Form 10-Q
period 1996-06-30
MACERICH CO
filed 1996-08-14
CIK 912242

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     FOR QUARTER ENDED JUNE 30, 1996          COMMISSION FILE NO. 1-12504

                             THE MACERICH COMPANY
- - ----------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           MARYLAND                                       95-4448705
- - ---------------------------------            -----------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporationor organization)               Identification Number)


          233 Wilshire Boulevard, Suite 700, Santa Monica, CA  90401
- - ----------------------------------------------------------------------(Address
                   of principal executive office)(Zip code)

       Registrant's telephone number, including area code (310) 394-5333
                                                      ----------------

                                      N/A
- - ----------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Number of shares outstanding of each of the registrant's classes of common stock, as of August 8, 1996.

              Common stock, par value $.01 per share:  19,996,000
- - ----------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days.


              YES           X                          NO
                           -----------                            --------

                             The Macerich Company
                                   Form 10Q


                                     INDEX


                                                        Page

Part I:  Financial Information

Item 1.  Financial Statements

         Condensed consolidated balance sheets of The Company
         as of June 30, 1996 and December 31, 1995.                  3

         Condensed consolidated statements of operations of
         The Company for the periods from January 1, 1996
         through June 30, 1996 and January 1, 1995 through
         June 30, 1995.                                             4

         Condensed consolidated statements of operations of
         The Company for the periods from April 1, 1996
         through June 30, 1996 and April 1, 1995 through
         June 30, 1995.                                            5

         Condensed consolidated statements of cash flows
         of The Company for the periods from January 1
         through June 30, 1996 and 1995.                           6

         Notes to  condensed consolidated financial
         statements                                          7 to 14

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations       15 to 20


Part II:  Other Information                                        21

                      THE MACERICH COMPANY (The Company)
                    CONDENSED CONSOLIDATED BALANCE SHEETS OF THE COMPANY
                       (Dollars in thousands, except per share amounts)

                                                     June 30,  December 31,
                                                      1996    1995
                                                   (Unaudited) (Audited)

ASSETS:
Property, net                                   $ 777,267    $  694,900
Cash and cash equivalents                           4,112        15,570
Tenant receivables, including
     accrued overage rents
     of $2,525 in 1996
     and $2,455 in 1995                            19,266        15,214
Deferred charges and other assets                  20,695        20,434
Investment in unconsolidated joint ventures
     and the management companies                  17,644        17,280
                                                 ---------   ---------

               Total assets                      $ 838,984  $ 763,398
                                                 ---------   ---------
                                                 ---------   ---------
  LIABILITIES AND STOCKHOLDERS' EQUITY:

Mortgage notes payable:
     Related parties                            $  136,383  $ 136,186
     Others                                        406,087    349,007
                                                 ---------   ---------
        Total                                      542,470    485,193

Bank notes payable                                  29,500          -
Accounts payable                                     3,594      2,265
Accrued interest expense                             2,263      2,015
Other accrued expenses                               5,307      4,522
Due to affiliates                                        -        811
Deferred acquisition liability                       5,000      5,000
Other liabilities                                    8,918      9,507
                                                  ---------   ---------
          Total liabilities                        597,052    509,313

Minority interest in Operating Partnership          91,667     95,740

Commitments and contingencies

Stockholders' equity
      Preferred Stock, $.01 par value, 10,000,000 shares
              authorized - none issued                   -          -
     Common Stock, $.01 par value, 100,000,000 shares
              authorized, 19,996,000 outstanding
               at June 30, 1996 and 19,977,000
               at December 31, 1995
     Additional paid in capital                        200       200
     Accumulated deficit                           150,065   158,145
                                                 ---------   ---------
          Total stockholders' equity               150,265   158,345
                                                 ---------   ---------
Total liabilities and stockholders' equity       $ 838,984 $ 763,398
                                                 ---------   ---------
                                                 ---------   ---------

The accompanying notes are an integral part of these financial statements.

                      THE MACERICH COMPANY (The Company)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF THE COMPANY
                               (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                    The Company
                                           January 1, 1996  January 1, 1995
                                                  to               to
                                            June 30, 1996    June 30, 1995
REVENUES:
     Minimum rents                     $       46,641  $       32,460
     Percentage rents                           3,089           2,270
     Tenant recoveries                         22,582          12,191
     Other                                        758             244
                                             ---------      ---------
         Total Revenues                        73,070          47,165
                                             ---------      ---------

OPERATING COSTS:
     Shopping center expenses                  23,796          14,601
     General and administrative expense         1,396           1,198
     Interest expense                          20,359          11,521
     Depreciation and amortization             15,650          12,273
                                            ---------       ---------
          Total Expenses                       61,201          39,593
                                            ---------       ---------

Equity in income of unconsolidated
    joint ventures and the
    management companies                        2,121           1,624
                                            ---------       ---------

Income of the Operating Partnership            13,990           9,196

Minority interest in net income of
    the Operating Partnership                  (5,277)         (3,494)

Extraordinary loss on early
    extinguishment of debt                          -          (1,297)
                                            ---------       ---------

Net income                             $        8,713  $        4,405
                                           ---------        ---------
                                           ---------        ----------
Net income per common share           $         0.44   $         0.31
                                           ---------        ---------
                                           ---------        ---------
Dividend/distribution per
   common share outstanding           $         0.84   $         0.82
                                           ---------        ----------
                                           ---------        ----------
Weighted average number of
     common shares outstanding            19,986,000       14,375,100
                                           ---------        ----------
                                           ---------        ----------
Weighted average number of
     Operating Units outstanding          32,095,000       25,781,000
                                           ---------        ----------
                                           ---------        ----------



The accompanying notes are an integral part of these financial statements.

                      THE MACERICH COMPANY (The Company)
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF THE COMPANY
                              (Unaudited)
            (Dollars in thousands, except per share amounts)

                                             Three Months Ended June 30,
                                                  1996        1995
REVENUES:
     Minimum rents                             $   24,003  $  16,454
     Percentage rents                               1,519      1,150
     Tenant recoveries                             12,058      6,331
     Other                                            197        132
                                                ---------   ---------

         Total Revenues                            37,777     24,067

OPERATING COSTS:
     Shopping center expenses                      12,767      7,376
     General and administrative expense               607        539
     Interest expense                              10,518      5,750
     Depreciation and amortization                  7,900      6,124
                                                ---------   ---------

          Total Expenses                           31,792     19,789
                                                ---------   ---------

Equity in income of unconsolidated joint
   ventures and the management companies              940       786
                                                ---------   ---------

Income of the Operating Partnership                 6,925      5,064

Minority interest in net income
    of the Operating Partnership                   (2,613)    (1,666)


Extraordinary loss on early extinguishment
     of debt                                            -     (1,297)
                                                ---------   ---------

Net income                                     $    4,312  $   2,101
                                                ---------  ---------
                                                ---------  ---------
Net income per common share                    $     0.22  $    0.15
                                                ---------  ---------
                                                ---------  ---------
Dividend/distribution per common share
     outstanding                               $     0.42  $    0.42
                                                ---------  ---------
                                                ---------  ---------

The accompanying notes are an integral part of these financial statements.

                      THE MACERICH COMPANY (The Company)
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS OF THE COMPANY
                     (Dollars in thousands)
                         (Unaudited)
                                                  January 1 to June 30,
                                                     1996       1995

Cash flows from operating activities:
     Net income                                   $  8,713  $  4,405
                                                 ---------   ---------
     Adjustments to reconcile net income to
       net cash provided by operating activities:
     Extraordinary loss on early
       extinguishment of debt                            -     1,297
     Loss on sale of assets                            315         -
     Depreciation and amortization                  15,650    12,273
     Amortization of discount on
       trust deed note payable                         331       273
     Minority interest in the income
       of the Operating Partnership                  5,277     3,494
     Changes in assets and liabilities:
       Tenant receivables, net                      (4,052)     (939)
       Other assets                                   (101)    2,862
       Accounts payable and accrued expenses         2,362    (1,220)
       Due to affiliates                            (1,046)     (443)
       Other liabilities                              (355)     (501)
                                                 ---------   ---------
          Total adjustments                         18,381    17,096
                                                 ---------   ---------
     Net cash provided by
        operating activities                        27,094    21,501
                                                 ---------   ---------
Cash flows from investing activities:
     Acquisitions of property and improvements     (66,802)   (2,644)
     Renovations and expansions of centers          (5,075)   (3,446)
     Additions to tenant improvements                 (419)   (1,104)
     Deferred charges - leasing costs               (1,705)   (1,244)
     Deferred charges - financing costs             (1,887)     (724)
     Proceeds from sale of assets                      948         -
                                                 ---------   ---------
     Net cash used in investing activities         (74,940)   (9,162)
                                                 ---------   ---------
Cash flows from financing activities:
     Proceeds from notes and mortgages payable      65,116     7,000
     Payments on mortgages and notes payable        (1,621)     (567)
     Equity in income of unconsolidated
       joint ventures and the
       management companies                         (2,121)   (1,624)
     Distribution from joint ventures                1,757     1,699
      Dividends and distributions                  (26,743)  (21,140)
                                                 ---------   ---------

     Net cash provided by (used in)
       financing activities                        36,388   (14,632)
                                                ---------   ---------

     Net decrease in cash                         (11,458)   (2,293)

Cash and cash equivalents, beginning of period     15,570     3,824
                                                ---------   ---------

Cash and cash equivalents, end of period         $  4,112  $  1,531
                                                ---------   ---------
                                                ---------   ---------
Supplemental cash flow information:
     Cash payment for interest                   $ 19,781  $ 11,233
                                                ---------   ---------
                                                ---------   ---------
Non-cash transactions:
     Acquisition of property by
        assumption of debt                      $ 25,849  $      -
                                               ---------   ---------
                                               ---------   ---------
     Acquisition of property by
        issuance of OP units                    $    600  $      -
                                               ---------   ---------
                                               ---------   ---------




The accompanying notes are an integral part of these financial statements.

[TEXT]
                      THE MACERICH COMPANY (The Company)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (Dollars in thousands)

1.   Interim Financial Statements and Basis of Presentation:

     The accompanying Condensed Consolidated financial statements of The Macerich Company ("financial statements") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and have not been audited by independent public accountants.

     The unaudited interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results for interim periods are not necessarily indicative of the results to be expected for a full year.

     Certain reclassifications have been made in the 1995 financial statements to conform to the 1996 financial statement presentation.

2.   Organization:

     The Macerich Company (the "Company") was incorporated under the General Corporation Law of Maryland on September 9, 1993 and commenced operations effective with the completion of its initial public offering ("IPO") on March 16, 1994. The Company was formed to continue the business of the Macerich Group, which since 1972 has focused on the acquisition, ownership, redevelopment, management and leasing of regional shopping centers located throughout the United States. In 1994, the Company became the sole general partner of The Macerich Partnership L.P., (the "Operating Partnership"). In connection with it's IPO the Company acquired a 56% interest in the Operating Partnership. The Operating Partnership now owns 100% of 16 properties, including three that were acquired in 1995 and one in January, 1996. In addition, the Operating Partnership owns interests in four other regional shopping centers. Collectively these properties and interests are referred to as the "Centers". The Company conducts all of its operations through the Operating Partnership and other wholly owned subsidiaries, and the Company's two Management Companies, Macerich Property Management Company and Macerich Management Company, collectively referred to as "the Management Companies".

     The Company is a real estate investment trust under the Internal Revenue Code of 1986, as amended, owns approximately 62% of The Operating Partnership and is the sole General Partner. The limited partnership interest not owned by the Company is reflected in these financial statements as Minority Interest.

                      THE MACERICH COMPANY (The Company)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (Dollars in thousands)

3.   Investments in Unconsolidated Joint Ventures and the Management
     Companies

     The following are the Company's investments in various real estate joint ventures which own regional retail shopping centers. The Operating Partnership is a general partner in these joint ventures. The Operating Partnership's interest in each joint venture is as follows:

                                         The Operating Partnership's
     Joint Venture                                  Ownership %

     Macerich Northwestern Associates            50%
     North Valley Plaza Associates               50%
     Panorama City Associates                    50%
     West Acres Development                      19%

     The non-voting preferred stock of the Management Companies is owned by the Operating Partnership, which provides the Operating Partnership the right to receive 95% of the distributable cash flow from the Management Companies. The Company accounts for the Management Companies using the equity method of accounting.

     Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures, and the Management Companies, followed by information regarding the Operating Partnership's beneficial interest in the combined operations. Beneficial interest is calculated based on the Operating Partnership's ownership interests in the joint ventures and the Management Companies.


        COMBINED AND CONDENSED BALANCE SHEETS OF JOINT VENTURES
                    AND THE MANAGEMENT COMPANIES

                                              June 30,    Dec 31,
                                                1996        1995
Assets:
    Properties, net                          $103,972  $ 104,879
    Other assets                               14,419     10,923
                                            ---------   ---------
    Total assets                              118,391    115,802
                                            ---------   ---------
                                            ---------   ---------

Liabilities and partners' capital:
    Mortgage notes payable                  $ 82,145  $  82,515
    Other liabilities                          8,104      5,306
    The Company's capital                     17,644     17,280
    Outside Partners' capital                 10,498     10,701
                                           ---------   ---------
Total liabilities and partners' capital     $118,391  $ 115,802
                                           ---------  ---------
                                           ---------  ---------

[TEXT]
                      THE MACERICH COMPANY (The Company)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (Dollars in thousands)

3. Investments in Unconsolidated Joint Ventures and the Management Companies - Continued


              COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES
                         AND THE MANAGEMENT COMPANIES

                         Three Months Ended June 30   Six Months Ended June 30
                                   1996     1995          1996      1995
Revenues                          $7,117    $7,990       $15,350    $16,104
                                --------- ---------     ---------  ---------
Expenses:
     Shopping center expenses      1,397      2,229        3,691      4,346
     Interest                      1,613      1,625        3,213      3,231
     Management company expense      845      1,210        1,804      2,230
     Depreciation and amortization   922        989        2,042      2,200
                                  ---------   ---------   ---------  ---------
     Total operating costs         4,777      6,053       10,750     12,007
                                  ---------   ---------   ---------  ---------
Gain on sale of land                 105        377          282        722
                                  ---------   ---------   ---------  ---------

Net income                        $2,445     $2,314       $4,882     $4,819
                                  ---------  ---------    ---------  ---------
                                  ---------  ---------    ---------  ---------

[TEXT]

Significant accounting policies used by the unconsolidated joint ventures and the Management Companies are similar to those used by the Macerich Company.

Included in mortgage notes payable are amounts due to related parties of $43,500 at June 30, 1996 and December 31, 1995. Interest expense incurred on these borrowings amounted to $748 and $750 for the three months ended June 30, 1996 and 1995, respectively, and $1,488 and 1,483 for the six months ended June 30, 1996 and 1995, respectively.

The following table sets forth the Operating Partnership's beneficial interest in the joint ventures and the Management Companies:

                 PRO RATA SHARE OF COMBINED AND  STATEMENT OF
           OPERATIONS OF JOINT VENTURES AND THE MANAGEMENT COMPANIES

                              Three Months Ended June 30  Six Months Ended June 30
                                    1996      1995         1996       1995
Revenues                            $3,548    $3,823     $7,491     $7,654
                                    -------   -------    -------     -------

Expenses:
      Shopping center expenses         999       976      1,784      1,898
      Interest                         539       541      1,072      1,074
      Management company expense       725     1,122      1,636      2,244
      Depreciation and amortization    365       468        932        951
                                    -------    -------   -------     -------

      Total operating costs          2,628     3,107      5,424      6,167
                                    -------   -------    -------     -------

Gain on sale of land                    20        70         54        137
                                    -------   -------    -------     -------

      Net income                      $940      $786     $2,121     $1,624
                                    -------   -------    -------     -------
                                    -------   -------    -------     -------

                                           9

[TEXT]
                      THE MACERICH COMPANY (The Company)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (Dollars in thousands)

4.   Property:

Property is comprised of the following:

                                June 30,      December 31,
                                1996          1995
Land                           $172,562      $155,490
Building Improvements           708,651       636,183
Tenant Improvements              35,149        34,730
Equipment and Furnishings         3,896         3,668
Construction in Progress          9,002         3,927
                                  --------- ---------

                                929,260       833,998

Less, accumulated depreciation  151,993       139,098
                                ---------     ---------

                               $777,267      $694,900
                               ---------     ---------
                               ---------     ---------

     [TEXT]
5.   Deferred Charges And Other Assets:

Deferred charges and other assets include leasing, financing and other assets are:

                               June 30,    December 31,
                               1996        1995
Leasing                         $26,263     $24,926
Financing                         6,466       8,173
                                ---------   ---------

                                 32,729      33,099

Less, accumulated amortization   15,946      16,476
                                ---------   ---------

                                 16,783      16,623
Other assets                      3,912       3,811
                               ---------    ---------

     Total                      $20,695     $20,434
                               ---------    ---------
                               ---------    ---------

[TEXT]

                      THE MACERICH COMPANY (The Company)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (Dollars in thousands)

6.   Notes and Mortgages Payable:

     Notes and mortgages payable at June 30, 1996 and December 31, 1995 consists of the following:

                             Carrying Amount of Notes
                             1996                  1995
Property Pledged                        Related              Related Interest    Payment   Maturity
   As Collateral             Other      Party      Other     Party      Rate     Terms        Date
Capitola Mall                 ----     $ 38,116     ----     $38,250    9.25%    316(f)         2001
Chesterfield Towne Center    $ 59,285    ----      $59,536      ----    8.75%    475(h)         2024
Chesterfield Towne Center       5,326    ----        5,346      ----    9.38%    43(h)          2024
Chesterfield Towne Center       1,930    ----        1,938      ----    8.88%    16(h)          2024
Crossroads Mall  (a)             ----   36,267      ----      35,936    7.08%    244(f)         2010
Greeley Mall                   18,841    ----       19,000      ----    8.50%    (i)            2003
Green Tree/Crossroads - OK (b)   ----    ----       50,000      ----    7.45%    interest only  2004
Holiday Village Mall               34    ----            73     ----    5.50%    7(f)           1996
Holiday Village Mall          ----      17,000        ----    17,000    6.75%    interest only  2001
Lakewood Mall (c)             127,000    ----       127,000     ----    7.20%    interest only  2005
Marina Marketplace             22,088    ----         ----      ----    6.35%    173            1997
Northgate Mall                ----      25,000        ----    25,000    6.75%    interest only  2001
Parklane Mall                 ----      20,000        ----    20,000    6.75%    interest only  2001
Queens Center                  54,900     ----       55,800     ----    (d)      (d)            1999
Queens Center                  10,200     ----       10,200     ----    (e)       (e)           1999
The Centre at Salisbury (b)   ----        ----       21,000     ----    7.13%    interest only  2004
Salisbury/Crossroads-OK/
     Greentree                103,300      ----        ----     ----    7.11%    interest only(b)2004
Sassafras Square                3,484      ----        ----     ----    8.54%     31 (j)         1999
                              -------    -------     -------  -------

Sub-Total                     406,388   136,383     349,893   136,186
Less interest rate
   arrangements (g)               301      ----         886      ----
                              -------   -------     -------   -------

Total                        $406,087  $136,383    $349,007  $136,186
                              -------   -------     -------   -------
                              -------   -------     -------   -------

Bank notes payable            $29,500     ----          ----     ----    7.25%(k) 1997
                              -------    -------     -------  -------
                              -------    -------     -------  -------

Weighted average interest rate at June 30, 1996                          7.42%
                                                                      -------
                                                                      -------
Weighted average interest rate at December 31, 1995                      7.52%
                                                                      -------
                                                                      -------

[TEXT]
Notes:

   (a) There is a discount on this note which is being amortized over the life of the loan using the effective interest method. At June 30, 1996 and December 31, 1995 the unamortized discount was $480 and $496, respectively.

  (b) On April 16, 1996 these loans were combined and secured by all three properties. The loan amount was increased to $103,300. The average interest rate is 7.11% and the maturity is March, 2004.

                      THE MACERICH COMPANY (The Company)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (Dollars in thousands)

6.   Mortgage Notes Payable, Continued:

  (c) The loan indenture requires the Company to deposit all cash flow from the property operations with a trustee to meet its obligations under the Notes. Cash in excess of the required amount, as defined, is released. Included in cash and cash equivalents is $750 of restricted cash deposited with the trustee at June 30, 1996 and at December 31, 1995.

  (d) This loan bears interest at LIBOR plus .90%. LIBOR was 5.56% at June 30, 1996 and 5.65% at December 31, 1995. Principal payments of $1,800 are due in 1996, $1,600 in 1997 and $1,400 in 1998. There is
       an interest rate ceiling on this debt of 7.25% for 1996, 7.875% for 1997 and 8.5% from January 1, 1998 to June 30, 1999. The estimated value of this interest rate cap was $420 at June 30, 1996 and $140 at December 31, 1995.

  (e) This loan bears interest at LIBOR plus 2.22%. Interest only is payable monthly. There is an interest rate cap that provides for an interest rate ceiling of 8% through March, 1999. This interest rate cap had an estimated market value of $840 at June 30, 1996 and $280 at December 31, 1995.

  (f)    This represents the monthly payment of principal and interest.

  (g) Represents the unamortized cost of interest rate arrangements at Crossroads Mall. The estimated market value of these arrangements is $300 at June 30, 1996 and $886 at December 31, 1995.

  (h) This amount represents the monthly payment of principal and interest. In addition, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property's gross receipts (as defined in the loan agreement) exceeds a base amount specified therein. Contingent interest expense recognized by the Company was $153 at June 30, 1996 and $92 at June 30, 1995.

  (i) Interest only is payable through March, 1996. Thereafter monthly payments total $187 until maturity at which time the balance is due in full.

  (j)    Represents the monthly payment of principal and interest.

  (k) Represents borrowings under the Company's unsecured working capital line of credit. The total amount of the line is $50,000 and the interest rate is LIBOR plus 1.35% or the prime rate.

  Certain mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

  The market value of notes payable at June 30, 1996 and December 31, 1995 is estimated to be approximately $573,000 and $466,000, respectively, based on current interest rates for comparable loans.

                      THE MACERICH COMPANY (The Company)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (Dollars in thousands)

7.   Related-Party Transactions:

  The Company engaged The Management Companies to manage the operations of the unconsolidated joint ventures and other affiliated shopping centers. The Management Companies are reflected under the equity method of accounting for investments.

  Certain mortgage notes were held by outside partners of the individual Macerich Group partnerships. Interest expense in connection with these notes was $2,691 and $2,045 for the three months ended June 30, 1996 and 1995, respectively, and $5,417 and $4,055 for the six months ended
  June 30, 1996 and for 1995, respectively. Included in accrued interest expense is interest payable to these partners of $498 and $537 at June 30, 1996 and December 31, 1995, respectively.

8.   Commitments and contingencies:

  Certain partnerships have entered into noncancellable operating ground leases. The leases expire at various times through 2070, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percent of base rent income, as defined. Ground rent expenses were $388, including contingent rents of $10, for the six months ended June 30, 1996, and $1,131, including contingent rents of $360, for the six months ended June 30, 1995. Ground rent expenses were $204 and $533 for three months ended June 30, 1996 and June 30, 1995, respectively.

  On December 21, 1995, the Company acquired Capitola Mall. As part of the purchase price, the Company will issue $5,000 of Operating Partnership units five years after the acquisition date. The units will be issued at a price equal to the stock price at that time.

  Perchloroethylene (PCE) has been detected in soil and groundwater in the vicinity of a dry cleaning establishment at North Valley Plaza. The California Department of Toxic Substance Control (DTSC) has advised the Company that very low levels of Dichlorethylene (1,2,DCE) a degradation byproduct of PCE, have been detected in a water well located 1/4 mile west from the dry cleaners, and the dry cleaning facility may have contributed to the introduction of 1,2 DCE into the water well. According to DTSC, the maximum contaminant level (MCL) for 1,2DCE which is permitted in drinking water is 6 parts per billion (ppb); and that the 1,2DCE was detected in the water well at 1.2 ppb, which is below the MCL. The Company has retained an environmental consultant to investigate the contamination and the Company has initiated testing of the site. Evaluation of this situation is preliminary, and at this time the Company is unable to determine whether any remediation will be required, or if necessary, what the range of remediation costs might be. The joint venture that owns that property has set up a $200 reserve ($95 of which has already been incurred) to cover professional fees and
  testing costs.   The Company intends to look to the responsible parties and insurers if remediation is required.

                      THE MACERICH COMPANY (The Company)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (Dollars in thousands)


8.   Commitments and contingencies - Continued:

  Toluene, a petroleum constituent, has been detected in one of three groundwater dewatering system holding tanks at the Queens Center. The source of the toluene is currently unknown, but it is possible that an adjacent service station has caused or contributed to the problem. It is also possible that the toluene remains from previous service station operations which occurred on site prior to the development of the site into its current use in the early 1970s. Toluene was detected at levels of 410 and 160 parts per billion (ppb) in samples taken from the tank in October, 1995 and February, 1996, respectively. In May, 1996, two additional samples were collected, one of which contained toluene at .63 ppb, the other sample detected no toluene. Although the Company believes that no remediation will be required, it has set up a $300 reserve to cover professional fees and testing costs. The Company intends to look to the responsible parties and insurers if remediation is required.

  Dry cleaning chemicals, including perchloroethylene (PCE) have been detected in soil and groundwater in the vicinity of a dry cleaning establishment at Villa Marina Marketplace. The previous owner of the property has reported the problem to the appropriate government authorities and has agreed to fully assess and remediate the site to the extent required by those authorities subject to a limited indemnity agreement. The previous owner has removed the dominant source of impacted soil and is continuing its efforts to assess the site under the direction of the local regulatory oversight agency. Although the Company believes that it will not be required to participate in assessment or remediation activities, it has set up a $300 reserve ($10 of which has already been incurred), concurrent with its January 24, 1996 acquisition of the Center, to cover professional fees and testing costs.

9.   Pro Forma Information:

  Villa Marina Marketplace was acquired on January 25, 1996. On a pro forma basis, reflecting this acquisition as if it had occurred on January 1, 1996, the Company would have reflected total revenues of $73,612, net income of $9,011 and net income per share of $0.45 for the six months ended
  June 30, 1996.

               THE MACERICH COMPANY (The Company)


                                    Item II

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

     The following discussion is based primarily on the consolidated balance sheet of the Macerich Company ("the Company") as of June 30, 1996, and also compares the activities for the six months and three months ended June 30, 1996, to the activities for the six months and three months ended
June 30, 1995.

     This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect the fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

     The Company acquired The Centre at Salisbury ("Salisbury") in Salisbury, Maryland on August 15, 1995, Capitola Mall ("Capitola"), in Capitola, California on December 21, 1995, and Queens Center ("Queens"), in Queens,
New York on December 28, 1995. These properties are known as the "1995 Acquisition Centers". On January 25, 1996 the Company acquired Villa Marina Marketplace in Marina del Rey, California ("1996 Acquisition"). Shopping centers owned by the Company for the entire six month period ended June 30, 1996 and 1995 are referred to as the "Same Centers" for comparison purposes below. The 1996 financial statements include Villa Marina Marketplace from the date of acquisition to June 30, 1996 and include the 1995 Acquisitions from January 1, 1996 through June 30, 1996. As a result of the acquisitions, many of the variations in the results of operations, discussed below, occurred due to the addition of these properties to the portfolio during 1996 and 1995. The Company's ability to acquire additional properties is impacted by many factors, such as availability and cost of capital, overall debt to market capitalization level, interest rates and availability of potential acquisition targets that meet the Company's criteria. Accordingly, management is uncertain as to whether during the balance of 1996 there will be similar acquisitions and corresponding increases in revenues, net income and funds from operations that
occurred as a result of the 1996 and 1995 acquisitions.     In addition, the
Company's success in the highly competitive real estate shopping center business depends upon many other factors, including general economic conditions, the ability of tenants to make rent payments, increases or decreases in operating expenses, occupancy levels, changes in demographics, competition from other centers and forms of retailing and the ability to renew leases or relet space upon the expiration or termination of leases.

     The bankruptcy and/or closure of retail stores, particularly anchors, may reduce customer traffic and cash flow generated by a Center. During 1996, Federated Department Stores, Inc. closed the Broadway at Panorama and Weinstocks at Parklane. Although negotiations are underway to replace these anchor tenants, completion of those transactions is not certain and the long-term closure of these or other stores could adversely affect the Company's performance.

                      THE MACERICH COMPANY (The Company)

Results of Operations - Six months Ended June 30, 1996 and 1995

     Revenues

           Minimum and percentage rents together increased $15 million to $49.7 million for the six months ended June 30, 1996 compared to $34.7 million in the six months ended June 30, 1995. The 1995 Acquisition Centers contributed $11.1 million of this increase and the 1996 Acquisition contributed $4.0 million.

           Tenant recoveries for the second quarter of 1996 increased by $10.4 million. This was due to the addition of the 1995 Acquisition Centers and the 1996 Acquisition ($8.8 million) and increases in recoverable expenses at the Same Centers of $1.5 million.

     Expenses

           Operating expenses, including shopping center, management, leasing and ground rent expense, increased by $9.2 million for the six months ended June 30, 1996 compared to the same period in 1995. This increase was due to the addition of the 1995 Acquisition Centers ($7.0 million), the 1996 Acquisition ($1.3 million) and increases in Same Centers recoverable expenses of $1.5 million. The increase was offset somewhat by lower ground rent expense of $0.7 million which resulted from the October 1995 acquisition of land at Crossroads-Boulder which was previously ground leased. Depreciation and amortization increased by $3.4 million, virtually all of which was related to the 1996 Acquisition and 1995 Acquisition Centers. Interest expense increased by $8.8 million which resulted primarily from the increased interest expense on debt attributable to the 1995 Acquisition Centers and the 1996 Acquisition.

     Income From Unconsolidated Joint Ventures and The Management
     Companies

           The income from unconsolidated joint ventures increased to $2.1 million compared to $1.6 million for the period ended June 30, 1995. This increase was primarily due to increased net income of $665,000 at the Management Companies.

     Loss on Early Extinguishment of Debt

           The Company financed the debt secured by Lakewood Mall on June 28, 1995. As a result $1.3 million of unamortized loan costs were written off as an extraordinary item during the six months ended June 30, 1995.

     Net Income

           Net income for the period increased to $8.7 million compared to $4.4 million for the six months ended June 30, 1995. This increase was due to the factors discussed above.

                      THE MACERICH COMPANY (The Company)


Results of Operations - Three months Ended June 30, 1996 and 1995

     Revenues

           Minimum and percentage rents together increased $7.9 million. Of this increase approximate $5.6 million related to the 1995 Acquisition Centers and $2.3 million related to the 1996 Acquisition.

           Tenant recoveries increased to $12.1 million in 1996, from $6.3 million in 1995. The 1995 Acquisition Centers were responsible for $4.0 million of this increase and $0.5 million of the increase related to the 1996 Acquisition. The balance of the increase was primarily due to higher Same Centers recoverable expenses.

     Expenses

           Operating expenses, including shopping center and ground rent expenses, increased by $5.4 million to $12.8 million in 1996, most of which related to the 1995 Acquisition Centers ($3.6 million) and the 1996 Acquisition ($0.7 million). The balance of the increase was primarily due to higher Same Center recoverable expenses of $1.2 million, offset somewhat by lower ground lease expense of $0.3 million. Depreciation and amortization for the quarter increased to $7.9 million from $6.1 million for the same period in 1995. Virtually all of this increase was attributable to the 1995 Acquisition Centers and 1996 Acquisition.
     Interest expense increased from $5.7 million in 1995 to $10.5 million in 1996. Most of the increase related to debt assumed on, or debt incurred to acquire, the 1995 Acquisition Centers and the 1996 Acquisition.

     Income From Unconsolidated Joint Ventures and The Management
     Companies

           The income from unconsolidated joint ventures and the Management Companies increased from $786,000 in 1995 to $940,000 in 1996. This increase was primarily due to increased net income from the Management Companies.

     Loss on Early Extinguishment of Debt

           The Company refinanced the debt secured by Lakewood Mall on June 28, 1995. As a result $1.3 million of unamortized loan costs were written off as an extraordinary item during the quarter ended June 30, 1995.

     Net Income

           Net income for the period increased to $4.3 million from $2.1 million for the three months ended June 30, 1995. This increase was due to the factors discussed above.

                      THE MACERICH COMPANY (The Company)



     Liquidity and Capital Resources

           The Company intends to meet its short term liquidity requirements through cash generated from operations and working capital reserves. The Company anticipates that revenues will continue to provide necessary funds for its operating expenses and debt service requirements, and to pay dividends to stockholders in accordance with REIT requirements. The Company anticipates that cash generated from operations, together with cash on hand, will be adequate to fund capital expenditures which will not be reimbursed by tenants, other than non-recurring capital expenditures. Capital for major expenditures or redevelopments has been, and is expected to continue to be, obtained from equity or debt financings.

           The Company believes that it will have access to the capital necessary to expand its business in accordance with its strategies for growth and maximizing Funds from Operations. The Company presently intends to obtain additional capital necessary to expand its business through a combination of additional equity offerings and debt financings.

           The Company's total outstanding mortgage loan indebtedness at June 30, 1996 was $571.6 million (including its pro rata share of joint venture debt). This equated to a debt to Total Market Capitalization (defined as total debt of the Operating Partnership, including its pro rata share of joint venture debt, plus aggregate market value of outstanding shares of common stock, assuming full conversion of OP Units into stock) rate of 46.5% at June 30, 1996. Such debt consists primarily of conventional mortgages payable secured by individual properties. In connection with $65 million of the Company's floating rate indebtedness, the Company has entered into interest rate protection agreements that limit the Company's exposure to increases in interest rates.

           The Company has a shelf registration to sell securities consisting of $136.6 million of common stock and common stock warrants.

           The Company has an unsecured line of credit to $50 million. The outstanding borrowings on the line of credit at June 30, 1996 were $29.5 million.

           At June 30, 1996 the Company had cash and cash equivalents available
     of $4.1   million.

           The Company increased its debt on Crossroads-OK, Green Tree and Salisbury by $15.3 million on April 16, 1996. The excess borrowings were used to repay a portion of the debt outstanding under the Company's bank line of credit and for general corporate purposes. Also, under the credit facility the Company has available $10.0 million of notes that can be issued.

                      THE MACERICH COMPANY (The Company)

     Funds From Operations

          The Company believes that the most significant measure of its performance is Funds from Operations ("FFO"). FFO is defined by The National Association of Real Estate Investment Trusts ("NAREIT") to be:
     Net income, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real property and after adjustments for Unconsolidatedjoint ventures. Adjustments for Unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. Also, extraordinary items and significant non-recurring events are excluded from the FFO calculation. FFO does not represent cash flow from operations, as defined by generally accepted accounting principles, and is not necessarily indicative of cash available to fund all cash flow needs. The following reconciles net income to the FFO.

                                             Six months ended     Three months ended
                                                 June 30,              June 30,
                                              1996      1995       1996    1995
                                               (amounts in thousands)
Net income                                      $8,713   $4,405    $4,312  $2,101
Adjustments to reconcile
   net income to FFO:
      Loss on early extinguishment of debt           -    1,297         -   1,297
      Extraordinary loss on sale of assets         315        -       315       -
      Minority interest                          5,277    3,494     2,613   1,666
      Depreciation and amortization on
          wholly owned properties               15,650   12,273     7,900   6,124
      Less amortization of loan costs and
          depreciation of personal property     (1,315)  (1,871)     (530)   (981)
      Pro rata share of joint venture
          depreciation and amortization
            of real estate                         932      951       365     468
      Pro rata share of (gain) loss on sale of
          joint venture assets                     (54)    (137)      (20)    (69)
                                                -------   -------   -------  -------

Total FFO                                       29,518   20,412     14,955   10,606
                                                -------   -------   -------  -------
                                                -------   -------   -------  -------
Weighted average number of shares outstanding,
   assuming full conversion of OP Units         32,095   25,781     32,105   25,781
                                                -------   -------   -------  -------
                                                -------   -------   -------  -------

     [TEXT]
          Included in minimum rents for the six months ended June 30, 1996 were $745,000 of rents attributable to the accounting practice of "straight lining of rents." This compares to $774,000 for the same period in 1995.

                      THE MACERICH COMPANY (The Company)


     Inflation

          In the last three years, inflation has not had a significant impact on the Company because of a relatively low inflation rate. Substantially all the leases at the Centers have rent adjustments periodically through the lease term. These rent increases are either in fixed increments or based on increases in the Consumer Price Index. In addition, many of the leases are for terms of less than ten years, which enables the Company to replace existing leases with new leases at higher base rents if the rents of the existing leases are below the then existing market rate. Additionally, most of the leases require the tenants to pay their pro rata share of operating expenses. This reduces the Company's exposure to increases in costs and operating expenses resulting from inflation.

                                    PART II

Other Information

Item 1    Legal Proceedings

          None

Item 2    Changes in Securities

          None

Item 3    Defaults Upon Senior Securities

          None

Item 4    Submission of Matters to a Vote of Security Holders

          None

Item 5    Other Information

          None

Item 6    Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27.  Financial Data Schedules

          (b)  Reports on Form 8-K

               None

                                  Signatures





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              The Macerich Company




                              By: /s/ THOMAS E. O'HERN
                                  Thomas E. O'Hern
                                  Senior Vice President and
                                  Chief Financial Officer








Date:  August 14, 1996

                               EXHIBIT INDEX


EXHIBIT                                         METHOD OF FILING
- - --------                                        ----------------

  27.    Financial Data Schedules.............  Filed herewith electronically