Form 10-Q
period 1996-09-30
MACERICH CO
filed 1996-11-14
CIK 912242

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

   FOR QUARTER ENDED SEPTEMBER 30, 1996      COMMISSION FILE NO. 1-12504

                           THE MACERICH COMPANY
---------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

           MARYLAND                                    95-4448705
----------------------------                            ----------
(State or other jurisdiction                            (I.R.S. Employer
 of incorporation or organization)                       Identification Number)


        233 Wilshire Boulevard, Suite 700, Santa Monica, CA  90401
--------------------------------------------------------------------------------
     (Address of principal executive office)               (Zip code)

     Registrant's telephone number, including area code (310) 394-5333
                                                         -------------

                                    N/A
--------------------------------------------------------------------------------
           (Former name, former address and former fiscal year,
                       if changed since last report)

Number of shares outstanding of each of the registrant's classes of common stock, as of November 5, 1996.

            Common stock, par value $.01 per share:  24,993,266
---------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days.


         YES       X                          NO
             -----------                            ----------




--------------------------------------------------------------------------    -
                                     1

                           The Macerich Company
                                 Form 10Q


                                   INDEX


                                                            Page

Part I:  Financial Information

Item 1.  Financial Statements

         Condensed consolidated balance sheets
         of The Company as of September 30, 1996
         and December 31, 1995.                               3

         Condensed consolidated statements of
         operations of The Company for the periods
         from January 1, 1996 through September 30, 1996
         and January 1, 1995 through September 30, 1995.      4

         Condensed consolidated statements of operations
         of The Company for the periods from July 1, 1996
         through September 30, 1996 and July 1, 1995
         through September 30, 1995.                          5

         Condensed consolidated statements of cash flows
         of The Company for the periods from January 1
         through September 30, 1996 and January 1, 1995
         through September 30, 1995.                          6

         Notes to  condensed consolidated financial
         statements                                           7 to 14

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations             15 to 19


Part II:  Other Information                                  20

--------------------------------------------------------------------------    -

                  CONDENSED CONSOLIDATED BALANCE SHEETS OF THE COMPANY
                    (Dollars in thousands, except per share amounts)

                                             September 30,      December 31,
                                                 1996              1995
                                             (Unaudited)         (Audited)
                                              ----------         ----------
ASSETS:

Property, net                                  $774,766          $694,900
Cash and cash equivalents                         2,631            15,570
Tenant receivables, including accrued
  overage rents of $3,167 in 1996 and
    $2,920 in 1995                               18,776            15,214
Due from affiliates                               3,200                 -
Deferred charges and other assets                20,261            20,434
Investment in unconsolidated joint ventures
     and the management companies                18,098            17,280
                                              ----------          ----------
               Total assets                    $837,732          $763,398
                                              ----------          ----------
                                              ----------          ----------

  LIABILITIES AND STOCKHOLDERS' EQUITY:

Mortgage notes payable:
     Related parties                           $136,032          $136,186
     Others                                     405,866           349,007
                                              ----------          ----------
       Total                                    541,898           485,193

Bank note payable                                34,500                 -
Accounts payable                                  1,501             2,265
Accrued interest expense                          2,306             2,015
Other accrued expenses                            7,003             4,522
Due to affiliates                                     -               811
Deferred acquisition liability                    5,000             5,000
Other liabilities                                 9,397             9,507
                                              ----------          ----------
          Total liabilities                     601,605           509,313

Minority interest in Operating Partnership       89,402            95,740

Commitments and contingencies

Stockholders' equity
  Preferred Stock, $.01 par value,
    10,000,000 shares authorized -
      none issued                                    -                  -
  Common Stock, $.01 par value,
    100,000,000 shares authorized,
     19,993,000 outstanding at
      September 30, 1996 and
       19,977,000 at December 31, 1995              200               200
    Additional paid in capital                  146,525           158,145
    Accumulated deficit                               -                 -
                                              ----------          ----------
         Total stockholders' equity             146,725           158,345
                                              ----------          ----------
         Total liabilities and
           stockholders' equity                $837,732          $763,398
                                              ----------          ----------
                                              ----------          ----------

--------------------------------------------------------------------------
                                    3

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF THE COMPANY
                              (Unaudited)
           (Dollars in thousands, except per share amounts)

                                             January 1, 1996    January 1, 1995
                                                   to                  to
                                              Sept 30, 1996     Sept 30, 1995
                                               ----------         -------------
REVENUES:
     Minimum rents                            $70,890                 $49,535
     Percentage rents                           4,570                   3,837
     Tenant recoveries                         34,033                  19,595
     Other                                      1,642                     489
                                              ----------              ----------
         Total Revenues                       111,135                  73,456
                                              ----------              ----------
OPERATING COSTS:
     Shopping center expenses                  36,076                  22,948
     General and administrative expense         1,862                   1,693
     Interest expense                          30,490                  18,195
     Depreciation and amortization             23,799                  18,750
                                             ----------               ----------
          Total Expenses                       92,227                  61,586
                                             ----------               ----------
Equity in income of unconsolidated
     joint ventures and the
     management companies                       2,876                   2,393
                                            ----------                ----------
Income of the Operating Partnership            21,784                  14,263

Minority interest in net income of
     Operating Partnership                     (8,096)                 (5,739)

Extraordinary loss on early
     extinguishment of debt                      (315)                 (1,299)
                                           ----------                ----------
Net income                                    $13,373                  $7,225
                                           ----------                ----------
                                           ----------                ----------

Net income per common share                     $0.67                   $0.50
                                           ----------                ----------
                                           ----------                ----------

Dividend/distribution per common
     share outstanding                          $1.26                   $1.24
                                           ----------                -----------
                                           ----------                -----------
Weighted average number of
     common shares outstanding             19,993,000                14,375,100
                                           -----------               -----------
                                           -----------               -----------

Weighted average number of
     Operating Units outstanding           32,111,000                25,792,000
                                           ----------                ----------
                                           ----------                ----------




---------------------------------------------------------------------------
                                     4

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF THE COMPANY
                                 (Unaudited)
              (Dollars in thousands, except per share amounts)

                                          Three Months Ended
                                               September 30,
                                          1996             1995
                                      ---------         ----------
REVENUES:
     Minimum rents                      $24,249           $17,075
     Percentage rents                     1,482             1,567
     Tenant recoveries                   11,451             7,403
     Other                                  567               246
                                      ----------         ----------
         Total Revenues                  37,749            26,291
                                      ----------         ----------
OPERATING COSTS:
     Shopping center expenses            12,279             8,347
     General and
        administrative expense              466               495
     Interest expense                    10,131             6,674
     Depreciation and amortization        8,148             6,478
                                      ----------          ----------
          Total Expenses                 31,024            21,994
                                      ----------          ----------
Equity in income of unconsolidated
     joint ventures and the
     management companies                   754               769
                                      ----------          ----------
Income of the Operating Partnership       7,479             5,066

Minority interest in net income of
      Operating Partnership              (2,820)           (2,245)
                                      ----------          ----------
Net income                               $4,659            $2,821
                                      ----------          ----------
                                      ----------          ----------

Net income per common share               $0.23             $0.20
                                      ----------          ----------
                                      ----------          ----------

Dividend/distribution per common
     share outstanding                    $0.42             $0.42
                                      ----------          ----------
                                      ----------          ----------


--------------------------------------------------------------------------    -
                                     5

                          THE MACERICH COMPANY (The Company)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS OF THE COMPANY
                                   (In Thousands)


                                        January 1, 1996 January 1, 1995
                                               to          to
                                         Sept 30, 1996   Sept 30, 1995
Cash flows from operating activities:
     Net income                            $13,373        $7,225
                                        -----------   -----------
     Adjustments to reconcile net
      income to net cash provided
      by operating activities:
       Extraordinary loss on early
            extinguishment of debt              -          1,299
       Loss on sale of assets                 315              -
       Depreciation and amortization       23,799         18,750
       Amortization of discount on trust
            deed note payable                  33            410
       Minority interest  in the income
            of the Operating Partnership    8,096          5,739
       Changes in assets and liabilities:
          Tenant receivables, net          (3,562)        (3,213)
          Other assets                        447          2,514
          Accounts payable and
           accrued expenses                 2,009            822
          Due to affiliates                (1,174)          (467)
          Other liabilities                   252           (657)
                                         -----------      -----------
               Total adjustments           30,215         25,197
                                         -----------      -----------

         Net cash provided by
          operating activities             43,588         32,422
                                         -----------      -----------
Cash flows from investing activities:
         Acquisitions of property
            and improvements              (67,211)        (8,549)
         Renovations and expansions
            of centers                     (5,349)        (4,214)
         Additions to
            tenant improvements              (624)        (1,207)
         Deferred charges - leasing costs  (2,707)        (2,152)
         Deferred charges -
            financing costs                (1,981)        (2,801)
         Loans to affiliates               (3,200)              -
         Proceeds from sale of assets         948               -
                                         -----------      -----------
         Net cash used in
           investing activites            (80,124)       (18,923)

Cash flows from financing activities:
        Proceeds from notes and
            mortgages payable             131,544         94,000
        Payments on mortgages
            and notes payable             (67,101)       (75,497)
        Equity in income of
            unconsolidated joint ventures
            and the management companies   (2,876)        (2,393)
        Distributions from joint ventures
           and management companies         2,058          2,199
        Dividends and distributions       (40,028)       (30,618)
                                         -----------     -----------
        Net cash provided by (used in)
            financing activities           23,597        (12,309)

        Net increase (decrease) in cash   (12,939)         1,190
                                         -----------      -----------
Cash and cash equivalents,
       beginning of period                 15,570          3,823
                                         -----------      -----------
Cash and cash equivalents,
       end of period                      $2,631          $5,013
                                         -----------      -----------
                                         -----------      -----------
Supplemental cash flow information:

        Cash payment for interest         $30,166        $17,115
                                         ----------       -----------
                                         -----------      -----------
Non-cash transactions:

        Acquisition of Property by
             assumption of debt           $25,849        $74,650
                                         -----------      -----------
                                         -----------      -----------
        Acquisition of Property by
              issuance of OP units           $600              -
                                         -----------      -----------
                                         -----------      -----------
--------------------------------------------------------------------------     -
                                     6

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

2.   Organization:

     The  Macerich  Company  (the "Company") was  incorporated  under  the
     General Corporation Law of Maryland on September 9, 1993 and commenced operations effective with the completion of its initial public offering ("IPO") on March 16, 1994. The Company was formed to continue the business of the Macerich Group, which since 1972 has focused on the acquisition, ownership, redevelopment, management and leasing of regional shopping centers located throughout the United States. In 1994, the Company became the sole general partner of The Macerich Partnership L.P., (the "Operating Partnership"). In connection with it's IPO the Company acquired a 56% interest in the Operating Partnership. The Operating Partnership now owns 100% of 17 properties, including three that were acquired in 1995, one in January, 1996 and one in October, 1996. In addition, the Operating Partnership owns interests in four other regional shopping centers. Collectively these properties and interests are referred to as the "Centers". The Company conducts all of its operations through the Operating Partnership and other wholly owned subsidiaries, and the Company's two Management Companies, Macerich Property Management Company and Macerich Management Company, collectively referred to as "the Management Companies".

     The Company is a real estate investment trust under the Internal Revenue Code of 1986, as amended, owns approximately 67% of The
     Operating Partnership and is the sole General Partner. The limited partnership interest not owned by the Company is reflected in these financial statements as Minority Interest.

--------------------------------------------------------------------------    -

3.   Investments in Unconsolidated Joint Ventures and the Management
      Companies

     The following are the Company's investments in various real estate joint ventures which own regional retail shopping centers. The Operating Partnership is a general partner in these joint ventures. The Operating Partnership's interest in each joint venture is as follows:


                                            The Operating Partnership's
     Joint Venture                           Ownership %
     -------------                           -------------
     Macerich Northwestern Associates            50%
     North Valley Plaza Associates               50%
     Panorama City Associates                    50%
     West Acres Development                      19%

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

                COMBINED AND CONDENSED BALANCE SHEETS OF JOINT VENTURES
                         AND THE MANAGEMENT COMPANIES

                                        September 30,   December 31,
                                            1996            1995
                                        ------------     ------------
Assets:
    Properties, net                       $107,015        $104,879
    Other assets                            14,951          10,923
                                         ----------        ----------
    Total assets                          $121,966        $115,802
                                         ----------        ----------
                                         ----------        ----------

Liabilities and partners' capital:
    Mortgage notes payable                 $82,015        $82,515
    Other liabilities                       10,953          5,306
    The Company's capital                   18,098         17,280
    Outside Partners' capital               10,900         10,701
                                         ----------       ----------
    Total liabilities and
       partners' capital                  $121,966       $115,802
                                         ----------       ----------
                                         ----------       ----------

--------------------------------------------------------------------------    -
                                     8

3. Investments in Unconsolidated Joint Ventures and the Management Companies - Continued


                  COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES
                             AND THE MANAGEMENT COMPANIES

                               Three Months Ended      Nine Months Ended
                                 September 30,           September 30,
                                 1996       1995        1996     1995
Revenues                         $8,782     $7,663      $24,132  $23,766
                                --------    --------    -------- --------
Expenses:
     Shopping center expenses     3,195      2,092        6,886    6,438
     Interest                     1,609      1,624        4,822    4,855
     Management company expense     871      1,045        2,675    3,275
     Depreciation and
       amortization               1,202        908        3,244    3,108
                                --------    --------     -------- --------
     Total operating costs        6,877      5,669       17,627   17,676
                                --------    --------     -------- --------
Gain on sale of land                  -          2          282      724
                                --------    --------     -------- --------
     Net income                 $ 1,905    $ 1,996       $6,787  $ 6,814
                                --------    --------     -------- --------
                                --------    --------     -------- --------

Significant accounting policies used by the unconsolidated joint ventures and the Management Companies are similar to those used by the Macerich Company.

Included in mortgage notes payable are amounts due to related parties of $43,500 at September 30, 1996 and December 31, 1995. Interest expense incurred on these borrowings amounted to $748 and $751 for the three months ended September 30, 1996 and 1995, respectively, and $2,236 and $2,234 for the nine months ended September 30, 1996 and 1995, respectively.

The following table sets forth the Operating Partnership's beneficial interest in the joint ventures and the Management Companies:


               PRO RATA SHARE OF COMBINED AND  STATEMENT OF
         OPERATIONS OF JOINT VENTURES AND THE MANAGEMENT COMPANIES

                               Three Months Ended   Nine Months Ended
                                 September 30,       September 30,
                                 1996        1995     1996      1995
Revenues                         $3,877      $3,517   $11,369   $11,171
                                --------     -------- --------  --------
Expenses:
      Shopping center expenses    1,087         860     2,871     2,758
      Interest                      539         541     1,611     1,615
      Management company expense    905         867     2,541     3,111
      Depreciation and
        amortization                592         480     1,524     1,431
                                --------     --------  --------  --------
      Total operating costs       3,123       2,748     8,547     8,915
                                --------     --------  --------  --------
Gain on sale of land                  -           -        54       137
                                --------     --------  --------  --------

      Net income                   $754        $769    $2,876    $2,393
                                --------     --------  --------  --------
                                --------     --------  --------  --------

--------------------------------------------------------------------------
                                     9

4.   Property:


Property is comprised of the following:


                        Sept 30,          December 31,
                          1996               1995
Land                    $173,049             $155,490
Building Improvements    714,851              636,183
Tenant Improvements       35,354               34,730
Equipment and Furnishings  4,334                3,668
Construction in Progress   6,042                3,927
                        ----------          ----------
                         933,630              833,998
                        ----------          ----------
Less, accumulated
    depreciation         158,864              139,098
                        ----------           ----------
                         $774,766            $694,900
                        ----------           ----------
                        ----------           ----------


5.   Deferred Charges And Other Assets:


Deferred charges and other assets include leasing, financing and other assets are:


                              Sept 30,    December 31,
                                1996          1995
Leasing                        $27,264      $24,926
Financing                        6,561        8,173
                               ----------   ----------
                                33,825       33,099
Less, accumulated
    amortization                16,928        16,476
                               ----------   ----------
                                16,897       16,623
Other assets                     3,364        3,811
                               ----------   ----------
     Total                     $20,261      $20,434
                               ----------   ----------
                               ----------   ----------


--------------------------------------------------------------------------
                                    10

6.   Notes and Mortgages Payable:

     Notes and mortgages payable at September 30, 1996 and December 31, 1995 consists of the following:


                                   Carrying Amount of Notes
                                    ------------------------
                             1996                1995
Property Pledged                       Related            Related  Interest  Payment       Maturity
   As Collateral             Other     Party     Other    Party    Rate       Terms          Date

Capitola Mall                    -    $38,062        -    $38,250   9.25%        316(f)        2001
Chesterfield Towne Center  $59,156          -   $59,536         -   8.75%        475(h)         2024
Chesterfield Towne Center    5,315          -     5,346         -   9.38%         43(h)          2024
Chesterfield Towne Center    1,926          -     1,938         -   8.88%         16(h)         2024
Crossroads Mall  (a)             -     35,970         -    35,936   7.08%        244(f)         2010
Greeley Mall                18,679          -    19,000         -   8.50%           (i)         2003
Green Tree/
   Crossroads - OK (b)           -          -    50,000         -   7.45%    interest only      2004
Holiday Village Mall            14          -        73         -   5.50%           7(f)        1996
Holiday Village Mall             -     17,000         -    17,000   6.75%    interest only      2001
Lakewood Mall (c)          127,000          -   127,000         -   7.20%    interest only      2005
Marina Marketplace          21,918          -         -         -   6.35%         173           1997
Northgate Mall                   -     25,000         -    25,000   6.75%    interest only      2001
Parklane Mall                    -     20,000         -    20,000   6.75%    interest only      2001
Queens Center               65,100          -         -         -     (d)    interest only      1999
Queens Center                    -          -    55,800         -     (e)            (e)        1999
Queens Center                    -          -    10,200         -     (e)            (e)        1999
The Centre at Salisbury (b)      -          -    21,000         -   7.13%    interest only      2004
Salisbury/Crossroads-OK/
     Greentree             103,300          -         -         -   7.11%    interest only(b)   2004
Sassafras Square             3,464          -         -         -   8.54%             31 (j)    1999
                           --------  --------  --------  --------
Sub-Total                  405,872    136,032   349,893   136,186
Less interest rate
   arrangements (g)              6          -       886         -
                           --------  --------  --------  --------
Total                     $405,866   $136,032  $349,007  $136,186
                           --------  --------  --------  --------
                           --------  --------  --------  --------
Bank note payable         $34,500          -          -         -    7.25%                (k)     1997
                           -------- --------   --------  --------
                           -------- --------   --------  --------

Weighted average interest rate at September 30, 1996                  7.42%
                                                                      ------
                                                                      ------

Weighted average interest rate at December 31, 1995                   7.52%
                                                                      ------
                                                                      ------


Notes:

   (a) There is a discount on this note which is being amortized over the life of the loan using the effective interest method. At September 30, 1996 and December 31, 1995 the unamortized discount was $463 and $496, respectively.

  (b)    On April 16, 1996 these loans were combined and secured by all three properties. The loan amount was increased to $103,300. The average interest rate is 7.11% and the maturity is March, 2004. On October 18, 1996 the loan amount increased to $117,713 at an average interest rate of 7.22%.
---------------------------------------------------------------------------

  (c) The loan indenture requires the Company to deposit all cash flow from the property operations with a trustee to meet its obligations under the Notes. Cash in excess of the required amount, as defined, is released. Included in cash and cash equivalents is $750 of restricted cash deposited with the trustee at September 30, 1996 and at December 31, 1995.

  (d) This loan bears interest at LIBOR plus .45%. Interest only is payable monthly. There is an interest rate cap that provides for a LIBOR strike price of 5.88% on $10,200 of debt through March, 1999. The remaining principal has a LIBOR strike price of 6.45% for 1996, 7.075% for 1997 and 7.7% from January 1, 1998 through maturity.

  (e)    These loans were paid off on September 30, 1996.

  (f)    This represents the monthly payment of principal and interest.

  (g) Represents the unamortized cost of interest rate arrangements at Crossroads Mall. The estimated market value of these arrangements is $0 at September 30, 1996 and $886 at December 31, 1995.

  (h) This amount represents the monthly payment of principal and interest. In addition, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property's gross receipts (as defined in the loan agreement) exceeds a base amount specified therein. Contingent interest expense recognized by the Company was $245 at September 30, 1996 and $138 at September 30, 1995.

  (i) Interest only is payable through March, 1996. Thereafter monthly payments total $187 until maturity at which time the balance is due in full.

  (j)    Represents the monthly payment of principal and interest.

  (k) Represents borrowings under the Company's unsecured working capital line of credit. The total amount of the line is $60,000 and the interest rate is LIBOR plus 1.75% or the prime rate. The borrowings under this line were paid off in full on November 5, 1996.

  Certain mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

  The market value of notes payable at September 30, 1996 and December 31, 1995 is estimated to be approximately $575,000 and $466,000, respectively, based on current interest rates for comparable loans.

---------------------------------------------------------------------------
                                    12

7.   Related-Party Transactions:

  The Company engages The Management Companies to manage the operations of the unconsolidated joint ventures and other affiliated shopping centers. The Management Companies are reflected under the equity method of accounting for investments.

  Certain mortgage notes were held by outside partners of the individual Macerich Group partnerships. Interest expense in connection with these notes was $2,688 and $1,918 for the three months ended September 30, 1996 and 1995, respectively, and $8,105 and $5,681 for the nine months ended September 30, 1996 and for 1995, respectively. Included in accrued interest expense is interest payable to these partners of $492 and $537 at September 30, 1996 and December 31, 1995, respectively.

8.   Commitments and contingencies:

  Certain partnerships have entered into noncancellable operating ground leases. The leases expire at various times through 2070, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percent of base rent income, as defined. Ground rent expenses were $580, including contingent rents of $0, for the nine months ended September 30, 1996, and $1,669, including contingent rents of $517, for the nine months ended September 30, 1995. Ground rent expenses were $192 and $538 for three months ended September 30, 1996 and September 30, 1995, respectively.

  On December 21, 1995, the Company acquired Capitola Mall. As part of the purchase price, the Company will issue $5,000 of Operating Partnership units five years after the acquisition date. The units will be issued at a price equal to the stock price at that time.

  Perchloroethylene (PCE) has been detected in soil and groundwater in the vicinity of a dry cleaning establishment at North Valley Plaza. The
  California Department of Toxic Substance Control (DTSC) has advised the Company that very low levels of Dichlorethylene (1,2,DCE) a degradation byproduct of PCE, have been detected in a water well located 1/4 mile west from the dry cleaners, and the dry cleaning facility may have contributed to the introduction of 1,2 DCE into the water well. According to DTSC, the maximum contaminant level (MCL) for 1,2DCE which is permitted in drinking water is 6 parts per billion (ppb); and that the 1,2DCE was
  detected  in  the  water  well at 1.2 ppb, which is  below  the  MCL.   The
  Company has retained an environmental consultant to investigate the contamination and the Company has initiated testing of the site. Evaluation of this situation is preliminary, and at this time the Company is unable to determine whether any remediation will be required, or if necessary, what the range of remediation costs might be. The joint venture that owns that property has set up a $200 reserve ($145 of which has already been incurred) to cover professional fees and testing costs.
  The Company intends to look to the responsible parties and insurers if remediation is required.




---------------------------------------------------------------------------
                                    13

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

  Dry cleaning chemicals, including perchloroethylene (PCE) have been detected in soil and groundwater in the vicinity of a dry cleaning establishment at Villa Marina Marketplace. The previous owner of the property has reported the problem to the appropriate government authorities and has agreed to fully assess and remediate the site to the extent required by those authorities subject to a limited indemnity agreement. The previous owner has removed the dominant source of impacted soil and is continuing its efforts to assess the site under the direction of the local regulatory oversight agency. Although the Company believes that it will not be required to participate in assessment or remediation activities, it has set up a $300 reserve ($20 of which has already been incurred), concurrent with its January 25, 1996 acquisition of the Center, to cover professional fees and testing costs.

9.   Pro Forma Information:

  Villa Marina Marketplace was acquired on January 25, 1996. On a pro forma basis, reflecting this acquisition as if it had occurred on January 1, 1996, the Company would have reflected total revenues of $112.2 million, net income of $13.6 million and net income per share of $0.68 for the nine months ended September 30, 1996.

  Valley View Mall was acquired on October 21, 1996. On a pro forma basis, reflecting this acquisition as if it occurred on January 1, 1996, the Company would have total revenues of $122.3 million, net income of $16.8 million and net income per share of $0.72 for the nine months ended September 30, 1996.

10.  Subsequent Events:

  On October 21, 1996 the Company acquired Valley View Mall, a 1.6 million square foot super regional mall in Dallas, Texas. The purchase price of $85.5 million was paid in cash from the Company's line of credit and from a $60,000 credit facility secured by Valley View Mall. The Company also issued an additional $14.4 million of notes secured by Salisbury, Crossroads-OK and Green Tree malls.

  On October 30, 1996 the Company issued 5,000,000 shares of common stock with net proceeds of $106,250. The proceeds were used to pay off $60,000 of debt incurred on the Valley View acquisition, to pay off the Company's line of credit and for general corporate purposes.
---------------------------------------------------------------------------
                                    14

                                  Item II

Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion is based primarily on the consolidated balance sheet of the Macerich Company ("the Company") as of September 30, 1996, and also compares the activities for the nine months and three months ended September 30, 1996, to the activities for the nine months and three months ended September 30, 1995.

      This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect the fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

     The Company acquired The Centre at Salisbury ("Salisbury") in Salisbury, Maryland on August 15, 1995, Capitola Mall ("Capitola"), in Capitola, California on December 21, 1995, Queens Center ("Queens"), in Queens, New York on December 28, 1995, and on January 25, 1996 the Company acquired Villa Marina Marketplace in Marina del Rey, California. These
properties are known as the "Acquisition Centers".   Shopping centers owned by
the Company for the entire nine month period ended September 30, 1996 and 1995
are referred to as the  "Same  Centers"  for  comparison purposes  below.   The
1996 financial statements include Villa Marina Marketplace from the date of acquisition to September 30, 1996 and include the 1995 Acquisitions from
January 1, 1996 through September 30, 1996. As a result of the acquisitions, many of the variations in the results of operations, discussed below, occurred due to the addition of these properties to the portfolio during 1996 and
1995.   The Company's  ability  to  acquire additional properties  is  impacted by  many factors,  such  as availability and cost of capital, overall debt  to
market capitalization   level,   interest  rates  and  availability   of
potential acquisition   targets   that  meet  the  Company's  criteria.
Accordingly, management is uncertain as to whether during the balance of 1996, and beyond that, there will be similar acquisitions and corresponding increases in revenues, net income and funds from operations that occurred as a result of the 1996 and 1995 acquisitions. In addition, the Company's success in the highly competitive real estate shopping center business depends upon many other factors, including general economic conditions, the ability of tenants to make rent payments, increases or decreases in operating expenses, occupancy levels, changes in demographics, competition from other centers and forms of retailing and the ability to renew leases or relet space upon the expiration or termination of leases.

      The bankruptcy and/or closure of retail stores, particularly anchors, may reduce customer traffic and cash flow generated by a Center. During 1996, Federated Department Stores, Inc. closed the Broadway at Panorama and Weinstocks at Parklane. Although negotiations are underway to replace these anchor tenants, completion of those transactions is not certain and the long-term closure of these or other stores could adversely affect the Company's performance.
---------------------------------------------------------------------------
                                    15

Results of Operations - Nine months Ended September 30, 1996 and 1995


     Revenues

           Minimum and percentage rents together increased $22.1 million to $75.5 million for the nine months ended September 30, 1996 compared to $53.4 million in the nine months ended September 30, 1995. The Acquisition Centers contributed virtually all of this increase.

     Tenant recoveries for the nine months ended September 30, 1996 increased by $14.4 million. This was due to the addition of the Acquisition Centers ($13.1 million) and increases in recoveries at the Same Centers of $1.3 million which resulted from higher recoverable expenses.

     Expenses

           Operating expenses, including shopping center, management, leasing and ground rent expense, increased by $13.1 million for the nine months ended September 30, 1996 compared to the same period in 1995. This increase was due to the addition of the Acquisition Centers ($13.4 million) and increases in Same Centers recoverable expenses of $1.3 million. The increase was offset somewhat by lower ground rent expense of $1.1 million which resulted from the October 1995 acquisition of land at Crossroads-Boulder which was previously ground leased. Depreciation and amortization increased by $5.1 million, $4.3 million related to the Acquisition Centers. Interest expense increased by $12.3 million which resulted primarily from the increased interest expense on debt attributable to the Acquisition Centers.

     Income From Unconsolidated Joint Ventures and The Management Companies

           The income from unconsolidated joint ventures and management companies increased to $2.9 million compared to $2.4 million for the period ended September 30, 1995. This increase was primarily due to increased net income of the Management Companies.

     Loss on Early Extinguishment of Debt

           The Company financed the debt secured by Lakewood Mall on September 28, 1995. As a result $1.3 million of unamortized loan costs were written off as an extraordinary item during the nine months ended September 30, 1995.

     Net Income

           Net  income for the period increased to $13.4 million compared  to
     $7.2  million  for  the  nine months ended  September  30,  1995.   This
     increase was due to the factors discussed above.
---------------------------------------------------------------------------
                                    16

Results of Operations - Three months Ended September 30, 1996 and 1995

     Revenues

           Minimum and percentage rents together increased $7.1 million.   Of
     this  increase  approximately $7.2 million related  to  the  Acquisition
     Centers.

           Tenant recoveries increased to $11.5 million in 1996, from $7.4 million in 1995. The Acquisition Centers were responsible for $4.2 million of this increase and the balance of the increase was primarily due to higher Same Centers recoverable expenses.

     Expenses

     Operating expenses, including shopping center and ground rent expenses, increased by $3.9 million to $12.3 million in 1996, most of the change related to the Acquisition Centers ($4.5 million). The balance of the change was primarily due to lower Same Center recoverable expenses of $0.3 million, and by lower ground lease expense of $0.3 million. Depreciation and amortization for the quarter increased to $8.2 million from $6.5 million for the same period in 1995. Approximately $1.4 million of this increase was attributable to the Acquisition Centers. Interest expense increased from $6.7 million in 1995 to $10.1 million in 1996. Most of the increase related to debt assumed on, or debt incurred to acquire, the Acquisition Centers.

     Income From Unconsolidated Joint Ventures and The Management Companies

           The income from unconsolidated joint ventures and the Management Companies remained unchanged at $0.8 million in 1995 compared to $0.8 million in 1996.

          Net Income

           Net income for the period increased to $4.7 million from $2.8 million for the three months ended September 30, 1995. This increase was due to the factors discussed above.


---------------------------------------------------------------------------
                                    17

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

           The Company's total outstanding loan indebtedness at September 30, 1996 was $605.5 million (including its pro rata share of joint venture debt). This equated to a debt to total market capitalization (defined as total debt of the Operating Partnership, including its pro rata share of joint venture debt, plus aggregate market value of outstanding shares of common stock, assuming full conversion of OP Units into stock) rate of 46% at September 30, 1996. Such debt consists primarily of conventional mortgages payable secured by individual properties. In connection with $65 million of the Company's floating rate indebtedness, the Company has entered into interest rate protection agreements that limit the Company's exposure to increases in interest rates.

           On October 30, 1996, the Company issued 5,000,000 shares of common stock and raised $106.3 million in net proceeds. The proceeds were used to pay down debt and for general corporate purposes. These transactions reduced the debt to total market capitalization to 40%.

           The Company has an unsecured line of credit of $60 million. The outstanding borrowings on the line of credit at September 30, 1996 were $34.5 million. This debt was paid off in full on November 5, 1996, accordingly, there is $60,000 of capacity available on the line as of November 5, 1996. The Company also has a $60 million credit facility, secured by Valley View Mall. The current balance on that facility is $0.

           At September 30, 1996 the Company had cash and cash equivalents available of $2.6 million.



---------------------------------------------------------------------------
                                    18

     Funds From Operations

           The  Company  believes that the most significant  measure  of  its performance is Funds from Operations ("FFO"). FFO is defined by The National Association of Real Estate Investment Trusts ("NAREIT") to be:
     Net income, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real property and after adjustments for Unconsolidated joint ventures. Adjustments for Unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. Also, extraordinary items and significant non-recurring events are excluded from the FFO calculation. FFO does not represent cash flow from operations, as defined by generally accepted accounting principles, and is not necessarily indicative of cash available to fund all cash flow needs. The following reconciles net income to the FFO.


                                           Nine months ended    Three months ended
                                                Sept 30,               Sept 30,
                                           1996      1995      1996     1995
                                            (amounts in thousands)
Net income                                 $13,373   $7,225    $4,659    $2,821
Adjustments to reconcile
   net income to FFO:
      Loss on early extinguishment of debt       -    1,299         -         -
      Loss (gain) on sale of assets            262     (139)        -         -
      Minority interest                      8,096    5,739     2,820     2,245
      Depreciation and amortization on
          wholly owned properties           23,799   18,750     8,148     6,478
      Less amortization of loan costs and
          financial instruments and
          depreciation of
          personal property                 (1,896)  (2,804)     (579)     (934)
      Pro rata share of joint venture
          depreciation and amortization
          of real estate                     1,524    1,431       592       480
                                           --------  --------  --------  ------
Total FFO                                  $45,158  $31,501   $15,640   $11,090
                                           --------  --------  --------  --------
                                           --------  --------  --------  --------
Weighted average number of shares outstanding,
assuming full conversion of OP Units        32,111   25,792    32,111    25,814
                                           --------  --------  -------- --------
                                           --------  --------  -------- --------

           Included in minimum rents for the nine months ended September 30, 1996 were $1.3 million of rents attributable to the accounting practice of "straight lining of rents." This compares to $0.9 million for the same period in 1995.

     Inflation

          In the last three years, inflation has not had a significant impact on the Company because of a relatively low inflation rate. Substantially all the leases at the Centers have rent adjustments periodically through the lease term. These rent increases are either in fixed increments or based on increases in the Consumer Price Index. In addition, many of the leases are for terms of less than ten years, which enables the Company to replace existing leases with new leases at higher base rents if the rents of the existing leases are below the then existing market rate. Additionally, most of the leases require the tenants to pay their pro rata share of operating expenses. This reduces the Company's exposure to increases in costs and operating expenses resulting from inflation.
---------------------------------------------------------------------------
                                    19

                                  PART II

Other Information

Item 1    Legal Proceedings

          None

Item 2    Changes in Securities

          None

Item 3    Defaults Upon Senior Securities

          None

Item 4    Submission of Matters to a Vote of Security Holders

          None

Item 5    Other Information

          None

Item 6    Exhibits and Reports on Form 8-K

          None


---------------------------------------------------------------------------
                                    20

                                Signatures





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              The Macerich Company





                              By: /s/ THOMAS E. O'HERN
                                        --------------------
                                  Thomas E. O'Hern
                                  Senior Vice President and
                                  Chief Financial Officer








Date:  November 14, 1996








---------------------------------------------------------------------------
                                    21