Form 10-K
period 1996-12-31
MACERICH CO
filed 1997-03-25
CIK 912242

------------------------------------------------------------------------------
------------------------------------------------------------------------------
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-K
(Mark one)

X		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
 		ACT OF 1934
	 	For the fiscal year ended December 31, 1996.
                                    OR
 		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
	 	EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

   For the transition period from                  to
   Commission File Number 1-12504

                           THE MACERICH COMPANY
          (Exact Name of Registrant as Specified in Its Charter)

             	Maryland		                         95-4448705
	(State or other jurisdiction of                	(I.R.S. Employer
	incorporation or organization)	                	Identification No.)

	   233 Wilshire Boulevard, # 700
    	Santa Monica, California	                      	90401
	(Address of principal executive office)           (Zip Code)

Registrants telephone number, including area code: (310) 394-6911 Securities registered pursuant to Section 12(b) of the Act:

                                           			Name of each exchange
	              Title of each class	           on which registered
               -------------------            -----------------------
	                Common Stock,		              New York Stock Exchange
               	$0.01 Par Value

Securities registered pursuant to Section 12(g) of the Act:  None

     	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such report(s)) and (2) has been subject to
such filing requirements of the past 90 days.    Yes  X    No     .
                                                     -----     ----

        Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.
                                        ---------------

	As of March 4, 1997, the aggregate market value of the 16,463,275 shares of Common Stock held by non-affiliates of the registrant was $458.9 million based upon the closing price ($27.785) on the New York Stock Exchange composite tape on such date. (For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant and certain other shareholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.) As of March 4, 1997, there were 25,743,497 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

	Portions of the proxy statement for the annual stockholders meeting to be held in 1997 are incorporated by reference into Part III.
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                          THE MACERICH COMPANY
                       Annual Report on Form 10-K
                   For The Year Ended December 31, 1996
                           TABLE OF CONTENTS

Item No.                                                 Page No.

	Part I

1.	Business................................................  1-10
2.	Properties.............................................. 11-15
3.	Legal Proceedings.......................................    15
4.	Submission of Matters to a Vote of Security Holders.....    15


	Part II

5. Market for the Registrant's Common Equity and
         Related Shareholder Matters........................   16
6.	Selected Financial Data................................. 16-18
7. Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............18-28
8.	Financial Statements and Supplementary Data..............   28
9.	  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure...............  28


	Part III

10.	Directors and Executive Officers of the Registrant.......  28
11.	Executive Compensation...................................  28
12.  	Security Ownership of Certain Beneficial Owners
     	      and Management...................................  28
13.	Certain Relationships and Related Transactions...........  28

	PART IV

14.  	Exhibits, Financial Statements, Schedules and
	       Reports on Form 8-K.................................   29

                                 SIGNATURES

PART I
-------
Item I.  Business
-----------------
	General
--------
    	The Macerich Company (the "Company") is involved in the acquisition, ownership, redevelopment management and leasing of regional and community shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, the Macerich Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"). The Operating Partnership owns or has an ownership interest in 23 regional shopping centers and three community centers aggregating approximately 19.1 million square feet of gross leasable area. These 26 regional and community shopping centers are referred to hereinafter as the "Centers", unless the context otherwise requires. The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Company's two management companies, Macerich Property Management Company, a California corporation, and Macerich Management Company, a California corporation (collectively, the "Management Companies").

    	The Company was organized as a Maryland corporation in September 1993 to continue and expand the shopping center operations of Mace Siegel, Arthur M. Coppola, Dana K. Anderson and Edward C. Coppola (the "Principals") and certain of their business associates.

    	All references to the Company in this 10-K include the Company, those entities owned or controlled by the Company and predecessors of the Company, unless the context indicates otherwise.

Recent Developments
-------------------
	Public Offering
 ---------------
     	During July, 1995, the Company filed a shelf registration statement for $250 million worth of securities to be issued at a later date, $112.0 million of which were issued in 1995. During October and November 1996 the Company sold 5,750,000 shares of common stock from the shelf (the "Equity Offering"). The net proceeds of $122 million were used by the Company primarily to repay debt, to acquire Rimrock Mall, Vintage Faire Mall, Buenaventura Mall, Fresno Fashion Fair and Huntington Center and for general corporate purposes. The contribution of the proceeds of the equity offering to the Operating Partnership, raised the Company's ownership interest in the Operating Partnership to 68%. On February 5, 1997 the Company filed a new shelf registration statement for $500 million worth of securities (including the remaining $16 million under the former shelf) to be issued at a later date.
The new shelf has not yet been declared effective.

	Acquisition Centers
 -------------------
     	Villa Marina Marketplace was acquired on January 25, 1996. Villa Marina Marketplace is a 447,684 square foot community center/entertainment complex located in Marina del Rey, California. The purchase price was $80 million, consisting of $57.6 million of cash and $22.4 million of assumed mortgage indebtedness.

    	Valley View Mall is a super regional mall in Dallas, Texas which the Company acquired on October 21, 1996. Valley View Mall contains 1,523,815 square feet and the purchase price was $85.5 million in cash plus the assumption of $2.0 million in other liabilities.

    	Rimrock Mall, located in Billings, Montana, and Vintage Faire Mall, located in Modesto, California were both purchased on November 27, 1996. The combined purchase price was $118.2 million, including the assumption of $88.4 million of existing mortgage indebtedness, the assumption of $3.0 million of other liabilities and with the balance being paid in cash. Vintage Faire Mall is a super regional mall with 1,051,458 square feet and Rimrock Mall is a regional mall consisting of 581,912 square feet.

    	Buenaventura Mall, Fresno Fashion Fair and Huntington Center were purchased on December 18, 1996 for a combined price of $128.9 million, including $38 million of assumed mortgage indebtedness, assumption of $3.8 million of other liabilities and the balance was paid in cash. Buenaventura Mall, located in Ventura, California, is an 801,152 square foot super regional mall, Fresno Fashion Fair, located in Fresno, California, is a super regional mall containing 881,334 square feet and Huntington Center, located in Huntington Beach, California, consists of 834,578 square feet.

    	The addition of the 1996 Acquisition Centers brings the Company's portfolio to 23 Regional Shopping Centers and three Community Shopping Centers, comprising more than 19.1 million square feet.

	Financings
 ----------
    	On April 1, 1996 the mortgage debt on Crossroads-OK, Greentree Mall, and Salisbury was refinanced. The total indebtedness on these centers was increased to $117 million, from $88 million, and the average interest rate was fixed at 7.2%. On September 30, 1996 the $65.1 million mortgage loan at Queens Center was refinanced. The interest rate was reduced from LIBOR plus 1.10% to LIBOR plus 0.45%. On December 23, 1996 the Villa Marina Marketplace mortgage debt of $22 million was paid off. Additionally, a $60 million mortgage was placed on Valley View Mall concurrent with its acquisition. The interest rate is LIBOR plus 1.50% and the loan matures in October, 1997, but can be converted into a fixed rate loan that matures in October, 2006. Concurrent with the acquisition of Buenaventura Mall, Fresno Fashion Fair and Huntington Center, a $57 million unsecured loan was obtained. The loan bears interest at LIBOR plus 1.625% and matures on December 31, 1997.

The Shopping Center Industry
----------------------------
	General
 -------
    	There are several types of retail shopping centers, which are differentiated primarily based on size and marketing strategy. Retail shopping centers, generally contain in excess of 400,000 square feet of gross leasable area ("GLA"), and are typically anchored by two or more department or large retail stores ("Anchors"), are referred to as "Regional Shopping Centers" or "Malls". Regional Shopping Centers also typically contain numerous diversified retail stores ("Mall Stores"), most of which are national or regional retailers, typically located along corridors connecting the Anchors. Community Shopping Centers, also referred to as "strip centers," are retail shopping centers that are designed to attract local or neighborhood customers and are typically anchored by one or more supermarkets, discount department stores and/or drug stores. Community Shopping Centers typically contain 100,000 square feet to 400,000 square feet of GLA. In addition, freestanding retail stores are located along the perimeter of the shopping centers ("Freestanding Stores"). Anchors, Mall and Freestanding Stores and other tenants typically contribute funds for the maintenance of the common areas, property taxes, insurance, advertising and other expenditures related to the operation of the shopping center.

	Regional Shopping Centers
 -------------------------
    	A Regional Shopping Center draws from its trade area by offering a variety of fashion merchandise, hard goods and services and entertainment, generally in an enclosed, climate controlled environment with convenient parking. Regional Shopping Centers provide an array of retail shops and entertainment facilities and often serve as the town center and the preferred gathering place for community, charity, and promotional events.

    	The Company focuses on the acquisition and redevelopment of Regional Shopping Centers. Regional Shopping Centers have generally provided owners with relatively stable growth in income despite the cyclical nature of the retail business. This stability is due both to the diversity of tenants and to the typical dominance of Regional Shopping Centers in their trade areas. Regional Shopping Centers are difficult to develop because of the significant barriers to entry, including the limited availability of capital and suitable development sites, the presence of existing Regional Shopping Centers in most markets, a limited number of Anchors, and the associated development costs and risks. Consequently, the Company believes that few new Regional Shopping Centers will be built in the next five years. However, many of the market, financing and economic risks typically associated with the development of new Regional Shopping Centers can be mitigated by acquiring and redeveloping an existing Regional Shopping Center. Furthermore, the value of Regional Shopping Centers can be significantly enhanced through redevelopment, renovation and expansion.

    	Regional Shopping Centers have different strategies with regard to price, merchandise offered and tenant mix, and are generally tailored to meet the needs of their trade areas. Anchor tenants are located along common areas in a configuration designed to maximize consumer traffic for the benefit of the Mall Stores. Mall GLA, which generally refers to gross leasable area contiguous to the Anchors for tenants other than Anchors, is leased to a wide variety of smaller retailers. Mall stores typically account for the bulk of the revenues of a Regional Shopping Center.

    	Although a variety of retail formats compete for consumer purchases, the Company believes that Regional Shopping Centers will continue to be a preferred shopping destination. The combination of a climate controlled shopping environment and a diverse tenant mix has resulted in Regional
Shopping Centers generating higher tenant sales than are generally achieved at smaller retail formats. Further, the Company believes that department stores located in Regional Shopping Centers will continue to provide a full range of current fashion merchandise at a limited number of locations in any one market, allowing them to command the largest geographical trade area of any retail format.

	Community Shopping Centers
 --------------------------
    	Community Shopping Centers are designed to attract local and neighborhood customers and are typically open air shopping centers, with one or more supermarkets, drugstores or discount department stores. National retailers such as Kids-R-Us at Bristol Shopping Center, Toys-R-Us at Marshall's Boulder Plaza, and The Gap, Victoria's Secret and Limited Express at Villa Marina, provide the Company's three Community Shopping Centers with the opportunity to draw from a much larger trade area than a typical supermarket or drugstore anchored Community Shopping Center.

Business of the Company
-----------------------
	Management and Operating Philosophy
 -----------------------------------
    	The Company believes that the shopping center business requires specialized skills across a broad array of disciplines for effective and profitable operations. For this reason, the Company has developed a fully integrated real estate organization with in-house acquisition, redevelopment, property management, leasing, finance, construction, marketing, legal and accounting expertise. In addition, the Company emphasizes a philosophy of decentralized property management, leasing and marketing performed by on-site professionals. The Company believes that this strategy results in the optimal operation, tenant mix and drawing power of each Center as well as the ability to quickly respond to changing competitive conditions of the Center's trade area.

    	Property Management and Leasing. The Company believes that on-site property managers can most effectively operate the Centers. Each Center's property manager is responsible for overseeing the operations, marketing, maintenance and security functions at the Center. Property managers focus special attention on controlling operating costs, a key element in the profitability of the Centers, and seek to develop strong relationships with and to be responsive to the needs of retailers.

    	The Company believes strongly in decentralized leasing and accordingly, most of its leasing managers are located on-site to better understand the market and the community in which a Center is located. Leasing managers are charged with more than the responsibility of leasing space; they continually assess and fine tune each Center's tenant mix, identify and replace underperforming tenants and seek to optimize existing tenant sizes and configurations.

    	Acquisitions. Since the IPO, the Company, has acquired interests in shopping centers nationwide. These acquisitions were identified and consummated by the Company's staff of acquisition professionals who are strategically located in Santa Monica, Dallas, Denver, and Atlanta. The Company believes that it is geographically well positioned to cultivate and maintain ongoing relationships with potential sellers and financial institutions and to act quickly when acquisition opportunities arise.

    	Concurrent with its IPO, the Company acquired Crossroads Mall in Oklahoma City, Oklahoma ("Crossroads-Oklahoma"). In addition, on July 21, 1994, the Company acquired Chesterfield Towne Center in Richmond, Virginia ("Chesterfield"). Together these properties are known as the "1994 Acquisition Centers". The Company made the following acquisitions during 1995: The Centre at Salisbury in Salisbury, Maryland ("Salisbury") on August 15, 1995, Capitola Mall in Capitola, California ("Capitola") on December 21, 1995, and Queens Center in New York, New York ("Queens Center") on December 28, 1995. Together these properties are known as the "1995 Acquisition Centers". The Company made the following acquisitions in 1996: Villa Marina Marketplace ("Villa Marina") on January 25, 1996; Valley View Mall on October 21, 1996; Vintage Faire Mall and Rimrock Mall on November 27, 1996; and Buenaventura Mall, Fresno Fashion Fair and Huntington Center on December 18, 1996. Together these properties are referred to as "1996 Acquisition Centers".

    	Redevelopment. One of the major components of the Company's growth strategy is its ability to redevelop acquired properties. For this reason, the Company has built a staff of redevelopment professionals who have primary responsibility for identifying redevelopment opportunities that will result in enhanced long-term financial returns and market position for the Centers. The redevelopment professionals oversee the design and construction of the projects in addition to obtaining required governmental and Anchor approvals.

 -----------------------------------------------
    	The Centers. The Centers consist of twenty-three Regional Shopping Centers and three Community Shopping Centers aggregating approximately 19.1 million square feet of GLA. Twelve of the Centers have been acquired concurrent with or since the IPO including two acquired by the Company in 1994, three acquired in 1995, and seven in 1996. All of the Company's Regional Shopping Centers are enclosed, with the exception of Broadway Plaza, an open air Regional Shopping Center located in Walnut Creek, California. Twenty of the twenty-three Regional Shopping Centers combine three or more Anchors with numerous diversified Mall Stores, most of which are national or regional retailers. In addition, there are Freestanding Stores at most of the Centers. Twenty-three of the 26 Centers contain more than 400,000 square feet of GLA. The 23 Regional Shopping Centers in the Company's portfolio average approximately 795,478 square feet of GLA and range in size from 1.8 million square feet of GLA at Lakewood Mall to 369,670 square feet of GLA at Panorama Mall. The Company's three Community Shopping Centers, Marshall's Boulder Plaza, Villa Marina Marketplace and Bristol Shopping Center have an average of 257,435 square feet of GLA. The 26 Centers presently include 86 Anchors totaling approximately 11.2 million square feet of GLA and approximately 2,452 Mall and Freestanding Stores totaling approximately 7.9 million square feet of GLA.

    	Total revenues increased from $86.0 million in 1994 to $102.5 million in 1995 and $155.1 million in 1996 primarily due to acquisitions. See
"Managements Discussion and Analysis of Financial Condition and Results of Operations." Lakewood Mall generated 16.0% of total shopping center revenues in 1996, 22.0% in 1995 and 25.6% in 1994. Shopping center revenues at Crossroads Mall-Colorado accounted for 10.6% of total shopping center revenues in 1995 and 12.16% in 1994. During 1995 Chesterfield accounted for 12.6% of total Shopping Center revenues. Queens Center accounted for 13.8% of 1996 shopping center revenue. No other Center generated more than 10% of shopping center revenues during 1996, 1995 or 1994.

	Cost of Occupancy
-------------------
    	The Company's management believes that in order to maximize the Company's operating cash flow, the Centers' Mall Store tenants must be able to operate profitably. A major factor contributing to tenant profitability is cost of occupancy. The following table summarizes occupancy costs for Mall Store tenants in the Centers as a percentage of total Mall Store sales for the last three years:

                                		    For the Year Ended December 31,
                                  		--------------------------------------
	                                  	   1994	  	  1995(2)		   1996 (3)
                                     --------    -------     --------
Mall store sales (in thousands)	      $761,181 			$766,849 		$992,614
                                     --------     --------  --------
                                     --------     --------  --------
Minimum rents	                          	8.3%		      	8.3%		      8.3%
Percentage rents		                       0.4%			      0.4%		      0.4%
Expense recoveries (1)		                 2.5%			      2.6%		      2.9%
                                     --------      --------  --------
Mall tenant occupancy costs	           	11.2%			     11.3%		     11.6%
                                    --------       --------  --------
                                    --------       --------  --------

(1) Represents real estate tax and common area maintenance charges.
(2) Excludes 1995 Acquisition Centers.
(3)  Excludes 1996 Acquisition Centers.

	Competition
 -----------
    	The 23 Regional Shopping Centers are located in developed areas in middle to upper income markets where there are relatively few other Regional Shopping Centers. In addition, 22 of the 23 Regional Shopping Centers contain more than 400,000 square feet of GLA. The Company intends to consider additional expansion and renovation projects to maintain and enhance the quality of the Centers and their competitive position in their trade areas.

 -----------------------
    	There are numerous owners and developers of real estate that compete with the Company in its trade areas. This results in competition for both acquisition of centers and for tenants to occupy space. The existence of competing shopping centers could have a material impact on the Company's ability to lease space and on the level of rent that can be achieved. There is also increasing competition from other forms of retail, such as factory outlet centers, power centers, discount shopping clubs, and home shopping networks that could adversely affect the Company's revenues.

Major Tenants
-------------
    	The Centers derived approximately 88.8% of their total rents for the year ended December 31, 1996 from Mall and Freestanding Stores. No single retailer accounted for more than 6.5% of annual base rents of the Company as of December 31, 1996.

	The following retailers (including their subsidiaries) represent the 10 largest retailers in the Company's portfolio based upon minimum rents in place as of December 31, 1996:

                        Number of Stores          % of Total Minimum Rents
Retailer                 in the Centers            as of December 31, 1996
--------                ----------------           -----------------------
The Limited	                    71	                         6.3%
Woolworth 	                     96	                         4.8%
J.C. Penney	                    15	                         2.2%
Barnes & Noble	                 26	                         1.8%
The Musicland Group	            29	                         1.7%
The Gap	                        14	                         1.5%
Melville 	                      20	                         1.4%
Sears	                          13	                         1.1%
Payless Shoe Source	            19	                         1.0%
Borders Group	                  16	                         0.9%

	Mall and Freestanding Stores
 ----------------------------
    	Mall and Freestanding Store leases generally provide for tenants to pay rent comprised of a fixed base (or "minimum") rent and a percentage rent based on sales. In some cases, tenants pay only a fixed minimum rent, and in a few cases, tenants pay only percentage rents. Most leases for Mall and Freestanding Stores contain provisions that allow the Centers to recover their costs for maintenance of the common areas, property taxes, insurance, advertising and other expenditures related to the operations of the Center.

    	The Company uses tenant spaces 10,000 square feet and under for comparing rental rate activity. Tenant space under 10,000 square feet comprises 76.0% of all Mall and Freestanding Store space. The Company believes that to include space over 10,000 square feet would provide a less meaningful comparison, especially on a quarterly basis.

    	When an existing lease expires, the Company is often able to enter into a new lease with a higher base rent component. The average base rent for new Mall and Freestanding Store leases, 10,000 square feet or under, commencing during 1996 was $27.02 per square foot, or 13.1% higher than the average base rent for all Mall and Freestanding Stores (10,000 square feet or under) at December 31, 1996 of $23.90 per square foot.

 ----------------------------------------
    	The following table sets forth for the Centers the average base rent per square foot of Mall and Freestanding GLA, for tenants 10,000 square feet and under, as of December 31 for each of the past three years.


           			                               Average Base            Average Base
                  	        Average Base    Rent Per Sq. Ft. on    Rent Per Sq. Ft. on
                   	         Rent Per        Leases Commencing      Leases Expiring
                   	       Square Foot (1)    During the Year (2)	During the Year (3)
December 31,

1994............................ $20.34 		     $24.12 		           $20.66
1995............................	$21.19 		     $23.13 		           $22.12
1996............................	$23.90 		     $27.02 		           $24.54



(1) Average base rent per square foot is based on Mall and Freestanding Store GLA for spaces 10,000 square feet or under occupied as of December 31 for each of the Centers owned by the Company in 1994, 1995 (excluding the 1995 Acquisition Centers), and 1996 (excluding the 1996 Acquisition Centers).
If the 1995 Acquisition Centers were included, the 1995 average would be $22.86, and if the 1996 Acquisition Centers were included, the 1996 average would be $23.58.

(2) The base rent on lease signings during the year represents the actual rent to be paid on a per square foot basis during the first twelve months. The
1995 average excludes the 1995 Acquisition Centers and the 1996 average excludes the 1996 Acquisition Centers.

(3) The average base rent on leases expiring during the year represents the final year minimum rent, on a cash basis, for tenant leases 10,000 square feet or under expiring during the year. The average base rent on leases expiring in 1995 excludes the 1995 Acquisition Centers and 1996 excludes the 1996 Acquisition Centers.

	Bankruptcy and Closure of Retail Stores
 ---------------------------------------
     The bankruptcy and/or closure of an Anchor, or its sale to a less desirable retailer, could adversely affect customer traffic in a Center and thereby reduce the income generated by that Center. Furthermore, the closing of an Anchor could, under certain circumstances, allow certain other Anchors or other tenants to terminate their leases or cease operating their stores at the Center or otherwise adversely affect occupancy at the Center. During the fourth quarter of 1995 and the first quarter of 1996 there were a significant number of retailer bankruptcies and closures. As a result, the Company experienced slightly lower same center occupancies in 1996 compared to 1995.

    	Retail stores at the Centers other than Anchors may also seek the protection of the bankruptcy laws, which could result in the termination of such tenants' leases and thus cause a reduction in the cash flow generated by the Centers. Although no single retailer accounts for greater than 6.5% of total rents, the bankruptcy and subsequent closure of stores could create a decrease in occupancy levels, reduced rental income or otherwise adversely affect the Centers.

	Lease Expirations
 -----------------
    	The following table shows (as of December 31, 1996) scheduled lease expirations of Mall and Freestanding Stores 10,000 square feet or under for the next ten years for the Centers, assuming that none of the tenants exercise renewal options.



                                  		     Approximate     % of Total	     Ending
                          	Number of       GLA of        Leased GLA      Base Rent per
Year Ending                	Leases	      Expiring     Represented By     Square Foot of
December 31,              	Expiring	      Leases      Expiring Leases(1)	Expiring Leases(1)

1997.........              336 	          647,760 	       14.1%	         $20.98
1998.........	             260 	          479,774 	       10.4%	         $24.23
1999.........              255            474,550        	10.3%	         $26.40
2000.........              241 	          486,030 	       10.6%	         $27.78
2001.........              211            436,606 	        9.5%	         $29.09
2002.........              152            345,859         	7.5%	         $28.96
2003.........              166            411,288 	        8.9%	         $26.84
2004.........              127            290,789 	        6.3%	         $26.19
2005.........              124            306,673         	6.7%	         $27.74
2006.........	             121 	          346,330 	        7.5%	         $27.01


(1) For leases 10,000 square feet or under

	Anchors
--------
    	Anchors have traditionally been a major factor in the public's identification with Regional Shopping Centers. Anchors are generally department stores whose merchandise appeals to a broad range of shoppers. Although the Centers receive a smaller percentage of their operating income from Anchors than from Mall and Freestanding Stores, strong Anchors play an important part in maintaining customer traffic and making the Centers desirable locations for Mall and Freestanding Store tenants.

    	Anchors either own their stores, the land under them and in some cases adjacent parking areas, or enter into long-term leases with an owner at rates that are lower than the rents charged to tenants of Mall and Freestanding Stores.

    	Anchors accounted for approximately 11.2% of the Company's total rent for the year ended December 31, 1996. Each Anchor which owns its own store, and certain Anchors which lease their stores, enter into reciprocal easement agreements with the owner of the Center covering, among other things, operational matters, initial construction and future expansion.

 -------------------

    	The following table identifies each Anchor, each parent company that owns multiple anchors and the number of square feet owned or leased by each such Anchor or parent company in the Centers as of December 31, 1996, except as otherwise indicated.

	                                     GLA		      GLA		      Total GLA
                    Number of	       Owned		     Leased		   Occupied
Name              Anchor Stores     By Anchor		  By Anchor		By Anchor
                  -------------    ------------  ---------- --------------
J.C. Penney (2)             16	     531,611 		 1,439,622 		   1,971,233
Sears                       12	     602,943 	    793,734 		   1,396,677
Montgomery Ward             10      596,601 	    718,663 		   1,315,264

Federated Department
 Stores (1)
   Macy's                    7	     500,457 		    733,009 		  1,233,466
   Macy's Men's
        & Juniors            2            - 		    235,443 		    235,443
                  -------------	-------------		 ------------  ---------------
Total                        9       500,457		    968,452		   1,468,909


Dayton Hudson Corp.
   Mervyn's                  7          232,537 		    336,724 	     569,261
   Target                    1                - 	      87,396 	      87,396
   Dayton's                  1          115,193            -        115,193
                 --------------	 -------------	 -------------  ----------------
Total                        9          347,730 		    424,120 	      71,850

May Department Stores Co.
   Foley's                   3          602,485             -	     602,485
   Hechts                    2          140,000 		    100,000 	     240,000
   Robinsons-May             1                - 		    362,852       362,852
                ---------------	 -------------	 --------------  ----------------
Total                        6          742,485 		    462,852 		   1,205,337

Gottschalks                  5          178,120 		    438,290 	      616,410
Dillard's                    3          642,802            -         642,802
Herberger's                  2                - 		    122,635 	      122,635
Burlington Coat Factory      1                - 		    133,650 		     133,650
Boscov's                     1                - 		    140,000 	      140,000
Fashion Bar                  1                - 	      40,000         40,000
Hennessy's                   1	               -        96,800         96,800
Home Depot                   1	               - 		    130,232 		      130,232
Joslins                      1                - 	      93,270 	        93,270
Leggetts                     1                - 		    109,933 		      109,933
Mercantile Stores, Inc.
   de Lendrecies             1          188,000            - 	 	      188,000
Nordstrom                    1                - 		    185,241 		      185,241
Profitts                     1                - 	      65,163 	        65,163
Vacant (1)                   4	         210,000 		    326,932 	        536,932
                ----------------	 -------------	 -------------- -----------------
                            86	       4,540,749 		  6,689,589 		    11,230,338
                ----------------	 -------------	 -------------- -------------------
                ----------------	 -------------	 -------------- -------------------

                                             8

 -------------------
(1) The Broadway Stores merged with Federated Department Stores, Inc. ("Federated") during November 1995. As part of that merger, Federated closed the Broadway stores at Panorama and Huntington Center and the Weinstock's store at Parklane. Federated is negotiating to sell the Panorama location.

(2) On January 25, 1997, J.C. Penney ceased operating at County East Mall. The Company is currently negotiating with potential replacement tenants.

Environmental Matters
---------------------
    	Under various federal, state and local laws, ordinances and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of investigation, removal or remediation of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of a release of such substances at a disposal treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability for release of asbestos-containing materials ("ACMs") into the air and third parties may seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with the ownership (direct or indirect), operation, management and development of real properties, the Company may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and therefore, potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property.

    	Each of the Centers has been subjected to a Phase I audit (which involves review of publicly available information and general property inspections, but does not involve soil sampling or ground water analysis) completed by an environmental consultant.

    	Based on these audits, and on other information, the Company is aware of the following environmental issues that are reasonably possible to result in costs associated with future investigation or remediation, or in environmental liability:

      Asbestos. The Company has conducted ACM surveys at various locations within the Centers, which have indicated that ACMs are present or suspected in certain areas, primarily vinyl floor tiles, mastics, roofing materials, drywall tape, joint compounds and acoustical ceiling tiles. The identified ACMs are generally non-friable, in good condition, and possess low probabilities for disturbance. At certain Centers where ACMs are present or suspected, however,some ACMs have been or may be classified as "friable," and ultimately may require removal under certain conditions. The Company has developed and implemented an operations and maintenance (O&M) plan to manage ACM in place.

      Underground Storage Tanks. Underground storage tanks ("USTs") are or were present at certain of the Centers, often in connection with tenant operations at gasoline stations or automotive tire, battery and accessory service centers located at such Centers.
USTs also may be or have been present at properties neighboring certain Centers. Certain of these tanks have either leaked or are suspected to have leaked. Where leakage has occurred, investigation, remediation, and monitoring costs may be incurred by the Company, if the responsible current or former tenant, or other responsible parties are unavailable to pay such costs.

  Chlorinated Hydrocarbons. The presence of chlorinated hydrocarbons such as perchloroethylene (PCE) and its degradation byproducts has been detected at certain of the Centers, often in connection with tenant dry cleaning operations. Where PCE has been detected, the Company may incur investigation, remediation and monitoring costs if responsible tenants, or other responsible parties, are unavailable to pay such costs.

---------------------------------
    	PCE has been detected in soil and groundwater in the vicinity of a dry cleaning establishment at North Valley Plaza. The California Department of Toxic Substance Control (DTSC) has advised the Company that very low levels of Dichlorethylene (1,2,DCE) a degradation byproduct of PCE, have been detected in a water well located 1/4 mile west from the dry cleaners, and the dry cleaning facility may have contributed to the introduction of 1,2
DCE into the water well.  According to DTSC, the maximum contaminant level
(MCL) for 1,2DCE which is permitted in drinking water is 6 parts per billion (ppb); and that the 1,2DCE was detected in the water well at 1.2 ppb, which is below the MCL. The Company has retained an environmental consultant and has initiated extensive testing of the site, although the extent of the impacted soil and groundwater has not been fully defined. Redmediation is scheduled to begin in the first half of 1997. The joint venture that owns that property (of which the Company is a 50% general partner) has a $685,000 reserve, plus $155,000 has already been incurred,
to cover professional fees, testing and remediation costs.   The Company
intends to look to the responsible parties and insurers if remediation is required.

    Toluene, a petroleum constituent, has been detected in a groundwater dewatering system at the Queens Center. The source of the toluene is currently unknown, but it is possible that an adjacent service station has caused or contributed to the problem. It is also possible that the toluene remains from previous service station operations which occurred on site prior to the development of the site into its current use in the early 1970s. Toluene was detected at levels of 410 and 160 parts per billion
(ppb) in samples taken from the tank in October, 1995 and February, 1996, respectively. Additional samples were taken in May and December of 1996, with results of .63 ppb and "non-detect" for the May sampling event and
16.2 ppb and 25.2 ppb for the December sampling event. The maximum contaminant level (MCL) for toluene in drinking water is 150 ppb. Although the Company believes that no remediation will be required, it has set up a $150,000 reserve to cover professional fees and testing costs. The Company intends to look to the responsible parties and insurers if remediation is required.

     Dry cleaning chemicals, including PCE have been detected in soil and groundwater in the vicinity of a dry cleaning establishment at Villa Marina Marketplace. The previous owner of the property has reported the release to the local government authorities and has agreed to fully assess and remediate the site to the extent required by those authorities subject to a limited indemnity agreement. The previous owner has removed the dominant source of impacted soil and is continuing its efforts to assess the site under the direction of the local regulatory oversight agency. Although the Company believes that it will not be required to participate in assessment or remediation activities, it has set up a $150,000 reserve ($20,000 of which has already been incurred) to cover professional and legal fees.

    	The Company acquired Fresno Fashion Fair in December, 1996. Asbestos has been detected in structural fireproofing throughout much of the Mall. Recent testing data conducted by a professional environmental consulting firms indicates that the fireproofing is largely inaccessible to building occupants and is well adhered to the structural members. Additionally, airborne concentrations of asbestos are well within OSHA's permissible exposure limit (PEL) of .1 fcc. The accounting for this acquisition included a reserve of $3.3 million to cover future removal of this asbestos, as necessary.

    	Dry cleaning chemicals including perchloroethylene (PCE) were detected in soil and groundwater in the vicinity of a former dry cleaning establishment at Huntington Center. The release has been reported to the local government authorities. The Company estimates, based on the data currently available, that costs for assessment, remediation and legal services will not exceed $500,000. Consequently, at the time of the acquisition, the Company established a $500,000 reserve to cover professional and legal fees. The company intends to look to responsible parties and insurers for cost recovery.

Employees
---------
    	The Company and the Management Companies employ approximately 910 persons, including six executive officers, personnel in the areas of acquisitions and business development (8), property management (127), leasing
(32), redevelopment/construction (18), financial services (37) and legal affairs (8). In addition, in an effort to minimize operating costs, the Company generally maintains its own security staff (304) and maintenance staff
(370). Approximately 6 of these employees are represented by a union. The Company believes that relations with its employees are good.


Item 2.  Properties
                                                                    Percentage
                      Year of       Year of             Mall and	   of Mall and
                     Original	    Most Recent	            Free 	       Free        	                   Sales Per
Name of Center /	   Construction/  Expansion /  Total 	  Standing     Standing		                       Square
Location  (1)	       Acquisition    Renovation  GLA (2)   GLA 	     GLA Leased   Anchors  	            Foot (8)
-------------------	 ------------ ------------ -------- --------	 -----------  -----------------       ---------
Broadway Plaza (9)	    1951/1985	      1994    679,427  233,930 	     98.4%	   Macy's (2 locations),	      401
  Walnut Creek, California					                                                  Nordstrom
Capitola Mall (9)	     1997/1995       1988	   585,618  205,901 	     95.7%	   Gottschalks, J.C. Penney,	  278
  Capitola, California					                                                      Mervyn's, Sears
Chesterfield
   Towne Center	       1975/1994       1988	   817,697  396,504 	     90.2%	   Hecht's, Leggett's,	        289
  Richmond, Virginia						                                                       Proffitt's, Sears
County East Mall	      1966/1986       1989	   488,883  170,323 	     79.9%	   J.C. Penney (3), Sears	     221
  Antioch, California						                                                      Gottschalks,  Mervyn's,
Crossroads Mall (9)	   1963/1979       1986	   808,969  365,532 	     91.3%	   Foley's, J.C. Penney,	      242
  Boulder, Colorado				   		                                                      Mervyn's, Sears
                                                                         						   Montgomery Ward
Crossroads Mall	       1974/1994       1991   1,112,374 372,686 	     83.4%	   Dillard's, Foley's,	        213
  Oklahoma City, Oklahoma					                                                    Montgomery Ward
                                                                      						      J. C. Penney
Greeley Mall	          1973/1986       1987	    585,044 241,682 	     89.0%	   J.C. Penney,                189
  Greeley, Colorado                                                               Fashion Bar (4),
                                                                           				   Joslins, Sears
                                                                    						        Montgomery Ward
Green Tree Mall	       1968/1975       1995	    786,219 335,437 	    86.9%	    Dillard's,                  281
   Clarksville, Indiana                                                          J.C. Penney, Sears,
                                                                                 Target
Holiday
   Village Center (9)	 1959/1979       1992     597,361 269,842 	    96.7%	    Herberger's,
   Great Falls, Montana                                                           J.C. Penney, 	           265
                                                                     	 					      Montgomery Ward
                                                                    						        Sears
Lakewood Mall	         1953/1975       1992   1,758,939 815,290 	    98.9%	    Home Depot, Mervyns,	       312
  Lakewood, California					                                                       J. C. Penney,
                                                                    						        Montgomery Ward,
                                                                   						         Robinson-May,
Northgate Mall	        1964/1986       1987     744,050 273,719 	    90.9%	    Macy's, Mervyns, 	          245
  San Rafael, California					                                                     Sears
North Valley Plaza	    1968/1987       1994	    413,843 187,409 	    67.2%	    Montgomery Ward (6)	        133
  Chico, California						                                                         Mervyn's
Panorama 	             1955/1979       1980	    369,670 159,670 	    96.4%	    (7)	                        330
  Panorama, California
Park Lane Mall  (9)	   1967/1978       1987     459,252 209,932 	    91.9%	    Gottschalks, (5)	           252
  Reno, Nevada
Queens	                1973/1995       1991	    625,126 156,983 	    97.5%	    J.C. Penney , Macy's	       657
  Queens, New York
Salisbury, Centre at	  1990/1995       1990	    883,672 278,691 	    87.8%	    Boscov's, J.C. Penney, 	    271
  Salisbury,  Maryland					                                                       Montgomery Ward,
                                                                    						        Hechts, Sears
West Acres	            1972/1986       1992     907,595 355,040 	    95.8%	    Daytons, Sears,	            320
  Fargo, North Dakota						                                                       O.J. De Lendrecies,
                                                                      						      J.C. Penney
Bristol
   Shopping Center (9) 1966/1986       1992	    165,682 165,682 	    94.2%		                               367
    Santa Ana, California
Marshalls'
   Boulder Plaza	      1969/1989       1991	    158,939 158,939 	   100.0%		                               317
     Boulder, Colorado
	                                              -------- -------    -------- 	                           ---------

Sub-total / Average at December 31, 1996	   12,948,360 5,353,192 	   91.8%		                              $294



THE MACERICH COMPANY:  LIST OF PROPERTIES
                                                                           Percentage
                           	Year of	     Year of	                Mall and	 of Mall and
                    	       Original	    Most Recent	            Free 	      Free                        	        Sales Per
Name of Center /	          Construction/  Expansion /   Total 	  Standing   Standing	                 	           Square
Location  (1)	             Acquisition    Renovation   GLA (2)   GLA 	      GLA Leased   Anchors  	               Foot (8)
------------------------	 ------------   ------------ --------   --------	 -----------  -----------------------   ---------
1996 Acquisition Centers

Fresno Fashion Fair         1970/1996     	1983	       881,334   320,453     94.8%      Gottschalks, J.C. Penney, 289
  Fresno, California					                                                                 Macy's (2 locations)
Rimrock                     1978/1996	        -	       581,912   266,472     94.5%      Herbergers, Hennessy's    213
   Billings, Montana					                                                                 J.C. Penney,
                                                                                          Montgomery Ward
Valley View                 1973/1996	     1996      1,523,815   465,918     84.7%      Dillard's, Foleys,        212
   Dallas, Texas                                                                          J.C. Penney, Sears
Villa Marina
   Marketplace             1972/1996	      1995 	      447,684   447,684     96.3%  	                             398
   Marina Del Rey, California
Vintage Faire              1977/1996         	-      1,051,458   351,539     86.7%      Gottschalks, J.C. Penney, 279
   Modesto, California                                                                     Macy's, Sears
		                                                                                         Macy's Men's & Home,
                                                                                           Sears
                                                     ---------- --------- ---------                               ------
Total / Average 1996 Acquisitions                    4,486,203 1,852,066     91.0%                                279
(excluding major redevelopment properties)
                                                     ---------- --------- ---------                               ------
Sub-Total / Average 		                              17,434,563 7,205,258     91.6%	                               290


Major Redevelopment Properties

Buenaventura               1965/1996	      1993       801,152   345,816     (11)         J.C. Penney, Macy's,     267
  Ventura, California                                                                      Montgomery Wards
Huntington Center(9)       1965/1996	      1997	      832,578   286,881     (11)         Edwards Cinema (10),     303
   Huntington Beach, California                                                            Mervyn's
                                 				                                                      Burlington Coat Factory,
                                                                  					                    Montgomery Ward
                                                    ---------- ---------                                        ------

Total Major Redevelopment Centers		                   832,578   286,881                                           283
                                                    ---------- ---------                                        ------

Grand Total / Average		                            19,068,293 7,837,955 		                                        290
                                                   ---------- ---------                                         ------
                                                   ---------- ---------                                         ------


------------------------------
(1) The land underlying twenty of the Centers is owned entirely by the Company or, in the case of jointly-owned Centers, the property partnership in fee. All or part of the land underlying the remaining Centers is owned by third parties and leased to the Company or property partnership pursuant to long-term ground leases. Under the terms of a typical ground lease, the Company or property partnership pays rent for the use of the land and is generally responsible for all costs and expenses associated with the building and improvements. In some cases, the Company or property partnership has an option or right of first refusal to purchase the land. The termination dates of the ground leases range from 2013 to 2060.

All centers are wholly owned by the Company or its subsidiaries, except for Broadway Plaza (50%), North Valley Plaza (50%), Panorama Mall (50%), and West Acres (19%).

(2) Includes GLA attributable to Anchors (whether owned or leased) and Mall and Freestanding Stores as of December 31, 1996.

(3) J.C. Penney vacated its facility at County East Mall  in 1997.

(4) The Company negotiated an early termination of the Fashion Bar lease. Fashion Bar closed on January 15, 1997. The Company is currently negotiating with a replacement tenant.

(5) Federated closed the Weinstock's store at Parklane Mall and the Company acquired Federated's leasehold interest. The Company is planning to demolish the Weinstocks building and redevelop this area as a location based entertainment complex.

(6) J.C. Penney vacated its facility at North Valley Plaza in 1993. The Company has relocated the existing 60,000 square foot Mervyn's at the Center into the larger J.C. Penney building. The Company is in negotiations for a replacement tenant for the Mervyn's building.

(7) Federated Department Stores, Inc. merged with Broadway Stores, Inc. in November, 1995. Federated owns the Broadway Store at Panorama. This Broadway Store ceased operations in January 1996. Federated is currently negotiating to sell this building to Wal-Mart.

(8) Sales are based on reports by retailers leasing Mall and Freestanding Stores for the year ending December 31, 1996 for tenants which have occupied such stores for a minimum of twelve months. Consistent with industry practices, sales per square foot are based on gross leased and occupied area, excluding theaters, and are not based on GLA.

(9) Portions of the land on which the Center is situated are subject to one or more ground leases.

(10) Edwards Cinema signed a lease in January 1997 to occupy the former Broadway location. Edwards is expected to open a 21 screen theater complex on that site in May 1998.

(11) Certain spaces have been intentionally held off the market and remain vacant due to major redevelopment strategy. As a result, the Company believes the percentage of mall and free-standing GLA leased at these major redevelopments is not meaningful data.

Mortgage Debt
-------------
    	The following table sets forth certain information regarding the mortgages encumbering the Centers, including those Centers in which the Company has less than a 100% interest.  All mortgage debt is nonrecourse
to the Company.   The information set forth below is as of December 31, 1996.

                                               	             Annual  		          Balance 	Earliest Date
                            	       Annual		   Principal     Debt  				          Due on 	 on which all
Property Pledged         Fixed or  Interest		   Balance 		   Service 		Maturity		Maturity Notes Can
   As Collateral         Floating	   Rate		      (000's) 	   (000's) 		Date		    (000's) 	Be Prepaid
 -----------------     ----------- -----------		 -----------		 -----------	 --------	 ---------	-----------
Capitola Mall 	           Fixed		      9.25%		    37,976 		    3,801 		12/15/01		 36,152 		Any Time
Chesterfield
  Towne Center (1)        Fixed		      8.75%		    59,023 		    5,702 		1/1/24		    5,381 		1/1/24 (2)
Chesterfield Towne Center	Fixed		      9.38%		     5,304 		      540 		1/1/24		      515 		1/1/24 (2)
Chesterfield Towne Center	Fixed		      8.88%		     1,922 		      187 		1/1/24		      177 		1/1/24 (2)
Chesterfield	             Fixed 	      8.54%		     3,444 		      337 		11/1/99		    3,484 		Any Time
Crossroads Mall (3)	      Fixed		      7.08%		    35,968 		    2,932 		12/15/10		  28,107 	12/15/01
Fresno Fashion Fair	      Fixed		      8.40%		    38,000 		    3,165 		10/1/05		   38,000 		Any Time
Greeley Mall 	            Fixed		      8.50%		    18,514 		    2,245 		9/15/03		   12,519 		Any Time
Green Tree Mall/
Crossroads- OK/
Salisbury	                Fixed		      7.22%		   117,714 		    3,597 		3/16/04		   50,000 		Any Time
Holiday Village Mall  	   Fixed		      6.75%		    17,000 		    1,147 		4/1/01		    17,000 		1/10/99
Lakewood Mall 	           Fixed		      7.20%		   127,000 		    9,144 		8/10/05		  127,000 		Any Time
Northgate Mall 	          Fixed		      6.75%		    25,000 		    1,688 		4/1/01		    25,000 		1/10/99
Queens Mall	           Floating          (4)	     65,100         (4)		 3/31/99		   51,000 		Any Time
Parklane Mall	            Fixed		      6.75%		    20,000 		    1,350 		4/1/01		    20,000 		Any Time
Rimrock Mall	             Fixed		      7.70%	     31,994 		    2,924 		1/1/03		    28,496 		Any Time
Valley View Mall	      Floating	         (5)	     60,000          (5)	     (5)		   60,000 		Any Time
Vintage Faire Mall	       Fixed		      7.65%	     56,280 		    5,122 		1/1/03		    50,089 		Any Time
                                       					   -----------
   TOTAL - Wholly Owned Centers				              720,239
Joint Venture Centers:
Broadway Plaza (50%) (6)	 Fixed		      6.84%		    21,750 		    1,487 		5/5/98		   21,750 		 Any Time
West Acres Center(19%)(6) Fixed		      8.96%	      7,301 		      648 	 7/15/99		   6,613
                                         				  -----------
   TOTAL - All Centers					                    $ 749,290
                                        					  -----------
                                        					  -----------

	Notes:

(1) The annual debt service payment represents the payment of principal and interest. In addition, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the gross receipts
       (as defined in the loan agreement) exceeds a base amount specified therein. Contingent interest recognized was $75,910 for the period from July 21, 1994 (the date of acquisition of Chesterfield) to December 31, 1994, $184,321 for the year ended December 31, 1995 and $398,619 for the year ended December 31, 1996.

(2) No prepayment except under certain circumstances in the event of the sale of the Center.

(3) This debt was issued at a discount. The unamortized discount at December 31, 1996 was $463,000. The above balance is net of the discount.

(4) The interest rate is LIBOR plus .45%. LIBOR was 5.55% at December 31, 1996. There is an interest rate cap on $10 million of this debt at a LIBOR strike rate of 5.88% through maturity. The remaining principal has an interest rate cap with a LIBOR strike rate of 7.07% from December 31, 1996 to December 30, 1997, and 7.7% thereafter.

(5) The Valley View loan bears interest at LIBOR plus 1.50%. The Company can elect to convert the loan to a fixed rate, ten year loan at any time up to October 21, 1997.

(6)   Reflects the Company's pro rata share of debt.

      ------------------------
    	The Company has also obtained a $50 million unsecured working capital line of credit with a financial institution which bears interest at approximately
LIBOR plus 1.625% or the institution's prime rate. There was $12 million outstanding on this line as of December 31, 1996. In addition, the Company has a $57 million unsecured bank loan bearing interest at LIBOR plus 1.625% due December 31, 1997. This debt was incurred in connection with the Fresno
Fashion Fair, Huntington Center and Buenaventura Mall acquisitions.

Item 3.  Legal Proceedings.
--------------------------

    	The Company, the Operating Partnership, the Management Companies and the affiliated partnerships are not currently involved in any material litigation nor, to the Company's knowledge, is any material litigation currently threatened against such entities or the Centers, other than routine litigation arising in the ordinary course of business, most of which is expected to be covered by liability insurance. For information about certain environmental matters, see "Business of the Company - Environmental Matters."


Item 4.  Submission of Matter to a Vote of Security Holders.
------------------------------------------------------------
	None.

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.
-------------------------------------------------------------------------
    	The common stock of the Company is listed and traded on the New York Stock Exchange ("NYSE") under the symbol "MAC". The common stock began trading on March 10, 1994 at a price of $19 per share. In 1996 the Company's shares traded at a high of $26.125 and a low of $19.

    	As of February 20, 1997 there were approximately 218 shareholders of record. The following table shows high and low closing prices per share of common stock for each quarter in 1995 and 1996 and dividends/distributions per share of common stock declared and paid by quarter.



                                 		Market Quotation Per Share  Dividends/Distributions
                                   High	          Low	           Declared and Paid
                                    -----         ----             -----------------
 March 31, 1995	                    $21 1/2        $19 7/8          $0.40
 June 30, 1995		                     20 3/4	        19 3/8	          0.42
 September 30, 1995		                21 7/8	        19 1/2	          0.42
 December 31, 1995	                 	21 1/4	        19 1/4	          0.42

 March 31, 1996		                   $20 1/8	       $19 1/4	         $0.42
 June 30, 1996		                     21 1/4	        19    	          0.42
 September 30, 1996		                22 7/8	        20    	          0.42
 December 31, 1996		                 26 1/8	        21 3/4	          0.44



Item 6.  Selected Financial Data.

    	The following sets forth selected financial data for the Company on a historical and pro forma consolidated basis, and for the Centers and the Management Companies (collectively, the "Predecessor"), on an historical combined basis. The following data should be read in conjunction with the financial statements (and the notes thereto) of the Company and the Predecessor and "Management's Discussion And Analysis of Financial Condition and Results of Operations" each included elsewhere in this Form 10-K.

    	The pro forma data for the Company for the year ended December 31, 1994 has been prepared as if the IPO and the transactions related to the reorganization of the Operating Partnership and formation of the Company (the "Formation") and the application of the net proceeds of the IPO had occurred as of January 1, 1994. The pro forma information is not necessarily indicative of what the Company's financial position or results of operations would have been assuming the completion of the Formation and IPO at the beginning of the period indicated, nor does it purport to project the Company's financial position or what results of operations would have been assuming the completion of the Formation and the IPO at the beginning of the period indicated, nor does it purport to project the Company's financial position or results of operations at any future date or for any future period.

    	The Selected Financial Data is presented on a combined basis. The limited partnership interests in the Operating Partnership (not owned by the REIT) are reflected in the pro forma data as minority interest. Centers in which the Company does not have a greater than 50% ownership interest (Panorama Mall, North Valley Plaza, Broadway Plaza and West Acres Shopping Center) are referred to as the "Joint Venture Centers", and along with the Management Companies, are reflected in the selected financial data under the equity method of accounting. Accordingly, the net income from the Joint Venture Centers and the Management Companies that is allocable to the Company and the Predecessor is included on the statement of operations as Income of uncombined joint ventures and management companies.


Item 6.  Selected Financial Data, Continued

                                      	 The Company 		                 	           Predecessor
                        --------------------------------------------       --------------------------------------
       			                               Pro Forma
                                     			as Reported  March 16 to	  January 1 to
                        	1996	    1995	  for 1994	  Dec 31,1994	   Mar 15,1994	    1993	        1992
                        	------  ------	------------ ------------	 ------------ ------------ ------------
                               	 (All amounts in thousands except per share data and number of Centers)
Operating Data:
Revenues:
     Minimum rents	      $99,061 	$69,253 	$59,640 	  $48,663 	       $9,993 	  $49,219       $46,393
     Percentage rents      6,142    4,814 	  4,906      3,681 	          851      3,550 	       3,868
     Tenant recoveries	   47,648   26,961   22,690     18,515 	        3,108     16,320        15,991
     Management fee
       income (2)             -         -        - 	        - 	          528 	    2,658         3,130
     Other	               2,208     1,441      921 	      582 	          100 	      766         1,876
                      ------------ --------	 ------- ---------  	 ------------	 ---------- ------------
        Total revenues $155,059   102,469   88,157     71,441 	       14,580 	   72,513        71,258

Shopping center
    expenses             50,792    31,580   28,373      22,576 	       4,891 	   23,881        22,959
Management, leasing
    and development
      services (2)            - 	      -       - 	          - 	          557      2,084 	       2,598
REIT general
    and administrative
      expenses 	          2,378 	   2,011 	   1,954        1,545 	        - 	      -           -
Depreciation and
    amortization	        32,591    25,749    23,195 	     18,827 	     3,642      16,385       14,090
Interest expense	        42,353 	  25,531    19,231       16,091       6,146      27,783       29,818
                      ----------	 --------	 ---------	  ---------  	 ----------	 ---------- ------------

Income (loss) before
   minority interest,
   unconsolidated joint
   ventures and
   extraordinary item	  $26,945 	$17,598 	 $15,404 	     $12,402 	     ($656)	   $2,380 	     $1,793
Minority interest (1)   (10,975)  (8,246)   (8,008)       (6,792)	         - 	      -            -
Income (loss) of
   unconsolidated joint
   ventures and management
   companies (2)	         3,256    3,250     3,054         3,016 	     (232)	      (178)	        306
Extraordinary loss on
   early extinguishment
   of debt	                (315)  (1,299)	       - 	           - 	         -           - 	    (1,000)
                       ---------- --------	 ---------	  ---------  	 ------------	---------- ------------
                       ---------- --------  ---------	  ---------  	 ------------	---------- ------------

Net income (loss)	       $18,911  $11,303   $10,450       $8,626 	    ($888)	    $2,202 	     $1,099
                      ----------- --------	 ---------   ---------  	 ------------	---------- ------------
                      ----------- --------  ---------	  ---------  	 ------------	---------- ------------


Earnings per share: (3)
   Income before
    extraordinary
     item	                 $0.92 	  $0.78 	    $0.72 	    $0.60
   Extraordinary item      (0.01)   (0.05)         -          -
                      ------------	 --------	 ---------	 ---------
       Net income
         per share        	$0.91 	  $0.73 	    $0.72 	     $0.60
                      ------------	 --------	 ---------  ---------
                      ------------	 --------	 ---------	 ---------
Other Data:
Funds from
  operations(4)        $62,424 	 $44,938 	  $39,343 	   $32,710 	       N/A	     N/A	     N/A
The Company's share
  of FFO (5)           $39,502 	 $25,982 	  $22,011 	   $18,300 	       N/A	     N/A	     N/A
EBITDA (6)            $101,889 	 $68,878 	  $57,592 	   $47,320 	       N/A	     N/A	     N/A
Cash flows from
  (used in):
  Operating
    activiti es        $80,431 	 $48,186 	  $30,011 	    $6,449 	       N/A	     N/A	     N/A
   Investing
     activiti es     ($296,675)	($88,413)	($137,637)	   ($1,659)	       N/A	     N/A	     N/A
   Financing
     activiti es      $216,317 	 $51,973 	  $99,584 	   ($2,343)	       N/A	     N/A	     N/A
Number of centers
  at year end	              26	       19         16           16         14      14       14
Weighted average
  number of shares
   outstanding (7)      32,934 	  26,930     25,645     25,714 	        N/A	      N/A	     N/A
Cash distributions
   declared per
    common share        	$1.70 	   $1.66        N/A	     $1.27 	        N/A	      N/A	     N/A


-------------------------------------------

                          	                 The Company		                Predecessor
                                ----------------------------------- -----------------------------
                                                                      December 31,
                               ------------------------------------------------------------------
                               	1996	         1995	        1994	        1993	        1992

	                                                       (All amounts in thousands)
Balance Sheet Data:
Investment in real estate
   (before accumulated
     depreciation)	             $ 1,273,085 	 $ 833,998 	 $ 554,788 	 $ 375,972 	 $ 311,750
Total assets	                   $ 1,187,753 	 $ 763,398 	 $ 485,903 	 $ 314,591 	 $ 281,668
Total debt	                     $   789,702 	 $ 509,313 	 $ 326,588 	 $ 402,885 	 $ 359,695
Minority interest (1)	          $   112,242 	 $  95,740 	 $  72,376 	 $       - 	 $       -
Partners' deficit	              $         - 	 $       - 	 $       - 	 $ (88,294)	 $ (78,027)

Stockholders' equity 	          $   237,749 	 $ 158,345 	 $  86,939 	 $       - 	 $       -



(1) "Minority Interest" reflects the ownership interest in the Operating Partnership not owned by the REIT.
(2) Unconsolidated joint ventures include all Centers that the Company does not wholly own and the Management Companies. The Management Companies on a pro forma basis and after March 15, 1994 have been reflected on the equity method.
(3) Net income per share assumes full redemption of OP Units .
(4) Funds from operations ("FFO") represents net income (loss) (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization (excluding depreciation on personal property and amortization of loan and financial instrument costs), and after adjustments for unconsolidated entities. Adjustments for unconsolidated entities are calculated on the same basis. Funds from operations does not represent cash flow from operations as defined by GAAP and is not necessarily indicative of cash available to fund all cash flow needs.
(5) The Company's share of FFO represents the Company's weighted average ownership of the Operating Partnership multiplied by total FFO.
(6) EBITDA represents earnings before interest, income taxes, depreciation, amortization, minority interest, income in unconsolidated entities and extraordinary items. This data is relevant to an understanding of the economics of the shopping center business as it indicates cash flow available from operations to service debt and satisfy certain fixed obligations. EBITDA should not be construed by the reader as an alternative to operating income as an indicator of the Company's operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity.
(7) Assumes that all OP units are converted to common stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------

    	The following discussion should be read in conjunction with the "Selected Financial Data" and the Company's Consolidated and Predecessor Combined Financial Statements and Notes thereto appearing elsewhere in this 10-K.

General Background and Performance Measurement
-----------------------------------------------
	The Company receives income primarily from two sources:

(1) Through its ownership of wholly-owned Centers.
(2) Through its ownership interests in Joint Venture Centers which include Panorama Mall (50%), Broadway Plaza (50%), North Valley
Plaza (50%), and West Acres Shopping Center (19%).

---------------------------------------------------------
    	The Company believes that the most significant measures of its operating performance are Funds from Operations and EBITDA. Funds from Operations is defined as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization (excluding depreciation on personal property and amortization of loan and financial instrument costs), and after adjustments for unconsolidated entities. Adjustments for unconsolidated entities are calculated on the same basis. Funds from Operations does not represent cash flow from operations as defined by GAAP and is not necessarily indicative of cash available to fund all cash flow needs.

     EBITDA represents earnings before interest, income taxes, depreciation, amortization, minority interest, income in unconsolidated entities and extraordinary items. This data is relevant to an understanding of the economics of the shopping center business as it indicates cash flow available from operations to service debt and satisfy certain fixed obligations. EBITDA should not be construed as an alternative to operating income as an indicator of the Company's operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity. While the performance of individual Centers and the Management Companies determines EBITDA, the Company's capital structure also influences Funds from Operations. The most important component in determining EBITDA and Funds from Operations is Center revenues. Center revenues consist primarily of minimum rents, percentage rents and tenant expense recoveries. Minimum rents will increase to the extent that new leases are signed at market rents that are higher than prior rents. Minimum rent will also fluctuate up or down with changes in the occupancy level. Additionally, to the extent that new leases are signed with more favorable expense recovery terms, expense recoveries will increase.

    	Percentage rents generally increase or decrease with changes in tenant sales. As leases roll over, however, a significant portion of historical percentage rent is often converted to minimum rent. It is therefore common for percentage rents to decrease as minimum rents increase. Accordingly, in discussing financial performance, the Company combines minimum and percentage rents in order to better measure revenue growth.

    	The following discussion is based primarily on the consolidated financial statements of the Company for the years ended December 31, 1996 and 1995, and for the period from March 16, 1994 (commencement of operations) through December 31, 1994, and the combined financial statements of Macerich Predecessor Affiliates ("Predecessor") for the period from January 1, 1994 through March 15, 1994. The combined financial statements of the Predecessor combine the balance sheet data and results of operations of the partnerships that previously owned 14 of the properties and of the management and leasing operations of the Predecessor which were contributed to the Company. The Predecessor is considered the predecessor entity to the Company and the combined financial statements are presented for comparative purposes. The following discussion compares the activity for the year ended December 31, 1996 to results of operations for 1995. Also included is a comparison of the activities for the year ended December 31, 1995 to the results for the year ended December 31, 1994, which includes a summation of the Company's and the Predecessor's results of operations for 1994.

    	This information should be read in conjunction with the accompanying consolidated and combined financial statements and notes thereto.

    	On March 16, 1994 the Company acquired Crossroads Mall ("Crossroads-OK") located in Oklahoma City, Oklahoma and on July 21, 1994 the Company acquired Chesterfield Towne Center ("Chesterfield") in Richmond, Virginia. Crossroads-OK and Chesterfield are collectively referred to herein as the "1994
Acquisition Centers". In August, 1995, the Company acquired The Centre at Salisbury ("Salisbury") in Salisbury, Maryland, and in December, 1995 the Company acquired two malls, Capitola Mall ("Capitola"), in Capitola,
California, and Queens Center ("Queens"), in Queens, New York. These properties are known as the "1995 Acquisition Centers." In January 1996, the Company acquired Villa Marina Marketplace ("Villa Marina"), Valley View Mall ("Valley View") in Dallas, Texas was acquired in October 1996 and Rimrock Mall ("Rimrock") in Billings, Montana and Vintage Faire Mall ("Vintage Faire") in Modesto, California were acquired in November 1996. In December 1996 the Company acquired Huntington Center ("Huntington") in Huntington Beach, California, Buenaventura Mall ("Buenaventura") in Ventura, California, and Fresno Fashion Fair ("Fresno") in Fresno, California. These properties are known as the "1996 Acquisition Centers." The financial statements include the results of the acquired properties from their acquisition dates. As a result, many of the variations in the results of operations, discussed below, occurred due to the addition of these properties to the Company's portfolio during 1996, 1995 and 1994. Many factors, such as availability and cost of capital, overall debt to market capitalization level, interest rates and availability of potential acquisition targets that meet the Company's criteria, impact the Company's ability to acquire additional properties. Accordingly, management is uncertain as to whether during 1997 and future years there will be similar acquisitions and corresponding increases in revenues, net income and Funds from Operations that occurred as a result of the 1996, 1995 and 1994 acquisitions.

---------------------------------------------------------
     The bankruptcy and/or closure of retail stores, particularly Anchors, may reduce customer traffic and cash flow generated by a Center. During 1995, Federated Department Stores, Inc. announced the closure of the Broadway Stores at Panorama and Huntington Center and Weinstock's at Parklane. The Company acquired Weinstock's leasehold interest in 1996 and is negotiating with a replacement. Federated is currently negotiating with another retailer to sell the former Panorama Broadway building. The Huntington Center Broadway store is being demolished and replaced with a 21 screen theater complex. All three stores remained closed through December 31, 1996. The long-term closure of these or other stores could adversely affect the Company's performance.

    	In addition, the Company's success in the highly competitive real estate shopping center business depends upon many other factors, including general economic conditions, the ability of tenants to make rent payments, increases or decreases in operating expenses and interest rates, occupancy levels, changes in demographics, competition from other centers and forms of retailing and the ability to renew leases or relet space upon the expiration or termination of leases.

Assets and Liabilities
----------------------
    	Total assets increased to $1,187,753,000 at December 31, 1996 compared to $763,398,000 at December 31, 1995 and $485,903,000 at December 31, 1994.
During that same period, total liabilities increased from $326,588,000 in 1994 to $509,313,000 in 1995 to $767,266,000 in 1996. These changes were primarily as a result of the 1996 and 1995 common stock offerings, the purchase of the 1996 Acquisition Centers and 1995 Acquisition Centers and various refinancing and debt reduction transactions described below.

A.  Equity Offering
      -------------------
    	The Company had an equity offering in November, 1996 in which 5,750,000 shares were sold, raising $122.2 million of net equity, after costs of the offering. The use of those proceeds and timing are summarized below:

November 6, 1996 to repay the acquisition debt on Valley View Mall	     60,000,000

November 29, 1996 acquisition of Rimrock Mall and Vintage Faire Mall	   16,700,000
November 11, 1996 payoff of line of credit	                             45,500,000
                                                                        	----------------
                                                               Total	   122,200,000

B.  Acquisitions
    ----------------
    	On January 25, 1996, Villa Marina, a 447,684 square foot
entertainment/community center was acquired.  The purchase price was $80 million and included the assumption of debt of $22.5 million.

    	On October 21, 1996 Valley View Mall, a 1.5 million square foot super regional mall in Dallas, Texas was acquired. The purchase price was $87.5 million. Concurrent with the acquisition the Company placed $60 million of debt on the property at an interest rate of LIBOR plus 1.50%. The Company has the option of converting this debt to fixed rate debt at any time prior to October 1, 1997.

    	On November 27, 1996, the Company purchased Rimrock and Vintage Faire.
The total purchase price was $118.2 million which included assumption of $88.4 million of debt which bears interest at an average fixed rate of 7.7%.

    	On December 18, 1996, the Company acquired Huntington, Buenaventura and
Fresno. The combined purchase price was $128.9 million and included assumption of mortgage debt of $38.0 million and $3.8 million of other liabilities.

C.  Refinancings and Debt Reductions
    ------------------------------------

   	On April 1, 1996 the mortgage debt on Crossroads-OK, Greentree Mall, and the Centre at Salisbury was refinanced. The total indebtedness was increased to $117 million, from $88 million, and the average interest rate was fixed at 7.2%.


C.  Refinancings and Debt Reductions, Continued:
      ------------------------------------------------
     On September 30, 1996 the $65.1 million mortgage loan at Queens Center was refinanced.  The interest rate was reduced from LIBOR plus 1.10% to LIBOR plus 0.45%.

     On December 23, 1996 the Villa Marina Marketplace mortgage debt of $22 million was paid off.

     There was a $60 million loan placed on Valley View Mall concurrent with its acquisition. The interest rate is LIBOR plus 1.50% and the loan matures in October 1997, but the Company can convert the loan into a fixed rate loan that matures in October 2006.

     Concurrent with the acquisition of Buenaventura Mall, Fresno Fashion
Fair and Huntington Center, a $57 million unsecured loan was obtained. The loan bears interest at LIBOR plus 1.625%.











Results of Operations
---------------------
   Comparison of Years Ended December 31, 1996 and 1995
   ----------------------------------------------------
    	Revenues
     --------
     Minimum and percentage rents increased by 42% to $105.2 million from $74.1 million.  Approximately $19.0 million of the increase resulted from the 1995 Acquisition Centers and $13.2 million resulted from the 1996 Acquisition Centers.  These increases were partially offset by declining rents of $1.1 million at Parklane Mall which was adversely impacted by an anchor closure in 1996.

     Tenant recoveries increased to $47.7 million in 1996 from $27 million in 1995. The 1996 and 1995 Acquisition Centers caused $19.3 million of this increase. Approximately $1.1 million of the increase was due to higher recoverable expenses in 1996 compared to 1995.

     Other income increased to $2.2 million in 1996 from $1.4 million in 1995. Approximately $1.2 million of the increase related to the 1996 and 1995 Acquisition Centers. This increase was partially offset by lower interest income of $0.3 million in 1996 compared to 1995.


     	Expenses
      --------
      Shopping center expenses increased to $50.8 million in 1996 compared to $31.6 million in 1995.  Approximately $18.7 million of the increase resulted from the 1996 and 1995 Acquisition Centers. The other centers had a net increase of $0.5 million in shopping center expenses of which approximately $1.1 million was for increased property taxes,
$0.5 million of increased bad debt expense, offset by a reduction in ground rent expense of $1.3 million which resulted from the October,
1995 acquisition of land at Crossroads Mall-Boulder which had previously been leased.

      General and administrative expenses increased to $2.4 million in 1996 from $2.0 million in 1995 primarily due to increased professional fee expense.

    	Interest Expense
     ----------------
     Interest expense increased to $42.4 million in 1996 from $25.5 million in 1995. Interest expense attributable to County East Mall decreased $1.2 million in 1996 due to the payoff of that debt on
December 31, 1995, also, there was a decrease of $1.3 million at
Crossroads Mall-Boulder due to a December 1995 refinancing at a substantially lower interest rate.  These reductions partially offset the increase of $19.1 million from the 1995 and 1996 Acquisition
Centers.

     	Depreciation and Amortization
      -----------------------------
      Depreciation increased to $32.6 million from $25.7 million in
1995. An increase of approximately $7.6 million  related to the 1995 and
1996 Acquisition Centers. This increase was offset by a decrease of approximately $1.4 million in amortization of financial instruments in
1996 which resulted from several financial instruments becoming fully amortized in 1995.

     	Minority Interest
      -----------------
      The minority interest represents the 36.7% weighted average interest of the Operating Partnership that is not owned by the Company during 1996.



     Gain (Loss) From Unconsolidated Joint Ventures and Management Companies
     -----------------------------------------------------------------------
     The gain from unconsolidated joint ventures and the management companies was $3.3 million for 1996, essentially the same as 1995.

     	Extraordinary Loss on Early Retirement of Debt
      ----------------------------------------------
      In connection with the sale of an interest rate cap, the Company wrote off unamortized financing costs of $0.3 million in 1996.  In 1995 the Company wrote off  $1.3 million of loan costs  concurrent with the
1995 refinancing of Lakewood Mall.

     	Net Income
      ----------
      As a result of the foregoing, net income increased to $18.9 million in 1996 from $11.3 million in 1995.

     	Operating Activities
      -------------------

      Cash flow from operations increased to $80.4 million compared to $48.2 million in 1995. The increase resulted from the factors discussed above, primarily the impact of the 1995 and 1996 Acquisition Centers.

     	Investing Activities
      --------------------
      Cash flow used in investing activities was $296.6 million in
1996 compared to a reduction of $88.4 million in 1995.  The change resulted primarily from the seven acquisitions completed in 1996 compared to three acquisitions in 1995.

     	Financing Activities
      --------------------
      Cash flow from financing activities increased to $216.3 million in 1996 compared to $52.0 million in 1995.  The increase resulted from more mortgage financing done in 1996, primarily to fund the 1996 acquisitions.

     	EBITDA and Funds From Operations
      --------------------------------
      Due primarily to the factors mentioned above, EBITDA increased
48%, to $101.9 million in 1996 from $68.9 million in 1995 and Funds From
Operations increased 39%, to $62.4 million, from $44.9 million in 1995.









    Comparison of Years Ended December 31, 1995 and 1994
    ----------------------------------------------------
	     Revenues
      --------
      Minimum and percentage rents increased by 17.2% from $63,188,000 in 1994 to $74,067,000 in 1995.  The 1995 Acquisition Centers accounted for approximately $3,407,000 of this increase and 1994 Acquisition
Centers accounted for $6,128,000 of the increase.  The primary reason for the balance of the increase was contractual rent increases in existing leases, and replacement of expiring leases with renewal leases at higher minimum rents.

      Tenant recoveries increased by $5,338,000 to $26,961,000 for the year ended December 31, 1995, compared to the same period of 1994. The
1995 Acquisition Centers accounted for $1,293,000 of this increase in recoveries and the 1994 Acquisition Centers accounted for $3,494,000.
The balance of the increase resulted primarily from increased recoverable expenses at the other properties.

      Management fee income was $528,000 for the period from January
1, 1994 through March 15, 1994.   Prior to the IPO the Management
Companies were consolidated with the Predecessor.  Subsequent to the
IPO, the Management Companies are accounted for on the equity method and included in income from unconsolidated joint ventures and management companies.

      Other income increased from $682,000 in 1994 to $1,441,000 in 1995. This increase was due almost entirely to the temporary investment of the proceeds of a common stock offering into interest bearing investments until their ultimate use for debt repayment, acquisitions or other corporate purposes.

     	Expenses
      --------
      Shopping center expenses increased by $4,113,000 to $31,580,000 for 1995.  An increase of $2,989,000 was due to the 1994 Acquisition
Centers and $1,211,000 was due to the 1995 Acquisition Centers. The
increase due to the Acquisition Centers was partially offset by reduced expense of $327,000 due to the purchase in October 1995 of a parcel of land at Crossroads Mall-Boulder which had previously been ground leased.
In addition, real estate taxes, excluding the 1994 and 1995 Acquisition
Centers, increased by $277,000 due to reassessments.  There were no management and leasing expenses in 1995 compared to $557,000 for 1994.
This decrease is a result of the Management Companies being accounted
for on the equity method after March 16, 1994.   General and
administrative expenses of the Company were $2,011,000 compared to
$1,545,000 during 1994.  This difference was primarily due to the
Company being operational for only nine and one-half months in 1994.

     Interest Expense
      ----------------
     Interest expense increased by 14.8% from $22,237,000 for the twelve months ended December 31, 1994 to $25,531,000 for 1995. This was partially due to interest expense of $3,591,000 for the 1994 Acquisition
Centers and $710,000 for the 1995 Acquisition Centers.  There was a
reduction in same center interest expense in 1995 primarily due to the net reduction of approximately $117,100,000 of debt in March, 1994 subsequent to the IPO.  During 1995, there was a full year of benefit from those reductions.

     	Depreciation and Amortization
      -----------------------------
      Depreciation increased by $3,280,000 to $25,749,000 for the twelve months ended December 31, 1996. The 1995 Acquisition Centers accounted for $717,000 of the difference and the Acquisition Centers that were purchased in 1994, but depreciated for a full year in 1995, accounted for $1,745,000. Also contributing to this increase was
$515,000 related to additional depreciation of the 1994 acquisition cost of partnership interests.

     	Minority Interest In Operating Partnership
      ------------------------------------------
      The minority interest in the Operating Partnership represents the 42% weighted average interest in the Operating Partnership that is not owned by the Company at December 31, 1995.



     	Gain (Loss) From Unconsolidated Joint Ventures and Management Companies
      -----------------------------------------------------------------------
      The gain from unconsolidated joint ventures and the management companies increased to $3,250,000 for 1995 compared to $2,784,000 for
1994.  This increase was primarily due to net income at Broadway Plaza increasing by $1,341,000 largely resulting from the addition of 15,000 square feet of space which was completed during 1994 and reduction of the interest expense due to a debt reduction in March, 1994.  The
Company owns a 50% joint venture interest in  Broadway Plaza.

     	Extraordinary Loss on Early Retirement of Debt
      ----------------------------------------------
      In connection with the 1995 refinancing of mortgage debt at
Lakewood Mall, the Company wrote off unamortized financing costs of
$1,299,000 associated with the retired debt of.

     	Net Income
      ----------
      As a result of the foregoing, net income increased by $3,565,000 in 1995 compared to 1994.

     	Operating Activities
      --------------------

      Cash flow from operations was $44,936,000 in 1995, a 32.5% increase over 1994, primarily due to the factors mentioned above.

     	Investing Activities
      --------------------
      Cash was utilized in investing activities totaling ($88,413,000)
in 1995 compared to ($137,637,000) in 1994.  In 1994, cash flow was reduced by investing activities, primarily the acquisition of property and partnership interests concurrent with the IPO and the acquisition of
Chesterfield.  Also contributing to the decrease was $27,799,000 of contributions to joint ventures which was primarily used to pay down debt at the joint ventures.  During 1995, the decrease in cash flow due to investing activities related primarily to cash expended for the 1995
Acquisition Centers.

     	Financing Activities
      --------------------
      Financing activities reflected net cash flow of $51,973,000 in
1995, compared to $99,584,000 in 1994.  This was primarily the result of the IPO in 1994 compared to the equity offering and refinancings in
1995.

     	EBITDA and Funds From Operations
      --------------------------------
      Due to factors described above, EBITDA increased 22% to
$68,878,000 from $56,452,000 in 1994.  Funds from Operations increased by 25.3% to $48,612,000 in 1995 from $38,790,000 in 1994.

     Liquidity and Capital Resources
     -------------------------------

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




      Liquidity and Capital Resources, Continued
      ------------------------------------------

      The Company's total outstanding loan indebtedness at December
31, 1996 was $818.0 million (including its pro rata share of joint venture debt). This equated to a debt to Total Market Capitalization
(defined as total debt of the Operating Partnership, including its pro rata share of joint venture debt, plus aggregate market value of outstanding shares of common stock, assuming full conversion of OP Units into stock) rate of approximately 45.0% at year end. Such debt consists primarily of conventional mortgages payable secured by individual properties. See "Properties-Mortgage Debt" for a description of the Company's outstanding indebtedness. In connection with $65.1 million of the Company's floating rate indebtedness, the Company has entered into interest rate protection agreements that limit the Company's exposure to increases in interest rates. See "Properties-Mortgage Debt."

       The Company has filed a shelf registration statement, which is not yet effective, to sell securities. The shelf registration is for a total of $500 million of common stock or common stock warrants.

       The Company has a line of credit up to $50 million. There was $12 million outstanding at December 31, 1996 and $0 outstanding at December 31, 1995.

       At December 31, 1996 the Company had cash and cash equivalents available of $15.6 million.



     	Funds From Operations
      ---------------------
      The Company believes that the most significant measure of its performance is Funds from Operations ("FFO").  FFO is defined by The
National Association of Real Estate Investment Trusts ("NAREIT") to be:
Net income, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization and after adjustments for unconsolidated joint ventures.  Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis.  This is herein referred to as "FFO -
Original Definition".  In May 1995, NAREIT issued a revised
interpretation of FFO.  This revised definition of FFO ("FFO - New
Definition") excludes the add back of non real estate depreciation and amortization.  Extraordinary items and significant non-recurring events are also excluded from FFO-New Definition.  FFO does not represent cash flow from operations, as defined by generally accepted accounting principles, and is not necessarily indicative of cash available to fund all cash flow needs.  The following reconciles net income to the FFO -
Original Definition to the FFO - New Definition.

	                                    1996	      1995       1994
                                    	------	    -----      -----
                                                   				   (Pro forma)
                              	       (amounts in thousands)

Net income	                           $18,911 		   $11,303     $10,450
Adjustments to reconcile
   net income to FFO -
    Original Definition:
      Minority interest              	 10,975         8,246      8,008
      Depreciation and amortization
       on wholly owned properties      32,591        25,749     23,195
      Pro rata share of unconsolidated
       entity depreciation
        and amortization	               2,096 		      2,255      1,797
      Extraordinary loss on early
          extinguishment of debt	         315 		      1,299          -
      Pro rata share of (gain) loss
        on sale of joint venture assets (110)	         (240)      (366)
                                      ---------     ---------    -----------

Sub Total FFO - Original Definition 	  64,778 		      48,612     43,084

   Adjustments to reconcile to
      FFO - New Definition:

      Amortization of loan costs,
       including interest rate caps
            and swaps                 (2,090)        (3,250)      (3,489)

      Depreciation of
          personal property	            (260)          (424)        (252)
                                  	  ---------    ----------   ----------

FFO - New Definition	                $62,428 	      $44,938      $39,343
                                   	 ----------    ----------   ----------
                                   	 ----------    ----------   ----------

Company's share of FFO -
    new definition	                  $39,502		      $25,982      $22,011
                                   	 ----------    ----------   ----------
                                     ---------     ----------   ----------

Weighted average number of
   shares outstanding,
    assuming full conversion
        of OP Units	                  32,934         26,930        25,645
                                  	  ---------     ----------   ---------
                                  	  ---------     ----------   ---------

    	Included in minimum rents were rents attributable to the accounting practice of "straight lining of rents." The amount of straight lining of rents that impacted minimum rents was $1,832 for 1996, $944 for 1995 and $1,306 for 1994 (pro forma).

Inflation
---------

     In the last three years, inflation has not had a significant impact on the Company or the Predecessor because of a relatively low inflation rate. Substantially all the leases at the Centers have rent adjustments periodically through the lease term. These rent increases are either in fixed increments or based on increases in the Consumer Price Index. In addition, many of the leases are for terms of less than ten years, which enables the Company to replace existing leases with new leases at higher base rents if the rents of the existing leases are below the then existing market rate. Additionally, most of the leases require the tenants to pay their pro rata share of operating expenses. This reduces the Company's exposure to increases in costs and operating expenses resulting from inflation.

New Pronouncements Issued:
-------------------------
    	None.


Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------
    	Refer to the Index to Financial Statements and Financial Statement Schedules for the required information.

Item 9. Changes in and Disagreements with Accountants or Accounting and Financial Disclosure.
--------------------------------------------------------------------------
     	None.

                             Part III

Item 10.  Directors and Executive Officers of the Company.
----------------------------------------------------------
    	There is hereby incorporated by reference the information which appears under the captions "Election of Director," "Executive Officers" and "Section
16 Reporting" in the Company's definitive proxy statement for its 1996 Annual Meeting of Stockholders.

Item 11.  Executive Compensation.
---------------------------------
    	There is hereby incorporated by reference the information which appears under the caption "Executive Compensation" in the Company's definitive proxy statement for its 1996 Annual Meeting of Stockholders; provided, however, that neither the Report of the Compensation Committee on executive compensation nor the Stock Performance Graph set forth therein shall be incorporated by reference herein, in any of the Company's prior or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent the Company specifically incorporates such report or stock performance graph by reference therein and shall not be otherwise deemed filed under either of such Acts.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------
    	There is hereby incorporated by reference the information which appears under the captions "Principal Stockholders," "Information Regarding Nominees and Directors" and "Executive Officers" in the Company's definitive proxy statement for its 1996 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------
    	There is hereby incorporated by reference the information which appears under the captions "Certain Transactions" in the Company's definitive proxy statement for its 1996 Annual Meeting of Stockholders.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K
-------------------------------------------------------------------------

                                                           			  Page

(a)	1.	Financial Statements

		Report of Independent Accountants	                             30

		Consolidated balance sheets of the Company as of
  December 31, 1996 and 1995                                     31

		Consolidated statements of operations of the
  Company for the years ended December 31, 1996 and
  1995 and for the period from March 16, 1994 through
  December 31, 1994 and combined statement of operations
  of the Predecessor for the period from January 1, 1994
  through March 15, 1994                                         32

  Consolidated statements of stockholders' equity of the
  Company for the years ended December 31, 1996 and 1995
  and for the period from March 16, 1994 to December 31,
  1994 and combined statement of partners' deficit for the
  Predecessor for the period from January 1 through
  March 15, 1994.                                                33

  Consolidated statements of cash flows of the Company
  for the years ended December 31, 1996 and 1995 and
  for the period from March 16, 1994 through December 31,
  1994 and combined statement of cash flows of the
  Predecessor for the period from January 1, 1994 through
  March 15, 1994.	                                               34

		Notes to consolidated and combined financial statements.       35

	2.	Financial Statement Schedules

		Schedule III - Real estate and accumulated depreciation        51

   (b)    1.	Reports on Form 8-K filed during the last
             quarter of 1996 are incorporated by reference to this item.

             A. Form 8-K dated October 30, 1996 for the
                acquisition of Valley View Mall, including the financial statements of the business to be acquired and pro forma financial information.
             B. Form 8-K dated December 11, 1996 for the
                acquisition of Vintage Faire Mall and Rimrock Mall.

(c)	1.	Exhibits

		     The Exhibit Index attached hereto is incorporated by reference to this item.

                     REPORT OF INDEPENDENT ACCOUNTANTS
                      ----------------------------------


To the Board of Directors and Stockholders of The Macerich Company



We have audited the consolidated and combined financial statements and financial statement schedule of The Macerich Company and Macerich Predecessor Affiliates as listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Macerich Company as of December 31, 1996 and 1995, and the consolidated and combined results of the Macerich Company's and Macerich Predecessor Affiliates' operations and their cash flows for the years ended December 31, 1996 and 1995 and for the period March 16, 1994 through December 31, 1994 and the period January 1, 1994 through March 15, 1994, respectively, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




COOPERS & LYBRAND L.L.P.

Los Angeles, California
March 14, 1997

THE MACERICH COMPANY (THE "COMPANY")
CONSOLIDATED BALANCE SHEETS
 (Dollars in thousands, except share data)

                                                 	    December 31,
                                                      	1996		    1995
                                                       ----	     	----

                   ASSETS:
                   -------
Property, net	                                         $1,108,668 		$694,900
Cash and cash equivalents	                                 15,643 		  15,570
Tenant receivables, including accrued
   overage rents of $3,805 in 1996
     and $2,455 in 1995	                                   23,192 	   15,214
Due from affiliates	                                        3,105          -
Deferred charges and other assets, net                     20,716      20,434
Investment in joint ventures and
   the Management Companies                                 16,429 	   17,280
                                                      	  ----------   -------
               Total assets	                            $1,187,753 	 $763,398
                                                         -----------		--------
                                                       	 ------------ --------


            LIABILITIES AND STOCKHOLDERS' EQUITY:
            -------------------------------------
Mortgage notes payable:
     Related parties	                                     $135,944 		$136,186
     Others	                                               584,295    349,007
                                                      	  ----------  --------
     Total	                                                720,239    485,193
Bank notes payable	                                         69,000          -
Accounts payable 	                                           4,197      2,265
Accrued interest expense	                                    3,584      2,015
Accrued real estate taxes and ground rent expense	           7,616      4,522
Due to affiliates	                                             430  	     811
Deferred acquisition liability	                              5,000 	    5,000
Other accrued liabilities	                                  27,696      9,507
                                                         ----------  --------
               Total liabilities	                          837,762    509,313
                                                      	  ----------  --------

Minority interest in Operating Partnership	                112,242     95,740
                                                      	  ----------  --------

Commitments and contingencies (Note 10)

Stockholders' equity:
      Preferred stock, $.01 par value, 10,000,000
        shares authorized - none issued	                        - 		       -
     Common stock, $.01 par value, 100,000,000 shares
        authorized, 25,743,000 and 19,977,000 shares
         issued and outstanding at December 31, 1996
          and 1995, respectively	                             257        200
     Additional paid in capital	                          238,346    158,145
     Accumulated earnings                                       -          -
     Unamortized restricted stock	                           (854)         -
                                                        -----------  -------
              Total stockholders' equity	                 237,749    158,345
                                                       -----------	  -------
                   Total liabilities and
                     stockholders' equity           	   1,187,753    763,398
                                                    	  -----------  --------
                                                    	  -----------  --------

    The accompanying notes are an integral part of these financial statements.
                                       31
<PAGE >

                   THE MACERICH COMPANY (THE "COMPANY") and
                MACERICH PREDECESSOR AFFILIATES ("PREDECESSOR")

            CONSOLIDATED STATEMENTS OF OPERATIONS OF THE COMPANY AND
              COMBINED STATEMENT OF OPERATIONS OF THE PREDECESSOR
                (Dollars in thousands, except per share amounts)

                                     	       The Company                   Predecessor
                                ----------------------------------------  -------------
                                 For the year ended         March 16        January 1
                               	December 31,	December 31, to December 31,  to March 15,
                                 	   1996	       1995	         1994 	         1994
                                	------------ ------------  --------------   -----------
REVENUES:
   Minimum rents                 	$99,061     	$69,253 	      $48,663 	      $9,993
   Percentage rents	                6,142        4,814          3,681           851
   Tenant recoveries	              47,648       26,961         18,515 	       3,108
                                ---------   ------------ 	  ----------       -----------
                                  152,851      101,028         70,859 	      13,952
                               	---------   ------------ 	  ----------       -----------
   Management fees:
      Affiliates                      - 	            -              - 	         401
      Other                           -       	      - 	            -           127
                               	---------   ------------ 	  ----------       -----------
                                      - 	             - 	           - 	         528
                               	---------   ------------ 	  ----------       -----------

   Other	                           2,208        1,441            582 	         100
                               	---------   ------------ 	  ----------       -----------
Total revenues	                   155,059      102,469         71,441        14,580
                               	---------   ------------ 	  ----------       -----------
EXPENSES:
   Shopping center expenses	       50,792       31,580         22,576          4,891
   Management and leasing
       services	                        - 	          - 	            - 	          557
   General and administrative
       expense	                     2,378        2,011          1,545              -
                                	---------   ------------ 	  ----------       -----------
                                 	 53,170       33,591         24,121           5,448
                                	---------   ------------ 	  ----------       -----------
Interest expense:
     Related parties               10,172     	  8,226          6,417 	         2,235
     Others                     	  32,181     	 17,305          9,674           3,911
   Depreciation and amortization	  32,591       25,749     	   18,827 	         3,642
                                	---------   ------------ 	  ----------       -----------
                                   74,944       51,280 	       34,918 	         9,788
                                	---------   ------------ 	  ----------       -----------
Equity in income (loss) of
     unconsolidated joint
      ventures and the
       management companies	        3,256 	      3,250          3,016             (232)
                                	---------   ------------ 	  ----------       -----------
Income before minority interest
     and extraordinary item        30,201       20,848 	       15,418 	           (888)
Extraordinary loss from early
     extinguishment of debt	         (315)      (1,299)	            - 	              -
                                	---------   ------------ 	  ----------       -----------
Income (loss) of the Operating
     Partnership	                  29,886       19,549         15,418 	            (888)
Less minority interest in net
    income of
       Operating Partnership       10,975        8,246     	    6,792 	               -
                                	---------   ------------ 	  ----------       -----------
Net income (loss)              	  $18,911      $11,303     	   $8,626 	            ($888)
                                	---------   ------------ 	  ----------       -----------
                                	---------   ------------ 	  ----------       -----------
Earnings per common share:
     Income before
       extraordinary item        	$0.92 	      $0.78 	        $0.60
     Extraordinary item           (0.01)	      (0.05)	            -
                                	---------   ------------ 	  ----------

     Net income	                  $0.91        $0.73 	        $0.60
                                 ---------   ------------ 	  ----------
                                	---------   ------------ 	  ----------
Weighted average number of
     shares of common stock
       outstanding             20,781,000     15,482,000    14,375,000
                              	----------   ------------   -----------
                              	----------   ------------   -----------

    The accompanying notes are an integral part of these financial statements.
                                       32
<PAGE >



                                THE MACERICH COMPANY (THE COMPANY) and
                             MACERICH PREDECESSOR AFFILIATES (PREDECESSOR)

                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND

                      COMBINED STATEMENT OF PARTNERS' DEFICIT OF THE PREDECESSOR

                                     (In thousands, except share data)

                                             	The Company						 Predecessor

                                    		 Common
                       	     Common	   Stock 	 Additional       		          Unamortized  Total
                             Stock	    Par 	   Paid In 	     Accumulated    Restricted   Stockholders' Partners'
                          	(# shares)  Value 	 Capital 	     Earnings 	     Stock 	      Equity 	      Deficit
                          	 --------- ------- -------------	 -------------   ----------  -----------   --------
Balance December 31, 1993							                                                                       (88,294)
     Contributions							                                                                                1,675
     Distributions							                                                                               (6,847)
     Net income							                                                                                    (888)
							                                                                                                 ----------
Balance March 16, 1994 (inception)							                                                              ($94,354)
							                                                                                                 ----------
                                                     							                                            ----------
     Common stock issued
       to the public	     14,375,000  $144 	 $272,981                      		             $273,125
     Issuance costs	                          (23,656)			                                  (23,656)
     Distributions paid
      ($.87 per share)	                        (3,880)	      ($8,626)		                    (12,506)
     Net income from inception
      to 12/31/94	                 -     -         - 	         8,626 		                      8,626
     Accounting adjustment
        necessary to reflect
         assets at
          Predecessor cost		                	(158,650)			                                 (158,650)
                       -------------	 ------ ----------       ----------     -----------  ----------
Balance
  December 31, 1994	     14,375,000   144      86,795                - 		                  245,589


     Common stock issued to
          public	         5,600,000    56     107,408 		                                   107,464
     Issuance costs	                             (582)		                                      (582)
     Distributions paid
       ($1.66 per share)  	                   (14,913)        (11,303)		                   (26,216)
     Net income				                                            11,303 		                    11,303
     Adjustment to reflect
        minority interest on a
        pro rata basis according
        to year end ownership
        percentage of
        Operating Partnership                 (20,615)			                                  (20,615)
     Other, net	              2,000	            	  52 			                                       52
                        ------------- ------ ----------      ----------     ------------ 	-------------

Balance
   December 31, 1995	    19,977,000   200     158,145                - 		                   316,995

     Common stock issued to
          public	         5,750,000    57     122,129                - 		                   122,186
     Issuance costs               -     -        (152)               - 		                      (152)
     Issuance of restricted
        stock	               41,238     -         854                - 	          $0 	          854
     Unvested
        restricted stock    (41,238)    - 	         - 	              - 	        (854)	         (854)
     Exercise of
        stock options        16,000     -         291                - 		                       291
     Distributions paid
        ($1.70 per share                      (17,565)	        (18,911)		                   (36,476)
     Net income                   -      - 	        - 	         18,911 		                    18,911
     Adjustment to reflect
       minority interest on a
       pro rata basis according
       to year end ownership
       percentage of
       Operating Partnership       -      -    (25,356)              - 		                   (25,356)
                        ------------- ------ ----------     ----------     ------------- -------------
Balance
    December 31, 1996    	25,743,000    $257   $238,346            	$0 	        ($854)	    $237,749
                      	 ------------- ------ ---------	    -----------     ------------	-------------
                      	 ------------- ------ ---------     -----------     ------------ -------------

    The accompanying notes are an integral part of these financial statements.
                                                        33
<PAGE >


                                 THE MACERICH COMPANY (THE "COMPANY") and
                               MACERICH PREDECESSOR AFFILIATES (PREDECESSOR)
                           CONSOLIDATED STATEMENTS OF CASH FLOWS OF THE COMPANY AND
                             COMBINED STATEMENT OF CASH FLOWS OF THE PREDECESSOR
                                             (Dollars in thousands)

                                     	 The Company 			    Predecessor
                                        January 1 to   January 1 to	 March 16 to 	January 1,
                                      	 December 31,   December 31,	December 31,	to March 15,
                                      	    1996	        1995	         1994 	        1994
                                       	---------     ------------ 	------------    ---------
Cash flows from operating activities:
     Net income (loss)                  	$18,911 	      $11,303 	     $8,626 	      ($888)
                                      	 ---------     ------------	------------    ---------
     Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
     Extraordinary loss on early
      extinguishment of debt	                315 	        1,299              - 	          -
     Depreciation and amortization	       32,591 	       25,749         18,827 	      3,642
     Interest payments deferred,
      (deferred interest paid)                 -              -          2,369 	     (2,591)
     Amortization of discount on
       trust deed note payable	               33 	          547       	    394 	        104
     Minority interest in the income
       of the Operating Partnership	      10,975 	        8,246           6,792 	         -
     Changes in assets and liabilities:
        Tenant receivables, net	          (7,977)	       (2,973)         (4,262)	       (758)
        Other assets	                      1,181 	       (2,149)	          (911)	        217
        Accounts payable and
          accrued expenses	                6,596 	        1,378            (422)	      1,163
        Due to affiliates	                  (382)	          345          (1,309)	      2,324
        Other liabilities                 18,188          4,441             (93)	      3,236
                                      	 ---------     ------------	------------    ---------

               Total adjustments        	 61,520 	       36,883 	        21,385 	      7,337
                                      	 ---------     ------------	------------    ---------

               Net cash provided by
                operating activities	     80,431 	       48,186 	        30,011 	      6,449
                                      	 ---------     ------------	------------    ---------

Cash flows from investing activities:
     Acquisitions of property and
      improvements                      (277,319)	      (75,738)     	 (106,780)	       (170)
     Renovations and expansions
      of centers	                         (8,019)	       (4,571)	        (3,904)	       (253)
     Additions to tenant improvements	      (920)	       (1,554)	        (1,704)	       (215)
     Equity in (income) loss of
      unconsolidated joint ventures
          and the management companies    (3,256)	       (3,250)	        (2,778)	        232
     Deferred charges	                    (9,111)	       (6,698)	         3,092 	     (1,113)
     (Contributions to) and
       distributions from joint ventures	  4,107 	        3,398      	  (27,799)	        225
     (Loans to) repayment from affiliates (3,105)             - 	         2,236 	       (365)
     Proceeds from sale of assets            948 	            -               - 	          -
                                       	 ---------     ------------	------------    ---------

           Net cash used in
            investing activities         (296,675)	      (88,413)	    (137,637)      (1,659)
                                       	 ---------     ------------	------------    ---------

Cash flows from financing activities:
     Proceeds from notes and
         mortgages payable                235,673 	       148,000 	    111,773 	        227
     Interest rate agreements	                  -               - 	     (6,225)	          -
     Payments on mortgage and
         notes payable                   	(84,775)	      (157,800)	   (235,501)	      2,552
     Net proceeds from equity offerings	  122,034 	       106,879 	    249,325 	          -
     Actual and deemed net
       distributions to partners          (56,615)	       (45,106)	    (20,171)	     (5,172)
     Investment of cash restricted
       for use	                                 - 	             - 	        383 	         50
                                         ---------     ------------	 ------------    ---------

               Net cash provided by
              (used in) financing
               activities	                216,317 	        51,973 	     99,584 	      (2,343)
                                       	 ---------     ------------	------------    ---------

               Net increase (decrease)
               in cash	                        73 	        11,746        (8,042)	      2,447
Cash and cash equivalents,
      beginning of period	                 15,570 	         3,824 	      11,866 	      9,419
                                      	 ---------     ------------	------------    ---------
Cash and cash equivalents,
      end of period	                      $15,643 	       $15,570 	      $3,824 	    $11,866
                                       ---------     ------------	 -----------    ---------
                                     	 ---------     ------------	------------    ---------
Supplemental cash flow information:
     Cash payment for interest,
     net of amounts capitalized          	$40,572 	       $24,429 	     $15,975 	    $ 8,403
                                     	 ---------     ------------	------------    ---------
                                     	 ---------     ------------	------------    ---------
Non cash transactions:
     Acquisition of property by
     assumption of debt	                 $152,228 	      $178,900 	     $67,547 	          -
                                     	 ---------     ------------	------------    ---------
                                     	 ---------     ------------	------------    ---------
Acquisition of property by
     issuance of OP units	                   $600 	       $18,448 	     $3,915 	            -
                                       ---------     ------------	------------    ---------
                                     	 ---------     ------------	------------    ---------

   The accompanying notes are an integral part of these financial statements.
                                                        34
<PAGE >



             THE MACERICH COMPANY (THE "COMPANY") and
           MACERICH PREDECESSOR AFFILIATES (PREDECESSOR)

        NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
            (Dollars in thousands, except per share amounts)

1.	Organization And Basis Of Presentation:
--------------------------------------------
Macerich Predecessor Affiliates ("Predecessor"), represent
entities owned by or affiliated with Macerich principals and their affiliates ("The Macerich Group") that were reorganized to combine The Macerich Group's interests in certain retail investment properties and property management, leasing and redevelopment businesses. The reorganization entailed a public offering of common stock in a newly formed Maryland corporation, The Macerich Company ("Company"), the proceeds of which were invested in the Macerich Partnership L.P. ("The
Operating Partnership").    The Company commenced operations effective
with the completion of the initial public offering (the "IPO") on March 16, 1994. The Operating Partnership holds ownership interests in the entities reflected herein as Predecessor for periods prior to March 16, 1994. These interests in the Predecessor were obtained in exchange for cash, an ownership interest in The Operating Partnership ("OP Units") and common stock of the Company. OP Units not held by the Company can be exchanged, subject to certain restrictions, on a one-for-one basis, into the Company's common stock.

The Company, which was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Service Code of 1986, as amended, as of December 31, 1996, owns approximately 68% of The Operating Partnership and is the sole general partner. The 32% limited partnership interest of the Operating Partnership, not owned by the Company, is reflected in these financial statements as minority interest. The average total number of OP Units outstanding in The Operating Partnership (including the units owned by the Company) was 32,934,000 for the year ended December 31, 1996, 26,930,000 for the year ended December 31, 1995, and 25,645,000 for the period from March 16, 1994 to December 31, 1994.

The property management, leasing and redevelopment of the Company's portfolio is provided by the Macerich Management Company and Macerich Property Management Company, California corporations (together referred to hereafter as "the Management Companies"). The non-voting preferred stock of the Management Companies is owned by The Operating Partnership, which provides The Operating Partnership the right to receive 95% of the distributable cash flow from the Management Companies.

Basis Of Presentation:
----------------------
The consolidated financial statements of the Company include the accounts of the Company and the Operating Partnership. The accompanying Predecessor financial statements are presented on a combined basis as the entities are predecessor businesses to the Company. The properties which The Operating Partnership does not own a greater than 50% interest in, and the Management Companies, have been accounted for under the equity method of accounting. These entities are reflected on the Company's consolidated financial statements as investment in joint ventures and the Management Companies. The Management Companies are combined with the financial statements of the Predecessor in the combined financial statements of the Predecessor.

The formation of the Company has been reflected as a reorganization of the predecessor business with the assets and liabilities reflected at the historical cost basis of the Predecessor, except for those properties for which monetary consideration was given to acquire interests previously held by outside joint venture partners, in which case the portion of the property so acquired has been adjusted to reflect the value of the consideration given.

All significant intercompany accounts and transactions have been eliminated in the consolidated and combined financial statements.

              THE MACERICH COMPANY (THE "COMPANY") and
             MACERICH PREDECESSOR AFFILIATES (PREDECESSOR)

          NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
             (Dollars in thousands, except per share amounts)

2.	Summary of Significant Accounting Policies:
-------------------------------------------------
Cash And Cash Equivalents:
-------------------------
The Company considers all highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents, for which cost approximates market. Included in cash is restricted cash of $3,775 at December 31, 1996 and $750 at December 31, 1995 which reflects cash restricted under terms of a loan agreement to be used for certain capital expenditures.

Revenues:
--------
Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight lining of rent adjustment." Rental income was increased by $1,832 in 1996, $944 in 1995, $1,212 for the period from March 16, 1994 to December 31, 1994, and $94 for the period from January 1, 1994 to March 15, 1994 due to the straight lining of rent adjustment. Percentage rents are recognized on an accrual basis. Recoveries from tenants for real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable costs are incurred.

	The Management Companies provide property management, leasing, corporate, development and acquisitions services to affiliated and non-affiliated shopping centers. In consideration for these services, the Management Companies receive monthly management fees generally ranging from 1.5% to 5% of the gross monthly rental revenue of the properties managed.

Management fees are recognized as revenue as they are earned in the combined financial statements of the Predecessor.

Property:
--------
Costs related to the acquisition, development, construction and improvement of properties are capitalized. Interest costs are capitalized until construction is substantially complete.

Expenditures for maintenance and repairs are charged to operations as incurred. Realized gains and losses are recognized upon disposal or retirement of the related assets and are reflected in earnings.

Property is recorded at cost and is depreciated using a straight-line method over the estimated useful lives of the assets as follows:

		Tenant improvements             initial term of related lease
		Buildings and improvements                         5-40 years
		Equipment and furnishings                          5- 7 years

Deferred Charges:
	      ----------------
	Costs relating to financing of shopping center properties and obtaining tenant leases are deferred and amortized over the initial term of the agreement. The straight-line method is used to amortize all costs except financing, for which the effective interest method is used. The range of the terms of the agreements are as follows:

		Deferred lease costs                    2 - 15 years
		Deferred financing costs                1 - 15 years

                   THE MACERICH COMPANY (THE "COMPANY") and
                 MACERICH PREDECESSOR AFFILIATES (PREDECESSOR)

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                 (Dollars in thousands, except per share amounts)

2.	Summary of Significant Accounting Policies, Continued:
-----------------------------------------------------

Deferred Acquisition Liability:
------------------------------
	As part of the Company's total consideration to the seller of Capitola Mall, the Company will issue $5,000 of OP Units five years after the acquisition date. The number of OP Units will be determined based on the Company's common stock price at that time.

Income Taxes:
------------
	The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. A REIT is generally not subject to income taxation on that portion of its income that qualifies as REIT taxable income as long as it distributes at least 95 percent of its taxable income to its stockholders and complies with other requirements. Accordingly, no provision has been made for income taxes in the consolidated financial statements.

	On a tax basis, the distributions of $1.70 paid during 1996 represented $1.14 of ordinary income and $0.56 of return of capital and the distributions of $1.66 per share during 1995 represented $1.00 of ordinary income and $0.66 return of capital. During 1994 the distributions were $0.87 per share of which $0.70 was ordinary income and $0.17 was return of capital.

	Each partner is taxed individually on their share of partnership income or loss, and accordingly, no provision for federal and state income tax is provided for the Operating Partnership or Predecessor in the combined financial statements.

Reclassifications:
-----------------
	Certain reclassifications have been made to the 1994 and 1995 financial statements to conform to the 1996 financial statement presentation.

Accounting Pronouncements:
-------------------------
	During 1995 the Financial Accounting Standard Board ("FAS") issued Statement of Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets" and FAS No. 123 "Accounting for Stock-Based Compensation." The Company adopted these pronouncement in 1996 but the requirements of these statements did not have a significant impact on the Company's consolidated financial statements. The effect of FAS 123 is discussed in Footnote 12 and the effect of FAS 121 is discussed below.

Impairment of Long-Lived Assets:
-------------------------------
	In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Certain long-lived assets and certain identifiable intangibles to be disposed must be reported at the lower of carrying amount or fair value less cost to sell. The Company adopted SFAS No.121 beginning in the first quarter of 1996 with no material impact to the Company's financial condition or results of operations.

                THE MACERICH COMPANY (THE "COMPANY") and
              MACERICH PREDECESSOR AFFILIATES (PREDECESSOR)

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
              (Dollars in thousands, except per share amounts)

2.	Summary of Significant Accounting Policies, Continued:
------------------------------------------------------
Fair Value of Financial Instruments:
-----------------------------------
	To meet the reporting requirement of FAS No. 107 "Disclosures about Fair Value of Financial Instruments", the Company calculates the fair value of financial instruments and includes this additional information in the notes to financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	Interest rate cap agreements are purchased by the Company from third parties to hedge the risk of interest rate increases on some of the Company's variable rate debt. The cost of these cap agreements is amortized over the life of the cap agreement on a straight line basis. Payments received as a result of the cap agreements are recorded as a reduction of interest expense. The unamortized costs of the cap agreements are included in deferred charges. The fair market value of these caps will vary with fluctuations in interest rates. The Company is exposed to credit loss in the event of nonperformance by these counter parties to the financial instruments, however, management does not anticipate nonperformance by the counter party.

Earnings Per Share:
------------------
	The computation of primary earnings per share is based on net income and the weighted average number of common shares outstanding for the years ended December 31, 1996 and 1995. The outstanding common stock options have less than a 3% dilutive effect on earnings per share and thus have not been included in the computation. The effect of the Company stock option plan was calculated using the Treasury stock method. The computation of fully diluted earnings per share is less than 3% dilutive and has not been presented.

Concentration of Risk:
----------------------
	Lakewood Mall generated 16.0% of total shopping center revenues in 1996, 22.0% in 1995 and 25.6% in 1994. Shopping center revenues at Crossroads Mall-Colorado accounted for 10.6% of total shopping center revenues in 1995 and 12.16% in 1994. During 1995 Chesterfield accounted for 12.6% of total Shopping Center revenues. Queens Center accounted for 13.8% of 1996 shopping center revenue. No other Center generated more than 10% of shopping center revenues during 1996, 1995 or 1994.

	The Centers derived approximately 88.8% of their total rents for the year ended December 31, 1996 from Mall and Freestanding Stores. No single retailer accounted for more than 6.5% of annual base rents of the Company as of December 31, 1996. The Limited represented 6.3% of total minimum rents in place as of December 31, 1996 and Woolworth represented 4.8% as of that date. No other retailer represented more than 2.5% of total minimum rents as of December 31, 1996.


Management Estimates:
---------------------
	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  THE MACERICH COMPANY (THE "COMPANY") and
                MACERICH PREDECESSOR AFFILIATES (PREDECESSOR)

           NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
              (Dollars in thousands, except per share amounts)

3.	Investments In Joint Ventures and the Management Companies:
-----------------------------------------------------------
	The following are the Company's investments in various real estate joint ventures which own regional retail shopping centers. The
Operating Partnership is a general partner in these joint ventures. The Operating Partnership's interest in each joint venture as of December
31, 1996 is as follows:

			                                           The Operating
			                                            Partnership's
     Joint Venture	Ownership %
	     -----------------------                  -------------
	Macerich Northwestern Associates	                     50%
	North Valley Plaza Associates  	                      50%
 Panorama City Associates                             	50%
 West Acres Development                               	19%

	The Operating Partnership also owns the non-voting preferred stock of the Management Companies and is entitled to receive 95% of the distributable cash flow.

	Combined and condensed balance sheets and statement of operations are presented below for all unconsolidated joint ventures and the Management Companies, followed by information regarding The Operating Partnership's/ Predecessor's beneficial interest in operations.
Beneficial interest is calculated based on the terms of the joint venture agreements and reflects 95% of the Management Companies.

               COMBINED AND CONDENSED BALANCE SHEETS OF JOINT VENTURES
                           AND THE MANAGEMENT COMPANIES
                                    	December 31,	December 31,
                                       	1996         	1995

Assets:
    Properties, net                    	$106,751 	   $104,879
    Other assets	                         13,257       10,923
                                       ------------ ----------
       Total assets	                    $120,008 	   $115,802
                                      	------------ ----------
                                      	------------ ----------

Liabilities and partners' capital:
    Mortgage notes payable             	$ 81,925 	   $ 82,515
    Other liabilities	                    11,116 	      5,306
    The Company's capital                 16,429       17,280
    Outside partners' capital  	          10,538       10,701
                                       ------------ ----------

       Total liabilities and
          partners' capital            	$120,008    	$115,802
                                       ------------ ----------
                                      	------------ ----------




                 THE MACERICH COMPANY (THE "COMPANY") and
               MACERICH PREDECESSOR AFFILIATES (PREDECESSOR)

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)

3.	Investments In Joint Ventures and the Management Companies, Continued:
----------------------------------------------------------------------

        COMBINED AND CONDENSED STATEMENTS OF OPERATIONS OF JOINT VENTURES
                        AND THE MANAGEMENT COMPANIES

                                		                       From March 16	       From January 1
                                           			                 to	                to
                    	         1996	          1995	        Dec 31, 1994	       March 15, 1994
                           	  -----------  -----------  ------------------ 	  ------------------
Revenues                       $31,533      $32,270       $24,944 	           $5,099
                              -----------  -----------  ------------------ 	  ------------------

Expenses:
  Management Company expense     4,293        3,987         3,958 	                -
  Shopping center expenses       9,598        9,293         6,724               2,063
     Interest	                   6,409        6,414         4,740               2,317
  Depreciation and amortization  4,406        4,485         3,283                 796
                           	  -----------  -----------  ------------------ 	  ------------------
Total operating costs	          24,706       24,179        18,705 	            5,176
                           	  -----------  -----------  ------------------ 	  ------------------

Gain on sale of land	              581        1,265         1,875 	               28
                           	  -----------  -----------  ------------------ 	  ------------------

     Net income (loss)	         $7,408       $9,356        $8,114 	             ($49)
                           	  -----------  -----------  ------------------ 	  ------------------
                           	  -----------  -----------  ------------------ 	  ------------------



    	Significant accounting policies used by the unconsolidated joint ventures and the Management Companies are similar to those used by the Company.

    	The Management Companies are reflected above for the years ended December 31, 1996 and 1995 and for the period from March 16, 1994 to December 31, 1994. Prior to March 16, 1994 (the date of the IPO) the Management Companies were combined and included in the results of the Predecessor.

    	Included in mortgage notes payable are amounts due to related parties of $43,500 for the years ended December 31, 1996, 1995 and 1994.
Interest expense incurred on these borrowings amounted to $2,976 for the years ended December 31, 1996 and 1995, $1,631 for the period from January 1 to March 15, 1994 and $2,081 for the period March 16 through December 31, 1994.

                   THE MACERICH COMPANY (THE "COMPANY") and
                  MACERICH PREDECESSOR AFFILIATES (PREDECESSOR)

              NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                 (Dollars in thousands, except per share amounts)

3.	Investments In Joint Ventures and the Management Companies:
-----------------------------------------------------------

    	The following table sets forth the Operating Partnership's and the Predecessor's beneficial interest in the joint ventures and the Management Companies:

          PRO RATA SHARE OF COMBINED AND CONDENSED STATEMENT OF OPERATIONS
                  OF JOINT VENTURES AND THE MANAGEMENT COMPANIES

               	  For the 	  For the 	    From March 16	From January 1
             	  year ended  year ended         to	           to
              	    1996	        1995	     Dec 31, 1994	  March 15, 1994
              	  ---------	  ----------  --------------- ------------------
Revenues	        $14,980 	    $15,393        $12,315 	     $1,974
              	  ---------	  ----------  ------------------   ------------------
Expenses:
  Management
   Company
     expense       3,747 	      3,988          3,769 	          -
  Shopping center
    expenses	      3,856 	      4,042          2,917 	        901
      Interest	    2,135 	      2,098          1,541 	        946
      Depreciation
      and
      amortization 2,096 	      2,255          1,433 	        364
              	  ---------	  ----------  ------------------   ------------------
Total operating
  costs	          11,834       12,383          9,660        2,211
             	  ---------	  ----------  ------------------   ------------------
Gain on sale
  of land	           110 	        240            361 	          5
             	  ---------	  ----------  ------------------   ------------------
Net income
  (loss)	         $3,256 	     $3,250         $3,016 	      ($232)
            	  ---------	  ----------  ------------------   ------------------
            	  ---------	  ----------  ------------------   ------------------

4.  	Property:

   		Property, at December 31, is summarized as follows:

                              	1996	       	1995
                          	-----------  ------------
Land	                        $239,847 		$155,490
Building Improvements	        990,125    636,183
Tenant Improvements            34,149     34,730
Equipment & Furnishings	        4,769      3,668
Construction in Progress	       4,195      3,927
                          -----------  ------------
                            1,273,085	   833,998

Less, accumulated
     depreciation          (164,417)	   (139,098)
                         	-----------		  ------------
                        	$1,108,668     $694,900
                         	-----------		  ------------
                         	-----------		  ------------

               THE MACERICH COMPANY (THE "COMPANY") and
             MACERICH PREDECESSOR AFFILIATES (PREDECESSOR)

          NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
             (Dollars in thousands, except per share amounts)

5. Deferred Charges And Other Assets:
-------------------------------------
     		Deferred charges and other assets are summarized as follows:

                              	December 31,	December 31,
                                  	1996	        1995
                              	---------    ----------
Leasing                           	$25,629 	$24,926
Financing	                           7,891 	  8,173
                              	-----------  ---------
                                  	 33,520   33,099
Less, accumulated amortization     (15,434) (16,476)
                              	-----------  ---------
                                  	 18,086 	 16,623
Other assets	                        2,630    3,811
                               -----------  ---------
                          	        $20,716  $20,434
                              	-----------  ---------
                              	-----------  ---------

                 THE MACERICH COMPANY (THE "COMPANY") and
               MACERICH PREDECESSOR AFFILIATES (PREDECESSOR)

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)

6.  Mortgage Notes Payable:

     Mortgage notes payable at December 31, 1996 and December 31, 1995 consists of the following:

                          	         Carrying Amount of Notes
                                     -----------------------
                           	1996	                     1995
                            ----                         ----
Property Pledged		                   Related		       Related	Interest  Payment	   Maturity
   As Collateral   	      Other	     Party	   Other	  Party	   Rate	    Terms	      Date

Capitola Mall	             ----	     $37,976    ----	 $38,250 	9.25%	    316 (f)	  2001
Chesterfield
  Towne Center	         $59,023         ---- 	$59,536    ----	 8.75%	    475(i)	   2024
Chesterfield
  Towne Center	           5,304         ----	   5,346    ----	 9.38%	     43(i)	   2024
Chesterfield
  Towne Center	           1,922         ----	   1,938    ----	 8.88%	     16(i)	   2024
Chesterfield
  Towne Center	           3,444         ----	   ----     ---- 	8.54%	     28(f)	   1999
Crossroads Mall (b) (c)	   ---- 	    $35,968    ----   35,936 	7.08%	    244(f)	   2010
Fresno Fashion Fair	     38,000 	       ----    ----    ---- 	 8.40%	interest only 2005
Greeley Mall 	           18,514 	       ----  19,000 	  ----  	8.50%	interest only 2003
Green Tree Mall/
  Crossroads - OK/
     Salisbury (g)      117,714 	       ----  50,000	   ---- 	 7.23%	interest only 2004
Holiday Village Mall	      ----     	   ----      73 	  ---- 	 5.50%	      7(f)	   1996
Holiday Village Mall  	    ---- 	     17,000    ---- 	17,000   6.75%	interest only	2001
Lakewood Mall (a)	      127,000         ---- 127,000    ---- 	 7.20%	interest only	2005
Northgate Mall 	           ---- 	     25,000    ---- 	 25,000	 6.75%	interest only	2001
Parklane Mall	             ---- 	     20,000    ---- 	 20,000 	6.75%	interest only	2001
Queens Center	           65,100         ----    ----    ---- 	(d)	   interest only	1999
Queens Center            	 ---- 	       ----  55,800    ---- 	(e)	         (e)	    1999
Queens Center	             ----         ----  10,200    ---- 	(e)	         (e)	    1999
Rimrock Mall	            31,994         ----    ----    ---- 	 7.70%	      244(f)	 2003
The Centre at
  Salisbury (k)	           ----     	   ----  21,000    ----  	7.13%	interest only	2004
Valley View Mall       	 60,000         ----    ----    ---- 	(l)	   interest only	 (l)
Vintage Faire Mall	      56,280         ----    ----    ----  	7.65%	       427(f)	2003
                       	-------- ------ ------- -------
Sub-Total               584,295  135,944 349,893 136,186
Less interest rate
   arrangements (h)	       ----     ----     886    ----
                       	-------- ------- -------- -------
Total                  $584,295 $135,944 $349,007 $136,186
                       	-------- ------- -------- -------
                       	-------- ------- -------- -------
Weighted average interest rate at December 31, 1995		   7.52%
                                                					  ---------
                                                					  ---------
Weighted average interest rate at December 31, 1996		   7.45%
                                                 				  ---------
                                                 				  ---------


                THE MACERICH COMPANY (THE "COMPANY") and
              MACERICH PREDECESSOR AFFILIATES (PREDECESSOR)

         NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
              (Dollars in thousands, except per share amounts)

6.  Mortgage Notes Payable, Continued:
-------------------------------------
(a)		On August 15, 1995 the Company issued  $127,000 of collateralized floating rate notes (the "Notes"). The Notes bear interest at an average fixed rate of 7.20% and mature in July 2005.

The Note requires the Company to deposit all cash flow from the property operations with a trustee to meet its obligations under the Notes. Cash in excess of the required amount, as defined, is released. Included in cash and cash equivalents is $750 of restricted cash deposited with the trustee at December 31, 1995 and $750 at December 31, 1996.

(b)		This loan was refinanced on December 21, 1995.  The loan amount remained the same.  The interest rate was reduced to 7.08%.

(c)		This note was issued at a discount.  The discount is being
amortized over the life of the loan using the effective interest method. At December 31, 1996 and 1995 the unamortized discount was $463 and $496, respectively.

(d)  		This loan bears interest at LIBOR plus 0.45%.  There is an
interest rate protection agreement in place on the first $10.2 million of this debt with a LIBOR ceiling of 5.88% through maturity with the remaining principal having an interest rate cap with a LIBOR ceiling at 7.07% through 1997 and 7.7% thereafter.

(e) The $55,800 loan bears interest at LIBOR plus .90%. This loan was paid off on September 30, 1996.

The $10,200 loan bears interest at LIBOR plus 2.22%. This loan was paid off on September 30, 1996.


(f)		This represents the monthly payment of principal and interest.

(g)	      This loan is cross collateralized by Green Tree Mall and
Crossroads Mall Oklahoma and as of April 14, 1996 also included
Salisbury.

(h)	      Represents the unamortized cost of interest rate arrangements at County East Mall and Crossroads Mall. The estimated market value of these arrangements is $886 at December 31, 1995 and $0 at December
31, 1996.

(i)	      This amount represents the monthly payment of principal and interest. In addition, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property's gross receipts (as defined in the loan agreement) exceeds a base amount specified therein. Contingent interest expense recognized by the Company was $76 for the period from July 21, 1994
(the date of acquisition of Chesterfield Towne Center) to December
31, 1994, $184 for the year ended December 31, 1995 and $399 for
1996. As of January 1, 1997 all these loans were consolidated into a new loan of $66.2 million at an interest rate of 9.1%.

This amount bears interest at LIBOR plus 1.50% and matures on October 21, 1997, however, at any time prior to maturity, the Company can convert this into a fixed rate loan maturing in October 2006.

(j)	      Interest only is payable through March 1996.  Thereafter
monthly payments total $187 until maturity, at which time the balance is due in full.

(k) This loan was combined with the Greentree/Crossroads-OK loan on April 14, 1996.

(l)  This loan bears interest at LIBOR plus 1.50% (7.00% at December 31,
1996). At any time prior to October 21, 1997 this loan can be converted to a fixed rate loan at a rate of 1.25% over the rate on a Treasury Note of a duration equal to the maturity of the loan.

                THE MACERICH COMPANY (THE "COMPANY") and
               MACERICH PREDECESSOR AFFILIATES (PREDECESSOR)

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

6.  	Mortgage Notes Payable, Continued:
----------------------------------------
	Certain mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

	Total interest expense capitalized during 1996 was $461 and during 1995 was $546 and during 1994 was $116 .

     	The above debt matures as follows:

		Years Ending
		December 31,

		1997	            $3,317
		1998	             3,651
		1999             72,227
		2000 	            4,188
		2001            102,697
		2002 and beyond	534,159
                 ---------
              			$720,239

    	The market value of notes payable at December 31, 1996 and 1995 is estimated to be approximately $733,000 and $466,000, respectively, based on current interest rates for comparable loans.

7.	Notes Payable:
--------------------
	The Company has a $50,000 unsecured line of credit with a bank. The line of credit bears interest at LIBOR plus 1.625% and matures in June
1997. There was a $12,000 balance outstanding on the line of credit at December 31, 1996 and $0 at December 31, 1995. Also, at December 31, 1996 there is a $57,000 unsecured note bearing interest at LIBOR plus 1.625% which matures December 31, 1997.

8.	Related-Party Transactions:
---------------------------------
    	The Predecessor and the Company engaged the Management Companies to manage the operations of certain uncombined joint ventures and other uncombined affiliated shopping centers. Management fees earned from uncombined joint ventures and affiliates were $401 for the period from January 1, 1994 to March 15, 1994. Subsequent to March 15, 1994, the Management Companies are reflected under the equity method of accounting for investments. During the period from March 16, 1994 to December 31, 1994 management fees of $1,180 were paid by the Company to the Management Companies. During 1995 and 1996, management fees of $1,456 and $1,788 were paid to the Management Companies by the Company.

    	Certain mortgage notes are held by outside partners of the individual Macerich Group partnerships. Interest expense, in connection with these notes was $10,168, $8,226 and $8,652 for the years ended December 31, 1996, 1995 and 1994, respectively. Included in accounts payables and accrued expense is interest payable to these partners of $516, $537 and $398 at December 31, 1996, 1995, and 1994 respectively.

    	Certain Company officers and affiliates have guaranteed mortgages of $21,750 at one of the Company's joint venture properties and $2,000 at Greeley Mall.

                   THE MACERICH COMPANY (THE "COMPANY") and
                 MACERICH PREDECESSOR AFFILIATES (PREDECESSOR)

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)

9.	Future Rental Revenues:
----------------------------
    	Under existing noncancellable operating lease agreements, tenants are committed to pay the following minimum rentals to the Company:

		Years Ending
		December 31,
  ------------

		1997	                                 $118,239
		1998	                                  109,506
		1999           	                        99,036
		2000           	                        86,477
		2001           	                        73,135
		2002 and beyond	                       319,166
                                        $805,559
                                      ------------
                                      ------------

10.  Commitments and Contingencies:
----------------------------------

    	The Company has certain properties subject to noncancellable operating ground leases. The leases expire at various times through 2060, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percent of base rent income, as defined. Ground rent expenses were $704, (including contingent rent of $0) in 1996, $1,944 (including contingent rents of $1,168) in 1995 and $2,267 (including contingent rents of $733) in 1994.

    	Certain leases also require the lessee to pay real estate taxes, insurance and certain other operating costs applicable to the leased property.

    	Minimum future rental payments required under the leases are as follows:

 		Years Ending
		December 31,
 -------------
		1997	           $ 553
		1998              553
		1999 	            557
		2000              557
		2001              549
		2002 and beyond 25,948
                 -------
              			$28,717
                 -------
                 -------

     Perchloroethylene (PCE) has been detected in soil and groundwater in the vicinity of a dry cleaning establishment at North Valley Plaza. The California Department of Toxic Substance Control (DTSC) has advised the Company that very low levels of Dichlorethylene (1,2,DCE) a degradation byproduct of PCE, have been detected in a water well located 1/4 mile west from the dry cleaners, and that the dry cleaning facility may have contributed to the introduction of 1,2 DCE into the water well. According to DTSC, the maximum contaminant level (MCL) for 1,2DCE which is permitted in drinking water is 6 parts per billion (ppb); and the 1,2DCE was detected in the water well at 1.2 ppb, which is below the MCL. The Company has retained an environmental consultant and has initiated extensive testing of the site, although the extent of the impacted soil and groundwater has not been fully defined. Remediation is scheduled to begin in the first half of 1997. The joint venture that owns that property had a $685 reserve at December 31, 1996. In addition, $155 has already been incurred, to cover
professional fees and testing costs.   The Company intends to look to the
responsible parties and insurers for cost recovery.

                 THE MACERICH COMPANY (THE "COMPANY") and
                MACERICH PREDECESSOR AFFILIATES (PREDECESSOR)

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)

10.	Commitments and Contingencies, Continued:
   -----------------------------------------
     Toluene, a petroleum constituent, was detected in a groundwater dewatering system at the Queens Center. The source of the toluene is currently unknown, but it is possible that an adjacent Sunoco service station has caused or contributed to the problem. It is also possible that the toluene remains from previous service station operations which occurred on site prior to the development of the site into its current use in the early 1970s. Toluene was detected at levels of 410 and 160 parts per billion (ppb) in samples taken from the tank in October, 1995 and February,
1996, respectively.   Additional samples were taken in May and December of
1996, with results of .63 ppb and "non-detect" for the May sampling event and 16.2 ppb and 25.2 ppb for the December sampling event. The maximum containment level (MCL) for toluene in drinking water is 150 ppb. Although the Company believes that no remediation will be required, it has set up a $150 reserve to cover professional fees and testing costs. The Company intends to look to the responsible parties and insurers if remediation is required.

      Dry cleaning chemicals, including PCE were detected in soil and groundwater in the vicinity of a dry cleaning establishment at Villa Marina Marketplace. The previous owner of the property has reported the release to the local government authorities and has agreed to fully assess and remediate the site to the extent required by those authorities. Although the Company believes that it will not be required to participate in assessment or remediation activities, it has set up a $150 reserve ($20 of which has already been incurred) to cover professional and legal fees.

     Dry cleaning chemicals including PCE were detected in soil and groundwater in the vicinity of a former dry cleaning establishment at Huntington Center. The release has been reported to the local government authorities. The Company estimates, based on the data currently available, that costs for assessment, remediation and legal services will not exceed $500. Consequently, a $500 reserve was established at the time of the acquisition to cover professional and legal fees. The Company intends to look to responsible parties and insurers for cost recovery.

     	The Company acquired Fresno Fashion Fair in December, 1996. Asbestos has been detected in structural fireproofing throughout much of the Mall. Recent testing data conducted by a professional environmental consulting firms indicates that the fireproofing is largely inaccessible to building occupants and is well adhered to the structural members. Additionally, airborne concentrations of asbestos are well within OSHA's permissible exposure limit (PEL) of .1 fcc. The Company intends to abate asbestos fireproofing as tenant spaces become vacant. The accounting for this acquisition includes a reserve of $3.3 million to cover future removal of this asbestos, as necessary.

 11.	Profit Sharing Plan:
      -------------------
    	The Management Companies and the Company have a retirement profit sharing plan that was established in 1984 covering substantially all of their eligible employees. The plan is qualified in accordance with section 401(a) of the Internal Revenue Code. Effective January 1, 1995 this plan was modified to include a 401(k) plan whereby employees can elect to defer compensation subject to Internal Revenue Service withholding rules. Contributions by the Management Companies are made at the discretion of the Board of Directors and are based upon a specified percentage of employee compensation. The Management Companies and the Company contributed $350, $348 and $325 to the plan in 1996, 1995 and 1994, respectively.


12.	Stock Option Plan:
      ------------------
    	The Company has established stock option plans for the purpose of attracting and retaining executive officers, directors and key employees. The Company has issued options to employees to purchase 1,512,334 shares of the Company under the stock incentive plan. The term of these options is ten years from the grant date. These options generally vest 33 1/3% per year over three years and were issued and are exercisable at the market value of the common stock at the grant date.

                THE MACERICH COMPANY (THE "COMPANY") and
              MACERICH PREDECESSOR AFFILIATES (PREDECESSOR)

         NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
              (Dollars in thousands, except per share amounts)

12.	Stock Option Plan, Continued

    	In addition, the Company has established a plan for non employee directors. A total of 27,500 options were outstanding at December 31, 1996, 22,500 were exercisable. The non employee directors options have a term of ten years from the grant date and vest six months after grant.

    	Also, under the employees stock incentive plan 41,238 shares of restricted stock have been issued to executives. These awards are granted based on certain performance criteria for the Company. The restricted stock vests over 5 years and the compensation expense related to these grants is reflected over the vesting period on a straight line basis. As of December 31, 1996 none of the restricted stock grants had vested. A total of 41,238 shares were issued during 1996 at a weighted average price of $20.70 per share and 0 shares were issued during 1995.

    	An additional 412,762 shares have been reserved for issuance under the stock incentive plan. The plan allow for granting options or restricted stock at market value.

                                                     						                          Weighted
						                                                                               Average
                                                      						                         Exercise Price
                   	    Employee Plan		    Director Plan	              # of Options	 On Exercisable
	                                    Option Price	            Option Price	        Exercisable	  Options
                       	Shares	      Per Share	     Shares    Per Share	    At Year End	  At Year End
Shares outstanding
  at January 1, 1994            -              -       -             -
     Granted            1,148,000 	 $19.00-$19.63  17,500 $19.00-$21.38
     Exercised	                 - 	            - 	     - 	           -
     Forfeited	                 - 	            -       -             -      	         0 	         0
                        ---------- 	 -------------  ------ -------------- 	  ---------- 	  ----------
					                                                                        ---------- 	  ----------

Shares outstanding
  at December 31, 1994 1,148,000 	 $19.00-$19.63  17,500 $19.00
     Granted             115,000 	 $20.25 	        5,000 $20.00
     Exercised            (2,000)	 $19.00 	           -      -
     Forfeited            (6,500)	      - 	           -      - 	                 399,784 	     19.02
                       ---------- 	 -------------  ------ -------------- 	  ---------- 	  ----------
                                                          					             ---------- 	  ----------
Shares outstanding
  at December 31, 1995 1,254,500 	 $19.00-$20.25   22,500 $19.00-$21.38
     Granted             281,000 	 $21.62 	         5,000 $26.12
     Exercised           (16,000)	 $19.00               -             -
     Forfeited            (7,166)         -             -             -
                       ---------- 	 -------------  ------ --------------

Shares outstanding
  at December 31, 1996 1,512,334 	 $19.00 - $21.62	27,500 $19.00 - $26.12        793,697 	     $19.09
                       ---------- 	 ---------------  ------ ---------------   -----------   ---------
                       ---------- 	 ---------------  ------ ---------------   -----------   ---------


    	The weighted average exercise price for options granted in 1994 is $19.02, for 1995 is $20.25 and for 1996 is $21.65.

    	The weighted average remaining contractual life for options outstanding at December 31, 1996 is 7.9 years and the weighed average remaining contractual life for options exercisable at December 31, 1996 is 7.6 years.

    	The Company records options granted using Accounting Principles Board
(APB) opinion Number 25, Accounting for Stock Issued to Employees and
Related Interpretations. Accordingly, no compensation expense is recognized on the date the options are granted. If the Company had recorded compensation expense using the methodology prescribed in Financial Accounting Standards Number 123, the Company's net income would have been reduced by approximately $56 or $0.00 per share for the year ended December 31, 1996 and $160 or $0.01 per share for the year ended December 31, 1995.

                  THE MACERICH COMPANY (THE "COMPANY") and
                MACERICH PREDECESSOR AFFILIATES (PREDECESSOR)

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share amounts)

13.	Deferred Compensation Plans:
      ---------------------------
    	The Company has established deferred compensation plans under which key executives of the Company may elect to defer receiving a portion of their cash compensation otherwise payable in one calendar year until a later year. The Company may, as determined by the Board of Directors in its sole discretion, credit a participant's account with an amount equal to a percentage of the participant's deferral. The Company contributed $125 during 1996 and $104 during 1995 to two of these plans.

     In addition, certain executives have split dollar life insurance agreements with the Company whereby the Company generally pays annual premiums on a life insurance policy in an amount equal to the executives deferral under one of the Company's deferred compensation plans.

14.	Acquisitions:
      -------------
    	On March 16, 1994, concurrent with the IPO, the Company acquired Crossroads Mall-Oklahoma ("Crossroads-OK"). Crossroads-OK is a 1.1 million square foot super regional mall in Oklahoma City, Oklahoma. The purchase price was $51,500 and was paid in cash.

    	On July 21, 1994, the Company acquired Chesterfield Towne Center ("Chesterfield") in Richmond, Virginia. Chesterfield is a 608,500 square foot regional mall. The purchase price of $84,500 was paid with approximately $13,100 in cash, $3,900 in OP Units of the Operating Partnership and assumption of the existing mortgage of approximate $67,500.

     On August 15, 1995 the Company acquired The Centre at Salisbury ("Salisbury"), an 884,000 square foot super regional mall. The total purchase price was $78 million, and was comprised of $55.6 million of cash, $21 million of debt and approximately $1.4 million in OP Units.

     Capitola Mall ("Capitola") was acquired on December 21, 1995. Capitola is a 577,000 square foot regional mall. The purchase price was $57.5 million and was comprised of the issuance of OP Units valued at $12.1 million, the assumption of $38.3 million of mortgage indebtedness, and cash of $2.1 million. The remaining $5 million of consideration will be paid in OP Units in five years.

     Queens Center ("Queens") was acquired on December 28, 1995. The total purchase price was $108 million which consisted of assumption of debt of $66 million and $42 million of cash.

     Villa Marina was acquired on January 25, 1996. Villa Marina is a 447,684 square foot community center/entertainment complex located in Marina del Rey, California. The purchase price was $80 million, consisting of $57.6 million of cash and $22.4 million of assumption of mortgage indebtedness.

     Valley View Mall is a super regional mall in Dallas, Texas which the Company acquired on October 21, 1996. Valley View Mall contains 1,523,000 square feet and the purchase price was $87.5 million.

     Rimrock Mall, located in Billings, Montana, and Vintage Faire Mall, located in Modesto, California were purchased simultaneous on November 27, 1996. The combined purchase price was $118.2 million. Vintage Faire Mall is a super regional mall with 1,051,458 square feet and Rimrock Mall is a regional mall consisting of 581,912 square feet.

     Buenaventura Mall, Fresno Fashion Fair and Huntington Center were purchased on December 18, 1996 for a combined price of $128.9 million. Buenaventura Mall, located in Ventura, California, is an 801,152 square foot regional mall, Fresno Fashion Fair, located in Fresno, California, is a super regional mall containing 881,334 square feet and Huntington Center, located in Huntington Beach, California, consists of 832,578 square feet.

               THE MACERICH COMPANY (THE "COMPANY") and
             MACERICH PREDECESSOR AFFILIATES (PREDECESSOR)

          NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
             (Dollars in thousands, except per share amounts)

15.	Unaudited Pro Forma Financial Information:
      -----------------------------------------
     The following unaudited pro forma financial information combines the consolidated results of operations of the Company for 1996 and 1995 as if the 1996 Acquisitions had occurred on January 1, 1995, after giving effect to certain adjustments, including depreciation, interest expense relating to debt incurred to finance the acquisitions and general and administrative expense to manage the properties. The pro forma information is based on assumptions management believes to be appropriate. The pro forma information is not necessarily indicative of what the actual results would have been had the initial public offering and acquisitions occurred at the beginning of the period indicated, nor does it purport to project the Company's financial position or results of operations at any future date or for any future period.

                                	Year ended December 31,
                                	   1996		    1995
Revenues	                           $203,512 		 $168,785
Income of the Operating
   Partnership before
   extraordinary items            	   37,851      31,416

Income before extraordinary items 	   23,875      18,166

Net income                        	   23,675      17,413

Per share income before
   extraordinary items	               $1.15 		    $1.17

Net income per share	                 $1.14 		    $1.12

Weighted average number of common
     shares outstanding	          20,781,000   15,482,000

16.  Quarterly Financial Data (Unaudited):
    ------------------------------------
     The following is a summary of periodic results of operations for 1996 and 1995:

              	                                Company
                  	    1996 Quarter Ended 			                         1995 Quarter Ended
	                        Dec 31 	  Sept 30  June 30 	 Mar 31 	         Dec 31	 Sept 30	 June 30	 Mar 31
Revenues	                 $43,924  $37,749 	$37,777  	$35,293 	         $29,016 $26,291 	$24,067 	$23,095

Income before minority
  interest and
   extraordinary items	    8,417    7,479     6,925     7,065 	           6,586   5,066    5,064    4,132
Income before
     extraordinary items	  5,539    4,659  	  4,502 	   4,401             4,077 	 2,821 	  2,824    2,304

Net income	                5,539    4,659 	   4,312     4,401 	           4,077 	 2,821 	  2,101    2,304

Income before
  extraordinary
     items per share	      $0.24    $0.23 	  $0.22    	  $0.22 	          $0.22 	   $0.20 	  $0.20 	  $0.16

Net income per share    	  $0.24    $0.23 	  $0.21       $0.22 	          $0.22 	   $0.20    $0.15 	  $0.16

17.	Subsequent Events


     On February 7, 1997 a $0.44 per share dividend was declared, payable to stockholders of record as of February 20, 1997 and paid on March 6, 1997.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                            December 31, 1996
                              (in thousands)
                                     		Initial Cost to Company
                                              						  Equipment	    Cost Capitalized
                                				    Building and	  and		        Subsequent to
			                           Land	    Improvements	  Furnishings	   Acquisition
Shopping Centers
	Bristol Shopping Center		    $    0 	  $11,051 		    $0 		          $1,111
	Buenaventura Mall		           3,414 	   13,979 		     0 		               0
	Capitola Mall		              11,312 	   46,689 		     0 		             592
	Chesterfield Towne Center	   16,992 	   68,660 		     2            		4,667
	County East Mall		            2,633    	15,131    		716 	           	5,767
	Crossroads Mall - Boulder	        0 	   37,528 		    64 		          27,167
	Crossroads Mall - Oklahoma  	10,279 	   43,458 		   291 		           2,103
	Fresno Fashion Fair		        17,966     72,194 	     	0                		0
	Greeley Mall		                5,600    	12,617     		13            		6,761
	Green Tree Mall	             	4,947    	14,893    		332           		22,067
	Holiday Village
    Shopping Center	           2,311 	   13,488 	   	138           		15,936
	Huntington Center		           4,679    	19,056      		0                		0
	Lakewood Mall	              	12,502    	31,158    		117           		30,264
	Marshalls' Boulder Plaza	     2,650     	7,950      		0              		782
	Northgate Mall		              7,144 	   29,805     	841           		17,595
	Parklane Mall		               1,377    	11,775 	   	173           		12,432
	Queens Center              		21,460    	86,631      		8              		758
	Rimrock Mall                		8,737 	   35,652      		0               		31
	The Centre at Salisbury	    	15,290    	63,474     		31              		368
	Towne Center Plaza          		1,525     	4,276 	     	0               		31
	Valley View Center		         17,100 	   68,687 	     	0 		              23
	Villa Marina Marketplace    	15,852    	65,441 	     	0              		352
	Vintage Faire Mall		         14,902 	   60,532 	     	0 	               	0
	The Macerich
   Partnership, L.P.	         11,962 	   47,848 		     0 		          28,945
                     		      --------    --------	 	--------	      --------
	Total	                     $210,634   $881,973 		$2,726          	$177,752
                     		      --------    --------	 	--------	      --------
                             --------    --------	 	--------	      --------


                                          REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                    December 31, 1996

                                                      (in thousands)

                                    		Gross Amount at Which Carried at Close of Period
                                       				     Furniture,			               	                      Net of
                       	 	       Building and	  Fixtures &  Construction          Accumulated	   Accumulated
                        		Land   Improvements	  Equipment   in Progress	   Total  Depreciation	 Depreciation
Shopping Centers
	Bristol Shopping Center	$    0 	$12,162 	      $      0 	    $    0 	     $12,162 	$4,552 	     $7,610
	Buenaventura Mall	       3,414 	 13,979 	             0 	         0 	      17,393 	    14 	      17,379
	Capitola Mall	          11,309 	 47,239 	            45 	         0 	      58,593 	 1,265 	      57,328
	Chesterfield Towne
    Center	              16,992 	 72,486 	           811 	        32 	      90,321 	 5,650 	      84,671
	County East Mall	        2,633  	20,823 	           791          	0 	      24,247 	 7,565 	      16,682
	Crossroads Mall
    - Boulder	           23,302 	 41,249            	101        	107       	64,759 	21,036 	      43,723
	Crossroads Mall
    - Oklahoma	          10,279  	45,517            	316         	19       	56,131 	 4,133 	      51,998
	Fresno Fashion Fair	    17,966  	72,194              	0          	0 	      90,160 	    74 	      90,086
	Greeley Mall	            5,600  	19,325 	            66          	0       	24,991 	 8,119 	      16,872
	Green Tree Mall         	4,947  	36,860            	432          	0       	42,239 	17,730 	      24,509
	Holiday Village
    Shopping Center      	2,311 	 29,387            	175          	0 	      31,873 	17,122 	      14,751
	Huntington Center	       4,679  	19,056 	             0          	0 	      23,735 	    20 	      23,715
	Lakewood Mall	          12,503  	59,353            	612      	1,573 	      74,041 	27,671 	      46,370
	Marshalls'
    Boulder Plaza        	2,650   	8,732              	0          	0       	11,382  	2,091 	       9,291
	Northgate Mall          	7,144  	47,318            	923 	         0       	55,385 	15,639 	      39,746
	Parklane Mall           	1,565  	21,369            	384      	2,439       	25,757 	13,809 	      11,948
	Queens Center          	21,454  	87,349             	37         	17 	     108,857 	 2,273 	     106,584
	Rimrock Mall             8,737 	 35,676              	7          	0       	44,420 	    88 	      44,332
	The Centre
    at Salisbury	        15,284 	 63,845            	34 	          0       	79,163  	2,282 	      76,881
	Towne Center Plaza	      1,525 	  4,307             	0 	          0        	5,832 	    59 	       5,773
	Valley View Center	     17,100  	68,687            	15           	8 	      85,810 	   347 	      85,463
	Villa Marina
     Marketplace	        15,852  	65,773 	           20           	0 	      81,645 	 1,572 	      80,073
	Vintage Faire Mall     	14,901  	60,533             	0           	0       	75,434 	   148 	      75,286
	The Macerich
     Partnership, L.P.	  17,700  	71,055 	            0           	0        88,755 	11,158 	      77,597
                      		--------	 --------      	 --------	   --------	   --------	 --------	 --------
	Total                	$239,847	$1,024,274      	$4,769      	$4,195    $1,273,085 $164,417  	$1,108,668
                      		--------	 --------      	 --------	    --------	  --------	 --------	 --------
                      		--------	 --------        --------	    --------	  --------	 --------	 --------
The changes in total real estate assets for the three years ended December 31, 1996 are as follows:

                      		1994	  	1995	     	1996
	Balance, beginning
      of year	        375,972 		554,788 		833,998
	Additions	           178,816 		279,210 		439,087
	Disposals and
      retirements	          0 		      0 		      0

	Balance,
   end of year	       554,788 		833,998		1,273,085

The changes in accumulated depreciation and amortization for the three years ended December 31, 1996 are as follows:
                     	1994		   1995	     	1996
	Balance, beginning
    of year         	102,963 		119,466 		139,098
	Additions           	16,503 	  19,632  		25,319
	Disposals and
     retirement	           0 		      0 		      0
	Balance,
    end of year	     119,466 		139,098 		164,417

Depreciation and amortization of the Macerich Company's investment in buildings and improvements reflected in the statements of income are calculated over the estimated useful lives of the assets as follows:


Buildings and Improvements				5 - 40 years

Tenant Improvements						life of related lease

Equipment and Furnishings						5 - 7 years



                                  SIGNATURES



	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               									THE MACERICH COMPANY



                               									By /s/ Arthur M. Coppola
                                          ----------------------
                              									     Arthur M. Coppola
                              									     President and Chief
                                            Executive Officer




    	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	                      Capacity                     Date

/s/ Arthur M. Coppola	        President and Chief          March 25, 1997
Arthur M. Coppola             Executive Officer
                             	and Director

/s/ Mace Siegel	              Chairman of the Board        March 25, 1997
Mace Siegel

/s/ Dana K. Anderson	         Vice Chairman of the         March 25, 1997
Dana K. Anderson              Board and
                             	Chief Operating Officer

/s/ Edward C. Coppola	        Executive Vice President     March 25, 1997
Edward C. Coppola	            Director of Acquisitions
                              and Director

/s/ James Cownie	             Director                     March 25, 1997
James Cownie

/s/ Theodore Hochstim	        Director                     March 25, 1997
Theodore Hochstim

/s/ Frederick Hubbell	        Director                     March 25, 1997
Frederick Hubbell

/s/ Stanley Moore	            Director                     March 25, 1997
Stanley Moore

/s/ William Sexton	           Director                     March 25, 1997
William Sexton

/s/ Thomas E. O'Hern	         Senior Vice President and    March 25, 1997
Thomas E. O'Hern	             Chief Financial and
                              Accounting Officer


                            	EXHIBIT INDEX



Exhibit
Number	                 Description	                            Sequentially
                                                                Numbered Page
 3.1*	Articles of Amendment and Restatement of the Company
 3.2**	Articles Supplementary of the Company
 3.3*	Bylaws of the Company
 4.1**	Form of Common Stock Certificate
10.1***	Amended and Restated Limited Partnership Agreement
           for the Operating Partnership, dated as of March 16, 1994
10.2***   	Employment Agreement between the Company and Mace Siegel,
           dated as of March 16, 1994
10.2.1***	List of omitted Employment Agreements
10.3****	The Macerich Company 1994 Stock Incentive Plan
10.4****	The Macerich Company 1994 Eligible Directors' Stock Option Plan
10.5****	The Macerich Company Deferred Compensation Plan
10.6****	The Macerich Company Annual Incentive Compensation Plan
10.7****	The Macerich Company Deferred Compensation Plan for Mall
            Executives
10.8***	The Macerich Company Eligible Directors' Deferred Compensation
           Plan/Phantom Stock Plan
10.9***	The Macerich Company Executive Officer Salary Deferral Plan
10.10*	NML Master Agreement, dated as of October 22, 1993, among the
           Operating Partnership, The Northwestern Mutual Life Insurance
           Company (as general partner), The Northwestern Mutual Life
           Insurance Company (as lender), each of the property partnerships and each of the Macerich Partnerships
10.11*	Partnership Interest Agreement of Purchase and Sale, dated as of
           October 18, 1993, between Hexalon Real Estate, Inc. and the
           Operating Partnership
10.12*	Third Amendment to Partnership Interest Agreement of Purchase
           and Sale, dated as of February 9, 1994, between Hexalon Real
           Estate, Inc. and the Operating Partnership
10.13*	Purchase and Sale Agreement, dated as of June 30, 1993, between the Operating Partnership and Provident Life and Accident
           Insurance Company
 10.14*	Indenture of Lease, dated as of January 26, 1983, between PCA
           Crossroads, Ltd., as landlord, and Crossroads Shopping Center
           Company and Macerich Crossroads Associates, collectively, as tenant, as amended

10.15***	Macerich Master Agreement, dated as of March 16, 1994, regarding the transfer of property partnership interests of The Macerich
           Group to the Operating Partnership
10.16***	Registration Rights Agreement, dated as of March 16, 1994,
           between the Company and The Northwestern Mutual Life Insurance
           Company
10.17***	Registration Rights Agreement, dated as of March 16, 1994, among the Company and Mace Siegel, Dana K. Anderson, Arthur M. Coppola
           and Edward C. Coppola
10.18***	Registration Rights Agreement, dated as of March 16, 1994, among the Company, Richard M. Cohen and MRII Associates
10.19***	Incidental Registration Rights Agreement, dated as of March 16,
           1994
10.20***	Indemnification Agreement, dated as of March 16, 1994, between the Company and Mace Siegel
10.20.1***	List of omitted Indemnification Agreements
10.21***	Property Management Agreement, dated as of March 16, 1994, with respect to Macerich Bristol Associates
10.21.1***	List of omitted Property Management Agreements
10.22*	Management and Operating Agreement, dated July 1, 1991, between
           Macerich Management Company and North Valley Plaza Associates
10.23*	Management and Operating Agreement, dated January 17, 1985,
           between Macerich Management Company and Macerich Northwestern Associates, as amended
10.24*	Management Agreement, dated September 1, 1985, between Macerich
           Management Company and Panorama City Associates
10.25***	Amended and Restated Partnership Agreement for Macerich Bristol
           Associates
10.25.1***	List of omitted Amended and Restated Partnership Agreements for certain Property Partnerships
10.26*	Partnership Agreement for Macerich Northwestern Associates, dated as of January 17, 1985, between Macerich Walnut Creek Associates and The Northwestern Mutual Life Insurance Company
10.27***	First Amendment to Macerich Northwestern Associates Partnership
           Agreement between Operating Partnership and The Northwestern
           Mutual Life Insurance Company
 10.28*	North Valley Plaza Associates Joint Venture Agreement, dated as of April 14, 1988, between Chico Associates and The Northwestern Mutual Life Insurance Company
10.29***	First Amendment to North Valley Plaza Associates Joint Venture
           Agreement between Operating Partnership and The Northwestern
           Mutual Life Insurance Company
10.30*	Panorama City Associates Partnership Agreement, dated as of
           February 2, 1979, between Macerich Panorama Associates and Connecticut General Mortgage and Realty Investments, as amended
10.31***	Second Amendment to Panorama City Associates Partnership
           Agreement between Operating Partnership and 745 Property
           Investments (formerly Connecticut General Mortgage and Realty Investments)
10.32*	Amended and Restated Partnership Agreement, dated as of
           February 28, 1986, among William A. Schlossman, Donald L. Johnson, Charles R. Nolan, John L. McCormick, M.O. Foss, Jr., Mark B. Foss, and Macerich Fargo Associates
10.33*	Parcel #1 Ground Lease (Bristol), dated as of November 1, 1971, between First Western Bank and Trust Company, as landlord, and
           Rinker Development Corp., as tenant
10.33.1***	List of omitted Ground Leases
10.34*	Amendment to Lease Parcel #2 Ground Lease (Bristol), dated
           November 1, 1973, between First Western Bank and Trust Company, as landlord, and Century Properties Equity Partnership 72, as tenant
10.35*	Amendment No. 1 to Ground Leases (Bristol), dated as of June 6,
           1973, between First Western Bank and Trust Company, as landlord, and Montgomery Ross Fisher and Joanne M. Fisher, collectively, as lessee
10.36*	Ground Lease (Broadway), dated June 30, 1993, between City of
           Walnut Creek, as lessor, and Macerich Northwestern Associates, as lessee
10.37*	Agreement of Lease (Crossroads-Boulder), dated December 31, 1960, between H.R. Hindry, as lessor, and Gerri Von Frellick, as lessee, with amendments and supplements thereto
10.38*	Lease (Menke #1) (Parklane), dated December 22, 1959, between
           Bessie L. Menke, as lessor, and A.J. Flagg, as lessee, as
           supplemented
10.39*	Agreement Supplementing Lease (Menke #1), dated November 1, 1960, between Bessie L. Menke, as lessor, and A.J. Flagg, as lessee
10.40*	Second Agreement Supplementing Lease (Menke #1), dated
           September 1, 1964, between Mark W. Menke, as executor of the estate of Bessie L. Menke, and Edith Menke Gamos and Mark W.
           Menke, individually (collectively as lessor), and Parklane Mall, as lessee
10.41*	Lease (Menke #2), dated July 30, 1960, between Edith Menke Gamos and Mark W. Menke, collectively, as lessor, and Flaghill, Inc., as lessee
10.42*	Amendment to Ground Lease (Menke #2), dated May 1, 1979, between
           Parklane Shopping Center Company, as ground lessee, and Mark W. Menke, Diana J. Jones, Edith Menke Gamos and Gary Gamos, collectively, as ground lessor
10.43*	Lease (Menke #3), dated October 5, 1960, between Bessie L. Menke, as lessor, and Flaghill, Inc., as lessee
10.44*	First Agreement Supplementing Lease (Menke #3), dated
           September 1, 1964, between Mark W. Menke, executor of the estate of Bessie L. Menke, deceased, Edith Menke Gamos and Mark W. Menke, as lessor, and Parklane Mall, as lessee
10.45*	Lease (Menke #4), dated October 5, 1960, between Bessie L. Menke, as lessor, and Flaghill, Inc., as lessee, as supplemented
10.46*	Amendment of Leases (Menke #1 through Menke #4) dated June 9,
           1981, among Diana J. Jones, Curtis D. Jones, Gary Gamos, Steward
R.  Wilson (as Trustee for Menke Trust), Edith Gamos and Mark W.
S.   Menke, collectively, as lessor, and Parklane Shopping Center
            Company, as lessee
10.47*	Agreement (amending Menke #1 through Menke #4), dated May 31,
           1967, among Parklane Mall (as ground lessee), Mark W. Menke, Edith Menke Gamos and Mark W. Menke (as the Administrator of the Estate
           of Bessie L. Menke, deceased) (collectively, the ground lessors)
           and The Equitable Life Assurance Society of the United States
10.48*	Agreement (amending Menke #1 through Menke #4), dated May 1,
           1979, among Parklane Mall (as ground lessee), Mark W. Menke, Edith Menke Gamos and Gary Gamos, Diana J. Jones, Stewart R. Wilson, and Diana J. Jones as trustee under a Trust Agreement dated September
           3, 1971 (collectively, the ground lessors), and The Equitable Life Assurance Society of the United States
10.49***	Amended and Restated Partnership Agreement of Macerich Fargo
            Associates, dated as of March 16, 1994
10.50*	Purchase and Sale Agreement, dated as of January 24, 1994, by and between Crossroads Associates Limited Partnership, as seller, and the Operating Partnership, as purchaser
10.51*****	Contribution Agreement, dated May 13, 1994, between Chesterfield
           Mall Associates, a Virginia general partnership, and the Operating Partnership, as amended and supplemented
10.52******	Contribution Agreement, dated May 13, 1995, between Salisbury-
           Springhill Limited Partnership, a Maryland limited partnership, and the Operating Partnership
10.53*******	Contribution Agreement, dated as of July 28, 1995, between
           Capitola Mall Associates, a California limited partnership, and the Operating Partnership, as amended
10.54********	Purchase and Sale Agreement, dated as of November 28, 1995,
           between Queens Center Associates, L.P., a Delaware limited partnership, and Macerich Queens Limited Partnership, a California limited partnership, as amended
10.55*********	Purchase and Sale Agreement, dated as of November 11, 1995,
           between Copley Investors Limited Partnership, a Delaware limited partnership, and Macerich Marina Limited Partnership, a California limited partnership

10.56#	Purchase and Sale Agreement, dated as of September 26, 1996, between LaSalle Street Fund Incorporated of Delaware, a Delaware corporation, and Macerich Valley View Limited Partnership, a California limited partnership
10.57##	Purchase and Sale Agreement, dated as of September 30, 1996, between Vintage Faire Associates, a California general partnership, and Macerich Vintage Faire Limited Partnership, a California limited partnership.
10.58###	Purchase and Sale Agreement, dated as of September 30, 1996, between Billings Associates, a Montana limited partnership, and Macerich Rimrock Mall Limited Partnership, a California limited partnership.
10.59####	Purchase and Sale Agreement, dated as of November 22, 1996,
           between MCA Buenaventura Associates, L.P., a Delaware limited partnership, and MR Buenaventura Limited Partnership, a California limited partnership
10.60#####	Purchase and Sale Agreement, dated as of November 22, 1996,
            between MCA Fresno Associates, L.P., a Delaware limited partnership, and MR Fresno Limited Partnership, a California limited partnership
10.61######	Purchase and Sale Agreement, dated as of November 22, 1996,
            between MCA Huntington Associates, L.P., a Delaware limited partnership, and MR Huntington Limited Partnership, a California limited partnership
11.1	Computation of per Share Earnings
21.1	List of Subsidiaries
23.1	Consent of Independent Accountants (Coopers & Lybrand L.L.P.)

*		Previously filed as an exhibit to the Company's Registration Statement on
   Form S-11, as amended (No. 33-68964), and incorporated herein by reference.
**		Previously filed as an exhibit to the Company's Current Report on
    Form 8-K, event date May 30, 1995, and incorporated herein by reference.
***		Previously filed as an exhibit to the Company's Annual Report on
     Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
****		Previously filed as an exhibit to the Company's Quarterly Statement on
      Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference.
*****		Previously filed as an exhibit to the Company's Current Report on
       Form 8-K, event date July 21, 1994, and incorporated herein by reference.
******		Previously filed as an exhibit to the Company's Current Report on
        Form 8-K, event date May 13, 1995, and incorporated herein by reference.
*******		Previously filed as an exhibit to the Company's Current Report on
         Form 8-K, event date July 28, 1995, and incorporated herein by reference.
********	Previously filed as an exhibit to the Company's Current Report on
         Form 8-K, event date December 28, 1995, and incorporated herein by reference.
*********	Previously filed as an exhibit to the Company's Current Report on
          Form 8-K, event date January 29, 1996, and incorporated herein by reference.
#		Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date October 21, 1996, and incorporated herein by reference.
##		Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date February 3, 1997, and incorporated herein by reference.
###		Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date February 3, 1997, and incorporated herein by reference.
####		Previously filed as an exhibit to the Company's Current Report on
      Form 8-K, event date February 27, 1997, and incorporated herein by reference.
#####		Previously filed as an exhibit to the Company's Current Report on
       Form 8-K, event date February 27, 1997, and incorporated herein by reference.
######		Previously filed as an exhibit to the Company's Current Report on
        Form 8-K, event date February 27, 1997, and incorporated herein by reference.