Form 10-Q
period 1997-03-31
MACERICH CO
filed 1997-05-15
CIK 912242

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

 FOR QUARTER ENDED MARCH 31, 1997      COMMISSION FILE NO. 1-12504

                       THE MACERICH COMPANY
--------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

           MARYLAND                                       95-4448705
---------------------------------            -----------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporationor organization)               Identification Number)


        233 Wilshire Boulevard, Suite 700, Santa Monica, CA  90401
--------------------------------------------------------------------
           (Address of principal executive office)        (Zip code)

   Registrant's telephone number, including area code (310) 394-5333
                                                      --------------
                                 N/A
--------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                    if changed since last report)

Number of shares outstanding of each of the registrant's classes of common stock, as of May 7, 1997.

             Common stock, par value $.01 per share:  25,889,500
--------------------------------------------------------------------

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


--------------------------------------------------------------------

                                 The Macerich Company
                                      Form 10Q


                                    INDEX


	          Page

Part I:  Financial Information

Item 1.  Financial Statements

         Consolidated balance sheets of The Company
         as of March 31, 1997 and December 31, 1996.	             1

         Consolidated statements of operations of
         The Company for the periods from January 1
         through March 31, 1997 and 1996.	                        2

      	  Consolidated statements of cash flows
         of The Company for the periods from January 1
         through March 31, 1997 and 1996.	                        3

      	  Notes to  condensed consolidated financial
         statements                                 	       4 to 11

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations	    12 to 16


Part II:  Other Information	                                     17



--------------------------------------------------------------------

                      THE MACERICH COMPANY (The Company)
                   CONSOLIDATED BALANCE SHEETS OF THE COMPANY
                          (Dollars in thousands)


                                               	March 31,  December 31,
                                                 	1997	         1996
                                             		(Unaudited)

ASSETS:

Property, net                                   $1,204,270  $1,108,668
Cash and cash equivalents	                           9,628      15,643
Tenant receivables, including accrued
   overage rents of $2,795 in 1997
       and $3,805 in 1996	                          18,864      23,192
Due from affiliates	                                 3,756       3,105
Deferred charges and other assets, net              20,938      20,716
Investment in joint ventures and
    the Management Companies                        16,457      16,429
                                                -----------  ----------
               Total assets	                    $1,273,913  $1,187,753
                                               	----------   ----------
                                                -----------  ----------

LIABILITIES AND STOCKHOLDERS' EQUITY:

Mortgage notes payable:
     Related parties	                             $135,773    $135,944
     Others	                                       676,833     584,295
     Total	                                        812,606     720,239
Bank notes payable	                                 69,000      69,000
Accounts payable 	                                     987       4,197
Accrued interest expense	                            3,937       3,584
Accrued real estate taxes and
   ground rent expense	                              7,573       7,616
Due to affiliates	                                       -         430
Deferred acquisition liability	                      5,000       5,000
Other accrued liabilities	                          31,164      27,696
                                                ----------- ----------

               Total liabilities	                  930,267     837,762
                                                ----------- ----------

Minority interest in Operating Partnership	        110,083     112,242
                                                ----------- ----------

Commitments and contingencies (Note 9)

Stockholders' equity:
      Preferred stock, $.01 par value,
        10,000,000 shares authorized -
         none issued	                                    -           -
     Common stock, $.01 par value,
        100,000,000 shares authorized,
          25,890,000 and 25,743,000 shares
           issued and outstanding at
            March 31, 1997 and
             December 31, 1996, respectively	          257         257
     Additional paid in capital	                   235,982     238,346
     Accumulated earnings	                               -           -
     Unamortized restricted stock	                  (2,676)       (854)
                                                ----------- ----------

              Total stockholders' equity           233,563     237,749
                                               ----------- ----------

                   Total liabilities
                    and stockholders' equity    $1,273,913  $1,187,753
                                                ----------- ----------
                                                ----------- ----------

The accompanying notes are an integral part of these financial statements.
                                        1
--------------------------------------------------------------------

                    THE MACERICH COMPANY (The Company)
              CONSOLIDATED STATEMENTS OF OPERATIONS OF THE COMPANY
                                  (Unaudited)
               (Dollars in thousands, except per share amounts)


                                     		  January 1 to  March 31
                                    	------------------------------
                                     		     1997	   	    1996
                                       	-----------		 ------------
                                           (Dollars in thousands,
                                            except share amounts)

REVENUES:
     Minimum rents	                     	$32,053 	    	$22,638
     Percentage rents	                     2,206         1,570
     Tenant recoveries	                   14,917 	      10,524
     Other	                                1,126 	         561
                                        -----------	  -------------
         Total Revenues	                	$50,302     		$35,293
                                      	 -----------	  -------------
OPERATING COSTS:
     Shopping center expenses	          	 15,761        11,028
     General and administrative
         expense		                           750           789
     Interest expense:
         Related parties	                  2,490         2,726
         Others	                          12,276 	       7,115
     Depreciation and amortization		       9,474   	     7,751
                                     		-----------	  ------------
          Total Expenses                  40,751     		 29,409
                                       -----------	  -------------
Equity in income of unconsolidated
     joint ventures and the
       management companies	                 368         1,181
		-----------	  -------------
Income of the Operating Partnership	       9,919         7,065

Less minority interest in net income
     of the Operating Partnership	         3,168         2,664
                                     		-----------	  ------------
Net income                             		 $6,751     		  $4,401
                                     		-----------	  ------------
                                     		-----------	  ------------

Net income per common share		              $0.26		        $0.22
                                     		-----------	  ------------
                                      	-----------	  ------------

Dividend/distribution paid per
    common share outstanding		             $0.44		        $0.42
                                     		------------	  ------------
                                     		------------	  ------------

Weighted average number of
     common shares outstanding		       25,799,000     19,978,000
                                     		------------  -------------
                                     		------------  -------------

Weighted average number of
     Operating Units outstanding       37,904,000     32,073,000
                                     		------------- -------------
                                     		------------- -------------



The accompanying notes are an integral part of these financial statements.
                                  2
--------------------------------------------------------------------

                        THE MACERICH COMPANY (The Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                            		 January 1 to March 31,
                                             	    1997	     	 1996
                                        	     ---------- ----------

Cash flows from operating activities:
     Net income 	                            	$6,751 		  $4,401
                                        	    ----------	----------
     Adjustments to reconcile net income
        to net cash provided by
           operating activities:
     Depreciation and amortization	            9,474      7,751
     Amortization of discount on
        trust deed note payable	                   8        165
     Minority interest  in the income
        of the Operating Partnership           3,168      2,664

     Changes in assets and liabilities:
          Tenant receivables, net        	     4,328       (590)
          Other assets	                          515      1,879
          Accounts payable and
        accrued expenses                      (2,900)      (219)
          Due to affiliates	                  (1,081)       (76)
          Other liabilities	                   3,468        (60)

                                          	  ---------- 	----------
                   Total adjustments          16,980      11,514

                                        	    ----------  ----------

     Net cash provided by
       operating activities	                  23,731 	    15,915
                                         	  ----------   ----------

Cash flows from investing activities:
     Acquisitions of property
       and improvements	                    (56,750)	    (61,714)
     Renovations and expansions of centers     (551)        (466)
     Additions to tenant improvements	         (440)        (111)
     Deferred charges	                       (1,872)   	  (1,313)
     Equity in income of unconsolidated
       joint ventures and the
          management companies	                (368)	     (1,181)
     Distributions from joint ventures	    	    340 	        225
                                       	  ----------     ----------

     Net cash used in investing activites	   (59,641)  	 (64,560)
                                       	  ----------    ----------

Cash flows from financing activities:
     Proceeds from notes and
        mortgages payable	                    47,000      56,000
     Payments on mortgages and
        notes payable	                          (843)  	    (789)
     Distributions to partners               (16,262)	   (13,316)
                                       	  ----------     ----------

     Net cash provided by
        financing activities	                 29,895      41,895
                                       	  ----------     ----------

     Net decrease in cash	                    (6,015)     (6,750)

Cash and cash equivalents,
    beginning of period	                      15,643      15,570
                                       	  ----------    ----------

Cash and cash equivalents, end of period	   	 $9,628   	  $8,820
                                      	   ----------    ----------
                                      	   ----------    ----------
Supplemental cash flow information:
Cash payment for interest                  		$14,405  	   $9,167
                                          ----------    ----------
                                       	  ----------    ----------
Non cash transactions:
     Acquisition of property by
       assumption of debt		                  $46,202     $22,365
                                       	  ----------    ----------
                                       	  ----------    ----------

     Acquisition of property by
       issuance of OP units		                    $0 	      $600
                                       	  ----------    ----------
                                          ----------    ----------


The accompanying notes are an integral part of these financial statements.
                                  3
--------------------------------------------------------------------

                     THE MACERICH COMPANY (The Company)
            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollars in thousands)

1.	Interim Financial Statements and Basis of Presentation:

The accompanying consolidated financial statements of The Macerich Company have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and have not been audited by independent public accountants.

The unaudited interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results for interim periods are not necessarily indicative of the results to be expected for a full year. The accompanying consolidated balance sheet as of December 31, 1996 has been derived from audited financial statements but does not include all disclosures required by GAAP.

Certain reclassifications have been made in the 1996 financial statements to conform to the 1997 financial statement presentation.

The computation of primary earnings per share is based on net income and the weighted average number of shares outstanding for the periods presented. Outstanding common stock options, using the treasury method, have less than a 3% dilutive effect on earnings per share and thus have not been included in the computation. The computation of fully diluted earnings per share is less than 3% dilutive and has not been presented.

2.	Organization:

The Macerich Company (the "Company") was incorporated under the General Corporation Law of Maryland on September 9, 1993 and commenced operations effective with the completion of its initial public offering ("IPO") on March 16, 1994. The
Company was formed to continue the business of the Macerich Group, which since 1972 has focused on the acquisition, ownership, redevelopment, management and leasing of regional shopping centers located throughout the United States. In 1994, the Company became the sole general partner of The Macerich Partnership L.P., (the "Operating Partnership").
The Operating Partnership owns or has an ownership interest in 24 regional shopping centers and three community shopping centers, including one that was acquired in 1997. Collectively these properties and interests are referred to as the "Centers". The Company conducts all of its operations through the Operating Partnership and other wholly owned subsidiaries, and the Company's two Management Companies, Macerich Property Management Company and Macerich Management Company, collectively referred to as "the Management Companies".

The Company is a real estate investment trust under the Internal Revenue Code of 1986, as amended, owns approximately 68% of The Operating Partnership and is the sole General Partner. The limited partnership interest not owned by the Company is reflected in these financial statements as Minority Interest.





3. Investments in Unconsolidated Joint Ventures and the Management
     Companies

The following are the Company's investments in various real estate joint ventures, which own regional retail shopping centers. The Operating Partnership is a general partner in these joint ventures. The Operating Partnership's interest in each joint venture is as follows:

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

                    THE MACERICH COMPANY (The Company)
             NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                       (Dollars in thousands)



        COMBINED AND CONDENSED BALANCE SHEETS OF JOINT VENTURES
                    AND THE MANAGEMENT COMPANIES
        --------------------------------------------------------




                                       		March 31,		December 31,
                                       		  1997	    	   1996
                                           ----	 	      ----

Assets:
    Properties, net		                    $106,364 		$106,751
    Other assets		                         12,607     13,257
                                       		----------  ----------
    Total assets	                       	$118,971 		$120,008
                                       		---------- 	----------
                                         ----------  ----------

Liabilities and partners' capital:
    Mortgage notes payable	             	$ 84,766 		$ 81,925
    Other liabilities		                     6,922     11,116
    The Company's capital		                16,457	    16,429
    Outside Partners' capital  		          10,826     10,538
                                      		----------  ----------
    Total liabilities and
        partners' capital              		$118,971 		$120,008
                                      		----------  ----------
                                       	----------  ----------

                            5
----------------------------------------------------------------------

                       THE MACERICH COMPANY (The Company)
             NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                        (Dollars in thousands)

3. Investments in Unconsolidated Joint Ventures and the Management Companies - Continued

                COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES
                        AND THE MANAGEMENT COMPANIES
                ---------------------------------------------------




                               			From January 1,		From January 1,
                                		       to	             to
                               			March 31, 1997  		March 31, 1996
                                 	--------------	   --------------
	Revenues		                       $7,868 		         $8,233
                              		  --------------  	 --------------
	Expenses:
   Shopping center expenses	       2,604          		 2,294
	  Interest		                      1,562             1,600
	  Management company expense	     1,022 	             959
        Depreciation and
           amortization		          1,120 	           1,120
                             			 --------------	 --------------
	     Total operating costs		      6,308 	           5,973
                             			 --------------	 --------------
	Gain on sale of land		                7 	             177
                             			 --------------	 --------------
	     Net income	                	$1,567 	         	$2,437
                            			 --------------	 --------------
                             		 --------------	 --------------


Significant accounting policies used by the unconsolidated joint ventures and the Management Companies are similar to those used by the Company.

Included in mortgage notes payable are amounts due to related parties of $43,500 at March 31, 1997 and December 31, 1996. Interest expense incurred on these borrowings amounted to $733 for the three months ended March 31, 1997 and $740 for the three months ended March 31, 1996.

The following table sets forth the Operating Partnership's beneficial interest in the joint ventures:

               PRO RATA SHARE OF COMBINED AND CONDENSED STATEMENT OF
             OPERATIONS OF JOINT VENTURES AND THE MANAGEMENT COMPANIES
             ---------------------------------------------------------


                                    			From January 1	From January 1
                                    			     to      		      to
                                		     March 31, 1997	March 31, 1996
                                 		    ------------	 ------------
	Revenues	                            	$3,409 	     	$3,943
                                  		   ------------  ------------
	Expenses:
	  Shopping center expenses        	    1,011 	         785
	  Interest		                             508 	         533
	  Management company expense	            971      		   911
	  Depreciation and amortization          552 		        567
                                 	    ------------	  ------------
	      Total operating costs            3,042 	       2,796
                                  			 ------------ 	------------
	Gain on sale of land	                      1            34
                                  			 ------------	 ------------
	      Net income		                      $368 	     	$1,181
                                  			 ------------ 	------------
                                   		 ------------ 	------------

                                           6
----------------------------------------------------------------------

                      THE MACERICH COMPANY (The Company)
             NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                        (Dollars in thousands)

4.	Property:

Property is comprised of the following:


                        	           March 31,	    December 31,
                          	           1997         		1996
	                                     ----	          ----
Land	                              $262,464       	$239,847
Building Improvements	            1,070,269         990,125
Tenant Improvements	                 34,589          34,149
Equipment & Furnishings	              4,960           4,769
Construction in Progress	             4,746           4,195
                        	         ----------      ----------
	                                 1,377,028       1,273,085
                        	         ----------      ----------
Less, accumulated depreciation     (172,758)      	(164,417)
                        	         ----------      ----------
	                                $1,204,270      $1,108,668
                        	         ----------      ----------
                                  ----------      ----------


5.	Deferred Charges and Other Assets:


Deferred charges and other assets, including deferred leasing and financing costs are:


                            	       March 31,		       December 31,
                                      1997		             1996
                             	        ----		             ----

Leasing	                           $25,789          		$25,629
Financing	                           8,490 	            7,891
                            	    ----------          ----------
	                                   34,279             33,520
Less, accumulated amortization     (15,456)	          (15,434)
                            	    ----------          ----------
	                                   18,823             18,086
Other assets	                        2,115 		           2,630
                            	    ----------         	----------
     Total	                        $20,938          		$20,716
                           	    ----------          	----------
                           	    ----------           ----------


                                          7
----------------------------------------------------------------------

                    THE MACERICH COMPANY (The Company)
         NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                     (Dollars in thousands)

6.	Mortgage Notes Payable:

Mortgage notes payable at March 31, 1997 and December 31, 1996 consists of the following:


                      	Carrying Amount of Notes
                     ------------------------
                       	1997		      		1996
Property Pledged		        	Related				        Related		Interest Payment  Maturity
   As Collateral   	Other		Party		   Other		  Party		  Rate	    Terms	   Date
----------------    -----  ------    -----    -------  -------  -------  --------

Capitola Mall       	---- 	$37,893  ----		   $37,976		9.25%	      316 (d)	2001
Chesterfield
   Towne Center	  $66,099    ----   ----      ---- 		 9.10%	       548(e) 2024
Chesterfield
   Towne Center	    ----		   ----		$59,023 	  ----		  8.75%	       475(e)	2024
Chesterfield
   Towne Center	    ----		   ----	   5,304 	  ----		  9.38%	         43(e)	2024
Chesterfield
   Towne Center     ----	   ----		   1,922 	  ----		  8.88%	         16(e)	2024
Chesterfield
   Towne Center    3,424 		 ----	    3,444	   ----	  	8.54%	         28(d)	1999
Crossroads Mall (a) ---- $35,880      ----  35,968	  	7.08%	         244(d)	2010
Fresno Fashion Fair38,000 	 ----    38,000   ----		   8.40%	  interest only 2005
Greeley Mall       18,344   ----    18,514   ----	   	8.50%	         187(d)	2003
Green Tree Mall/
  Crossroads - OK/
     Salisbury (b)117,714   ----   117,714   ----   		7.23%	  interest only 	2004
Holiday Village	    ----  17,000      ----  17,000		  6.75%	  interest only 	2001
Lakewood Mall (c) 127,000   ----   127,000   ----    	7.20%	  interest only  2005
Northgate Mall    	 ----  25,000      ----  25,000	  	6.75%	  interest only  2001
Parklane Mall	      ----  20,000      ----  20,000    6.75%	  interest only  2001
Queens Center      65,100   ----    65,100    ----      (f)	  interest only 	1999
Rimrock Mall	      31,878   ----    31,994    ---- 	 	7.70%	          244(d)	2003
South Towne Center 46,202   ---- 	   ----     ----      (g)	  interest only 	1998
Valley View Mall  	60,000   ----    60,000    ----      (h)	  interest only 	 (h)
Villa Marina
  Marketplace     	47,000   ----     ----     ----    	 (i)	  interest only	  (i)
Vintage
  Faire Mall (j)	  56,072   ----    56,280    ----    7.65%	         427(d) 	2003
                 --------- -------- -------- -------
         Total   $676,833		$135,773 $584,295 $135,944
                 --------- -------- -------- -------
                 --------- -------- -------- -------

Weighted average interest rate at March 31, 1997		7.47%
                                                 -------
                                                 -------

Weighted average interest rate at December 31, 1996		7.45%
	                                      						       -------
                                                    -------





Notes:


(a) This note was issued at a discount. The discount is being amortized over the life of the loan using the effective interest method. At March 31, 1997 and December 31, 1996 the unamortized discount was $454 and $463, respectively.

(b) This loan is cross collateralized by Green Tree Mall, Crossroads Mall, Oklahoma and Salisbury.

  (c)		On August 15, 1995 the Company issued  $127,000 of
collateralized floating rate notes (the "Notes").  The
Notes bear interest at an average fixed rate of 7.20% and mature in July 2005.




                                   8
----------------------------------------------------------------------

                        THE MACERICH COMPANY (The Company)
              NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollars in thousands)

6.	Mortgage Notes Payable, Continued:

The Note requires the Company to deposit all cash flow from the property operations with a trustee to meet its obligations under the Notes. Cash in excess of the required amount, as defined, is released. Included in cash and cash equivalents is $750 of restricted cash deposited with the trustee at March 31, 1997 and at December 31, 1996.

(d)	This represents the monthly payment of principal and interest.

(e) This amount represents the monthly payment of principal and interest. In addition, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property's gross receipts (as defined in the loan agreement) exceeds a base amount specified therein. Contingent interest expense recognized by the Company was $74 for the period ended March 31, 1997 and $64 for the three months ended March 31, 1996. As of January 1, 1997 all these loans were consolidated into a new loan of $66,200 at an interest rate of 9.1%.

(f) This loan bears interest at LIBOR plus 0.45%. There is an interest rate protection agreement in place on the first $10,200 of this debt with a LIBOR ceiling of 5.88% through maturity with the remaining principal having an interest rate cap with a LIBOR ceiling at 7.07% through 1997 and 7.7% thereafter.

(g) This loan bears interest at LIBOR plus 1.75% and the loan can be increased to $47,000.

(h) As of March 31, 1997 this loan bore interest at LIBOR plus 1.50%; however, on April 16, 1997 the Company converted this into a fixed rate loan bearing interest at 7.89% and maturing in October 2006.

(i) This loan bears interest at LIBOR plus 1.25% (7.00% at March 31, 1997) and matures in March, 1998; however, at any time prior to maturity the Company can elect to fix the interest rate and extend the maturity up to 10 years.

(j) Included in cash and cash equivalents is $3,025 at March 31, 1997 and December 31, 1996, of cash restricted under the terms of this loan agreement.

Certain mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

The market value of notes payable at March 31, 1997 and December 31, 1996 is estimated to be approximately $796,000 and $733,000, respectively, based on current interest rates for comparable loans.

7.	Notes Payable:

The Company has a $50,000 unsecured line of credit with a bank. The line of credit bears interest at LIBOR plus 1.625% and matures in June 1997. There was a $12,000 balance outstanding on the line of credit at March 31, 1997 and $12,000 at December 31, 1996. Also, at March 31, 1997 there was a $57,000 unsecured note bearing interest at LIBOR plus 1.625%, which matures December 31, 1997.










                                       9
----------------------------------------------------------------------

                       THE MACERICH COMPANY (The Company)
              NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                        (Dollars in thousands)

8.	Related-Party Transactions:

The Company engaged The Management Companies to manage the operations of the unconsolidated joint ventures and other affiliated shopping centers. The Management Companies are reflected under the equity method of accounting for investments.

Certain mortgage notes were held by outside partners of the individual Macerich Group partnerships. Interest expense in connection with these notes was $2,490 and $2,726 for the three months ended March 31, 1997 and for 1996, respectively. Included in accrued interest expense is interest payable to these partners of $516 at March 31, 1997 and December 31, 1996.

9.	Commitments and Contingencies:

Certain partnerships have entered into noncancellable operating ground leases. The leases expire at various times through 2060, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percent of base rent income, as defined. Ground rent expenses were $171, including contingent rents of $0, for the three months ended March 31, 1997, and $188 for the three months ended March 31, 1996 including contingent rents of $0.

Perchloroethylene (PCE) has been detected in soil and groundwater in the vicinity of a dry cleaning establishment at North Valley Plaza. The California Department of Toxic Substance Control (DTSC) has advised the Company that very low levels of Dichlorethylene (1,2,DCE) a degradation byproduct of PCE, have been detected in a water well located 1/4 mile west from the dry cleaners, and that the dry cleaning facility may have contributed to the introduction of 1,2 DCE into the water well. According to DTSC, the maximum contaminant level (MCL) for 1,2DCE which is permitted in drinking water is 6 parts per billion (ppb); and the 1,2DCE was detected in the water well at 1.2 ppb, which is below the MCL. The Company has retained an environmental consultant and has initiated extensive testing of the site, although the extent of the impacted soil and groundwater has not been fully defined. Remediation is scheduled to begin in the first half of 1997. The joint venture that owns that property had a $680 reserve at March 31, 1997. In addition, $160 has already been incurred, to cover professional fees, testing costs and remediation.

Toluene, a petroleum constituent, was detected in one of three groundwater dewatering system holding tanks at the Queens Center. The source of the toluene is currently unknown, but it is possible that an adjacent service station has caused or contributed to the problem. It is also possible that the toluene remains from previous service station operations, which occurred on site prior to the development of the site into its current use in the early 1970s. Toluene was detected at levels of 410 and 160 parts per billion
(ppb) in samples taken from the tank in October, 1995 and February
1996, respectively.   Additional samples were taken in May and
December of 1996, with results of .63 ppb and "non-detect" for the May sampling event and 16.2 ppb and 25.2 ppb for the December sampling event. The maximum containment level (MCL) for toluene in drinking water is 150 ppb. Although the Company believes that no remediation will be required, it has set up a $150 reserve to cover professional fees and testing costs. The Company intends to look to the responsible parties and insurers if remediation is required.







                                10
----------------------------------------------------------------------

                       THE MACERICH COMPANY (The Company)
              NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollars in thousands)

9.	Commitments and Contingencies, Continued:

Dry cleaning chemicals, including PCE were detected in soil and groundwater in the vicinity of a dry cleaning establishment at Villa Marina Marketplace. The previous owner of the property has reported the release to the local government authorities and has agreed, subject to a limited indemnity agreement, to fully assess and remediate the site to the extent required by those authorities. The previous owner removed the dominant source of impacted soil in 1996. The local regulators have confirmed in writing that no further action is required with respect to the soil and have requested additional assessment of the groundwater. The previous owner is conducting such assessment. Although the Company believes that it will not be required to participate in assessment or remediation activities, it has set up a $150 reserve ($20 of which has already been incurred) to cover professional and legal fees.

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

The Company acquired Fresno Fashion Fair in December 1996. Asbestos has been detected in structural fireproofing throughout much of the Mall. Recent testing data conducted by a professional environmental consulting firms indicates that the fireproofing is largely inaccessible to building occupants and is well adhered to the structural members. Additionally, airborne concentrations of asbestos are well within OSHA's permissible exposure limit (PEL) of
 .1 fcc. The Company intends to abate asbestos fireproofing as tenant spaces become vacant. The accounting for this acquisition includes a reserve of $3.3 million to cover future removal of this asbestos, as necessary.

10.	Acquisition:

South Towne Center was acquired in March, 1997 for approximately $98,000, which included assumption of debt of $46,200 and $51,800 in cash. On a pro forma basis, reflecting this acquisition as if it had occurred on January 1, 1997, the Company would have reported, for the quarter ended March 31, 1997, total revenues of $53,104, net income of $6,936, and net income per share of $0.27. On a pro forma basis, if the acquisition had occurred on January 1, 1996, the Company would have reported, for the quarter ended March 31, 1996, total revenues of $37,457, net income of $4,508 and earnings per share of $0.22. This pro forma information is baed on assumptions management elieves to be appropriate. The pro forma information is not necessarily indicative of what the actual results would have been had the acquisition occurred at the beginning of the period indicated, nor does it purport to project the Company's financial position or results of operations at any future date or for any future period.

11.	Subsequent Event:

On May 8, 1997 a dividend of $0.44 per share was declared for shareholder and OP unit holders of record on May 21, 1997. The dividend is payable on June 4, 1997.

                                 11
----------------------------------------------------------------------

                       THE MACERICH COMPANY (The Company)


                                      Item II

Management's Discussion and Analysis of Financial Condition Results of
Operations

	The following discussion is based primarily on the consolidated balance sheet of the Macerich Company ("the Company") as of March 31, 1997, and also compares the activities for the three months ended
March 31, 1997, to the activities for the three months ended March 31, 1996.

     This information should be read in conjunction with the accompanying consolidated and combined financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect the fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

	On August 15, 1995, the Company acquired The Centre at Salisbury ("Salisbury") in Salisbury, Maryland. Capitola Mall ("Capitola"), in Capitola, California was acquired on December 21, 1995, and Queens Center ("Queens"), in Queens, New York was acquired on December 28, 1995. These properties are known as the "1995 Acquisition Centers".
In January, 1996 the company acquired Villa Marina Marketplace in
Marina del Rey, California and in October, 1996 Valley View Mall in Dallas, Texas was acquired. In November, 1996 Rimrock Mall in
Billings, Montana and Vintage Faire Mall in Modesto, California were acquired. In addition, in December, 1996 three malls were acquired:
Buenaventura Mall in Ventura, California; Fresno Fashion Fair in
Fresno, California; and Huntington Center in Huntington Beach, California. Together these acquisitions are referred to as the "1996 Acquisition Centers". The 1996 financial statements include Villa Marina Marketplace from the date of acquisition to March 31, 1996 and do not include results from any of the other 1996 Acquisition Centers. The 1997 financial statements include all the 1996 Acquisition Centers for the full quarter. On March 27, 1997 South Towne Center in Sandy, Utah was acquired and the results from this acquisition were included from March 27 through March 31, 1997. As a result of the acquisitions, many of the variations in the results of operations, discussed below, occurred due to the addition of these properties to the portfolio during 1997, 1996 and 1995. Many factors, such as availability and cost of capital, overall debt to market capitalization level, interest rates and availability of potential acquisition targets that meet the Company's criteria, impact the Company's ability to acquire additional properties. Accordingly, management is uncertain as to whether during the balance of 1997 there will be similar acquisitions and corresponding increases in revenues, net income and funds from operations that occurred as a result of the 1996 and 1995 acquisitions.

	The bankruptcy and/or closure of retail stores, particularly Anchors, may reduce customer traffic and cash flow generated by a Center. During 1995, Federated Department Stores, Inc. announced the closure of the Broadway Stores at Panorama and Huntington Center, and Weinstocks at Parklane. Although the Panorama store has been sold to Wal-Mart, and the Company is replacing the other two stores with multi-screen theater complexes, the long-term closure of these or other stores could adversely affect the Company's performance.

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


                                     12
----------------------------------------------------------------------

                        THE MACERICH COMPANY (The Company)

Results of Operations - Three Months Ended March 31, 1997 and 1996


	Revenues

Minimum and percentage rents together increased by $10.1 million to $34.3 million for the three months ended March 31, 1997 compared to $24.2 million in the three months ended March
31, 1996. The 1996 Acquisition Centers contributed virtually all of the increase.

Tenant recoveries for the first quarter of 1997 increased by $4.4 million compared to the first quarter of 1996. This was primarily due to the addition of the 1996 Acquisition Centers.
Other revenue increased by $.6 million primarily due to increased interest income and fee income.

	Expenses

Shopping center expenses increased by $4.7 million for the
three months ended March 31, 1997 compared to the same period in 1996. This increase was due to the addition of the 1996
Acquisition Centers.   Depreciation and amortization increased by
$1.7 million.    This increase was primarily due to the 1996
Acquisition Centers. Interest expense increased by $4.9 million primarily due to the increased interest expense on debt attributable to the 1996 Acquisition Centers.

     Income From Unconsolidated Joint Ventures and The Management
        Companies

The income from unconsolidated joint ventures decreased to $.4 million compared to $1.2 million for the period ended March 31, 1996. This decrease was primarily due to non recurring fee income of $.4 million in 1996. Also contributing to the decrease was reduced third party management fee income in the first quarter of 1997, because of fewer properties managed for third parties during the first quarter of 1997.

	Net Income

Net income for the period increased to $6.8 million compared to $4.4 million for the three months ended March 31, 1996. This increase was due to the factors discussed above.

	Cash Flows From Operating Activities

As a result of the factors discussed above, cash flow from operations increased to $23.7 million in the first quarter of 1997 from $15.9 million during the first quarter of 1996.

	Cash Flows From Investing Activities

Net cash flow used in investing activities decreased to $59.6 million from $64.6 million due primarily to less cash being used for acquisitions in the first quarter of 1997 compared to 1996.




                                      13
----------------------------------------------------------------------

                        THE MACERICH COMPANY (The Company)

	Cash Flows From Financing Activities

Cash flow from financing activities decreased to $29.9 million in the first quarter of 1997 from $41.9 million for the first quarter of 1996 as a result of less mortgage financing in 1997.

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

The Company's total outstanding mortgage loan indebtedness at March 31, 1997 was $910.6 million (including its pro rata share of joint venture debt). This equated to a debt to Total Market Capitalization (defined as total debt of the Operating Partnership, including its pro rata share of joint venture debt, plus aggregate market value of outstanding shares of common stock, assuming full conversion of OP Units into stock) rate of 46% at March 31, 1997. Such debt consists primarily of conventional mortgages payable secured by individual properties. At March 31, 1997 the Company had a total of $287.3 million of floating rate indebtedness, of which $51 million was refinanced on a fixed rate basis in April, 1997. In connection with $65.1 million of the Company's floating rate indebtedness, the Company has entered into interest rate protection agreements that limit the Company's exposure to increases in interest rates.

The Company has filed a shelf registration, which is not yet effective, to sell s $500 million of common stock and common stock warrants.

The Company's line of credit is $50 million. The outstanding borrowings on the line of credit at March 31, 1997 were $12 million.

At March 31, 1997 the Company had cash and cash equivalents available of $9.6 million.


                                      14
----------------------------------------------------------------------

                    THE MACERICH COMPANY (The Company)

	Funds From Operations

	The Company believes that the most significant measure of its performance is Funds from Operations ("FFO"). FFO is defined by The National Association of Real Estate Investment Trusts ("NAREIT") to be: Net income, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization (excluding: depreciation of personal property, amortization of financing cost and amortization of financial instruments) and after adjustments for unconsolidated joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO
on the same basis.   Also, extraordinary items and significant
non-recurring events are excluded from the FFO calculation. FFO does not represent cash flow from operations, as defined by generally accepted accounting principles, and is not necessarily indicative of cash available to fund all cash flow needs. The following reconciles net income to FFO:



                               		        March 31,
                                   	  1997    		1996
                                   		 ----	    ----
                                (amounts in thousands)

	Net income                       	$6,751 		$4,401
	Adjustments to reconcile
	   net income to FFO:
	      Minority interest	           3,168 		 2,664
	      Depreciation and
          amortization on
	          wholly owned properties  9,474    7,751
	      Less:  Depreciation of
                 personal property	  (109)		  (133)
	      Less:  Amortization of
               loan costs,
                including
	                 interest rate
                    caps
                     and swaps	      (365)	   (652)
	      Pro rata share of joint
           venture depreciation
              and amortization	       553      567
	      Pro rata share of gain on
           sale of joint venture
              assets	                  (1)     (34)
                              		 ---------   ---------
	              FFO               	$19,471   $14,564
                              		 ---------   ---------
                              		 ---------   ---------
	Weighted average number of
     shares outstanding,
       assuming full conversion
          of OP Units	             37,904   	32,073
                               		---------    ---------
                               		---------    ---------

                                      15
----------------------------------------------------------------------

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

	New Accounting Pronouncements, Issued But Not Yet Effective

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" (EPS). SFAS No. 128 supercedes and simplifies the existing computational guidelines under Accounting Principles Board Opinion No. 15. The new pronouncement is effective for periods ended after December 15, 1997. Among other changes, SFAS No. 128 eliminates the presentation of primary EPS and replaces it with basic EPS for which common stock equivalents are not considered in the computation. SFAS No. 128 also revises the computation of diluted EPS. The Company does not expect SFAS No. 128 to have a material impact on its EPS, financial condition or results of operations.




                                     16
----------------------------------------------------------------------

                                   PART II


Other Information
-----------------

Item 1	Legal Proceedings

		None

Item 2	Changes in Securities

		None

Item 3	Defaults Upon Senior Securities

		None

Item 4	Submission of Matters to a Vote of Security Holders

		None

Item 5	Other Information

		None

Item 6	Exhibits and Reports on Form 8-K

(a) Exhibits

11.1 Earnings per share

(b)  Reports on Form 8-K

A report on Form 8-K/A dated February 3, 1997, event date November 30, 1996, was filed with the Securities and Exchange Commission for the purpose of filing the financial statements and pro forma financial information required by Item 7 regarding the acquisition of Vintage Faire Mall and Rimrock Mall.

A report on Form 8-K/A dated February 27, 1997, event date December 30, 1996, was filed with the Securities and Exchange Commission for the purpose of filing the financial statements and pro forma financial information required by Item 7 regarding the acquisition of Buenaventura Mall, Fresno Fashion Fair, and Huntington Center.


17
----------------------------------------------------------------------

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


                              						The Macerich Company




                           						By: /s/ THOMAS E. O'HERN
                                     --------------------
                            						    Thomas E. O'Hern
                            						    Senior Vice President and
                            						    Chief Financial Officer








Date:  May 15, 1997




                                   18
----------------------------------------------------------------------

                               Exhibit Index



Exhibit No.                                                    Page
----------                                                     ----

(a) Exhibits

    11.1 Earnings per share


                                  19
----------------------------------------------------------------------