Form 10-Q
period 1997-06-30
MACERICH CO
filed 1997-08-14
CIK 912242

                SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                        FORM 10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 1997          COMMISSION FILE NO. 1-12504

                     THE MACERICH COMPANY
--------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

           MARYLAND                           95-4448705
----------------------------------            ------------
(State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)              Identification Number)

      233 Wilshire Boulevard, Suite 700, Santa Monica, CA  90401
--------------------------------------------------------------------
         (Address of principal executive office)        (Zip code)

Registrant's telephone number, including area code (310) 394-5333
                                                  ------------------

                              N/A
--------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

Number of shares outstanding of each of the registrant's classes of common stock, as of August 8, 1997.

      Common stock, par value $.01 per share:  25,938,605
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

                         The Macerich Company
                              Form 10Q


                               INDEX


	Page

Part I:  Financial Information

Item 1.  Financial Statements

	Condensed consolidated balance sheets of
     The Company as of June 30, 1997 and
     December 31, 1996.	                              3

	Condensed consolidated statements of
     operations of The Company for the periods
     from January 1 through June 30, 1997 and 1996.  	4

	Condensed consolidated statements of
     operations of The Company for the periods
     from April 1 through June 30, 1997 and 1996.	     5

	Condensed consolidated statements of cash
     flows of The Company for the periods from
     January 1 through June 30, 1997 and 1996.	        6

     Notes to  condensed consolidated financial
     statements	                                       7 to 14

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations	                                 15 to 23


Part II:  Other Information	                         24

            CONSOLIDATED BALANCE SHEETS OF THE COMPANY
                    (Dollars in thousands)
                         (Unaudited)

                                        June 30,		    December 31,
                                         1997		        1996

ASSETS:

Property, net		                        $1,199,941 		$1,108,668
Cash and cash equivalents		                 8,383 		    15,643
Tenant receivables, including
 accrued overage rents of $2,882
 in 1997 and $3,805 in 1996      		        17,911       23,192
Due from affiliates                         3,371 	      3,105
Deferred charges and other assets, net		   24,849 	     20,716
Investment in joint ventures and
 the Management Companies	               	 15,345 	     16,429
                                        -----------   -----------
               Total assets		          $1,269,800 		$1,187,753


LIABILITIES AND STOCKHOLDERS' EQUITY:

Mortgage notes payable:
     Related parties	                    $135,626     $135,944
     Others		                             585,225      584,295
                                       -----------   -----------
     Total		                              720,851 	    720,239
Bank notes payable	                        21,000 	     69,000
Convertible debentures		                  150,000 		         -
Accounts payable 		                           787 		     4,197
Accrued interest expense		                  3,654 		     3,584
Accrued real estate taxes and ground
 rent expense	                              5,192 		     7,616
Due to affiliates		                             - 		       430
Deferred acquisition liability		            5,000 		     5,000
Other accrued liabilities		                26,369 		    27,696
                                    -------------   ------------
               Total liabilities		        932,853 		    837,762

Minority interest in
  Operating Partnership		                107,750        112,242

Commitments and contingencies (Note 10)

Stockholders' equity:
  Preferred stock, $.01 par value,
   10,000,000 shares authorized -
   none issued                                 - 		           -
  Common stock, $.01 par value,
    100,000,000 shares authorized,
    25,931,000 and 25,743,000 shares
    issued and outstanding at
    June 30, 1997 and December
    31, 1996, respectively	                 257 		           257
     Additional paid in capital		       231,616 	        238,346
     Accumulated earnings                     -                -
     Unamortized restricted stock        (2,676)            (854)
                                   --------------     -------------
      Total stockholders' equity	       229,197 	        237,749
      Total liabilities and        --------------     -------------
        stockholders' equity	        $1,269,800 	     $1,187,753
				                               --------------     -------------
                                   --------------     -------------

The accompanying notes are an integral part of these financial statements.

                                        3



          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF THE COMPANY

                                   (Unaudited)
                  (Dollars in thousands, except per share amounts)


                                            	Six Months Ended June 30,
			                                                1997    		1996
                                            --------------- --------------
REVENUES:
     Minimum rents	                              $65,554 		   $46,641
     Percentage rents	                             4,157 	      3,089
	Tenant recoveries                              	 30,913       22,582
     Other	                                        2,029  		    1,073
                                           --------------  -------------
	Total Revenues	                                 102,653 		    73,385
                                           --------------- -------------
OPERATING COSTS:
     Shopping center expenses	                    31,934 		    23,796
     General and administrative expense          	 1,189 	      1,396
     Interest expense	                            31,163 	     20,359
     Depreciation and amortization	               19,681 	     15,650
                                          ---------------  ------------
	Total Expenses	                                  83,967 		    61,201
                                         ---------------   ------------
Equity in income of unconsolidated joint
     Ventures and the management companies	        1,073 		     2,121
	                                        ---------------	  ------------
Income of the Operating Partnership	              19,759       14,305

Minority interest in net income of
     Operating Partnership	                       (6,323)	     (5,277)

Etraordinary loss on early
     extinguishment of debt	                        (512)		      (315)
	                                        ---------------	  -------------

Net income   	                                   $12,924 	  	  $8,713
                                       	 ---------------	  -------------
                                       	 ---------------	  -------------

Net income per share before
      extraordinary item	                          $0.51 		     $0.45
               	                       	 ---------------		 -------------
                                       	 ---------------		 -------------

Net income per common share	                       $0.50   		   $0.44

                                       	 ---------------		  -------------
                                       	 ---------------		  -------------

Dividend/distribution per
      common share outstanding	                    $0.88 		     $0.84
               	                       	 ---------------		 --------------
                                       	 ---------------	  --------------

Weighted average number of
     common shares outstanding	               25,901,000    19,986,000
                                       	 ---------------		--------------
                                       	 ---------------		--------------

Weighted average number of
     Operating Units outstanding	             38,008,000    32,095,000
               	                       	 ---------------		--------------
                                         ---------------  --------------
The accompanying notes are an integral part of these financial statements.

                                     4


       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF THE COMPANY
                              (Unaudited)
              (Dollars in thousands, except per share amounts)

	                                          Three Months Ended June 30,
                                              1997 		   1996
REVENUES:
     Minimum rents	                         $33,500 		 $24,003
     Percentage rents	                        1,950 	    1,519
     Tenant recoveries	                      15,995     12,058
     Other	                                     905 	      513
                                       	 ------------	 --------------
         Total Revenues	                     52,350 		   38,093
                                       	 ------------  -------------

OPERATING COSTS:
     Shopping center expenses	               16,173 		   12,767
     General and administrative expense 	       440 		      607
     Interest expense	                       16,397 		   10,518
     Depreciation and amortization	          10,207 		    7,900
                                        --------------- --------------
          Total Expenses	                    43,217 		   31,792
                                     	 ---------------	 --------------

Equity in income of unconsolidated
    joint ventures and the
       management companies	                   706          939
                                     	 ---------------		--------------

Income of the Operating Partnership	         9,839 		     7,240

Minority interest in net income
    of Operating Partnership	               (3,155)      (2,613)

Extraordinary loss on early
    extinguishment of debt	                   (512)	       (315)
                                      	 --------------	--------------

Net income     	                             $6,172 	    $4,312
                                      	 -------------		--------------
                                     	 --------------		--------------

Net income per share before
    extraordinary item	                       $0.25       $0.23
                                 	    ---------------		--------------
                                  	   ---------------		--------------

Net income per common share	                   $0.24 	    $0.22
                                 	    ---------------		--------------
                                 	    ---------------		--------------

Dividend/distribution per
    common share outstanding	                  $0.44 		   $0.42
                                 	    ---------------		--------------
                                  	   ---------------		--------------

Weighted average number of
    common shares outstanding	            25,953,000  19,996,000
                                     ---------------		--------------
                                 	   ---------------		--------------

Weighted average number of
    Operating Units outstanding	         38,060,000 	 32,105,000
                                 	   ---------------		--------------
                                  	  ---------------		--------------
The accompanying notes are an integral part of these financial statements.


          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS OF THE COMPANY
                     		 (Dollars in thousands)
                                   (Unaudited)
                                        	For six months ended June 30,
                                             1997		         1996
                                     	 ---------------		--------------
Cash flows from
   operating activities:
     Net income 	                           $12,924 		 $8,713
                                    	 ---------------		--------------
     Adjustments to reconcile
      net income to net cash provided
       by operating activities:
     Extraordinary loss on early
        extinguishment of debt	                512 		     315
     Depreciation and amortization	         19,681 		  15,650
     Amortization of discount on
        trust deed note payable	                17 		     331
     Minority interest  in the income
        of the Operating Partnership	        6,323 		   5,277
     Changes in assets and liabilities:
       Tenant receivables, net	              5,281     (4,052)
       Other assets	                           231 		    (101)
       Accounts payable and
          accrued expenses	                 (5,765)		   2,362
       Due to affiliates	                     (696)	   (1,046)
       Other liabilities	                   (1,326)		    (355)
                                 	 ---------------		--------------
          Total adjustments	                24,258  		 18,381
                                 	 ---------------		--------------
     Net cash provided by
          operating activities	             37,182 		  27,094
                                    ---------------		--------------
Cash flows from investing activities:
     Acquisitions of property
          and improvements	                (55,458)		 (66,802)
     Renovations and expansions
          of centers	                       (5,366)		  (5,075)
     Additions to tenant improvements	      (1,467)		    (419)
     Deferred charges	                      (7,338)		  (3,592)
     Equity in income of unconsolidated
          joint ventures and the
            management companies	           (1,073)		  (2,121)
     Distribution from joint ventures	       2,156 		   1,757
     Proceeds from sale of assets	               - 		     948
                                  	 ---------------		--------------
     Net cash used in investing
          activities	                      (68,546)		 (75,304)
                                  	 ---------------		--------------
Cash flows from financing activities:
     Proceeds from notes, mortgages
          and debentures payable	          206,000 		  65,116
     Payments on mortgages and
          notes payable	                  (149,607)		  (1,621)
      Dividends and distributions 	        (32,289)		 (26,743)
                                  	 ---------------		--------------
     Net cash provided by
          financing activities	             24,104     36,752
                                  	 ---------------		--------------
     Net decrease in cash	                  (7,260)	  (11,458)

Cash and cash equivalents,
          beginning of period	              15,643     15,570
                                 	 ---------------		--------------
Cash and cash equivalents,
          end of period	                    $8,383     $4,112
                                 	 ---------------		--------------
                                 	 ---------------		--------------

Supplemental cash flow information:
     Cash payment for interest	            $31,077    $19,781
                                   	 ---------------		--------------
                                   	 ---------------		--------------

Non-cash transactions:
     Acquisition of property by
       assumption of debt	                $46,202     $25,849
                                 	 ---------------		--------------
                                 	 ---------------		--------------

     Acquisition of property by
        issuance of OP units	                 $- 		     $600
                                 	 ---------------		--------------
                                 	 ---------------		--------------
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

The Company, a real estate investment trust under the Internal Revenue Code of 1986, as amended, owns approximately 68% of The Operating Partnership and is the sole General Partner. The limited partnership interest not owned by the Company is reflected in these financial statements as Minority Interest.

              THE MACERICH COMPANY (The Company)
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                  (Dollars in thousands)

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

The non-voting preferred stock of the Management Companies is owned by the Operating Partnership, which provides the Operating Partnership the right to receive 95% of the distributable cash flow from the Management Companies. The Company accounts for the Management Companies and the unconsolidated joint ventures using the equity method of accounting.

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


      COMBINED AND CONDENSED BALANCE SHEETS OF JOINT VENTURES
                 AND THE MANAGEMENT COMPANIES

	  	                                 June 30,		December 31,
                                  		  1997		       1996
	                          	   ---------------	--------------
Assets:
    Properties, net		                $106,093 		$106,751
    Other assets	                   	   7,771     13,257
 		                           ---------------		-------------
    Total assets		                   $113,864 		$120,008
 		                           ---------------		-------------
		                            ---------------		-------------

Liabilities and partners' capital:
    Mortgage notes payable		         $84,628 	 	$81,925
    Other liabilities		                4,729  		 11,116
    The Company's capital		           15,345  		 16,429
    Outside Partners' capital  		      9,162  		 10,538
		                            ---------------		-------------
    Total liabilities and
      partners' capital 	           $113,864 	  $120,008
		                            ---------------		-------------
		                            ---------------		-------------

                THE MACERICH COMPANY (The Company)
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                  (Dollars in thousands)


3. Investments in Unconsolidated Joint Ventures and the Management Companies - Continued


           COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES
                     AND THE MANAGEMENT COMPANIES
	               Three Months Ended June 30  	Six Months Ended June 30
                   1997            1996        	1997		          1996
                  --------------- -------------	 -------------	 ------------
Revenues	            $7,802 	      $7,117       	 $15,670      	 $15,350
                  --------------- --------------	 ------------  -----------
Expenses:
 Shopping center
    Expenses          2,449	        1,397         	 5,053 		       3,691
     Interest         1,573	        1,613         	 3,135     		   3,213
     Management
      company
         expense       882 	          845         	 1,904 		       1,804
     Depreciation and
      Amortization   1,125 	          922 	         2,245 		       2,042
                   --------------- --------------	 ------------  ----------
     Total operating
       Costs         6,029         	4,777         	12,337     		  10,750
                  --------------- --------------	 -------------  ----------
Gain on sale of
     Land              340 	          105 	           347 		         282
                  --------------- --------------	 -------------  ----------
     Net income     $2,113	        $2,445        	 $3,680 		      $4,882
                  --------------  --------------	 -------------  ----------
                  --------------  --------------	 -------------  ----------


Significant accounting policies used by the unconsolidated joint ventures and the Management Companies are similar to those used by the Company.

Included in mortgage notes payable are amounts due to related parties of $43,500 at June 30, 1997 and December 31, 1996. Interest expense incurred on these borrowings amounted to $750 and $748 for the three months ended June 30, 1997 and 1996, respectively, and $1,483 and $1,488 for the six months ended June 30, 1997 and 1996, respectively.

The following table sets forth the Operating Partnership's beneficial interest in the joint ventures and the Management Companies:


            PRO RATA SHARE OF COMBINED AND  STATEMENT OF
        OPERATIONS OF JOINT VENTURES AND THE MANAGEMENT COMPANIES



        	   	Three Months Ended June 30  	Six Months Ended June 30
	              1997         1996		           1997	     1996
              ---------- ----------	     	---------- 	----------
Revenues	        $3,478    $3,547 		        $6,886	   $7,491
              ---------- ----------		      ---------- 	----------
Expenses:

Shopping
  center
   expenses        926       999 		          1,937   	 1,784
Interest           512       539 	         	 1,020	    1,072
Management company
   Expense         838       725 	         	 1,809	    1,636
Depreciation and
   Amortization    561       365 	         	 1,113     	 932
              ---------- ----------      		----------  	----------
Total
  operating
    costs        2,837     2,628          		 5,879   	 5,424
              ---------- ----------	     	----------  	----------
Gain on sale
    of land         65        20 	            	 66      	 54
              ---------- ----------	       ----------		----------
Net income        $706      $939 		         $1,073 	  $2,121
              ---------- ----------	      	---------- 	----------
              ---------- ----------	      	---------- 	----------


                THE MACERICH COMPANY (The Company)
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                   (Dollars in thousands)
4.	Property:


Property is comprised of the following:



                             	June 30,	      	December 31,
                                1997		            1996
                             	----------		     ----------
Land	                       $259,447         		 $239,847
Building Improvements	     1,071,400 	         	 990,125
Tenant Improvements	          35,616 	          	 34,149
Equipment and Furnishings     	5,554            		 4,769
Construction in Progress	      9,560 	           	 4,195
	                            ----------      		----------
                          	1,381,577         		1,273,085

Less, accumulated
  depreciation	             (181,636)	       	 (164,417)
	                          ----------	        	----------
                         	$1,199,941       		$1,108,668
                          	----------        		----------
                          	----------        		----------

5.	Deferred Charges And Other Assets:


Deferred charges and other assets include leasing, financing and other assets are:


                                  	June 30,	    December 31,
                                     1997          1996
                                  	----------	   ----------
Leasing                           	 $25,959        	$25,629
Financing	                           12,042         	 7,891
                                   	----------  	----------
                                   	 38,001        	 33,520
Less, accumulated amortization	     (15,551)	       (15,434)
                                  	----------   	----------
           	                         22,450        	 18,086
Other assets	                         2,399	          2,630
         	                        ----------    	----------
     Total                         	$24,849        	$20,716
                                	----------	     ----------
                                	----------     	----------


                 THE MACERICH COMPANY (The Company)
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                      (Dollars in thousands)


6.	Mortgage Notes Payable:

Mortgage notes payable at June 30, 1997 and December 31, 1996 consists of the following:

	                    Carrying Amount of Notes
						  	            1997	               1996
Property Pledged         Related	          Related	    Interest	Payment	Maturity
 As Collateral   Other    Party    Other    Party	       Rate	   Terms	  Date

Capitola Mall      ---- $37,824      ----	$37,976       9.25%    	316 (d)	2001
Chesterfield
   Towne Center $66,009    ----      ----   ----        9.10%	    548 (e)	2024
Chesterfield
   Towne Center   ----     ----   $59,023  ----         8.75%     475 (e)	2024
Chesterfield
   Towne Center   ----     ----     5,304  ----         9.38%      43 (e)	2024
Chesterfield
   Towne Center   ----     ----     1,922  ----	         8.88%     16 (e)	2024
Chesterfield
   Towne Center  3,403     ----     3,444  ----         8.54%	     28 (d)	1999
Crossroads Mall(a) ---  $35,802      ----	 35,968       7.08%	    244(d) 	2010
Fresno
   Fashion Fair 38,000     ----    38,000	 ----          8.40%	interest only 	2005
Greeley Mall    18,172     ----    18,514 ----           8.50%     187(d)	2003
Green Tree Mall/
Crossroads - OK/
	Salisbury (b) 117,714     ----   117,714 ---- 	         7.23%	interest only 	2004
Holiday Village ----     17,000      ---- 17,000         6.75%	interest only 	2001
Lakewood Mall(c)127,000    ----   127,000  ---- 	        7.20%	interest only	2005
Northgate Mall ----      25,000      ---- 	 25,000       6.75%	interest only	2001
Parklane Mall  ----      20,000      ----	  20,000       6.75%	interest only	2001
Queens Center 65,100       ----    65,100    ----         (f)	interest only	1999
Rimrock Mall  31,760       ----    31,994    ----       7.70%        244(d)	2003
South Towne
  Center      11,202       ----      ----    ----         (g)	interest only	1998
Valley
  View Mall   51,000       ----    60,000    ----         (h)	interest only	2006
Villa Marina
  Marketplace   ----       ----      ----    ----         (i)	interest only	(I)
Vintage Faire
  Mall (j)	   55,865       ----    56,280    ----       7.65%        427(d)	2003
         	 --------- ---------  ---------	 ---------

    Total	$585,225   $135,626   $584,295 	$135,944
		      	 --------- ---------  ---------	 ---------
		      	 --------- ---------  ---------	 ---------

Weighted average interest rate at June 30, 1997		     	7.55%
				                                                   -------
                                                	      -------

Weighted average interest rate at December 31, 1996	  	7.45%
               				                      	             ---------
                                      				             ---------

Notes:

(a) This note was issued at a discount. The discount is being amortized over the life of the loan using the effective interest method. At June 30, 1997 and December 31, 1996 the unamortized discount was $446 and $463, respectively.

(b) This loan is cross collateralized by Green Tree Mall, Crossroads Mall, Oklahoma and Salisbury.

(c) On August 15, 1995 the Company issued $127,000 of collateralized floating rate notes (the "Notes"). The Notes bear interest at an average fixed rate of 7.20% and mature in July 2005.

                 THE MACERICH COMPANY (The Company)
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                     (Dollars in thousands)


6.	Mortgage Notes Payable, Continued:

The Note requires the Company to deposit all cash flow from the property operations with a trustee to meet its obligations under the Notes. Cash in excess of the required amount, as defined, is released. Included in cash and cash equivalents is $750 of restricted cash deposited with the trustee at June 30, 1997 and at December 31, 1996.

(d)		This represents the monthly payment of principal and interest.

(e) This amount represents the monthly payment of principal and interest. In addition, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property's gross receipts (as defined in the loan agreement) exceeds a base amount specified therein. Contingent interest expense recognized by the Company was $0 for the period ended June 30, 1997 and $155 for the six months ended June 30, 1996. As of January 1, 1997 all these loans were consolidated into a new loan of $66,200 at an interest rate of 9.1%.

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

(h) As of December 31, 1996 this loan bore interest at LIBOR plus 1.50%; however, on April 16, 1997 the Company converted this into a fixed rate loan bearing interest at 7.89% and maturing in October 2006.

(i) This credit facility, secured by Villa Marina Marketplace, originally bore interest at LIBOR plus 1.25% (7.00% at March 31, 1997), matures in March, 1998 and had a $0 balance at June 30, 1997. On August 6, 1997 the Company borrowed $58,000 on this facility, fixed the interest rate at 7.23% and extended the maturity to October, 2006.

(j) Included in cash and cash equivalents is $3,033 and $3,025 at June 30, 1997 and December 31, 1996, respectively, of cash restricted under the terms of this loan agreement.

Certain mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

The market value of mortgage notes payable at June 30, 1997 and December 31, 1996 is estimated to be approximately $694,000 and $733,000, respectively, based on current interest rates for comparable loans.

7.	Bank Notes Payable:

The Company has a $50,000 unsecured line of credit with a bank. The line of credit bears interest at LIBOR plus 1.375% and matures in June 1998. There was a $21,000 balance outstanding on the line of credit at June 30, 1997 and $12,000 at December 31, 1996.
Also, at December 31, 1996 there was a $57,000 unsecured note which was paid off in 1997.

                    THE MACERICH COMPANY (The Company)
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                         (Dollars in thousands)


8.	Convertible Debentures:

On June 27, 1997, the Company issued and sold $150,000 of convertible subordinated debentures (the "Debentures") due 2002. The Debentures, which were sold at par, bear interest at 7.25% annually (payable semi-annually) and are convertible at any time, on or after 60 days, from the date of issue at a conversion price of $31.125 per share. The Debentures mature on December 15, 2002 and are callable by the Company after June 15, 2002 at par plus accrued interest. An additional $11,400 of debentures were sold in July, 1997.

9.	Related-Party Transactions:

The Company engaged The Management Companies to manage the operations of the unconsolidated joint ventures and other affiliated shopping centers. The Management Companies are reflected under the equity method of accounting for investments.

Certain mortgage notes were held by outside partners of the individual Macerich Group partnerships. Interest expense in connection with these notes was $2,503 and $2,691 for the three months ended June 30, 1997 and 1996, respectively, and $4,993 and $5,417 for the six months ended June 30, 1997 and 1996, respectively. Included in accrued interest expense is interest payable to these partners of $491 and $516 at June 30, 1997 and December 31, 1996, respectively.

10.	Commitments and Contingencies:

Certain partnerships have entered into noncancellable operating ground leases. The leases expire at various times through 2060, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percent of base rent income, as defined. Ground rent expenses were $342, including contingent rents of $0, for the six months ended June 30, 1997, and $388 for the six months ended June 30, 1996 including contingent rents of $10. Ground rent expenses were $171 and $204 for three months ended June 30, 1997 and 1996, respectively.

Perchloroethylene (PCE) has been detected in soil and groundwater in the vicinity of a dry cleaning establishment at North Valley Plaza. The California Department of Toxic Substance Control
(DTSC) has advised the Company that very low levels of Dichlorethylene (1,2,DCE) a degradation byproduct of PCE, have been detected in a water well located 1/4 mile west from the dry cleaners, and that the dry cleaning facility may have contributed to the introduction of 1,2 DCE into the water well. According to DTSC, the maximum contaminant level (MCL) for 1,2DCE which is permitted in drinking water is 6 parts per billion (ppb); and the 1,2DCE was detected in the water well at 1.2 ppb, which is below the MCL. The Company has retained an environmental consultant and has initiated extensive testing of the site, although the extent of the impacted soil and groundwater has not been fully defined. Remediation is scheduled to begin in the first half of 1997. The joint venture that owns that property had a $674 reserve at June 30, 1997. In addition, $166 has already been incurred, to cover professional fees, testing costs and remediation.

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

               THE MACERICH COMPANY (The Company)
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                   (Dollars in thousands)


10.	Commitments and Contingencies, Continued:

drinking water is 150 ppb. Although the Company believes that no remediation will be required, it has set up a $150 reserve, of which $5 has already been incurred, to cover professional fees and testing costs. The Company intends to look to the responsible parties and insurers if remediation is required.

Dry cleaning chemicals, including PCE were detected in soil and groundwater in the vicinity of a dry cleaning establishment at Villa Marina Marketplace. The previous owner of the property has reported the release to the local government authorities and has agreed, subject to a limited indemnity agreement, to fully assess and remediate the site to the extent required by those authorities. The previous owner removed the dominant source of impacted soil in 1996. The local regulators have confirmed in writing that no further action is required with respect to the soil and have requested additional assessment of the groundwater. The previous owner is conducting such assessment. Although the Company believes that it will not be required to participate in assessment or remediation activities, it has set up a $150 reserve ($31 of which has already been incurred) to cover professional and legal fees.

Dry cleaning chemicals including PCE were detected in soil and groundwater in the vicinity of a former dry cleaning establishment at Huntington Center. The release has been reported to the local government authorities. The Company estimates, based on the data currently available, that costs for assessment, remediation and legal services will not exceed $500. Consequently, a $500 reserve was established at the time of the acquisition ($7 of which has already been incurred) to cover professional and legal fees. The Company intends to look to responsible parties and insurers for cost recovery.

The Company acquired Fresno Fashion Fair in December 1996. Asbestos has been detected in structural fireproofing throughout much of the Mall. Recent testing data conducted by a professional environmental consulting firms indicates that the fireproofing is largely inaccessible to building occupants and is well adhered to the structural members. Additionally, airborne concentrations of asbestos are well within OSHA's permissible exposure limit (PEL) of .1 fcc. The Company intends to abate asbestos fireproofing as tenant spaces become vacant. A reserve of $3.3 million was set up at acquisition ($12 of which has already been incurred) to cover future removal of this asbestos, as necessary.

11.	Acquisition:

South Towne Center was acquired in March, 1997 for approximately $98,000, which included assumption of debt of $46,200 and $51,800 in cash. On a pro forma basis, reflecting this acquisition as if it had occurred on January 1, 1997, the Company would have reported, for the six months ended June 30, 1997, total revenues of $105,455, net income of $13,109, and net income per share of $0.51. On a pro forma basis, if the acquisition had occurred on January 1, 1996, the Company would have reported, for the six months ended June 30, 1996, total revenues of $77,713, net income of $8,927 and net income per share of $0.45. This pro forma information is based on assumptions management believes to be appropriate. The pro forma information is not necessarily indicative of what the actual results would have been had the acquisition occurred at the beginning of the period indicated, nor does it purport to project the Company's financial position or results of operations at any future date or for any future period.

12.	Subsequent Event:

On August 6, 1997 a dividend of $0.44 per share was declared for shareholder and OP unit holders of record on August 18, 1997. The dividend is payable on September 9, 1997.

On August 6, 1997 the Company acquired Stonewood Mall for $92,000. The Company paid cash for the acquisition and concurrently borrowed $58,000 under its credit facility secured by Villa Marina Marketplace.

                 THE MACERICH COMPANY (The Company)

                                Item II

     Management's Discussion and Analysis of Financial Condition and
                        Results of Operations

		The following discussion is based primarily on the consolidated balance sheet of the Macerich Company ("the Company") as of June 30, 1997, and also compares the activities for the six months and three months ended June 30,
1997, to the activities for the six months and three months ended June 30,
1996.

	This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect the fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

	This Quarterly Report on Form 10-Q contains or incorporates statements that constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Quarterly Report on Form 10-Q and include statements regarding, among other matters, the Company's growth opportunities, the Company's acquisition strategy, regulatory matters pertaining to compliance with governmental regulations and other factors affecting the Company's financial condition or results of operations. Stockholders are cautioned that any such forward looking statements are not guarantees of future performance and involve risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from the future results, performance or achievements, expressed or implied in such forward looking statements.

	On August 15, 1995, the Company acquired The Centre at Salisbury ("Salisbury") in Salisbury, Maryland. Capitola Mall ("Capitola"), in Capitola, California was acquired on December 21, 1995, and Queens Center ("Queens"), in Queens, New York was acquired on December 28, 1995. These properties are known as the "1995 Acquisition Centers". In January, 1996 the company acquired Villa Marina Marketplace in Marina del Rey, California and in October, 1996 Valley View Mall in Dallas, Texas was acquired. In November, 1996 Rimrock Mall in Billings, Montana and Vintage Faire Mall in Modesto, California were acquired. In addition, in December, 1996 three malls were acquired: Buenaventura Mall in Ventura, California; Fresno Fashion Fair in Fresno, California; and Huntington Center in Huntington Beach, California. Together these acquisitions are referred to as the "1996 Acquisition Centers".
The 1996 financial statements include Villa Marina Marketplace from the date of acquisition to June 30, 1996 and do not include results from any of the other 1996 Acquisition Centers. The 1997 financial statements include all the 1996 Acquisition Centers for the entire six months. On March 27, 1997 South Towne Center in Sandy, Utah was acquired and the results from this acquisition were included from March 27 through June 30, 1997. As a result of the acquisitions, many of the variations in the results of operations, discussed below, occurred due to the addition of these properties to the portfolio during 1997, 1996 and 1995. Many factors, such as availability and cost of capital, overall debt to market capitalization level, interest rates and availability of potential acquisition targets that meet the Company's criteria, impact the Company's ability to acquire additional properties. Accordingly, management is uncertain as to whether during the balance of 1997 there will be similar acquisitions and corresponding increases in revenues, net income and funds from operations that occurred as a result of the 1996 and 1995 acquisitions.

               THE MACERICH COMPANY (The Company)


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

          THE MACERICH COMPANY - (The Company)

Results of Operations - Six months Ended June 30, 1997 and 1996

	Revenues

Minimum and percentage rents together increased $20.0
million to $69.7          million for the six months ended June
30, 1997 compared to $49.7 million in the six months ended June
30, 1996. The 1997 and 1996 Acquisition Centers were the primary reasons for this increase.

Tenant recoveries for the second quarter of 1997 increased by $8.3 million. This was due to the addition of the 1996 Acquisition Centers and the 1997 Acquisition ($9.4 million) and decreases in recoverable expenses at the other centers of $1.1 million.

	Expenses

Operating expenses, including shopping center,
management, leasing and ground rent expense, increased by $8.1 million for the six months ended June 30, 1997 compared to the same period in 1996. This increase was due to the addition of the 1997 and 1996 Acquisition Centers ($9.5 million) and
decreases in other centers recoverable expenses of    $1.5
million. Depreciation and amortization increased by $4.0
million.    This increase was primarily due to the 1996
Acquisition Centers. Interest expense increased by $10.8 million primarily due to the increased interest expense on debt attributable to the 1997 and 1996 Acquisition Centers.

	Income From Unconsolidated Joint Ventures and The Management
 Companies

The income from unconsolidated joint ventures decreased to $1.1 million compared to $2.1 million for the period ended June 30, 1996. This decrease was primarily due to reduced fee income relating to the sale of a managed asset of approximately $350 in 1997 compared to 1996, and a reduction of approximately $400 in net operating income at Panorama Mall.

	Loss on Early Extinguishment of Debt

The Company paid off $148,000 million of debt during the second quarter of 1997 resulting in unamortized loan costs of $512 being written off as an extraordinary item in the second quarter of 1997, compared to $315 in the second quarter of 1996.

	Net Income

Net income for the period increased to $12.9 million compared to $8.7 million for the six months ended June 30, 1996. This increase was due to the factors discussed above.

	Cash Flows From Operating Activities

As a result of the factors discussed above, cash flow from operations increased to $37.2 million for the six months ended June 30, 1997 from $27.1 million for the same period in 1996.

             THE MACERICH COMPANY (The Company)


	Cash Flows From Investing Activities

Net cash flow used in investing activities decreased to
$68.5 million from $75.3    million due primarily to less cash
being used for acquisitions in 1997 compared to 1996.

               THE MACERICH COMPANY (The Company)


Results of Operations - Three months Ended June 30, 1997 and 1996

	Revenues

Minimum and percentage rents together increased $9.9 million for the three months ended June 30, 1997 compared to the same period in 1996. This increase resulted primarily from 1997 and 1996 Acquisition Centers.

Tenant recoveries increased to $16.0 million in June 30, 1997, from $12.1 million in 1996. The 1997 and 1996
Acquisition Centers were responsible for $5.2 million of this increase. The balance is primarily due to lower Same Centers recoverable expenses of $1.1 million.

	Expenses

Operating expenses, including shopping center and ground rent expenses, increased by $3.4 million to $16.2 million in the second quarter of 1997, most of which related to the 1997 and 1996 Acquisition Centers ($4.8 million). Depreciation and amortization for the quarter increased to $10.2 million from $7.9 million for the same period in 1996. Virtually all of this increase was attributable to the 1997 and 1996 Acquisition Centers. Interest expense increased from $10.5 million in 1996 to $16.4 million in 1997. Most of the increase related to debt assumed on, or debt incurred to acquire, the 1997 and 1996 Acquisition Centers.

	Income From Unconsolidated Joint Ventures and The Management
 Companies

The income from unconsolidated joint ventures and the Management Companies decreased from $939,000 in 1996 to $706,000 in 1997. This decrease was primarily due to decreased net income from the Management Companies.

	Net Income

Net income for the period increased to $6.2 million from $4.3 million for the three months ended June 30, 1996. This increase was due to the factors discussed above.

	Cash Flows From Operating Activities

As a result of the factors discussed above, cash flow from operations increased by $13.5 million in the second quarter of 1997 from $11.2 million during the second quarter of 1996.

	Cash Flows From Investing Activities

Net cash flow used in investing activities decreased by $8.9 million compared to $10.7 million due primarily to less cash being used for acquisitions in the second quarter of 1997 compared to 1996.

               THE MACERICH COMPANY (The Company)


	Cash Flows From Financing Activities

Cash flow from financing activities decreased by $5.8 million in the second quarter of 1997 compared to $5.1 million for the second quarter of 1996 as a result of more mortgage financing in 1997.

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

The Company's total outstanding loan indebtedness at
June 30, 1997 was $921.4               million (including its
pro rata share of joint venture debt). This equated to a debt to Total Market Capitalization (defined as total debt of the Operating Partnership, including its pro rata share of joint venture debt, plus aggregate market value of outstanding shares of common stock, assuming full conversion of OP Units into stock) rate of 47% at June 30, 1997. Such debt consists primarily of conventional mortgages payable secured by individual properties, plus $150 million of convertible debentures maturing in December, 2002 at a conversion price $31.125. At June 30, 1997 the Company had a total of $86 million of floating rate indebtedness. In connection with $65.1 million of the Company's floating rate indebtedness, the Company has entered into interest rate protection agreements that limit the Company's exposure to increases in interest rates.

The Company has filed a shelf registration, which is not yet effective, to sell $500 million of common stock and common stock warrants.

The Company's line of credit is $50 million. The outstanding borrowings on the line of credit at June 30, 1997 were $21.0 million.

At June 30, 1997 the Company had cash and cash
equivalents available of $8.4   million.

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

	                                Six months ended				Three months ended
                            	         June 30,			  	    June 30,
                                  	  1997	    1996     1997	   1996
                                  	        (amounts in thousands)
Net income	                       $12,924      $8,713 $6,172 	 $4,312
Adjustments to reconcile
   net income to FFO:
      Loss on early
       extinguishment of debt	        512 		     315     512	     315
      Minority interest	            6,323      5,277   3,155    2,613
      Depreciation and amortization
       on wholly owned properties	 19,681 	   15,650 	10,207    7,900
      Less amortization of loan
       costs and depreciation of
         personal property	       (1,057)	   (1,315)	  (581)     (530)
      Interest on convertible
       debentures	                   119 	    	   -     119 	      -
      Pro rata share of joint venture
		       depreciation and
           amortization of
            real estate	           1,113     		 932	    560       365
      Pro rata share of (gain)
          loss on sale of
           joint venture assets	    (66)	     	 (54)	  (65)		     (20)
                          	    -----------	----------- -------- -----------
Total FFO	                      $39,549      $29,518	$20,079		 $14,955
                                -----------	 --------- -------- -----------
                                -----------  --------- -------- -----------
Weighted average number of
 shares outstanding,
  assuming full conversion
     of OP Units	                 38,008 	    32,095  38,060     32,105
                               -----------	 --------- -------- -----------
                               -----------	 --------- -------- -----------


	The 1997 weighted average number of shares outstanding includes convertible debentures of $150,000,000 bearing interest at 7.25% at a conversion price of $31.125 issued on June 27, 1997.

	Included in minimum rents for the six months ended June
30, 1997 were $1,726,600          of rents attributable to the
accounting practice of "straight lining of rents." This compares to $745,000 for the same period in 1996.

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

In June 1997, the FASB issued SFAS No. 130 Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company does not expect this pronouncement to materially impact the Company's results of operations.

In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. The new standard becomes effective for the Company for the year ending December 31, 1998, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company does not expect this pronouncement to materially change the Company's current reporting and disclosures.

                               PART II

Other Information

Item 1	Legal Proceedings

		None

Item 2	Changes in Securities

		None

Item 3	Defaults Upon Senior Securities

		None

Item 4	Submission of Matters to a Vote of Security Holders

		The Company's Annual Meeting of Stockholders was held on
May 28, 1997,               shares of the Company's Common Stock
were represented at the Annual Meeting in person or by proxy.

		Stockholders voted in favor of the re-election of three nominees for directors to each serve a three year term. The voting results for each nominee were as follows:

                	Voted in Favor Votes Against  	           Broker
Nominee	           Of Election	  Election     Abstentions Non-Votes

Arthur M. Coppola	  23,416,331	     0          	903,550	      0
Jame S. Cownie     	23,416,331	     0          	903,550      	0
Mace Siegel	        23,416,331	     0	          903,550	      0


		At the Company's Annual Meeting of Stockholders, stockholders also approved an amendment and restatement of the Company's 1994 Stock Incentive Plan,
15,135,399 shares were voted in favor of the amendment and restatement of the
Plan, 6,373,996 shares were voted against the amendment and restatement of the
Plan, 59,597 shares represented abstentions and 2,750,889 shares represented broker non-votes.  Stockholders also ratified the appointment of Coopers &
Lybrand L.L.P. as the Company's independent auditor.  24,227,712 shares were voted in favor of this proposal, 15,804 shares were voted against this proposal, 76,365 shares represented abstentions and 0 shares represented broker non-votes.

Item 5	Other Information

		None

Item 6	Exhibits and Reports on Form 8-K
  (a)  Exhibits

       11.1 Earnings per share

  (b)  Reports on Form 8-K

       A report on Form 8-K dated July 3, 1997, event date June 20, 1997, was filed with the Securities and Exchange Commission for the purpose of filing the information required by Items 5, 7 and 9 regarding the sale of Euro-Convertible Bonds.

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








Date:  August 14, 1997

                                Exhibit Index

Exhibit No.                                                Page
----------                                                 ----

(a)  Exhibits

     11.1 Earnings per share