Form 10-Q
period 1997-09-30
MACERICH CO
filed 1997-11-17
CIK 912242

THE MACERICH COMPANY (The Company) and
                  MACERICH PREDECESSOR AFFILIATES (Predecessor)

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        FOR QUARTER ENDED SEPTEMBER 30, 1997 COMMISSION FILE NO. 1-12504

                              THE MACERICH COMPANY
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           MARYLAND                                        95-4448705
           ----------------------------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
 incorporation or organization)

            233 Wilshire Boulevard, Suite 700, Santa Monica, CA 90401
--------------------------------------------------------------------------------
          (Address of principal executive office)          (Zip code)

       Registrant's telephone number, including area code (310) 394-5333
                                       N/A
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Number of shares outstanding of each of the registrant's classes of common stock, as of November 7, 1997.

               Common stock, par value $.01 per share: 25,962,155
--------------------------------------------------------------------------------

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

                                           The Macerich Company
                                                 Form 10Q


                                                  INDEX


                                                                       Page

Part I:  Financial Information

Item 1.  Financial Statements

            Condensed consolidated balance sheets of The Company
            as of September 30, 1997 and December 31, 1996.                 3

            Condensed consolidated statements of operations of The
            Company for the periods from January 1, 1997 through
            September 30, 1997 and January 1, 1996 through
            September 30, 1996.                                             4

            Condensed  consolidated  statements of operations of
            The Company for the periods from July 1, 1997 through
            September 30, 1997 and July 1, 1996 through
            September 30, 1996.                                             5

            Condensed  consolidated  statements of cash flows of
            The Company for the periods from January 1 through
            September 30, 1997 and January 1, 1996 through
            September 30, 1996.                                             6

            Notes to  condensed consolidated financial statements     7 to 16

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     17 to 24


Part II:  Other Information                                                25

              CONDENSED CONSOLIDATED BALANCE SHEETS OF THE COMPANY
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                                        September 30,          December 31,
                                                                                            1997                   1996

                                     ASSETS:

Property, net                                                                                  $1,286,044          $1,108,668
Cash and cash equivalents                                                                          12,820              15,643
Tenant receivables, including accrued overage rents of
     $3,693 in 1997 and $3,805 in 1996                                                             22,527              23,192
Due from affiliates                                                                                 3,379               3,105
Deferred charges and other assets, net                                                             28,307              20,716
Investment in joint ventures and the Management Companies                                          13,205              16,429
                                                                                    ----------------------   -----------------
                                                                                    ----------------------   -----------------
               Total assets                                                               $1,366,282          $1,187,753
                                                                                    ----------------------   -----------------
                                                                                    ----------------------   -----------------

                                                                                    ----------------------   -----------------
                                                                                    ----------------------   -----------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY:

Mortgage notes payable:
     Related parties                                                                             $135,480            $135,944
     Others                                                                                       681,341             584,295
                                                                                    ----------------------   -----------------
                                                                                    ----------------------   -----------------
     Total                                                                                        816,821             720,239
Bank notes payable                                                                                 11,000              69,000
Convertible debentures                                                                            161,115                   -
Accounts payable                                                                                    1,044               4,197
Accrued interest expense                                                                            6,844               3,584
Accrued real estate taxes and ground rent expense                                                   9,814               7,616
Due to affiliates                                                                                       -                 430
Deferred acquisition liability                                                                      5,000               5,000
Other accrued liabilities                                                                          31,541              27,696
                                                                                    ----------------------   -----------------
                                                                                    ----------------------   -----------------
               Total liabilities                                                                1,043,179             837,762
                                                                                    ----------------------   -----------------
                                                                                    ----------------------   -----------------

Minority interest in Operating Partnership                                                        102,996             112,242
                                                                                    ----------------------   -----------------
                                                                                    ----------------------   -----------------

Commitments and contingencies (Note 10)

Stockholders' equity:
      Preferred stock, $.01 par value, 10,000,000 shares
              authorized - none issued                                                                  -                   -
     Common stock, $.01 par value, 100,000,000 shares
              authorized, 25,960,000 and 25,743,000 shares issued and
              outstanding at September 30, 1997 and December 31, 1996, respectively                   257                 257
     Additional paid in capital                                                                   223,416             238,346
     Accumulated earnings                                                                               -                   -
     Unamortized restricted stock                                                                  (3,566)               (854)
                                                                                    ----------------------   -----------------
                                                                                    ----------------------   -----------------
              Total stockholders' equity                                                          220,107             237,749
                                                                                    ----------------------   -----------------
                                                                                    ----------------------   -----------------
                   Total liabilities and stockholders' equity                                  $1,366,282          $1,187,753
                                                                                    ----------------------   -----------------
                                                                                    ----------------------   -----------------

   The accompanying notes are an integral part of these financial statements.
                                       3

                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF THE COMPANY
                                                (Unaudited)
                              (Dollars in thousands, except per share amounts)


                                                                     Nine months ended September 30
                                                                      1997                   1996
                                                               --------------------   --------------------
                                                               --------------------   --------------------

REVENUES:
     Minimum rents                                                        $101,228                $70,890
     Percentage rents                                                        6,434                  4,570
     Tenant recoveries                                                      49,558                 34,033
     Other                                                                   2,465                  1,642
                                                               --------------------   --------------------
                                                               --------------------   --------------------
         Total Revenues                                                    159,685                111,135
                                                               --------------------   --------------------
                                                               --------------------   --------------------

OPERATING COSTS:
     Shopping center expenses                                               51,830                 36,076
     General and administrative expense                                      2,099                  1,862
     Interest expense                                                       47,402                 30,490
     Depreciation and amortization                                          29,815                 23,799
                                                               --------------------   --------------------
                                                               --------------------   --------------------
          Total Expenses                                                   131,146                 92,227
                                                               --------------------   --------------------
                                                               --------------------   --------------------

Equity in income (loss) of unconsolidated joint ventures
     and the management companies                                           (7,608)                 2,876

Gain on sale of asset                                                        1,620                      -

Extraordinary loss on early extinguishment of debt                            (563)                  (315)
                                                               --------------------   --------------------
                                                               --------------------   --------------------

Income of the Operating Partnership                                         21,988                 21,469

Minority interest in net income of Operating Partnership                    (7,195)                (8,096)
                                                               --------------------   --------------------
                                                               --------------------   --------------------

Net income                                                                 $14,793                $13,373
                                                               ====================   ====================
                                                               ====================   ====================

Earnings per common share:
     Income before extraordinary items                                       $0.59                  $0.68
     Extraordinary item                                                      (0.02)                 (0.01)
                                                               ====================---====================
          Net income                                                         $0.57                  $0.67
                                                               ====================   ====================
                                                               ====================   ====================

Dividend/distribution per common share outstanding                           $1.32                  $1.26
                                                               ====================   ====================
                                                               ====================   ====================

Weighted average number of
     common shares outstanding                                          25,886,000             19,993,000
                                                               ====================   ====================

   The accompanying notes are an integral part of these financial statements.

                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS OF THE COMPANY
                                              (Unaudited)
                            (Dollars in thousands, except per share amounts)


                                                               Three Months Ended September 30,
                                                                        1997                  1996

REVENUES:
     Minimum rents                                                          $35,674              $24,249
     Percentage rents                                                         2,278                1,482
     Tenant recoveries                                                       18,645               11,451
     Other                                                                      435                  567
                                                                  ------------------    -----------------
         Total Revenues                                                      57,032               37,749
                                                                  ------------------    -----------------

OPERATING COSTS:
     Shopping center expenses                                                19,896               12,279
     General and administrative expense                                         910                  466
     Interest expense                                                        16,239               10,131
     Depreciation and amortization                                           10,134                8,148
                                                                  ------------------    -----------------
          Total Expenses                                                     47,179               31,024
                                                                  ------------------    -----------------

Equity in income (loss) of unconsolidated joint ventures
     and the management companies                                            (8,681)                 754

Gain on sale of asset                                                         1,620                    -

Extraordinary loss on early extinguishment of debt                              (51)                   -
                                                                  ------------------    -----------------

Income of the Operating Partnership                                           2,741                7,479

Minority interest in income of Operating Partnership                           (871)              (2,820)
                                                                  ------------------    -----------------

Net income                                                                   $1,870               $4,659
                                                                  ==================    =================

Earnings per share:
     Income before extraordinary items                                        $0.07                $0.23
     Extraordinary items                                                       0.00                 0.00
                                                                  ------------------    -----------------

           Net income per share                                               $0.07                $0.23
                                                                  ==================    =================

Dividend/distribution per common share outstanding                            $0.44                $0.42
                                                                  ==================    =================

Weighted average number of common shares outstanding                     25,956,000           19,993,000
                                                                  ==================    =================

   The accompanying notes are an integral part of these financial statements.

                                          THE MACERICH COMPANY (The Company)
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS OF THE COMPANY
                                                    (In Thousands)



                                                                                For nine months ended September 30
                                                                                     1997                  1996
                                                                            ---------------------  --------------------
                                                                            ---------------------  --------------------
Cash flows from operating activities:
     Net income                                                                          $14,793               $13,373
                                                                            ---------------------  --------------------
                                                                            ---------------------  --------------------

     Adjustments  to  reconcile  net income to net cash  provided  by  operating activities:
       Extraordinary loss on early extinguishment of debt                                    563                   315
       Gain on sale of assets                                                             (1,620)                    -
       Depreciation and amortization                                                      29,815                23,799
       Amortization of discount on trust deed note payable                                    25                    33
       Minority interest  in the income of the Operating Partnership                       7,195                 8,096
       Changes in assets and liabilities:
          Tenant receivables, net                                                            663                (3,562)
          Other assets                                                                    (2,226)                  447
          Accounts payable and accrued expenses                                            2,305                 2,009
          Due to affiliates                                                                 (704)               (1,174)
          Other liabilities                                                                3,846                   252
                                                                            ---------------------  --------------------
                                                                            ---------------------  --------------------
               Total adjustments                                                          39,862                30,215
                                                                            ---------------------  --------------------
                                                                            ---------------------  --------------------

         Net cash provided by operating activities                                        54,655                43,588
                                                                            ---------------------  --------------------
                                                                            ---------------------  --------------------

Cash flows from investing activities:
         Acquisitions of property and improvements                                      (147,585)              (67,211)
         Renovations and expansions of centers                                           (10,072)               (5,349)
         Additions to tenant improvements                                                 (2,093)                 (624)
         Deferred charges                                                                 (9,879)               (4,688)
         Equity in (income) loss of unconsolidated joint ventures and
             the management companies                                                      7,608                (2,876)
         Distributions from (contributions to) joint ventures                             (4,384)                2,058
         Loans to affiliates                                                                   -                (3,200)
         Proceeds from sale of assets                                                      4,332                   948
                                                                            ---------------------  --------------------
                                                                            ---------------------  --------------------
         Net cash used in investing activites                                           (162,073)              (80,942)
                                                                            ---------------------  --------------------
                                                                            ---------------------  --------------------

Cash flows from financing activities:
        Proceeds from notes, mortgages and debentures payable                            316,115               131,544
        Payments on mortgages and notes payable                                         (162,645)              (67,101)
        Dividends and distributions                                                      (48,875)              (40,028)
                                                                            ---------------------  --------------------
                                                                            ---------------------  --------------------

        Net cash provided by financing activities                                        104,595                24,415
                                                                            ---------------------  --------------------
                                                                            ---------------------  --------------------

        Net decrease in cash                                                              (2,823)              (12,939)
                                                                            ---------------------  --------------------
                                                                            ---------------------  --------------------

Cash and cash equivalents, beginning of period                                            15,643                15,570
                                                                            ---------------------  --------------------
                                                                            ---------------------  --------------------

Cash and cash equivalents, end of period                                                 $12,820                $2,631
                                                                            =====================  ====================
                                                                            =====================  ====================

Supplemental cash flow information:

        Cash payment for interest (net of amounts capitalized)                           $41,069               $30,166
                                                                            =====================  ====================
                                                                            =====================  ====================

Non-cash transactions:

        Acquisition of Property by assumption of debt                                    $46,202               $25,849
                                                                            =====================  ====================
                                                                            =====================  ====================

        Acquisition of Property by issuance of OP units                                       $0                  $600
                                                                            =====================  ====================
                                                                            =====================  ====================

   The accompanying notes are an integral part of these financial statements.

                              THE MACERICH COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                             (Dollars in thousands)



1.       Interim Financial Statements and Basis of Presentation:

         The accompanying consolidated financial statements of The Macerich Company ("financial statements") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and have not been audited by independent public accountants.

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

2.       Organization:

         The Macerich Company (the "Company") was incorporated under the General Corporation Law of Maryland on September 9, 1993 and commenced operations effective with the completion of its initial public offering ("IPO") on March 16, 1994. The Company was formed to continue the business of the Macerich Group, which since 1972 has focused on the acquisition, ownership, redevelopment, management and leasing of regional shopping centers located throughout the United States. In 1994, the Company became the sole general partner of The Macerich Partnership L.P., (the "Operating Partnership"). The Operating Partnership owns or has an ownership interest in 26 regional shopping centers and three community shopping centers, including three that were acquired in 1997. Collectively these properties and interests are referred to as the "Centers". The Company conducts all of its operations through the Operating Partnership and other wholly owned subsidiaries, and the Company's three Management Companies, Macerich Property Management Company, Macerich Management Company and Macerich Manhattan Management Company, collectively referred to as "the Management Companies".

         The Company, a real estate investment trust under the Internal Revenue Code of 1986, as amended, owns approximately 68% of The Operating Partnership and is the sole General Partner. The limited partnership interest not owned by the Company is reflected in these financial statements as Minority Interest.

                             THE MACERICH COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                             (Dollars in thousands)

3.       Investments in Unconsolidated Joint Ventures and the Management
         Companies

         The following are the Company's investments in various real estate joint ventures which own regional retail shopping centers. The Operating Partnership is a general partner in these joint ventures. The Operating Partnership's interest in each joint venture is as follows:



         The Operating Partnership's
         Joint Venture                                      Ownership %

         Macerich Northwestern Associates                         50%
         North Valley Plaza Associates                            50%
         Panorama City Associates                                 50%
         West Acres Development                                   19%
         Manhattan Village                                        10%

         The non-voting preferred stock of the Management Companies is owned by the Operating Partnership, which provides the Operating Partnership the right to receive 95% of the distributable cash flow from the Management Companies. The Company accounts for the Management Companies and the joint ventures using the equity method of accounting.

         On August 19, 1997 Macerich acquired a 10% interest in the joint venture that acquired Manhattan Village Mall in Manhattan Beach, California. The results of that joint venture are included for the period subsequent to the acquisition.

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

                             THE MACERICH COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                             (Dollars in thousands)

3. Investments in Unconsolidated Joint Ventures and the Management Companies - Continued

                          COMBINED AND CONDENSED BALANCE SHEETS OF JOINT VENTURES
                                       AND THE MANAGEMENT COMPANIES

                                                                           September 30,     December 31,
                                                                             1997                1996


Assets:
    Properties, net                                                           $153,456             $106,751
    Other assets                                                                13,212               13,257
                                                                         --------------     ----------------
                                                                         ==============     ================
    Total assets                                                              $166,668             $120,008
                                                                         ==============     ================

Liabilities and partners' capital:
    Mortgage notes payable                                                     $84,486              $81,925
    Other liabilities                                                            9,298               11,116
    The Company's capital                                                       13,205               16,429
    Outside Partners' capital                                                   59,679               10,538
                                                                         --------------     ----------------
    Total liabilities and partners' capital                                   $166,668             $120,008
                                                                         ==============     ================



                             THE MACERICH COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                             (Dollars in thousands)

                              COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES
                                          AND THE MANAGEMENT COMPANIES

                                                Three Months Ended Sept 30         Nine Months Ended Sept 30
                                                   1997            1996             1997              1996

Revenues                                              $9,764          $8,782          $25,434            $24,132
                                              --------------- ---------------  ---------------   ----------------

Expenses:
     Shopping center expenses                          3,116           3,195            8,169              6,886
     Interest                                          1,549           1,609            4,684              4,822
     Management company expense                        1,493             871            3,397              2,675
     Depreciation and amortization                     1,256           1,202            3,501              3,244
                                              --------------- ---------------  ---------------   ----------------
     Total operating costs                             7,414           6,877           19,751             17,627
                                              --------------- ---------------  ---------------   ----------------

Gain (loss) on sale or write down of assets          (20,923)              -          (20,576)               282
                                              --------------- ---------------  ---------------   ----------------

     Net income (loss)                              ($18,573)         $1,905         ($14,893)            $6,787
                                              =============== ===============  ===============   ================

Significant accounting policies used by the unconsolidated joint ventures and the Management Companies are similar to those used by the Macerich Company.

Included in mortgage notes payable are amounts due to related parties of $43,500 at September 30, 1997 and December 31, 1996. Interest expense incurred on these borrowings amounted to $750 and $748 for the three months ended September 30, 1997 and 1996, respectively, and $2,233 and $2,236 for the nine months ended September 30, 1997 and 1996, respectively.

                             THE MACERICH COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                             (Dollars in thousands)

3. Investments in Unconsolidated Joint Ventures and the Management Companies - Continued

Included in gain or loss on sale or write down of assets is $20,923 of loss on the write down of carrying cost to net realizable value on North Valley Plaza in accordance with Financial Accounting Standards # 121. The Company's share of that write down is $9,138.

The following table sets forth the Operating Partnership's beneficial interest in the joint ventures and the Management Companies:

                               PRO RATA SHARE OF COMBINED AND STATEMENT OF
                        OPERATIONS OF JOINT VENTURES AND THE MANAGEMENT COMPANIES
                                                 Three Months Ended Sept 30          Nine Months Ended Sept 30
                                                   1997               1996             1997             1996


Revenues                                              $4,047             $3,877          $10,933          $11,369
                                              ---------------    ---------------  ---------------  ---------------

Expenses:
      Shopping center expenses                         1,103              1,087            3,039            2,871
      Interest                                           492                539            1,512            1,611
      Management company expense                       1,418                905            3,227            2,541
      Depreciation and amortization                      577                592            1,691            1,524
                                              ---------------    ---------------  ---------------  ---------------
      Total operating costs                            3,590              3,123            9,469            8,547
                                              ---------------    ---------------  ---------------  ---------------

Gain (loss) on sale or write down of assets           (9,138)                 -           (9,072)              54
                                              ---------------    ---------------  ---------------  ---------------

      Net income (loss)                              ($8,681)              $754          ($7,608)          $2,876
                                              ===============    ===============  ===============  ===============

4.       Property:

Property is comprised of the following:

                                            Sept 30,            December 31,
                                              1997                  1996
Land                                             $290,272               $239,847
Building and improvements                       1,133,411                990,125
Tenant Improvements                                36,242                 34,149
Equipment and Furnishings                           6,054                  4,769
Construction in Progress                           10,346                  4,195
                                        ------------------   --------------------
                                                1,476,325              1,273,085

Less, accumulated depreciation                   (190,281)              (164,417)
                                        ------------------   --------------------

                                               $1,286,044             $1,108,668
                                        ==================   ====================

                             THE MACERICH COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                             (Dollars in thousands)


5.       Deferred Charges And Other Assets:


Deferred charges and other assets include leasing, financing and other assets are:

                                                  Sept 30,           December 31,
                                                    1997                 1996

Leasing                                                 $27,073              $25,629
Financing                                                13,034                7,891
                                              ------------------   ------------------
                                                         40,107               33,520
Less, accumulated amortization                          (16,658)             (15,434)
                                              ------------------   ------------------
                                                         23,449               18,086
Other assets                                              4,858                2,630
                                              ------------------   ------------------
     Total                                              $28,307              $20,716
                                              ==================   ==================

                             THE MACERICH COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                             (Dollars in thousands)

6.       Notes and Mortgages Payable:

         Notes and mortgages payable at September 30, 1997 and December 31, 1996 consists of the following:

                                             Carrying Amount of Notes
                                     1997                    1996
Property Pledged                               Related                 Related    Interest      Payment      Maturity
   As Collateral                    Other       Party       Other       Party       Rate         Terms         Date
-------------------                 -----       -----       -----       -----       ----         -----      -- ----

Capitola Mall                           ----     $37,755        ----    $37,976            9.25%        316 (d)   2001
Chesterfield Towne Center            $65,860        ----        ----       ----            9.10%        548(e)    2024
Chesterfield Towne Center               ----        ----     $59,023       ----            8.75%        475(e)    2024
Chesterfield Towne Center               ----        ----       5,304       ----            9.38%         43(e)    2024
Chesterfield Towne Center               ----        ----       1,922       ----            8.88%         16(e)    2024
Chesterfield Towne Center              3,381        ----       3,444       ----            8.54%         28(d)    1999
Crossroads Mall (a)                     ----      35,725        ----     35,968            7.08%        244(d)    2010
Fresno Fashion Fair                   38,000        ----      38,000       ----            8.4interest only       2005
Greeley Mall                          17,996        ----      18,514       ----            8.50%        187(d)    2003
Green Tree Mall/Crossroads - OK/
     Salisbury (b)                   117,714        ----     117,714       ----            7.2interest only       2004
Holiday Village                         ----      17,000        ----     17,000            6.7interest only       2001
Lakewood Mall (c)                    127,000        ----     127,000       ----            7.2interest only       2005
Northgate Mall                          ----       25,000       ----     25,000            6.7interest only       2001
Parklane Mall                           ----      20,000        ----     20,000            6.7interest only       2001
Queens Center                         65,100        ----      65,100       ----          (f)  interest only       1999
Rimrock Mall                          31,638        ----      31,994       ----            7.70%        244(d)    2003
South Towne Center                    50,000        ----        ----       ----          (g)  interest only       1999
Valley View Mall                      51,000        ----      60,000       ----          (h)  interest only       2006
Villa Marina Marketplace              58,000        ----        ----       ----            7.2interest only       2006
Vintage Faire Mall (i)                55,652        ----      56,280       ----            7.65%        427(d)    2003
                                  ----------- ----------- ----------- ----------
         Total                      $681,341    $135,480    $584,295   $135,944
                                  =========== =========== =========== ==========


Weighted average interest rate at September 30, 1997                                   7.55%
                                                                                 ------------

                                                                                 ------------

Weighted average interest rate at December 31, 1996                                    7.45%
                                                                                 ------------

                                                                                 ------------

                              THE MACERICH COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                             (Dollars in thousands)
Notes:

         (a) This note was issued at a discount. The discount is being amortized over the life of the loan using the effective interest method. At September 30, 1997 and December 31, 1996 the unamortized discount was $438 and $463, respectively.

         (b) This loan is cross collateralized by Green Tree Mall, Crossroads Mall, Oklahoma and Salisbury.

         (c) On August 15, 1995 the Company issued $127,000 of collateralized floating rate notes (the "Notes"). The Notes bear interest at an average fixed rate of 7.20% and mature in July 2005.

                             THE MACERICH COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                             (Dollars in thousands)

6.       Mortgage Notes Payable, Continued:

              The Note requires the Company to deposit all cash flow from the property operations with a trustee to meet its obligations under the Notes. Cash in excess of the required amount, as defined, is released. Included in cash and cash equivalents is $750 of restricted cash deposited with the trustee at September 30, 1997 and at December 31, 1996.

     (d) This represents the monthly payment of principal and interest.

     (e) This amount represents the monthly payment of principal and interest. In addition, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property's gross receipts (as defined in the loan agreement) exceeds a base amount specified therein. Contingent interest expense recognized by the Company was $0 for the period ended September 30, 1997 and $245 for the nine months ended September 30, 1996. As of January 1, 1997 all these loans were consolidated into a new loan of $66,200 at an interest rate of 9.1%.

     (f) This loan bears interest at LIBOR plus 0.45%. There is an interest rate protection agreement in place on the first $10,200 of this debt with a LIBOR ceiling of 5.88% through maturity with the remaining principal having an interest rate cap with a LIBOR ceiling at 7.07% through 1997 and 7.7% thereafter.

      (g) This loan bears interest at LIBOR plus 1.0% and the loan can be converted into a 10 year fixed rate loan any time prior to 1999.

      (h) As of December 31, 1996 this loan bore interest at LIBOR plus 1.50%; however, on April 16, 1997 the Company converted this into a fixed rate loan bearing interest at 7.89% and maturing in October 2006.

      (i) Included in cash and cash equivalents is $3,045 and $3,025 at September 30, 1997 and December 31, 1996, respectively, of cash restricted under the terms of this loan agreement.

     Certain mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

     Total interest expense capitalized during the nine months ended September 30, 1997 and 1996 was $1,916 and $235, respectively.

     The market value of mortgage notes payable at September 30, 1997 and December 31, 1996 is estimated to be approximately $843,000 and $733,000, respectively, based on current interest rates for comparable loans.

7.       Bank Notes Payable:

     The Company has a $50,000 unsecured line of credit with a bank. The line of credit bears interest at LIBOR plus 1.50% and matures in June 1998. There was a $11,000 balance outstanding on the line of credit at September 30, 1997 and $12,000 at December 31, 1996. Also, at December 31, 1996 there was a $57,000 unsecured note which was paid off in 1997.

8.       Convertible Debentures:

     On June 27, 1997, the Company issued and sold $150,000 of convertible subordinated debentures (the "Debentures") due 2002. An additional $11,115 of debentures were sold in July, 1997. The Debentures, which were sold at par, bear interest at 7.25% annually (payable semi-annually) and are convertible at any time, on or after 60 days, from the date of issue at a conversion price of $31.125 per share. The Debentures mature on December 15, 2002 and are callable by the Company after June 15, 2002 at par plus accrued interest.

9.       Related-Party Transactions:

     The Company engages The Management Companies to manage the operations of the unconsolidated joint ventures and other affiliated shopping centers. The Management Companies are reflected under the equity method of accounting for investments.

     Certain mortgage notes were held by outside partners of the individual Macerich Group partnerships. Interest expense in connection with these notes was $2,538 and $2,688 for the three months ended September 30, 1997 and 1996, respectively, and $7,531 and $8,105 for the nine months ended September 30, 1997 and for 1996, respectively. Included in accrued interest expense is interest payable to these partners of $491 and $516 at September 30, 1997 and December 31, 1996, respectively.

10.      Commitments and contingencies:

     Certain partnerships have entered into noncancellable operating ground leases. The leases expire at various times through 2060, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percent of base rent income, as defined. Ground rent expenses were $573 for the nine months ended September 30, 1997, and $580 for the nine months ended September 30, 1996. Ground rent expenses were $231 and $192 for three months ended September 30, 1997 and 1996, respectively.

     Perchloroethylene (PCE) has been detected in soil and groundwater in the vicinity of a dry cleaning establishment at North Valley Plaza. The California Department of Toxic Substance Control (DTSC) has advised the Company that very low levels of Dichlorethylene (1,2,DCE) a degradation byproduct of PCE, have been detected in a water well located 1/4 mile west from the dry cleaners, and that the dry cleaning facility may have contributed to the introduction of 1,2 DCE into the water well. According to DTSC, the maximum contaminant level (MCL) for 1,2DCE which is permitted in drinking water is 6 parts per billion (ppb); and the 1,2DCE was detected in the water well at 1.2 ppb, which is below the MCL. The Company has retained an environmental consultant and has initiated extensive testing of the site. Remediation began in October, 1997. The joint venture that owns that property had accrued a $620 reserve at September 30, 1997. In addition, $220 has already been incurred, to cover professional fees, testing costs and remediation.

                             THE MACERICH COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                             (Dollars in thousands)

10.  Commitments and contingencies - Continued:


     Toluene, a petroleum constituent, was detected in one of three groundwater dewatering system holding tanks at the Queens Center. Although the source of the toluene has not been fully defined, the Company suspects the source to be a) an adjacent service station and/or b) a previous automotive service station operation, which occurred on-site prior to development of the mall. Toluene was detected at levels of 410 and 160 parts per billion
     (ppb) in samples taken from the tank in October, 1995 and February 1996, respectively. Additional samples were taken in May and December of 1996, with results of .63 ppb and "non-detect" for the May sampling event and
     16.2 ppb and 25.2 ppb for the December sampling event. The maximum containment level (MCL) for toluene in drinking water is 150 ppb. Although the Company believes that no remediation will be required, it has set up a $150 reserve, of which $11 has already been incurred, to cover professional fees and testing costs. The Company intends to look to the responsible parties and insurers if remediation is required.

     Dry cleaning chemicals, including PCE were detected in soil and groundwater in the vicinity of a dry cleaning establishment at Villa Marina Marketplace. The previous owner of the property has reported the release to the local government authorities and has agreed, subject to a limited indemnity agreement, to fully assess and remediate the site to the extent required by those authorities. The previous owner removed the dominant source of impacted soil in 1996. The local regulators have confirmed in writing that no further action is required with respect to the soil and have requested additional assessment of the groundwater. The previous owner has conducted such assessment and has submitted its data to the local regulators. Although the Company believes that it will not be required to participate in assessment or remediation activities, it has set up a $150 reserve ($9 of which has already been incurred) to cover professional and legal fees.

     Dry cleaning chemicals including PCE were detected in soil and groundwater in the vicinity of a former dry cleaning establishment at Huntington Center. The release has been reported to the local government authorities. The Company has retained an environmental consultant and is initiating additional site assessment activities to attempt to determine the extent to which groundwater has been impacted. The Company estimates, based on the data currently available, that costs for assessment, remediation and legal services will not exceed $500. Consequently, a $500 reserve was established at the time of the acquisition ($9 of which has already been incurred) to cover professional and legal fees. The Company intends to look to responsible parties and insurers for cost recovery.

     The Company acquired Fresno Fashion Fair in December 1996. Asbestos has been detected in structural fireproofing throughout much of the Mall. Recent testing data conducted by a professional environmental consulting firm indicates that the fireproofing is largely inaccessible to building occupants and is well adhered to the structural members. Additionally, airborne concentrations of asbestos are well within OSHA's permissible exposure limit (PEL) of .1 fcc. The Company intends to abate asbestos fireproofing as tenant spaces become vacant. A reserve of $3,300 was set up at acquisition ($94 of which has already been incurred) to cover future removal of this asbestos, as necessary.

                             THE MACERICH COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                             (Dollars in thousands)

11.      Acquisition:

     South Towne Center was acquired in March, 1997 for approximately $98,000, which included assumption of debt of $46,200 and $51,800 in cash. On a pro forma basis, reflecting this acquisition as if it had occurred on January 1, 1997, the Company would have reported, for the nine months ended September 30, 1997, total revenues of $161,723, net income of $14,238, and net income per share of $0.55. On a pro forma basis, if the acquisition had occurred on January 1, 1996, the Company would have reported, for the nine months ended September 30, 1996, total revenues of $118,364, net income of $12,442 and net income per share of $0.62. This pro forma information is based on assumptions management believes to be appropriate. The pro forma information is not necessarily indicative of what the actual results would have been had the acquisition occurred at the beginning of the period indicated, nor does it purport to project the Company's financial position or results of operations at any future date or for any future period.

     Stonewood Mall was acquired in August, 1997 for approximately $92,000. The Company paid cash for the acquisition and concurrently borrowed $58,000 from its credit facility collateralized by Villa Marina Marketplace. On a pro forma basis, reflecting this acquisition as if it had occurred on January 1, 1997, the Company would have reported, for the nine months ended September 30, 1997, total revenues of $166,046, net income of $15,115, and net income per share of $0.58. On a pro forma basis, if the acquisition had occurred on January 1, 1996, the Company would have reported, for the nine months ended September 30, 1996, total revenues of $120,182, net income of $13,792 and net income per share of $0.69. This pro forma information is based on assumptions management believes to be appropriate. The pro forma information is not necessarily indicative of what the actual results would have been had the acquisition occurred at the beginning of the period indicated, nor does it purport to project the Company's financial position or results of operations at any future date or for any future period.

12.      Subsequent Event:

     On November 6, 1997 a dividend of $0.46 per share was declared for shareholder and OP unit holders of record on November 21, 1997. The dividend is payable on December 9, 1997.

                       THE MACERICH COMPANY (The Company)

                                   Item II

Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion is based primarily on the consolidated balance sheet of the Macerich Company ("the Company") as of September 30, 1997, and also compares the activities for the nine months and three months ended September 30, 1997, to the activities for the nine months and three months ended September 30, 1996.

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

         The following table reflects the Company's acquisitions in 1995, 1996 and 1997:

                                      Date
                                      Acquired                              Location

"1995 Acquisition Centers":
The Centre at Salisbury               August 15, 1995                       Salisbury, Maryland
Capitola Mall                         December 21, 1995                     Capitola, California
Queens Center                         December 28, 1995                     Queens, New York

"1996 Acquisition Centers":
Villa Marina Marketplace              January 25, 1996                      Marina Del Rey, California
Valley View Mall                      October 21, 1996                      Dallas, Texas
Rimrock Mall                          November 27, 1996                     Billings, Montana
Vintage Faire Mall                    November 27, 1996                     Modesto, California
Buenaventura Mall                     December 18, 1996                     Ventura, California
Fresno Fashion Fair                   December 18, 1996                     Fresno, California
Huntington Center                     December 18, 1996                     Huntington Beach, California

"1997 Acquisition Centers":
South Towne Center                    March 27, 1997                        Sandy, Utah
Stonewood Mall                        August 6, 1997                        Downey, California

                       THE MACERICH COMPANY (The Company)

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

         As a result of the acquisitions, many of the variations in the results of operations, discussed below, occurred due to the addition of these properties to the portfolio during 1997 and 1996. Many factors, such the availability and cost of capital, overall debt to market capitalization level, interest rates and availability of potential acquisition targets that meet the Company's criteria, impact the Company's ability to acquire additional properties. Accordingly, management is uncertain as to whether during the balance of 1997, and in future years, there will be similar acquisitions and corresponding increases in revenues, net income and funds from operations that occurred as a result of the 1997 and 1996 Acquisition Centers. All other centers are referred to herein as the "Same Centers".

         The bankruptcy and/or closure of retail stores, particularly Anchors, may reduce customer traffic and cash flow generated by a Center. During 1997 Montgomery Wards filed bankruptcy. The Company has nine Montgomery Wards stores in its portfolio. Montgomery Wards has not as of yet disclosed whether they will cease to operate any of their stores in the Company's centers. During 1995, Federated Department Stores, Inc. announced the closure of the Broadway Stores at Panorama and Huntington Center, and Weinstocks at Parklane. Although the Panorama store has been sold to Wal-Mart, and the Company is replacing the other two stores with multi-screen theater complexes. The long-term closure of these or other stores could adversely affect the Company's performance.

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

                       THE MACERICH COMPANY (The Company)

Results of Operations - Nine months Ended September 30, 1997 and 1996


         Revenues

                    Minimum and percentage rents together increased $32.2 million to $107.7 million for the nine months ended September 30, 1997 compared to $75.5 million in the nine months ended September 30, 1996. The Acquisition Centers contributed virtually all of this increase.

         Tenant recoveries for the nine months ended September 30, 1997 increased by $15.5 million. This was due to the addition of the 1997 and 1996 Acquisition Centers ($15.4 million) and increases in recoveries at the Same Centers of $0.1 million which resulted from higher recoverable expenses.

         Expenses

                    Operating expenses, including shopping center, management, leasing and ground rent expense, increased by $15.8 million for the nine months ended September 30, 1997 compared to the same period in 1996. This increase was due to the addition of the 1997 and 1996
         Acquisition Centers ($16.2 million) partially offset by decreases in the Same Centers recoverable expenses of $0.4 million. Depreciation and amortization increased by $6.0 million. This increase was primarily due to the 1996 Acquisition Centers. Interest expense increased by $16.9 million primarily due to the increased interest expense on debt used to acquire to the 1997 and 1996 Acquisition Centers.

         Income (Loss) From Unconsolidated Joint Ventures and The Management Companies

                    The income (loss) from unconsolidated joint ventures and management companies decreased to $(7.6) million compared to $2.9 million for the period ended September 30, 1996. This decrease was primarily due to the write down of carrying costs to net realizable value on North Valley Plaza. The Company's share of the write down is $9,138.

         Loss on Early Extinguishment of Debt

                  The Company paid off $160.2 million of debt during the second and third quarters of 1997 resulting in unamortized loan costs of $0.563 million being written off as an extraordinary item for the nine months ending September 30, 1997 compared to $0.315 million for the same period in 1996.

         Net Income

                    Net income for the period increased to $14.8 million compared to $13.4 million for the nine months ended September 30, 1996. This increase was due to the factors discussed above.

         Cash Flows From Operating Activities

                    As a result of the factors discussed above, cash flow from operations increased to $54.6 million for the nine months ended September 30, 1997 from $43.6 million for the same period in 1996.

                       THE MACERICH COMPANY (The Company)


         Cash Flows From Investing Activities

                    Net cash flow used in investing activities increased to $(162.1) million from $(80.9) million due primarily to more cash being used for acquisitions in 1997 compared to 1996.

                       THE MACERICH COMPANY (The Company)


Results of Operations - Three months Ended September 30, 1997 and 1996

              Revenues

                    Minimum and percentage rents together increased $12.2 million. Of this increase approximately $13.1 million related to the 1997 and 1996 Acquisition Centers. This was somewhat offset by a decrease of $0.9 million from the Same Centers.

                    Tenant recoveries increased to $18.6 million in 1997, from $11.5 million in 1996. The Acquisition Centers were responsible for $4.2 million of this increase and the balance of the increase was primarily from the Same Centers.

               Expenses

                  Operating expenses, including shopping center and ground rent expenses, increased by $7.6 million to $19.9 million in 1997, most of the change related to the Acquisition Centers ($6.5 million). The balance of the change was primarily due to higher Same Center recoverable expenses of $1.1 million. Depreciation and amortization for the quarter increased to $10.1 million from $8.1 million for the same period in 1996. Approximately $2.2 million of this increase was attributable to the Acquisition Centers. Interest expense increased from $10.1 million in 1996 to $16.2 million in 1997. Most of the increase related to debt assumed on, or debt incurred to acquire, the Acquisition Centers.

                Income (Loss) From Unconsolidated Joint Ventures and The Management Companies

                    The income (loss) from unconsolidated joint ventures and the Management Companies decreased from $754 in 1996 to $(8.7) million in 1997. This decrease was primarily due to the write down of carrying costs of net realizable value on North Valley Plaza. The Company's share of the write down is $9,138.

                  Net Income

                    Net income for the period decreased to $1.9 million from $4.7 million for the three months ended September 30, 1996. This decrease was due to the factors discussed above.

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

                    The Company's total outstanding loan indebtedness at September 30, 1997 was $1,017.9 billion (including its pro rata share of joint venture debt). This equated to a debt to Total Market Capitalization (defined as total debt of the Operating Partnership, including its pro rata share of joint venture debt, plus aggregate market value of outstanding shares of common stock, assuming full conversion of OP Units into stock) rate of 47% at September 30, 1997. Such debt consists primarily of conventional mortgages payable secured by individual properties, plus $161.1 million of convertible debentures maturing in December, 2002. At September 30, 1997 the Company had a total of $126.1 million of floating rate indebtedness. In connection with $65.1 million of the Company's floating rate indebtedness, the Company has entered into interest rate protection agreements that limit the Company's exposure to increases in interest rates.

                    The Company has filed a shelf registration, which is not yet effective, to sell $500 million of common stock and common stock warrants.

                    The Company's line of credit is $50 million. The outstanding borrowings on the line of credit at September 30, 1997 were $11.0 million.

                    At September 30, 1997 the Company had cash and cash equivalents available of $12.8 million.

                       THE MACERICH COMPANY (The Company)

         Funds From Operations

                  The Company believes that the most significant measure of its performance is Funds from Operations ("FFO"). FFO is defined by The National Association of Real Estate Investment Trusts ("NAREIT") to be:
         Net income, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization excluding depreciation of personal property, amortization of financing cost and amortization of financial instruments, and after adjustments for unconsolidated joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. Also, extraordinary items and significant non-recurring events are excluded from the FFO calculation. FFO does not represent cash flow from operations, as defined by generally accepted accounting principles, and is not necessarily indicative of cash available to fund all cash flow needs. The following reconciles net income to FFO:

                                                                    Nine months ended                Three months ended
                                                                         Sept 30,                         Sept 30,
                                                                 1997             1996              1997             1996
                                                                 ----             ----              ----             ----
                                                                               (amounts in thousands)


Net income                                                         $14,793          $13,373            $1,870           $4,659
Adjustments to reconcile
   net income to FFO:
      Loss on early extinguishment of debt                             563              315                51                -
      Gain on sale of assets                                        (1,620)               -            (1,620)               -
      Minority interest                                              7,195            8,096               871            2,820
      Depreciation and amortization on
          wholly owned properties                                   29,815           23,799            10,134            8,148
      Less amortization of loan costs and
          financial instruments and
          depreciation of personal property                         (1,765)          (1,896)             (708)            (579)
      Interest on convertible debentures                             3,048                -             2,928                -
      Pro rata share of joint venture
          depreciation and amortization of real estate               1,690            1,524               578              592
      Gain on sale or write-down of assets from
           joint ventures (pro rata)                                 9,072              (54)            9,138                -
                                                            ---------------   --------------   ---------------  ---------------

Total FFO                                                          $62,791          $45,157           $23,242          $15,640
                                                            ===============   ==============   ===============  ===============

Weighted average number of shares outstanding,
assuming full conversion of debentures and OP Units                 39,769           32,111            43,185           32,111
                                                            ===============   ==============   ===============  ===============

                  The 1997 weighted average number of shares outstanding includes the conversion of convertible debentures of $161,115,000, bearing interest at 7.25% at a conversion price of $31.125, of which $150,000,000 were issued on June 27, 1997 and an additional $11,115,000 were sold in July, 1997.

                  Included in minimum rents for the nine months ended September 30, 1997 were $2.6 million of rents attributable to the accounting practice of "straight lining of rents." This compares to $1.3 million for the same period in 1996.

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

                  None

Item 3   Defaults Upon Senior Securities

                  None

Item 4   Submission of Matters to a Vote of Security Holders

                  None

Item 5   Other Information

                  None

Item 6   Exhibits and Reports on Form 8-K

                  (a)   Exhibits

                       11.1 Earnings per share

                  (b)   Reports on Form 8-K

                       A report on Form 8-K/A dated October 15, 1997, event date August 6, 1997, was filed with the Securities and
                       Exchange Commission for the purpose of filing the information required by Item 7 regarding the acquisition of Stonewood Mall.

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








Date:  November 17 , 1997