Form 10-K
period 1997-12-31
MACERICH CO
filed 1998-03-26
CIK 912242

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

                                    OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-12504
                            ------------------------

                              THE MACERICH COMPANY

             (Exact Name of Registrant as Specified in Its Charter)

               MARYLAND                                 95-4448705
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

     401 WILSHIRE BOULEVARD, #700
       SANTA MONICA, CALIFORNIA                           90401
   (Address of principal executive                      (Zip Code)
               office)

       Registrants telephone number, including area code: (310) 394-6911

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                              NAME OF EACH EXCHANGE ON WHICH
         TITLE OF EACH CLASS                            REGISTERED
--------------------------------------    --------------------------------------
    Common Stock, $0.01 Par Value                New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such report(s)) and (2) has been subject to such filing requirements of the past 90 days. Yes /X/ No / /

    Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. / /

    As of February 23, 1998, the aggregate market value of the 20,708,781 shares of Common Stock held by non-affiliates of the registrant was $582 million based upon the closing price ($28.125) on the New York Stock Exchange composite tape on such date. (For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant and certain other shareholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.) As of February 23, 1998, there were 28,898,881 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the proxy statement for the annual stockholders meeting to be held in 1998 are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              THE MACERICH COMPANY
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS

  ITEM NO.                                                                                                     PAGE NO.
-------------                                                                                                 -----------
                                                         PART I

         1.    Business.....................................................................................        1-11
         2.    Properties...................................................................................       12-18
         3.    Legal Proceedings............................................................................          18
         4.    Submission of Matter to a Vote of Security Holders...........................................          18

                                                         PART II

         5.    Market for Registrant's Common Equity and Related Stockholder Matters........................          19
         6.    Selected Financial Data......................................................................       19-21
         7.    Management's Discussion and Analysis of Financial Condition and Results of Operations........       22-30
         8.    Financial Statements and Supplementary Data..................................................          30
         9.    Changes in and Disagreements with Accountants or Accounting and Financial Disclosure.........          30

                                                        PART III

        10.    Directors and Executive Officers of the Company..............................................          31
        11.    Executive Compensation.......................................................................          31
        12.    Security Ownership of Certain Beneficial Owners and Management...............................          31
        13.    Certain Relationships and Related Transactions...............................................          31

                                                         PART IV

        14.    Exhibits, Financial Statement Schedule and Reports on Form 8-K...............................       32-57

                                   SIGNATURES

                                     PART I

ITEM 1. BUSINESS

    GENERAL

    The Macerich Company (the "Company") is involved in the acquisition, ownership, redevelopment, management and leasing of regional and community shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"). The Operating Partnership owns or has an ownership interest in 38 regional shopping centers and four community centers aggregating approximately
33.1 million square feet of gross leasable area. These 42 regional and community shopping centers are referred to hereinafter as the "Centers", unless the context otherwise requires. The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Company's three management companies, Macerich Property Management Company, a California corporation, Macerich Manhattan Management Company, a California corporation, and Macerich Management Company, a California corporation (collectively, the "Management Companies").

    The Company was organized as a Maryland corporation in September 1993 to continue and expand the shopping center operations of Mace Siegel, Arthur M. Coppola, Dana K. Anderson and Edward C. Coppola and certain of their business associates.

    All references to the Company in this 10-K include the Company, those entities owned or controlled by the Company and predecessors of the Company, unless the context indicates otherwise.

RECENT DEVELOPMENTS

    DEBT AND EQUITY OFFERINGS

    On February 5, 1997 the Company filed a new shelf registration statement for $500 million worth of securities (including the remaining $16 million under the former shelf) to be issued at a later date. The new shelf was declared effective on December 8, 1997.

    On June 27, 1997, the Company sold $150 million of convertible subordinated debentures (the "Debentures") due 2002. In July 1997, an additional $11.4 million of the Debentures were sold. The net proceeds from the sale of the Debentures of $157.4 million were used by the Company primarily to repay floating rate debt and for general corporate purposes. On December 22, 1997, the Company filed a shelf registration statement for $119.4 million of the convertible debentures that were issued during June and July of 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Convertible Debt Offering and Recent Developments."

    On February 25, 1998, the Company issued $100 million of convertible preferred shares in a private placement. During February 1998, the Company issued 2.9 million common shares ($79.6 million of total proceeds) from the shelf registration. The proceeds from the sale of the preferred shares and the common shares were used to acquire the ERE Yarmouth portfolio. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Convertible Debt Offering and Recent Developments."

    ACQUISITIONS

    South Towne Center was acquired on March 27, 1997. South Towne Center is a 1,240,143 square foot super regional mall located in Sandy, Utah. The purchase price was $98 million, consisting of $52 million of cash and $46 million of assumed mortgage indebtedness.

    Stonewood Mall is a super regional mall in Downey, California which the Company acquired on August 6, 1997. Stonewood Mall contains 927,218 square feet and the purchase price was $92 million which was funded with $58 million in proceeds from a 10 year fixed rate loan placed concurrently on Villa Marina Marketplace and the balance from cash on hand plus proceeds drawn from the Company's line of credit.

    Manhattan Village Shopping Center ("Manhattan Village") located in Manhattan Beach, California was purchased through a joint venture on August 19, 1997. Manhattan Village is a regional center with a total of 551,685 square feet of retail, restaurant and entertainment space. The Company owns 10% of the joint venture.

    The Citadel, a 1,044,852 square foot super regional mall in Colorado Springs, Colorado was purchased on December 19, 1997 for $108 million. The purchase price was funded by a concurrently placed loan of $75.6 million plus $32.4 million in cash.

    Great Falls Marketplace, a 143,570 square foot community center in Great Falls, Montana, developed by The Management Companies, was acquired on December 31, 1997. The acquisition price was $14.8 million which approximates the cost incurred by The Management Companies to acquire and develop the site.

    On February 27, 1998, the Company acquired, through a 50/50 joint venture with an affiliate of Simon DeBartolo Group, Inc., a portfolio of twelve regional malls ("the ERE Yarmouth portfolio"). The properties in the portfolio comprise
10.7 million square feet and are located in eight states. The total purchase price was $974.5 million, which included the assumption of $485 million of debt.

THE SHOPPING CENTER INDUSTRY

    GENERAL

    There are several types of retail shopping centers, which are differentiated primarily based on size and marketing strategy. Retail shopping centers generally contain in excess of 400,000 square feet of gross leasable area ("GLA"), are typically anchored by two or more department or large retail stores ("Anchors") and are referred to as "Regional Shopping Centers" or "Malls". Regional Shopping Centers also typically contain numerous diversified retail stores ("Mall Stores"), most of which are national or regional retailers typically located along corridors connecting the Anchors. Community Shopping Centers, also referred to as "strip centers," are retail shopping centers that are designed to attract local or neighborhood customers and are typically anchored by one or more supermarkets, discount department stores and/or drug stores. Community Shopping Centers typically contain 100,000 square feet to 400,000 square feet of GLA. In addition, freestanding retail stores are located along the perimeter of the shopping centers ("Freestanding Stores"). Anchors, Mall and Freestanding Stores and other tenants typically contribute funds for the maintenance of the common areas, property taxes, insurance, advertising and other expenditures related to the operation of the shopping center.

    REGIONAL SHOPPING CENTERS

    A Regional Shopping Center draws from its trade area by offering a variety of fashion merchandise, hard goods and services and entertainment, generally in an enclosed, climate controlled environment with convenient parking. Regional Shopping Centers provide an array of retail shops and entertainment facilities and often serve as the town center and the preferred gathering place for community, charity and promotional events.

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

    COMMUNITY SHOPPING CENTERS

    Community Shopping Centers are designed to attract local and neighborhood customers and are typically open air shopping centers, with one or more supermarkets, drugstores or discount department stores. National retailers such as Kids-R-Us at Bristol Shopping Center, Toys-R-Us at Boulder Plaza, and The Gap, Victoria's Secret and Limited Express at Villa Marina, provide the Company's Community Shopping Centers with the opportunity to draw from a much larger trade area than a typical supermarket or drugstore anchored Community Shopping Center.

BUSINESS OF THE COMPANY

    MANAGEMENT AND OPERATING PHILOSOPHY

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

    ACQUISITIONS. Since its initial public offering ("IPO"), the Company has acquired interests in shopping centers nationwide. These acquisitions were identified and consummated by the Company's staff of acquisition professionals who are strategically located in Santa Monica, Dallas, Denver and Atlanta. The Company believes that it is geographically well positioned to cultivate and maintain ongoing relationships with potential sellers and financial institutions and to act quickly when acquisition opportunities arise. The Company focuses on assets that are or can be dominant in their trade area, have a franchise and where there is intrinsic value.

    The Company made the following acquisitions in 1996: Villa Marina Marketplace ("Villa Marina") on January 25, 1996; Valley View Center on October 21, 1996; Vintage Faire Mall and Rimrock Mall on November 27, 1996; and Buenaventura Mall, Fresno Fashion Fair and Huntington Center on December 18, 1996. Together these properties are referred to herein as the "1996 Acquisition Centers".

    The Company made the following acquisitions in 1997: South Towne Center in Sandy, Utah on March 27, 1997; Stonewood Mall in Downey, California on August 6, 1997; Manhattan Village in Manhattan Beach, California on August 19, 1997 in a joint venture in which the Company owns a 10% interest; The Citadel in Colorado Springs, Colorado on December 19, 1997 and Great Falls Marketplace in Great Falls, Montana on December 31, 1997. Together these properties are referred to herein as the "1997 Acquisition Centers".

    On February 27, 1998, the Company, along with a joint venture partner, acquired the ERE Yarmouth portfolio of 12 regional malls totaling 10.7 million square feet. The Company is a 50% owner of this portfolio.

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

    THE CENTERS. As of February 27, 1998, the Centers consist of 38 Regional Shopping Centers and four Community Shopping Centers aggregating approximately
33.1 million square feet of GLA. 38 of the 42 Centers contain more than 400,000 square feet of GLA. The 38 Regional Shopping Centers in the Company's portfolio average approximately 846,000 square feet of GLA and range in size from 1.8 million square feet of GLA at Lakewood Mall to 369,742 square feet of GLA at Panorama Mall. The Company's four Community Shopping Centers, Boulder Plaza, Villa Marina Marketplace, Bristol Shopping Center and Great Falls Marketplace, have an average of 229,000 square feet of GLA. The 42 Centers presently include 149 Anchors totaling approximately 18.3 million square feet of GLA and approximately 4,540 Mall and Freestanding Stores totaling approximately 14.8 million square feet of GLA.

    Total revenues increased from $155 million in 1996 to $221 million in 1997 primarily due to acquisitions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Lakewood Mall generated 10.5% of total shopping center revenues in 1997, 16.0% in 1996 and 22.0% in 1995. Queens Center accounted for 13.8% of 1996 shopping center revenue. Shopping center revenues at Crossroads Mall-Colorado accounted for 10.6% of total shopping center revenues in 1995. During 1995 Chesterfield accounted for 12.6% of total Shopping Center revenues. No other Center generated more than 10% of shopping center revenues during 1997, 1996 or 1995.

    COST OF OCCUPANCY

    The Company's management believes that in order to maximize the Company's operating cash flow, the Centers' Mall Store tenants must be able to operate profitably. A major factor contributing to tenant profitability is cost of occupancy. The following table summarizes occupancy costs for Mall Store tenants in the Centers as a percentage of total Mall Store sales for the last three years:

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                         ------------------------------------
                                                          1995(2)     1996(3)      1997(4)
                                                         ----------  ----------  ------------
Mall store sales (in thousands)........................  $  766,849  $  992,614  $  1,483,903
                                                         ----------  ----------  ------------
                                                         ----------  ----------  ------------
Minimum rents..........................................         8.3%        8.3%          7.9%
Percentage rents.......................................         0.4%        0.4%          0.4%
Expense recoveries(1)..................................         2.6%        2.9%          3.0%
                                                         ----------  ----------  ------------
Mall tenant occupancy costs............................        11.3%       11.6%         11.3%
                                                         ----------  ----------  ------------
                                                         ----------  ----------  ------------

------------------------

(1) Represents real estate tax and common area maintenance charges.

(2) Excludes 1995 Acquisition Centers.

(3) Excludes 1996 Acquisition Centers.

(4) Excludes 1997 Acquisition Centers.

    COMPETITION

    The 38 Regional Shopping Centers are located in developed areas in middle to upper income markets where there are relatively few other Regional Shopping Centers. In addition, 37 of the 38 Regional Shopping Centers contain more than 400,000 square feet of GLA. The Company intends to consider additional expansion and renovation projects to maintain and enhance the quality of the Centers and their competitive position in their trade areas.

    There are numerous owners and developers of real estate that compete with the Company in its trade areas. There are nine other publicly traded mall REITs, any of which under certain circumstances, could compete against the Company for an acquisition or an Anchor. This results in competition for both acquisition of centers and for tenants to occupy space. The existence of competing shopping centers could have a material impact on the Company's ability to lease space and on the level of rent that can be achieved. There is also increasing competition from other forms of retail, such as factory outlet centers, power centers, discount shopping clubs, internet shopping services and home shopping networks that could adversely affect the Company's revenues.

    MAJOR TENANTS

    The Centers derived approximately 89.5% of their total rents for the year ended December 31, 1997 from Mall and Freestanding Stores. One retailer accounted for approximately 7.6% of annual base rents of the Company, and no other single retailer accounted for more than 4.6%, as of December 31, 1997.

    The following retailers (including their subsidiaries) represent the 10 largest retailers in the Company's portfolio at December 31, 1997 based upon minimum rents in place as of December 31, 1997:

                                                    NUMBER OF STORES      % OF TOTAL MINIMUM RENTS
RETAILER                                             IN THE CENTERS        AS OF DECEMBER 31, 1997
-------------------------------------------------  -------------------  -----------------------------
The Limited......................................             103                       7.6%
Woolworth........................................             113                       4.6%
The Gap..........................................              26                       2.3%
Barnes & Noble...................................              32                       1.9%
J.C. Penney......................................              19(1)                    1.8%
Federated Department Stores......................              15(1)                    1.6%
Melville.........................................              23                       1.3%
The Musicland Group..............................              30                       1.3%
Consolidated Stores..............................              24                       1.1%
Sears............................................              15(1)                    1.0%

------------------------

(1) Amounts include Anchor stores as well as non-Anchor stores owned by the same parent company.

    MALL AND FREESTANDING STORES

    Mall and Freestanding Store leases generally provide for tenants to pay rent comprised of a fixed base (or "minimum") rent and a percentage rent based on sales. In some cases, tenants pay only a fixed minimum rent, and in some cases, tenants pay only percentage rents. Most leases for Mall and Freestanding Stores contain provisions that allow the Centers to recover their costs for maintenance of the common areas, property taxes, insurance, advertising and other expenditures related to the operations of the Center.

    The Company uses tenant spaces 10,000 square feet and under for comparing rental rate activity. Tenant space under 10,000 square feet in the portfolio at December 31, 1997 comprises 75.3% of all Mall and Freestanding Store space. The Company believes that to include space over 10,000 square feet would provide a less meaningful comparison.

    When an existing lease expires, the Company is often able to enter into a new lease with a higher base rent component. The average base rent for new Mall and Freestanding Store leases, 10,000 square feet or under, commencing during 1997 was $27.58 per square foot, or 13.6% higher than the average base rent for all Mall and Freestanding Stores (10,000 square feet or under) at December 31, 1997 of $24.27 per square foot.

    The following table sets forth for the Centers the average base rent per square foot of Mall and Freestanding GLA, for tenants 10,000 square feet and under, as of December 31 for each of the past three years.

                                                           AVERAGE BASE         AVERAGE BASE
                                        AVERAGE BASE    RENT PER SQ. FT. ON  RENT PER SQ. FT. ON
                                          RENT PER       LEASES COMMENCING     LEASES EXPIRING
DECEMBER 31                            SQUARE FOOT(1)   DURING THE YEAR(2)   DURING THE YEAR(3)
-------------------------------------  ---------------  -------------------  -------------------
1995.................................     $   21.19          $   23.13            $   22.12
1996.................................     $   23.90          $   27.02            $   24.54
1997.................................     $   24.27          $   27.58            $   24.84

------------------------

(1) Average base rent per square foot is based on Mall and Freestanding Store GLA for spaces 10,000 square feet or under occupied as of December 31 for each of the Centers owned by the Company in 1995 (excluding the 1995 Acquisition Centers), 1996 (excluding the 1996 Acquisition Centers) and 1997 (excluding the 1997 Acquisition Centers).

(2) The base rent on lease signings during the year represents the actual rent to be paid on a per square foot basis during the first twelve months. The 1995 average excludes the 1995 Acquisition Centers, the 1996 average excludes the 1996 Acquisition Centers and the 1997 average excludes the 1997 Acquisition Centers.

(3) The average base rent on leases expiring during the year represents the final year minimum rent, on a cash basis, for tenant leases 10,000 square feet or under expiring during the year. The average base rent on leases expiring in 1995 excludes the 1995 Acquisition Centers, 1996 excludes the 1996 Acquisition Centers and the average for 1997 excludes the 1997 Acquisition Centers.

    BANKRUPTCY AND CLOSURE OF RETAIL STORES

    The bankruptcy and/or closure of an Anchor, or its sale to a less desirable retailer, could adversely affect customer traffic in a Center and thereby reduce the income generated by that Center. Furthermore, the closing of an Anchor could, under certain circumstances, allow certain other Anchors or other tenants to terminate their leases or cease operating their stores at the Center or otherwise adversely affect occupancy at the Center. During 1997, Montgomery Ward filed for bankruptcy. The Company has Montgomery Ward as an anchor in eleven of its centers. If Montgomery Ward ceases to operate it could have an adverse effect on a center.

    Retail stores at the Centers other than Anchors may also seek the protection of the bankruptcy laws, which could result in the termination of such tenants' leases and thus cause a reduction in the cash flow generated by the Centers. Although no single retailer accounts for greater than 7.6% of total rents, the bankruptcy and subsequent closure of stores could create a decrease in occupancy levels, reduced rental income or otherwise adversely affect the Centers.

    LEASE EXPIRATIONS

    The following table shows scheduled lease expirations (for Centers owned as of December 31, 1997) of Mall and Freestanding Stores 10,000 square feet or under for the next ten years, assuming that none of the tenants exercise renewal options.

                                                                                        ENDING
                                              APPROXIMATE        % OF TOTAL          BASE RENT PER
                                 NUMBER OF       GLA OF          LEASED GLA         SQUARE FOOT OF
         YEAR ENDING              LEASES        EXPIRING       REPRESENTED BY          EXPIRING
        DECEMBER 31,             EXPIRING        LEASES      EXPIRING LEASES(1)        LEASES(1)
-----------------------------  -------------  ------------  ---------------------  -----------------
  1998.......................          354        673,877               7.8%           $   23.22
  1999.......................          298        538,553               6.2%           $   26.09
  2000.......................          321        599,211               6.9%           $   27.35
  2001.......................          257        496,600               5.8%           $   29.98
  2002.......................          235        496,482               5.8%           $   27.70
  2003.......................          214        506,674               5.9%           $   27.10
  2004.......................          172        402,261               4.7%           $   26.81
  2005.......................          164        481,210               5.6%           $   24.79
  2006.......................          176        475,078               5.5%           $   26.79
  2007.......................          165        449,402               5.2%           $   28.24

------------------------

(1) For leases 10,000 square feet or under

ANCHORS

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

    Anchors either own their stores, the land under them and in some cases adjacent parking areas, or enter into long-term leases with an owner at rates that are typically lower than the rents charged to tenants of Mall and Freestanding Stores. Each Anchor which owns its own store, and certain Anchors which lease their stores, enter into reciprocal easement agreements with the owner of the Center covering, among other things, operational matters, initial construction and future expansion.

    Anchors accounted for approximately 10.5% of the Company's total rent for the year ended December 31, 1997.

    The following table identifies each Anchor, each parent company that owns multiple anchors and the number of square feet owned or leased by each such Anchor or parent company in the Company's portfolio at December 31, 1997, except as otherwise indicated:

                                                                                                          TOTAL GLA
                                                                  NUMBER OF     GLA OWNED   GLA LEASED   OCCUPIED BY
NAME                                                            ANCHOR STORES   BY ANCHOR    BY ANCHOR     ANCHOR
--------------------------------------------------------------  -------------  -----------  -----------  -----------
J.C. Penney...................................................           18       724,369    1,636,432    2,360,801
Sears.........................................................           13       795,445      744,659    1,540,104

Dayton Hudson Corp.
  Mervyn's(1).................................................            9       416,680      326,508      743,188
  Target......................................................            2        --          267,341      267,341
  Dayton's....................................................            1       115,193       --          115,193
                                                                -------------  -----------  -----------  -----------
    Total.....................................................           12       531,873      593,849    1,125,722

Federated Department Stores
  Macy's......................................................            7       930,844      411,599    1,342,443
  Macy's Men's & Home.........................................            2        --          155,614      155,614
  Macy's Men's & Juniors......................................            2        --          146,906      146,906
                                                                -------------  -----------  -----------  -----------
    Total.....................................................           11       930,844      714,119    1,644,963

May Department Stores Co.
  Foley's.....................................................            4       725,316       --          725,316
  Hechts......................................................            2       140,000      100,000      240,000
  Robinsons-May...............................................            2       146,250      362,852      509,102
                                                                -------------  -----------  -----------  -----------
    Total.....................................................            8     1,011,566      462,852    1,474,418

Montgomery Ward...............................................            8       476,714      581,770    1,058,484
Gottschalks...................................................            6       544,861      283,772      828,633
Dillard's.....................................................            5       822,802       65,163      887,965
Herberger's...................................................            2        --          122,635      122,635
Belk..........................................................            1        --          109,933      109,933
Boscov's......................................................            1        --          140,000      140,000
Burlington Coat Factory.......................................            1        --          133,650      133,650
Hennessy's....................................................            1        --           96,800       96,800
Home Depot....................................................            1        --          130,232      130,232
Joslins.......................................................            1        --           93,270       93,270
Joslins Market................................................            1        --           40,000       40,000
Mercantile Stores, Inc. O.J. De Lendrecies....................            1       188,000       --          188,000
Nordstrom.....................................................            1        --          185,241      185,241
Wal-Mart(2)...................................................            1       210,000       --          210,000
ZCMI..........................................................            1        --          200,000      200,000
Vacant(3).....................................................            2        --          171,023      171,023
                                                                -------------  -----------  -----------  -----------
                                                                         96     6,236,474    6,505,400   12,741,874
                                                                -------------  -----------  -----------  -----------
                                                                -------------  -----------  -----------  -----------

------------------------------

(1) In February, 1998 the Company bought out the Mervyn's lease at Crossroads Mall in Boulder, Colorado and then the Company sold the former Mervyn's building to Sears. Sears is planning to renovate the former Mervyn's store and to open in the fall, 1998. The Company is currently negotiating with replacement tenants for the old Sears location.

(2) Wal-Mart purchased the former Broadway Store at Panorama Mall from Federated in March 1997 which had been vacant since February 1996. Wal-Mart commenced retrofit of the facility in October 1997 and plans to open its new facility in June 1998.

(3) J.C. Penney vacated its facility in County East in 1997. The Company is currently negotiating its replacement. At Crossroads Mall in Boulder, CO, the Company paid $3 million in 1997 to terminate the Montgomery Ward's lease. Gart Sports temporarily occupied this space through February 1998. The Company is currently negotiating with replacement tenants.

ENVIRONMENTAL MATTERS

    Under various federal, state and local laws, ordinances and regulations, an owner of real estate may be liable for the cost of removal or remediation of certain hazardous or toxic substances on or in such property. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of investigation, removal or remediation of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of a release of such substances at a disposal treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability for release of asbestos-containing materials (ACMs) into the air and third parties may seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with the ownership (direct or indirect), operation, management and development of real properties, the Company may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and therefore potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property.

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

    Based on these audits, and on other information, the Company is aware of the following environmental issues that are reasonably possible to result in costs associated with future investigation or remediation, or in environmental liability:

    - ASBESTOS. The Company has conducted ACM surveys at various locations within the Centers. The surveys indicate that ACMs are present or suspected in certain areas, primarily vinyl floor tiles, mastics, roofing materials, drywall tape and joint compounds. The identified ACMs are generally non-friable, in good condition, and possess low probabilities for disturbance. At certain Centers where ACMs are present or suspected, however, some ACMs have been or may be classified as "friable," and ultimately may require removal under certain conditions. The Company has developed and implemented an operations and maintenance (O&M) plan to manage ACM in place.

    - UNDERGROUND STORAGE TANKS. Underground storage tanks (USTs) are or were present at certain of the Centers, often in connection with tenant operations at gasoline stations or automotive tire, battery and accessory service centers located at such Centers. USTs also may be or have been present at properties neighboring certain Centers. Some of these tanks have either leaked or are suspected to have leaked. Where leakage has occurred, investigation, remediation, and monitoring costs may be incurred by the Company, if the responsible current or former tenant, or other responsible parties are unavailable to pay such costs.

    - CHLORINATED HYDROCARBONS. The presence of chlorinated hydrocarbons such as perchloroethylene (PCE) and its degradation byproducts have been detected at certain of the Centers, often in connection with tenant dry cleaning operations. Where PCE has been detected, the Company may incur investigation, remediation and monitoring costs if responsible tenants, or other responsible parties, are unavailable to pay such costs.

    PCE has been detected in soil and groundwater in the vicinity of a dry cleaning establishment at North Valley Plaza, which was sold to a third party on December 18, 1997. The California Department of Toxic Substance Control (DTSC) advised the Company in 1995 that very low levels of Dichlorethylene (1,2,DCE), a degradation byproduct of PCE, have been detected in a water well located 1/4 mile west from the dry cleaners, and that the dry cleaning facility may have contributed to the introduction of 1,2 DCE into the water well. According to DTSC, the maximum contaminant level (MCL) for 1,2DCE which is permitted in drinking water is 6 parts per billion (ppb). The 1,2DCE which was detected in the water well at 1.2 ppb, is below the MCL. The Company has retained an environmental consultant and has initiated extensive testing of the site. Remediation began in October 1997. The joint venture that owned the property (of which the Company is a 50% general partner) agreed as between itself and the buyer, that it would be responsible for continuing to pursue the investigation and remediation of impacted soil and groundwater resulting from releases of PCE from the shopping center's former dry cleaner. $124,000 and $155,000 has already been incurred for remediation, and professional and legal fees in 1997 and 1996, respectively. An additional $561,000 remains reserved as of December 31, 1997. The Company has initiated cost recovery actions and intends to continue to look to responsible parties for recovery.

    Toluene, a petroleum constituent, was detected in one of three groundwater dewatering system holding tanks at the Queens Center. Although the source of the tolulene has not been fully defined, the Company suspects the source to be either an adjacent automotive service station and/or a previous automotive service station, which operated on site prior to development of the mall. Toluene was detected at levels of 410 and 160 parts per billion (ppb) in samples taken from the tank in October, 1995 and February 1996, respectively. Additional samples were taken in May and December of 1996, with results of .63 ppb and "non-detect" for the May sampling event and 16.2 ppb and 25.2 ppb for the December sampling event. The maximum allowable contaminant level (MCL) for toluene in drinking water is 1000 ppb. Although the Company believes that no remediation will be required, it has set up a $150,000 reserve in 1996 to cover professional fees and testing costs, which was reduced by $18,000 of costs incurred in 1997. The Company intends to look to the responsible parties and insurers if remediation is required.

    The Company acquired Fresno Fashion Fair in December 1996. Asbestos has been detected in structural fireproofing throughout much of the Mall. Recent testing data conducted by a professional environmental consulting firm indicates that the fireproofing is largely inaccessible to building occupants and is well adhered to the structural members. Additionally, airborne concentrations of asbestos are well within OSHA's permissible exposure limit (PEL) of .1 fcc. The accounting for this acquisition included a reserve of $3.3 million to cover future removal of this asbestos, as necessary. $170,000 was incurred for abatement of this asbestos in 1997.

    Dry cleaning chemicals including PCE were detected in soil and groundwater in the vicinity of a former dry cleaning establishment at Huntington Center. The release has been reported to the local government authorities. The Company has retained an environmental consultant and is conducting additional site assessment activities to attempt to determine the extent to which groundwater has been impacted. The Company estimates, based on the data currently available, that costs for assessment, remediation and legal services will not exceed $500,000. Consequently, at the time of the acquisition, the Company established a $500,000 reserve to cover professional and legal fees. $9,000 and $6,000 has been incurred for remediation in 1997 and 1996, respectively. The Company intends to look to responsible parties and insurers for cost recovery.

EMPLOYEES

    The Company and the Management Companies employ approximately 1,264 persons, including eight executive officers, personnel in the areas of acquisitions and business development (5), property management (115), leasing (30), redevelopment/construction (17), financial services (28) and legal affairs (10). In addition, in an effort to minimize operating costs, the Company generally maintains its own security staff (401) and maintenance staff (650). Approximately 6 of these employees are represented by a union. The Company believes that relations with its employees are good.

    ITEM 2. PROPERTIES The following table sets forth certain information about each of the Centers:

                                                   YEAR OF     YEAR OF MOST                                DECEMBER 31, 1997-
                                                  ORIGINAL        RECENT                      MALL AND     PERCENTAGE OF MALL
               NAME OF CENTER/                  CONSTRUCTION/   EXPANSION/                  FREE-STANDING   AND FREE-STANDING
                 LOCATION(1)                     ACQUISITION    RENOVATION    TOTAL GLA(2)       GLA           GLA LEASED
----------------------------------------------  -------------  -------------  ------------  -------------  -------------------
Boulder Plaza ................................    1969 / 1989         1991         158,997       158,997           100.0%
 Boulder, Colorado
Bristol Shopping Center(4) ...................    1966 / 1986         1992         165,682       165,682            91.6%
 Santa Ana, California
Broadway Plaza(4) ............................    1951 / 1985         1994         679,427       233,930            98.0%
 Walnut Creek, California
Capitola Mall(4) .............................    1977 / 1995         1988         585,340       205,623            96.3%
 Capitola, California
Chesterfield Towne Center ....................    1975 / 1994         1997         817,290       396,097            94.5%
 Richmond, Virginia
County East Mall .............................    1966 / 1986         1989         488,883       170,323            91.9%
 Antioch, California
Crossroads Mall(4) ...........................    1963 / 1979         1986         809,004       365,567            80.6%
 Boulder, Colorado
Crossroads Mall ..............................    1974 / 1994         1991       1,112,470       372,782            84.9%
 Oklahoma City, Oklahoma
Fresno Fashion Fair ..........................    1970 / 1996         1983         881,394       320,513            97.9%
 Fresno, California
Greeley Mall .................................    1973 / 1986         1987         585,044       241,682            80.6%
 Greeley, Colorado
Green Tree Mall(4) ...........................    1968 / 1975         1995         782,687       338,691            85.3%
 Clarksville, Indiana
Holiday Village Mall(4) ......................    1959 / 1979         1992         491,711       269,842            89.9%
 Great Falls, Montana
Lakewood Mall ................................    1953 / 1975         1996       1,804,489       860,840            98.3%
 Lakewood, California
Northgate Mall ...............................    1964 / 1986         1987         744,020       273,689            89.8%
 San Rafael, California
Panorama Mall ................................    1955 / 1979         1980         369,742       159,742            96.8%
 Panorama, California
Parklane Mall(4) .............................    1967 / 1978         1997         448,727       319,007            91.8%
 Reno, Nevada
Queens Center ................................    1973 / 1995         1991         625,677       157,534           100.0%
 Queens, New York

                                                                                                1997 SALES
               NAME OF CENTER/                                                                  PER SQUARE
                 LOCATION(1)                                       ANCHORS                        FOOT(3)
----------------------------------------------  ----------------------------------------------  -----------
Boulder Plaza ................................                        --                         $     332
 Boulder, Colorado
Bristol Shopping Center(4) ...................                        --                               369
 Santa Ana, California
Broadway Plaza(4) ............................  Macy's, Nordstrom,                                     433
 Walnut Creek, California                        Macy's Men's and Juniors,
Capitola Mall(4) .............................  Gottschalks, J.C. Penney,                              287
 Capitola, California                            Mervyn's, Sears
Chesterfield Towne Center ....................  Hecht's, Belk, Dillard's, Sears,                       309
 Richmond, Virginia
County East Mall .............................  Sears, Gottschalks, Mervyn's(5)                        236
 Antioch, California
Crossroads Mall(4) ...........................  Foley's, J.C. Penney, Mervyn's, Sears(6)               265
 Boulder, Colorado
Crossroads Mall ..............................  Dillards, Foley's, J.C. Penney,                        211
 Oklahoma City, Oklahoma                         Montgomery Ward
Fresno Fashion Fair ..........................  Gottschalks, J.C. Penney, Macy's,                      297
 Fresno, California                              Macy's Men's and Children
Greeley Mall .................................  J.C. Penney, Sears, Joslins, Joslins Market            215
 Greeley, Colorado                               Centre, Montgomery Ward
Green Tree Mall(4) ...........................  Dillard's, J.C. Penney,                                309
 Clarksville, Indiana                            Sears, Target
Holiday Village Mall(4) ......................  Herberger's, J.C. Penney, Sears,                       268
 Great Falls, Montana                            Montgomery Ward
Lakewood Mall ................................  Home Depot, J.C. Penney, Mervyn's, Montgomery          318
 Lakewood, California                            Ward, Robinsons-May
Northgate Mall ...............................  Macy's, Mervyns, Sears                                 281
 San Rafael, California
Panorama Mall ................................  Wal-Mart(7)                                            339
 Panorama, California
Parklane Mall(4) .............................  Gottschalks                                            261
 Reno, Nevada
Queens Center ................................  J.C. Penney, Macy's                                    690
 Queens, New York

                                                    YEAR OF     YEAR OF MOST                                DECEMBER 31, 1997-
                                                   ORIGINAL        RECENT                      MALL AND     PERCENTAGE OF MALL
                NAME OF CENTER/                  CONSTRUCTION/   EXPANSION/                  FREE-STANDING   AND FREE-STANDING
                  LOCATION(1)                     ACQUISITION    RENOVATION    TOTAL GLA(2)       GLA           GLA LEASED
-----------------------------------------------  -------------  -------------  ------------  -------------  -------------------
Rimrock Mall ..................................    1978 / 1996         1980         581,688       266,248            92.1%
 Billings, Montana
Salisbury, Centre at ..........................    1990 / 1995         1990         883,791       278,810            89.9%
 Salisbury, Maryland
Valley View Center ............................    1973 / 1996         1996       1,519,453       461,556            86.1%
 Dallas, Texas
Villa Marina Marketplace ......................    1972 / 1996         1995         448,517       448,517            96.5%
 Marina Del Rey, California
Vintage Faire Mall ............................    1977 / 1996       --           1,051,458       351,539            89.4%
 Modesto, California
West Acres ....................................    1972 / 1986         1992         908,841       356,286            98.1%
 Fargo, North Dakota
                                                                               ------------  -------------         -------
Total/Average at December 31, 1997*............                                  16,944,332     7,173,497            92.1%
                                                                               ------------  -------------         -------

1997 Acquisition Centers
The Citadel ...................................    1972 / 1997         1995       1,044,852       449,512            83.6%
 Colorado Springs, Colorado
Great Falls Marketplace .......................    1997 / 1997       --             143,570       143,570           100.0%
 Great Falls, Montana
Manhattan Village Shopping Ctr.(4) ............    1981 / 1997         1992         551,685       375,631            97.3%
 Manhattan Beach, California
South Towne Center ............................    1987 / 1997         1997       1,240,143       463,346            90.5%
 Sandy, Utah
Stonewood Mall(4) .............................    1953 / 1997         1991         927,218       356,471            89.4%
 Downey, California
                                                                               ------------  -------------         -------
  Total/Average 1997 Acquisitions..............                                   3,907,468     1,788,530            90.7%
                                                                               ------------  -------------         -------
Total/Average at December 31, 1997**...........                                  20,851,800     8,962,027            91.8%
                                                                               ------------  -------------         -------


                                                                                                  1997 SALES
                NAME OF CENTER/                                                                   PER SQUARE
                  LOCATION(1)                                        ANCHORS                        FOOT(3)
-----------------------------------------------  -----------------------------------------------  -----------
Rimrock Mall ..................................  Herbergers, Hennessy's,                           $     248
 Billings, Montana                                J.C. Penney, Montgomery Ward
Salisbury, Centre at ..........................  Boscov's, J.C. Penney, Hechts,                          277
 Salisbury, Maryland                              Montgomery Ward, Sears
Valley View Center ............................  Dillard's, Foleys, J.C. Penney,                         237
 Dallas, Texas                                    Sears
Villa Marina Marketplace ......................                        --                                402
 Marina Del Rey, California
Vintage Faire Mall ............................  Gottschalks, J.C. Penney, Macy's,                       293
 Modesto, California                              Macy's Men's & Home, Sears
West Acres ....................................  Daytons, J.C. Penney,                                   347
 Fargo, North Dakota                              O.J. De Lendrecies, Sears
                                                                                                       -----
Total/Average at December 31, 1997*............                                                    $     310
                                                                                                       -----
1997 Acquisition Centers
The Citadel ...................................  Dillard's, Foley's, J.C. Penney, Mervyn's         $     273
 Colorado Springs, Colorado
Great Falls Marketplace .......................                        --                                 (8)
 Great Falls, Montana
Manhattan Village Shopping Ctr.(4) ............  Macy's, Macy's Men's & Home                             643
 Manhattan Beach, California
South Towne Center ............................                                                          220
 Sandy, Utah                                     Dillard's, J.C. Penney, Mervyn's, Target, ZCMI
Stonewood Mall(4) .............................                                                          272
 Downey, California                              J.C. Penney, Mervyn's, Robinsons-May, Sears
                                                                                                       -----
  Total/Average 1997 Acquisitions..............                                                    $     342
                                                                                                       -----
Total/Average at December 31, 1997**...........                                                    $     317
                                                                                                       -----

                                                    YEAR OF     YEAR OF MOST                                DECEMBER 31, 1997-
                                                   ORIGINAL        RECENT                      MALL AND     PERCENTAGE OF MALL
                NAME OF CENTER/                  CONSTRUCTION/   EXPANSION/                  FREE-STANDING   AND FREE-STANDING
                  LOCATION(1)                     ACQUISITION    RENOVATION    TOTAL GLA(2)       GLA           GLA LEASED
-----------------------------------------------  -------------  -------------  ------------  -------------  -------------------

MAJOR REDEVELOPMENT PROPERTIES
Buenaventura Mall .............................    1965 / 1996         1997         801,277       345,941               (9)
 Ventura, California
Huntington Center .............................    1965 / 1996         1997         683,382       286,617(10)             (9)
 Huntington Beach, California
                                                                               ------------  -------------
  TOTAL MAJOR REDEVELOPMENT CENTERS                                               1,484,659       632,558
                                                                               ------------  -------------
  TOTAL/AVERAGE AT DECEMBER 31, 1997***                                          22,336,459     9,594,585
                                                                               ------------  -------------
1998 ACQUISITION CENTERS (ERE YARMOUTH
 PORTFOLIO)
Eastland Mall(4) ..............................    1978 / 1998         1995       1,085,280       544,016            95.2%
 Evansville, IN
Empire Mall(4) ................................    1975 / 1998         1988       1,334,557       632,535            91.9%
 Sioux Falls, SD
Granite Run Mall ..............................    1974 / 1998         1993       1,036,359       535,950            90.8%
 Media, PA
Lake Square Mall ..............................    1980 / 1998         1992         560,671       264,634            87.6%
 Leesburg, FL
Lindale Mall ..................................    1963 / 1998         1997         691,940       386,377            92.0%
 Cedar Rapids, IA
Mesa Mall .....................................    1980 / 1998         1991         851,354       425,537            93.6%
 Grand Junction, CO
NorthPark Mall ................................    1973 / 1998         1994       1,066,818       415,285            83.8%
 Davenport, IA
Rushmore Mall .................................    1978 / 1998         1992         837,255       366,595            81.8%
 Rapid City, SD
Southern Hills Mall ...........................    1980 / 1998       --             752,588       439,011            94.7%
 Sioux City, IA
SouthPark Mall ................................    1974 / 1998         1990       1,034,542       456,486            90.3%
 Moline, IL


                                                                                                  1997 SALES
                NAME OF CENTER/                                                                   PER SQUARE
                  LOCATION(1)                                        ANCHORS                        FOOT(3)
-----------------------------------------------  -----------------------------------------------  -----------
MAJOR REDEVELOPMENT PROPERTIES
Buenaventura Mall .............................  J.C. Penney, Macy's, Montgomery Ward                    269
 Ventura, California
Huntington Center .............................  Mervyn's, Burlington Coat Factory                       328
 Huntington Beach, California                     Montgomery Ward
                                                                                                       -----
  TOTAL MAJOR REDEVELOPMENT CENTERS                                                                $     294
                                                                                                       -----
  TOTAL/AVERAGE AT DECEMBER 31, 1997***                                                            $     315
                                                                                                       -----
1998 ACQUISITION CENTERS (ERE YARMOUTH
 PORTFOLIO)
Eastland Mall(4) ..............................  J.C. Penney, Lazarus, Famous Barr,                      (11)
 Evansville, IN                                   DeJong
Empire Mall(4) ................................  Best(12), Younkers, J.C. Penney, Sears,                 (11)
 Sioux Falls, SD                                  Dayton's, Kohl's, Target
Granite Run Mall ..............................  J.C. Penney, Sears, Boscov's                            (11)
 Media, PA
Lake Square Mall ..............................  Belk-Lindsey, Sears, J.C. Penney,                       (11)
 Leesburg, FL                                     Target
Lindale Mall ..................................  Younker's, VonMaur, Sears                               (11)
 Cedar Rapids, IA
Mesa Mall .....................................  Sears, Herberger's, J.C. Penney,                        (11)
 Grand Junction, CO                               Mervyn's, Target
NorthPark Mall ................................  Younkers, VonMaur, J.C. Penney,                         (11)
 Davenport, IA                                    Sears, Montgomery Ward
Rushmore Mall .................................  Best(12), J.C. Penney, Sears, Herberger's,              (11)
 Rapid City, SD                                   Target
Southern Hills Mall ...........................  Younker's, Sears, Target                                (11)
 Sioux City, IA
SouthPark Mall ................................  J.C. Penney, Sears, Younkers,                           (11)
 Moline, IL                                       VonMaur, Montgomery Ward

                                                    YEAR OF     YEAR OF MOST                                DECEMBER 31, 1997
                                                   ORIGINAL        RECENT                      MALL AND     PERCENTAGE OF MALL
                NAME OF CENTER/                  CONSTRUCTION/   EXPANSION/                  FREE-STANDING  AND FREE- STANDING
                  LOCATION(1)                     ACQUISITION    RENOVATION    TOTAL GLA(2)       GLA           GLA LEASED
-----------------------------------------------  -------------  -------------  ------------  -------------  ------------------
SouthRidge Mall(4) ............................    1975 / 1998         1992         993,875       536,523            75.0%
 Des Moines, IA
Valley Mall ...................................    1978 / 1998         1992         482,348       196,285            97.6%
 Harrisonburg, VA
                                                                               ------------  -------------         -------
1998 ACQUISITION CENTERS (ERE YARMOUTH                                           10,727,587     5,199,234            89.3%
 PORTFOLIO)
                                                                               ------------  -------------         -------
GRAND TOTAL/AVERAGE                                                              33,064,046    14,793,819            90.9%
                                                                               ------------  -------------         -------
                                                                               ------------  -------------         -------

                                                                                                  1997 SALES
                NAME OF CENTER/                                                                   PER SQUARE
                  LOCATION(1)                                        ANCHORS                        FOOT(3)
-----------------------------------------------  -----------------------------------------------  -----------
SouthRidge Mall(4) ............................  Sears, Younkers, J.C. Penney,                           (11)
 Des Moines, IA                                   Target, Montgomery Ward
Valley Mall ...................................  J.C. Penney, Leggett, Watson's,                         (11)
 Harrisonburg, VA                                 Wal-Mart
1998 ACQUISITION CENTERS (ERE YARMOUTH
 PORTFOLIO)
GRAND TOTAL/AVERAGE

------------------------

*   EXCLUDING 1997 ACQUISITIONS, REDEVELOPMENT PROPERTIES AND 1998 ACQUISITIONS

**  EXCLUDING REDEVELOPMENT PROPERTIES AND 1998 ACQUISITIONS

*** EXCLUDING 1998 ACQUISITIONS

------------------------

 (1) The land underlying thirty of the Centers is owned in fee entirely by the Company or, in the case of jointly-owned Centers, by the property partnership. All or part of the land underlying the remaining Centers is owned by third parties and leased to the Company or property partnership pursuant to long-term ground leases. Under the terms of a typical ground lease, the Company or property partnership pays rent for the use of the land and is generally responsible for all costs and expenses associated with the building and improvements. In some cases, the Company or property partnership has an option or right of first refusal to purchase the land. The termination dates of the ground leases range from 2000 to 2070. All centers are wholly owned by Company or its subsidiaries, except for Broadway Plaza (50%), Panorama Mall (50%), West Acres (19%), Manhattan Village Shopping Center (10%) and the ERE Yarmouth Portfolio (50%).

 (2) Includes GLA attributable to Anchors (whether owned or non-owned) and Mall and Freestanding Stores as of December 31, 1997.

 (3) Sales are based on reports by retailers leasing Mall and Freestanding Stores for the year ending December 31, 1997 for tenants which have occupied such stores for a minimum of twelve months. Consistent with industry practices, sales per square foot are based on gross leased and occupied area, excluding theaters, and are not based on GLA.

 (4) Portions of the land on which the Center is situated are subject to one or more ground leases.

 (5) J.C. Penney vacated its facility in the Center in 1997. The Company is currently in negotiations with a replacement tenant.

 (6) The Company paid $3 million in 1997 to terminate the Montgomery Ward's lease. Gart Sports is temporarily occupying this space until February 1998. In addition, the Company bought the Mervyn's building in February, 1998 and sold it to Sears. Sears will occupy the former Mervyn's store and the Company will recapture the existing Sears building. The Company is currently negotiating with other tenants to occupy these locations.

 (7) The Broadway Store ceased operations in February 1996. Wal-Mart purchased the former Broadway store from Federated in March 1997, commenced retrofit of the building in October 1997 and plans to open its new facility in June 1998.

 (8) Spaces comprising Total GLA at December 31, 1997 have only been developed and leased within fourth quarter of 1997 and, therefore, comparable sales figures are not available for presentation in accordance with the presentation methodology outlined in footnote (3).

 (9) Certain spaces have been intentionally held off the market and remain vacant due to major redevelopment strategy. As a result, the Company believes the percentage of mall and free-standing GLA leased at these major redevelopments is not meaningful data.

 (10) Edwards Cinema signed a lease in January 1997 to occupy the former Broadway location. Edwards is expected to open a 21 screen theater complex on that site in November 1999.

 (11) Sales per square foot information not currently available.

 (12) The Company is contemplating various replacement tenant/redevelopment opportunities for these vacant sites.

MORTGAGE DEBT

    The following table sets forth certain information regarding the mortgages encumbering the Centers, including those Centers in which the Company has less than a 100% interest. All mortgage debt is nonrecourse to the Company. The information set forth below is for properties owned as of December 31, 1997.

                                                                       ANNUAL                 BALANCE    EARLIEST DATE
                                              ANNUAL     PRINCIPAL      DEBT                   DUE ON    ON WHICH ALL
       PROPERTY PLEDGED          FIXED OR    INTEREST     BALANCE      SERVICE    MATURITY    MATURITY     NOTES CAN
         AS COLLATERAL           FLOATING      RATE       (000'S)      (000'S)      DATE      (000'S)     BE PREPAID
-------------------------------  ---------  -----------  ----------  -----------  ---------  ----------  -------------
Capitola Mall..................    Fixed         9.25%   $   37,675       3,801    12/15/01  $   36,193    Any Time
Chesterfield Towne Center(1)...    Fixed         9.10%       65,708       6,580      1/1/24       1,087    1/1/24(2)
Chesterfield Towne Center......    Fixed         8.54%        3,359         376     11/1/99       3,183    Any Time
Citadel........................    Fixed         7.20%       75,600       6,528      1/1/08      59,962    Any Time
Crossroads Mall--Boulder.......    Fixed         7.08%       35,638       2,928    12/15/10      28,107    12/15/01
Fresno Fashion Fair............    Fixed         8.40%       38,000       3,165     10/1/01      38,000    Any Time
Greeley Mall...................    Fixed         8.50%       17,815       2,245     9/15/03      12,519    Any Time
Green Tree Mall/
 Crossroads--OK/Salisbury......    Fixed         7.23%      117,714       8,499     3/16/04     117,174    Any Time
Holiday Village................    Fixed         6.75%       17,000       1,147      4/1/01      17,000     1/10/99
Lakewood Mall..................    Fixed         7.20%      127,000       9,081     8/10/05     127,000    Any Time
Northgate Mall.................    Fixed         6.75%       25,000       1,688      4/1/01      25,000     1/10/99
Parklane Mall..................    Fixed         6.75%       20,000       1,350      4/1/01      20,000    Any Time
Queens Center..................  Floating           (3)      65,100          (3)    3/31/99      51,000    Any Time
Rimrock Mall...................    Fixed         7.70%       31,517       2,924      1/1/03      28,496    Any Time
South Towne Center.............  Floating           (4)      65,000          (4)   10/10/08      65,000    Any Time
Valley View Mall...............    Fixed         7.89%       51,000       4,024     11/1/06      51,000    Any Time
Villa Marina Marketplace.......    Fixed         7.23%       58,000       4,193    10/10/06      58,000    Any Time
Vintage Faire Mall.............    Fixed         7.65%       55,433       5,116      1/1/03      50,089    Any Time
                                                         ----------
  Total--Wholly Owned
    Centers....................                             906,559
Joint Venture Centers:
Broadway Plaza (50%)(5)........    Fixed         6.84%       21,750       1,487      5/5/98      21,750    Any Time
West Acres Center (19%)(5).....    Fixed         8.96%        7,170         648     7/15/99       6,613
                                                         ----------
  Total--All Centers                                     $  935,479
                                                         ----------
                                                         ----------

------------------------

Notes:

(1) The annual debt service payment represents the payment of principal and interest. In addition, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the gross receipts (as defined in the loan agreement) exceeds a base amount specified therein. Contingent interest recognized was $398,619 for the year ended December 31, 1996 and $98,528 for the year ended December 31, 1997.

(2) No prepayment except under certain circumstances in the event of the sale of the Center.

(3) The interest rate is LIBOR plus .45%. LIBOR was 5.81% at December 31, 1997. There is an interest rate cap on $10 million of this debt at a LIBOR strike rate of 5.88% through maturity. The remaining principal has an interest rate cap with a LIBOR strike rate of 7.7%.

(4) At December 31, 1997 this loan was at LIBOR plus 1%, which totaled 6.9%. In February 1998, this loan was converted to a 10 year loan at a fixed rate of 6.62%, maturing in February 2008.

(5) Reflects the Company's pro rata share of debt.

    The Company, at December 31, 1997, had a $60 million unsecured credit facility with a financial institution which bears interest at approximately LIBOR plus 1.325% or the institution's prime rate. There was $55 million outstanding on this facility as of December 31, 1997 and $12 million outstanding as of December 31, 1996. The Company increased this credit facility to $150 million on February 26, 1998 to partially fund the ERE Yarmouth portfolio.

    In addition to the above debt, the Company has also issued $161.4 million of unsecured subordinated convertible debentures due in December 2002. The debentures bear interest at 7.25% and are convertible into shares of common stock of the Company at a conversion price of $31.125.

ITEM 3. LEGAL PROCEEDINGS.

    The Company, the Operating Partnership, the Management Companies and the affiliated partnerships are not currently involved in any material litigation nor, to the Company's knowledge, is any material litigation currently threatened against such entities or the Centers, other than routine litigation arising in the ordinary course of business, most of which is expected to be covered by liability insurance. For information about certain environmental matters, see "Business of the Company--Environmental Matters."

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The common stock of the Company is listed and traded on the New York Stock Exchange ("NYSE") under the symbol "MAC". The common stock began trading on March 10, 1994 at a price of $19 per share. In 1997 the Company's shares traded at a high of $29.6875 and a low of $24.875.

    As of March 4, 1998 there were approximately 241 shareholders of record. The following table shows high and low closing prices per share of common stock for each quarter in 1996 and 1997 and dividends/ distributions per share of common stock declared and paid by quarter.

                                                                                      DIVIDENDS/
                                                                MARKET QUOTATION     DISTRIBUTIONS
                                                                   PER SHARE        ---------------
                                                              --------------------     DECLARED
QUARTERS ENDED                                                  HIGH        LOW        AND PAID
------------------------------------------------------------  ---------  ---------  ---------------
March 31, 1996..............................................  $   201/8  $   191/4     $    0.42
June 30, 1996...............................................      211/4       19            0.42
September 30, 1996..........................................      227/8       20            0.42
December 31, 1996...........................................      261/8      213/4          0.44

March 31, 1997..............................................      295/8      253/8          0.44
June 30, 1997...............................................      287/8      247/8          0.44
September 30, 1997..........................................    2911/16      271/8          0.44
December 31, 1997...........................................     299/16      246/8          0.46

    In June and July 1997, the Company sold a total of $161.4 million of its 7 1/4% Convertible Subordinated Debentures due 2002 (the "Debentures"). The Debentures were offered and sold only (1) outside the U.S. in accordance with Regulation S under the Securities Act of 1933, as amended (the "Securities Act"), and (2) inside the U.S. to qualified institutional buyers in accordance with Rule 144A under the Securities Act. Lazard Capital Markets, Lehman Brothers International (Europe) and UBS Limited agreed to purchase the Debentures at a purchase price of 100% of the principal amount, less an aggregate offering discount of 2.5% (plus reimbursement of expenses). The Debentures are convertible, at any time on or after 60 days from the date of issue at a conversion price of $31.125 per share. The net proceeds of $157.4 million were used primarily to repay floating rate debt and for general corporate purposes. On December 22, 1997, the Company filed a shelf registration statement (File No. 333-38721) with respect to $119.4 million of the Debentures.

    On February 25, 1998, the Company sold $100 million of its Series A Cumulative Convertible Redeemable Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock") in a private placement to Security Capital Preferred Growth Incorporated ("SCPG"), an accredited investor, pursuant to
Section 4(2) of the Securities Act. In connection with the transaction, the Company paid a placement fee of $1 million to an affiliate of SCPG. The Series A Preferred Stock can be converted into shares of common stock on a one-for-one basis. The proceeds from the sale of the Series A Preferred Stock were used to acquire the ERE Yarmouth portfolio.

ITEM 6. SELECTED FINANCIAL DATA.

    The following sets forth selected financial data for the Company on a historical and pro forma consolidated basis, and for the Centers and the Management Companies (collectively, the "Predecessor"), on an historical combined basis. The following data should be read in conjunction with the financial statements (and the notes thereto) of the Company and "Management's Discussion And Analysis of Financial Condition and Results of Operations" each included elsewhere in this Form 10-K.

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

    The Selected Financial Data is presented on a combined basis. The limited partnership interests in the Operating Partnership (not owned by the REIT) are reflected in the pro forma data as minority interest. Centers in which the Company does not have a greater than 50% ownership interest (Panorama Mall, North Valley Plaza, Broadway Plaza, Manhattan Village and West Acres Shopping Center) are referred to as the "Joint Venture Centers", and along with the Management Companies, are reflected in the selected financial data under the equity method of accounting. Accordingly, the net income from the Joint Venture Centers and the Management Companies that is allocable to the Company is included in the statement of operations as Equity in income (loss) of unconsolidated joint ventures and management companies.

                                                                  THE COMPANY
                                          -----------------------------------------------------------        PREDECESSOR
                                                                            PRO FORMA                  ------------------------
                                                                           AS REPORTED   MARCH 16 TO   JANUARY 1 TO
                                            1997       1996       1995      FOR 1994     DEC 31,1994    MAR 15,1994     1993
                                          ---------  ---------  ---------  -----------  -------------  -------------  ---------
                                                 (ALL AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA AND NUMBER OF CENTERS)
Operating Data:
Revenues:
  Minimum rents.........................  $ 142,251  $  99,061  $  69,253   $  59,640     $  48,663      $   9,993    $  49,219
  Percentage rents......................      9,259      6,142      4,814       4,906         3,681            851        3,550
  Tenant recoveries.....................     66,499     47,648     26,961      22,690        18,515          3,108       16,320
  Management fee income(2)..............     --         --         --          --            --                528        2,658
  Other.................................      3,205      2,208      1,441         921           582            100          766
                                          ---------  ---------  ---------  -----------  -------------       ------    ---------
    Total revenues......................    221,214    155,059    102,469      88,157        71,441         14,580       72,513
Shopping center expenses................     70,901     50,792     31,580      28,373        22,576          4,891       23,881
Management, leasing and development
 services (2)...........................     --         --         --          --            --                557        2,084
REIT general and administrative
 expenses...............................      2,759      2,378      2,011       1,954         1,545         --           --
Depreciation and amortization...........     41,535     32,591     25,749      23,195        18,827          3,642       16,385
Interest expense........................     66,407     42,353     25,531      19,231        16,091          6,146       27,783
                                          ---------  ---------  ---------  -----------  -------------       ------    ---------
Income (loss) before minority interest,
 unconsolidated entities and
 extraordinary item.....................     39,612     26,945     17,598      15,404        12,402           (656)       2,380
Minority interest(1)....................    (10,567)   (10,975)    (8,246)     (8,008)       (6,792)        --           --
Equity in income (loss) of
 unconsolidated joint ventures and
 management companies (2)...............     (8,063)     3,256      3,250       3,054         3,016           (232)        (178)
Gain on sale of assets..................      1,619     --         --          --            --             --           --
Extraordinary loss on early
 extinguishment of debt.................       (555)      (315)    (1,299)     --            --             --           --
                                          ---------  ---------  ---------  -----------  -------------       ------    ---------
Net income (loss).......................  $  22,046  $  18,911  $  11,303   $  10,450     $   8,626      ($    888)   $   2,202
                                          ---------  ---------  ---------  -----------  -------------       ------    ---------
                                          ---------  ---------  ---------  -----------  -------------       ------    ---------
Earnings per share--basic:(3)
  Income before extraordinary item......  $    0.86  $    0.92  $    0.78   $    0.72     $    0.60            N/A          N/A
  Extraordinary item....................      (0.01)     (0.01)     (0.05)     --            --                N/A          N/A
                                          ---------  ---------  ---------  -----------  -------------
    Net income per share--basic.........  $    0.85  $    0.91  $    0.73   $    0.72     $    0.60            N/A          N/A
                                          ---------  ---------  ---------  -----------  -------------
                                          ---------  ---------  ---------  -----------  -------------
Earnings per share--diluted:(8)
  Income before extraordinary item......  $    0.85  $    0.90  $    0.78   $    0.72     $    0.60            N/A          N/A
  Extraordinary item....................      (0.01)     (0.01)     (0.05)     --            --                N/A          N/A
                                          ---------  ---------  ---------  -----------  -------------
Net income per share--diluted...........  $    0.84  $    0.89  $    0.73   $    0.72     $    0.60            N/A          N/A
                                          ---------  ---------  ---------  -----------  -------------
                                          ---------  ---------  ---------  -----------  -------------

                                                                       PRO FORMA
                                                                      AS REPORTED  MARCH 16 TO   JANUARY 1 TO
                                       1997       1996       1995      FOR 1994    DEC 31,1994    MAR 15,1994     1993
                                     ---------  ---------  ---------  -----------  ------------  -------------  ---------
                                            (ALL AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA AND NUMBER OF CENTERS)
Other Data:
Funds from operations--basic(4)....  $  83,188  $  62,428  $  44,938   $  39,343    $   32,710           N/A          N/A
The Company's share
 of FFO--basic(5)..................  $  56,233  $  39,502  $  25,982   $  22,011    $   18,300           N/A          N/A
EBITDA(6)..........................  $ 147,554  $ 101,889  $  68,878   $  57,592    $   47,320           N/A          N/A

Cash flows from (used in):
  Operating activities.............  $  78,476  $  80,431  $  48,186         N/A    $   30,011           N/A          N/A
  Investing activities.............  $(215,006) $(296,675) $ (88,413)        N/A    $ (137,637)          N/A          N/A
  Financing activities.............  $ 146,041  $ 216,317  $  51,973         N/A    $   99,584           N/A          N/A
Number of centers at year end......         30         26         19          16            16            14           14
Weighted average number of shares
 outstanding--basic(7).............     37,982     32,934     26,930      25,645        25,714           N/A          N/A
Weighted average number of shares
 outstanding--diluted(7)(8)........     38,403     33,320     26,984      25,771        25,840           N/A          N/A
Cash distributions declared per
 common share......................  $    1.78  $    1.70  $    1.66         N/A    $      .87           N/A          N/A

                                                                         THE COMPANY                  PREDECESSOR
                                                          ------------------------------------------  -----------
                                                                               DECEMBER 31,
                                                          -------------------------------------------------------
                                                            1997       1996       1995       1994        1993
                                                          ---------  ---------  ---------  ---------  -----------
                                                                        (ALL AMOUNTS IN THOUSANDS)
BALANCE SHEET DATA:
Investment in real estate
  (before accumulated depreciation).....................  $1,607,429 $1,273,085 $ 833,998  $ 554,788   $ 375,972
Total assets............................................  $1,505,002 $1,187,753 $ 763,398  $ 485,903   $ 314,591
Total mortgage and notes payable........................  $1,122,959 $ 789,239  $ 485,193  $ 313,632   $ 372,817
Minority interest(1)....................................  $ 100,463  $ 112,242  $  95,740  $  72,376   $  --
Partners' deficit.......................................  $  --      $  --      $  --      $  --       $ (88,294)
Stockholders' equity....................................  $ 216,295  $ 237,749  $ 158,345  $  86,939   $  --

------------------------------

(1) "Minority Interest" reflects the ownership interest in the Operating Partnership not owned by the REIT.

(2) Unconsolidated joint ventures include all Centers that the Company does not wholly own and the Management Companies. The Management Companies on a pro forma basis and after March 15, 1994 have been reflected on the equity method.

(3) Earnings per share is based on SFAS No. 128 for all years presented.

(4) Funds from operations ("FFO") represents net income (loss) (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization (excluding depreciation on personal property and amortization of loan and financial instrument costs), and after adjustments for unconsolidated entities. Adjustments for unconsolidated entities are calculated on the same basis. FFO does not represent cash flow from operations as defined by GAAP and is not necessarily indicative of cash available to fund all cash flow needs.

(5) The Company's share of FFO represents the Company's weighted average ownership of the Operating Partnership multiplied by total FFO.

(6) EBITDA represents earnings before interest, income taxes, depreciation, amortization, minority interest, equity in income (loss) of unconsolidated entities, extraordinary items and gain (loss) on sale of assets. This data is relevant to an understanding of the economics of the shopping center business as it indicates cash flow available from operations to service debt and satisfy certain fixed obligations. EBITDA should not be construed by the reader as an alternative to operating income as an indicator of the Company's operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity.

(7) Assumes that all OP Units are converted to common stock.

(8) Assumes issuance of common stock for in-the-money options and restricted stock calculated using the Treasury method in accordance with SFAS No. 128 for all years presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  GENERAL BACKGROUND AND PERFORMANCE MEASUREMENT

    The Company believes that the most significant measures of its operating performance are Funds from Operations and EBITDA. Funds from Operations is defined as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of real property, plus depreciation and amortization (excluding depreciation on personal property and amortization of loan and financial instrument costs), and after adjustments for unconsolidated entities. Adjustments for unconsolidated entities are calculated on the same basis. Funds from Operations does not represent cash flow from operations as defined by GAAP and is not necessarily indicative of cash available to fund all cash flow needs.

    EBITDA represents earnings before interest, income taxes, depreciation, amortization, minority interest, income in unconsolidated entities, extraordinary items and gain (loss) on sale of assets. This data is relevant to an understanding of the economics of the shopping center business as it indicates cash flow available from operations to service debt and satisfy certain fixed obligations. EBITDA should not be construed as an alternative to operating income as an indicator of the Company's operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity. While the performance of individual Centers and the Management Companies determines EBITDA, the Company's capital structure also influences Funds from Operations. The most important component in determining EBITDA and Funds from Operations is Center revenues. Center revenues consist primarily of minimum rents, percentage rents and tenant expense recoveries. Minimum rents will increase to the extent that new leases are signed at market rents that are higher than prior rents. Minimum rent will also fluctuate up or down with changes in the occupancy level. Additionally, to the extent that new leases are signed with more favorable expense recovery terms, expense recoveries will increase.

    Percentage rents generally increase or decrease with changes in tenant sales. As leases roll over, however, a portion of historical percentage rent is often converted to minimum rent. It is therefore common for percentage rents to decrease as minimum rents increase. Accordingly, in discussing financial performance, the Company combines minimum and percentage rents in order to better measure revenue growth.

    The following discussion is based primarily on the consolidated financial statements of the Company for the years ended December 31, 1997, 1996 and 1995. The following discussion compares the activity for the year ended December 31, 1997 to results of operations for 1996. Also included is a comparison of the activities for the year ended December 31, 1996 to the results for the year ended December 31, 1995.

    This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

    This annual report on Form 10-K contains or incorporates statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Form 10-K and include statements regarding, among other matters, the Company's growth opportunities, the Company's acquisition strategy, regulatory matters pertaining to compliance with governmental regulations and other factors affecting the Company's financial condition or results of operations. Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from the future results, performance or achievements, expressed or implied in such forward looking statements.

    The following table reflects the Company's acquisitions in 1995, 1996 and 1997:

                                                             DATE ACQUIRED                   LOCATION
                                                        -----------------------  ---------------------------------
"1995 ACQUISITION CENTERS":
The Centre at Salisbury...............................  August 15, 1995          Salisbury, Maryland
Capitola Mall.........................................  December 21, 1995        Capitola, California
Queens Center.........................................  December 28, 1995        Queens, New York

"1996 ACQUISITION CENTERS":
Villa Marina Marketplace..............................  January 25, 1996         Marina Del Rey, California
Valley View Center....................................  October 21, 1996         Dallas, Texas
Rimrock Mall..........................................  November 27, 1996        Billings, Montana
Vintage Faire Mall....................................  November 27, 1996        Modesto, California
Buenaventura Mall.....................................  December 18, 1996        Ventura, California
Fresno Fashion Fair...................................  December 18, 1996        Fresno, California
Huntington Center.....................................  December 18, 1996        Huntington Beach, California

"1997 ACQUISITION CENTERS":
South Towne Center....................................  March 27, 1997           Sandy, Utah
Stonewood Mall........................................  August 6, 1997           Downey, California
Manhattan Village Shopping Center.....................  August 19, 1997          Manhattan Beach, California
The Citadel Mall......................................  December 19, 1997        Colorado Springs, Colorado
Great Falls Marketplace...............................  December 31, 1997        Great Falls, Montana

The financial statements include the results of these centers for periods subsequent to their acquisition.

    Many of the variations in the results of operations, discussed below, occurred due to the addition of these properties to the portfolio during 1997 and 1996. Many factors, such as the availability and cost of capital, overall debt to market capitalization level, interest rates and availability of potential acquisition targets that meet the Company's criteria, impact the Company's ability to acquire additional properties. Accordingly, management is uncertain as to whether during the balance of 1998, and in future years, there will be similar acquisitions and corresponding increases in revenues, net income and funds from operations that occurred as a result of the addition of the 1997 and 1996 Acquisition Centers. All other centers are referred to herein as the "Same Centers".

    The bankruptcy and/or closure of retail stores, particularly Anchors, may reduce customer traffic and cash flow generated by a Center. During 1997, Montgomery Ward filed bankruptcy. The Company has 11 Montgomery Ward stores in its portfolio. Montgomery Ward has not yet disclosed whether they will cease operating any of their stores in the Company's centers. The long-term closure of these or other stores could adversely affect the Company's performance.

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

ASSETS AND LIABILITIES

    Total assets increased to $1,505 million at December 31, 1997 compared to $1,188 million at December 31, 1996 and $763 million at December 31, 1995. During that same period, total liabilities increased from $509 million in 1995 to $838 million in 1996 and $1,188 million in 1997. These changes were primarily as a result of the 1996 and 1995 common stock offerings, the 1997 convertible debenture offering, the purchase of the 1997, 1996 and 1995 Acquisition Centers and related debt transactions described below.

A.  CONVERTIBLE DEBENTURE OFFERING

    On June 27, 1997, the Company issued and sold $150 million of convertible subordinated debentures due 2002 and an additional $11.4 million of debentures were sold in July 1997 ("the Debentures"). The Debentures, which were sold at par, bear interest at 7.25% annually (payable semi-annually) and are convertible into shares of the Company's common stock at any time, on or after 60 days, from the date of issue at a conversion price of $31.125 per share. The Debentures mature on December 15, 2002 and are callable by the Company after June 15, 2002 at par plus accrued interest. The net proceeds from the sale of the Debentures of $157.4 million were used to repay floating rate debt and for general corporate purposes.

B.  ACQUISITIONS

    South Towne Center was acquired on March 27, 1997. South Towne Center is a 1,240,143 square foot super regional mall located in Sandy, Utah. The purchase price was $98 million, consisting of $52 million of cash and $46 million of assumed mortgage indebtedness.

    Stonewood Mall is a 927,218 square foot super regional mall in Downey, California, which the Company acquired on August 6, 1997. The purchase price was $92 million which was funded with $58 million in proceeds from a 10 year fixed rate loan placed concurrently on Villa Marina Marketplace and from cash on hand.

    Manhattan Village located in Manhattan Beach, California was purchased by a joint venture on August 19, 1997. The Company owns a 10% interest in the joint venture. Manhattan Village is a regional center with a total of 551,685 square feet of retail, restaurant and entertainment space. The purchase price was $66.6 million and was paid in cash.

    The Citadel, a 1,044,852 square foot super regional mall in Colorado Springs, Colorado, was purchased on December 19, 1997 for $108 million. The purchase price was funded by a concurrently placed loan of $75.6 million plus $32.4 million in cash.

    Great Falls Marketplace is an 143,570 square foot community center developed by the Management Companies and sold to the Company on December 31, 1997. The purchase price of $14.8 million approximates the cost incurred by the Management Companies to acquire and develop the site.

C.  RECENT DEVELOPMENTS

    On February 27, 1998, the Company, through a 50/50 joint venture with an affiliate of Simon DeBartolo Group, Inc., acquired a portfolio of twelve regional malls. The properties in the portfolio total 10.7 million square feet and are located in eight states. The total purchase price was $974.5 million, which included $485 million of assumed debt. The balance of the Company's share of the purchase price was funded by issuing $100 million of convertible preferred stock, $79.6 million of common stock issued to two unit trusts, and the balance from the Company's line of credit.

RESULTS OF OPERATIONS

  COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

    REVENUES

    Minimum and percentage rents increased by 44% to $151.5 million from $105.2. Approximately $36.0 million of the increase resulted from the 1996 Acquisition Centers and $11.9 million resulted from the 1997 Acquisition Centers. These increases were partially offset by decreases of $0.5 million at Parklane Mall and $0.3 million at Crossroads-Boulder, both due to reduced occupancy incurred during redevelopment.

    Tenant recoveries increased to $66.5 million in 1997 from $47.7 million in 1996. The 1997 and 1996 Acquisition Centers generated $19.6 million of this increase. These increases were partially offset by an $0.8 million reduction in Same Center recoverable expenses in 1997 compared to 1996.

    Other income increased to $3.2 million in 1997 from $2.2 million in 1996. Approximately $0.5 million of the increase related to the 1997 and 1996 Acquisition Centers, and approximately $0.5 million of this increase resulted from nonrecurring fee income received in 1997.

    EXPENSES

    Shopping center expenses increased to $70.9 million in 1997 compared to $50.8 million in 1996. Approximately $20.9 million of the increase resulted from the 1997 and 1996 Acquisition Centers. The other centers had a net decrease of $0.8 million in shopping center expenses resulting primarily from decreased property taxes, insurance premiums and recoverable expenses.

    General and administrative expenses increased to $2.8 million in 1997 from $2.4 million in 1996, primarily due to increased executive and director compensation expense and professional fee expense.

    INTEREST EXPENSE

    Interest expense increased to $66.4 million in 1997 from $42.4 million in 1996. This increase of $24.0 million is attributable to the acquisition activity in 1997 and 1996, which was partially funded with secured debt. In addition, in 1997 the Company issued $161.4 million of convertible debentures.

    DEPRECIATION AND AMORTIZATION

    Depreciation increased to $41.5 million from $32.6 million in 1996. This increase relates primarily to the 1996 and 1997 Acquisition Centers.

    MINORITY INTEREST

    The minority interest represents the 31.8% weighted average interest of the Operating Partnership that was not owned by the Company during 1997. This compares to 36.9% not owned by the Company during 1996.

    INCOME (LOSS) FROM UNCONSOLIDATED JOINT VENTURES AND MANAGEMENT COMPANIES

    The loss from unconsolidated joint ventures and the management companies was $8.1 million for 1997, compared to a gain of $3.3 million in 1996. A total of $10.5 million of the change is attributable to the write down, and the loss on the sale, of North Valley Plaza in 1997.

    GAIN ON SALE OF ASSETS

    During 1997 the Company sold a parcel of land for a net gain of $1.6 million. There was no gain on sale recognized in 1996.

    EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT

    In 1997 the Company wrote off $0.6 million of unamortized financing costs, compared to $0.3 million written off in 1996.

    NET INCOME

    As a result of the foregoing, net income increased to $22.0 million in 1997 from $18.9 million in 1996.

    OPERATING ACTIVITIES

    Cash flow from operations was $78.5 million compared to $80.4 million in 1996. The decrease resulted from the factors discussed above, primarily the impact of the 1996 and 1997 Acquisition Centers and related financings.

    INVESTING ACTIVITIES

    Cash flow used in investing activities was $215.0 million in 1997 compared to $296.7 million in 1996. The change resulted primarily from the four acquisitions completed in 1997, compared to seven acquisitions in 1996.

    FINANCING ACTIVITIES

    Cash flow from financing activities was $146.0 million in 1997 compared to $216.3 million in 1996. The decrease resulted from more acquisition financing done in 1996 than 1997.

    EBITDA AND FUNDS FROM OPERATIONS

    Due primarily to the factors mentioned above, EBITDA increased 45% to $147.6 million in 1997 from $101.9 million in 1996 and Funds From Operations increased 33% to $83.2 million from $62.4 million in 1996.

  COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1995

    REVENUES

    Minimum and percentage rents increased by 42% to $105.2 million from $74.1 million. Approximately $19.0 million of the increase resulted from the 1995 Acquisition Centers and $13.2 million resulted from the 1996 Acquisition Centers. These increases were partially offset by declining rents of $1.1 million at Parklane Mall which was adversely impacted by an Anchor closure in 1996.

    Tenant recoveries increased to $47.7 million in 1996 from $27.0 million in 1995. The 1996 and 1995 Acquisition Centers caused $19.3 million of this increase. Approximately $1.1 million of the increase was due to higher recoverable expenses in 1996 compared to 1995.

    Other income increased to $2.2 million in 1996 from $1.4 million in 1995. Approximately $1.2 million of the increase related to the 1996 and 1995 Acquisition Centers. This increase was partially offset by lower interest income of $0.3 million in 1996 compared to 1995.

    EXPENSES

    Shopping center expenses increased to $50.8 million in 1996 compared to $31.6 million in 1995. Approximately $18.7 million of the increase resulted from the 1996 and 1995 Acquisition Centers. The other centers had a net increase of $0.5 million in shopping center expenses of which approximately $1.1 million was for increased property taxes and $0.5 million of increased bad debt expense, offset by a reduction in ground rent expense of $1.3 million which resulted from the October, 1995 acquisition of land at Crossroads Mall--Boulder which had previously been leased.

    General and administrative expenses increased to $2.4 million in 1996 from $2.0 million in 1995 primarily due to increased professional fee expense.

    INTEREST EXPENSE

    Interest expense increased to $42.4 million in 1996 from $25.5 million in 1995. Interest expense attributable to County East Mall decreased $1.2 million in 1996 due to the payoff of that debt on

December 31, 1995. Also, there was a decrease of $1.3 million at Crossroads Mall--Boulder due to a December 1995 refinancing at a substantially lower interest rate. These reductions partially offset the increase of $19.1 million from the 1995 and 1996 Acquisition Centers.

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

    MINORITY INTEREST

    The minority interest represents the 36.9% weighted average interest of the Operating Partnership that was not owned by the Company during 1996, compared to 45.0% during 1995.

    INCOME (LOSS) FROM UNCONSOLIDATED JOINT VENTURES AND MANAGEMENT COMPANIES

    The income from unconsolidated joint ventures and the management companies was $3.3 million for 1996, which was essentially the same as 1995.

    EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT

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

    INVESTING ACTIVITIES

    Cash flow used in investing activities was $296.7 million in 1996 compared to $88.4 million in 1995. The change resulted primarily from the seven acquisitions completed in 1996 compared to three acquisitions in 1995.

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

    The Company's total outstanding loan indebtedness at December 31, 1997 was $1.2 billion (including its pro rata share of joint venture debt). This equated to a debt to Total Market Capitalization (defined as total debt of the Operating Partnership, including its pro rata share of joint venture debt, plus aggregate market value of outstanding shares of common stock, assuming full conversion of OP Units into stock) rate of approximately 51.5% at year end. Such debt consists primarily of conventional mortgages payable secured by individual properties. See "Properties--Mortgage Debt" for a description of the Company's outstanding indebtedness. In connection with $65.1 million of the Company's floating rate indebtedness, the Company has entered into interest rate protection agreements that limit the Company's exposure to increases in interest rates. See "Properties--Mortgage Debt."

    The Company has filed a shelf registration statement, effective December 8, 1997, to sell securities. The shelf registration is for a total of $500 million of common stock or common stock warrants. On February 18, 1998, the Company issued 1,826,484 shares from the shelf and on February 12, 1998 an additional 1,052,650 shares were issued from the shelf. The total proceeds of both transactions were approximately $79.6 million, leaving approximately $420 million available on the shelf registration.

    The Company has an unsecured line of credit which has been recently expanded up to $150 million. There was $55 million outstanding at December 31, 1997 and $123 million outstanding after the ERE Yarmouth portfolio acquisition on February 27, 1998.

    At December 31, 1997 the Company had cash and cash equivalents of $25.2 million.

    YEAR 2000 COMPLIANCE

    The Company has been advised by its independent software vendor that it has completed its evaluation, testing and modification of the property management and accounting software used by the Company and the necessary changes have been completed to achieve year 2000 compliance. The Company does not believe it will have any significant accounting or operations impact as a result of the year 2000.

    FUNDS FROM OPERATIONS

    The Company believes that the most significant measure of its performance is Funds from Operations ("FFO"). FFO is defined by The National Association of Real Estate Investment Trusts ("NAREIT") to be: Net income (computed in accordance with GAAP), excluding gains or losses from debt restructuring and sales of real property, plus depreciation and amortization (excluding depreciation on personal property and amortization of loan and financial instrument cost) and after adjustments for unconsolidated entities. Adjustments for unconsolidated entities will be calculated on the same basis. FFO does not represent cash flow from operations, as defined by generally accepted accounting principles, and is not necessarily indicative of cash available to fund all cash flow needs. The following reconciles net income to FFO:

                                                                                  1997                  1996
                                                                          --------------------  --------------------
                                                                           SHARES     AMOUNT     SHARES     AMOUNT
                                                                          ---------  ---------  ---------  ---------
                                                                                    (AMOUNTS IN THOUSANDS)
Net income..............................................................             $  22,046             $  18,911

Adjustments to reconcile net income to FFO:
  Minority interest.....................................................                10,567                10,975
  Depreciation and amortization on wholly owned properties..............                41,535                32,591
  Pro rata share of unconsolidated entities depreciation and
    amortization........................................................                 2,312                 2,096
  Extraordinary loss on early extinguishment of debt....................                   555                   315
  Gain on sale of assets from wholly owned centers......................                (1,619)               --
  Pro rata share of (gain) loss on sale of joint venture assets.........                10,400                  (110)
  Amortization of loan costs, including interest rate caps and swaps....                (2,075)               (2,090)
  Depreciation of personal property.....................................                  (533)                 (260)
                                                                                     ---------             ---------
FFO--basic(1)...........................................................     37,982     83,188     32,934     62,428
Add back interest expense and amortization of loan costs on convertible
  debentures............................................................                 6,468                --
Weighted average additional shares assuming debenture conversion........      2,664                --
                                                                          ---------  ---------  ---------  ---------
Sub-total after conversion of debentures................................     40,646     89,656     32,934     62,428

To arrive at FFO--diluted:
  Deduct effect of antidilutive debentures..............................     (2,664)    (6,468)    --         --
Impact of stock options and restricted stock using the Treasury
  method................................................................        421        239        386     --
                                                                          ---------  ---------  ---------  ---------
FFO--diluted(2).........................................................     38,403  $  83,427     33,320  $  62,428
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------

------------------------

(1) Calculated based upon basic net income as adjusted to reach basic FFO. Weighted average number of shares includes the weighted average shares of common stock outstanding for 1997 assuming the conversion of OP units.

(2) The computation of dilutive and diluted average number of shares outstanding includes the effect of common stock options outstanding and restricted stock using the Treasury method. Convertible debentures are antidilutive and are not included.

    Included in minimum rents were rents attributable to the accounting practice of straight lining of rents. The amount of straight lining of rents that impacted minimum rents was $3,599,000 for 1997, $1,832,000 for 1996 and $944,000
for 1995.

    INFLATION

    In the last three years, inflation has not had a significant impact on the Company because of a relatively low inflation rate. Most of the leases at the Centers have rent adjustments periodically through the lease term. These rent increases are either in fixed increments or based on increases in the Consumer Price Index. In addition, many of the leases are for terms of less than ten years, which enables the Company to replace existing leases with new leases at higher base rents if the rents of the existing leases are below the then existing market rate. Additionally, most of the leases require the tenants to pay their pro rata share of operating expenses. This reduces the Company's exposure to increases in costs and operating expenses resulting from inflation.

    NEW PRONOUNCEMENTS ISSUED:

    In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company does not expect this pronouncement to materially impact the Company's results of operations.

    In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supercedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. The new standard becomes effective for the Company for the year ending December 31, 1998, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company does not expect this pronouncement to materially change the Company's current reporting and disclosures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Refer to the Index to Financial Statements and Financial Statement Schedules for the required information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

    There is hereby incorporated by reference the information which appears under the captions "Election of Directors," "Executive Officers" and "Section 16 Reporting" in the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

    There is hereby incorporated by reference the information which appears under the caption "Executive Compensation" in the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders; provided, however, that neither the Report of the Compensation Committee on executive compensation nor the Stock Performance Graph set forth therein shall be incorporated by reference herein, in any of the Company's prior or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent the Company specifically incorporates such report or stock performance graph by reference therein and shall not be otherwise deemed filed under either of such Acts.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    There is hereby incorporated by reference the information which appears under the captions "Principal Stockholders," "Information Regarding Nominees and Directors" and "Executive Officers" in the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    There is hereby incorporated by reference the information which appears under the captions "Certain Transactions" in the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

                                                                                                                          PAGE
                                                                                                                          -----
       (a)        1.  Financial Statements
                      Report of Independent Accountants..............................................................          33
                      Consolidated balance sheets of the Company as of December 31, 1997 and 1996....................          34
                      Consolidated statements of operations of the Company for the years ended December 31, 1997,
                        1996 and 1995................................................................................          35
                      Consolidated statements of stockholders' equity of the Company for the years ended December 31,
                        1997, 1996 and 1995..........................................................................          36
                      Consolidated statements of cash flows of the Company for the years ended December 31, 1997,
                        1996 and 1995................................................................................          37
                      Notes to consolidated financial statements.....................................................          38
                  2.  Financial Statement Schedule
                      Schedule III--Real estate and accumulated depreciation.........................................          56
       (b)        1.  Reports on Form 8-K filed during the last quarter of 1997 are incorporated by reference to this item
                      A. Form 8-K dated August 15, 1997, and Form 8-K/A dated October 15, 1997 for the acquisition of
                        Stonewood Mall, including the financial statements of South Towne Center and pro forma
                        financial information........................................................................      --
       (c)        1.  Exhibits
                      The Exhibit Index attached hereto is incorporated by reference to this item....................      --

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of The Macerich Company

We have audited the consolidated financial statements and financial statement schedule of The Macerich Company as listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Macerich Company as of December 31, 1997 and 1996, and the consolidated results of the Macerich Company's operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.

Los Angeles, California

March 20, 1998

                              THE MACERICH COMPANY

                          CONSOLIDATED BALANCE SHEETS

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                               DECEMBER 31,
                                                                                        --------------------------
                                                                                            1997          1996
                                                                                        ------------  ------------
                                                     ASSETS:

Property, net.........................................................................  $  1,407,179  $  1,108,668
Cash and cash equivalents.............................................................        25,154        15,643
Tenant receivables, net, including accrued overage rents of $4,330 in 1997 and $3,805
  in 1996.............................................................................        23,696        23,192
Due from affiliates...................................................................         3,105         3,105
Deferred charges and other assets, net................................................        37,899        20,716
Investments in joint ventures and the Management Companies............................         7,969        16,429
                                                                                        ------------  ------------
    Total assets......................................................................  $  1,505,002  $  1,187,753
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY:

Mortgage notes payable:
  Related parties.....................................................................  $    135,313  $    135,944
  Others..............................................................................       771,246       584,295
                                                                                        ------------  ------------
  Total...............................................................................       906,559       720,239
Bank notes payable....................................................................        55,000        69,000
Convertible debentures................................................................       161,400       --
Accounts payable......................................................................         5,185         4,197
Accrued interest expense..............................................................         4,878         3,979
Accrued real estate taxes and ground rent expense.....................................         7,272         7,221
Due to affiliates.....................................................................        15,109           430
Deferred acquisition liability........................................................         5,000         5,000
Other accrued liabilities.............................................................        27,841        27,696
                                                                                        ------------  ------------
    Total liabilities.................................................................     1,188,244       837,762
                                                                                        ------------  ------------
Minority interest in Operating Partnership............................................       100,463       112,242
                                                                                        ------------  ------------
Commitments and contingencies (Note 11)
Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares authorized--none issued..........       --            --
  Common stock, $.01 par value, 100,000,000 shares authorized, 26,004,800 and
    25,743,000 shares issued and outstanding at December 31, 1997 and 1996,
    respectively......................................................................           260           257
  Additional paid in capital..........................................................       219,121       238,346
  Accumulated earnings................................................................       --            --
  Unamortized restricted stock........................................................        (3,086)         (854)
                                                                                        ------------  ------------
    Total stockholders' equity........................................................       216,295       237,749
                                                                                        ------------  ------------
      Total liabilities and stockholders' equity......................................  $  1,505,002  $  1,187,753
                                                                                        ------------  ------------
                                                                                        ------------  ------------

   The accompanying notes are an integral part of these financial statements.

                              THE MACERICH COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  FOR THE YEARS ENDED
                                                                      -------------------------------------------
                                                                      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                          1997           1996           1995
                                                                      -------------  -------------  -------------
REVENUES:
  Minimum rents.....................................................  $     142,251  $      99,061  $      69,253
  Percentage rents..................................................          9,259          6,142          4,814
  Tenant recoveries.................................................         66,499         47,648         26,961
  Other.............................................................          3,205          2,208          1,441
                                                                      -------------  -------------  -------------
    Total revenues..................................................        221,214        155,059        102,469
                                                                      -------------  -------------  -------------
EXPENSES:
  Shopping center expenses..........................................         70,901         50,792         31,580
  General and administrative expense................................          2,759          2,378          2,011
                                                                      -------------  -------------  -------------
                                                                             73,660         53,170         33,591
                                                                      -------------  -------------  -------------
  Interest expense:
    Related parties.................................................         10,287         10,172          8,226
    Others..........................................................         56,120         32,181         17,305
  Depreciation and amortization.....................................         41,535         32,591         25,749
                                                                      -------------  -------------  -------------
                                                                            107,942         74,944         51,280
                                                                      -------------  -------------  -------------
Equity in income (loss) of unconsolidated joint ventures and the
  management companies..............................................         (8,063)         3,256          3,250
Gain on sale of assets..............................................          1,619       --             --
                                                                      -------------  -------------  -------------
Income before minority interest and extraordinary item..............         33,168         30,201         20,848
Extraordinary loss on early extinguishment of debt..................           (555)          (315)        (1,299)
                                                                      -------------  -------------  -------------
Income of the Operating Partnership.................................         32,613         29,886         19,549
Less minority interest in net income of the Operating Partnership...         10,567         10,975          8,246
                                                                      -------------  -------------  -------------
Net income..........................................................  $      22,046  $      18,911  $      11,303
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Earnings per common share--basic:
  Income before extraordinary item..................................  $        0.86  $        0.92  $        0.78
  Extraordinary item................................................          (0.01)         (0.01)         (0.05)
                                                                      -------------  -------------  -------------
  Net income--basic.................................................  $        0.85  $        0.91  $        0.73
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Weighted average number of shares of common stock
  outstanding--basic................................................     25,891,000     20,781,000     15,482,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Earnings per common share--diluted:
  Income before extraordinary item..................................  $        0.85  $        0.90  $        0.78
  Extraordinary item................................................          (0.01)         (0.01)         (0.05)
                                                                      -------------  -------------  -------------
  Net income--diluted...............................................  $        0.84  $        0.89  $        0.73
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Weighted average number of shares of common stock
  outstanding--diluted..............................................     26,312,000     21,167,000     15,536,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

   The accompanying notes are an integral part of these financial statements.

                              THE MACERICH COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                COMMON       COMMON     ADDITIONAL                  UNAMORTIZED      TOTAL
                                                 STOCK      STOCK PAR     PAID IN    ACCUMULATED    RESTRICTED    STOCKHOLDERS'
                                              (# SHARES)      VALUE       CAPITAL      EARNINGS        STOCK         EQUITY
                                              -----------  -----------  -----------  ------------  -------------  ------------
Balance December 31, 1994...................   14,375,000   $     144    $  86,795        --            --         $   86,939
  Common stock issued to public.............    5,600,000          56      107,408                                    107,464
  Issuance costs............................                                  (582)                                      (582)
  Distributions paid ($1.66 per share)......                               (14,913)   $  (11,303)                     (26,216)
  Net income................................                                              11,303                       11,303
  Adjustment to reflect minority interest on
    a pro rata basis according to year end
    ownership percentage of Operating
    Partnership.............................                               (20,615)                                   (20,615)
  Other, net................................        2,000                       52                                         52
                                              -----------       -----   -----------  ------------  -------------  ------------
Balance December 31, 1995...................   19,977,000         200      158,145        --            --            158,345
  Common stock issued to public.............    5,750,000          57      122,129                                    122,186
  Issuance costs............................                                  (152)                                      (152)
  Issuance of restricted stock..............       41,238                      854                                        854
  Unvested restricted stock.................      (41,238)                                           $    (854)          (854)
  Exercise of stock options.................       16,000                      291                                        291
  Distributions paid ($1.70 per share)......                               (17,565)      (18,911)                     (36,476)
  Net income                                                                              18,911                       18,911
  Adjustment to reflect minority interest on
    a pro rata basis according to year end
    ownership percentage of Operating
    Partnership.............................                               (25,356)                                   (25,356)
                                              -----------       -----   -----------  ------------  -------------  ------------
Balance December 31, 1996...................   25,743,000         257      238,346        --              (854)       237,749
  Issuance costs............................                                  (352)                                      (352)
  Issuance of restricted stock..............       89,958                    2,471                                      2,471
  Unvested restricted stock.................      (89,958)                                              (2,471)        (2,471)
  Restricted stock vested in 1997...........        8,248                                                  239            239
  Exercise of stock options.................      253,552           3        2,410                                      2,413
  Distributions paid ($1.78 per share)......                               (24,061)      (22,046)                     (46,107)
  Net income................................                                              22,046                       22,046
  Adjustment to reflect minority interest on
    a pro rata basis according to year end
    ownership percentage of Operating
    Partnership.............................                                   307                                        307
                                              -----------       -----   -----------  ------------  -------------  ------------
Balance December 31, 1997...................   26,004,800   $     260    $ 219,121    $   --         $  (3,086)    $  216,295
                                              -----------       -----   -----------  ------------  -------------  ------------
                                              -----------       -----   -----------  ------------  -------------  ------------

   The accompanying notes are an integral part of these financial statements.

                              THE MACERICH COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                    JANUARY 1,      JANUARY 1,      JANUARY 1,
                                                                   1997 TO DEC     1996 TO DEC     1995 TO DEC
                                                                     31, 1997        31, 1996        31, 1995
                                                                  --------------  --------------  --------------
Cash flows from operating activities:
  Net income....................................................   $     22,046    $     18,911    $     11,303
                                                                  --------------  --------------  --------------
  Adjustments to reconcile net income to net cash provided by operating activities:
  Extraordinary loss on early extinguishment of debt............            555             315           1,299
  Gain on sale of assets........................................         (1,619)        --              --
  Depreciation and amortization.................................         41,535          32,591          25,749
  Amortization of discount on trust deed note payable...........             33              33             547
  Minority interest in net income of the Operating
    Partnership.................................................         10,567          10,975           8,246
  Changes in assets and liabilities:
    Tenant receivables, net.....................................           (504)         (7,977)         (2,973)
    Other assets................................................        (10,899)          1,181          (2,149)
    Accounts payable and accrued expenses.......................          1,938           6,596           1,378
    Due to affiliates...........................................         14,679            (382)            345
    Other liabilities...........................................            145          18,188           4,441
                                                                  --------------  --------------  --------------
      Total adjustments.........................................         56,430          61,520          36,883
                                                                  --------------  --------------  --------------
  Net cash provided by operating activities.....................         78,476          80,431          48,186
                                                                  --------------  --------------  --------------
Cash flows from investing activities:
  Acquisitions of property and improvements.....................       (199,729)       (277,319)        (75,738)
  Renovations and expansions of centers.........................        (12,929)         (8,019)         (4,571)
  Additions to tenant improvements..............................         (2,599)           (920)         (1,554)
  Deferred charges..............................................        (12,542)         (9,111)         (6,698)
  Equity in (income) loss of unconsolidated joint ventures and
    the management companies....................................          8,063          (3,256)         (3,250)
  Distributions from joint ventures.............................          8,181           4,107           3,774
  Contributions to joint ventures...............................         (7,783)        --                 (376)
  Loans to affiliates...........................................        --               (3,105)        --
  Proceeds from sale of assets..................................          4,332             948         --
                                                                  --------------  --------------  --------------
  Net cash used in investing activites..........................       (215,006)       (296,675)        (88,413)
                                                                  --------------  --------------  --------------
Cash flows from financing activities:
  Proceeds from notes, mortgages and debentures payable.........        331,400         235,673         148,000
  Payments on mortgages and notes payable.......................       (119,515)        (84,775)       (157,800)
  Net proceeds from equity offerings............................        --              122,034         106,879
  Dividends and distributions...................................        (65,844)        (56,615)        (45,106)
                                                                  --------------  --------------  --------------
  Net cash provided by financing activities.....................        146,041         216,317          51,973
                                                                  --------------  --------------  --------------
  Net increase in cash..........................................          9,511              73          11,746
Cash and cash equivalents, beginning of period..................         15,643          15,570           3,824
                                                                  --------------  --------------  --------------
Cash and cash equivalents, end of period........................   $     25,154    $     15,643    $     15,570
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
Supplemental cash flow information:
  Cash payment for interest, net of amounts capitalized.........   $     65,475    $     40,572    $     24,429
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
Non-cash transactions:
  Acquisition of property by assumption of debt.................   $    121,800    $    152,228    $    178,900
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
  Acquisition of property by issuance of OP units...............   $    --         $        600    $     18,448
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------

   The accompanying notes are an integral part of these financial statements.

                              THE MACERICH COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

1. ORGANIZATION AND BASIS OF PRESENTATION:

    The Macerich Company ("the Company") commenced operations effective with the completion of the initial public offering (the "IPO") on March 16, 1994. The Company is the sole general partner of and holds a 68% ownership interest in The Macerich Partnership, L.P. ("the Operating Partnership"). The interests in the Operating Partnership are known as OP Units. OP Units not held by the Company can be exchanged, subject to certain restrictions, on a one-for-one basis, into the Company's common stock.

    The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. The 32% limited partnership interest of the Operating Partnership not owned by the Company is reflected in these financial statements as minority interest. The average total number of OP Units outstanding in The Operating Partnership (including the OP Units owned by the Company) was 37,982,000 for the year ended December 31, 1997, 32,934,000 for the year ended December 31, 1996, and 26,930,000 for the year ended December 31, 1995.

    The property management, leasing and redevelopment of the Company's portfolio is provided by the Macerich Management Company, Macerich Property Management Company and Macerich Manhattan Management Company, all California corporations (together referred to hereafter as "the Management Companies"). The non-voting preferred stock of the Macerich Management Company and Macerich Property Management Company is owned by the Operating Partnership, which provides the Operating Partnership the right to receive 95% of the distributable cash flow from the Management Companies. Macerich Manhattan Management Company is a 100% subsidiary of Macerich Management Company.

    BASIS OF PRESENTATION:

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

    All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    CASH AND CASH EQUIVALENTS:

    The Company considers all highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents, for which cost approximates market. Included in cash is restricted cash of $5,810 at December 31, 1997 and $3,783 at December 31, 1996.

    REVENUES:

    Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight lining of rent adjustment." Rental income was increased by $3,599 in 1997, $1,832 in 1996 and $944 in 1995 due to the straight lining of rent adjustment. Percentage rents are

                              THE MACERICH COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

    PROPERTY:

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

    Property is recorded at cost and is depreciated using a straight-line method over the estimated useful lives of the assets as follows:

Tenant improvements.....................  initial term of related lease
Buildings and improvements..............  5-40 years
Equipment and furnishings...............  5-7 years

    The Company assesses whether there has been a permanent impairment in the value of its assets by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenants ability to perform their duties and pay rent under the terms of the leases. The Company may recognize a permanent impairment loss if the income stream were not sufficient to cover its investment. Such a loss would be determined between the carrying value and the fair value of a center. Management believes no permanent impairment has occurred in its net property carrying values at December 31, 1997.

    DEFERRED CHARGES:

    Costs relating to financing of shopping center properties and obtaining tenant leases are deferred and amortized over the initial term of the agreement. The straight-line method is used to amortize all costs except financing, for which the effective interest method is used. The range of the terms of the agreements are as follows:

Deferred lease costs..........  2-15 years
Deferred financing costs......  1-15 years

    DEFERRED ACQUISITION LIABILITY:

    As part of the Company's total consideration to the seller of Capitola Mall, the Company will issue $5,000 of OP Units five years after the acquisition date, which was December 21, 1995. The number of OP Units will be determined based on the Company's common stock price at that time.

                              THE MACERICH COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    INCOME TAXES:

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

    On a tax basis, the distributions of $1.78 paid during 1997 represented $0.96 of ordinary income and $0.82 of return of capital and the distributions of $1.70 per share during 1996 represented $1.14 of ordinary income and $0.56 return of capital. During 1995 the distributions were $1.66 per share of which $1.00 was ordinary income and $0.66 was return of capital.

    Each partner is taxed individually on their share of partnership income or loss, and accordingly, no provision for federal and state income tax is provided for the Operating Partnership in the consolidated financial statements.

    RECLASSIFICATIONS:

    Certain reclassifications have been made to the 1995 and 1996 financial statements to conform to the 1997 financial statement presentation.

    ACCOUNTING PRONOUNCEMENTS:

    In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company does not expect this pronouncement to materially impact the Company's results of operations.

    In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supercedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. The new standard becomes effective for the Company for the year ending December 31, 1998, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company does not expect this pronouncement to materially change the Company's current reporting and disclosures.

    FAIR VALUE OF FINANCIAL INSTRUMENTS:

    To meet the reporting requirement of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the Company calculates the fair value of financial instruments and includes this additional information in the notes to financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment

                              THE MACERICH COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

    EARNINGS PER SHARE ("EPS"):

    During 1997, the Company implemented SFAS No. 128. The computation of basic earnings per share is based on net income and the weighted average number of common shares outstanding for the years ended December 31, 1997, 1996 and 1995. The computation of diluted earnings per share includes the effect of outstanding restricted stock and common stock options calculated using the Treasury stock method. The convertible debentures were not included in the calculation as the effect of their inclusion would be antidilutive. The OP Units not held by the Company have not been included in the diluted EPS calculation as there would be no effect on the per share amounts as earnings allocated to an OP Unit are the same amount as allocated to a share of common stock. The following table reconciles the basic and diluted earnings per share calculation:

                                                                        FOR THE YEARS ENDED
                                              ------------------------------------------------------------------------
                                                       1997                     1996                     1995
                                              -----------------------  -----------------------  ----------------------
                                                NET             PER      NET             PER      NET             PER
                                              INCOME   SHARES  SHARE   INCOME   SHARES  SHARE   INCOME   SHARES  SHARE
                                              -------  ------  ------  -------  ------  ------  -------  ------  -----
                                                                           (IN THOUSANDS)
BASIC EPS
  Income available to common shareholders...  $22,046  25,891  $ 0.85  $18,911  20,781  $ 0.91  $11,303  15,482  $0.73
DILUTED EPS
  Effect of dilutive securities:
    Employee stock options and
      restricted stock......................      162    421    (0.01)   --       386    (0.02)   --        54    --
                                              -------  ------  ------  -------  ------  ------  -------  ------  -----
  Income available to common shareholders...  $22,208  26,312  $ 0.84  $18,911  21,167  $ 0.89  $11,303  15,536  $0.73
                                              -------  ------  ------  -------  ------  ------  -------  ------  -----
                                              -------  ------  ------  -------  ------  ------  -------  ------  -----

    CONCENTRATION OF RISK:

    Lakewood Mall generated 10.5% of total shopping center revenues in 1997, 16.0% in 1996 and 22.0% in 1995. Queens Center accounted for 13.8% in 1996 of total shopping center revenues. Shopping center revenues at Crossroads Mall-Colorado accounted for 10.6% of total shopping center revenues in 1995. During 1995 Chesterfield accounted for 12.6% of total Shopping Center revenues. No other Center generated more than 10% of shopping center revenues during 1997, 1996 or 1995.

                              THE MACERICH COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    The Centers derived approximately 89.5% of their total rents for the year ended December 31, 1997 from Mall and Freestanding Stores. The Limited represented 7.6% of total minimum rents in place as of December 31, 1997 and no other retailer represented more than 4.6% of total minimum rents as of December 31, 1997.

    MANAGEMENT ESTIMATES:

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

    YEAR 2000 COMPLIANCE

    The Company has been advised by its independent software vendor that it has completed its evaluation and testing and has made the necessary changes to the property management and accounting software utilized by the Company and the software is in year 2000 compliance. The Company does not believe there will be any significant accounting impact as a result of the year 2000.

3. INVESTMENTS IN JOINT VENTURES AND THE MANAGEMENT COMPANIES:

    The following are the Company's investments in various real estate joint ventures which own regional retail shopping centers. The Operating Partnership's interest in each joint venture as of December 31, 1997 is as follows:

                                                                                    THE OPERATING
                                                                                    PARTNERSHIP'S
JOINT VENTURE                                                                        OWNERSHIP %
-------------------------------------------------------------------------------  -------------------
Macerich Northwestern Associates...............................................              50%
Manhattan Village, LLC.........................................................              10%
Panorama City Associates.......................................................              50%
West Acres Development.........................................................              19%

    The Operating Partnership also owns the non-voting preferred stock of the Management Companies and is entitled to receive 95% of the distributable cash flow. The Company accounts for the management companies and joint ventures using the equity method of accounting.

    On August 19, 1997 Macerich acquired a 10% interest in the joint venture that acquired Manhattan Village Shopping Center ("Manhattan Village") in Manhattan Beach, California. The results of that joint venture are included for the period subsequent to the acquisition. In December 1997, North Valley Plaza, which was 50% owned by the Company, was sold.

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

                              THE MACERICH COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. INVESTMENTS IN JOINT VENTURES AND THE MANAGEMENT COMPANIES: (CONTINUED)
            COMBINED AND CONDENSED BALANCE SHEETS OF JOINT VENTURES
                          AND THE MANAGEMENT COMPANIES

                                                                                       DECEMBER 31,  DECEMBER 31,
                                                                                           1997          1996
                                                                                       ------------  ------------
Assets:
  Properties, net....................................................................   $  153,856    $  106,751
  Other assets.......................................................................       10,013        13,257
                                                                                       ------------  ------------
      Total assets...................................................................   $  163,869    $  120,008
                                                                                       ------------  ------------
                                                                                       ------------  ------------
Liabilities and partners' capital:
  Mortgage notes payable.............................................................   $   84,342    $   81,925
  Other liabilities..................................................................        6,563        11,116
  The Company's capital..............................................................        7,969        16,429
  Outside partners' capital..........................................................       64,995        10,538
                                                                                       ------------  ------------
      Total liabilities and partners' capital........................................   $  163,869    $  120,008
                                                                                       ------------  ------------
                                                                                       ------------  ------------

       COMBINED AND CONDENSED STATEMENTS OF OPERATIONS OF JOINT VENTURES
                          AND THE MANAGEMENT COMPANIES

                                                                                        FOR THE YEARS ENDED
                                                                                            DECEMBER 31,
                                                                                  --------------------------------
                                                                                     1997       1996       1995
                                                                                  ----------  ---------  ---------
Revenues........................................................................  $   36,645  $  31,533  $  32,270
                                                                                  ----------  ---------  ---------
Expenses:
  Management Company expense....................................................       4,738      4,293      3,987
  Shopping center expenses......................................................      11,952      9,598      9,293
  Interest......................................................................       6,157      6,409      6,414
  Depreciation and amortization.................................................       4,992      4,406      4,485
                                                                                  ----------  ---------  ---------
  Total operating costs.........................................................      27,839     24,706     24,179
                                                                                  ----------  ---------  ---------
Gain (loss) on sale or write down of assets.....................................     (20,307)       581      1,265
                                                                                  ----------  ---------  ---------
  Net income (loss).............................................................  $  (11,501) $   7,408  $   9,356
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------

    Significant accounting policies used by the unconsolidated joint ventures and the Management Companies are similar to those used by the Company.

    Included in mortgage notes payable are amounts due to related parties of $43,500 for the years ended December 31, 1997, 1996 and 1995. Interest expense incurred on these borrowings amounted to $2,974 for the years ended December 31, 1997, 1996 and 1995.

    Included in the gain (loss) on sale of assets is $20,990 of loss on the sale and writedown of North Valley Plaza in 1997.

                              THE MACERICH COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. INVESTMENTS IN JOINT VENTURES AND THE MANAGEMENT COMPANIES: (CONTINUED)

    The following table sets forth the Operating Partnership's beneficial interest in the joint ventures and the Management Companies:

      PRO RATA SHARE OF COMBINED AND CONDENSED STATEMENT OF OPERATIONS OF
                  JOINT VENTURES AND THE MANAGEMENT COMPANIES

                                                                        FOR THE YEARS ENDED DECEMBER
                                                                                     31,
                                                                       -------------------------------
                                                                         1997       1996       1995
                                                                       ---------  ---------  ---------
Revenues.............................................................  $  15,152  $  14,980  $  15,393
                                                                       ---------  ---------  ---------
Expenses:
  Management Company expense.........................................      4,328      3,747      3,988
  Shopping center expenses...........................................      4,238      3,856      4,042
  Interest...........................................................      1,937      2,135      2,098
  Depreciation and amortization......................................      2,312      2,096      2,255
                                                                       ---------  ---------  ---------
  Total operating costs..............................................     12,815     11,834     12,383
                                                                       ---------  ---------  ---------
Gain (loss) on sale or write down of assets..........................    (10,400)       110        240
                                                                       ---------  ---------  ---------
  Net income (loss)..................................................  $  (8,063) $   3,256  $   3,250
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

4. PROPERTY:

    Property is summarized as follows:

                                                                                DECEMBER 31
                                                                            --------------------
                                                                              1997       1996
                                                                            ---------  ---------
Land......................................................................  $ 313,050  $ 239,847
Building improvements.....................................................  1,235,459    990,125
Tenant improvements.......................................................     38,097     34,149
Equipment & furnishings...................................................      7,576      4,769
Construction in progress..................................................     13,247      4,195
                                                                            ---------  ---------
                                                                            1,607,429  1,273,085
Less, accumulated depreciation............................................   (200,250)  (164,417)
                                                                            ---------  ---------
                                                                            $1,407,179 $1,108,668
                                                                            ---------  ---------
                                                                            ---------  ---------

5. DEFERRED CHARGES AND OTHER ASSETS:

    Deferred charges and other assets are summarized as follows:

                                                                       DECEMBER 31,   DECEMBER 31,
                                                                           1997           1996
                                                                       -------------  -------------
Leasing..............................................................    $  28,101      $  25,629
Financing............................................................       14,396          7,891
                                                                       -------------  -------------
                                                                            42,497         33,520
Less, accumulated amortization.......................................      (18,127)       (15,434)
                                                                       -------------  -------------
                                                                            24,370         18,086
Other assets.........................................................       13,529          2,630
                                                                       -------------  -------------
                                                                         $  37,899      $  20,716
                                                                       -------------  -------------
                                                                       -------------  -------------

                              THE MACERICH COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6. MORTGAGE NOTES PAYABLE:

    Mortgage notes payable at December 31, 1997 and December 31, 1996 consist of the following:

                                               CARRYING AMOUNT OF NOTES
                                    ----------------------------------------------
                                             1997                    1996
                                    ----------------------  ----------------------
         PROPERTY PLEDGED                        RELATED                 RELATED     INTEREST                    MATURITY
          AS COLLATERAL               OTHER       PARTY       OTHER       PARTY        RATE     PAYMENT TERMS      DATE
----------------------------------  ----------  ----------  ----------  ----------  ----------  --------------  -----------
Capitola Mall.....................      --      $   37,675      --      $   37,976        9.25%          316(d)       2001
Chesterfield Towne Center.........  $   65,708      --          --          --            9.10%          548(e)       2024
Chesterfield Towne Center.........      --          --      $   59,023      --            8.75%          475(e)       2024
Chesterfield Towne Center.........      --          --           5,304      --            9.38%           43(e)       2024
Chesterfield Towne Center.........      --          --           1,922      --            8.88%           16(e)       2024
Chesterfield Towne Center.........       3,359      --           3,444      --            8.54%           28(d)       1999
Citadel...........................      75,600      --          --          --            7.20%          544(d)       2008
Crossroads Mall(a)................      --          35,638      --          35,968        7.08%          244(d)       2010
Fresno Fashion Fair...............      38,000      --          38,000      --            8.40%  interest only        2001
Greeley Mall......................      17,815      --          18,514      --            8.50%          187(d)       2003
Green Tree Mall/ Crossroads--OK/
  Salisbury(b)....................     117,714      --         117,714      --            7.23%  interest only        2004
Holiday Village...................      --          17,000      --          17,000        6.75%  interest only        2001
Lakewood Mall(c)..................     127,000      --         127,000      --            7.20%  interest only        2005
Northgate Mall....................      --          25,000      --          25,000        6.75%  interest only        2001
Parklane Mall.....................      --          20,000      --          20,000        6.75%  interest only        2001
Queens Center.....................      65,100      --          65,100      --             (f)   interest only        1999
Rimrock Mall......................      31,517      --          31,994      --            7.70%          244(d)       2003
South Towne Center................      65,000      --          --          --             (g)   interest only        2008
Valley View Center................      51,000      --          60,000      --            7.89%(h)  interest only       2006
Villa Marina Marketplace..........      58,000      --          --          --            7.23%  interest only        2006
Vintage Faire Mall(i).............      55,433      --          56,280      --            7.65%          427(d)       2003
                                    ----------  ----------  ----------  ----------
Total.............................  $  771,246  $  135,313  $  584,295  $  135,944
                                    ----------  ----------  ----------  ----------
                                    ----------  ----------  ----------  ----------
Weighted average interest rate at
  December 31, 1997...............                                                        7.42%
                                                                                    ----------
                                                                                    ----------
Weighted average interest rate at
  December 31, 1996...............                                                        7.45%
                                                                                    ----------
                                                                                    ----------

------------------------

(a) This note was issued at a discount. The discount is being amortized over the life of the loan using the effective interest method. At December 31, 1997 and December 31, 1996 the unamortized discount was $430 and $463, respectively.

(b) This loan is cross collateralized by Green Tree Mall, Crossroads Mall--Oklahoma and Salisbury.

(c) On August 15, 1995 the Company issued $127,000 of collateralized floating rate notes (the "Notes"). The Notes bear interest at an average fixed rate of 7.20% and mature in July 2005. The Notes require

                              THE MACERICH COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6. MORTGAGE NOTES PAYABLE: (CONTINUED)
    the Company to deposit all cash flow from the property operations with a trustee to meet its obliga-tions under the Notes. Cash in excess of the required amount, as defined, is released. Included in cash and cash equivalents is $750 of restricted cash deposited with the trustee at December 31, 1997 and 1996.

(d) This represents the monthly payment of principal and interest.

(e) This amount represents the monthly payment of principal and interest. In addition, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property's gross receipts (as defined in the loan agreement) exceeds a base amount specified therein. Contingent interest expense recognized by the Company was $98 for the year ended December 31, 1997 and $399 for the year ended December 31, 1996. As of January 1, 1997 all these loans were consolidated into a new loan of $66,200 at an interest rate of 9.1%.

(f) This loan bears interest at LIBOR plus 0.45%. There is an interest rate protection agreement in place on the first $10,200 of this debt with a LIBOR ceiling of 5.88% through maturity with the remaining principal having an interest rate cap with a LIBOR ceiling at 7.07% through 1997 and 7.7% thereafter.

(g) At December 31, 1997 this loan had an interest rate of LIBOR plus 1%, which totalled 6.9%. In February 1998, this loan was converted into a fixed rate loan bearing interest at 6.622% maturing in 2008.

(h) On April 16, 1997 the Company converted this loan into a fixed rate 10 year loan bearing interest at 7.89% and maturing in October 2006.

(i) Included in cash and cash equivalents is $3,030 at December 31, 1997 and 1996, of cash restricted under the terms of this loan agreement.

    Certain mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

    Total interest expense capitalized during 1997, 1996 and 1995 was $2,224, $461, and $546, respectively.

    The market value of mortgage notes payable at December 31, 1997 and December 31, 1996 is estimated to be approximately $1,013,000 and $733,000, respectively, based on current interest rates for comparable loans.

                              THE MACERICH COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6. MORTGAGE NOTES PAYABLE: (CONTINUED)
    The above debt matures as follows:

                            YEARS ENDING DECEMBER 31,
----------------------------------------------------------------------------------
1998..............................................................................  $    4,671
1999..............................................................................      73,419
2000..............................................................................       5,468
2001..............................................................................     142,074
2002..............................................................................       5,934
2003 and beyond...................................................................     674,993
                                                                                    ----------
                                                                                    $  906,559
                                                                                    ----------
                                                                                    ----------

7. BANK NOTES PAYABLE:

    At December 31, 1997, the Company had $55,000 outstanding under its $60,000 unsecured credit facility. The notes bear interest at LIBOR plus 1.325%. As of February 26, 1998, the Company increased this credit facility to $150,000 with a maturity of February 2000.

8. CONVERTIBLE DEBENTURES:

    On June 27, 1997, the Company issued and sold $150,000 of convertible subordinated debentures (the "Debentures") due 2002. An additional $11,400 of Debentures were sold in July 1997. The Debentures, which were sold at par, bear interest at 7.25% annually (payable semi-annually) and are convertible at any time, on or after 60 days, from the date of issue at a conversion price of $31.125 per share. The Debentures mature on December 15, 2002 and are callable by the Company after June 15, 2002 at par plus accrued interest.

9. RELATED-PARTY TRANSACTIONS:

    The Company engaged the Management Companies to manage the operations of its properties and certain unconsolidated joint ventures. During 1997, 1996 and 1995 management fees of $2,219, $1,788 and $1,456, respectively, were paid to the Management Companies by the Company.

    Certain mortgage notes are held by one of the Company's joint venture partners. Interest expense, in connection with these notes was $10,287, $10,168 and $8,226 for the years ended December 31, 1997, 1996 and 1995, respectively. Included in accounts payables and accrued expense is interest payable to these partners of $518, $516 and $537 at December 31, 1997, 1996, and 1995
respectively.

    Included in due to affiliates at December 31, 1997 is $14,800 which is a note payable to the Management Companies for the purchase of Great Falls Marketplace. The note was paid off in February 1998.

    In 1997 certain executive officers, under the terms of the employee incentive plan, received loans from the Company totaling $5,500. These loans are full recourse to the executives. $5,000 of the loans bear interest at 7%, are due in 2007 and are secured by Company Stock owned by the executives. The remaining

                              THE MACERICH COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

9. RELATED-PARTY TRANSACTIONS: (CONTINUED) loan is non interest bearing and is forgiven ratably over a five year term. These loans receivable are included in other assets at December 31, 1997.

    Certain Company officers and affiliates have guaranteed mortgages of $21,750 at one of the Company's joint venture properties and $2,000 at Greeley Mall.

10. FUTURE RENTAL REVENUES:

    Under existing noncancellable operating lease agreements, tenants are committed to pay the following minimum rentals to the Company:

                             YEARS ENDING
                             DECEMBER 31,
----------------------------------------------------------------------
1998..................................................................  $    142,023
1999..................................................................       132,589
2000..................................................................       119,643
2001..................................................................       103,807
2002..................................................................        92,896
2003 and beyond.......................................................       415,539
                                                                        ------------
                                                                        $  1,006,497
                                                                        ------------
                                                                        ------------

11. COMMITMENTS AND CONTINGENCIES:

    The Company has certain properties subject to noncancellable operating ground leases. The leases expire at various times through 2070, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percent of base rent income, as defined. Ground rent expenses were $817 (including contingent rent of $0) in 1997, $704 (including contingent rent of $0) in 1996 and $1,944 (including contingent rents of $1,168) in 1995.

    Minimum future rental payments required under the leases are as follows:

                              YEARS ENDING
                              DECEMBER 31,
-------------------------------------------------------------------------
1998.....................................................................  $     412
1999.....................................................................        456
2000.....................................................................        456
2001.....................................................................        449
2002.....................................................................        449
2003 and beyond..........................................................     20,359
                                                                           ---------
                                                                           $  22,581
                                                                           ---------
                                                                           ---------

    Certain leases also require the lessee to pay real estate taxes, insurance and certain other operating costs applicable to the leased property.

                              THE MACERICH COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11. COMMITMENTS AND CONTINGENCIES: (CONTINUED)
    Perchloroethylene (PCE) has been detected in soil and groundwater in the vicinity of a dry cleaning establishment at North Valley Plaza, which was sold to a third party on December 18, 1997. The California Department of Toxic Substance Control (DTSC) advised the Company in 1995 that very low levels of Dichlorethylene (1,2,DCE), a degradation byproduct of PCE, have been detected in a water well located 1/4 mile west from the dry cleaners, and that the dry cleaning facility may have contributed to the introduction of 1,2 DCE into the water well. According to DTSC, the maximum contaminant level (MCL) for 1,2DCE which is permitted in drinking water is 6 parts per billion (ppb). The 1,2DCE which was detected in the water well at 1.2 ppb, is below the MCL. The Company has retained an environmental consultant and has initiated extensive testing of the site. Remediation began in October 1997. The joint venture that owned the property agreed (between itself and the buyer) that it would be responsible for continuing to pursue the investigation and remediation of impacted soil and groundwater resulting from releases of PCE from the shopping center's former dry cleaner. $124 and $155 has already been incurred by the Company for remediation, and professional and legal fees in 1997 and 1996, respectively. An additional $561 remains reserved by the Company as of December 31, 1997. The Company has initiated cost recovery actions and intends to continue to look to responsible parties for recovery.

    Toluene, a petroleum constituent, was detected in one of three groundwater dewatering system holding tanks at Queens Center. Although the source of the tolulene has not been fully defined, the Company suspects the source to be either an adjacent automotive service station and/or a previous automotive service station, which operated on site prior to development of the mall. Toluene was detected at levels of 410 and 160 parts per billion (ppb) in samples taken from the tank in October, 1995 and February 1996, respectively. Additional samples were taken in May and December of 1996, with results of .63 ppb and "non-detect" for the May sampling event and 16.2 ppb and 25.2 ppb for the December sampling event. The maximum containment level (MCL) for toluene in drinking water is 1000 ppb. Although the Company believes that no remediation will be required, it set up a $150 reserve in 1996 to cover professional fees and testing costs, which was reduced by $18 of costs incurred in 1997. The Company intends to look to the responsible parties and insurers if remediation is required.

    The Company acquired Fresno Fashion Fair in December 1996. Asbestos has been detected in structural fireproofing throughout much of the Mall. Recent testing data conducted by professional environmental consulting firms indicates that the fireproofing is largely inaccessible to building occupants and is well adhered to the structural members. Additionally, airborne concentrations of asbestos are well within OSHA's permissible exposure limit (PEL) of .1 fcc. The accounting for this acquisition included a reserve of $3,300 to cover future removal of this asbestos, as necessary. The Company incurred $170 for abatement of this asbestos in 1997.

    Dry cleaning chemicals including PCE were detected in soil and groundwater in the vicinity of a former dry cleaning establishment at Huntington Center. The release has been reported to the local government authorities. The Company has retained an environmental consultant and is conducting additional site assessment activities to attempt to determine the extent to which groundwater has been impacted. The Company estimates, based on the data currently available, that costs for assessment, remediation and legal services will not exceed $500. Consequently, at the time of the acquisition, the Company established a $500 reserve to cover professional and legal fees. $9 and $6 has been incurred for remediation in 1997 and 1996, respectively. The Company intends to look to responsible parties and insurers for cost recovery.

                              THE MACERICH COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

12. PROFIT SHARING PLAN:

    The Management Companies and the Company have a retirement profit sharing plan that was established in 1984 covering substantially all of their eligible employees. The plan is qualified in accordance with section 401(a) of the Internal Revenue Code. Effective January 1, 1995 this plan was modified to include a 401(k) plan whereby employees can elect to defer compensation subject to Internal Revenue Service withholding rules. Contributions by the Management Companies are made at the discretion of the Board of Directors and are based upon a specified percentage of employee compensation. The Management Companies and the Company contributed $400, $350 and $348 to the plan in 1997, 1996 and 1995, respectively.

13. STOCK INCENTIVE PLAN:

    The Company has established an employee stock incentive plan under which stock options or restricted stock may be awarded for the purpose of attracting and retaining executive officers, directors and key employees. The Company has issued options to employees and directors to purchase shares of the Company under the stock incentive plan. The term of these options is ten years from the grant date. These options generally vest 33 1/3% per year over three years and were issued and are exercisable at the market value of the common stock at the grant date.

    In addition, the Company has established a plan for non employee directors. The non employee director options have a term of ten years from the grant date, vest six months after grant and are issued at the market value of the common stock on grant date. The plan reserved 52,500 shares, all of which were granted as of December 31, 1997.

    Also, under the employees stock incentive plan 131,196 shares of restricted stock have been issued to executives. These awards are granted based on certain performance criteria for the Company. The restricted stock generally vests over 5 years and the compensation expense related to these grants is determined by market value at the grant date and is amortized over the vesting period on a straight line basis. As of December 31, 1997 and 1996, 8,248 and 0 shares, respectively, of restricted stock had vested. A total of 89,958 shares at a weighted average price of $27.46 were issued in 1997 and 41,238 shares were issued during 1996, at a weighted average price of $20.70, no shares were issued or outstanding in 1995. Restricted stock is subject to restrictions determined by the Company's compensation committee. Restricted stock has the same dividend and voting rights as other common stock and is considered issued when vested. Compensation expense for restricted stock was $239 in 1997 and $0 for the years ended December 31, 1996 and 1995.

                              THE MACERICH COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13. STOCK INCENTIVE PLAN: (CONTINUED)
    An additional 691,803 and 412,762 shares were reserved and were available for issuance under the stock incentive plan at December 31, 1997 and 1996, respectively. The plan allows for granting options or restricted stock at market value.

                                                                                                                WEIGHTED
                                                                                                                 AVERAGE
                                             EMPLOYEE PLAN               DIRECTOR PLAN                       EXERCISE PRICE
                                      ---------------------------  --------------------------  # OF OPTIONS  ON EXERCISABLE
                                                   OPTION PRICE                OPTION PRICE    EXERCISABLE       OPTIONS
                                        SHARES       PER SHARE      SHARES       PER SHARE     AT YEAR END     AT YEAR END
                                      ----------  ---------------  ---------  ---------------  ------------  ---------------
Shares outstanding at December 31,
 1994...............................   1,148,000  $  19.00-$19.63     17,500  $  19.00-$21.38
  Granted...........................     115,000  $         20.25      5,000  $         20.00
  Exercised.........................      (2,000) $         19.00     --            --
  Forfeited.........................      (6,500)       --            --            --
                                      ----------  ---------------  ---------  ---------------
Shares outstanding at December 31,
 1995...............................   1,254,500  $  19.00-$20.25     22,500  $  19.00-$21.38      399,784      $   19.02
                                                  ---------------             ---------------  ------------        ------
                                                                                               ------------        ------
  Granted...........................     281,000  $         21.62      5,000  $         26.12
  Exercised.........................     (16,000) $         19.00     --            --
  Forfeited.........................      (7,166)       --            --            --
                                                  ---------------             ---------------
Shares outstanding at December 31,
 1996...............................   1,512,334  $  19.00-$21.62     27,500  $  19.00-$26.12      793,697      $   19.09
                                                  ---------------             ---------------  ------------        ------
                                                                                               ------------        ------
  Granted...........................     349,109  $  26.50-$26.88     25,000  $         28.50
  Exercised.........................    (253,552) $         19.00     --            --
  Forfeited.........................      (8,000)       --            --            --
                                      ----------  ---------------  ---------  ---------------
Shares outstanding at December 31,
 1997...............................   1,599,891  $  19.00-$26.88     52,500  $  19.00-$28.50    1,230,227      $   20.58
                                      ----------  ---------------  ---------  ---------------  ------------        ------
                                      ----------  ---------------  ---------  ---------------  ------------        ------

    The weighted average exercise price for options granted in 1995 is $20.25, in 1996 is $21.65 and in 1997 is $27.06.

                              THE MACERICH COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13. STOCK INCENTIVE PLAN: (CONTINUED)

    The weighted average remaining contractual life for options outstanding at December 31, 1997 is 6.25 years and the weighted average remaining contractual life for options exercisable at December 31, 1997 is 6.25 years.

    The Company records options granted using Accounting Principles Board (APB) opinion Number 25, Accounting for Stock Issued to Employees and Related Interpretations. Accordingly, no compensation expense is recognized on the date the options are granted. If the Company had recorded compensation expense using the methodology prescribed in Financial Accounting Standards Number 123, the Company's net income would have been reduced by approximately $108 or $0.00 per share for the year ended December 31, 1997 and $56 or $0.00 per share for the year ended December 31, 1996.

    The weighted average fair value of options granted during 1997 and 1996 are $2.51 and $1.89, respectively. The fair value of each option grant issued in 1997 and 1996 is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (a) dividend yield of 7.0% in 1997 and 7.5% in 1996, (b) expected volatility of the Company's stock of 14.9% in 1997 and 17.6% in 1996, (c) a risk free interest rate based on U.S. Zero Coupon Bonds with time of maturity approximately equal to the options' expected time to exercise and (d) expected option lives of five and seven years for options granted in 1997 and 1996, respectively.

14. DEFERRED COMPENSATION PLANS:

    The Company has established deferred compensation plans under which key executives of the Company may elect to defer receiving a portion of their cash compensation otherwise payable in one calendar year until a later year. The Company may, as determined by the Board of Directors in its sole discretion, credit a participant's account with an amount equal to a percentage of the participant's deferral. The Company contributed $154 during 1997, $125 during 1996 and $104 in 1995 to two of these plans.

    In addition, certain executives have split dollar life insurance agreements with the Company whereby the Company generally pays annual premiums on a life insurance policy in an amount equal to the executives deferral under one of the Company's deferred compensation plans.

15. ACQUISITIONS:

    On March 16, 1994, concurrent with the IPO, the Company acquired Crossroads Mall--Oklahoma ("Crossroads--OK"). Crossroads--OK is a 1,112,470 million square foot super regional mall in Oklahoma City, Oklahoma. The purchase price was $51,500 and was paid in cash.

    On July 21, 1994, the Company acquired Chesterfield Towne Center ("Chesterfield") in Richmond, Virginia. Chesterfield is a 817,290 square foot regional mall. The purchase price of $84,500 was paid with approximately $13,100 in cash, $3,900 in OP Units of the Operating Partnership and assumption of the existing mortgage of approximately $67,500.

    On August 15, 1995 the Company acquired The Centre at Salisbury ("Salisbury"), an 883,791 square foot super regional mall. The total purchase price was $78,000, and was comprised of $55,600 of cash, $21,000 of debt and approximately $1,400 in OP Units.

    Capitola Mall ("Capitola") was acquired on December 21, 1995. Capitola is a 585,340 square foot regional mall. The purchase price was $57,500 and was comprised of the issuance of OP Units valued at

                              THE MACERICH COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

15. ACQUISITIONS: (CONTINUED)
$12,100, the assumption of $38,300 of mortgage indebtedness, and cash of $2,100. The remaining $5,000 of consideration will be paid in OP Units in five years.

    Queens Center ("Queens"), a 625,677 square foot regional mall, was acquired on December 28, 1995. The total purchase price was $108,000 which consisted of assumption of debt of $66,000 and $42,000 of cash.

    Villa Marina Marketplace ("Villa Marina") was acquired on January 25, 1996. Villa Marina is a 448,517 square foot community center/entertainment complex located in Marina del Rey, California. The purchase price was $80,000, consisting of $57,600 of cash and $22,400 of assumption of mortgage indebtedness.

    Valley View Center is a super regional mall in Dallas, Texas which the Company acquired on October 21, 1996. Valley View Mall contains 1,519,453 square feet and the purchase price was $87,500.

    Rimrock Mall, located in Billings, Montana, and Vintage Faire Mall, located in Modesto, California were purchased simultaneously on November 27, 1996. The combined purchase price was $118,200. Vintage Faire Mall is a super regional mall with 1,051,458 square feet and Rimrock Mall is a regional mall consisting of 581,688 square feet.

    Buenaventura Mall, Fresno Fashion Fair and Huntington Center were purchased on December 18, 1996 for a combined price of $128,900. Buenaventura Mall, located in Ventura, California, is an 801,277 square foot regional mall, Fresno Fashion Fair, located in Fresno, California, is a super regional mall containing 881,394 square feet and Huntington Center, located in Huntington Beach, California, consists of 839,901 square feet.

    South Towne Center was acquired on March 27, 1997. South Towne Center is a 1,240,143 square foot super regional mall located in Sandy, Utah. The purchase price was $98,000, consisting of $52,000 of cash and $46,000 of assumed mortgage indebtedness.

    Stonewood Mall is a super regional mall in Downey, California which the Company acquired on August 6, 1997. Stonewood Mall contains 927,218 square feet and the purchase price was $92,000 which was funded with $58,000 in proceeds from a 10 year fixed rate loan placed concurrently on Villa Marina Marketplace and the balance from cash on hand.

    Manhattan Village located in Manhattan Beach, California was purchased by a joint venture on August 19, 1997. The Company owns a 10% interest in the joint venture. Manhattan Village is a regional center with a total of 551,685 square feet of retail, restaurant and entertainment space. The purchase price was $66,600.

    The Citadel, a 1,044,852 square foot super regional mall in Colorado Springs, Colorado was purchased on December 19, 1997 for $108,000. The purchase price was funded by a concurrently placed loan of $75,600 plus $32,400 in cash.

    Great Falls Marketplace is a 143,570 square foot community center developed by the Management Companies and sold to the Company on December 31, 1997. The purchase price of $14,800 approximates the cost incurred by the Management Companies to acquire and develop the site.

                              THE MACERICH COMPANY

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

    On February 27, 1998, the Company, through a recently formed 50/50 joint venture with an affiliate of Simon DeBartolo Group, Inc., acquired the ERE Yarmouth portfolio of twelve regional malls. The properties in the portfolio comprise 10.7 million square feet and are located in eight states. The total purchase price was $974,500, which included $485,000 of assumed debt.

16. UNAUDITED PRO FORMA FINANCIAL INFORMATION:

    The following unaudited pro forma financial information combines the consolidated results of operations of the Company for 1997 and 1996 as if the 1997 Acquisitions had occurred on January 1, 1996, after giving effect to certain adjustments, including depreciation, interest expense relating to debt incurred to finance the acquisitions and general and administrative expense to manage the properties. The pro forma information is based on assumptions management believes to be appropriate. The pro forma information is not necessarily indicative of what the actual results would have been had the acquisitions occurred at the beginning of the period indicated, nor does it purport to project the Company's financial position or results of operations at any future date or for any future period.

                                                                         YEARS ENDED DECEMBER
                                                                                 31,
                                                                        ----------------------
                                                                           1997        1996
                                                                        ----------  ----------
Revenues..............................................................  $  242,084  $  189,358
Income before minority interest and extraordinary items...............      30,984      27,837
Income before extraordinary items.....................................      20,935      17,730
Net income............................................................      20,558      17,415
Per share income before extraordinary items...........................  $     0.80  $     0.85
Net income per share--basic...........................................  $     0.79  $     0.84
Weighted average number of common shares outstanding-- basic..........      25,891      20,781
Per share income before extraordinary items...........................  $     0.79  $     0.83
Net income per share--diluted.........................................  $     0.78  $     0.82
Weighted average number of common shares outstanding-- diluted........      26,312      21,167

                              THE MACERICH COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

17. QUARTERLY FINANCIAL DATA (UNAUDITED):

    The following is a summary of periodic results of operations for 1997 and 1996:

                                                    1997 QUARTER ENDED                          1996 QUARTER ENDED
                                        ------------------------------------------  ------------------------------------------
                                         DEC 31     SEPT 30    JUNE 30    MAR 31     DEC 31     SEPT 30    JUNE 30    MAR 31
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Revenues..............................  $  61,529  $  57,032  $  52,350  $  50,303  $  43,924  $  37,749  $  38,093  $  35,293
Income before minority interest and
  extraordinary items.................     10,626      2,792      9,839      9,911      8,417      7,479      7,240      7,065
Income before extraordinary items.....      7,253      2,035      6,385      6,751      5,539      4,659      4,502      4,401
Net income............................      7,253      1,870      6,172      6,751      5,539      4,659      4,312      4,401
Income before extraordinary items per
  share--basic........................  $    0.28  $    0.07  $    0.25  $    0.26  $    0.24  $    0.23  $    0.22  $    0.22
Net income per share--basic...........  $    0.28  $    0.07  $    0.24  $    0.26  $    0.24  $    0.23  $    0.21  $    0.22

18. SUBSEQUENT EVENTS:

    On January 30, 1998 a $0.46 per share dividend was declared, payable to stockholders of record as of February 9, 1998 and paid on March 5, 1998.

    On February 27, 1998, the Company, through a 50/50 joint venture, acquired a portfolio of 12 regional malls. The total purchase price was $974,500 including the assumption of $485,000 in debt. The Company funded its half of the remaining purchase price by issuing 3,627,131 shares of convertible preferred stock for proceeds totaling $100,000 in a private placement. The preferred stock can be converted on a one for one basis into common stock and will pay a dividend equal to the greater of $0.46 per share per quarter or the dividend then payable on a share of common stock. The Company also issued 2,879,134 shares of common stock ($79,600 of total proceeds) from the Company's shelf registration, at an average price of $27.65, to two unit trusts. The balance of the purchase price was funded from the Company's $150,000 line of credit.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                                                        GROSS AMOUNT AT WHICH CARRIED AT CLOSE
                                        INITIAL COST TO COMPANY                                        OF PERIOD
                                ---------------------------------------      COST       ---------------------------------------
                                                            EQUIPMENT     CAPITALIZED                              FURNITURE,
                                           BUILDING AND        AND       SUBSEQUENT TO             BUILDING AND   FIXTURES AND
                                  LAND     IMPROVEMENTS    FURNISHINGS    ACQUISITION     LAND     IMPROVEMENTS     EQUIPMENT
                                ---------  -------------  -------------  -------------  ---------  -------------  -------------
Shopping Centers
Bristol Shopping Center.......  $       0   $    11,051     $       0      $   1,856    $     132   $    12,773     $       0
Boulder Plaza.................      2,650         7,950             0          2,154        2,919         9,835             0
Buenaventura Mall.............      8,697         8,697             0          1,738        8,697         8,793             6
Capitola Mall.................     11,312        46,689             0            914       11,309        47,577            29
Chesterfield Towne Center.....     18,517        72,936             2          5,798       18,517        77,076         1,620
Citadel, The..................     21,600        86,711             0              0       21,600        86,711             0
County East Mall..............      2,633        15,131           716         13,292        4,099        26,833           793
Crossroads Mall--Boulder......          0        37,528            64         29,253       21,616        41,964           115
Crossroads Mall--Oklahoma.....     10,279        43,458           291          5,914       10,279        45,944           339
Fresno Fashion Fair...........     17,966        72,194             0         (1,173)      17,966        70,986            33
Great Falls Marketplace.......      2,960        11,840             0              0        2,960        11,840             0
Greeley Mall..................      5,600        12,617            13          7,561        5,600        20,100            91
Green Tree Mall...............      4,947        14,893           332         22,813        4,947        37,599           439
Holiday Village Mall..........      2,311        13,488           138         22,025        3,491        34,268           203
Huntington Center.............     11,868        11,868             0          1,449       11,868        11,965             4
Lakewood Mall.................     12,502        31,158           117         92,888       24,913       109,456           638
Northgate Mall................      7,144        29,805           841         24,051        8,400        52,508           929
Parklane Mall.................      1,377        11,775           173         16,175        2,409        25,206           395
Queens Center.................     21,460        86,631             8          1,670       21,454        87,390           629
Rimrock Mall..................      8,737        35,652             0            929        8,737        36,498            77
Salisbury, The Centre at......     15,290        63,474            31            925       15,284        63,967           469
South Towne Center............     19,600        78,954             0          3,030       19,600        81,961            23
Stonewood Mall................     18,400        73,933             0            127       18,400        74,046            14
Valley View Center............     17,100        68,687             0          3,368       17,100        71,261           616
Villa Marina Marketplace......     15,852        65,441             0            400       15,852        65,811            21
Vintage Faire Mall............     14,902        60,532             0            751       14,901        61,188            93
                                ---------  -------------       ------    -------------  ---------  -------------       ------
                                $ 273,703   $ 1,073,092     $   2,726      $ 257,908    $ 313,050   $ 1,273,556     $   7,576
                                ---------  -------------       ------    -------------  ---------  -------------       ------
                                ---------  -------------       ------    -------------  ---------  -------------       ------


                                                                          TOTAL COST
                                                                            NET OF
                                CONSTRUCTION               ACCUMULATED   ACCUMULATED
                                 IN PROGRESS     TOTAL    DEPRECIATION   DEPRECIATION
                                -------------  ---------  -------------  ------------
Shopping Centers
Bristol Shopping Center.......    $       2    $  12,907    $   5,140     $    7,767
Boulder Plaza.................            0       12,754        2,542         10,212
Buenaventura Mall.............        1,635       19,131          243         18,888
Capitola Mall.................            0       58,915        2,514         56,401
Chesterfield Towne Center.....           40       97,253        8,594         88,659
Citadel, The..................            0      108,311           85        108,226
County East Mall..............           47       31,772        9,452         22,320
Crossroads Mall--Boulder......        3,150       66,845       22,224         44,621
Crossroads Mall--Oklahoma.....        3,380       59,942        5,695         54,247
Fresno Fashion Fair...........            2       88,987        1,927         87,060
Great Falls Marketplace.......            0       14,800            1         14,799
Greeley Mall..................            0       25,791        9,022         16,769
Green Tree Mall...............            0       42,985       19,299         23,686
Holiday Village Mall..........            0       37,962       19,161         18,801
Huntington Center.............        1,347       25,184          327         24,857
Lakewood Mall.................        1,658      136,665       41,447         95,218
Northgate Mall................            4       61,841       17,756         44,085
Parklane Mall.................        1,490       29,500       15,539         13,961
Queens Center.................          296      109,769        4,555        105,214
Rimrock Mall..................            6       45,318        1,053         44,265
Salisbury, The Centre at......            0       79,720        3,987         75,733
South Towne Center............            0      101,584        1,640         99,944
Stonewood Mall................            0       92,460          769         91,691
Valley View Center............          178       89,155        2,238         86,917
Villa Marina Marketplace......            9       81,693        3,294         78,399
Vintage Faire Mall............            3       76,185        1,746         74,439
                                -------------  ---------  -------------  ------------
                                  $  13,247    $1,607,429   $ 200,250     $1,407,179
                                -------------  ---------  -------------  ------------
                                -------------  ---------  -------------  ------------

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997
                                 (IN THOUSANDS)

    Depreciation and amortization of the Macerich Company's investment in buildings and improvements reflected in the statements of income are calculated over the estimated useful lives of the asset as follows:

Buildings and Improvements..............................  5-40 years life of related
Tenant Improvements.....................................  lease
Equipment and Furnishings...............................  5-7 years

    The changes in total real estate assets for the three years ended December 31, 1997 are as follows:

                                                            1995        1996        1997
                                                          ---------  ----------  -----------
Balance, beginning of year..............................    554,788     833,998    1,273,085
Additions...............................................    279,210     439,087      334,344
Disposals and retirements...............................          0           0            0
                                                          ---------  ----------  -----------
Balance, end of year....................................    833,998   1,273,085    1,607,429
                                                          ---------  ----------  -----------
                                                          ---------  ----------  -----------

    The changes in accumulated depreciation and amortization for the three years ended December 31, 1997 are as follows:

                                                                 1995       1996       1997
                                                               ---------  ---------  ---------
Balance, beginning of year...................................    119,466    139,098    164,417
Additions....................................................     19,632     25,319     35,833
Disposals and retirements....................................          0          0          0
                                                               ---------  ---------  ---------
Balance, end of year.........................................    139,098    164,417    200,250
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                THE MACERICH COMPANY

                                By:            /s/ ARTHUR M. COPPOLA
                                     -----------------------------------------
                                                 Arthur M. Coppola
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                      CAPACITY                  DATE
------------------------------  --------------------------  -------------------

    /s/ ARTHUR M. COPPOLA       President and Chief
------------------------------    Executive Officer And       March 26, 1998
      Arthur M. Coppola           Director

       /s/ MACE SIEGEL
------------------------------  Chairman of the Board         March 26, 1998
         Mace Siegel

     /s/ DANA K. ANDERSON
------------------------------  Vice Chairman of the Board    March 26, 1998
       Dana K. Anderson

    /s/ EDWARD C. COPPOLA
------------------------------  Executive Vice President      March 26, 1998
      Edward C. Coppola           and Director

       /s/ JAMES COWNIE
------------------------------  Director                      March 26, 1998
         James Cownie

    /s/ THEODORE HOCHSTIM
------------------------------  Director                      March 26, 1998
      Theodore Hochstim

    /s/ FREDERICK HUBBELL
------------------------------  Director                      March 26, 1998
      Frederick Hubbell

      /s/ STANLEY MOORE
------------------------------  Director                      March 26, 1998
        Stanley Moore

      /s/ WILLIAM SEXTON
------------------------------  Director                      March 26, 1998
        William Sexton

                                Senior Vice President,
     /s/ THOMAS E. O'HERN         Treasurer and Chief
------------------------------    Financial and Accounting    March 26, 1998
       Thomas E. O'Hern           Officer

                                 EXHIBIT INDEX

EXHIBIT                                                                                              SEQUENTIALLY
NUMBER                                             DESCRIPTION                                       NUMBERED PAGE
--------------  ---------------------------------------------------------------------------------  -----------------

  3.1*          Articles of Amendment and Restatement of the Company

  3.1.1**       Articles Supplementary of the Company

  3.2*          Bylaws of the Company

  4.1**         Form of Common Stock Certificate

  4.2           Form of Preferred Stock Certificate

  4.3*****      Indenture for Convertible Subordinated Debentures dated June 27, 1997

 10.1***        Amended and Restated Limited Partnership Agreement for the Operating Partnership,
                  dated as of March 16, 1994

 10.1.1*****    Amendment to Amended and Restated Limited Partnership Agreement for the Operating
                  Partnership dated June 27, 1997

 10.1.2         Amendment to Amended and Restated Limited Partnership Agreement for the Operating
                  Partnership dated November 16, 1997

 10.1.3         Fourth Amendment to Amended and Restated Limited Partnership Agreement for the
                  Operating Partnership dated February 25, 1998

 10.1.4         Fifth Amendment to Amended and Restated Limited Partnership Agreement for the
                  Operating Partnership dated February 26, 1998

 10.2***        Employment Agreement between the Company and Mace Siegel, dated as of March 16,
                  1994

 10.2.1***      List of omitted Employment Agreements

 10.2.2         Employment Agreement between Macerich Management Company and Larry Sidwell dated as of February 11, 1997

 10.3           The Macerich Company Amended and Restated 1994 Incentive Plan

 10.4****       The Macerich Company 1994 Eligible Directors' Stock Option Plan
 10.5****       The Macerich Company Deferred Compensation Plan
 10.6****       The Macerich Company Deferred Compensation Plan for Mall Executives

 10.7***        The Macerich Company Eligible Directors' Deferred Compensation Plan/Phantom Stock
                  Plan

 10.8***        The Macerich Company Executive Officer Salary Deferral Plan

 10.9***        Registration Rights Agreement, dated as of March 16, 1994, between the Company and The Northwestern Mutual Life Insurance Company

 10.10***       Registration Rights Agreement, dated as of March 16, 1994, among the Company and
                  Mace Siegel, Dana K. Anderson, Arthur M. Coppola and Edward C. Coppola

 10.11***       Registration Rights Agreement, dated as of March 16, 1994, among the Company,
                  Richard M. Cohen and MRII Associates

 10.12*****     Registration Rights Agreement dated as of June 27, 1997

 10.13          Registration Rights Agreement dated as of February 25, 1998

 10.14***       Incidental Registration Rights Agreement, dated as of March 16, 1994

 10.15          Incidental Registration Rights Agreement dated as of July 21, 1994

EXHIBIT                                                                                              SEQUENTIALLY
NUMBER                                             DESCRIPTION                                       NUMBERED PAGE
--------------  ---------------------------------------------------------------------------------  -----------------
 10.16          Incidental Registration Rights Agreement dated as of August 15, 1995

 10.17          Incidental Registration Rights Agreement dated as of December 21, 1995

 10.17.1        List of Incidental/Demand Registration Rights Agreements, Election Forms,
                  Accredited/Non-Accredited Investors Certificates, and Investor Certificates

 10.18***       Indemnification Agreement, dated as of March 16, 1994, between the Company and
                  Mace Siegel

 10.18.1***     List of omitted Indemnification Agreements

 10.19*         Partnership Agreement for Macerich Northwestern Associates, dated as of January
                  17, 1985, between Macerich Walnut Creek Associates and The Northwestern Mutual
                  Life Insurance Company

 10.20***       First Amendment to Macerich Northwestern Associates Partnership Agreement between
                  Operating Partnership and The Northwestern Mutual Life Insurance Company

 10.21*         Agreement of Lease (Crossroads-Boulder), dated December 31, 1960, between H.R.
                  Hindry, as lessor, and Gerri Von Frellick, as lessee, with amendments and supplements thereto

 10.22          Secured Full Recourse Promissory Note dated November 17, 1997 Due November 16,
                  2007 made by Edward C. Coppola to the order of the Company

 10.23          List of omitted Secured Full Recourse Notes

 10.24          Stock Pledge Agreement dated as of November 17, 1997 made by Edward C. Coppola for the benefit of the Company

 10.25          List of omitted Stock Pledge Agreements

 10.26          Promissory Note dated as of May 2, 1997 made by David S. Contis to the order of
                  Macerich Management Company

 10.27******    Purchase and Sale Agreement between The Equitable Life Assurance Society of the
                  United States and S.M. Portfolio Partners

 10.28          Partnership Agreement of S.M. Portfolio Ltd. Partnership

 21.1           List of Subsidiaries

 23.1           Consent of Independent Accountants (Coopers & Lybrand L.L.P.)

------------------------

        *  Previously filed as an exhibit to the Company's Registration Statement on Form
             S-11, as amended (No. 33-68964), and incorporated herein by reference.
       **  Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date May 30, 1995, and incorporated herein by reference.
      ***  Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
     ****  Previously filed as an exhibit to the Company's Quarterly Statement on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference.
    *****  Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date June 20, 1997, and incorporated herein by reference.
   ******  Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date February 27, 1998, and incorporated herein by reference.