Form 10-Q
period 1998-03-31
MACERICH CO
filed 1998-05-15
CIK 912242

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          FOR QUARTER ENDED MARCH 31, 1998 COMMISSION FILE NO. 1-12504

                              THE MACERICH COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                MARYLAND                             95-4448705
 -----------------------------------         -----------------------------------
   (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)              Identification Number)

            401 Wilshire Boulevard, Suite 700, Santa Monica, CA 90401
--------------------------------------------------------------------------------
                (Address of principal executive office)(Zip code)

        Registrant's telephone number, including area code (310) 394-6911
                                                           -------------------

                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Number of shares outstanding of each of the registrant's classes of common stock, as of May 7, 1998.

               Common stock, par value $.01 per share: 30,584,469
--------------------------------------------------------------------------------

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

                                    Form 10-Q


                                      INDEX

                                                                                            Page
                                                                                           ------
Part I:  Financial Information

Item 1.  Financial Statements

          Consolidated balance sheets of The Company as of March 31, 1998 and
          December 31, 1997 ..........................................................     1

          Consolidated statements of operations of The Company for the periods
          from January 1 through March 31, 1998 and 1997 .............................     2

          Consolidated statements of cash flows of The Company for the periods
          from January 1 through March 31, 1998 and 1997 .............................     3

          Notes to condensed and consolidated financial statements ...................     4 to 13

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .........................................     14 to 19

Part II: Other Information ...........................................................     20

                       THE MACERICH COMPANY (The Company)
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                        March 31,      December 31,
                                                                                          1998            1997
                                                                                     -------------    --------------
                                     ASSETS:

Property, net .................................................................      $ 1,407,686       $ 1,407,179
Cash and cash equivalents .....................................................           18,726            25,154
Tenant receivables, net, including accrued overage rents of
     $2,892 in 1998 and $4,330 in 1997 ........................................           23,826            23,696
Due from affiliates ...........................................................             --               3,105
Deferred charges and other assets, net ........................................           38,567            37,899
Investment in joint ventures and the Management Companies......................          249,224             7,969
                                                                                     -----------       -----------
               Total assets ...................................................      $ 1,738,029       $ 1,505,002
                                                                                     -----------       -----------
                                                                                     -----------       -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY:

Mortgage notes payable:
     Related parties ..........................................................      $   135,126       $   135,313
     Others ...................................................................          770,356           771,246
                                                                                     -----------       -----------
     Total ....................................................................          905,482           906,559
Bank notes payable ............................................................          133,000            55,000
Convertible debentures ........................................................          161,400           161,400
Accounts payable ..............................................................            2,298             5,185
Accrued interest expense ......................................................            8,489             4,878
Accrued real estate taxes and ground rent expense .............................            7,886             7,272
Due to affiliates .............................................................              326            15,109
Deferred acquisition liability ................................................            5,000             5,000
Other accrued liabilities .....................................................           29,647            27,841
                                                                                     -----------       -----------
               Total liabilities ..............................................        1,253,528         1,188,244
                                                                                     -----------       -----------
Minority interest in Operating Partnership ....................................          131,542           100,463
                                                                                     -----------       -----------
Commitments and contingencies (Note 10)

Stockholders' equity:
      Series A convertible preferred stock, 10,000,000 shares authorized,
             3,627,100 and 0 shares issued and outstanding at March
             31, 1998 and December 31, 1997, respectively .....................          100,000              --
     Common stock, $.01 par value, 100,000,000 shares authorized, 28,808,000 and 26,004,800 shares issued and outstanding at March 31, 1998 and
             December 31, 1997, respectively ..................................              288               260
     Additional paid in capital ...............................................          257,769           219,121
     Accumulated earnings .....................................................             --                --
     Unamortized restricted stock .............................................           (5,098)           (3,086)
                                                                                     -----------       -----------
              Total stockholders' equity ......................................          352,959           216,295
                                                                                     -----------       -----------
              Total liabilities and stockholders' equity ......................      $ 1,738,029       $ 1,505,002
                                                                                     -----------       -----------
                                                                                     -----------       -----------


   The accompanying notes are an integral part of these financial statements.

                       THE MACERICH COMPANY (The Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                                                January 1 to March 31,
                                                             ----------------------------
                                                                 1998             1997
                                                             ------------     -----------
REVENUES:
     Minimum rents ....................................      $    39,416      $    32,053
     Percentage rents .................................            3,170            2,206
     Tenant recoveries ................................           17,641           14,917
     Other ............................................              948            1,126
                                                             -----------      -----------
         Total Revenues ...............................           61,175           50,302
                                                             -----------      -----------
OPERATING COSTS:
     Shopping center expenses .........................           18,722           15,761
     General and administrative expense ...............            1,024              750
     Interest expense:
         Related parties ..............................            2,527            2,490
         Others .......................................           18,049           12,276
     Depreciation and amortization ....................           11,712            9,474
                                                             -----------      -----------
          Total Expenses ..............................           52,034           40,751
                                                             -----------      -----------
Equity in income of unconsolidated
     joint ventures and the management companies ......            1,428              368
                                                             -----------      -----------
Income before extraordinary item and minority
     interest .........................................           10,569            9,919
Less extraordinary loss on early extinguishment of debt               90             --
Less minority interest in net income
     of the Operating Partnership .....................            3,008            3,168
                                                             -----------      -----------
Net income ............................................            7,471            6,751
Less preferred dividends ..............................              649             --
                                                             -----------      -----------
Net income - available to common stockholders .........      $     6,822      $     6,751
                                                             -----------      -----------
                                                             -----------      -----------
Earnings per common share - basic:

     Income before extraordinary item .................      $      0.25      $      0.26
     Extraordinary item ...............................             0.00             0.00
                                                             -----------      -----------
Net income - available to common stockholders .........      $      0.25      $      0.26
                                                             -----------      -----------
                                                             -----------      -----------
Weighted average number of common shares
     outstanding - basic ..............................       27,153,000       25,799,000
                                                             -----------      -----------
                                                             -----------      -----------
Weighted average number of common shares
     outstanding - basic, assuming full conversion of
     operating units outstanding ......................       39,241,000       37,904,000
                                                             -----------      -----------
                                                             -----------      -----------
Earnings per common share - diluted:

     Income before extraordinary item .................      $      0.25      $      0.26
     Extraordinary item ...............................             0.00             0.00
                                                             -----------      -----------
     Net income - available to common stockholders ....      $      0.25      $      0.26
                                                             -----------      -----------
                                                             -----------      -----------
Weighted average number of common shares
     outstanding - diluted for EPS ....................       39,907,000       38,325,000
                                                             -----------      -----------
                                                             -----------      -----------

   The accompanying notes are an integral part of these financial statements.

                       THE MACERICH COMPANY (The Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                 January 1 to March 31,
                                                                                -------------------------
                                                                                  1998             1997
                                                                                ---------       ---------
Cash flows from operating activities:
     Net income - available to common stockholders .......................      $   6,822       $   6,751
                                                                                ---------       ---------
     Adjustments to reconcile net income to net cash provided by operating activities:
     Extraordinary loss on early extinguishment of debt ..................             90            --
     Depreciation and amortization .......................................         11,712           9,474
     Amortization of discount on trust deed note payable .................              8               8
     Minority interest in the net income of the Operating Partnership ....          3,008           3,168
     Changes in assets and liabilities:
          Tenant receivables, net ........................................           (130)          4,328
          Other assets ...................................................          2,114             515
          Accounts payable and accrued expenses ..........................          1,338          (2,900)
          Other liabilities ..............................................          1,806           3,468
                                                                                ---------       ---------
                   Total adjustments .....................................         19,946          18,061
                                                                                ---------       ---------
     Net cash provided by operating activities ...........................         26,768          24,812
                                                                                ---------       ---------
Cash flows from investing activities:
     Acquisitions of property and improvements ...........................         (1,719)        (56,750)
     Renovations and expansions of centers ...............................         (7,812)           (551)
     Additions to tenant improvements ....................................           (917)           (440)
     Deferred charges ....................................................         (4,643)         (1,872)
     Equity in income of unconsolidated joint ventures
          and the management companies ...................................         (1,428)           (368)
     Distributions from joint ventures ...................................            369             340
     Contributions to joint ventures .....................................       (240,196)           --
     Loan repayments to affiliates, net ..................................        (11,678)         (1,081)
                                                                                ---------       ---------
     Net cash used in investing activities ...............................       (268,024)        (60,722)
                                                                                ---------       ---------
Cash flows from financing activities:
     Proceeds from mortgages and notes payable ...........................        133,000          47,000
     Payments on mortgages and notes payable .............................        (56,085)           (843)
     Net proceeds from equity offerings ..................................        174,563            --
     Dividends and distributions to partners .............................        (16,650)        (16,262)
                                                                                ---------       ---------
     Net cash provided by financing activities ...........................        234,828          29,895
                                                                                ---------       ---------
     Net decrease in cash ................................................         (6,428)         (6,015)
Cash and cash equivalents, beginning of period ...........................         25,154          15,643
                                                                                ---------       ---------
Cash and cash equivalents, end of period .................................      $  18,726       $   9,628
                                                                                ---------       ---------
                                                                                ---------       ---------
Supplemental cash flow information:
     Cash payment for interest, net of amounts capitalized ...............      $  16,957       $  14,405
                                                                                ---------       ---------
                                                                                ---------       ---------
Non-cash transactions:
     Acquisition of property by assumption of debt .......................      $       0       $  46,202
                                                                                ---------       ---------
                                                                                ---------       ---------


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

         The unaudited interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results for interim periods are not necessarily indicative of the results to be expected for a full year. The accompanying consolidated balance sheet as of December 31, 1997 has been derived from the audited financial statements, but does not include all disclosure required by GAAP.

         Certain reclassifications have been made in the 1997 financial statements to conform to the 1998 financial statement presentation.

         In March, 1998, the FASB, through its Emerging Issues Task Force ("EITF"), concluded based on EITF 97-11 that all internal costs to source, analyze and close acquisitions should be expensed as incurred. The Company has historically capitalized these costs. The Company has adopted the FASB's interpretation effective March 19, 1998, and expects the impact to be an approximate $.06 per share reduction of net income per share in 1998.

         Earnings Per Share ("EPS")

         The computation of basic earnings per share is based on net income and the weighted average number of common shares outstanding for the periods ending March 31, 1998 and 1997. The diluted earnings per share give effect to the outstanding restricted stock and common stock options calculated using the treasury stock method. The convertible debentures and convertible preferred stock would be antidilutive to the calculation of diluted EPS and therefore are not included. The OP units not held by the Company have been included in the diluted EPS calculation. The following table reconciles the basic and diluted earnings per share calculations:

                                                                             For the quarters ended March 31,
                                                             ----------------------------------------------------------------
                                                                          1998                             1997
                                                             -------------------------------   ------------------------------
                                                              Net                               Net
                                                             Income      Shares    Per Share   Income     Shares    Per Share
                                                             -------------------------------   ------------------------------
                                                                           (In thousands, except per share data)

Net income................................................    $7,471                           $6,751
Less:  Preferred stock dividends..........................       649                                -
                                                              ------                           ------

Basic EPS:
Net income - available to common stockholders.............     6,822     27,153      $0.25      6,751     25,799      $0.26

Diluted EPS:
Effect of dilutive securities:
   Conversion of OP units.................................     3,008     12,088       0.25      3,168     12,105       0.26
   Employee stock options and restricted stock............       177        666       0.27         41        421       0.10
   Convertible preferred stock............................     n/a - antidilutive for EPS           -          -          -
   Convertible debentures.................................          n/a - antidilutive              -          -          -
                                                             -------------------------------   ------------------------------

Net income - available to common stockholders.............   $10,007     39,907      $0.25     $9,960     38,325      $0.26
                                                             -------------------------------   ------------------------------
                                                             -------------------------------   ------------------------------

                       THE MACERICH COMPANY (The Company)
             NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)


2.       Organization:

         The Macerich Company (the "Company") was incorporated under the General Corporation Law of Maryland on September 9, 1993 and commenced operations effective with the completion of its initial public offering ("IPO") on March 16, 1994. The Company was formed to continue the business of the Macerich Group, which since 1972 has focused on the acquisition, ownership, redevelopment, management and leasing of regional shopping centers located throughout the United States. In 1994, the Company became the sole general partner of The Macerich Partnership L.P., (the "Operating Partnership"). The Operating Partnership owns or has an ownership interest in thirty-eight regional shopping centers and four community shopping centers, including a portfolio of twelve regional malls that was acquired on February 27, 1998. Collectively these properties and interests are referred to as the "Centers". The Company conducts all of its operations through the Operating Partnership and other wholly owned subsidiaries, and the Company's three Management Companies, Macerich Property Management Company, Macerich Management Company, and Macerich Manhattan Management Company, collectively referred to as "the Management Companies".

         The Company is a real estate investment trust under the Internal Revenue Code of 1986, as amended, owns approximately 69% of The Operating Partnership as of March 31, 1998. The limited partnership interest not owned by the Company is reflected in these financial statements as Minority Interest.

3.       Investments in Unconsolidated Joint Ventures and the Management
         Companies:

         The following are the Company's investments in various real estate joint ventures which own regional retail shopping centers. The Operating Partnership's interest in each joint venture as of March 31, 1998 is as follows:



                                                      The Operating Partnership's
         Joint Venture                                         Ownership %
         -------------                                         -----------
         Macerich Northwestern Associates...........               50%
         Panorama City Associates...................               50%
         SDG Macerich Properties, L.P. .............               50%
         West Acres Development.....................               19%
         Manhattan Village, LLC.....................               10%

         The Operating Partnership also owns the non-voting preferred stock of the Macerich Management Company and Macerich Property Management Company and is entitled to receive 95% of the distributable cash flow of these two entities. Macerich Manhattan Management Company is a 100% subsidiary of Macerich Management Company. The Company accounts for the Management Companies and joint ventures using the equity method of accounting.

         On February 27, 1998, the Company, through a 50/50 joint venture, SDG Macerich Properties, L.P., acquired a portfolio of twelve regional malls. The total purchase price was $974,500 including the assumption of $485,000 in debt. The Company funded its 50% of the remaining purchase price by issuing 3,627,131 shares of convertible preferred stock for proceeds totaling $100,000 in a private placement. The Company also issued 2,879,134 shares of common stock ($79,600 of total proceeds) from the Company's shelf registration. The balance of the purchase price was funded from the Company's line of credit. Each of the joint venture partners will assume leasing and management responsibilities for six of the regional malls. The results of this joint venture are included for the period subsequent to the acquisition.

         In December 1997, North Valley Plaza, which was 50% owned by the Company, was sold.

                       THE MACERICH COMPANY (The Company)
             NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

3. Investments in Unconsolidated Joint Ventures and the Management Companies - Continued:

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


                            COMBINED AND CONDENSED BALANCE SHEETS OF JOINT VENTURES
                                          AND THE MANAGEMENT COMPANIES
                                          ----------------------------
                                                              March 31,           December 31,
                                                                1998                  1997
                                                                ----                  ----
           Assets:
             Properties, net...............................  $1,129,187             $153,856
             Other assets..................................      29,541               10,013
                                                             ----------           ----------
             Total assets..................................  $1,158,728             $163,869
                                                             ----------           ----------
                                                             ----------           ----------

           Liabilities and partners' capital:
             Mortgage notes payable........................    $566,001              $84,342
             Other liabilities.............................      36,369                6,563
             The Company's capital.........................     249,224                7,969
             Outside partners' capital.....................     307,134               64,995
                                                             ----------           ----------
             Total liabilities and partners' capital.......  $1,158,728             $163,869
                                                             ----------           ----------
                                                             ----------           ----------

                       THE MACERICH COMPANY (The Company)
             NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)


3. Investments in Unconsolidated Joint Ventures and the Management Companies - Continued:


           COMBINED AND CONDENSED STATEMENTS OF OPERATIONS OF JOINT VENTURES
                           AND THE MANAGEMENT COMPANIES
                           ----------------------------

                                                                  From January 1,      From January 1,
                                                                        to                   to
                                                                  March 31, 1998       March 31, 1997
                                                                  ---------------      --------------
           Revenues:
             Shopping center revenues.....................             $19,436             $7,041
             Management company revenue...................               1,324                827
                                                                  ---------------      --------------
             Total revenues...............................              20,760              7,868
                                                                  ---------------      --------------
           Expenses:
             Shopping center expenses.....................               6,141              2,604
             Interest.....................................               4,234              1,562
             Management company expense...................               1,668              1,022
             Depreciation and amortization................               2,953              1,120
                                                                  ---------------      --------------
             Total operating costs........................              14,996              6,308
                                                                  ---------------      --------------
           Gain (loss) on sale or write-down of assets....                (389)                 7
                                                                  ---------------      --------------
             Net income...................................              $5,375             $1,567
                                                                  ---------------      --------------
                                                                  ---------------      --------------

         Significant accounting policies used by the unconsolidated joint ventures and the Management Companies are similar to those used by the Company.

         Included in mortgage notes payable are amounts due to related parties of $43,500 at March 31, 1998 and December 31, 1997. Interest expense incurred on these borrowings amounted to $734 for the three months ended March 31, 1998 and $733 for the three months ended March 31, 1997.

                       THE MACERICH COMPANY (The Company)
             NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)


3. Investments in Unconsolidated Joint Ventures and the Management Companies - Continued:

             The following table sets forth the Operating Partnership's beneficial interest in the joint ventures:

                PRO RATA SHARE OF COMBINED AND CONDENSED STATEMENTS OF
               OPERATIONS OF JOINT VENTURES AND THE MANAGEMENT COMPANIES
               ---------------------------------------------------------

                                                                  From January 1,      From January 1,
                                                                        to                   to
                                                                  March 31, 1998       March 31, 1997
                                                                  ---------------      --------------
           Revenues:
             Shopping center revenues....................               $7,764             $2,624
             Management company revenue..................                1,257                785
                                                                  ---------------      --------------
             Total revenues..............................                9,021              3,409
                                                                  ---------------      --------------
           Expenses:
             Shopping center expenses....................                2,446              1,011
             Interest....................................                1,823                508
             Management company expense..................                1,585                971
             Depreciation and amortization...............                1,370                552
                                                                  ---------------      --------------
             Total operating costs.......................                7,224              3,042
                                                                  ---------------      --------------
           Gain (loss) on sale or write-down of assets...                 (369)                 1
                                                                  ---------------      --------------
             Net income..................................               $1,428               $368
                                                                  ---------------      --------------
                                                                  ---------------      --------------

4.       Property:

         Property is comprised of the following at:

                                                                      March 31,          December 31,
                                                                        1998                 1997
                                                                        ----                 ----
           Land..........................................             $313,052           $313,050
           Building Improvements.........................            1,236,617          1,235,459
           Tenant Improvements...........................               39,231             38,097
           Equipment & Furnishings.......................                7,962              7,576
           Construction in Progress......................               21,016             13,247
                                                                  ---------------      --------------
                                                                     1,617,878          1,607,429
           Less, accumulated depreciation................             (210,192)          (200,250)
                                                                  ---------------      --------------
                                                                    $1,407,686         $1,407,179
                                                                  ---------------      --------------
                                                                  ---------------      --------------

                       THE MACERICH COMPANY (The Company)
             NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)


5.       Deferred Charges and Other Assets:


         Deferred charges and other assets, including deferred leasing and financing costs are:

                                                                      March 31,          December 31,
                                                                        1998                 1997
                                                                        ----                 ----
           Leasing.......................................              $28,213            $28,101
           Financing.....................................               16,731             14,396
                                                                  ---------------      --------------
                                                                        44,944             42,497
           Less, accumulated amortization................              (17,792)           (18,127)
                                                                  ---------------      --------------
                                                                        27,152             24,370
           Other assets..................................               11,415             13,529
                                                                  ---------------      --------------
                                                                       $38,567            $37,899
                                                                  ---------------      --------------
                                                                  ---------------      --------------

                       THE MACERICH COMPANY (The Company)
             NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)


6.       Mortgage Notes Payable:

         Mortgage notes payable at March 31, 1998 and December 31, 1997 consist of the following:

                                                    Carrying Amount of Notes
                                                    ------------------------
                                                1998                       1997
                                                ----                       ----
Property Pledged                                     Related                    Related      Interest      Payment       Maturity
   As Collateral                        Other         Party         Other        Party         Rate         Terms          Date
-------------------                     -----         -----         -----        -----         ----         -----          ----
Capitola Mall.....................         --        $37,583           --       $37,675        9.25%            316(d)     2001
Chesterfield Towne Center.........    $65,552             --      $65,708            --        9.10%            548(e)     2024
Chesterfield Towne Center.........      3,337             --        3,359            --        8.54%             28(d)     1999
Citadel...........................     75,419             --       75,600            --        7.20%            544(d)     2008
Crossroads Mall (a)...............         --         35,543           --        35,638        7.08%            244(d)     2010
Fresno Fashion Fair...............     38,000             --       38,000            --        8.40%     interest only     2001
Greeley Mall......................     17,631             --       17,815            --        8.50%            187(d)     2003
Green Tree Mall/Crossroads - OK/
     Centre at Salisbury (b)......    117,714             --      117,714            --        7.23%     interest only     2004
Holiday Village Mall..............        --          17,000           --        17,000        6.75%     interest only     2001
Lakewood Mall (c).................    127,000             --      127,000            --        7.20%     interest only     2005
Northgate Mall....................         --         25,000           --        25,000        6.75%     interest only     2001
Parklane Mall.....................         --         20,000           --        20,000        6.75%     interest only     2001
Queens Center.....................     65,100             --       65,100            --          (f)     interest only     1999
Rimrock Mall......................     31,391             --       31,517            --        7.70%            244(d)     2003
South Towne Center................     65,000             --       65,000            --    6.62% (g)     interest only     2008
Valley View Center................     51,000             --       51,000            --    7.89% (h)     interest only     2006
Villa Marina Marketplace..........     58,000             --       58,000            --        7.23%     interest only     2006
Vintage Faire Mall (i)............     55,212             --       55,433            --        7.65%            427(d)     2003
                                     --------       --------     --------      --------
     Total........................   $770,356       $135,126     $771,246      $135,313
                                     --------       --------     --------      --------
                                     --------       --------     --------      --------

Weighted average interest rate at March 31, 1998                                               7.43%
                                                                                              ------
                                                                                              ------

Weighted average interest rate at December 31, 1997                                            7.42%
                                                                                              ------
                                                                                              ------


Notes:
         (a) This note was issued at a discount. The discount is being amortized over the life of the loan using the effective interest method. At March 31, 1998 and December 31, 1997, the unamortized discount was $421 and $430, respectively.

         (b) This loan is cross collateralized by Green Tree Mall, Crossroads Mall, Oklahoma and The Centre at Salisbury.

         (c) On August 15, 1995, the Company issued $127,000 of collateralized floating rate notes (the "Notes"). The Notes bear interest at an average fixed rate of 7.20% and mature in July 2005.

                       THE MACERICH COMPANY (The Company)
             NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)


6.       Mortgage Notes Payable, Continued:

                  The Notes require the Company to deposit all cash flow from the property operations with a trustee to meet its obligations under the Notes. Cash in excess of the required amount, as defined, is released. Included in cash and cash equivalents is $750 of restricted cash deposited with the trustee at March 31, 1998 and at December 31, 1997.

              (d) This represents the monthly payment of principal and interest.

              (e) This amount represents the monthly payment of principal and interest. In addition, contingent interest, as defined in the loan agreement, may be due to the extent of 35% of the amount by which the property's gross receipts (as defined in the loan agreement) exceed a base amount specified therein. Contingent interest expense recognized by the Company was $0 for the period ended March 31, 1998 and $74 for the three months ended March 31, 1997.

              (f) This loan bears interest at LIBOR plus 0.45%. There is an interest rate protection agreement in place on the first $10,200 of this debt with a LIBOR ceiling of 5.88% through maturity with the remaining principal having an interest rate cap with a LIBOR ceiling at 7.07% through 1997 and 7.7% thereafter.

              (g) At December 31, 1997, this loan had an interest rate of LIBOR plus 1% which totaled 6.9%. In February 1998, this loan was converted into a fixed rate loan bearing interest at 6.622% maturing in 2008.

              (h) As of March 31, 1997, this loan had an interest rate of LIBOR plus 1.50%; however, on April 16, 1997, the Company converted this loan into a fixed rate 10 year loan bearing interest at 7.89% and maturing in October 2006.

              (i) Included in cash and cash equivalents is $3,031 and $3,030 at
                  March 31, 1998 and December 31, 1997, respectively, of cash restricted under the terms of this loan agreement.

         Certain mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

         Total interest expense capitalized for the three months ending March 31, 1998 and 1997 was $661 and $94, respectively.

         The market value of notes payable at March 31, 1998 and December 31, 1997 is estimated to be approximately $1,087,000 and $1,013,000, respectively, based on current interest rates for comparable loans.

7.       Bank Notes Payable:

         At December 31, 1997, the Company had $55,000 outstanding under its $60,000 unsecured credit facility, which bore interest at LIBOR plus 1.325%. On February 26, 1998, the Company increased this credit facility to $150,000 with a maturity of February 2000, currently bearing interest at LIBOR plus 1.35%. As of March 31, 1998, $133,000 was outstanding on this line of credit.

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

9.       Related-Party Transactions:

         The Company engaged The Management Companies to manage the operations of its properties and certain unconsolidated joint ventures. For the periods ending March 31, 1998 and 1997, management fees of $628 and $507, respectively, were paid to the Management Companies by the Company.

         Certain mortgage notes were held by outside partners of the individual Macerich Group partnerships. Interest expense in connection with these notes was $2,527 and $2,490 for the three months ended March 31, 1998 and 1997, respectively. Included in accrued interest expense is interest payable to these partners of $517 and $516 at March 31, 1998 and December 31, 1997, respectively.

10.      Commitments and Contingencies:

         Certain partnerships have entered into noncancellable operating ground leases. The leases expire at various times through 2070, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percent of base rent income, as defined. Ground rent expenses were $218 for the three months ended March 31, 1998 and $171 for the three months ended March 31, 1997. There were no contingent rents in either period.

         Perchloroethylene (PCE) has been detected in soil and groundwater in the vicinity of a dry cleaning establishment at North Valley Plaza, which was sold on December 18, 1997. The California Department of Toxic Substance Control (DTSC) advised the Company in 1995 that very low levels of Dichlorethylene (1,2,DCE), a degradation byproduct of PCE, have been detected in a water well located 1/4 mile west from the dry cleaners, and that the dry cleaning facility may have contributed to the introduction of 1,2 DCE into the water well. According to DTSC, the maximum contaminant level (MCL) for 1,2DCE which is permitted in drinking water is 6 parts per billion (ppb). The 1,2DCE which was detected in the water well at 1.2 ppb, is below the MCL. The Company has retained an environmental consultant and has initiated extensive testing of the site. Remediation began in October 1997. The joint venture that owned the property agreed (between itself and the buyer) that it would be responsible for continuing to pursue the investigation and remediation of impacted soil and groundwater resulting from releases of PCE from the shopping center's former dry cleaner. $39 and $4 has already been incurred by the Company for remediation, and professional and legal fees for the periods ending March 31, 1998 and 1997, respectively. An additional $522 and $561 is accrued as a liability by the Company as of March 31, 1998 and December 31, 1997, respectively. The Company has initiated cost recovery actions and intends to continue to look to responsible parties for recovery.

         Toluene, a petroleum constituent, was detected in one of three groundwater dewatering system holding tanks at Queens Center. Although the source of toluene has not been fully defined, the Company

                       THE MACERICH COMPANY (The Company)
             NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)


10.      Commitments and Contingencies, Continued:

         suspects the source to be either an adjacent automotive service station and/or a previous automotive service station, which operated on site prior to development of the mall. Toluene was detected at levels of 410 and 160 parts per billion (ppb) in samples taken from the tank in October 1995 and February 1996, respectively. Additional samples were taken in May and December of 1996, with results of .63 ppb and "non-detect" for the May sampling event and 16.2 ppb and 25.2 ppb for the December sampling event. The MCL for toluene in drinking water is 1000 ppb. Although the Company believes that no remediation will be required, it set up a $150 reserve in 1996 to cover professional fees and testing costs, which was reduced by costs incurred of $0 for the period ending March 31, 1998 and $3 for the period ending March 31, 1997. The Company intends to look to the responsible parties and insurers if remediation is required.

         The Company acquired Fresno Fashion Fair in December 1996. Asbestos has been detected in structural fireproofing throughout much of the Mall. Testing data conducted by professional environmental consulting firms indicates that the fireproofing is largely inaccessible to building occupants and is well adhered to the structural members. Additionally, airborne concentrations of asbestos were well within OSHA's permissible exposure limit (PEL) of .1 fcc. The accounting for this acquisition includes a reserve of $3.3 million to cover future removal of this asbestos, as necessary. The Company incurred $0 and $0 for the periods ending March 31, 1998 and 1997, respectively.

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

11.      Pro Forma Information:

         On February 27, 1998, the Company through a 50/50 joint venture, SDG Macerich Properties, L.P., acquired a portfolio of twelve regional malls. On a pro forma basis, reflecting this acquisition as if it had occurred on January 1, 1998 and 1997, the Company would have reflected net income - available to common stockholders of $7,072 and $7,269 for the periods ending March 31, 1998 and 1997, respectively. Net income - available to common shareholders on a basic and diluted per share basis would be $0.25 and $0.25, for the periods ended March 31, 1998 and 1997, respectively.

12.      Preferred Stock:

         The Company issued 3,627,131 shares of convertible preferred stock for proceeds totaling $100,000 in a private placement. The preferred stock can be converted on a one for one basis into common stock and will pay a dividend equal to the greater of $0.46 per share per quarter or the dividend than payable on a share of common stock.

13.      Subsequent Event:

         On May 5, 1998, a dividend\distribution of $0.46 per share was declared for common shareholders and OP unit holders of record on May 21, 1998. The dividend\distribution is payable on June 4, 1998. Also, a dividend of $0.179 per share of series A convertible preferred stock was declared and is payable on June 4, 1998.

         On April 24, 1998, the Company issued 808,989 of common shares and on April 28, 1998, an additional 967,255 of common shares were issued. The total proceeds of these transactions were approximately $46,600, leaving approximately $371,300 available on the shelf registration which was for an initial total of $500,000 of common stock or common stock warrants. The proceeds from these transactions were used to pay down the Company's line of credit.

                       THE MACERICH COMPANY (The Company)

                                    Item II

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based primarily on the consolidated balance sheet of the Macerich Company ("the Company") as of March 31, 1998, and also compares the activities for the three months ended March 31, 1998 to the activities for the three months ended March 31, 1997.

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

The following reflects the Company's acquisitions in 1997 and 1998:


                                                 Date Acquired             Location
                                                 -------------             --------
"1997 Acquisition Centers":
   South Towne Center.....................       March 27, 1997            Sandy, Utah
   Stonewood Mall.........................       August 6, 1997            Downey, California
   Manhattan Village Shopping Center......       August 19, 1997           Manhattan Beach, California
   The Citadel............................       December 19, 1997         Colorado Springs, Colorado
   Great Falls Marketplace................       December 31, 1997         Great Falls, Montana

"1998 Acquisition Centers":
   ERE/Yarmouth Portfolio.................       February 27, 1998         Eight states

The financial statements include the results of these centers for periods subsequent to their acquisition.

Manhattan Village Shopping Center and the ERE/Yarmouth portfolio ("Joint Venture Acquisitions") were acquired by unconsolidated joint ventures of the Company which are reflected using the equity method of accounting. The results of these acquisitions are reflected in the consolidated results of operations of the Company in equity in income of unconsolidated joint ventures and the Management Companies.

Many of the variations in the results of operations, discussed below, occurred due to the addition of these properties to the portfolio during 1998 and 1997. Many factors, such as the availability and cost of capital, overall debt to market capitalization level, interest rates and availability of potential acquisition targets that meet the Company's criteria, impact the Company's ability to acquire additional properties. Accordingly, management is uncertain as to whether during the balance of 1998, and in future years, there will be similar acquisitions and corresponding increases in revenues, equity in income of unconsolidated joint ventures and the management companies, net income and funds from operations that occurred as a result of the addition of the 1998 and 1997 Acquisition Centers. All other centers are referred to herein as the "Same Centers".

The bankruptcy and/or closure of retail stores, particularly Anchors, may reduce customer traffic and cash flow generated by a Center. During 1997, Montgomery Ward filed bankruptcy. The Company has 11 Montgomery Ward stores in its portfolio. Montgomery Ward has not yet disclosed whether

                       THE MACERICH COMPANY (The Company)

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


they will cease operating any of their stores in the Company's centers. The long-term closure of these or other stores could adversely affect the Company's performance.

In addition, the Company's success in the highly competitive real estate shopping center business depends upon many other factors, including general economic conditions, the ability of tenants to make rent payments, increases or decreases in operating expenses, occupancy levels, changes in demographics, competition from other centers and forms of retailing and the ability to renew leases or re-let space upon the expiration or termination of leases.


Results of Operations - Three Months Ended March 31, 1998 and 1997


Revenues

Minimum and percentage rents together increased by $8.3 million to $42.6 million for the three months ended March 31, 1998 compared to $34.3 million in the three months ended March 31, 1997. The 1997 Acquisition Centers contributed $7.3 million of the increase with approximately $1.0 million generated from the Same Centers.

Tenant recoveries for the first quarter of 1998 increased by $2.7 million compared to the first quarter of 1997. This was primarily due to the addition of the 1997 Acquisition Centers.

Other revenue decreased by $.2 million primarily due to nonrecurring fee income received in the first quarter of 1997.

Expenses

Shopping center expenses increased by $3.0 million for the three months ended March 31, 1998 compared to the same period in 1997. Approximately $2.6 million of the increase was due to the addition of the 1997 Acquisition Centers. The Same Centers had a net increase of $0.4 million, primarily from an increase in maintenance, repair, security and utility expenses.

General and administrative expenses increased to $1.0 million in 1998 compared to $0.8 million in the same period in 1997, primarily due to increased executive and director compensation expense.

Interest expense increased to $20.6 million at March 31, 1998 compared to $14.8 million at March 31, 1997. This increase of $5.8 million is partially attributable to the acquisition activity in 1997 and 1998, which was partially funded with secured debt and borrowings under the Company's line of credit. In addition, in June and July of 1997, the Company issued $161.4 million of convertible debentures which resulted in $2.9 million of the variance.

Depreciation and amortization increased to $11.7 million at March 31, 1998 compared to $9.5 million at March 31, 1997. This increase of $2.2 million relates primarily to the 1997 Acquisition Centers.

                       THE MACERICH COMPANY (The Company)

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Income From Unconsolidated Joint Ventures and The Management Companies

The income from unconsolidated joint ventures and the Management Companies increased to $1.4 million compared to $.4 million for the period ended March 31, 1997. This increase was primarily due to the Joint Venture Acquisitions.

Net Income

Net income for the period increased to $6.8 million compared to $6.7 million for the three months ended March 31, 1997. This increase was due to the factors discussed above.

Cash Flows From Operating Activities

As a result of the factors discussed above, cash flow from operations increased to $26.8 million in the first quarter of 1998 from $24.8 million during the first quarter of 1997. This increase is primarily due to increased net operating income from the properties.

Cash Flows From Investing Activities

Net cash flow used in investing activities increased to $268.0 million in the first quarter of 1998 from $60.7 million in the first quarter of 1997 due primarily to more cash being used for acquisitions in the first quarter of 1998 compared to 1997.

Cash Flows From Financing Activities

Cash flow from financing activities increased to $234.8 million in the first quarter of 1998 from $29.9 million for the first quarter of 1997 as a result of net proceeds received from issuing stock and debt in 1998.

Liquidity and Capital Resources

The Company intends to meet its short term liquidity needs through cash generated from operations and working capital reserves. The Company anticipates that revenues will continue to provide necessary funds for its operating expenses and debt service requirements, and to pay dividends to stockholders in accordance with REIT requirements. The Company anticipates that cash generated from operations, together with cash on hand, will be adequate to fund capital expenditures which will not be reimbursed by tenants, other than non-recurring capital expenditures. Capital for major expenditures or redevelopments has been, and is expected to continue to be, obtained from equity or debt financings.

The Company believes that it will have access to the capital necessary to expand its business in accordance with its strategies for growth and maximizing Funds from Operations. The Company presently intends to obtain additional capital necessary to expand its business through a combination of additional equity offerings and debt financings.

                       THE MACERICH COMPANY (The Company)

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


The Company's total outstanding loan indebtedness at March 31, 1998 was $1,471.3 billion (including its pro rata share of joint venture debt). This equated to a debt to Total Market Capitalization (defined as total debt of the Operating Partnership, including its pro rata share of joint venture debt, plus aggregate market value of outstanding shares of common and preferred stock, assuming full conversion of OP Units into stock) rate of 52.5% at March 31, 1998. The Company's debt consists primarily of fixed rate, conventional mortgages payable secured by individual properties. In connection with $65.1 million of the Company's floating rate indebtedness, the Company has entered into interest rate protection agreements that limit the Company's exposure to increases in interest rates.

The Company has filed a shelf registration statement, effective December 8, 1997, to sell securities. The shelf registration was for a total of $500 million of common stock or common stock warrants. On February 18, 1998, the Company issued 1,826,484 shares and on February 12, 1998, an additional 1,052,650 shares were issued. On April 24, 1998, the Company issued 808,989 shares and an additional 967,255 shares were issued on April 28, 1998. The total proceeds of these transactions were approximately $128.7 million, leaving approximately $371.3 million available on the shelf registration.

The Company has an unsecured line of credit which has been recently expanded up to $150 million. There was $55 million outstanding at December 31, 1997 and $133 million outstanding on March 31, 1998.

At March 31, 1998 and December 31, 1997, the Company had cash and cash equivalents of $18.7 million and $25.2 million, respectively.

Year 2000 Compliance

The Company has been advised by its independent software vendor that it has completed its evaluation, testing and modification of the property management and accounting software used by the Company and the necessary changes have been completed to achieve year 2000 compliance. The Company does not believe it will have any significant accounting or property management impact as a result of the year 2000.

Funds From Operations

The Company believes that the most significant measure of its performance is Funds from Operations ("FFO"). FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") to be: Net income (computed in accordance with GAAP), excluding gains or losses from debt restructuring and sales or write down of assets, plus depreciation and amortization (excluding depreciation on personal property and amortization of loan and financial instrument costs) and after adjustments for unconsolidated entities. Adjustments for unconsolidated entities will be calculated on the same basis. FFO does not represent cash flow from operations, as defined by generally accepted accounting principles, and is not necessarily indicative of cash available to fund all cash flow needs. The following reconciles net income - available to common stockholders to FFO:

                       THE MACERICH COMPANY (The Company)

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                                                                                 1998                      1997
                                                                       -----------------------   -----------------------
                                                                         Shares       Amount       Shares       Amount
                                                                       ----------   ----------   ----------   ----------
                                                                                     (amounts in thousands)
Net income - available to common stockholders                                       $  6,822                  $  6,751

Adjustments to reconcile net income to FFO
     Minority interest.............................................                    3,008                     3,168
     Depreciation and amortization on wholly owned properties......                   11,712                     9,474
     Pro rata share of unconsolidated entities' depreciation and
          amortization.............................................                    1,370                       553
     Extraordinary loss on early extinguishment of debt............                       90                         -
     Pro rata share of (gain) loss on sale or write-down
          from unconsolidated entities.............................                      369                        (1)
     Amortization of loan costs, including interest rate caps......                     (787)                     (365)
     Depreciation of personal property.............................                     (172)                     (109)
                                                                                    ----------                ----------
FFO - basic (1)                                                          39,241       22,412        37,904      19,471

To arrive at FFO - diluted:
     Impact of convertible preferred stock.........................       1,411          649             -           -
     Impact of stock options and restricted stock using
         the Treasury method.......................................         666          256           421          60
     Impact of convertible debentures..............................     (N/A - anti-dilutive)            -           -
                                                                       ----------   ----------   ----------   ----------
FFO - diluted (2)                                                        41,318      $23,317        38,325     $19,531
                                                                       ----------   ----------   ----------   ----------
                                                                       ----------   ----------   ----------   ----------

1) Calculated based upon basic net income as adjusted to reach basic FFO. Weighted average number of shares includes the weighted average shares of common stock outstanding for 1998 and 1997 assuming the conversion of OP units.

2) The computation of FFO - diluted and diluted average number of shares outstanding includes the effect of common stock options outstanding and restricted stock using the treasury method. Convertible debentures are antidilutive and are not included. On February 25, 1998, the Company sold $100 million of convertible preferred stock. The preferred stock can be converted on a 1 for 1 basis for common stock. These preferred shares are not assumed converted for purposes of net income per share as it would be antidilutive to that calculation. The preferred shares are assumed converted for purposes of FFO per share as they are dilutive to that calculation.

Included in minimum rents were rents attributable to the accounting practice of straight-lining of rents. The amount of straight-lining of rents that impacted minimum rents was $874 for the three months ended March 31, 1998 and $753 for the three months ended March 31, 1997.

                       THE MACERICH COMPANY (The Company)

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

New Accounting Pronouncements

In March, 1998, the FASB, through its Emerging Issues Task Force ("EITF"), concluded based on EITF 97-11 that all internal costs to source, analyze and close acquisitions should be expensed as incurred. The Company has historically capitalized these costs. The Company has adopted the FASB's interpretation effective March 19, 1998, and expects the impact to be an approximate $.06 per share reduction of net income - diluted and FFO - diluted per share in 1998.

                       THE MACERICH COMPANY (The Company)

                                    PART II

Other Information

Item 1   Legal Proceedings

                  None

Item 2   Changes in Securities

                  None

Item 3   Defaults Upon Senior Securities

                  None

Item 4   Submission of Matters to a Vote of Security Holders

                  None

Item 5   Other Information

                  None

Item 6   Exhibits and Reports on Form 8-K

          (a)  Exhibits

                  None

          (b)   Reports on Form 8-K

              A report on Form 8-K dated April 7, 1998, event date February 25, 1998, was filed with the Securities and Exchange Commission for the purpose of disclosing the issuance of $100 million of the Company's Series A Cumulative Convertible Redeemable Preferred Stock.

              A report on Form 8-K/A dated April 22, 1998, event date February 27, 1998, was filed with the Securities and Exchange Commission for the purpose of disclosing the acquisition of twelve regional malls by SDG Macerich Properties, L.P. from the Equitable Assurance Society of the United States.

                       THE MACERICH COMPANY (The Company)



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




Date:  May 15, 1998