Form 10-Q
period 1998-06-30
MACERICH CO
filed 1998-08-14
CIK 912242

                         SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

       FOR QUARTER ENDED JUNE 30, 1998           COMMISSION FILE NO. 1-12504

                                THE MACERICH COMPANY
------------------------------------------------------------------------------
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           MARYLAND                                               95-4448705
-----------------------------------------------------            ---------------
(STATE OR OTHER JURISDICTION OF  INCORPORATION                  (I.R.S. EMPLOYER
             OR ORGANIZATION)                             IDENTIFICATION NUMBER)


             401 WILSHIRE BOULEVARD, SUITE 700, SANTA MONICA, CA  90401
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

NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF AUGUST 14, 1998.

             COMMON STOCK, PAR VALUE $.01 PER SHARE:  32,468,963 SHARES
--------------------------------------------------------------------------------

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

                                     FORM 10-Q


                                       INDEX


                                                                          PAGE

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS OF THE COMPANY AS OF JUNE              1
         30, 1998 AND DECEMBER 31, 1997


         CONSOLIDATED STATEMENTS OF OPERATIONS OF THE COMPANY FOR
         THE PERIODS FROM JANUARY 1 THROUGH JUNE 30, 1998 AND               2
         1997

         CONSOLIDATED STATEMENTS OF OPERATIONS OF THE COMPANY FOR
         THE PERIODS FROM APRIL 1 THROUGH JUNE 30, 1998 AND 1997            3


         CONSOLIDATED STATEMENTS OF CASH FLOWS OF THE COMPANY FOR
         THE PERIODS FROM JANUARY 1 THROUGH JUNE 30, 1998 AND               4
         1997


         NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS     5 TO 18


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                         19 TO 26

PART II: OTHER INFORMATION                                           27 TO 28

                         THE MACERICH COMPANY (THE COMPANY)

                            CONSOLIDATED BALANCE SHEETS
                               (DOLLARS IN THOUSANDS)


                                                                                  JUNE 30,   DECEMBER 31,
                                                                                    1998        1997
                                                                                ----------   ------------
                              ASSETS:

Property, net                                                                   $1,522,107     $1,407,179
Cash and cash equivalents                                                           96,366         25,154
Tenant receivables, net, including accrued overage rents of
     $1,983 in 1998 and $4,330 in 1997                                              23,967         23,696
Due from affiliates                                                                  --             3,105
Deferred charges and other assets, net                                              35,039         37,899
Investment in joint ventures and the Management Companies                          279,903          7,969
                                                                                ----------   ------------
               Total assets                                                     $1,957,382     $1,505,002
                                                                                ----------   ------------
                                                                                ----------   ------------


                  LIABILITIES AND STOCKHOLDERS' EQUITY:

Mortgage notes payable:
     Related parties                                                            $  134,968     $  135,313
     Others                                                                        799,423        771,246
                                                                                ----------   ------------
     Total                                                                         934,391        906,559
Bank notes payable                                                                  93,000         55,000
Convertible debentures                                                             161,400        161,400
Accounts payable                                                                     2,215          5,185
Accrued interest expense                                                             5,156          4,878
Accrued real estate taxes and ground rent expense                                    6,657          7,272
Due to affiliates                                                                    1,329         15,109
Deferred acquisition liability                                                       5,000          5,000
Preferred stock dividend payable                                                     2,057          --
Other accrued liabilities                                                           28,238         27,841
                                                                                ----------   ------------
               Total liabilities                                                 1,239,443      1,188,244
                                                                                ----------   ------------
Minority interest in Operating Partnership                                         161,680        100,463
                                                                                ----------   ------------

Commitments and contingencies (Note 10)

Stockholders' equity:
      Series A cumulative convertible redeemable preferred stock, $.01 par value, 3,627,100 and 0 shares issued and outstanding
              at June 30, 1998 and December 31, 1997, respectively                 100,000          --
      Series B cumulative convertible redeemable preferred stock, $.01 par value, 5,487,471 and 0 shares issued and outstanding at
               June 30, 1998 and December 31, 1997, respectively                   150,000          --
      Common stock, $.01 par value, 100,000,000 shares
              authorized, 32,461,300 and 26,004,800 shares issued and
              outstanding at June 30, 1998 and December 31, 1997, respectively         325            260
     Additional paid in capital                                                    311,140        219,121
     Accumulated earnings                                                            --             --
     Unamortized restricted stock                                                   (5,206)        (3,086)
                                                                                ----------   ------------
              Total stockholders' equity                                           556,259        216,295
                                                                                ----------   ------------
              Total liabilities and stockholders' equity                        $1,957,382     $1,505,002
                                                                                ----------   ------------
                                                                                ----------   ------------

    The accompanying notes are an integral part of these financial statements.

                         THE MACERICH COMPANY (THE COMPANY)


                       CONSOLIDATED STATEMENTS OF OPERATIONS
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                  JANUARY 1 to JUNE 30,
                                                                               --------------------------
                                                                                    1998           1997
                                                                               -----------    -----------

REVENUES:
     Minimum rents                                                                 $79,629        $65,554
     Percentage rents                                                                4,250          4,157
     Tenant recoveries                                                              36,822         30,913
     Other                                                                           1,881          2,029
                                                                               -----------    -----------
         Total Revenues                                                            122,582        102,653
                                                                               -----------    -----------

OPERATING COSTS:
     Shopping center expenses                                                       38,001         31,934
     General and administrative expense                                              2,177          1,189
     Interest expense:
         Related parties                                                             5,083          5,110
         Others                                                                     36,129         26,053
     Depreciation and amortization                                                  23,607         19,681
                                                                               -----------    -----------
          Total Expenses                                                           104,997         83,967
                                                                               -----------    -----------
Equity in income of unconsolidated
     joint ventures and the management companies                                     5,582          1,073
Gain on sale of assets                                                                   9           --
                                                                               -----------    -----------
Income before extraordinary item and minority interest                              23,176         19,759
Less extraordinary loss on early extinguishment of debt                                 90            512
Less minority interest in net income
     of the Operating Partnership                                                    6,190          6,323
                                                                               -----------    -----------
Net income                                                                          16,896         12,924
Less preferred dividends                                                             2,706           --
                                                                               -----------    -----------
Net income -- available to common stockholders                                     $14,190        $12,924
                                                                               -----------    -----------
                                                                               -----------    -----------
Earnings per common share -- basic:

     Income before extraordinary item                                                $0.49          $0.52
     Extraordinary item                                                               0.00          (0.02)
                                                                               -----------    -----------
Net income -- available to common stockholders                                       $0.49          $0.50
                                                                               -----------    -----------
                                                                               -----------    -----------
Weighted average number of common shares
     outstanding -- basic                                                       28,975,000     25,921,000
                                                                               -----------    -----------
                                                                               -----------    -----------
Weighted average number of common shares
     outstanding -- basic, assuming full conversion of
     operating units outstanding                                                41,063,000     38,008,000
                                                                               -----------    -----------
                                                                               -----------    -----------
Earnings per common share -- diluted:
     Income before extraordinary item                                                $0.49          $0.51
     Extraordinary item                                                               0.00          (0.01)
                                                                               -----------    -----------
     Net income -- available to common stockholders                                  $0.49          $0.50
                                                                               -----------    -----------
                                                                               -----------    -----------
Weighted average number of common shares
     outstanding -- diluted for EPS                                             41,682,000     38,429,000
                                                                               -----------    -----------
                                                                               -----------    -----------

    The accompanying notes are an integral part of these financial statements.

                         THE MACERICH COMPANY (THE COMPANY)
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               THREE MONTHS ENDED JUNE 30,
                                                                               ---------------------------
                                                                                      1998           1997
                                                                               ------------   ------------
REVENUES:
     Minimum rents                                                             $    40,213    $    33,500
     Percentage rents                                                                1,080          1,950
     Tenant recoveries                                                              19,181         15,995
     Other                                                                             933            905
                                                                               ------------   ------------
         Total Revenues                                                             61,407         52,350
                                                                               ------------   ------------

OPERATING COSTS:
     Shopping center expenses                                                       19,279         16,173
     General and administrative expense                                              1,153            440
     Interest expense:
         Related parties                                                             2,556          2,620
         Others                                                                     18,080         13,777
     Depreciation and amortization                                                  11,894         10,207
                                                                               ------------   ------------
          Total Expenses                                                            52,962         43,217
                                                                               ------------   ------------

Equity in income of unconsolidated
     joint ventures and the management companies                                     4,152            706
Gain on sale of assets                                                                   9         --
                                                                               ------------   ------------
Income before extraordinary item and minority interest                              12,606          9,839
Less extraordinary loss on early extinguishment of debt                             --                512
Less minority interest in net income
     of the Operating Partnership                                                    3,182          3,155
                                                                               ------------   ------------
Net income                                                                           9,424          6,172
Less preferred dividends                                                             2,057         --
                                                                               ------------   ------------
Net income -- available to common stockholders                                 $     7,367    $     6,172
                                                                               ------------   ------------
                                                                               ------------   ------------

Earnings per common share -- basic:

     Income before extraordinary item                                                $0.24          $0.26
     Extraordinary item                                                               0.00          (0.02)
                                                                               ------------   ------------
Net income -- available to common stockholders                                       $0.24          $0.24
                                                                               ------------   ------------
                                                                               ------------   ------------

Weighted average number of common shares
     outstanding -- basic                                                       30,765,000     25,953,000
                                                                               ------------   ------------
                                                                               ------------   ------------

Weighted average number of common shares
     outstanding -- basic, assuming full conversion of
     operating units outstanding                                                42,853,000     38,059,000
                                                                               ------------   ------------
                                                                               ------------   ------------

Earnings per common share -- diluted:

     Income before extraordinary item                                                $0.24          $0.25
     Extraordinary item                                                               0.00          (0.01)
                                                                               ------------   ------------

     Net income -- available to common stockholders                                  $0.24          $0.24
                                                                               ------------   ------------
                                                                               ------------   ------------

Weighted average number of common shares
     outstanding -- diluted for EPS                                             43,425,000     38,480,000
                                                                               ------------   ------------
                                                                               ------------   ------------

     The accompanying notes are an integral part of these financial statements.

                         THE MACERICH COMPANY (THE COMPANY)
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (DOLLARS IN THOUSANDS)

                                                                                  JANUARY 1 TO JUNE 30,
                                                                                 -------------------------
                                                                                      1998           1997
                                                                                 ----------     ----------
Cash flows from operating activities:
     Net income -- available to common stockholders                              $  14,190      $  12,924
     Preferred dividends                                                             2,706          --
                                                                                 ----------     ----------
     Net income                                                                     16,896         12,924
                                                                                 ----------     ----------

     Adjustments to reconcile net income to
       net cash provided by operating activities:
     Extraordinary loss on early extinguishment of debt                                 90            512
     Gain on sale of assets                                                             (9)         --
     Depreciation and amortization                                                  23,607         19,681
     Amortization of net discount (premium) on trust deed note payable                 (34)            17
     Minority interest in the net income of the Operating Partnership                6,190          6,323
     Changes in assets and liabilities:
          Tenant receivables, net                                                     (271)         5,281
          Other assets                                                               5,611            231
          Accounts payable and accrued expenses                                     (3,307)        (5,765)
          Preferred stock dividend payable                                           2,057          --
          Other liabilities                                                            397         (1,326)
                                                                                 ----------     ----------
                   Total adjustments                                                34,331         24,954
                                                                                 ----------     ----------
     Net cash provided by operating activities                                      51,227         37,878
                                                                                 ----------     ----------

Cash flows from investing activities:
     Acquisitions of property and improvements                                     (88,840)       (55,458)
     Renovations and expansions of centers                                         (14,103)        (5,366)
     Additions to tenant improvements                                               (1,947)        (1,467)
     Deferred charges                                                               (6,359)        (7,338)
     Equity in income of unconsolidated joint ventures
          and the management companies                                              (5,582)        (1,073)
     Distributions from joint ventures                                               2,586          2,156
     Contributions to joint ventures                                              (268,938)         --
     Loan repayments to affiliates, net                                            (10,675)          (696)
                                                                                 ----------     ----------
     Net cash used in investing activities                                        (393,858)       (69,242)
                                                                                 ----------     ----------

Cash flows from financing activities:
     Proceeds from mortgages and notes payable                                     249,000        206,000
     Payments on mortgages and notes payable                                      (213,251)      (149,607)
     Net proceeds from equity offerings                                            417,022          --
     Dividends and distributions to partners                                       (36,222)       (32,289)
     Dividends to preferred shareholders                                            (2,706)         --
                                                                                 ----------     ----------
     Net cash provided by financing activities                                     413,843         24,104
                                                                                 ----------     ----------

     Net increase (decrease) in cash                                                71,212         (7,260)

Cash and cash equivalents, beginning of period                                      25,154         15,643
                                                                                 ----------     ----------
Cash and cash equivalents, end of period                                         $  96,366      $   8,383
                                                                                 ----------     ----------
                                                                                 ----------     ----------

Supplemental cash flow information:
     Cash payment for interest, net of amounts capitalized                       $  40,969      $  31,077
                                                                                 ----------     ----------
                                                                                 ----------     ----------

Non cash transactions:
     Acquisition of property by assumption of debt                               $  30,116      $  46,202
                                                                                 ----------     ----------
                                                                                 ----------     ----------

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

     In March, 1998, the FASB, through its Emerging Issues Task Force ("EITF"), concluded based on EITF 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions", that all internal costs to source, analyze and close acquisitions should be expensed as incurred. The Company has historically capitalized these costs, in accordance with GAAP. The Company has adopted the FASB's interpretation effective March 19, 1998, and expects the impact to be an approximate $0.06 per share reduction of net income per share in 1998.

     In May, 1998, the FASB, through the EITF, modified the timing on recognition of revenue for percentage rent received from tenants in EITF 98-9, "Accounting for Contingent Rent in Interim Financial Periods". The Company applied this accounting change as of April 1, 1998. Although the Company believes this accounting change will have no material impact on the annual percentage rent recognized, the accounting change had the effect of deferring $1,792 of percentage rent that would have been recognized for the three months ended June 30, 1998 using the previous GAAP accounting method for percentage rent recognition. As a result of this accounting change, the Company expects a portion of percentage rent that previously would be recognized in the second and third quarters to be recognized in the fourth quarter.

     EARNINGS PER SHARE ("EPS")

     The computation of basic earnings per share is based on net income and the weighted average number of common shares outstanding for the three and six months ending June 30, 1998 and 1997. The diluted earnings per share give effect to the outstanding restricted stock and common stock options calculated using the treasury stock method. The convertible debentures and convertible preferred stock would be anti-dilutive to the calculation of diluted EPS and therefore are not included. The OP units not held by the Company have been included in the diluted EPS calculation since they are convertible on a one-for-one basis. The following table reconciles the basic and diluted earnings per share calculations:

                      THE MACERICH COMPANY (THE COMPANY)
           NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                           (DOLLARS IN THOUSANDS)

                                                                               FOR THE THREE MONTHS ENDED JUNE 30,
                                                       ----------------------------------------------------------------------------
                                                                      1998                                       1997
                                                       -----------------------------------        ---------------------------------
                                                           NET                                        NET                       PER
                                                        INCOME       SHARES      PER SHARE         INCOME         SHARES      SHARE
                                                       -------       ------      ---------        -------        -------     ------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net income                                              $9,424                                     $6,172
Less:  Preferred stock dividends                         2,057                                       --
                                                       -------                                     ------

Basic EPS:
Net income -- available to common stockholders           7,367       30,765          $0.24          6,172         25,953     $0.24

Diluted EPS:
Effect of dilutive securities:
     Conversion of OP units                              3,182       12,088                         3,155         12,107
     Employee stock options and restricted stock          --            572                            41            421
     Convertible preferred stock                                n/a -- antidilutive for EPS          --             --         --
     Convertible debentures                                     n/a -- antidilutive                      n/a -- antidilutive
                                                       -------       ------      ---------        -------        -------     ------
Net income -- available to common stockholders         $10,549       43,425          $0.24         $9,368         38,481     $0.24
                                                       -------       ------      ---------        -------        -------     ------
                                                       -------       ------      ---------        -------        -------     ------


                                                                               FOR THE SIX MONTHS ENDED JUNE 30,
                                                       ----------------------------------------------------------------------------
                                                                      1998                                       1997
                                                       -----------------------------------        ---------------------------------
                                                           NET                                        NET                       PER
                                                        INCOME       SHARES      PER SHARE         INCOME         SHARES      SHARE
                                                       -------       ------      ---------        -------        -------     ------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net income                                             $16,896                                    $12,924
Less:  Preferred stock dividends                         2,706                                       --
                                                       -------                                    -------

Basic EPS:
Net income -- available to common stockholders          14,190       28,975          $0.49         12,924         25,921     $0.50

Diluted EPS:
Effect of dilutive securities:
     Conversion of OP units                              6,190       12,088                         6,323         12,087
     Employee stock options and restricted stock           177          619                            82            421
     Convertible preferred stock                              n/a -- antidilutive for EPS            --             --         --
     Convertible debentures                                   n/a -- antidilutive                          n/a -- antidilutive
                                                       -------       ------      ---------        -------        -------     ------
Net income -- available to common stockholders         $20,557       41,682          $0.49        $19,329         38,429     $0.50
                                                       -------       ------      ---------        -------        -------     ------
                                                       -------       ------      ---------        -------        -------     ------

                      THE MACERICH COMPANY (THE COMPANY)
           NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                           (DOLLARS IN THOUSANDS)

2.   ORGANIZATION:

     The Macerich Company (the "Company") was incorporated under the General Corporation Law of Maryland on September 9, 1993 and commenced operations effective with the completion of its initial public offering ("IPO") on March 16, 1994. The Company was formed to continue the business of the Macerich Group, which since 1972 has focused on the acquisition, ownership, redevelopment, management and leasing of regional shopping centers located throughout the United States. In 1994, the Company became the sole general partner of The Macerich Partnership L.P., (the "Operating Partnership"). The Operating Partnership owns or has an ownership interest in forty-one regional shopping centers and five community shopping centers, including a portfolio of twelve regional malls that was acquired on February 27, 1998. Collectively these properties and interests are referred to as the "Centers". The Company conducts all of its operations through the Operating Partnership and other wholly owned subsidiaries, and the Company's three Management Companies, Macerich Property Management Company, Macerich Management Company, and Macerich Manhattan Management Company, collectively referred to as "the Management Companies".

     The Company is a real estate investment trust under the Internal Revenue Code of 1986, as amended and owned approximately 77% of The Operating Partnership as of June 30, 1998. The limited partnership interest not owned by the Company is reflected in these financial statements as Minority Interest.

3.   INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES AND THE MANAGEMENT COMPANIES:

     The following are the Company's investments in various real estate joint ventures which own retail shopping centers. The Operating Partnership's interest in each joint venture as of June 30, 1998 is as follows:


                                                   THE OPERATING PARTNERSHIP'S
     JOINT VENTURE                                       OWNERSHIP %
     -------------                                 ---------------------------

     Macerich Northwestern Associates                              50%
     Panorama City Associates                                      50%
     SDG Macerich Properties, L.P.                                 50%
     Village at Corte Madera                                       40%
     West Acres Development                                        19%
     Manhattan Village, LLC                                        10%

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

                      THE MACERICH COMPANY (THE COMPANY)
           NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                           (DOLLARS IN THOUSANDS)

3. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES AND THE MANAGEMENT COMPANIES -- CONTINUED:

     On February 27, 1998, the Company, through a 50/50 joint venture, SDG Macerich Properties, L.P., acquired a portfolio of twelve regional malls. The total purchase price was $974,500 including the assumption of $485,000 in debt. The Company funded its 50% of the remaining purchase price by issuing 3,627,131 shares of Series A convertible preferred stock for gross proceeds totaling $100,000 in a private placement. The Company also issued 2,879,134 shares of common stock ($79,600 of total proceeds) under the Company's shelf registration statement. The balance of the purchase price was funded from the Company's line of credit. Each of the joint venture partners have assumed leasing and management responsibilities for six of the regional malls.

     On June 16, 1998, 40% of the Village at Corte Madera's partnership interest was acquired by the Company. On July 24, 1998, the remaining 60% of the partnership interests were acquired. The total purchase price was approximately $120,000 which included the assumption of $40,000 of debt. For periods after July 24, 1998, this investment will be accounted for as a consolidated subsidiary.

     The results of these joint ventures are included for the period subsequent to their respective dates of acquisition.

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


           COMBINED AND CONDENSED BALANCE SHEETS OF JOINT VENTURES
                         AND THE MANAGEMENT COMPANIES

                                                         JUNE 30, DECEMBER 31,
                                                             1998         1997
                                                       ---------- ------------
   Assets:
     Properties, net                                   $1,195,318     $153,856
     Other assets                                          34,141       10,013
                                                       ---------- ------------
     Total assets                                      $1,229,459     $163,869
                                                       ---------- ------------
                                                       ---------- ------------


   Liabilities and partners' capital:
     Mortgage notes payable                              $604,498      $84,342
     Other liabilities                                     40,428        6,563
     The Company's capital                                279,903        7,969
     Outside partners' capital                            304,630       64,995
                                                       ---------- ------------
     Total liabilities and partners' capital           $1,229,459     $163,869
                                                       ---------- ------------
                                                       ---------- ------------

                                     - 8 -

                      THE MACERICH COMPANY (THE COMPANY)
           NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                           (DOLLARS IN THOUSANDS)

3. INVESTMENTS IN UNSOLICITED JOINT VENTURES AND MANAGEMENT COMPANIES --
   CONTINUED

             COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES
                        AND THE MANAGEMENT COMPANIES


                                                                             THREE MONTHS ENDED JUNE 30, 1998
                                                     ------------------------------------------------------------------------------
                                                           SDG                    OTHER
                                                        MACERICH                  JOINT               MGMT
                                                     PROPERTIES, L.P.           VENTURES            COMPANIES               TOTAL
                                                     ---------------           ----------           ----------            ---------
Revenues                                                  $31,810               $ 9,411               $ 1,795              $43,016
                                                          -------               -------               -------              -------
Expenses:
     Shopping center expenses                              11,706                 3,142                  --                 14,848
     Interest                                               7,576                 1,597                  (112)               9,061
     Management company expense                              --                    --                   2,446                2,446
     Depreciation and amortization                          5,109                 1,009                   164                6,282
                                                          -------               -------               -------              -------
     Total operating expenses                              24,391                 5,748                 2,498               32,637
                                                          -------               -------               -------              -------
Gain on sale or write-down of assets                         --                     127                   191                  318
                                                          -------                ------               -------              -------

     Net income (loss)                                    $ 7,419               $ 3,790               $  (512)             $10,697
                                                          -------               -------               -------              -------
                                                          -------               -------               -------              -------

                                                                             THREE MONTHS ENDED JUNE 30, 1997
                                                     ------------------------------------------------------------------------------
                                                           SDG                    OTHER
                                                        MACERICH                  JOINT               MGMT
                                                     PROPERTIES, L.P.           VENTURES            COMPANIES               TOTAL
                                                     ---------------           ----------           ----------            ---------
Revenues                                                     --                 $ 6,781               $ 1,021              $ 7,802
                                                          -------               -------               -------              -------
Expenses:
     Shopping center expenses                                --                   2,449                  --                  2,449
     Interest                                                --                   1,600                   (27)               1,573
     Management company expense                              --                    --                     882                  882
     Depreciation and amortization                           --                   1,029                    96                1,125
                                                          -------               -------               -------              -------
     Total operating expenses                                --                   5,078                   951                6,029
                                                          -------               -------               -------              -------
Gain on sale or write-down of assets                         --                     340                  --                    340
                                                          -------               -------               -------              -------
     Net income                                              --                 $ 2,043               $    70              $ 2,113
                                                          -------               -------               -------              -------
                                                          -------               -------               -------              -------


                      THE MACERICH COMPANY (THE COMPANY)
           NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                           (DOLLARS IN THOUSANDS)

3. INVESTMENTS IN UNSOLICITED JOINT VENTURES AND MANAGEMENT COMPANIES --
   CONTINUED:

             COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES
                        AND THE MANAGEMENT COMPANIES

                                                                             SIX MONTHS ENDED JUNE 30, 1998
                                                     ------------------------------------------------------------------------------
                                                           SDG                    OTHER
                                                        MACERICH                  JOINT               MGMT
                                                     PROPERTIES, L.P.           VENTURES            COMPANIES               TOTAL
                                                     ---------------           ----------           ----------            ---------

Revenues                                                  $41,753               $18,905              $ 3,118               $ 63,776
                                                          -------               -------              -------               --------
Expenses:
     Shopping center expenses                              14,563                 6,426                 --                   20,989
     Interest                                              10,323                 3,163                 (191)                13,295
     Management company expense                              --                    --                  4,114                  4,114
     Depreciation and amortization                          6,866                 2,057                  312                  9,235
                                                          -------               -------              -------               --------
     Total operating expenses                              31,752                11,646                4,235                 47,633
                                                          -------               -------              -------               --------
Gain (loss) on sale or write-down of assets                  --                     126                 (197)                   (71)
                                                          -------               -------              -------               --------
     Net income (loss)                                    $10,001               $ 7,385              $(1,314)               $16,072
                                                          -------               -------              -------               --------
                                                          -------               -------              -------               --------

                                                                             SIX MONTHS ENDED JUNE 30, 1997
                                                     ------------------------------------------------------------------------------
                                                           SDG                    OTHER
                                                        MACERICH                  JOINT               MGMT
                                                     PROPERTIES, L.P.           VENTURES            COMPANIES               TOTAL
                                                     ---------------           ----------           ----------            ---------
Revenues                                                     --                 $13,822               $1,848                $15,670
                                                          -------               -------              -------               --------
Expenses:
     Shopping center expenses                                --                   5,053                 --                    5,053
     Interest                                                --                   3,182                  (47)                 3,135
     Management company expense                              --                    --                  1,904                  1,904
     Depreciation and amortization                           --                   2,065                  180                  2,245
                                                          -------               -------              -------               --------
     Total operating expenses                                --                  10,300                2,037                 12,337
                                                          -------               -------              -------               --------
Gain on sale or write-down of assets                         --                     347                 --                      347
                                                          -------               -------              -------               --------
     Net income (loss)                                       --                 $ 3,869              $  (189)              $  3,680
                                                          -------               -------              -------               --------
                                                          -------               -------              -------               --------

          Significant accounting policies used by the unconsolidated joint ventures and the Management Companies are similar to those used by the Company.

          Included in mortgage notes payable are amounts due to related parties of $43,500 at June 30, 1998 and December 31, 1997. Interest expense incurred on these borrowings amounted to $749 and $750 for the three months ended June 30, 1998 and 1997, respectively, and $1,483 and $1,483 for the six months ended June 30, 1998 and 1997, respectively.

                      THE MACERICH COMPANY (THE COMPANY)
           NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                           (DOLLARS IN THOUSANDS)

3. INVESTMENTS IN UNSOLICITED JOINT VENTURES AND MANAGEMENT COMPANIES --
   CONTINUED:

           PRO RATA SHARE OF COMBINED AND CONDENSED STATEMENTS OF
            OPERATIONS OF JOINT VENTURES AND MANAGEMENT COMPANIES

The following tables set forth the Operating Partnership's beneficial interest in the joint ventures:


                                                                             THREE MONTHS ENDED JUNE 30, 1998
                                                     ------------------------------------------------------------------------------
                                                           SDG                    OTHER
                                                        MACERICH                  JOINT               MGMT
                                                     PROPERTIES, L.P.           VENTURES            COMPANIES               TOTAL
                                                     ---------------           ----------           ----------            ---------
Revenues                                                  $15,904               $ 2,752              $ 1,705               $ 20,361
                                                          -------               -------              -------               --------
Expenses:
     Shopping center expenses                               5,853                   959                 --                    6,812
     Interest                                               3,788                   535                 (103)                 4,220
     Management company expense                              --                    --                  2,325                  2,325
     Depreciation and amortization                          2,555                   347                  155                  3,057
                                                          -------               -------              -------               --------
     Total operating expenses                              12,196                 1,841                2,377                 16,414
                                                          -------               -------              -------               --------
Gain on sale or write-down of assets                         --                      24                  181                    205
                                                          -------               -------              -------               --------
     Net income (loss)                                    $ 3,708               $   935              $  (491)              $  4,152
                                                          -------               -------              -------               --------
                                                          -------               -------              -------               --------



                                                                             THREE MONTHS ENDED JUNE 30, 1997
                                                     ------------------------------------------------------------------------------
                                                           SDG                    OTHER
                                                        MACERICH                  JOINT               MGMT
                                                     PROPERTIES, L.P.           VENTURES            COMPANIES               TOTAL
                                                     ---------------           ----------           ----------            ---------

Revenues                                                     --                 $ 2,506              $   972               $ 3,478
                                                          -------               -------              -------               --------
Expenses:
     Shopping center expenses                                --                     926                 --                      926
     Interest                                                --                     537                  (25)                   512
     Management company expense                              --                    --                    838                    838
     Depreciation and amortization                           --                     469                   91                    560
                                                          -------               -------              -------               --------
     Total operating expenses                                --                   1,932                  904                  2,836
                                                          -------               -------              -------               --------
Gain (loss) on sale or write-down of assets                  --                      67                   (3)                    64
                                                          -------               -------              -------               --------
     Net income                                              --                 $   641              $    65               $    706
                                                          -------               -------              -------               --------
                                                          -------               -------              -------               --------

                      THE MACERICH COMPANY (THE COMPANY)
           NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                           (DOLLARS IN THOUSANDS)

3. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES AND THE MANAGEMENT COMPANIES -- CONTINUED:

              PRO RATA SHARE OF COMBINED AND CONDENSED STATEMENTS OF
             OPERATIONS OF JOINT VENTURES AND THE MANAGEMENT COMPANIES

                                                                SIX MONTHS ENDED JUNE 30, 1998
                                               -----------------------------------------------------------
                                                     SDG
                                                   MACERICH            OTHER           MGMT
                                               PROPERTIES, L.P.    JOINT VENTURES    COMPANIES     TOTAL
                                               -----------------   ---------------   ---------     --------
Revenues                                                $20,876            $5,544      $2,962      $29,382
                                               -----------------   ---------------   ---------     --------
Expenses:
     Shopping center expenses                             7,281             1,977        --          9,258
     Interest                                             5,162             1,060        (181)       6,041
     Management company expense                            --                 --        3,910        3,910
     Depreciation and amortization                        3,433               699         295        4,427
                                               -----------------   ---------------   ---------     --------
     Total operating expenses                            15,876             3,736       4,024       23,636
                                               -----------------   ---------------   ---------     --------

Gain (loss) on sale or write-down of assets                --                  24        (188)        (164)
                                               -----------------   ---------------   ---------     --------

     Net income (loss)                                   $5,000            $1,832     ($1,250)     $ 5,582
                                               -----------------   ---------------   ---------     --------
                                               -----------------   ---------------   ---------     --------

                                                                SIX MONTHS ENDED JUNE 30, 1997
                                               -----------------------------------------------------------
                                                     SDG
                                                   MACERICH            OTHER           MGMT
                                               PROPERTIES, L.P.    JOINT VENTURES    COMPANIES     TOTAL
                                               -----------------   ---------------   ---------     --------

Revenues                                                --                 $5,130      $1,756      $6,886
                                               -----------------   ---------------   ---------     --------

Expenses:
     Shopping center expenses                           --                  1,937        --         1,937
     Interest                                           --                  1,064         (44)      1,020
     Management company expense                         --                    --        1,809       1,809
     Depreciation and amortization                      --                    941         172       1,113
                                               -----------------   ---------------   ---------     --------
     Total operating expenses                           --                  3,942       1,937       5,879
                                               -----------------   ---------------   ---------     --------

Gain on sale or write-down of assets                    --                     66        --            66
                                               -----------------   ---------------   ---------     --------

Net income (loss)                                       --                 $1,254       ($181)     $1,073
                                               -----------------   ---------------   ---------     --------
                                               -----------------   ---------------   ---------     --------

                      THE MACERICH COMPANY (THE COMPANY)
           NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                           (DOLLARS IN THOUSANDS)

4.   PROPERTY:

     Property is comprised of the following at:

                                                           1998         1997
                                                       -----------   ------------
     Land                                              $  336,152     $  313,050
     Building Improvements                              1,330,120      1,235,459
     Tenant Improvements                                   40,786         38,097
     Equipment & Furnishings                                8,072          7,576
     Construction in Progress                              27,306         13,247
                                                       -----------   ------------
                                                        1,742,436      1,607,429

     Less, accumulated depreciation                      (220,329)      (200,250)
                                                       -----------   ------------

                                                       $1,522,107     $1,407,179
                                                       -----------   ------------
                                                       -----------   ------------

5.   DEFERRED CHARGES AND OTHER ASSETS:

     Deferred charges and other assets, including deferred leasing and financing costs are:

                                                         JUNE 30,    DECEMBER 31,
                                                           1998          1997
                                                         ---------   ------------
     Leasing                                             $ 28,770       $ 28,101
     Financing                                             17,136         14,396
                                                         ---------   ------------
                                                           45,906         42,497
     Less, accumulated amortization                       (18,787)       (18,127)
                                                         ---------   ------------
                                                           27,119         24,370
     Other assets                                           7,920         13,529
                                                         ---------   ------------
                                                         $ 35,039       $ 37,899
                                                         ---------   ------------
                                                         ---------   ------------

                      THE MACERICH COMPANY (THE COMPANY)
           NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)

6.   MORTGAGE NOTES PAYABLE:

     Mortgage notes payable at June 30, 1998 and December 31, 1997 consist of the following:


                                                    CARRYING AMOUNT OF NOTES
                                            -------------------------------------
                                                    1998                1997
                                            -----------------   -----------------
PROPERTY PLEDGED                                      RELATED             RELATED  INTEREST        PAYMENT       MATURITY
   AS COLLATERAL                              OTHER     PARTY     OTHER     PARTY      RATE          TERMS         DATE
----------------                           --------  --------  --------  --------  --------        -------       --------

Capitola Mall                                  --    $ 37,509      --    $ 37,675     9.25%          316(d)          2001
Chesterfield Towne Center                  $ 65,393      --    $ 65,708      --       9.10%          548(e)          2024
Chesterfield Towne Center                     3,314      --       3,359      --       8.54%           28(d)          1999
Citadel                                      75,142      --      75,600      --       7.20%          544(d)          2008
Crossroads Mall(a)                             --      35,459      --      35,638     7.08%          244(d)          2010
Fresno Fashion Fair(j)                       38,000      --      38,000      --       8.40%  interest only           2001
Greeley Mall                                 17,443      --      17,815      --       8.50%          187(d)          2003
Green Tree Mall/Crossroads -- OK
     Centre at Salisbury(b)                 117,714      --     117,714      --       7.23%  interest only           2004
Holiday Village Mall                           --      17,000      --      17,000     6.75%  interest only           2001
Lakewood Mall(c)                            127,000      --     127,000      --       7.20%  interest only           2005
Northgate Mall                                 --      25,000      --      25,000     6.75%  interest only           2001
Parklane Mall                                  --      20,000      --      20,000     6.75%  interest only           2001
Queens Center                                65,100      --      65,100      --          (f) interest only           1999
Rimrock Mall                                 31,264      --      31,517      --       7.70%          244(d)          2003
South Plains Mall                            30,066      --        --        --    6.3%  (i)         348(d)          2008
South Towne Center                           65,000      --      65,000      --    6.62% (g) interest only           2008
Valley View Center                           51,000      --      51,000      --        7.89% interest only           2006
Villa Marina Marketplace                     58,000      --      58,000      --        7.23% interest only           2006
Vintage Faire Mall(h)                        54,987      --      55,433      --        7.65%         427(d)          2003
                                           --------  --------  --------  --------
         Total                             $799,423  $134,968  $771,246  $135,313
                                           --------  --------  --------  --------
                                           --------  --------  --------  --------

Weighted average interest rate at June 30, 1998                                       7.19%
                                                                                     -----
                                                                                     -----

Weighted average interest rate at December 31, 1997                                   7.42%
                                                                                      -----
                                                                                      -----

Notes:

      (a) This note was issued at a discount. The discount is being amortized over the life of the loan using the effective interest method. At June 30, 1998 and December 31, 1997, the unamortized discount was $413 and $430, respectively.

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

                       THE MACERICH COMPANY (THE COMPANY)
            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)

6.    MORTGAGE NOTES PAYABLE, CONTINUED:

            The Notes require the Company to deposit all cash flow from the property operations with a trustee to meet its obligations under the Notes. Cash in excess of the required amount, as defined, is released. Included in cash and cash equivalents is $750 of restricted cash deposited with the trustee at June 30, 1998 and at December 31, 1997.

      (d)   This represents the monthly payment of principal and interest.

      (e) This amount represents the monthly payment of principal and interest. In addition, contingent interest, as defined in the loan agreement, may be due to the extent of 35% of the amount by which the property's gross receipts (as defined in the loan agreement) exceed a base amount specified therein. Contingent interest expense recognized by the Company was $0 for the six months ended June 30, 1998 and 1997, respectively.

      (f) This loan bears interest at LIBOR plus 0.45%. There is an interest rate protection agreement in place on the first $10,200 of this debt with a LIBOR ceiling of 5.88% through maturity with the remaining principal having an interest rate cap with a LIBOR ceiling at 7.7%.

      (g) At June 30, 1998, this loan had an interest rate of LIBOR plus 1.25% which totaled 6.906%. In July 1998, this loan was reduced by $1,000 and converted into a fixed rate loan bearing interest at 6.61% maturing in 2008.

      (h) Included in cash and cash equivalents is $3,031 and $3,030 at June 30, 1998 and December 31, 1997, respectively, of cash restricted under the terms of this loan agreement.

      (i) This note was assumed at acquisition. At the time of acquisition in June 1998, this debt was recorded at fair market value and the premium is being amortized over the life of the loan using the effective interest method. The monthly debt service payment is $348 per month and is calculated based on a 12.5% interest rate. At June 30, 1998, the unamortized premium was $6,783.

      (j) This loan was refinanced with a new loan of $69,000 on August 7, 1998. The Company incurred a loss on early extinguishment of the old debt of $2,300. The new loan is a fixed rate 10 year loan bearing interest at 6.52% and maturing in August, 2008.


      Certain mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

      Total interest expense capitalized for the three months ending June 30, 1998 and 1997 was $810 and $205, respectively; and $1,471 and $299 for the six months ended June 30, 1998 and 1997, respectively.

      The market value of notes payable at June 30, 1998 and December 31, 1997 is estimated to be approximately $1,077,300 and $1,013,000, respectively, based on current interest rates for comparable loans.

                       THE MACERICH COMPANY (THE COMPANY)
            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)

      7.    BANK NOTES PAYABLE:

            At December 31, 1997, the Company had $55,000 outstanding under its $60,000 unsecured credit facility, which bore interest at LIBOR plus 1.325%. On February 26, 1998, the Company increased this credit facility to $150,000 with a maturity of February 2000, currently bearing interest at LIBOR plus 1.10%. As of June 30, 1998, $93,000 was outstanding on this line of credit.

      8.    CONVERTIBLE DEBENTURES:

            During 1997, the Company issued and sold $161,400 of convertible subordinated debentures (the "Debentures") due 2002. The Debentures, which were sold at par, bear interest at 7.25% annually (payable semi-annually) and are convertible at any time, on or after 60 days, from the date of issue at a conversion price of $31.125 per share. The Debentures mature on December 15, 2002 and are callable by the Company after June 15, 2002 at par plus accrued interest.

      9.    RELATED-PARTY TRANSACTIONS:

            The Company engaged The Management Companies to manage the operations of its properties and certain unconsolidated joint ventures. For the three months ending June 30, 1998 and 1997, management fees of $622 and $512, respectively; and for the six months ending June 30, 1998 and 1997 of $1,250 and $1,019, respectively, were paid to the Management Companies by the Company.

            Certain mortgage notes were held by outside partners of the individual Macerich Group partnerships. Interest expense in connection with these notes was $2,348 and $2,503 for the three months ended June 30, 1998 and 1997, respectively; and $4,875 and $4,993 for the six months ended June 30, 1998 and 1997, respectively. Included in accrued interest expense is interest payable to these partners of $492 and $517 at June 30, 1998 and December 31, 1997, respectively.

      10.   COMMITMENTS AND CONTINGENCIES:

            Certain partnerships have entered into noncancellable operating ground leases. The leases expire at various times through 2070, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percent of base rent income, as defined. Ground rent expenses were $427 and $171 for the three months ended June 30, 1998 and 1997, respectively; and $644 and $342 for the six months ended June 30, 1998 and 1997, respectively. There were no contingent rents in either period.

                       THE MACERICH COMPANY (THE COMPANY)
            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)

      10.   COMMITMENTS AND CONTINGENCIES, CONTINUED:

            Perchloroethylene (PCE) has been detected in soil and groundwater in the vicinity of a dry cleaning establishment at North Valley Plaza, which was sold on December 18, 1997. The California Department of Toxic Substance Control (DTSC) advised the Company in 1995 that very low levels of Dichlorethylene (1,2,DCE), a degradation byproduct of PCE, have been detected in a water well located 1/4 mile west from the dry cleaners, and that the dry cleaning facility may have contributed to the introduction of 1,2 DCE into the water well. According to DTSC, the maximum contaminant level (MCL) for 1,2DCE which is permitted in drinking water is 6 parts per billion (ppb). The 1,2DCE which was detected in the water well at 1.2 ppb, is below the MCL. The Company has retained an environmental consultant and has initiated extensive testing of the site. Remediation began in October 1997. The joint venture that owned the property agreed (between itself and the buyer) that it would be responsible for continuing to pursue the investigation and remediation of impacted soil and groundwater resulting from releases of PCE from the shopping center's former dry cleaner. $65 and $11 has already been incurred by the Company for remediation, and professional and legal fees for the period ending June 30, 1998 and 1997, respectively. An additional $496 and $561 is accrued as a liability by the Company as of June 30, 1998 and December 31, 1997, respectively. The Company has initiated cost recovery actions and intends to continue to look to responsible parties for recovery.

            Low levels of toluene, a petroleum constituent, was detected in one of three groundwater dewatering system holding tanks at Queens Center. No government agency has requested any action to address this matter. Although the Company believes that no remediation will be required, the Company established a $150 reserve in 1996 to cover professional fees and testing costs, which was reduced by costs incurred of $1 and $5 for the six months ending June 30, 1998 and 1997, respectively. The Company intends to look to the responsible parties and insurers if remediation is required.

            The Company acquired Fresno Fashion Fair in December 1996. Asbestos has been detected in structural fireproofing throughout much of the Mall. Testing data conducted by professional environmental consulting firms indicates that the fireproofing is largely inaccessible to building occupants and is well adhered to the structural members. Additionally, airborne concentrations of asbestos were well within OSHA's permissible exposure limit (PEL) of .1 fcc. The accounting for this acquisition includes a reserve of $3.3 million to cover future removal of this asbestos, as necessary. The Company incurred $134 and $12 for the six months ending June 30, 1998 and 1997, respectively.

      11.   PRO FORMA INFORMATION:

            On February 27, 1998, the Company, through a 50/50 joint venture, SDG Macerich Properties, L.P., acquired a portfolio of twelve regional malls. Additionally, on June 19, 1998, the Company acquired South Plains Mall in Lubbock, Texas for approximately $115,700. The purchase price consisted of $29,400 of debt, at market value, and $86,300 of cash.

            On a pro forma basis, reflecting these acquisitions as if they had occurred on January 1, 1998 and 1997, the Company would have reflected net income -- available to common stockholders of $15,960 and $14,553 for the six months ended June 30, 1998 and 1997, respectively. Net income -- available to common shareholders on a basic and diluted per share basis would be $0.49 and $0.50, for the six months ended June 30, 1998 respectively; and $0.56 and $0.46, for the six months ended June 30, 1997, respectively.

                       THE MACERICH COMPANY (THE COMPANY)
            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)


      12.   PREFERRED STOCK:

            In February, 1998, the Company issued 3,627,131 shares of Series A cumulative convertible preferred stock for proceeds totaling $100,000 in a private placement. The preferred stock can be converted on a one for one basis into common stock and will pay a dividend equal to the greater of $0.46 per share per quarter or the dividend then payable on a share of common stock.

            On June 17, 1998, the Company issued 5,487,471 shares of Series B cumulative convertible preferred stock for proceeds totaling $150,000 in a direct private placement. The preferred stock can be converted on a one for one basis into common stock and will pay a dividend equal to the greater of $0.46 per share per quarter or the quarterly dividend then payable on a share of common stock.

      13.   SUBSEQUENT EVENTS:

            On August 5, 1998, a dividend\distribution of $0.46 per share was declared for common stockholders and OP unit holders of record on August 14, 1998. In addition, the Company declared a dividend of $0.46 on the Company's Series A cumulative convertible preferred stock and a dividend of $0.071 on the Company's Series B cumulative convertible preferred stock. The Company issued 5,487,470 shares of Series B cumulative convertible preferred stock on June 17, 1998, and the dividend declared represents a dividend for the period from June 17, 1998 through June 30, 1998. All dividends/distributions will be payable on September 4, 1998.

            On July 1, 1998, the Company acquired the Westside Pavilion in Los Angeles, California for $170,500. The purchase price was funded from the Company's line of credit and a new ten year $100,000 mortgage placed on the property at closing at an effective fixed interest rate of 6.65%.

            The Company acquired the remaining 60% of the Village at Corte Madera in Corte Madera, California, on July 24, 1998 and also acquired Carmel Plaza in Carmel, California on August 10, 1998. The combined purchase price was $165,500 consisting of the assumption of $40,000 of debt and the issuance of $8,000 of OP units and $117,500 in cash.

                         THE MACERICH COMPANY (THE COMPANY)

                                       ITEM II

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is based primarily on the consolidated balance sheet of The Macerich Company (the "Company") as of June 30, 1998, and also compares the activities for the three and six months ended June 30, 1998 to the activities for the three and six months ended June 30, 1997.

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

The following reflects the Company's acquisitions in 1997 and 1998:

                               DATE ACQUIRED       LOCATION
                               -----------------   ---------------------------
"1997 ACQUISITION CENTERS":
  South Towne Center           March 27, 1997      Sandy, Utah
  Stonewood Mall               August 6, 1997      Downey, California
  Manhattan Village Shopping
    Center                     August 19, 1997     Manhattan Beach, California
  The Citadel                  December 19, 1997   Colorado Springs, Colorado
  Great Falls Marketplace      December 31, 1997   Great Falls, Montana


"1998 ACQUISITION CENTERS":
  ERE/Yarmouth Portfolio       February 27, 1998   Eight States
  Village at Corte Madera      June 16, 1998       Corte Madera, California
  South Plains Mall            June 19, 1998       Lubbock, Texas

The financial statements include the results of these centers for periods subsequent to their acquisition.

Manhattan Village Shopping Center, the ERE/Yarmouth portfolio and the Village at Corte Madera ("Joint Venture Acquisitions") were acquired by unconsolidated joint ventures of the Company which are reflected using the equity method of accounting. The results of these acquisitions are reflected in the consolidated results of operations of the Company in equity in income of unconsolidated joint ventures and the Management Companies.

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

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1998 AND 1997


REVENUES

Minimum and percentage rents together increased by $14.2 million to $83.9 million for the six months ended June 30, 1998 compared to $69.7 million in the six months ended June 30, 1997. The 1997 Acquisition Centers contributed $12.7 million of the increase with approximately $1.5 million generated from the Same Centers. The impact of EITF 98-9, "Accounting for Contingent Rents in Interim Financial Periods," which was implemented on April 1, 1998, reduced percentage rents by $1.8 million for the six months ending June 30, 1998.

Tenant recoveries for the six months ended June 30, 1998 increased by $5.9 million compared to the same period in 1997. This was primarily due to the addition of the 1997 Acquisition Centers. In addition, Same Centers recoveries increased by $1.1 million due to increased recoverable expenses during the quarter.

EXPENSES

Shopping center expenses increased by $6.1 million for the six months ended June 30, 1998 compared to the same period in 1997. Approximately $4.8 million of the increase was due to the addition of the 1997 Acquisition Centers. The Same Centers had a net increase of $1.3 million, primarily from an increase in maintenance, repair, security and utility expenses.

                         THE MACERICH COMPANY (THE COMPANY)


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

General and administrative expenses increased to $2.2 million for the six months ended June 30, 1998 compared to $1.2 million in the same period in 1997, primarily due to the accounting change required by EITF 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions", which requires the expensing of internal acquisition costs. Previously, in accordance with GAAP, certain internal acquisition costs were capitalized. The increase is also attributable to increased executive and director compensation expense.

Interest expense increased to $41.2 million at June 30, 1998 compared to $31.2 million at June 30, 1997. This increase of $10.0 million is partially attributable to the acquisition activity in 1997 and 1998, which was partially funded with secured debt and borrowings under the Company's line of credit. In addition, in June and July of 1997, the Company issued $161.4 million of convertible debentures which resulted in $5.7 million of the variance.

Depreciation and amortization increased to $23.6 million at June 30, 1998 compared to $19.7 million at June 30, 1997. This increase of $3.9 million relates primarily to the 1997 Acquisition Centers.

INCOME FROM UNCONSOLIDATED JOINT VENTURES AND THE MANAGEMENT COMPANIES

The income from unconsolidated joint ventures and the Management Companies increased to $5.6 million compared to $1.1 million for the period ended June 30, 1997. This increase was primarily due to the Joint Venture Acquisitions.

NET INCOME

Net income for the six months ended June 30, 1998 increased to $14.2 million compared to $12.9 million for the six months ended June 30, 1997. This increase was due to the factors discussed above.

CASH FLOWS FROM OPERATING ACTIVITIES

As a result of the factors discussed above, cash flow from operations increased to $51.2 million for the six months ended June 30, 1998 from $37.9 million during the same period in 1997. This increase is primarily due to increased net operating income from the 1997 Acquisition Centers.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash flow used in investing activities increased to $393.9 million for the six months ended June 30, 1998 from $69.2 million for the same period in 1997. This increase is primarily due to more cash being used for acquisitions in the six months ended June 30, 1998 compared to the same period in 1997.

CASH FLOWS FROM FINANCING ACTIVITIES

Cash flow from financing activities increased to $413.8 million for the six months ended June 30, 1998 from $24.1 million for the same period in 1997 as a result of net proceeds received from issuing stock and debt in 1998.

                         THE MACERICH COMPANY (THE COMPANY)


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1998 AND 1997

REVENUES

Minimum and percentage rents together increased by $5.8 million to $41.3 million for the three months ended June 30, 1998 compared to $35.5 million in the three months ended June 30, 1997. The 1997 Acquisition Centers contributed $5.4 million of the increase with approximately $0.5 million generated from the Same Centers. The impact of EITF 98-9, which was implemented April 1, 1998, reduced percentage rents by $1.8 million for the three months ended June 30, 1998.

Tenant recoveries for the second quarter of 1998 increased by $3.2 million compared to the second quarter of 1997. The addition of the 1997 Acquisition Centers represented 2.2 million of this increase with the remaining increase of $1.0 million attributable to the Same Centers.

EXPENSES

Shopping center expenses increased by $3.1 million for the three months ended June 30, 1998 compared to the same period in 1997. Approximately $2.3 million of the increase was due to the addition of the 1997 Acquisition Centers. The Same Centers had a net increase of $0.8 million, primarily from an increase in maintenance, repair, security and utility expenses.

General and administrative expenses increased to $1.1 million for the three months ended June 30, 1998 compared to $0.4 million in the same period in 1997, primarily due to the accounting change required by EITF 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions", which requires the expensing of internal acquisition costs that had been previously capitalized. The increase is also attributable to increased executive and director compensation expense.

Interest expense increased to $20.6 million for the three months ended June 30, 1998 compared to the $16.4 million for the three months ended June 30, 1997. This increase of $4.2 million is partially attributable to the acquisition activity in 1997 and 1998, which was partially funded with secured debt and borrowings under the Company's line of credit. In addition, in June and July of 1997, the Company issued $161.4 million of convertible debentures which resulted in $2.8 million of the variance.

Depreciation and amortization increased to $11.9 million for the three months ended June 30, 1998 compared to $10.2 million for the same period in 1997. This increase of $1.7 million relates primarily to the 1997 Acquisition Centers.

INCOME FROM UNCONSOLIDATED JOINT VENTURES AND THE MANAGEMENT COMPANIES

The income from unconsolidated joint ventures and the Management Companies increased to $4.2 million for the three months ended June 30, 1998 compared to $0.7 million for the same period in 1997. This increase was primarily due to the Joint Venture Acquisitions.

NET INCOME

Net income for the three months ended June 30, 1998 increased to $7.4 million compared to $6.2 million for the three months ended June 30, 1997. This increase was due to the factors discussed above.

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

The Company's total outstanding loan indebtedness at June 30, 1998 was $1,487.2 billion (including its pro rata share of joint venture debt). This equated to a debt to Total Market Capitalization (defined as total debt of the Company, including its pro rata share of joint venture debt, plus aggregate market value of outstanding shares of common stock, assuming full conversion of all outstanding OP Units and preferred stock into common stock) rate of 48.6% at June 30, 1998. The Company's debt consists primarily of fixed rate, conventional mortgages payable secured by individual properties. In connection with $65.1 million of the Company's floating rate indebtedness, the Company has entered into interest rate protection agreements that limit the Company's exposure to increases in interest rates.

The Company has filed a shelf registration statement, effective December 8, 1997, to sell securities. The shelf registration was for a total of $500 million of common stock, common stock warrants or common stock rights. On February 18, 1998, the Company issued 1,052,650 shares and on February 23, 1998, an additional 1,826,484 shares were issued. On April 24, 1998, the Company issued 808,989 shares and an additional 967,256 and 1,864,802 shares were issued on April 29, 1998 and May 29, 1998, respectively. The total gross proceeds of these transactions were approximately $178.8 million, leaving approximately $321.2 million available under the shelf registration statement.

The Company has an unsecured line of credit up to $150 million. There was $55 million outstanding at December 31, 1997 and $93 million outstanding on June 30, 1998.

At June 30, 1998 and December 31, 1997, the Company had cash and cash equivalents of $96.4 million and $25.2 million, respectively.

                     THE MACERICH COMPANY (THE COMPANY)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


YEAR 2000 COMPLIANCE

The Company has been advised by its independent software vendor that it has completed its evaluation, testing and modification of the property management and accounting software used by the Company and the necessary changes have been completed to achieve year 2000 compliance. The Company is conducting its own evaluation and testing regarding this software and does not believe there will be any significant accounting or property management impact as a result of the year 2000. In addition, the Company is in the process of evaluating and/or testing computer and other operational systems located at its properties for any potential year 2000 compliance issues.

FUNDS FROM OPERATIONS

The Company believes that the most significant measure of its performance is Funds from Operations ("FFO"). FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") to be: Net income (computed in accordance with GAAP), excluding gains or losses from debt restructuring and sales or write down of assets, plus depreciation and amortization (excluding depreciation on personal property and amortization of loan and financial instrument costs) and after adjustments for unconsolidated entities. Adjustments for unconsolidated entities will be calculated on the same basis. FFO does not represent cash flow from operations, as defined by generally accepted accounting principles, and is not necessarily indicative of cash available to fund all cash flow needs. The following reconciles net income --available to common stockholders to FFO:


                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                     ---------------------------------------------------
                                                                             1998                          1997
                                                                     ---------------------        ----------------------
                                                                     SHARES         AMOUNT         SHARES         AMOUNT
                                                                     ------      ---------        -------      ---------
                                                                                     (AMOUNTS IN THOUSANDS)

Net income -- available to common stockholders                                   $  14,190                     $  12,924

Adjustments to reconcile net income to FFO:
     Minority interest                                                               6,190                         6,323
     Depreciation and amortization on wholly owned properties                       23,607                        19,681
     Pro rata share of unconsolidated entities' depreciation and
          amortization                                                               4,427                         1,113
     Gain on sale of assets                                                             (9)                         --
     Extraordinary loss on early extinguishment of debt                                 90                           512
     Pro rata share of (gain) loss on sale or write-down                               164                           (66)
          from unconsolidated entities
     Amortization of loan costs, including interest rate caps                       (1,502)                         (833)
     Depreciation of personal property                                                (366)                         (223)
                                                                                 ---------                     ---------
FFO -- basic (1)                                                     41,063         46,791         38,008         39,431

To arrive at FFO -- diluted:
     Impact of convertible preferred stock                            2,949          2,706           --             --
     Impact of stock options and restricted stock using
         the treasury method                                            619            256            421            120
     Impact of convertible debentures                                                  (n/a  anti-dilutive)
                                                                     ------      ---------        -------      ---------
FFO -- diluted (2)                                                   44,631      $  49,753         38,429      $  39,551
                                                                     ------      ---------        -------      ---------
                                                                     ------      ---------        -------      ---------

                     THE MACERICH COMPANY (THE COMPANY)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                                                                                    THREE MONTHS ENDED JUNE 30,
                                                                     ---------------------------------------------------
                                                                             1998                          1997
                                                                     ---------------------        ----------------------
                                                                     SHARES         AMOUNT         SHARES         AMOUNT
                                                                     ------      ---------        -------      ---------
                                                                                     (AMOUNTS IN THOUSANDS)

Net income -- available to common stockholders                                   $  7,367                      $  6,172

Adjustments to reconcile net income to FFO:
     Minority interest                                                              3,182                         3,155
     Depreciation and amortization on wholly owned properties                      11,894                        10,207
     Pro rata share of unconsolidated entities' depreciation and
          amortization                                                              3,057                           560
     Gain on sale of assets                                                            (9)                        --
     Extraordinary loss on early extinguishment of debt                             --                              512
     Pro rata share of (gain) loss on sale or write-down                             (205)                          (64)
          from unconsolidated entities
     Amortization of loan costs, including interest rate caps                        (716)                         (468)
     Depreciation of personal property                                               (192)                         (114)
                                                                                 ---------                     ---------

FFO -- basic (1)                                                     42,853         24,378         38,059         19,960

To arrive at FFO -- diluted:
     Impact of convertible preferred stock                            4,471          2,057          --            --
     Impact of stock options and restricted stock using
         the treasury method                                            572         --                421             60
     Impact of convertible debentures                                                (n/a  anti-dilutive)
                                                                     ------      ---------        -------      ---------
FFO -- diluted (2)                                                   47,896      $  26,435         38,480      $  20,020
                                                                     ------      ---------        -------      ---------
                                                                     ------      ---------        -------      ---------


1) Calculated based upon basic net income as adjusted to reach basic FFO. Weighted average number of shares includes the weighted average shares of common stock outstanding for 1998 and 1997 assuming the conversion of all outstanding OP units.

2) The computation of FFO -- diluted and diluted average number of shares outstanding includes the effect of outstanding common stock options and restricted stock using the treasury method. Convertible debentures are anti-dilutive and are not included. On February 25, 1998, the Company sold $100 million of cumulative convertible preferred stock. On June 17, 1998, the Company sold an additional $150 million of cumulative convertible preferred stock. The preferred stock can be converted on a 1 for 1 basis for common stock. These preferred shares are not assumed converted for purposes of net income per share as they would be anti-dilutive to that calculation. The preferred shares are assumed converted for purposes of FFO per share as they are dilutive to that calculation.

Included in minimum rents were rents attributable to the accounting practice of straight-lining of rents. The amount of straight-lining of rents that impacted minimum rents was $1.8 million and $1.7 million for the six months ended June 30, 1998 and 1997, respectively; and $.9 million and $1.0 million for the three months ended June 30, 1998 and 1997, respectively.

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

NEW ACCOUNTING PRONOUNCEMENTS

In March, 1998, the FASB, through its Emerging Issues Task Force ("EITF"), concluded based on EITF 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions," that all internal costs to source, analyze and close acquisitions should be expensed as incurred. The Company has historically capitalized these costs, in accordance with GAAP. The Company has adopted the FASB's interpretation effective March 19, 1998, and expects the impact to be an approximate $.06 per share reduction of net income and FFO -- diluted per share in 1998.

In May, 1998, the FASB, through the EITF, modified the timing on recognition of revenue for percentage rent received from tenants in EITF 98-9, "Accounting for Contingent Rents in Interim Financial Periods." The Company applied this accounting change as of April 1, 1998. Although the Company believes this accounting change will have no material impact on the annual percentage rent recognized, the accounting change had the effect of deferring $1.8 million of percentage rent that would have been recognized using the previous GAAP accounting method for percentage rent recognition. As a result of this accounting change, the Company expects a portion of percentage rent that previously would be recognized in the second and third quarters to be recognized in the fourth quarter.

                       THE MACERICH COMPANY (THE COMPANY)

                                      PART II

OTHER INFORMATION

Item 1    Legal Proceedings

          During the ordinary course of business, the Company, from time to time, is threatened with, or becomes a party to, legal actions and other proceedings. Management is of the opinion that the outcome of currently known actions and proceedings to which it is a party will not, singly or in the aggregate, have a material adverse effect on the Company.

Item 2    Changes in Securities and Use of Proceeds

          On June 17, 1998, the Company sold 5,487,471 shares of its Series B Cumulative Convertible Redeemable Preferred Stock, par value $.01 per share (the "Series B Preferred Stock"), at a price of $27.335 per share, for total gross proceeds of approximately $150 million, in a private placement to The Ontario Teachers' Pension Plan Board ("Ontario Teachers"), an accredited investor, pursuant to Section 4(2) of the Securities Act. In lieu of a placement fee, the total purchase price was reduced by approximately $1.5 million, for net proceeds to the Company of $148.5 million. The Series B Preferred Stock can be converted into shares of Common Stock on a one-for-one basis subject to certain limitations. The proceeds from the sale of the Series B Preferred Stock were used to acquire South Plains Mall and Westside Pavilion and for general corporate purposes. Additional information regarding the Series B Preferred Stock, including the Articles of Amendment and Restatement and Registration Rights Agreement with respect to the Series B Preferred Stock, was filed with the Commission on Form 8-K dated July 14, 1998 (event date June 17, 1998).

          On July 24, 1998, as partial consideration for the acquisition of the Village at Corte Madera ("Corte Madera"), The Macerich Partnership, L.P. (the "Operating Partnership") issued $8 million of OP Units in a private placement pursuant to Section 4(2) of the Securities Act to Harry S. Newman and LeRoy H. Brettin (the "Investors") as sellers of Corte Madera. The OP Units are redeemable by the Operating Partnership for cash, or at the option of the Company, for Common Stock. The Company and the Operating Partnership entered into a Redemption, Registration Rights and Lock-Up Agreement (the "Registration Rights Agreement") with the Investors with respect to such OP Units and Common Stock. The Registration Rights Agreement, among other things, provides certain piggyback registration rights to the Investors. A copy of the Registration Rights Agreement is attached hereto as Exhibit 4.1. Additional information regarding the purchase of Corte Madera was filed with the Commission on Form 8-K dated August 7, 1998, event date July 24, 1998.

Item 3    Defaults Upon Senior Securities

          None

Item 4    Submission of Matters to a Vote of Security Holders

          The following matters were voted upon at the Annual Meeting of Stockholders held on May 29, 1998:

     A. The following three persons were elected as Directors of the Company to serve until the annual meeting of stockholders in 2001 and until their respective successors are duly elected and qualified:


                                            Number of Shares
                                            ----------------
                                    For           Against      Authority Withheld
                                    ---           -------      ------------------

     Edward C. Coppola           22,020,047          -              886,209
     Fred S. Hubbell             22,019,547          -              886,709
     Dr. William P. Sexton       22,019,572          -              886,684



     B. The ratification of selection of Coopers & Lybrand LLP as independent public accountants for the fiscal year ended December 31, 1998.

     Votes

           For      22,852,444
           Against       3,807
           Abstain      50,005


Item 5    Other Information

          None

Item 6    Exhibits and Reports on Form 8-K

          (a) Exhibits

         Number    Description

            4.1 Redemption, Registration Rights and Lock-up Agreement dated as of July 24, 1998 among The Macerich Company, The Macerich Partnership, L.P., Harry S. Newman, Jr. and LeRoy H. Brettin.

          (b) Reports on Form 8-K

              A report on Form 8-K dated April 6, 1998, event date February
              25, 1998, was filed with the Securities and Exchange Commission for the purpose of disclosing the issuance of 3,627,131 shares of the Company's Series A Cumulative Convertible Redeemable Preferred Stock.

              A report on Form 8-K/A dated April 22, 1998, event date February 27, 1998, was filed with the Securities and Exchange Commission for the purpose of disclosing the acquisition of twelve regional malls by SDG Macerich Properties, L.P. from the Equitable Assurance Society of the United States.

              A report on Form 8-K dated April 23, 1998, event date April 21, 1998, was filed with the Securities and Exchange Commission for the purpose of disclosing the Underwriting Agreement and certain other documents regarding the sale of 808,989 shares of Common Stock.

              A report on Form 8-K dated April 28, 1998, event date April 23, 1998, was filed with the Securities and Exchange Commission for the purpose of disclosing the Underwriting Agreement and certain other documents regarding the sale of 967,255 shares of Common Stock to Merrill Lynch, Pierce, Fenner & Smith, Incorporated.

                       THE MACERICH COMPANY (THE COMPANY)


     (b)  Reports on Form 8-K continued:

     A report on Form 8-K dated May 29, 1998, event date May 27, 1998, was filed with the Securities and Exchange Commission for the purpose of disclosing the Underwriting Agreement and certain other documents regarding the sale of 1,864,802 shares of Common Stock.

     A report on Form 8-K dated July 2, 1998, event date June 19, 1998, was filed with the Securities and Exchange Commission for the purpose of disclosing the acquisition of South Plains Mall.

     A report on Form 8-K dated July 10, 1998, event date July 1, 1998, was filed with the Securities and Exchange Commission for the purpose of disclosing the acquisition of Westside Pavilion.

     A report on Form 8-K dated July 14, 1998, event date June 17, 1998, was filed with the Securities and Exchange Commission for the purpose of disclosing the issuance of 5,487,471 shares of the Company's Series B Cumulative Convertible Redeemable Preferred Stock.

     A report on Form 8-K dated August 7, 1998, event date July 24, 1998, was filed with the Securities and Exchange Commission for the purpose of disclosing the acquisition of the Village at Corte Madera.

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


                              The Macerich Company





                              By: /s/ Thomas E. O'Hern
                                  --------------------
                                  Thomas E. O'Hern
                                  Senior Vice President and
                                  Chief Financial Officer








Date:  August 14, 1998

                       THE MACERICH COMPANY (THE COMPANY)


                                   Exhibit Index



Exhibit No.
Page


     (a)  Exhibits

     Number    Description

        4.1 Redemption, Registration Rights and Lock-up Agreement dated as of July 24, 1998 among The Macerich Company, The Macerich Partnership, L.P., Harry S. Newman, Jr. and LeRoy H. Brettin.