Form 10-Q
period 1998-09-30
MACERICH CO
filed 1998-11-16
CIK 912242

                         SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

     FOR QUARTER ENDED SEPTEMBER 30, 1998     COMMISSION FILE NO. 1-12504

                                THE MACERICH COMPANY
--------------------------------------------------------------------------------
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           MARYLAND                                         95-4448705
------------------------------------         -----------------------------------
(STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER IDENTIFICATION
 INCORPORATION OR ORGANIZATION)                             NUMBER)


             401 WILSHIRE BOULEVARD, SUITE 700, SANTA MONICA, CA  90401
  ------------------------------------------------------------------------------
                 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)(ZIP CODE)

         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE   (310) 394-6911
                                                             -------------------

                                        N/A
--------------------------------------------------------------------------------
               (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                           IF CHANGED SINCE LAST REPORT)

NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF NOVEMBER 6, 1998.

             COMMON STOCK, PAR VALUE $.01 PER SHARE:  32,501,963 SHARES
--------------------------------------------------------------------------------

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

                                    FORM 10-Q

                                      INDEX


                                                                 PAGE
                                                                 ----
PART I:  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS


         CONSOLIDATED BALANCE SHEETS OF THE COMPANY AS
         OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997              1

         CONSOLIDATED STATEMENTS OF OPERATIONS OF THE
         COMPANY FOR THE PERIODS FROM JANUARY 1 THROUGH
         SEPTEMBER 30, 1998 AND 1997                              2

         CONSOLIDATED STATEMENTS OF OPERATIONS OF THE
         COMPANY FOR THE PERIODS FROM JULY 1 THROUGH
         SEPTEMBER 30, 1998 AND 1997                              3

         CONSOLIDATED STATEMENTS OF CASH FLOWS OF THE
         COMPANY FOR THE PERIODS FROM JANUARY 1 THROUGH
         SEPTEMBER 30, 1998 AND 1997                              4

         NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL
         STATEMENTS                                             5 TO 19


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                   20 TO 29

PART II: OTHER INFORMATION                                     30 TO 31
--------------------------


                         THE MACERICH COMPANY (THE COMPANY)

                            CONSOLIDATED BALANCE SHEETS
                               (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)

                                                                                          September 30,        December 31,
                                                                                               1998                1997
                                                                                          -------------        ------------
                                         ASSETS:

Property, net                                                                                $1,862,142         $1,407,179
Cash and cash equivalents                                                                        16,902             25,154
Tenant receivables, net, including accrued overage rents of
     $2,280 in 1998 and $4,330 in 1997                                                           27,951             23,696
Due from affiliates                                                                                   -              3,105
Deferred charges and other assets, net                                                           67,832             37,899
Investment in joint ventures and the Management Companies                                       229,474              7,969
                                                                                             ----------         ----------
               Total assets                                                                  $2,204,301         $1,505,002
                                                                                             ==========         ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY:

Mortgage notes payable:
     Related parties                                                                           $134,807           $135,313
     Others                                                                                     967,778            771,246
                                                                                             ----------         ----------
     Total                                                                                    1,102,585            906,559
Bank notes payable                                                                              140,000             55,000
Convertible debentures                                                                          161,400            161,400
Accounts payable and accrued expenses                                                            23,950             17,335
Due to affiliates                                                                                    36             15,109
Other accrued liabilities                                                                        60,536             32,841
Preferred stock dividend payable                                                                  4,193                  -
                                                                                             ----------         ----------
               Total liabilities                                                              1,492,700          1,188,244
                                                                                             ----------         ----------
Minority interest in Operating Partnership                                                      163,099            100,463
                                                                                             ----------         ----------
Commitments and contingencies (Note 9)

Stockholders' equity:
      Series A cumulative convertible redeemable preferred stock, $.01 par value,
              3,627,131 and 0 shares issued and outstanding
              at September 30, 1998 and December 31, 1997, respectively                         100,000                  -
      Series B cumulative convertible redeemable preferred stock, $.01 par value,
              5,487,471and 0 shares issued and outstanding at September 30, 1998 and
              December 31,1997, respectively                                                    150,000                  -
     Common stock, $.01 par value, 100,000,000 shares
              authorized, 32,468,300 and 26,004,800 shares issued and
              outstanding at September 30, 1998 and December 31, 1997, respectively                 325                260
     Additional paid in capital                                                                 303,162            219,121
     Accumulated earnings                                                                             -                  -
     Unamortized restricted stock                                                                (4,985)            (3,086)
                                                                                             ----------         ----------
              Total stockholders' equity                                                        548,502            216,295
                                                                                             ----------         ----------
              Total liabilities and stockholders' equity                                     $2,204,301         $1,505,002
                                                                                             ==========         ==========


   The accompanying notes are an integral part of these financial statements.

                          THE MACERICH COMPANY (THE COMPANY)

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    (UNAUDITED)


                                                                             January 1 to September 30,
                                                                       ------------------------------------
                                                                           1998                    1997
                                                                       ------------            ------------
REVENUES:
     Minimum rents                                                        $127,052                $101,228
     Percentage rents                                                        6,709                   6,434
     Tenant recoveries                                                      60,775                  49,558
     Other                                                                   3,125                   2,465
                                                                       -----------              ----------
         Total Revenues                                                    197,661                 159,685
                                                                       -----------              ----------
OPERATING COSTS:
     Shopping center expenses                                               62,135                  51,830
     General and administrative expense                                      3,119                   2,099
     Interest expense:
         Related parties                                                     7,555                   7,531
         Others                                                             58,545                  39,871
     Depreciation and amortization                                          38,919                  29,815
                                                                       -----------              ----------
          Total Expenses                                                   170,273                 131,146
                                                                       -----------              ----------
Equity in income (loss) of unconsolidated
     joint ventures and the management companies                             8,432                  (7,608)
Gain on sale of assets                                                           9                   1,620
                                                                       -----------              ----------
Income before extraordinary item and minority interest                      35,829                  22,551
Less extraordinary loss on early extinguishment of debt                      2,414                     563
Less minority interest in net income
     of the Operating Partnership                                            7,748                   7,195
                                                                       -----------              ----------
Net income                                                                  25,667                  14,793
Less preferred dividends                                                     6,898                      -
                                                                       -----------              ----------
Net income - available to common stockholders                              $18,769                 $14,793
                                                                       ===========              ==========
Earnings per common share - basic:

     Income before extraordinary item                                        $0.68                   $0.58
     Extraordinary item                                                      (0.06)                  (0.01)
                                                                       -----------              ----------
Net income - available to common stockholders                                $0.62                   $0.57
                                                                       ===========              ==========
Weighted average number of common shares
     outstanding - basic                                                30,154,000              25,886,000
                                                                       ===========              ==========
Weighted average number of common shares
     outstanding - basic, assuming full conversion of
     operating units outstanding                                        42,310,000              37,981,000
                                                                       ===========              ==========
Earnings per common share - diluted:

     Income before extraordinary item                                        $0.68                   $0.58
     Extraordinary item                                                      (0.06)                 ($0.01)
                                                                       -----------              ----------
     Net income - available to common stockholders                           $0.62                   $0.57
                                                                       ===========              ==========
Weighted average number of common shares
     outstanding - diluted for EPS                                      42,920,000              38,402,000
                                                                       ===========              ==========


   The accompanying notes are an integral part of these financial statements.

                          THE MACERICH COMPANY (THE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                              (UNAUDITED)



                                                                             July 1 to September 30,
                                                                       ------------------------------------
                                                                           1998                    1997
                                                                       ------------            ------------
REVENUES:
     Minimum rents                                                        $47,424                 $35,674
     Percentage rents                                                       2,458                   2,278
     Tenant recoveries                                                     23,953                  18,645
     Other                                                                  1,244                     435
                                                                       ----------              ----------
         Total Revenues                                                    75,079                  57,032
                                                                       ----------              ----------
OPERATING COSTS:
     Shopping center expenses                                              24,135                  19,896
     General and administrative expense                                       942                     910
     Interest expense:
         Related parties                                                    2,472                   2,538
         Others                                                            22,416                  13,701
     Depreciation and amortization                                         15,312                  10,134
                                                                       ----------              ----------
          Total Expenses                                                   65,277                  47,179
                                                                       ----------              ----------
Equity in income (loss) of unconsolidated
     joint ventures and the management companies                            2,852                  (8,681)
Gain on sale of assets                                                         -                    1,620
                                                                       ----------              ----------
Income before extraordinary item and minority interest                     12,654                   2,792
Less extraordinary loss on early extinguishment of debt                     2,324                      51
Less minority interest in net income
     of the Operating Partnership                                           1,558                     871
                                                                       ----------              ----------
Net income                                                                  8,772                   1,870
Less preferred dividends                                                    4,193                      -
                                                                       ----------              ----------
Net income - available to common stockholders                              $4,579                  $1,870
                                                                       ==========              ==========
Earnings per common share - basic:

     Income before extraordinary item                                       $0.19                   $0.07
     Extraordinary item                                                     (0.05)                   0.00

Net income - available to common stockholders                               $0.14                   $0.07
                                                                       ==========              ==========
Weighted average number of common shares
     outstanding - basic                                               32,468,000              25,956,000
                                                                       ==========              ==========
Weighted average number of common shares
     outstanding - basic, assuming full conversion of
     operating units outstanding                                       44,761,000              38,023,000
                                                                       ==========              ==========
Earnings per common share - diluted:

     Income before extraordinary item                                       $0.19                   $0.07
     Extraordinary item                                                     (0.05)                   0.00
                                                                       ----------              ----------
     Net income - available to common stockholders                          $0.14                   $0.07
                                                                       ==========              ==========
Weighted average number of common shares
     outstanding - diluted for EPS                                     45,353,000              38,444,000
                                                                       ==========              ==========


   The accompanying notes are an integral part of these financial statements.

                          THE MACERICH COMPANY (THE COMPANY)

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN THOUSANDS)


                                                                            January 1 to September 30,
                                                                       ----------------------------------
                                                                           1998                    1997
                                                                       ------------          ------------


Cash flows from operating activities:
     Net income - available to common stockholders                          $18,769            $14,793
     Preferred dividends                                                      6,898                 -
                                                                          ---------          ---------
     Net income                                                              25,667             14,793
                                                                          ---------          ---------
     Adjustments to reconcile net income to
       net cash provided by operating activities:
     Extraordinary loss on early extinguishment of debt                       2,414                563
     Gain on sale of assets                                                      (9)            (1,620)
     Depreciation and amortization                                           38,919             29,815
     Amortization of net discount (premium) on trust deed note payable         (330)                25
     Minority interest in the net income of the Operating Partnership         7,748              7,195
     Changes in assets and liabilities:
          Tenant receivables, net                                            (4,255)               663
          Other assets                                                      (25,831)            (2,226)
          Accounts payable and accrued expenses                               6,615              2,305
          Preferred stock dividend payable                                    4,193                 -
          Other liabilities                                                  27,695              3,846
                                                                          ---------          ---------
                   Total adjustments                                         57,159             40,566
                                                                          ---------          ---------
     Net cash provided by operating activities                               82,826             55,359
                                                                          ---------          ---------
Cash flows from investing activities:
     Acquisitions of property and improvements                             (381,726)          (147,585)
     Renovations and expansions of centers                                  (25,153)           (10,072)
     Additions to tenant improvements                                        (3,696)            (2,093)
     Deferred charges                                                       (11,780)            (9,879)
     Equity in (income) loss of unconsolidated joint ventures
          and the management companies                                       (8,432)             7,608
     Distributions from (contributions to) joint ventures                  (213,073)            (4,384)
     Loan repayments to affiliates, net                                     (11,968)              (704)
     Proceeds from sale of assets                                                 -              4,332
                                                                          ---------          ---------
     Net cash used in investing activities                                 (655,828)          (162,777)
                                                                          ---------          ---------
Cash flows from financing activities:
     Proceeds from mortgages and notes payable                              397,679            316,115
     Payments on mortgages and notes payable                               (186,440)          (162,645)
     Net proceeds from equity offerings                                     416,833                 -
     Dividends and distributions to partners                                (56,424)           (48,875)
     Dividends to preferred stockholders                                     (6,898)                -
                                                                          ---------          ---------
     Net cash provided by financing activities                              564,750            104,595
                                                                          ---------          ---------
     Net decrease in cash                                                    (8,252)            (2,823)

Cash and cash equivalents, beginning of period                               25,154             15,643
                                                                          ---------          ---------
Cash and cash equivalents, end of period                                    $16,902            $12,820
                                                                          =========          =========
Supplemental cash flow information:
     Cash payment for interest, net of amounts capitalized                  $62,020            $41,069
                                                                          =========          =========
Non cash transactions:
     Acquisition of property by assumption of debt                          $70,116            $46,202
                                                                          =========          =========
     Acquisition of property by issuance of OP units                         $7,917                 -
                                                                          =========          =========


   The accompanying notes are an integral part of these financial statements.

                          THE MACERICH COMPANY (THE COMPANY)

              NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                              (DOLLARS IN THOUSANDS)

1.   INTERIM FINANCIAL STATEMENTS AND BASIS OF PRESENTATION:

     The accompanying consolidated financial statements of The Macerich Company (the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and have not been audited by independent public accountants.

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

     In March, 1998, the FASB, through its Emerging Issues Task Force ("EITF"), concluded based on EITF 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions," that all internal costs to source, analyze and close acquisitions should be expensed as incurred. The Company has historically capitalized these costs, in accordance with GAAP. The Company has adopted the FASB's interpretation effective March 19, 1998, and expects the impact to be an approximate $0.05 per share reduction of net income per share in 1998.

     In May, 1998, the FASB, through the EITF, modified the timing of recognition of revenue for percentage rent received from tenants in EITF 98-9, "Accounting for Contingent Rent in Interim Financial Periods." The Company applied this accounting change as of April 1, 1998. Although the Company believes this accounting change will have no material impact on the annual percentage rent recognized, the accounting change had the effect of deferring $1,792 and $1,572 of percentage rent that would have been recognized for the three months ended June 30, 1998 and September 30, 1998, respectively, using the previous GAAP accounting method for percentage rent recognition. As a result of this accounting change, the Company expects a portion of percentage rent that previously would have been recognized in the second and third quarters to be recognized in the fourth quarter.

     In June 1998, the FASB issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for the Company's financial statements for periods beginning January 1, 2000. The new standard requires companies to record derivatives on the balance sheet, measured at fair value. Changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company has not yet determined when it will implement FAS 133 nor has it completed the complex analysis required to determine the impact on its financial statements.

                          THE MACERICH COMPANY (THE COMPANY)

              NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                              (DOLLARS IN THOUSANDS)

     EARNINGS PER SHARE ("EPS")

     The computation of basic earnings per share is based on net income and the weighted average number of common shares outstanding for the three and nine months ending September 30, 1998 and 1997. The diluted earnings per share gives effect to the outstanding restricted stock and common stock options calculated using the treasury stock method. The convertible debentures and convertible preferred stock would be anti-dilutive to the calculation of diluted EPS and therefore are not included. The OP units not held by the Company have been included in the diluted EPS calculation since they are convertible on a one-for-one basis. The following table reconciles the basic and diluted earnings per share calculations:




                                                                        For the Three Months Ended September 30,
                                                      -----------------------------------------------------------------------------
                                                                     1998                                   1997
                                                      -----------------------------------     -------------------------------------
                                                         Net                                     Net
                                                       Income       Shares     Per Share       Income       Shares     Per Share
                                                      -----------------------------------     -------------------------------------
                                                                         (In thousands, except per share data)
Net income                                              $8,772                                  $1,870
Less:  Preferred stock dividends                         4,193                                      -
                                                      ----------                               ---------
Basic EPS:
Net income - available to common stockholders            4,579       32,468       $0.14          1,870       25,956         $0.07

Diluted EPS:
Effect of dilutive securities:
     Conversion of OP units                              1,558       12,293                        871       12,067
     Employee stock options and restricted stock           155          592                         60          421
     Convertible preferred stock                               n/a -antidilutive for EPS             -            -             -
     Convertible debentures                                    n/a -antidilutive                       n/a - antidilutive
                                                      -----------------------------------     -------------------------------------
Net income - available to common stockholders           $6,292       45,353       $0.14         $2,801       38,444         $0.07
                                                      ===================================     =====================================



                                                                        For the Nine Months Ended September 30,
                                                      -----------------------------------------------------------------------------
                                                                     1998                                   1997
                                                      -----------------------------------     -------------------------------------
                                                         Net                                     Net
                                                       Income       Shares     Per Share       Income       Shares     Per Share
                                                      -----------------------------------     -------------------------------------
                                                                         (In thousands, except per share data)
Net income                                             $25,667                                  $14,793
Less:  Preferred stock dividends                         6,898                                       -
                                                      ----------                               ---------
Basic EPS:
Net income - available to common stockholders           18,769         30,154      $0.62         14,793     25,886        $0.57

Diluted EPS:
Effect of dilutive securities:
     Conversion of OP units                              7,748         12,156                     7,195     12,095
     Employee stock options and restricted stock           411            610                       179        421
     Convertible preferred stock                               n/a -antidilutive for EPS              -          -           -
     Convertible debentures                                    n/a -antidilutive                      n/a - antidilutive
                                                      -----------------------------------     -------------------------------------
Net income - available to common stockholders          $26,928         42,920      $0.62        $22,167     38,402          $0.57
                                                      ===================================     =====================================


                          THE MACERICH COMPANY (THE COMPANY)

              NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                              (DOLLARS IN THOUSANDS)

2.   ORGANIZATION:

     The Company was incorporated under the General Corporation Law of Maryland on September 9, 1993 and commenced operations effective with the completion of its initial public offering ("IPO") on March 16, 1994. The Company was formed to continue the business of the Macerich Group, which since 1972 has focused on the acquisition, ownership, redevelopment, management and leasing of regional shopping centers located throughout the United States. In 1994, the Company became the sole general partner of The Macerich Partnership L.P., (the "Operating Partnership"). The Operating Partnership owns or has an ownership interest in forty-one regional shopping centers and five community shopping centers. Collectively these properties and interests are referred to as the "Centers". The Company conducts all of its operations through the Operating Partnership and other wholly owned subsidiaries, and the Company's three Management Companies, Macerich Property Management Company, Macerich Management Company, and Macerich Manhattan Management Company, collectively referred to as "the Management Companies".

     The Company is a real estate investment trust under the Internal Revenue Code of 1986, as amended and owned approximately 77% of The Operating Partnership as of September 30, 1998. The limited partnership interest not owned by the Company is reflected in these financial statements as Minority Interest.

3.   INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES AND THE MANAGEMENT COMPANIES:

     The following are the Company's investments in various real estate joint ventures, which own retail shopping centers. The Operating Partnership's interest in each joint venture as of September 30, 1998 is as follows:


                                           The Operating Partnership's
     Joint Venture                                   Ownership %
     -------------                               ------------------
     Macerich Northwestern Associates                    50%
     Panorama City Associates                            50%
     SDG Macerich Properties, L.P.                       50%
     West Acres Development                              19%
     Manhattan Village, LLC                              10%


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

                          THE MACERICH COMPANY (THE COMPANY)

              NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                              (DOLLARS IN THOUSANDS)

3.   INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES AND THE MANAGEMENT COMPANIES,
     CONTINUED:

     On February 27, 1998, the Company, through a 50/50 joint venture, SDG Macerich Properties, L.P., acquired a portfolio of twelve regional malls. The total purchase price was $974,500 including the assumption of $485,000 in debt. The Company funded its 50% of the remaining purchase price by issuing 3,627,131 shares of Series A cumulative convertible preferred stock for gross proceeds totaling $100,000 in a private placement. The Company also issued 2,879,134 shares of common stock ($79,600 of total proceeds) under the Company's shelf registration statement. The balance of the purchase price was funded from the Company's line of credit. Each of the joint venture partners have assumed leasing and management responsibilities for six of the regional malls.

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


            COMBINED AND CONDENSED BALANCE SHEETS OF JOINT VENTURES
                          AND THE MANAGEMENT COMPANIES

                                                      September 30,                  December 31,
                                                          1998                           1997
                                                        --------                       --------
Assets:
    Properties, net                                     $1,145,295                     $153,856
    Other assets                                            36,129                       10,013
                                                        ----------                    ---------
    Total assets                                        $1,181,424                     $163,869
                                                        ==========                    =========

Liabilities and partners' capital:
    Mortgage notes payable                                $619,063                      $84,342
    Other liabilities                                       44,898                        6,563
    The Company's capital                                  229,474                        7,969
    Outside partners' capital                              287,989                       64,995
                                                        ----------                    ---------
    Total liabilities and partners' capital             $1,181,424                     $163,869
                                                        ==========                    =========


                          THE MACERICH COMPANY (THE COMPANY)

              NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                              (DOLLARS IN THOUSANDS)

3. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES AND THE MANAGEMENT COMPANIES -- CONTINUED:

                  COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES
                             AND THE MANAGEMENT COMPANIES


                                                                           Nine Months Ended September 30, 1998
                                                        ----------------------------------------------------------------------
                                                              SDG
                                                            Macerich             Other                Mgmt
                                                        Properties, L.P.     Joint Ventures        Companies           Total
                                                        ----------------     --------------       -----------         --------
Revenues                                                       $73,245             $27,999            $4,808          $106,052
                                                              --------            --------           --------         --------
Expenses:
     Shopping center expenses                                   26,134               9,394                 -            35,528
     Interest expense                                           18,120               5,061              (294)           22,887
     Management company expense                                      -                   -             6,663             6,663
     Depreciation and amortization                              12,977               3,196               444            16,617
                                                              --------            --------           --------         --------
     Total operating expenses                                   57,231              17,651             6,813            81,695
                                                              --------            --------           --------         --------
Gain (loss) on sale or write-down of assets                          -                 126              (197)              (71)
                                                              --------            --------           --------         --------
    Net income (loss)                                          $16,014             $10,474            ($2,202)         $24,286
                                                              ========            ========           =========         =======


                                                                           Nine Months Ended September 30, 1997
                                                        ----------------------------------------------------------------------
                                                              SDG
                                                            Macerich             Other                Mgmt
                                                        Properties, L.P.     Joint Ventures        Companies           Total
                                                        ----------------     --------------       -----------         --------


Revenues                                                             -             $22,372             $3,062          $25,434
                                                              --------            --------           --------         --------
Expenses:
     Shopping center expenses                                        -               8,169                 -             8,169
     Interest expense                                                -               4,777                (93)           4,684
     Management company expense                                      -                   -              3,397            3,397
     Depreciation and amortization                                   -               3,218                283            3,501
                                                              --------            --------           --------         --------
     Total operating expenses                                        -              16,164             3,587            19,751
                                                              --------            --------           --------         --------
Loss on sale or write-down of assets                                 -             (20,576)                -           (20,576)
                                                              --------            --------           --------         --------
     Net loss                                                        -            ($14,368)            ($525)         ($14,893)
                                                              ========            ========           =========         =======


                          THE MACERICH COMPANY (THE COMPANY)

              NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                              (DOLLARS IN THOUSANDS)

3. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES AND THE MANAGEMENT COMPANIES -- CONTINUED:

                  COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES
                             AND THE MANAGEMENT COMPANIES

                                                                          Three Months Ended September 30, 1998
                                                        -----------------------------------------------------------------------
                                                              SDG
                                                            Macerich             Other                Mgmt
                                                        Properties, L.P.     Joint Ventures        Companies           Total
                                                        ----------------     --------------       -----------         --------
Revenues                                                       $31,492            $9,094             $1,690            $42,276
                                                             ---------          --------           --------            -------
Expenses:
     Shopping center expenses                                  11,571              2,968                  -             14,539
     Interest expense                                           7,797              1,898               (103)             9,592
     Management company expense                                     -                  -              2,549              2,549
     Depreciation and amortization                              6,111              1,139                134              7,384
                                                             ---------          --------           --------            -------
     Total operating expenses                                  25,479              6,005              2,580             34,064
                                                             ---------          --------           --------            -------

Gain (loss) on sale or write-down of assets                         -                  -                  -                  -
                                                             ---------          --------           --------            -------
     Net income (loss)                                          $6,013            $3,089              ($890)            $8,212
                                                             =========          ========           ========            =======


                                                                          Three Months Ended September 30, 1997
                                                        -----------------------------------------------------------------------
                                                              SDG
                                                            Macerich             Other                Mgmt
                                                        Properties, L.P.     Joint Ventures        Companies           Total
                                                        ----------------     --------------       -----------         --------
Revenues                                                            -              $  8,550           $1,214            $9,764
                                                             ---------             ---------         --------          --------
Expenses:
     Shopping center expenses                                       -                 3,116                -             3,116
     Interest expense                                               -                 1,595              (46)            1,549
     Management company expense                                     -                     -            1,493             1,493
     Depreciation and amortization                                  -                 1,153              103             1,256
                                                             ---------             ---------         --------          --------
     Total operating expenses                                       -                 5,864            1,550             7,414
                                                             ---------             ---------         --------          --------
Loss on sale or write-down of assets                                -               (20,923)               -           (20,923)
                                                             ---------             ---------         --------          --------
     Net loss                                                       -              $(18,237)            ($336)         ($18,573)
                                                             =========             =========         ========          ========



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

                          THE MACERICH COMPANY (THE COMPANY)

              NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                              (DOLLARS IN THOUSANDS)


3. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES AND THE MANAGEMENT COMPANIES -- CONTINUED:

          Included in mortgage notes payable are amounts due to related parties of $74,911 and $43,500 at September 30, 1998 and December 31, 1997, respectively. Interest expense incurred on these borrowings amounted to $1,057 and $750 for the three months ended September 30, 1998 and 1997, respectively, and $2,540 and $2,233 for the nine months ended September 30, 1998 and 1997, respectively.

              PRO RATA SHARE OF COMBINED AND CONDENSED STATEMENTS OF
             OPERATIONS OF JOINT VENTURES AND THE MANAGEMENT COMPANIES

The following tables set forth the Operating Partnership's beneficial interest in the joint ventures:

                                                                           Nine Months Ended September 30, 1998
                                                        ------------------------------------------------------------------------
                                                               SDG
                                                             Macerich               Other               Mgmt
                                                         Properties, L.P.       Joint Ventures        Companies         Total
                                                        -----------------       --------------       -----------       --------
Revenues                                                       $36,622                $8,242            $4,568          $49,432
                                                            -----------            ---------          --------          -------
Expenses:
     Shopping center expenses                                   13,067                 2,927                -            15,994
     Interest expense                                            9,060                 1,749             (279)           10,530
     Management company expense                                     -                     -              6,330            6,330
     Depreciation and amortization                               6,488                 1,072               422            7,982
                                                            -----------            ---------          --------          -------
     Total operating expenses                                   28,615                 5,748             6,473           40,836
                                                            -----------            ---------          --------          -------
Gain (loss) on sale or write-down of assets                         -                     23              (187)            (164)
                                                            -----------            ---------          --------          -------
     Net income (loss)                                          $8,007                $2,517           ($2,092)          $8,432
                                                            ===========            =========          ========          =======


                                                                           Nine Months Ended September 30, 1997
                                                        ------------------------------------------------------------------------
                                                               SDG
                                                             Macerich               Other               Mgmt
                                                         Properties, L.P.       Joint Ventures        Companies         Total
                                                        -----------------       --------------       -----------       --------
Revenues                                                            -                 $8,024            $2,909          $10,933
                                                            -----------            ---------          --------          -------
Expenses:
     Shopping center expenses                                       -                  3,039                -             3,039
     Interest expense                                               -                  1,600               (88)           1,512
     Management company expense                                     -                     -              3,227            3,227
     Depreciation and amortization                                  -                  1,423               268            1,691
                                                            -----------            ---------          --------          -------
     Total operating expenses                                       -                  6,062             3,407            9,469
                                                            -----------            ---------          --------          -------
Loss on sale or write-down of assets                                -                 (9,072)               -            (9,072)
                                                            -----------            ---------          --------          -------
     Net loss                                                       -                ($7,110)            ($498)         ($7,608)
                                                            ===========            =========          ========          =======

                          THE MACERICH COMPANY (THE COMPANY)

              NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                              (DOLLARS IN THOUSANDS)

3. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES AND THE MANAGEMENT COMPANIES -- CONTINUED:

              PRO RATA SHARE OF COMBINED AND CONDENSED STATEMENTS OF
             OPERATIONS OF JOINT VENTURES AND THE MANAGEMENT COMPANIES


                                                                           Three Months Ended September 30, 1998
                                                        ------------------------------------------------------------------------
                                                               SDG
                                                             Macerich               Other               Mgmt
                                                         Properties, L.P.       Joint Ventures        Companies         Total
                                                        -----------------       --------------       -----------       --------
Revenues                                                      $15,746                $2,703            $1,605           $20,054
                                                             --------               -------           -------          --------
Expenses:
     Shopping center expenses                                   5,785                   950                 -             6,735
     Interest expense                                           3,898                   689               (98)            4,489
     Management company expense                                     -                     -             2,421             2,421
     Depreciation and amortization                              3,055                   375               127             3,557
                                                             --------               -------           -------          --------
     Total operating expenses                                  12,738                 2,014             2,450            17,202
                                                             --------               -------           -------          --------
Gain (loss) on sale or write-down of assets                         -                     -                 -                 -
                                                             --------               -------           -------          --------
     Net income (loss)                                         $3,008                  $689             ($845)           $2,852
                                                             ========               =======           =======          ========



                                                                           Three Months Ended September 30, 1997
                                                        ------------------------------------------------------------------------
                                                               SDG
                                                             Macerich               Other               Mgmt
                                                         Properties, L.P.       Joint Ventures        Companies         Total
                                                        -----------------       --------------       -----------       --------
Revenues                                                            -                $2,896            $1,153           $4,049
                                                             --------               -------           -------          --------
Expenses:
     Shopping center expenses                                       -                 1,102                 -            1,102
     Interest expense                                               -                   536               (44)             492
     Management company expense                                     -                     -             1,418            1,418
     Depreciation and amortization                                  -                   480                98              578
                                                             --------               -------           -------          --------
     Total operating expenses                                       -                 2,118             1,472            3,590
                                                             --------               -------           -------          --------
Loss on sale or write-down of assets                                -                (9,140)                -           (9,140)
                                                             --------               -------           -------          --------
Net loss                                                            -               ($8,362)            ($319)          ($8,681)
                                                             ========               =======           =======          ========

                          THE MACERICH COMPANY (THE COMPANY)

              NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                              (DOLLARS IN THOUSANDS)

4.   PROPERTY:

     Property is comprised of the following at:


                                           September 30,        December 31,
                                               1998                 1997
                                              ------               ------
Land                                         $403,738             $313,050
Building Improvements                       1,602,276            1,235,459
Tenant Improvements                            44,710               38,097
Equipment & Furnishings                         8,707                7,576
Construction in Progress                       36,607               13,247
                                           ----------           ----------
                                            2,096,038            1,607,429
Less, accumulated depreciation               (233,896)            (200,250)
                                           ----------           ----------
                                           $1,862,142           $1,407,179
                                           ==========           ==========


                          THE MACERICH COMPANY (THE COMPANY)

              NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                              (DOLLARS IN THOUSANDS)

5.   MORTGAGE NOTES PAYABLE:

     Mortgage notes payable at September 30, 1998 and December 31, 1997 consist of the following:



                                                    Carrying Amount of Notes
                                                   --------------------------
                                              1998                          1997
                                            --------                      --------
Property Pledged                                    Related                        Related       Interest      Payment    Maturity
   As Collateral                      Other          Party           Other          Party          Rate         Terms       Date
----------------                     --------      ---------       ---------      ---------     ---------     ---------   ---------
Capitola Mall                           ----         $37,433           ----        $37,675         9.25%        316 (d)      2001
Chesterfield Towne Center            $65,230           ----         $65,708          ----         9.10%         548(e)       2024
Chesterfield Towne Center              3,290            ----          3,359           ----         8.54%          28(d)      1999
Citadel                               74,861            ----         75,600           ----         7.20%         544(d)      2008
Corte Madera, Village at (k)          40,000           ----            ----           ----         9.63%  interest only      1998
Crossroads Mall (a)                     ----          35,374           ----        35,638          7.08%         244(d)      2010
Fresno Fashion Fair (j)               69,000           ----          38,000          ----          6.52%  interest only      2008
Greeley Mall                          17,251           ----          17,815          ----          8.50%         187(d)      2003
Green Tree Mall/Crossroads - OK
     Centre at Salisbury (b)         117,714           ----         117,714          ----          7.23%  interest only      2004
Holiday Village Mall                    ----         17,000            ----        17,000          6.75%  interest only      2001
Lakewood Mall (c)                    127,000           ----         127,000          ----          7.20%  interest only      2005
Northgate Mall                          ----         25,000            ----        25,000          6.75%  interest only      2001
Parklane Mall                           ----         20,000            ----        20,000          6.75%  interest only      2001
Queens Center                         65,100           ----          65,100          ----            (f)  interest only      1999
Rimrock Mall                          31,134           ----          31,517          ----          7.70%         244(d)      2003
South Plains Mall                     29,441           ----            ----          ----       6.3% (i)        348 (d)      2008
South Towne Center                    64,000           ----          65,000          ----      6.61% (g)  interest only      2008
Valley View Center                    51,000           ----          51,000          ----          7.89%  interest only      2006
Villa Marina Marketplace              58,000           ----          58,000          ----          7.23%  interest only      2006
Vintage Faire Mall (h)                54,757           ----          55,433          ----          7.65%         427(d)      2003
Westside Pavilion                    100,000           ----            ----          ----          6.67%  interest only      2008
                                   ---------      ---------       ---------     ---------
         Total                      $967,778       $134,807        $771,246      $135,313
                                   =========      =========       =========     =========

Weighted average interest rate at September 30, 1998                                              7.01%
                                                                                                 =====
Weighted average interest rate at December 31, 1997                                               7.42%
                                                                                                 =====


Notes:

     (a) This note was issued at a discount. The discount is being amortized over the life of the loan using the effective interest method. At September 30, 1998 and December 31, 1997, the unamortized discount was $405 and $430, respectively.

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

                          THE MACERICH COMPANY (THE COMPANY)

              NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                              (DOLLARS IN THOUSANDS)

5.   MORTGAGE NOTES PAYABLE, CONTINUED:

          The Notes require the Company to deposit all cash flow from the property operations with a trustee to meet its obligations under the Notes. Cash in excess of the required amount, as defined, is released. Included in cash and cash equivalents is $750 of restricted cash deposited with the trustee at September 30, 1998 and at December 31, 1997.

     (d)  This represents the monthly payment of principal and interest.

     (e) This amount represents the monthly payment of principal and interest. In addition, contingent interest, as defined in the loan agreement, may be due to the extent of 35% of the amount by which the property's gross receipts (as defined in the loan agreement) exceed a base amount specified therein. Contingent interest expense recognized by the Company was $234 and $0 for the nine months ended September 30, 1998 and 1997, respectively.

     (f) This loan bears interest at LIBOR plus 0.45%. There is an interest rate protection agreement in place on the first $10,200 of this debt with a LIBOR ceiling of 5.88% through maturity with the remaining principal having an interest rate cap with a LIBOR ceiling at 7.7%.

     (g) In July 1998, this loan was reduced by $1,000 and converted into a fixed rate loan bearing interest at 6.61% maturing in 2008.

     (h) Included in cash and cash equivalents is $3,031 and $3,030 at September 30, 1998 and December 31, 1997, respectively, of cash restricted under the terms of this loan agreement.

     (i) This note was assumed at acquisition. At the time of acquisition in June 1998, this debt was recorded at fair market value and the premium is being amortized over the life of the loan using the effective interest method. The monthly debt service payment is $348 per month and is calculated based on a 12.5% interest rate. At September 30, 1998, the unamortized premium was $6,479.

     (j) The Company incurred a loss on early extinguishment of the old debt of $2,324.

     (k) This loan was refinanced on October 25, 1998. The new loan is for $60,000, bears interest at LIBOR plus 2% and matures on November 1, 1999.

     The Company periodically enters into treasury lock agreements in order to hedge its exposure to interest rate fluctuations on anticipated financings. Under these agreements, the Company pays or receives an amount equal to the difference between the treasury lock rate and the market rate on the date of settlement, based on the notional amount of the hedge. The realized gain or loss on the contracts is recorded on the balance sheet and amortized to interest expense over the period of the hedged loans. The Company has one unsettled treasury lock for a notional amount of

                          THE MACERICH COMPANY (THE COMPANY)

              NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                              (DOLLARS IN THOUSANDS)

5.   MORTGAGE NOTES PAYABLE, CONTINUED:

     $140,000. As of September 30, 1998, the treasury rate lock was higher than the market rate resulting in an unrealized hedge liability of approximately $6,900, which has been accrued at September 30, 1998.

     Certain mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

     Total interest expense capitalized for the three months ending September 30, 1998 and 1997 was $730 and $1,617, respectively; and $2,201 and $1,916 for the nine months ended September 30, 1998 and 1997, respectively.

     The market value of notes payable at September 30, 1998 and December 31, 1997 is estimated to be approximately $1,240,700 and $1,013,000, respectively, based on current interest rates for comparable loans.

6.   BANK NOTES PAYABLE:

     At December 31, 1997, the Company had $55,000 outstanding under its $60,000 unsecured credit facility, which bore interest at LIBOR plus 1.325%. On February 26, 1998, the Company increased this credit facility to $150,000 with a maturity of February 2000, currently bearing interest at LIBOR plus 1.10%. As of September 30, 1998, $140,000 was outstanding on this line of credit.

7.   CONVERTIBLE DEBENTURES:

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

8.   RELATED-PARTY TRANSACTIONS:

     The Company has engaged The Management Companies to manage the operations of its properties and certain unconsolidated joint ventures. For the three months ending September 30, 1998 and 1997, management fees of $718 and $552, respectively; and for the nine months ending September 30, 1998 and 1997 of $1,968 and $1,572, respectively, were paid to the Management Companies by the Company.

                          THE MACERICH COMPANY (THE COMPANY)

              NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                              (DOLLARS IN THOUSANDS)

8.   RELATED-PARTY TRANSACTIONS, CONTINUED:

     Certain mortgage notes were held by outside partners of the individual Macerich Group partnerships. Interest expense in connection with these notes was $2,784 and $2,538 for the three months ended September 30, 1998 and 1997, respectively; and $7,659 and $7,531 for the nine months ended September 30, 1998 and 1997, respectively. Included in accrued interest expense is interest payable to these partners of $492 and $517 at September 30, 1998 and December 31, 1997, respectively.

9.   COMMITMENTS AND CONTINGENCIES:

     Certain partnerships have entered into noncancellable operating ground leases. The leases expire at various times through 2070, subject in some cases to options to extend the terms of the lease.

     Certain leases provide for contingent rent payments based on a percent of base rent income, as defined. Ground rent expenses were $115 and $230 for the three months ended September 30, 1998 and 1997, respectively; and $760 and $573 for the nine months ended September 30, 1998 and 1997, respectively. There were no contingent rents in either period.

     Perchloroethylene (PCE) has been detected in soil and groundwater in the vicinity of a dry cleaning establishment at North Valley Plaza, formerly owned by a joint venture of which the Company was a member. The property was sold on December 18, 1997. The California Department of Toxic Substances Control (DTSC) advised the Company in 1995 that very low levels of Dichloroethylene (1,2 DCE), a degradation byproduct of PCE, had been detected in a municipal water well located 1/4 mile west of the dry cleaners, and that the dry cleaning facility may have contributed to the introduction of 1,2 DCE into the water well. According to DTSC, the maximum contaminant level (MCL) for 1,2 DCE which is permitted in drinking water is 6 parts per billion (ppb). The 1,2 DCE was detected in the water well at a concentration of 1.2 ppb, which is below the MCL. The Company has retained an environmental consultant and has initiated extensive testing of the site. Remediation began in October 1997. The joint venture agreed (between itself and the buyer) that it would be responsible for continuing to pursue the investigation and remediation of impacted soil and groundwater resulting from releases of PCE from the former dry cleaner. $100 and $65 have already been incurred by the Company for remediation, and professional and legal fees for the periods ending September 30, 1998 and 1997, respectively. An additional $461 and $621 was accrued as a liability by the Company as of September 30, 1998 and September 30, 1997, respectively. The Company has been sharing costs on a 50/50 basis with a former owner of the property and intends to look to additional responsible parties for recovery.

     Low levels of toluene, a petroleum constituent, was detected in one of three groundwater dewatering system holding tanks at Queens Center. No government agency has requested any action to address this matter. Although the Company believes that no remediation will be required, the Company established a $150 reserve in 1996 to cover professional fees and testing costs, which was reduced by costs incurred of $1 and $5 for the nine months ending September 30, 1998 and 1997, respectively. The Company intends to look to the responsible parties and insurers if remediation is required.

                          THE MACERICH COMPANY (THE COMPANY)

              NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                              (DOLLARS IN THOUSANDS)

9.   COMMITMENTS AND CONTINGENCIES, CONTINUED:

     The Company acquired Fresno Fashion Fair in December 1996. Asbestos has been detected in structural fireproofing throughout much of the Center. Testing data conducted by professional environmental consulting firms indicates that the fireproofing is largely inaccessible to building occupants and is well adhered to the structural members. Additionally, airborne concentrations of asbestos were well within OSHA's permissible exposure limit (PEL) of .1 fcc. The accounting for this acquisition includes a reserve of $3.3 million to cover future removal of this asbestos, as necessary. The Company incurred $206 and $94 in remediation costs for the nine months ending September 30, 1998 and 1997, respectively.

10.  PRO FORMA INFORMATION:

     On February 27, 1998, the Company, through a 50/50 joint venture, SDG Macerich Properties, L.P., acquired a portfolio of twelve regional malls. Additionally, on June 19, 1998, the Company acquired South Plains Mall in Lubbock, Texas for approximately $115,700. The purchase price consisted of $29,400 of debt, at market value, and $86,300 of cash.

     On July 1, 1998, the Company acquired the Westside Pavilion in Los Angeles, California for $170,500. The purchase price was funded from the Company's line of credit and a new ten year $100,000 mortgage placed on the property at closing at an effective fixed interest rate of 6.67% .

     The Company acquired 40% of the Village at Corte Madera in Corte Madera, California, on June 16 and the remaining 60% on July 24, 1998 and also acquired Carmel Plaza in Carmel, California on August 10, 1998. The combined purchase price was $165,500 consisting of the assumption of $40,000 of debt and the issuance of $7,900 of OP units and $117,600 in cash.

     On a pro forma basis, reflecting these acquisitions and the 1998 equity offerings as if they had occurred on January 1, 1998 and 1997, the Company would have reflected net income of $30,200 and $21,400 for the nine months ended September 30, 1998 and 1997, respectively. Net income -- available to common stockholders on a basic and diluted per share basis would be $0.42 and $0.41, for the nine months ended September 30, 1998 respectively; and $0.29 and $0.29, for the nine months ended
     September 30, 1997, respectively.

11.  PREFERRED STOCK:

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

                          THE MACERICH COMPANY (THE COMPANY)

              NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                              (DOLLARS IN THOUSANDS)

12.  SUBSEQUENT EVENTS:

     On November 10, 1998, a dividend\distribution of $0.485 per share was declared for common stockholders and OP unit holders of record on November 24, 1998. In addition, the Company declared a dividend of $0.485 on the Company's Series A cumulative convertible preferred stock and a dividend of $0.485 on the Company's Series B cumulative convertible preferred stock. All dividends/distributions will be payable on December 7, 1998.

                     THE MACERICH COMPANY (THE COMPANY)

                                    ITEM II

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is based primarily on the consolidated balance sheet of The Macerich Company (the "Company") as of September 30, 1998, and also compares the activities for the three and nine months ended September 30, 1998 to the activities for the three and nine months ended September 30, 1997.

This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect the fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

This Quarterly Report on Form 10-Q contains or incorporates statements that constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Quarterly Report on Form 10-Q and include statements regarding, among other matters, the Company's growth opportunities, the Company's acquisition strategy, regulatory matters pertaining to compliance with governmental regulations and other factors affecting the Company's financial condition or results of operations. Stockholders are cautioned that any such forward looking statements are not guarantees of future performance and involve risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from the future results, performance or achievements, expressed or implied in such forward looking statements. Such factors include, among others, general economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing and operating expenses; adverse changes in the real estate markets including, among other things, competition with other companies, risks of real estate development and acquisition; governmental actions and initiatives; environmental and safety requirements; and Year 2000 compliance issues of the Company and third parties and related service interruptions or payment delays.

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

"1998 ACQUISITION CENTERS":
     ERE/Yarmouth Portfolio                  February 27, 1998        Eight States
     South Plains Mall                       June 19, 1998            Lubbock, Texas
      Westside Pavilion                      July 1, 1998             Los Angeles, California
     Village at Corte Madera                 June-July 1998           Corte Madera, California
     Carmel Plaza                            August 10, 1998          Carmel, California


The financial statements include the results of these centers for periods subsequent to their acquisition.

                        THE MACERICH COMPANY (THE COMPANY)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

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

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

REVENUES

Minimum and percentage rents together increased by $26.1 million to $133.8 million for the nine months ended September 30, 1998 compared to $107.7 million in the nine months ended September 30, 1997. The 1997 and 1998 Acquisition Centers contributed $24.8 million of the increase with approximately $1.3 million generated from the Same Centers. The impact of EITF 98-9, "Accounting for Contingent Rents in Interim Financial Periods," which was implemented on April 1, 1998, reduced percentage rents by $2.8 million for the nine months ending September 30, 1998.

REVENUES

Tenant recoveries for the nine months ended September 30, 1998 increased by $11.2 million compared to the same period in 1997. This was primarily due to the addition of the 1997 and 1998 Acquisition Centers. In addition, Same Centers recoveries increased by $0.5 million due to increased recoverable expenses during the year.

                        THE MACERICH COMPANY (THE COMPANY)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

EXPENSES

Shopping center expenses increased by $10.3 million for the nine months ended September 30, 1998 compared to the same period in 1997. Approximately $10.6 million of the increase was due to the addition of the 1997 and 1998 Acquisition Centers. The Same Centers had a net decrease of $0.4 million, primarily from a decrease in maintenance, repair, security and utility expenses.

General and administrative expenses increased to $3.1 million for the nine months ended September 30, 1998 compared to $2.1 million in the same period in 1997, primarily due to the accounting change required by EITF 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions", which requires the expensing of internal acquisition costs. Previously, in accordance with GAAP, certain internal acquisition costs were capitalized. The increase is also attributable to increased executive and director compensation expense.

Interest expense increased to $66.1 million at September 30, 1998 compared to $47.4 million at September 30, 1997. This increase of $18.7 million is primarily attributable to the acquisition activity in 1997 and 1998, which was partially funded with secured debt and borrowings under the Company's line of credit. In addition, in June and July of 1997, the Company issued $161.4 million of convertible debentures, which resulted in $5.7 million of the increase.

Depreciation and amortization increased to $38.9 million at September 30, 1998 compared to $29.8 million at September 30, 1997. This increase of $9.1 million relates primarily to the 1997 and 1998 Acquisition Centers.

INCOME FROM UNCONSOLIDATED JOINT VENTURES AND THE MANAGEMENT COMPANIES

The income from unconsolidated joint ventures and the Management Companies increased to $8.4 million compared to a $7.6 million loss for the period ended September 30, 1997. $10.5 million of the difference is attributable to the write down, and the loss on the sale, of North Valley Plaza in 1997 and the remaining due to the Joint Venture Acquisitions.

NET INCOME -- AVAILABLE TO COMMON STOCKHOLDERS

Net income for the nine months ended September 30, 1998 increased to $18.8 million compared to $14.8 million for the nine months ended September 30, 1997. This increase was due to the factors discussed above.

CASH FLOWS FROM OPERATING ACTIVITIES

As a result of the factors discussed above, cash flow from operations increased to $82.8 million for the nine months ended September 30, 1998 from $55.4 million during the same period in 1997. This increase is primarily due to increased net operating income from the 1997 and 1998 Acquisition Centers.

                        THE MACERICH COMPANY (THE COMPANY)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash flow used in investing activities increased to $655.8 million for the nine months ended September 30, 1998 from $162.8 million for the same period in 1997. This increase is primarily due to the increase in cash used for acquisitions in the nine months ended September 30, 1998 compared to the same period in 1997.

CASH FLOWS FROM FINANCING ACTIVITIES

Cash flow from financing activities increased to $564.7 million for the nine months ended September 30, 1998 from $104.6 million for the same period in 1997 as a result of net proceeds received from issuing stock and debt in 1998.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

REVENUES

Minimum and percentage rents together increased by $11.9 million to $49.9 million for the three months ended September 30, 1998 compared to $38.0 million in the three months ended September 30, 1997. The 1997 and 1998 Acquisition Centers contributed the majority of this increase. The impact of EITF 98-9, which was implemented April 1, 1998, reduced percentage rents by $1.0 million for the three months ended September 30, 1998.

Tenant recoveries for the third quarter of 1998 increased by $5.3 million compared to the third quarter of 1997. The addition of the 1997 and 1998 Acquisition Centers represented $6.0 million of this increase with the offsetting decrease of $1.3 million attributable to the Same Centers.

EXPENSES

Shopping center expenses increased by $4.2 million for the three months ended September 30, 1998 compared to the same period in 1997. Approximately $5.7 million of the increase was due to the addition of the 1997 and 1998 Acquisition Centers. The Same Centers had a net decrease of $1.5 million, primarily from a decrease in maintenance, repair, security and utility expenses.

Interest expense increased to $24.9 million for the three months ended September 30, 1998 compared to the $16.2 million for the three months ended September 30, 1997. This increase of $8.7 million is primarily attributable to the acquisition activity in 1997 and 1998, which was partially funded with secured debt and borrowings under the Company's line of credit.

Depreciation and amortization increased to $15.3 million for the three months ended September 30, 1998 compared to $10.1 million for the same period in 1997. This increase of $5.2 million relates primarily to the 1997 and 1998 Acquisition Centers.

                        THE MACERICH COMPANY (THE COMPANY)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

INCOME FROM UNCONSOLIDATED JOINT VENTURES AND THE MANAGEMENT COMPANIES

The income from unconsolidated joint ventures and the Management Companies increased to $2.8 million for the three months ended September 30, 1998 compared to an $8.7 million loss for the same period in 1997. $10.5 million of the change is attributable to the write down, and the loss on sale, of North Valley Plaza in 1997 and the remaining due to the Joint Venture Acquisitions.

NET INCOME -- AVAILABLE TO COMMON STOCKHOLDERS

Net income for the three months ended September 30, 1998 increased to $4.6
million compared to $1.9    million for the three months ended September 30,
1997.  This increase was due to the factors discussed above.

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

The Company believes that it will have access to the capital necessary to expand its business in accordance with its strategies for growth and maximizing Funds from Operations. The Company presently intends to obtain the additional capital necessary to expand its business through a combination of additional equity offerings and debt financings.

The Company's total outstanding loan indebtedness at September 30, 1998 was $1.7 billion (including its pro rata share of joint venture debt). This equated to a debt to Total Market Capitalization (defined as total debt of the Company, including its pro rata share of joint venture debt, plus aggregate market value of outstanding shares of common stock, assuming full conversion of all outstanding OP Units and preferred stock into common stock) ratio of 54% at September 30, 1998. The Company's debt consists primarily of fixed rate, conventional mortgages payable secured by individual properties. In connection with $65.1 million of the Company's floating rate indebtedness, the Company has entered into interest rate protection agreements that limit the Company's exposure to increases in interest rates.

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

                        THE MACERICH COMPANY (THE COMPANY)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

The Company has an unsecured line of credit for up to $150 million. There was $55 million of borrowings outstanding at December 31, 1997 and $140 million outstanding on September 30, 1998.

At September 30, 1998 and December 31, 1997, the Company had cash and cash equivalents of $16.9 million and $25.2 million, respectively.

YEAR 2000 READINESS DISCLOSURE

The information provided below contains Year 2000 statements and is a Year 2000 Readiness Disclosure pursuant to Pub. L. No. 105-271.

Year 2000 Issues

The Year 2000 issue results from computer programs and embedded technology using two digits rather than four to define the applicable year. The Company's computer equipment and software and devices with embedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or erroneous data which would cause disruptions of operations.

The Company has initiated a Year 2000 compliance program consisting of the following phases: (1) identification of Year 2000 issues; (2) assessment of Year 2000 compliance of systems; (3) remediation or replacement of non-compliant systems; (4) testing to verify compliance; and (5) contingency planning, as appropriate. This program includes a review of both information technology ("IT") and non-IT systems and is being supervised by the Company's Year 2000 task force which consists of management as well as operational and IT staff members.

IT Systems

The Company is conducting a review of its core computer hardware systems and software programs to determine if such systems and programs will properly process dates in the Year 2000 and thereafter. Based on manufacturer or vendor information, the Company presently believes most of its critical computer hardware systems and software programs are substantially Year 2000 compliant. The Company is currently in the process of conducting its own evaluation and testing to verify compliance of its critical hardware systems and software and expects to conclude such testing by April 1, 1999. The most important software program to the Company's operations is its property management and accounting software. The Company has been advised by its independent software vendor that it has completed its evaluation, testing and modification of this program and the necessary changes have been completed to achieve Year 2000 compliance. The Company is conducting its own evaluation and testing to confirm this conclusion. The Company is also in the process of assessing the Year 2000 compliance of other non-critical hardware systems and software programs and expects to complete such phases by December 31, 1998.

                        THE MACERICH COMPANY (THE COMPANY)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Non-IT Systems

Part of the Company's Year 2000 program also includes a review of the various operating systems of each of its portfolio properties and main offices. These systems typically include embedded technology which complicates the Company's Year 2000 efforts. Examples of these types of systems include energy management systems, telecommunications systems, elevators, security systems and copiers. The various operating systems are initially assigned priorities based on the importance of the system to each property's operations and the potential impact of non-compliance. A majority of the Company's properties have substantially completed their initial assessment of each system and are verifying Year 2000 compliance through the manufacturers and/or vendors of the systems. Based on the information received, each property will prepare recommendations regarding the remediation and testing phases. Remediation and testing recommendations and time lines will be prepared based on the importance of each system to the property's operations. The Company currently anticipates completing the remediation and testing phases for the critical operating systems at each property prior to June 1, 1999 and expects the Year 2000 program to continue beyond January 1, 2000 with respect to non-critical systems and issues.

Material Third Parties

The Company is in the process of communicating with material vendors, utilities, and tenants about their plans and progress in addressing the Year 2000 issues. The Company will monitor the Year 2000 progress of these entities and evaluate the impact of their progress on the Company's operations.

Costs

Because the Company's assessment and remediation efforts are ongoing, the Company is unable to estimate the actual costs of achieving Year 2000 compliance for its internal systems and equipment. To date, the Company has not expended significant amounts since its evaluation of Year 2000 issues has been primarily conducted by its own personnel.

Risks

As is true of most businesses, the Company is vulnerable to external forces that might generally effect industry and commerce, such as utility company Year 2000 compliance failures and related service interruptions. In addition, failure of information and operating systems of tenants may delay the payment of rent to the Company. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario since the Company is unable at this time to clearly identify such a scenario. The Company will continue to evaluate these and other potential areas of risk and develop contingency plans, as appropriate.

Based on currently available information, the Company believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected in a timely manner, there can be no assurance that the Year 2000 issue will not adversely affect the Company's results of operations or adversely affect the Company's relationships with tenants or other third parties. Additionally, there can be no assurance that the Year 2000 issues of third parties will not have an adverse impact on the Company's results of operations.

                        THE MACERICH COMPANY (THE COMPANY)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

FUNDS FROM OPERATIONS

The Company believes that the most significant measure of its performance is Funds from Operations ("FFO"). FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") to be: Net income (computed in accordance with GAAP), excluding gains or losses from debt restructuring and sales or write down of assets, plus depreciation and amortization (excluding depreciation on personal property and amortization of loan and financial instrument costs) and after adjustments for unconsolidated entities. Adjustments for unconsolidated entities will be calculated on the same basis. FFO does not represent cash flow from operations, as defined by generally accepted accounting principles, and is not necessarily indicative of cash available to fund all cash flow needs. The following reconciles net income -- available to common stockholders to FFO:


                                                                                 Nine months ended September 30,
                                                                               1998                           1997
                                                                    --------------------------    ---------------------------
                                                                      Shares         Amount          Shares          Amount
                                                                    ------------    ----------    -----------      ----------
                                                                                      (amounts in thousands)
Net income - available to common stockholders                                      $   18,769                     $   14,793

Adjustments to reconcile net income to FFO:
     Minority interest                                                                  7,748                           7,195
     Depreciation and amortization on wholly owned properties                          38,919                          29,815
     Pro rata share of unconsolidated entities' depreciation and
          amortization                                                                  7,982                           1,691
     Gain on sale of assets                                                                (9)                         (1,620)
     Extraordinary loss on early extinguishment of debt                                 2,414                             563
     Pro rata share of (gain) loss on sale or write-down
          from unconsolidated entities                                                    164                           9,072
     Amortization of loan costs, including interest rate caps                          (2,109)                         (1,376)
     Depreciation of personal property                                                   (534)                           (389)
                                                                                    ---------                       ---------
FFO - basic (1)                                                         42,310         73,344          37,981          59,744

To arrive at FFO - diluted:
     Impact of convertible preferred stock                               5,027          6,898               -               -
     Impact of stock options and restricted stock using
         the treasury method                                               610            411             421             179
     Impact of convertible debentures                                                   (n/a  anti-dilutive)
                                                                      --------       --------         -------        --------
FFO - diluted (2)                                                       47,947        $80,653          38,402         $59,923
                                                                      ========       ========         =======        ========


                        THE MACERICH COMPANY (THE COMPANY)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:


                                                                                 Three months ended September 30,
                                                                               1998                           1997
                                                                    --------------------------    ---------------------------
                                                                      Shares         Amount          Shares          Amount
                                                                    ------------    ----------    -----------      ----------
                                                                                      (amounts in thousands)
Net income - available to common stockholders                                         $   4,579                     $  1,870

Adjustments to reconcile net income to FFO:
     Minority interest                                                                    1,558                          871
     Depreciation and amortization on wholly owned properties                            15,312                       10,134
     Pro rata share of unconsolidated entities' depreciation and
          amortization                                                                    3,557                          578
     Gain on sale of assets                                                                   -                       (1,620)
     Extraordinary loss on early extinguishment of debt                                   2,324                           51
     Pro rata share of (gain) loss on sale or write-down
          from unconsolidated entities                                                        -                        9,140

     Amortization of loan costs, including interest rate caps                              (608)                        (542)
     Depreciation of personal property                                                     (168)                        (166)
                                                                                      ---------                    ---------
FFO - basic (1)                                                           44,761         26,554        38,023         20,316

To arrive at FFO - diluted:
     Impact of convertible preferred stock                                 9,114          4,193             -              -
     Impact of stock options and restricted stock using
         the treasury method                                                 592            155           421             60
     Impact of convertible debentures                                                   (n/a  anti-dilutive)
                                                                        --------       --------       -------       --------
FFO - diluted (2)                                                         54,467        $30,902        38,444        $20,376
                                                                        ========       ========       =======       ========


1) Calculated based upon basic net income as adjusted to reach basic FFO. Weighted average number of shares includes the weighted average shares of common stock outstanding for 1998 and 1997 assuming the conversion of all outstanding OP units.

2) The computation of FFO -- diluted and diluted average number of shares outstanding includes the effect of outstanding common stock options and restricted stock using the treasury method. Convertible debentures are anti-dilutive and are not included. On February 25, 1998, the Company sold $100 million of cumulative convertible preferred stock. On June 17, 1998, the Company sold an additional $150 million of cumulative convertible preferred stock. The preferred stock can be converted on a 1 for 1 basis for common stock. These preferred shares are not assumed converted for purposes of net income per share as they would be anti-dilutive to that calculation. The preferred shares are assumed converted for purposes of FFO diluted per share as they are dilutive to that calculation.

                        THE MACERICH COMPANY (THE COMPANY)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

Included in minimum rents were rents attributable to the accounting practice of straight-lining of rents. The amount of straight-lining of rents that impacted minimum rents was $2.7 million and $2.6 million for the nine months ended September 30, 1998 and 1997, respectively; and $0.9 million and $0.8 million for the three months ended September 30, 1998 and 1997, respectively.

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

NEW ACCOUNTING PRONOUNCEMENTS

In March, 1998, the FASB, through its Emerging Issues Task Force ("EITF"), concluded based on EITF 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions," that all internal costs to source, analyze and close acquisitions should be expensed as incurred. The Company has historically capitalized these costs, in accordance with GAAP. The Company has adopted the FASB's interpretation effective March 19, 1998, and expects the impact to be an approximate $.05 per share reduction of net income and FFO - diluted per share in 1998.

In May, 1998, the FASB, through the EITF, modified the timing of recognition of revenue for percentage rent received from tenants in EITF 98-9, "Accounting for Contingent Rents in Interim Financial Periods." The Company applied this accounting change as of April 1, 1998. Although the Company believes this accounting change will have no material impact on the annual percentage rent recognized, the accounting change had the effect of deferring $1.8 and $1.6 million of percentage rent that would have been recognized for the three months ended June 30, 1998 and the three months ended September 30, 1998, respectively, using the previous GAAP accounting method for percentage rent recognition. As a result of this accounting change, the Company expects a portion of percentage rent that previously would be recognized in the second and third quarters to be recognized in the fourth quarter.

In June 1998, the FASB issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for the Company's financial statements for periods beginning January 1, 2000. The new standard requires companies to record derivatives on the balance sheet, measured at fair value. Changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company has not yet determined when it will implement FAS 133 nor has it completed the complex analysis required to determine the impact on its financial statements.

                        THE MACERICH COMPANY (THE COMPANY)

                                    PART II

OTHER INFORMATION
-----------------

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

Item 2    Changes in Securities and Use of Proceeds

     On July 24, 1998, as partial consideration for the acquisition of The Village at Corte Madera ("Corte Madera"), The Macerich Partnership, L.P. (the "Operating Partnership") issued $8 million of OP Units in a private placement pursuant to Section 4(2) of the Securities Act to Harry S. Newman and LeRoy H. Brettin (the "Investors") as sellers of Corte Madera. The OP Units are redeemable by the Operating Partnership for cash, or at the option of the Company, for Common Stock. The Company and the Operating Partnership entered into a Redemption, Registration and Rights and Lock-Up Agreement (the "Registration Rights Agreement") with the Investors with respect to such OP Units and Common Stock. The Registration Rights Agreement, among other things, provides certain piggyback registration rights to the Investors. A copy of the Registration Rights Agreement is attached hereto as Exhibit 4.1. Additional information regarding the purchase of Corte Madera was filed with the Commission on Form 8-K dated August 7, 1998, event date July 24, 1998.

Item 3    Defaults Upon Senior Securities

     None

Item 4    Submission of Matters to a Vote of Security Holders

     None

Item 5    Other Information

     None

                        THE MACERICH COMPANY (THE COMPANY)

Item 6    Exhibits and Reports on Form 8-K

     (a)  Exhibits

     NUMBER    DESCRIPTION

     None

     (b)  Reports on Form 8-K

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

          A report on Form 8-K dated August 20, 1998, event date August 10, 1998, was filed with the Securities and Exchange Commission for the purpose of disclosing the acquisition of Carmel Plaza.

          A report on Form 8-K/A, Amendment No. 1, dated August 21, 1998, event date July 1, 1998, was filed with the Securities and Exchange Commission for the purpose of disclosing certain financial statements and pro forma financial information regarding the acquisition of Westside Pavilion.

          A report on Form 8-K/A, Amendment No. 2, dated September 11, 1998, event date July 1, 1998, was filed with the Securities and Exchange Commission for the purpose of disclosing certain financial statements and pro forma financial information regarding the acquisition of Westside Pavilion.

          A report on Form 8-K/A, Amendment No. 1, dated November 10, 1998, event date July 24, 1998 and August 10, 1998, was filed with the Securities and Exchange Commission for the purpose of disclosing certain financial statements and pro forma financial information regarding the acquisitions of The Village at Corte Madera and Carmel Plaza.

                        THE MACERICH COMPANY (THE COMPANY)

                                     Signatures





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              The Macerich Company





                              By: /s/ THOMAS E. O'HERN
                                  ---------------------------------
                                  Thomas E. O'Hern
                                  Senior Vice President and
                                  Chief Financial Officer




Date:  November 13, 1998

                        THE MACERICH COMPANY (THE COMPANY)

                                 Exhibit Index

Exhibit No.
Page
-----------

     (a)  Exhibits

          Number         Description
          ------         -----------

          None