Form 10-K
period 1998-12-31
MACERICH CO
filed 1999-03-30
CIK 912242

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark one)


/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 1998.
                                                  OR
/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from__________________ to ______________
         Commission File Number 1-12504

                              THE MACERICH COMPANY
             (Exact Name of Registrant as Specified in Its Charter)

                 Maryland                           95-4448705
     (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)            Identification No.)

      401 Wilshire Boulevard, # 700
         Santa Monica, California                      90401
 (Address of principal executive office)            (Zip Code)

Registrant's telephone number, including area code: (310) 394-6000 SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                 ON WHICH REGISTERED
             -------------------                -----------------------
                Common Stock,
               $0.01 Par Value                  New York Stock Exchange

               Preferred Share                  New York Stock Exchange
               Purchase Rights

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIODS THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORT(S)) AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X   NO      .
                                               ----    ----
           Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. _

         As of February 18, 1999, the aggregate market value of the 25,586,863 shares of Common Stock held by non-affiliates of the registrant was $598 million based upon the closing price ($23.375) on the New York Stock Exchange composite tape on such date. (For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant and certain other shareholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.) As of February 18, 1999, there were 33,944,863 shares of Common Stock outstanding.

                          DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the annual stockholders meeting to be held in 1999 are incorporated by reference into Part III.

                              THE MACERICH COMPANY
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                TABLE OF CONTENTS


Item No.                                                                                            Page No.
--------                                                                                            --------
                                                           PART I
     1.        Business.........................................................................       1-10
     2.        Properties.......................................................................      11-17
     3.        Legal Proceedings................................................................         17
     4.        Submission of Matters to a Vote of Security Holders..............................         17



                                                          PART II

     5.        Market for the Registrant's Common Equity and Related Stockholder Matters........         18
     6.        Selected Financial Data..........................................................      19-22
     7.        Management's Discussion and Analysis of Financial
                        Condition and Results of Operations.....................................      23-34
     7A.       Quantitative and Qualitative Disclosures
                        About Market Risk.......................................................      34-35
     8.        Financial Statements and Supplementary Data......................................         35
     9.        Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosure.....................................         35

                                                          PART III

     10.       Directors and Executive Officers of the Company..................................         36
     11.       Executive Compensation...........................................................         36
     12.       Security Ownership of Certain Beneficial Owners and Management...................         36
     13.       Certain Relationships and Related  Transactions..................................         36


                                                          PART IV

     14.       Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form
               8-K...............................................................................     37-72

                                                        SIGNATURES

                                     PART I
ITEM I.  BUSINESS

         GENERAL

         The Macerich Company (the "Company") is involved in the acquisition, ownership, redevelopment, management and leasing of regional and community shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"). The Operating Partnership owns or has an ownership interest in 46 regional shopping centers and seven community shopping centers aggregating approximately 40 million square feet of gross leasable area. These 53 regional and community shopping centers are referred to hereinafter as the "Centers", unless the context otherwise requires. The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Company's three management companies, Macerich Property Management Company, a California corporation, Macerich Manhattan Management Company, a California corporation, and Macerich Management Company, a California corporation (collectively, the "Management Companies").

         The Company was organized as a Maryland corporation in September 1993 to continue and expand the shopping center operations of Mace Siegel, Arthur M. Coppola, Dana K. Anderson and Edward C. Coppola and certain of their business associates.

         All references to the Company in this Form 10-K include the Company, those entities owned or controlled by the Company and predecessors of the Company, unless the context indicates otherwise.

RECENT DEVELOPMENTS

         A. EQUITY OFFERINGS

         The Company sold 7,920,181 shares of its common stock in six offerings during 1998, raising $203.8 million of net proceeds.

         On February 25, 1998, the Company issued 3,627,131 shares of its Series A cumulative convertible redeemable preferred stock ("Series A Preferred Stock") for net proceeds totaling $99.0 million.

         On June 17, 1998, the Company issued 5,487,471 shares of its Series B cumulative convertible redeemable preferred stock ("Series B Preferred Stock") for net proceeds totaling $148.5 million.

         The total net proceeds from the 1998 common and preferred stock offerings totaled $451.3 million. These proceeds were used for the 1998 acquisitions, reducing borrowings under the Company's line of credit and general corporate purposes.

B.       ACQUISITIONS

         On February 27, 1998, the Company, through a 50/50 joint venture with an affiliate of Simon Property Group, Inc., acquired the ERE Yarmouth portfolio of twelve regional malls. The properties in the portfolio comprise 10.7 million square feet and are located in eight states. The total purchase price was $974.5 million, which included $485.0 million of assumed debt, at market value. The Company's share of the cash component of the purchase price was funded by issuing $100.0 million of Series A Preferred Stock, $80.0 million of common stock and borrowing the balance from the Company's line of credit.

         South Plains Mall was acquired on June 19, 1998. South Plains Mall is a 1,140,574 square foot super regional mall located in Lubbock, Texas. The purchase price was $115.5 million, consisting of $29.3 million of assumed debt, at fair market value, and $86.2 million of cash. The cash portion was funded with a portion of the proceeds from the Company's Series B Preferred Stock offering.

         Westside Pavilion was acquired on July 1, 1998 for $170.5 million. Westside Pavilion is a 755,759 square foot regional mall located in Los Angeles, California. The purchase price was funded with a portion of the proceeds from the Company's Series B Preferred Stock offering, borrowings under the Company's line of credit and the placement of a ten year $100.0 million mortgage secured by the property.

         The Village at Corte Madera is a 428,398 square foot regional mall in Corte Madera, California, which the Company acquired in two phases: (i) 40% on June 16, 1998 and (ii) the remaining 60% on July 24, 1998. In addition, Carmel Plaza, a 115,215 square foot community shopping center in Carmel, California was acquired on August 10, 1998. The combined purchase price was $165.5 million, consisting of $40.0 million of assumed debt, the issuance of $7.9 million of limited partnership interests in the Operating Partnership ("OP Units") and $117.6 million in cash. The cash component was funded by borrowings under the Company's line of credit.

         Northwest Arkansas Mall was acquired on December 15, 1998. Northwest Arkansas Mall is a 780,237 square foot regional mall located in Fayetteville, Arkansas. The purchase price of $94.0 million was funded by a concurrently placed loan of $63.0 million and borrowings of $31.0 million under the Company's line of credit.

         On February 18, 1999, through a 51/49 joint venture with Ontario Teachers' Pension Plan Board, the Company closed on the first phase of a two phase acquisition of a portfolio of properties. The phase one closing included the acquisition of three regional malls, the retail component of a mixed-use development, five contiguous properties and two non-contiguous community shopping centers comprising approximately 3.6 million square feet for a total purchase price of approximately $427.0 million. The purchase price was funded with a $120.0 million loan placed concurrently with the closing, $140.4 million of debt from an affiliate of the seller, and $39.4 million of assumed debt. The balance of the purchase price was paid in cash. The Company's share of the cash component was funded with the proceeds from two refinancings of centers and borrowings under the Company's line of credit. The second phase consists of the acquisition of the office component of the mixed-use development for a purchase price of approximately $115 million. The closing of the second phase is expected to occur in May 1999.

         C. REFINANCINGS

         On August 3, 1998, the Company, along with the joint venture partner, refinanced the debt secured by Broadway Plaza. The loan of $43.5 million was paid in full and a new note was issued for $75.0 million bearing interest at a fixed rate of 6.68% and maturing August 1, 2008.

         On August 7, 1998, the Company refinanced the debt on Fresno Fashion Fair. A $38.0 million loan was paid in full and a new secured note was issued for $69.0 million bearing interest at fixed rate of 6.52% and maturing August 10, 2008.

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

         Although a variety of retail formats compete for consumer purchases, the Company believes that Regional Shopping Centers will continue to be a preferred shopping destination. The combination of a climate controlled shopping environment, a dominant location, and a diverse tenant mix has resulted in Regional Shopping Centers generating higher tenant sales than are generally achieved at smaller retail formats. Further, the Company believes that department stores located in Regional Shopping Centers will continue to provide a full range of current fashion merchandise at a limited number of locations in any one market, allowing them to command the largest geographical trade area of any retail format.

         COMMUNITY SHOPPING CENTERS

         Community Shopping Centers are designed to attract local and neighborhood customers and are typically open air shopping centers, with one or more supermarkets, drugstores or discount department stores. National retailers such as Kids-R-Us at Bristol Shopping Center, Toys-R-Us at Boulder Plaza, and The Gap, Victoria's Secret and Express/Bath and Body at Villa Marina, provide the Company's Community Shopping Centers with the opportunity to draw from a much larger trade area than a typical supermarket or drugstore anchored Community Shopping Center.

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

         The Company made the following acquisitions in 1997: South Towne Center in Sandy, Utah on March 27, 1997; Stonewood Mall in Downey, California on August 6, 1997; Manhattan Village in Manhattan Beach, California on August 19, 1997 through a joint venture in which the Company owns a 10% interest; The Citadel in Colorado Springs, Colorado on December 19, 1997, and Great Falls Marketplace in Great Falls, Montana on December 31, 1997. Together these properties are known as the "1997 Acquisition Centers."

         The Company made the following acquisitions in 1998: The Company along with a 50/50 joint venture partner, acquired a portfolio of twelve regional malls totaling 10.7 million square feet on February 27, 1998; South Plains Mall in Lubbock, Texas on June 19,1998; Westside Pavilion in Los Angeles, California on July 1, 1998; Village at Corte Madera in Corte Madera, California in June and July 1998; Carmel Plaza in Carmel, California on August 10, 1998; and Northwest Arkansas Mall in Fayetteville, Arkansas on December 15, 1998. Together, these properties are known as the "1998 Acquisition Centers."

         On February 18, 1999, the Company, along with a joint venture partner, acquired a portfolio of three regional malls, the retail component of a mixed-use development, five contiguous properties and two non-contiguous community shopping centers totaling approximately 3.6 million square feet. The Company is a 51% owner of this portfolio. The second phase of this transaction consists of the acquisition of the office component of the mixed-use development which is expected to occur in May 1999.

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

         THE CENTERS. As of February 18, 1999, the Centers consist of 46 Regional Shopping Centers and seven Community Shopping Centers aggregating approximately 40 million square feet of GLA. The 46 Regional Shopping Centers in the Company's portfolio average approximately 842,000 square feet of GLA and range in size from 1.9 million square feet of GLA at Lakewood Mall to 324,859 square feet of GLA at Panorama Mall. The Company's seven Community Shopping Centers, Albany Plaza, Boulder Plaza, Bristol Shopping Center, Carmel Plaza, Eastland Plaza, Great Falls Marketplace and Villa Marina Marketplace, have an average of 180,000 square feet of GLA. The 46 Regional Shopping Centers presently include 163 Anchors totaling approximately 22.0 million square feet of GLA and approximately 5,515 Mall and Freestanding Stores totaling approximately
18.0 million square feet of GLA.

         Total revenues increased from $221.2 million in 1997 to $283.9 million in 1998 primarily due to the 1998 and 1997 acquisitions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Lakewood Mall generated 10.5% of total shopping center revenues in 1997 and 16.0% in 1996. Queens Center accounted for 13.8% of 1996 shopping center revenue. No Center generated more than 10% of shopping center revenues during 1998.

         COST OF OCCUPANCY

         The Company's management believes that in order to maximize the Company's operating cash flow, the Centers' Mall Store tenants must be able to operate profitably. A major factor contributing to tenant profitability is cost of occupancy. The following table summarizes occupancy costs for Mall Store tenants in the Centers as a percentage of total Mall Store sales for the last three years:


                                                   For the Year Ended December 31,

                                               1996 (2)       1997 (3)        1998 (4)
                                               --------       --------        --------
Minimum rents                                    8.3%           7.9%            7.7%
Percentage rents                                 0.4%           0.4%            0.4%
Expense recoveries (1)                           2.9%           3.0%            3.0%
                                               -------        -------         -------
Mall tenant occupancy costs                     11.6%          11.3%           11.1%
                                               -------        -------         -------
                                               -------        -------         -------


(1)  Represents real estate tax and common area maintenance charges.
(2) Excludes Centers acquired in 1996 (the "1996 Acquisition Centers"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(3)  Excludes 1997 Acquisition Centers.
(4)  Excludes 1998 Acquisition Centers.

         COMPETITION

         The 46 Regional Shopping Centers are generally located in developed areas in middle to upper income markets where there are relatively few other Regional Shopping Centers. In addition, 44 of the 46 Regional Shopping Centers contain more than 400,000 square feet of GLA. The Company intends to consider additional expansion and renovation projects to maintain and enhance the quality of the Centers and their competitive position in their trade areas.

         There are numerous owners and developers of real estate that compete with the Company in its trade areas. There are ten other publicly traded mall companies, any of which under certain circumstances, could compete against the Company for an acquisition, an Anchor or a tenant. This results in competition for both acquisition of centers and for tenants to occupy space. The existence of competing shopping centers could have a material impact on the Company's ability to lease space and on the level of rent that can be achieved. There is also increasing competition from other forms of retail, such as factory outlet centers, power centers, discount shopping clubs, mail-order services, internet shopping and home shopping networks that could adversely affect the Company's revenues.

         MAJOR TENANTS

         The Centers derived approximately 89.9% of their total rents for the year ended December 31, 1998 from Mall and Freestanding Stores. One retailer accounted for approximately 6.1% of annual base rents of the Company, and no other single retailer accounted for more than 4.5%, as of December 31, 1998.

         The following retailers (including their subsidiaries) represent the 10 largest retailers in the Company's portfolio (excluding joint ventures) based upon minimum rents in place as of December 31, 1998:

                                        NUMBER OF STORES       % OF TOTAL MINIMUM RENTS
                  RETAILER               IN THE CENTERS         AS OF DECEMBER 31, 1998
                  --------               --------------         -----------------------
The Limited                                    107                          6.1%
Venator Group                                  126                          4.5%
The Gap                                        28                           2.6%
Barnes & Noble                                 29                           1.8%
J.C. Penney                                    19                           1.8%
Melville Corporation                           32                           1.2%
The Musicland Group                            29                           1.1%
Consolidated Stores                            29                           1.0%
Zale Corporation                               24                           0.9%
Hallmark Specialty Retail                      20                           0.8%


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

         The Company uses tenant spaces 10,000 square feet and under for comparing rental rate activity. Tenant space under 10,000 square feet in the portfolio at December 31, 1998, comprises 70.0% of all Mall and Freestanding Store space. The Company believes that to include space over 10,000 square feet would provide a less meaningful comparison.

         When an existing lease expires, the Company is often able to enter into a new lease with a higher base rent component. The average base rent for new Mall and Freestanding Store leases, 10,000 square feet or under, commencing during 1998 was $28.58 per square foot, or 14% higher than the average base rent for all Mall and Freestanding Stores (10,000 square feet or under) at December 31, 1998 of $25.08 per square foot.

         The following table sets forth for the Centers the average base rent per square foot of Mall and Freestanding GLA, for tenants 10,000 square feet and under, as of December 31 for each of the past three years.


                                                            Average Base               Average Base
                                  Average Base          Rent Per Sq. Ft. on        Rent Per Sq. Ft. on
                                    Rent Per             Leases Commencing           Leases Expiring
                                Square Foot (1)         During the Year (2)        During the Year (3)
                             -----------------------  -------------------------  -------------------------
DECEMBER 31,

1996............................             $23.90                     $27.02                     $24.54
1997............................             $24.27                     $27.58                     $24.84
1998............................             $25.08                     $28.58                     $26.34


(1) Average base rent per square foot is based on Mall and Freestanding Store GLA for spaces 10,000 square feet or under occupied as of December 31 for each of the Centers owned by the Company in 1996 (excluding the 1996 Acquisition Centers), 1997 (excluding the 1997 Acquisition Centers), and 1998 (excluding the 1998 Acquisition Centers).

(2) The base rent on lease signings during the year represents the actual rent to be paid on a per square foot basis during the first twelve months. The 1996 average excludes the 1996 Acquisition Centers, the 1997 average excludes the 1997 Acquisition Centers and the 1998 average excludes the 1998 Acquisition Centers.

(3) The average base rent on leases expiring during the year represents the final year minimum rent, on a cash basis, for all tenant leases 10,000 square feet or under expiring during the year. On a comparable space basis, average rents on leases under 10,000 square feet commencing in 1998 was $31.04 compared to expiring rents of $26.34. The average base rent on leases expiring in 1996 excludes the 1996 Acquisition Centers, the average for 1997 excludes 1997 Acquisition Centers and the average for 1998 excludes the 1998 Acquisition Centers.

     BANKRUPTCY AND/OR CLOSURE OF RETAIL STORES

         The bankruptcy and/or closure of an Anchor, or its sale to a less desirable retailer, could adversely affect customer traffic in a Center and thereby reduce the income generated by that Center. Furthermore, the closing of an Anchor could, under certain circumstances, allow certain other Anchors or other tenants to terminate their leases or cease operating their stores at the Center or otherwise adversely affect occupancy at the Center. During 1997, Montgomery Ward filed for bankruptcy. The Company has Montgomery Ward as an Anchor in 11 of its Centers. Montgomery Ward has indicated that it plans to cease operating at three of these locations. The Company is negotiating to recapture these locations and replace Montgomery Ward with another department store. Montgomery Ward has not yet disclosed whether it will cease to operate any of its eight remaining stores at the Centers. If Montgomery Ward ceases to operate any of its stores and the Company is unable to replace them with other tenants, it could have an adverse effect on a Center.

         Retail stores at the Centers other than Anchors may also seek the protection of the bankruptcy laws and/or close stores, which could result in the termination of such tenants' leases and thus cause a reduction in the cash flow generated by the Centers. Although no single retailer accounts for greater than 6.1% of total rents, the bankruptcy and/or closure of stores could result in decreased occupancy levels, reduced rental income or otherwise adversely impact the Centers. Although certain tenants have filed for bankruptcy, the Company does not believe such filings and any subsequent closures of their stores will have a material adverse impact on its operations.


         LEASE EXPIRATIONS

         The following table shows scheduled lease expirations (for Centers owned as of December 31, 1998) of Mall and Freestanding Stores 10,000 square feet or under for the next ten years, assuming that none of the tenants exercise renewal options.


                                   Approximate       % of Total               Ending
                     Number of       GLA of          Leased GLA            Base Rent per
     Year Ending       Leases       Expiring       Represented by         Square Foot of
    December 31,      Expiring       Leases       Expiring Leases (1)    Expiring Leases (1)
    ------------      --------       ------       ------------------    -------------------
            1999        587         1,057,547         11.9%                    $23.49
            2000        465           840,962          9.5%                    $26.41
            2001        428           807,193          9.1%                    $27.55
            2002        373           794,459          8.9%                    $25.42
            2003        435           950,597         10.7%                    $24.99
            2004        308           727,502          8.2%                    $25.20
            2005        323           869,563          9.8%                    $26.03
            2006        296           804,328          9.1%                    $26.60
            2007        318           841,666          9.5%                    $28.07
            2008        291           811,139          9.1%                    $28.84


---------------------------------------------------------
(1)  For leases 10,000 square feet or under



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

         Anchors either own their stores, the land under them and in some cases adjacent parking areas, or enter into long-term leases with an owner at rates that are lower than the rents charged to tenants of Mall and Freestanding Stores. Each Anchor which owns its own store, and certain Anchors which lease their stores, enter into reciprocal easement agreements with the owner of the Center covering among other things, operational matters, initial construction and future expansion.

         Anchors represented approximately 10.1% of the Company's total rent for the year ended December 31, 1998.

         The following table identifies each Anchor, each parent company that owns multiple Anchors and the number of square feet owned or leased by each such Anchor or parent company in the Centers as of December 31, 1998, except as otherwise indicated:


                                                                               GLA              GLA            Total GLA
                                                         Number of            Owned           Leased           Occupied
Name                                                   Anchor Stores        By Anchor        By Anchor         By Anchor
----                                                  -----------------  ---------------- ---------------- ------------------
J.C. Penney                                                         30         1,196,066        2,731,774          3,927,840
Sears                                                               25         1,437,831        1,518,413          2,956,244

Dayton Hudson Corp.
     Mervyn's                                                       10           409,180          408,508            817,688
     Target                                                          8           491,260          379,871            871,131
     Dayton's                                                        2           115,193          100,790            215,983
                                                      -----------------  ---------------- ---------------- ------------------
           Total                                                    20         1,015,633          889,169          1,904,802

Dillard's                                                           14         1,257,162          662,735          1,919,897

Federated Department Stores
     Macy's                                                          8         1,039,844          411,599          1,451,443
     Macy's Men's & Home                                             2                 -          155,614            155,614
     Macy's Men's & Juniors                                          2                 -          146,906            146,906
                                                      -----------------  ---------------- ---------------- ------------------
          Total                                                     12         1,039,844          714,119          1,753,963

Montgomery Ward (1)                                                 11           585,768          939,687          1,525,455

May Department Stores Co.
     Foley's                                                         4           725,316                -            725,316
     Hechts                                                          2           140,000          143,426            283,426
     Robinsons-May                                                   3           366,250          362,852            729,102
                                                      -----------------  ---------------- ---------------- ------------------
          Total                                                      9         1,231,566          506,278          1,737,844

Younker's                                                            6                 -          609,177            609,177
Gottschalks                                                          5           332,638          283,772            616,410
Herberger's                                                          5           188,000          283,891            471,891
Nordstrom                                                            3           109,000          323,369            432,369
Von Maur                                                             3           186,686           59,563            246,249
Belk                                                                 2                 -          127,950            127,950
Boscov's                                                             2                 -          314,717            314,717
Wal-Mart                                                             2           281,455                             281,455
Beall's                                                              1                 -           40,000             40,000
Burlington Coat Factory                                              1                 -          133,650            133,650
DeJong                                                               1                 -           43,811             43,811
Famous Barr                                                          1           180,000                -            180,000
Home Depot                                                           1                 -          130,232            130,232
Kohl's                                                               1                 -           92,466             92,466
Lazarus                                                              1           159,068                -            159,068
Watson's                                                             1                 -           42,090             42,090
ZCMI                                                                 1                 -          200,000            200,000

Vacant                                                               5                 -          348,023            348,023

                                                      -----------------  ---------------- ---------------- ------------------

                                                                   163         9,200,717       10,994,886         20,195,603
                                                      -----------------  ---------------- ---------------- ------------------
                                                      -----------------  ---------------- ---------------- ------------------


         ---------------------------

(1) During 1997, Montgomery Ward filed for bankruptcy. Montgomery Ward announced that it will close its stores at Holiday Village Mall, Rimrock Mall and Southridge Mall in 1999. The Company is negotiating to recapture these locations and replace Montgomery Ward with another department store. Montgomery Ward has not yet disclosed whether it will cease to operate any of its eight remaining stores at the Centers.

ENVIRONMENTAL MATTERS

         Under various federal, state and local laws, ordinances and regulations, an owner of real estate may be liable for the cost of removal or remediation of certain hazardous or toxic substances on or in such property. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of investigation, removal or remediation of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of a release of such substances at a disposal treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability for release of asbestos-containing materials (ACMs) into the air and third parties may seek recovery from owners or operators of real properties for personal injury associated ACMs. In connection with the ownership (direct or indirect), operation, management and development of real properties, the Company may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and therefore potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property.

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

               - UNDERGROUND STORAGE TANKS. Underground storage tanks (USTs) are or were present at certain of the Centers, often in connection with tenant operations at gasoline stations or automotive tire, battery and accessory service centers located at such Centers. USTs also may be or have been present at properties neighboring certain Centers. Some of these tanks have either leaked or are suspected to have leaked. Where leakage has occurred, investigation, remediation, and monitoring costs may be incurred by the Company if responsible current or former tenants, or other responsible parties, are unavailable to pay such costs.

               - CHLORINATED HYDROCARBONS. The presence of chlorinated hydrocarbons such as perchloroethylene (PCE) and its degradation byproducts have been detected at certain of the Centers, often in connection with tenant dry cleaning operations. Where PCE has been detected, the Company may incur investigation, remediation and monitoring costs if responsible current or former tenants, or other responsible parties, are unavailable to pay such costs.


         PCE has been detected in soil and groundwater in the vicinity of a dry cleaning establishment at North Valley Plaza, formerly owned by a joint venture of which the Company was a 50% member. The property was sold on December 18, 1997. The California Department of Toxic Substances Control (DTSC) advised the Company in 1995 that very low levels of Dichloroethylene (1,2 DCE), a degradation byproduct of PCE, had been detected in a municipal water well located 1/4 mile west of the dry cleaners, and that the dry cleaning facility may have contributed to the introduction of 1,2 DCE into the water well. According to DTSC, the maximum contaminant level (MCL) for 1,2 DCE which is permitted in drinking water is 6 parts per billion (ppb). The 1,2 DCE was detected in the water well at a concentration of 1.2 ppb, which is below the MCL. The Company has retained an environmental consultant and has initiated extensive testing of the site. Remediation began in October 1997. The joint venture agreed (between itself and the buyer) that it would be responsible for continuing to pursue the investigation and remediation of impacted soil and groundwater resulting from releases of PCE from the former dry cleaner. $153,100 and $124,000 have already been incurred by the joint venture for remediation, and professional and legal fees for the periods ending December 31, 1998 and 1997, respectively. An additional $408,000 remains reserved by the joint venture as of December 31, 1998.

The joint venture has been sharing costs on a 50/50 basis with a former owner of the property and intends to look to additional responsible parties for recovery.

         Low levels of toluene, a petroleum constituent, was detected in one of three groundwater dewatering system holding tanks at Queens Center. Although the Company believes that no remediation will be required, the Company established a $150,000 reserve in 1996 to cover professional fees and testing costs, which was reduced by costs incurred of $2,300 and $18,000 for the twelve months ending December 31, 1998 and 1997, respectively. The Company intends to look to the responsible parties and insurers if remediation is required.

         The Company acquired Fresno Fashion Fair in December 1996. Asbestos has been detected in structural fireproofing throughout much of the Center. Testing data conducted by professional environmental consulting firms indicates that the fireproofing is largely inaccessible to building occupants and is well adhered to the structural members. Additionally, airborne concentrations of asbestos were well within OSHA's permissible exposure limit (PEL) of .1 fcc. The accounting for this acquisition includes a reserve of $3.3 million to cover future removal of this asbestos, as necessary. The Company incurred $255,500 and $170,000 in remediation costs for the twelve months ending December 31, 1998 and 1997, respectively.

INSURANCE

         The Company has comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to the Centers. The Company or the joint venture, as applicable, also currently carries earthquake insurance covering the Centers located in California. Management believes that such insurance provides adequate coverage. The Company has been notified by certain of its insurance carriers that coverage will not be provided for various claims relating to the Year 2000 issues and is negotiating with such carriers regarding the scope of any Year 2000 exclusions.

QUALIFICATION AS A REAL ESTATE INVESTMENT TRUST

         The Company elected to be taxed as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its first taxable year ended December 31, 1994, and intends to conduct its operations so as to continue to qualify as a real estate investment trust under the Code. As a real estate investment trust, the Company generally will not be subject to federal and state income taxes on its net taxable income that it currently distributes to stockholders. Qualification and taxation as a real estate investment trust depends on the Company's ability to meet certain dividend distribution tests, share ownership requirements and various qualification tests prescribed in the Code.


 EMPLOYEES

         The Company and the Management Companies employ approximately 1,443 persons, including eight executive officers, personnel in the areas of acquisitions and business development (7), property management (260), leasing
(68), redevelopment/construction (22), financial services (37) and legal affairs
(24). In addition, in an effort to minimize operating costs, the Company generally maintains its own security staff (447) and maintenance staff (570). Approximately six of these employees are represented by a union. The Company believes that relations with its employees are good.

ITEM 2.  PROPERTIES

         The following table sets forth certain information about each of the Centers:

                                                              Year of                Year of
    Company's                                                 Original             Most Recent                          Mall and
    Ownership            Name of Center /                  Construction/           Expansion /         Total         Free-standing
        %                  Location (1)                     Acquisition            Renovation         GLA (2)             GLA
--------------------------------------------------        ---------------        --------------  ----------------    --------------
          100% Boulder Plaza                               1969 / 1989               1991                158,997           158,997
                 Boulder, Colorado
          100% Bristol Shopping Center (4)                 1966 / 1986               1992                165,279           165,279
                 Santa Ana, California
           50% Broadway Plaza (4)                          1951 / 1985               1994                678,855           233,358
                 Walnut Creek, California
          100% Capitola Mall (4)                           1977 / 1995               1988                584,962           205,245
                 Capitola, California
          100% Chesterfield Towne Center                   1975 / 1994               1997                869,606           404,987
                 Richmond, Virginia
          100% Citadel, The                                1972 / 1997               1995              1,045,784           450,444
                 Colorado Springs, Colorado
          100% County East Mall                            1966 / 1986               1989                494,343           175,783
                 Antioch, California
          100% Crossroads Mall                             1974 / 1994               1991              1,174,207           434,519
                 Oklahoma City, Oklahoma
          100% Fresno Fashion Fair                         1970 / 1996               1983                874,306           313,425
                 Fresno, California
          100% Great Falls Marketplace                     1997 / 1997                 -                 159,758           159,758
                 Great Falls, Montana
          100% Greeley Mall                                1973 / 1986               1987                581,443           238,081
                 Greeley, Colorado
          100% Green Tree Mall (4)                         1968 / 1975               1995                781,737           337,741
                 Clarksville, Indiana
          100% Holiday Village Mall (4)                    1959 / 1979               1992                597,361           269,842
                 Great Falls, Montana
          100% Lakewood Mall                               1953 / 1975               1996              1,850,903           907,254
                 Lakewood, California
           10% Manhattan Village Shopping Ctr (4)          1981 / 1997               1992                551,847           375,793
                  Manhattan Beach, California
          100% Northgate Mall                              1964 / 1986               1987                743,849           273,518
                 San Rafael, California
           50% Panorama Mall                               1955 / 1979               1980                324,859           159,859
                 Panorama, California
          100% Queens Center                               1973 / 1995               1991                624,337           156,194
                 Queens, New York
          100% Rimrock Mall                                1978 / 1996               1980                600,788           285,348
                 Billings, Montana
          100% Salisbury,  Centre at                       1990 / 1995               1990                883,400           278,419
                 Salisbury,  Maryland
          100% South Towne Center                          1987 / 1997               1997              1,236,356           459,844
                  Sandy, Utah
          100% Stonewood Mall (4)                          1953 / 1997               1991                927,553           356,806
                  Downey, California


                                                            Percentage
    Company's                                               of Mall and                                             Sales Per
    Ownership               Name of Center /               Free-standing                                              Square
        %                     Location (1)                  GLA Leased                     Anchors                   Foot (3)
------------------------------------------------------    ---------------- ---------------------------------------- -----------
          100% Boulder Plaza                                    100.0%                      -----                         $323
                 Boulder, Colorado
          100% Bristol Shopping Center (4)                       96.9%                      -----                          380
                 Santa Ana, California
           50% Broadway Plaza (4)                                99.2%     Macy's, Nordstrom,                              479
                 Walnut Creek, California                                     Macy's Men's and Juniors
          100% Capitola Mall (4)                                 97.5%     Gottschalks, J.C. Penney,                       305
                 Capitola, California                                         Mervyn's, Sears
          100% Chesterfield Towne Center                         96.0%     Dillard's (two), Hechts, Sears                  317
                 Richmond, Virginia
          100% Citadel, The                                      82.4%     Dillard's, Foley's, J.C. Penney, Mervyn's       263
                 Colorado Springs, Colorado
          100% County East Mall                                  88.5%     Sears, Gottschalks, Mervyn's (8)                246
                 Antioch, California
          100% Crossroads Mall                                   91.6%     Dillards, Foley's, J.C. Penney,                 221
                 Oklahoma City, Oklahoma                                      Montgomery Ward (6)
          100% Fresno Fashion Fair                               97.4%     Gottschalks, J.C. Penney, Macy's,               321
                 Fresno, California                                           Macy's Men's and Children
          100% Great Falls Marketplace                          100.0%                      -----                           85
                 Great Falls, Montana
          100% Greeley Mall                                      74.3%     Dillard's (two), J.C. Penney, Sears,            237
                 Greeley, Colorado                                            Montgomery Ward (6)
          100% Green Tree Mall (4)                               85.8%     Dillard's, J.C. Penney,                         329
                 Clarksville, Indiana                                         Sears, Target
          100% Holiday Village Mall (4)                          93.6%     Herberger's, J.C. Penney, Sears,                264
                 Great Falls, Montana                                         Montgomery Ward (6)
          100% Lakewood Mall                                     96.6%     Home Depot, J.C. Penney, Mervyn's,              327
                 Lakewood, California                                         Montgomery Ward (6), Robinson-May
           10% Manhattan Village Shopping Ctr (4)                98.3%     Macy's, Macy's Men's & Home                     639
                  Manhattan Beach, California
          100% Northgate Mall                                    92.3%     Macy's, Mervyns, Sears                          296
                 San Rafael, California
           50% Panorama Mall                                     98.3%     Wal-Mart (5)                                    408
                 Panorama, California
          100% Queens Center                                    100.0%     J.C. Penney, Macy's                             740
                 Queens, New York
          100% Rimrock Mall                                      93.7%     Dillard's, Herbergers, J.C. Penney,             268
                 Billings, Montana                                             Montgomery Ward (6)
          100% Salisbury,  Centre at                             95.8%     Boscov's, J.C. Penney, Hechts,                  294
                 Salisbury,  Maryland                                         Montgomery Ward (6), Sears
          100% South Towne Center                                95.3%     Dillard's, J.C. Penney, Mervyn's, Target,       226
                  Sandy, Utah                                                 ZCMI
          100% Stonewood Mall (4)                                85.7%     J.C. Penney, Mervyn's, Robinson-May,            309
                  Downey, California                                          Sears



                                                              Year of                Year of
    Company's                                                 Original             Most Recent                          Mall and
    Ownership            Name of Center /                  Construction/           Expansion /         Total         Free-standing
        %                  Location (1)                     Acquisition            Renovation         GLA (2)             GLA
--------------------------------------------------        ---------------        --------------    ---------------   -------------


          100% Valley View Center                          1973 / 1996               1996                1,507,699         449,802
                 Dallas, Texas
          100% Villa Marina Marketplace                    1972 / 1996               1995                  448,517         448,517
                 Marina Del Rey, California
          100% Vintage Faire Mall                          1977 / 1996                 -                 1,047,409         347,490
                 Modesto, California
           19% West Acres                                  1972 / 1986               1992                  928,782         376,227
                 Fargo, North Dakota
                                                                                                    ---------------   -------------
                 TOTAL / AVERAGE AT DECEMBER 31, 1998 (a)                                               19,842,937       8,422,530
                                                                                                    ---------------   -------------
                 1998 ACQUISITION CENTERS

          100% Carmel Plaza                                1974 / 1998               1993                  115,215         115,215
                 Carmel, California
          100% Corte Madera, Village at                    1985 / 1998               1994                  428,398         210,398
                 Corte Madera, California
          100% Northwest Arkansas Mall                     1972 / 1998               1997                  780,237         305,506
                 Fayetteville, Arkansas
          100% South Plains Mall                           1972 / 1998               1995                1,140,574         398,787
                 Lubbock, Texas
          100% Westside Pavilion                           1985 / 1998               1991                  755,759         397,631
                 Los Angeles, California
                                                                                                   ----------------  --------------
               TOTAL / AVERAGE 1998 ACQUISITIONS                                                         3,220,183       1,427,537
                                                                                                   ----------------  --------------
               TOTAL / AVERAGE AT DECEMBER 31, 1998 (b)                                                 23,063,120       9,850,067
                                                                                                   ----------------  --------------
                                                                                                   ----------------  --------------


                                                            Percentage
    Company's                                               of Mall and                                             Sales Per
    Ownership               Name of Center /               Free-standing                                              Square
        %                     Location (1)                  GLA Leased                     Anchors                   Foot (3)
------------------------------------------------------    ---------------- ---------------------------------------- -----------
          100% Valley View Center                                92.7%     Dillard's, Foleys, J.C. Penney,                $274
                 Dallas, Texas                                                Sears

          100% Villa Marina Marketplace                          96.7%                      -----                          429
                 Marina Del Rey, California

          100% Vintage Faire Mall                                90.5%     Gottschalks, J.C. Penney, Macy's,               315
                 Modesto, California                                          Macy's Men's & Home, Sears

           19% West Acres                                        96.3%     Daytons, Herberger's, J.C. Penney, Sears        346
                 Fargo, North Dakota
                                                          ----------------                                          -----------
               TOTAL / AVERAGE AT DECEMBER 31, 1998 (a)          93.4%                                                    $337
                                                          ----------------                                          -----------
               1998 ACQUISITION CENTERS

          100% Carmel Plaza                                      97.7%                      -----                         $327
                 Carmel, California

          100% Corte Madera, Village at                          92.4%     Macy's, Nordstrom                               476
                 Corte Madera, California

          100% Northwest Arkansas Mall                           91.7%     Dillard's (two), J.C. Penney, Sears             267
                 Fayetteville, Arkansas

          100% South Plains Mall                                 97.8%     Beall's, Dillards, J.C. Penney,                 295
                 Lubbock, Texas                                                 Mervyn's, Sears

          100% Westside Pavilion                                 90.8%     Nordstrom, Robinson-May                         375
                 Los Angeles, California
                                                          ----------------                                          -----------
               TOTAL / AVERAGE 1998 ACQUISITIONS                 93.6%                                                    $345
                                                          ----------------                                          -----------

               TOTAL / AVERAGE AT DECEMBER 31, 1998 (b)          93.4%                                                    $338
                                                          ----------------                                          -----------
                                                          ----------------                                          -----------


                                                              Year of                Year of
    Company's                                                 Original             Most Recent                          Mall and
    Ownership            Name of Center /                  Construction/           Expansion /         Total         Free-standing
        %                  Location (1)                     Acquisition            Renovation         GLA (2)             GLA
--------------------------------------------------        ---------------        --------------    ---------------   -------------
               1998 ACQUISITION CENTERS (ERE
               YARMOUTH PORTFOLIO)

           50% Eastland Mall (4)                           1978 / 1998               1995                1,084,907         543,643
                 Evansville, IN
           50% Empire Mall (4)                             1975 / 1998               1988                1,321,708         631,601
                 Sioux Falls, SD
           50% Granite Run Mall                            1974 / 1998               1993                1,034,479         533,670
                 Media, PA
           50% Lake Square Mall                            1980 / 1998               1992                  560,671         264,634
                 Leesburg, FL
           50% Lindale Mall                                1963 / 1998               1997                  690,417         384,854
                 Cedar Rapids, IA
           50% Mesa Mall                                   1980 / 1998               1991                  849,958         424,141
                 Grand Junction, CO
           50% NorthPark Mall                              1973 / 1998               1994                1,057,383         405,850
                 Davenport, IA
           50% Rushmore Mall                               1978 / 1998               1992                  834,385         363,725
                 Rapid City, SD
           50% Southern Hills Mall                         1980 / 1998               ----                  752,588         439,011
                 Sioux City, IA
           50% SouthPark Mall                              1974 / 1998               1990                1,034,195         456,139
                 Moline, IL
           50% SouthRidge Mall (4)                         1975 / 1998               1998                1,008,267         510,461
                 Des Moines, IA
           50% Valley Mall                                 1978 / 1998               1992                  482,341         196,278
                 Harrisonburg, VA

               1998 ACQUISITION CENTERS (ERE                                                       ---------------   -------------
               YARMOUTH PORTFOLIO)                                                                      10,711,299       5,154,007
                                                                                                   ---------------   -------------
               GRAND TOTAL / AVERAGE AT DECEMBER 31, 1998 (c)                                           33,774,419      15,004,074
                                                                                                   ---------------   -------------
                                                                                                   ---------------   -------------


                                                            Percentage
    Company's                                               of Mall and                                             Sales Per
    Ownership               Name of Center /               Free-standing                                              Square
        %                     Location (1)                  GLA Leased                     Anchors                   Foot (3)
------------------------------------------------------    ---------------- ---------------------------------------- -----------
               1998 ACQUISITION CENTERS (ERE
               YARMOUTH PORTFOLIO)

           50% Eastland Mall (4)                                 93.3%     DeJong, Famous Barr, J.C. Penney,              $299
                 Evansville, IN                                              Lazarus
           50% Empire Mall (4)                                   92.2%     Daytons, J.C. Penney, Kohl's                    355
                 Sioux Falls, SD                                             Sears, Target, Younkers (8)
           50% Granite Run Mall                                  99.1%     Boscov's, J.C. Penney, Sears                    297
                 Media, PA
           50% Lake Square Mall                                  88.6%     Belk, J.C. Penney, Sears, Target                220
                 Leesburg, FL
           50% Lindale Mall                                      90.8%     Sears, VonMaur, Younkers                        272
                 Cedar Rapids, IA
           50% Mesa Mall                                         94.2%     Herberger's, J.C. Penney, Mervyn's,             248
                 Grand Junction, CO                                        Sears, Target,
           50% NorthPark Mall                                    87.4%     J.C. Penney, Montgomery Ward (6), Sears,        244
                 Davenport, IA                                               VonMaur, Younkers
           50% Rushmore Mall                                     93.4%     Herberger's, J.C. Penney, Sears,                256
                 Rapid City, SD                                             Target (8)
           50% Southern Hills Mall                               91.9%     Sears, Target, Younkers                         337
                 Sioux City, IA
           50% SouthPark Mall                                    90.2%     J.C. Penney, Sears, Younkers,                   235
                 Moline, IL                                                  VonMaur, Montgomery Ward (6)
           50% SouthRidge Mall (4)                               92.7%     Sears, Younkers, J.C. Penney,                   235
                 Des Moines, IA                                              Target, Montgomery Ward (6)
           50% Valley Mall                                       98.6%     Belk, J.C. Penney, Wal-Mart,                    279
                 Harrisonburg, VA                                            Watson's
                                                                                                                    -----------

               1998 ACQUISITION CENTERS (ERE                     ----                                               -----------
               YARMOUTH PORTFOLIO)                               92.7%                                                     280
                                                                 ----                                               -----------

                                                                                                                    -----------
               Grand Total / Average at December 31, 1998 (c)    93.2%                                                    $319
                                                                 ----                                               -----------
                                                                 ----                                               -----------



                                                              Year of                Year of
    Company's                                                 Original             Most Recent                          Mall and
    Ownership            Name of Center /                  Construction/           Expansion /         Total         Free-standing
        %                  Location (1)                     Acquisition            Renovation         GLA (2)             GLA
--------------------------------------------------        ---------------        --------------    ---------------   -------------
               MAJOR REDEVELOPMENT PROPERTIES

          100% Crossroads Mall (4)                         1963 / 1979               1998                  808,975         365,538
                  Boulder, Colorado
          100% Huntington Center (4), (7)                  1965 / 1996               1997                  720,147         323,382
                 Huntington Beach, California
          100% Pacific View (formerly
                 Buenaventura Mall                         1965 / 1996               1999                  646,851         191,515
                 Ventura, California
          100% Parklane Mall (4)                           1967 / 1978               1998                  386,911         257,191
                 Reno, Nevada

                                                                                                   ---------------   -------------
               TOTAL MAJOR REDEVELOPMENT CENTERS                                                         2,562,884       1,137,626
                                                                                                   ---------------   -------------

               TOTAL / AVERAGE (d)                                                                      36,337,303      16,141,700
                                                                                                   ---------------   -------------
               1999 ACQUISITION CENTERS (e)

           51% Albany Plaza                                1983 / 1999               ----                 145,462          145,462
                 Albany, Oregon
           51% Cascade Mall                                1989 / 1999               1998                 585,259          266,378
                 Burlington, Washington
           51% Eastland Plaza                              1974 / 1999               1993                  65,313           65,313
                 Columbus, Ohio
           51% Kitsap Mall                                 1985 / 1999               1997                 850,236          340,253
                 Silverdale, Washington
           51% Redmond Town Center (4) (f)                 1997 / 1999               ----                 569,289          569,289
                 Redmond, Washington
           51% Washington Square                           1974 / 1999               1995               1,422,752          454,425
                 Tigard, Oregon
                                                                                                   ---------------   -------------
               1999 ACQUISITION CENTERS                                                                 3,638,311        1,841,120
                                                                                                   ---------------   -------------

               GRAND TOTAL / AVERAGE                                                                   39,975,614       17,982,820
                                                                                                   ---------------   -------------
                                                                                                   ---------------   -------------


                                                            Percentage
    Company's                                               of Mall and                                             Sales Per
    Ownership               Name of Center /               Free-standing                                              Square
        %                     Location (1)                  GLA Leased                     Anchors                   Foot (3)
------------------------------------------------------    ---------------- ---------------------------------------- -----------
               Major Redevelopment Properties

          100% Crossroads Mall (4)                                  (9)    Foley's, J.C. Penney, Sears (8)                  (9)
                  Boulder, Colorado
          100% Huntington Center (4), (7)                           (9)    Mervyn's, Burlington Coat Factory,               (9)
                 Huntington Beach, California                              Montgomery Ward (6)
          100% Pacific View (formerly                               (9)    J.C. Penney, Macy's, Montgomery Ward (6)         (9)
                 Buenaventura Mall)
                 Ventura, California                                (9)    Gottschalks                                      (9)
          100% Parklane Mall (4)
                 Reno, Nevada

               TOTAL MAJOR REDEVELOPMENT CENTERS

               TOTAL / AVERAGE (d)

               1999 ACQUISITION CENTERS (e)

           51% Albany Plaza                                      73.2%                      -----                          (10)
                 Albany, Oregon
           51% Cascade Mall                                      87.8%     The Bon Marche, Emporium,                       (10)
                 Burlington, Washington                                      J.C. Penney, Sears
           51% Eastland Plaza                                    74.7%                      -----                          (10)
                 Columbus, Ohio
           51% Kitsap Mall                                       97.3%     The Bon Marche, J.C. Penney, Lamonts,           (10)
                 Silverdale, Washington                                      Mervyn's, Sears
           51% Redmond Town Center (4) (f)                       91.3%                      -----                          (10)
                 Redmond, Washington
           51% Washington Square                                 98.2%     J.C. Penney, Meier & Frank, Mervyn's,           (10)
                 Tigard, Oregon                                              Nordstrom, Sears

                                                         ------------
               1999 ACQUISITION CENTERS                          91.6%
                                                          ------------

               GRAND TOTAL / AVERAGE                             93.0%
                                                          ------------
                                                          ------------


A) EXCLUDING 1998 ACQUISITIONS, REDEVELOPMENT PROPERTIES AND 1999 ACQUISITIONS
B) EXCLUDING REDEVELOPMENT PROPERTIES, ERE YARMOUTH PORTFOLIO AND
   1999 ACQUISITIONS
C) EXCLUDING REDEVELOPMENT PROPERTIES AND 1999 ACQUISITIONS
D) EXCLUDING 1999 ACQUISITIONS
E) INCLUDES FIVE CONTIGUOUS FREESTANDING PROPERTIES
F) EXCLUDES THE OFFICE COMPONENT OF THIS MIXED-USE DEVELOPMENT WHICH IS EXPECTED TO BE ACQUIRED IN MAY 1999.

(1) The land underlying thirty-nine of the Centers is owned in fee entirely by the Company or, in the case of jointly-owned Centers, by the joint venture property partnership or limited liability company. All or part of the land underlying the remaining Centers is owned by third parties and leased to the Company or property partnership pursuant to long-term ground leases. Under the terms of a typical ground lease, the Company or property partnership pays rent for the use of the land and is generally responsible for all costs and expenses associated with the building and improvements. In some cases, the Company or property partnership has an option or right of first refusal to purchase the land. The termination dates of the ground leases range from 2000 to 2070.

(2) Includes GLA attributable to Anchors (whether owned or non-owned) and Mall and Freestanding Stores as of December 31, 1998.

(3) Sales are based on reports by retailers leasing Mall and Freestanding Stores for the year ending December 31, 1998 for tenants which have occupied such stores for a minimum of twelve months. Consistent with industry practices, sales per square foot are based on gross leased and occupied area, excluding theaters, and are not based on GLA.

(4) Portions of the land on which the Center is situated are subject to one or more ground leases.

(5)  Wal-Mart opened in May 1998.

(6) During 1997, Montgomery Ward filed for bankruptcy. Montgomery Ward announced that it will close its stores at Holiday Village Mall, Rimrock Mall and Southridge Mall in 1999. Montgomery Ward has not yet disclosed whether it will cease to operate any of its eight remaining stores at the Centers.

(7) Edwards Cinema signed a lease in January 1997 to open a 16 screen theater in the former Broadway location.

(8) These properties have a vacant Anchor location. The Company is contemplating various replacement tenant/redevelopment opportunities for these vacant sites.

(9) Certain spaces have been intentionally held off the market and remain vacant because of major redevelopment plans. As a result, the Company believes the percentage of Mall and Free-standing GLA leased and the sales per square foot at these major redevelopment properties is not meaningful data.

(10) Final 1998 sales per square foot information is not currently available.

MORTGAGE DEBT

         The following table sets forth certain information regarding the mortgages encumbering the Centers, including those Centers in which the Company has less than a 100% interest. All mortgage debt is nonrecourse to the Company. The information set forth below is as of December 31, 1998.


                                                                                                                  Earliest Date
                                                                                Annual                Balance     on which all
                                                      Annual     Principal       Debt                  Due on       Notes Can
Property Pledged                          Fixed or   Interest     Balance      Service    Maturity    Maturity     Be Defeased
   As Collateral                          Floating     Rate       (000's)      (000's)       Date     (000's)     or Be Prepaid
-------------------                       --------     ----       -------      -------    --------    -------     -------------
Capitola Mall                              Fixed         9.25%       $37,345      $3,801   12/15/01     $36,193      1/15/96
Carmel Plaza (3)                          Floating       7.54%        25,000       1,911     7/1/99      25,000     Any Time
Chesterfield Towne Center (1)              Fixed         9.07%        65,064       6,580     1/1/24       1,087      1/1/06
Chesterfield Towne Center                  Fixed         8.54%         3,266         376    11/1/99       3,183     Any Time
Citadel                                    Fixed         7.20%        74,575       6,648     1/1/08      59,962      1/1/03
Corte Madera, Village at (3)              Floating       7.28%        60,000       4,332    11/5/99      60,000     Any Time
Crossroads Mall - Boulder                  Fixed         7.08%        35,280       3,948   12/15/10      28,107      1/15/00
Fresno Fashion Fair                        Fixed         6.52%        69,000       4,561    8/10/08      62,890      8/7/01
Greeley Mall                               Fixed         8.50%        17,055       2,245    9/15/03      12,519     Any Time
Green Tree Mall/Crossroads - OK/
     Salisbury                             Fixed         7.23%       117,714       8,499     3/5/04     117,714     Any Time
Holiday Village                            Fixed         6.75%        17,000       1,147     4/1/01      17,000      1/10/99
Lakewood Mall                              Fixed         7.20%       127,000       9,140    8/10/05     127,000     Any Time
Northgate Mall                             Fixed         6.75%        25,000       1,688     4/1/01      25,000      1/10/99
Northwest Arkansas Mall                    Fixed         7.33%        63,000       5,209    1/10/09      49,304      1/1/04
Parklane Mall                              Fixed         6.75%        20,000       1,350     4/1/01      20,000      1/10/99
Queens Center                             Floating          (2)       65,100          (2)   3/31/99      51,000     Any Time
Rimrock Mall                               Fixed         7.70%        31,002       2,924     1/1/03      28,496      1/1/00
South Plains Mall                          Fixed         6.30%        28,795   4,180 (4)     1/1/08         336     Any Time
South Towne Center                         Fixed         6.61%        64,000       4,289   10/10/08      64,000      7/24/01
Valley View Mall                           Fixed         7.89%        51,000       4,080   10/10/06      51,000      4/16/00
Villa Marina Marketplace                   Fixed         7.23%        58,000       4,249   10/10/06      58,000      8/29/00
Vintage Faire Mall                         Fixed         7.65%        54,522       5,122     1/1/03      50,089      1/1/00
Westside Pavilion                          Fixed         6.67%       100,000       6,529     7/1/08      91,133      7/1/01
                                                               --------------
         Total - Wholly Owned Centers                             $1,208,718
                                                               --------------
                                                               --------------

Joint Venture Centers:
Broadway Plaza (50%) (5)                   Fixed         6.68%        37,306       3,089     8/1/08      29,315     Any Time
SDG Macerich Properties L.P. (50%) (5)     Fixed      6.23%(6)       160,434      11,114    5/15/06     150,000     Any Time
SDG Macerich Properties L.P. (50%) (5)    Floating    6.15%(6)        92,500       5,689    5/15/03      92,500     Any Time
West Acres Center (19%) (5)                Fixed         8.89%         7,202         672    7/15/99       6,613
                                                               --------------

       Total - All Centers                                        $1,506,160
                                                               --------------
                                                               --------------

-----------------------------

     Notes:

     (1) The annual debt service payment represents the payment of principal and interest. In addition, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the gross receipts (as defined in the loan agreement) exceeds a base amount specified therein. Contingent interest recognized was $387,101 for the year ended December 31, 1998 and $98,528 for the year ended December 31, 1997.
     (2) This loan bore interest at LIBOR plus 0.45%. There was an interest rate protection agreement in place on the first $10.2 million of this debt with a LIBOR ceiling of 5.88% through maturity with the remaining principal having an interest rate cap with a LIBOR ceiling of 7.07% through 1997 and 7.7% thereafter. This loan was paid in full on February 4, 1999 and refinanced with a new loan of $100 million, with interest at 6.74%, maturing in 2009.
     (3)     These loans bear interest at LIBOR plus 2.0%.

     (4) This note was assumed at acquisition. At the time of acquisition in June 1998, this debt was recorded at fair market value and the premium was amortized as interest expense over the life of the loan using the effective interest method. The monthly debt service payment was $348,000 per month and was calculated based on a 12.5% interest rate. At December 31, 1998, the unamortized premium was $6,165,000. On February 17, 1999, the loan was paid in full and was refinanced with a new loan of $65 million, with interest at 7.49%, maturing in 2009.

     (5)       Reflects the Company's pro rata share of debt.

     (6) In connection with the acquisition of these Centers, the joint venture assumed $485 million of mortgage notes payable which are secured by the properties. At acquisition, this debt reflected a fair market value of $322.7 million, which included an unamortized premium of $22.7 million. This premium is being amortized as interest expense over the life of the loan using the effective interest method. At December 31, 1998, the unamortized balance of the debt premium was $20.9 million. This debt is due in May 2006 and requires a monthly payment of $926,000. $185 million of this debt is due in May 2003 and requires monthly interest payments at a variable weighted average rate (based on LIBOR) of 6.15% at December 31, 1998. This variable rate debt is covered by an interest rate cap agreement which effectively prevents the interest rate from exceeding 11.53%.

         At December 31,1997, the Company had $55.0 million of borrowings outstanding under its $60.0 million unsecured credit facility, which bore interest at LIBOR plus 1.325%. On February 26, 1998, the Company increased this credit facility to $150 million with a maturity of February 2000, currently bearing interest at LIBOR plus 1.15%. The interest rate on such credit facility fluctuates between 0.95% and 1.15% over LIBOR. As of December 31, 1998, $137 million of borrowings was outstanding under this line of credit at an interest rate of 6.79%.

         Additionally, the Company had issued $776,000 in letters of credit guaranteeing performance by the Company of certain events. The Company does not believe that these letters of credit will result in a liability to the Company.

         During January 1999, the Company entered into a bank construction loan agreement to fund $89.2 million of costs related to the redevelopment of Pacific View. See "Item 2. Properties." The loan bears interest at LIBOR plus 2.25% and matures in February 2001. Principal is drawn as construction costs are incurred.

         During 1997, the Company issued and sold $161.4 million of convertible subordinated debentures (the"Debentures") due 2002. The Debentures, which were sold at par, bear interest at 7.25% annually (payable semi-annually) and are convertible at any time, on or after 60 days, from the date of issue at a conversion price of $31.125 per share. The Debentures mature on December 15, 2002 and are callable by the Company after June 15, 2002 at par plus accrued interest.


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

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The common stock of the Company is listed and traded on the New York Stock Exchange ("NYSE") under the symbol "MAC". The common stock began trading on March 10, 1994 at a price of $19 per share. In 1998, the Company's shares traded at a high of $30.375 and a low of $22.25.

         As of February 18, 1999 there were approximately 300 shareholders of record. The following table shows high and low closing prices per share of common stock during each quarter in 1997 and 1998 and dividends/distributions per share of common stock declared and paid by quarter.


                                         Market Quotation Per Share
                                         --------------------------           Dividends/Distributions
Quarters Ended                           High              Low                Declared and Paid
--------------                           ----              ---                -----------------
 March 31, 1997                        $ 29 5/8          $ 25 3/8         $   0.44
 June 30, 1997                           28 7/8            24 7/8             0.44
 September 30, 1997                      29 11/16          27 1/8             0.44
 December 31, 1997                       29  9/16          24 3/4             0.46

 March 31, 1998                          30 3/8            27                 0.46
 June 30, 1998                           29 3/4            26  1/16           0.46
 September 30, 1998                      29 3/8            22 1/4             0.46
 December 31, 1998                       28  7/16          24                 0.485



        The Company has issued 3,627,131 shares of its Series A Preferred Stock, and 5,487,471 shares of its Series B Preferred Stock. The Series A Preferred Stock and Series B Preferred Stock can be converted into shares of common stock on a one-to-one basis. There is no established public trading market for either the Series A Preferred Stock or the Series B Preferred Stock. All of the outstanding shares of the Series A Preferred Stock are held by Security Capital Preferred Growth Incorporated. All of the outstanding shares of the Series B Preferred Stock are held by Ontario Teachers' Pension Plan Board. The Series A Preferred Stock and Series B Preferred Stock were issued on February 25, 1998 and June 16, 1998, respectively. The following table shows the dividends per share of preferred stock declared and paid by quarter. No dividends will be declared or paid on any class of common or other junior stock to the extent that dividends on Series A Preferred Stock and Series B Preferred Stock have not been declared and/or paid.


                                                                       Series A                     Series B
                                                                   Preferred Stock               Preferred Stock
                                                                      Dividends                     Dividends
                                                                  Declared and Paid             Declared and Paid
                                                                  -----------------             -----------------
              Quarters Ended
              --------------
              March 31, 1998 ..............................                     N/A                       N/A
              June 30, 1998 ................................                 $0.179                       N/A
              September 30, 1998 ......................                       0.460                    $0.071
              December 31, 1998........................                       0.485                     0.485



         On October 1, 1998, the Company issued 30,000 shares of common stock upon the redemption of 30,000 OP Units in a private placement to a limited partner of the Operating Partnership, an accredited investor, pursuant to
Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following sets forth selected financial data for the Company on a historical and pro forma consolidated basis, and for the Centers and the Management Companies (collectively, the "Predecessor") on a historical combined basis. The following data should be read in conjunction with the financial statements (and the notes thereto) of the Company and "Management's Discussion And Analysis of Financial Condition and Results of Operations" each included elsewhere in this Form 10-K.

         The pro forma data for the Company for the year ended December 31, 1994 has been prepared as if the IPO, and the transactions related to the reorganization of the Operating Partnership and formation of the Company (the "Formation") and the application of the net proceeds of the IPO had occurred as of January 1, 1994. The pro forma information is not necessarily indicative of what the Company's financial position or results of operations would have been assuming the completion of the Formation and IPO at the beginning of the period indicated, nor does it purport to project the Company's financial position or results of operations at any future date or for any future period.

         The Selected Financial Data is presented on a combined basis. The limited partnership interests in the Operating Partnership (not owned by the REIT) are reflected in the pro forma data as minority interest. Centers in which the Company does not have a controlling ownership interest (Panorama Mall, North Valley Plaza, Broadway Plaza, Manhattan Village, SDG Macerich Properties, L.P. and West Acres Shopping Center) are referred to as the "Joint Venture Centers", and along with the Management Companies, are reflected in the selected financial data under the equity method of accounting. Accordingly, the net income from the Joint Venture Centers and the Management Companies that is allocable to the Company is included in the statement of operations as "Equity in income (loss) of unconsolidated joint ventures and Management Companies."

ITEM 6. SELECTED FINANCIAL DATA


                                                                     The Company                                    Predecessor
                                      ---------------------------------------------------------------------------- --------------
                                                                                        Pro Forma
                                                                                       as Reported    March 16 to     January 1
                                                                                                                             to
                                       1998         1997         1996        1995       for 1994      Dec 31,1994   Mar 15,1994
                                       ----         ----         ----        ----       --------      -----------   -----------
                                                             (All amounts in thousands, except per share data)
OPERATING DATA:
Revenues:
     Minimum rents                    $179,710     $142,251      $99,061     $69,253       $59,640        $48,663        $9,993
     Percentage rents                   12,856        9,259        6,142       4,814         4,906          3,681           851
     Tenant recoveries                  86,740       66,499       47,648      26,961        22,690         18,515         3,108
     Management fee income (2)               -            -            -           -             -              -           528
     Other                               4,555        3,205        2,208       1,441           921            582           100
                                      ----------    --------    ----------   --------      --------      ---------      ---------
        Total revenues                 283,861      221,214      155,059     102,469        88,157         71,441        14,580

Shopping center expenses                89,991       70,901       50,792      31,580        28,373         22,576         4,891
Management, leasing and
   development services (2)                  -            -            -           -             -              -           557
REIT general and
   administrative expenses               4,373        2,759        2,378       2,011         1,954          1,545             -
Depreciation and amortization           53,141       41,535       32,591      25,749        23,195         18,827         3,642
Interest expense                        91,433       66,407       42,353      25,531        19,231         16,091         6,146
                                      ----------    --------    ----------   --------      --------      ---------      ---------
Income (loss) before
   minority interest,
   unconsolidated entities
   and extraordinary item               44,923       39,612       26,945      17,598        15,404         12,402         (656)
Minority interest (1)                  (12,902)     (10,567)     (10,975)     (8,246)       (8,008)        (6,792)             -
Equity in income (loss) of
   unconsolidated joint ventures
   and management companies (2)         14,480       (8,063)       3,256       3,250         3,054          3,016         (232)
Gain on sale of assets                       9        1,619            -           -             -              -             -
Extraordinary loss on early
   extinguishment of debt               (2,435)        (555)        (315)     (1,299)            -              -             -
                                      ----------    --------    ----------   --------      --------      ---------      ---------
Net income (loss)                       44,075       22,046       18,911      11,303        10,450          8,626         (888)


Less preferred dividends                11,547            -            -           -             -              -          N/A
                                      ----------    --------    ----------   --------      --------      ---------      ---------
Net income (loss) available to
    common stockholders                $32,528      $22,046      $18,911     $11,303       $10,450         $8,626        ($888)
                                      ----------    --------    ----------   --------      --------      ---------      ---------
                                      ----------    --------    ----------   --------      --------      ---------      ---------
Earnings per share - basic: (3)
   Income before extraordinary item      $1.14        $0.86        $0.92       $0.78         $0.72          $0.60           N/A
   Extraordinary item                    (0.08)       (0.01)       (0.01)      (0.05)            -              -           N/A
                                      ----------    --------    ----------   --------      --------      ---------
       Net income per share - basic      $1.06        $0.85        $0.91       $0.73         $0.72          $0.60           N/A
                                      ----------    --------    ----------   --------      --------      ---------
                                      ----------    --------    ----------   --------      --------      ---------
Earnings per share - diluted: (3)(7)
   Income before extraordinary item      $1.11        $0.86        $0.90       $0.78         $0.72          $0.60           N/A
   Extraordinary item                    (0.05)       (0.01)       (0.01)      (0.05)             -              -          N/A
                                      ----------    --------    ----------   --------      --------      ---------
Net income per share - diluted           $1.06        $0.85        $0.89       $0.73         $0.72          $0.60           N/A
                                      ----------    --------    ----------   --------      --------      ---------
                                      ----------    --------    ----------   --------      --------      ---------


                                                                      The Company                                   Predecessor
                                    -----------------------------------------------------------------------------  --------------
                                                                                        Pro Forma
                                                                                       as Reported    March 16 to     January 1
                                                                                                                             to
                                       1998         1997         1996        1995       for 1994      Dec 31,1994   Mar 15,1994
                                       ----         ----         ----        ----       --------      -----------   -----------
                                                 (All amounts in thousands except per share data and number of Centers)
OTHER DATA:
Funds from operations-diluted (4)     $120,518      $83,427      $62,428     $44,938       $39,343        $32,710           N/A
EBITDA (5)                            $189,497     $147,554     $101,889     $68,878       $57,592        $47,320           N/A
Cash flows from (used in):
   Operating activities                $85,176      $78,476      $80,431     $48,186           N/A        $30,011           N/A
   Investing activities              ($761,147)   ($215,006)   ($296,675)   ($88,413)          N/A      ($137,637)          N/A
   Financing activities               $675,960     $146,041     $216,317     $51,973           N/A        $99,584           N/A
Number of centers at year end               47           30           26          19            16             16            14
Weighted average number of
   shares outstanding - basic (6)       43,016       37,982       32,934      26,930        25,645         25,714           N/A
Weighted average number of
   shares outstanding - diluted                                                                                             N/A
   (6)(7)                                43,628       38,403       33,320      26,984        25,771         25,840
Cash distributions
   declared per common share            $1.865        $1.78        $1.70       $1.66           N/A          $0.87           N/A
FFO per share - diluted (4)             $2.426       $2.172       $1.874      $1.669        $1.534            N/A           N/A



                                                                   The Company
                                      ----------------------------------------------------------------------
                                                                  December 31,
                                      ----------------------------------------------------------------------
                                          1998           1997           1996          1995         1994
                                          ----           ----           ----          ----         ----
                                                           ( All amounts in thousands)
BALANCE SHEET DATA:
Investment in real estate
   (before accumulated depreciation)    $2,213,125     $1,607,429     $1,273,085     $ 833,998     $ 554,788
Total assets                            $2,322,056     $1,505,002     $1,187,753     $ 763,398     $ 485,903
Total mortgage, notes and debentures
  payable                               $1,507,118     $1,122,959      $ 789,239     $ 485,193     $ 313,632
Minority interest (1)                    $ 165,524      $ 100,463      $ 112,242     $  95,740     $  72,376
Stockholders' equity                     $ 577,413      $ 216,295      $ 237,749     $ 158,345     $  86,939



(1) "Minority Interest" reflects the ownership interest in the Operating Partnership not owned by the REIT.

(2) Unconsolidated joint ventures include all Centers in which the Company does not have a controlling ownership interest and the Management Companies.
     The Management Companies on a pro forma basis and after March 15, 1994 have been reflected using the equity method.

(3)  Earnings per share is based on SFAS No. 128 for all years presented.

(4) Funds from Operations ("FFO") represents net income (loss) (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring and sales or write-down of assets, plus depreciation and amortization (excluding depreciation on personal property and amortization of loan and financial instrument costs), and after adjustments for unconsolidated entities. Adjustments for unconsolidated entities are calculated on the same basis. FFO does not represent cash flow from operations as defined by GAAP and is not necessarily indicative of cash available to fund all cash flow needs. The computation of FFO - diluted and diluted average number of shares outstanding includes the effect of outstanding common stock options and restricted stock using the treasury method. Convertible debentures for the twelve month period ending December 31, 1998 are anti-dilutive and are not included. On February 25, 1998, the Company sold $100 million of its Series A Preferred Stock. On June 17, 1998, the Company sold $150 million of its Series B Preferred Stock. The preferred stock can be converted on a one-for-one basis for common stock. The preferred shares are not assumed converted for purposes of net income per share as they would be anti-dilutive to that calculation. The preferred shares are assumed converted for purposes of FFO-diluted per share as they are dilutive to that calculation.

(5) EBITDA represents earnings before interest, income taxes, depreciation, amortization, minority interest, equity in income (loss) of unconsolidated entities, extraordinary items, gain (loss) on sale of assets and preferred dividends. This data is relevant to an understanding of the economics of the shopping center business as it indicates cash flow available from operations to service debt and satisfy certain fixed obligations. EBITDA should not be construed by the reader as an alternative to operating income as an indicator of the Company's operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity.
(6)  Assumes that all OP Units are converted to common stock.
(7) Assumes issuance of common stock for in-the-money options and restricted stock calculated using the Treasury method in accordance with SFAS No. 128 for all years presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL BACKGROUND AND PERFORMANCE MEASUREMENT

         The Company believes that the most significant measures of its operating performance are Funds from Operations and EBITDA. Funds from Operations is defined as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales or write-down of assets, plus depreciation and amortization (excluding depreciation on personal property and amortization of loan and financial instrument costs), and after adjustments for unconsolidated entities. Adjustments for unconsolidated entities are calculated on the same basis. Funds from Operations does not represent cash flow from operations as defined by GAAP and is not necessarily indicative of cash available to fund all cash flow needs.

         EBITDA represents earnings before interest, income taxes, depreciation, amortization, minority interest, equity in income (loss) of unconsolidated entities, extraordinary items, gain (loss) on sale of assets and preferred dividends. This data is relevant to an understanding of the economics of the shopping center business as it indicates cash flow available from operations to service debt and satisfy certain fixed obligations. EBITDA should not be construed as an alternative to operating income as an indicator of the Company's operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity. While the performance of individual Centers and the Management Companies determines EBITDA, the Company's capital structure also influences Funds from Operations. The most important component in determining EBITDA and Funds from Operations is Center revenues. Center revenues consist primarily of minimum rents, percentage rents and tenant expense recoveries. Minimum rents will increase to the extent that new leases are signed at market rents that are higher than prior rents. Minimum rent will also fluctuate up or down with changes in the occupancy level. Additionally, to the extent that new leases are signed with more favorable expense recovery terms, expense recoveries will increase.

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

         The following discussion is based primarily on the consolidated financial statements of the Company for the years ended December 31, 1998, 1997 and 1996. The following discussion compares the activity for the year ended December 31, 1998 to results of operations for 1997. Also included is a comparison of the activities for the year ended December 31, 1997 to the results for the year ended December 31, 1996. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

FORWARD-LOOKING STATEMENTS

         This annual report on Form 10-K contains or incorporates statements that constitute forward-looking statements. Those statements appear in a number of places in this Form 10-K and include statements regarding, among other matters, the Company's growth and acquisition opportunities, the Company's acquisition strategy, regulatory matters pertaining to compliance with governmental regulations and other factors affecting the Company's financial condition or results of operations. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should" and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or industry results to vary materially from the Company's future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of current and prospective tenants, lease rents, availability and cost of financing and operating expenses; adverse changes in the real estate markets including, among other things, competition with other companies, retail formats and technology, risks of real estate development and acquisition; governmental actions and initiatives; environmental and safety requirements; and Year 2000 compliance issues of the Company and third parties and related service interruptions or payment delays. The Company will not update any forward-looking information to reflect actual results or changes in the factors affecting the forward-looking information.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 The following table reflects the Company's acquisitions in 1996, 1997 and 1998:


                                                   Date
                                                  Acquired                              Location
                                               --------------                       ----------------
"1996 Acquisition Centers":
---------------------------
Villa Marina Marketplace                January 25, 1996                      Marina Del Rey, California
Valley View Center                      October 21, 1996                      Dallas, Texas
Rimrock Mall                            November 27, 1996                     Billings, Montana
Vintage Faire Mall                      November 27, 1996                     Modesto, California
Pacific View (formerly
 known as Buenaventura Mall)            December 18, 1996                     Ventura, California
Fresno Fashion Fair                     December 18, 1996                     Fresno, California
Huntington Center                       December 18, 1996                     Huntington Beach, California

"1997 Acquisition Centers":
---------------------------
South Towne Center                      March 27, 1997                        Sandy, Utah
Stonewood Mall                          August 6, 1997                        Downey, California
Manhattan Village (*)                   August 19, 1997                       Manhattan Beach, California
The Citadel Mall                        December 19, 1997                     Colorado Springs, Colorado
Great Falls Marketplace                 December 31, 1997                     Great Falls, Montana

"1998 Acquisition Centers":
----------------------------
ERE/Yarmouth Portfolio (*)              February 27, 1998                     Twelve properties in eight states
South Plains Mall                       June 19, 1998                         Lubbock, Texas
Westside Pavilion                       July 1, 1998                          Los Angeles, California
Village at Corte Madera                 June-July 1998                        Corte Madera, California
Carmel Plaza                            August 10, 1998                       Carmel, California
Northwest Arkansas Mall                 December 15, 1998                     Fayetteville, Arkansas


(*) denotes the Company owns these Centers through a joint venture partnership.

The financial statements include the results of these Centers for periods subsequent to their acquisition.

         Many of the variations in the results of operations, discussed below, occurred due to the addition of these properties to the portfolio during 1998, 1997 and 1996. Many factors impact the Company's ability to acquire additional properties including the availability and cost of capital, overall debt to market capitalization level, interest rates and availability of potential acquisition targets that meet the Company's criteria. Accordingly, management is uncertain whether during the balance of 1999, and in future years, there will be similar acquisitions and corresponding increases in revenues, net income and Funds from Operations that occurred as a result of the 1998, 1997 and 1996 Acquisition Centers. Pacific View (formerly known as Buenaventura Mall), Crossroads Mall-Boulder, Huntington Center and Parklane Mall are currently under redevelopment and are referred to herein as the "Redevelopment Centers." All other centers are referred to herein as the "Same Centers".

         The bankruptcy and/or closure of an Anchor, or its sale to a less desirable retailer, could adversely affect customer traffic in a Center and thereby reduce the income generated by that Center. Furthermore, the closing of an Anchor could, under certain circumstances, allow certain other Anchors or other tenants to terminate their leases or cease operating their stores at the Center or otherwise adversely affect occupancy at the Center. During 1997, Montgomery Ward filed for bankruptcy. The Company has Montgomery Ward as an Anchor in 11 of its Centers. Montgomery Ward has indicated that it plans to cease operating at three of these locations. The Company is negotiating to recapture these locations and replace Montgomery Ward with another department store. Montgomery Ward has not yet disclosed whether they will cease to operate any of its eight remaining stores at the Centers. If Montgomery Ward ceases to operate any of its stores and the Company is unable to replace them with other tenants, it could have an adverse effect on a Center.

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

ASSETS AND LIABILITIES

         Total assets increased to $2,322 million at December 31, 1998 compared to $1,505 million at December 31, 1997 and $1,188 million at December 31, 1996. During that same period, total liabilities increased from $838 million in 1996 to $1,188 million in 1997 and $1,579 million in 1998. These changes were primarily as a result of the 1996 and 1998 common stock offerings, the 1997 convertible debenture offering, the purchase of the 1998, 1997 and 1996 Acquisition Centers and related debt transactions.

A.       EQUITY OFFERINGS

         The Company sold 7,920,181 shares of its common stock in six offerings during 1998, raising $203.8 million of net proceeds.

         On February 25, 1998, the Company issued 3,627,131 shares of its Series A Preferred Stock for net proceeds totaling $99.0 million.

         On June 17, 1998, the Company issued 5,487,471 shares of its Series B Preferred Stock for net proceeds totaling $148.5 million.

         The total net proceeds from the 1998 common and preferred stock offerings totaled $451.3 million. These proceeds were used for the 1998 acquisitions, reducing borrowings under the Company's line of credit and general corporate purposes.

B.       ACQUISITIONS

         On February 27, 1998, the Company, through a 50/50 joint venture with an affiliate of Simon Property Group, Inc., acquired the ERE Yarmouth portfolio of twelve regional malls. The properties in the portfolio comprise 10.7 million square feet and are located in eight states. The total purchase price was $974.5 million, which included $485.0 million of assumed debt, at market value. The Company's share of the cash component of the purchase price was funded by issuing $100.0 million of Series A Preferred Stock, $80.0 million of common stock and borrowing the balance from the Company's line of credit.

         South Plains Mall was acquired on June 19, 1998. South Plains Mall is a 1,140,574 square foot super regional mall located in Lubbock, Texas. The purchase price was $115.5 million, consisting of $29.3 million of assumed debt, at fair market value, and $86.2 million of cash. The cash portion was funded with a portion of the proceeds from the Company's Series B Preferred Stock offering.

         Westside Pavilion was acquired on July 1, 1998 for $170.5 million. Westside Pavilion is a 755,759 square foot regional mall located in Los Angeles, California. The purchase price was funded with a portion of the proceeds from the Company's Series B Preferred Stock offering, borrowings under the Company's line of credit and the placement of a ten year $100.0 million mortgage secured by the property.

         The Village at Corte Madera is a 428,398 square foot regional mall in Corte Madera, California, which the Company acquired in two phases: (i) 40% on June 16, 1998 and (ii) the remaining 60% on July 24, 1998. In addition, Carmel Plaza, a 115,215 square foot community shopping center in Carmel, California was acquired on August 10, 1998. The combined purchase price was $165.5 million, consisting of $40.0 million of assumed debt, the issuance of $7.9 million of OP Units and $117.6 million in cash. The cash component was funded by borrowings under the Company's line of credit.

         Northwest Arkansas Mall was acquired on December 15, 1998. Northwest Arkansas Mall is a 780,237 square foot regional mall located in Fayetteville, Arkansas. The purchase price of $94.0 million was funded by a concurrently placed loan of $63.0 million and borrowings of $31.0 million under the Company's line of credit.

         On February 18, 1999, through a 51/49 joint venture with Ontario Teachers' Pension Plan Board, the Company closed on the first phase of a two phase acquisition of a portfolio of properties. The phase one closing included the acquisition of three regional malls, the retail component of a mixed-use development, five contiguous properties and two non-contiguous community shopping centers comprising approximately 3.6 million square feet for a total purchase price of approximately $427.0 million. The purchase price was funded with a $120.0 million loan placed concurrently with the closing, $140.4 million of debt from an affiliate of the seller, and $39.4 million of assumed debt. The balance of the purchase price was paid in cash. The Company's share of the cash component was funded with the proceeds from two refinancings of centers and borrowings under the Company's line of credit.

The second phase consists of the acquisition of the office component of the mixed-use development for a purchase price of approximately $115 million. The closing of the second phase is expected to occur in May 1999.

C.       REFINANCINGS

         On August 3, 1998, the Company, along with the joint venture partner, refinanced the debt secured by Broadway Plaza. The loan of $43.5 million was paid in full and a new note was issued for $75.0 million bearing interest at a fixed rate of 6.68% and maturing August 1, 2008.

         On August 7, 1998, the Company refinanced the debt on Fresno Fashion Fair. A $38.0 million loan was paid in full and a new secured note was issued for $69.0 million bearing interest at a fixed rate of 6.52% and maturing August 10, 2008.


RESULTS OF OPERATIONS

   COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997

         REVENUES

                    Minimum and percentage rents increased by 27% to $192.6 million in 1998 from $151.5 million in 1997. Approximately $18.9 million of the increase resulted from the 1997 Acquisition Centers, $18.8 million resulted from the 1998 Acquisition Centers and $5.0 million of the increase was attributable to the Same Centers. These increases were partially offset by revenue decreases at the Redevelopment Centers of $1.6 million in 1998.

                    Tenant recoveries increased to $86.7 million in 1998 from $66.5 million in 1997. The 1998 and 1997 Acquisition Centers generated $17.7 million of this increase and $2.2 million of the increase was from the Same Centers.

                    Other income increased to $4.5 million in 1998 from $3.2 million in 1997. Approximately $0.6 million of the increase related to the 1998 and 1997 Acquisition Centers, $0.7 million of the increase was attributable to the Same Centers and the Redevelopment Centers.

         EXPENSES

                    Shopping center expenses increased to $90.0 million in 1998 compared to $70.9 million in 1997. Approximately $17.3 million of the increase resulted from the 1998 and 1997 Acquisition Centers. The other Centers had a net increase of $1.8 million in shopping center expenses resulting primarily from increased property taxes and recoverable expenses.

                    General and administrative expenses increased to $4.4 million in 1998 from $2.8 million in 1997 primarily due to the accounting change required by EITF 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions," which requires the expensing of internal acquisition costs. Previously in accordance with GAAP, certain internal acquisition costs were capitalized. The increase is also attributable to higher executive and director compensation expense.


         INTEREST EXPENSE

                    Interest expense increased to $91.4 million in 1998 from $66.4 million in 1997. This increase of $25.0 million is primarily attributable to the acquisition activity in 1997 and 1998, which was partially funded with secured debt and borrowings under the Company's line of credit. In addition, in June and July of 1997, the Company issued $161.4 million of convertible debentures, which contributed to $5.7 million of this increase.

         DEPRECIATION AND AMORTIZATION

                    Depreciation increased to $53.1 million from $41.5 million in 1997. This increase relates primarily to the 1997 and 1998 Acquisition Centers.

         MINORITY INTEREST

                    The minority interest represents the 28.4% weighted average interest of the Operating Partnership that was not owned by the Company during 1998. This compares to 31.8% not owned by the Company during 1997.

         INCOME (LOSS) FROM UNCONSOLIDATED JOINT VENTURES AND MANAGEMENT
         COMPANIES

                    The income from unconsolidated joint ventures and the Management Companies was $14.5 million for 1998, compared to a loss of $8.1 million in 1997. A total of $14.5 million of the change is attributable to the 1998 acquisition of the ERE/Yarmouth portfolio. Also, in 1997, there was a write-down and loss of $10.5 million on the sale of North Valley Plaza.

         GAIN ON SALE OF ASSETS

                  During 1997, the Company sold a parcel of land for a net gain of $1.6 million compared to a minimal amount of gain on sale recognized in 1998.

         EXTRAORDINARY LOSS FROM  EARLY EXTINGUISHMENT OF DEBT

                    In 1998, the Company wrote off $2.4 million of unamortized financing costs, compared to $0.6 million written off in 1997.

         NET INCOME AVAILABLE TO COMMON STOCKHOLDERS

                    As a result of the foregoing, net income available to common stockholders increased to $32.5 million in 1998 from $22.0 million in 1997.

         OPERATING ACTIVITIES

                    Cash flow from operations was $85.2 million in 1998 compared to $78.4 million in 1997. The increase resulted from the factors discussed above, primarily the impact of the 1997 and 1998 Acquisition Centers.

         INVESTING ACTIVITIES

                    Cash flow used in investing activities was $761.1 million in 1998 compared to $215.0 million in 1997. The change resulted primarily from the higher volume of acquisition activity completed in 1998 compared to 1997.

         FINANCING ACTIVITIES

                    Cash flow from financing activities was $676.0 million in 1998 compared to $146.0 million in 1997. The increase resulted from the offerings of 7,920,181 shares of common stock, 3,627,131 shares of Series A Preferred Stock and 5,487,471 shares of Series B Preferred Stock completed in 1998. No equity was raised in 1997.

         EBITDA AND FUNDS FROM OPERATIONS

                    Primarily because of the factors mentioned above, EBITDA increased 28% to $189.5 million in 1998 from $147.6 million in 1997 and Funds from Operations - Diluted increased 44% to $120.5 million from $83.4 million in 1997.

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

                  REVENUES

                    Minimum and percentage rents increased by 44% to $151.5 million in 1997 from $105.2 million in 1996. Approximately $36.0 million of the increase resulted from the 1996 Acquisition Centers and $11.9 million resulted from the 1997 Acquisition Centers. These increases were partially offset by decreases of $0.5 million at Parklane Mall and $0.3 million at Crossroads-Boulder, both due to reduced occupancy incurred during redevelopment.

                    Tenant recoveries increased to $66.5 million in 1997 from $47.7 million in 1996. The 1997 and 1996 Acquisition Centers generated $19.6 million of this increase. These increases were partially offset by lower recoveries resulting from lower Same Center recoverable expenses in 1997 compared to 1996.

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

         INTEREST EXPENSE

                    Interest expense increased to $66.4 million in 1997 from $42.4 million in 1996. This increase of $24.0 million is attributable to the acquisition activity in 1997 and 1996, which was partially funded with secured debt. In addition, in June and July 1997, the Company issued $161.4 million of convertible debentures.

         DEPRECIATION AND AMORTIZATION

                    Depreciation increased to $41.5 million from $32.6 million in 1996. This increase relates primarily to the 1996 and 1997 Acquisition Centers.

         MINORITY INTEREST

                    The minority interest represented the 31.8% weighted average interest of the Operating Partnership that was not owned by the Company during 1997. This compares to 36.9% not owned by the Company during 1996.

         INCOME (LOSS) FROM UNCONSOLIDATED JOINT VENTURES AND MANAGEMENT
         COMPANIES

                    The loss from unconsolidated joint ventures and the Management Companies was $8.1 million for 1997, compared to a gain of $3.3 million in 1996. A total of $10.5 million of the change is attributable to the write-down and the loss on the sale of North Valley Plaza in 1997.

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

         OPERATING ACTIVITIES

                    Cash flow from operations was $78.5 million in 1997 compared to $80.4 million in 1996. The decrease resulted from the factors discussed above, primarily the impact of the 1996 and 1997 Acquisition Centers and related financings.

         INVESTING ACTIVITIES

                    Cash flow used in investing activities was $215.0 million in 1997 compared to $296.7 million in 1996. The change resulted primarily from the four acquisitions completed in 1997 compared to seven acquisitions in 1996.

         FINANCING ACTIVITIES

                    Cash flow from financing activities was $146.0 million in 1997 compared to $216.3 million in 1996. The decrease resulted from more acquisition financing done in 1996 than 1997.

         EBITDA AND FUNDS FROM OPERATIONS

                    Due primarily to the factors mentioned above, EBITDA increased 45%, to $147.6 million in 1997 from $101.9 million in 1996 and Funds From Operations increased 33%, to $83.2 million, from $62.4 million in 1996.


         LIQUIDITY AND CAPITAL RESOURCES

                    The Company intends to meet its short term liquidity requirements through cash generated from operations and working capital reserves. The Company anticipates that revenues will continue to provide necessary funds for its operating expenses and debt service requirements, and to pay dividends to stockholders in accordance with REIT requirements. The Company anticipates that cash generated from operations, together with cash on hand, will be adequate to fund capital expenditures which will not be reimbursed by tenants, other than non-recurring capital expenditures. Capital for major expenditures or major redevelopments has been, and is expected to continue to be, obtained from equity or debt financings which include borrowings under the Company's line of credit and construction loans. However, many factors impact the Company's ability to access capital, such as its overall debt to market capitalization level, interest rates and interest coverage ratios. The Company currently is undertaking a $90 million redevelopment of Pacific View. See "Item 2. Properties." The Company has a bank construction loan agreement to fund $89.2 million of these construction costs.

                    The Company believes that it will have access to the capital necessary to expand its business in accordance with its strategies for growth and maximizing Funds from Operations. The Company presently intends to obtain additional capital necessary to expand its business through a combination of additional public and private equity offerings, debt financings and/or joint ventures. During 1998 and 1999, the Company acquired two portfolios through joint ventures with another party. The Company believes such joint venture arrangements provide an attractive alternative to other forms of financing, particularly during periods when access to public capital markets is restricted by prevailing market conditions. See "Equity Offerings" and "Acquisitions."

                    The Company's total outstanding loan indebtedness at December 31, 1998 was $1.8 billion (including its pro rata share of joint venture debt). This equated to a debt to Total Market Capitalization (defined as total debt of the Company, including its pro rata share of joint venture debt, plus aggregate market value of outstanding shares of common stock, assuming full conversion of OP Units and preferred stock into common stock) ratio of approximately 56% at December 31, 1998. The Company's debt consists primarily of fixed-rate conventional mortgages payable secured by individual properties. See "Properties-Mortgage Debt" for a description of the Company's outstanding mortgage indebtedness.

                    The Company has filed a shelf registration statement, effective December 8, 1997, to sell securities. The shelf registration is for a total of $500 million of common stock, common stock warrants or common stock rights. On February 18, 1998, the Company issued 1,052,650 shares and on February 23, 1998 an additional 1,826,484 shares were issued. On April 24, 1998, the Company issued 808,989 shares and an additional 967,256, 1,864, 802 and 1,400,000 shares were issued on April 29, 1998, May 29, 1998 and December 14, 1998, respectively. The aggregate offering price of these transactions was approximately $212.9 million, leaving approximately $287.1 million available under the shelf registration statement.

                    The Company has an unsecured line of credit for up to $150.0 million. There was $137.0 million of borrowings outstanding at December 31, 1998.

                    At December 31, 1998, the Company had cash and cash equivalents available of $25.1 million.



         YEAR 2000 READINESS DISCLOSURE

         THE INFORMATION PROVIDED BELOW CONTAINS YEAR 2000 STATEMENTS AND IS A YEAR 2000 READINESS DISCLOSURE PURSUANT TO PUB. L. NO. 105-271.

         YEAR 2000 ISSUES

         The Year 2000 issue is the result of many existing computer programs and embedded technology using two digits rather than four to define the applicable year. The Company's computer equipment and software and devices with embedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or erroneous data which would cause disruptions of operations.

         The Company has initiated a Year 2000 compliance program consisting of the following phases: (1) identification of Year 2000 issues; (2) assessment of Year 2000 compliance of systems; (3) remediation or replacement of non-compliant systems; (4) testing to verify compliance; and (5) contingency planning, as appropriate. This program includes a review of both information technology ("IT") and non-IT systems and is being supervised by the Company's Year 2000 team which consists of management as well as operational and IT staff members.

         On February 18, 1999, the Company acquired several properties from various Safeco Corporation entities and is in the process of reviewing each property's Year 2000 readiness. Such review is anticipated to be completed by June 30, 1999. See "Recent Developments - Acquisitions". The following disclosure provides information regarding the Company's properties excluding those acquisition properties.

         IT SYSTEMS

         The Company has reviewed its core computer hardware systems and software programs to determine if such systems and programs will properly process dates in the Year 2000 and thereafter. Based on manufacturer or vendor information, the Company presently believes most of its critical computer hardware systems and software programs are substantially Year 2000 compliant. The Company is aware of one critical hardware system which needs a Year 2000 upgrade at a cost of approximately $13,100. The Company is currently conducting its own evaluation and testing to verify compliance of its critical hardware systems and software and expects to conclude such testing by June 1, 1999.

         The most important software program to the Company's operations is its property management and accounting software. The Company has been advised by its independent software vendor that it has completed its evaluation, testing and modification of this program and the necessary changes have been completed to achieve Year 2000 compliance. The Company is conducting its own evaluation and testing to confirm this conclusion and expects to complete such testing by June 1, 1999.

         The Company completed its assessment of the Year 2000 compliance of its non-critical computer hardware systems and software programs by its target date of December 31, 1998. Based on manufacturer or vendor information, the Company presently believes that substantially all of its non-critical hardware systems and software programs are Year 2000 compliant.

         YEAR 2000 READINESS DISCLOSURE, CONTINED:

         NON-IT SYSTEMS

         Part of the Company's Year 2000 program also includes a review of the various operating systems of each of its portfolio properties and main offices. These systems typically include embedded technology which complicates the Company's Year 2000 efforts. Examples of these types of systems include energy management systems, telecommunication systems, elevators, security systems and copiers. The various operating systems have been assigned priorities based on the importance of the system to each property's operations and the potential impact of non-compliance. All of the Company's properties have substantially completed their initial assessment of each system and are verifying Year 2000 compliance through the manufacturers and/or vendors of the systems. Approximately 70% of the critical operating systems for which the Company has received information from manufacturers or vendors are substantially Year 2000 compliant as reported by such entities. Certain critical systems, 11 energy management systems, one telephone system, and one parking access computer software system, will need Year 2000 upgrades and the Company is in the process of obtaining such upgrades at an aggregate cost of approximately $50,000. Other non-compliant critical systems are being upgraded by the manufacturer at no cost to the Company or were previously scheduled for replacement or upgrades prior to January 1, 2000. With respect to approximately 20% of its critical operating systems, the Company has not received the necessary information to assess the Year 2000 compliance of such systems. The Company is contacting these manufacturers/ vendors to obtain the information necessary to complete its Year 2000 compliance assessment.

         Each property is preparing recommendations regarding the remediation and testing phases. Remediation and testing recommendations and time lines are prepared based on the importance of each system to the property's operations and information received from the manufacturer/vendor. The Company plans to coordinate the testing phase with the manufacturers/vendors of the systems, as appropriate. The Company established June 1, 1999 as its target date to complete the remediation and testing phases for the critical operating systems at each property. The Company will need the cooperation of its manufacturers/vendors in providing information and testing assistance to meet this timeline for its critical operating systems. If such cooperation is not provided, completion of these phases will be delayed. The Company expects the Year 2000 program to continue beyond January 1, 2000 with respect to non-critical operating systems and issues.

         MATERIAL THIRD PARTIES

         The Company mailed surveys to its material vendors, utilities and tenants about their plans and progress in addressing the Year 2000 issue. Those entities surveyed include the utilities for each mall (i.e., electric, gas, water, telephone and waste management companies), the largest tenants of the Company based on the amount of their 1998 rent payments and certain Anchor tenants. As of this date, the Company has received responses from approximately 58% of those entities surveyed. Generally, the responses received state that the entity is in the process of addressing the Year 2000 compliance issues and expects to achieve compliance prior to January 1, 2000.

         COSTS

         Because the Company's assessment, remediation and testing efforts are ongoing, the Company is unable to estimate the actual costs of achieving Year 2000 compliance for its IT and non-IT systems. Based on information received from manufacturers/vendors, the Company presently anticipates that the assessment and remediation costs will not be material. As of December 31, 1998, the Company has not expended significant amounts since its evaluation of Year 2000 issues has been primarily conducted by its own personnel. The Company does not separately record the internal costs incurred for its Year 2000 compliance program. Such costs are primarily the related payroll costs for its personnel who are part of the Year 2000 program.

         RISKS

         As is true of most businesses, the Company is vulnerable to external forces that might generally effect industry and commerce, such as utility company Year 2000 compliance failures and related service interruptions. In addition, failure of information and operating systems of tenants may delay the payment of rent to the Company or impair their ability to operate. A formal contingency plan has not yet been developed for dealing with the most reasonably likely worst case scenario. The Company will continue to evaluate potential areas of risk and develop a contingency plan, as appropriate.

         Based on currently available information, the Company believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected in a timely manner, there can be no assurance that the Year 2000 issue will not adversely affect the Company's results of operations or its relationships with tenants or other third parties. Additionally, there can be no assurance that the Year 2000 issues of third parties will not have an adverse impact on the Company's results of operations.

         FUNDS FROM OPERATIONS

                  The Company believes that the most significant measure of its performance is FFO. FFO is defined by The National Association of Real Estate Investment Trusts ("NAREIT") to be: Net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales or write-down of assets, plus depreciation and amortization (excluding depreciation on personal property and amortization of loan and financial instrument costs) and after adjustments for unconsolidated entities. Adjustments for unconsolidated entities are calculated on the same basis. FFO does not represent cash flow from operations, as defined by GAAP, and is not necessarily indicative of cash available to fund all cash flow needs. The following reconciles net income available to common stockholders to FFO:



                                                                           1998                        1997
                                                                 --------------------------  --------------------------
                                                                 Shares        Amount        Shares        Amount
                                                                 ------------  ------------  ------------  ------------
                                                                                (amounts in thousands)
     Net income - available to common stockholders                                 $32,528                     $22,046

     Adjustments to reconcile net income to FFO-basic:

          Minority interest                                                         12,902                      10,567
          Loss on early extinguishment of debt                                       2,435                         555
          Gain on sale of wholly-owned  assets                                          (9)                     (1,619)
          Loss on sale or write-down of assets from
                unconsolidated entities (pro rata)                                     143                      10,400
          Depreciation and amortization on wholly owned centers                     53,141                      41,535
          Depreciation and amortization on joint ventures and
                from the management companies (pro rata)                            10,879                       2,312

     Less:  depreciation on personal property and
               amortization of loan costs and interest rate caps                    (3,716)                     (2,608)

                                                                               ------------                ------------
     FFO - basic (1)                                                  43,016      $108,303        37,982       $83,188

     Additional adjustment to arrive at FFO-diluted

          Impact of convertible preferred stock                        6,058        11,547           N/A           N/A
          Impact of stock options and restricted stock using
              the treasury method                                        612           668           421           239
          Impact of convertible debentures                                        (n/a anti-dilutive)
                                                                 -----------   -----------   -----------   ------------

     FFO - diluted (2)                                                49,686      $120,518        38,403       $83,427
                                                                 -----------   -----------   -----------   ------------
                                                                 -----------   -----------   -----------   ------------

         (1) Calculated based upon basic net income as adjusted to reach basic FFO. Weighted average number of shares includes the weighted average shares of common stock outstanding for 1998 assuming the conversion of all outstanding OP Units.

         (2) The computation of FFO - diluted and diluted average number of shares outstanding includes the effect of outstanding common stock options and restricted stock using the treasury method. Convertible debentures for the twelve month period are anti-dilutive and are not included. On February 25, 1998, the Company sold $100 million of its Series A Preferred Stock. On June 17, 1998, the Company sold $150 million of its Series B Preferred Stock. The preferred stock can be converted on a one-for-one basis for common stock. The preferred shares are not assumed converted for purposes of net income per share as they would be anti-dilutive to that calculation. The preferred shares are assumed converted for purposes of FFO-diluted per share as they are dilutive to that calculation.

         Included in minimum rents were rents attributable to the accounting practice of straight lining of rents. The amount of straight lining of rents that impacted minimum rents was $3,814,000 for 1998, $3,599,000 for 1997 and $1,832,000 for 1996.

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

     SEASONALITY

         The shopping center industry is seasonal in nature, particularly in the fourth quarter during the holiday season when retailer occupancy and retail sales are typically at their highest levels. In addition, shopping malls achieve a substantial portion of their specialty (temporary retailer) rents during the holiday season. As a result of the above, earnings are generally highest in the fourth quarter of each year.


     NEW PRONOUNCEMENTS ISSUED:

                  In March, 1998, the Financial Accounting Standards Board ("FASB"), through its Emerging Issues Task Force ("EITF"), concluded based on EITF 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions," that all internal costs to source, analyze and close acquisitions should be expensed as incurred. The Company has historically capitalized these costs in accordance with GAAP. The Company has adopted the FASB's interpretation effective March 19,1998, and the impact was approximately $0.04 per share reduction of net income and FFO-diluted per share for 1998.

                  In May, 1998, the FASB, through the EITF, modified the timing of recognition of revenue for percentage rent received from tenants in EITF 98-9, "Accounting for Contingent Rent in Interim Financial Periods." The Company applied this accounting change as of April 1, 1998. The accounting change had the effect of deferring $1,792,000 of percentage rent in the second quarter of 1998 and $972,000 of percentage rent in the third quarter of 1998. During the fourth quarter of 1998, the FASB reversed EITF 98-9. Accordingly, the Company has resumed accounting for percentage rent on the accrual basis. The effect of these changes was that approximately $2,764,000 was deferred from the second and third quarters of 1998 to the fourth quarter of 1998.

                  In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for the Company's financial statements for periods beginning January 1, 2000. The new standard requires companies to record derivatives on the balance sheet, measured at fair value. Changes in the fair values of those derivatives will be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company has not yet determined when it will implement SFAS 133 nor has it completed the complex analysis required to determine the impact on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              The Company's primary market risk exposure is interest rate risk. The Company has managed and will continue to manage interest rate risk by
     (1) maintaining a conservative ratio of fixed rate, long-term debt to total debt such that variable rate exposure is kept at an acceptable level, (2) reducing interest rate exposure on certain long-term variable rate debt through the use of interest rate caps with appropriately matching maturities, (3) using treasury rate locks where appropriate to fix rates on anticipated debt transactions, and (4) taking advantage of favorable market conditions for long-term debt and/or equity.

              The following table sets forth information as of December 31, 1998 concerning the Company's long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV").



                                For the Year Ended December 31,
                                    (dollars in thousands)
                                              1999         2000          2001         2002
                                              ----         ----          ----         ----
Long term debt:
    Fixed rate                                 $10,670        $8,159     $107,461       $10,302
    Average interest rate                         7.30%         7.30%        7.26%         7.26%
    Fixed rate - Debentures                          -             -            -       161,400
    Average interest rate                            -             -            -          7.25%
    Variable rate                              150,100             -      137,000             -
    Average interest rate                        6.76%             -         6.79%            -
                                           -----------------------------------------------------
Total debt - Wholly owned Centers             $160,770        $8,159     $244,461      $171,702
                                           -----------------------------------------------------

Joint Venture Centers:
(at Company's pro rata share)

    Fixed rate                                  $7,202             -            -             -
    Average interest rate                         8.89%            -            -             -
    Variable rate                                    -             -            -             -
    Average interest rate                            -             -            -             -
                                           -----------------------------------------------------
Total debt - All Centers                      $167,972        $8,159     $244,461      $171,702
                                           -----------------------------------------------------
                                           -----------------------------------------------------


                                              2003      Thereafter      Total          FV
                                              ----      ----------      -----          --
Long term debt:
    Fixed rate                                 $99,832      $822,194   $1,058,618    $1,121,753
    Average interest rate                         7.20%         7.20%        7.20%            -
    Fixed rate - Debentures                          -             -      161,400       155,719
    Average interest rate                            -             -         7.25%            -
    Variable rate                                    -             -      287,100       287,100
    Average interest rate                            -             -         6.77%            -
                                           -----------------------------------------------------

Total debt - Wholly owned Centers              $99,832      $822,194   $1,507,118    $1,564,572
                                           -----------------------------------------------------

Joint Venture Centers:
(at Company's pro rata share)

    Fixed rate                                       -      $197,740     $204,942      $205,828
    Average interest rate                            -          6.50%        7.20%            -
    Variable rate                               92,500             -       92,500        92,500
    Average interest rate                        6.15%             -         6.15%            -
                                           -----------------------------------------------------

Total debt - All Centers                      $192,332    $1,019,934   $1,804,560    $1,862,900
                                           -----------------------------------------------------
                                           -----------------------------------------------------


     Of the total variable rate debt maturing in 1999, $65.1 million was paid in full on February 4, 1999, and refinanced with a new $100 million fixed rate loan at an interest rate of 6.74%. The Company is currently in negotiations to refinance the remaining $85.0 million maturing in 1999 with fixed rate debt. The $137.0 million of variable debt maturing in 2001 represents the outstanding borrowings under the Company's credit facility. The credit facility matures in February 2000, with a one year option to extend the maturity date to February 2001. The table reflects the Company extending the maturity date to February 2001.

     In addition, the Company has assessed the market risk for its variable rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $3.8 million per year based on $379.6 million outstanding at December 31, 1998.

     The fair value of the Company's long term debt is estimated based on discounted cash flows at interest rates that management believes reflects the risks associated with long term debt of similar risk and duration.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Refer to the Index to Financial Statements and Financial Statement Schedules for the required information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         There is hereby incorporated by reference the information which appears under the captions "Election of Directors," "Executive Officers" and "Section 16 Reporting" in the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION.

         There is hereby incorporated by reference the information which appears under the caption "Executive Compensation" in the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders; provided, however, that neither the Report of the Compensation Committee on executive compensation nor the Stock Performance Graph set forth therein shall be incorporated by reference herein, in any of the Company's prior or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent the Company specifically incorporates such report or stock performance graph by reference therein and shall not be otherwise deemed filed under either of such Acts.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         There is hereby incorporated by reference the information which appears under the captions "Principal Stockholders," "Information Regarding Nominees and Directors" and "Executive Officers" in the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There is hereby incorporated by reference the information which appears under the captions "Certain Transactions" in the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                        Page
                                                                                                       -------
(a)      1.       Financial Statements of the Company

                  Report of Independent Accountants.                                                      39

                  Consolidated balance sheets of the Company as of December 31, 1998 and 1997.
                                                                                                          40

                  Consolidated statements of operations of the Company for the years ended
                  December 31, 1998, 1997 and 1996.                                                       41

                  Consolidated statements of stockholders' equity of the Company for the years
                  ended December 31, 1998, 1997 and 1996.                                                 42

                  Consolidated statements of cash flows of the Company for the years ended
                  December 31, 1998, 1997 and 1996.                                                       43

                  Notes to consolidated financial statements                                           44-61

         2.       Financial Statements of SDG Macerich Properties, L.P.

                  Independent Auditors' Report                                                            62

                  Balance sheet of SDG Macerich Properties, L.P. as of December 31, 1998.
                                                                                                          63

                  Statement of operations of SDG Macerich Properties, L.P. for the year ended
                  December 31, 1998.                                                                      64

                  Statement of cash flows of SDG Macerich Properties, L.P. for the year ended
                  December 31, 1998.                                                                      65

                  Statement of partners' equity of the SDG Macerich Properties, L.P. for the
                  year ended December 31, 1998.                                                           66

                  Notes to financial statements                                                        67-69

         3.       Financial Statement Schedules

                  Schedule III - Real estate and accumulated depreciation of the Company
                                                                                                       70-71

                  Schedule III - Real estate and accumulated depreciation of SDG Macerich
                  Properties, L.P.                                                                        72

(b) 1. Reports on Form 8-K.

                  Form 8-K/A dated November 10, 1998 amending the Form 8-K
                  regarding the acquisition of the Village at Corte Madera and the Form 8-K regarding the acquisition of Carmel Plaza and including certain financial statements and pro forma financial
                  information regarding such acquisitions.                                                 -




ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND Page
REPORTS ON FORM 8-K, CONTINUED:

                                                                                                        Page
                                                                                                       -------

                  Form 8-K dated November 13, 1998, as amended by Form 8-K/A dated December 8, 1998, regarding the declaration of a
                  dividend of one preferred share purchase right for each
                  outstanding share of common stock.                                                       -

                  Form 8-K dated December 14, 1998 with respect to the Underwriting Agreement and opinion of counsel regarding the issuance of 1,400,000 shares of common
                  stock.                                                                                   -

                  Form 8-K dated December 30, 1998 with respect to the acquisition of
                  Northwest Arkansas Mall.                                                                 -

(c)      1.       Exhibits

                  The Exhibit Index attached hereto is incorporated by reference under this
                  item.                                                                                    -


                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of The Macerich Company:



We have audited the consolidated financial statements and financial statement schedule of The Macerich Company (the "Company") as listed in Items 14(a)(1) and
(3) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements and financial statement schedule based on our audits. We did not audit the financial statements of SDG Macerich Properties, L.P. (the "Partnership") the investment in which is reflected in the accompanying consolidated financial statements using the equity method of accounting. The investment in the Partnership represents approximately 10% of 1998 consolidated total assets of the Company, and the equity in its net income represents approximately 33% of the Company's 1998 consolidated net income. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for the Partnership, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Macerich Company as of December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




PricewaterhouseCoopers LLP

Los Angeles, California
March 17, 1999

                              THE MACERICH COMPANY
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                            December 31,
                                                                                  ----------------------------------
                                                                                        1998             1997
                                                                                        ----             ----
                                     ASSETS:
Property, net                                                                           $1,966,845       $1,407,179
Cash and cash equivalents                                                                   25,143           25,154
Tenant receivables, including accrued overage rents of
     $5,917 in 1998 and $4,330 in 1997                                                      37,373           23,696
Due from affiliates                                                                              -            3,105
Deferred charges and other assets, net                                                      62,673           37,899
Investments in joint ventures and the Management Companies                                 230,022            7,969
                                                                                  ----------------- ----------------
               Total assets                                                             $2,322,056       $1,505,002
                                                                                  ----------------- ----------------
                                                                                  ----------------- ----------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY:

Mortgage notes payable:
     Related parties                                                                      $134,625         $135,313
     Others                                                                              1,074,093          771,246
                                                                                  ----------------- ----------------
     Total                                                                               1,208,718          906,559
Bank notes payable                                                                         137,000           55,000
Convertible debentures                                                                     161,400          161,400
Accounts payable and accrued expenses                                                       27,701           17,335
Due to affiliates                                                                            2,953           15,109
Other accrued liabilities                                                                   36,927           32,841
Preferred stock dividend payable                                                             4,420                -
                                                                                  ----------------- ----------------
               Total liabilities                                                         1,579,119        1,188,244

Minority interest in Operating Partnership                                                 165,524          100,463
                                                                                  ----------------- ----------------

Commitments and contingencies (Note 11)

Stockholders' equity:
       Series A cumulative convertible redeemable preferred stock, $.01 par value, 3,627,131 and 0 shares authorized, issued and outstanding at December 31, 1998 and December 31, 1997,
              respectively                                                                      36                -
       Series B cumulative convertible redeemable preferred stock, $.01 par value, 5,487,471 and 0 shares authorized, issued and outstanding at December 31, 1998 and December 31, 1997,
              respectively                                                                      55                -
     Common stock, $.01 par value, 100,000,000 shares
              authorized, 33,901,963 and 26,004,800 shares issued and
              outstanding at December 31, 1998 and 1997, respectively                          338              260
     Additional paid in capital                                                            581,508          219,121
     Accumulated earnings                                                                        -                -
     Unamortized restricted stock                                                           (4,524)          (3,086)
                                                                                  ----------------- ----------------
              Total stockholders' equity                                                   577,413          216,295
                                                                                  ----------------- ----------------
                   Total liabilities and stockholders' equity                           $2,322,056       $1,505,002
                                                                                  ----------------- ----------------
                                                                                  ----------------- ----------------


   The accompanying notes are an integral part of these financial statements.

                              THE MACERICH COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             For the years ended
                                                                                  December 31,
                                                                 --------------------------------------------------
                                                                     1998                 1997           1996
                                                                     ----                 ----           ----
           REVENUES:
              Minimum rents                                        $179,710             $142,251        $99,061
              Percentage rents                                       12,856                9,259          6,142
              Tenant recoveries                                      86,740               66,499         47,648
              Other                                                   4,555                3,205          2,208
                                                                 -----------          ------------     ---------
                 Total revenues                                     283,861              221,214        155,059
                                                                 -----------          ------------     ---------

           EXPENSES:
              Shopping center expenses                               89,991               70,901         50,792
              General and administrative expense                      4,373                2,759          2,378
                                                                 -----------          ------------     ---------
                                                                     94,364               73,660         53,170
                                                                 -----------          ------------     ---------
              Interest expense:
                Related parties                                      10,224               10,287         10,172
                Others                                               81,209               56,120         32,181
              Depreciation and amortization                          53,141               41,535         32,591
                                                                 -----------          ------------     ---------
                                                                    144,574              107,942         74,944
                                                                 -----------          ------------     ---------
           Equity in income (loss) of
                unconsolidated joint ventures
                and the management companies                         14,480              (8,063)          3,256
           Gain on sale of assets                                         9                1,619              -
                                                                 -----------          ------------     ---------
           Income before minority interest
                and extraordinary item                               59,412               33,168         30,201
           Extraordinary loss on early
                extinguishment of debt                               (2,435)                (555)          (315)
                                                                 -----------          ------------     ---------
           Income of the Operating Partnership                       56,977               32,613         29,886
           Less minority interest in net income
                of the Operating Partnership                         12,902               10,567         10,975
                                                                 -----------          ------------     ---------
           Net income                                                44,075               22,046         18,911

           Less preferred dividends                                  11,547                    -              -
                                                                 -----------          ------------     ---------
           Net income available to common stockholders              $32,528              $22,046        $18,911
                                                                 -----------          ------------     ---------
                                                                 -----------          ------------     ---------

           Earnings per common share - basic:
                Income before extraordinary item                      $1.14                $0.86          $0.92
                Extraordinary item                                    (0.08)               (0.01)         (0.01)
                                                                 -----------          ------------     ---------
           Net income - available to common stockholders              $1.06                $0.85          $0.91
                                                                 -----------          ------------     ---------
                                                                 -----------          ------------     ---------
           Weighted average number of common shares
                outstanding - basic                              30,805,000           25,891,000     20,781,000
                                                                 -----------          ------------     ---------
                                                                 -----------          ------------     ---------
           Weighted average number of common shares
                outstanding - basic, assuming full conversion
                of operating units outstanding                   43,016,000           37,982,000     32,934,000
                                                                 -----------          ------------     ---------
                                                                 -----------          ------------     ---------
           Earnings per common share - diluted:
                Income before extraordinary item                      $1.11                $0.86          $0.90
                Extraordinary item                                    (0.05)               (0.01)         (0.01)
                                                                 -----------          ------------     ---------
           Net income - available to common stockholders              $1.06                $0.85          $0.89
                                                                 -----------          ------------     ---------
                                                                 -----------          ------------     ---------
           Weighted average number of common shares
                outstanding - diluted for EPS                    43,628,000           38,403,000     33,320,000
                                                                 -----------          ------------     ---------
                                                                 -----------          ------------     ---------

   The accompanying notes are an integral part of these financial statements.

                              THE MACERICH COMPANY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                     Common      Preferred
                                                       Common        Preferred       Stock         Stock         Additional
                                                       Stock           Stock          Par           Par            Paid In
                                                     (# shares)    (# of shares)     Value         Value          Capital
                                                     ----------    -------------    --------      ---------      ----------
Balance December 31, 1995                               19,977,000              -          $200             -       $158,145

     Common stock issued to
          public                                         5,750,000                           57                      122,129
     Issuance costs                                                                                                    (152)
     Issuance of restricted stock                           41,238                                                       854
     Unvested restricted stock                             (41,238)
     Exercise of stock options                              16,000                                                       291
     Distributions paid ($1.70 per share)                                                                            (17,565)
     Net income
     Adjustment to reflect minority
          interest on a pro rata basis
          according to year end ownership
          percentage of Operating Partnership                                                                        (25,356)
                                                     ---------------------------------------------------------------------------
Balance December 31, 1996                               25,743,000              -           257             -        238,346

     Issuance costs                                                                                                     (352)
     Issuance of restricted stock                           89,958                                                     2,471
     Unvested restricted stock                             (89,958)
     Restricted stock vested in 1997                         8,248
     Exercise of stock options                             253,552                            3                        2,410
     Distributions paid ($1.78 per share)                                                                            (24,061)
     Net income
     Adjustment to reflect minority
          interest on a pro rata basis
          according to year end ownership
          percentage of Operating Partnership                                                                            307
                                                     ---------------------------------------------------------------------------
Balance December 31, 1997                               26,004,800              -           260             -        219,121

     Common stock issued to public                       7,828,124                           78                      214,562
     Preferred stock issued                                             9,114,602                         $91        249,909
     Issuance costs                                                                                                  (13,813)
     Issuance of restricted stock                           83,018                                                     2,383
     Unvested restricted stock                             (83,018)
     Restricted stock vested in 1998                        26,039
     Exercise of stock options                              43,000                                                       839
     Distributions paid ($1.865) per share                                                                           (24,464)
     Net income
     Adjustment to reflect minority interest
          on a pro rata basis according to year
          end ownership percentage of
          Operating Partnership                                                                                      (67,029)
                                                     ---------------------------------------------------------------------------
Balance December 31, 1998                               33,901,963      9,114,602          $338           $91       $581,508
                                                     ---------------------------------------------------------------------------
                                                     ---------------------------------------------------------------------------


                                                                       Unamortized          Total
                                                      Accumulated       Restricted      Stockholders'
                                                       Earnings           Stock            Equity
                                                      -----------      -----------      ---------------
Balance December 31, 1995                                         -                -          $158,345

     Common stock issued to
          public                                                                               122,186
     Issuance costs                                                                               (152)
     Issuance of restricted stock                                                                  854
     Unvested restricted stock                                                 ($854)             (854)
     Exercise of stock options                                                                     291
     Distributions paid ($1.70 per share)                  ($18,911)                           (36,476)
     Net income                                              18,911                             18,911
     Adjustment to reflect minority
          interest on a pro rata basis
          according to year end ownership
          percentage of Operating Partnership                                                  (25,356)
                                                      -------------------------------------------------
Balance December 31, 1996                                         -             (854)          237,749
     Issuance costs                                                                               (352)
     Issuance of restricted stock                                                                2,471
     Unvested restricted stock                                                (2,471)           (2,471)
     Restricted stock vested in 1997                                             239               239
     Exercise of stock options                                                                   2,413
     Distributions paid ($1.78 per share)                   (22,046)                           (46,107)
     Net income                                              22,046                             22,046
     Adjustment to reflect minority
          interest on a pro rata basis
          according to year end ownership
          percentage of Operating Partnership                                                      307
                                                      -------------------------------------------------
Balance December 31, 1997                                         -           (3,086)          216,295


     Common stock issued to public                                                             214,640
     Preferred stock issued                                                                    250,000
     Issuance costs                                                                            (13,813)
     Issuance of restricted stock                                                                2,383
     Unvested restricted stock                                                (2,383)           (2,383)
     Restricted stock vested in 1998                                             945               945
     Exercise of stock options                                                                     839
     Distributions paid ($1.865) per share                  (32,528)                           (56,992)
     Net income                                              32,528                             32,528
     Adjustment to reflect minority interest
          on a pro rata basis according to year
          end ownership percentage of
          Operating Partnership                                                                (67,029)
                                                      -------------------------------------------------
Balance December 31, 1998                                         -          ($4,524)         $577,413
                                                      -------------------------------------------------
                                                      -------------------------------------------------


    The accompanying notes are an integral part of these financial statements.

                              THE MACERICH COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             JANUARY 1, 1998           JANUARY 1, 1997           JANUARY 1, 1996
                                                                   TO                        TO                        TO
                                                            DECEMBER 31, 1998         DECEMBER 31, 1997         DECEMBER 31, 1996
                                                         -----------------------   -----------------------   ----------------------
Cash flows from operating activities:
     Net income - available to common stockholders                    $32,528                   $22,046                   $18,911
     Preferred dividends                                               11,547                         -                         -
                                                         -----------------------   -----------------------   ----------------------
     Net income                                                        44,075                    22,046                    18,911

     Adjustments to reconcile net income to net cash provided by operating activities:

     Extraordinary loss on early extinguishment of debt                 2,435                       555                       315
     Gain on sale of assets                                                (9)                   (1,619)                        -
     Depreciation and amortization                                     53,141                    41,535                    32,591
     Amortization of (premium) discount on trust deed
       note payable                                                      (635)                       33                        33
     Minority interest in the net income of the
       Operating Partnership                                           12,902                    10,567                    10,975
     Changes in assets and liabilities:
          Tenant receivables, net                                     (13,677)                     (504)                   (7,977)
          Other assets                                                (19,772)                  (10,899)                    1,181
          Accounts payable and accrued expenses                        10,366                     1,938                     6,596
          Due to affiliates                                           (12,156)                   14,679                      (382)
          Other liabilities                                             4,086                       145                    18,188
          Accrued preferred stock dividend                              4,420                         -                         -
                                                         -----------------------   -----------------------   ----------------------
                Total adjustments                                      41,101                    56,430                    61,520
                                                         -----------------------   -----------------------   ----------------------
     Net cash provided by operating activities                         85,176                    78,476                    80,431
                                                         -----------------------   -----------------------   ----------------------

Cash flows from investing activities:
     Acquisitions of property and improvements                       (481,735)                 (199,729)                 (277,319)
     Renovations and expansions of centers                            (40,545)                  (12,929)                   (8,019)
     Additions to tenant improvements                                  (5,383)                   (2,599)                     (920)
     Deferred charges                                                 (14,536)                  (12,542)                   (9,111)
     Equity in (income) loss of unconsolidated joint
        ventures and the management companies                         (14,480)                    8,063                    (3,256)
     Distributions from joint ventures                                 32,623                     8,181                     4,107
     Contributions to joint ventures                                 (240,196)                   (7,783)                         -
     Loans to affiliates                                                3,105                         -                    (3,105)
     Proceeds from sale of assets                                           -                     4,332                       948
                                                         -----------------------   -----------------------   ----------------------
     Net cash used in investing activities                           (761,147)                 (215,006)                 (296,675)
                                                         -----------------------   -----------------------   ----------------------

Cash flows from financing activities:
     Proceeds from mortgages, notes and debentures
        payable                                                       480,348                   331,400                   235,673
     Payments on mortgages and notes payable                         (165,671)                 (119,515)                  (84,775)
     Net proceeds from equity offerings                               450,828                         -                   122,034
     Dividends and distributions                                      (77,998)                  (65,844)                  (56,615)
     Dividends to preferred shareholders                              (11,547)                        -                         -
                                                         -----------------------   -----------------------   ----------------------
     Net cash provided by financing activities                        675,960                   146,041                   216,317
                                                         -----------------------   -----------------------   ----------------------
     Net (decrease) increase in cash                                      (11)                    9,511                        73

Cash and cash equivalents, beginning of period                         25,154                    15,643                    15,570
                                                         -----------------------   -----------------------   ----------------------

Cash and cash equivalents, end of period                              $25,143                   $25,154                   $15,643
                                                         -----------------------   -----------------------   ----------------------
                                                         -----------------------   -----------------------   ----------------------

Supplemental cash flow information:
     Cash payment for interest, net of amounts
          capitalized                                                 $89,543                   $65,475                   $40,572
                                                         -----------------------   -----------------------   ----------------------
                                                         -----------------------   -----------------------   ----------------------

Non-cash transactions:
     Acquisition of property by assumption of debt                    $70,116                  $121,800                  $152,228
                                                         -----------------------   -----------------------   ----------------------
                                                         -----------------------   -----------------------   ----------------------

     Acquisition of property by issuance of OP Units                   $7,917                         -                      $600
                                                         -----------------------   -----------------------   ----------------------
                                                         -----------------------   -----------------------   ----------------------


  The accompanying notes are an integral part of these financial statements.

                              THE MACERICH COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.       ORGANIZATION AND BASIS OF PRESENTATION:

                  The Macerich Company (the "Company") commenced operations effective with the completion of the initial public offering (the "IPO") on March 16, 1994. The Company is the sole general partner of and holds a 78% ownership interest in The Macerich Partnership, L. P. (the "Operating Partnership"). The interests in the Operating Partnership are known as OP Units. OP Units not held by the Company are redeemable, subject to certain restrictions, on a one-for-one basis, for the Company's common stock or cash at the Company's option.

                  The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. The 22% limited partnership interest of the Operating Partnership not owned by the Company is reflected in these financial statements as minority interest.

                  The property management, leasing and redevelopment of the Company's portfolio is provided by the Macerich Management Company, Macerich Property Management Company and Macerich Manhattan Management Company, all California corporations (together referred to hereafter as the "Management Companies"). The non-voting preferred stock of the Macerich Management Company and Macerich Property Management Company is owned by the Operating Partnership, which provides the Operating Partnership the right to receive 95% of the distributable cash flow from the Management Companies. Macerich Manhattan Management Company is a 100% subsidiary of Macerich Management Company.

         BASIS OF PRESENTATION:

                  The consolidated financial statements of the Company include the accounts of the Company and the Operating Partnership. The properties which the Operating Partnership does not own a greater than 50% interest in, and the Management Companies, have been accounted for under the equity method of accounting. These entities are reflected on the Company's consolidated financial statements as "Investments in joint ventures and the Management Companies."

                  All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         CASH AND CASH EQUIVALENTS:

                  The Company considers all highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents, for which cost approximates market. Included in cash is restricted cash of $5,954 at December 31, 1998 and $5,810 at December 31, 1997.

         TENANT RECEIVABLES:

                  Included in tenant receivables are allowance for doubtful accounts of $1,707 and $1,303 at December 31, 1998 and 1997, respectively.

         REVENUES:

                  Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight lining of rent adjustment." Rental income was increased by $3,814 in 1998, $3,599 in 1997 and $1,832 in 1996 due to the straight lining of rent adjustment. Percentage rents are recognized on an accrual basis. Recoveries from tenants for real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable costs are incurred.

                  The Management Companies provide property management, leasing, corporate, redevelopment and acquisitions services to affiliated and non-affiliated shopping centers. In consideration for these services, the Management Companies receive monthly management fees generally ranging from 1.5% to 5% of the gross monthly rental revenue of the properties managed.

                              THE MACERICH COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         PROPERTY:

                  Costs related to the redevelopment, construction and improvement of properties are capitalized. Interest costs are capitalized until construction is substantially complete.

                  Expenditures for maintenance and repairs are charged to operations as incurred. Realized gains and losses are recognized upon disposal or retirement of the related assets and are reflected in earnings.


                  Property is recorded at cost and is depreciated using a straight-line method over the estimated useful lives of the assets as follows:

                  Buildings and improvements                         5-40 years
                  Tenant improvements             initial term of related lease
                  Equipment and furnishings                          5- 7 years


                  The Company assesses whether there has been an impairment in the value of its long-lived assets by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenants ability to perform their duties and pay rent under the terms of the leases. The Company may recognize an impairment loss if the income stream is not sufficient to cover its investment. Such a loss would be determined between the carrying value and the fair value of a Center. Management believes no such impairment has occurred in its net property carrying values at December 31, 1998.

         DEFERRED CHARGES:

                  Costs relating to financing of shopping center properties and obtaining tenant leases are deferred and amortized over the initial term of the agreement. The straight-line method is used to amortize all costs except financing, for which the effective interest method is used. The range of the terms of the agreements are as follows:

                  Deferred lease costs                      1 - 15 years
                  Deferred financing costs                  1 - 15 years


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

                  On a tax basis, the distributions of $1.865 paid during 1998 represented $1.12 of ordinary income and $0.745 of return of capital and the distributions of $1.78 per share during 1997 represented $0.96 of ordinary income and $0.82 return of capital. During 1996, the distributions were $1.70 per share of which $1.14 was ordinary income and $0.56 was return of capital.

                  Each partner is taxed individually on its share of partnership income or loss, and accordingly, no provision for federal and state income tax is provided for the Operating Partnership in the consolidated financial statements.

                              THE MACERICH COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         RECLASSIFICATIONS:

                  Certain reclassifications have been made to the 1996 and 1997 consolidated financial statements to conform to the 1998 financial statement presentation.

         ACCOUNTING PRONOUNCEMENTS:

                  In March 1998, the Financial Accounting Standards Board ("FASB"), through its Emerging Issues Task Force ("EITF"), concluded based on EITF 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions," that all internal costs to source, analyze and close acquisitions should be expensed as incurred. The Company has historically capitalized these costs, in accordance with generally accepted accounting principles ("GAAP"). The Company has adopted the FASB's interpretation effective March 19, 1998, and the impact was an approximate $.04 per share reduction in net income diluted per share for 1998.

                  In May 1998, the FASB, through the EITF, modified the timing of recognition of revenue for percentage rent received from tenants in EITF 98-9, "Accounting for Contingent Rent in Interim Financial Periods." The Company applied this accounting change as of April 1, 1998. The accounting change had the effect of deferring $1,792 of percentage rent in the second quarter of 1998 and $972 of percentage rent in the third quarter of 1998. During the fourth quarter of 1998, the FASB reversed EITF 98-9. Accordingly, the Company has resumed accounting for percentage rent on the accrual basis. The effect of these changes was that approximately $2,764 was deferred from the second and third quarters of 1998 to the fourth quarter of 1998.

                  In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for the Company's consolidated financial statements for periods beginning January 1, 2000. The new standard requires companies to record derivatives on the balance sheet, measured at fair value. Changes in the fair values of those derivatives will be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company has not yet determined when it will implement SFAS 133 nor has it completed the complex analysis required to determine the impact on its consolidated financial statements.

         FAIR VALUE OF FINANCIAL INSTRUMENTS:

                  To meet the reporting requirement of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," the Company calculates the fair value of financial instruments and includes this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                  Interest rate cap agreements are purchased by the Company from third parties to hedge the risk of interest rate increases on some of the Company's variable rate debt. The cost of these cap agreements is amortized over the life of the cap agreement on a straight line basis. Payments received as a result of the cap agreements are recorded as a reduction of interest expense. The unamortized costs of the cap agreements are included in deferred charges. The fair market value of these caps will vary with fluctuations in interest rates. The Company is exposed to credit loss in the event of nonperformance by these counter parties to the financial instruments, however, management does not anticipate nonperformance by the counter parties.

                              THE MACERICH COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED:


                  The Company periodically enters into treasury lock agreements in order to hedge its exposure to interest rate fluctuations on anticipated financings. Under these agreements, the Company pays or receives an amount equal to the difference between the treasury lock rate and the market rate on the date of settlement, based on the notional amount of the hedge. The realized gain or loss on the contracts is recorded on the balance sheet, in other assets, and amortized to interest expense over the period of the hedged loans. At December 31,1998, the Company had one unsettled treasury lock for a notional amount of $140,000. As of December 31, 1998, the treasury lock rate was higher than the market rate resulting in an unrealized hedge liability of approximately $5,935, which has been accrued at December 31, 1998.


         EARNINGS PER SHARE ("EPS"):

                  During 1998, the Company implemented SFAS No. 128, "Earnings per share." The computation of basic earnings per share is based on net income and the weighted average number of common shares outstanding for the years ended December 31, 1998, 1997 and 1996. The computation of diluted earnings per share includes the effect of outstanding restricted stock and common stock options calculated using the Treasury stock method. The convertible debentures and convertible preferred stock were not included in the calculation as the effect of their inclusion would be antidilutive. The OP Units not held by the Company have been included in the diluted EPS calculation since they are redeemable on a one-for-one basis. The following table reconciles the basic and diluted earnings per share calculation:


                                                          For the years ended
                                                 (In thousands, except per share data)
                                            1998                                   1997                            1996
                            --------------------------------------   ----------------------------------   ------------------------
                                    Net                      Per             Net                   Per     Net                Per
                                   Income          Shares    Share         Income        Shares   Share   Income    Shares   Share
                            ------------------     ------    -----   ------------------  ------   -----   ------    ------   -----
Net income                             $44,075     30,805                       $22,046  25,891           $18,911   20,781
Less: Preferred stock
 dividends                              11,547                                        -                         -

Basic EPS:
                            ------------------     ------   -----    ------------------  ------   -----   -------   ------   -----
Net income - available to
 common stockholders                   $32,528     30,805   $1.06               $22,046  25,891   $0.85   $18,911   20,781   $0.91

Dilted EPS:
Conversion of OP units                  12,902     12,211                        10,567  12,091            10,975   12,153
Employee stock options
 and restricted stock                      668        612                           239     421                 -      386
Convertible preferred
 stock                       n/a - antidultive                                      N/A                       N/A
                                       for EPS
Convertible
 debentures                 n/a - antidilutive                       n/a - antidilutive                       N/A
                            ------------------     ------   -----    ------------------  ------   -----   -------   ------   -----
Net income - available
 to common stockholders                $46,098     43,628   $1.06               $32,852  38,403   $0.85   $29,886   33,320   $0.89
                            ------------------     ------   -----    ------------------  ------   -----   -------   ------   -----
                            ------------------     ------   -----    ------------------  ------   -----   -------   ------   -----


                              THE MACERICH COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         CONCENTRATION OF RISK:

                  The Company maintains its cash accounts in a number of commercial banks. Accounts at these banks are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100. At various times during the year, the Company had deposits in excess of the FDIC insurance limit.

                  Lakewood Mall generated 10.5% of total shopping center revenues in 1997 and 16% in 1996. Queens Center accounted for 13.8% of total shopping center revenues in 1996. No Center generated more than 10% of shopping center revenues during 1998.

                  The Centers derived approximately 89.9% and 89.5% of their total rents for the year ended December 31, 1998 and 1997, respectively, from Mall and Freestanding Stores. The Limited represented 6.1% and 7.6% of total minimum rents in place as of December 31, 1998 and 1997, respectively, and no other retailer represented more than 4.5% and 4.6% of total minimum rents as of December 31, 1998 and 1997, respectively.

         MANAGEMENT ESTIMATES:

                  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         YEAR 2000 COMPLIANCE:

                  The Company has initiated a Year 2000 compliance program consisting of the following phases: (1) identification of Year 2000 issues; (2) assessment of Year 2000 compliance of systems; (3) remediation or replacement of non-compliant systems; (4) testing to verify compliance; and (5) contingency planning, as appropriate. The Company is in the process of assessing, remediating and testing both its information technology ("IT") and non-IT systems. Because the Company's assessment, remediation and testing efforts are ongoing, the Company is unable to estimate the actual costs of achieving Year 2000 compliance for its IT and non-IT systems. As of December 31, 1998, the Company has not expended significant amounts since its evaluation of Year 2000 issues has been primarily conducted by its own personnel. The Company is also surveying its material vendors, utilities and tenants about their plans and progress in addressing the Year 2000 issue.

3.       INVESTMENTS IN JOINT VENTURES AND THE MANAGEMENT COMPANIES:

                  The following are the Company's investments in various real estate joint ventures which own regional retail shopping centers. The Operating Partnership's interest in each joint venture as of December 31, 1998 is as follows:


                                                The Operating
                                                Partnership's
              Joint Venture                     Ownership %
              -------------                     -------------
         Macerich Northwestern Associates           50%
         Manhattan Village, LLC                     10%
         Panorama City Associates                   50%
         SDG Macerich Properties, L.P.              50%
         West Acres Development                     19%


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

                              THE MACERICH COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3.       INVESTMENTS IN JOINT VENTURES AND THE MANAGEMENT COMPANIES, CONTINUED:

                  On February 27, 1998, the Company, through a 50/50 joint venture, SDG Macerich Properties, L.P., acquired a portfolio of twelve regional malls. The total purchase price was $974,500 including the assumption of $485,000 in debt, at market value. The Company funded its 50% of the remaining purchase price by issuing 3,627,131 shares of Series A cumulative convertible preferred stock ("Series A Preferred Stock") for gross proceeds totaling $100,000 in a private placement. The Company also issued 2,879,134 shares of common stock ($79,600 of total proceeds) under the Company's shelf registration statement. The balance of the purchase price was funded from the Company's line of credit. Each of the joint venture partners have assumed leasing and management responsibilities for six of the regional malls.

                  On August 19, 1997, the Company acquired a 10% interest in the joint venture that acquired Manhattan Village Shopping Center ("Manhattan Village") in Manhattan Beach, California.

                  The results of these joint ventures are included for the period subsequent to their respective dates of acquisition.

                  In December 1997, North Valley Plaza, which was 50% owned by the Company, was sold.

                  Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures and the Management Companies, followed by information regarding the Operating Partnership's beneficial interest in the combined operations. Beneficial interest is calculated based on the Operating Partnership's ownership interests in the joint ventures and the Management Companies.



             COMBINED AND CONDENSED BALANCE SHEETS OF JOINT VENTURES
                          AND THE MANAGEMENT COMPANIES


                                                            December 31,    December 31,
                                                              1998              1997
                                                              ----              ----
Assets:
    Properties, net                                          $1,141,984          $153,856
    Other assets                                                 38,103            10,013
                                                          --------------    --------------
       Total assets                                          $1,180,087          $163,869
                                                          --------------    --------------
                                                          --------------    --------------

Liabilities and partners' capital:
    Mortgage notes payable                                     $618,384           $84,342
    Other liabilities                                            42,048             6,563
    The Company's capital                                       230,022             7,969
    Outside partners' capital                                   289,633            64,995
                                                          --------------    --------------
       Total liabilities and partners' capital               $1,180,087          $163,869
                                                          --------------    --------------
                                                          --------------    --------------


                              THE MACERICH COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

        COMBINED AND CONDENSED STATEMENTS OF OPERATIONS OF JOINT VENTURES
                          AND THE MANAGEMENT COMPANIES


                                                  For the years ended December 31,
                                                               1998
                                      --------------------------------------------------------
                                             SDG           Other      Management     Total
                                          Macerich         Joint      Companies
                                      Properties, L.P.   Ventures
                                      --------------------------------------------------------
Revenues                                     $115,426    $34,345         $7,091   $156,862
                                      --------------------------- -------------- -------------
Expenses:
     Management Company expense                     -          -         10,122     10,122
     Shopping center expenses                  42,594      8,956              -     51,550
     Interest                                  26,432      7,129           (398)    33,163
     Depreciation and amortization             17,383      4,288            787     22,458
                                      --------------------------- -------------- -------------
     Total operating costs                     86,409     20,373         10,511    117,293
                                      --------------------------- -------------- -------------

Gain (loss) on sale
     or write down of assets                       29        140           (198)       (29)
                                      --------------------------- -------------- -------------

     Net income (loss)                        $29,046    $14,112        ($3,618)   $39,540
                                      --------------------------- -------------- -------------
                                      --------------------------- -------------- -------------




                                                  For the years ended December 31,
                                                               1997
                                      -----------------------------------------------------
                                             SDG        Other       Management     Total
                                          Macerich      Joint       Companies
                                      Properties, L.P.   Ventures
                                      -----------------------------------------------------
Revenues                                          -     $32,482        $4,163    $36,645
                                      --------------  ----------  ------------ ------------
Expenses:
     Management Company expense                   -           -         4,738      4,738
     Shopping center expenses                     -      11,952             -     11,952
     Interest                                     -       6,361          (204)     6,157
     Depreciation and amortization                -       4,600           392      4,992
                                      --------------  ----------  ------------ ------------
     Total operating costs                        -      22,913         4,926     27,839
                                      --------------  ----------  ------------ ------------

Gain (loss) on sale
     or write down of assets                      -     (20,491)          184    (20,307)
                                      --------------  ----------  ------------ ------------

     Net income (loss)                            -    ($10,922)        ($579)  ($11,501)
                                      --------------  ----------  ------------ ------------
                                      --------------  ----------  ------------ ------------


                                                  For the years ended December 31,
                                                               1996
                                       ----------------------------------------------------
                                              SDG        Other       Management     Total
                                           Macerich      Joint        Companies
                                       Properties, L.P.  Ventures
                                       ----------------------------------------------------
Revenues                                            -   $27,059          $4,474   $31,533
                                      ---------------- --------- --------------- ---------
Expenses:
     Management Company expense                     -         -           4,293     4,293
     Shopping center expenses                       -     9,598               -     9,598
     Interest                                       -     6,415              (6)    6,409
     Depreciation and amortization                  -     4,252             154     4,406
                                      ---------------- --------- --------------- ---------
     Total operating costs                          -    20,265           4,441    24,706
                                      ---------------- --------- --------------- ---------

Gain (loss) on sale
     or write down of assets                        -       581               -       581
                                      ---------------- --------- --------------- ---------

     Net income (loss)                              -    $7,375             $33    $7,408
                                      ---------------- --------- --------------- ---------
                                      ---------------- --------- --------------- ---------


                    Significant accounting policies used by the unconsolidated joint ventures and the Management Companies are similar to those used by the Company.

                    Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life ("NML") of $74,612, $43,500 and $43,500 for the years ended December 31, 1998, 1997 and 1996, respectively. NML is considered a related party because they are a joint venture partner with the Company in Macerich Northwestern Associates. Interest expense incurred on these borrowings amounted to $3,786, $2,974 and $2,974 for the years ended December 31, 1998, 1997 and 1996, respectively.

                  Included in the gain (loss) on sale or write-down of assets is $20,990 of loss on the sale and write-down of North Valley Plaza in 1997.

                              THE MACERICH COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following table sets forth the Operating Partnership's beneficial interest in the joint ventures and the Management Companies:

 PRO RATA SHARE OF COMBINED AND CONDENSED STATEMENT OF OPERATIONS OF JOINT
                VENTURES AND THE MANAGEMENT COMPANIES


                                            For the years ended December 31,
                                                          1998
                                    -------------------------------------------------------
                                             SDG           Other      Management     Total
                                          Macerich         Joint      Companies
                                      Properties, L.P.   Ventures
                                    ----------------------------- -------------------------
Revenues                                      $57,713     $9,394         $6,736    $73,843
                                    ----------------------------- -------------------------

Expenses:
     Management Company expense                     -          -          9,616      9,616
     Shopping center expenses                  21,297      2,065              -     23,362
     Interest                                  13,216      2,525           (378)    15,363
     Depreciation and amortization              8,692      1,439            748     10,879
                                    ----------------------------- -------------- ----------
     Total operating costs                     43,205      6,029          9,986     59,220
                                    ----------------------------- -------------- ----------

Gain (loss) on sale
     or write down of assets                       15         30           (188)      (143)
                                    ----------------------------- -------------- ----------

     Net income (loss)                        $14,523     $3,395        ($3,438)   $14,480
                                    ----------------------------- -------------- ----------
                                    ----------------------------- -------------- ----------




                                            For the years ended December 31,
                                                          1997
                                    -------------------------------------------------------
                                             SDG        Other         Management     Total
                                          Macerich      Joint         Companies
                                      Properties, L.P.   Ventures
                                    ----------------  ----------  -------------- ----------
Revenues                                          -     $11,197          $3,955    $15,152
                                    ----------------  ----------  -------------- ----------

Expenses:
     Management Company expense                   -           -           4,328      4,328
     Shopping center expenses                     -       4,238               -      4,238
     Interest                                     -       2,129            (192)     1,937
     Depreciation and amortization                -       1,940             372      2,312
                                    ----------------  ----------  -------------- ----------
     Total operating costs                        -       8,307           4,508     12,815
                                    ----------------  ----------  -------------- ----------

Gain (loss) on sale
     or write down of assets                      -     (10,400)              -    (10,400)
                                    ----------------  ----------  -------------- ----------

     Net income (loss)                            -     ($7,510)          ($553)   ($8,063)
                                    ----------------  ----------  -------------- ----------
                                    ----------------  ----------  -------------- ----------


                                            For the years ended December 31,
                                                          1996
                                     ------------------------------------------------------
                                              SDG        Other       Management     Total
                                           Macerich      Joint        Companies
                                       Properties, L.P.  Ventures
                                     ----------------- --------- --------------- ---------
Revenues                                            -   $11,061          $3,919   $14,980
                                     ----------------- --------- --------------- ---------

Expenses:
     Management Company expense                     -         -           3,747     3,747
     Shopping center expenses                       -     3,856               -     3,856
     Interest                                       -     2,141              (6)    2,135
     Depreciation and amortization                  -     1,950             146     2,096
                                     ----------------- --------- --------------- ---------
     Total operating costs                          -     7,947           3,887    11,834
                                     ----------------- --------- --------------- ---------

Gain (loss) on sale
     or write down of assets                        -       110               -       110
                                     ----------------- --------- --------------- ---------

     Net income (loss)                              -    $3,224             $32    $3,256
                                     ----------------- --------- --------------- ---------
                                     ----------------- --------- --------------- ---------


                              THE MACERICH COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


4.       PROPERTY:

                  Property is summarized as follows:


                                                         December 31,
                                              ------------------------------------
                                                   1998                1997
                                                   ----                ----
Land                                                $422,592             $313,050
Building improvements                              1,684,188            1,235,459
Tenant improvements                                   47,808               38,097
Equipment & furnishings                                9,097                7,576
Construction in progress                              49,440               13,247
                                              ---------------     ----------------
                                                   2,213,125            1,607,429

Less, accumulated depreciation                      (246,280)            (200,250)
                                              ---------------     ----------------

                                                  $1,966,845           $1,407,179
                                              ---------------     ----------------
                                              ---------------     ----------------


Depreciation expense for the years ended December 31, 1998 and 1997 was $46,041 and $35,835, respectively.

5. DEFERRED CHARGES AND OTHER ASSETS:


                  Deferred charges and other assets are summarized as follows:


                                                                December 31,
                                                 -------------------------------------------
                                                        1998                  1997
                                                        ----                  ----
Leasing                                                      $30,338                $28,101
Financing                                                     19,137                 14,396
                                                 -------------------- ----------------------
                                                              49,475                 42,497
Less, accumulated amortization                              (20,108)               (18,127)
                                                 -------------------- ----------------------
                                                              29,367                 24,370
Other assets                                                  33,306                 13,529
                                                 -------------------- ----------------------
                                                             $62,673                $37,899
                                                 -------------------- ----------------------
                                                 -------------------- ----------------------


                              THE MACERICH COMPANY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6.  MORTGAGE NOTES PAYABLE:
      Mortgage notes payable at December 31, 1998 and December 31, 1997 consist of the following:


                                         Carrying Amount of Notes
                                    ------------------------------------
                                         1998                1997
                                    -------------     ------------------
Property Pledged                            Related              Related      Interest      Payment        Maturity
  As Collateral                     Other    Party      Other     Party         Rate         Terms           Date
----------------                    -----    -----      -----     -----         ----         -----           ----
Capitola Mall                          --   $37,345        --    $37,675       9.25%             316(d)      2001
Carmel Plaza (k)                  $25,000        --        --         --       7.54%      interest only      1999
Chesterfield Towne Center          65,064        --   $65,708         --       9.07%             548(e)      2024
Chesterfield Towne Center           3,266        --     3,359         --       8.54%              31(d)      1999
Citadel                            74,575        --    75,600         --       7.20%             554(d)      2008
Corte Madera, Village at (k)       60,000        --        --         --       7.28%      interest only      1999
Crossroads Mall-Boulder (a)            --    35,280        --     35,638       7.08%             244(d)      2010
Fresno Fashion Fair (j)            69,000        --    38,000         --       6.52%      interest only      2008
Greeley Mall                       17,055        --    17,815         --       8.50%             187(d)      2003
Green Tree Mall/Crossroads -  OK/
  Salisbury (b)                   117,714        --   117,714         --       7.23%      interest only      2004
Holiday Village                        --    17,000        --     17,000       6.75%      interest only      2001
Lakewood Mall (c)                 127,000        --   127,000         --       7.20%      interest only      2005
Northgate Mall                         --    25,000        --     25,000       6.75%      interest only      2001
Northwest Arkansas Mall            63,000        --        --         --       7.33%             434(d)      2009
Parklane Mall                          --    20,000        --     20,000       6.75%      interest only      2001
Queens Center                      65,100        --    65,100         --         (f)      interest only      1999
Rimrock Mall                       31,002        --    31,517         --       7.70%             244(d)      2003
South Plains Mall                  28,795        --        --         --     6.3%(i)             348(d)      2008
South Towne Center (g)             64,000        --    65,000         --       6.61%      interest only      2008
Valley View Center                 51,000        --    51,000         --       7.89%      interest only      2006
Villa Marina Marketplace           58,000        --    58,000         --       7.23%      interest only      2006
Vintage Faire Mall (h)             54,522        --    55,433         --       7.65%             427(d)      2003
Westside Pavilion                 100,000        --        --         --       6.67%      interest only      2008
                               ----------  --------  --------   --------
    Total                      $1,074,093  $134,625  $771,246   $135,313
                               ----------  --------  --------   --------
                               ----------  --------  --------   --------

Weighted average interest rate at December 31, 1998                            7.24%
                                                                               -----
                                                                               -----
Weighted average interest rate at December 31, 1997                            7.42%
                                                                               -----
                                                                               -----


(a) This note was issued at a discount. The discount is being amortized over the life of the loan using the effective interest method. At December 31, 1998 and December 31, 1997 the unamortized discount was $397 and $430, respectively.

(b) This loan is cross collateralized by Green Tree Mall, Crossroads Mall-Oklahoma and the Centre at Salisbury.

(c) On August 15, 1995, the Company issued $127,000 of collateralized floating rate notes (the "Notes"). The Notes bear interest at an average fixed rate of 7.20% and mature in July 2005. The Notes require the Company to deposit all cash flow from the property operations with a trustee to meet its obligations under the Notes. Cash in excess of the required amount, as defined, is released. Included in cash and cash equivalents is $750 of restricted cash deposited with the trustee at December 31, 1998 and at 1997.

(d)   This represents the monthly payment of principal and interest.

                              THE MACERICH COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6.  MORTGAGE NOTES PAYABLE, CONTINUED:

(e) This amount represents the monthly payment of principal and interest. In addition, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property's gross receipts (as defined in the loan agreement) exceeds a base amount specified therein. Contingent interest expense recognized by the Company was $387 for the year ended December 31, 1998 and $98 for the year ended December 31, 1997.

(f) This loan bore interest at LIBOR plus 0.45%. There was an interest rate protection agreement in place on the first $10,200 of this debt with a LIBOR ceiling of 5.88% through maturity with the remaining principal having an interest rate cap with a LIBOR ceiling of 7.07% through 1997 and 7.7% thereafter. This loan was paid in full on February 4, 1999 and refinanced with a new loan of $100,000, with interest at 6.74%, maturing in 2009.

(g) At December 31, 1997, this loan had an interest rate of LIBOR plus 1%, which totaled 6.9%. In July 1998, this loan was reduced by $1,000 and converted into a fixed rate loan bearing interest at 6.61% and maturing in 2008.

(h) Included in cash and cash equivalents is $3,048 and $3,030 at December 31, 1998 and 1997 respectively, of cash restricted under the terms of this loan agreement.

(i) This note was assumed at acquisition. At the time of acquisition in June 1998, this debt was recorded at fair market value and the premium is being amortized as interest expense over the life of the loan using the effective interest method. The monthly debt service payment is $348 per month and is calculated based on a 12.5% interest rate. At December 31, 1998, the unamortized premium was $6,165. On February 17, 1999, the loan was paid in full and was refinanced with a new loan of $65,000, with interest at 7.49%, maturing in 2009.

(j) The Company incurred a loss on early extinguishment of the old debt in 1998 for $2,345.

(k)   These loans bear interest at LIBOR plus 2.0%.


Certain mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

Total interest expense capitalized during 1998, 1997 and 1996 was $3,199, $2,224, and $461, respectively.

The market value of mortgage notes payable at December 31, 1998 and December 31, 1997 is estimated to be approximately $1,271,853 and $1,013,000, respectively, based on current interest rates for comparable loans.

The above debt matures as follows:

                 Years Ending
                 December 31,
                 ------------
                      1999                               $160,770
                      2000                                  8,159
                      2001                                107,461
                      2002                                 10,302
                      2003                                 99,832
                      2004 and beyond                     822,194
                                                      -----------
                                                       $1,208,718
                                                      -----------
                                                      -----------

         Of the $160,770 maturing in 1999, $65.1 million was paid in full on February 4, 1999 and refinanced with a new $100 million fixed rate loan at an interest rate of 6.74%. The Company is currently in negotiations to refinance the remaining debt maturing in 1999.

                              THE MACERICH COMPANY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7.       BANK NOTES PAYABLE:

         At December 31, 1997, the Company had $55,000 of borrowings outstanding under its $60,000 unsecured credit facility, which bore interest at LIBOR plus 1.325%. On February 26, 1998, the Company increased this credit facility to $150,000 with a maturity of February 2000, currently bearing interest at LIBOR plus 1.15%. The interest rate on such credit facility fluctuates between 0.95% and 1.15% over LIBOR. As of December 31, 1998, $137,000 of borrowings was outstanding under this line of credit at an interest rate of 6.79%.

         Additionally, the Company had issued $776 in letters of credit guaranteeing performance by the Company of certain events. The Company does not believe that these letters of credit will result in a liability to the Company.

         During January 1999, the Company entered into a bank construction loan agreement to fund $89,200 of costs related to the development of Pacific View. The loan bears interest at LIBOR plus 2.25% and matures in February 2001. Principal is drawn as construction costs are incurred.

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

9.       RELATED-PARTY TRANSACTIONS:

         The Company engaged the Management Companies to manage the operations of its properties and certain unconsolidated joint ventures. During 1998, 1997 and 1996 management fees of $2,817, $2,219 and $1,788, respectively, were paid to the Management Companies by the Company.

         Certain mortgage notes are held by one of the Company's joint venture partners. Interest expense in connection with these notes was $10,224, $10,287 and $10,168 for the years ended December 31, 1998, 1997 and 1996, respectively. Included in accounts payables and accrued expense is interest payable to these partners of $512, $518, $516 at December 31, 1998, 1997 and 1996, respectively.

         Included in due to affiliates at December 31, 1997 is $14,800, which is a note payable to the Management Companies for the purchase of Great Falls Marketplace. The note was paid in full in February 1998.

         In 1997, certain executive officers, received loans from the Company totaling $5,500. These loans are full recourse to the executives. $5,000 of the loans were issued under the terms of the employee stock incentive plan, bear interest at 7%, are due in 2007 and are secured by Company common stock owned by the executives. The remaining loan is non interest bearing and is forgiven ratably over a five year term. These loans receivable are included in other assets at December 31, 1998 and 1997.

         Certain Company officers and affiliates have guaranteed mortgages of $21,750 at one of the Company's joint venture properties and $2,000 at Greeley Mall.

                              THE MACERICH COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


10.      FUTURE RENTAL REVENUES:

         Under existing noncancellable operating lease agreements, tenants are committed to pay the following minimum rental payments to the Company:

                  Years Ending
                  December 31,
                  ------------
                        1999                                      $181,782
                        2000                                       168,307
                        2001                                       151,387
                        2002                                       138,468
                        2003                                       124,028
                        2004 and beyond                            521,784
                                                                   -------
                                                                $1,285,756
                                                                ----------
                                                                ----------


11.  COMMITMENTS AND CONTINGENCIES:

         The Company has certain properties subject to noncancellable operating ground leases. The leases expire at various times through 2070, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined. Ground rent expenses were $1,125 (including contingent rent of $0) in 1998, $817 (including contingent rent of $0) in 1997 and $704 (including contingent rents of $0) in 1996.

         Minimum future rental payments required under the leases are as follows:

                  Years Ending
                  December 31,
                  -------------
                        1999                                      $593,259
                        2000                                       593,359
                        2001                                       586,859
                        2002                                       586,859
                        2003                                       602,175
                        2004 and beyond                         32,351,034
                                                                ----------
                                                                $35,313,545
                                                                ----------
                                                                ----------


         Perchloroethylene (PCE) has been detected in soil and groundwater in the vicinity of a dry cleaning establishment at North Valley Plaza, formerly owned by a joint venture of which the Company was a 50% member. The property was sold on December 18, 1997. The California Department of Toxic Substances Control
(DTSC) advised the Company in 1995 that very low levels of Dichloroethylene (1,2
DCE), a degradation byproduct of PCE, had been detected in a municipal water well located 1/4 mile west of the dry cleaners, and that the dry cleaning facility may have contributed to the introduction of 1,2 DCE into the water well. According to DTSC, the maximum contaminant level (MCL) for 1,2 DCE which is permitted in drinking water is 6 parts per billion (ppb). The 1,2 DCE was detected in the water well at a concentration of 1.2 ppb, which is below the MCL. The Company has retained an environmental consultant and has initiated extensive testing of the site. Remediation began in October 1997. The joint venture agreed (between itself and the buyer) that it would be responsible for continuing to pursue the investigation and remediation of impacted soil and groundwater resulting from releases of PCE from the former dry cleaner. $153 and $124 have already been incurred by the joint venture for remediation, and professional and legal fees for the periods ending December 31, 1998 and 1997, respectively. An additional $408 remains reserved by the joint venture as of December 31, 1998. The joint venture has been sharing costs on a 50/50 basis with a former owner of the property and intends to look to additional responsible parties for recovery.

                                 THE MACERICH COMPANY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


11.      COMMITMENTS AND CONTINGENCIES, CONTINUED:

         Low levels of toluene, a petroleum constituent, was detected in one of three groundwater dewatering system holding tanks at Queens Center. Although the Company believes that no remediation will be required, the Company established a $150 reserve in 1996 to cover professional fees and testing costs, which was reduced by costs incurred of $2 and $18 for the twelve months ending December 31, 1998 and 1997, respectively. The Company intends to look to the responsible parties and insurers if remediation is required.

         The Company acquired Fresno Fashion Fair in December 1996. Asbestos has been detected in structural fireproofing throughout much of the Center. Testing data conducted by professional environmental consulting firms indicates that the fireproofing is largely inaccessible to building occupants and is well adhered to the structural members. Additionally, airborne concentrations of asbestos were well within OSHA's permissible exposure limit (PEL) of .1 fcc. The accounting for this acquisition includes a reserve of $3,300 to cover future removal of this asbestos, as necessary. The Company incurred $255 and $170 in remediation costs for the twelve months ending December 31, 1998 and 1997, respectively.

12.      PROFIT SHARING PLAN:

         The Management Companies and the Company have a retirement profit sharing plan that was established in 1984 covering substantially all of their eligible employees. The plan is qualified in accordance with section 401(a) of the Internal Revenue Code. Effective January 1, 1995 this plan was modified to include a 401(k) plan whereby employees can elect to defer compensation subject to Internal Revenue Service withholding rules. Contributions by the Management Companies are made at the discretion of the Board of Directors and are based upon a specified percentage of employee compensation. The Management Companies and the Company contributed $513, $400, $350 to the plan in 1998, 1997 and 1996, respectively.

13.      STOCK OPTION PLAN:

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

         In addition, the Company has established a plan for non employee directors. The non employee director options have a term of ten years from the grant date, vest six months after grant and are issued at the market value of the common stock on the grant date. The plan reserved 25,000 shares, all of which were granted as of December 31, 1998.


         215,215 shares of restricted stock also have been issued under the employees stock incentive plan to executives. These awards are granted based on certain performance criteria for the Company. The restricted stock generally vests over 5 years and the compensation expense related to these grants is determined by market value at vesting date and is amortized over the vesting period on a straight line basis. As of December 31, 1998 and 1997, 26,039 and 8,248 shares, respectively, of restricted stock had vested. A total of 83,018 shares at a weighted average price of $28.71 were issued in 1998, 89,958 shares at a weighted average price of $27.46 were issued in 1997 and 41,238 shares at a weighted average price of $20.70 were issued during 1996 and no shares were issued or outstanding in 1995. Restricted stock is subject to restrictions determined by the Company's compensation committee. Restricted stock has the same dividend and voting rights as common stock and is considered issued when vested. Compensation expense for restricted stock was $944, $239 and $0 in 1998, 1997 and 1996, respectively.

         Approximately 803,000 and 692,000 additional shares were reserved and were available for issuance under the stock incentive plan at December 31, 1998 and 1997, respectively. The plan allows for granting options or restricted stock at market value.

                                THE MACERICH COMPANY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


13.      STOCK OPTION PLAN, CONTINUED:


                                                                                                                       Weighted
                                                                                                                       Average
                                               Employee Plan                Director Plan                            Exercise Price
                                          ------------------------    --------------------------      # of Options   On Exercisable
                                                      Option Price               Option Price         Exercisable       Options
                                           Shares       Per Share     Shares       Per Share          At Year End    At Year End
                                           ------       ---------     ------     ------------         -----------    --------------
Shares outstanding at December 31, 1994   1,148,000  $19.00-$19.63     17,500     $19.00-$21.38
     Granted                                115,000  $       20.25      5,000     $       20.00
     Exercised                               (2,000) $       19.00          -                 -
     Forfeited                               (6,500)             -          -                 -          399,784          $19.02
                                          ---------- ---------------- --------  ----------------      -----------     ------------
                                                                                                      -----------     ------------

Shares outstanding at December 31, 1995   1,254,500    $19.00-$20.25   22,500     $19.00-$21.38
                                                     ----------------           ----------------

     Granted                                281,000    $       21.62    5,000     $       26.12
     Exercised                              (16,000)   $       19.00        -                 -
     Forfeited                               (7,166)               -        -                 -
                                          ---------- ---------------- --------  ----------------

Shares outstanding at December 31, 1996   1,512,334  $19.00 - $21.62   27,500   $19.00 - $26.12           793,697          $19.09
                                                     ----------------           ----------------      -----------     ------------
                                                                                                      -----------     ------------
     Granted                                369,109    $26.50-$26.88    5,000   $         28.50
     Exercised                             (253,552)   $       19.00        -                 -
     Forfeited                               (8,000)               -        -                 -
                                          ---------- ---------------- --------  ----------------

Shares outstanding at December 31, 1997   1,619,891    $19.00-$26.88   32,500     $19.00-$28.50          1,230,227         $20.58
                                                     ----------------                                 ------------    -----------
                                                                                                       -----------    -----------
     Granted                                412,500            27.38    5,000    $       25.625
     Exercised                              (66,080)           19.00   (7,000)   $19.00-$21.375
     Forfeited                                                     -        -
                                          ---------- ---------------- --------  ----------------

Shares outstanding at December 31, 1998   1,966,311  $19.00-$27.38     30,500   $19.00-$28.50            1,330,654         $19.38
                                          ---------- ---------------- --------  ----------------      ------------     ------------
                                          ---------- ---------------- --------  ----------------      ------------     ------------

         The weighted average exercise price for options granted in 1995 was $20.25, in 1996 was $21.65, in 1997 was $27.06 and in 1998 was $27.38.

         The weighted average remaining contractual life for options outstanding at December 31, 1998 was 5 years and the weighted average remaining contractual life for options exercisable at December 31, 1998 was 5 years.

         The Company records options granted using Accounting Principles Board
     (APB) opinion Number 25, "Accounting for Stock Issued to Employees and Related Interpretations." Accordingly, no compensation expense is recognized on the date the options are granted. If the Company had recorded compensation expense using the methodology prescribed in Financial Accounting Standards Number 123, the Company's net income would have been reduced by approximately $228 or $0.00 per share for the year ended December 31, 1998 and $108 or $0.00 per share for the year ended December 31, 1997.

     The weighted average fair value of options granted during 1998 and 1997 were $2.01 and $2.51, respectively. The fair value of each option grant issued in 1998 and 1997 is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (a) dividend yield of 7.8% in 1998 and 7.0% in 1997, (b) expected volatility of the Company's stock of 17.26% in 1998 and 14.9% in 1997, (c) a risk free interest rate based on U.S. Zero Coupon Bonds with time of maturity approximately equal to the options' expected time to exercise and (d) expected option lives of five and seven years for options granted in 1998 and 1997, respectively.

                             THE MACERICH COMPANY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


14.      DEFERRED COMPENSATION PLANS:

     The Company has established deferred compensation plans under which key executives of the Company may elect to defer receiving a portion of their cash compensation otherwise payable in one calendar year until a later year. The Company may, as determined by the Board of Directors in its sole discretion, credit a participant's account with an amount equal to a percentage of the participant's deferral. The Company contributed $295 during 1998 and $154 during 1997 to two of these plans.

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

     On February 27, 1998, the Company, through a 50/50 joint venture with an affiliate of Simon Property Group, Inc., acquired the ERE Yarmouth portfolio of twelve regional malls. The properties in the portfolio comprise 10.7 million square feet and are located in eight states. The total purchase price was $974.5 million, which included $485.0 million of assumed debt, at market value. The Company's share of the cash component of the purchase price was funded by issuing $100.0 million of Series A Preferred Stock, $80.0 million of common stock and borrowing the balance from the Company's line of credit.

     South Plains Mall was acquired on June 19, 1998. South Plains Mall is a 1,140,574 square foot super regional mall located in Lubbock, Texas. The purchase price was $115.5 million, consisting of $29.3 million of assumed debt, at fair market value, and $86.2 million of cash. The cash portion was funded with a portion of the proceeds from the Company's Series B cumulative convertible redeemable preferred stock ("Series B Preferred Stock") offering.

     Westside Pavilion was acquired on July 1, 1998 for $170.5 million. Westside Pavilion is a 755,759 square foot regional mall located in Los Angeles, California. The purchase price was funded with a portion of the proceeds from the Company's Series B Preferred Stock offering, borrowings under the Company's line of credit and the placement of a ten year $100.0 million mortgage secured by the property.

                             THE MACERICH COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

15.      ACQUISITIONS, CONTINUED:

         The Village at Corte Madera is a 428,398 square foot regional mall in Corte Madera, California, which the Company acquired in two phases: (i) 40% on June 16, 1998 and (ii) the remaining 60% on July 24, 1998. In addition, Carmel Plaza, a 115,215 square foot community shopping center in Carmel, California was acquired on August 10, 1998. The combined purchase price was $165.5 million, consisting of $40.0 million of assumed debt, the issuance of $7.9 million of OP Units and $117.6 million in cash. The cash component was funded by borrowings under the Company's line of credit.

         Northwest Arkansas Mall was acquired on December 15, 1998. Northwest Arkansas Mall is a 780,237 square foot regional mall located in Fayetteville, Arkansas. The purchase price of $94.0 million was funded by a concurrently placed loan of $63.0 million and borrowings of $31.0 million under the Company's line of credit.

         See "Note 20 - Subsequent Events" for description of an acquisition occurring in February 1999.

16.      UNAUDITED PRO FORMA FINANCIAL INFORMATION:

     The following unaudited pro forma financial information combines the consolidated results of operations of the Company for 1998 and 1997 as if the 1998 Acquisitions had occurred on January 1, 1997, after giving effect to certain adjustments, including depreciation, interest expense relating to debt incurred to finance the acquisitions and general and administrative expense to manage the properties. The pro forma information is based on assumptions management believes to be appropriate. The pro forma information is not necessarily indicative of what the actual results would have been had the acquisitions occurred at the beginning of the period indicated, nor does it purport to project the Company's financial position or results of operations at any future date or for any future period.

                                                                       Years ended December 31,
                                                                          1998          1997
                                                                          ----          ----
Revenues                                                                 $319,946     $280,279

Income before minority interest and extraordinary items                    44,442       19,944

Income before extraordinary items                                          33,319       14,837

Net income                                                                 47,883       30,505

Net income - available to common stockholders                              30,884       14,282

Per share income before extraordinary items                                 $0.98        $0.44

Net income per share - available to common stockholders - basic             $0.91        $0.42

Weighted average number of common shares outstanding - basic               33,902       33,811

Per share income before extraordinary items                                 $0.95        $0.43

Net income per share - available to common stockholders - diluted           $0.90        $0.42

Weighted average number of common shares outstanding - diluted             46,725       46,323

                             THE MACERICH COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

17.      PREFERRED STOCK:

      On February 25, 1998, the Company issued 3,627,131 shares of Series A Preferred Stock for proceeds totaling $100,000 in a private placement. The preferred stock can be converted on a one for one basis into common stock and will pay a quarterly dividend equal to the greater of $0.46 per share, or the dividend then payable on a share of common stock.

      On June 17, 1998, the Company issued 5,487,471 shares of Series B Preferred Stock for proceeds totaling $150,000 in a private placement. The preferred stock can be converted on a one for one basis into common stock and will pay a quarterly dividend equal to the greater of $0.46 per share, or the dividend then payable on a share of common stock.

     No dividends will be declared or paid on any class of common or other junior stock to the extent that dividends on Series A Preferred Stock and Series B Preferred Stock have not been declared and/or paid.

18.      QUARTERLY FINANCIAL DATA (UNAUDITED):

     The following is a summary of periodic results of operations for 1998 and 1997:

                                                     1998 Quarter Ended                              1997 Quarter Ended
                                       ----------------------------------------------- --------------------------------------------
                                         Dec 31      Sept 30     June 30     Mar 31      Dec 31      Sept 30    June 30     Mar 31
                                        -------     --------    --------    -------     -------     --------   --------    -------
Revenues                                $86,200      $75,079    $61,407     $61,175     $61,529     $57,032     $52,350     $50,303
Income before minority interest
     and extraordinary items             23,583       12,653     12,607      10,569      10,626       2,792       9,839       9,911
Income before
     extraordinary items                 13,780        6,903      7,368       6,912       7,253       1,921       6,684       6,743

Net income - available to common
     stockholders                        13,759        4,579      7,368       6,822       7,253       1,870       6,180       6,743

Income before extraordinary
     items per share                      $0.42        $0.23      $0.24       $0.25       $0.28       $0.07       $0.25       $0.26

Net income - available to common
    stockholders per share - basic        $0.42        $0.15      $0.24       $0.25       $0.28       $0.07       $0.24       $0.26


19.      SEGMENT INFORMATION:

         During 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 established standards for disclosure about operating segments and related disclosures about products and services, geographic areas, and major customers. The Company currently operates in one business segment, the acquisition, ownership, redevelopment, management and leasing of regional and community shopping centers. Additionally, the Company operates in one geographic area, the United States.

20.      SUBSEQUENT EVENTS (UNAUDITED):

         On February 10, 1999 a dividend/distribution of $0.485 per share was declared for common stockholders and OP Unit holders of record on February 18, 1999. In addition, the Company declared a dividend of $0.485 on the Company's Series A Preferred Stock and a dividend of $0.485 on the Company's Series B Preferred Stock. All dividends/distributions will be payable on March 8, 1999.

         On February 18, 1999, through a 51/49 joint venture with Ontario Teachers' Pension Plan Board, the Company closed on the first phase of a two phase acquisition of a portfolio of properties. The phase one closing included the acquisition of three regional malls, the retail component of a mixed-use development, five contiguous properties and two non-contiguous community shopping centers comprising approximately 3.6 million square feet for a total purchase price of approximately $427.0 million. The purchase price was funded with a $120.0 million loan placed concurrently with the closing, $140.4 million of debt from an affiliate of the seller, and $39.4 million of assumed debt. The balance of the purchase price was paid in cash. The Company's share of the cash component was funded with the proceeds from two refinancings of centers and borrowings under the Company's line of credit.

                         INDEPENDENT AUDITORS' REPORT



The Partners
SDG Macerich Properties, L.P.:


We have audited the accompanying balance sheet of SDG Macerich Properties, L.P. as of December 31, 1998, and the related statements of operations, cash flows, and partners' equity for the year then ended. In connection with our audit of the financial statements, we have also audited the related financial statement schedule (Schedule III). These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SDG Macerich Properties, L.P. as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule (Schedule III), when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG LLP
Indianapolis, Indiana
February 11, 1999

                           SDG MACERICH PROPERTIES, L.P.

                                   Balance Sheet

                                 December 31, 1998

                               (Dollars in thousands)




                              ASSETS
Properties:
  Land                                                             $   199,377
  Building and Improvements                                            804,724
  Equipment and furnishings                                                472
                                                                   -----------
                                                                     1,004,573
  Less accumulated depreciation                                         17,383
                                                                   -----------
                                                                       987,190
Cash and cash equivalents                                                9,156
Tenant receivables, including accrued revenue
  less allowance for doubtful accounts of $804                          20,579
Prepaid real estate taxes and other assets                               1,096
                                                                   -----------

                                                                   $ 1,018,021
                                                                   -----------
                                                                   -----------

                   LIABILITIES AND PARTNERS' EQUITY

Mortgage notes payable                                             $   505,868
Accounts payable                                                        10,935
Due to affiliates                                                          443
Accrued real estate taxes                                               12,423
Accrued interest expense                                                 1,562
Accrued management and leasing fees                                        249
Other liabilities                                                        1,503
                                                                   -----------

     Total liabilities                                                 532,983

Partners' equity                                                       485,038
                                                                   -----------

                                                                   $ 1,018,021
                                                                   -----------
                                                                   -----------

See accompanying notes to financial statements.

                           SDG MACERICH PROPERTIES, L.P.

                              Statement of Operations

                            Year ended December 31, 1998

                               (Dollars in thousands)


Revenues:
  Minimum rents                                                     $   72,016
  Overage rents                                                          5,782
  Tenant recoveries                                                     35,806
  Other                                                                  1,822
                                                                    ----------

                                                                       115,426
                                                                    ----------
Expenses:
  Property operations                                                   13,561
  Depreciation of properties                                            17,383
  Real estate taxes                                                     13,577
  Repairs and maintenance                                                6,312
  Advertising and promotion                                              5,013
  Management fees                                                        3,062
  Provision for credit losses                                              809
  Interest on mortgage notes                                            26,432
  Other                                                                    231
                                                                    ----------

                                                                        86,380
                                                                    ----------

     Net income                                                     $   29,046
                                                                    ----------
                                                                    ----------

See accompanying notes to financial statements.

                           SDG MACERICH PROPERTIES, L.P.

                              Statement of Cash Flows

                            Year ended December 31, 1998

                               (Dollars in thousands)


Cash flows from operating activities:
  Net income                                                                  $   29,046
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation of properties                                                  17,383
      Amortization of debt premium                                                (1,843)
      Change in receivables                                                      (14,452)
      Change in accrued real estate taxes                                           (527)
      Other items                                                                  8,871
                                                                              ----------

          Net cash provided by operating activities                               38,478
                                                                              ----------

Cash flows from investing activities:
  Acquisition of properties, net of mortgage notes payable assumed              (480,392)
  Improvements to properties                                                      (4,922)
                                                                              ----------

          Net cash used by investing activities                                 (485,314)
                                                                              ----------

Cash flows from financing activities:
  Contributions by partners                                                      480,392
  Distributions to partners                                                      (24,400)
                                                                              ----------
          Net cash provided by financing activities                              455,992
                                                                              ----------
          Net increase in cash and cash equivalents                                9,156

Cash and cash equivalents at beginning of year                                        --
                                                                              ----------

Cash and cash equivalents at end of year                                       $   9,156
                                                                              ----------
                                                                              ----------

Supplemental cash flow information:
  Cash payments for interest                                                   $  26,713
                                                                              ----------
                                                                              ----------

  Non-cash transaction:
    Fair value of mortgage notes payable assumed with properties acquired      $ 507,711
    Fair value of other liabilities, net, assumed with properties acquired        11,548
                                                                             -----------
                                                                             -----------


See accompanying notes to financial statements.

                           SDG MACERICH PROPERTIES, L.P.

                           Statement of Partners' Equity

                            Year ended December 31, 1998

                               (Dollars in thousands)


                                      SIMON           THE
                                    PROPERTY       MACERICH
                                  GROUP, INC.       COMPANY
                                   AFFILIATES     AFFILIATES        TOTAL
                                  -----------     ----------      ---------
Percentage ownership interest           50%            50%            100%
                                   ----------     ----------      ---------
                                   ----------     ----------      ---------

Balance at January 1, 1998         $       --             --             --

  Contributions                       240,196        240,196        480,392

  Distributions                       (12,200)       (12,200)       (24,400)

  Net income for the year              14,523         14,523         29,046
                                   ----------     ----------      ---------

Balance at December 31, 1998       $  242,519        242,519        485,038
                                   ----------     ----------      ---------
                                   ----------     ----------      ---------

See accompanying notes to financial statements.

                         SDG MACERICH PROPERTIES, L.P.

                         Notes to Financial Statements

                               December 31, 1998

                             (Dollars in thousands)

  (1)   GENERAL

        (A)   PARTNERSHIP ORGANIZATION

              On December 29, 1997, affiliates of Simon Property Group, Inc. (Simon) and affiliates of The Macerich Company (Macerich) formed a limited partnership to acquire and operate a portfolio of 12 regional shopping centers. The Partnership acquired the properties on February 27, 1998. The accompanying financial statements include the results of operations of the properties since the date of acquisition.

        (B)   PROPERTIES

              Simon and Macerich have divided the property management services with affiliates of each company managing six of the shopping centers. The shopping centers and their locations are as follows:

              Simon managed properties:
                  South Park Mall                    Moline, Illinois
                  Valley Mall                        Harrisonburg, Virginia
                  Granite Run Mall                   Media, Pennsylvania
                  Eastland Mall                      Evansville, Indiana
                  Lake Square Mall                   Leesburg, Florida
                  North Park Mall                    Davenport, Iowa

              Macerich managed properties:
                  Lindale Mall                       Cedar Rapids, Iowa
                  Mesa Mall                          Grand Junction, Colorado
                  South Ridge Mall                   Des Moines, Iowa
                  Empire Mall and Empire East        Sioux Falls, South Dakota
                  Rushmore Mall                      Rapid City, South Dakota
                  Southern Hills Mall                Sioux City, Iowa

              The shopping center leases generally provide for fixed annual minimum rent, overage rent based on sales, and reimbursement for certain operating expenses, including real estate taxes. For leases in effect at December 31, 1998, fixed minimum rents to be received in each of the next five years and thereafter are summarized as follows:


             1999                                                     $ 73,955
             2000                                                       66,828
             2001                                                       60,055
             2002                                                       54,013
             2003                                                       45,958
             Thereafter                                                157,741
                                                                      --------
                                                                      $458,550
                                                                      --------
                                                                      --------

                         SDG MACERICH PROPERTIES, L.P.

                         Notes to Financial Statements

                               December 31, 1998

                             (Dollars in thousands)


(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        (A)   REVENUES

              All leases are classified as operating leases, and minimum rents are recognized monthly on a straight-line basis over the terms of the leases.

              Most retail tenants are also required to pay overage rents based on sales over a stated base amount during the lease year, generally ending on January 31. Overage rents are recognized as revenues based on reported and estimated sales for each tenant through December 31. Differences between estimated and actual amounts are recognized in the subsequent year.

              Tenant recoveries for real estate taxes and common area maintenance are adjusted annually based on the actual expenses, and the related revenues are recognized in the year in which the expenses are incurred. Charges for other operating expenses are billed monthly with periodic adjustments based on the estimated utility usage and/or a current price index, and the related revenues are recognized as the amounts are billed and as adjustments become determinable.

        (B)   CASH EQUIVALENTS

              All highly liquid debt instruments purchased with a maturity of three months or less are considered to be cash equivalents.

        (C)   PROPERTIES

              Properties are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets as follows:


                   Buildings and improvements      39 years
                   Equipment and furnishings       5-7 years
                   Tenant improvements             Initial term of related lease

              Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. All other repairs and maintenance items are expensed as incurred.

              The Partnership assesses whether there has been an impairment in the value of its properties by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenants ability to perform their duties and pay rent under the terms of the leases. The Partnership would recognize an impairment loss if the estimated future income stream is not sufficient to recover its investment. Such a loss would be the difference between the carrying value and the fair value of a property. Management believes no impairment in its net property carrying values has occurred at December 31, 1998.

                        SDG MACERICH PROPERTIES, L.P.

                        Notes to Financial Statements

                              December 31, 1998

                           (Dollars in thousands)

      (D)   USE OF ESTIMATES

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (E)   INCOME TAXES

            As a partnership, the allocated share of income or loss for the year is includable in the income tax returns of the partners; accordingly, income taxes are not reflected in the accompanying financial statements.

(3)   MORTGAGE NOTES PAYABLE AND FAIR VALUE OF FINANCIAL INSTRUMENTS

      In connection with the acquisition of the shopping center properties, the Partnership assumed $485,000 of mortgage notes payable which are secured by liens on the properties. The notes consist of $300,000 of debt which is due in May 2006 and requires monthly interest payments at a fixed weighted average rate of 7.41% and $185,000 of debt which is due in May 2003 and requires monthly interest payments at a variable weighted average rate (based on LIBOR) of 6.15% at December 31, 1998. The variable rate debt is covered by an interest cap agreement which effectively prevents the variable rate from exceeding 11.53%.

      The fair value assigned to the $300,000 fixed-rate debt at the acquisition date based on an estimated market interest rate of 6.23% was $322,711, and the resultant debt premium is being amortized to interest expense over the remaining term of the debt using a level yield method. At December 31, 1998, the unamortized balance of the debt premium was $20,868.

      The fair value of the fixed-rate debt at December 31, 1998 based on an interest rate of 6.70% is estimated to be approximately $312,000. The $185,000 carrying value of the variable-rate debt and the Partnership's other financial instruments are estimated to equal their fair values.

(4)   MANAGEMENT SERVICES

      An affiliate of Simon manages six of the properties and an affiliate of Macerich manages the other six properties, both for a fee of 4% of gross receipts, as defined. Management fees incurred in 1998 totaled $1,592 for the Simon-managed properties and $1,470 for the Macerich-managed properties.

(5)   CONTINGENT LIABILITY

      The Partnership currently is not involved with any litigation other than routine litigation and administrative proceedings arising in the ordinary course of business. On the basis of consultation with counsel, management believes that these items will not have a material adverse impact on the Company's financial statements.

                                  THE MACERICH COMPANY
                        REAL ESTATE AND ACCUMULATED DEPRECIATION
                                     12/31/98
                                  (IN THOUSANDS)

                                        INITIAL COST TO COMPANY
                                 -------------------------------------
                                                                       COST
                                                        EQUIPMENT  CAPITALIZED
                                         BUILDING AND      AND     SUBSEQUENT TO
                                  LAND   IMPROVEMENTS  FURNISHINGS ACQUISITION
                               --------- ------------  ----------- -----------
Shopping Centers:
Bristol Shopping Center              $0      $11,051          $0       $1,935
Boulder Plaza                     2,650        7,950           0        2,157
Capitola Mall                    11,312       46,689           0        1,335
Carmel Plaza                      9,080       36,354           0          225
Chesterfield Towne Center        18,517       72,936           2        8,638
Citadel, The                     21,600       86,711           0        1,865
Corte Madera, Village at         24,433       97,821           0          548
County East Mall                  2,633       15,131         716       13,967
Crossroads Mall - Boulder             0       37,528          64       32,775
Crossroads Mall - Oklahoma       10,279       43,458         291        8,713
Fresno Fashion Fair              17,966       72,194           0       (1,653)
Great Falls Marketplace           2,960       11,840           0            8
Greeley Mall                      5,600       12,617          13        7,698
Green Tree Mall                   4,947       14,893         332       23,246
Holiday Village Shopping Mall     2,311       13,488         138       22,510
Huntington Beach Center          11,868       11,867           0        4,123
Lakewood Mall                    12,502       31,158         117       95,492
Northgate Mall                    7,144       29,805         841       24,657
Northwest Arkansas Mall          18,800       75,358           0            0
Pacific View (formerly
 known as Buenaventura Mall)      8,697        8,696           0       22,862
Parklane Mall                     1,377       11,775         173       18,931
Queens Center                    21,460       86,631           8        2,156
Rimrock Mall                      8,737       35,652           0        1,519
Salisbury, The Centre at         15,290       63,474          31        1,186
South Plains Mall                23,100       92,728           0        1,183
South Towne Center               19,600       78,954           0        4,768
Stonewood Mall                   18,400       73,933           0        1,207
Valley View Center               17,100       68,687           0        9,656
Villa Marina Marketplace         15,852       65,441           0          679
Vintage Faire Mall               14,902       60,532           0        2,213
Westside Pavilion                34,100      136,819           0          412

                              --------------------------------------------------
                               $383,217   $1,512,171      $2,726     $315,011
                              --------------------------------------------------
                              --------------------------------------------------

                                 GROSS AMOUNT AT WHICH CARRIED AT CLOSE OF PERIOD
                                -------------------------------------------------------
                                                      FURNITURE,                                       TOTAL COST
                                                       FIXTURES                                          NET OF
                                        BUILDING AND     AND      CONSTUCTION            ACCUMULATED   ACCUMULATED
                                  LAND  IMPROVEMENTS  EQUIPMENT   IN PROGRESS    TOTAL   DEPRECIATION DEPRECIATION
                               -------- ------------  ---------   ----------- ---------- ------------ ------------
Shopping Centers:
Bristol Shopping Center            $132     $12,851       $0            $3       $12,986     $5,651        $7,335
Boulder Plaza                     2,919       9,838        0             0        12,757      2,887         9,870
Capitola Mall                    11,309      47,989       38             0        59,336      3,816        55,520
Carmel Plaza                      9,080      36,567       12             0        45,659        371        45,288
Chesterfield Towne Center        18,517      79,399    2,038           139       100,093     11,790        88,303
Citadel, The                     21,600      88,521       47             8       110,176      2,430       107,746
Corte Madera, Village at         24,433      98,344       25             0       122,802      1,133       121,669
County East Mall                  4,099      27,483      798            67        32,447     10,522        21,925
Crossroads Mall - Boulder        21,616      42,154      128         6,469        70,367     23,384        46,983
Crossroads Mall - Oklahoma       10,279      46,946      345         5,171        62,741      7,322        55,419
Fresno Fashion Fair              17,966      70,380       43           118        88,507      3,753        84,754
Great Falls Marketplace           2,960      11,848        0             0        14,808        305        14,503
Greeley Mall                      5,600      20,222       98             8        25,928      9,911        16,017
Green Tree Mall                   4,947      38,008      463             0        43,418     21,072        22,346
Holiday Village Shopping Mall     3,500      34,737      210             0        38,447     20,743        17,704
Huntington Beach Center          11,868      11,965       31         3,994        27,858        639        27,219
Lakewood Mall                    24,916     113,408      651           294       139,269     46,588        92,681
Northgate Mall                    8,400      53,045      935            67        62,447     19,406        43,041
Northwest Arkansas Mall          18,800      75,358        0             0        94,158         90        94,068
Pacific View (formerly
 known as Buenaventura Mall)      8,697       8,794       18        22,746        40,255        471        39,784
Parklane Mall                     2,426      25,213      402         4,215        32,256     16,457        15,799
Queens Center                    21,454      87,400      634           767       110,255      6,873       103,382
Rimrock Mall                      8,737      36,966      106            99        45,908      2,095        43,813
Salisbury, The Centre at         15,284      64,219      478             0        79,981      5,884        74,097
South Plains Mall                23,100      93,877       34             0       117,011      1,316       115,695
South Towne Center               19,600      83,696       26             0       103,322      3,978        99,344
Stonewood Mall                   18,400      74,908      232             0        93,540      2,756        90,784
Valley View Center               17,100      73,059      631         4,653        95,443      4,447        90,996
Villa Marina Marketplace         15,852      66,082       35             3        81,972      5,026        76,946
Vintage Faire Mall               14,901      61,601      627           518        77,647      3,402        74,245
Westside Pavilion                34,100     137,118       12           101       171,331      1,762       169,569

                              ------------------------------------------------------------------------------------
                               $422,592  $1,731,996   $9,097       $49,440    $2,213,125   $246,280    $1,966,845
                              ------------------------------------------------------------------------------------
                              ------------------------------------------------------------------------------------

                                               THE MACERICH COMPANY
                                     REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                 DECEMBER 31, 1998
                                                  (IN THOUSANDS)

Depreciation and amortization of the Company's investment in buildings and improvements reflected in the statements

Buildings and Improvements                        5 - 40 years
Tenant Improvements                               life of related lease
Equipment and Furnishings                         5 -7 years

The changes in total real estate assets for the three years ended December 31, 1998 are as follows:

                                         1996          1997         1998
                                         ----          ----         ----
Balance, beginning of year               $833,998     $1,273,085  $1,607,429
Additions                                 439,087        334,344     605,696
Disposals and retirements                       0              0           0
                                     ----------------------------------------
Balance, end of year                   $1,273,085     $1,607,429  $2,213,125
                                     ----------------------------------------
                                     ----------------------------------------

The changes in accumulated depreciation and amortization for the three years ended December 31, 1998 are as follows:

                                         1996         1997         1998
                                         ----         ----         ----
Balance, beginning of year               $139,098   $164,417    $200,250
Additions                                  25,319     35,833      46,030
Disposals and retirements                       0          0           0
                                     ------------------------------------
Balance, end of year                     $164,417   $200,250    $246,280
                                     ------------------------------------

                    SDG MACERICH PROPERTIES, L.P.

        Schedule III - Real Estate and Accumulated Depreciation

                          As of December 31, 1998
                          (Dollars in thousands)


                                                                         Initial Cost to Partnership                Costs
                                                          ---------------------------------------------------     Capitalized
                                                                            Building and          Equipment        Subsequent
Shopping Center (1)       Location                           Land           Improvements      and Furnishings   to Acquisition
-------------------       --------                           ----           ------------      ---------------   --------------
Mesa Mall                 Grand Junction, Colorado         $ 11,155             44,635                    --            25
Lake Square Mall          Leesburg, Florida                   7,348             29,392                    --           172
South Park Mall           Moline, Illinois                   21,341             85,540                    --           522
Eastland Mall             Evansville, Indiana                28,160            112,642                    --           833
Lindale Mall              Cedar Rapids, Iowa                 12,534             50,151                    --           197
North Park Mall           Davenport, Iowa                    17,210             69,042                    --           585
South Ridge Mall          Des Moines, Iowa                   11,524             46,097                    --           993
Granite Run Mall          Media, Pennsylvania                26,147            104,671                    --           536
Rushmore Mall             Rapid City, South Dakota           12,089             50,588                    --            43
Empire Mall               Sioux City, South Dakota           23,706             94,860                    --           519
Empire East               Sioux City, South Dakota            2,073              8,291                    --             1
Southern Hills Mall       Sioux City, South Dakota           15,697             62,793                    --           429
Valley Mall               Harrisonburg, Virginia             10,393             41,572                    --            67
                                                          --------------------------------------------------------------------
                                                          $ 199,377            800,274                    --         4,922
                                                          --------------------------------------------------------------------
                                                          --------------------------------------------------------------------



                                                              Gross Book Value at December 31, 1998                    Total Cost
                                                         -------------------------------------------                     Net of
                                                                    Building and     Equipment        Accumulated     Accumulated
Shopping Center (1)       Location                        Land      Improvements   and Furnishings    Depreciation   Depreciation
-------------------       --------                        ----      ------------   ---------------    ------------   ------------
Mesa Mall                 Grand Junction, Colorodo        11,155      44,643               17              969            54,846
Lake Square Mall          Leesburg, Florida                7,348      29,556                8              642            36,270
South Park Mall           Moline, Illinois                21,341      86,055                7            1,838           105,565
Eastland Mall             Evansville, Indiana             28,160     113,266              209            2,435           139,200
Lindale Mall              Cedar Rapids, Iowa              12,534      50,335               13            1,102            61,780
North Park Mall           Davenport, Iowa                 17,210      69,616               11            1,496            85,341
South Ridge Mall          Des Moines, Iowa                11,524      47,040               50            1,014            57,600
Granite Run Mall          Media, Pennsylvania             26,147     105,126               81            2,257           129,097
Rushmore Mall             Rapid City, South Dakota        12,089      50,603               28            1,129            61,591
Empire Mall               Sioux City, South Dakota        23,706      95,351               28            2,064           117,021
Empire East               Sioux City, South Dakota         2,073       8,291                1              177            10,188
Southern Hills Mall       Sioux City, South Dakota        15,697      63,207               15            1,371            77,548
Valley Mall               Harrisonburg, Virginia          10,393      41,635                4              889            51,143
                                                         ------------------------------------------------------------------------
                                                         199,377     804,724              472           17,383           987,190
                                                         ------------------------------------------------------------------------
                                                         ------------------------------------------------------------------------

Depreciation and amortization of the Partnership's investment in shopping center properties reflected in the statement of operations are calculated over the estimated useful lives of the assets as follows:

Building and improvements          39 years

Equipment and furnishings         5-7 years


The changes in total shopping center properties for the year ended December 31, 1998 are as follows:

Balance, beginning of year                        $   --

 Acquisitions                                    999,651
 Additions                                         4,922
 Disposals and retirements                            --
                                             -----------
 Balance, end of year                        $ 1,004,573
                                             -----------
                                             -----------

The changes in accumulated depreciation for the year ended December 31, 1998 are as follows:

Balance, beginning of year                      $  --

Additions                                      17,383
Disposals and retirements                          --
                                             --------
Balance, end of year                         $ 17,383
                                             --------
                                             --------

(1) All of the shopping centers are encumbered by mortgage notes payable with a December 31, 1998 carrying value of $505,868.

                                 SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               THE MACERICH COMPANY



                               By  /s/ ARTHUR M. COPPOLA
                                   --------------------------------------
                                    Arthur M. Coppola
                                    President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                      CAPACITY                                          DATE
---------                                      --------                                          ----
/s/ ARTHUR M. COPPOLA                          President and Chief Executive Officer             March 29, 1999
-----------------------                        And Director
Arthur M. Coppola

/s/ MACE SIEGEL                                Chairman of the Board                             March 29, 1999
-----------------------
Mace Siegel

/s/ DANA K. ANDERSON                           Vice Chairman of the Board                        March 29, 1999
-----------------------
Dana K. Anderson

/s/ EDWARD C. COPPOLA                          Executive Vice President                          March 29, 1999
-----------------------
Edward C. Coppola

/s/ JAMES COWNIE                               Director                                          March 29, 1999
-----------------------
James Cownie

/s/ THEODORE HOCHSTIM                          Director                                          March 29, 1999
-----------------------
Theodore Hochstim

/s/ FREDERICK HUBBELL                          Director                                          March 29, 1999
-----------------------
Frederick Hubbell

/s/ STANLEY MOORE                              Director                                          March 29, 1999
-----------------------
Stanley Moore

/s/ WILLIAM SEXTON                             Director                                          March 29, 1999
-----------------------
William Sexton

/s/ THOMAS E. O'HERN                           Executive Vice President, Treasurer and           March 29, 1999
-----------------------                        Chief Financial and Accounting Officer
Thomas E. O'Hern


X

                                 EXHIBIT INDEX


  EXHIBIT                                                                                                   SEQUENTIALLY
   NUMBER                           DESCRIPTION                                                            NUMBERED PAGE
  -------                           -----------                                                            -------------
3.1*              Articles of Amendment and Restatement of the Company

3.1.1**           Articles Supplementary of the Company

3.1.2***          Articles Supplementary of the Company (Series A Preferred Stock)

3.1.3****         Articles Supplementary of the Company (Series B Preferred Stock)

3.1.4             Articles Supplementary of the Company (Series C Junior Participating Preferred
                  Stock)

3.2*****          Amended and Restated Bylaws of the Company

4.1*****          Form of Common Stock Certificate

4.2******         Form of Preferred Stock Certificate (Series A Preferred Stock)

4.2.1             Form of Preferred Stock Certificate (Series B Preferred Stock)

4.2.2*****        Form of Preferred Stock Certificate (Series C Junior Participating Preferred
                  Stock)

4.3*******        Indenture for Convertible Subordinated Debentures dated June 27, 1997

4.4*****          Agreement dated as of November 10, 1998 between the Company and First Chicago
                  Trust Company of New York, as Rights Agent

10.1********      Amended and Restated Limited Partnership Agreement for the Operating
                  Partnership dated as of March 16, 1994

10.1.1******      Amendment to Amended and Restated Limited Partnerships Agreement for the
                  Operating Partnership dated June 27, 1997

10.1.2******      Amendment to Amended and Restated Limited Partnership Agreement for the
                  Operating Partnership dated November 16, 1997

10.1.3******      Fourth Amendment to Amended and Restated Limited Partnership Agreement for the
                  Operating Partnership dated February 25, 1998

10.1.4******      Fifth Amendment to Amended and Restated Limited Partnership Agreement for the
                  Operating Partnership dated February 26, 1998

10.1.5            Sixth Amendment to Amended and Restated Limited Partnership Agreement for the
                  Operating Partnership dated June 17, 1998

10.1.6            Seventh Amendment to Amended and Restated Limited Partnership Agreement for
                  the Operating Partnership dated December 31, 1998



  EXHIBIT                                                                                                   SEQUENTIALLY
   NUMBER                           DESCRIPTION                                                            NUMBERED PAGE
  -------                           -----------                                                            -------------
10.2********      Employment Agreement between the Company and Mace Siegel dated as of March 16,
                  1994

10.2.1********    List of Omitted Employment Agreements

10.2.2******      Employment Agreement between Macerich Management Company and Larry Sidwell dated as of February 11, 1997

10.3******        The Macerich Company Amended and Restated 1994 Incentive Plan

10.4#             The Macerich Company 1994 Eligible Directors' Stock Option Plan

10.5#             The Macerich Company Deferred Compensation Plan

10.6#             The Macerich Company Deferred Compensation Plan for Mall Executives

10.7********      The Macerich Company Eligible Directors' Deferred Compensation Plan/Phantom
                  Stock Plan

10.8********      The Macerich Company Executive Officer Salary Deferral Plan

10.9              1999 Cash Bonus/Restricted Stock Program under the Amended and Restated 1994
                  Incentive Plan (including the form of restricted Stock Award Agreement)

10.10********     Registration Rights Agreement, dated as of March 16, 1994, between the Company and The Northwestern Mutual Life Insurance Company
-
10.11********     Registration Rights Agreement, dated as of March 16, 1994, among the Company and Mace Siegel, Dana K. Anderson, Arthur M. Coppola and Edward C. Coppola

10.12*******      Registration Rights Agreement, dated as of March 16, 1994, among the Company,
                  Richard M. Cohen and MRII Associates

10.13*******      Registration Rights Agreement dated as of June 27, 1997

10.14*******      Registration Rights Agreement dated as of February 25, 1998 between the
                  Company and Security Capital Preferred Growth Incorporated

10.15********     Incidental Registration Rights Agreement dated March 16, 1994

10.16******       Incidental Registration Rights Agreement dated as of July 21, 1994

10.17******       Incidental Registration Rights Agreement dated as of August 15, 1995

10.18******       Incidental Registration Rights Agreement dated as of December 21, 1995

10.18.1******     List of Incidental/Demand Registration Rights Agreements, Election Forms,
                  Accredited/Non-Accredited Investors Certificates and Investor Certificates



  EXHIBIT                                                                                                   SEQUENTIALLY
   NUMBER                           DESCRIPTION                                                            NUMBERED PAGE
  -------                           -----------                                                            -------------
10.19             Registration Rights Agreement dated as of June 17, 1998 between the Company and the Ontario Teachers' Pension Plan Board

10.20             Redemption, Registration Rights and Lock-Up Agreement dated as of July 24,
                  1998 between the Company and Harry S. Newman, Jr. and LeRoy H. Brettin

10.21********     Indemnification Agreement, dated as of March 16, 1994, between the Company and
                  Mace Siegel

10.21.1********   List of Omitted Indemnification Agreements

10.22*            Partnership Agreement for Macerich Northwestern Associates, dated as of
                  January 17, 1985, between Macerich Walnut Creek Associates and the
                  Northwestern Mutual Life Insurance Company

10.23********     First Amendment to Macerich Northwestern Associates Partnership Agreement
                  between Operating Partnership and the Northwestern Mutual Life Insurance
                  Company

10.24*            Agreement of Lease (Crossroads-Boulder), dated December 31, 1960, between H.R.
                  Hindry, as lessor, and Gerri Von Frellick, as lessee, with amendments and supplements thereto

10.25******       Secured Full Recourse Promissory Note dated November 17, 1997 Due November 16,
                  2007 made by Edward C. Coppola to the order of the Company

10.25.1******     List of Omitted Secured Full Recourse Notes

10.26******       Stock Pledge Agreement dated as of November 17, 1997 made by Edward C. Coppola for the benefit of the Company

10.26.1******     List of omitted Stock Pledge Agreement

10.27******       Promissory Note dated as of May 2, 1997 made by David J. Contis to the order of Macerich Management Company

10.28##           Purchase and Sale Agreement between the Equitable Life Assurance Society of the United States and S.M. Portfolio Partners

10.29******       Partnership Agreement of S.M. Portfolio Ltd. Partnership

10.30             First Amended and Restated Credit Agreement, dated as of June 25, 1998, between the Operating Partnership, the Company and Wells Fargo Bank, National
                  Association

21.1              List of Subsidiaries

23.1              Consent of Independent Accountants (PricewaterhouseCoopers LLP)

23.2              Consent of Independent Auditors (KPMG LLP)



  EXHIBIT                                                                                                   SEQUENTIALLY
   NUMBER                           DESCRIPTION                                                            NUMBERED PAGE
  -------                           -----------                                                            -------------
*                 Previously filed as an exhibit to the Company's Registration Statement on Form
                  S-11, as amended (No. 33-68964), and incorporated herein by reference.

**                Previously filed as an exhibit to the Company's Current
                  Report on Form 8-K, event date May 30, 1995, and incorporated herein by reference.

***               Previously filed as an exhibit to the Company's Current
                  Report on Form 8-K, event date February 25, 1998, and incorporated herein by reference.

****              Previously filed as an exhibit to the Company's Current
                  Report on Form 8-K, event date June 17, 1998, and incorporated herein by reference.

*****             Previously filed as an exhibit to the Company's Current
                  Report on Form 8-K, event date November 10, 1998, as amended, and incorporated herein by reference.

******            Previously filed as an exhibit to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

*******           Previously filed as an exhibit to the Company's Current
                  Report on Form 8-K, event date June 20, 1997, and incorporated herein by reference.

********          Previously filed as an exhibit to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

#                 Previously filed as an exhibit to the Company's
                  Quarterly Statement on Form 10-Q for the quarter ended
                  June 30, 1994, and incorporated herein by reference.

##                Previously filed as an exhibit to the Company's Current
                  Report on Form 8-K, event date February 27, 1998, and incorporated herein by reference.