Form 10-Q
period 1999-03-31
MACERICH CO
filed 1999-05-17
CIK 912242

THE MACERICH COMPANY (The Company)
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          FOR QUARTER ENDED MARCH 31, 1999 COMMISSION FILE NO. 1-12504

                              THE MACERICH COMPANY
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         MARYLAND                                        95-4448705
----------------------------                  --------------------------------
(State or other jurisdiction
of incorporation or organization)             (I.R.S. Employer Identification
                                                           Number)


            401 Wilshire Boulevard, Suite 700, Santa Monica, CA 90401
------------------------------------------------------------------------------
                (Address of principal executive office)(Zip code)

        Registrant's telephone number, including area code (310) 394-6000
                                                         -----------------

                                       N/A
------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

   Number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 1999.

            Common stock, par value $.01 per share: 33,985,872 shares
-------------------------------------------------------------------------------

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

                                    Form 10-Q


                                      INDEX


                                                                         Page
                                                                        ------
Part I:  Financial Information

Item 1.   Financial Statements

          Consolidated balance sheets of the Company as
          of March 31, 1999 and December 31, 1998                       1


          Consolidated statements of operations of the
          Company for the periods from January 1 through
          March 31, 1999 and 1998                                       2


          Consolidated statements of cash flows of the
          Company for the periods from January 1 through
          March 31, 1999 and 1998                                       3


          Notes to condensed and consolidated financial
          statements                                                    4 to 17


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          18 to 29

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                                  30 to 31


Part II:  Other Information                                            32 to 35

                       THE MACERICH COMPANY (The Company)

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                                  March 31,           December 31,
                                                                                                     1999                 1998
                                                                                              -------------------    ---------------

                                         ASSETS:

Property, net                                                                                         $1,973,522         $1,966,845
Cash and cash equivalents                                                                                 23,879             25,143
Tenant receivables, net, including accrued overage rents of
     $3,923 in 1999 and $5,917 in 1998                                                                    33,707             37,373
Due from affiliates                                                                                        6,126                  -
Deferred charges and other assets, net                                                                    62,824             62,673
Investments in joint ventures and the Management Companies                                               301,595            230,022
                                                                                              -------------------    ---------------

               Total assets                                                                           $2,401,653         $2,322,056
                                                                                              ===================    ===============


                          LIABILITIES AND STOCKHOLDERS' EQUITY:

Mortgage notes payable:
     Related parties                                                                                    $134,423           $134,625
     Others                                                                                            1,143,974          1,074,093
                                                                                              -------------------    ---------------
     Total                                                                                             1,278,397          1,208,718
Bank and other notes payable                                                                             175,200            137,000
Convertible debentures                                                                                   161,400            161,400
Accounts payable and accrued expenses                                                                     21,425             27,701
Due to affiliates                                                                                             63              2,953
Other accrued liabilities                                                                                 27,795             36,927
Preferred stock dividend payable                                                                           4,420              4,420
                                                                                              -------------------    ---------------
               Total liabilities                                                                       1,668,700          1,579,119
                                                                                              -------------------    ---------------

Minority interest in Operating Partnership                                                               162,785            165,524
                                                                                              -------------------    ---------------

Commitments and contingencies (Note 9)

Stockholders' equity:
      Series A cumulative convertible redeemable preferred stock, $.01 par value,
              3,627,131 shares authorized, issued and outstanding
              at March 31, 1999 and December 31, 1998                                                         36                 36
      Series B cumulative convertible redeemable preferred stock, $.01 par value,
              5,487,471 shares authorized, issued and outstanding
              at March 31, 1999 and December 31, 1998                                                         55                 55
     Common stock, $.01 par value, 100,000,000 shares
              authorized, 33,981,400 and 33,901,963 shares issued and
              outstanding at March 31, 1999 and December 31, 1998, respectively                              340                338
     Additional paid in capital                                                                          574,029            581,508

     Accumulated earnings                                                                                      -                  -
     Unamortized restricted stock                                                                         (4,292)            (4,524)
                                                                                              -------------------    ---------------
                                                                                              -------------------    ---------------
              Total stockholders' equity                                                                 570,168            577,413
                                                                                              -------------------    ---------------

              Total liabilities and stockholders' equity                                              $2,401,653         $2,322,056
                                                                                              ===================    ===============


   The accompanying notes are an integral part of these financial statements.


                       THE MACERICH COMPANY (The Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)



                                                                               January 1 to March 31,
                                                                  -----------------------------------------------
                                                                          1999                      1998
                                                                  ---------------------     ---------------------

REVENUES:
     Minimum rents                                                             $50,592                   $39,416
     Percentage rents                                                            3,943                     3,170
     Tenant recoveries                                                          23,097                    17,641
     Other                                                                       1,217                       948
                                                                  ---------------------     ---------------------
         Total revenues                                                         78,849                    61,175
                                                                  ---------------------     ---------------------

EXPENSES:
     Shopping center expenses                                                   23,265                    18,722
     General and administrative expense                                          1,403                     1,024
     Interest expense:
         Related parties                                                         2,513                     2,527
         Others                                                                 24,240                    18,049
     Depreciation and amortization                                              15,253                    11,712
                                                                  ---------------------     ---------------------
          Total Expenses                                                        66,674                    52,034
                                                                  ---------------------     ---------------------

Equity in income of unconsolidated
     joint ventures and the Management Companies                                 5,346                     1,428
                                                                  ---------------------     ---------------------

Income before extraordinary item and minority interest                          17,521                    10,569
Extraordinary loss on early extinguishment of debt                                (973)                      (90)
                                                                  ---------------------     ---------------------

Income of the Operating Partnership                                             16,548                    10,479
Less minority interest in net income
     of the Operating Partnership                                                3,230                     3,008
                                                                  ---------------------     ---------------------

Net income                                                                      13,318                     7,471
Less preferred dividends                                                         4,421                       649
                                                                  ---------------------     ---------------------

Net income - available to common stockholders                                   $8,897                    $6,822
                                                                  =====================     =====================

Earnings per common share - basic:

     Income before extraordinary item                                            $0.29                     $0.25
     Extraordinary item                                                          (0.03)                    $0.00
                                                                  ---------------------     ---------------------

Net income per share - available to common stockholders                          $0.26                     $0.25
                                                                  =====================     =====================

Weighted average number of common shares
     outstanding - basic                                                    33,927,000                27,153,000
                                                                  =====================     =====================

Weighted average number of common shares
     outstanding - basic, assuming full conversion of
     Operating Partnership units outstanding                                46,246,000                39,241,000
                                                                  =====================     =====================

Earnings per common share - diluted:

     Income before extraordinary item                                            $0.28                     $0.25
     Extraordinary item                                                          (0.02)                    $0.00
                                                                  ---------------------     ---------------------

     Net income per share - available to common stockholders                     $0.26                     $0.25
                                                                  =====================     =====================

Weighted average number of common shares
     outstanding - diluted for EPS                                          46,565,000                39,907,000
                                                                  =====================     =====================


   The accompanying notes are an integral part of these financial statements.


                       THE MACERICH COMPANY (The Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                          January 1 to March 31,
                                                                              ----------------------------------------------
                                                                                      1999                     1998
                                                                              ----------------------   ---------------------

Cash flows from operating activities:
     Net income - available to common stockholders                                           $8,897                  $6,822
     Preferred dividends                                                                      4,421                     649
                                                                              ----------------------   ---------------------
                                                                              ----------------------   ---------------------
     Net income                                                                              13,318                   7,471
                                                                              ----------------------   ---------------------

     Adjustments to reconcile net income to
       net cash provided by operating activities:
     Extraordinary loss on early extinguishment of debt                                         973                      90
     Depreciation and amortization                                                           15,253                  11,712
     Amortization of net discount (premium) on trust deed note payable                          165                       8
     Minority interest in net income of the Operating Partnership                             3,230                   3,008
     Changes in assets and liabilities:
          Tenant receivables, net                                                             3,666                    (130)
          Other assets                                                                        1,082                   2,114
          Accounts payable and accrued expenses                                              (6,276)                  1,338
          Other liabilities                                                                  (9,132)                  1,806
                                                                              ----------------------   ---------------------
                   Total adjustments                                                          8,961                  19,946
                                                                              ----------------------   ---------------------

     Net cash provided by operating activities                                               22,279                  27,417
                                                                              ----------------------   ---------------------

Cash flows from investing activities:
     Acquisitions of property and improvements                                               (4,069)                 (1,719)
     Renovations and expansions of centers                                                  (14,121)                 (7,812)
     Additions to tenant improvements                                                        (1,631)                   (917)
     Deferred charges                                                                        (4,316)                 (4,643)
     Equity in income of unconsolidated joint ventures
          and the Management Companies                                                       (5,346)                 (1,428)
     Distributions from joint ventures                                                        3,897                     369
     Contributions to joint ventures                                                        (70,124)               (240,196)
     Loan repayments to affiliates, net                                                      (9,016)                (11,678)
                                                                              ----------------------   ---------------------

     Net cash used in investing activities                                                 (104,726)               (268,024)
                                                                              ----------------------   ---------------------

Cash flows from financing activities:
     Proceeds from mortgages and notes payable                                              227,121                 133,000
     Payments on mortgages and notes payable                                               (119,407)                (56,085)
     Net proceeds from equity offerings                                                           -                 174,563
     Dividends and distributions to partners                                                (22,110)                (16,650)
     Dividends to preferred stockholders                                                     (4,421)                   (649)
                                                                              ----------------------   ---------------------

     Net cash provided by financing activities                                               81,183                 234,179
                                                                              ----------------------   ---------------------

     Net decrease in cash                                                                    (1,264)                 (6,428)

Cash and cash equivalents, beginning of period                                               25,143                  25,154
                                                                              ----------------------   ---------------------

Cash and cash equivalents, end of period                                                    $23,879                 $18,726
                                                                              ======================   =====================

Supplemental cash flow information:
     Cash payment for interest, net of amounts capitalized                                  $23,782                 $16,957
                                                                              ======================   =====================


   The accompanying notes are an integral part of these financial statements.

                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                  (Unaudited)

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

The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results for interim periods are not necessarily indicative of the results to be expected for a full year. The accompanying consolidated balance sheet as of December 31, 1998 has been derived from the audited financial statements, but does not include all disclosure required by GAAP.

Certain reclassifications have been made in the 1998 financial statements to conform to the 1999 financial statement presentation.

In March 1998, the Financial Accounting Standards Board ("FASB"), through its Emerging Issues Task Force ("EITF"), concluded based on EITF 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions," that all internal costs to source, analyze and close acquisitions should be expensed as incurred. The Company had historically capitalized these costs, in accordance with GAAP. The Company adopted the FASB's interpretation effective March 19, 1998.

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

                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

Earnings Per Share ("EPS")

During 1998, the Company implemented SFAS No. 128, "Earnings per Share." The computation of basic earnings per share is based on net income and the weighted average number of common shares outstanding for the three months ending March 31, 1999 and 1998. The computation of diluted earnings per share includes the effect of outstanding restricted stock and common stock options calculated using the treasury stock method. The convertible debentures and convertible preferred stock were not included in the calculation as the effect of their inclusion would be anti-dilutive. The Operating Partnership units ("OP units) not held by the Company have been included in the diluted EPS calculation since they are redeemable on a one-for-one basis. The following table reconciles the basic and diluted earnings per share calculation:




                                                                            For the Three Months Ended March 31,
                                                        ---------------------------------------------------------------------------
                                                        -------------------------------------  ------------------------------------
                                                            1999                                   1998
                                                        -------------------------------------  ------------------------------------
                                                            Net                                    Net
                                                           Income      Shares     Per Share       Income      Shares      Per Share
                                                        -------------------------------------  ------------------------------------


                                                                            (In thousands, except per share data)

Net income                                                $13,318                                 $7,471
Less:  Preferred stock dividends                            4,421                                    649
                                                      -------------                          -------------

Basic EPS:
Net income - available to common stockholders               8,897      33,927       $0.26          6,822        27,153        $0.25

Diluted EPS:
Effect of dilutive securities:
     Conversion of OP units                                 3,230      12,319                      3,008        12,088
     Employee stock options and restricted stock              244         319                        256           666
     Convertible preferred stock                                  n/a - antidilutive for EPS             n/a - antidilutive for EPS
     Convertible debentures                                       n/a - antidilutive                     n/a - antidilutive
                                                        -------------------------------------  ------------------------------------

Net income - available to common stockholders             $12,371      46,565       $0.26        $10,086        39,907        $0.25
                                                        =====================================  ====================================


                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

2. Organization:

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

The Company was organized to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The 22% limited partnership interest of the Operating Partnership not owned by the Company is reflected in these financial statements as minority interest.

3. Investments in Unconsolidated Joint Ventures and the Management Companies:

The following are the Company's investments in various real estate joint ventures which own regional retail shopping centers. The Operating Partnership's interest in each joint venture as of March 31, 1999 is as follows:

                                                     The Operating Partnership's
Joint Venture                                                Ownership %

Macerich Northwestern Associates                                 50%
Manhattan Village, LLC                                           10%
Pacific Premier Retail Trust                                     51%
Panorama City Associates                                         50%
SDG Macerich Properties, L.P.                                    50%
West Acres Development                                           19%

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

On February 27, 1998, the Company, through a 50/50 joint venture with an affiliate of Simon Property Group, Inc., SDG Macerich Properties, L.P., acquired a portfolio of twelve regional malls. The properties in the portfolio comprise
10.7 million square feet and are located in eight states. The total purchase price was $974,500, which included $485,000 of assumed debt,

                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

3. Investments in  Unconsolidated  Joint Ventures and the Management  Companies,
Continued:

at market value. The Company's share of the cash component of the purchase price was funded by issuing $100,000 of Series A cumulative convertible preferred stock ("Series A Preferred Stock"), $80,000 of common stock and borrowing the balance from the Company's line of credit. Each of the joint venture partners have assumed leasing and management responsibilities for six of the regional malls.

On February 18, 1999, the Company, through a 51/49 joint venture with Ontario Teachers' Pension Plan Board, formed Pacific Premier Retail Trust and closed on the first phase of a two phase acquisition of a portfolio of properties. The phase one closing included the acquisition of three regional malls, the retail component of a mixed-use development, five contiguous properties and two non-contiguous community shopping centers comprising approximately 3.6 million square feet for a total purchase price of approximately $427,000. The purchase price was funded with a $120,000 loan placed concurrently with the closing, $140,400 of debt from an affiliate of the seller, and $39,400 of assumed debt. The balance of the purchase price was paid in cash. The Company's share of the cash component was funded with the proceeds from two refinancings of centers and borrowings under the Company's line of credit. The second phase consists of the acquisition of the office component of the mixed-use development for a purchase price of approximately $115,000. The closing of the second phase is expected to occur in May 1999.

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

                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                  (Unaudited)

3. Investments in  Unconsolidated  Joint Ventures and the Management  Companies,
Continued:


             COMBINED AND CONDENSED BALANCE SHEETS OF JOINT VENTURES
                          AND THE MANAGEMENT COMPANIES


                                                                            March 31,           December 31,
                                                                              1999                  1998


             Assets:
                 Properties, net                                              $1,558,305             $1,141,984
                 Other assets                                                     43,327                 38,103
                                                                         ----------------     ------------------
                 Total assets                                                 $1,601,632             $1,180,087
                                                                         ----------------     ------------------
                                                                         ----------------     ------------------

             Liabilities and partners' capital:
                 Mortgage notes payable                                         $894,956               $618,384
                 Other liabilities                                                44,782                 42,048
                 The Company's capital                                           301,595                230,022
                 Outside partners' capital                                       360,299                289,633
                                                                         ----------------     ------------------
                 Total liabilities and partners' capital                      $1,601,632             $1,180,087
                                                                         ----------------     ------------------
                                                                         ----------------     ------------------

                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                  (Unaudited)

3. Investments in  Unconsolidated  Joint Ventures and the Management  Companies,
Continued:

               COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES
                          AND THE MANAGEMENT COMPANIES



                                                                    Three Months Ended March 31, 1999
                                          --------------------------------------------------------------------------------------
                                                   SDG              Pacific
                                                 Macerich           Premier            Other             Mgmt
                                               Properties, L.P.    Retail Trust    Joint Ventures      Companies          Total
                                              -----------------  ----------------- ----------------  ---------------  -------------


Revenues                                              $33,591             $5,866           $9,909            $2,163        $51,529
                                              -----------------  ----------------- ----------------  ---------------  -------------

Expenses:
     Shopping center expenses                          12,133              1,544            3,121                 -         16,798
     Interest expense                                   7,627              2,075            1,906              (105)        11,503
     Management company expense                             -                  -                -              2,744         2,744
     Depreciation and amortization                      5,178                992            1,066                 84         7,320
                                              ----------------  ----------------- ----------------  ---------------  --------------
     Total operating expenses                          24,938              4,611            6,093              2,723        38,365
                                              ----------------  ----------------- ----------------  ---------------  --------------

Gain on sale of assets                                      3                  -                -                 12            15
                                              -----------------  ----------------- ----------------  ---------------  -------------

     Net income (loss)                                 $8,656             $1,255           $3,816              ($548)      $13,179
                                              =================  ================= ================  ===============  =============





                                               COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES
                                                           AND THE MANAGEMENT COMPANIES

                                                          Three Months Ended March 31, 1998
                                 --------------------------------------------------------------------------------------------
                                              SDG               Pacific
                                           Macerich             Premier               Other             Mgmt
                                         Properties, L.P.      Retail Trust        Joint Ventures     Companies          Total
                                       ------------------  -------------------   -----------------  -------------   ---------------

Revenues                                         $9,944                    -              $9,492          $1,324          $20,760
                                       ------------------  -------------------   -----------------  -------------   ---------------

Expenses:
     Shopping center expenses                     2,857                    -               3,284               -            6,141
     Interest expense                             2,747                    -               1,567             (80)           4,234
     Management company expense                       -                    -                   -            1,668           1,668
     Depreciation and amortization                1,757                    -               1,048              148           2,953
                                       ------------------  -------------------   -----------------  -------------   ---------------
     Total operating expenses                     7,361                    -               5,899            1,736          14,996
                                       ------------------  -------------------   -----------------  -------------   ---------------


Loss on sale of assets                                -                    -                   -             (389)          (389)
                                       ------------------  -------------------   -----------------  -------------   ---------------

     Net income (loss)                           $2,583                    -              $3,593            ($801)         $5,375
                                       ==================  ===================   =================  =============   ===============



Significant accounting policies used by the unconsolidated joint ventures and the Management Companies are similar to those used by the Company.


                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                  (Unaudited)

Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life ("NML") of $74,295 and $74,612 for the periods ended March 31, 1999 and December 31, 1998, respectively. NML is considered a related party because it is a joint venture partner with the Company in Macerich Northwestern Associates. Interest expense incurred on these borrowings amounted to $1,231 and $734 for the three months ended March 31, 1999 and 1998, respectively.

             PRO RATA SHARE OF COMBINED AND CONDENSED STATEMENTS OF OPERATIONS OF JOINT VENTURES AND THE MANAGEMENT COMPANIES

The following tables set forth the Operating Partnership's beneficial interest in the joint ventures:





                                                                    Three Months Ended March 31, 1999
                                   ------------------------------------------------------------------------------------------
                                                SDG                Pacific
                                              Macerich             Premier               Other             Mgmt
                                           Properties, L.P.       Retail Trust       Joint Ventures       Companies        Total
                                          -----------------   -------------------  ------------------   ------------   -------------



Revenues:

     Minimum rents                                 $10,562                $2,175              $1,945              -         $14,682
     Percentage rents                                  935                   161                 198              -           1,294
     Tenant recoveries                               5,013                   618                 762              -           6,393
     Management fee                                      -                     -                   -          1,908           1,908
     Other                                             286                    38                  60            147             531
                                          -----------------   -------------------  ------------------   ------------   -------------
     Total revenues                                 16,796                 2,992               2,965          2,055          24,808
                                          -----------------   -------------------  ------------------   ------------   -------------

Expenses:
     Shopping center expenses                        6,067                   787                 964              -           7,818
     Interest expense                                3,814                 1,058                 743           (100)          5,515
     Management company expense                          -                     -                   -          2,608           2,608
     Depreciation and amortization                   2,589                   506                 358             80           3,533
                                          -----------------   -------------------  ------------------   ------------   -------------
     Total operating expenses                       12,470                 2,351               2,065          2,588          19,474
                                          -----------------   -------------------  ------------------   ------------   -------------

Gain on sale of assets                                   1                     -                   -             11              12
                                          -----------------   -------------------  ------------------   ------------   -------------

     Net income (loss)                              $4,327                  $641                $900          ($522)         $5,346
                                          =================   ===================  ==================   ============   =============



                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                  (Unaudited)


3. Investments in Unconsolidated  Joint Ventures and the Management  Companies -
Continued:



                                                               Three Months Ended March 31, 1998
                                   ------------------------------------------------------------------------------------------
                                               SDG                 Pacific
                                             Macerich              Premier               Other             Mgmt
                                         Properties, L.P.       Retail Trust         Joint Ventures      Companies       Total
                                      -------------------  --------------------   -----------------   ------------  ------------

Revenues:

     Minimum rents                               $3,450                     -              $1,910              -        $5,360
     Percentage rents                               276                     -                  81              -           357
     Tenant recoveries                            1,091                     -                 752              -         1,843
     Management fee                                   -                     -                   -          1,218         1,218
     Other                                          155                     -                  48             40           243
                                      -------------------  --------------------   -----------------   ------------  ------------
     Total revenues                               4,972                     -               2,791          1,258         9,021
                                      -------------------  --------------------   -----------------   ------------  ------------

Expenses:

     Shopping center expenses                     1,429                     -               1,017              -         2,446
     Interest expense                             1,373                     -                 526            (76)        1,823
     Management company expense                       -                     -                   -          1,585         1,585
     Depreciation and amortization                  879                     -                 350            141         1,370
                                      -------------------  --------------------   -----------------   ------------  ------------
     Total operating expenses                     3,681                     -               1,893          1,650         7,224
                                      -------------------  --------------------   -----------------   ------------  ------------

Loss on sale of assets                                -                     -                   -           (369)         (369)
                                      -------------------  --------------------   -----------------   ------------  ------------

     Net income (loss)                           $1,291                     -                $898          ($761)       $1,428
                                      ===================  ====================   =================   ============  ============



4. Property:

Property is comprised of the following at:


                                                                          March 31,              December 31,
                                                                            1999                     1998


             Land                                                               $428,099                 $422,592
             Building Improvements                                             1,687,461                1,684,188
             Tenant Improvements                                                  49,547                   47,808
             Equipment & Furnishings                                               9,408                    9,097
             Construction in Progress                                             58,431                   49,440
                                                                     --------------------     --------------------
                                                                               2,232,946                2,213,125

             Less, accumulated depreciation                                     (259,424)                (246,280)
                                                                     --------------------     --------------------

                                                                              $1,973,522               $1,966,845
                                                                     --------------------     --------------------
                                                                     --------------------     --------------------


                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                  (Unaudited)

5. Mortgage Notes Payable:

Mortgage notes payable at March 31, 1999 and December 31, 1998 consist of the following:


                                               Carrying Amount of Notes
                               --------------------------------------------------------
                               ---------------------------- ---------------------------
                                          1999                         1998
                               ---------------------------- ---------------------------


Property Pledged                                    Related                      Related      Interest      Payment       Maturity
   As Collateral                       Other         Party          Other         Party         Rate         Terms          Date

Capitola Mall                           ----       $37,246           ----      $37,345          9.25%         316(d)         2001
Carmel Plaza (i)                     $25,000          ----        $25,000         ----          7.54%  interest only         1999
Chesterfield Towne Center             64,893          ----         65,064         ----          9.07%         548(e)         2024
Chesterfield Towne Center              3,242          ----          3,266         ----          8.54%          31(d)         1999
Citadel                               74,284          ----         74,575         ----          7.20%         554(d)         2008
Corte Madera, Village at (j)          60,000          ----         60,000         ----          7.28%  interest only         1999
Crossroads Mall-Boulder (a)             ----        35,177           ----       35,280          7.08%         244(d)         2010
Fresno Fashion Fair                   69,000          ----         69,000         ----          6.52%  interest only         2008
Greeley Mall                          16,855          ----         17,055         ----          8.50%         187(d)         2003
Green Tree Mall/Crossroads - OK/
     Salisbury (b)                   117,714          ----        117,714         ----          7.23%  interest only         2004
Holiday Village                         ----        17,000           ----       17,000          6.75%  interest only         2001
Lakewood Mall (c)                    127,000          ----        127,000         ----          7.20%  interest only         2005
Northgate Mall                          ----        25,000           ----       25,000          6.75%  interest only         2001
Northwest Arkansas Mall               62,837          ----         63,000         ----          7.33%         434(d)         2009
Parklane Mall                           ----        20,000           ----       20,000          6.75%  interest only         2001
Queens Center (f)                    100,000          ----         65,100         ----          6.74%         633(d)         2009
Rimrock Mall                          30,866          ----         31,002         ----          7.70%         244(d)         2003
South Plains Mall (h)                 65,000          ----         28,795         ----          7.49%         454(d)         2009
South Towne Center                    64,000          ----         64,000         ----          6.61%  interest only         2008
Valley View Center                    51,000          ----         51,000         ----          7.89%  interest only         2006
Villa Marina Marketplace              58,000          ----         58,000         ----          7.23%  interest only         2006
Vintage Faire Mall (g)                54,283          ----         54,522         ----          7.65%         427(d)         2003
Westside Pavilion                    100,000          ----        100,000         ----          6.67%  interest only         2008
                                -------------- ------------- -------------- ------------
         Total                    $1,143,974      $134,423     $1,074,093     $134,625
                                ============== ============= ============== ============

Weighted average interest rate at March 31, 1999                                                           7.28%
                                                                                                       ============

Weighted average interest rate at December 31, 1998                                                        7.24%
                                                                                                       ============


(a) This note was issued at a discount. The discount is being amortized over the life of the loan using the effective interest method. At March 31, 1999 and December 31, 1998 the unamortized discount was $388 and $397, respectively.

(b)  This  loan  is  cross   collateralized  by  Green  Tree  Mall,   Crossroads
Mall-Oklahoma and the Centre at Salisbury.

(c) On August 15, 1995, the Company issued $127,000 of collateralized floating rate notes (the "Notes"). The Notes bear interest at an average fixed rate of 7.20% and mature in July 2005. The Notes require the Company to deposit all cash flow from the property operations with a trustee to meet its obligations under the Notes. Cash in excess of the required amount, as defined, is released. Included in cash and cash equivalents is $750 of restricted cash deposited with the trustee at March 31, 1999 and at December 31, 1998.

                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                  (Unaudited)

5.       Mortgage Notes Payable, Continued:

(d) This represents the monthly payment of principal and interest.

(e) This amount represents the monthly payment of principal and interest. In addition, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property's gross receipts (as defined in the loan agreement) exceeds a base amount specified therein. Contingent interest expense recognized by the Company was $113 for the three months ended March 31, 1999 and $0 for the three months ended March 31, 1998.

(f) At December 31, 1998, a $65,100 loan was outstanding which bore interest at LIBOR plus 0.45%. There was an interest rate protection agreement in place on the first $10,200 of this debt with a LIBOR ceiling of 5.88% through maturity with the remaining principal having an interest rate cap with a LIBOR ceiling of 7.07% through 1997 and 7.7% thereafter. The $65,100 loan was paid in full on February 4, 1999 and refinanced with a new loan of $100,000, with interest at 6.74%, maturing in 2009. The Company incurred a loss on early extinguishment of the old debt in 1999 of $810.

(g) Included in cash and cash equivalents is $3,030 at March 31, 1999 and December 31, 1998 of cash restricted under the terms of this loan agreement.

(h) The old note of $28,795 was assumed at acquisition. At the time of acquisition in June 1998, this debt was recorded at fair market value and the premium was being amortized as interest expense over the life of the loan using the effective interest method. The monthly debt service payment was $348 per month and was calculated based on a 12.5% interest rate. At December 31, 1998, the unamortized premium was $6,165. On February 17, 1999, the loan was paid in full and was refinanced with a new loan of $65,000, with interest at 7.49%, maturing in 2009. The Company incurred a loss on early extinguishment of the old debt in 1999 of $163.

(i) On April 30, 1999, the loan was paid in full and was refinanced with a new loan of $29,000, with a fixed interest rate of 7.45%, maturing May 1, 2009.

(j) The loan bears interest at LIBOR plus 2.0%.

The Company periodically enters into treasury lock agreements in order to hedge its exposure to interest rate fluctuations on anticipated financings. Under these agreements, the Company pays or receives an amount equal to the difference between the treasury lock rate and the market rate on the date of settlement, based on the notional amount of the hedge. The realized gain or loss on the contracts is recorded on the balance sheet in other assets and amortized to interest expense over the period of the hedged loans.

Certain mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

Total interest expense capitalized during the three months ended March 31, 1999 and 1998 was $966 and $661, respectively.

                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                  (Unaudited)

5. Mortgage Notes Payable, Continued:

The market value of mortgage notes payable at March 31, 1999 and December 31, 1998 is estimated to be approximately $1,328,131 and $1,271,853, respectively, based on current interest rates for comparable loans.

6. Bank and Other Notes Payable:

The Company has a credit facility of $150,000 with a maturity of February 2000, currently bearing interest at LIBOR plus 1.15%. The interest rate on such credit facility fluctuates between 0.95% and 1.15% over LIBOR. As of March 31, 1999 and December 31, 1998, $112,500 and $137,000 of borrowings was outstanding under this line of credit at interest rates of 6.09% and 6.79%, respectively.

Additionally, the Company issued $776 in letters of credit guaranteeing performance by the Company of certain obligations. The Company does not believe that these letters of credit will result in a liability to the Company.

During January 1999, the Company entered into a bank construction loan agreement to fund $89,200 of costs related to the development of Pacific View. The loan bears interest at LIBOR plus 2.25% and matures in February 2001. Principal is drawn as construction costs are incurred. As of March 31, 1999, $32,100 of principal has been drawn under the loan.

In addition, the Company has a note payable of $30,600 due in February 2000 payable to the seller of the portfolio acquired. The note bears interest at 6.5%.

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

8. Related-Party Transactions:

The Company engaged The Management Companies to manage the operations of its properties and certain unconsolidated joint ventures. For the three months ending March 31, 1999 and 1998, management fees of $808 and $628, respectively, were paid to the Management Companies by the Company.

Certain mortgage notes are held by one of the Company's joint venture partners. Interest expense in connection with these notes was $2,513 and $2,527 for the three months ended March 31, 1999 and 1998, respectively. Included in accounts payable and accrued expenses is interest payable to these partners of $511 and $512 at March 31, 1999 and December 31, 1998, respectively.

                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                  (Unaudited)

8. Related-Party Transactions, Continued:

In 1997, certain executive officers, received loans from the Company totaling $5,500. These loans are full recourse to the executives. $5,000 of the loans were issued under the terms of the employee stock incentive plan, bear interest at 7%, are due in 2007 and are secured by Company common stock owned by the executives. The remaining loan is non interest bearing and is forgiven ratably over a five year term. These loans receivable are included in other assets at March 31, 1999 and December 31, 1998.

Certain Company officers and affiliates have guaranteed mortgages of $21,750 at one of the Company's joint venture properties and $2,000 at Greeley Mall.

9. Commitments and Contingencies:

The Company has certain properties subject to noncancellable operating ground leases. The leases expire at various times through 2070, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined. Ground rent expenses were $199 (including contingent rent of $0) for the three months ended March 31, 1999 and $218 (including contingent rents of $0) for the three months ended March 31, 1998.

Perchloroethylene (PCE) has been detected in soil and groundwater in the vicinity of a dry cleaning establishment at North Valley Plaza, formerly owned by a joint venture of which the Company was a 50% member. The property was sold on December 18, 1997. The California Department of Toxic Substances Control
(DTSC) advised the Company in 1995 that very low levels of Dichloroethylene (1,2
DCE), a degradation byproduct of PCE, had been detected in a municipal water well located 1/4 mile west of the dry cleaners, and that the dry cleaning facility may have contributed to the introduction of 1,2 DCE into the water well. According to DTSC, the maximum contaminant level (MCL) for 1,2 DCE which is permitted in drinking water is 6 parts per billion (ppb). The 1,2 DCE was detected in the water well at a concentration of 1.2 ppb, which is below the MCL. The Company has retained an environmental consultant and has initiated extensive testing of the site. Remediation began in October 1997. The joint venture agreed (between itself and the buyer) that it would be responsible for continuing to pursue the investigation and remediation of impacted soil and groundwater resulting from releases of PCE from the former dry cleaner. $31 and $39 have already been incurred by the joint venture for remediation, and professional and legal fees for the periods ending March 31, 1999 and 1998, respectively. An additional $377 remains reserved by the joint venture as of March 31, 1999. The joint venture has been sharing costs on a 50/50 basis with a former owner of the property and intends to look to additional responsible parties for recovery.

Low levels of toluene, a petroleum constituent, was detected in one of three groundwater dewatering system holding tanks at Queens Center. Although the Company believes that no remediation will be required, the Company established a $150 reserve in 1996 to cover professional fees and testing costs. The Company did not incur any such costs during the three months ending March 31, 1999 and 1998, respectively. The Company intends to look to the responsible parties and insurers if remediation is required.

                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                  (Unaudited)

9. Commitments and Contingencies, Continued:

The Company acquired Fresno Fashion Fair in December 1996. Asbestos has been detected in structural fireproofing throughout much of the Center. Testing data conducted by professional environmental consulting firms indicate that the fireproofing is largely inaccessible to building occupants and is well adhered to the structural members. Additionally, airborne concentrations of asbestos are well within OSHA's permissible exposure limit (PEL) of .1 fcc. The accounting for this acquisition includes a reserve of $3,300 to cover future removal of this asbestos, as necessary. The Company incurred $56 and $0 in remediation costs for the three months ending March 31, 1999 and 1998, respectively.

10. Pro Forma Information:

On February 18, 1999, through a 51/49 joint venture with Ontario Teachers' Pension Plan Board, the Company closed on the first phase of a two phase acquisition of a portfolio of properties. The phase one closing included the acquisition of three regional malls, the retail component of a mixed-use development, five contiguous properties and two non-contiguous community shopping centers comprising approximately 3.6 million square feet for a total purchase price of approximately $427,000. The purchase price was funded with a $120,000 loan placed concurrently with the closing, $140,400 of debt from an affiliate of the seller, and $39,400 of assumed debt. The balance of the purchase price was paid in cash. The Company's share of the cash component was funded with the proceeds from two refinancings of centers and borrowings under the Company's line of credit. The second phase consists of the acquisition of the office component of the mixed-use development for a purchase price of approximately $115,000. The closing of the second phase is expected to occur in May 1999.

On a pro forma basis, reflecting the acquisition as if it had occurred on January 1, 1999 and 1998, the Company would have reflected net income - available to common stockholders of $8,951 and $6,885 for the three months ended March 31, 1999 and 1998, respectively. Net income - available to common stockholders on a diluted per share basis would be $0.26 and $0.25 for the three months ended March 31, 1999 and 1998, respectively.

11. Preferred Stock:

On February 25, 1998, the Company issued 3,627,131 shares of Series A Preferred Stock for proceeds totaling $100,000 in a private placement. The preferred stock can be converted on a one for one basis into common stock and will pay a quarterly dividend equal to the greater of $0.46 per share, or the dividend then payable on a share of common stock.

On June 17, 1998, the Company issued 5,487,471 shares of Series B cumulative convertible preferred stock ("Series B Preferred Stock") for proceeds totaling $150,000 in a private placement. The preferred stock can be converted on a one for one basis into common stock and will pay a quarterly dividend equal to the greater of $0.46 per share, or the dividend then payable on a share of common stock.

No dividends will be declared or paid on any class of common or other junior stock to the extent that dividends on Series A Preferred Stock and Series B Preferred Stock have not been declared and/or paid.

12. Subsequent Events:

On May 14, 1999, a dividend\distribution of $0.485 per share was declared for common stockholders and OP unit holders of record on May 20, 1999. In addition, the Company declared a dividend of $0.485 on the Company's Series A Preferred Stock and a dividend of $0.485 on the Company's Series B Preferred Stock. All dividends/distributions will be payable on June 11, 1999.

                       THE MACERICH COMPANY (The Company)

                                     Item II

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based primarily on the consolidated balance sheet of The Macerich Company as of March 31, 1999, and also compares the activity for the three months ended March 31, 1999 to the activities for the three months ended March 31, 1998.

This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect the fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

Forward-Looking Statements

This quarterly report on Form 10-Q contains or incorporates statements that constitute forward-looking statements. Those statements appear in a number of places in this Form 10-Q and include statements regarding, among other matters, the Company's growth and acquisition opportunities, the Company's acquisition strategy, regulatory matters pertaining to compliance with governmental regulations and other factors affecting the Company's financial condition or results of operations. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should" and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or industry results to vary materially from the Company's future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of current and prospective tenants, lease rents, availability and cost of financing and operating expenses; adverse changes in the real estate markets including, among other things, competition with other companies, retail formats and technology, risks of real estate development and acquisition; governmental actions and initiatives; environmental and safety requirements; and Year 2000 compliance issues of the Company and third parties and related service interruptions or payment delays. The Company will not update any forward-looking information to reflect actual results or changes in the factors affecting the forward-looking information.

                       THE MACERICH COMPANY (The Company)


Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued:

    The following table reflects the Company's acquisitions in 1998 and 1999:


____________________________________________________________________________________________________________________________
                                              Date
                                            Acquired                               Location

"1998 Acquisition Centers":

SDG Macerich Properties, L.P. (*)      February 27, 1998                     Twelve properties in eight states
South Plains Mall                      June 19, 1998                         Lubbock, Texas
Westside Pavilion                      July 1, 1998                          Los Angeles, California
Village at Corte Madera                June-July 1998                        Corte Madera, California
Carmel Plaza                           August 10, 1998                       Carmel, California
Northwest Arkansas Mall                December 15, 1998                     Fayetteville, Arkansas

"1999 Acquisition Centers"

Pacific Premier Retail Trust (*)       February 18, 1999                     Three regional malls, retail component
                                                                             of a mixed-use development and five
                                                                             contiguous properties in Washington and Oregon.
_____________________________________________________________________________________________________________________________


(*) denotes the Company owns these Centers through a joint venture partnership.

The financial statements include the results of these Centers for periods subsequent to their acquisition.

The properties acquired by SDG Macerich Properties, L.P. and Pacific Premier Retail Trust ("Joint Venture Acquisitions") are reflected using the equity method of accounting. The results of these acquisitions are reflected in the consolidated results of operations of the Company in equity in income of unconsolidated joint ventures and the Management Companies.

Many of the variations in the results of operations discussed below occurred due to the addition of these properties to the portfolio during 1999 and 1998. Many factors impact the Company's ability to acquire additional properties; including the availability and cost of capital, overall debt to market capitalization level, interest rates and availability of potential acquisition targets that meet the Company's criteria. Accordingly, management is uncertain whether during the balance of 1999, and in future years, there will be similar acquisitions and corresponding increases in revenues, net income and Funds from Operations that occurred as a result of the 1999 and 1998 Acquisition Centers. Pacific View (formerly known as Buenaventura Mall), Crossroads Mall-Boulder, Huntington Center and Parklane Mall are currently under redevelopment and are referred to herein as the "Redevelopment Centers." All other centers are referred to herein as the "Same Centers."

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

Results of Operations

Comparison of Three Months Ended March 31, 1999 and 1998

Revenues

Minimum and percentage rents increased by 28% to $54.5 million in 1999 from $42.6 million in 1998. Approximately $11.2 million of the increase resulted from the 1998 Acquisition Centers and $1.4 million of the increase was attributable to the Same Centers. These increases were partially offset by revenue decreases at the Redevelopment Centers of $0.7 million in 1999.

Tenant recoveries increased to $23.1 million in 1999 from $17.6 million in 1998. The 1998 Acquisition Centers generated $5.4 million of this increase and $0.4 million of the increase was from the Same Centers. These increases were partially offset by revenue decreases at the Redevelopment Centers of $0.3 million in 1999.

Other income increased to $1.2 million in 1999 from $0.9 million in 1998. Approximately $0.2 million of the increase related to the 1998 Acquisition Centers and $0.1 million of the increase was attributable to the Same Centers and the Redevelopment Centers.

Expenses

Shopping center expenses increased to $23.3 million in 1999 compared to $18.7 million in 1998. Approximately $5.0 million of the increase resulted from the 1998 Acquisition Centers. The other Centers had a net decrease of $0.4 million in shopping center expenses resulting primarily from decreased property taxes and recoverable expenses.

                       THE MACERICH COMPANY (The Company)

Comparison of Three Months Ended March 31, 1999 and 1998, Continued:

General and administrative expenses increased to $1.4 million in 1999 from $1.0 million in 1998 primarily due to the accounting change required by EITF 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions," which requires the expensing of internal acquisition costs. Previously in accordance with GAAP, certain internal acquisition costs were capitalized. The increase is also attributable to higher executive and director compensation expense.

Interest Expense

Interest expense increased to $26.7 million in 1999 from $20.6 million in 1998. This increase of $6.1 million is primarily attributable to the acquisition activity in 1998 and 1999, which was partially funded with secured debt and borrowings under the Company's line of credit.

Depreciation and Amortization

Depreciation increased to $15.2 million from $11.7 million in 1998. This increase relates primarily to the 1998 Acquisition Centers.

Income From Unconsolidated Joint Ventures and Management Companies

The income from unconsolidated joint ventures and the Management Companies was $5.3 million for 1999, compared to income of $1.4 million in 1998. A total of $3.0 million of the change is attributable to the 1998 acquisition by SDG Macerich Properties, L.P. and $0.6 million of the change is attributable to the 1999 acquisition by the Pacific Premier Retail Trust joint venture.

Extraordinary Loss from Early Extinguishment of Debt

In 1999, the Company wrote off $1.0 million of unamortized financing costs, compared to $0.1 million written off in 1998.

Net Income Available to Common Stockholders

As a result of the foregoing, net income available to common stockholders increased to $8.9 million in 1999 from $6.8 million in 1998.

Operating Activities

Cash flow from operations was $22.3 million in 1999 compared to $27.4 million in 1998. The decrease resulted from a decrease in accounts payable related to the Redevelopment Centers.

                       THE MACERICH COMPANY (The Company)

Comparison of Three Months Ended March 31, 1999 and 1998, Continued:

Investing Activities

Cash flow used in investing  activities  was $104.7  million in 1999 compared to
$268.0   million  in  1998.  The  change   resulted   primarily  from  the  cash
contributions required by the Company for the Joint Venture Acquisitions of $240.2 million in 1998 compared to $70.1 million in 1999.

Financing Activities

Cash flow from financing activities was $81.2 million in 1999 compared to $234.2 million in 1998. The decrease resulted from no stock equity raised in the first quarter of 1999 compared to 2,879,134 shares of common stock sold in the first quarter of 1998.

Funds From Operations

Primarily because of the factors mentioned above, Funds from Operations - Diluted increased 65% to $38.6 million from $23.3 million in 1998.

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

The Company's total outstanding loan indebtedness at March 31, 1999 was $2.1 billion (including its pro rata share of joint venture debt). This equated to a debt to Total Market Capitalization (defined as total debt of the Company, including its pro rata share of

                       THE MACERICH COMPANY (The Company)
joint venture debt, plus aggregate market value of outstanding shares of common stock, assuming full conversion of OP Units and preferred stock into common stock) ratio of approximately 62% at March 31, 1999. The Company's debt consists primarily of fixed-rate conventional mortgages payable secured by individual properties.

The Company has filed a shelf registration statement, effective December 8, 1997, to sell securities. The shelf registration is for a total of $500 million of common stock, common stock warrants or common stock rights.During 1998, the Company sold a total of 7,920,181 shares of common stock under this shelf registration. The aggregate offering price of these transactions was approximately $212.9 million, leaving approximately $287.1 million available under the shelf registration statement.

The Company has an unsecured line of credit for up to $150.0 million. There was $112.5 million of borrowings outstanding at March 31, 1999.

At March 31, 1999, the Company had cash and cash equivalents available of $23.9 million.

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

On February 18, 1999, the Company acquired several properties from various Safeco Corporation entities and is in the process of reviewing each property's Year 2000 readiness. This review is anticipated to be completed by June 30, 1999. The following disclosure provides information regarding the Company's properties excluding those acquisition properties.

IT Systems

The Company has reviewed its core computer hardware systems and software programs to determine if such systems and programs will properly process dates in the Year 2000 and thereafter. Based on manufacturer or vendor information, the Company presently believes

                       THE MACERICH COMPANY (The Company)

IT Systems, Continued:

most of its critical computer hardware systems and software programs are substantially Year 2000 compliant. One critical hardware system needs a Year 2000 upgrade which the Company has substantially completed at a cost of approximately $13,100. The Company is currently conducting its own evaluation and testing to verify compliance of its critical hardware systems and software and expects to conclude such testing by June 1, 1999.

The most important software program to the Company's operations is its property management and accounting software. The Company has been advised by its independent software vendor that it has completed its evaluation, testing and modification of this program and the necessary changes have been completed to achieve Year 2000 compliance. The Company recently completed its own evaluation and testing and based upon such testing, the Company believes that this software is substantially Year 2000 compliant.

The Company completed its assessment of the Year 2000 compliance of its non-critical computer hardware systems and software programs by its target date of December 31, 1998. Based on manufacturer or vendor information, the Company presently believes that substantially all of its non-critical hardware systems and software programs are Year 2000 compliant.

Non-IT Systems

Part of the Company's Year 2000 program also includes a review of the various operating systems of each of its portfolio properties and main offices. These systems typically include embedded technology which complicates the Company's Year 2000 efforts. Examples of these types of systems include energy management systems, telecommunication systems, elevators, security systems and copiers. The various operating systems have been assigned priorities based on the importance of the system to each property's operations and the potential impact of non-compliance. All of the Company's properties have substantially completed their initial assessment of each system and are verifying Year 2000 compliance through the manufacturers and/or vendors of the systems. Approximately 74% of the critical operating systems at the Centers for which the Company has received information from manufacturers or vendors are substantially Year 2000 compliant as reported by such entities. Certain critical systems, eleven energy management systems, three telephone systems, two fire alarm systems and one parking access computer software system will need Year 2000 upgrades and the Company is in the process of obtaining such upgrades at an aggregate cost of approximately $55,000. Other non-compliant critical systems are being upgraded by the manufacturer at no cost to the Company or were previously scheduled for replacement or upgrades prior to January 1, 2000. With respect to approximately 20% of its critical operating systems at the Centers, the Company has not received the necessary information to assess the Year 2000 compliance of such systems. The Company is contacting these manufacturers/ vendors to obtain the information necessary to complete its Year 2000 compliance assessment.

Each property is preparing recommendations regarding the remediation and testing phases. Remediation and testing recommendations and time lines are prepared based on the importance of each system to the property's operations and information received from the manufacturer/vendor. The Company plans to coordinate the testing phase with the manufacturers/vendors of the systems, as appropriate. The Company established June 1, 1999

                       THE MACERICH COMPANY (The Company)

Non-IT Systems, Continued:

as its target date to complete the remediation and testing phases for the critical operating systems at each Center. The Company will need the cooperation of its manufacturers/vendors in providing information and testing assistance to meet this timeline for its critical operating systems. If such cooperation is not provided, completion of these phases will be delayed. The Company expects the Year 2000 program to continue beyond January 1, 2000 with respect to non-critical operating systems and issues.

Material Third Parties

The Company mailed surveys to its material vendors, utilities and tenants about their plans and progress in addressing the Year 2000 issue. Those entities surveyed include the utilities for each center (i.e., electric, gas, water, telephone and waste management companies), the largest tenants of the Company based on the amount of their 1998 rent payments and certain Anchor tenants. As of this date, the Company has received responses from approximately 70% of those entities surveyed. Generally, the responses received state that the entity is in the process of addressing the Year 2000 compliance issues and expects to achieve compliance prior to January 1, 2000.

Costs

Because the Company's assessment, remediation and testing efforts are ongoing, the Company is unable to estimate the actual costs of achieving Year 2000 compliance for its IT and non-IT systems. Based on information received from manufacturers/vendors, the Company presently anticipates that the assessment and remediation costs will not be material. As of March 31, 1999, the Company has not expended significant amounts since its evaluation of Year 2000 issues has been primarily conducted by its own personnel. The Company does not separately record the internal costs incurred for its Year 2000 compliance program. Such costs are primarily the related payroll costs for its personnel who are part of the Year 2000 program. Independent electricians conducted Year 2000 compliance reviews of the electrical infrastructure at each center for an aggregate cost of approximately $12,000.

Risks

As is true of most businesses, the Company is vulnerable to external forces that might generally effect industry and commerce, such as utility company Year 2000 compliance failures and related service interruptions. In addition, failure of information and operating systems of tenants and/or failure of their respective material vendors to provide products and services may delay or otherwise adversely impact the payment of rent to the Company or impair the ability of a tenant to operate. A formal contingency plan has not yet been developed for dealing with the most reasonably likely worst case scenario. The Company will continue to evaluate potential areas of risk and develop a contingency plan, as appropriate.

                       THE MACERICH COMPANY (The Company)

Risks, Continued:

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


                                                                              Three months ended March 31,
                                                                           1999                         1998
                                                                  ------------------------   --------------------------
                                                                   Shares       Amount        Shares      Amount
                                                                  -----------  -----------   ----------  --------------
                                                                                 (amounts in thousands)


Net income - available to common stockholders                                      $8,897                       $6,822

Adjustments to reconcile net income to FFO - basic:
     Minority interest                                                              3,230                        3,008
     Depreciation and amortization on wholly owned centers                         15,253                       11,712
     Pro rata share of unconsolidated entities' depreciation and
          amortization                                                              3,533                        1,370
     Extraordinary loss on early extinguishment of debt                               973                           90
     Pro rata share of (gain) loss on sale of assets
          from unconsolidated entities                                                (12)                         369
     Amortization of loan costs and interest rate caps                               (908)                        (787)
     Depreciation of personal property                                               (147)                        (172)
                                                                               -----------               --------------

FFO - basic (1)                                                       46,246       30,819       39,241          22,412

Additional adjustments to arrive at FFO - diluted:
     Impact of convertible preferred stock                             9,115        4,421        1,411             649
     Impact of stock options and restricted stock using
         the treasury method                                             319          243          666             256
     Impact of convertible debentures                                  5,186        3,114       (n/a anti-dilutive)
                                                                  -----------  -----------   --------------------------

FFO - diluted (2)                                                     60,866      $38,597       41,318         $23,317
                                                                  ===========  ===========   ==========  ==============

1) Calculated based upon basic net income as adjusted to reach basic FFO. Weighted average number of shares includes the weighted average shares of common stock outstanding for 1999 and 1998 assuming the conversion of all outstanding OP units.

                       THE MACERICH COMPANY (The Company)


Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued:

2) The computation of FFO - diluted and diluted average number of shares outstanding includes the effect of outstanding common stock options and restricted stock using the treasury method. Convertible debentures are dilutive for the three months ending March 31, 1999 and are anti-dilutive for the three months ending March 31, 1998. On February 25, 1998, the Company sold $100 million of its Series A Preferred Stock. On June 17, 1998, the Company sold an additional $150 million of its Series B Preferred Stock The preferred stock can be converted on a one for one basis for common stock. These preferred shares are not assumed converted for purposes of net income per share as they would be anti-dilutive to that calculation. The preferred shares are assumed converted for purposes of FFO diluted per share as they are dilutive to that calculation.

Included in minimum rents were rents attributable to the accounting practice of straight-lining of rents. The amount of straight-lining of rents that impacted minimum rents was $0.6 million and $0.9 million for the three months ended March 31, 1999 and 1998, respectively.

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

New Accounting Pronouncements Issued

In March 1998, the FASB, through its EITF, concluded based on EITF 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions," that all internal costs to source, analyze and close acquisitions should be expensed as incurred. The Company had historically capitalized these costs, in accordance with GAAP. The Company adopted the FASB's interpretation effective March 19, 1998.

                       THE MACERICH COMPANY (The Company)

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

                                    Item III
           Quantitative and Qualitative Disclosures About Market Risk

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

The following table sets forth information as of March 31, 1999 concerning the Company's long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV").



                                              For the Years Ended December 31,
                                                   (dollars in thousands)
                                       1999       2000        2001       2002       2003     Thereafter      Total          FV


Wholly Owned Centers:
Long term debt:
    Fixed rate                         $9,591     $38,385   $107,152     $9,966    $98,772      $960,131   $1,223,997   $1,243,131
    Average interest rate               7.28%       7.29%      7.25%      7.25%      7.19%         7.19%        7.23%            -
    Fixed rate - Debentures                 -           -          -    161,400          -             -      161,400      156,254
    Average interest rate                   -           -          -      7.25%          -             -        7.25%            -
    Variable rate                      85,000           -    144,600          -          -             -      229,600      229,600
    Average interest rate               7.31%           -      6.80%          -          -             -        6.77%            -
                                    ------------------------------------------------------------------------------------------------

Total debt - Wholly owned Centers     $94,591     $38,385   $251,752   $171,366    $98,772      $960,131   $1,614,997   $1,628,985
                                    ------------------------------------------------------------------------------------------------

Joint Venture Centers:
(at Company's pro rata share)

    Fixed rate                         $3,821     $24,074     $4,644     $4,954     $5,287      $299,409     $342,189     $329,972
    Average interest rate               6.37%       6.36%      6.36%      6.36%      6.42%         6.42%        6.36%            -
    Variable rate                           -           -          -          -     92,500             -       92,500       92,500
    Average interest rate                   -           -          -          -      6.15%             -        6.15%            -
                                    ------------------------------------------------------------------------------------------------

Total debt - All Centers              $98,412     $62,459   $256,396   $176,320   $196,559    $1,259,540   $2,049,686   $2,051,457
                                    ================================================================================================

Of the total variable rate debt maturing in 1999, $25.0 million was paid in full on April 30, 1999, and refinanced with a new $29.0 million fixed rate loan at an interest rate of 7.45%. The Company is currently in negotiations to refinance the remaining $60.0 million maturing in 1999 with fixed rate debt. Of the $144.6 million of variable debt maturing in 2001, $112.5 million, represents the outstanding borrowings under the Company's credit facility. The credit facility matures in February 2000, with a one year option to extend the maturity date to February 2001. The table reflects the Company extending the maturity date to February 2001. The balance of $32.1 million represents outstanding borrowings under the Pacific View construction loan.

In addition, the Company has assessed the market risk for its variable rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $3.2 million per year based on $322.1 million outstanding at March 31, 1999.

                       THE MACERICH COMPANY (The Company)




Quantitative and Qualitative Disclosures About Market Risk, Continued:

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

Item 2    Changes in Securities and Use of Proceeds

On February 26, 1999, the Company issued 20,700 shares of common stock upon the redemption of 20,700 OP Units in a private placement to a limited partner of the Operating Partnership, an accredited investor, pursuant to Section 4(2) of the Securities Act of 1933.

Item 3    Defaults Upon Senior Securities

          None

Item 4    Submission of Matters to a Vote of Security Holders

          None

Item 5    Other Information

          None

                       THE MACERICH COMPANY (The Company)



Item 6    Exhibits and Reports on Form 8-K

(a) Exhibits

Number    Description

None

(b) Reports on Form 8-K

A report on Form 8-K dated March 4, 1999, event date February 18, 1999, was filed with the Securities and Exchange Commission for the purpose of disclosing the acquisition of three regional malls, the retail component of one mixed-use development and five contiguous properties by Pacific Premier Retail Trust.

A report on Form 8-K/A, Amendment No. 1, dated April 21, 1999, event date February 18, 1999, was filed with the Securities and Exchange Commission for the purpose of disclosing certain financial statements and pro forma financial information regarding the acquisition of three regional malls, the retail component of one mixed-use development and five contiguous properties by Pacific Premier Retail Trust.

                       THE MACERICH COMPANY (The Company)


                                   Signatures





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 The Macerich Company





                                              By: /s/ Thomas E. O'Hern
                                                  Thomas E. O'Hern
                                                  Executive Vice President and
                                                  Chief Financial Officer








Date:  May 17, 1999

                       THE MACERICH COMPANY (The Company)


                                  Exhibit Index



Exhibit No.                                                 Page
----------                                                  ----


(a) Exhibits

Number              Description
------              -----------

None