Form 10-Q
period 1999-06-30
MACERICH CO
filed 1999-08-13
CIK 912242

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           FOR QUARTER ENDED JUNE 30, 1999 COMMISSION FILE NO. 1-12504

                              THE MACERICH COMPANY
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          MARYLAND                                      95-4448705
------------------------------             ------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification Number)
of incorporation or organization)

            401 Wilshire Boulevard, Suite 700, Santa Monica, CA 90401
-------------------------------------------------------------------------------
                (Address of principal executive office)(Zip code)

        Registrant's telephone number, including area code (310) 394-6000
                                                         -------------------

                                       N/A
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

   Number of shares outstanding of each of the registrant's classes of common stock, as of August 9, 1999.

            Common stock, par value $.01 per share: 34,031,501 shares
-------------------------------------------------------------------------------

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

                       THE MACERICH COMPANY (The Company)


                                    Form 10-Q


                                      INDEX


                                                                      Page
                                                                   ----------
Part I:  Financial Information

Item 1.   Financial Statements


          Consolidated balance sheets of the Company as
          of June 30, 1999 and December 31, 1998                        1


          Consolidated statements of operations of
          the Company for the periods from January 1
          through June 30, 1999 and 1998                                2

          Consolidated statements of operations of the
          Company for the periods from April 1 through
          June 30, 1999 and 1998.                                       3

          Consolidated statements of cash flows of the
          Company for the periods from January 1 through
          June 30, 1999 and 1998                                        4



          Notes to condensed and consolidated financial
          statements                                                     5 to 24


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            25 to 37

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                                    38 to 39


Part II: Other Information                                              40 to 43

                       THE MACERICH COMPANY (The Company)


                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                   June 30,           December 31,
                                                                                                     1999                 1998
                                                                                              -------------------    ---------------

                                         ASSETS:

Property, net                                                                                         $1,973,543         $1,966,845
Cash and cash equivalents                                                                                 24,610             25,143
Tenant receivables, net, including accrued overage rents of
     $4,692 in 1999 and $5,917 in 1998                                                                    33,335             37,373
Due from affiliates                                                                                       78,322                  -
Deferred charges and other assets, net                                                                    56,470             62,673
Investments in joint ventures and the Management Companies                                               300,390            230,022
                                                                                              -------------------    ---------------

               Total assets                                                                           $2,466,670         $2,322,056
                                                                                              ===================    ===============


                          LIABILITIES AND STOCKHOLDERS' EQUITY:

Mortgage notes payable:
     Related parties                                                                                    $134,250           $134,625
     Others                                                                                            1,146,509          1,074,093
                                                                                              -------------------    ---------------
     Total                                                                                             1,280,759          1,208,718
Bank and other notes payable                                                                             251,087            137,000
Convertible debentures                                                                                   161,400            161,400
Accounts payable and accrued expenses                                                                     17,480             27,701
Due to affiliates                                                                                              -              2,953
Other accrued liabilities                                                                                 28,123             36,927
Preferred stock dividend payable                                                                           4,420              4,420
                                                                                              -------------------    ---------------
               Total liabilities                                                                       1,743,269          1,579,119
                                                                                              -------------------    ---------------

Minority interest in Operating Partnership                                                               160,618            165,524
                                                                                              -------------------    ---------------

Commitments and contingencies (Note 9)

Stockholders' equity:
      Series  A cumulative  convertible  redeemable  preferred  stock,  $.01 par value, 3,627,131 shares authorized, issued and outstanding
              at June 30, 1999 and December 31, 1998                                                          36                 36
      Series B cumulative convertible redeemable preferred stock, $.01 par value,
              5,487,471 shares authorized, issued and outstanding
              at June 30, 1999 and December 31, 1998                                                          55                 55
     Common stock, $.01 par value, 100,000,000 shares
              authorized, 34,007,000 and 33,901,963 shares issued and
              outstanding at June 30, 1999 and December 31, 1998, respectively                               340                338
     Additional paid in capital                                                                          570,782            581,508

     Accumulated earnings                                                                                      -                  -
     Unamortized restricted stock                                                                         (8,430)            (4,524)
                                                                                              -------------------    ---------------
                                                                                              -------------------    ---------------
              Total stockholders' equity                                                                 562,783            577,413
                                                                                              -------------------    ---------------

              Total liabilities and stockholders' equity                                              $2,466,670         $2,322,056
                                                                                              ===================    ===============



The accompanying notes are an integral part of these financial statements.

                       THE MACERICH COMPANY (The Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                                            Six Months Ended June 30,
                                                                  -----------------------------------------------
                                                                          1999                      1998
                                                                  ---------------------     ---------------------

REVENUES:
     Minimum rents                                                            $101,905                   $79,629
     Percentage rents                                                            7,148                     4,250
     Tenant recoveries                                                          47,276                    36,822
     Other                                                                       3,195                     1,881
                                                                  ---------------------     ---------------------
         Total revenues                                                        159,524                   122,582
                                                                  ---------------------     ---------------------

EXPENSES:
     Shopping center expenses                                                   47,221                    38,001
     General and administrative expense                                          2,843                     2,177
     Interest expense:
         Related parties                                                         5,053                     5,083
         Others                                                                 50,302                    36,129
     Depreciation and amortization                                              30,539                    23,607
                                                                  ---------------------     ---------------------
          Total expenses                                                       135,958                   104,997
                                                                  ---------------------     ---------------------

Equity in income of unconsolidated
     joint ventures and the Management Companies                                10,634                     5,582
Gain on sale of assets                                                               -                         9

                                                                  ---------------------     ---------------------

Income before extraordinary item and minority interest                          34,200                    23,176
Extraordinary loss on early extinguishment of debt                                (988)                     (90)
                                                                  ---------------------     ---------------------

Income of the Operating Partnership                                             33,212                    23,086
Less minority interest in net income
     of the Operating Partnership                                                6,488                     6,190
                                                                  ---------------------     ---------------------

Net income                                                                      26,724                    16,896
Less preferred dividends                                                         8,841                     2,706
                                                                  ---------------------     ---------------------

Net income - available to common stockholders                                  $17,883                   $14,190
                                                                  =====================     =====================

Earnings per common share - basic:

     Income before extraordinary item                                            $0.56                     $0.49
     Extraordinary item                                                          (0.03)                     0.00
                                                                  ---------------------     ---------------------

Net income per share - available to common stockholders                          $0.53                     $0.49
                                                                  =====================     =====================

Weighted average number of common shares
     outstanding - basic                                                    33,971,000                28,975,000
                                                                  =====================     =====================

Weighted average number of common shares
     outstanding - basic, assuming full conversion of
     Operating Partnership units outstanding                                 46,286,000                41,063,000
                                                                  =====================     =====================

Earnings per common share - diluted:

     Income before extraordinary item                                            $0.55                     $0.49
     Extraordinary item                                                          (0.02)                     0.00
                                                                  ---------------------     ---------------------

     Net income per share - available to common stockholders                     $0.53                     $0.49
                                                                  =====================     =====================

Weighted average number of common shares
     outstanding - diluted for EPS                                          46,721,000                41,682,000
                                                                  =====================     =====================

The accompanying notes are an integral part of these financial statements.


                       THE MACERICH COMPANY (The Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                          Three Months Ended June 30,
                                                                  ---------------------------------------------
                                                                         1999                     1998
                                                                  --------------------     --------------------

REVENUES:
     Minimum rents                                                            $51,313                  $40,213
     Percentage rents                                                           3,206                    1,080
     Tenant recoveries                                                         24,178                   19,181
     Other                                                                      1,978                      933
                                                                  --------------------     --------------------
         Total revenues                                                        80,675                   61,407
                                                                  --------------------     --------------------

EXPENSES:
     Shopping center expenses                                                  23,955                   19,279
     General and administrative expense                                         1,439                    1,153
     Interest expense:
         Related parties                                                        2,540                    2,556
         Others                                                                26,062                   18,080
     Depreciation and amortization                                             15,285                   11,894
                                                                  --------------------     --------------------
          Total expenses                                                       69,281                   52,962
                                                                  --------------------     --------------------

Equity in income of unconsolidated
     joint ventures and the Management Companies                                5,286                    4,152
Gain on sale of assets                                                              -                        9

                                                                  --------------------     --------------------

Income before extraordinary item and minority interest                         16,680                   12,606
Extraordinary loss on early extinguishment of debt                                (15)                       -
                                                                  --------------------     --------------------

Income of the Operating Partnership                                            16,665                   12,606
Less minority interest in net income
     of the Operating Partnership                                               3,258                    3,182
                                                                  --------------------     --------------------

Net income                                                                     13,407                    9,424
Less preferred dividends                                                        4,421                    2,057
                                                                  --------------------     --------------------

Net income - available to common stockholders                                  $8,986                   $7,367
                                                                  ====================     ====================

Earnings per common share - basic:

     Income before extraordinary item                                           $0.26                    $0.24
     Extraordinary item                                                          0.00                     0.00
                                                                  --------------------     --------------------

Net income per share - available to common stockholders                         $0.26                    $0.24
                                                                  ====================     ====================

Weighted average number of common shares
     outstanding - basic                                                   33,980,000               30,765,000
                                                                  ====================     ====================

Weighted average number of common shares
     outstanding - basic, assuming full conversion of
     Operating Partnership units outstanding                               46,291,000               42,853,000
                                                                  ====================     ====================

Earnings per common share - diluted:

     Income before extraordinary item                                           $0.26                    $0.24
     Extraordinary item                                                          0.00                     0.00
                                                                  --------------------     --------------------

     Net income per share - available to common stockholders                    $0.26                    $0.24
                                                                  ====================     ====================

Weighted average number of common shares
     outstanding - diluted for EPS                                         46,842,000               43,425,000
                                                                  ====================     ====================

   The accompanying notes are an integral part of these financial statements.

                       THE MACERICH COMPANY (The Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                          January 1 to June 30,
                                                                              ----------------------------------------------
                                                                                      1999                     1998
                                                                              ----------------------   ---------------------

Cash flows from operating activities:
     Net income - available to common stockholders                                          $17,883                 $14,190
     Preferred dividends                                                                      8,841                   2,706
                                                                              ----------------------   ---------------------
                                                                              ----------------------   ---------------------
     Net income                                                                              26,724                  16,896
                                                                              ----------------------   ---------------------

     Adjustments  to  reconcile  net income to net cash  provided  by  operating activities:
     Extraordinary loss on early extinguishment of debt                                         988                      90
     Gain on sale of assets                                                                       -                      (9)
     Depreciation and amortization                                                           30,539                  23,607
     Amortization of net discount (premium) on trust deed note payable                          174                     (34)
     Minority interest in net income of the Operating Partnership                             6,488                   6,190
     Changes in assets and liabilities:
          Tenant receivables, net                                                             4,038                    (271)
          Other assets                                                                        8,976                   5,611
          Accounts payable and accrued expenses                                             (10,222)                 (3,307)
          Preferred stock dividend payable                                                        -                   2,057
          Other liabilities                                                                  (8,804)                    397
                                                                              ----------------------   ---------------------
                   Total adjustments                                                         32,177                  34,331
                                                                              ----------------------   ---------------------

     Net cash provided by operating activities                                               58,901                  51,227
                                                                              ----------------------   ---------------------

Cash flows from investing activities:
     Acquisitions of property and improvements                                               (4,226)                (88,840)
     Renovations and expansions of centers                                                  (26,078)                (14,103)
     Additions to tenant improvements                                                        (2,762)                 (1,947)
     Deferred charges                                                                        (7,932)                 (6,359)
     Equity in income of unconsolidated joint ventures
          and the Management Companies                                                      (10,634)                 (5,582)
     Distributions from joint ventures                                                       10,390                   2,586
     Contributions to joint ventures                                                        (70,124)               (268,938)
     Loans to affiliates, net                                                               (81,275)                (10,675)
                                                                              ----------------------   ---------------------

     Net cash used in investing activities                                                 (192,641)               (393,858)
                                                                              ----------------------   ---------------------

Cash flows from financing activities:
     Proceeds from mortgages and notes payable                                              324,888                 249,000
     Payments on mortgages and notes payable                                               (138,934)               (213,251)
     Net proceeds from equity offerings                                                           -                 417,022
     Dividends and distributions to partners                                                (43,906)                (36,222)
     Dividends to preferred stockholders                                                     (8,841)                 (2,706)
                                                                              ----------------------   ---------------------

     Net cash provided by financing activities                                              133,207                 413,843
                                                                              ----------------------   ---------------------

     Net (decrease) increase in cash                                                           (533)                 71,212

Cash and cash equivalents, beginning of period                                               25,143                  25,154
                                                                              ----------------------   ---------------------

Cash and cash equivalents, end of period                                                    $24,610                 $96,366
                                                                              ======================   =====================

Supplemental cash flow information:
     Cash payment for interest, net of amounts capitalized                                  $54,380                 $40,969
                                                                              ======================   =====================

Non-cash transactions:
     Acquisition of property by assumption of debt                                                -                 $30,116
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

          In March 1998, the Financial Accounting Standards Board ("FASB"), through its Emerging Issues Task Force ("EITF"), concluded based on EITF 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions," that all internal costs to source, analyze and close acquisitions should be expensed as incurred. The Company had historically capitalized these costs in accordance with GAAP. The Company adopted the FASB's interpretation effective March 19, 1998.

          In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for the Company's consolidated financial statements for periods beginning January 1, 2000. The new standard requires companies to record derivatives on the balance sheet, measured at fair value. Changes in the fair value of those derivatives will be accounted for based on the use of the derivative and whether it qualifies for hedge accounting. The key criteria for use of hedge accounting is whether the hedging relationship is highly effective in achieving offsetting changes in fair value or cash flows. The Company has not yet determined when it will implement SFAS 133 nor has it completed the complex analysis required to determine the impact of SFAS 133 on its consolidated financial statements.

          In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - - Deferral of the Effective Date of FASB Statement No. 133," which delays the implementation of SFAS 133 for the Company's consolidated financial statements to January 1, 2001.

                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)




         Earnings Per Share ("EPS")

          During 1998, the Company implemented SFAS No. 128, "Earnings per Share." The computation of basic earnings per share is based on net income and the weighted average number of common shares outstanding for the six and three months ending June 30, 1999 and 1998. The computation of diluted earnings per share includes the effect of outstanding restricted stock and common stock options calculated using the treasury stock method. The convertible debentures and convertible preferred stock were not included in the calculation since the effect of their inclusion would be anti-dilutive. The Operating Partnership units ("OP units") not held by the Company have been included in the diluted EPS calculation since they are redeemable on a one-for-one basis for common stock. The following table reconciles the basic and diluted earnings per share calculation:


                                                                          For the Six Months Ended June 30,
                                                       ---------------------------------------------------------------------------
                                                       ----------------------------------  ---------------------------------------
                                                                    1999                                   1998
                                                       ----------------------------------  ---------------------------------------
                                                            Net                                    Net
                                                           Income      Shares     Per Share       Income      Shares      Per Share
                                                        -----------------------------------  ---------------------------------------

                                                                            (In thousands, except per share data)
Net income                                                $26,724                                $16,896
Less:  Preferred stock dividends                            8,841                                  2,706
                                                       -------------                          -------------

Basic EPS:
Net income - available to common stockholders              17,883      33,971       $0.53         14,190      28,975          $0.49

Diluted EPS:
Effect of dilutive securities:
     Conversion of OP units                                 6,488      12,315                      6,190      12,088
     Employee stock options and restricted stock              611         435                        256         619
     Convertible preferred stock                                  n/a - antidilutive for EPS             n/a - antidilutive for EPS
     Convertible debentures                                       n/a - antidilutive for EPS             n/a - antidilutive for EPS
                                                      -------------------------------------  ---------------------------------------

Net income - available to common stockholders             $24,982      46,721       $0.53         $20,636      41,682         $0.49
                                                      =====================================  =======================================


                                                                         For the Three Months Ended June 30,
                                                     -----------------------------------------------------------------------------
                                                     -------------------------------------  --------------------------------------
                                                                    1999                                   1998
                                                     -------------------------------------  --------------------------------------
                                                           Net                                    Net
                                                          Income      Shares     Per Share       Income     Shares     Per Share
                                                       -------------------------------------  --------------------------------------
                                                                          (In thousands, except per share data)
Net income                                               $13,407                                 $9,424
Less:  Preferred stock dividends                           4,421                                  2,057
                                                      -------------                          -------------

Basic EPS:
Net income - available to common stockholders              8,986      33,980          $0.26       7,367    30,765             $0.24

Diluted EPS:
Effect of dilutive securities:
     Conversion of OP units                                3,258      12,311                      3,182    12,088
     Employee stock options and restricted stock             368         551                          -       572
     Convertible preferred stock                                 n/a - antidilutive for EPS             n/a - antidilutive for EPS
     Convertible debentures                                      n/a - antidilutive for EPS             n/a - antidilutive for EPS
                                                       -------------------------------------  --------------------------------------

Net income - available to common stockholders             $12,612      46,842         $0.26      $10,549   43,425             $0.24
                                                       =====================================  ======================================


                       THE MACERICH COMPANY (The Company)

          NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                           (Dollars in thousands)
                                 (Unaudited)

2.       Organization:

          The Macerich Company (the "Company") is involved in the acquisition, ownership, redevelopment, management and leasing of regional and community shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"). The Operating Partnership owns or has an ownership interest in 47 regional shopping centers and seven community shopping centers aggregating approximately 41 million square feet of gross leasable area. These 54 regional and community shopping centers are referred to hereinafter as the "Centers", unless the context otherwise requires. The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Company's three management companies, Macerich Property Management Company, a California corporation, Macerich Manhattan Management Company, a California corporation, and Macerich Management Company, a California corporation (collectively, the "Management Companies").

          The Company was organized to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The 22% limited partnership interest of the Operating Partnership not owned by the Company is reflected in these financial statements as minority interest.

          3.  Investments  in  Unconsolidated  Joint Ventures and the Management
          Companies:

          The following are the Company's investments in various real estate joint ventures which own regional retail and community shopping centers. The Operating Partnership's interest in each joint venture as of June 30, 1999 is as follows:


                                                  The Operating Partnership's
         Joint Venture                                      Ownership %
       -----------------                        -------------------------------

         Macerich Northwestern Associates                      50%
         Manhattan Village, LLC                                10%
         Pacific Premier Retail Trust                          51%
         Panorama City Associates                              50%
         SDG Macerich Properties, L.P.                         50%
         West Acres Development                                19%

          The Operating Partnership also owns the non-voting preferred stock of Macerich Management Company and Macerich Property Management Company and is entitled to receive 95% of the distributable cash flow of these two entities. Macerich Manhattan Management Company is a 100% subsidiary of Macerich Management Company.

          The following are the Management Companies' ownership interests in entities which own regional retail and community shopping centers as of June 30, 1999:

                                                       Management Companies'
          Entity                                            Ownership %
         ---------                                   -------------------------

          Macerich Cerritos, LLC                               100%
          PPR Albany Plaza, LLC                                 51%
          PPR Eastland Plaza, LLC                               51%

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

          On February 27, 1998, the Company, through SDG Macerich Properties, L.P., a 50/50 joint venture with an affiliate of Simon Property Group, Inc., acquired a portfolio of twelve regional malls. The properties in the portfolio comprise 10.7 million square feet and are located in eight states. The total purchase price was $974,500, which included $485,000 of assumed debt, at market value. The Company's share of the cash component of the purchase price was funded by issuing $100,000 of Series A cumulative convertible preferred stock ("Series A Preferred Stock"), $80,000 of common stock and borrowing the balance from the Company's line of credit. Each of the joint venture partners have assumed leasing and management responsibilities for six of the regional malls.

          On February 18, 1999, the Company, through a 51/49 joint venture with Ontario Teachers' Pension Plan Board closed on the first phase of a two phase acquisition of a portfolio of properties. The phase one closing included the acquisition of three regional malls, the retail component of a mixed-use development, five contiguous properties and two non-contiguous community shopping centers comprising approximately
          3.6 million square feet for a total purchase price of approximately $427,000. The purchase price was funded with a $120,000 loan placed concurrently with the closing, $140,400 of debt from an affiliate of the seller, and $39,400 of assumed debt. The balance of the purchase price was paid in cash. The Company's share of the cash component was funded with the proceeds from two refinancings of Centers and borrowings under the Company's line of credit. On July 12, 1999, the Company closed on the second phase of the acquisition. The second phase consisted of the acquisition of the office component of the mixed-use development for a purchase price of approximately $111,000. The purchase price was funded with a $76,700 loan placed concurrently with the closing and the balance was paid in cash. The Company's share of the cash component was funded from borrowings under the Company's line of credit.

          On June 2, 1999, Macerich Cerritos, LLC, a wholly-owned subsidiary of Macerich Management Company, acquired Los Cerritos Center in Cerritos, California. The total purchase price was $188,000, which was funded with $120,000 of debt placed concurrently with the closing and a $70,800 loan from the Company. The Company funded this loan from borrowings under a $60,000 bank loan agreement and the balance from the Company's line of credit.

          The results of these joint ventures and the Management Companies are included for the period subsequent to their respective dates of acquisition.

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

                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)


          3. Investments in Unconsolidated Joint Ventures and the Management Companies, Continued:

             COMBINED AND CONDENSED BALANCE SHEETS OF JOINT VENTURES
                          AND THE MANAGEMENT COMPANIES


                                                                            June 30,            December 31,
                                                                              1999                  1998
                                                                         ----------------     ------------------


             Assets:
                 Properties, net                                              $1,741,131             $1,141,984
                 Other assets                                                     51,056                 38,103
                                                                         ----------------     ------------------
                 Total assets                                                 $1,792,187             $1,180,087
                                                                         ----------------     ------------------
                                                                         ----------------     ------------------

             Liabilities and partners' capital:
                 Mortgage notes payable                                       $1,008,315               $618,384
                 Notes to affiliates                                              76,937                      -
                 Other liabilities                                                46,931                 42,048
                 The Company's capital                                           300,390                230,022
                 Outside partners' capital                                       359,614                289,633
                                                                         ----------------     ------------------
                 Total liabilities and partners' capital                      $1,792,187             $1,180,087
                                                                         ----------------     ------------------
                                                                         ----------------     ------------------

                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

          3. Investments in Unconsolidated Joint Ventures and the Management Companies - Continued:

               COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES
                          AND THE MANAGEMENT COMPANIES

                                                                       Six Months Ended June 30, 1999
                                            --------------------------------------------------------------------------------------
                                                  SDG              Pacific
                                                Macerich           Premier            Other             Mgmt
                                            Properties, L.P.     Retail Trust    Joint Ventures      Companies          Total
                                            -----------------  ----------------- ----------------  ---------------  --------------

Revenues:
    Minimum rents                                 $42,548            $13,581          $12,563           $1,399         $70,091
    Percentage rents                                3,554                931              951               12           5,448
    Tenant recoveries                              19,612              4,279            5,665              341          29,897
    Management fee                                      -                  -                -            4,098           4,098
    Other                                             931                167              576              215           1,889
                                            -----------------  ----------------- ----------------  ---------------  --------------

Total revenues                                     66,645             18,958           19,755            6,065         111,423

Expenses:
     Shopping center expenses                      24,288              5,507            6,390              373          36,558
     Interest expense                              15,189              6,399            3,794            1,019          26,401
     Management company expense                         -                  -                -            5,718           5,718
     Depreciation and amortization                 10,566              3,525            2,141              698          16,930
                                            -----------------  ----------------- ----------------  ---------------  --------------
     Total operating expenses                      50,043             15,431           12,325            7,808          85,607
                                            -----------------  ----------------- ----------------  ---------------  --------------

Gain on sale of assets                                  5                  -              983              300           1,288
                                            -----------------  ----------------- ----------------  ---------------  --------------

     Net income (loss)                            $16,607             $3,527           $8,413          ($1,443)        $27,104
                                            =================  ================= ================  ===============  ==============



               COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES
                          AND THE MANAGEMENT COMPANIES

                                                                         Six Months Ended June 30, 1998
                                           ---------------------------------------------------------------------------------------
                                               SDG               Pacific
                                            Macerich             Premier               Other             Mgmt
                                        Properties, L.P.       Retail Trust        Joint Ventures     Companies          Total
                                       ------------------  -------------------   -----------------  -------------   ---------------

Revenues:
    Minimum rents                              $27,887                    -             $12,471              -           $40,358
    Percentage rent                              1,507                    -                 559              -             2,066
    Tenant recoveries                           11,538                    -               5,439              -            16,977
    Management fee                                   -                    -                   -         $2,944             2,944
    Other                                          821                    -                 436            174             1,431
                                       ------------------  -------------------   -----------------  -------------   ---------------

Total revenues                                  41,753                    -              18,905          3,118            63,776

Expenses:
     Shopping center expenses                   14,563                    -               6,426              -            20,989
     Interest expense                           10,323                    -               3,163           (191)           13,295
     Management company expense                      -                    -                   -          4,114             4,114
     Depreciation and amortization               6,866                    -               2,057            312             9,235
                                       ------------------  -------------------   -----------------  -------------   ---------------
     Total operating expenses                   31,752                    -              11,646          4,235            47,633
                                       ------------------  -------------------   -----------------  -------------   ---------------


Gain (loss) on sale of assets                        -                    -                 126           (197)              (71)
                                       ------------------  -------------------   -----------------  -------------   ---------------

     Net income (loss)                         $10,001                    -              $7,385        ($1,314)          $16,072
                                       ==================  ===================   =================  =============   ===============


                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

          3. Investments in Unconsolidated Joint Ventures and the Management Companies - Continued:

               COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES
                          AND THE MANAGEMENT COMPANIES

                                                                       Three Months Ended June 30, 1999
                                         --------------------------------------------------------------------------------------
                                               SDG              Pacific
                                             Macerich           Premier            Other             Mgmt
                                         Properties, L.P.     Retail Trust    Joint Ventures      Companies          Total
                                        -----------------  ----------------- ----------------  ---------------  --------------

Revenues:
    Minimum rents                             $21,422             $9,317           $6,274           $1,399         $38,412
    Percentage rents                            1,684                616              391               12           2,703
    Tenant recoveries                           9,586              3,068            2,899              341          15,894
    Management fee                                  -                  -                -            2,089           2,089
    Other                                         362                 91              282               61             796
                                        -----------------  ----------------- ----------------  ---------------  --------------

Total revenues                                 33,054             13,092            9,846            3,902          59,894

Expenses:
     Shopping center expenses                  12,155              3,963            3,269              373          19,760
     Interest expense                           7,562              4,324            1,888            1,124          14,898
     Management company expense                     -                  -                -            2,974           2,974
     Depreciation and amortization              5,388              2,533            1,075              614           9,610
                                        -----------------  ----------------- ----------------  ---------------  --------------
     Total operating expenses                  25,105             10,820            6,232            5,085          47,242
                                        -----------------  ----------------- ----------------  ---------------  --------------

Gain on sale of assets                              2                  -              983              288           1,273
                                        -----------------  ----------------- ----------------  ---------------  --------------

     Net income (loss)                         $7,951             $2,272           $4,597            ($895)        $13,925
                                        =================  ================= ================  ===============  ==============

                                     - 11-

                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

          3. Investments in Unconsolidated Joint Ventures and the Management Companies - Continued:

               COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES
                          AND THE MANAGEMENT COMPANIES

                                                                       Three Months Ended June 30, 1998
                                         --------------------------------------------------------------------------------------
                                                SDG              Pacific
                                              Macerich           Premier            Other             Mgmt
                                          Properties, L.P.     Retail Trust    Joint Ventures      Companies          Total
                                         -----------------  ----------------- ----------------  ---------------  --------------

Revenues:
    Minimum rents                               $20,987                  -           $6,222                -         $27,209
    Percentage rents                                954                  -              364                -           1,318
    Tenant recoveries                             9,357                  -            2,596                -          11,953
    Management fee                                    -                  -                -           $1,661           1,661
    Other                                           512                  -              229              134             875
                                          -----------------  ----------------- ----------------  ---------------  --------------

Total revenues                                   31,810                  -            9,411            1,795          43,016

Expenses:
     Shopping center expenses                    11,706                  -            3,142                -          14,848
     Interest expense                             7,576                  -            1,597             (112)          9,061
     Management company expense                       -                  -                -            2,446           2,446
     Depreciation and amortization                5,109                  -            1,009              164           6,282
                                          -----------------  ----------------- ----------------  ---------------  --------------
     Total operating expenses                    24,391                  -            5,748            2,498          32,637
                                          -----------------  ----------------- ----------------  ---------------  --------------

Gain on sale of assets                                -                  -              127              191             318
                                          -----------------  ----------------- ----------------  ---------------  --------------

     Net income (loss)                           $7,419                  -           $3,790            ($512)        $10,697
                                          =================  ================= ================  ===============  ==============

          Significant accounting policies used by the unconsolidated joint ventures and the Management Companies are similar to those used by the Company.

          Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life ("NML") of $73,999 and $74,612 for the periods ended June 30, 1999 and December 31, 1998, respectively. NML is considered a related party because it is a joint venture partner with the Company in Macerich Northwestern Associates. Interest expense incurred on these borrowings amounted to $2,465 and $1,483 for the six months ended June 30, 1999 and 1998, respectively; and $1,234 and $749 for the three months ended June 30, 1999 and 1998, respectively.

                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)


          3. Investments in Unconsolidated Joint Ventures and the Management Companies - Continued:


             PRO RATA SHARE OF COMBINED AND CONDENSED STATEMENTS OF
            OPERATIONS OF JOINT VENTURES AND THE MANAGEMENT COMPANIES

          The following tables set forth the Operating Partnership's beneficial interest in the joint ventures and the Management Companies:

                                                                         Six Months Ended June 30, 1999
                                        ------------------------------------------------------------------------------------------
                                               SDG                 Pacific
                                             Macerich              Premier               Other             Mgmt
                                         Properties, L.P.       Retail Trust         Joint Ventures      Companies       Total
                                        -------------------  --------------------   -----------------   ------------  ------------
Revenues:
    Minimun rents                               $21,274                $6,926              $3,860         $1,329       $33,389
    Percentage rents                              1,777                   475                 300             11         2,563
    Tenant recoveries                             9,806                 2,182               1,591            324        13,903
    Management fee                                    -                     -                   -          3,893         3,893
    Other                                           466                    85                 117            204           872
                                        -------------------  --------------------   -----------------   ------------  ------------
    Total revenues                               33,323                 9,668               5,868          5,761        54,620
                                        -------------------  --------------------   -----------------   ------------  ------------

Expenses:
     Shopping center expenses                    12,144                 2,808               1,948            354        17,254
     Interest expense                             7,594                 3,263               1,485            968        13,310
     Management company expense                       -                     -                   -          5,431         5,431
     Depreciation and amortization                5,283                 1,798                 722            662         8,465
                                        -------------------  --------------------   -----------------   ------------  ------------
     Total operating expenses                    25,021                 7,869               4,155          7,415        44,460
                                        -------------------  --------------------   -----------------   ------------  ------------

Gain on sale of assets                              2                     -                 188            284           474
                                        -------------------  --------------------   -----------------   ------------  ------------

     Net income (loss)                          $8,304                $1,799              $1,901        ($1,370)      $10,634
                                        ===================  ====================   =================   ============  ============


                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

          3. Investments in Unconsolidated Joint Ventures and the Management Companies - Continued:


             PRO RATA SHARE OF COMBINED AND CONDENSED STATEMENTS OF OPERATIONS OF JOINT VENTURES AND THE MANAGEMENT COMPANIES CONTINUED:

          The following tables set forth the Operating Partnership's beneficial interest in the joint ventures and the Management Companies:

                                                                         Six Months Ended June 30, 1998
                                      ------------------------------------------------------------------------------------------
                                               SDG                 Pacific
                                             Macerich              Premier               Other             Mgmt
                                         Properties, L.P.       Retail Trust         Joint Ventures      Companies       Total
                                       -------------------  --------------------   -----------------   ------------  ------------

Revenues:
    Minimun rents                               $13,943                     -              $3,806              -       $17,749
    Percentage rents                                753                     -                 178              -           931
    Tenant recoveries                             5,769                     -               1,463              -         7,232
    Management fee                                    -                     -                   -         $2,796         2,796
    Other                                           411                     -                  97            166           674
                                       -------------------  --------------------   -----------------   ------------  ------------
    Total revenues                               20,876                     -               5,544          2,962        29,382
                                       -------------------  --------------------   -----------------   ------------  ------------

Expenses:
     Shopping center expenses                     7,281                     -               1,977              -         9,258
     Interest expense                             5,162                     -               1,060           (181)        6,041
     Management company expense                       -                     -                   -          3,910         3,910
     Depreciation and amortization                3,433                     -                 699            295         4,427
                                       -------------------  --------------------   -----------------   ------------  ------------
     Total operating expenses                    15,876                     -               3,736          4,024        23,636
                                       -------------------  --------------------   -----------------   ------------  ------------

Gain (loss) on sale of assets                         -                     -                  24           (188)         (164)
                                       -------------------  --------------------   -----------------   ------------  ------------

     Net income (loss)                           $5,000                     -              $1,832        ($1,250)       $5,582
                                       ===================  ====================   =================   ============  ============

                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

          3. Investments in Unconsolidated Joint Ventures and the Management Companies - Continued:

             PRO RATA SHARE OF COMBINED AND CONDENSED STATEMENTS OF OPERATIONS OF JOINT VENTURES AND THE MANAGEMENT COMPANIES CONTINUED:

          The following tables set forth the Operating Partnership's beneficial interest in the joint ventures and the Management Companies:


                                                                       Three Months Ended June 30, 1999
                                       ------------------------------------------------------------------------------------------
                                                SDG                Pacific
                                              Macerich             Premier               Other             Mgmt
                                         Properties, L.P.       Retail Trust       Joint Ventures       Companies        Total
                                        -----------------   -------------------  ------------------   ------------   -------------

Revenues:
    Minimum rents                               $10,712                $4,751              $1,915         $1,329         $18,707
    Percentage rents                                842                   314                 102             11           1,269
    Tenant recoveries                             4,793                 1,564                 829            324           7,510
    Management fee                                    -                     -                   -          1,985           1,985
    Other                                           180                    47                  57             57             341
                                        -----------------   -------------------  ------------------   ------------   -------------
    Total revenues                               16,527                 6,676               2,903          3,706          29,812
                                        -----------------   -------------------  ------------------   ------------   -------------

Expenses:
     Shopping center expenses                     6,077                 2,021                 984            354           9,436
     Interest expense                             3,780                 2,205                 742          1,068           7,795
     Management company expense                       -                     -                   -          2,825           2,825
     Depreciation and amortization                2,694                 1,292                 364            583           4,933
                                        -----------------   -------------------  ------------------   ------------   -------------
     Total operating expenses                    12,551                 5,518               2,090          4,830          24,989
                                        -----------------   -------------------  ------------------   ------------   -------------

Gain on sale of assets                                1                     -                 188            274             463
                                        -----------------   -------------------  ------------------   ------------   -------------

     Net income (loss)                           $3,977                $1,158              $1,001          ($850)         $5,286
                                        =================   ===================  ==================   ============   =============


                                                                       Three Months Ended June 30, 1998
                                       ------------------------------------------------------------------------------------------
                                              SDG                 Pacific
                                            Macerich              Premier               Other             Mgmt
                                         Properties, L.P.       Retail Trust         Joint Ventures      Companies       Total
                                       -------------------  --------------------   -----------------   ------------  ------------

Revenues:
    Minimun rents                               $10,493                     -              $1,896              -       $12,389
    Percentage rents                                477                     -                  97              -           574
    Tenant recoveries                             4,678                     -                 711              -         5,389
    Management fee                                    -                     -                   -         $1,578         1,578
    Other                                           256                     -                  48            127           431
                                       -------------------  --------------------   -----------------   ------------  ------------
    Total revenues                               15,904                     -               2,752          1,705        20,361
                                       -------------------  --------------------   -----------------   ------------  ------------

Expenses:
     Shopping center expenses                     5,853                     -                 959              -         6,812
     Interest expense                             3,788                     -                 535           (103)        4,220
     Management company expense                       -                     -                   -          2,325         2,325
     Depreciation and amortization                2,555                     -                 347            155         3,057
                                       -------------------  --------------------   -----------------   ------------  ------------
     Total operating expenses                    12,196                     -               1,841          2,377        16,414
                                       -------------------  --------------------   -----------------   ------------  ------------
Gain on sale of assets                                -                     -                  24            181           205
                                       -------------------  --------------------   -----------------   ------------  ------------

     Net income (loss)                           $3,708                     -                $935          ($491)       $4,152
                                       ===================  ====================   =================   ============  ============

                       THE MACERICH COMPANY (The Company)

           NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

4.       Property:

         Property is comprised of the following at:

                                                                          June 30,               December 31,
                                                                            1999                     1998
                                                                     --------------------     --------------------

             Land                                                               $428,099                 $422,592
             Building improvements                                             1,687,217                1,684,188
             Tenant improvements                                                  50,843                   47,808
             Equipment & furnishings                                               9,645                    9,097
             Construction in progress                                             70,388                   49,440
                                                                     --------------------     --------------------
                                                                               2,246,192                2,213,125

             Less, accumulated depreciation                                     (272,649)                (246,280)
                                                                     --------------------     --------------------

                                                                              $1,973,543               $1,966,845
                                                                     --------------------     --------------------
                                                                     --------------------     --------------------

                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

5.       Mortgage Notes Payable:

          Mortgage notes payable at June 30, 1999 and December 31, 1998 consist of the following:

                                            Carrying Amount of Notes
                           ------------------------------------------------------------
                           ----------------------------- ------------------------------
                                     1999                          1998
                           ----------------------------- ------------------------------

Property Pledged                           Related                        Related      Interest          Payment          Maturity
As Collateral                Other          Party          Other           Party         Rate             Terms             Date
----------------          ------------- ------------- ---------------  ------------- ------------    ---------------  -------------

Wholly Owned Centers:

Capitola Mall                   ----       $37,163            ----        $37,345            9.25%            316(d)           2001
Carmel Plaza (i)             $28,984          ----         $25,000           ----            8.18%            202(d)           2009
Chesterfield Towne Center     64,719          ----          65,064           ----            9.07%            548(e)           2024
Chesterfield Towne Center      3,217          ----           3,266           ----            8.54%             31(d)           1999
Citadel                       73,987          ----          74,575           ----            7.20%            554(d)           2008
Corte Madera, Village at (j)  60,000          ----          60,000           ----            7.28%    interest only            1999
Crossroads Mall-Boulder (a)     ----        35,087            ----         35,280            7.08%            244(d)           2010
Fresno Fashion Fair           69,000          ----          69,000           ----            6.52%    interest only            2008
Greeley Mall                  16,650          ----          17,055           ----            8.50%            187(d)           2003
Green Tree Mall/Crossroads - OK/
     Salisbury (b)           117,714          ----         117,714           ----            7.23%    interest only            2004
Holiday Village                 ----        17,000            ----         17,000            6.75%    interest only            2001
Lakewood Mall (c)            127,000          ----         127,000           ----            7.20%    interest only            2005
Northgate Mall                  ----        25,000            ----         25,000            6.75%    interest only            2001
Northwest Arkansas Mall       62,589          ----          63,000           ----            7.33%            434(d)           2009
Parklane Mall                   ----        20,000            ----         20,000            6.75%    interest only            2001
Queens Center (f)            100,000          ----          65,100           ----            6.88%            633(d)           2009
Rimrock Mall                  30,729          ----          31,002           ----            7.70%            244(d)           2003
South Plains Mall (h)         64,881          ----          28,795           ----            8.22%            454(d)           2009
South Towne Center            64,000          ----          64,000           ----            6.61%    interest only            2008
Valley View Center            51,000          ----          51,000           ----            7.89%    interest only            2006
Villa Marina Marketplace      58,000          ----          58,000           ----            7.23%    interest only            2006
Vintage Faire Mall (g)        54,039          ----          54,522           ----            7.65%            427(d)           2003
Westside Pavilion            100,000          ----         100,000           ----            6.67%    interest only            2008
                         --------------- ------------- ---------------  -------------
                         --------------- ------------- ---------------  -------------
Total - Wholly Owned
Centers                   $1,146,509      $134,250      $1,074,093       $134,625
                         --------------- ------------- ---------------  -------------

                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

5.       Mortgage Notes Payable, Continued:

         Mortgage notes payable at June 30, 1999 and December 31, 1998 consist of the following:

                               Carrying Amount of Notes
                  -------------------------------------------------------------
                  ----------------------------- ------------------------------
                                1999                          1998
                  ----------------------------- ------------------------------

Property Pledged                              Related                        Related      Interest          Payment        Maturity
As Collateral                   Other          Party          Other           Party         Rate             Terms           Date
----------------------     --------------- ------------- ---------------  ------------- ------------    ---------------  -----------

Joint Venture/Management Companies (at pro rata share):

Broadway Plaza (50%)(k)                 -       $37,000               -        $37,306            6.68%            257 (d)   2008
Macerich Cerritos LLC (95%) (k)  $114,000             -               -              -            7.13%            785 (d)   2006
Pacific Premier Retail Trust
(51%) (k):
    Cascade Mall                   14,111             -               -              -            6.50%            122 (d)   2014
    Kitsap Mall                    20,840             -               -              -            6.50% (l)        178 (d)   2000
    North Point                     1,922             -               -              -            6.50%             16 (d)   2015
    Redmond Town Center            33,016             -               -              -            6.50%            224 (d)   2011
    Washington Square              60,961             -               -              -            6.70%            421 (d)   2009
    Washington Square Too           6,635             -               -              -            6.50%             53 (d)   2016
SDG Macerich Properties
L.P. (50%) (k)                    159,867             -        $160,434              -            6.23(m)          926 (d)   2006
SDG Macerich Properties
L.P. (50%) (k)                     92,500             -          92,500              -            6.15(m)    interest only   2003
West Acres Center (19%)(k)(n)       7,600             -           7,202              -            6.52%      interest only   2019
                            --------------- ------------- ---------------  -------------
Total - Joint Venture/
Management Companies              511,452        37,000         260,136         37,306
                            --------------- ------------- ---------------  -------------
                            =============== ============= ===============  =============
Total - All Centers            $1,657,961      $171,250      $1,334,229       $171,931
                            =============== ============= ===============  =============

Weighted average interest rate at June 30, 1999 - Wholly Owned Centers                                                7.36%
                                                                                                                   ============

Weighted average interest rate at December 31, 1998 - Wholly Owned Centers                                            7.24%
                                                                                                                   ============

          (a) This note was issued at a discount. The discount is being amortized over the life of the loan using the effective interest method. At June 30, 1999 and December 31, 1998 the unamortized discount was $380 and $397, respectively.

          (b) This loan is cross collateralized by Green Tree Mall, Crossroads Mall-Oklahoma and the Centre at Salisbury.

          (c) On August 15, 1995, the Company issued $127,000 of collateralized floating rate notes (the "Notes"). The Notes bear interest at an average fixed rate of 7.20% and mature in July 2005. The Notes require the Company to deposit all cash flow from the property operations with a trustee to meet its obligations under the Notes. Cash in excess of the required amount, as defined, is released. Included in cash and cash equivalents is $750 of restricted cash deposited with the trustee at June 30, 1999 and at December 31, 1998.

                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)


5.       Mortgage Notes Payable, Continued:

         (d) This represents the monthly payment of principal and interest.

          (e) This amount represents the monthly payment of principal and interest. In addition, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property's gross receipts (as defined in the loan agreement) exceeds a base amount specified therein. Contingent interest expense recognized by the Company was $139 and $26 for the six and three months ended June 30, 1999, respectively; and $0 for the six and three months ended June 30, 1998.

          (f) At December 31, 1998, a $65,100 loan was outstanding which bore interest at LIBOR plus 0.45%. There was an interest rate protection agreement in place on the first $10,200 of this debt with a LIBOR ceiling of 5.88% through maturity with the remaining principal having an interest rate cap with a LIBOR ceiling of 7.07% through 1997 and 7.7% thereafter. The $65,100 loan was paid in full on February 4, 1999 and refinanced with a new loan of $100,000, with interest at 6.88%, maturing in 2009. The Company incurred a loss on early extinguishment of the old debt in 1999 of $163.

          (g) Included in cash and cash equivalents is $3,048 at June 30, 1999 and December 31, 1998, of cash restricted under the terms of this loan agreement.

          (h) The old note of $28,795 was assumed at acquisition. At the time of acquisition in June 1998, this debt was recorded at fair market value and the premium was being amortized as interest expense over the life of the loan using the effective interest method. The monthly debt service payment was $348 per month and was calculated based on a 12.5% interest rate. At December 31, 1998, the unamortized premium was $6,165. On February 17, 1999, the loan was paid in full and was refinanced with a new loan of $65,000, with interest at 8.22%, maturing in 2009. The Company incurred a loss on early extinguishment of the old debt in 1999 of $810.

          (i) On April 30, 1999, the old loan of $25,000 was paid in full and was refinanced with a new loan of $29,000, with a fixed interest rate of 8.18%, maturing May 1, 2009.

         (j) The loan bears interest at LIBOR plus 2.0%.

         (k) Reflects the Company's pro rata share of debt.

         (l) In connection with the acquisition of this Center, the joint venture assumed $39,425 of debt. At acquisition, this debt was recorded at fair market value of $41,475, which included an unamortized premium of $2,050. This premium is being amortized as interest expense over the life of the loan using the effective interest method. The joint venture's monthly debt service is $349 and is calculated based on an 8.60% interest rate. At June 30, 1999, the joint venture's unamortized premium was $1,706.

                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

5.       Mortgage Notes Payable, Continued:

          (m) In connection with the acquisition of these Centers, the joint venture assumed $485,000 of mortgage notes payable which are secured by the properties. At acquisition, this debt reflected a fair market value of $322,700, which included an unamortized premium of $22,700. This premium is being amortized as interest expense over the life of the loan using the effective interest method. At June 30, 1999 and December 31, 1998, the unamortized balance of the debt premium was $19,737 and $20,900, respectively. This debt is due in May 2006 and requires monthly payments of $926. $185,000 of this debt is due in May 2003 and requires monthly interest payments at a variable weighted average rate (based on LIBOR) of 5.49% and 6.03% at June 30, 1999 and December 31, 1998, respectively. This variable rate debt is covered by an interest rate cap agreement which effectively prevents the interest rate from exceeding 11.53%.

          (n) On January 4, 1999, the joint venture replaced the old debt with a new loan of $40,000. The loan is at an interest rate of 6.52% and matures February 2019. The debt is interest only until January 2001 at which time monthly payments of principal and interest will be due of $299.

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

          Total interest capitalized during the six and three months ended June 30, 1999 was $2,739 and $1,773, respectively; and total interest capitalized during the six and three months ended June 30, 1998 was $1,471 and $810, respectively.

          The  market  value of  mortgage  notes  payable  at June 30,  1999 and
          December 31, 1998 is estimated to be approximately $1,275,489 and $1,271,853, respectively, based on current interest rates for comparable loans.

6.       Bank and Other Notes Payable:

          The Company has a credit facility of $150,000 with a maturity of February 2000, which can be extended to February 2001, currently bearing interest at LIBOR plus 1.15%. The interest rate on such credit facility fluctuates between 0.95% and 1.15% over LIBOR. As of June 30, 1999 and December 31, 1998, $119,500 and $137,000 of borrowings were outstanding under this line of credit at interest rates of 6.15% and 6.79%, respectively.

                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

6.       Bank and Other Notes Payable, Continued:

          On May 28, 1999, the Company entered into an agreement with a bank for a term loan of $60,000. The interest rate on such loan is at LIBOR plus 3.0% and matures with extension on February 26, 2000. As of June 30, 1999, $60,000 was outstanding at a total interest rate of 8.0%.

          Additionally, the Company issued $776 in letters of credit guaranteeing performance by the Company of certain obligations. The Company does not believe that these letters of credit will result in a liability to the Company.

          During January 1999, the Company entered into a bank construction loan agreement to fund $89,200 of costs related to the redevelopment of Pacific View. The loan bears interest at LIBOR plus 2.25% and matures in February 2001. Principal is drawn as construction costs are incurred. As of June 30, 1999, $40,987 of principal has been drawn under the loan.

          In addition, the Company has a note payable of $30,600 due in February 2000 payable to the seller of the acquired portfolio. The note bears interest at 6.5%.

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

8.       Related-Party Transactions:

          The Company engaged the Management Companies to manage the operations of its properties and certain unconsolidated joint ventures. For the six and three months ending June 30, 1999, management fees of $1,620 and $812 respectively, and for the six and three months ended June 30, 1998, management fees of $1,250 and $622, respectively, were paid to the Management Companies by the Company.

          Certain mortgage notes are held by one of the Company's joint venture partners. Interest expense in connection with these notes was $5,053 and $4,875 for the six months ended June 30, 1999 and 1998, respectively; and $2,540 and $2,348 for the three months ending June 30, 1999 and 1998, respectively. Included in accounts payable and accrued expenses is interest payable to these partners of $486 and $512 at June 30, 1999 and December 31, 1998, respectively.

          Additionally, the Company has notes receivable due from the Management Companies of $76,937 related to acquisitions made by the Management Companies in 1999. These notes are interest only at a rate of 7.0% and mature in 2009. These notes receivable are included in due from affiliates at June 30, 1999.

                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

8.       Related-Party Transactions, Continued:

          In 1997, certain executive officers received loans from the Company totaling $5,500. These loans are full recourse to the executives. $5,000 of the loans were issued under the terms of the employee stock incentive plan, bear interest at 7%, are due in 2007 and are secured by Company common stock owned by the executives. The remaining loan is non interest bearing and is forgiven ratably over a five year term. These loans receivable are included in other assets at June 30, 1999 and December 31, 1998.

          Certain Company officers and affiliates have guaranteed mortgages of $21,750 at one of the Company's joint venture properties and $2,000 at Greeley Mall.

9.       Commitments and Contingencies:

          The Company has certain properties subject to noncancellable operating ground leases. The leases expire at various times through 2070, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined. Ground rent expenses were $456 and $644 for the six months ended June 30, 1999 and 1998, respectively; and $257 and $427 for the three months ended June 30, 1999 and 1998, respectively. There were no contingent rents in either period.

          Perchloroethylene (PCE) has been detected in soil and groundwater in the vicinity of a dry cleaning establishment at North Valley Plaza, formerly owned by a joint venture of which the Company was a 50% member. The property was sold on December 18, 1997. The California Department of Toxic Substances Control (DTSC) advised the Company in 1995 that very low levels of Dichloroethylene (1,2 DCE), a degradation byproduct of PCE, had been detected in a municipal water well located 1/4 mile west of the dry cleaners, and that the dry cleaning facility may have contributed to the introduction of 1,2 DCE into the water well. According to DTSC, the maximum contaminant level (MCL) for 1,2 DCE which is permitted in drinking water is 6 parts per billion (ppb). The 1,2 DCE was detected in the water well at a concentration of 1.2 ppb, which is below the MCL. The Company has retained an environmental consultant and has initiated extensive testing of the site. Remediation began in October 1997. The joint venture agreed (between itself and the buyer) that it would be responsible for continuing to pursue the investigation and remediation of impacted soil and groundwater resulting from releases of PCE from the former dry cleaner. $71 and $65 have already been incurred by the joint venture for remediation, and professional and legal fees for the periods ending June 30, 1999 and 1998, respectively. An additional $336 remains reserved by the joint venture as of June 30, 1999. The joint venture has been sharing costs on a 50/50 basis with a former owner of the property and intends to look to additional responsible parties for recovery.

          Low levels of toluene, a petroleum constituent, were detected in one of three groundwater dewatering system holding tanks at Queens Center. Although the Company believes that no remediation will be required, the Company established a $150 reserve in 1996 to cover professional fees and testing costs. The Company incurred costs of $0 and $1 during the six months ending June 30, 1999 and 1998, respectively. The Company intends to look to the responsible parties if remediation is required.

                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

9.    Commitments and Contingencies, Continued:

          The Company acquired Fresno Fashion Fair in December 1996. Asbestos was detected in structural fireproofing throughout much of the Center. Testing data conducted by professional environmental consulting firms indicate that the fireproofing is largely inaccessible to building occupants and is well adhered to the structural members. Additionally, airborne concentrations of asbestos are well within OSHA's permissible exposure limit (PEL) of .1 fcc. The accounting for this acquisition includes a reserve of $3,300 to cover future removal of this asbestos, as necessary. The Company incurred $82 and $134 in remediation costs for the six months ending June 30, 1999 and 1998, respectively.

10.       Pro Forma Information:

          On February 18, 1999, through a 51/49 joint venture with Ontario Teachers' Pension Plan Board, the Company closed on the first phase of a two phase acquisition of a portfolio of properties. The phase one closing included the acquisition of three regional malls, the retail component of a mixed-use development, five contiguous properties and two non-contiguous community shopping centers comprising approximately
          3.6 million square feet for a total purchase price of approximately $427,000. The purchase price was funded with a $120,000 loan placed concurrently with the closing, $140,400 of debt from an affiliate of the seller, and $39,400 of assumed debt. The balance of the purchase price was paid in cash. The Company's share of the cash component was funded with the proceeds from two refinancings of Centers and borrowings under the Company's line of credit. On July 12, 1999, the Company closed on the second phase of the acquisition. The second phase consisted of the acquisition of the office component of the mixed-use development for a purchase price of approximately $111,000. The purchase price was funded with a $76,700 loan placed concurrently with the closing and the balance was paid in cash. The Company's share of the cash component was funded from borrowings under the Company's line of credit.

          On June 2, 1999, Macerich Cerritos, LLC, a wholly-owned subsidiary of Macerich Management Company, acquired Los Cerritos Center in Cerritos, California. The total purchase price was $188,000, which was funded with $120,000 of debt placed concurrently with the closing and a $70,800 loan from the Company. The Company funded this loan from borrowings under a $60,000 bank loan agreement and the balance from the Company's line of credit.

          On a pro forma basis, reflecting these acquisitions as if they had occurred on January 1, 1999 and 1998, the Company would have reflected net income - available to common stockholders of $17,018 and $13,496 for the six months ended June 30, 1999 and 1998, respectively. Net income - available to common stockholders on a diluted per share basis would be $0.50 and $0.47 for the six months ended June 30, 1999 and 1998, respectively.

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

11.        Preferred Stock, Continued:

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

12.      Subsequent Events:

          On August 11, 1999, a dividend\distribution of $0.485 per share was declared for common stockholders and OP unit holders of record on August 19, 1999. In addition, the Company declared a dividend of $0.485 on the Company's Series A Preferred Stock and a dividend of $0.485 on the Company's Series B Preferred Stock. All dividends/distributions will be payable on September 7, 1999.

                       THE MACERICH COMPANY (The Company)

                                     Item II

     Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion is based primarily on the consolidated balance sheet of The Macerich Company as of June 30, 1999, and also compares the activities for the six and three months ended June 30, 1999 to the activities for the six and three months ended June 30, 1998.

          This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect the fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

         Forward-Looking Statements

          This quarterly report on Form 10-Q contains or incorporates statements that constitute forward-looking statements. Those statements appear in a number of places in this Form 10-Q and include statements regarding, among other matters, the Company's growth and acquisition opportunities, the Company's acquisition strategy, regulatory matters pertaining to compliance with governmental regulations and other factors affecting the Company's financial condition or results of operations. Words such as "expects," "anticipates," "intends," "projects," "predicts," "plans," "believes," "seeks," "estimates," and "should" and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or the industry to vary materially from the Company's future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of current and prospective tenants, lease rents, availability and cost of financing and operating expenses; adverse changes in the real estate markets including, among other things, competition with other companies, retail formats and technology, risks of real estate development and acquisition; governmental actions and initiatives; environmental and safety requirements; and Year 2000 compliance issues of the Company and third parties and related service interruptions or payment delays. The Company will not update any forward-looking information to reflect actual results or changes in the factors affecting the forward-looking information.

                       THE MACERICH COMPANY (The Company)

Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued:

    The following table reflects the Company's acquisitions in 1998 and 1999:

---------------------------------------------------------------------------------------------------------------------------

                                                Date
                                              Acquired                                 Location

"1998 Acquisition Centers"
SDG Macerich Properties, L.P. (*)          February 27, 1998            Twelve properties in eight states
South Plains Mall                          June 19, 1998                Lubbock, Texas
Westside Pavilion                          July 1, 1998                 Los Angeles, California
Village at Corte Madera                    June-July 1998               Corte Madera, California
Carmel Plaza                               August 10, 1998              Carmel, California
Northwest Arkansas Mall                    December 15, 1998            Fayetteville, Arkansas

"1999 Acquisition Centers"
Pacific Premier Retail Trust (*)           February 18, 1999            Three regional malls, retail component of a
                                                                        mixed-use development and five contiguous
                                                                        properties in Washington and Oregon.  The office
                                                                        component of the mixed-used development was
                                                                        acquired July 12, 1999.
PPR Albany Plaza LLC (**)                  February 18, 1999            Two non-contiguous community shopping
PPR Eastland Plaza LLC (**)                                             Centers in Oregon and Ohio.
Los Cerritos Center (**)                   June 2, 1999                 Cerritos, California
----------------------------------------------------------------------------------------------------------------------------


          (*) denotes the Company owns its interests in these Centers through a joint venture entity.

          (**) denotes the Company owns its interests in these Centers through one of the Management Companies.

          The financial statements include the results of these Centers for periods subsequent to their acquisition.

          The  properties  acquired by SDG Macerich  Properties,  L.P.,  Pacific
          Premier Retail Trust and the Management Companies ("Joint Venture Acquisitions") are reflected using the equity method of accounting. The results of these acquisitions are reflected in the consolidated results of operations of the Company in equity in income of unconsolidated joint ventures and the Management Companies.

          Many of the variations in the results of operations discussed below occurred due to the addition of these properties to the portfolio during 1999 and 1998. Many factors impact the Company's ability to acquire additional properties; including the availability and cost of capital, the overall debt to market capitalization level, interest rates and availability of potential acquisition targets that meet the Company's criteria. Accordingly, management is uncertain whether during the balance of 1999, and in future years, there will be similar acquisitions and corresponding increases in revenues, net income and Funds from Operations that occurred as a result of the 1999 and 1998 Acquisition Centers. Pacific View (formerly known as Buenaventura
          Mall), Crossroads Mall-Boulder, Huntington Center and Parklane Mall are currently under redevelopment and are referred to herein as the "Redevelopment Centers." All other Centers are referred to herein as the "Same Centers."

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

          Results of Operations

          Comparison of Six Months Ended June 30, 1999 and 1998

          Revenues


          Minimum and percentage rents increased by 30% to $109.1 million in 1999 from $83.9 million in 1998. Approximately $21.8 million of the increase resulted from the 1998 Acquisition Centers and $4.7 million of the increase was attributable to the Same Centers. In May 1998, the FASB, through the EITF, modified the timing of recognition of revenue for percentage rent received from tenants in EITF 98-9, "Accounting for Contingent Rent in Interim Financial Periods." The Company applied this accounting change as of April 1, 1998. The accounting change had the effect of deferring $1.3 million of percentage rent in the second quarter of 1998 attributable to the Same Centers into the fourth quarter of 1998. During the fourth quarter of 1998, the FASB reversed EITF 98-9. Accordingly, the Company has resumed accounting for percentage rent on the accrual basis effective January 1, 1999. These increases were partially offset by revenue decreases at the Redevelopment Centers of $1.3 million in 1999.

          Tenant recoveries increased to $47.3 million in 1999 from $36.8 million in 1998. The 1998 Acquisition Centers generated $11.5 million of this increase and $0.1 million of the increase was from the Same Centers. These increases were partially offset by revenue decreases at the Redevelopment Centers of $1.1 million in 1999.

          Other income increased to $3.2 million in 1999 from $1.9 million in 1998. Approximately $0.3 million of the increase related to the 1998 Acquisition Centers and $1.0 million of the increase was attributable to the Same Centers.

                       THE MACERICH COMPANY (The Company)

          Expenses

          Shopping center expenses increased to $47.2 million in 1999 compared to $38.0 million in 1998. Approximately $9.8 million of the increase resulted from the 1998 Acquisition Centers. The other Centers had a net decrease of $0.6 million in shopping center expenses resulting primarily from decreased property taxes and recoverable expenses.

          General and administrative expenses increased to $2.8 million in 1999 from $2.2 million in 1998 primarily due to the accounting change required by EITF 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions," which requires the expensing of internal acquisition costs. Previously in accordance with GAAP, certain internal acquisition costs were capitalized. The increase is also partially attributable to higher executive and director compensation expense.

          Interest Expense

          Interest expense increased to $55.4 million in 1999 from $41.2 million in 1998. This increase of $14.2 million is primarily attributable to the acquisition activity in 1998 and 1999, which was partially funded with secured debt and borrowings under the Company's line of credit.

          Depreciation and Amortization

          Depreciation increased to $30.5 million from $23.6 million in 1998. This increase relates primarily to the 1998 Acquisition Centers.

          Income From Unconsolidated Joint Ventures and Management Companies

          The income from unconsolidated joint ventures and the Management Companies was $10.6 million for 1999, compared to income of $5.6 million in 1998. A total of $3.3 million of the change is attributable to the 1998 acquisitions by SDG Macerich Properties, L.P. and $1.8 million of the change is attributable to the 1999 acquisition by Pacific Premier Retail Trust. These increases are partially offset by a decrease of $0.1 million at the Management Companies.

          Extraordinary Loss from Early Extinguishment of Debt

          In 1999, the Company wrote off $1.0 million of unamortized financing costs, compared to $0.1 million written off in 1998.

          Net Income Available to Common Stockholders

          As a result of the foregoing, net income available to common stockholders increased to $17.9 million in 1999 from $14.2 million in 1998.

          Operating Activities

          Cash flow from operations was $58.9 million in 1999 compared to $51.2 million in 1998. The increase is primarily because of increased net operating income from the 1998 and 1999 Acquisition Centers.

          Investing Activities

          Cash flow used in investing activities was $192.6 million in 1999 compared to $393.9 million in 1998. The change resulted primarily from the cash contributions required by the Company for the joint venture acquisitions of $268.9 million in 1998 compared to $70.1 million in 1999.

          Financing Activities

          Cash flow from financing activities was $133.2 million in 1999 compared to $413.8 million in 1998. The decrease resulted from no equity offerings in the six months ended June 30, 1999 compared to 6,520,181 shares of common stock sold in the six months ended June 30, 1998. Additionally, 9,114,602 shares of preferred stock were sold in the first and second quarters of 1998.

          Funds From Operations

          Primarily  because  of  the  factors   mentioned  above,   Funds  from
          Operations - Diluted increased 56% to $77.5 million from $49.7 million in 1998.

          Results of Operations

          Comparison of Three Months Ended June 30, 1999 and 1998

          Revenues

          Minimum and percentage rents increased by 32% to $54.5 million in 1999 from $41.3 million in 1998. Approximately $10.7 million of the increase resulted from the 1998 Acquisition Centers and $3.1 million of the increase was attributable to the Same Centers. In May 1998, the FASB, through the EITF, modified the timing of recognition of revenue for percentage rent received from tenants in EITF 98-9, "Accounting for Contingent Rent in Interim Financial Periods." The Company applied this accounting change as of April 1, 1998. The accounting change had the effect of deferring $1.3 million of percentage rent in the second quarter of 1998 attributable to the Same Centers into the fourth quarter of 1998. During the fourth quarter of 1998, the FASB reversed EITF 98-9. Accordingly, the Company has resumed accounting for percentage rent on the accrual basis effective January 1, 1999. These increases were partially offset by revenue decreases at the Redevelopment Centers of $0.6 million in 1999.

                       THE MACERICH COMPANY (The Company)

          Tenant recoveries increased to $24.2 million in 1999 from $19.2 million in 1998. The 1998 Acquisition Centers generated $6.1 million of this increase. This increase was partially offset by revenue decreases at the Same Centers of $0.3 million and the Redevelopment Centers of $0.8 million in 1999.

          Other income increased to $2.0 million in 1999 from $0.9 million in 1998. Approximately $0.1 million of the increase related to the 1998 Acquisition Centers, $0.9 million of the increase was attributable to the Same Centers and $0.1 million to the Redevelopment Centers.

          Expenses

          Shopping center expenses increased to $24.0 million in 1999 compared to $19.3 million in 1998. Approximately $4.7 million of the increase resulted from the 1998 Acquisition Centers and $0.6 million of the increase was from the Same Centers. The Redevelopment Centers had a net decrease of $0.8 million in shopping center expenses resulting primarily from decreased property taxes and recoverable expenses.

          General and administrative expenses increased to $1.4 million in 1999 from $1.1 million in 1998 primarily due to higher executive and director compensation expense.

          Interest Expense

          Interest expense increased to $28.6 million in 1999 from $20.6 million in 1998. This increase of $8.0 million is primarily attributable to the acquisition activity in 1998 and 1999, which was partially funded with secured debt and borrowings under the Company's line of credit.

          Depreciation and Amortization

          Depreciation increased to $15.3 million from $11.9 million in 1998. This increase relates primarily to the 1998 Acquisition Centers.

          Income From Unconsolidated Joint Ventures and Management Companies

          The income from unconsolidated joint ventures and the Management Companies was $5.3 million for 1999, compared to income of $4.2 million in 1998. A total of $0.3 million of the change is attributable to the 1998 acquisitions by SDG Macerich Properties, L.P. and $1.2 million of the change is attributable to the 1999 acquisition by Pacific Premier Retail Trust. These increases are partially offset by a decrease of $0.4 million at the Management Companies.

          Net Income Available to Common Stockholders

          As a result of the foregoing, net income available to common stockholders increased to $9.0 million in 1999 from $7.4 million in 1998.

                       THE MACERICH COMPANY (The Company)

          Comparison of Three Months Ended June 30, 1999 and 1998, Continued:

          Funds From Operations

          Primarily  because  of  the  factors   mentioned  above,   Funds  from
          Operations - Diluted increased 47% to $38.9 million from $26.4 million in 1998.

          Liquidity and Capital Resources

          The Company intends to meet its short term liquidity requirements through cash generated from operations and working capital reserves. The Company anticipates that revenues will continue to provide necessary funds for its operating expenses and debt service requirements, and to pay dividends to stockholders in accordance with REIT requirements. The Company anticipates that cash generated from operations, together with cash on hand, will be adequate to fund capital expenditures which will not be reimbursed by tenants, other than non-recurring capital expenditures. Capital for major expenditures or major redevelopments has been, and is expected to continue to be, obtained from equity or debt financings which include borrowings under the Company's line of credit and construction loans. However, many factors impact the Company's ability to access capital, such as its overall debt to market capitalization level, interest rates, interest coverage ratios and prevailing market conditions. The Company currently is undertaking a $90 million redevelopment of Pacific View. The Company has a bank construction loan agreement to fund $89.2 million of these construction costs.

          The Company believes that it will have access to the capital necessary to expand its business in accordance with its strategies for growth and maximizing Funds from Operations. The Company presently intends to obtain additional capital necessary to expand its business through a combination of additional public and private equity offerings, debt financings and/or joint ventures. During 1998 and 1999, the Company acquired two portfolios through joint ventures with another party. The Company believes such joint venture arrangements provide an attractive alternative to other forms of financing.

          The Company's total outstanding loan indebtedness at June 30, 1999 was $2.2 billion (including its pro rata share of joint venture debt). This equated to a debt to Total Market Capitalization (defined as total debt of the Company, including its pro rata share of joint venture debt, plus aggregate market value of outstanding shares of common stock, assuming full conversion of OP Units and preferred stock into common stock) ratio of approximately 61% at June 30, 1999. The Company's debt consists primarily of fixed-rate conventional mortgages payable secured by individual properties.

          The Company has filed a shelf registration statement, effective December 8, 1997, to sell securities. The shelf registration is for a total of $500 million of common stock, common stock warrants or common stock rights. During 1998, the Company sold a total of 7,920,181 shares of common stock under this shelf registration. The aggregate offering price of these transactions was approximately $212.9 million, leaving approximately $287.1 million available under the shelf registration statement.

                       THE MACERICH COMPANY (The Company)

          The Company has an unsecured line of credit for up to $150.0 million. There was $119.5 million of borrowings outstanding at June 30, 1999.

          At June 30, 1999, the Company had cash and cash equivalents available of $24.6 million.

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

          The Company has initiated a Year 2000 compliance program consisting of the following phases: (1) identification of Year 2000 issues; (2) assessment of Year 2000 compliance of systems; (3) remediation or replacement of non-compliant systems; (4) testing to verify compliance; and (5) contingency planning, as appropriate. This program includes a review of both information technology ("IT") and non-IT systems of the centers in which the Company has an ownership interest and manages. The Company's Year 2000 team which consists of management as well as operational and IT staff members is supervising this program.

          IT Systems

          The Company has reviewed its core computer hardware systems and software programs to determine if such systems and programs will properly process dates in the Year 2000 and thereafter. Based on manufacturer or vendor information, the Company presently believes most of its critical computer hardware systems and software programs are substantially Year 2000 compliant. One critical hardware system needed a Year 2000 upgrade which the Company recently installed at a cost of approximately $13,100. The Company continues to conduct its own evaluation and testing to verify compliance of its critical hardware systems and software and expects to conclude such testing by October 1, 1999.

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

                       THE MACERICH COMPANY (The Company)

          IT Systems, Continued:

          The Company completed its assessment of the Year 2000 compliance of its non-critical computer hardware systems and software programs by its target date of December 31, 1998. Based on manufacturer or vendor information, the Company presently believes that substantially all of its non-critical hardware systems and software programs are Year 2000 compliant.

          Non-IT Systems

          Part of the Company's Year 2000 program also includes a review of the various operating systems of each of its centers in which the Company has an ownership interest and manages. The main offices of the Company are also being reviewed for Year 2000 compliance issues. These operating systems typically include embedded technology which complicates the Company's Year 2000 efforts. Examples of these types of systems include energy management systems, telecommunication systems, elevators, security systems and copiers. The various operating systems have been assigned priorities based on the importance of the system to each property's operations and the potential impact of non-compliance.

          All of the Company's properties have substantially completed their initial assessment of each system and are continuing the process of verifying Year 2000 compliance through the manufacturers and/or vendors of the systems. Approximately 80% of the critical operating systems at the centers for which the Company has received information from manufacturers or vendors are substantially Year 2000 compliant as reported by such entities. Certain critical systems, eleven energy management systems, three telephone systems, two fire alarm systems, one security alarm system, one CCTV system and one elevator intercom system, will need Year 2000 upgrades and the Company is in the process of obtaining such upgrades at an aggregate cost of approximately $55,000. Other non-compliant critical systems are being upgraded by the manufacturer at no cost to the Company or were previously scheduled for replacement or upgrades prior to January 1, 2000. With respect to approximately 18% of its critical operating systems at the centers, the Company has not received the necessary information to assess the Year 2000 compliance of such systems or the necessary remediation steps. The Company continues to contact these manufacturers/vendors to obtain the information necessary to complete its Year 2000 compliance assessment. The Company is also beginning the process of assessing the risk to the center assuming the system is not compliant and developing contingency plans, as appropriate.

          Each property is preparing remediation and testing recommendations and time lines based on the importance of each system to the property's operations and information received from the manufacturer/vendor. The Company is coordinating the testing phase with the manufacturers/vendors of the systems, as appropriate. The Company has revised its target date to complete the remediation and testing phases for the critical operating systems at each center to October 1, 1999. The Company will need the cooperation of its manufacturers/vendors in providing information and testing assistance to meet this timeline for its critical operating systems. If such cooperation is not provided, completion of these phases will be delayed. The Company expects the Year 2000 program to continue beyond January 1, 2000 with respect to non-critical operating systems and issues.

                       THE MACERICH COMPANY (The Company)

          Non-IT Systems, Continued:

          Material Third Parties

          The Company mailed surveys to its material vendors, utilities and tenants about their plans and progress in addressing the Year 2000 issue. Those entities surveyed include the utilities for each center (i.e., electric, gas, water, telephone and waste management companies), the largest tenants of the Company based on the amount of their 1998 rent payments and certain Anchor tenants. As of this date, the Company has received responses from approximately 80% of those entities surveyed. Generally, the responses received state that the entity is in the process of addressing the Year 2000 compliance issues and expects to achieve compliance prior to January 1, 2000. Approximately 12% of those entities have indicated their mission critical systems are Year 2000 compliant.

         Costs

          Because the Company's assessment, remediation and testing efforts are ongoing, the Company is unable to estimate the actual costs of achieving Year 2000 compliance for its IT and non-IT systems. Based on information received from manufacturers/vendors, the Company presently anticipates that the assessment and remediation costs will not be material. As of June 30, 1999, the Company has not expended significant amounts since its evaluation of Year 2000 issues has been primarily conducted by its own personnel. The Company does not separately record the internal costs incurred for its Year 2000 compliance program. Such costs are primarily the related payroll costs for its personnel who are part of the Year 2000 program. Independent electricians conducted Year 2000 compliance reviews of the electrical infrastructure at each center for an aggregate cost of approximately $13,000.

          Risks

          As is true of most businesses, the Company is vulnerable to external forces that might generally effect industry and commerce, such as utility company Year 2000 compliance failures and related service interruptions. In addition, failure of information and operating systems of tenants and/or failure of their respective material vendors to provide products and services may delay or otherwise adversely impact the payment of rent to the Company or impair the ability of a tenant to operate. Although a formal contingency plan has not yet been developed for dealing with the most reasonably likely worst case scenario, the Company has focused on the power companies servicing each center and is preparing security contingency plans in case a center does not receive power. The Company will continue to evaluate other potential areas of risk and develop contingency plans, as appropriate.

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


                                                                               Six months ended June 30,
                                                                             1999                      1998
                                                                  ------------------------   --------------------------
                                                                     Shares       Amount        Shares      Amount
                                                                  -----------  -----------   ----------  --------------
                                                                                 (amounts in thousands)


Net income - available to common stockholders                                     $17,883                      $14,190

Adjustments to reconcile net income to FFO - basic:
     Minority interest                                                              6,488                        6,190
     Depreciation and amortization on wholly owned centers                         30,539                       23,607
     Pro rata share of unconsolidated entities' depreciation and
          amortization                                                              8,465                        4,427
     Gain on sale of assets                                                             -                           (9)
     Extraordinary loss on early extinguishment of debt                               988                           90
     Pro rata share of (gain) loss on sale of assets
          from unconsolidated entities                                               (474)                         164
     Amortization of financing costs                                               (1,685)                      (1,502)
     Depreciation of personal property                                               (422)                        (366)
                                                                               -----------               --------------

FFO - basic (1)                                                       46,286       61,782       41,063          46,791

Additional adjustments to arrive at FFO - diluted:
     Impact of convertible preferred stock                             9,115        8,841        2,949           2,706
     Impact of stock options and restricted stock using
         the treasury method                                             435          611          619             256
     Impact of convertible debentures                                  5,186        6,276       (n/a anti-dilutive)
                                                                  -----------  -----------   --------------------------

FFO - diluted (2)                                                     61,022      $77,510       44,631         $49,753
                                                                  ===========  ===========   ==========  ==============


                       THE MACERICH COMPANY (The Company)


          Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued:

                                                                              Three months ended June 30,
                                                                              1999                      1998
                                                                  ------------------------   --------------------------
                                                                     Shares       Amount        Shares      Amount
                                                                  -----------  -----------   ----------  --------------
                                                                                 (amounts in thousands)


Net income - available to common stockholders                                      $8,986                       $7,367

Adjustments to reconcile net income to FFO - basic:
     Minority interest                                                              3,258                        3,182
     Depreciation and amortization on wholly owned centers                         15,285                       11,894
     Pro rata share of unconsolidated entities' depreciation and
          amortization                                                              4,933                        3,057
     Gain on sale of assets                                                             -                           (9)
     Extraordinary loss on early extinguishment of debt                                15                            -
     Pro rata share of (gain) loss on sale of assets
          from unconsolidated entities                                               (463)                        (205)
     Amortization of financing costs                                                 (776)                        (716)
     Depreciation of personal property                                               (275)                        (192)
                                                                               -----------               --------------

FFO - basic (1)                                                       46,291       30,963       42,853          24,378

Additional adjustments to arrive at FFO - diluted:
     Impact of convertible preferred stock                             9,115        4,421        4,471           2,057
     Impact of stock options and restricted stock using
         the treasury method                                             551          368          572               -
     Impact of convertible debentures                                  5,186        3,161       (n/a anti-dilutive)
                                                                  -----------  -----------   --------------------------
FFO - diluted (2)                                                     61,143      $38,913       47,896         $26,435
                                                                  ===========  ===========   ==========  ==============


          1) Calculated based upon basic net income as adjusted to reach basic FFO. Weighted average number of shares includes the weighted average number of shares of common stock outstanding for 1999 and 1998 assuming the conversion of all outstanding OP units.

          2) The computation of FFO - diluted and diluted average number of shares outstanding includes the effect of outstanding common stock options and restricted stock using the treasury method. Convertible debentures are dilutive for the six and three months ending June 30, 1999 and therefore assumed converted to equity to calculate FFO - diluted in 1999. The debentures are anti-dilutive for the six and three months ending June 30, 1998 and therefore are not assumed converted to equity for the period ended June 30, 1998. On February 25, 1998, the Company sold $100 million of its Series A Preferred Stock. On June 17, 1998, the Company sold $150 million of its Series B Preferred Stock Each series of preferred stock can be converted on a one for one basis for common stock. These preferred shares are not assumed converted for purposes of net income per share as they would be anti-dilutive to that calculation. The preferred shares are assumed converted for purposes of FFO diluted per share as they are dilutive to that calculation.

                       THE MACERICH COMPANY (The Company)


          Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued:

          Included in minimum rents were rents attributable to the accounting practice of straight-lining of rents. The amount of straight-lining of rents that impacted minimum rents was $1.3 million and $1.8 million for the six months ended June 30, 1999 and 1998, respectively; and $0.7 million and $0.9 million for the three months ended June 30, 1999 and 1998, respectively.

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

          New Accounting Pronouncements Issued

          In March 1998, the FASB, through its EITF, concluded based on EITF 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions," that all internal costs to source, analyze and close acquisitions should be expensed as incurred. The Company had historically capitalized these costs in accordance with GAAP. The Company adopted the FASB's interpretation effective March 19, 1998.

          In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for the Company's consolidated financial statements for periods beginning January 1, 2000. The new standard requires companies to record derivatives on the balance sheet, measured at fair value. Changes in the fair value of those derivatives will be accounted for based on the use of the derivative and whether it qualifies for hedge accounting. The key criteria for hedge accounting is whether the hedging relationship is highly effective in achieving offsetting changes in fair value or cash flows. The Company has not yet determined when it will implement SFAS 133 nor has it completed the complex analysis required to determine the impact of SFAS 133 on its consolidated financial statements.

          In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - - Deferral of the Effective Date of FASB Statement No. 133," which delays the implementation of SFAS 133 for the Company's consolidated financial statements to January 1, 2001.

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

          The following table sets forth information as of June 30, 1999 concerning the Company's long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV").


                                               For the Years Ended December 31,
                                                    (dollars in thousands)
                               1999         2000        2001         2002        2003       Thereafter      Total           FV
                            -----------  ----------- ------------ ----------- ------------ ------------- ------------- ------------

Wholly Owned Centers:
Long term debt:
  Fixed rate                  $9,697      $38,628     $107,338     $10,255      $98,498      $986,943    $1,251,359     $1,245,942
  Average interest rate        7.35%        7.34%        7.36%       7.33%        7.33%         7.28%         7.33%          -
  Fixed rate - Debentures          -            -            -     161,400            -             -       161,400        156,553
  Average interest rate            -            -            -       7.25%            -             -         7.25%          -
  Variable rate               60,000       60,000      160,487           -            -             -       280,487        280,487
  Average interest rate        7.28%        8.0%         6.56%           -            -             -         6.97%          -
                           -----------  ----------- ------------ ----------- ------------ ------------- ------------- -------------

Total debt - Wholly
owned Centers                $69,697      $98,628     $267,825    $171,655      $98,498      $986,943    $1,693,246     $1,682,982
                           -----------  ----------- ------------ ----------- ------------ ------------- ------------- -------------

Joint Venture Centers:
(at Company's pro rata share)

  Fixed rate                  $4,363      $26,210       $6,114      $6,532       $6,981      $405,752      $455,952       $433,734
  Average interest rate        6.60%        6.60%        6.61%       6.61%        6.61%         6.61%         6.61%          -
  Variable rate                    -            -            -           -       92,500             -        92,500         92,500
  Average interest rate            -            -            -           -        6.15%             -         6.15%          -
                           -----------  ----------- ------------ ----------- ------------ ------------- ------------- -------------

Total debt - All Centers     $74,060     $124,838     $273,939    $178,187     $197,979    $1,392,695    $2,241,698     $2,209,216
                           ===========  =========== ============ =========== ============ ============= ============= =============




          Of the total variable rate debt maturing in 1999, the Company is currently in negotiations to refinance the $60.0 million with fixed rate debt. The $60.0 million of floating rate debt maturing in 2000, matures February 26, 2000 and is a loan from the Company's lead bank. Of the $160.5 million of variable rate debt maturing in 2001, $119.5 million represents the outstanding borrowings under the Company's credit facility. The credit facility matures in February 2000, with a one year option to extend the maturity date to February 2001. The table reflects the Company extending the maturity date to February 2001. The balance of $41.0 million represents outstanding borrowings under the Pacific View construction loan.

          In addition, the Company has assessed the market risk for its variable rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $3.7 million per year based on $373.0 million outstanding at June 30, 1999.

                       THE MACERICH COMPANY (The Company)

          The fair value of the Company's long term debt is estimated based on discounted cash flows at interest rates that management believes reflect the risks associated with long term debt of similar risk and duration.

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

               None

               Item 3 Defaults Upon Senior Securities

               None

               Item 4 Submission of Matters to a Vote of Security Holders

               The following matters were voted upon at the Annual Meeting held on May 20, 1999:

               A. The following three persons were elected as directors of the Company to serve until the annual meeting of stockholders in 2002 and until their respective successors are duly elected and qualify: Number of Shares

                                               For             Against               Authority Withheld
                                             ------          -----------           -----------------------

              Dana K. Anderson              29,863,351          - 0 -                       154,946
              Theodore S. Hochstim          29,837,413          - 0 -                       180,884
              Stanley A. Moore              29,847,418          - 0 -                       170,879


               B. The ratification of the selection of PricewaterhouseCoopers LLP as independent public accountants for the fiscal year ending December 31, 1999.

               Votes:

               For:           28,495,432
               Against:            7,135
               Abstain:        1,515,730

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

               A report on Form 8-K dated June 14, 1999, event date June 14, 1999, was filed with the Securities and Exchange Commission for the purpose of disclosing the acquisition of Los Cerritos Center.

               A report on Form 8-K/A, Amendment No. 2, dated July 30, 1999, event date July 12, 1999, was filed with the Securities and Exchange Commission for the purpose of disclosing the acquisition of the office component of Redmond Town Center, a mixed-use development, by Pacific Premier Retail Trust.

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


                                         The Macerich Company





                                          By: /s/ Thomas E. O'Hern
                                                  Thomas E. O'Hern
                                                  Executive Vice President and
                                                  Chief Financial Officer








Date:  August 13, 1999

                                  Exhibit Index



Exhibit No.                                                 Page
-----------                                                ------


         (a)   Exhibits

              Number                Description
             --------              -------------

              None