Form 10-Q
period 1999-09-30
MACERICH CO
filed 1999-11-12
CIK 912242

                       THE MACERICH COMPANY (THE COMPANY)


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        FOR QUARTER ENDED SEPTEMBER 30, 1999 COMMISSION FILE NO. 1-12504

                              THE MACERICH COMPANY
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           MARYLAND                                     95-4448705
---------------------------------------  ---------------------------------------
(STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
INCORPORATION OR ORGANIZATION)

            401 WILSHIRE BOULEVARD, SUITE 700, SANTA MONICA, CA 90401
--------------------------------------------------------------------------------
                (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)(ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (310) 394-6000
                                                           --------------

                                       N/A
--------------------------------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, AS OF NOVEMBER 8, 1999.

            COMMON STOCK, PAR VALUE $.01 PER SHARE: 34,070,480 SHARES
--------------------------------------------------------------------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE (12) MONTHS (OR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORT) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST NINETY (90) DAYS.


                              YES   X    NO
                                  -----      -----

                                    FORM 10-Q


                                      INDEX


                                                                                        PAGE
                                                                                        ----
PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS OF THE COMPANY AS OF SEPTEMBER 30, 1999 AND
         DECEMBER 31, 1998                                                                   1

         CONSOLIDATED STATEMENTS OF OPERATIONS OF THE COMPANY FOR THE PERIODS FROM
         JANUARY 1 THROUGH SEPTEMBER 30, 1999 AND 1998                                       2

         CONSOLIDATED STATEMENTS OF OPERATIONS OF THE COMPANY FOR THE PERIODS FROM
         JULY 1 THROUGH SEPTEMBER 30, 1999 AND 1998.                                         3

         CONSOLIDATED STATEMENTS OF CASH FLOWS OF THE COMPANY FOR THE PERIODS FROM
         JANUARY 1 THROUGH SEPTEMBER 30, 1999 AND 1998                                       4

         NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS                         5 TO 24

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                             25 TO 38

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                                                     39 TO 40

PART II: OTHER INFORMATION                                                               41 TO 43



                       THE MACERICH COMPANY (THE COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 September 30,    December 31,
                                                                                     1999             1998
                                                                                  -----------     -----------
                                     ASSETS:

Property, net                                                                     $ 1,975,841     $ 1,966,845
Cash and cash equivalents                                                              23,325          25,143
Tenant receivables, net, including accrued overage rents of
   $5,794 in 1999 and $5,917 in 1998                                                   34,294          37,373
Due from affiliates                                                                    79,440               -
Deferred charges and other assets, net                                                 55,751          62,673
Investments in joint ventures and the Management Companies                            317,586         230,022
                                                                                  -----------     -----------

               Total assets                                                       $ 2,486,237     $ 2,322,056
                                                                                  ===========     ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY:

Mortgage notes payable:
   Related parties                                                                $   134,073     $   134,625
   Others                                                                           1,144,978       1,074,093
                                                                                  -----------     -----------
   Total                                                                            1,279,051       1,208,718
Bank and other notes payable                                                          277,251         137,000
Convertible debentures                                                                161,400         161,400
Accounts payable and accrued expenses                                                  26,473          27,701
Due to affiliates                                                                           -           2,953
Other accrued liabilities                                                              24,289          36,927
Preferred stock dividend payable                                                        4,740           4,420
                                                                                  -----------     -----------
      Total liabilities                                                             1,773,204       1,579,119
                                                                                  -----------     -----------

Minority interest in Operating Partnership                                            157,509         165,524
                                                                                  -----------     -----------

Commitments and contingencies (Note 9)

Stockholders' equity:
   Series  A cumulative convertible redeemable preferred stock, $.01 par value, 3,627,131 shares authorized, issued and outstanding
      at September 30, 1999 and December 31, 1998                                          36              36
   Series B cumulative convertible redeemable preferred stock, $.01 par value,
      5,487,471 shares authorized, issued and outstanding
      at September 30, 1999 and December 31, 1998                                          55              55
   Common stock, $.01 par value, 100,000,000 shares
      authorized, 34,055,517 and 33,901,963 shares issued and
      outstanding at September 30, 1999 and December 31, 1998, respectively               340             338
   Additional paid in capital                                                         562,911         581,508

   Accumulated earnings                                                                     -               -
   Unamortized restricted stock                                                        (7,818)         (4,524)
                                                                                  -----------     -----------
      Total stockholders' equity                                                      555,524         577,413
                                                                                  -----------     -----------

      Total liabilities and stockholders' equity                                  $ 2,486,237     $ 2,322,056
                                                                                  ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                       THE MACERICH COMPANY (THE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                Nine Months Ended September 30,
                                                                ------------------------------
                                                                    1999             1998
                                                                ------------      ------------
REVENUES:
     Minimum rents                                              $    153,474      $    127,052
     Percentage rents                                                 10,594             6,709
     Tenant recoveries                                                72,785            60,775
     Other                                                             5,915             3,125
                                                                ------------      ------------
         Total revenues                                              242,768           197,661
                                                                ------------      ------------

EXPENSES:
     Shopping center expenses                                         72,537            62,135
     General and administrative expense                                4,083             3,119
     Interest expense:
         Related parties                                               7,559             7,555
         Others                                                       77,609            58,545
     Depreciation and amortization                                    46,434            38,919
                                                                ------------      ------------
          Total expenses                                             208,222           170,273
                                                                ------------      ------------

Equity in income of unconsolidated
     joint ventures and the Management Companies                      16,692             8,432
Gain on sale of assets                                                   162                 9
                                                                ------------      ------------

Income before extraordinary item and minority interest                51,400            35,829
Extraordinary loss on early extinguishment of debt                    (1,016)           (2,414)
                                                                ------------      ------------
Income of the Operating Partnership                                   50,384            33,415
Less minority interest in net income
     of the Operating Partnership                                      9,795             7,748
                                                                ------------      ------------

Net income                                                            40,589            25,667
Less preferred dividends                                              13,581             6,898
                                                                ------------      ------------

Net income - available to common stockholders                   $     27,008      $     18,769
                                                                ============      ============

Earnings per common share - basic:

     Income before extraordinary item                           $       0.82      $       0.68
     Extraordinary item                                                (0.03)            (0.06)
                                                                ------------      ------------

Net income per share - available to common stockholders         $       0.79      $       0.62
                                                                ============      ============

Weighted average number of common shares
     outstanding - basic                                          33,987,000        30,154,000
                                                                ============      ============

Weighted average number of common shares
     outstanding - basic, assuming full conversion of
     Operating Partnership units outstanding                      46,286,000        42,310,000
                                                                ============      ============

Earnings per common share - diluted:

     Income before extraordinary item                           $       0.81      $       0.68
     Extraordinary item                                                (0.02)            (0.06)
                                                                ------------      ------------

     Net income per share - available to common stockholders    $       0.79      $       0.62
                                                                ============      ============

Weighted average number of common shares
     outstanding - diluted for EPS                                46,754,000        42,920,000
                                                                ============      ============


   The accompanying notes are an integral part of these financial statements.

                       THE MACERICH COMPANY (THE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                  Three Months Ended September 30,
                                                                  -------------------------------
                                                                      1999               1998
                                                                  ------------       ------------
REVENUES:
     Minimum rents                                                $     51,569       $     47,424
     Percentage rents                                                    3,446              2,458
     Tenant recoveries                                                  25,509             23,953
     Other                                                               2,720              1,244
                                                                  ------------       ------------
         Total revenues                                                 83,244             75,079
                                                                  ------------       ------------

EXPENSES:
     Shopping center expenses                                           25,316             24,135
     General and administrative expense                                  1,240                942
     Interest expense:
         Related parties                                                 2,506              2,472
         Others                                                         27,307             22,416
     Depreciation and amortization                                      15,895             15,312
                                                                  ------------       ------------
          Total expenses                                                72,264             65,277
                                                                  ------------       ------------

Equity in income of unconsolidated
     joint ventures and the Management Companies                         6,058              2,852
Gain on sale of assets                                                     162                  -
                                                                  ------------       ------------

Income before extraordinary item and minority interest                  17,200             12,654
Extraordinary loss on early extinguishment of debt                         (28)            (2,324)
                                                                  ------------       ------------

Income of the Operating Partnership                                     17,172             10,330
Less minority interest in net income
     of the Operating Partnership                                        3,307              1,558
                                                                  ------------       ------------

Net income                                                              13,865              8,772
Less preferred dividends                                                 4,740              4,193
                                                                  ------------       ------------

Net income - available to common stockholders                     $      9,125       $      4,579
                                                                  ============       ============

Earnings per common share - basic:

     Income before extraordinary item                             $       0.27       $       0.19
     Extraordinary item                                                   0.00              (0.05)
                                                                  ------------       ------------

Net income per share - available to common stockholders           $       0.27       $       0.14
                                                                  ============       ============

Weighted average number of common shares
     outstanding - basic                                            34,044,000         32,468,000
                                                                  ============       ============

Weighted average number of common shares
     outstanding - basic, assuming full conversion of
     Operating Partnership units outstanding                        46,318,000         44,761,000
                                                                  ============       ============

Earnings per common share - diluted:

     Income before extraordinary item                             $       0.27       $       0.19
     Extraordinary item                                                   0.00              (0.05)
                                                                  ------------       ------------

     Net income per share - available to common stockholders      $       0.27       $       0.14
                                                                  ============       ============

Weighted average number of common shares
     outstanding - diluted for EPS                                  46,853,000         45,353,000
                                                                  ============       ============


   The accompanying notes are an integral part of these financial statements.

                       THE MACERICH COMPANY (THE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  January 1 to September 30,
                                                                                -------------------------------
                                                                                    1999               1998
                                                                                ------------       ------------
Cash flows from operating activities:
     Net income - available to common stockholders                              $     27,008       $     18,769
     Preferred dividends                                                              13,581              6,898
                                                                                ------------       ------------
     Net income                                                                       40,589             25,667
                                                                                ------------       ------------

     Adjustments to reconcile net income to net cash provided by operating activities:
     Extraordinary loss on early extinguishment of debt                                1,016              2,414
     Gain on sale of assets                                                             (162)                (9)
     Depreciation and amortization                                                    46,434             38,919
     Amortization of net discount (premium) on trust deed note payable                   182               (330)
     Minority interest in net income of the Operating Partnership                      9,795              7,748
     Changes in assets and liabilities:
          Tenant receivables, net                                                      3,079             (4,255)
          Other assets                                                                 9,583            (25,831)
          Accounts payable and accrued expenses                                       (1,228)             6,615
          Preferred stock dividend payable                                               320              4,193
          Other liabilities                                                          (12,638)            27,695
                                                                                ------------       ------------
                   Total adjustments                                                  56,381             57,159
                                                                                ------------       ------------

     Net cash provided by operating activities                                        96,970             82,826
                                                                                ------------       ------------

Cash flows from investing activities:
     Acquisitions of property and improvements                                        (4,918)          (381,726)
     Renovations and expansions of centers                                           (40,231)           (25,153)
     Tenant allowances                                                                (3,604)            (3,696)
     Deferred charges                                                                (10,194)           (11,780)
     Equity in income of unconsolidated joint ventures
          and the Management Companies                                               (16,692)            (8,432)
     Distributions from joint ventures                                                17,271             27,123
     Contributions to joint ventures                                                 (88,142)          (240,196)
     Loans to affiliates, net                                                        (82,393)           (11,968)
                                                                                ------------       ------------

     Net cash used in investing activities                                          (228,903)          (655,828)
                                                                                ------------       ------------

Cash flows from financing activities:
     Proceeds from mortgages and notes payable                                       335,931            397,679
     Payments on mortgages and notes payable                                        (125,529)          (186,440)
     Net proceeds from equity offerings                                                    -            416,833
     Dividends and distributions to partners                                         (66,706)           (56,424)
     Dividends to preferred stockholders                                             (13,581)            (6,898)
                                                                                ------------       ------------

     Net cash provided by financing activities                                       130,115            564,750
                                                                                ------------       ------------

     Net decrease in cash                                                             (1,818)            (8,252)

Cash and cash equivalents, beginning of period                                        25,143             25,154
                                                                                ------------       ------------

Cash and cash equivalents, end of period                                        $     23,325       $     16,902
                                                                                ============       ============

Supplemental cash flow information:
     Cash payment for interest, net of amounts capitalized                      $     81,132       $     62,020
                                                                                ============       ============

Non-cash transactions:
     Acquisition of property by assumption of debt                                         -       $     70,116
                                                                                ============       ============

     Acquisition of property by issuance of OP units                                       -       $      7,917
                                                                                ============       ============


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

         Certain reclassifications have been made in the 1998 consolidated financial statements to conform to the 1999 financial statement presentation.

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

         In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which was initially to become effective for the Company's consolidated financial statements for periods beginning January 1, 2000. The new standard requires companies to record derivatives on the balance sheet, measured at fair value. Changes in the fair value of those derivatives will be accounted for based on the use of the derivative and whether it qualifies for hedge accounting. The key criteria for use of hedge accounting is whether the hedging relationship is highly effective in achieving offsetting changes in fair value or cash flows. The Company has not yet determined when it will implement SFAS 133 nor has it completed the complex analysis required to determine the impact of SFAS 133 on its consolidated financial statements.

         In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delays the implementation of SFAS 133 for the Company's consolidated financial statements to January 1, 2001.

                       THE MACERICH COMPANY (THE COMPANY)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

         Earnings Per Share ("EPS")

         During 1998, the Company implemented SFAS No. 128, "Earnings per Share." The computation of basic earnings per share is based on net income and the weighted average number of common shares outstanding for the nine and three months ending September 30, 1999 and 1998. The computation of diluted earnings per share includes the effect of outstanding restricted stock and common stock options calculated using the treasury stock method. The convertible debentures and convertible preferred stock were not included in the calculation since the effect of their inclusion would be anti-dilutive. The Operating Partnership units ("OP units") not held by the Company have been included in the diluted EPS calculation since they are redeemable on a one-for-one basis for common stock. The following table reconciles the basic and diluted earnings per share calculation:

                                                           For the Nine Months Ended September 30,
                                                 ---------------------------------------------------------
                                                            1999                        1998
                                                 ---------------------------- ----------------------------
                                                   Net                          Net
                                                  Income    Shares  Per Share  Income   Shares   Per Share
                                                 ---------------------------- ----------------------------
                                                           (In thousands, except per share data)
Net income                                        $40,589                      $25,667
Less:  Preferred stock dividends                   13,581                        6,898
                                                 --------                     --------

Basic EPS:
Net income - available to common stockholders      27,008    33,987     $0.79   18,769    30,154     $0.62

Diluted EPS:
Effect of dilutive securities:
     Conversion of OP units                         9,795    12,299              7,748    12,156
     Employee stock options and restricted stock    1,141       468                411       610
     Convertible preferred stock                   n/a - antidilutive for EPS   n/a - antidilutive for EPS
     Convertible debentures                        n/a - antidilutive for EPS   n/a - antidilutive for EPS
                                                 ---------------------------- ----------------------------

Net income - available to common stockholders     $37,944    46,754     $0.79  $26,928    42,920     $0.62
                                                 ============================ ============================


                                                           For the Three Months Ended September 30,
                                                 ---------------------------------------------------------
                                                            1999                        1998
                                                 ---------------------------- ----------------------------
                                                   Net                          Net
                                                  Income    Shares  Per Share  Income   Shares   Per Share
                                                 ---------------------------- ----------------------------
                                                            (In thousands, except per share data)
Net income                                        $13,865                       $8,772
Less:  Preferred stock dividends                    4,740                        4,193
                                                 --------                     --------

Basic EPS:
Net income - available to common stockholders       9,125    34,044     $0.27    4,579    32,468     $0.14

Diluted EPS:
Effect of dilutive securities:
     Conversion of OP units                         3,307    12,274              1,558    12,293
     Employee stock options and restricted stock      530       535                155       592
     Convertible preferred stock                   n/a - antidilutive for EPS   n/a - antidilutive for EPS
     Convertible debentures                        n/a - antidilutive for EPS   n/a - antidilutive for EPS
                                                 ---------------------------- ----------------------------

Net income - available to common stockholders     $12,962    46,853     $0.27   $6,292    45,353     $0.14
                                                 ============================ ============================

                       THE MACERICH COMPANY (THE COMPANY)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

2.       ORGANIZATION:

         The Company is involved in the acquisition, ownership, redevelopment, management and leasing of regional and community shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"). The Operating Partnership owns or has an ownership interest in 48 regional shopping centers and five community shopping centers aggregating approximately 41 million square feet of gross leasable area. These 53 regional and community shopping centers are referred to hereinafter as the "Centers", unless the context otherwise requires. The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Company's three management companies, Macerich Property Management Company, a California corporation, Macerich Manhattan Management Company, a California corporation, and Macerich Management Company, a California corporation (collectively, the "Management Companies").

         The Company was organized to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The 22% limited partnership interest of the Operating Partnership not owned by the Company is reflected in these financial statements as minority interest.

3.       INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES AND THE MANAGEMENT
         COMPANIES:

         The following are the Company's investments in various real estate joint ventures which own regional retail and community shopping centers. The Operating Partnership's interest in each joint venture as of September 30, 1999 is as follows:

                                           The Operating Partnership's
         Joint Venture                             Ownership %
         -------------                             -----------
         Macerich Northwestern Associates              50%
         Manhattan Village, LLC                        10%
         Pacific Premier Retail Trust                  51%
         Panorama City Associates                      50%
         SDG Macerich Properties, L.P.                 50%
         West Acres Development                        19%

         The Operating Partnership also owns the non-voting preferred stock of Macerich Management Company and Macerich Property Management Company and is entitled to receive 95% of the distributable cash flow of these two entities. Macerich Manhattan Management Company is a 100% subsidiary of Macerich Management Company.

         The following are the Management Companies' ownership interests in entities which own regional retail and community shopping centers as of September 30, 1999:

                                              Management Companies'
         Entity                                    Ownership %
         ------                                    -----------
         Macerich Cerritos, LLC                       100%
         PPR Albany Plaza, LLC                         51%
         PPR Eastland Plaza, LLC                       51%

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

         On February 18, 1999, the Company, through a 51/49 joint venture with Ontario Teachers' Pension Plan Board ("Ontario Teachers") closed on the first phase of a two phase acquisition of a portfolio of properties. The phase one closing included the acquisition of three regional malls, the retail component of a mixed-use development, five contiguous properties and two non-contiguous community shopping centers comprising approximately 3.6 million square feet for a total purchase price of approximately $427,000. The purchase price was funded with a $120,000 loan placed concurrently with the closing, $140,400 of debt from an affiliate of the seller, and $39,400 of assumed debt. The balance of the purchase price was paid in cash. The Company's share of the cash component was funded with the proceeds from two refinancings of Centers and borrowings under the Company's line of credit. On July 12, 1999, the Company closed on the second phase of the acquisition. The second phase consisted of the acquisition of the office component of the mixed-use development for a purchase price of approximately $111,000. The purchase price was funded with a $76,700 loan placed concurrently with the closing and the balance was paid in cash. The Company's share of the cash component was funded from borrowings under the Company's line of credit.

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

         On October 27, 1999, Albany Plaza, a 145,462 square foot community center, which was owned 51% by the Management Companies, was sold.

         On November 12, 1999, Eastland Plaza, a 65,313 square foot community center, which was owned 51% by the Management Companies, was sold.

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


             COMBINED AND CONDENSED BALANCE SHEETS OF JOINT VENTURES
                          AND THE MANAGEMENT COMPANIES

                                               September 30,   December 31,
                                                   1999            1998
                                               ------------    ------------
Assets:
    Properties, net                              $1,848,255      $1,141,984
    Other assets                                     56,480          38,103
                                               ------------    ------------
    Total assets                                 $1,904,735      $1,180,087
                                               ============    ============

Liabilities and partners' capital:
    Mortgage notes payable                       $1,084,519        $618,384
    Notes to affiliates                              76,937               -
    Other liabilities                                49,141          42,048
    The Company's capital                           317,586         230,022
    Outside partners' capital                       376,552         289,633
                                               ------------    ------------
    Total liabilities and partners' capital      $1,904,735      $1,180,087
                                               ============    ============

                       THE MACERICH COMPANY (THE COMPANY)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

3. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES AND THE MANAGEMENT COMPANIES - CONTINUED:


               COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES
                          AND THE MANAGEMENT COMPANIES

                                                                Nine Months Ended September 30, 1999
                                    -----------------------------------------------------------------------------------------
                                          SDG              Pacific
                                        Macerich           Premier             Other            Mgmt
                                    Properties, L.P.     Retail Trust     Joint Ventures      Companies             Total
                                    ----------------    --------------    --------------    --------------     --------------
Revenues:
    Minimum rents                            $63,903           $25,208           $18,954            $4,928           $112,993
    Percentage rents                           5,384             1,450             1,393               205              8,432
    Tenant recoveries                         31,079             8,574             8,326             2,169             50,148
    Management fee                                 -                 -                 -             6,466              6,466
    Other                                      1,702               144               987               339              3,172
                                      --------------    --------------    --------------    --------------     --------------

Total revenues                               102,068            35,376            29,660            14,107            181,211

Expenses:
     Shopping center expenses                 37,948            10,236             9,809             2,017             60,010
     Interest expense                         22,843            11,802             5,689             4,426             44,760
     Management company expense                    -                 -                 -             8,334              8,334
     Depreciation and amortization            16,225             5,828             3,253             2,002             27,308
                                      --------------    --------------    --------------    --------------     --------------
     Total operating expenses                 77,016            27,866            18,751            16,779            140,412
                                      --------------    --------------    --------------    --------------     --------------

Gain on sale of assets                             5                 -               983               220              1,208
                                      --------------    --------------    --------------    --------------     --------------

     Net income (loss)                       $25,057            $7,510           $11,892           ($2,452)           $42,007
                                      ==============    ==============    ==============    ==============     ==============

               COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES
                          AND THE MANAGEMENT COMPANIES

                                                              Nine Months Ended September 30, 1998
                                    -----------------------------------------------------------------------------------------
                                          SDG              Pacific
                                        Macerich           Premier             Other            Mgmt
                                    Properties, L.P.     Retail Trust     Joint Ventures      Companies             Total
                                    ----------------    --------------    --------------    --------------     --------------
Revenues:
    Minimum rents                            $48,716                 -           $18,765                 -            $67,481
    Percentage rents                           2,171                 -               806                 -              2,977
    Tenant recoveries                         21,089                 -             7,759                 -             28,848
    Management fee                                 -                 -                 -            $4,516              4,516
    Other                                      1,269                 -               669               292              2,230
                                      --------------    --------------    --------------    --------------     --------------

Total revenues                                73,245                 -            27,999             4,808            106,052

Expenses:
     Shopping center expenses                 26,134                 -             9,394                 -             35,528
     Interest expense                         18,120                 -             5,061              (294)            22,887
     Management company expense                    -                 -                 -             6,663              6,663
     Depreciation and amortization            12,977                 -             3,196               444             16,617
                                      --------------    --------------    --------------    --------------     --------------
     Total operating expenses                 57,231                 -            17,651             6,813             81,695
                                      --------------    --------------    --------------    --------------     --------------


Gain (loss) on sale of assets                      -                 -               126              (197)               (71)
                                      --------------    --------------    --------------    --------------     --------------

     Net income (loss)                       $16,014                 -           $10,474           ($2,202)           $24,286
                                      ==============    ==============    ==============    ==============     ==============

                       THE MACERICH COMPANY (THE COMPANY)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

3. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES AND THE MANAGEMENT COMPANIES - CONTINUED:

               COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES
                          AND THE MANAGEMENT COMPANIES

                                                              Three Months Ended September 30, 1999
                                    -----------------------------------------------------------------------------------------
                                          SDG              Pacific
                                        Macerich           Premier             Other            Mgmt
                                    Properties, L.P.     Retail Trust     Joint Ventures      Companies             Total
                                    ----------------    --------------    --------------    --------------     --------------
Revenues:
    Minimum rents                            $21,355           $11,627             $6,391            $3,529            $42,902
    Percentage rents                           1,830               519                442               193              2,984
    Tenant recoveries                         11,467             4,295              2,661             1,828             20,251
    Management fee                                 -                 -                  -             2,368              2,368
    Other                                        771               (23)               411               124              1,283
                                      --------------    --------------     --------------    --------------     --------------

Total revenues                                35,423            16,418              9,905             8,042             69,788

Expenses:
     Shopping center expenses                 13,660             4,729              3,419             1,644             23,452
     Interest expense                          7,654             5,403              1,895             3,407             18,359
     Management company expense                    -                 -                  -             2,615              2,615
     Depreciation and amortization             5,659             2,303              1,112             1,305             10,379
                                      --------------    --------------     --------------    --------------     --------------
     Total operating expenses                 26,973            12,435              6,426             8,971             54,805
                                      --------------    --------------     --------------    --------------     --------------

Loss on sale of assets                             -                 -                  -               (80)               (80)
                                      --------------    --------------     --------------    --------------     --------------

     Net income (loss)                        $8,450            $3,983             $3,479           ($1,009)           $14,903
                                      ==============    ==============     ==============    ==============     ==============

                       THE MACERICH COMPANY (THE COMPANY)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

3. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES AND THE MANAGEMENT COMPANIES - CONTINUED:

               COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES
                          AND THE MANAGEMENT COMPANIES

                                                            Three Months Ended September 30, 1998
                                    -----------------------------------------------------------------------------------------
                                          SDG              Pacific
                                        Macerich           Premier             Other            Mgmt
                                    Properties, L.P.     Retail Trust     Joint Ventures      Companies             Total
                                    ----------------    --------------    --------------    --------------     --------------
Revenues:
    Minimum rents                            $20,829                 -            $6,294                 -            $27,123
    Percentage rents                             664                 -               247                 -                911
    Tenant recoveries                          9,551                 -             2,320                 -             11,871
    Management fee                                 -                 -                 -            $1,572              1,572
    Other                                        448                 -               233               118                799
                                      --------------    --------------    --------------    --------------     --------------

Total revenues                                31,492                 -             9,094             1,690             42,276

Expenses:
     Shopping center expenses                 11,571                 -             2,968                 -             14,539
     Interest expense                          7,797                 -             1,898              (103)             9,592
     Management company expense                    -                 -                 -             2,549              2,549
     Depreciation and amortization             6,111                 -             1,139               132              7,382
                                      --------------    --------------    --------------    --------------     --------------
     Total operating expenses                 25,479                 -             6,005             2,578             34,062
                                      --------------    --------------    --------------    --------------     --------------

Gain on sale of assets                             -                 -                 -                 -                  -
                                      --------------    --------------    --------------    --------------     --------------

     Net income (loss)                        $6,013                 -            $3,089             ($888)            $8,214
                                      ==============    ==============    ==============    ==============     ==============


         Significant accounting policies used by the unconsolidated joint ventures and the Management Companies are similar to those used by the Company.

         Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life ("NML") of $152,558 and $74,612 for the periods ended September 30, 1999 and December 31, 1998, respectively. NML is considered a related party because it is a joint venture partner with the Company in Macerich Northwestern Associates. Interest expense incurred on these borrowings amounted to $4,710 and $2,540 for the nine months ended September 30, 1999 and 1998, respectively; and $2,245 and $1,057 for the three months ended September 30, 1999 and 1998, respectively.

                       THE MACERICH COMPANY (THE COMPANY)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

3. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES AND THE MANAGEMENT COMPANIES - CONTINUED:

             PRO RATA SHARE OF COMBINED AND CONDENSED STATEMENTS OF
            OPERATIONS OF JOINT VENTURES AND THE MANAGEMENT COMPANIES

The following tables set forth the Operating Partnership's beneficial interest in the joint ventures and the Management Companies:

                                                              Nine Months Ended September 30, 1999
                                    -----------------------------------------------------------------------------------------
                                          SDG              Pacific
                                        Macerich           Premier             Other            Mgmt
                                    Properties, L.P.     Retail Trust     Joint Ventures      Companies             Total
                                    ----------------    --------------    --------------    --------------     --------------
Revenues:
    Minimun rents                            $31,951           $12,856            $5,826            $4,682            $55,315
    Percentage rents                           2,692               739               422               195              4,048
    Tenant recoveries                         15,539             4,373             2,369             2,060             24,341
    Management fee                                 -                 -                 -             6,143              6,143
    Other                                        851                73               199               322              1,445
                                      --------------    --------------    --------------    --------------     --------------
    Total revenues                            51,033            18,041             8,816            13,402             91,292
                                      --------------    --------------    --------------    --------------     --------------

Expenses:
     Shopping center expenses                 18,974             5,220             3,005             1,916             29,115
     Interest expense                         11,421             6,019             2,231             4,205             23,876
     Management company expense                    -                 -                 -             7,917              7,917
     Depreciation and amortization             8,112             2,972             1,105             1,902             14,091
                                      --------------    --------------    --------------    --------------     --------------
     Total operating expenses                 38,507            14,211             6,341            15,940             74,999
                                      --------------    --------------    --------------    --------------     --------------

Gain on sale of assets                             2                 -               188               209                399
                                      --------------    --------------    --------------    --------------     --------------

     Net income (loss)                       $12,528            $3,830            $2,663           ($2,329)           $16,692
                                      ==============    ==============    ==============    ==============     ==============

                       THE MACERICH COMPANY (THE COMPANY)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


3. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES AND THE MANAGEMENT COMPANIES - CONTINUED:

             PRO RATA SHARE OF COMBINED AND CONDENSED STATEMENTS OF OPERATIONS OF JOINT VENTURES AND THE MANAGEMENT COMPANIES CONTINUED:

The following tables set forth the Operating Partnership's beneficial interest in the joint ventures and the Management Companies:


                                                              Nine Months Ended September 30, 1998
                                    -----------------------------------------------------------------------------------------
                                          SDG              Pacific
                                        Macerich           Premier             Other            Mgmt
                                    Properties, L.P.     Retail Trust     Joint Ventures      Companies             Total
                                    ----------------    --------------    --------------    --------------     --------------
Revenues:
    Minimun rents                            $24,358                 -            $5,746                 -            $30,104
    Percentage rents                           1,085                 -               256                 -              1,341
    Tenant recoveries                         10,544                 -             2,099                 -             12,643
    Management fee                                 -                 -                 -            $4,290              4,290
    Other                                        635                 -               141               278              1,054
                                      --------------    --------------    --------------    --------------     --------------
    Total revenues                            36,622                 -             8,242             4,568             49,432
                                      --------------    --------------    --------------    --------------     --------------

Expenses:
     Shopping center expenses                 13,067                 -             2,927                 -             15,994
     Interest expense                          9,060                 -             1,749              (279)            10,530
     Management company expense                    -                 -                 -             6,330              6,330
     Depreciation and amortization             6,488                 -             1,072               422              7,982
                                      --------------    --------------    --------------    --------------     --------------
     Total operating expenses                 28,615                 -             5,748             6,473             40,836
                                      --------------    --------------    --------------    --------------     --------------

Gain (loss) on sale of assets                      -                 -                23              (187)              (164)
                                      --------------    --------------    --------------    --------------     --------------

     Net income (loss)                        $8,007                 -            $2,517           ($2,092)            $8,432
                                      ==============    ==============    ==============    ==============     ==============

                       THE MACERICH COMPANY (THE COMPANY)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

3. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES AND THE MANAGEMENT COMPANIES - CONTINUED:

             PRO RATA SHARE OF COMBINED AND CONDENSED STATEMENTS OF OPERATIONS OF JOINT VENTURES AND THE MANAGEMENT COMPANIES CONTINUED:

The following tables set forth the Operating Partnership's beneficial interest in the joint ventures and the Management Companies:

                                                              Three Months Ended September 30, 1999
                                    -----------------------------------------------------------------------------------------
                                          SDG              Pacific
                                        Macerich           Premier             Other            Mgmt
                                    Properties, L.P.     Retail Trust     Joint Ventures      Companies             Total
                                    ----------------    --------------    --------------    --------------     --------------
Revenues:
    Minimum rents                            $10,677            $5,930             $1,966            $3,353            $21,926
    Percentage rents                             915               264                122               184              1,485
    Tenant recoveries                          5,733             2,191                778             1,736             10,438
    Management fee                                 -                 -                  -             2,250              2,250
    Other                                        385               (12)                82               118                573
                                      --------------    --------------     --------------    --------------     --------------
    Total revenues                            17,710             8,373              2,948             7,641             36,672
                                      --------------    --------------     --------------    --------------     --------------

Expenses:
     Shopping center expenses                  6,830             2,412              1,057             1,562             11,861
     Interest expense                          3,827             2,756                746             3,237             10,566
     Management company expense                    -                 -                  -             2,486              2,486
     Depreciation and amortization             2,829             1,174                383             1,240              5,626
                                      --------------    --------------     --------------    --------------     --------------
     Total operating expenses                 13,486             6,342              2,186             8,525             30,539
                                      --------------    --------------     --------------    --------------     --------------

Loss on sale of assets                             -                 -                  -               (75)               (75)
                                      --------------    --------------     --------------    --------------     --------------

     Net income (loss)                        $4,224            $2,031               $762             ($959)            $6,058
                                      ==============    ==============     ==============    ==============     ==============


                                                              Three Months Ended September 30, 1998
                                    -----------------------------------------------------------------------------------------
                                          SDG              Pacific
                                        Macerich           Premier             Other            Mgmt
                                    Properties, L.P.     Retail Trust     Joint Ventures      Companies             Total
                                    ----------------    --------------    --------------    --------------     --------------
Revenues:
    Minimun rents                            $10,415                 -            $1,940                  -            $12,355
    Percentage rents                             332                 -                78                  -                410
    Tenant recoveries                          4,775                 -               636                  -              5,411
    Management fee                                 -                 -                 -             $1,494              1,494
    Other                                        224                 -                44                112                380
                                      --------------    --------------    --------------     --------------     --------------
    Total revenues                            15,746                 -             2,698              1,606             20,050
                                      --------------    --------------    --------------     --------------     --------------

Expenses:
     Shopping center expenses                  5,786                 -               950                  -              6,736
     Interest expense                          3,898                 -               689                (98)             4,489
     Management company expense                    -                 -                 -              2,416              2,416
     Depreciation and amortization             3,055                 -               373                129              3,557
                                      --------------    --------------    --------------     --------------     --------------
     Total operating expenses                 12,739                 -             2,012              2,447             17,198
                                      --------------    --------------    --------------     --------------     --------------

Gain (loss) on sale of assets                      -                 -                (1)                 1                  -
                                      --------------    --------------    --------------     --------------     --------------

     Net income (loss)                        $3,007                 -              $685              ($840)            $2,852
                                      ==============    ==============    ==============     ==============     ==============

                       THE MACERICH COMPANY (THE COMPANY)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

4.       PROPERTY:

         Property is comprised of the following at:

                                       September 30,    December 31,
                                           1999             1998
                                       ------------     ------------
Land                                       $427,609         $422,592
Building improvements                     1,685,936        1,684,188
Tenant improvements                          51,864           47,808
Equipment & furnishings                      12,093            9,097
Construction in progress                     84,541           49,440
                                       ------------     ------------
                                          2,262,043        2,213,125

Less, accumulated depreciation             (286,202)        (246,280)
                                       ------------     ------------

                                         $1,975,841       $1,966,845
                                       ============     ============

                       THE MACERICH COMPANY (THE COMPANY)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

5.       MORTGAGE NOTES PAYABLE:

         Mortgage notes payable at September 30, 1999 and December 31, 1998 consist of the following:

                                                Carrying Amount of Notes
                                   -------------------------------------------------
                                           1999                      1998
                                   ---------------------   -------------------------
Property Pledged                                Related                    Related       Interest         Payment      Maturity
  As Collateral                     Other        Party        Other         Party          Rate            Terms         Date
--------------------------------   --------   ----------   -----------   -----------   ------------   --------------  ----------
Wholly Owned Centers:

Capitola Mall                         ----       $37,079          ----       $37,345        9.25%              316(d)     2001
Carmel Plaza (i)                   $28,930          ----       $25,000          ----        8.18%              202(d)     2009
Chesterfield Towne Center           64,541          ----        65,064          ----        9.07%              548(e)     2024
Chesterfield Towne Center            3,192          ----         3,266          ----        8.54%               31(d)     1999
Citadel                             73,685          ----        74,575          ----        7.20%              554(d)     2008
Corte Madera, Village at (j)        60,000          ----        60,000          ----        7.28%      interest only      1999
Crossroads Mall-Boulder (a)           ----        34,994          ----        35,280        7.08%              244(d)     2010
Fresno Fashion Fair                 69,000          ----        69,000          ----        6.52%      interest only      2008
Greeley Mall                        16,441          ----        17,055          ----        8.50%              187(d)     2003
Green Tree Mall/Crossroads - OK/
   Salisbury (b)                   117,714          ----       117,714          ----        7.23%      interest only      2004
Holiday Village                       ----        17,000          ----        17,000        6.75%      interest only      2001
Lakewood Mall (c)                  127,000          ----       127,000          ----        7.20%      interest only      2005
Northgate Mall                        ----         25,000         ----        25,000        6.75%      interest only      2001
Northwest Arkansas Mall             62,337          ----        63,000          ----        7.33%              434(d)     2009
Parklane Mall                         ----        20,000          ----        20,000        6.75%      interest only      2001
Queens Center (f)                  100,000          ----        65,100          ----        6.88%              633(d)     2009
Rimrock Mall                        30,588          ----        31,002          ----        7.70%              244(d)     2003
South Plains Mall (h)               64,760          ----        28,795          ----        8.22%              454(d)     2009
South Towne Center                  64,000          ----        64,000          ----        6.61%      interest only      2008
Valley View Center                  51,000          ----        51,000          ----        7.89%      interest only      2006
Villa Marina Marketplace            58,000          ----        58,000          ----        7.23%      interest only      2006
Vintage Faire Mall (g)              53,790          ----        54,522          ----        7.65%              427(d)     2003
Westside Pavilion                  100,000          ----       100,000          ----        6.67%      interest only      2008
                                ----------    ----------    ----------    ----------
   Total - Wholly Owned Centers $1,144,978      $134,073    $1,074,093      $134,625
                                ----------    ----------    ----------    ----------

                       THE MACERICH COMPANY (THE COMPANY)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

5.       MORTGAGE NOTES PAYABLE, CONTINUED:

         Mortgage notes payable at September 30, 1999 and December 31, 1998 consist of the following:

                                                           Carrying Amount of Notes
                                                 -------------------------------------------
                                                         1999                  1998
                                                 --------------------  ---------------------
Property Pledged                                              Related                Related   Interest        Payment     Maturity
  As Collateral                                    Other       Party     Other       Party       Rate           Terms        Date
----------------------------------------------   --------   ---------  ----------   --------   --------     -------------   ------
Joint Venture/Management Companies (at pro rata share):

Broadway Plaza (50%) (k)                                -     $36,849           -    $37,306     6.68%            257 (d)    2008
Macerich Cerritos LLC (95%) (k)                  $113,785           -           -          -     7.13%            785 (d)    2006
Pacific Premier Retail Trust (51%) (k):
    Cascade Mall                                   13,976           -           -          -     6.50%            122 (d)    2014
    Kitsap Mall                                    20,629           -           -          -     6.50% (l)        178 (d)    2000
    North Point                                     1,906           -           -          -     6.50%             16 (d)    2015
    Redmond Town Center - Retail                   32,881           -           -          -     6.50%            224 (d)    2011
    Redmond Town Center - Office (o)                    -      40,218           -          -     6.77%            584 (d)    2010
    Washington Square                              60,718           -           -          -     6.70%            421 (d)    2009
    Washington Square Too                           6,585           -           -          -     6.50%             53 (d)    2016
SDG Macerich Properties L.P. (50%) (k)            159,579           -    $160,434          -     6.23% (m)        926 (d)    2006
SDG Macerich Properties L.P. (50%) (k)             92,500           -      92,500          -     6.15% (m)  interest only    2003
West Acres Center (19%) (k) (n)                     7,600           -       7,202          -     6.52%      interest only    2019

                                               ----------   ---------  ----------   --------
Total - Joint Venture/Management Companies        510,159      77,067     260,136     37,306
                                               ----------   ---------  ----------   --------
Total - All Centers                            $1,655,137    $211,140  $1,334,229   $171,931
                                               ==========   =========  ==========  =========

Weighted average interest rate at September 30, 1999 - Wholly Owned Centers                     7.36%
                                                                                               ======

Weighted average interest rate at December 31, 1998 - Wholly Owned Centers                      7.24%
                                                                                               ======


         (a) This note was issued at a discount. The discount is being amortized over the life of the loan using the effective interest method. At September 30, 1999 and December 31, 1998 the unamortized discount was $372 and $397, respectively.

         (b) This loan is cross collateralized by Green Tree Mall, Crossroads Mall-Oklahoma and the Centre at Salisbury.

         (c) On August 15, 1995, the Company issued $127,000 of collateralized fixed rate notes (the "Notes"). The Notes bear interest at an average fixed rate of 7.20% and mature in July 2005. The Notes require the Company to deposit all cash flow from the property operations with a trustee to meet its obligations under the Notes. Cash in excess of the required amount, as defined, is released. Included in cash and cash equivalents is $750 of restricted cash deposited with the trustee at September 30, 1999 and at December 31, 1998.

                       THE MACERICH COMPANY (THE COMPANY)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

5.       MORTGAGE NOTES PAYABLE, CONTINUED:

         (d)      This represents the monthly payment of principal and interest.

         (e) This amount represents the monthly payment of principal and interest. In addition, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property's gross receipts (as defined in the loan agreement) exceeds a base amount specified therein. Contingent interest expense recognized by the Company was $192 and $52 for the nine and three months ended September 30, 1999, respectively; and $234 and $234 for the nine and three months ended September 30, 1998.

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

         (g) Included in cash and cash equivalents is $1,258 and $3,048 at September 30, 1999 and December 31, 1998, respectively, of cash restricted under the terms of this loan agreement.

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

         (j) The loan bears interest at LIBOR plus 2.0%. On October 8, 1999, the loan was paid in full and was refinanced with a new loan of $72,000 at a fixed rate of 7.75%, maturing November 1, 2009.

         (k)      Reflects the Company's pro rata share of debt.

         (l) In connection with the acquisition of this Center, the joint venture assumed $39,425 of debt. At acquisition, this debt was recorded at fair market value of $41,475, which included an unamortized premium of $2,050. This premium is being amortized as interest expense over the life of the loan using the effective interest method. The joint venture's monthly debt service is $349 and is calculated based on an 8.60% interest rate. At September 30, 1999, the joint venture's unamortized premium was $1,501.

                       THE MACERICH COMPANY (THE COMPANY)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

5.       MORTGAGE NOTES PAYABLE, CONTINUED:

         (m) In connection with the acquisition of these Centers, the joint venture assumed $485,000 of mortgage notes payable which are secured by the properties. At acquisition, this debt reflected a fair market value of $322,700, which included an unamortized premium of $22,700. This premium is being amortized as interest expense over the life of the loan using the effective interest method. At September 30, 1999 and December 31, 1998, the unamortized balance of the debt premium was $19,159 and $20,900, respectively. This debt is due in May 2006 and requires monthly payments of $926. $185,000 of this debt is due in May 2003 and requires monthly interest payments at a variable weighted average rate (based on LIBOR) of 5.77% and 6.03% at September 30, 1999 and December 31, 1998, respectively. This variable rate debt is covered by an interest rate cap agreement which effectively prevents the interest rate from exceeding 11.53%.

         (n) On January 4, 1999, the joint venture replaced the old debt with a new loan of $40,000. The loan has an interest rate of 6.52% and matures February 2019. The debt is interest only until January 2001 at which time monthly payments of principal and interest will be due of $299.

         (o) Concurrent with the acquisition, the joint venture placed $76,700 of debt and obtained a construction loan for an additional $16,000. Principal is drawn on the construction loan as costs are incurred. As of September 30, 1999, $2,302 of principal has been drawn under the construction loan.

         The Company periodically enters into treasury lock agreements in order to hedge its exposure to interest rate fluctuations on anticipated financings. Under these agreements, the Company pays or receives an amount equal to the difference between the treasury lock rate and the market rate on the date of settlement, based on the notional amount of the hedge. The realized gain or loss on the contracts is recorded on the balance sheet in other assets and amortized as interest expense over the period of the hedged loans.

         Certain mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

         Total interest capitalized during the nine and three months ended September 30, 1999 was $4,533 and $1,793, respectively; and total interest capitalized during the nine and three months ended September 30, 1998 was $2,201 and $730, respectively.

         The market value of mortgage notes payable for the wholly-owned Centers at September 30, 1999 and December 31, 1998 is estimated to be approximately $1,227,815 and $1,271,853, respectively, based on current interest rates for comparable loans.

                       THE MACERICH COMPANY (THE COMPANY)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

6.       BANK AND OTHER NOTES PAYABLE, CONTINUED:

         The Company has a credit facility of $150,000 with a maturity of February 2000, which can be extended to February 2001, currently bearing interest at LIBOR plus 1.15%. The interest rate on such credit facility fluctuates between 0.95% and 1.15% over LIBOR. As of September 30, 1999 and December 31, 1998, $134,500 and $137,000 of borrowings were outstanding under this line of credit at interest rates of 6.59% and 6.79%, respectively. As of November 12, 1999, $52,400 was outstanding under this line of credit.

         On May 28, 1999, the Company entered into an agreement with a bank for a term loan of $60,000. The interest rate on such loan is at LIBOR plus 3.0% and matures with extension on February 26, 2000. As of September 30, 1999, $60,000 was outstanding at a total interest rate of 8.0%. On October 28, 1999, the entire $60,000 loan was paid off.

         Additionally, the Company issued $776 in letters of credit guaranteeing performance by the Company of certain obligations. The Company does not believe that these letters of credit will result in a liability to the Company.

         During January 1999, the Company entered into a bank construction loan agreement to fund $89,200 of costs related to the redevelopment of Pacific View. The loan bears interest at LIBOR plus 2.25% and matures in February 2001. Principal is drawn as construction costs are incurred. As of September 30, 1999, $52,151 of principal has been drawn under the loan.

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

8.       RELATED-PARTY TRANSACTIONS:

         The Company engaged the Management Companies to manage the operations of its properties and certain unconsolidated joint ventures. For the nine and three months ending September 30, 1999, management fees of $2,439 and $818 respectively, and for the nine and three months ended September 30, 1998, management fees of $1,968 and $718, respectively, were paid to the Management Companies by the Company.

         Certain mortgage notes are held by one of the Company's joint venture partners. Interest expense in connection with these notes was $7,559 and $7,659 for the nine months ended September 30, 1999 and 1998, respectively; and $2,506 and $2,784 for the three months ending September 30, 1999 and 1998, respectively. Included in accounts payable and accrued expenses is interest payable to these partners of $486 and $512 at September 30, 1999 and December 31, 1998, respectively.

                       THE MACERICH COMPANY (THE COMPANY)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

8.       RELATED-PARTY TRANSACTIONS, CONTINUED:

         Additionally, the Company has notes receivable due from the Management Companies of $76,937 related to acquisitions made by the Management Companies in 1999. These notes are interest only at a rate of 7.0% and mature in 2009. These notes receivable are included in due from affiliates at September 30, 1999.

         In 1997, certain executive officers received loans from the Company totaling $5,500. These loans are full recourse to the executives. $5,000 of the loans were issued under the terms of the employee stock incentive plan, bear interest at 7%, are due in 2007 and are secured by the Company common stock owned by the executives. The remaining loan is non interest bearing and is forgiven ratably over a five year term. These loans receivable are included in other assets at September 30, 1999 and December 31, 1998.

         Certain Company officers and affiliates have guaranteed mortgages of $21,750 at one of the Company's joint venture properties and $2,000 at Greeley Mall.

9.       COMMITMENTS AND CONTINGENCIES:

         The Company has certain properties subject to noncancellable operating ground leases. The leases expire at various times through 2070, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined. Ground rent expenses were $684 and $760 for the nine months ended September 30, 1999 and 1998, respectively; and $228 and $115 for the three months ended September 30, 1999 and 1998, respectively. There were no contingent rents in either period.

         Perchloroethylene (PCE) has been detected in soil and groundwater in the vicinity of a dry cleaning establishment at North Valley Plaza, formerly owned by a joint venture of which the Company was a 50% member. The property was sold on December 18, 1997. The California Department of Toxic Substances Control (DTSC) advised the Company in 1995 that very low levels of Dichloroethylene (1,2 DCE), a degradation byproduct of PCE, had been detected in a municipal water well located 1/4 mile west of the dry cleaners, and that the dry cleaning facility may have contributed to the introduction of 1,2 DCE into the water well. According to DTSC, the maximum contaminant level (MCL) for 1,2 DCE which is permitted in drinking water is 6 parts per billion (ppb). The 1,2 DCE was detected in the water well at a concentration of 1.2 ppb, which is below the MCL. The Company has retained an environmental consultant and has initiated extensive testing of the site. Remediation began in October 1997. The joint venture agreed (between itself and the buyer) that it would be responsible for continuing to pursue the investigation and remediation of impacted soil and groundwater resulting from releases of PCE from the former dry cleaner. $104 and $100 have already been incurred by the joint venture for remediation, and professional and legal fees for the periods ending September 30, 1999 and 1998, respectively. An additional $304 remains reserved by the joint venture as of September 30, 1999. The joint venture has been sharing costs on a 50/50 basis with a former owner of the property and intends to look to additional responsible parties for recovery.

                       THE MACERICH COMPANY (THE COMPANY)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

9.       COMMITMENTS AND CONTINGENCIES, CONTINUED:

         Low levels of toluene, a petroleum constituent, were detected in one of three groundwater dewatering system holding tanks at Queens Center. Although the Company believes that no remediation will be required, the Company established a $150 reserve in 1996 to cover professional fees and testing costs. The Company incurred costs of $0 and $1 during the nine months ending September 30, 1999 and 1998, respectively. The Company intends to look to the responsible parties if remediation is required.

         The Company acquired Fresno Fashion Fair in December 1996. Asbestos was detected in structural fireproofing throughout much of the Center. Testing data conducted by professional environmental consulting firms indicate that the fireproofing is largely inaccessible to building occupants and is well adhered to the structural members. Additionally, airborne concentrations of asbestos are well within OSHA's permissible exposure limit (PEL) of .1 fcc. The accounting for this acquisition includes a reserve of $3,300 to cover future removal of this asbestos, as necessary. The Company incurred $80 and $206 in remediation costs for the nine months ending September 30, 1999 and 1998, respectively. An additional $2,794 remains reserved at September 30, 1999.

10.      PRO FORMA INFORMATION:

         On February 18, 1999, through a 51/49 joint venture with Ontario Teachers, the Company closed on the first phase of a two phase acquisition of a portfolio of properties. The phase one closing included the acquisition of three regional malls, the retail component of a mixed-use development, five contiguous properties and two non-contiguous community shopping centers comprising approximately 3.6 million square feet for a total purchase price of approximately $427,000. The purchase price was funded with a $120,000 loan placed concurrently with the closing, $140,400 of debt from an affiliate of the seller, and $39,400 of assumed debt. The balance of the purchase price was paid in cash. The Company's share of the cash component was funded with the proceeds from two refinancings of Centers and borrowings under the Company's line of credit. On July 12, 1999, the Company closed on the second phase of the acquisition. The second phase consisted of the acquisition of the office component of the mixed-use development for a purchase price of approximately $111,000. The purchase price was funded with a $76,700 loan placed concurrently with the closing and the balance was paid in cash. The Company's share of the cash component was funded from borrowings under the Company's line of credit.

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

                       THE MACERICH COMPANY (THE COMPANY)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

10.      PRO FORMA INFORMATION - CONTINUED:

         On a pro forma basis, reflecting these acquisitions as if they had occurred on January 1, 1999 and 1998, the Company would have reflected net income - available to common stockholders of $26,002 and $17,376 for the nine months ended September 30, 1999 and 1998, respectively. Net income available to common stockholders on a diluted per share basis would be $0.77 and $0.57 for the nine months ended September 30, 1999 and 1998, respectively.

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

12.      SUBSEQUENT EVENTS:

         On November 10, 1999, a dividend\distribution of $0.51 per share was declared for common stockholders and OP unit holders of record on November 19, 1999. In addition, the Company declared a dividend of $0.51 on the Company's Series A Preferred Stock and a dividend of $0.51 on the Company's Series B Preferred Stock. All dividends/distributions will be payable on December 7, 1999.

         On October 26, 1999, 99% of the membership interests of Macerich Stonewood, LLC and Macerich Cerritos, LLC and 100% of the membership interests of Lakewood Mall, LLC were contributed to Pacific Premier Retail Trust ("PPR"), a real estate investment trust, owned approximately 51% by the Company and 49% by Ontario Teachers. Macerich Lakewood, LLC, Macerich Stonewood, LLC and Macerich Cerritos, LLC own Lakewood Mall, Stonewood Mall and Los Cerritos Center, respectively. The total value of the transaction was approximately $535,000. The properties were contributed to PPR subject to existing debt of $322,000. The net proceeds to the Company were approximately $104,000 which were used for reduction of debt and for general corporate purposes.

         On October 29, 1999, Macerich Santa Monica, LLC, a wholly-owned indirect subsidiary of the Company, acquired Santa Monica Place, a 560,000 square foot regional mall located in Santa Monica, California. The total purchase price was $130,800, which was funded with $80,000 of debt placed concurrently with the closing with the balance funded from proceeds from the PPR transaction described above.

                       THE MACERICH COMPANY (THE COMPANY)

                                     ITEM II

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is based primarily on the consolidated balance sheet of The Macerich Company as of September 30, 1999, and also compares the activities for the nine and three months ended September 30, 1999 to the activities for the nine and three months ended September 30, 1998.

         This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect the fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

         FORWARD-LOOKING STATEMENTS

         This quarterly report on Form 10-Q contains or incorporates statements that constitute forward-looking statements. Those statements appear in a number of places in this Form 10-Q and include statements regarding, among other matters, the Company's growth and acquisition opportunities, the Company's acquisition strategy, regulatory matters pertaining to compliance with governmental regulations and other factors affecting the Company's financial condition or results of operations. Words such as "expects," "anticipates," "intends," "projects," "predicts," "plans," "believes," "seeks," "estimates," and "should" and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or the industry to vary materially from the Company's future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of current and prospective tenants, lease rents, availability and cost of financing and operating expenses; adverse changes in the real estate markets including, among other things, competition with other companies, retail formats and technology, risks of real estate development and acquisitions; governmental actions and initiatives; environmental and safety requirements; and Year 2000 compliance issues of the Company and third parties and related service interruptions or payment delays. The Company will not update any forward-looking information to reflect actual results or changes in the factors affecting the forward-looking information.

                       THE MACERICH COMPANY (THE COMPANY)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

The following table reflects the Company's acquisitions in 1998 and 1999 as of September 30, 1999:

-------------------------------------------------------------------------------------------------------------------------
                                                   Date
                                                 Acquired                             Location
                                                 --------                             --------
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

"1999 ACQUISITION CENTERS"
Pacific Premier Retail Trust (*)            February 18, 1999            Three regional malls, retail component of a
                                                                         mixed-use development and five contiguous
                                                                         properties in Washington and Oregon.  The office
                                                                         component of the mixed-used development was
                                                                         acquired July 12, 1999.
PPR Albany Plaza LLC (**)                   February 18, 1999            Two non-contiguous community shopping
PPR Eastland Plaza LLC (**)                                              Centers in Oregon and Ohio.
Los Cerritos Center (**)                    June 2, 1999                 Cerritos, California
-------------------------------------------------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

   COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         REVENUES

         Minimum and percentage rents increased by 22.6% to $164.1 million in 1999 from $133.8 million in 1998. Approximately $24.6 million of the increase resulted from the 1998 Acquisition Centers and $7.5 million of the increase was attributable to the Same Centers. In May 1998, the FASB, through the EITF, modified the timing of recognition of revenue for percentage rent received from tenants in EITF 98-9, "Accounting for Contingent Rent in Interim Financial Periods." The Company applied this accounting change as of April 1, 1998. The accounting change had the effect of deferring $2.3 million of percentage rent in the second and third quarters of 1998 attributable to the Same Centers into the fourth quarter of 1998. During the fourth quarter of 1998, the FASB reversed EITF 98-9. Accordingly, the Company has resumed accounting for percentage rent on the accrual basis effective January 1, 1999. These increases were partially offset by revenue decreases at the Redevelopment Centers of $1.8 million in 1999.

         Tenant recoveries increased to $72.8 million in 1999 from $60.8 million in 1998. The 1998 Acquisition Centers generated $12.4 million of this increase and $0.9 million of the increase was from the Same Centers. These increases were partially offset by revenue decreases at the Redevelopment Centers of $1.3 million in 1999.

         Other income increased to $5.9 million in 1999 from $3.1 million in 1998. Approximately $0.4 million of the increase related to the 1998 Acquisition Centers and $2.3 million of the increase was attributable to the Same Centers. Included in the Same Centers increase was $1.6 million attributable to interest income on a $70.8 million note from the Company to the Management Companies relating to the acquisition of Los Cerritos Center on June 2, 1999.

                       THE MACERICH COMPANY (THE COMPANY)

         COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998, CONTINUED:

         EXPENSES

         Shopping center expenses increased to $72.5 million in 1999 compared to $62.1 million in 1998. Approximately $10.9 million of the increase resulted from the 1998 Acquisition Centers. The other Centers had a net decrease of $0.5 million in shopping center expenses resulting primarily from decreased property taxes and recoverable expenses.

         General and administrative expenses increased to $4.1 million in 1999 from $3.1 million in 1998 primarily because of the accounting change required by EITF 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions," which requires the expensing of internal acquisition costs. Previously in accordance with GAAP, certain internal acquisition costs were capitalized. The increase is also partially attributable to higher executive and director compensation expense.

         INTEREST EXPENSE

         Interest expense increased to $85.2 million in 1999 from $66.1 million in 1998. This increase of $19.1 million is primarily attributable to the acquisition activity in 1998 and 1999, which was partially funded with secured debt and borrowings under the Company's line of credit.

         DEPRECIATION AND AMORTIZATION

         Depreciation increased to $46.4 million from $38.9 million in 1998. This increase relates primarily to the 1998 Acquisition Centers.

         INCOME FROM UNCONSOLIDATED JOINT VENTURES AND MANAGEMENT COMPANIES

         The income from unconsolidated joint ventures and the Management Companies was $16.7 million for 1999, compared to income of $8.4 million in 1998. A total of $4.7 million of the change is attributable to the 1998 acquisitions by SDG Macerich Properties, L.P. and $3.8 million of the change is attributable to the 1999 acquisition by Pacific Premier Retail Trust. These increases are partially offset by a decrease of $0.2 million at the Management Companies.

         EXTRAORDINARY LOSS FROM  EARLY EXTINGUISHMENT OF DEBT

         In 1999, the Company wrote off $1.0 million of unamortized financing costs, compared to $2.4 million written off in 1998.

         NET INCOME AVAILABLE TO COMMON STOCKHOLDERS

         As a result of the foregoing, net income available to common stockholders increased to $27.0 million in 1999 from $18.8 million in 1998.

                       THE MACERICH COMPANY (THE COMPANY)

         COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998, CONTINUED:

         OPERATING ACTIVITIES

         Cash flow from operations was $97.0 million in 1999 compared to $82.8 million in 1998. The increase is primarily because of increased net operating income from the 1998 and 1999 Acquisition Centers.

         INVESTING ACTIVITIES

         Cash flow used in investing activities was $228.9 million in 1999 compared to $655.8 million in 1998. The change resulted primarily from the cash contributions required by the Company for the joint venture acquisitions of $240.2 million in 1998 compared to $88.1 million in 1999.

         FINANCING ACTIVITIES

         Cash flow from financing activities was $130.1 million in 1999 compared to $564.8 million in 1998. The decrease resulted from no equity offerings in the nine months ended September 30, 1999 compared to 6,520,181 shares of common stock sold in the nine months ended September 30, 1998. Additionally, 9,114,602 shares of preferred stock were sold in the first and second quarters of 1998.

         FUNDS FROM OPERATIONS

         Primarily because of the factors mentioned above, Funds from Operations
         - Diluted increased 46.9% to $118.4 million from $80.6 million in 1998.

RESULTS OF OPERATIONS

   COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         REVENUES

         Minimum and percentage rents increased by 10% to $55.0 million in 1999 from $49.9 million in 1998. Approximately $2.4 million of the increase resulted from the 1998 Acquisition Centers and $3.1 million of the increase was attributable to the Same Centers. In May 1998, the FASB, through the EITF, modified the timing of recognition of revenue for percentage rent received from tenants in EITF 98-9, "Accounting for Contingent Rent in Interim Financial Periods." The Company applied this accounting change as of April 1, 1998. The accounting change had the effect of deferring $1.0 million of percentage rent in the third quarter of 1998 attributable to the Same Centers into the fourth quarter of 1998. During the fourth quarter of 1998, the FASB reversed EITF 98-9. Accordingly, the Company has resumed accounting for percentage rent on the accrual basis effective January 1, 1999. These increases were partially offset by revenue decreases at the Redevelopment Centers of $0.4 million in 1999.

                       THE MACERICH COMPANY (THE COMPANY)

         COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998,
         CONTINUED:

         Tenant recoveries increased to $25.5 million in 1999 from $23.9 million in 1998. The 1998 Acquisition Centers generated $0.2 million of this increase, $0.8 million of the increase was attributable to the Same Centers and $0.6 million related to the Redevelopment Centers.

         Other income increased to $2.7 million in 1999 from $1.2 million in 1998. Approximately $1.4 million of the increase was attributable to the Same Centers and $0.1 million to the Redevelopment Centers. Included in the Same Centers increase was $1.2 million attributable to interest income on a $70.8 million note from the Company to the Management Companies relating to the acquisition of Los Cerritos Center on June 2, 1999.

         EXPENSES

         Shopping center expenses increased to $25.3 million in 1999 compared to $24.1 million in 1998. Approximately $0.9 million of the increase resulted from the 1998 Redevelopment Centers and $0.4 million of the increase was from the Acquisition Centers. The Same Centers had a net decrease of $0.1 million in shopping center expenses resulting primarily from decreased property taxes and recoverable expenses.

         General and administrative expenses increased to $1.2 million in 1999 from $0.9 million in 1998 primarily due to higher executive and director compensation expense.

         INTEREST EXPENSE

         Interest expense increased to $29.8 million in 1999 from $24.9 million in 1998. This increase of $4.9 million is primarily attributable to the acquisition activity in 1998 and 1999, which was partially funded with secured debt and borrowings under the Company's line of credit.

         DEPRECIATION AND AMORTIZATION

         Depreciation increased to $15.9 million from $15.3 million in 1998. This increase relates primarily to the 1998 Acquisition Centers.

         INCOME FROM UNCONSOLIDATED JOINT VENTURES AND MANAGEMENT COMPANIES

         The income from unconsolidated joint ventures and the Management Companies was $6.1 million for 1999, compared to income of $2.9 million in 1998. A total of $1.2 million of the change is attributable to the 1998 acquisitions by SDG Macerich Properties, L.P. and $2.0 million of the change is attributable to the 1999 acquisition by Pacific Premier Retail Trust.

         NET INCOME AVAILABLE TO COMMON STOCKHOLDERS

         As a result of the foregoing, net income available to common stockholders increased to $9.1 million in 1999 from $4.6 million in 1998.

                       THE MACERICH COMPANY (THE COMPANY)

         COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998,
         CONTINUED:

         FUNDS FROM OPERATIONS

         Primarily because of the factors mentioned above, Funds from Operations
         - Diluted increased 32.4% to $40.9 million from $30.9 million in 1998.

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

         The Company's total outstanding loan indebtedness at September 30, 1999 was $2.3 billion (including its pro rata share of joint venture debt). This equated to a debt to Total Market Capitalization (defined as total debt of the Company, including its pro rata share of joint venture debt, plus aggregate market value of outstanding shares of common stock, assuming full conversion of OP Units and preferred stock into common stock) ratio of approximately 64% at September 30, 1999. The Company's debt consists primarily of fixed-rate conventional mortgages payable secured by individual properties.

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

                       THE MACERICH COMPANY (THE COMPANY)

         The Company has an unsecured line of credit for up to $150.0 million. There was $134.5 million of borrowings outstanding at September 30, 1999.

         At September 30, 1999, the Company had cash and cash equivalents available of $23.3 million.

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

         The Company has initiated a Year 2000 compliance program consisting of the following phases: (1) identification of Year 2000 issues; (2) assessment of Year 2000 compliance of systems; (3) remediation or replacement of non-compliant systems; (4) testing of critical systems to verify compliance; and (5) contingency planning, as appropriate. This program includes a review of both information technology ("IT") and non-IT systems of the centers in which the Company has an ownership interest and manages, excluding Santa Monica Place which was acquired on October 29, 1999. The Company's Year 2000 team which consists of management as well as operational and IT staff members is supervising this program.

         IT SYSTEMS

         The Company has reviewed its core computer hardware systems and software programs to determine if such systems and programs will properly process dates in the Year 2000 and thereafter. Based on manufacturer or vendor information, the Company presently believes that all of its critical computer hardware systems and software programs are substantially Year 2000 compliant. One critical hardware system needed a Year 2000 upgrade which the Company installed at a cost of approximately $13,100. The Company recently concluded its own evaluation and testing and based upon such results the Company believes its critical hardware systems and software are substantially Year 2000 compliant.

         The most important software program to the Company's operations is its property management and accounting software. The Company has been advised by its independent software vendor that it has completed its evaluation, testing and modification of this program and the necessary changes have been completed to achieve Year 2000 compliance. The Company completed its own evaluation and testing and based upon such testing, the Company believes that this software is substantially Year 2000 compliant.

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

         All of the Company's properties have completed their initial assessment of each system and have substantially completed the process of verifying Year 2000 compliance through the manufacturers and/or vendors of the systems. Approximately 94% of the critical operating systems at the centers for which the Company has received information from manufacturers or vendors are substantially Year 2000 compliant as reported by such entities. Certain critical systems, 11 energy management systems, five telephone systems, two fire alarm systems, one security alarm system, one CCTV system, one HVAC system and one elevator intercom system, required Year 2000 upgrades at an aggregate cost of approximately $60,000. Most of the Y2K upgrades have been successfully installed or are in process. Other non-compliant critical systems are being upgraded by the manufacturer at no cost to the Company or were previously scheduled for replacement or upgrades prior to January 1, 2000. With respect to approximately 8% of its critical operating systems at the centers, the Company has not received the necessary information to assess the Year 2000 compliance of such systems or the necessary remediation steps. The Company continues to contact these manufacturers/vendors to obtain the information necessary to complete its Year 2000 compliance assessment. The Company is also beginning the process of assessing the risk to the center assuming the system is not compliant and developing contingency plans, as appropriate.

         Each property prepared remediation and testing recommendations and time lines based on the importance of each system to the property's operations and information received from the manufacturer/vendor. The Company has been coordinating the testing phase with the manufacturers/vendors of the systems, as appropriate. Approximately 75% of the critical systems at the centers have tested successfully for Year 2000 compliance or are not date-sensitive. The Company continues to contact the vendors and manufacturers of the remaining critical systems for testing information and assistance and anticipates completion of the testing of substantially all critical operating systems by December 1, 1999. If such testing information and assistance is not provided, completion of this phase may be delayed. The Company expects the Year 2000 program to continue beyond January 1, 2000 with respect to non-critical operating systems and issues.

                       THE MACERICH COMPANY (THE COMPANY)

         MATERIAL THIRD PARTIES

         The Company mailed surveys to its material vendors, utilities and tenants about their plans and progress in addressing the Year 2000 issue. Those entities surveyed include the utilities for each center (i.e., electric, gas, water, telephone and waste management companies), the largest tenants of the Company based on the amount of their 1998 rent payments and certain Anchor tenants. As of this date, the Company has received responses from approximately 95% of those entities surveyed. Generally, the responses received state that the entity is in the process of addressing the Year 2000 compliance issues and expects to achieve compliance prior to January 1, 2000. Approximately 45% of those entities have indicated their mission critical systems are Year 2000 compliant.

         COSTS

         Because the Company's assessment, remediation and testing efforts are ongoing, the Company is unable to estimate the total costs of achieving Year 2000 compliance for its IT and non-IT systems. Based on information received from manufacturers/vendors, the Company presently anticipates that the assessment and remediation costs will not be material. As of September 30, 1999, the Company has not expended significant amounts since its evaluation of Year 2000 issues has been primarily conducted by its own personnel. The Company does not separately record the internal costs incurred for its Year 2000 compliance program. Such costs are primarily the related payroll costs for its personnel who are part of the Year 2000 program. Independent electricians conducted Year 2000 compliance reviews of the electrical infrastructure at each center for an aggregate cost of approximately $13,000.

         RISKS

         As is true of most businesses, the Company is vulnerable to external forces that might generally effect industry and commerce, such as utility company Year 2000 compliance failures and related service interruptions. In addition, failure of information and operating systems of tenants and/or failure of their respective material vendors to provide products and services may delay or otherwise adversely impact the payment of rent to the Company or impair the ability of a tenant to operate. Although a formal contingency plan has not yet been developed for dealing with the most reasonably likely worst case scenario, the Company has focused on the power companies serving each center and each center has prepared security contingency plans to deal with potential power failures or interruptions. The Company will continue to evaluate other potential areas of risk and develop contingency plans, as appropriate.

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

                                                                               Nine months ended September 30,
                                                                              1999                         1998
                                                                    ------------------------     ------------------------
                                                                      Shares        Amount         Shares        Amount
                                                                    ----------    ----------     ----------    ----------
                                                                                     (amounts in thousands)
Net income - available to common stockholders                                        $27,008                      $18,769

Adjustments to reconcile net income to FFO - basic:
     Minority interest                                                                 9,795                        7,748
     Depreciation and amortization on wholly owned centers                            46,434                       38,919
     Pro rata share of unconsolidated entities' depreciation and
          amortization                                                                14,091                        7,982
     Gain on sale of assets                                                             (162)                          (9)
     Extraordinary loss on early extinguishment of debt                                1,016                        2,414
     Pro rata share of (gain) loss on sale of assets
          from unconsolidated entities                                                  (399)                         164
     Amortization of financing costs                                                  (2,717)                      (2,109)
     Depreciation of personal property                                                  (807)                        (534)
                                                                                  ----------                   ----------

FFO - basic (1)                                                         46,286        94,259         42,310        73,344

Additional adjustments to arrive at FFO - diluted:
     Impact of convertible preferred stock                               9,115        13,581          5,027         6,898
     Impact of stock options and restricted stock using
         the treasury method                                               468         1,141            610           411
     Impact of convertible debentures                                    5,186         9,453       (n/a anti-dilutive)
                                                                    ----------    ----------     ----------    ----------

FFO - diluted (2)                                                       61,055      $118,434         47,947       $80,653
                                                                    ==========    ==========     ==========    ==========

                       THE MACERICH COMPANY (THE COMPANY)


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

                                                                              Three months ended September 30,
                                                                              1999                        1998
                                                                   ------------------------  --------------------------
                                                                      Shares        Amount         Shares        Amount
                                                                    ----------    ----------     ----------    ----------
                                                                                    (amounts in thousands)
Net income - available to common stockholders                                         $9,125                       $4,579

Adjustments to reconcile net income to FFO - basic:
     Minority interest                                                                 3,307                        1,558
     Depreciation and amortization on wholly owned centers                            15,895                       15,312
     Pro rata share of unconsolidated entities' depreciation and
          amortization                                                                 5,626                        3,557
     Gain on sale of assets                                                             (162)                           -
     Extraordinary loss on early extinguishment of debt                                   28                        2,324
     Pro rata share of (gain) loss on sale of assets
          from unconsolidated entities                                                    75                            -
     Amortization of financing costs                                                  (1,035)                        (608)
     Depreciation of personal property                                                  (385)                        (168)
                                                                                   ----------                   ----------

FFO - basic (1)                                                         46,318        32,474         44,761        26,554

Additional adjustments to arrive at FFO - diluted:
     Impact of convertible preferred stock                               9,115         4,740          9,114         4,193
     Impact of stock options and restricted stock using
         the treasury method                                               535           530            592           155
     Impact of convertible debentures                                    5,186         3,177          (n/a anti-dilutive)
                                                                    ----------    ----------     ----------    ----------
FFO - diluted (2)                                                       61,154       $40,921         54,467       $30,902
                                                                    ==========    ==========     ==========    ==========

         1) Calculated based upon basic net income as adjusted to reach basic FFO. Weighted average number of shares includes the weighted average number of shares of common stock outstanding for 1999 and 1998 assuming the conversion of all outstanding OP units.

         2) The computation of FFO - diluted and diluted average number of shares outstanding includes the effect of outstanding common stock options and restricted stock using the treasury method. Convertible debentures are dilutive for the nine and three months ending September 30, 1999 and therefore assumed converted to equity to calculate FFO - diluted in 1999. The debentures are anti-dilutive for the nine and three months ending September 30, 1998 and therefore are not assumed converted to equity for the period ended September 30, 1998. On February 25, 1998, the Company sold $100 million of its Series A Preferred Stock. On June 17, 1998, the Company sold $150 million of its Series B Preferred Stock Each series of preferred stock can be converted on a one for one basis for common stock. These preferred shares are not assumed converted for purposes of net income per share as they would be anti-dilutive to that calculation. The preferred shares are assumed converted for purposes of FFO diluted per share as they are dilutive to that calculation.

                       THE MACERICH COMPANY (THE COMPANY)


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

         Included in minimum rents were rents attributable to the accounting practice of straight-lining of rents. The amount of straight-lining of rents that impacted minimum rents was $1.9 million and $2.7 million for the nine months ended September 30, 1999 and 1998, respectively; and $0.7 million and $0.9 million for the three months ended September 30, 1999 and 1998, respectively.

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

         In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which was initially to become effective for the Company's consolidated financial statements for periods beginning January 1, 2000. The new standard requires companies to record derivatives on the balance sheet, measured at fair value. Changes in the fair value of those derivatives will be accounted for based on the use of the derivative and whether it qualifies for hedge accounting. The key criteria for hedge accounting is whether the hedging relationship is highly effective in achieving offsetting changes in fair value or cash flows. The Company has not yet determined when it will implement SFAS 133 nor has it completed the complex analysis required to determine the impact of SFAS 133 on its consolidated financial statements.

                       THE MACERICH COMPANY (THE COMPANY)


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

         NEW ACCOUNTING PRONOUNCEMENTS ISSUED - CONTINUED:

         In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delays the implementation of SFAS 133 for the Company's consolidated financial statements to January 1, 2001.

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

         The following table sets forth information as of September 30, 1999 concerning the Company's long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV").

                                            For the Years Ended December 31,
                                                (dollars in thousands)
                                    1999        2000       2001      2002        2003     Thereafter       Total           FV
                                  --------    --------   --------   --------   --------   -----------    ----------    ----------
Wholly Owned Centers:
Long term debt:
  Fixed rate                       $ 9,671    $ 38,628   $107,253   $ 10,255   $ 97,900   $  985,944     $1,249,651    $1,198,251
  Average interest rate               7.35%       7.34%      7.36%      7.33%      7.33%        7.28%          7.33%           --
  Fixed rate - Debentures               --          --         --    161,400         --           --        161,400       156,861
  Average interest rate                 --          --         --       7.25%        --           --           7.25%           --
  Variable rate                     60,000      60,000    186,651         --         --           --        306,651       306,651
  Average interest rate               7.28%        8.0%      6.58%        --         --           --           6.97%           --
                                  --------    --------   --------   --------   --------   -----------    ----------    ----------
Total debt - Wholly owned Centers  $69,671    $ 98,628   $293,904   $171,655   $ 97,900   $  985,914     $1,717,702    $1,661,763
                                  --------    --------   --------   --------   --------   -----------    ----------    ----------

Joint Venture Centers:
(at Company's pro rata share)

  Fixed rate                       $ 4,672    $ 26,976   $  7,160   $  7,651   $  8,179   $  440,088     $  494,726    $  450,750
  Average interest rate               6.60%       6.60%      6.61%      6.61%      6.61%        6.61%          6.61%           --
  Variable rate                         --          --         --         --     92,500           --         92,500        92,500
  Average interest rate                 --          --         --         --       6.15%          --           6.15%           --
                                  --------    --------   --------   --------   --------   -----------    ----------    ----------
Total debt - All Centers           $74,343    $125,604   $301,064   $179,306   $198,579   $1,426,032     $2,304,928    $2,205,013
                                  --------    --------   --------   --------   --------   -----------    ----------    ----------
                                  --------    --------   --------   --------   --------   -----------    ----------    ----------




         The total variable rate debt of $60,000 maturing in 1999, was paid off in full by the Company on October 8, 1999 and replaced with a new loan of $72.0 million at a fixed rate of 7.75%, maturing in 2009. The $60.0 million of floating rate debt maturing in 2000 was paid off in full on October 28, 1999. Of the $186.7 million of variable rate debt maturing in 2001, $134.5 million represents the outstanding borrowings under the Company's credit facility. The credit facility matures in February 2000, with a one year option to extend the maturity date to February 2001. The table reflects the Company extending the maturity date to February 2001. The balance of $52.2 million represents outstanding borrowings under the Pacific View construction loan.

                       THE MACERICH COMPANY (THE COMPANY)

         In addition, the Company has assessed the market risk for its variable rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $3.9 million per year based on $399.2 million outstanding at September 30, 1999.

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

Item 2   Changes in Securities and Use of Proceeds

         On August 27, 1999, the Company issued 10,000 shares of common stock upon the redemption of 10,000 OP Units in a private placement to a limited partner of the Operating Partnership, an accredited investor, pursuant to Section 4 (2) of the Securities Act of 1933.

Item 3   Defaults Upon Senior Securities

         None

Item 4   Submission of Matters to a Vote of Security Holders

         None

Item 5   Other Information

         None

Item 6   Exhibits and Reports on Form 8-K

         (a)  Exhibits

         Number   Description
         ------   -----------

         10.1 1999 Cash Bonus/Restricted Stock and Stock Unit Program under the Amended and Restated 1994 Incentive Plan (including the forms of Award Agreements).

         (b)  Reports on Form 8-K

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


                                       The Macerich Company





                                       By: /s/ Thomas E. O'Hern
                                           --------------------
                                           Thomas E. O'Hern
                                           Executive Vice President and
                                           Chief Financial Officer


Date:  November 12, 1999

                       THE MACERICH COMPANY (THE COMPANY)


                                  Exhibit Index


Exhibit No.                                                                Page
-----------                                                                ----
    (a)  Exhibits

         Number            Description
         ------            -----------

         10.1              1999 Cash Bonus/Restricted Stock and Stock
                           Unit Program under the Amended and Restated
                           1994 Incentive Plan (including the forms of Award Agreements).


