Form 10-K
period 1999-12-31
MACERICH CO
filed 2000-03-21
CIK 912242

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1999.

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from __________________ to __________________
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


Registrant's telephone number, including area code: (310) 394-6000 SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                       Name of each exchange
           Title of each class                          on which registered
           -------------------                          -------------------
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
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X  NO   .
                                             ---   ---

         Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. / /

         As of February 29, 2000, the aggregate market value of the 25,479,497 shares of Common Stock held by non-affiliates of the registrant was $513 million based upon the closing price ($20.125) on the New York Stock Exchange composite tape on such date. (For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant and certain other shareholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.) As of February 29, 2000, there were 34,107,497 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the annual stockholders meeting to be held in 2000 are incorporated by reference into Part III.

                              THE MACERICH COMPANY
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                TABLE OF CONTENTS

ITEM NO.                                                                             PAGE NO.
--------                                                                             --------
                                     PART I

  1.    Business.....................................................................   1-10
  2.    Properties...................................................................  11-17
  3.    Legal Proceedings............................................................     18
  4.    Submission of Matters to a Vote of Security Holders..........................     18

                                     PART II

  5.    Market for the Registrant's Common Equity and Related Stockholder Matters....  19-20
  6.    Selected Financial Data......................................................  20-22
  7.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................................  23-34
  7A.   Quantitative and Qualitative Disclosures
            About Market Risk........................................................     35
  8.    Financial Statements and Supplementary Data..................................     35

  9.    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure......................................     35

                                    PART III

  10.   Directors and Executive Officers of the Company..............................     36
  11.   Executive Compensation.......................................................     36
  12.   Security Ownership of Certain Beneficial Owners and Management...............     36
  13.   Certain Relationships and Related Transactions...............................     36

                                     PART IV

  14.   Exhibits, Financial Statements, Financial Statement Schedules and
        Reports on Form 8-K..........................................................  37-92

                                   SIGNATURES

                                     PART I
ITEM I.  BUSINESS

         GENERAL

         The Macerich Company (the "Company") is involved in the acquisition, ownership, redevelopment, management and leasing of regional and community shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"). The Operating Partnership owns or has an ownership interest in 47 regional shopping centers and five community shopping centers aggregating approximately 42 million square feet of gross leasable area ("GLA"). These 52 regional and community shopping centers are referred to hereinafter as the "Centers", unless the context otherwise requires. The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Company's three management companies, Macerich Property Management Company, a California corporation, Macerich Manhattan Management Company, a California corporation, and Macerich Management Company, a California corporation (collectively, the "Management Companies").

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

RECENT DEVELOPMENTS

         A. ACQUISITIONS AND JOINT VENTURE DEVELOPMENTS

         On February 18, 1999, the Company, through a 51/49 joint venture with Ontario Teachers' Pension Plan Board (" Ontario Teachers' ") closed on the first phase of a two phase acquisition of a portfolio of properties. The phase one closing included the acquisition of three regional malls, the retail component of a mixed-use development, five contiguous properties and two non-contiguous community shopping centers comprising approximately 3.6 million square feet for a total purchase price of approximately $427.0 million. The purchase price was funded with a $120.0 million loan placed concurrently with the closing, $140.4 million of debt from an affiliate of the seller, and $39.4 million of assumed debt. The balance of the purchase price was paid in cash. The Company's share of the cash component was funded with the proceeds from two refinancings of centers and borrowings under the Company's line of credit. On July 12, 1999, the Company closed on the second phase of the acquisition. The second phase consisted of the acquisition of the office component of the mixed-use development for a purchase price of approximately $111.0 million. The purchase price was funded with a $76.7 million loan placed concurrently with the closing and the balance was paid in cash. The Company's share of the cash component was funded from borrowings under the Company's line of credit. The two non-contiguous community shopping centers were subsequently sold in October and November of 1999.

         On June 2, 1999, Macerich Cerritos, LLC, ("Cerritos") a wholly-owned subsidiary of Macerich Management Company, acquired Los Cerritos Center, a 1,304,262 square foot super regional mall in Cerritos, California. The total purchase price was $188.0 million, which was funded with $120.0 million of debt placed concurrently with the closing and a $70.8 million loan from the Company. The Company funded this loan from borrowings under a $60.0 million bank loan agreement and the balance from the Company's line of credit.

         On October 26, 1999, 49% of the membership interests of Macerich Stonewood, LLC ("Stonewood"), Cerritos and Macerich Lakewood, LLC ("Lakewood") were sold to Ontario Teachers' and concurrently Ontario Teachers' and the Company contributed their 99% collective membership interests in Stonewood and Cerritos and 100% of their collective membership interests in Lakewood to Pacific Premier Retail Trust ("PPRT"), a real estate investment trust, owned approximately 51% by the Company and 49% by Ontario Teachers. Lakewood, Stonewood and Cerritos, own Lakewood Mall, Stonewood Mall and Los Cerritos Center, respectively. The total value of the transaction was approximately $535.0 million. The properties were contributed to PPRT subject to existing debt of $322.0 million. The net cash proceeds to the Company were approximately $104.0 million which were used for reduction of debt and for general corporate purposes.

         On October 29, 1999, Macerich Santa Monica, LLC, a wholly-owned indirect subsidiary of the Company, acquired Santa Monica Place, a 560,623 square foot regional mall located in Santa Monica, California. The total purchase price was $130.8 million, which was funded with $80.0 million of debt placed concurrently with the closing with the balance funded from proceeds from the PPRT transaction described above.

         B. REFINANCINGS

         On February 4, 1999, the Company refinanced the debt on Queens Center. A $65.1 million floating rate loan was paid in full and a new note was issued for $100.0 million bearing interest at a fixed rate of 6.88% and maturing March 1, 2009.

         On February 17, 1999, the Company refinanced the debt on South Plains Mall. A $28.4 million loan, at an effective interest rate of 6.3%, was paid in full and a new note was issued for $65.0 million bearing interest at a fixed rate of 8.22% and maturing March 1, 2009.

         On April 30, 1999, the Company refinanced the debt on Carmel Plaza. A $25.0 million floating rate loan was paid in full and a new note was issued for $29.0 million bearing interest at a fixed rate of 8.18% and maturing May 1, 2009.

         On October 8, 1999, the Company refinanced the debt on Village at Corte Madera. A $60.0 million floating rate loan was paid in full and a new note was issued for $72.0 million bearing interest at a fixed rate of 7.75% and maturing November 1, 2009.

         C. OTHER EVENTS

         On November 15, 1999, the Company redeemed $25.1 million of Operating Partnership Units ("OP Units") of the Operating Partnership for cash from various unit holders. A total of 1,266,687 of OP Units were redeemed for cash at the Company's option in lieu of exchanging common stock for OP Units.

         On November 16, 1999, the Company sold Huntington Center. Huntington Center is a shopping center located in Huntington Beach, California, that was purchased by the Company in December 1996. The Center was purchased as part of a package with Fresno Fashion Fair in Fresno, California, and Pacific View (formerly know as Buenaventura Mall) in Ventura, California. The Center was sold for $48.0 million and the net cash proceeds from the sale were used for general corporate purposes.

THE SHOPPING CENTER INDUSTRY

         GENERAL

         There are several types of retail shopping centers, which are differentiated primarily based on size and marketing strategy. Regional shopping centers generally contain in excess of 400,000 square feet of GLA, are typically anchored by two or more department or large retail stores ("Anchors") and are referred to as "Regional Shopping Centers" or "Malls". Regional Shopping Centers also typically contain numerous diversified retail stores ("Mall Stores"), most of which are national or regional retailers typically located along corridors connecting the Anchors. Community Shopping Centers, also referred to as "strip centers," are retail shopping centers that are designed to attract local or neighborhood customers and are typically anchored by one or more supermarkets, discount department stores and/or drug stores. Community Shopping Centers typically contain 100,000 square feet to 400,000 square feet of GLA. In addition, freestanding retail stores are located along the perimeter of the shopping centers ("Freestanding Stores"). Anchors, Mall and Freestanding Stores and other tenants typically contribute funds for the maintenance of the common areas, property taxes, insurance, advertising and other expenditures related to the operation of the shopping center.

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

         COMMUNITY SHOPPING CENTERS

         Community Shopping Centers are designed to attract local and neighborhood customers and are typically open air shopping centers, with one or more supermarkets, drugstores or discount department stores. National retailers such as Kids-R-Us at Bristol Shopping Center, Toys-R-Us at Boulder Plaza, Saks Fifth Avenue at Carmel Plaza and The Gap, Victoria's Secret and Express/Bath and Body at Villa Marina, provide the Company's Community Shopping Centers with the opportunity to draw from a much larger trade area than a typical supermarket or drugstore anchored Community Shopping Center.

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

         The Company believes strongly in decentralized leasing and accordingly, most of its leasing managers are located on-site to better understand the market and the community in which a Center is located. Leasing managers are charged with more than the responsibility of leasing space; they continually assess and fine tune each Center's tenant mix, identify and replace under performing tenants and seek to optimize existing tenant sizes and configurations.

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

         On February 18, 1999, the Company, along with a joint venture partner, acquired a portfolio of three regional malls, the retail component of a mixed-use development, five contiguous properties and two non-contiguous community shopping centers totaling approximately 3.6 million square feet. The Company is a 51% owner of this portfolio. The second phase of this transaction, which closed on July 12, 1999, consisted of the acquisition of the office component of the mixed-use development. The two non-contiguous community shopping centers were subsequently sold in October and November of 1999. Additionally, the Company acquired Los Cerritos Center in Cerritos, California, on June 2, 1999 and Santa Monica Place in Santa Monica, California, on October 29, 1999. Together, these properties are known as the "1999 Acquisition Centers."

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

         THE CENTERS. As of December 31, 1999, the Centers consist of 47 Regional Shopping Centers and five Community Shopping Centers aggregating approximately 42 million square feet of GLA. The 47 Regional Shopping Centers in the Company's portfolio average approximately 874,000 square feet of GLA and range in size from 1.8 million square feet of GLA at Lakewood Mall to 324,959 square feet of GLA at Panorama Mall. The Company's five Community Shopping Centers, Boulder Plaza, Bristol Shopping Center, Carmel Plaza, Great Falls Marketplace and Villa Marina Marketplace, have an average of 213,523 square feet of GLA. The 47 Regional Shopping Centers presently include 184 Anchors totaling approximately 23.1 million square feet of GLA and approximately 6,050 Mall and Freestanding Stores totaling approximately 19.1 million square feet of GLA.

         Total revenues increased from $283.9 million in 1998 to $327.4 million in 1999 primarily due to the 1999 and 1998 acquisitions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Lakewood Mall generated 10.5% of total shopping center revenues in 1997. No Center generated more than 10% of shopping center revenues during 1998 and 1999.

         COST OF OCCUPANCY

         The Company's management believes that in order to maximize the Company's operating cash flow, the Centers' Mall Store tenants must be able to operate profitably. A major factor contributing to tenant profitability is cost of occupancy. The following table summarizes occupancy costs for Mall Store tenants in the Centers as a percentage of total Mall Store sales for the last three years:

                                              For the Years Ended December 31,
                                           1997 (2)      1998 (3)      1999 (4)
                                          ----------    ----------    ----------
         Minimum rents                          7.9%          7.7%          7.4%
         Percentage rents                       0.4%          0.4%          0.5%
         Expense recoveries (1)                 3.0%          3.0%          2.9%
                                          ----------    ----------    ----------
         Mall tenant occupancy costs           11.3%         11.1%         10.8%
                                          ==========    ==========    ==========

(1) Represents real estate tax and common area maintenance charges.
(2) Excludes Centers acquired in 1997 (the "1997 Acquisition Centers"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(3) Excludes 1998 Acquisition Centers.
(4) Excludes 1999 Acquisition Centers.

         COMPETITION

         The 47 Regional Shopping Centers are generally located in developed areas in middle to upper income markets where there are relatively few other Regional Shopping Centers. In addition, 46 of the 47 Regional Shopping Centers contain more than 400,000 square feet of GLA. The Company intends to consider additional expansion and renovation projects to maintain and enhance the quality of the Centers and their competitive position in their trade areas.

         There are numerous owners and developers of real estate that compete with the Company in its trade areas. There are nine other publicly traded mall companies, any of which under certain circumstances, could compete against the Company for an acquisition, an Anchor or a tenant. This results in competition for both acquisition of centers and for tenants to occupy space. The existence of competing shopping centers could have a material impact on the Company's ability to lease space and on the level of rent that can be achieved. There is also increasing competition from other forms of retail, such as factory outlet centers, power centers, discount shopping clubs, mail-order services, internet shopping and home shopping networks that could adversely affect the Company's revenues.

         MAJOR TENANTS

         The Centers derived approximately 90.2% of their total rents for the year ended December 31, 1999 from Mall and Freestanding Stores. One tenant accounted for approximately 5.2% of annual base rents of the Company, and no other single tenant accounted for more than 3.2%, as of December 31, 1999.

         The following tenants (including their subsidiaries) represent the 10 largest tenants in the Company's portfolio (including joint ventures) based upon minimum rents in place as of December 31, 1999:

                                            NUMBER OF STORES        % OF TOTAL MINIMUM RENTS
                       TENANT                IN THE CENTERS          AS OF DECEMBER 31, 1999
                      --------               --------------          -----------------------
The Limited, Inc.                                 144                            5.2%
Venator Group, Inc.                               142                            3.2%
AT&T Wireless Services                             3                             2.8%
The Gap, Inc.                                      48                            2.4%
J.C. Penney Co., Inc.                              33                            1.7%
Barnes and Noble, Inc.                             24                            1.3%
Claire Stores, Inc.                                87                            1.2%
The Musicland Group, Inc.                          47                            1.1%
Federated Department Stores                        22                            1.1%
Sears, Roebuck & Company                           30                            1.1%

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

           The Company uses tenant spaces 10,000 square feet and under for comparing rental rate activity. Tenant space 10,000 square feet and under in the portfolio at December 31, 1999, comprises 76.9% of all Mall and Freestanding Store space. The Company believes that to include space over 10,000 square feet would provide a less meaningful comparison.

           When an existing lease expires, the Company is often able to enter into a new lease with a higher base rent component. The average base rent for new Mall and Freestanding Store leases, 10,000 square feet or under, commencing during 1999 was $29.76 per square foot, or 16% higher than the average base rent for all Mall and Freestanding Stores (10,000 square feet or under) at December 31, 1999 of $25.60 per square foot.

         The following table sets forth for the Centers the average base rent per square foot of Mall and Freestanding GLA, for tenants 10,000 square feet and under, as of December 31 for each of the past three years:

                                                          Average Base           Average Base
                                      Average Base     Rent Per Sq. Ft. on   Rent Per Sq. Ft. on
                                        Rent Per        Leases Commencing      Leases Expiring
                                     Square Foot (1)   During the Year (2)   During the Year (3)
                                     ---------------   -------------------   -------------------
DECEMBER 31,

1997............................            $24.27               $27.58               $24.84
1998............................            $25.08               $28.58               $26.34
1999............................            $25.60               $29.76               $27.29

(1) Average base rent per square foot is based on Mall and Freestanding Store GLA for spaces 10,000 square feet or under occupied as of December 31 for each of the Centers owned by the Company in 1997 (excluding the 1997 Acquisition Centers), 1998 (excluding the 1998 Acquisition Centers), and 1999 (excluding the 1999 Acquisition Centers).

(2) The base rent on lease signings during the year represents the actual rent to be paid on a per square foot basis during the first twelve months. The 1997 average excludes the 1997 Acquisition Centers, the 1998 average excludes the 1998 Acquisition Centers and the 1999 average excludes the 1999 Acquisition Centers.

(3) The average base rent on leases expiring during the year represents the final year minimum rent, on a cash basis, for all tenant leases 10,000 square feet or under expiring during the year. On a comparable space basis, average initial rents, excluding the impact of straight lining of rent, on leases 10,000 square feet or under commencing in 1999 was $30.85 compared to expiring rents of $27.29. The average base rent on leases expiring in 1997 excludes the 1997 Acquisition Centers, the average for 1998 excludes 1998 Acquisition Centers and the average for 1999 excludes the 1999 Acquisition Centers.

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

         Retail stores at the Centers other than Anchors may also seek the protection of the bankruptcy laws and/or close stores, which could result in the termination of such tenants' leases and thus cause a reduction in the cash flow generated by the Centers. Although no single retailer accounts for greater than 5.2% of total rents, the bankruptcy and/or closure of stores could result in decreased occupancy levels, reduced rental income or otherwise adversely impact the Centers. Although certain tenants have filed for bankruptcy, the Company does not believe such filings and any subsequent closures of their stores will have a material adverse impact on its operations.

         LEASE EXPIRATIONS

         The following table shows scheduled lease expirations (for Centers owned as of December 31, 1999) of Mall and Freestanding Stores 10,000 square feet or under for the next ten years, assuming that none of the tenants exercise renewal options:

                           Approximate       % of Total               Ending
               Number of     GLA of          Leased GLA            Base Rent per
Year Ending     Leases      Expiring       Represented by        Square Foot of
December 31,   Expiring      Leases      Expiring Leases (1)   Expiring Leases (1)
------------   --------      ------      -------------------   -------------------
   2000          649        1,160,538            10.8%             $   25.60
   2001          511          978,840             9.1%             $   26.96
   2002          489          937,921             8.7%             $   26.80
   2003          501        1,083,078            10.1%             $   25.38
   2004          454          978,543             9.1%             $   26.31
   2005          424        1,043,255             9.7%             $   27.40
   2006          375          981,021             9.1%             $   28.66
   2007          379        1,012,442             9.4%             $   28.20
   2008          380        1,017,344             9.5%             $   29.39
   2009          273          703,890             6.6%             $   29.32

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

         Anchors accounted for approximately 9.8% of the Company's total rent for the year ended December 31, 1999.

         The following table identifies each Anchor, each parent company that owns multiple Anchors and the number of square feet owned or leased by each such Anchor or parent company in the Company's portfolio at December 31, 1999:

                                                             GLA           GLA        TOTAL GLA
                                           NUMBER OF        OWNED         LEASED      OCCUPIED
NAME                                     ANCHOR STORES    BY ANCHOR     BY ANCHOR     BY ANCHOR
----                                     -------------   -----------   -----------   -----------
J.C. Penney (1)                                     33     1,320,631     3,056,055     4,376,686
Sears                                               30     2,197,192     1,625,942     3,823,134

Target Corp.
   Mervyn's                                         12       571,016       432,307     1,003,323
   Target                                            9       581,260       379,871       961,131
   Dayton's                                          2       115,193       100,790       215,983
                                         -------------   -----------   -----------   -----------
      Total                                         23     1,267,469       912,968     2,180,437

Federated Department Stores
   Macy's (2)                                       10     1,366,344       411,599     1,777,943
   Macy's Men's & Children                           1            --        76,650        76,650
   Macy's Men's & Home                               2            --       155,614       155,614
   Macy's Men's & Juniors                            1            --        70,256        70,256
   The Bon Marche                                    2            --       181,000       181,000
   Lazarus                                           1       159,068            --       159,068
                                         -------------   -----------   -----------   -----------
      Total                                         17     1,525,412       895,119     2,420,531

May Department Stores Co.
   Robinsons-May                                     6       676,928       494,102     1,171,030
   Foley's                                           4       725,316            --       725,316
   Hechts                                            2       140,000       141,772       281,772
   Famous Barr                                       1       180,000            --       180,000
   Meier & Frank                                     1       242,505            --       242,505
   Meier & Frank - ZCMI                              1            --       200,000       200,000
                                         -------------   -----------   -----------   -----------
      Total                                         15     1,964,749       835,874     2,800,623

Dillard's                                           14     1,257,162       662,735     1,919,897

Saks, Inc.
   Younker's                                         6            --       609,177       609,177
   Herberger's                                       5       188,000       283,891       471,891
                                         -------------   -----------   -----------   -----------
                                                    11       188,000       893,068     1,081,068

Montgomery Ward (3)                                  7       180,431       853,745     1,034,176
Gottschalks                                          5       332,638       283,772       616,410
Nordstrom                                            5       226,853       503,369       730,222
Von Maur                                             3       186,686        59,563       246,249
Belk                                                 2            --       127,950       127,950
Boscov's                                             2            --       314,717       314,717
Wal-Mart                                             2       281,455            --       281,455
Beall's                                              1            --        40,000        40,000
DeJong                                               1            --        43,811        43,811
Emporium                                             1            --        50,625        50,625
Home Depot                                           1            --       130,232       130,232
Kohl's                                               1            --        92,466        92,466
Lamonts                                              1            --        50,000        50,000
Peebles                                              1            --        42,090        42,090
Service Merchandise                                  1            --        60,000        60,000
Vacant (3)                                           7       224,222       387,673       611,895
                                         -------------   -----------   -----------   -----------
                                                   184    11,152,900    11,921,774    23,074,674
                                         =============   ===========   ===========   ===========

    ---------------------------

(1) This does not include the J.C. Penney currently under construction at Chesterfield Mall.
(2) This does not include the Macy's currently under construction at Lakewood Mall.
(3) Montgomery Ward filed for bankruptcy in 1997 and emerged from bankruptcy in late 1999. Montgomery Ward closed its stores at Holiday Village, Rimrock and Southridge in 1999. These three stores are included in Vacant Anchors as of December 31, 1999. The Montgomery Ward at Holiday Village is now owned by Herbergers. Dillards owns the former Montgomery Ward building at Rimrock.

ENVIRONMENTAL MATTERS

         Under various federal, state and local laws, ordinances and regulations, a current or prior owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on, under or in such property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of investigation, removal or remediation of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's or operator's ability to sell or rent such property or to borrow using such property as collateral. Persons or entities who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of a release of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person or entity. Certain environmental laws impose liability for release of asbestos-containing materials ("ACMs") into the air and third parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to ACMs. In connection with the ownership (direct or indirect), operation, management and development of real properties, the Company may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and therefore potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property.

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

         Based on these audits, and on other information, the Company is aware of the following environmental issues that are reasonably possible to result in costs associated with future investigation or remediation, or in environmental liability:

            - ASBESTOS. The Company has conducted ACM surveys at various locations within the Centers. The surveys indicate that ACMs are present or suspected in certain areas, primarily vinyl floor tiles, mastics, roofing materials, drywall tape and joint compounds. The identified ACMs are generally non-friable, in good condition, and possess low probabilities for disturbance. At certain Centers where ACMs are present or suspected, however, some ACMs have been or may be classified as "friable," and ultimately may require removal under certain conditions. The Company has developed and implemented an operations and maintenance (O&M) plan to manage ACMs in place.

            - UNDERGROUND STORAGE TANKS. Underground storage tanks ("USTs") are or were present at certain of the Centers, often in connection with tenant operations at gasoline stations or automotive tire, battery and accessory service centers located at such Centers. USTs also may be or have been present at properties neighboring certain Centers. Some of these tanks have either leaked or are suspected to have leaked. Where leakage has occurred, investigation, remediation, and monitoring costs may be incurred by the Company if responsible current or former tenants, or other responsible parties, are unavailable to pay such costs.

            - CHLORINATED HYDROCARBONS. The presence of chlorinated hydrocarbons such as perchloroethylene ("PCE") and its degradation byproducts have been detected at certain of the Centers, often in connection with tenant dry cleaning operations. Where PCE has been detected, the Company may incur investigation, remediation and monitoring costs if responsible current or former tenants, or other responsible parties, are unavailable to pay such costs.

         PCE has been detected in soil and groundwater in the vicinity of a dry cleaning establishment at North Valley Plaza, formerly owned by a joint venture of which the Company was a 50% member. The property was sold on December 18, 1997. The California Department of Toxic Substances Control ("DTSC") advised the Company in 1995 that very low levels of Dichloroethylene ("1,2 DCE"), a degradation byproduct of PCE, had been detected in a municipal water well located 1/4 mile west of the dry cleaners, and that the dry cleaning facility may have contributed to the introduction of 1,2 DCE into the water well. According to DTSC, the maximum contaminant level ("MCL") for 1,2 DCE which is permitted in drinking water is 6 parts per billion ("ppb"). The 1,2 DCE was detected in the water well at a concentration of 1.2 ppb, which is below the MCL. The Company has retained an environmental consultant and has initiated extensive testing of the site. Remediation began in October 1997. The joint venture agreed (between itself and the buyer) that it would be responsible for continuing to pursue the investigation and remediation of impacted soil and groundwater resulting from releases of PCE from the former dry cleaner. $149,466 and $153,100 have already been incurred by the joint venture for remediation, and professional and legal fees for the periods ending December 31, 1999 and 1998, respectively. An additional $258,566 remains reserved by the joint venture as of

December 31, 1999. The joint venture has been sharing costs on a 50/50 basis with a former owner of the property and intends to look to additional responsible parties for recovery.

         The Company acquired Fresno Fashion Fair in December 1996. Asbestos has been detected in structural fireproofing throughout much of the Center. Testing data conducted by professional environmental consulting firms indicates that the fireproofing is largely inaccessible to building occupants and is well adhered to the structural members. Additionally, airborne concentrations of asbestos were well within OSHA's permissible exposure limit ("PEL") of .1 fcc. The accounting for this acquisition includes a reserve of $3.3 million to cover future removal of this asbestos, as necessary. The Company incurred $90,876 and $255,500 in remediation costs for the twelve months ending December 31, 1999 and 1998, respectively.

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

QUALIFICATION AS A REAL ESTATE INVESTMENT TRUST

         The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its first taxable year ended December 31, 1994, and intends to conduct its operations so as to continue to qualify as a REIT under the Code. As a REIT, the Company generally will not be subject to federal and state income taxes on its net taxable income that it currently distributes to stockholders. Qualification and taxation as a REIT depends on the Company's ability to meet certain dividend distribution tests, share ownership requirements and various qualification tests prescribed in the Code.


EMPLOYEES

         The Company and the Management Companies employ approximately 1,651 persons, including eight executive officers, personnel in the areas of acquisitions and business development (7), property management (270), leasing
(75), redevelopment/construction (25), financial services (49) and legal affairs
(31). In addition, in an effort to minimize operating costs, the Company generally maintains its own security staff (572) and maintenance staff (614). Approximately 6 of these employees are represented by a union. The Company believes that relations with its employees are good.

ITEM 2. PROPERTIES The following table sets forth certain information about each of the Centers:

                                                  Year of      Year of                                   Percentage
Company's                                         Original     Most Recent                 Mall and      of Mall and
Ownership          Name of Center /             Construction/  Expansion /     Total     Free-standing  Free-standing
    %                Location (1)               Acquisition    Renovation     GLA (2)         GLA        GLA Leased
---------  -----------------------------------  -------------  -----------  -----------  -------------  -------------
  100%     Boulder Plaza                        1969 / 1989       1991          158,997     158,997         100.0%
             Boulder, Colorado
  100%     Bristol Shopping Center (4)          1966 / 1986       1992          165,279     165,279          90.6%
             Santa Ana, California
  50%      Broadway Plaza (4)                   1951 / 1985       1994          685,368     239,871          99.4%
             Walnut Creek, California
  100%     Capitola Mall (4)                    1977 / 1995       1988          584,872     205,155          90.2%
             Capitola, California
  100%     Carmel Plaza                         1974 / 1998       1993          115,215     115,215          91.2%
             Carmel, California
  100%     Chesterfield Towne Center            1975 / 1994       1997          884,100     421,135          95.3%
             Richmond, Virginia
  100%     Citadel, The                         1972 / 1997       1995        1,045,469     450,129          84.7%
             Colorado Springs, Colorado
  100%     Corte Madera, Village at             1985 / 1998       1994          428,398     210,398          92.0%
             Corte Madera, California
  100%     County East Mall                     1966 / 1986       1989          494,342     175,782          93.5%
             Antioch, California
  100%     Crossroads Mall                      1974 / 1994       1991        1,175,047     435,359          85.6%
             Oklahoma City, Oklahoma
  100%     Fresno Fashion Fair                  1970 / 1996       1983          874,306     313,425          96.1%
             Fresno, California
  100%     Great Falls Marketplace              1997 / 1997        -            179,821     179,821         100.0%
             Great Falls, Montana
  100%     Greeley Mall                         1973 / 1986       1987          573,238     229,876          80.0%
             Greeley, Colorado
  100%     Green Tree Mall (4)                  1968 / 1975       1995          785,037     341,041          83.1%
             Clarksville, Indiana
  100%     Holiday Village Mall (4)             1959 / 1979       1992          594,735     267,216          79.9%
             Great Falls, Montana
  10%      Manhattan Village Shopping Ctr (4)   1981 / 1997       1992          551,847     375,793          97.0%
             Manhattan Beach, California
  100%     Northgate Mall                       1964 / 1986       1987          743,795     273,464          90.2%
             San Rafael, California
  100%     Northwest Arkansas Mall              1972 / 1998       1997          822,703     309,033          94.4%
             Fayetteville, Arkansas
  50%      Panorama Mall                        1955 / 1979       1980          324,959     159,959          94.4%
             Panorama, California
  100%     Queens Center                        1973 / 1995       1991          624,260     156,117         100.0%
             Queens, New York


Company's                                                                                   Sales Per
Ownership          Name of Center /                                                          Square
    %                Location (1)                               Anchors                     Foot (3)
---------  -----------------------------------  ------------------------------------------  ---------
  100%     Boulder Plaza                                         -----                        $328
             Boulder, Colorado
  100%     Bristol Shopping Center (4)                           -----                         345
             Santa Ana, California
  50%      Broadway Plaza (4)                   Macy's, Nordstrom,                             517
             Walnut Creek, California             Macy's Men's and Juniors
  100%     Capitola Mall (4)                    Gottschalks, J.C. Penney,                      320
             Capitola, California                 Mervyn's, Sears
  100%     Carmel Plaza                                          -----                         346
             Carmel, California
  100%     Chesterfield Towne Center            Dillard's (two), Hechts, Sears                 324
             Richmond, Virginia                   J.C. Penney (9)
  100%     Citadel, The                         Dillard's, Foley's, J.C. Penney, Mervyn's      277
             Colorado Springs, Colorado
  100%     Corte Madera, Village at             Macy's, Nordstrom                              545
             Corte Madera, California
  100%     County East Mall                     Sears, Gottschalks, Mervyn's (6)               286
             Antioch, California
  100%     Crossroads Mall                      Dillards, Foley's, J.C. Penney,                263
             Oklahoma City, Oklahoma              Montgomery Ward
  100%     Fresno Fashion Fair                  Gottschalks, J.C. Penney, Macy's,              342
             Fresno, California                   Macy's Men's and Children
  100%     Great Falls Marketplace                               -----                         212
             Great Falls, Montana
  100%     Greeley Mall                         Dillard's (two), J.C. Penney, Sears,           256
             Greeley, Colorado                    Montgomery Ward
  100%     Green Tree Mall (4)                  Dillard's, J.C. Penney,                        333
             Clarksville, Indiana                 Sears, Target
  100%     Holiday Village Mall (4)             Herberger's, J.C. Penney, Sears (5)(6)         251
             Great Falls, Montana
  10%      Manhattan Village Shopping Ctr (4)   Macy's, Macy's Men's & Home                    659
             Manhattan Beach, California
  100%     Northgate Mall                       Macy's, Mervyns, Sears                         294
             San Rafael, California
  100%     Northwest Arkansas Mall              Dillard's (two), J.C. Penney, Sears            300
             Fayetteville, Arkansas
  50%      Panorama Mall                        Wal-Mart                                       431
             Panorama, California
  100%     Queens Center                        J.C. Penney, Macy's                            746
             Queens, New York

                                                  Year of      Year of                                   Percentage
Company's                                         Original     Most Recent                 Mall and      of Mall and
Ownership          Name of Center /             Construction/  Expansion /     Total     Free-standing  Free-standing
    %                Location (1)               Acquisition    Renovation     GLA (2)         GLA        GLA Leased
---------  -----------------------------------  -------------  -----------  -----------  -------------  -------------
  100%     Rimrock Mall                         1978 / 1996       1980          610,184     294,744          97.0%
             Billings, Montana
  100%     Salisbury, Centre at                 1990 / 1995       1990          883,634     278,653          90.6%
             Salisbury, Maryland
  100%     Santa Monica Place                   1980/1999         1990          560,623     277,373          99.4%
             Santa Monica, California
  100%     South Plains Mall                    1972 / 1998       1995        1,142,737     400,950          92.6%
             Lubbock, Texas
  100%     South Towne Center                   1987/1997         1997        1,235,499     458,987          95.6%
             Sandy, Utah
  100%     Valley View Center                   1973 / 1996       1996        1,567,574     509,677          90.9%
             Dallas, Texas
  100%     Villa Marina Marketplace             1972 /1996        1995          448,301     448,301          99.8%
             Marina Del Rey, California
  100%     Vintage Faire Mall                   1977 / 1996         -         1,031,678     331,759          90.9%
             Modesto, California
  19%      West Acres                           1972 / 1986       1992          929,822     377,267          95.6%
             Fargo, North Dakota
  100%     Westside Pavilion                    1985 / 1998       1991          756,017     397,889          93.8%
             Los Angeles, California                                         -----------   ---------        -------

           TOTAL / AVERAGE AT DECEMBER 31, 1999 (a)                          20,977,857   8,958,665          92.6%
                                                                             -----------   ---------        -------
           PACIFIC PREMIER RETAIL TRUST PROPERTIES (b):

  51%      Cascade Mall                         1989 / 1999       1998          584,614     265,733          89.1%
             Burlington, Washington
  51%      Kitsap Mall (4)                      1985 / 1999       1997          850,129     340,146          83.5%
             Silverdale, Washington
  51%      Lakewood Mall (10)                   1953 / 1975       2000        1,838,826     895,177          98.5%
             Lakewood, California
  51%      Los Cerritos Center (4)              1971 / 1999       1998        1,304,262     502,981          97.9%
             Cerritos, California


Company's                                                                                   Sales Per
Ownership          Name of Center /                                                          Square
    %                Location (1)                               Anchors                     Foot (3)
---------  -----------------------------------  ------------------------------------------  ---------
  100%     Rimrock Mall                         Dillard's, Herbergers, J.C. Penney (5)(6)      286
             Billings, Montana
  100%     Salisbury, Centre at                 Boscov's, J.C. Penney, Hechts,                 314
             Salisbury, Maryland                  Montgomery Ward, Sears
  100%     Santa Monica Place                   Macy's, Robinsons-May                          379
             Santa Monica, California
  100%     South Plains Mall                    Beall's, Dillards (two), J.C. Penney,          322
             Lubbock, Texas                       Meryvn's, Sears
  100%     South Towne Center                   Dillard's, J.C. Penney, Mervyn's,              240
             Sandy, Utah                          Target, Meier & Frank - ZCMI
  100%     Valley View Center                   Dillard's, Foleys, J.C. Penney,                303
             Dallas, Texas                        Sears
  100%     Villa Marina Marketplace                                -----                       459
             Marina Del Rey, California
  100%     Vintage Faire Mall                   Gottschalks, J.C. Penney, Macy's,              335
             Modesto, California                  Macy's Men's & Home, Sears
  19%      West Acres                           Daytons, Herberger's, J.C. Penney, Sears       363
             Fargo, North Dakota
  100%     Westside Pavilion                    Nordstrom, Robinsons-May                       388
             Los Angeles, California                                                         ------

           TOTAL / AVERAGE AT DECEMBER 31, 1999 (a)                                           $358
                                                                                             ------
           PACIFIC PREMIER RETAIL TRUST PROPERTIES (b):

  51%      Cascade Mall                         The Bon Marche, Emporium,                     $269
             Burlington, Washington               J.C. Penney, Sears, Target
  51%      Kitsap Mall (4)                      The Bon Marche, J.C. Penney, Lamonts,          314
             Silverdale, Washington               Mervyn's, Sears
  51%      Lakewood Mall (10)                   Home Depot, J.C. Penney, Mervyn's,             351
             Lakewood, California                 Montgomery Ward, Robinsons-May
  51%      Los Cerritos Center (4)              Macy's, Mervyn's, Nordstrom,                   369
             Cerritos, California                 Robinsons-May, Sears

                                                  Year of      Year of                                   Percentage
Company's                                         Original     Most Recent                 Mall and      of Mall and
Ownership          Name of Center /             Construction/  Expansion /     Total     Free-standing  Free-standing
    %                Location (1)               Acquisition    Renovation     GLA (2)         GLA        GLA Leased
---------  -----------------------------------  -------------  -----------  -----------  -------------  -------------
PACIFIC PREMIER RETAIL TRUST PROPERTIES, CONTINUED:
  51%      Redmond Town Center (4) (8)          1997 / 1999       2000        1,149,373   1,149,373          97.0%
             Redmond, Washington
  51%      Stonewood Mall (4)                   1953 / 1997       1991          927,508     356,761          86.8%
             Downey, California
  51%      Washington Square                    1974 / 1999       1995        1,391,434     423,107         100.0%
             Tigard, Oregon
                                                                              ---------   ---------         ------
           TOTAL / AVERAGE PACIFIC PREMIER RETAIL TRUST PROPERTIES            8,046,146   3,933,278          95.2%
                                                                              ---------   ---------         ------
           SDG MACERICH PROPERTIES, L.P. PROPERTIES:

50%        Eastland Mall (4)                    1978 / 1998       1995        1,075,745     482,790          89.9%
             Evansville, Indiana
50%        Empire Mall (4)                      1975 / 1998       1988        1,315,673     625,566          91.4%
             Sioux Falls, South Dakota
50%        Granite Run Mall                     1974 / 1998       1993        1,022,984     522,175          97.5%
             Media, Pennsylvania
50%        Lake Square Mall                     1980 / 1998       1992          561,077     265,040          86.4%
             Leesburg, Florida
50%        Lindale Mall                         1963 / 1998       1997          690,964     385,401          88.7%
             Cedar Rapids, Iowa
50%        Mesa Mall                            1980 / 1998       1991          856,258     430,441          93.8%
             Grand Junction, Colorado
50%        NorthPark Mall                       1973 / 1998       1994        1,040,868     389,335          88.1%
             Davenport, Iowa
50%        Rushmore Mall                        1978 / 1998       1992          834,491     429,831          89.3%
             Rapid City, South Dakota
50%        Southern Hills Mall                  1980 / 1998        --           752,712     439,135          96.6%
             Sioux City, Iowa
50%        SouthPark Mall                       1974 / 1998       1990        1,034,852     456,796          89.9%
             Moline, Illinois
50%        SouthRidge Mall (4)                  1975 / 1998       1998        1,008,607     510,801          90.4%
             Des Moines, Iowa
50%        Valley Mall                          1978 / 1998       1992          482,370     196,307          92.9%
             Harrisonburg, Virginia                                           ---------     -------         -------

TOTAL / AVERAGE SDG MACERICH PROPERTIES, L.P. PROPERTIES                     10,676,601   5,133,618          91.5%
                                                                             ----------   ----------        -------
GRAND TOTAL / AVERAGE AT DECEMBER 31, 1999 (c)                               39,700,604   18,025,561         92.8%
                                                                             ==========   ==========        =======

Company's                                                                                   Sales Per
Ownership          Name of Center /                                                          Square
    %                Location (1)                               Anchors                     Foot (3)
---------  -----------------------------------  ------------------------------------------  ---------
PACIFIC PREMIER RETAIL TRUST PROPERTIES, CONTINUED:
  51%      Redmond Town Center (4) (8)                            -----                       $285
             Redmond, Washington
  51%      Stonewood Mall (4)                   J.C. Penney, Mervyn's, Robinsons-May,          325
             Downey, California                   Sears
  51%      Washington Square                    J.C. Penney, Meier & Frank, Mervyn's,          488
             Tigard, Oregon                       Nordstrom, Sears                            -----

           TOTAL / AVERAGE PACIFIC PREMIER RETAIL TRUST PROPERTIES                            $353
                                                                                              -----
           SDG MACERICH PROPERTIES, L.P. PROPERTIES:

50%        Eastland Mall (4)                    DeJong, Famous Barr, J.C. Penney,             $355
             Evansville, Indiana                  Lazarus, Service Merchandise
50%        Empire Mall (4)                      Daytons, J.C. Penney, Kohl's                   372
             Sioux Falls, South Dakota            Sears, Target, Younkers (6)
50%        Granite Run Mall                     Boscov's, J.C. Penney, Sears                   286
             Media, Pennsylvania
50%        Lake Square Mall                     Belk, J.C. Penney, Sears, Target               224
             Leesburg, Florida
50%        Lindale Mall                         Sears, Von Maur, Younkers                      284
             Cedar Rapids, Iowa
50%        Mesa Mall                            Herberger's, J.C. Penney, Mervyn's,            227
             Grand Junction, Colorado             Sears, Target
50%        NorthPark Mall                       J.C. Penney, Montgomery Ward, Sears,           231
             Davenport, Iowa                      Von Maur, Younkers
50%        Rushmore Mall                        Herberger's, J.C. Penney, Sears,               271
             Rapid City, South Dakota             Target
50%        Southern Hills Mall                  Sears, Target, Younkers                        329
             Sioux City, Iowa
50%        SouthPark Mall                       J.C. Penney, Sears, Younkers,                  221
             Moline, Illinois                     Von Maur, Montgomery Ward
50%        SouthRidge Mall (4)                  Sears, Younkers, J.C. Penney,                  243
             Des Moines, Iowa                     Target, (5)(6)
50%        Valley Mall                          Belk, J.C. Penney, Wal-Mart,                   304
             Harrisonburg, Virginia               Peeble's                                    ----

TOTAL / AVERAGE SDG MACERICH PROPERTIES, L.P. PROPERTIES                                       284
                                                                                              ----
GRAND TOTAL / AVERAGE AT DECEMBER 31, 1999 (c)                                                $336
                                                                                              ====

                                                       Year of      Year of                                   Percentage
Company's                                              Original     Most Recent                 Mall and      of Mall and
Ownership          Name of Center /                  Construction/  Expansion /     Total     Free-standing  Free-standing
    %                Location (1)                    Acquisition    Renovation     GLA (2)         GLA        GLA Leased
---------  ----------------------------------------  -------------  -----------  -----------  -------------  -------------
  MAJOR REDEVELOPMENT PROPERTIES:
  100%     Crossroads Mall (4)                       1963 / 1979       1998          811,450      368,013           (7)
             Boulder, Colorado
  100%     Pacific View (formerly Buenaventura       1965 / 1996       1999        1,248,579      422,105           (7)
            Mall)
             Ventura, California
  100%     Parklane Mall (4)                         1967 / 1978       1998          386,911      257,191           (7)
             Reno, Nevada
                                                                                  -----------   ---------
TOTAL MAJOR REDEVELOPMENT PROPERTIES                                               2,446,940    1,047,309
                                                                                  -----------   ---------
GRAND TOTAL                                                                       42,147,544   19,072,870
                                                                                  ===========   =========

Company's                                                                                                  Sales Per
Ownership          Name of Center /                                                                         Square
    %                Location (1)                                    Anchors                               Foot (3)
---------  -----------------------------------       ----------------------------------------------------  ---------
  MAJOR REDEVELOPMENT PROPERTIES:
  100%     Crossroads Mall (4)                       Foley's, J.C. Penney, Sears (6)                            (7)
             Boulder, Colorado
  100%     Pacific View (formerly Buenaventura       J.C. Penney, Macy's, Montgomery Ward, Robinsons-May,       (7)
            Mall)                                    Sears
             Ventura, California
  100%     Parklane Mall (4)                         Gottschalks                                                (7)
             Reno, Nevada





a) Excluding Pacific Premier Retail Trust Properties, SDG Macerich Properties, L.P. Properties and Major Redevelopment Properties
b) Includes five contiguous freestanding properties
c) Excluding Major Redevelopment Properties

(1) The land underlying thirty-seven of the Centers is owned in fee entirely by the Company or, in the case of jointly-owned Centers, by the joint venture property partnership or limited liability company. All or part of the land underlying the remaining Centers is owned by third parties and leased to the Company or property partnership pursuant to long-term ground leases. Under the terms of a typical ground lease, the Company or property partnership pays rent for the use of the land and is generally responsible for all costs and expenses associated with the building and improvements. In some cases, the Company or property partnership has an option or right of first refusal to purchase the land. The termination dates of the ground leases range from 2000 to 2070.

(2) Includes GLA attributable to Anchors (whether owned or non-owned) and Mall and Freestanding Stores as of December 31, 1999.

(3) Sales are based on reports by retailers leasing Mall and Freestanding Stores for the year ending December 31, 1999 for tenants which have occupied such stores for a minimum of twelve months. Consistent with industry practices, sales per square foot are based on gross leased and occupied area, excluding theaters, and are not based on GLA.

(4) Portions of the land on which the Center is situated are subject to one or more ground leases.

(5) During 1997, Montgomery Ward filed for bankruptcy and emerged from bankruptcy in late 1999. Montgomery Ward closed its stores at Holiday Village Mall, Rimrock Mall and Southridge Mall in 1999. The Montgomery Ward at Holiday Village is owned by Herbergers. Dillards owns the former Montgomery Ward Building at Rimrock.

(6) These properties have a vacant Anchor location. The Company is contemplating various replacement tenant/redevelopment opportunities for these vacant sites.

(7) Certain spaces have been intentionally held off the market and remain vacant because of major redevelopment plans. As a result, the Company believes the percentage of Mall and Freestanding GLA leased and the sales per square foot at these major redevelopment properties is not meaningful data.

(8) The office portion of this mixed-use development does not have retail sales.

(9)   J.C. Penney is currently building a store at Chesterfield Mall.

(10)  Macy's is currently building a store at Lakewood Mall.

MORTGAGE DEBT

           The following table sets forth certain information regarding the mortgages encumbering the Centers, including those Centers in which the Company has less than a 100% interest. All mortgage debt is nonrecourse to the Company. The information set forth below is as of December 31, 1999.


                                                                                                                     Earliest Date
                                                                  Annual                                 Balance     on which all
                                                       Annual    Principal     Debt                      Due on        Notes Can
Property Pledged                            Fixed or  Interest    Balance     Service    Maturity        Maturity     Be Defeased
As Collateral                               Floating    Rate      (000'S)     (000'S)      Date          (000'S)     or Be Prepaid
-------------                               --------    ----      -------     -------      ----          -------     -------------
Wholly-Owned Centers:
Capitola Mall                                 Fixed       9.25%    $  36,983   $   3,801    12/15/2001    $  36,193      Any Time
Carmel Plaza                                  Fixed       8.18%       28,869       2,421      5/1/2009       25,642      5/26/2001
Chesterfield Towne Center (1)                 Fixed       9.07%       64,358       6,580      1/1/2024        1,087       1/1/2006
Citadel                                       Fixed       7.20%       73,377       6,648      1/1/2008       59,962       1/1/2003
Corte Madera, Village at                      Fixed       7.75%       71,949       6,190     11/1/2009       62,941      10/4/2003
Crossroads Mall - Boulder                     Fixed       7.08%       34,893       3,948    12/15/2010       28,107      1/15/2000
Fresno Fashion Fair                           Fixed       6.52%       69,000       4,561     8/10/2008       62,890     11/16/2000
Greeley Mall                                  Fixed       8.50%       16,228       2,245     9/15/2003       12,519      Any Time
Green Tree Mall/Crossroads - OK/
   Salisbury                                  Fixed       7.23%      117,714       8,499      3/5/2004      117,714      Any Time
Holiday Village                               Fixed       6.75%       17,000       1,147      4/1/2001       17,000      Any Time
Northgate Mall                                Fixed       6.75%       25,000       1,688      4/1/2001       25,000      Any Time
Northwest Arkansas Mall                       Fixed       7.33%       62,080       5,209     1/10/2009       49,304       1/1/2004
Parklane Mall                                 Fixed       6.75%       20,000       1,350      4/1/2001       20,000      Any Time
Queens Center                                 Fixed       6.88%      100,000       7,595      3/1/2009       88,651       2/4/2002
Rimrock Mall                                  Fixed       7.70%       30,445       2,924      1/1/2003       28,496       1/1/2000
Santa Monica Place                           Floating     7.16%(2)    80,000       5,728      2/1/2001       80,000      Any Time
South Plains Mall                             Fixed       8.22%       64,623       5,448      3/1/2009       57,557      2/17/2002
South Towne Center                            Fixed       6.61%       64,000       4,289    10/10/2008       64,000      7/24/2001
Valley View Mall                              Fixed       7.89%       51,000       4,080    10/10/2006       51,000      4/16/2000
Villa Marina Marketplace                      Fixed       7.23%       58,000       4,249    10/10/2006       58,000      8/29/2000
Vintage Faire Mall                            Fixed       7.65%       53,537       5,122      1/1/2003       50,089       1/1/2000
Westside Pavilion                             Fixed       6.67%      100,000       6,529      7/1/2008       91,133      10/7/2000
                                                                  ----------
  Total - Wholly Owned Centers                                    $1,239,056
                                                                  ----------
Joint Venture Centers (at pro rata share):
Broadway Plaza (50%) (3)                      Fixed       6.68%       36,690       3,089      8/1/2008       29,315      Any Time
Pacific Premier Retail Trust (51%) (3):
  Cascade Mall                                Fixed       6.50%       13,837       1,461      8/1/2014          141      Any Time
  Kitsap Mall (4)                             Fixed       6.50%       20,452       2,137      6/1/2000       19,571      Any Time
  Lakewood Mall                               Fixed       7.20%       64,770       4,661     8/10/2005       64,770      Any Time
  Los Cerritos Center                         Fixed       7.13%       60,909       5,054      7/1/2006       54,955       6/1/2002
  North Point                                 Fixed       6.50%        1,889         190     12/1/2015           47       2/7/2004
  Redmond Town Center - Retail                Fixed       6.50%       32,743       2,686      2/1/2011       23,850      Any Time
  Redmond Town Center - Office                Fixed       6.77%       42,248       3,575     7/10/2009       26,223       6/1/2002
  Stonewood Mall                             Floating     8.23%(5)    38,250       3,251      2/1/2001       38,250      Any Time
  Washington Square                           Fixed       6.70%       60,471       5,051      1/1/2009       48,289       3/1/2004
  Washington Square Too                       Fixed       6.50%        6,533         634     12/1/2016          116      2/17/2004
SDG Macerich Properties L.P. (50%) (3)        Fixed       6.23%(6)   159,282      11,114     5/15/2006      150,000      Any Time
SDG Macerich Properties L.P. (50%) (3)       Floating     6.96%(6)    92,500       5,689     5/15/2003       92,500      Any Time
West Acres Center (19%) (3)                   Fixed       6.52%        7,600         495      1/1/2009        7,538       1/4/2002
                                                                  ----------
  Total - Joint Venture Centers (3)                                 $638,174
                                                                  ----------
  Total - All Centers                                             $1,877,230
                                                                  ==========

      Notes:

      (1) The annual debt service payment represents the payment of principal and interest. In addition, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the gross receipts (as defined in the loan agreement) exceeds a base amount specified therein. Contingent interest recognized was $385,556 for the year ended December 31, 1999 and $387,101 for the year ended December 31, 1998.

      (2) The loan bears interest at LIBOR plus 1.75%. At December 31, 1999, the total interest rate was 7.16%. In addition, the Company can, subject to certain conditions, increase the borrowing amount up to $90.0 million. As of January 6, 2000, an additional $5.0 million was advanced for total borrowings outstanding of $85.0 million.

      (3)   Reflects the Company's pro rata share of debt.

      (4) In connection with the acquisition of this Center, the joint venture assumed $39.4 million of debt. At acquisition, this debt was recorded at the fair value of $41.5 million which included an unamortized premium of $2.1 million. This premium is being amortized as interest expense over the life of the loan using the effective interest method. The joint venture's monthly debt service is $349,000 and is calculated using an 8.60% interest rate. At December 31, 1999, the joint venture's unamortized premium was $1.4 million.

      (5) The loan bears interest at LIBOR plus 1.75%. At December 31, 1999, the total interest rate was 8.23%.

      (6) In connection with the acquisition of these Centers, the joint venture assumed $485 million of mortgage notes payable which are secured by the properties. At acquisition, this debt reflected a fair value of $322.7 million, which included an unamortized premium of $22.7 million. This premium is being amortized as interest expense over the life of the loan using the effective interest method. At December 31, 1999, the unamortized balance of the debt premium was $18.6 million. This debt is due in May 2006 and requires a monthly payment of $1.9 million. $185 million of this debt is due in May 2003 and requires monthly interest payments at a variable weighted average rate (based on LIBOR) of 6.96% at December 31, 1999. This variable rate debt is covered by an interest rate cap agreement which effectively prevents the interest rate from exceeding 11.53%.

         The Company has a credit facility of $150 million with a maturity of February 2001, currently bearing interest at LIBOR plus 1.15%. The interest rate on such credit facility fluctuates between 0.95% and 1.15% over LIBOR. As of December 31, 1999 and December 31, 1998, $57.4 million and $137.0 million of borrowings were outstanding under this line of credit at interest rates of 7.65% and 6.79%, respectively.

         Additionally, the Company issued $776,000 in letters of credit guaranteeing performance by the Company of certain obligations. The Company does not believe that these letters of credit will result in a liability to the Company.

         During January 1999, the Company entered into a bank construction loan agreement to fund $89.2 million of costs related to the redevelopment of Pacific View. See "Item 2. Properties." The loan bears interest at LIBOR plus 2.25% and matures in February 2001. Principal is drawn as construction costs are incurred. As of December 31, 1999, $72.7 million of principal has been drawn under the loan.

         In addition, the Company had a note payable of $30.6 million due in February 2000 payable to the seller of the acquired portfolio. The note bore interest at 6.5%. The loan was paid in full on February 18, 2000.

         During 1997, the Company issued and sold $161.4 million of convertible subordinated debentures (the "Debentures") due 2002. The Debentures, which were sold at par, bear interest at 7.25% annually (payable semi-annually) and are convertible at any time, on or after 60 days, from the date of issue at a conversion price of $31.125 per share. The Debentures mature on December 15, 2002 and are callable by the Company after June 15, 2002 at par plus accrued interest.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company, the Operating Partnership, the Management Companies and their respective affiliates are not currently involved in any material litigation nor, to the Company's knowledge, is any material litigation currently threatened against such entities or the Centers, other than routine litigation arising in the ordinary course of business, most of which is expected to be covered by liability insurance. For information about certain environmental matters, see "Business of the Company - Environmental Matters."

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.
           None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The common stock of the Company is listed and traded on the New York Stock Exchange ("NYSE") under the symbol "MAC". The common stock began trading on March 10, 1994 at a price of $19 per share. In 1999, the Company's shares traded at a high of $27.0625 and a low of $17.8125.

         As of February 29, 2000, there were approximately 457 stockholders of record. The following table shows high and low closing prices per share of common stock during each quarter in 1998 and 1999 and dividends/distributions per share of common stock declared and paid by quarter:

Quarters Ended           Market Quotation Per Share        Dividends/Distributions
--------------           --------------------------        -----------------------
--------------           High            Low               Declared and Paid
                         ----            ---               -----------------
March 31, 1998          $30 3/8         $27              $ 0.46
June 30, 1998            29 3/4          26 1/16           0.46
September 30, 1998       29 3/8          22 1/4            0.46
December 31, 1998        28 7/16         24                0.485

March 31, 1999           26 11/16        22 7/16           0.485
June 30, 1999            27 1/16         22 1/8            0.485
September 30, 1999       26 10/16        21 8/16           0.485
December 31, 1999        22 10/16        17 13/16          0.51



         The Company has issued 3,627,131 shares of its Series A cumulative convertible redeemable preferred stock ("Series A Preferred Stock"), and 5,487,471 shares of its Series B cumulative convertible redeemable preferred stock ("Series B Preferred Stock"). The Series A Preferred Stock and Series B Preferred Stock can be converted into shares of common stock on a one-to-one basis. There is no established public trading market for either the Series A Preferred Stock or the Series B Preferred Stock. All of the outstanding shares of the Series A Preferred Stock are held by Security Capital Preferred Growth Incorporated. All of the outstanding shares of the Series B Preferred Stock are held by Ontario Teachers' Pension Plan Board. The Series A Preferred Stock and Series B Preferred Stock were issued on February 25, 1998 and June 16, 1998, respectively. The following table shows the dividends per share of preferred stock declared and paid for each quarter in 1998 and 1999. Preferred stock dividends are accrued quarterly and paid in arrears. No dividends will be declared or paid on any class of common or other junior stock to the extent that dividends on Series A Preferred Stock and Series B Preferred Stock have not been declared and/or paid.


                                      Series A                 Series B
                                   Preferred Stock          Preferred Stock
                                      Dividends                Dividends
                                   ---------------          ---------------
QUARTERS ENDED                 Declared        Paid      Declared        Paid
                               --------        ----      --------        ----
March 31, 1998 ............         N/A          N/A          N/A          N/A
June 30, 1998 .............      $0.179          N/A          N/A          N/A
September 30, 1998 ........       0.460       $0.179       $0.071          N/A
December 31, 1998..........       0.485        0.460        0.485       $0.071

QUARTERS ENDED
March 31, 1999 ............       0.485        0.485        0.485        0.485
June 30, 1999 .............       0.485        0.485        0.485        0.485
September 30, 1999 ........       0.510        0.485        0.510        0.485
December 31, 1999..........       0.510        0.510        0.510        0.510


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - CONTINUED

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

ITEM 6.  SELECTED FINANCIAL DATA.

         The following sets forth selected financial data for the Company on a historical basis. The following data should be read in conjunction with the financial statements (and the notes thereto) of the Company and "Management's Discussion And Analysis of Financial Condition and Results of Operations" each included elsewhere in this Form 10-K.

         The Selected Financial Data is presented on a consolidated basis. The limited partnership interests in the Operating Partnership (not owned by the REIT) are reflected as minority interest. Centers in which the Company does not have a controlling ownership interest (Panorama Mall, North Valley Plaza, Broadway Plaza, Manhattan Village, Pacific Premier Retail Trust, SDG Macerich Properties, L.P. and West Acres Shopping Center) are referred to as the "Joint Venture Centers", and along with the Management Companies, are reflected in the selected financial data under the equity method of accounting. Accordingly, the net income from the Joint Venture Centers and the Management Companies that is allocable to the Company is included in the statement of operations as "Equity in income (loss) of unconsolidated joint ventures and Management Companies."

                                                                           The Company
                                                 -----------------------------------------------------------------
                                                    1999         1998          1997          1996          1995
                                                    ----         ----          ----          ----          ----
                                                        (All amounts in thousands, except per share data)
OPERATING DATA:
Revenues:
   Minimum rents                                 $ 204,568     $ 179,710     $ 142,251     $  99,061     $  69,253
   Percentage rents                                 15,106        12,856         9,259         6,142         4,814
   Tenant recoveries                                99,126        86,740        66,499        47,648        26,961
   Other                                             8,644         4,555         3,205         2,208         1,441
                                                 ---------     ---------     ---------     ---------     ---------
      Total revenues                               327,444       283,861       221,214       155,059       102,469

Shopping center expenses                           100,327        89,991        70,901        50,792        31,580
REIT general and
   administrative expenses                           5,488         4,373         2,759         2,378         2,011
Depreciation and amortization                       61,383        53,141        41,535        32,591        25,749
Interest expense                                   113,348        91,433        66,407        42,353        25,531
                                                 ---------     ---------     ---------     ---------     ---------
Income before minority interest,
   unconsolidated entities and
   extraordinary item                               46,898        44,923        39,612        26,945        17,598
Minority interest (1)                              (38,335)      (12,902)      (10,567)      (10,975)       (8,246)
Equity in income (loss) of
   unconsolidated joint ventures
   and management companies (2)                     25,945        14,480        (8,063)        3,256         3,250
Gain on sale of assets                              95,981             9         1,619            --            --
Extraordinary loss on early
   extinguishment of debt                           (1,478)       (2,435)         (555)         (315)       (1,299)
                                                 ---------     ---------     ---------     ---------     ---------
Net income                                         129,011        44,075        22,046        18,911        11,303

Less preferred dividends                            18,138        11,547            --            --            --
                                                 ---------     ---------     ---------     ---------     ---------
Net income available to
   common stockholders                           $ 110,873     $  32,528     $  22,046     $  18,911     $  11,303
                                                 =========     =========     =========     =========     =========
Earnings per share - basic: (3)
   Income before extraordinary item              $    3.30     $    1.14     $    0.86     $    0.92     $    0.78
   Extraordinary item                                (0.04)        (0.08)        (0.01)        (0.01)        (0.05)
                                                 ---------     ---------     ---------     ---------     ---------
Net income per share - basic                     $    3.26     $    1.06     $    0.85     $    0.91     $    0.73
                                                 =========     =========     =========     =========     =========
Earnings per share - diluted: (3)(4)(7)
   Income before extraordinary item              $    3.01     $    1.11     $    0.86     $    0.90     $    0.78
   Extraordinary item                                (0.02)        (0.05)        (0.01)        (0.01)        (0.05)
                                                 ---------     ---------     ---------     ---------     ---------
Net income per share - diluted                   $    2.99     $    1.06     $    0.85     $    0.89     $    0.73
                                                 =========     =========     =========     =========     =========

OTHER DATA:
Funds from operations-diluted (4)                $ 164,302     $ 120,518     $  83,427     $  62,428     $  44,938
EBITDA (5)                                       $ 221,629     $ 189,497     $ 147,554     $ 101,889     $  68,878
Cash flows from (used in):
   Operating activities                          $ 139,576     $  85,176     $  78,476     $  80,431     $  48,186
   Investing activities                          ($247,685)    ($761,147)    ($215,006)    ($296,675)    ($ 88,413)
   Financing activities                          $ 123,421     $ 675,960     $ 146,041     $ 216,317     $  51,973
Number of centers at year end                           52            47            30            26            19
Weighted average number of
   shares outstanding - basic (6)                   46,130        43,016        37,982        32,934        26,930
Weighted average number of
   shares outstanding - diluted (4)(6)(7)           60,893        43,628        38,403        33,320        26,984
Cash distributions
   declared per common share                     $   1.965     $   1.865     $    1.78     $    1.70     $    1.66
FFO per share - diluted (4)                      $   2.698     $   2.426     $   2.172     $   1.874     $   1.669


                                                                             The Company
                                                 ------------------------------------------------------------------
                                                                            December 31,
                                                 ------------------------------------------------------------------
                                                    1999          1998          1997          1996           1995
                                                    ----          ----          ----          ----           ----
                                                                    ( All amounts in thousands)
BALANCE SHEET DATA:
Investment in real estate
   (before accumulated depreciation)             $2,174,535    $2,213,125    $1,607,429    $1,273,085    $  833,998
Total assets                                     $2,404,293    $2,322,056    $1,505,002    $1,187,753    $  763,398
Total mortgage, notes and debentures
   payable                                       $1,561,127    $1,507,118    $1,122,959    $  789,239    $  485,193
Minority interest (1)                            $  157,599    $  165,524    $  100,463    $  112,242    $   95,740
Stockholders' equity                             $  620,286    $  577,413    $  216,295    $  237,749    $  158,345

(1) "Minority Interest" reflects the ownership interest in the Operating Partnership not owned by the REIT.

(2) Unconsolidated joint ventures include all Centers in which the Company does not have a controlling ownership interest and the Management Companies. The Management Companies have been reflected using the equity method.

(3)   Earnings per share is based on SFAS No. 128 for all years presented.

(4) Funds from Operations ("FFO") represents net income (loss) (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring and sales or write-down of assets, plus depreciation and amortization (excluding depreciation on personal property and amortization of loan and financial instrument costs), and after adjustments for unconsolidated entities. Adjustments for unconsolidated entities are calculated on the same basis. FFO does not represent cash flow from operations as defined by GAAP and is not necessarily indicative of cash available to fund all cash flow needs. The computation of FFO - diluted and diluted average number of shares outstanding includes the effect of outstanding common stock options and restricted stock using the treasury method. Convertible debentures for the twelve month period ending December 31, 1998 are anti-dilutive and are not included in the FFO calculation. The convertible debentures are dilutive for the twelve month period ending December 31, 1999 and are included in the FFO calculation. On February 25, 1998, the Company sold $100 million of its Series A Preferred Stock. On June 17, 1998, the Company sold $150 million of its Series B Preferred Stock. The preferred stock can be converted on a one-for-one basis for common stock. The preferred stock was dilutive to FFO in 1998 and 1999 and the preferred stock and the convertible debentures were dilutive to net income in 1999.

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

         EBITDA represents earnings before interest, income taxes, depreciation, amortization, minority interest, equity in income (loss) of unconsolidated entities, extraordinary items, gain (loss) on sale of assets and preferred dividends. This data is relevant to an understanding of the economics of the shopping center business as it indicates cash flow available from operations to service debt and satisfy certain fixed obligations. EBITDA should not be construed as an alternative to operating income as an indicator of the Company's operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity. While the performance of individual Centers and the Management Companies determines EBITDA, the Company's capital structure also influences Funds from Operations. The most important component in determining EBITDA and Funds from Operations is Center revenues. Center revenues consist primarily of minimum rents, percentage rents and tenant expense recoveries. Minimum rents will increase to the extent that new leases are signed at market rents that are higher than prior rents. Minimum rents will also fluctuate up or down with changes in the occupancy level. Additionally, to the extent that new leases are signed with more favorable expense recovery terms, expense recoveries will increase.

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

         The following discussion is based primarily on the consolidated financial statements of the Company for the years ended December 31, 1999, 1998 and 1997. The following discussion compares the activity for the year ended December 31, 1999 to results of operations for 1998. Also included is a comparison of the activities for the year ended December 31, 1998 to the results for the year ended December 31, 1997. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

FORWARD-LOOKING STATEMENTS

         This annual report on Form 10-K contains or incorporates statements that constitute forward-looking statements. Those statements appear in a number of places in this Form 10-K and include statements regarding, among other matters, the Company's growth and acquisition opportunities, the Company's acquisition strategy, regulatory matters pertaining to compliance with governmental regulations and other factors affecting the Company's financial condition or results of operations. Words such as "expects," "anticipates," "intends," "projects," "predicts," "plans," "believes," "seeks," "estimates," and "should" and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or industry to vary materially from the Company's future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of current and prospective tenants, lease rents, availability and cost of financing and operating expenses; adverse changes in the real estate markets including, among other things, competition with other companies, retail formats and technology, risks of real estate development and acquisitions; governmental actions and initiatives; and environmental and safety requirements. The Company will not update any forward-looking information to reflect actual results or changes in the factors affecting the forward-looking information.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following table reflects the Company's acquisitions in 1997, 1998 and 1999:

                                          Date
                                        Acquired                        Location
                                        --------                        --------
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

"1999 ACQUISITION CENTERS":
Pacific Premier Retail Trust (*)   February 18, 1999               Three regional malls, retail component of
                                                                   a mixed-use development and five
                                                                   contiguous properties in Washington and
                                                                   Oregon. The office component of the
                                                                   mixed-used development was acquired July 12, 1999.

PPR Albany Plaza LLC (**)          February 18, 1999               Two non-contiguous community shopping
PPR Eastland Plaza LLC (**)                                        Centers located in Oregon and Ohio, respectively.
Los Cerritos Center (***)          June 2, 1999                    Cerritos, California
Santa Monica Place                 October 29, 1999                Santa Monica, California

--------------------------------------------------------------------------------


(*) denotes the Company owns these Centers through a joint venture partnership.

(**) denotes the Company owns its interests in these Centers through one of the Management Companies. On October 27, 1999 and November 12, 1999, Albany Plaza and Eastland Plaza were sold, respectively.

(***) denotes the Company owned an interest in this Center through one of the Management Companies from the date of acquisition through October 25, 1999. On October 26, 1999, 99% of the membership interests of the entity owning this Center were contributed to Pacific Premier Retail Trust.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED:


         Many of the variations in the results of operations, discussed below, occurred due to the addition of these properties to the portfolio during 1999 and 1998. Many factors impact the Company's ability to acquire additional properties; including the availability and cost of capital, the overall debt to market capitalization level, interest rates and availability of potential acquisition targets that meet the Company's criteria. Accordingly, management is uncertain whether during the balance of 2000, and in future years, there will be similar acquisitions and corresponding increases in revenues, net income and FFO that occurred as a result of the 1999 and 1998 Acquisition Centers. Management anticipates the pace of acquisitions to slow considerably in 2000 compared to 1999 and 1998. Pacific View (formerly known as Buenaventura Mall), Crossroads Mall-Boulder, Huntington Center and Parklane Mall are currently under redevelopment and are referred to herein as the "Redevelopment Centers." Huntington Center was sold on November 16, 1999. All other Centers, excluding the 1999 and 1998 Acquisition Centers and Redevelopment Centers, are referred to herein as the "Same Centers", unless the context otherwise requires.

         The bankruptcy and/or closure of an Anchor, or its sale to a less desirable retailer, could adversely affect customer traffic in a Center and thereby reduce the income generated by that Center. Furthermore, the closing of an Anchor could, under certain circumstances, allow certain other Anchors or other tenants to terminate their leases or cease operating their stores at the Center or otherwise adversely affect occupancy at the Center. Other retail stores at the Centers may also seek the protection of bankruptcy laws and/or close stores, which could result in the termination of such tenants leases and thus cause a reduction in cash flow generated by the Centers.

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

ASSETS AND LIABILITIES

         Total assets increased to $2,404 million at December 31, 1999 compared to $2,322 million at December 31, 1998 and $1,505 million at December 31, 1997. During that same period, total liabilities increased from $1,188 million in 1997 to $1,579 million in 1998 and $1,626 million in 1999. These changes were primarily a result of the 1998 common stock offerings of 7,920,181 shares, the 1998 preferred stock offerings of 9,114,602 shares, the 1997 offering of $161.4 million of debentures, the purchase of the 1999, 1998 and 1997 Acquisition Centers and related debt transactions.


A. ACQUISITIONS AND JOINT VENTURE DEVELOPMENTS

         On February 18, 1999, the Company, through a 51/49 joint venture with Ontario Teachers closed on the first phase of a two phase acquisition of a portfolio of properties. The phase one closing included the acquisition of three regional malls, the retail component of a mixed-use development, five contiguous properties and two non-contiguous community shopping centers comprising approximately 3.6 million square feet for a total purchase price of approximately $427.0 million. The purchase price was funded with a $120.0 million loan placed concurrently with the closing, $140.4 million of debt from an affiliate of the seller, and $39.4 million of assumed debt. The balance of the purchase price was paid in cash. The Company's share of the cash component was funded with the proceeds from two refinancings of Centers and borrowings under the Company's line of credit. On July 12, 1999, the Company closed on the second phase of the acquisition. The second phase consisted of the acquisition of the office component of the mixed-use development for a purchase price of approximately $111.0 million. The purchase price was funded with a $76.7 million loan placed concurrently with the closing and the balance was paid in cash. The Company's share of the cash component was funded from borrowings under the Company's line of credit. The two non-contiguous community shopping centers were subsequently sold in October and November of 1999.

         On June 2, 1999, Cerritos, a wholly-owned subsidiary of Macerich Management Company, acquired Los Cerritos Center, a 1,304,262 square foot super regional mall in Cerritos, California. The total purchase price was $188.0 million, which was funded with $120.0 million of debt placed concurrently with the closing and a $70.8 million loan from the Company. The Company funded this loan from borrowings under a $60.0 million bank loan agreement and the balance from the Company's line of credit.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED:


ASSETS AND LIABILITIES - CONTINUED:

         On October 26, 1999, 49% of the membership interests of Stonewood, Cerritos and Lakewood were sold to Ontario Teachers' and concurrently Ontario Teachers' and the Company contributed their 99% collective membership interests in Stonewood and Cerritos and 100% of their collective membership interests in Lakewood to PPRT, a real estate investment trust, owned approximately 51% by the Company and 49% by Ontario Teachers. Lakewood, Stonewood, and Cerritos own Lakewood Mall, Stonewood Mall and Los Cerritos Center, respectively. The total value of the transaction was approximately $535.0 million. The properties were contributed to PPRT subject to existing debt of $322.0 million. The net cash proceeds to the Company were approximately $104.0 million which were used for reduction of debt and for general corporate purposes.

         On October 29, 1999, Macerich Santa Monica, LLC, a wholly-owned indirect subsidiary of the Company, acquired Santa Monica Place, a 560,623 square foot regional mall located in Santa Monica, California. The total purchase price was $130.8 million, which was funded with $80.0 million of debt placed concurrently with the closing with the balance funded from proceeds from the PPRT transaction described above.

B. REFINANCINGS

         On February 4, 1999, the Company refinanced the debt on Queens Center. A $65.1 million floating rate loan was paid in full and a new note was issued for $100.0 million bearing interest at a fixed rate of 6.88% and maturing March 1, 2009.

         On February 17, 1999, the Company refinanced the debt on South Plains Mall. A $28.4 million loan, at an effective interest rate of 6.3%, was paid in full and a new note was issued for $65.0 million bearing interest at a fixed rate of 8.22% and maturing March 1, 2009.

         On April 30, 1999, the Company refinanced the debt on Carmel Plaza. A $25.0 million floating rate loan was paid in full and a new note was issued for $29.0 million bearing interest at a fixed rate of 8.18% and maturing May 1, 2009.

         On October 8, 1999, the Company refinanced the debt on Village at Corte Madera. A $60.0 million floating rate loan was paid in full and a new note was issued for $72.0 million bearing interest at a fixed rate of 7.75% and maturing November 1, 2009.

C. OTHER EVENTS

         On November 15, 1999, the Company redeemed $25.1 million of OP Units of the Operating Partnership for cash from various unit holders. A total of 1,266,687 of OP Units were redeemed for cash at the Company's option in lieu of exchanging common stock for OP Units.

         On November 16, 1999, the Company sold Huntington Center. Huntington Center is a shopping center located in Huntington Beach, California, that was purchased by the Company in December 1996. The Center was purchased as part of a package with Fresno Fashion Fair in Fresno, California, and Pacific View (formerly know as Buenaventura Mall) in Ventura, California. The Center was sold for $48.0 million and the net cash proceeds from the sale were used for general corporate purposes.

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

      REVENUES

            Minimum and percentage rents increased by 14.1% to $219.7 million in 1999 from $192.6 million in 1998. Approximately $26.3 million of the increase resulted from the 1998 Acquisition Centers, $1.9 million from the 1999 acquisition of Santa Monica Place and $5.2 million of the increase was attributable to the Same Centers. These increases were partially offset by revenue decreases at the Redevelopment Centers of $2.1 million in 1999 and $4.2 million of the decrease related to the contribution of 100% and 99% of the membership interests of Lakewood Mall and Stonewood Mall, respectively, to the PPRT joint venture on October 26,1999.

            Tenant recoveries increased to $99.1 million in 1999 from $86.7 million in 1998. The 1998 Acquisition Centers generated $12.9 million of this increase, $1.3 million was from the acquisition of Santa Monica Place, and $1.9 million of the increase was from the Same Centers. These increases were partially offset by revenue decreases at the Redevelopment Centers of $2.1 million in 1999 and $1.6 million of the decrease resulted from the contribution of Lakewood Mall and Stonewood Mall to the PPRT joint venture.

            Other income increased to $8.6 million in 1999 from $4.5 million in 1998. Approximately $0.7 million of the increase related to the 1998 Acquisition Centers and the 1999 acquisition of Santa Monica Place, and $3.7 million of the increase was attributable to the Same Centers.

      EXPENSES

            Shopping center expenses increased to $100.3 million in 1999 compared to $90.0 million in 1998. Approximately $13.2 million of the increase resulted from the 1998 Acquisition Centers and the 1999 acquisition of Santa Monica Place and $1.1 million of the increase resulted from increased property taxes and recoverable expenses at the Same Centers. The Redevelopment Centers had a net decrease of $2.0 million in shopping center expenses resulting primarily from decreased property taxes and recoverable expenses. The contribution of Lakewood Mall and Stonewood Mall to the PPRT joint venture resulted in $2.0 million of this decrease.

            General and administrative expenses increased to $5.5 million in 1999 from $4.4 million in 1998 primarily as a result of the accounting change required by EITF 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions," which requires the expensing of internal acquisition costs. Previously in accordance with GAAP, certain internal acquisition costs were capitalized. The increase is also attributable to higher executive and director compensation expense.

      INTEREST EXPENSE

            Interest expense increased to $113.3 million in 1999 from $91.4 million in 1998. This increase of $22.1 million is primarily attributable to the acquisition activity in 1998 and 1999, which was partially funded with secured debt and borrowings under the Company's line of credit.

      DEPRECIATION AND AMORTIZATION

            Depreciation increased to $61.4 million from $53.1 million in 1998. This increase relates primarily to the 1998 and 1999 Acquisition Centers.

      MINORITY INTEREST

            The minority interest represents the 26.3% weighted average interest of the Operating Partnership that was not owned by the Company during 1999. This compares to 28.4% not owned by the Company during 1998.

      INCOME FROM UNCONSOLIDATED JOINT VENTURES AND MANAGEMENT COMPANIES

            The income from unconsolidated joint ventures and the Management Companies was $25.9 million for 1999, compared to income of $14.5 million in 1998. A total of $3.2 million of the change is attributable to the 1998 acquisitions of SDG Macerich Properties, L.P. and $7.9 million of the change is attributable to the 1999 acquisitions by Pacific Premier Retail Trust.

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

      GAIN ON SALE OF ASSETS

            A gain on sale of assets of $96.0 million is a result of the Company selling approximately 49% of the membership interests of Stonewood and Lakewood to Ontario Teachers' in October 1999 and the Company's sale of Huntington Center on November 16, 1999.

      EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT

            In 1999, the Company wrote off $1.5 million of unamortized financing costs, compared to $2.4 million written off in 1998.

      NET INCOME AVAILABLE TO COMMON STOCKHOLDERS

            As a result of the foregoing, including the gain on sale of assets, net income available to common stockholders increased to $110.9 million in 1999 from $32.5 million in 1998.

      OPERATING ACTIVITIES

            Cash flow from operations was $139.6 million in 1999 compared to $85.2 million in 1998. The increase is primarily because of increased net operating income from the 1998 and 1999 Acquisition Centers.

      INVESTING ACTIVITIES

            Cash flow used in investing activities was $247.7 million in 1999 compared to $761.1 million in 1998. The change resulted primarily from the cash contributions required by the Company for the joint venture acquisitions of $240.2 million in 1998 compared to $116.9 million in 1999, and the proceeds from the sale of assets in 1999 of $106.9 million.

      FINANCING ACTIVITIES

            Cash flow from financing activities was $123.4 million in 1999 compared to $676.0 million in 1998. The decrease resulted from no equity offerings in 1999 compared to 7,920,181 shares of common stock sold in 1998. Additionally, 9,114,602 shares of preferred stock were sold in the first and second quarters of 1998.

      EBITDA AND FUNDS FROM OPERATIONS

            Primarily because of the factors mentioned above, EBITDA increased 16.9% to $221.6 million in 1999 from $189.5 million in 1998 and Funds from Operations - Diluted increased 36.3% to $164.3 million from $120.5 million in 1998.

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

      DEPRECIATION AND AMORTIZATION

            Depreciation and amortization increased to $53.1 million from $41.5 million in 1997. This increase relates primarily to the 1997 and 1998 Acquisition Centers.


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

            The Company believes that it will have access to the capital necessary to expand its business in accordance with its strategies for growth and maximizing Funds from Operations. The Company presently intends to obtain additional capital necessary to expand its business through a combination of additional public and private equity offerings, debt financings and/or joint ventures. During 1998 and 1999, the Company acquired two portfolios through joint ventures. The Company believes such joint venture arrangements provide an attractive alternative to other forms of financing. See "Acquisitions and Joint Venture Developments."

            The Company's total outstanding loan indebtedness at December 31, 1999 was $2.2 billion (including its pro rata share of joint venture debt). This equated to a debt to Total Market Capitalization (defined as total debt of the Company, including its pro rata share of joint venture debt, plus aggregate market value of outstanding shares of common stock, assuming full conversion of OP Units and preferred stock into common stock) ratio of approximately 66% at December 31, 1999. The Company's debt consists primarily of fixed-rate conventional mortgages payable secured by individual properties. See "Properties-Mortgage Debt" for a description of the Company's outstanding mortgage indebtedness.

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

            The Company has an unsecured line of credit for up to $150.0 million. There was $57.4 million of borrowings outstanding at December 31, 1999.

            At December 31, 1999, the Company had cash and cash equivalents available of $40.5 million.

      YEAR 2000 READINESS DISCLOSURE

      THE INFORMATION PROVIDED BELOW CONTAINS YEAR 2000 STATEMENTS AND IS A YEAR 2000 READINESS DISCLOSURE PURSUANT TO PUB. L. NO. 105-271.

      YEAR 2000 COMPLIANCE PROGRAM

      Approximately two years ago, the Company initiated a Year 2000 compliance program which consisted of the following phases: (1) identification of Year 2000 issues; (2) assessment of Year 2000 compliance of systems; (3) remediation or replacement of non-compliant systems; (4) testing of critical systems to verify compliance; and (5) contingency planning, as appropriate. This program included a review of both information technology ("IT") and non-IT systems of the Company's offices and the Centers in which the Company has an ownership interest and manages. In addition, material tenants, anchors and vendors of the Centers were surveyed for Year 2000 compliance and contingency plans were prepared for each Center.

      YEAR 2000 COMPLIANCE PROGRAM RESULTS

      Two of the key dates of the Company's Year 2000 program were January 1, 2000 and February 29, 2000. The Company encountered no Year 2000 compliance issues with any operating system, material tenant, anchor and/or vendor on either date because the Company was able to successfully identify and address the potential Year 2000 issues in advance.

      COSTS

      The Company was able to minimize costs by using its own personnel to administer the Year 2000 program. No outside consultants or third parties were hired except for testing purposes. The preliminary final costs for the Company's Year 2000 program were approximately $120,000 and consisted of the following:

      (a) IT SYSTEMS: One IT hardware system needed a Year 2000 upgrade at a cost of $13,100.

      (b) NON-IT SYSTEMS: Certain critical systems, 14 energy management systems, five telephone systems, two fire alarm systems, one security alarm system, one CCTV system, one HVAC system and one elevator intercom system required Year 2000 upgrades. Replacement and/or remediation of all non-IT systems at the Centers and offices cost the Company approximately $47,194.

      (c) ELECTRICAL INSPECTION: The electrical infrastructure of each Center was inspected to ensure Year 2000 compliance at an estimated cost of approximately $13,230.

      (d) TESTING OF CRITICAL SYSTEM: All date-sensitive critical operating systems at each Center and office were tested to ensure Year 2000 compliance. In most cases outside vendors tested the system and charged a fee. The Company's total testing costs were approximately $9,125.

      (e) SECURITY CONTINGENCY PLANS: Each Center implemented security contingency plans. The aggregate costs of approximately $37,500 included the costs associated with hiring additional personnel and obtaining necessary equipment and back-up supplies ranging from emergency generators to flashlights.

      (f) PERSONNEL: The Company did not separately record the internal costs incurred for its Year 2000 compliance program. Such costs are primarily the related payroll costs for its personnel who were part of the Year 2000 program.

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

                                                                     1999                        1998
                                                            -----------------------     ----------------------
                                                             Shares        Amount        Shares        Amount
                                                            ---------     ---------     ---------    ---------
                                                                           (amounts in thousands)
Net income - available to common stockholders                             $ 110,873                  $  32,528

Adjustments to reconcile net income to FFO-basic:

   Minority interest                                                         38,335                     12,902
   Loss on early extinguishment of debt                                       1,478                      2,435
   Gain on sale of wholly-owned assets                                      (95,981)                        (9)
   Loss on sale or write-down of assets from
      unconsolidated entities (pro rata)                                        193                        143
   Depreciation and amortization on wholly owned centers                     61,383                     53,141
   Depreciation and amortization on joint ventures and
      from the management companies (pro rata)                               19,715                     10,879

Less: depreciation on personal property and
      amortization of loan costs and interest rate caps                      (4,271)                    (3,716)
                                                                          ---------                  ---------
FFO - basic (1)                                                46,130     $ 131,725        43,016    $ 108,303

Additional adjustment to arrive at FFO-diluted

   Impact of convertible preferred stock                        9,115        18,138         6,058       11,547
   Impact of stock options and restricted stock using
      the treasury method                                         462         1,823           612          668
   Impact of convertible debentures                             5,186        12,616        (n/a anti-dilutive)
                                                            ---------     ---------     ---------    ---------

FFO - diluted (2)                                              60,893     $ 164,302        49,686    $ 120,518
                                                            =========     =========     =========    =========

      (1) Calculated based upon basic net income as adjusted to reach basic FFO. Weighted average number of shares includes the weighted average shares of common stock outstanding for 1999 assuming the conversion of all outstanding OP Units.

      (2) The computation of FFO - diluted and diluted average number of shares outstanding includes the effect of outstanding common stock options and restricted stock using the treasury method. Convertible debentures for the twelve month period ending December 31, 1998 were anti-dilutive and were not included in the FFO calculation. The debentures are dilutive at December 31, 1999 and are included in the FFO calculation. On February 25, 1998, the Company sold $100 million of its Series A Preferred Stock. On June 17, 1998, the Company sold $150 million of its Series B Preferred Stock. The preferred stock can be converted on a one-for-one basis for common stock. The preferred shares are assumed converted for purposes of 1999 net income as they are dilutive to that calculation. The preferred shares are anti-dilutive to net income for 1998. The preferred shares are assumed converted for purposes of FFO-diluted per share as they are dilutive to that calculation.

      Included in minimum rents were rents attributable to the accounting practice of straight lining of rents. The amount of straight lining of rents that impacted minimum rents was $2,628,000 for 1999, $3,814,000 for 1998 and $3,599,000 for 1997.

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

SEASONALITY

         The shopping center industry is seasonal in nature, particularly in the fourth quarter during the holiday season when retailer occupancy and retail sales are typically at their highest levels. In addition, shopping malls achieve a substantial portion of their specialty (temporary retailer) rents during the holiday season. As a result of the above, plus the accounting change discussed below for percentage rent, earnings are generally higher in the fourth quarter of each year.

NEW PRONOUNCEMENTS ISSUED

         In May 1998, the Financial Accounting Standards Board ("FASB"), through the Emerging Issues Task Force ("EITF"), modified the timing of recognition of revenue for percentage rent received from tenants in EITF 98-9, "Accounting for Contingent Rent in Interim Financial Periods" ("EITF 98-9"). The Company applied this accounting change as of April 1, 1998. The accounting change had the effect of deferring $3,241,000, including the pro rata share of joint ventures, of percentage rent from the second and third quarters of 1998 to the quarter ended December 31, 1998. During the fourth quarter of 1998, the FASB reversed EITF 98-9. Accordingly, the Company resumed accounting for percentage rent on the accrual basis for 1999. In December 1999, the Securities and Exchange Committee issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements," ("SAB 101") which will be effective for periods beginning after December 15, 1999. This bulletin again modified the timing of revenue recognition for percentage rent received from tenants and adopted the method mandated by EITF 98-9. The Company expects this change to defer recognition of a significant amount of percentage rent for the first three calendar quarters into the fourth quarter. The Company applied this accounting change as of January 1, 2000. Estimates of the effects of this change have not yet been determined.

         In June 1998, the FASB issued Statement of Financial Accounting Standard ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which requires companies to record derivatives on the balance sheet, measured at fair value. Changes in the fair values of those derivatives will be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities," which delays the implementation of SFAS 133 from January 1, 2000 to January 1, 2001. The Company has not yet determined when it will implement SFAS 133 nor has it completed the analysis required to determine the impact on its financial statements.

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

            The following table sets forth information as of December 31, 1999 concerning the Company's long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV"):

                                               For the Years Ended December 31,
                                                    (dollars in thousands)
                                     2000        2001        2002        2003        2004      Thereafter     Total         FV
                                   ---------   ---------   ---------   ---------   ---------   ----------   ----------   ----------
Long term debt:

    Fixed rate                     $  39,264   $ 108,479   $  11,717   $ 101,229   $ 127,705   $  801,263   $1,189,657   $1,130,015
    Average interest rate               7.40%       7.37%       7.37%       7.33%       7.34%        7.34%        7.38%          --
    Fixed rate - Debentures               --          --     161,400          --          --           --      161,400      157,175
    Average interest rate                 --          --        7.25%         --          --           --         7.25%          --
    Variable rate                         --     210,069          --          --          --           --      210,069      210,069
    Average interest rate                 --        7.37%         --          --          --           --         7.37%          --
                                   ---------   ---------   ---------   ---------   ---------   ----------   ----------   ----------

Total debt - Wholly owned Centers  $  39,264   $ 318,548   $ 173,117   $ 101,229   $ 127,705   $  801,263   $1,561,126   $1,497,259
                                   ---------   ---------   ---------   ---------   ---------   ----------   ----------   ----------

Joint Venture Centers:
(at Company's pro rata share)

    Fixed rate                     $  26,515   $   6,498   $   6,939   $   7,413   $   7,913   $  452,146   $  507,424   $  461,553
    Average interest rate               6.65%       6.65%       6.65%       6.65%       6.65%        6.55%        6.64%          --
    Variable rate                         --      38,250          --      92,500          --           --      130,750      130,750
    Average interest rate                 --        8.23%         --        6.15%         --           --         6.76%          --
                                   ---------   ---------   ---------   ---------   ---------   ----------   ----------   ----------

Total debt - Joint Ventures        $  26,515   $  44,748   $   6,939   $  99,913   $   7,913   $  452,146   $  638,174   $  592,303
                                   ---------   ---------   ---------   ---------   ---------   ----------   ----------   ----------

Total debt - All Centers           $  65,779   $ 363,296   $ 180,056   $ 201,142   $ 135,618   $1,253,409   $2,199,300   $2,089,562
                                   =========   =========   =========   =========   =========   ==========   ==========   ==========


      $57.4 million of variable debt maturing in 2001 represents the outstanding borrowings under the Company's credit facility. The credit facility matures in February 2001.

      In addition, the Company has assessed the market risk for its variable rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $3.4 million per year based on $340.8 million outstanding at December 31, 1999.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         There is hereby incorporated by reference the information which appears under the captions "Election of Directors," "Executive Officers" and "Section 16 Reporting" in the Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION.

         There is hereby incorporated by reference the information which appears under the caption "Executive Compensation" in the Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders; provided, however, that neither the Report of the Compensation Committee on executive compensation nor the Stock Performance Graph set forth therein shall be incorporated by reference herein, in any of the Company's prior or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent the Company specifically incorporates such report or stock performance graph by reference therein and shall not be otherwise deemed filed under either of such Acts.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         There is hereby incorporated by reference the information which appears under the captions "Principal Stockholders," "Information Regarding Nominees and Directors" and "Executive Officers" in the Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There is hereby incorporated by reference the information which appears under the captions "Certain Transactions" in the Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                            PAGE
                                                                                                            ----
(a)   1.  Financial Statements of the Company

          Report of Independent Accountants...........................................................        39

          Consolidated balance sheets of the Company as of December 31, 1999 and 1998.................        40

          Consolidated statements of operations of the Company for the years ended December 31,
          1999, 1998 and 1997.........................................................................        41

          Consolidated statements of stockholders' equity of the Company for the years ended
          December 31, 1999, 1998 and 1997............................................................        42

          Consolidated statements of cash flows of the Company for the years ended December 31,
          1999, 1998 and 1997.........................................................................        43

          Notes to consolidated financial statements..................................................     44-64

      2.  Financial Statements of Pacific Premier Retail Trust

          Report of Independent Accountants...........................................................        65

          Consolidated balance sheet of Pacific Premier Retail Trust as of December 31, 1999..........        66

          Consolidated statement of operations of Pacific Premier Retail Trust for the period from
          February 18, 1999 (Inception) through December 31, 1999.....................................        67

          Consolidated statement of stockholders' equity of Pacific Premier Retail Trust for the
          period from February 18, 1999 (Inception) through December 31,1999..........................        68

          Consolidated statement of cash flows of Pacific Premier Retail Trust for the
          period from February 18, 1999 (Inception) through December 31, 1999.........................        69

          Notes to consolidated financial statements..................................................     70-75

      3.  Financial Statements of SDG Macerich Properties, L.P.

          Independent Auditors' Report................................................................        76

          Balance sheets of SDG Macerich Properties, L.P. as of December 31, 1999 and 1998 ...........        77

          Statements of operations of SDG Macerich Properties, L.P. for the years ended December 31,
          1999 and 1998..................................... .........................................        78

          Statements of cash flows of SDG Macerich Properties, L.P. for the years ended December 31,
          1999 and 1998..................................... .........................................        79

          Statements of partners' equity of SDG Macerich Properties, L.P. for the years ended
          December 31, 1999 and 1998..................................................................        80

          Notes to financial statements...............................................................     81-83

          ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON            PAGE
          FORM 8-K, CONTINUED:                                                                              ----

      4.  Financial Statement Schedules

          Schedule III - Real estate and accumulated depreciation of the Company......................     84-85

          Schedule III - Real estate and accumulated depreciation of Pacific Premier Retail Trust.....        86

          Schedule III - Real estate and accumulated depreciation of SDG Macerich Properties, L.P.....        87

(b)   1.  Reports on Form 8-K

          A report on Form 8-K dated March 4, 1999, event date
          February 18, 1999, was filed with the Securities and
          Exchange Commission for the purpose of disclosing the
          acquisition of three regional malls, the retail component
          of one mixed-use development and five contiguous properties by Pacific Premier Retail Trust.............................................................

          A report on Form 8-K/A, Amendment No. 1, dated April 21,
          1999, event date February 18, 1999, was filed with the
          Securities and Exchange Commission for the purpose of
          disclosing certain financial statements and pro forma
          financial information regarding the acquisition of three
          regional Malls, the retail component of one mixed-use
          development and five contiguous properties by Pacific
          Premier Retail Trust........................................................................

          A report on Form 8-K dated June 14, 1999, event date June
          2, 1999, was filed with the Securities and Exchange
          Commission for the purpose of disclosing the acquisition of
          Los Cerritos Center.........................................................................

          A report on Form 8-K/A, Amendment No. 2, dated July 30,
          1999, event date July 12, 1999, was filed with the
          Securities and Exchange Commission for the purpose of
          disclosing the acquisition of the office component of
          Redmond Town Center, a mixed-use development, by Pacific
          Premier Retail Trust........................................................................

          A report of Form 8-K dated November 10, 1999, event date
          October 26, 1999, was filed with the Securities and
          Exchange Commission ("SEC") for the purpose of disclosing
          (i) the acquisition of Santa Monica Place by an indirect
          subsidiary of the Company and (ii) the contribution of
          membership interests in Macerich Stonewood, LLC, Macerich
          Cerritos, LLC and Lakewood Mall, LLC to Pacific Premier
          Retail Trust................................................................................

          A report on Form 8-K dated November 30, 1999, event date
          November 16, 1999, was filed with the SEC for the purpose
          of disclosing the sale of Huntington Center located in
          Huntington Beach, California................................................................

(c)   1.  Exhibits

          The Exhibit Index attached hereto is incorporated by
          reference under this item...................................................................

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of The Macerich Company:

We have audited the consolidated financial statements and financial statement schedule of The Macerich Company ("the Company") as listed in Items 14(a)(1) and (4) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements and financial statement schedule based on our audits. We did not audit the financial statements of SDG Macerich Properties, L.P. (the "Partnership") the investment in which is reflected in the accompanying consolidated financial statements using the equity method of accounting. The investment in the Partnership represents approximately 10% of 1999 and 1998 consolidated total assets of the Company, and the equity in its net income represents approximately 6% and 33% of the Company's 1999 and 1998 consolidated net income, respectively. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for the Partnership, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Macerich Company as of December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

PricewaterhouseCoopers LLP

Los Angeles, California
February 14, 2000

                              THE MACERICH COMPANY
                          CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                             December 31,
                                                                               ------------------------------------------
                                                                                      1999                  1998
                                                                                      ----                  ----
                                           ASSETS:

Property, net                                                                           $1,931,415            $1,966,845
Cash and cash equivalents                                                                   40,455                25,143
Tenant receivables, including accrued overage rents of
     $7,367 in 1999 and $5,917 in 1998                                                      34,423                37,373
Deferred charges and other assets, net                                                      55,065                62,673
Investments in joint ventures and the Management Companies                                 342,935               230,022
                                                                               --------------------  --------------------
               Total assets                                                             $2,404,293            $2,322,056
                                                                               ====================  ====================


                            LIABILITIES AND STOCKHOLDERS' EQUITY:

Mortgage notes payable:
     Related parties                                                                      $133,876              $134,625
     Others                                                                              1,105,180             1,074,093
                                                                               --------------------  --------------------
     Total                                                                               1,239,056             1,208,718
Bank notes payable                                                                         160,671               137,000
Convertible debentures                                                                     161,400               161,400
Accounts payable and accrued expenses                                                       27,815                27,701
Due to affiliates                                                                            6,969                 2,953
Other accrued liabilities                                                                   25,849                36,927
Preferred stock dividend payable                                                             4,648                 4,420
                                                                               --------------------  --------------------
               Total liabilities                                                         1,626,408             1,579,119

Minority interest in Operating Partnership                                                 157,599               165,524
                                                                               --------------------  --------------------

Commitments and contingencies (Note 11)

Stockholders' equity:
      Series  A cumulative convertible redeemable preferred stock, $.01 par value, 3,627,131 shares authorized, issued and
              outstanding at December 31, 1999 and 1998                                         36                    36
      Series  B cumulative convertible redeemable preferred stock, $.01 par value, 5,487,471 shares authorized, issued and
              outstanding at December 31, 1999 and 1998                                         55                    55
     Common stock, $.01 par value, 100,000,000 shares
              authorized, 34,072,625 and 33,901,963 shares issued and
              outstanding at December 31, 1999 and 1998, respectively                          338                   338
     Additional paid in capital                                                            582,837               581,508
     Accumulated earnings                                                                   43,514                     -
     Unamortized restricted stock                                                           (6,494)               (4,524)
                                                                               --------------------  --------------------
              Total stockholders' equity                                                   620,286               577,413
                                                                               --------------------  --------------------
                   Total liabilities and stockholders' equity                           $2,404,293            $2,322,056
                                                                               ====================  ====================


   The accompanying notes are an integral part of these financial statements.

                                THE MACERICH COMPANY
                       CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                          For the years ended
                                                                                              December 31,
                                                                       -----------------------------------------------------------
                                                                                1999                1998                 1997
                                                                                ----                ----                 ----

REVENUES:
   Minimum rents                                                                $204,568            $179,710             $142,251
   Percentage rents                                                               15,106              12,856                9,259
   Tenant recoveries                                                              99,126              86,740               66,499
   Other                                                                           8,644               4,555                3,205
                                                                       ------------------  ------------------  -------------------
      Total revenues                                                             327,444             283,861              221,214
                                                                       ------------------  ------------------  -------------------
EXPENSES:
   Shopping center expenses                                                      100,327              89,991               70,901
   General and administrative expense                                              5,488               4,373                2,759
                                                                       ------------------  ------------------  -------------------
                                                                                 105,815              94,364               73,660
                                                                       ------------------  ------------------  -------------------
   Interest expense:
     Related parties                                                              10,170              10,224               10,287
     Others                                                                      103,178              81,209               56,120
                                                                       ------------------  ------------------  -------------------
     Total interest expense                                                      113,348              91,433               66,407
                                                                       ------------------  ------------------  -------------------

   Depreciation and amortization                                                  61,383              53,141               41,535

Equity in income (loss) of
     unconsolidated joint ventures
     and the management companies                                                 25,945              14,480               (8,063)
Gain on sale of assets                                                            95,981                   9                1,619
                                                                       ------------------  ------------------  -------------------
Income before minority interest
     and extraordinary item                                                      168,824              59,412               33,168
Extraordinary loss on early
     extinguishment of debt                                                       (1,478)             (2,435)                (555)
                                                                       ------------------  ------------------  -------------------

Income of the Operating Partnership                                              167,346              56,977               32,613
Less minority interest in net income
     of the Operating Partnership                                                 38,335              12,902               10,567
                                                                       ------------------  ------------------  -------------------

Net income                                                                       129,011              44,075               22,046

Less preferred dividends                                                          18,138              11,547                    -
                                                                       ------------------  ------------------  -------------------

Net income available to common stockholders                                     $110,873             $32,528              $22,046
                                                                       ==================  ==================  ===================

Earnings per common share - basic:
     Income before extraordinary item                                              $3.30               $1.14                $0.86
     Extraordinary item                                                            (0.04)              (0.08)               (0.01)
                                                                       ------------------  ------------------  -------------------

Net income - available to common stockholders                                      $3.26               $1.06                $0.85
                                                                       ==================  ==================  ===================
Weighted average number of common shares
     outstanding - basic                                                      34,007,000          30,805,000           25,891,000
                                                                       ==================  ==================  ===================
Weighted average number of common shares
     outstanding - basic, assuming full conversion
     of operating units outstanding                                           46,130,000          43,016,000           37,982,000
                                                                       ==================  ==================  ===================

Earnings per common share - diluted:
     Income before extraordinary item                                              $3.01               $1.11                $0.86
     Extraordinary item                                                            (0.02)              (0.05)               (0.01)
                                                                       ------------------  ------------------  -------------------

Net income - available to common stockholders                                      $2.99               $1.06                $0.85
                                                                       ==================  ==================  ===================
Weighted average number of common shares
     outstanding - diluted for EPS                                            60,893,000          43,628,000           38,403,000
                                                                       ==================  ==================  ===================

   The accompanying notes are an integral part of these financial statements.

                              THE MACERICH COMPANY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                    Common              Preferred
                                                           Common               Preferred           Stock                 Stock
                                                           Stock                  Stock              Par                   Par
                                                         (# Shares)           (# of Shares)         Value                  Value
                                                         ----------           -------------         -----                 ------

Balance December 31, 1996                                25,743,000                     -             $257                     -

     Issuance costs
     Issuance of restricted stock                            89,958
     Unvested restricted stock                              (89,958)
     Restricted stock vested in 1997                          8,248
     Exercise of stock options                              253,552                                      3
     Distributions paid ($1.78 per share)
     Net income
     Adjustment to reflect minority
          interest on a pro rata basis
          according to year end ownership
          percentage of Operating Partnership
                                                         ----------           -----------           ------                 ------
Balance December 31, 1997                                26,004,800                     -              260                     -

     Common stock issued to public                        7,828,124                                     78
     Preferred stock issued                                                     9,114,602                                    $91
     Issuance costs
     Issuance of restricted stock                            83,018
     Unvested restricted stock                              (83,018)
     Restricted stock vested in 1998                         26,039
     Exercise of stock options                               43,000
     Distributions paid ($1.865) per share
     Net income
     Adjustment to reflect minority interest
          on a pro rata basis according to year
          end ownership percentage of
          Operating Partnership
                                                         ----------           -----------           ------                 ------
Balance December 31, 1998                                33,901,963             9,114,602              338                    91

     Issuance costs
     Issuance of restricted stock                           176,600
     Unvested restricted stock                             (176,600)
     Restricted stock vested in 1999                         51,675
     Exercise of stock options                               88,250
     Distributions paid ($1.965) per share
     Net income
     Conversion of OP units to common stock                  30,737
     Adjustment to reflect minority interest
          on a pro rata basis according to year
          end ownership percentage of
          Operating Partnership
                                                         ----------           -----------           ------                 ------
Balance December 31, 1999                                34,072,625             9,114,602             $338                   $91
                                                         ==========           ===========           ======                 ======



                                                           Additional                            Unamortized            Total
                                                            Paid In           Accumulated         Restricted         Stockholders'
                                                             Capital            Earnings             Stock              Equity
                                                            --------           ---------            ------              ------

Balance December 31, 1996                                  $238,346                     -             ($854)           $237,749

     Issuance costs                                            (352)                                                       (352)
     Issuance of restricted stock                             2,471                                                       2,471
     Unvested restricted stock                                                                       (2,471)             (2,471)
     Restricted stock vested in 1997                                                                    239                 239
     Exercise of stock options                                2,410                                                       2,413
     Distributions paid ($1.78 per share)                   (24,061)             ($22,046)                              (46,107)
     Net income                                                                    22,046                                22,046
     Adjustment to reflect minority
          interest on a pro rata basis
          according to year end ownership
          percentage of Operating Partnership                   307                                                         307
                                                         ----------           -----------           -------            --------
Balance December 31, 1997                                   219,121                     -            (3,086)            216,295

     Common stock issued to public                          214,562                                                     214,640
     Preferred stock issued                                 249,909                                                     250,000
     Issuance costs                                         (13,813)                                                    (13,813)
     Issuance of restricted stock                             2,383                                                       2,383
     Unvested restricted stock                                                                       (2,383)             (2,383)
     Restricted stock vested in 1998                                                                    945                 945
     Exercise of stock options                                  839                                                         839
     Distributions paid ($1.865) per share                  (24,464)              (32,528)                              (56,992)
     Net income                                                                    32,528                                32,528
     Adjustment to reflect minority interest
          on a pro rata basis according to year
          end ownership percentage of
          Operating Partnership                             (67,029)                                                    (67,029)
                                                         ----------           -----------           -------            --------
Balance December 31, 1998                                   581,508                     -            (4,524)            577,413

     Issuance costs                                            (198)                                                       (198)
     Issuance of restricted stock                             4,007                                                       4,007
     Unvested restricted stock                                                                       (4,007)             (4,007)
     Restricted stock vested in 1999                                                                  2,037               2,037
     Exercise of stock options                                1,705                                                       1,705
     Distributions paid ($1.965) per share                                        (67,359)                              (67,359)
     Net income                                                                   110,873                               110,873
     Conversion of OP units to common stock                     441                                                         441
     Adjustment to reflect minority interest
          on a pro rata basis according to year
          end ownership percentage of
          Operating Partnership                              (4,626)                                                     (4,626)
                                                         ----------           -----------           -------            --------
Balance December 31, 1999                                  $582,837               $43,514           ($6,494)           $620,286
                                                         ==========           ===========           =======            ========


   The accompanying notes are an integral part of these financial statements.

                               THE MACERICH COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN THOUSANDS)


                                                                                                  FOR THE YEARS ENDED
                                                                                                      DECEMBER 31,
                                                                                       ----------------------------------------
                                                                                           1999          1998        1997
                                                                                       -----------   --------------------------
Cash flows from operating activities:
     Net income - available to common stockholders                                       $110,873       $32,528        $22,046
     Preferred dividends                                                                   18,138        11,547              -
                                                                                       -----------   -----------    -----------
     Net income                                                                           129,011        44,075         22,046

     Adjustments to reconcile net income to
       net cash provided by operating activities:

     Extraordinary loss on early extinguishment of debt                                     1,478         2,435            555
     Gain on sale of assets                                                               (95,981)           (9)        (1,619)
     Depreciation and amortization                                                         61,383        53,141         41,535
     Amortization of net discount (premium) on trust deed note payable                        191          (635)            33
     Minority interest in the net income of the Operating Partnership                      38,335        12,902         10,567
     Changes in assets and liabilities:
          Tenant receivables, net                                                          (3,174)      (13,677)          (504)
          Other assets                                                                      9,817       (19,772)       (10,899)
          Accounts payable and accrued expenses                                             2,407        10,366          1,938
          Due to affiliates                                                                 4,059       (12,156)        14,679
          Other liabilities                                                                (8,178)        4,086            145
          Accrued preferred stock dividend                                                    228         4,420              -
                                                                                       -----------   -----------    -----------
                Total adjustments                                                          10,565        41,101         56,430
                                                                                       -----------   -----------    -----------
     Net cash provided by operating activities                                            139,576        85,176         78,476
                                                                                       -----------   -----------    -----------
Cash flows from investing activities:
     Acquisitions of property and improvements                                           (142,564)     (481,735)      (199,729)
     Renovations and expansions of centers                                                (74,560)      (40,545)       (12,929)
     Tenant allowances                                                                     (7,213)       (5,383)        (2,599)
     Deferred charges                                                                     (17,352)      (14,536)       (12,542)
     Equity in (income) loss of unconsolidated joint ventures and
        the management companies                                                          (25,945)      (14,480)         8,063
     Distributions from joint ventures                                                     29,989        32,623          8,181
     Contributions to joint ventures                                                     (116,944)     (240,196)        (7,783)
     Loans to affiliates                                                                        -         3,105              -
     Proceeds from sale of assets                                                         106,904             -          4,332

                                                                                       -----------   -----------    -----------
     Net cash used in investing activities                                               (247,685)     (761,147)      (215,006)
                                                                                       -----------   -----------    -----------

Cash flows from financing activities:
     Proceeds from mortgages, notes and debentures payable                                584,270       480,348        331,400
     Payments on mortgages and notes payable                                             (328,452)     (165,671)      (119,515)
     Net proceeds from equity offerings                                                         -       450,828              -
     Dividends and distributions                                                         (114,259)      (77,998)       (65,844)
     Dividends to preferred shareholders                                                  (18,138)      (11,547)             -
                                                                                       -----------   -----------    -----------
     Net cash provided by financing activities                                            123,421       675,960        146,041
                                                                                       -----------   -----------    -----------

     Net increase (decrease) in cash                                                       15,312           (11)         9,511

Cash and cash equivalents, beginning of period                                             25,143        25,154         15,643
                                                                                       -----------   -----------    -----------
Cash and cash equivalents, end of period                                                  $40,455       $25,143        $25,154
                                                                                       ===========   ===========    ===========
Supplemental cash flow information:
     Cash payment for interest, net of amounts capitalized                               $112,399       $89,543        $65,475
                                                                                       ===========   ===========    ===========
Non-cash transactions:
     Acquisition of property by assumption of debt                                              -       $70,116       $121,800
                                                                                       ===========   ===========    ===========

     Acquisition of property by issuance of OP Units                                            -        $7,917              -
                                                                                       ===========   ===========    ===========

     Contributions of liabilities in excess of assets to joint venture                     $8,820             -              -
                                                                                       ===========   ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                              THE MACERICH COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.   ORGANIZATION AND BASIS OF PRESENTATION:

          The Macerich Company (the "Company") commenced operations effective with the completion of its initial public offering (the "IPO") on March 16, 1994. The Company is the sole general partner of and holds an 80% ownership interest in The Macerich Partnership, L. P. (the "Operating Partnership"). The interests in the Operating Partnership are known as OP Units. OP Units not held by the Company are redeemable, subject to certain restrictions, on a one-for-one basis, for the Company's common stock or cash at the Company's option.

          The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. The 20% limited partnership interest of the Operating Partnership not owned by the Company is reflected in these financial statements as minority interest.

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

     BASIS OF PRESENTATION:

          The consolidated financial statements of the Company include the accounts of the Company and the Operating Partnership. The properties in which the Operating Partnership does not have a controlling interest in, and the Management Companies, have been accounted for under the equity method of accounting. These entities are reflected on the Company's consolidated financial statements as "Investments in joint ventures and the Management Companies."

          All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     CASH AND CASH EQUIVALENTS:

          The Company considers all highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents, for which cost approximates market. Included in cash is restricted cash of $1,418 at December 31, 1999 and $5,954 at December 31, 1998.

     TENANT RECEIVABLES:

          Included in tenant receivables are allowances for doubtful accounts of $1,752 and $1,707 at December 31, 1999 and 1998, respectively.

     REVENUES:

          Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight lining of rent adjustment." Rental income was increased by $2,628 in 1999, $3,814 in 1998 and $3,599 in 1997 due to the straight lining of rent adjustment. Percentage rents are recognized on an accrual basis. Recoveries from tenants for real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable costs are incurred.

          The Management Companies provide property management, leasing, corporate, redevelopment and acquisition services to affiliated and non-affiliated shopping centers. In consideration for these services, the Management Companies receive monthly management fees generally ranging from 1.5% to 5% of the gross monthly rental revenue of the properties managed.

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


          Property is recorded at cost and is depreciated using a straight-line method over the estimated useful lives of the assets as follows:


          Buildings and improvements                              5-40 years
          Tenant improvements                  initial term of related lease
          Equipment and furnishings                               5- 7 years

          The Company assesses whether there has been an impairment in the value of its long-lived assets by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenants' ability to perform their duties and pay rent under the terms of the leases. The Company may recognize an impairment loss if the income stream is not sufficient to cover its investment. Such a loss would be determined between the carrying value and the fair value of a center. Management believes no such impairment has occurred in its net property carrying values at December 31, 1999 and 1998.

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

          Deferred lease costs                    1 - 15 years
          Deferred financing costs                1 - 15 years

          In March 1998, the Financial Accounting Standards Board ("FASB"), through its Emerging Issues Task Force ("EITF"), concluded based on EITF 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions," that all internal costs to source, analyze and close acquisitions should be expensed as incurred. The Company has historically capitalized these costs, in accordance with generally accepted accounting principles ("GAAP"). The Company has adopted the FASB's interpretation effective March 19, 1998.


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

                              THE MACERICH COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     INCOME TAXES - CONTINUED:

          On a tax basis, the distributions of $1.965 paid during 1999 represented $1.30 of ordinary income and $0.665 of capital gain. The distributions of $1.865 per share during 1998 represented $1.12 of ordinary income and $0.745 of return of capital. During 1997, the distributions were $1.78 per share of which $0.96 was ordinary income and $0.82 was return of capital.

          Each partner is taxed individually on its share of partnership income or loss, and accordingly, no provision for federal and state income tax is provided for the Operating Partnership in the consolidated financial statements.

     RECLASSIFICATIONS:

          Certain reclassifications have been made to the 1997 and 1998 consolidated financial statements to conform to the 1999 financial statement presentation.

     ACCOUNTING PRONOUNCEMENTS:

          In May 1998, the FASB, through the EITF, modified the timing of recognition of revenue for percentage rent received from tenants in EITF 98-9, "Accounting for Contingent Rent in Interim Financial Periods" ("EITF 98-9"). The Company applied this accounting change as of April 1, 1998. The accounting change had the effect of deferring $3,241,000, including the prorata share of joint ventures, of percentage rent from the second and third quarters of 1998 to the quarter ended December 31, 1998. During the fourth quarter of 1998, the FASB reversed EITF 98-9. Accordingly, the Company resumed accounting for percentage rent on the accrual basis for 1999. In December 1999, the Securities and Exchange Committee issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements," ("SAB 101") which will be effective for periods beginning after December 15, 1999. This bulletin again modified the timing of revenue recognition for percentage rent received from tenants and adopted the method mandated by EITF 98-9. The Company expects this change to defer recognition of a significant amount of percentage rent for the first three calendar quarters into the fourth quarter. The Company applied this accounting change as of January 1, 2000. Estimates of the effects of this change have not yet been determined.

          In June 1998, the FASB issued Statement of Financial Accounting Standard ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which requires companies to record derivatives on the balance sheet, measured at fair value. Changes in the fair values of those derivatives will be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities," which delays the implementation of SFAS 133 from January 1, 2000 to January 1, 2001. The Company has not yet determined when it will implement SFAS 133 nor has it completed the analysis required to determine the impact on its consolidated financial statements.


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

                              THE MACERICH COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED:

          Interest rate cap agreements are purchased by the Company from third parties to hedge the risk of interest rate increases on some of the Company's variable rate debt. The cost of these cap agreements is amortized over the life of the cap agreement on a straight line basis. Payments received as a result of the cap agreements are recorded as a reduction of interest expense. The unamortized costs of the cap agreements are included in deferred charges. The fair value of these caps will vary with fluctuations in interest rates. The Company is exposed to credit loss in the event of nonperformance by these counter parties to the financial instruments; however, management does not anticipate nonperformance by the counter parties.

          The Company periodically enters into treasury lock agreements in order to hedge its exposure to interest rate fluctuations on anticipated financings. Under these agreements, the Company pays or receives an amount equal to the difference between the treasury lock rate and the market rate on the date of settlement, based on the notional amount of the hedge. The realized gain or loss on the contracts is recorded on the balance sheet, in other assets, and amortized as interest expense over the period of the hedged loans.

     EARNINGS PER SHARE ("EPS"):

          During 1998, the Company implemented SFAS No. 128, "Earnings per share." The computation of basic earnings per share is based on net income and the weighted average number of common shares outstanding for the years ended December 31, 1999, 1998 and 1997. The computation of diluted earnings per share includes the effect of outstanding restricted stock and common stock options calculated using the Treasury stock method. The OP Units not held by the Company have been included in the diluted EPS calculation since they are redeemable on a one-for-one basis. The following table reconciles the basic and diluted earnings per share calculation:


                                                                              For the years ended
                                                                     (in thousands, except per share data)
                                                       1999                             1998                           1997
                                      --------------------------------- -------------------------------- ---------------------------
                                          Net                    Per        Net                   Per      Net                Per
                                         Income       Shares    Share     Income      Shares     Share    Income    Shares    Share
                                         ------       ------    -----     ------      ------     -----    ------    ------    ------
     Net income                            $129,011     34,007              $44,075     30,805             $22,046    25,891

     Less: Preferred stock dividends         18,138                          11,547                               -

Basic EPS
     Net income - available to        --------------------------------- -------------------------------- ---------------------------
           common stockholders             $110,873     34,007   $3.26      $32,528     30,805    $1.06    $22,046    25,891   $0.85

DILUTED EPS:
     Conversion of OP units                  38,335     12,123               12,902     12,211              10,567    12,091
     Employee stock options
           and restricted stock               1,824        462                  668        612                 239       421
     Convertible preferred stock             18,138      9,115           n/a - antidilutive                      N/A
     Convertible debentures                  12,616      5,186           n/a - antidilutive                      N/A

     Net income - available to        --------------------------------- -------------------------------- ---------------------------
           common stockholders             $181,786     60,893   $2.99      $46,098     43,628    $1.06    $32,852    38,403   $0.85
                                      ========================= ======= ============ ========== ======== ========== ================

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

          Lakewood Mall generated 10.5% of total shopping center revenues in 1997. No Center generated more than 10% of shopping center revenues during 1999 and 1998.

          The Centers derived approximately 90.2%, 89.9% and 89.5% of their total rents for the years ended December 31, 1999, 1998, and 1997, respectively, from Mall and Freestanding Stores. The Limited represented 5.2% and 6.1% of total minimum rents in place as of December 31, 1999 and 1998, respectively, and no other retailer represented more than 3.2% and 4.5% of total minimum rents as of December 31, 1999 and 1998, respectively.

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

     YEAR 2000 COMPLIANCE:

          Approximately two years ago, the Company initiated a Year 2000 compliance program which consisted of the following phases: (1) identification of Year 2000 issues; (2) assessment of Year 2000 compliance of systems; (3) remediation or replacement of non-compliant systems; (4) testing of critical systems to verify compliance; and (5) contingency planning, as appropriate. This program included a review of both information technology ("IT") and non-IT systems of the Company's offices and the Centers in which the Company has an ownership interest and manages. In addition, material tenants, anchors and vendors of the Centers were surveyed for Year 2000 compliance and contingency plans were prepared for each Center.

          Two of the key dates of the Company's Year 2000 program were January 1, 2000 and February 29, 2000. The Company encountered no Year 2000 compliance issues, with any operating system, material tenant, anchor and/or vendor on either date. As of December 31, 1999, the Company did not expend significant amounts for the Year 2000 program.

3.   INVESTMENTS IN JOINT VENTURES AND THE MANAGEMENT COMPANIES:

          The following are the Company's investments in various real estate joint ventures which own regional retail and community shopping centers. The Operating Partnership's interest in each joint venture as of December 31, 1999 is as follows:

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

          On February 27, 1998, the Company, through SDG Macerich Properties, L.P., a 50/50 joint venture with an affiliate of Simon Property Group, Inc., acquired a portfolio of twelve regional malls. The properties in the portfolio comprise 10.7 million square feet and are located in eight states. The total purchase price was $974,500, which included $485,000 of assumed debt, at market value. The Company's share of the cash component of the purchase price was funded by issuing $100,000 of Series A cumulative convertible redeemable preferred stock ("Series A Preferred Stock"), $80,000 of common stock and borrowing the balance from the Company's line of credit. Each of the joint venture partners have assumed leasing and management responsibilities for six of the regional malls.

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

          On June 2, 1999, Macerich Cerritos, LLC ("Cerritos"), a wholly-owned subsidiary of Macerich Management Company, acquired Los Cerritos Center in Cerritos, California. The total purchase price was $188,000, which was funded with $120,000 of debt placed concurrently with the closing and a $70,800 loan from the Company. The Company funded this loan from borrowings under a $60,000 bank loan agreement and the balance from the Company's line of credit.

          On October 26, 1999, 49% of the membership interests of Macerich Stonewood, LLC ("Stonewood"), Cerritos and Macerich Lakewood, LLC ("Lakewood"), were sold to Ontario Teachers' and concurrently Ontario Teachers' and the Company contributed their 99% collective membership interests in Stonewood and Cerritos and 100% of their collective membership interests in Lakewood to Pacific Premier Retail Trust ("PPRT"), a real estate investment trust, owned approximately 51% by the Company and 49% by Ontario Teachers. Lakewood, Stonewood, and Cerritos own Lakewood Mall, Stonewood Mall and Los Cerritos Center, respectively. The total value of the transaction was approximately $535,000. The properties were contributed to PPRT subject to existing debt of $322,000. The net cash proceeds to the Company were approximately $104,000 which were used for reduction of debt and for general corporate purposes.

          The results of these joint ventures are included for the period subsequent to their respective dates of acquisition.

          On October 27, 1999, Albany Plaza, a 145,462 square foot community center, which was owned 51% by the Macerich Management Company, was sold.

          On November 12, 1999, Eastland Plaza, a 65,313 square foot community center, which was 51% owned by the Macerich Management Company, was sold.

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


             COMBINED AND CONDENSED BALANCE SHEETS OF JOINT VENTURES
                          AND THE MANAGEMENT COMPANIES

                                                       December 31,          December 31,
                                                           1999                  1998
                                                           ----                  ----
Assets:
    Properties, net                                          $2,117,711           $1,141,984
    Other assets                                                 58,412               38,103
                                                    --------------------   ------------------
       Total assets                                          $2,176,123           $1,180,087
                                                    ====================   ==================
Liabilities and partners' capital:
    Mortgage notes payable                                   $1,287,732             $618,384
    Other liabilities                                            62,891               42,048
    The Company's capital                                       342,935              230,022
    Outside partners' capital                                   482,565              289,633
                                                    --------------------   ------------------
       Total liabilities and partners' capital               $2,176,123           $1,180,087
                                                    ====================   ==================

                              THE MACERICH COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

        COMBINED AND CONDENSED STATEMENTS OF OPERATIONS OF JOINT VENTURES
                          AND THE MANAGEMENT COMPANIES
                          ----------------------------

                        For the years ended December 31,

                                                  1999
                                          --------------------------------------------------------------------------------------
                                                         SDG           Pacific
                                                       Macerich     Premier Retail   Other Joint        Management
                                                   Properties, L.P.      Trust         Ventures          Companies       Total
                                          --------------------------------------------------------------------------------------
Revenues:
  Minimum rents                                        $88,014          $46,170         $25,497            $5,940      $165,621
  Percentage rents                                       7,422            3,497           2,268               191        13,378
  Tenant recoveries                                     40,647           15,866          11,305             2,917        70,735
  Management fee                                             -                -               -            10,033        10,033
  Other                                                  2,291              336           1,243               897         4,767
                                          --------------------------------------------------------------------------------------
  Total revenues                                       138,374           65,869          40,313            19,978       264,534
                                          --------------------------------------------------------------------------------------

Expenses:
     Management Company expense                              -                -               -            12,737        12,737
     Shopping center expenses                           50,972           18,373          13,205             2,724        85,274
     Interest expense                                   30,565           21,642           7,579             5,291        65,077
     Depreciation and amortization                      21,451           10,463           3,362             2,405        37,681
                                          -------------------------------------- --------------- ----------------- -------------

     Total operating expenses                          102,988           50,478          24,146            23,157       200,769
                                          -------------------------------------- --------------- ----------------- -------------

Gain (loss) on sale
     or write down of assets                                 5                -             961              (392)          574
                                          -------------------------------------- --------------- ----------------- -------------

     Net income (loss)                                 $35,391          $15,391         $17,128           ($3,571)      $64,339
                                          ====================================== =============== ================= =============

                                        1998                                                         1997
                                    ----------------------------------------------------------  ---------------------------------
                                            SDG          Other
                                          Macerich       Joint       Management                   Joint      Management
                                      Properties, L.P.  Ventures      Companies       Total      Ventures     Companies    Total
                                    ---------------------------------------------------------  ----------------------------------
Revenues:
  Minimum rents                             $71,892      $25,213             -       $97,105      $20,644           -     $20,644
  Percentage rents                            6,138        1,208             -         7,346        2,084           -       2,084
  Tenant recoveries                          31,752       10,905             -        42,657        8,787           -       8,787
  Management fee                                  -            -         6,605         6,605            -      $3,987       3,987
  Other                                       1,723          940           486         3,149          967         176       1,143
                                    ---------------- ------------ -------------  ------------  ----------- ----------- -----------
  Total revenues                            111,505       38,266         7,091       156,862       32,482       4,163      36,645
                                    ---------------- ------------ -------------  ------------  ----------- ----------- -----------

Expenses:
     Management Company expense                   -            -        10,122        10,122            -       4,738       4,738
     Shopping center expenses                38,673       12,877             -        51,550       11,952           -      11,952
     Interest expense                        26,432        7,129          (398)       33,163        6,361        (204)      6,157
     Depreciation and amortization           17,383        4,288           787        22,458        4,600         392       4,992
                                    ---------------- ------------ -------------  ------------  ----------- ----------- -----------

     Total operating expenses                82,488       24,294        10,511       117,293       22,913       4,926      27,839
                                    ---------------- ------------ -------------  ------------  ----------- ----------- -----------

Gain (loss) on sale
     or write down of assets                     29          140          (198)          (29)     (20,491)        184     (20,307)
                                    ---------------- ------------ -------------  ------------  ----------- ----------- -----------

     Net income (loss)                      $29,046      $14,112       ($3,618)      $39,540     ($10,922)      ($579)   ($11,501)
                                    ================ ============ =============  ============  =========== =========== ===========


     Significant accounting policies used by the unconsolidated joint ventures and the Management Companies are similar to those used by the Company.

     Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life ("NML") of $156,219, $74,612 and $43,500 for the years ended December 31, 1999, 1998 and 1997, respectively. NML is considered a related party because they are a joint venture partner with the Company in Macerich Northwestern Associates. Interest expense incurred on these borrowings amounted to $7,138, $3,786 and $2,974 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

                               THE MACERICH COMPANY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

           The following table sets forth the Operating Partnership's beneficial interest in the joint ventures and the Management Companies:


                                    PRO RATA SHARE OF COMBINED AND CONDENSED STATEMENT OF OPERATIONS OF JOINT VENTURES
                                                               AND THE MANAGEMENT COMPANIES
                                                               ----------------------------

                                                                      For the years ended December 31,

                                                                               1999
                                          --------------------------------------------------------------------------------------
                                                      SDG               Pacific
                                                    Macerich        Premier Retail    Other Joint      Management
                                                Properties, L.P.         Trust          Ventures        Companies       Total
                                          ----------------------- ----------------- --------------- ---------------- -----------
Revenues:
  Minimum rents                                        $44,007          $23,547          $7,822            $5,643       $81,019
  Percentage rents                                       3,711            1,783             730               181         6,405
  Tenant recoveries                                     20,323            8,092           3,214             2,771        34,400
  Management fee                                             -                -               -             9,531         9,531
  Other                                                  1,146              171             262               852         2,431
                                          ----------------------- ----------------- --------------- ---------------- -----------
  Total revenues                                        69,187           33,593          12,028            18,978       133,786
                                          ----------------------- ----------------- --------------- ---------------- -----------

Expenses:
     Management Company expense                              -                -               -            12,100        12,100
     Shopping center expenses                           25,486            9,370           4,077             2,579        41,512
     Interest                                           15,283           11,037           2,973             5,028        34,321
     Depreciation and amortization                      10,726            5,336           1,371             2,282        19,715
                                          ----------------------- ----------------- --------------- ---------------- -----------
     Total operating costs                              51,495           25,743           8,421            21,989       107,648
                                          ----------------------- ----------------- --------------- ---------------- -----------

Gain (loss) on sale
     or write down of assets                                 3                -             176              (372)         (193)
                                          ----------------------- ----------------- --------------- ---------------- -----------

     Net income (loss)                                 $17,695           $7,850          $3,783           ($3,383)      $25,945
                                          ======================= ================= =============== ================ ===========

                                                                     For the years ended December 31,

                                                                      1998                                         1997
                                     ---------------------------------------------------------------------------------------------
                                          SDG            Other                                     Other
                                        Macerich         Joint      Management                     Joint     Management
                                     Properties, L.P.   Ventures     Companies      Total       Ventures     Companies    Total
                                     ---------------- ----------- -------------  -----------  ----------- ------------ -----------
Revenues:
  Minimum rents                          $35,946        7,763              -       $43,709       $7,420            -      $7,420
  Percentage rents                         3,069          416              -         3,485          737            -         737
  Tenant recoveries                       15,876        2,963              -        18,839        2,804            -       2,804
  Management fee                               -            -          6,275         6,275            -       $3,788       3,788
  Other                                      862          212            461         1,535          236          167         403
                                     ---------------- ----------- -------------  -----------  ----------- ------------ -----------
  Total revenues                          55,753       11,354          6,736        73,843       11,197        3,955      15,152
                                     ---------------- ----------- -------------  -----------  ----------- ------------ -----------

Expenses:
     Management Company expense                -            -          9,616         9,616            -        4,328       4,328
     Shopping center expenses             19,337        4,025              -        23,362        4,238            -       4,238
     Interest                             13,216        2,525           (378)       15,363        2,129         (192)      1,937
     Depreciation and amortization         8,692        1,439            748        10,879        1,940          372       2,312
                                     ---------------- ----------- -------------  -----------  ----------- ------------ -----------
     Total operating costs                41,245        7,989          9,986        59,220        8,307        4,508      12,815
                                     ---------------- ----------- -------------  -----------  ----------- ------------ -----------

Gain (loss) on sale
     or write down of assets                  15           30           (188)         (143)     (10,400)           -     (10,400)
                                     ---------------- ----------- -------------  -----------  ----------- ------------ -----------

     Net income (loss)                   $14,523       $3,395        ($3,438)      $14,480      ($7,510)       ($553)    ($8,063)
                                     ---------------- ----------- -------------  -----------  ----------- ------------ -----------

                              THE MACERICH COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)


4.       PROPERTY:

                  Property is summarized as follows:

                                                         December 31,
                                             ---------------------------------------
                                                 1999                       1998
                                                 ----                       ----
Land                                            $399,172                   $422,592
Building improvements                          1,603,348                  1,684,188
Tenant improvements                               49,654                     47,808
Equipment & furnishings                           11,272                      9,097
Construction in progress                         111,089                     49,440
                                             ------------               ------------
                                               2,174,535                  2,213,125

Less, accumulated depreciation                  (243,120)                  (246,280)
                                             ------------               ------------
                                              $1,931,415                 $1,966,845
                                             ============               ============



Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $52,592, $46,030 and $35,833, respectively.

A gain on sale of assets of $95,981 is a result of the Company selling approximately 49% of the membership interests of Stonewood and Lakewood to Ontario Teachers' on October 26, 1999 and the Company's sale of Huntington Center on November 16, 1999.

5. DEFERRED CHARGES AND OTHER ASSETS:

                  Deferred charges and other assets are summarized as follows:

                                                        December 31,
                                             ---------------------------------
                                               1999                    1998
                                               ----                    ----

Leasing                                       $32,934                 $30,338
Financing                                      20,773                  19,137
                                             ---------               ---------
                                               53,707                  49,475
Less, accumulated amortization                (22,131)                (20,108)
                                             ---------               ---------
                                               31,576                  29,367
Other assets                                   23,489                  33,306
                                             ---------               ---------
                                              $55,065                 $62,673
                                             =========               =========

                              THE MACERICH COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

6.       MORTGAGE NOTES PAYABLE:

         Mortgage notes payable at December 31, 1999 and December 31, 1998 consist of the following:

                                                        Carrying Amount of Notes
                                        ------------------------------------------------------
                                                    1999                         1998
                                        ------------------------------------------------------
Property Pledged                                          Related                     Related     Interest     Payment     Maturity
   As Collateral                             Other         Party         Other         Party        Rate         Terms       Date
---------------------                    ----------     ---------       -------     ---------     --------  -------------  --------
Wholly-Owned Centers:
Capitola Mall                                  ----       $36,983          ----       $37,345       9.25%           316(a)    2001
Carmel Plaza (b)                            $28,869          ----       $25,000          ----       8.18%           202(a)    2009
Chesterfield Towne Center                    64,358          ----        65,064          ----       9.07%           548(c)    2024
Chesterfield Towne Center                      ----          ----         3,266          ----       8.54%            31(a)    1999
Citadel                                      73,377          ----        74,575          ----       7.20%           554(a)    2008
Corte Madera, Village at (d)                 71,949          ----        60,000          ----       7.75%           516(a)    2009
Crossroads Mall-Boulder (e)                    ----        34,893          ----        35,280       7.08%           244(a)    2010
Fresno Fashion Fair                          69,000          ----        69,000          ----       6.52%    interest only    2008
Greeley Mall                                 16,228          ----        17,055          ----       8.50%           187(a)    2003
Green Tree Mall/Crossroads - OK/
     Salisbury (f)                          117,714          ----       117,714          ----       7.23%    interest only    2004
Holiday Village                                ----        17,000          ----        17,000       6.75%    interest only    2001
Lakewood Mall (g)                              ----          ----       127,000          ----       7.20%    interest only    2005
Northgate Mall                                 ----        25,000          ----        25,000       6.75%    interest only    2001
Northwest Arkansas Mall                      62,080          ----        63,000          ----       7.33%           434(a)    2009
Parklane Mall                                  ----        20,000          ----        20,000       6.75%    interest only    2001
Queens Center (h)                           100,000          ----        65,100          ----       6.88%           633(a)    2009
Rimrock Mall                                 30,445          ----        31,002          ----       7.70%           244(a)    2003
Santa Monica Place (i)                       80,000          ----          ----          ----       7.16%    interest only    2001
South Plains Mall (j)                        64,623          ----        28,795          ----       8.22%           454(a)    2009
South Towne Center                           64,000          ----        64,000          ----       6.61%    interest only    2008
Valley View Center                           51,000          ----        51,000          ----       7.89%    interest only    2006
Villa Marina Marketplace                     58,000          ----        58,000          ----       7.23%    interest only    2006
Vintage Faire Mall (k)                       53,537          ----        54,522          ----       7.65%           427(a)    2003
Westside Pavilion                           100,000          ----       100,000          ----       6.67%    interest only    2008
                                        ============    ==========  ============    ==========
         Total - Wholly Owned Centers    $1,105,180      $133,876    $1,074,093      $134,625
                                        ============    ==========  ============    ==========

                             THE MACERICH COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)

6.  MORTGAGE NOTES PAYABLE, CONTINUED:

                                                        Carrying Amount of Notes
                                            -------------------------------------------------
                                                      1999                      1998
                                            -------------------------------------------------
Property Pledged                                            Related                   Related    Interest       Payment    Maturity
   As Collateral                                Other        Party        Other        Party       Rate          Terms       Date
-----------------                               -----        -----        -----        -----     --------   ------------   --------
Joint Venture Centers (at pro rata share):
Broadway Plaza (50%) (l)                           ----     $36,690         ----     $37,306      6.68%            257(a)     2008
Pacific Premier Retail Trust (51%) (l):
  Cascade Mall                                  $13,837        ----         ----        ----      6.50%            122(a)     2014
  Kitsap Mall                                    20,452        ----         ----        ----      6.50% (m)        178(a)     2000
  Lakewood Mall (g)                              64,770        ----         ----        ----      7.20%     interest only     2005
  Los Cerritos Center                            60,909        ----         ----        ----      7.13%            421(a)     2006
  North Point Plaza                               1,889        ----         ----        ----      6.50%             16(a)     2015
  Redmond Town Center - Retail                   32,743        ----         ----        ----      6.50%            224(a)     2011
  Redmond Town Center - Office (n)                 ----      42,248         ----        ----      6.77%            298(a)     2009
  Stonewood Mall (o)                             38,250        ----         ----        ----      8.23%     interest only     2001
  Washington Square                              60,471        ----         ----        ----      6.70%            421(a)     2009
  Washington Square Too                           6,533        ----         ----        ----      6.50%             53(a)     2016
SDG Macerich Properties L.P. (50%) (l)          159,282        ----     $160,434        ----      6.23% (p)        926(a)     2006
SDG Macerich Properties L.P. (50%) (l)           92,500        ----       92,500        ----      6.96% (p) interest only     2003
West Acres Center (19%) (l)                       7,600        ----        7,202        ----      6.52% (q) interest only     2009

                                            ------------  ---------- ------------  ----------
         Total - Joint Venture Centers         $559,236     $78,938     $260,136     $37,306
                                            ------------  ---------- ------------  ----------

                                            ============  ========== ============  ==========
         Total - All Centers                 $1,664,416    $212,814   $1,334,229    $171,931
                                            ============  ========== ============  ==========

Weighted average interest rate at December 31, 1999                                                            7.39%
                                                                                                               =====
Weighted average interest rate at December 31, 1998                                                            7.24%
                                                                                                               =====


         (a) This represents the monthly payment of principal and interest.

         (b) On April 30, 1999, the old loan of $25,000 was paid in full and was refinanced with a new loan of $29,000, with a fixed interest rate of 8.18%, maturing May 1, 2009.

         (c) This amount represents the monthly payment of principal and interest. In addition, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property's gross receipts (as defined in the loan agreement) exceeds a base amount specified therein. Contingent interest expense recognized by the Company was $385 for the year ended December 31, 1999 and $387 for the year ended December 31, 1998.

         (d) The old loan bore interest at LIBOR plus 2.0%. On October 8, 1999, the loan was paid in full and was refinanced with a new loan of $72,000 at a fixed rate of 7.75%, maturing November 1, 2009.

         (e) This note was issued at a discount. The discount is being amortized over the life of the loan using the effective interest method. At December 31, 1999 and December 31, 1998 the unamortized discount was $364 and $397, respectively.

                              THE MACERICH COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

6.        MORTGAGE NOTES PAYABLE, CONTINUED:

         (f) This loan is cross collateralized by Green Tree Mall, Crossroads Mall-Oklahoma and the Centre at Salisbury.

         (g) On August 15, 1995, the Company issued $127,000 of collateralized fixed rate notes (the "Notes"). The Notes bear interest at an average fixed rate of 7.20% and mature in July 2005. The Notes require the Company to deposit all cash flow from the property operations with a trustee to meet its obligations under the Notes. Cash in excess of the required amount, as defined, is released. Included in cash and cash equivalents is $750 of restricted cash deposited with the trustee at December 31, 1999 and at 1998. All of the Notes were assumed by the Pacific Premier Retail Trust joint venture on October 26, 1999.

         (h) At December 31, 1998, a $65,100 loan was outstanding which bore interest at LIBOR plus 0.45%. There was an interest rate protection agreement in place on the first $10,200 of this debt with a LIBOR ceiling of 5.88% through maturity with the remaining principal having an interest rate cap with a LIBOR ceiling of 7.07% through 1997 and 7.7% thereafter. The $65,100 loan was paid in full on February 4, 1999 and refinanced with a new loan of $100,000, with interest at 6.88%, maturing in 2009. The Company incurred a loss on early extinguishment of the old debt in 1999 of $163.

         (i) The loan bears interest at LIBOR plus 1.75%. In addition, the Company can increase the loan amount up to $90,000. As of January 6, 2000, an additional $5,000 was advanced for total borrowings outstanding of $85,000.

         (j) The old note of $28,795 was assumed at acquisition. At the time of acquisition in June 1998, this debt was recorded at fair value and the premium was amortized as interest expense over the life of the loan using the effective interest method. The monthly debt service payment was $348 per month and was calculated based on a 12.5% interest rate. At December 31, 1998, the unamortized premium was $6,165. On February 17, 1999, the loan was paid in full and was refinanced with a new loan of $65,000, with interest at 8.22%, maturing in 2009. The Company incurred a loss on early extinguishment of the old debt in 1999 of $810.

         (k) Included in cash and cash equivalents is $0 and $3,030 at December 31, 1999 and 1998 respectively, of cash restricted under the terms of this loan agreement.

         (l) Reflects the Company's pro rata share of debt.

         (m) In connection with the acquisition of this Center, the joint venture assumed $39,425 of debt. At acquisition, this debt was recorded at fair value of $41,475 which included an unamortized premium of $2,050. This premium is being amortized as interest expense over the life of the loan using the effective interest method. The joint venture's monthly debt service is $349 and is calculated based on an 8.60% interest rate. At December 31, 1999, the joint venture's unamortized premium was $1,365.

         (n) Concurrent with the acquisition, the joint venture placed $76,700 of debt and obtained a construction loan for an additional $16,000. Principal is drawn on the construction loan as costs are incurred. As of December 31, 1999, $6,745 of principal had been drawn under the construction loan by the joint venture.

         (o) The loan bears interest at LIBOR plus 1.75%. At December 31, 1999 the total interest rate was 8.23%.

                              THE MACERICH COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

6.  MORTGAGE NOTES PAYABLE, CONTINUED:

         (p) In connection with the acquisition of these Centers, the joint venture assumed $485,000 of mortgage notes payable which are secured by the properties. At acquisition, this debt reflected a fair value of $322,700, which included an unamortized premium of $22,700. This premium is being amortized as interest expense over the life of the loan using the effective interest method. At December 31, 1999 and December 31, 1998, the unamortized balance of the debt premium was $18,565 and 20,868, respectively. This debt is due in May 2006 and requires monthly payments of $1,852. $185,000 of this debt is due in May 2003 and requires monthly interest payments at a variable weighted average rate (based on LIBOR) of 6.96% and 5.86% at December 31, 1999 and December 31, 1998, respectively. This variable rate debt is covered by an interest rate cap agreement which effectively prevents the interest rate from exceeding 11.53%.

         (q) On January 4, 1999, the joint venture replaced the old debt with a new loan of $40,000. The loan is at an interest rate of 6.52% and matures January 2009. The debt is interest only until January 2001 at which time monthly payments of principal and interest will be due of $299.

     Certain mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

     Total interest expense capitalized during 1999, 1998 and 1997 was $6,670, $3,199 and $2,224, respectively.

      The fair value of mortgage notes payable for wholly-owned Centers at December 31, 1999 and December 31, 1998 is estimated to be approximately $1,179,469 and $1,271,853, respectively, based on current interest rates for comparable loans.

     The above debt matures as follows:

                                                                Joint Venture
            Years Ending                  Wholly-Owned           Centers
             December 31,                    Centers         (at pro rata share)        Total
             ------------             ------------------     ------------------   ------------------
               2000                             $8,664                $26,515           $35,179
               2001                            188,479                 44,748           233,227
               2002                             11,717                  6,939            18,656
               2003                            101,229                 99,913           201,142
               2004                            127,705                  7,913           135,618
               2005 and beyond                 801,262                452,146         1,253,408
                                          -------------          -------------     -------------

                                            $1,239,056               $638,174        $1,877,230
                                          =============          =============     =============


         The Company is currently in negotiations to refinance $20.5 million of the debt maturing in 2000. The remaining debt maturing in 2000 reflects the amortization of principal on existing debt.


                                       57
f

                              THE MACERICH COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7.       BANK AND OTHER NOTES PAYABLE:

         The Company has a credit facility of $150,000 with a maturity of February 2001, currently bearing interest at LIBOR plus 1.15%. The interest rate on such credit facility fluctuates between 0.95% and 1.15% over LIBOR. As of December 31, 1999 and December 31, 1998, $57,400 and $137,000 of
     borrowings were outstanding under this line of credit at interest rates of 7.65% and 6.79%, respectively.

         Additionally, the Company issued $776 in letters of credit guaranteeing performance by the Company of certain obligations. The Company does not believe that these letters of credit will result in a liability to the Company.

         During January 1999, the Company entered into a bank construction loan agreement to fund $89,200 of costs related to the redevelopment of Pacific View. The loan bears interest at LIBOR plus 2.25% and matures in February 2001. Principal is drawn as construction costs are incurred. As of December 31, 1999, $72,671 of principal has been drawn under the loan.

         In addition, the Company had a note payable of $30,600 due in February 2000 payable to the seller of the acquired portfolio. The note bore interest at 6.5%. The entire $30,600 loan was paid off on February 18, 2000.

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

9.       RELATED-PARTY TRANSACTIONS:

         The Company engaged the Management Companies to manage the operations of its properties and certain unconsolidated joint ventures. During 1999, 1998 and 1997, management fees of $3,247, $2,817 and $2,219, respectively, were paid to the Management Companies by the Company. During 1999, 1998 and 1997, management fees of $4,982, $2,375, and $633, respectively, were paid to the Management Companies by the joint ventures.

         Certain mortgage notes are held by one of the Company's joint venture partners. Interest expense in connection with these notes was $10,171, $10,224 and $10,287 for the years ended December 31, 1999, 1998 and 1997, respectively. Included in accounts payables and accrued expense is interest payable to these partners of $513 and $512 at December 31, 1999 and 1998, respectively.

         In 1997 and 1999, certain executive officers, received loans from the Company totaling $6,500. These loans are full recourse to the executives. $6,000 of the loans were issued under the terms of the employee stock incentive plan, bear interest at 7%, are due in 2007 and 2009 and are secured by Company common stock owned by the executives. The remaining loan is non interest bearing and is forgiven ratably over a five year term. These loans receivable are included in other assets at December 31, 1999 and 1998.

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

                              THE MACERICH COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10.      FUTURE RENTAL REVENUES:

         Under existing noncancellable operating lease agreements, tenants are committed to pay the following minimum rental payments to the Company:

                  Years Ending
                  December 31,
                  ------------
                      2000                           $166,586
                      2001                            154,489
                      2002                            143,616
                      2003                            130,190
                      2004                            116,321
                      2005 and beyond                 432,357
                                                      -------
                                                   $1,143,559
                                                   ==========

11.      COMMITMENTS AND CONTINGENCIES:

         The Company has certain properties subject to noncancellable operating ground leases. The leases expire at various times through 2070, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined. Ground rent expenses were $890 (including contingent rent of $0) in 1999, $1,125 (including contingent rent of $0) in 1998 and $817 (including contingent rents of $0) in 1997.

         Minimum future rental payments required under the leases are as follows:

                  Years Ending
                  December 31,
                  ------------
                     2000                            $446
                     2001                             440
                     2002                             440
                     2003                             440
                     2004                             444
                     2005 and beyond               20,225
                                                   ------
                                                  $22,435
                                                  =======


         Perchloroethylene ("PCE") has been detected in soil and groundwater in the vicinity of a dry cleaning establishment at North Valley Plaza, formerly owned by a joint venture of which the Company was a 50% member. The property was sold on December 18, 1997. The California Department of Toxic Substances Control ("DTSC") advised the Company in 1995 that very low levels of Dichloroethylene ("1,2 DCE"), a degradation byproduct of PCE, had been detected in a municipal water well located 1/4 mile west of the dry cleaners, and that the dry cleaning facility may have contributed to the introduction of 1,2 DCE into the water well. According to DTSC, the maximum contaminant level ("MCL") for 1,2 DCE which is permitted in drinking water is 6 parts per billion ("ppb"). The 1,2 DCE was detected in the water well at a concentration of 1.2 ppb, which is below the MCL. The Company has retained an environmental consultant and has initiated extensive testing of the site. Remediation began in October 1997. The joint venture agreed (between itself and the buyer) that it would be responsible for continuing to pursue the investigation and remediation of impacted soil and groundwater resulting from releases of PCE from the former dry cleaner. $149 and $153 have already been incurred by the joint venture for remediation and professional and legal fees for the years ending December 31, 1999 and 1998, respectively. An additional $259 remains reserved by the joint venture as of December 31, 1999. The joint venture has been sharing costs on a 50/50 basis with a former owner of the property and intends to look to additional responsible parties for recovery.

                              THE MACERICH COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11.      COMMITMENTS AND CONTINGENCIES - CONTINUED:

         The Company acquired Fresno Fashion Fair in December 1996. Asbestos has been detected in structural fireproofing throughout much of the Center. Testing data conducted by professional environmental consulting firms indicates that the fireproofing is largely inaccessible to building occupants and is well adhered to the structural members. Additionally, airborne concentrations of asbestos were well within OSHA's permissible exposure limit (PEL) of .1 fcc. The accounting for this acquisition includes a reserve of $3,300 to cover future removal of this asbestos, as necessary. The Company incurred $91 and $255 in remediation costs for the years ending December 31, 1999 and 1998, respectively.

12.      PROFIT SHARING PLAN:

         The Management Companies and the Company have a retirement profit sharing plan that was established in 1984 covering substantially all of their eligible employees. The plan is qualified in accordance with section 401(a) of the Internal Revenue Code. Effective January 1, 1995, this plan was modified to include a 401(k) plan whereby employees can elect to defer compensation subject to Internal Revenue Service withholding rules. This plan was further amended effective February 1, 1999, to add the Macerich Company Common Stock Fund as a new investment alternative under the plan. 150,000 shares of common stock were reserved for issuance under the plan. Contributions by the Management Companies are made at the discretion of the Board of Directors and are based upon a specified percentage of employee compensation. The Management Companies and the Company contributed $615, $509 and $400 to the plan during the years ended December 31, 1999, 1998 and 1997, respectively.

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

         In addition, the Company has established a plan for non employee directors. The non employee director options have a term of ten years from the grant date, vest six months after grant and are issued at the market value of the common stock on the grant date. The plan reserved 50,000 shares of which 42,500 shares were granted as of December 31, 1999.

         390,815 shares of restricted stock also have been issued under the employees stock incentive plan to executives. These awards are granted based on certain performance criteria for the Company. The restricted stock generally vests over 5 years and the compensation expense related to these grants is determined by the market value at the vesting date and is amortized over the vesting period on a straight line basis. As of December 31, 1999 and 1998, 85,962 and 34,287 shares, respectively, of restricted stock had vested. A total of 176,600 shares at a weighted average price of $22.69 were issued in 1999, 83,018 shares at a weighted average price of $28.71 were issued in 1998 and 89,958 shares at a weighted average price of $27.46 were issued during 1997. Restricted stock is subject to restrictions determined by the Company's compensation committee. Restricted stock has the same dividend and voting rights as common stock and is considered issued when vested. Compensation expense for restricted stock was $2,037, $944 and $239 in 1999, 1998 and 1997, respectively.

         Approximately 319,000 and 803,000 additional shares were reserved and were available for issuance under the stock incentive plan at December 31, 1999 and 1998, respectively. The plan allows for, among other things, granting options or restricted stock at market value.

                              THE MACERICH COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13.      STOCK OPTION PLAN, CONTINUED:

                                                                                                                    Weighted
                                                                                                                    Average
                                                                                                                 Exercise Price
                                                 Employee Plan                Director Plan            # of      On Exercisable
                                                 -------------                -------------           Options
                                                        Option Price                Option Price    Exercisable     Options
                                            Shares        Per Share      Shares      Per Share      At Year End   At Year End
                                            ------        ---------      ------      ---------      -----------   -----------
Shares outstanding at December 31, 1996     1,512,334    $19.00-$21.62   27,500     $19.00-$26.12      793,697        $19.09
                                            ---------    -------------   ------     -------------    ---------    ----------
     Granted                                  369,109    $26.50-$26.88    5,000            $28.50
     Exercised                               (253,552)          $19.00        -                 -
     Forfeited                                 (8,000)               -        -                 -
                                            ---------    -------------   ------     -------------    ---------    ----------
Shares outstanding at December 31, 1997     1,619,891    $19.00-$26.88   32,500     $19.00-$28.50    1,230,227        $20.58
                                            ---------    -------------   ------     -------------    ---------    ----------
     Granted                                  412,500           $27.38    5,000           $25.625
     Exercised                                (66,080)          $19.00   (7,000)   $19.00-$21.375
     Forfeited                                                       -        -
                                            ---------    -------------   ------     -------------    ---------    ----------
Shares outstanding at December 31, 1998     1,966,311    $19.00-$27.38   30,500     $19.00-$28.50    1,330,654        $19.38
                                            ---------    -------------   ------     -------------    ---------    ----------
     Granted                                  520,000          $23.375    5,000          $20.6875
     Exercised                                (88,250)          $19.00        -
     Forfeited                                (18,500)               -        -
                                            ---------    -------------   ------     -------------    ---------    ----------
Shares outstanding at December 31, 1999     2,379,561    $19.00-$27.38    35,500    $19.00-$28.50    1,536,473        $21.72
                                            =========    =============   ======     =============    =========    ==========

   The weighted average exercise price for options granted in 1997 was $27.06, in 1998 was $27.38 and in 1999 was $23.35.

         The weighted average remaining contractual life for options outstanding at December 31, 1999 was 5 years and the weighted average remaining contractual life for options exercisable at December 31, 1999 was 5 years.

         The Company records options granted using Accounting Principles Board
   (APB) opinion Number 25, "Accounting for Stock Issued to Employees and Related Interpretations." Accordingly, no compensation expense is recognized on the date the options are granted. If the Company had recorded compensation expense using the methodology prescribed in SFAS 123, "Accounting for Stock-Based Compensation", the Company's net income would have been reduced by approximately $488 or $0.01 per share for the year ended December 31, 1999 and $228 or $0.00 per share for the year ended December 31, 1998.

                              THE MACERICH COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13.      STOCK OPTION PLAN, CONTINUED:

     The weighted average fair value of options granted during 1999 and 1998 were $0.98 and $2.01, respectively. The fair value of each option grant issued in 1999 and 1998 is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (a) dividend yield of 10% in 1999 and 7.8% in 1998 , (b) expected volatility of the Company's stock of 17.29% in 1999 and 17.26% in 1998, (c) a risk free interest rate based on U.S. Zero Coupon Bonds with time of maturity approximately equal to the options' expected time to exercise and (d) expected option lives of five years for options granted in 1999 and 1998.

14.      DEFERRED COMPENSATION PLANS:

     The Company has established deferred compensation plans under which key executives of the Company may elect to defer receiving a portion of their cash compensation otherwise payable in one calendar year until a later year. The Company may, as determined by the Board of Directors in its sole discretion, credit a participant's account with an amount equal to a percentage of the participant's deferral. The Company contributed $296 during 1999 and $295 during 1998 to two of these plans.

     In addition, certain executives have split dollar life insurance agreements with the Company whereby the Company generally pays annual premiums on a life insurance policy in an amount equal to the executives deferral under one of the Company's deferred compensation plans.

15.      ACQUISITIONS AND OTHER DEVELOPMENTS:

     On February 18, 1999, the Company, through a 51/49 joint venture with Ontario Teachers' closed on the first phase of a two phase acquisition of a portfolio of properties. The phase one closing included the acquisition of three regional malls, the retail component of a mixed-use development, five contiguous properties and two non-contiguous community shopping centers comprising approximately 3.6 million square feet for a total purchase price of approximately $427,000. The purchase price was funded with a $120,000 loan placed concurrently with the closing, $140,400 of debt from an affiliate of the seller, and $39,400 of assumed debt. The balance of the purchase price was paid in cash. The Company's share of the cash component was funded with the proceeds from two refinancings of centers and borrowings under the Company's line of credit. On July 12, 1999, the Company closed on the second phase of the acquisition. The second phase consisted of the acquisition of the office component of the mixed-use development for a purchase price of approximately $111,000. The purchase price was funded with a $76,700 loan placed concurrently with the closing and the balance was paid in cash. The Company's share of the cash component was funded from borrowings under the Company's line of credit.

     On June 2, 1999, Cerritos, a wholly-owned subsidiary of Macerich Management Company, acquired Los Cerritos Center, a 1,304,262 square foot super regional mall in Cerritos, California. The total purchase price was $188,000, which was funded with $120,000 of debt placed concurrently with the closing and a $70,800 loan from the Company. The Company funded this loan from borrowings under a $60,000 bank loan agreement and the balance from the Company's line of credit.

     On October 29, 1999, Macerich Santa Monica, LLC, a wholly-owned indirect subsidiary of the Company, acquired Santa Monica Place, a 560,623 square foot regional mall located in Santa Monica, California. The total purchase price was $130,800, which was funded with $80,000 of debt placed concurrently with the closing with the balance funded from proceeds from a joint venture transaction with Ontario Teachers'.

     On November 15, 1999, the Company redeemed $25,133 of OP Units of the Operating Partnership for cash from various unit holders. A total of 1,266,687 of OP Units were redeemed for cash at the Company's option in lieu of exchanging common stock for OP Units.

                              THE MACERICH COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

16.      PRO FORMA FINANCIAL INFORMATION (UNAUDITED):

     The following unaudited pro forma financial information combines the consolidated results of operations of the Company for 1999 and 1998 as if the 1999 Acquisitions had occurred on January 1, 1998, after giving effect to certain adjustments, including depreciation, interest expense relating to debt incurred to finance the acquisitions and general and administrative expense to manage the properties. The pro forma information is based on assumptions management believes to be appropriate. The pro forma information is not necessarily indicative of what the actual results would have been had the acquisitions occurred at the beginning of the period indicated, nor does it purport to project the Company's financial position or results of operations at any future date or for any future period.


                                                                                     Years ended December 31,
                                                                                 ---------------------------------------
                                                                                          1999                 1998
                                                                                          ----                 ----
Revenues                                                                              $341,445                  $302,377

Income before minority interest and extraordinary items                               $169,378                   $59,096

Income before extraordinary items                                                     $111,853                   $34,737

Net income - available to common stockholders                                         $110,375                   $32,302

Per share income before extraordinary items - basic                                      $3.29                     $1.13

Net income per share - available to common stockholders - basic                          $3.25                     $1.05

Weighted average number of common shares outstanding - basic                            34,007                    30,805

Per share income before extraordinary items - diluted                                    $3.02                     $1.10

Net income per share - available to common stockholders - diluted                        $2.99                     $1.05

Weighted average number of common shares outstanding - diluted                          60,893                    43,628



17.      REDEEMABLE PREFERRED STOCK:

      On February 25, 1998, the Company issued 3,627,131 shares of Series A Preferred Stock for proceeds totaling $100,000 in a private placement. The preferred stock can be converted on a one for one basis into common stock and will pay a quarterly dividend equal to the greater of $0.46 per share, or the dividend then payable on a share of common stock.

      On June 17, 1998, the Company issued 5,487,471 shares of Series B cumulative convertible redeemable preferred stock ("Series B Preferred Stock") for proceeds totaling $150,000 in a private placement. The preferred stock can be converted on a one for one basis into common stock and will pay a quarterly dividend equal to the greater of $0.46 per share, or the dividend then payable on a share of common stock.

     No dividends will be declared or paid on any class of common or other junior stock to the extent that dividends on Series A Preferred Stock and Series B Preferred Stock have not been declared and/or paid.

                              THE MACERICH COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

18.      QUARTERLY FINANCIAL DATA (UNAUDITED):

     The following is a summary of periodic results of operations for 1999 and 1998:

                                               1999 Quarter Ended                       1998 Quarter Ended
                                      -----------------------------------------     -------------------------------------------
                                      Dec 31     Sept 30     June 30    Mar 31      Dec 31     Sept 30       June 30     Mar 31
                                      -------    -------     -------    -------     -------    -------       -------    -------
Revenues                              $84,676    $83,244     $80,675    $78,849     $86,200     $75,079      $61,407    $61,175
Income before minority interest
  and extraordinary items             117,438     17,200      16,665     17,521      23,583      12,653       12,607     10,569

Income before
  extraordinary items                  84,327      9,153       9,001      9,870      13,780       6,903        7,368      6,912

Net income - available to common
  stockholders                         83,865      9,125       8,986      8,897      13,759       4,579        7,368      6,822

Income before extraordinary
  items per share                       $2.48      $0.27       $0.26      $0.29       $0.42       $0.23        $0.24      $0.25

Net income - available to common
  stockholders per share - basic        $2.47      $0.27       $0.26      $0.26       $0.42       $0.15        $0.24      $0.25


  19.SEGMENT INFORMATION:

         During 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 established standards for disclosure about operating segments and related disclosures about products and services, geographic areas and major customers. The Company currently operates in one business segment, the acquisition, ownership, redevelopment, management and leasing of regional and community shopping centers. Additionally, the Company operates in one geographic area, the United States.

      20.SUBSEQUENT EVENTS (UNAUDITED):

         On February 14, 2000 a dividend/distribution of $0.51 per share was declared for common stockholders and OP Unit holders of record on February 18, 2000. In addition, the Company declared a dividend of $0.51 on the Company's Series A Preferred Stock and a dividend of $0.51 on the Company's Series B Preferred Stock. All dividends/distributions will be payable on March 7, 2000.

                        REPORT OF INDEPENDENT ACCOUNTANTS

  To the Board of Trustees and Stockholders of Pacific Premier Retail Trust:

  We have audited the consolidated financial statements and financial statement schedule of Pacific Premier Retail Trust (the "Trust") as listed in Items 14(a) (2) and (4) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on these statements and financial statement schedule based on our audit.

  We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respect, the consolidated financial position of Pacific Premier Retail Trust as of December 31, 1999, and the consolidated results of its operations and its cash flows for the period from February 18, 1999 (Inception) to December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

  PricewaterhouseCoopers LLP

  Los Angeles, California
  February 14, 2000

                          PACIFIC PREMIER RETAIL TRUST
                    (A MARYLAND REAL ESTATE INVESTMENT TRUST)

                           CONSOLIDATED BALANCE SHEET

                             AS OF DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)




                                     ASSETS:

Property, net                                                                                984,743

Cash                                                                                           4,295
Tenant receivables, net                                                                        6,793
Deferred rent receivables                                                                      2,501
Deferred charges, less accumulated amortization of $161                                        1,116
Other assets                                                                                     778
                                                                                          ----------
   Total assets                                                                           $1,000,226
                                                                                          ==========

                               LIABILITIES AND STOCKHOLDERS' EQUITY:

Notes payable                                                                               $670,787
Accounts payable                                                                               3,086
Accrued interest payable                                                                       3,556
Accrued real estate taxes                                                                        912
Tenant security deposits                                                                       1,018
Other accrued liabilities                                                                      9,192
Due to related parties                                                                         1,479
                                                                                          ----------
   Total liabilities                                                                         690,030

Commitments (Note 8)

Stockholders' equity:
     Series A redeemable preferred stock, $.01 par value,  625 shares
              authorized, issued and outstanding at December 31, 1999                                                     -

     Common stock, $.01 par value, 219,611 shares authorized
              issued and outstanding at December 31, 1999                                          2

     Additional paid in capital                                                              307,613

     Accumulated earnings                                                                      2,581
                                                                                          ----------
              Total stockholders' equity                                                     310,196
                                                                                          ----------
                   Total liabilities and stockholders' equity                             $1,000,226
                                                                                          ==========

   The accompanying notes are an integral part of these financial statements.

                          PACIFIC PREMIER RETAIL TRUST
                    (A MARYLAND REAL ESTATE INVESTMENT TRUST)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                FOR THE PERIOD FROM FEBRUARY 18, 1999 (INCEPTION)
                            THROUGH DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

Revenues:
   Minimum rents                                                                                $46,170
   Percentage rents                                                                               3,497
   Tenant recoveries                                                                             15,866
   Other income                                                                                     336
                                                                                                -------
Total revenues                                                                                   65,869
                                                                                                -------
Expenses:

   Interest                                                                                      21,642
   Maintenance and repairs                                                                        4,627
   Real estate taxes                                                                              4,743
   Management fees                                                                                2,253
   General and administrative                                                                     1,132
   Ground rent                                                                                      905
   Insurance                                                                                        301
   Marketing                                                                                        662
   Utilities                                                                                      2,012
   Security                                                                                       1,724
                                                                                                -------
Total expenses                                                                                   40,001
                                                                                                -------
     Income before depreciation and amortization
          and minority interest                                                                  25,868

Depreciation and amortization                                                                    10,463
Minority interest                                                                                    14
                                                                                                -------
     Net income                                                                                 $15,391
                                                                                                =======


   The accompanying notes are an integral part of these financial statements.

                          PACIFIC PREMIER RETAIL TRUST
                    (A MARYLAND REAL ESTATE INVESTMENT TRUST)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                FOR THE PERIOD FROM FEBRUARY 18, 1999 (INCEPTION)
                            THROUGH DECEMBER 31, 1999

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                        COMMON          PREFERRED                       ADDITIONAL                      TOTAL
                                         STOCK            STOCK        COMMON STOCK       PAID IN     ACCUMULATED    STOCKHOLDERS'
                                     (# OF SHARES)    (# OF SHARES)      PAR VALUE        CAPITAL      EARNINGS         EQUITY
                                     -------------    -------------    ------------     ----------    -----------    -------------
  Common stock issued to
    Macerich PPR Corp.                   111,691                             $1           $115,527                        $115,528

  Common stock issued to
    Ontario Teachers' Pension
    Plan Board                           107,920                              1            189,677                         189,678

  Preferred stock issued                                      625                            2,500                           2,500

  Issuance costs                                                                               (91)                            (91)

  Common stock distributions
    paid to Macerich PPR Corp.                                                                             ($6,524)         (6,524)

  Common stock distributions paid
    to Ontario Teachers' Pension
    Plan Board                                                                                              (6,268)         (6,268)

  Preferred stock distributions
    paid                                                                                                       (18)            (18)

  Net income                                                                                                15,391          15,391
                                      ----------       -------------    ------------     ----------    -----------    -------------
  Balance December 31, 1999              219,611              625            $2           $307,613          $2,581        $310,196
                                      ----------       -------------    ------------     ----------    -----------    -------------

The accompanying notes are an integral part of these financial statements.

                          PACIFIC PREMIER RETAIL TRUST
                    (A MARYLAND REAL ESTATE INVESTMENT TRUST)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                FOR THE PERIOD FROM FEBRUARY 18, 1999 (INCEPTION)
                            THROUGH DECEMBER 31, 1999

                             (DOLLARS IN THOUSANDS)

Cash flows from operating activities:
    Net income                                                                                $15,391
                                                                                             --------
Adjustment to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                              10,463

Changes in assets and liabilities:
    Tenant receivables, net                                                                    (3,438)
    Deferred rent receivables                                                                  (2,501)
    Other assets                                                                                   27
    Accounts payable                                                                            2,870
    Accrued interest payable                                                                    2,285
    Accrued real estate taxes                                                                  (1,228)
    Tenant security deposits                                                                      315
    Other accrued liabilities                                                                   5,449
    Due to related parties                                                                      4,108
                                                                                             --------
          Total adjustments                                                                    18,350
                                                                                             --------
          Net cash flows provided by operating activities                                      33,741
                                                                                             --------
Cash flows from investing activities:
    Acquisition of property and improvements                                                 (389,536)
    Deferred charges                                                                             (704)
                                                                                             --------
          Net cash flows used in investing activities                                        (390,240)

Cash flows from financing activities:
    Proceeds from notes payable                                                               203,444
    Payments on notes payable                                                                  (4,942)
    Net proceeds from preferred stock offering                                                    409
    Contributions                                                                             175,266
    Distributions                                                                             (12,792)
    Preferred dividends paid                                                                      (18)
    Deferred finance costs                                                                       (573)
                                                                                             --------
          Net cash flows provided by financing activities                                     360,794

          Net increase in cash                                                                  4,295

Cash, beginning of period                                                                           -
                                                                                             --------
Cash, end of year                                                                              $4,295
                                                                                             ========
Supplemental cash flow information:
    Cash payments for interest, net of amounts capitalized                                    $18,087
                                                                                             ========
Non-cash transactions:
    Non-cash contribution of assets, net of assumed debt                                     $131,100
                                                                                             ========

    Non-cash assumption of debt                                                              $150,625
                                                                                             ========

   The accompanying notes are an integral part of these financial statements.

                          PACIFIC PREMIER RETAIL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.   ORGANIZATION AND BASIS OF PRESENTATION:

     On February 18, 1999, Macerich PPR Corp. (the "Corp"), an indirect wholly owned subsidiary of the Macerich Company (the "Company"), and Ontario Teachers' Pension Plan Board ("Ontario Teachers'") acquired a portfolio of properties in the first of a two-phase acquisition and formed the Pacific Premier Retail Trust (the "Trust").

     The first phase of the acquisition consisted of three regional malls, the retail component of a mixed-use development and five contiguous properties comprising approximately 3.4 million square feet for a total purchase price of approximately $415,000. The purchase price was funded with a $120,000 loan placed concurrently with the closing, $109,800 of debt from an affiliate of the seller and $39,400 of assumed debt. The balance of the purchase price was paid in cash.

     The second phase consisted of the acquisition of the office component of the mixed-use development for a purchase price of approximately $111,000. The purchase price was funded with a $76,700 loan placed concurrently with the closing and the balance was paid in cash.

     On October 26, 1999, 99% of the membership interests of Los Cerritos Center and Stonewood Mall and 100% of the membership interests of Lakewood Mall were contributed to the Trust. The total value of the transaction was approximately $535,000. The properties were contributed to the Trust subject to existing debt of $322,000. The properties were recorded at approximately $453,100 to reflect the cost basis of the assets contributed to the Trust.

     The Trust was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. The Corp maintains a 51% ownership interest in the Trust, while Ontario Teachers' maintains a 49% ownership interest in the Trust.

     The properties as of December 31, 1999 and their locations are as follows:

                  Cascade Mall                       Burlington, Washington
                  Creekside Crossing Mall            Redmond, Washington
                  Cross Court Plaza                  Burlington, Washington
                  Kitsap Mall                        Silverdale, Washington
                  Kitsap Place Mall                  Silverdale, Washington
                  Lakewood Mall                      Lakewood, California
                  Los Cerritos Center                Cerritos, California
                  Northpoint Plaza                   Silverdale, Washington
                  Redmond Towne Center               Redmond, Washington
                  Redmond Office                     Redmond, Washington
                  Stonewood Mall                     Downey, California
                  Washington Square Mall             Tigard, Oregon
                  Washington Square Too              Tigard, Oregon

                          PACIFIC PREMIER RETAIL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     CASH AND CASH EQUIVALENTS:

     The Trust considers all highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents, for which cost approximates market. Included in cash is restricted cash of $1,299 at December 31, 1999.

     TENANT RECEIVABLES:

     Included in tenant receivables are accrued overage rents of $2,835 and an allowance for doubtful accounts of $171 at December 31, 1999.

     REVENUES:

     Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight lining of rent adjustment." Rental income was increased by $2,501 in 1999 due to the straight lining of rents. Percentage rents are recognized on an accrual basis. Recoveries from tenants for real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable costs are incurred.

     The Trust engages the Macerich Management Company (the "Management Company"), an affiliate of the Company, to manage the operations of the Trust. The Management Company provides property management, leasing, corporate, redevelopment and acquisitions services to the properties of the Trust. In consideration of these services, the Management Company receives monthly management fees ranging from 1.0% to 4.0% of the gross monthly rental revenue of the properties managed.

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

     Property is recorded at cost and is depreciated using a straight-line method over the estimated lives of the assets as follows:

     Building and improvements                                 5-39 years
     Tenant improvements                    initial term of related lease
     Equipment and furnishings                                    5 years

     The Trust assesses whether there has been an impairment in the value of its long-lived assets by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenants' ability to perform their duties and pay rent under the terms of the leases. The Trust may recognize an impairment loss if the income stream is not sufficient to cover its investments. Such a loss would be determined between the carrying value and the fair value of a property. Management believes no such impairment has occurred in its net property carrying values at December 31, 1999.

     DEFERRED CHARGES:

     Costs relating to financing of properties and obtaining tenant leases are deferred and amortized over the initial term of the agreement. The straight-line method is used to amortize all costs except financing, for which the effective interest method is used. The range of the terms of the agreements are as follows:

         Deferred lease costs                         1 -  9 years
         Deferred financing costs                     1 - 12 years

                          PACIFIC PREMIER RETAIL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     INCOME TAXES:

     The Trust has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. A REIT is generally not subject to income taxation on that portion of its income that qualifies as REIT taxable income as long as it distributes at least 95% of its taxable income to its stockholders and complies with other requirements. Accordingly, no provision has been made for income taxes in the financial statements.

     FAIR VALUE OF FINANCIAL INSTRUMENTS:

     To meet the reporting requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," the Trust calculates the fair value of financial instruments and includes this additional information in the notes to the consolidated financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made. The estimated fair value amounts have been determined by the Trust using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Trust could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     CONCENTRATION OF RISK:

     The Trust maintains its cash accounts in a number of commercial banks. Accounts at these banks are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100. At various times during the year, the Trust had deposits in excess of the FDIC insurance limit.

     AT&T Wireless Services represented 9.5% of total minimum rents in place as of December 31, 1999, and no other tenant represented more than 2.7% of total minimum rents as of December 31, 1999.

     MANAGEMENT ESTIMATES:

     The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.  PROPERTY:

     Property is summarized as follows:

                                                         December 31,
                                                             1999
                                                             ----
Land                                                       $239,194
Building and improvements                                   735,258
Tenant improvements                                              89
Equipment and furnishings                                       148
Construction in progress                                     20,356
                                                           --------
                                                            995,045
                                                           --------
Less, accumulated depreciation                             (10,302)
                                                           --------
                                                           $984,743
                                                           ========

                          PACIFIC PREMIER RETAIL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4.  MORTGAGE NOTES PAYABLE:

          Mortgage notes payable at December 31, 1999 consist of the following:

                                                                   Carrying Amount of Notes
                                                 --------------------------------------------------------------
                                                                             1999
                                                 --------------------------------------------------------------

               Property Pledged                                Related     Interest         Payment    Maturity
                  As Collateral                   Other         Party        Rate            Terms       Date
               ----------------                   -----         -----        ----            -----       ----
  Cascade Mall                                     $27,130          ----       6.50%            239(e)     2014
  Kitsap Mall                                       40,101          ----       6.50% (c)        349(e)     2000
  Lakewood Mall (a)                                127,000          ----       7.20%     interest only     2005
  Los Cerritos Center                              119,430          ----       7.13%            826(e)     2006
  North Point Plaza                                  3,705          ----       6.50%             31(e)     2015
  Redmond Town Center - Retail                      64,202          ----       6.50%            439(e)     2011
  Redmond Town Center - Office (b)                    ----       $82,839       6.77%            584(e)     2009
  Stonewood Mall                                    75,000          ----       8.23% (d) interest only     2001
  Washington Square                                118,571          ----       6.70%            825(e)     2009
  Washington Square Too                             12,809          ----       6.50%            104(e)     2016
                                                  --------       -------
  Total                                           $587,948       $82,839
                                                  ========       =======
  Weighted average interest rate at

  December 31, 1999                                                            6.85%
                                                                               =====


     (a) In connection with the acquisition of this property, the Trust assumed $127,000 of collateralized fixed rate notes (the ("Notes"). The Notes bear interest at an average fixed rate of 7.20% and mature in July 2005. The Notes require the Trust to deposit all cash flow from the property operations with a trustee to meet its obligations under the Notes. Cash in excess of the required amount, as defined, is released. Included in cash and cash equivalents is $750 of restricted cash deposited with the trustee at December 31, 1999.

     (b) Concurrent with the acquisition of the property, the Trust placed $76,700 of debt and obtained a construction loan for an additional $16,000. Principal is drawn on the construction loan as costs are incurred. As of December 31, 1999, $6,745 of principal has been drawn under the construction loan.

     (c) In connection with the acquisition of this property, the Trust assumed $39,425 of debt. At acquisition, this debt was recorded at the fair value of $41,475 which included an unamortized premium of $2,050. This premium is being amortized as interest expense over the life of the loan using the effective interest method. The Trust's monthly debt service is $349 and is calculated based on an 8.60% interest rate. At December 31, 1999, the Trust's unamortized premium was $1,365.

     (d) This loan pays interest at LIBOR plus 1.75%. At December 31, 1999 the total interest rate was 8.23%.

     (e) This represents the monthly payment of principal and interest.

                          PACIFIC PREMIER RETAIL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4.  MORTGAGE NOTES PAYABLE - CONTINUED:

     Certain mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

     Total interest costs capitalized during the period from February 18, 1999 (Inception) through December 31, 1999 were $290.

     The fair value of mortgage notes payable at December 31, 1999 is estimated to be approximately $621,393 based on interest rates for comparable loans.

     The above debt matures as follows:

Years Ending December 31,
-------------------------
                            2000                                                              $48,298
                            2001                                                               83,773
                            2002                                                                9,381
                            2003                                                               10,031
                            2004                                                               10,720
                            2005 and beyond                                                   508,584
                                                                                             --------
                                                                                             $670,787
                                                                                             ========

     The Trust is currently in negotiations to refinance $40,101 of the debt maturing in 2000. The remaining debt maturing in 2000 reflects the amortization of principal on existing debt.

5.  RELATED PARTY TRANSACTIONS:

     The Trust engaged the Management Company to manage the operations of its properties. During 1999, the Trust incurred management fees of $2,253 to the Management Company.

     A mortgage note collateralized by the office component of Redmond Town Center is held by one of the Company's joint venture partners. In connection with this note, interest expense was $2,192 during the year ended December 31, 1999. Additionally, $248 of interest costs were capitalized during the year ended December 31, 1999 in relation to this note.

6.  FUTURE RENTAL REVENUES:

     The property leases generally provide for fixed annual minimum rent, overage rent based on sales, and reimbursement for certain operating expenses, including real estate taxes. For leases in effect at December 31, 1999, fixed minimum rents to be received in each of the next five years and thereafter are summarized as follows:

     2000                                                              $82,468
     2001                                                               79,055
     2002                                                               75,601
     2003                                                               69,648
     2004                                                               64,234
     Thereafter                                                        331,153
                                                                      --------
                                                                      $702,159
                                                                      ========

                                       74

                          PACIFIC PREMIER RETAIL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7.   REDEEMABLE PREFERRED STOCK:

     On October 6, 1999, the Trust issued 125 shares of Series A Redeemable Preferred Shares of Beneficial Interest ("Preferred Stock") for proceeds totaling $500 in a private placement. On October 26, 1999 the Trust issued 254 and 246 shares of Preferred Stock to the Corp and Ontario Teachers', respectively. The Preferred Stock can be redeemed by the Trust at any time with 15 days notice for $4,000 per share plus accumulated and unpaid dividends and the applicable redemption premium. The Preferred Stock will pay a semiannual dividend equal to $300 per share. The Preferred Stock has limited voting rights.

8.  COMMITMENTS:

     The Trust has certain properties subject to non-cancelable operating ground leases. The leases expire at various times through 2069, subject in some cases to options to extend the terms of the lease. Ground rent expense was $905 for the period from February 18, 1999 (Inception) through December 31, 1999.

     Minimum future rental payments required under the leases are as follows:

Years Ending December 31,
-------------------------
         2000                                                  $1,215
         2001                                                   1,215
         2002                                                   1,215
         2003                                                   1,215
         2004                                                   1,230
         Thereafter                                           105,492
                                                             --------
                                                             $111,582
                                                             ========

                          INDEPENDENT AUDITORS' REPORT

     The Partners
     SDG Macerich Properties, L.P.:

     We have audited the accompanying balance sheets of SDG Macerich Properties, L.P. as of December 31, 1999 and 1998, and the related statements of operations, cash flows, and partners' equity for the years then ended. In connection with our audits of the financial statements, we have also audited the related financial statement schedule (Schedule III). These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SDG Macerich Properties, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule (Schedule III), when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     KPMG LLP
     Indianapolis, Indiana
     February 11, 2000

                          SDG MACERICH PROPERTIES, L.P.

                                 BALANCE SHEETS

                        AS OF DECEMBER 31, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                     ASSETS:

                                                                                                 1999                    1998
                                                                                          ------------            -------------
Properties:
   Land                                                                                      $200,123                 199,377
   Building and improvements                                                                  815,559                 804,724
   Equipment and furnishings                                                                    1,125                     472
                                                                                          ------------            -------------
                                                                                            1,016,807               1,004,573

   Less accumulated depreciation                                                               38,818                  17,383
                                                                                          ------------            -------------
                                                                                              977,989                 987,190

Cash and cash equivalents                                                                       8,332                   9,156
Tenant receivables, including accrued revenue
    less allowance for doubtful accounts of $979 and $804                                      20,700                  20,579
Prepaid real estate taxes and other assets                                                      2,178                   1,096
                                                                                          ------------            -------------
                                                                                           $1,009,199               1,018,021
                                                                                          ============            =============
                                          LIABILITIES AND PARTNERS' EQUITY

Mortgage notes payable                                                                       $503,565                 505,868
Accounts payable                                                                                7,755                  10,935
Due to affiliates                                                                                 633                     443
Accrued real estate taxes                                                                      14,859                  12,423
Accrued interest expense                                                                        1,562                   1,562
Accrued management and leasing fees                                                               322                     249
Other liabilities                                                                                 674                   1,503
                                                                                          ------------             ------------
   Total liabilities                                                                          529,370                 532,983

Partners' equity                                                                              479,829                 485,038
                                                                                          ------------             ------------
                                                                                           $1,009,199               1,018,021
                                                                                          ============             ============

See accompanying notes to financial statements.

                          SDG MACERICH PROPERTIES, L.P.

                             STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                                                        1999               1998
                                                                                   ---------          ----------
Revenues:
   Minimum rents                                                                     $88,051             72,016
   Overage rents                                                                       6,905              5,782
   Tenant recoveries                                                                  47,161             35,806
   Other                                                                               2,382              1,822
                                                                                    ---------          ----------
                                                                                     144,499            115,426
                                                                                    ---------          ----------
Expenses:

   Property operations                                                                18,750             13,561
   Depreciation of properties                                                         21,451             17,383
   Real estate taxes                                                                  18,603             13,577
   Repairs and maintenance                                                             6,979              6,312
   Advertising and promotion                                                           7,481              5,013
   Management fees                                                                     3,763              3,062
   Provision for credit losses                                                           748                809
   Interest on mortgage notes                                                         30,565             26,432
   Other                                                                                 768                231
                                                                                    ---------           ---------
                                                                                     109,108             86,380
                                                                                    ---------           ---------
          Net income                                                                 $35,391             29,046
                                                                                    =========           =========

See accompanying notes to financial statements.

                          SDG MACERICH PROPERTIES, L.P.

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                             (DOLLARS IN THOUSANDS)

                                                                                                      1999              1998
                                                                                                ----------         ---------
Cash flows from operating activities:
    Net income                                                                                  $   35,391            29,046

Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation of properties                                                                      21,451            17,383
    Amortization of debt premium                                                                   (2,303)           (1,843)
    Change in tenant receivables                                                                     (121)          (14,452)
    Change in accrued real estate taxes                                                              2,436             (527)
    Other items                                                                                    (4,684)             8,871
                                                                                                ----------         ---------

          Net cash provided by operating activities                                                 52,170            38,478
                                                                                                ----------         ---------
Cash flows from investing activities:
    Acquisition of properties, net of mortgage notes assumed                                             -         (480,392)
    Additions to properties                                                                       (12,394)           (4,922)
                                                                                                ----------         ---------

          Net cash used by investing activities                                                   (12,394)         (485,314)
                                                                                                ----------         ---------

Cash flows from financing activities:
    Contributions by partners                                                                            -           480,392
    Distributions to partners                                                                     (40,600)          (24,400)
                                                                                                ----------         ---------
          Net cash provided by financing activities                                               (40,600)           455,992
                                                                                                ----------         ---------
          Net  increase (decrease) in cash and cash equivalents                                      (824)             9,156

Cash and cash equivalents at beginning of year                                                       9,156                 -
                                                                                                ----------         ---------
Cash and cash equivalents at end of year                                                        $    8,332             9,156
                                                                                                ==========         =========
Supplemental cash flow information:
    Cash payments for interest                                                                  $   32,868            26,713
                                                                                                ==========         =========

    Non-cash transaction:
          Fair value of mortgage notes assumed with properties acquired                                  -           507,711
          Fair value of other liabilities, net, assumed with properties acquired                         -            11,548
                                                                                                ==========         =========



See accompanying notes to financial statements.

                          SDG MACERICH PROPERTIES, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                             (DOLLARS IN THOUSANDS)

                                                   Simon Property      The Macerich           Total
                                                     Group, Inc.          Company
                                                     affiliates         affiliates
                                                   --------------      ------------        -----------
Percentage ownership interest                                 50%               50%               100%
                                                   ==============      ============        ===========

Balance at January 1, 1998                                    $ -                 -                  -

    Contributions                                         240,196           240,196            480,392

    Distributions                                        (12,200)          (12,200)           (24,400)

    Net income for the year                                14,523            14,523             29,046
                                                   --------------      ------------        -----------

Balance at December 31, 1998                              242,519           242,519            485,038

    Distributions                                        (20,300)          (20,300)           (40,600)

    Net income for the year                                17,695            17,696             35,391
                                                   --------------      ------------        -----------

Balance at December 31, 1999                       $      239,914           239,915            479,829
                                                   ==============      ============        ===========



See accompanying notes to financial statements.

                          SDG MACERICH PROPERTIES, L.P.

                          Notes to Financial Statements

                           December 31, 1999 and 1998

                             (Dollars in thousands)

(1)  GENERAL

     (a)  PARTNERSHIP ORGANIZATION

          On December 29, 1997, affiliates of Simon Property Group, Inc. (Simon) and The Macerich Company (Macerich) formed a limited partnership to acquire and operate a portfolio of 12 regional shopping centers. SDG Macerich Properties, L.P. (the Partnership) acquired the properties on February 27, 1998, and the accompanying financial statements include the results of operations of the properties since the date of acquisition. As a result, the statement of operations presented for 1998 only represents ten months of activity.

     (b)  PROPERTIES

          Simon and Macerich have divided the property management services, and affiliates of each company manage six of the shopping centers. The shopping centers and their locations are as follows:

          Simon managed properties:

            South Park Mall                         Moline, Illinois
            Valley Mall                             Harrisonburg, Virginia
            Granite Run Mall                        Media, Pennsylvania
            Eastland Mall and Convenience Center    Evansville, Indiana
            Lake Square Mall                        Leesburg, Florida
            North Park Mall                         Davenport, Iowa

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


          The shopping center leases generally provide for fixed annual minimum rent, overage rent based on sales, and reimbursement for certain operating expenses, including real estate taxes. For leases in effect at December 31, 1999, fixed minimum rents to be received in each of the next five years and thereafter are summarized as follows:


             2000                   $  72,730
             2001                      66,183
             2002                      60,239
             2003                      53,401
             2004                      45,992
             Thereafter               149,455
                                    ---------
                                    $ 448,000
                                    =========

                          SDG MACERICH PROPERTIES, L.P.

                          Notes to Financial Statements

                           December 31, 1999 and 1998

                             (Dollars in thousands)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  REVENUES

          All leases are classified as operating leases, and minimum rents are recognized monthly on a straight-line basis over the terms of the leases.

          Most retail tenants are also required to pay overage rents based on sales over a stated base amount during the lease year, generally ending on January 31. Overage rents are recognized as revenues based on reported and estimated sales for each tenant through December 31, less a proration of the base amount. Differences between estimated and actual amounts are recognized in the subsequent year.

          During January 2000, the Emerging Issues Task Force finalized Issue No. 98-9 on ACCOUNTING FOR CONTINGENT RENT. The EITF clarified the recognition of overage rent by stating that revenue for such contingent rent should not be recognized until the sales of the tenant have exceeded its base amount. The Partnership will be required to adopt this new method as of January 1, 2000. The effect of this pronouncement will be to delay the recognition of revenue until later in the year and into the subsequent year. Estimates of the effects of this change have not yet been determined.

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

          The Partnership assesses whether there has been an impairment in the value of a property by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenants' ability to perform their duties and pay rent under the terms of the leases. The Partnership would recognize an impairment loss if the estimated future income stream of a property is not sufficient to recover its investment. Such a loss would be the difference between the carrying value and the fair value of a property. Management believes no impairment in its net property carrying values has occurred at December 31, 1999 or 1998.

                          SDG MACERICH PROPERTIES, L.P.

                          Notes to Financial Statements

                           December 31, 1999 and 1998

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

(3)   MORTGAGE NOTES PAYABLE AND FAIR VALUE OF FINANCIAL INSTRUMENTS

      In connection with the acquisition of the properties, the Partnership assumed $485,000 of mortgage notes payable which are secured by liens on the properties. The notes consist of $300,000 of debt which is due in May 2006 and requires monthly interest payments at a fixed weighted average rate of 7.41% and $185,000 of debt which is due in May 2003 and requires monthly interest payments at a variable weighted average rate (based on LIBOR) of 6.96% at December 31, 1999 (5.86% at December 31,
      1998). The variable rate debt is covered by an interest cap agreement which effectively prevents the variable rate from exceeding 11.53%.

      The fair value assigned to the $300,000 fixed-rate debt at the acquisition date based on an estimated market interest rate of 6.23% was $322,711, and the resultant debt premium is being amortized to interest expense over the remaining term of the debt using a level yield method. At December 31, 1999 and 1998, the unamortized balance of the debt premium was $18,565 and $20,868, respectively.

      The fair value of the $300,000 fixed-rate debt at December 31, 1999 and 1998 based on an interest rate of 8.34% and 6.70%, respectively, is estimated to be $266,530 and $312,000, respectively. The $185,000 carrying value of the variable-rate debt and the Partnership's other financial instruments are estimated to equal their financial statement values.

      The Partnership intends to obtain additional mortgage financing secured by the properties of up to $140,000 in 2000. The new financing is expected to have the same maturity as the existing fixed rate mortgage notes, which mature on May 15, 2006.

(4)   MANAGEMENT SERVICES

      Management fees incurred in 1999 and 1998 totaled $1,960 and $1,592, respectively, for the Simon-managed properties and $1,803 and $1,470, respectively, for the Macerich-managed properties, both based on a fee of 4% of gross receipts, as defined.

(5)   CONTINGENT LIABILITY

      The Partnership currently is not involved with any litigation other than routine and administrative proceedings arising in the ordinary course of business. On the basis of consultation with counsel, management believes that these items will not have a material adverse impact on the Partnership's financial statements taken as a whole.

                              THE MACERICH COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

                             (Dollars in thousands)

Schedule III.  Real Estate and Accumulated Depreciation


                                              Initial Cost to Company
                                         ------------------------------------
                                                                                   Cost
                                                                   Equipment    Capitalized
                                                   Building and       and      Subsequent to
                                         Land      Improvements   Furnishings   Acquisition
                                         ----      ------------   -----------   -----------

Shopping Centers/Entities:
Bristol Shopping Center                      $132         $11,587          $0          $1,449
Boulder Plaza                               2,919           9,053           0             787
Capitola Mall                              11,312          46,689           0           1,585
Carmel Plaza                                9,080          36,354           0             437
Chesterfield Towne Center                  18,517          72,936           2           9,522
Citadel, The                               21,600          86,711           0           3,101
Corte Madera, Village at                   24,433          97,821           0           1,174
County East Mall                            4,096          20,317       1,425           7,060
Crossroads Mall - Boulder                      50          37,793          64          36,655
Crossroads Mall - Oklahoma                 10,279          43,486         291          13,039
Fresno Fashion Fair                        17,966          72,194           0         (1,321)
Great Falls Marketplace                     2,960          11,840           0             660
Greeley Mall                                5,601          12,648          13           7,874
Green Tree Mall                             4,947          14,925         332          23,488
Holiday Village Mall                        3,491          18,229         138          19,014
Northgate Mall                              8,400          34,865         841          19,236
Northwest Arkansas Mall                    18,800          75,358           0           1,118
Pacific View
(formerly known as Buenaventura Mall)       8,697           8,696           0          85,660
Parklane Mall                               2,311          15,612         173          14,849
Queens Center                              21,460          86,631           8           4,136
Rimrock Mall                                8,737          35,652           0           3,307
Salisbury, The Centre at                   15,290          63,474          31           1,892
Santa Monica Place                         26,400         105,600           0             273
South Plains Mall                          23,100          92,728           0           1,426
South Towne Center                         19,600          78,954           0           5,236
Valley View Center                         17,100          68,687           0          10,525
Villa Marina Marketplace                   15,852          65,441           0             279
Vintage Faire Mall                         14,902          60,532           0             100
Westside Pavilion                          34,100         136,819           0           2,597
The Macerich Partnership, L.P.                451           1,844           0               0
                                         --------      ----------      ------        --------
                                         $372,583      $1,523,476      $3,318        $275,158
                                         ========      ==========      ======        ========


                                             Gross Amount at Which Carried at Close of Period
                                ------------------------------------------------------------------
                                                                                                                        Total Cost
                                                            Furniture,                                                    Net of
                                           Building and   Fixtures and     Constuction                Accumulated      Accumulated
                                Land       Improvements     Equipment      in Progress       Total   Depreciation      Depreciation
                                ----       ------------     ---------      -----------       -----   ------------      ------------

Shopping Centers/Entities:
Bristol Shopping Center            $132         $13,033            $0               $3      $13,168        $6,186           $6,982
Boulder Plaza                     2,919           9,840             0                0       12,759         3,232            9,527
Capitola Mall                    11,309          48,199            78                0       59,586         5,153           54,433
Carmel Plaza                      9,080          36,757            23               11       45,871         1,336           44,535
Chesterfield Towne Center        18,517          80,281         2,179                0      100,977        15,237           85,740
Citadel, The                     21,600          89,410           273              129      111,412         4,904          106,508
Corte Madera, Village at         24,433          98,957            34                4      123,428         3,752          119,676
County East Mall                  4,099          27,894           811               94       32,898        11,694           21,204
Crossroads Mall - Boulder        21,616          42,312           158           10,476       74,562        24,520           50,042
Crossroads Mall - Oklahoma       13,357          53,270           367              101       67,095         9,164           57,931
Fresno Fashion Fair              17,966          70,523           140              210       88,839         5,602           83,237
Great Falls Marketplace           3,090          12,370             0                0       15,460           619           14,841
Greeley Mall                      5,601          20,377           142               16       26,136        10,806           15,330
Green Tree Mall                   4,947          38,198           547                0       43,692        22,570           21,122
Holiday Village Mall              5,807          34,810           249                6       40,872        22,036           18,836
Northgate Mall                    8,400          53,832           949              161       63,342        21,173           42,169
Northwest Arkansas Mall          18,800          76,413            41               22       95,276         2,096           93,180
Pacific View
(formerly known as
  Buenaventura Mall)              8,697           8,797           277           85,282      103,053           712          102,341
Parklane Mall                     2,426          25,246           411            4,862       32,945        17,323           15,622
Queens Center                    21,454          87,498           647            2,636      112,235         9,195          103,040
Rimrock Mall                      8,737          38,847           112                0       47,696         3,223           44,473
Salisbury, The Centre at         15,284          64,821           582                0       80,687         7,653           73,034
Santa Monica Place               26,400         105,864             9                0      132,273           476          131,797
South Plains Mall                23,100          94,004           130               20      117,254         3,791          113,463
South Towne Center               19,600          84,018           161               11      103,790         6,417           97,373
Valley View Center               17,100          73,116           639            5,457       96,312         6,617           89,695
Villa Marina Marketplace         15,852          65,666            38               16       81,572         6,826           74,746
Vintage Faire Mall               14,298          59,656           718              862       75,534         4,987           70,547
Westside Pavilion                34,100         137,149         1,557              710      173,516         5,372          168,144
The Macerich Partnership, L.P.      451           1,844             0                0        2,295           448            1,847
                               --------      ----------       -------         --------   ----------      --------       ----------
                               $399,172      $1,653,002       $11,272         $111,089   $2,174,535      $243,120       $1,931,415
                               ========      ==========       =======         ========   ==========      ========       ==========

                              THE MACERICH COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

                             (DOLLARS IN THOUSANDS)

SCHEDULE III.  REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED:

Depreciation and amortization of the Company's investment in buildings and improvements reflected in the statements of income are calculated over the estimated useful lives of the asset as follows:


Buildings and improvements                        5 - 40 years
Tenant improvements                               life of related lease
Equipment and furnishings                         5 - 7 years

The changes in total real estate assets for the three years ended December 31, 1999 are as follows:

                                          1997            1998        1999
                                       ----------      ----------  ----------
Balance, beginning of year             $1,273,085      $1,607,429  $2,213,125
Additions                                 334,344         605,696     224,322
Disposals and retirements                       -               -    (262,912)
                                       ----------      ----------  ----------
Balance, end of year                   $1,607,429      $2,213,125  $2,174,535
                                       ----------      ----------  ----------
                                       ----------      ----------  ----------

The changes in accumulated depreciation and amortization for the three years ended December 31, 1999 are as follows:


                                           1997            1998        1999
                                         --------        --------    --------
Balance, beginning of year               $164,417        $200,250    $246,280
Additions                                  35,833          46,030      52,592
Disposals and retirements                       -               -     (55,752)
                                         --------        --------    --------
Balance, end of year                     $200,250        $246,280    $243,120
                                         --------        --------    --------

                                 PACIFIC PREMIER RETAIL TRUST
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     DECEMBER 31, 1999
                                   (DOLLARS IN THOUSANDS)

SCHEDULE III.  REAL ESTATE AND ACCUMULATED DEPRECIATION


                              Initial Cost to Trust                           Gross Amount Which Carried at Close of Period
                             -----------------------      Cost          --------------------------------------------------------
                                                        Capitalized                           Furniture,
                                        Building and    Subsequent             Building and  Fixtures and   Construction
Properties:                     Land    Improvements   to Acquisition   Land   Improvements    Equipment    in Progress     Total
----------                   -------    ------------   -------------- -------  ------------  ------------   ------------ --------
Cascade Mall                 $  8,200    $ 32,843        $    23      $  8,200   $ 32,842       $ 19         $     5      $ 41,066
Creekside Crossing Mall           620       2,495             11           620      2,495          -              11         3,126
Cross Court Plaza               1,400       5,629              -         1,400      5,629          -               -         7,029
Kitsap Mall                    13,590      56,672            239        13,590     56,893         18               -        70,501
Kitsap Place Mall               1,400       5,627              -         1,400      5,627          -               -         7,027
Lakewood Mall                  48,025     112,059          2,825        48,025    112,128          1           2,755       162,909
Los Cerritos Center            57,000     133,000             69        57,000    133,052         17               -       190,069
Northpoint Plaza                1,400       5,627              -         1,400      5,627          -               -         7,027
Redmond Towne Center           18,381      73,868          1,593        18,381     74,217         39           1,205        93,842
Redmond Office                 20,676      90,929          8,347        20,676     82,904          -          16,372       119,952
Stonewood Mall                 30,902      72,104              -        30,902     72,104          -               -       103,006
Washington Square Mall         33,600     135,084            719        33,600    135,742         53               8       169,403
Washington Square Too           4,000      16,087              1         4,000     16,087          1               -        20,088
                             -----------------------------------------------------------------------------------------------------

                             $239,194    $742,024        $13,827      $239,194   $735,347       $148          $20,356     $995,045
                             =====================================================================================================


                                                    Total Cost
                                                      Net of
                                Accumulated        Accumulated
Properties:                     Depreciation       Depreciation
----------                      ------------       ------------
Cascade Mall                       $   735          $ 40,331
Creekside Crossing Mall                 56             3,070
Cross Court Plaza                      125             6,904
Kitsap Mall                          1,283            69,218
Kitsap Place Mall                      125             6,902
Lakewood Mall                          752           162,157
Los Cerritos Center                    627           189,442
Northpoint Plaza                       125             6,902
Redmond Towne Center                 1,672            92,170
Redmond Office                       1,010           118,942
Stonewood Mall                         386           102,620
Washington Square Mall               3,048           166,355
Washington Square Too                  358            19,730
                                ------------------------------
                                   $10,302          $984,743
                                ==============================

Depreciation and amortization of the Trust's                           The changes in total real estate assets  for
investment in buildings and improvements reflected                     the year ended December 31, 1999 are as follows:
in the statement of income are calculated
over the estimated useful lives of the assets as follows:              Balance, beginning of period        $      -

Building and improvements              5 - 39 years                    Acquisitions                         981,218
Tenant improvements           life of related lease                    Additions                             13,827
Equipment and furnishings                   5 years                    Disposals and retirements                  -
                                                                                                           --------
                                                                       Balance, end of period             $ 995,045
                                                                                                          =========



The changes in accumulated depreciation for the year ended December 31, 1999 are as follows:

Balance, beginning of period                 $      -

Additions                                      10,302
Disposals and retirements                           -
                                             --------
Balance, end of period                       $ 10,302
                                             ========


                                SDG MACERICH PROPERTIES, L.P.

                Schedule III - Real Estate and Accumulated Depreciation

                                 As of December 31, 1999
                                  (Dollars in thousands)

                                                           Initial Cost to Partnership            Costs
                                                       -------------------------------------   Capitalized
                                                               Building and     Equipment       Subsequent
Shopping Center (1)    Location                       Land     Improvements  and Furnishings  to Acquisition
-------------------    --------                       ----     ------------  ---------------  --------------
Mesa Mall              Grand Junction, Colorado      $ 11,155        44,635              --            576
Lake Square Mall       Leesburg, Florida                7,348        29,392              --            716
South Park Mall        Moline, Illinois                21,341        85,540              --          1,518
Eastland Mall          Evansville, Indiana             28,160       112,642              --          2,727
Lindale Mall           Cedar Rapids, Iowa              12,534        50,151              --            521
North Park Mall        Davenport, Iowa                 17,210        69,042              --          1,443
South Ridge Mall       Des Moines, Iowa                11,524        46,097              --          3,708
Granite Run Mall       Media, Pennsylvania             26,147       104,671              --          1,446
Rushmore Mall          Rapid City, South Dakota        12,089        50,588              --          1,089
Empire Mall            Sioux Falls, South Dakota       23,706        94,860              --          1,574
Empire East            Sioux Falls, South Dakota        2,073         8,291              --             --
Southern Hills Mall    Sioux City, South Dakota        15,697        62,793              --            925
Valley Mall            Harrisonburg, Virginia          10,393        41,572              --            913
                                                     ---------------------------------------------------------

                                                     $199,377       800,274              --         17,156
                                                     =========================================================



                                                      Gross Book Value at December 31, 1999                      Total Cost
                                                     ---------------------------------------                       Net of
                                                              Building and     Equipment          Accumulated    Accumulated
Shopping Center (1)    Location                       Land    Improvements   and Furnishings      Depreciation   Depreciation
-------------------    --------                       ----    ------------   ---------------      ------------   ------------
Mesa Mall              Grand Junction, Colorado       11,155       45,186              25              2,155       54,211
Lake Square Mall       Leesburg, Florida               7,348       30,044              64              1,438       36,018
South Park Mall        Moline, Illinois               21,341       86,965              92              4,177      104,221
Eastland Mall          Evansville, Indiana            28,160      115,160             209              5,433      138,096
Lindale Mall           Cedar Rapids, Iowa             12,535       50,646              25              2,438       60,768
North Park Mall        Davenport, Iowa                17,210       70,463              22              3,323       84,372
South Ridge Mall       Des Moines, Iowa               12,278       48,897             154              2,279       59,050
Granite Run Mall       Media, Pennsylvania            26,147      105,819             298              5,013      127,251
Rushmore Mall          Rapid City, South Dakota       12,089       51,641              36              2,550       61,216
Empire Mall            Sioux Falls, South Dakota      23,697       96,343             101              4,607      115,534
Empire East            Sioux Falls, South Dakota       2,073        8,291               -                390        9,974
Southern Hills Mall    Sioux City, South Dakota       15,697       63,632              86              3,045       76,370
Valley Mall            Harrisonburg, Virginia         10,393       42,472              13              1,970       50,908
                                                     -------------------------------------------------------------------------

                                                     200,123      815,559           1,125             38,818      977,989
                                                     =========================================================================



Depreciation and amortization of the Partnership's               The changes in total shopping center properties for
investment in shopping center properties reflected               the years ended December 31, 1999 and 1998 are as follows:
in the statement of operations are calculated
over the estimated useful lives of the assets as follows:        Balance at January 1, 1998                                 $  --

Building and improvements                    39 years            Acquisitions in 1998                                     999,651
                                                                 Additions in 1998                                          4,922

Equipment and furnishings                   5-7 years            Disposals and retirements in 1998                             --
                                                                                                              --------------------

                                                                 Balance at December 31, 1998                           1,004,573

                                                                 Acquisitions in 1999                                          --
                                                                 Additions in 1999                                         12,394
                                                                 Disposals and retirements in 1999                           (160)
                                                                                                              --------------------

                                                                 Balance at December 31, 1999                         $ 1,016,807
                                                                                                              ====================



The changes in accumulated depreciation for the years ended December 31, 1999 and 1998 are as follows:

Balance at January 1, 1998                                              $     --

Additions in 1998                                                         17,383
Disposals and retirements in 1998                                             --
                                                              -------------------


Balance at December 31, 1998                                              17,383



Additions in 1999                                                         21,451
Disposals and retirements in 1999                                            (16)
                                                              -------------------

Balance at December 31, 1999                                            $ 38,818
                                                              ===================

(1) All of the shopping centers are encumbered by mortgage notes payable with a carrying value of $503,565 and $505,868 at December 31, 1999 and 1998, respectively.

                                       SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   THE MACERICH COMPANY

                                   By  /s/ ARTHUR M. COPPOLA
                                      ----------------------------------------
                                           Arthur M. Coppola
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                      CAPACITY                                             DATE
/s/ ARTHUR M. COPPOLA                          President and Chief Executive Officer
---------------------------------              And Director                                         March 21, 2000
Arthur M. Coppola

/s/ MACE SIEGEL                                Chairman of the Board                                March 21, 2000
---------------------------------
Mace Siegel

/s/ DANA K. ANDERSON                           Vice Chairman of the Board                           March 21, 2000
---------------------------------
Dana K. Anderson

/s/ EDWARD C. COPPOLA                          Executive Vice President                             March 21, 2000
---------------------------------
Edward C. Coppola

/s/ JAMES COWNIE                               Director                                             March 21, 2000
---------------------------------
James Cownie

/s/ THEODORE HOCHSTIM                          Director                                             March 21, 2000
---------------------------------
Theodore Hochstim

/s/ FREDERICK HUBBELL                          Director                                             March 21, 2000
---------------------------------
Frederick Hubbell

/s/ STANLEY MOORE                              Director                                             March 21, 2000
---------------------------------
Stanley Moore

/s/ WILLIAM SEXTON                             Director                                             March 21, 2000
---------------------------------
William Sexton

/s/ THOMAS E. O'HERN                           Executive Vice President, Treasurer  and
---------------------------------              Chief Financial and Accounting Officer               March 21, 2000
Thomas E. O'Hern

                                      EXHIBIT INDEX

  EXHIBIT
  NUMBER                              DESCRIPTION                                                             SEQUENTIALLY
                                                                                                              NUMBERED PAGE
3.1*                     Articles of Amendment and Restatement of the Company

3.1.1**                  Articles Supplementary of the Company

3.1.2***                 Articles Supplementary of the Company (Series A Preferred Stock)

3.1.3****                Articles Supplementary of the Company (Series B Preferred Stock)

3.1.4###                 Articles Supplementary of the Company (Series C Junior Participating Preferred
                         Stock)

3.2*****                 Amended and Restated Bylaws of the Company

4.1*****                 Form of Common Stock Certificate

4.2******                Form of Preferred Stock Certificate (Series A Preferred Stock)

4.2.1###                 Form of Preferred Stock Certificate (Series B Preferred Stock)

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

10.1.1******             Amendment to Amended and Restated Limited Partnerships Agreement for the
                         Operating Partnership dated June 27, 1997

10.1.2******             Amendment to Amended and Restated Limited Partnership Agreement for the
                         Operating Partnership dated November 16, 1997

10.1.3******             Fourth Amendment to Amended and Restated Limited Partnership Agreement for the
                         Operating Partnership dated February 25, 1998

10.1.4******             Fifth Amendment to Amended and Restated Limited Partnership Agreement for the
                         Operating Partnership dated February 26, 1998

10.1.5###                Sixth Amendment to Amended and Restated Limited Partnership Agreement for the
                         Operating Partnership dated June 17, 1998

10.1.6###                Seventh Amendment to Amended and Restated Limited Partnership Agreement for
                         the Operating Partnership dated December 31, 1999


  EXHIBIT NUMBER                                           DESCRIPTION                                            SEQUENTIALLY
                                                                                                                  NUMBERED PAGE
10.2********             Employment Agreement between the Company and Mace Siegel dated as of March 16,
                         1994

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

10.5#                    The Macerich Company Deferred Compensation Plan

10.6#                    The Macerich Company Deferred Compensation Plan for Mall Executives

10.7********             The Macerich Company Eligible Directors' Deferred Compensation Plan/Phantom
                         Stock Plan

10.8********             The Macerich Company Executive Officer Salary Deferral Plan

10.9####                 1999 Cash Bonus/Restricted Stock Program and Stock Unit Program under the
                         Amended and Restated 1994 Incentive Plan (including the forms) Award Agreements

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


  EXHIBIT NUMBER                                           DESCRIPTION                                            SEQUENTIALLY
                                                                                                                  NUMBERED PAGE
10.19###                 Registration Rights Agreement dated as of June 17, 1998 between the Company and the Ontario Teachers' Pension Plan Board

10.20###                 Redemption, Registration Rights and Lock-Up Agreement dated as of July 24,
                         1998 between the Company and Harry S. Newman, Jr. and LeRoy H. Brettin

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

10.26.1******            List of omitted Stock Pledge Agreement

10.27******              Promissory Note dated as of May 2, 1997 made by David J. Contis to the order of Macerich Management Company

10.28##                  Purchase and Sale Agreement between the Equitable Life Assurance Society of the United States and S.M. Portfolio Partners

10.29******              Partnership Agreement of S.M. Portfolio Ltd. Partnership

10.30###                 First Amended and Restated Credit Agreement, dated as of June 25, 1998, between the Operating Partnership, the Company and Wells Fargo Bank, National
                         Association

10.31                    Secured full recourse promissory note dated November
                         30, 1999 due November 29, 2009 made by Arthur M.
                         Coppola to the order of the Company.

10.32                    Stock Pledge Agreement dated as of November 30, 1999 made by Arthur M. Coppola for the benefit of the Company.


  EXHIBIT NUMBER                                           DESCRIPTION                                            SEQUENTIALLY
                                                                                                                  NUMBERED PAGE
21.1                     List of Subsidiaries

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

###                      Previously filed as an exhibit to the Company's Annual
                         Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

####                     Previously filed as an exhibit to the Company's
                         Quarterly Report on Form 10-Q for the quarter ended
                         September 30, 1999.