Form 10-Q
period 2000-03-31
MACERICH CO
filed 2000-05-15
CIK 912242

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          FOR QUARTER ENDED MARCH 31, 2000 COMMISSION FILE NO. 1-12504

                              THE MACERICH COMPANY
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        MARYLAND                                        95-4448705
------------------------                       ------------------------------
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

                Number of shares outstanding of the registrant's
                        common stock, as of May 10,2000.

            Common stock, par value $.01 per share: 34,147,910 shares
------------------------------------------------------------------------------

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

                       THE MACERICH COMPANY (The Company)

                                    Form 10-Q


                                      INDEX


                                                                    Page
Part I:  Financial Information

Item 1.  Financial Statements


         Consolidated balance sheets of the Company as
         of March 31, 2000 and December 31, 1999                      1

         Consolidated  statements  of  operations  of the
         Company  for  the periods from January 1 through
         March 31, 2000 and 1999                                      2


         Consolidated statements of cash flows of the
         Company for the periods from January 1
         through March 31, 2000 and 1999                              3


         Notes to condensed and consolidated financial
         statements                                                4 to 19


Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    20 to 29

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                                 30


Part II: Other Information                                        31 to 33

                                                 THE MACERICH COMPANY (The Company)

                                                    CONSOLIDATED BALANCE SHEETS
                                             (Dollars in thousands, except share data)
                                                            (Unaudited)
                                                                                                   March 31,          December 31,
                                                                                                      2000                1999
                                                                                                 ----------------   ---------------

                                         ASSETS:

Property, net                                                                                          $1,926,340       $1,931,415
Cash and cash equivalents                                                                                  30,756           40,455
Tenant receivables, including accrued overage rents of
     $737 in 2000 and $7,367 in 1999                                                                       28,155           34,423
Deferred charges and other assets, net                                                                     53,846           55,065
Investments in joint ventures and the Management Companies                                                343,152          342,935
                                                                                                  ----------------  ---------------

               Total assets                                                                            $2,382,249       $2,404,293
                                                                                                  ================  ===============


                          LIABILITIES AND STOCKHOLDERS' EQUITY:

Mortgage notes payable:
     Related parties                                                                                     $133,672         $133,876
     Others                                                                                             1,108,444        1,105,180
                                                                                                 ----------------   ---------------
     Total                                                                                              1,242,116        1,239,056
Bank notes payable                                                                                        159,501          160,671
Convertible debentures                                                                                    161,400          161,400
Accounts payable and accrued expenses                                                                      21,926           27,815
Due to affiliates                                                                                           3,036            6,969
Other accrued liabilities                                                                                  26,650           25,849
Preferred stock dividend payable                                                                            4,648            4,648
                                                                                                 ----------------   ---------------
               Total liabilities                                                                        1,619,277        1,626,408
                                                                                                 ----------------   ---------------

Minority interest in Operating Partnership                                                                154,044          157,599
                                                                                                 ----------------   ---------------

Commitments and contingencies (Note 9)

Stockholders' equity:
      Series  A cumulative  convertible  redeemable  preferred  stock,  $.01 par value, 3,627,131 shares authorized, issued and outstanding
              at March 31, 2000 and December 31, 1999                                                          36               36
      Series B cumulative convertible redeemable preferred stock, $.01 par value,
              5,487,471 shares authorized, issued and outstanding
              at March 31, 2000 and December 31, 1999                                                          55               55
     Common stock, $.01 par value, 100,000,000 shares
              authorized, 34,147,711 and 34,072,625 shares issued and
              outstanding at March 31, 2000 and December 31, 1999, respectively                               341              338
     Additional paid in capital                                                                           582,171          582,837

     Accumulated earnings                                                                                  32,308           43,514
     Unamortized restricted stock                                                                          (5,983)          (6,494)
                                                                                                 ----------------   ---------------
              Total stockholders' equity                                                                  608,928          620,286
                                                                                                 ----------------   ---------------

              Total liabilities and stockholders' equity                                               $2,382,249       $2,404,293
                                                                                                 ================   ===============


                      The  accompanying  notes  are an  integral  part of  these financial statements.

                                   THE MACERICH COMPANY (The Company)

                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                     (Dollars in thousands, except share and per share amounts)
                                              (Unaudited)


                                                                           Three Months Ended March 31,
                                                                  -----------------------------------------------
                                                                          2000                      1999
                                                                  ---------------------     ---------------------

REVENUES:
     Minimum rents                                                             $47,175                   $50,592
     Percentage rents                                                            1,532                     3,943
     Tenant recoveries                                                          24,569                    23,097
     Other                                                                       2,027                     1,217
                                                                  ---------------------     ---------------------
         Total revenues                                                         75,303                    78,849
                                                                  ---------------------     ---------------------

EXPENSES:
     Shopping center expenses                                                   23,900                    23,265
     General and administrative expense                                          1,469                     1,403
     Interest expense:
         Related parties                                                         2,519                     2,513
         Others                                                                 25,632                    24,240
                                                                  ---------------------     ---------------------
         Total interest expense                                                 28,151                    26,753
                                                                  ---------------------     ---------------------


     Depreciation and amortization                                              14,528                    15,253

Equity in income of unconsolidated
     joint ventures and the Management Companies                                 6,723                     5,346
Loss on sale of assets                                                              (2)                        -
                                                                  ---------------------     ---------------------

Income before extraordinary item, minority interest and
    cumulative effect of change in accounting principle                         13,976                    17,521
Extraordinary loss on early extinguishment of debt                                   -                      (973)
Cumulative effect of change in accounting principle                               (963)                        -
                                                                  ---------------------     ---------------------

Income of the Operating Partnership                                             13,013                    16,548
Less minority interest in net income
     of the Operating Partnership                                                2,039                     3,230
                                                                  ---------------------     ---------------------

Net income                                                                      10,974                    13,318
Less preferred dividends                                                         4,648                     4,421
                                                                  ---------------------     ---------------------

Net income - available to common stockholders                                   $6,326                    $8,897
                                                                  =====================     =====================

Earnings per common share - basic:

Income before extraordinary item and cumulative effect
     of change in accounting principle                                           $0.22                     $0.29
     Extraordinary item                                                              -                     (0.03)
     Cumulative effect of change in accounting principle                         (0.03)                        -
                                                                  ---------------------     ---------------------

Net income per share - available to common stockholders                          $0.19                     $0.26
                                                                  =====================     =====================

Weighted average number of common shares
     outstanding - basic                                                    34,091,000                33,927,000
                                                                  =====================     =====================

Weighted average number of common shares
     outstanding - basic, assuming full conversion of
     Operating Partnership units outstanding                                45,052,000                46,246,000
                                                                  =====================     =====================

Earnings per common share - diluted:

Income before extraordinary item and cumulative effect
     of change in accounting principle                                           $0.21                     $0.28
     Extraordinary item                                                              -                     (0.02)
     Cumulative effect of change in accounting principle                         (0.02)                        -
                                                                  ---------------------     ---------------------

     Net income per share - available to common stockholders                     $0.19                     $0.26
                                                                  =====================     =====================

Weighted average number of common shares
     outstanding - diluted for EPS                                          45,350,000                46,565,000
                                                                  =====================     =====================

                         The  accompanying  notes are an integral  part of these financial statements.

                        THE MACERICH COMPANY (The Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                          January 1 to March 31,
                                                                              ----------------------------------------------
                                                                                      2000                     1999
                                                                              ----------------------   ---------------------

Cash flows from operating activities:
     Net income - available to common stockholders                                           $6,326                  $8,897
     Preferred dividends                                                                      4,648                   4,421
                                                                              ----------------------   ---------------------
     Net income                                                                              10,974                  13,318
                                                                              ----------------------   ---------------------

     Adjustments  to  reconcile  net income to net cash  provided  by  operating activities:
     Extraordinary loss on early extinguishment of debt                                           -                     973
     Cumulative effect of change in accounting principle                                        963                       -
     Loss on sale of assets                                                                       2                       -
     Depreciation and amortization                                                           14,528                  15,253
     Amortization of net discount (premium) on trust deed note payable                            8                     165
     Minority interest in net income of the Operating Partnership                             2,039                   3,230
     Changes in assets and liabilities:
          Tenant receivables, net                                                             5,305                   3,666
          Other assets                                                                          584                   1,082
          Accounts payable and accrued expenses                                              (5,889)                 (6,276)
          Due to affiliates                                                                  (3,933)                      -
          Other liabilities                                                                     801                  (9,132)
                                                                              ----------------------   ---------------------
                   Total adjustments                                                         14,408                   8,961
                                                                              ----------------------   ---------------------

     Net cash provided by operating activities                                               25,382                  22,279
                                                                              ----------------------   ---------------------

Cash flows from investing activities:
     Acquisitions of property and improvements                                                 (586)                 (4,069)
     Renovations and expansions of centers                                                   (5,558)                (14,121)
     Tenant allowances                                                                       (1,043)                 (1,631)
     Deferred charges                                                                        (1,634)                 (4,316)
     Equity in income of unconsolidated joint ventures
          and the Management Companies                                                       (6,723)                 (5,346)
     Distributions from joint ventures                                                        6,931                   3,897
     Contributions to joint ventures                                                           (425)                (70,124)
     Loans to affiliates, net                                                                     -                  (9,016)
                                                                              ----------------------   ---------------------

     Net cash used in investing activities                                                   (9,038)               (104,726)
                                                                              ----------------------   ---------------------

Cash flows from financing activities:
     Proceeds from mortgages and notes payable                                               34,434                 227,121
     Payments on mortgages and notes payable                                                (32,552)               (119,407)
     Dividends and distributions to partners                                                (23,277)                (22,110)
     Dividends to preferred stockholders                                                     (4,648)                 (4,421)
                                                                              ----------------------   ---------------------

     Net cash (used in) provided by financing activities                                    (26,043)                 81,183
                                                                              ----------------------   ---------------------

     Net decrease in cash                                                                    (9,699)                 (1,264)

Cash and cash equivalents, beginning of period                                               40,455                  25,143
                                                                              ----------------------   ---------------------

Cash and cash equivalents, end of period                                                    $30,756                 $23,879
                                                                              ======================   =====================

Supplemental cash flow information:
     Cash payment for interest, net of amounts capitalized                                  $24,993                 $23,782
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

         The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results for interim periods are not necessarily indicative of the results to be expected for a full year. The accompanying consolidated balance sheet as of December 31, 1999 has been derived from the audited financial statements, but does not include all disclosure required by GAAP.

         Certain reclassifications have been made in the 1999 consolidated financial statements to conform to the 2000 financial statement presentation.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements," ("SAB 101") which will be effective for periods beginning after December 15, 1999. This bulletin modified the timing of revenue recognition for percentage rent received from tenants. The Company expects this change to defer recognition of a significant amount of percentage rent for the first three calendar quarters into the fourth quarter. The Company applied this accounting change as of January 1, 2000. The cumulative effect of this change in accounting principle, at the adoption date of January 1, 2000, including the pro rata share of joint ventures, was approximately $1,750,000.

         In June 1998, the FASB issued Statement of Financial Accounting Standard ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which requires companies to record derivatives on the balance sheet, measured at fair value. Changes in the fair values of those derivatives will be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999, the FASB issues SFAS 137, "Accounting for Derivative Instruments and Hedging Activities," which delays the implementation of SFAS 133 from January 1, 2000 to January 1, 2001. The Company has not yet determined when it will implement SFAS 133 nor has it completed the analysis required to determine the impact on its consolidated financial statements.

                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)


         Earnings Per Share ("EPS")

         During 1998, the Company implemented SFAS No. 128, "Earnings per Share." The computation of basic earnings per share is based on net income and the weighted average number of common shares outstanding for three months ending March 31, 2000 and 1999. The computation of diluted earnings per share includes the effect of outstanding restricted stock and common stock options calculated using the Treasury stock method. The convertible debentures and convertible preferred stock were not included in the calculation since the effect of their inclusion would be anti-dilutive. The Operating Partnership units ("OP units") not held by the Company have been included in the diluted EPS calculation since they are redeemable on a one-for-one basis for common stock. The following table reconciles the basic and diluted earnings per share calculation:


                                                                             For the Three Months Ended March 31,
                                                         --------------------------------------------------------------------------
                                                         ------------------------------------   -----------------------------------
                                                            2000                                   1999
                                                         ------------------------------------   -----------------------------------
                                                             Net                                    Net
                                                           Income      Shares     Per Share       Income      Shares      Per Share
                                                         ------------------------------------   -----------------------------------

                                                                            (In thousands, except per share data)

Net income                                                   $10,974                                $13,318
Less:  Preferred stock dividends                               4,648                                  4,421
                                                         ------------                           ------------

Basic EPS:
Net income - available to common stockholders              6,326      34,091       $0.19          8,897      33,927         $0.26

Diluted EPS:
Effect of dilutive securities:
     Conversion of OP units                                2,039      10,961                      3,230      12,319
     Employee stock options and restricted stock             458         298                        244         319
     Convertible preferred stock                                  n/a - antidilutive for EPS             n/a - antidilutive for EPS
     Convertible debentures                                       n/a - antidilutive for EPS             n/a - antidilutive for EPS
                                                         ------------------------------------   -----------------------------------

Net income - available to common stockholders             $8,823      45,350       $0.19        $12,371      46,565         $0.26
                                                         ====================================   ===================================



                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)
2.       Organization:

         The Company is involved in the acquisition, ownership, redevelopment, management and leasing of regional and community shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"). The Operating Partnership owns or has an ownership interest in 47 regional shopping centers and five community shopping centers aggregating approximately 42 million square feet of gross leasable area. These 52 regional and community shopping centers are referred to hereinafter as the "Centers", unless the context otherwise requires. The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Company's three management companies, Macerich Property Management Company, a
         California corporation, Macerich Manhattan Management Company, a California corporation, and Macerich Management Company, a California corporation (collectively, the "Management Companies").

         The Company was organized to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The 20% limited partnership interest of the Operating Partnership not owned by the Company is reflected in these financial statements as minority interest.

3.       Investments in Unconsolidated Joint Ventures and the Management
         Companies:

         The following are the Company's investments in various real estate joint ventures which own regional retail and community shopping centers. The Operating Partnership's interest in each joint venture as of March 31, 2000 is as follows:

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


             COMBINED AND CONDENSED BALANCE SHEETS OF JOINT VENTURES
                          AND THE MANAGEMENT COMPANIES


                                                                             March 31,          December 31,
                                                                               2000                 1999
                                                                          ----------------    ------------------


              Assets:
                  Properties, net                                              $2,110,523            $2,117,711
                  Other assets                                                     55,385                58,412
                                                                          ----------------    ------------------
                  Total assets                                                 $2,165,908            $2,176,123
                                                                          ----------------    ------------------
                                                                          ----------------    ------------------
              Liabilities and partners' capital:
                  Mortgage notes payable                                       $1,287,327            $1,287,732
                  Other liabilities                                                50,609                62,891
                  The Company's capital                                           343,152               342,935
                  Outside partners' capital                                       484,820               482,565
                                                                          ----------------    ------------------
                  Total liabilities and partners' capital                      $2,165,908            $2,176,123
                                                                          ----------------    ------------------
                                                                          ----------------    ------------------





                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

3.   Investments in Unconsolidated Joint Ventures and the Management Companies
     - Continued:


                                           COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES
                                                       AND THE MANAGEMENT COMPANIES

                                                                   Three Months Ended March 31, 2000
                                                ------------------------------------------------------------------------------
                                                     SDG              Pacific
                                                   Macerich           Premier            Other            Mgmt
                                               Properties, L.P.    Retail Trust     Joint Ventures      Companies         Total
                                              -----------------  ----------------  ----------------  --------------  --------------


Revenues:
    Minimum rents                                 $21,909           $22,988            $6,387               -            $51,284
    Percentage rents                                1,602               792               364               -              2,758
    Tenant recoveries                              10,188             7,765             2,262               -             20,215
    Management fee                                      -                 -                 -          $2,994              2,994
    Other                                             485               312               302             115              1,214
                                              -----------------  ----------------  ----------------  --------------  --------------

Total revenues                                      34,184            31,857             9,315           3,109            78,465

Expenses:
     Shopping center expenses                       12,919             8,607             2,754               -            24,280
     Interest expense                                8,037            11,260             1,868             (92)           21,073
     Management Company expense                          -                 -                 -           3,457             3,457
     Depreciation and amortization                   5,511             4,629             1,049             232            11,421
                                              -----------------  ----------------  ----------------  --------------  --------------
     Total operating expenses                       26,467            24,496             5,671           3,597            60,231
                                              -----------------  ----------------  ----------------  --------------  --------------

Loss on sale of assets                                  -                 -                 -            (447)             (447)
Cumulative effect of change in
     accounting principle                          (1,139)             (397)              (21)              -            (1,557)
                                              -----------------  ----------------  ----------------  --------------  --------------

     Net income (loss)                             $6,578            $6,964            $3,623           ($935)           $16,230
                                              =================  ================  ================  ==============  ==============


               COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES
                          AND THE MANAGEMENT COMPANIES


                                                                   Three Months Ended March 31, 1999
                                          -------------------------------------------------------------------------------------
                                                SDG              Pacific
                                              Macerich           Premier            Other            Mgmt
                                           Properties, L.P.    Retail Trust     Joint Ventures      Companies         Total
                                          -----------------  ----------------  ----------------  --------------  --------------
Revenues:
    Minimum rents                             $21,124            $4,265            $6,291               -            $31,680
    Percentage rents                            1,870               316               558               -              2,744
    Tenant recoveries                          10,026             1,212             2,766               -             14,004
    Management fee                                  -                 -                 -          $2,008              2,008
    Other                                         571                73               294             155              1,093
                                          -----------------  ----------------  ----------------  --------------  --------------

Total revenues                                 33,591             5,866             9,909           2,163             51,529

Expenses:
     Shopping center expenses                  12,133             1,544             3,121               -             16,798
     Interest expense                           7,627             2,075             1,906            (105)            11,503
     Management Company expense                     -                 -                 -           2,744              2,744
     Depreciation and amortization              5,178               992             1,066              84              7,320
                                          -----------------  ----------------  ----------------  --------------  --------------
     Total operating expenses                  24,938             4,611             6,093           2,723             38,365
                                          -----------------  ----------------  ----------------  --------------  --------------

Gain on sale of assets                              3                 -                 -              12                 15
                                          -----------------  ----------------  ----------------  --------------  --------------

     Net income (loss)                         $8,656            $1,255            $3,816           ($548)           $13,179
                                          =================  ================  ================  ==============  ==============


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

     Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life ("NML") of $158,854 and $156,219 for the periods ended March 31, 2000 and December 31, 1999, respectively. NML is considered a related party because it is a joint venture partner with the Company in Macerich Northwestern Associates. Interest expense incurred on these borrowings amounted to $2,495 and $1,231 for the three months ended March 31, 2000 and 1999, respectively.

                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

3. Investments in Unconsolidated Joint Ventures and the Management Companies - Continued:


             PRO RATA SHARE OF COMBINED AND CONDENSED STATEMENTS OF
            OPERATIONS OF JOINT VENTURES AND THE MANAGEMENT COMPANIES

The following tables set forth the Operating Partnership's beneficial interest in the joint ventures and the Management Companies:



                                                                 Three Months Ended March 31, 2000
                                        ------------------------------------------------------------------------------------------
                                             SDG                Pacific
                                           Macerich             Premier                Other             Mgmt
                                       Properties, L.P.       Retail Trust        Joint Ventures       Companies       Total
                                     ------------------   -------------------   ------------------   ------------  ------------
Revenues:
    Minimun rents                         $10,954               $11,724               $1,965                -         $24,643
    Percentage rents                          802                   403                   77                -           1,282
    Tenant recoveries                       5,094                 3,960                  673                -           9,727
    Management fee                              -                     -                    -           $2,844           2,844
    Other                                     242                   159                   70              109             580
                                     ------------------   -------------------   ------------------   ------------  ------------
    Total revenues                         17,092                16,246                2,785            2,953          39,076
                                     ------------------   -------------------   ------------------   ------------  ------------

Expenses:
     Shopping center expenses               6,460                 4,390                  906              -            11,756
     Interest expense                       4,018                 5,743                  732            (87)           10,406
     Management Company expense                 -                     -                    -          3,285             3,285
     Depreciation and amortization          2,756                 2,361                  358            220             5,695
                                     ------------------   -------------------   ------------------   ------------  ------------
     Total operating expenses              13,234                12,494                1,996          3,418            31,142
                                     ------------------   -------------------   ------------------   ------------  ------------

Loss on sale of assets                          -                     -                    -           (424)            (424)
Cumulative effect of change in
accounting principle                         (570)                 (202)                 (15)             -             (787)
                                     ------------------   -------------------   ------------------   ------------  ------------

     Net income (loss)                      $3,288                $3,550                 $774          ($889)          $6,723
                                     ==================   ===================   ==================   ============  ============





                                                                 Three Months Ended March 31, 2000
                                    ------------------------------------------------------------------------------------------
                                             SDG                Pacific
                                           Macerich             Premier                Other             Mgmt
                                      Properties, L.P.        Retail Trust        Joint Ventures       Companies       Total
                                    ------------------   -------------------   ------------------   ------------  ------------

Revenues:
    Minimun rents                          $10,562                $2,175               $1,945              -          $14,682
    Percentage rents                           935                   161                  198              -            1,294
    Tenant recoveries                        5,013                   618                  762              -            6,393
    Management fee                               -                     -                    -         $1,908            1,908
    Other                                      286                    38                   60            147              531
                                    ------------------   -------------------   ------------------   ------------  ------------
    Total revenues                          16,796                 2,992                2,965          2,055           24,808
                                    ------------------   -------------------   ------------------   ------------  ------------

Expenses:
     Shopping center expenses                6,067                   787                  964              -            7,818
     Interest expense                        3,814                 1,058                  743           (100)           5,515
     Management Company expense                  -                     -                    -          2,608            2,608
     Depreciation and amortization           2,589                   506                  358             80            3,533
                                    ------------------   -------------------   ------------------   ------------  ------------
     Total operating expenses               12,470                 2,351                2,065          2,588           19,474
                                    ------------------   -------------------   ------------------   ------------  ------------

Gain on sale of assets                           1                     -                    -             11               12
                                    ------------------   -------------------   ------------------   ------------  ------------

     Net income (loss)                       $4,327                  $641                 $900          ($522)         $5,346
                                    ==================   ===================   ==================   ============  ============


                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

4.       Property:

         Property is summarized as follows:


                                                                          March 31,              December 31,
                                                                            2000                     1999
                                                                     --------------------     --------------------


              Land                                                              $399,172                 $399,172
              Building improvements                                            1,652,432                1,603,348
              Tenant improvements                                                 50,920                   49,654
              Equipment & furnishings                                             11,431                   11,272
              Construction in progress                                            67,767                  111,089
                                                                     --------------------     --------------------
                                                                               2,181,722                2,174,535

              Less, accumulated depreciation                                    (255,382)                (243,120)
                                                                     --------------------     --------------------

                                                                              $1,926,340               $1,931,415
                                                                     --------------------     --------------------
                                                                     --------------------     --------------------



                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)



5.       Mortgage Notes Payable:

         Mortgage notes payable at March 31, 2000 and December 31, 1999 consist of the following:


                                               Carrying Amount of Notes
                             ------------------------------------------------------------
                             -----------------------------  -----------------------------
                                        2000                           1999
                             -----------------------------  -----------------------------
Property Pledged                                Related                        Related      Interest       Payment      Maturity
   As Collateral                  Other          Party           Other          Party         Rate          Terms         Date
--------------------------   --------------- -------------  --------------- ------------- ------------  -------------  ------------

Wholly Owned Centers:

Capitola Mall                    ----         $36,883             ----         $36,983        9.25%           316 (a)      2001
Carmel Plaza                  $28,807            ----          $28,869            ----        8.18%           202 (a)      2009
Chesterfield Towne Center      64,172            ----           64,358            ----        9.07%            548(b)      2024
Citadel                        73,064            ----           73,377            ----        7.20%            554(a)      2008
Corte Madera, Village at       71,795            ----           71,949            ----        7.75%            516(a)      2009
Crossroads Mall-Boulder (c)      ----          34,789             ----          34,893        7.08%            244(a)      2010
Fresno Fashion Fair            69,000            ----           69,000            ----        6.52%    interest only       2008
Greeley Mall                   16,010            ----           16,228            ----        8.50%            187(a)      2003
Green Tree Mall/Crossroads - OK/
     Salisbury (d)            117,714            ----          117,714            ----        7.23%    interest only       2004
Holiday Village                  ----          17,000             ----          17,000        6.75%    interest only       2001
Northgate Mall                   ----          25,000             ----          25,000        6.75%    interest only       2001
Northwest Arkansas Mall        61,820            ----           62,080            ----        7.33%            434(a)      2009
Parklane Mall                    ----          20,000             ----          20,000        6.75%    interest only       2001
Queens Center                 100,000            ----          100,000            ----        6.88%            633(a)      2009
Rimrock Mall                   30,299            ----           30,445            ----        7.70%            244(a)      2003
Santa Monica Place (e)         85,000            ----           80,000            ----        7.66%    interest only       2001
South Plains Mall              64,484            ----           64,623            ----        8.22%            454(a)      2009
South Towne Center             64,000            ----           64,000            ----        6.61%    interest only       2008
Valley View Center             51,000            ----           51,000            ----        7.89%    interest only       2006
Villa Marina Marketplace       58,000            ----           58,000            ----        7.23%    interest only       2006
Vintage Faire Mall             53,279            ----           53,537            ----        7.65%            427(a)      2003
Westside Pavilion             100,000            ----          100,000            ----        6.67%    interest only       2008
                           --------------- -------------  --------------- -------------
                           --------------- -------------  --------------- -------------
Total - Wholly
Owned Centers               $1,108,444       $133,672       $1,105,180        $133,876
                           --------------- -------------  --------------- -------------

                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

5.       Mortgage Notes Payable, Continued:

         Mortgage notes payable at March 31, 2000 and December 31, 1999 consist of the following:

                                               Carrying Amount of Notes
                             ------------------------------------------------------------
                             -----------------------------  -----------------------------
                                        2000                           1999
                             -----------------------------  -----------------------------
Property Pledged                              Related                        Related      Interest       Payment      Maturity
   As Collateral                Other          Party           Other          Party         Rate          Terms         Date
------------------------   --------------- -------------  --------------- ------------- ------------  -------------  ------------

Joint Venture Centers
(at pro rata share):

Broadway Plaza (50%)(f)              -       $36,527                -         $36,690        6.68%           257 (a)      2008
Pacific Premier Retail
Trust (51%) (f):
    Cascade Mall               $13,695             -          $13,837               -        6.50%           122 (a)      2014
    Kitsap Mall                 20,239             -           20,452               -        6.50% (h)       178 (a)      2000
    Lakewood Mall (g)           64,770                         64,770               -        7.20%      interest only     2005
    Los Cerritos Center         60,730                         60,909               -        7.13%            421(a)      2006
    North Point Plaza            1,873             -            1,889               -        6.50%            16 (a)      2015
    Redmond Town Center
    - Retail                    32,607             -           32,743               -        6.50%           224 (a)      2011
    Redmond Town Center
    - Office (i)                     -        43,758                -          42,248        6.77%           298 (a)      2009
    Stonewood Mall (j)          38,250                         38,250               -        7.66%      interest only     2001
    Washington Square           60,220             -           60,471               -        6.70%           421 (a)      2009
    Washington Square Too        6,480             -            6,533               -        6.50%            53 (a)      2016
SDG Macerich Properties
L.P.(50%)(f)                   158,984             -          159,282               -        6.23% (k)       926 (a)      2006
SDG Macerich Properties
L.P.(50%)(f)                    92,250             -           92,500               -        6.72% (k)  interest only     2003
West Acres Center
(19%)(f)(l)                      7,600             -            7,600               -        6.52%      interest only     2009

                           --------------- -------------  --------------- -------------
Total - Joint Venture
Centers                       $557,698       $80,285         $559,236       $78,938
                           --------------- -------------  --------------- -------------

                           --------------- -------------  --------------- -------------
Total -
All Centers                 $1,666,142      $213,957       $1,664,416      $212,814
                           =============== =============  =============== =============

Weighted average interest rate at March 31, 2000 - Wholly Owned Centers                                                  7.39%
                                                                                                                   ============

Weighted average interest rate at December 31, 1999 - Wholly Owned Centers                                               7.39%
                                                                                                                   ============

(a)           This represents the monthly payment of principal and interest.

(b) This amount represents the monthly payment of principal and interest. In addition, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property's gross receipts (as defined in the loan agreement) exceeds a base amount specified therein. Contingent interest expense recognized by the Company was $130 and $113 for the three months ended March 31, 2000, and March 31, 1999, respectively.

(c) This note was issued at a discount. The discount is being amortized over the life of the loan using the effective interest method. At March 31, 2000 and December 31, 1999 the unamortized discount was $356 and $364, respectively.

(d) This loan is cross collateralized by Green Tree Mall, Crossroads Mall-Oklahoma and the Centre at Salisbury.

                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

5.            Mortgage Notes Payable, Continued:

(e) The loan bears interest at LIBOR plus 1.75%. In addition, the Company can increase the loan amount up to $90,000.


(f)         Reflects the Company's pro rata share of debt.

(g) On August 15, 1995, the Company issued $127,000 of collateralized fixed rate notes (the "Notes"). The Notes bear interest at an average fixed rate of 7.20% and mature in July 2005. The Notes require the Company to deposit all cash flow from the property operations with a trustee to meet its obligations under the Notes. Cash in excess of the required amount, as defined, is released. Included in cash and cash equivalents is $750 of restricted cash deposited with the trustee at March 31, 2000 and at December 31, 1999. All of the Notes were assumed by the Pacific Premier Retail Trust joint venture on October 26, 1999.

(h) In connection with the acquisition of this Center, the joint venture assumed $39,425 of debt. At acquisition, this debt was recorded at fair market value of $41,475 which included an unamortized premium of $2,050. This premium is being amortized as interest expense over the life of the loan using the effective interest method. The joint venture's monthly debt service is $349 and is calculated based on an 8.60% interest rate. At March 31, 2000 and December 31, 1999, the joint venture's unamortized premium was $1,162 and $1,365, respectively.

(i) Concurrent with the acquisition, the joint venture placed $76,700 of debt and obtained a construction loan for an additional $16,000. Principal is drawn on the construction loan as costs are incurred. As of March 31, 2000 and December 31, 1999, $10,180 and $6,745 of principal has been drawn under the construction loan, respectively.

(j) The loan bears interest at LIBOR plus 1.75%. At March 31, 2000 and December 31, 1999, the total interest was 7.66% and 8.23%, respectively.

(k) In connection with the acquisition of these Centers, the joint venture assumed $485,000 of mortgage notes payable which are secured by the properties. At acquisition, the $300,000 fixed rate portion of this debt reflected a fair market value of $322,700, which included an unamortized premium of $22,700. This premium is being amortized as interest expense over the life of the loan using the effective interest method. At March 31, 2000 and December 31, 1999, the unamortized balance of the debt premium was $17,968 and $18,565, respectively. This debt is due in May 2006 and requires monthly payments of $1,852. $184,500 of this debt is due in May 2003 and requires monthly interest payments at a variable weighted average rate (based on LIBOR) of 6.72% and 6.96% at March 31, 2000 and December 31, 1999, respectively. This variable rate debt is covered by an interest rate cap agreement which effectively prevents the interest rate from exceeding 11.53%. On April 12, 2000, the joint venture issued $138,500 of additional mortgage notes which are secured by the properties and are due in May 2006. $57,100 of this debt requires fixed monthly interest at a weighted average rate of 8.13% while the floating rate notes of $81,400 require monthly interest payments at a variable weighted average rate of LIBOR plus 0.37%. This variable rate debt is covered by an interest rate cap agreement which effectively prevents the interest rate from exceeding 11.83%.

                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

5.       Mortgage Notes Payable, Continued:

(l) On January 4, 1999, the joint venture replaced the old debt with a new loan of $40,000. The loan has an interest rate of 6.52% and matures January 2009. The debt is interest only until January 2001 at which time monthly payments of principal and interest will be due of $299.

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

         Total interest capitalized during the three months ended March 31, 2000 and March 31, 1999 was $1,098 and $966, respectively.

         The market value of mortgage notes payable for the wholly-owned Centers at March 31, 2000 and December 31, 1999 is estimated to be approximately $1,212,571 and $1,179,469, respectively, based on current interest rates for comparable loans.

6.       Bank and Other Notes Payable:

         The Company has a credit facility of $150,000 with a maturity of February 2001 currently bearing interest at LIBOR plus 1.15%. The interest rate on such credit facility fluctuates between 0.95% and 1.15% over LIBOR. As of March 31, 2000 and December 31, 1999, $80,400 and $57,400 of borrowings were outstanding under this line of credit at interest rates of 7.2% and 7.65%, respectively. As of May 15, 2000, $7,400 was outstanding under this line of credit.

         Additionally, the Company issued $776 in letters of credit guaranteeing performance by the Company of certain obligations. The Company does not believe that these letters of credit will result in a liability to the Company.

         During January 1999, the Company entered into a bank construction loan agreement to fund $89,200 of costs related to the redevelopment of Pacific View. The loan bears interest at LIBOR plus 2.25% and matures in February 2001. Principal is drawn as construction costs are incurred. As of March 31, 2000 and December 31, 1999, $79,101 and $72,671 of principal has been drawn under the loan, respectively.

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

8.       Related-Party Transactions:

         The Company engaged the Management Companies to manage the operations of its properties and certain unconsolidated joint ventures. For the three months ending March 31, 2000 and March 31, 1999, management fees of $713 and $808 respectively, were paid to the Management Companies by the Company. For the three months ending March 31, 2000 and March 31, 1999, management fees of $2,013 and $885, respectively, were paid to the Management Companies by the joint ventures.

         Certain mortgage notes are held by one of the Company's joint venture partners. Interest expense in connection with these notes was $2,519 and $2,513 for the three months ended March 31, 2000 and 1999, respectively. Included in accounts payable and accrued expenses is interest payable to these partners of $512 and $513 at March 31, 2000 and December 31, 1999, respectively.

         In 1997 and 1999 certain executive officers received loans from the Company totaling $6,500. These loans are full recourse to the executives. $6,000 of the loans were issued under the terms of the employee stock incentive plan, bear interest at 7%, are due in 2007 and 2009 and are secured by the Company common stock owned by the executives. The remaining loan is non interest bearing and is forgiven ratably over a five year term. These loans receivable are included in other assets at March 31, 2000 and December 31, 1999.

         Certain Company officers and affiliates have guaranteed mortgages of $21,750 at one of the Company's joint venture properties and $2,000 at Greeley Mall.

9.       Commitments and Contingencies:

         The Company has certain properties subject to noncancellable operating ground leases. The leases expire at various times through 2070, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined. Ground rent expenses were $198 and $199 for the three months ended March 31, 2000 and 1999, respectively. There were no contingent rents in either period.

                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

9.       Commitments and Contingencies, Continued:

         Perchloroethylene ("PCE") has been detected in soil and groundwater in the vicinity of a dry cleaning establishment at North Valley Plaza, formerly owned by a joint venture of which the Company was a 50% member. The property was sold on December 18, 1997. The California Department of Toxic Substances Control ("DTSC") advised the Company in 1995 that very low levels of Dichloroethylene ("1,2 DCE"), a degradation byproduct of PCE, had been detected in a municipal water well located 1/4 mile west of the dry cleaners, and that the dry cleaning facility may have contributed to the introduction of 1,2 DCE into the water well. According to DTSC, the maximum contaminant level ("MCL") for 1,2 DCE which is permitted in drinking water is 6 parts per billion ("ppb"). The 1,2 DCE was detected in the water well at a concentration of 1.2 ppb, which is below the MCL. The Company has retained an environmental consultant and has initiated extensive testing of the site. Remediation began in October 1997. The joint venture agreed (between itself and the buyer) that it would be responsible for continuing to pursue the investigation and remediation of impacted soil and groundwater resulting from releases of PCE from the former dry cleaner. $18 and $31 have already been incurred by the joint venture for remediation, and professional and legal fees for the periods ending March 31, 2000 and 1999, respectively. An additional $240 remains reserved by the joint venture as of March 31, 2000. The joint venture has been sharing costs on a 50/50 basis with a former owner of the property and intends to look to additional responsible parties for recovery.

         The Company acquired Fresno Fashion Fair in December 1996. Asbestos has been detected in structural fireproofing throughout much of the Center. Testing data conducted by professional environmental consulting firms indicates that the fireproofing is largely inaccessible to building occupants and is well adhered to the structural members. Additionally, airborne concentrations of asbestos were well within OSHA's permissible exposure limit ("PEL") of .1 fcc. The accounting for this acquisition includes a reserve of $3,300 to cover future removal of this asbestos, as necessary. The Company incurred $13 and $56 in remediation costs for the three months ending March 31, 2000 and 1999, respectively. An additional $2,770 remains reserved at March 31, 2000.

10.      Redeemable Preferred Stock:

         On February 25, 1998, the Company issued 3,627,131 shares of Series A cumulative convertible redeemable preferred stock ("Series A Preferred Stock") for proceeds totaling $100,000 in a private placement. The preferred stock can be converted on a one for one basis into common stock and will pay a quarterly dividend equal to the greater of $0.46 per share, or the dividend then payable on a share of common stock.

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

10.       Redeemable Preferred Stock - Continued:

         No dividends will be declared or paid on any class of common or other junior stock to the extent that dividends on Series A Preferred Stock and Series B Preferred Stock have not been declared and/or paid.


11.      Subsequent Events:

         On May 11, 2000, a dividend\distribution of $0.51 per share was declared for common stockholders and OP unit holders of record on May 18, 2000. In addition, the Company declared a dividend of $0.51 on the Company's Series A Preferred Stock and a dividend of $0.51 on the Company's Series B Preferred Stock. All dividends/distributions will be payable on June 7, 2000.

                       THE MACERICH COMPANY (The Company)

                                     Item 2

         Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion is based primarily on the consolidated balance sheet of The Macerich Company as of March 31, 2000, and also compares the activities for the three months ended March 31, 2000 to the activities for the three months ended March 31, 1999.

         This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect the fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

         Forward-Looking Statements

         This quarterly report on Form 10-Q contains or incorporates statements that constitute forward-looking statements. Those statements appear in a number of places in this Form 10-Q and include statements regarding, among other matters, the Company's growth and acquisition opportunities, the Company's acquisition strategy, regulatory matters pertaining to compliance with governmental regulations and other factors affecting the Company's financial condition or results of operations. Words such as "expects," "anticipates," "intends," "projects," "predicts," "plans," "believes," "seeks," "estimates," and "should" and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or industry to vary materially from the Company's future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of current and prospective tenants, lease rents, availability and cost of financing and operating expenses; adverse changes in the real estate markets including, among other things, competition with other companies, retail formats and technology, risks of real estate development and acquisitions; governmental actions and initiatives and environmental and safety requirements. The Company will not update any forward-looking information to reflect actual results or changes in the factors affecting the forward-looking information.

                       THE MACERICH COMPANY (The Company)

         Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued:



          The following table reflects the Company's acquisitions in 1999:
     ------------------------------------------------------------------------------------------------------------------------------
                                                            Date
                                                          Acquired                               Location

"1999  Joint Venture Acquisition Centers"

Pacific Premier Retail                               February 18, 1999      Three regional malls, retail component of a mixed-use
Trust Portfolio (*)                                                         development and five contiguous properties in Washington
                                                                            and Oregon.  The office component of the mixed-used
                                                                            development was acquired July 12, 1999.
Albany Plaza (*)                                     February 18, 1999      Two non-contiguous community shopping
Eastland Plaza (*)                                                          Centers located in Oregon and Ohio, respectively.
Los Cerritos Center (*)                              June 2, 1999           Cerritos, California
"1999 Acquisition Center"

Santa Monica Place                                   October 29, 1999       Santa Monica, California
-----------------------------------------------------------------------------------------------------------------------------------

         (*) denotes the Company owns its interests in these Centers through an unconsolidated joint venture or through one of the Management Companies.

         The financial statements include the results of these Centers for periods subsequent to their acquisition.

         On February 18, 1999, the Company, through a 51/49 joint venture, known as Pacific Premier Retail Trust ("PPRT"), with Ontario Teachers' Pension Plan Board ("Ontario Teachers") acquired Washington Square, Redmond Town Center, Cascade Mall, Kitsap Mall and five contiguous properties.

         On October  26,  1999,  49% of the  membership  interests  of  Macerich
         Stonewood, LLC ("Stonewood"), Cerritos and Macerich Lakewood, LLC ("Lakewood"), were sold to Ontario Teachers' and concurrently Ontario Teachers' and the Company contributed their 99% collective membership interests in Stonewood and Cerritos and 100% of their collective membership interests in Lakewood to PPRT, a real estate investment trust, owned approximately 51% by the Company and 49% by Ontario
         Teachers.   Lakewood,   Stonewood,  and  Cerritos  own  Lakewood  Mall,
         Stonewood Mall and Los Cerritos Center, respectively. The total value of the transaction was approximately $535,000. The properties were contributed to PPRT subject to existing debt of $322,000. The net cash proceeds to the Company were approximately $104,000 which were used for reduction of debt and for general corporate purposes. Lakewood and Stonewood are referred to herein as the "Contributed JV Assets."

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

                       THE MACERICH COMPANY (The Company)

         Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued:

         The 1999 Joint Venture Acquisitions are reflected using the equity method of accounting. The results of these acquisitions are reflected in the consolidated results of operations of the Company in equity in income of unconsolidated joint ventures and the Management Companies.

         Many of the variations in the results of operations, discussed below, occurred due to the 1999 Joint Venture Acquisitions, the 1999 Acquisition Center and the partial sale and contribution of the
         Contributed JV Assets to PPRT during 1999. Many factors impact the Company's ability to acquire additional properties; including the availability and cost of capital, the overall debt to market capitalization level, interest rates and availability of potential acquisition targets that meet the Company's criteria. Accordingly, management is uncertain whether during 2000, and in future years, there will be similar acquisitions and corresponding increases in equity in income of unconsolidated joint ventures and the Management Companies and funds from operations that occurred as a result of the 1999 Joint Venture Acquisition Centers. Management anticipates the pace of acquisitions to slow considerably in 2000 compared to 1999. Pacific View (formerly known as Buenaventura Mall), Crossroads Mall-Boulder and Parklane Mall are currently under redevelopment and are referred to herein as the "Redevelopment Centers." All other Centers, excluding the 1999 Acquisition Center, the 1999 Joint Venture Acquisition Centers, the Contributed JV Assets and Redevelopment Centers, are referred to herein as the "Same Centers," unless the context otherwise requires.

         The bankruptcy and/or closure of an Anchor, or its sale to a less desirable retailer, could adversely affect customer traffic in a Center and thereby reduce the income generated by that Center. Furthermore, the closing of an Anchor could, under certain circumstances, allow certain other Anchors or other tenants to terminate their leases or cease operating their stores at the Center or otherwise adversely affect occupancy at the Center. Other retail stores at the Centers may also seek the protection of bankruptcy laws and/or close stores, which could result in the termination of such tenants and thus cause a reduction in cash flow generated by the Centers.

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

Results of Operations

   Comparison of Three Months Ended March 31, 2000 and 1999

          Revenues Minimum and percentage rents decreased by 10.6% to $48.7 million in 2000 from $54.5 million in 1999. Approximately $7.1 million of the decrease related to the contribution of 100% and 99% of the membership interests of Lakewood Mall and Stonewood Mall, respectively, to the PPRT joint venture on October 26, 1999. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue

                       THE MACERICH COMPANY (The Company)

Comparison of Three Months Ended March 31, 2000 and 1999

Revenues- Continued:

          Recognition in Financial Statements," ("SAB 101") which will be effective for periods after December 15, 1999. This bulletin modified the timing of revenue recognition for percentage rent received from tenants. SAB 101 requires deferral of the recognition of percentage rent until the tenant's annual sales breakpoint has been exceeded. While annual revenue from percentage rent will not be materially impacted by this change, the majority of percentage rent will now be recognized in the fourth quarter of each year, rather than spread throughout the year. The impact of SAB 101 for the three months ended March 31, 2000 represented approximately a $2.2 million decrease. These decreases are offset by revenue increases of $2.4 million relating to the 1999 acquisition of Santa Monica Place, $0.6 million increase at the Redevelopment Centers and $1.2 million of the increase was attributable to the Same Centers.

         Tenant recoveries increased to $24.6 million in 2000 from $23.1 million in 1999. The 1999 acquisition of Santa Monica Place generated $1.6 million of the increase, $1.8 million of the increase was from the Same Centers and $0.5 million from the Redevelopment Centers. These increases were partially offset by revenue decreases of $2.2 million resulting from the contribution of Lakewood Mall and Stonewood Mall to the PPRT joint venture.

         Other income increased to $2.0 million in 2000 from $1.2 million in 1999. Approximately $0.4 million of the increase related to the 1999 acquisition of Santa Monica Place, and $0.4 million of the increase was attributable to the Same Centers.

         Expenses

         Shopping center expenses increased to $23.9 million in 2000 compared to $23.3 million in 1999. Approximately $2.5 million of the increase resulted from the 1999 acquisition of Santa Monica Place, $1.2 million of the increase resulted from increased property taxes and recoverable expenses at the Same Centers. Additionally, the Redevelopment Centers had an increase of $0.3 million in shopping center expenses resulting primarily from increased property taxes and recoverable expenses. These increases were offset by $2.3 million resulting from the contribution of Lakewood Mall and Stonewood Mall to the PPRT joint venture.

         General and administrative expenses increased to $1.5 million in 2000 from $1.4 million in 1999 primarily as a result of higher executive and director compensation expense.

         Interest Expense

         Interest expense increased to $28.2 million in 2000 from $26.8 million in 1999. This increase of $1.4 million is primarily attributable to the acquisition activity in 1999, which was partially funded with secured debt and borrowings under the Company's line of credit and is offset by $2.3 million from the contribution of Lakewood Mall to the PPRT joint venture.

                       THE MACERICH COMPANY (The Company)

Comparison of Three Months Ended March 31, 2000 and 1999

         Depreciation and Amortization

         Depreciation and amortization decreased to $14.5 million in 2000 from $15.3 million in 1999. This decrease relates primarily to the contribution of Lakewood Mall and Stonewood Mall to the PPRT joint venture.

         Income From Unconsolidated Joint Ventures and Management Companies

         The income from unconsolidated joint ventures and the Management Companies was $6.7 million for 2000, compared to income of $5.3 million in 1999. A total of $3.1 million of the change is attributable to the 1999 Joint Venture Acquisitions and the Contributed JV Assets. These increases are partially offset by the change in accounting principle for percentage rent required by SAB 101 of $1.1 million.

         Extraordinary Loss from  Early Extinguishment of Debt

         In 1999, the Company wrote off $1.0 million of unamortized financing costs, compared to no financing costs written off in 2000.

         Net Income Available to Common Stockholders

         As  a  result  of  the  foregoing,   net  income  available  to  common
         stockholders decreased to $6.3 million in 2000 from $8.9 million in 1999.

         Operating Activities

         Cash flow from operations was $25.4 million in 2000 compared to $22.3 million in 1999. The increase is primarily because of increased net operating income from the factors mentioned above.

         Investing Activities

         Cash flow used in investing activities was $9.0 million in 2000 compared to $104.7 million in 1999. The change resulted primarily from the cash contributions required by the Company for the joint venture acquisitions of $70.1 million in 1999 compared to $0.4 million in 2000.

         Financing Activities

         Cash flow from financing activities was ($26.0) million in 2000 compared to $81.2 million in 1999. The change resulted primarily from the refinancing of Centers in 1999.

         Funds From Operations

         Primarily because of the factors mentioned above, including the impact of the change in accounting for percentage rent required by SAB 101, Funds from Operations - Diluted decreased 2% to $37.8 million in 2000 from $38.6 million in 1999.

                       THE MACERICH COMPANY (The Company)

Comparison of Three Months Ended March 31, 2000 and 1999

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

         The Company's total outstanding loan indebtedness at March 31, 2000 was $2.2 billion (including its pro rata share of joint venture debt). This equated to a debt to Total Market Capitalization (defined as total debt of the Company, including its pro rata share of joint venture debt, plus aggregate market value of outstanding shares of common stock, assuming full conversion of OP Units and preferred stock into common stock) ratio of approximately 66% at March 31, 2000. The Company's debt consists primarily of fixed-rate conventional mortgages payable secured by individual properties.

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

         The Company has an unsecured line of credit for up to $150.0 million. There was $80.4 million of borrowings outstanding at March 31, 2000. As of May 15, 2000, $7.4 million was outstanding under this line of credit.

         At March 31, 2000, the Company had cash and cash equivalents available of $30.8 million.

                       THE MACERICH COMPANY (The Company)

         Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued:

         Year 2000 Compliance

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

         Two of the key dates of the Company's Year 2000 program were January 1, 2000 and February 29, 2000. The Company encountered no Year 2000 compliance issues with any operating system, material tenant, anchor and/or vendor on either date. As of March 31, 2000, the Company did not expend significant amounts for the Year 2000 compliance program.

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


                                                                               Three months ended March 31,
                                                                            2000                         1999
                                                                   ------------------------  ---------------------------
                                                                     Shares      Amount        Shares         Amount
                                                                   ----------  ------------  -----------  --------------

                                                                                  (amounts in thousands)

Net income - available to common stockholders                                       $6,326                       $8,897

Adjustments to reconcile net income to FFO - basic:
     Minority interest                                                               2,039                        3,230
     Depreciation and amortization on wholly owned centers                          14,528                       15,253
     Pro rata share of unconsolidated entities' depreciation and
          amortization                                                               5,695                        3,533
     Loss on sale of wholly-owned assets                                                 2                            -
     Loss on early extinguishment of debt                                                -                          973
     Pro rata share of (gain) loss on sale of assets
          from unconsolidated entities                                                 424                          (12)
     Cumulative effect of the change in accounting principle -
          wholly-owned assets                                                          963                            -
     Cumulative effect of the change in accounting principle -
          pro rata joint ventures                                                      787                            -

     Less:  Depreciation on personal property and amortization
          of loan costs and interest rate caps                                      (1,194)                      (1,055)
                                                                               ------------               --------------

FFO - basic (1)                                                       45,052        29,570       46,246          30,819

Additional adjustments to arrive at FFO - diluted:
     Impact of convertible preferred stock                             9,115         4,648        9,115           4,421
     Impact of stock options and restricted stock using
         the treasury method                                             298           458          319             243
     Impact of convertible debentures                                  5,186         3,146        5,186           3,114
                                                                   ----------  ------------  -----------  --------------

FFO - diluted (2)                                                     59,651       $37,822       60,866         $38,597
                                                                   ==========  ============  ===========  ==============


                       THE MACERICH COMPANY (The Company)


         Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued:


      1) Calculated based upon basic net income as adjusted to reach basic FFO. Weighted average number of shares includes the weighted average number of shares of common stock outstanding for 2000 and 1999 assuming the conversion of all outstanding OP units.

      2) The computation of FFO - diluted and diluted average number of shares outstanding includes the effect of outstanding common stock options and restricted stock using the treasury method. Convertible debentures are dilutive for the three months ending March 31, 2000 and therefore assumed converted to equity to calculate FFO - diluted. On February 25, 1998, the Company sold $100 million of its Series A Preferred Stock. On June 17, 1998, the Company sold $150 million of its Series B Preferred Stock Each series of preferred stock can be converted on a one for one basis for common stock. These preferred shares are not assumed converted for purposes of net income per share as they would be anti-dilutive to that calculation. The preferred shares are assumed converted for purposes of FFO diluted per share as they are dilutive to that calculation.

         Included in minimum rents were rents attributable to the accounting practice of straight-lining of rents. The amount of straight-lining of rents that impacted minimum rents was $0.2 million and $0.6 million for the three months ended March 31, 2000 and 1999, respectively.

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

         Seasonality

         The shopping center industry is seasonal in nature, particularly in the fourth quarter during the holiday season when retailer occupancy and retail sales are typically at their highest levels. In addition, shopping malls achieve a substantial portion of their specialty (temporary retailer) rents during the holiday season. As a result of the above, plus the accounting change discussed below for percentage rent, earnings are generally highest in the fourth quarter of each year.

                       THE MACERICH COMPANY (The Company)


         New Accounting Pronouncements Issued

         In December 1999, the Securities and Exchange Committee issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which will be effective for periods beginning after December 15, 1999. This bulletin modified the timing of revenue recognition for percentage rent received from tenants. The Company expects this change to defer recognition of a significant amount of percentage rent for the first three calendar quarters into the fourth quarter. The Company applied this accounting change as of January 1, 2000. The cumulative effect of this change in accounting principle at the adoption date of January 1, 2000, including the pro rata share of joint ventures, was approximately $1,750,000.

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

                       THE MACERICH COMPANY (The Company)

                                     Item 3
           Quantitative and Qualitative Disclosures About Market Risk

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

         The following table sets forth information as of March 31, 2000 concerning the Company's long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV").



                                                For the Years Ended December 31,
                                                      (dollars in thousands)
                                 2000       2001        2002        2003         2004    Thereafter        Total            FV
                               --------- ----------  ----------  ----------  ----------  -----------   --------------  ------------

Wholly Owned Centers:
Long term debt:
    Fixed rate                  $8,664      $108,379      $11,717   $100,607   $127,705    $800,044       $1,157,116     $1,127,571
    Average interest rate        7.40%         7.37%        7.37%      7.33%      7.34%       7.34%            7.40%              -
    Fixed rate - Debentures          -             -      161,400          -          -           -          161,400        157,493
    Average interest rate            -             -        7.25%          -          -           -            7.25%              -
    Variable rate                    -       244,501            -          -          -           -          244,501        244,501
    Average interest rate            -         7.39%            -          -          -           -            7.39%              -
                              ---------- -----------   ----------  ----------  ----------  -----------   -------------- -----------

Total debt -
Wholly owned Centers            $8,664      $352,880     $173,117   $100,607    $127,705   $800,044       $1,563,017     $1,529,565
                              ---------- -----------   ----------- ----------- ----------  -----------   -------------- -----------

Joint Venture Centers:
(at Company's pro rata share)

    Fixed rate                 $26,301      $ 6,498       $6,939     $7,413       $7,913   $452,418        $507,482       $472,525
    Average interest rate        6.64%        6.65%        6.65%      6.65%        6.65%      6.55%           6.64%              -
    Variable rate                    -       38,250            -     92,250           -           -         130,500        130,500
    Average interest rate            -        8.23%            -      6.15%           -           -           6.76%              -
                             ---------- -----------   ----------- ----------- ----------  -----------   -------------- -----------

Total debt - Joint Ventures    $26,301     $44,748        $6,939    $99,663      $7,913    $452,418         $637,982      $603,025
                             ---------- -----------   ----------- ----------- ----------  -----------   -------------- -----------

Total debt - All Centers       $34,965    $397,628      $180,056   $200,270    $135,618   $1,252,462       $2,200,999   $2,132,590
                             ========== ===========   =========== =========== ==========  ============  ==============  ===========



         Of the $282.8 million of variable rate debt maturing in 2001, $80.4 million represents the outstanding borrowings under the Company's credit facility. As of May 15, 2000, $7,400 was outstanding under this line of credit. Additionally, $79.1 million represents outstanding borrowings under the Pacific View construction loan.

         In addition, the Company has assessed the market risk for its variable rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $3.8 million per year based on $375.0 million outstanding at March 31, 2000.

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

         None

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


                                                 The Macerich Company





                                            By: /s/ Thomas E. O'Hern
                                                    Thomas E. O'Hern
                                                    Executive Vice President and
                                                    Chief Financial Officer








Date:  May 12, 2000

                       THE MACERICH COMPANY (The Company)




                                  Exhibit Index



Exhibit
No.
Page


(a)      Exhibits

              None