Form 10-Q/A
period 2000-03-31
MACERICH CO
filed 2000-06-06
CIK 912242

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A
                               (AMENDMENT NO. 1)

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

                       THE MACERICH COMPANY (The Company)

Part I. Financial Information
-----------------------------

Item 1. Financial Statements


            Notes to condensed and consolidated financial statements


The bottom table under the heading "Pro Rata Share of Combined and Condensed Statements of Operations of Joint Ventures and the Management Companies" on page 11 is hereby amended to read March 31, 1999 instead of March 31, 2000.

                       THE MACERICH COMPANY (The Company)


                                                                      Signatures





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 The Macerich Company





                                            By: /s/ Thomas E. O'Hern
                                                    Thomas E. O'Hern
                                                    Executive Vice President and
                                                    Chief Financial Officer
















Date:  June 5, 2000