Form 10-Q
period 2000-06-30
MACERICH CO
filed 2000-08-14
CIK 912242

                       THE MACERICH COMPANY (The Company)



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           FOR QUARTER ENDED JUNE 30, 2000 COMMISSION FILE NO. 1-12504

                              THE MACERICH COMPANY
 -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      MARYLAND                                      95-4448705
---------------------------------   ------------------------------------------
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

                                       N/A
 -----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Number of shares outstanding of the registrant's common stock, as of August 9, 2000.
            Common stock, par value $.01 per share: 34,164,810 shares
------------------------------------------------------------------------------

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

                       THE MACERICH COMPANY (The Company)


                                    Form 10-Q


                                      INDEX


                                                                      Page

Part I:   Financial Information

Item 1.   Financial Statements


          Consolidated balance sheets of the Company as
          of June 30, 2000 and December 31, 1999                       1


          Consolidated statements of operations of the
          Company for the periods from
          January 1 through June 30, 2000 and 1999                     2


          Consolidated  statements of operations of the
          Company  for  the periods from April 1, 2000
          through June 30, 2000 and 1999                               3


          Consolidated statements of cash flows of the
          Company for the periods from January 1 through
          June 30, 2000 and 1999                                       4


          Notes to condensed and consolidated financial
          statements                                                   5 to 22


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          23 to 34

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                                  35


Part II:  Other Information                                            36 to 38

                       THE MACERICH COMPANY (The Company)

                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)
                                   (Unaudited)



                                                                                                 June 30,          December 31,
                                                                                                   2000                1999
                                                                                            -------------------   ----------------
                                         ASSETS:

Property, net                                                                                       $1,921,806         $1,931,415
Cash and cash equivalents                                                                               34,954             40,455
Tenant receivables, including accrued overage rents of
     $461 in 2000 and $7,367 in 1999                                                                    27,342             34,423
Deferred charges and other assets, net                                                                  55,330             55,065
Investments in joint ventures and the Management Companies                                             270,724            342,935
                                                                                            -------------------   ----------------

               Total assets                                                                         $2,310,156         $2,404,293
                                                                                            ===================   ================


                          LIABILITIES AND STOCKHOLDERS' EQUITY:

Mortgage notes payable:
     Related parties                                                                                  $133,479           $133,876
     Others                                                                                          1,106,467          1,105,180
                                                                                            -------------------   ----------------
     Total                                                                                           1,239,946          1,239,056
Bank notes payable                                                                                     112,014            160,671
Convertible debentures                                                                                 161,400            161,400
Accounts payable and accrued expenses                                                                   17,728             27,815
Due to affiliates                                                                                        1,499              6,969
Other accrued liabilities                                                                               22,467             25,849
Preferred stock dividend payable                                                                         4,648              4,648
                                                                                            -------------------   ----------------
               Total liabilities                                                                     1,559,702          1,626,408
                                                                                            -------------------   ----------------

Minority interest in Operating Partnership                                                             151,524            157,599
                                                                                            -------------------   ----------------

Commitments and contingencies (Note 9)

Stockholders' equity:
      Series  A cumulative  convertible  redeemable  preferred  stock,  $.01 par value, 3,627,131 shares authorized, issued and outstanding
              at June 30, 2000 and December 31, 1999                                                        36                 36
      Series B cumulative convertible redeemable preferred stock, $.01 par value,
              5,487,471 shares authorized, issued and outstanding
              at June 30, 2000 and December 31, 1999                                                        55                 55
     Common stock, $.01 par value, 100,000,000 shares
              authorized, 34,149,681 and 34,072,625 shares issued and
              outstanding at June 30, 2000 and December 31, 1999, respectively                             341                338
     Additional paid in capital                                                                        584,989            582,837

     Accumulated earnings                                                                               22,243             43,514
     Unamortized restricted stock                                                                       (8,734)            (6,494)
                                                                                            -------------------   ----------------
                                                                                            -------------------   ----------------
              Total stockholders' equity                                                               598,930            620,286
                                                                                            -------------------   ----------------

              Total liabilities and stockholders' equity                                            $2,310,156         $2,404,293
                                                                                            ===================   ================


   The accompanying notes are an integral part of these financial statements.


                       THE MACERICH COMPANY (The Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                            Six Months Ended June 30,
                                                                  -----------------------------------------------
                                                                          2000                      1999
                                                                  ---------------------     ---------------------

REVENUES:
     Minimum rents                                                             $95,080                  $101,905
     Percentage rents                                                            3,002                     7,148
     Tenant recoveries                                                          49,438                    47,276
     Other                                                                       4,037                     3,195
                                                                  ---------------------     ---------------------
         Total revenues                                                        151,557                   159,524
                                                                  ---------------------     ---------------------

EXPENSES:
     Shopping center expenses                                                   48,108                    47,221
     General and administrative expense                                          3,181                     2,843
     Interest expense:
         Related parties                                                         5,042                     5,053
         Others                                                                 50,057                    50,302
                                                                  ---------------------     ---------------------
         Total interest expense                                                 55,099                    55,355
                                                                  ---------------------     ---------------------
                                                                  ---------------------     ---------------------

     Depreciation and amortization                                              29,568                    30,539

Equity in income of unconsolidated
     joint ventures and the Management Companies                                13,109                    10,634
Loss on sale of assets                                                            (108)                        -

                                                                  ---------------------     ---------------------

Income before extraordinary item, minority interest and
    cumulative effect of change in accounting principle                         28,602                    34,200
Extraordinary loss on early extinguishment of debt                                   -                      (988)
Cumulative effect of change in accounting principle                               (963)                        -
                                                                  ---------------------     ---------------------

Income of the Operating Partnership                                             27,639                    33,212
Less minority interest in net income
     of the Operating Partnership                                                4,421                     6,488
                                                                  ---------------------     ---------------------

Net income                                                                      23,218                    26,724
Less preferred dividends                                                         9,297                     8,841
                                                                  ---------------------     ---------------------

Net income - available to common stockholders                                  $13,921                   $17,883
                                                                  =====================     =====================

Earnings per common share - basic:

Income before extraordinary item and cumulative effect
     of change in accounting principle                                           $0.44                     $0.56
     Extraordinary item                                                              -                     (0.03)
     Cumulative effect of change in accounting principle                         (0.03)                        -
                                                                  ---------------------     ---------------------

Net income per share - available to common stockholders                          $0.41                     $0.53
                                                                  =====================     =====================

Weighted average number of common shares
     outstanding - basic                                                    34,120,000                33,971,000
                                                                  =====================     =====================

Weighted average number of common shares
     outstanding - basic, assuming full conversion of
     Operating Partnership units outstanding                                45,073,000                46,286,000
                                                                  =====================     =====================

Earnings per common share - diluted:

Income before extraordinary item and cumulative effect
     of change in accounting principle                                           $0.43                     $0.55
     Extraordinary item                                                              -                     (0.02)
     Cumulative effect of change in accounting principle                         (0.02)                        -
                                                                  ---------------------     ---------------------

     Net income per share - available to common stockholders                     $0.41                     $0.53
                                                                  =====================     =====================

Weighted average number of common shares
     outstanding - diluted for EPS                                          45,073,000                46,286,000
                                                                  =====================     =====================

   The accompanying notes are an integral part of these financial statements.


                       THE MACERICH COMPANY (The Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


                                                                          Three Months Ended June 30,
                                                                  ---------------------------------------------
                                                                         2000                     1999
                                                                  --------------------     --------------------

REVENUES:
     Minimum rents                                                            $47,905                  $51,313
     Percentage rents                                                           1,471                    3,206
     Tenant recoveries                                                         24,869                   24,178
     Other                                                                      2,010                    1,978
                                                                  --------------------     --------------------
         Total revenues                                                        76,255                   80,675
                                                                  --------------------     --------------------

EXPENSES:
     Shopping center expenses                                                  24,208                   23,955
     General and administrative expense                                         1,712                    1,439
     Interest expense:
         Related parties                                                        2,523                    2,540
         Others                                                                24,424                   26,062
                                                                  --------------------     --------------------
         Total interest expense                                                26,947                   28,602
                                                                  --------------------     --------------------
                                                                  --------------------     --------------------

     Depreciation and amortization                                             15,040                   15,285

Equity in income of unconsolidated
     joint ventures and the Management Companies                                6,386                    5,286
Loss on sale of assets                                                           (106)                       -

                                                                  --------------------     --------------------

Income before extraordinary item and minority interest                         14,628                   16,680
Extraordinary loss on early extinguishment of debt                                  -                      (15)
                                                                  --------------------     --------------------

Income of the Operating Partnership                                            14,628                   16,665
                                                                  --------------------     --------------------
Less minority interest in net income
     of the Operating Partnership                                               2,383                    3,258
                                                                  --------------------     --------------------

Net income                                                                     12,245                   13,407
Less preferred dividends                                                        4,648                    4,421
                                                                  --------------------     --------------------

Net income - available to common stockholders                                  $7,597                   $8,986
                                                                  ====================     ====================

Earnings per common share - basic:

Income before extraordinary item                                                $0.22                    $0.26
                                                                  --------------------     --------------------

Net income per share - available to common stockholders                         $0.22                    $0.26
                                                                  ====================     ====================


Weighted average number of common shares
     outstanding - basic                                                   34,148,000               33,980,000
                                                                  ====================     ====================

Weighted average number of common shares
     outstanding - basic, assuming full conversion of
     Operating Partnership units outstanding                               45,093,000               46,291,000
                                                                  ====================     ====================

Earnings per common share - diluted:

Income before extraordinary item                                                $0.22                    $0.26
                                                                  --------------------     --------------------

     Net income per share - available to common stockholders                    $0.22                    $0.26
                                                                  ====================     ====================

Weighted average number of common shares
     outstanding - diluted for EPS                                         45,093,000               46,291,000
                                                                  ====================     ====================

   The accompanying notes are an integral part of these financial statements.



                       THE MACERICH COMPANY (The Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                             January 1 to June 30,
                                                                              ----------------------------------------------
                                                                                         2000                     1999
                                                                              ----------------------   ---------------------

Cash flows from operating activities:
     Net income - available to common stockholders                                          $13,921                 $17,883
     Preferred dividends                                                                      9,297                   8,841
                                                                              ----------------------   ---------------------
                                                                              ----------------------   ---------------------
     Net income                                                                              23,218                  26,724
                                                                              ----------------------   ---------------------

     Adjustments  to  reconcile  net income to net cash  provided  by  operating activities:
     Extraordinary loss on early extinguishment of debt                                           -                     988
     Cumulative effect of change in accounting principle                                        963                       -
     Loss on sale of assets                                                                     108                       -
     Depreciation and amortization                                                           29,568                  30,539
     Amortization of net discount (premium) on trust deed note payable                           17                     174
     Minority interest in net income of the Operating Partnership                             4,421                   6,488
     Changes in assets and liabilities:
          Tenant receivables, net                                                             6,118                   4,038
          Other assets                                                                        3,188                   8,976
          Accounts payable and accrued expenses                                             (10,087)                (10,222)
          Due to affiliates                                                                  (5,470)                      -
          Other liabilities                                                                  (3,382)                 (8,804)
                                                                              ----------------------   ---------------------
                   Total adjustments                                                         25,444                  32,177
                                                                              ----------------------   ---------------------

     Net cash provided by operating activities                                               48,662                  58,901
                                                                              ----------------------   ---------------------

Cash flows from investing activities:
     Acquisitions of property and improvements                                               (1,456)                 (4,226)
     Renovations and expansions of centers                                                  (11,387)                (26,078)
     Tenant allowances                                                                       (2,464)                 (2,762)
     Deferred charges                                                                        (5,440)                 (7,932)
     Equity in income of unconsolidated joint ventures
          and the Management Companies                                                      (13,109)                (10,634)
     Distributions from joint ventures                                                       85,707                  10,390
     Contributions to joint ventures                                                           (387)                (70,124)
     Loans to affiliates, net                                                                     -                 (81,275)
                                                                              ----------------------   ---------------------

     Net cash provided by (used in) investing activities                                     51,464                (192,641)
                                                                              ----------------------   ---------------------

Cash flows from financing activities:
     Proceeds from mortgages and notes payable                                               37,962                 324,888
     Payments on mortgages and notes payable                                                (85,729)               (138,934)
     Dividends and distributions to partners                                                (48,563)                (43,906)
     Dividends to preferred stockholders                                                     (9,297)                 (8,841)
                                                                              ----------------------   ---------------------

     Net cash (used in) provided by financing activities                                   (105,627)                133,207
                                                                              ----------------------   ---------------------

     Net decrease in cash                                                                    (5,501)                   (533)

Cash and cash equivalents, beginning of period                                               40,455                  25,143
                                                                              ----------------------   ---------------------

Cash and cash equivalents, end of period                                                    $34,954                 $24,610
                                                                              ======================   =====================

Supplemental cash flow information:
     Cash payment for interest, net of amounts capitalized                                  $55,263                 $54,380
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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements," ("SAB 101") which became effective for periods beginning after December 15, 1999. This bulletin modified the timing of revenue recognition for percentage rent received from tenants. This change will defer recognition of a significant amount of percentage rent for the first three calendar quarters into the fourth quarter. The Company applied this accounting change as of January 1, 2000. The cumulative effect of this change in accounting principle, at the adoption date of January 1, 2000, including the pro rata share of joint ventures, was approximately $1,750,000.

         In June 1998, the FASB issued Statement of Financial Accounting Standard ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which requires companies to record derivatives on the balance sheet, measured at fair value. Changes in the fair values of those derivatives will be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities," which delays the implementation of SFAS 133 from January 1, 2000 to January 1, 2001. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133," ("SFAS138"), which amends the accounting and reporting standards of SFAS 133. The Company has not yet determined when it will implement SFAS 133 and SFAS 138 nor has it completed the analysis required to determine the impact on its consolidated financial statements.

                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)


         Earnings Per Share ("EPS")

         During 1998, the Company implemented SFAS No. 128, "Earnings per Share." The computation of basic earnings per share is based on net income and the weighted average number of common shares outstanding for six and three months ending June 30, 2000 and 1999. The convertible debentures and convertible preferred stock were not included in the calculation since the effect of their inclusion would be anti-dilutive. The Operating Partnership units ("OP units") not held by the Company have been included in the diluted EPS calculation since they are redeemable on a one-for-one basis for common stock. The following table reconciles the basic and diluted earnings per share calculation:


                                                                          For the Six Months Ended June 30,
                                                         -------------------------------------------------------------------------
                                                         ------------------------------------   ----------------------------------
                                                                       2000                                   1999
                                                         ------------------------------------   ----------------------------------
                                                            Net                                   Net
                                                          Income    Shares     Per Share        Income      Shares      Per Share
                                                         ------------------------------------   ----------------------------------

                                                                            (In thousands, except per share data)
Net income                                               $23,218                                $26,724
Less:  Preferred stock dividends                           9,297                                  8,841
                                                      ------------                           ------------

Basic EPS:
Net income - available to common stockholders             13,921    34,120       $0.41           17,883     33,971       $0.53

Diluted EPS:
Effect of dilutive securities:
     Conversion of OP units                                4,421    10,953                        6,488     12,315
     Employee stock options and restricted stock             n/a - antidilutive for EPS              n/a - antidilutive for EPS
     Convertible preferred stock                             n/a - antidilutive for EPS              n/a - antidilutive for EPS
     Convertible debentures                                  n/a - antidilutive for EPS              n/a - antidilutive for EPS
                                                         ------------------------------------   ----------------------------------

Net income - available to common stockholders            $18,342    45,073       $0.41          $24,371     46,286       $0.53
                                                         ====================================   ==================================


                                                                            For the Three Months Ended June 30,
                                                        --------------------------------------------------------------------------
                                                        -------------------------------------  -----------------------------------
                                                                        2000                                   1999
                                                        -------------------------------------  -----------------------------------
                                                           Net                                    Net
                                                         Income     Shares     Per Share       Income      Shares     Per Share
                                                        -------------------------------------  -----------------------------------
                                                                           (In thousands, except per share data)

Net income                                               $12,245                               $13,407
Less:  Preferred stock dividends                           4,648                                 4,421
                                                      ------------                           ------------

Basic EPS:
Net income - available to common stockholders              7,597    34,148       $0.22           8,986      33,980       $0.26

Diluted EPS:
Effect of dilutive securities:
     Conversion of OP units                                2,383    10,945                       3,258      12,311
     Employee stock options and restricted stock             n/a - antidilutive for EPS             n/a - antidilutive for EPS
     Convertible preferred stock                             n/a - antidilutive for EPS             n/a - antidilutive for EPS
     Convertible debentures                                  n/a - antidilutive for EPS             n/a - antidilutive for EPS
                                                      -------------------------------------    -----------------------------------

Net income - available to common stockholders             $9,980    45,093       $0.22          $12,244     46,291       $0.26
                                                      =====================================    ===================================

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

3.       Investments  in  Unconsolidated  Joint Ventures and the Management
         Companies:

         The following are the Company's investments in various real estate joint ventures which own regional retail and community shopping centers. The Operating Partnership's interest in each joint venture as of June 30, 2000 is as follows:

                                                     The Operating Partnership's
         Joint Venture                                       Ownership %
         -------------                                 ------------------------

         Macerich Northwestern Associates                       50%
         Manhattan Village, LLC                                 10%
         Pacific Premier Retail Trust                           51%
         Panorama City Associates                               50%
         SDG Macerich Properties, L.P.                          50%
         West Acres Development                                 19%

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

             COMBINED AND CONDENSED BALANCE SHEETS OF JOINT VENTURES
                          AND THE MANAGEMENT COMPANIES


                                                                             June 30,           December 31,
                                                                               2000                 1999
                                                                          ----------------    ------------------
              .

              Assets:
                  Properties, net                                              $2,115,704            $2,117,711
                  Other assets                                                     69,643                58,412
                                                                          ----------------    ------------------
                  Total assets                                                 $2,185,347            $2,176,123
                                                                          ----------------    ------------------
                                                                          ----------------    ------------------

              Liabilities and partners' capital:
                  Mortgage notes payable                                       $1,447,328            $1,287,732
                  Other liabilities                                                54,823                62,891
                  The Company's capital                                           270,724               342,935
                  Outside partners' capital                                       412,472               482,565
                                                                          ----------------    ------------------
                  Total liabilities and partners' capital                      $2,185,347            $2,176,123
                                                                          ----------------    ------------------
                                                                          ----------------    ------------------


                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

3. Investments in Unconsolidated Joint Ventures and the Management Companies - Continued:


               COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES
                          AND THE MANAGEMENT COMPANIES

                                                                      Six Months Ended June 30, 2000
                                          -------------------------------------------------------------------------------------
                                                 SDG              Pacific
                                               Macerich           Premier            Other            Mgmt
                                            Properties, L.P.    Retail Trust     Joint Ventures     Companies         Total
                                           -----------------  ----------------  ----------------  --------------  --------------

Revenues:
    Minimum rents                              $44,043           $46,076           $13,025               -        $103,144
    Percentage rents                             2,230             1,248               731               -           4,209
    Tenant recoveries                           19,995            15,931             4,519               -          40,445
    Management fee                                   -                 -                 -          $6,491           6,491
    Other                                        1,051               591               704             191           2,537
                                           -----------------  ----------------  ----------------  --------------  --------------

Total revenues                                  67,319            63,846            18,979           6,682         156,826

Expenses:
     Shopping center expenses                   25,308            17,287             5,479               -          48,074
     Interest expense                           17,945            22,224             3,732            (161)         43,740
     Management Company expense                      -                 -                 -           7,906           7,906
     Depreciation and amortization              11,234             9,572             1,466             506          22,778
                                           -----------------  ----------------  ----------------  --------------  --------------
     Total operating expenses                   54,487            49,083            10,677           8,251         122,498
                                           -----------------  ----------------  ----------------  --------------  --------------

Gain (loss) on sale of assets                        -                 -                60            (447)           (387)
Cumulative effect of change in
     accounting principle                       (1,139)             (397)              (21)              -          (1,557)
                                           -----------------  ----------------  ----------------  --------------  --------------

     Net income (loss)                          $11,693           $14,366            $8,341         ($2,016)        $32,384
                                           =================  ================  ================  ==============  ==============

               COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES
                          AND THE MANAGEMENT COMPANIES

                                                                    Six Months Ended June 30, 1999
                                           -------------------------------------------------------------------------------------
                                                   SDG              Pacific
                                                 Macerich           Premier            Other            Mgmt
                                              Properties, L.P.    Retail Trust     Joint Ventures      Companies         Total
                                            -----------------  ----------------  ----------------  --------------  --------------

Revenues:
    Minimum rents                               $42,548           $13,581           $12,563          $1,399         $70,091
    Percentage rents                              3,554               931               951              12           5,448
    Tenant recoveries                            19,612             4,279             5,665             341          29,897
    Management fee                                    -                 -                 -           4,098           4,098
    Other                                           931               167               576             215           1,889
                                            ----------------  ----------------  ----------------  --------------  --------------

Total revenues                                   66,645            18,958            19,755           6,065         111,423

Expenses:
     Shopping center expenses                    24,288             5,507             6,390             373          36,558
     Interest expense                            15,189             6,399             3,794           1,019          26,401
     Management Company expense                       -                 -                 -           5,718           5,718
     Depreciation and amortization               10,566             3,525             2,141             698          16,930
                                           -----------------  ----------------  ----------------  --------------  --------------
     Total operating expenses                    50,043            15,431            12,325           7,808          85,607
                                           -----------------  ----------------  ----------------  --------------  --------------

Gain on sale of assets                                5                 -               983             300           1,288
                                           -----------------  ----------------  ----------------  --------------  --------------

     Net income (loss)                          $16,607            $3,527            $8,413         ($1,443)        $27,104
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

                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

3. Investments in Unconsolidated Joint Ventures and the Management Companies - Continued:

               COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES
                          AND THE MANAGEMENT COMPANIES


                                                                   Three Months Ended June 30, 2000
                                    ---------------------------------------------------------------------------------------------
                                           SDG               Pacific
                                         Macerich            Premier              Other                Mgmt
                                      Properties, L.P.     Retail Trust      Joint Ventures         Companies          Total
                                    --------------------   ---------------   ------------------    ---------------   ------------
Revenues:
    Minimum rents                          $22,134           $23,088               $6,638                  -           $51,860
    Percentage rents                           628               456                  367                  -             1,451
    Tenant recoveries                        9,807             8,166                2,257                  -            20,230
    Management fee                               -                 -                    -             $3,497             3,497
    Other                                      566               279                  402                 76             1,323
                                    --------------------   ---------------   ------------------    ---------------   ------------

Total revenues                              33,135            31,989                9,664              3,573            78,361

Expenses:
     Shopping center expenses               12,389             8,680                2,725                  -            23,794
     Interest expense                        9,908            10,964                1,864                (69)           22,667
     Management Company expense                  -                 -                    -              4,449             4,449
     Depreciation and amortization           5,723             4,943                  417                274            11,357
                                    --------------------   ---------------   ------------------    ---------------   ------------
     Total operating expenses               28,020            24,587                5,006              4,654            62,267
                                    --------------------   ---------------   ------------------    ---------------   ------------

Gain on sale of assets                           -                 -                   60                  -                60
                                    --------------------   ---------------   ------------------    ---------------   ------------

     Net income (loss)                      $5,115            $7,402               $4,718            ($1,081)          $16,154
                                    ====================   ===============   ==================    ===============   ============


               COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES
                          AND THE MANAGEMENT COMPANIES

                                                                   Three Months Ended June 30, 1999
                                     ---------------------------------------------------------------------------------------------
                                           SDG                 Pacific
                                         Macerich              Premier             Other                Mgmt
                                       Properties, L.P.      Retail Trust      Joint Ventures         Companies          Total
                                     --------------------   ---------------   ------------------    ---------------   ------------

Revenues:
    Minimum rents                        $21,422              $9,317               $6,274                $1,399          $38,412
    Percentage rents                       1,684                 616                  391                    12            2,703
    Tenant recoveries                      9,586               3,068                2,899                   341           15,894
    Management fee                             -                   -                    -                 2,089            2,089
    Other                                    362                  91                  282                    61              796
                                     --------------------   ---------------   ------------------    ---------------   ------------

Total revenues                            33,054              13,092                9,846                 3,902           59,894

Expenses:
     Shopping center expenses             12,155               3,963                3,269                   373           19,760
     Interest expense                      7,562               4,324                1,888                 1,124           14,898
     Management Company expense                -                   -                    -                 2,974            2,974
     Depreciation and amortization         5,388               2,533                1,075                   614            9,610
                                     --------------------   ---------------   ------------------    ---------------   ------------
     Total operating expenses             25,105              10,820                6,232                 5,085           47,242
                                     --------------------   ---------------   ------------------    ---------------   ------------

Gain on sale of assets                         2                   -                  983                   288            1,273
                                     --------------------   ---------------   ------------------    ---------------   ------------

     Net income (loss)                    $7,951              $2,272               $4,597                 ($895)         $13,925
                                     ====================   ===============   ==================    ===============   ============


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

   Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life ("NML") of $161,187 and $156,219 for the periods ended June 30, 2000 and December 31, 1999, respectively. NML is considered a related party because it is a joint venture partner with the Company in Macerich Northwestern Associates. Interest expense incurred on these borrowings amounted to $4,645 and $2,465 for the six months ended June 30, 2000 and 1999, respectively; and $2,150 and $1,234 for the three months ended June 30, 2000 and 1999, respectively.

                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

3. Investments in Unconsolidated Joint Ventures and the Management Companies - Continued:

             PRO RATA SHARE OF COMBINED AND CONDENSED STATEMENTS OF
            OPERATIONS OF JOINT VENTURES AND THE MANAGEMENT COMPANIES

The following tables set forth the Operating Partnership's beneficial interest in the joint ventures and the Management Companies:


                                                                   Six Months Ended June 30, 2000
                                       ------------------------------------------------------------------------------------------
                                               SDG                Pacific
                                            Macerich              Premier                Other             Mgmt
                                        Properties, L.P.        Retail Trust        Joint Ventures       Companies       Total
                                       ------------------   -------------------   ------------------   ------------  ------------

Revenues:
    Minimun rents                           $22,022               $23,499               $4,050              -          $49,571
    Percentage rents                          1,115                   636                  219              -            1,970
    Tenant recoveries                         9,997                 8,125                1,383              -           19,505
    Management fee                                -                     -                    -         $6,166            6,166
    Other                                       525                   301                  150            181            1,157
                                       ------------------   -------------------   ------------------   ------------  ------------
    Total revenues                           33,659                32,561                5,802          6,347           78,369
                                       ------------------   -------------------   ------------------   ------------  ------------

Expenses:
     Shopping center expenses                12,654                 8,816                1,828              -           23,298
     Interest expense                         8,973                11,334                1,461           (153)          21,615
     Management Company expense                   -                     -                    -          7,511            7,511
     Depreciation and amortization            5,617                 4,882                  656            481           11,636
                                       ------------------   -------------------   ------------------   ------------  ------------
     Total operating expenses                27,244                25,032                3,945          7,839           64,060
                                       ------------------   -------------------   ------------------   ------------  ------------

Gain (loss) on sale of assets                     -                     -                   11           (424)            (413)
Cumulative effect of change in
accounting principle                           (570)                 (202)                 (15)             -             (787)
                                       ------------------   -------------------   ------------------   ------------  ------------

     Net income (loss)                        $5,845                $7,327               $1,853        ($1,916)         $13,109
                                       ==================   ===================   ==================   ============  ============


                                                                   Six Months Ended June 30, 1999
                                       ------------------------------------------------------------------------------------------
                                               SDG                 Pacific
                                             Macerich              Premier                Other             Mgmt
                                         Properties, L.P.        Retail Trust        Joint Ventures       Companies       Total
                                       ------------------   -------------------   ------------------   ------------  ------------

Revenues:
    Minimun rents                            $21,274                $6,926               $3,860         $1,329          $33,389
    Percentage rents                           1,777                   475                  300             11            2,563
    Tenant recoveries                          9,806                 2,182                1,591            324           13,903
    Management fee                                 -                     -                    -          3,893            3,893
    Other                                        466                    85                  117            204              872
                                       ------------------   -------------------   ------------------   ------------  ------------
    Total revenues                            33,323                 9,668                5,868          5,761           54,620
                                       ------------------   -------------------   ------------------   ------------  ------------

Expenses:
     Shopping center expenses                 12,144                 2,808                1,948            354           17,254
     Interest expense                          7,594                 3,263                1,485            968           13,310
     Management Company expense                    -                     -                    -          5,431            5,431
     Depreciation and amortization             5,283                 1,798                  722            662            8,465
                                       ------------------   -------------------   ------------------   ------------  ------------
     Total operating expenses                 25,021                 7,869                4,155          7,415           44,460
                                       ------------------   -------------------   ------------------   ------------  ------------

Gain on sale of assets                             2                     -                  188            284              474
                                       ------------------   -------------------   ------------------   ------------  ------------

     Net income (loss)                        $8,304                $1,799               $1,901        ($1,370)         $10,634
                                       ==================   ===================   ==================   ============  ============

                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

3. Investments in Unconsolidated Joint Ventures and the Management Companies - Continued

             PRO RATA SHARE OF COMBINED AND CONDENSED STATEMENTS OF
            OPERATIONS OF JOINT VENTURES AND THE MANAGEMENT COMPANIES

The following tables set forth the Operating Partnership's beneficial interest in the joint ventures and the Management Companies:


                                                                    Three Months Ended June 30, 2000
                                        ------------------------------------------------------------------------------------------
                                               SDG                Pacific
                                            Macerich              Premier              Other              Mgmt
                                         Properties, L.P.       Retail Trust        Joint Ventures      Companies        Total
                                        ------------------  --------------------  -----------------   -------------  -------------
Revenues:
    Minimum rents                            $11,068               $11,775             $2,084               -        $24,927
    Percentage rents                             313                   233                142               -            688
    Tenant recoveries                          4,903                 4,165                710               -          9,778
    Management fee                                 -                     -                  -          $3,323          3,323
    Other                                        283                   142                 80              72            577
                                        ------------------  --------------------  -----------------   -------------  -------------
    Total revenues                            16,567                16,315              3,016           3,395         39,293
                                        ------------------  --------------------  -----------------   -------------  -------------

Expenses:
     Shopping center expenses                  6,194                 4,426                922               -         11,542
     Interest expense                          4,955                 5,591                729             (66)        11,209
     Management company expense                    -                     -                  -           4,226          4,226
     Depreciation and amortization             2,861                 2,521                298             261          5,941
                                        ------------------  --------------------  -----------------   -------------  -------------
     Total operating expenses                 14,010                12,538              1,949           4,421         32,918
                                        ------------------  --------------------  -----------------   -------------  -------------

Gain on sale of assets                             -                     -                 11               -             11
                                        ------------------  --------------------  -----------------   -------------  -------------
     Net income (loss)                        $2,557                $3,777             $1,078         ($1,026)        $6,386
                                        ==================  ====================  =================   =============  =============

                                                                    Three Months Ended June 30, 1999
                                        ------------------------------------------------------------------------------------------
                                               SDG                 Pacific
                                             Macerich              Premier              Other              Mgmt
                                          Properties, L.P.       Retail Trust        Joint Ventures      Companies        Total
                                        ------------------  --------------------  -----------------   -------------  -------------

Revenues:
    Minimum rents                            $10,712                $4,751             $1,915          $1,329        $18,707
    Percentage rents                             842                   314                102              11          1,269
    Tenant recoveries                          4,793                 1,564                829             324          7,510
    Management fee                                 -                     -                  -           1,985          1,985
    Other                                        180                    47                 57              57            341
                                        ------------------  --------------------  -----------------   -------------  -------------
    Total revenues                            16,527                 6,676              2,903           3,706         29,812
                                        ------------------  --------------------  -----------------   -------------  -------------

Expenses:
     Shopping center expenses                  6,077                 2,021                984             354          9,436
     Interest expense                          3,780                 2,205                742           1,068          7,795
     Management company expense                    -                     -                  -           2,825          2,825
     Depreciation and amortization             2,694                 1,292                364             583          4,933
                                        ------------------  --------------------  -----------------   -------------  -------------
     Total operating expenses                 12,551                 5,518              2,090           4,830         24,989
                                        ------------------  --------------------  -----------------   -------------  -------------

Gain on sale of assets                             1                     -                188             274            463
                                        ------------------  --------------------  -----------------   -------------  -------------
     Net income (loss)                        $3,977                $1,158             $1,001           ($850)        $5,286
                                        ==================  ====================  =================   =============  =============



                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)


4.       Property:

         Property is summarized as follows:


                                                                          June 30,               December 31,
                                                                            2000                     1999
                                                                     --------------------     --------------------

              Land                                                              $399,172                 $399,172
              Building improvements                                            1,683,112                1,603,348
              Tenant improvements                                                 52,660                   49,654
              Equipment & furnishings                                             11,623                   11,272
              Construction in progress                                            43,167                  111,089
                                                                     --------------------     --------------------
                                                                               2,189,734                2,174,535

              Less, accumulated depreciation                                    (267,928)                (243,120)
                                                                     --------------------     --------------------

                                                                              $1,921,806               $1,931,415
                                                                     --------------------     --------------------
                                                                     --------------------     --------------------





                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

5.   Mortgage Notes Payable:

     Mortgage notes payable at June 30, 2000 and December 31, 1999 consist of the following:


                                            Carrying Amount of Notes
                             ----------------------------------------------------------
                             ---------------------------  -----------------------------
                                       2000                           1999
                             ---------------------------  -----------------------------
Property Pledged                            Related                        Related      Interest           Payment        Maturity
   As Collateral                Other        Party           Other          Party         Rate              Terms           Date
--------------------------   ------------- -------------  --------------- ------------- ------------     --------------  ----------

Wholly Owned Centers:

Capitola Mall                     ----       $36,790             ----       $36,983        9.25%             316 (a)        2001
Carmel Plaza                   $28,750          ----          $28,869          ----        8.18%             202 (a)        2009
Chesterfield Towne Center       63,981          ----           64,358          ----        9.07%              548(b)        2024
Citadel                         72,746          ----           73,377          ----        7.20%              554(a)        2008
Corte Madera, Village at        71,637          ----           71,949          ----        7.75%              516(a)        2009
Crossroads Mall-Boulder (c)       ----        34,689             ----        34,893        7.08%              244(a)        2010
Fresno Fashion Fair             69,000          ----           69,000          ----        6.52%      interest only         2008
Greeley Mall                    15,787          ----           16,228          ----        8.50%              187(a)        2003
Green Tree Mall/Crossroads - OK/
     Salisbury (d)             117,714          ----          117,714          ----        7.23%      interest only         2004
Holiday Village                   ----        17,000             ----        17,000        6.75%      interest only         2001
Northgate Mall                    ----        25,000             ----        25,000        6.75%      interest only         2001
Northwest Arkansas Mall         61,555          ----           62,080          ----        7.33%              434(a)        2009
Parklane Mall                     ----        20,000             ----        20,000        6.75%      interest only         2001
Queens Center                   99,776          ----          100,000          ----        6.88%              633(a)        2009
Rimrock Mall                    30,151          ----           30,445          ----        7.70%              244(a)        2003
Santa Monica Place (e)          85,000          ----           80,000          ----        8.39%      interest only         2001
South Plains Mall               64,355          ----           64,623          ----        8.22%              454(a)        2009
South Towne Center              64,000          ----           64,000          ----        6.61%      interest only         2008
Valley View Center              51,000          ----           51,000          ----        7.89%      interest only         2006
Villa Marina Marketplace        58,000          ----           58,000          ----        7.23%      interest only         2006
Vintage Faire Mall (f)          53,015          ----           53,537          ----        7.65%              427(a)        2003
Westside Pavilion              100,000          ----          100,000          ----        6.67%      interest only         2008
                            ------------- -------------  --------------- -------------
                            ------------- -------------  --------------- -------------
Total - Wholly Owned
Centers                     $1,106,467      $133,479       $1,105,180      $133,876
                            ------------- -------------  --------------- -------------

                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

5.   Mortgage Notes Payable, Continued:

     Mortgage notes payable at June 30, 2000 and December 31, 1999 consist of the following:



                                            Carrying Amount of Notes
                             ----------------------------------------------------------
                             ---------------------------  -----------------------------
                                       2000                           1999
                             ---------------------------  -----------------------------
Property Pledged                         Related                        Related      Interest           Payment       Maturity
As Collateral                Other        Party           Other          Party         Rate              Terms          Date
------------------------   ----------- -------------  --------------- ------------- ------------     --------------  ----------

Joint Venture Centers
(at pro rata share):

Broadway Plaza (50%) (g)          -       $36,367                -       $36,690        6.68%             257 (a)        2008
Pacific Premier Retail
Trust (51%) (g):
    Cascade Mall            $13,554             -          $13,837             -        6.50%             122 (a)        2014
    Kitsap Mall/Kitsap
    Place (h)                31,110             -           20,452             -        8.06%             450 (a)        2010
    Lakewood Mall (i)        64,770                         64,770             -        7.20%      interest only         2005
    Los Cerritos Center      60,548                         60,909             -        7.13%              421(a)        2006
    North Point Plaza         1,855             -            1,889             -        6.50%              16 (a)        2015
    Redmond Town Center -
    Retail                   32,469             -           32,743             -        6.50%             224 (a)        2011
    Redmond Town Center -
    Office (j)                    -        45,111                -        42,248        6.77%             298 (a)        2009
    Stonewood Mall (k)       38,250                         38,250             -        8.40%      interest only         2001
    Washington Square        59,964             -           60,471             -        6.70%             421 (a)        2009
    Washington Square Too     6,427             -            6,533             -        6.50%              53 (a)        2016
SDG Macerich Properties
L.P. (50%) (g)              187,231             -          159,282             -        6.52% (l)       1,120 (a)        2006
SDG Macerich Properties
L.P. (50%) (g)               92,250             -           92,500             -        7.15% (l)  interest only         2003
SDG Macerich Properties
L.P. (50%) (g)               40,700             -                -             -        7.02% (l)  interest only         2006
West Acres Center
(19%) (g) (m)                 7,600             -            7,600             -        6.52%      interest only         2009

                       --------------- -------------  --------------- -------------
Total - Joint
Venture Centers            $636,728       $81,478         $559,236       $78,938
                       --------------- -------------  --------------- -------------

                       --------------- -------------  --------------- -------------
Total - All Centers      $1,743,195      $214,957       $1,664,416      $212,814
                       =============== =============  =============== =============

Weighted average interest rate at June 30, 2000 - Wholly Owned Centers                                                   7.57%
                                                                                                                   ============

Weighted average interest rate at December 31, 1999 - Wholly Owned Centers                                               7.39%

                                                                                                                   ============

(a)           This represents the monthly payment of principal and interest.

(b) This amount represents the monthly payment of principal and interest. In addition, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property's gross receipts (as defined in the loan agreement) exceeds a base amount specified therein. Contingent interest expense recognized by the Company was $236 and $106 for the six and three months ended June 30, 2000, respectively; and $138 and $26 for the six and three months ended June 30, 1999, respectively.

(c) This note was issued at a discount. The discount is being amortized over the life of the loan using the effective interest method. At June 30, 2000 and December 31, 1999 the unamortized discount was $347 and $364, respectively.

(d) This loan is cross collateralized by Green Tree Mall, Crossroads Mall-Oklahoma and the Centre at Salisbury.

                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)


5.       Mortgage Notes Payable, Continued:

(e) The loan bears interest at LIBOR plus 1.75%. In addition, the Company can increase the loan amount up to $90,000. The Company has committed to refinance this loan with a 10 year fixed rate loan bearing interest at 7.70%.

(f) This loan will be replaced with a new ten year loan for $70,000 at a fixed interest rate of 7.89%.

(g)       Reflects the Company's pro rata share of debt.

(h) In connection with the acquisition of this Center, the joint venture assumed $39,425 of debt. At acquisition, this debt was recorded at fair market value of $41,475 which included an unamortized premium of $2,050. This premium was being amortized as interest expense over the life of the loan using the effective interest method. The joint venture's monthly debt service was $349 and was calculated based on an 8.60% interest rate. At December 31, 1999, the joint venture's unamortized premium was $1,365. On June 1, 2000, the joint venture paid off in full the old debt and a new note was issued for $61,000 bearing interest at a fixed rate of 8.06% and maturing June 2010. The new loan is interest only until December 31, 2001. Effective January 1, 2002, monthly principal and interest of $450 will be payable through maturity. The new debt is cross-collateralized by Kitsap Mall and Kitsap Place.

(i) On August 15, 1995, the Company issued $127,000 of collateralized fixed rate notes (the "Notes"). The Notes bear interest at an average fixed rate of 7.20% and mature in July 2005. The Notes require the Company to deposit all cash flow from the property operations with a trustee to meet its obligations under the Notes. Cash in excess of the required amount, as defined, is released. Included in cash and cash equivalents is $750 of restricted cash deposited with the trustee at June 30, 2000 and at December 31, 1999. All of the Notes were assumed by the Pacific Premier Retail Trust joint venture on October 26, 1999.

(j) Concurrent with the acquisition, the joint venture placed $76,700 of debt and obtained a construction loan for an additional $16,000. Principal is drawn on the construction loan as costs are incurred. As of June 30, 2000 and December 31, 1999, $11,753 and $6,745 of principal has been drawn under the construction loan, respectively.

(k) The loan bears interest at LIBOR plus 1.75%. At June 30, 2000 and December 31, 1999, the total interest was 8.40% and 8.23%, respectively.

                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

5.       Mortgage Notes Payable, Continued:


(l) In connection with the acquisition of these Centers, the joint venture assumed $485,000 of mortgage notes payable which are secured by the properties. At acquisition, the $300,000 fixed rate portion of this debt reflected a fair market value of $322,700, which included an unamortized premium of $22,700. This premium is being amortized as interest expense over the life of the loan using the effective interest method. At June 30, 2000 and December 31, 1999, the unamortized balance of the debt premium was $17,361 and $18,565, respectively. This debt is due in May 2006 and requires monthly payments of $1,852. $184,500 of this debt is due in May 2003 and requires monthly interest payments at a variable weighted average rate (based on LIBOR) of 7.15% and 6.96% at June 30, 2000 and December 31, 1999, respectively. This variable rate debt is covered by an interest rate cap agreement which effectively prevents the interest rate from exceeding 11.53%. On April 12, 2000, the joint venture issued $138,500 of additional mortgage notes which are secured by the properties and are due in May 2006. $57,100 of this debt requires fixed monthly interest payments of $387 at a weighted average rate of 8.13% while the floating rate notes of $81,400 require monthly interest payments at a variable weighted average rate (based on LIBOR) of 7.02%. This variable rate debt is covered by an interest rate cap agreement which effectively prevents the interest rate from exceeding 11.83%.

(m) On January 4, 1999, the joint venture replaced the old debt with a new loan of $40,000. The loan has an interest rate of 6.52% and matures January 2009. The debt is interest only until January 2001 at which time monthly payments of principal and interest will be due of $299.

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

         Total interest capitalized for the wholly-owned centers during the six and three months ended June 30, 2000 was $2,690 and $1,591, respectively; and total interest capitalized during the six and three months ended June 30, 1999 was $2,739 and $1,488, respectively.

         The market value of mortgage notes payable for the wholly-owned Centers at June 30, 2000 and December 31, 1999 is estimated to be approximately $1,205,411 and $1,179,469, respectively, based on current interest rates for comparable loans.

                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)



6.       Bank and Other Notes Payable:

         The Company has a credit facility of $150,000 with a maturity of February 2001 currently bearing interest at LIBOR plus 1.15%. The interest rate on such credit facility fluctuates between 0.95% and 1.15% over LIBOR. As of June 30, 2000 and December 31, 1999, $29,400 and $57,400 of borrowings were outstanding under this line of credit at interest rates of 8.4% and 7.65%, respectively. As of August 14, 2000, $17,000 was outstanding under this line of credit.

         Additionally, the Company issued $5,776 in letters of credit guaranteeing performance by the Company of certain obligations. The Company does not believe that these letters of credit will result in a liability to the Company.

         During January 1999, the Company entered into a bank construction loan agreement to fund $89,200 of costs related to the redevelopment of Pacific View. The loan bears interest at LIBOR plus 2.25% and matures in February 2001. Principal is drawn as construction costs are incurred. As of June 30, 2000 and December 31, 1999, $82,614 and $72,671 of principal has been drawn under the loan, respectively.

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

8.       Related-Party Transactions:

         The Company engaged the Management Companies to manage the operations of its properties and certain unconsolidated joint ventures. For the six and three months ending June 30, 2000, management fees of $1,437 and $724 respectively, and for the six and three months ended June 30, 1999, management fees of $1,620 and $812 respectively, were paid to the Management Companies by the Company. For the six and three months ending June 30, 2000, management fees of $3,449 and $1,752, respectively, and for the six and three months ended June 30, 1999, management fees of $2,033 and $1,142, respectively, were paid to the Management Companies by the joint ventures.

         Certain mortgage notes are held by one of the Company's joint venture partners (See Note 5). Interest expense in connection with these notes was $5,042 and $5,053 for the six months ended June 30, 2000 and 1999, respectively; and $2,523 and $2,540 for the three months ending June 30, 2000 and 1999, respectively. Included in accounts payable and accrued expenses is interest payable to these partners of $493 and $513 at June 30, 2000 and December 31, 1999, respectively.

                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)


8.       Related-Party Transactions - Continued:

         In 1997 and 1999 certain executive officers received loans from the Company totaling $6,500. These loans are full recourse to the executives. $6,000 of the loans were issued under the terms of the employee stock incentive plan, bear interest at 7%, are due in 2007 and 2009 and are secured by the Company common stock owned by the executives. On February 9, 2000, $300 of the $6,000 of the loans were forgiven. The $500 loan is non interest bearing and is forgiven ratably over a five year term. These loans receivable are included in other assets at June 30, 2000 and December 31, 1999.

         Certain Company officers and affiliates have guaranteed mortgages of $21,750 at one of the Company's joint venture properties and $2,000 at Greeley Mall.

9.       Commitments and Contingencies:

         The Company has certain properties subject to noncancellable operating ground leases. The leases expire at various times through 2070, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined. Ground rent expenses, net of amounts capitalized, were $170 and ($28) for the six and three months ended June 30, 2000, respectively. Ground rent expenses, net of amounts capitalized, were $456 and $257 for the six and three months ended June 30, 1999, respectively. There were no contingent rents in either period.

         Perchloroethylene ("PCE") has been detected in soil and groundwater in the vicinity of a dry cleaning establishment at North Valley Plaza, formerly owned by a joint venture of which the Company was a 50% member. The property was sold on December 18, 1997. The California Department of Toxic Substances Control ("DTSC") advised the Company in 1995 that very low levels of Dichloroethylene ("1,2 DCE"), a degradation byproduct of PCE, had been detected in a municipal water well located 1/4 mile west of the dry cleaners, and that the dry cleaning facility may have contributed to the introduction of 1,2 DCE into the water well. According to DTSC, the maximum contaminant level ("MCL") for 1,2 DCE which is permitted in drinking water is 6 parts per billion ("ppb"). The 1,2 DCE was detected in the water well at a concentration of 1.2 ppb, which is below the MCL. The Company has retained an environmental consultant and has initiated extensive testing of the site. The joint venture agreed (between itself and the buyer) that it would be responsible for continuing to pursue the investigation and remediation of impacted soil and groundwater resulting from releases of PCE from the former dry cleaner. Approximately $29 and $72 have already been incurred by the joint venture for remediation, and professional and legal fees for the periods ending June 30, 2000 and 1999, respectively. An additional $230 remains reserved by the joint venture as of June 30, 2000. The joint venture has been sharing costs on a 50/50 basis with a former owner of the property and intends to look to additional responsible parties for recovery.

                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)




9.       Commitments and Contingencies, Continued:

         The Company acquired Fresno Fashion Fair in December 1996. Asbestos has been detected in structural fireproofing throughout much of the Center. Testing data conducted by professional environmental consulting firms indicates that the fireproofing is largely inaccessible to building occupants and is well adhered to the structural members. Additionally, airborne concentrations of asbestos were well within OSHA's permissible exposure limit ("PEL") of .1 fcc. The accounting for this acquisition includes a reserve of $3,300 to cover future removal of this asbestos, as necessary. The Company incurred $24 and $82 in remediation costs for the six months ending June 30, 2000 and 1999, respectively. An additional $2,759 remains reserved at June 30, 2000.

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


11.      Subsequent Events:

         On August 9, 2000, a dividend/distribution of $0.51 per share was declared for common stockholders and OP unit holders of record on August 18, 2000. In addition, the Company declared a dividend of $0.51 on the Company's Series A Preferred Stock and a dividend of $0.51 on the Company's Series B Preferred Stock. All dividends/distributions will be payable on September 6, 2000.

                                     Item 2

 Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion is based primarily on the consolidated balance sheet of The Macerich Company as of June 30, 2000, and also compares the activities for the six and three months ended June 30, 2000 to the activities for the six and three months ended June 30, 1999.

         This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect the fair presentation of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

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

                       THE MACERICH COMPANY (The Company)


Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued:


        The following table reflects the Company's acquisitions in 1999:
----------------------------------------------------------------------------------------------------------------------------------


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

         On February 18, 1999, the Company, through a 51%/49% joint venture, known as Pacific Premier Retail Trust ("PPRT"), with Ontario Teachers' Pension Plan Board ("Ontario Teachers") acquired Washington Square, Redmond Town Center, Cascade Mall, Kitsap Mall and five contiguous properties.

         On October 26, 1999, 49% of the membership interests of Macerich Stonewood, LLC ("Stonewood"), Macerich Cerritos, LLC ("Cerritos") and Macerich Lakewood, LLC ("Lakewood"), were sold to Ontario Teachers' and concurrently Ontario Teachers' and the Company contributed their 99% collective membership interests in Stonewood and Cerritos and 100% of their collective membership interests in Lakewood to PPRT, a real estate investment trust, owned approximately 51% by the Company and 49% by Ontario Teachers. Lakewood, Stonewood, and Cerritos own Lakewood Mall, Stonewood Mall and Los Cerritos Center, respectively. The total value of the transaction was approximately $535,000. The properties were contributed to PPRT subject to existing debt of $322,000. The net cash proceeds to the Company were approximately $104,000 which were used for reduction of debt and for general corporate purposes. Lakewood and Stonewood are referred to herein as the "Contributed JV Assets."

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

         Many of the variations in the results of operations, discussed below, occurred due to the 1999 Joint Venture Acquisition Centers, the 1999 Acquisition Center and the partial sale and contribution of the
         Contributed JV Assets to PPRT during 1999. Many factors impact the Company's ability to acquire additional properties; including the availability and cost of capital, the overall debt to market capitalization level, interest rates and availability of potential acquisition targets that meet the Company's criteria. Accordingly, management is uncertain whether during 2000, and in future years, there will be similar acquisitions and corresponding increases in equity in income of unconsolidated joint ventures and the Management Companies and funds from operations that occurred as a result of the 1999 Joint Venture Acquisition Centers. Management anticipates the pace of acquisitions to slow considerably in 2000 compared to 1999. Pacific View (formerly known as Buenaventura Mall), Crossroads Mall-Boulder and Parklane Mall are currently under redevelopment and are referred to herein as the "Redevelopment Centers." All other Centers, excluding the 1999 Acquisition Center, the 1999 Joint Venture Acquisition Centers, the Contributed JV Assets and Redevelopment Centers, are referred to herein as the "Same Centers," unless the context otherwise requires.

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

Results of Operations

   Comparison of Six Months Ended June 30, 2000 and 1999

         Revenues

          Minimum and percentage rents decreased by 10.1% to $98.1 million in 2000 from $109.1 million in 1999. Approximately $15.0 million of the decrease related to the contribution of 100% and 99% of the membership interests of Lakewood Mall and Stonewood Mall, respectively, to the PPRT joint venture on October 26, 1999. The Company's prorata share of results from those assets subsequent to the contribution to PPRT is reflected in Income from

                       THE MACERICH COMPANY (The Company)

Comparison of Six Months Ended June 30, 2000 and 1999

         Revenues- Continued:

         Unconsolidated Joint Ventures. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "RevenueRecognition in Financial Statements," ("SAB 101") which became effective for periods after December 15, 1999. This bulletin modified the timing of revenue recognition for percentage rent received from tenants. SAB 101 requires deferral of the recognition of percentage rent until the tenant's annual sales breakpoint has been exceeded. While annual revenue from percentage rent will not be materially impacted by this change, the majority of percentage rent will now be recognized in the fourth quarter of each year, rather than spread throughout the year. The impact of SAB 101 represented approximately a $4.1 million decrease in revenues for the six months ended June 30, 2000.. These decreases are offset by revenue increases of $5.0 million relating to the 1999 acquisition of Santa Monica Place, $0.4 million increase at the Redevelopment Centers and $2.7 million of the increase was attributable to the Same Centers.

         Tenant recoveries increased to $49.4 million in 2000 from $47.3 million in 1999. The 1999 acquisition of Santa Monica Place generated $3.4 million of the increase, $2.3 million of the increase was from the Same Centers and $0.4 million from the Redevelopment Centers. These increases were partially offset by revenue decreases of $4.3 million resulting from the contribution of Lakewood Mall and Stonewood Mall to the PPRT joint venture.

         Other income increased to $4.0 million in 2000 from $3.2 million in 1999. Approximately $0.8 million of the increase related to the 1999 acquisition of Santa Monica Place.

         Expenses

         Shopping center expenses increased to $48.1 million in 2000 compared to $47.2 million in 1999. Approximately $3.8 million of the increase resulted from the 1999 acquisition of Santa Monica Place, $1.7 million of the increase resulted from increased property taxes and recoverable expenses at the Same Centers. Additionally, the Redevelopment Centers had an increase of $0.2 million in shopping center expenses resulting primarily from increased property taxes and recoverable expenses. These increases were offset by a decrease of $4.8 million resulting from the contribution of Lakewood Mall and Stonewood Mall to the PPRT joint venture.

         General and administrative expenses increased to $3.2 million in 2000 from $2.8 million in 1999 primarily as a result of higher compensation expense.

         Interest Expense

         Interest expense decreased to $55.1 million in 2000 from $55.4 million in 1999. Approximately $4.6 million of the decrease is from the contribution of Lakewood Mall to the PPRT joint venture. This decrease is offset by the acquisition activity in 1999, which was partially funded with secured debt and borrowings under the Company's line of credit.

                       THE MACERICH COMPANY (The Company)

Comparison of Six Months Ended June 30, 2000 and 1999

         Depreciation and Amortization

         Depreciation and amortization decreased to $29.6 million in 2000 from $30.5 million in 1999. Approximately $2.3 million of the decrease relates primarily to the contribution of Lakewood Mall and Stonewood Mall to the PPRT joint venture, which is offset by an increase of $1.5 million relating to the acquisition of Santa Monica Place.

         Income from Unconsolidated Joint Ventures and Management Companies

         The income from unconsolidated joint ventures and the Management Companies was $13.1 million for 2000, compared to income of $10.6 million in 1999. A total of $5.5 million of the increase is attributable to the 1999 Joint Venture Acquisitions and the Contributed JV Assets. These increases are partially offset by the change in accounting principle for percentage rent required by SAB 101 of $1.9 million.

         Extraordinary Loss from Early Extinguishment of Debt

         In 1999, the Company wrote off $1.0 million of unamortized financing costs, compared to no financing costs written off in 2000.

         Net Income Available to Common Stockholders

         As  a  result  of  the  foregoing,   net  income  available  to  common
         stockholders decreased to $13.9 million in 2000 from $17.9 million in 1999.

         Operating Activities

         Cash flow from operations was $48.7 million in 2000 compared to $58.9 million in 1999. The decrease is primarily because of decreased net operating income from the factors mentioned above.

         Investing Activities

         Cash generated from investing activities was $51.5 million in 2000 compared to cash utilized by investing activities of $192.6 million in 1999. The change resulted primarily from the cash contributions required by the Company for the joint venture acquisitions of $70.1 million in 1999 compared to $0.4 million in 2000. Additionally, a loan from the Company for $81.3 million was made to a joint venture for acquisitions in 1999. There were no loans made to affiliates in 2000. This is offset by increases in joint venture distributions of $85.7 million in 2000 compared to $10.4 in 1999.

         Financing Activities

         Cash flow from financing activities was ($105.6) million in 2000 compared to $133.2 million in 1999. The change resulted primarily from the refinancing of Centers in 1999.

                       THE MACERICH COMPANY (The Company)

Comparison of Six Months Ended June 30, 2000 and 1999

         Funds From Operations

         Primarily because of the factors mentioned above, including the impact of the change in accounting for percentage rent required by SAB 101, Funds from Operations - Diluted decreased 1.8% to $76.1 million in 2000 from $77.5 million in 1999.

Comparison of Three Months Ended June 30, 2000 and 1999

         Revenues

          Minimum and percentage rents decreased by 9.4% to $49.4 million in 2000 from $54.5 million in 1999. Approximately $7.6 million of the decrease related to the contribution of 100% and 99% of the membership interests of Lakewood Mall and Stonewood Mall, respectively, to the PPRT joint venture on October 26, 1999. The Company's prorata share of results from those assets subsequent to the contribution to PPRT is reflected in Income from Unconsolidated Joint Ventures. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements," ("SAB 101") which was adopted by the Company effective January 1, 2000. This bulletin modified the timing of revenue recognition for percentage rent received from tenants. SAB 101 requires deferral of the recognition of percentage rent until the tenant's annual sales breakpoint has been exceeded. While annual revenue from percentage rent will not be materially impacted by this change, the majority of percentage rent will now be recognized in the fourth quarter of each year, rather than spread throughout the year. The impact of SAB 101 for the three months ended June 30, 2000 represented approximately a $1.8 million decrease. These decreases are offset by revenue increases of $2.5 million relating to the 1999 acquisition of Santa Monica Place, $0.5 million increase at the Redevelopment Centers and $1.4 million of the increase was attributable to the Same Centers.

         Tenant recoveries increased to $24.9 million in 2000 from $24.2 million in 1999. The 1999 acquisition of Santa Monica Place generated $1.8 million of the increase, $0.7 million of the increase was from the Same Centers and $0.1 million from the Redevelopment Centers. These increases were partially offset by revenue decreases of $2.1 million resulting from the contribution of Lakewood Mall and Stonewood Mall to the PPRT joint venture.

         Expenses

         Shopping center expenses increased to $24.2 million in 2000 compared to $24.0 million in 1999. Approximately $1.9 million of the increase resulted from the 1999 acquisition of Santa Monica Place, $0.8 million of the increase resulted from increased property taxes and recoverable expenses at the Same Centers. These increases were offset by a decrease of $2.4 million resulting from the contribution of Lakewood Mall and Stonewood Mall to the PPRT joint venture.

         General and administrative expenses increased to $1.7 million in 2000 from $1.4 million in 1999 primarily as a result of higher compensation expense.

                       THE MACERICH COMPANY (The Company)

Comparison of Three Months Ended June 30, 2000 and 1999

         Interest Expense

         Interest expense decreased to $26.9 million in 2000 from $28.6 million in 1999. This decrease of $1.7 million related primarily of $2.3 million from the contribution of Lakewood Mall to the PPRT joint venture offset by the acquisition activity in 1999, which was partially funded with secured debt and borrowings under the Company's line of credit.

         Depreciation and Amortization

         Depreciation and amortization decreased to $15.0 million in 2000 from $15.3 million in 1999. This decrease relates primarily to the contribution of Lakewood Mall and Stonewood Mall to the PPRT joint venture offset by an increase relating to the 1999 acquisition of Santa Monica Place.

         Income from Unconsolidated Joint Ventures and Management Companies

         The income from unconsolidated joint ventures and the Management Companies was $6.4 million for 2000, compared to income of $5.3 million in 1999. A total of $2.6 million of the change is attributable to the 1999 Joint Venture Acquisitions and the Contributed JV Assets. These increases are partially offset by the change in accounting principle for percentage rent required by SAB 101 of $0.8 million.

         Net Income Available to Common Stockholders

         As  a  result  of  the  foregoing,   net  income  available  to  common
         stockholders decreased to $7.6 million in 2000 from $9.0 million in 1999.

         Funds From Operations

         Primarily because of the factors mentioned above, including the impact of the change in accounting for percentage rent required by SAB 101, Funds from Operations - Diluted decreased 1.8% to $38.2 million in 2000 from $38.9 million in 1999.

                       THE MACERICH COMPANY (The Company)

         Liquidity and Capital Resources

         The Company intends to meet its short term liquidity requirements through cash generated from operations and working capital reserves. The Company anticipates that revenues will continue to provide necessary funds for its operating expenses and debt service requirements, and to pay dividends to stockholders in accordance with REIT requirements. The Company anticipates that cash generated from operations, together with cash on hand, will be adequate to fund capital expenditures which will not be reimbursed by tenants, other than non-recurring capital expenditures. Capital for major expenditures or major redevelopments has been, and is expected to continue to be, obtained from equity or debt financings which include borrowings under the Company's line of credit and construction loans. However, many factors impact the Company's ability to access capital, such as its overall debt level, interest rates, interest coverage ratios and prevailing market conditions. The Company currently is undertaking a $90 million redevelopment of Pacific View. The Company has a bank construction loan agreement to fund $89.2 million of these construction costs.

         The Company believes that it will have access to the capital necessary to expand its business in accordance with its strategies for growth and maximizing Funds from Operations. The Company presently intends to obtain additional capital necessary to expand its business through a combination of additional public and private equity offerings, debt financings and/or joint ventures. During 1998 and 1999, the Company acquired two portfolios through joint ventures and raised additional capital in 1999 from the sale of interests in two properties to one joint venture partner. The Company believes such joint venture arrangements provide an attractive alternative to other forms of financing.

         The Company's total outstanding loan indebtedness at June 30, 2000 was $2.2 billion (including its pro rata share of joint venture debt). This equated to a debt to Total Market Capitalization (defined as total debt of the Company, including its pro rata share of joint venture debt, plus aggregate market value of outstanding shares of common stock, assuming full conversion of OP Units and preferred stock into common stock) ratio of approximately 65% at June 30, 2000. The Company's debt consists primarily of fixed-rate conventional mortgages payable secured by individual properties.

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

         The Company has an unsecured line of credit for up to $150.0 million. There were $29.4 million of borrowings outstanding at June 30, 2000. As of August 14, 2000, $17.0 million was outstanding under this line of credit.

         At June 30, 2000, the Company had cash and cash equivalents available of $35.0 million.

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




                                                                                Six months ended June 30,
                                                                             2000                       1999
                                                                   ------------------------  ---------------------------
                                                                      Shares      Amount        Shares       Amount
                                                                   ----------  ------------  -----------  --------------

                                                                                  (amounts in thousands)

Net income - available to common stockholders                                      $13,921                      $17,883

Adjustments to reconcile net income to FFO - basic:
     Minority interest                                                               4,421                        6,488
     Depreciation and amortization on wholly owned centers                          29,568                       30,539
     Pro rata share of unconsolidated entities' depreciation and
          amortization                                                              11,636                        8,465
     Loss on sale of wholly-owned assets                                               108                            -
     Loss on early extinguishment of debt                                                -                          988
     Pro rata share of (gain) loss on sale of assets
          from unconsolidated entities                                                 413                         (474)
     Cumulative effect of the change in accounting principle -
          wholly-owned assets                                                          963                            -
     Cumulative effect of the change in accounting principle -
          pro rata joint ventures                                                      787                            -

     Less:  Depreciation on personal property and amortization
          of loan costs and interest rate caps                                      (2,359)                      (2,107)
                                                                               ------------               --------------

FFO - basic (1)                                                       45,073        59,458       46,286          61,782

Additional adjustments to arrive at FFO - diluted:
     Impact of convertible preferred stock                             9,115         9,297        9,115           8,841
     Impact of stock options and restricted stock using
         the treasury method                                             401         1,003          435             611
     Impact of convertible debentures                                  5,186         6,292        5,186           6,276
                                                                   ----------  ------------  -----------  --------------

FFO - diluted (2)                                                     59,775       $76,050       61,022         $77,510
                                                                   ==========  ============  ===========  ==============



                       THE MACERICH COMPANY (The Company)

Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued:


                                                                                     Three months ended June 30,
                                                                                  2000                        1999
                                                                        --------------------------  --------------------------
                                                                           Shares        Amount        Shares       Amount
                                                                        ------------  ------------  -----------  -------------
                                                                                       (amounts in thousands)

Net income - available to common stockholders                                              $7,597                      $8,986

Adjustments to reconcile net income to FFO - basic:
     Minority interest                                                                      2,383                       3,258
     Depreciation and amortization on wholly owned centers                                 15,040                      15,285
     Pro rata share of unconsolidated entities' depreciation and
          amortization                                                                      5,941                       4,933
     Loss on sale of wholly-owned assets                                                      106                           -
     Loss on early extinguishment of debt                                                       -                          15
     Pro rata share of (gain) loss on sale of assets
          from unconsolidated entities                                                        (11)                       (463)
     Cumulative effect of the change in accounting principle -
          wholly-owned assets                                                                   -                           -
     Cumulative effect of the change in accounting principle -
          pro rata joint ventures                                                               -                           -

     Less:  Depreciation on personal property and amortization
          of loan costs and interest rate caps                                             (1,166)                     (1,051)
                                                                                      ------------               -------------

FFO - basic (1)                                                              45,093        29,890       46,291         30,963

Additional adjustments to arrive at FFO - diluted:
     Impact of convertible preferred stock                                    9,115         4,648        9,115          4,421
     Impact of stock options and restricted stock using
         the treasury method                                                    506           545          551            368
     Impact of convertible debentures                                         5,186         3,145         5,186         3,161
                                                                        ------------  ------------  -----------  -------------

FFO - diluted (2)                                                            59,900       $38,228       61,143        $38,913
                                                                        ============  ============  ===========  =============


1) Calculated based upon basic net income as adjusted to reach basic FFO. Weighted average number of shares includes the weighted average number of shares of common stock outstanding for 2000 and 1999 assuming the conversion of all outstanding OP units.

2) The computation of FFO - diluted and diluted average number of shares outstanding includes the effect of outstanding common stock options and restricted stock using the treasury method. Convertible debentures are dilutive for the six and three months ending June 30, 2000 and 1999, and therefore assumed converted to equity to calculate FFO - diluted. On February 25, 1998, the Company sold $100 million of its Series A Preferred Stock. On June 17, 1998, the Company sold $150 million of its Series B Preferred Stock Each series of preferred stock can be converted on a one for one basis for common stock. These preferred
        shares are not  assumed converted   for  purposes  of  net  income  per
        share as they would be anti-dilutive to that calculation. The preferred shares are assumed converted for purposes of FFO diluted per share as they are dilutive to that calculation.

                                       THE MACERICH COMPANY (The Company)


Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued:


         Included in minimum rents were rents attributable to the accounting practice of straight-lining of rents. The amount of straight-lining of rents that impacted minimum rents was $0.6 million and $1.3 million for the six months ended June 30, 2000 and 1999, respectively; and $0.4 million and $0.7 million for the three months ended June 30, 2000 and 1999, respectively.

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

         New Accounting Pronouncements Issued

         In December 1999, the Securities and Exchange Committee issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which became effective for periods beginning after December 15, 1999. This bulletin modified the timing of revenue recognition for percentage rent received from tenants. This change will defer recognition of a significant amount of percentage rent for the first three calendar quarters into the fourth quarter. The Company applied this accounting change as of January 1, 2000. The cumulative effect of this change in accounting principle at the adoption date of January 1, 2000, including the pro rata share of joint ventures, was approximately $1,750,000.

                       THE MACERICH COMPANY (The Company)

Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued:

         New Accounting Pronouncements Issued- Continued:

         In June 1998, the FASB issued Statement of Financial Accounting Standard ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which requires companies to record derivatives on the balance sheet, measured at fair value. Changes in the fair values of those derivatives will be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities," which delays the implementation of SFAS 133 from January 1, 2000 to January 1, 2001. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133," ("SFAS 138") which amends the accounting and reporting standards of SFAS 133. The Company has not yet determined when it will implement SFAS 133 and SFAS 138 nor has it completed the analysis required to determine the impact on its financial statements.

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

         The following table sets forth information as of June 30, 2000 concerning the Company's long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV").


                                                For the Years Ended December 31,
                                                    (dollars in thousands)
                                2000          2001       2002       2003       2004      Thereafter     Total          FV
                              --------     ---------  ----------  ---------  ----------  ----------   ----------  ---------

Wholly Owned Centers:
Long term debt:
    Fixed rate                 $8,664      $108,286    $11,717    $99,972    $127,705     $798,602    $1,154,946   $1,120,411
    Average interest rate       7.40%         7.37%      7.37%      7.33%       7.34%        7.34%         7.40%            -
    Fixed rate - Debentures         -             -    161,400          -           -            -       161,400      158,494
    Average interest rate           -             -      7.25%          -           -            -         7.25%            -
    Variable rate                   -       197,014          -          -           -            -       197,014      197,014
    Average interest rate           -         8.56%          -          -           -            -         8.56%            -
                             --------      ---------  -----------  ---------  ----------  ----------  ------------ -----------

Total debt - Wholly owned
Centers                        $8,664      $305,300    $173,117    $99,972    $127,705     $798,602   $1,513,360   $1,475,919
                             --------      ---------  ----------- ----------  ----------  ----------- ------------ -----------

Joint Venture Centers:
(at Company's pro rata share)

    Fixed rate                 $6,063       $ 6,498     $7,173      $7,689      $8,212     $511,371     $547,006    $508,582
    Average interest rate       6.70%         6.71%      6.71%       6.71%       6.71%        6.71%        6.70%           -
    Variable rate                   -        38,250          -      92,250           -       40,700      171,200     171,200
    Average interest rate           -         8.40%          -       7.15%           -        7.02%        7.40%           -
                              --------     ---------   --------- ----------- -----------  -----------  -----------  ----------

Total debt - Joint Ventures    $6,063       $44,748     $7,173     $99,939      $8,212      $552,071     $718,206    $679,782
                              --------     ---------   --------- ----------- ------------ ----------- ------------  -----------

Total debt - All Centers      $14,727      $350,048   $180,290    $199,911    $135,917    $1,350,673   $2,231,566     $2,155,701
                              ========    ==========  ========== =========== =========== ============  ===========  =============


         Of the $235.3 million of variable rate debt maturing in 2001, $29.4 million represents the outstanding borrowings under the Company's credit facility and $82.6 million represents outstanding borrowings under the Pacific View construction loan. Additionally, the Company has committed to refinancing $85.0 million of floating rate debt scheduled to mature in 2001 with a 10 year fixed rate loan bearing interest at 7.70%.

         In addition, the Company has assessed the market risk for its variable rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $3.7 million per year based on $368.2 million outstanding at June 30, 2000.

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

         None

Item 3   Defaults Upon Senior Securities

         None

Item 4   Submission of Matters to a Vote of Security Holders

         The following matters were voted upon at the Annual Meeting held on May 16, 2000:

A. The following three persons were elected as directors of the Company to serve until the annual meeting of stockholders in 2003 and until their respective successors are duly elected and qualify:

                             For Authority Withheld

               Arthur M. Coppola        14,739,760                   114,326
               James S. Cownie          14,739,758                   114,328
               Mace Siegel              14,738,016                   116,070

B. The ratification of the selection of PricewaterhouseCoopers LLP as independent public accountants for the fiscal year ending December 31, 2000.

         Votes:

         For:             14,812,818
         Against:         13,867
         Abstain:         27,401

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








Date:  August 14, 2000

                       THE MACERICH COMPANY (The Company)


                                  Exhibit Index



Exhibit
No.
Page


(a)      Exhibits

              None