Form 10-Q
period 2000-09-30
MACERICH CO
filed 2000-11-14
CIK 912242

                                                  SECURITIES AND EXCHANGE COMMISSION

                                                        Washington, D.C. 20549

                                                               FORM 10-Q

                                           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                                                    SECURITIES EXCHANGE ACT OF 1934

                                   FOR QUARTER ENDED SEPTEMBER 30, 2000 COMMISSION FILE NO. 1-12504

                                                         THE MACERICH COMPANY
---------------------------------------------------------------------------------------------------------------
                                        (Exact name of registrant as specified in its charter)

           MARYLAND                                                            95-4448705
-----------------------------------------------------            ------------------------------------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer Identification Number)
             or organization)

                                       401 Wilshire Boulevard, Suite 700, Santa Monica, CA 90401
---------------------------------------------------------------------------------------------------------------
                                           (Address of principal executive office)(Zip code)

                                   Registrant's telephone number, including area code (310) 394-6000
                                                                                    -------------------

                                                                  N/A
---------------------------------------------------------------------------------------------------------------
                                         (Former name, former address and former fiscal year,
                                                     if changed since last report)

Number of shares outstanding of the registrant's common stock, as of November 9, 2000.

                                       Common stock, par value $.01 per share: 34,174,850 shares
---------------------------------------------------------------------------------------------------------------

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

                           YES           X                          NO
                                    -----------                            ----------

                                                               Form 10-Q

                                                                 INDEX

                                                                                                        Page
                                                                                                        ----

Part I:  Financial Information
------------------------------

Item 1.  Financial Statements

             Consolidated balance sheets of the Company as of September 30, 2000 and
             December 31, 1999                                                                             1

             Consolidated statements of operations of the Company for the periods from
             January 1 through September 30, 2000 and 1999                                                 2

             Consolidated statements of operations of the Company for the periods from
             July 1, 2000 through September 30, 2000 and 1999
                                                                                                           3

             Consolidated statements of cash flows of the Company for the periods from
             January 1 through September 30, 2000 and 1999                                                 4

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

Part II:   Other Information                                                                              36 to 38
----------------------------

                                                  THE MACERICH COMPANY (The Company)

                                                   CONSOLIDATED BALANCE SHEETS
                                             (Dollars in thousands, except share data)
                                                            (Unaudited)
                                                                                                September 30,         December 31,
                                                                                                     2000                 1999
                                                                                              -------------------    ---------------
                                         ASSETS:

Property, net                                                                                         $1,924,403         $1,931,415
Cash and cash equivalents                                                                                 35,799             40,455
Tenant receivables, including accrued overage rents of
     $927 in 2000 and $7,367 in 1999                                                                      27,978             34,423
Deferred charges and other assets, net                                                                    56,123             55,065
Investments in joint ventures and the Management Companies                                               268,684            342,935
                                                                                              -------------------    ---------------

               Total assets                                                                           $2,312,987         $2,404,293
                                                                                              ===================    ===============

                          LIABILITIES AND STOCKHOLDERS' EQUITY:

Mortgage notes payable:
     Related parties                                                                                    $133,281           $133,876
     Others                                                                                            1,121,707          1,105,180
                                                                                              -------------------    ---------------
     Total                                                                                             1,254,988          1,239,056
Bank notes payable                                                                                       101,722            160,671
Convertible debentures                                                                                   161,400            161,400
Accounts payable and accrued expenses                                                                     27,761             27,815
Due to affiliates                                                                                          2,524              6,969
Other accrued liabilities                                                                                 22,394             25,849
Preferred stock dividend payable                                                                           4,648              4,648
                                                                                              -------------------    ---------------
               Total liabilities                                                                       1,575,437          1,626,408
                                                                                              -------------------    ---------------

Minority interest in Operating Partnership                                                               148,845            157,599
                                                                                              -------------------    ---------------

Commitments and contingencies (Note 9)

Stockholders' equity:
      Series A cumulative convertible redeemable preferred stock, $.01 par value,
              3,627,131 shares authorized, issued and outstanding
              at September 30, 2000 and December 31, 1999                                                     36                 36
      Series B cumulative convertible redeemable preferred stock, $.01 par value,
              5,487,471 shares authorized, issued and outstanding
              at September 30, 2000 and December 31, 1999                                                     55                 55
     Common stock, $.01 par value, 100,000,000 shares
              authorized, 34,174,418 and 34,072,625 shares issued and
              outstanding at September 30, 2000 and December 31, 1999, respectively                          342                338
     Additional paid in capital                                                                          584,635            582,837

     Accumulated earnings                                                                                 11,790             43,514
     Unamortized restricted stock                                                                         (8,153)            (6,494)
                                                                                              -------------------    ---------------
              Total stockholders' equity                                                                 588,705            620,286
                                                                                              -------------------    ---------------

              Total liabilities and stockholders' equity                                              $2,312,987         $2,404,293
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

                                    THE MACERICH COMPANY (The Company)

                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Dollars in thousands, except share and per share amounts)
                                                  (Unaudited)

                                                                         Nine Months Ended September 30,
                                                                  -----------------------------------------------
                                                                          2000                      1999
                                                                  ---------------------     ---------------------
REVENUES:
     Minimum rents                                                            $142,920                  $153,474
     Percentage rents                                                            5,156                    10,594
     Tenant recoveries                                                          74,329                    72,785
     Other                                                                       6,091                     5,915
                                                                  ---------------------     ---------------------
         Total revenues                                                        228,496                   242,768
                                                                  ---------------------     ---------------------
EXPENSES:
     Shopping center expenses                                                   73,231                    72,537
     General and administrative expense                                          4,032                     4,083
     Interest expense:
         Related parties                                                         7,569                     7,559
         Others                                                                 74,492                    77,609
                                                                  ---------------------     ---------------------
         Total interest expense                                                 82,061                    85,168
                                                                  ---------------------     ---------------------

     Depreciation and amortization                                              44,632                    46,434
Equity in income of unconsolidated
     joint ventures and the Management Companies                                20,461                    16,692
(Loss) gain on sale of assets                                                   (1,297)                      162

                                                                  ---------------------     ---------------------
Income before extraordinary item, minority interest and
    cumulative effect of change in accounting principle                         43,704                    51,400
Extraordinary loss on early extinguishment of debt                                (984)                   (1,016)
Cumulative effect of change in accounting principle                               (963)                        -
                                                                  ---------------------     ---------------------
Income of the Operating Partnership                                             41,757                    50,384
Less minority interest in net income
     of the Operating Partnership                                                6,722                     9,795
                                                                  ---------------------     ---------------------
Net income                                                                      35,035                    40,589
Less preferred dividends                                                        13,945                    13,581
                                                                  ---------------------     ---------------------
Net income - available to common stockholders                                  $21,090                   $27,008
                                                                  =====================     =====================

Earnings per common share - basic:
Income before extraordinary item and cumulative effect
     of change in accounting principle                                           $0.68                     $0.82
     Extraordinary item                                                          (0.03)                    (0.03)
     Cumulative effect of change in accounting principle                         (0.03)                        -
                                                                  ---------------------     ---------------------
Net income per share - available to common stockholders                          $0.62                     $0.79
                                                                  =====================     =====================

Weighted average number of common shares
     outstanding - basic                                                    34,134,000                33,987,000
                                                                  =====================     =====================

Weighted average number of common shares
     outstanding - basic, assuming full conversion of
     Operating Partnership units outstanding                                45,084,000                46,286,000
                                                                  =====================     =====================
Earnings per common share - diluted:
Income before extraordinary item and cumulative effect
     of change in accounting principle                                           $0.66                     $0.81
     Extraordinary item                                                          (0.02)                    (0.02)
     Cumulative effect of change in accounting principle                         (0.02)                        -
                                                                  ---------------------     ---------------------
     Net income per share - available to common stockholders                     $0.62                     $0.79
                                                                  =====================     =====================
Weighted average number of common shares
     outstanding - diluted for EPS                                          45,084,000                46,286,000
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

                                     THE MACERICH COMPANY (The Company)
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Dollars in thousands, except share and per share amounts)
                                                 (Unaudited)

                                                                        Three Months Ended September 30,
                                                                  ---------------------------------------------
                                                                          2000                    1999
                                                                  ---------------------    --------------------
REVENUES:
     Minimum rents                                                             $47,839                 $51,569
     Percentage rents                                                            2,154                   3,446
     Tenant recoveries                                                          24,891                  25,509
     Other                                                                       2,053                   2,720
                                                                  ---------------------    --------------------
         Total revenues                                                         76,937                  83,244
                                                                  ---------------------    --------------------

EXPENSES:
     Shopping center expenses                                                   25,122                  25,316
     General and administrative expense                                            851                   1,240
     Interest expense:
         Related parties                                                         2,527                   2,506
         Others                                                                 24,435                  27,307
                                                                  ---------------------    --------------------
         Total interest expense                                                 26,962                  29,813
                                                                  ---------------------    --------------------

     Depreciation and amortization                                              15,064                  15,895
Equity in income of unconsolidated
     joint ventures and the Management Companies                                 7,353                   6,058
(Loss) gain on sale of assets                                                   (1,189)                    162

                                                                  ---------------------    --------------------
Income before extraordinary item and minority interest                          15,102                  17,200
Extraordinary loss on early extinguishment of debt                                (984)                    (28)
                                                                  ---------------------    --------------------
Income of the Operating Partnership                                             14,118                  17,172
Less minority interest in net income                              ---------------------    --------------------
     of the Operating Partnership                                                2,301                   3,307
                                                                  ---------------------    --------------------
Net income                                                                      11,817                  13,865
Less preferred dividends                                                         4,648                   4,740
                                                                  ---------------------    --------------------
Net income - available to common stockholders                                   $7,169                  $9,125
                                                                  =====================    ====================

Earnings per common share - basic:
Income before extraordinary item                                                 $0.24                   $0.27
Extraordinary item                                                               (0.03)                   0.00
                                                                  ---------------------    --------------------
Net income per share - available to common stockholders                          $0.21                   $0.27
                                                                  =====================    ====================

Weighted average number of common shares
     outstanding - basic                                                    34,162,000              34,044,000
                                                                  =====================    ====================
Weighted average number of common shares
     outstanding - basic, assuming full conversion of
     Operating Partnership units outstanding                                45,107,000              46,318,000
                                                                  =====================    ====================

Earnings per common share - diluted:

Income before extraordinary item                                                 $0.23                   $0.27
Extraordinary item                                                               (0.02)                   0.00
                                                                  ---------------------    --------------------
     Net income per share - available to common stockholders                     $0.21                   $0.27
                                                                  =====================    ====================
Weighted average number of common shares
     outstanding - diluted for EPS                                          45,107,000              46,318,000
                                                                  =====================    ====================

                                  The accompanying notes are an integral part of these financial statements.

                                           THE MACERICH COMPANY (The Company)
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Dollars in thousands)
                                                        (Unaudited)
                                                                                        January 1 to September 30,
                                                                              ----------------------------------------------
                                                                                      2000                     1999
                                                                              ----------------------   ---------------------
Cash flows from operating activities:
     Net income - available to common stockholders                                          $21,090                 $27,008
     Preferred dividends                                                                     13,945                  13,581
                                                                              ----------------------   ---------------------
     Net income                                                                              35,035                  40,589
                                                                              ----------------------   ---------------------
     Adjustments to reconcile net income to
       net cash provided by operating activities:
     Extraordinary loss on early extinguishment of debt                                         984                   1,016
     Cumulative effect of change in accounting principle                                        963                       -
     Loss (gain) on sale of assets                                                            1,297                    (162)
     Depreciation and amortization                                                           44,632                  46,434
     Amortization of net discount (premium) on trust deed note payable                           25                     182
     Minority interest in net income of the Operating Partnership                             6,722                   9,795
     Changes in assets and liabilities:
          Tenant receivables, net                                                             5,482                   3,079
          Other assets                                                                       (1,185)                  9,583
          Accounts payable and accrued expenses                                                 (54)                 (1,228)
          Due to affiliates                                                                  (4,445)                      -
          Preferred stock dividend payable                                                        -                     320
          Other liabilities                                                                  (3,455)                (12,638)
                                                                              ----------------------   ---------------------
                   Total adjustments                                                         50,966                  56,381
                                                                              ----------------------   ---------------------
     Net cash provided by operating activities                                               86,001                  96,970
                                                                              ----------------------   ---------------------
Cash flows from investing activities:
     Acquisitions of property and improvements                                               (3,134)                 (4,918)
     Renovations and expansions of Centers                                                  (25,093)                (40,231)
     Tenant allowances                                                                       (3,307)                 (3,604)
     Deferred charges                                                                        (8,239)                (10,194)
     Equity in income of unconsolidated joint ventures
          and the Management Companies                                                      (20,461)                (16,692)
     Distributions from joint ventures                                                       97,909                  17,271
     Contributions to joint ventures                                                         (3,197)                (88,142)
     Loans to affiliates, net                                                                     -                 (82,393)
                                                                              ----------------------   ---------------------
     Net cash provided by (used in) investing activities                                     34,478                (228,903)
                                                                              ----------------------   ---------------------
Cash flows from financing activities:
     Proceeds from mortgages and notes payable                                              162,055                 335,931
     Payments on mortgages and notes payable                                               (205,097)               (125,529)
     Dividends and distributions to partners                                                (68,148)                (66,706)
     Dividends to preferred stockholders                                                    (13,945)                (13,581)
                                                                              ----------------------   ---------------------
     Net cash (used in) provided by financing activities                                   (125,135)                130,115
                                                                              ----------------------   ---------------------
     Net decrease in cash                                                                    (4,656)                 (1,818)

Cash and cash equivalents, beginning of period                                               40,455                  25,143
                                                                              ----------------------   ---------------------
Cash and cash equivalents, end of period                                                    $35,799                 $23,325
                                                                              ======================   =====================
Supplemental cash flow information:
     Cash payment for interest, net of amounts capitalized                                  $79,212                 $81,132
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

         In June  1998,  the FASB  issued  Statement  of  Financial  Accounting  Standard  ("SFAS")  133,  "Accounting  for  Derivative
         Instruments  and Hedging  Activities,"  ("SFAS 133") which  requires  companies to record  derivatives  on the balance  sheet, measured at fair value.  Changes in the fair values of those  derivatives  will be accounted  for  depending on the use of the derivative  and  whether it  qualifies  for hedge  accounting.  The key  criterion  for hedge  accounting  is that the hedging relationship  must be highly  effective in achieving  offsetting  changes in fair value or cash flows.  In June 1999, the FASB issued SFAS 137,  "Accounting for Derivative  Instruments and Hedging Activities," which delays the implementation of SFAS 133 from  January 1, 2000 to January 1, 2001.  In June 2000,  the FASB  issued SFAS No. 138,  "Accounting  for Certain  Derivative
         Instruments  and Certain  Hedging  Activities  - an  Amendment  of FASB  Statement  No.  133,"  ("SFAS138"),  which amends the accounting and reporting  standards of SFAS 133. The Company has determined the implementation of SFAS 133 and SFAS 138 should have a minor impact on its consolidated financial statements.

                                          THE MACERICH COMPANY (The Company)

                               NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                                                (Dollars in thousands)
                                                     (Unaudited)

         Earnings Per Share ("EPS")

         The  computation  of basic  earnings per share is based on net income and the weighted  average number of common shares outstanding for nine and three months ending  September 30, 2000 and 1999. The  convertible  debentures and convertible preferred  stock were not included in the  calculation  since the effect of their inclusion would be  anti-dilutive.  The
         Operating  Partnership  units ("OP units") not held by the Company have been included in the diluted EPS  calculation since they are  redeemable on a  one-for-one  basis for common stock.  The following table reconciles the basic and diluted earnings per share calculation:

                                                                           For the Nine Months Ended September 30,
                                                        -------------------------------------------------------------------------------
                                                        --------------------------------------  ---------------------------------------
                                                            2000                                    1999
                                                        --------------------------------------  ---------------------------------------
                                                            Net                                     Net
                                                           Income       Shares     Per Share       Income      Shares      Per Share
                                                        --------------------------------------  ---------------------------------------
                                                                            (In thousands, except per share data)
Net income                                                   $35,035                                 $40,589
Less:  Preferred stock dividends                              13,945                                  13,581
                                                        -------------                           -------------

Basic EPS:
Net income - available to common stockholders                 21,090       34,134       $0.62         27,008      33,987         $0.79

Diluted EPS:
Effect of dilutive securities:
     Conversion of OP units                                    6,722       10,950                      9,795      12,299
     Employee stock options and restricted stock             n/a - antidilutive for EPS               n/a - antidilutive for EPS
     Convertible preferred stock                             n/a - antidilutive for EPS               n/a - antidilutive for EPS
     Convertible debentures                                  n/a - antidilutive for EPS               n/a - antidilutive for EPS
                                                        --------------------------------------  ---------------------------------------

Net income - available to common stockholders                $27,812       45,084       $0.62        $36,803      46,286         $0.79
                                                        ======================================  =======================================

                                                                         For the Three Months Ended September 30,
                                                        ----------------------------------------------------------------------------
                                                        -------------------------------------  -------------------------------------
                                                           2000                                   1999
                                                        -------------------------------------  -------------------------------------
                                                            Net                                    Net
                                                          Income      Shares     Per Share       Income      Shares     Per Share
                                                        -------------------------------------  -------------------------------------
                                                                           (In thousands, except per share data)
Net income                                                  $11,817                                $13,865
Less:  Preferred stock dividends                              4,648                                  4,740
                                                        ------------                           ------------

Basic EPS:
Net income - available to common stockholders                 7,169      34,162        $0.21         9,125     34,044         $0.27

Diluted EPS:
Effect of dilutive securities:
     Conversion of OP units                                   2,301      10,945                      3,307     12,274
     Employee stock options and restricted stock             n/a - antidilutive for EPS             n/a - antidilutive for EPS
     Convertible preferred stock                             n/a - antidilutive for EPS             n/a - antidilutive for EPS
     Convertible debentures                                  n/a - antidilutive for EPS             n/a - antidilutive for EPS
                                                        -------------------------------------  -------------------------------------

Net income - available to common stockholders                $9,470      45,107        $0.21       $12,432     46,318         $0.27
                                                        =====================================  =====================================

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
         The Operating  Partnership  owns or has an ownership  interest in 46 regional  shopping  centers and five  community  shopping centers  aggregating  approximately  41.5 million square feet of gross leasable area. These 51 regional and community shopping
         centers  are  referred  to  hereinafter  as  the  "Centers",   unless  the  context  otherwise  requires.  The  Company  is  a self-administered  and  self-managed  real estate  investment  trust ("REIT") and conducts all of its  operations  through the
         Operating  Partnership and the Company's three  management  companies,  Macerich  Property  Management  Company,  a California
         corporation,  Macerich Manhattan Management Company, a California  corporation,  and Macerich Management Company, a California corporation (collectively, the "Management Companies").

         The  Company  was  organized  to qualify as a REIT under the  Internal  Revenue  Code of 1986,  as  amended.  The 20%, as of September 30, 2000, limited partnership  interest of the  Operating  Partnership  not owned by the Company is reflected in these  financial  statements as minority interest.

3.       Investments in Unconsolidated Joint Ventures and the Management Companies:

         The following are the Company's  investments  in various joint  ventures.  The Operating Partnership's interest in each joint venture as of September 30, 2000 is as follows:

                                                                            The Operating Partnership's
         Joint Venture                                                              Ownership %
         -------------                                                             -----------

         Macerich Northwestern Associates                                               50%
         Manhattan Village, LLC                                                         10%
         MerchantWired, LLC                                                             9.5%
         Pacific Premier Retail Trust                                                   51%
         Panorama City Associates                                                       50%
         SDG Macerich Properties, L.P.                                                  50%
         West Acres Development                                                         19%

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
                                                (Dollars in thousands)
                                                     (Unaudited)

3.       Investments in Unconsolidated Joint Ventures and the Management Companies, Continued:

         On November 12, 1999,  Eastland Plaza, a 65,313 square foot community center,  which was 51% owned by the Macerich  Management
         Company, was sold.

         On  September  30, 2000,  Manhattan  Village,  a 551,847  square foot  regional  shopping  center,  which was owned 10% by the
         Operating Partnership, was sold.  The joint venture sold the property for $89,000, including a note receivable from the buyer for $79,000 at an interest rate of 8.75% payable monthly, until maturity, September 30, 2001.  A gain from sale of the property for $10,945 was recorded at September 30, 2000.

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

                                   COMBINED AND CONDENSED BALANCE SHEETS OF JOINT VENTURES
                                                AND THE MANAGEMENT COMPANIES

                                                                           September 30,        December 31,
                                                                               2000                 1999
                                                                           ---------------      ---------------
              Assets:
                  Properties, net                                              $2,055,253            $2,117,711
                  Other assets                                                    169,331                58,412
                                                                           ---------------      ---------------
                  Total assets                                                 $2,224,584            $2,176,123
                                                                           ===============      ===============

              Liabilities and partners' capital:
                  Mortgage notes payable                                       $1,461,522            $1,287,732
                  Other liabilities                                                50,482                62,891
                  The Company's capital                                           268,684               342,935
                  Outside partners' capital                                       443,896               482,565
                                                                          ----------------      ----------------
                  Total liabilities and partners' capital                      $2,224,584            $2,176,123
                                                                          ================      ================

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
                                                (Dollars in thousands)
                                                     (Unaudited)

3.   Investments in Unconsolidated Joint Ventures and the Management Companies - Continued:

                                           COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES
                                                      AND THE MANAGEMENT COMPANIES

                                                                             Nine Months Ended September 30, 2000
                                                      ------------------------------------------------------------------------------------
                                                            SDG             Pacific
                                                          Macerich          Premier            Other            Mgmt
                                                      Properties, L.P.    Retail Trust     Joint Ventures     Companies         Total
                                                      ----------------- -----------------  ---------------  --------------  --------------

Revenues:
    Minimum rents                                              $66,190           $69,645          $19,473               -        $155,308
    Percentage rents                                             2,867             2,109            1,180               -           6,156
    Tenant recoveries                                           30,633            24,097            7,993               -          62,723
    Management fee                                                   -                 -                -          $9,151           9,151
    Other                                                        1,554             1,087            2,119             603           5,363
                                                      ----------------- -----------------  ---------------  --------------  --------------

Total revenues                                                 101,244            96,938           30,765           9,754         238,701
                                                      ----------------- -----------------  ---------------  --------------  --------------
Expenses:
     Shopping center expenses                                   37,733            26,602           12,153               -          76,488
     Interest expense                                           28,846            34,287            5,602            (240)         68,495
     Management Company expense                                      -                 -                -          10,651          10,651
     Depreciation and amortization                              17,523            15,011            2,284             806          35,624
                                                      ----------------- -----------------  ---------------  --------------  --------------
     Total operating expenses                                   84,102            75,900           20,039          11,217         191,258
                                                      ----------------- -----------------  ---------------  --------------  --------------

Gain (loss) on sale of assets                                       (3)                -           11,586            (475)         11,108
Cumulative effect of change in
     accounting principle                                       (1,139)             (397)             (21)              -          (1,557)
                                                      ----------------- -----------------  ---------------  --------------  --------------

     Net income (loss)                                         $16,000           $20,641          $22,291         ($1,938)        $56,994
                                                      ================= =================  ===============  ==============  ==============

                                           COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES
                                                      AND THE MANAGEMENT COMPANIES

                                                                             Nine Months Ended September 30, 1999
                                                      ------------------------------------------------------------------------------------
                                                            SDG             Pacific
                                                          Macerich          Premier            Other            Mgmt
                                                      Properties, L.P.    Retail Trust     Joint Ventures     Companies         Total
                                                      ----------------- -----------------  ---------------  --------------  --------------

Revenues:
    Minimum rents                                              $63,903           $25,208          $18,954          $4,928        $112,993
    Percentage rents                                             5,384             1,450            1,393             205           8,432
    Tenant recoveries                                           31,079             8,574            8,326           2,169          50,148
    Management fee                                                   -                 -                -           6,466           6,466
    Other                                                        1,702               144              987             339           3,172
                                                      ----------------- -----------------  ---------------  --------------  --------------

Total revenues                                                 102,068            35,376           29,660          14,107         181,211
                                                      ----------------- -----------------  ---------------  --------------  --------------
Expenses:
     Shopping center expenses                                   37,948            10,236            9,809           2,017          60,010
     Interest expense                                           22,843            11,802            5,689           4,426          44,760
     Management Company expense                                      -                 -                -           8,334           8,334
     Depreciation and amortization                              16,225             5,828            3,253           2,002          27,308
                                                      ----------------- -----------------  ---------------  --------------  --------------
     Total operating expenses                                   77,016            27,866           18,751          16,779         140,412
                                                      ----------------- -----------------  ---------------  --------------  --------------

Gain on sale of assets                                               5                 -              983             220           1,208
                                                      ----------------- -----------------  ---------------  --------------  --------------

     Net income (loss)                                         $25,057            $7,510          $11,892         ($2,452)        $42,007
                                                      ================= =================  ===============  ==============  ==============

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
                                                     (Unaudited)

3.       Investments in Unconsolidated Joint Ventures and the Management Companies - Continued:

                                                 COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES
                                                           AND THE MANAGEMENT COMPANIES

                                                                                 Three Months Ended September 30, 2000
                                                      ---------------------------------------------------------------------------------------------
                                                              SDG               Pacific
                                                           Macerich             Premier              Other               Mgmt
                                                       Properties, L.P.       Retail Trust      Joint Ventures        Companies          Total
                                                      --------------------   ---------------   ------------------   ---------------   -------------

Revenues:
    Minimum rents                                                 $22,147           $23,569               $6,448                 -         $52,164
    Percentage rents                                                  637               861                  449                 -           1,947
    Tenant recoveries                                              10,638             8,166                3,474                 -          22,278
    Management fee                                                      -                 -                    -            $2,660           2,660
    Other                                                             503               496                1,415               412           2,826
                                                      --------------------   ---------------   ------------------   ---------------   -------------

Total revenues                                                     33,925            33,092               11,786             3,072          81,875
                                                      --------------------   ---------------   ------------------   ---------------   -------------
Expenses:
     Shopping center expenses                                      12,425             9,315                6,674                 -          28,414
     Interest expense                                              10,901            12,063                1,870               (79)         24,755
     Management Company expense                                         -                 -                    -             2,745           2,745
     Depreciation and amortization                                  6,289             5,439                  818               300          12,846
                                                      --------------------   ---------------   ------------------   ---------------   -------------
     Total operating expenses                                      29,615            26,817                9,362             2,966          68,760
                                                      --------------------   ---------------   ------------------   ---------------   -------------

Gain (loss) on sale of assets                                          (3)                -               11,526               (28)         11,495
                                                      --------------------   ---------------   ------------------   ---------------   -------------

     Net income                                                    $4,307            $6,275              $13,950               $78         $24,610
                                                      ====================   ===============   ==================   ===============   =============

                                                COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES
                                                           AND THE MANAGEMENT COMPANIES

                                                                                 Three Months Ended September 30, 1999
                                                      ---------------------------------------------------------------------------------------------
                                                              SDG               Pacific
                                                           Macerich             Premier              Other               Mgmt
                                                       Properties, L.P.       Retail Trust      Joint Ventures        Companies          Total
                                                      --------------------   ---------------   ------------------   ---------------   -------------

Revenues:
    Minimum rents                                                 $21,355           $11,627               $6,391            $3,529         $42,902
    Percentage rents                                                1,830               519                  442               193           2,984
    Tenant recoveries                                              11,467             4,295                2,661             1,828          20,251
    Management fee                                                      -                 -                    -             2,368           2,368
    Other                                                             771               (23)                 411               124           1,283
                                                      --------------------   ---------------   ------------------   ---------------   -------------

Total revenues                                                     35,423            16,418                9,905             8,042          69,788
                                                      --------------------   ---------------   ------------------   ---------------   -------------
Expenses:
     Shopping center expenses                                      13,660             4,729                3,419             1,644          23,452
     Interest expense                                               7,654             5,403                1,895             3,407          18,359
     Management Company expense                                         -                 -                    -             2,615           2,615
     Depreciation and amortization                                  5,659             2,303                1,112             1,305          10,379
                                                      --------------------   ---------------   ------------------   ---------------   -------------
     Total operating expenses                                      26,973            12,435                6,426             8,971          54,805
                                                      --------------------   ---------------   ------------------   ---------------   -------------
Loss on sale of assets                                                  -                 -                    -               (80)            (80)
                                                      --------------------   ---------------   ------------------   ---------------   -------------

     Net income (loss)                                             $8,450            $3,983               $3,479           ($1,009)        $14,903
                                                      ====================   ===============   ==================   ===============   =============

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

   Included in mortgage  notes payable are amounts due to affiliates  of  Northwestern  Mutual Life ("NML") of $161,441 and $156,219
   for the periods ended September 30, 2000 and December 31, 1999,  respectively.  NML is considered a related party because it is a joint  venture  partner with the Company in Macerich  Northwestern  Associates.  Interest  expense  incurred on these  borrowings amounted to $7,306 and $4,710 for the nine months  ended  September  30, 2000 and 1999,  respectively;  and $2,661 and $2,245 for the three months ended September 30, 2000 and 1999, respectively.

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
                                      ----------------------------------------------------------

The following tables set forth the Operating Partnership's beneficial interest in the joint ventures and the Management Companies:
                                                                                   Nine Months Ended September 30, 2000
                                                         ------------------------------------------------------------------------------------------
                                                                SDG                Pacific
                                                             Macerich              Premier                Other             Mgmt
                                                         Properties, L.P.       Retail Trust         Joint Ventures      Companies        Total
                                                         ------------------  --------------------   ------------------  -------------  ------------

Revenues:
    Minimun rents                                                  $33,095               $35,519               $6,060              -       $74,674
    Percentage rents                                                 1,434                 1,076                  341              -         2,851
    Tenant recoveries                                               15,317                12,289                2,308              -        29,914
    Management fee                                                       -                     -                    -         $8,693         8,693
    Other                                                              777                   554                  351            573         2,255
                                                         ------------------  --------------------   ------------------  -------------  ------------
    Total revenues                                                  50,623                49,438                9,060          9,266       118,387
                                                         ------------------  --------------------   ------------------  -------------  ------------

Expenses:
     Shopping center expenses                                       18,867                13,567                3,306              -        35,740
     Interest expense                                               14,423                17,486                2,194           (228)       33,875
     Management Company expense                                          -                     -                    -         10,101        10,101
     Depreciation and amortization                                   8,762                 7,656                1,002            766        18,186
                                                         ------------------  --------------------   ------------------  -------------  ------------
     Total operating expenses                                       42,052                38,709                6,502         10,639        97,902
                                                         ------------------  --------------------   ------------------  -------------  ------------

Gain (loss) on sale of assets                                           (3)                    -                1,217           (451)          763
Cumulative effect of change in accounting principle                   (570)                 (202)                 (15)             -          (787)
                                                         ------------------  --------------------   ------------------  -------------  ------------

     Net income (loss)                                              $7,998               $10,527               $3,760        ($1,824)      $20,461
                                                         ==================  ====================   ==================  =============  ============

                                                                                    Nine Months Ended September 30, 1999
                                                         ------------------------------------------------------------------------------------------
                                                                SDG                Pacific
                                                             Macerich              Premier                Other             Mgmt
                                                         Properties, L.P.       Retail Trust         Joint Ventures      Companies        Total
                                                         ------------------  --------------------   ------------------  -------------  ------------

Revenues:
    Minimun rents                                                  $31,951               $12,856               $5,826         $4,682       $55,315
    Percentage rents                                                 2,692                   739                  422            195         4,048
    Tenant recoveries                                               15,539                 4,373                2,369          2,060        24,341
    Management fee                                                       -                     -                    -          6,143         6,143
    Other                                                              851                    73                  199            322         1,445
                                                         ------------------  --------------------   ------------------  -------------  ------------
    Total revenues                                                  51,033                18,041                8,816         13,402        91,292
                                                         ------------------  --------------------   ------------------  -------------  ------------

Expenses:
     Shopping center expenses                                       18,974                 5,220                3,005          1,916        29,115
     Interest expense                                               11,421                 6,019                2,231          4,205        23,876
     Management Company expense                                          -                     -                    -          7,917         7,917
     Depreciation and amortization                                   8,112                 2,972                1,105          1,902        14,091
                                                         ------------------  --------------------   ------------------  -------------  ------------
     Total operating expenses                                       38,507                14,211                6,341         15,940        74,999
                                                         ------------------  --------------------   ------------------  -------------  ------------

Gain on sale of assets                                                   2                     -                  188            209           399
                                                         ------------------  --------------------   ------------------  -------------  ------------

     Net income (loss)                                             $12,528                $3,830               $2,663        ($2,329)      $16,692
                                                         ==================  ====================   ==================  =============  ============

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
                                      ----------------------------------------------------------

The following tables set forth the Operating Partnership's beneficial interest in the joint ventures and the Management Companies:

                                                                                     Three Months Ended September 30, 2000
                                                           ------------------------------------------------------------------------------------------
                                                                 SDG                 Pacific
                                                               Macerich              Premier              Other              Mgmt
                                                           Properties, L.P.       Retail Trust        Joint Ventures      Companies        Total
                                                           -----------------   --------------------  -----------------   -------------  -------------

Revenues:
    Minimum rents                                                   $11,073                $12,020             $2,010               -        $25,103
    Percentage rents                                                    319                    440                122               -            881
    Tenant recoveries                                                 5,320                  4,164                925               -         10,409
    Management fee                                                        -                      -                  -          $2,528          2,528
    Other                                                               252                    253                201             392          1,098
                                                           -----------------   --------------------  -----------------   -------------  -------------
    Total revenues                                                   16,964                 16,877              3,258           2,920         40,019
                                                           -----------------   --------------------  -----------------   -------------  -------------

Expenses:
     Shopping center expenses                                         6,213                  4,751              1,459               -         12,423
     Interest expense                                                 5,450                  6,152                733             (75)        12,260
     Management company expense                                           -                      -                  -           2,609          2,609
     Depreciation and amortization                                    3,145                  2,774                346             285          6,550
                                                           -----------------   --------------------  -----------------   -------------  -------------
     Total operating expenses                                        14,808                 13,677              2,538           2,819         33,842
                                                           -----------------   --------------------  -----------------   -------------  -------------

Gain (loss) on sale of assets                                            (3)                     -              1,206             (27)         1,176

                                                           -----------------   --------------------  -----------------   -------------  -------------
     Net income                                                      $2,153                 $3,200             $1,926             $74         $7,353
                                                           =================   ====================  =================   =============  =============

                                                                                     Three Months Ended September 30, 1999
                                                           ------------------------------------------------------------------------------------------
                                                                 SDG                 Pacific
                                                               Macerich              Premier              Other              Mgmt
                                                           Properties, L.P.       Retail Trust        Joint Ventures      Companies        Total
                                                           -----------------   --------------------  -----------------   -------------  -------------

Revenues:
    Minimum rents                                                   $10,677                 $5,930             $1,966          $3,353        $21,926
    Percentage rents                                                    915                    264                122             184          1,485
    Tenant recoveries                                                 5,733                  2,191                778           1,736         10,438
    Management fee                                                        -                      -                  -           2,250          2,250
    Other                                                               385                    (12)                82             118            573
                                                           -----------------   --------------------  -----------------   -------------  -------------
    Total revenues                                                   17,710                  8,373              2,948           7,641         36,672
                                                           -----------------   --------------------  -----------------   -------------  -------------

Expenses:
     Shopping center expenses                                         6,830                  2,412              1,057           1,562         11,861
     Interest expense                                                 3,827                  2,756                746           3,237         10,566
     Management company expense                                           -                      -                  -           2,486          2,486
     Depreciation and amortization                                    2,829                  1,174                383           1,240          5,626
                                                           -----------------   --------------------  -----------------   -------------  -------------
     Total operating expenses                                        13,486                  6,342              2,186           8,525         30,539
                                                           -----------------   --------------------  -----------------   -------------  -------------

Gain on sale of assets                                                    -                      -                  -             (75)           (75)
                                                           -----------------   --------------------  -----------------   -------------  -------------
     Net income (loss)                                               $4,224                 $2,031               $762           ($959)        $6,058
                                                           =================   ====================  =================   =============  =============

                                          THE MACERICH COMPANY (The Company)

                               NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                                                (Dollars in thousands)
                                                     (Unaudited)

4.       Property:

         Property is summarized as follows:

                                                                        September 30,             December 31,
                                                                             2000                     1999
                                                                     ---------------------    ---------------------

              Land                                                               $397,666                 $399,172
              Building improvements                                             1,684,392                1,603,348
              Tenant improvements                                                  54,308                   49,654
              Equipment and furnishings                                            11,971                   11,272
              Construction in progress                                             56,708                  111,089
                                                                     ---------------------    ---------------------
                                                                                2,205,045                2,174,535

              Less, accumulated depreciation                                     (280,642)                (243,120)
                                                                     ---------------------    ---------------------

                                                                               $1,924,403               $1,931,415
                                                                     =====================     =====================

                                          THE MACERICH COMPANY (The Company)

                               NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                                                (Dollars in thousands)
                                                     (Unaudited)

5.       Mortgage Notes Payable:

         Mortgage notes payable at September 30, 2000 and December 31, 1999 consist of the following:

                                                                  Carrying Amount of Notes
                                                ------------------------------------------------------------
                                                     2000                           1999
                                                -----------------------------  -----------------------------
Property Pledged                                                  Related                        Related      Interest          Payment           Maturity
   As Collateral                                    Other          Party           Other          Party         Rate             Terms               Date
----------------------------------------------  --------------- -------------  --------------- ------------- ------------    ---------------  -----------------

Wholly Owned Centers:

Capitola Mall                                             ----       $36,694             ----       $36,983        9.25%             316 (a)        2001
Carmel Plaza                                           $28,692          ----          $28,869          ----        8.18%             202 (a)        2009
Chesterfield Towne Center                               63,786          ----           64,358          ----        9.07%              548(b)        2024
Citadel                                                 72,421          ----           73,377          ----        7.20%              554(a)        2008
Corte Madera, Village at                                71,477          ----           71,949          ----        7.75%              516(a)        2009
Crossroads Mall-Boulder (c)                               ----        34,587             ----        34,893        7.08%              244(a)        2010
Fresno Fashion Fair                                     69,000          ----           69,000          ----        6.52%      interest only         2008
Greeley Mall                                            15,560          ----           16,228          ----        8.50%              187(a)        2003
Green Tree Mall/Crossroads - OK/
     Salisbury (d)                                     117,714          ----          117,714          ----        7.23%      interest only         2004
Holiday Village                                           ----        17,000             ----        17,000        6.75%      interest only         2001
Northgate Mall                                            ----         25,000            ----        25,000        6.75%      interest only         2001
Northwest Arkansas Mall                                 61,285          ----           62,080          ----        7.33%              434(a)        2009
Parklane Mall                                             ----        20,000             ----        20,000        6.75%      interest only         2001
Queens Center                                           99,549          ----          100,000          ----        6.88%              633(a)        2009
Rimrock Mall                                            29,999          ----           30,445          ----        7.70%              244(a)        2003
Santa Monica Place (e)                                  85,000          ----           80,000          ----        8.39%      interest only         2001
South Plains Mall                                       64,224          ----           64,623          ----        8.22%              454(a)        2009
South Towne Center                                      64,000          ----           64,000          ----        6.61%      interest only         2008
Valley View Center                                      51,000          ----           51,000          ----        7.89%      interest only         2006
Villa Marina Marketplace                                58,000          ----           58,000          ----        7.23%      interest only         2006
Vintage Faire Mall (f)                                  70,000          ----           53,537          ----        7.89%              508(a)        2010
Westside Pavilion                                      100,000          ----          100,000          ----        6.67%      interest only         2008
                                                --------------- -------------  --------------- -------------
         Total - Wholly Owned Centers               $1,121,707      $133,281       $1,105,180      $133,876
                                                --------------- -------------  --------------- -------------

                                          THE MACERICH COMPANY (The Company)

                               NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                                                (Dollars in thousands)
                                                     (Unaudited)

5.       Mortgage Notes Payable, Continued:

         Mortgage notes payable at September 30, 2000 and December 31, 1999 consist of the following:

                                                                  Carrying Amount of Notes
                                                ------------------------------------------------------------
                                                     2000                           1999
                                                -----------------------------  -----------------------------
Property Pledged                                                  Related                        Related      Interest          Payment           Maturity
   As Collateral                                    Other          Party           Other          Party         Rate             Terms               Date
----------------------------------------------  --------------- -------------  --------------- ------------- ------------    ---------------  -----------------

Joint Venture Centers (at pro rata share):

Broadway Plaza (50%) (g)                                     -       $36,204                -       $36,690        6.68%             257 (a)        2008
Pacific Premier Retail Trust (51%) (g):
    Cascade Mall                                       $13,409             -          $13,837             -        6.50%             122 (a)        2014
    Kitsap Mall/Kitsap Place (h)                        31,110             -           20,452             -        8.06%             450 (a)        2010
    Lakewood Mall (i)                                   64,770                         64,770             -        7.20%      interest only         2005
    Lakewood Mall (j)                                    8,224             -                -             -        8.88%      interest only         2002
    Los Cerritos Center                                 60,363                         60,909             -        7.13%              421(a)        2006
    North Point Plaza                                    1,838             -            1,889             -        6.50%              16 (a)        2015
    Redmond Town Center - Retail                        32,329             -           32,743             -        6.50%             224 (a)        2011
    Redmond Town Center - Office (k)                         -        45,407                -        42,248        6.77%             298 (a)        2009
    Stonewood Mall (l)                                  38,250                         38,250             -        8.38%      interest only         2001
    Washington Square                                   59,705             -           60,471             -        6.70%             421 (a)        2009
    Washington Square Too                                6,374             -            6,533             -        6.50%              53 (a)        2016
SDG Macerich Properties L.P. (50%) (g)                 186,923             -          159,282             -        6.70% (m)       1,120 (a)        2006
SDG Macerich Properties L.P. (50%) (g)                  92,250             -           92,500             -        7.12% (m)  interest only         2003
SDG Macerich Properties L.P. (50%) (g)                  40,700             -                -             -        7.00% (m)  interest only         2006
West Acres Center (19%) (g) (n)                          7,600             -            7,600             -        6.52%      interest only         2009

                                                --------------- -------------  --------------- -------------
Total - Joint Venture Centers                         $643,845       $81,611         $559,236       $78,938
                                                --------------- -------------  --------------- -------------

                                                --------------- -------------  --------------- -------------
Total - All Centers                                 $1,765,552      $214,892       $1,664,416      $212,814
                                                =============== =============  =============== =============

(a)      This represents the monthly payment of principal and interest.

(b)      This amount  represents the monthly payment of principal and interest.  In addition,  contingent  interest,  as defined in the loan  agreement,  may be due to the extent that 35% of the amount by which the  property's  gross  receipts  (as defined in the loan agreement) exceeds a base amount specified therein.  Contingent  interest expense recognized by the Company was $250 and $14 for the nine and three months ended September 30, 2000,  respectively;  and $192 and $52 for the nine and three months ended September 30, 1999, respectively.

(c)      This note was issued at a discount.  The discount is being  amortized  over the life of the loan using the effective  interest method.  At September 30, 2000 and December 31, 1999 the unamortized discount was $339 and $364, respectively.

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
                                                (Dollars in thousands)
                                                     (Unaudited)

5.       Mortgage Notes Payable, Continued:

(d)      This loan is cross collateralized by Green Tree Mall, Crossroads Mall-Oklahoma and the Centre at Salisbury.

(e)      The loan bears  interest  at LIBOR plus  1.75%.  In  addition,  the Company  can  increase  the loan amount up to $90,000.  On
              October 2, 2000, the Company refinanced this loan with a 10 year fixed rate $85,000 loan bearing interest at 7.70%.

(f)      On August  31,  2000,  the  Company  refinanced  the debt on Vintage  Faire.  The old loan was paid in full and a new note was issued for $70,000  bearing  interest at a fixed rate of 7.89% and  maturing  September 1, 2010.  The Company  incurred a loss on early extinguishment of the old debt in 2000 of $984.

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

(i)      On August 15, 1995,  the Company issued  $127,000 of  collateralized  fixed rate notes (the "Notes").  The Notes bear interest at an average  fixed rate of 7.20% and mature in July 2005.  The Notes  require the Company to deposit all cash flow from the property  operations with a trustee to meet its obligations  under the Notes.  Cash in excess of the required amount, as defined,  is released.  Included in cash and cash equivalents is $750 of restricted cash deposited with the trustee at
              September  30, 2000 and at December 31, 1999.  All of the Notes were  assumed by the Pacific  Premier  Retail Trust joint venture on October 26, 1999.

(j)      On July 28, 2000, the joint venture placed a $16,125  floating rate note on the property  bearing interest at LIBOR plus 2.25%
              and maturing July 2002.  At September 30, 2000, the total interest was 8.88%.

(k)      Concurrent with the acquisition,  the joint venture placed $76,700 of debt and obtained a construction  loan for an additional
              $16,000.  Principal is drawn on the  construction  loan as costs are incurred.  As of September 30, 2000 and December 31,
              1999, $12,333 and $6,745 of principal has been drawn under the construction loan, respectively.

(l)      The loan bears  interest at LIBOR plus 1.75%.  At September 30, 2000 and December 31, 1999,  the total  interest was 8.38% and
              8.23%, respectively.

                                          THE MACERICH COMPANY (The Company)

                               NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                                                (Dollars in thousands)
                                                     (Unaudited)

5.       Mortgage Notes Payable, Continued:

(m)      In connection  with the acquisition of these Centers,  the joint venture assumed  $485,000 of mortgage notes payable which are secured by the  properties.  At  acquisition,  the  $300,000  fixed rate  portion of this debt  reflected a fair value of
              $322,700,  which included an unamortized  premium of $22,700.  This premium is being  amortized as interest  expense over the life of the loan using the effective  interest  method.  At September 30, 2000 and December 31, 1999, the unamortized balance of the debt premium was $16,746 and  $18,565,  respectively.  This debt is due in May 2006 and  requires  monthly payments  of $1,852.  $184,500  of this debt is due in May 2003 and  requires  monthly  interest  payments  at a variable weighted  average  rate (based on LIBOR) of 7.12% and 6.96% at September  30, 2000 and  December 31, 1999,  respectively.
              This variable rate debt is covered by an interest rate cap agreement  which  effectively  prevents the interest rate from exceeding  11.53%.  On April 12, 2000, the joint venture issued  $138,500 of additional  mortgage notes which are secured by the properties and are due in May 2006.  $57,100 of this debt requires  fixed monthly  interest  payments of $387 at a weighted average rate of 8.13% while the floating rate notes of $81,400 require monthly  interest  payments at a variable weighted  average rate (based on LIBOR) of 7.00%.  This  variable  rate debt is covered by an interest rate cap agreement which effectively prevents the interest rate from exceeding 11.83%.

(n)      On January 4, 1999,  the joint  venture  replaced  the old debt with a new loan of $40,000.  The loan has an interest  rate of
              6.52% and  matures  January  2009.  The debt is  interest  only until  January  2001 at which time  monthly  payments  of principal and interest will be due in the amount of $299.

         The Company  periodically  enters into treasury lock  agreements in order to hedge its exposure to interest rate  fluctuations on anticipated  financings.  Under these  agreements,  the Company pays or receives an amount equal to the difference  between the  treasury  lock rate and the  market  rate on the date of  settlement,  based on the  notional  amount of the  hedge.  The realized  gain or loss on the  contracts is recorded on the balance  sheet in other assets and  amortized as interest  expense over the period of the hedged loans.  As of September 30, 2000, no treasury lock agreements were outstanding.

         Certain mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

         Total interest capitalized including the prorata share of joint ventures, during the nine and three months ended September
         30, 2000 was $5,492 and $2,081, respectively; and total interest capitalized during the nine and three months ended September
         30, 1999 was $3,011 and $994, respectively

         The fair value of  mortgage  notes  payable for the  wholly-owned  Centers at  September  30,  2000 and  December  31, 1999 is
         estimated to be approximately $1,243,782 and $1,179,469, respectively, based on current interest rates for comparable loans.

                                          THE MACERICH COMPANY (The Company)

                               NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                                                (Dollars in thousands)
                                                     (Unaudited)

6.       Bank and Other Notes Payable:

         The Company has a credit  facility of $150,000  with a maturity  of February  2001  currently  bearing  interest at LIBOR plus
         1.15%.  The interest rate on such credit  facility  fluctuates  between  0.95% and 1.15% over LIBOR.  As of September 30, 2000 and December 31, 1999,  $17,000 and $57,400 of  borrowings  were  outstanding  under this line of credit at interest  rates of
         7.73% and 7.65%, respectively.

         Additionally,  the  Company  issued  $10,776  in  letters  of  credit  guaranteeing  performance  by  the  Company  of  certain obligations.  The Company does not believe that these letters of credit will result in a liability to the Company.

         During  January 1999,  the Company  entered into a bank  construction  loan  agreement to fund $89,200 of costs related to the redevelopment  of Pacific  View.  The loan bears  interest  at LIBOR plus 2.25% and  matures in February  2001.  Principal  is drawn as  construction  costs are incurred.  As of September 30, 2000 and December 31, 1999,  $84,722 and $72,671 of principal has been drawn under the loan, respectively.

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

8.       Related-Party Transactions:

         The Company  engaged the Management  Companies to manage the operations of its  properties  and certain  unconsolidated  joint ventures.  For the nine and three months ending September 30, 2000,  management fees of $2,201 and $764 respectively,  and for the nine and three months ended  September 30, 1999,  management  fees of $2,439 and $818  respectively,  were incurred to the
         Management  Companies by the Company.  For the nine and three months ending September 30, 2000,  management fees of $5,049 and
         $1,600,  respectively,  and for the nine and three months ended  September  30,  1999,  management  fees of $3,198 and $1,165, respectively, were incurred to the Management Companies by the joint ventures.

         Certain  mortgage notes are held by one of the Company's joint venture  partners (See Note 5). Interest  expense in connection with these notes was $7,569 and $7,559 for the nine months ended  September  30, 2000 and 1999,  respectively;  and $2,527 and
         $2,506 for the three  months  ending  September  30, 2000 and 1999,  respectively.  Included  in accounts  payable and accrued expenses is interest payable to these partners of $482 and $513 at September 30, 2000 and December 31, 1999, respectively.

                                          THE MACERICH COMPANY (The Company)

                               NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                                                (Dollars in thousands)
                                                     (Unaudited)

8.       Related-Party Transactions - Continued:

         In 1997 and 1999 certain  executive  officers  received loans from the Company totaling $6,500.  These loans are full recourse to the  executives.  $6,000 of the loans were issued under the terms of the employee stock  incentive  plan,  bear interest at
         7%, are due in 2007 and 2009 and are secured by the Company common stock owned by the  executives.  On February 9, 2000,  $300 of the $6,000 of loans, was  forgiven.  The $500 loan is non  interest  bearing and is forgiven  ratably  over a five year term.  These loans receivable are included in other assets at September 30, 2000 and December 31, 1999.

         Certain  Company  officers  and  affiliates  have  guaranteed  mortgages  of $21,750  at one of the  Company's  joint  venture properties and $2,000 at Greeley Mall.

9.       Commitments and Contingencies:

         The Company has certain  properties  subject to  noncancellable  operating  ground leases.  The leases expire at various times through 2070,  subject in some cases to options to extend the terms of the lease.  Certain leases provide for contingent  rent payments  based on a percentage of base rental income,  as defined.  Ground rent expenses,  net of amounts  capitalized,  were
         $255 and $85 for the nine and three months  ended  September  30, 2000,  respectively.  Ground rent  expenses,  net of amounts capitalized,  were  $684 and $228 for the nine and  three  months  ended  September  30,  1999,  respectively.  There  were no contingent rents in either period.

         Perchloroethylene  ("PCE") has been detected in soil and groundwater in the vicinity of a dry cleaning  establishment at North
         Valley  Plaza,  formerly  owned by a joint  venture of which the Company was a 50% member.  The  property was sold on December
         18, 1997. The California  Department of Toxic  Substances  Control  ("DTSC")  advised the Company in 1995 that very low levels of  Dichloroethylene  ("1,2 DCE"),  a degradation  byproduct of PCE, had been  detected in a municipal  water well located 1/4 mile west of the dry cleaners,  and that the dry cleaning  facility may have  contributed to the  introduction of 1,2 DCE into the water well.  According to DTSC,  the maximum  contaminant  level ("MCL") for 1,2 DCE which is permitted in drinking  water is 6 parts per billion  ("ppb").  The 1,2 DCE was  detected in the water well at a  concentration  of 1.2 ppb,  which is below the MCL. The Company has retained an  environmental  consultant  and has initiated  extensive  testing of the site.  The joint venture agreed  (between  itself and the buyer) that it would be responsible  for continuing to pursue the  investigation  and remediation of impacted soil and  groundwater  resulting from releases of PCE from the former dry cleaner.  Approximately  $45 and $104 have already been  incurred by the joint venture for  remediation,  and  professional  and legal fees for the periods ending  September 30, 2000 and 1999,  respectively.  An additional $213 remains  reserved by the joint venture as of September
         30, 2000.  The joint  venture has been sharing  costs on a 50/50 basis with a former owner of the property and intends to look to additional responsible parties for recovery.

                                          THE MACERICH COMPANY (The Company)

                               NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                                                (Dollars in thousands)
                                                     (Unaudited)

9.       Commitments and Contingencies, Continued:

         The Company acquired Fresno Fashion Fair in December 1996.  Asbestos has been detected in structural  fireproofing  throughout much of the Center. Testing data conducted by professional  environmental  consulting firms indicates that the fireproofing is largely  inaccessible  to  building  occupants  and  is  well  adhered  to  the  structural  members.  Additionally,  airborne concentrations  of asbestos were well within OSHA's  permissible  exposure  limit ("PEL") of .1 fcc. The  accounting  for this acquisition  includes a reserve of $3,300 to cover future removal of this  asbestos,  as necessary.  The Company  incurred $26 and $0 in  remediation  costs for the nine months ending  September  30, 2000 and 1999,  respectively.  An  additional  $2,757 remains reserved at September 30, 2000.

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

11.      Subsequent Events:

         On November 9, 2000, a  dividend/distribution  of $0.53 per share was declared for common  stockholders and OP unit holders of record on November 17, 2000. In addition,  the Company  declared a dividend of $0.53 on the Company's Series A Preferred Stock and a dividend of $0.53 on the Company's  Series B Preferred Stock.  All  dividends/distributions  will be payable on December
         7, 2000.

         On November 10, 2000, a 3.4 million share repurchase program was approved by the Company's Board of Directors.

                                                  THE MACERICH COMPANY (The Company)

                                                                Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following  discussion is based  primarily on the  consolidated  balance sheet of The Macerich  Company as of September 30,
         2000, and also compares the  activities for the nine and three months ended  September 30, 2000 to the activities for the nine and three months ended September 30, 1999.

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

         Forward-Looking Statements

         This quarterly  report on Form 10-Q contains or  incorporates  statements that constitute  forward-looking  statements.  Those statements  appear in a number  of  places in this Form 10-Q and  include  statements  regarding,  among  other  matters,  the
         Company's  growth and  acquisition  opportunities,  the  Company's  acquisition  strategy,  regulatory  matters  pertaining to compliance  with  governmental  regulations  and other  factors  affecting  the  Company's  financial  condition or results of operations.  Words  such as  "expects,"  "anticipates,"  "intends,"  "projects,"  "predicts,"  "plans,"  "believes,"  "seeks,"
         "estimates,"  and "should" and  variations of these words and similar  expressions,  are used in many cases to identify  these forward-looking  statements.  Stockholders  are  cautioned  that any such  forward-looking  statements  are not  guarantees of future  performance  and involve  risks,  uncertainties  and other  factors  that may cause  actual  results,  performance  or achievements  of the Company or industry to vary materially from the Company's  future results,  performance or  achievements, or those of the  industry,  expressed or implied in such  forward-looking  statements.  Such factors  include,  among  others, general industry economic and business  conditions,  which will, among other things,  affect demand for retail space or retail goods,  availability and creditworthiness of current and prospective tenants, lease rates and terms,  availability and cost of financing and operating  expenses;  adverse changes in the real estate markets  including,  among other things,  competition from other companies,  retail  formats and  technology, risks of real estate  development,acquisitions and dispositions;
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

                                                  THE MACERICH COMPANY (The Company)

Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued:

The following table reflects the Company's acquisitions in 1999:
----------------------------------------------------------------------------------------------------------------------------------
                                                              Date
                                                            Acquired                                   Location
                                                            --------                                   --------

"1999  Joint Venture Acquisition Centers"
-----------------------------------------
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
Albany Plaza (*)                                     February 18, 1999        Two non-contiguous community shopping
Eastland Plaza (*)                                                            Centers located in Oregon and Ohio, respectively.
Los Cerritos Center (*)                              June 2, 1999             Cerritos, California

"1999 Acquisition Center"
-------------------------
Santa Monica Place                                   October 29, 1999         Santa Monica, California
----------------------------------------------------------------------------------------------------------------------------------

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

         Many of the  variations in the results of  operations,  discussed  below,  occurred due to the 1999 Joint Venture  Acquisition
         Centers,  the 1999  Acquisition  Center and the partial  sale and  contribution  of the  Contributed  JV Assets to PPRT during
         1999. Many factors impact the Company's  ability to acquire  additional  properties;  including the  availability  and cost of capital, the overall debt to market  capitalization  level,  interest rates and availability of potential  acquisition targets that meet the Company's  criteria.  Accordingly,  management is uncertain whether in future years, there will be similar  acquisitions and corresponding  increases in equity in income of unconsolidated  joint ventures and the Management
         Companies  and funds from  operations  that  occurred as a result of the 1999 Joint Venture  Acquisition  Centers.  Management
         anticipates  no acquisitions  in 2000  compared  to 1999.  Pacific  View  (formerly  known as Buenaventura  Mall),  Crossroads
         Mall-Boulder and Parklane Mall are currently under  redevelopment and are referred to herein as the  "Redevelopment  Centers."
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

Results of Operations

   Comparison of Nine Months Ended September 30, 2000 and 1999

         Revenues

         Minimum and percentage rents decreased by 9.8% to $148.1 million in 2000 from $164.1 million in 1999.  Approximately $22.7 million of the decrease related to the contribution of 100% and 99% of the membership interests of Lakewood Mall and
         Stonewood Mall, respectively, to the PPRT joint venture on October 26, 1999.   The Company's prorata share of results from
         those assets subsequent to the contribution to PPRT is reflected in Income from

                                                  THE MACERICH COMPANY (The Company)

Results of Operations - Continued:

Comparison of Nine Months Ended September 30, 2000 and 1999

         Revenues- Continued:

         Unconsolidated Joint Ventures.  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin
         101, "Revenue Recognition in Financial Statements," ("SAB 101") which was adopted by the Company effective January 1, 2000.
         This bulletin modified the timing of revenue recognition for percentage rent received from tenants.  SAB 101 requires deferral of the recognition of percentage rent until the tenant's annual sales breakpoint has been exceeded.  While annual revenue from percentage rent will not be materially impacted by this change, the majority of percentage rent will now be recognized in the fourth quarter of each year, rather than spread throughout the year.  The impact of SAB 101 represented approximately a $5.1 million decrease in revenues for the nine months ended September 30, 2000.  These decreases are offset by revenue increases of  $7.4 million relating to the 1999 acquisition of Santa Monica Place, $1.1 million increase at the
         Redevelopment Centers and $3.1 million of the increase was attributable to the Same Centers.

         Tenant recoveries increased to $74.3 million in 2000 from $72.8 million in 1999.  The 1999 acquisition of Santa Monica Place generated $4.8 million of the increase, $2.7 million of the increase was from the Same Centers and $0.3 million from the
         Redevelopment Centers.  These increases were partially offset by revenue decreases of $6.3 million resulting from the contribution of Lakewood Mall and Stonewood Mall to the PPRT joint venture.

         Other income increased to $6.1 million in 2000 from $5.9 million in 1999.

         Expenses

         Shopping center expenses increased to $73.2 million in 2000 compared to $72.5 million in 1999.  Approximately $5.4 million of the increase resulted from the 1999 acquisition of Santa Monica Place, $2.3 million of the increase resulted from increased property taxes and recoverable expenses at the Same Centers.  These increases were offset by a decrease of  $7.2 million resulting from the contribution of Lakewood Mall and Stonewood Mall to the PPRT joint venture.  Additionally, the
         Redevelopment Centers had a decrease of $0.2 million in shopping center expenses resulting primarily from decreased property taxes and recoverable expenses.

         Interest Expense

         Interest expense decreased to $82.1 million in 2000 from $85.2 million in 1999. Approximately $6.9 million of the decrease
         is from the contribution of Lakewood Mall to the PPRT joint venture.   This decrease is offset by the acquisition activity
         in 1999, which was partially funded with secured debt and borrowings under the Company's line of credit.

                                                  THE MACERICH COMPANY (The Company)

Results of Operations - Continued:

Comparison of Nine Months Ended September 30, 2000 and 1999

         Depreciation and Amortization

         Depreciation and amortization decreased to $44.6 million in 2000 from $46.4 million in 1999. Approximately $4.2 million of the decrease relates primarily to the contribution of Lakewood Mall and Stonewood Mall to the PPRT joint venture, which is offset by an increase of $2.3 million relating to the acquisition of Santa Monica Place.

         Income from Unconsolidated Joint Ventures and Management Companies

         The income from unconsolidated joint ventures and the Management Companies was $20.5 million for 2000, compared to income of
         $16.7 million in 1999.  A total of $6.7 million of the increase is attributable to the 1999 Joint Venture Acquisitions and the Contributed JV Assets.  Additionally, $1.1 million is attributable to the gain from the sale of Manhattan Village on
         September 30, 2000.These increases are partially offset by the change in accounting principle for percentage rent required by SAB 101 of $2.7 million.

         Extraordinary Loss from Early Extinguishment of Debt

         In 2000 and 1999, the Company wrote off  $1.0 million of unamortized financing costs.

         Net Income Available to Common Stockholders

         As a result of the foregoing, net income available to common stockholders decreased to $21.1 million in 2000 from $27.0 million in 1999.

         Operating Activities

         Cash flow from operations was $86.0 million in 2000 compared to $97.0 million in 1999.  The decrease is primarily because of decreased net operating income from the factors mentioned above.

         Investing Activities

         Cash generated from investing activities was $34.5 million in 2000 compared to cash utilized by investing activities of
         $228.9 million in 1999.  The change resulted primarily from the cash contributions required by the Company for the joint venture acquisitions of $88.1 million in 1999 compared to $3.2 million in 2000.  Additionally, a loan from the Company for
         $82.4 million was made to a joint venture for acquisitions in 1999.  There were no loans made to affiliates in 2000.  This is offset by increases in joint venture distributions of $97.9 million in 2000 compared to $17.3 in 1999.

         Financing Activities

         Cash flow used in financing activities was $125.1 million in 2000 compared to cash provided by financing activities of
         $130.1 million in 1999.  The change resulted primarily from the refinancing of Centers in 1999.

                                                  THE MACERICH COMPANY (The Company)

Results of Operations - Continued:

Comparison of Nine Months Ended September 30, 2000 and 1999

         Funds From Operations

         Primarily because of the factors mentioned above, including the impact of the change in accounting for percentage rent required by SAB 101, Funds from Operations - Diluted decreased 3% to $114.9 million in 2000 from $118.4 million in 1999.

Comparison of Three Months Ended September 30, 2000 and 1999

         Revenues

         Minimum and percentage rents decreased by 9.1% to $50.0 million in 2000 from $55.0 million in 1999.  Approximately $7.7 million of the decrease related to the contribution of 100% and 99% of the membership interests of Lakewood Mall and
         Stonewood Mall, respectively, to the PPRT joint venture on October 26, 1999.   The Company's prorata share of results from
         those assets subsequent to the contribution to PPRT is reflected in Income from Unconsolidated Joint Ventures.  In December
         1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial
         Statements," ("SAB 101") which was adopted by the Company effective January 1, 2000.  This bulletin modified the timing of revenue recognition for percentage rent received from tenants.  SAB 101 requires deferral of the recognition of percentage rent until the tenant's annual sales breakpoint has been exceeded.  While annual revenue from percentage rent will not be materially impacted by this change, the majority of percentage rent will now be recognized in the fourth quarter of each year, rather than spread throughout the year.  The impact of SAB 101 for the three months ended September 30, 2000 represented approximately a $1.0 million decrease.  These decreases are offset by revenue increases of  $2.4 million relating to the 1999 acquisition of Santa Monica Place, $0.7 million increase at the Redevelopment Centers and $0.4 million of the increase was attributable to the Same Centers.

         Tenant recoveries decreased to $24.9 million in 2000 from $25.5 million in 1999.  The 1999 acquisition of Santa Monica Place generated $1.4 million of the increase and $0.4 million of the increase was from the Same Centers.  These increases were partially offset by revenue decreases of $2.4 million resulting from the contribution of Lakewood Mall and Stonewood Mall to the PPRT joint venture.

         Expenses

         Shopping center expenses decreased to $25.1 million in 2000 compared to $25.3 million in 1999.  Approximately $1.6 million of the increase resulted from the 1999 acquisition of Santa Monica Place, $0.6 million of the increase resulted from increased property taxes and recoverable expenses at the Same Centers.  These increases were offset by a decrease of  $2.4 million resulting from the contribution of Lakewood Mall and Stonewood Mall to the PPRT joint venture.  Additionally, the
         Redevelopment Centers had a decrease of $0.2 million in shopping center expenses resulting primarily from decreased recoverable expenses.

                                                  THE MACERICH COMPANY (The Company)

Results of Operations - Continued:

Comparison of Three Months Ended September 30, 2000 and 1999

         Interest Expense

         Interest expense decreased to $27.0 million in 2000 from $29.8 million in 1999. This decrease of $2.8 million related primarily of $2.3 million from the contribution of Lakewood Mall to the PPRT joint venture offset by the acquisition activity in 1999, which was partially funded with secured debt and borrowings under the Company's line of credit.

         Depreciation and Amortization

         Depreciation and amortization decreased to $15.1 million in 2000 from $15.9 million in 1999. This decrease relates primarily to the contribution of Lakewood Mall and Stonewood Mall to the PPRT joint venture offset by an increase relating to the 1999 acquisition of Santa Monica Place.

         Income from Unconsolidated Joint Ventures and Management Companies

         The income from unconsolidated joint ventures and the Management Companies was $7.4 million for 2000, compared to income of
         $6.1 million in 1999.  A total of $1.2 million of the change is attributable to the 1999 Joint Venture Acquisitions and the
         Contributed JV Assets.  Additionally, $1.1 million is attributable to the gain from the sale of Manhattan Village on September
         30, 2000.These increases are partially offset by the change in accounting principle for percentage rent required by SAB 101 of $0.8 million.

         Net Income Available to Common Stockholders

         As a result of the foregoing, net income available to common stockholders decreased to $7.2 million in 2000 from $9.1 million in 1999.

         Funds From Operations

         Primarily because of the factors mentioned above, including the impact of the change in accounting for percentage rent required by SAB 101, Funds from Operations - Diluted decreased 5.1% to $38.8 million in 2000 from $40.9 million in 1999.

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

         The  Company  believes  that it will have access to the  capital  necessary  to execute its share repurchase agreement and expand its  business  in  accordance  with its strategies for growth and  maximizing  Funds from  Operations.  The Company presently  intends to obtain  additional  capital necessary to expand its business  through a combination of additional  public and private equity  offerings,  debt  financings, joint  ventures and the sale of non-core assets.  During 1998 and 1999,  the
         Company  acquired  two  portfolios  through  joint  ventures  and raised additional  capital in 1999 from the sale of interests in two properties to one joint venture  partner.  The Company  believes such joint venture arrangements provide an attractive alternative to other forms of financing.

         The Company's total  outstanding  loan  indebtedness  at September 30, 2000 was $2.2 billion  (including its pro rata share of joint venture debt). This equated to a debt to Total Market  Capitalization  (defined as total debt of the Company,  including its pro rata share of joint venture debt,  plus aggregate  market value of outstanding  shares of common stock,  assuming full conversion  of OP Units and  preferred  stock into common  stock)  ratio of  approximately  66% at  September  30,  2000.  The
         Company's debt consists primarily of fixed-rate conventional mortgages payable secured by individual properties.

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

         The Company has an unsecured line of credit for up to $150.0  million.  There were $17.0 million of borrowings  outstanding at
         September 30, 2000.

         At September 30, 2000, the Company had cash and cash equivalents available of $35.8 million.

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

                                                                             Nine months ended September 30,
                                                                     2000                      1999
                                                                   ------------------------  --------------------------
                                                                   Shares      Amount        Shares      Amount
                                                                   ----------  ------------  ----------  --------------
                                                                                 (amounts in thousands)

Net income - available to common stockholders                                      $21,090                     $27,008

Adjustments to reconcile net income to FFO - basic:
     Minority interest                                                               6,722                       9,795
     Depreciation and amortization on wholly owned centers                          44,632                      46,434
     Pro rata share of unconsolidated entities' depreciation and
          amortization                                                              18,186                      14,091
     Loss (gain) on sale of wholly-owned assets                                      1,297                        (162)
     Loss on early extinguishment of debt                                              984                       1,016
     Pro rata share of (gain) loss on sale of assets
          from unconsolidated entities                                                (763)                       (399)
     Cumulative effect of the change in accounting principle -
          wholly-owned assets                                                          963                           -
     Cumulative effect of the change in accounting principle -
          pro rata joint ventures                                                      787                           -

     Less:  Depreciation on personal property and amortization
          of loan costs and interest rate caps                                      (3,810)                     (3,524)
                                                                               ------------              --------------

FFO - basic (1)                                                       45,084        90,088      46,286          94,259

Additional adjustments to arrive at FFO - diluted:
     Impact of convertible preferred stock                             9,115        13,945       9,115          13,581
     Impact of stock options and restricted stock using
         the treasury method                                             437         1,392         468           1,141
     Impact of convertible debentures                                  5,186         9,454         5,186         9,453
                                                                   ----------  ------------  ----------  --------------
FFO - diluted (2)                                                     59,822      $114,879      61,055        $118,434
                                                                   ==========  ============  ==========  ==============

                                                  THE MACERICH COMPANY (The Company)

Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued:

                                                                                  Three months ended September 30,
                                                                           2000                        1999
                                                                        --------------------------  -------------------------
                                                                        Shares        Amount        Shares       Amount
                                                                        ------------  ------------  -----------  ------------
                                                                                       (amounts in thousands)

Net income - available to common stockholders                                              $7,169                     $9,125

Adjustments to reconcile net income to FFO - basic:
     Minority interest                                                                      2,301                      3,307
     Depreciation and amortization on wholly owned centers                                 15,064                     15,895
     Pro rata share of unconsolidated entities' depreciation and
          amortization                                                                      6,550                      5,626
     Loss (gain) on sale of wholly-owned assets                                             1,189                       (162)
     Loss on early extinguishment of debt                                                     984                         28
     Pro rata share of (gain) loss on sale of assets
          from unconsolidated entities                                                     (1,176)                        75
     Cumulative effect of the change in accounting principle -
          wholly-owned assets                                                                   -                          -
     Cumulative effect of the change in accounting principle -
          pro rata joint ventures                                                               -                          -

     Less:  Depreciation on personal property and amortization
          of loan costs and interest rate caps                                             (1,451)                    (1,420)
                                                                                      ------------               ------------

FFO - basic (1)                                                              45,107        30,630       46,318        32,474

Additional adjustments to arrive at FFO - diluted:
     Impact of convertible preferred stock                                    9,115         4,648        9,115         4,740
     Impact of stock options and restricted stock using
         the treasury method                                                    507           390          535           530
     Impact of convertible debentures                                         5,186         3,162        5,186         3,177
                                                                        ------------  ------------  -----------  ------------
FFO - diluted (2)                                                            59,915       $38,830       61,154       $40,921
                                                                        ============  ============  ===========  ============

1)       Calculated  based upon basic net income as  adjusted  to reach  basic FFO.  Weighted  average  number of shares  includes  the weighted  average  number of shares of common stock  outstanding  for 2000 and 1999  assuming the  conversion  of all outstanding OP units.

         2)       The computation of FFO - diluted and diluted average number of shares outstanding  includes the effect of outstanding common stock options and  restricted  stock using the treasury  method.  Convertible  debentures are dilutive for the nine and three months ending September 30, 2000 and 1999, and therefore  assumed converted to equity to calculate FFO
                  - diluted.  On February 25, 1998,  the Company sold $100 million of its Series A Preferred  Stock.  On June 17, 1998, the Company  sold $150 million of its Series B Preferred  Stock Each series of preferred  stock can be converted on a one for one basis for common stock.  These preferred shares are not assumed  converted for purposes of net income per share as they would be anti-dilutive  to that  calculation.  The preferred shares are assumed  converted for purposes of FFO diluted per share as they are dilutive to that calculation.

                                                  THE MACERICH COMPANY (The Company)

Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued:

         Included in minimum rents were rents  attributable  to the  accounting  practice of  straight-lining  of rents.  The amount of straight-lining  of rents that impacted  minimum  rents was $0.7 million and $1.9 million for the nine months ended  September
         30, 2000 and 1999,  respectively;  and $0.0 million and $0.7 million for the three months ended  September  30, 2000 and 1999, respectively.  The decline in straight-lining of rents from 1999 to 2000 is due to the Company structuring its new leases using rent increases tied to the change in the consumer price index ("CPI") rather than using contractually fixed rent increases.
         CPI increases do not generally require straight-lining of rent treatment.

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

                                                  THE MACERICH COMPANY (The Company)

Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued:

         New Accounting Pronouncements Issued- Continued:

         In June 1998, the FASB issued Statement of Financial Accounting Standard ("SFAS") 133, "Accounting for Derivative
         Instruments and Hedging Activities," ("SFAS 133") which requires companies to record derivatives on the balance sheet, measured at fair value.  Changes in the fair values of those derivatives will be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.  The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows.  In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities," which delays the implementation of SFAS 133 from January 1, 2000 to January 1, 2001.  In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative
         Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133," ("SFAS 138") which amends the accounting and reporting standards of SFAS 133.  The Company has determined the implementation of SFAS 133 and SFAS
         138 should have a minor impact on its financial statements.

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

         The following  table sets forth  information as of September 30, 2000  concerning  the Company's  long term debt  obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV").

                                                            For the Years Ended December 31,
                                                                 (dollars in thousands)
                                             2000          2001         2002         2003          2004       Thereafter        Total           FV
                                         ------------- ------------- ------------ ------------  ------------ -------------- -------------- --------------

Wholly Owned Centers:
Long term debt:
    Fixed rate                                 $7,746      $107,653      $11,139      $50,738      $128,476       $864,236     $1,169,988     $1,158,782
    Average interest rate                       7.44%         7.42%        7.42%        7.40%         7.42%          7.42%          7.44%              -
    Fixed rate - Debentures                         -             -      161,400            -             -              -        161,400        158,494
    Average interest rate                           -             -        7.25%            -             -              -          7.25%              -
    Variable rate                                   -       186,722            -            -             -              -        186,722        186,722
    Average interest rate                           -         8.48%            -            -             -              -          8.48%              -
                                         ------------- ------------- ------------ ------------  ------------ -------------- -------------- --------------

Total debt - Wholly owned Centers              $7,746      $294,375     $172,539      $50,738      $128,476       $864,236     $1,518,110     $1,503,998
                                         ------------- ------------- ------------ ------------  ------------ -------------- -------------- --------------

Joint Venture Centers:
(at Company's pro rata share)

    Fixed rate                                 $6,063       $ 6,498       $7,173       $7,689        $8,212       $510,397       $546,032       $525,651
    Average interest rate                       6.90%         6.87%        6.87%        6.87%         6.87%          6.87%          6.90%              -
    Variable rate                                   -        38,250        8,224       92,250             -         40,700        179,424        179,424
    Average interest rate                           -         8.40%        8.88%        7.12%             -          7.00%          7.40%              -
                                         ------------- ------------- ------------ ------------  ------------ -------------- -------------- --------------

Total debt - Joint Ventures                    $6,063       $44,748      $15,397      $99,939        $8,212       $551,097       $725,456       $705,075
                                         ------------- ------------- ------------ ------------  ------------ -------------- -------------- --------------

Total debt - All Centers                      $13,809      $339,123     $187,936     $150,677      $136,688     $1,415,333     $2,243,566     $2,209,073
                                         ============= ============= ============ ============  ============ ============== ============== ==============

         Of the $225.0 million of variable rate debt maturing in 2001,  $17.0 million  represents the outstanding  borrowings under the
         Company's  credit facility and $84.7 million  represents  outstanding  borrowings  under the Pacific View  construction  loan.
         Additionally,  on October 2, 2000,  the Company  refinanced  $85.0 million of floating  rate debt  scheduled to mature in 2001 with a 10 year fixed rate loan bearing interest at 7.70%.

         In addition,  the Company has assessed the market risk for its variable  rate debt and believes that a 1% increase in interest rates  would  decrease  future  earnings  and cash  flows by  approximately  $3.7  million  per year  based on $366.1  million outstanding at September 30, 2000.

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

         See Exhibit Index

                                                  THE MACERICH COMPANY (The Company)

                                                                     Signatures

Pursuant to the  requirements  of the  Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     The Macerich Company

                                                     By: /s/ Thomas E. O'Hern
                                                         --------------------
                                                         Thomas E. O'Hern
                                                         Executive Vice President and
                                                         Chief Financial Officer

Date:  November 14, 2000

                                                  THE MACERICH COMPANY (The Company)

                                                             Exhibit Index

Exhibit No.                                                                     Page
-----------                                                                     -----

(a)      Exhibits

                Number                                 Description
              ---------                               -------------

                 10.7                        The Macerich Company Eligible Directors'
                                             Deferred Compensation Plan/Phantom Stock
                                             Plan (as Amended and restated as of June 30, 2000)

