Form 10-K
period 2000-12-31
MACERICH CO
filed 2001-03-29
CIK 912242

QuickLinks -- Click here to rapidly navigate through this document
SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
/x/	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000 or
/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission File Number 1-12504

FORM 10-K
(Exact name of registrant as specified in its charter)
Maryland (State or other jurisdiction of incorporation or organization) 401 Wilshire Boulevard, # 700 Santa Monica, California 90401 (Address of principal executive offices and zip code)
95-4448705 (I.R.S. Employer Identification No.)
Registrant's telephone number, including area code: (310) 394-6000
Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock, $0.01 Par Value Preferred Share Purchase Rights
Name of each exchange on which registered New York Stock Exchange New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such report(s)) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /.

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. / /

As of February 27, 2001, the aggregate market value of the 21,646,000 shares of Common Stock held by non-affiliates of the registrant was $450 million based upon the closing price ($20.81) on the New York Stock Exchange composite tape on such date. (For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant and certain other shareholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.) As of February 27, 2001, there were 33,630,270 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual stockholders meeting to be held in 2001 are incorporated by reference into Part III.

THE MACERICH COMPANY

Annual Report on Form 10-K

For The Year Ended December 31, 2000

Table of Contents

Item No.		Page No.

Part I

1.	Business	1-11

2.	Properties	12-18

3.	Legal Proceedings	18

4.	Submission of Matters to a Vote of Security Holders	18

Part II

5.	Market for the Registrant's Common Equity and Related Stockholder Matters	19-20

6.	Selected Financial Data	21-24

7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24-36

7A.	Quantitative and Qualitative Disclosures About Market Risk	37

8.	Financial Statements and Supplementary Data	37

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	38

Part III

10.	Directors and Executive Officers of the Company	38

11.	Executive Compensation	38

12.	Security Ownership of Certain Beneficial Owners and Management	38

13.	Certain Relationships and Related Transactions	38

Part IV

14.	Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K	39-101

Signatures

Part I

ITEM I. BUSINESS

General
The Macerich Company (the "Company") is involved in the acquisition, ownership, redevelopment, management and leasing of regional and community shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"). The Operating Partnership owns or has an ownership interest in 46 regional shopping centers and five community shopping centers aggregating approximately 42 million square feet of gross leasable area ("GLA"). These 51 regional and community shopping centers are referred to hereinafter as the "Centers", unless the context otherwise requires. The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Company's three management companies, Macerich Property Management Company, a California corporation, Macerich Manhattan Management Company, a California corporation, and Macerich Management Company, a California corporation (collectively, the "Management Companies").

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

RECENT DEVELOPMENTS

A. Stock Repurchase Program
On November 10, 2000, the Company's Board of Directors approved a stock repurchase program of up to 3.4 million shares of common stock. As of December 31, 2000, the Company repurchased 564,000 shares of its common stock at an average price of $19.02 per share.

B. Refinancings
On April 12, 2000, additional debt of $138.5 million was placed on the SDG Macerich Properties, L.P. portfolio. This debt, consisting of both fixed and floating interest rates, has a current average interest rate of 7.51% and matures May 15, 2006. The Company's share of the financing proceeds of $69.2 million was used to pay down the Company's line of credit.

On June 1, 2000, the Pacific Premier Retail Trust ("PPRT") joint venture refinanced the debt on Kitsap Mall. A $38.0 million loan at an effective interest rate of 8.60%, was paid in full and a new note was issued for $61.0 million bearing interest at a fixed rate of 8.06% and maturing June 1, 2010.

On August 31, 2000, the Company refinanced the debt on Vintage Faire Mall. The prior loan of $52.8 million, at a fixed interest rate of 7.65%, was paid in full and a new note was issued for $70.0 million bearing interest at a fixed rate of 7.89% and maturing September 1, 2010.

On October 2, 2000, the Company refinanced the debt on Santa Monica Place. An $85.0 million floating rate loan was paid in full and a new note was issued for $85.0 million bearing interest at a fixed rate of 7.70% and maturing November 1, 2010.

On December 1, 2000, the PPRT joint venture refinanced the debt on Stonewood Mall. A $75.0 million floating rate loan was paid in full and a new note was issued for $77.8 million bearing interest at a fixed rate of 7.41% and maturing December 11, 2010.

C. Other Events
On September 30, 2000, Manhattan Village, a 551,847 square foot regional shopping center, 10% of which was owned by the Operating Partnership, was sold. The joint venture sold the property for $89.0 million, including a note receivable from the buyer for $79.0 million at an interest rate of 8.75% payable monthly, until its maturity date of September 30, 2001.

During 2000, the Company entered into a ten-year energy management and procurement contract with Enron Energy Services ("Enron"). Enron will manage the supply of electricity and natural gas and provide energy management services to the majority of the Centers.

During 2000, the Company invested $4.3 million in and became a founding member of MerchantWired, LLC, ("MerchantWired"). MerchantWired is providing a broadband communications network to retail property owners and retailers.

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

The Company focuses on the acquisition, redevelopment, management and leasing of Regional Shopping Centers. Regional Shopping Centers have generally provided owners with relatively stable growth in income despite the cyclical nature of the retail business. This stability is due both to the diversity of tenants and to the typical dominance of Regional Shopping Centers in their trade areas. Regional Shopping Centers are difficult to develop because of the significant barriers to entry, including the limited availability of capital and suitable development sites, the presence of existing Regional Shopping Centers in most markets, a limited number of Anchors, and the associated development costs and risks. Consequently, the Company believes that few new Regional Shopping Centers will be built in the next five years.

Regional Shopping Centers have different strategies with regard to price, merchandise offered and tenant mix, and are generally tailored to meet the needs of their trade areas. Anchor tenants are located along common areas in a configuration designed to maximize consumer traffic for the benefit of the Mall Stores. Mall GLA, which generally refers to gross leasable area contiguous to the Anchors for tenants other than Anchors, is leased to a wide variety of smaller retailers. Mall Stores typically account for the majority of the revenues of a Regional Shopping Center.

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

Community Shopping Centers
Community Shopping Centers are designed to attract local and neighborhood customers and are typically open air shopping centers, with one or more supermarkets, drugstores or discount department stores. National retailers such as Kids-R-Us at Bristol Shopping Center, Saks Fifth Avenue at Carmel Plaza and The Gap, Victoria's Secret and Express/Bath and Body at Villa Marina, provide the Company's Community Shopping Centers with the opportunity to draw from a much larger trade area than a typical supermarket or drugstore anchored Community Shopping Center.

BUSINESS OF THE COMPANY

Management and Operating Philosophy
The Company believes that the shopping center business requires specialized skills across a broad array of disciplines for effective and profitable operations. For this reason, the Company has developed a fully integrated real estate organization with in-house acquisition, accounting, construction, finance, leasing, legal, marketing, property management and redevelopment expertise. In addition, the Company emphasizes a philosophy of decentralized property management, leasing and marketing performed by on-site professionals. The Company believes that this strategy results in the optimal operation, tenant mix and drawing power of each Center as well as the ability to quickly respond to changing competitive conditions of the Center's trade area.

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

During 2000, market conditions, including the cost of capital and the lack of attractive opportunities, resulted in the first year subsequent to our IPO in which we had no acquisitions. Furthermore, management anticipates no acquisitions for 2001.

Redevelopment.  One of the major components of the Company's growth strategy is its ability to redevelop acquired properties. For this reason, the Company has built a staff of redevelopment professionals who have primary responsibility for identifying redevelopment opportunities that will result in enhanced long-term financial returns and market position for the Centers. The redevelopment professionals oversee the design and construction of the projects in addition to obtaining required governmental approvals.

The Centers.  As of December 31, 2000, the Centers consist of 46 Regional Shopping Centers and five Community Shopping Centers aggregating approximately 42 million square feet of GLA. The 46 Regional Shopping Centers in the Company's portfolio average approximately 884,378 square feet of GLA and range in size from 2.1 million square feet of GLA at Lakewood Mall to 328,667 square feet of GLA at Panorama Mall. The Company's five Community Shopping Centers, Boulder Plaza, Bristol Shopping Center, Carmel Plaza, Great Falls Marketplace and Villa Marina Marketplace, have an average of 217,652 square feet of GLA. The 46 Regional Shopping Centers presently include 182 Anchors totaling approximately 23.1 million square feet of GLA and approximately 6,363 Mall and Freestanding Stores totaling approximately 18.7 million square feet of GLA.

Total revenues, including joint ventures at their pro rata share, increased to $486.1 million in 2000 from $461.2 million in 1999 primarily due to releasing space at higher rents. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." No Center generated more than 10% of shopping center revenues during 1999 and 2000.

Cost of Occupancy
The Company's management believes that in order to maximize the Company's operating cash flow, the Centers' Mall Store tenants must be able to operate profitably. A major factor contributing to tenant profitability is cost of occupancy. The following table summarizes occupancy costs for Mall Store tenants in the Centers as a percentage of total Mall Store sales for the last three years:

	For the Years Ended December 31,

	1998(2)	1999(3)	2000

Minimum rents	7.7%	7.4%	7.3%
Percentage rents	0.4%	0.5%	0.5%
Expense recoveries(1)	3.0%	2.9%	3.0%

Mall tenant occupancy costs	11.1%	10.8%	10.8%

(1)
Represents real estate tax and common area maintenance charges.

(2)
Excludes 1998 Acquisition Centers.

(3)
Excludes 1999 Acquisition Centers.

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

There are numerous owners and developers of real estate that compete with the Company in its trade areas. There are eight other publicly traded mall companies and several large private mall companies,

any of which under certain circumstances, could compete against the Company for an acquisition, an Anchor or a tenant. This results in competition for both acquisition of centers and for tenants to occupy space. The existence of competing shopping centers could have a material impact on the Company's ability to lease space and on the level of rent that can be achieved. There is also increasing competition from other forms of retail, such as factory outlet centers, power centers, discount shopping clubs, mail-order services, internet shopping and home shopping networks that could adversely affect the Company's revenues.

Major Tenants
The Centers derived approximately 91.3% of their total rents for the year ended December 31, 2000 from Mall and Freestanding Stores. One tenant accounted for approximately 4.4% of annual base rents of the Company, and no other single tenant accounted for more than 3.0%, as of December 31, 2000.

The following tenants (including their subsidiaries) represent the 10 largest tenants in the Company's portfolio (including joint ventures) based upon minimum rents in place as of December 31, 2000:

Tenant	Number of Locations in the Portfolio	% of Total Minimum Rents as of December 31, 2000

The Limited, Inc.	142	4.4%
AT&T Wireless Services	4	3.0%
The Gap, Inc.	55	2.5%
Venator Group, Inc.	122	2.5%
J.C. Penney Co., Inc.	33	1.4%
The Musicland Group, Inc.	44	1.1%
Claire Stores, Inc.	84	1.0%
Barnes and Noble, Inc.	20	1.0%
Zale Corporation	59	1.0%
Federated Department Stores	23	1.0%

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

The Company uses tenant spaces 10,000 square feet and under for comparing rental rate activity. Tenant space 10,000 square feet and under in the portfolio at December 31, 2000, comprises 69.2% of all Mall and Freestanding Store space. The Company believes that to include space over 10,000 square feet would provide a less meaningful comparison.

When an existing lease expires, the Company is often able to enter into a new lease with a higher base rent component. The average base rent for new Mall and Freestanding Store leases, 10,000 square feet or under, commencing during 2000 was $32.95 per square foot, or 22% higher than the average base rent for all Mall and Freestanding Stores (10,000 square feet or under) at December 31, 2000 of $27.09 per square foot.

The following table sets forth for the Centers the average base rent per square foot of Mall and Freestanding GLA, for tenants 10,000 square feet and under, as of December 31 for each of the past three years:

December 31,	Average Base Rent Per Square Foot(1)	Average Base Rent Per Sq. Ft. on Leases Commencing During the Year(2)	Average Base Rent Per Sq. Ft. on Leases Expiring During the Year(3)

1998	$25.08	$28.58	$26.34
1999	$25.60	$29.76	$27.29
2000	$27.09	$32.95	$28.56

(1)
Average base rent per square foot is based on Mall and Freestanding Store GLA for spaces 10,000 square feet or under occupied as of December 31 for each of the Centers owned by the Company in 1998 (excluding the 1998 Acquisition Centers), 1999 (excluding the 1999 Acquisition Centers), and 2000.

(2)
The base rent on lease signings during the year represents the actual rent to be paid on a per square foot basis during the first twelve months. New Centers are excluded in the year of acquisition.

(3)
The average base rent on leases expiring during the year represents the final year minimum rent, on a cash basis, for all tenant leases 10,000 square feet or under expiring during the year. On a comparable space basis, average initial rents, excluding the impact of straight lining of rent, on leases 10,000 square feet or under commencing in 2000 was $34.26 compared to expiring rents of $28.56. The average base rent on leases expiring in 1998 excludes the 1998 Acquisition Centers and the average for 1999 excludes the 1999 Acquisition Centers.

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

Retail stores at the Centers other than Anchors may also seek the protection of the bankruptcy laws and/or close stores, which could result in the termination of such tenants' leases and thus cause a reduction in the cash flow generated by the Centers. Although no single retailer accounts for greater than 4.4% of total rents, the bankruptcy and/or closure of stores could result in decreased occupancy levels, reduced rental income or otherwise adversely impact the Centers. Although certain tenants have filed for bankruptcy, the Company does not believe such filings and any subsequent closures of their stores will have a material adverse impact on its operations.

Lease Expirations
The following table shows scheduled lease expirations (for Centers owned as of December 31, 2000) of Mall and Freestanding Stores 10,000 square feet or under for the next ten years, assuming that none of the tenants exercise renewal options:

Year Ending December 31,	Number of Leases Expiring	Approximate GLA of Expiring Leases(1)	% of Total Leased GLA Represented by Expiring Leases(2)	Ending Base Rent per Square Foot of Expiring Leases(1)

2001	564	873,175	11.37%	$25.93
2002	477	703,080	9.16%	$28.34
2003	506	801,462	10.44%	$26.05
2004	454	722,768	9.41%	$27.61
2005	472	817,205	10.64%	$28.49
2006	391	734,188	9.56%	$30.18
2007	382	737,321	9.60%	$29.67
2008	374	718,095	9.35%	$30.74
2009	275	534,180	6.96%	$30.83
2010	339	594,806	7.75%	$32.66

(1)
Includes joint ventures at pro rata share

(2)
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

Anchors accounted for approximately 8.7% of the Company's total rent for the year ended December 31, 2000.

The following table identifies each Anchor, each parent company that owns multiple Anchors and the number of square feet owned or leased by each such Anchor or parent company in the Company's portfolio at December 31, 2000:

Name	Number of Anchor Stores	GLA Owned By Anchor	GLA Leased By Anchor	Total GLA Occupied By Anchor

J.C. Penney(1)	33	1,229,034	3,184,378	4,413,412
Sears	30	2,197,192	1,631,297	3,828,489
Target Corp.
Mervyn's	12	571,016	413,337	984,353
Target	9	581,260	379,871	961,131
Dayton's	2	115,193	100,790	215,983

Total	23	1,267,469	893,998	2,161,467
Federated Department Stores
Macy's	10	1,467,367	411,599	1,878,966
Macy's Men's & Juniors	2	—	146,906	146,906
Macy's Men's & Home	1	—	88,537	88,537
The Bon Marche	2	—	181,000	181,000
Lazarus	1	159,068	—	159,068

Total	16	1,626,435	828,042	2,454,477
May Department Stores Co.
Robinsons-May	6	676,928	494,102	1,171,030
Foley's	4	725,316	—	725,316
Hechts	2	140,000	143,426	283,426
Famous Barr	1	180,000	—	180,000
Meier & Frank	1	259,510	—	259,510
Meier & Frank–ZCMI	1	—	200,000	200,000

Total	15	1,981,754	837,528	2,819,282
Dillard's	15	1,372,330	662,735	2,035,065
Saks, Inc.
Younker's	6	—	609,177	609,177
Herberger's	5	269,969	202,778	472,747

Total	11	269,969	811,955	1,081,924
Montgomery Ward(2)	7	180,431	853,745	1,034,176
Gottschalks	6	332,638	333,772	666,410
Nordstrom	5	226,853	503,369	730,222
Von Maur	3	186,686	59,563	246,249
Belk	2	—	127,950	127,950
Boscov's	2	—	314,717	314,717
Wal-Mart	2	281,455	—	281,455
Beall's	1	—	40,000	40,000
DeJong	1	—	43,811	43,811
Emporium	1	—	50,625	50,625
Gordman's	1	—	60,000	60,000
Home Depot	1	—	133,029	133,029
Kohl's	1	—	92,466	92,466
Peebles	1	—	42,090	42,090
Service Merchandise	1	—	60,000	60,000
Vacant	4	200,651	178,136	378,787

	182	11,352,897	11,743,206	23,096,103

(1)
J.C. Penney closed their store at Crossroads-Boulder on January 31, 2001. The Company is contemplating various redevelopment opportunities for the vacant site.

(2)
Montgomery Ward filed for bankruptcy on December 28, 2000 and announced the closing of all of its stores, including the seven located at the Centers.

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

•
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

•
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

•
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

PCE has been detected in soil and groundwater in the vicinity of a dry cleaning establishment at North Valley Plaza, formerly owned by a joint venture of which the Company was a 50% member. The property was sold on December 18, 1997. The California Department of Toxic Substances Control ("DTSC") advised the Company in 1995 that very low levels of Dichloroethylene ("1,2 DCE"), a degradation byproduct of PCE, had been detected in a municipal water well located 1/4 mile west of the dry cleaners, and that the dry cleaning facility may have contributed to the introduction of 1,2 DCE into the water well. According to DTSC, the maximum contaminant level ("MCL") for 1,2 DCE which is permitted in drinking water is 6 parts per billion ("ppb"). The 1,2 DCE was detected in the water well at a concentration of 1.2 ppb, which is below the MCL. The Company has retained an environmental consultant and has initiated extensive testing of the site. The joint venture agreed (between itself and the buyer) that it would be responsible for continuing to pursue the investigation and remediation of impacted soil and groundwater resulting from releases of PCE from the former dry cleaner. A total of $187,976 and $149,466 have already been incurred by the joint venture for remediation, and professional and legal fees for the years ending December 31, 2000 and 1999, respectively. An additional $70,590 remains reserved by the joint venture as of December 31, 2000. The joint venture has been sharing costs on a 50/50 basis with a former owner of the property and intends to look to additional responsible parties for recovery.

The Company acquired Fresno Fashion Fair in December 1996. Asbestos has been detected in structural fireproofing throughout much of the Center. Testing data conducted by professional environmental consulting firms indicates that the fireproofing is largely inaccessible to building occupants and is well adhered to the structural members. Additionally, airborne concentrations of asbestos were well within OSHA's permissible exposure limit ("PEL") of .1 fcc. The accounting for this acquisition includes a reserve of $3.3 million to cover future removal of this asbestos, as necessary. The Company incurred $25,939 and $90,876 in remediation costs for the years ending December 31, 2000 and 1999, respectively.

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

EMPLOYEES

The Company and the Management Companies employ approximately 1,652 persons, including eight executive officers, personnel in the areas of acquisitions and business development (6), property management (263), leasing (76), redevelopment/construction (25), financial services (49) and legal affairs (33). In addition, in an effort to minimize operating costs, the Company generally maintains its own security staff (607) and maintenance staff (585). Approximately 14 of these employees are represented by a union. The Company believes that relations with its employees are good.

ITEM 2. PROPERTIES

The following table sets forth certain information about each of the Centers as of December 31, 2000:

Company's Ownership %	Name of Center/ Location(1)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(2)	Mall and Free-standing GLA	Percentage of Mall and Free-standing GLA Leased	Anchors	Sales Per Square Foot(3)

100%	Boulder Plaza Boulder, Colorado	1969/1989	1991	158,109	158,109	90.3%	—	$230
100%	Bristol Shopping Center(4) Santa Ana, California	1966/1986	1992	165,279	165,279	97.3%	—	342
50%	Broadway Plaza(4) Walnut Creek, California	1951/1985	1994	698,985	253,488	98.7%	Macy's, Nordstrom, Macy's Men's and Juniors	585
100%	Capitola Mall(4) Capitola, California	1977/1995	1988	583,899	204,182	97.5%	Gottschalks, Mervyn's, Sears(5)	360
100%	Carmel Plaza Carmel, California	1974/1998	1993	115,215	115,215	89.2%	—	410
100%	Chesterfield Towne Center Richmond, Virginia	1975/1994	1997	1,031,224	420,781	97.6%	Dillard's (two), Hechts, Sears, J.C. Penney	326
100%	Citadel, The Colorado Springs, Colorado	1972/1997	1995	1,042,027	446,687	85.3%	Dillard's, Foley's, J.C. Penney, Mervyn's	306
100%	Corte Madera, Village at Corte Madera, California	1985/1998	1994	428,267	210,267	92.2%	Macy's, Nordstrom	572
100%	County East Mall Antioch, California	1966/1986	1989	494,342	175,782	90.7%	Sears, Gottschalks, Mervyn's(5)	312
100%	Crossroads Mall Oklahoma City, Oklahoma	1974/1994	1991	1,269,067	529,379	84.7%	Dillards, Foley's, J.C. Penney, Montgomery Ward(6)	254
100%	Fresno Fashion Fair Fresno, California	1970/1996	1983	874,339	313,458	95.3%	Gottschalks, J.C. Penney, Macy's, Macy's Men's and Children	396
100%	Great Falls Marketplace Great Falls, Montana	1997/1997	—	201,395	201,395	100.0%	—	113
100%	Greeley Mall Greeley, Colorado	1973/1986	1987	574,433	231,071	81.9%	Dillard's (two), J.C. Penney, Sears, Montgomery Ward(6)	254
100%	Green Tree Mall(4) Clarksville, Indiana	1968/1975	1995	781,737	337,741	86.2%	Dillard's, J.C. Penney, Sears, Target	323
100%	Holiday Village Mall(4) Great Falls, Montana	1959/1979	1992	566,888	263,050	77.9%	Herberger's, J.C. Penney, Sears(5)	223
100%	Northgate Mall San Rafael, California	1964/1986	1987	743,267	272,936	93.5%	Macy's, Mervyns, Sears	322
100%	Northwest Arkansas Mall Fayetteville, Arkansas	1972/1998	1997	822,786	309,116	91.9%	Dillard's (two), J.C. Penney, Sears	322
50%	Panorama Mall Panorama, California	1955/1979	1980	328,667	163,667	96.0%	Wal-Mart	288
100%	Queens Center Queens, New York	1973/1995	1991	623,876	155,733	100.0%	J.C. Penney, Macy's	880
100%	Rimrock Mall Billings, Montana	1978/1996	1980	610,152	294,712	96.6%	Dillard's (two), Herbergers, J.C. Penney	295
100%	Salisbury, Centre at Salisbury, Maryland	1990/1995	1990	880,937	275,956	97.0%	Boscov's, J.C. Penney, Hechts, Montgomery Ward, Sears(6)	332

100%	Santa Monica Place Santa Monica, California	1980/1999	1990	560,421	277,171	93.3%	Macy's, Robinsons-May	$381
100%	South Plains Mall Lubbock, Texas	1972/1998	1995	1,145,726	403,939	90.6%	Beall's, Dillards (two), J.C. Penney, Meryvn's, Sears	350
100%	South Towne Center Sandy, Utah	1987/1997	1997	1,235,631	459,119	96.7%	Dillard's, J.C. Penney, Mervyn's, Target, Meier & Frank–ZCMI	317
100%	Valley View Center Dallas, Texas	1973/1996	1996	1,492,614	434,717	95.1%	Dillard's, Foleys, J.C. Penney, Sears	326
100%	Villa Marina Marketplace Marina Del Rey, California	1972/1996	1995	448,262	448,262	98.0%	—	358
100%	Vintage Faire Mall Modesto, California	1977/1996	—	1,029,557	329,638	93.5%	Gottschalks, J.C. Penney, Macy's, Macy's Men's & Home, Sears	361
19%	West Acres Fargo, North Dakota	1972/1986	1992	932,295	379,740	95.3%	Daytons, Herberger's, J.C. Penney, Sears	366
100%	Westside Pavilion Los Angeles, California	1985/1998	2000	756,236	398,108	92.1%	Nordstrom, Robinsons-May	431

	Total/Average at December 31, 2000(a)			20,595,633	8,628,698	92.7%		$366

	Pacific Premier Retail Trust Properties(b):

51%	Cascade Mall Burlington, Washington	1989/1999	1998	584,609	260,373	85.1%	The Bon Marche, Emporium, J.C. Penney, Sears, Target	$291
51%	Kitsap Mall Silverdale, Washington	1985/1999	1997	850,104	340,121	87.9%	The Bon Marche, J.C. Penney, Gottschalks, Mervyn's, Sears	369
51%	Lakewood Mall Lakewood, California	1953/1975	2000	2,098,004	944,038	97.1%	Home Depot, J.C. Penney, Macy's, Mervyn's, Montgomery Ward, Robinsons-May(6)	338
51%	Los Cerritos Center Cerritos, California	1971/1999	1998	1,302,374	501,093	99.7%	Macy's, Mervyn's, Nordstrom, Robinsons-May, Sears	435
51%	Redmond Town Center(4)(7) Redmond, Washington	1997/1999	2000	1,151,454	1,151,454	97.4%	—	333
51%	Stonewood Mall(4) Downey, California	1953/1997	1991	928,159	357,412	86.3%	J.C. Penney, Mervyn's, Robinsons-May, Sears	348
51%	Washington Square Tigard, Oregon	1974/1999	1995	1,374,617	423,276	99.2%	J.C. Penney, Meier & Frank, Mervyn's, Nordstrom, Sears	578

	Total/Average Pacific Premier Retail Trust Properties			8,289,321	3,977,767	95.2%		$394

	SDG Macerich Properties, L.P. Properties:

50%	Eastland Mall(4) Evansville, Indiana	1978/1998	1995	1,072,815	479,860	97.4%	DeJong, Famous Barr, J.C. Penney, Lazarus, Service Merchandise	$373
50%	Empire Mall(4) Sioux Falls, South Dakota	1975/1998	2000	1,305,336	615,229	95.5%	Daytons, J.C. Penney, Gordman's, Kohl's, Sears, Target, Younkers	353
50%	Granite Run Mall Media, Pennsylvania	1974/1998	1993	1,046,790	545,981	98.3%	Boscov's, J.C. Penney, Sears	304
50%	Lake Square Mall Leesburg, Florida	1980/1998	1992	560,968	264,931	86.0%	Belk, J.C. Penney, Sears, Target	262
50%	Lindale Mall Cedar Rapids, Iowa	1963/1998	1997	692,643	387,080	94.0%	Sears, Von Maur, Younkers	284
50%	Mesa Mall Grand Junction, Colorado	1980/1998	1991	855,241	429,424	88.3%	Herberger's, J.C. Penney, Mervyn's, Sears, Target	301
50%	NorthPark Mall Davenport, Iowa	1973/1998	1994	1,042,118	390,585	91.9%	J.C. Penney, Montgomery Ward, Sears, Von Maur, Younkers(6)	241
50%	Rushmore Mall Rapid City, South Dakota	1978/1998	1992	834,403	429,743	94.0%	Herberger's, J.C. Penney, Sears, Target	284
50%	Southern Hills Mall Sioux City, Iowa	1980/1998	—	752,515	438,938	91.9%	Sears, Target, Younkers	288
50%	SouthPark Mall Moline, Illinois	1974/1998	1990	1,034,687	456,631	90.0%	J.C. Penney, Sears, Younkers, Von Maur, Montgomery Ward(6)	217
50%	SouthRidge Mall Des Moines, Iowa	1975/1998	1998	1,008,543	510,737	88.5%	Sears, Younkers, J.C. Penney, Target(5)	214
50%	Valley Mall Harrisonburg, Virginia	1978/1998	1992	482,359	196,296	93.3%	Belk, J.C. Penney, Wal-Mart, Peeble's	288

	Total/Average SDG Macerich Properties, L.P. Properties			10,688,418	5,145,435	92.8%		287

	Grand Total/Average at December 31, 2000(c)			39,573,372	17,751,900	93.3%		$349

	Major Redevelopment Properties:

100%	Crossroads Mall(4) Boulder, Colorado	1963/1979	1998	569,500	251,063	(8)	Foley's, J.C. Penney, Sears(9)	(8)
100%	Pacific View Ventura, California	1965/1996	2000	1,249,233	422,759	(8)	J.C. Penney, Macy's, Montgomery Ward, Robinsons-May, Sears(6)	(8)
100%	Parklane Mall(4) Reno, Nevada	1967/1978	1998	377,561	247,841	(8)	Gottschalks	(8)

	Total Major Redevelopment Properties			2,196,294	921,663

	Grand Total at December 31, 2000			41,769,666	18,673,563

a)
Excluding Pacific Premier Retail Trust Properties, SDG Macerich Properties, L.P. Properties and Major Redevelopment Properties

b)
Includes five contiguous freestanding properties

c)
Excluding Major Redevelopment Properties

(1)
The land underlying forty of the Centers is owned in fee entirely by the Company or, in the case of jointly-owned Centers, by the joint venture property partnership or limited liability company. All or part of the land underlying the remaining Centers is owned by third parties and leased to the Company, property partnership or limited liability company pursuant to long-term ground leases. Under the terms of a typical ground lease, the Company, property partnership or limited liability company pays rent for the use of the land and is generally responsible for all costs and expenses associated with the building and improvements. In some cases, the Company, property partnership or limited liability company has an option or right of first refusal to purchase the land. The termination dates of the ground leases range from 2000 to 2070.

(2)
Includes GLA attributable to Anchors (whether owned or non-owned) and Mall and Freestanding Stores as of December 31, 2000.

(3)
Sales are based on reports by retailers leasing Mall and Freestanding Stores for the year ending December 31, 2000 for tenants which have occupied such stores for a minimum of twelve months. In prior years, this sales per square foot calculation included all non anchor tenants except theaters. In 2000, in order to move towards a consensus in industry practice, sales per square foot are based on tenants 10,000 square feet and under, excluding theaters, that occupied their space for the entire year.

(4)
Portions of the land on which the Center is situated are subject to one or more ground leases.

(5)
These properties have a vacant Anchor location. The Company is contemplating various replacement tenant/redevelopment opportunities for these vacant sites.

(6)
Montgomery Ward filed for bankruptcy on December 28, 2000 and announced the closing of all of its stores including the seven located at the Centers.

(7)
The office portion of this mixed-use development does not have retail sales.

(8)
Certain spaces have been intentionally held off the market and remain vacant because of major redevelopment plans. As a result, the Company believes the percentage of Mall and Freestanding GLA leased and the sales per square foot at these major redevelopment properties is not meaningful data.

(9)
J.C. Penney closed its store at Crossroads Mall in Boulder, Colorado on January 31, 2001. The Company is contemplating various redevelopment opportunities for this vacant site.

MORTGAGE DEBT

The following table sets forth certain information regarding the mortgages encumbering the Centers, including those Centers in which the Company has less than a 100% interest. All mortgage debt is nonrecourse to the Company. The information set forth below is as of December 31, 2000.

Property Pledged As Collateral	Fixed or Floating	Annual Interest Rate	Principal Balance (000's)	Annual Debt Service (000's)	Maturity Date	Balance Due on Maturity (000's)	Earliest Date on which all Notes Can Be Defeased or Be Prepaid

Wholly-Owned Centers:
Capitola Mall	Fixed	9.25%	$36,587	$3,801	12/15/2001	$36,193	Any Time
Carmel Plaza	Fixed	8.18%	28,626	2,421	5/1/2009	25,642	5/26/2001
Chesterfield Towne Center(1)	Fixed	9.07%	63,587	6,580	1/1/2024	1,087	1/1/2006
Citadel	Fixed	7.20%	72,091	6,648	1/1/2008	59,962	1/1/2003
Corte Madera, Village at	Fixed	7.75%	71,313	6,190	11/1/2009	62,941	10/4/2003
Crossroads Mall–Boulder	Fixed	7.08%	34,476	3,948	12/15/2010	28,107	Any Time
Fresno Fashion Fair	Fixed	6.52%	69,000	4,561	8/10/2008	62,890	Any Time
Greeley Mall	Fixed	8.50%	15,328	2,245	9/15/2003	12,519	Any Time
Green Tree Mall/Crossroads–OK/Salisbury	Fixed	7.23%	117,714	8,499	3/5/2004	117,714	Any Time
Holiday Village	Fixed	6.75%	17,000	1,147	4/1/2001	17,000	Any Time
Northgate Mall	Fixed	6.75%	25,000	1,688	4/1/2001	25,000	Any Time
Northwest Arkansas Mall	Fixed	7.33%	61,011	5,209	1/10/2009	49,304	1/1/2004
Parklane Mall	Fixed	6.75%	20,000	1,350	4/1/2001	20,000	Any Time
Queens Center	Fixed	6.88%	99,300	7,595	3/1/2009	88,651	2/4/2002
Rimrock Mall	Fixed	7.70%	29,845	2,924	1/1/2003	28,496	Any Time
Santa Monica Place(2)	Fixed	7.70%	84,939	7,272	11/1/2010	75,439	10/1/2003
South Plains Mall	Fixed	8.22%	64,077	5,448	3/1/2009	57,557	2/17/2002
South Towne Center	Fixed	6.61%	64,000	4,289	10/10/2008	64,000	7/24/2001
Valley View Mall	Fixed	7.89%	51,000	4,080	10/10/2006	51,000	Any Time
Villa Marina Marketplace	Fixed	7.23%	58,000	4,249	10/10/2006	58,000	Any Time
Vintage Faire Mall(3)	Fixed	7.89%	69,853	6,099	9/1/2010	61,372	Any Time
Westside Pavilion	Fixed	6.67%	100,000	6,529	7/1/2008	91,133	Any Time

Total–Wholly Owned Centers			$1,252,747

Joint Venture Centers (at pro rata share):
Broadway Plaza (50%)(4)	Fixed	6.68%	36,032	3,089	8/1/2008	29,315	Any Time
Pacific Premier Retail Trust (51%)(4):
Cascade Mall	Fixed	6.50%	13,261	1,461	8/1/2014	141	Any Time
Kitsap Mall/Kitsap Place(5)	Fixed	8.06%	31,110	2,755	6/1/2010	28,143	5/13/2001
Lakewood Mall(6)	Fixed	7.20%	64,770	4,661	8/10/2005	64,770	Any Time
Lakewood Mall(7)	Floating	9.00%	8,224	372	7/25/2002	8,224	Any Time
Los Cerritos Center	Fixed	7.13%	60,174	5,054	7/1/2006	54,955	6/1/2002
North Point Plaza	Fixed	6.50%	1,821	190	12/1/2015	47	2/7/2004
Redmond Town Center–Retail	Fixed	6.50%	32,176	2,686	2/1/2011	23,850	Any Time
Redmond Town Center–Office(8)	Fixed	6.77%	45,500	3,575	7/10/2009	26,223	6/1/2002
Stonewood Mall(9)	Fixed	7.41%	39,653	3,298	12/11/2010	36,192	12/1/2004
Washington Square	Fixed	6.70%	59,441	5,051	1/1/2009	48,289	3/1/2004
Washington Square Too	Fixed	6.50%	6,318	634	12/1/2016	116	2/17/2004
SDG Macerich Properties L.P. (50%)(4)(10)	Fixed	6.54%	186,607	13,440	5/15/2006	150,000	Any Time
SDG Macerich Properties L.P. (50%)(4)(10)	Floating	7.21%	92,250	6,568	5/15/2003	92,250	Any Time
SDG Macerich Properties L.P. (50%)(4)(10)	Floating	7.08%	40,700	1,425	5/15/2006	40,700	Any Time
West Acres Center (19%)(4)	Fixed	6.52%	7,600	495	1/1/2009	7,538	1/4/2002

Total–Joint Venture Centers(4)			$725,637

Total–All Centers			$1,978,384

Notes:

(1)
The annual debt service payment represents the payment of principal and interest. In addition, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the gross receipts (as defined in the loan agreement) exceeds a base amount specified therein. Contingent interest recognized was $416,814, $385,556 and $387,101 for the years ended December 31, 2000, 1999 and 1998.

(2)
On October 2, 2000, the Company refinanced this loan with a 10 year fixed rate $85.0 million loan bearing interest at 7.70%. The prior loan bore interest at LIBOR plus 1.75%.

(3)
On August 31, 2000, the Company refinanced the debt on Vintage Faire. The prior loan was paid in full and a new note was issued for $70.0 million bearing interest at a fixed rate of 7.89% and maturing September 2010. The Company incurred a loss on early extinguishment of the prior debt in 2000 of $983,745.

(4)
Reflects the Company's pro rata share of debt.

(5)
In connection with the acquisition of this Center, the joint venture assumed $39.4 million of debt. At acquisition, this debt was recorded at the fair value of $41.5 million which included an unamortized premium of $2.1 million. This premium was being amortized as interest expense over the life of the loan using the effective interest method. The joint venture's monthly debt service was $349,000 and was calculated using an 8.60% interest rate. At December 31, 1999, the joint venture's unamortized premium was $1.4 million. On June 1, 2000, the joint venture paid off in full the old debt and a new note was issued for $61.0 million bearing interest at a fixed rate of 8.06% and maturing June 2010. The new loan is interest only until December 31, 2001. Effective January 1, 2002, monthly principal and interest of $450,150 will be payable through maturity. The new debt is cross-collateralized by Kitsap Mall and Kitsap Place.

(6)
In connection with the acquisition of this property, the joint venture assumed $127.0 million of collateralized fixed rate notes (the "Notes"). The Notes bear interest at an average fixed rate of 7.20% and mature in August 2005. The Notes require the joint venture to deposit all cash flow from the property operations with a trustee to meet its obligations under the Notes. Cash in excess of the required amount, as defined, is released. Included in cash and cash equivalents is $750,000 of restricted cash deposited with the trustee at December 31, 2000 and at December 31, 1999.

(7)
On July 28, 2000, the joint venture placed a $16.1 million floating rate note on the property bearing interest at LIBOR plus 2.25% and maturing July 2002. At December 31, 2000, the total interest rate was 9.0%.

(8)
Concurrent with the acquisition, the joint venture placed $76.7 million of debt and obtained a construction loan for an additional $16.0 million. Principal is drawn on the construction loan as costs are incurred. As of December 31, 2000 and December 31, 1999, $15.0 million and $6.7 million, respectively; of principal has been drawn under the construction loan.

(9)
On December 1, 2000, the joint venture refinanced the debt on Stonewood Mall. The prior loan was paid in full and a new note was issued for $77.8 million bearing interest at a fixed rate of 7.41% and maturing December 11, 2010. The joint venture incurred a loss on early extinguishment of the old debt in 2000 of $375,000.

(10)
In connection with the acquisition of these Centers, the joint venture assumed $485.0 million of mortgage notes payable which are secured by the properties. At acquisition, the $300.0 million fixed rate portion of this debt reflected a fair value of $322.7 million, which included an unamortized premium of $22.7 million. This premium is being amortized as interest expense over the life of the loan using the effective interest method. At December 31, 2000 and December 31, 1999, the unamortized balance of the debt premium was $16.1 million and $18.6 million, respectively. This debt is due in May 2006 and requires monthly payments of $1.9 million. $184.5 million of this debt is due in May 2003 and requires monthly interest payments at a variable weighted average rate (based on LIBOR) of 7.21% and 6.96% at December 31, 2000 and December 31, 1999, respectively. This variable rate debt is covered by an interest rate cap agreement which effectively prevents the interest rate from exceeding 11.53%. On April 12, 2000, the joint venture issued $138.5 million of additional mortgage notes which are secured by the properties and are due in May 2006. $57.1 million of this debt requires fixed monthly interest payments of $387,000 at a weighted average rate of 8.13% while the floating rate notes of $81.4 million require monthly interest payments at variable weighted average rate (based on LIBOR) of 7.08%. This variable rate debt is covered by an interest rate cap agreement which effectively prevents the interest rate from exceeding 11.83%.

The Company has a credit facility of $150 million with a maturity of May, 2002, bearing interest at LIBOR plus 1.15% at December 31, 2000. The line of credit was extended in March 2001 with the new interest rate on such credit facility fluctuating between 1.35% and 1.80% over LIBOR. As of December 31, 2000 and December 31, 1999, $59.0 million and $57.4 million of borrowings were outstanding under this line of credit at interest rates of 7.90% and 7.65%, respectively.

Additionally, as of December 31, 2000, the Company issued $10.8 million in letters of credit guaranteeing performance by the Company of certain obligations. The Company does not believe that these letters of credit will result in a liability to the Company.

During January 1999, the Company entered into a bank construction loan agreement to fund $89.2 million of costs related to the redevelopment of Pacific View. The loan bore interest at LIBOR plus 2.25% through 2000. In January 2001, the interest rate was reduced to LIBOR plus 1.75% and the loan matures in February 2002. Principal was drawn as construction costs were incurred. As of December 31, 2000 and 1999, $88.3 and $72.7 million, respectively, of principal has been drawn under the loan.

In addition, the Company had a note payable of $30.6 million due in February 2000 payable to the seller of the acquired portfolio. The note bore interest at 6.5%. The loan was paid in full on February 18, 2000.

During 1997, the Company issued and sold $161.4 million of convertible subordinated debentures (the "Debentures") due 2002. The Debentures, which were sold at par, bear interest at 7.25% annually (payable semi-annually) and are convertible into common stock at any time, on or after 60 days, from the date of issue at a conversion price of $31.125 per share. In November and December 2000, the Company purchased and retired $10.6 million of the Debentures. The Company recorded a gain on early extinguishment of debt of $1.0 million related to the transaction. The Debentures mature on December 15, 2002 and are callable by the Company after June 15, 2002 at par plus accrued interest.

ITEM 3. LEGAL PROCEEDINGS.

The Company, the Operating Partnership, the Management Companies and their respective affiliates are not currently involved in any material litigation nor, to the Company's knowledge, is any material litigation currently threatened against such entities or the Centers, other than routine litigation arising in the ordinary course of business, most of which is expected to be covered by liability insurance. For information about certain environmental matters, see "Business of the Company–Environmental Matters."

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

None.

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The common stock of the Company is listed and traded on the New York Stock Exchange ("NYSE") under the symbol "MAC". The common stock began trading on March 10, 1994 at a price of $19 per share. In 2000, the Company's shares traded at a high of $24 3/4 and a low of $18 7/16.

As of February 27, 2001, there were approximately 534 stockholders of record. The following table shows high and low closing prices per share of common stock during each quarter in 1999 and 2000 and dividends/distributions per share of common stock declared and paid by quarter:

	Market Quotation Per Share
					Dividends/Distributions Declared and Paid
Quarters Ended	High		Low

March 31, 1999	$26	11/16	$22	7/16	$0.485
June 30, 1999	27	1/16	22	1/8	0.485
September 30, 1999	26	5/8	21	1/2	0.485
December 31, 1999	22	5/8	17	13/16	0.51
March 31, 2000	$23	15/16	$19		$0.51
June 30, 2000	24		20	7/16	0.51
September 30, 2000	24	3/4	20	1/4	0.51
December 31, 2000	20	3/4	18	7/16	0.53

The Company has issued 3,627,131 shares of its Series A cumulative convertible redeemable preferred stock ("Series A Preferred Stock"), and 5,487,471 shares of its Series B cumulative convertible redeemable preferred stock ("Series B Preferred Stock"). The Series A Preferred Stock and Series B Preferred Stock can be converted into shares of common stock on a one-to-one basis. There is no established public trading market for either the Series A Preferred Stock or the Series B Preferred Stock. All of the outstanding shares of the Series A Preferred Stock are held by Security Capital Preferred Growth Incorporated. All of the outstanding shares of the Series B Preferred Stock are held by Ontario Teachers' Pension Plan Board. The Series A Preferred Stock and Series B Preferred Stock were issued on February 25, 1998 and June 16, 1998, respectively. The following table shows the dividends per share of preferred stock declared and paid for each quarter in 1999 and 2000. Preferred stock dividends are accrued quarterly and paid in arrears. No dividends will be declared or paid on any class of common or other junior stock to the extent that dividends on Series A Preferred Stock and Series B Preferred Stock have not been declared and/or paid.

	Series A Preferred Stock Dividends		Series B Preferred Stock Dividends
Quarters Ended	Declared	Paid	Declared	Paid

March 31, 1999	$0.485	$0.485	$0.485	$0.485
June 30, 1999	0.485	0.485	0.485	0.485
September 30, 1999	0.510	0.485	0.510	0.485
December 31, 1999	0.510	0.510	0.510	0.510

Quarters Ended

March 31, 2000	$0.510	$0.510	$0.510	$0.510
June 30, 2000	0.510	0.510	0.510	0.510
September 30, 2000	0.530	0.510	0.530	0.510
December 31, 2000	0.530	0.530	0.530	0.530

ITEM 6. SELECTED FINANCIAL DATA.

The following sets forth selected financial data for the Company on a historical basis. The following data should be read in conjunction with the financial statements (and the notes thereto) of the Company and "Management's Discussion And Analysis of Financial Condition and Results of Operations" each included elsewhere in this Form 10-K.

The Selected Financial Data is presented on a consolidated basis. The limited partnership interests in the Operating Partnership (not owned by the REIT) are reflected as minority interest. Centers and entities in which the Company does not have a controlling ownership interest (Panorama Mall, North Valley Plaza, Broadway Plaza, Manhattan Village, MerchantWired, LLC, Pacific Premier Retail Trust, SDG Macerich Properties, L.P. and West Acres Shopping Center) are referred to as the "Joint Venture Centers", and along with the Management Companies, are reflected in the selected financial data under the equity method of accounting. Accordingly, the net income from the Joint Venture Centers and the Management Companies that is allocable to the Company is included in the statement of operations as "Equity in income (loss) of unconsolidated joint ventures and Management Companies."

(All amounts in thousands, except per share data)
	The Company
	2000	1999	1998	1997	1996

OPERATING DATA:
Revenues:
Minimum rents	$195,236	$204,568	$179,710	$142,251	$99,061
Percentage rents	12,558	15,106	12,856	9,259	6,142
Tenant recoveries	104,125	99,126	86,740	66,499	47,648
Other	8,173	8,644	4,555	3,205	2,208

Total revenues	320,092	327,444	283,861	221,214	155,059
Shopping center expenses	101,674	100,327	89,991	70,901	50,792
REIT general and administrative expenses	5,509	5,488	4,373	2,759	2,378
Depreciation and amortization	61,647	61,383	53,141	41,535	32,591
Interest expense	108,447	113,348	91,433	66,407	42,353

Income before minority interest, unconsolidated entities, extraordinary item and cumulative effect of change in accounting principle	42,815	46,898	44,923	39,612	26,945
Minority interest(1)	(12,168)	(38,335)	(12,902)	(10,567)	(10,975)
Equity in income (loss) of unconsolidated joint ventures and management companies(2)	30,322	25,945	14,480	(8,063)	3,256
(Loss) gain on sale of assets	(2,773)	95,981	9	1,619	—
Extraordinary loss on early extinguishment of debt	(304)	(1,478)	(2,435)	(555)	(315)
Cumulative effect of change in accounting principle(3)	(963)	—	—	—	—

Net income	56,929	129,011	44,075	22,046	18,911
Less preferred dividends	18,958	18,138	11,547	—	—

Net income available to common stockholders	$37,971	$110,873	$32,528	$22,046	$18,911

Earnings per share–basic:(4)
Income before extraordinary item and cumulative effect of change in accounting principle	$1.14	$3.30	$1.14	$0.86	$0.92
Extraordinary item	(0.01)	(0.04)	(0.08)	(0.01)	(0.01)
Cumulative effect of change in accounting principle	(0.02)	—	—	—	—

Net income per share–basic	$1.11	$3.26	$1.06	$0.85	$0.91

Earnings per share–diluted:(4)(7)(8)
Income before extraordinary item and cumulative effect of change in accounting principle	$1.14	$3.01	$1.11	$0.86	$0.90
Extraordinary item	(0.01)	(0.02)	(0.05)	(0.01)	(0.01)
Cumulative effect of change in accounting principle	(0.02)	—	—	—	—

Net income per share–diluted	$1.11	$2.99	$1.06	$0.85	$0.89

OTHER DATA:
Funds from operations–diluted(5)	$167,244	$164,302	$120,518	$83,427	$62,428
EBITDA(6)	$212,909	$221,629	$189,497	$147,554	$101,889
EBITDA, including joint ventures at pro rata(6)	$314,628	$301,803	$230,362	$154,140	$109,266
Cash flows provided by (used in):
Operating activities	$121,220	$139,576	$85,176	$78,476	$80,431
Investing activities	$1,698	$(247,685)	$(761,147)	$(215,006)	$(296,675)
Financing activities	$(127,100)	$123,421	$675,960	$146,041	$216,317
Number of centers at year end	51	52	47	30	26
Weighted average number of shares outstanding–basic(7)	45,050	46,130	43,016	37,982	32,934
Weighted average number of shares outstanding–diluted(5)(7)(8)	59,319	60,893	43,628	38,403	33,320
Cash distributions declared per common share	$2.06	$1.965	$1.865	$1.78	$1.70
FFO per share–diluted(5)	$2.819	$2.698	$2.426	$2.172	$1.874

(All amounts in thousands)
	The Company
	December 31,
	2000	1999	1998	1997	1996

BALANCE SHEET DATA:
Investment in real estate (before accumulated depreciation)	$2,228,468	$2,174,535	$2,213,125	$1,607,429	$1,273,085
Total assets	$2,337,242	$2,404,293	$2,322,056	$1,505,002	$1,187,753
Total mortgage, notes and debentures payable	$1,550,935	$1,561,127	$1,507,118	$1,122,959	$789,239
Minority interest(1)	$120,500	$129,295	$132,177	$100,463	$112,242
Series A and Series B Preferred Stock	$247,336	$247,336	$247,336	—	—
Common stockholders' equity	$362,272	$401,254	$363,424	$216,295	$237,749

(1)
"Minority Interest" reflects the ownership interest in the Operating Partnership not owned by the REIT.

(2)
Unconsolidated joint ventures include all Centers and entities in which the Company does not have a controlling ownership interest and the Management Companies. The Management Companies have been reflected using the equity method.

(3)
In December 1999, the Securities and Exchange Committee issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which became effective for periods beginning after December 15, 1999. This bulletin modified the timing of revenue recognition for percentage rent received from tenants. This change will defer recognition of a significant amount of percentage rent for the first three calendar quarters into the fourth quarter. The Company applied this change in accounting principle as of January 1, 2000. The cumulative effect of this change in accounting principle at the adoption date of January 1, 2000, including the pro rata share of joint ventures, was approximately $1.8 million. If the Company had recorded percentage rent using the methodology prescribed in SAB 101, the Company's net income available to common stockholders would have been reduced by $1.3 million or $0.02 per diluted share for the year ended December 31, 1999.

(4)
Earnings per share is based on SFAS No. 128 for all years presented.

(5)
Funds from Operations ("FFO") represents net income (loss) (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring, sales or write-down of assets and cumulative effect of change in accounting principle, plus depreciation and amortization (excluding depreciation on personal property and amortization of loan and financial instrument costs), and after adjustments for unconsolidated entities. Adjustments for unconsolidated entities are calculated on the same basis. FFO does not represent cash flow from operations as defined by GAAP and is not necessarily indicative of cash available to fund all cash flow needs. The computation of FFO–diluted and diluted average number of shares outstanding includes the effect of outstanding common stock options and restricted stock using the treasury method. The convertible debentures are dilutive for the twelve month periods ending December 31, 2000 and 1999 and are included in the FFO calculation. On February 25, 1998, the Company sold $100 million of its Series A Preferred Stock. On June 17, 1998, the Company sold $150 million of its Series B Preferred Stock. The preferred stock can be converted on a one-for-one basis for common stock. The preferred stock was dilutive to FFO in 2000, 1999 and 1998 and the preferred stock and the convertible debentures were dilutive to net income in 1999.

(6)
EBITDA represents earnings before interest, income taxes, depreciation, amortization, minority interest, equity in income (loss) of unconsolidated entities, extraordinary items, gain (loss) on sale of assets, preferred dividends and cumulative effect of change in accounting principle. This data is relevant to an understanding of the economics of the shopping center business as it indicates cash flow available from operations to service debt and satisfy certain fixed obligations. EBITDA should not be construed by the reader as an alternative to operating income as an indicator of the Company's operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity.

(7)
Assumes that all OP Units are converted to common stock.

(8)
Assumes issuance of common stock for in-the-money options and restricted stock calculated using the Treasury method in accordance with SFAS No. 128 for all years presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL BACKGROUND AND PERFORMANCE MEASUREMENT

The Company believes that the most significant measures of its operating performance are Funds from Operations and EBITDA. Funds from Operations is defined as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring, sales or write-down of assets and cumulative effect of change in accounting principle, plus depreciation and amortization (excluding depreciation on personal property and amortization of loan and financial instrument costs), and after adjustments for unconsolidated entities. Adjustments for unconsolidated entities are calculated on the same basis. Funds from Operations does not represent cash flow from operations as defined by GAAP and is not necessarily indicative of cash available to fund all cash flow needs.

EBITDA represents earnings before interest, income taxes, depreciation, amortization, minority interest, equity in income (loss) of unconsolidated entities, extraordinary items, gain (loss) on sale of assets, preferred dividends and cumulative effect of change in accounting principle. This data is relevant to an understanding of the economics of the shopping center business as it indicates cash flow available from operations to service debt and satisfy certain fixed obligations. EBITDA should not be construed as an alternative to operating income as an indicator of the Company's operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity. While the performance of individual Centers and the Management Companies determines EBITDA, the Company's capital structure also influences Funds from Operations. The most important component in determining EBITDA and Funds from Operations is Center revenues. Center revenues consist primarily of minimum rents, percentage rents and tenant expense recoveries. Minimum rents will increase to the extent that new leases are signed at market rents that are higher than prior rents. Minimum rents will also fluctuate up or down with changes in the occupancy level. Additionally, to the extent that new leases are signed with more favorable expense recovery terms, expense recoveries will increase.

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

The following discussion is based primarily on the consolidated financial statements of the Company for the years ended December 31, 2000, 1999 and 1998. The following discussion compares the activity for the year ended December 31, 2000 to results of operations for the year ended December 31, 1999.

Also included is a comparison of the activities for the year ended December 31, 1999 to the results for the year ended December 31, 1998. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains or incorporates statements that constitute forward-looking statements. Those statements appear in a number of places in this Form 10-K and include statements regarding, among other matters, the Company's growth and acquisition opportunities, the Company's acquisition strategy, regulatory matters pertaining to compliance with governmental regulations and other factors affecting the Company's financial condition or results of operations. Words such as "expects," "anticipates," "intends," "projects," "predicts," "plans," "believes," "seeks," "estimates," and "should" and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or industry to vary materially from the Company's future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of current and prospective tenants, tenant bankruptcies, lease rates and terms, availability and cost of financing, interest rate fluctuations and operating expenses; adverse changes in the real estate markets including, among other things, competition from other companies, retail formats and technology, risks of real estate development, acquisitions and dispositions; governmental actions and initiatives and environmental and safety requirements. The Company will not update any forward-looking information to reflect actual results or changes in the factors affecting the forward-looking information.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table reflects the Company's acquisitions in 1998 and 1999. There were no acquisitions in 2000.

	Date Acquired	Location

"1998 Acquisition Centers":

SDG Macerich Properties, L.P.(*)	February 27, 1998	Twelve properties in eight states
South Plains Mall	June 19, 1998	Lubbock, Texas
Westside Pavilion	July 1, 1998	Los Angeles, California
Village at Corte Madera	June-July 1998	Corte Madera, California
Carmel Plaza	August 10, 1998	Carmel, California
Northwest Arkansas Mall	December 15, 1998	Fayetteville, Arkansas

"1999 Acquisition Centers":

Pacific Premier Retail Trust(*)	February 18, 1999	Three regional malls, retail component of a mixed-use development and five contiguous properties in Washington and Oregon. The office component of the mixed-used development was acquired July 12, 1999.
PPR Albany Plaza LLC(*) PPR Eastland Plaza LLC(*)	February 18, 1999	Two non-contiguous community shopping Centers located in Oregon and Ohio, respectively.
Los Cerritos Center(*)	June 2, 1999	Cerritos, California
Santa Monica Place	October 29, 1999	Santa Monica, California

(*)
denotes the Company owns its interests in these Centers through an unconsolidated joint venture or through one of the Management Companies.

The financial statements include the results of these Centers for periods subsequent to their acquisition.

On February 18, 1999, the Company formed Pacific Premier Retail Trust ("PPRT"), a 51/49 joint venture with Ontario Teachers' Pension Plan Board ("Ontario Teachers"), which closed on the acquisition of three regional malls, the retail component of a mixed-use development, five contiguous properties and two non-contiguous community shopping centers comprising approximately 3.6 million square feet for a total purchase price of approximately $427.0 million. On July 12, 1999, the Company closed on the acquisition of the office component of the mixed-use development for a purchase price of approximately $111.0 million.

On June 2, 1999, Macerich Cerritos, LLC ("Cerritos"), a wholly-owned subsidiary of Macerich Management Company, acquired Los Cerritos Center, a 1,302,374 square foot super regional mall in Cerritos, California. The total purchase price was $188.0 million, which was funded with $120.0 million of debt placed concurrently with the closing and a $70.8 million loan from the Company.

On October 26, 1999, 49% of the membership interests of Macerich Stonewood, LLC ("Stonewood"), Cerritos and Macerich Lakewood, LLC ("Lakewood"), were sold to Ontario Teachers' and concurrently

Ontario Teachers' and the Company contributed their 99% collective membership interests in Stonewood and Cerritos and 100% of their collective membership interests in Lakewood to PPRT, a real estate investment trust, owned approximately 51% by the Company and 49% by Ontario Teachers. Lakewood, Stonewood, and Cerritos own Lakewood Mall, Stonewood Mall and Los Cerritos Center, respectively. The total value of the transaction was approximately $535.0 million. The properties were contributed to PPRT subject to existing debt of $322.0 million. The net cash proceeds to the Company were approximately $104.0 million, which were used for reduction of debt and for general corporate purposes. Lakewood and Stonewood are referred to herein as the "Contributed JV Assets."

On October 27, 1999, Albany Plaza, a 145,462 square foot community center, which was owned 51% by the Macerich Management Company, was sold.

On October 29, 1999, Macerich Santa Monica, LLC, a wholly-owned indirect subsidiary of the Company, acquired Santa Monica Place, a 560,421 square foot regional mall located in Santa Monica, California. The total purchase price was $130.8 million, which was funded with $80.0 million of debt placed concurrently with the closing with the balance funded from proceeds from the PPRT transaction described above. Santa Monica Place is referred to herein as the "1999 Acquisition Center."

On November 12, 1999, Eastland Plaza, a 65,313 square foot community center, which was 51% owned by the Macerich Management Company, was sold.

On November 16, 1999, the Company sold Huntington Center. Huntington Center is a shopping center located in Huntington Beach, California, that was purchased by the Company in December 1996. The Center was purchased as part of a package with Fresno Fashion Fair in Fresno, California, and Pacific View (formerly known as Buenaventura Mall) in Ventura, California. The Center was sold for $48.0 million and the net cash proceeds from the sale were used for general corporate purposes.

On September 30, 2000, Manhattan Village, a 551,847 square foot, regional shopping center, which was owned 10% by the Operating Partnership, was sold. The joint venture sold the property for $89.0 million, including a note receivable from the buyer for $79.0 million at an interest rate of 8.75% payable monthly, until its maturity date of September 30, 2001.

The properties acquired by SDG Macerich Properties, L.P., PPRT and the Management Companies ("Joint Venture Acquisitions") are reflected using the equity method of accounting. The results of these acquisitions are reflected in the consolidated results of operations of the Company in equity in income of unconsolidated joint ventures and the Management Companies.

Many of the variations in the results of operations, discussed below, occurred due to the Joint Venture Acquisition Centers, the 1999 and 1998 Acquisition Centers and the partial sale and contribution of the Contributed JV Assets to PPRT during 1999. Many factors impact the Company's ability to acquire additional properties; including the availability and cost of capital, the overall debt to market capitalization level, interest rates and availability of potential acquisition targets that meet the Company's criteria. There were no acquisitions in 2000 because of market conditions, including the cost of capital and the lack of attractive opportunities. Furthermore, management currently anticipates no acquisitions for 2001. Accordingly, management is uncertain whether in future years that there will be similar acquisitions and corresponding increases in equity in income of unconsolidated joint ventures and the Management Companies and funds from operations that occurred as a result of the Joint Venture Acquisition Centers and the 1998 and 1999 Acquisition Centers. Pacific View (formerly known as Buenaventura Mall), Crossroads Mall-Boulder and Parklane Mall are currently under redevelopment and are referred to herein as the "Redevelopment Centers." All other Centers, excluding the 1999 and 1998 Acquisition Centers, the Joint Venture Acquisition Centers, the Contributed JV Assets and Redevelopment Centers, are referred to herein as the "Same Centers," unless the context otherwise requires.

Revenues include rents attributable to the accounting practice of straight lining of rents which requires rent to be recognized each year in an amount equal to the average rent over the term of the lease, including fixed rent increases over that period. The amount of straight lined rents, included in consolidated revenues, recognized in 2000 was $0.9 million compared to $2.6 million in 1999. Additionally, the Company recognized through equity in income of unconsolidated joint ventures, $2.2 million as its pro rata share of straight lined rents from joint ventures in 2000 compared to $2.3 million in 1999. These decreases resulted from the Company structuring the majority of its new leases using annual Consumer Price Index ("CPI") increases, which generally do not require straight lining treatment. The Company believes that using CPI increases, rather than fixed contractual rent increases, results in revenue recognition that more closely matches the cash revenue from each lease and will provide more consistent rent growth throughout the term of the leases.

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

ASSETS AND LIABILITIES

Total assets decreased to $2,337 million at December 31, 2000 compared to $2,404 million at December 31, 1999 and $2,322 million at December 31, 1998. During that same period, total liabilities increased from $1,579 million in 1998 to $1,626 million in 1999 and decreased to $1,607 million in 2000. These changes were primarily a result of the 1999 and 1998 Acquisition Centers, the partial sale and contribution of the Contributed JV Assets to PPRT and related debt transactions.

A. Stock Repurchase Program
On November 10, 2000, the Company's Board of Directors approved a stock repurchase program of up to 3.4 million shares of common stock. As of December 31, 2000, the Company repurchased 564,000 shares of its common stock at an average price of $19.02 per share.

B. Refinancings
On April 12, 2000, additional debt of $138.5 million was placed on the SDG Macerich Properties, L.P. portfolio. This debt, consisting of both fixed and floating interest rates, has a current average interest rate of 7.51% and matures May 15, 2006. The Company's share of the financing proceeds of $69.2 million was used to pay down the Company's line of credit.

On June 1, 2000, the PPRT joint venture refinanced the debt on Kitsap Mall. A $38.0 million loan at an effective interest rate of 8.60%, was paid in full and a new note was issued for $61.0 million bearing interest at a fixed rate of 8.06% and maturing June 1, 2010.

On August 31, 2000, the Company refinanced the debt on Vintage Faire Mall. The prior loan of $52.8 million, at a fixed interest rate of 7.65%, was paid in full and a new note was issued for $70.0 million bearing interest at a fixed rate of 7.89% and maturing September 1, 2010.

On October 2, 2000, the Company refinanced the debt on Santa Monica Place. An $85.0 million floating rate loan was paid in full and a new note was issued for $85.0 million bearing interest at a fixed rate of 7.70% and maturing November 1, 2010.

On December 1, 2000, the PPRT joint venture refinanced the debt on Stonewood Mall. A $75.0 million floating rate loan was paid in full and a new note was issued for $77.8 million bearing interest at a fixed rate of 7.41% and maturing December 11, 2010.

C. Other Events
On September 30, 2000, Manhattan Village, a 551,847 square foot regional shopping center, 10% which was owned by the Operating Partnership, was sold. The joint venture sold the property for $89.0 million, including a note receivable from the buyer for $79.0 million at an interest rate of 8.75% payable monthly, until its maturity date of September 30, 2001.

During 2000, the Company entered into a ten-year energy management and procurement contract with Enron. Enron will manage the supply of electricity and natural gas and provide energy management services to a majority of the Company's Centers.

During 2000, the Company invested $4.3 million in and became a founding member of MerchantWired. MerchantWired is providing a broadband communications network to retail property owners and retailers.

Comparison of Years Ended December 31, 2000 and 1999

Revenues
Minimum and percentage rents decreased by 5.4% to $207.8 million in 2000 from $219.7 million in 1999. Approximately $24.6 million of the decrease related to the contribution of 100% and 99% of the membership interests of Lakewood Mall and Stonewood Mall, respectively, to the PPRT joint venture on October 26, 1999. The Company's pro rata share of results from those assets subsequent to the contribution to PPRT is reflected in Income from Unconsolidated Joint Ventures. The decreases due to the Contributed JV Assets are partially offset by revenue increases of $8.2 million relating to the 1999 acquisition of Santa Monica Place.

In December 1999, the Securities and Exchange Committee issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which became effective for periods beginning after December 15, 1999. This bulletin modified the timing of revenue recognition for percentage rent received from tenants. This change will defer recognition of a significant amount of percentage rent for the first three calendar quarters into the fourth quarter. The Company applied this change in accounting principle as of January 1, 2000. The cumulative effect of this change in accounting principle at the adoption date of January 1, 2000, including pro rata share of joint ventures, was approximately $1.8 million.

Tenant recoveries increased to $104.1 million in 2000 from $99.1 million in 1999. The increase resulted from the impact of Santa Monica Place, Pacific View and from the Same Centers. These increases were partially offset by revenue decreases of $7.7 million resulting from the Contributed JV Assets.

Other income decreased to $8.2 million in 2000 from $8.6 million in 1999.

Expenses
Shopping center expenses increased to $101.7 million in 2000 compared to $100.3 million in 1999. Approximately $6.4 million of the increase resulted from the 1999 acquisition of Santa Monica Place, $3.4 million of the increase resulted from increased property taxes and recoverable expenses at the Same Centers. These increases were partially offset by a decrease of $8.1 million from the Contributed JV Assets.

Interest Expense
Interest expense decreased to $108.4 million in 2000 from $113.3 million in 1999. Approximately $7.5 million of the decrease is from the Contributed JV Assets. This decrease is partially offset by the acquisition activity in 1999, which was partially funded with secured debt and borrowings under the Company's line of credit.

Depreciation and Amortization
Depreciation and amortization increased to $61.6 million in 2000 from $61.4 million in 1999. Approximately $2.5 million of the increase relates primarily to the 1999 Acquisition Center, which is partially offset by a decrease of $4.6 million relating to the Contributed JV Assets.

Minority Interest
The minority interest represents the 24.3% weighted average interest of the Operating Partnership that was not owned by the Company during 2000. This compares to 26.3% not owned by the Company during 1999.

Income From Unconsolidated Joint Ventures and Management Companies
The income from unconsolidated joint ventures and the Management Companies was $30.3 million for 2000, compared to income of $25.9  million in 1999. A total of $8.2 million of the increase is attributable to the 1999 Joint Venture Acquisitions and the Contributed JV Assets. Additionally, $1.1 million is attributable to the gain from the sale of Manhattan Village on September 30, 2000. These increases are partially offset by the cumulative effect of the change in accounting principle for percentage rent required by SAB 101 of $0.8 million and additional interest expense from the debt restructuring at SDG Macerich Properties, L.P. of $4.8 million.

Gain (loss) on Sale of Assets
A loss of $2.8 million in 2000 compares to a gain of $96.0 million in 1999. The 1999 gain was a result of the Company selling approximately 49% of the membership interests of Stonewood and Lakewood to Ontario Teachers' in October of 1999 and the Company's sale of Huntington Center on November 16, 1999.

Extraordinary Loss from Early Extinguishment of Debt
In 2000, the Company recorded a loss from early extinguishment of debt of $0.3 million which was a result of write offs of $1.3 million of unamortized financing costs and is offset by a gain of $1.0 million relating to the Company's purchase and retirement of $10.6 million of the Debentures, compared to the write off of $1.5 million of unamortized financing costs in 1999.

Cumulative Effect of Change in Accounting Principle
A loss of $1.0 million in 2000 compared to no loss in 1999 is a result of implementation of SAB 101 at January 1, 2000.

Net Income Available to Common Stockholders
As a result of the foregoing, net income available to common stockholders decreased to $38.0 million in 2000 from $110.9 million in 1999.

Operating Activities
Cash flow from operations was $121.2 million in 2000 compared to $139.6 million in 1999. The decrease is primarily because of decreased net operating income from the factors mentioned above.

Investing Activities
Cash generated from investing activities was $1.7 million in 2000 compared to cash utilized by investing activities of $247.7 million in 1999. The change resulted primarily from the cash contributions for the joint venture acquisitions of $116.9 million in 1999 compared to $12.9 million in 2000. This is offset by increases in joint venture distributions of $113.0 million in 2000 compared to $30.0 million in 1999.

Financing Activities
Cash flow used in financing activities was $127.1 million in 2000 compared to cash provided by financing activities of $123.4 million in 1999. The change resulted primarily from the refinancing of Centers in 1999.

EBITDA and Funds From Operations
Primarily because of the factors mentioned above, EBITDA, including joint ventures at pro rata, increased 4.2% to $314.6 million in 2000 from $301.8 million in 1999 and Funds from Operations–Diluted increased 1.8% to $167.2 million in 2000 from $164.3 million in 1999.

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

EBITDA and Funds From Operations
Primarily because of the factors mentioned above, EBITDA, including joint ventures at pro rata, increased 31.0% to $301.8 million in 1999 from $230.4 million in 1998 and Funds from Operations—Diluted increased 36.3% to $164.3 million from $120.5 million in 1998.

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

The Company believes that it will have access to the capital necessary to execute its share repurchase program and expand its business in accordance with its strategies for growth and maximizing Funds from Operations. The Company presently intends to obtain additional capital necessary to expand its business and execute its share repurchase program through a combination of debt financings, joint ventures and the sale of non-core assets. During 1998 and 1999, the Company acquired two portfolios through joint ventures and raised additional capital in 1999 from the sale of interests in two properties to one joint venture partner. The Company believes such joint venture arrangements provide an attractive alternative to other forms of financing whether for acquisitions or other business opportunities.

The Company's total outstanding loan indebtedness at December 31, 2000 was $2.3 billion (including its pro rata share of joint venture debt). This equated to a debt to Total Market Capitalization (defined as total debt of the Company, including its pro rata share of joint venture debt, plus aggregate market value of outstanding shares of common stock, assuming full conversion of OP Units and preferred stock into common stock) ratio of approximately 69% at December 31, 2000. The Company's debt consists primarily of fixed-rate conventional mortgages payable secured by individual properties.

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

The Company has an unsecured line of credit for up to $150.0 million. There were $59.0 million of borrowings outstanding at December 31, 2000. The line of credit has been extended to May 2002.

At December 31, 2000, the Company had cash and cash equivalents available of $36.3 million.

Funds From Operations
The Company believes that the most significant measure of its performance is FFO. FFO is defined by The National Association of Real Estate Investment Trusts ("NAREIT") to be: Net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring, sales or write-down of assets and cumulative effect of change in accounting principle, plus depreciation and amortization (excluding depreciation on personal property and amortization of loan and financial instrument costs) and after adjustments for unconsolidated entities. Adjustments for unconsolidated entities are calculated on the same basis. FFO does not represent cash flow from operations, as defined by GAAP, and is not necessarily indicative of cash available to fund all cash flow needs. The following reconciles net income available to common stockholders to FFO:

(amounts in thousands)
	2000		1999
	Shares	Amount	Shares	Amount

Net income–available to common stockholders		$37,971		$110,873
Adjustments to reconcile net income to FFO–basic:
Minority interest		12,168		38,335
Loss on early extinguishment of debt		304		1,478
(Gain) loss on sale of wholly-owned assets		2,773		(95,981)
(Gain) loss on sale or write-down of assets from unconsolidated entities (pro rata)		(235)		193
Depreciation and amortization on wholly owned centers		61,647		61,383
Depreciation and amortization on joint ventures and from the management companies (pro rata)		24,472		19,715
Cumulative effect of change in accounting principle–wholly owned centers		963		—
Cumulative effect of change in accounting principle–prorata unconsolidated entities		787		—
Less: depreciation on personal property and amortization of loan costs and interest rate caps		(5,106)		(4,271)

FFO–basic(1)	45,050	$135,744	46,130	$131,725
Additional adjustment to arrive at FFO–diluted
Impact of convertible preferred stock	9,115	18,958	9,115	18,138
Impact of stock options and restricted stock using the treasury method	(n/a–antidilutive)		462	1,823
Impact of convertible debentures	5,154	12,542	5,186	12,616

FFO–diluted(2)	59,319	$167,244	60,893	$164,302

(1)
Calculated based upon basic net income as adjusted to reach basic FFO. Weighted average number of shares includes the weighted average shares of common stock outstanding for 2000 assuming the conversion of all outstanding OP Units. As of December 31, 2000, 11.2 million of OP Units were outstanding.

(2)
The computation of FFO–diluted and diluted average number of shares outstanding includes the effect of outstanding common stock options and restricted stock using the treasury method. The debentures are dilutive at December 31, 2000 and 1999 and are included in the FFO calculation. On February 25, 1998, the Company sold $100 million of its Series A Preferred Stock. On June 17, 1998, the Company sold $150 million of its Series B Preferred Stock. The preferred stock can be converted on a one-for-one basis for common stock. The preferred shares are assumed converted for purposes of 1999 net income as they are dilutive to that calculation. The preferred shares are assumed converted for purposes of 2000 and 1999 FFO-diluted per share as they are dilutive to that calculation.

Included in minimum rents were rents attributable to the accounting practice of straight lining of rents. The amount of straight lining of rents that impacted minimum rents was $865,259 for 2000, $2,628,000 for 1999 and $3,814,000 for 1998. The decline in straight-lining of rents from 1999 to 2000 is due to the Company structuring its new leases using rent increases tied to the change in CPI rather than using contractually fixed rent increases. CPI increases do not generally require straight-lining of rent treatment.

Inflation
In the last three years, inflation has not had a significant impact on the Company because of a relatively low inflation rate. Most of the leases at the Centers have rent adjustments periodically through the lease term. These rent increases are either in fixed increments or based on increases in the CPI. In addition, many of the leases are for terms of less than ten years, which enables the Company to replace existing leases with new leases at higher base rents if the rents of the existing leases are below the then existing market rate. Additionally, most of the leases require the tenants to pay their pro rata share of operating expenses. This reduces the Company's exposure to increases in costs and operating expenses resulting from inflation.

Seasonality
The shopping center industry is seasonal in nature, particularly in the fourth quarter during the holiday season when retailer occupancy and retail sales are typically at their highest levels. In addition, shopping malls achieve a substantial portion of their specialty (temporary retailer) rents during the holiday season and the majority of percentage rent is recognized in the fourth quarter. As a result of the above, plus the change in accounting principle discussed below for percentage rent, earnings are generally higher in the fourth quarter of each year.

New Pronouncements Issued
In December 1999, the Securities and Exchange Committee issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101), which became effective for periods beginning after December 15, 1999. This bulletin modified the timing of revenue recognition for percentage rent received from tenants. This change will defer recognition of a significant amount of percentage rent for the first three calendar quarters into the fourth quarter. The Company applied this change in accounting principle as of January 1, 2000. The cumulative effect of this change in accounting principle at the adoption date of January 1, 2000, including the pro rata share of joint ventures, was approximately $1,750,000.

In June 1998, the FASB issued Statement of Financial Accounting Standard ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which requires companies to record derivatives on the balance sheet, measured at fair value. Changes in the fair values of those derivatives will be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities," which delays the implementation of SFAS 133 from January 1, 2000 to January 1, 2001. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities–an Amendment of FASB Statement No. 133," ("SFAS 138") which amends the accounting and reporting standards of SFAS 133. The Company has determined the implementation of SFAS 133 and SFAS 138 will not have a material impact on its consolidated financial statements.

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

The following table sets forth information as of December 31, 2000 concerning the Company's long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV"):

(dollars in thousands)
	For the Years Ended December 31,
	2001	2002	2003	2004	2005	Thereafter	Total	FV

Long term debt:
Fixed rate	$108,607	$11,858	$52,630	$129,297	$12,554	$937,801	$1,252,747	$1,282,163
Average interest rate	7.42%	7.41%	7.39%	7.41%	7.41%	7.41%	7.41%	—
Fixed rate–Debentures	—	150,848	—	—	—	—	150,848	148,132
Average interest rate	—	7.25%	—	—	—	—	7.25%	—
Variable rate	59,000	88,340	—	—	—	—	147,340	147,340
Average interest rate	8.75%	8.62%	—	—	—	—	8.69%	—

Total debt–Wholly owned Centers	$167,607	$251,046	$52,630	$129,297	$12,554	$937,801	$1,550,935	$1,577,635

Joint Venture Centers: (at Company's pro rata share)
Fixed rate	$6,812	$7,538	$8,410	$8,977	$74,468	$478,258	$584,463	$586,595
Average interest rate	6.86%	6.86%	6.86%	6.87%	6.83%	6.83%	6.85%	—
Variable rate	—	8,224	92,250	—	—	40,700	141,174	141,174
Average interest rate	—	9.00%	7.21%	—	—	7.08%	7.72%	—

Total debt–Joint Ventures	$6,812	$15,762	$100,660	$8,977	$74,468	$518,958	$725,637	$727,769

Total debt–All Centers	$174,419	$266,808	$153,290	$138,274	$87,022	$1,456,759	$2,276,572	$2,305,404

The $59.0 million of variable debt maturing in 2001 represents the outstanding borrowings under the Company's credit facility. Subsequent to December 31, 2000, the line of credit was extended to May 2002.

In addition, the Company has assessed the market risk for its variable rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $2.9 million per year based on $288.5 million outstanding at December 31, 2000.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

There is hereby incorporated by reference the information which appears under the captions "Election of Directors," "Executive Officers" and "Section 16 Reporting" in the Company's definitive proxy statement for its 2001 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

There is hereby incorporated by reference the information which appears under the caption "Executive Compensation" in the Company's definitive proxy statement for its 2001 Annual Meeting of Stockholders; provided, however, that the Report of the Compensation Committee on executive compensation and the Stock Performance Graph set forth therein shall not be incorporated by reference herein, in any of the Company's prior or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent the Company specifically incorporates such report or stock performance graph by reference therein and shall not be otherwise deemed filed under either of such Acts.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There is hereby incorporated by reference the information which appears under the captions "Principal Stockholders," "Information Regarding Nominees and Directors" and "Executive Officers" in the Company's definitive proxy statement for its 2001 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is hereby incorporated by reference the information which appears under the captions "Certain Transactions" in the Company's definitive proxy statement for its 2001 Annual Meeting of Stockholders.

Part IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

			Page

(a)	1.	Financial Statements of the Company
		Report of Independent Accountants	41
		Consolidated balance sheets of the Company as of December 31, 2000 and 1999	42
		Consolidated statements of operations of the Company for the years ended December 31, 2000, 1999 and 1998	43-44
		Consolidated statements of common stockholders' equity of the Company for the years ended December 31, 2000, 1999 and 1998	45
		Consolidated statements of cash flows of the Company for the years ended December 31, 2000, 1999 and 1998	46
		Notes to consolidated financial statements	47-70
	2.	Financial Statements of Pacific Premier Retail Trust
		Report of Independent Accountants	71
		Consolidated balance sheets of Pacific Premier Retail Trust as of December 31, 2000 and 1999	72
		Consolidated statements of operations of Pacific Premier Retail Trust for the year ended December 31, 2000 and for the period from February 18, 1999 (Inception) through December 31, 1999	73
		Consolidated statements of stockholders' equity of Pacific Premier Retail Trust for the year ended December 31, 2000 and for the period from February 18, 1999 (Inception) through December 31, 1999	74
		Consolidated statements of cash flows of Pacific Premier Retail Trust for the year ended December 31, 2000 and for the period from February 18, 1999 (Inception) through December 31, 1999	75
		Notes to consolidated financial statements	76-84
	3.	Financial Statements of SDG Macerich Properties, L.P.
		Independent Auditors' Report	85
		Balance sheets of SDG Macerich Properties, L.P. as of December 31, 2000 and 1999	86
		Statements of operations of SDG Macerich Properties, L.P. for the years ended December 31, 2000, 1999 and 1998	87
		Statements of cash flows of SDG Macerich Properties, L.P. for the years ended December 31, 2000, 1999 and 1998	88
		Statements of partners' equity of SDG Macerich Properties, L.P. for years ended December 31, 2000, 1999 and 1998	89

		Notes to financial statements	90-94
	4.	Financial Statement Schedules
		Schedule III–Real estate and accumulated depreciation of the Company	95-96
		Schedule III–Real estate and accumulated depreciation of Pacific Premier Retail Trust	97-98
		Schedule III–Real estate and accumulated depreciation of SDG Macerich Properties, L.P	99-101
(b)	1.	Reports on Form 8-K
None
(c)	1.	Exhibits
The Exhibit Index attached hereto is incorporated by reference under this item

Report of Independent Accountants

To the Board of Directors and Stockholders of The Macerich Company:

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 39 present fairly, in all material respects, the financial position of The Macerich Company (the "Company") at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(4) on page 40 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of SDG Macerich Properties, L.P. (the "Partnership"), the investment in which is reflected in the accompanying consolidated financial statements using the equity method of accounting. The investment in the Partnership represents approximately 7.2 percent and 10.0 percent of the Company's consolidated total assets at December 31, 2000 and 1999, respectively, and the equity in income represents approximately 33.1%, 16.0% and 44.6% of the related consolidated net income for each of the three years in the period ended December 31, 2000. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the Partnership, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2000, the Company adopted Staff Accounting Bulletin 101.

As discussed in Note 16 to the consolidated financial statements, the Company has revised its accounting for the Series A and Series B redeemable preferred stock to classify such securities outside of common stockholders' equity.

PricewaterhouseCoopers LLP

Los Angeles, CA
February 13, 2001

THE MACERICH COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31,
	2000	1999

ASSETS:
Property, net	$ 1,933,584	$ 1,931,415
Cash and cash equivalents	36,273	40,455
Tenant receivables, including accrued overage rents of $6,486 in 2000 and $7,367 in 1999	38,922	34,423
Deferred charges and other assets, net	55,323	55,065
Investments in joint ventures and the Management Companies	273,140	342,935

Total assets	$ 2,337,242	$ 2,404,293

LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY:
Mortgage notes payable:
Related parties	$ 133,063	$ 133,876
Others	1,119,684	1,105,180

Total	1,252,747	1,239,056
Bank notes payable	147,340	160,671
Convertible debentures	150,848	161,400
Accounts payable and accrued expenses	24,681	27,815
Due to affiliates	8,800	6,969
Other accrued liabilities	17,887	25,849
Preferred stock dividend payable	4,831	4,648

Total liabilities	1,607,134	1,626,408

Minority interest in Operating Partnership	120,500	129,295

Commitments and contingencies (Note 11)
Series A cumulative convertible redeemable preferred stock, $.01 par value, 3,627,131 shares authorized, issued and outstanding at December 31, 2000 and 1999	98,934	98,934
Series B cumulative convertible redeemable preferred stock, $.01 par value, 5,487,471 shares authorized, issued and outstanding at December 31, 2000 and 1999	148,402	148,402

	247,336	247,336

Common stockholders' equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 33,612,462 and 34,072,625 shares issued and outstanding at December 31, 2000 and 1999, respectively	338	338
Additional paid in capital	359,306	363,896
Accumulated earnings	10,314	43,514
Unamortized restricted stock	(7,686)	(6,494)

Total common stockholders' equity	362,272	401,254

Total liabilities, preferred stock and common stockholders' equity	$ 2,337,242	$ 2,404,293

The accompanying notes are an integral part of these financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

	For the years ended December 31,
	2000	1999	1998

REVENUES:
Minimum rents	$ 195,236	$ 204,568	$ 179,710
Percentage rents	12,558	15,106	12,856
Tenant recoveries	104,125	99,126	86,740
Other	8,173	8,644	4,555

Total revenues	320,092	327,444	283,861

EXPENSES:
Shopping center expenses	101,674	100,327	89,991
General and administrative expense	5,509	5,488	4,373

	107,183	105,815	94,364

Interest expense:
Related parties	10,106	10,170	10,224
Others	98,341	103,178	81,209

Total interest expense	108,447	113,348	91,433

Depreciation and amortization	61,647	61,383	53,141
Equity in income of unconsolidated joint ventures and the management companies	30,322	25,945	14,480
(Loss) gain on sale of assets	(2,773)	95,981	9

Income before minority interest, extraordinary item and cumulative effect of change in accounting principle	70,364	168,824	59,412
Extraordinary loss on early extinguishment of debt	(304)	(1,478)	(2,435)
Cumulative effect of change in accounting principle	(963)	—	—

Income of the Operating Partnership	69,097	167,346	56,977
Less minority interest in net income of the Operating Partnership	12,168	38,335	12,902

Net income	56,929	129,011	44,075
Less preferred dividends	18,958	18,138	11,547

Net income available to common stockholders	$ 37,971	$ 110,873	$ 32,528

The accompanying notes are an integral part of these financial statements.

	For the years ended December 31,
	2000	1999	1998

Earnings per common share–basic:
Income before extraordinary item and cumulative effect of change in accounting principle	$ 1.14	$ 3.30	$ 1.14
Extraordinary item	(0.01)	(0.04)	(0.08)
Cumulative effect of change in accounting principle	(0.02)	—	—

Net income–available to common stockholders	$ 1.11	$ 3.26	$ 1.06

Weighted average number of common shares outstanding–basic	34,095,000	34,007,000	30,805,000

Weighted average number of common shares outstanding–basic, assuming full conversion of operating units outstanding	45,050,000	46,130,000	43,016,000

Earnings per common share–diluted:
Income before extraordinary item and cumulative effect of change in accounting principle	$ 1.14	$ 3.01	$ 1.11
Extraordinary item	(0.01)	(0.02)	(0.05)
Cumulative effect of change in accounting principle	(0.02)	—	—

Net income–available to common stockholders	$ 1.11	$ 2.99	$ 1.06

Weighted average number of common shares outstanding–diluted for EPS	45,050,000	60,893,000	43,628,000

The accompanying notes are an integral part of these financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

(Dollars in thousands, except share data)

	Common Stock (# shares)	Common Stock Par Value	Additional Paid In Capital	Accumulated Earnings	Unamortized Restricted Stock	Total Common Stockholders' Equity

Balance December 31, 1997	26,004,800	$ 260	$ 219,121	—	$ (3,086)	$ 216,295
Common stock issued to public	7,828,124	78	214,562			214,640
Issuance costs			(11,149)			(11,149)
Issuance of restricted stock	83,018		2,383			2,383
Unvested restricted stock	(83,018)				(2,383)	(2,383)
Restricted stock vested in 1998	26,039				945	945
Exercise of stock options	43,000		839			839
Distributions paid ($1.865) per share			(24,464)	$ (32,528)		(56,992)
Net income				32,528		32,528
Adjustment to reflect minority interest on a pro rata basis according to year end ownership percentage of Operating Partnership			(33,682)			(33,682)

Balance December 31, 1998	33,901,963	338	367,610	—	(4,524)	363,424
Issuance costs			(198)			(198)
Issuance of restricted stock	176,600		4,007			4,007
Unvested restricted stock	(176,600)				(4,007)	(4,007)
Restricted stock vested in 1999	51,675				2,037	2,037
Exercise of stock options	88,250		1,705			1,705
Distributions paid ($1.965) per share				(67,359)		(67,359)
Net income				110,873		110,873
Conversion of OP units to common stock	30,737		441			441
Adjustment to reflect minority interest on a pro rata basis according to year end ownership percentage of Operating Partnership			(9,669)			(9,669)

Balance December 31, 1999	34,072,625	338	363,896	43,514	(6,494)	401,254
Issuance costs			(7)			(7)
Issuance of restricted stock	169,556		3,412			3,412
Unvested restricted stock	(169,556)				(3,412)	(3,412)
Restricted stock vested in 2000	82,733				2,220	2,220
Exercise of stock options	20,704		388			388
Common stock repurchase	(563,600)		(10,739)			(10,739)
Distributions paid ($2.06) per share				(71,171)		(71,171)
Net income				37,971		37,971
Adjustment to reflect minority interest on a pro rata basis according to year end ownership percentage of Operating Partnership			2,356			2,356

Balance December 31, 2000	33,612,462	$ 338	$ 359,306	$ 10,314	$ (7,686)	$ 362,272

The accompanying notes are an integral part of these financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the years ended December 31,
	2000	1999	1998

Cash flows from operating activities:
Net income–available to common stockholders	$ 37,971	$ 110,873	$ 32,528
Preferred dividends	18,958	18,138	11,547

Net income	56,929	129,011	44,075
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary loss on early extinguishment of debt	304	1,478	2,435
Cumulative effect of change in accounting principle	963	—	—
Loss (gain) on sale of assets	2,773	(95,981)	(9)
Depreciation and amortization	61,647	61,383	53,141
Amortization of net discount (premium) on trust deed note payable	33	191	(635)
Minority interest in the net income of the Operating Partnership	12,168	38,335	12,902
Changes in assets and liabilities:
Tenant receivables, net	(5,462)	(3,174)	(13,677)
Other assets	967	9,817	(19,772)
Accounts payable and accrued expenses	(3,134)	2,407	10,366
Due to affiliates	1,811	4,059	(12,156)
Other liabilities	(7,962)	(8,178)	4,086
Accrued preferred stock dividend	183	228	4,420

Total adjustments	64,291	10,565	41,101

Net cash provided by operating activities	121,220	139,576	85,176

Cash flows from investing activities:
Acquisitions of property and improvements	(5,639)	(142,564)	(481,735)
Renovations and expansions of centers	(44,808)	(74,560)	(40,545)
Tenant allowances	(5,913)	(7,213)	(5,383)
Deferred charges	(11,737)	(17,352)	(14,536)
Equity in income of unconsolidated joint ventures and the management companies	(30,322)	(25,945)	(14,480)
Distributions from joint ventures	113,047	29,989	32,623
Contributions to joint ventures	(12,930)	(116,944)	(240,196)
Loans to affiliates	—	—	3,105
Proceeds from sale of assets	—	106,904	—

Net cash provided by (used in) investing activities	1,698	(247,685)	(761,147)

Cash flows from financing activities:
Proceeds from mortgages, notes and debentures payable	295,672	584,270	480,348
Payments on mortgages, notes and debentures payable	(305,897)	(328,452)	(165,671)
Net proceeds from equity offerings	—	—	450,828
Dividends and distributions	(97,917)	(114,259)	(77,998)
Dividends to preferred shareholders	(18,958)	(18,138)	(11,547)

Net cash (used in) provided by financing activities	(127,100)	123,421	675,960

Net (decrease) increase in cash	(4,182)	15,312	(11)
Cash and cash equivalents, beginning of period	40,455	25,143	25,154

Cash and cash equivalents, end of period	$ 36,273	$ 40,455	$ 25,143

Supplemental cash flow information:
Cash payment for interest, net of amounts capitalized	$ 108,003	$ 112,399	$ 89,543

Non-cash transactions:
Acquisition of property by assumption of debt	—	—	$ 70,116

Acquisition of property by issuance of OP Units	—	—	$ 7,917

Contributions of liabilities in excess of assets to joint venture	—	$ 8,820	—

The accompanying notes are an integral part of these financial statements.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

1. Organization and Basis of Presentation:

The Macerich Company (the "Company") commenced operations effective with the completion of its initial public offering (the "IPO") on March 16, 1994. The Company is the sole general partner of and, assuming conversion of the redeemable preferred stock, holds a 79% ownership interest in The Macerich Partnership, L. P. (the "Operating Partnership"). The interests in the Operating Partnership are known as OP Units. OP Units not held by the Company are redeemable, subject to certain restrictions, on a one-for-one basis, for the Company's common stock or cash at the Company's option.

The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. The 21% limited partnership interest of the Operating Partnership not owned by the Company is reflected in these financial statements as minority interest.

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

2. Summary of Significant Accounting Policies:

Cash And Cash Equivalents:
The Company considers all highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents, for which cost approximates fair value. Included in cash is restricted cash of $1,464 at December 31, 2000 and $1,418 at December 31, 1999.

Tenant Receivables:
Included in tenant receivables are allowances for doubtful accounts of $700 and $1,752 at December 31, 2000 and 1999, respectively.

Revenues:
Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight lining of rent adjustment." Rental income was increased by $865 in 2000, $2,628 in 1999 and $3,814 in 1998 due to the straight lining of rent adjustment. Percentage rents are recognized on an accrual basis. Recoveries from tenants for real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable costs are incurred.

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

Property is recorded at cost and is depreciated using a straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	5-40 years
Tenant improvements	initial term of related lease
Equipment and furnishings	5-7 years

The Company assesses whether there has been an impairment in the value of its long-lived assets by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenants' ability to perform their duties and pay rent under the terms of the leases. The Company may recognize an impairment loss if the income stream is not sufficient to cover its investment. Such a loss would be determined between the carrying value and the fair value of a center. Management believes no such impairment has occurred in its net property carrying values at December 31, 2000 and 1999.

Deferred Charges:
Costs relating to financing of shopping center properties and obtaining tenant leases are deferred and amortized over the initial term of the agreement. The straight-line method is used to amortize all costs except financing, for which the effective interest method is used. The range of the terms of the agreements are as follows:

Deferred lease costs	1–15 years
Deferred financing costs	1–15 years

In March 1998, the Financial Accounting Standards Board ("FASB"), through its Emerging Issues Task Force ("EITF"), concluded based on EITF 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions," that all internal costs to source, analyze and close acquisitions should be expensed as incurred. The Company had historically capitalized these costs, in accordance with generally accepted accounting principles ("GAAP"). The Company had adopted the FASB's interpretation effective March 19, 1998.

Deferred Acquisition Liability:
As part of the Company's total consideration to the seller of Capitola Mall, the Company issued $5,000 of OP Units five years after the acquisition date, which was December 21, 1995. The number of OP Units was determined based on the Company's common stock price at December 21, 2000. A total of 254,373 of OP Units were issued to these partners on December 21, 2000.

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

On a tax basis, the distributions of $2.06 paid during 2000 represented $1.7304 of ordinary income and $0.3296 of return of capital. The distributions of $1.965 per share during 1999 represented $1.30 of ordinary income and $0.665 of capital gain. During 1998, the distributions were $1.865 per share of which $1.12 was ordinary income and $0.745 was return of capital.

Each partner is taxed individually on its share of partnership income or loss, and accordingly, no provision for federal and state income tax is provided for the Operating Partnership in the consolidated financial statements.

Reclassifications:
Certain reclassifications have been made to the 1998 and 1999 consolidated financial statements to conform to the 2000 consolidated financial statements presentation.

Accounting Pronouncements:
In December 1999, the Securities and Exchange Committee issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which became effective for periods beginning after December 15, 1999. This bulletin modified the timing of revenue recognition for percentage rent received from tenants. This change will defer recognition of a significant amount of percentage rent for the first three calendar quarters into the fourth quarter. The Company applied this change in accounting principle as of January 1, 2000. The cumulative effect of this change in accounting principle at the adoption date of January 1, 2000, including the pro rata share of joint ventures, was approximately $1,750. If the Company had recorded percentage rent using the methodology prescribed in SAB 101, the Company's net income available to common stockholders would have been reduced by $1,290 or $0.02 per diluted share for the year ended December 31, 1999.

In June 1998, the FASB issued Statement of Financial Accounting Standard ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which requires companies to record derivatives on the balance sheet, measured at fair value. Changes in the fair values of those derivatives will be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities," which delays the implementation of SFAS 133 from January 1, 2000 to January 1, 2001. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133," ("SFAS 138") which amends the accounting and reporting standards of SFAS 133. The Company has determined the implementation of SFAS 133 and SFAS 138 will not have a material impact on its consolidated financial statements.

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

Interest rate cap agreements were purchased by the Company from third parties to hedge the risk of interest rate increases on some of the Company's variable rate debt. The cost of these cap agreements was amortized over the life of the cap agreement on a straight line basis. Payments received as a result of the cap agreements were recorded as a reduction of interest expense. The unamortized costs of the cap agreements were included in deferred charges. The fair value of these caps will vary with fluctuations in interest rates. The Company is exposed to credit loss in the event of nonperformance by these counter parties to the financial instruments; however, management does not anticipate nonperformance by the counter parties.

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

Earnings Per Share ("EPS"):
The computation of basic earnings per share is based on net income and the weighted average number of common shares outstanding for the years ended December 31, 2000, 1999 and 1998. The computation of diluted earnings per share includes the effect of outstanding restricted stock and common stock options calculated using the Treasury stock method. The OP Units not held by the Company have been included in the diluted EPS calculation since they are redeemable on a one-for-one basis. The following table reconciles the basic and diluted earnings per share calculation:

(in thousands, except per share data)
	For the years ended
	2000			1999			1998
	Net Income	Shares	Per Share	Net Income	Shares	Per Share	Net Income	Shares	Per Share

Net income	$ 56,929	34,095		$ 129,011	34,007		$ 44,075	30,805
Less: Preferred stock dividends	18,958			18,138			11,547

Basic EPS

Net income– available to common stockholders	$ 37,971	34,095	$ 1.11	$ 110,873	34,007	$ 3.26	$ 32,528	30,805	$ 1.06

Diluted EPS:

Conversion of OP units	12,168	10,955		38,335	12,123		12,902	12,211
Employee stock options and restricted stock	n/a–antidilutive			1,824	462		668	612
Convertible preferred stock	n/a–antidilutive			18,138	9,115		n/a–antidilutive
Convertible debentures	n/a–antidilutive			12,616	5,186		n/a–antidilutive

Net income–available to common stockholders	$ 50,139	45,050	$ 1.11	$ 181,786	60,893	$ 2.99	$ 46,098	43,628	$ 1.06

Concentration of Risk:
The Company maintains its cash accounts in a number of commercial banks. Accounts at these banks are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100. At various times during the year, the Company had deposits in excess of the FDIC insurance limit.

No Center generated more than 10% of shopping center revenues during 2000, 1999 or 1998.

The Centers derived approximately 91.3%, 90.2% and 89.9% of their total rents for the years ended December 31, 2000, 1999 and 1998, respectively, from Mall and Freestanding Stores. The Limited represented 4.4%, 5.2% and 6.1% of total minimum rents in place as of December 31, 2000, 1999 and 1998, respectively, and no other retailer represented more than 3.0%, 3.2% and 4.5% of total minimum rents as of December 31, 2000, 1999 and 1998, respectively.

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

3. Investments in Joint Ventures and the Management Companies:

The following are the Company's investments in various joint ventures. The Operating Partnership's interest in each joint venture as of December 31, 2000 is as follows:

Joint Venture	The Operating Partnership's Ownership %

Macerich Northwestern Associates	50%
Manhattan Village, LLC	10%
MerchantWired, LLC	9.5%
Pacific Premier Retail Trust	51%
Panorama City Associates	50%
SDG Macerich Properties, L.P.	50%
West Acres Development	19%

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

On February 27, 1998, the Company, through SDG Macerich Properties, L.P., a 50/50 joint venture with an affiliate of Simon Property Group, Inc., acquired a portfolio of twelve regional malls. The properties in the portfolio comprise 10.7 million square feet and are located in eight states. The total purchase price was $974,500, which included $485,000 of assumed debt, at fair value. Each of the joint venture partners have assumed leasing and management responsibilities for six of the regional malls.

On February 18, 1999, the Company formed Pacific Premier Retail Trust ("PPRT"), a 51/49 joint venture with Ontario Teachers' Pension Plan Board ("Ontario Teachers") which closed on the acquisition of three regional malls, the retail component of a mixed-use development, five contiguous properties and two non-contiguous community shopping centers comprising approximately 3.6 million square feet for a total purchase price of approximately $427,000. On July 12, 1999, the Company closed on the acquisition of the office component of the mixed-use development for a purchase price of approximately $111,000.

On June 2, 1999, Macerich Cerritos, LLC ("Cerritos"), a wholly-owned subsidiary of Macerich Management Company, acquired Los Cerritos Center in Cerritos, California. The total purchase price was $188,000, which was funded with $120,000 of debt placed concurrently with the closing and a $70,800 loan from the Company.

On October 26, 1999, 49% of the membership interests of Macerich Stonewood, LLC ("Stonewood"), Cerritos and Macerich Lakewood, LLC ("Lakewood"), were sold to Ontario Teachers' and concurrently Ontario Teachers' and the Company contributed their 99% collective membership interests in Stonewood and Cerritos and 100% of their collective membership interests in Lakewood to PPRT. Lakewood, Stonewood, and Cerritos own Lakewood Mall, Stonewood Mall and Los Cerritos Center, respectively. The total value of the transaction was approximately $535,000. The properties were contributed to PPRT subject to existing debt of $322,000.

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

On September 30, 2000, Manhattan Village, a 551,847 square foot regional shopping center, 10% of which was owned by the Operating Partnership, was sold. The joint venture sold the property for $89,000, including a note receivable from the buyer for $79,000 at an interest rate of 8.75% payable monthly, until its maturity date of September 30, 2001. A gain from sale of the property for $10,945 was recorded at September 30, 2000.

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

COMBINED AND CONDENSED BALANCE SHEETS OF JOINT VENTURES AND THE MANAGEMENT COMPANIES

	December 31, 2000	December 31, 1999

ASSETS:
Properties, net	$2,064,777	$2,117,711
Other assets	155,919	58,412

Total assets	$2,220,696	$2,176,123

LIABILITIES AND PARTNERS' CAPITAL:
Mortgage notes payable	$1,461,857	$1,287,732
Other liabilities	51,791	62,891
The Company's capital	273,140	342,935
Outside partners' capital	433,908	482,565

Total liabilities and partners' capital	$2,220,696	$2,176,123

COMBINED AND CONDENSED STATEMENTS OF OPERATIONS OF JOINT VENTURES AND THE MANAGEMENT COMPANIES

	For the years ended December 31,
	2000					1999					1998
	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Other Joint Ventures	Mgmt Co.'s	Total	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Other Joint Ventures	Mgmt Co.'s	Total	SDG Macerich Properties, L.P.	Other Joint Ventures	Mgmt Co.'s	Total

Revenues:
Minimum rents	$ 91,635	$ 94,496	$ 24,487	—	$ 210,618	$ 88,014	$ 46,170	$ 25,497	$ 5,940	$ 165,621	$ 71,892	$ 25,213	—	$ 97,105
Percentage rents	6,282	5,872	2,077	—	14,231	7,422	3,497	2,268	191	13,378	6,138	1,208	—	7,346
Tenant recoveries	41,621	34,187	10,219	—	86,027	40,647	15,866	11,305	2,917	70,735	31,752	10,905	—	42,657
Management fee	—	—	—	$ 12,944	12,944	—	—	—	10,033	10,033	—	—	$ 6,605	6,605
Other	1,921	1,605	3,689	1,230	8,445	2,291	336	1,243	897	4,767	1,723	940	486	3,149

Total revenues	141,459	136,160	40,472	14,174	332,265	138,374	65,869	40,313	19,978	264,534	111,505	38,266	7,091	156,862

Expenses:
Management Company expense	—	—	—	15,181	15,181	—	—	—	12,737	12,737	—	—	10,122	10,122
Shopping center expenses	51,962	37,217	20,360	—	109,539	50,972	18,373	13,205	2,724	85,274	38,673	12,877	—	51,550
Interest expense	40,119	46,527	7,457	(355)	93,748	30,565	21,642	7,579	5,291	65,077	26,432	7,129	(398)	33,163
Depreciation and amortization	23,573	20,238	3,081	1,068	47,960	21,451	10,463	3,362	2,405	37,681	17,383	4,288	787	22,458

Total operating expenses	115,654	103,982	30,898	15,894	266,428	102,988	50,478	24,146	23,157	200,769	82,488	24,294	10,511	117,293

Gain (loss) on sale of assets	416	—	12,336	(1,200)	11,552	5	—	961	(392)	574	29	140	(198)	(29)
Extraordinary loss on early extinguishment of debt	—	(375)	—	—	(375)	—	—	—	—	—	—	—	—	—
Cumulative effect of change in accounting principle	(1,053)	(397)	(98)	(9)	(1,557)	—	—	—	—	—	—	—	—	—

Net income (loss)	$ 25,168	$ 31,406	$ 21,812	$ (2,929)	$ 75,457	$ 35,391	$ 15,391	$ 17,128	$ (3,571)	$ 64,339	$ 29,046	$ 14,112	$ (3,618)	$ 39,540

Significant accounting policies used by the unconsolidated joint ventures and the Management Companies are similar to those used by the Company.

Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life ("NML") of $161,281 and $156,219, for the years ended December 31, 2000 and 1999, respectively. NML is considered a related party because they are a joint venture partner with the Company in Macerich Northwestern Associates. Interest expense incurred on these borrowings amounted to $9,801, $7,138 and $3,786 for the years ended December 31, 2000, 1999, and 1998, respectively.

The following table sets forth the Operating Partnership's beneficial interest in the joint ventures and the Management Companies:

PRO RATA SHARE OF COMBINED AND CONDENSED STATEMENT OF OPERATIONS OF JOINT VENTURES AND THE MANAGEMENT COMPANIES

	For the years ended December 31,
	2000					1999					1998
	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Other Joint Ventures	Mgmt Co.'s	Total	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Other Joint Ventures	Mgmt Co.'s	Total	SDG Macerich Properties, L.P.	Other Joint Ventures	Mgmt Co.'s	Total

Revenues:
Minimum rents	$ 45,818	$ 48,192	$ 7,963	—	$ 101,973	$ 44,007	$ 23,547	$ 7,822	$ 5,643	$ 81,019	$ 35,946	$ 7,763	—	$ 43,709
Percentage rents	3,141	2,995	735	—	6,871	3,711	1,783	730	181	6,405	3,069	416	—	3,485
Tenant recoveries	20,810	17,436	3,121	—	41,367	20,323	8,092	3,214	2,771	34,400	15,876	2,963	—	18,839
Management fee	—	—	—	$ 12,297	12,297	—	—	—	9,531	9,531	—	—	$ 6,275	6,275
Other	960	819	554	1,169	3,502	1,146	171	262	852	2,431	862	212	461	1,535

Total revenues	70,729	69,442	12,373	13,466	166,010	69,187	33,593	12,028	18,978	133,786	55,753	11,354	6,736	73,843

Expenses:
Management Company expense	—	—	—	14,422	14,422	—	—	—	12,100	12,100	—	—	9,616	9,616
Shopping center expenses	25,981	18,981	4,908	—	49,870	25,486	9,370	4,077	2,579	41,512	19,337	4,025	—	23,362
Interest	20,060	23,729	2,920	(337)	46,372	15,283	11,037	2,973	5,028	34,321	13,216	2,525	(378)	15,363
Depreciation and amortization	11,787	10,321	1,349	1,015	24,472	10,726	5,336	1,371	2,282	19,715	8,692	1,439	748	10,879

Total operating costs	57,828	53,031	9,177	15,100	135,136	51,495	25,743	8,421	21,989	107,648	41,245	7,989	9,986	59,220

Gain (loss) on sale of assets	208	—	1,358	(1,140)	426	3	—	176	(372)	(193)	15	30	(188)	(143)
Extraordinary loss on early extinguishment of debt	—	(191)	—	—	(191)	—	—	—	—	—	—	—	—	—
Cumulative effect of change in accounting principle	(527)	(202)	(49)	(9)	(787)	—	—	—	—	—	—	—	—	—

Net income (loss)	$ 12,582	$ 16,018	$ 4,505	$ (2,783)	$ 30,322	$ 17,695	$ 7,850	$ 3,783	$ (3,383)	$ 25,945	$ 14,523	$ 3,395	$ (3,438)	$ 14,480

4. Property:

Property is summarized as follows:

	December 31,
	2000	1999

Land	$ 397,947	$ 399,172
Building improvements	1,716,860	1,603,348
Tenant improvements	56,723	49,654
Equipment & furnishings	12,259	11,272
Construction in progress	44,679	111,089

	2,228,468	2,174,535
Less, accumulated depreciation	(294,884)	(243,120)

	$ 1,933,584	$ 1,931,415

Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $51,764, $52,592 and $46,030, respectively.

A gain on sale of assets of $95,981 for the year ended December 31, 1999 is a result of the Company selling approximately 49% of the membership interests of Stonewood and Lakewood to Ontario Teachers' on October 26, 1999 and the Company's sale of Huntington Center on November 16, 1999.

5. Deferred Charges and Other Assets:

Deferred charges and other assets are summarized as follows:

	December 31,
	2000	1999

Leasing	$ 40,783	$ 32,934
Financing	20,779	20,773

	61,562	53,707
Less, accumulated amortization	(28,761)	(22,131)

	32,801	31,576
Other assets	22,522	23,489

	$ 55,323	$ 55,065

6. Mortgage Notes Payable:

Mortgage notes payable at December 31, 2000 and December 31, 1999 consist of the following:

	Carrying Amount of Notes
	2000		1999
Property Pledged As Collateral	Other	Related Party	Other	Related Party	Interest Rate	Payment Terms		Maturity Date

Wholly-Owned Centers:
Capitola Mall	—	$ 36,587	—	$ 36,983	9.25%	316	(a)	2001
Carmel Plaza	$ 28,626	—	$ 28,869	—	8.18%	202	(a)	2009
Chesterfield Towne Center	63,587	—	64,358	—	9.07%	548	(b)	2024
Citadel	72,091	—	73,377	—	7.20%	554	(a)	2008
Corte Madera, Village at	71,313	—	71,949	—	7.75%	516	(a)	2009
Crossroads Mall-Boulder(c)	—	34,476	—	34,893	7.08%	244	(a)	2010
Fresno Fashion Fair	69,000	—	69,000	—	6.52%	interest only		2008
Greeley Mall	15,328	—	16,228	—	8.50%	187	(a)	2003
Green Tree Mall/Crossroads– OK/Salisbury(d)	117,714	—	117,714	—	7.23%	interest only		2004
Holiday Village	—	17,000	—	17,000	6.75%	interest only		2001
Northgate Mall	—	25,000	—	25,000	6.75%	interest only		2001
Northwest Arkansas Mall	61,011	—	62,080	—	7.33%	434	(a)	2009
Parklane Mall	—	20,000	—	20,000	6.75%	interest only		2001
Queens Center	99,300	—	100,000	—	6.88%	633	(a)	2009
Rimrock Mall	29,845	—	30,445	—	7.70%	244	(a)	2003
Santa Monica Place(e)	84,939	—	80,000	—	7.70%	606	(a)	2010
South Plains Mall	64,077	—	64,623	—	8.22%	454	(a)	2009
South Towne Center	64,000	—	64,000	—	6.61%	interest only		2008
Valley View Center	51,000	—	51,000	—	7.89%	interest only		2006
Villa Marina Marketplace	58,000	—	58,000	—	7.23%	interest only		2006
Vintage Faire Mall(f)	69,853	—	53,537	—	7.89%	508	(a)	2010
Westside Pavilion	100,000	—	100,000	—	6.67%	interest only		2008

Total–Wholly Owned Centers	$ 1,119,684	$ 133,063	$ 1,105,180	$ 133,876

Joint Venture Centers (at pro rata share):
Broadway Plaza (50%)(g)	—	$ 36,032	—	$ 36,690	6.68%	257	(a)	2008
Pacific Premier Retail Trust (51%)(g):
Cascade Mall	$ 13,261	—	$ 13,837	—	6.50%	122	(a)	2014
Kitsap Mall/ Kitsap Place (h)	31,110	—	20,452	—	8.06%	230	(a)	2010
Lakewood Mall (i)	64,770	—	64,770	—	7.20%	interest only		2005
Lakewood Mall (j)	8,224	—	—	—	9.00%	interest only		2002
Los Cerritos Center	60,174	—	60,909	—	7.13%	421	(a)	2006
North Point Plaza	1,821	—	1,889	—	6.50%	16	(a)	2015
Redmond Town Center–Retail	32,176	—	32,743	—	6.50%	224	(a)	2011
Redmond Town Center–Office (k)	—	45,500	—	42,248	6.77%	370	(a)	2009
Stonewood Mall (l)	39,653	—	38,250	—	7.41%	275	(a)	2010
Washington Square	59,441	—	60,471	—	6.70%	421	(a)	2009
Washington Square Too	6,318	—	6,533	—	6.50%	53	(a)	2016
SDG Macerich Properties L.P. (50%) (g)(m)	186,607	—	159,282	—	6.54%	1,120	(a)	2006
SDG Macerich Properties L.P. (50%) (g)(m)	92,250	—	92,500	—	7.21%	interest only		2003
SDG Macerich Properties L.P. (50%) (g)(m)	40,700	—	—	—	7.08%	interest only		2006
West Acres Center (19%) (g)(n)	7,600	—	7,600	—	6.52%	interest only		2009

Total–Joint Venture Centers	$ 644,105	$ 81,532	$ 559,236	$ 78,938

Total–All Centers	$ 1,763,789	$ 214,595	$ 1,664,416	$ 212,814

(a)
This represents the monthly payment of principal and interest.

(b)
This amount represents the monthly payment of principal and interest. In addition, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property's gross receipts (as defined in the loan agreement) exceeds a base amount specified therein. Contingent interest expense recognized by the Company was $417, $385 and $387 for the years ended December 31, 2000, 1999 and 1998, respectively.

(c)
This note was issued at a discount. The discount is being amortized over the life of the loan using the effective interest method. At December 31, 2000 and December 31, 1999, the unamortized discount was $331 and $364, respectively.

(d)
This loan is cross collateralized by Green Tree Mall, Crossroads Mall-Oklahoma and the Centre at Salisbury.

(e)
On October 2, 2000, the Company refinanced this loan with a 10 year fixed rate $85,000 loan bearing interest at 7.70%. The prior loan bore interest at LIBOR plus 1.75%.

(f)
On August 31, 2000, the Company refinanced the debt on Vintage Faire. The prior loan was paid in full and a new note was issued for $70,000 bearing interest at a fixed rate of 7.89% and maturing September 1, 2010. The Company incurred a loss on early extinguishment of the prior debt in 2000 of $984.

(g)
Reflects the Company's pro rata share of debt.

(h)
In connection with the acquisition of this Center, the joint venture assumed $39,425 of debt. At acquisition, this debt was recorded at its fair value of $41,475 which included an unamortized premium of $2,050. This premium was being amortized as interest expense over the life of the loan using the effective interest method. The joint venture's monthly debt service was $349 and was calculated based on an 8.60% interest rate. At December 31, 1999, the joint venture's unamortized premium was $1,365. On June 1, 2000, the joint venture paid off in full the old debt and a new note was issued for $61,000 bearing interest at a fixed rate of 8.06% and maturing June 2010. The new loan is interest only until December 31, 2001. Effective January 1, 2002, monthly principal and interest of $450 will be payable through maturity. The new debt is cross-collateralized by Kitsap Mall and Kitsap Place.

(i)
In connection with the acquisition of this property, the joint venture assumed $127,000 of collateralized fixed rate notes (the "Notes"). The Notes bear interest at an average fixed rate of 7.20% and mature in August 2005. The Notes require the joint venture to deposit all cash flow from the property operations with a trustee to meet its obligations under the Notes. Cash in excess of the required amount, as defined, is released. Included in cash and cash equivalents is $750 of restricted cash deposited with the trustee at December 31, 2000 and at December 31, 1999.

(j)
On July 28, 2000, the joint venture placed a $16,125 floating rate note on the property bearing interest at LIBOR plus 2.25% and maturing July 2002. At December 31, 2000, the total interest rate was 9.0%.

(k)
Concurrent with the acquisition, the joint venture placed $76,700 of debt and obtained a construction loan for an additional $16,000. Principal is drawn on the construction loan as costs are incurred. As of December 31, 2000 and December 31, 1999, $15,038 and $6,745 of principal has been drawn under the construction loan, respectively.

(l)
On December 1, 2000, the joint venture refinanced the debt on Stonewood. The prior loan was paid in full and a new note was issued for $77,750 bearing interest at a fixed rate of 7.41% and maturing December 11, 2010. The joint venture incurred a loss on early extinguishment of the prior debt in 2000 of $375.

(m)
In connection with the acquisition of these Centers, the joint venture assumed $485,000 of mortgage notes payable which are secured by the properties. At acquisition, the $300,000 fixed rate portion of this debt reflected a fair value of $322,700, which included an unamortized premium of $22,700. This premium is being amortized as interest expense over the life of the loan using the effective interest method. At December 31, 2000 and December 31, 1999, the unamortized balance of the debt premium was $16,113 and $18,565, respectively. This debt is due in May 2006 and requires monthly payments of $1,852. $184,500 of this debt is due in May 2003 and requires monthly interest payments at a variable weighted average rate (based on LIBOR) of 7.21% and 6.96% at December 31, 2000 and December 31, 1999, respectively. This variable rate debt is covered by an interest rate cap agreement which effectively prevents the interest rate from exceeding 11.53%. On April 12, 2000, the joint venture issued $138,500 of additional mortgage notes which are secured by the properties and are due in May 2006. $57,100 of this debt requires fixed monthly interest payments of $387 at a weighted average rate of 8.13% while the floating rate notes of $81,400 require monthly interest payments at a variable weighted average rate (based on LIBOR) of 7.08%. This variable rate debt is covered by an interest rate cap agreement which effectively prevents the interest rate from exceeding 11.83%.

(n)
On January 4, 1999, the joint venture replaced the prior debt with a new loan of $40,000. The loan has an interest rate of 6.52% and matures January 2009. The debt is interest only until January 2001 at which time monthly payments of principal and interest will be due in the amount of $299.

Certain mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

Total interest expense capitalized, including the prorata share of joint ventures, during 2000, 1999 and 1998 was $8,619, $7,243 and $3,603, respectively.

The fair value of mortgage notes payable for wholly-owned Centers at December 31, 2000 and December 31, 1999 is estimated to be approximately $1,282,163 and $1,179,469, respectively, based on current interest rates for comparable loans.

The above debt matures as follows:

Years Ending December 31,	Wholly-Owned Centers	Joint Venture Centers (at pro rata share)	Total

2001	$ 108,607	$ 6,812	$ 115,419
2002	11,858	15,762	27,620
2003	52,630	100,660	153,290
2004	129,297	8,977	138,274
2005	12,554	74,468	87,022
2006 and beyond	937,801	518,958	1,456,759

	$ 1,252,747	$ 725,637	$ 1,978,384

The Company is currently in negotiations to refinance $98.6 million of the debt maturing in 2001. The remaining debt maturing in 2001 reflects the amortization of principal on existing debt.

7. Bank and Other Notes Payable:

The Company has a credit facility of $150,000 with a maturity of May 2002, bearing interest at LIBOR plus 1.15% at December 31, 2000. The line of credit was extended in March 2001 with the new interest rate on such credit facility fluctuating between 1.35% and 1.80% over LIBOR. As of December 31, 2000 and December 31, 1999, $59,000 and $57,400 of borrowings were outstanding under this line of credit at interest rates of 7.90% and 7.65%, respectively.

Additionally, as of December 31, 2000, the Company issued $10,776 in letters of credit guaranteeing performance by the Company of certain obligations. The Company does not believe that these letters of credit will result in a liability to the Company.

During January 1999, the Company entered into a bank construction loan agreement to fund $89,200 of costs related to the redevelopment of Pacific View. The loan bore interest at LIBOR plus 2.25% through 2000. In January 2001, the interest rate was reduced to LIBOR plus 1.75% and the loan matures in February 2002. Principal was drawn as construction costs were incurred. As of December 31, 2000 and 1999, $88,340 and $72,671, respectively, of principal has been drawn under the loan.

In addition, the Company had a note payable of $30,600 due in February 2000 payable to the seller of the PPRT portfolio. The note bore interest at 6.5%. The entire $30,600 loan was paid off on February 18, 2000.

8. Convertible Debentures:

During 1997, the Company issued and sold $161,400 of convertible subordinated debentures (the "Debentures") due 2002. The Debentures, which were sold at par, bear interest at 7.25% annually (payable semi-annually) and are convertible into common stock at any time, on or after 60 days, from the date of issue at a conversion price of $31.125 per share. In November and December 2000, the Company purchased and retired $10,552 of the Debentures. The Company recorded a gain on early extinguishment of debt of $1,018 related to the transaction. The Debentures mature on December 15, 2002 and are callable by the Company after June 15, 2002 at par plus accrued interest.

9. Related-Party Transactions:

The Company engaged the Management Companies to manage the operations of its properties and certain unconsolidated joint ventures. During 2000, 1999 and 1998, management fees of $3,094, $3,247 and $2,817, respectively, were paid to the Management Companies by the Company. During 2000, 1999 and 1998, management fees of $7,322, $4,982, and $2,375, respectively, were paid to the Management Companies by the joint ventures.

Certain mortgage notes are held by one of the Company's joint venture partners. Interest expense in connection with these notes was $10,187, $10,171 and $10,224 for the years ended December 31, 2000, 1999 and 1998, respectively. Included in accounts payables and accrued expense is interest payable to these partners of $612 and $513 at December 31, 2000 and 1999, respectively.

In 1997 and 1999, certain executive officers received loans from the Company totaling $6,500. These loans are full recourse to the executives. $6,000 of the loans were issued under the terms of the employee stock incentive plan, bear interest at 7%, are due in 2007 and 2009 and are secured by Company common stock owned by the executives. On February 9, 2000, $300 of the $6,000 of loans was forgiven with respect to three of these officers and charged to compensation expense. The $500 loan issued in 1997 is non interest bearing and is forgiven ratably over a five year term. These loans receivable are included in other assets at December 31, 2000 and 1999.

Certain Company officers and affiliates have guaranteed mortgages of $21,750 at one of the Company's joint venture properties and $2,000 at Greeley Mall.

10. Future Rental Revenues:

Under existing noncancellable operating lease agreements, tenants are committed to pay the following minimum rental payments to the Company:

Years Ending December 31,

2001	$ 170,187
2002	162,050
2003	148,303
2004	133,805
2005	115,448
2006 and beyond	401,437

$ 1,131,230

11. Commitments and Contingencies:

The Company has certain properties subject to noncancellable operating ground leases. The leases expire at various times through 2070, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined. Ground rent expenses, net of amounts capitalized, were $345, $890 and $1,125 for the years ended December 31, 2000, 1999 and 1998, respectively. No contingent rent was incurred for the years ended December 31, 2000, 1999 or 1998.

Minimum future rental payments required under the leases are as follows:

Years Ending December 31,

2001	$ 1,250
2002	2,014
2003	2,014
2004	2,019
2005	2,019
2006 and beyond	115,376

$ 124,692

Perchloroethylene ("PCE") has been detected in soil and groundwater in the vicinity of a dry cleaning establishment at North Valley Plaza, formerly owned by a joint venture of which the Company was a 50% member. The property was sold on December 18, 1997. The California Department of Toxic

Substances Control ("DTSC") advised the Company in 1995 that very low levels of Dichloroethylene ("1,2 DCE"), a degradation byproduct of PCE, had been detected in a municipal water well located 1/4 mile west of the dry cleaners, and that the dry cleaning facility may have contributed to the introduction of 1,2 DCE into the water well. According to DTSC, the maximum contaminant level ("MCL") for 1,2 DCE which is permitted in drinking water is 6 parts per billion ("ppb"). The 1,2 DCE was detected in the water well at a concentration of 1.2 ppb, which is below the MCL. The Company has retained an environmental consultant and has initiated extensive testing of the site. The joint venture agreed (between itself and the buyer) that it would be responsible for continuing to pursue the investigation and remediation of impacted soil and groundwater resulting from releases of PCE from the former dry cleaner. A total of $187, $149 and $153 have already been incurred by the joint venture for remediation and professional and legal fees for the years ending December 31, 2000, 1999 and 1998, respectively. An additional $71 remains reserved by the joint venture as of December 31, 2000. The joint venture has been sharing costs on a 50/50 basis with a former owner of the property and intends to look to additional responsible parties for recovery.

The Company acquired Fresno Fashion Fair in December 1996. Asbestos has been detected in structural fireproofing throughout much of the Center. Testing data conducted by professional environmental consulting firms indicates that the fireproofing is largely inaccessible to building occupants and is well adhered to the structural members. Additionally, airborne concentrations of asbestos were well within OSHA's permissible exposure limit (PEL) of .1 fcc. The accounting for this acquisition includes a reserve of $3,300 to cover future removal of this asbestos, as necessary. The Company incurred $26, $91 and $255 in remediation costs for the years ending December 31, 2000, 1999 and 1998, respectively.

12. Profit Sharing Plan:

The Management Companies and the Company have a retirement profit sharing plan that was established in 1984 covering substantially all of their eligible employees. The plan is qualified in accordance with section 401(a) of the Internal Revenue Code. Effective January 1, 1995, this plan was modified to include a 401(k) plan whereby employees can elect to defer compensation subject to Internal Revenue Service withholding rules. This plan was further amended effective February 1, 1999, to add the Macerich Company Common Stock Fund as a new investment alternative under the plan. A total of 150,000 shares of common stock were reserved for issuance under the plan. Contributions by the Management Companies are made at the discretion of the Board of Directors and are based upon a specified percentage of employee compensation. The Management Companies and the Company contributed $833, $615 and $509 to the plan during the years ended December 31, 2000, 1999 and 1998, respectively.

13. Stock Option Plan:

The Company has established an employee stock incentive plan under which stock options or restricted stock and/or other stock awards may be awarded for the purpose of attracting and retaining executive officers, directors and key employees. The Company has issued options to employees and directors to purchase shares of the Company under the stock incentive plan. The term of these options is ten years from the grant date. These options generally vest 33 1/3% per year over three years and were issued and are exercisable at the market value of the common stock at the grant date.

In addition, the Company has established a plan for non employee directors. The non employee director options have a term of ten years from the grant date, vest six months after grant and are issued at the market value of the common stock on the grant date. The plan reserved 50,000 shares of which 47,500 shares were granted as of December 31, 2000.

The Company issued 559,448 shares of restricted stock under the employees stock incentive plan to executives. These awards are granted based on certain performance criteria for the Company. The restricted stock generally vests over 3 to 5 years and the compensation expense related to these grants is determined by the market value at the vesting date and is amortized over the vesting period on a straight line basis. As of December 31, 2000 and 1999, 169,559 and 85,962 shares, respectively, of restricted stock had vested. A total of 169,556 shares at a weighted average price of $20.125 were issued in 2000, 176,600 shares at a weighted average price of $22.69 were issued in 1999, 83,018 shares at a weighted average price of $28.71 were issued during 1998 and 89,958 shares at a weighted average price of $27.46 were issued during 1997. Restricted stock is subject to restrictions determined by the Company's compensation committee. Restricted stock has the same dividend and voting rights as common stock and is considered issued when vested. Compensation expense for restricted stock was $2,220, $2,037 and $945 in 2000, 1999 and 1998, respectively.

Approximately 31,000 and 319,000 additional shares were reserved and were available for issuance under the stock incentive plan at December 31, 2000 and 1999, respectively. The plan allows for, among other things, granting options or restricted stock at market value.

The Company has established an additional employee stock incentive plan in November of 2000 which provides for the granting of stock options, restricted stock and other stock awards for the purpose of attracting and retaining executive officers, directors and key employees. No stock awards have been granted under this new plan as of December 31, 2000.

						Weighted Average Exercise Price On Exercisable Options At Year End
	Employee Plan		Director Plan		# of Options Exercisable At Year End
	Shares	Option Price Per Share	Shares	Option Price Per Share

Shares outstanding at December 31, 1997	1,619,891	$ 19.00-$ 26.88	32,500	$ 19.00-$ 28.50	1,230,227	$ 20.58

Granted	432,500	$ 27.25-$ 27.380	5,000	$ 25.625
Exercised	(66,080)	$ 19.00	(7,000)	$ 19.00-$ 21.375

Shares outstanding at December 31, 1998	1,986,311	$ 19.00-$ 27.38	30,500	$ 19.00-$ 28.50	1,330,654	$ 19.38

Granted	520,000	$ 23.375	5,000	$ 20.688
Exercised	(88,250)	$ 19.00	—
Forfeited	(18,500)	—	—

Shares outstanding at December 31, 1999	2,399,561	$ 19.00-$ 27.38	35,500	$ 19.00-$ 28.50	1,536,473	$ 21.72

Granted	60,000	$ 19.813-$ 20.313	5,000	$ 19.813
Exercised	(15,000)	$ 19.00	—

Shares outstanding at December 31, 2000	2,444,561	$ 19.00-$ 27.38	40,500	$ 19.00-$ 28.50	1,934,680	$ 21.91

The weighted average exercise price for options granted in 1997 was $27.06, in 1998 was $27.38, in 1999 was $23.35 and in 2000 was $20.12.

The weighted average remaining contractual life for options outstanding at December 31, 2000 was 5 years and the weighted average remaining contractual life for options exercisable at December 31, 2000 was 5 years.

The Company records options granted using Accounting Principles Board (APB) opinion Number 25, "Accounting for Stock Issued to Employees and Related Interpretations." Accordingly, no compensation expense is recognized on the date the options are granted. If the Company had recorded compensation expense using the methodology prescribed in SFAS 123, "Accounting for Stock-Based Compensation," the Company's net income would have been reduced by approximately $471 or $0.01 per share for the year ended December 31, 2000, $488 or $0.01 per share for the year ended December 31, 1999 and $228 or $0.00 per share for the year ended December 31, 1998.

The weighted average fair value of options granted during 2000, 1999 and 1998 were $1.27, $0.98 and $2.01, respectively. The fair value of each option grant issued in 2000, 1999 and 1998 is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (a) dividend yield of 10.2% in 2000, 10% in 1999 and 7.8% in 1998, (b) expected volatility of the Company's stock of 20.35% in 2000, 17.29% in 1999 and 17.26% in 1998, (c) a risk free interest rate based on U.S. Zero Coupon Bonds with time of maturity approximately equal to the options' expected time to exercise and (d) expected option lives of five years for options granted in 2000, 1999 and 1998.

14. Deferred Compensation Plans:

The Company has established deferred compensation plans under which key executives of the Company may elect to defer receiving a portion of their cash compensation otherwise payable in one calendar year until a later year. The Company may, as determined by the Board of Directors at its sole discretion, credit a participant's account with an amount equal to a percentage of the participant's deferral. The Company contributed $387, $296 and $295 to the plans during the years ended December 31, 2000, 1999 and 1998, respectively.

In addition, certain executives have split dollar life insurance agreements with the Company whereby the Company generally pays annual premiums on a life insurance policy in an amount equal to the executives deferral under one of the Company's deferred compensation plans.

15. Stock Repurchase Program:

On November 10, 2000, the Company's Board of Directors approved a stock repurchase program of up to 3.4 million shares of common stock. As of December 31, 2000, the Company repurchased 564,000 shares of its common stock at an average price of $19.02 per share.

16. Cumulative Convertible Redeemable Preferred Stock:

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

The holders of Series A Preferred Stock and Series B Preferred Stock have redemption rights if a change of control of the Company occurs, as defined under the respective Articles Supplementary for each series. Under such circumstances, the holders of the Series A Preferred Stock and Series B Preferred Stock are entitled to require the Company to redeem their shares, to the extent the Company has funds legally available therefor, at a price equal to 105% of their respective liquidation preference plus accrued and unpaid dividends. The Series A Preferred Stock holder also has the right to require the Company to repurchase its shares if the Company fails to be taxed as a REIT for federal tax purposes at a price equal to 115% of its liquidation preference plus accrued and unpaid dividends, to the extent funds are legally available therefor.

Although the Company believes that the likelihood of redemption occurring is remote, it has revised its 1999 consolidated financial statements in accordance with the Securities and Exchange Commission's Accounting Series Release No. 268. As a result, the carrying value of the Series A Preferred Stock and Series B Preferred Stock as redeemable, which was previously presented as a component of common stockholders' equity, has now been presented outside of common stockholders' equity as of December 31, 1999.

The matter described above had no effect on the Company's net income, total assets or total liabilities.

The Company's previously reported redeemable preferred stock was at $0 at December 31, 1999. After reflecting adjustments of $98,934 and $148,402 to present the Series A Preferred Stock and Series B Preferred Stock as redeemable, the redeemable preferred stock, as revised, is $247,336 at December 31, 1999. The Company's previously reported Minority Interest in Operating Partnership was $157,599 at December 31, 1999. In connection with the Series A Preferred Stock and Series B Preferred Stock being presented outside of common stockholders' equity, Minority Interest in Operating Partnership, as revised, is $129,295 at December 31, 1999. The Company's previously reported common stockholders' equity was $620,286 at December 31, 1999. After reflecting adjustments of $98,934 and $148,402 to present the Series A Preferred Stock and Series B Preferred Stock as redeemable and the related adjustment to Minority Interest in Operating Partnership, the Company's common stockholders' equity, as revised, is $401,254 at December 31, 1999.

17. Quarterly Financial Data (Unaudited):

The following is a summary of periodic results of operations for 2000 and 1999:

	2000 Quarter Ended				1999 Quarter Ended
	Dec 31	Sept 30	June 30	Mar 31	Dec 31	Sept 30	June 30	Mar 31

Revenues	$ 91,597	$ 76,937	$ 76,255	$ 75,303	$ 84,676	$ 83,244	$ 80,675	$ 78,849
Income before minority interest and extraordinary items	26,658	15,102	14,628	13,976	117,438	17,200	16,665	17,521
Income before extraordinary items	16,199	8,153	7,597	7,289	84,327	9,153	9,001	9,870
Net income–available to common stockholders	16,879	7,169	7,597	6,326	83,865	9,125	8,986	8,897
Income before extraordinary items and cumulative effect of change in accounting principle per share	$ 0.46	$ 0.24	$ 0.22	$ 0.22	$ 2.48	$ 0.27	$ 0.26	$ 0.29
Net income–available to common stockholders per share–basic	$ 0.46	$ 0.21	$ 0.22	$ 0.22	$ 2.47	$ 0.27	$ 0.26	$ 0.26

For all quarterly balance sheet dates, an amount of $247,366 and approximately $31,000, previously presented in common stockholders' equity is now presented as redeemable preferred stock and minority interest, respectively.

18. Segment Information:

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

19. Subsequent Events:

On February 13, 2001 a dividend/distribution of $0.53 per share was declared for common stockholders and OP Unit holders of record on February 22, 2001. In addition, the Company declared a dividend of $0.53 on the Company's Series A Preferred Stock and a dividend of $0.53 on the Company's Series B Preferred Stock. All dividends/distributions will be payable on March 7, 2001.

Report of Independent Accountants

To the Board of Trustees and Stockholders of Pacific Premier Retail Trust:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 39 present fairly, in all material respects, the financial position of Pacific Premier Retail Trust (the "Trust") at December 31, 2000 and 1999, and the results of its operations and its cash flows for the year ended December 31, 2000 and for the period from February 18, 1999 (Inception) to December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(4) on page 40 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2000, the Trust adopted Staff Accounting Bulletin 101.

PricewaterhouseCoopers LLP
February 13, 2001

PACIFIC PREMIER RETAIL TRUST
(A Maryland Real Estate Investment Trust)

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31,
	2000	1999

ASSETS:
Property, net	$ 1,001,484	$ 984,743
Cash and cash equivalents	12,174	4,295
Tenant receivables, net	9,756	6,793
Deferred rent receivables	5,806	2,501
Deferred charges, less accumulated amortization of $851 and $161 at December 31, 2000 and 1999, respectively	3,745	1,116
Other assets	612	778

Total assets	$ 1,033,577	$ 1,000,226

LIABILITIES AND STOCKHOLDERS' EQUITY:
Mortgage notes payable:
Related parties	$ 89,215	$ 82,839
Others	621,465	587,948

Total	710,680	670,787
Accounts payable	2,524	3,086
Accrued interest payable	3,705	3,556
Accrued real estate taxes	1,486	912
Tenant security deposits	1,171	1,018
Other accrued liabilities	3,425	9,192
Due to related parties	1,802	1,479

Total liabilities	724,793	690,030

Commitments (Note 8)
Stockholders' equity:
Series A redeemable preferred stock, $.01 par value, 625 shares authorized, issued and outstanding at December 31, 2000 and 1999	—	—
Common stock, $.01 par value, 219,611 shares authorized issued and outstanding at December 31, 2000 and 1999	2	2
Additional paid in capital	307,613	307,613
Accumulated earnings	1,169	2,581

Total stockholders' equity	308,784	310,196

Total liabilities and stockholders' equity	$ 1,033,577	$ 1,000,226

The accompanying notes are an integral part of these financial statements.

PACIFIC PREMIER RETAIL TRUST
(A Maryland Real Estate Investment Trust)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2000 and
for the Period from February 18, 1999 (Inception)
through December 31, 1999

(Dollars in thousands)

	2000	1999

Revenues:
Minimum rents	$ 94,496	$ 46,170
Percentage rents	5,872	3,497
Tenant recoveries	34,187	15,866
Other income	1,605	336

Total revenues	136,160	65,869

Expenses:
Interest	46,527	21,642
Depreciation and amortization	20,238	10,463
Maintenance and repairs	9,051	4,627
Real estate taxes	10,317	4,743
Management fees	4,584	2,253
General and administrative	2,280	1,132
Ground rent	634	905
Insurance	891	301
Marketing	895	662
Utilities	4,978	2,012
Security	3,524	1,724

Total expenses	103,919	50,464

Income before minority interest, extraordinary item and cumulative effect of change in accounting principle	32,241	15,405
Minority interest	63	14
Extraordinary loss on early extinguishment of debt	375	—
Cumulative effect of change in accounting principle	397	—

Net income	$ 31,406	$ 15,391

The accompanying notes are an integral part of these financial statements.

PACIFIC PREMIER RETAIL TRUST
(A Maryland Real Estate Investment Trust)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Year Ended December 31, 2000 and
for the Period from February 18, 1999 (Inception)
through December 31, 1999

(Dollars in thousands, except share data)

	Common stock (# of shares)	Preferred stock (# of shares)	Common stock Par value	Additional Paid in capital	Accumulated Earnings	Total Stockholders' Equity

Common stock issued to Macerich PPR Corp.	111,691		$ 1	$ 115,527		$ 115,528
Common stock issued to Ontario Teachers' Pension Plan Board	107,920		1	189,677		189,678
Preferred stock issued		625		2,500		2,500
Issuance costs				(91)		(91)
Distributions paid to Macerich PPR Corp.					$ (6,524)	(6,524)
Distributions paid to Ontario Teachers' Pension Plan Board					(6,268)	(6,268)
Other distributions paid					(18)	(18)
Net income					15,391	15,391

Balance December 31, 1999	219,611	625	2	307,613	2,581	310,196
Cash contributions by Macerich PPR Corp.					8,679	8,679
Cash contributions by Ontario Teachers' Pension Plan Board					8,340	8,340
Distributions paid to Macerich PPR Corp.					(25,324)	(25,324)
Distributions paid to Ontario Teachers' Pension Plan Board					(24,438)	(24,438)
Other distributions paid					(75)	(75)
Net income					31,406	31,406

Balance December 31, 2000	219,611	625	$ 2	$ 307,613	$ 1,169	$ 308,784

The accompanying notes are an integral part of these financial statements.

PACIFIC PREMIER RETAIL TRUST
(A Maryland Real Estate Investment Trust)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2000 and
for the Period from February 18, 1999 (Inception)
through December 31, 1999

(Dollars in thousands)

	2000	1999

Cash flows from operating activities:
Net income	$ 31,406	$ 15,391
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,238	10,463
Extraordinary loss on early extinguishment of debt	375	—
Cumulative effect of change in accounting principle	397	—
Changes in assets and liabilities:
Tenant receivables, net	(3,360)	(3,438)
Deferred rent receivables	(3,305)	(2,501)
Other assets	166	27
Accounts payable	(562)	2,870
Accrued interest payable	149	2,285
Accrued real estate taxes	574	(1,228)
Tenant security deposits	153	315
Other accrued liabilities	(5,767)	5,449
Due to related parties	323	4,108

Total adjustments	9,381	18,350

Net cash flows provided by operating activities	40,787	33,741

Cash flows from investing activities:
Acquisition of property and improvements	(36,284)	(389,536)
Deferred leasing costs	(2,372)	(704)

Net cash flows used in investing activities	(38,656)	(390,240)

Cash flows from financing activities:
Proceeds from notes payable	163,188	203,444
Payments on notes payable	(123,670)	(4,942)
Net proceeds from preferred stock offering	—	409
Contributions	17,019	175,266
Distribution	(49,762)	(12,792)
Preferred dividends paid	(75)	(18)
Deferred finance costs	(952)	(573)

Net cash flows provided by financing activities	5,748	360,794

Net increase in cash	7,879	4,295
Cash, beginning of period	4,295	—

Cash, end of year	$ 12,174	$ 4,295

Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$ 46,378	$ 18,087

Non-cash transactions:
Non-cash contribution of assets, net of assumed debt	—	$ 131,100

Non-cash assumption of debt	—	$ 150,625

The accompanying notes are an integral part of these financial statements.

1. Organization and Basis of Presentation:

On February 18, 1999, Macerich PPR Corp. (the "Corp"), an indirect wholly owned subsidiary of The Macerich Company (the "Company"), and Ontario Teachers' Pension Plan Board ("Ontario Teachers"') acquired a portfolio of properties in the first of a two-phase acquisition and formed the Pacific Premier Retail Trust (the "Trust").

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

The properties as of December 31, 2000 and their locations are as follows:

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

2. Summary of Significant Accounting Policies:

Cash and Cash Equivalents:
The Trust considers all highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents, for which cost approximates fair value. Included in cash is restricted cash of $2,009 and $1,299 at December 31, 2000 and 1999, respectively.

Tenant Receivables:
Included in tenant receivables are accrued overage rents of $2,630 and $2,835 and an allowance for doubtful accounts of $258 and $171 at December 31, 2000 and 1999, respectively.

Revenues:
Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight lining of rent adjustment." Rental income was increased by $3,306 and $2,501 in 2000 and 1999, respectively, due to the straight lining of rents. Percentage rents are recognized on an accrual basis. Recoveries from tenants for real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable costs are incurred.

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

The Trust assesses whether there has been an impairment in the value of its long-lived assets by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenants' ability to perform their duties and pay rent under the terms of the leases. The Trust may recognize an impairment loss if the income stream is not sufficient to cover its investments. Such a loss would be determined as the difference between the carrying value and the fair value of a property. Management believes no such impairment has occurred in its net property carrying values at December 31, 2000 and 1999.

Deferred Charges:
Costs relating to financing of properties and obtaining tenant leases are deferred and amortized over the initial term of the agreement. The straight-line method is used to amortize all costs except financing, for which the effective interest method is used. The range of the terms of the agreements are as follows:

Deferred lease costs	1-9 years
Deferred financing costs	1-12 years

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

Accounting Pronouncements:
In December 1999, the Securities and Exchange Committee issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which became effective for periods beginning after December 15, 1999. This bulletin modified the timing of revenue recognition for percentage rent received from tenants. This change will defer recognition of a significant amount of percentage rent for the first three calendar quarters into the fourth quarter. The Trust applied this change in accounting principle as of January 1, 2000. The cumulative effect of this change in accounting principle at the adoption date of January 1, 2000, was approximately $397. If the Trust had recorded percentage rent using the methodology prescribed in SAB 101, the Trust's net income would have been reduced by $397 for the period ended December 31, 1999.

In June 1998, FASB issued Statement of Financial Accounting Standard ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which requires companies to record derivatives on the balance sheet, measured at fair value. Changes in the fair values of those derivatives will be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities," which delays the implementation of SFAS 133 from January 1, 2000 to January 1, 2001. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an

Amendment of FASB Statement No. 133," ("SFAS 138") which amends the accounting and reporting standards of SFAS 133. The Trust has determined the implementation of SFAS 133 and SFAS 138 will not have an impact on its consolidated financial statements.

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

AT&T Wireless Services represented 12.8% and 9.5% of total minimum rents in place as of December 31, 2000 and 1999, respectively; and no other tenant represented more than 3.8% and 2.7% of total minimum rents as of December 31, 2000 and 1999.

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

3. Property:

Property is summarized as follows:

	December 31,
	2000	1999

Land	$ 237,754	$ 239,194
Building and improvements	783,170	735,258
Tenant improvements	2,348	89
Equipment and furnishings	1,417	148
Construction in progress	6,640	20,356

	1,031,329	995,045
Less, accumulated depreciation	(29,845)	(10,302)

	$ 1,001,484	$ 984,743

4. Mortgage Notes Payable:

Mortgage notes payable at December 31, 2000 and 1999 consist of the following:

	Carrying Amount of Notes
	2000		1999
Property Pledged As Collateral	Other	Related Party	Other	Related Party	Interest Rate	Payment Terms		Maturity Date

Cascade Mall	$ 26,002	—	$ 27,130	—	6.50%	239	(a)	2014
Kitsap Mall/Kitsap Place(b)	61,000	—	40,101	—	8.06%	450	(a)	2010
Lakewood Mall(c)	127,000	—	127,000	—	7.20%	interest only		2005
Lakewood Mall(d)	16,125	—	—	—	9.00%	interest only		2002
Los Cerritos Center	117,988	—	119,430	—	7.13%	826	(a)	2006
North Point Plaza	3,571	—	3,705	—	6.50%	31	(a)	2015
Redmond Town Center–Retail	63,090	—	64,202	—	6.50%	439	(a)	2011
Redmond Town Center–Office(e)	—	$ 89,215	—	$ 82,839	6.77%	726	(a)	2009
Stonewood Mall(f)	77,750	—	75,000	—	7.41%	539	(a)	2010
Washington Square	116,551	—	118,571	—	6.70%	825	(a)	2009
Washington Square Too	12,388	—	12,809	—	6.50%	104	(a)	2016

Total	$ 621,465	$ 89,215	$ 587,948	$ 82,839

(a)
This represents the monthly payment of principal and interest.
(b)
In connection with the acquisition of this property, the Trust assumed $39,425 of debt. At acquisition, this debt was recorded at fair value of $41,475 which included an unamortized premium of $2,050. This premium was being amortized as interest expense over the life of the loan using the effective interest method. The Trust's monthly debt service was $349 and was calculated based on an 8.60% interest rate. At December 31, 1999, the Trust's unamortized premium was $1,365. On June 1, 2000, the Trust paid off in full the old debt and a new note was issued for $61,000 bearing interest at a fixed rate of 8.06% and maturing June 2010. The new loan is interest only until December 31, 2001. Effective January 1, 2002, monthly principal and interest of $450 will be payable through maturity. The new debt is cross-collateralized by Kitsap Mall and Kitsap Place.
(c)
In connection with the acquisition of this property, the Trust assumed $127,000 of collateralized fixed rate notes (the "Notes"). The Notes bear interest at an average fixed rate of 7.20% and mature in August 2005. The Notes require the Trust to deposit all cash flow from the property operations with a trustee to meet its obligations under the Notes. Cash in excess of the required amount, as defined, is released. Included in cash and cash equivalents is $750 of restricted cash deposited with the trustee at December 31, 2000 and 1999.
(d)
On July 28, 2000, the Trust placed a $16,125 floating rate note on the property bearing interest at LIBOR plus 2.25% and maturing July 2002. At December 31, 2000, the total interest rate was 9.0%.
(e)
Concurrent with the acquisition of the property, the Trust placed $76,700 of debt and obtained a construction loan for an additional $16,000. Principal is drawn on the construction loan as costs are incurred. As of December 31, 2000 and 1999, $15,038 and $6,745 of principal has been drawn under the construction loan, respectively.
(f)
On December  1, 2000, the Trust refinanced the debt on this property. The old loan was paid in full and a new note was issued for $77,750 bearing interest at a fixed rate of 7.41% and maturing December 11, 2010. The Trust incurred a loss on early extinguishment of the old debt in 2000 of $375.

Certain mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

Total interest costs capitalized for the years ended December 31, 2000 and 1999 was $1,905 and $290, respectively.

The fair value of mortgage notes payable at December 31, 2000 and 1999 is estimated to be approximately $714,084 and $621,393, respectively, based on interest rates for comparable loans.

The above debt matures as follows:

Years Ending December 31,

2001	$ 9,389
2002	26,681
2003	11,986
2004	12,806
2005	140,905
2006 and beyond	508,913

$ 710,680

5. Related Party Transactions:

The Trust engages the Macerich Management Company (the "Management Company"), an affiliate of the Company, to manage the operations of the Trust. The Management Company provides property management, leasing, corporate, redevelopment and acquisitions services to the properties of the Trust. In consideration of these services, the Management Company receives monthly management fees ranging from 1.0% to 4.0% of the gross monthly rental revenue of the properties managed. During the year ended 2000 and the period ended 1999, the Trust incurred management fees of $4,584 and $2,253, respectively, to the Management Company.

A mortgage note collateralized by the office component of Redmond Town Center is held by one of the Company's joint venture partners. In connection with this note, interest expense was $4,953 and $2,192 during the year ended December 31, 2000 and the period ended 1999, respectively. Additionally, $386 and $248 of interest costs were capitalized during the year ended December 31, 2000 and the period ended 1999, respectively, in relation to this note.

6. Future Rental Revenues:

The property leases generally provide for fixed annual minimum rent, overage rent based on sales, and reimbursement for certain operating expenses, including real estate taxes. For leases in effect at December 31, 2000, fixed minimum rents to be received in each of the next five years and thereafter are summarized as follows:

2001	$ 88,792
2002	86,274
2003	80,406
2004	74,884
2005	68,056
Thereafter	328,607

$ 727,019

7. Redeemable Preferred Stock:

On October 6, 1999, the Trust issued 125 shares of Series A Redeemable Preferred Shares of Beneficial Interest ("Preferred Stock") for proceeds totaling $500 in a private placement. On October 26, 1999, the Trust issued 254 and 246 shares of Preferred Stock to the Corp and Ontario Teachers', respectively. The Preferred Stock can be redeemed by the Trust at any time with 15 days notice for $4,000 per share plus accumulated and unpaid dividends and the applicable redemption premium. The Preferred Stock will pay a semiannual dividend equal to $300 per share. The Preferred Stock has limited voting rights.

8. Commitments:

The Trust has certain properties subject to non-cancelable operating ground leases. The leases expire at various times through 2069, subject in some cases to options to extend the terms of the lease. Ground rent expense, net of amounts capitalized, was $634 and $905 for the year ended December 31, 2000 and the period ended 1999, respectively.

Minimum future rental payments required under the leases are as follows:

Years Ending December 31,

2001	$ 1,130
2002	1,130
2003	1,145
2004	1,145
2005	1,145
Thereafter	64,129

$ 69,824

Independent Auditors' Report

The Partners SDG Macerich Properties, L.P.:

We have audited the accompanying balance sheets of SDG Macerich Properties, L.P. as of December 31, 2000 and 1999, and the related statements of operations, cash flows, and partners' equity for each of the years in the three year period ended December 31, 2000. In connection with our audits of the financial statements, we have also audited the related financial statement schedule (Schedule III). These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SDG Macerich Properties, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule (Schedule III), when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2(a) to the financial statements, the Partnership changed its method of accounting for overage rent in 2000.

Indianapolis, Indiana
February 9, 2001

SDG MACERICH PROPERTIES, L.P.

BALANCE SHEETS

As of December 31, 2000 and 1999

(Dollars in thousands)

	2000	1999

ASSETS:
Properties:
Land	$ 199,962	200,123
Building and improvements	829,542	815,559
Equipment and furnishings	1,955	1,125

	1,031,459	1,016,807
Less accumulated depreciation	62,019	38,818

	969,440	977,989
Cash and cash equivalents	7,088	8,332
Tenant receivables, including accrued revenue, less allowance for doubtful accounts of $1,648 and $979	20,507	20,700
Due from affiliates	97	126
Deferred financing costs, net of accumulated amortization of $358	2,508	—
Prepaid real estate taxes and other assets	1,327	2,052

	$ 1,000,967	1,009,199

LIABILITIES AND PARTNERS' EQUITY:
Mortgage notes payable	$ 639,114	503,565
Accounts payable	5,945	7,755
Due to affiliates	156	447
Accrued real estate taxes	15,223	14,859
Accrued interest expense	2,064	1,562
Accrued management fee	557	508
Other liabilities	681	674

Total liabilities	663,740	529,370
Partners' equity	337,227	479,829

	$ 1,000,967	1,009,199

See accompanying notes to financial statements.

SDG MACERICH PROPERTIES, L.P.

STATEMENTS OF OPERATIONS

Years ended December 31, 2000, 1999 and 1998

(Dollars in thousands)

	2000	1999	1998

Revenues:
Minimum rents	$ 91,333	88,051	72,016
Overage rents	5,848	6,905	5,782
Tenant recoveries	47,593	47,161	35,806
Other	2,599	2,382	1,822

	147,373	144,499	115,426

Expenses:
Property operations	17,955	18,750	13,561
Depreciation of properties	23,201	21,451	17,383
Real estate taxes	18,464	18,603	13,577
Repairs and maintenance	8,577	6,979	6,312
Advertising and promotion	6,843	7,481	5,013
Management fees	3,762	3,763	3,062
Provision for credit losses	1,289	748	809
Interest on mortgage notes	40,477	30,565	26,432
Other	584	768	231

	121,152	109,108	86,380

Income before cumulative effect of a change in accounting principle	26,221	35,391	29,046
Cumulative effect of a change in accounting for overage rent	(1,053)	—	—

Net income	$ 25,168	35,391	29,046

See accompanying notes to financial statements.

SDG MACERICH PROPERTIES, L.P.

STATEMENTS OF CASH FLOWS

Years ended December 31, 2000, 1999 and 1998

(Dollars in thousands)

	2000	1999	1998

Cash flows from operating activities:
Net income	$ 25,168	35,391	29,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of properties	23,201	21,451	17,383
Amortization of debt premium	(2,451)	(2,303)	(1,843)
Amortization of financing costs	358	—	—
Change in tenant receivables	192	(121)	(14,452)
Other items	(1,481)	(2,248)	8,344

Net cash provided by operating activities	44,987	52,170	38,478

Cash flows from investing activities:
Acquisition of properties, net of mortgage notes and other liabilities assumed of $519,259 in 1998	—	—	(480,392)
Additions to properties	(14,819)	(12,394)	(4,922)
Proceeds from sale of land	424	—	—

Net cash used by investing activities	(14,395)	(12,394)	(485,314)

Cash flows from financing activities:
Payments of mortgage note	(500)	—	—
Proceeds from mortgage notes payable	138,500	—	—
Deferred financing costs	(2,866)	—	—
Contributions by partners	—	—	480,392
Distributions to partners, net of $800 non-cash in 2000	(166,970)	(40,600)	(24,400)

Net cash provided by financing activities	(31,836)	(40,600)	455,992

Net change in cash and cash equivalents	(1,244)	(824)	9,156
Cash and cash equivalents at beginning of year	8,332	9,156	—

Cash and cash equivalents at end of year	$ 7,088	8,332	9,156

Supplemental cash flow information:
Cash payments for interest	$ 42,231	32,868	26,713

See accompanying notes to financial statements.

SDG MACERICH PROPERTIES, L.P.

STATEMENTS OF PARTNERS' EQUITY

Years ended December 31, 2000, 1999 and 1998

(Dollars in thousands)

	Simon Property Group, Inc. affiliates	The Macerich Company affiliates	Total

Percentage ownership interest	50%	50%	100%

Balance at January 1, 1998	$ —	—	—
Contributions	240,196	240,196	480,392
Distributions	(12,200)	(12,200)	(24,400)
Net income for the year	14,523	14,523	29,046

Balance at December 31, 1998	242,519	242,519	485,038
Distributions	(20,300)	(20,300)	(40,600)
Net income for the year	17,695	17,696	35,391

Balance at December 31, 1999	239,914	239,915	479,829
Distributions	(83,885)	(83,885)	(167,770)
Net income for the year	12,584	12,584	25,168

Balance at December 31, 2000	$ 168,613	$ 168,614	$ 337,227

See accompanying notes to financial statements.

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

(b) Properties
Affiliates of Simon and Macerich each manage six of the shopping centers. The shopping centers and their locations are as follows:

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

The shopping center leases generally provide for fixed annual minimum rent, overage rent based on sales, and reimbursement for certain operating expenses, including real estate taxes. For leases in effect at December 31, 2000, fixed minimum rents to be received in each of the next five years and thereafter are summarized as follows:

2001	$ 75,525
2002	69,358
2003	62,458
2004	55,087
2005	44,402
Thereafter	155,872

$462,702

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

During January 2000, the Emerging Issues Task Force addressed certain revenue recognition policies which required overage rent to be recognized as revenue only when each tenant's sales exceeded its threshold. The Partnership previously recognized overage rent before the threshold was met based on tenant sales over a prorated base sales amount. The Partnership changed its accounting effective January 1, 2000 and recorded a loss for the cumulative effect of the change of $1,053.

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

Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. All repairs and maintenance items are expensed as incurred.

The Partnership assesses whether there has been an impairment in the value of a property by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenants' ability to perform their duties and pay rent under the terms of the leases. The Partnership would recognize an impairment loss if the estimated future income stream of a property is not sufficient to recover its investment. Such a loss would be the difference between the carrying value and the fair value of a property. Management believes no impairment in its net property carrying values have occurred.

(d) Financing Costs
Financing costs of $2,866 related to the proceeds of mortgage notes obtained April 12, 2000 are being amortized to interest expense over the remaining life of the notes.

(e) Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(f) Income Taxes
As a partnership, the allocated share of income or loss for the year is includable in the income tax returns of the partners; accordingly, income taxes are not reflected in the accompanying financial statements.

(3) Mortgage Notes Payable and Fair Value of Financial Instruments

In connection with the acquisition of the properties in 1998, the Partnership assumed $485,000 of mortgage notes secured by the properties. The notes consist of $300,000 of debt that is due in May 2006 and requires monthly interest payments at a fixed weighted average rate of 7.41% and $185,000 of debt that is due in May 2003 and requires monthly interest payments at a variable weighted average rate (based on LIBOR) of 7.21% at December 31, 2000 (6.96% at December 31, 1999). The variable rate debt is covered by an interest cap agreement that effectively prevents the variable rate from exceeding 11.53%. In March 2000, the Partnership made a principal payment of $500 on the variable rate debt in order to obtain $138,500 of additional mortgage financing.

The fair value assigned to the $300,000 fixed-rate debt at the acquisition date based on an estimated market interest rate of 6.23% was $322,711, and the resultant debt premium is being amortized to interest expense over the remaining term of the debt using a level yield method. At December 31, 2000 and 1999, the unamortized balance of the debt premium was $16,114 and $18,565, respectively.

On April 12, 2000, the Partnership obtained $138,500 of additional mortgage financing which is also secured by the properties. The notes consist of $57,100 of debt that requires monthly interest payments at a fixed weighted average rate of 8.13% and $81,400 of debt that requires monthly interest payments at a variable weighted average rate (based on LIBOR) of 7.08% at December 31, 2000. All of the notes mature on May 15, 2006. The variable rate debt is covered by an interest cap agreement that effectively prevents the variable rate from exceeding 11.83%.

The fair value of the fixed-rate debt of $357,100 at December 31, 2000 and $300,000 at December 31, 1999, based on an interest rate of 6.94% and 8.34%, respectively, is estimated to be $368,892 and $288,261, respectively. The carrying value of the variable-rate debt of $265,900 and the Partnership's other financial instruments are estimated to approximate their fair values.

SFAS 133 will be effective for the Partnership beginning January 1, 2001 and may not be applied retroactively. The fair value of the interest rate cap agreements is to be reflected in the balance sheet as derivative financial instruments, and changes in the fair values are to be recognized currently in earnings or other comprehensive earnings. The impact of this change of accounting is not significant.

Interest costs of $195 were capitalized in 2000 as a component of the cost of major development projects.

(4) Management Services

Management fees incurred in 2000, 1999 and 1998 totaled $1,900, $1,960 and $1,592, respectively, for the Simon-managed properties and $1,862, $1,803 and $1,470, respectively, for the Macerich-managed properties, both based on a fee of 4% of gross receipts, as defined.

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000

(Dollars in thousands)

Schedule III. Real Estate and Accumulated Depreciation

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
				Cost Capitalized Subsequent to Acquisition
	Land	Building and Improvements	Equipment and Furnishings		Land	Building and Improvements	Furniture, Fixtures and Equipment	Construction in Progress	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation

Shopping Centers/Entities:
Bristol Shopping Center	$ 132	$ 11,587	$ 0	$ 1,610	$ 132	$ 13,187	$ 0	$ 10	$ 13,329	$ 6,719	$ 6,610
Boulder Plaza	2,919	9,053	0	818	2,919	9,871	0	0	12,790	3,577	9,213
Capitola Mall	11,312	46,689	0	1,988	11,309	48,562	88	30	59,989	6,542	53,447
Carmel Plaza	9,080	36,354	0	969	9,080	37,182	34	107	46,403	2,343	44,060
Chesterfield Towne Center	18,517	72,936	2	17,037	18,517	87,779	2,186	10	108,492	18,796	89,696
Citadel, The	21,600	86,711	0	3,927	21,600	90,061	386	191	112,238	7,580	104,658
Corte Madera, Village at	24,433	97,821	0	1,904	24,433	99,509	172	44	124,158	6,435	117,723
County East Mall	4,096	20,317	1,425	7,737	4,099	28,471	821	184	33,575	12,824	20,751
Crossroads Mall–Boulder	50	37,793	64	42,047	21,616	42,405	161	15,772	79,954	25,601	54,353
Crossroads Mall–Oklahoma	10,279	43,486	291	13,584	12,671	53,556	380	1,033	67,640	11,067	56,573
Fresno Fashion Fair	17,966	72,194	0	(997)	17,966	70,620	148	429	89,163	7,478	81,685
Great Falls Marketplace	2,960	11,840	0	1,167	3,090	12,877	0	0	15,967	969	14,998
Greeley Mall	5,601	12,648	13	8,124	5,601	20,585	172	28	26,386	11,661	14,725
Green Tree Mall	4,947	14,925	332	23,652	4,947	38,355	554	0	43,856	24,042	19,814
Holiday Village Mall	3,491	18,229	138	18,628	5,268	34,957	252	9	40,486	23,308	17,178
Northgate Mall	8,400	34,865	841	20,309	8,400	54,812	991	212	64,415	23,053	41,362
Northwest Arkansas Mall	18,800	75,358	0	1,272	18,800	76,544	61	25	95,430	4,119	91,311
Pacific View	8,697	8,696	0	98,028	8,697	102,323	285	4,117	115,422	2,397	113,025
Parklane Mall	2,311	15,612	173	15,635	2,426	25,293	433	5,579	33,731	18,190	15,541
Queens Center	21,460	86,631	8	6,997	21,454	87,514	647	5,481	115,096	11,532	103,564
Rimrock Mall	8,737	35,652	0	3,940	8,737	39,429	119	44	48,329	4,462	43,867
Salisbury, The Centre at	15,290	63,474	31	2,009	15,284	64,937	583	0	80,804	9,490	71,314
Santa Monica Place	26,400	105,600	0	405	26,400	105,857	28	120	132,405	3,199	129,206
South Plains Mall	23,100	92,728	0	2,650	23,100	95,145	160	73	118,478	6,355	112,123
South Towne Center	19,600	78,954	0	6,922	19,600	85,621	218	37	105,476	8,896	96,580
Valley View Center	17,100	68,687	0	16,098	17,100	74,957	655	9,173	101,885	8,955	92,930
Villa Marina Marketplace	15,852	65,441	0	518	15,852	65,891	41	27	81,811	8,680	73,131
Vintage Faire Mall	14,902	60,532	0	1,347	14,298	60,411	728	1,344	76,781	6,747	70,034
Westside Pavilion	34,100	136,819	0	11,096	34,100	145,359	1,956	600	182,015	9,350	172,665
The Macerich Partnership, L.P.	451	1,844	0	(330)	451	1,513	0	0	1,964	517	1,447

	$ 372,583	$ 1,523,476	$ 3,318	$ 329,091	$ 397,947	$ 1,773,583	$ 12,259	$ 44,679	$ 2,228,468	$ 294,884	$ 1,933,584

Depreciation and amortization of the Company's investment in buildings and improvements reflected in the statements of income are calculated over the estimated useful lives of the asset as follows:

Buildings and improvements	5-40 years
Tenant improvements	life of related lease
Equipment and furnishings	5-7 years

The changes in total real estate assets for the three years ended December 31, 2000 are as follows:

	1998	1999	2000

Balance, beginning of year	$ 1,607,429	$ 2,213,125	$ 2,174,535
Additions	605,696	224,322	53,933
Disposals and retirements	—	(262,912)	—

Balance, end of year	$ 2,213,125	$ 2,174,535	$ 2,228,468

The changes in accumulated depreciation and amortization for the three years ended December 31, 2000 are as follows:

	1998	1999	2000

Balance, beginning of year	$ 200,250	$ 246,280	$ 243,120
Additions	46,030	52,592	51,764
Disposals and retirements	—	(55,752)	—

Balance, end of year	$ 246,280	$ 243,120	$ 294,884

				Gross Amount Which Carried at Close of Period
	Initial Cost to Trust		Cost Capitalized Subsequent to Acquisition
						Furniture, Fixtures and Equipment				Total Cost Net of Accumulated Depreciation
Properties:	Land	Building and Improvements		Land	Building and Improvements		Construction in Progress	Total	Accumulated Depreciation

Cascade Mall	$ 8,200	$ 32,843	$ 566	$ 8,200	$ 33,270	$ 109	$ 30	$ 41,609	$ 1,599	$ 40,010
Creekside Crossing Mall	620	2,495	27	620	2,500	—	22	3,142	121	3,021
Cross Court Plaza	1,400	5,629	20	1,400	5,649	—	—	7,049	270	6,779
Kitsap Mall	13,590	56,672	183	13,590	56,832	23	—	70,445	2,794	67,651
Kitsap Place Mall	1,400	5,627	35	1,400	5,662	—	—	7,062	272	6,790
Lakewood Mall	48,025	112,059	23,590	48,025	130,868	683	4,098	183,674	3,507	180,167
Los Cerritos Center	57,000	133,000	999	57,000	133,664	304	31	190,999	4,126	186,873
Northpoint Plaza	1,400	5,627	30	1,400	5,657	—	—	7,057	272	6,785
Redmond Towne Center	18,381	73,868	8,270	16,942	81,104	45	2,428	100,519	3,740	96,779
Redmond Office	20,676	90,929	15,191	20,676	106,120	—	—	126,796	3,483	123,313
Stonewood Mall	30,902	72,104	283	30,901	72,205	183	—	103,289	2,252	101,037
Washington Square Mall	33,600	135,084	913	33,600	135,897	69	31	169,597	6,637	162,960
Washington Square Too	4,000	16,087	4	4,000	16,090	1	—	20,091	772	19,319

	$ 239,194	$ 742,024	$ 50,111	$ 237,754	$ 785,518	$ 1,417	$ 6,640	$ 1,031,329	$ 29,845	$ 1,001,484

Depreciation and amortization of the Trust's investment in buildings and improvements reflected in the statement of income are calculated over the estimated useful lives of the asset as follows:

Buildings and improvements	5-39 years
Tenant improvements	life of related lease
Equipment and furnishings	5-7 years

The changes in total real estate assets for the two years ended December 31, 2000 are as follows:

	1999	2000

Balance, beginning of year	—	$ 995,045
Acquisitions	$ 981,218	—
Additions	13,827	36,284
Disposals and retirements	—	—

Balance, end of year	$ 995,045	$ 1,031,329

The changes in accumulated depreciation and amortization for the two years ended December 31, 2000 are as follows:

	1999	2000

Balance, beginning of year	—	$ 10,302
Additions	$ 10,302	19,543
Disposals and retirements	—	—

Balance, end of year	$ 10,302	$ 29,845

Schedule III. Real Estate and Accumulated Depreciation

						Gross Book Value at December 31, 2000
		Initial Cost to Partnership
					Costs Capitalized Subsequent to Acquisition
Shopping Center(1)	Location	Land	Building and Improvements	Equipment and Furnishings		Land	Building and Improvements	Equipment and Furnishings	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation

Mesa Mall	Grand Junction, Colorado	$ 11,155	44,635	—	1,222	11,155	45,832	25	3,465	53,547
Lake Square Mall	Leesburg, Florida	7,348	29,392	—	811	7,348	30,117	86	2,511	35,040
South Park Mall	Moline, Illinois	21,341	85,540	—	3,673	21,341	88,955	258	6,714	103,840
Eastland Mall	Evansville, Indiana	28,160	112,642	—	3,759	28,160	116,054	347	8,685	135,876
Lindale Mall	Cedar Rapids, Iowa	12,534	50,151	—	1,017	12,534	51,137	31	3,797	59,905
North Park Mall	Davenport, Iowa	17,210	69,042	—	2,825	17,210	71,497	370	5,325	83,752
South Ridge Mall	Des Moines, Iowa	11,524	46,097	—	4,497	12,112	49,851	155	3,758	58,360
Granite Run Mall	Media, Pennsylvania	26,147	104,671	—	2,060	26,147	106,424	307	7,846	125,032
Rushmore Mall	Rapid City, South Dakota	12,089	50,588	—	1,709	12,089	52,256	41	4,115	60,271
Empire Mall	Sioux Falls, South Dakota	23,706	94,860	—	7,171	23,697	101,914	126	7,281	118,456
Empire East	Sioux Falls, South Dakota	2,073	8,291	—	13	2,073	8,304	—	603	9,774
Southern Hills Mall	Sioux City, South Dakota	15,697	62,793	—	1,672	15,697	64,368	97	4,784	75,378
Valley Mall	Harrisonburg, Virginia	10,393	41,572	—	1,379	10,399	42,833	112	3,135	50,209

		$ 199,377	800,274	—	31,808	199,962	829,542	1,955	62,019	969,440

(1)
All of the shopping centers are encumbered by mortgage notes payable with a carrying value of $639,114 and $503,565 at December 31, 2000 and 1999, respectively.

Depreciation and amortization of the Partnership's investment in shopping center properties reflected in the statement of operations are calculated over the estimated useful lives of the assets as follows:

Buildings and improvements	39 years
Equipment and furnishings	5 -7 years

The changes in total shopping center properties for the years ended December 31, 2000, 1999 and 1998 are as follows:

Balance at January 1, 1998	$ —
Acquisitions in 1998	999,651
Additions in 1998	4,922
Disposals and retirements in 1998	—

Balance at December 31, 1998	1,004,573
Acquisitions in 1999	—
Additions in 1999	12,394
Disposals and retirements in 1999	(160)

Balance at December 31, 1999	1,016,807
Acquisitions in 2000	—
Additions in 2000	14,819
Disposals and retirements in 2000	(167)

Balance at December 31, 2000	$ 1,031,459

The changes in accumulated depreciation for the years ended December 31, 2000, 1999 and 1998 are as follows:

Balance at January 1, 1998	$ —
Additions in 1998	17,383
Disposals and retirements in 1998	—

Balance at December 31, 1998	17,383
Additions in 1999	21,451
Disposals and retirements in 1999	(16)

Balance at December 31, 1999	38,818
Additions in 2000	23,201
Disposals and retirements in 2000	—

Balance at December 31, 2000	$ 62,019

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MACERICH COMPANY
By	/s/ ARTHUR M. COPPOLA Arthur M. Coppola President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ ARTHUR M. COPPOLA Arthur M. Coppola	President and Chief Executive Officer And Director	March 26, 2001
/s/ MACE SIEGEL Mace Siegel	Chairman of the Board	March 26, 2001
/s/ DANA K. ANDERSON Dana K. Anderson	Vice Chairman of the Board	March 26, 2001
/s/ EDWARD C. COPPOLA Edward C. Coppola	Executive Vice President	March 26, 2001
/s/ JAMES COWNIE James Cownie	Director	March 26, 2001
/s/ THEODORE HOCHSTIM Theodore Hochstim	Director	March 26, 2001
/s/ FREDERICK HUBBELL Frederick Hubbell	Director	March 26, 2001

/s/ STANLEY MOORE Stanley Moore	Director	March 26, 2001
/s/ WILLIAM SEXTON William Sexton	Director	March 26, 2001
/s/ THOMAS E. O'HERN Thomas E. O'Hern	Executive Vice President, Treasurer and Chief Financial and Accounting Officer	March 26, 2001

EXHIBIT INDEX

Exhibit Number	Description	Sequentially Numbered Page

3.1*	Articles of Amendment and Restatement of the Company
3.1.1**	Articles Supplementary of the Company
3.1.2***	Articles Supplementary of the Company (Series A Preferred Stock)
3.1.3****	Articles Supplementary of the Company (Series B Preferred Stock)
3.1.4###	Articles Supplementary of the Company (Series C Junior Participating Preferred Stock)
3.2*****	Amended and Restated Bylaws of the Company
4.1*****	Form of Common Stock Certificate
4.2******	Form of Preferred Stock Certificate (Series A Preferred Stock)
4.2.1###	Form of Preferred Stock Certificate (Series B Preferred Stock)
4.2.2*****	Form of Preferred Stock Certificate (Series C Junior Participating Preferred Stock)
4.3*******	Indenture for Convertible Subordinated Debentures dated June 27, 1997
4.4*****	Agreement dated as of November 10, 1998 between the Company and First Chicago Trust Company of New York, as Rights Agent
10.1********	Amended and Restated Limited Partnership Agreement for the Operating Partnership dated as of March 16, 1994
10.1.1******	Amendment to Amended and Restated Limited Partnerships Agreement for the Operating Partnership dated June 27, 1997
10.1.2******	Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated November 16, 1997
10.1.3******	Fourth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated February 25, 1998
10.1.4******	Fifth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated February 26, 1998
10.1.5###	Sixth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated June 17, 1998
10.1.6###	Seventh Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated December 31, 1999
10.1.7	Eighth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated November 9, 2000.
10.2********	Employment Agreement between the Company and Mace Siegel dated as of March 16, 1994
10.2.1********	List of Omitted Employment Agreements

10.2.2******	Employment Agreement between Macerich Management Company and Larry Sidwell dated as of February 11, 1997
10.3******	The Macerich Company Amended and Restated 1994 Incentive Plan
10.4#	The Macerich Company 1994 Eligible Directors' Stock Option Plan
10.5#	The Macerich Company Deferred Compensation Plan
10.6#	The Macerich Company Deferred Compensation Plan for Mall Executives
10.7#####	The Macerich Company Eligible Directors' Deferred Compensation Plan/Phantom Stock Plan (as amended and restated as of June 30, 2000)
10.8********	The Macerich Company Executive Officer Salary Deferral Plan
10.9####	1999 Cash Bonus/Restricted Stock Program and Stock Unit Program under the Amended and Restated 1994 Incentive Plan (including the forms of the Award Agreements)
10.10********	Registration Rights Agreement, dated as of March 16, 1994, between the Company and The Northwestern Mutual Life Insurance Company
10.11********	Registration Rights Agreement, dated as of March 16, 1994, among the Company and Mace Siegel, Dana K. Anderson, Arthur M. Coppola and Edward C. Coppola
10.12*******	Registration Rights Agreement, dated as of March 16, 1994, among the Company, Richard M. Cohen and MRII Associates
10.13*******	Registration Rights Agreement dated as of June 27, 1997
10.14*******	Registration Rights Agreement dated as of February 25, 1998 between the Company and Security Capital Preferred Growth Incorporated
10.15********	Incidental Registration Rights Agreement dated March 16, 1994
10.16******	Incidental Registration Rights Agreement dated as of July 21, 1994
10.17******	Incidental Registration Rights Agreement dated as of August 15, 1995
10.18******	Incidental Registration Rights Agreement dated as of December 21, 1995
10.18.1******	List of Incidental/Demand Registration Rights Agreements, Election Forms, Accredited/Non-Accredited Investors Certificates and Investor Certificates
10.19###	Registration Rights Agreement dated as of June 17, 1998 between the Company and the Ontario Teachers' Pension Plan Board
10.20###	Redemption, Registration Rights and Lock-Up Agreement dated as of July 24, 1998 between the Company and Harry S. Newman, Jr. and LeRoy H. Brettin

10.21********	Indemnification Agreement, dated as of March 16, 1994, between the Company and Mace Siegel
10.21.1********	List of Omitted Indemnification Agreements
10.22*	Partnership Agreement for Macerich Northwestern Associates, dated as of January 17, 1985, between Macerich Walnut Creek Associates and the Northwestern Mutual Life Insurance Company
10.23********	First Amendment to Macerich Northwestern Associates Partnership Agreement between Operating Partnership and the Northwestern Mutual Life Insurance Company
10.24*	Agreement of Lease (Crossroads-Boulder), dated December 31, 1960, between H.R. Hindry, as lessor, and Gerri Von Frellick, as lessee, with amendments and supplements thereto
10.25******	Secured Full Recourse Promissory Note dated November 17, 1997 Due November 16, 2007 made by Edward C. Coppola to the order of the Company
10.25.1******	List of Omitted Secured Full Recourse Notes
10.26******	Stock Pledge Agreement dated as of November 17, 1997 made by Edward C. Coppola for the benefit of the Company
10.26.1******	List of omitted Stock Pledge Agreement
10.27******	Promissory Note dated as of May 2, 1997 made by David J. Contis to the order of Macerich Management Company
10.28##	Purchase and Sale Agreement between the Equitable Life Assurance Society of the United States and S.M. Portfolio Partners
10.29******	Partnership Agreement of S.M. Portfolio Ltd. Partnership
10.30	Second Amended and Restated Credit and Guaranty Agreement, dated as of March 22, 2001, between the Operating Partnership, the Company and Wells Fargo Bank, National Association
10.31######	Secured full recourse promissory note dated November 30, 1999 due November 29, 2009 made by Arthur M. Coppola to the order of the Company.
10.32######	Stock Pledge Agreement dated as of November 30, 1999 made by Arthur M. Coppola for the benefit of the Company.
10.33	The Macerich Company 2000 Incentive Plan effective as of November 9, 2000 (including 2000 Cash Bonus/Restricted Stock Program and Stock Unit Program and Award Agreements).
10.34	Form of Stock Option Agreements under the 2000 Incentive Plan
21.1	List of Subsidiaries
23.1	Consent of Independent Accountants (PricewaterhouseCoopers LLP)

23.2	Consent of Independent Auditors (KPMG LLP)

*	Previously filed as an exhibit to the Company's Registration Statement on Form S-11, as amended (No. 33-68964), and incorporated herein by reference.
**	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date May 30, 1995, and incorporated herein by reference.
***	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date February 25, 1998, and incorporated herein by reference.
****	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date June 17, 1998, and incorporated herein by reference.
*****	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date November 10, 1998, as amended, and incorporated herein by reference.
******	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.
*******	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date June 20, 1997, and incorporated herein by reference.
********	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
#	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference.
##	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date February 27, 1998, and incorporated herein by reference.
###	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.
####	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.
#####	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, and incorporated herein by reference.
######	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

QuickLinks

Part I
  ITEM I. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS.
ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.
Part II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
ITEM 6. SELECTED FINANCIAL DATA.
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Part III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.
ITEM 11. EXECUTIVE COMPENSATION.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Part IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
Schedule III. Real Estate and Accumulated Depreciation
SIGNATURES