Form 10-Q
period 2001-03-31
MACERICH CO
filed 2001-05-15
CIK 912242

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          FOR QUARTER ENDED MARCH 31, 2001 COMMISSION FILE NO. 1-12504

                              THE MACERICH COMPANY
----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           MARYLAND                                  95-4448705
-----------------------------           ------------------------------------
(State or other jurisdiction
 of incorporation                      (I.R.S. Employer Identification Number)
 or organization)

            401 Wilshire Boulevard, Suite 700, Santa Monica, CA 90401
----------------------------------------------------------------------------
                (Address of principal executive office)(Zip code)

        Registrant's telephone number, including area code (310) 394-6000
                                                         -------------------

                                       N/A
----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Number of shares outstanding of the registrant's common stock, as of May 9, 2001.

            Common stock, par value $.01 per share: 33,750,275 shares
----------------------------------------------------------------------------

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

                       THE MACERICH COMPANY (The Company)


                                    Form 10-Q


                                      INDEX


                                                                 Page

Part I:  Financial Information

Item 1.  Financial Statements


Consolidated balance sheets of the Company as
of March 31, 2001 and December 31, 2000                            1


Consolidated statements of operations of the
Company for the periods from January 1 through
March 31, 2001 and 2000                                            2


Consolidated statements of cash flows of the
Company for the periods from January 1 through
March 31, 2001 and 2000                                            3



Notes to condensed and consolidated financial statements        4 to 18


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                   19 to 26

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                              27


Part II: Other Information                                     28 to 30

                       THE MACERICH COMPANY (The Company)

                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)
                                   (Unaudited)

                                                                                              March 31,        December 31.
                                                                                               2001                2000
                                                                                         -----------------   -----------------

                                        ASSETS:

Property, net                                                                                  $1,933,533          $1,933,584
Cash and cash equivalents                                                                          21,762              36,273
Tenant receivables, including accrued overage rents of
     $1,278 in 2001 and $6,486 in 2000                                                             32,759              38,922
Deferred charges and other assets, net                                                             53,399              55,323
Investments in joint ventures and the Management Companies                                        272,661             273,140
                                                                                         -----------------   -----------------
                                                                                         -----------------   -----------------
               Total assets                                                                    $2,314,114          $2,337,242
                                                                                         =================   =================


LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY:

Mortgage notes payable:
     Related parties                                                                              $70,828            $133,063
     Others                                                                                     1,117,464           1,119,684
                                                                                         -----------------   -----------------
     Total                                                                                      1,188,292           1,252,747
Bank notes payable                                                                                220,250             147,340
Convertible debentures                                                                            150,848             150,848
Accounts payable and accrued expenses                                                              25,227              24,681
Due to affiliates                                                                                   1,560               8,800
Other accrued liabilities                                                                          17,005              17,887
Preferred stock dividend payable                                                                    4,831               4,831
                                                                                         -----------------   -----------------
                                                                                         -----------------   -----------------
               Total liabilities                                                                1,608,013           1,607,134
                                                                                         -----------------   -----------------

Minority interest in Operating Partnership                                                        116,236             120,500
                                                                                         -----------------   -----------------

Commitments and contingencies (Note 9)



  Series A cumulative  convertible  redeemable  preferred stock, $.01 par value,
    3,627,131 shares authorized, issued and
    outstanding at March 31, 2001 and December 31, 2000                                            98,934              98,934

  Series B cumulative  convertible  redeemable  preferred stock, $.01 par value,
    5,487,471 shares authorized, issued and
    outstanding at March 31, 2001 and December 31, 2000                                           148,402             148,402

                                                                                         -----------------   -----------------
Common stockholders' equity:                                                                      247,336             247,336
                                                                                         -----------------   -----------------
     Common stock, $.01 par value, 100,000,000 shares
              authorized, 33,740,191 and 33,612,462 shares issued and
              outstanding at March 31, 2001 and December 31, 2000, respectively                       338                 338
     Additional paid in capital                                                                   360,514             359,306
     Accumulated earnings                                                                               -              10,314
     Accumulated other comprehensive loss                                                          (9,118)                  -
     Unamortized restricted stock                                                                  (9,205)             (7,686)
                                                                                         -----------------   -----------------
              Total common stockholders' equity                                                   342,529             362,272
                                                                                         -----------------   -----------------
                                                                                         -----------------   -----------------
                   Total liabilities, preferred stock and common stockholders' equity          $2,314,114           $2,337,242
                                                                                         =================   =================




                              The  accompanying  notes are an  integral  part of these financial statements.



                       THE MACERICH COMPANY (The Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                           Three Months Ended March 31,
                                                                  -----------------------------------------------
                                                                          2001                      2000
                                                                  ---------------------     ---------------------

REVENUES:
     Minimum rents                                                             $48,665                   $47,175
     Percentage rents                                                            1,848                     1,532
     Tenant recoveries                                                          24,803                    24,569
     Other                                                                       2,447                     2,027
                                                                  ---------------------     ---------------------
         Total revenues                                                         77,763                    75,303
                                                                  ---------------------     ---------------------
EXPENSES:
     Shopping center expenses                                                   24,151                    23,900
     General and administrative expense                                          1,682                     1,469
     Interest expense:
         Related parties                                                         2,485                     2,519
         Others                                                                 25,511                    25,632
                                                                  ---------------------     ---------------------
         Total interest expense                                                 27,996                    28,151
                                                                  ---------------------     ---------------------

     Depreciation and amortization                                              16,104                    14,528
Equity in income of unconsolidated
     joint ventures and the management companies                                 6,055                     6,723
Loss on sale of assets                                                            (321)                       (2)

                                                                  ---------------------     ---------------------
Income before minority interest, extraordinary item and
    cumulative effect of change in accounting principle                         13,564                    13,976
Extraordinary loss on early extinguishment of debt                                (186)                        -
Cumulative effect of change in accounting principle                                  -                      (963)
                                                                  ---------------------     ---------------------
Income of the Operating Partnership                                             13,378                    13,013
Less minority interest in net income
     of the Operating Partnership                                                2,128                     2,039
                                                                  ---------------------     ---------------------
Net income                                                                      11,250                    10,974
Less preferred dividends                                                         4,831                     4,648
                                                                  ---------------------     ---------------------
Net income available to common stockholders                                     $6,419                    $6,326
                                                                  =====================     =====================

Earnings per common share - basic:
Income before extraordinary item and cumulative effect
     of change in accounting principle                                           $0.20                     $0.22
     Extraordinary item                                                          (0.01)                        -
     Cumulative effect of change in accounting principle                             -                     (0.03)
                                                                  ---------------------     ---------------------
Net income per share available to common stockholders                            $0.19                     $0.19
                                                                  =====================     =====================

Weighted average number of common shares
     outstanding - basic                                                    33,640,000                34,091,000
                                                                  =====================     =====================

Weighted average number of common shares
     outstanding - basic, assuming full conversion of
     operating partnership units outstanding                                44,796,000                45,052,000
                                                                  =====================     =====================
Earnings per common share - diluted:
Income before extraordinary item and cumulative effect
     of change in accounting principle                                           $0.19                     $0.21
     Extraordinary item                                                              -                         -
     Cumulative effect of change in accounting principle                             -                     (0.02)
                                                                  ---------------------     ---------------------
Net income per share - available to common stockholders                          $0.19                     $0.19
                                                                  =====================     =====================
Weighted average number of common shares
     outstanding - diluted for EPS                                          44,796,000                45,350,000
                                                                  =====================     =====================


                                  The accompanying notes are an integral part of these financial statements.



                       THE MACERICH COMPANY (The Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                   For the three months ended March 31,
                                                                              ----------------------------------------------
                                                                                      2001                     2000
                                                                              ----------------------   ---------------------

Cash flows from operating activities:
     Net income - available to common stockholders                                           $6,419                  $6,326
     Preferred dividends                                                                      4,831                   4,648
                                                                              ----------------------   ---------------------
                                                                              ----------------------   ---------------------
     Net income                                                                              11,250                  10,974
                                                                              ----------------------   ---------------------

     Adjustments  to  reconcile  net income to net cash  provided  by  operating activities:
     Extraordinary loss on early extinguishment of debt                                         186                       -
     Cumulative effect of change in accounting principle                                          -                     963
     Loss on sale of assets                                                                     321                       2
     Depreciation and amortization                                                           16,104                  14,528
     Amortization of net discount (premium) on trust deed note payable                            8                       8
     Minority interest in net income of the Operating Partnership                             2,128                   2,039
     Changes in assets and liabilities:
          Tenant receivables, net                                                             6,163                   5,305
          Other assets                                                                       (7,021)                    584
          Accounts payable and accrued expenses                                                 546                  (5,889)
          Due to affiliates                                                                  (7,240)                 (3,933)
          Other liabilities                                                                    (882)                    801
                                                                              ----------------------   ---------------------
                   Total adjustments                                                         10,313                  14,408
                                                                              ----------------------   ---------------------

     Net cash provided by operating activities                                               21,563                  25,382
                                                                              ----------------------   ---------------------

Cash flows from investing activities:
     Acquisitions of property and improvements                                               (4,007)                   (586)
     Renovations and expansions of Centers                                                   (7,679)                 (5,558)
     Tenant allowances                                                                       (2,795)                 (1,043)
     Deferred charges                                                                        (2,253)                 (1,634)
     Equity in income of unconsolidated joint ventures
          and the Management Companies                                                       (6,055)                 (6,723)
     Distributions from joint ventures                                                       11,136                   6,931
     Contributions to joint ventures                                                         (4,602)                   (425)
                                                                              ----------------------   ---------------------

     Net cash used in investing activities                                                  (16,255)                 (9,038)
                                                                              ----------------------   ---------------------

Cash flows from financing activities:
     Proceeds from mortgages, notes and debentures payable                                   82,911                  34,434
     Payments on mortgages, notes and debentures payable                                    (74,464)                (32,552)
     Dividends and distributions                                                            (23,435)                (23,277)
     Dividends to preferred stockholders                                                     (4,831)                 (4,648)
                                                                              ----------------------   ---------------------

     Net cash used in financing activities                                                  (19,819)                (26,043)
                                                                              ----------------------   ---------------------

     Net decrease in cash                                                                   (14,511)                 (9,699)

Cash and cash equivalents, beginning of period                                               36,273                  40,455
                                                                              ----------------------   ---------------------

Cash and cash equivalents, end of period                                                    $21,762                 $30,756
                                                                              ======================   =====================

Supplemental cash flow information:
     Cash payment for interest, net of amounts capitalized                                  $25,643                 $24,993
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

         The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results for interim periods are not necessarily indicative of the results to be expected for a full year. The accompanying consolidated balance sheet as of December 31, 2000 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

         Certain reclassifications have been made in the 2000 consolidated financial statements to conform to the 2001 financial statement presentation.

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

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which requires companies to record derivatives on the balance sheet, measured at fair value. Changes in the fair values of those derivatives will be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities," which delays the implementation of SFAS 133 from January 1, 2000 to January 1, 2001. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133," ("SFAS138"), which amends the accounting and reporting standards of SFAS 133. As a result of the adoption of SFAS 133 on January 1, 2001, the Company recorded a transition adjustment of $9,445 to accumulated other comprehensive income related to treasury rate lock transactions settled in prior years. The entire transition adjustment is reflected in the quarter ended March 31, 2001. The transition adjustment of $9,445 less amortization of $328 would be subtracted from net income to arrive at comprehensive income of $2,132. The Company expects that $1,328 will be reclassified from accumulated other comprehensive income to earnings for the year ended December 31, 2001. During the quarter ended March 31, 2001, the Company reclassified $328 from accumulated other comprehensive income to earnings.

                       THE MACERICH COMPANY (The Company)
            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)


         Earnings Per Share ("EPS"):

         The computation of basic earnings per share is based on net income and the weighted average number of common shares outstanding for the three months ending March 31, 2001 and 2000. The computation of diluted earnings per share includes the effect of outstanding restricted stock and common stock options calculated using the treasury method. The Operating Partnership units ("OP units") not held by the Company have been included in the diluted EPS calculation since they are redeemable on a one-for-one basis. The following table reconciles the basic and diluted earnings per share calculation:



                                                                      For the Three Months Ended March 31,
                                                 -------------------------------------------------------------------------------
                                                 --------------------------------------  ---------------------------------------
                                                                   2001                                    2000
                                                 --------------------------------------  ---------------------------------------
                                                         Net                                     Net
                                                        Income       Shares     Per Share       Income      Shares      Per Share
                                                     --------------------------------------  ---------------------------------------
                                                                         (In thousands, except per share data)
Net income                                                $11,250                                 $10,974
Less:  Preferred stock dividends                            4,831                                   4,648
                                                     -------------                           -------------

Basic EPS:
Net income - available to common stockholders               6,419       33,640       $0.19          6,326      34,091         $0.19

Diluted EPS:
Effect of dilutive securities:
     Conversion of OP units                                 2,128       11,156                      2,039      10,961
     Employee stock options and restricted stock          n/a - antidilutive for EPS                  458         298
     Convertible preferred stock                          n/a - antidilutive for EPS               n/a - antidilutive for EPS
     Convertible debentures                               n/a - antidilutive for EPS               n/a - antidilutive for EPS
                                                     --------------------------------------  ---------------------------------------

Net income - available to common stockholders              $8,547       44,796       $0.19         $8,823      45,350         $0.19
                                                    ======================================  =======================================










                       THE MACERICH COMPANY (The Company)
            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)


2.       Organization:

         The Company is involved in the acquisition, ownership, redevelopment, management and leasing of regional and community shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"). The Operating Partnership owns or has an ownership interest in 46 regional shopping centers and five community shopping centers aggregating approximately 42 million square feet of gross leasable area ("GLA"). These 51 regional and community shopping centers are referred to hereinafter as the "Centers", unless the context otherwise requires. The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Company's three management companies, Macerich Property Management Company, LLC, a Delaware limited liability company, Macerich Manhattan Management Company, a California corporation, and Macerich Management Company, a California corporation (collectively, the "Management Companies"). The term "Management Companies" includes Macerich Property Management Company prior to the merger with Macerich Property Management Company, LLC on March 29, 2001.

         The Company was organized to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The 21%, as of March 31, 2001, limited partnership interest of the Operating Partnership not owned by the Company is reflected in these financial statements as minority interest.

3.    Investments in Unconsolidated Joint Ventures and the Management Companies:

         The following are the Company's investments in various joint ventures. The Operating Partnership's interest in each joint venture as of March 31, 2001 is as follows:


                                                    The Operating Partnership's
         Joint Venture                                     Ownership %
        ---------------                                   -------------


         Macerich Northwestern Associates                       50%
         Manhattan Village, LLC                                 10%
         MerchantWired, LLC                                    9.5%
         Pacific Premier Retail Trust                           51%
         Panorama City Associates                               50%
         SDG Macerich Properties, L.P.                          50%
         West Acres Development                                 19%

         As of March 28, 2001, the Operating Partnership also owned all of the non-voting preferred stock of Macerich Property Management Company and Macerich Management Company, which is generally entitled to dividends equal to 95% of the net cash flow of each company. Macerich Manhattan Management Company is a wholly owned subsidiary of Macerich Management Company. Effective March 29, 2001, Macerich Property Management Company merged with and into Macerich Property Management Company, LLC ("MPMC, LLC"). MPMC, LLC is a single-member Delaware limited liability company and is 100% owned by the Operating Partnership. The ownership structure of Macerich Management Company has remained unchanged.

                       THE MACERICH COMPANY (The Company)
            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)


3. Investments in Unconsolidated Joint Ventures and the Management Companies, Continued:

         The Company accounts for the Management Companies, exclusive of MPMC, LLC, and joint ventures using the equity method of accounting. As of March 29, 2001, the Company will consolidate the accounts of MPMC, LLC.

         On September 30, 2000, Manhattan Village, a 551,847 square foot regional shopping center, 10% of which was owned by the Operating Partnership, was sold. The joint venture sold the property for $89,000, including a note receivable from the buyer for $79,000 at an interest rate of 8.75% payable monthly, until the maturity date of September 30, 2001. A gain from sale of the property for $10,945 was recorded at September 30, 2000.

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



                                   COMBINED AND CONDENSED BALANCE SHEETS OF JOINT VENTURES
                                                AND THE MANAGEMENT COMPANIES



                                                                             March 31,          December 31,
                                                                               2001                 2000
                                                                          ----------------    ------------------


              Assets:
                  Properties, net                                              $2,063,821            $2,064,777
                  Other assets                                                    149,708               155,919
                                                                          ----------------    ------------------
                  Total assets                                                 $2,213,529            $2,220,696
                                                                          ----------------    ------------------
                                                                          ----------------    ------------------

              Liabilities and partners' capital:
                  Mortgage notes payable                                       $1,458,776            $1,461,857
                  Other liabilities                                                53,101                51,791
                  The Company's capital                                           272,661               273,140
                  Outside partners' capital                                       428,991               433,908
                                                                          ----------------    ------------------
                  Total liabilities and partners' capital                      $2,213,529            $2,220,696
                                                                          ----------------    ------------------
                                                                          ----------------    ------------------




                       THE MACERICH COMPANY (The Company)
            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)


3.   Investments in Unconsolidated Joint Ventures and the Management Companies
     - Continued:

                                             COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES
                                                         AND THE MANAGEMENT COMPANIES



                                                                    Three Months Ended March 31, 2001
                                           -------------------------------------------------------------------------------------
                                                 SDG              Pacific
                                               Macerich           Premier            Other            Mgmt
                                           Properties, L.P.    Retail Trust     Joint Ventures      Companies         Total
                                           -----------------  ----------------  ----------------  --------------  --------------

Revenues:
    Minimum rents                             $22,810           $24,110            $4,965               -         $51,885
    Percentage rents                            1,672               856               135               -           2,663
    Tenant recoveries                          10,883             8,591             2,245               -          21,719
    Management fee                                  -                 -                 -          $3,051           3,051
    Other                                         494               604             1,968               -           3,066
                                           -----------------  ----------------  ----------------  --------------  --------------

Total revenues                                 35,859            34,161             9,313           3,051          82,384
                                           -----------------  ----------------  ----------------  --------------  --------------

Expenses:
     Shopping center expenses                  13,256             9,252             6,912               -          29,420
     Interest expense                          10,451            12,367             1,842             (33)         24,627
     Management Company expense                     -                 -                 -           3,942           3,942
     Depreciation and amortization              6,148             5,511               839             294          12,792
                                          -----------------  ----------------  ----------------  --------------  --------------
     Total operating expenses                  29,855            27,130             9,593           4,203          70,781
                                          -----------------  ----------------  ----------------  --------------  --------------

Gain (loss) on sale of assets                      (1)               72               260               -             331
                                          -----------------  ----------------  ----------------  --------------  --------------

     Net income (loss)                         $6,003            $7,103              ($20)        ($1,152)        $11,934
                                          =================  ================  ================  ==============  ==============



                                             COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES
                                                         AND THE MANAGEMENT COMPANIES

                                                      Three Months Ended March 31, 2000
                                          -------------------------------------------------------------------------------------
                                               SDG              Pacific
                                             Macerich           Premier            Other            Mgmt
                                          Properties, L.P.    Retail Trust     Joint Ventures      Companies         Total
                                         -----------------  ----------------  ----------------  --------------  --------------
Revenues:
    Minimum rents                             $21,909           $22,988            $6,387               -         $51,284
    Percentage rents                            1,516               792               441               -           2,749
    Tenant recoveries                          10,188             7,765             2,262               -          20,215
    Management fee                                  -                 -                 -          $3,003           3,003
    Other                                         485               312               302             115           1,214
                                        -----------------  ----------------  ----------------  --------------  --------------

Total revenues                                 34,098            31,857             9,392           3,118          78,465
                                        -----------------  ----------------  ----------------  --------------  --------------

Expenses:
     Shopping center expenses                  12,919             8,607             2,754               -          24,280
     Interest expense                           8,037            11,260             1,868             (92)         21,073
     Management Company expense                     -                 -                 -           3,457           3,457
     Depreciation and amortization               5,511             4,629             1,049             232          11,421
                                        -----------------  ----------------  ----------------  --------------  --------------
     Total operating expenses                  26,467            24,496             5,671           3,597          60,231
                                        -----------------  ----------------  ----------------  --------------  --------------

Loss on sale of assets                              -                 -                 -            (447)           (447)
Cumulative effect of change in
  accounting principle                        (1,053)             (397)              (98)             (9)         (1,557)
                                       -----------------  ----------------  ----------------  --------------  --------------

     Net income (loss)                        $6,578            $6,964            $3,623           ($935)        $16,230
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

   Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life ("NML") of $160,657 and $161,281 for the periods ended March 31, 2001 and December 31, 2000, respectively. NML is considered a related party because it is a joint venture partner with the Company in Macerich Northwestern Associates. Interest expense incurred on these borrowings amounted to $2,681 and $2,495 for the three months ended March 31, 2001 and 2000, respectively.

                       THE MACERICH COMPANY (The Company)
            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)


3. Investments in Unconsolidated Joint Ventures and the Management Companies - Continued:

             PRO RATA SHARE OF COMBINED AND CONDENSED STATEMENTS OF
            OPERATIONS OF JOINT VENTURES AND THE MANAGEMENT COMPANIES

The following tables set forth the Operating Partnership's beneficial interest in the joint ventures and the Management Companies:

                                                                      Three Months Ended March 31, 2001
                                          ------------------------------------------------------------------------------------------
                                                 SDG                Pacific
                                              Macerich              Premier                Other             Mgmt
                                          Properties, L.P.       Retail Trust         Joint Ventures      Companies        Total
                                         ------------------  --------------------   ------------------  -------------  ------------

Revenues:
    Minimum rents                                 $11,405               $12,296               $1,905              -       $25,606
    Percentage rents                                  836                   437                   31              -         1,304
    Tenant recoveries                               5,442                 4,381                  772              -        10,595
    Management fee                                      -                     -                    -         $2,898         2,898
    Other                                             247                   308                  236              -           791
                                        ------------------  --------------------   ------------------  -------------  ------------
    Total revenues                                 17,930                17,422                2,944          2,898        41,194
                                        ------------------  --------------------   ------------------  -------------  ------------

Expenses:
     Shopping center expenses                       6,628                 4,719                1,390              -        12,737
     Interest expense                               5,226                 6,307                  719            (31)       12,221
     Management Company expense                         -                     -                    -          3,745         3,745
     Depreciation and amortization                  3,074                 2,811                  357            279         6,521
                                        ------------------  --------------------   ------------------  -------------  ------------
     Total operating expenses                      14,928                13,837                2,466          3,993        35,224
                                        ------------------  --------------------   ------------------  -------------  ------------

Gain on sale of assets                                  -                    37                   48              -            85
                                        ------------------  --------------------   ------------------  -------------  ------------

     Net income (loss)                             $3,002                $3,622                 $526        ($1,095)       $6,055
                                        ==================  ====================   ==================  =============  ============



                                                                   Three Months Ended March 31, 2000
                                        ------------------------------------------------------------------------------------------
                                               SDG                Pacific
                                            Macerich              Premier                Other             Mgmt
                                        Properties, L.P.       Retail Trust         Joint Ventures      Companies        Total
                                      ------------------  --------------------   ------------------  -------------  ------------

Revenues:
    Minimum rents                              $10,954               $11,724               $1,965              -       $24,643
    Percentage rents                               759                   403                  111              -         1,273
    Tenant recoveries                            5,094                 3,960                  673              -         9,727
    Management fee                                   -                     -                    -         $2,853         2,853
    Other                                          242                   159                   70            109           580
                                     ------------------  --------------------   ------------------  -------------  ------------
    Total revenues                              17,049                16,246                2,819          2,962        39,076
                                     ------------------  --------------------   ------------------  -------------  ------------

Expenses:
     Shopping center expenses                    6,460                 4,390                  906              -        11,756
     Interest expense                            4,018                 5,743                  732            (87)       10,406
     Management Company expense                      -                     -                    -          3,285         3,285
     Depreciation and amortization               2,756                 2,361                  358            220         5,695
                                     ------------------  --------------------   ------------------  -------------  ------------
     Total operating expenses                   13,234                12,494                1,996          3,418        31,142
                                     ------------------  --------------------   ------------------  -------------  ------------

Loss on sale of assets                               -                     -                    -           (424)         (424)
Cumulative effect of change in
  accounting principle                            (527)                 (202)                 (49)            (9)         (787)
                                     ------------------  --------------------   ------------------  -------------  ------------

     Net income (loss)                           $3,288                $3,550                 $774          ($889)       $6,723
                                     ==================  ====================   ==================  =============  ============





                       THE MACERICH COMPANY (The Company)
            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)




4.       Property:

         Property is summarized as follows:

                                                                          March 31,               December 31,
                                                                             2001                     2000
                                                                     ---------------------    ---------------------

              Land                                                               $397,947                 $397,947
              Building improvements                                             1,722,471                1,716,860
              Tenant improvements                                                  59,222                   56,723
              Equipment and furnishings                                            14,964                   12,259
              Construction in progress                                             48,345                   44,679
                                                                     ---------------------    ---------------------
                                                                                2,242,949                2,228,468

              Less, accumulated depreciation                                     (309,416)                (294,884)
                                                                     ---------------------    ---------------------

                                                                               $1,933,533               $1,933,584
                                                                     ---------------------    ---------------------
                                                                     ---------------------    ---------------------

























                       THE MACERICH COMPANY (The Company)
            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

5.       Mortgage Notes Payable:

         Mortgage notes payable at March 31, 2001 and December 31, 2000 consist of the following:

                                          Carrying Amount of Notes
                           ---------------------------------------------------
                           ------------------------    -----------------------
                                      2001                      2000
                           ------------------------    -----------------------
Property Pledged                          Related                   Related      Interest          Payment          Maturity
   As Collateral              Other        Party        Other        Party         Rate             Terms             Date
-------------------------  ------------ -----------  ------------ -----------  ------------    ---------------  ---------------
Wholly Owned Centers:

Capitola Mall (b)               ----       $36,470             ----       $36,587        9.25%             316 (a)        2001
Carmel Plaza                 $28,554          ----          $28,626          ----        8.18%             202 (a)        2009
Chesterfield Towne Center     63,382          ----           63,587          ----        9.07%              548(c)        2024
Citadel                       71,754          ----           72,091          ----        7.20%              554(a)        2008
Corte Madera, Village at      71,146          ----           71,313          ----        7.75%              516(a)        2009
Crossroads Mall-Boulder (d)     ----        34,358             ----        34,476        7.08%              244(a)        2010
Fresno Fashion Fair           69,000          ----           69,000          ----        6.52%      interest only         2008
Greeley Mall                  15,090          ----           15,328          ----        8.50%              187(a)        2003
Green Tree Mall/
Crossroads - OK/
Salisbury (e)                117,714          ----          117,714          ----        7.23%      interest only         2004
Holiday Village (f)             ----          ----             ----        17,000        6.75%      interest only         2001
Northgate Mall  (f)             ----          ----             ----        25,000        6.75%      interest only         2001
Northwest Arkansas Mall       60,732          ----           61,011          ----        7.33%              434(a)        2009
Parklane Mall (f)               ----          ----             ----        20,000        6.75%      interest only         2001
Queens Center                 99,028          ----           99,300          ----        6.88%              633(a)        2009
Rimrock Mall                  29,687          ----           29,845          ----        7.70%              244(a)        2003
Santa Monica Place (g)        84,756          ----           84,939          ----        7.70%              606(a)        2010
South Plains Mall             63,914          ----           64,077          ----        8.22%              454(a)        2009
South Towne Center            64,000          ----           64,000          ----        6.61%      interest only         2008
Valley View Center            51,000          ----           51,000          ----        7.89%      interest only         2006
Villa Marina Marketplace      58,000          ----           58,000          ----        7.23%      interest only         2006
Vintage Faire Mall (h)        69,707          ----           69,853          ----        7.89%              508(a)        2010
Westside Pavilion            100,000          ----          100,000          ----        6.67%      interest only         2008
                         ------------    -----------   ------------    -----------
Total - Wholly
  Owned Centers           $1,117,464       $70,828       $1,119,684      $133,063
                         ------------    -----------   ------------    -----------




                       THE MACERICH COMPANY (The Company)
            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)


5.       Mortgage Notes Payable, Continued:

         Mortgage notes payable at March 31, 2001 and December 31, 2000 consist of the following:

                                          Carrying Amount of Notes
                           ---------------------------------------------------
                           ------------------------    -----------------------
                                      2001                      2000
                           ------------------------    -----------------------
Property Pledged                          Related                   Related      Interest          Payment          Maturity
   As Collateral              Other        Party        Other        Party         Rate             Terms             Date
-------------------------  ------------ -----------  ------------ -----------  ------------    ---------------  ---------------
Joint Venture Centers
 (at pro rata share):

Broadway Plaza (50%) (i)       ----       $35,852             ----       $36,032        6.68%             257 (a)        2008
Pacific Premier Retail
 Trust (51%) (i):
    Cascade Mall            $13,108          ----          $13,261          ----        6.50%             122 (a)        2014
    Kitsap Mall/Kitsap
    Place (j)                31,110          ----           31,110          ----        8.06%             230 (a)        2010
    Lakewood Mall (k)        64,770                         64,770          ----        7.20%      interest only         2005
    Lakewood Mall (l)         8,224          ----            8,224          ----        7.75%      interest only         2002
    Los Cerritos Center      59,982                         60,174          ----        7.13%              421(a)        2006
    North Point Plaza         1,802          ----            1,821          ----        6.50%              16 (a)        2015
    Redmond Town Center
    - Retail                 32,020          ----           32,176          ----        6.50%             224 (a)        2011
    Redmond Town Center
    - Office (m)               ----        45,366             ----        45,500        6.77%             370 (a)        2009
    Stonewood Mall (n)       39,653                         39,653          ----        7.41%             275 (a)        2010
    Washington Square        59,172          ----           59,441          ----        6.70%             421 (a)        2009
    Washington Square Too     6,261          ----            6,318          ----        6.50%              53 (a)        2016
SDG Macerich Properties L.P.
(50%) (i)                   186,289          ----          186,607          ----        6.55% (o)       1,120 (a)        2006
SDG Macerich Properties L.P.
(50%) (i)                    92,250          ----           92,250          ----        5.66% (o)  interest only         2003
SDG Macerich Properties L.P.
(50%) (i)                    40,700          ----           40,700          ----        5.53% (o)  interest only         2006
West Acres Center
(19%)(i)(p)                   7,569          ----            7,600          ----        6.52%      interest only         2009

                        --------------- -------------  --------------- -------------
Total - Joint Venture
Centers                    $642,910       $81,218         $644,105       $81,532
                        --------------- -------------  --------------- -------------
                        --------------- -------------  --------------- -------------
Total - All Centers      $1,760,374      $152,046       $1,763,789      $214,595
                        =============== =============  =============== =============






(a)           This represents the monthly payment of principal and interest.

(b)           On May 2, 2001, the Company  refinanced the debt on Capitola Mall.
              The prior loan was paid in full and a new note was issued for $48,500 bearing interest at a fixed rate of 7.13% and maturing May 15, 2011.

(c) This amount represents the monthly payment of principal and interest. In addition, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property's gross receipts (as defined in the loan agreement) exceeds a base amount specified therein. Contingent interest expense recognized by the Company was $204 and $130 for the three months ended March 31, 2001 and 2000, respectively.

(d) This note was issued at a discount. The discount is being amortized over the life of the loan using the effective interest method. At March 31, 2001 and December 31, 2000 the unamortized discount was $322 and $331, respectively.

      THE MACERICH COMPANY (The Company)
            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

5.       Mortgage Notes Payable, Continued:

          (e) This loan is cross collateralized by Green Tree Mall, Crossroads Mall-Oklahoma and the Centre at Salisbury.

          (f) These loans were paid off in full on March 31, 2001.

          (g) On October 2, 2000, the Company refinanced this loan with a 10 year fixed rate $85,000 loan bearing interest at 7.70%. The prior loan bore interest at LIBOR plus 1.75%.

          (h) On August 31, 2000, the Company refinanced the debt on Vintage Faire Mall. The prior loan was paid in full and a new note was issued for $70,000 bearing interest at a fixed rate of 7.89% and maturing September 1, 2010. The Company incurred a loss on early extinguishment of the prior debt in 2000 of $984.

          (i) Reflects the Company's pro rata share of debt.

          (j) In connection with the acquisition of this Center, the joint venture assumed $39,425 of debt. At acquisition, this debt was recorded at its fair value of $41,475 which included an unamortized premium of $2,050. This premium was being amortized as interest expense over the life of the loan using the effective interest method. The joint venture's monthly debt service was $349 and was calculated based on an 8.60% interest rate. On June 1, 2000, the joint venture paid off in full the prior debt and a new note was issued for $61,000 bearing interest at a fixed rate of 8.06% and maturing June 2010. The new loan is interest only until December 31, 2001. Effective January 1, 2002, monthly principal and interest of $450 will be payable through maturity. The new debt is cross-collateralized by Kitsap Mall and Kitsap Place.

          (k) In connection with the acquisition of this property, the joint venture assumed $127,000 of collateralized fixed rate notes (the "Notes"). The Notes bear interest at an average fixed rate of 7.20% and mature in August 2005. The Notes require the joint venture to deposit all cash flow from the property operations with a trustee to meet its obligations under the Notes. Cash in excess of the required amount, as defined, is released. Included in cash and cash equivalents is $750 of restricted cash deposited with the trustee at March 31, 2001 and at December 31, 2000.

          (l) On July 28, 2000, the joint venture placed a $16,125 floating rate note on the property bearing interest at LIBOR plus 2.25% and maturing July 2002. At March 31, 2001 and December 31, 2000, the total interest was 7.75% and 9.0%, respectively.

          (m) Concurrent with this acquisition, the joint venture placed $76,700 of debt and obtained a construction loan for an additional $16,000. Principal is drawn on the construction loan as costs are incurred. As of March 31, 2001 and December 31, 2000, $15,291 and $15,038 of principal has been drawn under the construction loan, respectively.

                       THE MACERICH COMPANY (The Company)
            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)


5.       Mortgage Notes Payable, Continued:

          (n) On December 1, 2000, the joint venture refinanced the debt on Stonewood Mall. The prior loan was paid in full and a new note was issued for $77,750 bearing interest at a fixed rate of 7.41% and maturing December 11, 2010. The joint venture incurred a loss on early extinguishment of the prior debt in 2000 of $375.

          (o) In connection with the acquisition of these Centers, the joint venture assumed $485,000 of mortgage notes payable which are secured by the properties. At acquisition, the $300,000 fixed rate portion of this debt reflected a fair value of $322,700, which included an unamortized premium of $22,700. This premium is being amortized as interest expense over the life of the loan using the effective interest method. At March 31, 2001 and December 31, 2000, the unamortized balance of the debt premium was $15,478 and $16,113, respectively. This debt is due in May 2006 and requires monthly payments of $1,852. $184,500 of this debt is due in May 2003 and requires monthly interest payments at a variable weighted average rate (based on LIBOR) of 5.66% and 7.21% at March 31, 2001 and December 31, 2000, respectively. This variable rate debt is covered by an interest rate cap agreement which effectively prevents the interest rate from exceeding 11.53% . On April 12, 2000, the joint venture issued $138,500 of additional mortgage notes which are secured by the properties and are due in May 2006.$57,100 of this debt requires fixed monthly interest payments of $387 at a weighted average rate of 8.13% while the floating rate notes of $81,400 require monthly interest payments at a variable weighted average rate (based on LIBOR) of 5.53% and 7.08% at March 31, 2001 and December 31, 2000,
              respectively. This variable rate debt is covered by an interest rate cap agreement which effectively prevents the interest rate from exceeding 11.83%.

          (p) This debt is interest only until January 2001 at which time monthly payments of principal and interest will be due in the amount of $299.

         The Company periodically enters into treasury lock agreements in order to hedge its exposure to interest rate fluctuations on anticipated financings. Under these agreements, the Company pays or receives an amount equal to the difference between the treasury lock rate and the market rate on the date of settlement, based on the notional amount of the hedge. The realized gain or loss on the contracts was recorded, prior to January 1, 2001, on the balance sheet in other assets and amortized as interest expense over the period of the hedged loans.
         As of January 1, 2001, in accordance with SFAS 133, the gain or loss on the contracts has been reclassified to accumulated other comprehensive income on the balance sheet. As of March 31, 2001, no treasury lock agreements were outstanding.

         Certain mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

         Total interest capitalized, including the prorata share of joint ventures, during the three months ended March 31, 2001 and 2000, was $1,218 and $1,311, respectively.

         The fair value of mortgage notes payable for the wholly-owned Centers at March 31, 2001 and December 31, 2000 is estimated to be approximately $1,208,307 and $1,282,163, respectively, based on current interest rates for comparable loans.

                       THE MACERICH COMPANY (The Company)
            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)


6.       Bank and Other Notes Payable:

         The Company has a credit facility of $150,000 with a maturity of May 2002. The interest rate on such credit facility fluctuates between 1.35% and 1.80% over LIBOR depending on leverage levels. As of March 31, 2001 and December 31, 2000,$131,000 and $59,000 of borrowings were outstanding under this line of credit at interest rates of 6.42% and 7.90%, respectively.

         Additionally, the Company issued $10,776 in letters of credit guaranteeing performance by the Company of certain obligations. The Company does not believe that these letters of credit will result in a liability to the Company.

         During January 1999, the Company entered into a bank construction loan agreement to fund $89,250 of costs related to the redevelopment of Pacific View. The loan bore interest at LIBOR plus 2.25% through 2000. In January 2001, the interest rate was reduced to LIBOR plus 1.75% and the loan matures in February 2002. Principal was drawn as construction costs were incurred. As of March 31, 2001 and December 31, 2000, $89,250 and $88,340 of principal had been drawn under the loan at interest rates of 7.63% and 8.63%, respectively. The Company has committed to replacing this loan with a $96,000 ten-year 7.16% fixed rate permanent loan.

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

8.       Related-Party Transactions:

         The Company engaged the Management Companies to manage the operations of its properties and certain unconsolidated joint ventures. For the three months ending March 31, 2001 and 2000, management fees of $757 and $713 respectively, were paid to the Management Companies by the Company. For the three months ending March 31, 2001 and 2000, management fees of $1,772 and $2,013 respectively, were paid to the Management Companies by the joint ventures.

         Certain mortgage notes are held by one of the Company's joint venture partners. Interest expense in connection with these notes was $2,485 and $2,519 for the three months ended March 31, 2001 and 2000, respectively. Included in accounts payable and accrued expenses is interest payable to these partners of $262 and $512 at March 31, 2001 and December 31, 2000, respectively.

                       THE MACERICH COMPANY (The Company)
            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)


8.       Related-Party Transactions - Continued:

         In 1997 and 1999 certain executive officers received loans from the Company totaling $6,500. These loans are full recourse to the executives. $6,000 of the loans were issued under the terms of the employee stock incentive plan, bear interest at 7%, are due in 2007 and 2009 and are secured by Company common stock owned by the executives. On February 9, 2000, $300 of the $6,000 of loans was forgiven with respect to three of these officers and charged to compensation expense. The $500 loan issued in 1997 is non interest bearing and is forgiven ratably over a five year term. These loans receivable are included in other assets at March 31, 2001 and December 31, 2000.

         Certain Company officers and affiliates have guaranteed mortgages of $21,750 at one of the Company's joint venture properties and $2,000 at Greeley Mall.

9.       Commitments and Contingencies:

         The Company has certain properties subject to noncancellable operating ground leases. The leases expire at various times through 2070, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined. Ground rent expenses, net of amounts capitalized, were $9 and $198 for the three months ended March 31, 2001 and 2000, respectively. There were no contingent rents incurred in either period.

         Perchloroethylene ("PCE") has been detected in soil and groundwater in the vicinity of a dry cleaning establishment at North Valley Plaza, formerly owned by a joint venture of which the Company was a 50% member. The property was sold on December 18, 1997. The California Department of Toxic Substances Control ("DTSC") advised the Company in 1995 that very low levels of Dichloroethylene ("1,2 DCE"), a degradation byproduct of PCE, had been detected in a municipal water well located 1/4 mile west of the dry cleaners, and that the dry cleaning facility may have contributed to the introduction of 1,2 DCE into the water well. According to DTSC, the maximum contaminant level ("MCL") for 1,2 DCE which is permitted in drinking water is 6 parts per billion ("ppb"). The 1,2 DCE was detected in the water well at a concentration of 1.2 ppb, which is below the MCL. The Company has retained an environmental consultant and has initiated extensive testing of the site. The joint venture agreed (between itself and the buyer) that it would be responsible for continuing to pursue the investigation and remediation of impacted soil and groundwater resulting from releases of PCE from the former dry cleaner. Approximately $4 and $18 have already been incurred by the joint venture for remediation, professional and legal fees for the periods ending March 31, 2001 and 2000, respectively. An additional $66 remains reserved by the joint venture as of March 31, 2001. The joint venture has been sharing costs with former owners of the property and intends to look to additional responsible parties for recovery.

                       THE MACERICH COMPANY (The Company)
            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

9.       Commitments and Contingencies, Continued:

         The Company acquired Fresno Fashion Fair in December 1996. Asbestos has been detected in structural fireproofing throughout much of the Center. Testing data conducted by professional environmental consulting firms indicates that the fireproofing is largely inaccessible to building occupants and is well adhered to the structural members. Additionally, airborne concentrations of asbestos were well within OSHA's permissible exposure limit ("PEL") of .1 fcc. The accounting for this acquisition includes a reserve of $3,300 to cover future removal of this asbestos, as necessary. The Company incurred $4 and $13 in remediation costs for the three months ending March 31, 2001 and 2000, respectively. An additional $2,754 remains reserved at March 31, 2001.

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

11.      Subsequent Events:

         On May 11, 2001, a dividend/distribution of $0.53 per share was declared for common stockholders and OP unit holders of record on May 18, 2001. In addition, the Company declared a dividend of $0.53 on the Company's Series A Preferred Stock and a dividend of $0.53 on the Company's Series B Preferred Stock. All dividends/distributions will be payable on June 8, 2001.

                       THE MACERICH COMPANY (The Company)


                                     Item 2

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

         The following discussion is based primarily on the consolidated balance sheet of The Macerich Company as of March 31, 2001, and also compares the activities for the three months ended March 31, 2001 to the activities for the three months ended March 31, 2000.

         This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect the fair presentation of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

         Forward-Looking Statements

         This quarterly report on Form 10-Q contains or incorporates statements that constitute forward-looking statements. Those statements appear in a number of places in this Form 10-Q and include statements regarding,
         among   other   matters,   the   Company's   growth   and   acquisition
         opportunities, the Company's acquisition and other strategies, regulatory matters pertaining to compliance with governmental regulations and other factors affecting the Company's financial
         condition  or results of operations.   Words  such  as  "expects,"
         "anticipates," "intends," "projects," "predicts," "plans," "believes," "seeks," "estimates," and "should" and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or industry to vary materially from the Company's future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include, among others,  general industry economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of current and prospective tenants, tenant bankruptcies, lease rates and terms, availability and cost of financing, interest rate fluctuations and
         operating  expenses;   adverse  changes  in  the  real  estate  markets
         including, among other things, competition from other companies, retail formats and technology, risks of real estate development, acquisitions
         and   dispositions;    governmental   actions   and   initiatives;
         environmental and safety requirements; energy and electricity shortages
` and costs. The Company will not update any forward-looking information to reflect actual results or changes in the factors affecting the forward-looking information.

          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations, Continued:

         Pacific View (formerly known as Buenaventura Mall), Crossroads Mall-Boulder and Parklane Mall are currently under redevelopment and are referred to herein as the "Redevelopment Centers." All other Centers, excluding Redevelopment Centers, are referred to herein as the "Same Centers," unless the context otherwise requires.

         Revenues include rents attributable to the accounting practice of straight lining of rents which requires rent to be recognized each year in an amount equal to the average rent over the term of the lease, including fixed rent increases over that period. The amount of straight lined rents, included in consolidated revenues, recognized at March 31, 2001 was $0.1 million compared to $0.2 million at March 31, 2000. Additionally, the Company recognized through equity in income of unconsolidated joint ventures, $0.4 million as its pro rata share of straight lined rents from joint ventures at March 31, 2001 compared to $0.5 million at March 31, 2000. These decreases resulted from the Company structuring the majority of its new leases using annual Consumer Price Index ("CPI") increases, which generally do not require straight lining treatment. The Company believes that using CPI increases, rather than fixed contractual rent increases, results in revenue recognition that more closely matches the cash revenue from each lease and will provide more consistent rent growth throughout the term of the leases.

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

          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations, Continued:

Results of Operations

   Comparison of Three Months Ended March 31, 2001 and 2000

         Revenues

         Minimum and percentage rents increased by 3.7% to $50.5 million in 2001 from $48.7 million in 2000. Approximately $0.9 million of the increase is attributable to the Same Centers and $0.9 million of the increase relates to the Redevelopment Centers.

         Tenant recoveries increased to $24.8 million in 2001 from $24.6 million in 2000.

         Other income increased to $2.4 million in 2001 from $2.0 million in 2000.

         Expenses

         Shopping center expenses increased to $24.2 million in 2001 compared to $23.9 million in 2000. The increase is a result of increased property taxes and recoverable expenses at the Centers.

         Interest Expense

         Interest expense decreased to $28.0 million in 2001 from $28.2 million in 2000.

         Depreciation and Amortization

         Depreciation and amortization increased to $16.1 million in 2001 from $14.5 million in 2000. The increase is primarily due to greater depreciation at Pacific View Mall.

         Income from Unconsolidated Joint Ventures and Management Companies

         The income from unconsolidated joint ventures and the Management Companies was $6.1 million for 2001, compared to income of $6.7 million in 2000. The decrease is primarily due to greater interest expense from the debt restructuring at SDG Macerich Properties, L.P.

         Extraordinary Loss from Early Extinguishment of Debt

         In 2001, the Company wrote off $0.2 million of unamortized financing costs.

         Cumulative Effect of Change in Accounting Principle

         A loss of $1.0 million in 2000 is a result of implementation of SAB 101 at January 1, 2000.

         Net Income Available to Common Stockholders

         As  a  result  of  the  foregoing,   net  income  available  to  common
         stockholders increased to $6.4 million in 2001 from $6.3 million in 2000.

          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations, Continued:

Results of Operations - Continued:

   Comparison of Three Months Ended March 31, 2001 and 2000 - Continued:

         Operating Activities

         Cash flow from operations was $21.6 million in 2001 compared to $25.4 million in 2000. The decrease is primarily due to the factors mentioned above.

         Investing Activities

         Cash used in investing activities was $16.3 million in 2001 compared to cash utilized by investing activities of $9.0 million in 2000. This decrease is primarily due to improvements and renovations to the Centers.

         Financing Activities

         Cash flow used in financing activities was $19.8 million in 2001 compared to cash used in financing activities of $26.0 million in 2000.

         Funds From Operations

         Primarily because of the factors mentioned above, Funds from Operations
         - Diluted increased 1% to $38.1 million in 2001 from $37.8 million in 2000 (See "Funds From Operations").

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

         The Company believes that it will have access to the capital necessary to expand its business in accordance with its strategies for growth and maximizing Funds from Operations and to execute its share repurchase program. The Company presently intends to obtain additional capital necessary for these purposes through a combination of debt financings, joint ventures and the sale of non-core assets. During 1998 and 1999, the Company acquired two portfolios through joint ventures and raised additional capital in 1999 from the sale of interests in two properties to one joint venture partner. The Company believes such joint venture arrangements provide an attractive alternative to other forms of financing, whether for acquisitions or other business opportunities.

          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations, Continued:

         Liquidity and Capital Resources - Continued:

         The Company's total outstanding loan indebtedness at March 31, 2001 was $2.3 billion (including its pro rata share of joint venture debt). This equated to a debt to Total Market Capitalization (defined as total debt of the Company, including its pro rata share of joint venture debt, plus aggregate market value of outstanding shares of common stock, assuming full conversion of OP Units and preferred stock into common stock) ratio of approximately 66% at March 31, 2001. The Company's debt consists primarily of fixed-rate conventional mortgages payable secured by individual properties.

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

         The Company has an unsecured line of credit for up to $150.0 million with a maturity of May 2002. There were $131.0 million of borrowings outstanding at March 31, 2001.

         At March 31, 2001, the Company had cash and cash equivalents available of $21.8 million.

          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations, Continued:

         Funds From Operations

         The Company believes that the most significant measure of its performance is Funds from Operations ("FFO"). FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") to be:
         Net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring, sales or write-down of assets, and cumulative effect of change in accounting principle, plus depreciation and amortization (excluding depreciation on personal property and amortization of loan and financial instrument costs) and after adjustments for unconsolidated entities. Adjustments for unconsolidated entities are calculated on the same basis. FFO does not represent cash flow from operations, as defined by GAAP, and is not necessarily indicative of cash available to fund all cash flow needs. The following reconciles net income available to common stockholders to FFO:

                                                                              Three Months Ended March 31,
                                                                             2001                      2000
                                                                   ------------------------  --------------------------
                                                                     Shares       Amount       Shares      Amount
                                                                   ----------  ------------  ----------  --------------
                                                                                 (amounts in thousands)


Net income - available to common stockholders                                       $6,419                      $6,326

Adjustments to reconcile net income to FFO - basic:
     Minority interest                                                               2,128                       2,039
     Depreciation and amortization on wholly owned centers                          16,104                      14,528
     Pro rata share of unconsolidated entities' depreciation and
          amortization                                                               6,521                       5,695
     Loss (gain) on sale of wholly-owned assets                                        321                           2
     Loss on early extinguishment of debt                                              186                           -
     Pro rata share of (gain) loss on sale of assets
          from unconsolidated entities                                                 (85)                        424
     Cumulative effect of the change in accounting principle -
          wholly-owned assets                                                            -                         963
     Cumulative effect of the change in accounting principle -
          pro rata joint ventures                                                        -                         787

     Less:  Depreciation on personal property and amortization
          of loan costs and interest rate caps                                      (1,220)                     (1,194)
                                                                               ------------              --------------

FFO - basic (1)                                                       44,796        30,374      45,052          29,570

Additional adjustments to arrive at FFO - diluted:
     Impact of convertible preferred stock                             9,115         4,831       9,115           4,648
     Impact of stock options and restricted stock using
         the treasury method                                               -             -         298             458
     Impact of convertible debentures                                  4,847         2,904       5,186           3,146
                                                                   ----------  ------------  ----------  --------------

FFO - diluted (2)                                                     58,758       $38,109      59,651         $37,822
                                                                   ==========  ============  ==========  ==============








          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations, Continued:

         Funds From Operations - Continued:

         1) Calculated based upon basic net income as adjusted to reach basic FFO. Weighted average number of shares includes the weighted average number of shares of common stock outstanding for 2001 and 2000 assuming the conversion of all outstanding OP units. As of March 31, 2001, 11.2 million of OP units were outstanding.

         2) The computation of FFO - diluted and diluted average number of shares outstanding includes the effect of outstanding common stock options and restricted stock using the treasury method. The convertible debentures are dilutive for the three months ending March 31, 2001 and 2000, and are included in the FFO calculation to calculate FFO - diluted. On February 25, 1998, the Company sold $100 million of its Series A Preferred Stock. On June 17, 1998, the Company sold $150 million of its Series B Preferred Stock. The preferred stock can be converted on a one for one basis for common stock. The preferred shares are assumed converted for purposes of FFO diluted per share, as they are dilutive to that calculation.

         Included in minimum rents were rents attributable to the accounting practice of straight-lining of rents. The amount of straight-lining of rents that impacted minimum rents was $0.1 million and $0.2 million for the three months ended March 31, 2001 and 2000, respectively. The decline in straight-lining of rents from 2000 to 2001 is due to the Company structuring its new leases using rent increases tied to the change in the CPI rather than using contractually fixed rent increases. CPI increases do not generally require straight-lining of rent treatment.

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

          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations, Continued:

         New Accounting Pronouncements Issued

         In December 1999, the Securities and Exchange Committee issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which became effective for periods beginning after December 15, 1999. This bulletin modified the timing of revenue recognition for percentage rent received from tenants. This change will defer recognition of a significant amount of percentage rent for the first three calendar quarters into the fourth quarter. The Company applied this accounting change as of January 1, 2000. The cumulative effect of this change in accounting principle at the adoption date of January 1, 2000, including the pro rata share of joint ventures, was approximately $1,750,000 at March 31, 2000.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which requires companies to record derivatives on the balance sheet, measured at fair value. Changes in the fair values of those derivatives will be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities," which delays the implementation of SFAS 133 from January 1, 2000 to January 1, 2001. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133," ("SFAS138"), which amends the accounting and reporting standards of SFAS 133. As a result of the adoption of SFAS 133 on January 1, 2001, the Company recorded a transition adjustment of $9.4 million to accumulated other comprehensive income related to treasury rate lock transactions settled in prior years. The entire transition adjustment is reflected in the quarter ended March 31, 2001. The transition adjustment of $9.4 million less amortization of $0.3 million would be subtracted from net income to arrive at comprehensive income of $2.1 million. The Company expects that $1.3 million will be reclassified from accumulated other comprehensive income to earnings for the year ended December 31, 2001. During the quarter ended March 31, 2001, the Company reclassified $0.3 million from accumulated other comprehensive income to earnings.

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

         The following table sets forth information as of March 31, 2001 concerning the Company's long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV").


                                          For the Years Ended December 31,
                                               (dollars in thousands)
                           2001          2002          2003          2004         2005        Thereafter       Total           FV
                       ------------- -------------- ------------  ------------ ------------  ------------- -------------- ----------

Wholly Owned Centers:
Long term debt:
 Fixed rate              $46,490        $11,857      $52,235      $129,297      $12,554       $935,859     $1,188,292     $1,208,307
 Average interest rate     7.47%          7.41%        7.39%         7.41%        7.41%          7.41%          7.42%              -
 Fixed rate - Debentures       -        150,848            -             -            -              -        150,848        150,052
 Average interest rate         -          7.25%            -             -            -              -          7.25%              -
 Variable rate                 -        220,250            -             -            -              -        220,250        220,250
 Average interest rate         -          6.91%            -             -            -              -          6.91%              -
                     ------------- -------------- ------------  ------------ ------------  ------------- -------------- ------------

Total debt - Wholly
owned Centers            $46,490       $382,955      $52,235      $129,297      $12,554       $935,859     $1,559,390     $1,578,609
                     ------------- -------------- ------------  ------------ ------------  ------------- -------------- ------------

Joint Venture Centers:
(at Company's
pro rata share)

 Fixed rate               $6,812         $7,538       $8,410        $8,977      $74,468       $476,749       $582,954       $577,710
 Average interest rate     6.86%          6.86%        6.86%         6.87%        6.83%          6.83%          6.85%              -
 Variable rate                 -          8,224       92,250             -            -         40,700        141,174        141,174
 Average interest rate         -          7.75%        5.66%             -            -          5.53%          6.30%              -
                     ------------- -------------- ------------  ------------ ------------  ------------- -------------- ------------

Total debt -
Joint Ventures            $6,812        $15,762     $100,660        $8,977      $74,468       $517,449       $724,128       $718,884
                     ------------- -------------- ------------  ------------ ------------  ------------- -------------- ------------

Total debt -
All Centers              $53,302       $398,717     $152,895      $138,274      $87,022     $1,453,308     $2,283,518     $2,297,493
                     ============= ============== ============  ============ ============  ============= ============== ============




         On May 2, 2001, the Company refinanced the $36.5 million fixed rate debt on Capitola Mall maturing in 2001. The prior loan was paid in full and a new note was issued for $48.5 million bearing interest at a fixed rate of 7.13% and maturing May 15, 2011. The remaining debt maturing in 2001 reflects the amortization of principal on existing debt.

         In addition, the Company has assessed the market risk for its variable rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $3.6 million per year based on $361.4 million outstanding at March 31, 2001.

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


                            The Macerich Company





                            By: /s/ Thomas E. O'Hern
                                Thomas E. O'Hern
                                Executive Vice President and
                                Chief Financial Officer








Date:  May 14, 2001

                                  Exhibit Index



Exhibit No.
Page


(a)      Exhibits


              Number                                 Description
             --------                               ------------

              None