Form 10-Q
period 2001-06-30
MACERICH CO
filed 2001-08-14
CIK 912242

THE MACERICH COMPANY (The Company)


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           FOR QUARTER ENDED JUNE 30, 2001 COMMISSION FILE NO. 1-12504

                              THE MACERICH COMPANY
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           MARYLAND                                    95-4448705
--------------------------------           -----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

            401 Wilshire Boulevard, Suite 700, Santa Monica, CA 90401
------------------------------------------------------------------------------
               (Address of principal executive office) (Zip code)

        Registrant's telephone number, including area code (310) 394-6000
                                                       -------------------

                                       N/A
------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Number of shares outstanding of the registrant's common stock, as of August 9, 2001.

            Common stock, par value $.01 per share: 33,934,114 shares
------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days.


             YES           X                          NO
          ----------                            ----------

                       THE MACERICH COMPANY (The Company)


                                    Form 10-Q


                                      INDEX


                                                                           Page

Part I:  Financial Information

Item 1.  Financial Statements


     Consolidated balance sheets of the Company as of June 30, 2001 and
     December 31, 2000                                                       1


     Consolidated statements of operations of the Company for the
     periods from January 1 through June 30, 2001 and 2000                   2


     Consolidated statements of operations of the Company for the
     periods from April 1 through June 30, 2001 and 2000                     3


     Consolidated statements of cash flows of the Company for the
     periods from January 1 through June 30, 2001 and 2000                   4


     Notes to condensed and consolidated financial statements          5 to 18


Item 2.
     Management's Discussion and Analysis of Financial
     Condition and Results of Operations                              19 to 28

Item 3.
     Quantitative and Qualitative Disclosures About
     Market Risk                                                            29


Part II:
     Other Information                                                      30

                       THE MACERICH COMPANY (The Company)


                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)
                                   (Unaudited)

                                                                                        June 30,         December 31.
                                                                                         2001                2000
                                                                                   -----------------   -----------------

                                     ASSETS:
Property, net                                                                            $1,932,654          $1,933,584
Cash and cash equivalents                                                                    27,364              36,273
Tenant receivables, including accrued overage rents of
     $975 in 2001 and $6,486 in 2000                                                         34,327              38,922
Deferred charges and other assets, net                                                       56,523              55,323
Investments in joint ventures and the Management Companies                                  271,041             273,140
                                                                                   -----------------   -----------------
                                                                                   -----------------   -----------------
               Total assets                                                              $2,321,909          $2,337,242
                                                                                   =================   =================
LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY:

Mortgage notes payable:
     Related parties                                                                        $82,665            $133,063
     Others                                                                               1,115,313           1,119,684
                                                                                   -----------------   -----------------
     Total                                                                                1,197,978           1,252,747
Bank notes payable                                                                          233,250             147,340
Convertible debentures                                                                      150,848             150,848
Accounts payable and accrued expenses                                                        20,130              24,681
Due to affiliates                                                                             2,485               8,800
Other accrued liabilities                                                                    18,065              17,887
Preferred stock dividend payable                                                              4,831               4,831
                                                                                   -----------------   -----------------
               Total liabilities                                                          1,627,587           1,607,134
                                                                                   -----------------   -----------------

Minority interest in Operating Partnership                                                  110,705             120,500
                                                                                   -----------------   -----------------

Commitments and contingencies (Note 9)

  Series A cumulative convertible redeemable preferred stock, $.01 par value,
    3,627,131 shares authorized, issued and
    outstanding at June 30, 2001 and December 31, 2000                                       98,934              98,934

  Series B cumulative convertible redeemable preferred stock, $.01 par value,
    5,487,471 shares authorized, issued and
    outstanding at June 30, 2001 and December 31, 2000                                      148,402             148,402
                                                                                   -----------------   -----------------
                                                                                            247,336             247,336
                                                                                   -----------------   -----------------
Common stockholders' equity:
     Common stock, $.01 par value, 100,000,000 shares
              authorized, 33,850,167 and 33,612,462 shares issued and
              outstanding at June 30, 2001 and December 31, 2000, respectively                  338                 338
     Additional paid in capital                                                             351,462             359,306
     Accumulated earnings                                                                         -              10,314
     Accumulated other comprehensive loss                                                    (6,489)                  -
     Unamortized restricted stock                                                            (9,030)             (7,686)
                                                                                   -----------------   -----------------
              Total common stockholders' equity                                             336,281             362,272
                                                                                   -----------------   -----------------
                   Total liabilities, preferred stock and common stockholders' equity    $2,321,909          $2,337,242
                                                                                   =================   =================


                        The accompanying notes are an integral part of these financial statements.

                                     - 1 -

                       THE MACERICH COMPANY (The Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                            Six Months Ended June 30,
                                                                  -----------------------------------------------
                                                                          2001                      2000
                                                                  ---------------------     ---------------------

REVENUES:
     Minimum rents                                                             $98,219                   $95,080
     Percentage rents                                                            2,988                     3,002
     Tenant recoveries                                                          52,166                    49,438
     Other                                                                       5,081                     4,037
                                                                  ---------------------     ---------------------
         Total revenues                                                        158,454                   151,557
                                                                  ---------------------     ---------------------
EXPENSES:
     Shopping center expenses                                                   51,977                    48,108
     General and administrative expense                                          3,515                     3,181
     Interest expense:
         Related parties                                                         3,959                     5,042
         Others                                                                 51,534                    50,057
                                                                  ---------------------     ---------------------
         Total interest expense                                                 55,493                    55,099
                                                                  ---------------------     ---------------------

     Depreciation and amortization                                              32,491                    29,568
Equity in income of unconsolidated
     joint ventures and the management companies                                12,681                    13,109
Loss on sale of assets                                                            (188)                     (108)

                                                                  ---------------------     ---------------------
Income before minority interest, extraordinary item and
    cumulative effect of change in accounting principle                         27,471                    28,602
Extraordinary loss on early extinguishment of debt                                (187)                        -
Cumulative effect of change in accounting principle                                  -                      (963)
                                                                  ---------------------     ---------------------
Income of the Operating Partnership                                             27,284                    27,639
Less minority interest in net income
     of the Operating Partnership                                                4,377                     4,421
                                                                  ---------------------     ---------------------
Net income                                                                      22,907                    23,218
Less preferred dividends                                                         9,662                     9,297
                                                                  ---------------------     ---------------------
Net income available to common stockholders                                    $13,245                   $13,921
                                                                  =====================     =====================

Earnings per common share - basic:
Income before extraordinary item and cumulative effect
     of change in accounting principle                                           $0.40                     $0.44
     Extraordinary item                                                          (0.01)                        -
     Cumulative effect of change in accounting principle                             -                     (0.03)
                                                                  ---------------------     ---------------------
Net income per share available to common stockholders                            $0.39                     $0.41
                                                                  =====================     =====================

Weighted average number of common shares
     outstanding - basic                                                    33,706,000                34,120,000
                                                                  =====================     =====================

Weighted average number of common shares
     outstanding - basic, assuming full conversion of
     operating partnership units outstanding                                44,860,000                45,073,000
                                                                  =====================     =====================
Earnings per common share - diluted:
Income before extraordinary item and cumulative effect
     of change in accounting principle                                           $0.39                     $0.43
     Extraordinary item                                                              -                         -
     Cumulative effect of change in accounting principle                             -                     (0.02)
                                                                  ---------------------     ---------------------
Net income per share - available to common stockholders                          $0.39                     $0.41
                                                                  =====================     =====================
Weighted average number of common shares
     outstanding - diluted for EPS                                          44,860,000                45,073,000
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


                       THE MACERICH COMPANY (The Company)


                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                          Three Months Ended June 30,
                                                                          -----------------------------
                                                                             2001             2000
                                                                          ------------    -------------

REVENUES:
     Minimum rents                                                            $49,553          $47,905
     Percentage rents                                                           1,140            1,471
     Tenant recoveries                                                         27,364           24,869
     Other                                                                      2,634            2,010
                                                                          ------------    -------------
         Total revenues                                                        80,691           76,255
                                                                          ------------    -------------
EXPENSES:
     Shopping center expenses                                                  27,825           24,208
     General and administrative expense                                         1,832            1,712
     Interest expense:
         Related parties                                                        1,474            2,523
         Others                                                                26,023           24,424
                                                                          ------------    -------------
         Total interest expense                                                27,497           26,947
                                                                          ------------    -------------

     Depreciation and amortization                                             16,387           15,040
Equity in income of unconsolidated
     joint ventures and the management companies                                6,625            6,386
Gain (loss) on sale of assets                                                     132             (106)

                                                                          ------------    -------------
Income before minority interest, extraordinary item and
    cumulative effect of change in accounting principle                        13,907           14,628
Extraordinary loss on early extinguishment of debt                                 (1)               -
                                                                          ------------    -------------
Income of the Operating Partnership                                            13,906           14,628
Less minority interest in net income
     of the Operating Partnership                                               2,249            2,383
                                                                          ------------    -------------
Net income                                                                     11,657           12,245
Less preferred dividends                                                        4,831            4,648
                                                                          ------------    -------------
Net income available to common stockholders                                    $6,826           $7,597
                                                                          ============    =============

Earnings per common share - basic:
Income before extraordinary item and cumulative effect
     of change in accounting principle                                          $0.20            $0.22
                                                                          ------------    -------------
Net income per share available to common stockholders                           $0.20            $0.22
                                                                          ============    =============

Weighted average number of common shares
     outstanding - basic                                                   33,771,000       34,148,000
                                                                          ============    =============

Weighted average number of common shares
     outstanding - basic, assuming full conversion of
     operating partnership units outstanding                               44,924,000       45,093,000
                                                                          ============    =============
Earnings per common share - diluted:
Income before extraordinary item and cumulative effect
     of change in accounting principle                                          $0.20            $0.22
                                                                          ------------    -------------
Net income per share - available to common stockholders                         $0.20            $0.22
                                                                          ============    =============
Weighted average number of common shares
     outstanding - diluted for EPS                                         44,924,000       45,093,000
                                                                          ============    =============



                                  The accompanying notes are an integral part of these financial statements.


                       THE MACERICH COMPANY (The Company)


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                          For the six months ended June 30,
                                                                         ------------------------------------
                                                                              2001                2000
                                                                         ----------------   -----------------

Cash flows from operating activities:
     Net income - available to common stockholders                               $13,245             $13,921
     Preferred dividends                                                           9,662               9,297
                                                                         ----------------   -----------------
     Net income                                                                   22,907              23,218
                                                                         ----------------   -----------------

     Adjustments to reconcile net income to net cash provided by operating activities:
     Extraordinary loss on early extinguishment of debt                              187                   -
     Cumulative effect of change in accounting principle                               -                 963
     Loss on sale of assets                                                          188                 108
     Depreciation and amortization                                                32,491              29,568
     Amortization of net discount (premium) on trust deed note payable                17                  17
     Minority interest in net income of the Operating Partnership                  4,377               4,421
     Changes in assets and liabilities:
          Tenant receivables, net                                                  4,595               6,118
          Other assets                                                               236               3,188
          Accounts payable and accrued expenses                                   (4,551)            (10,087)
          Due to affiliates                                                       (6,315)             (5,470)
          Other liabilities                                                          178              (3,382)
                                                                         ----------------   -----------------
                   Total adjustments                                              31,403              25,444
                                                                         ----------------   -----------------
     Net cash provided by operating activities                                    54,310              48,662
                                                                         ----------------   -----------------
Cash flows from investing activities:
     Acquisitions of property, equipment and improvements                         (4,703)             (1,456)
     Renovations and expansions of Centers                                       (17,412)            (11,387)
     Tenant allowances                                                            (5,140)             (2,464)
     Deferred charges                                                             (5,930)             (5,440)
     Equity in income of unconsolidated joint ventures
          and the Management Companies                                           (12,681)            (13,109)
     Distributions from joint ventures                                            23,982              85,707
     Contributions to joint ventures                                              (9,202)               (387)
                                                                         ----------------   -----------------
     Net cash (used in) provided by investing activities                         (31,086)             51,464
                                                                         ----------------   -----------------

Cash flows from financing activities:
     Proceeds from mortgages, notes and debentures payable                       134,410              37,962
     Payments on mortgages, notes and debentures payable                        (103,286)            (85,729)
     Dividends and distributions                                                 (53,595)            (48,563)
     Dividends to preferred stockholders                                          (9,662)             (9,297)
                                                                         ----------------   -----------------
     Net cash used in financing activities                                       (32,133)           (105,627)
                                                                         ----------------   -----------------
     Net decrease in cash                                                         (8,909)             (5,501)

Cash and cash equivalents, beginning of period                                    36,273              40,455
                                                                         ----------------   -----------------
Cash and cash equivalents, end of period                                         $27,364             $34,954
                                                                         ================   =================

Supplemental cash flow information:
     Cash payment for interest, net of amounts capitalized                       $55,977             $55,263
                                                                         ================   =================


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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which became effective for periods beginning after December 15, 1999. This bulletin modified the timing of revenue recognition for percentage rent received from tenants. This change will defer recognition of a significant amount of percentage rent for the first three calendar quarters into the fourth quarter. The Company applied this accounting change as of January 1, 2000. The cumulative effect of this change in accounting principle, at the adoption date of January 1, 2000, including the pro rata share of joint ventures, was approximately $1,750.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which requires companies to record derivatives on the balance sheet, measured at fair value. Changes in the fair values of those derivatives will be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities," which delays the implementation of SFAS 133 from January 1, 2000 to January 1, 2001. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133," ("SFAS138"), which amends the accounting and reporting standards of SFAS 133. As a result of the adoption of SFAS 133 on January 1, 2001, the Company recorded a transition adjustment of $9,445 to accumulated other comprehensive income related to treasury rate lock transactions settled in prior years. The entire transition adjustment was reflected in the quarter ended March 31, 2001. The transition adjustment of $9,445, less minority interest of $2,297 and amortization of $659 for the six months ended June 30, 2001, would be subtracted from net income to arrive at comprehensive income of $16,418. The Company expects that $1,328 will be reclassified from

                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)


1.      Interim Financial Statements and Basis of Presentation - Continued:

       accumulated other comprehensive income to earnings for the year ended December 31, 2001. During the quarter ended June 30, 2001, the Company reclassified $331 from accumulated other comprehensive income to earnings.

       Earnings Per Share ("EPS"):

       The computation of basic earnings per share is based on net income and the weighted average number of common shares outstanding for the six and three months ending June 30, 2001 and 2000. The computation of diluted earnings per share does not include the effect of outstanding restricted stock and common stock options issued under the employee and director stock incentive plans as they are antidilutive using the treasury method. The Operating Partnership units ("OP units") not held by the Company have been included in the diluted EPS calculation since they are redeemable on a one-for-one basis. The following table reconciles the basic and diluted earnings per share calculation:

                                                                              For the Six Months Ended June 30,
                                                        --------------------------------------------------------------------------
                                                        --------------------------------------  ----------------------------------
                                                                        2001                                    2000
                                                        --------------------------------------  ----------------------------------

                                                            Net                                     Net
                                                           Income       Shares     Per Share       Income      Shares   Per Share
                                                        --------------------------------------  ----------------------------------
                                                                            (In thousands, except per share data)
Net income                                                   $22,907                                 $23,218
Less:  Preferred stock dividends                               9,662                                   9,297
                                                        -------------                           -------------

Basic EPS:
Net income - available to common stockholders                 13,245       33,706       $0.39         13,921      34,120   $0.41

Diluted EPS:
Effect of dilutive securities:
     Conversion of OP units                                    4,377       11,154                      4,421      10,953
     Employee stock options and restricted stock             n/a - antidilutive for EPS               n/a - antidilutive for EPS
     Convertible preferred stock                             n/a - antidilutive for EPS               n/a - antidilutive for EPS
     Convertible debentures                                  n/a - antidilutive for EPS               n/a - antidilutive for EPS
                                                        --------------------------------------  -----------------------------------

Net income - available to common stockholders                $17,622       44,860       $0.39        $18,342      45,073   $0.41
                                                        ======================================  ===================================



                                                                   For the Three Months Ended June 30,
                                                    -------------------------------------------------------------------
                                                    ---------------------------------- --------------------------------
                                                                  2001                              2000
                                                    ---------------------------------- --------------------------------
                                                        Net                               Net
                                                       Income     Shares   Per Share     Income    Shares   Per Share
                                                    ---------------------------------- --------------------------------
                                                                  (In thousands, except per share data)
Net income                                               $11,657                          $12,245
Less:  Preferred stock dividends                           4,831                            4,648
                                                    -------------                      -----------

Basic EPS:
Net income - available to common stockholders              6,826   33,771       $0.20       7,597   34,148       $0.22

Diluted EPS:
Effect of dilutive securities:
     Conversion of OP units                                2,249   11,153                   2,383   10,945
     Employee stock options and restricted stock       n/a - antidilutive for EPS        n/a - antidilutive for EPS
     Convertible preferred stock                       n/a - antidilutive for EPS        n/a - antidilutive for EPS
     Convertible debentures                            n/a - antidilutive for EPS        n/a - antidilutive for EPS
                                                    ---------------------------------- --------------------------------

Net income - available to common stockholders             $9,075   44,924       $0.20      $9,980   45,093       $0.22
                                                    ================================== ================================


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

         The Company was organized to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The 21%, as of June 30, 2001, limited partnership interest of the Operating Partnership not owned by the Company is reflected in these financial statements as minority interest.

3.       Investments in Unconsolidated Joint Ventures and the Management
         Companies:

         The following are the Company's investments in various joint ventures. The Operating Partnership's interest in each joint venture as of June 30, 2001 is as follows:

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

                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)


3. Investments in Unconsolidated Joint Ventures and the Management Companies, Continued:

         The Company accounts for the Management Companies (exclusive of MPMC,
         LLC), and joint ventures using the equity method of accounting. Effective March 29, 2001, the Company consolidated the accounts for MPMC, LLC.

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

         Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures and the Management Companies.




                                   COMBINED AND CONDENSED BALANCE SHEETS OF JOINT VENTURES
                                                AND THE MANAGEMENT COMPANIES


                                                                             June 30,           December 31,
                                                                               2001                 2000
                                                                          ----------------    ------------------


              Assets:
                  Properties, net                                              $2,167,435            $2,064,777
                  Other assets                                                    148,385               155,919
                                                                          ----------------    ------------------
                  Total assets                                                 $2,315,820            $2,220,696
                                                                          ----------------    ------------------
                                                                          ----------------    ------------------

              Liabilities and partners' capital:
                  Mortgage notes payable                                       $1,455,239            $1,461,857
                  Other liabilities                                               137,346                51,791
                  The Company's capital                                           271,041               273,140
                  Outside partners' capital                                       452,194               433,908
                                                                          ----------------    ------------------
                  Total liabilities and partners' capital                      $2,315,820            $2,220,696
                                                                          ----------------    ------------------
                                                                          ----------------    ------------------



                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

3. Investments in Unconsolidated Joint Ventures and the Management Companies - Continued:


                                      COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES
                                                  AND THE MANAGEMENT COMPANIES

                                                                      Six Months Ended June 30, 2001
                                          ---------------------------------------------------------------------------------------
                                                 SDG              Pacific
                                              Macerich            Premier             Other             Mgmt
                                          Properties, L.P.     Retail Trust      Joint Ventures      Companies         Total
                                          ------------------   --------------    ----------------   -------------   -------------

Revenues:
    Minimum rents                                   $45,362          $48,750              $9,957               -        $104,069
    Percentage rents                                  2,087            1,422                 578               -           4,087
    Tenant recoveries                                21,286           17,591               4,583               -          43,460
    Management fee                                        -                -                   -          $5,402           5,402
    Other                                             1,298              891               7,550               -           9,739
                                          ------------------   --------------    ----------------   -------------   -------------

Total revenues                                       70,033           68,654              22,668           5,402         166,757
                                          ------------------   --------------    ----------------   -------------   -------------

Expenses:
     Shopping center expenses                        26,047           19,347              18,193               -          63,587
     Interest expense                                19,740           24,786               3,852             (67)         48,311
     Management Company expense                           -                -                   -           5,924           5,924
     Depreciation and amortization                   12,439           11,213               3,317             533          27,502
                                          ------------------   --------------    ----------------   -------------   -------------
     Total operating expenses                        58,226           55,346              25,362           6,390         145,324
                                          ------------------   --------------    ----------------   -------------   -------------

Gain (loss) on sale of assets                           (12)              72                 259               -             319
                                          ------------------   --------------    ----------------   -------------   -------------

     Net income (loss)                              $11,795          $13,380             ($2,435)          ($988)        $21,752
                                          ==================   ==============    ================   =============   =============



                                         COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES
                                                  AND THE MANAGEMENT COMPANIES

                                                                        Six Months Ended June 30, 2000
                                             --------------------------------------------------------------------------------------
                                                    SDG             Pacific
                                                  Macerich          Premier             Other           Mgmt
                                              Properties, L.P.   Retail Trust      Joint Ventures     Companies         Total
                                             ------------------- --------------   ------------------ ------------   ---------------
Revenues:
    Minimum rents                                       $44,043        $46,076              $13,025            -          $103,144
    Percentage rents                                      2,144          1,248                  808            -             4,200
    Tenant recoveries                                    19,995         15,931                4,519            -            40,445
    Management fee                                            -              -                    -       $6,500             6,500
    Other                                                 1,051            591                  704          191             2,537
                                             ------------------- --------------   ------------------ ------------   ---------------

Total revenues                                           67,233         63,846               19,056        6,691           156,826
                                             ------------------- --------------   ------------------ ------------   ---------------

Expenses:
     Shopping center expenses                            25,308         17,287                5,479            -            48,074
     Interest expense                                    17,945         22,224                3,732         (161)           43,740
     Management Company expense                               -              -                    -        7,906             7,906
     Depreciation and amortization                       11,234          9,572                1,466          506            22,778
                                             ------------------- --------------   ------------------ ------------   ---------------
     Total operating expenses                            54,487         49,083               10,677        8,251           122,498
                                             ------------------- --------------   ------------------ ------------   ---------------

Gain (loss) on sale of assets                                 -              -                   60         (447)             (387)
Cumulative effect of change in accounting principle      (1,053)          (397)                 (98)          (9)           (1,557)
                                             ------------------- --------------   ------------------ ------------   ---------------

     Net income (loss)                                  $11,693        $14,366               $8,341      ($2,016)          $32,384
                                             =================== ==============   ================== ============   ===============



                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

3. Investments in Unconsolidated Joint Ventures and the Management Companies, Continued:


                                      COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES
                                                 AND THE MANAGEMENT COMPANIES


                                                                      Three Months Ended June 30, 2001
                                             -----------------------------------------------------------------------------------
                                                   SDG             Pacific
                                                 Macerich          Premier            Other              Mgmt
                                             Properties, L.P.    Retail Trust     Joint Ventures       Companies       Total
                                             -----------------  --------------- -------------------  --------------  -----------
Revenues:
    Minimum rents                                     $22,552          $24,640              $4,992               -      $52,184
    Percentage rents                                      415              566                 443               -        1,424
    Tenant recoveries                                  10,403            9,000               2,338               -       21,741
    Management fee                                          -                -                   -          $2,351        2,351
    Other                                                 804              287               5,582               -        6,673
                                             -----------------  --------------- -------------------  --------------  -----------

Total revenues                                         34,174           34,493              13,355           2,351       84,373
                                             -----------------  --------------- -------------------  --------------  -----------

Expenses:
     Shopping center expenses                          12,791           10,095              11,281               -       34,167
     Interest expense                                   9,289           12,419               2,010             (34)      23,684
     Management Company expense                             -                -                   -           1,982        1,982
     Depreciation and amortization                      6,291            5,702               2,478             239       14,710
                                             -----------------  --------------- -------------------  --------------  -----------
     Total operating expenses                          28,371           28,216              15,769           2,187       74,543
                                             -----------------  --------------- -------------------  --------------  -----------

Gain (loss) on sale of assets                             (11)               -                  (1)              -          (12)
                                             -----------------  --------------- -------------------  --------------  -----------

     Net income (loss)                                 $5,792           $6,277             ($2,415)           $164       $9,818
                                             =================  =============== ===================  ==============  ===========



                                      COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES
                                                 AND THE MANAGEMENT COMPANIES

                                                                      Three Months Ended June 30, 2000
                                              ----------------------------------------------------------------------------------
                                                     SDG             Pacific
                                                  Macerich           Premier           Other             Mgmt
                                              Properties, L.P.    Retail Trust     Joint Ventures      Companies       Total
                                              ------------------  --------------  -----------------  -------------- ------------
Revenues:
    Minimum rents                                       $22,134         $23,088             $6,638               -      $51,860
    Percentage rents                                        628             456                367               -        1,451
    Tenant recoveries                                     9,807           8,166              2,257               -       20,230
    Management fee                                            -               -                  -          $3,497        3,497
    Other                                                   566             279                402              76        1,323
                                              ------------------  --------------  -----------------  -------------- ------------

Total revenues                                           33,135          31,989              9,664           3,573       78,361
                                              ------------------  --------------  -----------------  -------------- ------------

Expenses:
     Shopping center expenses                            12,389           8,680              2,725               -       23,794
     Interest expense                                     9,908          10,964              1,864             (69)      22,667
     Management Company expense                               -               -                  -           4,449        4,449
     Depreciation and amortization                        5,723           4,943                417             274       11,357
                                              ------------------  --------------  -----------------  -------------- ------------
     Total operating expenses                            28,020          24,587              5,006           4,654       62,267
                                              ------------------  --------------  -----------------  -------------- ------------

Gain on sale of assets                                        -               -                 60               -           60
                                              ------------------  --------------  -----------------  -------------- ------------

     Net income (loss)                                   $5,115          $7,402             $4,718         ($1,081)     $16,154
                                              ==================  ==============  =================  ============== ============


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

   Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life ("NML") of $159,654 and $161,281 for the periods ended June 30, 2001 and December 31, 2000, respectively. NML is considered a related party because it is a joint venture partner with the Company in Macerich Northwestern Associates. Interest expense incurred on these borrowings amounted to $5,367 and $4,645 for the six months ended June 30, 2001 and 2000, respectively; and $2,686 and $2,150 for the three months ended June 30, 2001 and 2000, respectively.


4.            Property:

         Property is summarized as follows:

                                                                           June 30,               December 31,
                                                                             2001                     2000
                                                                     ---------------------    ---------------------

              Land                                                               $397,800                 $397,947
              Building improvements                                             1,726,361                1,716,860
              Tenant improvements                                                  61,992                   56,723
              Equipment and furnishings                                            15,060                   12,259
              Construction in progress                                             54,510                   44,679
                                                                     ---------------------    ---------------------
                                                                                2,255,723                2,228,468

              Less, accumulated depreciation                                     (323,069)                (294,884)
                                                                     ---------------------    ---------------------

                                                                               $1,932,654               $1,933,584
                                                                     ---------------------    ---------------------
                                                                     ---------------------    ---------------------


                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

5.       Mortgage Notes Payable:

         Mortgage notes payable at June 30, 2001 and December 31, 2000 consist of the following:




                                                   Carrying Amount of Notes
                                   ---------------------------------------------------------
                                   ---------------------------- ----------------------------
                                       2001                         2000
                                   ---------------------------- ----------------------------

Property Pledged                                     Related                      Related    Interest        Payment      Maturity
   As Collateral                       Other          Party         Other          Party       Rate           Terms          Date
---------------------------------  --------------  ------------ --------------  ------------ ---------    --------------  ---------

Wholly Owned Centers:

Capitola Mall (b)                           ----       $48,414           ----       $36,587     7.13%            380 (a)    2011
Carmel Plaza                             $28,492          ----        $28,626          ----     8.18%            202 (a)    2009
Chesterfield Towne Center                 63,174          ----         63,587          ----     9.07%             548(c)    2024
Citadel                                   71,412          ----         72,091          ----     7.20%             554(a)    2008
Corte Madera, Village at                  70,976          ----         71,313          ----     7.75%             516(a)    2009
Crossroads Mall-Boulder (d)                 ----        34,251           ----        34,476     7.08%             244(a)    2010
Fresno Fashion Fair                       69,000          ----         69,000          ----     6.52%     interest only     2008
Greeley Mall                              14,848          ----         15,328          ----     8.50%             187(a)    2003
Green Tree Mall/Crossroads - OK/
     Salisbury (e)                       117,714          ----        117,714          ----     7.23%     interest only     2004
Holiday Village                             ----          ----           ----        17,000     6.75%     interest only     (f)
Northgate Mall                              ----          ----           ----        25,000     6.75%     interest only     (f)
Northwest Arkansas Mall                   60,448          ----         61,011          ----     7.33%             434(a)    2009
Parklane Mall                               ----          ----           ----        20,000     6.75%     interest only     (f)
Queens Center                             98,788          ----         99,300          ----     6.88%             633(a)    2009
Rimrock Mall                              29,527          ----         29,845          ----     7.70%             244(a)    2003
Santa Monica Place (g)                    84,604          ----         84,939          ----     7.70%             606(a)    2010
South Plains Mall                         63,774          ----         64,077          ----     8.22%             454(a)    2009
South Towne Center                        64,000          ----         64,000          ----     6.61%     interest only     2008
Valley View Center                        51,000          ----         51,000          ----     7.89%     interest only     2006
Villa Marina Marketplace                  58,000          ----         58,000          ----     7.23%     interest only     2006
Vintage Faire Mall (h)                    69,556          ----         69,853          ----     7.89%             508(a)    2010
Westside Pavilion                        100,000          ----        100,000          ----     6.67%     interest only     2008
                                   --------------  ------------ --------------  ------------
                                   --------------  ------------ --------------  ------------
        Total - Wholly Owned
                     Centers          $1,115,313       $82,665     $1,119,684      $133,063
                                   --------------  ------------ --------------  ------------


                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

5.       Mortgage Notes Payable, Continued:

         Mortgage notes payable at June 30, 2001 and December 31, 2000 consist of the following:


                                                   Carrying Amount of Notes
                                   ----------------------------------------------------------
                                   ---------------------------- ----------------------------
                                       2001                         2000
                                   ---------------------------- ----------------------------

Property Pledged                                     Related                      Related    Interest        Payment      Maturity
   As Collateral                       Other          Party         Other          Party       Rate           Terms          Date
---------------------------------  --------------  ------------ --------------  ------------ ---------    --------------  ---------

Joint Venture Centers
(at pro rata share):

Broadway Plaza (50%) (i)                    ----       $35,683           ----       $36,032     6.68%            257 (a)    2008
Pacific Premier Retail
Trust (51%) (i):
    Cascade Mall                         $12,956          ----        $13,261          ----     6.50%            122 (a)    2014
    Kitsap Mall/Kitsap Place (j)          31,110          ----         31,110          ----     8.06%            230 (a)    2010
    Lakewood Mall (k)                     64,770                       64,770          ----     7.20%     interest only     2005
    Lakewood Mall (l)                      8,224          ----          8,224          ----     7.75%     interest only     2002
    Los Cerritos Center                   59,791                       60,174          ----     7.13%             421(a)    2006
    North Point Plaza                      1,784          ----          1,821          ----     6.50%             16 (a)    2015
    Redmond Town Center - Retail          31,872          ----         32,176          ----     6.50%            224 (a)    2011
    Redmond Town Center - Office (m)        ----        45,027           ----        45,500     6.77%            370 (a)    2009
    Stonewood Mall (n)                    39,653                       39,653          ----     7.41%            275 (a)    2010
    Washington Square                     58,899          ----         59,441          ----     6.70%            421 (a)    2009
    Washington Square Too                  6,204          ----          6,318          ----     6.50%             53 (a)    2016
SDG Macerich Properties L.P. (50%) (i)   185,966          ----        186,607          ----     6.55% (o)      1,120 (a)    2006
SDG Macerich Properties L.P. (50%) (i)    92,250          ----         92,250          ----     5.67% (o) interest only     2003
SDG Macerich Properties L.P. (50%) (i)    40,700          ----         40,700          ----     5.54% (o) interest only     2006
West Acres Center (19%) (i) (p)            7,522          ----          7,600          ----     6.52%            299 (a)    2009

                                   --------------  ------------ --------------  ------------
Total - Joint Venture Centers           $641,701       $80,710       $644,105       $81,532
                                   --------------  ------------ --------------  ------------

                                   --------------  ------------ --------------  ------------
Total - All Centers                   $1,757,014      $163,375     $1,763,789      $214,595
                                   ==============  ============ ==============  ============


(a)      This represents the monthly payment of principal and interest.

(b)           On May 2, 2001, the Company refinanced the debt on Capitola Mall.
              The prior loan was paid in full and a new note was issued for $48,500 bearing interest at a fixed rate of 7.13% and maturing May 15, 2011.

(c) This amount represents the monthly payment of principal and interest. In addition, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property's gross receipts (as defined in the loan agreement) exceeds a base amount specified therein. Contingent interest expense recognized by the Company was $278 and $74 for the six and three months ended June 30, 2001, respectively; and $236 and $106 for the six and three months ended June 30, 2000, respectively.

(d) This note was issued at a discount. The discount is being amortized over the life of the loan using the effective interest method. At June 30, 2001 and December 31, 2000, the unamortized discount was $314 and $331, respectively.

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

(k) In connection with the acquisition of this property, the joint venture assumed $127,000 of collateralized fixed rate notes (the "Notes"). The Notes bear interest at an average fixed rate of 7.20% and mature in August 2005. The Notes require the joint venture to deposit all cash flow from the property operations with a trustee to meet its obligations under the Notes. Cash in excess of the required amount, as defined, is released. Included in cash and cash equivalents is $750 of restricted cash deposited with the trustee at June 30, 2001 and at December 31, 2000.

(l) On July 28, 2000, the joint venture placed a $16,125 floating rate note on the property bearing interest at LIBOR plus 2.25% and maturing July 2002. At June 30, 2001 and December 31, 2000, the total interest was 7.75% and 9.0%, respectively.

(m) Concurrent with this acquisition, the joint venture placed $76,700 of debt and obtained a construction loan for an additional $16,000. Principal is drawn on the construction loan as costs are incurred. As of June 30, 2001 and December 31, 2000, $15,291 and $15,038 of principal has been drawn under the construction loan, respectively.

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

(o) In connection with the acquisition of these Centers, the joint venture assumed $485,000 of mortgage notes payable which are secured by the properties. At acquisition, the $300,000 fixed rate portion of this debt reflected a fair value of $322,700, which included an unamortized premium of $22,700. This premium is being amortized as interest expense over the life of the loan using the effective interest method. At June 30, 2001 and December 31, 2000, the unamortized balance of the debt premium was $14,833 and $16,113, respectively. This debt is due in May 2006 and requires monthly payments of $1,852. $184,500 of this debt is due in May 2003 and requires monthly interest payments at a variable weighted average rate(based on LIBOR)of 5.67% and 7.21% at June 30, 2001 and December 31, 2000, respectively. This variable rate debt is covered by an interest rate cap agreement which effectively prevents the interest rate from exceeding 11.53%. On April 12, 2000, the joint venture issued $138,500 of additional mortgage notes which are secured by the properties and are due in May 2006. $57,100 of this debt requires fixed monthly interest payments of $387 at a weighted average rate of 8.13% while the floating rate notes of $81,400 require monthly interest payments at a variable weighted average rate(based on LIBOR) of 5.54% and 7.08% at June 30, 2001 and December 31, 2000,
           respectively. This variable rate debt is covered by an interest rate cap agreement which effectively prevents the interest rate from exceeding 11.83%.

(p) This debt is interest only until January 2001 at which time monthly payments of principal and interest will be due in the amount of $299.

         The Company periodically enters into treasury lock agreements in order to hedge its exposure to interest rate fluctuations on anticipated financings. Under these agreements, the Company pays or receives an amount equal to the difference between the treasury lock rate and the market rate on the date of settlement, based on the notional amount of the hedge. The realized gain or loss on the contracts was recorded, prior to January 1, 2001, on the balance sheet in other assets and amortized as interest expense over the period of the hedged loans. As of January 1, 2001, in accordance with SFAS 133, the gain or loss on the contracts has been reclassified to accumulated other comprehensive income on the balance sheet. As of June 30, 2001, no treasury lock agreements were outstanding.

         Certain mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

         Total interest capitalized, including the prorata share of joint ventures, during the six and three months ended June 30, 2001, was $2,564 and $1,320, respectively; and total interest capitalized during the six and three months ended June 30, 2000 was $3,411 and $2,100, respectively.

         The fair value of mortgage notes payable, including the pro rata share of joint ventures, at June 30, 2001 and December 31, 2000 is estimated to be approximately $1,938,980 and $2,009,932, respectively, based on current interest rates for comparable loans.

                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

6.       Bank and Other Notes Payable:

         The Company has a credit facility of $150,000 with a maturity of May 2002. In August 2001, the Company expanded this line of credit to $175,000. The interest rate on such credit facility fluctuates between 1.35% and 1.80% over LIBOR depending on leverage levels. As of June 30, 2001 and December 31, 2000, $144,000 and $59,000 of borrowings were outstanding under this line of credit at interest rates of 5.64% and 7.90%, respectively.

         Additionally, the Company issued $10,776 in letters of credit guaranteeing performance by the Company of certain obligations. The Company does not believe that these letters of credit will result in a liability to the Company.

         During January 1999, the Company entered into a bank construction loan agreement to fund $89,250 of costs related to the redevelopment of Pacific View. The loan bore interest at LIBOR plus 2.25% through 2000. In January 2001, the interest rate was reduced to LIBOR plus 1.75% and the loan matures in February 2002. Principal was drawn as construction costs were incurred. As of June 30, 2001 and December 31, 2000, $89,250 and $88,340 of principal had been drawn under the loan at interest rates of 5.56% and 8.63%, respectively. On July 10, 2001, the Company paid off this loan in full and a permanent loan was issued for $89,000, expandable up to $96,000 subject to certain conditions, bearing interest at a fixed rate of 7.16% and maturing August 31, 2011.

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

8.       Related-Party Transactions:

         The Company engaged the Management Companies to manage the operations of its properties and certain unconsolidated joint ventures. For the six and three months ending June 30, 2001, management fees of $757 and $0, respectively; and for the six and three months ending June 30, 2000, management fees of $1,437 and $724, respectively, were paid to the Management Companies by the Company. For the six and three months ending June 30, 2001, management fees of $3,561 and $1,789 respectively; and for the six and three months ending June 30, 2000, management fees of $3,449 and $1,752, respectively, were paid to the Management Companies by the joint ventures.

         Certain mortgage notes are held by one of the Company's joint venture partners. Interest expense in connection with these notes was $3,959 and $1,474 for the six and three months ended June 30, 2001, respectively; and $5,042 and $2,523 for the six and three months ended June 30, 2000, respectively. Included in accounts payable and accrued expenses is interest payable to these partners of $249 and $512 at June 30, 2001 and December 31, 2000, respectively.

                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

8.       Related-Party Transactions - Continued:

         In 1997 and 1999 certain executive officers received loans from the Company totaling $6,500. These loans are full recourse to the executives. $6,000 of the loans were issued under the terms of the employee stock incentive plan, bear interest at 7%, are due in 2007 and 2009 and are secured by Company common stock owned by the executives. On February 9, 2000, $300 of the $6,000 of loans was forgiven with respect to three of these officers and charged to compensation expense. The $500 loan issued in 1997 is non interest bearing and is forgiven ratably over a five year term. These loans receivable are included in other assets at June 30, 2001 and December 31, 2000.

         Certain Company officers and affiliates have guaranteed mortgages of $21,750 at one of the Company's joint venture properties and $2,000 at Greeley Mall.

9.       Commitments and Contingencies:

         The Company has certain properties subject to noncancellable operating ground leases. The leases expire at various times through 2070, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined. Ground rent expenses, net of amounts capitalized, were $85 and $77 for the six and three months ended June 30, 2001, respectively. Ground rent expenses, net of amounts capitalized, were $170 and ($28) for the six and three months ended June 30, 2000, respectively. There were no contingent rents incurred in either periods.

         Perchloroethylene ("PCE") has been detected in soil and groundwater in the vicinity of a dry cleaning establishment at North Valley Plaza, formerly owned by a joint venture of which the Company was a 50% member. The property was sold on December 18, 1997. The California Department of Toxic Substances Control ("DTSC") advised the Company in 1995 that very low levels of Dichloroethylene ("1,2 DCE"), a degradation byproduct of PCE, had been detected in a municipal water well located 1/4 mile west of the dry cleaners, and that the dry cleaning facility may have contributed to the introduction of 1,2 DCE into the water well. According to DTSC, the maximum contaminant level ("MCL") for 1,2 DCE which is permitted in drinking water is 6 parts per billion ("ppb"). The 1,2 DCE was detected in the water well at a concentration of 1.2 ppb, which is below the MCL. The Company has retained an environmental consultant and has initiated extensive testing of the site. The joint venture agreed (between itself and the buyer) that it would be responsible for continuing to pursue the investigation and remediation of impacted soil and groundwater resulting from releases of PCE from the former dry cleaner. Approximately $15 and $29 have already been incurred by the joint venture for remediation, professional and legal fees for the periods ending June 30, 2001 and 2000, respectively. An additional $241 remains reserved by the joint venture as of June 30, 2001, which management has estimated as its remaining obligation for the remediation. The joint venture has been sharing costs with former owners of the property.

                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

9.       Commitments and Contingencies, Continued:

         The Company acquired Fresno Fashion Fair in December 1996. Asbestos has been detected in structural fireproofing throughout much of the Center. Testing data conducted by professional environmental consulting firms indicates that the fireproofing is largely inaccessible to building occupants and is well adhered to the structural members. Additionally, airborne concentrations of asbestos were well within OSHA's permissible exposure limit ("PEL") of .1 fcc. The accounting for this acquisition includes a reserve of $3,300 to cover future removal of this asbestos, as necessary. The Company incurred $54 and $24 in remediation costs for the six months ending June 30, 2001 and 2000, respectively. An additional $2,703 remains reserved at June 30, 2001.

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

11.      Subsequent Events:

         On August 9, 2001, a dividend/distribution of $0.53 per share was declared for common stockholders and OP unit holders of record on August 20, 2001. In addition, the Company declared a dividend of $0.53 on the Company's Series A Preferred Stock and a dividend of $0.53 on the Company's Series B Preferred Stock. All dividends/distributions will be payable on September 10, 2001.

                       THE MACERICH COMPANY (The Company)


                                     Item 2

     Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion is based primarily on the consolidated balance sheet of The Macerich Company as of June 30, 2001, and also compares the activities for the six and three months ended June 30, 2001 to the activities for the six and three months ended June 30, 2000.

         This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect the fair presentation of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

         Forward-Looking Statements

         This quarterly report on Form 10-Q contains or incorporates statements that constitute forward-looking statements. Those statements appear in a number of places in this Form 10-Q and include statements regarding, among other matters, the Company's growth and acquisition opportunities, the Company's acquisition and other strategies, regulatory matters pertaining to compliance with governmental regulations and other factors affecting the Company's financial condition or results of operations. Words such as "expects," "anticipates," "intends," "projects," "predicts," "plans," "believes," "seeks," "estimates," and "should" and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or industry to vary materially from the Company's future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of current and prospective tenants, tenant bankruptcies, lease rates and terms, availability and cost of financing, interest rate fluctuations and operating expenses; adverse changes in the real estate markets including, among other things, competition from other companies, retail formats and technology, risks of real estate development, acquisitions and dispositions; governmental actions and initiatives; environmental and safety requirements; energy and electricity shortages and costs. The Company will not update any forward-looking information to reflect actual results or changes in the factors affecting the forward-looking information.

                       THE MACERICH COMPANY (The Company)

      Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued:

         Pacific View (formerly known as Buenaventura Mall), Crossroads Mall-Boulder and Parklane Mall are currently under redevelopment and are referred to herein as the "Redevelopment Centers." All other Centers, excluding the Redevelopment Centers, are referred to herein as the "Same Centers," unless the context otherwise requires.

         Revenues include rents attributable to the accounting practice of straight lining of rents which requires rent to be recognized each year in an amount equal to the average rent over the term of the lease, including fixed rent increases over that period. The amount of straight lined rents, included in consolidated revenues, recognized for the six and three months ended June 30, 2001 was ($0.1) million and ($0.2) million, respectively; compared to $0.6 million and $0.4 million for the six and three months ended June 30, 2000. Additionally, the Company recognized through equity in income of unconsolidated joint ventures, $0.7 million and $0.3 million as its pro rata share of straight lined rents from joint ventures for the six and three months ended June 30, 2001, respectively; compared to $1.1 million and $0.6 million for the six and three months ended June 30, 2000, respectively. These decreases resulted from the Company structuring the majority of its new leases using annual Consumer Price Index ("CPI") increases, which generally do not require straight lining treatment. The Company believes that using CPI increases, rather than fixed contractual rent increases, results in revenue recognition that more closely matches the cash revenue from each lease and will provide more consistent rent growth throughout the term of the leases.

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

                       THE MACERICH COMPANY (The Company)

     Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued:

Results of Operations

   Comparison of Six Months Ended June 30, 2001 and 2000

         Revenues

         Minimum and percentage rents increased by 3.2% to $101.2 million in 2001 from $98.1 million in 2000. Approximately $1.8 million of the increase is attributable to the Same Centers and $1.3 million of the increase relates to the Redevelopment Centers.

         Tenant recoveries increased to $52.2 million in 2001 from $49.4 million in 2000. Approximately $2.3 million of the increase is attributable to the Same Centers and $0.5 million of the increase relates to the Redevelopment Centers.

         Other income increased to $5.1 million in 2001 from $4.0 million in 2000.

         Expenses

         Shopping center expenses increased to $52.0 million in 2001 compared to $48.1 million in 2000. The increase is a result of increased property taxes and recoverable expenses at the Centers.

         Interest Expense

         Interest expense increased to $55.5 million in 2001 from $55.1 million in 2000.

         Depreciation and Amortization

         Depreciation and amortization increased to $32.5 million in 2001 from $29.6 million in 2000. The increase is primarily due to greater depreciation at Pacific View Mall.

         Income from Unconsolidated Joint Ventures and Management Companies

         The income from unconsolidated joint ventures and the Management Companies was $12.7 million for 2001, compared to income of $13.1 million in 2000. The decrease is primarily due to greater interest expense from the debt restructuring at SDG Macerich Properties, L.P.

         Extraordinary Loss from Early Extinguishment of Debt

         In 2001, the Company wrote off $0.2 million of unamortized financing costs.

         Cumulative Effect of Change in Accounting Principle

         A loss of $1.0 million in 2000 is a result of implementation of SAB 101 at January 1, 2000.

         Net Income Available to Common Stockholders

         As a result of the foregoing, net income available to common stockholders decreased to $13.2 million in 2001 from $13.9 million in 2000.

                       THE MACERICH COMPANY (The Company)

     Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued:

Results of Operations - Continued:

   Comparison of Six Months Ended June 30, 2001 and 2000 - Continued:

         Operating Activities

         Cash flow from operations was $54.3 million in 2001 compared to $48.7 million in 2000. The decrease is primarily due to the factors mentioned above.

         Investing Activities

         Cash used in investing activities was $31.1 million in 2001 compared to cash utilized by investing activities of $51.5 million in 2000. This decrease is primarily due to improvements and renovations to the Centers.

         Financing Activities

         Cash flow used in financing activities was $32.1 million in 2001 compared to cash used in financing activities of $105.6 million in 2000. The decrease was due to more refinancing activity in 2001 of wholly-owned assets.

         Funds From Operations

         Primarily because of the factors mentioned above, Funds from Operations
         - Diluted increased 1% to $76.8 million in 2001 from $76.1 million in 2000 (See "Funds From Operations").

   Comparison of Three Months Ended June 30, 2001 and 2000

         Revenues

         Minimum and percentage rents increased by 2.6% to $50.7 million in 2001 from $49.4 million in 2000. Approximately $0.9 million of the increase is attributable to the Same Centers and $0.4 million of the increase relates to the Redevelopment Centers.

         Tenant recoveries increased to $27.4 million in 2001 from $24.9 million in 2000. Approximately $2.2 million of the increase is attributable to the Same Centers and $0.3 of the increase relates to the Redevelopment Centers.

         Other income increased to $2.6 million in 2001 from $2.0 million in 2000.

         Expenses

         Shopping center expenses increased to $27.8 million in 2001 compared to $24.2 million in 2000. The increase is a result of increased property taxes and recoverable expenses at the Centers.

         Interest Expense

         Interest expense increased to $27.5 million in 2001 from $26.9 million in 2000.

                       THE MACERICH COMPANY (The Company)

     Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued:

Results of Operations

   Comparison of Three Months Ended June 30, 2001 and 2000, Continued:

         Depreciation and Amortization

         Depreciation and amortization increased to $16.4 million in 2001 from $15.0 million in 2000. The increase is primarily due to greater depreciation at Pacific View Mall.

         Income from Unconsolidated Joint Ventures and Management Companies

         The income from unconsolidated joint ventures and the Management Companies was $6.6 million for 2001, compared to income of $6.4 million in 2000.

         Net Income Available to Common Stockholders

         As a result of the foregoing, net income available to common stockholders decreased to $6.8 million in 2001 from $7.6 million in 2000.

         Funds From Operations

         Primarily because of the factors mentioned above, Funds from Operations
         - Diluted increased 1% to $38.7 million in 2001 from $38.2 million in 2000 (See "Funds From Operations").

         Liquidity and Capital Resources

         The Company intends to meet its short term liquidity requirements through cash generated from operations and working capital reserves. The Company anticipates that revenues will continue to provide necessary funds for its operating expenses and debt service requirements, and to pay dividends to stockholders in accordance with REIT requirements. The Company anticipates that cash generated from operations, together with cash on hand, will be adequate to fund capital expenditures which will not be reimbursed by tenants, other than non-recurring capital expenditures. The following table summarizes capital expenditures incurred at the Wholly-Owned Centers for the six months ending June 30,:


                                                                                  2001                   2000
                                                                          ---------------------  ---------------------
                                                                                     (Dollars in millions)


Renovations, expansions and acquisitions of property,
  equipment and improvements                                                             $22.1                  $12.9
Tenant allowances                                                                          5.1                    2.5
Deferred charges                                                                           5.9                    5.4
                                                                          ---------------------  ---------------------

Total                                                                                    $33.1                  $20.8
                                                                          =====================  =====================


                       THE MACERICH COMPANY (The Company)

     Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued:

         Liquidity and Capital Resources - Continued:

         Management expects similar levels to be incurred in future years for tenant allowances and deferred charges and to incur between $30.0 million to $75.0 million in 2001 for renovations and expansions. Capital for major expenditures or major redevelopments has been, and is expected to continue to be, obtained from equity or debt financings which include borrowings under the Company's line of credit and construction loans. However, many factors impact the Company's ability to access capital, such as its overall debt level, interest rates, interest coverage ratios and prevailing market conditions.

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

         The Company's total outstanding loan indebtedness at June 30, 2001 was $2.3 billion (including its pro rata share of joint venture debt). This equated to a debt to Total Market Capitalization (defined as total debt of the Company, including its pro rata share of joint venture debt, plus aggregate market value of outstanding shares of common stock, assuming full conversion of OP Units and preferred stock into common stock) ratio of approximately 63% at June 30, 2001. The Company's debt consists primarily of fixed-rate conventional mortgages payable secured by individual properties.

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

         The Company has an unsecured line of credit for up to $175.0 million with a maturity of May 2002. There were $144.0 million of borrowings outstanding at June 30, 2001.

         At June 30, 2001, the Company had cash and cash equivalents available of $27.4 million.

                       THE MACERICH COMPANY (The Company)

     Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued:

         Funds From Operations

         The Company believes that the most significant measure of its performance is Funds from Operations ("FFO"). FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") to be:
         Net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring, sales or write-down of assets, and cumulative effect of change in accounting principle, plus depreciation and amortization (excluding depreciation on personal property and amortization of loan and financial instrument costs) and after adjustments for unconsolidated entities. Adjustments for unconsolidated entities are calculated on the same basis. FFO does not represent cash flow from operations, as defined by GAAP, and is not necessarily indicative of cash available to fund all cash flow needs. FFO, as presented, may not be comparable to similarly titled measures reported by other real estate investment trusts. The following reconciles net income available to common stockholders to FFO:


                                                                                Six Months Ended June 30,
                                                                     2001                      2000
                                                                   ------------------------  --------------------------
                                                                   Shares      Amount        Shares      Amount
                                                                   ----------  ------------  ----------  --------------
                                                                                 (amounts in thousands)


Net income - available to common stockholders                                      $13,245                     $13,921

Adjustments to reconcile net income to FFO - basic:
     Minority interest                                                               4,377                       4,421
     Depreciation and amortization on wholly owned centers                          32,491                      29,568
     Pro rata share of unconsolidated entities' depreciation and
          amortization                                                              13,320                      11,636
     Loss (gain) on sale of wholly-owned assets                                        188                         108
     Loss on early extinguishment of debt                                              187                           -
     Pro rata share of (gain) loss on sale of assets
          from unconsolidated entities                                                (123)                        413
     Cumulative effect of the change in accounting principle -
          wholly-owned assets                                                            -                         963
     Cumulative effect of the change in accounting principle -
          pro rata joint ventures                                                        -                         787

     Less:  Depreciation on personal property and amortization
          of loan costs and interest rate caps                                      (2,394)                     (2,359)
                                                                               ------------              --------------

FFO - basic (1)                                                       44,860        61,291      45,073          59,458

Additional adjustments to arrive at FFO - diluted:
     Impact of convertible preferred stock                             9,115         9,662       9,115           9,297
     Impact of stock options and restricted stock using
         the treasury method                                               -             -         401           1,003
     Impact of convertible debentures                                  4,848         5,859       5,186           6,292
                                                                   ----------  ------------  ----------  --------------

FFO - diluted (2)                                                     58,823       $76,812      59,775         $76,050
                                                                   ==========  ============  ==========  ==============



                       THE MACERICH COMPANY (The Company)

     Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued:

         Funds From Operations - Continued:

                                                                               Three Months Ended June 30,
                                                                     2001                      2000
                                                                   ------------------------  --------------------------
                                                                   Shares      Amount        Shares      Amount
                                                                   ----------  ------------  ----------  --------------
                                                                                 (amounts in thousands)

Net income - available to common stockholders                                       $6,826                      $7,597

Adjustments to reconcile net income to FFO - basic:
     Minority interest                                                               2,249                       2,383
     Depreciation and amortization on wholly owned centers                          16,387                      15,040
     Pro rata share of unconsolidated entities' depreciation and
          amortization                                                               6,800                       5,941
     Loss (gain) on sale of wholly-owned assets                                       (132)                        106
     Loss on early extinguishment of debt                                                1                           -
     Pro rata share of (gain) loss on sale of assets
          from unconsolidated entities                                                 (37)                        (11)

     Less:  Depreciation on personal property and amortization
          of loan costs and interest rate caps                                      (1,176)                     (1,166)
                                                                               ------------              --------------

FFO - basic (1)                                                       44,924        30,918      45,093          29,890

Additional adjustments to arrive at FFO - diluted:
     Impact of convertible preferred stock                             9,115         4,831       9,115           4,648
     Impact of stock options and restricted stock using
         the treasury method                                               -             -         506             545
     Impact of convertible debentures                                  4,847         2,955       5,186           3,145
                                                                   ----------  ------------  ----------  --------------

FFO - diluted (2)                                                     58,886       $38,704      59,900         $38,228
                                                                   ==========  ============  ==========  ==============


         1) Calculated based upon basic net income as adjusted to reach basic FFO. Weighted average number of shares includes the weighted average number of shares of common stock outstanding for 2001 and 2000 assuming the conversion of all outstanding OP units. As of June 30, 2001, 11.2 million of OP units were outstanding.

         2) The computation of FFO - diluted and diluted average number of shares outstanding includes the effect of outstanding common stock options and restricted stock using the treasury method. The convertible debentures are dilutive for the six and three months ending June 30, 2001 and 2000, and are included in the FFO calculation to calculate FFO - diluted. On February 25, 1998, the Company sold $100 million of its Series A Preferred Stock. On June 17, 1998, the Company sold $150 million of its Series B Preferred Stock. The preferred stock can be converted on a one for one basis for common stock. The preferred shares are assumed converted for purposes of FFO diluted per share, as they are dilutive to that calculation.

         Included in minimum rents were rents attributable to the accounting practice of straight-lining of rents. The amount of straight-lining of rents that impacted minimum rents was ($0.1) million and $0.6 million for the six months ended June 30, 2001 and 2000, respectively; and ($0.2) million and $0.4 million for the three months ended June 30, 2001 and 2000, respectively. The decline in straight-lining of rents from 2000 to 2001 is due to the Company structuring its new leases using rent increases tied to the change in the CPI rather than using contractually fixed rent increases. CPI increases do not generally require straight-lining of rent treatment.

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

         New Accounting Pronouncements Issued

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which became effective for periods beginning after December 15, 1999. This bulletin modified the timing of revenue recognition for percentage rent received from tenants. This change will defer recognition of a significant amount of percentage rent for the first three calendar quarters into the fourth quarter. The Company applied this accounting change as of January 1, 2000. The cumulative effect of this change in accounting principle at the adoption date of January 1, 2000, including the pro rata share of joint ventures, was approximately $1,750,000.

                       THE MACERICH COMPANY (The Company)

     Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued:


         New Accounting Pronouncements Issued, Continued:

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which requires companies to record derivatives on the balance sheet, measured at fair value. Changes in the fair values of those derivatives will be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities," which delays the implementation of SFAS 133 from January 1, 2000 to January 1, 2001. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133," ("SFAS138"), which amends the accounting and reporting standards of SFAS 133. As a result of the adoption of SFAS 133 on January 1, 2001, the Company recorded a transition adjustment of $9.4 million to accumulated other comprehensive income related to treasury rate lock transactions settled in prior years. The entire transition adjustment was reflected in the quarter ended March 31, 2001. The transition adjustment of $9.4 million, less minority interest of $2.3 million and amortization of $0.7 million for the six months ended June 30, 2001, would be subtracted from net income to arrive at comprehensive income of $16.4 million for the six months ended June 30, 2001. The Company expects that $1.3 million will be reclassified from accumulated other comprehensive income to earnings for the year ended December 31, 2001. During the quarter ended June 30, 2001, the Company reclassified $0.3 million from accumulated other comprehensive income to earnings.

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

         The following table sets forth information as of June 30, 2001 concerning the Company's long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV").

                                           For the Years Ended December 31,
                                               (dollars in thousands)
                             2001        2002         2003        2004         2005      Thereafter      Total            FV
                           ---------- ------------ ----------- ------------ ----------- ------------- -------------  -------------

Wholly Owned Centers:
Long term debt:
    Fixed rate               $10,662      $12,952     $53,104     $130,660     $14,021      $976,579    $1,197,978     $1,219,607
    Average interest rate      7.40%        7.40%       7.39%        7.41%       7.41%         7.41%         7.42%              -
    Fixed rate - Debentures        -      150,848           -            -           -             -       150,848        150,515
    Average interest rate          -        7.25%           -            -           -             -         7.25%              -
    Variable rate                  -      233,250           -            -           -             -       233,250        233,250
    Average interest rate          -        5.64%           -            -           -             -         5.64%              -
                          ---------- ------------ ----------- ------------ ----------- ------------- -------------  -------------

Total debt - Wholly owned
Centers                      $10,662     $397,050     $53,104     $130,660     $14,021      $976,579    $1,582,076     $1,603,372
                           ---------- ------------ ----------- ------------ ----------- ------------- -------------  -------------

Joint Venture Centers:
(at Company's pro rata share)

    Fixed rate                $6,812       $7,538      $8,410       $8,977     $74,468      $475,032      $581,237       $578,199
    Average interest rate      6.86%        6.86%       6.86%        6.87%       6.83%         6.83%         6.85%              -
    Variable rate                  -        8,224      92,250            -           -        40,700       141,174        141,174
    Average interest rate          -        7.75%       5.67%            -           -         5.54%         5.75%              -
                           ---------- ------------ ----------- ------------ ----------- ------------- -------------  -------------

Total debt - Joint Ventures   $6,812      $15,762    $100,660       $8,977     $74,468      $515,732      $722,411       $719,373
                           ---------- ------------ ----------- ------------ ----------- ------------- -------------  -------------

Total debt - All Centers     $17,474     $412,812    $153,764     $139,637     $88,489    $1,492,311    $2,304,487     $2,322,745
                           ========== ============ =========== ============ =========== ============= =============  =============

         On May 2, 2001, the Company refinanced the $36.5 million fixed rate debt on Capitola Mall maturing in 2001. The prior loan was paid in full and a new note was issued for $48.5 million bearing interest at a fixed rate of 7.13% and maturing May 15, 2011. All debt maturing in 2001 reflects the amortization of principal on existing debt.

         In addition, the Company has assessed the market risk for its variable rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $3.7 million per year based on $374.4 million outstanding at June 30, 2001.

         The fair value of the Company's long term debt is estimated based on discounted cash flows at interest rates that management believes reflect the risks associated with long term debt of similar risk and duration.

                       THE MACERICH COMPANY (The Company)


                                     PART II
Other Information
------------------

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

         None

Item 3   Defaults Upon Senior Securities

         None

Item 4   Submission of Matters to a Vote of Security Holders

        The following matters were voted upon at the Annual Meeting held on May 21, 2001:

A. The following three persons were elected as directors of the Company to serve until the annual meeting of stockholders in 2004 and until their respective successors are duly elected and qualify:


                                                   For                          Authority Withheld

Edward C. Coppola                                23,079,545                        3,098,329
Fred S. Hubbell                                  26,017,342                         160,532
Dr. William P. Sexton                            26,016,842                         161,032


B. The ratification of the selection of PricewaterhouseCoopers LLP as independent public accountants for the fiscal year ending
             December 31, 2001.


Votes:
For:                                      26,085,922
Against:                                      21,143
Abstain:                                      71,277


Item 5   Other Information

         None

                       THE MACERICH COMPANY (The Company)

Item 6   Exhibits and Reports on Form 8-K


10.1     Option/Unrestricted Share Exchange Agreement
         Dated as of May 11, 2001 between the Company and David J. Contis.

10.2     Option/Stock Unit Exchange Agreement
         Dated as of May 11, 2001 between the Company and Larry E. Sidwell.

10.3     Amendments to the Amended and Restated 1994
         Incentive Plan dated as of May 10, 2001.

10.4     Amendments to the 2000 Incentive Plan dated May 10, 2001.

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


                                                The Macerich Company





                       By: /s/ Thomas E. O'Hern
                           Thomas E. O'Hern
                           Executive Vice President and
                           Chief Financial Officer








Date: August 14, 2001

                       THE MACERICH COMPANY (The Company)



                                  Exhibit Index



Exhibit No.                                                             Page


(a)  Exhibits


Number   Description

10.1     Option/Unrestricted Share Exchange Agreement
         Dated as of May 11, 2001 between the Company
         and David J. Contis.                                          34-35

10.2     Option/Stock Unit Exchange Agreement
         Dated as of May 11, 2001 between the Company
         and Larry E. Sidwell.                                         36-39

10.3     Amendments to the Amended and Restated 1994
         Incentive Plan dated as of May 10, 2001.                         40

10.4     Amendments to the 2000 Incentive Plan dated
         May 10, 2001.                                                    41

                       THE MACERICH COMPANY (The Company)

EXHIBIT 10.1

                  OPTION/UNRESTRICTED SHARE EXCHANGE AGREEMENT


         THIS AGREEMENT, dated as of the 11th day of May, 2001, is between THE MACERICH COMPANY, a Maryland corporation (the "Company") and David J. Contis (the "Executive").

         WHEREAS, on May 8, 1997, the Company granted to the Executive stock options to purchase an aggregate of 75,000 shares of the Company's common stock, $.01 par value (the "Common Stock"), with a per share exercise price of $26.50 (the "Existing Options") pursuant to Option Agreements originally issued as of such date (the "Existing Option Agreements");

         WHEREAS, as of the date hereof, the Existing Options are 100% vested and exercisable;

         WHEREAS, the Committee under The Macerich Company Amended and Restated 1994 Incentive Plan, as amended (the "Plan") has approved, and the Company's Board of Directors has ratified, the cancellation of the Existing Options in exchange for the grant of unrestricted shares of Common Stock under the Plan, at a ratio of 1 share for each Existing Option to purchase 10 shares of Common Stock, for an aggregate 7,500 new shares (the "Shares"); and

         WHEREAS, the grant of the Shares, upon the terms and conditions set forth herein, in exchange for the cancellation of the Existing Options is conditioned upon the Executive's cancellation of the Existing Options and the Executive's surrender of the Existing Option Agreements;

         NOW THEREFORE, in consideration of the mutual promises made herein, the parties agree as follows:

         1. Defined Terms. Capitalized terms used herein and not otherwise defined herein shall have the meaning assigned to such terms in the Plan.

         2. Option Surrender. In consideration of the Company's grant of the Shares, the Executive agrees that the Existing Options are hereby cancelled and the Executive shall concurrently herewith surrender the Existing Option Agreements. The Executive will have no further rights under the Existing Option Agreements or with respect to the Existing Options. The Executive's rights in respect of the Shares will solely be governed by the terms of this Agreement and the Plan.

         3. Grant of Shares. Subject to the terms of this Agreement and the Plan, the Company grants to Executive an award of Shares as set forth above. The Company acknowledges receipt of consideration for the Shares on the terms set forth in this Agreement in the form of the cancellation of the Existing Options with a value at least equal to the fair market value, as of the date hereof, of the Shares, which amount is not less than the minimum lawful consideration under Maryland law.
         4. Dividend Rights. If a certificate for the Shares is not issued to the Executive prior to any dividend record date after the date hereof, Executive shall be entitled to an amount in cash, on or as soon as practicable after the dividend payment date, equal to the product of the per share dividend and 7,500, without interest.

                       THE MACERICH COMPANY (The Company)

            OPTION/UNRESTRICTED SHARE EXCHANGE AGREEMENT - Continued:


         5. Tax Withholding. The Company shall be entitled to require a cash payment by or on behalf of the Executive and/or to deduct from other compensation payable to the Executive any sums required by federal, state or local tax law to be withheld with respect to the grant of the Shares and any Dividend Right under Section 4. Alternatively, the Executive may elect in such manner and at such time prior to the applicable tax date as may be permitted or required under Section 6.5 of the Plan and rules established by the Committee, to have the Company withhold certain of the Shares at their Fair Market Value to satisfy any withholding obligations of the Company with respect to the grant of the Shares.

         6. Plan. The grant of the Shares and all rights of the Executive with respect thereto are subject to, and the Executive agrees to be bound by, all of the terms and conditions of the Plan, incorporated herein by reference, to the extent that such provisions are applicable to awards of unrestricted shares of Common Stock. The Executive acknowledges receipt of a copy of the Plan, which is made a part hereof by this reference, and agrees to be bound by the terms thereof.

         7. Compliance with Laws. The issuance of Shares under this Agreement and their resale is subject to compliance with all applicable federal and state laws, rules and regulations (including but not limited to federal and state securities laws) and to such approvals by any listing, regulatory or governmental authority as may, in the opinion of counsel for the Company, be necessary or advisable in connection therewith. Executive agrees, if requested by the Company, to provide such assurances and representations to the Company as the Committee may deem necessary or desirable to assure compliance with all legal requirements.

         IN WITNESS WHEREOF, the parties have duly executed this Agreement as of the date first written above.



THE MACERICH COMPANY                            EXECUTIVE


By: Richard A. Bayer                            /s/ DAVID J. CONTIS
Its: Executive Vice President                   Signature
     and General Counsel                        David J. Contis

                       THE MACERICH COMPANY (The Company)

EXHIBIT 10.2

                      OPTION/STOCK UNIT EXCHANGE AGREEMENT

         THIS AGREEMENT, dated as of the 11th day of May, 2001, is between THE MACERICH COMPANY, a Maryland corporation (the "Company") and Larry E. Sidwell (the "Executive").

         WHEREAS, on February 11, 1997, the Company granted to the Executive stock options to purchase an aggregate of 60,000 shares of the Company's common stock, $.01 par value (the "Common Stock"), with a per share exercise price of $26.880 (the "Existing Options") pursuant to Option Agreements originally issued as of such date (the "Existing Option Agreements");

         WHEREAS, as of the date hereof, the Existing Options are 100% vested and exercisable;

         WHEREAS, the Committee under The Macerich Company Amended and Restated 1994 Incentive Plan, as amended (the "Plan") has approved, and the Company's Board of Directors has ratified, the cancellation of the Existing Options in exchange for the grant of Stock Units under the Plan, at a ratio of 1 Stock Unit for each Existing Option to purchase 10 shares of Common Stock, for an aggregate 6,000 Stock Units (the "Stock Units"); and

         WHEREAS, the grant of the Stock Units, upon the terms and conditions set forth herein, in exchange for the cancellation of the Existing Options is conditioned upon the Executive's cancellation of the Existing Options and the Executive's surrender of the Existing Option Agreements.

         NOW THEREFORE, in consideration of the mutual promises made herein, the parties agree as follows:

         1. Defined Terms. Capitalized terms used herein and not otherwise defined herein shall have the meaning assigned to such terms in the Plan.

         2. Option Surrender. In consideration of the Company's grant of the Stock Units, the Executive agrees that the Existing Options are hereby cancelled and the Executive shall concurrently herewith surrender the Existing Option Agreements. The Executive will have no further rights under the Existing Option Agreements or with respect to the Existing Options. The Executive's rights in respect of the Stock Units will solely be governed by the terms of this Agreement and the Plan.

         3. Grant of Stock Units. Subject to the terms of this Agreement and the Plan, the Company grants to Executive an award of Stock Units as set forth above. The Company acknowledges receipt of consideration for the Stock Units on the terms set forth in this Agreement in the form of the cancellation of the Existing Options with a value at least equal to the fair market value, as of the date hereof, of the shares of Common Stock to be issued pursuant to the Stock Units, which amount is not less than the minimum lawful consideration under Maryland law.

         4. Vesting of Stock Units. The Stock Units shall be fully vested and non-forfeitable at all times.

                       THE MACERICH COMPANY (The Company)

         5.       Dividend and Voting Rights.

                  (a) Limitations on Rights Associated with Stock Units. The Executive shall have no rights as a stockholder of the Company, no dividend rights (except as expressly provided in Section 5(b) with respect to Dividend Equivalent Rights) and no voting rights, with respect to the Stock Units and any shares of Common Stock underlying or issuable in respect of such Stock Units until such shares of Common Stock are actually issued to and held of record by the Executive. Except as provided in Section 5(b), no adjustments will be made for dividends or other rights of a holder for which the record date is prior to the issuance of the stock certificate.

                  (b) Dividend Equivalent Rights Distributions. As of any applicable dividend or distribution payment date, the Executive shall receive a payment in the same consideration as paid to stockholders in an amount equal to the amount of the Dividend Equivalent Rights multiplied by the number of Stock Units in the Executive's Stock Unit Account as of the applicable dividend payment date. Notwithstanding the foregoing, if the Stock Units are not credited to the Executive's Stock Unit Account prior to any dividend payment date after the date hereof, Executive shall be entitled to an amount in cash, on or as soon as practicable after the dividend payment date, equal to the product of the per share dividend and 6,000, without interest.

         6.       Distributions with Respect to Stock Units

                  (a) Timing and Manner of Distributions. The Stock Units credited to the Executive's Stock Unit Account will be distributed in shares of Common Stock in three equal installments of 33 1/3% on each of the first three anniversaries of the date of this Agreement or, if his employment earlier terminates, within 30 days after such termination of employment or if there is a Change in Control Event, immediately prior thereto. Fractional share interests may be accumulated but shall not be issued. The Executive shall be entitled to an amount in cash in lieu of any fractional share interests that remain upon the final distribution under this Agreement.

                  (b) Change in Timing of Distributions. Notwithstanding Section 6(a) above, the Executive may elect to change the time of distribution for either of the installment of Stock Unit distributions due on the second or third anniversaries of the date of this Agreement by filing a written change of distribution election form with the Committee on a form approved by the Committee; provided, however, that (1) no such election shall be effective until 12 months after such election is filed with the Committee and (2) no more than three such new elections shall be valid.

                  (c) Early Distributions. Executive shall be permitted to elect to withdraw not less than 50% of the Stock Units credited to his Stock Unit Account, reduced by the withdrawal penalty described below, prior to the applicable distribution dates ("Early Distributions"), subject to the following restrictions:

                           (1) The election to take an Early Distribution shall
                   be made in writing on a form provided by and
                  filed with the Committee;

                       THE MACERICH COMPANY (The Company)

                           (2) The amount of the Early Distribution shall equal
                  90% of the number of Stock Units that the Executive has elected to withdraw; provided that if such percentage results in fractional shares, the number of shares subject to the distribution shall be rounded down to the nearest whole number and any fractional share interests shall be paid in cash based on the Fair Market Value of a share of Common Stock on the date that Early Distribution is paid; and

                           (3) The remaining 10% of the Stock Units that the
                  Executive has elected to withdraw shall be permanently forfeited, and the Executive shall have no rights with respect to such forfeited Stock Units.

                  (d)      Distribution for Unforeseeable Emergencies.

                           (1) The Executive may request a distribution for an
                  Unforeseeable Emergency without penalty of an amount not greater than the number of Stock Units credited to his Account. Such distribution for an Unforeseeable Emergency shall be subject to approval by the Committee in its sole discretion and may be made only to the extent necessary to satisfy the hardship. The Committee may treat a distribution as necessary for an Unforeseeable Emergency if it relies on the Executive's written representation, without actual knowledge to the contrary, that the hardship cannot reasonably be relieved (1) through timely reimbursement or compensation by insurance or otherwise or (2) by liquidation of the Executive's assets, to the extent the liquidation of such assets would not itself cause severe financial hardship.

                           (2) For the purposes of this Section 6(d), an
                  "Unforeseeable Emergency" shall mean a severe financial hardship to the Executive resulting from a sudden and unexpected illness or accident of the Executive or a dependent of the Executive, loss to the Executive's property due to casualty, or other similar extraordinary and unforeseeable circumstances arising as a result of events beyond the Executive's control. The circumstances that will constitute an Unforeseeable Emergency will depend upon the facts of each case. Examples of what are not considered to be Unforeseeable Emergencies include the need to send the Executive's child to college or the desire to purchase a home, absent destruction or severe damage to the Executive's existing home.

         7. Adjustments Upon Specified Events. Upon the occurrence of certain events relating to the Company's stock contemplated by Section 6.2 of the Plan, the Committee shall make adjustments as it deems appropriate in the number and kind of securities or other consideration that may become payable with respect to the Stock Units. If any adjustment shall be made under Section 6.2 of the Plan, the Stock Units may be payable in the securities or other consideration payable in respect of the Stock Units. Notwithstanding the foregoing, to the extent that such consideration includes any cash, the commitment hereunder shall become an unsecured promise to pay an amount equal to such cash (with earnings attributable thereto as if such amount had been invested, pursuant to policies established by the Committee, in an interest bearing, FDIC insured (subject to applicable insurance limits) deposits of a depository institution selected by the Committee) in accordance with the distribution dates of the Stock Units. Notwithstanding the foregoing, the Stock Units shall continue to be subject to such proportionate and equitable adjustments (if any) under Section 6.2 of the Plan as the Committee determines to be necessary or appropriate, in the number, kind and/or character of shares of Common Stock or other securities, property and/or other rights payable in respect of the Stock Units and Stock Unit Account credited under the Plan. All rights of the Executive are subject to those adjustments.

                       THE MACERICH COMPANY (The Company)

         8. Tax Withholding. Upon payment of Dividend Equivalent Rights and/or the distribution of shares of Common Stock in respect of the Executive's Stock Unit Account, the Company shall be entitled to require a cash payment by or on behalf of the Executive and/or to deduct from other compensation payable to the Executive any sums required by federal, state or local tax law to be withheld with respect to such payment or distribution. Alternatively, with respect to the distribution of shares, the Executive may elect subject to approval by the Committee and in such manner and at such time prior to the applicable tax date as may be permitted or required under Section 6.5 of the Plan and rules established by the Committee, to have the Company reduce the number of shares to be delivered by the appropriate number of shares valued at their then Fair Market Value to satisfy such withholding obligation.

         9. Plan. The grant of the Stock Units and all rights of the Executive with respect thereto are subject to, and the Executive agrees to be bound by, all of the terms and conditions of the Plan, incorporated herein by reference, to the extent that such provisions are applicable to Awards granted to Eligible Employees. The Executive acknowledges receipt of a copy of the Plan, which is made a part hereof by this reference, and agrees to be bound by the terms thereof. Unless otherwise expressly provided in other sections of this Agreement, provisions of the Plan that confer discretionary authority on the Committee do not (and shall not be deemed to) create any rights in the Executive unless such rights are expressly set forth herein or are otherwise in the sole discretion of the Committee so conferred by appropriate action of the Committee under the Plan after the date hereof.

         10. Limitation on Executive's Rights. This Agreement creates only a contractual obligation on the part of the Company as to amounts payable and shall not be construed as creating a trust. The Plan, in and of itself, does not have any assets. The Executive shall have only the rights of a general unsecured creditor of the Company with respect to amounts credited and Dividend Equivalent Rights and rights no greater than the right to receive the Common Stock (or equivalent value) as a general unsecured creditor with respect to the Stock Units, as and when payable thereunder.


         IN WITNESS WHEREOF, the parties have duly executed this Agreement as of the date first written above.



THE MACERICH COMPANY                        EXECUTIVE


By: Richard A. Bayer                        /s/ LARRY E. SIDWELL
Its:  Executive Vice President              Signature
      and General Counsel                   Larry E. Sidwell

                       THE MACERICH COMPANY (The Company)

EXHIBIT 10.3
                              THE MACERICH COMPANY
              AMENDED AND RESTATED 1994 INCENTIVE PLAN, AS AMENDED
                          AMENDMENTS AS OF MAY 10, 2001

         (1) Subsections (a), (c) and (d) of Section 1.8 "Notes to Finance Exercise or Purchase" are hereby amended in their entirety to read as follows (additional language italicized):
                                      * * *
         "(a) In the case of notes in connection with the receipt, exercise or vesting of any outstanding Award, the principal of the note shall not exceed the amount required to be paid to the Corporation upon the exercise or receipt of one or more Awards under this plan and the note shall be delivered directly to the Corporation in consideration of such exercise or receipt.
                                      * * *
         "(c) The note shall provide for full recourse to the Participant and shall bear interest at a rate determined by the Committee but not less than the interest rate necessary to avoid the imputation of interest under the Code; provided however, that the Committee, in limited circumstances relating to a change in control of the Company, may provide for the note to be non-recourse to the Participant on such terms as the Committee may approve."

         (d) Unless the Committee otherwise expressly provides (but subject to clause (b) above), the unpaid principal balance of the note shall become due and payable on the 10th business day after Termination of Employment of the Participant; provided however, that if a sale of the shares financed by the note would cause such Participant to incur liability under Section 16(b) of the Exchange Act, the unpaid balance shall become due and payable on the 10th business day after the first day on which a sale of such shares could have been made without incurring such liability, assuming for these purposes that there are no other transactions (or deemed transactions) in securities of this Corporation by the Participant subsequent to such termination."
                                      * * *
         (2) The caption on Article V shall be amended to read as follows (additional language italicized):

         "V. STOCK BONUSES, OTHER CASH OR STOCK PERFORMANCE-BASED AWARDS, STOCK UNITS, DIVIDEND EQUIVALENT RIGHTS AND STOCK AWARDS IN LIEU OF OUTSTANDING AWARDS"

         (3) A new Section 5.5 "Grants of Stock in Lieu of other Awards" shall be added to Article V to read as follows:

         "The Committee in its discretion may also grant shares of Common Stock on a restricted or unrestricted basis hereunder in lieu of any outstanding Award hereunder, upon such terms and conditions as determined time to time by the Committee. The number of shares so awarded shall be determined by the Committee; provided however, in no case may any such awards of shares be granted to the extent that it will cause an Eligible Person to Beneficially or Constructively Own Equity Shares in excess of the Ownership Limit."

         (4) The definition of "Subsidiary" contained in Section 7.1 is amended to read as follows:

         ""Subsidiary" shall mean The Macerich Partnership, L.P., Macerich Management Company, Macerich Property Management Company, LLC, or any corporation or other entity a majority of whose outstanding voting stock or voting power is beneficially owned directly or indirectly by the Corporation."

                       THE MACERICH COMPANY (The Company)

EXHIBIT 10.4
                              THE MACERICH COMPANY
                               2000 INCENTIVE PLAN
                          AMENDMENTS AS OF MAY 10, 2001

         (1) Subsections (a), (c) and (d) of Section 1.8 "Notes to Finance Exercise or Purchase" are hereby amended in their entirety to read as follows (additional language italicized):
                                      * * *
         "(a) In the case of notes in connection with the receipt, exercise or vesting of any outstanding Award, the principal of the note shall not exceed the amount required to be paid to the Corporation upon the exercise or receipt of one or more Awards under this plan and the note shall be delivered directly to the Corporation in consideration of such exercise or receipt.
                                      * * *
         "(c) The note shall provide for full recourse to the Participant and shall bear interest at a rate determined by the Committee but not less than the interest rate necessary to avoid the imputation of interest under the Code; provided however, that the Committee, in limited circumstances relating to a change in control of the Company, may provide for the note to be non-recourse to the Participant on such terms as the Committee may approve."

         (d) Unless the Committee otherwise expressly provides (but subject to clause (b) above), the unpaid principal balance of the note shall become due and payable on the 10th business day after Termination of Employment of the Participant; provided however, that if a sale of the shares financed by the note would cause such Participant to incur liability under Section 16(b) of the Exchange Act, the unpaid balance shall become due and payable on the 10th business day after the first day on which a sale of such shares could have been made without incurring such liability, assuming for these purposes that there are no other transactions (or deemed transactions) in securities of this Corporation by the Participant subsequent to such termination."
                                      * * *
         (2) The caption on Article V shall be amended to read as follows (additional language italicized):

         "V. STOCK BONUSES, OTHER CASH OR STOCK PERFORMANCE-BASED AWARDS, STOCK UNITS, DIVIDEND EQUIVALENT RIGHTS AND STOCK AWARDS IN LIEU OF OUTSTANDING AWARDS"

         (3) A new Section 5.5 "Grants of Stock in Lieu of other Awards" shall be added to Article V to read as follows:

         "The Committee in its discretion may also grant shares of Common Stock on a restricted or unrestricted basis hereunder in lieu of any outstanding Award hereunder, upon such terms and conditions as determined time to time by the Committee. The number of shares so awarded shall be determined by the Committee; provided however, in no case may any such awards of shares be granted to the extent that it will cause an Eligible Person to Beneficially or Constructively Own Equity Shares in excess of the Ownership Limit."

         (4) The definition of "Subsidiary" contained in Section 7.1 is amended to read as follows:

         ""Subsidiary" shall mean The Macerich Partnership, L.P., Macerich Management Company, Macerich Property Management Company, LLC, or any corporation or other entity a majority of whose outstanding voting stock or voting power is beneficially owned directly or indirectly by the Corporation."