Form 10-Q
period 2001-09-30
MACERICH CO
filed 2001-11-14
CIK 912242

THE MACERICH COMPANY (The Company)

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        FOR QUARTER ENDED SEPTEMBER 30, 2001 COMMISSION FILE NO. 1-12504

                              THE MACERICH COMPANY
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           MARYLAND                              95-4448705
---------------------------            --------------------------------
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

Number of shares outstanding of the registrant's common stock, as of November 9,
                                     2001.

            Common stock, par value $.01 per share: 33,906,001 shares
------------------------------------------------------------------------------

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

                                    Form 10-Q


                                      INDEX


                                                                         Page

Part I:  Financial Information

Item 1.  Financial Statements


     Consolidated balance sheets of the Company as of September 30, 2001
     and December 31, 2000                                                 1


    Consolidated statements of operations of the Company for the periods
    from January 1 through September 30, 2001 and 2000                     2


    Consolidated statements of operations of the Company for the periods
    from July 1 through September 30, 2001 and 2000                        3


    Consolidated statements of cash flows of the Company for the periods
    from January 1 through September 30, 2001 and 2000                     4


    Notes to condensed and consolidated financial statements            5 to 20


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         21 to 31

Item 3.    Quantitative and Qualitative Disclosures About
           Market Risk                                                    32


Part II:   Other Information                                              33

                       THE MACERICH COMPANY (The Company)

                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)
                                   (Unaudited)

                                                                                     September 30,       December 31,
                                                                                         2001                2000
                                                                                   -----------------   -----------------

                                     ASSETS:
Property, net                                                                            $1,934,233          $1,933,584
Cash and cash equivalents                                                                    27,882              36,273
Tenant receivables, including accrued overage rents of
     $1,780 in 2001 and $6,486 in 2000                                                       35,988              38,922
Deferred charges and other assets, net                                                       57,831              55,323
Investments in joint ventures and the Management Companies                                  276,087             273,140
                                                                                   -----------------   -----------------
               Total assets                                                              $2,332,021          $2,337,242
                                                                                   =================   =================
LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY:

Mortgage notes payable:
     Related parties                                                                        $82,285            $133,063
     Others                                                                               1,201,802           1,119,684
                                                                                   -----------------   -----------------
     Total                                                                                1,284,087           1,252,747
Bank notes payable                                                                          154,000             147,340
Convertible debentures                                                                      150,848             150,848
Accounts payable and accrued expenses                                                        27,864              24,681
Due to affiliates                                                                               907               8,800
Other accrued liabilities                                                                    24,799              17,887
Preferred stock dividend payable                                                              4,549               4,831
                                                                                   -----------------   -----------------
               Total liabilities                                                          1,647,054           1,607,134
                                                                                   -----------------   -----------------
Minority interest in Operating Partnership                                                  108,098             120,500
                                                                                   -----------------   -----------------

Commitments and contingencies (Note 9)

  Series A cumulative convertible redeemable preferred stock, $.01 par value, 3,627,131 shares authorized, issued and
    outstanding at September 30, 2001 and December 31, 2000                                  98,934              98,934

  Series B cumulative convertible redeemable preferred stock, $.01 par value, 5,487,471 shares authorized, issued and
    outstanding at September 30, 2001 and December 31, 2000                                 148,402             148,402
                                                                                   -----------------   -----------------
                                                                                            247,336             247,336
                                                                                   -----------------   -----------------
Common stockholders' equity:
     Common stock, $.01 par value, 100,000,000 shares
              authorized, 33,904,642 and 33,612,462 shares issued and
              outstanding at September 30, 2001 and December 31, 2000, respectively             338                 338
     Additional paid in capital                                                             343,838             359,306
     Accumulated earnings                                                                         -              10,314
     Accumulated other comprehensive loss                                                    (6,155)                  -
     Unamortized restricted stock                                                            (8,488)             (7,686)
                                                                                   -----------------   -----------------
              Total common stockholders' equity                                             329,533             362,272
                                                                                   -----------------   -----------------
                   Total liabilities, preferred stock and common stockholders' equity    $2,332,021          $2,337,242
                                                                                   =================   =================







      The accompanying notes are an integral part of these financial statements.

                       THE MACERICH COMPANY (The Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)

                                                             Nine Months Ended September 30,
                                                       ---------------------------------------------
                                                               2001                   2000
                                                       ---------------------  ----------------------

REVENUES:
     Minimum rents                                                 $148,209                $142,920
     Percentage rents                                                 5,380                   5,156
     Tenant recoveries                                               79,867                  74,329
     Other                                                            7,885                   6,091
                                                       ---------------------  ----------------------
         Total revenues                                             241,341                 228,496
                                                       ---------------------  ----------------------
EXPENSES:
     Shopping center expenses                                        80,606                  73,231
     General and administrative expense                               4,478                   4,032
     Interest expense:
         Related parties                                              5,450                   7,569
         Others                                                      77,592                  74,492
                                                       ---------------------  ----------------------
         Total interest expense                                      83,042                  82,061
                                                       ---------------------  ----------------------

     Depreciation and amortization                                   49,092                  44,632
Equity in income of unconsolidated
     joint ventures and the management companies                     20,891                  20,461
Loss on sale of assets                                                 (295)                 (1,297)
                                                       ---------------------  ----------------------
Income before minority interest, extraordinary item and
    cumulative effect of change in accounting principle              44,719                  43,704
Extraordinary loss on early extinguishment of debt                     (187)                   (984)
Cumulative effect of change in accounting principle                       -                    (963)
                                                       ---------------------  ----------------------
Income of the Operating Partnership                                  44,532                  41,757
Less minority interest in net income
     of the Operating Partnership                                     7,342                   6,722
                                                       ---------------------  ----------------------
Net income                                                           37,190                  35,035
Less preferred dividends                                             14,675                  13,945
                                                       ---------------------  ----------------------
Net income available to common stockholders                         $22,515                 $21,090
                                                       =====================  ======================

Earnings per common share - basic:
Income before extraordinary item and cumulative effect
     of change in accounting principle                                $0.68                   $0.68
     Extraordinary item                                               (0.01)                  (0.03)
     Cumulative effect of change in accounting principle                  -                   (0.03)
                                                       ---------------------  ----------------------
Net income per share available to common stockholders                 $0.67                   $0.62
                                                       =====================  ======================

Weighted average number of common shares
     outstanding - basic                                         33,761,000              34,134,000
                                                       =====================  ======================

Weighted average number of common shares
     outstanding - basic, assuming full conversion of
     operating partnership units outstanding                     44,915,000              45,084,000
                                                       =====================  ======================
Earnings per common share - diluted:
Income before extraordinary item and cumulative effect
     of change in accounting principle                                $0.67                   $0.66
     Extraordinary item                                                   -                   (0.02)
     Cumulative effect of change in accounting principle                  -                   (0.02)
                                                       ---------------------  ----------------------
Net income per share - available to common stockholders               $0.67                   $0.62
                                                       =====================  ======================
Weighted average number of common shares
     outstanding - diluted for EPS                               44,915,000              45,084,000
                                                       =====================  ======================




  The accompanying notes are an integral part of these financial statements.

                       THE MACERICH COMPANY (The Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)

                                                              Three Months Ended September 30,
                                                             -----------------------------------
                                                                   2001              2000
                                                             -----------------  ----------------

REVENUES:
     Minimum rents                                                    $49,991           $47,839
     Percentage rents                                                   2,392             2,154
     Tenant recoveries                                                 27,701            24,891
     Other                                                              2,803             2,053
                                                             -----------------  ----------------
         Total revenues                                                82,887            76,937
                                                             -----------------  ----------------
EXPENSES:
     Shopping center expenses                                          28,629            25,122
     General and administrative expense                                   963               851
     Interest expense:
         Related parties                                                1,491             2,527
         Others                                                        26,059            24,435
                                                             -----------------  ----------------
         Total interest expense                                        27,550            26,962
                                                             -----------------  ----------------
     Depreciation and amortization                                     16,601            15,064
Equity in income of unconsolidated
     joint ventures and the management companies                        8,209             7,353
Loss on sale of assets                                                   (107)           (1,189)
                                                             -----------------  ----------------
Income before minority interest, extraordinary item and
    cumulative effect of change in accounting principle                17,246            15,102
Extraordinary loss on early extinguishment of debt                          -              (984)
                                                             -----------------  ----------------
Income of the Operating Partnership                                    17,246            14,118
Less minority interest in net income
     of the Operating Partnership                                       2,965             2,301
                                                             -----------------  ----------------
Net income                                                             14,281            11,817
Less preferred dividends                                                5,013             4,648
                                                             -----------------  ----------------
Net income available to common stockholders                            $9,268            $7,169
                                                             =================  ================

Earnings per common share - basic:
Income before extraordinary item and cumulative effect
     of change in accounting principle                                  $0.27             $0.24
Extraordinary Item                                                          -             (0.03)
                                                             -----------------  ----------------
Net income per share available to common stockholders                   $0.27             $0.21
                                                             =================  ================

Weighted average number of common shares
     outstanding - basic                                           33,879,000        34,162,000
                                                             =================  ================

Weighted average number of common shares
     outstanding - basic, assuming full conversion of
     operating partnership units outstanding                       45,032,000        45,107,000
                                                             =================  ================
Earnings per common share - diluted:
Income before extraordinary item and cumulative effect
     of change in accounting principle                                  $0.27             $0.23
Extraordinary Item                                                          -             (0.02)
                                                             -----------------  ----------------
Net income per share - available to common stockholders                 $0.27             $0.21
                                                             =================  ================
Weighted average number of common shares
     outstanding - diluted for EPS                                 45,032,000        45,107,000
                                                             =================  ================



 The accompanying notes are an integral part of these financial statements.

                       THE MACERICH COMPANY (The Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                       For the nine months ended September 30,
                                                                       -------------------------------------
                                                                            2001                 2000
                                                                       ----------------     ----------------

Cash flows from operating activities:
     Net income - available to common stockholders                             $22,515              $21,090
     Preferred dividends                                                        14,675               13,945
                                                                       ----------------     ----------------
     Net income                                                                 37,190               35,035
                                                                       ----------------     ----------------

     Adjustments to reconcile net income to
       net cash provided by operating activities:
     Extraordinary loss on early extinguishment of debt                            187                  984
     Cumulative effect of change in accounting principle                             -                  963
     Loss on sale of assets                                                        295                1,297
     Depreciation and amortization                                              49,092               44,632
     Amortization of net discount (premium) on trust deed note payable              25                   25
     Minority interest in net income of the Operating Partnership                7,342                6,722
     Changes in assets and liabilities:
          Tenant receivables, net                                                2,934                5,482
          Other assets                                                             486               (1,185)
          Accounts payable and accrued expenses                                  3,183                  (54)
          Due to affiliates                                                     (7,893)              (4,445)
          Preferred stock dividend payable                                        (282)                   -
          Other liabilities                                                      6,912               (3,455)
                                                                       ----------------     ----------------
                   Total adjustments                                            62,281               50,966
                                                                       ----------------     ----------------
     Net cash provided by operating activities                                  99,471               86,001
                                                                       ----------------     ----------------
Cash flows from investing activities:
     Acquisitions of property, equipment and improvements                      (11,159)              (3,134)
     Renovations and expansions of Centers                                     (25,595)             (25,093)
     Tenant allowances                                                          (7,762)              (3,307)
     Deferred charges                                                          (10,501)              (8,239)
     Equity in income of unconsolidated joint ventures
          and the Management Companies                                         (20,891)             (20,461)
     Distributions from joint ventures                                          21,990               97,909
     Contributions to joint ventures                                            (4,046)              (3,197)
                                                                       ----------------     ----------------
     Net cash (used in) provided by investing activities                       (57,964)              34,478
                                                                       ----------------     ----------------

Cash flows from financing activities:
     Proceeds from mortgages, notes and debentures payable                     223,164              162,055
     Payments on mortgages, notes and debentures payable                      (185,189)            (205,097)
     Dividends and distributions                                               (73,198)             (68,148)
     Dividends to preferred stockholders                                       (14,675)             (13,945)
                                                                       ----------------     ----------------
     Net cash used in financing activities                                     (49,898)            (125,135)
                                                                       ----------------     ----------------

     Net decrease in cash                                                       (8,391)              (4,656)

Cash and cash equivalents, beginning of period                                  36,273               40,455
                                                                       ----------------     ----------------
Cash and cash equivalents, end of period                                       $27,882              $35,799
                                                                       ================     ================

Supplemental cash flow information:
     Cash payment for interest, net of amounts capitalized                     $80,592              $79,212
                                                                       ================     ================


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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which became effective for periods beginning after December 15, 1999. This bulletin modified the timing of revenue recognition for percentage rent received from tenants. This change defers recognition of a significant amount of percentage rent for the first three calendar quarters into the fourth quarter. The Company applied this accounting change as of January 1, 2000. The cumulative effect of this change in accounting principle, at the adoption date of January 1, 2000, including the pro rata share of joint ventures, was approximately $1,750.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which requires companies to record derivatives on the balance sheet, measured at fair value. Changes in the fair values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities," which delayed the implementation of SFAS 133 from January 1, 2000 to January 1, 2001. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133," ("SFAS138"), which amended the accounting and reporting standards of SFAS 133. As a result of the adoption of SFAS 133 on January 1, 2001, the Company recorded a transition adjustment of $9,445 to accumulated other comprehensive income related to treasury rate lock transactions settled in prior years. The entire transition adjustment was reflected in the quarter ended March 31, 2001. The transition adjustment of $9,445, less minority interest of $2,297 and amortization of $993 for the nine months ended September 30, 2001, is subtracted from net income to arrive at comprehensive income of $31,035. The Company expects that $1,328 will

                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

1.    Interim Financial Statements and Basis of Presentation - Continued:

       be reclassified from accumulated other comprehensive income to earnings for the year ended December 31, 2001. During the quarter ended September 30, 2001, the Company reclassified $334 from accumulated other comprehensive income to earnings.

       In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") and related literature establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company is required to adopt SFAS 144 no later than January 1, 2002. The Company does not believe that the adoption of SFAS 144 will have a material impact on its consolidated financial statements.

                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

1.     Interim Financial Statements and Basis of Presentation - Continued:

       Earnings Per Share ("EPS"):

       The computation of basic earnings per share is based on net income and the weighted average number of common shares outstanding for the nine and three months ending September 30, 2001 and 2000. The computation of diluted earnings per share does not include the effect of outstanding restricted stock and common stock options issued under the employee and director stock incentive plans as they are antidilutive using the treasury method. The Operating Partnership units ("OP units") not held by the Company have been included in the diluted EPS calculation since they are redeemable on a one-for-one basis. The following table reconciles the basic and diluted earnings per share calculation:


                                                                   For the Nine Months Ended September 30,
                                                     --------------------------------------------------------------------------
                                                     ---------------------------------  ---------------------------------------
                                                                 2001                                    2000
                                                     ---------------------------------  ---------------------------------------
                                                         Net                                     Net
                                                       Income       Shares     Per Share       Income      Shares    Per Share
                                                     --------------------------------------  ----------------------------------
                                                                         (In thousands, except per share data)

Net income                                              $37,190                                 $35,035
Less:  Preferred stock dividends                         14,675                                  13,945
                                                     -------------                           -------------

Basic EPS:
Net income - available to common stockholders            22,515       33,761       $0.67         21,090      34,134     $0.62

Diluted EPS:
Effect of dilutive securities:
     Conversion of OP units                               7,342       11,154                      6,722      10,950
     Employee stock options and restricted stock     n/a - antidilutive for EPS               n/a - antidilutive for EPS
     Convertible preferred stock                     n/a - antidilutive for EPS               n/a - antidilutive for EPS
     Convertible debentures                          n/a - antidilutive for EPS               n/a - antidilutive for EPS
                                                 --------------------------------------  ---------------------------------------

Net income - available to common stockholders           $29,857       44,915       $0.67        $27,812      45,084     $0.62
                                                 ======================================  =======================================



                                                                      For the Three Months Ended September 30,
                                                    -------------------------------------------------------------------
                                                    ---------------------------------- --------------------------------
                                                        2001                              2000
                                                    ---------------------------------- --------------------------------
                                                        Net                               Net
                                                       Income     Shares   Per Share     Income    Shares   Per Share
                                                    ---------------------------------- --------------------------------
                                                                  (In thousands, except per share data)
Net income                                               $14,281                          $11,817
Less:  Preferred stock dividends                           5,013                            4,648
                                                    -------------                      -----------

Basic EPS:
Net income - available to common stockholders              9,268   33,879       $0.27       7,169   34,162       $0.21

Diluted EPS:
Effect of dilutive securities:
     Conversion of OP units                                2,965   11,153                   2,301   10,945
     Employee stock options and restricted stock       n/a - antidilutive for EPS        n/a - antidilutive for EPS
     Convertible preferred stock                       n/a - antidilutive for EPS        n/a - antidilutive for EPS
     Convertible debentures                            n/a - antidilutive for EPS        n/a - antidilutive for EPS
                                                    ---------------------------------- --------------------------------

Net income - available to common stockholders            $12,233   45,032       $0.27      $9,470   45,107       $0.21
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

         The Company was organized to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The 21%, as of September 30, 2001, limited partnership interest of the Operating Partnership not owned by the Company is reflected in these financial statements as minority interest.

3.    Investments in Unconsolidated Joint Ventures and the Management Companies:

         The following are the Company's investments in various joint ventures. The Operating Partnership's interest in each joint venture as of September 30, 2001 is as follows:

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

         On September 30, 2000, Manhattan Village, a 551,847 square foot regional shopping center, 10% of which was owned by the Operating Partnership, was sold. The joint venture sold the property for $89,000, including a note receivable from the buyer for $79,000 at an interest rate of 8.75% payable monthly, with an original maturity date of September 30, 2001. The buyer is currently negotiating to extend the maturity date. A gain from sale of the property for $10,945 was recorded at September 30, 2000.

         Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures and the Management Companies.




             COMBINED AND CONDENSED BALANCE SHEETS OF JOINT VENTURES
                          AND THE MANAGEMENT COMPANIES


                                                                           September 30,        December 31,
                                                                               2001                 2000
                                                                          ----------------    ------------------

              Assets:
                  Properties, net                                              $2,183,890            $2,064,777
                  Other assets                                                    172,884               155,919
                                                                          ----------------    ------------------
                  Total assets                                                 $2,356,774            $2,220,696
                                                                          ----------------    ------------------
                                                                          ----------------    ------------------

              Liabilities and partners' capital:
                  Mortgage notes payable                                       $1,461,622            $1,461,857
                  Other liabilities                                               149,029                51,791
                  The Company's capital                                           276,087               273,140
                  Outside partners' capital                                       470,036               433,908
                                                                          ----------------    ------------------
                  Total liabilities and partners' capital                      $2,356,774            $2,220,696
                                                                          ----------------    ------------------
                                                                          ----------------    ------------------





                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

3. Investments in Unconsolidated Joint Ventures and the Management Companies - Continued:

               COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES
                          AND THE MANAGEMENT COMPANIES

                                                                   Nine Months Ended September 30, 2001
                                          ---------------------------------------------------------------------------------------
                                                 SDG              Pacific
                                              Macerich            Premier             Other             Mgmt
                                          Properties, L.P.     Retail Trust      Joint Ventures      Companies         Total
                                          ------------------   --------------    ----------------   -------------   -------------

Revenues:
    Minimum rents                                   $68,415          $74,460             $15,135               -        $158,010
    Percentage rents                                  2,805            2,373               1,077               -           6,255
    Tenant recoveries                                32,033           27,167               7,425               -          66,625
    Management fee                                        -                -                   -          $7,656           7,656
    Other                                             1,957            1,225              11,203               -          14,385
                                          ------------------   --------------    ----------------   -------------   -------------

Total revenues                                      105,210          105,225              34,840           7,656         252,931
                                          ------------------   --------------    ----------------   -------------   -------------

Expenses:
     Shopping center expenses                        38,810           30,145              29,302               -          98,257
     Interest expense                                28,666           37,173               6,204             (95)         71,948
     Management Company expense                           -                -                   -           7,636           7,636
     Depreciation and amortization                   18,848           17,167               5,063             783          41,861
                                          ------------------   --------------    ----------------   -------------   -------------
     Total operating expenses                        86,324           84,485              40,569           8,324         219,702
                                          ------------------   --------------    ----------------   -------------   -------------

Gain on sale of assets                                    -               72                 675              45             792
                                          ------------------   --------------    ----------------   -------------   -------------

     Net income (loss)                              $18,886          $20,812             ($5,054)          ($623)        $34,021
                                          ==================   ==============    ================   =============   =============



               COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES
                          AND THE MANAGEMENT COMPANIES

                                                                    Nine Months Ended September 30, 2000
                                            --------------------------------------------------------------------------------------
                                                   SDG             Pacific
                                                 Macerich          Premier             Other           Mgmt
                                              Properties, L.P.   Retail Trust      Joint Ventures     Companies         Total
                                            ------------------- --------------   ------------------ ------------   ---------------
Revenues:
    Minimum rents                                 $66,190        $69,645              $19,473            -          $155,308
    Percentage rents                                2,781          2,109                1,257            -             6,147
    Tenant recoveries                              30,633         24,097                7,993            -            62,723
    Management fee                                      -              -                    -       $9,160             9,160
    Other                                           1,554          1,087                2,119          603             5,363
                                           ------------------- --------------   ------------------ ------------   ---------------

Total revenues                                    101,158         96,938               30,842        9,763           238,701
                                           ------------------- --------------   ------------------ ------------   ---------------

Expenses:
     Shopping center expenses                      37,733         26,602               12,153            -            76,488
     Interest expense                              28,846         34,287                5,602         (240)           68,495
     Management Company expense                         -              -                    -       10,651            10,651
     Depreciation and amortization                 17,523         15,011                2,284          806            35,624
                                           ------------------- --------------   ------------------ ------------   ---------------
     Total operating expenses                      84,102         75,900               20,039       11,217           191,258
                                           ------------------- --------------   ------------------ ------------   ---------------

Gain (loss) on sale of assets                          (3)             -               11,586         (475)           11,108
Cumulative effect of change in accounting
  principle                                        (1,053)          (397)                 (98)          (9)           (1,557)
                                           ------------------- --------------   ------------------ ------------   ---------------

     Net income (loss)                             $16,000        $20,641              $22,291      ($1,938)          $56,994
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


                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

3. Investments in Unconsolidated Joint Ventures and the Management Companies, Continued:

               COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES
                          AND THE MANAGEMENT COMPANIES

                                                                   Three Months Ended September 30, 2001
                                             -----------------------------------------------------------------------------------
                                                   SDG             Pacific
                                                 Macerich          Premier            Other              Mgmt
                                             Properties, L.P.    Retail Trust     Joint Ventures       Companies       Total
                                             -----------------  --------------- -------------------  --------------  -----------
Revenues:
    Minimum rents                                     $23,053          $25,710              $5,178               -      $53,941
    Percentage rents                                      718              951                 499               -        2,168
    Tenant recoveries                                  10,747            9,576               2,842               -       23,165
    Management fee                                          -                -                   -          $2,254        2,254
    Other                                                 659              334               3,653               -        4,646
                                             -----------------  --------------- -------------------  --------------  -----------

Total revenues                                         35,177           36,571              12,172           2,254       86,174
                                             -----------------  --------------- -------------------  --------------  -----------

Expenses:
     Shopping center expenses                          12,763           10,798              11,109               -       34,670
     Interest expense                                   8,926           12,387               2,352             (28)      23,637
     Management Company expense                             -                -                   -           1,712        1,712
     Depreciation and amortization                      6,409            5,954               1,746             250       14,359
                                             -----------------  --------------- -------------------  --------------  -----------
     Total operating expenses                          28,098           29,139              15,207           1,934       74,378
                                             -----------------  --------------- -------------------  --------------  -----------

Gain on sale of assets                                     12                -                 416              45          473
                                             -----------------  --------------- -------------------  --------------  -----------

     Net income (loss)                                 $7,091           $7,432             ($2,619)           $365      $12,269
                                             =================  =============== ===================  ==============  ===========



               COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES
                          AND THE MANAGEMENT COMPANIES

                                                                    Three Months Ended September 30, 2000
                                              ----------------------------------------------------------------------------------
                                                     SDG             Pacific
                                                  Macerich           Premier           Other             Mgmt
                                              Properties, L.P.    Retail Trust     Joint Ventures      Companies       Total
                                              ------------------  --------------  -----------------  -------------- ------------

Revenues:
    Minimum rents                                       $22,147         $23,569             $6,448               -      $52,164
    Percentage rents                                        637             861                449               -        1,947
    Tenant recoveries                                    10,638           8,166              3,474               -       22,278
    Management fee                                            -               -                  -          $2,660        2,660
    Other                                                   503             496              1,415             412        2,826
                                              ------------------  --------------  -----------------  -------------- ------------

Total revenues                                           33,925          33,092             11,786           3,072       81,875
                                              ------------------  --------------  -----------------  -------------- ------------

Expenses:
     Shopping center expenses                            12,425           9,315              6,674               -       28,414
     Interest expense                                    10,901          12,063              1,870             (79)      24,755
     Management Company expense                               -               -                  -           2,745        2,745
     Depreciation and amortization                        6,289           5,439                818             300       12,846
                                              ------------------  --------------  -----------------  -------------- ------------
     Total operating expenses                            29,615          26,817              9,362           2,966       68,760
                                              ------------------  --------------  -----------------  -------------- ------------

(Loss) gain on sale of assets                                (3)              -             11,526             (28)      11,495
                                              ------------------  --------------  -----------------  -------------- ------------

     Net income                                          $4,307          $6,275            $13,950             $78      $24,610
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

   Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life ("NML") of $158,634 and $161,281 for the periods ended September 30, 2001 and December 31, 2000, respectively. NML is considered a related party because it is a joint venture partner with the Company in Macerich Northwestern Associates. Interest expense incurred on these borrowings amounted to $8,077 and $7,306 for the nine months ended September 30, 2001 and 2000, respectively; and $2,710 and $2,661 for the three months ended September 30, 2001 and 2000, respectively.

4.            Property:

         Property is summarized as follows:

                                                                        September 30,             December 31,
                                                                             2001                     2000
                                                                     ---------------------    ---------------------

              Land                                                               $397,926                 $397,947
              Building improvements                                             1,729,170                1,716,860
              Tenant improvements                                                  65,957                   56,723
              Equipment and furnishings                                            17,866                   12,259
              Construction in progress                                             60,258                   44,679
                                                                     ---------------------    ---------------------
                                                                                2,271,177                2,228,468

              Less, accumulated depreciation                                     (336,944)                (294,884)
                                                                     ---------------------    ---------------------

                                                                               $1,934,233               $1,933,584
                                                                     ---------------------    ---------------------
                                                                     ---------------------    ---------------------



                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

5.       Mortgage Notes Payable:

         Mortgage notes payable at September 30, 2001 and December 31, 2000 consist of the following:


                                                         Carrying Amount of Notes
                                       ---------------------------------------------------------
                                       ---------------------------- ----------------------------
                                               2001                         2000
                                       ---------------------------- ----------------------------
Property Pledged                                     Related                      Related    Interest     Payment      Maturity
   As Collateral                       Other          Party         Other          Party       Rate        Terms          Date
---------------------------------  --------------  ------------ --------------  ------------ --------- --------------  ---------

Wholly Owned Centers:

Capitola Mall (b)                         ----       $48,143           ----       $36,587     7.13%            380 (a)    2011
Carmel Plaza                           $28,429          ----        $28,626          ----     8.18%            202 (a)    2009
Chesterfield Towne Center               62,960          ----         63,587          ----     9.07%             548(c)    2024
Citadel                                 71,063          ----         72,091          ----     7.20%             554(a)    2008
Corte Madera, Village at                70,803          ----         71,313          ----     7.75%             516(a)    2009
Crossroads Mall-Boulder (d)               ----        34,142           ----        34,476     7.08%             244(a)    2010
Fresno Fashion Fair                     68,900          ----         69,000          ----     6.52%             437(a)    2008
Greeley Mall                            14,601          ----         15,328          ----     8.50%             187(a)    2003
Green Tree Mall/Crossroads - OK/
     Salisbury (e)                     117,714          ----        117,714          ----     7.23%     interest only     2004
Holiday Village                           ----          ----           ----        17,000     6.75%     interest only     (f)
Northgate Mall                            ----          ----           ----        25,000     6.75%     interest only     (f)
Northwest Arkansas Mall                 60,160          ----         61,011          ----     7.33%             434(a)    2009
Pacific View (g)                        88,929          ----           ----          ----     7.16%             602(a)    2011
Parklane Mall                             ----          ----           ----        20,000     6.75%     interest only     (f)
Queens Center                           98,544          ----         99,300          ----     6.88%             633(a)    2009
Rimrock Mall (h)                        29,363          ----         29,845          ----     7.70%             244(a)    2003
Santa Monica Place (i)                  84,450          ----         84,939          ----     7.70%             606(a)    2010
South Plains Mall                       63,632          ----         64,077          ----     8.22%             454(a)    2009
South Towne Center                      64,000          ----         64,000          ----     6.61%     interest only     2008
Valley View Center                      51,000          ----         51,000          ----     7.89%     interest only     2006
Villa Marina Marketplace                58,000          ----         58,000          ----     7.23%     interest only     2006
Vintage Faire Mall (j)                  69,402          ----         69,853          ----     7.89%             508(a)    2010
Westside Pavilion                       99,852          ----        100,000          ----     6.67%     interest only     2008
                                   --------------  ------------ --------------  ------------
                                   --------------  ------------ --------------  ------------
 Total - Wholly Owned Centers        $1,201,802       $82,285     $1,119,684      $133,063
                                   --------------  ------------ --------------  ------------


                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

5.       Mortgage Notes Payable, Continued:

         Mortgage notes payable at September 30, 2001 and December 31, 2000 consist of the following:


                                                    Carrying Amount of Notes
                                     ----------------------------------------------------------
                                     ---------------------------- ----------------------------
                                                2001                         2000
                                     ---------------------------- ----------------------------
Property Pledged                                       Related                      Related    Interest      Payment      Maturity
   As Collateral                         Other          Party         Other          Party       Rate         Terms          Date
-----------------------------------  --------------  ------------ --------------  ------------ ---------  --------------  ---------

Joint Venture Centers
(at pro rata share):
Broadway Plaza (50%) (k)                      ----       $35,510           ----       $36,032     6.68%            257 (a)    2008
Pacific Premier Retail Trust(51%)(k):
    Cascade Mall                           $12,803          ----        $13,261          ----     6.50%            122 (a)    2014
    Kitsap Mall/Kitsap Place (l)            31,110          ----         31,110          ----     8.06%            230 (a)    2010
    Lakewood Mall (m)                       64,770                       64,770          ----     7.20%     interest only     2005
    Lakewood Mall (n)                        8,224          ----          8,224          ----     5.57%     interest only     2002
    Los Cerritos Center                     59,587                       60,174          ----     7.13%             421(a)    2006
    North Point Plaza                        1,766          ----          1,821          ----     6.50%             16 (a)    2015
    Redmond Town Center - Retail            31,722          ----         32,176          ----     6.50%            224 (a)    2011
    Redmond Town Center - Office (o)          ----        44,683           ----        45,500     6.77%            370 (a)    2009
    Stonewood Mall (p)                      39,653                       39,653          ----     7.41%            275 (a)    2010
    Washington Square                       58,621          ----         59,441          ----     6.70%            421 (a)    2009
    Washington Square Too                    6,147          ----          6,318          ----     6.50%             53 (a)    2016
SDG Macerich Properties L.P. (50%) (k)     185,639          ----        186,607          ----     6.55% (q)      1,120 (a)    2006
SDG Macerich Properties L.P. (50%) (k)      92,250          ----         92,250          ----     4.01% (q) interest only     2003
SDG Macerich Properties L.P. (50%) (k)      40,700          ----         40,700          ----     3.92% (q) interest only     2006
West Acres Center (19%) (k)                  7,474          ----          7,600          ----     6.52%            299 (a)    2009
West Acres Center (19%) (k)(r)               1,900          ----           ----          ----     9.17%              18(a)    2009

                                       --------------  ------------ --------------  ------------
Total - Joint Venture Centers             $642,366       $80,193       $644,105       $81,532
                                       --------------  ------------ --------------  ------------

                                       --------------  ------------ --------------  ------------
Total - All Centers                      $1,844,168      $162,478     $1,763,789      $214,595
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

(c) This amount represents the monthly payment of principal and interest. In addition, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property's gross receipts (as defined in the loan agreement) exceeds a base amount specified therein. Contingent interest expense recognized by the Company was $396 and $119 for the nine and three months ended September 30, 2001, respectively; and $250 and $14 for the nine and three months ended September 30, 2000, respectively.

(d) This note was issued at a discount. The discount is being amortized over the life of the loan using the effective interest method. At September 30, 2001 and December 31, 2000, the unamortized discount was $306 and $331, respectively.

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

(g) This loan was issued on July 10, 2001 for $89,000, and may be increased up to $96,000 subject to certain conditions.

(h) On October 9, 2001, the Company refinanced the debt on Rimrock Mall. The prior loan was paid in full and a new note was issued for $46,000 bearing interest at a fixed rate of 7.45% and maturing October 1, 2011. The Company incurred a loss on early extinguishment of the prior debt in October 2001 of $1,702.

(i) On October 2, 2000, the Company refinanced this loan with a 10 year fixed rate $85,000 loan bearing interest at 7.70%. The prior loan bore interest at LIBOR plus 1.75%.

(j) On August 31, 2000, the Company refinanced the debt on Vintage Faire Mall. The prior loan was paid in full and a new note was issued for $70,000 bearing interest at a fixed rate of 7.89% and maturing September 1, 2010. The Company incurred a loss on early extinguishment of the prior debt in 2000 of $984.

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

(m) In connection with the acquisition of this property, the joint venture assumed $127,000 of collateralized fixed rate notes (the "Notes"). The Notes bear interest at an average fixed rate of 7.20% and mature in August 2005. The Notes require the joint venture to deposit all cash flow from the property operations with a trustee to meet its obligations under the Notes. Cash in excess of the required amount, as defined, is released. Included in cash and cash equivalents is $750 of restricted cash deposited with the trustee at September 30, 2001 and at December 31, 2000.

(n) On July 28, 2000, the joint venture placed a $16,125 floating rate note on the property bearing interest at LIBOR plus 2.25% and maturing July 2002. At September 30, 2001 and December 31, 2000, the total interest was 5.57% and 9.0%, respectively.

                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

5.       Mortgage Notes Payable, Continued:

(o) Concurrent with this acquisition, the joint venture placed a $76,700 mortgage and a $16,000 mortgage on the property.

(p) On December 1, 2000, the joint venture refinanced the debt on Stonewood Mall. The prior loan was paid in full and a new note was issued for $77,750 bearing interest at a fixed rate of 7.41% and maturing December 11, 2010. The joint venture incurred a loss on early extinguishment of the prior debt in 2000 of $375.

(q) In connection with the acquisition of these Centers, the joint venture assumed $485,000 of mortgage notes payable which are secured by the properties. At acquisition, the $300,000 fixed rate portion of this debt reflected a fair value of $322,700, which included an unamortized premium of $22,700. This premium is being amortized as interest expense over the life of the loan using the effective interest method. At September 30, 2001 and December 31, 2000, the unamortized balance of the debt premium was $14,178 and $16,113, respectively. This debt is due in May 2006 and requires monthly payments of $1,852. $184,500 of this debt is due in May 2003 and requires monthly interest payments at a variable weighted average rate (based on LIBOR) of 4.01% and 7.21% at September 30, 2001 and December 31, 2000, respectively. This variable rate debt is covered by an interest rate cap agreement which effectively prevents the interest rate from exceeding 11.53%. On April 12, 2000, the joint venture issued $138,500 of additional mortgage notes which are secured by the properties and are due in May 2006. $57,100 of this debt requires fixed monthly interest payments of $387 at a weighted average rate of 8.13% while the floating rate notes of $81,400 require monthly interest payments at a variable weighted average rate (based on LIBOR) of 3.92% and 7.08% at September 30, 2001 and December 31, 2000, respectively. This variable rate debt is covered by an interest rate cap agreement which effectively prevents the interest rate from exceeding 11.83%.

(r) On September 27, 2001, the joint venture placed a $10,000 loan on the property bearing interest at a fixed rate of 9.17% maturing December 1, 2009.

         The Company periodically enters into treasury lock agreements in order to hedge its exposure to interest rate fluctuations on anticipated financings. Under these agreements, the Company pays or receives an amount equal to the difference between the treasury lock rate and the market rate on the date of settlement, based on the notional amount of the hedge. The realized gain or loss on the contracts was recorded, prior to January 1, 2001, on the balance sheet in other assets and amortized as interest expense over the period of the hedged loans. As of January 1, 2001, in accordance with SFAS 133, the gain or loss on the contracts has been reclassified to accumulated other comprehensive income on the balance sheet. As of September 30, 2001, no treasury lock agreements were outstanding.

         Certain mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

5.       Mortgage Notes Payable, Continued:

         Total interest capitalized, including the prorata share of joint ventures, during the nine and three months ended September 30, 2001, was $3,903 and $1,340, respectively; and total interest capitalized during the nine and three months ended September 30, 2000 was $5,492 and $2,081, respectively.

         The fair value of mortgage notes payable, including the pro rata share of joint ventures, at September 30, 2001 and December 31, 2000 is estimated to be approximately $2,119,320 and $2,009,932, respectively, based on current interest rates for comparable loans.

6.       Bank and Other Notes Payable:

         The Company has a credit facility of $200,000 with a maturity of May 2002. The interest rate on such credit facility fluctuates between 1.35% and 1.80% over LIBOR depending on leverage levels. As of September 30, 2001 and December 31, 2000, $154,000 and $59,000 of
         borrowings were outstanding under this line of credit at interest rates of 5.0% and 7.90%, respectively.

         Additionally, the Company issued $10,776 in letters of credit guaranteeing performance by the Company of certain obligations. The Company does not believe that these letters of credit will result in a liability to the Company.

         During January 1999, the Company entered into a bank construction loan agreement to fund $89,250 of costs related to the redevelopment of Pacific View. The loan bore interest at LIBOR plus 2.25% through 2000. In January 2001, the interest rate was reduced to LIBOR plus 1.75% and the loan was scheduled to mature in February 2002. Principal was drawn as construction costs were incurred. As of December 31, 2000, $88,340 of principal had been drawn under the loan at an interest rate of 8.63%. On July 10, 2001, the Company paid off this loan in full and a permanent loan was issued for $89,000, which may be increased up to $96,000 subject to certain conditions, bearing interest at a fixed rate of 7.16% and maturing August 31, 2011.

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

                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

8.       Related-Party Transactions:

         The Company engaged the Management Companies to manage the operations of its properties and certain unconsolidated joint ventures. For the nine and three months ending September 30, 2001, management fees of $757 and $0, respectively; and for the nine and three months ending September 30, 2000, management fees of $2,201 and $764, respectively, were incurred to the Management Companies by the Company. For the nine and three months ending September 30, 2001, management fees of $5,463 and $1,902 respectively; and for the nine and three months ending September 30, 2000, management fees of $5,049 and $1,600, respectively, were incurred to the Management Companies by the joint ventures.

         Certain mortgage notes are held by one of the Company's joint venture partners. Interest expense in connection with these notes was $5,450 and $1,491 for the nine and three months ended September 30, 2001, respectively; and $7,569 and $2,527 for the nine and three months ended September 30, 2000, respectively. Included in accounts payable and accrued expenses is interest payable to these partners of $248 and $512 at September 30, 2001 and December 31, 2000, respectively.

         In 1997 and 1999 certain executive officers received loans from the Company totaling $6,500. These loans are full recourse to the executives. $6,000 of the loans were issued under the terms of the employee stock incentive plan, bear interest at 7%, are due in 2007 and 2009 and are secured by Company common stock owned by the executives. On February 9, 2000, $300 of the $6,000 of loans was forgiven with respect to three of these officers and charged to compensation expense. The $500 loan issued in 1997 is non interest bearing and is forgiven ratably over a five year term. These loans receivable are included in other assets at September 30, 2001 and December 31, 2000.

         Certain Company officers and affiliates have guaranteed mortgages of $21,750 at one of the Company's joint venture properties and $2,000 at Greeley Mall.

9.       Commitments and Contingencies:

         The Company has certain properties subject to noncancellable operating ground leases. The leases expire at various times through 2070, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined. Ground rent expenses, net of amounts capitalized, were $161 and $75 for the nine and three months ended September 30, 2001, respectively. Ground rent expenses, net of amounts capitalized, were $255 and $85 for the nine and three months ended September 30, 2000, respectively. There were no contingent rents incurred in either periods.

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

         a concentration of 1.2 ppb, which is below the MCL. The Company has retained an environmental consultant and has initiated extensive testing of the site. The joint venture agreed (between itself and the buyer) that it would be responsible for continuing to pursue the investigation and remediation of impacted soil and groundwater resulting from releases of PCE from the former dry cleaner. Approximately $42 and $45 have already been incurred by the joint venture for remediation, professional and legal fees for the periods ending September 30, 2001 and 2000, respectively. An additional $214 remains reserved by the joint venture as of September 30, 2001, which management has estimated as its remaining obligation for the remediation. The joint venture has been sharing costs with former owners of the property.

         The Company acquired Fresno Fashion Fair in December 1996. Asbestos has been detected in structural fireproofing throughout much of the Center. Testing data conducted by professional environmental consulting firms indicates that the fireproofing is largely inaccessible to building occupants and is well adhered to the structural members. Additionally, airborne concentrations of asbestos were well within OSHA's permissible exposure limit ("PEL") of .1 fcc. The accounting for this acquisition includes a reserve of $3,300 to cover future removal of this asbestos, as necessary. The Company incurred $145 and $26 in remediation costs for the nine months ending September 30, 2001 and 2000, respectively. An additional $2,613 remains reserved at September 30, 2001.

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

                       THE MACERICH COMPANY (The Company)

            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)

11.      Subsequent Events:

         On November 9, 2001, a dividend/distribution of $0.55 per share was declared for common stockholders and OP unit holders of record on November 19, 2001. In addition, the Company declared a dividend of $0.55 on the Company's Series A Preferred Stock and a dividend of $0.55 on the Company's Series B Preferred Stock. All dividends/distributions will be payable on December 7, 2001.

                       THE MACERICH COMPANY (The Company)

                                     Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion is based primarily on the consolidated balance sheet of The Macerich Company as of September 30, 2001, and also compares the activities for the nine and three months ended September 30, 2001 to the activities for the nine and three months ended September 30, 2000.

         This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect the fair presentation of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

         Forward-Looking Statements

         This quarterly report on Form 10-Q contains or incorporates statements that constitute forward-looking statements. Those statements appear in a number of places in this Form 10-Q and include statements regarding, among other matters, the Company's growth and acquisition opportunities, the Company's acquisition and other strategies, regulatory matters pertaining to compliance with governmental regulations and other factors affecting the Company's financial condition or results of operations. Words such as "expects," "anticipates," "intends," "projects," "predicts," "plans," "believes," "seeks," "estimates," and "should" and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or industry to vary materially from the Company's future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of current and prospective tenants, tenant bankruptcies, lease rates and terms, availability and cost of financing and operating expenses; adverse changes in the real estate markets including, among other things, competition from other companies, retail formats and technology, risks of real estate development, acquisitions and dispositions; governmental actions and initiatives; environmental and safety requirements; and terrorist activities, which could adversely affect all of the above factors. The Company will not update any forward-looking information to reflect actual results or changes in the factors affecting the forward-looking information.

                       THE MACERICH COMPANY (The Company)

Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued:

         Pacific View (formerly known as Buenaventura Mall), Crossroads Mall-Boulder and Parklane Mall are currently under redevelopment or in the case of Pacific View was recently developed, and are referred to herein as the "Redevelopment Centers." All other Centers, excluding the Redevelopment Centers, are referred to herein as the "Same Centers," unless the context otherwise requires.

         Revenues include rents attributable to the accounting practice of straight lining of rents which requires rent to be recognized each year in an amount equal to the average rent over the term of the lease, including fixed rent increases over that period. The amount of straight lined rents, included in consolidated revenues, recognized for the nine and three months ended September 30, 2001 was $0.1 million and $0.0 million, respectively; compared to $0.7 million and $0.0 million for the nine and three months ended September 30, 2000. Additionally, the Company recognized through equity in income of unconsolidated joint ventures, $1.0 million and $0.3 million as its pro rata share of straight lined rents from joint ventures for the nine and three months ended September 30, 2001, respectively; compared to $1.6 million and $0.5 million for the nine and three months ended September 30, 2000, respectively. These decreases resulted from the Company structuring the majority of its new leases using annual Consumer Price Index ("CPI") increases, which generally do not require straight lining treatment. The Company believes that using CPI increases, rather than fixed contractual rent increases, results in revenue recognition that more closely matches the cash revenue from each lease and will provide more consistent rent growth throughout the term of the leases.

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

                       THE MACERICH COMPANY (The Company)

Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued:

Results of Operations

   Comparison of Nine Months Ended September 30, 2001 and 2000

         Revenues

         Minimum and percentage rents increased by 3.7% to $153.6 million in 2001 from $148.1 million in 2000. Approximately $4.0 million of the increase is attributable to the Same Centers and $1.5 million of the increase relates to the Redevelopment Centers.

         Tenant recoveries increased to $79.9 million in 2001 from $74.3 million in 2000. Approximately $4.9 million of the increase is attributable to the Same Centers and $0.7 million of the increase relates to the Redevelopment Centers.

         Other income increased to $7.9 million in 2001 from $6.1 million in 2000.

         Expenses

         Shopping center expenses increased to $80.6 million in 2001 compared to $73.2 million in 2000. The increase is a result of increased property taxes and recoverable expenses at the Centers. Additionally, management company expense for MPMC, LLC for periods subsequent to April 1, 2001 are now consolidated and represented $3.5 million of the change. Prior to April 1, 2001, MPMC, LLC was an unconsolidated entity accounted for using the equity method.

         Interest Expense

         Interest expense increased to $83.0 million in 2001 from $82.1 million in 2000.

         Depreciation and Amortization

         Depreciation and amortization increased to $49.1 million in 2001 from $44.6 million in 2000. The increase is primarily due to greater depreciation at Pacific View Mall, which recently completed an $89.0 million redevelopment.

         Income from Unconsolidated Joint Ventures and Management Companies

         The income from unconsolidated joint ventures and the Management Companies was $20.9 million for 2001, compared to income of $20.5 million in 2000.

         Extraordinary Loss from Early Extinguishment of Debt

         In 2001, the Company wrote off $0.2 million of unamortized financing costs as compared to $1.0 million in 2000.

         Cumulative Effect of Change in Accounting Principle

         A loss of $1.0 million in 2000 is a result of implementation of SAB 101 at January 1, 2000.

                       THE MACERICH COMPANY (The Company)

Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued:

Results of Operations - Continued:

   Comparison of Nine Months Ended September 30, 2001 and 2000 - Continued:

         Net Income Available to Common Stockholders

         As a result of the foregoing, net income available to common stockholders increased to $22.5 million in 2001 from $21.1 million in 2000.

         Operating Activities

         Cash flow from operations was $99.5 million in 2001 compared to $86.0 million in 2000. The increase is primarily due to the factors mentioned above.

         Investing Activities

         Cash used in investing activities was $58.0 million in 2001 compared to cash provided by investing activities of $34.5 million in 2000. This decrease is primarily due to improvements and renovations to the Centers.

         Financing Activities

         Cash flow used in financing activities was $49.9 million in 2001 compared to cash used in financing activities of $125.1 million in 2000. This decrease was due to more refinancing activity in 2001 of wholly-owned assets.

         Funds From Operations

         Primarily because of the factors mentioned above, Funds from Operations
         - Diluted increased 3.8% to $119.3 million in 2001 from $114.9 million in 2000 (See "Funds From Operations").

   Comparison of Three Months Ended September 30, 2001 and 2000

         Revenues

         Minimum and percentage rents increased by 4.8% to $52.4 million in 2001 from $50.0 million in 2000. Approximately $2.2 million of the increase is attributable to the Same Centers and $0.2 million of the increase relates to the Redevelopment Centers.

         Tenant recoveries increased to $27.7 million in 2001 from $24.9 million in 2000. Approximately $2.6 million of the increase is attributable to the Same Centers and $0.2 of the increase relates to the Redevelopment Centers.

         Other income increased to $2.8 million in 2001 from $2.1 million in 2000.

                       THE MACERICH COMPANY (The Company)

Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued:

Results of Operations

   Comparison of Three Months Ended September 30, 2001 and 2000, Continued:

         Expenses

         Shopping center expenses increased to $28.6 million in 2001 compared to $25.1 million in 2000. The increase is a result of increased property taxes and recoverable expenses at the Centers. Additionally, management company expense for MPMC, LLC for periods subsequent to April 1, 2001 are now consolidated and represented $2.2 million of the change. Prior to April 1, 2001, MPMC, LLC was an unconsolidated entity accounted for using the equity method.

         Interest Expense

         Interest expense increased to $27.6 million in 2001 from $27.0 million in 2000.

         Depreciation and Amortization

         Depreciation and amortization increased to $16.6 million in 2001 from $15.1 million in 2000. The increase is primarily due to greater depreciation at Pacific View Mall, which recently completed an $89.0 million redevelopment.

         Income from Unconsolidated Joint Ventures and Management Companies

         The income from unconsolidated joint ventures and the Management Companies was $8.2 million for 2001, compared to income of $7.4 million in 2000.

         Net Income Available to Common Stockholders

         As a result of the foregoing, net income available to common stockholders increased to $9.3 million in 2001 from $7.2 million in 2000.

         Funds From Operations

         Primarily because of the factors mentioned above, Funds from Operations
         - Diluted increased 9.5% to $42.5 million in 2001 from $38.8 million in 2000 (See "Funds From Operations").

                       THE MACERICH COMPANY (The Company)

Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued:

         Liquidity and Capital Resources

         The Company intends to meet its short term liquidity requirements through cash generated from operations and working capital reserves. The Company anticipates that revenues will continue to provide necessary funds for its operating expenses and debt service requirements, and to pay dividends to stockholders in accordance with REIT requirements. The Company anticipates that cash generated from operations, together with cash on hand, will be adequate to fund capital expenditures which will not be reimbursed by tenants, other than non-recurring capital expenditures. The following table summarizes capital expenditures incurred at the Wholly-Owned Centers for the nine months ending September 30,:


                                                                                  2001                   2000
                                                                          ---------------------  ---------------------
                                                                                     (Dollars in millions)


Renovations, expansions and acquisitions of property,
  equipment and improvements                                                             $36.8                  $28.2
Tenant allowances                                                                          7.8                    3.3
Deferred charges                                                                          10.5                    8.2
                                                                          ---------------------  ---------------------

Total                                                                                    $55.1                  $39.7
                                                                          =====================  =====================


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

         The Company believes that it will have access to the capital necessary to expand its business in accordance with its strategies for growth and maximizing Funds from Operations. The Company presently intends to obtain additional capital necessary for these purposes through a combination of debt financings, joint ventures and the sale of non-core assets. The Company believes joint venture arrangements have in the past and may in the future provide an attractive alternative to other forms of financing, whether for acquisitions or other business opportunities.

         The Company's total outstanding loan indebtedness at September 30, 2001 was $2.3 billion (including its pro rata share of joint venture debt). This equated to a debt to Total Market Capitalization (defined as total debt of the Company, including its pro rata share of joint venture debt, plus aggregate market value of outstanding shares of common stock, assuming full conversion of OP Units and preferred stock into common stock) ratio of approximately 66% at September 30, 2001. The Company's debt consists primarily of fixed-rate conventional mortgages payable secured by individual properties.

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

         The Company has an unsecured line of credit for up to $200.0 million with a maturity of May 2002. There were $154.0 million of borrowings outstanding at September 30, 2001.

         At September 30, 2001, the Company had cash and cash equivalents available of $27.9 million.

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

                                                                           Nine Months Ended September 30,
                                                                           2001                      2000
                                                                   ------------------------  --------------------------
                                                                   Shares      Amount        Shares      Amount
                                                                   ----------  ------------  ----------  --------------
                                                                                 (amounts in thousands)

Net income - available to common stockholders                                      $22,515                     $21,090

Adjustments to reconcile net income to FFO - basic:
     Minority interest                                                               7,342                       6,722
     Depreciation and amortization on wholly owned centers                          49,092                      44,632
     Pro rata share of unconsolidated entities' depreciation and
          amortization                                                              20,244                      18,186
     Loss (gain) on sale of wholly-owned assets                                        295                       1,297
     Loss on early extinguishment of debt                                              187                         984
     Pro rata share of (gain) loss on sale of assets
          from unconsolidated entities                                                (208)                       (763)
     Cumulative effect of the change in accounting principle -
          wholly-owned assets                                                            -                         963
     Cumulative effect of the change in accounting principle -
          pro rata joint ventures                                                        -                         787

     Less:  Depreciation on personal property and amortization
          of loan costs and interest rate caps                                      (3,698)                     (3,810)
                                                                               ------------              --------------

FFO - basic (1)                                                       44,915        95,769      45,084          90,088

Additional adjustments to arrive at FFO - diluted:
     Impact of convertible preferred stock                             9,115        14,675       9,115          13,945
     Impact of stock options and restricted stock using
         the treasury method                                               -             -         437           1,392
     Impact of convertible debentures                                  4,847         8,829         5,186         9,454
                                                                   ----------  ------------  ----------  --------------

FFO - diluted (2)                                                     58,877      $119,273      59,822        $114,879
                                                                   ==========  ============  ==========  ==============



                       THE MACERICH COMPANY (The Company)

Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued:

         Funds From Operations - Continued:

                                                                           Three Months Ended September 30,
                                                                            2001                      2000
                                                                   ------------------------  --------------------------
                                                                   Shares      Amount        Shares      Amount
                                                                   ----------  ------------  ----------  --------------
                                                                                 (amounts in thousands)

Net income - available to common stockholders                                       $9,268                      $7,169

Adjustments to reconcile net income to FFO - basic:
     Minority interest                                                               2,965                       2,301
     Depreciation and amortization on wholly owned centers                          16,601                      15,064
     Pro rata share of unconsolidated entities' depreciation and
          amortization                                                               6,920                       6,550
     Loss (gain) on sale of wholly-owned assets                                        107                       1,189
     Loss on early extinguishment of debt                                                -                         984
     Pro rata share of (gain) loss on sale of assets
          from unconsolidated entities                                                 (85)                     (1,176)

     Less:  Depreciation on personal property and amortization
          of loan costs and interest rate caps                                      (1,298)                     (1,451)
                                                                               ------------              --------------

FFO - basic (1)                                                       45,032        34,478      45,107          30,630

Additional adjustments to arrive at FFO - diluted:
     Impact of convertible preferred stock                             9,115         5,013       9,115           4,648
     Impact of stock options and restricted stock using
         the treasury method                                               -             -         507             390
     Impact of convertible debentures                                  4,847         2,971       5,186           3,162
                                                                   ----------  ------------  ----------  --------------

FFO - diluted (2)                                                     58,994       $42,462      59,915         $38,830
                                                                   ==========  ============  ==========  ==============


1) Calculated based upon basic net income as adjusted to reach basic FFO. Weighted average number of shares includes the weighted average number of shares of common stock outstanding for 2001 and 2000 assuming the conversion of all outstanding OP units. As of September 30, 2001, 11.2 million of OP units were outstanding.

         2) The computation of FFO - diluted and diluted average number of shares outstanding includes the effect of outstanding common stock options and restricted stock using the treasury method. The convertible debentures are dilutive for the nine and three months ending September 30, 2001 and 2000, and are included in the FFO calculation to calculate FFO - diluted. On February 25, 1998, the Company sold $100 million of its Series A Preferred Stock. On June 17, 1998, the Company sold $150 million of its Series B Preferred Stock. The preferred stock can be converted on a one for one basis for common stock. The preferred shares are assumed converted for purposes of FFO diluted per share, as they are dilutive to that calculation.

         Included in minimum rents were rents attributable to the accounting practice of straight lining of rents. The amount of straight lining of rents that impacted minimum rents was $0.1 million and $0.7 million for the nine months ended September 30, 2001 and 2000, respectively; and $0.0 million and $0.0 million for the three months ended September 30, 2001 and 2000, respectively. The decline in straight lining of rents from 2000 to 2001 is due to the Company structuring its new leases using rent increases tied to the change in the CPI rather than using contractually fixed rent increases. CPI increases do not generally require straight lining of rent treatment.

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

         New Accounting Pronouncements Issued

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which became effective for periods beginning after December 15, 1999. This bulletin modified the timing of revenue recognition for percentage rent received from tenants. This change defers recognition of a significant amount of percentage rent for the first three calendar quarters into the fourth quarter. The Company applied this accounting change as of January 1, 2000. The cumulative effect of this change in accounting principle at the adoption date of January 1, 2000, including the pro rata share of joint ventures, was approximately $1,750,000.

                       THE MACERICH COMPANY (The Company)

Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued:


         New Accounting Pronouncements Issued, Continued:

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which requires companies to record derivatives on the balance sheet, measured at fair value. Changes in the fair values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities," which delayed the implementation of SFAS 133 from January 1, 2000 to January 1, 2001. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133," ("SFAS138"), which amended the accounting and reporting standards of SFAS 133. As a result of the adoption of SFAS 133 on January 1, 2001, the Company recorded a transition adjustment of $9.4 million to accumulate other comprehensive income related to treasury rate lock transactions settled in prior years. The entire transition adjustment was reflected in the quarter ended March 31, 2001. The transition adjustment of $9.4 million, less minority interest of $2.3 million and amortization of $1.0 million for the nine months ended September 30, 2001, is subtracted from net income to arrive at comprehensive income of $31.0 million for the nine months ended September 30, 2001. The Company expects that $1.3 million will be reclassified from accumulated other comprehensive income to earnings for the year ended December 31, 2001. During the quarter ended September 30, 2001, the Company reclassified $0.3 million from accumulated other comprehensive income to earnings.

         In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") and related literature and establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company is required to adopt SFAS 144 no later than January 1, 2002. The Company does not believe that the adoption of SFAS 144 will have a material impact on its consolidated financial statements.

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

         The following table sets forth information as of September 30, 2001 concerning the Company's long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV").

                                                      For the Years Ended December 31,
                                                           (dollars in thousands)
                             2001        2002         2003        2004         2005      Thereafter      Total            FV
                          ---------- ------------ ----------- ------------ ----------- ------------- -------------  -------------

Wholly Owned Centers:
Long term debt:
    Fixed rate              $10,947      $13,845     $53,651     $131,690     $15,126    $1,058,828    $1,284,087     $1,370,826
    Average interest rate     7.38%        7.38%       7.38%        7.38%       7.38%         7.38%         7.38%              -
    Fixed rate - Debentures       -      150,848           -            -           -             -       150,848        150,570
    Average interest rate         -        7.25%           -            -           -             -         7.25%              -
    Variable rate                 -      154,000           -            -           -             -       154,000        154,000
    Average interest rate         -        5.00%           -            -           -             -         5.00%              -
                          ---------- ------------ ----------- ------------ ----------- ------------- -------------  -------------

Total debt - Wholly owned
Centers                     $10,947     $318,693     $53,651     $131,690     $15,126    $1,058,828    $1,588,935     $1,675,396
                          ---------- ------------ ----------- ------------ ----------- ------------- -------------  -------------

Joint Venture Centers:
(at Company's pro rata share)

    Fixed rate               $6,978       $7,766      $8,655       $9,241     $74,752      $473,993      $581,385       $607,320
    Average interest rate     6.86%        6.87%       6.87%        6.87%       6.83%         6.83%         6.83%              -
    Variable rate                 -        8,224      92,250            -           -        40,700       141,174        141,174
    Average interest rate         -        5.57%       4.01%            -           -         3.92%         4.01%              -
                          ---------- ------------ ----------- ------------ ----------- ------------- -------------  -------------

Total debt - Joint Ventures  $6,978      $15,990    $100,905       $9,241     $74,752      $514,693      $722,559       $748,494
                          ---------- ------------ ----------- ------------ ----------- ------------- -------------  -------------

Total debt - All Centers    $17,925     $334,683    $154,556     $140,931     $89,878    $1,573,521    $2,311,494     $2,423,890
                          ========== ============ =========== ============ =========== ============= =============  =============


         All debt maturing in 2001 reflects the amortization of principal on existing debt.

         In addition, the Company has assessed the market risk for its variable rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $2.9 million per year based on $295.2 million outstanding at September 30, 2001.

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

Item 2   Changes in Securities and Use of Proceeds

         On July 23, 2001, the Company issued 1,287 shares of Common Stock upon the redemption of 1,287 OP Units in a private placement to a limited partner of the Operating Partnership, an accredited investor, pursuant to Section 4(2) of the Securities Act of 1933.

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








Date: November 14, 2001

                       THE MACERICH COMPANY (The Company)


                                  Exhibit Index



Exhibit No.
Page


(a)      Exhibits


              Number                        Description


              None