Form 10-K
period 2001-12-31
MACERICH CO
filed 2002-03-25
CIK 912242

QuickLinks -- Click here to rapidly navigate through this document
Securities and Exchange Commission Washington, D.C. 20549
FORM 10-K
(Mark one)
☒	Annual Report Pursuant to Section 13 OR 15(D) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2001 or
☐	Transition Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 (no fee required)
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

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. / /

As of February 28, 2002, the aggregate market value of the 28,934,500 shares of Common Stock held by non-affiliates of the registrant was $791 million based upon the closing price ($27.35) on the New York Stock Exchange composite tape on such date. (For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant and certain other shareholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.) As of February 28, 2002, there were 36,045,146 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual stockholders meeting to be held in 2002 are incorporated by reference into Part III.

THE MACERICH COMPANY

Annual Report on Form 10-K

For The Year Ended December 31, 2001

TABLE OF CONTENTS

Item No.		Page No.

Part I

1.	Business	1-11

2.	Properties	12-17

3.	Legal Proceedings	17

4.	Submission of Matters to a Vote of Security Holders	17

Part II

5.	Market for the Registrant's Common Equity and Related Stockholder Matters	18

6.	Selected Financial Data	19-21

7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22-37

7A.	Quantitative and Qualitative Disclosures About Market Risk	38

8.	Financial Statements and Supplementary Data	39

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	39

Part III

10.	Directors and Executive Officers of the Company	39

11.	Executive Compensation	39

12.	Security Ownership of Certain Beneficial Owners and Management	39

13.	Certain Relationships and Related Transactions	39

Part IV

14.	Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K	40-100

Signatures		101-102

Part I

Item I. Business

General

The Macerich Company (the "Company") is involved in the acquisition, ownership, redevelopment, management and leasing of regional and community shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"). The Operating Partnership owns or has an ownership interest in 46 regional shopping centers and four community shopping centers aggregating approximately 41 million square feet of gross leasable area ("GLA"). These 50 regional and community shopping centers are referred to hereinafter as the "Centers", unless the context otherwise requires. The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Company's three management companies, Macerich Property Management Company, LLC, a single-member Delaware limited liability company, Macerich Manhattan Management Company, a California corporation, and Macerich Management Company, a California corporation (collectively, the "Management Companies").

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

Recent Developments

A. Equity Offerings

On February 28, 2002, the Company issued 1,968,957 common shares with total net proceeds of $52.2 million. The proceeds from the sale of the common shares will be used principally to finance a portion of the Queens Center expansion and redevelopment project described below under "C. Redevelopment" and for general corporate purposes.

B. Refinancings

During 2001, the Company's line of credit facility was increased from $150.0 million to $200.0 million. The new line of credit matures in May 2002 with a one-year extension option subject to certain terms and conditions. The interest rate ranges from LIBOR plus 1.35% to 1.80%, depending on leverage levels.

On May 2, 2001, the Company refinanced the debt on Capitola Mall. The prior loan of $36.4 million, at a fixed interest rate of 9.25%, was paid in full and a new note was issued for $48.5 million bearing interest at a fixed rate of 7.13% and maturing May 15, 2011.

On July 10, 2001, the Company refinanced the debt on Pacific View. The prior bank construction loan of $89.3 million, at a floating interest rate (LIBOR plus 1.75%), was paid in full and a new permanent loan was issued for $89.0 million, which may be increased up to $96.0 million subject to certain conditions, bearing interest at a fixed rate of 7.16% and maturing August 31, 2011.

MACERICH 2001 Financial Statements

On October 9, 2001, the Company refinanced the debt on Rimrock Mall. The prior loan of $29.3 million, at a fixed interest rate of 7.70%, was paid in full and a new note was issued for $46.0 million bearing interest at a fixed rate of 7.45% and maturing October 1, 2011.

C. Redevelopment

In the second quarter of 2001, the new $36.0 million expansion opened at Lakewood Mall. The expansion included 60,000 square feet of specialty tenant space and a second level food court. A new 210,000 square foot Macy's and a new Mervyn's department store anchor the expansion wing.

In the third quarter of 2001, the Company completed a $10.0 million interior and exterior renovation of Vintage Faire Mall.

On December 28, 2001, the Company, as part of its proposed redevelopment and expansion of Queens Center, purchased a five-acre parcel of land adjacent to the center. The project will involve both the renovation of the existing center as well as an expansion of the center from 623,876 square feet to approximately 1 million square feet, including the addition of 250,000 square feet of mall shops. Construction is expected to begin in the second quarter of 2002 with completion estimated to be, in phases, through late 2004. Additionally, Swedish apparel retailer Hennes and Monritz opened a 19,427 square feet store in 2001 at this Center.

D. Stock Repurchase Program

On November 10, 2000, the Company's Board of Directors approved a stock repurchase program of up to 3.4 million shares of common stock. As of December 31, 2000, the Company repurchased 564,000 shares of its common stock at an average price of $19.02 per share. No shares of common stock were repurchased by the Company in 2001.

E. Other Events

On December 14, 2001, Villa Marina Marketplace, a 448,262 square foot community shopping center, located in Marina Del Rey, California, a wholly-owned property of the Company, was sold. The center, which the Company originally acquired on January 25, 1996, was sold for approximately $99.0 million, including the assumption of the existing mortgage of $58.0 million, which resulted in a $24.7 million gain. The Company used approximately $26 million of the net proceeds from this sale to retire $25.7 million of its outstanding convertible subordinated debentures due December 2002. The remaining balance of the proceeds was used for general corporate purposes.

On March 19, 2002, the Company sold Boulder Plaza, a 159,238 square foot community center in Boulder, Colorado for $24.7 million. The proceeds from the sale will be used for general corporate purposes.

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

2    MACERICH 2001 Financial Statements

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

Community Shopping Centers

Community Shopping Centers are designed to attract local and neighborhood customers and are typically open-air shopping centers, with one or more supermarkets, drugstores or discount department stores. National retailers such as Kids-R-Us at Bristol Shopping Center and Saks Fifth Avenue at Carmel Plaza provide the Company's Community Shopping Centers with the opportunity to draw from a much larger trade area than a typical supermarket or drugstore anchored Community Shopping Center.

MACERICH 2001 Financial Statements    3

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

Acquisitions.    Since its initial public offering ("IPO"), the Company has acquired interests in shopping centers nationwide. These acquisitions were identified and consummated by the Company's staff of acquisition professionals who are strategically located in Santa Monica, Dallas, Denver, and Atlanta. The Company believes that it is geographically well positioned to cultivate and maintain ongoing relationships with potential sellers and financial institutions and to act quickly when acquisition opportunities arise. The Company focuses on assets that are or can be dominant in their trade area, have a franchise and intrinsic value.

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

During 2000 and 2001, market conditions, including the cost of capital and the lack of attractive opportunities, resulted in the first years subsequent to the Company's IPO in which there were no acquisitions. The Company believes the market conditions for acquisitions will improve in 2002.

4    MACERICH 2001 Financial Statements

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

The Centers.    As of December 31, 2001, the Centers consist of 46 Regional Shopping Centers and four Community Shopping Centers aggregating approximately 41 million square feet of GLA. The 46 Regional Shopping Centers in the Company's portfolio average approximately 884,911 square feet of GLA and range in size from 2.1 million square feet of GLA at Lakewood Mall to 328,895 square feet of GLA at Panorama Mall. The Company's four Community Shopping Centers, Boulder Plaza, Bristol Shopping Center, Carmel Plaza, and Great Falls Marketplace, have an average of 161,279 square feet of GLA. The 46 Regional Shopping Centers presently include 182 Anchors totaling approximately 23.1 million square feet of GLA and approximately 6,258 Mall and Freestanding Stores totaling approximately 18.2 million square feet of GLA.

Total revenues, including joint ventures at their pro rata share of $171.1 million in 2001 and $166.0 million in 2000, increased to $505.7 million in 2001 from $486.1 million in 2000 primarily due to releasing space at higher rents. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." No Center generated more than 10% of shopping center revenues during 2000 and 2001.

Cost of Occupancy

The Company's management believes that in order to maximize the Company's operating cash flow, the Centers' Mall Store tenants must be able to operate profitably. A major factor contributing to tenant profitability is cost of occupancy. The following table summarizes occupancy costs for Mall Store tenants in the Centers as a percentage of total Mall Store sales for the last three years:

	For the Years Ended December 31,

	1999(2)	2000	2001

Minimum rents	7.4%	7.3%	7.7%
Percentage rents	0.5%	0.5%	0.4%
Expense recoveries(1)	2.9%	3.0%	3.1%

Mall tenant occupancy costs	10.8%	10.8%	11.2%

(1)
Represents real estate tax and common area maintenance charges.

(2)
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

There are numerous owners and developers of real estate that compete with the Company in its trade areas. There are nine other publicly traded mall companies and several large private mall companies, any of which under certain circumstances could compete against the Company for an acquisition, an Anchor or

MACERICH 2001 Financial Statements    5

a tenant. This results in competition for both acquisition of centers and for tenants to occupy space. The existence of competing shopping centers could have a material impact on the Company's ability to lease space and on the level of rent that can be achieved. There is also increasing competition from other retail formats and technologies, such as factory outlet centers, power centers, discount shopping clubs, mail-order services, internet shopping and home shopping networks that could adversely affect the Company's revenues.

Major Tenants

The Centers derived approximately 91.6% of their total rents for the year ended December 31, 2001 from Mall and Freestanding Stores. One tenant accounted for approximately 4.6% of annual base rents of the Company, and no other single tenant accounted for more than 3.5% as of December 31, 2001.

The following tenants (including their subsidiaries) represent the 10 largest tenants in the Company's portfolio (including joint ventures) based upon minimum rents in place as of December 31, 2001:

Tenant	Number of Locations in the Portfolio	% of Total Minimum Rents as of December 31, 2001

The Limited, Inc.	153	4.6%
The Gap, Inc.	75	3.5%
AT&T Wireless Services	5	2.9%
Foot Locker, Inc.	107	2.4%
J.C. Penney Company, Inc.	32	1.9%
Luxottica Group, Inc.	84	1.3%
The Musicland Group, Inc.	51	1.1%
Zale Corporation	76	1.2%
Claire Stores, Inc.	93	1.1%
Federated Department Stores	25	1.0%

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

The Company uses tenant spaces 10,000 square feet and under for comparing rental rate activity. Tenant space 10,000 square feet and under in the portfolio at December 31, 2001, comprises 69.7% of all Mall and Freestanding Store space. The Company believes that to include space over 10,000 square feet would provide a less meaningful comparison.

When an existing lease expires, the Company is often able to enter into a new lease with a higher base rent component. The average base rent for new Mall and Freestanding Store leases, 10,000 square feet and under, commencing during 2001 was $33.33 per square foot, or 18.5% higher than the average base rent for all Mall and Freestanding Stores (10,000 square feet and under) at December 31, 2001 of $28.13 per square foot.

6    MACERICH 2001 Financial Statements

The following table sets forth for the Centers the average base rent per square foot of Mall and Freestanding GLA, for tenants 10,000 square feet and under, as of December 31 for each of the past three years:

December 31,	Average Base Rent Per Square Foot(1)	Average Base Rent Per Sq. Ft. on Leases Commencing During the Year(2)	Average Base Rent Per Sq. Ft. on Leases Expiring During the Year(3)

1999	$25.60	$29.76	$27.29
2000	$27.09	$32.95	$28.56
2001	$28.13	$33.33	$27.12

(1)
Average base rent per square foot is based on Mall and Freestanding Store GLA for spaces 10,000 square feet and under occupied as of December 31 for each of the Centers owned by the Company in 1999, 2000 and 2001.

(2)
The base rent on lease signings during the year represents the actual rent to be paid on a per square foot basis during the first twelve months. New Centers are excluded in the year of acquisition. Additionally, lease signings for the expansion area of Queens Center are excluded.

(3)
The average base rent on leases expiring during the year represents the final year minimum rent, on a cash basis, for all tenant leases 10,000 square feet and under expiring during the year. On a comparable space basis, average initial rents, excluding the impact of straight lining of rent, on leases 10,000 square feet and under commencing in 2001 was $34.20 compared to expiring rents of $27.12. The average base rent on leases expiring in 1999 excludes the 1999 Acquisition Centers.

Bankruptcy and/or Closure of Retail Stores

A decision by an Anchor or another significant tenant to cease operations at a Center could have an adverse effect on the Company. The bankruptcy and/or closure of an Anchor, or its sale to a less desirable retailer, could adversely affect customer traffic in a Center and thereby reduce the income generated by that Center. Furthermore, the closing of an Anchor could, under certain circumstances, allow certain other Anchors or other tenants to terminate their leases or cease operating their stores at the Center or otherwise adversely affect occupancy at the Center. In addition, mergers, acquisitions, consolidations or dispositions in the retail industry could result in the loss of tenants at one or more Centers.

Retail stores at the Centers other than Anchors may also seek the protection of the bankruptcy laws and/or close stores, which could result in the termination of such tenants' leases and thus cause a reduction in the cash flow generated by the Centers. Although no single retailer accounts for greater than 4.6% of total rents, the bankruptcy and/or closure of stores could result in decreased occupancy levels, reduced rental income or otherwise adversely impact the Centers. Although certain tenants have filed for bankruptcy, the Company does not believe such filings and any subsequent closures of their stores will have a material adverse impact on its operations.

MACERICH 2001 Financial Statements    7

Lease Expirations

The following table shows scheduled lease expirations (for Centers owned as of December 31, 2001) of Mall and Freestanding Stores 10,000 square feet and under for the next ten years, assuming that none of the tenants exercise renewal options:

Year Ending December 31,	Number of Leases Expiring	Approximate GLA of Expiring Leases(1)	% of Total Leased GLA Represented by Expiring Leases(2)	Ending Base Rent per Square Foot of Expiring Leases(1)

2002	534	828,426	11.28%	$27.23
2003	487	759,621	10.34%	$26.27
2004	468	695,515	9.47%	$28.46
2005	469	812,547	11.06%	$28.84
2006	441	759,779	10.34%	$30.69
2007	391	733,269	9.98%	$29.45
2008	379	690,906	9.41%	$31.20
2009	278	531,647	7.24%	$31.60
2010	334	588,753	8.01%	$32.65
2011	307	599,615	8.16%	$32.16

(1)
Includes joint ventures at pro rata share. Currently 29% of leases have provisions for future consumer price index increases which are not reflected in ending lease rent.

(2)
For leases 10,000 square feet and under

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

Anchors accounted for approximately 8.4% of the Company's total rent for the year ended December 31, 2001.

8    MACERICH 2001 Financial Statements

The following table identifies each Anchor, each parent company that owns multiple Anchors and the number of square feet owned or leased by each such Anchor or parent company in the Company's portfolio at December 31, 2001:

Name	Number of Anchor Stores	GLA Owned By Anchor	GLA Leased By Anchor	Total GLA Occupied By Anchor

J.C. Penney	32	1,167,084	3,197,245	4,364,329
Sears	30	2,197,192	1,631,297	3,828,489
Target Corp.
Marshall Field's	2	115,193	100,790	215,983
Mervyn's	12	571,016	413,337	984,353
Target(1)	10	581,260	585,266	1,166,526

Total	24	1,267,469	1,099,393	2,366,862
Federated Department Stores
Macy's(2)	14	1,558,964	666,741	2,225,705
Lazarus	1	159,068	–	159,068
The Bon Marche(3)	2	–	181,000	181,000

Total	17	1,718,032	847,741	2,565,773
May Department Stores Co.
Robinsons-May	6	530,678	640,352	1,171,030
Foley's	4	725,316	–	725,316
Hechts	2	140,000	143,426	283,426
Famous Barr	1	180,000	–	180,000
Meier & Frank	2	242,505	200,000	442,505

Total	15	1,818,499	983,778	2,802,277
Dillard's(1)	17	1,434,280	818,202	2,252,482
Saks, Inc.
Younker's	6	–	609,177	609,177
Herberger's	5	269,969	202,778	472,747

Total	11	269,969	811,955	1,081,924
Gottschalks	6	332,638	333,772	666,410
Nordstrom	5	226,853	503,369	730,222
Von Maur	3	186,686	59,563	246,249
Belk	2	–	156,750	156,750
Boscov's	2	–	314,717	314,717
Wal-Mart	2	281,455	–	281,455
Beall's	1	–	40,000	40,000
DeJong	1	–	43,811	43,811
Emporium	1	–	50,625	50,625
Gordman's	1	–	60,000	60,000
Home Depot	1	–	133,029	133,029
Kohl's	1	–	92,466	92,466
Peebles	1	–	42,090	42,090
Service Merchandise(4)	1	–	60,000	60,000
Vacant(1)	8	289,485	659,875	949,360

	182	11,189,642	11,939,678	23,129,320

(1)
Montgomery Ward filed for bankruptcy on December 28, 2000 and announced the closing of all its stores including the seven located at the Centers. Montgomery Ward assigned two of these leases to Dillard's (at Northpark Mall and Southpark Mall) and one to Target (at Lakewood Mall). The Target store is scheduled to open in late 2003.

(2)
Macy's will open at Capitola Mall in May 2002.

(3)
Federated Department Stores will open a new 110,000 square foot Bon Marche store at Redmond Town Center in the Fall of 2003.

(4)
Service Merchandise closed this store in February 2002. They filed for bankruptcy in March 1999 and recently announced plans to close all their stores in 2002.

MACERICH 2001 Financial Statements    9

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

PCE has been detected in soil and groundwater in the vicinity of a dry cleaning establishment at North Valley Plaza, formerly owned by a joint venture of which the Company was a 50% member. The property

10    MACERICH 2001 Financial Statements

was sold on December 18, 1997. The California Department of Toxic Substances Control ("DTSC") advised the Company in 1995 that very low levels of Dichloroethylene ("1,2 DCE"), a degradation byproduct of PCE, had been detected in a municipal water well located 1/4 mile west of the dry cleaners, and that the dry cleaning facility may have contributed to the introduction of 1,2 DCE into the water well. According to DTSC, the maximum contaminant level ("MCL") for 1,2 DCE which is permitted in drinking water is 6 parts per billion ("ppb"). The 1,2 DCE was detected in the water well at a concentration of 1.2 ppb, which is below the MCL. The Company has retained an environmental consultant and has initiated extensive testing of the site. The joint venture agreed (between itself and the buyer) that it would be responsible for continuing to pursue the investigation and remediation of impacted soil and groundwater resulting from releases of PCE from the former dry cleaner. A total of $67,873 and $187,976 have already been incurred by the joint venture for remediation, and professional and legal fees for the years ending December 31, 2001 and 2000, respectively. An additional $188,325 remains reserved by the joint venture as of December 31, 2001, which management has estimated as its remaining obligation for the remediation. The joint venture has been sharing costs with former owners of the property.

The Company acquired Fresno Fashion Fair in December 1996. Asbestos has been detected in structural fireproofing throughout much of the Center. Testing data conducted by professional environmental consulting firms indicates that the fireproofing is largely inaccessible to building occupants and is well adhered to the structural members. Additionally, airborne concentrations of asbestos were well within OSHA's permissible exposure limit ("PEL") of .1 fcc. The accounting for this acquisition includes a reserve of $3.3 million to cover future removal of this asbestos, as necessary. The Company incurred $147,597 and $25,939 in remediation costs for the years ending December 31, 2001 and 2000, respectively. An additional $2.6 million remains reserved at December 31, 2001.

Insurance

The Centers have comprehensive liability, fire, flood, extended coverage and rental loss insurance. The Company or the joint venture owner, as applicable, also currently carries earthquake insurance covering the Centers located in California. Such policies are subject to a deductible equal to 5% of the total insured value of each Center, a $250,000 per occurrence minimum and a combined annual aggregate loss limit of $125 million on the Centers located in California. Management believes that such insurance policies have specifications and insured limits customarily carried for similar properties.

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

Employees

The Company and the Management Companies employ approximately 1,605 persons, including eight executive officers, personnel in the areas of acquisitions and business development (4), property management (258), leasing (83), redevelopment/construction (25), financial services (49) and legal affairs (31). In addition, in an effort to minimize operating costs, the Company generally maintains its own security staff (617) and maintenance staff (530). Approximately 17 of these employees are represented by a union. The Company believes that relations with its employees are good.

MACERICH 2001 Financial Statements    11

Item 2. Properties

The following table sets forth certain information about each of the Centers as of December 31, 2001:

Company's Ownership %	Name of Center/ Location(1)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(2)	Mall and Free-standing GLA	Percentage of Mall and Free-standing GLA Leased	Anchors	Sales Per Square Foot(3)

100%	Boulder Plaza Boulder, Colorado	1969/1989	1991	159,238	159,238	99.1%	–	$226
100%	Bristol Shopping Center(4) Santa Ana, California	1966/1986	1992	163,637	163,637	95.1%	–	264
50%	Broadway Plaza(4) Walnut Creek, California	1951/1985	1994	698,815	253,318	96.4%	Macy's (two), Nordstrom	624
100%	Capitola Mall(4) Capitola, California	1977/1995	1988	586,735	197,018	99.0%	Gottschalks, Macy's(11), Mervyn's, Sears	334
100%	Carmel Plaza Carmel, California	1974/1998	1993	115,215	115,215	86.3%	–	379
100%	Chesterfield Towne Center Richmond, Virginia	1975/1994	1997	1,037,358	425,192	94.2%	Dillard's (two), Hechts, Sears, J.C. Penney	338
100%	Citadel, The Colorado Springs, Colorado	1972/1997	1995	1,040,917	445,577	86.9%	Dillard's, Foley's, J.C. Penney, Mervyn's	310
100%	Corte Madera, Village at Corte Madera, California	1985/1998	1994	429,839	211,839	91.9%	Macy's, Nordstrom	538
100%	County East Mall Antioch, California	1966/1986	1989	493,895	175,335	93.7%	Sears, Gottschalks, Mervyn's(5)	319
100%	Crossroads Mall Oklahoma City, Oklahoma	1974/1994	1991	1,267,572	527,884	90.4%	Dillard's, Foley's, J.C. Penney(5)	253
100%	Fresno Fashion Fair Fresno, California	1970/1996	1983	874,316	313,435	94.9%	Gottschalks, J.C. Penney, Macy's (two)	420
100%	Great Falls Marketplace Great Falls, Montana	1997/1997	–	207,024	207,024	97.4%	–	126
100%	Greeley Mall Greeley, Colorado	1973/1986	1987	576,564	233,202	89.3%	Dillard's (two), J.C. Penney, Sears(5)	234
100%	Green Tree Mall(4) Clarksville, Indiana	1968/1975	1995	780,201	336,205	87.0%	Dillard's, J.C. Penney, Sears, Target	339
100%	Holiday Village Mall(4) Great Falls, Montana	1959/1979	1992	566,905	263,067	75.0%	Herberger's, J.C. Penney, Sears(5)	218
100%	Northgate Mall San Rafael, California	1964/1986	1987	743,176	272,845	91.9%	Macy's, Mervyns, Sears	344
100%	Northwest Arkansas Mall Fayetteville, Arkansas	1972/1998	1997	823,514	309,844	95.6%	Dillard's (two), J.C. Penney, Sears	309
100%	Pacific View Ventura, California	1965/1996	2001	1,237,237	401,064	98.3%	J.C. Penney, Macy's, Robinsons-May, Sears(5)	352
50%	Panorama Mall Panorama, California	1955/1979	1980	328,895	163,895	97.2%	Wal-Mart	314
100%	Queens Center Queens, New York	1973/1995	1991	623,876	155,733	100.0%	J.C. Penney, Macy's	964
100%	Rimrock Mall Billings, Montana	1978/1996	1980	609,560	294,120	92.8%	Dillard's (two), Herbergers, J.C. Penney	303
100%	Salisbury, Centre at Salisbury, Maryland	1990/1995	1990	878,796	273,815	94.1%	Boscov's, J.C. Penney, Hechts, Sears(5)	348
100%	Santa Monica Place Santa Monica, California	1980/1999	1990	560,441	277,191	87.9%	Macy's, Robinsons-May	358
100%	South Plains Mall Lubbock, Texas	1972/1998	1995	1,144,495	402,708	95.6%	Beall's, Dillard's (two), J.C. Penney, Meryvn's, Sears	343
100%	South Towne Center Sandy, Utah	1987/1997	1997	1,241,484	464,972	86.3%	Dillard's, J.C. Penney, Mervyn's, Target, Meier & Frank	321

12    MACERICH 2001 Financial Statements

100%	Valley View Center Dallas, Texas	1973/1996	1996	1,504,818	446,921	89.9%	Dillard's, Foleys, J.C. Penney, Sears	296
100%	Vintage Faire Mall Modesto, California	1977/1996	2001	1,033,816	333,897	97.4%	Gottschalks, J.C. Penney, Macy's (two), Sears	386
19%	West Acres Fargo, North Dakota	1972/1986	2001	954,327	401,772	97.9%	Marshall Field's, Herberger's, J.C. Penney, Sears	382
100%	Westside Pavilion Los Angeles, California	1985/1998	2000	756,412	398,284	90.9%	Nordstrom, Robinsons-May	420

	Total/Average at December 31, 2001(a)			21,439,078	8,624,247	92.4%		$362

	Pacific Premier Retail Trust Properties(b):

51%	Cascade Mall Burlington, Washington	1989/1999	1998	584,549	260,313	82.0%	The Bon Marche, Emporium, J.C. Penney, Sears, Target	$316
51%	Kitsap Mall Silverdale, Washington	1985/1999	1997	850,264	340,281	80.3%	The Bon Marche, J.C. Penney, Gottschalks, Mervyn's, Sears	382
51%	Lakewood Mall Lakewood, California	1953/1975	2001	2,127,894	973,928	91.9%	Home Depot, Target(8), J.C. Penney, Macy's, Mervyn's, Robinsons-May	339
51%	Los Cerritos Center Cerritos, California	1971/1999	1998	1,298,205	496,924	98.1%	Macy's, Mervyn's, Nordstrom, Robinsons-May, Sears	453
51%	Redmond Town Center(4)(6) Redmond, Washington	1997/1999	2000	1,152,905	1,152,905	95.6%	(10)	336
51%	Stonewood Mall(4) Downey, California	1953/1997	1991	927,505	356,758	96.7%	J.C. Penney, Mervyn's, Robinsons-May, Sears	353
51%	Washington Square Portland, Oregon	1974/1999	1995	1,357,417	423,081	95.5%	J.C. Penney, Meier & Frank, Mervyn's, Nordstrom, Sears	560

	Total/Average Pacific Premier Retail Trust Properties			8,298,739	4,004,190	92.9%		$401

	SDG Macerich Properties, L.P. Properties:

50%	Eastland Mall(4) Evansville, Indiana	1978/1998	1995	1,072,787	479,832	96.3%	DeJong, Famous Barr, J.C. Penney, Lazarus, Service Merchandise(9)	$381
50%	Empire Mall(4) Sioux Falls, South Dakota	1975/1998	2000	1,286,193	596,086	91.9%	Marshall Field's, J.C. Penney, Gordman's, Kohl's, Sears, Target, Younkers	371
50%	Granite Run Mall Media, Pennsylvania	1974/1998	1993	1,047,283	546,474	98.3%	Boscov's, J.C. Penney, Sears	299
50%	Lake Square Mall Leesburg, Florida	1980/1998	1992	560,975	264,938	91.3%	Belk, J.C. Penney, Sears, Target	266
50%	Lindale Mall Cedar Rapids, Iowa	1963/1998	1997	693,366	387,803	86.5%	Sears, Von Maur, Younkers	293
50%	Mesa Mall Grand Junction, Colorado	1980/1998	1991	855,520	429,703	92.1%	Herberger's, J.C. Penney, Mervyn's, Sears, Target	318
50%	NorthPark Mall Davenport, Iowa	1973/1998	2001	1,056,596	405,063	94.7%	J.C. Penney, Dillard's(8), Sears, Von Maur, Younkers	240
50%	Rushmore Mall Rapid City, South Dakota	1978/1998	1992	835,138	430,478	96.1%	Herberger's, J.C. Penney, Sears, Target	294
50%	Southern Hills Mall Sioux City, Iowa	1980/1998	–	750,675	437,098	92.3%	Sears, Target, Younkers	309
50%	SouthPark Mall Moline, Illinois	1974/1998	1990	1,032,672	454,616	89.0%	Dillard's(8), J.C. Penney, Sears, Younkers, Von Maur	224

MACERICH 2001 Financial Statements    13

50%	SouthRidge Mall Des Moines, Iowa	1975/1998	1998	1,004,889	507,083	81.9%	Sears, Younkers, J.C. Penney, Target(5)	210
50%	Valley Mall Harrisonburg, Virginia	1978/1998	1992	511,889	197,026	96.8%	Belk, J.C. Penney, Wal-Mart, Peeble's	289

	Total/Average SDG Macerich Properties, L.P. Properties			10,707,983	5,136,200	92.1%		$293

	Grand Total/Average at December 31, 2001(c)			40,445,800	17,764,637	92.4%		$350

	Major Redevelopment Properties:

100%	Crossroads Mall(4) Boulder, Colorado	1963/1979	1998	533,933	215,496	(7)	Foley's, Sears(5)	(7)
100%	Park Lane Mall(4) Reno, Nevada	1967/1978	1998	371,296	241,576	(7)	Gottschalks	(7)

	Total Major Redevelopment Properties			905,229	457,072

	Grand Total at December 31, 2001			41,351,029	18,221,709

a)
Excluding Pacific Premier Retail Trust Properties, SDG Macerich Properties, L.P. Properties and Major Redevelopment Properties

b)
Includes five contiguous freestanding properties

c)
Excluding Major Redevelopment Properties

(1)
The land underlying thirty-nine of the Centers is owned in fee entirely by the Company or, in the case of jointly-owned Centers, by the joint venture property partnership or limited liability company. All or part of the land underlying the remaining Centers is owned by third parties and leased to the Company, property partnership or limited liability company pursuant to long-term ground leases. Under the terms of a typical ground lease, the Company, property partnership or limited liability company pays rent for the use of the land and is generally responsible for all costs and expenses associated with the building and improvements. In some cases, the Company, property partnership or limited liability company has an option or right of first refusal to purchase the land. The termination dates of the ground leases range from 2002 to 2070.

(2)
Includes GLA attributable to Anchors (whether owned or non-owned) and Mall and Freestanding Stores as of December 31, 2001.

(3)
Sales are based on reports by retailers leasing Mall and Freestanding Stores for the year ending December 31, 2001 for tenants which have occupied such stores for a minimum of twelve months. Sales per square foot are based on tenants 10,000 square feet and under, excluding theaters, that occupied their space for the entire year.

(4)
Portions of the land on which the Center is situated are subject to one or more ground leases.

(5)
These properties have a vacant Anchor location. The Company is contemplating various replacement tenant/redevelopment opportunities for these vacant sites.

(6)
The office portion of this mixed-use development does not have retail sales.

(7)
Certain spaces have been intentionally held off the market and remain vacant because of major redevelopment plans. As a result, the Company believes the percentage of Mall and Freestanding GLA leased and the sales per square foot at these major redevelopment properties is not meaningful data.

(8)
Montgomery Ward filed for bankruptcy on December 28, 2000 and announced the closing of all its stores including the seven located at the Centers. Montgomery Ward assigned two of these leases to Dillard's (at NorthPark Mall and SouthPark Mall) and one to Target (at Lakewood Mall). The Target store is scheduled to open in late 2003.

(9)
Service Merchandise closed this store in February 2002. They filed for bankruptcy in March 1999 and recently announced plans to close all of their stores in 2002.

(10)
Federated Department Stores will open a new Bon Marche store at Redmond Town Center in the Fall of 2003.

(11)
Macy's will open a store at Capitola Mall in May 2002.

14    MACERICH 2001 Financial Statements

Mortgage Debt

The following table sets forth certain information regarding the mortgages encumbering the Centers, including those Centers in which the Company has less than a 100% interest. The information set forth below is as of December 31, 2001.

Property Pledged As Collateral	Fixed or Floating	Annual Interest Rate	Principal Balance (000's)	Annual Debt Service (000's)	Maturity Date	Balance Due on Maturity (000's)	Earliest Date on which all Notes Can Be Defeased or Be Prepaid

Wholly-Owned Centers:
Capitola Mall(1)	Fixed	7.13%	$47,857	$4,558	5/15/2011	$32,724	Any Time
Carmel Plaza	Fixed	8.18%	28,358	2,421	5/1/2009	25,642	Any Time
Chesterfield Towne Center(2)	Fixed	9.07%	62,742	6,580	1/1/2024	1,087	1/1/2006
Citadel	Fixed	7.20%	70,708	6,648	1/1/2008	59,962	1/1/2003
Corte Madera, Village at	Fixed	7.75%	70,626	6,190	11/1/2009	62,941	10/4/2003
Crossroads Mall–Boulder	Fixed	7.08%	34,025	3,948	12/15/2010	28,107	Any Time
Fresno Fashion Fair	Fixed	6.52%	68,724	4,561	8/10/2008	62,890	Any Time
Greeley Mall	Fixed	8.50%	14,348	2,245	9/15/2003	12,519	Any Time
Green Tree Mall/Crossroads–OK/
Salisbury	Fixed	7.23%	117,714	8,499	3/5/2004	117,714	Any Time
Northwest Arkansas Mall	Fixed	7.33%	59,867	5,209	1/10/2009	49,304	1/1/2004
Pacific View(3)	Fixed	7.16%	88,715	7,221	8/31/2011	76,658	9/1/2003
Queens Center	Fixed	6.88%	98,278	7,595	3/1/2009	88,651	2/4/2002
Rimrock Mall(4)	Fixed	7.45%	45,966	3,841	10/1/2011	40,025	10/10/2003
Santa Monica Place	Fixed	7.70%	84,275	7,272	11/1/2010	75,439	3/1/2003
South Plains Mall	Fixed	8.22%	63,474	5,448	3/1/2009	57,557	2/17/2002
South Towne Center	Fixed	6.61%	64,000	4,289	10/10/2008	64,000	Any Time
Valley View Mall	Fixed	7.89%	51,000	4,080	10/10/2006	51,000	Any Time
Vintage Faire Mall	Fixed	7.89%	69,245	6,099	9/1/2010	61,372	Any Time
Westside Pavilion	Fixed	6.67%	99,590	6,529	7/1/2008	91,133	Any Time

Total–Wholly Owned Centers			$1,239,512

Joint Venture Centers (at pro rata share):
Broadway Plaza (50%)(5)	Fixed	6.68%	$35,328	3,089	8/1/2008	29,315	Any Time
Pacific Premier Retail Trust (51%)(5):
Cascade Mall	Fixed	6.50%	12,642	1,461	8/1/2014	141	Any Time
Kitsap Mall/Kitsap Place(6)	Fixed	8.06%	31,110	2,755	6/1/2010	28,143	Any Time
Lakewood Mall(7)	Fixed	7.20%	64,770	4,661	8/10/2005	64,770	Any Time
Lakewood Mall(8)	Floating	4.38%	8,224	372	7/25/2003	8,224	Any Time
Los Cerritos Center	Fixed	7.13%	59,385	5,054	7/1/2006	54,955	6/1/2002
North Point Plaza	Fixed	6.50%	1,747	190	12/1/2015	47	2/7/2004
Redmond Town Center–Retail	Fixed	6.50%	31,564	2,686	2/1/2011	23,850	Any Time
Redmond Town Center–Office	Fixed	6.77%	44,324	3,575	7/10/2009	26,223	6/1/2002
Stonewood Mall	Fixed	7.41%	39,653	3,298	12/11/2010	36,192	3/19/2003
Washington Square	Fixed	6.70%	58,339	5,051	1/1/2009	48,289	3/1/2004
Washington Square Too	Fixed	6.50%	6,088	634	12/1/2016	116	2/17/2004
SDG Macerich Properties L.P. (50%)(5)(9)	Fixed	6.54%	185,306	13,440	5/15/2006	185,306	Any Time
SDG Macerich Properties L.P. (50%)(5)(9)	Floating	2.39%	92,250	6,568	5/15/2003	92,250	Any Time
SDG Macerich Properties L.P. (50%)(5)(9)	Floating	2.27%	40,700	1,425	5/15/2006	40,700	Any Time
West Acres Center (19%)(5)	Fixed	6.52%	7,425	681	1/1/2009	5,684	1/4/2002
West Acres Center (19%)(5)(10)	Fixed	9.17%	1,894	212	1/1/2009	1,517	Any Time

Total–Joint Venture Centers(5)			$720,749

Total–All Centers			$1,960,261

MACERICH 2001 Financial Statements    15

Notes:

(1)
On May 2, 2001, the Company refinanced the debt on Capitola Mall. The prior loan of $36.4 million was paid in full and a new note was issued for $48.5 million bearing interest at a fixed rate of 7.13% and maturing May 15, 2011.

(2)
The annual debt service payment represents the payment of principal and interest. In addition, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the gross receipts (as defined in the loan agreement) exceeds a base amount specified therein. Contingent interest recognized was $583,751, $416,814 and $385,556 for the years ended December 31, 2001, 2000 and 1999, respectively.

(3)
This loan was issued on July 10, 2001 for $89.0 million, and may be increased up to $96.0 million, subject to certain conditions.

(4)
On October 9, 2001, the Company refinanced the debt on Rimrock Mall. The prior loan of $29.3 million was paid in full and a new note was issued for $46.0 million bearing interest at a fixed rate of 7.45% and maturing October 1, 2011. The Company incurred a loss on early extinguishment of the prior debt in October 2001 of $1.7 million.

(5)
Reflects the Company's pro rata share of debt.

(6)
The loan is interest only until December 31, 2001. Effective January 1, 2002, monthly principal and interest of $450,150 will be payable through maturity. The debt is cross-collateralized by Kitsap Mall and Kitsap Place.

(7)
In connection with the acquisition of this property, the joint venture assumed $127.0 million of collateralized fixed rate notes (the "Notes"). The Notes bear interest at an average fixed rate of 7.20% and mature in August 2005. The Notes require the joint venture to deposit all cash flow from the property operations with a trustee to meet its obligations under the Notes. Cash in excess of the required amount, as defined, is released. Included in cash and cash equivalents is $750,000 of restricted cash deposited with the trustee at December 31, 2001 and at December 31, 2000.

(8)
On July 28, 2000, the joint venture placed a $16.1 million floating rate note on the property bearing interest at LIBOR plus 2.25% and maturing July 2003. At December 31, 2001, the total interest rate was 4.38%.

(9)
In connection with the acquisition of these Centers, the joint venture assumed $485.0 million of mortgage notes payable, which are collateralized by the properties. At acquisition, the $300.0 million fixed rate portion of this debt reflected a fair value of $322.7 million, which included an unamortized premium of $22.7 million. This premium is being amortized as interest expense over the life of the loan using the effective interest method. At December 31, 2001 and December 31, 2000, the unamortized balance of the debt premium was $13.5 million and $16.1 million, respectively. This debt is due in May 2006 and requires monthly payments of $1.9 million. $184.5 million of this debt is due in May 2003 and requires monthly interest payments at a variable weighted average rate (based on LIBOR) of 2.39% and 7.21% at December 31, 2001 and December 31, 2000, respectively. This variable rate debt is covered by an interest rate cap agreement, which effectively prevents the interest rate from exceeding 11.53%. On April 12, 2000, the joint venture issued $138.5 million of additional mortgage notes, which are collateralized by the properties and are due in May 2006. $57.1 million of this debt requires fixed monthly interest payments of $387,000 at a weighted average rate of 8.13% while the floating rate notes of $81.4 million require monthly interest payments at a variable weighted average rate (based on LIBOR) of 2.27% and 7.08% at December 31, 2001 and 2000, respectively. This variable rate debt is covered by an interest rate cap agreement, which effectively prevents the interest rate from exceeding 11.83%.

(10)
On September 27, 2001, the joint venture placed a $10.0 million loan on the property bearing interest at a fixed rate of 9.17% maturing December 1, 2009.

The Company has a credit facility of $200.0 million with a maturity of May, 2002 with a right to extend the facility for one year subject to certain conditions. The interest rate on such credit facility fluctuates between 1.35% and 1.80% over LIBOR, depending on leverage levels. As of December 31, 2001 and December 31, 2000, $159.0 million and $59.0 million of borrowings were outstanding under this line of credit at interest rates of 3.65% and 7.90%, respectively.

16    MACERICH 2001 Financial Statements

Additionally, as of December 31, 2001, the Company has obtained $0.8 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

During January 1999, the Company entered into a bank construction loan agreement to fund $89.3 million of costs related to the redevelopment of Pacific View. The loan bore interest at LIBOR plus 2.25% through 2000. In January 2001, the interest rate was reduced to LIBOR plus 1.75% and the loan was scheduled to mature February 2002. Principal was drawn as construction costs were incurred. As of December 31, 2000, $88.3 million of principal had been drawn under the loan at an interest rate of 8.63%. On July 10, 2001, the Company paid off this loan in full and a permanent loan was issued for $89.0 million, which may be increased up to $96.0 million subject to certain conditions, bearing interest at a fixed rate of 7.16% and maturing August 31, 2011.

During 1997, the Company issued and sold $161.4 million of convertible subordinated debentures (the "Debentures"). The Debentures, which were sold at par, bear interest at 7.25% annually (payable semi-annually) and are convertible into common stock at any time, on or after 60 days, from the date of issue at a conversion price of $31.125 per share. In November and December 2000, the Company purchased and retired $10.6 million of the Debentures. The Company recorded a gain on early extinguishment of debt of $1.0 million related to the transaction. In December 2001, the Company purchased and retired an additional $25.7 million of the Debentures. The Debentures mature on December 15, 2002 and are callable by the Company after June 15, 2002 at par plus accrued interest. The Company is negotiating a credit facility with its bank group in which the proceeds are intended to retire the Debentures. The Company expects to put this facility in place during 2002 and fully retire the Debentures prior to their maturity.

Item 3. Legal Proceedings.

The Company, the Operating Partnership, the Management Companies and their respective affiliates are not currently involved in any material litigation nor, to the Company's knowledge, is any material litigation currently threatened against such entities or the Centers, other than routine litigation arising in the ordinary course of business, most of which is expected to be covered by liability insurance. For information about certain environmental matters, see "Business–Environmental Matters."

Item 4. Submission of Matters to a Vote of Security Holders.

None.

MACERICH 2001 Financial Statements    17

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

The common stock of the Company is listed and traded on the New York Stock Exchange ("NYSE") under the symbol "MAC". The common stock began trading on March 10, 1994 at a price of $19 per share. In 2001, the Company's shares traded at a high of $26.70 and a low of $18.75.

As of February 28, 2002, there were approximately 551 stockholders of record. The following table shows high and low closing prices per share of common stock during each quarter in 2000 and 2001 and dividends/distributions per share of common stock declared and paid by quarter:

	Market Quotation Per Share
			Dividends/Distributions Declared and Paid
Quarters Ended	High	Low

March 31, 2000	$23.94	$19.00	$0.51
June 30, 2000	24.00	20.44	0.51
September 30, 2000	24.75	20.25	0.51
December 31, 2000	20.75	18.44	0.53
March 31, 2001	$21.95	$18.75	$0.53
June 30, 2001	24.80	21.31	0.53
September 30, 2001	25.20	21.50	0.53
December 31, 2001	26.60	21.85	0.55

The Company has issued 3,627,131 shares of its Series A cumulative convertible redeemable preferred stock ("Series A Preferred Stock"), and 5,487,471 shares of its Series B cumulative convertible redeemable preferred stock ("Series B Preferred Stock"). The Series A Preferred Stock and Series B Preferred Stock can be converted into shares of common stock on a one-to-one basis. There is no established public trading market for either the Series A Preferred Stock or the Series B Preferred Stock. All of the outstanding shares of the Series A Preferred Stock are held by Security Capital Preferred Growth Incorporated. All of the outstanding shares of the Series B Preferred Stock are held by Ontario Teachers' Pension Plan Board. The Series A Preferred Stock and Series B Preferred Stock were issued on February 25, 1998 and June 16, 1998, respectively. Preferred stock dividends are accrued quarterly and paid in arrears. The Series A Preferred Stock and Series B Preferred Stock can be converted on a one for one basis into common stock and will pay a quarterly dividend equal to the greater of $0.46 per share, or the dividend then payable on a share of common stock. No dividends will be declared or paid on any class of common or other junior stock to the extent that dividends on Series A Preferred Stock and Series B Preferred Stock have not been declared and/or paid. The following table shows the dividends per share of preferred stock declared and paid for each quarter in 2000 and 2001:

	Series A Preferred Stock Dividends		Series B Preferred Stock Dividends
Quarters Ended	Declared	Paid	Declared	Paid

March 31, 2000	$0.51	$0.51	$0.51	$0.51
June 30, 2000	$0.51	$0.51	$0.51	$0.51
September 30, 2000	$0.53	$0.51	$0.53	$0.51
December 31, 2000	$0.53	$0.53	$0.53	$0.53

Quarters Ended

March 31, 2001	$0.53	$0.53	$0.53	$0.53
June 30, 2001	$0.53	$0.53	$0.53	$0.53
September 30, 2001	$0.55	$0.53	$0.55	$0.53
December 31, 2001	$0.55	$0.55	$0.55	$0.55

18    MACERICH 2001 Financial Statements

Item 6. Selected Financial Data.

The following sets forth selected financial data for the Company on a historical basis. The following data should be read in conjunction with the financial statements (and the notes thereto) of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations" each included elsewhere in this Form 10-K.

The Selected Financial Data is presented on a consolidated basis. The limited partnership interests in the Operating Partnership (not owned by the REIT) are reflected as minority interest. Centers and entities in which the Company does not have a controlling ownership interest (Panorama Mall, North Valley Plaza, Broadway Plaza, Manhattan Village, MerchantWired, LLC, Pacific Premier Retail Trust, SDG Macerich Properties, L.P. and West Acres Shopping Center) are referred to as the "Joint Venture Centers." Effective March 29, 2001, Macerich Property Management Company merged with and into Macerich Property Management Company, LLC ("MPMC, LLC"). MPMC, LLC is a single-member Delaware limited liability company and is 100% owned by the Operating Partnership. The ownership structure of Macerich Management Company has remained unchanged. The Joint Venture Centers and the Management Companies (exclusive of MPMC, LLC) are reflected in the selected financial data under the equity method of accounting. Accordingly, the net income from the Joint Venture Centers and the Management Companies that is allocable to the Company is included in the statement of operations as "Equity in income (loss) of unconsolidated joint ventures and Management Companies." Effective March 29, 2001, the Company consolidated the accounts for MPMC, LLC.

MACERICH 2001 Financial Statements    19

(All amounts in thousands, except per share data)
	The Company
	2001	2000	1999	1998	1997

OPERATING DATA:
Revenues:
Minimum rents	$201,481	$195,236	$204,568	$179,710	$142,251
Percentage rents	12,394	12,558	15,106	12,856	9,259
Tenant recoveries	109,163	104,125	99,126	86,740	66,499
Other	11,535	8,173	8,644	4,555	3,205

Total revenues	334,573	320,092	327,444	283,861	221,214
Shopping center and operating expenses(1)	110,827	101,674	100,327	89,991	70,901
REIT general and administrative expenses	6,780	5,509	5,488	4,373	2,759
Depreciation and amortization	65,983	61,647	61,383	53,141	41,535
Interest expense	109,646	108,447	113,348	91,433	66,407

Income before minority interest, unconsolidated entities, extraordinary item and cumulative effect of change in accounting principle	41,337	42,815	46,898	44,923	39,612
Minority interest(2)	(19,001)	(12,168)	(38,335)	(12,902)	(10,567)
Equity in income (loss) of unconsolidated joint ventures and management companies(1)	32,930	30,322	25,945	14,480	(8,063)
Gain (loss) on sale of assets	24,491	(2,773)	95,981	9	1,619
Extraordinary loss on early extinguishment of debt	(2,034)	(304)	(1,478)	(2,435)	(555)
Cumulative effect of change in accounting principle(3)	–	(963)	–	–	–

Net income	77,723	56,929	129,011	44,075	22,046
Less preferred dividends	19,688	18,958	18,138	11,547	–

Net income available to common stockholders	$58,035	$37,971	$110,873	$32,528	$22,046

Earnings per share–basic:(4)
Income before extraordinary item and cumulative effect of change in accounting principle	$1.76	$1.14	$3.30	$1.14	$0.86
Extraordinary item	(0.04)	(0.01)	(0.04)	(0.08)	(0.01)
Cumulative effect of change in accounting principle	–	(0.02)	–	–	–

Net income per share–basic	$1.72	$1.11	$3.26	$1.06	$0.85

Earnings per share–diluted:(4)(7)(8)
Income before extraordinary item and cumulative effect of change in accounting principle	$1.76	$1.14	$3.01	$1.11	$0.86
Extraordinary item	(0.04)	(0.01)	(0.02)	(0.05)	(0.01)
Cumulative effect of change in accounting principle	–	(0.02)	–	–	–

Net income per share–diluted	$1.72	$1.11	$2.99	$1.06	$0.85

OTHER DATA:
Funds from operations–diluted(5)	$175,068	$167,244	$164,302	$120,518	$83,427
EBITDA(6)	$216,967	$212,909	$221,629	$189,497	$147,554
EBITDA, including joint ventures at pro rata(6)	$323,798	$314,628	$301,803	$230,362	$154,140
Cash flows provided by (used in):
Operating activities	$140,506	$121,220	$139,576	$85,176	$78,476
Investing activities	$(57,319)	$2,083	$(243,228)	$(761,147)	$(215,006)
Financing activities	$(92,990)	$(127,485)	$118,964	$675,960	$146,041
Number of centers at year end	50	51	52	47	30
Weighted average number of shares outstanding–basic(7)	44,963	45,050	46,130	43,016	37,982
Weighted average number of shares outstanding–diluted(5)(7)(8)	58,902	59,319	60,893	43,628	38,403
Cash distributions declared per common share	$2.14	$2.06	$1.965	$1.865	$1.78

20    MACERICH 2001 Financial Statements

(All amounts in thousands)
	The Company
	December 31,
	2001	2000	1999	1998	1997

BALANCE SHEET DATA:
Investment in real estate (before accumulated depreciation)	$2,227,833	$2,228,468	$2,174,535	$2,213,125	$1,607,429
Total assets	$2,294,502	$2,337,242	$2,404,293	$2,322,056	$1,505,002
Total mortgage, notes and debentures payable	$1,523,660	$1,550,935	$1,561,127	$1,507,118	$1,122,959
Minority interest(2)	$113,986	$120,500	$129,295	$132,177	$100,463
Series A and Series B Preferred Stock	$247,336	$247,336	$247,336	$247,336	–
Common stockholders' equity	$348,954	$362,272	$401,254	$363,424	$216,295

(1)
Unconsolidated joint ventures include all Centers and entities in which the Company does not have a controlling ownership interest and for Macerich Management Company and Macerich Manhattan Management Company for all periods presented and for Macerich Property Management Company through March 28, 2001. Effective March 29, 2001, the Macerich Property Management Company merged with and into Macerich Property Management Company, LLC ("MPMC, LLC"). The Company accounts for the Management Companies (exclusive of MPMC, LLC), and joint ventures using the equity method of accounting. Effective March 29, 2001, the Company consolidated the accounts for MPMC, LLC.

(2)
"Minority Interest" reflects the ownership interest in the Operating Partnership not owned by the REIT.

(3)
In December 1999, the Securities and Exchange Committee issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which became effective for periods beginning after December 15, 1999. This bulletin modified the timing of revenue recognition for percentage rent received from tenants. This change will defer recognition of a significant amount of percentage rent for the first three calendar quarters into the fourth quarter. The Company applied this change in accounting principle as of January 1, 2000. The cumulative effect of this change in accounting principle at the adoption date of January 1, 2000, including the pro rata share of joint ventures, was approximately $1.8 million. If the Company had recorded percentage rent using the methodology prescribed in SAB 101, the Company's net income available to common stockholders would have been reduced by $1.3 million or $0.02 per diluted share, $1.1 million or $0.025 per diluted share and $0.6 million or $0.016 per diluted share for the years ended December 31, 1999, 1998 and 1997, respectively.

(4)
Earnings per share is based on Statement of Financial Accounting Standards No. 128 ("SFAS No. 128") for all years presented.

(5)
Funds from Operations ("FFO") represents net income (loss) (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring, sales or write-down of assets and cumulative effect of change in accounting principle, plus depreciation and amortization (excluding depreciation on personal property and amortization of loan and financial instrument costs), and after adjustments for unconsolidated entities. Adjustments for unconsolidated entities are calculated on the same basis. FFO does not represent cash flow from operations as defined by GAAP and is not necessarily indicative of cash available to fund all cash flow needs. FFO, as presented, may not be comparable to similarly titled measures reported by other real estate investment trusts. The computation of FFO–diluted and weighted average number of shares outstanding-diluted includes the effect of outstanding common stock options and restricted stock using the treasury method. The convertible debentures are dilutive for the twelve month periods ending December 31, 2001, 2000 and 1999 and are included in the FFO calculation. On February 25, 1998, the Company sold $100 million of its Series A Preferred Stock. On June 17, 1998, the Company sold $150 million of its Series B Preferred Stock. The preferred stock can be converted on a one-for-one basis for common stock. The preferred stock was dilutive to FFO in 2001, 2000, 1999 and 1998 and the preferred stock and the convertible debentures were dilutive to net income in 1999.

(6)
EBITDA represents earnings before interest, income taxes, depreciation, amortization, minority interest, equity in income (loss) of unconsolidated entities, extraordinary items, gain (loss) on sale of assets, preferred dividends and cumulative effect of change in accounting principle. This data is relevant to an understanding of the economics of the shopping center business as it indicates cash flow available from operations to service debt and satisfy certain fixed obligations. EBITDA should not be construed by the reader as an alternative to operating income as an indicator of the Company's operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity. EBITDA, as presented, may not be comparable to similarly titled measures reported by other companies.

(7)
Assumes that all OP Units are converted to common stock.

(8)
Assumes issuance of common stock for in-the-money options and restricted stock calculated using the Treasury method in accordance with SFAS No. 128 for all years presented.

MACERICH 2001 Financial Statements    21

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Background and Performance Measurement

The Company believes that the most significant measures of its operating performance are Funds from Operations ("FFO") and EBITDA. FFO is defined as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring, sales or write-down of assets and cumulative effect of change in accounting principle, plus depreciation and amortization (excluding depreciation on personal property and amortization of loan and financial instrument costs), and after adjustments for unconsolidated entities. Adjustments for unconsolidated entities are calculated on the same basis. FFO does not represent cash flow from operations as defined by GAAP and is not necessarily indicative of cash available to fund all cash flow needs. FFO, as presented, may not be comparable to similarly titled measures reported by other real estate investment trusts.

EBITDA represents earnings before interest, income taxes, depreciation, amortization, minority interest, equity in income (loss) of unconsolidated entities, extraordinary items, gain (loss) on sale of assets, preferred dividends and cumulative effect of change in accounting principle. This data is relevant to an understanding of the economics of the shopping center business as it indicates cash flow available from operations to service debt and satisfy certain fixed obligations. EBITDA should not be construed as an alternative to operating income as an indicator of the Company's operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity. EBITDA, as presented, may not be comparable to similarly titled measures reported by other companies. While the performance of individual Centers and the Management Companies determines EBITDA, the Company's capital structure also influences FFO. The most important component in determining EBITDA and FFO is Center revenues. Center revenues consist primarily of minimum rents, percentage rents and tenant expense recoveries. Minimum rents will increase to the extent that new leases are signed at market rents that are higher than prior rents. Minimum rents will also fluctuate up or down with changes in the occupancy level. Additionally, to the extent that new leases are signed with more favorable expense recovery terms, expense recoveries will increase.

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

The following discussion is based primarily on the consolidated financial statements of the Company for the years ended December 31, 2001, 2000 and 1999. The following discussion compares the activity for the year ended December 31, 2001 to results of operations for the year ended December 31, 2000. Also included is a comparison of the activities for the year ended December 31, 2000 to the results for the year ended December 31, 1999. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Forward-Looking Statements

This annual report on Form 10-K contains or incorporates statements that constitute forward-looking statements. Those statements appear in a number of places in this Form 10-K and include statements regarding, among other matters, the Company's growth, acquisition and redevelopment opportunities, the Company's acquisition and other strategies, regulatory matters pertaining to compliance with governmental regulations and other factors affecting the Company's financial condition or results of operations. Words

22    MACERICH 2001 Financial Statements

such as "expects," "anticipates," "intends," "projects," "predicts," "plans," "believes," "seeks," "estimates," and "should" and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or industry to vary materially from the Company's future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include the matters described herein and the following factors among others: general industry, economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of current and prospective tenants, tenant bankruptcies, lease rates and terms, availability and cost of financing, interest rate fluctuations and operating expenses; adverse changes in the real estate markets including, among other things, competition from other companies, retail formats and technologies, risks of real estate redevelopment, acquisitions and dispositions; governmental actions and initiatives (including legislative and regulatory changes); environmental and safety requirements; and terrorist activities that could adversely affect all of the above factors. The Company will not update any forward-looking information to reflect actual results or changes in the factors affecting the forward-looking information.

The following table reflects the Company's acquisitions in 1999. There were no acquisitions in 2001 or 2000.

	Date Acquired	Location

"1999 Acquisition Centers":

Pacific Premier Retail Trust(*)	February 18, 1999	Three regional malls, retail component of a mixed-use development and five contiguous properties in Washington and Oregon. The office component of the mixed-used development was acquired July 12, 1999.
PPR Albany Plaza LLC(*) PPR Eastland Plaza LLC(*)	February 18, 1999	Two non-contiguous community shopping Centers located in Oregon and Ohio, respectively.
Los Cerritos Center(*)	June 2, 1999	Cerritos, California
Santa Monica Place	October 29, 1999	Santa Monica, California

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

MACERICH 2001 Financial Statements    23

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

  On November 16, 1999, the Company sold Huntington Center. Huntington Center is a shopping center located in Huntington Beach, California that was purchased by the Company in December 1996. The Center was purchased as part of a package with Fresno Fashion Fair in Fresno, California, and Pacific View (formerly known as Buenaventura Mall) in Ventura, California. The Center was sold for $48.0 million and the net cash proceeds from the sale were used for general corporate purposes.

  On September 30, 2000, Manhattan Village, a 551,847 square foot, regional shopping center, which was owned 10% by the Operating Partnership, was sold. The joint venture sold the property for $89.0 million, including a note receivable from the buyer for $79.0 million at a fixed interest rate of 8.75% payable monthly, until its maturity date of September 30, 2001. On December 28, 2001, the note receivable was paid down by $5.0 million and the maturity date was extended to September 30, 2002 at a new fixed interest rate of 9.50%.

  On December 14, 2001, Villa Marina Marketplace, a 448,262 square foot community shopping center located in Marina del Rey, California, a wholly-owned property of the Company, was sold. The center was sold for approximately $99.0 million, including the assumption of the existing mortgage of $58.0 million, which resulted in a $24.7 million gain. The Company used approximately $26 million of the net proceeds from this sale to retire $25.7 million of its outstanding convertible subordinated debentures due December 2002. The remaining balance of the proceeds was used for general corporate purposes.

The properties acquired by PPRT and the Management Companies ("Joint Venture Acquisitions") are reflected using the equity method of accounting. The results of these acquisitions are reflected in the consolidated results of operations of the Company in equity in income of unconsolidated joint ventures and the Management Companies.

24    MACERICH 2001 Financial Statements

Many of the variations in the results of operations, discussed below, occurred due to the 1999 Acquisition Centers and the partial sale and contribution of the Contributed JV Assets to PPRT during 1999. Many factors impact the Company's ability to acquire additional properties; including the availability and cost of capital, the overall debt to market capitalization level, interest rates and availability of potential acquisition targets that meet the Company's criteria. There were no acquisitions in 2001 or 2000 because of market conditions, including the cost of capital and the lack of attractive opportunities. Accordingly, management is uncertain whether in future years that there will be similar acquisitions and corresponding increases in equity in income of unconsolidated joint ventures and the Management Companies and Funds From Operations that occurred as a result of the 1999 Acquisition Centers. Pacific View (formerly known as Buenaventura Mall), Crossroads Mall-Boulder and Parklane Mall are currently under redevelopment or in the case of Pacific View, was recently redeveloped and are referred to herein as the "Redevelopment Centers." All other Centers, excluding the Redevelopment Centers, are referred to herein as the "Same Centers," unless the context otherwise requires.

Revenues include rents attributable to the accounting practice of straight lining of rents which requires rent to be recognized each year in an amount equal to the average rent over the term of the lease, including fixed rent increases over that period. The amount of straight lined rents, included in consolidated revenues, recognized in 2001 was $(0.1) million compared to $0.9 million in 2000 and $2.6 million in 1999. Additionally, the Company recognized through equity in income of unconsolidated joint ventures, $1.4 million as its pro rata share of straight lined rents from joint ventures in 2001 compared to $2.2 million in 2000 and $2.3 million in 1999. These decreases resulted from the Company structuring the majority of its new leases using annual Consumer Price Index ("CPI") increases, which generally do not require straight lining treatment. Currently, 29% of the mall and freestanding leases contain provisions for CPI rent increases periodically throughout the term of the lease. The Company believes that using CPI increases, rather than fixed contractual rent increases, results in revenue recognition that more closely matches the cash revenue from each lease and will provide more consistent rent growth throughout the term of the leases.

The Company's historical growth in revenues, net income and Funds From Operations have been closely tied to the acquisition and redevelopment of shopping centers. Many factors, including those described above, will affect the Company's ability to acquire and redevelop additional properties in the future. In addition, the following describes some of the other significant factors that could impact the Company's future results of operations.

General Factors Affecting the Centers; Competition:    Real property investments are subject to varying degrees of risk that may affect the ability of the Centers to generate sufficient revenues to meet operating and other expenses, including debt service, lease payments, capital expenditures and tenant improvements, and to make distributions to their owners and the Company's stockholders. Income from shopping center properties may be adversely affected by a number of factors, including: the national economic climate; the regional and local economy (which may be adversely impacted by plant closings, industry slowdowns, adverse weather conditions, natural disasters, terrorist activities, and other factors); local real estate conditions (such as an oversupply of, or a reduction in demand for, retail space or retail goods and the availability and creditworthiness of current and prospective tenants); perceptions by retailers or shoppers of the safety, convenience and attractiveness of the shopping center; and increased costs of maintenance, insurance and operations (including real estate taxes). There are numerous shopping facilities that compete with the Centers in attracting tenants to lease space, and an increasing number of new retail formats and technologies other than retail shopping centers that compete with the Centers for retail sales (see

MACERICH 2001 Financial Statements    25

"Business–Competition"). Increased competition could adversely affect the Company's revenues. Income from shopping center properties and shopping center values are also affected by such factors as applicable laws and regulations, including tax, environmental, safety and zoning laws (see "Business–Environmental Matters"), interest rate levels and the availability and cost of financing.

Dependence on Tenants:    The Company's revenues and funds available for distribution would be adversely affected if a significant number of the Company's lessees were unable (due to poor operating results, bankruptcy or other reasons) to meet their obligations, if the Company were unable to lease a significant amount of space in the Centers on economically favorable terms, or if for any reason, the Company were unable to collect a significant amount of rental payments. A decision by an Anchor or another significant tenant to cease operations at a Center could also have an adverse effect on the Company. In addition, mergers, acquisitions, consolidations, dispositions or bankruptcies in the retail industry could result in the loss of tenants at one or more Centers. (See "Business-Bankruptcy and/or Closure of Retail Stores.") Furthermore, if the store sales of retailers operating in the Centers were to decline sufficiently, tenants might be unable to pay their minimum rents or expense recovery charges. In the event of a default by a lessee, the Center may also experience delays and costs in enforcing its rights as lessor.

Assets and Liabilities

Total assets decreased to $2,295 million at December 31, 2001 compared to $2,337 million at December 31, 2000 and $2,404 million at December 31, 1999. During that same period, total liabilities decreased from $1,626 million in 1999 to $1,607 million in 2000 and decreased to $1,584 million in 2001. These changes were primarily a result of the partial sale and contribution of the Contributed JV Assets to PPRT, the sale of Villa Marina Marketplace and related debt transactions.

Recent Developments

A. Equity Offerings

On February 28, 2002, the Company issued 1,968,957 common shares with total net proceeds of $52.2 million. The proceeds from the sale of the common shares will be used principally to finance a portion of the Queens Center expansion and redevelopment project described below under "C. Redevelopment" and for general corporate purposes.

B. Refinancing

During 2001, the Company's line of credit facility was increased from $150.0 million to $200.0 million. The new line of credit matures in May 2002 with a one-year extension option subject to certain terms and conditions. The interest rate ranges from LIBOR plus 1.35% to 1.80%, depending on leverage levels.

On May 2, 2001, the Company refinanced the debt on Capitola Mall. The prior loan of $36.4 million, at a fixed interest rate of 9.25%, was paid in full and a new note was issued for $48.5 million bearing interest at a fixed rate of 7.13% and maturing May 15, 2011.

On July 10, 2001, the Company refinanced the debt on Pacific View. The prior bank construction loan of $89.3 million, at a floating interest rate (LIBOR plus 1.75%), was paid in full and a new permanent loan was issued for $89.0 million, which may be increased up to $96.0 million subject to certain conditions, bearing interest at a fixed rate of 7.16% and maturing August 31, 2011.

26    MACERICH 2001 Financial Statements

On October 9, 2001, the Company refinanced the debt on Rimrock Mall. The prior loan of $29.3 million, at a fixed interest rate of 7.70%, was paid in full and a new note was issued for $46.0 million bearing interest at a fixed rate of 7.45% and maturing October 1, 2011.

C. Redevelopment

In the second quarter of 2001, the new $36.0 million expansion opened at Lakewood Mall. The expansion included 60,000 square feet of specialty tenant space and a second level food court. A new 210,000 square foot Macy's and a new Mervyn's department store anchor the expansion wing.

In the third quarter of 2001, the Company completed a $10.0 million interior and exterior renovation of Vintage Faire Mall.

On December 28, 2001, the Company, as part of its proposed redevelopment and expansion of Queens Center, purchased a five-acre parcel of land adjacent to the center. The project will involve both the renovation of the existing center as well as an expansion of the center from 623,876 square feet to approximately 1 million square feet, including the addition of 250,000 square feet of mall shops. Construction is expected to begin in the second quarter of 2002 with completion estimated to be, in phases, through late 2004. Additionally, Swedish apparel retailer Hennes and Monritz opened a 19,427 square foot store in 2001 at this Center.

D. Stock Repurchase Program

On November 10, 2000, the Company's Board of Directors approved a stock repurchase program of up to 3.4 million shares of common stock. As of December 31, 2000, the Company repurchased 564,000 shares of its common stock at an average price of $19.02 per share. No shares of common stock were repurchased by the Company in 2001.

E. Other Events

On December 14, 2001, Villa Marina Marketplace, a 448,262 square foot community shopping center, located in Marina Del Rey, California, a wholly-owned property of the Company, was sold. The center, which the Company originally acquired on January 25, 1996, was sold for approximately $99.0 million, including the assumption of the existing mortgage of $58.0 million, which resulted in a $24.7 million gain. The Company used approximately $26 million of the net proceeds from this sale to retire $25.7 million of its outstanding convertible subordinated debentures due December 2002. The remaining balance of the proceeds was used for general corporate purposes.

On March 19, 2002, the Company sold Boulder Plaza, a 159,238 square foot community center in Boulder, Colorado for $24.7 million. The proceeds from the sale will be used for general corporate purposes.

Comparison of Years Ended December 31, 2001 and 2000

Revenues

Minimum and percentage rents increased by 2.9% to $213.9 million in 2001 from $207.8 million in 2000. Approximately $4.4 million of the increase is attributed to the Same Centers primarily due to releasing space at higher rents and $1.9 million of the increase relates to the Redevelopment Centers primarily due to the recently completed redevelopment at Pacific View Mall. This is partially offset by $0.2 million relating to the sale of Villa Marina Marketplace.

MACERICH 2001 Financial Statements    27

Tenant recoveries increased to $109.2 million in 2001 from $104.1 million in 2000 due to increased recoverable shopping center and operating expenses. Approximately $5.0 million of the increase is attributable to the Same Centers and $0.4 million of the increase relates to the Redevelopment Centers. This is partially offset by $0.3 million relating to decreases from the sale of Villa Marina Marketplace.

Other income increased to $11.5 million in 2001 from $8.2 million in 2000. This increase related primarily from parking fees, investment income and new business initiatives such as advertising revenue and preferred vendor income.

Expenses

Shopping center and operating expenses increased to $110.8 million in 2001 compared to $101.7 million in 2000. The increase is a result of $3.2 million of increased property taxes, insurance and other recoverable expenses at the Centers and approximately $0.9 million relates to increases in bad debt expense and legal fees at the Centers. Additionally, effective March 29, 2001, the Macerich Property Management Company merged with and into Macerich Property Management Company, LLC ("MPMC, LLC"). Expenses for MPMC, LLC for periods commencing March 29, 2001, are now consolidated and represented $5.0 million of the change. Prior to March 29, 2001, MPMC, LLC was an unconsolidated entity accounted for using the equity method of accounting.

REIT general and administrative expenses increased to $6.8 million in 2001 from $5.5 million in 2000 primarily due to marking to market the stock-based incentive plans.

Interest Expense

Interest expense increased to $109.6 million in 2001 from $108.4 million in 2000. Capitalized interest was $5.7 million in 2001, down from $7.2 million in 2000 primarily due to the reduction of capitalized interest at the recently redeveloped Pacific View Mall. (See "Properties- Mortgage Debt").

Depreciation and Amortization

Depreciation and amortization increased to $66.0 million in 2001 from $61.6 million in 2000. Approximately $1.4 million of the increase is due to greater depreciation at Pacific View, which recently completed an $89.0 million redevelopment and $3.0 million relates to additional capital costs at the Same Centers.

Minority Interest

The minority interest represents the 24.8% weighted average interest of the Operating Partnership that was not owned by the Company during 2001. This compares to 24.3% not owned by the Company during 2000.

Income From Unconsolidated Joint Ventures and Management Companies

The income from unconsolidated joint ventures and the Management Companies was $32.9 million for 2001, compared to income of $30.3 million in 2000. A total of $0.6 million of the increase is attributable to the 1999 Joint Venture Acquisitions and the Contributed JV Assets and $2.6 million is attributable to the SDG Macerich Properties, L.P. portfolio. Additionally, income from the Management Companies increased by $3.0 million primarily due to MPMC, LLC being consolidated effective March 29, 2001. These increases are partially offset by $2.8 million of additional loss as a result of the Company's investment in MerchantWired, LLC compared to 2000.

28    MACERICH 2001 Financial Statements

Gain (loss) on Sale of Assets

A gain of $24.5 million in 2001 compares to a loss of $2.8 million in 2000. The 2001 gain was a result of the Company selling Villa Marina Marketplace on December 14, 2001 (See "Business-Recent Developments–Other Events").

Extraordinary Loss from Early Extinguishment of Debt

In 2001, the Company recorded a loss from early extinguishment of debt of $2.0 million which was a result of write offs of unamortized financing costs, compared to the write off of $0.3 million of unamortized financing costs in 2000.

Cumulative Effect of Change in Accounting Principle

A charge of $1.0 million in 2000 was recorded as a result of implementation of SAB 101 at January 1, 2000.

Net Income Available to Common Stockholders

Primarily as a result of the sale of Villa Marina Marketplace and the foregoing results, net income available to common stockholders increased to $58.0 million in 2001 from $38.0 million in 2000.

Operating Activities

Cash flow from operations was $140.5 million in 2001 compared to $121.2 million in 2000. The increase is primarily due to consolidating the results of MPMC, LLC effective March 29, 2001 and increased net operating income at the Centers as mentioned above.

Investing Activities

Cash used in investing activities was $57.3 million in 2001 compared to cash provided by investing activities of $2.1 million in 2000. The change resulted primarily from $24.0 million of increased property improvements, renovations and expansion of Centers, tenant allowances and deferred leasing charges in 2001 compared to 2000. Additionally, joint venture distributions in 2001 were $70.2 million less than 2000 due to the distribution of proceeds in 2000 from the additional debt placed on the SDG Macerich Properties, L.P. portfolio. These decreases are offset by the net cash proceeds received of $39.7 million in 2001 from the sale of Villa Marina Marketplace.

Financing Activities

Cash flow used in financing activities was $93.0 million in 2001 compared to cash flow used in financing activities of $127.5 million in 2000. The change resulted primarily from the refinancing of Centers in 2001 (See "Properties-Mortgage Debt").

EBITDA and Funds From Operations

Primarily because of the factors mentioned above, EBITDA, including joint ventures at pro rata, increased 2.9% to $323.8 million in 2001 from $314.6 million in 2000 and Funds from Operations–Diluted increased 4.7% to $175.1 million in 2001 from $167.2 million in 2000.

Comparison of Years Ended December 31, 2000 and 1999

Revenues

Minimum and percentage rents decreased by 5.4% to $207.8 million in 2000 from $219.7 million in 1999. Approximately $24.6 million of the decrease related to the contribution of 100% and 99% of the

MACERICH 2001 Financial Statements    29

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

30    MACERICH 2001 Financial Statements

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

Investing Activities

Cash generated from investing activities was $2.1 million in 2000 compared to cash utilized by investing activities of $243.2 million in 1999. The change resulted primarily from the cash contributions for the joint venture acquisitions of $116.9 million in 1999 compared to $4.3 million in 2000. This is offset by increases in joint venture distributions of $104.4 million in 2000 compared to $30.0 million in 1999.

Financing Activities

Cash flow used in financing activities was $127.5 million in 2000 compared to cash provided by financing activities of $119.0 million in 1999. The change resulted primarily from the refinancing of Centers in 1999.

EBITDA and Funds From Operations

Primarily because of the factors mentioned above, EBITDA, including joint ventures at pro rata, increased 4.2% to $314.6 million in 2000 from $301.8 million in 1999 and Funds from Operations–Diluted increased 1.8% to $167.2 million in 2000 from $164.3 million in 1999.

MACERICH 2001 Financial Statements    31

Liquidity and Capital Resources

The Company intends to meet its short term liquidity requirements through cash generated from operations and working capital reserves and borrowing under its line of credit. The Company anticipates that revenues will continue to provide necessary funds for its operating expenses and debt service requirements, and to pay dividends to stockholders in accordance with REIT requirements. The Company anticipates that cash generated from operations, together with cash on hand, will be adequate to fund capital expenditures which will not be reimbursed by tenants, other than non-recurring capital expenditures. The following table summarizes capital expenditures incurred at the wholly-owned Centers for the twelve months ending December 31,:

(Dollars in Millions)
	2001	2000

Renovations, expansions and acquisitions of property, equipment and improvements	$68.2	$50.4
Tenant allowances	9.9	5.9
Deferred leasing charges	13.7	11.4

Total	$91.8	$67.7

Management expects similar levels to be incurred in future years for tenant allowances and deferred leasing charges and to incur between $20 million to $50 million in 2002 for renovations and expansions, excluding Queens Center expansion which will be separately financed. Capital for major expenditures or major redevelopments has been, and is expected to continue to be, obtained from equity or debt financings which include borrowings under the Company's line of credit and construction loans. However, many factors impact the Company's ability to access capital, such as its overall debt level, interest rates, interest coverage ratios and prevailing market conditions.

On February 28, 2002, the Company issued 1,968,957 common shares with total net proceeds of $52.2 million. The proceeds from the sale of the common shares will be used principally to finance a portion of the Queens Center expansion and redevelopment project and for general corporate purposes. The Queens Center expansion and redevelopment is anticipated to cost between $250 million and $275 million. The Company is currently negotiating construction and permanent loans, which will be secured by the Queens Center property to finance the remaining project costs. Construction is expected to begin in the second quarter of 2002 with completion estimated to be, in phases, through late 2004.

The Company believes that it will have access to the capital necessary to expand its business in accordance with its strategies for growth and maximizing Funds from Operations. The Company presently intends to obtain additional capital necessary for these purposes through a combination of debt or equity financings, joint ventures and the sale of non-core assets. The Company believes joint venture arrangements have in the past and may in the future provide an attractive alternative to other forms of financing, whether for acquisitions or other business opportunities.

The Company's total outstanding loan indebtedness at December 31, 2001 was $2.2 billion (including its pro rata share of joint venture debt). This equated to a debt to Total Market Capitalization (defined as total debt of the Company, including its pro rata share of joint venture debt, plus aggregate market value of outstanding shares of common stock, assuming full conversion of OP Units and preferred stock into common stock) ratio of approximately 61% at December 31, 2001. The Company's debt consists primarily of fixed-rate conventional mortgages payable secured by individual properties.

32    MACERICH 2001 Financial Statements

The Company has filed a shelf registration statement, effective December 8, 1997, to sell securities. The shelf registration is for a total of $500 million of common stock, common stock warrants or common stock rights. The Company sold a total of 7,920,181 shares of common stock in 1998 and 1,968,957 shares of common stock in 2002 under this shelf registration. The aggregate offering price of these transactions was approximately $267.9 million, leaving approximately $232.1 million available under the shelf registration statement.

The Company has an unsecured line of credit for up to $200.0 million with a maturity of May 2002 with a right to extend the facility for one year subject to certain conditions. It is anticipated that subsequent to December 31, 2001, the line of credit will be extended to May 2003. There were $159.0 million of borrowings outstanding at December 31, 2001.

The Company has $125.1 million of convertible subordinated debentures (the "Debentures") which mature December 15, 2002. The Debentures are callable on June 15, 2002 at par plus accrued interest. The Company is negotiating a credit facility with its bank group in which the proceeds are intended to retire these Debentures. The Company expects to put this credit facility in place during 2002 and plans to fully retire the Debentures prior to their maturity.

At December 31, 2001, the Company had cash and cash equivalents available of $26.5 million.

The Company has certain guarantees totaling $6.8 million relating to its ownership interest in MerchantWired, LLC.

The Company has a 2.9% interest in Constellation Real Technologies, LLC, a joint venture investing in real estate technology initiatives and opportunities. The Company funded $1.0 million in 2001 and has committed to fund up to an additional $3.0 million to this joint venture.

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

MACERICH 2001 Financial Statements    33

similarly titled measures reported by other real estate investment trusts. The following reconciles net income available to common stockholders to FFO:

(amounts in thousands)
	2001		2000
	Shares	Amount	Shares	Amount

Net income–available to common stockholders		$58,035		$37,971
Adjustments to reconcile net income to FFO-basic:
Minority interest		19,001		12,168
Loss on early extinguishment of debt		2,034		304
(Gain) loss on sale of wholly-owned assets		(24,491)		2,773
(Gain) loss on sale or write-down of assets from unconsolidated entities (pro rata)		(191)		(235)
Depreciation and amortization on wholly owned centers		65,983		61,647
Depreciation and amortization on joint ventures and from the management companies (pro rata)		28,077		24,472
Cumulative effect of change in accounting principle–wholly owned centers		–		963
Cumulative effect of change in accounting principle–prorata unconsolidated entities		128		787
Less: depreciation on personal property and amortization of loan costs and interest rate caps		(4,969)		(5,106)

FFO–basic(1)	44,963	$143,607	45,050	$135,744
Additional adjustment to arrive at FFO-diluted
Impact of convertible preferred stock	9,115	19,688	9,115	18,958
Impact of stock options and restricted stock using the treasury method	(n/a–antidilutive)		(n/a–antidilutive)
Impact of convertible debentures	4,824	11,773	5,154	12,542

FFO–diluted(2)	58,902	$175,068	59,319	$167,244

(1)
Calculated based upon basic net income as adjusted to reach basic FFO. Weighted average number of shares includes the weighted average shares of common stock outstanding for 2001 assuming the conversion of all outstanding OP Units. As of December 31, 2001, 11.2 million of OP Units were outstanding.

(2)
The computation of FFO-diluted and diluted average number of shares outstanding includes the effect of outstanding common stock options and restricted stock using the treasury method. The debentures are dilutive at December 31, 2001 and 2000 and are included in the FFO calculation. On February 25, 1998, the Company sold $100 million of its Series A Preferred Stock. On June 17, 1998, the Company sold $150 million of its Series B Preferred Stock. The preferred stock can be converted on a one-for-one basis for common stock. The preferred shares are assumed converted for purposes of 2001 and 2000 FFO-diluted as they are dilutive to that calculation.

Included in minimum rents were rents attributable to the accounting practice of straight lining of rents. The amount of straight lining of rents that impacted minimum rents was ($72,029) for 2001, $865,259 for 2000 and $2,628,000 for 1999. The decline in straight-lining of rents from 1999 to 2001 is due to the Company structuring its new leases using rent increases tied to the change in CPI rather than using contractually fixed rent increases. CPI increases do not generally require straight-lining of rent treatment.

Inflation

In the last three years, inflation has not had a significant impact on the Company because of a relatively low inflation rate. Most of the leases at the Centers have rent adjustments periodically through the lease

34    MACERICH 2001 Financial Statements

term. These rent increases are either in fixed increments or based on increases in the CPI. In addition, about 8%-12% of the leases expire each year, which enables the Company to replace existing leases with new leases at higher base rents if the rents of the existing leases are below the then existing market rate. Additionally, most of the leases require the tenants to pay their pro rata share of operating expenses. This reduces the Company's exposure to increases in costs and operating expenses resulting from inflation.

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

Statement on Critical Accounting Policies

The Securities and Exchange Commission ("SEC") recently issued disclosure guidance for "critical accounting policies." The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

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

Some of these estimates and assumptions include judgements on revenue recognition, estimates for common area maintenance and real estate tax accruals, provisions for uncollectable accounts and estimates for environmental matters. The Company's significant accounting policies are described in more detail in Note 2 to the Consolidated Financial Statements. However, the following policies could be deemed to be critical within the SEC definition.

Revenue Recognition:

Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight lining of rent adjustment." Currently, 29% of the mall and freestanding leases contain provisions for CPI rent increases periodically throughout the term of the lease. The Company believes that using CPI increases, rather than fixed contractual rent increases, results in revenue recognition that more closely matches the cash revenue from each lease and will provide more consistent rent growth throughout the term of the leases. Percentage rents are recognized on an accrual basis. Recoveries from tenants for real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred.

Property:

Costs related to the redevelopment, construction and improvement of properties are capitalized. Interest incurred or imputed on redevelopment and construction projects are capitalized until construction is substantially complete.

MACERICH 2001 Financial Statements    35

Maintenance and repairs expenses are charged to operations as incurred. Costs for major replacements and betterments, which includes HVAC equipment, roofs, parking lots, etc. are capitalized and depreciated over their estimated useful lives. Realized gains and losses are recognized upon disposal or retirement of the related assets and are reflected in earnings.

Property is recorded at cost and is depreciated using a straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	5-40 years
Tenant improvements	initial term of related lease
Equipment and furnishings	5-7 years

The Company assesses whether there has been an impairment in the value of its long-lived assets by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenants' ability to perform their duties and pay rent under the terms of the leases. The Company may recognize an impairment loss if the income stream is not sufficient to cover its investment. Such a loss would be determined as the difference between the carrying value and the fair value of a center.

Deferred Charges:

Costs relating to obtaining tenant leases are deferred and amortized over the initial term of the agreement using the straight-line method. Cost relating to financing of shopping center properties are deferred and amortized over the life of the related loan using the straight-line method, which approximates the effective interest method. The range of the terms of the agreements are as follows:

Deferred lease costs	1-15 years
Deferred financing costs	1-15 years

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

Some of these estimates and assumptions include judgements on revenue recognition, estimates for common area maintenance and real estate tax accruals, provisions for uncollectable accounts and estimates for environmental matters. The Company's significant accounting policies are described in more detail in Note 2 to the Consolidated Financial Statements.

New Pronouncements Issued

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which became effective for periods beginning after December 15, 1999. This bulletin modified the timing of revenue recognition for percentage rent received from tenants. This change will defer recognition of a significant amount of percentage rent for the first three calendar quarters into the fourth quarter. The Company applied this change in accounting principle as of January 1, 2000. The cumulative effect of this change in accounting principle at the adoption

36    MACERICH 2001 Financial Statements

date of January 1, 2000, including the pro rata share of joint ventures, was approximately $1.8 million. If the Company had recorded percentage rent using the methodology prescribed in SAB 101, the Company's net income available to common stockholders would have been reduced by $1.3 million or $0.02 per diluted share, $1.1 million or $0.025 per diluted share and $0.6 million or $0.016 per diluted share for the years ended December 31, 1999, 1998 and 1997, respectively.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which requires companies to record derivatives on the balance sheet, measured at fair value. Changes in the fair values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities," which delayed the implementation of SFAS 133 from January 1, 2000 to January 1, 2001. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities–an Amendment of FASB Statement No. 133," ("SFAS138"), which amended the accounting and reporting standards of SFAS 133. As a result of the adoption of SFAS 133 on January 1, 2001, the Company recorded a transition adjustment of $7.1 million to accumulated other comprehensive income related to treasury rate lock transactions settled in prior years. The entire transition adjustment was reflected in the quarter ended March 31, 2001.The Company expects that $1.3 million will be reclassified from accumulated other comprehensive income to earnings for the year ended December 31, 2002.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and expensed using a systematic and rational method over the assets' useful life. Any subsequent changes to the fair value of the liability will be expensed. The Company does not believe that the adoption of SFAS No. 143 will have a material impact on its consolidated financial statements.

On July 1, 2001, the Company adopted SFAS No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires that the purchase method of accounting be used for all business combinations for which the date of acquisition is after June 30, 2001. SFAS 141 also establishes specific criteria for the recognition of intangible assets. The Company has determined that the adoption of SFAS 141 will not have an impact on its consolidated financial statements.

In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company adopted SFAS 144 on January 1, 2002. The Company has determined that the adoption of SFAS 144 will not have a material impact on its consolidated financial statements.

MACERICH 2001 Financial Statements    37

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

The following table sets forth information as of December 31, 2001 concerning the Company's long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV"):

(dollars in thousands)
	For the Years Ended December 31,
	2002	2003	2004	2005	2006	Thereafter	Total	FV

Long term debt:
Fixed rate	$13,585	$26,838	$132,200	$15,671	$67,851	$983,367	$1,239,512	$1,262,099
Average interest rate	7.39%	7.39%	7.39%	7.39%	7.36%	7.36%	7.38%	–
Fixed rate–Debentures	125,148	–	–	–	–	–	125,148	125,784
Average interest rate	7.25%	–	–	–	–	–	7.25%	–
Variable rate	159,000	–	–	–	–	–	159,000	159,000
Average interest rate	6.00%	–	–	–	–	–	6.00%	–

Total debt–Wholly owned Centers	$297,733	$26,838	$132,200	$15,671	$67,851	$983,367	$1,523,660	$1,546,883

Joint Venture Centers:
(at Company's pro rata share)
Fixed rate	$7,766	$8,655	$9,241	$74,752	$64,023	$415,138	$579,575	$579,910
Average interest rate	6.87%	6.87%	6.87%	6.83%	6.97%	6.97%	6.90%	–
Variable rate	–	100,474	–	–	40,700	–	141,174	141,174
Average interest rate	–	4.80%	–	–	4.54%	–	4.75%	–

Total debt–Joint Ventures	$7,766	$109,129	$9,241	$74,752	$104,723	$415,138	$720,749	$721,084

Total debt–All Centers	$305,499	$135,967	$141,441	$90,423	$172,574	$1,398,505	$2,244,409	$2,267,967

The $159.0 million of variable debt maturing in 2002 represents the outstanding borrowings under the Company's credit facility. It is anticipated that subsequent to December 31, 2001, the line of credit will be extended to May 2003.

On December 15, 2002, the Company has $125.1 million of Debentures which will mature. The Debentures are callable on June 15, 2002 at par plus accrued interest. The Company is negotiating a credit facility with its bank group in which the proceeds are intended to retire these Debentures. The Company expects to put this credit facility in place during 2002 and plans to fully retire the Debentures prior to their maturity.

In addition, the Company has assessed the market risk for its variable rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $3.0 million per year based on $300.2 million outstanding at December 31, 2001.

The fair value of the Company's long term debt is estimated based on discounted cash flows at interest rates that management believes reflect the risks associated with long term debt of similar risk and duration.

38    MACERICH 2001 Financial Statements

Item 8. Financial Statements and Supplementary Data

Refer to the Index to Financial Statements and Financial Statement Schedules for the required information.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Part III

Item 10. Directors and Executive Officers of the Company.

There is hereby incorporated by reference the information which appears under the captions "Election of Directors," "Executive Officers" and "Section 16 Reporting" in the Company's definitive proxy statement for its 2002 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

There is hereby incorporated by reference the information which appears under the caption "Executive Compensation" in the Company's definitive proxy statement for its 2002 Annual Meeting of Stockholders; provided, however, that the Report of the Compensation Committee on executive compensation and the Stock Performance Graph set forth therein shall not be incorporated by reference herein, in any of the Company's prior or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent the Company specifically incorporates such report or stock performance graph by reference therein and shall not be otherwise deemed filed under either of such Acts.

Item 12. Security Ownership of Certain Beneficial Owners and Management

There is hereby incorporated by reference the information which appears under the captions "Principal Stockholders," "Information Regarding Nominees and Directors" and "Executive Officers" in the Company's definitive proxy statement for its 2002 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

There is hereby incorporated by reference the information which appears under the captions "Certain Transactions" in the Company's definitive proxy statement for its 2002 Annual Meeting of Stockholders.

MACERICH 2001 Financial Statements    39

Part IV

Item 14. Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K

			Page

(a)	1.	Financial Statements of the Company
		Report of Independent Accountants	42
		Consolidated balance sheets of the Company as of December 31, 2001 and 2000	43
		Consolidated statements of operations of the Company for the years ended December 31, 2001, 2000 and 1999	44
		Consolidated statements of common stockholders' equity of the Company for the years ended December 31, 2001, 2000 and 1999	45
		Consolidated statements of cash flows of the Company for the years ended December 31, 2001, 2000 and 1999	46
		Notes to consolidated financial statements	47-69
	2.	Financial Statements of Pacific Premier Retail Trust
		Report of Independent Accountants	70
		Consolidated balance sheets of Pacific Premier Retail Trust as of December 31, 2001 and 2000	71
		Consolidated statements of operations of Pacific Premier Retail Trust for the years ended December 31, 2001 and 2000 and for the period from February 18, 1999 (Inception) through December 31, 1999	72
		Consolidated statements of stockholders' equity of Pacific Premier Retail Trust for the years ended December 31, 2001 and 2000 and for the period from February 18, 1999 (Inception) through December 31, 1999	73
		Consolidated statements of cash flows of Pacific Premier Retail Trust for the years ended December 31, 2001 and 2000 and for the period from February 18, 1999 (Inception) through December 31, 1999	74
		Notes to consolidated financial statements	75-83
	3.	Financial Statements of SDG Macerich Properties, L.P.
		Independent Auditors' Report	84
		Balance sheets of SDG Macerich Properties, L.P. as of December 31, 2001 and 2000	85
		Statements of operations of SDG Macerich Properties, L.P. for the years ended December 31, 2001, 2000 and 1999	86
		Statements of cash flows of SDG Macerich Properties, L.P. for the years ended December 31, 2001, 2000 and 1999	87
		Statements of partners' equity of SDG Macerich Properties, L.P. for years ended December 31, 2001, 2000 and 1999	88
		Notes to financial statements	89-93

40    MACERICH 2001 Financial Statements

	4.	Financial Statement Schedules
		Schedule III–Real estate and accumulated depreciation of the Company	94-95
		Schedule III–Real estate and accumulated depreciation of Pacific Premier Retail Trust	96-97
		Schedule III–Real estate and accumulated depreciation of SDG Macerich Properties, L.P	98-100
(b)	1.	Reports on Form 8-K
		Current Report on Form 8-K, event date February 19, 2002, filing the Company's February 19, 2002 earnings release (as modified).
		Current Report on Form 8-K, event date February 25, 2002, filing various agreements relating to the Company's sale of 1,968,957 shares of Common Stock on February 28, 2002.
(c)	1.	Exhibits
		The Exhibit Index attached hereto is incorporated by reference under this item

MACERICH 2001 Financial Statements    41

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of The Macerich Company:

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of The Macerich Company (the "Company") at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(4) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of SDG Macerich Properties, L.P. (the "Partnership"), the investment in which is reflected in the accompanying consolidated financial statements using the equity method of accounting. The investment in the Partnership represents approximately 7.3% and 7.2% of the Company's consolidated total assets at December 31, 2001 and 2000, respectively, and the equity in income represents approximately 21.7%, 22.1% and 13.7% of the related consolidated net income for each of the three years in the period ended December 31, 2001. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the Partnership, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2000, the Company adopted Staff Accounting Bulletin 101. Additionally, as discussed in Note 2 to the consolidated financial statements, effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 133.

PricewaterhouseCoopers LLP

Los Angeles, CA
February 13, 2002

42    MACERICH 2001 Financial Statements

THE MACERICH COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31,
	2001	2000

ASSETS:
Property, net	$1,887,329	$1,933,584
Cash and cash equivalents	26,470	36,273
Tenant receivables, including accrued overage rents of $6,390 in 2001 and $6,486 in 2000	42,537	38,922
Deferred charges and other assets, net	59,640	55,323
Investments in joint ventures and the Management Companies	278,526	273,140

Total assets	$2,294,502	$2,337,242

LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY:
Mortgage notes payable:
Related parties	$81,882	$133,063
Others	1,157,630	1,119,684

Total	1,239,512	1,252,747
Bank notes payable	159,000	147,340
Convertible debentures	125,148	150,848
Accounts payable and accrued expenses	26,161	24,681
Due to affiliates	998	8,800
Other accrued liabilities	28,394	17,887
Preferred stock dividend payable	5,013	4,831

Total liabilities	1,584,226	1,607,134

Minority interest in Operating Partnership	113,986	120,500

Commitments and contingencies (Note 11)
Series A cumulative convertible redeemable preferred stock, $.01 par value, 3,627,131 shares authorized, issued and outstanding at December 31, 2001 and 2000	98,934	98,934
Series B cumulative convertible redeemable preferred stock, $.01 par value, 5,487,471 shares authorized, issued and outstanding at December 31, 2001 and 2000	148,402	148,402

	247,336	247,336

Common stockholders' equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 33,981,946 and 33,612,462 shares issued and outstanding at December 31, 2001 and 2000, respectively	340	338
Additional paid in capital	366,349	359,306
Accumulated (deficit) earnings	(4,944)	10,314
Accumulated other comprehensive loss	(5,820)	–
Unamortized restricted stock	(6,971)	(7,686)

Total common stockholders' equity	348,954	362,272

Total liabilities, preferred stock and common stockholders' equity	$2,294,502	$2,337,242

The accompanying notes are an integral part of these financial statements.

MACERICH 2001 Financial Statements    43

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

	For the years ended December 31,
	2001	2000	1999

REVENUES:
Minimum rents	$201,481	$195,236	$204,568
Percentage rents	12,394	12,558	15,106
Tenant recoveries	109,163	104,125	99,126
Other	11,535	8,173	8,644

Total revenues	334,573	320,092	327,444

EXPENSES:
Shopping center and operating expenses	110,827	101,674	100,327
General and administrative expense	6,780	5,509	5,488

	117,607	107,183	105,815

Interest expense:
Related parties	6,935	10,106	10,170
Others	102,711	98,341	103,178

Total interest expense	109,646	108,447	113,348

Depreciation and amortization	65,983	61,647	61,383
Equity in income of unconsolidated joint ventures and the management companies	32,930	30,322	25,945
Gain (loss) on sale of assets	24,491	(2,773)	95,981

Income before extraordinary item, cumulative effect of change in accounting principle and minority interest	98,758	70,364	168,824
Extraordinary loss on early extinguishment of debt	(2,034)	(304)	(1,478)
Cumulative effect of change in accounting principle	–	(963)	–

Income of the Operating Partnership	96,724	69,097	167,346
Less minority interest in net income of the Operating Partnership	19,001	12,168	38,335

Net income	77,723	56,929	129,011
Less preferred dividends	19,688	18,958	18,138

Net income available to common stockholders	$58,035	$37,971	$110,873

Earnings per common share–basic:
Income before extraordinary item and cumulative effect of change in accounting principle	$1.76	$1.14	$3.30
Extraordinary item	(0.04)	(0.01)	(0.04)
Cumulative effect of change in accounting principle	–	(0.02)	–

Net income–available to common stockholders	$1.72	$1.11	$3.26

Weighted average number of common shares outstanding–basic	33,809,000	34,095,000	34,007,000

Weighted average number of common shares outstanding–basic, assuming full conversion of operating units outstanding	44,963,000	45,050,000	46,130,000

Earnings per common share–diluted:
Income before extraordinary item and cumulative effect of change in accounting principle	$1.76	$1.14	$3.01
Extraordinary item	(0.04)	(0.01)	(0.02)
Cumulative effect of change in accounting principle	–	(0.02)	–

Net income–available to common stockholders	$1.72	$1.11	$2.99

Weighted average number of common shares outstanding–diluted for EPS	44,963,000	45,050,000	60,893,000

The accompanying notes are an integral part of these financial statements.

44    MACERICH 2001 Financial Statements

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

(Dollars in thousands, except share data)

	Common Stock (# shares)	Common Stock Par Value	Additional Paid In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Unamortized Restricted Stock	Total Common Stockholders' Equity

Balance December 31, 1998	33,901,963	$338	$367,610	–	–	$(4,524)	$363,424
Issuance costs			(198)				(198)
Issuance of restricted stock	176,600		4,007				4,007
Unvested restricted stock	(176,600)					(4,007)	(4,007)
Restricted stock vested in 1999	51,675					2,037	2,037
Exercise of stock options	88,250		1,705				1,705
Distributions paid $(1.965) per share				$(67,359)			(67,359)
Preferred dividends				(18,138)			(18,138)
Net income				129,011			129,011
Conversion of OP units to common stock	30,737		441				441
Adjustment to reflect minority interest on a pro rata basis according to year end ownership percentage of Operating Partnership			(9,669)				(9,669)

Balance December 31, 1999	34,072,625	338	363,896	43,514	–	(6,494)	401,254
Issuance costs			(7)				(7)
Issuance of restricted stock	169,556		3,412				3,412
Unvested restricted stock	(169,556)					(3,412)	(3,412)
Restricted stock vested in 2000	82,733					2,220	2,220
Exercise of stock options	20,704		388				388
Common stock repurchase	(563,600)		(10,739)				(10,739)
Distributions paid $(2.06) per share				(71,171)			(71,171)
Preferred dividends				(18,958)			(18,958)
Net income				56,929			56,929
Adjustment to reflect minority interest on a pro rata basis according to year end ownership percentage of Operating Partnership			2,356				2,356

Balance December 31, 2000	33,612,462	338	359,306	10,314	–	(7,686)	362,272
Comprehensive income:
Net income				77,723			77,723
Cumulative effect of change in accounting principle					$(7,148)		(7,148)
Reclassification of deferred losses					1,328		1,328

Total comprehensive income				77,723	(5,820)		71,903
Issuance costs			90				90
Issuance of restricted stock	145,602		3,196				3,196
Unvested restricted stock	(145,602)					(3,196)	(3,196)
Restricted stock vested in 2001	120,852					3,911	3,911
Exercise of stock options	248,632	2	4,848				4,850
Distributions paid $(2.14) per share				(73,293)			(73,293)
Preferred dividends				(19,688)			(19,688)
Adjustment to reflect minority interest on a pro rata basis according to year end ownership percentage of Operating Partnership			(1,091)				(1,091)

Balance December 31, 2001	33,981,946	$340	$366,349	$(4,944)	$(5,820)	$(6,971)	$348,954

The accompanying notes are an integral part of these financial statements.

MACERICH 2001 Financial Statements    45

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the years ended December 31,
	2001	2000	1999

Cash flows from operating activities:
Net income–available to common stockholders	$58,035	$37,971	$110,873
Preferred dividends	19,688	18,958	18,138

Net income	77,723	56,929	129,011
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary loss on early extinguishment of debt	2,034	304	1,478
Cumulative effect of change in accounting principle	–	963	–
(Gain) loss on sale of assets	(24,491)	2,773	(95,981)
Depreciation and amortization	65,983	61,647	61,383
Amortization of net discount on trust deed note payable	33	33	191
Minority interest in the net income of the Operating Partnership	19,001	12,168	38,335
Changes in assets and liabilities:
Tenant receivables, net	(3,615)	(5,462)	(3,174)
Other assets	(529)	967	9,817
Accounts payable and accrued expenses	1,480	(3,134)	2,407
Due to affiliates	(7,802)	1,811	4,059
Other liabilities	10,507	(7,962)	(8,178)
Accrued preferred stock dividend	182	183	228

Total adjustments	62,783	64,291	10,565

Net cash provided by operating activities	140,506	121,220	139,576

Cash flows from investing activities:
Acquisitions of property and property improvements	(14,889)	(5,639)	(142,564)
Renovations, dispositions and expansions of centers	(53,264)	(44,808)	(74,560)
Tenant allowances	(9,856)	(5,913)	(7,213)
Deferred leasing charges	(13,668)	(11,352)	(12,895)
Equity in income of unconsolidated joint ventures and the management companies	(32,930)	(30,322)	(25,945)
Distributions from joint ventures	34,152	104,368	29,989
Contributions to joint ventures	(6,608)	(4,251)	(116,944)
Proceeds from sale of assets	39,744	–	106,904

Net cash (used in) provided by investing activities	(57,319)	2,083	(243,228)

Cash flows from financing activities:
Proceeds from mortgages, notes and debentures payable	345,727	295,672	584,270
Payments on mortgages, notes and debentures payable	(315,033)	(305,897)	(328,452)
Deferred financing costs	(2,852)	(385)	(4,457)
Dividends and distributions	(101,144)	(97,917)	(114,259)
Dividends to preferred shareholders	(19,688)	(18,958)	(18,138)

Net cash (used in) provided by financing activities	(92,990)	(127,485)	118,964

Net (decrease) increase in cash	(9,803)	(4,182)	15,312
Cash and cash equivalents, beginning of period	36,273	40,455	25,143

Cash and cash equivalents, end of period	$26,470	$36,273	$40,455

Supplemental cash flow information:
Cash payment for interest, net of amounts capitalized	$109,856	$108,003	$112,399

Non-cash transactions:
Disposition of property by assumption of debt	$58,000	–	–

Contributions of liabilities in excess of assets to joint venture	–	–	$8,820

The accompanying notes are an integral part of these financial statements.

46    MACERICH 2001 Financial Statements

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

1. Organization and Basis of Presentation:

The Macerich Company (the "Company") commenced operations effective with the completion of its initial public offering (the "IPO") on March 16, 1994. The Company is the sole general partner of and, assuming conversion of the redeemable preferred stock, holds a 79% ownership interest in The Macerich Partnership, L. P. (the "Operating Partnership"). The interests in the Operating Partnership are known as OP Units. OP Units not held by the Company are redeemable, subject to certain restrictions, on a one-for-one basis for the Company's common stock or cash at the Company's option.

The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. The 21% limited partnership interest of the Operating Partnership not owned by the Company is reflected in these financial statements as minority interest.

The property management, leasing and redevelopment of the Company's portfolio is provided by the three management companies, Macerich Property Management Company, LLC, a Delaware limited liability company, Macerich Manhattan Management Company, a California corporation, and Macerich Management Company, a California corporation (collectively, the "Management Companies"). The term "Management Companies" includes Macerich Property Management Company prior to its merger with Macerich Property Management Company, LLC ("MPMC, LLC") on March 29, 2001.

Basis Of Presentation:

The consolidated financial statements of the Company include the accounts of the Company and the Operating Partnership. The properties in which the Operating Partnership does not have a controlling interest in, and the Management Companies (excluding MPMC, LLC), have been accounted for under the equity method of accounting. Effective March 29, 2001, the Company consolidated the accounts for MPMC, LLC. These entities are reflected on the Company's consolidated financial statements as "Investments in joint ventures and the Management Companies."

All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

2. Summary of Significant Accounting Policies:

Cash And Cash Equivalents:

The Company considers all highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents, for which cost approximates fair value. Included in cash is restricted cash of $3,495 at December 31, 2001 and $1,464 at December 31, 2000.

Tenant Receivables:

Included in tenant receivables are allowances for doubtful accounts of $727 and $700 at December 31, 2001 and 2000, respectively.

MACERICH 2001 Financial Statements    47

Revenues:

Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight lining of rent adjustment." Rental income was decreased by $72 in 2001 and increased by $865 in 2000 and $2,628 in 1999 due to the straight lining of rent adjustment. Percentage rents are recognized on an accrual basis. Recoveries from tenants for real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred.

The Management Companies provide property management, leasing, corporate, redevelopment and acquisition services to affiliated and non-affiliated shopping centers. In consideration for these services, the Management Companies receive monthly management fees generally ranging from 1.5% to 5% of the gross monthly rental revenue of the properties managed.

Property:

Costs related to the redevelopment, construction and improvement of properties are capitalized. Interest incurred or imputed on redevelopment and construction projects are capitalized until construction is substantially complete.

Maintenance and repairs expenses are charged to operations as incurred. Costs for major replacements and betterments, which include HVAC equipment, roofs, parking lots, etc. are capitalized and depreciated over their estimated useful lives. Realized gains and losses are recognized upon disposal or retirement of the related assets and are reflected in earnings.

Property is recorded at cost and is depreciated using a straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	5-40 years
Tenant improvements	initial term of related lease
Equipment and furnishings	5-7 years

The Company assesses whether there has been an impairment in the value of its long-lived assets by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenants' ability to perform their duties and pay rent under the terms of the leases. The Company may recognize an impairment loss if the income stream is not sufficient to cover its investment. Such a loss would be determined as the difference between the carrying value and the fair value of a center. Management believes no such impairment has occurred in its net property carrying values at December 31, 2001 and 2000.

48    MACERICH 2001 Financial Statements

Deferred Charges:

Costs relating to obtaining tenant leases are deferred and amortized over the initial term of the agreement using the straight-line method. Cost relating to financing of shopping center properties are deferred and amortized over the life of the related loan using the straight-line method, which approximates the effective interest method. The range of the terms of the agreements are as follows:

Deferred lease costs	1-15 years
Deferred financing costs	1-15 years

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

Income Taxes:

The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1994. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its taxable income to its stockholders (95% for years beginning prior to January 1, 2001). It is management's current intention to adhere to these requirements and maintain the Company's REIT status. As a REIT, the Company generally will not be subject to corporate level federal income tax on net income it distributes currently to its stockholders. As such, no provision for federal income taxes has been included in the accompanying consolidated financial statements. If the Company fails to qualify as a REIT in any taxable year, then it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income, if any.

Each partner is taxed individually on its share of partnership income or loss, and accordingly, no provision for federal and state income tax is provided for the Operating Partnership in the consolidated financial statements.

MACERICH 2001 Financial Statements    49

The following table reconciles net income available to common stockholders to taxable income available to common stockholders for the years ended December 31:

(Dollars in thousands)
	2001	2000	1999

Net income available to common stockholders	$58,035	$37,971	$110,873
Add: Book depreciation and amortization available to common stockholders	41,813	39,699	37,554
Less: Tax depreciation and amortization available to common stockholders	(37,154)	(33,998)	(34,430)
Book/tax difference on gain on divestiture of real estate	1,612	–	(42,370)
Other book/tax differences, net(1)	(354)	7,590	705

Taxable income available to common stockholders	$63,952	$51,262	$72,332

  (1)
  Primarily due to rent and investments in unconsolidated joint ventures.

For income tax purposes, distributions paid to common stockholders consist of ordinary income, capital gains, return of capital or a combination thereof. The following table details the components of the distributions for the years ended December 31:

	2001		2000		1999

Ordinary income	$1.37	63.9%	$1.73	84.0%	$1.30	66.0%
Capital gains	0.38	17.7%	–	0.0%	0.61	31.0%
Unrecaptured Section 1250 Gain	0.22	10.3%	–	0.0%	0.06	3.0%
Return of capital	0.17	8.1%	0.33	16.0%	–	0.0%

Dividends paid or payable	$2.14	100.0%	$2.06	100.0%	$1.97	100.0%

Reclassifications:

Certain reclassifications have been made to the 1999 and 2000 consolidated financial statements to conform to the 2001 consolidated financial statements presentation.

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

50    MACERICH 2001 Financial Statements

income available to common stockholders would have been reduced by $1,290 or $0.02 per diluted share for the year ended December 31, 1999.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which requires companies to record derivatives on the balance sheet, measured at fair value. Changes in the fair values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities," which delayed the implementation of SFAS 133 from January 1, 2000 to January 1, 2001. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities–an Amendment of FASB Statement No. 133," ("SFAS 138"), which amended the accounting and reporting standards of SFAS 133. As a result of the adoption of SFAS 133 on January 1, 2001, the Company recorded a transition adjustment of $7,148 to accumulated other comprehensive income related to treasury rate lock transactions settled in prior years. The entire transition adjustment was reflected in the quarter ended March 31, 2001. The Company expects that $1,328 will be reclassified from accumulated other comprehensive income to earnings for the year ended December 31, 2002.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and expensed using a systematic and rational method over the assets' useful life. Any subsequent changes to the fair value of the liability will be expensed. The Company does not believe that the adoption of SFAS No. 143 will have a material impact on its consolidated financial statements.

On July 1, 2001, the Company adopted SFAS No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires that the purchase method of accounting be used for all business combinations for which the date of acquisition is after June 30, 2001. SFAS 141 also establishes specific criteria for the recognition of intangible assets. The Company has determined that the adoption of SFAS 141 will not have an impact on its consolidated financial statements.

In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 144 establishes a single accounting

MACERICH 2001 Financial Statements    51

model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company adopted SFAS 144 on January 1, 2002. The Company has determined that the adoption of SFAS 144 will not have a material impact on its consolidated financial statements.

Fair Value of Financial Instruments

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

Interest rate cap agreements were purchased by the Company from third parties to hedge the risk of interest rate increases on some of the Company's variable rate debt. The cost of these cap agreements was amortized over the life of the cap agreement on a straight line basis. Payments received as a result of the cap agreements were recorded as a reduction of interest expense. The unamortized costs of the cap agreements were included in deferred charges. The fair value of these caps would vary with fluctuations in interest rates. The Company was exposed to credit loss in the event of nonperformance by these counter parties to the financial instruments; however, management did not anticipate nonperformance by the counter parties. As of December 31, 2001 and 2000, no interest rate cap agreements were outstanding.

The Company periodically enters into treasury lock agreements in order to hedge its exposure to interest rate fluctuations on anticipated financings. Under these agreements, the Company pays or receives an amount equal to the difference between the treasury lock rate and the market rate on the date of settlement, based on the notional amount of the hedge. The realized gain or loss on the contracts was recorded on the balance sheet, in other assets, and amortized as interest expense over the period of the hedged loans. As of January 1, 2001, in accordance with SFAS 133, the gain or loss on the contracts has been reclassified to accumulated other comprehensive income on the balance sheet. As of December 31, 2001 and 2000, no treasury lock agreements were outstanding.

Earnings Per Share ("EPS"):

The computation of basic earnings per share is based on net income and the weighted average number of common shares outstanding for the years ended December 31, 2001, 2000 and 1999. The computation of diluted earnings per share includes the effect of outstanding restricted stock and common stock options calculated using the Treasury stock method. The OP Units not held by the Company have been included

52    MACERICH 2001 Financial Statements

in the diluted EPS calculation since they are redeemable on a one-for-one basis. The following table reconciles the basic and diluted earnings per share calculation:

(in thousands, except per share data)
	For the years ended
	2001			2000			1999
	Net Income	Shares	Per Share	Net Income	Shares	Per Share	Net Income	Shares	Per Share

Net income	$77,723	33,809		$56,929	34,095		$129,011	34,007
Less: Preferred stock dividends	19,688			18,958			18,138

Basic EPS

Net income–available to common stockholders	$58,035	33,809	$1.72	$37,971	34,095	$1.11	$110,873	34,007	$3.26

Diluted EPS:

Conversion of OP units	19,001	11,154		12,168	10,955		38,335	12,123
Employee stock options and restricted stock	n/a–antidilutive			n/a–antidilutive			1,824	462
Convertible preferred stock	n/a–antidilutive			n/a–antidilutive			18,138	9,115
Convertible debentures	n/a–antidilutive			n/a–antidilutive			12,616	5,186

Net income–available to common stockholders	$77,036	44,963	$1.72	$50,139	45,050	$1.11	$181,786	60,893	$2.99

Concentration of Risk:

The Company maintains its cash accounts in a number of commercial banks. Accounts at these banks are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100. At various times during the year, the Company had deposits in excess of the FDIC insurance limit.

No Center generated more than 10% of shopping center revenues during 2001, 2000 or 1999.

The Centers derived approximately 91.6%, 91.3% and 90.2% of their total rents for the years ended December 31, 2001, 2000 and 1999, respectively, from Mall and Freestanding Stores. The Limited represented 4.6%, 4.4% and 5.2% of total minimum rents in place as of December 31, 2001, 2000 and 1999, respectively, and no other retailer represented more than 3.5%, 3.0% and 3.2% of total minimum rents as of December 31, 2001, 2000 and 1999, respectively.

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

MACERICH 2001 Financial Statements    53

3. Investments In Joint Ventures and the Management Companies:

The following are the Company's investments in various joint ventures. The Operating Partnership's interest in each joint venture as of December 31, 2001 is as follows:

Joint Venture	The Operating Partnership's Ownership %

Macerich Northwestern Associates	50%
Manhattan Village, LLC	10%
MerchantWired, LLC	9.64%
Pacific Premier Retail Trust	51%
Panorama City Associates	50%
SDG Macerich Properties, L.P.	50%
West Acres Development	19%

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

54    MACERICH 2001 Financial Statements

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

On September 30, 2000, Manhattan Village, a 551,847 square foot regional shopping center, 10% of which was owned by the Operating Partnership, was sold. The joint venture sold the property for $89,000, including a note receivable from the buyer for $79,000 at a fixed interest rate of 8.75% payable monthly, until its maturity date of September 30, 2001. On December 28, 2001, the note receivable was paid down by $5,000 and the maturity date was extended to September 30, 2002 at a new fixed interest rate of 9.50%. A gain from sale of the property for $10,945 was recorded at September 30, 2000.

Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures and the Management Companies.

COMBINED AND CONDENSED BALANCE SHEETS OF JOINT VENTURES AND THE MANAGEMENT COMPANIES

	December 31, 2001	December 31, 2000

ASSETS:
Properties, net	$2,179,908	$2,064,777
Other assets	157,494	155,919

Total assets	$2,337,402	$2,220,696

LIABILITIES AND PARTNERS' CAPITAL:
Mortgage notes payable	$1,457,871	$1,461,857
Other liabilities	138,531	51,791
The Company's capital	278,526	273,140
Outside partners' capital	462,474	433,908

Total liabilities and partners' capital	$2,337,402	$2,220,696

MACERICH 2001 Financial Statements    55

COMBINED AND CONDENSED STATEMENTS OF OPERATIONS OF JOINT VENTURES AND THE MANAGEMENT COMPANIES

For the years ended December 31,
	2001					2000					1999
	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Other Joint Ventures	Mgmt Co.'s	Total	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Other Joint Ventures	Mgmt Co.'s	Total	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Other Joint Ventures	Mgmt Co.'s	Total

Revenues:
Minimum rents	$94,279	$100,315	$20,910	–	$215,504	$91,635	$94,496	$24,487	–	$210,618	$88,014	$46,170	$25,497	$5,940	$165,621
Percentage rents	6,253	6,140	1,717	–	14,110	6,282	5,872	2,077	–	14,231	7,422	3,497	2,268	191	13,378
Tenant recoveries	42,223	37,604	10,150	–	89,977	41,621	34,187	10,219	–	86,027	40,647	15,866	11,305	2,917	70,735
Management fee	–	–	–	$10,250	10,250	–	–	–	$12,944	12,944	–	–	–	10,033	10,033
Other	2,322	1,950	18,099	287	22,658	1,921	1,605	3,689	1,230	8,445	2,291	336	1,243	897	4,767

Total revenues	145,077	146,009	50,876	10,537	352,499	141,459	136,160	40,472	14,174	332,265	138,374	65,869	40,313	19,978	264,534

Expenses:
Management Company expense	–	–	–	9,568	9,568	–	–	–	15,181	15,181	–	–	–	12,737	12,737
Shopping center and operating expenses	52,305	42,088	44,391	–	138,784	51,962	37,217	20,360	–	109,539	50,972	18,373	13,205	2,724	85,274
Interest expense	36,754	48,569	8,212	(257)	93,278	40,119	46,527	7,457	(355)	93,748	30,565	21,642	7,579	5,291	65,077
Depreciation and amortization	25,391	22,817	16,856	1,047	66,111	23,573	20,238	3,081	1,068	47,960	21,451	10,463	3,362	2,405	37,681

Total operating expenses	114,450	113,474	69,459	10,358	307,741	115,654	103,982	30,898	15,894	266,428	102,988	50,478	24,146	23,157	200,769

Gain (loss) on sale of assets	–	69	669	31	769	416	–	12,336	(1,200)	11,552	5	–	961	(392)	574
Extraordinary loss on early extinguishment of debt	–	–	–	–	–	–	(375)	–	–	(375)	–	–	–	–	–
Cumulative effect of change in accounting principle	(256)	–	–	–	(256)	(1,053)	(397)	(98)	(9)	(1,557)	–	–	–	–	–

Net income (loss)	$30,371	$32,604	$(17,914)	$210	$45,271	$25,168	$31,406	$21,812	$(2,929)	$75,457	$35,391	$15,391	$17,128	$(3,571)	$64,339

Company's pro rata share of net income (loss)	$15,186	$16,588	$956	$200	$32,930	$12,582	$16,018	$4,505	$(2,783)	$30,322	$17,695	$7,850	$3,783	$(3,383)	$25,945

Significant accounting policies used by the unconsolidated joint ventures and the Management Companies are similar to those used by the Company.

Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life ("NML") of $157,567 and $161,281, at December 31, 2001 and 2000, respectively. NML is considered a related party because they are a joint venture partner with the Company in Macerich Northwestern Associates. Interest expense incurred on these borrowings amounted to $10,761, $10,189 and $7,386 for the years ended December 31, 2001, 2000, and 1999, respectively.

56    MACERICH 2001 Financial Statements

4. Property:

Property is summarized as follows:

	December 31,
	2001	2000

Land	$ 382,739	$ 397,947
Building improvements	1,688,720	1,716,860
Tenant improvements	66,808	56,723
Equipment & furnishings	18,405	12,259
Construction in progress	71,161	44,679

	2,227,833	2,228,468
Less, accumulated depreciation	(340,504)	(294,884)

	$1,887,329	$1,933,584

Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $54,973, $51,764 and $52,592, respectively.

A gain on sale of assets of $24,491 for the year ended December 31, 2001 is primarily a result of the Company selling Villa Marina Marketplace on December 14, 2001.

5. Deferred Charges And Other Assets:

Deferred charges and other assets are summarized as follows:

	December 31,
	2001	2000

Leasing	$ 49,832	$ 43,606
Financing	19,271	17,956

	69,103	61,562
Less, accumulated amortization	(32,514)	(28,761)

	36,589	32,801
Other assets	23,051	22,522

	$ 59,640	$ 55,323

MACERICH 2001 Financial Statements    57

6. Mortgage Notes Payable:

Mortgage notes payable at December 31, 2001 and December 31, 2000 consist of the following:

	Carrying Amount of Notes
	2001		2000
Property Pledged As Collateral	Other	Related Party	Other	Related Party	Interest Rate	Payment Terms		Maturity Date

Wholly-Owned Centers:
Capitola Mall(b)	–	$47,857	–	$36,587	7.13%	380	(a)	2011
Carmel Plaza	$28,358	–	$28,626	–	8.18%	202	(a)	2009
Chesterfield Towne Center	62,742	–	63,587	–	9.07%	548	(c)	2024
Citadel	70,708	–	72,091	–	7.20%	554	(a)	2008
Corte Madera, Village at	70,626	–	71,313	–	7.75%	516	(a)	2009
Crossroads Mall-Boulder(d)	–	34,025	–	34,476	7.08%	244	(a)	2010
Fresno Fashion Fair	68,724	–	69,000	–	6.52%	437	(a)	2008
Greeley Mall	14,348	–	15,328	–	8.50%	187	(a)	2003
Green Tree Mall/Crossroads– OK/Salisbury(e)	117,714	–	117,714	–	7.23%	interest only		2004
Holiday Village	–	–	–	17,000	6.75%	interest only		(f)
Northgate Mall	–	–	–	25,000	6.75%	interest only		(f)
Northwest Arkansas Mall	59,867	–	61,011	–	7.33%	434	(a)	2009
Pacific View(g)	88,715	–	–	–	7.16%	602	(a)	2011
Parklane Mall	–	–	–	20,000	6.75%	interest only		(f)
Queens Center	98,278	–	99,300	–	6.88%	633	(a)	2009
Rimrock Mall(h)	45,966	–	29,845	–	7.45%	320	(a)	2011
Santa Monica Place(i)	84,275	–	84,939	–	7.70%	606	(a)	2010
South Plains Mall	63,474	–	64,077	–	8.22%	454	(a)	2009
South Towne Center	64,000	–	64,000	–	6.61%	interest only		2008
Valley View Center	51,000	–	51,000	–	7.89%	interest only		2006
Villa Marina Marketplace(j)	–	–	58,000	–	7.23%	interest only		2006
Vintage Faire Mall(k)	69,245	–	69,853	–	7.89%	508	(a)	2010
Westside Pavilion	99,590	–	100,000	–	6.67%	interest only		2008

Total–Wholly Owned Centers	$1,157,630	$81,882	$1,119,684	$133,063

Joint Venture Centers (at pro rata share):
Broadway Plaza (50%)(l)	–	$35,328	–	$36,032	6.68%	257	(a)	2008
Pacific Premier Retail Trust (51%)(l):
Cascade Mall	$12,642	–	$13,261	–	6.50%	122	(a)	2014
Kitsap Mall/ Kitsap Place(m)	31,110	–	31,110	–	8.06%	230	(a)	2010
Lakewood Mall(n)	64,770	–	64,770	–	7.20%	interest only		2005
Lakewood Mall(o)	8,224	–	8,224	–	4.38%	interest only		2003
Los Cerritos Center	59,385	–	60,174	–	7.13%	421	(a)	2006
North Point Plaza	1,747	–	1,821	–	6.50%	16	(a)	2015
Redmond Town Center–Retail	31,564	–	32,176	–	6.50%	224	(a)	2011
Redmond Town Center–Office(p)	–	44,324	–	45,500	6.77%	370	(a)	2009
Stonewood Mall(q)	39,653	–	39,653	–	7.41%	275	(a)	2010
Washington Square	58,339	–	59,441	–	6.70%	421	(a)	2009
Washington Square Too	6,088	–	6,318	–	6.50%	53	(a)	2016
SDG Macerich Properties L.P. (50%)(l)(r)	185,306	–	186,607	–	6.54%	1,120	(a)	2006
SDG Macerich Properties L.P. (50%)(l)(r)	92,250	–	92,250	–	2.39%	interest only		2003
SDG Macerich Properties L.P. (50%)(l)(r)	40,700	–	40,700	–	2.27%	interest only		2006
West Acres Center (19%)(l)(s)	7,425	–	7,600	–	6.52%	57	(a)	2009
West Acres Center (19%)(l)(t)	1,894	–	–	–	9.17%	18	(a)	2009

Total–Joint Venture Centers	$641,097	$79,652	$644,105	$81,532

Total–All Centers	$1,798,727	$161,534	$1,763,789	$214,595

(a)
This represents the monthly payment of principal and interest.

58    MACERICH 2001 Financial Statements

(b)
On May 2, 2001, the Company refinanced the debt on Capitola Mall. The prior loan was paid in full and a new note was issued for $48,500 bearing interest at a fixed rate of 7.13% and maturing May 15, 2011.

(c)
This amount represents the monthly payment of principal and interest. In addition, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property's gross receipts (as defined in the loan agreement) exceeds a base amount specified therein. Contingent interest expense recognized by the Company was $584, $417 and $385 for the years ended December 31, 2001, 2000 and 1999, respectively.

(d)
This note was issued at a discount. The discount is being amortized over the life of the loan using the effective interest method. At December 31, 2001 and December 31, 2000, the unamortized discount was $297 and $331, respectively.

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

(j)
This property was sold on December 14, 2001. The buyer of the property assumed the debt in full.

(k)
On August 31, 2000, the Company refinanced the debt on Vintage Faire. The prior loan was paid in full and a new note was issued for $70,000 bearing interest at a fixed rate of 7.89% and maturing September 1, 2010. The Company incurred a loss on early extinguishment of the prior debt in 2000 of $984.

(l)
Reflects the Company's pro rata share of debt.

(m)
At acquisition, this debt was recorded at its fair value of $41,475, which included an unamortized premium of $2,050. This premium was being amortized as interest expense over the life of the loan using the effective interest method. The joint venture's monthly debt service was $349 and was calculated based on an 8.60% interest rate. At December 31, 1999, the joint venture's unamortized premium was $1,365. On June 1, 2000, the joint venture paid off in full the old debt and a new note was issued for $61,000 bearing interest at a fixed rate of 8.06% and maturing June 2010. The new loan is interest only until December 31, 2001. Effective January 1, 2002, monthly principal and interest of $450 will be payable through maturity. The new debt is cross-collateralized by Kitsap Mall and Kitsap Place.

(n)
In connection with the acquisition of this property, the joint venture assumed $127,000 of collateralized fixed rate notes (the "Notes"). The Notes bear interest at an average fixed rate of 7.20% and mature in August 2005. The Notes require the joint venture to deposit all cash flow from the property operations with a trustee to meet its obligations under the Notes. Cash in excess of the required amount, as defined, is released. Included in cash and cash equivalents is $750 of restricted cash deposited with the trustee at December 31, 2001 and at December 31, 2000.

(o)
On July 28, 2000, the joint venture placed a $16,125 floating rate note on the property bearing interest at LIBOR plus 2.25% and maturing July 2003. At December 31, 2001 and 2000, the total interest rate was 4.38% and 9.0%, respectively.

MACERICH 2001 Financial Statements    59

(p)
Concurrent with the acquisition, the joint venture placed $76,700 of debt and obtained a construction loan for an additional $16,000. The entire principal of $16,000 has been drawn on the construction loan.

(q)
On December 1, 2000, the joint venture refinanced the debt on Stonewood. The prior loan was paid in full and a new note was issued for $77,750 bearing interest at a fixed rate of 7.41% and maturing December 11, 2010. The joint venture incurred a loss on early extinguishment of the prior debt in 2000 of $375.

(r)
In connection with the acquisition of these Centers, the joint venture assumed $485,000 of mortgage notes payable which are collateralized by the properties. At acquisition, the $300,000 fixed rate portion of this debt reflected a fair value of $322,700, which included an unamortized premium of $22,700. This premium is being amortized as interest expense over the life of the loan using the effective interest method. At December 31, 2001 and December 31, 2000, the unamortized balance of the debt premium was $13,512 and $16,114, respectively. This debt is due in May 2006 and requires monthly payments of $1,852. $184,500 of this debt is due in May 2003 and requires monthly interest payments at a variable weighted average rate (based on LIBOR) of 2.39% and 7.21% at December 31, 2001 and December 31, 2000, respectively. This variable rate debt is covered by an interest rate cap agreement, which effectively prevents the interest rate from exceeding 11.53%. On April 12, 2000, the joint venture issued $138,500 of additional mortgage notes, which are collateralized by the properties and are due in May 2006. $57,100 of this debt requires fixed monthly interest payments of $387 at a weighted average rate of 8.13% while the floating rate notes of $81,400 require monthly interest payments at a variable weighted average rate (based on LIBOR) of 2.27% and 7.08% at December 31, 2001 and December 31, 2000, respectively. This variable rate debt is covered by an interest rate cap agreement, which effectively prevents the interest rate from exceeding 11.83%.

(s)
On January 4, 1999, the joint venture replaced the prior debt with a new loan of $40,000. The loan has a fixed interest rate of 6.52% and matures January 2009. The debt is interest only until January 2001 at which time monthly payments of principal and interest will be due in the amount of $299.

(t)
On September 27, 2001, the joint venture placed a $10,000 loan on the property bearing interest at a fixed rate of 9.17% maturing December 1, 2009.

Certain mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

Total interest expense capitalized, including the pro rata share of joint ventures of $909, $1,407 and $573 (in 2001, 2000 and 1999, respectively), during 2001, 2000 and 1999 was $6,561, $8,619 and $7,243, respectively.

The fair value of mortgage notes payable, including the pro rata share of joint ventures of $721,084 and $727,769 at December 31, 2001 and December 31, 2000, respectively, is estimated to be approximately $1,983,183 and $2,009,932, respectively, based on current interest rates for comparable loans.

60    MACERICH 2001 Financial Statements

The above debt matures as follows:

Years Ending December 31,	Wholly-Owned Centers	Joint Venture Centers (at pro rata share)	Total

2002	$ 13,585	$ 7,766	$ 21,351
2003	26,838	109,129	135,967
2004	132,200	9,241	141,441
2005	15,671	74,752	90,423
2006	67,851	104,723	172,574
2007 and beyond	983,367	415,138	1,398,505

	$1,239,512	$720,749	$1,960,261

The debt maturing in 2002 reflects the amortization of principal on existing debt.

7. Bank and Other Notes Payable:

The Company has a credit facility of $200,000 with a maturity of May 2002 with a right to extend the facility for one year subject to certain conditions. It is anticipated that subsequent to December 31, 2001, the line of credit will be extended to May 2003. The interest rate on such credit facility fluctuates between 1.35% and 1.80% over LIBOR depending on leverage levels. As of December 31, 2001 and December 31, 2000, $159,000 and $59,000 of borrowings were outstanding under this line of credit at interest rates of 3.65% and 7.90%, respectively.

Additionally, as of December 31, 2001, the Company has obtained $776 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

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

MACERICH 2001 Financial Statements    61

8. Convertible Debentures:

During 1997, the Company issued and sold $161,400 of its convertible subordinated debentures (the "Debentures"). The Debentures, which were sold at par, bear interest at 7.25% annually (payable semi-annually) and are convertible into common stock at any time, on or after 60 days, from the date of issue at a conversion price of $31.125 per share. In November and December 2000, the Company purchased and retired $10,552 of the Debentures. The Company recorded a gain on early extinguishment of debt of $1,018 related to the transaction. In December 2001, the Company purchased and retired an additional $25,700 of the Debentures. The Debentures mature on December 15, 2002 and are callable by the Company after June 15, 2002 at par plus accrued interest. The Company is negotiating a credit facility with its bank group in which the proceeds are intended to retire the Debentures. The Company expects to put this facility in place during 2002 and fully retire the Debentures prior to their maturity.

9. Related-Party Transactions:

The Company engaged the Management Companies to manage the operations of its properties and certain unconsolidated joint ventures. During 2001, 2000 and 1999, management fees of $757, $3,094 and $3,247, respectively, were paid to the Management Companies by the Company. During 2001, 2000 and 1999, management fees of $7,640, $7,322 and $4,982, respectively, were paid to the Management Companies by the joint ventures.

Certain mortgage notes are held by one of the Company's joint venture partners. Interest expense in connection with these notes was $6,935, $10,106 and $10,171 for the years ended December 31, 2001, 2000 and 1999, respectively. Included in accounts payables and accrued expense is interest payable to these partners of $263 and $509 at December 31, 2001 and 2000, respectively.

In 1997 and 1999, certain executive officers received loans from the Company totaling $6,500. These loans are full recourse to the executives. $6,000 of the loans were issued under the terms of an employee stock incentive plan, bear interest at 7%, are due in 2007 and 2009 and are secured by Company common stock owned by the executives. On February 9, 2000, $300 of the $6,000 of loans was forgiven with respect to three of these officers and charged to compensation expense. The $500 loan issued in 1997 is non interest bearing and is forgiven ratably over a five year term. These loans receivable are included in other assets at December 31, 2001 and 2000.

Certain Company officers and affiliates have guaranteed mortgages of $21,750 at one of the Company's joint venture properties and $2,000 at Greeley Mall.

62    MACERICH 2001 Financial Statements

10. Future Rental Revenues:

Under existing noncancellable operating lease agreements, tenants are committed to pay the following minimum rental payments to the Company:

Years Ending December 31,

2002	$168,436
2003	158,737
2004	147,433
2005	130,029
2006	112,246
2007 and beyond	441,355

$1,158,236

11. Commitments and Contingencies:

The Company has certain guarantees totaling $6,810 relating to its ownership interest in MerchantWired, LLC.

The Company has certain properties subject to noncancellable operating ground leases. The leases expire at various times through 2070, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined. Ground rent expenses, net of amounts capitalized, were $396, $345 and $890 for the years ended December 31, 2001, 2000 and 1999, respectively. No contingent rent was incurred for the years ended December 31, 2001, 2000 or 1999.

Minimum future rental payments required under the leases are as follows:

Years Ending December 31,

2002	$2,022
2003	2,022
2004	2,026
2005	2,026
2006	2,026
2007 and beyond	113,028

$123,150

MACERICH 2001 Financial Statements    63

The Company has a 2.9% interest in Constellation Real Technologies, LLC, a joint venture investing in real estate technology initiatives and opportunities. The Company funded $959 in 2001 and has committed to fund up to an additional $3,041 to this joint venture.

Perchloroethylene ("PCE") has been detected in soil and groundwater in the vicinity of a dry cleaning establishment at North Valley Plaza, formerly owned by a joint venture of which the Company was a 50% member. The property was sold on December 18, 1997. The California Department of Toxic Substances Control ("DTSC") advised the Company in 1995 that very low levels of Dichloroethylene ("1,2 DCE"), a degradation byproduct of PCE, had been detected in a municipal water well located 1/4 mile west of the dry cleaners, and that the dry cleaning facility may have contributed to the introduction of 1,2 DCE into the water well. According to DTSC, the maximum contaminant level ("MCL") for 1,2 DCE which is permitted in drinking water is 6 parts per billion ("ppb"). The 1,2 DCE was detected in the water well at a concentration of 1.2 ppb, which is below the MCL. The Company has retained an environmental consultant and has initiated extensive testing of the site. The joint venture agreed (between itself and the buyer) that it would be responsible for continuing to pursue the investigation and remediation of impacted soil and groundwater resulting from releases of PCE from the former dry cleaner. A total of $118, $187 and $149 have already been incurred by the joint venture for remediation, professional and legal fees for the years ending December 31, 2001, 2000 and 1999, respectively. An additional $188 remains reserved by the joint venture as of December 31, 2001, which management has estimated as its remaining obligation for the remediation. The joint venture has been sharing costs with former owners of the property.

The Company acquired Fresno Fashion Fair in December 1996. Asbestos has been detected in structural fireproofing throughout much of the Center. Testing data conducted by professional environmental consulting firms indicates that the fireproofing is largely inaccessible to building occupants and is well adhered to the structural members. Additionally, airborne concentrations of asbestos were well within OSHA's permissible exposure limit (PEL) of .1 fcc. The accounting for this acquisition includes a reserve of $3,300 to cover future removal of this asbestos, as necessary. The Company incurred $148, $26 and $91 in remediation costs for the years ending December 31, 2001, 2000 and 1999, respectively. An additional $2,610 remains reserved at December 31, 2001.

12. Profit Sharing Plan:

The Management Companies and the Company have a retirement profit sharing plan that was established in 1984 covering substantially all of their eligible employees. The plan is qualified in accordance with section 401(a) of the Internal Revenue Code. Effective January 1, 1995, this plan was modified to include a 401(k) plan whereby employees can elect to defer compensation subject to Internal Revenue Service withholding rules. This plan was further amended effective February 1, 1999, to add the Macerich Company Common Stock Fund as a new investment alternative under the plan. A total of 150,000 shares of common stock were reserved for issuance under the plan. Contributions by the Management Companies are made at the discretion of the Board of Directors and are based upon a specified percentage of

64    MACERICH 2001 Financial Statements

employee compensation. The Management Companies and the Company contributed $923, $833 and $615 to the plan during the years ended December 31, 2001, 2000 and 1999, respectively.

13. Stock Option Plan:

The Company has established employee stock incentive plans under which stock options or restricted stock and/or other stock awards may be awarded for the purpose of attracting and retaining executive officers, directors and key employees. The Company has issued options to employees and directors to purchase shares of the Company under the stock incentive plans. The term of these options is ten years from the grant date. These options generally vest 33 1/3% per year over three years and were issued and are exercisable at the market value of the common stock at the grant date. Options granted under these plans to non-employee directors vest six months from the grant date.

In addition, the Company has established a plan for non employee directors. The non employee director options have a term of ten years from the grant date, vest six months after grant and are issued at the market value of the common stock on the grant date. The plan reserved 50,000 shares of which all shares were granted as of December 31, 2001.

The Company issued 704,094 shares of restricted stock under the employees stock incentive plans to executives as of December 31, 2001. These awards are granted based on certain performance criteria for the Company. The restricted stock generally vests over 3 to 5 years and the compensation expense related to these grants is determined by the market value at the vesting date and is amortized over the vesting period on a straight line basis. As of December 31, 2001 and 2000, 289,482 and 169,559 shares, respectively, of restricted stock had vested. A total of 145,602 shares at a weighted average price of $21.95 were issued in 2001, a total of 169,556 shares at a weighted average price of $20.125 were issued in 2000, and a total of 176,600 shares at a weighted average price of $22.69 were issued in 1999. Restricted stock is subject to restrictions determined by the Company's compensation committee. Restricted stock has the same dividend and voting rights as common stock and is considered issued when vested. Compensation expense for restricted stock was $3,911, $2,220 and $2,037 in 2001, 2000 and 1999, respectively.

Approximately 449,536 and 31,000 of additional shares were reserved and were available for issuance under the stock incentive plans at December 31, 2001 and 2000, respectively. The plans allow for, among other things, granting options or restricted stock at market value.

MACERICH 2001 Financial Statements    65

The following table summarizes all stock options granted, exercised or forfeited under the employee and director plans over the last three years:

	Incentive Plans		Non-Employee Director Plan			Weighted Average Exercise Price On Exercisable Options At Year End
					# of Options Exercisable At Year End
	Shares	Option Price Per Share	Shares	Option Price Per Share

Shares outstanding at December 31, 1998	1,986,311	$ 19.00-$ 27.38	30,500	$ 19.00-$ 28.50	1,330,654	$ 19.38

Granted	520,000	$ 23.375	5,000	$ 20.688
Exercised	(88,250)	$ 19.00	–
Forfeited	(18,500)	–	–

Shares outstanding at December 31, 1999	2,399,561	$ 19.00-$27.38	35,500	$ 19.00-$28.50	1,536,473	$ 21.72

Granted	60,000	$ 19.813-$ 20.313	5,000	$ 19.813
Exercised	(15,000)	$ 19.00	–

Shares outstanding at December 31, 2000	2,444,561	$ 19.00-$ 27.38	40,500	$ 19.00-$ 28.50	1,934,680	$ 21.91

Granted	22,500	$ 26.600	2,500	$ 26.600
Exercised	(248,489)	$ 19.00	–
Forfeited	(433,500)	$ 19.00-$ 27.38	–

Shares outstanding at December 31, 2001	1,785,072	$ 19.00-$ 27.38	43,000	$ 19.00-$ 28.50	1,609,740	$ 21.56

The weighted average exercise price for options granted in 1999 was $23.35, in 2000 was $20.12, and $26.60 in 2001.

The weighted average remaining contractual life for options outstanding at December 31, 2001 was 5 years and the weighted average remaining contractual

The Company records options granted using Accounting Principles Board (APB) opinion Number 25, "Accounting for Stock Issued to Employees and Related Interpretations." Accordingly, no compensation expense is recognized on the date the options are granted. If the Company had recorded compensation expense using the methodology prescribed in SFAS 123, "Accounting for Stock-Based Compensation," the Company's net income would have been reduced by approximately $32 or $0.00 per share for the year ended December 31, 2001, $471 or $0.01 per share for the year ended December 31, 2000 and $488 or $0.01 per share for the year ended December 31, 1999. The weighted average fair value of options granted during 2001, 2000 and 1999 were $0.98, $1.27 and $0.98, respectively. The fair value of each option grant issued in 2001, 2000 and 1999 is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (a) dividend yield of 9.75% in 2001, 10.2% in 2000 and

66    MACERICH 2001 Financial Statements

10% in 1999, (b) expected volatility of the Company's stock of 17.31% in 2001, 20.35% in 2000 and 17.29% in 1999, (c) a risk free interest rate based on U.S. Zero Coupon Bonds with time of maturity approximately equal to the options' expected time to exercise and (d) expected option lives of five years for options granted in 2001, 2000 and 1999.

14. Deferred Compensation Plans:

The Company has established deferred compensation plans under which key executives of the Company may elect to defer receiving a portion of their cash compensation otherwise payable in one calendar year until a later year. The Company may, as determined by the Board of Directors at its sole discretion, credit a participant's account with an amount equal to a percentage of the participant's deferral. The Company contributed $461, $387 and $296 to the plans during the years ended December 31, 2001, 2000 and 1999, respectively.

In addition, certain executives have split dollar life insurance agreements with the Company whereby the Company generally pays annual premiums on a life insurance policy in an amount equal to the executives deferral under one of the Company's deferred compensation plans.

15. Stock Repurchase Program:

On November 10, 2000, the Company's Board of Directors approved a stock repurchase program of up to 3.4 million shares of common stock. As of December 31, 2000, the Company repurchased 564,000 shares of its common stock at an average price of $19.02 per share. No shares were repurchased under this program by the Company in 2001.

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

MACERICH 2001 Financial Statements    67

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

17. Quarterly Financial Data (Unaudited):

The following is a summary of periodic results of operations for 2001 and 2000:

	2001 Quarter Ended				2000 Quarter Ended
	Dec 31	Sept 30	June 30	Mar 31	Dec 31	Sept 30	June 30	Mar 31

Revenues	$ 93,233	$ 82,886	$ 80,691	$ 77,763	$ 91,597	$ 76,937	$ 76,255	$ 75,303
Income before minority interest and extraordinary items	54,042	17,245	13,907	13,564	26,658	15,102	14,628	13,976
Income before extraordinary items	37,370	9,267	6,827	6,605	16,199	8,153	7,597	7,289
Net income–available to common stockholders	35,523	9,267	6,826	6,419	16,879	7,169	7,597	6,326
Income before extraordinary items and cumulative effect of change in accounting principle per share	$ 0.97	$ 0.27	$ 0.20	$ 0.20	$ 0.46	$ 0.24	$ 0.22	$ 0.22
Net income–available to common stockholders per share–basic	$ 1.05	$ 0.27	$ 0.20	$ 0.20	$ 0.46	$ 0.21	$ 0.22	$ 0.22

18. Segment Information:

During 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 established standards for disclosure about operating segments and related disclosures about products and services, geographic areas and major customers. The Company currently operates in one business segment, the acquisition, ownership, redevelopment, management and leasing of regional and community shopping centers. Additionally, the Company operates in one geographic area, the United States.

19. Subsequent Events:

On February 15, 2002 a dividend/distribution of $0.55 per share was declared for common stockholders and OP Unit holders of record on February 22, 2002. In addition, the Company declared a dividend of

68    MACERICH 2001 Financial Statements

$0.55 on the Company's Series A Preferred Stock and a dividend of $0.55 on the Company's Series B Preferred Stock. All dividends/distributions will be payable on March 7, 2002.

On February 28, 2002, the Company issued 1,968,957 common shares with total net proceeds of $52,214. The proceeds from the sale of the common shares will be used principally to finance a portion of the Queens Center expansion and redevelopment project and for general corporate purposes.

On March 19, 2002, the Company sold Boulder Plaza, a 159,238 square foot community center in Boulder, Colorado for $24,750. The proceeds from the sale will be used for general corporate purposes.

MACERICH 2001 Financial Statements    69

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Trustees and Stockholders of Pacific Premier Retail Trust:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Pacific Premier Retail Trust (the "Trust") at December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and for the period from February 18, 1999 (Inception) through December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(4) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2000, the Trust adopted Staff Accounting Bulletin 101.

PricewaterhouseCoopers LLP

February 13, 2002

70    MACERICH 2001 Financial Statements

PACIFIC PREMIER RETAIL TRUST
(A Maryland Real Estate Investment Trust)

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31,
	2001	2000

ASSETS:
Property, net	$1,001,032	$1,001,484
Cash and cash equivalents	6,727	12,174
Tenant receivables, net	8,347	9,756
Deferred rent receivables	7,888	5,806
Deferred charges, less accumulated amortization of $1,977 and $851 at December 31, 2001 and 2000, respectively	4,879	3,745
Other assets	1,404	612

Total assets	$1,030,277	$1,033,577

LIABILITIES AND STOCKHOLDERS' EQUITY:
Mortgage notes payable:
Related parties	$86,910	$89,215
Others	614,746	621,465

Total	701,656	710,680
Accounts payable	1,416	2,524
Accrued interest payable	3,598	3,705
Accrued real estate taxes	2,468	1,486
Tenant security deposits	1,278	1,171
Other accrued liabilities	4,605	3,425
Due to related parties	863	1,802

Total liabilities	715,884	724,793

Commitments (Note 8)
Stockholders' equity:
Series A redeemable preferred stock, $.01 par value, 625 shares authorized, issued and outstanding at December 31, 2001 and 2000	–	–
Common stock, $.01 par value, 219,611 shares authorized issued and outstanding at December 31, 2001 and 2000	2	2
Additional paid in capital	307,613	307,613
Accumulated earnings	6,778	1,169

Total stockholders' equity	314,393	308,784

Total liabilities and stockholders' equity	$1,030,277	$1,033,577

The accompanying notes are an integral part of these financial statements.

MACERICH 2001 Financial Statements    71

PACIFIC PREMIER RETAIL TRUST
(A Maryland Real Estate Investment Trust)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2001 and 2000 and
for the Period from February 18, 1999 (Inception)
through December 31, 1999

(Dollars in thousands)

	2001	2000	1999

Revenues:
Minimum rents	$100,315	$94,496	$46,170
Percentage rents	6,140	5,872	3,497
Tenant recoveries	37,604	34,187	15,866
Other income	1,950	1,605	336

Total revenues	146,009	136,160	65,869

Expenses:
Interest	48,569	46,527	21,642
Depreciation and amortization	22,817	20,238	10,463
Maintenance and repairs	9,757	9,051	4,627
Real estate taxes	11,028	10,317	4,743
Management fees	4,952	4,584	2,253
General and administrative	2,909	2,280	1,132
Ground rent	1,157	634	905
Insurance	1,485	891	301
Marketing	824	895	662
Utilities	6,002	4,978	2,012
Security	3,892	3,524	1,724

Total expenses	113,392	103,919	50,464

Income before minority interest, extraordinary item and cumulative effect of change in accounting principle	32,617	32,241	15,405
Minority interest	82	63	14
Extraordinary (gain) loss on early extinguishment of debt	(69)	375	–
Cumulative effect of change in accounting principle	–	397	–

Net income	$32,604	$31,406	$15,391

The accompanying notes are an integral part of these financial statements.

72    MACERICH 2001 Financial Statements

PACIFIC PREMIER RETAIL TRUST
(A Maryland Real Estate Investment Trust)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2001 and 2000 and
for the Period from February 18, 1999 (Inception)
through December 31, 1999

(Dollars in thousands, except share data)

	Common stock (# of shares)	Preferred stock (# of shares)	Common stock Par value	Additional Paid in capital	Accumulated Earnings	Total Stockholders' Equity

Common stock issued to Macerich PPR Corp.	111,691		$1	$115,527		$115,528
Common stock issued to Ontario Teachers' Pension Plan Board	107,920		1	189,677		189,678
Preferred stock issued		625		2,500		2,500
Issuance costs				(91)		(91)
Distributions paid to Macerich PPR Corp.					$(6,524)	(6,524)
Distributions paid to Ontario Teachers' Pension Plan Board					(6,268)	(6,268)
Other distributions paid					(18)	(18)
Net income					15,391	15,391

Balance December 31, 1999	219,611	625	2	307,613	2,581	310,196
Distributions paid to Macerich PPR Corp.					(16,645)	(16,645)
Distributions paid to Ontario Teachers' Pension Plan Board					(16,098)	(16,098)
Other distributions paid					(75)	(75)
Net income					31,406	31,406

Balance December 31, 2000	219,611	625	2	307,613	1,169	308,784
Distributions paid to Macerich PPR Corp.					(13,677)	(13,677)
Distributions paid to Ontario Teachers' Pension Plan Board					(13,243)	(13,243)
Other distributions paid					(75)	(75)
Net income					32,604	32,604

Balance December 31, 2001	219,611	625	$2	$307,613	$6,778	$314,393

The accompanying notes are an integral part of these financial statements.

MACERICH 2001 Financial Statements    73

PACIFIC PREMIER RETAIL TRUST
(A Maryland Real Estate Investment Trust)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2001 and 2000 and
for the Period from February 18, 1999 (Inception)
through December 31, 1999

(Dollars in thousands)

	2001	2000	1999

Cash flows from operating activities:
Net income	$32,604	$31,406	$15,391

Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,817	20,238	10,463
Minority interest	82	63	14
Extraordinary (gain) loss on early extinguishment of debt	(69)	375	–
Cumulative effect of change in accounting principle	–	397	–
Changes in assets and liabilities:
Tenant receivables, net	1,409	(3,360)	(3,438)
Deferred rent receivables	(2,082)	(3,305)	(2,501)
Other assets	(792)	166	27
Accounts payable	(1,108)	(562)	2,870
Accrued interest payable	(107)	149	2,285
Accrued real estate taxes	982	574	(1,228)
Tenant security deposits	107	153	315
Other accrued liabilities	1,098	(5,830)	5,435
Due to related parties	(939)	323	4,108

Total adjustments	21,398	9,381	18,350

Net cash flows provided by operating activities	54,002	40,787	33,741

Cash flows from investing activities:
Acquisition of property and improvements	(21,119)	(36,284)	(389,536)
Deferred leasing costs	(2,287)	(2,372)	(704)

Net cash flows used in investing activities	(23,406)	(38,656)	(390,240)

Cash flows from financing activities:
Proceeds from notes payable	–	163,188	203,444
Payments on notes payable	(9,024)	(123,670)	(4,942)
Net proceeds from preferred stock offering	–	–	409
Contributions	–	–	175,266
Distributions	(26,620)	(32,443)	(12,737)
Preferred dividends paid	(375)	(375)	(73)
Deferred finance costs	(24)	(952)	(573)

Net cash flows (used in) provided by financing activities	(36,043)	5,748	360,794

Net (decrease) increase in cash	(5,447)	7,879	4,295
Cash, beginning of period	12,174	4,295	–

Cash, end of year	$6,727	$12,174	$4,295

Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$48,676	$46,378	$18,087

Non-cash transactions:
Non-cash contribution of assets, net of assumed debt	–	–	$131,100

Non-cash assumption of debt	–	–	$150,625

The accompanying notes are an integral part of these financial statements.

74    MACERICH 2001 Financial Statements

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

On October 26, 1999, 99% of the membership interests of Los Cerritos Center and Stonewood Mall and 100% of the membership interests of Lakewood Mall were contributed from the Company and Ontario Teachers to the Trust. The total value of the transaction was approximately $535,000. The properties were contributed to the Trust subject to existing debt of $322,000. The properties were recorded at approximately $453,100 to reflect the cost basis of the assets contributed to the Trust.

The Trust was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. The Corp maintains a 51% ownership interest in the Trust, while Ontario Teachers' maintains a 49% ownership interest in the Trust.

MACERICH 2001 Financial Statements    75

The properties as of December 31, 2001 and their locations are as follows:

Cascade Mall	Burlington, Washington
Creekside Crossing Mall	Redmond, Washington
Cross Court Plaza	Burlington, Washington
Kitsap Mall	Silverdale, Washington
Kitsap Place Mall	Silverdale, Washington
Lakewood Mall	Lakewood, California
Los Cerritos Center	Cerritos, California
Northpoint Plaza	Silverdale, Washington
Redmond Towne Center	Redmond, Washington
Redmond Office	Redmond, Washington
Stonewood Mall	Downey, California
Washington Square Mall	Portland, Oregon
Washington Square Too	Portland, Oregon

2. Summary of Significant Accounting Policies:

Cash and Cash Equivalents:

The Trust considers all highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents, for which cost approximates fair value. Included in cash is restricted cash of $2,366 and $1,207 at December 31, 2001 and 2000, respectively.

Tenant Receivables:

Included in tenant receivables are accrued overage rents of $2,700 and $2,630 and an allowance for doubtful accounts of $596 and $258 at December 31, 2001 and 2000, respectively.

Revenues:

Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight lining of rent adjustment." Rental income was increased by $2,082, $3,306 and $2,501 in 2001, 2000, and 1999, respectively, due to the straight lining of rents. Percentage rents are recognized on an accrual basis. Recoveries from tenants for real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred.

Property:

Costs related to the redevelopment, construction and improvement of properties are capitalized. Interest incurred or imputed on redevelopment and construction projects are capitalized until construction is substantially complete.

76    MACERICH 2001 Financial Statements

Maintenance and repairs expenses are charged to operations as incurred. Costs for major replacements and betterments, which includes HVAC equipment, roofs, parking lots, etc. are capitalized and depreciated over their estimated useful lives. Realized gains and losses are recognized upon disposal or retirement of the related assets and are reflected in earnings.

Property is recorded at cost and is depreciated using a straight-line method over the estimated lives of the assets as follows:

Buildings and improvements	5-39 years
Tenant improvements	initial term of related lease
Equipment and furnishings	5-7 years

The Trust assesses whether there has been an impairment in the value of its long-lived assets by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenants' ability to perform their duties and pay rent under the terms of the leases. The Trust may recognize an impairment loss if the income stream is not sufficient to cover its investment. Such a loss would be determined as the difference between the carrying value and the fair value of a property. Management believes no such impairment has occurred in its net property carrying values at December 31, 2001 and 2000.

Deferred Charges:

Costs relating to obtaining tenant leases are deferred and amortized over the initial term of the agreement using the straight-line method. Costs relating to financing of properties are deferred and amortized over the life of the related loan using the straight-line method, which approximates the effective interest method. The range of the terms of the agreements are as follows:

Deferred lease costs	1-9 years
Deferred financing costs	1-12 years

Income taxes:

The Trust elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1999. To qualify as a REIT, the Trust must meet a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its taxable income to its stockholders (95% for years beginning prior to January 1, 2001). It is management's current intention to adhere to these requirements and maintain the Trust's REIT status. As a REIT, the Trust generally will not be subject to corporate level federal income tax on net income it distributes currently to its stockholders. As such, no provision for federal income taxes has been included in the accompanying consolidated financial statements. If the Trust fails to qualify as a REIT in any taxable year, then it will be subject to federal income taxes at regular corporate rates (including any applicable

MACERICH 2001 Financial Statements    77

alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Trust qualifies for taxation as a REIT, the Trust may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income, if any.

The following table reconciles net income to taxable income for the years ended December 31:

(Dollars in thousands)
	2001	2000	1999

Net income	$32,604	$31,406	$15,391
Add: Book depreciation and amortization	22,817	20,238	10,463
Less: Tax depreciation and amortization	(23,415)	(21,820)	(8,796)
Other book/tax differences, net(1)	(2,775)	(6,774)	(3,142)

Taxable income	$29,231	$23,050	$13,916

(1)
Primarily due to timing differences relating to straight-line rents and prepaid rents.

For income tax purposes, distributions consist of ordinary income, capital gains, return of capital or a combination thereof. The following table details the components of the distributions for the years ended December 31:

	2001		2000		1999

Ordinary income	$121.21	100.0%	$122.74	81.0%	$65.11	100.0%
Return of capital	–	0.0%	28.79	19.0%	–	0.0%

Dividends paid or payable	$121.21	100.0%	$151.53	100.0%	$65.11	100.0%

Accounting Pronouncements:

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

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which requires companies to record derivatives on the balance sheet, measured at fair value. Changes in

78    MACERICH 2001 Financial Statements

the fair values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities," which delayed the implementation of SFAS 133 from January 1, 2000 to January 1, 2001. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities–an Amendment of FASB Statement No. 133," ("SFAS 138"), which amended the accounting and reporting standards of SFAS 133. The Trust has determined the implementation of SFAS 133 and SFAS 138 will not have an impact on its consolidated financial statements.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and expensed using a systematic and rational method over the assets' useful life. Any subsequent changes to the fair value of the liability will be expensed. The Trust does not believe that the adoption of SFAS No. 143 will have a material impact on its consolidated financial statements.

On July 1, 2001, the Company adopted SFAS No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires that the purchase method of accounting be used for all business combinations for which the date of acquisition is after June 30, 2001. SFAS 141 also establishes specific criteria for the recognition of intangible assets. The Company has determined that the adoption of SFAS 141 will not have an impact on its consolidated financial statements.

In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Trust adopted SFAS 144 on January 1, 2002. The Trust has determined that the adoption of SFAS 144 will not have a material impact on its consolidated financial statements.

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

MACERICH 2001 Financial Statements    79

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

AT&T Wireless Services represented 12.1%, 12.8% and 9.5% of total minimum rents in place as of December 31, 2001, 2000 and 1999, respectively; and no other tenant represented more than 3.5%, 3.8% and 2.7% of total minimum rents as of December 31, 2001, 2000 and 1999, respectively.

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

3. Property:

Property is summarized as follows:

	December 31,
	2001	2000

Land	$237,754	$237,754
Building and improvements	803,615	783,170
Tenant improvements	4,180	2,348
Equipment and furnishings	2,921	1,417
Construction in progress	3,978	6,640

	1,052,448	1,031,329
Less, accumulated depreciation	(51,416)	(29,845)

	$1,001,032	$1,001,484

Depreciation expense for the years ended December 31, 2001 and 2000 and the period ended 1999 was $21,571, $19,543 and $10,302, respectively.

80    MACERICH 2001 Financial Statements

4. Mortgage Notes Payable:

Mortgage notes payable at December 31, 2001 and 2000 consist of the following:

	Carrying Amount of Notes
	2001		2000
Property Pledged As Collateral	Other	Related Party	Other	Related Party	Interest Rate	Payment Terms		Maturity Date

Cascade Mall	$24,788	–	$26,002	–	6.50%	239	(a)	2014
Kitsap Mall/Kitsap Place(b)	61,000	–	61,000	–	8.06%	450	(a)	2010
Lakewood Mall(c)	127,000	–	127,000	–	7.20%	interest only		2005
Lakewood Mall(d)	16,125	–	16,125	–	4.38%	interest only		2003
Los Cerritos Center	116,441	–	117,988	–	7.13%	826	(a)	2006
North Point Plaza	3,425	–	3,571	–	6.50%	31	(a)	2015
Redmond Town Center–Retail	61,890	–	63,090	–	6.50%	439	(a)	2011
Redmond Town Center–Office(e)	–	$86,910	–	$89,215	6.77%	726	(a)	2009
Stonewood Mall(f)	77,750	–	77,750	–	7.41%	539	(a)	2010
Washington Square	114,390	–	116,551	–	6.70%	825	(a)	2009
Washington Square Too	11,937	–	12,388	–	6.50%	104	(a)	2016

Total	$614,746	$86,910	$621,465	$89,215

(a)
This represents the monthly payment of principal and interest.

(b)
In connection with the acquisition of this property, the Trust assumed $39,425 of debt. At acquisition, this debt was recorded at fair value of $41,475, which included an unamortized premium of $2,050. This premium was being amortized as interest expense over the life of the loan using the effective interest method. The Trust's monthly debt service was $349 and was calculated based on an 8.60% interest rate. At December 31, 1999, the Trust's unamortized premium was $1,365. On June 1, 2000, the Trust paid off in full the old debt and a new note was issued for $61,000 bearing interest at a fixed rate of 8.06% and maturing June 2010. The new loan is interest only until December 31, 2001. Effective January 1, 2002, monthly principal and interest of $450 will be payable through maturity. The new debt is cross-collateralized by Kitsap Mall and Kitsap Place.

(c)
In connection with the acquisition of this property, the Trust assumed $127,000 of collateralized fixed rate notes (the "Notes"). The Notes bear interest at an average fixed rate of 7.20% and mature in August 2005. The Notes require the Trust to deposit all cash flow from the property operations with a trustee to meet its obligations under the Notes. Cash in excess of the required amount, as defined, is released. Included in cash and cash equivalents is $750 of restricted cash deposited with the trustee at December 31, 2001 and 2000.

(d)
On July 28, 2000, the Trust placed a $16,125 floating rate note on the property bearing interest at LIBOR plus 2.25% and maturing July 2003. At December 31, 2001 and 2000, the total interest rate was 4.38% and 9.0%, respectively.

(e)
Concurrent with the acquisition of the property, the Trust placed $76,700 of debt and obtained a construction loan for an additional $16,000. The entire principal of $16,000 has been drawn on the construction loan.

(f)
On December 1, 2000, the Trust refinanced the debt on this property. The old loan was paid in full and a new note was issued for $77,750 bearing interest at a fixed rate of 7.41% and maturing December 11, 2010. The Trust incurred a loss on early extinguishment of the old debt in 2000 of $375.

Certain mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

MACERICH 2001 Financial Statements    81

Total interest costs capitalized for the years ended December 31, 2001, 2000 and 1999 were $1,202, $1,905 and $290, respectively.

The fair value of mortgage notes payable at December 31, 2001 and 2000 is estimated to be approximately $701,624 and $714,084, respectively, based on interest rates for comparable loans. The above debt matures as follows:

Years Ending December 31,

2002	$10,555
2003	28,111
2004	12,806
2005	140,905
2006	121,718
2007 and beyond	387,561

$701,656

5. Related Party Transactions:

The Trust engages the Macerich Management Company (the "Management Company"), an affiliate of the Company, to manage the operations of the Trust. The Management Company provides property management, leasing, corporate, redevelopment and acquisitions services to the properties of the Trust. In consideration of these services, the Management Company receives monthly management fees ranging from 1.0% to 4.0% of the gross monthly rental revenue of the properties managed. During the years ended 2001 and 2000 and the period ended 1999, the Trust incurred management fees of $4,952, $4,584 and $2,253, respectively, to the Management Company.

A mortgage note collateralized by the office component of Redmond Town Center is held by one of the Company's joint venture partners. In connection with this note, interest expense was $5,973, $4,953 and $2,192 during the years ended December 31, 2001 and 2000 and the period ended 1999, respectively. Additionally, $0, $386 and $248 of interest costs were capitalized during the years ended December 31, 2001 and 2000 and the period ended 1999, respectively, in relation to this note.

82    MACERICH 2001 Financial Statements

6. Future Rental Revenues:

Under existing noncancellable operating lease agreements, tenants are committed to pay the following minimum rental payments to the Trust:

2002	$91,785
2003	88,115
2004	82,609
2005	75,285
2006	67,386
Thereafter	301,815

$706,995

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

8. Commitments:

The Trust has certain properties subject to noncancellable operating ground leases. The leases expire at various times through 2069, subject in some cases to options to extend the terms of the lease. Ground rent expense, net of amounts capitalized, was $1,157, $634 and $905 for the years ended December 31, 2001 and 2000 and the period ended 1999, respectively.

Minimum future rental payments required under the leases are as follows:

Years Ending December 31,

2002	$1,130
2003	1,145
2004	1,145
2005	1,145
2006	1,145
Thereafter	62,984

$68,694

MACERICH 2001 Financial Statements    83

Independent Auditors' Report

The Partners
SDG Macerich Properties, L.P.:

We have audited the accompanying balance sheets of SDG Macerich Properties, L.P. as of December 31, 2001 and 2000, and the related statements of operations, cash flows, and partners' equity for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the financial statements, we have also audited the related financial statement schedule (Schedule III). These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SDG Macerich Properties, L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule (Schedule III), when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2(a) to the financial statements, the Partnership changed its method of accounting for overage rents in 2000.

KPMG LLP

Indianapolis, Indiana
February 8, 2002

84    MACERICH 2001 Financial Statements

SDG MACERICH PROPERTIES, L.P.

Balance Sheets

As of December 31, 2001 and 2000

(Dollars in thousands)

	2001	2000

ASSETS:
Properties:
Land	$199,962	$199,962
Building and improvements	845,083	829,542
Equipment and furnishings	2,125	1,955

	1,047,170	1,031,459
Less accumulated depreciation	86,892	62,019

	960,278	969,440
Cash and cash equivalents	9,425	7,088
Tenant receivables, including accrued revenue, less allowance for doubtful accounts of $1,043 and $1,648	23,814	20,507
Due from affiliates	51	97
Deferred financing costs, net of accumulated amortization of $750 and $358	1,822	2,508
Prepaid real estate taxes and other assets	2,898	1,327

	$998,288	$1,000,967

LIABILITIES AND PARTNERS' EQUITY:
Mortgage notes payable	$636,512	$639,114
Accounts payable	9,341	5,945
Due to affiliates	176	156
Accrued real estate taxes	15,229	15,223
Accrued interest expense	1,575	2,064
Accrued management fee	432	557
Other liabilities	989	681

Total liabilities	664,254	663,740
Partners' equity	334,034	337,227

	$998,288	$1,000,967

See accompanying notes to financial statements.

MACERICH 2001 Financial Statements    85

SDG MACERICH PROPERTIES, L.P.

Statements of Operations

Years ended December 31, 2001, 2000 and 1999

(Dollars in thousands)

	2001	2000	1999

Revenues:
Minimum rents	$93,628	91,333	88,051
Overage rents	5,994	5,848	6,905
Tenant recoveries	47,814	47,593	47,161
Other	3,141	2,599	2,382

	150,577	147,373	144,499

Expenses:
Property operations	18,740	17,955	18,750
Depreciation of properties	24,941	23,201	21,451
Real estate taxes	18,339	18,464	18,603
Repairs and maintenance	9,206	8,577	6,979
Advertising and promotion	6,816	6,843	7,481
Management fees	3,964	3,762	3,763
Provision (recoveries) for credit losses, net	(107)	1,289	748
Interest on mortgage notes	37,183	40,477	30,565
Other	868	584	768

	119,950	121,152	109,108

Income before cumulative effect of a change in accounting principle	30,627	26,221	35,391
Cumulative effect of a change in accounting for derivative instruments in 2001 and overage rents in 2000	(256)	(1,053)	–

Net income	$30,371	25,168	35,391

See accompanying notes to financial statements.

86    MACERICH 2001 Financial Statements

SDG MACERICH PROPERTIES, L.P.

Statements of Cash Flows

Years ended December 31, 2001, 2000 and 1999

(Dollars in thousands)

	2001	2000	1999

Cash flows from operating activities:
Net income	$30,371	25,168	35,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of properties	24,941	23,201	21,451
Amortization of debt premium	(2,602)	(2,451)	(2,303)
Amortization of financing costs	429	358	–
Change in tenant receivables	(3,307)	192	(121)
Other items	2,022	(1,481)	(2,248)

Net cash provided by operating activities	51,854	44,987	52,170

Cash flows from investing activities:
Additions to properties	(15,779)	(14,819)	(12,394)
Proceeds from sale of land	–	424	–

Net cash used by investing activities	(15,779)	(14,395)	(12,394)

Cash flows from financing activities:
Payments on mortgage note	–	(500)	–
Proceeds from mortgage notes payable	–	138,500	–
Deferred financing costs	–	(2,866)	–
Distributions to partners, net of $800 non-cash in 2000	(33,738)	(166,970)	(40,600)

Net cash provided by financing activities	(33,738)	(31,836)	(40,600)

Net change in cash and cash equivalents	2,337	(1,244)	(824)
Cash and cash equivalents at beginning of year	7,088	8,332	9,156

Cash and cash equivalents at end of year	$9,425	7,088	8,332

Supplemental cash flow information:
Cash payments for interest	$39,912	42,231	32,868

See accompanying notes to financial statements.

MACERICH 2001 Financial Statements    87

SDG MACERICH PROPERTIES, L.P.

Statements of Partners' Equity

Years ended December 31, 2001, 2000 and 1999

(Dollars in thousands)

	Simon Property Group, Inc. affiliates	The Macerich Company affiliates	Total

Percentage ownership interest	50%	50%	100%

Balance at December 31, 1998	$242,519	242,519	485,038
Net income	17,695	17,696	35,391
Distributions	(20,300)	(20,300)	(40,600)

Balance at December 31, 1999	239,914	239,915	479,829
Net income	12,584	12,584	25,168
Distributions	(83,885)	(83,885)	(167,770)

Balance at December 31, 2000	168,613	168,614	337,227
Net income	15,186	15,185	30,371
Other comprehensive income:
Transition adjustment resulting from adoption of SFAS No. 133	40	40	80
Derivative financial instruments	47	47	94

Total comprehensive income	15,273	15,272	30,545
Distributions	(16,869)	(16,869)	(33,738)

Balance at December 31, 2001	$167,017	167,017	334,034

See accompanying notes to financial statements.

88    MACERICH 2001 Financial Statements

SDG MACERICH PROPERTIES, L.P.

NOTES TO FINANCIAL STATEMENTS

December 31, 2001, 2000 and 1999

(Dollars in thousands)

(1) General

(a)    Partnership Organization

On December 29, 1997, affiliates of Simon Property Group, Inc. (Simon) and The Macerich Company (Macerich) formed a limited partnership to acquire and operate a portfolio of 12 regional shopping centers. SDG Macerich Properties, L.P. (the Partnership) acquired the properties on February 27, 1998.

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

The shopping center leases generally provide for fixed annual minimum rent, overage rent based on sales, and reimbursement for certain operating expenses, including real estate taxes. For leases in effect at December 31, 2001, fixed minimum rents to be received in each of the next five years and thereafter are summarized as follows:

2002	$ 77,325
2003	70,351
2004	62,521
2005	51,340
2006	43,208
Thereafter	142,974

$447,719

MACERICH 2001 Financial Statements    89

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

During January 2000, the Emerging Issues Task Force addressed certain revenue recognition policies which required overage rent to be recognized as revenue only when each tenant's sales exceeded its threshold. The Partnership previously recognized overage rent before the threshold was met based on tenant sales over a prorated base sales amount. The Partnership changed its accounting method effective January 1, 2000 and recorded a loss for the cumulative effect of the change in 2000 of $1,053.

Tenant recoveries for real estate taxes and common area maintenance are adjusted annually based on actual expenses, and the related revenues are recognized in the year in which the expenses are incurred. Charges for other operating expenses are billed monthly with periodic adjustments based on the estimated utility usage and/or a current price index, and the related revenues are recognized as the amounts are billed and as adjustments become determinable.

(b)    Cash Equivalents

All highly liquid debt instruments purchased with original maturities of three months or less are considered to be cash equivalents.

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

The Partnership assesses whether there has been an impairment in the value of a property by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand,

90    MACERICH 2001 Financial Statements

competition and other economic factors. Such factors include the tenants' ability to perform their duties and pay rent under the terms of the leases. The Partnership would recognize an impairment loss if the estimated future income stream of a property is not sufficient to recover its investment. Such a loss would be the difference between the carrying value and the fair value of a property. Management believes no impairment in its net carrying values of its properties have occurred.

(d)    Financing Costs

Financing costs of $2,572 related to the proceeds of mortgage notes issued April 12, 2000 are being amortized to interest expense over the remaining life of the notes.

(e)    Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(f)    Income Taxes

As a partnership, the allocated share of income or loss for the year is includable in the income tax returns of the partners; accordingly, income taxes are not reflected in the accompanying financial statements.

(g)    Derivative Financial Instruments

The Partnership uses derivative financial instruments in the normal course of business to manage, or hedge, interest rate risk and records all derivatives on the balance sheet at fair value. The Partnership requires that hedging derivative instruments are effective in reducing the risk exposure that they are designated to hedge. For derivative instruments associated with the hedge of an anticipated transaction, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Any instrument that meets these hedging criteria is formally designated as a hedge at the inception of the derivative contract. When the terms of an underlying transaction are modified resulting in some ineffectiveness, the portion of the change in the derivative fair value related to ineffectiveness from period to period will be included in net income. If any derivative instrument used for risk management does not meet the hedging criteria then it is marked-to-market each period, however, the Partnership intends for all derivative transactions to meet all the hedge criteria and qualify as hedges.

On an ongoing quarterly basis, the Partnership adjusts its balance sheet to reflect the current fair value of its derivatives. Changes in the fair value of derivatives are recorded each period in income or comprehensive income, depending on whether the derivative is designated and effective as part of a hedged transaction, and on the type of hedge transaction. To the extent that the change in value of a derivative

MACERICH 2001 Financial Statements    91

does not perfectly offset the change in value of the instrument being hedged, the ineffective portion of the hedge is immediately recognized in income. Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to income. This reclassification occurs when the hedged items are also recognized in income. The Partnership has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.

To determine the fair values of derivative instruments, the Partnership uses standard market conventions and techniques such as discounted cash flow analysis, option pricing models, and termination cost at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

(3) Mortgage Notes Payable and Fair Value of Financial Instruments

In connection with the acquisition of the properties in 1998, the Partnership assumed $485,000 of mortgage notes secured by the properties. The notes consist of $300,000 of debt that is due in May 2006 and requires monthly interest payments at a fixed weighted average rate of 7.41% and $185,000 of debt that is due in May 2003 and requires monthly interest payments at a variable weighted average rate (based on LIBOR) of 2.39% and 7.21% at December 31, 2001 and 2000, respectively. The variable rate debt is covered by an interest cap agreement that effectively prevents the variable rate from exceeding 11.53% (see note 5). In March 2000, the Partnership made a principal payment of $500 on the variable rate debt in order to obtain $138,500 of additional mortgage financing.

The fair value assigned to the $300,000 fixed-rate debt at the acquisition date based on an estimated market interest rate of 6.23% was $322,711, and the resultant debt premium is being amortized to interest expense over the remaining term of the debt using a level yield method. At December 31, 2001 and 2000, the unamortized balance of the debt premium was $13,512 and $16,114, respectively.

On April 12, 2000, the Partnership obtained $138,500 of additional mortgage financing which is also secured by the properties. The notes consist of $57,100 of debt that requires monthly interest payments at a fixed weighted average rate of 8.13% and $81,400 of debt that requires monthly interest payments at a variable weighted average rate (based on LIBOR) of 2.27% and 7.08% at December 31, 2001 and 2000, respectively. All of the notes mature on May 15, 2006. The variable rate debt is covered by an interest cap agreement that effectively prevents the variable rate from exceeding 11.83% (see note 5).

The fair value of the fixed-rate debt of $357,100 at December 31, 2001 and 2000 based on an interest rate of 6.43% and 6.94%, respectively, is estimated to be $372,100 and $368,892, respectively. The carrying value of the variable-rate debt of $265,900 and the Partnership's other financial instruments are estimated to approximate their fair values.

Interest costs of $195 were capitalized in 2000 as a component of the cost of major development projects.

92    MACERICH 2001 Financial Statements

(4) Management Services

Management fees incurred in 2001, 2000 and 1999 totaled $1,973, $1,900 and $1,960, respectively, for the Simon-managed properties and $1,991, $1,862 and $1,803, respectively, for the Macerich-managed properties, both based on a fee of 4% of gross receipts, as defined.

(5) Cumulative Effect of Accounting Change

Effective January 1, 2001, the Partnership adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended in June 2000 by SFAS 138, Accounting for Derivative Instruments and Hedging Activities. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and requires the Partnership to record on the balance sheet all derivative instruments at fair value and to recognize certain non-cash changes in these fair values either in the statement of operations or other comprehensive income, as appropriate under SFAS 133. SFAS 133 currently impacts the accounting for the Partnership's interest rate cap agreements.

Upon adoption of SFAS 133, the Partnership recorded the difference between the fair value of the derivative instruments and the previous carrying amount of its interest rate cap agreements on its balance sheets in net income, as the cumulative effect of a change in accounting principle in accordance with APB 20, Accounting Changes. On adoption, the Partnership's net fair value of derivatives was $80 which was recorded in other assets. In addition, an expense of $256 was recorded as a cumulative effect of accounting change in the statement of operations.

As of December 31, 2001, the Partnership has recorded derivatives at their fair values of $156 included in other assets. These derivatives consist of interest rate cap agreements with a total notional amount of $266,400, with maturity dates ranging form May 2003 to May 2006. The Partnership's exposure to market risk due to changes in interest rates relates to the Partnership's long-term debt obligations. Through its risk management strategy, the Partnership manages exposure to interest rate market risk by interest rate protection agreements to effectively cap a portion of variable rate debt. The Partnership's intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contract hedging these exposures. The Partnership does not enter into interest rate protection agreements for speculative purposes.

(6) Contingent Liability

The Partnership currently is not involved with any litigation other than routine and administrative proceedings arising in the ordinary course of business. On the basis of consultation with counsel, management believes that these items will not have a material adverse impact on the Partnership's financial statements taken as a whole.

MACERICH 2001 Financial Statements    93

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

(Dollars in thousands)

Schedule III. Real Estate and Accumulated Depreciation

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
	Land	Building and Improvements	Equipment and Furnishings	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Furniture, Fixtures and Equipment	Constuction in Progress	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation

Shopping Centers/Entities:
Bristol Shopping Center	$132	$11,587	$0	$1,624	$132	$13,196	$0	$15	$13,343	$7,221	$6,122
Boulder Plaza	2,919	9,053	0	1,944	2,919	10,997	0	0	13,916	3,952	9,964
Capitola Mall	11,312	46,689	0	2,942	11,309	49,115	90	429	60,943	8,000	52,943
Carmel Plaza	9,080	36,354	0	1,062	9,080	37,308	37	71	46,496	3,369	43,127
Chesterfield Towne Center	18,517	72,936	2	18,688	18,517	89,416	2,194	16	110,143	22,642	87,501
Citadel, The	21,600	86,711	0	4,796	21,600	90,817	423	267	113,107	10,281	102,826
Corte Madera, Village at	24,433	97,821	0	3,234	24,433	100,837	174	44	125,488	9,152	116,336
County East Mall	4,096	20,317	1,425	7,953	4,099	28,581	838	273	33,791	13,928	19,863
Crossroads Mall–Boulder	50	37,793	64	49,241	21,616	42,441	162	22,929	87,148	26,640	60,508
Crossroads Mall–Oklahoma	10,279	43,486	291	14,104	12,797	53,926	386	1,051	68,160	13,035	55,125
Fresno Fashion Fair	17,966	72,194	0	(497)	17,966	70,948	150	599	89,663	9,441	80,222
Great Falls Marketplace	2,960	11,840	0	669	3,090	12,379	0	0	15,469	1,259	14,210
Greeley Mall	5,601	12,648	13	9,068	5,601	21,476	172	81	27,330	12,597	14,733
Green Tree Mall	4,947	14,925	332	24,489	4,947	39,181	565	0	44,693	25,586	19,107
Holiday Village Mall	3,491	18,229	138	18,959	5,268	35,196	254	99	40,817	24,280	16,537
Northgate Mall	8,400	34,865	841	21,339	8,400	55,686	1,002	357	65,445	24,845	40,600
Northwest Arkansas Mall	18,800	75,358	0	1,855	18,800	76,938	235	40	96,013	6,236	89,777
Pacific View	8,697	8,696	0	104,481	8,697	112,667	352	158	121,874	5,390	116,484
Parklane Mall	2,311	15,612	173	16,364	2,426	25,295	456	6,283	34,460	19,019	15,441
Queens Center	21,460	86,631	8	28,189	21,454	87,514	651	26,669	136,288	13,861	122,427
Rimrock Mall	8,737	35,652	0	5,016	8,737	40,325	119	224	49,405	5,759	43,646
Salisbury, The Centre at	15,290	63,474	31	2,590	15,284	65,514	587	0	81,385	11,399	69,986
Santa Monica Place	26,400	105,600	0	4,438	26,400	109,315	466	257	136,438	5,963	130,475
South Plains Mall	23,100	92,728	0	3,466	23,100	95,868	219	107	119,294	9,058	110,236
South Towne Center	19,600	78,954	0	7,774	19,454	86,273	221	380	106,328	11,522	94,806
Valley View Center	17,100	68,687	0	18,751	17,765	75,897	657	10,219	104,538	11,495	93,043
Vintage Faire Mall	14,902	60,532	0	13,031	14,298	73,116	1,051	0	88,465	8,838	79,627
Westside Pavilion	34,100	136,819	0	13,026	34,099	147,296	1,958	593	183,946	13,971	169,975
The Macerich Partnership, L.P.	451	1,844	0	8,344	451	8,010	2,178	0	10,639	617	10,022
Macerich Property Management Company, LLC	0	0	2,808	0	0	0	2,808	0	2,808	1,148	1,660

	$356,731	$1,458,035	$6,126	$406,940	$382,739	$1,755,528	$18,405	$71,161	$2,227,833	$340,504	$1,887,329

94    MACERICH 2001 Financial Statements

Depreciation and amortization of the Company's investment in buildings and improvements reflected in the statements of income are calculated over the estimated useful lives of the asset as follows:

Buildings and improvements	5-40 years
Tenant improvements	life of related lease
Equipment and furnishings	5-7 years

The changes in total real estate assets for the three years ended December 31, 2001 are as follows:

	1999	2000	2001

Balance, beginning of year	$2,213,125	$2,174,535	$2,228,468
Additions	224,322	53,933	81,506
Disposals and retirements	(262,912)	–	(82,141)

Balance, end of year	$2,174,535	$2,228,468	$2,227,833

The changes in accumulated depreciation and amortization for the three years ended December 31, 2001 are as follows:

	1999	2000	2001

Balance, beginning of year	$246,280	$243,120	$294,884
Additions	52,592	51,764	56,121
Disposals and retirements	(55,752)	–	(10,501)

Balance, end of year	$243,120	$294,884	$340,504

MACERICH 2001 Financial Statements    95

PACIFIC PREMIER RETAIL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

(Dollars in thousands)

Schedule III. Real Estate and Accumulated Depreciation

	Initial Cost to Trust			Gross Amount Which Carried at Close of Period
Properties:	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Furniture, Fixtures and Equipment	Construction in Progress	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation

Cascade Mall	$8,200	$32,843	$885	$8,200	$33,569	$111	$48	$41,928	$2,509	$39,419
Creekside Crossing Mall	620	2,495	45	620	2,512	–	28	3,160	190	2,970
Cross Court Plaza	1,400	5,629	49	1,400	5,678	–	–	7,078	420	6,658
Kitsap Mall	13,590	56,672	884	13,590	57,507	25	24	71,146	4,385	66,761
Kitsap Place Mall	1,400	5,627	106	1,400	5,733	–	–	7,133	422	6,711
Lakewood Mall	48,025	112,059	39,338	48,025	150,509	881	7	199,422	7,420	192,002
Los Cerritos Center	57,000	133,000	2,628	57,000	134,152	1,440	36	192,628	7,923	184,705
Northpoint Plaza	1,400	5,627	30	1,400	5,657	–	–	7,057	418	6,639
Redmond Towne Center	18,381	73,868	9,599	16,942	81,319	61	3,526	101,848	5,907	95,941
Redmond Office	20,676	90,929	15,235	20,676	106,164	–	–	126,840	6,205	120,635
Stonewood Mall	30,902	72,104	1,271	30,901	72,921	188	267	104,277	4,192	100,085
Washington Square Mall	33,600	135,084	1,153	33,600	135,981	214	42	169,837	10,236	159,601
Washington Square Too	4,000	16,087	7	4,000	16,093	1	–	20,094	1,189	18,905

	$239,194	$742,024	$71,230	$237,754	$807,795	$2,921	$3,978	$1,052,448	$51,416	$1,001,032

96    MACERICH 2001 Financial Statements

Depreciation and amortization of the Trust's investment in buildings and improvements reflected in the statement of income are calculated over the estimated useful lives of the asset as follows:

Buildings and improvements	5-39 years
Tenant improvements	life of related lease
Equipment and furnishings	5-7 years

The changes in total real estate assets for the three years ended December 31, 2001 are as follows:

	1999	2000	2001

Balance, beginning of year	–	$995,045	$1,031,329
Acquisitions	$981,218	–	–
Additions	13,827	36,284	21,119
Disposals and retirements	–	–	–

Balance, end of year	$995,045	$1,031,329	$1,052,448

The changes in accumulated depreciation and amortization for the three years ended December 31, 2001 are as follows:

	1999	2000	2001

Balance, beginning of year	–	$10,302	$29,845
Additions	$10,302	19,543	21,571
Disposals and retirements	–	–	–

Balance, end of year	$10,302	$29,845	$51,416

MACERICH 2001 Financial Statements    97

SDG MACERICH PROPERTIES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

(Dollars in thousands)

Schedule III. Real Estate and Accumulated Depreciation

		Initial Cost to Partnership				Gross Book Value at December 31, 2001
					Costs Capitalized Subsequent to Acquisition
Shopping Center (1)	Location	Land	Building and Improvements	Equipment and Furnishings		Land	Building and Improvements	Equipment and Furnishings	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation

Mesa Mall	Grand Junction, Colorado	$11,155	44,635	–	2,560	11,155	47,169	26	4,951	53,399
Lake Square Mall	Leesburg, Florida	7,348	29,392	–	1,034	7,348	30,338	88	3,442	34,332
South Park Mall	Moline, Illinois	21,341	85,540	–	4,147	21,341	89,363	324	9,322	101,706
Eastland Mall	Evansville, Indiana	28,160	112,642	–	4,874	28,160	117,152	364	12,013	133,663
Lindale Mall	Cedar Rapids, Iowa	12,534	50,151	–	2,104	12,534	52,225	30	5,269	59,520
North Park Mall	Davenport, Iowa	17,210	69,042	–	7,068	17,210	75,714	396	7,503	85,817
South Ridge Mall	Des Moines, Iowa	11,524	46,097	–	5,335	12,112	50,683	161	5,392	57,564
Granite Run Mall	Media, Pennsylvania	26,147	104,671	–	2,908	26,147	107,257	322	10,726	123,000
Rushmore Mall	Rapid City, South Dakota	12,089	50,588	–	2,653	12,089	53,186	55	5,863	59,467
Empire Mall	Sioux Falls, South Dakota	23,706	94,860	–	10,276	23,697	105,019	126	10,618	118,224
Empire East	Sioux Falls, South Dakota	2,073	8,291	–	15	2,073	8,306	–	817	9,562
Southern Hills Mall	Sioux City, South Dakota	15,697	62,793	–	2,432	15,697	65,127	98	6,623	74,299
Valley Mall	Harrisonburg, Virginia	10,393	41,572	–	2,113	10,399	43,544	135	4,353	49,725

		$199,377	800,274	–	47,519	199,962	845,083	2,125	86,892	960,278

(1)
All of the shopping centers were acquired in 1998 and are encumbered by mortgage notes payable with a carrying value of $636,512 and $639,114 at December 31, 2001 and 2000, respectively.

98    MACERICH 2001 Financial Statements

Depreciation and amortization of the Partnership's investment in shopping center properties reflected in the statement of operations are calculated over the estimated useful lives of the assets as follows:

Buildings and improvements	39 years
Tenant improvements	Shorter of lease term or useful life
Equipment and furnishings	5 -7 years

The changes in total shopping center properties for the years ended December 31, 2001, 2000 and 1999 are as follows:

Balance at December 31, 1998	$1,004,573
Acquisitions in 1999	–
Additions in 1999	12,394
Disposals and retirements in 1999	(160)

Balance at December 31, 1999	1,016,807
Acquisitions in 2000	–
Additions in 2000	14,819
Disposals and retirements in 2000	(167)

Balance at December 31, 2000	1,031,459
Acquisitions in 2001	–
Additions in 2001	15,779
Disposals and retirements in 2001	(68)

Balance at December 31, 2001	$1,047,170

MACERICH 2001 Financial Statements    99

The changes in accumulated depreciation for the years ended December 31, 2001, 2000 and 1999 are as follows:

Balance at December 31, 1998	$17,383
Additions in 1999	21,451
Disposals and retirements in 1999	(16)

Balance at December 31, 1999	38,818
Additions in 2000	23,201
Disposals and retirements in 2000	–

Balance at December 31, 2000	62,019
Additions in 2001	24,941
Disposals and retirements in 2001	(68)

Balance at December 31, 2001	$86,892

100    MACERICH 2001 Financial Statements

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

Signature	Capacity	Date

/s/ ARTHUR M. COPPOLA Arthur M. Coppola	President and Chief Executive Officer And Director	March 22, 2002
/s/ MACE SIEGEL Mace Siegel	Chairman of the Board	March 22, 2002
/s/ DANA K. ANDERSON Dana K. Anderson	Vice Chairman of the Board	March 22, 2002
/s/ EDWARD C. COPPOLA Edward C. Coppola	Executive Vice President	March 22, 2002
/s/ JAMES COWNIE James Cownie	Director	March 22, 2002
/s/ THEODORE HOCHSTIM Theodore Hochstim	Director	March 22, 2002
/s/ FREDERICK HUBBELL Frederick Hubbell	Director	March 22, 2002
/s/ STANLEY MOORE Stanley Moore	Director	March 22, 2002

MACERICH 2001 Financial Statements    101

/s/ WILLIAM SEXTON William Sexton	Director	March 22, 2002
/s/ THOMAS E. O'HERN Thomas E. O'Hern	Executive Vice President, Treasurer and Chief Financial and Accounting Officer	March 22, 2002

102    MACERICH 2001 Financial Statements

EXHIBIT INDEX

Exhibit Number	Description	Sequentially Numbered Page

3.1*	Articles of Amendment and Restatement of the Company
3.1.1**	Articles Supplementary of the Company
3.1.2***	Articles Supplementary of the Company (Series A Preferred Stock)
3.1.3****	Articles Supplementary of the Company (Series B Preferred Stock)
3.1.4###	Articles Supplementary of the Company (Series C Junior Participating Preferred Stock)
3.2*****	Amended and Restated Bylaws of the Company
4.1*****	Form of Common Stock Certificate
4.2******	Form of Preferred Stock Certificate (Series A Preferred Stock)
4.2.1###	Form of Preferred Stock Certificate (Series B Preferred Stock)
4.2.2*****	Form of Preferred Stock Certificate (Series C Junior Participating Preferred Stock)
4.3*******	Indenture for Convertible Subordinated Debentures dated June 27, 1997
4.4*****	Agreement dated as of November 10, 1998 between the Company and First Chicago Trust Company of New York, as Rights Agent
10.1********	Amended and Restated Limited Partnership Agreement for the Operating Partnership dated as of March 16, 1994
10.1.1******	Amendment to Amended and Restated Limited Partnerships Agreement for the Operating Partnership dated June 27, 1997
10.1.2******	Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated November 16, 1997
10.1.3******	Fourth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated February 25, 1998
10.1.4******	Fifth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated February 26, 1998
10.1.5###	Sixth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated June 17, 1998
10.1.6###	Seventh Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated December 31, 1999
10.1.7#######	Eighth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated November 9, 2000.
10.2********	Employment Agreement between the Company and Mace Siegel dated as of March 16, 1994
10.2.1********	List of Omitted Employment Agreements
10.2.2******	Employment Agreement between Macerich Management Company and Larry Sidwell dated as of February 11, 1997
10.3******	The Macerich Company Amended and Restated 1994 Incentive Plan

MACERICH 2001 Financial Statements    103

10.4#	The Macerich Company 1994 Eligible Directors' Stock Option Plan
10.5#	The Macerich Company Deferred Compensation Plan
10.6#	The Macerich Company Deferred Compensation Plan for Mall Executives
10.7#####	The Macerich Company Eligible Directors' Deferred Compensation Plan/Phantom Stock Plan (as amended and restated as of June 30, 2000)
10.8********	The Macerich Company Executive Officer Salary Deferral Plan
10.9####	1999 Cash Bonus/Restricted Stock Program and Stock Unit Program under the Amended and Restated 1994 Incentive Plan (including the forms of the Award Agreements)
10.10********	Registration Rights Agreement, dated as of March 16, 1994, between the Company and The Northwestern Mutual Life Insurance Company
10.11********	Registration Rights Agreement, dated as of March 16, 1994, among the Company and Mace Siegel, Dana K. Anderson, Arthur M. Coppola and Edward C. Coppola
10.12*******	Registration Rights Agreement, dated as of March 16, 1994, among the Company, Richard M. Cohen and MRII Associates
10.13*******	Registration Rights Agreement dated as of June 27, 1997
10.14*******	Registration Rights Agreement dated as of February 25, 1998 between the Company and Security Capital Preferred Growth Incorporated
10.15********	Incidental Registration Rights Agreement dated March 16, 1994
10.16******	Incidental Registration Rights Agreement dated as of July 21, 1994
10.17******	Incidental Registration Rights Agreement dated as of August 15, 1995
10.18******	Incidental Registration Rights Agreement dated as of December 21, 1995
10.18.1******	List of Incidental/Demand Registration Rights Agreements, Election Forms, Accredited/Non-Accredited Investors Certificates and Investor Certificates
10.19###	Registration Rights Agreement dated as of June 17, 1998 between the Company and the Ontario Teachers' Pension Plan Board
10.20###	Redemption, Registration Rights and Lock-Up Agreement dated as of July 24, 1998 between the Company and Harry S. Newman, Jr. and LeRoy H. Brettin
10.21********	Indemnification Agreement, dated as of March 16, 1994, between the Company and Mace Siegel
10.21.1********	List of Omitted Indemnification Agreements

104    MACERICH 2001 Financial Statements

10.22*	Partnership Agreement for Macerich Northwestern Associates, dated as of January 17, 1985, between Macerich Walnut Creek Associates and the Northwestern Mutual Life Insurance Company
10.23********	First Amendment to Macerich Northwestern Associates Partnership Agreement between Operating Partnership and the Northwestern Mutual Life Insurance Company
10.24*	Agreement of Lease (Crossroads-Boulder), dated December 31, 1960, between H.R. Hindry, as lessor, and Gerri Von Frellick, as lessee, with amendments and supplements thereto
10.25******	Secured Full Recourse Promissory Note dated November 17, 1997 Due November 16, 2007 made by Edward C. Coppola to the order of the Company
10.25.1******	List of Omitted Secured Full Recourse Notes
10.26******	Stock Pledge Agreement dated as of November 17, 1997 made by Edward C. Coppola for the benefit of the Company
10.26.1******	List of omitted Stock Pledge Agreement
10.27******	Promissory Note dated as of May 2, 1997 made by David J. Contis to the order of Macerich Management Company
10.28##	Purchase and Sale Agreement between the Equitable Life Assurance Society of the United States and S.M. Portfolio Partners
10.29******	Partnership Agreement of S.M. Portfolio Ltd. Partnership
10.30#######	Second Amended and Restated Credit and Guaranty Agreement, dated as of March 22, 2001, between the Operating Partnership, the Company and Wells Fargo Bank, National Association
10.31######	Secured full recourse promissory note dated November 30, 1999 due November 29, 2009 made by Arthur M. Coppola to the order of the Company
10.32######	Stock Pledge Agreement dated as of November 30, 1999 made by Arthur M. Coppola for the benefit of the Company
10.33#######	The Macerich Company 2000 Incentive Plan effective as of November 9, 2000 (including 2000 Cash Bonus/Restricted Stock Program and Stock Unit Program and Award Agreements)
10.34#######	Form of Stock Option Agreements under the 2000 Incentive Plan
10.35########	Option/Unrestricted Share Exchange Agreement Dated as of March 31, 2001 between the Company and David J. Contis
10.36########	Option/Stock Unit Exchange Agreement Dated as of March 31, 2001 between the Company and Larry E. Sidwell
10.37########	Amendments to the Amended and Restated 1994 Incentive Plan dated as of March 31, 2001
10.38########	Amendments to the 2000 Incentive Plan dated March 31, 2001

MACERICH 2001 Financial Statements    105

10.39	Management Continuity Agreement dated March 15, 2002 between David Contis and the Company
10.40	List of Omitted Management Continuity Agreements
21.1	List of Subsidiaries
23.1	Consent of Independent Accountants (PricewaterhouseCoopers LLP)
23.2	Consent of Independent Auditors (KPMG LLP)

*	Previously filed as an exhibit to the Company's Registration Statement on Form S-11, as amended (No. 33-68964), and incorporated herein by reference.
**	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date May 30, 1995, and incorporated herein by reference.
***	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date February 25, 1998, and incorporated herein by reference.
****	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date June 17, 1998, and incorporated herein by reference.
*****	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date November 10, 1998, as amended, and incorporated herein by reference.
******	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.
*******	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date June 20, 1997, and incorporated herein by reference.
********	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
#	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference.
##	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date February 27, 1998, and incorporated herein by reference.
###	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.
####	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.
#####	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, and incorporated herein by reference.
######	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.
#######	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference
########	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference

106    MACERICH 2001 Financial Statements

QuickLinks

THE MACERICH COMPANY Annual Report on Form 10-K For The Year Ended December 31, 2001
TABLE OF CONTENTS
Part I
Item I. Business
  General
  Recent Developments
    A. Equity Offerings
    B. Refinancings
    C. Redevelopment
    D. Stock Repurchase Program
    E. Other Events
  The Shopping Center Industry
    General
    Regional Shopping Centers
    Community Shopping Centers
  Business of the Company
    Management and Operating Philosophy
    Cost of Occupancy
    Competition
    Major Tenants
    Mall and Freestanding Stores
    Bankruptcy and/or Closure of Retail Stores
    Lease Expirations
    Anchors
  Environmental Matters
  Insurance
  Qualification as a Real Estate Investment Trust
  Employees
Item 2. Properties
  Mortgage Debt
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
Part II
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
Item 6. Selected Financial Data.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  General Background and Performance Measurement
  Forward-Looking Statements
  Assets and Liabilities
  Recent Developments
    A. Equity Offerings
    B. Refinancing
    C. Redevelopment
    D. Stock Repurchase Program
    E. Other Events
  Comparison of Years Ended December 31, 2001 and 2000
    Revenues
    Expenses
    Interest Expense
    Depreciation and Amortization
    Minority Interest
    Income From Unconsolidated Joint Ventures and Management Companies
    Gain (loss) on Sale of Assets
    Extraordinary Loss from Early Extinguishment of Debt
    Cumulative Effect of Change in Accounting Principle
    Net Income Available to Common Stockholders
    Operating Activities
    Investing Activities
    Financing Activities
    EBITDA and Funds From Operations
  Comparison of Years Ended December 31, 2000 and 1999
    Revenues
    Expenses
    Interest Expense
    Depreciation and Amortization
    Minority Interest
    Income From Unconsolidated Joint Ventures and Management Companies
    Gain (loss) on Sale of Assets
    Extraordinary Loss from Early Extinguishment of Debt
    Cumulative Effect of Change in Accounting Principle
    Net Income Available to Common Stockholders
    Operating Activities
    Investing Activities
    Financing Activities
    EBITDA and Funds From Operations
  Liquidity and Capital Resources
  Funds From Operations
  Inflation
  Seasonality
  Statement on Critical Accounting Policies
    Revenue Recognition
    Property
    Deferred Charges
  New Pronouncements Issued
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
Part IV
Item 14. Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K
REPORT OF INDEPENDENT ACCOUNTANTS
    Basis Of Presentation
    Cash And Cash Equivalents
    Tenant Receivables
    Revenues
    Property
    Deferred Charges
    Deferred Acquisition Liability
    Income Taxes
    Reclassifications
    Accounting Pronouncements
    Fair Value of Financial Instruments
    Earnings Per Share ("EPS")
    Concentration of Risk
    Management Estimates
COMBINED AND CONDENSED BALANCE SHEETS OF JOINT VENTURES AND THE MANAGEMENT COMPANIES
COMBINED AND CONDENSED STATEMENTS OF OPERATIONS OF JOINT VENTURES AND THE MANAGEMENT COMPANIES
REPORT OF INDEPENDENT ACCOUNTANTS
    Cash and Cash Equivalents
    Tenant Receivables
    Revenues
    Property
    Deferred Charges
    Income taxes
    Accounting Pronouncements
    Fair Value of Financial Instruments
    Concentration of Risk
    Management Estimates
Independent Auditors' Report
    (a) Partnership Organization
    (b) Properties
    (a) Revenues
    (b) Cash Equivalents
    (c) Properties
    (d) Financing Costs
    (e) Use of Estimates
    (f) Income Taxes
    (g) Derivative Financial Instruments
THE MACERICH COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2001 (Dollars in thousands)
Schedule III. Real Estate and Accumulated Depreciation
PACIFIC PREMIER RETAIL TRUST NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2001 (Dollars in thousands)
Schedule III. Real Estate and Accumulated Depreciation
SDG MACERICH PROPERTIES, L.P. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2001 (Dollars in thousands)
Schedule III. Real Estate and Accumulated Depreciation
EXHIBIT INDEX