Form 10-Q
period 2002-03-31
MACERICH CO
filed 2002-05-15
CIK 912242

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                              TO

COMMISSION FILE NO. 1-12504

THE MACERICH COMPANY
(Exact name of registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	95-4448705 (I.R.S. Employer Identification Number)
401 Wilshire Boulevard, Suite 700, Santa Monica, CA (Address of principal executive office)	90401 (Zip code)

(310) 394-6000
Registrant's telephone number, including area code

N/A
(Former name, former address and former fiscal year, if changed since last report)

Common stock, par value $.01 per share: 36,240,095 shares
Number of shares outstanding of the registrant's common stock, as of May 9, 2002.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes ☒    No ☐

FORM 10-Q

INDEX

		Page
PART I:	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated balance sheets of the Company as of March 31, 2002 and December 31, 2001	1
	Consolidated statements of operations of the Company for the periods from January 1 through March 31, 2002 and 2001	2
	Consolidated statements of cash flows of the Company for the periods from January 1 through March 31, 2002 and 2001	3
	Notes to condensed and consolidated financial statements	4 to 14
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15 to 24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
PART II:	OTHER INFORMATION	26

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)

	March 31, 2002	December 31, 2001
ASSETS:
Property, net	$1,872,441	$1,887,329
Cash and cash equivalents	68,566	26,470
Tenant receivables, including accrued overage rents of $872 in 2002 and $6,390 in 2001	35,371	42,537
Deferred charges and other assets, net	57,434	59,640
Investments in joint ventures and the Management Companies	275,324	278,526

Total assets	$2,309,136	$2,294,502

LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY:
Mortgage notes payable:
Related parties	$81,457	$81,882
Others	1,154,614	1,157,630

Total	1,236,071	1,239,512
Bank notes payable	125,000	159,000
Convertible debentures	125,148	125,148
Accounts payable and accrued expenses	25,333	26,161
Due to affiliates	2,271	998
Other accrued liabilities	27,102	28,394
Preferred stock dividend payable	5,013	5,013

Total liabilities	1,545,938	1,584,226

Minority interest in Operating Partnership	121,570	113,986

Commitments and contingencies (Note 9)
Series A cumulative convertible redeemable preferred stock, $.01 par value, 3,627,131 shares authorized, issued and outstanding at March 31, 2002 and December 31, 2001	98,934	98,934
Series B cumulative convertible redeemable preferred stock, $.01 par value, 5,487,471 shares authorized, issued and outstanding at March 31, 2002 and December 31, 2001	148,402	148,402

	247,336	247,336

Common stockholders' equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 36,182,008 and 33,981,946 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	360	340
Additional paid in capital	415,723	366,349
Accumulated deficit	(6,551)	(4,944)
Accumulated other comprehensive loss	(5,492)	(5,820)
Unamortized restricted stock	(9,748)	(6,971)

Total common stockholders' equity	394,292	348,954

Total liabilities, preferred stock and common stockholders' equity	$2,309,136	$2,294,502

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
REVENUES:
Minimum rents	$48,565	$48,286
Percentage rents	1,297	1,843
Tenant recoveries	24,639	24,721
Other	2,449	2,439

Total revenues	76,950	77,289

EXPENSES:
Shopping center and operating expenses	25,698	24,050
General and administrative expense	1,533	1,682
Interest expense:
Related parties	1,445	2,485
Others	23,679	25,511

Total interest expense	25,124	27,996

Depreciation and amortization	16,509	16,017
Equity in income of unconsolidated joint ventures and the management companies	6,306	6,055
Gain (loss) on sale of assets	(152)	(321)

Income before extraordinary item and minority interest	14,240	13,278
Extraordinary loss on early extinguishment of debt	—	(186)

Income of the Operating Partnership from continuing operations	14,240	13,092
Discontinued Operations:
Gain on sale of asset	13,408	—
Income from discontinued operations	288	286

Income before minority interest	27,936	13,378
Less minority interest in net income of the Operating Partnership	5,573	2,128

Net income	22,363	11,250
Less preferred dividends	5,013	4,831

Net income available to common stockholders	$17,350	$6,419

Earnings per common share—basic:
Income from continuing operations before extraordinary item	$0.20	$0.19
Extraordinary item	—	(0.01)
Discontinued operations	0.30	0.01

Net income per share available to common stockholders	$0.50	$0.19

Weighted average number of common shares outstanding—basic	34,734,000	33,640,000

Weighted average number of common shares outstanding—basic, assuming full conversion of operating partnership units outstanding	45,887,000	44,796,000

Earnings per common share—diluted:
Income from continuing operations before extraordinary item	$0.20	$0.18
Extraordinary item	—	—
Discontinued operations	0.30	0.01

Net income per share—available to common stockholders	$0.50	$0.19

Weighted average number of common shares outstanding—diluted for EPS	45,887,000	44,796,000

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the three months ended March 31,
	2002	2001
Cash flows from operating activities:
Net income—available to common stockholders	$17,350	$6,419
Preferred dividends	5,013	4,831

Net income	22,363	11,250

Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary loss on early extinguishment of debt	—	186
(Gain) loss on sale of assets	(13,256)	321
Depreciation and amortization	16,624	16,104
Amortization of net discount on trust deed note payable	8	8
Minority interest in net income of the Operating Partnership	5,573	2,128
Changes in assets and liabilities:
Tenant receivables, net	7,166	6,163
Other assets	1,962	(7,021)
Accounts payable and accrued expenses	(828)	546
Due to affiliates	1,273	(7,240)
Other liabilities	(1,292)	(882)

Total adjustments	17,230	10,313

Net cash provided by operating activities	39,593	21,563

Cash flows from investing activities:
Acquisitions of property and property improvements	(753)	(4,007)
Renovations, dispositions and expansions of centers	(6,057)	(7,679)
Tenant allowances	(2,098)	(2,795)
Deferred leasing charges	(2,407)	(1,044)
Equity in income of unconsolidated joint ventures and the management companies	(6,306)	(6,055)
Distributions from joint ventures	9,508	11,136
Contributions to joint ventures	—	(4,602)
Proceeds from sale of assets	23,716	—

Net cash provided by (used in) investing activities	15,603	(15,046)

Cash flows from financing activities:
Proceeds from mortgages, notes and debentures payable	—	82,911
Payments on mortgages, notes and debentures payable	(37,449)	(74,464)
Deferred financing costs	(638)	(1,209)
Net proceeds from equity offerings	52,214	—
Dividends and distributions	(22,214)	(23,435)
Dividends to preferred stockholders	(5,013)	(4,831)

Net cash used in financing activities	(13,100)	(21,028)

Net increase (decrease) in cash	42,096	(14,511)
Cash and cash equivalents, beginning of period	26,470	36,273

Cash and cash equivalents, end of period	$68,566	$21,762

Supplemental cash flow information:
Cash payment for interest, net of amounts capitalized	$23,323	$25,643

The accompanying notes are an integral part of these financial statements.

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

  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results for interim periods are not necessarily indicative of the results to be expected for a full year. The accompanying consolidated balance sheet as of December 31, 2001 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

  Certain reclassifications have been made in the 2001 consolidated financial statements to conform to the 2002 financial statement presentation.

  Accounting Pronouncements:

          In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which requires companies to record derivatives on the balance sheet, measured at fair value. Changes in the fair values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities," which delayed the implementation of SFAS 133 from January 1, 2000 to January 1, 2001. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133," ("SFAS 138"), which amended the accounting and reporting standards of SFAS 133. As a result of the adoption of SFAS 133 on January 1, 2001, the Company recorded a transition adjustment of $7,148 to accumulated other comprehensive income related to treasury rate lock transactions settled in prior years. The entire transition adjustment was reflected in the quarter ended March 31, 2001. The Company reclassified $332 and expects to reclassify $1,328 from accumulated other comprehensive income to earnings for the three months ended March 31, 2002 and for the year ended December 31, 2002, respectively.

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

          In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company adopted SFAS 144 on January 1, 2002. The Company sold Boulder Plaza on March 19, 2002 and in accordance with SFAS 144 the results of Boulder Plaza for the periods from January 1, 2002 to March 19, 2002 and from January 1, 2001 to March 31, 2001 have been reclassified into "discontinued operations" on the consolidated statements of operations. Total revenues associated with Boulder Plaza was $460 and $474 for the periods January 1, 2002 to March 19, 2002 and January 1, 2001 to March 31, 2001, respectively.

          In May 2002, the FASB issued SFAS No. 145, "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections" ("SFAS 145"), which is effective for fiscal years beginning after May 15, 2002. SFAS 145 rescinds SFAS 4, SFAS 44 and SFAS 64 and amends SFAS 13 to modify the accounting for sales-leaseback transactions. SFAS 4 required the classification of gains and losses resulting from extinguishments of debt to be classified as extraordinary items. SFAS 64 amended SFAS 4 and is no longer necessary because SFAS 4 has been rescinded. The Company expects to reclassify a loss of $2,034 and $304 for the years ending December 31, 2001 and 2000, respectively, from extraordinary items upon adoption of SFAS 145 on January 1, 2003.

  Earnings Per Share ("EPS"):

          The computation of basic earnings per share is based on net income and the weighted average number of common shares outstanding for the three months ending March 31, 2002. The computation of diluted earnings per share does not include the effect of outstanding restricted stock and common stock options issued under the employee and director stock incentive plans as they are antidilutive using the treasury method. The Operating Partnership units ("OP units") not held by the Company have been included in the diluted EPS calculation since they are redeemable on a one-for-one basis. The following table reconciles the basic and diluted earnings per share calculation:

	For the Three Months Ended March 31,
	2002			2001
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(In thousands, except per share data)

Net Income	$22,363			$11,250
Less: Preferred stock dividends	5,013			4,831

Basic EPS:
Net income—available to common stockholders	17,350	34,734	$0.50	6,419	33,640	$0.19
Diluted EPS:
Effect of dilutive securities:
Conversion of OP units	5,573	11,153		2,128	11,156
Employee stock options and restricted stock	n/a—antidilutive for EPS			n/a—antidilutive for EPS
Convertible preferred stock	n/a—antidilutive for EPS			n/a—antidilutive for EPS
Convertible debentures	n/a—antidilutive for EPS			n/a—antidilutive for EPS

Net income—available to common stockholders	$22,923	45,887	$0.50	$8,547	44,796	$0.19

2.    Organization:

  The Company is involved in the acquisition, ownership, redevelopment, management and leasing of regional and community shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"). The Operating Partnership owns or has an ownership interest in 46 regional shopping centers and three community shopping centers aggregating approximately 41 million square feet of gross leasable area ("GLA"). These 49 regional and community shopping centers are referred to hereinafter as the "Centers", unless the context otherwise requires. The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Company's three management companies, Macerich Property Management Company, LLC, a single-member Delaware limited liability company, Macerich Manhattan Management Company, a California corporation, and Macerich Management Company, a California corporation (collectively, the "Management Companies"). The term "Management Companies" includes Macerich Property Management Company prior to the merger with Macerich Property Management Company, LLC on March 29, 2001.

  The Company was organized to qualify as a REIT under the Internal Revenue Code of 1986, as amended. As of March 31, 2002, the 20% limited partnership interest of the Operating Partnership not owned by the Company is reflected in these financial statements as minority interest.

3.    Investments in Unconsolidated Joint Ventures and the Management Companies:

  The following are the Company's investments in various joint ventures. The Operating Partnership's interest in each joint venture as of March 31, 2002 is as follows:

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

  The Company accounts for the Management Companies (exclusive of MPMC, LLC) and joint ventures using the equity method of accounting. Effective March 29, 2001, the Company consolidated the accounts for MPMC, LLC.

  On September 30, 2000, Manhattan Village, a 551,847 square foot regional shopping center, 10% of which was owned by the Operating Partnership, was sold. The joint venture sold the property for $89,000, including a note receivable from the buyer for $79,000 at a fixed interest rate of 8.75% payable monthly, until its maturity date of September 30, 2001. On December 28, 2001, the note receivable was paid down by $5,000 and the maturity date was extended to September 30, 2002 at a new fixed interest rate of 9.5%.

  Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures and the Management Companies.

COMBINED AND CONDENSED BALANCE SHEETS OF JOINT VENTURES
AND THE MANAGEMENT COMPANIES

	March 31, 2002	December 31, 2001

Assets:
Properties, net	$2,100,282	$2,179,908
Other assets	190,066	157,494

Total assets	$2,290,348	$2,337,402

Liabilities and partners' capital:
Mortgage notes payable	$1,453,877	$1,457,871
Other liabilities	122,288	138,531
The Company's capital	275,324	278,526
Outside partners' capital	438,859	462,474

Total liabilities and partners' capital	$2,290,348	$2,337,402

COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES
AND THE MANAGEMENT COMPANIES

	Three Months Ended March 31, 2002
	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Other Joint Ventures	Management Companies	Total
Revenues:
Minimum rents	$22,717	$25,274	$5,707	—	$53,698
Percentage rents	1,215	914	224	—	2,353
Tenant recoveries	10,330	9,379	1,906	—	21,615
Management fee	—	—	—	$2,172	2,172
Other	296	434	4,246	—	4,976

Total revenues	34,558	36,001	12,083	2,172	84,814

Expenses:
Shopping center and operating expenses	12,861	10,531	8,437	—	31,829
Interest expense	7,547	12,104	3,762	(90)	23,323
Management Company expense	—	—	—	1,983	1,983
Depreciation and amortization	6,402	5,836	6,349	305	18,892

Total operating expenses	26,810	28,471	18,548	2,198	76,027

Loss on sale or write-down of assets	—	—	(14,061)	—	(14,061)

Net income (loss)	$7,748	$7,530	$(20,526)	$(26)	$(5,274)

Company's pro rata share of net income (loss)	$3,874	$3,831	$(1,374)	$(25)	$6,306

COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES
AND THE MANAGEMENT COMPANIES

	Three Months Ended March 31, 2001
	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Other Joint Ventures	Management Companies	Total
Revenues:
Minimum rents	$22,810	$24,110	$4,965	$—	$51,885
Percentage rents	1,672	856	135	—	2,663
Tenant recoveries	10,883	8,591	2,245	—	21,719
Management fee	—	—	—	3,051	3,051
Other	494	604	1,968	—	3,066

Total revenues	35,859	34,161	9,313	3,051	82,384

Expenses:
Shopping center and operating expenses	13,256	9,252	6,912	—	29,420
Interest expense	10,451	12,367	1,842	(33)	24,627
Management Company expense	—	—	—	3,942	3,942
Depreciation and amortization	6,148	5,511	839	294	12,792

Total operating expenses	29,855	27,130	9,593	4,203	70,781

Gain (loss) on sale of assets	(1)	72	260	—	331

Net income (loss)	$6,003	$7,103	$(20)	$(1,152)	$11,934

Company's pro rata share of net income (loss)	$3,002	$3,622	$526	$(1,095)	$6,055

  Significant accounting policies used by the unconsolidated joint ventures and the Management Companies are similar to those used by the Company.

  Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life ("NML") of $156,455 and $157,567 as of March 31, 2002 and December 31, 2001, respectively. NML is considered a related party because they are a joint venture partner with the Company in Macerich Northwestern Associates. Interest expense incurred on these borrowings amounted to $2,603 and $2,681 for the three months ended March 31, 2002 and 2001, respectively.

4.    Property:

  Property is summarized as follows:

	March 31, 2002	December 31, 2001

Land	$379,820	$382,739
Building improvements	1,681,572	1,688,720
Tenant improvements	66,199	66,808
Equipment and furnishings	18,266	18,405
Construction in progress	76,670	71,161

	2,222,527	2,227,833
Less, accumulated depreciation	(350,086)	(340,504)

	$1,872,441	$1,887,329

  A gain on sale of assets of $13,256 for the three months ended March 31, 2002 is primarily a result of the Company selling Boulder Plaza on March 19, 2002.

5.    Mortgage Notes Payable:

  Mortgage notes payable at March 31, 2002 and December 31, 2001 consist of the following:

	Carrying Amount of Notes
	2002		2001
Property Pledged As Collateral	Other	Related Party	Other	Related Party	Interest Rate	Payment Terms		Maturity Date
Wholly Owned Centers:
Capitola Mall(b)	—	$47,558	—	$47,857	7.13%	380	(a)	2011
Carmel Plaza	$28,281	—	$28,358	—	8.18%	202	(a)	2009
Chesterfield Towne Center	62,518	—	62,742	—	9.07%	548	(c)	2024
Citadel	70,346	—	70,708	—	7.20%	554	(a)	2008
Corte Madera, Village at	70,446	—	70,626	—	7.75%	516	(a)	2009
Crossroads Mall-Boulder(d)	—	33,899	—	34,025	7.08%	244	(a)	2010
Fresno Fashion Fair	68,532	—	68,724	—	6.52%	437	(a)	2008
Greeley Mall	14,090	—	14,348	—	8.50%	187	(a)	2003
Green Tree Mall/Crossroads—OK/
Salisbury(e)	117,714	—	117,714	—	7.23%	interest only		2004
Northwest Arkansas Mall	59,569	—	59,867	—	7.33%	434	(a)	2009
Pacific View(f)	88,496	—	88,715	—	7.16%	602	(a)	2011
Queens Center	97,990	—	98,278	—	6.88%	633	(a)	2009
Rimrock Mall(g)	45,861	—	45,966	—	7.45%	320	(a)	2011
Santa Monica Place	84,078	—	84,275	—	7.70%	606	(a)	2010
South Plains Mall	63,299	—	63,474	—	8.22%	454	(a)	2009
South Towne Center	64,000	—	64,000	—	6.61%	interest only		2008
Valley View Center	51,000	—	51,000	—	7.89%	interest only		2006
Vintage Faire Mall	69,085	—	69,245	—	7.89%	508	(a)	2010
Westside Pavilion	99,309	—	99,590	—	6.67%	interest only		2008

Total—Wholly Owned Centers	$1,154,614	$81,457	$1,157,630	$81,882

        Mortgage notes payable at March 31, 2002 and December 31, 2001 consist of the following:

	Carrying Amount of Notes
	2002		2001
Property Pledged As Collateral	Other	Related Party	Other	Related Party	Interest Rate		Payment Terms		Maturity Date
Joint Venture Centers (at pro rata share):
Broadway Plaza (50%)(h)	—	$35,137	—	$35,328	6.68%		257(a	)	2008
Pacific Premier Retail Trust (51%)(h):
Cascade Mall	$12,478	—	$12,642	—	6.50%		122(a	)	2014
Kitsap Mall/Kitsap Place(i)	31,048	—	31,110	—	8.06%		230(a	)	2010
Lakewood Mall(j)	64,770	—	64,770	—	7.20%		interest only		2005
Lakewood Mall(k)	8,224	—	8,224	—	4.38%		interest only		2003
Los Cerritos Center	59,178	—	59,385	—	7.13%		421(a	)	2006
North Point Plaza	1,728	—	1,747	—	6.50%		16(a	)	2015
Redmond Town Center—Retail	31,397	—	31,564	—	6.50%		224(a	)	2011
Redmond Town Center—Office(l)	—	43,952	—	44,324	6.77%		370(a	)	2009
Stonewood Mall	39,653	—	39,653	—	7.41%		275(a	)	2010
Washington Square	58,051	—	58,339	—	6.70%		421(a	)	2009
Washington Square Too	6,027	—	6,088	—	6.50%		53(a	)	2016
SDG Macerich Properties L.P. (50%)(h)	184,968	—	185,306	—	6.54	%(m)	1,120(a	)	2006
SDG Macerich Properties L.P. (50%)(h)	92,250	—	92,250	—	2.35	%(m)	interest only		2003
SDG Macerich Properties L.P. (50%)(h)	40,700	—	40,700	—	2.22	%(m)	interest only		2006
West Acres Center (19%)(h)	7,376	—	7,425	—	6.52%		57(a	)	2009
West Acres Center (19%)(h)	1,884	—	1,894	—	9.17%		18(a	)	2009

Total—Joint Venture Centers	$639,732	$79,089	641,097	$79,652

Total—All Centers	$1,794,346	$160,546	$1,798,727	$161,534

  (a)
  This represents the monthly payment of principal and interest.

  (b)
  On May 2, 2001, the Company refinanced the debt on Capitola Mall. The prior loan was paid in full and a new note was issued for $48,500 bearing interest at a fixed rate of 7.13% and maturing May 15, 2011.

  (c)
  This amount represents the monthly payment of principal and interest. In addition, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property's gross receipts (as defined in the loan agreement) exceeds a base amount specified therein. Contingent interest expense recognized by the Company was $159 and $204 for the three months ended March 31, 2002 and 2001, respectively.

  (d)
  This note was issued at a discount. The discount is being amortized over the life of the loan using the effective interest method. At March 31, 2002 and December 31, 2001, the unamortized discount was $289 and $297, respectively.

  (e)
  This loan is cross-collateralized by Green Tree Mall, Crossroads Mall-Oklahoma and the Centre at Salisbury.

  (f)
  This loan was issued on July 10, 2001 for $89,000, and may be increased up to $96,000 subject to certain conditions.

  (g)
  On October 9, 2001, the Company refinanced the debt on Rimrock Mall. The prior loan was paid in full and a new note was issued for $46,000 bearing interest at a fixed rate of 7.45% and maturing October 1, 2011. The Company incurred a loss on early extinguishment of the prior debt in October 2001 of $1,702.

  (h)
  Reflects the Company's pro rata share of debt.

  (i)
  This loan is interest only until December 31, 2001. Effective January 1, 2002, monthly principal and interest of $450 will be payable through maturity. The debt is cross-collateralized by Kitsap Mall and Kitsap Place.

  (j)
  In connection with the acquisition of this property, the joint venture assumed $127,000 of collateralized fixed rate notes (the "Notes"). The Notes bear interest at an average fixed rate of 7.20% and mature in August 2005. The Notes require the joint venture to deposit all cash flow from the property operations with a trustee to meet its obligations under the Notes. Cash in excess of the required amount, as defined, is released. Included in cash and cash equivalents is $750 of restricted cash deposited with the trustee at March 31, 2002 and at December 31, 2001.

  (k)
  On July 28, 2000, the joint venture placed a $16,125 floating rate note on the property bearing interest at LIBOR plus 2.25% and maturing July 2003. At March 31, 2002 and December 31, 2001, the total interest rate was 4.38%.

  (l)
  Concurrent with the acquisition, the joint venture placed $76,700 of debt and obtained a construction loan for an additional $16,000. The entire principal of $16,000 has been drawn on the construction loan.

  (m)
  In connection with the acquisition of these Centers, the joint venture assumed $485,000 of mortgage notes payable which are collateralized by the properties. At acquisition, the $300,000 fixed rate portion of this debt reflected a fair value of $322,700, which included an unamortized premium of $22,700. This premium is being amortized as interest expense over the life of the loan using the effective interest method. At March 31, 2002 and December 31, 2001, the unamortized balance of the debt premium was $12,836 and $13,512, respectively. This debt is due in May 2006 and requires monthly payments of $1,852. $184,500 of this debt is due in May 2003 and requires monthly interest payments at a variable weighted average rate (based on LIBOR) of 2.35% and 2.39% at March 31, 2002 and December 31, 2001, respectively. This variable rate debt is covered by an interest rate cap agreement, which effectively prevents the interest rate from exceeding 11.53%. On April 12, 2000, the joint venture issued $138,500 of additional mortgage notes, which are collateralized by the properties and are due in May 2006. $57,100 of this debt requires fixed monthly interest payments of $387 at a weighted average rate of 8.13% while the floating rate notes of $81,400 require monthly interest payments at a variable weighted average rate (based on LIBOR) of 2.22% and 2.27% at March 31, 2002 and December 31, 2001, respectively. This variable rate debt is covered by an interest rate cap agreement which effectively prevents the interest rate from exceeding 11.83%.

  Certain mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

  Total interest expense capitalized, including the pro rata share of joint ventures of $134 and $93 (for the three months ending March 31, 2002 and 2001, respectively), during the three months ended March 31, 2002 and 2001, was $1,697 and $1,244, respectively.

  The fair value of mortgage notes payable, including the pro rata share of joint ventures of $721,788 and $721,084 at March 31, 2002 and December 31, 2001 respectively, is estimated to be approximately $1,985,523 and $1,983,183, respectively, based on current interest rates for comparable loans.

6.    Bank and Other Notes Payable:

  The Company has a credit facility of $200,000 with a maturity of July 26, 2002 with a right to extend the facility to May 26, 2003 subject to certain conditions. The interest rate on such credit facility fluctuates between 1.35% and 1.80% over LIBOR depending on leverage levels. As of March 31, 2002 and December 31, 2001, $125,000 and $159,000 of borrowings were outstanding under this line of credit at an interest rate of 3.65%.

  Additionally, as of March 31, 2002, the Company has obtained $776 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

7.    Convertible Debentures:

  During 1997, the Company issued and sold $161,400 of its convertible subordinated debentures (the "Debentures"). The Debentures, which were sold at par, bear interest at 7.25% annually (payable semi-annually) and are convertible into common stock at any time, on or after 60 days, from the date of issue at a conversion price of $31.125 per share. In November and December 2000, the Company purchased and retired $10,552 of the Debentures. The Company recorded a gain on early extinguishment of debt of $1,018 related to the transaction. In December 2001, the Company purchased and retired an additional $25,700 of the Debentures. The Debentures mature on December 15, 2002 and are callable by the Company after June 15, 2002 at par plus accrued interest. The Company is negotiating a credit facility with its bank group in which the proceeds are intended to retire the Debentures. The Company expects to put this facility in place or incur other debt during 2002 and fully retire the Debentures prior to their maturity.

8.    Related-Party Transactions:

  The Company engaged the Management Companies to manage the operations of its properties and certain unconsolidated joint ventures. For the three months ending March 31, 2002, and 2001, management fees of $0 and $757, respectively, were incurred to the Management Companies by the Company. For the three months ending March 31, 2002 and 2001, management fees of $1,873 and $1,772, respectively, were incurred to the Management Companies by the joint ventures.

  Certain mortgage notes are held by one of the Company's joint venture partners. Interest expense in connection with these notes was $1,445 and $2,485 for the three months ended March 31, 2002 and 2001, respectively. Included in accounts payable and accrued expenses is interest payable to these partners of $261 and $263 at March 31, 2002 and December 31, 2001, respectively.

  In 1997 and 1999, certain executive officers received loans from the Company totaling $6,500. These loans are full recourse to the executives. $6,000 of the loans were issued under the terms of the employee stock incentive plan, bear interest at 7%, are due in 2007 and 2009 and are secured by Company common stock owned by the executives. On February 9, 2000, $300 of the $6,000 of these loans was forgiven with respect to three of these officers and charged to compensation expense. On April 2, 2002, $2,700 of these loans were paid off in full with respect to three of these officers. The $500 loan issued in 1997 is non interest bearing and is forgiven ratably over a five year term. These loans receivable are included in other assets at March 31, 2002 and December 31, 2001.

  Certain Company officers and affiliates have guaranteed mortgages of $21,750 at one of the Company's joint venture properties and $2,000 at Greeley Mall.

9.    Commitments and Contingencies:

  The Company has certain guarantees totaling $1,026 relating to its ownership interest in MerchantWired, LLC.

  The Company has certain properties subject to noncancellable operating ground leases. The leases expire at various times through 2070, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined. Ground rent expenses, net of amounts capitalized, were $323 and $9 for the three months ended March 31, 2002 and 2001, respectively. No contingent rent was incurred in either period.

  The Company has a 2.9% interest in Constellation Real Technologies, LLC, a joint venture investing in real estate technology initiatives and opportunities. The Company funded $959 in 2001 and has committed to fund up to an additional $3,041 to this joint venture.

  Perchloroethylene ("PCE") has been detected in soil and groundwater in the vicinity of a dry cleaning establishment at North Valley Plaza, formerly owned by a joint venture of which the Company was a 50% member. The property was sold on December 18, 1997. The California Department of Toxic Substances Control ("DTSC") advised the Company in 1995 that very low levels of Dichloroethylene ("1,2 DCE"), a degradation byproduct of PCE, had been detected in a municipal water well located 1/4 mile west of the dry cleaners, and that the dry cleaning facility may have contributed to the introduction of 1,2 DCE into the water well. According to DTSC, the maximum contaminant level ("MCL") for 1,2 DCE which is permitted in drinking water is 6 parts per billion ("ppb"). The 1,2 DCE was detected in the water well at a concentration of 1.2 ppb, which is below the MCL. The Company has retained an environmental consultant and has initiated extensive testing of the site. The joint venture agreed (between itself and the buyer) that it would be responsible for continuing to pursue the investigation and remediation of impacted soil and groundwater resulting from releases of PCE from the former dry cleaner. Approximately $19 and $4 have already been incurred by the joint venture for remediation, professional and legal fees for the periods ending March 31, 2002 and 2001, respectively. An additional $170 remains reserved by the joint venture as of March 31, 2002. The joint venture has been sharing costs with former owners of the property.

  The Company acquired Fresno Fashion Fair in December 1996. Asbestos has been detected in structural fireproofing throughout much of the Center. Testing data conducted by professional environmental consulting firms indicates that the fireproofing is largely inaccessible to building occupants and is well adhered to the structural members. Additionally, airborne concentrations of asbestos were well within OSHA's permissible exposure limit ("PEL") of .1 fcc. The accounting for this acquisition includes a reserve of $3,300 to cover future removal of this asbestos, as necessary. The Company incurred $45 and $4 in remediation costs for the three months ending March 31, 2002 and 2001, respectively. An additional $2,565 remains reserved at March 31, 2002.

10.    Cumulative Convertible Redeemable Preferred Stock:

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

11.    Common Stock Offerings:

  On February 28, 2002, the Company issued 1,968,957 common shares with total net proceeds of $52,214. The proceeds from the sale of the common shares will be used principally to finance a portion of the Queens Center expansion and redevelopment project and for general corporate purposes.

12.    Subsequent Events:

  On May 8, 2002, a dividend/distribution of $0.55 per share was declared for common stockholders and OP unit holders of record on May 20, 2002. In addition, the Company declared a dividend of $0.55 on the Company's Series A Preferred Stock and a dividend of $0.55 on the Company's Series B Preferred Stock. All dividends/distributions will be payable on June 10, 2002.

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

        The following discussion is based primarily on the consolidated balance sheet of the Company as of March 31, 2002 and also compares the activities for the three months ended March 31, 2002 to the activities for the three months ended March 31, 2001. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect the fair representation of the results for the interim periods presented and all such adjustments are of a normal recurring nature.

Forward-Looking Statements

        This quarterly report on Form 10-Q contains or incorporates statements that constitute forward-looking statements. Those statements appear in a number of places in this Form 10-Q and include statements regarding, among other matters, the Company's growth, acquisition and redevelopment opportunities, the Company's acquisition and other strategies, regulatory matters pertaining to compliance with governmental regulations and other factors affecting the Company's financial condition or results of operations. Words such as "expects," "anticipates," "intends," "projects," "predicts," "plans," "believes," "seeks," "estimates," and "should" and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or industry to vary materially from the Company's future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include the matters described herein and the following factors among others: general industry, economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of current and prospective tenants, tenant bankruptcies, lease rates and terms, availability and cost of financing, interest rate fluctuations and operating expenses; adverse changes in the real estate markets including, among other things, competition from other companies, retail formats and technologies, risks of real estate redevelopment, acquisitions and dispositions; governmental actions and initiatives (including legislative and regulatory changes); environmental and safety requirements; and terrorist activities that could adversely affect all of the above factors. The Company will not update any forward-looking information to reflect actual results or changes in the factors affecting the forward-looking information.

        On December 14, 2001, Villa Marina Marketplace, a 448,262 square foot community shopping center located in Marina del Rey, California, a wholly-owned property of the Company, was sold. The center was sold for approximately $99.0 million, including the assumption of the existing mortgage of $58.0 million, which resulted in a $24.7 million gain. The Company used approximately $26 million of the net proceeds from this sale to retire $25.7 million of its outstanding Debentures. The remaining balance of the proceeds was used for general corporate purposes.

        On March 19, 2002, the Company sold Boulder Plaza, a 159,238 square foot community center in Boulder, Colorado for $24.8 million. The proceeds of $23.7 million from the sale will be used for general corporate purposes.

        Crossroads Mall-Boulder and Parklane Mall are currently under redevelopment and are referred to herein as the "Redevelopment Centers." All other Centers, excluding the Redevelopment Centers, are referred to herein as the "Same Centers," unless the context otherwise requires.

        Revenues include rents attributable to the accounting practice of straight lining of rents which requires rent to be recognized each year in an amount equal to the average rent over the term of the lease, including fixed rent increases over that period. The amount of straight lined rents, included in consolidated revenues, recognized for the three months ended March 31, 2002 was ($0.2) million compared to $0.1 million for the three months ended March 31, 2001. Additionally, the Company recognized through equity in income of unconsolidated joint ventures $0.2 million as its pro rata share of straight lined rents from joint ventures for the three months ended March 31, 2002 compared to $0.4 million for the three months ended March 31, 2001. These decreases resulted from the Company structuring the majority of its new leases using annual Consumer Price Index ("CPI") increases, which generally do not require straight lining treatment. Currently, 29% of the mall and freestanding leases contain provisions for CPI rent increases periodically throughout the term of the lease. The Company believes that using CPI increases, rather than fixed contractual rent increases, results in revenue recognition that more closely matches the cash revenue from each lease and will provide more consistent rent growth throughout the term of the leases.

        The Company's historical growth in revenues, net income and Funds From Operations have been closely tied to the acquisition and redevelopment of shopping centers. Many factors will affect the Company's ability to acquire and redevelop additional properties in the future. In addition, the following describes some of the other significant factors that may impact the Company's future results of operations.

        General Factors Affecting the Centers; Competition:    Real property investments are subject to varying degrees of risk that may affect the ability of the Centers to generate sufficient revenues to meet operating and other expenses, including debt service, lease payments, capital expenditures and tenant improvements, and to make distributions to their owners and the Company's stockholders. Income from shopping center properties may be adversely affected by a number of factors, including: the national economic climate; the regional and local economy (which may be adversely impacted by plant closings, industry slowdowns, adverse weather conditions, natural disasters, terrorist activities, and other factors); local real estate conditions (such as an oversupply of, or a reduction in demand for, retail space or retail goods and the availability and creditworthiness of current and prospective tenants); perceptions by retailers or shoppers of the safety, convenience and attractiveness of the shopping center; and increased costs of maintenance, insurance and operations (including real estate taxes). There are numerous shopping facilities that compete with the Centers in attracting tenants to lease space, and an increasing number of new retail formats and technologies other than retail shopping centers that compete with the Centers for retail sales. Increased competition could adversely affect the Company's revenues. Income from shopping center properties and shopping center values are also affected by such factors as applicable laws and regulations, including tax, environmental, safety and zoning laws, interest rate levels and the availability and cost of financing.

        Dependence on Tenants:    The Company's revenues and funds available for distribution would be adversely affected if a significant number of the Company's lessees were unable (due to poor operating results, bankruptcy or other reasons) to meet their obligations, if the Company were unable to lease a significant amount of space in the Centers on economically favorable terms, or if for any reason, the Company were unable to collect a significant amount of rental payments. A decision by a department store or another significant tenant to cease operations at a Center could also have an adverse effect on the Company. In addition, mergers, acquisitions, consolidations, dispositions or bankruptcies in the retail industry could result in the loss of tenants at one or more Centers. Furthermore, if the store sales of retailers operating in the Centers were to decline sufficiently, tenants might be unable to pay their minimum rents or expense recovery charges. In the event of a default by a lessee, the Center may also experience delays and costs in enforcing its rights as lessor.

Comparison of Three Months Ended March 31, 2002 and 2001

  Revenues

          Minimum and percentage rents decreased by 0.5% to $49.9 million in 2002 from $50.1 million in 2001. Approximately $2.2 million of the decrease is attributed to the sales of Villa Marina Marketplace and Boulder Plaza and $0.4 million of the decrease relates to the Redevelopment Centers. This is offset by a $2.4 million increase relating to the Same Centers primarily due to releasing space at higher rents.

          Tenant recoveries decreased to $24.6 million in 2002 from $24.7 million in 2001. Approximately $0.6 million of the decrease is attributable to the sales of Villa Marina Marketplace and Boulder Plaza and $0.1 million of the decrease relates to the Redevelopment Centers. This is offset by $0.6 million increase relating to increased recoverable shopping center and operating expenses at the Same Centers.

  Expenses

          Shopping center and operating expenses increased to $25.7 million in 2002 compared to $24.1 million in 2001. The increase is a result of $1.1 million of increased property taxes, insurance and other recoverable expenses at the Same Centers. Additionally, effective March 29, 2001, the Macerich Property Management Company merged with and into Macerich Property Management Company, LLC ("MPMC, LLC"). Expenses for MPMC, LLC for periods commencing March 29, 2001, are now consolidated and represented $1.2 million of the change. Prior to March 29, 2001, MPMC, LLC was an unconsolidated entity accounted for using the equity method of accounting.

  These increases are offset by approximately $0.7 million related to the sales of Villa Marina Marketplace and Boulder Plaza.

          REIT general and administrative expenses decreased to $1.5 million in 2002 from $1.7 million in 2001 primarily due to reduced expense from stock-based incentive plans.

  Interest Expense

          Interest expense decreased to $25.1 million in 2002 from $28.0 million in 2001. Capitalized interest was $1.6 million in 2002, up from $1.2 million in 2001. Approximately $1.0 million of the decrease in interest expense related to the sale of Villa Marina Marketplace and approximately $1.0 million related to the payoff of debt in 2001. In addition, the Company purchased and retired an additional $25.7 million of debentures in December 2001 which reduced interest expense by $0.4 million in 2002 compared to 2001.

  Depreciation and Amortization

          Depreciation and amortization increased to $16.5 million in 2002 from $16.0 million in 2001. Approximately $1.0 million relates to additional capital costs at the Same Centers, which is offset by $0.5 million from the sales of Villa Marina Marketplace and Boulder Plaza.

  Income From Unconsolidated Joint Ventures and Management Companies

          The income from unconsolidated joint ventures and the Management Companies was $6.3 million for 2002, compared to income of $6.1 million in 2001. Income from the Management Companies increased by $1.1 million primarily due to MPMC, LLC being consolidated effective March 29, 2001. These increases are partially offset by $1.9 million of additional loss as a result of the Company's investment in MerchantWired, LLC compared to 2001.

  Gain (loss) on Sale of Assets

          A gain of $13.3 million in 2002 compares to a loss of $0.3 million in 2001. The 2002 gain was a result of the Company selling Boulder Plaza on March 19, 2002.

  Extraordinary Loss from Early Extinguishment of Debt

          In 2001, the Company recorded a loss from early extinguishment of debt of $0.2 million which was a result of write offs of unamortized financing costs.

  Net Income Available to Common Stockholders

          Primarily as a result of the sale of Boulder Plaza and the foregoing results, net income available to common stockholders increased to $17.4 million in 2002 from $6.4 million in 2001.

  Operating Activities

          Cash flow from operations was $39.6 million in 2002 compared to $21.6 million in 2001. The increase is primarily due to consolidating the results of MPMC, LLC effective March 29, 2001 and increased net operating income at the Centers as mentioned above.

  Investing Activities

          Cash provided in investing activities was $15.6 million in 2002 compared to cash used in investing activities of $15.0 million in 2001. The change resulted primarily from $4.2 million of decreased property improvements, renovations and expansion of Centers, tenant allowances and deferred leasing charges in 2002 compared to 2001. These decreases are offset by the net cash proceeds received of $23.7 million in 2002 from the sale of Boulder Plaza.

  Financing Activities

          Cash flow used in financing activities was $13.1 million in 2002 compared to cash flow used in financing activities of $21.0 million in 2001. The change resulted primarily from the refinancing of Centers in 2001.

  Funds From Operations

          Primarily because of the factors mentioned above, Funds from Operations—Diluted increased 7.9% to $41.1 million in 2002 from $38.1 million in 2001.

  Liquidity and Capital Resources

          The Company intends to meet its short term liquidity requirements through cash generated from operations and working capital reserves and borrowing under its line of credit. The Company anticipates that revenues will continue to provide necessary funds for its operating expenses and debt service requirements, and to pay dividends to stockholders in accordance with REIT requirements. The Company anticipates that cash generated from operations, together with cash on hand, will be adequate to fund capital expenditures which will not be reimbursed by tenants, other than non-recurring capital expenditures. The following table summarizes capital expenditures incurred at the wholly-owned Centers for the three months ending March 31,:

	2002	2001
	(Dollars in Millions)
Renovations, expansions and acquisitions of property, equipment and improvements	$6.8	$11.7
Tenant allowances	2.1	2.8
Deferred leasing charges	2.4	1.0

Total	$11.3	$15.5

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

          On February 28, 2002, the Company issued 1,968,957 common shares with total net proceeds of $52.2 million. The proceeds from the sale of the common shares will be used principally to finance a portion of the Queens Center expansion and redevelopment project and for general corporate purposes. The Queens Center expansion and redevelopment is anticipated to cost approximately $275 million. The Company is currently negotiating construction and permanent loans, which will be secured by the Queens Center property to finance the remaining project costs.

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

          The Company's total outstanding loan indebtedness at March 31, 2002 was $2.2 billion (including its pro rata share of joint venture debt of $718.8 million). This equated to a debt to Total Market Capitalization (defined as total debt of the Company, including its pro rata share of joint venture debt, plus aggregate market value of outstanding shares of common stock, assuming full conversion of OP Units and preferred stock into common stock) ratio of approximately 56% at March 31, 2002. The Company's debt consists primarily of fixed-rate conventional mortgages payable secured by individual properties.

          The Company has filed a shelf registration statement, effective December 8, 1997, to sell securities. The shelf registration is for a total of $500 million of common stock, common stock warrants or common stock rights. The Company sold a total of 7,920,181 shares of common stock in 1998 and 1,968,957 shares of common stock in 2002 under this shelf registration. The aggregate offering price of these transactions was approximately $269.7 million, leaving approximately $230.3 million available under the shelf registration statement.

          The Company has an unsecured line of credit for up to $200.0 million with a maturity of July 26, 2002 with a right to extend the facility to May 26, 2003 subject to certain conditions. There were $125.0 million of borrowings outstanding at March 31, 2002.

          The Company has $125.1 million of convertible subordinated debentures (the "Debentures") which mature December 15, 2002. The Debentures are callable on June 15, 2002 at par plus accrued interest. The Company is negotiating a credit facility with its bank group in which the proceeds are intended to retire these Debentures. The Company expects to put this credit facility in place or incur other debt during 2002 and plans to fully retire the Debentures prior to their maturity.

          At March 31, 2002, the Company had cash and cash equivalents available of $68.6 million.

          The Company has certain guarantees totaling approximately $1.0 million relating to its ownership interest in MerchantWired, LLC.

          The Company has a 2.9% interest in Constellation Real Technologies, LLC, a joint venture investing in real estate technology initiatives and opportunities. The Company funded approximately $1.0 million in 2001 and has committed to fund up to an additional $3.0 million to this joint venture.

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

  FFO does not represent cash flow from operations, as defined by GAAP, and is not necessarily indicative of cash available to fund all cash flow needs. FFO, as presented, may not be comparable to similarly titled measures reported by other real estate investment trusts. The following reconciles net income available to common stockholders to FFO:

	Three Months Ended March 31,
	2002		2001
	Shares	Amount	Shares	Amount
	(amounts in thousands)
Net income—available to common stockholders		$17,350		$6,419
Adjustments to reconcile net income to FFO—basic:
Minority interest		5,573		2,128
Depreciation and amortization on wholly owned centers		16,624		16,104
Pro rata share of unconsolidated entities' depreciation and amortization		7,375		6,521
Gain (loss) on sale of wholly-owned assets		(13,256)		321
Loss on early extinguishment of debt		—		186
Pro rata share of loss (gain) on sale or write-down of assets from unconsolidated entities		1,418		(85)
Less: Depreciation on personal property and amortization of loan costs and interest rate caps		(1,411)		(1,220)

FFO—basic(1)	45,887	33,673	44,796	30,374
Additional adjustments to arrive at FFO—diluted:
Impact of convertible preferred stock	9,115	5,013	9,115	4,831
Impact of convertible debentures	4,021	2,446	4,847	2,904

FFO—diluted(2)	59,023	$41,132	58,758	$38,109

  1)
  Calculated based upon basic net income as adjusted to reach basic FFO. Weighted average number of shares includes the weighted average number of shares of common stock outstanding for 2002 and 2001 assuming the conversion of all outstanding OP units. As of March 31, 2002, 11.2 million of OP units were outstanding.

  2)
  The computation of FFO—diluted and diluted average number of shares outstanding includes the effect of outstanding common stock options and restricted stock using the treasury method. The convertible debentures are dilutive for the three months ending March 31, 2002 and 2001, and are included in the FFO calculation. On February 25, 1998, the Company sold $100 million of its Series A Preferred Stock. On June 17, 1998, the Company sold $150 million of its Series B Preferred Stock. The preferred stock can be converted on a one for one basis for common stock. The preferred shares are assumed converted for purposes of FFO diluted, as they are dilutive to that calculation.

  Included in minimum rents were rents attributable to the accounting practice of straight lining of rents. The amount of straight lining of rents that impacted minimum rents was $0.0 million and $0.5 million for the three months ended March 31, 2002 and 2001, respectively. The decline in straight lining of rents from 2001 to 2002 is due to the Company structuring its new leases using rent increases tied to the change in the CPI rather than using contractually fixed rent increases. CPI increases do not generally require straight lining of rent treatment.

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

  Seasonality

  The shopping center industry is seasonal in nature, particularly in the fourth quarter during the holiday season when retailer occupancy and retail sales are typically at their highest levels. In addition, shopping malls achieve a substantial portion of their specialty (temporary retailer) rents during the holiday season and the majority of percentage rent is recognized in the fourth quarter. As a result of the above, and the implementation of Staff Accounting Bulletin 101, earnings are generally higher in the fourth quarter of each year.

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

  Some of these estimates and assumptions include judgements on revenue recognition, estimates for common area maintenance and real estate tax accruals, provisions for uncollectable accounts and estimates for environmental matters. The Company's significant accounting policies are described in more detail in Note 2 of the audited consolidated financial statements included in the Company's Annual Report on Form 10K for the year ended December 31, 2001. However, the following policies could be deemed to be critical within the SEC definition.

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

  New Pronouncements Issued

          In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which requires companies to record derivatives on the balance sheet, measured at fair value. Changes in the fair values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities," which delayed the implementation of SFAS 133 from January 1, 2000 to January 1, 2001. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133," ("SFAS 138"), which amended the accounting and reporting standards of SFAS 133. As a result of the adoption of SFAS 133 on January 1, 2001, the Company recorded a transition adjustment of approximately $7.1 million to accumulated other comprehensive income related to treasury rate lock transactions settled in prior years. The entire transition adjustment was reflected in the quarter ended March 31, 2001. The Company reclassified approximately $0.3 million and expects to reclassify approximately $1.3 million from accumulated other comprehensive income to earnings for the three months ended March 31, 2002 and for the year ended December 31, 2002, respectively.

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

          In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company adopted SFAS 144 on January 1, 2002. The Company sold Boulder Plaza on March 19, 2002 and in accordance with SFAS 144 the results of Boulder Plaza for the periods from January 1, 2002 to March 19, 2002 and from January 1, 2001 to March 31, 2001 have been reclassified into "discontinued operations" on the consolidated statements of operations. Total revenues associated with Boulder Plaza was approximately $0.5 million for the periods January 1, 2002 to March 19, 2002 and January 1, 2001 to March 31, 2001.

          In May 2002, the FASB issued SFAS No. 145, "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections" ("SFAS 145"), which is effective for fiscal years beginning after May 15, 2002. SFAS 145 rescinds SFAS 4, SFAS 44 and SFAS 64 and amends SFAS 13 to modify the accounting for sales-leaseback transactions. SFAS 4 required the classification of gains and losses resulting from extinguishments of debt to be classified as extraordinary items. SFAS 64 amended SFAS 4 and is no longer necessary because SFAS 4 has been rescinded. The Company expects to reclassify a loss of approximately $2.0 million and $0.3 million for the years ending December 31, 2001 and 2000, respectively, from extraordinary items upon adoption of SFAS 145 on January 1, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

        The following table sets forth information as of March 31, 2002 concerning the Company's long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV").

	For the Years Ended December 31,
	2002	2003	2004	2005	2006	Thereafter	Total	FV
	(dollars in thousands)
Wholly Owned Centers:
Long term debt:
Fixed rate	$10,402	$26,580	$132,200	$15,671	$67,851	$983,367	$1,236,071	$1,263,735
Average interest rate	7.39%	7.39%	7.39%	7.39%	7.36%	7.36%	7.39%	—
Fixed rate—Debentures	125,148	—	—	—	—	—	125,148	125,658
Average interest rate	7.25%	—	—	—	—	—	7.25%	—
Variable rate	125,000	—	—	—	—	—	125,000	125,000
Average interest rate	3.65%	—	—	—	—	—	3.65%	—

Total debt—Wholly owned Centers	$260,550	$26,580	$132,200	$15,671	$67,851	$983,367	$1,486,219	$1,514,393

Joint Venture Centers:
(at Company's pro rata share)
Fixed rate	$5,838	$8,655	$9,241	$74,752	$64,023	$415,138	$577,647	$580,614
Average interest rate	6.87%	6.87%	6.87%	6.83%	6.97%	6.97%	6.87%	—
Variable rate	—	100,474	—	—	40,700	—	141,174	141,174
Average interest rate	—	2.52%	—	—	2.22%	—	2.43%	—

Total debt—Joint Ventures	$5,838	$109,129	$9,241	$74,752	$104,723	$415,138	$718,821	$721,788

Total debt—All Centers	$266,388	$135,709	$141,441	$90,423	$172,574	$1,398,505	$2,205,040	$2,236,181

        The $125.0 million of variable debt maturing in 2002 represents the outstanding borrowings under the Company's credit facility.

        On December 15, 2002, the Company has $125.1 million of Debentures which will mature. The Debentures are callable on June 15, 2002 at par plus accrued interest. The Company is negotiating a credit facility with its bank group in which proceeds are intended to retire these Debentures. The Company expects to put this credit facility in place or incur other debt during 2002 and plans to fully retire the Debentures prior to their maturity.

        In addition, the Company has assessed the market risk for its variable rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $2.6 million per year based on $266.2 million outstanding at March 31, 2002.

        The fair value of the Company's long term debt is estimated based on discounted cash flows at interest rates that management believes reflect the risks associated with long term debt of similar risk and duration.

PART II

Other Information

Item 1. Legal Proceedings

        During the ordinary course of business, the Company, from time to time, is threatened with, or becomes a party to, legal actions and other proceedings. Management is of the opinion that the outcome of currently known actions and proceedings to which it is a party will not, singly or in the aggregate, have a material adverse effect on the Company.

Item 2. Changes in Securities and Use of Proceeds

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

  a.
  Exhibits

    None

  b.
  Current Reports on Form 8-K

    Current Report on Form 8-K event date February 19, 2002.

    Current Report on Form 8-K event date February 25, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MACERICH COMPANY

Date: May 14, 2002	By:	/s/ THOMAS E. O'HERN Thomas E. O'Hern Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Page

  (a)
  Exhibits

Number	Description

None

QuickLinks

FORM 10-Q
FORM 10-Q INDEX
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
  1. Interim Financial Statements and Basis of Presentation
  2. Organization
  3. Investments in Unconsolidated Joint Ventures and the Management Companies
COMBINED AND CONDENSED BALANCE SHEETS OF JOINT VENTURES AND THE MANAGEMENT COMPANIES
COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES AND THE MANAGEMENT COMPANIES
COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES AND THE MANAGEMENT COMPANIES
  4. Property
  5. Mortgage Notes Payable
  6. Bank and Other Notes Payable
  7. Convertible Debentures
  8. Related-Party Transactions
  9. Commitments and Contingencies
  10. Cumulative Convertible Redeemable Preferred Stock
  11. Common Stock Offerings
  12. Subsequent Events
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX