Form 10-Q
period 2002-06-30
MACERICH CO
filed 2002-08-14
CIK 912242

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 2002 OR

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

Common stock, par value $.01 per share: 36,257,095 shares
Number of shares outstanding of the registrant's common stock, as of August 8, 2002.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes ☒    No ☐

Form 10-Q

INDEX

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Property,net	$2,024,896	$1,887,329
Cash and cash equivalents	59,605	26,470
Tenant receivables, including accrued overage rents of $326 in 2002 and $6,390 in 2001	34,562	42,537
Deferred charges and other assets, net	61,953	59,640
Investments in joint ventures and the Management Companies	260,985	278,526

Total assets	$2,442,001	$2,294,502

LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY:
Mortgage notes payable:
Related parties	$81,054	$81,882
Others	1,259,713	1,157,630

Total	1,340,767	1,239,512
Bank notes payable	175,000	159,000
Convertible debentures	125,148	125,148
Accounts payable and accrued expenses	21,450	26,161
Due to affiliates	11,157	998
Other accrued liabilities	26,160	28,394
Preferred stock dividend payable	5,013	5,013

Total liabilities	1,704,695	1,584,226

Minority interest in Operating Partnership	115,237	113,986

Commitments and contingencies (Note 9)
Series A cumulative convertible redeemable preferred stock, $.01 par value, 3,627,131 shares authorized, issued and outstanding at June 30, 2002 and December 31, 2001	98,934	98,934
Series B cumulative convertible redeemable preferred stock, $.01 par value, 5,487,471 shares authorized, issued and outstanding at June 30, 2002 and December 31, 2001	148,402	148,402

	247,336	247,336

Common stockholders' equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 36,257,095 and 33,981,946 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	360	340
Additional paid in capital	416,085	366,349
Accumulated deficit	(27,658)	(4,944)
Accumulated other comprehensive loss	(5,161)	(5,820)
Unamortized restricted stock	(8,893)	(6,971)

Total common stockholders' equity	374,733	348,954

Total liabilities, preferred stock and common stockholders' equity	$2,442,001	$2,294,502

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Six Months Ended June 30,
	2002	2001
REVENUES:
Minimum rents	$97,723	$97,292
Percentage rents	2,288	2,948
Tenant recoveries	51,380	51,993
Other	4,667	5,069

Total revenues	156,058	157,302

EXPENSES:
Shopping center and operating expenses	53,353	51,727
General and administrative expense	3,544	3,515
Interest expense:
Related parties	2,899	3,959
Others	47,260	51,534

Total interest expense	50,159	55,493

Depreciation and amortization	33,635	32,317
Equity in income of unconsolidated joint ventures and the management companies	5,406	12,681
Loss on sale or write-down of assets	(3,701)	(188)

Income before extraordinary item and minority interest	17,072	26,743
Extraordinary loss on early extinguishment of debt	—	(187)

Income of the Operating Partnership from continuing operations	17,072	26,556
Discontinued Operations:
Gain on sale of asset	13,916	—
Income from discontinued operations	292	728

Income before minority interest	31,280	27,284
Less minority interest in net income of the Operating Partnership	5,180	4,377

Net income	26,100	22,907
Less preferred dividends	10,026	9,662

Net income available to common stockholders	$16,074	$13,245

Earnings per common share—basic:
Income from continuing operations before extraordinary item	$0.15	$0.38
Extraordinary item	—	(0.01)
Discontinued operations	0.30	0.02

Net income per share available to common stockholders	$0.45	$0.39

Weighted average number of common shares outstanding—basic	35,498,000	33,706,000

Weighted average number of common shares outstanding—basic, assuming full conversion of operating partnership units outstanding	46,651,000	44,860,000

Earnings per common share—diluted:
Income from continuing operations before extraordinary item	$0.15	$0.37
Extraordinary item	—	—
Discontinued operations	0.30	0.02

Net income per share—available to common stockholders	$0.45	$0.39

Weighted average number of common shares outstanding—diluted for EPS	46,651,000	44,860,000

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2002	2001
REVENUES:
Minimum rents	$49,587	$49,005
Percentage rents	991	1,105
Tenant recoveries	26,313	27,274
Other	2,217	2,629

Total revenues	79,108	80,013

EXPENSES:
Shopping center and operating expenses	27,654	27,676
General and administrative expense	2,012	1,832
Interest expense:
Related parties	1,454	1,474
Others	23,582	26,023

Total interest expense	25,036	27,497

Depreciation and amortization	17,126	16,300
Equity in (loss) income of unconsolidated joint ventures and the management companies	(900)	6,625
(Loss) gain on sale or write-down of assets	(2,533)	132

Income before extraordinary item and minority interest	3,847	13,465
Extraordinary loss on early extinguishment of debt	—	(1)

Income of the Operating Partnership from continuing operations	3,847	13,464
Discontinued Operations:
Loss on sale of asset	(508)	—
Income from discontinued operations	4	442

Income before minority interest	3,343	13,906
Less minority interest in net income of the Operating Partnership	(393)	2,249

Net income	3,736	11,657
Less preferred dividends	5,013	4,831

Net income (loss) available to common stockholders	$(1,277)	$6,826

Earnings per common share—basic:
Income (loss) from continuing operations before extraordinary item	$(0.03)	$0.19
Extraordinary item	—	—
Discontinued operations	(0.01)	0.01

Net income (loss) per share available to common stockholders	$(0.04)	$0.20

Weighted average number of common shares outstanding—basic	36,241,000	33,771,000

Weighted average number of common shares outstanding—basic, assuming full conversion of operating partnership units outstanding	47,393,000	44,924,000

Earnings per common share—diluted:
Income (loss) from continuing operations before extraordinary item	$(0.03)	$0.19
Extraordinary item	—	—
Discontinued operations	(0.01)	0.01

Net income (loss) per share—available to common stockholders	$(0.04)	$0.20

Weighted average number of common shares outstanding—diluted for EPS	47,393,000	44,924,000

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the six months ended June 30,
	2002	2001
Cash flows from operating activities:
Net income—available to common stockholders	$16,074	$13,245
Preferred dividends	10,026	9,662

Net income	26,100	22,907

Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary loss on early extinguishment of debt	—	187
(Gain) loss on sale or write-down of assets	(10,215)	188
Depreciation and amortization	33,750	32,491
Amortization of net discount on trust deed note payable	17	17
Minority interest in net income of the Operating Partnership	5,180	4,377
Changes in assets and liabilities:
Tenant receivables, net	7,975	4,595
Other assets	(691)	236
Accounts payable and accrued expenses	(4,711)	(4,551)
Due to affiliates	10,159	(6,315)
Other liabilities	(2,234)	178

Total adjustments	39,230	31,403

Net cash provided by operating activities	65,330	54,310

Cash flows from investing activities:
Acquisitions of property and property improvements	(159,649)	(4,703)
Redevelopment and expansions of centers	(13,058)	(13,491)
Renovations of centers	(1,066)	(3,921)
Tenant allowances	(4,705)	(5,140)
Deferred leasing charges	(6,254)	(4,431)
Equity in income of unconsolidated joint ventures and the management companies	(5,406)	(12,681)
Distributions from joint ventures	29,232	23,982
Contributions to joint ventures	(6,285)	(9,202)
Proceeds from sale of assets	23,817	—

Net cash used in investing activities	(143,374)	(29,587)

Cash flows from financing activities:
Proceeds from mortgages, notes and debentures payable	124,000	134,410
Payments on mortgages, notes and debentures payable	(6,762)	(103,286)
Deferred financing costs	(1,809)	(1,499)
Net proceeds from equity offerings	51,963	—
Dividends and distributions	(46,187)	(53,595)
Dividends to preferred stockholders	(10,026)	(9,662)

Net cash provided by (used in) financing activities	111,179	(33,632)

Net increase (decrease) in cash	33,135	(8,909)
Cash and cash equivalents, beginning of period	26,470	36,273

Cash and cash equivalents, end of period	$59,605	$27,364

Supplemental cash flow information:
Cash payment for interest, net of amounts capitalized	$50,625	$55,977

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

Accounting Pronouncements:

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which requires companies to record derivatives on the balance sheet, measured at fair value. Changes in the fair values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities," which delayed the implementation of SFAS 133 from January 1, 2000 to January 1, 2001. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133," ("SFAS 138"), which amended the accounting and reporting standards of SFAS 133. As a result of the adoption of SFAS 133 on January 1, 2001, the Company recorded a transition adjustment of $7,148 to accumulated other comprehensive income related to treasury rate lock transactions settled in prior years. The entire transition adjustment was reflected in the quarter ended March 31, 2001. The Company reclassified $659 and expects to reclassify $1,328 from accumulated other comprehensive income to earnings for the six months ended June 30, 2002 and for the year ended December 31, 2002, respectively.

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

        In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company adopted SFAS 144 on January 1, 2002. The Company sold Boulder Plaza on March 19, 2002 and in accordance with SFAS 144 the results of Boulder Plaza for the periods from January 1, 2002 to March 19, 2002 and from January 1, 2001 to June 30, 2001 have been reclassified into "discontinued operations" on the consolidated statements of operations. Total revenues associated with Boulder Plaza were $470 and $1,152 for the periods January 1, 2002 to March 19, 2002 and January 1, 2001 to June 30, 2001, respectively.

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

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Company does not believe that the adoption of SFAS No. 146 will have a material impact on its consolidated financial statements.

        Stock-based compensation expense.    In the second quarter of 2002 and effective beginning in the first quarter of 2002, the Company adopted the expense recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". The Company values stock options issued using the Black-Scholes option-pricing model and recognizes this value as an expense over the period in which the options vest. Under this standard, recognition of expense for stock options is applied to all options granted after the beginning of the year of adoption. Prior to the second quarter of 2002, the Company followed the intrinsic method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees". The Company has not issued stock options in 2002 and accordingly the Company has not recognized any stock-based compensation expense for the six months ending June 30, 2002.

Earnings Per Share ("EPS"):

        The computation of basic earnings per share is based on net income and the weighted average number of common shares outstanding for the six and three months ending June 30, 2002 and 2001. The computation of diluted earnings per share does not include the effect of outstanding restricted stock and common stock options issued under the employee and director stock incentive plans as they are antidilutive using the treasury method. The Operating Partnership units ("OP units") not held by the Company have been included in the diluted EPS calculation since they are redeemable on a one-for-one basis for shares of common stock. The following table reconciles the basic and diluted earnings per share calculation:

	For the Six Months Ended June 30,
	2002			2001
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(In thousands, except per share data)
Net income	$26,100			$22,907
Less: Preferred stock dividends	10,026			9,662

Basic EPS:
Net income—available to common stockholders	16,074	35,498	$0.45	13,245	33,706	$0.39
Diluted EPS:
Effect of dilutive securities:
Conversion of OP units	5,180	11,153		4,377	11,154
Employee stock options and restricted stock	n/a—antidilutive for EPS			n/a—antidilutive for EPS
Convertible preferred stock	n/a—antidilutive for EPS			n/a—antidilutive for EPS
Convertible debentures	n/a—antidilutive for EPS			n/a—antidilutive for EPS

Net income—available to common stockholders	$21,254	46,651	$0.45	$17,622	44,860	$0.39

	For the Three Months Ended June 30,
	2002			2001
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(In thousands, except per share data)
Net income	$3,736			$11,657
Less: Preferred stock dividends	5,013			4,831

Basic EPS:
Net income (loss)—available to common stockholders	(1,277)	36,241	(0.04)	6,826	33,771	$0.20
Diluted EPS:
Effect of dilutive securities:
Conversion of OP units	(393)	11,152		2,249	11,153
Employee stock options and restricted stock	n/a—antidilutive for EPS			n/a—antidilutive for EPS
Convertible preferred stock	n/a—antidilutive for EPS			n/a—antidilutive for EPS
Convertible debentures	n/a—antidilutive for EPS			n/a—antidilutive for EPS

Net income (loss)—available to common stockholders	$(1,670)	47,393	$(0.04)	$9,075	44,924	$0.20

2.    Organization:

        The Company is involved in the acquisition, ownership, redevelopment, management and leasing of regional and community shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"). As of June 30, 2002, the Operating Partnership owns or has an ownership interest in 47 regional shopping centers and three community shopping centers aggregating approximately 42 million square feet of gross leasable area ("GLA"). These 50 regional and community shopping centers are referred to hereinafter as the "Centers", unless the context otherwise requires. The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Company's three management companies, Macerich Property Management Company, LLC, a single-member Delaware limited liability company, Macerich Manhattan Management Company, a California corporation, and Macerich Management Company, a California corporation (collectively, the "Management Companies"). The term "Management Companies" includes Macerich Property Management Company, a California corporation, prior to the merger with Macerich Property Management Company, LLC on March 29, 2001.

        The Company was organized to qualify as a REIT under the Internal Revenue Code of 1986, as amended. As of June 30, 2002, the 20% limited partnership interest of the Operating Partnership not owned by the Company is reflected in these financial statements as minority interest.

3.    Investments in Unconsolidated Joint Ventures and the Management Companies:

        The following are the Company's investments in various joint ventures. The Operating Partnership's interest in each joint venture as of June 30, 2002 is as follows:

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

        On September 30, 2000, Manhattan Village, a 551,847 square foot regional shopping center, 10% of which was owned by the Operating Partnership, was sold. The joint venture sold the property for

$89,000, including a note receivable from the buyer for $79,000 at a fixed interest rate of 8.75% payable monthly, until its maturity date of September 30, 2001. On December 28, 2001, the note receivable was paid down by $5,000 and the maturity date was extended to September 30, 2002 at a new fixed interest rate of 9.5%. On July 2, 2002, the note receivable of $74,000 was paid down in full.

        MerchantWired LLC was formed by six major mall companies, including the Company, to provide a private, high-speed IP network to malls across the United States. The members of MerchantWired LLC agreed to sell all their collective membership interests in MerchantWired LLC under the terms of a definitive agreement with Transaction Network Services, Inc ("TNSI"). The transaction was expected to close in the second quarter of 2002, but TNSI unexpectedly informed the members of MerchantWired LLC that it would not complete the transaction. As a result, MerchantWired LLC is shutting down its operations and transitioning its customers to alternate service providers. The Company does not anticipate making further cash contributions to MerchantWired LLC, and wrote-off their remaining investment of $8,947 in the three months ended June 30, 2002, which is reflected in the equity in income (loss) of unconsolidated joint ventures.

        Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures and the Management Companies.

COMBINED AND CONDENSED BALANCE SHEETS OF JOINT VENTURES
AND THE MANAGEMENT COMPANIES

	June 30, 2002	December 31, 2001
Assets:
Properties, net	$2,037,375	$2,179,908
Other assets	114,807	157,494

Total assets	$2,152,182	$2,337,402

Liabilities and partners' capital:
Mortgage notes payable	$1,449,909	$1,457,871
Other liabilities	39,208	138,531
The Company's capital	260,985	278,526
Outside partners' capital	402,080	462,474

Total liabilities and partners' capital	$2,152,182	$2,337,402

COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES
AND THE MANAGEMENT COMPANIES

	Six Months Ended June 30, 2002
	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Other Joint Ventures	Management Companies	Total
Revenues:
Minimum rents	$45,987	$50,906	$11,573	—	$108,466
Percentage rents	1,634	1,471	545	—	3,650
Tenant recoveries	20,896	18,621	4,004	—	43,521
Management fee	—	—	—	$4,421	4,421
Other	613	844	6,241	—	7,698

Total revenues	69,130	71,842	22,363	4,421	167,756

Expenses:
Shopping center and operating expenses	26,314	21,119	10,967	—	58,400
Interest expense	15,052	24,206	5,785	(148)	44,895
Management Company expense	—	—	—	4,082	4,082
Depreciation and amortization	12,765	11,880	7,356	734	32,735

Total operating expenses	54,131	57,205	24,108	4,668	140,112

Gain (loss) on sale or write-down of assets	12	—	(106,868)	(33)	(106,889)

Net income (loss)	$15,011	$14,637	$(108,613)	$(280)	$(79,245)

Company's pro rata share of net income (loss)	$7,506	$7,443	$(9,277)	$(266)	$5,406

COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES
AND THE MANAGEMENT COMPANIES

	Six Months Ended June 30, 2001
	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Other Joint Ventures	Management Companies	Total
Revenues:
Minimum rents	$45,362	$48,750	$9,957	—	$104,069
Percentage rents	2,087	1,422	578	—	4,087
Tenant recoveries	21,286	17,591	4,583	—	43,460
Management fee	—	—	—	$5,402	5,402
Other	1,298	891	7,550	—	9,739

Total revenues	70,033	68,654	22,668	5,402	166,757

Expenses:
Shopping center and operating expenses	26,047	19,347	18,193	—	63,587
Interest expense	19,740	24,786	3,852	(67)	48,311
Management Company expense	—	—	—	5,924	5,924
Depreciation and amortization	12,439	11,213	3,317	533	27,502

Total operating expenses	58,226	55,346	25,362	6,390	145,324

Gain (loss) on sale or write-down of assets	(12)	72	259	—	319

Net income (loss)	$11,795	$13,380	$(2,435)	$(988)	$21,752

Company's pro rata share of net income (loss)	$5,897	$6,824	$899	$(939)	$12,681

COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES
AND THE MANAGEMENT COMPANIES

	Three Months Ended June 30, 2002
	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Other Joint Ventures	Management Companies	Total
Revenues:
Minimum rents	$23,270	$25,632	$5,866	—	$54,768
Percentage rents	419	557	321	—	1,297
Tenant recoveries	10,566	9,242	2,098	—	21,906
Management fee	—	—	—	$2,249	2,249
Other	317	410	1,995	—	2,722

Total revenues	34,572	35,841	10,280	2,249	82,942

Expenses:
Shopping center and operating expenses	13,453	10,588	2,530	—	26,571
Interest expense	7,505	12,102	2,023	(58)	21,572
Management Company expense	—	—	—	2,099	2,099
Depreciation and amortization	6,363	6,044	1,007	429	13,843

Total operating expenses	27,321	28,734	5,560	2,470	64,085

Gain (loss) on sale or write-down of assets	12	—	(92,807)	(33)	(92,828)

Net income (loss)	$7,263	$7,107	$(88,087)	$(254)	$(73,971)

Company's pro rata share of net income (loss)	$3,632	$3,612	$(7,903)	$(241)	$(900)

COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES
AND THE MANAGEMENT COMPANIES

	Three Months Ended June 30, 2001
	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Other Joint Ventures	Management Companies	Total
Revenues:
Minimum rents	$22,552	$24,640	$4,992	—	$52,184
Percentage rents	415	566	443	—	1,424
Tenant recoveries	10,403	9,000	2,338	—	21,741
Management fee	—	—	—	$2,351	2,351
Other	804	287	5,582	—	6,673

Total revenues	34,174	34,493	13,355	2,351	84,373

Expenses:
Shopping center and operating expenses	12,791	10,095	11,281	—	34,167
Interest expense	9,289	12,419	2,010	(34)	23,684
Management Company expense	—	—	—	1,982	1,982
Depreciation and amortization	6,291	5,702	2,478	239	14,710

Total operating expenses	28,371	28,216	15,769	2,187	74,543

Gain (loss) on sale or write-down of assets	(11)	—	(1)	—	(12)

Net income (loss)	$5,792	$6,277	$(2,415)	$164	$9,818

Company's pro rata share of net income (loss)	$2,895	$3,202	$373	$155	$6,625

        Significant accounting policies used by the unconsolidated joint ventures and the Management Companies are similar to those used by the Company.

        Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life ("NML") of $155,380 and $157,567 as of June 30, 2002 and December 31, 2001, respectively. NML is considered a related party because they are a joint venture partner with the Company in Macerich Northwestern Associates. Interest expense incurred on these borrowings amounted to $5,217 and $5,367 for the six months ended June 30, 2002 and 2001, respectively; and $2,614 and $2,686 for the three months ended June 30, 2002 and 2001, respectively.

4.    Property:

        Property is summarized as follows:

	June 30, 2002	December 31, 2001
Land	$411,046	$382,739
Building improvements	1,809,497	1,688,720
Tenant improvements	68,649	66,808
Equipment and furnishings	20,211	18,405
Construction in progress	79,551	71,161

	2,388,954	2,227,833
Less, accumulated depreciation	(364,058)	(340,504)

	$2,024,896	$1,887,329

        A gain on sale or write-down of assets of $10,215 for the six months ended June 30, 2002 includes a gain of $13,916 as a result of the Company selling Boulder Plaza on March 19, 2002 and is offset by a loss of $3,029 as a result of writing-off the Company's various technological investments in the quarter ended June 30, 2002.

5.    Mortgage Notes Payable:

        Mortgage notes payable at June 30, 2002 and December 31, 2001 consist of the following:

	Carrying Amount of Notes
	2002		2001
Property Pledged As Collateral	Other	Related Party	Other	Related Party	Interest Rate		Payment Terms	Maturity Date
Wholly Owned Centers:
Capitola Mall(b)	—	$47,271	—	$47,857	7.13%		380(a)	2011
Carmel Plaza	$28,213	—	$28,358	—	8.18%		202(a)	2009
Chesterfield Towne Center	62,290	—	62,742	—	9.07%		548(c)	2024
Citadel	69,979	—	70,708	—	7.20%		554(a)	2008
Corte Madera, Village at	70,262	—	70,626	—	7.75%		516(a)	2009
Crossroads Mall-Boulder(d)	—	33,783	—	34,025	7.08%		244(a)	2010
Fresno Fashion Fair	68,362	—	68,724	—	6.52%		437(a)	2008
Greeley Mall	13,826	—	14,348	—	8.50%		187(a)	2003
Green Tree Mall/Crossroads—OK/Salisbury(e)	117,714	—	117,714	—	7.23%		interest only	2004
Northwest Arkansas Mall	59,266	—	59,867	—	7.33%		434(a)	2009
The Oaks(f)	108,000	—	—	—	2.99%		interest only	2004
Pacific View(g)	88,274	—	88,715	—	7.16%		602(a)	2011
Queens Center	97,732	—	98,278	—	6.88%		633(a)	2009
Rimrock Mall(h)	45,754	—	45,966	—	7.45%		320(a)	2011
Santa Monica Place	83,913	—	84,275	—	7.70%		606(a)	2010
South Plains Mall	63,148	—	63,474	—	8.22%		454(a)	2009
South Towne Center	64,000	—	64,000	—	6.61%		interest only	2008
Valley View Center	51,000	—	51,000	—	7.89%		interest only	2006
Vintage Faire Mall	68,922	—	69,245	—	7.89%		508(a)	2010
Westside Pavilion	99,058	—	99,590	—	6.67%		interest only	2008

Total—Wholly Owned Centers	$1,259,713	$81,054	$1,157,630	$81,882

Joint Venture Centers (at pro rata share):
Broadway Plaza(50%)(i)	—	$34,955	—	$35,328	6.68%		257(a)	2008
Pacific Premier Retail Trust(51%)(i):
Cascade Mall	$12,317	—	$12,642	—	6.50%		122(a)	2014
Kitsap Mall/Kitsap Place(j)	30,985	—	31,110	—	8.06%		230(a)	2010
Lakewood Mall(k)	64,770	—	64,770	—	7.20%		interest only	2005
Lakewood Mall(l)	8,224	—	8,224	—	4.38%		interest only	2003
Los Cerritos Center	58,969	—	59,385	—	7.13%		421(a)	2006
North Point Plaza	1,709	—	1,747	—	6.50%		16(a)	2015
Redmond Town Center—Retail	31,240	—	31,564	—	6.50%		224(a)	2011
Redmond Town Center—Office(m)	—	43,590	—	44,324	6.77%		370(a)	2009
Stonewood Mall	39,653	—	39,653	—	7.41%		275(a)	2010
Washington Square	57,760	—	58,339	—	6.70%		421(a)	2009
Washington Square Too	5,966	—	6,088	—	6.50%		53(a)	2016
SDG Macerich Properties L.P.(50%)(i)	184,625	—	185,306	—	6.54	%(n)	1,120(a)	2006
SDG Macerich Properties L.P.(50%)(i)	92,250	—	92,250	—	2.35	%(n)	interest only	2003
SDG Macerich Properties L.P.(50%)(i)	40,700	—	40,700	—	2.22	%(n)	interest only	2006
West Acres Center(19%)(i)	7,326	—	7,425	—	6.52%		57(a)	2009
West Acres Center(19%)(i)	1,873	—	1,894	—	9.17%		18(a)	2009

Total—Joint Venture Centers	$638,367	$78,545	641,097	$79,652

Total—All Centers	$1,898,080	$159,599	$1,798,727	$161,534

(a)
This represents the monthly payment of principal and interest.

(b)
On May 2, 2001, the Company refinanced the debt on Capitola Mall. The prior loan was paid in full and a new note was issued for $48,500 bearing interest at a fixed rate of 7.13% and maturing May 15, 2011.

(c)
This amount represents the monthly payment of principal and interest. In addition, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property's gross receipts (as defined in the loan agreement) exceeds a base amount specified therein. Contingent interest expense recognized by the Company was $324 and $165 for the six and three months ended June 30, 2002, respectively; and $278 and $74 for the six and three months ended June 30, 2001, respectively.

(d)
This note was issued at a discount. The discount is being amortized over the life of the loan using the effective interest method. At June 30, 2002 and December 31, 2001, the unamortized discount was $281 and $297, respectively.

(e)
This loan is cross-collateralized by Green Tree Mall, Crossroads Mall-Oklahoma and the Centre at Salisbury.

(f)
Concurrent with the acquisition of the mall, the Company placed a $108.0 million loan bearing interest at LIBOR plus 1.15% and maturing July 1, 2004 with three consecutive one year options. $92.0 million of the loan is at LIBOR plus 0.7% and $16.0 million is at LIBOR plus 3.75%. This variable rate debt is covered by an interest rate cap agreement over two years which effectively prevents the LIBOR interest rate from exceeding 7.10%. At June 30, 2002, the total weighted average interest rate was 2.99%.

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

(i)
Reflects the Company's pro rata share of debt.

(j)
This loan is interest only until December 31, 2001. Effective January 1, 2002, monthly principal and interest of $450 will be payable through maturity. The debt is cross-collateralized by Kitsap Mall and Kitsap Place.

(k)
In connection with the acquisition of this property, the joint venture assumed $127,000 of collateralized fixed rate notes (the "Notes"). The Notes bear interest at an average fixed rate of 7.20% and mature in August 2005. The Notes require the joint venture to deposit all cash flow from the property operations with a trustee to meet its obligations under the Notes. Cash in excess of the required amount, as defined, is released. Included in cash and cash equivalents is $750 of restricted cash deposited with the trustee at June 30, 2002 and at December 31, 2001.

(l)
On July 28, 2000, the joint venture placed a $16,125 floating rate note on the property bearing interest at LIBOR plus 2.25% and maturing July 2003. At June 30, 2002 and December 31, 2001, the total interest rate was 4.38%.

(m)
Concurrent with the acquisition, the joint venture placed $76,700 of debt and obtained a construction loan for an additional $16,000. The entire principal of $16,000 has been drawn on the construction loan.

(n)
In connection with the acquisition of these Centers, the joint venture assumed $485,000 of mortgage notes payable which are collateralized by the properties. At acquisition, the $300,000 fixed rate portion of this debt reflected a fair value of $322,700, which included an unamortized premium of $22,700. This premium is being amortized as interest expense over the life of the loan using the effective interest method. At June 30, 2002 and December 31, 2001, the unamortized balance of the debt premium was $12,150 and $13,512, respectively. This debt is due in May 2006 and requires monthly payments of $1,852. $184,500 of this debt is due in May 2003 and requires monthly interest payments at a variable weighted average rate (based on LIBOR) of 2.35% and 2.39% at June 30, 2002 and December 31, 2001, respectively. This variable rate debt is covered by an interest rate cap agreement, which effectively prevents the interest rate from exceeding 11.53%. On April 12, 2000, the joint venture issued $138,500 of additional mortgage notes, which are collateralized by the properties and are due in May 2006. $57,100 of this debt requires fixed monthly interest payments of $387 at a weighted average rate of 8.13% while the floating rate notes of $81,400 require monthly interest payments at a variable weighted average rate (based on LIBOR) of 2.22% and 2.27% at June 30, 2002 and December 31, 2001, respectively. This variable rate debt is covered by an interest rate cap agreement which effectively prevents the interest rate from exceeding 11.83%.

        Certain mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

        Total interest expense capitalized, including the pro rata share of joint ventures of $237 and $104, during the six and three months ended June 30, 2002, was $3,470 and $1,773, respectively. Total interest expense capitalized, including the pro rata share of joint ventures of $173 and $80 during the six and three months ended June 30, 2001, was $2,564 and $1,320, respectively.

        The fair value of mortgage notes payable, (including the pro rata share of joint ventures of $726,451 and $721,084 at June 30, 2002 and December 31, 2001 respectively), is estimated to be approximately $2,109,367 and $1,983,183 at June 30, 2002 and December 31, 2001, respectively, based on current interest rates for comparable loans.

6.    Bank and Other Notes Payable:

        The Company had a credit facility of $200,000 with a maturity of July 26, 2002 with a right to extend the facility to May 26, 2003 subject to certain conditions. The interest rate on such credit facility fluctuated between 1.35% and 1.80% over LIBOR depending on leverage levels. As of June 30, 2002 and December 31, 2001, $175,000 and $159,000 of borrowings were outstanding under this line of credit at an interest rate of 3.53% and 3.65%, respectively.

        On July 26, 2002, the Company replaced the $200,000 credit facility with a new $425,000 revolving line of credit. This increased revolving line of credit has a three-year term plus a one-year extension. The interest rate fluctuates from LIBOR plus 1.75% to LIBOR plus 3.00% depending on the Company's overall leverage level. At closing the interest rate was 4.82% (See Note 12.).

        Additionally, as of June 30, 2002, the Company has obtained $290 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

7.    Convertible Debentures:

        During 1997, the Company issued and sold $161,400 of its convertible subordinated debentures (the "Debentures"). The Debentures, which were sold at par, bear interest at 7.25% annually (payable semi-annually) and are convertible into common stock at any time, on or after 60 days, from the date of issue at a conversion price of $31.125 per share. In November and December 2000, the Company purchased and retired $10,552 of the Debentures. The Company recorded a gain on early extinguishment of debt of $1,018 related to the transaction. In December 2001, the Company purchased and retired an additional $25,700 of the Debentures. The Debentures mature on December 15, 2002 and are callable by the Company after June 15, 2002 at par plus accrued interest. The Company expects to use the new revolving credit facility to fully retire the Debentures at their maturity.

8.    Related-Party Transactions:

        The Company engaged the Management Companies to manage the operations of its properties and certain unconsolidated joint ventures. For the six and three months ending June 30, 2002, no management fees were incurred to the Management Companies by the Company. For the six and three months ending June 30, 2001, management fees of $757 and $0, respectively, were incurred to the Management Companies by the company. For the six and three months ending June 30, 2002, management fees of $3,767 and $1,894 respectively; and for the six and three months ending June 20, 2001, management fees of $3,561 and $1,789, respectively, were paid to the Management Companies by the joint ventures.

        Certain mortgage notes are held by one of the Company's joint venture partners, NML. Interest expense in connection with these notes was $2,889 and $1,444 for the six and three months ended June 30, 2002, respectively; and $3,959 and $1,474 for the six and three months ended June 30, 2001, respectively. Included in accounts payable and accrued expenses is interest payable to NML of $244 and $263 at June 30, 2002 and December 31, 2001, respectively.

        In 1997 and 1999, certain executive officers received loans from the Company totaling $6,500. These loans are full recourse to the executives. $6,000 of the loans were issued under the terms of the employee stock incentive plan, bear interest at 7%, are due in 2007 and 2009 and are secured by Company common stock owned by the executives. On February 9, 2000, $300 of the $6,000 of these loans was forgiven with respect to three of these officers and charged to compensation expense. On April 2, 2002, $2,700 of these loans were paid off in full by three of these officers. The $500 loan issued in 1997 is non interest bearing and is forgiven ratably over a five year term. These loans receivable totaling $3,175 and $5,189 are included in other assets at June 30, 2002 and December 31, 2001, respectively.

        Certain Company officers and affiliates have guaranteed mortgages of $21,750 at one of the Company's joint venture properties and $2,000 at Greeley Mall.

9.    Commitments and Contingencies:

        The Company has certain properties subject to noncancellable operating ground leases. The leases expire at various times through 2070, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined. Ground rent expenses, net of amounts capitalized, were $633 and $310 for the six and three months ended June 30, 2002, respectively; and were $85 and $77 for the six and three months ended June 30, 2001, respectively. No contingent rent was incurred in either period.

        Perchloroethylene ("PCE") has been detected in soil and groundwater in the vicinity of a dry cleaning establishment at North Valley Plaza, formerly owned by a joint venture of which the Company was a 50% member. The property was sold on December 18, 1997. The California Department of Toxic Substances Control ("DTSC") advised the Company in 1995 that very low levels of Dichloroethylene ("1,2 DCE"), a degradation byproduct of PCE, had been detected in a municipal water well located 1/4 mile west of the dry cleaners, and that the dry cleaning facility may have contributed to the introduction of 1,2 DCE into the water well. According to DTSC, the maximum contaminant level ("MCL") for 1,2 DCE which is permitted in drinking water is 6 parts per billion ("ppb"). The 1,2 DCE was detected in the water well at a concentration of 1.2 ppb, which is below the MCL. The Company has retained an environmental consultant and has initiated extensive testing of the site. The joint venture agreed (between itself and the buyer) that it would be responsible for continuing to pursue the investigation and remediation of impacted soil and groundwater resulting from releases of PCE from the former dry cleaner. Approximately $22 and $15 have already been incurred by the joint venture for remediation, professional and legal fees for the six months ending June 30, 2002 and 2001, respectively. An additional $166 remains reserved by the joint venture as of June 30, 2002. The joint venture has been sharing costs with former owners of the property.

        The Company acquired Fresno Fashion Fair in December 1996. Asbestos has been detected in structural fireproofing throughout much of the Center. Testing data conducted by professional environmental consulting firms indicates that the fireproofing is largely inaccessible to building occupants and is well adhered to the structural members. Additionally, airborne concentrations of asbestos were well within OSHA's permissible exposure limit ("PEL") of .1 fcc. The accounting for this acquisition includes a reserve of $3,300 to cover future removal of this asbestos, as necessary. The Company incurred $49 and $54 in remediation costs for the three months ending June 30, 2002 and 2001, respectively. An additional $2,561 remains reserved at June 30, 2002.

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

11.    Common Stock Offerings:

        On February 28, 2002, the Company issued 1,968,957 common shares with total net proceeds of $51,963. The proceeds from the sale of the common shares will be used principally to finance a portion of the Queens Center expansion and redevelopment project and for general corporate purposes.

12.    Subsequent Events:

        On July 26, 2002, the Operating Partnership acquired Westcor Realty Limited Partnership and its affiliated companies ("Westcor"). Westcor is the dominant owner, operator and developer of regional malls and specialty retail assets in the greater Phoenix area. The total purchase price was approximately $1,475,000 including the assumption of $733,000 in existing debt and the issuance of approximately $72,000 of convertible preferred operating partnership units at a price of $36.55 per unit. The balance of the purchase price was paid in cash which was provided primarily from a $380,000 interim loan with a term of up to 18 months bearing interest at an average rate of LIBOR plus 3.25% and a $250,000 term loan with a maturity of up to five years with an interest rate ranging from LIBOR plus 2.75% to LIBOR plus 3.00% depending on the Company's overall leverage level.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations,

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

        EBITDA represents earnings before interest, income taxes, depreciation, amortization, minority interest, equity in income (loss) of unconsolidated entities, extraordinary items, gain (loss) on sale or write-down of assets, preferred dividends and cumulative effect of change in accounting principle. This data is relevant to an understanding of the economics of the shopping center business as it indicates cash flow available from operations to service debt and satisfy certain fixed obligations. EBITDA should not be construed as an alternative to operating income as an indicator of the Company's operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity. EBITDA, as presented, may not be comparable to similarly titled measures reported by other companies. While the performance of individual Centers and the Management Companies determines EBITDA, the Company's capital structure also influences FFO. The most important component in determining EBITDA and FFO is Center revenues. Center revenues consist primarily of minimum rents, percentage rents and tenant expense recoveries. Minimum rents will increase to the extent that new leases are signed at market rents that are higher than prior rents. Minimum rents will also fluctuate up or down with changes in the occupancy level. Additionally, to the extent that new leases are signed with more favorable expense recovery terms, expense recoveries will increase.

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

        The following discussion is based primarily on the consolidated balance sheet of the Company as of June 30, 2002 and also compares the activities for the six and three months ended June 30, 2002 to the activities for the six and three months ended June 30, 2001. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect the fair representation of the results for the interim periods presented and all such adjustments are of a normal recurring nature.

Forward-Looking Statements

        This quarterly report on Form 10-Q contains or incorporates statements that constitute forward-looking statements. Those statements appear in a number of places in this Form 10-Q and include statements regarding, among other matters, the Company's growth, acquisition, redevelopment and development opportunities, the Company's acquisition and other strategies, regulatory matters pertaining to compliance with governmental regulations and other factors affecting the Company's financial condition or results of operations. Words such as "expects," "anticipates," "intends," "projects," "predicts," "plans," "believes," "seeks," "estimates," and "should" and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or industry to vary materially from the Company's future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include the matters described herein and the following factors among others: general industry, economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of current and prospective tenants, tenant bankruptcies, lease rates and terms, availability and cost of financing, interest rate fluctuations and operating expenses; adverse changes in the real estate markets including, among other things, competition from other companies, retail formats and technologies, risks of real estate redevelopment, development, acquisitions and dispositions; governmental actions and initiatives (including legislative and regulatory changes); environmental and safety requirements; and terrorist activities that could adversely affect all of the above factors. The Company will not update any forward-looking information to reflect actual results or changes in the factors affecting the forward-looking information.

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

Revenue Recognition:

        Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight lining of rent adjustment." Currently, 29% of the mall and freestanding leases contain provisions for CPI rent increases periodically throughout the term of the lease. The Company believes that using CPI increases, rather than fixed contractual rent increases, results in revenue recognition that more closely matches the cash revenue from each lease and will provide more consistent rent growth throughout the term of the leases. Percentage rents are recognized on an accrual basis consistent with Staff Accounting Bulletin 101. Recoveries from tenants for real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred.

Property:

        Costs related to the redevelopment, construction and improvement of properties are capitalized and depreciated as outlined below. Interest incurred or imputed on redevelopment and construction projects are capitalized until construction is substantially complete.

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

Recent Transactions

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

        On June 10, 2002, the Company acquired The Oaks, a 1.1 million square foot super-regional mall in Thousand Oaks, California. The total purchase price was $152.5 million and was funded with $108.0 million of debt, bearing interest at LIBOR plus 1.15%, placed concurrently with the closing. The balance of the purchase price was funded by cash and borrowings under the Company's line of credit. The Oaks is referred to herein as the "Acquisition Center."

        On July 26, 2002, the Operating Partnership acquired Westcor Realty Limited Partnership and its affiliated companies ("Westcor"). Westcor is the dominant owner, operator and developer of regional malls and specialty retail assets in the greater Phoenix area. The total purchase price was approximately $1.475 billion including the assumption of $733 million in existing debt and the issuance of approximately $72 million of convertible preferred operating partnership units at a price of $36.55 per unit. The balance of the purchase price was paid in cash which was provided primarily from a $380 million interim loan with a term of up to 18 months bearing interest at an average rate of LIBOR plus 3.25% and a $250 million term loan with a maturity of up to five years with an interest rate ranging from LIBOR plus 2.75% to LIBOR plus 3.00% depending on the Company's overall leverage level.

        Crossroads Mall-Boulder and Parklane Mall are currently under redevelopment and are referred to herein as the "Redevelopment Centers." All other Centers, excluding the Acquisition Center and the Redevelopment Centers, are referred to herein as the "Same Centers," unless the context otherwise requires.

        Revenues include rents attributable to the accounting practice of straight lining of rents which requires rent to be recognized each year in an amount equal to the average rent over the term of the lease, including fixed rent increases over that period. The amount of straight lined rents, included in consolidated revenues, recognized for the six and three months ended June 30, 2002 was ($0.3) million and ($0.1) million, respectively, compared to $0.1 million and $0.2 million for the six and three months ended June 30, 2001, respectively; Additionally, the Company recognized through equity in income of unconsolidated joint ventures $0.4 million and $0.2 million as its pro rata share of straight lined rents from joint ventures for the six and three months ended June 30, 2002, respectively, compared to $0.7 and $0.3 million for the six and three months ended June 30, 2001, respectively. These decreases resulted from the Company structuring the majority of its new leases using annual Consumer Price Index ("CPI") increases, which generally do not require straight lining treatment. Currently, 29% of the mall and freestanding leases contain provisions for CPI rent increases periodically throughout the term of the lease. The Company believes that using CPI increases, rather than fixed contractual rent increases, results in revenue recognition that more closely matches the cash revenue from each lease and will provide more consistent rent growth throughout the term of the leases.

Risk Factors

        The Company's historical growth in revenues, net income and Funds From Operations have been closely tied to the acquisition and redevelopment of shopping centers. Many factors, including the availability and cost of capital, the Company's total amount of debt outstanding, interest rates and the availability of attractive acquisition targets, among others, will affect the Company's ability to acquire, redevelop and develop additional properties in the future. The Company may not be successful in pursuing acquisition opportunities, and newly acquired properties may not perform as well as expected. Expenses arising from the Company's efforts to complete acquisitions, redevelop or develop properties or increase its market penetration may have an adverse effect on its business, financial condition and results of operations. In addition, the following describes some of the other significant factors that may impact the Company's future results of operations.

        General Factors Affecting the Centers; Competition:    Real property investments are subject to varying degrees of risk that may affect the ability of the Centers to generate sufficient revenues to meet operating and other expenses, including debt service, lease payments, capital expenditures and tenant improvements, and to make distributions to the Company and the Company's stockholders. Income from shopping center properties may be adversely affected by a number of factors, including: the national economic climate; the regional and local economy (which may be adversely impacted by plant closings, industry slowdowns, adverse weather conditions, natural disasters, terrorist activities, and other factors); local real estate conditions (such as an oversupply of, or a reduction in demand for, retail space or retail goods and the availability and creditworthiness of current and prospective tenants); perceptions by retailers or shoppers of the safety, convenience and attractiveness of the shopping center; and increased costs of maintenance, insurance and operations (including real estate taxes). A significant percentage of the Centers are located in California and the Westcor centers are concentrated in Arizona. To the extent that economic or other factors affect California or Arizona (or their respective regions generally) more severely than other areas of the country, the negative impact on the Company's economic performance could be significant. There are numerous shopping facilities that compete with the Centers in attracting tenants to lease space, and an increasing number of new retail formats and technologies other than retail shopping centers that compete with the Centers for retail sales. Increased competition could adversely affect the Company's revenues. Income from shopping center properties and shopping center values are also affected by such factors as applicable laws and regulations, including tax, environmental, safety and zoning laws, interest rate levels and the availability and cost of financing.

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

        Real Estate Development Risks:    Through the Company's acquisition of Westcor, its business strategy has expanded to include the selective development and construction of retail properties. Any development, redevelopment and construction activities that the Company undertakes will be subject to the risks of real estate development, including lack of financing, construction delays, environmental requirement, budget overruns, sunk costs and lease-up. Furthermore, occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable. Real estate development activities are also subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations. If any of the above events occur, the ability to pay distributions and service the Company's indebtedness could be adversely affected.

Comparison of Six Months Ended June 30, 2002 and 2001

Revenues

        Minimum and percentage rents decreased by less than 0.1% to $100.0 million in 2002 from $100.2 million in 2001. Approximately $4.4 million of the decrease is attributed to the sales of Villa Marina Marketplace and Boulder Plaza and $0.8 million of the decrease relates to the Redevelopment Centers. This is offset by a $4.4 million increase relating to the Same Centers primarily due to releasing space at higher rents and $0.6 million relating to the Acquisition Center.

        Tenant recoveries decreased to $51.4 million in 2002 from $52.0 million in 2001.    Approximately $0.1 million of the decrease is attributable to the sales of Villa Marina Marketplace and Boulder Plaza and $0.6 million of the decrease relates to the Same Centers. This is offset by $0.1 million increase relating to the Acquisition Center.

Expenses

        Shopping center and operating expenses increased to $53.4 million in 2002 compared to $51.7 million in 2001. The increase is a result of $2.0 million of increased property taxes, insurance and other recoverable expenses at the Same Centers. Additionally, effective March 29, 2001, the Macerich Property Management Company merged with and into Macerich Property Management Company, LLC ("MPMC, LLC"). Expenses for MPMC, LLC for periods commencing March 29, 2001, are now consolidated and represented $1.2 million of the change. Prior to March 29, 2001, MPMC, LLC was an unconsolidated entity accounted for using the equity method of accounting. The Acquisition Center accounted for $0.3 million of the increase in expenses. These increases are offset by approximately $1.6 million related to the sales of Villa Marina Marketplace and Boulder Plaza and $0.2 million from the Redevelopment Centers.

Interest Expense

        Interest expense decreased to $50.2 million in 2002 from $55.5 million in 2001. Capitalized interest was $3.2 million in 2002, up from $2.4 million in 2001. Approximately $2.1 million of the decrease in interest expense related to the sale of Villa Marina Marketplace and approximately $1.4 million related to the payoff of debt in 2001. In addition, the Company purchased and retired an additional $25.7 million of debentures in December 2001 which reduced interest expense by $1.0 million in 2002 compared to 2001.

Depreciation and Amortization

        Depreciation and amortization increased to $33.6 million in 2002 from $32.3 million in 2001. Approximately $2.2 million relates to additional capital costs at the Same Centers and $0.2 million relates to the Acquisition Center, which is offset by $1.1 million from the sale of Villa Marina Marketplace and Boulder Plaza.

Income From Unconsolidated Joint Ventures and Management Companies

        The income from unconsolidated joint ventures and the Management Companies was $5.4 million for 2002, compared to income of $12.7 million in 2001. Income from the Management Companies increased by $0.7 million primarily due to MPMC, LLC being consolidated effective March 29, 2001. SDG Macerich Properties, LP income increased by $1.6 million primarily due to lower interest expense on floating rate debt. These increases are offset by $10.2 million of loss from the write-down of the Company's investment in MerchantWired, LLC.

Gain (loss) on Sale or Write-down of Assets

        A gain of $10.2 million in 2002 compares to a loss of $0.2 million in 2001. The 2002 gain was a result of the Company selling Boulder Plaza on March 19, 2002, which is offset by a $3.0 million loss representing the write-down of assets from the Company's various technological investments.

Extraordinary Loss from Early Extinguishment of Debt

        In 2001, the Company recorded a loss from early extinguishment of debt of $0.2 million which was a result of write-offs of unamortized financing costs.

Net Income Available to Common Stockholders

        Primarily as a result of the sale of Boulder Plaza and the foregoing results, net income available to common stockholders increased to $16.1 million in 2002 from $13.2 million in 2001.

Operating Activities

        Cash flow from operations was $65.3 million in 2002 compared to $54.3 million in 2001. The increase is primarily due to consolidating the results of MPMC, LLC effective March 29, 2001 and increased net operating income at the Centers as mentioned above.

Investing Activities

        Cash used in investing activities was $143.4 million in 2002 compared to cash used in investing activities of $29.6 million in 2001. The change resulted primarily from the Acquisition Center and the write-down of assets of $10.2 million relating to MerchantWired, LLC which are reflected in equity in income of unconsolidated joint ventures. These decreases are offset by the net cash proceeds received of $23.8 million in 2002 from the sale of Boulder Plaza.

Financing Activities

        Cash flow provided by financing activities was $111.2 million in 2002 compared to cash flow used in financing activities of $33.6 million in 2001. The change resulted primarily from the $52.0 million of net proceeds from the 2002 equity offering, the Acquisition Center in 2002 and the refinancing of Centers in 2001.

Funds From Operations

        Primarily because of the factors mentioned above, Funds from Operations—Diluted increased 6.3% to $81.7 million in 2002 from $76.8 million in 2001.

Comparison of Three Months Ended June 30, 2002 and 2001

Revenues

        Minimum and percentage rents increased by 1.0% to $50.6 million in 2002 from $50.1 million in 2001. Approximately $2.3 million of the increase is attributed to the Same Centers primarily due to releasing space at higher rents and $0.7 million relates to the Acquisition Center. This is offset by $2.3 million relating to the sales of Villa Marina Marketplace and Boulder Plaza and $0.2 million from the Redevelopment Centers.

        Tenant recoveries decreased to $26.3 million in 2002 from $27.3 million in 2001.    Approximately $0.6 million of the decrease is attributable to the sales of Villa Marina Marketplace and Boulder Plaza and $0.8 million of the decrease relates to the Same Centers. This is offset by $0.1 million increase relating to the Redevelopment Centers and $0.3 million relating to the Acquisition Center.

Expenses

        Shopping center and operating expenses were $27.7 million in 2002 and 2001. The results of the quarter ended June 30, 2002 included $0.6 million of increased property taxes, insurance and other recoverable expenses at the Same Centers and $0.3 million relating to the Acquisition Center. These increases are offset by approximately $0.9 million related to the sales of Villa Marina Marketplace and Boulder Plaza.

Interest Expense

        Interest expense decreased to $25.0 million in 2002 from $27.5 million in 2001. Capitalized interest was $1.7 million in 2002, up from $1.2 million in 2001. Approximately $1.1 million of the decrease in interest expense related to the sale of Villa Marina Marketplace and approximately $0.3 million related to the payoff of debt in 2001. In addition, the Company purchased and retired an additional

$25.7 million of debentures in December 2001, which reduced interest expense by $0.6 million in 2002 compared to 2001.

Depreciation and Amortization

        Depreciation and amortization increased to $17.1 million in 2002 from $16.3 million in 2001. Approximately $1.2 million relates to additional capital costs at the Same Centers and $0.2 million relates to the Acquisition Center, which is offset by $0.6 million from the sale of Villa Marina Marketplace and Boulder Plaza.

Income (Loss) From Unconsolidated Joint Ventures and Management Companies

        The income (loss) from unconsolidated joint ventures and the Management Companies was a loss of $0.9 million for 2002, compared to income of $6.6 million in 2001. SDG Macerich Properties, LP income increased by $0.7 million primarily due to lower interest expense on floating rate debt. These increases are offset by $9.0 million of loss from the write-down of the Company's remaining investment in MerchantWired, LLC in the quarter ending June 30, 2002.

Gain (loss) on Sale or Write-Down of Assets

        A loss of $2.5 million in 2002 compares to a gain of $0.1 million in 2001. Approximately $3.0 million of the loss in 2002 was a result of the Company writing down the Company's various technological investments.

Extraordinary Loss from Early Extinguishment of Debt

        In 2001, the Company recorded a loss from early extinguishment of debt of $0.1 million, which was a result of write-offs of unamortized financing costs.

Net Income (Loss) Available to Common Stockholders

        Primarily as a result of the write-down of assets and the foregoing results, net income (loss) available to common stockholders decreased to ($1.3) million in 2002 from $6.8 million in 2001.

Funds From Operations

        Primarily because of the factors mentioned above, Funds from Operations—Diluted increased 4.7% to $40.5 million in 2002 from $38.7 million in 2001.

Liquidity and Capital Resources

        The Company intends to meet its short term liquidity requirements through cash generated from operations and working capital reserves and borrowing under the new revolving line of credit. The Company anticipates that revenues will continue to provide necessary funds for its operating expenses and debt service requirements, and to pay dividends to stockholders in accordance with REIT requirements. The Company anticipates that cash generated from operations, together with cash on hand, will be adequate to fund capital expenditures which will not be reimbursed by tenants, other than non-recurring capital expenditures. The following table summarizes capital expenditures incurred at the Centers, including the pro rata share of joint ventures, for the six months ending June 30,:

	2002	2001
	(Dollars in Millions)
Acquisitions of property and equipment	$160.2	$6.8
Redevelopment and expansion of centers	13.5	19.2
Renovations of centers	1.5	4.0
Tenant allowances	5.8	8.3
Deferred leasing charges	7.1	6.0

Total	$188.1	$44.3

        Excluding the impact of the acquisition of Westcor which closed on July 26, 2002, management expects similar levels to be incurred in future years for tenant allowances and deferred leasing charges and to incur between $25 million to $75 million in 2002 for redevelopment and expansions, excluding Queens Center expansion which will be separately financed. Capital for major expenditures or major redevelopments has been, and is expected to continue to be, obtained from equity or debt financings which include borrowings under the Company's line of credit and construction loans. However, many factors impact the Company's ability to access capital, such as its overall debt level, interest rates, interest coverage ratios and prevailing market conditions.

        On February 28, 2002, the Company issued 1,968,957 common shares with total net proceeds of $52.0 million. The proceeds from the sale of the common shares will be used principally to finance a portion of the Queens Center expansion and redevelopment project and for general corporate purposes. The Queens Center expansion and redevelopment is anticipated to cost approximately $275 million. The Company is currently negotiating construction and permanent loans, which will be secured by the Queens Center property to finance the remaining project costs. Construction began in the second quarter of 2002 with completion estimated to be, in phases, through late 2004.

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

        The Company's total outstanding loan indebtedness at June 30, 2002 was $2.4 billion (including its pro rata share of joint venture debt of $716.9 million). This equated to a debt to Total Market Capitalization (defined as total debt of the Company, including its pro rata share of joint venture debt, plus aggregate market value of outstanding shares of common stock, assuming full conversion of OP Units and preferred stock into common stock) ratio of approximately 57% at June 30, 2002. The majority of the Company's debt consists of fixed-rate conventional mortgages payable secured by individual properties.

        The Company has filed a shelf registration statement, effective June 6, 2002, to sell securities. The shelf registration is for a total of $1 billion of common stock, common stock warrants or common stock rights.

        The Company had an unsecured line of credit for up to $200.0 million with a maturity of July 26, 2002 with a right to extend the facility to May 26, 2003 subject to certain conditions. There were $175.0 million of borrowings outstanding at June 30, 2002. On July 26, 2002, concurrent with the closing of Westcor, the Company replaced this $200.0 million credit facility with a new $425.0 million revolving line of credit. This increased revolving line of credit has a three-year term plus a one-year extension. The interest rate fluctuates from LIBOR plus 1.75% to LIBOR plus 3.00% depending on the Company's overall leverage level. At closing the interest rate was 4.82%.

        The Company has $125.1 million of convertible subordinated debentures (the "Debentures"), which mature December 15, 2002. The Debentures are callable after June 15, 2002 at par plus accrued interest. The Company expects to use the new revolving line of credit to fully retire the Debentures at their maturity.

        At June 30, 2002, the Company had cash and cash equivalents available of $59.6 million.

Funds From Operations:

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

	Six Months Ended June 30,
	2002		2001
	Shares	Amount	Shares	Amount
	(amounts in thousands)
Net income—available to common stockholders		$16,074		$13,245
Adjustments to reconcile net income to FFO—basic:
Minority interest		5,180		4,377
Depreciation and amortization on wholly owned centers		33,750		32,491
Pro rata share of unconsolidated entities' depreciation and amortization		14,465		13,320
(Gain) loss on sale of wholly-owned assets		(10,215)		188
Loss on early extinguishment of debt		—		187
Pro rata share of loss (gain) on sale or write-down of assets from unconsolidated entities		10,419		(123)
Less: Depreciation on personal property and amortization of loan costs and interest rate caps		(2,826)		(2,394)

FFO—basic(1)	46,651	66,847	44,860	61,291
Additional adjustments to arrive at FFO—diluted:
Impact of convertible preferred stock	9,115	10,026	9,115	9,662
Impact of convertible debentures	4,021	4,807	4,848	5,859

FFO—diluted(2)	59,787	$81,680	58,823	$76,812

	Three Months Ended June 30,
	2002		2001
	Shares	Amount	Shares	Amount
	(amounts in thousands)
Net income (loss)—available to common stockholders		$(1,277)		$6,826
Adjustments to reconcile net income to FFO—basic:
Minority interest		(393)		2,249
Depreciation and amortization on wholly owned centers		17,126		16,387
Pro rata share of unconsolidated entities' depreciation and amortization		7,090		6,800
(Gain) loss on sale of wholly-owned assets		3,041		(132)
Loss on early extinguishment of debt		—		1
Pro rata share of loss (gain) on sale or write-down of assets from unconsolidated entities		9,000		(37)
Less: Depreciation on personal property and amortization of loan costs and interest rate caps		(1,415)		(1,176)

FFO—basic(1)	47,393	33,172	44,924	30,918
Additional adjustments to arrive at FFO—diluted:
Impact of convertible preferred stock	9,115	5,013	9,115	4,831
Impact of convertible debentures	4,021	2,362	4,847	2,955

FFO—diluted(2)	60,529	$40,547	$58,886	$38,704

1)
Calculated based upon basic net income as adjusted to reach basic FFO. Weighted average number of shares includes the weighted average number of shares of common stock outstanding for 2002 and 2001 assuming the conversion of all outstanding OP units. As of June 30, 2002, 11.1 million of OP units were outstanding.

2)
The computation of FFO—diluted and diluted average number of shares outstanding includes the effect of outstanding common stock options and restricted stock using the treasury method. The convertible debentures are dilutive for the six and three months ending June 30, 2002 and 2001, and are included in the FFO calculation. On February 25,1998, the Company sold $100 million of its Series A Preferred Stock. On June 17, 1998, the Company sold $150 million of its Series B Preferred Stock. The preferred stock can be converted on a one for one basis for common stock. The preferred shares are assumed converted for purposes of FFO diluted, as they are dilutive to that calculation.

        Included in minimum rents were rents attributable to the accounting practice of straight lining of rents. The amount of straight lining of rents, including the Company's pro rata share from joint ventures, that impacted minimum rents was $0.1 million and $0.1 million for the six and three months ended June 30, 2002, respectively; and $0.8 million and $0.5 million for the six and three months ended June 30, 2001, respectively. The decline in straight lining of rents from 2001 to 2002 is due to the Company structuring its new leases using rent increases tied to the change in the CPI rather than using contractually fixed rent increases. CPI increases do not generally require straight lining of rent treatment.

Inflation

        In the last three years, inflation has not had a significant impact on the Company because of a relatively low inflation rate. Most of the leases at the Centers have rent adjustments periodically through the lease term. These rent increases are either in fixed increments or based on increases in the CPI. In addition, about 8%-12% of the leases expire each year, which enables the Company to replace existing leases with new leases at higher base rents if the rents of the existing leases are below the then existing market rate. Additionally, the majority of the leases require the tenants to pay their pro rata share of operating expenses. This reduces the Company's exposure to increases in costs and operating expenses resulting from inflation.

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

New Pronouncements Issued

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which requires companies to record derivatives on the balance sheet, measured at fair value. Changes in the fair values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities," which delayed the implementation of SFAS 133 from January 1, 2000 to January 1, 2001. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133," ("SFAS138"), which amended the accounting and reporting standards of SFAS 133. As a result of the adoption of SFAS 133 on January 1, 2001, the Company recorded a transition adjustment of approximately $7.1 million to accumulated other comprehensive income related to treasury rate lock transactions settled in prior years. The entire transition adjustment was reflected in the quarter ended March 31, 2001. The Company reclassified approximately $0.7 million and expects to reclassify approximately $1.3 million from accumulated other comprehensive income to earnings for the six months ended June 30, 2002 and for the year ended December 31, 2002, respectively.

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

        In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company adopted SFAS 144 on January 1, 2002. The Company sold Boulder Plaza on March 19, 2002 and in accordance with SFAS 144 the results of Boulder Plaza for the periods from January 1, 2002 to March 19, 2002 and from January 1, 2001 to June 30, 2001 have been reclassified into "discontinued operations" on the consolidated statements of operations. Total revenues associated with Boulder Plaza were approximately $0.5 and $1.2 million for the periods January 1, 2002 to March 19, 2002 and January 1, 2001 to June 30, 2001, respectively.

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

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Company does not believe that the adoption of SFAS No. 146 will have a material impact on its consolidated financial statements.

        Stock-based compensation expense.    In the second quarter of 2002 and effective beginning in the first quarter of 2002, the Company adopted the expense recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". The Company values stock options issued using the Black-Scholes option-pricing model and recognizes this value as an expense over the period in which the options vest. Under this standard, recognition of expense for stock options is applied to all options granted after the beginning of the year of adoption. Prior to the second quarter of 2002, the Company followed the intrinsic method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees". The Company has not issued stock options in 2002 and accordingly the Company has not recognized any stock-based compensation expense for the six months ending June 30, 2002.

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

        The following table sets forth information as of June 30, 2002 concerning the Company's long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV").

	For the Years Ended December 31,
	2002	2003	2004	2005	2006	Thereafter	Total	FV
	(dollars in thousands)
Wholly Owned Centers:
Long term debt:
Fixed rate	$7,098	$26,316	$132,200	$15,671	$67,851	$983,631	$1,232,767	$1,274,916
Average interest rate	7.39%	7.38%	7.39%	7.39%	7.36%	7.36%	7.38%	—
Fixed rate—Debentures	125,148	—	—	—	—	—	125,148	125,658
Average interest rate	7.25%	—	—	—	—	—	7.25%	—
Variable rate	175,000	—	108,000	—	—	—	283,000	283,000
Average interest rate	3.65%	—	2.99%	—	—	—	3.40%	—

Total debt—Wholly owned Centers	$307,246	$26,316	$240,200	$15,671	$67,851	$983,631	$1,640,915	$1,683,574

Joint Venture Centers:
(at Company's pro rata share)
Fixed rate	$3,929	$8,655	$9,241	$74,752	$64,023	$415,138	$575,738	$585,277
Average interest rate	6.87%	6.87%	6.87%	6.83%	6.97%	6.97%	6.87%	—
Variable rate	—	100,474	—	—	40,700	—	141,174	141,174
Average interest rate	—	2.52%	—	—	2.22%	—	2.43%	—

Total debt—Joint Ventures	$3,929	$109,129	$9,241	$74,752	$104,723	$415,138	$716,912	$726,451

Total debt—All Centers	$311,175	$135,445	$249,441	$90,423	$172,574	$1,398,769	$2,357,827	$2,410,025

        The $175.0 million of variable debt maturing in 2002 represents the outstanding borrowings under the Company's $200.0 million credit facility. On July 26, 2002, the Company replaced the $200.0 million credit facility with a new $425.0 million revolving credit facility. The new revolving line of credit has a three year term plus a one year extension. The interest rate fluctuates from LIBOR plus 1.75% to LIBOR plus 3.00% depending on the Company's overall leverage level. At closing the interest rate was 4.82%.

        The Company has $125.1 million of Debentures which will mature on December 15, 2002. The Debentures are callable after June 15, 2002 at par plus accrued interest. The Company expects to use the new revolving credit facility to fully retire the Debentures at their maturity.

        In addition, the Company has assessed the market risk for its variable rate debt as of June 30, 2002 and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $4.2 million per year based on $424.2 million outstanding at June 30, 2002. After the acquisition of Westcor, the Company has $1.4 billion of floating rate debt and a 1% change in average annual variable interest rates would impact future earnings and cash flows by approximately $14.0 million.

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

        None

Item 3  Defaults Upon Senior Securities

        None

Item 4  Submission of Matters to a Vote of Security Holders

        None

        The following matters were voted upon at the Annual Meeting held on May 17, 2002:

    A.    The following three persons were elected as directors of the Company to serve until the annual meeting of stockholders in 2005 and until their respective successors are duly elected and qualify:

	For	Authority Withheld
Dana K. Anderson	27,602,590	1,197,451
Theodore S. Hochstim	27,616,967	1,183,074
Stanley A. Moore	18,905,707	9,894,334

    B.    The ratification of the selection of PricewaterhouseCoopers LLP as the Company's independent public accountants for the fiscal year ending December 31, 2002.

Votes
For:	27,058,788
Against:	1,702,767
Abstain:	38,486

Item 5  Other Information

        None

Item 6  Exhibits and Reports on Form 8-K

  a.
  Exhibits
10.1	$250,000,000 Term Loan Facility Credit Agreement by and among The Macerich Partnership, L.P. and various affiliates and Deutsche Bank Trust Company Americas, JPMorgan Chase Bank and other lenders dated as of July 26, 2002.
10.2
$380,000,000 Interim Facility Credit Agreement by and among The Macerich Partnership, L.P. and various affiliates and Deutsche Bank Trust Company Americas, JPMorgan Chase Bank and various other lenders dated as of July 26, 2002.
10.3
$425,000,000 Revolving Loan Facility Credit Agreement by and among The Macerich Partnership, L.P. and various affiliates and Deutsche Bank Trust Company Americas, JPMorgan Chase Bank and other lenders dated as of July 26, 2002.
10.4	Form of Incidental Registration Rights Agreement between The Macerich Company and various investors dated as of July 26, 2002.
10.5	List of Omitted Incidental Registration Rights Agreements.
  b.
  Current Reports on Form 8-K

    Current Report on Form 8-K event date May 31, 2002 (reporting announcement of agreement to acquire Westcor).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002	THE MACERICH COMPANY

	By:	/s/ THOMAS E. O'HERN Thomas E. O'Hern Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Page

  (a)
  Exhibits

Number	Description
10.1	$250,000,000 Term Loan Facility Credit Agreement by and among The Macerich Partnership, L.P. and various affiliates and Deutsche Bank Trust Company Americas, JPMorgan Chase Bank and other lenders dated as of July 26, 2002.
10.2
$380,000,000 Interim Facility Credit Agreement by and among The Macerich Partnership, L.P. and various affiliates and Deutsche Bank Trust Company Americas, JPMorgan Chase Bank and various other lenders dated as of July 26, 2002.
10.3
$425,000,000 Revolving Loan Facility Credit Agreement by and among The Macerich Partnership, L.P. and various affiliates and Deutsche Bank Trust Company Americas, JPMorgan Chase Bank and other lenders dated as of July 26, 2002.
10.4	Form of Incidental Registration Rights Agreement between The Macerich Company and various investors dated as of July 26, 2002.
10.5	List of Omitted Incidental Registration Rights Agreements.

QuickLinks

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
  7. Convertible Debentures
  8. Related-Party Transactions
  9. Commitments and Contingencies
  10. Cumulative Convertible Redeemable Preferred Stock
  11. Common Stock Offerings
  12. Subsequent Events
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations,
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II OTHER INFORMATION
  Item 1 Legal Proceedings
  Item 2 Changes in Securities and Use of Proceeds
  Item 3 Defaults Upon Senior Securities
  Item 4 Submission of Matters to a Vote of Security Holders
  Item 5 Other Information
  Item 6 Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX