Form 10-Q
period 2002-09-30
MACERICH CO
filed 2002-11-15
CIK 912242

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 2002

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

Common stock, par value $.01 per share: 36,310,929 shares
Number of shares outstanding of the registrant's common stock, as of November 8, 2002.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes ☒    No ☐

Form 10-Q

INDEX

		Page
Part I:	Financial Information
Item 1.	Financial Statements
	Consolidated balance sheets of the Company as of September 30, 2002 and December 31, 2001	1
	Consolidated statements of operations of the Company for the periods from January 1 through September 30, 2002 and 2001	2
	Consolidated statements of operations of the Company for the periods from July 1 through September 30, 2002 and 2001	3
	Consolidated statements of cash flows of the Company for the periods from January 1 through September 30, 2002 and 2001	4
	Notes to condensed and consolidated financial statements	5 to 23
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24 to 37
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	39
Part II:	Other Information
Item 1.	Legal Proceedings	40
Item 2.	Changes in Securities and Use of Proceeds	40
Item 3.	Defaults Upon Senior Securities	40
Item 4.	Submission of Matters to a Vote of Security Holders	40
Item 5.	Other Information	40
Item 6.	Exhibits and Reports on Form 8-K	40

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Property, net	$2,779,423	$1,887,329
Cash and cash equivalents	63,165	26,470
Tenant receivables, including accrued overage rents of $731 in 2002 and $6,390 in 2001	39,568	42,537
Deferred charges and other assets, net	75,944	59,640
Loans to unconsolidated joint ventures	19,696	—
Investments in unconsolidated joint ventures and the management companies	610,255	278,526

Total assets	3,588,051	2,294,502

LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY:
Mortgage notes payable:
Related parties	$80,645	$81,882
Others	1,619,770	1,157,630

Total	1,700,415	1,239,512
Bank notes payable	850,000	159,000
Convertible debentures	125,148	125,148
Accounts payable and accrued expenses	37,499	26,161
Due to affiliates	3,403	998
Other accrued liabilities	38,089	28,394
Preferred stock dividend payable	5,195	5,013

Total liabilities	2,759,749	1,584,226

Minority interest	166,229	113,986

Commitments and contingencies (Note 9)
Series A cumulative convertible redeemable preferred stock, $.01 par value, 3,627,131 shares authorized, issued and outstanding at September 30, 2002 and December 31, 2001	98,934	98,934
Series B cumulative convertible redeemable preferred stock, $.01 par value, 5,487,471 shares authorized, issued and outstanding at September 30, 2002 and December 31, 2001	148,402	148,402

	247,336	247,336

Common stockholders' equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 36,271,718 and 33,981,946 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	360	340
Additional paid in capital	467,668	366,349
Accumulated deficit	(35,901)	(4,944)
Accumulated other comprehensive loss	(5,173)	(5,820)
Unamortized restricted stock	(12,217)	(6,971)

Total common stockholders' equity	414,737	348,954

Total liabilities, preferred stock and common stockholders' equity	$3,588,051	$2,294,502

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
REVENUES:
Minimum rents	$159,829	$147,003
Percentage rents	4,250	5,341
Tenant recoveries	85,379	79,573
Other	8,143	7,866

Total revenues	257,601	239,783

EXPENSES:
Shopping center and operating expenses	89,789	80,188
General and administrative expense	4,559	4,478
Interest expense:
Related parties	4,360	5,450
Others	82,055	77,592

Total interest expense	86,415	83,042

Depreciation and amortization	55,114	48,831
Equity in income of unconsolidated joint ventures and the management companies	20,955	20,891
Loss on sale or write-down of assets	(3,714)	(295)

Income before extraordinary item and minority interest	38,965	43,840
Extraordinary loss on early extinguishment of debt	(870)	(187)

Income of the Operating Partnership from continuing operations	38,095	43,653
Discontinued Operations:
Gain on sale of asset	13,923	—
Income from discontinued operations	316	879

Income before minority interest	52,334	44,532
Less: Minority interest in net income of the Operating Partnership	9,364	7,342

Net income	42,970	37,190
Less: Preferred dividends	15,222	14,675

Net income available to common stockholders	27,748	22,515

Earnings per common share—basic:
Income from continuing operations before extraordinary item	$0.50	$0.66
Extraordinary item	(0.02)	(0.01)
Discontinued operations	0.30	0.02

Net income per share available to common stockholders	$0.78	$0.67

Weighted average number of common shares outstanding—basic	35,739,000	33,761,000

Weighted average number of common shares outstanding—basic, assuming full conversion of operating partnership units outstanding	47,525,000	44,915,000

Earnings per common share—diluted:
Income from continuing operations before extraordinary item	$0.49	$0.65
Extraordinary item	(0.02)	—
Discontinued operations	0.30	0.02

Net income per share available to common stockholders	$0.77	$0.67

Weighted average number of common shares outstanding—diluted for EPS	47,989,000	44,915,000

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2002	2001
REVENUES:
Minimum rents	$62,107	$49,713
Percentage rents	1,961	2,391
Tenant recoveries	33,999	27,580
Other	3,476	2,797

Total revenues	101,543	82,481

EXPENSES:
Shopping center and operating expenses	36,436	28,461
General and administrative expense	1,015	963
Interest expense:
Related parties	1,461	1,491
Others	34,794	26,059

Total interest expense	36,255	27,550

Depreciation and amortization	21,479	16,513
Equity in income of unconsolidated joint ventures and the management companies	15,550	8,209
Loss on sale or write-down of assets	(13)	(107)

Income before extraordinary item and minority interest	21,895	17,096
Extraordinary loss on early extinguishment of debt	(870)	—

Income of the Operating Partnership from continuing operations	21,025	17,096
Discontinued Operations:
Gain on sale of asset	7	—
Income from discontinued operations	23	150

Income before minority interest	21,055	17,246
Less: Minority interest in net income of the Operating Partnership	4,184	2,965

Net income	16,871	14,281
Less: Preferred dividends	5,195	5,013

Net income available to common stockholders	$11,676	$9,268

Earnings per common share—basic:
Income from continuing operations before extraordinary item	$0.34	$0.27
Extraordinary item	(0.02)	—
Discontinued operations	—	—

Net income per share available to common stockholders	$0.32	$0.27

Weighted average number of common shares outstanding—basic	36,260,000	33,879,000

Weighted average number of common shares outstanding—basic, assuming full conversion of operating partnership units outstanding	49,252,000	45,032,000

Earnings per common share—diluted:
Income from continuing operations before extraordinary item	$0.34	$0.27
Extraordinary item	(0.02)	—
Discontinued operations	—	—

Net income per share available to common stockholders	$0.32	$0.27

Weighted average number of common shares outstanding—diluted for EPS	49,716,000	45,032,000

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the nine months ended September 30,
	2002	2001
Cash flows from operating activities:
Net income available to common stockholders	$27,748	$22,515
Preferred dividends	15,222	14,675

Net income	42,970	37,190

Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary loss on early extinguishment of debt	870	187
(Gain) loss on sale or write-down of assets	(10,209)	295
Depreciation and amortization	55,229	49,092
Amortization of net discount on trust deed note payable	25	25
Minority interest in net income of the Operating Partnership	9,364	7,342
Minority interest of consolidated joint ventures	8,914	—
Changes in assets and liabilities:
Tenant receivables, net	2,969	2,934
Other assets	(2,306)	486
Accounts payable and accrued expenses	11,338	3,183
Due to affiliates	2,405	(7,893)
Other liabilities	9,695	6,912
Preferred stock dividend payable	182	(282)

Total adjustments	88,476	62,281

Net cash provided by operating activities	131,446	99,471

Cash flows from investing activities:
Acquisitions of property and property improvements	(464,285)	(11,159)
Development, redevelopment and expansions of centers	(23,859)	(18,398)
Renovations of centers	(2,063)	(7,197)
Tenant allowances	(7,850)	(7,762)
Deferred leasing charges	(10,837)	(8,234)
Equity in income of unconsolidated joint ventures and the management companies	(20,955)	(20,891)
Distributions from joint ventures	54,946	21,990
Contributions to joint ventures	(6,285)	(4,046)
Acquisitions of joint ventures	(359,435)	—
Loans to unconsolidated joint ventures	(19,696)	—
Proceeds from sale of assets	23,817	—

Net cash used in investing activities	(836,502)	(55,697)

Cash flows from financing activities:
Proceeds from mortgages, notes and debentures payable	975,628	223,164
Payments on mortgages, notes and debentures payable	(185,733)	(185,189)
Deferred financing costs	(14,325)	(2,267)
Net proceeds from equity offerings	51,941	—
Dividends and distributions	(70,538)	(73,198)
Dividends to preferred stockholders	(15,222)	(14,675)

Net cash provided by (used in) financing activities	741,751	(52,165)

Net increase (decrease) in cash	36,695	(8,391)
Cash and cash equivalents, beginning of period	26,470	36,273

Cash and cash equivalents, end of period	$63,165	$27,882

Supplemental cash flow information:
Cash payment for interest, net of amounts capitalized	$81,092	$80,592

Non-cash transactions:
Acquisition of property by assumption of debt	$361,983	—

Acquisition of property by issuance of operating partnership units	$90,597	—

The accompanying notes are in integral part of these financial statements.

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

        The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments, (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results for interim periods are not necessarily indicative of the results to be expected for a full year. The accompanying consolidated balance sheet as of December 31, 2001 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

        Certain reclassifications have been made in the 2001 consolidated financial statements to conform to the 2002 financial statement presentation.

Accounting Pronouncements:

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which requires companies to record derivatives on the balance sheet, measured at fair value. Changes in the fair values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. As a result of the adoption of SFAS 133 on January 1, 2001, the Company recorded a transition adjustment of $7,148 to accumulated other comprehensive income related to treasury rate lock transactions settled in prior years. The entire transition adjustment was reflected in the quarter ended March 31, 2001. The Company reclassified $994 and expects to reclassify $1,328 from accumulated other comprehensive income to earnings for the nine months ended September 30, 2002 and for the year ended December 31, 2002, respectively.

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

        On July 1, 2001, the Company adopted SFAS No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires that the purchase method of accounting be used for all business combinations for which the date of acquisition is after June 30, 2001. SFAS 141 also establishes specific criteria for the recognition of intangible assets. The Company has determined that the adoption of SFAS 141 did not have an impact on its consolidated financial statements.

        In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company adopted SFAS 144 on January 1, 2002. The Company sold Boulder Plaza on March 19, 2002 and in accordance with SFAS 144, the results of Boulder Plaza for the periods from January 1, 2002 to March 19, 2002 and from January 1, 2001 to September 30, 2001 have been reclassified into "discontinued operations" on the consolidated statements of operations. Total revenues associated with Boulder Plaza were $495 and $1,558 for the periods January 1, 2002 to March 19, 2002 and January 1, 2001 to September 30, 2001, respectively.

        In May 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections" ("SFAS 145"), which is effective for fiscal years beginning after May 15, 2002. SFAS 145 rescinds SFAS 4, SFAS 44 and SFAS 64 and amends SFAS 13 to modify the accounting for sales-leaseback transactions. SFAS 4 required the classification of gains and losses resulting from extinguishment of debt to be classified as extraordinary items. SFAS 64 amended SFAS 4 and is no longer necessary because SFAS 4 has been rescinded. The Company expects to reclassify a loss of $2,034 and $304 for the years ending December 31, 2001 and 2000, respectively, from extraordinary items upon adoption of SFAS 145 on January 1, 2003.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Company does not believe that the adoption of SFAS No. 146 will have a material impact on its consolidated financial statements.

        Stock-based compensation expense.    In the second quarter of 2002 and effective beginning in the first quarter of 2002, the Company adopted the expense recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Effective January 1, 2002, the Company will value stock options issued using the Black-Scholes option-pricing model and recognizes this value as an expense over the period in which the options vest. Under this standard, recognition of expense for stock options is applied to all options granted after the beginning of the year of adoption. Prior to January 1, 2002, the Company followed the intrinsic method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees." The Company has not issued stock options in 2002 and accordingly the Company has not recognized any stock-based compensation expense related to stock options for the three and nine months ending September 30, 2002.

Earnings Per Share ("EPS")

        The computation of basic earnings per share is based on net income and the weighted average number of common shares outstanding for the nine and three months ending September 30, 2002 and 2001. The computation of diluted earnings per share does not include the effect of outstanding restricted stock issued under the employee and director stock incentive plans as they are antidilutive using the treasury method. The Operating Partnership units ("OP units") not held by the Company have been included in the diluted EPS calculation since they are redeemable on a one-for-one basis for shares of common stock. The following table reconciles the basic and diluted earnings per share calculation:

	For the Nine Months Ended September 30,
	2002			2001
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(In thousands, except per share data)
Net income	$42,970			$37,190
Less: Preferred stock dividends	15,222			14,675

Basic EPS:
Net income available to common stockholders	27,748	35,739	$0.78	22,515	33,761	$0.67
Diluted EPS:
Effect of dilutive securities:
Conversion of OP units	9,364	11,786		7,342	11,154
Employee stock options	—	464		n/a—antidilutive for EPS
Restricted stock	n/a—antidilutive for EPS			n/a—antidilutive for EPS
Convertible preferred stock	n/a—antidilutive for EPS			n/a—antidilutive for EPS
Convertible debentures	n/a—antidilutive for EPS			n/a—antidilutive for EPS

Net income available to common stockholders	$37,112	47,989	$0.77	$29,857	44,915	$0.67

	For the Three Months Ended September 30,
	2002			2001
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(In thousands, except per share data)
Net income	$16,871			$14,281
Less: Preferred stock dividends	5,195			5,013

Basic EPS:
Net income available to common stockholders	11,676	36,260	$0.32	9,268	33,879	$0.27
Diluted EPS:
Effect of dilutive securities:
Conversion of OP units	4,184	12,992		2,965	11,153
Employee stock options	—	464		n/a—antidilutive for EPS
Restricted stock	n/a—antidilutive for EPS			n/a—antidilutive for EPS
Convertible preferred stock	n/a—antidilutive for EPS			n/a—antidilutive for EPS
Convertible debentures	n/a—antidilutive for EPS			n/a—antidilutive for EPS

Net income available to common stockholders	$15,860	49,716	$0.32	$12,233	45,032	$0.27

2.    Organization:

        The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"). As of September 30, 2002, The Operating Partnership owns or has an ownership interest in 56 regional shopping centers and 21 community shopping centers aggregating approximately 58 million square feet of gross leasable area ("GLA"). These 77 regional and community shopping centers are referred to hereinafter as the "Centers", unless the context otherwise requires. The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Company's management companies, Macerich Property Management Company, LLC, a single-member Delaware limited liability company, Macerich Management Company, a California corporation (collectively, the "Macerich Management Companies") and Westcor Partners, LLC, a single member Arizona limited liability company and Macerich Westcor Management, LLC, a single member Delaware limited liability company (collectively, the "Westcor Management Companies"). The term "Macerich Management Companies" includes Macerich Property Management Company, a California corporation, prior to the merger with Macerich Property Management Company, LLC on March 29, 2001 and Macerich Manhattan Management Company, a California corporation which has ceased operations and is a wholly-owned subsidiary of Macerich Management Company.

        The Company was organized to qualify as a REIT under the Internal Revenue Code of 1986, as amended. As of September 30, 2002, the 23% limited partnership interest of the Operating Partnership not owned by the Company is reflected in these financial statements as minority interest.

3.    Investments in Unconsolidated Joint Ventures and the Macerich Management Companies:

        The following are the Company's investments in various joint ventures. The Operating Partnership's interest in each joint venture as of September 30, 2002 is as follows:

Joint Venture	The Operating Partnership's Ownership %
Macerich Northwestern Associates	50%
Manhattan Village, LLC	10%
MerchantWired, LLC	9.6%
Pacific Premier Retail Trust	51%
Panorama City Associates	50%
SDG Macerich Properties, L.P.	50%
West Acres Development	19%
Westcor Portfolio:
Regional Malls:
Arrowhead Towne Center	33.3%
Desert Sky Mall	50%
FlatIron Crossing	50%
Scottsdale Fashion Square	50%
Superstition Springs Center	33.3%
Other Properties/Affiliated Companies:
Arrowhead Festival	5%
Camelback Colonnade	75%
Chandler Festival	50%
Chandler Gateway	50%
East Flagstaff Plaza	50%
East Mesa Land	50%
Shops at Gainey Village	50%
Hilton Village	50%
Ina and La Cholla	50%
Lee West	50%
Paradise Village Investment Co.	50%
Promenade	50%
Propcor Associates	25%
Propcor II—Boulevard Shops	50%
RLR/WV1	50%
Scottsdale/101 Associates	46%

        As of March 28, 2001, the Operating Partnership also owned all of the non-voting preferred stock of Macerich Property Management Company and Macerich Management Company, which is generally entitled to dividends equal to 95% of the net cash flow of each company. Macerich Manhattan Management Company, which has ceased operations, is a wholly owned subsidiary of Macerich Management Company. Effective March 29, 2001, Macerich Property Management Company merged with and into Macerich Property Management Company, LLC ("MPMC, LLC"). MPMC, LLC is a single-member Delaware limited liability company and is 100% owned by the Operating Partnership. The ownership structure of Macerich Management Company has remained unchanged.

        The Company accounts for the Macerich Management Companies (exclusive of MPMC, LLC) and joint ventures using the equity method of accounting. Effective March 29, 2001, the Company consolidated the accounts for MPMC, LLC.

        On September 30, 2000, Manhattan Village, a 551,847 square foot regional shopping center, 10% of which was owned by the Operating Partnership, was sold. The joint venture sold the property for $89,000, including a note receivable from the buyer for $79,000 at a fixed interest rate of 8.75% payable monthly, until its maturity date of September 30, 2001. On December 28, 2001, the note receivable was paid down by $5,000 and the maturity date was extended to September 30, 2002 at a new fixed interest rate of 9.5%. On July 2, 2002, the note receivable of $74,000 was paid in full.

        MerchantWired LLC was formed by six major mall companies, including the Company, to provide a private, high-speed IP network to malls across the United States. The members of MerchantWired LLC agreed to sell all their collective membership interests in MerchantWired LLC under the terms of a definitive agreement with Transaction Network Services, Inc. ("TNSI"). The transaction was expected to close in the second quarter of 2002, but TNSI unexpectedly informed the members of MerchantWired LLC that it would not complete the transaction. As a result, MerchantWired LLC shut down its operations and transitioned its customers to alternate service providers. The Company does not anticipate making further cash contributions to MerchantWired LLC and wrote-off their remaining investment of $8,947 in the three months ended June 30, 2002, which is reflected in the equity in income of unconsolidated joint ventures.

        On July 26, 2002, the Operating Partnership acquired Westcor Realty Limited Partnership and its affiliated companies ("Westcor"), which included the joint ventures noted in the above schedule. Westcor is the dominant owner, operator and developer of regional malls and specialty retail assets in the greater Phoenix area. The total purchase price was approximately $1,475,000 including the assumption of $733,000 in existing debt and the issuance of approximately $72,000 of convertible preferred operating partnership units at a price of $36.55 per unit. Additionally, $18,910 of partnership units of Westcor Realty Limited Partnership were issued to limited partners of Westcor which, subject to certain conditions, can be converted on a one for one basis into operating partnership units of the Operating Partnership. The balance of the purchase price was paid in cash which was provided primarily from a $380,000 interim loan with a term of up to 18 months bearing interest at an average rate of LIBOR plus 3.25% and a $250,000 term loan with a maturity of up to five years with an interest rate ranging from LIBOR plus 2.75% to LIBOR plus 3.00% depending on the Company's overall leverage level.

        The results of Westcor are included for the period subsequent to its date of acquisition.

        Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures and the Macerich Management Companies.

COMBINED AND CONDENSED BALANCE SHEETS OF UNCONSOLIDATED JOINT VENTURES
AND THE MACERICH MANAGEMENT COMPANIES
(Dollars in thousands)

	September 30, 2002	December 31, 2001
Assets:
Properties, net	$3,531,230	$2,179,908
Other assets	86,434	157,494

Total assets	$3,617,664	$2,337,402

Liabilities and partners' capital:
Mortgage notes payable	$2,191,224	$1,457,871
Other liabilities	88,952	138,531
The Company's capital	610,255	278,526
Outside partners' capital	727,233	462,474

Total liabilitites and partners' capital	$3,617,664	$2,337,402

COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES
AND THE MACERICH MANAGEMENT COMPANIES
(Dollars in thousands)

	Nine Months Ended September 30, 2002
	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Westcor Joint Ventures	Other Joint Ventures	Macerich Management Companies	Total
Revenues:
Minimum rents	$69,530	$77,367	$21,805	$17,595	—	$186,297
Percentage rents	2,253	2,506	82	995	—	5,836
Tenant recoveries	32,098	29,465	8,654	6,200	—	76,417
Management fee	—	—	—	—	$7,132	7,132
Other	1,375	1,342	222	6,488	—	9,427

Total revenues	105,256	110,680	30,763	31,278	7,132	285,109

Expenses:
Shopping center and operating expenses	39,713	32,916	9,863	13,596	—	96,088
Interest expense	22,589	36,314	7,869	7,808	(232)	74,348
Management Company expense	—	—	—	—	5,869	5,869
Depreciation and amortization	19,367	17,871	8,582	8,353	1,112	55,285

Total operating expenses	81,669	87,101	26,314	29,757	6,749	231,590

Gain (loss) on sale or write-down of assets	12	4,606	124	(107,389)	113	(102,534)

Net income (loss)	$23,599	$28,185	$4,573	($105,868)	$496	($49,015)

Company's pro rata share of net income (loss)	$11,800	$14,342	$2,395	($8,054)	$472	$20,955

COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES
AND THE MACERICH MANAGEMENT COMPANIES
(Dollars in thousands)

	Nine Months Ended September 30, 2001
	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Other Joint Ventures	Macerich Management Companies	Total
Revenues:
Minimum rents	$68,415	$74,460	$15,135	—	$158,010
Percentage rents	2,805	2,373	1,077	—	6,255
Tenant recoveries	32,033	27,167	7,425	—	66,625
Management fee	—	—	—	$7,656	7,656
Other	1,957	1,225	11,203	—	14,385

Total revenues	105,210	105,225	34,840	7,656	252,931

Expenses:
Shopping center and operating expenses	38,810	30,145	29,302	—	98,257
Interest expense	28,666	37,173	6,204	(95)	71,948
Management Company expense	—	—	—	7,636	7,636
Depreciation and amortization	18,848	17,167	5,063	783	41,861

Total operating expenses	86,324	84,485	40,569	8,324	219,702

Gain on sale or write-down of assets	—	72	675	45	792

Net income (loss)	$18,886	$20,812	($5,054)	($623)	$34,021

Company's pro rata share of net income (loss)	$9,443	$10,614	$1,426	($592)	$20,891

COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES
AND THE MACERICH MANAGEMENT COMPANIES
(Dollars in thousands)

	Three Months Ended September 30, 2002
	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Westcor Joint Ventures	Other Joint Ventures	Macerich Management Companies	Total
Revenues:
Minimum rents	$23,543	$26,461	$21,805	$6,022	—	$77,831
Percentage rents	619	1,035	82	450	—	2,186
Tenant recoveries	11,202	10,844	8,654	2,196	—	32,896
Management fee	—	—	—	—	$2,711	2,711
Other	762	498	222	247	—	1,729

Total revenues	36,126	38,838	30,763	8,915	2,711	117,353

Expenses:
Shopping center and operating expenses	13,399	11,797	9,863	2,629	—	37,688
Interest expense	7,537	12,108	7,869	2,023	(84)	29,453
Management Company expense	—	—	—	—	1,787	1,787
Depreciation and amortization	6,602	5,991	8,582	997	378	22,550

Total operating expenses	27,538	29,896	26,314	5,649	2,081	91,478

Gain on sale or write-down of assets	—	4,606	124	(521)	146	4,355

Net income	$8,588	$13,548	$4,573	$2,745	$776	$30,230

Company's pro rata share of net income	$4,294	$6,899	$2,395	$1,223	$739	$15,550

COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES
AND THE MACERICH MANAGEMENT COMPANIES
(Dollars in thousands)

	Three Months Ended September 30, 2001
	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Other Joint Ventures	Macerich Management Companies	Total
Revenues:
Minimum rents	$23,053	$25,710	$5,178	—	$53,941
Percentage rents	718	951	499	—	2,168
Tenant recoveries	10,747	9,576	2,842	—	23,165
Management fee	—	—	—	$2,254	2,254
Other	659	334	3,653	—	4,646

Total revenues	35,177	36,571	12,172	2,254	86,174

Expenses:
Shopping center and operating expenses	12,763	10,798	11,109	—	34,670
Interest expense	8,926	12,387	2,352	(28)	23,637
Management Company expense	—	—	—	1,712	1,712
Depreciation and amortization	6,409	5,954	1,746	250	14,359

Total operating expenses	28,098	29,139	15,207	1,934	74,378

Gain on sale or write-down of assets	12	—	416	45	473

Net income (loss)	$7,091	$7,432	($2,619)	$365	$12,269

Company's pro rata share of net income	$3,546	$3,790	$526	$347	$8,209

        Significant accounting policies used by the unconsolidated joint ventures and the Macerich Management Companies are similar to those used by the Company.

        Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life ("NML") of $154,286 and $157,567 as of September 30, 2002 and December 31, 2001, respectively. NML is considered a related party because they are a joint venture partner with the Company in Macerich Northwestern Associates. Interest expense incurred on these borrowings amounted to $7,842 and $8,077 for the nine months ended September 30, 2002 and 2001, respectively; and $2,625 and $2,710 for the three months ended September 30, 2002 and 2001, respectively.

4.    Property:

        Property is summarized as follows:

	September 30, 2002	December 31, 2001
	(Dollars in thousands)
Land	$527,818	$382,739
Building improvements	2,448,719	1,688,720
Tenant improvements	71,795	66,808
Equipment and furnishings	21,552	18,405
Construction in progress	91,224	71,161

	3,161,108	2,227,833
Less, accumulated depreciation	(381,685)	(340,504)

	$2,779,423	$1,887,329

        On June 10, 2002, the Company acquired The Oaks, a 1.1 million square foot super-regional mall in Thousand Oaks, California. The total purchase price was $152,500 and was funded with $108,000 of debt, bearing interest at LIBOR plus 1.15%, placed concurrently with the acquisition. The balance of the purchase price was funded by cash and borrowings under the Company's line of credit.

        Additionally, the above schedule includes the acquisition of Westcor (See Note 12).

        A gain on sale or write-down of assets of $10, 209 for the nine months ended September 30, 2002 includes a gain of $13,923 as a result of the Company selling Boulder Plaza on March 19, 2002 and is offset by a loss of $3,029 as a result of writing-off the Company's various technological investments in the quarter ended June 30, 2002.

5.    Mortgage Notes Payable:

        Mortgage notes payable at September 30, 2002 and December 31, 2001 consist of the following:

	Carrying Amount of Notes (Dollars in thousands)
	2002		2001
Property Pledged as Collateral	Other	Related Party	Other	Related Party	Interest Rate	Payment Terms		Maturity Date
Consolidated Centers:
Capitola Mall (b)	—	$46,980	—	$47,857	7.13%	380(a	)	2011
Carmel Plaza	$28,145	—	$28,358	—	8.18%	202(a	)	2009
Chesterfield Towne Center	62,056	—	62,742	—	9.07%	548(c	)	2024
Citadel	69,604	—	70,708	—	7.20%	554(a	)	2008
Corte Madera, Village at	70,075	—	70,626	—	7.75%	516(a	)	2009
Crossroads Mall — Boulder (d)	—	33,665	—	34,025	7.08%	244(a	)	2010
Fresno Fashion Fair	68,189	—	68,724	—	6.52%	437(a	)	2008
Greeley Mall	13,556	—	14,348	—	8.50%	187(a	)	2003
Green Tree Mall/Crossroads — OK/Salisbury (e)	117,714	—	117,714	—	7.23%	interest only		2004
Northwest Arkansas Mall	58,957	—	59,867	—	7.33%	434(a	)	2009
The Oaks (f)	108,000	—	—	—	2.99%	interest only		2004
Pacific View (g)	88,048	—	88,715	—	7.16%	602(a	)	2011
Queens Center	97,470	—	98,278	—	6.88%	633(a	)	2009
Rimrock Mall (h)	45,645	—	45,966	—	7.45%	320(a	)	2011
Santa Monica Place	83,745	—	84,275	—	7.70%	606(a	)	2010
South Plains Mall	62,993	—	63,474	—	8.22%	454(a	)	2009
South Towne Center	64,000	—	64,000	—	6.61%	interest only		2008
Valley View Center	51,000	—	51,000	—	7.89%	interest only		2006
Vintage Faire Mall	68,756	—	69,245	—	7.89%	508(a	)	2010
Westside Pavilion	98,803	—	99,590	—	6.67%	interest only		2008

Subtotal—Consolidated Centers	$1,256,756	$80,645	$1,157,630	$81,882

Westcor Portfolio:
Borgata	$15,556	—	—	—	7.57%	115(a	)	2007
Chandler Fashion Center (i)	150,745	—	—	—	3.58%	interest only		2002
Flagstaff Mall	14,184	—	—	—	7.80%	121(a	)	2006
Paradise Valley Mall	79,335	—	—	—	6.50%	506(a	)	2007
Paradise Valley Mall	23,649	—	—	—	7.38%	183(a	)	2009
Paradise Village Gateway	17,947	—	—	—	7.78%	137(a	)	2007
Prescott Gateway (j)	39,604	—	—	—	4.50%	interest only		2003
Village Plaza	5,292	—	—	—	8.63%	47(a	)	2006
Village Square I & II	4,860	—	—	—	7.47%	41(a	)	2006
Westbar	7,669	—	—	—	7.14%	66(a	)	2004
Westbar	4,173	—	—	—	8.00%	35(a	)	2005

Subtotal—Westcor Consolidated Centers	$363,014	—	—	—

Grand Total—Consolidated Centers	$1,619,770	$80,645	$1,157,630	$81,882

        Mortgage notes payable of the unconsolidated joint ventures at September 30, 2002 and December 31, 2001 consist of the following:

	Carrying Amount of Notes (Dollars in thousands)
	2002		2001
Property Pledged as Collateral	Other	Related Party	Other	Related Party	Interest Rate	Payment Terms	Maturity Date
Joint Venture Centers (at pro rata share):
Broadway Plaza (50%)(k)	—	$34,770	—	$35,328	6.68%	257(a)	2008
Pacific Premier Retail Trust (51%)(k):
Cascade Mall	$12,153	—	$12,642	—	6.50%	122(a)	2014
Kitsap Mall/Kitsap Place(l)	30,919	—	31,110	—	8.06%	230(a)	2010
Lakewood Mall(m)	64,770	—	64,770	—	7.20%	interest only	2005
Lakewood Mall(n)	8,224	—	8,224	—	4.38%	interest only	2003
Los Cerritos Center	58,755	—	59,385	—	7.13%	421(a)	2006
North Point Plaza	1,689	—	1,747	—	6.50%	16(a)	2015
Redmond Town Center—Retail	31,079	—	31,564	—	6.50%	224(a)	2011
Redmond Town Center—Office(o)	—	43,220	—	44,324	6.77%	370(a)	2009
Stonewood Mall	39,653	—	39,653	—	7.41%	275(a)	2010
Washington Square	57,463	—	58,339	—	6.70%	421(a)	2009
Washington Square Too	5,905	—	6,088	—	6.50%	53(a)	2016
SDG Macerich Properties L.P. (50%)(k)(p)	184,276	—	185,306	—	6.54%	1,120(a)	2006
SDG Macerich Properties L.P. (50%)(k)(p)	92,250	—	92,250	—	2.33%	interest only	2003
SDG Macerich Properties L.P. (50%)(k)(p)	40,700	—	40,700	—	2.21%	interest only	2006
West Acres Center (19%)(k)	7,271	—	7,425	—	6.52%	57(a)	2009
West Acres Center (19%)(k)	1,867	—	1,894	—	9.17%	18(a)	2009

Subtotal—Joint Venture Centers	$636,974	$77,990	$641,097	$79,652

Westcor Portfolio(k):
Arizona Lifestyle Galleries (50%)	900	—	—	—	9.00%	10(a)	2003
Arrowhead Towne Center (33.33%)	28,039	—	—	—	6.90%	187(a)	2011
Boulevard Shops (50%)(q)	4,552	—	—	—	4.19%	interest only	2004
Camelback Colonnade (75%)	25,088	—	—	—	7.50%	211(a)	2006
Chandler Festival (50%)(r)	15,943	—	—	—	3.42%	interest only	2003
Chandler Gateway (50%)(s)	7,074	—	—	—	3.82%	interest only	2003
Desert Sky Mall (50%)(t)	14,058	—	—	—	8.50%	129(a)	2002
East Mesa Land (50%)	2,786	—	—	—	4.45%	13(a)	2006
FlatIron Crossing (50%)(u)	72,500	—	—	—	2.72%	interest only	2004
FlatIron Crossing—Mezzanine (50%)(v)	17,500	—	—	—	5.12%	interest only	2004
Hilton Village (50%)	4,259	—	—	—	8.50%	35(a)	2007
Promenade (50%)	2,362	—	—	—	8.75%	20(a)	2006
PVIC Ground Leases (50%)	3,806	—	—	—	7.17%	28(a)	2006
PVOP II (50%)	1,473	—	—	—	7.375%	11(a)	2009
Scottsdale Fashion Square—Series I (50%)	78,000	—	—	—	7.31%	interest only	2007
Scottsdale Fashion Square—Series II (50%)	33,252	—	—	—	8.45%	interest only	2007
Shops at Gainey Village (50%)(w)	11,274	—	—	—	4.17%	interest only	2003
Superstition Springs (33.33%)	21,361	—	—	—	4.45%	98(a)	2006
Village Center (50%)	3,768	—	—	—	7.42%	31(a)	2006
Village Crossroads (50%)	2,393	—	—	—	7.75%	19(a)	2005
Village Fair North (50%)	5,946	—	—	—	6.85%	41(a)	2008

Subtotal—Westcor	$356,334	—	—	—

Grand Total—Joint Venture Centers	$993,308	$77,990	$641,097	$79,652

Grand Total—All Centers	$2,613,078	$158,635	$1,798,727	$161,534

(a)
This represents the monthly payment of principal and interest.

(b)
On May 2, 2001, the Company refinanced the debt on Capitola Mall. The prior loan was paid in full and a new note was issued for $48,500 bearing interest at a fixed rate of 7.13% and maturing May 15, 2011.

(c)
This amount represents the monthly payment of principal and interest. In addition, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property's gross receipts (as defined in the loan agreement) exceeds a base amount specified therein. Contingent interest expense recognized by the Company was $460 and $136 for the nine and three months ended September 30, 2002, respectively; and $396 and $119 for the nine and three months ended September 30, 2001, respectively.

(d)
This note was issued at a discount. The discount is being amortized over the life of the loan using the effective interest method. At September 30, 2002 and December 31, 2001, the unamortized discount was $273 and $297, respectively.

(e)
This loan is cross-collateralized by Green Tree Mall, Crossroads Mall-Oklahoma and the Centre at Salisbury.

(f)
Concurrent with the acquisition of the mall, the Company placed a $108,000 loan bearing interest at LIBOR plus 1.15% and maturing July 1, 2004 with three consecutive one year options. $92,000 of the loan is at LIBOR plus 0.7% and $16,000 is at LIBOR plus 3.75%. This variable rate debt is covered by an interest rate cap agreement over two years which effectively prevents the LIBOR interest rate from exceeding 7.10%. At September 30, 2002, the total weighted average interest rate was 2.99%.

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

(i)
On October 21, 2002, the Company refinanced the debt on Chandler Fashion Center. The prior loan was paid in full and a new note was issued for $184,000 bearing interest at a fixed rate of 5.48% and maturing November 1, 2012.

(j)
This represents a construction loan which shall not exceed $46,300 bearing interest at LIBOR plus 2.0%. At September 30, 2002, the total interest rate was 4.5%.

(k)
Reflects the Company's pro rata share of debt.

(l)
This loan was interest only until December 31, 2001. Effective January 1, 2002, monthly principal and interest of $450 are payable through maturity. The debt is cross-collateralized by Kitsap Mall and Kitsap Place.

(m)
In connection with the acquisition of this property, the joint venture assumed $127,000 of collateralized fixed rate notes (the "Notes"). The Notes bear interest at an average fixed rate of 7.20% and mature in August 2005. The Notes require the joint venture to deposit all cash flow from the property operations with a trustee to meet its obligations under the Notes. Cash in excess of the required amount, as defined, is released. Included in cash and cash equivalents is $750 of restricted cash deposited with the trustee at September 30, 2002 and December 31, 2001.

(n)
On July 28, 2000, the joint venture placed a $16,125 floating rate note on the property bearing interest at LIBOR plus 2.25% and maturing July 2003. At September 30, 2002 and December 31, 2001, the total interest rate was 4.38%.

(o)
Concurrent with the acquisition, the joint venture placed $76,700 of debt and obtained a construction loan for an additional $16,000. The entire principal of $16,000 has been drawn on the construction loan.

(p)
In connection with the acquisition of these Centers, the joint venture assumed $485,000 of mortgage notes payable which are collateralized by the properties. At acquisition, the $300,000 fixed rate portion of this debt reflected a fair value of $322,700, which included an unamortized premium of $22,700. This premium is being amortized as interest expense over the life of the loan using the effective interest method. At September 30, 2002 and December 31, 2001, the unamortized balance of the debt premium was $11,452 and $13,512, respectively. This debt is due in May 2006 and requires monthly payments of $1,852. $184,500 of this debt is due in May 2003 and requires monthly interest payments at a variable weighted average rate (based on LIBOR) of 2.33% and 2.39% at September 30, 2002 and December 31, 2001, respectively. This variable rate debt is covered by an interest rate cap agreement, which effectively prevents the interest rate from exceeding 11.53%. On April 12, 2000, the joint venture issued $138,500 of additional mortgage notes, which are collateralized by the properties and are due in May 2006. $57,100 of this debt requires fixed monthly interest payments of $387 at a weighted average rate of 8.13% while the floating rate notes of $81,400 require monthly interest payments at a variable weighted average rate (based on LIBOR) of 2.21% and 2.27% at September 30, 2002 and December 31, 2001, respectively. This variable rate debt is covered by an interest rate cap agreement which effectively prevents the interest rate from exceeding 11.83%.

(q)
This represents a construction loan which shall not exceed $13,300 bearing interest at LIBOR plus 2.0%. At September 30, 2002, the total interest rate was 4.19%.

(r)
This represents a construction loan which shall not exceed $35,000 bearing interest at LIBOR plus 1.75%. At September 30, 2002, the total interest rate was 3.42%.

(s)
This represents a construction loan which shall not exceed $17,000 bearing interest at LIBOR plus 2.0%. At September 30, 2002, the total interest rate was 3.82%.

(t)
This note matured on October 1, 2002. The Company has reached an agreement with the lender, subject to documentation, to extend the note to October 1, 2004 at an interest rate of 5.42%.

(u)
The property has a permanent interest only loan bearing interest at LIBOR plus 0.92%. At September 30, 2002, the total interest rate was 2.72%.

(v)
This loan is interest only bearing interest at LIBOR plus 3.30%. At September 30, 2002, the total interest rate was 5.12%. The loan is collateralized by the Company's interest in the FlatIron Crossing Shopping Center.

(w)
This represents a construction loan which shall not exceed $23,300 bearing interest at LIBOR plus 2.0%. At September 30, 2002, the total interest rate was 4.17%.

        Certain mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

        Total interest expense capitalized, including the pro rata share of joint ventures of $510 and $273, during the nine and three months ended September 30, 2002, was $5,261 and $1,791, respectively. Total interest expense capitalized, including the pro rata share of joint ventures of $230 and $57, during the nine and three months ended September 30, 2001, was $3,903 and $1,340, respectively.

        The fair value of mortgage notes payable, (including the pro rata share of joint ventures of $1,133,131 and $721,084 at September 30, 2002 and December 31, 2001 respectively), is estimated to be approximately $2,966,403 and $1,983,183, at September 30, 2002 and December 31, 2001, respectively, based on current interest rates for comparable loans.

6.    Bank and Other Notes Payable:

        The Company had a credit facility of $200,000 with a maturity of July 26, 2002, with a right to extend the facility to May 26, 2003 subject to certain conditions. The interest rate on such credit facility fluctuated between 1.35% and 1.80% over LIBOR depending on leverage levels. At December 31, 2001, $159,000 of borrowings were outstanding under this line of credit at an interest rate of 3.65%.

        On July 26, 2002, the Company replaced the $200,000 credit facility with a new $425,000 revolving line of credit. This increased revolving line of credit has a three-year term plus a one-year extension. The interest rate fluctuates from LIBOR plus 1.75% to LIBOR plus 3.00% depending on the Company's overall leverage level. As of September 30, 2002, $220,000 of borrowings were outstanding under this credit facility at an average interest rate of 4.78%. The Company, through its acquisition of Westcor, has an interest rate swap with a $50,000 notional amount. The swap matures December 1, 2003, and was designated as a cash flow hedge. This swap will serve to reduce exposure to interest rate risk effectively converting the LIBOR rate on $50,000 of the Company's variable interest rate borrowings to a rate of 3.215%. The swap is reported at fair value, with changes in fair value recorded as a component of other comprehensive income. Net receipts or payments under the agreement will be recorded as an adjustment to interest expense.

        Concurrent with the acquisition of Westcor (See Note 3), the Company placed a $380,000 interim loan with a term of up to 18 months bearing interest at an average rate of LIBOR plus 3.25% and a $250,000 term loan with a maturity of up to five years with an interest rate ranging from LIBOR plus 2.75% to LIBOR plus 3.00% depending on the Company's overall leverage level. At September 30, 2002, the entire $380,000 interim loan was outstanding at an interest rate of 4.56%. On October 22, 2002, the Company paid off $34,000 of this outstanding amount. At September 30, 2002, the entire $250,000 term loan was outstanding at an interest rate of 4.78%.

        Additionally, as of September 30, 2002, the Company has obtained $2,520 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

7.    Convertible Debentures:

        During 1997, the Company issued and sold $161,400 of its convertible subordinated debentures (the "Debentures"). The Debentures, which were sold at par, bear interest at 7.25% annually (payable semi-annually) and are convertible into common stock at any time, on or after 60 days, from the date of issue at a conversion price of $31.125 per share. In November and December 2000, the Company purchased and retired $10,552 of the Debentures. In December 2001, the Company purchased and retired an additional $25,700 of the Debentures. The Debentures mature on December 15, 2002 and are callable by the Company after June 15, 2002 at par plus accrued interest. The Company expects to use the new revolving credit facility to fully retire the Debentures at their maturity (See Note 6).

8.    Related-Party Transactions:

        The Company engaged the Macerich Management Companies to manage the operations of certain properties and unconsolidated joint ventures. For the nine and three months ending September 30, 2002, no management fees were paid to the Macerich Management Companies by the Company. For the nine and three months ending September 30, 2001, management fees of $757 and $0, respectively, were paid to the Macerich Management Companies by the Company. For the nine and three months ending September 30, 2002, management fees of $5,749 and $1,982 respectively; and for the nine and three months ending September 30, 2001, management fees of $5,461 and $1,902, respectively, were paid to the Macerich Management Companies by the joint ventures. For the period July 27, 2002 to September 30, 2002, management fees of $531 for the unconsolidated entities were paid to the Westcor Management Companies by the Company.

        Certain mortgage notes are held by one of the Company's joint venture partners, NML. Interest expense in connection with these notes was $4,361 and $1,472 for the nine and three months ended September 30, 2002, respectively; and $5,450 and $1,491 for the nine and three months ended September 30, 2001, respectively. Included in accounts payable and accrued expenses is interest payable to NML of $243 and $263 at September 30, 2002 and December 31, 2001, respectively.

        As of September 30, 2002, the Company has loans to unconsolidated joint ventures of $19,696. These loans represent initial funds advanced to development stage projects prior to construction loan fundings. Correspondingly, loans payable from unconsolidated joint ventures in this same amount have been accrued as an obligation of various joint ventures.

        In 1997 and 1999, certain executive officers received loans from the Company totaling $6,500. These loans are full recourse to the executives and $6,000 of the loans were issued under the terms of the employee stock incentive plan, bear interest at 7%, are due in 2007 and 2009 and are secured by Company common stock owned by the executives. On February 9, 2000, $300 of the $6,000 of these loans was forgiven with respect to three of these officers and charged to compensation expense. On April 2, 2002, $2,700 of these loans were paid off in full by three of these officers. The $500 loan issued in 1997 was a non interest bearing note forgiven ratably over a five year term. These loans receivable totaling $3,175 and $5,189 are included in other assets at September 30, 2002 and December 31, 2001, respectively.

        Certain Company officers and affiliates have guaranteed mortgages of $21,750 at one of the Company's joint venture properties and $2,000 at Greeley Mall.

9.    Commitments and Contingencies:

        The Company has certain properties subject to noncancellable operating ground leases. The leases expire at various times through 2098, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined. Ground rent expenses, net of amounts capitalized, were $991 and $359 for the nine and three months ended September 30, 2002, respectively; and were $160 and $75 for the nine and three months ended September 30, 2001, respectively. No contingent rent was incurred in either period.

        Perchloroethylene ("PCE") has been detected in soil and groundwater in the vicinity of a dry cleaning establishment at North Valley Plaza, formerly owned by a joint venture of which the Company was a 50% member. The property was sold on December 18, 1997. The California Department of Toxic Substances Control ("DTSC") advised the Company in 1995 that very low levels of Dichloroethylene ("1,2 DCE"), a degradation byproduct of PCE, had been detected in a municipal water well located 1/4 mile west of the dry cleaners, and that the dry cleaning facility may have contributed to the introduction of 1,2 DCE into the water well. According to DTSC, the maximum contaminant level ("MCL") for 1,2 DCE which is permitted in drinking water is 6 parts per billion ("ppb"). The 1,2 DCE was detected in the water well at a concentration of 1.2 ppb, which is below the MCL. The Company has retained an environmental consultant and has initiated extensive testing of the site. The joint venture agreed (between itself and the buyer) that it would be responsible for continuing to pursue the investigation and remediation of impacted soil and groundwater resulting from releases of PCE from the former dry cleaner. Approximately $188 and $42 have already been incurred by the joint venture for remediation, professional and legal fees for the nine months ending September 30, 2002 and 2001, respectively. The joint venture has been sharing costs with former owners of the property. The Company believes no additional reserve is required to be established at this time by the joint venture.

        The Company acquired Fresno Fashion Fair in December 1996. Asbestos has been detected in structural fireproofing throughout much of the Center. Testing data conducted by professional environmental consulting firms indicates that the fireproofing is largely inaccessible to building occupants and is well adhered to the structural members. Additionally, airborne concentrations of asbestos were well within OSHA's permissible exposure limit ("PEL") of .1 fcc. The accounting for this acquisition included a reserve of $3,300 to cover future removal of this asbestos, as necessary. The Company incurred $169 and $145 in remediation costs for the nine months ending September 30, 2002 and 2001, respectively. An additional $2,440 remains reserved at September 30, 2002.

        Dry cleaning chemicals have been detected in soil and groundwater in the vicinity of a former dry cleaning establishment at Bristol Center. The Santa Ana Regional Water Quality Control Board has been notified of the release. The Company has retained an environmental consultant to assess the extent of the chemicals that are present in soil and groundwater and develop a remedial action plan. The remedial action plan has been completed and has been approved by the Santa Ana Regional Water Quality Control Board. The Company is evaluating bids from independent contractors for remediation and based on such bids has established a reserve of $680 as of September 30, 2002. Remediation is expected to begin in the fourth quarter of 2002.

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

        The holders of Series A Preferred Stock and Series B Preferred Stock have redemption rights if a change in control of the Company occurs, as defined under the respective Articles Supplementary for each series. Under such circumstances, the holders of the Series A Preferred Stock and Series B Preferred Stock are entitled to require the Company to redeem their shares, to the extent the Company has funds legally available therefor, at a price equal to 105% of their respective liquidation preference plus accrued and unpaid dividends. The Series A Preferred Stockholder also has the right to require the Company to repurchase its shares if the Company fails to be taxed as a REIT for federal tax purposes at a price equal to 115% of its liquidation preference plus accrued and unpaid dividends, to the extent funds are legally available therefor.

11.  Common Stock Offerings:

        On February 28, 2002, the Company issued 1,968,957 common shares with total net proceeds of $51,941. The proceeds from the sale of the common shares will be used principally to finance a portion of the Queens Center expansion and redevelopment project and for general corporate purposes.

12.  Westcor Acquisition:

        On July 26, 2002, the Operating Partnership acquired Westcor Realty Limited Partnership and its affiliated companies ("Westcor"). Westcor is the dominant owner, operator and developer of regional malls and specialty retail assets in the greater Phoenix area. The total purchase price was approximately $1,475,000 including the assumption of $733,000 in existing debt and the issuance of approximately $72,000 of convertible preferred operating partnership units at a price of $36.55 per unit. Additionally, $18,910 of partnership units of Westcor Realty Limited Partnership were issued to limited partners of Westcor which, subject to certain conditions, can be converted on a one for one basis into operating partnership units of the Operating Partnership. The balance of the purchase price was paid in cash which was provided primarily from a $380,000 interim loan with a term of up to 18 months bearing interest at an average rate of LIBOR plus 3.25% and a $250,000 term loan with a maturity of up to five years with an interest rate ranging from LIBOR plus 2.75% to LIBOR plus 3.00% depending on the Company's overall leverage level.

        On a pro forma basis, reflecting Westcor as if it had occurred on January 1, 2001 and 2002, the Company would have reflected net income available to common stockholders of $30,554 and $4,394 for the nine months ended September 30, 2002 and 2001 respectively. Net income available to common stockholders on a diluted per share basis would be $0.81 and $0.25 for the nine months ended September 30, 2002 and 2001, respectively. Total consolidated revenues of the Company would have been $324,011 and $281,678 for the nine months ended September 30, 2002 and 2001, respectively.

        The condensed balance sheet of Westcor presented below is as of the date of acquisition:

(Dollars in thousands)
Property, net	$752,796
Investments in unconsolidated joint ventures	359,868
Other assets	37,155

Total assets	$1,149,819

Mortgage notes payable	$361,983
Other liabilities	32,962

Total liabilities	394,945

Total partners' capital	754,874

Total liabilities and partners' capital	$1,149,819

        The purchase price allocation adjustments included in the Company's balance sheet as of September 30, 2002 are based on information available at this time. Subsequent adjustments to the allocation may be made based on additional information.

13.  Subsequent Events:

        On November 7, 2002, a dividend/distribution of $0.57 per share was declared for common stockholders and OP unit holders of record on November 18, 2002. In addition, the Company declared a dividend of $0.57 on the Company's Series A Preferred Stock and a dividend of $0.57 on the Company's Series B Preferred Stock. All dividends/distributions will be payable on December 9, 2002.

        On November 8, 2002, the Company purchased its joint venture partner's 50% interest in Panorama City Associates for $23,700. Accordingly, the Company now owns 100% of Panorama City Associates which owns Panorama Mall in Panorama, California.

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

        EBITDA represents earnings before interest, income taxes, depreciation, amortization, minority interest, equity in income (loss) of unconsolidated entities, extraordinary items, gain (loss) on sale or write-down of assets, preferred dividends and cumulative effect of change in accounting principle. This data is relevant to an understanding of the economics of the shopping center business as it indicates cash flow available from operations to service debt and satisfy certain fixed obligations. EBITDA should not be construed as an alternative to operating income as an indicator of the Company's operating performance, or cash flow from operating activities (as determined in accordance with GAAP) or as a measure of liquidity. EBITDA, as presented, may not be comparable to similarly titled measures reported by other companies. While the performance of individual Centers and the management companies determines EBITDA, the Company's capital structure also influences FFO. The most important component in determining EBITDA and FFO is Center revenues. Center revenues consist primarily of minimum rents, percentage rents and tenant expense recoveries. Minimum rents will increase to the extent that new leases are signed at market rents that are higher than prior rents. Minimum rents will also fluctuate up or down with changes in the occupancy level. Additionally, to the extent that new leases are signed with more favorable expense recovery terms, expense recoveries will increase.

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

        The following discussion is based primarily on the consolidated balance sheet of the Company as of September 30, 2002 and also compares the activities for the nine and three months ended September 30, 2002 to the activities for the nine and three months ended September 30, 2001. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect the fair representation of the results for the interim periods presented and all such adjustments are of a normal recurring nature.

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

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the financial statements and the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Some of these estimates and assumptions include judgments on revenue recognition, estimates for common area maintenance and real estate tax accruals, provisions for uncollectable accounts and estimates for environmental matters. The Company's significant accounting policies are described in more detail in Note 2 of the audited consolidated financial statements included in the Company's Annual Report on Form 10K for the year ended December 31, 2001. However, the following policies could be deemed to be critical within the SEC definition.

Revenue Recognition:

        Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight lining of rent adjustment." Currently, 27% of the mall and freestanding leases contain provisions for CPI rent increases, periodically throughout the term of the lease. The Company believes that using CPI increases, rather than fixed contractual rent increases, results in revenue recognition that more closely matches the cash revenue from each lease and will provide more consistent rent growth throughout the term of the leases. Percentage rents are recognized on an accrual basis consistent with Statement of Accounting Bulletin 101. Recoveries from tenants for real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred.

Property:

        Costs related to the development, redevelopment, construction and improvement of properties are capitalized and depreciated as outlined below. Interest incurred or imputed on development, redevelopment and construction projects are capitalized until construction is substantially complete.

        Maintenance and repairs expenses are charged to operations as incurred. Costs for major replacements and betterments, which includes HVAC equipment, roofs, parking lots, etc. are capitalized and depreciated over their estimated useful lives. Realized gains and losses are recognized upon disposal or retirement of the related assets and are reflected in earnings.

        Property is recorded at cost and is depreciated using a straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	5–40 years
Tenant improvements	initial term of related lease
Equipment and furnishings	5–7 years

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

Deferred Charges:

        Costs relating to obtaining tenant leases are deferred and amortized over the initial term of the agreement using the straight-line method. Cost relating to financing of shopping center properties are deferred and amortized over the life of the related loan using the straight-line method, which approximates the effective interest method. The range of the terms of agreements are as follows:

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

        On June 10, 2002, the Company acquired The Oaks, a 1.1 million square foot super-regional mall in Thousand Oaks, California. The total purchase price was $152.5 million and was funded with $108.0 million of debt, bearing interest at LIBOR plus 1.15%, placed concurrently with the acquisition. The balance of the purchase price was funded by cash and borrowings under the Company's line of credit. The Oaks is referred to herein as the "Acquisition Center."

        On July 26, 2002, the Operating Partnership acquired Westcor Realty Limited Partnership and its affiliated companies ("Westcor"). Westcor is the dominant owner, operator and developer of regional malls and specialty retail assets in the greater Phoenix area. The total purchase price was approximately $1.475 billion including the assumption of $733 million in existing debt and the issuance of approximately $72 million of convertible preferred operating partnership units at a price of $36.55 per unit. Additionally, $18.9 million of partnership units of Westcor Realty Limited Partnership were issued to limited partners of Westcor which, subject to certain conditions, can be converted on a one for one basis into operating partnership units of the Operating Partnership. The balance of the purchase price was paid in cash which was provided primarily from a $380 million interim loan with a term of up to 18 months bearing interest at an average rate of LIBOR plus 3.25% and a $250 million term loan with a maturity of up to five years with an interest rate ranging from LIBOR plus 2.75% to LIBOR plus 3.00% depending on the Company's overall leverage level.

        Crossroads Mall-Boulder and Parklane Mall are currently under redevelopment and are referred to herein as the "Redevelopment Centers." All other Centers, excluding the Acquisition Center, the Westcor portfolio and the Redevelopment Centers, are referred to herein as the "Same Centers," unless the context otherwise requires.

        Revenues include rents attributable to the accounting practice of straight lining of rents which requires rent to be recognized each year in an amount equal to the average rent over the term of the lease, including fixed rent increases over that period. The amount of straight lined rents, included in consolidated revenues, recognized for the nine and three months ended September 30, 2002 was $0.1 million and $0.4 million, respectively, compared to ($0.1) million and $0.0 million for the nine and three months ended September 30, 2001, respectively; Additionally, the Company recognized through equity in income of unconsolidated joint ventures $1.4 million and $1.0 million as its pro rata share of straight lined rents from joint ventures for the nine and three months ended September 30, 2002, respectively, compared to $1.0 and $0.3 million for the nine and three months ended September 30, 2001, respectively.

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

        Real Estate Development Risks:    Through the Company's acquisition of Westcor, its business strategy has expanded to include the selective development and construction of retail properties. Any development, redevelopment and construction activities that the Company undertakes will be subject to the risks of real estate development, including lack of financing, construction delays, environmental requirements, budget overruns, sunk costs and lease-up. Furthermore, occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable. Real estate development activities are also subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations. If any of the above events occur, the ability to pay distributions and service the Company's indebtedness could be adversely affected.

Comparison of Nine Months Ended September 30, 2002 and 2001

Revenues

        Minimum and percentage rents increased by 7.7% to $164.1 million in 2002 from $152.3 million in 2001. Approximately $5.7 million of the increase is attributed to the Same Centers primarily due to releasing space at higher rents, $3.7 million relates to the Acquisition Center and $10.9 million relates to Westcor. This is offset by a $7.4 million decrease relating to the sales of Villa Marina Marketplace and Boulder Plaza and $1.2 million of the decrease relates to the Redevelopment Centers.

        Tenant recoveries increased to $85.4 million in 2002 from $79.6 million in 2001. Approximately $4.5 million relates to the Westcor transaction, $2.2 million relates to the Acquisition Center and $1.2 million relates to the Same Centers. These increases are offset by decreases of $0.2 million relating to the Redevelopment Centers and $1.8 million attributed to the sales of Villa Marina Marketplace and Boulder Plaza.

Expenses

        Shopping center and operating expenses increased to $90.0 million in 2002 compared to $80.2 million in 2001. The increase is a result of $4.4 million of increased property taxes, insurance and other recoverable and non-recoverable expenses at the Same Centers. Additionally, effective March 29, 2001, the Macerich Property Management Company merged with and into Macerich Property

Management Company, LLC ("MPMC, LLC"). Expenses for MPMC, LLC for periods commencing March 29, 2001, are now consolidated and represent $1.4 million of the change. Prior to March 29, 2001, MPMC, LLC was an unconsolidated entity accounted for using the equity method of accounting. The Acquisition Center accounted for $2.2 million of the increase in expenses and $4.3 million of the increase related to Westcor. These increases are offset by decreases of approximately $2.5 million related to the sales of Villa Marina Marketplace and Boulder Plaza and $0.3 million from the Redevelopment Centers.

Interest Expense

        Interest expense increased to $86.4 million in 2002 from $83.0 million in 2001. Approximately $9.1 million of the increase is related to the debt from the Westcor transaction and $1.0 million from the Acquisition Center. This increase is offset by decreases of approximately $3.2 million related to the sale of Villa Marina Marketplace and approximately $0.9 million related to the payoff of debt in 2001. In addition, the Company purchased and retired an additional $25.7 million of debentures in December 2001 which reduced interest expense by $1.5 million in 2002 compared to 2001. Capitalized interest was $4.8 million in 2002, up from $3.7 million in 2001.

Depreciation and Amortization

        Depreciation and amortization increased to $55.1 million in 2002 from $48.8 million in 2001. Approximately $2.7 million relates to additional capital costs at the Same Centers, $1.2 million relates to the Acquisition Center and $4.0 million relates to Westcor. This increase is offset by a decrease of $1.8 million from the sale of Villa Marina Marketplace and Boulder Plaza.

Income from Unconsolidated Joint Ventures and Macerich Management Companies

        The income from unconsolidated joint ventures and the Macerich Management Companies was $21.0 million for 2002, compared to income of $20.9 million in 2001. Income from the Macerich Management Companies increased by $1.1 million primarily due to MPMC, LLC being consolidated effective March 29, 2001. SDG Macerich Properties, LP income increased by $2.4 million primarily due to lower interest expense on floating rate debt. Pacific Premier Retail Trust's income increased by $3.7 million primarily due to a $2.3 million gain on sale of assets in 2002 and approximately $1.4 million relating to increases in minimum and percentage rents. Additionally, $2.4 million was attributed to the Westcor transaction. These increases are offset by $10.2 million of loss from the write-down of the Company's investment in MerchantWired, LLC.

Gain (loss) on Sale or Write-Down of Assets

        A gain of $10.2 million in 2002 compares to a loss of $0.3 million in 2001. The 2002 gain was a result of the Company selling Boulder Plaza and recognizing a $13.9 million gain on March 19, 2002, which is offset by a $3.0 million loss representing the write-down of assets from the Company's various technological investments.

Extraordinary Loss from Early Extinguishment of Debt

        In 2002, the Company recorded a loss from early extinguishment of debt of $0.9 million compared to $0.2 million in 2001.

Net Income Available to Common Stockholders

        Primarily as a result of the sale of Boulder Plaza, the purchase of the Acquisition Center, the Westcor transaction and the foregoing results, net income available to common stockholders increased to $27.7 million in 2002 from $22.5 million in 2001.

Operating Activities

        Cash flow from operations was $131.4 million in 2002 compared to $99.5 million in 2001. The increase is primarily due to the Westcor transaction, the Acquisition Center, consolidating the results of MPMC, LLC effective March 29, 2001, and increased net operating income at the Centers as mentioned above.

Investing Activities

        Cash used in investing activities was $836.5 million in 2002 compared to cash used in investing activities of $55.7 million in 2001. The change resulted primarily from the Westcor transaction, the Acquisition Center and the write-down of assets of $10.2 million relating to MerchantWired, LLC, which are reflected in equity in income of unconsolidated joint ventures. These decreases are offset by the net cash proceeds received of $23.8 million in 2002 from the sale of Boulder Plaza.

Financing Activities

        Cash flow provided by financing activities was $741.7 million in 2002 compared to cash flow used in financing activities of $52.2 million in 2001. The change resulted primarily from the new debt from the Westcor transaction, the $52.0 million of net proceeds from the 2002 equity offering, the financing of the Acquisition Center in 2002 and the refinancing of Centers in 2001.

Funds From Operations

        Primarily because of the factors mentioned above, Funds from Operations—Diluted increased 12.2% to $133.8 million in 2002 from $119.3 million in 2001.

Comparison of Three Months Ended September 30, 2002 and 2001

Revenues

        Minimum and percentage rents increased by 23% to $64.1 million in 2002 from $52.1 million in 2001. Approximately $1.0 million of the increase is attributed to the Same Centers primarily due to releasing space at higher rents, $3.0 million relates to the Acquisition Center and $10.9 million relates to the Westcor transaction. This is offset by decreases of $2.6 million relating to the sales of Villa Marina Marketplace and Boulder Plaza and $0.4 million from the Redevelopment Centers.

        Tenant recoveries increased to $34.0 million in 2002 from $27.8 million in 2001. Approximately $4.5 million of the increase is attributable to Westcor, $1.9 million relates to the Acquisition Center and $1.0 million relates to the Same Centers. This is offset by decreases of $0.7 million relating to the sales of Villa Marina Marketplace and Boulder Plaza and $0.3 million relating to the Redevelopment Centers.

Expenses

        Shopping center and operating expenses increased to $36.4 million in 2002 from $28.5 million in 2001. The results of the quarter ended September 30, 2002 included $2.2 million of increased property taxes, insurance and other recoverable and non-recoverable expenses at the Same Centers, $1.9 million relating to the Acquisition Center and $4.1 million relating to Westcor. This increase is offset by decreases of approximately $0.8 million related to the sales of Villa Marina Marketplace and Boulder Plaza and $0.1 million from the Redevelopment Centers.

Interest Expense

        Interest expense increased to $36.2 million in 2002 from $27.5 million in 2001. Approximately $9.1 million of the increase is related to the Westcor transaction and $0.8 million from the Acquisition

Center. This increase is offset by decreases of approximately $1.1 million related to the sale of Villa Marina Marketplace. In addition, the Company purchased and retired an additional $25.7 million of debentures in December 2001, which reduced interest expense by $0.6 million in 2002 compared to 2001. Capitalized interest was $1.5 million in 2002, up from $1.3 million in 2001.

Depreciation and Amortization

        Depreciation and amortization increased to $21.5 million in 2002 from $16.5 million in 2001. Approximately $0.7 million relates to additional capital costs at the Same Centers, $1.0 million relates to the Acquisition Center and $4.0 million relates to the Westcor transaction. This increase is offset by a decrease of $1.2 million from the sale of Villa Marina Marketplace and Boulder Plaza.

Income From Unconsolidated Joint Ventures and Macerich Management Companies

        The income from unconsolidated joint ventures and the Macerich Management Companies was $15.5 million for 2002 compared to $8.2 million in 2001. SDG Macerich Properties, LP income increased by $0.8 million primarily due to lower interest expense on floating rate debt. Pacific Premier Retail Trust's income increased by $3.1 million primarily due to a $2.3 million gain on sale of assets in 2002 and approximately $0.4 million relating to increases in minimum and percentage rents. Additionally, $2.4 million was attributed to the Westcor transaction. Income from the Macerich Management Companies increased by $0.4 million.

Extraordinary Loss from Early Extinguishment of Debt

        In 2002, the Company recorded a loss from early extinguishment of debt of $0.9 million.

Net Income Available to Common Stockholders

        Primarily as a result of the purchase of the Acquisition Center, the Westcor transaction and the foregoing results, net income available to common stockholders increased to $11.7 million in 2002 from $9.3 million in 2001.

Funds From Operations

        Primarily because of the factors mentioned above, Funds from Operations—Diluted increased 22.6% to $52.1 million in 2002 from $42.5 million in 2001.

Liquidity and Capital Resources

        The Company intends to meet its short term liquidity requirements through cash generated from operations, working capital reserves, property secured borrowings and borrowing under the new revolving line of credit. The Company anticipates that revenues will continue to provide necessary funds for its operating expenses and debt service requirements, and to pay dividends to stockholders in accordance with REIT requirements. The Company anticipates that cash generated from operations, together with cash on hand, will be adequate to fund capital expenditures which will not be reimbursed by tenants, other than non-recurring capital expenditures. The following table summarizes capital expenditures incurred at the Centers, including the pro rata share of joint ventures, for the nine months ending September 30,

	2002	2001
	(Dollars in Millions)
Acquisitions of property and equipment	$923.2	$11.2
Development, redevelopment and expansion of centers	27.0	25.2
Renovations of centers	4.2	9.4
Tenant allowances	9.9	13.6
Deferred leasing charges	12.2	9.8

Total	$976.5	$69.2

        Management expects to incur similar levels in future years for tenant allowances and deferred leasing charges and to incur between $25 million to $100 million in 2002 for redevelopment and expansions, excluding Queens Center expansion and the developments of La Encantada and Scottsdale 101 which will be separately financed. Capital for major expenditures or major redevelopments has been, and is expected to continue to be, obtained from equity or debt financings which include borrowings under the Company's line of credit and construction loans. However, many factors impact the Company's ability to access capital, such as its overall debt level, interest rates, interest coverage ratios and prevailing market conditions.

        On February 28, 2002, the Company issued 1,968,957 common shares with total net proceeds of $52.0 million. The proceeds from the sale of the common shares will be used principally to finance a portion of the Queens Center expansion and redevelopment project and for general corporate purposes. The Queens Center expansion and redevelopment is anticipated to cost approximately $280 million. The Company is currently negotiating construction and permanent loans, which will be secured by the Queens Center property to finance the remaining project costs. Construction began in the second quarter of 2002 with completion estimated to be, in phases, through late 2004.

        The Company has obtained a loan for $51.0 million for the development of La Encantada and the Company is negotiating a $54.0 million loan for the Scottsdale 101 development.

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

        The Company's total outstanding loan indebtedness at September 30, 2002 was $3.7 billion (including its pro rata share of joint venture debt of $1.1 billion). This equated to a debt to Total Market Capitalization (defined as total debt of the Company, including its pro rata share of joint venture debt, plus aggregate market value of outstanding shares of common stock, assuming full conversion of OP Units and preferred stock into common stock) ratio of approximately 67% at September 30, 2002. The majority of the Company's debt consists of fixed-rate conventional mortgages payable secured by individual properties.

        The Company has filed a shelf registration statement, effective June 6, 2002, to sell securities. The shelf registration is for a total of $1 billion of common stock, common stock warrants or common stock rights.

        The Company had an unsecured line of credit for up to $200.0 million with a maturity of July 26, 2002 with a right to extend the facility to May 26, 2003 subject to certain conditions. On July 26, 2002, concurrent with the closing of Westcor, the Company replaced this $200.0 million credit facility with a new $425.0 million revolving line of credit. This increased revolving line of credit has a three-year term plus a one-year extension. The interest rate fluctuates from LIBOR plus 1.75% to LIBOR plus 3.00% depending on the Company's overall leverage level. As of September 30, 2002, $220.0 million was outstanding at an average interest rate of 4.78%.

        The Company has $125.1 million of convertible subordinated debentures (the "Debentures"), which mature December 15, 2002. The Debentures are callable after June 15, 2002 at par plus accrued interest. The Company expects to use the new revolving line of credit to fully retire the Debentures at their maturity.

        At September 30, 2002, the Company had cash and cash equivalents available of $63.2 million.

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

	Nine Months Ended September 30,
	2002		2001
	Shares	Amount	Shares	Amount
	(amounts in thousands)
Net income available to commons stockholders		$27,748		$22,515
Adjustments to reconcile net income to FFO—basic:
Minority interest		9,364		7,342
Depreciation and amortization on wholly owned centers		55,229		49,092
Pro rata share of unconsolidated entities' depreciation and amortization		25,541		20,244
(Gain) loss on sale of wholly-owned assets		(10,209)		295
Loss on early extinguishment of debt		870		187
Pro rata share of loss (gain) on sale or write-down of assets from unconsolidated entities		7,893		(208)
Less: Depreciation on personal property and amortization of loan costs and interest rate caps		(5,136)		(3,698)

FFO—basic(1)	47,525	111,300	44,915	95,769
Additional adjustments to arrive at FFO—diluted:
Impact of convertible preferred stock	9,115	15,222	9,115	14,675
Impact of convertible debentures	4,021	7,251	4,847	8,829
Impact of employee incentive plans	464	—	—	—

FFO—diluted(2)	61,125	$133,773	58,877	$119,273

	Three Months Ended September 30,
	2002		2001
	Shares	Amount	Shares	Amount
	(amounts in thousands)
Net income available to commons stockholders		$11,676		$9,268
Adjustments to reconcile net income to FFO—basic:
Minority interest		4,184		2,965
Depreciation and amortization on wholly owned centers		21,479		16,601
Pro rata share of unconsolidated entities' depreciation and amortization		11,076		6,920
(Gain) loss on sale of wholly-owned assets		6		107
Loss on early extinguishment of debt		870		—
Pro rata share of loss (gain) on sale or write-down of assets from unconsolidated entities		(2,527)		(85)
Less: Depreciation on personal property and amortization of loan costs and interest rate caps		(2,309)		(1,298)

FFO—basic(1)	49,252	44,455	45,032	34,478
Additional adjustments to arrive at FFO—diluted:
Impact of convertible preferred stock	9,115	5,195	9,115	5,013
Impact of convertible debentures	4,021	2,443	4,847	2,971
Impact of employee incentive plans	464	—	—	—

FFO—diluted(2)	62,852	$52,093	58,994	$42,462

1)
Calculated based upon basic net income as adjusted to reach basic FFO. Weighted average number of shares includes the weighted average number of shares of common stock outstanding for 2002 and 2001 assuming the conversion of all outstanding OP units. As of September 30, 2002, 11.8 million of OP units were outstanding.

2)
The computation of FFO—diluted and diluted average number of shares outstanding includes the effect of outstanding common stock options and restricted stock using the treasury method. The convertible debentures are dilutive for the nine and three months ending September 30, 2002 and 2001, and are included in the FFO calculation. On February 25, 1998, the Company sold $100 million of its Series A Preferred Stock. On June 17, 1998, the Company sold $150 million of its Series B Preferred Stock. The preferred stock can be converted on a one for one basis for common stock. The preferred shares are assumed converted for purposes of FFO diluted, as they are dilutive to that calculation.

        Included in minimum rents were rents attributable to the accounting practice of straight lining of rents. The amount of straight lining of rents, including the Company's pro rata share from joint ventures, that impacted minimum rents was $1.5 million and $1.4 million for the nine and three months ended September 30, 2002, respectively; and $0.9 million and $0.3 million for the nine and three months ended September 30, 2001, respectively.

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

        As a result of the adoption of SFAS 133 on January 1, 2001, the Company recorded a transition adjustment of approximately $7.1 million to accumulated other comprehensive income related to treasury rate lock transactions settled in prior years. The entire transition adjustment was reflected in the quarter ended March 31, 2001. The Company reclassified approximately $1.0 million and expects to reclassify approximately $1.3 million from accumulated other comprehensive income to earnings for the nine months ended September 30, 2002 and for the year ended December 31, 2002, respectively.

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

        On July 1, 2001, the Company adopted SFAS No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires that the purchase method of accounting be used for all business combinations for which the date of acquisition is after June 30, 2001. SFAS 141 also establishes specific criteria for the recognition of intangible assets. The Company has determined that the adoption of SFAS 141 did not have an impact on its consolidated financial statements.

        In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company adopted SFAS 144 on January 1, 2002. The Company sold Boulder Plaza on March 19, 2002 and in accordance with SFAS 144 the results of Boulder Plaza for the periods from January 1, 2002 to March 19, 2002 and from January 1, 2001 to September 30, 2001 have been reclassified into "discontinued operations" on the consolidated statements of operations. Total revenues associated with Boulder Plaza was approximately $0.5 and $1.6 million for the periods January 1, 2002 to March 19, 2002 and January 1, 2001 to September 30, 2001, respectively.

        In May 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections" ("SFAS 145"), which is effective for fiscal years beginning after May 15, 2002. SFAS 145 rescinds SFAS 4, SFAS 44 and SFAS 64 and amends SFAS 13 to modify the accounting for sales-leaseback transactions. SFAS 4 required the classification of gains and losses resulting from extinguishments of debt to be classified as extraordinary items. SFAS 64 amended SFAS 4 and is no longer necessary because SFAS 4 has been rescinded. The Company expects to reclassify a loss of approximately $2.0 million and $0.3 million for the years ending December 31, 2001 and 2000, respectively, from extraordinary items upon adoption of SFAS 145 on January 1, 2003.

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

        Stock-based compensation expense.    In the second quarter of 2002 and effective beginning in the first quarter of 2002, the Company adopted the expense recognition provisions of SFAS No. 123,

"Accounting for Stock-Based Compensation". Effective January 1, 2002, the Company will value stock options issued using the Black-Scholes option-pricing model and recognizes this value as an expense over the period in which the options vest. Under this standard, recognition of expense for stock options is applied to all options granted after the beginning of the year of adoption. Prior to January 1, 2002, the Company followed the intrinsic method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees". The Company has not issued stock options in 2002 and accordingly the Company has not recognized any stock-based compensation expense related to stock options for the three and nine months ending September 30, 2002.

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

        The following table sets forth information as of September 30, 2002 concerning the Company's long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV").

	For the Years Ended December 31,
	2002	2003	2004	2005	2006	Thereafter	Total	FV
	(dollars in thousands)
Consolidated Centers:
Long term debt:
Fixed rate	$7,740	$28,884	$142,314	$22,516	$87,999	$1,112,613	$1,402,066	$1,534,926
Average interest rate	7.35%	7.34%	7.35%	7.35%	7.32%	7.32%	7.34%	—
Fixed rate—Debentures	125,148	—	—	—	—	—	125,148	125,658
Average interest rate	7.25%	—	—	—	—	—	7.25%	—
Variable rate	150,745	229,604	298,000	470,000	—	—	1,148,349	1,148,349
Average interest rate	3.58%	4.56%	4.49%	4.78%	—	—	4.35%	—

Total debt—Consolidated Centers	$283,633	$258,488	$440,314	$492,516	$87,999	$1,112,613	$2,675,563	$2,808,933

Joint Venture Centers:
(at Company's pro rata share)
Fixed rate	$18,333	$10,956	$10,756	$78,575	$96,675	$561,837	$777,132	$838,965
Average interest rate	7.05%	7.03%	7.03%	7.01%	7.15%	7.15%	7.07%	—
Variable rate	94	134,985	103,888	187	55,012	—	294,166	294,166
Average interest rate	3.01%	3.16%	3.05%	3.05%	3.05%	—	3.06%	—

Total debt—Joint Ventures	$18,427	$145,941	$114,644	$78,762	$151,687	$561,837	$1,071,298	$1,133,131

Total debt—all Centers	$302,060	$404,429	$554,958	$571,278	$239,686	$1,674,450	$3,746,861	$3,942,064

        The $150.7 million of variable debt maturing in 2002 represents the debt at Chandler Fashion Center. On October 21, 2002, the Company paid this loan in full and a new note was issued for $184.0 million bearing interest at a fixed rate of 5.48% and maturing November 1, 2012.

        The Company has $125.1 million of Debentures which will mature on December 15, 2002. The Debentures are callable after June 15, 2002 at par plus accrued interest. The Company expects to use the new revolving credit facility to fully retire the Debentures at their maturity (See Note 6).

        In addition, the Company has assessed the market risk for its variable rate debt as of September 30, 2002 and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $13.0 million per year based on $1.3 billion outstanding (excluding the $150.7 million debt refinanced on October 21, 2002) at September 30, 2002.

        The fair value of the Company's long term debt is estimated based on discounted cash flows at interest rates that management believes reflect the risks associated with long term debt of similar risk and duration.

Item 4    Controls and Procedures

        Within the 90-day period before the filing of this report, the chief executive officer and chief financial officer of the Company (collectively, the "certifying officers") have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-14 of the Securities Exchange Act of 1934). The certifying officers concluded, based on their evaluation, that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date when the internal controls were evaluated.

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

        None

Item 3    Defaults Upon Senior Securities

        None

Item 4    Submission of Matters to a Vote of Security Holders

        None

Item 5    Other Information

        The Audit Committee of the Board of Directors preapproved the retention of PricewaterhouseCoopers to perform various audit and tax services for the Company. The approved tax services are permitted non-audit services under the Sarbanes-Oxley Act of 2002.

Item 6    Exhibits and Reports on Form 8-K

  a.
  Exhibits

10.1	Tax Matters Agreement dated as of July 26, 2002 between The Macerich Partnership L.P. and the Protected Partners.
  b.
  Current Reports on Form 8-K

    Current Report on Form 8-K event date July 26, 2002, (reporting completion of the acquisition of Westcor) as amended by Current Report on Form 8-K/A (filing the required financial statements and information for the acquisition).

    Current Report on Form 8-K event date July 29, 2002 (reporting public announcement of completion of the acquisition of Westcor.)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2002	THE MACERICH COMPANY

	By:	/s/ THOMAS E. O'HERN Thomas E. O'Hern Executive Vice President and Chief Financial Officer

SECTION 302 CERTIFICATION

I, Arthur Coppola, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of The Macerich Company;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or person performing the equivalent functions):

  (a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Arthur Coppola [Signature]
President and Chief Executive Officer [Title]

SECTION 302 CERTIFICATION

I, Thomas E. O'Hern, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of The Macerich Company;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or person performing the equivalent functions):

  (a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Thomas E. O'Hern [Signature]
Executive Vice President and Chief Financial Officer [Title]

EXHIBIT INDEX

Exhibit No.	Page

  (a)
  Exhibits

Number	Description
10.1	Tax Matters Agreement dated as of July 26, 2002 between The Macerich Partnership L.P. and the Protected Partners.

QuickLinks

Form 10-Q INDEX
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
  1. Interim Financial Statements and Basis of Presentation
  2. Organization
  3. Investments in Unconsolidated Joint Ventures and the Macerich Management Companies
  4. Property
  5. Mortgage Notes Payable
  6. Bank and Other Notes Payable
  7. Convertible Debentures
  8. Related-Party Transactions
  9. Commitments and Contingencies
  10. Cumulative Convertible Redeemable Preferred Stock
  11. Common Stock Offerings
  12. Westcor Acquisition
  13. Subsequent Events
  Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3 Quantitative and Qualitative Disclosures About Market Risk
  Item 4 Controls and Procedures
PART II OTHER INFORMATION
  Item 1 Legal Proceedings
  Item 2 Changes in Securities and Use of Proceeds
  Item 3 Defaults Upon Senior Securities
  Item 4 Submission of Matters to a Vote of Security Holders
  Item 5 Other Information
  Item 6 Exhibits and Reports on Form 8-K
SIGNATURES
SECTION 302 CERTIFICATION
SECTION 302 CERTIFICATION
EXHIBIT INDEX