Form 10-K
period 2002-12-31
MACERICH CO
filed 2003-03-27
CIK 912242

QuickLinks -- Click here to rapidly navigate through this document
Securities and Exchange Commission Washington, D.C. 20549
FORM 10-K
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2002 or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required)
Commission File Number 1-12504
The Macerich Company (Exact name of registrant as specified in its charter)
Maryland (State or other jurisdiction of Incorporation or organization)
401 Wilshire Boulevard, Suite 700 Santa Monica, California 90401 (Address of principal executive offices and zip code)
95-4448705 (I.R.S. Employer Identification No.)
Registrant's telephone number, including area code: (310) 394-6000
Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock, $0.01 Par Value Preferred Share Purchase Rights
Name of each exchange on which registered New York Stock Exchange New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such report(s)) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐.

As of February 28, 2003, the aggregate market value of the 35,105,230 shares of Common Stock held by non-affiliates of the registrant was $1.1 billion based upon the closing price ($32.15) on the New York Stock Exchange composite tape on such date. (For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant and certain other shareholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.) As of February 28, 2003, there were 52,114,350 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE Portions of the proxy statement for the annual stockholders meeting to be held in 2003 are incorporated by reference into Part III.

THE MACERICH COMPANY

Annual Report on Form 10-K

For the Year Ended December 31, 2002

TABLE OF CONTENTS

Item No.		Page No.

PART I

1.	Business	1-13

2.	Properties	14-24

3.	Legal Proceedings	24

4.	Submission of Matters to a Vote of Security Holders	24

PART II

5.	Market for the Registrant's Common Equity and Related Stockholder Matters	25

6.	Selected Financial Data	26-28

7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	29-48

7A.	Quantitative and Qualitative Disclosures About Market Risk	48

8.	Financial Statements and Supplementary Data	48

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	48

PART III

10.	Directors and Executive Officers of the Company	49

11.	Executive Compensation	49

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters	49

13.	Certain Relationships and Related Transactions	49

14.	Controls and Procedures	49

PART IV

15.	Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K	50-118

SIGNATURES		119-120

CERTIFICATIONS		121-122

PART I.

Item I. Business

General

The Macerich Company (the "Company") is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"). As of December 31, 2002, the Operating Partnership owned or had an ownership interest in 56 regional shopping centers, 21 community shopping centers and two development properties aggregating approximately 58 million square feet of gross leasable area ("GLA"). These 79 regional, community and development shopping centers are referred to hereinafter as the "Centers", unless the context otherwise requires. The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Company's management companies, Macerich Property Management Company, LLC, a single-member Delaware limited liability company, Macerich Management Company, a California corporation (collectively, the "Macerich Management Companies") and Westcor Partners, LLC, a single member Arizona limited liability company, Macerich Westcor Management, LLC, a single member Delaware limited liability company and Westcor Partners of Colorado, LLC, a Colorado limited liability company (collectively, the "Westcor Management Companies"). The term "Macerich Management Companies" includes Macerich Property Management Company, a California corporation, prior to the merger with Macerich Property Management Company, LLC on March 29, 2001 and Macerich Manhattan Management Company, a California corporation which has ceased operations and is a wholly-owned subsidiary of Macerich Management Company.

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

On July 26, 2002, the Operating Partnership acquired Westcor Realty Limited Partnership and its affiliated companies ("Westcor"). Prior to this acquisition, Westcor was a privately-owned, fully integrated real estate operating company headquartered in Phoenix, Arizona. Westcor historically focused on the development, ownership and management of regional malls and the complementary community shopping center or "urban village" properties that surround regional malls. Substantially all of Westcor's portfolio had been developed from the ground up.

Westcor's portfolio included nine regional and super-regional malls, including the Scottsdale Fashion Square and Chandler Fashion Center in the Phoenix area and FlatIron Crossing in Colorado's Denver- Boulder area and 18 urban villages or community centers. The aggregate gross leaseable area in this portfolio was approximately 14.1 million square feet in Arizona and Colorado. In addition, the portfolio included two retail properties under development, as well as rights to over 1,000 acres of undeveloped land. A total of ten of these properties are wholly-owned and 19 are joint venture interests. The total purchase price was approximately $1.475 billion including the assumption of $733 million in existing debt and the issuance of approximately $72 million of convertible preferred operating partnership units at a price of $36.55 per unit. Additionally, $18.9 million of partnership units of Westcor Realty Limited Partnership were issued to limited partners of Westcor which, subject to certain conditions, can be converted on a one for one basis into operating partnership units of the Operating Partnership. The balance of the purchase price was paid in cash which was provided primarily from a $380.0 million interim credit facility ("Interim Credit Facility") and a $250.0 million term loan ("Term Loan").

B.    Equity Offerings

On February 28, 2002, the Company issued 1,968,957 common shares with total net proceeds of $52.3 million. The proceeds from the sale of the common shares were used principally to finance a portion of the Queens Center expansion and redevelopment project described below under "D. Redevelopment and Development Activity" and for general corporate purposes.

On November 27, 2002, the Company issued 15.2 million common shares with total net proceeds of $420.3 million. The proceeds of the offering were used to pay off the $380.0 million Interim Credit Facility and a portion of other acquisition related debt incurred under the Term Loan and the Company's revolving credit facility.

C. Refinancings

In July 2002, to finance a portion of the Westcor acquisition, the Company entered into a $380 million Interim Credit Facility bearing interest at an average interest rate of LIBOR plus 3.25% with a term of six months plus two six-month extension options and a $250 million Term Loan with an interest rate ranging from LIBOR plus 2.75% to LIBOR plus 3%, depending on the Company's overall leverage level, with a maturity of three years with two one-year extension options. At the same time, the Company replaced the existing $200 million revolving credit facility with a new $425 million revolving credit facility. This increased revolving credit facility has a three-year term plus a one-year extension option. The interest rate fluctuates from LIBOR plus 1.75% to LIBOR plus 3.00% depending on the Company's overall leverage level. The Company used a portion of this new revolving credit facility to retire all of the outstanding 7.25% convertible subordinated debentures, which matured on December 15, 2002.

On October 21, 2002, the Company refinanced an existing loan at the recently-acquired Chandler Fashion Center, a super-regional mall in Chandler, Arizona with approximately 1.3 million square feet of gross leasable area. The new loan of $184 million has a fixed interest rate of 5.48% and matures in November 2012. The Company used a portion of the new loan proceeds to repay a $150 million

2     Macerich 2002 Financial Statements

floating rate construction loan that was scheduled to mature on December 28, 2002 and the balance to repay a portion of the Interim Credit Facility.

D. Redevelopment and Development Activity

Macy's opened a 102,000 square foot store at Capitola Mall in California on May 3, 2002.

At Queens Center, the redevelopment and expansion continued with the ground breaking in June 2002. The project will increase the size of the center from 623,278 square feet to approximately 1 million square feet. Completion is planned in phases starting in 2004 with stabilization expected in 2005.

At Lakewood Mall, Target commenced building a two-level Target store in the location formerly occupied by Montgomery Ward. Target's opening is scheduled for Fall 2003.

At Redmond Town Center, Bon Marche began construction of a new department store scheduled to open in Fall 2003.

At Southern Hills Mall, construction commenced for the addition of a new 60,000 square foot Scheel's sporting goods store and a Barnes and Noble store scheduled to open in 2003.

In the third quarter of 2002, construction began at Scottsdale 101, a 629,000 square foot power center in north Phoenix and construction also commenced at La Encantada, a 253,972 square foot specialty center in Tucson, Arizona. Stabilization is projected to occur for both projects in 2004.

During October 2002, Macy's opened a 236,000 square foot store becoming the fifth department store at the super regional mall, Scottsdale Fashion Square.

E. Other Events

On March 19, 2002, the Company sold Boulder Plaza, a 159,238 square foot community center in Boulder, Colorado for $24.7 million. The proceeds from the sale were used for general corporate purposes.

On November 8, 2002, the Company purchased its joint venture partner's interest in Panorama City Associates, which owns Panorama Mall in Panorama, California. The purchase price was approximately $23.7 million.

On December 24, 2002, the former Montgomery Ward site at Pacific View Mall in Ventura, California was sold for approximately $15.4 million. The proceeds from the sale were used to repay a portion of the Term Loan.

On January 2, 2003, the Company sold its 67% interest in Paradise Village Gateway, a 296,153 square foot Phoenix area urban village, for approximately $29.4 million. The proceeds from the sale were used to repay a portion of the Term Loan.

Macerich 2002 Financial Statements    3

The Shopping Center Industry

General

There are several types of retail shopping centers, which are differentiated primarily based on size and marketing strategy. Regional shopping centers generally contain in excess of 400,000 square feet of GLA and are typically anchored by two or more department or large retail stores ("Anchors") and are referred to as "Regional Shopping Centers" or "Malls". Regional Shopping Centers also typically contain numerous diversified retail stores ("Mall Stores"), most of which are national or regional retailers typically located along corridors connecting the Anchors. Community Shopping Centers, also referred to as "strip centers" or "urban villages" are retail shopping centers that are designed to attract local or neighborhood customers and are typically anchored by one or more supermarkets, discount department stores and/or drug stores. Community Shopping Centers typically contain 100,000 square feet to 400,000 square feet of GLA. In addition, freestanding retail stores are located along the perimeter of the shopping centers ("Freestanding Stores"). Anchors, Mall and Freestanding Stores and other tenants typically contribute funds for the maintenance of the common areas, property taxes, insurance, advertising and other expenditures related to the operation of the shopping center.

Regional Shopping Centers

A Regional Shopping Center draws from its trade area by offering a variety of fashion merchandise, hard goods and services and entertainment, often in an enclosed, climate controlled environment with convenient parking. Regional Shopping Centers provide an array of retail shops and entertainment facilities and often serve as the town center and the preferred gathering place for community, charity, and promotional events.

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

Community Shopping Centers

Community Shopping Centers are designed to attract local and neighborhood customers and are typically open-air shopping centers, with one or more supermarkets, drugstores or discount department stores. National retailers such as Kids-R-Us at Bristol Shopping Center and Mervyn's at Camelback Colonnade provide the Company's Community Shopping Centers with the opportunity to draw from a much larger trade area than a typical supermarket or drugstore anchored Community Shopping Center. Community shopping centers include the Company's specialty retail centers, which are designed as lifestyle centers.

Business of the Company

The Company has a four-pronged business strategy which focuses on the acquisition, leasing and management, redevelopment and development of Regional Shopping Centers.

4     Macerich 2002 Financial Statements

Acquisitions.    The Company focuses on well-located, quality regional shopping centers that are or can be dominant in their trade area and have strong capital appreciation potential. The Company subsequently improves operating performance and returns from these properties through leasing, management and redevelopment. Since its initial public offering ("IPO"), the Company has acquired interests in shopping centers nationwide. These acquisitions were identified and consummated by the Company's staff of acquisition professionals who are strategically located in Santa Monica, Dallas, Denver, and Atlanta. The Company believes that it is geographically well positioned to cultivate and maintain ongoing relationships with potential sellers and financial institutions and to act quickly when acquisition opportunities arise.

On June 10, 2002, the Company acquired The Oaks, a 1.1 million square foot super-regional mall in Thousand Oaks, California. Additionally on July 26, 2002, the Company acquired Westcor, whose portfolio included nine regional and super-regional malls as well as 18 urban villages with an aggregate gross leasable area of approximately 14.1 million square feet in Arizona and Colorado. In addition, the portfolio included two retail properties under development, as well as rights to over 1,000 acres of undeveloped land.

Leasing and Management

The Company believes that the shopping center business requires specialized skills across a broad array of disciplines for effective and profitable operations. For this reason, the Company has developed a fully integrated real estate organization with in-house acquisition, accounting, development, finance, leasing, legal, marketing, property management and redevelopment expertise. In addition, the Company emphasizes a philosophy of decentralized property management, leasing and marketing performed by on-site professionals. The Company believes that this strategy results in the optimal operation, tenant mix and drawing power of each Center as well as the ability to quickly respond to changing competitive conditions of the Center's trade area.

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

On a selective basis, the Company also does property management and leasing for third parties. The Company currently manages four malls for third party owners on a fee basis.

Similarly, the Company generally utilizes decentralized leasing and accordingly, most of its leasing managers are located on-site to better understand the market and the community in which a Center is located. Leasing managers are charged with more than the responsibility of leasing space. The Company continually assesses and fine tunes each Center's tenant mix, identifies and replaces underperforming tenants and seeks to optimize existing tenant sizes and configurations.

Redevelopment.    One of the major components of the Company's growth strategy is its ability to redevelop acquired properties. For this reason, the Company has built a staff of redevelopment professionals who have primary responsibility for identifying redevelopment opportunities that will result in enhanced long-term financial returns and market position for the Centers. The redevelopment

Macerich 2002 Financial Statements    5

professionals oversee the design and construction of the projects in addition to obtaining required governmental approvals.

Development.    Through the Company's acquisition of Westcor and integration of the Westcor development team and pipeline, the Company is pursuing ground-up development projects on a selective basis. The Company believes it can supplement its strong acquisition, operations and redevelopment skills with the Westcor ground-up development expertise to further increase growth opportunities.

The Centers.    As of December 31, 2002, the Centers consist of 56 Regional Shopping Centers, 21 Community Shopping Centers and two development properties aggregating approximately 58 million square feet of GLA. The 56 Regional Shopping Centers in the Company's portfolio average approximately 930,461 square feet of GLA and range in size from 2.1 million square feet of GLA at Lakewood Mall to 328,341 square feet of GLA at Panorama Mall. The Company's 21 Community Shopping Centers have an average of 215,609 square feet of GLA. The 56 Regional Shopping Centers presently include 236 Anchors totaling approximately 30.5 million square feet of GLA and approximately 8,225 Mall and Freestanding Stores totaling approximately 27.1 million square feet of GLA.

Total revenues, including joint ventures at their pro rata share of $212.7 million in 2002 and $171.1 million in 2001, increased to $591.6 million in 2002 from $503.6 million in 2001 primarily due to the acquisitions of The Oaks and the Westcor portfolio. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." No Center generated more than 10% of shopping center revenues during 2002 and 2001.

Cost of Occupancy

The Company's management believes that in order to maximize the Company's operating cash flow, the Centers' Mall Store tenants must be able to operate profitably. A major factor contributing to tenant profitability is cost of occupancy. The following table summarizes occupancy costs for Mall Store tenants in the Centers as a percentage of total Mall Store sales for the last three years:

	For the years ended December 31,
	2000	2001	2002

Minimum rents	7.3%	7.7%	8.4%
Percentage rents	0.5%	0.4%	0.3%
Expense recoveries(1)	3.0%	3.1%	3.4%

Mall tenant occupancy costs	10.8%	11.2%	12.1%

(1)
Represents real estate tax and common area maintenance charges.

Competition

There are numerous owners and developers of real estate that compete with the Company in its trade areas. There are eight other publicly traded mall companies and several large private mall companies, any of which under certain circumstances could compete against the Company for an acquisition, an Anchor or a tenant. This results in competition for both acquisition of centers and for tenants to

6     Macerich 2002 Financial Statements

occupy space. The existence of competing shopping centers could have a material impact on the Company's ability to lease space and on the level of rent that can be achieved. There is also increasing competition from other retail formats and technologies, such as factory outlet centers, power centers, discount shopping clubs, mail-order services, internet shopping and home shopping networks that could adversely affect the Company's revenues.

Major Tenants

The Centers derived approximately 93.3% of their total rents for the year ended December 31, 2002 from Mall and Freestanding Stores. One tenant accounted for approximately 5.1% of minimum rents of the Company, and no other single tenant accounted for more than 4.0% as of December 31, 2002.

The following tenants (including their subsidiaries) represent the 10 largest tenants in the Company's portfolio (including joint ventures) based upon minimum rents in place as of December 31, 2002:

Tenant	Number of Locations in the Portfolio	% of Total Minimum Rents as of December 31, 2002

The Limited, Inc.	195	5.1%
The Gap, Inc.	91	3.9%
AT&T Wireless Services (1)	16	2.4%
Foot Locker, Inc.	125	2.2%
J.C. Penney Company, Inc.	39	1.8%
Best Buy Co., Inc.	66	1.6%
Luxottica Group, Inc.	106	1.3%
Zale Corporation	89	1.3%
Barnes & Noble, Inc.	54	1.2%
Federated Department Stores	26	1.0%

(1)
Includes AT&T Wireless Office headquarters located at Redmond Town Center.

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

The Company uses tenant spaces 10,000 square feet and under for comparing rental rate activity. Tenant space 10,000 square feet and under in the portfolio at December 31, 2002, comprises 67.9% of all Mall and Freestanding Store space. The Company believes that to include space over 10,000 square feet would provide a less meaningful comparison.

Macerich 2002 Financial Statements    7

When an existing lease expires, the Company is often able to enter into a new lease with a higher base rent component. The average base rent for new Mall and Freestanding Store leases, 10,000 square feet and under, commencing during 2002 was $38.90 per square foot, or 26.9% higher than the average base rent for all Mall and Freestanding Stores (10,000 square feet and under) at December 31, 2002 of $30.66 per square foot.

The following table sets forth for the Centers the average base rent per square foot of Mall and Freestanding GLA, for tenants 10,000 square feet and under, as of December 31 for each of the past three years:

December 31,	Average Base Rent Per Square Foot(1)	Average Base Rent Per Sq. Ft. on Leases Commencing During the Year(2)	Average Base Rent Per Sq. Ft. on Leases Expiring During the Year(3)

2000	$27.09	$32.95	$28.56
2001	$28.13	$33.33	$27.12
2002	$30.66	$38.90	$31.06

(1)
Average base rent per square foot is based on Mall and Freestanding Store GLA for spaces 10,000 square feet and under occupied as of December 31 for each of the Centers owned by the Company in 2000, 2001 and 2002.

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

Bankruptcy and/or Closure of Retail Stores

A decision by an Anchor or another significant tenant to cease operations at a Center could have an adverse effect on the Company's financial condition. The bankruptcy and/or closure of an Anchor, or its sale to a less desirable retailer, could adversely affect customer traffic in a Center and thereby reduce the income generated by that Center or otherwise adversely affect the Company's financial position. Furthermore, the closing of an Anchor could, under certain circumstances, allow certain other Anchors or other tenants to terminate their leases or cease operating their stores at the Center or otherwise adversely affect occupancy at the Center. In addition, mergers, acquisitions, consolidations or dispositions in the retail industry could result in the loss of tenants at one or more Centers.

Retail stores at the Centers other than Anchors may also seek the protection of the bankruptcy laws and/or close stores, which could result in the termination of such tenants' leases and thus cause a reduction in the cash flow generated by the Centers. Although no single retailer accounts for greater than 5.1% of total minimum rents, the bankruptcy and/or closure of stores could result in decreased occupancy levels, reduced rental income or otherwise adversely impact the Centers. Although certain

8     Macerich 2002 Financial Statements

tenants have filed for bankruptcy, the Company does not believe such filings and any subsequent closures of their stores will have a material adverse impact on its operations.

Lease Expirations

The following table shows scheduled lease expirations (for Centers owned as of December 31, 2002, except as otherwise noted) of Mall and Freestanding Stores 10,000 square feet and under for the next ten years, assuming that none of the tenants exercise renewal options:

Year Ending December 31,	Number of Leases Expiring (1)	Approximate GLA of Expiring Leases (2)	Leased GLA Represented by Expiring Leases (3)	Base Rent per Square Foot of Expiring Leases (2)

2003	902	1,287,181	12.79%	$29.27
2004	609	919,011	9.13%	$29.62
2005	644	1,064,553	10.58%	$30.64
2006	594	1,010,247	10.04%	$30.69
2007	557	990,862	9.85%	$30.15
2008	497	844,557	8.39%	$33.50
2009	386	704,407	7.00%	$34.29
2010	482	901,816	8.96%	$37.87
2011	532	1,107,747	11.01%	$36.86
2012	344	750,741	7.46%	$33.35
(1)
Paradise Village Gateway is excluded from this table because it was sold on January 2, 2003.

(2)
Includes joint ventures at pro rata share. Currently, 22% of leases have provisions for future consumer price index increases which are not reflected in ending lease rent.

(3)
For leases 10,000 square feet and under.

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

Anchors either own their stores, the land under them and in some cases adjacent parking areas, or enter into long-term leases with an owner at rates that are lower than the rents charged to tenants of Mall and Freestanding Stores. Each Anchor, which owns its own store, and certain Anchors which lease their stores, enter into reciprocal easement agreements with the owner of the Center covering among other things, operational matters, initial construction and future expansion.

Anchors accounted for approximately 6.7% of the Company's total rent for the year ended December 31, 2002.

Macerich 2002 Financial Statements    9

The following table identifies each Anchor, each parent company that owns multiple Anchors and the number of square feet owned or leased by each such Anchor or parent company in the Company's portfolio at December 31, 2002:

Name	Number of Anchor Stores	GLA Owned by Anchor	GLA Leased by Anchor	Total GLA Occupied by Anchor

J.C. Penney	38	1,812,276	3,262,273	5,074,549
Sears(1)	38	2,864,413	1,903,705	4,768,118
Target Corp.
Marshall Field's	2	115,193	100,790	215,983
Mervyn's	17	813,761	569,137	1,382,898
Target(2)	11	581,260	697,012	1,278,272

Total	30	1,510,214	1,366,939	2,877,153
Dillard's(2)	26	3,066,974	818,202	3,885,176
May Department Stores Co.
Robinsons-May	13	1,482,668	919,491	2,402,159
Foley's	5	905,316	—	905,316
Hechts	2	140,000	143,426	283,426
Famous Barr	1	180,000	—	180,000
Lord and Taylor	1	120,000	—	120,000
Meier & Frank	2	242,505	200,000	442,505

Total	24	3,070,489	1,262,917	4,333,406
Federated Department Stores
Macy's	18	2,043,319	915,341	2,958,660
Lazarus	1	159,068	—	159,068
The Bon Marche(3)	3	—	291,000	291,000

Total	22	2,202,387	1,206,341	3,408,728
Saks, Inc.
Younker's	6	—	609,177	609,177
Herberger's	5	269,969	202,778	472,747

Total	11	269,969	811,955	1,081,924
Nordstrom	8	530,016	728,369	1,258,385
Gottschalks	6	332,638	333,772	666,410
Burlington Coat Factory	3	186,570	100,709	287,279
Von Maur	3	186,686	59,563	246,249
Belk	2	—	149,685	149,685
Best Buy	2	129,441	—	129,441
Boscov's	2	—	314,717	314,717
Home Depot (Expo Design Center)	2	—	234,403	234,403
Wal-Mart	2	281,455	—	281,455
Beall's	1	—	40,000	40,000
DeJong	1	—	43,811	43,811
Emporium	1	—	50,625	50,625
Gordman's	1	—	60,000	60,000
Kohl's	1	—	119,566	119,566
The Limited Inc. (Gaylans Trading Company)	1	—	97,241	97,241
Lowe's	1	135,197	—	135,197
Neiman Marcus Group, Inc. The	1	—	100,071	100,071
Peebles	1	—	42,090	42,090
Vacant(2)	8	491,547	371,357	862,904

	236	17,070,272	13,478,311	30,548,583

(1)
Sears at Crossroads Mall in Boulder, Colorado closed in January, 2003.

(2)
Montgomery Ward filed for bankruptcy on December 28, 2000 and announced the closing of all its stores including the seven located at the Centers. Montgomery Ward assigned two of these leases to Dillard's (at Northpark Mall and Southpark Mall) and one to Target (at Lakewood Mall). The Target store is scheduled to open in late 2003. The Dillard's at North Park mall is scheduled to open in summer of 2003. The Dillard's at South Park mall is planned for a 2004 opening.

(3)
Federated Department Stores is scheduled to open a new 110,000 square foot Bon Marche store at Redmond Town Center in the fall of 2003.

10     Macerich 2002 Financial Statements

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

Macerich 2002 Financial Statements    11

    the Centers, often in connection with tenant dry cleaning operations. Where PCE has been detected, the Company may incur investigation, remediation and monitoring costs if responsible current or former tenants, or other responsible parties, are unavailable to pay such costs.

PCE has been detected in soil and groundwater in the vicinity of a dry cleaning establishment at North Valley Plaza, formerly owned by a joint venture of which the Company was a 50% member. The property was sold on December 18, 1997. The California Department of Toxic Substances Control ("DTSC") advised the Company in 1995 that very low levels of Dichloroethylene ("1,2 DCE"), a degradation byproduct of PCE, had been detected in a municipal water well located 1/4 mile west of the dry cleaners, and that the dry cleaning facility may have contributed to the introduction of 1,2 DCE into the water well. According to DTSC, the maximum contaminant level ("MCL") for 1,2 DCE which is permitted in drinking water is 6 parts per billion ("ppb"). The 1,2 DCE was detected in the water well at a concentration of 1.2 ppb, which is below the MCL. The Company has retained an environmental consultant and has initiated extensive testing of the site. The joint venture agreed (between itself and the buyer) that it would be responsible for continuing to pursue the investigation and remediation of impacted soil and groundwater resulting from releases of PCE from the former dry cleaner. A total of $211,092 and $67,873 have already been incurred by the joint venture for remediation, professional and legal fees for the years ending December 31, 2002 and 2001, respectively. The joint venture has been sharing costs with former owners of the property.

The Company acquired Fresno Fashion Fair in December 1996. Asbestos has been detected in structural fireproofing throughout much of the Center. Testing data conducted by professional environmental consulting firms indicates that the fireproofing is largely inaccessible to building occupants and is well adhered to the structural members. Additionally, airborne concentrations of asbestos were well within OSHA's permissible exposure limit ("PEL") of .1 fcc. The accounting for this acquisition included a reserve of $3.3 million to cover future removal of this asbestos, as necessary. The Company incurred $247,478 and $147,597 in remediation costs for the years ending December 31, 2002 and 2001, respectively. An additional $2.4 million remains reserved at December 31, 2002.

Dry cleaning chemicals have been detected in soil and groundwater in the vicinity of a former dry cleaning establishment at Bristol Center. The Santa Ana Regional Water Quality Control Board ("RWQCB") has been notified of the release. The Company has retained an environmental consultant who assessed and characterized the extent of the chemicals that are present in soil and groundwater and has developed a remedial action plan which was approved by the RWQCB. The Company has subsequently completed the remediation activities of the site in accordance with the approved workplan and has submitted a closure report requesting no further action. A reserve was established in 2002 for $680,000 of which $211,901 was paid in 2002.

Insurance

The Centers have comprehensive liability, fire, flood, extended coverage and rental loss insurance. The Company or the joint venture owner, as applicable, also currently carries earthquake insurance covering the Centers located in California. Such policies are subject to a deductible equal to 5% of the total insured value of each Center, a $100,000 per occurrence minimum and a combined annual aggregate loss limit of $200 million on the Centers located in California. Terrorism insurance is also

12     Macerich 2002 Financial Statements

carried with policies subject to a $10 million deductible and a combined annual aggregate loss limit of $200 million. Management believes that such insurance policies have specifications and insured limits customarily carried for similar properties.

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

Employees

The Company and the management companies employ approximately 2,065 persons, including eight executive officers, personnel in the areas of acquisitions and business development (7), property management (737), leasing (80), redevelopment/construction (23), development (21), financial services (103) and legal affairs (43). In addition, in an effort to minimize operating costs, the Company generally maintains its own security staff (915) and maintenance staff (128). Approximately 12 of these employees are represented by a union. The Company believes that relations with its employees are good.

Available Information; Website Disclosure

The Company's corporate website address is www.macerich.com. The Company makes available free of charge through this website, its reports on Forms 10-K, 10-Q and 8-K and all amendments thereto, as soon as reasonably practicable after the reports have been filed with, or furnished to the Securities and Exchange Commission. These reports are available under the heading "For Our Investors—Investor Resources—SEC Filings," through a free hyperlink to a third-party service.

Macerich 2002 Financial Statements    13

Item 2.    Properties

Company's Ownership	Name of Center/Location(1)	Year of Original Construction/Acquisition	Year of Most Recent Expansion/Renovation	Total GLA(2)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Anchors	Sales Per Square Foot(3)

33%	Arrowhead Towne Center Glendale, Arizona	1993/2002	—	1,130,246	391,832	94.2%	Dillard's, Robinsons-May, J.C. Penney, Sears, Mervyn's	$412
100%	Bristol Shopping Center(4) Santa Ana, California	1966/1986	1992	161,537	161,537	96.0%	—	242
50%	Broadway Plaza(4) Walnut Creek, California	1951/1985	1994	698,524	253,027	100%	Macy's (two), Nordstrom	644
100%	Capitola Mall(4) Capitola, California	1977/1995	1988	586,489	196,772	97.8%	Gottschalks, Macy's, Mervyn's, Sears	329
100%	Carmel Plaza Carmel, California	1974/1998	1993	115,215	115,215	95.0%	—	361
100%	Chandler Fashion Center Chandler, Arizona	2001/2002	—	1,268,284	620,161	99.2%	Dillard's, Robinsons-May, Nordstrom, Sears	383
100%	Chesterfield Towne Center Richmond, Virginia	1975/1994	1997	1,035,458	425,069	96.1%	Dillard's (two), Hechts, Sears, J.C. Penney	333
100%	Citadel, The Colorado Springs, Colorado	1972/1997	1995	1,048,541	453,201	90.1%	Dillard's, Foley's, J.C. Penney, Mervyn's	298
100%	Corte Madera, Village at Corte Madera, California	1985/1998	1994	431,141	213,141	97.5%	Macy's, Nordstrom	482
100%	County East Mall Antioch, California	1966/1986	1989	494,092	175,532	96.7%	Sears, Gottschalks, Mervyn's(5)	326
100%	Crossroads Mall Oklahoma City, Oklahoma	1974/1994	1991	1,266,462	526,774	89.9%	Dillard's, Foley's, J.C. Penney(5)	256
50%	Desert Sky Mall Phoenix, Arizona	1981/2002	1993	887,949	293,360	88.4%	Sears, Dillard's, Burlington Coat Factory, Mervyn's(5)	261
100%	Flagstaff Mall Flagstaff, Arizona	1979/2002	1986	354,030	150,018	98.1%	Dillard's, J.C. Penney, Sears	332
50%	FlatIron Crossing(6) Broomfield, Colorado	2000/2002	—	1,545,134	781,393	96.7%	Dillard's, Foley's, Nordstrom, Lord & Taylor, Galyan's Trading Co.	381
100%	Fresno Fashion Fair Fresno, California	1970/1996	1983	873,329	312,448	94.3%	Gottschalks, J.C. Penney, Macy's (two)	432
100%	Great Falls Marketplace Great Falls, Montana	1997/1997	—	207,024	207,024	97.4%	—	128
100%	Greeley Mall Greeley, Colorado	1973/1986	1987	505,414	235,510	92.8%	Dillard's (two), J.C. Penney, Sears	240
100%	Green Tree Mall Clarksville, Indiana	1968/1975	1995	782,282	338,286	87.2%	Dillard's, J.C. Penney, Sears, Target	331
100%	Holiday Village Mall(4) Great Falls, Montana	1959/1979	1992	566,250	262,412	71.6%	Herberger's, J.C. Penney, Sears(5)	225
100%	Northgate Mall San Rafael, California	1964/1986	1987	741,613	271,282	92.2%	Macy's, Mervyn's, Sears	354
100%	Northwest Arkansas Mall Fayetteville, Arkansas	1972/1998	1997	824,323	310,653	95.6%	Dillard's (two), J.C. Penney, Sears	298
100%	Pacific View Ventura, California	1965/1996	2001	1,043,935	410,121	98.1%	J.C. Penney, Macy's, Robinsons-May, Sears	362
100%	Panorama Mall(7) Panorama, California	1955/1979	1980	328,341	163,341	98.0%	Wal-Mart	309

14     Macerich 2002 Financial Statements

100%	Paradise Valley Mall Phoenix, Arizona	1979/2002	1990	1,222,550	417,122	97.3%	Dillard's, J.C. Penney, Macy's, Robinsons-May, Sears	$330
100%	Queens Center Queens, New York	1973/1995	2002 ongoing	623,278	155,135	100.0%	J.C. Penney, Macy's	953
100%	Rimrock Mall Billings, Montana	1978/1996	1980	610,133	294,693	93.0%	Dillard's (two), Herberger's, J.C. Penney	290
100%	Salisbury, Centre at Salisbury, Maryland	1990/1995	1990	878,708	273,727	94.6%	Boscov's, J.C. Penney, Hechts, Sears(5)	352
100%	Santa Monica Place Santa Monica, California	1980/1999	1990	560,666	277,416	83.5%	Macy's, Robinsons-May	337
50%	Scottsdale Fashion Square(9) Scottsdale, Arizona	1961/2002	1998	2,050,180	848,761	95.1%	Dillard's, Robinsons-May, Macy's, Nordstrom, Neiman Marcus	504
100%	South Plains Mall Lubbock, Texas	1972/1998	1995	1,141,918	400,131	97.2%	Beall's, Dillard's (two), J.C. Penney, Meryvn's, Sears	335
100%	South Towne Center Sandy, Utah	1987/1997	1997	1,258,318	481,806	94.0%	Dillard's, J.C. Penney, Mervyn's, Target, Meier & Frank	328
33%	Superstition Springs Center(4) Mesa, Arizona	1990/2002	2002	1,318,470	418,619	92.7%	Burlington Coat Factory, Dillard's, Robinsons-May, J.C. Penney, Sears, Mervyn's, Best Buy(5)	343
100%	The Oaks Thousand Oaks, California	1978/2002	1993	1,084,640	358,565	96.9%	J.C. Penney, Macy's (two), Robinsons-May (two)	444
100%	Valley View Center Dallas, Texas	1973/1997	1996	1,514,685	456,788	89.5%	Dillard's, Foley's, J.C. Penney, Sears	274
100%	Vintage Faire Mall Modesto, California	1977/1996	2001	1,080,042	380,123	99.4%	Gottschalks, J.C. Penney, Macy's (two), Sears	401
19%	West Acres Fargo, North Dakota	1972/1986	2001	952,731	400,176	99.6%	Marshall Field's, Herberger's, J.C. Penney, Sears	381
100%	Westside Pavilion Los Angeles, California	1985/1998	2000	757,159	399,031	90.4%	Nordstrom, Robinsons-May	392

	Total/Average			31,949,091	12,830,202	94.2%		$368

PACIFIC PREMIER RETAIL TRUST PROPERTIES:
51%	Cascade Mall Burlington, Washington	1989/1999	1998	587,953	263,717	91.7%	The Bon Marche, Emporium, J.C. Penney, Sears, Target	$326
51%	Kitsap Mall Silverdale, Washington	1985/1999	1997	853,284	343,301	89.6%	The Bon Marche, J.C. Penney, Gottschalks, Mervyn's, Sears	387
51%	Lakewood Mall Lakewood, California	1953/1975	2001	2,120,373	967,052	98.1%	Home Depot, Target(8), J.C. Penney, Macy's, Mervyn's, Robinsons-May	338
51%	Los Cerritos Center Cerritos, California	1971/1999	1998	1,290,061	488,780	98.3%	Macy's, Mervyn's, Nordstrom, Robinsons-May, Sears	429

Macerich 2002 Financial Statements    15

51%	Redmond Town Center(9)(4) Redmond, Washington	1997/1999	2000	1,279,794	1,169,794	94.8%	The Bon Marche(10)	$333
51%	Stonewood Mall(4) Downey, California	1953/1997	1991	937,866	367,119	98.1%	J.C. Penney, Mervyn's, Robinsons-May, Sears	349
51%	Washington Square Portland, Oregon	1974/1999	1995	1,357,515	423,179	96.1%	J.C. Penney, Meier & Frank, Mervyn's, Nordstrom, Sears	527

	Total/Average Pacific Premier Retail Trust Properties			8,426,846	4,022,942	95.8%		$389

SDG MACERICH PROPERTIES, L.P. PROPERTIES:
50%	Eastland Mall(4) Evansville, Indiana	1978/1998	1996	1,070,940	537,985	97.9%	DeJong, Famous Barr, J.C. Penney, Lazarus	$381
50%	Empire Mall(4) Sioux Falls, South Dakota	1975/1998	2000	1,313,331	596,124	91.9%	Marshall Field's, J.C. Penney, Gordman's, Kohl's, Sears, Target, Younker's	359
50%	Granite Run Mall Media, Pennsylvania	1974/1998	1993	1,047,438	546,629	96.1%	Boscov's, J.C. Penney, Sears	294
50%	Lake Square Mall Leesburg, Florida	1980/1998	1995	561,303	265,266	94.0%	Belk, J.C. Penney, Sears, Target	279
50%	Lindale Mall Cedar Rapids, Iowa	1963/1998	1997	693,567	388,004	93.9%	Sears, Von Maur, Younker's	289
50%	Mesa Mall Grand Junction, Colorado	1980/1998	1991	866,730	440,913	91.0%	Herberger's, J.C. Penney, Mervyn's, Sears, Target	298
50%	NorthPark Mall Davenport, Iowa	1973/1998	2001	1,057,338	405,805	94.9%	J.C. Penney, Dillard's(8), Sears, Von Maur, Younker's	247
50%	Rushmore Mall Rapid City, South Dakota	1978/1998	1992	835,643	430,983	93.5%	Herberger's, J.C. Penney, Sears, Target	300
50%	Southern Hills Mall Sioux City, Iowa	1980/1998	—	802,092	488,515	92.0%	Sears, Target, Younker's	309
50%	SouthPark Mall Moline, Illinois	1974/1998	1990	1,026,536	448,480	87.8%	Dillard's(8), J.C. Penney, Sears, Younker's, Von Maur	218
50%	SouthRidge Mall Des Moines, Iowa	1975/1998	1998	999,439	501,633	78.6%	Sears, Younker's, J.C. Penney, Target(5)	202
50%	Valley Mall Harrisonburg, Virginia	1978/1998	1992	486,850	179,052	96.3%	Belk, J.C. Penney, Wal-Mart, Peebles	283

	Total/Average SDG Macerich Properties, L.P. Properties			10,761,207	5,229,389	92.0%		$291

SPECIALTY RETAIL:
100%	Borgata Scottsdale, Arizona	1981/2002	—	86,547	86,547	88.8%	—	$417
50%	Shops at Gainey Village Scottsdale, Arizona	2000/2002	—	138,342	138,342	100.0%	—	357
50%	Hilton Village(4)(9) Scottsdale, Arizona	1982/2002	—	96,641	96,641	97.5%	—	401

Specialty Retail				321,530	321,530	96.2%		$386

	Total/Average before Urban Villages			51,458,674	22,404,063	94.0%		$355

URBAN VILLAGES:
50%	Arizona Lifestyles Galleries Phoenix, Arizona	1982/2002	—	125,092	125,092	100%	—	$478

16     Macerich 2002 Financial Statements

75%	Camelback Colonnade Phoenix, Arizona	1961/2002	1994	624,137	544,137	96.8%	Mervyn's	$269
50%	Chandler Festival Chandler, Arizona	2001/2002	—	503,655	368,458	94.1%	Lowe's	213
50%	Chandler Gateway Chandler, Arizona	2001/2002	2002	255,296	122,096	94.0%	The Great Indoors	N/A
67%	Paradise Village Gateway(11) Phoenix, Arizona	1995/2002	2001	296,153	296,153	100%	—	264
50%	Paradise Village Office Park II(9) Phoenix, Arizona	1982/2002	—	46,662	46,662	75.6%	—	N/A
50%	Promenade Sun City, Arizona	1983/2002	—	70,125	70,125	86.6%	—	212
50%	Village Center Phoenix, Arizona	1985/2002	—	170,801	59,055	100%	Target	258
50%	Village Crossroads Phoenix, Arizona	1993/2002	—	187,336	86,627	100%	Burlington Coat Factory	333
50%	Village Fair Phoenix, Arizona	1989/2002	—	271,417	207,817	97.0%	Best Buy	216
100%	Village Plaza Phoenix, Arizona	1978/2002	—	81,830	81,830	56.9%	—	254
100%	Village Square I Phoenix, Arizona	1978/2002	—	21,606	21,606	100%	—	161
100%	Village Square II Phoenix, Arizona	1978/2002	—	146,193	70,393	98.3%	Mervyn's	176
100%	Westbar Phoenix, Arizona	1973/2002	—	758,552	758,552	87.5%	—	130

	Total/Average Urban Villages			3,558,855	2,858,603	92.8%		$239

	Total before major development and redevelopment properties and other assets			55,017,529	25,262,666	93.9%		$350

MAJOR DEVELOPMENT AND REDEVELOPMENT PROPERTIES:
50%	Chandler Blvd. Shops Chandler, Arizona	2001/2002	2002	163,627	163,627	N/A	—	N/A
100%	Crossroads Mall(4) Boulder, Colorado	1963/1979	1998	533,933	215,496	(12)	Foley's, Sears(5)	(12)
100%	La Encantada(14) Tucson, Arizona	2002/2002	2002 ongoing	253,972	253,972	N/A	—	N/A
100%	Park Lane Mall(4) Reno, Nevada	1967/1978	1998	370,766	241,046	(12)	Gottschalks	(12)
100%	Prescott Gateway Prescott, Arizona	2002/2002	2002	547,743	303,555	(13)	Dillard's, Sears, J.C. Penney	(13)
46%	Scottsdale 101(4)(14) Phoenix, Arizona	2002/2002	2002 ongoing	629,000	527,625	N/A	Expo Design Center	N/A

	Total Major Development and Redevelopment Properties			2,499,041	1,705,321

OTHER ASSETS:
50%	Paradise Village Investment Co. ground leases	—/2002		169,740	169,740	N/A	—	N/A

	Total Other Assets			169,740	169,740

	Grand Total at December 31, 2002			57,686,310	27,137,727

(1)
The land underlying 66 of the Centers is owned in fee entirely by the Company, or, in the case of jointly-owned Centers, by the joint venture property partnership or limited liability company. All or part of the land underlying the remaining Centers is owned by third parties and leased to the Company, the property partnership or the limited liability company pursuant to long-term ground leases. Under the terms of a typical ground lease, the Company, the property partnership or the limited liability company pays rent for the use of the land and is generally responsible for all costs and expenses associated with the

Macerich 2002 Financial Statements    17

  building and improvements. In some cases, the Company, the property partnership or the limited liability company has an option or right of first refusal to purchase the land. The termination dates of the ground leases range from 2005 to 2139.

(2)
Includes GLA attributable to anchor tenants (whether owned or non-owned) and mall and freestanding stores as of December 31, 2002.

(3)
Sales are based on reports by retailers leasing mall and freestanding stores for the twelve months ending December 31, 2002 for tenants which have occupied such stores for a minimum of 12 months. Sales per square foot are based on tenants 10,000 square feet and under, excluding theaters, that occupied their space for the entire year.

(4)
Portions of the land on which the Center is situated are subject to one or more ground leases.

(5)
These properties have a vacant anchor tenant location. The Company is contemplating various replacement tenant/redevelopment opportunities for these vacant sites.

(6)
On January 31, 2003, the Company purchased its joint venture partner's 50% interest in this Center for approximately $68.3 million in cash plus the assumption of the Company's joint venture partner's share of debt.

(7)
On November 8, 2002, the Company purchased its joint venture partner's 50% interest in Panorama City Associates, which owns this Center.

(8)
Montgomery Ward filed for bankruptcy on December 28, 2000 and announced the closing of all its stores including the seven located at the Centers. Montgomery Ward assigned two of these leases to Dillard's (at NorthPark Mall and SouthPark Mall) and one to Target (at Lakewood Mall). The Target store is scheduled to open in late 2003. The Dillard's at North Park Mall is scheduled to open in the summer of 2003. The Dillard's at South Park is planned for a 2004 opening.

(9)
The office portion of this mixed-use development does not have retail sales.

(10)
Federated Department Stores is scheduled to open a new 110,000 square foot Bon Marche store at Redmond Town Center in the fall of 2003.

(11)
The Company sold its 67% interest in the partnership that owns Paradise Village Gateway for approximately $29.4 million on January 2, 2003.

(12)
Tenant spaces have been intentionally held off the market and remain vacant because of major redevelopment plans. As a result, the Company believes the percentage of mall and freestanding GLA leased and the sales per square foot at these major redevelopment properties is not meaningful data. At Crossroads Mall in Boulder, Colorado, Sears closed in January, 2003.

(13)
Prescott Gateway opened in the spring of 2002.

(14)
Includes anticipated GLA of development property.

18     Macerich 2002 Financial Statements

Mortgage Debt

The following table sets forth certain information regarding the mortgages encumbering the Centers, including those Centers in which the Company has less than a 100% interest. The information set forth below is as of December 31, 2002.

Debt premiums represent the excess of the fair value of debt over the principal value of debt assumed in various acquisitions subsequent to March, 1994 (with interest rates ranging from 3.81% to 6.26%). The debt premiums are being amortized into interest expense over the term of the related debt on a straight-lined basis, which approximates the effective interest method. The balances below include the unamortized premiums as of December 31, 2002.

Property Pledged as Collateral	Fixed or Floating	Annual Interest Rate	12-31-02 Balance (000s')	Annual Debt Service (000s)	Maturity Date	Balance Due on Maturity (000s)	Earliest Date on which all Notes Can Be Defeased or Be Prepaid

CONSOLIDATED CENTERS:
Capitola Mall	Fixed	7.13%	$46,674	$4,558	5/15/2011	$32,724	Any Time
Carmel Plaza	Fixed	8.18%	28,069	2,421	5/1/2009	25,642	Any Time
Chesterfield Towne Center(1)	Fixed	9.07%	61,817	6,580	1/1/2024	1,087	1/1/2006
Citadel	Fixed	7.20%	69,222	6,648	1/1/2008	59,962	1/1/2003
Corte Madera, Village at	Fixed	7.75%	69,884	6,190	11/1/2009	62,941	10/4/2003
Crossroads Mall-Boulder(2)	Fixed	7.08%	33,540	3,948	12/15/2010	28,107	Any Time
Fresno Fashion Fair	Fixed	6.52%	68,001	4,561	8/10/2008	62,890	Any Time
Greeley Mall	Fixed	8.50%	13,281	2,245	9/15/2003	12,519	Any Time
Green Tree Mall/Crossroads OK/Salisbury(3)	Fixed	7.23%	117,714	8,499	3/5/2004	117,714	Any Time
Northwest Arkansas Mall	Fixed	7.33%	58,644	5,209	1/10/2009	49,304	1/1/2004
Pacific View(4)	Fixed	7.16%	87,739	7,221	8/31/2011	76,658	9/1/2003
Queens Center	Fixed	6.88%	97,186	7,595	3/1/2009	88,651	Any Time
Rimrock Mall	Fixed	7.45%	45,535	3,841	10/1/2011	40,025	10/10/2003
Santa Monica Place	Fixed	7.70%	83,556	7,272	11/1/2010	75,439	3/1/2003
South Plains Mall	Fixed	8.22%	62,823	5,448	3/1/2009	57,557	Any Time
South Towne Center	Fixed	6.61%	64,000	4,289	10/10/2008	64,000	Any Time
Valley View Mall	Fixed	7.89%	51,000	4,080	10/10/2006	51,000	Any Time
Vintage Faire Mall	Fixed	7.89%	68,586	6,099	9/1/2010	61,372	Any Time
Westside Pavilion	Fixed	6.67%	98,525	7,538	7/1/2008	91,133	Any Time

Subtotal			$1,225,796

2002 ACQUISITION CONSOLIDATED CENTERS:
The Oaks(5)	Floating	2.58%	$108,000	$2,786	7/1/2004	$108,000	Any Time
Westcor:
Borgata(6)	Fixed	5.39%	16,926	1,380	10/11/2007	14,352	7/13/2007
Chandler Fashion Center	Fixed	5.48%	183,594	12,516	11/1/2012	152,097	5/1/2012
Flagstaff Mall(7)	Fixed	5.39%	14,974	1,452	1/1/2006	12,894	8/1/2005
La Encantada(8)	Floating	3.40%	2,715	92	12/1/2005	2,715	Any Time
Paradise Valley Mall(9)	Fixed	5.39%	82,256	6,072	1/1/2007	74,889	7/1/2006
Paradise Valley Mall(10)	Fixed	5.89%	25,393	2,196	5/1/2009	19,863	1/1/2007
Paradise Village Gateway(11)	Fixed	5.39%	19,524	1,644	5/15/2007	16,620	1/1/2007
Prescott Gateway(12)	Floating	3.50%	40,651	1,423	5/29/2004	40,651	Any Time
Village Plaza(13)	Fixed	5.39%	5,857	564	11/1/2006	4,757	8/1/2006
Village Square I & II(14)	Fixed	5.39%	5,116	492	2/1/2006	4,394	8/5/2005

Macerich 2002 Financial Statements    19

Westbar(15)	Fixed	4.22%	7,852	792	2/10/2004	7,325	11/12/2003
Westbar(16)	Fixed	4.22%	4,454	420	1/1/2005	3,970	10/1/2004

Subtotal—2002 Acquisition Consolidated Centers			517,312

Grand Total—Consolidated Centers			1,743,108

JOINT VENTURE CENTERS (AT PRO RATA SHARE):
Broadway Plaza (50%)(17)	Fixed	6.68%	$34,576	$3,089	8/1/2008	$29,315	Any Time
Pacific Premier Retail Trust (51%)(17):
Cascade Mall	Fixed	6.50%	11,983	1,461	8/1/2014	141	Any Time
Kitsap Mall/Kitsap Place(18)	Fixed	8.06%	30,831	2,755	6/1/2010	28,143	Any Time
Lakewood Mall(19)	Fixed	7.20%	64,770	4,661	8/10/2005	64,770	Any Time
Lakewood Mall(20)	Floating	3.75%	8,224	308	7/25/2003	8,224	Any Time
Los Cerritos Center	Fixed	7.13%	58,537	5,054	7/1/2006	54,955	Any Time
North Point Plaza	Fixed	6.50%	1,669	190	12/1/2015	47	2/7/2004
Redmond Town Center-Retail	Fixed	6.50%	30,910	2,686	2/1/2011	23,850	Any Time
Redmond Town Center-Office	Fixed	6.77%	42,837	3,575	7/10/2009	26,223	Any Time
Stonewood Mall	Fixed	7.41%	39,653	3,298	12/11/2010	36,192	3/19/2003
Washington Square	Fixed	6.70%	57,161	5,051	1/1/2009	48,289	3/1/2004
Washington Square Too	Fixed	6.50%	5,843	634	12/1/2016	116	2/17/2004
SDG Macerich Properites L.P. (50%)(17)(21)	Fixed	6.54%	183,922	13,440	5/15/2006	183,922	Any Time
SDG Macerich Properites L.P. (50%)(17)(21)	Floating	1.92%	92,250	1,771	5/15/2003	92,250	Any Time
SDG Macerich Properites L.P. (50%)(17)(21)	Floating	1.79%	40,700	729	5/15/2006	40,700	Any Time
West Acres Center (19%)(17)	Fixed	6.52%	7,222	681	1/1/2009	5,684	Any Time
West Acres Center (19%)(17)	Fixed	9.17%	1,853	212	1/1/2009	1,517	Any Time

Subtotal			$712,941

2002 ACQUISITION JOINT VENTURE CENTERS(17):
Westcor:
Arizona Lifestyle Galleries(50%)(22)	Fixed	3.81%	$925	$120	12/1/2004	$806	Any Time
Arrowhead Towne Center(33.33%)(23)	Fixed	6.38%	28,931	2,240	10/1/2011	24,256	7/3/2011
Boulevard Shops(50%)(24)	Floating	3.57%	4,824	172	1/1/2004	4,824	Any Time
Camelback Colonnade(75%)(25)	Fixed	4.81%	26,818	2,529	1/1/2006	22,719	7/5/2005
Chandler Festival(50%)(26)	Floating	3.04%	16,101	489	4/27/2004	16,101	Any Time
Chandler Gateway(50%)(27)	Floating	3.55%	7,376	262	9/20/2004	7,376	Any Time
Desert Sky Mall(50%)(28)	Fixed	5.42%	13,969	1,548	1/1/2005	13,969	Any Time
East Mesa Land(50%)(29)	Floating	2.28%	2,139	120	11/1/2004	2,051	Any Time
East Mesa Land(50%)(29)	Fixed	5.39%	640	36	11/1/2006	640	8/1/2006
FlatIron Crossing(50%)(30)	Floating	2.30%	72,500	1,668	10/1/2004	72,500	11/4/2003
FlatIron Crossing Mezzanine(50%)(31)	Floating	4.68%	17,500	819	10/1/2004	17,500	12/1/2003
Hilton Village(50%)(32)	Fixed	5.39%	4,719	414	1/1/2007	3,987	8/3/2007
Promenade(50%)(33)	Fixed	5.39%	2,617	234	9/1/2006	2,226	6/3/2006
PVIC Ground Leases(50%)(34)	Fixed	5.39%	3,991	336	3/1/2006	3,567	1/1/2006
PVOP II(50%)(35)	Fixed	5.85%	1,583	138	6/26/2009	1,235	Any Time
Scottsdale Fashion Square-Series I(50%)(36)	Fixed	5.39%	84,024	6,142	8/1/2007	78,000	6/2/2007
Scottsdale Fashion Square-Series II(50%)(37)	Fixed	5.39%	37,346	3,156	8/1/2007	33,253	6/2/2007
Shops at Gainey Village(50%)(38)	Floating	3.44%	11,342	528	4/26/2004	11,342	Any Time
Superstition Springs(33.33%)(39)	Floating	2.28%	16,401	902	11/1/2004	15,879	Any Time
Superstition Springs(33.33%)(39)	Fixed	5.39%	4,908	270	11/1/2006	4,752	8/1/2006
Village Center (50%)(40)	Fixed	5.39%	3,971	372	4/1/2006	3,391	1/1/2006
Village Crossroads(50%)(41)	Fixed	4.81%	2,559	222	9/1/2005	2,269	6/3/2005
Village Fair North(50%)(42)	Fixed	5.89%	6,193	492	7/15/2008	5,355	4/16/2008

Subtotal—2002 Joint Venture Acquisition Centers			$371,377

Grand Total—Joint Venture Centers			$1,084,318

Grand Total—All Centers			$2,827,426

Less Unamortized Debt Premiums			35,847

Mortgage debt excluding unamortized premiums			$2,791,579

20     Macerich 2002 Financial Statements

Notes:

(1)
The annual debt service payment represents the payment of principal and interest. In addition, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property's gross receipts (as defined in the loan agreement) exceeds a base amount specified therein. Contingent interest expense recognized by the Company was $882,311, $583,751 and $416,814 for the years ended December 31, 2002, 2001 and 2000, respectively.

(2)
This note was issued at a discount. The discount is being amortized over the life of the loan using the effective interest method. At December 31, 2002 and 2001, the unamortized discount was $264,433 and $297,481, respectively.

(3)
This loan is cross-collateralized by Green Tree Mall, Crossroads Mall-Oklahoma and the Centre at Salisbury.

(4)
This loan was issued on July 10, 2001 for $89.0 million, and may be increased up to $96.0 million subject to certain conditions.

(5)
Concurrent with the acquisition of the mall, the Company placed a $108.0 million loan bearing interest at LIBOR plus 1.15% and maturing July 1, 2004 with three consecutive one year options. $92.0 million of the loan is at LIBOR plus 0.7% and $16.0 million is at LIBOR plus 3.75%. This variable rate debt is covered by an interest rate cap agreement over two years which effectively prevents the LIBOR interest rate from exceeding 7.10%. At December 31, 2002, the total weighted average interest rate was 2.58%.

(6)
At December 31, 2002, the unamortized premium was $1.4 million.

(7)
At December 31, 2002, the unamortized premium was $0.9 million.

(8)
This represents a construction loan which shall not exceed $51.0 million bearing an interest rate at LIBOR plus 2%. At December 31, 2002, the weighted average interest rate was 3.4%.

(9)
At December 31, 2002, the unamortized premium was $3.2 million.

(10)
At December 31, 2002, the unamortized premium was $1.9 million.

(11)
At December 31, 2002, the unamortized premium was $1.6 million.

(12)
This represents a construction loan which shall not exceed $46.3 million bearing interest at LIBOR plus 2.25%. At December 31, 2002, the total interest rate was 3.5%.

(13)
At December 31, 2002, the unamortized premium was $0.6 million.

(14)
At December 31, 2002, the unamortized premium was $0.3 million.

(15)
At December 31, 2002, the unamortized premium was $0.2 million.

Macerich 2002 Financial Statements    21

(16)
At December 31, 2002, the unamortized premium was $0.3 million.

(17)
Reflects the Company's pro rata share of debt.

(18)
This loan was interest only until December 31, 2001. Effective January 1, 2002, monthly principal and interest of $450,150 are payable through maturity. The debt is cross-collateralized by Kitsap Mall and Kitsap Place.

(19)
In connection with the acquisition of this property, the joint venture assumed $127.0 million of collateralized fixed rate notes (the "Notes"). The Notes bear interest at an average fixed rate of 7.20% and mature in August 2005. The Notes require the joint venture to deposit all cash flow from the property operations with a trustee to meet its obligations under the Notes. Cash in excess of the required amount, as defined, is released. Included in cash and cash equivalents is $750,000 of restricted cash deposited with the trustee at December 31, 2002 and December 31, 2001.

(20)
On July 28, 2000, the joint venture placed a $16.1 million floating rate note on the property bearing interest at LIBOR plus 2.25% and maturing July 2003. At December 31, 2002 and 2001, the total interest rate was 3.75% and 4.38%, respectively.

(21)
In connection with the acquisition of these Centers, the joint venture assumed $485.0 million of mortgage notes payable which are collateralized by the properties. At acquisition, the $300.0 million fixed rate portion of this debt reflected a fair value of $322.7 million, which included an unamortized premium of $22.7 million. This premium is being amortized as interest expense over the life of the loan using the effective interest method. At December 31, 2002 and 2001, the unamortized balance of the debt premium was $10.7 million and $13.5 million, respectively. This debt is due in May 2006 and requires monthly payments of $1.9 million. $184.5 million of this debt is due in May 2003 and requires monthly interest payments at a variable weighted average rate (based on LIBOR) of 1.92% and 2.39% at December 31, 2002 and 2001, respectively. This variable rate debt is covered by interest rate cap agreements, which effectively prevents the interest rate from exceeding 11.53%. Management of this joint venture expects to be successful in refinancing the $184.5 million of debt which is due in May 2003.

On April 12, 2000, the joint venture issued $138.5 million of additional mortgage notes, which are collateralized by the properties and are due in May 2006. $57.1 million of this debt requires fixed monthly interest payments of $387,000 at a weighted average rate of 8.13% while the floating rate notes of $81.4 million require monthly interest payments at a variable weighted average rate (based on LIBOR) of 1.79% and 2.27% at December 31, 2002 and 2001, respectively. This variable rate debt is covered by an interest rate cap agreement which effectively prevents the interest rate from exceeding 11.83%.

(22)
At December 31, 2002, the unamortized premium was $35,000.

(23)
At December 31, 2002, the unamortized premium was $1.0 million.

(24)
This represents a construction loan which shall not exceed $13.3 million bearing interest at LIBOR plus 2.25%. At December 31, 2002, the weighted average interest rate was 3.57%.

(25)
At December 31, 2002, the unamortized premium was $1.9 million.

(26)
This represents a construction loan which shall not exceed $35.0 million bearing interest at LIBOR plus 1.60%. At December 31, 2002, the total interest rate was 3.04%.

(27)
This represents a construction loan which shall not exceed $17.0 million bearing interest at LIBOR plus 2.0%. At December 31, 2002, the total interest rate was 3.55%.

(28)
This note originally matured on October 1, 2002. The Company has extended this note to January 1, 2005 at a fixed interest rate of 5.42%.

(29)
This note was assumed at acquisition. The loan consists of 14 tranches, with a range of maturities from 36 months (with two 18-month extension options) to 60 months. The variable rate debt ranges from LIBOR plus 60 basis points to LIBOR plus 250 basis points, and fixed rate debt ranges from 5.01% to 6.18%. An interest rate swap was entered into to convert $1.5 million of floating rate debt with a weighted average interest rate of 3.97% to a fixed rate of 5.39%. The interest rate swap has been designated as a hedge in accordance with SFAS 133. Additionally, interest rate caps were entered into on a portion of the debt and reverse interest rate caps were simultaneously sold to offset the effect of the interest rate cap agreements. These interest rate caps do not qualify for hedge accounting in accordance with SFAS 133.

(30)
The property has a permanent interest only loan bearing interest at LIBOR plus 0.92%. At December 31, 2002, the total interest rate was 2.30%. This variable rate debt is covered by an interest rate cap agreement which effectively prevents the interest rate from exceeding 8%.

(31)
This loan is interest only bearing interest at LIBOR plus 3.30%. At December 31, 2002, the total interest rate was 4.68%. This variable rate debt is covered by an interest rate cap agreement which effectively prevents the interest rate from exceeding 8%. The loan is collateralized by the Company's interest in the FlatIron Crossing shopping center.

22     Macerich 2002 Financial Statements

(32)
At December 31, 2002, the unamortized premium was $0.5 million.

(33)
At December 31, 2002, the unamortized premium was $0.3 million.

(34)
At December 31, 2002, the unamortized premium was $0.2 million.

(35)
At December 31, 2002, the unamortized premium was $0.1 million.

(36)
At December 31, 2002, the unamortized premium was $6.0 million.

(37)
At December 31, 2002, the unamortized premium was $4.1 million.

(38)
This represents a construction loan which shall not exceed $23.3 million bearing interest at LIBOR plus 2.0%. At December 31, 2002, the total interest rate was 3.44%.

(39)
This note was assumed at acquisition. The loan consists of 14 tranches, with a range of maturities from 36 months (with two 18-month extension options) to 60 months. The variable rate debt ranges from LIBOR plus 60 basis points to LIBOR plus 250 basis points, and fixed rate debt ranges from 5.01% to 6.18%. An interest rate swap was entered into to convert $11.4 million of floating rate debt with a weighted average interest rate of 3.97% to a fixed rate of 5.39%. The interest rate swap has been designated as a hedge in accordance with SFAS 133. Additionally, interest rate caps were entered into on a portion of the debt and reverse interest rate caps were simultaneously sold to offset the effect of the interest rate cap agreements. These interest rate caps do not qualify for hedge accounting in accordance with SFAS 133.

(40)
At December 31, 2002, the unamortized premium was $0.2 million.

(41)
At December 31, 2002, the unamortized premium was $0.2 million.

(42)
At December 31, 2002, the unamortized premium was $0.3 million.

The Company had a credit facility of $200.0 million with a maturity of July 26, 2002 with a right to extend the facility for one year subject to certain conditions. The interest rate on such credit facility fluctuated between 1.35% and 1.80% over LIBOR, depending on leverage levels. As of December 31, 2001, $159.0 million of borrowings were outstanding under this line of credit at an interest rate of 3.65%. On July 26, 2002, the Company replaced the $200.0 million credit facility with a new $425.0 million revolving line of credit. This increased revolving line of credit has a three-year term plus a one-year extension. The interest rate fluctuates from LIBOR plus 1.75% to LIBOR plus 3.00% depending on the Company's overall leverage level. As of December 31, 2002, $344.0 million of borrowings were outstanding under this credit facility at an average interest rate of 4.72%. The Company, through its acquisition of Westcor, has an interest rate swap with a $50.0 million notional amount. The swap matures December 1, 2003, and was designated as a cash flow hedge. This swap will serve to reduce exposure to interest rate risk effectively converting the LIBOR rate on $50.0 million of the Company's variable interest rate borrowings to a fixed rate of 3.215%. The swap is reported at fair value, with changes in fair value recorded as a component of other comprehensive income. Net receipts or payments under the agreement will be recorded as an adjustment to interest expense.

Concurrent with the acquisition of Westcor, the Company placed a $380.0 million Interim Credit Facility with a term of six months, plus two six-month extension options bearing interest at an average rate of LIBOR plus 3.25% and a $250.0 million Term Loan with a maturity of three years with two one-year extension options and with an interest rate ranging from LIBOR plus 2.75% to LIBOR plus 3.00% depending on the Company's overall leverage level. On November 27, 2002, the entire Interim Credit Facility was paid off from the proceeds of the November 2002 equity offering

Macerich 2002 Financial Statements    23

(see "Recent Developments"). At December 31, 2002, $204.8 million of the Term Loan was outstanding at an interest rate of 4.78%.

Additionally, as of December 31, 2002, the Company has obtained $7.2 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

During 1997, the Company issued and sold $161.4 million of convertible subordinated debentures (the "Debentures"). The Debentures, which were sold at par, bore interest at 7.25% annually (payable semi-annually) and were convertible into common stock at any time, on or after 60 days, from the date of issue at a conversion price of $31.125 per share. In November and December 2000, the Company purchased and retired $10.6 million of the Debentures. The Company recorded a gain on early extinguishment of debt of $1.0 million related to the transaction. In December 2001, the Company purchased and retired an additional $25.7 million of the Debentures. The Debentures matured on December 15, 2002 and were callable by the Company after June 15, 2002 at par plus accrued interest. On December 13, 2002, the Debentures were repaid in full using the Company's revolving credit facility.

Item 3.    Legal Proceedings.

The Company, the Operating Partnership, the Macerich Management Companies, the Westcor Management Companies and their respective affiliates are not currently involved in any material litigation nor, to the Company's knowledge, is any material litigation currently threatened against such entities or the Centers, other than routine litigation arising in the ordinary course of business, most of which is expected to be covered by liability insurance. For information about certain environmental matters, see "Business—Environmental Matters."

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

24     Macerich 2002 Financial Statements

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

The common stock of the Company is listed and traded on the New York Stock Exchange ("NYSE") under the symbol "MAC". The common stock began trading on March 10, 1994 at a price of $19 per share. In 2002, the Company's shares traded at a high of $31.48 and a low of $25.25.

As of February 28, 2003, there were approximately 619 stockholders of record. The following table shows high and low closing prices per share of common stock during each quarter in 2001 and 2002 and dividends/distributions per share of common stock declared and paid by quarter:

	Market Quotation Per Share
			Dividends/ Distributions Declared and Paid
Quarters Ended	High	Low

March 31, 2001	$21.95	$18.75	$0.53
June 30, 2001	24.80	21.31	0.53
September 30, 2001	25.20	21.50	0.53
December 31, 2001	26.60	21.85	0.55
March 31, 2002	$30.15	$26.30	$0.55
June 30, 2002	31.48	28.10	0.55
September 30, 2002	31.04	26.65	0.55
December 31, 2002	31.17	27.53	0.57

The Company has issued 3,627,131 shares of its Series A cumulative convertible redeemable preferred stock ("Series A Preferred Stock"), and 5,487,471 shares of its Series B cumulative convertible redeemable preferred stock ("Series B Preferred Stock"). There is no established public trading market for either the Series A Preferred Stock or the Series B Preferred Stock. The Series A Preferred Stock and Series B Preferred Stock were issued on February 25, 1998 and June 16, 1998, respectively. Preferred stock dividends are accrued quarterly and paid in arrears. The Series A Preferred Stock and Series B Preferred Stock can be converted on a one for one basis into common stock and will pay a quarterly dividend equal to the greater of $0.46 per share, or the dividend then payable on a share of common stock. No dividends will be declared or paid on any class of common or other junior stock to the extent that dividends on Series A Preferred Stock and Series B Preferred Stock have not been declared and/or paid. The following table shows the dividends per share of preferred stock declared and paid for each quarter in 2001 and 2002:

	Series A Preferred Stock Dividends		Series B Preferred Stock Dividends
Quarters Ended	Declared	Paid	Declared	Paid

March 31, 2001	$0.53	$0.53	$0.53	$0.53
June 30, 2001	$0.53	$0.53	$0.53	$0.53
September 30, 2001	$0.55	$0.53	$0.55	$0.53
December 31, 2001	$0.55	$0.55	$0.55	$0.55

Quarters Ended

March 31, 2002	$0.55	$0.55	$0.55	$0.55
June 30, 2002	$0.55	$0.55	$0.55	$0.55
September 30, 2002	$0.57	$0.55	$0.57	$0.55
December 31, 2002	$0.57	$0.57	$0.57	$0.57

Macerich 2002 Financial Statements    25

Item 6. Selected Financial Data.

The following sets forth selected financial data for the Company on a historical basis. The following data should be read in conjunction with the financial statements (and the notes thereto) of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations" each included elsewhere in this Form 10-K.

The Selected Financial Data is presented on a consolidated basis. The limited partnership interests in the Operating Partnership (not owned by the REIT) are reflected as minority interest. Centers and entities in which the Company does not have a controlling ownership interest (Panorama Mall, North Valley Plaza, Broadway Plaza, Manhattan Village, MerchantWired, LLC, Pacific Premier Retail Trust, SDG Macerich Properties, L.P., West Acres Shopping Center and certain Centers and entities in the Westcor portfolio) are referred to as the "Joint Venture Centers." Effective March 29, 2001, Macerich Property Management Company merged with and into Macerich Property Management Company, LLC ("MPMC, LLC"). MPMC, LLC is a single-member Delaware limited liability company and is 100% owned by the Operating Partnership. The ownership structure of Macerich Management Company has remained unchanged. The Joint Venture Centers and the Macerich Management Companies (exclusive of MPMC, LLC) are reflected in the selected financial data under the equity method of accounting. Accordingly, the net income from the Joint Venture Centers and the Macerich Management Companies that is allocable to the Company is included in the statement of operations as "Equity in income (loss) of unconsolidated joint ventures and management companies." Effective March 29, 2001, the Company consolidated the accounts for MPMC, LLC.

26     Macerich 2002 Financial Statements

(All amounts in thousands, except share and per share amounts)
	The Company
	2002	2001	2000	1999	1998

OPERATING DATA:
Revenues:
Minimum rents(1)	$234,202	$199,865	$193,073	$202,932	$178,086
Percentage rents	11,193	12,355	12,539	15,063	12,826
Tenant recoveries	121,488	108,735	103,598	98,583	86,284
Other	12,041	11,510	8,157	8,641	4,552

Total revenues	378,924	332,465	317,367	325,219	281,748
Shopping center and operating expenses(2)	129,440	110,255	101,064	99,753	89,466
REIT general and administrative expenses	8,270	6,780	5,509	5,488	4,373
Depreciation and amortization	78,722	65,602	61,297	61,038	52,803
Interest expense	122,934	109,646	108,447	113,348	91,433

Income from continuing operations before minority interest, unconsolidated entities, gain (loss) on sale or write-down of assets, extraordinary item and cumulative effect of change in accounting principle	39,558	40,182	41,050	45,592	43,673
Minority interest(3)	(20,189)	(19,001)	(12,168)	(38,335)	(12,902)
Equity in income of unconsolidated joint ventures and management companies	43,049	32,930	30,322	25,945	14,480
Gain (loss) on sale or write down of assets	(3,820)	24,491	(2,773)	95,981	9
Extraordinary loss on early extinguishment of debt	(3,605)	(2,034)	(304)	(1,478)	(2,435)
Cumulative effect of change in accounting principle(4)	—	—	(963)	—	—
Discontinued operations:(5)
Gain on sale of asset	26,073	—	—	—	—
Income from discontinued operations	316	1,155	1,765	1,306	1,250

Net income	81,382	77,723	56,929	129,011	44,075
Less preferred dividends	20,417	19,688	18,958	18,138	11,547

Net income available to common stockholders	$60,965	$58,035	$37,971	$110,873	$32,528

Earnings per share—basic:(6)
Income from continuing operations before extraordinary item and cumulative effect of change in accounting principle	$1.17	$1.73	$1.10	$3.28	$1.11
Extraordinary item	(0.07)	(0.04)	(0.01)	(0.04)	(0.08)
Cumulative effect of change in accounting principle	—	—	(0.02)	—	—
Discontinued operations	0.53	0.03	0.04	0.02	0.03

Net income per share—basic	$1.63	$1.72	$1.11	$3.26	$1.06

Earnings per share—diluted:(6)(8)(9)
Income from continuing operations before extraordinary item and cumulative effect of change in accounting principle	$1.16	$1.73	$1.10	$2.99	$1.08
Extraordinary item	(0.07)	(0.04)	(0.01)	(0.02)	(0.05)
Cumulative effect of change in accounting principle	—	—	(0.02)	—	—
Discontinued operations	0.53	0.03	0.04	0.02	0.03

Net income per share—diluted	$1.62	$1.72	$1.11	$2.99	$1.06

OTHER DATA:
Funds from operations ("FFO")—diluted(7)	$207,077	$175,068	$167,244	$164,302	$120,518
Cash flows provided by (used in):
Operating activities	$206,225	$140,506	$121,220	$139,576	$85,176
Investing activities	($918,258)	($57,319)	$2,083	($243,228)	($761,147)
Financing activities	$739,122	($92,990)	($127,485)	$118,964	$675,960
Number of centers at year end	79	50	51	52	47
Weighted average number of shares outstanding—FFO basic(8)	49,611	44,963	45,050	46,130	43,016
Weighted average number of shares outstanding—FFO diluted(7)(8)(9)	63,015	58,902	59,319	60,893	49,686
Cash distribution declared per common share	$2.22	$2.14	$2.06	$1.965	$1.865

Macerich 2002 Financial Statements    27

(All amounts in thousands)
	The Company December 31,
	2002	2001	2000	1999	1998

BALANCE SHEET DATA
Investment in real estate (before accumulated depreciation)	$3,251,674	$2,227,833	$2,228,468	$2,174,535	$2,213,125
Total assets	$3,662,080	$2,294,502	$2,337,242	$2,404,293	$2,322,056
Total mortgage, notes and debentures payable	$2,291,908	$1,523,660	$1,550,935	$1,561,127	$1,507,118
Minority interest(3)	$221,497	$113,986	$120,500	$129,295	$132,177
Series A and Series B Preferred Stock	$247,336	$247,336	$247,336	$247,336	$247,336
Common stockholders' equity	$797,798	$348,954	$362,272	$401,254	$363,424
(1)
On July 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires that the purchase method of accounting be used for all business combinations for which the date of acquisition is after June 30, 2001. SFAS 141 also establishes specific criteria for the recognition of intangible assets such as acquired in-place leases. The Company has determined that the impact of SFAS 141 on acquisitions that occurred during the year ended December 31, 2002 was to recognize an additional $1.9 million of revenue, including $0.8 million from the joint ventures at pro rata and $0.2 million of depreciation expense, including $0.1 million from the joint ventures at pro rata.

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

(3)
"Minority Interest" reflects the ownership interest in the Operating Partnership or other unconsolidated entities not owned by the REIT.

(4)
In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which became effective for periods beginning after December 15, 1999. This bulletin modified the timing of revenue recognition for percentage rent received from tenants. This change will defer recognition of a significant amount of percentage rent for the first three calendar quarters into the fourth quarter. The Company applied this change in accounting principle as of January 1, 2000. The cumulative effect of this change in accounting principle at the adoption date of January 1, 2000, including the pro rata share of joint ventures of $0.8 million, was approximately $1.8 million. If the Company had recorded percentage rent using the methodology prescribed in SAB 101, the Company's net income available to common stockholders would have been reduced by $1.3 million or $0.02 per diluted share and $1.1 million or $0.025 per diluted share for the years ended December 31, 1999 and 1998, respectively.

(5)
In October 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company adopted SFAS 144 on January 1, 2002. The Company sold Boulder Plaza on March 19, 2002 and in accordance with SFAS 144 the results of Boulder Plaza for the periods from January 1, 2002 to March 19, 2002 and for the years ended December 31, 2001, 2000, 1999 and 1998 have been reclassified into "discontinued operations". Total revenues associated with Boulder Plaza was approximately $0.5 million for the period January 1, 2002 to March 19, 2002 and $2.1 million, $2.7 million, $2.2 million and $2.1 million for the years ended December 31, 2001, 2000, 1999 and 1998, respectively.

(6)
Earnings per share is based on Statement of Financial Accounting Standards No. 128 ("SFAS No. 128") for all years presented.

(7)
Funds from Operations ("FFO") represents net income (loss) (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring, sales or write-down of assets and cumulative effect of change in accounting principle, plus depreciation and amortization (excluding depreciation on personal property and amortization of loan and financial instrument costs), and after adjustments for unconsolidated entities. Adjustments for unconsolidated entities are calculated on the same basis. In calculating its FFO, the Company also excluded $1.9 million, including the pro rata share of joint ventures of $0.8 million, of minimum rent recognized in 2002 pursuant to SFAS No. 141. FFO does not represent cash flow from operations as defined by GAAP and is not necessarily indicative of cash available to fund all cash flow needs. FFO, as presented, may not be comparable to similarly titled measures reported by other real estate investment trusts. For the reconciliation of FFO to net income see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations."

The computation of FFO—diluted and weighted average number of shares outstanding-diluted includes the effect of outstanding common stock options and restricted stock using the treasury method. The convertible debentures were dilutive for the twelve month periods ending December 31, 2002, 2001, 2000 and 1999 and were included in the FFO calculation. The convertible debentures were anti-dilutive for the year ended December 31, 1998 amd were not included in the FFO calculation. On February 25, 1998, the Company sold $100 million of its Series A Preferred Stock. On June 16, 1998, the Company sold $150 million of its Series B Preferred Stock. The preferred stock can be converted on a one-for-one basis for common stock. The preferred stock was dilutive to FFO in 2002, 2001, 2000, 1999 and 1998 and the preferred stock and the convertible debentures were dilutive to net income in 1999.

(8)
Assumes that all OP Units and Westcor partnership units are converted to common stock on a one-for-one basis.

(9)
Assumes issuance of common stock for in-the-money options and restricted stock calculated using the Treasury method in accordance with SFAS No. 128 for all years presented.

28     Macerich 2002 Financial Statements

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

General Background and Performance Measurement

The Company believes that an important measure of its operating performance is Funds from Operations ("FFO"). FFO is defined as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring, sales or write-down of assets and cumulative effect of change in accounting principle, plus depreciation and amortization (excluding depreciation on personal property and amortization of loan and financial instrument costs), and after adjustments for unconsolidated entities. Adjustments for unconsolidated entities are calculated on the same basis. In calculating its FFO, the Company excluded minimum rent recognized in 2002 pursuant to SFAS No. 141. FFO does not represent cash flow from operations as defined by GAAP and is not necessarily indicative of cash available to fund all cash flow needs. FFO, as presented, may not be comparable to similarly titled measures reported by other real estate investment trusts. For the reconciliation of FFO to net income, see "Funds from Operations."

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

The following discussion is based primarily on the consolidated financial statements of the Company for the years ended December 31, 2002, 2001 and 2000. The following discussion compares the activity for the year ended December 31, 2002 to results of operations for the year ended December 31, 2001. Also included is a comparison of the activities for the year ended December 31, 2001 to the results for the year ended December 31, 2000. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Forward-Looking Statements

This annual report on Form 10-K contains or incorporates statements that constitute forward-looking statements. Those statements appear in a number of places in this Form 10-K and include statements regarding, among other matters, the Company's growth, acquisition, redevelopment and development opportunities, the Company's acquisition and other strategies, regulatory matters pertaining to compliance with governmental regulations and other factors affecting the Company's financial condition or results of operations. Words such as "expects," "anticipates," "intends," "projects," "predicts," "plans," "believes," "seeks," "estimates," and "should" and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or industry to vary materially from the Company's future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include the matters described herein and the following factors among others: general industry, economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of current and prospective tenants, tenant bankruptcies, lease rates and terms, availability and cost of financing, interest rate fluctuations and operating expenses; adverse changes in the real estate markets including,

Macerich 2002 Financial Statements    29

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

Some of these estimates and assumptions include judgements on revenue recognition, estimates for common area maintenance and real estate tax accruals, provisions for uncollectable accounts, impairment of long-lived assets and estimates for environmental matters. The Company's significant accounting policies are described in more detail in Note 2 to the Consolidated Financial Statements. However, the following policies could be deemed to be critical within the SEC definition.

Revenue Recognition:

Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight lining of rent adjustment." Currently, 22% of the mall and freestanding leases contain provisions for CPI rent increases periodically throughout the term of the lease. The Company believes that using CPI increases, rather than fixed contractual rent increases, results in revenue recognition that more closely matches the cash revenue from each lease and will provide more consistent rent growth throughout the term of the leases. Percentage rents are recognized on an accrual basis in accordance with Staff Accounting Bulletin 101. Recoveries from tenants for real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred.

Property:

Costs related to the development, redevelopment, construction and improvement of properties are capitalized. Interest incurred or imputed on development, redevelopment and construction projects are capitalized until construction is substantially complete.

Maintenance and repairs expenses are charged to operations as incurred. Costs for major replacements and betterments, which includes HVAC equipment, roofs, parking lots, etc. are capitalized and depreciated over their estimated useful lives. Realized gains and losses are recognized upon disposal or retirement of the related assets and are reflected in earnings.

30     Macerich 2002 Financial Statements

Property is recorded at cost and is depreciated using a straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	5-40 years
Tenant improvements	initial term of related lease
Equipment and furnishings	5-7 years

The Company accounts for all acquisitions entered into subsequent to June 30, 2001 in accordance with SFAS 141. The Company will determine a fair value for assets and liabilities acquired, which generally consist of land, buildings, acquired in-place leases and debt. Acquired in-place leases are valued based on the present value of the difference between prevailing market rates and the in-place rates over the remaining lease term. The fair value of debt is determined based upon the present value of the difference between prevailing market rates for similar debt and the face value of the debt over the remaining term of the debt.

When the Company acquires real estate properties, the Company allocates the components of these acquisitions using relative fair values computed using its estimates and assumptions. These estimates and assumptions impact the amount of costs allocated between land and different categories of land improvements as well as the amount of costs assigned to individual properties in multiple property acquisitions. These allocations also impact depreciation expense and gains or losses recorded on future sales of properties.

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

Off-Balance Sheet Arrangements:

Debt guarantees:

The Company has an ownership interest in a number of joint ventures as detailed in Note 3 to the Company's Consolidated Financial Statements included herein. The Company accounts for those investments using the equity method of accounting and those investments are reflected on the Consolidated Balance Sheets of the Company as "Investments in Unconsolidated Joint Ventures and the Management Companies." A pro rata share of the mortgage debt on these properties is shown in Note 6 to the Company's Consolidated Financial Statements included herein. In addition, the

Macerich 2002 Financial Statements    31

following joint ventures also have debt that could become recourse debt to the Company or its subsidiaries, in excess of its pro rata share, should the partnership be unable to discharge the obligations of the related debt:

Asset/Property	Maximum amount of debt principal that could be recourse to the Company	Maturity Date

Boulevard Shops	$9,648	1/1/2004
Chandler Festival	16,101	4/27/2004
Chandler Gateway	14,752	9/20/2004
Shops at Gainey Village	22,684	4/26/2004

Total	$63,185

Additionally, as of December 31, 2002, the Company has obtained $7.2 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

32     Macerich 2002 Financial Statements

The following table reflects the Company's acquisitions in 2002. There were no acquisitions in 2001 or 2000.

Property/Entity	Date Acquired	Location

The Oaks	June 10, 2002	Thousand Oaks, California
Westcor Realty Limited Partnership	July 26, 2002	Nine regional and super-regional malls in Phoenix and Colorado and 18 urban villages or community centers. The aggregate gross leaseable area was approximately 14.1 million square feet. Additionally, the portfolio included two retail properties under development, as well as rights to over 1,000 acres of undeveloped land.

  The financial statements include the results of these above properties/entities for periods subsequent to their acquisition.

  On September 30, 2000, Manhattan Village, a 551,847 square foot, regional shopping center, which was owned 10% by the Operating Partnership, was sold. The joint venture sold the property for $89.0 million, including a note receivable from the buyer for $79.0 million at a fixed interest rate of 8.75% payable monthly, until its maturity date of September 30, 2001. On December 28, 2001, the note receivable was paid down by $5.0 million and the maturity date was extended to September 30, 2002 at a new fixed interest rate of 9.50%. On July 2, 2002, the note receivable of $74.0 million was paid off in full.

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

  On March 19, 2002, the Company sold Boulder Plaza, a 159,238 square foot community center in Boulder, Colorado for $24.7 million. The proceeds from the sale were used for general corporate purposes.

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

Macerich 2002 Financial Statements    33

  Additionally, $18.9 million of partnership units of Westcor Realty Limited Partnership were issued to limited partners of Westcor which, subject to certain conditions, can be converted on a one for one basis into operating partnership units of the Operating Partnership. The balance of the purchase price was paid in cash which was provided primarily from the $380.0 Interim Credit Facility with a term of six months plus two six-month extension options bearing interest at an average rate of LIBOR plus 3.25% and the $250.0 million Term Loan with a maturity of three years with two one-year extension options and with an interest rate ranging from LIBOR plus 2.75% to LIBOR plus 3.00% depending on the Company's overall leverage level.

  On November 8, 2002, the Company purchased its joint venture partner's interest in Panorama City Associates, which owns Panorama Mall in Panorama, California. The purchase price was approximately $23.7 million.

  On December 24, 2002, the former Montgomery Wards site at Pacific View Mall in Ventura, California was sold for approximately $15.4 million. The proceeds from the sale were used to repay a portion of the Term Loan.

A portion of the Westcor portfolio are joint ventures and the properties are reflected using the equity method of accounting. The results of these acquisitions are reflected in the consolidated results of operations of the Company in equity in income of unconsolidated joint ventures and the management companies.

Many of the variations in the results of operations, discussed below, occurred due to the acquisition of The Oaks and the Westcor portfolio during 2002. Many factors impact the Company's ability to acquire additional properties, including the availability and cost of capital, the Company's overall debt to market capitalization level, interest rates and the availability of potential acquisition targets that meet the Company's criteria. Crossroads Mall-Boulder, Parklane Mall and Queens Center are currently under redevelopment and are referred to herein as the "Redevelopment Centers." All other Centers, excluding the Redevelopment Centers and the two development properties, are referred to herein as the "Same Centers," unless the context otherwise requires.

Revenues include rents attributable to the accounting practice of straight-lining of rents which requires rent to be recognized each year in an amount equal to the average rent over the term of the lease, including fixed rent increases over that period. The amount of straight-lined rents, included in consolidated revenues, recognized in 2002 was $1.2 million compared to ($0.1) million in 2001 and $0.9 million in 2000. Additionally, the Company recognized through equity in income of unconsolidated joint ventures, $2.3 million as its pro rata share of straight-lined rents from joint ventures in 2002 compared to $1.4 million in 2001 and $2.2 million in 2000. These variances resulted from the Company structuring the majority of its new leases using annual Consumer Price Index ("CPI") increases, which generally do not require straight-lining treatment and are offset by increases of $2.8 million relating to the acquisitions of The Oaks and Westcor portfolio during 2002. Currently, 22% of the mall and freestanding leases contain provisions for CPI rent increases periodically throughout the term of the lease. The Company believes that using CPI increases, rather than fixed contractual rent increases, results in revenue recognition that more closely matches the cash revenue from each lease and will provide more consistent rent growth throughout the term of the leases.

The Company's historical growth in revenues, net income and Funds From Operations have been closely tied to the acquisition and redevelopment of shopping centers. Many factors, including the

34     Macerich 2002 Financial Statements

availability and cost of capital, the Company's total amount of debt outstanding, interest rates and the availability of attractive acquisition targets, among others, will affect the Company's ability to acquire and redevelop additional properties in the future. The Company may not be successful in pursuing acquisition opportunities and newly acquired properties may not perform as well as expected in terms of achieving the anticipated financial and operating results. Increased competition for acquisitions may impact adversely the Company's ability to acquire additional properties on favorable terms. Expenses arising from the Company's efforts to complete acquisitions, redevelop properties or increase its market penetration may have an adverse effect on its business, financial condition and results of operations. In addition, the following describes some of the other significant factors that may impact the Company's future results of operations.

General Factors Affecting the Centers; Competition:    Real property investments are subject to varying degrees of risk that may affect the ability of the Centers to generate sufficient revenues to meet operating and other expenses, including debt service, lease payments, capital expenditures and tenant improvements, and to make distributions to the Company and the Company's stockholders. Income from shopping center properties may be adversely affected by a number of factors, including: the national economic climate; the regional and local economy (which may be adversely impacted by plant closings, industry slowdowns, adverse weather conditions, natural disasters, terrorist activities, and other factors); local real estate conditions (such as an oversupply of, or a reduction in demand for, retail space or retail goods and the availability and creditworthiness of current and prospective tenants); perceptions by retailers or shoppers of the safety, convenience and attractiveness of the shopping center; and increased costs of maintenance, insurance and operations (including real estate taxes). A significant percentage of the Centers are located in California and the Westcor centers are concentrated in Arizona. To the extent that economic or other factors affect California or Arizona (or their respective regions generally) more severely than other areas of the country, the negative impact on the Company's economic performance could be significant. There are numerous shopping facilities that compete with the Centers in attracting tenants to lease space, and an increasing number of new retail formats and technologies other than retail shopping centers that compete with the Centers for retail sales (see "Business-Competition"). Increased competition could adversely affect the Company's revenues. Income from shopping center properties and shopping center values are also affected by such factors as applicable laws and regulations, including tax, environmental, safety and zoning laws (see "Business-Environmental Matters"), interest rate levels and the availability and cost of financing.

Dependence on Tenants:    The Company's revenues and funds available for distribution would be adversely affected if a significant number of the Company's lessees were unable (due to poor operating results, bankruptcy, terrorist activities or other reasons) to meet their obligations, if the Company were unable to lease a significant amount of space in the Centers on economically favorable terms, or if for any reason, the Company were unable to collect a significant amount of rental payments. A decision by a department store or another significant tenant to cease operations at a Center could also have an adverse effect on the Company. In addition, mergers, acquisitions, consolidations, dispositions or bankruptcies in the retail industry could result in the loss of tenants at one or more Centers. (See "Business-Bankruptcy and/or Closure of Retail Stores.") Furthermore, if the store sales of retailers operating in the Centers were to decline sufficiently, tenants might be unable to pay their minimum rents or expense recovery charges. In the event of a default by a lessee, the Center may also experience delays and costs in enforcing its rights as lessor.

Macerich 2002 Financial Statements    35

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

Assets and Liabilities

Total assets increased to $3.7 billion at December 31, 2002 compared to $2.3 billion at December 31, 2001 and $2.3 billion at December 31, 2000. During that same period, total liabilities were $1.6 billion in 2000 and $1.6 billion in 2001 and increased to $2.4 billion in 2002. These changes were primarily a result of the acquisitions of The Oaks and Westcor portfolio in 2002 and various debt and equity transactions.

Recent Developments

A. Acquisitions

On June 10, 2002, the Company acquired The Oaks, a 1.1 million square foot super-regional mall in Thousand Oaks, California. The total purchase price was $152.5 million and was funded with $108.0 million of debt, bearing interest at LIBOR plus 1.15%, placed concurrently with the acquisition. The balance of the purchase price was funded by cash and borrowings under the Company's line of credit.

On July 26, 2002, the Operating Partnership acquired Westcor Realty Limited Partnership and its affiliated companies ("Westcor"). Prior to this acquisition, Westcor was a privately-owned, fully integrated real estate operating company headquarters in Phoenix, Arizona. Westcor historically focused on the development, ownership and management of regional malls and the complementary community shopping center or "urban village" properties that surround regional malls. Substantially all of Westcor's portfolio had been developed from the ground up.

Westcor's portfolio included nine regional and super-regional malls, including the Scottsdale Fashion Square and Chandler Fashion Center in the Phoenix area and FlatIron Crossing in Colorado's Denver-Boulder area and 18 urban villages or community centers. The aggregate gross leaseable area in this portfolio was approximately 14.1 million square feet in Arizona and Colorado. In addition, the portfolio included two retail properties under development, as well as rights to over 1,000 acres of undeveloped land. A total of ten of these properties are wholly-owned and 19 are joint venture interests. The total purchase price was approximately $1.475 billion including the assumption of $733 million in existing debt and the issuance of approximately $72 million of convertible preferred operating partnership units at a price of $36.55 per unit. Additionally, $18.9 million of partnership units of Westcor Realty Limited Partnership were issued to limited partners of Westcor which, subject to certain conditions, can be converted on a one for one basis into operating partnership units of the Operating Partnership. The balance of the purchase price was paid in cash which was provided primarily from the $380.0 million Interim Credit Facility and the $250.0 million Term Loan.

36     Macerich 2002 Financial Statements

B. Equity Offerings

On February 28, 2002, the Company issued 1,968,957 common shares with total net proceeds of $52.3 million. The proceeds from the sale of the common shares were used principally to finance a portion of the Queens Center expansion and redevelopment project described below under "D. Redevelopment and Development Activity" and for general corporate purposes.

On November 27, 2002, the Company issued 15.2 million common shares with total net proceeds of $420.3 million. The proceeds of the offering were used to pay off the $380.0 million Interim Credit Facility and a portion of other acquisition related debt incurred under the Term Loan, and the Company's revolving credit facility.

C. Refinancings

In July 2002, to finance a portion of the Westcor acquisition, the Company entered into the $380 million Interim Credit Facility bearing interest at an average interest rate of LIBOR plus 3.25% with a term of six months plus two six-month extension options and a $250 million Term Loan with an interest rate ranging from LIBOR plus 2.75% to LIBOR plus 3%, depending on the Company's overall leverage level, with a maturity of three years with two one-year extension options. At the same time, the Company replaced the existing $200 million revolving credit facility with a new $425 million revolving credit facility. This increased revolving credit facility has a three-year term plus a one-year extension option. The interest rate fluctuates from LIBOR plus 1.75% to LIBOR plus 3.00% depending on the Company's overall leverage level. The Company used a portion of this new revolving credit facility to retire all of the outstanding 7.25% convertible subordinated debentures, which matured on December 15, 2002.

On October 21, 2002, the Company refinanced an existing loan at the recently-acquired Chandler Fashion Center, a super-regional mall in Chandler, Arizona with approximately 1.3 million square feet of gross leasable area. The new loan of $184 million has a fixed interest rate of 5.48% and matures in November 2012. The Company used a portion of the new loan proceeds to repay a $150 million floating rate construction loan that was scheduled to mature on December 28, 2002 and the balance to repay a portion of the Interim Credit Facility.

D. Redevelopment and Development Activity

Macy's opened a 102,000 square foot store at Capitola Mall in California on May 3, 2002.

At Queens Center, the redevelopment and expansion continued with the ground breaking in June 2002. The project will increase the size of the center from 623,278 square feet to approximately 1 million square feet. Completion is planned in phases starting in 2004 with stabilization expected in 2005.

At Lakewood Mall, Target commenced building a two-level Target store in the location formerly occupied by Montgomery Ward. Target's opening is scheduled for Fall 2003.

At Redmond Town Center, Bon Marche began construction of a new department store scheduled to open in Fall 2003.

At Southern Hills Mall, construction commenced for the addition of a new 60,000 square foot Scheel's sporting goods store and a Barnes and Noble store scheduled to open in 2003.

Macerich 2002 Financial Statements    37

In the third quarter of 2002, construction began at Scottsdale 101, a 629,000 square foot power center in north Phoenix and construction also commenced at La Encantada, a 253,972 square foot specialty center in Tucson, Arizona. Stabilization is projected to occur for both projects in 2004.

During October 2002, Macy's opened a 236,000 square foot store becoming the fifth department store at the dominant super regional mall, Scottsdale Fashion Square.

E. Other Events

On March 19, 2002, the Company sold Boulder Plaza, a 159,238 square foot community center in Boulder, Colorado for $24.7 million. The proceeds from the sale were used for general corporate purposes.

On November 8, 2002, the Company purchased its joint venture partner's interest in Panorama City Associates, which owns Panorama Mall in Panorama, California. The purchase price was approximately $23.7 million.

On December 24, 2002, the former Montgomery Ward site at Pacific View Mall in Ventura, California was sold for approximately $15.4 million. The proceeds from the sale were used to repay a portion of the Term Loan.

On January 2, 2003, the Company sold its 67% interest in Paradise Village Gateway, a 296,153 square foot Phoenix area urban village, for approximately $29.4 million. The proceeds from the sale were used to repay a portion of the Term Loan.

Comparison of Years Ended December 31, 2002 and 2001

Revenues

Minimum and percentage rents increased by 15.6% to $245.4 million in 2002 from $212.2 million in 2001. Approximately $7.5 million of the increase is attributed to the Same Centers primarily due to releasing space at higher rents, $7.1 million of the increase relates to the acquisition of The Oaks, $0.7 million relates to the Company acquiring 50% of its joint venture partner's interest in Panorama and $28.3 million relates to the Westcor portfolio. This is offset by a $9.9 million decrease relating to the sale of Villa Marina Marketplace in 2001 and a $1.8 million decrease relating to the Redevelopment Centers.

On July 1, 2001, the Company adopted SFAS No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires that the purchase method of accounting be used for all business combinations for which the date of acquisition is after June 30, 2001. SFAS 141 also establishes specific criteria for the recognition of intangible assets such as acquired in-place leases. The Company has determined that the impact of SFAS 141 on acquisitions that occurred during the year ended December 31, 2002 was to recognize an additional $1.1 million of consolidated revenue which is included in minimum rents.

Tenant recoveries increased to $121.5 million in 2002 from $108.7 million in 2001. Approximately $4.1 million of the increase is attributable to the acquisition of The Oaks, $10.3 million relates to the Westcor portfolio and $0.5 million relates to the Same Centers. This is partially offset by $2.8 million relating to decreases from the sale of Villa Marina Marketplace.

38     Macerich 2002 Financial Statements

Expenses

Shopping center and operating expenses increased to $129.4 million in 2002 compared to $110.3 million in 2001. The increase is a result of $5.0 million of increased property taxes, insurance and other recoverable and non-recoverable expenses at the Same Centers. Additionally, effective March 29, 2001, the Macerich Property Management Company merged with and into Macerich Property Management Company, LLC ("MPMC, LLC"). Expenses for MPMC, LLC for periods commencing March 29, 2001, are now consolidated and represent $1.2 million of the change. Prior to March 29, 2001, MPMC, LLC was an unconsolidated entity accounted for using the equity method of accounting. The Oaks accounted for $4.2 million of the increase in expenses, $10.9 million of the increase related to Westcor and $0.7 million relates to the Redevelopment Centers. These increases are offset by decreases of approximately $2.9 million related to the sale of Villa Marina Marketplace.

REIT general and administrative expenses increased to $8.3 million in 2002 from $6.8 million in 2001, primarily due to increases in professional services, travel expenses and stock-based compensation expense.

Interest Expense

Interest expense increased to $122.9 million in 2002 from $109.6 million in 2001.    Approximately $18.4 million of the increase is related to the debt from the Westcor transaction and $1.8 million from the acquisition of The Oaks. This increase is offset by decreases of approximately $4.0 million related to the sale of Villa Marina Marketplace and approximately $0.9 million related to the payoff of debt in 2001. In addition, the interest expense relating to the debentures paid off in December 2002 reduced interest expense by $2.3 million in 2002 compared to 2001. Capitalized interest was $7.8 million in 2002, up from $5.7 million in 2001.

Depreciation and Amortization

Depreciation and amortization increased to $78.7 million in 2002 from $65.6 million in 2001. Approximately $3.6 million relates to additional capital costs at the Same Centers, $2.3 million relates to the acquisition of The Oaks and $7.6 million relates to Westcor. This increase is offset by a decrease of $2.3 million from the sale of Villa Marina Marketplace.

Minority Interest

The minority interest represents the 24.7% weighted average interest of the Operating Partnership that was not owned by the Company during 2002. This compares to 24.8% not owned by the Company during 2001.

Income from Unconsolidated Joint Ventures and Macerich Management Companies

The income from unconsolidated joint ventures and the Macerich Management Companies was $43.0 million for 2002, compared to income of $32.9 million in 2001. Income from the Macerich Management Companies increased by $1.3 million primarily due to MPMC, LLC being consolidated effective March 29, 2001. SDG Macerich Properties, LP income increased by $3.1 million primarily due to lower interest expense on floating rate debt. Pacific Premier Retail Trust's income increased by $3.4 million primarily due to a $2.3 million gain on sale of a portion of land at Redmond Town Center in 2002 and approximately $1.1 million relating to increases in minimum and percentage rents. Additionally, $10.1 million was attributed to the acquisition of the Westcor portfolio which included $0.8 million of revenue relating to SFAS 141. These increases are

Macerich 2002 Financial Statements    39

offset by $10.2 million of loss from the write-down of the Company's investment in MerchantWired, LLC.

Discontinued Operations

The 2002 gain of $26.1 million was a result of the Company selling Boulder Plaza and recognizing a $13.9 million gain on March 19, 2002, and the Company recognizing a gain of $12.2 million as a result of the Company selling the former Montgomery Ward site at Pacific View Mall.

Gain (loss) on Sale or Write-Down of Assets

A loss of $3.8 million in 2002 compares to a gain of $24.5 million in 2001. Approximately $3.0 million of the loss in 2002 represents the write-down of assets from the Company's various technology investments compared to a gain on sale of assets of $24.5 million in 2001 as a result of the Company selling Villa Marina Marketplace on December 14, 2001.

Extraordinary Loss from Early Extinguishment of Debt

In 2002, the Company recorded a loss from early extinguishment of debt of $3.6 million compared to $2.0 million in 2001.

Net Income Available to Common Stockholders

Primarily as a result of the sales of Boulder Plaza and the former Montgomery Ward site at Pacific View Mall, the purchase of The Oaks, the Westcor transaction, the income from Unconsolidated Joint Ventures and the foregoing results, net income available to common stockholders increased to $61.0 million in 2002 from $58.0 million in 2001.

Operating Activities

Cash flow from operations was $206.2 million in 2002 compared to $140.5 million in 2001. The increase is primarily due to the Westcor transaction, acquisition of The Oaks, consolidating the results of MPMC, LLC effective March 29, 2001, and increased net operating income at the Centers as mentioned above.

Investing Activities

Cash used in investing activities was $918.3 million in 2002 compared to cash used in investing activities of $57.3 million in 2001. The change resulted primarily from the Westcor transaction, the acquisition of The Oaks and the write-down of assets of $10.2 million relating to MerchantWired, LLC, which is reflected in equity in income of unconsolidated joint ventures. These decreases are offset by the net cash proceeds received of $15.3 million in 2002 from the sales of Boulder Plaza and the former Montgomery Wards site at Pacific View Mall.

Financing Activities

Cash flow provided by financing activities was $739.1 million in 2002 compared to cash flow used in financing activities of $93.0 million in 2001. The change resulted primarily from the new debt from the Westcor transaction, the $471.9 million of net proceeds from the 2002 equity offerings, the financing of The Oaks in 2002 and the refinancing of Centers in 2001.

Funds From Operations

Primarily because of the factors mentioned above, Funds from Operations—Diluted increased 18.3% to $207.1 million in 2002 from $175.1 million in 2001.

40     Macerich 2002 Financial Statements

Comparison of Years Ended December 31, 2001 and 2000

Revenues

Minimum and percentage rents increased by 3.2% to $212.2 million in 2001 from $205.6 million in 2000. Approximately $4.4 million of the increase is attributed to the Same Centers primarily due to releasing space at higher rents and $1.9 million of the increase relates to the Redevelopment Centers primarily due to the recently completed redevelopment at Pacific View Mall. This is partially offset by $0.2 million relating to the sale of Villa Marina Marketplace.

Tenant recoveries increased to $108.7 million in 2001 from $103.6 million in 2000 due to increased recoverable shopping center and operating expenses. Approximately $5.0 million of the increase is attributable to the Same Centers and $0.4 million of the increase relates to the Redevelopment Centers. This is partially offset by $0.3 million relating to decreases from the sale of Villa Marina Marketplace.

Other income increased to $11.5 million in 2001 from $8.2 million in 2000. This increase related primarily from parking fees, investment income and new business initiatives such as advertising revenue and preferred vendor income.

Expenses

Shopping center and operating expenses increased to $110.3 million in 2001 compared to $101.1 million in 2000. The increase is a result of $3.2 million of increased property taxes, insurance and other recoverable expenses at the Centers and approximately $0.9 million relates to increases in bad debt expense and legal fees at the Centers. Additionally, effective March 29, 2001, the Macerich Property Management Company merged with and into Macerich Property Management Company, LLC ("MPMC, LLC"). Expenses for MPMC, LLC for periods commencing March 29, 2001, are now consolidated and represented $5.0 million of the change. Prior to March 29, 2001, MPMC, LLC was an unconsolidated entity accounted for using the equity method of accounting.

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

Depreciation and Amortization

Depreciation and amortization increased to $65.6 million in 2001 from $61.3 million in 2000. Approximately $1.4 million of the increase is due to greater depreciation at Pacific View, which recently completed an $89.0 million redevelopment and $3.0 million relates to additional capital costs at the Same Centers.

Minority Interest

The minority interest represents the 24.8% weighted average interest of the Operating Partnership that was not owned by the Company during 2001. This compares to 24.3% not owned by the Company during 2000.

Macerich 2002 Financial Statements    41

Income From Unconsolidated Joint Ventures and Management Companies

The income from unconsolidated joint ventures and the Management Companies was $32.9 million for 2001, compared to income of $30.3 million in 2000. A total of $0.6 million of the increase is attributable to the Pacific Premier Retail Trust portfolio and $2.6 million is attributable to the SDG Macerich Properties, L.P. portfolio. Additionally, income from the Management Companies increased by $3.0 million primarily due to MPMC, LLC being consolidated effective March 29, 2001. These increases are partially offset by $2.8 million of additional loss as a result of the Company's investment in MerchantWired, LLC compared to 2000.

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

Funds From Operations

Primarily because of the factors mentioned above, Funds from Operations—Diluted increased 4.7% to $175.1 million in 2001 from $167.2 million in 2000.

42     Macerich 2002 Financial Statements

Liquidity and Capital Resources

The Company intends to meet its short term liquidity requirements through cash generated from operations, working capital reserves, property secured borrowings and borrowing under the new revolving line of credit. The Company anticipates that revenues will continue to provide necessary funds for its operating expenses and debt service requirements, and to pay dividends to stockholders in accordance with REIT requirements. The Company anticipates that cash generated from operations, together with cash on hand, will be adequate to fund capital expenditures which will not be reimbursed by tenants, other than non-recurring capital expenditures. The following table summarizes capital expenditures incurred at the Centers, including the pro rata share of joint ventures, for the twelve months ending December 31,:

(Dollars in Millions)
	2002	2001	2000

Acquisitions of property and equipment	$1,661.2	$20.7	$6.7
Development, redevelopment and expansion of Centers	65.2	43.1	48.8
Renovations of Centers	6.9	14.6	15.8
Tenant allowances	16.0	16.4	8.3
Deferred leasing charges	16.5	13.9	12.8

Total	$1,765.8	$108.7	$92.4

Management expects similar levels to be incurred in future years for tenant allowances and deferred leasing charges and to incur between $200 million to $300 million in 2003 for development, redevelopment, expansion and renovations, excluding the Queens Center expansion and the developments of La Encantada and Scottsdale 101 which will be separately financed as described below. Capital for major expenditures or major developments and redevelopments has been, and is expected to continue to be, obtained from equity or debt financings which include borrowings under the Company's line of credit and construction loans. However, many factors impact the Company's ability to access capital, such as its overall debt level, interest rates, interest coverage ratios and prevailing market conditions.

On February 28, 2002, the Company issued 1,968,957 common shares with total net proceeds of $52.3 million. The proceeds from the sale of the common shares were used principally to finance a portion of the Queens Center expansion and redevelopment project and for general corporate purposes. The Queens Center expansion and redevelopment is anticipated to cost between $250 million and $275 million. The Company has a $225 million construction loan which converts to a permanent loan at completion and stabilization, which is collateralized by the Queens Center property, to finance the remaining project costs. Construction began in the second quarter of 2002 with completion estimated to be, in phases, through late 2004 and stabilization expected in 2005.

The Company has obtained a construction loan for $51.0 million for the development of La Encantada and the Company has negotiated a $54.0 million construction loan for the Scottsdale 101 development which is expected to close in the second quarter of 2003.

The Company believes that it will have access to the capital necessary to expand its business in accordance with its strategies for growth and maximizing Funds from Operations. The Company presently intends to obtain additional capital necessary for these purposes through a combination of debt or equity financings, joint ventures and the sale of non-core assets. The Company believes joint

Macerich 2002 Financial Statements    43

venture arrangements have in the past and may in the future provide an attractive alternative to other forms of financing, whether for acquisitions or other business opportunities.

The Company's total outstanding loan indebtedness at December 31, 2002 was $3.4 billion (including its pro rata share of joint venture debt). This equated to a debt to Total Market Capitalization (defined as total debt of the Company, including its pro rata share of joint venture debt, plus aggregate market value of outstanding shares of common stock, assuming full conversion of OP Units and preferred stock into common stock) ratio of approximately 59.6% at December 31, 2002. The majority of the Company's debt consists of fixed-rate conventional mortgages payable collateralized by individual properties.

The Company has filed a shelf registration statement, effective June 6, 2002, to sell securities. The shelf registration is for a total of $1.0 billion of common stock, common stock warrant or common stock rights. The Company sold a total of 15.2 million shares of common stock under this shelf registration on November 27, 2002. The aggregate offering price of this transaction was approximately $440.2 million, leaving approximately $559.8 million available under the shelf registration statement.

The Company had a credit facility of $200.0 million with a maturity of July 26, 2002 with a right to extend the facility for one year subject to certain conditions. On July 26, 2002, concurrent with the closing of Westcor, the Company replaced this $200.0 million credit facility with a new $425.0 million revolving line of credit. This increased revolving line of credit has a three-year term plus a one-year extension. The interest rate fluctuates from LIBOR plus 1.75% to LIBOR plus 3.00% depending on the Company's overall leverage level. As of December 31, 2002, $344.0 million was outstanding at an average interest rate of 4.72%.

The Company had $125.1 million of convertible subordinated debentures (the "Debentures") which matured December 15, 2002. On December 13, 2002, the Debentures were repaid in full, using the Company's revolving credit facility.

At December 31, 2002, the Company had cash and cash equivalents available of $53.6 million.

Funds From Operations

The Company believes that an important measure of its performance is Funds From Operations ("FFO"). FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") to be: Net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring, sales or write-down of assets and cumulative effect of change in accounting principle, plus depreciation and amortization (excluding depreciation on personal property and amortization of loan and financial instrument costs) and after adjustments for unconsolidated entities. Adjustments for unconsolidated entities are calculated on the same basis. In calculating its FFO, the Company also excluded $1.9 million, including the pro rata share of joint ventures of $0.8 million, of minimum rent recognized in 2002 pursuant to SFAS No. 141. FFO does not represent cash flow from operations, as defined by GAAP, and is not necessarily indicative of cash available to fund all cash flow needs. FFO, as presented, may not be comparable to similarly titled measures reported by other real estate investment trusts. The following reconciles net income available to common stockholders to FFO:

44     Macerich 2002 Financial Statements

(amounts in thousands)
	2002		2001		2000		1999		1998
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Net income-available to common stockholders		$60,965		$58,035		$37,971		$110,873		$32,528
Adjustments to reconcile net income to FFO-basic:
Minority interest		20,189		19,001		12,168		38,335		12,902
Loss on early extinguishment of debt		3,605		2,034		304		1,478		2,435
(Gain) loss on sale or write-down of wholly-owned assets		(22,253)		(24,491)		2,773		(95,981)		(9)
(Gain) loss on sale or write-down of assets from unconsolidated entities (pro rata)		8,021		(191)		(235)		193		143
Depreciation and amortization on wholly-owned centers		78,837		65,983		61,647		61,383		53,141
Depreciation and amortization on joint ventures and from the management companies (pro rata)		37,355		28,077		24,472		19,715		10,879
Impact of SFAS 141, wholly-owned centers		(1,139)		—		—		—		—
Impact of SFAS 141, unconsolidated entities		(767)		—		—		—		—
Cumulative effect of change in accounting principle—wholly-owned centers		—		—		963		—		—
Cumulative effect of change in accounting principle—pro rata unconsolidated entities		—		128		787		—		—
Less: depreciation on personal property and amortization of loan costs and interest rate caps		(7,463)		(4,969)		(5,106)		(4,271)		(3,716)

FFO—basic (1)	49,611	$177,350	44,963	$143,607	45,050	$135,744	46,130	$131,725	43,016	108,303
Additional adjustments to arrive at FFO—diluted:
Impact of convertible preferred stock	9,115	20,417	9,115	19,688	9,115	18,958	9,115	18,138	6,058	11,547
Impact of stock options using the treasury method	456	—	(n/a antidilutive)		(n/a antidilutive)		462	—	612	—
Impact of restricted stock using the treasury method	(n/a antidilutive)		(n/a antidilutive)		(n/a antidilutive)		—	1,823	—	668
Impact of convertible debentures	3,833	9,310	4,824	11,773	5,154	12,542	5,186	12,616	(n/a antidilutive)

FFO—diluted(2)	63,015	$207,077	58,902	$175,068	59,319	$167,244	60,893	$164,302	49,686	$120,518

(1)
Calculated based upon basic net income as adjusted to reach basic FFO. Weighted average number of shares includes the weighted average shares of common stock outstanding for 2002, 2001, 2000, 1999 and 1998 assuming the conversion of all outstanding OP Units and Westcor partnership units. As of December 31, 2002, 2001, 2000, 1999 and 1998, 13.7 million, 11.2 million, 11.2 million, 11.0 million and 12.3 million of OP Units and Westcor partnership units were outstanding, respectively.

(2)
The computation of FFO—diluted and diluted average number of shares outstanding includes the effect of outstanding common stock options and restricted stock using the treasury method. The convertible debentures were dilutive for the years ended December 31, 2002, 2001, 2000 and 1999 and were included in the FFO calculation. The convertible debentures were anti-dilutive for the year ended December 31, 1998 and were not included in the FFO calculation. On February 25, 1998, the Company sold $100 million of its Series A Preferred Stock. On June 16, 1998, the Company sold $150 million of its Series B Preferred Stock. The preferred stock can be converted on a one-for-one basis for common stock. The preferred shares are assumed converted for purposes of 2002, 2001, 2000, 1999 and 1998 FFO-diluted as they are dilutive to that calculation.

Included in minimum rents were rents attributable to the accounting practice of straight-lining of rents. The amount of straight-lining of rents, including the Company's pro rata share from joint ventures, that impacted minimum rents was $3.4 million for 2002, $1.3 million for 2001, $3.1 million for 2000, $5.0 million for 1999 and $5.0 million for 1998. The increase in straight-lining of rents in 2002 compared to 2001 is related to the acquisition of The Oaks and the Westcor portfolio in 2002. These are offset by decreases due to the Company structuring its new leases using rent increases tied to the change in CPI rather than using contractually fixed rent increases.

Macerich 2002 Financial Statements    45

Inflation

In the last three years, inflation has not had a significant impact on the Company because of a relatively low inflation rate. Most of the leases at the Centers have rent adjustments periodically through the lease term. These rent increases are either in fixed increments or based on increases in the CPI. In addition, about 7%-12% of the leases expire each year, which enables the Company to replace existing leases with new leases at higher base rents if the rents of the existing leases are below the then existing market rate. Additionally, most of the leases require the tenants to pay their pro rata share of operating expenses. This reduces the Company's exposure to increases in costs and operating expenses resulting from inflation.

Seasonality

The shopping center industry is seasonal in nature, particularly in the fourth quarter during the holiday season when retailer occupancy and retail sales are typically at their highest levels. In addition, shopping malls achieve a substantial portion of their specialty (temporary retailer) rents during the holiday season and the majority of percentage rent is recognized in the fourth quarter. As a result of the above and the implementation of Staff Accounting Bulletin 101, earnings are generally higher in the fourth quarter of each year.

New Pronouncements Issued

As a result of the adoption of Statement of Financial Accounting Standard ("SFAS") 133 on January 1, 2001, the Company recorded a transition adjustment of $7.1 million to accumulated other comprehensive income related to treasury rate lock transactions settled in prior years. The entire transition adjustment was reflected in the quarter ended March 31, 2001. The Company reclassified $1.3 million from accumulated other comprehensive income to earnings for the years ended December 31, 2002 and 2001. Additionally, the Company recorded other comprehensive income of $0.3 million related to the mark to market of an interest rate swap agreement.

On July 1, 2001, the Company adopted SFAS No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires that the purchase method of accounting be used for all business combinations for which the date of acquisition is after June 30, 2001. SFAS 141 also establishes specific criteria for the recognition of intangible assets such as acquired in-place leases. The Company has determined that the impact of SFAS 141 on acquisitions that occurred during the year ended December 31, 2002 was to recognize an additional $1.9 million of revenue, including $0.8 million from the joint ventures at pro rata, and $0.2 million of depreciation expense, including $0.1 million from the joint ventures at pro rata.

In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company adopted SFAS 144 on January 1, 2002. The Company sold Boulder Plaza on March 19, 2002 and in accordance with SFAS 144 the results of Boulder Plaza for the periods from January 1, 2002 to March 19, 2002 and from January 1, 2001 to December 31, 2001 and January 1, 2000 to December 31, 2000 have been reclassified into "discontinued operations" on the consolidated statements of operations. Total revenues associated with Boulder Plaza was approximately $0.5 million, $2.1 million and

46     Macerich 2002 Financial Statements

$2.7 million for the periods January 1, 2002 to March 19, 2002, January 1, 2001 to December 31, 2001 and January 1, 2000 to December 31, 2000, respectively.

In May 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections" ("SFAS 145"), which is effective for fiscal years beginning after May 15, 2002. SFAS 145 rescinds SFAS 4, SFAS 44 and SFAS 64 and amends SFAS 13 to modify the accounting for sales-leaseback transactions. SFAS 4 required the classification of gains and losses resulting from extinguishment of debt to be classified as extraordinary items. SFAS 64 amended SFAS 4 and is no longer necessary because SFAS 4 has been rescinded. The Company expects to reclassify a loss of $3.6 million, $2.0 million and $0.3 million for the years ending December 31, 2002, 2001 and 2000, respectively, from extraordinary items to continuing operations upon adoption of SFAS 145 on January 1, 2003.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, and amendment of FASB Statement No. 123"("SFAS No. 148"). SFAS No. 148 amended SFAS No 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for employee stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No 123 to require prominent disclosure in annual and interim financial statements about the method of accounting for stock-based compensation and its effect on reported results. The disclosure provisions of SFAS No. 148 are included in the accompanying Notes to Consolidated Financial Statements. Prior to the issuance of SFAS No. 148, the Company adopted the provisions of SFAS No. 123 and will prospectively expense all stock options issued subsequent to January 1, 2002. The Company did not issue any stock options to employees in 2002.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company is reviewing the provisions of this Interpretation relating to initial recognition and measurement of guarantor liabilities, which are effective for qualifying guarantees entered into or modified after December 31, 2002, but does not expect it to have a material impact on the Company's financial statements.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51." FIN 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: 1) the equity investment at

Macerich 2002 Financial Statements    47

risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, and 2) the equity investors lack an essential characteristic of a controlling financial interest. The Company has not evaluated the effect FIN 46 will have on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company's primary market risk exposure is interest rate risk. The Company has managed and will continue to manage interest rate risk by (1) maintaining a ratio of fixed rate, long-term debt to total debt such that variable rate exposure is kept at an acceptable level, (2) reducing interest rate exposure on certain long-term variable rate debt through the use of interest rate caps with appropriately matching maturities, (3) using treasury rate locks where appropriate to fix rates on anticipated debt transactions, and (4) taking advantage of favorable market conditions for long-term debt and/or equity.

The following table sets forth information as of December 31, 2002 concerning the Company's long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV"):

(dollars in thousands)
	For the Years Ended December 31,
	2003	2004	2005	2006	2007	Thereafter	Total	FV

CONSOLIDATED CENTERS:
Long term debt:
Fixed rate	$34,826	$147,426	$27,595	$97,106	$128,815	$1,155,970	$1,591,738	$1,591,856
Average interest rate	6.93%	6.92%	6.93%	6.92%	7.06%	7.06%	6.94%	—
Variable rate	—	353,451	346,719	—	—	—	700,170	700,170
Average interest rate	—	4.38%	4.71%	—	—	—	4.33%	—

Total debt—Consolidated Centers	$34,826	$500,877	$374,314	$97,106	$128,815	$1,155,970	$2,291,908	$2,292,026

JOINT VENTURE CENTERS:
(at Company's pro rata share:)
Fixed rate	$13,536	$15,020	$95,826	$99,155	$125,523	$440,352	$789,412	$788,407
Average interest rate	6.48%	6.51%	6.45%	6.43%	6.87%	6.87%	6.48%	—
Variable rate	100,727	138,980	187	55,012	—	—	294,906	294,906
Average interest rate	2.66%	2.80%	2.28%	2.20%	—	—	2.61%	—

Total debt—Joint Ventures	$114,263	$154,000	$96,013	$154,167	$125,523	$440,352	$1,084,318	$1,083,313

Total debt—All Centers	$149,089	$654,877	$470,327	$251,273	$254,338	$1,596,322	$3,376,226	$3,375,339

In addition, the Company has assessed the market risk for its variable rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $9.9 million per year based on $995.1 million outstanding of variable rate debt at December 31, 2002.

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

48     Macerich 2002 Financial Statements

PART III

Item 10. Directors and Executive Officers of the Company.

There is hereby incorporated by reference the information which appears under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 2003 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

There is hereby incorporated by reference the information which appears under the caption "Executive Compensation" in the Company's definitive proxy statement for its 2003 Annual Meeting of Stockholders; provided, however, that the Report of the Compensation Committee on executive compensation and the Stock Performance Graph set forth therein shall not be incorporated by reference herein, in any of the Company's prior or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent the Company specifically incorporates such report or stock performance graph by reference therein and shall not be otherwise deemed filed under either of such Acts.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

There is hereby incorporated by reference the information which appears under the captions "Principal Stockholders," "Information Regarding Nominees and Directors", "Executive Officers" and "Equity Compensation Plan Information" in the Company's definitive proxy statement for its 2003 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

There is hereby incorporated by reference the information which appears under the captions "Certain Transactions" in the Company's definitive proxy statement for its 2003 Annual Meeting of Stockholders.

Item 14. Controls and Procedures

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

Macerich 2002 Financial Statements    49

PART IV

Item 15. Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K

			Page

(a)	1.	Financial Statements of the Company
		Report of Independent Accountants	52
		Consolidated balance sheets of the Company as of December 31, 2002 and 2001	53
		Consolidated statements of operations of the Company for the years ended December 31, 2002, 2001 and 2000	54
		Consolidated statements of common stockholders' equity of the Company for the years ended December 31, 2002, 2001 and 2000	55
		Consolidated statements of cash flows of the Company for the years ended December 31, 2002, 2001 and 2000	56
		Notes to consolidated financial statements	57-87
	2.	Financial Statements of Pacific Premier Retail Trust
		Report of Independent Accountants	88
		Consolidated balance sheets of Pacific Premier Retail Trust as of December 31, 2002 and 2001	89
		Consolidated statements of operations of Pacific Premier Retail Trust for the years ended December 31, 2002, 2001 and 2000	90
		Consolidated statements of stockholders' equity of Pacific Premier Retail Trust for the years ended December 31, 2002, 2001 and 2000	91
		Consolidated statements of cash flows of Pacific Premier Retail Trust for the years ended December 31, 2002, 2001 and 2000	92
		Notes to consolidated financial statements	93-101
	3.	Financial Statements of SDG Macerich Properties, L.P.
		Independent Auditors' Report	102
		Balance sheets of SDG Macerich Properties, L.P. as of December 31, 2002 and 2001	103
		Statements of operations of SDG Macerich Properties, L.P. for the years ended December 31, 2002, 2001 and 2000	104
		Statements of cash flows of SDG Macerich Properties, L.P. for the years ended December 31, 2002, 2001 and 2000	105
		Statements of partners' equity of SDG Macerich Properties, L.P. for the years ended December 31, 2002, 2001 and 2000	106
		Notes to financial statements	107-112

50     Macerich 2002 Financial Statements

	4.	Financial Statement Schedules
		Schedule III—Real estate and accumulated depreciation of the Company	113-114
		Schedule III—Real estate and accumulated depreciation of Pacific Premier Retail Trust	115-116
		Schedule III—Real estate and accumulated depreciation of SDG Macerich Properties, L.P	117-118
(b)	1.	Reports on Form 8-K
		Current Report on Form 8-K (event date November 18, 2002) filing two press releases of the Company regarding commencement of a public stock offering and 2003 FFO guidance.
		Current Report on Form 8-K (event date November 22, 2002) reporting the execution of an Equity Underwriting Agreement regarding the sale of up to 15,180,000 shares of Company Common Stock.
(c)	1.	Exhibits
		The Exhibit Index attached hereto is incorporated by reference under this item

Macerich 2002 Financial Statements    51

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of The Macerich Company:

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of The Macerich Company (the "Company") at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(4) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule of the Company based on our audits. We did not audit the financial statements of SDG Macerich Properties, L.P. (the "Partnership"), the investment in which is reflected in the accompanying consolidated financial statements using the equity method of accounting. The investment in the Partnership represents approximately 4.3% and 7.2% of the Company's consolidated total assets at December 31, 2002 and 2001, respectively, and the equity in income represents approximately 30.0%, 26.3% and 33.1% of the related consolidated net income for each of the three years in the period ended December 31, 2002. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the Partnership, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2000, the Company adopted Staff Accounting Bulletin 101. Additionally, as discussed in Note 2 to the consolidated financial statements, effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 133, and effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 123 and No. 144.

PricewaterhouseCoopers LLP

Los Angeles, CA February 13, 2003

52     Macerich 2002 Financial Statements

THE MACERICH COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31,
	2002	2001

ASSETS
Property, net	$2,842,177	$1,887,329
Cash and cash equivalents	53,559	26,470
Tenant receivables, including accrued overage rents of $4,846 in 2002 and $6,390 in 2001	47,741	42,537
Deferred charges and other assets, net	71,547	59,640
Loans to unconsolidated joint ventures	28,533	—
Due from affiliates	1,318	—
Investments in unconsolidated joint ventures and the management companies	617,205	278,526

Total assets	3,662,080	2,294,502

LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY:
Mortgage notes payable:
Related parties	$80,214	$81,882
Others	1,662,894	1,157,630

Total	1,743,108	1,239,512
Bank notes payable	548,800	159,000
Convertible debentures	—	125,148
Accounts payable and accrued expenses	30,555	26,161
Due to affiliates	—	998
Other accrued liabilities	67,791	28,394
Preferred stock dividend payable	5,195	5,013

Total liabilities	2,395,449	1,584,226

Minority interest	221,497	113,986

Commitments and contingencies (Note 11)
Series A cumulative convertible redeemable preferred stock, $.01 par value, 3,627,131 shares authorized, issued and outstanding at December 31, 2002 and December 31, 2001	98,934	98,934
Series B cumulative convertible redeemable preferred stock, $.01 par value, 5,487,471 shares authorized, issued and outstanding at December 31, 2002 and December 31, 2001	148,402	148,402

	247,336	247,336

Common stockholders' equity:
Common stock, $.01 par value, 145,000,000 and 100,000,000 shares authorized, 51,490,929 and 33,981,946 shares issued and outstanding at December 31, 2002 and 2001, respectively	514	340
Additional paid-in capital	835,900	366,349
Accumulated deficit	(23,870)	(4,944)
Accumulated other comprehensive loss	(4,811)	(5,820)
Unamortized restricted stock	(9,935)	(6,971)

Total common stockholders' equity	797,798	348,954

Total liabilities, preferred stock and common stockholders' equity	$3,662,080	$2,294,502

The accompanying notes are an integral part of these financial statements.

Macerich 2002 Financial Statements    53

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

	For the years ended December 31,
	2002	2001	2000

REVENUES:
Minimum rents	$234,202	$199,865	$193,073
Percentage rents	11,193	12,355	12,539
Tenant recoveries	121,488	108,735	103,598
Other	12,041	11,510	8,157

Total revenues	378,924	332,465	317,367

EXPENSES:
Shopping center and operating expenses	129,440	110,255	101,064
REIT general and administrative expenses	8,270	6,780	5,509

	137,710	117,035	106,573

Interest expense:
Related parties	5,815	6,935	10,106
Others	117,119	102,711	98,341

Total interest expense	122,934	109,646	108,447

Depreciation and amortization	78,722	65,602	61,297
Equity in income of unconsolidated joint ventures and the management companies	43,049	32,930	30,322
Gain (loss) on sale of assets	(3,820)	24,491	(2,773)

Income from continuing operations before extraordinary item, cumulative effect of change in accounting principle and minority interest	78,787	97,603	68,599
Extraordinary loss on early extinguishment of debt	(3,605)	(2,034)	(304)
Cumulative effect of change in accounting principle	—	—	(963)

Income of the Operating Partnership from continuing operations before minority interest	75,182	95,569	67,332
Discontinued operations:
Gain on sale of asset	26,073	—	—
Income from discontinued operations	316	1,155	1,765

Income before minority interest	101,571	96,724	69,097
Less: Minority interest	20,189	19,001	12,168

Net income	81,382	77,723	56,929
Less: Preferred dividends	20,417	19,688	18,958

Net income available to common stockholders	$60,965	$58,035	$37,971

Earnings per common share—basic:
Income from continuing operations before extraordinary item and cumulative effect of change in accounting principle	$1.17	$1.73	$1.10
Extraordinary item	(0.07)	(0.04)	(0.01)
Cumulative effect of change in accounting principle	—	—	(0.02)
Discontinued operations	0.53	0.03	0.04

Net income per share available to common stockholders	$1.63	$1.72	$1.11

Weighted average number of common shares outstanding—basic	37,348,000	33,809,000	34,095,000

Earnings per common share—diluted:
Income from continuing operations before extraordinary item and cumulative effect of change in accounting principle	$1.16	$1.73	$1.10
Extraordinary item	(0.07)	(0.04)	(0.01)
Cumulative effect of change in accounting principle	—	—	(0.02)
Discontinued operations	0.53	0.03	0.04

Net income—available to common stockholders	$1.62	$1.72	$1.11

Weighted average number of common shares outstanding—diluted for EPS	50,066,000	44,963,000	45,050,000

The accompanying notes are an integral part of these financial statements.

54     Macerich 2002 Financial Statements

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

(Dollars in thousands, except per share data)

	Common Stock (# shares)	Common Stock Par Value	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Unamoritized Restricted Stock	Total Common Stockholders' Equity

Balance December 31, 1999	34,072,625	$338	$363,896	$43,514	—	($6,494)	$401,254
Issuance costs			(7)				(7)
Issuance of restricted stock	169,556		3,412				3,412
Unvested restricted stock	(169,556)					(3,412)	(3,412)
Restricted stock vested in 2000	82,733					2,220	2,220
Exercise of stock options	20,704		388				388
Common stock repurchase	(563,600)		(10,739)				(10,739)
Distributions paid $(2.06) per share				(71,171)			(71,171)
Preferred dividends				(18,958)			(18,958)
Net income				56,929			56,929
Adjustment to reflect minority interest on a pro rata basis according to year end ownership percentage of Operating Partnership			2,356				2,356

Balance December 31, 2000	33,612,462	338	359,306	10,314	—	(7,686)	362,272
Comprehensive income:
Net income				77,723			77,723
Cumulative effect of change in accounting principle					($7,148)		(7,148)
Reclassification of deferred losses					1,328		1,328

Total comprehensive income				77,723	(5,820)		71,903
Issuance costs			90				90
Issuance of restricted stock	145,602		3,196				3,196
Unvested restricted stock	(145,602)					(3,196)	(3,196)
Restricted stock vested in 2001	120,852					3,911	3,911
Exercise of stock options	248,632	2	4,848				4,850
Distributions paid $(2.14) per share				(73,293)			(73,293)
Preferred dividends				(19,688)			(19,688)
Adjustment to reflect minority interest on a pro rata basis according to year end ownership percentage of Operating Partnership			(1,091)				(1,091)

Balance December 31, 2001	33,981,946	340	366,349	(4,944)	(5,820)	(6,971)	348,954
Comprehensive income:
Net income				81,382			81,382
Reclassification of deferred losses					1,328		1,328
Interest rate swap agreement					(319)		(319)

Total comprehensive income				81,382	1,009		82,391
Issuance costs			(23,390)				(23,390)
Common stock offerings	17,148,957	172	495,100				495,272
Issuance of restricted stock	262,082		7,748				7,748
Unvested restricted stock	(262,082)					(7,748)	(7,748)
Restricted stock vested in 2002	152,967					4,784	4,784
Exercise of stock options	207,059	2	4,254				4,256
Distributions paid $(2.22) per share				(79,891)			(79,891)
Preferred dividends				(20,417)			(20,417)
Adjustment to reflect minority interest on a pro rata basis according to year end ownership percentage of Operating Partnership			(14,161)				(14,161)

Balance December 31, 2002	51,490,929	$514	$835,900	($23,870)	($4,811)	($9,935)	$797,798

The accompanying notes are an integral part of these financial statements.

Macerich 2002 Financial Statements    55

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the years ended December 31,
	2002	2001	2000

Cash flows from operating activities:
Net income-available to common stockholders	$60,965	$58,035	$37,971
Preferred dividends	20,417	19,688	18,958

Net income	81,382	77,723	56,929

Adjustments to reconcile net income to net cash
provided by operating activities:
Extraordinary loss on early extinguishment of debt	3,605	2,034	304
Cumulative effect of change in accounting principle	—	—	963
(Gain) loss on sale of assets	3,820	(24,491)	2,773
Discontinued operations gain on sale of assets	(26,073)	—	—
Depreciation and amortization	78,837	65,983	61,647
Amortization of net discount (premium) on trust deed note payable	(1,070)	33	33
Minority interest	20,189	19,001	12,168
Changes in assets and liabilities, net of acquisitions:
Tenant receivables, net	(5,204)	(3,615)	(5,462)
Other assets	111	(529)	967
Accounts payable and accrued expenses	4,394	1,480	(3,134)
Due to affiliates	(2,316)	(7,802)	1,811
Other liabilities	48,368	10,507	(7,962)
Accrued preferred stock dividend	182	182	183

Total adjustments	124,843	62,783	64,291

Net cash provided by operating activities	206,225	140,506	121,220

Cash flows from investing activities:
Acquisitions of property and property improvements	(487,325)	(14,889)	(5,639)
Development, redevelopment and expansion of centers	(58,062)	(35,892)	(29,353)
Renovations of centers	(3,403)	(17,372)	(15,455)
Tenant allowances	(7,818)	(9,856)	(5,913)
Deferred leasing charges	(7,352)	(13,668)	(11,352)
Equity in income of unconsolidated joint ventures and the management companies	(43,049)	(32,930)	(30,322)
Distributions from joint ventures	74,107	34,152	104,368
Contributions to joint ventures	(8,680)	(6,608)	(4,251)
Acquisitions of joint ventures	(363,459)	—	—
Loans to unconsolidated joint ventures	(28,533)	—	—
Proceeds from sale of assets	15,316	39,744	—

Net cash (used in) provided by investing activities	(918,258)	(57,319)	2,083

Cash flows from financing activities:
Proceeds from mortgages, notes and debentures payable	1,295,390	345,727	295,672
Payments on mortgages, notes and debentures payable	(889,045)	(315,033)	(305,897)
Deferred financing costs	(14,361)	(2,852)	(385)
Net proceeds from equity offerings	471,882	—	—
Dividends and distributions	(104,327)	(101,144)	(97,917)
Dividends to preferred stockholders	(20,417)	(19,688)	(18,958)

Net cash provided by (used in) financing activities	739,122	(92,990)	(127,485)

Net increase (decrease) in cash	27,089	(9,803)	(4,182)
Cash and cash equivalents, beginning of period	26,470	36,273	40,455

Cash and cash equivalents, end of period	$53,559	$26,470	$36,273

Supplemental cash flow information:
Cash payment for interest, net of amounts capitalized	$125,949	$109,856	$108,003

Non-cash transactions:
Acquisition of property by assumption of debt	$373,452	—	—

Acquisition of property by issuance of operating partnership units	$90,597	—	—

Disposition of property by assumption of debt	—	$58,000	—

The accompanying notes are an integral part of these financial statements.

56     Macerich 2002 Financial Statements

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

1.    Organization and Basis of Presentation:

The Macerich Company (the "Company") commenced operations effective with the completion of its initial public offering (the "IPO") on March 16, 1994. The Company is the sole general partner of and, assuming conversion of the redeemable preferred stock, holds a 82% ownership interest in The Macerich Partnership, L. P. (the "Operating Partnership"). The interests in the Operating Partnership are known as OP Units. OP Units not held by the Company are redeemable, subject to certain restrictions, on a one-for-one basis for the Company's common stock or cash at the Company's option.

The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. The 18% limited partnership interest of the Operating Partnership not owned by the Company is reflected in these financial statements as minority interest.

The property management, leasing and redevelopment of the Company's portfolio is provided by the Company's management companies, Macerich Property Management Company, LLC, a single-member Delaware limited liability company, Macerich Management Company, a California corporation, (collectively, the "Macerich Management Companies") and Westcor Partners, LLC, a single member Arizona limited liability company, Macerich Westcor Management, LLC, a single member Delaware limited liability company and Westcor Partners of Colorado, LLC, a Colorado limited liability company (collectively, the "Westcor Management Companies"). The term "Macerich Management Companies" includes Macerich Property Management Company, a California corporation, prior to its merger with Macerich Property Management Company, LLC ("MPMC, LLC") on March 29, 2001 and Macerich Manhattan Management Company, a California corporation which has ceased operations and is a wholly-owned subsidiary of Macerich Management Company.

Basis Of Presentation:

The consolidated financial statements of the Company include the accounts of the Company and the Operating Partnership. The properties in which the Operating Partnership does not have a controlling interest in, and the Macerich Management Companies (excluding MPMC, LLC), have been accounted for under the equity method of accounting. Effective March 29, 2001, the Company consolidated the accounts for MPMC, LLC. These entities are reflected on the Company's consolidated financial statements as "Investments in joint ventures and the management companies."

All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Macerich 2002 Financial Statements    57

2.    Summary of Significant Accounting Policies:

Cash and Cash Equivalents:

The Company considers all highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents, for which cost approximates fair value. Included in cash is restricted cash of $3,318 at December 31, 2002 and $3,495 at December 31, 2001.

Tenant Receivables:

Included in tenant receivables are allowances for doubtful accounts of $1,380 and $727 at December 31, 2002 and 2001, respectively.

Revenues:

Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight-lining of rent adjustment." Rental income was increased by $1,173 in 2002 and decreased by $72 in 2001 and increased by $865 in 2000 due to the straight-lining of rent adjustment. Percentage rents are recognized on an accrual basis in accordance with Staff Accounting Bulletin 101.

Recoveries from tenants for real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred.

The Macerich and Westcor management companies provide property management, leasing, corporate, development, redevelopment and acquisition services to affiliated and non-affiliated shopping centers. In consideration for these services, the Management Companies receive monthly management fees generally ranging from 1.5% to 5% of the gross monthly rental revenue of the properties managed.

Property:

Costs related to the development, redevelopment, construction and improvement of properties are capitalized. Interest incurred or imputed on development, redevelopment and construction projects are capitalized until construction is substantially complete.

Maintenance and repairs expenses are charged to operations as incurred. Costs for major replacements and betterments, which includes HVAC equipment, roofs, parking lots, etc. are capitalized and depreciated over their estimated useful lives. Realized gains and losses are recognized upon disposal or retirement of the related assets and are reflected in earnings.

58     Macerich 2002 Financial Statements

Property is recorded at cost and is depreciated using a straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	5-40 years
Tenant improvements	initial term of related lease
Equipment and furnishings	5-7 years

The Company accounts for all acquisitions entered into subsequent to June 30, 2001 in accordance with SFAS 141. The Company will determine a fair value for assets and liabilities acquired, which generally consist of land, buildings, acquired in-place leases and debt. Acquired in-place leases are valued based on the present value of the difference between prevailing market rates and the in-place rates over the remaining lease term. The fair value of debt is determined based upon the present value of the difference between prevailing market rates for similar debt and the face value of the debt over the remaining term of the debt.

When the Company acquires real estate properties, the Company allocates the components of these acquisitions using relative fair values computed using its estimates and assumptions. These estimates and assumptions impact the amount of costs allocated between land and different categories of land improvements as well as the amount of costs assigned to individual properties in multiple property acquisitions. These allocations also impact depreciation expense and gains or losses recorded on future sales of properties.

The Company assesses whether there has been an impairment in the value of its long-lived assets by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenants' ability to perform their duties and pay rent under the terms of the leases. The Company may recognize an impairment loss if the income stream is not sufficient to cover its investment. Such a loss would be determined as the difference between the carrying value and the fair value of a center. Management believes no such impairment has occurred in its net property carrying values at December 31, 2002 and 2001.

Deferred Charges:

Costs relating to obtaining tenant leases are deferred and amortized over the initial term of the agreement using the straight-line method. Cost relating to financing of shopping center properties are deferred and amortized over the life of the related loan using the straight-line method, which approximates the effective interest method. The range of the terms of the agreements are as follows:

Deferred lease costs	1-15 years
Deferred financing costs	1-15 years

Macerich 2002 Financial Statements    59

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

The following table reconciles net income available to common stockholders to taxable income available to common stockholders for the years ended December 31:

(Dollars in thousands)
	2002	2001	2000

Net income available to common stockholders	$60,965	$58,035	$37,971
Add: Book depreciation and amortization available to common stockholders	49,113	41,813	39,699
Less: Tax depreciation and amortization available to common stockholders	(44,463)	(37,154)	(33,998)
Book/tax difference on gain on divestiture of real estate	(9,377)	1,612	—
Other book/tax differences, net(1)	413	(354)	7,590

Taxable income available to common stockholders	$56,651	$63,952	$51,262

(1)
Primarily due to rent and investments in unconsolidated joint ventures.

60     Macerich 2002 Financial Statements

For income tax purposes, distributions paid to common stockholders consist of ordinary income, capital gains, return of capital or a combination thereof. The following table details the components of the distributions for the years ended December 31:

	2002		2001		2000

Ordinary income	$1.67	75.2%	$1.37	63.9%	$1.73	84.0%
Capital gains	$0.03	1.3%	$0.38	17.7%	—	0.0%
Unrecaptured Section 1250 Gain	—	0.0%	$0.22	10.3%	—	0.0%
Return of capital	$0.52	23.5%	$0.17	8.1%	$0.33	16.0%

Dividends paid or payable	$2.22	100.0%	$2.14	100.0%	$2.06	100.0%

Reclassifications:

Certain reclassifications have been made to the 2000 and 2001 consolidated financial statements to conform to the 2002 consolidated financial statements presentation.

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

As a result of the adoption of Statement of Financial Accounting Standard ("SFAS") 133 on January 1, 2001, the Company recorded a transition adjustment of $7.1 million to accumulated other comprehensive income related to treasury rate lock transactions settled in prior years. The entire transition adjustment was reflected in the quarter ended March 31, 2001. The Company reclassified $1,328 from accumulated other comprehensive income to earnings for the years ended December 31, 2002 and 2001. Additionally, the Company recorded other comprehensive income of $319 related to the mark to market of an interest rate swap agreement.

On July 1, 2001, the Company adopted SFAS No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires that the purchase method of accounting be used for all business combinations for which the date of acquisition is after June 30, 2001. SFAS 141 also establishes specific criteria for the recognition of intangible assets such as acquired in-place leases. The Company has determined that the impact of SFAS 141 on acquisitions that occurred during the year ended December 31, 2002 was to recognize an additional $1,906 of revenue, including $767 from the joint ventures at pro rata, and $183 of depreciation expense, including $84 from the joint ventures at pro rata.

Macerich 2002 Financial Statements    61

A deferred credit of $10,399 is recorded in "Other accrued liabilities" of the Company. An additional $9,072 of deferred credits is recorded in the financial statements of the Company's unconsolidated joint ventures. Accordingly, these deferred credits will be amortized into rental revenues at approximately $2,732 and $1,841 per year, respectively, for each of the next five years.

In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company adopted SFAS 144 on January 1, 2002. The Company sold Boulder Plaza on March 19, 2002 and in accordance with SFAS 144 the results of Boulder Plaza for the periods from January 1, 2002 to March 19, 2002, from January 1, 2001 to December 31, 2001 and January 1, 2000 to December 31, 2000 have been reclassified into "discontinued operations" on the consolidated statements of operations. Total revenues associated with Boulder Plaza were approximately $495, $2,108 and $2,725 for the periods January 1, 2002 to March 19, 2002, January 1, 2001 to December 31, 2001 and January 1, 2000 to December 31, 2000, respectively.

In May 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections" ("SFAS 145"), which is effective for fiscal years beginning after May 15, 2002. SFAS 145 rescinds SFAS 4, SFAS 44 and SFAS 64 and amends SFAS 13 to modify the accounting for sales-leaseback transactions. SFAS 4 required the classification of gains and losses resulting from extinguishment of debt to be classified as extraordinary items. SFAS 64 amended SFAS 4 and is no longer necessary because SFAS 4 has been rescinded. The Company expects to reclassify a loss of $3,605, $2,034 and $304 for the years ending December 31, 2002, 2001 and 2000, respectively, from extraordinary items to continuing operations upon adoption of SFAS 145 on January 1, 2003.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, and amendment of FASB Statement No. 123"("SFAS No. 148"). SFAS

62     Macerich 2002 Financial Statements

No. 148 amended SFAS No 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for employee stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No 123 to require prominent disclosure in annual and interim financial statements about the method of accounting for stock-based compensation and its effect on reported results. The disclosure provisions of SFAS No. 148 are included in the accompanying Notes to Consolidated Financial Statements. Prior to the issuance of SFAS No. 148, the Company adopted the provisions of SFAS No. 123 and will prospectively expense all stock options issued subsequent to January 1, 2002. The Company did not issue any stock options to employees in 2002.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company is reviewing the provisions of this Interpretation relating to initial recognition and measurement of guarantor liabilities, which are effective for qualifying guarantees entered into or modified after December 31, 2002, but does not expect it to have a material impact on the Company's financial statements.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51." FIN 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: 1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, and 2) the equity investors lack an essential characteristic of a controlling financial interest. The Company has not evaluated the effect FIN 46 will have on its consolidated financial statements.

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

Macerich 2002 Financial Statements    63

Interest rate cap agreements were purchased by the Company from third parties to hedge the risk of interest rate increases on some of the Company's variable rate debt. Payments received as a result of the cap agreements are recorded as a reduction of interest expense. The fair value of the cap agreements are included in deferred charges. The fair value of these caps would vary with fluctuations in interest rates. The Company would be exposed to credit loss in the event of nonperformance by these counter parties to the financial instruments; however, management does not anticipate nonperformance by the counter parties.

Earnings Per Share ("EPS"):

The computation of basic earnings per share is based on net income and the weighted average number of common shares outstanding for the years ended December 31, 2002, 2001 and 2000. The computation of diluted earnings per share includes the effect of outstanding restricted stock and common stock options calculated using the Treasury stock method. The OP Units not held by the Company have been included in the diluted EPS calculation since they are redeemable on a one-for-one basis. The following table reconciles the basic and diluted earnings per share calculation:

(In thousands, except per share data)
	For the years ended
	2002			2001			2000
	Net Income	Shares	Per Share	Net Income	Shares	Per Share	Net Income	Shares	Per Share

Net income	$81,382	37,348		$77,723	33,809		$56,929	34,095
Less: Preferred stock dividends	20,417			19,688			18,958

Basic EPS:
Net income available to common stockholders	$60,965	37,348	$1.63	$58,035	33,809	$1.72	$37,971	34,095	$1.11
Diluted EPS:
Conversion of OP units	20,189	12,263		19,001	11,154		12,168	10,955
Employee stock options	—	455		n/a—antidilutive for EPS			n/a—antidilutive for EPS
Restricted stock	n/a—antidilutive for EPS			n/a—antidilutive for EPS			n/a—antidilutive for EPS
Convertible preferred stock	n/a—antidilutive for EPS			n/a—antidilutive for EPS			n/a—antidilutive for EPS
Convertible debentures	n/a—antidilutive for EPS			n/a—antidilutive for EPS			n/a—antidilutive for EPS

Net income available to common stockholders	$81,154	50,066	$1.62	$77,036	44,963	$1.72	$50,139	45,050	$1.11

The minority interest for 2002 of $20,189 has been allocated to income from continuing operations before extraordinary item and cumulative effect of change in accounting principle of $14,493, extraordinary item of ($901) and $6,597 to discontinued operations.

Concentration of Risk:

The Company maintains its cash accounts in a number of commercial banks. Accounts at these banks are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100. At various times during the year, the Company had deposits in excess of the FDIC insurance limit.

No Center generated more than 10% of shopping center revenues during 2002, 2001 or 2000.

64     Macerich 2002 Financial Statements

The Centers derived approximately 93.3%, 91.6% and 91.3% of their total rents for the years ended December 31, 2002, 2001 and 2000, respectively, from Mall and Freestanding Stores. The Limited represented 5.1%, 4.6% and 4.4% of total minimum rents in place as of December 31, 2002, 2001 and 2000, respectively, and no other retailer represented more than 4.0%, 3.5% and 3.0% of total minimum rents as of December 31, 2002, 2001 and 2000, respectively.

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

Macerich 2002 Financial Statements    65

3. Investments In Unconsolidated Joint Ventures and the Macerich Management Companies:

The following are the Company's investments in various joint ventures. The Operating Partnership's interest in each joint venture as of December 31, 2002 is as follows:

Joint Venture	The Operating Partnership's Ownership %

Macerich Northwestern Associates	50%
Manhattan Village, LLC	10%
MerchantWired, LLC	9.6%
Pacific Premier Retail Trust	51%
SDG Macerich Properties, L.P.	50%
West Acres Development	19%
Westcor Portfolio:
Regional Malls:
Arrowhead Towne Center	33.3%
Desert Sky Mall	50%
FlatIron Crossing	50%
Scottsdale Fashion Square	50%
Superstition Springs Center	33.3%
Other Properties/Affiliated Companies:
Arrowhead Festival	5%
Camelback Colonnade	75%
Chandler Festival	50%
Chandler Gateway	50%
East Mesa Land	50%
Shops at Gainey Village	50%
Hilton Village	50%
Lee West	50%
Paradise Village Investment Co.	50%
Promenade	50%
Propcor Associates	25%
Propcor II — Boulevard Shops	50%
RLR/WV1	50%
Scottsdale/101 Associates	46%

As of March 28, 2001, the Operating Partnership also owned all of the non-voting preferred stock of Macerich Property Management Company and Macerich Management Company, which was generally entitled to dividends equal to 95% of the net cash flow of each company. Macerich Manhattan Management Company, which has ceased operations, is a wholly owned subsidiary of Macerich Management Company. Effective March 29, 2001, Macerich Property Management Company merged with and into Macerich Property Management Company, LLC ("MPMC, LLC"). MPMC,

66     Macerich 2002 Financial Statements

LLC is a single-member Delaware limited liability company and is 100% owned by the Operating Partnership. The ownership structure of Macerich Management Company has remained unchanged.

The Company accounts for the Macerich Management Companies (exclusive of MPMC, LLC) and joint ventures using the equity method of accounting. Effective March 29, 2001, the Company consolidated the accounts for MPMC, LLC.

Although the Company has a majority ownership interest in Pacific Premier Retail Trust and Camelback Colonnade, the Company shares management control with its joint venture partner.

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

MerchantWired LLC was formed by six major mall companies, including the Company, to provide a private, high-speed IP network to malls across the United States. The members of MerchantWired LLC agreed to sell all their collective membership interests in MerchantWired LLC under the terms of a definitive agreement with Transaction Network Services, Inc. ("TNSI"). The transaction was expected to close in the second quarter of 2002, but TNSI unexpectedly informed the members of MerchantWired LLC that it would not complete the transaction. As a result, MerchantWired LLC shut down its operations and transitioned its customers to alternate service providers. The Company does not anticipate making further cash contributions to MerchantWired LLC and wrote-off its remaining investment of $8,947 during the three months ended June 30, 2002, which is reflected in the equity in income of unconsolidated joint ventures.

On July 26, 2002, the Operating Partnership acquired Westcor Realty Limited Partnership and its affiliated companies ("Westcor"), which included the joint ventures noted in the above schedule. Westcor is the dominant owner, operator and developer of regional malls and specialty retail assets in the greater Phoenix area. The total purchase price was approximately $1,475,000 including the assumption of $733,000 in existing debt and the issuance of approximately $72,000 of convertible preferred operating partnership units at a price of $36.55 per unit. Additionally, $18,910 of partnership units of Westcor Realty Limited Partnership were issued to limited partners of Westcor which, subject to certain conditions, can be converted on a one for one basis into operating partnership units of the Operating Partnership. The balance of the purchase price was paid in cash which was provided primarily from a $380,000 interim loan with a term of up to six months plus two six-month extension options bearing interest at an average rate of LIBOR plus 3.25% and a $250,000 term loan with a maturity of three years with two one-year extension options and with an

Macerich 2002 Financial Statements    67

interest rate ranging from LIBOR plus 2.75% to LIBOR plus 3.00% depending on the Company's overall leverage level. The results of Westcor are included for the period subsequent to its date of acquisition.

On November 8, 2002, the Company purchased its joint venture partners interest in Panorama City Associates for $23,700. Accordingly, the Company now owns 100% of Panorama City Associates which owns Panorama Mall in Panorama, California. The results of Panorama Mall prior to November 8, 2002 are accounted for using the equity method of accounting.

Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures and the Macerich Management Companies.

	December 31, 2002	December 31, 2001

Assets:
Properties, net	$3,577,093	$2,179,908
Other assets	95,085	157,494

Total assets	$3,672,178	$2,337,402

Liabilities and partners' capital:
Mortgage notes payable	$2,216,797	$1,457,871
Other liabilities	118,331	138,531
The Company's capital	617,205	278,526
Outside partners' capital	719,845	462,474

Total liabilities and partners' capital	$3,672,178	$2,337,402

68     Macerich 2002 Financial Statements

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

3.    Investments In Unconsolidated Joint Ventures and the Macerich Management Companies: (Continued)

COMBINED AND CONDENSED STATEMENTS OF OPERATIONS OF JOINT VENTURES AND THE MACERICH MANAGEMENT COMPANIES

	For the years ended December 31,
	2002						2001					2000
	SDG Macerich Properties L.P.	Pacific Premier Retail Trust	Westcor Joint Ventures	Other Joint Ventures	Macerich Mgmt Co's.	Total	SDG Macerich Properties L.P.	Pacific Premier Retail Trust	Other Joint Ventures	Macerich Mgmt Co's.	Total	SDG Macerich Properties L.P.	Pacific Premier Retail Trust	Other Joint Ventures	Macerich Mgmt Co's.	Total

Revenues:
Minimum rents	$95,898	$103,824	$56,078	$23,158	—	$278,958	$94,279	$100,315	$20,910	—	$215,504	$91,635	$94,496	$24,487	—	$210,618
Percentage rents	5,403	5,407	2,560	1,600	—	14,970	6,253	6,140	1,717	—	14,110	6,282	5,872	2,077	—	14,231
Tenant recoveries	42,910	39,930	22,245	8,318	—	113,403	42,223	37,604	10,150	—	89,977	41,621	34,187	10,219	—	86,027
Management fee	—	—	—	—	$10,153	10,153	—	—	—	$10,250	10,250	—	—	—	$12,944	12,944
Other	1,737	2,044	343	6,723	860	11,707	2,322	1,950	18,099	287	22,658	1,921	1,605	3,689	1,230	8,445

Total revenues	145,948	151,205	81,226	39,799	11,013	429,191	145,077	146,009	50,876	10,537	352,499	141,459	136,160	40,472	14,174	332,265

Expenses:
Management Company expense	—	—	—	—	8,343	8,343	—	—	—	9,568	9,568	—	—	—	15,181	15,181
Shopping center and operating expenses	53,625	44,252	25,316	16,134	—	139,327	52,305	42,088	44,391	—	138,784	51,962	37,217	20,360	—	109,539
Interest expense	30,088	48,330	16,047	9,818	(348)	103,935	36,754	48,569	8,212	(257)	93,278	40,119	46,527	7,457	(355)	93,748
Depreciation and amortization	25,613	23,784	19,136	9,234	1,509	79,276	25,391	22,817	16,856	1,047	66,111	23,573	20,238	3,081	1,068	47,960

Total operating expenses	109,326	116,366	60,499	35,186	9,504	330,881	114,450	113,474	69,459	10,358	307,741	115,654	103,982	30,898	15,894	266,428

Gain (loss) on sale or write-down of assets (1)	(63)	4,431	94	(107,389)	104	(102,823)	—	69	669	31	769	416	—	12,336	(1,200)	11,552
Extraordinary loss on early extinguishment of debt	—	—	—	—	—	—	—	—	—	—	—	—	(375)	—	—	(375)
Cumulative effect of change in accounting principle	—	—	—	—	—	—	(256)	—	—	—	(256)	(1,053)	(397)	(98)	(9)	(1,557)

Net income (loss)	$36,559	$39,270	$20,821	$(102,776)	$1,613	$(4,513)	$30,371	$32,604	$(17,914)	$210	$45,271	$25,168	$31,406	$21,812	$(2,929)	$75,457

Company's pro rata share of net income (loss)	$18,280	$20,029	$10,144	$(6,937)	$1,533	$43,049	$15,186	$16,588	$956	$200	$32,930	$12,582	$16,018	$4,505	$(2,783)	$30,322

(1)
In 2002, $106.2 million of the loss in Other Joint Ventures relates to MerchantWired, LLC.

Significant accounting policies used by the unconsolidated joint ventures and the Macerich Management Companies are similar to those used by the Company. Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life ("NML") of $153,147 and $157,567, as of December 31, 2002 and 2001, respectively. NML is considered a related party because they are a joint venture partner with the Company in Macerich Northwestern Associates. Interest expense incurred on these borrowings amounted to $10,439, $10,761 and $10,189 for the years ended December 31, 2002, 2001 and 2000, respectively.

Macerich 2002 Financial Statements    69

4.    Property:

Property is summarized as follows:

	December 31,
	2002	2001

Land	$531,099	$382,739
Building improvements	2,489,041	1,688,720
Tenant improvements	75,103	66,808
Equipment and furnishings	22,895	18,405
Construction in progress	133,536	71,161

	3,251,674	2,227,833
Less, accumulated depreciation	(409,497)	(340,504)

	$2,842,177	$1,887,329

Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $64,946, $54,973 and $51,764, respectively.

On June 10, 2002, the Company acquired The Oaks, a 1.1 million square foot super-regional mall in Thousands Oaks, California. The total purchase price was $152,500 and was funded with $108,000 of debt, bearing interest at LIBOR plus 1.15%, placed concurrently with the acquisition. The balance of the purchase price was funded by cash and borrowings under the Company's line of credit.

Additionally, the above schedule includes the acquisition of Westcor (See Note 20).

A gain on sale or write-down of assets of $22,253 for the twelve months ended December 31, 2002 includes a gain of $13,910 as a result of the Company selling Boulder Plaza on March 19, 2002 and a gain of $12,162 as a result of the Company selling the former Montgomery Wards site at Pacific View Mall. This is offset by a loss of $3,029 as a result of writing-off the Company's various technology investments in the quarter ended June 30, 2002. Additionally, a gain on sale of assets of $24,491 for the year ended December 31, 2001 is primarily a result of the Company selling Villa Marina Marketplace on December 14, 2001.

70     Macerich 2002 Financial Statements

5.    Deferred Charges And Other Assets:

Deferred charges and other assets are summarized as follows:

	December 31,
	2002	2001

Leasing	$59,963	$49,832
Financing	21,993	19,271

	81,956	69,103
Less, accumulated amortization	(33,348)	(32,514)

	48,608	36,589
Other assets	22,939	23,051

	$71,547	$59,640

6.    Mortgage Notes Payable:

Mortgage notes payable at December 31, 2002 and December 31, 2001 consist of the following:

Debt premiums represent the excess of the fair value of debt over the principal value of debt assumed in various acquisitions subsequent to March, 1994 (with interest rates ranging from 3.81% to 6.26%). The debt premiums are being amortized into interest expense over the term of the related debt on a straight-lined basis, which approximates the effective interest method. The balances below include the unamortized premiums as of December 31, 2002.

	Carrying Amount of Notes
	2002		2001
Property Pledged as Collateral	Other	Related Party	Other	Related Party	Interest Rate	Payment Terms	Maturity Date

CONSOLIDATED CENTERS:
Capitola Mall(b)	—	$46,674	—	$47,857	7.13%	380(a)	2011
Carmel Plaza	$28,069	—	$28,358	—	8.18%	202(a)	2009
Chesterfield Towne Center	61,817	—	62,742	—	9.07%	548(c)	2024
Citadel	69,222	—	70,708	—	7.20%	554(a)	2008
Corte Madera, Village at	69,884	—	70,626	—	7.75%	516(a)	2009
Crossroads Mall—Boulder(d)	—	33,540	—	34,025	7.08%	244(a)	2010
Fresno Fashion Fair	68,001	—	68,724	—	6.52%	437(a)	2008
Greeley Mall	13,281	—	14,348	—	8.50%	187(a)	2003
Green Tree Mall/Crossroads—OK/Salisbury(e)	117,714	—	117,714	—	7.23%	interest only	2004
Northwest Arkansas Mall	58,644	—	59,867	—	7.33%	434(a)	2009
Pacific View(f)	87,739	—	88,715	—	7.16%	602(a)	2011
Queens Center	97,186	—	98,278	—	6.88%	633(a)	2009
Rimrock Mall(g)	45,535	—	45,966	—	7.45%	320(a)	2011
Santa Monica Place	83,556	—	84,275	—	7.70%	606(a)	2010
South Plains Mall	62,823	—	63,474	—	8.22%	454(a)	2009
South Towne Center	64,000	—	64,000	—	6.61%	interest only	2008
Valley View Center	51,000	—	51,000	—	7.89%	interest only	2006

Macerich 2002 Financial Statements    71

Vintage Faire Mall	68,586	—	69,245	—	7.89%	508(a)	2010
Westside Pavilion	98,525	—	99,590	—	6.67%	628(a)	2008

Subtotal	$1,145,582	$80,214	$1,157,630	$81,882

2002 ACQUISITION CENTERS:
The Oaks(h)	$108,000	—	—	—	2.58%	interest only	2004
Westcor:
Borgata(i)	16,926	—	—	—	5.39%	115(a)	2007
Chandler Fashion Center(j)	183,594	—	—	—	5.48%	1,043(a)	2012
Flagstaff Mall(k)	14,974	—	—	—	5.39%	121(a)	2006
La Encantada(l)	2,715	—	—	—	3.40%	interest only	2005
Paradise Valley Mall(m)	82,256	—	—	—	5.39%	506(a)	2007
Paradise Valley Mall(n)	25,393	—	—	—	5.89%	183(a)	2009
Paradise Village Gateway(o)	19,524	—	—	—	5.39%	137(a)	2007
Prescott Gateway(p)	40,651	—	—	—	3.50%	interest only	2004
Village Plaza(q)	5,857	—	—	—	5.39%	47(a)	2006
Village Square I & II(r)	5,116	—	—	—	5.39%	41(a)	2006
Westbar(s)	7,852	—	—	—	4.22%	66(a)	2004
Westbar(t)	4,454	—	—	—	4.22%	35(a)	2005

Subtotal—2002 Acquisition Centers	517,312	—	—	—

Grand Total—Consolidated Centers	$1,662,894	$80,214	$1,157,630	$81,882

Joint Venture Centers (at pro rata share):
Broadway Plaza (50%)(u)	—	$34,576	—	$35,328	6.68%	257(a)	2008
Pacific Premier Retail Trust (51%)(u):
Cascade Mall	$11,983	—	$12,642	—	6.50%	122(a)	2014
Kitsap Mall/Kitsap Place(v)	30,831	—	31,110	—	8.06%	230(a)	2010
Lakewood Mall(w)	64,770	—	64,770	—	7.20%	interest only	2005
Lakewood Mall(x)	8,224	—	8,224	—	3.75%	interest only	2003
Los Cerritos Center	58,537	—	59,385	—	7.13%	421(a)	2006
North Point Plaza	1,669	—	1,747	—	6.50%	16(a)	2015
Redmond Town Center—Retail	30,910	—	31,564	—	6.50%	224(a)	2011
Redmond Town Center—Office	—	42,837	—	44,324	6.77%	370(a)	2009
Stonewood Mall	39,653	—	39,653	—	7.41%	275(a)	2010
Washington Square	57,161	—	58,339	—	6.70%	421(a)	2009
Washington Square Too	5,843	—	6,088	—	6.50%	53(a)	2016
SDG Macerich Properties L.P. (50%)(u)(y)	183,922	—	185,306	—	6.54%	1,120(a)	2006
SDG Macerich Properties L.P. (50%)(u)(y)	92,250	—	92,250	—	1.92%	interest only	2003
SDG Macerich Properties L.P. (50%)(u)(y)	40,700	—	40,700	—	1.79%	interest only	2006
West Acres Center (19%)(u)	7,222	—	7,425	—	6.52%	57(a)	2009
West Acres Center (19%)(u)	1,853	—	1,894	—	9.17%	18(a)	2009

Subtotal—Joint Venture Centers	$635,528	$77,413	$641,097	$79,652

2002 ACQUISITION JOINT VENTURE CENTERS(u):
Arizona Lifestyle Galleries (50%)(z)	$925	—	—	—	3.81%	10(a)	2004
Arrowhead Towne Center (33.33%)(aa)	28,931	—	—	—	6.38%	187(a)	2011
Boulevard Shops (50%)(ab)	4,824	—	—	—	3.57%	interest only	2004
Camelback Colonnade (75%)(ac)	26,818	—	—	—	4.81%	211(a)	2006
Chandler Festival (50%)(ad)	16,101	—	—	—	3.04%	interest only	2004
Chandler Gateway (50%)(ae)	7,376	—	—	—	3.55%	interest only	2004

72     Macerich 2002 Financial Statements

Desert Sky Mall (50%)(af)	13,969	—	—	—	5.42%	129(a)	2005
East Mesa Land (50%)(ag)	2,139	—	—	—	2.28%	10(a)	2004
East Mesa Land (50%)(ag)	640	—	—	—	5.39%	3(a)	2006
FlatIron Crossing (50%)(ah)	72,500	—	—	—	2.30%	interest only	2004
FlatIron Crossing—Mezzanine (50%)(ai)	17,500	—	—	—	4.68%	interest only	2004
Hilton Village (50%)(aj)	4,719	—	—	—	5.39%	35(a)	2007
Promenade (50%)(ak)	2,617	—	—	—	5.39%	20(a)	2006
PVIC Ground Leases (50%)(al)	3,991	—	—	—	5.39%	28(a)	2006
PVOP II (50%)(am)	1,583	—	—	—	5.85%	12(a)	2009
Scottsdale Fashion Square—Series I (50%)(an)	84,024	—	—	—	5.39%	interest only	2007
Scottsdale Fashion Square—Series II (50%)(ao)	37,346	—	—	—	5.39%	interest only	2007
Shops at Gainey Village (50%)(ap)	11,342	—	—	—	3.44%	interest only	2004
Superstition Springs (33.33%)(aq)	16,401	—	—	—	2.28%	interest only	2004
Superstition Springs (33.33%)(aq)	4,908	—	—	—	5.39%	interest only	2006
Village Center (50%)(ar)	3,971	—	—	—	5.39%	31(a)	2006
Village Crossroads (50%)(as)	2,559	—	—	—	4.81%	19(a)	2005
Village Fair North (50%)(at)	6,193	—	—	—	5.89%	41(a)	2008

Subtotal—2002 Acquisition Joint Venture Centers	$371,377	—	—	—

Grand Total—Joint Venture Centers	$1,006,905	$77,413	$641,097	$79,652

Grand Total—All Centers	$2,669,799	$157,627	$1,798,727	$161,534

Less unamortized debt premiums	35,847	—	13,512	—

Grand Total—excluding unamortized debt premiums	$2,633,952	$157,627	$1,785,215	$161,534

(a)
This represents the monthly payment of principal and interest.

(b)
On May 2, 2001, the Company refinanced the debt on Capitola Mall. The prior loan was paid in full and a new note was issued for $48,500 bearing interest at a fixed rate of 7.13% and maturing May 15, 2011.

(c)
This amount represents the monthly payment of principal and interest. In addition, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property's gross receipts (as defined in the loan agreement) exceeds a base amount specified therein. Contingent interest expense recognized by the Company was $882, $584 and $417 for the years ended December 31, 2002, 2001 and 2000, respectively.

(d)
This note was issued at a discount. The discount is being amortized over the life of the loan using the effective interest method. At December 31, 2002 and December 31, 2001, the unamortized discount was $264 and $297, respectively.

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

(h)
Concurrent with the acquisition of the mall, the Company placed a $108,000 loan bearing interest at LIBOR plus 1.15% and maturing July 1, 2004 with three consecutive one year options. $92,000 of the loan is at LIBOR plus 0.7% and $16,000 is at LIBOR plus 3.75%. This variable rate debt is covered by an interest rate cap agreement over two years which effectively prevents the LIBOR interest rate from exceeding 7.10%. At December 31, 2002, the total weighted average interest rate was 2.58%.

Macerich 2002 Financial Statements    73

(i)
At December 31, 2002, the unamortized premium was $1,417.

(j)
On October 21, 2002, the Company refinanced the debt on Chandler Fashion Center. The prior loan was paid in full and a new note was issued for $184,000 bearing interest at a fixed rate of 5.48% and maturing November 1, 2012.

(k)
At December 31, 2002, the unamortized premium was $878.

(l)
This represents a construction loan which shall not exceed $51,000 bearing interest at LIBOR plus 2.0%. At December 31, 2002, the total interest rate was 3.4%.

(m)
At December 31, 2002, the unamortized premium was $3,150.

(n)
At December 31, 2002, the unamortized premium was $1,857.

(o)
At December 31, 2002, the unamortized premium was $1,638.

(p)
This represents a construction loan which shall not exceed $46,300 bearing interest at LIBOR plus 2.25%. At December 31, 2002, the total interest rate was 3.5%.

(q)
At December 31, 2002, the unamortized premium was $592.

(r)
At December 31, 2002, the unamortized premium was $287.

(s)
At December 31, 2002, the unamortized premium was $245.

(t)
At December 31, 2002, the unamortized premium was $302.

(u)
Reflects the Company's pro rata share of debt.

(v)
This loan was interest only until December 31, 2001. Effective January 1, 2002, monthly principal and interest of $450 are payable through maturity. The debt is cross-collateralized by Kitsap Mall and Kitsap Place.

(w)
In connection with the acquisition of this property, the joint venture assumed $127,000 of collateralized fixed rate notes (the "Notes"). The Notes bear interest at an average fixed rate of 7.20% and mature in August 2005. The Notes require the joint venture to deposit all cash flow from the property operations with a trustee to meet its obligations under the Notes. Cash in excess of the required amount, as defined, is released. Included in cash and cash equivalents is $750 of restricted cash deposited with the trustee at December 31, 2002 and December 31, 2001

(x)
On July 28, 2000, the joint venture placed a $16,125 floating rate note on the property bearing interest at LIBOR plus 2.25% and maturing July 2003. At December 31, 2002 and December 31, 2001, the total interest rate was 3.75% and 4.38%, respectively.

(y)
In connection with the acquisition of these Centers, the joint venture assumed $485,000 of mortgage notes payable which are collateralized by the properties. At acquisition, the $300,000 fixed rate portion of this debt reflected a fair value of $322,700, which included an unamortized premium of $22,700. This premium is being amortized as interest expense over the life of the loan using the effective interest method. At December 31, 2002 and December 31, 2001, the unamortized balance of the debt premium was $10,744 and $13,512, respectively. This debt is due in May 2006 and requires monthly payments of $1,852. $184,500 of this debt is due in May 2003 and requires monthly interest payments at a variable weighted average rate (based on LIBOR) of 1.92% and 2.39% at December 31, 2002 and December 31, 2001, respectively. This variable rate debt is covered by interest rate cap agreements, which effectively prevents the interest rate from exceeding 11.53%. Management of this joint venture expects to be successful in refinancing 184,500 of debt which is due in May 2003.

On April 12, 2000, the joint venture issued $138,500 of additional mortgage notes, which are collateralized by the properties and are due in May 2006. $57,100 of this debt requires fixed monthly interest payments of $387 at a weighted average rate of 8.13% while the floating rate notes of $81,400 require

74     Macerich 2002 Financial Statements

  monthly interest payments at a variable weighted average rate (based on LIBOR) of 1.79% and 2.27% at December 31, 2002 and December 31, 2001, respectively. This variable rate debt is covered by an interest rate cap agreement which effectively prevents the interest rate from exceeding 11.83%.

(z)
At December 31, 2002, the unamortized premium was $35.

(aa)
At December 31, 2002, the unamortized premium was $968.

(ab)
This represents a construction loan which shall not exceed $13,300 bearing interest at LIBOR plus 2.25%. At December 31, 2002, the weighted average interest rate was 3.57%.

(ac)
At December 31, 2002, the unamortized premium was $1,893.

(ad)
This represents a construction loan which shall not exceed $35,000 bearing interest at LIBOR plus 1.60%. At December 31, 2002, the total interest rate was 3.04%.

(ae)
This represents a construction loan which shall not exceed $17,000 bearing interest at LIBOR plus 2.0%. At December 31, 2002, the total interest rate was 3.55%.

(af)
This note originally matured on October 1, 2002. The Company has extended this note to January 1, 2005 at a fixed interest rate of 5.42%.

(ag)
This note was assumed at acquisition. The loan consists of 14 tranches, with a range of maturities from 36 months (with two 18-month extension options) to 60 months. The variable rate debt ranges from LIBOR plus 60 basis points to LIBOR plus 250 basis points, and fixed rate debt ranges from 5.01% to 6.18%. An interest rate swap was entered into to convert $1,482 of floating rate debt with a weighted average interest rate of 3.97% to a fixed rate of 5.39%. The interest rate swap has been designated as a hedge in accordance with SFAS 133. Additionally, interest rate caps were entered into on a portion of the debt and reverse interest rate caps were simultaneously sold to offset the effect of the interest rate cap agreements. These interest rate caps do not qualify for hedge accounting in accordance with SFAS 133.

(ah)
The property has a permanent interest only loan bearing interest at LIBOR plus 0.92%. At December 31, 2002, the total interest rate was 2.30%. This variable rate debt is covered by an interest rate cap agreement which effectively prevents the interest rate from exceeding 8%.

(ai)
This loan is interest only bearing interest at LIBOR plus 3.30%. At December 31, 2002, the total interest rate was 4.68%. The loan is collateralized by the Company's interest in the FlatIron Crossing Shopping Center. This variable rate debt is covered by an interest rate cap agreement which effectively prevents the interest rate from exceeding 8%.

(aj)
At December 31, 2002, the unamortized premium was $474.

(ak)
At December 31, 2002, the unamortized premium was $262.

(al)
At December 31, 2002, the unamortized premium was $200.

(am)
At December 31, 2002, the unamortized premium was $117.

(an)
At December 31, 2002, the unamortized premium was $6,024.

(ao)
At December 31, 2002, the unamortized premium was $4,093.

(ap)
This represents a construction loan which shall not exceed $23,300 bearing interest at LIBOR plus 2.0%. At December 31, 2002, the total interest rate was 3.44%.

(aq)
This note was assumed at acquisition. The loan consists of 14 tranches, with a range of maturities from 36 months (with two 18-month extension options) to 60 months. The variable rate debt ranges from LIBOR plus 60 basis points to LIBOR plus 250 basis points, and fixed rate debt ranges from 5.01% to

Macerich 2002 Financial Statements    75

  6.18%. An interest rate swap was entered into to convert $11,363 of floating rate debt with a weighted average interest rate of 3.97% to a fixed rate of 5.39%. The interest rate swap has been designated as a hedge in accordance with SFAS 133. Additionally, interest rate caps were entered into on a portion of the debt and reverse interest rate caps were simultaneously sold to offset the effect of the interest rate cap agreements. These interest rate caps do not qualify for hedge accounting in accordance with SFAS 133.

(ar)
At December 31, 2002, the unamortized premium was $227.

(as)
At December 31, 2002, the unamortized premium was $176.

(at)
At December 31, 2002, the unamortized premium was $268.

Certain mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

Total interest expense capitalized, including the pro rata share of joint ventures of $895, $909 and $1,407 (in 2002, 2001 and 2000, respectively), during 2002, 2001 and 2000 was $8,707, $6,561 and $8,619, respectively.

The fair value of mortgage notes payable, including the pro rata share of joint ventures of $1,083,313 and $721,084 at December 31, 2002 and December 31, 2001, respectively, is estimated to be approximately $2,826,539 and $1,983,183, respectively, based on current interest rates for comparable loans.

The above debt matures as follows:

Years Ending December 31,	Wholly-Owned Centers	Joint Venture Centers (at pro rata share)	Total

2003	$34,826	$114,263	$149,089
2004	296,078	154,000	450,078
2005	30,310	96,013	126,323
2006	97,106	154,167	251,273
2007	128,815	125,523	254,338
2008 and beyond	1,155,973	440,352	1,596,325

	$1,743,108	$1,084,318	$2,827,426

76     Macerich 2002 Financial Statements

7.    Bank and Other Notes Payable:

The Company had a credit facility of $200,000 with a maturity of July 26, 2002 with a right to extend the facility for one year subject to certain conditions. The interest rate on such credit facility fluctuated between 1.35% and 1.80% over LIBOR depending on leverage levels. As of December 31, 2001, $159,000 of borrowings were outstanding under this line of credit at interest rates of 3.65%. On July 26, 2002, the Company replaced the $200,000 credit facility with a new $425,000 revolving line of credit. This increased revolving line of credit has a three-year term plus a one-year extension. The interest rate fluctuates from LIBOR plus 1.75% to LIBOR plus 3.00% depending on the Company's overall leverage level. As of December 31, 2002, $344,000 of borrowings were outstanding under this credit facility at an average interest rate of 4.72%. The Company, through its acquisition of Westcor, has an interest rate swap with a $50,000 notional amount. The swap matures December 1, 2003, and was designated as a cash flow hedge. This swap will serve to reduce exposure to interest rate risk effectively converting the LIBOR rate on $50,000 of the Company's variable interest rate borrowings to a rate of 3.215%. The swap is reported at fair value, with changes in fair value recorded as a component of other comprehensive income. Net receipts or payments under the agreement will be recorded as an adjustment to interest expense.

Concurrent with the acquisition of Westcor (See Note 20), the Company placed a $380,000 interim loan with a term of up to six months plus two six-month extension options bearing interest at an average rate of LIBOR plus 3.25% and a $250,000 term loan with a maturity of three years with two one-year extension options and with an interest rate ranging from LIBOR plus 2.75% to LIBOR plus 3.00% depending on the Company's overall leverage level. On November 27, 2002, the entire interim loan was paid off from the proceeds of the November 2002 equity offering (See Note 19). At December 31, 2002, $204,800 of the term loan was outstanding at an interest rate of 4.78%.

Additionally, as of December 31, 2002, the Company has obtained $7,220 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

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

Macerich 2002 Financial Statements    77

8.    Convertible Debentures:

During 1997, the Company issued and sold $161,400 of its convertible subordinated debentures (the "Debentures"). The Debentures, which were sold at par, bore interest at 7.25% annually (payable semi-annually) and were convertible into common stock at any time, on or after 60 days, from the date of issue at a conversion price of $31.125 per share. In November and December 2000, the Company purchased and retired $10,552 of the Debentures. The Company recorded a gain on early extinguishment of debt of $1,018 related to the transaction. In December 2001, the Company purchased and retired an additional $25,700 of the Debentures. The Debentures matured on December 15, 2002 and were callable by the Company after June 15, 2002 at par plus accrued interest. On December 13, 2002, the Debentures were repaid in full with the Company's revolving credit facility.

9.    Related-Party Transactions:

The Company engaged the Macerich Management Companies to manage the operations of certain properties and unconsolidated joint ventures. During 2002, 2001 and 2000, management fees of $0, $757 and $3,094, respectively, were paid to the Macerich Management Companies by the Company. During 2002, 2001 and 2000, management fees of $7,920, $7,640 and $7,322, respectively, were paid to the Macerich Management Companies by the joint ventures. For the period July 27, 2002 to December 31, 2002, management fees of $2,791 for the unconsolidated entities were paid to the Westcor Management Companies by the Company.

Certain mortgage notes are held by one of the Company's joint venture partners. Interest expense in connection with these notes was $5,815, $6,935 and $10,106 for the years ended December 31, 2002, 2001 and 2000, respectively. Included in accounts payables and accrued expense is interest payable to these partners of $257 and $263 at December 31, 2002 and 2001, respectively.

As of December 31, 2002, the Company has loans to unconsolidated joint ventures of $28,533. These loans represent initial funds advanced to development stage projects prior to construction loan fundings. Correspondingly, loans payable from unconsolidated joint ventures in this same amount have been accrued as an obligation of various joint ventures.

In 1997 and 1999, certain executive officers received loans from the Company totaling $6,500. These loans are full recourse to the executives and $6,000 of the loans were issued under the terms of the employee stock incentive plan, bear interest at 7%, are due in 2007 and 2009 and are collateralized by Company common stock owned by the executives. On February 9, 2000, $300 of the $6,000 of these loans was forgiven with respect to three of these officers and charged to compensation expense. On April 2, 2002, $2,700 of these loans were paid off in full by three of these officers. The $500 loan issued in 1997 was a non-interest bearing note forgiven ratably over a five year term. These loans receivable totaling $3,000 and $5,189 are included in other assets at December 31, 2002 and 2001, respectively.

78     Macerich 2002 Financial Statements

Certain Company officers and affiliates have guaranteed mortgages of $21,750 at one of the Company's joint venture properties and $2,000 at Greeley Mall.

10.    Future Rental Revenues:

Under existing noncancellable operating lease agreements, tenants are committed to pay the following minimum rental payments to the Company:

Years Ending December 31,

2003	$245,211
2004	242,179
2005	220,430
2006	197,005
2007	172,913
2008 and beyond	715,671

$1,793,409

11.    Commitments and Contingencies:

The Company has certain properties subject to noncancellable operating ground leases. The leases expire at various times through 2098, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined. Ground rent expenses were $1,252, $396 and $345 for the years ended December 31, 2002, 2001 and 2000, respectively. No contingent rent was incurred for the years ended December 31, 2002, 2001 and 2000.

Minimum future rental payments required under the leases are as follows:

Years Ending December 31,

2003	$2,266
2004	2,276
2005	2,276
2006	2,277
2007	2,277
2008 and beyond	219,622

$230,994

The Company is currently redeveloping Queens Center. Total costs are expected to be between $250,000 and $275,000, of which the Company has already incurred $59,561 for the year ended December 31, 2002.

Macerich 2002 Financial Statements    79

Perchloroethylene ("PCE") has been detected in soil and groundwater in the vicinity of a dry cleaning establishment at North Valley Plaza, formerly owned by a joint venture of which the Company was a 50% member. The property was sold on December 18, 1997. The California Department of Toxic Substances Control ("DTSC") advised the Company in 1995 that very low levels of Dichloroethylene ("1,2 DCE"), a degradation byproduct of PCE, had been detected in a municipal water well located 1/4 mile west of the dry cleaners, and that the dry cleaning facility may have contributed to the introduction of 1,2 DCE into the water well. According to DTSC, the maximum contaminant level ("MCL") for 1,2 DCE which is permitted in drinking water is 6 parts per billion ("ppb"). The 1,2 DCE was detected in the water well at a concentration of 1.2 ppb, which is below the MCL. The Company has retained an environmental consultant and has initiated extensive testing of the site. The joint venture agreed (between itself and the buyer) that it would be responsible for continuing to pursue the investigation and remediation of impacted soil and groundwater resulting from releases of PCE from the former dry cleaner. A total of $211, $68 and $187 have already been incurred by the joint venture for remediation, professional and legal fees for the years ending December 31, 2002, 2001 and 2000, respectively. The joint venture has been sharing costs with former owners of the property.

The Company acquired Fresno Fashion Fair in December 1996. Asbestos has been detected in structural fireproofing throughout much of the Center. Testing data conducted by professional environmental consulting firms indicates that the fireproofing is largely inaccessible to building occupants and is well adhered to the structural members. Additionally, airborne concentrations of asbestos were well within OSHA's permissible exposure limit (PEL) of .1 fcc. The accounting for this acquisition included a reserve of $3,300 to cover future removal of this asbestos, as necessary. The Company incurred $247, $148 and $26 in remediation costs for the years ending December 31, 2002, 2001 and 2000, respectively. An additional $2,362 remains reserved at December 31, 2002.

Dry cleaning chemicals have been detected in soil and groundwater in the vicinity of a former dry cleaning establishment at Bristol Center. The Santa Ana Regional Water Quality Control Board ("RWQCB") has been notified of the release. The Company has retained an environmental consultant who assessed and characterized the extent of the chemicals that are present in soil and groundwater and has developed a remedial action plan, which was approved by the RWQCB. The Company has subsequently completed the remediation activities of the site in accordance with the approved workplan and has submitted a closure report requesting no futher action. A reserve was established in 2002 for $680 of which $212 was paid in 2002.

12.    Profit Sharing Plan:

The Macerich Management Companies and the Company have a retirement profit sharing plan that was established in 1984 covering substantially all of their eligible employees. The plan is qualified in accordance with section 401(a) of the Internal Revenue Code. Effective January 1, 1995, this plan was modified to include a 401(k) plan whereby employees can elect to defer compensation subject to

80     Macerich 2002 Financial Statements

Internal Revenue Service withholding rules. This plan was further amended effective February 1, 1999, to add the Macerich Company Common Stock Fund as a new investment alternative under the plan. A total of 150,000 shares of common stock were reserved for issuance under the plan. Contributions by the Macerich Management Companies are made at the discretion of the Board of Directors and are based upon a specified percentage of employee compensation. The Macerich Management Companies and the Company contributed $1,059, $923 and $833 to the plan during the years ended December 31, 2002, 2001 and 2000, respectively.

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

In addition, the Company had established a plan for non-employee directors. The non-employee director options have a term of ten years from the grant date, vest six months after grant and are issued at the market value of the common stock on the grant date. The plan reserved 50,000 shares of which all shares were granted as of December 31, 2001.

The Company issued 972,176 shares of restricted stock under the employees stock incentive plans to executives as of December 31, 2002. These awards are granted based on certain performance criteria for the Company. The restricted stock generally vests over 3 to 5 years and the compensation expense related to these grants is determined by the market value at the grant date and is amortized over the vesting period on a straight-line basis. As of December 31, 2002 and 2001, 442,450 and 289,482 shares, respectively, of restricted stock had vested. A total of 262,082 shares at a weighted average price of $30.19 were issued in 2002, a total of 151,602 shares at a weighted average price of $21.95 were issued in 2001, and a total of 169,556 shares at a weighted average price of $20.125 were issued in 2000. Restricted stock is subject to restrictions determined by the Company's compensation committee. Restricted stock has the same dividend and voting rights as common stock and is considered issued when vested. Compensation expense for restricted stock was $4,784, $3,911 and $2,220 in 2002, 2001 and 2000, respectively.

Approximately 2,465,454 and 1,214,940 of additional shares were reserved and were available for issuance under the stock incentive plans at December 31, 2002 and 2001, respectively. One of the stock plans with 2,147,283 shares reserved for issuance will terminate March 3, 2004. The plans allow for, among other things, granting options or restricted stock at market value.

Macerich 2002 Financial Statements    81

The following table summarizes all stock options granted, exercised or forfeited under the employee and director plans over the last three years:

	Incentive Stock Option Plans		Non-Employee Director Plan
						Weighted Average Exercise Price On Exercisable Options At Year End
					# of Options Exercisable At Year End
	Shares	Option Price Per Share	Shares	Option Price Per Share

Shares outstanding at December 31, 1999	2,399,561	$19.00-$27.38	35,500	$19.00-$28.50	1,536,473	$21.72

Granted	60,000	$19.813-$20.313	5,000	$19.813
Exercised	(15,000)	$19.00	—

Shares outstanding at December 31, 2000	2,444,561	$19.00-$27.38	40,500	$19.00-$28.50	1,934,680	$21.91

Granted	22,500	$26.600	2,500	$26.600
Exercised	(248,489)	$19.00	—
Forfeited	(433,500)	$19.00-$27.38	—

Shares outstanding at December 31, 2001	1,785,072	$19.00-$27.38	43,000	$19.00-$28.50	1,609,740	$21.56

Granted	25,000	$30.75	—
Exercised	(215,573)	$19.00-$26.88	—

Shares outstanding at December 31, 2002	1,594,499	$19.00-$30.75	43,000	$19.00-$28.50	1,599,165	$22.07

The weighted average exercise price for options granted in 2000 was $20.12, in 2001 was $26.60, and $30.75 in 2002.

The weighted average remaining contractual life for options outstanding at December 31, 2002 was 5 years and the weighted average remaining contractual life for options exercisable at December 31, 2001 was 5 years.

The Company recorded options granted using Accounting Principles Board (APB) opinion Number 25, "Accounting for Stock Issued to Employees and Related Interpretations" through December 31, 2001. As discussed in Note 2, effective January 1, 2002, the Company adopted the fair value provisions of SFAS 123 and will expense all stock options issued subsequent to January 1, 2002. The following table reconciles net income available to common stockholders and earnings per common share ("EPS"), as reported, to pro forma net income available to common stockholders and EPS as if the Company had recorded compensation expense using the methodology prescribed in SFAS 123, "Accounting for Stock-Based Compensation." These pro forma amounts may not be

82     Macerich 2002 Financial Statements

representative of the initial impact of adopting SFAS 123 since, as amended, it permits alternative methods of adoption (table in thousands):

	2002(1)	2001	2000

Net income available to common stockholders, as reported	N/A	$58,035	$37,971
Deduct: Pro-forma expense as if stock options were charged against income	N/A	(32)	(471)

Pro-forma net income available to common stockholders using the fair value method	N/A	$58,003	$37,500

Diluted EPS:
Diluted EPS, as reported	N/A	$1.72	$1.11

Pro-forma diluted EPS using the fair value method	N/A	$1.72	$1.10

Basic EPS:
Basic EPS, as reported	N/A	$1.72	$1.11

Pro-forma basic EPS using the fair value method	N/A	$1.72	$1.11

(1)
On December 31, 2002, the Company granted 25,000 stock options. The expense as determined under SFAS 123 was not material to the consolidated financial statements.

The weighted average fair value of options granted during 2002, 2001 and 2000 were $1.63, $0.98 and $1.27, respectively. The fair value of each option grant issued in 2002, 2001 and 2000 is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (a) dividend yield of 7.22% in 2002, 9.75% in 2001 and 10.2% in 2000, (b) expected volatility of the Company's stock of 16.68% in 2002, 17.31% in 2001 and 20.35% in 2000, (c) a risk-free interest rate based on U.S. Zero Coupon Bonds with time of maturity approximately equal to the options' expected time to exercise and (d) expected option lives of five years for options granted in 2002, 2001 and 2000.

Macerich 2002 Financial Statements    83

14.    Deferred Compensation Plans:

The Company has established deferred compensation plans under which key executives of the Company may elect to defer receiving a portion of their cash compensation otherwise payable in one calendar year until a later year. The Company may, as determined by the Board of Directors at its sole discretion, credit a participant's account with an amount equal to a percentage of the participant's deferral. The Company contributed $546, $461 and $387 to the plans during the years ended December 31, 2002, 2001 and 2000, respectively.

In addition, certain executives have split dollar life insurance agreements with the Company whereby the Company generally pays annual premiums on a life insurance policy in an amount equal to the executives deferral under one of the Company's deferred compensation plans. Since July 30, 2002, the effective date of the Sarbanes-Oxley Act of 2002, the Company has suspended premium payments on the policies due to the uncertainty as to whether such payments are permitted under Sarbanes-Oxley.

15.    Stock Repurchase Program:

On November 10, 2000, the Company's Board of Directors approved a stock repurchase program of up to 3.4 million shares of common stock. As of December 31, 2000, the Company repurchased 564,000 shares of its common stock at an average price of $19.02 per share. No shares were repurchased under this program by the Company in 2002 or 2001.

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

On June 16, 1998, the Company issued 5,487,471 shares of Series B cumulative convertible redeemable preferred stock ("Series B Preferred Stock") for proceeds totaling $150,000 in a private placement. The preferred stock can be converted on a one for one basis into common stock and will pay a quarterly dividend equal to the greater of $0.46 per share, or the dividend then payable on a share of common stock.

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

84     Macerich 2002 Financial Statements

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

17.    Quarterly Financial Data (Unaudited):

The following is a summary of periodic results of operations for 2002 and 2001:

	2002 Quarter Ended				2001 Quarter Ended
	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31

Revenues	$121,323	$101,543	$79,108	$76,950	$93,233	$82,886	$80,691	$77,763
Income before minority interest and extraordinary items	$38,805	$21,895	$3,847	$14,240	$54,042	$17,245	$13,907	$13,564
Income (loss) before extraordinary items	$35,951	$12,546	($1,277)	$17,350	$37,370	$9,267	$6,827	$6,605
Net income (loss)—available to common stockholders	$33,216	$11,676	($1,277)	$17,350	$35,523	$9,267	$6,826	$6,419
Income before extraordinary items and cumulative effect of change in accounting principle per share	$0.90	$0.34	($0.04)	$0.50	$0.97	$0.27	$0.20	$0.20
Net income (loss)—available to common stockholders per share-basic	$0.85	$0.32	($0.04)	$0.50	$1.05	$0.27	$0.20	$0.20

18.    Segment Information:

During 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 established standards for disclosure about operating segments and related disclosures about products and services, geographic areas and major customers. The Company currently operates in one business segment, the acquisition, ownership, development, redevelopment, management and leasing of regional and community shopping centers. Additionally, the Company operates in one geographic area, the United States.

19.    Common Stock Offerings:

On February 28, 2002, the Company issued 1,968,957 common shares with total net proceeds of $51,941. The proceeds from the sale of the common shares were used principally to finance a portion of the Queens Center expansion and redevelopment project and for general corporate purposes.

On November 27, 2002, the Company issued 15,200,000 common shares with total net proceeds of $420,300. The proceeds of the offering were used to pay off a $380,000 interim loan incurred concurrent with the Westcor acquisition and a portion of other acquisition debt (See Note 20).

Macerich 2002 Financial Statements    85

20.    Westcor Acquisition:

On July 26, 2002, the Operating Partnership acquired Westcor Realty Limited Partnership and its affiliated companies ("Westcor"). Westcor is the dominant owner, operator and developer of regional malls and specialty retail assets in the greater Phoenix area. The total purchase price was approximately $1,475,000 including the assumption of $733,000 in existing debt and the issuance of approximately $72,000 of convertible preferred operating partnership units at a price of $36.55 per unit. Additionally, $18,910 of partnership units of Westcor Realty Limited Partnership were issued to limited partners of Westcor which, subject to certain conditions, can be converted on a one for one basis into operating partnership units of the Operating Partnership. The balance of the purchase price was paid in cash which was provided primarily from a $380,000 interim loan with a term of up to six months plus two six-month extension options bearing interest at an average rate of LIBOR plus 3.25% and a $250,000 term loan with a maturity of up to five years with an interest rate ranging from LIBOR plus 2.75% to LIBOR plus 3.00% depending on the Company's overall leverage level.

On an unaudited pro forma basis, reflecting the acquisition of Westcor as if it had occurred on January 1, 2001 and 2002, the Company would have reflected net income available to common stockholders of $54,417 and $33,873 for the twelve months ended December 31, 2002 and 2001 respectively. Net income available to common stockholders on a diluted per share basis would be $1.52 and $1.11 for the twelve months ended December 31, 2002 and 2001, respectively. Total consolidated revenues of the Company would have been $448,475 and $388,235 for the twelve months ended December 31, 2002 and 2001, respectively.

The condensed balance sheet of Westcor presented below is as of the date of acquisition:

Property, net	$769,362
Investments in unconsolidated joint ventures	363,600
Other assets	37,155

Total assets	$1,170,117

Mortgage notes payable	$373,453
Other liabilities	33,924

Total liabilities	407,377

Total partners' capital	762,740

Total liabilities and partners' capital	$1,170,117

The purchase price allocation adjustments included in the Company's balance sheet as of December 31, 2002 are based on information available at this time. Subsequent adjustments to the allocation may be made based on additional information.

86     Macerich 2002 Financial Statements

21.    Subsequent Events:

On February 12, 2003, a dividend/distribution of $0.57 per share was declared for common stockholders and OP Unit holders of record on February 24, 2003. In addition, the Company declared a dividend of $0.57 on the Company's Series A Preferred Stock and a dividend of $0.57 on the Company's Series B Preferred Stock. All dividends/distributions will be payable on March 7, 2003.

On January 2, 2003, the Company sold its 67% interest in Paradise Village Gateway for approximately $29,400. The proceeds from the sale were used to repay a portion of the Company's term loan.

On January 31, 2003, the Company purchased its joint venture partner's 50% interest in FlatIron Crossing. The purchase price consisted of approximately $68.3 million in cash plus the assumption of the joint venture partner's share of debt.

Macerich 2002 Financial Statements    87

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Trustees and Stockholders of
Pacific Premier Retail Trust:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the financial position of Pacific Premier Retail Trust (the "Trust") at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule of the Trust listed in the index appearing under Item 15(a)(4) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2000, the Trust adopted Staff Accounting Bulletin 101.

PricewaterhouseCoopers LLP February 13, 2003

88     Macerich 2002 Financial Statements

PACIFIC PREMIER RETAIL TRUST

(A Maryland Real Estate Investment Trust)

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2002	2001

ASSETS
Property, net	$985,691	$1,001,032
Cash and cash equivalents	1,528	6,727
Tenant receivables,net	6,119	8,347
Deferred rent receivables	9,247	7,888
Deferred charges, less accumulated amortization of $3,018 and $1,977 at December 31, 2002 and 2001, respectively	6,017	4,879
Other assets	2,053	1,404

Total assets	$1,010,655	$1,030,277

LIABILITIES AND STOCKHOLDERS' EQUITY:
Mortgage notes payable:
Related parties	$83,994	$86,910
Others	607,021	614,746

Total	691,015	701,656
Accounts payable	155	1,416
Accrued interest payable	2,424	3,598
Accrued real estate taxes	2,515	2,468
Tenant security deposits	1,288	1,278
Other accrued liabilities	6,028	4,605
Due to related parties	459	863

Total liabilities	703,884	715,884

Commitments and contingencies (Note 8)
Stockholders' equity:
Series A redeemable preferred stock, $.01 par value, 625 shares authorized, issued and outstanding at December 31, 2002 and December 31, 2001	—	—
Series B redeemable preferred stock, $.01 par value, 219,611 shares authorized, issued and outstanding at December 31, 2002 and December 31, 2001	2	2
Additional paid-in capital	307,613	307,613
Accumulated (deficit) earnings	(844)	6,778

Total stockholders' equity	306,771	314,393

Total liabilities and stockholders' equity	$1,010,655	$1,030,277

Macerich 2002 Financial Statements    89

PACIFIC PREMIER RETAIL TRUST

(A Maryland Real Estate Investment Trust)

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2002, 2001 and 2000

(Dollars in thousands)

	2002	2001	2000

Revenues:
Minimum rents	$103,824	$100,315	$94,496
Percentage rents	5,407	6,140	5,872
Tenant recoveries	39,930	37,604	34,187
Other	2,044	1,950	1,605

Total revenues	151,205	146,009	136,160

Expenses:
Interest	48,330	48,569	46,527
Depreciation and amortization	23,784	22,817	20,238
Maintenance and repairs	10,056	9,757	9,051
Real estate taxes	11,248	11,028	10,317
Management fees	5,196	4,952	4,584
General and administrative	2,665	2,909	2,280
Ground rent	1,114	1,157	634
Insurance	2,175	1,485	891
Marketing	551	824	895
Utilities	6,900	6,002	4,978
Security	4,252	3,892	3,524

Total expenses	116,271	113,392	103,919

Income before gain on sale of asset, minority interest, extraordinary item and cumulative effect of a change in accounting principle	34,934	32,617	32,241
Gain on sale of asset	4,431	—	—
Minority interest	(95)	(82)	(63)
Extraordinary gain (loss) on early extinguishment of debt	—	69	(375)
Cumulative effect of change in accounting principle	—	—	(397)

Net income	$39,270	$32,604	$31,406

The accompanying notes are an integral part of these financial statements.

90     Macerich 2002 Financial Statements

PACIFIC PREMIER RETAIL TRUST

(A Maryland Real Estate Investment Trust)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2002, 2001 and 2000

(Dollars in thousands, except share data)

	Common Stock (# of shares)	Preferred Stock (# of shares)	Common Stock Par Value	Additional Paid in Capital	Accumulated Earnings	Total Stockholders' Equity

Balance December 31, 1999	219,611	625	$2	$307,613	$2,581	$310,196
Distributions paid to Macerich PPR Corp.					(16,645)	(16,645)
Distributions paid to Ontario Teachers' Pension Plan Board					(16,098)	(16,098)
Other distributions paid					(75)	(75)
Net income					31,406	31,406

Balance December 31, 2000	219,611	625	2	307,613	1,169	308,784
Distributions paid to Macerich PPR Corp.					(13,677)	(13,677)
Distributiions paid to Ontario Teachers Pension Plan Board					(13,243)	(13,243)
Other distributions paid					(75)	(75)
Net income					32,604	32,604

Balance December 31, 2001	219,611	625	2	307,613	6,778	314,393
Distributions paid to Macerich PPR Corp.					(23,801)	(23,801)
Distributions paid to Ontario Teachers' Pension Plan Board					(23,016)	(23,016)
Other distributions paid					(75)	(75)
Net income					39,270	39,270

Balance December 31, 2002	219,611	625	$2	$307,613	($844)	$306,771

The accompanying notes are an integral part of these financial statements.

Macerich 2002 Financial Statements    91

PACIFIC PREMIER RETAIL TRUST

(A Maryland Real Estate Investment Trust)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2002, 2001 and 2000

(Dollars in thousands)

	For the years ended December 31,
	2002	2001	2000

Cash flows from operating activities:
Net income	$39,270	$32,604	$31,406

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,784	22,817	20,238
Gain on sale of asset	(4,431)	—	—
Minority interest	95	82	63
Extraordinary (gain) loss on early extinguishment of debt	—	(69)	375
Cumulative effect of change in accounting principle	—	—	397
Changes in assets and liabilities:
Tenant receivables, net	2,228	1,409	(3,360)
Deferred rent receivables	(1,359)	(2,082)	(3,305)
Other assets	(649)	(792)	166
Accounts payable	(1,261)	(1,108)	(562)
Accrued interest payable	(1,174)	(107)	149
Accrued real estate taxes	47	982	574
Tenant security deposits	10	107	153
Other accrued liabilities	1,423	1,098	(5,830)
Due to related parties	(404)	(939)	323

Total adjustments	18,309	21,398	9,381

Net cash flows provided by operating activities	57,579	54,002	40,787

Cash flows from investing activities:
Acquisition of property and improvements	(8,195)	(21,119)	(36,284)
Deferred leasing costs	(2,613)	(2,287)	(2,372)
Proceeds from sale of assets	5,593	—	—

Net cash flows used in investing activities	(5,215)	(23,406)	(38,656)

Cash flows from financing activities:
Proceeds from notes payable	—	—	163,188
Payments on notes payable	(10,641)	(9,024)	(123,670)
Distributions	(46,517)	(26,620)	(32,443)
Preferred dividends paid	(375)	(375)	(375)
Deferred finance costs	(30)	(24)	(952)

Net cash flows (used in) provided by financing activities	(57,563)	(36,043)	5,748

Net (decrease) increase in cash	(5,199)	(5,447)	7,879
Cash, beginning of period	6,727	12,174	4,295

Cash, end of year	$1,528	$6,727	$12,174

Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$49,504	$48,676	$46,378

The accompanying notes are an integral part of these financial statements.

92     Macerich 2002 Financial Statements

PACIFIC PREMIER RETAIL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

1.    Organization and Basis of Presentation:

On February 18, 1999, Macerich PPR Corp. (the "Corp"), an indirect wholly-owned subsidiary of The Macerich Company (the "Company"), and Ontario Teachers' Pension Plan Board ("Ontario Teachers") acquired a portfolio of properties in the first of a two-phase acquisition and formed the Pacific Premier Retail Trust (the "Trust").

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

Macerich 2002 Financial Statements    93

The properties as of December 31, 2002 and their locations are as follows:

Cascade Mall	Burlington, Washington
Creekside Crossing Mall	Redmond, Washington
Cross Court Plaza	Burlington, Washington
Kitsap Mall	Silverdale, Washington
Kitsap Place Mall	Silverdale, Washington
Lakewood Mall	Lakewood, California
Los Cerritos Center	Cerritos, California
Northpoint Plaza	Silverdale, Washington
Redmond Towne Center	Redmond, Washington
Redmond Office	Redmond, Washington
Stonewood Mall	Downey, California
Washington Square Mall	Portland, Oregon
Washington Square Too	Portland, Oregon

2.    Summary of Significant Accounting Policies:

Cash and Cash Equivalents:

The Trust considers all highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents, for which cost approximates fair value. Included in cash is restricted cash of $2,496 and $2,366 at December 31, 2002 and 2001, respectively.

Tenant Receivables:

Included in tenant receivables are accrued overage rents of $2,208 and $2,700 and an allowance for doubtful accounts of $671 and $596 at December 31, 2002 and 2001, respectively.

Revenues:

Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight-lining of rent adjustment." Rental income was increased by $1,361, $2,082 and $3,306 in 2002, 2001 and 2000, respectively, due to the straight-lining of rents. Percentage rents are recognized on an accrual basis in accordance with Staff Accounting Bulletin 101. Recoveries from tenants for real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred.

Property:

Costs related to the redevelopment, construction and improvement of properties are capitalized. Interest incurred or imputed on redevelopment and construction projects are capitalized until construction is substantially complete.

94     Macerich 2002 Financial Statements

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

The Trust assesses whether there has been an impairment in the value of its long-lived assets by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenants' ability to perform their duties and pay rent under the terms of the leases. The Trust may recognize an impairment loss if the income stream is not sufficient to cover its investment. Such a loss would be determined as the difference between the carrying value and the fair value of a property. Management believes no such impairment has occurred in its net property carrying values at December 31, 2002 and 2001.

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

Macerich 2002 Financial Statements    95

regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Trust qualifies for taxation as a REIT, the Trust may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income, if any.

The following table reconciles net income to taxable income for the years ended December 31:

	2002	2001	2000

Net income	$39,270	$32,604	$31,406
Add: Book depreciation and amortization	23,784	22,817	20,238
Less: Tax depreciation and amortization	(25,360)	(23,415)	(21,820)
Other book/tax differences, net(1)	1,418	(2,775)	(6,774)

Taxable income	$39,112	$29,231	$23,050

(1)
Primarily due to timing differences relating to straight-line rents and prepaid rents.

For income tax purposes, distributions consist of ordinary income, capital gains, return of capital or a combination thereof. The following table details the components of the distributions for the years ended December 31:

	2002		2001		2000

Ordinary income	$163.61	77.2%	$121.21	100.0%	$122.74	81.0%
Capital gains	20.78	9.9%	—	0.0%	—	0.0%
Return of capital	27.42	12.9%	—	0.0%	28.79	19.0%

Dividends paid or payable	$211.81	100.0%	$121.21	100.0%	$151.53	100.0%

Accounting Pronouncements:

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which became effective for periods beginning after December 15, 1999. This bulletin modified the timing of revenue recognition for percentage rent received from tenants. This change will defer recognition of a significant amount of percentage rent for the first three calendar quarters into the fourth quarter. The Trust applied this change in accounting principle as of January 1, 2000. The cumulative effect of this change in accounting principle at the adoption date of January 1, 2000 was approximately $397.

In May 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections" ("SFAS 145"), which is effective for fiscal years beginning after May 15, 2002. SFAS 145 rescinds SFAS 4, SFAS 44 and SFAS 64 and amends SFAS 13 to modify the accounting for sales-leaseback transactions. SFAS 4 required the classification

96     Macerich 2002 Financial Statements

of gains and losses resulting from extinguishment of debt to be classified as extraordinary items. SFAS 64 amended SFAS 4 and is no longer necessary because SFAS 4 has been rescinded. The Trust expects to reclassify a gain (loss) of $69 and ($375) for the years ending December 31, 2001 and 2000, respectively, from extraordinary items to continuing operations upon adoption of SFAS 145 on January 1, 2003.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Trust does not believe that the adoption of SFAS No. 146 will have a material impact on its consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Trust is reviewing the provisions of this Interpretation relating to initial recognition and measurement of guarantor liabilities, which are effective for qualifying guarantees entered into or modified after December 31, 2002, but does not expect it to have a material impact on the Trust's financial statements.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51." FIN 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: 1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, and 2) the equity investors lack an essential characteristic of a controlling financial interest. The Trust has not evaluated the effect FIN 46 will have on its consolidated financial statements.

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

Macerich 2002 Financial Statements    97

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

One tenant represented 12.0%, 12.1% and 12.8% of total minimum rents in place as of December 31, 2002, 2001 and 2000, respectively. No other tenant represented more than 3.4%, 3.5% and 3.8% of total minimum rents as of December 31, 2002, 2001 and 2000, respectively.

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

3.    Property:

Property is summarized as follows:

	December 31,
	2002	2001

Land	$237,754	$237,754
Building improvements	804,435	803,615
Tenant improvements	6,144	4,180
Equipment & furnishings	3,923	2,921
Construction in progress	7,129	3,978

	1,059,385	1,052,448
Less accumulated depreciation	(73,694)	(51,416)

	$985,691	$1,001,032

Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $22,278, $21,571 and $19,543, respectively.

98     Macerich 2002 Financial Statements

4. Mortgage Notes Payable:

Mortgage notes payable at December 31, 2002 and 2001 consist of the following:

	Carrying Amount of Notes
	2002		2001
Property Pledged as Collateral	Other	Related Party	Other	Related Party	Interest Rate	Payment Terms	Maturity Date

Cascade Mall	$23,496	—	$24,788	—	6.50%	239(a)	2014
Kitsap Mall/Kitsap Place(b)	60,453	—	61,000	—	8.06%	450(a)	2010
Lakewood Mall(c)	127,000	—	127,000	—	7.20%	interest only	2005
Lakewood Mall (d)	16,125	—	16,125	—	3.75%	interest only	2003
Los Cerritos Center	114,778	—	116,441	—	7.13%	826(a)	2006
North Point Plaza	3,273	—	3,425	—	6.50%	31(a)	2015
Redmond Town Center — Retail	60,608	—	61,890	—	6.50%	439(a)	2011
Redmond Town Center — Office		$83,994	—	$86,910	6.77%	726(a)	2009
Stonewood Mall	77,750	—	77,750	—	7.41%	539(a)	2010
Washington Square	112,080	—	114,390	—	6.70%	825(a)	2009
Washington Square Too	11,458	—	11,937	—	6.50%	104(a)	2016

Total	$607,021	$83,994	$614,746	$86,910

(a)
This represents the monthly payment of principal and interest.

(b)
This new loan is interest only until December 31, 2001. Effective January 1, 2002, monthly principal and interest of $450 will be payable through maturity. The new debt is cross-collateralized by Kitsap Mall and Kitsap Place.

(c)
In connection with the acquisition of this property, the Trust assumed $127,000 of collateralized fixed rate notes (the "Notes"). The Notes bear interest at an average fixed rate of 7.20% and mature in August 2005. The Notes require the Trust to deposit all cash flow from the property operations with a trustee to meet its obligations under the Notes. Cash in excess of the required amount, as defined, is released. Included in cash and cash equivalents is $750 of restricted cash deposited with the trustee at December 31, 2002 and 2001.

(d)
On July 28, 2000, the Trust placed a $16,125 floating rate note on the property bearing interest at LIBOR plus 2.25% and maturing July 2003. At December 31, 2002 and 2001, the total interest rate was 3.75% and 4.38%, respectively.

Certain mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

Total interest costs capitalized for the years ended December 31, 2002, 2001 and 2000 were $353, $1,202 and $1,905, respectively.

Macerich 2002 Financial Statements    99

The fair value of mortgage notes payable at December 31, 2002 and 2001 is estimated to be approximately $697,639 and $701,624, respectively, based on interest rates for comparable loans. The above debt matures as follows:

Years Ending December 31,

2003	$28,111
2004	12,806
2005	140,718
2006	121,517
2007	13,421
2008 and beyond	374,442

$691,015

5.    Related Party Transactions:

The Trust engages the Macerich Management Company (the "Management Company"), a preferred stock subsidiary of the Company, to manage the operations of the Trust. The Management Company provides property management, leasing, corporate, redevelopment and acquisitions services to the properties of the Trust. In consideration of these services, the Management Company receives monthly management fees ranging from 1.0% to 4.0% of the gross monthly rental revenue of the properties managed. During the years ended 2002, 2001 and 2000, the Trust incurred management fees of $5,196, $4,952 and $4,584, respectively, to the Management Company.

A mortgage note collateralized by the office component of Redmond Town Center is held by one of the Company's joint venture partners. In connection with this note, interest expense was $5,778, $5,973 and $4,953 during the years ended December 31, 2002, 2001 and 2000, respectively. Additionally, $0, $0 and $386 of interest costs were capitalized during the years ended December 31, 2002, 2001 and 2000, respectively, in relation to this note.

6.    Future Rental Revenues:

Under existing noncancellable operating lease agreements, tenants are committed to pay the following minimum rental payments to the Trust:

2003	$98,152
2004	93,103
2005	84,266
2006	76,266
2007	69,670
Thereafter	270,934

$692,391

100     Macerich 2002 Financial Statements

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

8.    Commitments:

The Trust has certain properties subject to noncancellable operating ground leases. The leases expire at various times through 2069, subject in some cases to options to extend the terms of the lease. Ground rent expense, net of amounts capitalized, was $1,114, $1,157 and $634 for the years ended December 31, 2002, 2001 and 2000, respectively.

Minimum future rental payments required under the leases are as follows:

Years Ending December 31,

2003	$1,145
2004	1,145
2005	1,145
2006	1,145
2007	1,145
Thereafter	61,595

$67,320

Macerich 2002 Financial Statements    101

Independent Auditors' Report

The Partners
SDG Macerich Properties, L.P.:

We have audited the accompanying balance sheets of SDG Macerich Properties, L.P. as of December 31, 2002 and 2001, and the related statements of operations, cash flows, and partners' equity for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the financial statements, we have also audited the related financial statement schedule (Schedule III). These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SDG Macerich Properties, L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule (Schedule III), when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2(a) to the financial statements, the Partnership changed its method of accounting for overage rents in 2000.

KPMG LLP

Indianapolis, Indiana
February 5, 2003

102     Macerich 2002 Financial Statements

SDG MACERICH PROPERTIES, L.P.

BALANCE SHEETS

As of December 31, 2002 and 2001

(Dollars in thousands)

	2002	2001

ASSETS
Properties:
Land	$199,736	199,962
Buildings and improvements	851,487	845,083
Equipment and furnishings	2,161	2,125

	1,053,384	1,047,170
Less accumulated depreciation	111,967	86,892

	941,417	960,278
Cash and cash equivalents	14,424	9,425
Tenant receivables, including accrued revenue, less allowance for doubtful accounts of $804 and $1,043	19,939	23,814
Due from affiliates	90	51
Deferred financing costs, net of accumulated amortization of $1,179 and $750	1,395	1,822
Prepaid real estate taxes and other assets	1,810	2,898

	$979,075	998,288

LIABILITIES AND PARTNERS' EQUITY
Mortgage notes payable	$633,744	636,512
Accounts payable	9,799	9,341
Due to affiliates	832	176
Accrued real estate taxes	15,626	15,229
Accrued interest expense	1,560	1,575
Accrued management fee	424	432
Other liabilities	244	989

	662,229	664,254
Partners' equity	316,846	334,034

	$979,075	998,288

See accompanying notes to financial statements.

Macerich 2002 Financial Statements    103

SDG MACERICH PROPERTIES, L.P.

STATEMENTS OF OPERATIONS

Years ended December 31, 2002, 2001 and 2000

(Dollars in thousands)

	2002	2001	2000

Revenues:
Minimum rents	$94,956	93,628	91,333
Overage rents	5,156	5,994	5,848
Tenant recoveries	48,212	47,814	47,593
Other	2,756	3,141	2,599

	151,080	150,577	147,373

Expenses:
Property operations	19,675	18,740	17,955
Depreciation of properties	25,152	24,941	23,201
Real estate taxes	19,242	18,339	18,464
Repairs and maintenance	8,486	9,206	8,577
Advertising and promotion	6,451	6,816	6,843
Management fees	4,052	3,964	3,762
Provision (recoveries) for credit losses, net	300	(107)	1,289
Interest on mortgage notes	30,517	37,183	40,477
Other	646	868	584

	114,521	119,950	121,152

Income before cumulative effect of a change in accounting principle	36,559	30,627	26,221
Cumulative effect of a change in accounting for derivative instruments in 2001 and overage rents in 2000	—	(256)	(1,053)

Net income	$36,559	30,371	25,168

See accompanying notes to financial statements.

104     Macerich 2002 Financial Statements

SDG MACERICH PROPERTIES, L.P.
STATEMENTS OF CASH FLOWS
Years ended December 31, 2002, 2001 and 2000
(Dollars in thousands)

	2002	2001	2000

Cash flows from operating activities:
Net income	$36,559	$30,371	25,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of properties	25,152	24,941	23,201
Amortization of debt premium	(2,768)	(2,602)	(2,451)
Amortization of financing costs	344	429	358
Change in tenant receivables	3,875	(3,307)	192
Other items	1,792	2,022	(1,481)

Net cash provided by operating activities	64,954	51,854	44,987

Cash flows from investing activities:
Additions to properties	(7,289)	(15,779)	(14,819)
Proceeds from sale of land and building	998	—	424

Net cash used by investing activities	(6,291)	(15,779)	(14,395)

Cash flows from financing activities:
Payments on mortgage note	—	—	(500)
Proceeds from mortgage notes payable	—	—	138,500
Deferred financing costs	—	—	(2,866)
Distributions to partners, net of $800 non-cash in 2000	(53,664)	(33,738)	(166,970)

Net cash provided by financing activities	(53,664)	(33,738)	(31,836)

Net change in cash and cash equivalents	4,999	2,337	(1,244)
Cash and cash equivalents at beginning of period	9,425	7,088	8,332

Cash and cash equivalents at end of year	$14,424	$9,425	$7,088

Supplemental cash flow information:
Cash payments for interest	$33,089	$39,912	$42,231

See accompanying notes to financial statements.

Macerich 2002 Financial Statements    105

SDG MACERICH PROPERTIES, L.P.

STATEMENTS OF PARTNERS' EQUITY

Years ended December 31, 2002, 2001 and 2000

(Dollars in thousands)

Percentage ownership interest	Simon Property Group, Inc. affiliates 50%	The Macerich Company affiliates 50%	Accumulated other comprehensive income (loss)	Total 100%

Balance at December 31, 1999	239,914	239,915	—	479,829
Net income	12,584	12,584	—	25,168
Distributions	(83,885)	(83,885)	—	(167,770)

Balance at December 31, 2000	168,613	168,614	—	337,227
Net income	15,186	15,185	—	30,371
Other comprehensive income:
Transition adjustment resulting from adoption of SFAS No. 133	—	—	80	80
Derivative financial instruments	—	—	94	94

Total comprehensive income				30,545
Distributions	(16,869)	(16,869)		(33,738)

Balance at December 31, 2001	166,930	166,930	174	334,034

Net income	18,280	18,279	—	36,559
Other comprehensive income:
Derivative financial instruments	—	—	(83)	(83)

Total comprehensive income				36,476
Distributions	(26,832)	(26,832)		(53,664)

Balance at December 31, 2002	$158,378	158,377	91	316,846

See accompanying notes to financial statements.

106     Macerich 2002 Financial Statements

SDG MACERICH PROPERTIES, L.P.

NOTES TO FINANCIAL STATEMENTS

December 31, 2002, 2001 and 2000

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

Macerich 2002 Financial Statements    107

effect at December 31, 2002, fixed minimum rents to be received in each of the next five years and thereafter are summarized as follows:

2003	$76,909
2004	69,511
2005	57,769
2006	49,585
2007	40,867
Thereafter	135,109

$429,750

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

Tenant recoveries for real estate taxes and common area maintenance are adjusted annually based on actual expenses, and the related revenues are recognized in the year in which the expenses are incurred. Charges for other operating expenses are billed monthly with periodic adjustments based on estimated utility usage and/or a current price index, and the related revenues are recognized as the amounts are billed and as adjustments become determinable.

(b) Cash Equivalents

All highly liquid debt instruments purchased with original maturities of three months or less are considered to be cash equivalents.

108     Macerich 2002 Financial Statements

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

The Partnership assesses whether there has been an impairment in the value of a property by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenants' ability to perform their duties and pay rent under the terms of the leases. The Partnership would recognize an impairment loss if the estimated future income stream of a property is not sufficient to recover its investment. Such a loss would be the difference between the carrying value and the fair value of a property. Management believes no impairment in the net carrying values of its properties have occurred.

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

Macerich 2002 Financial Statements    109

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

On an ongoing quarterly basis, the Partnership adjusts its balance sheet to reflect the current fair value of its derivatives. Changes in the fair value of derivatives are recorded each period in income or comprehensive income, depending on whether the derivative is designated and effective as part of a hedged transaction, and on the type of hedge transaction. To the extent that the change in value of a derivative does not perfectly offset the change in value of the instrument being hedged, the ineffective portion of the hedge is immediately recognized in income. Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to income. This reclassification occurs when the hedged items are also recognized in income. The Partnership has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.

To determine the fair value of derivative instruments, the Partnership uses standard market conventions and techniques such as discounted cash flow analysis, option pricing models, and termination cost at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

(3)    Mortgage Notes Payable and Fair Value of Financial Instruments

In connection with the acquisition of the properties in 1998, the Partnership assumed $485,000 of mortgage notes secured by the properties. The notes consist of $300,000 of debt that is due in May 2006 and requires monthly interest payments at a fixed weighted average rate of 7.41% and $185,000 of debt that is due in May 2003 and requires monthly interest payments at a variable weighted average rate (based on LIBOR) of 1.92% and 2.39% at December 31, 2002 and 2001, respectively. The variable rate debt is covered by interest cap agreements that effectively prevents the variable rate from exceeding 11.53% (see note 5). In March 2000, the Partnership made a principal payment of $500 on the variable rate debt in order to obtain $138,500 of additional mortgage financing.

110     Macerich 2002 Financial Statements

The fair value assigned to the $300,000 fixed-rate debt at the acquisition date based on an estimated market interest rate of 6.23% was $322,711, with the resulting debt premium being amortized to interest expense over the remaining term of the debt using a level yield method. At December 31, 2002 and 2001, the unamortized balance of the debt premium was $10,744 and $13,512, respectively.

On April 12, 2000, the Partnership obtained $138,500 of additional mortgage financing which is also secured by the properties. The notes consist of $57,100 of debt that requires monthly interest payments at a fixed weighted average rate of 8.13% and $81,400 of debt that requires monthly interest payments at a variable weighted average rate (based on LIBOR) of 1.79% and 2.27% at December 31, 2002 and 2001, respectively. All of the notes mature on May 15, 2006. The variable rate debt is covered by an interest cap agreement that effectively prevents the variable rate from exceeding 11.83% (see note 5).

The fair value of the fixed-rate debt of $357,100 at December 31, 2002 and 2001 based on an interest rate of 4.04% and 6.43%, respectively, is estimated to be $396,752 and $372,100, respectively. The carrying value of the variable-rate debt of $265,900 and the Partnership's other financial instruments are estimated to approximate their fair values.

Management of the Partnership expects the Partnership will be successful in refinancing the $184,500 of debt which is due in May 2003.

Interest costs of $195 were capitalized in 2000 as a component of the cost of major development projects.

(4)    Related Party Transactions

Management fees incurred in 2002, 2001 and 2000 totaled $2,071, $1,973 and $1,900, respectively, for the Simon-managed properties and $1,981, $1,991 and $1,862, respectively, for the Macerich-managed properties, both based on a fee of 4% of gross receipts, as defined.

Due from affiliates and due to affiliates on the accompanying balance sheets represent amounts due to or from the Partnership to Simon or Macerich or an affiliate of Simon or Macerich in the normal course of operations of the shopping center properties. At December 31, 2002, due to affiliates includes $797 due to Macerich related to insurance premiums for the Macerich-managed properties.

(5)    Cumulative Effect of Accounting Change

Effective January 1, 2001, the Partnership adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended in June of 2000 by SFAS 138, Accounting for Derivative Instruments and Hedging Activities. SFAS 133, as amended, establishes accounting and reporting

Macerich 2002 Financial Statements    111

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

As of December 31, 2002 and 2001, the Partnership has recorded derivatives at their fair values of $73 and $156, respectively, included in other assets. These derivatives consist of interest rate cap agreements with a total notional amount of $266,400, with maturity dates ranging from May 2003 to May 2006. The Partnership's exposure to market risk due to changes in interest rates relates to the Partnership's long-term debt obligations. Through its risk management strategy, the Partnership manages exposure to interest rate market risk by interest rate protection agreements to effectively cap a portion of variable rate debt. The Partnership's intent is to minimize its exposure to potential significant increases in interest rates. The Partnership does not enter into interest rate protection agreements for speculative purposes.

(6)    Contingent Liability

The Partnership is not currently involved with any litigation other than routine and administrative proceedings arising in the ordinary course of business. On the basis of consultation with counsel, management believes that these items will not have a material adverse impact on the Partnership's financial statements taken as a whole.

112     Macerich 2002 Financial Statements

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002
(Dollars in thousands)

Schedule III. Real Estate and Accumulated Depreciation

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
	Land	Building and Improvements	Equipment and Furnishings	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Furniture, Fixtures and Equipment	Construction in Progress	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation

Shopping Centers/Entities:
Bristol Shopping Center	$132	$11,587	$0	$1,625	$132	$13,197	$0	$15	$13,344	$7,731	$5,613
Capitola Mall	11,312	46,689	0	3,823	11,309	50,415	100	0	61,824	9,498	52,326
Carmel Plaza	9,080	36,354	0	1,797	9,080	38,025	44	82	47,231	4,427	42,804
Chesterfield Towne Center	18,517	72,936	2	19,261	18,517	89,968	2,213	18	110,716	26,291	84,425
Citadel, The	21,600	86,711	0	5,581	21,600	91,409	576	307	113,892	13,150	100,742
Corte Madera, Village at	24,433	97,821	0	3,534	24,433	101,107	189	59	125,788	12,045	113,743
County East Mall	4,096	20,317	1,425	8,806	4,099	29,230	849	466	34,644	15,048	19,596
Crossroads Mall-Boulder	50	37,793	64	53,729	21,616	42,437	192	27,391	91,636	27,655	63,981
Crossroads Mall-Oklahoma	10,279	43,486	291	15,075	12,797	54,807	397	1,130	69,131	15,052	54,079
Fresno Fashion Fair	17,966	72,194	0	1,068	17,966	71,737	171	1,354	91,228	11,394	79,834
Great Falls Marketplace	2,960	11,840	0	669	3,090	12,379	0	0	15,469	1,578	13,891
Greeley Mall	5,601	12,648	13	10,589	5,601	22,038	175	1,037	28,851	13,569	15,282
Green Tree Mall	4,947	14,925	332	25,037	4,947	39,698	596	0	45,241	27,147	18,094
Holiday Village Mall	3,491	18,229	138	19,083	5,268	35,281	261	131	40,941	25,064	15,877
Northgate Mall	8,400	34,865	841	21,910	8,400	56,026	1,058	532	66,016	26,661	39,355
Northwest Arkansas Mall	18,800	75,358	0	2,164	18,800	77,233	246	43	96,322	8,457	87,865
Pacific View	8,697	8,696	0	105,381	7,854	114,500	418	2	122,774	8,523	114,251
Panorama Mall	2,000	28,323	306	0	2,000	28,323	306	0	30,629	9,101	21,528
Parklane Mall	2,311	15,612	173	16,861	2,426	25,344	443	6,744	34,957	19,850	15,107
Queens Center	21,460	86,631	8	62,599	21,454	89,022	661	59,561	170,698	16,204	154,494
Rimrock Mall	8,737	35,652	0	5,556	8,737	40,816	279	113	49,945	7,125	42,820
Salisbury, The Center at	15,290	63,474	31	2,905	15,284	65,820	596	0	81,700	13,378	68,322
Santa Monica Place	26,400	105,600	0	5,800	26,400	109,549	1,391	460	137,800	9,027	128,773
South Plains Mall	23,100	92,728	0	4,900	23,100	96,565	939	124	120,728	11,905	108,823
South Towne Center	19,600	78,954	0	8,775	19,454	87,017	428	430	107,329	14,257	93,072
Valley View Center	17,100	68,687	0	20,784	18,091	76,549	1,438	10,493	106,571	14,065	92,506
Vintage Faire Mall	14,902	60,532	0	16,867	14,298	77,000	1,003	0	92,301	11,844	80,457
Westside Pavilion	34,100	136,819	0	14,658	34,099	148,448	2,217	814	185,578	18,703	166,875
The Macerich Partnership, L.P.	451	1,844	0	7,275	216	7,163	2,191	0	9,570	404	9,166
Macerich Property
Management Company, LLC	0	0	2,808	0	0	0	2,808	0	2,808	1,422	1,386
2002 Acquisition Centers:
The Oaks	33,049	132,448	0	294	33,049	132,510	21	211	165,791	1,855	163,936
Borgata	3,749	36,399	0	66	3,749	36,465	0	0	40,214	400	39,814
Chandler Fashion Center	25,166	274,807	0	631	25,166	275,403	35	0	300,604	2,732	297,872
Flagstaff Mall	5,337	35,730	0	256	5,337	35,317	33	636	41,323	419	40,904
FlatIron Peripheral	6,205	0	0	(50)	6,155	0	0	0	6,155	0	6,155
La Encantada	12,800	19,699	0	6,384	12,800	4,700	0	21,383	38,883	0	38,883
Midcor V (NVPC Peripheral)	1,703	0	0	(23)	1,680	0	0	0	1,680	0	1,680
Paradise Valley Mall	24,753	143,805	0	607	24,753	144,003	409	0	169,165	1,597	167,568
Paradise Village Gateway	7,189	38,638	0	65	7,189	38,703	0	0	45,892	530	45,362
Prescott Gateway	5,484	50,711	0	1,607	5,484	52,277	41	0	57,802	750	57,052
Superstition Springs Power Center	1,622	4,931	0	0	1,622	4,931	0	0	6,553	54	6,499
Supersition Springs Peripheral	700	0	0	0	700	0	0	0	700	0	700
Village Plaza	3,415	10,059	0	30	3,415	10,084	5	0	13,504	117	13,387
Village Square I	58	3,550	0	0	58	3,550	0	0	3,608	38	3,570
Village Square II	98	9,732	0	13	98	9,742	3	0	9,843	123	9,720
Westbar	18,292	23,668	0	1,016	18,292	24,684	0	0	42,976	289	42,687
Westcor Partners	390	0	0	163	390	0	163	0	553	14	539
Other	94	578	0	94	94	672	0	0	766	4	762

Total	$505,916	$2,262,060	$6,432	$477,265	$531,099	$2,564,144	$22,895	$133,536	$3,251,674	$409,497	$2,842,177

Macerich 2002 Financial Statements    113

Schedule III. Real Estate and Accumulated Depreciation: (Continued)

Depreciation and amortization of the Company's investment in buildings and improvements reflected in the statements of income are calculated over the estimated useful lives of the asset as follows:

Buildings and improvements	5-40 years
Tenant improvements	life of related lease
Equipment and furnishings	5-7 years

The changes in total real estate assets for the three years ended December 31, 2002 are as follows:

	2000	2001	2002

Balance, beginning of year	$2,174,535	$2,228,468	$2,227,833
Additions	53,933	81,506	1,037,757
Dispositions and retirements	—	(82,141)	(13,916)

Balance, end of year	$2,228,468	$2,227,833	$3,251,674

The changes in accumulated depreciation and amortization for the three years ended December 31, 2002 are as follows:

	2000	2001	2002

Balance, beginning of year	$243,120	$294,884	$340,504
Additions	51,764	56,121	78,957
Dispositions and retirements	—	(10,501)	(9,964)

Balance, end of year	$294,884	$340,504	$409,497

114     Macerich 2002 Financial Statements

PACIFIC PREMIER RETAIL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002
(Dollars in thousands)

Schedule III. Real Estate and Accumulated Depreciation

	Initial Cost to Company			Gross Amount at Which Carried at Close of Period
	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Furniture, Fixtures and Equipment	Construction in Progress	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation

Shopping Center Entities:
Cascade Mall	$8,200	$32,843	$1,957	$8,200	$34,040	$123	$637	$43,000	$3,472	$39,528
Creekside Crossing Mall	620	2,495	106	620	2,510	—	91	3,221	257	2,964
Cross Court Plaza	1,400	5,629	49	1,400	5,678	—	—	7,078	571	6,507
Kitsap Mall	13,590	56,672	1,496	13,590	57,881	136	151	71,758	6,021	65,737
Kitsap Place Mall	1,400	5,627	135	1,400	5,735	—	27	7,162	582	6,580
Lakewood Mall	48,025	112,059	40,569	48,025	150,998	1,620	10	200,653	11,811	188,842
Los Cerritos Center	57,000	133,000	3,100	57,000	134,577	1,480	43	193,100	11,751	181,349
Northpoint Plaza	1,400	5,627	31	1,400	5,657	1	—	7,058	564	6,494
Redmond Towne Center	18,381	73,868	12,540	16,942	81,652	108	6,087	104,789	8,112	96,677
Redmond Office	20,676	90,929	15,235	20,676	106,164	—	—	126,840	8,927	117,913
Stonewood Mall	30,902	72,104	1,704	30,901	73,602	207	0	104,710	6,191	98,519
Washington Square Mall	33,600	135,084	1,234	33,600	135,988	247	83	169,918	13,835	156,083
Washington Square Too	4,000	16,087	11	4,000	16,097	1	—	20,098	1,600	18,498

	$239,194	$742,024	$78,167	$237,754	$810,579	$3,923	$7,129	$1,059,385	$73,694	$985,691

Macerich 2002 Financial Statements    115

PACIFIC PREMIER RETAIL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

(Dollars in thousands)

Schedule III. Real Estate and Accumulated Depreciation: (Continued)

Depreciation and amortization of the Trusts's investment in buildings and improvements reflected in the statement of income are calculated over the estimated useful lives of the asset as follows:

Buildings and improvements	5-39 years
Tenant improvements	life of related lease
Equipment and furnishings	5-7 years

The changes in total real estate assets for the three years ended December 31, 2002 are as follows:

	2000	2001	2002

Balance, beginning of year	$995,045	$1,031,329	$1,052,448
Additions	36,284	21,119	6,937
Dispositions and retirements	—	—	—

Balance, end of year	$1,031,329	$1,052,448	$1,059,385

The changes in accumulated depreciation and amortization for the three years ended December 31, 2002 are as follows:

	2000	2001	2002

Balance, beginning of year	$10,302	$29,845	$51,416
Additions	19,543	21,571	22,278
Dispositions and retirements	—	—	—

Balance, end of year	$29,845	$51,416	$73,694

116     Macerich 2002 Financial Statements

SDG MACERICH PROPERTIES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002
(Dollars in thousands)

Schedule III. Real Estate and Accumulated Depreciation

		Initial Cost to Partnership				Gross Book Value at December 31, 2002
Shopping Center(1)	Location	Land	Building and Improvements	Equipment and Furnishings	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Equipment and Furnishings	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation

Mesa Mall	Grand Junction, Colorado	$11,155	44,635	—	3,805	11,155	48,360	80	6,511	53,084
Lake Square Mall	Leesburg, Florida	7,348	29,392	—	1,172	7,348	30,476	88	4,007	33,905
South Park Mall	Moline, Illinois	21,341	85,540	—	4,597	21,341	89,813	324	11,976	99,502
Eastland Mall	Evansville, Indiana	28,160	112,642	—	6,031	28,160	118,305	368	15,459	131,374
Lindale Mall	Cedar Rapids, Iowa	12,534	50,151	—	2,668	12,534	52,774	45	6,782	58,571
North Park Mall	Davenport, Iowa	17,210	69,042	—	7,480	17,210	76,116	406	9,558	84,174
South Ridge Mall	Des Moines, Iowa	11,524	46,097	—	5,501	12,112	50,891	119	7,056	56,066
Granite Run Mall	Media, Pennsylvania	26,147	104,671	—	3,457	26,147	107,804	324	13,690	120,585
Rushmore Mall	Rapid City, South Dakota	12,089	50,588	—	2,993	12,089	53,514	67	7,670	58,000
Empire Mall	Sioux Falls, South Dakota	23,706	94,860	—	10,626	23,697	105,395	100	14,073	115,119
Empire East	Sioux Falls, South Dakota	2,073	8,291	—	(1,061)	1,853	7,450	—	1,009	8,294
Southern Hills Mall	Sioux Falls, South Dakota	15,697	62,793	—	3,563	15,697	66,314	42	8,543	73,510
Valley Mall	Harrisonburg, Virginia	10,393	41,572	—	2,901	10,393	44,275	198	5,633	49,233

		$199,377	800,274	—	53,733	199,736	851,487	2,161	111,967	941,417

(1)
All of the shopping centers were acquired in 1998 and are encumbered by mortgage notes payable with a carrying value of $633,744 and $636,512 at December 31, 2002 and 2001.

Macerich 2002 Financial Statements    117

SDG MACERICH PROPERTIES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002
(Dollars in thousands)

Schedule III. Real Estate and Accumulated Depreciation: (Continued)

Depreciation and amortization of the Partnership's investment in shopping center properties reflected in the statement of operations are calculated over the estimated useful lives of the assets as follows:

Buildings and improvements	39 years
Tenant improvements	shorter of lease term or useful life
Equipment and furnishings	5-7 years

The changes in total shopping center properties for the three years ended December 31, 2002, 2001 and 2000 are as follows:

Balance at December 31, 1999	$1,016,807
Acquisitions in 2000	—
Additions in 2000	14,819
Disposals and retirements in 2000	(167)

Balance at December 31, 2000	1,031,459
Acquisitions in 2001	—
Additions in 2001	15,779
Disposals and retirements in 2001	(68)

Balance at December 31, 2001	1,047,170
Acquisitions in 2002	—
Additions in 2002	7,289
Disposals and retirements in 2002	(1,075)

Balance at December 31, 2002	$1,053,384

The changes in accumulated depreciation for the years ended December 31, 2002, 2001 and 2000 are as follows:

Balance at December 31, 1999	$38,818
Additions in 2000	23,201
Disposals and retirements in 2000	—

Balance at December 31, 2000	62,019
Additions in 2001	24,941
Disposals and retirements in 2001	(68)

Balance at December 31, 2001	86,892
Additions in 2002	25,152
Disposals and retirements in 2002	(77)

Balance at December 31, 2002	$111,967

118     Macerich 2002 Financial Statements

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

Signature	Capacity	Date

/s/ ARTHUR M. COPPOLA Arthur M. Coppola	President and Chief Executive Officer And Director	March 26, 2003
/s/ MACE SIEGEL Mace Siegel	Chairman of the Board	March 26, 2003
/s/ DANA K. ANDERSON Dana K. Anderson	Vice Chairman of the Board	March 26, 2003
/s/ EDWARD C. COPPOLA Edward C. Coppola	Executive Vice President	March 26, 2003
/s/ JAMES COWNIE James Cownie	Director	March 26, 2003
/s/ THEODORE HOCHSTIM Theodore Hochstim	Director	March 26, 2003
/s/ FREDERICK HUBBELL Frederick Hubbell	Director	March 26, 2003
/s/ STANLEY MOORE Stanley Moore	Director	March 26, 2003

Macerich 2002 Financial Statements    119

/s/ WILLIAM SEXTON William Sexton	Director	March 26, 2003
/s/ THOMAS E. O'HERN Thomas E. O'Hern	Executive Vice President, Treasurer and Chief Financial and Accounting Officer	March 26, 2003

120     Macerich 2002 Financial Statements

SECTION 302 CERTIFICATION

I, Arthur Coppola, certify that:

  1.
  I have reviewed this annual report on Form 10-K of The Macerich Company;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	/s/ ARTHUR COPPOLA [Signature]

President and Chief Executive Officer [Title]

Macerich 2002 Financial Statements    121

SECTION 302 CERTIFICATION, Continued:

I, Thomas E. O'Hern, certify that:

  1.
  I have reviewed this annual report on Form 10-K of The Macerich Company;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	/s/ THOMAS E. O'HERN [Signature]

Executive Vice President and Chief Financial Officer [Title]

122     Macerich 2002 Financial Statements

EXHIBIT INDEX

Exhibit Number	Description	Sequentially Numbered Page

3.1*	Articles of Amendment and Restatement of the Company
3.1.1**	Articles Supplementary of the Company
3.1.2***	Articles Supplementary of the Company (Series A Preferred Stock)
3.1.3****	Articles Supplementary of the Company (Series B Preferred Stock)
3.1.4###	Articles Supplementary of the Company (Series C Junior Participating Preferred Stock)
3.1.5*******	Articles Supplementary of the Company (Series D Preferred Stock)
3.2*****	Amended and Restated Bylaws of the Company
4.1*****	Form of Common Stock Certificate
4.2******	Form of Preferred Stock Certificate (Series A Preferred Stock)
4.2.1###	Form of Preferred Stock Certificate (Series B Preferred Stock)
4.2.2*****	Form of Preferred Stock Certificate (Series C Junior Participating Preferred Stock)
4.3*****	Agreement dated as of November 10, 1998 between the Company and First Chicago Trust Company of New York, as Rights Agent
10.1********	Amended and Restated Limited Partnership Agreement for the Operating Partnership dated as of March 16, 1994
10.1.1******	Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated June 27, 1997
10.1.2******	Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated November 16, 1997
10.1.3******	Fourth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated February 25, 1998
10.1.4******	Fifth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated February 26, 1998
10.1.5###	Sixth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated June 17, 1998
10.1.6###	Seventh Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated December 31, 1999

Macerich 2002 Financial Statements    123

10.1.7#######	Eighth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated November 9, 2000
10.1.8*******	Ninth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated July 26, 2002
10.2********	Employment Agreement between the Company and Mace Siegel dated as of March 16, 1994
10.2.1********	List of Omitted Employment Agreements
10.2.2******	Employment Agreement between Macerich Management Company and Larry Sidwell dated as of February 11, 1997
10.3******	The Macerich Company Amended and Restated 1994 Incentive Plan
10.4#	The Macerich Company 1994 Eligible Directors' Stock Option Plan
10.5#	The Macerich Company Deferred Compensation Plan
10.6#	The Macerich Company Deferred Compensation Plan for Mall Executives
10.7#####	The Macerich Company Eligible Directors' Deferred Compensation Plan/Phantom Stock Plan (as amended and restated as of June 30, 2000)
10.8********	The Macerich Company Executive Officer Salary Deferral Plan
10.9####	1999 Cash Bonus/Restricted Stock Program and Stock Unit Program under the Amended and Restated 1994 Incentive Plan (including the forms of the Award Agreements)
10.10********	Registration Rights Agreement, dated as of March 16, 1994, between the Company and The Northwestern Mutual Life Insurance Company
10.11********	Registration Rights Agreement, dated as of March 16, 1994, among the Company and Mace Siegel, Dana K. Anderson, Arthur M. Coppola and Edward C. Coppola
10.12*******	Registration Rights Agreement, dated as of March 16, 1994, among the Company, Richard M. Cohen and MRII Associates
10.13*******	Registration Rights Agreement dated as of June 27, 1997
10.14*******	Registration Rights Agreement dated as of February 25, 1998 between the Company and Security Capital Preferred Growth Incorporated
10.15********	Incidental Registration Rights Agreement dated March 16, 1994

124     Macerich 2002 Financial Statements

10.16******	Incidental Registration Rights Agreement dated as of July 21, 1994
10.17******	Incidental Registration Rights Agreement dated as of August 15, 1995
10.18******	Incidental Registration Rights Agreement dated as of December 21, 1995
10.18.1******	List of Incidental/Demand Registration Rights Agreements, Election Forms, Accredited/Non-Accredited Investors Certificates and Investor Certificates
10.19###	Registration Rights Agreement dated as of June 17, 1998 between the Company and the Ontario Teachers' Pension Plan Board
10.20###	Redemption, Registration Rights and Lock-Up Agreement dated as of July 24, 1998 between the Company and Harry S. Newman, Jr. and LeRoy H. Brettin
10.21********	Indemnification Agreement, dated as of March 16, 1994, between the Company and Mace Siegel
10.21.1********	List of Omitted Indemnification Agreements
10.22*******	Form of Registration Rights Agreement with Series D Preferred Unit Holders
10.22.1*******	List of Omitted Registration Rights Agreements
10.23##	$250,000,000 Term Loan Facility Credit Agreement by and among The Macerich Partnership, L.P. and various affiliates and Deutsche Bank Trust Company Americas, JPMorgan Chase Bank and other lenders dated as of July 26, 2002
10.24##	$425,000,000 Revolving Loan Facility Credit Agreement by and among The Macerich Partnership, L.P. and various affiliates and Deutsche Bank Trust Company Americas, JPMorgan Chase Bank and other lenders dated as of July 26, 2002
10.25******	Secured Full Recourse Promissory Note dated November 17, 1997 Due November 16, 2007 made by Edward C. Coppola to the order of the Company
10.25.1******	List of Omitted Secured Full Recourse Notes
10.26******	Stock Pledge Agreement dated as of November 17, 1997 made by Edward C. Coppola for the benefit of the Company
10.26.1******	List of omitted Stock Pledge Agreement
10.27******	Promissory Note dated as of May 2, 1997 made by David J. Contis to the order of Macerich Management Company

Macerich 2002 Financial Statements    125

10.28##	Form of Incidental Registration Rights Agreement between the Company and various investors dated as of July 26, 2002
10.28.1##	List of Omitted Incidental Registration Rights Agreements
10.29*#	Tax Matters Agreement dated as of July 26, 2002 between The Macerich Partnership L.P. and the Protected Partners
10.30######	Secured full recourse promissory note dated November 30, 1999 due November 29, 2009 made by Arthur M. Coppola to the order of the Company
10.31######	Stock Pledge Agreement dated as of November 30, 1999 made by Arthur M. Coppola for the benefit of the Company
10.32#######	The Macerich Company 2000 Incentive Plan effective as of November 9, 2000 (including 2000 Cash Bonus/Restricted Stock Program and Stock Unit Program and Award Agreements)
10.33#######	Form of Stock Option Agreements under the 2000 Incentive Plan
10.34########	Option/Unrestricted Share Exchange Agreement Dated as of March 31, 2001 between the Company and David J. Contis
10.35########	Option/Stock Unit Exchange Agreement Dated as of March 31, 2001 between the Company and Larry E. Sidwell
10.36########	Amendments to the Amended and Restated 1994 Incentive Plan dated as of March 31, 2001
10.37########	Amendments to the 2000 Incentive Plan dated March 31, 2001
10.38**#	Management Continuity Agreement dated March 15, 2002 between David Contis and the Company
10.39**#	List of Omitted Management Continuity Agreements
10.40******	Partnership Agreement of S.M Portfolio Ltd. Partnership
21.1	List of Subsidiaries
23.1	Consent of Independent Accountants (PricewaterhouseCoopers LLP)
23.2	Consent of Independent Auditors (KPMG LLP)
99.1	Section 906 Certification of Arthur Coppola, Chief Executive Officer
99.2	Section 906 Certification of Thomas O'Hern, Chief Financial Officer

*	Previously filed as an exhibit to the Company's Registration Statement on Form S-11, as amended (No. 33-68964), and incorporated herein by reference.
**	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date May 30, 1995, and incorporated herein by reference.

126     Macerich 2002 Financial Statements

***	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date February 25, 1998, and incorporated herein by reference.
****	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date June 17, 1998, and incorporated herein by reference.
*****	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date November 10, 1998, as amended, and incorporated herein by reference.
******	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.
*******	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date July 26, 2002, and incorporated herein by reference.
********	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
#	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference.
##	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.
###	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.
####	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.
#####	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, and incorporated herein by reference.
######	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.
#######	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.
########	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference.
*#	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.
**#	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

Macerich 2002 Financial Statements    127

QuickLinks

PART I.
Item I. Business
Business of the Company
Item 2. Properties
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
Item 10. Directors and Executive Officers of the Company.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures
PART IV
Item 15. Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K
REPORT OF INDEPENDENT ACCOUNTANTS
REPORT OF INDEPENDENT ACCOUNTANTS
Independent Auditors' Report
Schedule III. Real Estate and Accumulated Depreciation: (Continued)
SIGNATURES