Form 10-Q
period 2003-03-31
MACERICH CO
filed 2003-05-14
CIK 912242

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 2003

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

Common stock, par value $.01 per share: 52,492,382 shares
Number of shares outstanding of the registrant's common stock, as of May 6, 2003.

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

Form 10-Q

INDEX

		Page
Part I:	Financial Information
Item 1.	Financial Statements
	Consolidated balance sheets of the Company as of March 31, 2003 and December 31, 2002	1
	Consolidated statements of operations of the Company for the periods from January 1 through March 31, 2003 and 2002	2
	Consolidated statements of cash flows of the Company for the periods from January 1 through March 31, 2003 and 2002	3
	Notes to consolidated financial statements	4 to 18
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19 to 31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	32
Part II:	Other Information
Item 1.	Legal Proceedings	33
Item 2.	Changes in Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Submission of Matters to a Vote of Security Holders	33
Item 5.	Other Information	33
Item 6.	Exhibits and Reports on Form 8-K	33
	Signatures	34
	Certifications	35-36

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	March 31, 2003	December 31, 2002
ASSETS
Property, net	$3,127,902	$2,842,177
Cash and cash equivalents	105,754	53,559
Tenant receivables, including accrued overage rents of $888 in 2003 and $4,846 in 2002	50,124	47,741
Deferred charges and other assets, net	60,327	71,547
Loans to unconsolidated joint ventures	36,304	28,533
Due from affiliates	—	1,318
Investments in unconsolidated joint ventures and the management companies	553,437	617,205

Total assets	3,933,848	3,662,080

LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY:
Mortgage notes payable:
Related parties	$97,419	$80,214
Others	1,870,875	1,662,894

Total	1,968,294	1,743,108
Bank notes payable	586,800	548,800
Accounts payable and accrued expenses	36,154	30,555
Due to affiliates	10,039	—
Other accrued liabilities	79,045	67,791
Preferred stock dividend payable	5,195	5,195

Total liabilities	2,685,527	2,395,449

Minority interest	211,392	221,497

Commitments and contingencies (Note 9)
Series A cumulative convertible redeemable preferred stock, $.01 par value, 3,627,131 shares authorized, issued and outstanding at March 31, 2003 and December 31, 2002	98,934	98,934
Series B cumulative convertible redeemable preferred stock, $.01 par value, 5,487,471 shares authorized, issued and outstanding at March 31, 2003 and December 31, 2002	148,402	148,402

	247,336	247,336

Common stockholders' equity:
Common stock, $.01 par value, 145,000,000 shares authorized, 51,843,652 and 51,490,929 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	518	514
Additional paid-in capital	847,421	835,900
Accumulated deficit	(35,022)	(23,870)
Accumulated other comprehensive loss	(4,293)	(4,811)
Unamortized restricted stock	(19,031)	(9,935)

Total common stockholders' equity	789,593	797,798

Total liabilities, preferred stock and common stockholders' equity	$3,933,848	$3,662,080

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2003	2002
REVENUES:
Minimum rents	$72,137	$48,565
Percentage rents	1,710	1,297
Tenant recoveries	37,018	24,639
Other	4,092	2,449

Total revenues	114,957	76,950

EXPENSES:
Shopping center and operating expenses	39,362	25,698
REIT general and administrative expenses	2,336	1,533

	41,698	27,231

Interest expense:
Related parties	1,415	1,445
Others	32,593	23,679

Total interest expense	34,008	25,124

Depreciation and amortization	23,914	16,509
Equity in income of unconsolidated joint ventures and the management companies	14,466	6,306
Gain (loss) on sale of assets	128	(152)

Income of the Operating Partnership from continuing operations before minority interest	29,931	14,240
Discontinued operations:
(Loss) gain on sale of asset	(166)	13,408
Income from discontinued operations	—	288

Income before minority interest	29,765	27,936
Less: Minority interest	5,145	5,573

Net income	24,620	22,363
Less: Preferred dividends	5,195	5,013

Net income available to common stockholders	$19,425	$17,350

Earnings per common share—basic:
Income from continuing operations	$0.38	$0.20
Discontinued operations	0.00	0.30

Net income per share available to common stockholders	$0.38	$0.50

Weighted average number of common shares outstanding—basic	51,773,000	34,734,000

Earnings per common share—diluted:
Income from continuing operations	$0.37	$0.20
Discontinued operations	0.00	0.30

Net income per share-available to common stockholders	$0.37	$0.50

Weighted average number of common shares outstanding—diluted	65,923,000	45,887,000

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the three months ended March 31,
	2003	2002
Cash flows from operating activities:
Net income-available to common stockholders	$19,425	$17,350
Preferred dividends	5,195	5,013

Net income	24,620	22,363

Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sale of assets	(128)	152
Discontinued operations gain (loss) on sale of assets	166	(13,408)
Depreciation and amortization	23,914	16,624
Amortization of net (premium) discount on trust deed note payable	(558)	8
Minority interest	5,145	5,573
Changes in assets and liabilities:
Tenant receivables, net	(1,911)	7,166
Other assets	10,634	1,962
Accounts payable and accrued expenses	2,199	(828)
Due to affiliates	11,280	1,273
Other liabilities	4,326	(1,292)

Total adjustments	55,067	17,230

Net cash provided by operating activities	79,687	39,593

Cash flows from investing activities:
Acquisitions of property and property improvements	(1,097)	(753)
Development, redevelopment and expansion of centers	(31,339)	(5,661)
Renovations of centers	(1,140)	(396)
Tenant allowances	(686)	(2,098)
Deferred leasing charges	(2,559)	(2,407)
Equity in income of unconsolidated joint ventures and the management companies	(14,466)	(6,306)
Distributions from joint ventures	14,855	9,508
Contributions from joint ventures	(1,736)	—
Acquisitions of joint ventures	(68,320)	—
Loans to unconsolidated joint ventures	(7,771)	—
Proceeds from sale of assets	18,260	23,716

Net cash (used in) provided by investing activities	(95,999)	15,603

Cash flows from financing activities:
Proceeds from mortgages and notes payable	164,222	—
Payments on mortgages and notes payable	(60,953)	(37,449)
Deferred financing costs	(232)	(638)
Net proceeds from equity offerings	—	52,214
Dividends and distributions	(29,335)	(22,214)
Dividends to preferred stockholders	(5,195)	(5,013)

Net cash provided by (used in) financing activities	68,507	(13,100)

Net increase in cash	52,195	42,096
Cash and cash equivalents, beginning of period	53,559	26,470

Cash and cash equivalents, end of period	$105,754	$68,566

Supplemental cash flow information:
Cash payment for interest, net of amounts capitalized	$34,600	$23,323

Non-cash transactions:
Acquisition of property by assumption of joint venture debt	$180,000	—

Reclassifications from investments in joint ventures to property	$65,115	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

        The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments, (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results for interim periods are not necessarily indicative of the results to be expected for a full year. The accompanying consolidated balance sheet as of December 31, 2002 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

        Certain reclassifications have been made in the 2002 consolidated financial statements to conform to the 2003 financial statement presentation.

Accounting Pronouncements:

        As a result of the adoption of Statement of Financial Accounting Standard ("SFAS") 133 on January 1, 2001, the Company recorded a transition adjustment of $7,148 to accumulated other comprehensive income related to treasury rate lock transactions settled in prior years. The entire transition adjustment was reflected in the quarter ended March 31, 2001. The Company reclassified $328 and $332 for the three months ending March 31, 2003 and 2002, respectively, and expects to reclassify $1,328 from accumulated other comprehensive income to earnings for the year ended December 31, 2003. Additionally, the Company recorded other comprehensive income of $190 related to the mark to market of an interest rate swap agreement for the three months ended March 31, 2003.

        On July 1, 2001, the Company adopted SFAS No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires that the purchase method of accounting be used for all business combinations for which the date of acquisition is after June 30, 2001. SFAS 141 also establishes specific criteria for the recognition of intangible assets such as acquired in-place leases. The Company has determined that the impact of SFAS 141 on acquisitions that occurred during 2002 was to recognize for the three months ending March 31, 2003 an additional $1,076 of minimum rents, including $425 from the joint ventures at pro rata. A deferred credit of $15,371 is recorded in "Other Accrued Liabilities" of the Company. An additional $5,997 of deferred credits is recorded in the financial statements of the Company's unconsolidated joint ventures. Accordingly, these deferred credits will be amortized into rental revenues at approximately $3,369 and $1,593 per year respectively, for each of the next five years.

        In October 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company adopted SFAS 144 on January 1, 2002. The Company sold Boulder Plaza on March 19, 2002 and in accordance with SFAS 144, the results of Boulder Plaza for the periods from January 1, 2002 to March 19, 2002 have been reclassified into "discontinued operations" on the consolidated statements of operations. Total revenues associated with Boulder Plaza were $460 for the period January 1, 2002 to March 19, 2002. The Company sold Paradise Village Gateway, which was acquired on July 2, 2002, on January 2, 2003 and have recorded a loss on sale of $166 in "discontinued operations" for the three months ending March 31, 2003.

        In May 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections" ("SFAS 145"), which is effective for fiscal years beginning after May 15, 2002. SFAS 145 rescinds SFAS 4, SFAS 44 and SFAS 64 and amends SFAS 13 to modify the accounting for sales-leaseback transactions. SFAS 4 required the classification of gains and losses resulting from extinguishment of debt to be classified as extraordinary items. The Company expects to reclassify a loss of $3,605, which was incurred in the third and fourth quarters of 2002, from extraordinary items to continuing operations pursuant to the Company's adoption of SFAS 145 on January 1, 2003.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have any impact on the Company's consolidated financial statements for the period ending March 31, 2003.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, and amendment of FASB Statement No. 123"("SFAS No. 148"). SFAS No. 148 amended SFAS No 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for employee stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No 123 to require prominent disclosure in annual and interim financial statements about the method of accounting for stock-based compensation and its effect on reported results. The disclosure provisions of SFAS No. 148 are included in the accompanying Notes to Consolidated Financial Statements. Prior to the issuance of SFAS No. 148, the Company adopted the provisions of SFAS No. 123 and will prospectively expense all stock options issued subsequent to January 1, 2002. The Company did not issue any stock options to employees for the three months ending March 31, 2003 and 2002 and accordingly, no compensation expense has been recorded in either period.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has reviewed the provisions of this Interpretation relating to initial recognition and measurement of guarantor liabilities, which are effective for qualifying guarantees entered into or modified after December 31, 2002. The Company has not modified or entered into any new qualifying guarantees during the three months ending March 31, 2003.

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51." FIN 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: 1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, and 2) the equity investors lack an essential characteristic of a controlling financial interest. The Company is in the process of evaluating the effects of FIN 46 which may require the Company to consolidate Macerich Management Company ("MMC") effective January 1, 2004. The Company does not believe there will be any significant impact as a result of consolidating MMC, since MMC is currently accounted for under the equity method in the Company's consolidated financial statements.

Earnings Per Share ("EPS")

        The computation of basic earnings per share is based on net income and the weighted average number of common shares outstanding for the three months ending March 31, 2003 and 2002. The computation of diluted earnings per share does not include the effect of outstanding restricted stock issued under the employee and director stock incentive plans as they are antidilutive using the treasury method. The Operating Partnership units ("OP units") not held by the Company have been included in the diluted EPS calculation since they are redeemable on a one-for-one basis for shares of common stock. The following table reconciles the basic and diluted earnings per share calculation:

	For the Three Months Ended March 31,
	2003			2002
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(In thousands, except per share data)
Net income	$24,620			$22,363
Less: Preferred stock dividends	5,195			5,013

Basic EPS:
Net income available to common stockholders	$19,425	51,773	$0.38	$17,350	34,734	$0.50
Diluted EPS:
Conversion of OP units	5,145	13,713		5,573	11,153
Employee stock options	—	437		n/a—antidilutive for EPS
Restricted stock	n/a—antidilutive for EPS			n/a—antidilutive for EPS
Convertible preferred stock	n/a—antidilutive for EPS			n/a—antidilutive for EPS
Convertible debentures	n/a—antidilutive for EPS			n/a—antidilutive for EPS

Net income available to common stockholders	$24,570	65,923	$0.37	$22,923	45,887	$0.50

        The minority interest for the three months ending March 31, 2003 of $5,145 has been allocated to income from continuing operations of $5,180 and ($35) to discontinued operations. The minority interest for the three months ending March 31, 2002 of $5,573 has been allocated to income from continuing operations of $2,244 and $3,329 to discontinued operations.

2.     Organization:

        The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"). As of March 31, 2003, The Operating Partnership owns or has an ownership interest in 56 regional shopping centers, 20 community shopping centers and two development projects aggregating approximately 58 million square feet of gross leasable area ("GLA"). These 78 regional and community shopping centers are referred to hereinafter as the "Centers", unless the context otherwise requires. The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Company's management companies, Macerich Property Management Company, LLC, ("MPMC, LLC") a single-member Delaware limited liability company and Macerich Management Company, a California corporation. Additionally, Westcor Partners, LLC, a single member Arizona limited liability company, Macerich Westcor Management, LLC, a single member Delaware limited liability company and Westcor Partners of Colorado, LLC, a Colorado limited liability company (collectively, the "Westcor Management Companies"). The term "Macerich Management Companies" includes Macerich Management Company and Macerich Manhattan Management Company, a California corporation which has ceased operations and is a wholly-owned subsidiary of Macerich Management Company.

        The Company was organized to qualify as a REIT under the Internal Revenue Code of 1986, as amended. As of March 31, 2003, the 18% limited partnership interest of the Operating Partnership not owned by the Company is reflected in these financial statements as minority interest.

3.     Investments in Unconsolidated Joint Ventures and the Macerich Management Companies:

        The following are the Company's investments in various joint ventures. The Operating Partnership's interest in each joint venture as of March 31, 2003 is as follows:

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

        The Operating Partnership also owns all of the non-voting preferred stock of Macerich Management Company, which is generally entitled to dividends equal to 95% of the net cash flow of the Company. Macerich Manhattan Management Company, which has ceased operations, is a wholly owned subsidiary of Macerich Management Company. MPMC, LLC is a single-member Delaware limited liability company and is 100% owned by the Operating Partnership.

        The Company accounts for the Macerich Management Companies and joint ventures using the equity method of accounting. The Company consolidates the accounts for MPMC, LLC.

        Although the Company has a majority ownership interest in Pacific Premier Retail Trust and Camelback Colonnade, the Company shares management control with its joint venture partner and accounts for these joint ventures using the equity method of accounting.

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

        MerchantWired LLC was formed by six major mall companies, including the 9.6% interest owned by the Operating Partnership, to provide a private, high-speed IP network to malls across the United States. The members of MerchantWired LLC agreed to sell all their collective membership interests in MerchantWired LLC under the terms of a definitive agreement with Transaction Network Services, Inc. ("TNSI"). The transaction was expected to close in the second quarter of 2002, but TNSI unexpectedly informed the members of MerchantWired LLC that it would not complete the transaction. As a result, MerchantWired LLC shut down its operations and transitioned its customers to alternate service providers. The Company does not anticipate making further cash contributions to MerchantWired LLC and wrote-off their remaining investment of $8,947 in the three months ended June 30, 2002, which is reflected in the equity in income of unconsolidated joint ventures.

        On July 26, 2002, the Operating Partnership acquired Westcor Realty Limited Partnership and its affiliated companies ("Westcor"), which included the joint ventures noted in the above schedule. Westcor is the dominant owner, operator and developer of regional malls and specialty retail assets in the greater Phoenix area. The total purchase price was approximately $1,475,000 including the assumption of $733,000 in existing debt and the issuance of approximately $72,000 of convertible preferred operating partnership units at a price of $36.55 per unit. Additionally, $18,910 of partnership units of Westcor Realty Limited Partnership were issued to limited partners of Westcor which, subject to certain conditions, can be converted on a one for one basis into operating partnership units of the Operating Partnership. The balance of the purchase price was paid in cash which was provided primarily from a $380,000 interim loan, which was subsequently paid in full in 2002, and a $250,000 term loan with a maturity of up to three years with two one-year extension options and with an interest rate ranging from LIBOR plus 2.75% to LIBOR plus 3.00% depending on the Company's overall leverage level.

        On November 8, 2002, the Company purchased its joint venture partner's interest in Panorama City Associates for $23,700. Accordingly, the Company now owns 100% of Panorama City Associates which owns Panorama Mall in Panorama, California. The results of Panorama Mall prior to November 8, 2002 were accounted for using the equity method of accounting.

        On January 31, 2003, the Company purchased its joint venture partner's 50% interest in FlatIron Crossing. Accordingly, the Company now owns 100% of FlatIron Crossing. The purchase price consisted of approximately $68,300 in cash plus the assumption of the joint venture partners share of debt. The results of FlatIron Crossing prior to January 31, 2003 were accounted for using the equity method of accounting.

        The results of Westcor are included for the period subsequent to its date of acquisition on July 26, 2002.

        Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures and the Macerich Management Companies.

COMBINED AND CONDENSED BALANCE SHEETS OF UNCONSOLIDATED JOINT VENTURES
AND THE MACERICH MANAGEMENT COMPANIES

	March 31, 2003	December 31, 2002
Assets:
Properties, net	$3,256,001	$3,577,093
Other assets	102,872	95,085

Total assets	$3,358,873	$3,672,178

Liabilities and partners' capital:
Mortgage notes payable	$2,030,407	$2,216,797
Other liabilities	118,201	118,331
The Company's capital	553,437	617,205
Outside partners' capital	656,828	719,845

Total liabilitites and partners' capital	$3,358,873	$3,672,178

COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES
AND THE MACERICH MANAGEMENT COMPANIES

	Three Months Ended March 31, 2003
	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Westcor Joint Ventures	Other Joint Ventures	Macerich Management Companies	Total
Revenues:
Minimum rents	$22,553	$26,450	$27,688	$4,875	—	$81,566
Percentage rents	1,365	1,054	242	196	—	2,857
Tenant recoveries	11,127	9,631	10,713	1,873	—	33,344
Management fee	—	—	—	—	$2,720	2,720
Other	691	467	288	189	377	2,012

Total revenues	35,736	37,602	38,931	7,133	3,097	122,499

Expenses:
Management Company expense	—	—	—	—	2,094	2,094
Shopping center and operating expenses	14,180	10,750	12,426	2,037	—	39,393
Interest expense	7,355	11,886	7,923	1,972	—	29,136
Depreciation and amortization	6,641	6,057	9,166	845	642	23,351

Total operating expenses	28,176	28,693	29,515	4,854	2,736	93,974

Gain on sale or write-down of assets	101	—	793	—	—	894

Net income	$7,661	$8,909	$10,209	$2,279	$361	$29,419

Company's pro rata share of net income	$3,831	$4,532	$4,990	$769	$344	$14,466

COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES
AND THE MACERICH MANAGEMENT COMPANIES

	Three Months Ended March 31, 2002
	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Other Joint Ventures	Macerich Management Companies	Total
Revenues:
Minimum rents	$22,717	$25,274	$5,707	—	$53,698
Percentage rents	1,215	914	224	—	2,353
Tenant recoveries	10,330	9,379	1,906	—	21,615
Management fee	—	—	—	$2,172	2,172
Other	296	434	4,246	—	4,976

Total revenues	34,558	36,001	12,083	2,172	84,814

Expenses:
Management Company expense	—	—	—	1,983	1,983
Shopping center and operating expenses	12,861	10,531	8,437	—	31,829
Interest expense	7,547	12,104	3,762	(90)	23,323
Depreciation and amortization	6,402	5,836	6,349	305	18,892

Total operating expenses	26,810	28,471	18,548	2,198	76,027

Loss on sale or write-down of assets (1)	—	—	(14,061)	—	(14,061)

Net income (loss)	$7,748	$7,530	($20,526)	($26)	($5,274)

Company's pro rata share of net income (loss)	$3,874	$3,831	($1,374)	($25)	$6,306

(1)
In 2002, $13.4 million of the loss in Other Joint Ventures relates to MerchantWired, LLC.

        Significant accounting policies used by the unconsolidated joint ventures and the Macerich Management Companies are similar to those used by the Company.

        Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life ("NML") of $151,959 and $153,147 as of March 31, 2003 and December 31, 2002, respectively. NML is considered a related party because they are a joint venture partner with the Company in Macerich Northwestern Associates. Interest expense incurred on these borrowings amounted to $2,530 and $2,603 for the three months ended March 31, 2003 and 2002, respectively.

4.     Property:

        Property is summarized as follows:

	March 31, 2003	December 31, 2002
Land	$545,540	$531,099
Building improvements	2,773,154	2,489,041
Tenant improvements	75,736	75,103
Equipment and furnishings	22,088	22,895
Construction in progress	140,709	133,536

	3,557,227	3,251,674
Less, accumulated depreciation	(429,325)	(409,497)

	$3,127,902	$2,842,177

        On January 2, 2003, the Company sold its 67% interest in Paradise Village Gateway for approximately $29,400 and recorded a loss on sale of $0.2 million. On January 31, 2003, the Company purchased its joint venture partner's 50% interest in FlatIron Crossing. Accordingly, the Company now owns 100% of FlatIron Crossing. The purchase price consisted of approximately $68.3 million in cash plus the assumption of the joint venture partner's share of debt of $90 million. Additionally, the Company has recorded a gain of $0.1 million on the sale of peripheral land.

        A gain on sale of assets of $13,256 for the three months ending March 31, 2002 is primarily a result of the Company selling Boulder Plaza on March 19, 2002.

5.     Mortgage Notes Payable:

        Mortgage notes payable at March 31, 2003 and December 31, 2002 consist of the following:

        Debt premiums represent the excess of the fair value of debt over the principal value of debt assumed in various acquisitions subsequent to March, 1994 (with interest rates ranging from 3.81% to 6.26%). The debt premiums are being amortized into interest expense over the term of the related debt on a straight-lined basis, which approximates the effective interest method. The balances shown below include the unamortized premiums as of March 31, 2003 and December 31, 2002.

	Carrying Amount of Notes
	2003		2002
Property Pledged as Collateral	Other	Related Party	Other	Related Party	Interest Rate	Payment Terms	Maturity Date
Consolidated Centers:
Borgata(b)	$16,802	—	$16,926	—	5.39%	115(a)	2007
Capitola Mall	—	$46,353	—	$46,674	7.13%	380(a)	2011
Carmel Plaza	27,986	—	28,069	—	8.18%	202(a)	2009
Chandler Fashion Center(c)	182,977	—	183,594	—	5.48%	1,043(a)	2012
Chesterfield Towne Center	61,572	—	61,817	—	9.07%	548(d)	2024
Citadel	68,834	—	69,222	—	7.20%	554(a)	2008
Corte Madera, Village at	69,689	—	69,884	—	7.75%	516(a)	2009
Crossroads Mall—Boulder(e)	—	33,404	—	33,540	7.08%	244(a)	2010
Flagstaff Mall(f)	14,813	—	14,974	—	5.39%	121(a)	2006
FlatIron Crossing(g)	145,000	—	—	—	2.23%	interest only	2004
FlatIron Crossing—Mezzanine(h)	35,000	—	—	—	4.61%	interest only	2004
Fresno Fashion Fair	67,797	—	68,001	—	6.52%	437(a)	2008
Greeley Mall	13,000	—	13,281	—	8.50%	187(a)	2003
Green Tree Mall/Crossroads—OK/Salisbury(i)	117,714	—	117,714	—	7.23%	interest only	2004
La Encantada(j)	5,365	—	2,715	—	3.28%	interest only	2005
Northwest Arkansas Mall	58,325	—	58,644	—	7.33%	434(a)	2009
Pacific View(k)	87,503	—	87,739	—	7.16%	602(a)	2011
Panorama Mall(l)	32,250	—	—	—	3.21%	interest only	2005
Paradise Valley Mall(m)	81,826	—	82,256	—	5.39%	506(a)	2007
Paradise Valley Mall(n)	25,205	—	25,393	—	5.89%	183(a)	2009
Paradise Village Gateway(o)	—	—	19,524	—	5.39%	137(a)	(o	)
Prescott Gateway(p)	40,651	—	40,651	—	3.47%	interest only	2004
Queens Center	96,880	—	97,186	—	6.88%	633(a)	2009
Queens Center(q)	17,662	17,662	—	—	3.84%	interest only	2013
Rimrock Mall	45,422	—	45,535	—	7.45%	320(a)	2011
Santa Monica Place	83,345	—	83,556	—	7.70%	606(a)	2010
South Plains Mall	62,636	—	62,823	—	8.22%	454(a)	2009
South Towne Center	64,000	—	64,000	—	6.61%	interest only	2008
The Oaks(r)	108,000	—	108,000	—	2.51%	interest only	2004
Valley View Center	51,000	—	51,000	—	7.89%	interest only	2006
Village Plaza(s)	5,790	—	5,857	—	5.39%	47(a)	2006
Village Square I & II(t)	5,061	—	5,116	—	5.39%	41(a)	2006
Vintage Faire Mall	68,413	—	68,586	—	7.89%	508(a)	2010
Westbar(u)	4,395	—	4,454	—	4.22%	35(a)	2005
Westbar(v)	7,736	—	7,852	—	4.22%	66(a)	2004
Westside Pavilion	98,226	—	98,525	—	6.67%	628(a)	2008

Grand Total—Consolidated Centers	$1,870,875	$97,419	$1,662,894	$80,214

	Carrying Amount of Notes
	2003		2002
Property Pledged as Collateral	Other	Related Party	Other	Related Party	Interest Rate	Payment Terms	Maturity Date
Joint Venture Centers (at pro rata share):
Arizona Lifestyle Galleries (50%)(w)(x)	$903	—	$925	—	3.81%	10(a)	2004
Arrowhead Towne Center (33.33%)(w)(y)	28,825	—	28,931	—	6.38%	187(a)	2011
Boulevard Shops (50%)(w)(z)	4,920	—	4,824	—	3.50%	interest only	2004
Broadway Plaza (50%)(w)	—	$34,372	—	$34,576	6.68%	257(a)	2008
Camelback Colonnade (75%)(w)(aa)	26,495	—	26,818	—	4.81%	211(a)	2006
Chandler Festival (50%)(w)(ab)	16,222	—	16,101	—	3.10%	interest only	2004
Chandler Gateway (50%)(w)(ac)	7,404	—	7,376	—	3.10%	interest only	2004
Desert Sky Mall (50%)(w)(ad)	13,903	—	13,969	—	5.42%	129(a)	2005
East Mesa Land (50%)(w)(ae)	2,134	—	2,139	—	2.28%	10(a)	2004
East Mesa Land (50%)(w)(ae)	638	—	640	—	5.39%	3(a)	2006
FlatIron Crossing (50%)(w)(g)	—	—	72,500	—	2.30%	interest only	2004
FlatIron Crossing—Mezzanine (50%)(w)(h)	—	—	17,500	—	4.68%	interest only	2004
Hilton Village (50%)(w)(af)	4,675	—	4,719	—	5.39%	35(a)	2007
Pacific Premier Retail Trust (51%)(w):
Cascade Mall	11,810	—	11,983	—	6.50%	122(a)	2014
Kitsap Mall/Kitsap Place	30,785	—	30,831	—	8.06%	230(a)	2010
Lakewood Mall (ag)	64,770	—	64,770	—	7.20%	interest only	2005
Lakewood Mall (ah)	8,224	—	8,224	—	3.75%	interest only	2003
Los Cerritos Center	58,316	—	58,537	—	7.13%	421(a)	2006
North Point Plaza	1,648	—	1,669	—	6.50%	16(a)	2015
Redmond Town Center—Retail	30,733	—	30,910	—	6.50%	224(a)	2011
Redmond Town Center—Office	—	42,440	—	42,837	6.77%	370(a)	2009
Stonewood Mall	39,562	—	39,653	—	7.41%	275(a)	2010
Washington Square	56,854	—	57,161	—	6.70%	421(a)	2009
Washington Square Too	5,777	—	5,843	—	6.50%	53(a)	2016
Promenade (50%)(w)(ai)	2,591	—	2,617	—	5.39%	20(a)	2006
PVIC Ground Leases (50%)(w)(aj)	3,960	—	3,991	—	5.39%	28(a)	2006
PVOP II (50%)(w)(ak)	1,571	—	1,583	—	5.85%	12(a)	2009
Scottsdale Fashion Square—Series I (50%)(w)(al)	83,695	—	84,024	—	5.39%	interest only	2007
Scottsdale Fashion Square—Series II (50%)(w)(am)	37,123	—	37,346	—	5.39%	interest only	2007
SDG Macerich Properties L.P. (50%)(w)(an)	183,683	—	183,922	—	6.54%	1,120(a)	2006
SDG Macerich Properties L.P. (50%)(w)(an)	92,250	—	92,250	—	1.85%	interest only	2003
SDG Macerich Properties L.P. (50%)(w)(an)	40,700	—	40,700	—	1.72%	interest only	2006
Shops at Gainey Village (50%)(w)(ao)	11,310	—	11,342	—	3.29%	interest only	2004
Superstition Springs (33.33%)(w)(ap)	16,361	—	16,401	—	2.28%	interest only	2004
Superstition Springs (33.33%)(w)(ap)	4,887	—	4,908	—	5.39%	interest only	2006
Village Center (50%)(w)(aq)	3,930	—	3,971	—	5.39%	31(a)	2006
Village Crossroads (50%)(w)(ar)	2,534	—	2,559	—	4.81%	19(a)	2005
Village Fair North (50%)(w)(as)	6,159	—	6,193	—	5.89%	41(a)	2008
West Acres Center (19%)(w)	7,169	—	7,222	—	6.52%	57(a)	2009
West Acres Center (19%)(w)	1,843	—	1,853	—	9.17%	18(a)	2009

Grand Total—Joint Venture Centers	$914,364	$76,812	$1,006,905	$77,413

Grand Total—All Centers	$2,785,239	$174,231	$2,669,799	$157,627

Less unamortized debt premiums	22,036	—	35,847	—

Grand Total—excluding unamortized debt premiums	$2,763,203	$174,231	$2,633,952	$157,627

(a)
This represents the monthly payment of principal and interest.

(b)
At March 31, 2003 and December 31, 2002, the unamortized premium was $1,344 and $1,417, respectively.

(c)
On October 21, 2002, the Company refinanced the debt on Chandler Fashion Center. The prior loan was paid in full and a new note was issued for $184,000 bearing interest at a fixed rate of 5.48% and maturing November 1, 2012.

(d)
This amount represents the monthly payment of principal and interest. In addition, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property's gross receipts (as defined in the loan agreement) exceeds a base amount specified therein. Contingent interest expense recognized by the Company was $140 and $159 for the three months ended March 31, 2003 and 2002, respectively.

(e)
This note was issued at a discount. The discount is being amortized over the life of the loan using the effective interest method. At March 31, 2003 and December 31, 2002, the unamortized discount was $256 and $264, respectively.

(f)
At March 31, 2003 and December 31, 2002, the unamortized premium was $807 and $878, respectively.

(g)
The property has a permanent interest only loan bearing interest at LIBOR plus 0.92%. At March 31, 2003 and December 31, 2002, the total interest rate was 2.23% and 2.30%, respectively. This variable rate debt is covered by an interest rate cap agreement which effectively prevents the interest rate from exceeding 8%. In April 2003, the Company negotiated a new $200,000 ten year loan at a fixed interest rate of 5.23%. The current $145,000 floating loan will be paid off upon closing of the transaction which is anticipated to be in October, 2003.

(h)
This loan is interest only bearing interest at LIBOR plus 3.30%. At March 31, 2003 and December 31, 2002, the total interest rate was 4.61% and 4.68%, respectively. This variable rate debt is covered by an interest rate cap agreement which effectively prevents the interest rate from exceeding 8%. The loan is collateralized by the Company's interest in the FlatIron Crossing Shopping Center. The current $35,000 floating rate loan will be paid off upon closing of the new $200,000 loan described in Note (g) above.

(i)
This loan is cross-collateralized by Green Tree Mall, Crossroads Mall-Oklahoma and the Centre at Salisbury.

(j)
This represents a construction loan which shall not exceed $51,000 bearing interest at LIBOR plus 2.0%. At March 31, 2003 and December 31, 2002, the total interest rate was 3.28% and 3.40%, respectively.

(k)
This loan was issued on July 10, 2001 for $89,000, and may be increased up to $96,000 subject to certain conditions. In April 2003, the additional $7,000 was funded at a fixed rate of 7.0% until maturity.

(l)
In January, 2003, the Company placed a $32,250 floating rate note on the property bearing interest at LIBOR plus 1.65% and maturing December 31, 2005. The total interest rate at March 31, 2003 was 3.21%.

(m)
At March 31, 2003 and December 31, 2002, the unamortized premium was $2,953 and $3,150, respectively.

(n)
At March 31, 2003 and December 31, 2002, the unamortized premium was $1,784 and $1,857, respectively.

(o)
On January 2, 2003, the Company sold its 67% interest in Paradise Village Gateway.

(p)
This represents a construction loan which shall not exceed $46,300 bearing interest at LIBOR plus 2.25%. At March 31, 2003 and December 31, 2002, the total interest rate was 3.47% and 3.50%, respectively.

(q)
This represents a $225,000 construction loan bearing interest at LIBOR plus 2.50%. The loan converts to a permanent fixed rate loan at 7%, subject to certain conditions including completion of the expansion and redevelopment project.

(r)
Concurrent with the acquisition of the mall, the Company placed a $108,000 loan bearing interest at LIBOR plus 1.15% and maturing July 1, 2004 with three consecutive one year options. $92,000 of the loan is at LIBOR plus 0.7% and $16,000 is at LIBOR plus 3.75%. This variable rate debt is covered by an interest rate cap agreement over two years which effectively prevents the LIBOR interest rate from exceeding 7.10%. At March 31, 2003 and December 31, 2002, the total weighted average interest rate was 2.51% and 2.58%, respectively.

(s)
At March 31, 2003 and December 31, 2002, the unamortized premium was $554 and $592, respectively.

(t)
At March 31, 2003 and December 31, 2002, the unamortized premium was $264 and $287, respectively.

(u)
At March 31, 2003 and December 31, 2002, the unamortized premium was $264 and $302, respectively.

(v)
At March 31, 2003 and December 31, 2002, the unamortized premium was $192 and $245, respectively.

(w)
Reflects the Company's pro rata share of debt.

(x)
At March 31, 2003 and December 31, 2002, the unamortized premium was $23 and $35, respectively

(y)
At March 31, 2003 and December 31, 2002, the unamortized premium was $940 and $968, respectively.

(z)
This represents a construction loan which shall not exceed $13,300 bearing interest at LIBOR plus 2.25%. At March 31, 2003 and December 31, 2002, the weighted average interest rate was 3.5% and 3.57%, respectively.

(aa)
At March 31, 2003 and December 31, 2002, the unamortized premium was $1,735 and $1,893, respectively.

(ab)
This represents a construction loan which shall not exceed $35,000 bearing interest at LIBOR plus 1.60%. At March 31, 2003 and December 31, 2002, the total interest rate was 3.10% and 3.04%, respectively.

(ac)
This represents a construction loan which shall not exceed $17,000 bearing interest at LIBOR plus 2.0%. At March 31, 2003 and December 31, 2002, the total interest rate was 3.10% and 3.55%, respectively.

(ad)
This note originally matured on October 1, 2002. The Company has extended this note to January 1, 2005 at a fixed interest rate of 5.42%.

(ae)
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

(af)
At March 31, 2003 and December 31, 2002, the unamortized premium was $444 and $474, respectively.

(ag)
In connection with the acquisition of this property, the joint venture assumed $127,000 of collateralized fixed rate notes (the "Notes"). The Notes bear interest at an average fixed rate of 7.20% and mature in August 2005. The Notes require the joint venture to deposit all cash flow from the property operations with a trustee to meet its obligations under the Notes. Cash in excess of the required amount, as defined, is released. Included in cash and cash equivalents is $750 of restricted cash deposited with the trustee at March 31, 2003 and December 31, 2002.

(ah)
On July 28, 2000, the joint venture placed a $16,125 floating rate note on the property bearing interest at LIBOR plus 2.25% and maturing July 2003. The Company is currently negotiating a two-year loan extension with the lender. At March 31, 2003 and December 31, 2002, the total interest rate was 3.75%.

(ai)
At March 31, 2003 and December 31, 2002, the unamortized premium was $244 and $262, respectively.

(aj)
At March 31, 2003 and December 31, 2002, the unamortized premium was $185 and $200, respectively.

(ak)
At March 31, 2003 and December 31, 2002, the unamortized premium was $112 and $117, respectively.

(al)
At March 31, 2003 and December 31, 2002, the unamortized premium was $5,695 and $6,024, respectively.

(am)
At March 31, 2003 and December 31, 2002, the unamortized premium was $3,870 and $4,093, respectively.

(an)
In connection with the acquisition of these Centers, the joint venture assumed $485,000 of mortgage notes payable which are collateralized by the properties. At acquisition, the $300,000 fixed rate portion of this debt reflected a fair value of $322,700, which included an unamortized premium of $22,700. This premium is being amortized as interest expense over the life of the loan using the effective interest method. At March 31, 2003 and December 31, 2002, the unamortized balance of the debt premium was $10,266 and $10,744, respectively. This debt is due in May 2006 and requires monthly payments of $1,852. $184,500 of this debt is due in May 2003 and requires monthly interest payments at a variable weighted average rate (based on LIBOR) of 1.85% and 1.92% at March 31, 2003 and December 31, 2002, respectively. This variable rate debt is covered by interest rate cap agreements, which effectively prevents the interest rate from exceeding 11.53%. Management of this joint venture expects to close on the refinancing of the $184,500 of debt in May 2003.

  On April 12, 2000, the joint venture issued $138,500 of additional mortgage notes, which are collateralized by the properties and are due in May 2006. $57,100 of this debt requires fixed monthly interest payments of $387 at a weighted average rate of 8.13% while the floating rate notes of $81,400 require monthly interest payments at a variable weighted average rate (based on LIBOR) of 1.72% and 1.79% at March 31, 2003 and December 31, 2002, respectively. This variable rate debt is covered by an interest rate cap agreement which effectively prevents the interest rate from exceeding 11.83%.

(ao)
This represents a construction loan which shall not exceed $23,300 bearing interest at LIBOR plus 2.0%. At March 31, 2003 and December 31, 2002, the total interest rate was 3.29% and 3.44%, respectively.

(ap)
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

(aq)
At March 31, 2003 and December 31, 2002, the unamortized premium was $210 and $227, respectively.

(ar)
At March 31, 2003 and December 31, 2002, the unamortized premium was $160 and $176, respectively.

(as)
At March 31, 2003 and December 31, 2002, the unamortized premium was $256 and $268, respectively.

        Certain mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

        Total interest expense capitalized, (including the pro rata share of joint ventures of $356 and $134, during the three months ended March 31, 2003 and 2002), was $2,879 and $1,697 for the three months ending March 31, 2003 and 2002, respectively.

        The fair value of mortgage notes payable, (including the pro rata share of joint ventures of $1,040,146 and $1,083,313 at March 31, 2003 and December 31, 2002 respectively), is estimated to be approximately $3,122,909 and $2,826,539, at March 31, 2003 and December 31, 2002, respectively, based on current interest rates for comparable loans.

6.     Bank and Other Notes Payable:

        The Company had a credit facility of $200,000 with a maturity of July 26, 2002, with a right to extend the facility to May 26, 2003 subject to certain conditions. On July 26, 2002, the Company replaced the $200,000 credit facility with a new $425,000 revolving line of credit. This increased revolving line of credit has a three-year term plus a one-year extension. The interest rate fluctuates from LIBOR plus 1.75% to LIBOR plus 3.00% depending on the Company's overall leverage level. As of March 31, 2003 and December 31, 2002, $382,000 and $344,000 of borrowings were outstanding under this credit facility at an average interest rate of 4.32% and 4.72%, respectively. The Company, through its acquisition of Westcor, has an interest rate swap with a $50,000 notional amount. The swap matures December 1, 2003, and was designated as a cash flow hedge. This swap will serve to reduce exposure to interest rate risk effectively converting the LIBOR rate on $50,000 of the Company's variable interest rate borrowings to a rate of 3.215%. The swap is reported at fair value, with changes in fair value recorded as a component of other comprehensive income. Net receipts or payments under the agreement will be recorded as an adjustment to interest expense.

        Concurrent with the acquisition of Westcor (See Note 3), the Company placed a $380,000 interim loan with a term of up to six months plus two six-month extension options bearing interest at an average rate of LIBOR plus 3.25% and a $250,000 term loan with a maturity of up to three years with two one-year extension options and an interest rate ranging from LIBOR plus 2.75% to LIBOR plus 3.00% depending on the Company's overall leverage level. On November 27, 2002, the entire interim loan was paid off. At March 31, 2003 and December 31, 2002, $204,800 of the term loan was outstanding at an interest rate of 4.34% and 4.78%, respectively.

        Additionally, as of March 31, 2003, the Company has obtained $4,627 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

7.     Convertible Debentures:

        During 1997, the Company issued and sold $161,400 of its convertible subordinated debentures (the "Debentures"). The Debentures, which were sold at par, with an interest rate of 7.25% annually (payable semi-annually) and were convertible into common stock at any time, on or after 60 days, from the date of issue at a conversion price of $31.125 per share. In November and December 2000, the Company purchased and retired $10,552 of the Debentures. In December 2001, the Company purchased and retired an additional $25,700 of the Debentures. The Debentures matured on December 15, 2002 and were repaid in full on December 13, 2002 with the Company's revolving credit facility.

8.     Related-Party Transactions:

        The Company engaged the Macerich Management Companies to manage the operations of certain properties and unconsolidated joint ventures. For the three months ending March 31, 2003 and 2002, management fees of $1,912 and $1,873 respectively, were paid to the Macerich Management Companies by the joint ventures. For the three months ending March 31, 2003, management fees of $1,285 for the unconsolidated entities were paid to the Westcor Management Companies by the Company.

        Certain mortgage notes are held by one of the Company's joint venture partners, NML. Interest expense in connection with these notes was $1,415 for the three months ended March 31, 2003; and $1,445 for the three months ended March 31, 2002, respectively. Included in accounts payable and accrued expenses is interest payable to NML of $256 and $261 at March 31, 2003 and 2002, respectively.

        As of March 31, 2003 and December 31, 2002, the Company has loans to unconsolidated joint ventures of $36,304 and $28,533, respectively. These loans represent initial funds advanced to development stage projects prior to construction loan fundings. Correspondingly, loans payable from unconsolidated joint ventures in this same amount have been accrued as an obligation of various joint ventures.

        Certain executive officers have outstanding loans from the Company totaling $3,000. These loans are full recourse to the executives and were issued under the terms of the employee stock incentive plan, bear interest at 7%, are due in 2007 and 2009 and are collateralized by Company common stock owned by the executives. These loans receivable are included in other assets at March 31, 2003 and December 31, 2002.

        Certain Company officers and affiliates have guaranteed mortgages of $21,750 at one of the Company's joint venture properties and $2,000 at Greeley Mall.

9.     Commitments and Contingencies:

        The Company has certain properties subject to noncancellable operating ground leases. The leases expire at various times through 2098, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined. Ground rent expenses, net of amounts capitalized, were $309 and $323 for the three months ended March 31, 2003 and 2002, respectively. No contingent rent was incurred in either period.

        The Company is currently redeveloping Queens Center. Total costs are expected to be between $250,000 and $275,000, of which the Company has already incurred $85,772 and $59,561 for the period ended March 31, 2003 and for the year ended December 31, 2002, respectively.

        The Company has a 3.3% interest in Constellation Real Technologies, LLC, a joint venture investing in real estate technology initiatives and opportunities. The Company funded $959 in 2001 and has committed, subject to certain conditions, to fund up to an additional $330 in 2003 and $330 in 2004 to this joint venture.

        Perchloroethylene ("PCE") has been detected in soil and groundwater in the vicinity of a dry cleaning establishment at North Valley Plaza, formerly owned by a joint venture of which the Company was a 50% member. The property was sold on December 18, 1997. The California Department of Toxic Substances Control ("DTSC") advised the Company in 1995 that very low levels of Dichloroethylene ("1,2 DCE"), a degradation byproduct of PCE, had been detected in a municipal water well located 1/4 mile west of the dry cleaners, and that the dry cleaning facility may have contributed to the introduction of 1,2 DCE into the water well. According to DTSC, the maximum contaminant level ("MCL") for 1,2 DCE which is permitted in drinking water is 6 parts per billion ("ppb"). The 1,2 DCE was detected in the water well at a concentration of 1.2 ppb, which is below the MCL. The Company has retained an environmental consultant and has initiated extensive testing of the site. The joint venture agreed (between itself and the buyer) that it would be responsible for continuing to pursue the investigation and remediation of impacted soil and groundwater resulting from releases of PCE from the former dry cleaner. Approximately $40 and $19 have already been incurred by the joint venture for remediation, professional and legal fees for the three months ending March 31, 2003 and 2002, respectively. The joint venture has been sharing costs with former owners of the property.

        The Company acquired Fresno Fashion Fair in December 1996. Asbestos has been detected in structural fireproofing throughout much of the Center. Testing data conducted by professional environmental consulting firms indicates that the fireproofing is largely inaccessible to building occupants and is well adhered to the structural members. Additionally, airborne concentrations of asbestos were well within OSHA's permissible exposure limit ("PEL") of .1 fcc. The accounting for this acquisition included a reserve of $3,300 to cover future removal of this asbestos, as necessary. The

Company incurred $0 and $45 in remediation costs for the three months ending March 31, 2003 and 2002, respectively. An additional $2,362 remains reserved at March 31, 2003.

        Dry cleaning chemicals have been detected in soil and groundwater in the vicinity of a former dry cleaning establishment at Bristol Center. The Santa Ana Regional Water Quality Control Board ("RWQCB") has been notified of the release. The Company has retained an environmental consultant who assessed and characterized the extent of the chemicals that are present in soil and groundwater and has developed a remedial action plan, which was approved by the RWQCB. The Company has subsequently completed the remediation activities of the site in accordance with the approved workplan and has submitted a closure report requesting no futher action. A reserve was established in 2002 for $680 of which $263 was paid during the three months ended March 31, 2003. An additional $205 remains reserved at March 31, 2003.

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

        On November 27, 2002, the Company issued 15,200,000 common shares with total net proceeds of $420,300. The proceeds of the offering were used to pay off a $380,000 interim loan incurred concurrent with the Westcor acquisition and a portion of other acquisition debt.

12.     Westcor Acquisition:

        On July 26, 2002, the Operating Partnership acquired Westcor Realty Limited Partnership and its affiliated companies ("Westcor"). Westcor is the dominant owner, operator and developer of regional malls and specialty retail assets in the greater Phoenix area. The total purchase price was approximately $1,475,000 including the assumption of $733,000 in existing debt and the issuance of approximately $72,000 of convertible preferred operating partnership units at a price of $36.55 per unit. Additionally, $18,910 of partnership units of Westcor Realty Limited Partnership were issued to limited partners of Westcor which, subject to certain conditions, can be converted on a one for one basis into operating partnership units of the Operating Partnership. The balance of the purchase price was paid in cash which was provided primarily from a $380,000 interim loan, which was subsequently paid in full in 2002, and a $250,000 term loan with a maturity of up to three years with two one-year extension options and an interest rate ranging from LIBOR plus 2.75% to LIBOR plus 3.00% depending on the Company's overall leverage level.

        On an unaudited pro forma basis, reflecting the acquisition of Westcor as if it had occurred on January 1, 2002, the Company would have reflected net income available to common stockholders of $17,468 for the three months ended March 31, 2002. Net income available to common stockholders on a diluted per share basis would be $0.47 for the three months ended March 31, 2002. Total consolidated revenues of the Company would have been $104,594 for the three months ended March 31, 2002.

        The condensed balance sheet of Westcor presented below is as of the date of acquisition:

Property, net	$769,362
Investments in unconsolidated joint ventures	363,600
Other assets	37,155

Total assets	$1,170,117

Mortgage notes payable	$373,453
Other liabilities	33,924

Total liabilities	407,377

Total partners' capital	762,740

Total liabilities and partners' capital	$1,170,117

        The purchase price allocation adjustments included in the Company's balance sheet as of March 31, 2003 are based on information available at this time. Subsequent adjustments to the allocation may be made based on additional information.

13.     Subsequent Events:

        On April 24, 2003, the Company obtained a construction loan for Scottsdale 101. The loan shall not exceed $54,000 bearing interest of LIBOR plus 2.25%. The loan will be funded as construction costs are incurred.

        On May 1, 2003, a dividend/distribution of $0.57 per share was declared for common stockholders and OP unit holders of record on May 20, 2003. In addition, the Company declared a dividend of $0.57 on the Company's Series A Preferred Stock and a dividend of $0.57 on the Company's Series B Preferred Stock. All dividends/distributions will be payable on June 10, 2003.

        The Company has reached agreement with its bank group to issue $250,000 in unsecured notes maturing in May 2007. The proceeds will be used to pay down, and create more availability under, the Company's line of credit. The financing closed on May 13, 2003.

Item 2    Management's Discussion and Analysis of Financial Condition and Results of Operations

General Background and Performance Measurement

        The Company uses Funds from Operations ("FFO") in addition to net income to report its operating and financial results and considers FFO a supplemental measure for the real estate industry and a supplement to GAAP measures. The National Association of Real Estate Investment Trusts (NAREIT) defines FFO as net income (loss) (computed in accordance with Generally Accepted Accounting Principles (GAAP), excluding gains (or losses) from extraordinary items and sales of depreciated operating properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. FFO is useful to investors in comparing operating and financial results between periods. This is especially true since FFO excludes real estate depreciation and amortization, as the Company believes real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time. FFO does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net income as defined by GAAP and is not indicative of cash available to fund all cash flow needs. FFO, as presented, may not be comparable to similarly titled measures reported by other real estate investment trusts. For the reconciliation of FFO to net income available to common stockholders, see "Funds from Operations."

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

        The following discussion is based primarily on the consolidated balance sheet of the Company as of March 31, 2003 and also compares the activities for the three months ended March 31, 2003 to the activities for the three months ended March 31, 2002. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect the fair representation of the results for the interim periods presented and all such adjustments are of a normal recurring nature.

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

Statement on Critical Accounting Policies

        The Securities and Exchange Commission ("SEC") defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

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

        Some of these estimates and assumptions include judgments on revenue recognition, estimates for common area maintenance and real estate tax accruals, provisions for uncollectable accounts and estimates for environmental matters. The Company's significant accounting policies are described in more detail in Note 2 of the audited consolidated financial statements included in the Company's Annual Report on Form 10K for the year ended December 31, 2002. However, the following policies could be deemed to be critical within the SEC definition.

Revenue Recognition:

        Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight lining of rent adjustment." Currently, 22% of the mall and freestanding leases contain provisions for CPI rent increases, periodically throughout the term of the lease. The Company believes that using CPI increases, rather than fixed contractual rent increases, results in revenue recognition that more closely matches the cash revenue from each lease and will provide more consistent rent growth throughout the term of the leases. Percentage rents are recognized on an accrual basis in accordance with Statement of Accounting Bulletin 101. Recoveries from tenants for real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred.

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

Deferred Charges:

        Costs relating to obtaining tenant leases are deferred and amortized over the initial term of the agreement using the straight-line method. Cost relating to financing of shopping center properties are deferred and amortized over the life of the related loan using the straight-line method, which approximates the effective interest method. The range of the terms of agreements are as follows:

Deferred lease costs	1—20 years
Deferred financing costs	1—15 years

Off-Balance Sheet Arrangements:

Debt guarantees:

        The Company has an ownership interest in a number of joint ventures as detailed in Note 3 to the Company's Consolidated Financial Statements included herein. The Company accounts for those investments using the equity method of accounting and those investments are reflected on the Consolidated Balance Sheets of the Company as "Investments in Unconsolidated Joint Ventures and the Management Companies." A pro rata share of the mortgage debt on these properties is shown in Note 5 to the Company's Consolidated Financial Statements included herein. In addition, the following joint ventures also have debt that could become recourse debt to the Company or its subsidiaries, in excess of its pro rata share, should the partnership be unable to discharge the obligations of the related debt:

Asset/Property	Maximum amount of debt principal that could be recourse to the Company	Maturity Date
Boulevard Shops	$9,839	1/1/2004
Chandler Festival	16,222	4/27/2004
Chandler Gateway	7,404	9/20/2004
Scottsdale 101	54,000	5/1/2006
Shops at Gainey Village	5,655	4/26/2004

Total	$93,120

        Additionally, as of March 31, 2003, the Company has obtained $4.6 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

Recent Transactions

        The following table reflects the Company's acquisitions in 2002.

Property/Entity	Date Acquired	Location
The Oaks	June 10, 2002	Thousand Oaks, California
Westcor Realty Limited Partnership	July 26, 2002	Nine regional and super-regional malls in Phoenix and Colorado and 18 urban villages or community centers. The aggregate gross leasable area was approximately 14.1 million square feet. Additionally, the portfolio included two retail properties under development, as well as rights to over 1,000 acres of undeveloped land.

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

        On July 26, 2002, the Operating Partnership acquired Westcor Realty Limited Partnership and its affiliated companies ("Westcor"). The total purchase price was approximately $1.475 billion including the assumption of $733 million in existing debt and the issuance of approximately $72 million of convertible preferred operating partnership units at a price of $36.55 per unit. Additionally, $18.9 million of partnership units of Westcor Realty Limited Partnership were issued to limited partners of Westcor which, subject to certain conditions, can be converted on a one for one basis into operating partnership units of the Operating Partnership. The balance of the purchase price was paid in cash which was provided primarily from a $380 million Interim Credit Facility, which was subsequently paid in full in 2002, and a $250 million Term Loan with a maturity of up to three years with two one-year extension options and with an interest rate ranging from LIBOR plus 2.75% to LIBOR plus 3.00% depending on the Company's overall leverage level.

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

        Many of the variations in the results of operations, discussed below, occurred due to the acquisition of The Oaks and the Westcor portfolio during 2002. Many factors impact the Company's ability to acquire additional properties, including the availability and cost of capital, the Company's overall debt to market capitalization level, interest rates and the availability of potential acquisition targets that meet the Company's criteria. Crossroads Mall-Boulder, Parklane Mall and Queens Center are currently under redevelopment and are referred to herein as the "Redevelopment Centers." All other Centers, excluding the Redevelopment Centers, the two development properties, the Acquisition Center and the Westcor portfolio are referred to herein as the "Same Centers," unless the context otherwise requires.

        Revenues include rents attributable to the accounting practice of straight-lining of rents which requires rent to be recognized each year in an amount equal to the average rent over the term of the lease, including fixed rent increases over that period. The amount of straight-lined rents, included in consolidated revenues, recognized for the three months ended March 31, 2003 was $0.5 million compared to ($0.2) million for the three months ended March 31, 2002. Additionally, the Company recognized through equity in income of unconsolidated joint ventures, $0.6 million as its pro rata share of straight-lined rents from joint ventures for the three months ended March 31, 2003 compared to $0.2 million for the three months ended March 31, 2002. As a result of the Company structuring the majority of its new leases using annual Consumer Price Index ("CPI") increases, which generally do not require straight-lining treatment, straight-line rent would have decreased, but are offset by increases of $1.3 million relating to the acquisitions of The Oaks and Westcor portfolio during 2002. Currently, 22% of the mall and freestanding leases contain provisions for CPI rent increases periodically throughout the term of the lease. The Company believes that using CPI increases, rather than fixed contractual rent increases, results in revenue recognition that more closely matches the cash revenue from each lease and will provide more consistent rent growth throughout the term of the leases.

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

        General Factors Affecting the Centers; Competition:    Real property investments are subject to varying degrees of risk that may affect the ability of the Centers to generate sufficient revenues to meet operating and other expenses, including debt service, lease payments, capital expenditures and tenant improvements, and to make distributions to the Company and the Company's stockholders. Income from shopping center properties may be adversely affected by a number of factors, including: the national economic climate; the regional and local economy (which may be adversely impacted by plant closings, industry slowdowns, union activities, adverse weather conditions, natural disasters, terrorist activities, and other factors); local real estate conditions (such as an oversupply of, or a reduction in demand for, retail space or retail goods and the availability and creditworthiness of current and prospective tenants); perceptions by retailers or shoppers of the safety, convenience and attractiveness of the shopping center; and increased costs of maintenance, insurance and operations (including real estate taxes). A significant percentage of the Centers are located in California and the Westcor centers are concentrated in Arizona. To the extent that economic or other factors affect California or Arizona (or their respective regions generally) more severely than other areas of the country, the negative impact on the Company's economic performance could be significant. There are numerous shopping facilities that compete with the Centers in attracting tenants to lease space, and an increasing number of new retail formats and technologies other than retail shopping centers that compete with the Centers for retail sales. Increased competition could adversely affect the Company's revenues. Income from shopping center properties and shopping center values are also affected by such factors as applicable laws and regulations, including tax, environmental, safety and zoning laws, interest rate levels and the availability and cost of financing.

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

Comparison of Three Months Ended March 31, 2003 and 2002

Revenues

        Minimum and percentage rents increased by 47.9% to $73.8 million in 2003 from $49.9 million in 2002. Approximately $19.0 million relates to the Westcor portfolio, $3.5 million relates to the Acquisition Center, $1.1 million relates to the Company acquiring 50% of its joint venture partner's interest in Panorama Mall and $0.7 million of the increase is attributed to the Same Centers primarily due to releasing space at higher rents. This is offset by a $0.2 million decrease relating to the Redevelopment Centers.

        On July 1, 2001, the Company adopted SFAS No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires that the purchase method of accounting be used for all business combinations for which the date of acquisition is after June 30, 2001. SFAS 141 also establishes specific criteria for the recognition of intangible assets such as acquired in-place leases. The Company has determined that the impact of SFAS 141 on acquisitions that occurred during 2002 was to recognize an additional $0.7 million of consolidated revenue which is included in minimum rents for the three months ended March 31, 2003.

        Tenant recoveries increased to $37.0 million in 2003 from $24.6 million in 2002. Approximately $8.3 million relates to the Westcor portfolio, $1.6 million relates to the Acquisition Center, $1.6 million relates to the Same Centers, $0.4 million relates to the Redevelopment Centers and $0.5 million relates to Panorama Mall.

Expenses

        Shopping center and operating expenses increased to $39.4 million in 2003 compared to $25.7 million in 2002. The increase is a result of $9.5 million related to the Westcor portfolio, the Acquisition Center accounted for $1.6 million of the increase in expenses, $1.1 million relates to increased property taxes, recoverable expenses and bad debt expense at the Redevelopment Centers, $0.6 million of increased property taxes, insurance and other recoverable and non-recoverable expenses at the Same Centers and $0.4 million relates to Panorama Mall.

REIT General and Administrative Expenses

        REIT general and administrative expenses increased to $2.3 million in 2003 from $1.5 million in 2002, primarily due to increases in professional services, travel expenses and stock-based compensation expense.

Interest Expense

        Interest expense increased to $34.0 million in 2003 from $25.1 million in 2002.    Approximately $7.9 million of the increase is related to the debt from the Westcor portfolio, $0.7 million from the Acquisition Center, $0.2 million relates to a new $32.3 million loan placed on Panorama Mall in January 2003 and increased borrowings under the Company's new line of credit, increased interest expense by approximately $2.2 million compared to 2002. In addition, the interest expense relating to the debentures paid off in December 2002 reduced interest expense by $2.3 million in 2003 compared to 2002. Capitalized interest was $2.9 million in 2003, up from $1.7 million in 2002.

Depreciation and Amortization

        Depreciation and amortization increased to $23.9 million in 2003 from $16.5 million in 2002. Approximately $0.6 million relates to additional capital costs at the Same Centers, $1.1 million relates to the Acquisition Center, $0.3 relates to Panorama Mall and $5.3 million relates to the Westcor portfolio.

Income from Unconsolidated Joint Ventures and Macerich Management Companies

        The income from unconsolidated joint ventures and the Macerich Management Companies was $14.5 million for 2003, compared to income of $6.3 million in 2002. Pacific Premier Retail Trust's income increased by $0.7 million primarily due to increases in minimum and percentage rents. Additionally, $5.0 million was attributed to the acquisition of the Westcor portfolio which included $0.4 million of revenue relating to SFAS 141. Additionally in 2002, a loss of $2.3 million was included in unconsolidated joint ventures relating to the Company's investment in MerchantWired, LLC.

Discontinued Operations

        A loss of $0.2 million in 2003 relates to the Company's sale of its 67% interest in Paradise Village Gateway on January 2, 2003, compared to a gain of $13.4 million in 2002 as a result of the Company selling Boulder Plaza on March 19, 2002.

Net Income Available to Common Stockholders

        Primarily as a result of the purchase of the Acquisition Center, the Westcor portfolio, the issuance of $420.3 million of equity in November 2002 which was used to pay off debt, and the foregoing results, net income available to common stockholders increased to $19.4 million in 2003 from $17.4 million in 2002. In 2002, the sale of Boulder Plaza resulting in a gain of $13.4 million significantly increased net income available to common stockholders for the three months ending March 31, 2002.

Operating Activities

        Cash flow from operations was $79.7 million in 2003 compared to $39.6 million in 2002. The increase is primarily due to the Westcor portfolio, the Acquisition Center and increased net operating income at the Centers as mentioned above.

Investing Activities

        Cash used in investing activities was $96.0 million in 2003 compared to cash provided by investing activities of $15.6 million in 2002. The change resulted primarily from the Company's purchase of its joint venture partner's 50% interest in FlatIron Crossing, increased distributions from joint ventures and increase in equity in income of unconsolidated joint ventures due to the Westcor portfolio, and a $25.6 million increase in development, redevelopment and expansion of centers primarily due to the Queens Center expansion. This is offset by $18.3 million of proceeds received from the sale of Paradise Village Gateway on January 2, 2003.

Financing Activities

        Cash flow provided by financing activities was $68.5 million in 2003 compared to cash flow used in financing activities of $13.1 million in 2002. The change resulted primarily from the construction loan at Queens Center, the refinancing of Panorama Mall and increased borrowings from the Company's line of credit. This is offset by $52.2 million of net proceeds from equity offerings in the first quarter of 2002.

Funds From Operations

        Primarily as a result of the acquisitions of the Westcor portfolio, the purchase of the Acquisition Center and the other factors mentioned above, Funds from Operations—Diluted increased 53.9% to $63.3 million in 2003 from $41.1 million in 2002. For the reconciliation of FFO to net income available to common stockholders, see "Funds from Operations."

Liquidity and Capital Resources

        The Company intends to meet its short term liquidity requirements through cash generated from operations, working capital reserves, property secured borrowings and borrowing under the new revolving line of credit. The Company anticipates that revenues will continue to provide necessary funds for its operating expenses and debt service requirements, and to pay dividends to stockholders in accordance with REIT requirements. The Company anticipates that cash generated from operations, together with cash on hand, will be adequate to fund capital expenditures which will not be reimbursed by tenants, other than non-recurring capital expenditures. The following table summarizes capital expenditures incurred at the Centers, including the pro rata share of joint ventures, for the three months ending March 31,

	2003	2002
	(Dollars in Millions)
Acquisitions of property and equipment	$4.2	$2.5
Development, redevelopment and expansion of Centers	35.3	7.3
Renovations of Centers	1.3	0.5
Tenant allowances	1.5	2.5
Deferred leasing charges	3.1	2.7

Total	$45.4	$15.5

        Management expects similar levels to be incurred in future years for tenant allowances and deferred leasing charges and to incur between $200 million to $300 million in 2003 for development, redevelopment, expansions and renovations, excluding Queens Center expansion and the developments of La Encantada and Scottsdale 101 which will be separately financed as described below. Capital for major expenditures or major developments and redevelopments has been, and is expected to continue to be, obtained from equity or debt financings which include borrowings under the Company's line of credit and construction loans. However, many factors impact the Company's ability to access capital, such as its overall debt level, interest rates, interest coverage ratios and prevailing market conditions.

        On February 28, 2002, the Company issued 1,968,957 common shares with total net proceeds of $52.3 million. The proceeds from the sale of the common shares were used principally to finance a portion of the Queens Center expansion and redevelopment project and for general corporate purposes. The Queens Center expansion and redevelopment is anticipated to cost between $250 million and $275 million. The Company has a $225 million construction loan which converts to a permanent loan at completion and stabilization, which is collateralized by the Queens Center property, to finance the remaining projects costs. Construction began in the second quarter of 2002 with completion estimated to be, in phases, through late 2004 and stabilization expected in 2005.

        The Company has obtained construction loans for $51.0 million and $54.0 million for the developments of La Encantada and Scottsdale 101, respectively. The loans will be funded as construction costs are incurred.

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

        The Company's total outstanding loan indebtedness at March 31, 2003 was $3.5 billion (including its pro rata share of joint venture debt of $1.0 billion). This equated to a debt to Total Market Capitalization (defined as total debt of the Company, including its pro rata share of joint venture debt, plus aggregate market value of outstanding shares of common stock, assuming full conversion of OP Units and preferred stock into common stock) ratio of approximately 60% at March 31, 2003. The majority of the Company's debt consists of fixed-rate conventional mortgages payable collateralized by individual properties.

        The Company has filed a shelf registration statement, effective June 6, 2002, to sell securities. The shelf registration is for a total of $1.0 billion of common stock, common stock warrants or common stock rights. The Company sold a total of 15.2 million shares of common stock under this shelf registration on November 27, 2002. The aggregate offering price of this transaction was approximately $440.2 million, leaving approximately $559.8 million available under the shelf registration statement.

        The Company had a credit facility of $200.0 million with a maturity of July 26, 2002 with a right to extend the facility subject to certain conditions. On July 26, 2002, concurrent with the closing of Westcor, the Company replaced this $200.0 million credit facility with a new $425.0 million revolving line of credit. This increased revolving line of credit has a three-year term plus a one-year extension. The interest rate fluctuates from LIBOR plus 1.75% to LIBOR plus 3.00% depending on the Company's overall leverage level. As of March 31, 2003, $382 million was outstanding at an average interest rate of 4.32%.

        The Company had $125.1 million of convertible subordinated debentures (the "Debentures"), which matured December 15, 2002. On December 13, 2002, the Debentures were repaid in full, using the Company's revolving credit facility.

        The Company has a 3.3% interest in Constellation Real Technologies, LLC, a joint venture investing in real estate technology initiatives and opportunities. The Company funded $959 in 2001 and has committed, subject to certain conditions, to fund up to an additional $330 in 2003 and $330 in 2004 to this joint venture.

        At March 31, 2003, the Company had cash and cash equivalents available of $105.8 million.

Funds From Operations:

        The Company uses FFO in addition to net income to report its operating and financial results and considers FFO a supplemental measure for the real estate industry and a supplement to GAAP measures. NAREIT defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from extraordinary items and sales of depreciated operating properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. FFO is useful to investors in comparing operating and financial results between periods. This is especially true since FFO excludes real estate depreciation and amortization, as the Company believes real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time. FFO does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net income as defined by GAAP and is not indicative of cash available to fund all cash flow needs. FFO, as presented, may not be comparable to similarly titled measures reported by other real estate investment trusts.

        In compliance with the recently issued Securities and Exchange Commission's Regulation G relating to non-GAAP financial measures, the Company has revised its FFO definition as of January 1, 2003 and for all prior periods presented, to include gain or loss on sales of peripheral land and the effect of SFAS No. 141. The Company's revised definition is in accordance with the definition provided by NAREIT. The gain on sales of land included in FFO for the three months ended March 31, 2003 resulted in an increase of $0.5 million and the inclusion of SFAS No 141 increased FFO by $1.1 million, including the pro rata share of joint ventures of $0.4 million. During the three months ended March 31, 2002, there were no peripheral land sales and no impact of SFAS 141. The following reconciles net income available to common stockholders to FFO:

	Three Months Ended March 31,
	2003	2002
	Amount	Amount
	(amounts in thousands)
Net income available to common stockholders	$19,425	$17,350
Adjustments to reconcile net income to FFO—basic:
Minority interest	5,145	5,573
(Gain) loss on sale or write-down of wholly-owned assets	166	(13,256)
(Gain) loss on sale or write-down of assets from unconsolidated entities (pro rata)	(51)	1,418
Depreciation and amortization on wholly owned centers	23,914	16,624
Depreciation and amortization on joint ventures and from the management companies (pro rata)	11,657	7,375
Less: depreciation on personal property and amortization of loan costs and interest rate caps	(2,166)	(1,411)

FFO—basic(1)	58,090	33,673
Additional adjustments to arrive at FFO—diluted:
Impact of convertible preferred stock	5,195	5,013
Impact of stock options using the treasury method	—	(n/a antidilutive)
Impact of restricted stock using the treasury method	(n/a antidilutive)	(n/a antidilutive)
Impact of convertible debentures	—	2,446

FFO—diluted(2)	$63,285	$41,132

(1)
Calculated based upon basic net income as adjusted to reach basic FFO. As of March 31, 2003 and 2002,13.7 million and 11.2 million of OP Units and Westcor partnership units were outstanding, respectively.

(2)
The computation of FFO—diluted includes the effect of outstanding common stock options and restricted stock using the treasury method. The convertible debentures were dilutive for the three months ended March 31, 2002, and were included in the FFO calculation. The convertible debentures were paid off in full on December 13, 2002. On February 25, 1998, the Company sold $100 million of its Series A Preferred Stock. On June 16, 1998, the Company sold $150 million of its Series B Preferred Stock. The preferred stock can be converted on a one-for-one basis for common stock. The preferred shares are assumed converted for purposes of FFO-diluted as they are dilutive to that calculation

        Included in minimum rents were rents attributable to the accounting practice of straight lining of rents. The amount of straight lining of rents, including the Company's pro rata share from joint ventures, that impacted minimum rents was $1.1 million for the three months ended March 31, 2003; and $0.0 million for the three months ended March 31, 2002, respectively. The increase in straight-lining of rents in 2003 compared to 2002 is related to the acquisition of The Oaks and the Westcor portfolio in 2002. These are offset by decreases due to the Company structuring its new leases using rent increased tied to the change in CPI rather than using contractually fixed rent increases.

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

New Pronouncements Issued

        As a result of the adoption of Statement of Financial Accounting Standard ("SFAS") 133 on January 1, 2001, the Company recorded a transition adjustment of approximately $7.1 million to accumulated other comprehensive income related to treasury rate lock transactions settled in prior years. The entire transition adjustment was reflected in the quarter ended March 31, 2001. The Company reclassified approximately $0.3 million for the three months ended March 31, 2003 and 2002 and expects to reclassify approximately $1.3 million from accumulated other comprehensive income to earnings for the year ended December 31, 2003. Additionally, the Company recorded other comprehensive income of $0.2 million related to the mark to market of an interest rate swap agreement.

        On July 1, 2001, the Company adopted SFAS No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires that the purchase method of accounting be used for all business combinations for which the date of acquisition is after June 30, 2001. SFAS 141 also establishes specific criteria for the recognition of intangible assets such as acquired in-place leases. The Company has determined that the impact of SFAS 141 on acquisitions that occurred during 2002 was to recognize an additional $1.1 million of minimum rents, including $0.4 million from the joint ventures at pro rata for the three months ending March 31, 2003. A deferred credit of $15.4 million is recorded in "Other Accrued Liabilities of the Company." An additional $6.0 million of deferred credits is recorded in the financial statements of the Company's unconsolidated joint ventures. Accordingly, these deferred credits will be amortized into rental revenues at approximately $3.4 million and $1.6 million per year, respectively for each of the next five years.

        In October 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company adopted SFAS 144 on January 1, 2002. The Company sold Boulder Plaza on March 19, 2002 and in accordance with SFAS 144 the results of Boulder Plaza for the periods from January 1, 2002 to March 19, 2002 have been reclassified into "discontinued operations" on the consolidated statements of operations. Total revenues associated with Boulder Plaza was approximately $0.5 for the period January 1, 2002 to March 19, 2002. The Company sold Paradise Village Gateway, which was acquired on July 26, 2002, on January 2, 2003 and have recorded a loss on sale of $0.2 million for the three months ending March 31, 2003.

        In May 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections" ("SFAS 145"), which is effective for fiscal years beginning after May 15, 2002. SFAS 145 rescinds SFAS 4, SFAS 44 and SFAS 64 and amends SFAS 13 to modify the accounting for sales-leaseback transactions. SFAS 4 required the classification of gains and losses resulting from extinguishments of debt to be classified as extraordinary items. The Company expects to reclassify a loss of approximately $3.6 million which was incurred in the third and fourth quarters of

2002, from extraordinary items to continuing operations pursuant to the Company's adoption of SFAS 145 on January 1, 2003.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have any impact on the Company's consolidated financial statements for the period ending March 31, 2003.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, and amendment of FASB Statement No. 123"("SFAS No. 148"). SFAS No. 148 amended SFAS No 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for employee stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No 123 to require prominent disclosure in annual and interim financial statements about the method of accounting for stock-based compensation and its effect on reported results. The disclosure provisions of SFAS No. 148 are included in the accompanying Notes to Consolidated Financial Statements. Prior to the issuance of SFAS No. 148, the Company adopted the provisions of SFAS No. 123 and will prospectively expense all stock options issued subsequent to January 1, 2002. The Company did not issue any stock options to employees for the three months ending March 31, 2003 and 2002 and accordingly, no compensation expense has been recorded in either period.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has reviewed the provisions of this Interpretation relating to initial recognition and measurement of guarantor liabilities, which are effective for qualifying guarantees entered into or modified after December 31, 2002. The Company has not modified or entered into any qualifying guarantees during the three months ending March 31, 2003.

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51." FIN 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: 1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, and 2) the equity investors lack an essential characteristic of a controlling financial interest. The Company is in the process of evaluating the effects of FIN 46 which may require the Company to consolidate Macerich Management Company ("MMC") effective January 1, 2004. The Company does not believe there will be any significant impact as a result of consolidating MMC, since MMC is currently accounted for under the equity method in the Company's consolidated financial statements.

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

        The following table sets forth information as of March 31, 2003 concerning the Company's long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV").

	For the Years Ended December 31,
	2003	2004	2005	2006	2007	Thereafter	Total	FV
	(dollars in thousands)
Consolidated Centers:
Long term debt:
Fixed rate	$28,661	$146,768	$26,914	$96,425	$111,956	$1,191,305	$1,602,029	$1,716,498
Average interest rate	6.96%	6.94%	6.95%	6.94%	7.06%	7.06%	6.96%	—
Variable rate	—	328,651	624,414	—	—	—	953,065	953,065
Average interest rate	—	4.24%	3.21%	—	—	—	3.74%	—

Total debt-Consolidated Centers	$28,661	$475,419	$651,328	$96,425	$111,956	$1,191,305	$2,555,094	$2,669,563

Joint Venture Centers:
(at Company's pro rata share:)
Fixed rate	$10,338	$15,306	$95,269	$277,842	$125,504	$261,869	$786,128	$835,098
Average interest rate	6.47%	6.49%	6.43%	6.43%	6.87%	6.87%	6.47%	—
Variable rate	100,658	49,191	187	55,012	—	—	205,048	205,048
Average interest rate	2.21%	1.72%	1.72%	1.72%	—	—	2.21%	—

Total debt—Joint Ventures	$110,996	$64,497	$95,456	$332,854	$125,504	$261,869	$991,176	$1,040,146

Total debt—All Centers	$139,657	$539,916	$746,784	$429,279	$237,460	$1,453,174	$3,546,270	$3,709,709

        In 2003, $92.3 million of the floating rate debt maturing will be refinanced in May 2003 and $8.2 million will be extended for two years.

        In addition, the Company has assessed the market risk for its variable rate debt as of March 31, 2003 and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $11.6 million per year based on $1.2 billion outstanding at March 31, 2003.

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

        None

Item 3    Defaults Upon Senior Securities

        None

Item 4    Submission of Matters to a Vote of Security Holders

        None

Item 5    Other Information

        None

Item 6    Exhibits and Reports on Form 8-K

  a.
  Exhibits

  3.1
  Amended and Restated By-Laws (including amendment adopted on April 30, 2003).

  99.1
  Section 906 Certification of Arthur Coppola, Chief Executive Officer.

  99.2
  Section 906 Certification of Thomas O'Hern, Chief Financial Officer.

  b.
  Current Reports on Form 8-K

  None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2003	THE MACERICH COMPANY

	By:	/s/ THOMAS E. O'HERN Thomas E. O'Hern Executive Vice President and Chief Financial Officer

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

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
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

Date: May 14, 2003	/s/ Arthur Coppola [Signature]
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

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
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

Date: May 14, 2003	/s/ Thomas E. O'Hern [Signature]
Executive Vice President and Chief Financial Officer [Title]

EXHIBIT INDEX

  (a)
  Exhibits
Number	Description
3.1	Amended and Restated By-Laws (including amendment adopted on April 30, 2003).
99.1	Section 906 Certification of Arthur Coppola, Chief Executive Officer.
99.2	Section 906 Certification of Thomas O'Hern, Chief Financial Officer.

QuickLinks

Form 10-Q INDEX
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES AND THE MACERICH MANAGEMENT COMPANIES
PART II OTHER INFORMATION
SIGNATURES
SECTION 302 CERTIFICATION
SECTION 302 CERTIFICATION
EXHIBIT INDEX