Form 10-Q
period 2003-06-30
MACERICH CO
filed 2003-08-14
CIK 912242

THE MACERICH COMPANY (The Company)

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 2003

COMMISSION FILE NO. 1-12504

THE MACERICH COMPANY

(Exact Name of registrant as specified in its charter)

MARYLAND	95-4448705
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

401 Wilshire Boulevard, Suite 700, Santa Monica, California 90401
(Address of principal executive office, including zip code)

Registrant’s telephone number, including area code (310) 394-6000

N/A

(Former name, former address and former fiscal year, if changed since last report)

Number of shares outstanding of the registrant’s common stock, as of August 7, 2003 Common Stock, par value $.01 per share: 52,595,790 shares

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

YES         ☒            NO          ☐

THE MACERICH COMPANY (The Company)

Form 10-Q

2

THE MACERICH COMPANY (The Company)

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30, 2003	December 31, 2002
ASSETS

Property, net	$3,035,130	$2,842,177
Cash and cash equivalents	79,713	53,559
Tenant receivables, including accrued overage rents of $347 in 2003 and $4,846 in 2002	53,704	47,741
Deferred charges and other assets, net	66,283	71,547
Loans to unconsolidated joint ventures	33,546	28,533
Due from affiliates	—	1,318
Investments in unconsolidated joint ventures and the management companies	561,715	617,205
Total assets	3,830,091	3,662,080

LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY:

Mortgage notes payable:
Related parties	$105,779	$80,214
Others	1,819,267	1,662,894
Total	1,925,046	1,743,108
Bank notes payable	523,800	548,800
Accounts payable and accrued expenses	31,511	30,555
Due to affiliates	15,833	—
Other accrued liabilities	77,775	67,791
Preferred stock dividend payable	5,195	5,195
Total liabilities	2,579,160	2,395,449
Minority interest	211,532	221,497

Commitments and contingencies (Note 9)

Series A cumulative convertible redeemable preferred stock, $.01 par value, 3,627,131 shares authorized, issued and outstanding at June 30, 2003 and December 31, 2002	98,934	98,934

Series B cumulative convertible redeemable preferred stock, $.01 par value, 5,487,471 shares authorized, issued and outstanding at June 30, 2003 and December 31, 2002	148,402	148,402
	247,336	247,336
Common stockholders' equity:
Common stock, $.01 par value, 145,000,000 shares authorized 51,931,259 and 51,490,929 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	518	514
Additional paid-in capital	848,820	835,900
Accumulated deficit	(36,245)	(23,870)
Accumulated other comprehensive loss	(3,742)	(4,811)
Unamortized restricted stock	(17,288)	(9,935)
Total common stockholders' equity	792,063	797,798
Total liabilities, preferred stock and common stockholders' equity	$3,830,091	$3,662,080

The accompanying notes are an integral part of these financial statements.

THE MACERICH COMPANY (The Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

	Six Months Ended June 30,
	2003	2002
REVENUES:
Minimum rents	$145,167	$97,723
Percentage rents	2,971	2,288
Tenant recoveries	76,655	51,380
Other	7,877	4,667
Total revenues	232,670	156,058
EXPENSES:
Shopping center and operating expenses	81,243	53,353
REIT general and administrative expenses	6,020	3,544
	87,263	56,897
Interest expense:
Related parties	2,831	2,899
Others	64,158	47,260
Total interest expense	66,989	50,159

Depreciation and amortization	48,489	33,635
Equity in income of unconsolidated joint ventures and the management companies	29,607	5,406
Gain (loss) on sale of assets	8,794	(3,701)
Income of the Operating Partnership from continuing operations before minority interest	68,330	17,072
Discontinued operations:
Gain on sale of asset	2,759	13,916
Income from discontinued operations	—	292
Income before minority interest	71,089	31,280
Less: Minority interest	12,699	5,180
Net income	58,390	26,100
Less: Preferred dividends	10,391	10,026
Net income available to common stockholders	$47,999	$16,074
Earnings per common share - basic:
Income from continuing operations	$0.89	$0.15
Discontinued operations	0.04	0.30
Net income per share available to common stockholders	$0.93	$0.45

Weighted average number of common shares outstanding - basic	51,733,000	35,498,000

Earnings per common share - diluted:
Income from continuing operations	$0.88	$0.15
Discontinued operations	0.04	0.30
Net income per share available to common stockholders	$0.92	$0.45
Weighted average number of common shares outstanding - diluted	65,915,000	46,651,000

The accompanying notes are an integral part of these financial statements.

THE MACERICH COMPANY (The Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2003	2002
REVENUES:
Minimum rents	$73,029	$49,587
Percentage rents	1,261	991
Tenant recoveries	39,638	26,313
Other	3,784	2,217
Total revenues	117,712	79,108
EXPENSES:
Shopping center and operating expenses	41,881	27,654
REIT general and administrative expenses	3,684	2,012
	45,565	29,666
Interest expense:
Related parties	1,416	1,454
Others	31,565	23,582
Total interest expense	32,981	25,036

Depreciation and amortization	24,575	17,126
Equity in income (loss) of unconsolidated joint ventures and the management companies	15,141	(900)
Gain (loss) on sale of assets	8,794	(2,533)
Income of the Operating Partnership from continuing operations before minority interest	38,526	3,847
Discontinued operations:
Gain (loss) on sale of asset	2,797	(508)
Income from discontinued operations	—	4
Income before minority interest	41,323	3,343
Less: Minority interest	7,554	(393)
Net income	33,769	3,736
Less: Preferred dividends	5,195	5,013
Net income (loss) available to common stockholders	$28,574	($1,277)
Earnings per common share - basic:
Income (loss) from continuing operations	$0.51	($0.03)
Discontinued operations	0.04	(0.01)
Net income (loss) per share available to common stockholders	$0.55	($0.04)

Weighted average number of common shares outstanding - basic	51,874,000	36,241,000

Earnings per common share - diluted:
Income (loss) from continuing operations	$0.50	($0.03)
Discontinued operations	0.05	(0.01)
Net income (loss) per share available to common stockholders	$0.55	($0.04)
Weighted average number of common shares outstanding - diluted	66,088,000	47,393,000

The accompanying notes are an integral part of these financial statements.

THE MACERICH COMPANY (The Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the six months ended June 30,
	2003	2002
Cash flows from operating activities
Net income-available to common stockholders	$47,999	$16,074
Preferred dividends	10,391	10,026
Net income	58,390	26,100
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sale of assets	(8,794)	3,701
Discontinued operations gain on sale of assets	(2,759)	(13,916)
Depreciation and amortization	48,489	33,750
Amortization of net (premium) discount on trust deed note payable	(1,121)	17
Minority interest	12,699	5,180
Changes in assets and liabilities, net of acquisitions/dispositions:
Tenant receivables, net	(5,706)	7,975
Other assets	5,213	(691)
Accounts payable and accrued expenses	(3,011)	(4,711)
Due to affiliates	17,153	10,159
Other liabilities	3,873	(2,234)
Total adjustments	66,036	39,230
Net cash provided by operating activities	124,426	65,330
Cash flows from investing activities
Acquisitions of property and property improvements	(2,381)	(159,649)
Development, redevelopment and expansion of centers	(64,469)	(13,058)
Renovations of centers	(4,757)	(1,066)
Tenant allowances	(2,437)	(4,705)
Deferred leasing charges	(7,375)	(6,254)
Equity in income of unconsolidated joint ventures and the management companies	(29,607)	(5,406)
Distributions from joint ventures	44,864	29,232
Contributions to joint ventures	(33,890)	(6,285)
Acquisitions of joint ventures	(68,320)	-
Loans to unconsolidated joint ventures	(5,010)	—
Proceeds from sale of assets	82,765	23,817
Net cash used in investing activities	(90,617)	(143,374)
Cash flows from financing activities
Proceeds from mortgages and notes payable	351,876	124,000
Payments on mortgages and notes payable	(296,123)	(6,762)
Deferred financing costs	(2,623)	(1,809)
Net proceeds from equity offerings	—	51,963
Dividends and distributions	(50,394)	(46,187)
Dividends to preferred stockholders	(10,391)	(10,026)
Net cash (used in) provided by financing activities	(7,655)	111,179
Net increase in cash	26,154	33,135
Cash and cash equivalents, beginning of period	53,559	26,470
Cash and cash equivalents, end of period	$79,713	$59,605
Supplemental cash flow information:
Cash payment for interest, net of amounts capitalized	$69,330	$50,625
Non-cash transactions:
Acquisition of property by assumption of joint venture debt	$180,000	—
Reclassification from investments in joint ventures to property	$65,115	—
Reclassification from property to investments in joint ventures	$113,603	—
Reclassification from debt to investments in joint ventures	$69,557	—

The accompanying notes are an integral part of these financial statements.

THE MACERICH COMPANY (The Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

1.              Interim Financial Statements and Basis of Presentation:

The accompanying consolidated financial statements of The Macerich Company (the “Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  They do not include all of the information and footnotes required by GAAP for complete financial statements and have not been audited by independent public accountants.

The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  In the opinion of management, all adjustments, (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made.  The results for interim periods are not necessarily indicative of the results to be expected for a full year.  The accompanying consolidated balance sheet as of December 31, 2002 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

Certain reclassifications have been made in the 2002 consolidated financial statements to conform to the 2003 financial statement presentation.

Accounting Pronouncements:

As a result of the adoption of Statement of Financial Accounting Standard (“SFAS”) 133 on January 1, 2001, the Company recorded a transition adjustment of $7,148 to accumulated other comprehensive income related to treasury rate lock transactions settled in prior years.  The entire transition adjustment was reflected in the quarter ended March 31, 2001.  The Company reclassified $659 and $659 for the six months ending June 30, 2003 and 2002, respectively, and expects to reclassify $1,328 from accumulated other comprehensive income to earnings for the year ended December 31, 2003.  Additionally, the Company recorded other comprehensive income of $410 related to the mark to market of an interest rate swap agreement for the six months ended June 30, 2003.

On July 1, 2001, the Company adopted SFAS No. 141, “Business Combinations” (“SFAS 141”).  SFAS 141 requires that the purchase method of accounting be used for all business combinations for which the date of acquisition is after June 30, 2001.  SFAS 141 also establishes specific criteria for the recognition of intangible assets such as acquired in-place leases.  The Company has determined that the impact of SFAS 141 on acquisitions that occurred during 2002 was to recognize for the six and three months ending June 30, 2003 an additional $2,386 and $1,311 of minimum rents, including $732 and $308 from the joint ventures at pro rata, respectively.  A deferred credit of $14,509 is recorded in “Other Accrued Liabilities” of the Company.  An additional $3,972 of deferred credits is recorded in the financial statements of the Company’s unconsolidated joint ventures.  Accordingly, these deferred credits will be amortized into rental revenues at approximately $3,448 and $1,037 per year respectively, for each of the next five years.

In October 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This statement supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (“SFAS 121”).  SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale.  The Company adopted SFAS 144 on January 1, 2002.  The Company sold Boulder Plaza on March 19, 2002 and in accordance with SFAS 144, the results of Boulder Plaza for the periods from January 1, 2002 to March 19, 2002 have been reclassified into “discontinued operations” on the consolidated statements of operations.  Total revenues associated with Boulder Plaza were $470 for the period January 1, 2002 to March 19, 2002.  The Company sold Paradise Village Gateway, which was acquired on July 26, 2002, on January 2, 2003 and has recorded a loss on sale of $166 in “discontinued operations” for the three months ending March 31, 2003.  Additionally, a gain of $2,788 from the sale of the Shops at Gainey Village on June 6, 2003, which was acquired on July 26, 2002, has been reclassified to discontinued operations for the six months ending June 30, 2003.

In May 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections” (“SFAS 145”), which is effective for fiscal years beginning after May 15, 2002.  SFAS 145 rescinds SFAS 4, SFAS 44 and SFAS 64 and amends SFAS 13 to modify the accounting for sales-leaseback transactions.  SFAS 4 required the classification of gains and losses resulting from extinguishment of debt to be classified as extraordinary items.  The Company reclassified a loss of $3,605, which was incurred in the third and fourth quarters of 2002, from extraordinary items to continuing operations pursuant to the Company’s adoption of SFAS 145 on January 1, 2003.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan.  Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity.  SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002.  The adoption of SFAS No. 146 did not have any impact on the Company’s consolidated financial statements for the six months ending June 30, 2003.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, and amendment of FASB Statement No. 123”(“SFAS No. 148”).  SFAS No. 148 amended SFAS No 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for employee stock-based compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No 123 to require prominent disclosure in annual and interim financial statements about the method of accounting for stock-based compensation and its effect on reported results.  The disclosure provisions of SFAS No. 148 are included in the accompanying Notes to Consolidated Financial Statements.  Prior to the issuance of SFAS No. 148, the Company adopted the provisions of SFAS No. 123 and will prospectively expense all stock options issued subsequent to January 1, 2002.  The Company did not issue any stock options to employees for the six months ending June 30, 2003 and 2002 and accordingly, no compensation expense has been recorded in either period.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The Company has reviewed the provisions of this Interpretation relating to initial recognition and measurement of guarantor liabilities, which are effective for qualifying guarantees entered into or modified after December 31, 2002.  The Company has not modified or entered into any new qualifying guarantees during the six months ending June 30, 2003.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities - an interpretation of ARB No. 51.”  FIN 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics:  1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, and 2) the equity investors lack an essential characteristic of a controlling financial interest.  The Company is in the process of evaluating the effects of FIN 46 which may require the Company to consolidate Macerich Management Company (“MMC”) effective July 1, 2003.  The Company does not believe there will be any significant impact as a result of consolidating MMC, since MMC is currently accounted for under the equity method in the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS 149 is effective for contracts entered into or modified after June 30, 2003.  The Company does not expect the adoption of this pronouncement to have a material impact on its financial position or results of operations.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities.  Financial instruments within the scope of the pronouncement include mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of shares.  SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003.  The Company does not expect the adoption of the pronouncement to have a material impact on its financial position or results of operations.

Earnings Per Share (“EPS”)

The computation of basic earnings per share is based on net income and the weighted average number of common shares outstanding for the six months ending June 30, 2003 and 2002.  The computation of diluted earnings per share does not include the effect of outstanding restricted stock issued under the employee and director stock incentive plans as they are antidilutive using the treasury method.  The Operating Partnership units (“OP units”) not held by the Company have been included in the diluted EPS calculation since they are redeemable on a one-for-one basis for shares of common stock.  The following table reconciles the basic and diluted earnings per share calculation:

	For the six months ended June 30,
	2003			2002
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(In thousands, except per share data)			(In thousands, except per share data)

Net income	$58,390			$26,100
Less: Preferred stock dividends	10,391			10,026

Basic EPS:
Net income available to common stockholders	$47,999	51,733	$0.93	$16,074	35,498	$0.45

Diluted EPS:
Conversion of OP units	12,699	13,713		5,180	11,153
Employee stock options	—	469		n/a - antidilutive for EPS
Restricted stock	n/a - antidilutive for EPS			n/a - antidilutive for EPS
Convertible preferred stock	n/a - antidilutive for EPS			n/a - antidilutive for EPS
Convertible debentures	n/a - antidilutive for EPS			n/a - antidilutive for EPS

Net income available to common stockholders	$60,698	65,915	$0.92	$21,254	46,651	$0.45

	For the three months ended June 30,
	2003			2002
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(In thousands, except per share data)			(In thousands, except per share data)

Net income	$33,769			$3,736
Less: Preferred stock dividends	5,195			5,013

Basic EPS:
Net income available to common stockholders	$28,574	51,874	$0.55	($1,277)	36,241	($0.04)

Diluted EPS:
Conversion of OP units	7,554	13,712		(393)	11,152
Employee stock options	—	502		n/a - antidilutive for EPS
Restricted stock	n/a - antidilutive for EPS			n/a - antidilutive for EPS
Convertible preferred stock	n/a - antidilutive for EPS			n/a - antidilutive for EPS
Convertible debentures	n/a - antidilutive for EPS			n/a - antidilutive for EPS

Net income available to common stockholders	$36,128	66,088	$0.55	($1,670)	47,393	($0.04)

The minority interest for the six and three months ending June 30, 2003 of $12,699 and $7,554, respectively, has been allocated to income from continuing operations of $12,122 and $6,969 and $577 and $585, respectively to discontinued operations.  The minority interest for the six and three months ending June 30, 2002 of $5,180 and ($393), respectively has been allocated to income from continuing operations of $3,279 and ($234), respectively and $1,901 and ($159) respectively, to discontinued operations.

2.              Organization:

The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community shopping centers located throughout the United States.  The Company is the sole general partner of, and owned or had a majority of the ownership interests in, The Macerich Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”).  As of June 30, 2003, The Operating Partnership owns or has an ownership interest in 56 regional shopping centers, 19 community shopping centers and two development projects aggregating approximately 57 million square feet of gross leasable area (“GLA”).  These 77 regional and community shopping centers and development projects are referred to hereinafter as the “Centers”, unless the context otherwise requires.  The Company is a self-administered and self-managed real estate investment trust (“REIT”) and conducts all of its operations through the Operating Partnership and the Company’s management companies, Macerich Property Management Company, LLC, (“MPMC, LLC”) a single-member Delaware limited liability company, Macerich Management Company, a California corporation, Westcor Partners, LLC, a single member Arizona limited liability company, Macerich Westcor Management, LLC, a single member Delaware limited liability company and Westcor Partners of Colorado, LLC, a Colorado limited liability company (collectively, the “Westcor Management Companies”).  The term “Macerich Management Companies” includes Macerich Management Company and Macerich Manhattan Management Company, a California corporation which has been dissolved and was a wholly-owned subsidiary of Macerich Management Company.

The Company was organized to qualify as a REIT under the Internal Revenue Code of 1986, as amended.  As of June 30, 2003, the 18% limited partnership interest of the Operating Partnership not owned by the Company is reflected in these financial statements as minority interest.

3.     Investments in Unconsolidated Joint Ventures and the Macerich Management Companies:

The following are the Company’s investments in various joint ventures.  The Operating Partnership’s interest in each joint venture as of June 30, 2003 is as follows:

Joint Venture	The Operating Partnership’s Ownership %

Macerich Northwestern Associates	50%
Pacific Premier Retail Trust	51%
SDG Macerich Properties, L.P.	50%
Corte Madera Village, LLC	50.1%
West Acres Development	19%

Westcor Portfolio:
Regional Malls:
Arrowhead Towne Center	33.3%
Desert Sky Mall	50%
Scottsdale Fashion Square	50%
Superstition Springs Center	33.3%

Other Properties/Affiliated Companies:
Arrowhead Festival	5%
Camelback Colonnade	75%
Chandler Festival	50%
Chandler Gateway	50%
Chandler Village Center	50%
East Mesa Land	50%
Hilton Village	50%
Jaren Associates 4	25%
Lee West	50%
Lee West II	50%
Paradise Village Investment Co.	50%
Promenade	50%
Propcor Associates	25%
Propcor II – Boulevard Shops	50%
RLR/WV1	50%
Scottsdale/101 Associates	46%
Westcor/Gilbert	50%
Westcor/Goodyear	50%

The Operating Partnership also owns all of the non-voting preferred stock of Macerich Management Company, which is generally entitled to dividends equal to 95% of the net cash flow of the Company.  Macerich Manhattan Management Company, which has been dissolved, was a wholly owned subsidiary of Macerich Management Company.  MPMC, LLC is a single-member Delaware limited liability company and is 100% owned by the Operating Partnership.

The Company accounts for the Macerich Management Companies and joint ventures using the equity method of accounting.  The Company consolidates the accounts for MPMC, LLC.

Although the Company has a majority ownership interest in Pacific Premier Retail Trust, Camelback Colonnade and Corte Madera Village, LLC, the Company shares management control with its joint venture partner and accounts for these joint ventures using the equity method of accounting.

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

MerchantWired LLC was formed by six major mall companies, including the 9.6% interest owned by the Operating Partnership, to provide a private, high-speed IP network to malls across the United States.  The members of MerchantWired LLC agreed to sell all their collective membership interests in MerchantWired LLC under the terms of a definitive agreement with Transaction Network Services, Inc. (“TNSI”).  The transaction was expected to close in the second quarter of 2002, but TNSI unexpectedly informed the members of MerchantWired LLC that it would not complete the transaction.  As a result, MerchantWired LLC shut down its operations and transitioned its customers to alternate service providers.  The Company does not anticipate making further cash contributions to MerchantWired LLC and wrote-off its remaining investment of $8,947 in the three months ended June 30, 2002, which is reflected in the equity in income of unconsolidated joint ventures.

On July 26, 2002, the Operating Partnership acquired Westcor Realty Limited Partnership and its affiliated companies (“Westcor”), which included the joint ventures noted in the above schedule.  Westcor is the dominant owner, operator and developer of regional malls and specialty retail assets in the greater Phoenix area.  The total purchase price was approximately $1,475,000 including the assumption of $733,000 in existing debt and the issuance of approximately $72,000 of convertible preferred operating partnership units at a price of $36.55 per unit.  Additionally, $18,910 of partnership units of Westcor Realty Limited Partnership were issued to limited partners of Westcor which, subject to certain conditions, can be converted on a one for one basis into operating partnership units of the Operating Partnership.  The balance of the purchase price was paid in cash which was provided primarily from a $380,000 interim loan, which was subsequently paid in full in 2002, and a $250,000 term loan with a maturity of up to three years with two one-year extension options and with an interest rate ranging from LIBOR plus 2.75% to LIBOR plus 3.00% depending on the Company’s overall leverage level.  The results of Westcor are included for the period subsequent to its date of acquisition on July 26, 2002.

On November 8, 2002, the Company purchased its joint venture partner’s interest in Panorama City Associates for $23,700.  Accordingly, the Company now owns 100% of Panorama City Associates which owns Panorama Mall in Panorama, California.  The results of Panorama Mall prior to November 8, 2002 were accounted for using the equity method of accounting.

On January 31, 2003, the Company purchased its joint venture partner’s 50% interest in FlatIron Crossing.  Accordingly, the Company now owns 100% of FlatIron Crossing.  The purchase price consisted of approximately $68,300 in cash plus the assumption of the joint venture partners share of debt.  The results of FlatIron Crossing prior to January 31, 2003 were accounted for using the equity method of accounting.

On May 15, 2003, the Company sold 49.9% of its partnership interest in the Village at Corte Madera for $65,868, plus the assumption of a proportionate amount of the partnership debt in the amount of $34,709. The Company is retaining a 50.1% partnership interest and will continue leasing and managing the asset. Effective May 16, 2003, the Company is accounting for this property under the equity method of accounting.

On June 6, 2003, the Shops at Gainey Village, a 138,000 square foot Phoenix area specialty center, was sold for $55,724.  The Company which owned 50% of this property, received total proceeds of $15,816 and recorded a gain on sale of $2,788.

Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures and the Macerich Management Companies.

COMBINED AND CONDENSED BALANCE SHEETS OF UNCONSOLIDATED JOINT VENTURES
AND THE MACERICH MANAGEMENT COMPANIES

	June 30, 2003	December 31, 2002

Assets:
Properties, net	$3,330,387	$3,577,093
Other assets	101,710	95,085
Total assets	$3,432,097	$3,672,178

Liabilities and partners’ capital:
Mortgage notes payable	$2,086,800	$2,216,797
Other liabilities	101,785	118,331
The Company’s capital(1)	570,725	617,205
Outside partners’ capital	672,787	719,845
Total liabilitites and partners’ capital	$3,432,097	$3,672,178

(1) The Company’s investment in joint ventures is $9,010 less than the underlying equity as reflected in the joint ventures financial statements. The difference results from a step-up in basis at the joint venture level. The Company will amortize this difference into income on a straight line basis over 39 years.

COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES
AND THE MACERICH MANAGEMENT COMPANIES

	Six Months Ended June 30, 2003
	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Westcor Joint Ventures	Other Joint Ventures	Macerich Management Companies	Total

Revenues:
Minimum rents	$45,644	$52,764	$51,843	$11,064	—	$161,315
Percentage rents	1,949	1,806	395	568	—	4,718
Tenant recoveries	22,862	20,624	20,248	4,139	—	67,873
Management fee	—	—	—	—	$5,526	5,526
Other	1,435	1,032	1,552	436	370	4,825

Total revenues	71,890	76,226	74,038	16,207	5,896	244,257

Expenses:
Management Company expense	—	—	—	—	2,966	2,966
Shopping center and operating expenses	27,818	22,217	24,072	4,543	—	78,650
Interest expense	14,062	23,724	15,323	4,638	—	57,747
Depreciation and amortization	13,309	12,249	17,038	1,939	1,300	45,835
Total operating expenses	55,189	58,190	56,433	11,120	4,266	185,198

(Loss) gain on sale or write-down of assets	(463)	73	3,470	—	—	3,080
Net income	$16,238	$18,109	$21,075	$5,087	$1,630	$62,139
Company’s pro rata share of net income	$8,119	$9,236	$8,895	$1,809	$1,548	$29,607

COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES

AND THE MACERICH MANAGEMENT COMPANIES

	Six Months Ended June 30, 2002
	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Other Joint Ventures	Macerich Management Companies	Total

Revenues:
Minimum rents	$45,987	$50,906	$11,573	—	$108,466
Percentage rents	1,634	1,471	545	—	3,650
Tenant recoveries	20,896	18,621	4,004	—	43,521
Management fee	—	—	—	$4,421	4,421
Other	613	844	6,241	—	7,698

Total revenues	69,130	71,842	22,363	4,421	167,756

Expenses:
Management Company expense	—	—	—	3,934	3,934
Shopping center and operating expenses	26,314	21,119	10,967	—	58,400
Interest expense	15,052	24,206	5,785	—	45,043
Depreciation and amortization	12,765	11,880	7,356	734	32,735
Total operating expenses	54,131	57,205	24,108	4,668	140,112

Gain (loss) on sale or write-down of assets (1)	12	—	(106,868)	(33)	(106,889)
Net income (loss)	$15,011	$14,637	$(108,613)	$(280)	$(79,245)
Company’s pro rata share of net income (loss)	$7,506	$7,443	$(9,277)	$(266)	$5,406

(1)  In 2002, $106.2 million of the loss in Other Joint Ventures relates to MerchantWired, LLC.

COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES
AND THE MACERICH MANAGEMENT COMPANIES

	Three Months Ended June 30, 2003
	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Westcor Joint Ventures	Other Joint Ventures	Macerich Management Companies	Total

Revenues:
Minimum rents	$23,091	$26,314	$24,155	$6,189	—	$79,749
Percentage rents	584	752	153	372	—	1,861
Tenant recoveries	11,735	10,993	9,535	2,266	—	34,529
Management fee	—	—	—	—	$2,806	2,806
Other	744	565	1,264	247	(7)	2,813

Total revenues	36,154	38,624	35,107	9,074	2,799	121,758

Expenses:
Management Company expense	—	—	—	—	872	872
Shopping center and operating expenses	13,638	11,467	11,646	2,506	—	39,257
Interest expense	6,707	11,838	7,400	2,666	—	28,611
Depreciation and amortization	6,668	6,192	7,872	1,094	658	22,484
Total operating expenses	27,013	29,497	26,918	6,266	1,530	91,224

(Loss) gain on sale or write-down of assets	(564)	73	2,677	—	—	2,186
Net income	$8,577	$9,200	$10,866	$2,808	$1,269	$32,720
Company’s pro rata share of net income	$4,288	$4,704	$3,905	$1,040	$1,204	$15,141

COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES

AND THE MACERICH MANAGEMENT COMPANIES

	Three Months Ended June 30, 2002
	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Other Joint Ventures	Macerich Management Companies	Total

Revenues:
Minimum rents	$23,270	$25,632	$5,866	—	$54,768
Percentage rents	419	557	321	—	1,297
Tenant recoveries	10,566	9,242	2,098	—	21,906
Management fee	—	—	—	$2,249	2,249
Other	317	410	1,995	—	2,722

Total revenues	34,572	35,841	10,280	2,249	82,942

Expenses:
Management Company expense	—	—	—	2,041	2,041
Shopping center and operating expenses	13,453	10,588	2,530	—	26,571
Interest expense	7,505	12,102	2,023	—	21,630
Depreciation and amortization	6,363	6,044	1,007	429	13,843
Total operating expenses	27,321	28,734	5,560	2,470	64,085

Gain (loss) on sale or write-down of assets (1)	12	—	(92,807)	(33)	(92,828)
Net income (loss)	$7,263	$7,107	$(88,087)	$(254)	$(73,971)
Company’s pro rata share of net income (loss)	$3,632	$3,612	$(7,903)	$(241)	$(900)

(1)  In 2002, $92.8  million of the loss in Other Joint Ventures relates to MerchantWired, LLC.

Significant accounting policies used by the unconsolidated joint ventures and the Macerich Management Companies are similar to those used by the Company.

Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life (“NML”) of $150,809 and $153,147 as of June 30, 2003 and December 31, 2002, respectively.  NML is considered a related party because it is a joint venture partner with the Company in Macerich Northwestern Associates.  Interest expense incurred on these borrowings amounted to $5,059 and $5,217 for the six months ended June 30, 2003 and 2002, respectively; and $2,529 and $2,614 for the three months ended June 30, 2003 and 2002, respectively.

4.              Property:

Property is summarized as follows:

	June 30, 2003	December 31, 2002

Land	$523,455	$531,099
Building improvements	2,635,116	2,489,041
Tenant improvements	77,491	75,103
Equipment and furnishings	23,825	22,895
Construction in progress	202,886	133,536
	3,462,773	3,251,674

Less, accumulated depreciation	(427,643)	(409,497)

	$3,035,130	$2,842,177

On January 2, 2003, the Company sold its 67% interest in Paradise Village Gateway for approximately $29,400 and recorded a loss on sale of $0.2 million.  On January 31, 2003, the Company purchased its joint venture partner’s 50% interest in FlatIron Crossing.  Accordingly, the Company now owns 100% of FlatIron Crossing.  The purchase price consisted of approximately $68,320 in cash plus the assumption of the joint venture partner’s share of debt of $90,000.  On May 15, 2003, the Company sold 49.9% of its partnership interest in the Village at Corte Madera for $65,868 and the assumption of a proportionate share of debt in the amount of $34,709.  This sale resulted in the Company recording a gain on sale of $8,794. Additionally, the Company has recorded a gain of $0.1 million on the sale of peripheral land for the six months ending June 30, 2003.

A gain on sale of assets of $13,916 for the six months ending June 30, 2002 is primarily a result of the Company selling Boulder Plaza on March 19, 2002.

5.              Mortgage Notes Payable:

Mortgage notes payable at June 30, 2003 and December 31, 2002 consist of the following:

Debt premiums represent the excess of the fair value of debt over the principal value of debt assumed in various acquisitions subsequent to March, 1994 (with interest rates ranging from 3.81% to 6.26%).  The debt premiums are being amortized into interest expense over the term of the related debt on a straight-lined basis, which approximates the effective interest method.  The balances shown below include the unamortized premiums as of June 30, 2003 and December 31, 2002.

	Carrying Amount of Notes
	2003		2002
Property Pledged as Collateral	Other	Related Party	Other	Related Party	Interest Rate	Payment Terms		Maturity Date

Consolidated Centers:

Borgata(b)	$16,685	—	$16,926	—	5.39%	115(a	)	2007
Capitola Mall	—	$46,045	—	$46,674	7.13%	380(a	)	2011
Carmel Plaza	27,913	—	28,069	—	8.18%	202(a	)	2009
Chandler Fashion Center (c)	182,352	—	183,594	—	5.48%	1,043(a	)	2012
Chesterfield Towne Center	61,322	—	61,817	—	9.07%	548(d	)	2024
Citadel	68,439	—	69,222	—	7.20%	554(a	)	2008
Corte Madera, Village at	—	—	69,884	—	7.75%	516(a	)	2009
Crossroads Mall - Boulder (e)	—	33,279	—	33,540	7.08%	244(a	)	2010
Flagstaff Mall(f)	14,651	—	14,974	—	5.39%	121(a	)	2006
FlatIron Crossing (g)	145,000	—	—	—	2.02%	interest only		2004
FlatIron Crossing - Mezzanine (h)	35,000	—	—	—	4.40%	interest only		2004
Fresno Fashion Fair	67,615	—	68,001	—	6.52%	437(a	)	2008
Greeley Mall (i)	12,713	—	13,281	—	8.50%	187(a	)	2003
Green Tree Mall/Crossroads - OK/Salisbury (j)	117,714	—	117,714	—	7.23%	interest only		2004
La Encantada (k)	12,330	—	2,715	—	3.06%	interest only		2005
Northwest Arkansas Mall	58,001	—	58,644	—	7.33%	434(a	)	2009
Pacific View (l)	94,252	—	87,739	—	7.16%	602(a	)	2011
Panorama Mall (m)	32,250	—	—	—	3.21%	interest only		2005
Paradise Valley Mall(n)	81,393	—	82,256	—	5.39%	506(a	)	2007
Paradise Valley Mall(o)	25,012	—	25,393	—	5.89%	183(a	)	2009
Paradise Village Gateway (p)	—	—	19,524	—	5.39%	137(a	)	(p	)
Prescott Gateway (q)	40,753	—	40,651	—	3.54%	interest only		2004
Queens Center	96,604	—	97,186	—	6.88%	633(a	)	2009
Queens Center (r)	26,455	26,455	—	—	3.82%	interest only		2013
Rimrock Mall	45,307	—	45,535	—	7.45%	320(a	)	2011
Santa Monica Place	83,166	—	83,556	—	7.70%	606(a	)	2010
South Plains Mall	62,472	—	62,823	—	8.22%	454(a	)	2009
South Towne Center	64,000	—	64,000	—	6.61%	interest only		2008
The Oaks (s)	108,000	—	108,000	—	2.56%	interest only		2004
Valley View Center	51,000	—	51,000	—	7.89%	interest only		2006
Village Plaza(t)	5,723	—	5,857	—	5.39%	47(a	)	2006
Village Square I & II (u)	5,006	—	5,116	—	5.39%	41(a	)	2006
Vintage Faire Mall	68,236	—	68,586	—	7.89%	508(a	)	2010
Westbar (v)	4,333	—	4,454	—	4.22%	35(a	)	2005
Westbar(w)	7,616	—	7,852	—	4.22%	66(a	)	2004
Westside Pavilion	97,954	—	98,525	—	6.67%	628(a	)	2008
Grand Total - Consolidated Centers	$1,819,267	$105,779	$1,662,894	$80,214

	Carrying Amount of Notes
	2003		2002
Property Pledged as Collateral	Other	Related Party	Other	Related Party	Interest Rate	Payment Terms		Maturity Date
Joint Venture Centers (at pro rata share):

Arizona Lifestyle Galleries (50%)(x)(y)	$880	—	$925	—	3.81%	10(a	)	2004
Arrowhead Towne Center (33.33%)(x)(z)	28,720	—	28,931	—	6.38%	187(a	)	2011
Boulevard Shops (50%) (x)(aa)	5,127	—	4,824	—	3.46%	interest only		2004
Broadway Plaza (50%) (x)	—	$34,178	—	$34,576	6.68%	257(a	)	2008
Camelback Colonnade (75%)(x)(ab)	26,166	—	26,818	—	4.81%	211(a	)	2006
Chandler Festival (50%) (x)(ac)	16,273	—	16,101	—	2.92%	interest only		2004
Chandler Gateway (50%) (x)(ad)	7,491	—	7,376	—	3.28%	interest only		2004
Corte Madera, Village at (50.1%)(x)	34,815	—	—	—	7.75%	259(a	)	2009
Desert Sky Mall (50%) (x)(ae)	13,836	—	13,969	—	5.42%	85(a	)	2005
East Mesa Land (50%) (x)(af)	2,129	—	2,139	—	2.28%	10(a	)	2004
East Mesa Land (50%) (x)(af)	636	—	640	—	5.39%	3(a	)	2006
FlatIron Crossing (50%) (x)(g)	—	—	72,500	—	2.30%	interest only		2004
FlatIron Crossing - Mezzanine (50%) (x)(h)	—	—	17,500	—	4.68%	interest only		2004
Hilton Village (50%)(x)(ag)	4,631	—	4,719	—	5.39%	35(a	)	2007
Pacific Premier Retail Trust (51%) (x):
Cascade Mall	11,637	—	11,983	—	6.50%	122(a	)	2014
Kitsap Mall/Kitsap Place	30,716	—	30,831	—	8.06%	230(a	)	2010
Lakewood Mall (ah)	64,770	—	64,770	—	7.20%	interest only		2005
Lakewood Mall (ai)	8,224	—	8,224	—	3.57%	interest only		2003
Los Cerritos Center	58,091	—	58,537	—	7.13%	421(a	)	2006
North Point Plaza	1,628	—	1,669	—	6.50%	16(a	)	2015
Redmond Town Center - Retail	30,564	—	30,910	—	6.50%	224(a	)	2011
Redmond Town Center - Office	—	42,051	—	42,837	6.77%	370(a	)	2009
Stonewood Mall	39,486	—	39,653	—	7.41%	275(a	)	2010
Washington Square	56,542	—	57,161	—	6.70%	421(a	)	2009
Washington Square Too	5,713	—	5,843	—	6.50%	53(a	)	2016
Promenade (50%)(x)(aj)	2,565	—	2,617	—	5.39%	20(a	)	2006
PVIC Ground Leases (50%)(x)(ak)	3,929	—	3,991	—	5.39%	28(a	)	2006
PVOP II (50%)(x)(al)	1,557	—	1,583	—	5.85%	12(a	)	2009
Scottsdale Fashion Square - Series I (50%)(x)(am)	83,364	—	84,024	—	5.39%	interest only		2007
Scottsdale Fashion Square - Series II (50%)(x)(an)	36,902	—	37,346	—	5.39%	interest only		2007
Scottsdale/101 Associates (46%)(x)(ao)	6,488	—	—	—	3.38%	interest only		2006
SDG Macerich Properties L.P. (50%) (x) (ap)	183,197	—	183,922	—	6.54%	1,120(a	)	2006
SDG Macerich Properties L.P. (50%) (x) (ap)	93,250	—	92,250	—	1.59%	interest only		2006
SDG Macerich Properties L.P. (50%) (x) (ap)	40,700	—	40,700	—	1.55%	interest only		2006
Shops at Gainey Village (50%)(x) (aq)	—	—	11,342	—	3.29%	interest only		(aq	)
Superstition Springs (33.33%) (x)(ar)	16,322	—	16,401	—	2.28%	75(a	)	2004
Superstition Springs (33.33%) (x)(ar)	4,875	—	4,908	—	5.39%	23(a	)	2006
Village Center (50%)(x)(as)	3,886	—	3,971	—	5.39%	31(a	)	2006
Village Crossroads (50%)(x)(at)	2,510	—	2,559	—	4.81%	19(a	)	2005
Village Fair North (50%)(x)(au)	6,125	—	6,193	—	5.89%	41(a	)	2008
West Acres Center (19%) (x)	7,116	—	7,222	—	6.52%	57(a	)	2009
West Acres Center (19%) (x)	1,832	—	1,853	—	9.17%	18(a	)	2009
Grand Total - Joint Venture Centers	$942,693	$76,229	$1,006,905	$77,413
Grand Total - All Centers	$2,761,960	$182,008	$2,669,799	$157,627
Less unamortized debt premiums	20,600	—	35,847	—
Grand Total - excluding unamortized debt premiums	$2,741,360	$182,008	$2,633,952	$157,627

(a)       This represents the monthly payment of principal and interest.

(b)       At June 30, 2003 and December 31, 2002, the unamortized premium was $1,273 and $1,417, respectively.

(c)        On October 21, 2002, the Company refinanced the debt on Chandler Fashion Center.  The prior loan was paid in full and a new note was issued for $184,000 bearing interest at a fixed rate of 5.48% and maturing November 1, 2012.

(d)       This amount represents the monthly payment of principal and interest.  In addition, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property’s gross receipts (as defined in the loan agreement) exceeds a base amount specified therein.  Contingent interest expense recognized by the Company was $205 and $65 for the six and three months ended June 30, 2003, respectively and $324 and $165 for the six and three months ended June 30, 2002, respectively.

(e)        This note was issued at a discount.  The discount is being amortized over the life of the loan using the effective interest method.  At June 30, 2003 and December 31, 2002, the unamortized discount was $248 and $264, respectively.

(f)           At June 30, 2003 and December 31, 2002, the unamortized premium was $736 and $878, respectively.

(g)       The property has a permanent interest only loan bearing interest at LIBOR plus 0.92%.  At June 30, 2003 and December 31, 2002, the total interest rate was 2.02% and 2.30%, respectively.  This variable rate debt is covered by an interest rate cap agreement which effectively prevents the interest rate from exceeding 8%.  In April 2003, the Company negotiated a new $200,000 ten year loan at a fixed interest rate of 5.23%.  The current $145,000 floating loan will be paid off upon closing of the transaction which is anticipated to be in October, 2003.

(h)       This loan is interest only bearing interest at LIBOR plus 3.30%.  At June 30, 2003 and December 31, 2002, the total interest rate was 4.40% and 4.68%, respectively.  This variable rate debt is covered by an interest rate cap agreement which effectively prevents the interest rate from exceeding 8%.  The loan is collateralized by the Company’s interest in the FlatIron Crossing Shopping Center.  The current $35,000 floating rate loan will be paid off upon closing of the new $200,000 loan described in Note (g) above.

(i)          On August 7, 2003, the Company paid off the $12,713 loan and placed a new $30,000 ten-year fixed rate loan at an interest rate of 6.18%.

(j)           This loan is cross-collateralized by Green Tree Mall, Crossroads Mall-Oklahoma and the Centre at Salisbury.

(k)       This represents a construction loan which shall not exceed $51,000 bearing interest at LIBOR plus 2.0%.  At June 30, 2003 and December 31, 2002, the total interest rate was 3.06% and 3.40%, respectively.

(l)          This loan was issued on July 10, 2001 for $89,000, and may be increased up to $96,000 subject to certain conditions.  In April 2003, the additional $7,000 was funded at a fixed rate of 7.0% until maturity.

(m)     In January, 2003, the Company placed a $32,250 floating rate note on the property bearing interest at LIBOR plus 1.65% and maturing December 31, 2005.  The total interest rate at June 30, 2003 was 3.21%.

(n)       At June 30, 2003 and December 31, 2002, the unamortized premium was $2,756 and $3,150, respectively.

(o)       At June 30, 2003 and December 31, 2002, the unamortized premium was $1,708 and $1,857, respectively.

(p)       On January 2, 2003, the Company sold its 67% interest in Paradise Village Gateway.

(q)       This represents a construction loan which shall not exceed $46,300 bearing interest at LIBOR plus 2.25%.  At June 30, 2003 and December 31, 2002, the total interest rate was 3.54% and 3.50%, respectively.

(r)         This represents a $225,000 construction loan bearing interest at LIBOR plus 2.50%.  The loan converts to a permanent fixed rate loan at 7%, subject to certain conditions including completion of the expansion and redevelopment project.

(s)         Concurrent with the acquisition of the mall, the Company placed a $108,000 loan bearing interest at LIBOR plus 1.15% and maturing July 1, 2004 with three consecutive one year options.  $92,000 of the loan is at LIBOR plus 0.7% and $16,000 is at LIBOR plus 3.75% .  This variable rate debt is covered by an interest rate cap agreement over two years which effectively prevents the LIBOR interest rate from exceeding 7.10%.  At June 30, 2003 and December 31, 2002, the total weighted average interest rate was 2.56% and 2.58%, respectively.

(t)              At June 30, 2003 and December 31, 2002, the unamortized premium was $515 and $592, respectively.

(u)           At June 30, 2003 and December 31, 2002, the unamortized premium was $241 and $287, respectively.

(v)            At June 30, 2003 and December 31, 2002, the unamortized premium was $224 and $302, respectively.

(w)         At June 30, 2003 and December 31, 2002, the unamortized premium was $137 and $245, respectively.

(x)            Reflects the Company’s pro rata share of debt.

(y)            At June 30, 2003 and December 31, 2002, the unamortized premium was $11 and $35, respectively.

(z)             At June 30, 2003 and December 31, 2002, the unamortized premium was $914 and $968, respectively.

(aa)    This represents a construction loan which shall not exceed $13,300 bearing interest at LIBOR plus 2.25%.  At June 30, 2003 and December 31, 2002, the weighted average interest rate was 3.46% and 3.57%, respectively.

(ab)    At June 30, 2003 and December 31, 2002, the unamortized premium was $1,575 and $1,893, respectively.

(ac)     This represents a construction loan which shall not exceed $35,000 bearing interest at LIBOR plus 1.60%.  At June 30, 2003 and December 31, 2002, the total interest rate was 2.92% and 3.04%, respectively. In August 2003, the Company negotiated a refinancing of this loan which is anticipated to close in September, 2003.

(ad)    This represents a construction loan which shall not exceed $17,000 bearing interest at LIBOR plus 2.0%.  At June 30, 2003 and December 31, 2002, the total interest rate was 3.28% and 3.55%, respectively.

(ae)     This note originally matured on October 1, 2002.  The Company has extended this note to January 1, 2005 at a fixed interest rate of 5.42%.

(af)        This note was assumed at acquisition.  The loan consists of 14 tranches, with a range of maturities from 36 months (with two 18-month extension options) to 60 months.  The variable rate debt ranges from LIBOR plus 60 basis points to LIBOR plus 250 basis points, and fixed rate debt ranges from 5.01% to 6.18%.  An interest rate swap was entered into to convert $1,482 of floating rate debt with a weighted average interest rate of 3.97% to a fixed rate of 5.39%.  The interest rate swap has been designated as a hedge in accordance with SFAS 133.  Additionally, interest rate caps were entered into on a portion of the debt and reverse interest rate caps were simultaneously sold to offset the effect of the interest rate cap agreements. These interest rate caps do not qualify for hedge accounting in accordance with SFAS 133.

(ag)    At June 30, 2003 and December 31, 2002, the unamortized premium was $414 and $474, respectively.

(ah)    In connection with the acquisition of this property, the joint venture assumed $127,000 of collateralized fixed rate notes (the “Notes”).  The Notes bear interest at an average fixed rate of 7.20% and mature in August 2005.  The Notes require the joint venture to deposit all cash flow from the property operations with a trustee to meet its obligations under the Notes.  Cash in excess of the required amount, as defined, is released.  Included in cash and cash equivalents is $750 of restricted cash deposited with the trustee at June 30, 2003 and December 31, 2002.

(ai)       On July 28, 2000, the joint venture placed a $16,125 floating rate note on the property bearing interest at LIBOR plus 2.25% and maturing July 2003. The Company is currently negotiating a two-year loan extension with the lender.   At June 30, 2003 and December 31, 2002, the total interest rate was 3.57%.

(aj)        At June 30, 2003 and December 31, 2002, the unamortized premium was $226 and $262, respectively.

(ak)    At June 30, 2003 and December 31, 2002, the unamortized premium was $170 and $200, respectively

(al)       At June 30, 2003 and December 31, 2002, the unamortized premium was $105 and $117, respectively.

(am)     At June 30, 2003 and December 31, 2002, the unamortized premium was $5,364 and $6,024, respectively.

(an)       At June 30, 2003 and December 31, 2002, the unamortized premium was $3,649 and $4,093, respectively.

(ao)       This represents a construction loan which shall not exceed $54,000 bearing interest at LIBOR plus 2.25%.  At June 30, 2003, the total interest rate was 3.38%.

(ap)       In connection with the acquisition of these Centers, the joint venture assumed $485,000 of mortgage notes payable which are collateralized by the properties.  At acquisition, the $300,000 fixed rate portion of this debt reflected a fair value of $322,700, which included an unamortized premium of $22,700.  This premium is being amortized as interest expense over the life of the loan using the effective interest method.  At June 30, 2003 and December 31, 2002, the unamortized balance of the debt premium was $9,294 and $10,744, respectively.  This debt is due in May 2006 and requires monthly payments of $1,852.  $184,500 of this debt was refinanced in May 2003 with a new note for $186,500 that requires monthly interest payments at a variable rate (based on LIBOR) of 1.59% at June 30, 2003.  This variable rate debt is covered by interest rate cap agreements, which effectively prevents the interest rate from exceeding 10.63%.

On April 12, 2000, the joint venture issued $138,500 of additional mortgage notes, which are collateralized by the properties and are due in May 2006.  $57,100 of this debt requires fixed monthly interest payments of $387 at a weighted average rate of 8.13% while the floating rate notes of $81,400 require monthly interest payments at a variable weighted average rate (based on LIBOR) of 1.55% and 1.79% at June 30, 2003 and December 31, 2002, respectively.  This variable rate debt is covered by an interest rate cap agreement which effectively prevents the interest rate from exceeding 11.83%.

(aq)       This represented a construction loan which was not to exceed $23,300 bearing interest at LIBOR plus 2.0%.  At December 31, 2002, the total interest rate was 3.44%.  On June 6, 2003, the property was sold.

(ar)         This note was assumed at acquisition.  The loan consists of 14 tranches, with a range of maturities from 36 months (with two 18-month extension options) to 60 months.  The variable rate debt ranges from LIBOR plus 60 basis points to LIBOR plus 250 basis points, and fixed rate debt ranges from 5.01% to 6.18%.  An interest rate swap was entered into to convert $11,363 of floating rate debt with a weighted average interest rate of 3.97% to a fixed rate of 5.39%.  The interest rate swap has been designated as a hedge in accordance with SFAS 133.  Additionally, interest rate caps were entered into on a portion of the debt and reverse interest rate caps were simultaneously sold to offset the effect of the interest rate cap agreements. These interest rate caps do not qualify for hedge accounting in accordance with SFAS 133.

(as)         At June 30, 2003 and December 31, 2002, the unamortized premium was $191 and $227, respectively.

(at)          At June 30, 2003 and December 31, 2002, the unamortized premium was $146 and $176, respectively.

(au)       At June 30, 2003 and December 31, 2002, the unamortized premium was $244 and $268, respectively.

Certain mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

Total interest expense capitalized (including the pro rata share of joint ventures of $856 and $500) during the six and three months ended June 30, 2003, was $5,768 and $2,889, respectively. Total interest expense capitalized (including the pro rata share of joint ventures of $237 and $104) during the six and three months ended June 30, 2002, was $3,470 and $1,773, respectively.

The fair value of mortgage notes payable, (including the pro rata share of joint ventures of $1,084,864 and $1,083,313 at June 30, 2003 and December 31, 2002 respectively), is estimated to be approximately $3,134,892 and $2,826,539, at June 30, 2003 and December 31, 2002, respectively, based on current interest rates for comparable loans.

6.              Bank and Other Notes Payable:

The Company had a credit facility of $200,000 with a maturity of July 26, 2002, with a right to extend the facility to May 26, 2003 subject to certain conditions.  On July 26, 2002, the Company replaced the $200,000 credit facility with a new $425,000 revolving line of credit.  This increased revolving line of credit has a three-year term plus a one-year extension.  The interest rate fluctuates from LIBOR plus 1.75% to LIBOR plus 3.00% depending on the Company’s overall leverage level. As of June 30, 2003 and December 31, 2002, $77,000 and $344,000 of borrowings were outstanding under this credit facility at an average interest rate of 3.84% and 4.72%, respectively.  The Company, through its acquisition of Westcor, has an interest rate swap with a $50,000 notional amount.  The swap matures December 1, 2003, and was designated as a cash flow hedge.  This swap will serve to reduce exposure to interest rate risk effectively converting the LIBOR rate on $50,000 of the Company’s variable interest rate borrowings to a rate of 3.215%.  The swap is reported at fair value, with changes in fair value recorded as a component of other comprehensive income.  Net receipts or payments under the agreement will be recorded as an adjustment to interest expense.

Concurrent with the acquisition of Westcor (See Note 3), the Company placed a $380,000 interim loan with a term of up to six months plus two six-month extension options bearing interest at an average rate of LIBOR plus 3.25% and a $250,000 term loan with a maturity of up to three years with two one-year extension options and an interest rate ranging from LIBOR plus 2.75% to LIBOR plus 3.00% depending on the Company’s overall leverage level.  On November 27, 2002, the entire interim loan was paid off.  At June 30, 2003 and December 31, 2002, $196,800 and $204,800 of the term loan was outstanding at an interest rate of 4.09% and 4.78%, respectively.

On May 13, 2003, the Company issued $250,000 in unsecured notes maturing in May 2007 with a one-year extension option bearing interest at LIBOR plus 2.50%.  The proceeds were used to pay down and create more availability under the Company’s line of credit.  At June 30, 2003, $250,000 was outstanding at an interest rate of 3.81%.

Additionally, as of June 30, 2003, the Company has obligations under $7,378 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers.  The Company does not believe that these letters of credit will result in a liability to the Company.

7.              Convertible Debentures:

During 1997, the Company issued and sold $161,400 of its convertible subordinated debentures (the “Debentures”).  The Debentures, which were sold at par, with an interest rate of 7.25% annually (payable semi-annually) and were convertible into common stock at any time, on or after 60 days, from the date of issue at a conversion price of $31.125 per share.  In November and December 2000, the Company purchased and retired $10,552 of the

Debentures.  In December 2001, the Company purchased and retired an additional $25,700 of the Debentures.  The Debentures matured on December 15, 2002 and were repaid in full on December 13, 2002 with the Company’s revolving credit facility.

8.              Related-Party Transactions:

The Company engaged the Macerich Management Companies to manage the operations of certain properties and unconsolidated joint ventures.  For the six and three months ending June 30, 2003, management fees of $3,950 and $2,038 respectively, were paid to the Macerich Management Company by the joint ventures.  For the six and three months ending June 30, 2003, management fees of $2,985 and $1,700, respectively, for the unconsolidated entities, were paid to the Westcor Management Companies by the joint ventures.  For the six and three months ending June 30, 2002, management fees of $3,767 and $1,894, respectively, were paid to the Macerich Management Company by the joint ventures.

Certain mortgage notes are held by one of the Company’s joint venture partners, NML.  Interest expense in connection with these notes was $2,831 and $1,416 for the six and three months ended June 30, 2003; and $2,889 and $1,444 for the six and three months ended June 30, 2002, respectively.  Included in accounts payable and accrued expenses is interest payable to NML of $232 and $257 at June 30, 2003 and December 31, 2002, respectively.

As of June 30, 2003 and December 31, 2002, the Company has loans to unconsolidated joint ventures of $33,546 and $28,533, respectively.  These loans represent initial funds advanced to development stage projects prior to construction loan fundings.  Correspondingly, loans payable from unconsolidated joint ventures in this same amount have been accrued as an obligation of various joint ventures.

Certain executive officers have outstanding loans from the Company totaling $3,000 as of June 30, 2003.  These loans are full recourse to the executives and were issued under the terms of the employee stock incentive plan, bear interest at 7%, are due in 2007 and 2009 and are collateralized by Company common stock owned by the executives.  In July 2003, $1,000 of these loans was paid off in full by one of the officers. These loans receivable are included in other assets at June 30, 2003 and December 31, 2002.

Certain Company officers and affiliates have guaranteed mortgages of $21,750 at one of the Company’s joint venture properties and $2,000 at Greeley Mall.

9.              Commitments and Contingencies:

The Company has certain properties subject to noncancellable operating ground leases.  The leases expire at various times through 2098, subject in some cases to options to extend the terms of the lease.  Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined.  Ground rent expenses, net of amounts capitalized, were $752 and $443 for the six and three months ended June 30, 2003, respectively; and were $633 and $310 for the six and three months ended June 30, 2002, respectively.  No contingent rent was incurred in either period.

The Company is currently redeveloping Queens Center.  Total costs are expected to be between $250,000 and $275,000, of which the Company has already incurred $108,433 and $59,561 for the six months ended June 30, 2003 and for the year ended December 31, 2002, respectively.

The Company has a 3.3% interest in Constellation Real Technologies, LLC, a joint venture investing in real estate technology initiatives and opportunities.  The Company funded $43 in 2003 and $959 in 2001 and has committed, subject to certain conditions, to fund up to an additional $287 in 2003 and $330 in 2004 to this joint venture.

Perchloroethylene (“PCE”) has been detected in soil and groundwater in the vicinity of a dry cleaning establishment at North Valley Plaza, formerly owned by a joint venture of which the Company was a 50% member.  The property was sold on December 18, 1997.  The California Department of Toxic Substances Control (“DTSC”) advised the Company in 1995 that very low levels of Dichloroethylene (“1,2 DCE”), a degradation byproduct of PCE, had been detected in a municipal water well located 1/4 mile west of the dry cleaners, and that the dry cleaning facility may have contributed to the introduction of 1,2 DCE into the water well.  According to DTSC, the maximum contaminant level (“MCL”) for 1,2 DCE which is permitted in drinking water is 6 parts per billion (“ppb”).  The 1,2 DCE was detected in the water well at a concentration of 1.2 ppb, which is below the MCL.  The Company has retained an environmental consultant and has initiated extensive testing of the site.  The joint venture agreed (between itself and the buyer) that it would be responsible for continuing to pursue the investigation and remediation of impacted soil and groundwater resulting from releases of PCE from the former dry cleaner.  Approximately $67 and $22 have already been incurred by the joint venture for remediation, professional and legal fees for the six months ending June 30, 2003 and 2002, respectively.  The joint venture has been sharing costs with former owners of the property.

The Company acquired Fresno Fashion Fair in December 1996.  Asbestos has been detected in structural fireproofing throughout much of the Center.  Testing data conducted by professional environmental consulting firms indicates that the fireproofing is largely inaccessible to building occupants and is well adhered to the structural members.  Additionally, airborne concentrations of asbestos were well within OSHA’s permissible exposure limit (“PEL”) of .1 fcc.  The accounting for this acquisition included a reserve of $3,300 to cover future removal of this asbestos, as necessary.  The Company incurred $1,183 and $49 in remediation costs for the six months ending June 30, 2003 and 2002, respectively.  An additional $1,179 remains reserved at June 30, 2003.

10.       Cumulative Convertible Redeemable Preferred Stock:

On February 25, 1998, the Company issued 3,627,131 shares of Series A cumulative convertible redeemable preferred stock (“Series A Preferred Stock”) for proceeds totaling $100,000 in a private placement.  The preferred stock can be converted on a one for one basis into common stock and will pay a quarterly dividend equal to the greater of $0.46 per share, or the dividend then payable on a share of common stock.

On June 16, 1998, the Company issued 5,487,471 shares of Series B cumulative convertible redeemable preferred stock (“Series B Preferred Stock”) for proceeds totaling $150,000 in a private placement.  The preferred stock can be converted on a one for one basis into common stock and will pay a quarterly dividend equal to the greater of $0.46 per share, or the dividend then payable on a share of common stock.

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

12.       Westcor Acquisition:

On July 26, 2002, the Operating Partnership acquired Westcor Realty Limited Partnership and its affiliated companies (“Westcor”).  Westcor is the dominant owner, operator and developer of regional malls and specialty retail assets in the greater Phoenix area.  The total purchase price was approximately $1,475,000 including the assumption of $733,000 in existing debt and the issuance of approximately $72,000 of convertible preferred operating partnership units at a price of $36.55 per unit.  Additionally, $18,910 of partnership units of Westcor Realty Limited Partnership were issued to limited partners of Westcor which, subject to certain conditions, can be converted on a one for one basis into operating partnership units of the Operating Partnership.  The balance of the purchase price was paid in cash which was provided primarily from a $380,000 interim loan, which was subsequently paid in full in 2002, and a $250,000 term loan with a maturity of up to three years with two one-year extension options and an interest rate ranging from LIBOR plus 2.75% to LIBOR plus 3.00% depending on the Company’s overall leverage level.

On an unaudited  pro forma basis, reflecting the acquisition of Westcor as if it had occurred on January 1, 2002, the Company would have reflected net income available to common stockholders of $16,311 for the six months ended June 30, 2002.  Net income available to common stockholders on a diluted per share basis would be $0.44 for the six months ended June 30, 2002.  Total consolidated revenues of the Company would have been $211,345 for the six months ended June 30, 2002.

The condensed balance sheet of Westcor presented below is as of the date of acquisition:

Property, net	$769,362
Investments in unconsolidated joint ventures	363,600
Other assets	37,155
Total assets	$1,170,117

Mortgage notes payable	$373,453
Other liabilities	33,924
Total liabilities	407,377

Total partners’ capital	762,740

Total liabilities and partners’ capital	$1,170,117

The purchase price allocation adjustments included in the Company’s balance sheet as of June 30, 2003 are based on information available at this time.  Subsequent adjustments to the allocation may be made based on additional information.

13.       Subsequent Events:

On July 31, 2003, a dividend/distribution of $0.57 per share was declared for common stockholders and OP unit holders of record on August 20, 2003.  In addition, the Company declared a dividend of $0.57 on the Company’s Series A Preferred Stock and a dividend of $0.57 on the Company’s Series B Preferred Stock.  All dividends/distributions will be payable on September 10, 2003.

On August 4, 2003, the Company sold Bristol Center, a 161,000 square foot community center in Southern California.  The sale price was approximately $30,000.  The Company anticipates recording a gain on sale of approximately $24,000 in the third quarter of 2003.

On August 7, 2003, the Company paid off the $12,713 loan at Greeley Mall and placed a new $30,000 ten-year fixed rate loan at an interest rate of 6.18%.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Background and Performance Measurement

The Company uses Funds from Operations (“FFO”) in addition to net income to report its operating and financial results and considers FFO a supplemental measure for the real estate industry and a supplement to GAAP measures.  The National Association of Real Estate Investment Trusts (NAREIT) defines FFO as net income (loss) (computed in accordance with Generally Accepted Accounting Principles (GAAP), excluding gains (or losses) from extraordinary items and sales of depreciated operating properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.  Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis.  FFO is useful to investors in comparing operating and financial results between periods.  This is especially true since FFO excludes real estate depreciation and amortization, as the Company believes real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time.  FFO does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net income as defined by GAAP and is not indicative of cash available to fund all cash flow needs.  FFO, as presented, may not be comparable to similarly titled measures reported by other real estate investment trusts.  For the reconciliation of FFO to net income available to common stockholders, see “Funds from Operations.”

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

The following discussion is based primarily on the consolidated balance sheet of the Company as of June 30, 2003 and also compares the activities for the six and three months ended June 30, 2003 to the activities for the six and three months ended June 30, 2002.  This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.  These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect the fair representation of the results for the interim periods presented and all such adjustments are of a normal recurring nature.

Forward-Looking Statements

This quarterly report on Form 10-Q contains or incorporates statements that constitute forward-looking statements.  Those statements appear in a number of places in this Form 10-Q and include statements regarding, among other matters, the Company’s growth, acquisition, redevelopment and development opportunities, the Company’s acquisition and other strategies, regulatory matters pertaining to compliance with governmental regulations and other factors affecting the Company’s financial condition or results of operations.  Words such as “expects,” “anticipates,” “intends,” “projects,” “predicts,” “plans,” “believes,” “seeks,” “estimates,” and “should” and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements.  Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or industry to vary materially from the Company’s future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements.  Such factors include the matters described herein and the following factors among others: general industry, economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of current and prospective tenants, tenant bankruptcies, lease rates and terms, availability and cost of financing, interest rate fluctuations and operating expenses; adverse changes in the real estate markets including, among other things, competition from other companies, retail formats and technologies, risks of real estate redevelopment, development, acquisitions and dispositions; governmental actions and initiatives (including legislative and regulatory changes); environmental and safety requirements; and terrorist activities that could adversely affect all of the above factors.  The Company will not update any forward-looking information to reflect actual results or changes in the factors affecting the forward-looking information.

Statement on Critical Accounting Policies

The Securities and Exchange Commission (“SEC”) defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

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

Some of these estimates and assumptions include judgments on revenue recognition, estimates for common area maintenance and real estate tax accruals, provisions for uncollectable accounts and estimates for environmental matters.  The Company’s significant accounting policies are described in more detail in Note 2 of the audited consolidated financial statements included in the Company’s Annual Report on Form 10K for the year ended December 31, 2002.  However, the following policies could be deemed to be critical within the SEC definition.

Revenue Recognition:

Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease.  The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the “straight-lining of rent adjustment.”  Currently, 22% of the mall and freestanding leases contain provisions for CPI rent increases, periodically throughout the term of the lease, which generally do not require straight-lining treatment.  The Company believes that using CPI increases, rather than fixed contractual rent increases, results in revenue recognition that more closely matches the cash revenue from each lease and will provide more consistent rent growth throughout the term of the leases.  Percentage rents are recognized on an accrual basis in accordance with Statement of Accounting Bulletin 101.  Recoveries from tenants for real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred.

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

The Company assesses whether there has been an impairment in the value of its long-lived assets by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors.  Such factors include the tenants’ ability to perform their duties and pay rent under the terms of the leases.  The Company may recognize an impairment loss if the income stream is not sufficient to cover its investment.  Such a loss would be determined as the difference between the carrying value and the fair value of a center.

Deferred Charges:

Costs relating to obtaining tenant leases are deferred and amortized over the initial term of the agreement using the straight-line method.  Cost relating to financing of shopping center properties are deferred and amortized over the life of the related loan using the straight-line method, which approximates the effective interest method.  The range of the terms of agreements are as follows:

Deferred lease costs	1 – 20 years
Deferred financing costs	1 – 15 years

Off-Balance Sheet Arrangements:

Debt guarantees:

The Company has an ownership interest in a number of joint ventures as detailed in Note 3 to the Company’s Consolidated Financial Statements included herein.  The Company accounts for those investments using the equity method of accounting and those investments are reflected on the Consolidated Balance Sheets of the Company as “Investments in Unconsolidated Joint Ventures and the Management Companies.”  A pro rata share of the mortgage debt on these properties is shown in Note 5 to the Company’s Consolidated Financial Statements included herein.  In addition, the following joint ventures also have debt that could become recourse debt to the Company or its subsidiaries, in excess of its pro rata share,  should the partnership be unable to discharge the obligations of the related debt:

Asset/Property	Maximum amount of debt principal that could be recourse to the Company	Maturity Date

Boulevard Shops	$10,253	1/1/2004
Chandler Festival	8,137	4/27/2004
Chandler Gateway	7,491	9/20/2004
Scottsdale 101	14,104	5/1/2006

Total	$39,985

Additionally, as of June 30, 2003, the Company has obligations under $7.4 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers.  The Company does not believe that these letters of credit will result in a liability to the Company.

Recent Transactions

The following table reflects the Company’s acquisitions in 2002.

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

On June 10, 2002, the Company acquired The Oaks, a 1.1 million square foot super-regional mall in Thousand Oaks, California.  The total purchase price was $152.5 million and was funded with $108.0 million of debt, bearing interest at LIBOR plus 1.15%, placed concurrently with the acquisition.  The balance of the purchase price was funded by cash and borrowings under the Company’s line of credit.  The Oaks is referred to herein as the “Acquisition Center.”

On July 26, 2002, the Operating Partnership acquired Westcor Realty Limited Partnership and its affiliated companies (“Westcor”).  The total purchase price was approximately $1.475 billion including the assumption of $733 million in existing debt and the issuance of approximately $72 million of convertible preferred operating partnership units at a price of $36.55 per unit.  Additionally, $18.9 million of partnership units of Westcor Realty Limited Partnership were issued to limited partners of Westcor which, subject to certain conditions, can be converted on a one for one basis into operating partnership units of the Operating Partnership.  The balance of the purchase price was paid in cash which was provided primarily from a $380 million Interim Credit Facility, which was subsequently paid in full in 2002, and a $250 million Term Loan with a maturity of up to three years with two one-year extension options and with an interest rate ranging from LIBOR plus 2.75% to LIBOR plus 3.00% depending on the Company’s overall leverage level.

On November 8, 2002, the Company purchased its joint venture partner’s interest in Panorama City Associates, which owns Panorama Mall in Panorama, California.  The purchase price was approximately $23.7 million.

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

On January 31, 2003, the Company purchased its joint venture partner’s 50% interest in FlatIron Crossing.  The purchase price consisted of approximately $68.3 million in cash plus the assumption of the joint venture partner’s share of debt.

On May 15, 2003, the Company sold 49.9% of its partnership interest in the Village at Corte Madera for a total purchase price of approximately $65.9 million, plus the assumption of a proportionate amount of the partnership debt in the amount of approximately $34.7 million.  The Company is retaining a 50.1% partnership interest and will continue leasing and managing the asset.  The sale resulted in a gain on sale of asset of $8.8 million.

On June 6, 2003, the Shops at Gainey Village, a 138,000 square foot Phoenix area specialty center, was sold for $55.7 million.  The Company, which owned 50% of this property, received total proceeds of $15.8 million and recorded a gain on sale of asset of $2.8 million.

A portion of the Westcor portfolio is joint ventures and the properties are reflected using the equity method of accounting.  The results of these acquisitions are reflected in the consolidated results of operations of the Company in equity in income of unconsolidated joint ventures and the management companies.

Many of the variations in the results of operations, discussed below, occurred due to the acquisition of The Oaks and the Westcor portfolio during 2002.  Many factors impact the Company’s ability to acquire additional properties, including the availability and cost of capital, the Company’s overall debt to market capitalization level, interest rates and the availability of potential acquisition targets that meet the Company’s criteria.  Crossroads Mall-Boulder, Parklane Mall and Queens Center are currently under redevelopment and are referred to herein as the “Redevelopment Centers.”  All other Centers, excluding the Redevelopment Centers, the Acquisition Center and the Westcor portfolio (which includes the two development properties) are referred to herein as the “Same Centers,” unless the context otherwise requires.

Revenues include rents attributable to the accounting practice of straight-lining of rents which requires rent to be recognized each year in an amount equal to the average rent over the term of the lease, including fixed rent increases over that period.  The amount of straight-lined rents, included in consolidated revenues, recognized for the six and three months ended June 30, 2003 was $1.3 million and $0.7 million, respectively, compared to ($0.3) million and ($0.1) million for the six and three months ended June 30, 2002.  Additionally, the Company recognized through equity in income of unconsolidated joint ventures, $1.1 million and $0.5 million as its pro rata share of straight-lined rents from joint ventures for the six and three months ended June 30, 2003, respectively, compared to $0.4 million and $0.2 million for the six and three months ended June 30, 2002.  As a result of the Company structuring the majority of its new leases using annual

Consumer Price Index (“CPI”) increases, which generally do not require straight-lining treatment, straight-line rent would have decreased, but are offset by increases of $2.7 million and $1.4 million relating to the acquisitions of The Oaks and Westcor portfolio during 2002 for the six and three months ended June 30, 2003, respectively.  Currently, 22% of the mall and freestanding leases contain provisions for CPI rent increases periodically throughout the term of the lease.  The Company believes that using CPI increases, rather than fixed contractual rent increases, results in revenue recognition that more closely matches the cash revenue from each lease and will provide more consistent rent growth throughout the term of the leases.

Risk Factors

The Company’s historical growth in revenues, net income and Funds From Operations have been closely tied to the acquisition and redevelopment of shopping centers.  Many factors, including the availability and cost of capital, the Company’s total amount of debt outstanding, interest rates and the availability of attractive acquisition targets, among others, will affect the Company’s ability to acquire and redevelop additional properties in the future.  The Company may not be successful in pursuing acquisition opportunities and newly acquired properties may not perform as well as expected in terms of achieving the anticipated financial and operating results.  Increased competition for acquisitions may impact adversely the Company’s ability to acquire additional properties on favorable terms.  Expenses arising from the Company’s efforts to complete acquisitions, redevelop properties or increase its market penetration may have an adverse effect on its business, financial condition and results of operations.  In addition, the following describes some of the other significant factors that may impact the Company’s future results of operations.

General Factors Affecting the Centers; Competition:  Real property investments are subject to varying degrees of risk that may affect the ability of the Centers to generate sufficient revenues to meet operating and other expenses, including debt service, lease payments, capital expenditures and tenant improvements, and to make distributions to the Company and the Company’s stockholders.  Income from shopping center properties may be adversely affected by a number of factors, including: the national economic climate; the regional and local economy (which may be adversely impacted by plant closings, industry slowdowns, union activities, adverse weather conditions, natural disasters, terrorist activities, and other factors); local real estate conditions (such as an oversupply of, or a reduction in demand for, retail space or retail goods and the availability and creditworthiness of current and prospective tenants); perceptions by retailers or shoppers of the safety, convenience and attractiveness of the shopping center; and increased costs of maintenance, insurance and operations (including real estate taxes).  A significant percentage of the Centers are located in California and the Westcor centers are concentrated in Arizona.  To the extent that economic or other factors affect California or Arizona (or their respective regions generally) more severely than other areas of the country, the negative impact on the Company’s economic performance could be significant.  There are numerous shopping facilities that compete with the Centers in attracting tenants to lease space, and an increasing number of new retail formats and technologies other than retail shopping centers that compete with the Centers for retail sales.  Increased competition could adversely affect the Company’s revenues.  Income from shopping center properties and shopping center values are also affected by such factors as applicable laws and regulations, including tax, environmental, safety and zoning laws, interest rate levels and the availability and cost of financing.

Dependence on Tenants:  The Company’s revenues and funds available for distribution would be adversely affected if a significant number of the Company’s lessees were unable (due to poor operating results, bankruptcy, terrorist activities or other reasons) to meet their obligations, if the Company were unable to lease a significant amount of space in the Centers on economically favorable terms, or if for any reason, the Company were unable to collect a significant amount of rental payments.  A decision by a department store or another significant tenant to cease operations at a Center could also have an adverse effect on the Company.  In addition, mergers, acquisitions, consolidations, dispositions or bankruptcies in the retail industry could result in the loss of tenants at one or more Centers.  Furthermore, if the store sales of retailers operating in the Centers were to decline sufficiently, tenants might be unable to pay their minimum rents or expense recovery charges.  In the event of a default by a lessee, the Center may also experience delays and costs in enforcing its rights as lessor.

Real Estate Development Risks:  Through the Company’s acquisition of Westcor, its business strategy has expanded to include the selective development and construction of retail properties.  Any development, redevelopment and construction activities that the Company undertakes will be subject to the risks of real estate development, including lack of financing, construction delays, environmental requirements, budget overruns, sunk costs and lease-up.  Furthermore, occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable.  Real estate development activities are also subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations.  If any of the above events occur, the ability to pay distributions and service the Company’s indebtedness could be adversely affected.

Comparison of Six Months Ended June 30, 2003 and 2002

Revenues

Minimum and percentage rents increased by 48.1% to $148.1 million in 2003 from $100.0 million in 2002.  Approximately $40.6 million relates to the Westcor portfolio, $6.3 million relates to the Acquisition Center and $2.3 million relates to the Company acquiring 50% of its joint venture partner’s interest in Panorama Mall.  This is offset by a $0.6 million decrease relating to the Same Centers due to the fact lease termination payments received in 2002 were $1.6 million higher compared to 2003.  This decrease in Same Centers revenues is offset by revenue increases due to releasing space at higher rents in 2003.  Additionally, the Redevelopment Centers offset the increase in minimum and percentage rent by a $0.8 million decrease in revenue in 2003 compared to 2002.

On July 1, 2001, the Company adopted SFAS No. 141, “Business Combinations” (“SFAS 141”).  SFAS 141 requires that the purchase method of accounting be used for all business combinations for which the date of acquisition is after June 30, 2001.  SFAS 141 also establishes specific criteria for the recognition of intangible assets such as acquired in-place leases.  The Company has determined that the impact of SFAS 141 on acquisitions that occurred during 2002 was to recognize an additional $1.7 million of consolidated revenue which is included in minimum rents for the six months ended June 30, 2003.

Tenant recoveries increased to $76.7 million in 2003 from $51.4 million in 2002.  Approximately $17.3 million relates to the Westcor portfolio, $3.4 million relates to the Acquisition Center, $4.2 million relates to the Same Centers and $1.0 million relates to Panorama Mall.  This is offset by a $0.4 million decrease relating to the Redevelopment Centers and a $0.2 million decrease relating to the sale of 49.9% partnership interest in the Village at Corte Madera.

Expenses

Shopping center and operating expenses increased to $81.2 million in 2003 compared to $53.4 million in 2002.  The increase is a result of $20.4 million related to the Westcor portfolio, the Acquisition Center accounted for $3.0 million of the increase in expenses, $1.6 million relates to increased property taxes, recoverable expenses and bad debt expense at the Redevelopment Centers, $1.2 million represents increased property taxes, insurance and other recoverable and non-recoverable expenses at the Same Centers and $0.8 million relates to Panorama Mall.

REIT General and Administrative Expenses

REIT general and administrative expenses increased to $6.0 million in 2003 from $3.5 million in 2002, primarily due to increases in professional services, travel expenses and stock-based compensation expense.

Interest Expense

Interest expense increased to $67.0 million in 2003 from $50.2 million in 2002.    Approximately $16.0 million of the increase is related to the debt from the Westcor portfolio, $1.4 million from the Acquisition Center, $0.5 million relates to the new $32.3 million loan placed on Panorama Mall in January 2003, $3.7 million represents increased interest expense compared to 2002 as a result of increased borrowings under the Company’s new line of credit and $1.3 million is related to the $250.0 million of unsecured notes issued on May 13, 2003.  In addition, the interest expense relating to the debentures paid off in December 2002 reduced interest expense by $4.5 million in 2003 compared to 2002 and the sale of 49.9% of the Company’s partnership interest in Corte Madera resulted in a decrease of $0.7 million compared to 2002.  Capitalized interest was $4.9 million in 2003, up from $3.2 million in 2002.

Depreciation and Amortization

Depreciation and amortization increased to $48.5 million in 2003 from $33.6 million in 2002.  Approximately $1.2 million relates to additional capital costs at the Same Centers, $1.9 million relates to the Acquisition Center, $0.3 million relates to Panorama Mall and $11.6 million relates to the Westcor portfolio.

Income from Unconsolidated Joint Ventures and Macerich Management Companies

The income from unconsolidated joint ventures and the Macerich Management Companies was $29.6 million for 2003, compared to income of $5.4 million in 2002.  Pacific Premier Retail Trust’s income increased by $1.8 million primarily due to increases in minimum and percentage rents and income of SDG Macerich Properties, L.P. increased by $0.6 million primarily due to reduced interest expense on floating rate debt. Additionally, $8.9 million was attributed to the acquisition of certain joint ventures in the Westcor portfolio which included $0.7 million of revenue relating to SFAS 141.

Additionally in 2002, a loss of $10.2 million was included in unconsolidated joint ventures relating to the Company’s investment in MerchantWired, LLC.

Gain on Sale of Assets

A gain of $8.8 million in 2003 represents the Company’s sale of 49.9% of its partnership interest in the Village at Corte Madera on May 15, 2003 compared to a loss of $3.7 million in 2002 representing the write down of assets from the Company’s various technology investments.

Discontinued Operations

A gain of $2.8 million in 2003 relates to the Company’s sale of Gainey Village on June 6, 2003 and the Company’s sale of its 67% interest in Paradise Village Gateway on January 2, 2003, compared to a gain of $13.9 million in 2002 as a result of the Company selling Boulder Plaza on March 19, 2002.

Net Income Available to Common Stockholders

Primarily as a result of the purchase of the Acquisition Center, the Westcor portfolio, the Corte Madera and Gainey Village sales, the issuance of $420.3 million of equity in November 2002 which was used to pay off debt, and the foregoing results, net income available to common stockholders increased to $48.0 million in 2003 from $16.1 million in 2002.  In 2002, the sale of Boulder Plaza resulting in a gain of $13.9 million significantly increased net income available to common stockholders for the six months ending June 30, 2002.

Operating Activities

Cash flow from operations was $124.4 million in 2003 compared to $65.3 million in 2002.  The increase is primarily due to the Westcor portfolio, the Acquisition Center and increased net operating income at the Centers as mentioned above.

Investing Activities

Cash used in investing activities was $90.6 million in 2003 compared to cash used in investing activities of $143.4 million in 2002.  The change resulted primarily from the Company’s purchase of its joint venture partner’s 50% interest in FlatIron Crossing, the Company’s sale of 49.9% of its partnership interest in the Village at Corte Madera, an increase in equity of income of unconsolidated joint ventures due to the Westcor portfolio, the loss of $10.2 million in 2002 from the Company’s investment in Merchant Wired, LLC and a $55.1 million increase in development, redevelopment and expansion of centers primarily due to the Queens Center expansion.  This is offset by $82.8 million of proceeds received from the sale of Paradise Village Gateway, the Shops at Gainey Village, 49.9% interest in the Village at Corte Madera and increased distributions from joint ventures primarily as a result of the Westcor portfolio.

Financing Activities

Cash flow used in financing activities was $7.6 million in 2003 compared to cash flow provided by financing activities of $111.2 million in 2002.  The change resulted primarily from the construction loan at Queens Center of $52.9 million, the new loan of $32.2 million at Panorama Mall and the $250.0 million of unsecured notes issued on May 13, 2003. This is offset by $52.0 million of net proceeds from equity offerings in the first quarter of 2002, a $108.0 million loan placed with the Acquisition Center in 2002 and $275.0 million of borrowings from the Company’s line of credit which were paid off in 2003.

Funds From Operations

Primarily as a result of the acquisitions of the Westcor portfolio, the purchase of the Acquisition Center and the other factors mentioned above, Funds from Operations – Diluted increased 55.5% to $127.0 million in 2003 from $81.7 million in 2002.  For the reconciliation of FFO to net income available to common stockholders, see “Funds from Operations.”

Comparison of Three Months Ended June 30, 2003 and 2002

Revenues

Minimum and percentage rents increased by 46.8 % to $74.3 million in 2003 from $50.6 million in 2002.  Approximately $21.6 million relates to the Westcor portfolio, $2.8 million relates to the Acquisition Center and $1.2 million relates to the Company acquiring 50% of its joint venture partner’s interest in Panorama Mall.  This is offset by a $0.8 million decrease relating to the Same

Centers due to the fact lease termination payments received in 2002 were $0.9 million higher compared to 2003.  Additionally, the Redevelopment Centers offset the increase in minimum and percentage rent by a $0.6 million decrease in revenues in 2003 compared to 2002.

On July 1, 2001, the Company adopted SFAS No. 141, “Business Combinations” (“SFAS 141”).  SFAS 141 requires that the purchase method of accounting be used for all business combinations for which the date of acquisition is after June 30, 2001.  SFAS 141 also establishes specific criteria for the recognition of intangible assets such as acquired in-place leases.  The Company has determined that the impact of SFAS 141 on acquisitions that occurred during 2002 was to recognize an additional $1.0 million of consolidated revenue which is included in minimum rents for the three months ended June 30, 2003.

Tenant recoveries increased to $39.6 million in 2003 from $26.3 million in 2002.  Approximately $9.0 million relates to the Westcor portfolio, $1.8 million relates to the Acquisition Center, $2.6 million relates to the Same Centers, $0.5 million relates to Panorama Mall and $0.1 million relates to the Same Centers.  This is offset by a $0.3 million decrease relating to the sale of 49.9% partnership interest in the Village at Corte Madera.

Expenses

Shopping center and operating expenses increased to $41.9 million in 2003 compared to $27.6 million in 2002.  The increase is a result of $10.9 million related to the Westcor portfolio, the Acquisition Center accounted for $1.5 million of the increase in expenses, $0.5 million relates to increased property taxes, recoverable expenses and bad debt expense at the Redevelopment Centers, $0.6 million represents increased property taxes, insurance and other recoverable and non-recoverable expenses at the Same Centers and $0.4 million relates to Panorama Mall.

REIT General and Administrative Expenses

REIT general and administrative expenses increased to $3.7 million in 2003 from $2.0 million in 2002, primarily due to increases in professional services, travel expenses and stock-based compensation expense.

Interest Expense

Interest expense increased to $33.0 million in 2003 from $25.0 million in 2002.  Approximately $8.1 million of the increase is related to the debt from the Westcor portfolio, $0.5 million from the Acquisition Center, $0.3 million relates to the new $32.3 million loan placed on Panorama Mall in January 2003, $1.0 million represents increased interest expense compared to 2002 as a result of increased borrowings under the Company’s new line of credit and $1.3 million is related to the $250.0 million of unsecured notes issued on May 13, 2003.  In addition, the interest expense relating to the debentures paid off in December 2002 reduced interest expense by $2.2 million in 2003 compared to 2002 and the sale of 49.9% of the Company’s partnership interest in Corte Madera resulted in a decrease of $0.7 million compared to 2002.  Capitalized interest was $2.4 million in 2003, up from $1.7 million in 2002.

Depreciation and Amortization

Depreciation and amortization increased to $24.6 million in 2003 from $17.1 million in 2002.  Approximately $0.6 million relates to additional capital costs at the Same Centers, $0.7 million relates to the Acquisition Center and $6.2 million relates to the Westcor portfolio.

Income from Unconsolidated Joint Ventures and Macerich Management Companies

The income from unconsolidated joint ventures and the Macerich Management Companies was $15.1 million for 2003, compared to a loss of $0.9 million in 2002.  Pacific Premier Retail Trust’s income increased by $1.1 million primarily due to increases in minimum and percentage rents and income of SDG Macerich Properties, L.P. increased by $0.6 million primarily due to reduced interest expense on floating rate debt. Additionally, $3.9 million was attributed to the acquisition of certain joint ventures in the Westcor portfolio which included $0.3 million of revenue relating to SFAS 141.  Additionally in 2002, a loss of $10.2 million was included in unconsolidated joint ventures relating to the Company’s investment in MerchantWired, LLC.

Gain on Sale of Assets

A gain of $8.8 million in 2003 represents the Company’s sale of 49.9% of its partnership interest in the Village at Corte Madera on May 15, 2003 compared to a loss of $2.5 million in 2002 representing the write down of assets from the Company’s various technology investments.

Discontinued Operations

A gain of $2.8 million in 2003 relates to the Company’s sale of Gainey Village on June 6, 2003, compared to a loss of $0.5 million in 2002 as a result of the Company selling Boulder Plaza on March 19, 2002.

Net Income Available to Common Stockholders

Primarily as a result of the purchase of the Acquisition Center, the Westcor portfolio, the Corte Madera and Gainey Village sales, the issuance of $420.3 million of equity in November 2002 which was used to pay off debt, and the foregoing results, net income available to common stockholders increased to $28.6 million in 2003 from a loss of $1.3 million in 2002.

Funds From Operations

Primarily as a result of the acquisitions of the Westcor portfolio, the purchase of the Acquisition Center and the other factors mentioned above, Funds from Operations – Diluted increased 57.5% to $63.8 million in 2003 from $40.5 million in 2002.  For the reconciliation of FFO to net income available to common stockholders, see “Funds from Operations.”

Liquidity and Capital Resources

The Company intends to meet its short term liquidity requirements through cash generated from operations, working capital reserves, property secured borrowings and borrowing under the new revolving line of credit.  The Company anticipates that revenues will continue to provide necessary funds for its operating expenses and debt service requirements, and to pay dividends to stockholders in accordance with REIT requirements.  The Company anticipates that cash generated from operations, together with cash on hand, will be adequate to fund capital expenditures which will not be reimbursed by tenants, other than non-recurring capital expenditures.  The following table summarizes capital expenditures incurred at the Centers, including the pro rata share of joint ventures, for the six months ending June 30,

	2003	2002
	(Dollars in Millions)
Acquisitions of property and equipment	$9.3	$160.2
Development, redevelopment and expansion of Centers	73.1	13.5
Renovations of Centers	5.5	1.5
Tenant allowances	3.9	5.8
Deferred leasing charges	9.0	7.1
Total	$100.8	$188.1

Management expects similar levels to be incurred in future years for tenant allowances and deferred leasing charges and to incur between $200 million to $300 million in 2003 for development, redevelopment, expansions and renovations, excluding Queens Center expansion and the developments of La Encantada and Scottsdale 101 which will be separately financed as described below.  Capital for major expenditures or major developments and redevelopments has been, and is expected to continue to be, obtained from equity or debt financings which include borrowings under the Company’s line of credit and construction loans.  However, many factors impact the Company’s ability to access capital, such as its overall debt level, interest rates, interest coverage ratios and prevailing market conditions.

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

The Company’s total outstanding loan indebtedness at June 30, 2003 was $3.5 billion (including its pro rata share of joint venture debt of $1.0 billion).  This equated to a debt to Total Market Capitalization (defined as total debt of the Company, including its pro rata share of joint venture debt, plus aggregate market value of outstanding shares of common stock, assuming full conversion of OP Units and preferred stock into common stock) ratio of approximately 56.9% at June 30, 2003.  The majority of the Company’s debt consists of fixed-rate conventional mortgages payable collateralized by individual properties.

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

The Company had a credit facility of $200.0 million with a maturity of July 26, 2002 with a right to extend the facility subject to certain conditions.  On July 26, 2002, concurrent with the closing of Westcor, the Company replaced this $200.0 million credit facility with a new $425.0 million revolving line of credit.  This increased revolving line of credit has a three-year term plus a one-year extension.  The interest rate fluctuates from LIBOR plus 1.75% to LIBOR plus 3.00% depending on the Company’s overall leverage level.  As of June 30, 2003, $77.0 million was outstanding at an average interest rate of 3.84%.

On May 13, 2003, the Company issued $250.0 million in unsecured notes maturing in May 2007 with a one-year extension option bearing interest at LIBOR plus 2.50%.  The proceeds were used to pay down and create more availability under the Company’s line of credit.  At June 30, 2003, the entire $250.0 million of notes were outstanding at an interest rate of 3.81%.

The Company had $125.1 million of convertible subordinated debentures (the “Debentures”), which matured December 15, 2002.  On December 13, 2002, the Debentures were repaid in full, using the Company’s revolving credit facility.

The Company has a 3.3% interest in Constellation Real Technologies, LLC, a joint venture investing in real estate technology initiatives and opportunities.  The Company funded $43,000 in 2003 and $959,000 in 2001 and has committed, subject to certain conditions, to fund up to an additional $287,000 in 2003 and $330,000 in 2004 to this joint venture.

At June 30, 2003, the Company had cash and cash equivalents available of $79.7 million.

Funds From Operations:

The Company uses FFO in addition to net income to report its operating and financial results and considers FFO a supplemental measure for the real estate industry and a supplement to GAAP measures.  NAREIT defines FFO as net income (loss) (computed in accordance with GAAP, excluding gains (or losses) from extraordinary items and sales of depreciated operating properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.  Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis.  FFO is useful to investors in comparing operating and financial results between periods.  This is especially true since FFO excludes real estate depreciation and amortization, as the Company believes real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time.  FFO does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net income as defined by GAAP and is not indicative of cash available to fund all cash flow needs.  FFO, as presented, may not be comparable to similarly titled measures reported by other real estate investment trusts.

In compliance with the Securities and Exchange Commission’s Regulation G and Amended Item 10 of Regulation S-K relating to non-GAAP financial measures, the Company has revised its FFO definition as of January 1, 2003 and for all prior periods presented, to include gain or loss on sales of peripheral land and the effect of SFAS No. 141.  The Company’s revised definition is in accordance with the definition provided by NAREIT.  The gain on sales of land included in FFO for the six and three months ended June 30, 2003 resulted in an increase to FFO of $0.6 million and $0.1 million, respectively, and the inclusion of SFAS No 141 increased FFO by $2.4 million and $1.3 million, respectively, including the pro rata share of joint ventures of $0.7 million and $0.3 million, respectively.  During the six and three months ended June 30, 2002, there were no peripheral land sales and no impact of SFAS 141.  The following reconciles net income available to common stockholders to FFO:

	Six Months Ended June 30,
	2003	2002
	Amount	Amount

Net income available to common stockholders	$47,999	$16,074
Adjustments to reconcile net income to FFO - basic:
Minority interest	12,699	5,180
(Gain) loss on sale or write-down of wholly-owned assets	(11,398)	(10,215)
(Gain) loss on sale or write-down of assets from unconsolidated entities (pro rata)	231	10,419
Depreciation and amortization on wholly owned centers	48,489	33,750
Depreciation and amortization on joint ventures and from the management companies (pro rata)	22,940	14,465
Less: depreciation on personal property and amortization of loan costs and interest rate caps	(4,303)	(2,826)
FFO - basic (1)	116,657	66,847
Additional adjustments to arrive at FFO - diluted:
Impact of convertible preferred stock	10,391	10,026
Impact of stock options using the treasury method	—	(n/a antidilutive)
Impact of restricted stock using the treasury method	(n/a antidilutive)	(n/a antidilutive)
Impact of convertible debentures	—	4,807
FFO - diluted (2)	$127,048	$81,680

	Three Months Ended June 30,
	2003	2002
	Amount	Amount

Net income (loss) available to common stockholders	$28,574	$(1,277)
Adjustments to reconcile net income to FFO - basic:
Minority interest	7,554	(393)
(Gain) loss on sale or write-down of wholly-owned assets	(11,564)	3,041
(Gain) loss on sale or write-down of assets from unconsolidated entities (pro rata)	282	9,000
Depreciation and amortization on wholly owned centers	24,575	17,126
Depreciation and amortization on joint ventures and from the management companies (pro rata)	11,282	7,090
Less: depreciation on personal property and amortization of loan costs and interest rate caps	(2,137)	(1,415)
FFO - basic (1)	58,566	33,172
Additional adjustments to arrive at FFO - diluted:
Impact of convertible preferred stock	5,195	5,013
Impact of stock options using the treasury method	—	(n/a antidilutive)
Impact of restricted stock using the treasury method	(n/a antidilutive)	(n/a antidilutive)
Impact of convertible debentures	—	2,362
FFO - diluted (2)	$63,761	$40,547

(1)       Calculated based upon basic net income as adjusted to reach basic FFO.            As of June 30, 2003 and 2002, 13.7 million and 11.2 million of OP Units and Westcor partnership units were outstanding, respectively.

(2)       The computation of FFO – diluted includes the effect of outstanding common stock options and restricted stock using the treasury method.  The convertible debentures were dilutive for the six and three months ended June 30, 2002, and were included in the FFO calculation.  The convertible debentures were paid off in full on December 13, 2002.  On February 25, 1998, the Company sold $100 million of its Series A Preferred Stock.  On June 16, 1998, the Company sold $150 million of its Series B Preferred Stock.  The preferred stock can be converted on a one-for-one basis for common stock.  The preferred shares are assumed converted for purposes of FFO-diluted as they are dilutive to that calculation

Included in minimum rents were rents attributable to the accounting practice of straight lining of rents.  The amount of straight lining of rents, including the Company’s pro rata share from joint ventures, that impacted minimum rents was $2.3 million and $1.2 million for the six and three months ended June 30, 2003, respectively; and $0.1 million and $0.1 million for the six and three months ended June 30, 2002, respectively.  The increase in straight-lining of rents in 2003 compared to 2002 is related to the acquisition of The Oaks and the Westcor portfolio in 2002.  These are offset by decreases due to the Company structuring its new leases using rent increased tied to the change in CPI rather than using contractually fixed rent increases.

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

New Pronouncements Issued

On July 1, 2001, the Company adopted SFAS No. 141, “Business Combinations” (“SFAS 141”).  SFAS 141 requires that the purchase method of accounting be used for all business combinations for which the date of acquisition is after June 30, 2001.  SFAS 141 also establishes specific criteria for the recognition of intangible assets such as acquired in-place leases.  The Company has determined that the impact of SFAS 141 on acquisitions that occurred during 2002 was to recognize an additional $2.4 million and $1.3 million of minimum rents, including $0.7 million and $0.3 million from the joint ventures at pro rata for the six and three months ending June 30, 2003, respectively.  A deferred credit of $14.5 million is recorded in “Other Accrued Liabilities of the Company.”  An additional $4.0 million of deferred credits is recorded in the financial statements of the Company’s unconsolidated joint ventures.  Accordingly, these deferred credits will be amortized into rental revenues at approximately $3.4 million and $1.0 million per year, respectively for each of the next five years.

In October 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This statement supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (“SFAS 121”).  SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale.  The Company adopted SFAS 144 on January 1, 2002.  The Company sold Boulder Plaza on March 19, 2002 and in accordance with SFAS 144 the results of Boulder Plaza for the periods from January 1, 2002 to March 19, 2002 have been reclassified into “discontinued operations” on the consolidated statements of operations.  Total revenues associated with Boulder Plaza was approximately $0.5 for the period January 1, 2002 to March 19, 2002.  The Company sold Paradise Village Gateway, which was acquired on July 26, 2002, on January 2, 2003 and has recorded a loss on sale of $0.2 million for the three months ending March 31, 2003.  Additionally, a gain of $2.8 million from the sale of the Shops at Gainey Village on June 6, 2003, which was acquired on July 26, 2002, has been reclassified to discontinued operations for the six months ending June 30, 2003.

In May 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections” (“SFAS 145”), which is effective for fiscal years beginning after May 15, 2002.  SFAS 145 rescinds SFAS 4, SFAS 44 and SFAS 64 and amends SFAS 13 to modify the accounting for sales-leaseback transactions.  SFAS 4 required the classification of gains and losses resulting from extinguishments of debt to be classified as extraordinary items.  The Company reclassified a loss of approximately $3.6 million which was incurred in the third and fourth quarters of 2002, from extraordinary items to continuing operations pursuant to the Company’s adoption of SFAS 145 on January 1, 2003.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity.  SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged.  The adoption of SFAS No. 146 did not have any material impact on the Company’s consolidated financial statements for the six months ending June 30, 2003.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, and amendment of FASB Statement No. 123”(“SFAS No. 148”).  SFAS No. 148 amended SFAS No 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for employee stock-based compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No 123 to require prominent disclosure in annual and interim financial statements about the method of accounting for stock-based compensation and its effect on reported results.  The disclosure provisions of SFAS No. 148 are included in the accompanying Notes to Consolidated Financial Statements.  Prior to the issuance of SFAS No. 148, the Company adopted the provisions of SFAS No. 123 and will prospectively expense all stock options issued subsequent to January 1, 2002.  The Company did not issue any stock options to employees for the six and three months ending June 30, 2003 and 2002 and accordingly, no compensation expense has been recorded in either period.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The Company has reviewed the provisions of this Interpretation relating to initial recognition and measurement of guarantor liabilities, which are effective for qualifying guarantees entered into or modified after December 31, 2002.  The Company has not modified or entered into any qualifying guarantees during the six months ending June 30, 2003.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51.”  FIN 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics:  1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, and 2) the equity investors lack an essential characteristic of a controlling financial interest.  The Company is in the process of evaluating the effects of FIN 46 which may require the Company to consolidate Macerich Management Company (“MMC”) effective July 1, 2003.  The Company does not believe there will be any significant impact as a result of consolidating MMC, since MMC is currently accounted for under the equity method in the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS 149 is effective for contracts entered into or modified after

June 30, 2003.  The Company does not expect the adoption of this pronouncement to have a material impact on its financial position or results of operations.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities.  Financial instruments within the scope of the pronouncement include mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of shares.  SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003.  The Company does not expect the adoption of the pronouncement to have a material impact on its financial position or results of operations.

Item 3

Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is interest rate risk.  The Company has managed and will continue to manage interest rate risk by (1) maintaining a ratio of fixed rate, long-term debt to total debt such that variable rate exposure is kept at an acceptable level, (2) reducing interest rate exposure on certain long-term variable rate debt through the use of interest rate caps with appropriately matching maturities, (3) using treasury rate locks where appropriate to fix rates on anticipated debt transactions, and (4) taking advantage of favorable market conditions for long-term debt and/or equity.

The following table sets forth information as of June 30, 2003 concerning the Company’s long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (“FV”).

(dollars in thousands)

	For the Years Ended December 31,
	2003	2004	2005	2006	2007	Thereafter	Total	FV
Consolidated Centers:
Long term debt:
Fixed rate	$29,834	$145,902	$25,978	$95,414	$110,864	$1,090,812	$1,498,804	$1,623,786
Average interest rate	6.92%	6.91%	6.90%	6.91%	6.90%	7.02%	6.92%	—
Variable rate	—	328,752	318,380	—	250,000	52,910	950,042	950,042
Average interest rate	—	2.64%	3.90%	—	3.81%	3.84%	3.44%	—
Total debt-Consolidated Centers	$29,834	$474,654	$344,358	$95,414	$360,864	$1,143,722	$2,448,846	$2,573,828
Joint Venture Centers: (at Company's pro rata share:)
Fixed rate	$9,261	$15,730	$95,738	$277,863	$126,049	$292,766	$817,407	$883,349
Average interest rate	6.52%	6.52%	6.55%	6.50%	6.53%	6.96%	6.52%	—
Variable rate	8,350	38,227	187	154,751	—	—	201,515	201,515
Average interest rate	3.57%	2.91%	1.72%	1.72%	—	—	2.01%	—
Total debt - Joint Ventures	$17,611	$53,957	$95,925	$432,614	$126,049	$292,766	$1,018,922	$1,084,864
Total debt - All Centers	$47,445	$528,611	$440,283	$528,028	$486,913	$1,436,488	$3,467,768	$3,658,692

In 2003, $12.7 million of the fixed rate debt maturing was refinanced in August 2003 and the $8.2 million of the floating rate debt maturing will be extended for two years.

In addition, the Company has assessed the market risk for its variable rate debt as of June 30, 2003 and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $11.0 million per year based on $1.1 billion outstanding at June 30, 2003.

The fair value of the Company’s long term debt is estimated based on discounted cash flows at interest rates that management believes reflect the risks associated with long term debt of similar risk and duration.

Item 4

Controls and Procedures

The chief executive officer and chief financial officer of the Company (collectively, the “certifying officers”) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the quarterly period covered by this report.  The certifying officers concluded, based on their evaluation, that the Company’s disclosure controls and procedures were effective as of the end of the quarterly period covered by this report.  There has been no significant change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None

Item 3     Defaults Upon Senior Securities

None

Item 4     Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Annual Meeting of Stockholders held on May 28, 2003:

A.                                   The following three persons were elected as directors of the Company to serve until the annual meeting of stockholders in 2006 and until their respective successors are duly elected and qualify:

	For	Authority Withheld
Arthur M. Coppola	40,902,436	3,137,186
James S. Cownie	40,622,471	3,417,151
Mace Siegel	41,183,897	2,855,725

B.                                     The approval of the Company’s 2003 Equity Incentive Plan

Votes
For:	36,082,568
Against:	4,944,590
Abstain:	54,170
Broker Non-Votes:	2,958,294

C.                                     The approval of the Company’s Employee Stock Purchase Plan

Votes
For:	34,592,677
Against:	6,439,723
Abstain:	48,928
Broker Non-Votes:	2,958,294

D.                                    The ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2003.

Votes
For:	40,528,583
Against:	3,191,118
Abstain:	319,921

Item 5     Other Information

None

Item 6     Exhibits and Reports on Form 8-K

a.               Exhibits

10.1	2003 Equity Incentive Plan

10.2	Employee Stock Purchase Plan

10.3	2003 Cash Bonus/Restricted Stock and Stock Unit Award Program Under the 2003 Equity Incentive Plan

31.1	Section 302 Certification of Arthur Coppola, Chief Executive Officer

31.2	Section 302 Certification of Thomas O’Hern, Chief Financial Officer

32.1	Section 906 Certification of Arthur Coppola, Chief Executive Officer and Thomas O’Hern, Chief Financial Officer

b.              Current Reports on Form 8-K

Current Report on Form 8-K event date May 13, 2003 (reporting announcement of results of operations for the Company for the quarter ended March 31, 2003).

Current Report on Form 8-K event date July 14, 2003 (reporting the Company’s adoption of SFAS 145 on January 1, 2003) and including the financial statements and selected financial data of the Company filed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 modified solely to reflect the adoption of SFAS 145.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Macerich Company

		By:	/s/ Thomas E. O’Hern
Thomas E. O’Hern
Executive Vice President and
Chief Financial Officer

Date:	August 14, 2003

Exhibit Index

Exhibit No.

(a)  Exhibits

Number	Description

10.1	2003 Equity Incentive Plan

10.2	Employee Stock Purchase Plan

10.3	2003 Cash Bonus/Restricted Stock and Stock Unit Award Program Under the 2003 Equity Incentive Plan

31.1	Section 302 Certification of Arthur Coppola, Chief Executive Officer

31.2	Section 302 Certification of Thomas O’Hern, Chief Financial Officer

32.1	Section 906 Certification of Arthur Coppola, Chief Executive Officer and Thomas O’Hern, Chief Financial Officer