Form 10-Q
period 2003-09-30
MACERICH CO
filed 2003-11-13
CIK 912242

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 2003 COMMISSION FILE NO. 1-12504

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

Number of shares outstanding of the registrant’s common stock, as of November 4, 2003
Common Stock, par value $.01 per share: 57,726,101 shares

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

YES         ☒            NO          ☐

THE MACERICH COMPANY (The Company)

Form 10-Q

THE MACERICH COMPANY (The Company)

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30, 2003	December 31, 2002
ASSETS

Property, net	$3,222,753	$2,842,177
Cash and cash equivalents	77,652	53,559
Tenant receivables, including accrued overage rents of $225 in 2003 and $4,846 in 2002	52,969	47,741
Deferred charges and other assets, net	76,913	71,547
Loans to unconsolidated joint ventures	32,592	28,533
Due from affiliates	3,300	1,318
Investments in unconsolidated joint ventures and the management companies	564,654	617,205
Total assets	$4,030,833	$3,662,080

LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS’ EQUITY:

Mortgage notes payable:
Related parties	$115,377	$80,214
Others	1,847,493	1,662,894
Total	1,962,870	1,743,108
Bank notes payable	658,800	548,800
Accounts payable and accrued expenses	48,054	30,555
Other accrued liabilities	93,074	67,791
Preferred stock dividend payable	2,067	5,195
Total liabilities	2,764,865	2,395,449

Minority interest	222,634	221,497

Commitments and contingencies (Note 9)

Series A cumulative convertible redeemable preferred stock, $.01 par value, 3,627,131 shares authorized, issued and outstanding at September 30, 2003 and December 31, 2002	98,934	98,934

Series B cumulative convertible redeemable preferred stock, $.01 par value, 0 and 5,487,471 shares authorized, issued and outstanding at September 30, 2003 and December 31, 2002, respectively	—	148,402
	98,934	247,336
Common stockholders’ equity:
Common stock, $.01 par value, 145,000,000 shares authorized, 57,726,101 and 51,490,929 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	574	514
Additional paid-in capital	989,033	835,900
Accumulated deficit	(26,919)	(23,870)
Accumulated other comprehensive loss	(3,042)	(4,811)
Unamortized restricted stock	(15,246)	(9,935)
Total common stockholders’ equity	944,400	797,798
Total liabilities, preferred stock and common stockholders’ equity	$4,030,833	$3,662,080

The accompanying notes are an integral part of these financial statements.

THE MACERICH COMPANY (The Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

	Nine Months Ended September 30,
	2003	2002
REVENUES:
Minimum rents	$214,419	$156,501
Percentage rents	5,041	4,228
Tenant recoveries	116,243	84,852
Other	12,175	8,127
Total revenues	347,878	253,708
EXPENSES:
Shopping center and operating expenses	122,215	86,815
REIT general and administrative expenses	8,832	5,430
	131,047	92,245
Interest expense:
Related parties	4,261	4,360
Others	94,586	81,801
Total interest expense	98,847	86,161

Depreciation and amortization	73,517	54,420
Equity in income of unconsolidated joint ventures and the management companies	42,859	20,955
Loss on early extinguishment of debt	(126)	(870)
Gain (loss) on sale or write down of assets	11,983	(3,714)
Income of the Operating Partnership from continuing operations before minority interest	99,183	37,253
Discontinued operations:
Gain on sale of assets	22,584	13,923
Income from discontinued operations	1,332	1,158
Total discontinued operations	23,916	15,081
Income before minority interest	123,099	52,334
Less: Minority interest	22,913	9,364
Net income	100,186	42,970
Less: Preferred dividends	12,458	15,222
Net income available to common stockholders	$87,728	$27,748
Earnings per common share - basic:
Income from continuing operations	$1.32	$0.46
Discontinued operations	0.36	0.32
Net income per share available to common stockholders	$1.68	$0.78

Weighted average number of common shares outstanding - basic	52,305,000	35,739,000

Earnings per common share - diluted:
Income from continuing operations	$1.32	$0.46
Discontinued operations	0.32	0.31
Net income per share available to common stockholders	$1.64	$0.77
Weighted average number of common shares outstanding - diluted	75,124,000	47,989,000

The accompanying notes are an integral part of these financial statements.

THE MACERICH COMPANY (The Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

	Three Months Ended September 30,
	2003	2002
REVENUES:
Minimum rents	$71,080	$60,439
Percentage rents	2,071	1,961
Tenant recoveries	39,889	33,692
Other	4,323	3,470
Total revenues	117,363	99,562
EXPENSES:
Shopping center and operating expenses	41,613	34,238
REIT general and administrative expenses	2,811	1,886
	44,424	36,124
Interest expense:
Related parties	1,430	1,461
Others	30,428	34,540
Total interest expense	31,858	36,001

Depreciation and amortization	25,315	21,089
Equity in income of unconsolidated joint ventures and the management companies	13,252	15,550
Loss on early extinguishment of debt	(126)	(870)
Gain (loss) on sale of assets	270	(13)
Income of the Operating Partnership from continuing operations before minority interest	29,162	21,015
Discontinued operations:
Gain on sale of asset	22,745	7
Income from discontinued operations	106	33
Total discontinued operations	22,851	40
Income before minority interest	52,013	21,055
Less: Minority interest	10,214	4,184
Net income	41,799	16,871
Less: Preferred dividends	2,067	5,195
Net income available to common stockholders	$39,732	$11,676
Earnings per common share - basic:
Income from continuing operations	$0.40	$0.32
Discontinued operations	0.34	0.00
Net income per share available to common stockholders	$0.74	$0.32

Weighted average number of common shares outstanding - basic	53,396,000	36,260,000

Earnings per common share - diluted:
Income from continuing operations	$0.39	$0.32
Discontinued operations	0.30	0.00
Net income per share available to common stockholders	$0.69	$0.32
Weighted average number of common shares outstanding - diluted	75,307,000	49,716,000

The accompanying notes are an integral part of these financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Common Stock (# of shares)	Common Stock Par Value	Additional Paid In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Unamortized Restricted Stock	Total Common Stockholders’ Equity

Balance, December 31, 2002	51,490,929	$514	$835,900	$(23,870)	$(4,811)	$(9,935)	$797,798
Comprehensive income:
Net income				100,186			100,186
Reclassification of deferred losses					994		994
Interest rate swap agreement					775		775
Total comprehensive income				100,186	1,769		101,955
Issuance costs			(239)				(239)
Issuance of restricted stock	333,285	3	10,558				10,561
Unvested restricted stock	(333,285)	(3)				(10,558)	(10,561)
Restricted stock vested in 2003	214,641	2				5,247	5,249
Exercise of stock options	343,531	3	6,492				6,495
Distributions paid ($1.71 per share)				(90,777)			(90,777)
Preferred dividends				(12,458)			(12,458)
Conversion of OP units to common stock	190,000		1,862				1,862
Conversion of Series B Preferred Stock to common stock	5,487,000	55	148,347				148,402
Adjustment to reflect minority interest on a pro rata basis according to year end ownership percentage of Operating Partnership			(13,887)				(13,887)

Balance, September 30, 2003	57,726,101	$574	$989,033	$(26,919)	$(3,042)	$(15,246)	$944,400

THE MACERICH COMPANY (The Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the nine months ended September 30,
	2003	2002
Cash flows from operating activities:
Net income-available to common stockholders	$87,728	$27,748
Preferred dividends	12,458	15,222
Net income	100,186	42,970
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt	126	870
(Gain) loss on sale or write down of assets	(11,983)	3,714
Discontinued operations gain on sale of assets	(22,584)	(13,923)
Depreciation and amortization	73,853	55,229
Amortization of net (premium) discount on trust deed note payable	(1,677)	25
Minority interest	22,913	18,278
Changes in assets and liabilities, net of acquisitions / dispositions:
Tenant receivables, net	(5,228)	2,969
Other assets	(5,637)	(2,306)
Accounts payable and accrued expenses	17,499	11,338
Due from affiliates	(1,982)	2,405
Other liabilities	25,283	9,695
Preferred stock dividend payable	(3,128)	182
Total adjustments	87,455	88,476
Net cash provided by operating activities	187,641	131,446
Cash flows from investing activities:
Acquisitions of property and property improvements	(187,510)	(464,285)
Development, redevelopment and expansion of centers	(108,939)	(23,859)
Renovations of centers	(10,644)	(2,063)
Tenant allowances	(2,859)	(7,850)
Deferred leasing charges	(11,575)	(10,837)
Equity in income of unconsolidated joint ventures and the management companies	(42,859)	(20,955)
Distributions from joint ventures	55,389	54,946
Contributions to joint ventures	(34,102)	(6,285)
Acquisitions of joint ventures	(68,320)	(359,435)
Loans to unconsolidated joint ventures	(4,055)	(19,696)
Proceeds from sale of assets	112,803	23,817
Net cash used in investing activities	(302,671)	(836,502)
Cash flows from financing activities:
Proceeds from mortgages and notes payable	407,414	975,628
Payments on mortgages and notes payable	(178,281)	(185,733)
Deferred financing costs	(2,620)	(14,325)
Net proceeds from equity offerings	—	51,941
Dividends and distributions	(74,932)	(70,538)
Dividends to preferred stockholders	(12,458)	(15,222)
Net cash provided by financing activities	139,123	741,751
Net increase in cash	24,093	36,695
Cash and cash equivalents, beginning of period	53,559	26,470
Cash and cash equivalents, end of period	$77,652	$63,165
Supplemental cash flow information:
Cash payment for interest, net of amounts capitalized	$101,467	$81,092
Non-cash transactions:
Acquisition of property by assumption of debt	—	$361,983
Acquisition of property by issuance of operating partnership units	—	$90,597
Acquisition of property by assumption of joint venture debt	$180,000	—
Reclassification from investments in joint ventures to property	$65,115	—
Reclassification from property to investments in joint ventures	$113,603	—
Reclassification from debt to investments in joint ventures	$69,557	—

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

The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as amended by Current Report on Form 8-K (event date July 14, 2003).  In the opinion of management, all adjustments, (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made.  The results for interim periods are not necessarily indicative of the results to be expected for a full year.  The accompanying consolidated balance sheet as of December 31, 2002 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

Certain reclassifications have been made in the 2002 consolidated financial statements to conform to the 2003 financial statement presentation.

Accounting Pronouncements:

On July 1, 2001, the Company adopted SFAS No. 141, “Business Combinations” (“SFAS 141”).  SFAS 141 requires that the purchase method of accounting be used for all business combinations for which the date of acquisition is after June 30, 2001.  SFAS 141 also establishes specific criteria for the recognition of intangible assets such as acquired in-place leases.  Acquired in-place leases are recorded at the difference between market value of rents and the actual rents of the acquired property as either an asset or liability.  The amortization of the asset or liability decreases or increases the Company’s minimum rent.  The Company has determined that the impact of SFAS 141 on acquisitions that occurred during 2002 and 2003 was to recognize for the nine and three months ending September 30, 2003 an additional $3,547 and $1,160 of minimum rents, including $980 and $248 from the joint ventures at pro rata, respectively.  A deferred credit of $19,595 is recorded in “Other Accrued Liabilities” of the Company as of September 30, 2003.  An additional $3,724 of deferred credits is recorded in the financial statements of the Company’s unconsolidated joint ventures.  Accordingly, these deferred credits will be amortized into rental revenues at approximately $4,645 and $1,037 per year respectively, for each of the next five years.

In October 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This statement supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (“SFAS 121”).  SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale.  The Company adopted SFAS 144 on January 1, 2002.  The Company sold Boulder Plaza on March 19, 2002 and in accordance with SFAS 144, the results of Boulder Plaza for the periods from January 1, 2002 to March 19, 2002 have been reclassified into “discontinued operations” on the consolidated statements of operations.  Total revenues associated with Boulder Plaza were $495 for the period January 1, 2002 to March 19, 2002.  The Company sold Paradise Village Gateway, which was acquired on July 26, 2002, on January 2, 2003 and has recorded a loss on sale of $166 in “discontinued operations” for the three months ending March 31, 2003.  Additionally, the Company sold Bristol Center on August 4, 2003, and the results for the period January 1, 2002 to September 30, 2002 and for the period January 1, 2003 to August 4, 2003 have been reclassified to discontinued operations.  The sale of Bristol Center resulted in a gain on sale of asset of $22,291.  Total revenues associated with Bristol Center were $2,917 and $2,513 for the periods January 1, 2002 to September 30, 2002 and January 1, 2003 to August 4, 2003, respectively.

In May 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections” (“SFAS 145”), which is effective for fiscal years beginning after May 15, 2002.  SFAS 145 rescinds SFAS 4, SFAS 44 and SFAS 64 and amends SFAS 13 to modify the accounting for sales-leaseback transactions.  SFAS 4 required the classification of gains and losses resulting from extinguishment of debt to be classified as extraordinary items.  In accordance with SFAS 145, the Company has classified losses from early extinguishment of debt from extraordinary items to continuing operations.  Accordingly, the Company reclassified a loss of $3,605, which was incurred in the third and fourth quarters of 2002, from extraordinary items to continuing operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan.  Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity.  SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002.  The adoption of SFAS No. 146 did not have any impact on the Company’s consolidated financial statements for the nine months ending September 30, 2003.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, and amendment of FASB Statement No. 123”(“SFAS No. 148”).  SFAS No. 148 amended SFAS No 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for employee stock-based compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No 123 to require prominent disclosure in annual and interim financial statements about the method of accounting for stock-based compensation and its effect on reported results.  Prior to the issuance of SFAS No. 148, the Company adopted the provisions of SFAS No. 123 and will prospectively expense all stock options issued subsequent to January 1, 2002.  The Company did not issue any stock options to employees for the nine months ending September 30, 2003 and 2002 and accordingly, no compensation expense has been recorded in either period.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The Company has reviewed the provisions of this Interpretation relating to initial recognition and measurement of guarantor liabilities, which are effective for qualifying guarantees entered into or modified after December 31, 2002.  The Company has not modified or entered into any new qualifying guarantees during the nine months ending September 30, 2003.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51.”  FIN 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics:  1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, and 2) the equity investors lack an essential characteristic of a controlling financial interest.  FIN 46 was effective immediately for all variable interest entities acquired after January 31, 2003 and for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003.  In October 2003, the FASB deferred the effective date of FIN 46 for variable interests acquired before February 1, 2003 to the first reporting period ending after December 15, 2003.  Effective July 1, 2003, the Company has consolidated Macerich Management Company (“MMC”).  Prior to July 1, 2003, MMC was accounted for under the equity method in the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS 149 is effective for contracts entered into or modified after September 30, 2003.  The Company does not expect the adoption of this pronouncement to have a material impact on its financial position or results of operations.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities.  Financial instruments within the scope of the pronouncement include mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of shares.  SFAS 150 was effective immediately for all financial instruments entered into or modified after May 31, 2003.  For all other instruments, SFAS 150 originally was effective July 1, 2003 for the Company.  In October 2003, the FASB voted to defer certain provisions of SFAS 150 indefinitely.  For those provisions of SFAS 150 adopted by the Company, there was no material impact to its financial position or results of operations.  For those provisions of SFAS 150 deferred by the FASB, the Company does not expect there will be a material impact on its financial position or results of operations upon adoption.

Earnings Per Share (“EPS”)

The computation of basic earnings per share is based on net income and the weighted average number of common shares outstanding for the nine months ending September 30, 2003 and 2002.  The computation of diluted earnings per share does not include the effect of outstanding restricted stock issued under the employee and director stock incentive plans as they are antidilutive using the treasury method.  The Operating Partnership units (“OP units”) not held by the Company have been included in the diluted EPS calculation since they are redeemable on a one-for-one basis for shares of common stock.  The following table reconciles the basic and diluted earnings per share calculation:

	For the nine months ended September 30,
	2003			2002
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(In thousands, except per share data)			(In thousands, except per share data)

Net income	$100,186			$42,970
Less: Preferred stock dividends	12,458			15,222

Basic EPS:
Net income available to common stockholders	$87,728	52,305	$1.68	$27,748	35,739	$0.78

Diluted EPS:
Conversion of OP units	22,913	13,690		9,364	11,786
Employee stock options	—	476		—	464
Restricted stock	n/a - antidilutive for EPS			n/a - antidilutive for EPS
Convertible preferred stock	12,458	8,653		n/a - antidilutive for EPS
Convertible debentures	n/a - antidilutive for EPS			n/a - antidilutive for EPS

Net income available to common stockholders	$123,099	75,124	$1.64	$37,112	47,989	$0.77

	For the three months ended September 30,
	2003			2002
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(In thousands, except per share data)			(In thousands, except per share data)

Net income	$41,799			$16,871
Less: Preferred stock dividends	2,067			5,195

Basic EPS:
Net income available to common stockholders	$39,732	53,396	$0.74	$11,676	36,260	$0.32

Diluted EPS:
Conversion of OP units	10,214	13,646		4,184	12,992
Employee stock options	—	522		—	464
Restricted stock	n/a - antidilutive for EPS			n/a - antidilutive for EPS
Convertible preferred stock	2,067	7,743		n/a - antidilutive for EPS
Convertible debentures	n/a - antidilutive for EPS			n/a - antidilutive for EPS

Net income available to common stockholders	$52,013	75,307	$0.69	$15,860	49,716	$0.32

The minority interest for the nine and three months ending September 30, 2003 of $22,913 and $10,214, respectively, has been allocated to income from continuing operations of $17,953 and $5,541, respectively and $4,960 and $4,673, respectively to discontinued operations.  The minority interest for the nine and three months ending September 30, 2002 of $9,364 and $4,184, respectively has been allocated to income from continuing operations of $5,630 and $4,184, respectively and $3,734 and $0 respectively, to discontinued operations.

2                 Organization:

The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community shopping centers located throughout the United States.  The Company is the sole general partner of, and owned or had a majority of the ownership interests in, The Macerich Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”).  As of September 30, 2003, The Operating Partnership owns or has an ownership interest in 57 regional shopping centers, 18 community shopping centers and two development projects aggregating approximately 58 million square feet of gross leasable area (“GLA”).  These 77 regional and community shopping centers and development projects are referred to hereinafter as the “Centers”, unless the context otherwise requires.  The Company is a self-administered and self-managed real estate investment trust (“REIT”) and conducts all of its operations through the Operating Partnership and the Company’s management companies, Macerich Property Management Company, LLC, (“MPMC, LLC”) a single-member Delaware limited liability company, Macerich Management Company, a California corporation, Westcor Partners, LLC, a single member Arizona limited liability company, Macerich Westcor Management, LLC, a single member Delaware limited liability company and Westcor Partners of Colorado, LLC, a Colorado limited liability company (collectively, the “Westcor Management Companies”).  The term “Macerich Management Companies” includes Macerich Management Company and Macerich Manhattan Management Company, a California corporation which has been dissolved and was a wholly-owned subsidiary of Macerich Management Company.

The Company was organized to qualify as a REIT under the Internal Revenue Code of 1986, as amended.  As of September 30, 2003, the 18% limited partnership interest of the Operating Partnership not owned by the Company is reflected in these financial statements as minority interest.

3.              Investments in Unconsolidated Joint Ventures and the Macerich Management Companies:

The following are the Company’s investments in various joint ventures.  The Operating Partnership’s interest in each joint venture as of September 30, 2003 is as follows:

Joint Venture	The Operating Partnership’s Ownership %

Macerich Northwestern Associates	50%
Pacific Premier Retail Trust	51%
SDG Macerich Properties, L.P.	50%
Corte Madera Village, LLC	50.1%
West Acres Development	19%

Westcor Portfolio:
Regional Malls:
Arrowhead Towne Center	33.3%
Desert Sky Mall	50%
Scottsdale Fashion Square	50%
Superstition Springs Center	33.3%

Other Properties / Affiliated Companies:
Arrowhead Festival	5%
Camelback Colonnade	75%
Chandler Festival	50%
Chandler Gateway	50%
Chandler Village Center	50%
East Mesa Land	50%
Hilton Village	50%
Jaren Associates 4	25%
Lee West	50%
Lee West II	50%
Paradise Village Investment Co.	50%
Promenade	50%
Propcor Associates	25%
Propcor II – Boulevard Shops	50%
RLR / WV1	50%
Scottsdale / 101 Associates	46%
Westcor / Gilbert	50%
Westcor / Goodyear	50%

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

The Company accounts for the joint ventures using the equity method of accounting.  Effective July 1, 2003, the Company began consolidating the accounts for the Macerich Management Companies.  Prior to July 1, 2003, the Company accounted for the Macerich Management Companies under the equity method of accounting.  The Company consolidates the accounts for MPMC, LLC.

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

On January 31, 2003, the Company purchased its joint venture partner’s 50% interest in FlatIron Crossing.  Accordingly, the Company now owns 100% of FlatIron Crossing.  The purchase price consisted of approximately $68,300 in cash plus the assumption of the joint venture partners share of debt of $90,000.  The results of FlatIron Crossing prior to January 31, 2003 were accounted for using the equity method of accounting.

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

On June 6, 2003, the Shops at Gainey Village, a 138,000 square foot Phoenix area specialty center, was sold for $55,724.  The Company, which owned 50% of this property, received total proceeds of $15,816 and recorded a gain on sale of $2,788.

Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures and the Macerich Management Companies.

COMBINED AND CONDENSED BALANCE SHEETS OF UNCONSOLIDATED JOINT VENTURES

AND THE MACERICH MANAGEMENT COMPANIES

	September 30, 2003	December 31, 2002

Assets:
Properties, net	$3,294,588	$3,577,093
Other assets	151,856	95,085
Total assets	$3,446,444	$3,672,178

Liabilities and partners’ capital:
Mortgage notes payable	$2,090,731	$2,216,797
Other liabilities	111,129	118,331
Company’s capital (1)	573,664	617,205
Outside partners’ capital	670,920	719,845
Total liabilitites and partners’ capital	$3,446,444	$3,672,178

(1)     The Company’s investment in joint ventures is $9,010 less than the underlying equity as reflected in the joint ventures financial statements.  This difference results from a step-up in basis at the joint venture level.  The Company is amortizing this difference into income on a straight line basis over 39 years.

COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES

AND THE MACERICH MANAGEMENT COMPANIES

	Nine Months Ended September 30, 2003
	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Westcor Joint Ventures	Other Joint Ventures	Macerich Management Companies	Total

Revenues:
Minimum rents	$67,988	$79,399	$75,476	$18,385	—	$241,248
Percentage rents	2,711	2,931	617	1,101	—	7,360
Tenant recoveries	34,088	31,159	30,765	6,986	—	102,998
Management fee	—	—	—	—	$5,526	5,526
Other	2,220	1,844	2,008	713	370	7,155

Total revenues	107,007	115,333	108,866	27,185	5,896	364,287

Expenses:
Management Company expense	—	—	—	—	2,966	2,966
Shopping center and operating expenses	41,591	33,932	35,572	7,579	—	118,674
Interest expense	21,099	35,666	22,494	7,952	—	87,211
Depreciation and amortization	20,396	18,416	25,272	3,575	1,300	68,959
Total operating expenses	83,086	88,014	83,338	19,106	4,266	277,810

(Loss) gain on sale or write-down of assets	(463)	73	4,056	—	—	3,666
Net income	$23,458	$27,392	$29,584	$8,079	$1,630	$90,143
Company’s pro rata share of net income	$11,729	$13,970	$12,732	$2,879	$1,549	$42,859

COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES

AND THE MACERICH MANAGEMENT COMPANIES

	Nine Months Ended September 30, 2002
	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Westcor Joint Ventures	Other Joint Ventures	Macerich Management Companies	Total

Revenues:
Minimum rents	$69,530	$77,367	$21,805	$17,595	—	$186,297
Percentage rents	2,253	2,506	82	995	—	5,836
Tenant recoveries	32,098	29,465	8,654	6,200	—	76,417
Management fee	—	—	—	—	$7,132	7,132
Other	1,375	1,342	222	6,488	—	9,427

Total revenues	105,256	110,680	30,763	31,278	7,132	285,109

Expenses:
Management Company expense	—	—	—	—	5,637	5,637
Shopping center and operating expenses	39,713	32,916	9,863	13,596	—	96,088
Interest expense	22,589	36,314	7,869	7,808	—	74,580
Depreciation and amortization	19,367	17,871	8,582	8,353	1,112	55,285
Total operating expenses	81,669	87,101	26,314	29,757	6,749	231,590

Gain (loss) on sale or write-down of assets (1)	12	4,606	124	(107,389)	113	(102,534)
Net income (loss)	$23,599	$28,185	$4,573	$(105,868)	$496	$(49,015)
Company’s pro rata share of net income (loss)	$11,800	$14,342	$2,395	$(8,054)	$472	$20,955

(1) In 2002, $106.2 million of the loss in Other Joint Ventures relates to MerchantWired, LLC.

COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES

	Three Months Ended September 30, 2003
	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Westcor Joint Ventures	Other Joint Ventures	Total

Revenues:
Minimum rents	$22,344	$26,635	$23,633	$7,321	$79,933
Percentage rents	762	1,125	222	533	2,642
Tenant recoveries	11,226	10,535	10,517	2,847	35,125
Other	785	812	456	327	2,380

Total revenues	35,117	39,107	34,828	11,028	120,080

Expenses:
Shopping center and operating expenses	13,773	11,715	11,500	3,036	40,024
Interest expense	7,037	11,942	7,171	3,314	29,464
Depreciation and amortization	7,087	6,167	8,234	1,636	23,124
Total operating expenses	27,897	29,824	26,905	7,986	92,612

Gain on sale or write-down of assets	—	—	586	—	586
Net income	$7,220	$9,283	$8,509	$3,042	$28,054
Company’s pro rata share of net income	$3,610	$4,734	$3,840	$1,068	$13,252

COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES

AND THE MACERICH MANAGEMENT COMPANIES

	Three Months Ended September 30, 2002
	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Westcor Joint Ventures	Other Joint Ventures	Macerich Management Companies	Total

Revenues:
Minimum rents	$23,543	$26,461	$21,805	$6,022	—	$77,831
Percentage rents	619	1,035	82	450	—	2,186
Tenant recoveries	11,202	10,844	8,654	2,196	—	32,896
Management fee	—	—	—	—	$2,711	2,711
Other	762	498	222	247	—	1,729

Total revenues	36,126	38,838	30,763	8,915	2,711	117,353

Expenses:
Management Company expense	—	—	—	—	1,703	1,703
Shopping center and operating expenses	13,399	11,797	9,863	2,629	—	37,688
Interest expense	7,537	12,108	7,869	2,023	—	29,537
Depreciation and amortization	6,602	5,991	8,582	997	378	22,550
Total operating expenses	27,538	29,896	26,314	5,649	2,081	91,478

Gain (loss) on sale or write-down of assets	—	4,606	124	(521)	146	4,355
Net income	$8,588	$13,548	$4,573	$2,745	$776	$30,230
Company’s pro rata share of net income	$4,294	$6,899	$2,395	$1,223	$739	$15,550

Significant accounting policies used by the unconsolidated joint ventures and the Macerich Management Companies are similar to those used by the Company.

Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life (“NML”) of $149,637 and $153,147 as of September 30, 2003 and December 31, 2002, respectively.  NML is considered a related party because it is a joint venture partner with the Company in Macerich Northwestern Associates.  Interest expense incurred on these borrowings amounted to $7,621 and $7,842 for the nine months ended September 30, 2003 and 2002, respectively; and $2,562 and $2,625 for the three months ended September 30, 2003 and 2002, respectively.

4.              Property:

Property is summarized as follows:

	September 30, 2003	December 31, 2002

Land	$549,973	$531,099
Building improvements	2,736,168	2,489,041
Tenant improvements	76,695	75,103
Equipment and furnishings	46,603	22,895
Construction in progress	259,953	133,536
	3,669,392	3,251,674

Less, accumulated depreciation	(446,639)	(409,497)

	$3,222,753	$2,842,177

On January 2, 2003, the Company sold its 67% interest in Paradise Village Gateway for approximately $29,400 and recorded a loss on sale of $0.2 million.  On January 31, 2003, the Company purchased its joint venture partner’s 50% interest in FlatIron Crossing.  Accordingly, the Company now owns 100% of FlatIron Crossing.  The purchase price consisted of approximately $68,320 in cash plus the assumption of the joint venture partner’s share of debt of $90,000.  On May 15, 2003, the Company sold 49.9% of its partnership interest in the Village at Corte Madera for $65,868 and the assumption of a proportionate share of debt in the amount of $34,709.  This sale resulted in the Company recording a gain on sale of $8,794.  On August 4, 2003, the Company sold Bristol Center for approximately $30,000 and recorded a gain on sale of $22,291.  On September 15, 2003, the Company acquired Northridge Mall in Salinas, California.  The total purchase price was $128,500 and was funded by the sale proceeds from Bristol Center and borrowings under the Company’s line of credit.  Additionally, the Company has recorded a gain of $0.9 million on the sale of peripheral land for the nine months ending September 30, 2003.

A loss on sale of assets of $3,714 for the nine months ending September 30, 2002 is primarily a result of the write down of assets from the Company’s various technology investments.  The gain on sale of assets of $13,923 in 2002 from discontinued operations is primarily a result of the Company selling Boulder Plaza on March 19, 2002.

5.              Mortgage Notes Payable:

Mortgage notes payable at September 30, 2003 and December 31, 2002 consist of the following:

Debt premiums represent the excess of the fair value of debt over the principal value of debt assumed in various acquisitions subsequent to March, 1994 (with interest rates ranging from 3.81% to 6.26%).  The debt premiums are being amortized into interest expense over the term of the related debt on a straight-lined basis, which approximates the effective interest method.  The balances shown below include the unamortized premiums as of September 30, 2003 and December 31, 2002.

	Carrying Amount of Notes
	2003		2002
Property Pledged as Collateral	Other	Related Party	Other	Related Party	Interest Rate	Payment Terms		Maturity Date

Consolidated Centers:

Borgata (b)	$16,563	—	$16,926	—	5.39%	115	(a)	2007
Capitola Mall	—	$45,731	—	$46,674	7.13%	380	(a)	2011
Carmel Plaza	27,838	—	28,069	—	8.18%	202	(a)	2009
Chandler Fashion Center (c)	181,719	—	183,594	—	5.48%	1,043	(a)	2012
Chesterfield Towne Center	61,066	—	61,817	—	9.07%	548	(d)	2024
Citadel	68,036	—	69,222	—	7.20%	554	(a)	2008
Corte Madera, Village at	—	—	69,884	—	7.75%	516	(a)	2009
Crossroads Mall - Boulder (e)	—	33,151	—	33,540	7.08%	244	(a)	2010
Flagstaff Mall(f)	14,486	—	14,974	—	5.39%	121	(a)	2006
FlatIron Crossing (g)	145,000	—	—	—	2.04%	interest only		2004
FlatIron Crossing - Mezzanine (h)	35,000	—	—	—	4.42%	interest only		2004
Fresno Fashion Fair	67,429	—	68,001	—	6.52%	437	(a)	2008
Greeley Mall (i)	30,000	—	13,281	—	6.18%	197	(a)	2013
Green Tree Mall/Crossroads - OK/Salisbury (j)	117,714	—	117,714	—	7.23%	interest only		2004
La Encantada (k)	17,788	—	2,715	—	3.12%	interest only		2005
Northwest Arkansas Mall	57,671	—	58,644	—	7.33%	434	(a)	2009
Pacific View (l)	93,989	—	87,739	—	7.16%	602	(a)	2011
Panorama Mall (m)	32,250	—	—	—	3.22%	interest only		2005
Paradise Valley Mall(n)	80,956	—	82,256	—	5.39%	506	(a)	2007
Paradise Valley Mall(o)	24,822	—	25,393	—	5.89%	183	(a)	2009
Paradise Village Gateway (p)	—	—	19,524	—	5.39%	137	(a)		(p)
Prescott Gateway (q)	40,753	—	40,651	—	3.38%	interest only		2004
Queens Center	96,323	—	97,186	—	6.88%	633	(a)	2009
Queens Center (r)	36,495	36,495	—	—	3.62%	interest only		2013
Rimrock Mall	45,189	—	45,535	—	7.45%	320	(a)	2011
Santa Monica Place	82,983	—	83,556	—	7.70%	606	(a)	2010
South Plains Mall	62,304	—	62,823	—	8.22%	454	(a)	2009
South Towne Center	64,000	—	64,000	—	6.61%	interest only		2008
The Oaks (s)	108,000	—	108,000	—	2.24%	interest only		2004
Valley View Center	51,000	—	51,000	—	7.89%	interest only		2006
Village Plaza(t)	5,653	—	5,857	—	5.39%	47	(a)	2006
Village Square I & II (u)	4,949	—	5,116	—	5.39%	41	(a)	2006
Vintage Faire Mall	68,056	—	68,586	—	7.89%	508	(a)	2010
Westbar (v)	4,278	—	4,454	—	4.22%	35	(a)	2005
Westbar(w)	7,500	—	7,852	—	4.22%	66	(a)	2004
Westside Pavilion	97,683	—	98,525	—	6.67%	628	(a)	2008
Grand Total - Consolidated Centers	$1,847,493	$115,377	$1,662,894	$80,214

	Carrying Amount of Notes
	2003		2002
Property Pledged as Collateral	Other	Related Party	Other	Related Party	Interest Rate	Payment Terms		Maturity Date
Joint Venture Centers (at pro rata share):

Arizona Lifestyle Galleries (50%)(x)(y)	$859	—	$925	—	3.81%	10	(a)	2004
Arrowhead Towne Center (33.33%)(x)(z)	28,610	—	28,931	—	6.38%	187	(a)	2011
Boulevard Shops (50%) (x)(aa)	5,200	—	4,824	—	3.34%	interest only		2004
Broadway Plaza (50%) (x)	—	$33,980	—	$34,576	6.68%	257	(a)	2008
Camelback Colonnade (75%)(x)(ab)	25,839	—	26,818	—	4.81%	211	(a)	2006
Chandler Festival (50%) (x)(ac)	16,000	—	16,101	—	4.37%	80	(a)	2008
Chandler Gateway (50%) (x)(ad)	10,000	—	7,376	—	5.19%	55	(a)	2008
Corte Madera, Village at (50.1%)(x)	34,713	—	—	—	7.75%	259	(a)	2009
Desert Sky Mall (50%) (x)(ae)	13,767	—	13,969	—	5.42%	85	(a)	2005
East Mesa Land (50%) (x)(af)	2,124	—	2,139	—	2.28%	10	(a)	2004
East Mesa Land (50%) (x)(af)	634	—	640	—	5.39%	3	(a)	2006
FlatIron Crossing (50%) (x)(g)	—	—	72,500	—	2.30%	interest only		2004
FlatIron Crossing - Mezzanine (50%) (x)(h)	—	—	17,500	—	4.68%	interest only		2004
Hilton Village (50%)(x)(ag)	4,588	—	4,719	—	5.39%	35	(a)	2007
Pacific Premier Retail Trust (51%) (x):
Cascade Mall	11,461	—	11,983	—	6.50%	122	(a)	2014
Kitsap Mall/Kitsap Place	30,646	—	30,831	—	8.06%	230	(a)	2010
Lakewood Mall (ah)	64,770	—	64,770	—	7.20%	interest only		2005
Lakewood Mall (ai)	8,746	—	8,224	—	2.93%	interest only		2005
Los Cerritos Center	57,861	—	58,537	—	7.13%	421	(a)	2006
North Point Plaza	1,607	—	1,669	—	6.50%	16	(a)	2015
Redmond Town Center - Retail	30,392	—	30,910	—	6.50%	224	(a)	2011
Redmond Town Center - Office	—	41,656	—	42,837	6.77%	370	(a)	2009
Stonewood Mall	39,409	—	39,653	—	7.41%	275	(a)	2010
Washington Square	56,224	—	57,161	—	6.70%	421	(a)	2009
Washington Square Too	5,648	—	5,843	—	6.50%	53	(a)	2016
Promenade (50%)(x)(aj)	2,539	—	2,617	—	5.39%	20	(a)	2006
PVIC Ground Leases (50%)(x)(ak)	3,896	—	3,991	—	5.39%	28	(a)	2006
PVOP II (50%)(x)(al)	1,546	—	1,583	—	5.85%	12	(a)	2009
Scottsdale Fashion Square - Series I (50%)(x)(am)	83,038	—	84,024	—	5.39%	interest only		2007
Scottsdale Fashion Square - Series II (50%)(x)(an)	36,676	—	37,346	—	5.39%	interest only		2007
Scottsdale/101 Associates (46%)(x)(ao)	9,070	—	—	—	3.42%	interest only		2006
SDG Macerich Properties L.P. (50%) (x) (ap)	182,826	—	183,922	—	6.54%	1,120	(a)	2006
SDG Macerich Properties L.P. (50%) (x) (ap)	93,250	—	92,250	—	1.53%	interest only		2006
SDG Macerich Properties L.P. (50%) (x) (ap)	40,700	—	40,700	—	1.49%	interest only		2006
Shops at Gainey Village (50%)(x) (aq)	—	—	11,342	—	3.29%	interest only			(aq)
Superstition Springs (33.33%) (x)(ar)	16,282	—	16,401	—	2.28%	75	(a)	2004
Superstition Springs (33.33%) (x)(ar)	4,863	—	4,908	—	5.39%	23	(a)	2006
Village Center (50%)(x)(as)	3,845	—	3,971	—	5.39%	31	(a)	2006
Village Crossroads (50%)(x)(at)	2,481	—	2,559	—	4.81%	19	(a)	2005
Village Fair North (50%)(x)(au)	6,090	—	6,193	—	5.89%	41	(a)	2008
West Acres Center (19%) (x)	7,061	—	7,222	—	6.52%	57	(a)	2009
West Acres Center (19%) (x)	1,821	—	1,853	—	9.17%	18	(a)	2009
Grand Total - Joint Venture Centers	$945,082	$75,636	$1,006,905	$77,413
Grand Total - All Centers	$2,792,575	$191,013	$2,669,799	$157,627
Less unamortized debt premiums	19,175	—	35,847	—
Grand Total - excluding unamortized debt premiums	$2,773,400	$191,013	$2,633,952	$157,627

(a)       This represents the monthly payment of principal and interest.

(b)       At September 30, 2003 and December 31, 2002, the unamortized premium was $1,197 and $1,417, respectively.

(c)        On October 21, 2002, the Company refinanced the debt on Chandler Fashion Center.  The prior loan was paid in full and a new note was issued for $184,000 bearing interest at a fixed rate of 5.48% and maturing November 1, 2012.

(d)       This amount represents the monthly payment of principal and interest.  In addition, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property’s gross receipts (as defined in the loan agreement) exceeds a base amount specified therein.  Contingent interest expense recognized by the Company was $507 and $302 for the nine and three months ended September 30, 2003, respectively and $460 and $136 for the nine and three months ended September 30, 2002, respectively.

(e)        This note was issued at a discount.  The discount is being amortized over the life of the loan using the effective interest method.  At September 30, 2003 and December 31, 2002, the unamortized discount was $240 and $264, respectively.

(f)           At September 30, 2003 and December 31, 2002, the unamortized premium was $665 and $878, respectively.

(g)       The property had a permanent interest only loan bearing interest at LIBOR plus 0.92%.  At September 30, 2003 and December 31, 2002, the total interest rate was 2.04% and 2.30%, respectively.  This variable rate debt was covered by an interest rate cap agreement which effectively prevented the interest rate from exceeding 8%.  A new $200,000 ten year loan at a fixed interest rate of 5.23% was entered into on November 4, 2003.  The $145,000 floating loan was paid off upon the closing of this transaction.

(h)       This loan was interest only bearing interest at LIBOR plus 3.30%.  At September 30, 2003 and December 31, 2002, the total interest rate was 4.42% and 4.68%, respectively.  This variable rate debt was covered by an interest rate cap agreement which effectively prevented the interest rate from exceeding 8%.  The loan was collateralized by the Company’s interest in the FlatIron Crossing Shopping Center.  The $35,000 floating rate loan was paid off upon closing of the new $200,000 loan described in Note (g) above.

(i)          On August 7, 2003, the Company paid off the old loan and placed a new $30,000 ten-year fixed rate loan at an interest rate of 6.18%.  The Company recognized a $126 loss on early extinguishment of the old debt.

(j)           This loan is cross-collateralized by Green Tree Mall, Crossroads Mall-Oklahoma and the Centre at Salisbury.

(k)       This represents a construction loan which shall not exceed $51,000 bearing interest at LIBOR plus 2.0%.  At September 30, 2003 and December 31, 2002, the total interest rate was 3.12% and 3.40%, respectively.

(l)          This loan was issued on July 10, 2001 for $89,000, and may be increased up to $96,000 subject to certain conditions.  In April 2003, the additional $7,000 was funded at a fixed rate of 7.0% until maturity.

(m)     In January, 2003, the Company placed a $32,250 floating rate note on the property bearing interest at LIBOR plus 1.65% and maturing December 31, 2005.  The total interest rate at September 30, 2003 was 3.22%.

(n)       At September 30, 2003 and December 31, 2002, the unamortized premium was $2,560 and $3,150, respectively.

(o)       At September 30, 2003 and December 31, 2002, the unamortized premium was $1,637 and $1,857, respectively.

(p)       On January 2, 2003, the Company sold its 67% interest in Paradise Village Gateway.

(q)       This represents a construction loan which shall not exceed $46,300 bearing interest at LIBOR plus 2.25%.  At September 30, 2003 and December 31, 2002, the total interest rate was 3.38% and 3.50%, respectively.

(r)         This represents a $225,000 construction loan bearing interest at LIBOR plus 2.50%.  The loan converts to a permanent fixed rate loan at 7%, subject to certain conditions including completion and stabilization of the expansion and redevelopment project.  As of September 30, 2003, the total interest rate was 3.62%.  NML is the lender for 50% of the construction loan.  The funds advanced by NML is considered related party debt as they are a joint venture partner with the Company in Macerich Northwestern Associates.

(s)         Concurrent with the acquisition of the mall, the Company placed a $108,000 loan bearing interest at LIBOR plus 1.15% and maturing July 1, 2004 with three consecutive one year options.  $92,000 of the loan is at LIBOR plus 0.7% and $16,000 is at LIBOR plus 3.75%.  This variable rate debt is covered by an interest rate cap agreement over two years which effectively prevents the LIBOR interest rate from exceeding 7.10%.  At September 30, 2003 and December 31, 2002, the total weighted average interest rate was 2.24% and 2.58%, respectively.

(t)          At September 30, 2003 and December 31, 2002, the unamortized premium was $475 and $592, respectively.

(u)       At September 30, 2003 and December 31, 2002, the unamortized premium was $217 and $287, respectively.

(v)        At September 30, 2003 and December 31, 2002, the unamortized premium was $189 and $302, respectively.

(w)     At September 30, 2003 and December 31, 2002, the unamortized premium was $86 and $245, respectively.

(x)        Reflects the Company’s pro rata share of debt.

(y)        At September 30, 2003 and December 31, 2002, the unamortized premium was $0 and $35, respectively.

(z)         At September 30, 2003 and December 31, 2002, the unamortized premium was $885 and $968, respectively.

(aa)         This represents a construction loan which shall not exceed $13,300 bearing interest at LIBOR plus 2.25%.  At September 30, 2003 and December 31, 2002, the weighted average interest rate was 3.34% and 3.57%, respectively.

(ab)         At September 30, 2003 and December 31, 2002, the unamortized premium was $1,420 and $1,893, respectively.

(ac)          This represented a construction loan which was not to exceed $35,000 and bore interest at LIBOR plus 1.60%.  At December 31, 2002, the total interest rate was 3.04%.  On September 23, 2003, the joint venture obtained a new $32,000 permanent fixed rate loan at 4.37% maturing in October 2008.

(ad)         This represented a construction loan which was not to exceed $17,000 and bore interest at LIBOR plus 2.0%.  At December 31, 2002, the total interest rate was 3.55%.  On September 25, 2003, the joint venture obtained a new $20,000 permanent fixed rate loan at 5.19% maturing in October 2008.

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

(ag)         At September 30, 2003 and December 31, 2002, the unamortized premium was $385 and $474, respectively.

(ah)         In connection with the acquisition of this property, the joint venture assumed $127,000 of collateralized fixed rate notes (the “Notes”).  The Notes bear interest at an average fixed rate of 7.20% and mature in August 2005.  The Notes require the joint venture to deposit all cash flow from the property operations with a trustee to meet its obligations under the Notes.  Cash in excess of the required amount, as defined, is released.  Included in cash and cash equivalents is $750 of restricted cash deposited with the trustee at September 30, 2003 and December 31, 2002.

(ai)            On July 28, 2000, the joint venture placed a $16,125 floating rate note on the property bearing interest at LIBOR plus 2.25% and maturing July 2003.On August 24, 2003, the Company negotiated a two-year loan extension with the lender and the loan was increased to $17,150.   At September 30, 2003 and December 31, 2002, the total interest rate was 2.93% and 3.57%, respectively.

(aj)             At September 30, 2003 and December 31, 2002, the unamortized premium was $208 and $262, respectively.

(ak)         At September 30, 2003 and December 31, 2002, the unamortized premium was $154 and $200, respectively.

(al)            At September 30, 2003 and December 31, 2002, the unamortized premium was $103 and $117, respectively.

(am)       At September 30, 2003 and December 31, 2002, the unamortized premium was $5,038 and $6,024, respectively.

(an)         At September 30, 2003 and December 31, 2002, the unamortized premium was $3,423 and $4,093, respectively.

(ao)         This represents a construction loan which shall not exceed $54,000 bearing interest at LIBOR plus 2.25%.  At September 30, 2003, the total interest rate was 3.42%.

(ap)         In connection with the acquisition of these Centers, the joint venture assumed $485,000 of mortgage notes payable which are collateralized by the properties.  At acquisition, the $300,000 fixed rate portion of this debt reflected a fair value of $322,700, which included an unamortized premium of $22,700.  This premium is being amortized as interest expense over the life of the loan using the effective interest method.  At September 30, 2003 and December 31, 2002, the unamortized balance of the debt premium was $8,552 and $10,744, respectively.  This debt is due in May 2006 and requires monthly payments of $1,852.  $184,500 of this debt was refinanced in May 2003 with a new note for $186,500 that requires monthly interest payments at a variable rate (based on LIBOR) of 1.53% at September 30, 2003.  This variable rate debt is covered by interest rate cap agreements, which effectively prevents the interest rate from exceeding 10.63%.

On April 12, 2000, the joint venture issued $138,500 of additional mortgage notes, which are collateralized by the properties and are due in May 2006.  $57,100 of this debt requires fixed monthly interest payments of $387 at a weighted average rate of 8.13% while the floating rate notes of $81,400 require monthly interest payments at a variable weighted average rate (based on LIBOR) of 1.49% and 1.79% at September 30, 2003 and December 31, 2002, respectively.  This variable rate debt is covered by an interest rate cap agreement which effectively prevents the interest rate from exceeding 11.83%.

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

(as)           At September 30, 2003 and December 31, 2002, the unamortized premium was $175 and $227, respectively.

(at)            At September 30, 2003 and December 31, 2002, the unamortized premium was $127 and $176, respectively.

(au)         At September 30, 2003 and December 31, 2002, the unamortized premium was $231 and $268, respectively.

Certain mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

Total interest expense capitalized (including the pro rata share of joint ventures of $1,432 and $576) during the nine and three months ended September 30, 2003 was $10,127 and $4,359, respectively. Total interest expense capitalized (including the pro rata share of joint ventures of $510 and $273) during the nine and three months ended September 30, 2002, was $5,261 and $1,791, respectively.

The fair value of mortgage notes payable, (including the pro rata share of joint ventures of $1,076,570 and $1,133,131 at September 30, 2003 and December 31, 2002 respectively), is estimated to be approximately $3,156,433 and $2,966,403, at September 30, 2003 and December 31, 2002, respectively, based on current interest rates for comparable loans.

6.     Bank and Other Notes Payable:

The Company had a credit facility of $200,000 with a maturity of July 26, 2002, with a right to extend the facility to May 26, 2003 subject to certain conditions.  On July 26, 2002, the Company replaced the $200,000 credit facility with a new $425,000 revolving line of credit.  This increased revolving line of credit has a three-year term plus a one-year extension.  The interest rate fluctuates from LIBOR plus 1.75% to LIBOR plus 3.00% depending on the Company’s overall leverage level. As of September 30, 2003 and December 31, 2002, $212,000 and $344,000 of borrowings were outstanding under this credit facility at an average interest rate of 3.88% and 4.72%, respectively.  The Company, through its acquisition of Westcor, has an interest rate swap with a $50,000 notional amount.  The swap matures December 1, 2003, and was designated as a cash flow hedge.  This swap will serve to reduce exposure to interest rate risk effectively converting the LIBOR rate on $50,000 of the Company’s variable interest rate borrowings to a rate of 3.215%.  The swap is reported at fair value, with changes in fair value recorded as a component of other comprehensive income.  Net receipts or payments under the agreement will be recorded as an adjustment to interest expense.

Concurrent with the acquisition of Westcor (See Note 3), the Company placed a $380,000 interim loan with a term of up to six months plus two six-month extension options bearing interest at an average rate of LIBOR plus 3.25% and a $250,000 term loan with a maturity of up to three years with two one-year extension options and an interest rate ranging from LIBOR plus 2.75% to LIBOR plus 3.00% depending on the Company’s overall leverage level.  On November 27, 2002, the entire interim loan was paid off.  At September 30, 2003 and December 31, 2002, $196,800 and $204,800 of the term loan was outstanding at an interest rate of 4.20% and 4.78%, respectively.

On May 13, 2003, the Company issued $250,000 in unsecured notes maturing in May 2007 with a one-year extension option bearing interest at LIBOR plus 2.50%.  The proceeds were used to pay down and create more availability under the Company’s line of credit.  At September 30, 2003, $250,000 was outstanding at an interest rate of 4.0%. In October 2003, the Company entered into an interest rate swap agreement which will effectively fix the interest rate at 4.45% from November 2003 to October 13, 2005.

The Company reclassified $994 for the nine months ending September 30, 2003 and 2002 related to treasury rate lock transactions settled in prior years from accumulated other comprehensive income to earnings and expects to reclassify $1,328 for the year ended December 31, 2003.  Additionally, the Company recorded other comprehensive income of $775 related to the mark to market of an interest rate swap agreement for the nine months ended September 30, 2003.

Additionally, as of September 30, 2003, the Company has contingent obligations of $31,597 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers.  The Company does not believe that these letters of credit will result in a liability to the Company.

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

8.              Related-Party Transactions:

The Company engaged Macerich Management Company and certain of the Westcor Management Companies to manage the operations of certain properties and unconsolidated joint ventures.  For the nine and three months ending September 30, 2003, management fees of $6,039 and $2,089 respectively, were paid to Macerich Management Company by the joint ventures.  For the nine and three months ending September 30, 2003, management fees of $3,405 and $420, respectively, for the unconsolidated entities, were paid to certain of the Westcor Management Companies by the joint ventures. For the nine and three months ending September 30, 2002, management fees of $5,749 and $1,982, respectively, were paid to Macerich Management Company by the joint ventures.  For the period July 27, 2002 to September 30, 2002, management fees of $531 for the unconsolidated entities were paid to certain of the Westcor Management Companies by the Company.

Certain mortgage notes are held by one of the Company’s joint venture partners, NML.  Interest expense in connection with these notes was $4,261 and $1,430 for the nine and three months ended September 30, 2003; and $4,360 and $1,461 for the nine and three months ended September 30, 2002, respectively.  Included in accounts payable and accrued expenses is interest payable to NML of $231 and $257 at September 30, 2003 and December 31, 2002, respectively.

As of September 30, 2003 and December 31, 2002, the Company has loans to unconsolidated joint ventures of $32,592 and $28,533, respectively.  These loans represent initial funds advanced to development stage projects prior to construction loan fundings.  Correspondingly, loans payable from unconsolidated joint ventures in this same amount have been accrued as an obligation of various joint ventures.

A certain executive officer has an outstanding loan from the Company totaling $1,000 as of September 30, 2003.  This loan is full recourse to the executive and was issued under the terms of the employee stock incentive plan, bearing interest at 7% and due in 2009 and is collateralized by Company common stock owned by the executive. This loan receivable is included in other assets at September 30, 2003 and December 31, 2002.

Certain Company officers and affiliates have guaranteed mortgages of $21,750 at one of the Company’s joint venture properties.

9.              Commitments and Contingencies:

The Company has certain properties subject to noncancellable operating ground leases.  The leases expire at various times through 2098, subject in some cases to options to extend the terms of the lease.  Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined.  Ground rent expenses, net of amounts capitalized, were $969 and $217 for the nine and three months ended September 30, 2003, respectively; and were $942 and $310 for the nine and three months ended September 30, 2002, respectively.  No contingent rent was incurred in either period.

The Company is currently redeveloping Queens Center.  Total costs are expected to be between $250,000 and $275,000, of which the Company has already incurred $141,246 and $59,561 as of September 30, 2003 and December 31, 2002, respectively.

The Company has a 3.3% interest in Constellation Real Technologies, LLC, a joint venture investing in real estate technology initiatives and opportunities.  The Company funded $43 in 2003 and $959 in 2001 and has committed, subject to certain conditions, to fund up to an additional $287 in 2003 and $330 in 2004 to this joint venture.

Perchloroethylene (“PCE”) has been detected in soil and groundwater in the vicinity of a dry cleaning establishment at North Valley Plaza, formerly owned by a joint venture of which the Company was a 50% member.  The property was sold on December 18, 1997.  The California Department of Toxic Substances Control (“DTSC”) advised the Company in 1995 that very low levels of Dichloroethylene (“1,2 DCE”), a degradation byproduct of PCE, had been detected in a municipal water well located 1/4 mile west of the dry cleaners, and that the dry cleaning facility may have contributed to the introduction of 1,2 DCE into the water well.  According to DTSC, the maximum contaminant level (“MCL”) for 1,2 DCE which is permitted in drinking water is 6 parts per billion (“ppb”).  The 1,2 DCE was detected in the water well at a concentration of 1.2 ppb, which is below the MCL.  The Company has retained an environmental consultant and has initiated extensive testing of the site.  The joint venture agreed (between itself and the buyer) that it would be responsible for continuing to pursue the investigation and remediation of impacted soil and groundwater resulting from releases of PCE from the former dry cleaner.  Approximately $71 and $188 have already been incurred by the joint venture for remediation, professional and legal fees for the nine months ending September 30, 2003 and 2002, respectively.  The joint venture has been sharing costs with former owners of the property.

The Company acquired Fresno Fashion Fair in December 1996.  Asbestos was detected in structural fireproofing throughout much of the Center.  Testing data conducted by professional environmental consulting firms indicates that the fireproofing is largely inaccessible to building occupants and is well adhered to the structural members.  Additionally, airborne concentrations of asbestos were well within OSHA’s permissible exposure limit (“PEL”) of .1 fcc.  The accounting at acquisition included a reserve of $3,300 to cover future removal of this asbestos, as necessary.  The Center was recently renovated and a substantial amount of the asbestos was removed.  The Company incurred $1,226 and $169 in remediation costs for the nine months ending September 30, 2003 and 2002, respectively.  An additional $1,136 remains reserved at September 30, 2003.

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

On June 16, 1998, the Company issued 5,487,471 shares of Series B cumulative convertible redeemable preferred stock (“Series B Preferred Stock”) for proceeds totaling $150,000 in a private placement.  The preferred stock was convertible on a one for one basis into common stock and paid a quarterly dividend equal to the greater of $0.46 per share, or the dividend then payable on a share of common stock.  On September 9, 2003, all of the shares of Series B Preferred Stock were converted to common stock.

No dividends will be declared or paid on any class of common or other junior stock to the extent that dividends on Series A Preferred Stock has not been declared and/or paid.

The holders of Series A Preferred Stock have redemption rights if a change in control of the Company occurs, as defined under the Articles Supplementary.  Under such circumstances, the holders of the Series A Preferred Stock are entitled to require the Company to redeem their shares, to the extent the Company has funds legally available therefor, at a price equal to 105% of their respective liquidation preference plus accrued and unpaid dividends.  The Series A Preferred Stockholder also has the right to require the Company to repurchase its shares if the Company fails to be taxed as a REIT for federal tax purposes at a price equal to 115% of its liquidation preference plus accrued and unpaid dividends, to the extent funds are legally available therefore.

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

On an unaudited pro forma basis, reflecting the acquisition of Westcor as if it had occurred on January 1, 2002, the Company would have reflected net income available to common stockholders of $28,104 for the nine months ended September 30, 2002.  Net income available to common stockholders on a diluted per share basis would be $0.76 for the nine months ended September 30, 2002.  Total consolidated revenues of the Company would have been $320,118 for the nine months ended September 30, 2002.

The condensed balance sheet of Westcor presented below is as of the date of acquisition:

Property, net	$769,362
Investments in unconsolidated joint ventures	363,600
Other assets	37,155
Total assets	$1,170,117

Mortgage notes payable	$373,453
Other liabilities	33,924
Total liabilities	407,377

Total partners’ capital	762,740

Total liabilities and partners’ capital	$1,170,117

The purchase price allocation adjustments included in the Company’s balance sheet as of September 30, 2003 are based on information available at this time.  Subsequent adjustments to the allocation may be made based on additional information.

13.  Subsequent Events:

On October 30, 2003, a dividend/distribution of $0.61 per share was declared for common stockholders and OP unit holders of record on November 15, 2003.  In addition, the Company declared a dividend of $0.61 on the Company’s Series A Preferred Stock.  All dividends/distributions will be payable on December 9, 2003.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Background and Performance Measurement

The Company uses Funds from Operations (“FFO”) in addition to net income to report its operating and financial results and considers FFO a supplemental measure for the real estate industry and a supplement to GAAP measures.  The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss) (computed in accordance with Generally Accepted Accounting Principles (“GAAP”)), excluding gains (or losses) from extraordinary items and sales of depreciated operating properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.  Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis.  FFO is useful to investors in comparing operating and financial results between periods.  This is especially true since FFO excludes real estate depreciation and amortization, as the Company believes real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time.  FFO does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net income as defined by GAAP and is not indicative of cash available to fund all cash flow needs.  FFO, as presented, may not be comparable to similarly titled measures reported by other real estate investment trusts.  For the reconciliation of FFO to net income available to common stockholders, see “Funds from Operations.”

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

The following discussion is based primarily on the consolidated balance sheet of the Company as of September 30, 2003 and also compares the activities for the nine and three months ended September 30, 2003 to the activities for the nine and three months ended September 30, 2002.  This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.  These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect the fair representation of the results for the interim periods presented and all such adjustments are of a normal recurring nature.

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

Some of these estimates and assumptions include judgments on revenue recognition, estimates for common area maintenance and real estate tax accruals, provisions for uncollectable accounts and estimates for environmental matters.  The Company’s significant accounting policies are described in more detail in Note 2 of the audited consolidated financial statements included in the Company’s Annual Report on Form 10K for the year ended December 31, 2002, as amended by Current Report on Form 8-K (event date July 14, 2003).  However, the following policies could be deemed to be critical within the SEC definition.

Revenue Recognition:

Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease.  The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the “straight-lining of rent adjustment.”  Currently, 22% of the mall and freestanding leases contain provisions for CPI rent increases, periodically throughout the term of the lease, which generally do not require straight-lining treatment.  The Company believes that using CPI increases, rather than fixed contractual rent increases, results in revenue recognition that more closely matches the cash revenue from each lease and will provide more consistent rent growth throughout the term of the leases.  Percentage rents are recognized in accordance with Staff Accounting Bulletin 101.  Recoveries from tenants for real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred.

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

Property, Continued:

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

Asset/Property	Maximum amount of debt principal that could be recourse to the Company	Maturity Date

Boulevard Shops	$10,400	1/1/2004
Scottsdale 101	19,717	5/1/2006

Total	$30,117

Additionally, as of September 30, 2003, the Company has certain obligations of $31.6 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers.  The Company does not believe that these letters of credit will result in a liability to the Company.

Recent Transactions

The following table reflects the Company’s acquisitions in 2002 and 2003.

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

Northridge Mall	September 15, 2003	Salinas, California

On March 19, 2002, the Company sold Boulder Plaza, a 159,238 square foot community center in Boulder, Colorado for $24.7 million.  The proceeds from the sale were used for general corporate purposes.

On June 10, 2002, the Company acquired The Oaks, a 1.1 million square foot super-regional mall in Thousand Oaks, California.  The total purchase price was $152.5 million and was funded with $108.0 million of debt, bearing interest at LIBOR plus 1.15%, placed concurrently with the acquisition.  The balance of the purchase price was funded by cash and borrowings under the Company’s line of credit.  The Oaks is referred to herein as the “2002 Acquisition Center.”

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

On January 2, 2003, the Company sold its 67% interest in Paradise Village Gateway, a 296,153 square foot Phoenix area urban village, for approximately $29.4 million.  The proceeds from the sale were used to repay a portion of the Term Loan.  The sale resulted in a loss on sale of asset of $0.2 million.

On January 31, 2003, the Company purchased its joint venture partner’s 50% interest in FlatIron Crossing.  The purchase price consisted of approximately $68.3 million in cash plus the assumption of the joint venture partner’s share of debt of $90.0 million.

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

On August 4, 2003, the Company sold Bristol Center, a 161,000 square foot community center in Santa Ana, California.  The sales price was approximately $30.0 million and recorded a gain on sale of asset of $22.3 million in discontinued operations.

On September 15, 2003, the Company acquired Northridge Mall, a 973,000 square foot super-regional mall in Salinas, California.  The total purchase price was $128.5 million and was funded by sales proceeds from Bristol Center and borrowings under the Company’s line of credit.  Northridge Mall is referred to herein as the “2003 Acquisition Center.”

A portion of the Westcor portfolio is joint ventures and the properties are reflected using the equity method of accounting.  The results of these acquisitions are reflected in the consolidated results of operations of the Company in equity in income of unconsolidated joint ventures and the management companies.

Many of the variations in the results of operations, discussed below, occurred due to the 2002 Acquisition Center, the Westcor portfolio acquisition during 2002 and the 2003 Acquisition Center.  Many factors impact the Company’s ability to acquire additional properties, including the availability and cost of capital, the Company’s overall debt to market capitalization level, interest rates and the availability of potential acquisition targets that meet the Company’s criteria.  Crossroads Mall-Boulder, Parklane Mall and Queens Center are currently under redevelopment and are referred to herein as the “Redevelopment Centers.”  All other Centers, excluding the Redevelopment Centers, the 2002 Acquisition Center, the Westcor portfolio (which includes the two development properties) and the 2003 Acquisition Center, are referred to herein as the “Same Centers,” unless the context otherwise requires.  The 2002 Acquisition Center is included in the “Same Centers” for the three months ending September 30, 2003.

Revenues include rents attributable to the accounting practice of straight-lining of rents which requires rent to be recognized each year in an amount equal to the average rent over the term of the lease, including fixed rent increases over that period.  The amount of straight-lined rents, included in consolidated revenues, recognized for the nine and three months ended September 30, 2003 was $1.8 million and $0.5 million, respectively, compared to $0.1 million and $0.4 million for the nine and three months ended September 30, 2002.  Additionally, the Company recognized through equity in income of unconsolidated joint ventures, $1.5 million and $0.4 million as its pro rata share of straight-lined rents from joint ventures for the nine and three months ended September 30, 2003, respectively, compared to $1.4 million and $1.0 million for the nine and three months ended September 30, 2002.  As a result of the Company structuring the majority of its new leases using annual Consumer Price Index (“CPI”) increases, which generally do not require straight-lining treatment, straight-line rent would have decreased, but are offset by increases of $3.9 million and $1.2 million relating to the 2002 Acquisition Center, the acquisition of the Westcor portfolio during 2002 and the 2003 Acquisition Center for the nine and three months ended September 30, 2003, respectively.  Currently, 22% of the mall and freestanding leases contain provisions for CPI rent increases periodically throughout the term of the lease.  The Company believes that using CPI increases, rather than fixed contractual rent increases, results in revenue recognition that more closely matches the cash revenue from each lease and will provide more consistent rent growth throughout the term of the leases.

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

Real Estate Development Risks:  The Company’s business strategy has expanded to include the selective development and construction of retail properties.  Any development, redevelopment and construction activities that the Company undertakes will be subject to the risks of real estate development, including lack of financing, construction delays, environmental requirements, budget overruns, sunk costs and lease-up.  Furthermore, occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable.  Real estate development activities are also subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations.  If any of the above events occur, the ability to pay distributions and service the Company’s indebtedness could be adversely affected.

Comparison of Nine Months Ended September 30, 2003 and 2002

Revenues

Minimum and percentage rents increased by 36.6% to $219.5 million in 2003 from $160.7 million in 2002.  Approximately $51.7 million relates to the Westcor portfolio, $6.9 million relates to the 2002 Acquisition Center, $3.5 million relates to the Company acquiring 50% of its joint venture partner’s interest in Panorama Mall and $0.4 million relates to the 2003 Acquisition Center.  This is offset by a $0.6 million decrease relating to the Same Centers due to the fact lease termination payments received in 2002 were $1.6 million higher compared to 2003 and straight-line rents were $0.4 million higher in 2002 compared to 2003.  This decrease in Same Centers revenues is offset by Same Center revenue increases due to releasing space at higher rents in 2003.  Additionally, the Redevelopment Centers offset the increase in minimum and percentage rents by a $0.5 million decrease in revenues in 2003 compared to 2002 and a $2.6 million offset related to the Company’s sale of 49.9% of its partnership interest in the Village at Corte Madera.

On July 1, 2001, the Company adopted SFAS No. 141, “Business Combinations” (“SFAS 141”).  SFAS 141 requires that the purchase method of accounting be used for all business combinations for which the date of acquisition is after June 30, 2001.  SFAS 141 also establishes specific criteria for the recognition of intangible assets such as acquired in-place leases.  Acquired in-place leases are recorded at the difference between market value of rents and the actual rents of the acquired property as either an asset or liability.  The amortization of the asset or liability decreases or increases the Company’s minimum rent.  The Company has determined that the impact of SFAS 141 on acquisitions that occurred during 2002 and 2003 was to recognize an additional $2.6 million of consolidated revenue which is included in minimum rents for the nine months ended September 30, 2003.

Tenant recoveries increased to $116.2 million in 2003 from $84.9 million in 2002.  Approximately $25.5 million relates to the Westcor portfolio, $3.5 million relates to the 2002 Acquisition Center, $3.8 million relates to the Same Centers, $1.6 million relates to Panorama Mall and $0.2 million relates to the 2003 Acquisition Center.  This is offset by a $1.8 million decrease relating to the Redevelopment Centers and a $1.3 million decrease relating to the sale of 49.9% partnership interest in the Village at Corte Madera.

Expenses

Shopping center and operating expenses increased to $122.2 million in 2003 compared to $86.8 million in 2002.  The increase is a result of $29.1 million related to the Westcor portfolio, the 2002 Acquisition Center accounted for $2.9 million of the increase in expenses, $1.3 million relates to Panorama Mall, $1.9 million relates to increased property taxes, recoverable expenses and bad debt expense at the Redevelopment Centers and $0.6 million represents increased property taxes, insurance and other recoverable and non-recoverable expenses at the Same Centers.  This is offset by a $1.2 million decrease relating to the sale of 49.9% partnership interest in the Village at Corte Madera.

REIT General and Administrative Expenses

REIT general and administrative expenses increased to $8.8 million in 2003 from $5.4 million in 2002, primarily due to increases in professional services, travel expenses and stock-based compensation expense.

Interest Expense

Interest expense increased to $98.8 million in 2003 from $86.2 million in 2002.    Approximately $15.0 million of the increase is related to the debt from the Westcor portfolio, $1.0 million from the 2002 Acquisition Center, $0.8 million relates to the new $32.3 million loan placed on Panorama Mall in January 2003, $5.9 million represents increased interest expense compared to 2002 as a result of increased borrowings under the Company’s new line of credit and $4.0 million is related to the $250.0 million of unsecured notes issued on May 13, 2003.  In addition, the interest expense relating to the debentures paid off in December 2002 reduced interest expense by $6.7 million in 2003 compared to 2002 and the sale of 49.9% of the Company’s partnership interest in Corte Madera resulted in a decrease of $2.1 million compared to 2002.  Capitalized interest was $8.7 million in 2003, up from $4.8 million in 2002 primarily due to the redevelopment and expansion of Queens Center.

Depreciation and Amortization

Depreciation and amortization increased to $73.5 million in 2003 from $54.4 million in 2002.  Approximately $2.1 million relates to additional capital costs at the Same Centers, $2.0 million relates to the 2002 Acquisition Center, $0.8 million relates to Panorama Mall and $14.6 million relates to the Westcor portfolio.  This is offset by a $1.2 million decrease relating to the sale of 49.9% of the partnership interest in the Village at Corte Madera.

Income from Unconsolidated Joint Ventures and Macerich Management Companies

The income from unconsolidated joint ventures and the Macerich Management Companies was $42.9 million for 2003, compared to income of $20.9 million in 2002.  $10.3 million was attributed to the acquisition of certain joint ventures in the Westcor portfolio, which included $1.0 million of revenue relating to SFAS 141, and $0.3 million relating to the Village at Corte Madera 49.9% partnership interest sale in 2003.  Additionally in 2002, a loss of $11.3 million was included in unconsolidated joint ventures relating to the Company’s investment in MerchantWired, LLC which included a $10.2 million write down of assets.

Gain on Sale of Assets

A gain of $12.0 million in 2003 represents $8.8 million from the Company’s sale of 49.9% of its partnership interest in the Village at Corte Madera on May 15, 2003 and $2.8 million relates to the Company’s sale of Gainey Village on June 6, 2003.  This is compared to a loss of $3.7 million in 2002 representing the write down of assets from the Company’s various technology investments.

Discontinued Operations

A gain of $22.6 million in 2003 relates to the sale of Bristol Mall on August 4, 2003, $0.9 million relates to gains on peripheral land sales and $0.2 million relates to a loss on the Company’s sale of its 67% interest in Paradise Village Gateway on January 2, 2003.  This is compared to a gain of $13.9 million in 2002 as a result of the Company selling Boulder Plaza on March 19, 2002.

Net Income Available to Common Stockholders

Primarily as a result of the purchase of the 2002 and 2003 Acquisition Centers, the Westcor portfolio, the Bristol, Corte Madera and Gainey Village sales, the issuance of $420.3 million of equity in November 2002 which was used to pay off debt, and the foregoing results, net income available to common stockholders increased to $87.7 million in 2003 from $27.7 million in 2002.  In 2002, the sale of Boulder Plaza resulting in a gain of $13.9 million significantly increased net income available to common stockholders for the nine months ending September 30, 2002.

Operating Activities

Cash flow from operations was $187.6 million in 2003 compared to $131.4 million in 2002.  The increase is primarily due to the Westcor portfolio, the 2002 Acquisition Center and increased net operating income at the Centers as mentioned above.

Investing Activities

Cash used in investing activities was $302.7 million in 2003 compared to cash used in investing activities of $836.5 million in 2002.  The change resulted primarily from the acquisitions of the Westcor portfolio and 2002 Acquisition Center, the Company’s purchase of its joint venture partner’s 50% interest in FlatIron Crossing, the Company’s sale of 49.9% of its partnership interest in Village at Corte Madera, an increase in equity of income of unconsolidated joint ventures due to the Westcor portfolio, the loss of $10.2 million in 2002 from the Company’s investment in Merchant Wired, LLC and a $85.1 million increase in development, redevelopment and expansion of centers primarily due to the Queens Center expansion.  This is offset by $112.8 million of proceeds received from the sale of Paradise Village Gateway, the Shops at Gainey Village, Bristol Center and 49.9% interest in the Village at Corte Madera and increased distributions from joint ventures primarily as a result of the Westcor portfolio.

Financing Activities

Cash flow provided by financing activities was $139.1 million in 2003 compared to cash flow provided by financing activities of $741.7 million in 2002.  The change resulted primarily from the acquisitions of the Westcor portfolio and 2002 Acquisition Center, the construction loan at Queens Center of $73.0 million, the new loan of $32.2 million at Panorama Mall and the $250.0 million of unsecured notes issued on May 13, 2003. This is offset by $52.0 million of net proceeds from equity offerings in the first quarter of 2002 and a $108.0 million loan placed with the 2002 Acquisition Center.

Funds From Operations

Primarily as a result of the acquisitions of the Westcor portfolio, the purchase of the 2002 Acquisition Center and the other factors mentioned above, Funds from Operations – Diluted increased 41% to $190.8 million in 2003 from $135.2 million in 2002.  For the reconciliation of FFO to net income available to common stockholders, see “Funds from Operations.”

Comparison of Three Months Ended September 30, 2003 and 2002

Revenues

Minimum and percentage rents increased by 17.1% to $73.1 million in 2003 from $62.4 million in 2002.  Approximately $11.3 million relates to the Westcor portfolio, $1.2 million relates to the Company acquiring 50% of its joint venture partner’s interest in Panorama Mall, $0.4 million relates to the 2003 Acquisition Center and $0.3 million relates to the Same Centers.  This is offset by a $0.4 million decrease relating to the Redevelopment Centers and $2.1 million related to the Company’s sale of 49.9% of its partnership interest in the Village at Corte Madera.

On July 1, 2001, the Company adopted SFAS No. 141, “Business Combinations” (“SFAS 141”).  SFAS 141 requires that the purchase method of accounting be used for all business combinations for which the date of acquisition is after June 30, 2001.  SFAS 141 also establishes specific criteria for the recognition of intangible assets such as acquired in-place leases.  Acquired in-place leases are recorded at the difference between market value of rents and the actual rents of the acquired property as either an asset or liability.  The amortization of the asset or liability decreases or increases the Company’s minimum rent.  The Company has determined that the impact of SFAS 141 on acquisitions that occurred during 2002 and 2003 was to recognize an additional $0.9 million of consolidated revenue which is included in minimum rents for the three months ended September 30, 2003.

Tenant recoveries increased to $40.0 million in 2003 from $33.7 million in 2002.  Approximately $8.2 million relates to the Westcor portfolio, $0.5 million relates to Panorama Mall and $0.2 million relates to the 2003 Acquisition Center.  This is offset by a $0.6 million decrease relating to the Redevelopment Centers, $0.1 million decrease relating to the Same Centers and a $1.1 million decrease relating to the sale of 49.9% partnership interest in the Village at Corte Madera.

Expenses

Shopping center and operating expenses increased to $41.6 million in 2003 compared to $34.2 million in 2002.  The increase is a result of $8.7 million related to the Westcor portfolio, $0.3 million relates to increased property taxes, recoverable expenses and bad debt expense at the Redevelopment Centers, $0.1 million represents increased non-recoverable expenses at the Same Centers and $0.5 million relates to Panorama Mall.  This is offset by $0.9 million decrease relating to the sale of 49.9% partnership interest in the Village at Corte Madera.

REIT General and Administrative Expenses

REIT general and administrative expenses increased to $2.8 million in 2003 from $1.9 million in 2002, primarily due to increases in professional services and stock-based compensation expense.

Interest Expense

Interest expense decreased to $31.8 million in 2003 from $36.0 million in 2002.    The interest expense relating to the debentures paid off in December 2002 reduced interest expense by $2.3 million in 2003 compared to 2002 and the sale of 49.9% of the Company’s partnership interest in Corte Madera resulted in a decrease of $1.4 million compared to 2002.  The issuance of $420.3 million of equity in November 2002 which was used to pay off debt attributed to the decrease in interest expense in 2003 compared to 2002.  Capitalized interest was $3.8 million in 2003, up from $1.5 million in 2002.

Depreciation and Amortization

Depreciation and amortization increased to $25.3 million in 2003 from $21.1 million in 2002.  Approximately $1.0 million relates to additional capital costs at the Same Centers, $0.1 million relates to Panorama Mall and $3.0 million relates to the Westcor portfolio.  This is offset by a $0.8 million decrease relating to the sale of 49.9% of the partnership interest in the Village at Corte Madera.

Income from Unconsolidated Joint Ventures and Macerich Management Companies

The income from unconsolidated joint ventures and the Macerich Management Companies was $13.3 million for 2003, compared to income of $15.5 million in 2002.  There were increases in 2003 of which $1.4 million was attributed to the acquisition of certain joint ventures in the Westcor portfolio which included $0.2 million of revenue relating to SFAS 141 and $1.2 million relating to the Village at Corte Madera 49.9% partnership interest sale in 2003.  Additionally in 2002, a gain of $2.3 million was included in unconsolidated joint ventures relating to the Company’s sale of peripheral land at Redmond Towne Center which offset the 2003 increases.

Discontinued Operations

A gain of $22.7 million in 2003 relates to the sale of Bristol Mall on August 4, 2003.

Net Income Available to Common Stockholders

Primarily as a result of the Westcor portfolio, the Bristol sale, the issuance of $420.3 million of equity in November 2002 which was used to pay off debt, and the foregoing results, net income available to common stockholders increased to $39.7 million in 2003 from $11.7 million in 2002.

Funds From Operations

Primarily as a result of the acquisition of the Westcor portfolio and the other factors mentioned above, Funds from Operations – Diluted increased 19% to $63.8 million in 2003 from $53.6 million in 2002.  For the reconciliation of FFO to net income available to common stockholders, see “Funds from Operations.”

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

	2003	2002
	(Dollars in Millions)
Acquisitions of property and equipment	$152.4	$923.2
Development, redevelopment and expansion of Centers	121.4	27.0
Renovations of Centers	12.0	4.2
Tenant allowances	5.7	9.9
Deferred leasing charges	14.1	12.2
Total	$305.6	$976.5

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

The Company’s total outstanding loan indebtedness at September 30, 2003 was $3.6 billion (including its pro rata share of joint venture debt of $1.0 billion).  This equated to a debt to Total Market Capitalization (defined as total debt of the Company, including its pro rata share of joint venture debt, plus aggregate market value of outstanding shares of common stock, assuming full conversion of OP Units and preferred stock into common stock) ratio of approximately 56.3% at September 30, 2003.  The majority of the Company’s debt consists of fixed-rate conventional mortgages payable collateralized by individual properties.

The Company has filed a shelf registration statement, effective June 6, 2002, to sell securities.  The shelf registration is for a total of $1.0 billion of common stock, common stock warrants or common stock rights.  The Company sold a total of 15.2 million shares of common stock under this shelf registration on November 27, 2002.  The aggregate offering price of this transaction was approximately $440.2 million, leaving approximately $559.8 million available under the shelf registration statement.  In addition, the Company filed another shelf registration statement, effective October 27, 2003, to sell up to $300.0 million of preferred stock.

The Company had a credit facility of $200.0 million with a maturity of July 26, 2002 with a right to extend the facility subject to certain conditions.  On July 26, 2002, concurrent with the closing of Westcor, the Company replaced this $200.0 million credit facility with a new $425.0 million revolving line of credit.  This increased revolving line of credit has a three-year term plus a one-year extension.  The interest rate fluctuates from LIBOR plus 1.75% to LIBOR plus 3.00% depending on the Company’s overall leverage level.  As of September 30, 2003, $212.0 million was outstanding at an average interest rate of 3.88%.

On May 13, 2003, the Company issued $250.0 million in unsecured notes maturing in May 2007 with a one-year extension option bearing interest at LIBOR plus 2.50%.  The proceeds were used to pay down and create more availability under the Company’s line of credit.  At September 30, 2003, the entire $250.0 million of notes were outstanding at an interest rate of 4.0%.

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

At September 30, 2003, the Company had cash and cash equivalents available of $77.6 million.

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

In compliance with the Securities and Exchange Commission’s Regulation G and Amended Item 10 of Regulation S-K relating to non-GAAP financial measures, the Company has revised its FFO definition as of January 1, 2003 and for all prior periods presented, to include gain or loss on sales of peripheral land and the effect of SFAS No. 141.  The Company’s revised definition is in accordance with the definition provided by NAREIT.  The gain on sales of land included in FFO for the nine and three months ended September 30, 2003 resulted in an increase to FFO of $1.2 million and $0.7 million, respectively, and the inclusion of SFAS No 141 increased FFO by $3.5 million and $1.2 million, respectively, including the pro rata share of joint ventures of $1.0 million and $0.2 million, respectively.  During the nine and three months ended September 30, 2002, there were $2.3 million of peripheral land sales and no impact of SFAS 141.  The Company adopted SFAS No. 141 effective October 1, 2002.  The following reconciles net income available to common stockholders to FFO:

	Nine Months Ended September 30,
	2003	2002
(All amounts are in thousands)	Amount	Amount

Net income available to common stockholders	$87,728	$27,748
Adjustments to reconcile net income to FFO - basic:
Minority interest	22,913	9,364
Gain on sale or write-down of wholly-owned assets	(33,708)	(10,209)
Loss on sale or write-down of assets from unconsolidated entities (pro rata)	232	10,242
Depreciation and amortization on wholly owned centers	73,853	55,229
Depreciation and amortization on joint ventures and from the management companies (pro rata)	34,180	25,541
Less: depreciation on personal property and amortization of loan costs and interest rate caps	(6,847)	(5,136)
FFO - basic (1)	178,351	112,779

Additional adjustments to arrive at FFO - diluted:
Impact of convertible preferred stock	12,458	15,222
Impact of stock options using the treasury method	—	(n/a antidilutive	)
Impact of restricted stock using the treasury method	(n/a antidilutive )	(n/a antidilutive	)
Impact of convertible debentures	—	7,251

FFO - diluted (2)	$190,809	$135,252

	Three Months Ended September 30,
	2003	2002
	Amount	Amount

Net income available to common stockholders	$39,732	$11,676
Adjustments to reconcile net income to FFO - basic:
Minority interest	10,214	4,184
(Gain) loss on sale or write-down of wholly-owned assets	(22,310)	6
Loss on sale or write-down of assets from unconsolidated entities (pro rata)	—	(178)
Depreciation and amortization on wholly owned centers	25,364	21,479
Depreciation and amortization on joint ventures and from the management companies (pro rata)	11,240	11,076
Less: depreciation on personal property and amortization of loan costs and interest rate caps	(2,544)	(2,309)
FFO - basic (1)	61,696	45,934

Additional adjustments to arrive at FFO - diluted:
Impact of convertible preferred stock	2,067	5,195
Impact of stock options using the treasury method	—	(n/a antidilutive	)
Impact of restricted stock using the treasury method	(n/a antidilutive )	(n/a antidilutive	)
Impact of convertible debentures	—	2,443

FFO - diluted (2)	$63,763	$53,572

(1)     Calculated based upon basic net income as adjusted to reach basic FFO.  As of September 30, 2003 and 2002, 13.5 million and 11.2 million of OP Units and Westcor partnership units were outstanding, respectively.

(2)     The computation of FFO – diluted includes the effect of outstanding common stock options and restricted stock using the treasury method.  The convertible debentures were dilutive for the nine and three months ended September 30, 2002, and were included in the FFO calculation.  The convertible debentures were paid off in full on December 13, 2002.  On February 25, 1998, the Company sold $100 million of its Series A Preferred Stock.  On June 16, 1998, the Company sold $150 million of its Series B Preferred Stock.  On September 9, 2003, 5.5 million shares of Series B Preferred Stock were converted into common shares.  The preferred stock can be converted on a one-for-one basis for common stock.  The preferred shares are assumed converted for purposes of FFO-diluted as they are dilutive to that calculation.

Included in minimum rents were rents attributable to the accounting practice of straight lining of rents.  The amount of straight lining of rents, including the Company’s pro rata share from joint ventures, that impacted minimum rents was $3.3 million and $0.9 million for the nine and three months ended September 30, 2003, respectively; and $1.5 million and $1.4 million for the nine and three months ended September 30, 2002, respectively.  The increase in straight-lining of rents in 2003 compared to 2002 is related to the acquisition of The Oaks and the Westcor portfolio in 2002 and Northridge Mall in 2003.  These are offset by decreases due to the Company structuring its new leases using rent increases tied to the change in CPI rather than using contractually fixed rent increases.

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

New Pronouncements Issued

On July 1, 2001, the Company adopted SFAS No. 141, “Business Combinations” (“SFAS 141”).  SFAS 141 requires that the purchase method of accounting be used for all business combinations for which the date of acquisition is after June 30, 2001.  SFAS 141 also establishes specific criteria for the recognition of intangible assets such as acquired in-place leases.  Acquired in-place leases are recorded at the difference between market value of rents and the actual rents of the acquired property as either an asset or liability.  The amortization of the asset or liability decreases or increases the Company’s minimum rent.  The Company has determined that the impact of SFAS 141 on acquisitions that occurred during 2002 and 2003 was to recognize an additional $3.5 million and $1.2 million of minimum rents, including $1.0 million and $0.2 million from the joint ventures at pro rata for the nine and three months ending September 30, 2003, respectively.  A deferred credit of $19.6 million is recorded in “Other Accrued Liabilities of the Company” as of September 2003.  An additional $3.7 million of deferred credits is recorded in the financial statements of the Company’s unconsolidated joint ventures.  Accordingly, these deferred credits will be amortized into rental revenues at approximately $4.6 million and $1.0 million per year, respectively for each of the next five years.

In October 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This statement supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (“SFAS 121”).  SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale.  The Company adopted SFAS 144 on January 1, 2002.  The Company sold Boulder Plaza on March 19, 2002 and in accordance with SFAS 144 the results of Boulder Plaza for the periods from January 1, 2002 to March 19, 2002 have been reclassified into “discontinued operations” on the consolidated statements of operations.  Total revenues associated with Boulder Plaza was approximately $0.5 for the period January 1, 2002 to March 19, 2002.  The Company sold Paradise Village Gateway, which was acquired on July 26, 2002, on January 2, 2003 and has recorded a loss on sale of $0.2 million for the three months ending March 31, 2003.  Additionally, the Company sold Bristol Center on August 4, 2003, and the results for the period January 1, 2002 to September 30, 2002 and for the period January 1, 2003 to August 4, 2003 have been reclassified to discontinued operations.  The sale of Bristol Center resulted in a gain on sale of asset of $22.3 million.  Total revenues associated with Bristol Center were $2.9 million and $2.5 million for the periods January 1, 2002 to September 30, 2002 and January 1, 2003 to August 4, 2003, respectively.

In May 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections” (“SFAS 145”), which is effective for fiscal years beginning after May 15, 2002.  SFAS 145 rescinds SFAS 4, SFAS 44 and SFAS 64 and amends SFAS 13 to modify the accounting for sales-leaseback transactions.  SFAS 4 required the classification of gains and losses resulting from extinguishments of debt to be classified as extraordinary items.  In accordance with SFAS 145, the Company has reclassified losses from early extinguishment of debt from extraordinary items to continuing operations.  Accordingly, the Company reclassified a loss of approximately $3.6 million which was incurred in the third and fourth quarters of 2002, from extraordinary items to continuing operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity.  SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged.  The adoption of SFAS No. 146 did not have any material impact on the Company’s consolidated financial statements for the nine months ending September 30, 2003.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, and amendment of FASB Statement No. 123”(“SFAS No. 148”).  SFAS No. 148 amended SFAS No 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for employee stock-based compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No 123 to require prominent disclosure in annual and interim financial statements about the method of accounting for stock-based compensation and its effect on reported results.  Prior to the issuance of SFAS No. 148, the Company adopted the provisions of SFAS No. 123 and will prospectively expense all stock options issued subsequent to January 1, 2002.  The Company did not issue any stock options to employees for the nine and three months ending September 30, 2003 and 2002 and accordingly, no compensation expense has been recorded in either period.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The Company has reviewed the provisions of this Interpretation relating to initial recognition and measurement of guarantor liabilities, which are effective for qualifying guarantees entered into or modified after December 31, 2002.  The Company has not modified or entered into any qualifying guarantees during the nine months ending September 30, 2003.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities - an interpretation of ARB No. 51.”  FIN 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics:  1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, and 2) the equity investors lack an essential characteristic of a controlling financial interest.  FIN 46 was effective immediately for all variable interest entities acquired after January 31, 2003 and for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003.  In October 2003, the FASB deferred the effective date of FIN 46 for variable interests acquired before February 1, 2003 to the first reporting period ending after December 15, 2003.  Effective July 1, 2003, the Company has consolidated Macerich Management Company (“MMC”).  Prior to July 1, 2003, MMC was accounted for under the equity method in the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS 149 is effective for contracts entered into or modified after September 30, 2003.  The Company does not expect the adoption of this pronouncement to have a material impact on its financial position or results of operations.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities.  Financial instruments within the scope of the pronouncement include mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of shares.  SFAS 150 was effective immediately for all financial instruments entered into or modified after May 31, 2003.  For all other instruments, SFAS 150 originally was effective July 1, 2003 for the Company.  In October 2003, the FASB voted to defer certain provisions of SFAS 150 indefinitely.  For those provisions of SFAS 150 adopted by the Company, there was no material impact to its financial position or results of operations.  For those provisions of SFAS 150 deferred by the FASB, the Company does not expect there will be a material impact on its financial position or results of operations upon adoption.

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

The following table sets forth information as of September 30, 2003 concerning the Company’s long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (“FV”).

	For the Years Ended December 31,
(dollars in thousands)	2003	2004	2005	2006	2007	Thereafter	Total	FV
Consolidated Centers:
Long term debt:
Fixed rate	$5,263	$146,401	$26,514	$95,974	$111,468	$1,125,468	$1,511,088	$1,628,081
Average interest rate	6.90%	6.88%	6.87%	6.88%	7.00%	7.08%	6.90%	—
Variable rate	—	328,752	458,840	—	250,000	72,990	1,110,582	1,110,582
Average interest rate	—	3.93%	3.90%	—	4.00%	3.62%	3.51%	—
Total debt-Consolidated Centers	$5,263	$475,153	$485,354	$95,974	$361,468	$1,198,458	$2,621,670	$2,738,663
Joint Venture Centers:
(at Company’s pro rata share:)
Fixed rate	$3,677	$16,131	$96,159	$277,564	$126,511	$319,808	$839,850	$895,702
Average interest rate	6.47%	6.49%	6.43%	6.43%	6.79%	7.02%	6.42%	—
Variable rate	67	14,536	8,934	157,331	—	—	180,868	180,868
Average interest rate	2.28%	2.51%	2.93%	1.64%	—	—	1.82%	—
Total debt - Joint Ventures	$3,744	$30,667	$105,093	$434,895	$126,511	$319,808	$1,020,718	$1,076,570
Total debt - All Centers	$9,007	$505,820	$590,447	$530,869	$487,979	$1,518,266	$3,642,388	$3,815,233

In October 2003, the Company entered into an interest rate swap agreement in connection with the Company’s $250.0 million unsecured term loan which will effectively fix the interest rate at 4.45% from November 2003 to October 13, 2005.

In 2004, $180.0 million of the floating rate debt scheduled to mature was refinanced in November 2003.

In addition, the Company has assessed the market risk for its variable rate debt as of September 30, 2003 and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $13.0 million per year based on $1.3 billion outstanding at September 30, 2003.

The fair value of the Company’s long term debt is estimated based on discounted cash flows at interest rates that management believes reflect the risks associated with long term debt of similar risk and duration.

Item 4

Controls and Procedures

The chief executive officer and chief financial officer of the Company (collectively, the “certifying officers”) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the quarterly period covered by this report.  The certifying officers concluded, based on their evaluation, that the Company’s disclosure controls and procedures were effective as of the end of the quarterly period covered by this report.  There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2	Changes in Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Security Holders

None

Item 5	Other Information

None

Item 6	Exhibits and Reports on Form 8-K

	a.	Exhibits

		4.1	Undertaking

		10.1	Form of Restricted Stock Award Agreement under 2003 Equity Incentive Plan.

		10.2	Form of Stock Unit Award Agreement under 2003 Equity Incentive Plan.

		10.3	Form of Employee Stock Option Agreement under 2003 Equity Incentive Plan.

		10.4	Form of Non-Qualified Stock Option Grant under 2003 Equity Incentive Plan.

		10.5	Amendment 2003-1 to The Macerich Company Employee Stock Purchase Plan.

		10.6	Amendment to The Macerich Company Eligible Directors’ Deferred Compensation/Phantom Stock Plan.

	31.1	Section 302 Certification of Arthur Coppola, Chief Executive Officer

	31.2	Section 302 Certification of Thomas O’Hern, Chief Financial Officer

	32.1	Section 906 Certification of Arthur Coppola, Chief Executive Officer and Thomas O’Hern, Chief Financial Officer

b.	Current Reports on Form 8-K

Current Report on Form 8-K event date August 7, 2003 (reporting announcement of results of operations for the Company for the quarter ended June 30, 2003) (Furnished).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Macerich Company

		By:	/s/ Thomas E. O’Hern
Thomas E. O’Hern
Executive Vice President and Chief Financial Officer

Date:	November 13, 2003

Exhibit Index

Exhibit No.

(a)  Exhibits

Number	Description

4.1	Undertaking

10.1	Form of Restricted Stock Award Agreement under 2003 Equity Incentive Plan.

10.2	Form of Stock Unit Award Agreement under 2003 Equity Incentive Plan.

10.3	Form of Employee Stock Option Agreement under 2003 Equity Incentive Plan.
10.4	Form Non-Qualified Stock Option Grant under 2003 Equity Incentive Plan.
10.5	Amendment 2003-1 to The Macerich Company Employee Stock Purchase Plan.
10.6	Amendment to The Macerich Company Eligible Diretors’ Deferred Compensation/Phantom Stock Plan.

31.1	Section 302 Certification of Arthur Coppola, Chief Executive Officer

31.2	Section 302 Certification of Thomas O’Hern, Chief Financial Officer

32.1	Section 906 Certification of Arthur Coppola, Chief Executive Officer and Thomas O’Hern, Chief Financial Officer