Form 10-K
period 2003-12-31
MACERICH CO
filed 2004-03-12
CIK 912242

QuickLinks -- Click here to rapidly navigate through this document
Securities and Exchange Commission Washington, D.C. 20549 FORM 10-K
☒	Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2003 or
☐	Transition Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 (no fee required)
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

As of June 30, 2003, the aggregate market value of the 37,225,137 shares of Common Stock held by non-affiliates of the registrant was $1.3 billion based upon the closing price ($35.13) on the New York Stock Exchange composite tape on such date. (For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant and certain other shareholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.) As of February 27, 2004, there were 58,885,017 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE Portions of the proxy statement for the annual stockholders meeting to be held in 2004 are incorporated by reference into Part III.

THE MACERICH COMPANY

Annual Report on Form 10-K

For the Year Ended December 31, 2003

TABLE OF CONTENTS

Item No.		Page No.

Part I

1.	Business	1-13

2.	Properties	14-25

3.	Legal Proceedings	25

4.	Submission of Matters to a Vote of Security Holders	25

Part II

5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26-28

6.	Selected Financial Data	29-32

7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	33-57

7A.	Quantitative and Qualitative Disclosures About Market Risk	57-59

8.	Financial Statements and Supplementary Data	59

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	59

9A.	Controls and Procedures	59

Part III

10.	Directors and Executive Officers of the Company	59

11.	Executive Compensation	59

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters	60

13.	Certain Relationships and Related Transactions	60

14.	Principal Accountant Fees and Services	60

Part IV

15.	Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K	61-136

Signatures		137-138

Certifications		156-158

Part I.

Item I. Business

General

The Macerich Company (the "Company") is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"). As of December 31, 2003, the Operating Partnership owned or had an ownership interest in 58 regional shopping centers, 18 community shopping centers and two development properties aggregating approximately 58 million square feet of gross leasable area ("GLA"). These 78 regional, community and development shopping centers are referred to hereinafter as the "Centers", unless the context otherwise requires. The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Company's management companies, Macerich Property Management Company, LLC, a single-member Delaware limited liability company, Macerich Management Company, a California corporation, Westcor Partners, LLC, a single member Arizona limited liability company, Macerich Westcor Management, LLC, a single member Delaware limited liability company and Westcor Partners of Colorado, LLC, a Colorado limited liability company. The three Westcor management companies are collectively referred to as the "Westcor Management Companies."

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

Recent Developments

A.    Acquisitions

On January 31, 2003, the Company purchased its joint venture partner's 50% interest in FlatIron Crossing. The purchase price consisted of approximately $68.3 million in cash plus the assumption of the joint venture partner's share of debt of $90.0 million.

On September 15, 2003, the Company acquired Northridge Mall, an 864,071 square foot super-regional mall in Salinas, California. The total purchase price was $128.5 million and was funded by sale proceeds from Bristol Center (see "Dispositions") and borrowings under the Company's line of credit.

On December 18, 2003, the Company acquired Biltmore Fashion Park, a 610,477 square foot regional mall in Phoenix, Arizona. The total purchase price was $158.5 million, which included the assumption of $77.4 million of debt. The Company also issued 705,636 partnership units of the Operating Partnership at a price of $42.80 per unit. The balance of the Company's 50% share of the purchase price of $10.5 million was

The Macerich Company    1

funded by cash and borrowings under the Company's line of credit. Biltmore Fashion Park is owned in a 50/50 partnership with an institutional partner.

On January 30, 2004, the Company, in a 50/50 joint venture with a private investment company, acquired Inland Center, a 1 million square foot super-regional mall in San Bernardino, California. The total purchase price was $63.3 million and concurrently with the acquisition, the joint venture placed a $54 million fixed rate loan on the property. The Company's share of the remainder of the purchase price was funded by cash and borrowings under the Company's line of credit.

B.    Financing Activitiy

On May 13, 2003, the Company issued $250 million in unsecured notes maturing in May 2007 with a one-year extension option bearing interest at LIBOR plus 2.50%. The proceeds were used to pay down and create more availability under the Company's line of credit. In October 2003, the Company entered into an interest rate swap agreement which will effectively fix the interest rate at 4.45% from November 2003 to October 13, 2005.

On August 7, 2003, the Company paid off the loan at Greeley Mall and placed a new $30.0 million ten-year fixed rate loan on the property with an interest rate of 6.18%.

In September 2003, the Company replaced floating rate loans at Chandler Festival and Chandler Gateway with new five year fixed rate loans of $32.0 million and $20.0 million, respectively.

On November 4, 2003, the Company closed on a $200 million fixed rate ten-year loan on FlatIron Crossing bearing interest at 5.23%. Loan proceeds were used to pay off a $180 million floating rate loan secured by the property.

The Company has reached agreement on an $85.0 million, five-year fixed rate loan with an interest rate of 4.63% on Northridge Mall. The rate on the loan is locked and this financing is expected to close in April 2004. Loan proceeds are expected to pay down the Company's unsecured floating rate debt.

C.    Redevelopment and Development Activity

At Queens Center, the redevelopment and expansion continued. The project will increase the size of the center from 622,297 square feet to approximately 1 million square feet. Completion is planned in phases starting in 2004 with stabilization expected in 2005.

At Lakewood Mall, Target opened a two-level Target store in the location formerly occupied by Montgomery Ward in October 2003.

At Redmond Town Center, Bon Marche opened a new department store in July 2003.

Construction continues at Scottsdale 101, a 420,824 square foot power center in north Phoenix and construction also continues at La Encantada, a 255,325 square foot specialty center in Tucson, Arizona. Both of these projects are planned to open in phases through 2004.

2     The Macerich Company

At Somersville Town Center in Antioch, California, a new 106,685 square foot Macy's store is under construction and is expected to open in the fall of 2004.

Nordstrom announced plans to open a 144,000 square foot store at The Oaks Mall in Thousand Oaks, California. This store opening is planned in conjunction with an expansion of the existing mall tentatively scheduled to open in 2007.

D.    Dispositions

On January 2, 2003, the Company sold its 67% interest in Paradise Village Gateway, a 296,153 square foot Phoenix area urban village, for approximately $29.4 million. The proceeds from the sale were used to repay a portion of the Company's term loan. The sale resulted in a loss on sale of asset of $0.2 million.

On May 15, 2003, the Company sold 49.9% of its partnership interest in the Village at Corte Madera for a total purchase price of approximately $65.9 million, which included the assumption of a proportionate amount of the partnership debt in the amount of approximately $34.7 million. The Company is retaining a 50.1% partnership interest and will continue leasing and managing the asset. The sale resulted in a gain on sale of asset of $8.8 million.

On June 6, 2003, the Shops at Gainey Village, a 138,000 square foot Phoenix area specialty center, was sold for $55.7 million. The Company, which owned 50% of this property, received total proceeds of $15.8 million and recorded a gain on sale of asset of $2.8 million.

On August 4, 2003, the Company sold Bristol Center, a 161,000 square foot community center in Santa Ana, California. The sales price was approximately $30.0 million and the Company recorded a gain on sale of asset of $22.2 million which is reflected in discontinued operations.

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

The Macerich Company    3

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

Acquisitions.    The Company focuses on well-located, quality regional shopping centers that are or can be dominant in their trade area and have strong capital appreciation potential. The Company subsequently improves operating performance and returns from these properties through leasing, management and redevelopment. Since its initial public offering ("IPO"), the Company has acquired interests in shopping centers nationwide. The Company believes that it is geographically well positioned to cultivate and maintain ongoing relationships with potential sellers and financial institutions and to act quickly when acquisition opportunities arise. (See "Recent Developments-Acquisitions").

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

4     The Macerich Company

Similarly, the Company generally utilizes on-site and regionally located leasing managers to better understand the market and the community in which a Center is located. Leasing managers are charged with more than the responsibility of leasing space. The Company continually assesses and fine tunes each Center's tenant mix, identifies and replaces underperforming tenants and seeks to optimize existing tenant sizes and configurations.

On a selective basis, the Company also does property management and leasing for third parties. The Company currently manages three malls for third party owners on a fee basis. In addition, the Company manages eight community centers for a related party. (See—"Item 13—Certain Relationships and Related Transactions").

Redevelopment.    One of the major components of the Company's growth strategy is its ability to redevelop acquired properties. For this reason, the Company has built a staff of redevelopment professionals who have primary responsibility for identifying redevelopment opportunities that will result in enhanced long-term financial returns and market position for the Centers. The redevelopment professionals oversee the design and construction of the projects in addition to obtaining required governmental approvals. (See "Recent Developments-Redevelopment and Development Activity").

Development.    The Company is pursuing ground-up development projects on a selective basis. The Company believes it can supplement its strong acquisition, operations and redevelopment skills with its ground-up development expertise to further increase growth opportunities. (See "Recent Developments—Redevelopment and Development Activity").

The Centers.    As of December 31, 2003, the Centers consist of 58 Regional Shopping Centers, 18 Community Shopping Centers and two development properties aggregating approximately 58 million square feet of GLA. The 58 Regional Shopping Centers in the Company's portfolio average approximately 924,209 square feet of GLA and range in size from 2.1 million square feet of GLA at Lakewood Mall to 328,341 square feet of GLA at Panorama Mall. The Company's 18 Community Shopping Centers have an average of 219,093 square feet of GLA. The 58 Regional Shopping Centers presently include 241 Anchors totaling approximately 31.3 million square feet of GLA and approximately 8,000 Mall and Freestanding Stores totaling approximately 27.1 million square feet of GLA.

Total revenues, including joint ventures at their pro rata share of $243.2 million in 2003 and $212.7 million in 2002, increased to $729.2 million in 2003 from $585.2 million in 2002 primarily due to the 2002 acquisitions of The Oaks and the Westcor portfolio. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." No Center generated more than 10% of total shopping center revenues during 2003 and 2002.

Cost of Occupancy

The Company's management believes that in order to maximize the Company's operating cash flow, the Centers' Mall Store tenants must be able to operate profitably. A major factor contributing to tenant profitability

The Macerich Company    5

is cost of occupancy. The following table summarizes occupancy costs for Mall Store tenants in the Centers as a percentage of total Mall Store sales for the last three years:

	For the years ended December 31,
	2001	2002	2003

Minimum rents	7.7%	8.4%	8.4%
Percentage rents	0.4%	0.3%	0.4%
Expense recoveries(1)	3.1%	3.4%	3.4%

Mall tenant occupancy costs	11.2%	12.1%	12.2%

(1)
Represents real estate tax and common area maintenance charges.

Competition

There are numerous owners and developers of real estate that compete with the Company in its trade areas. There are nine other publicly traded mall companies and several large private mall companies, any of which under certain circumstances could compete against the Company for an acquisition, an Anchor or a tenant. This results in competition for both acquisition of centers and for tenants or Anchors to occupy space. The existence of competing shopping centers could have a material impact on the Company's ability to lease space and on the level of rent that can be achieved. There is also increasing competition from other retail formats and technologies, such as lifestyle centers, power centers, internet shopping and home shopping networks, factory outlet centers, discount shopping clubs and mail-order services that could adversely affect the Company's revenues.

Major Tenants

The Centers derived approximately 93.6% of their total rents for the year ended December 31, 2003 from Mall and Freestanding Stores. One tenant accounted for approximately 4.3% of minimum rents of the Company, and no other single tenant accounted for more than 3.2% as of December 31, 2003.

6     The Macerich Company

The following tenants (including their subsidiaries) represent the 10 largest tenants in the Company's portfolio (including joint ventures) based upon minimum rents in place as of December 31, 2003:

Tenant	Number of Locations in the Portfolio	% of Total Minimum Rents as of December 31, 2003

Limited Brands, Inc.	192	4.3%
The Gap, Inc.	91	3.2%
AT&T Wireless Services (1)	17	2.1%
Foot Locker, Inc.	125	2.0%
J.C. Penney Company, Inc.	39	1.4%
Luxottica Group, Inc.	106	1.1%
Zale Corporation	91	1.1%
Sun Capital Partners, Inc.	55	1.0%
Federated Department Stores	25	0.9%
Abercrombie & Fitch	28	0.9%

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

The Company uses tenant spaces of 10,000 square feet and under for comparing rental rate activity. Tenant space of 10,000 square feet and under in the portfolio at December 31, 2003 comprises 61.9% of all Mall and Freestanding Store space. The Company believes that to include space over 10,000 square feet would provide a less meaningful comparison.

When an existing lease expires, the Company is often able to enter into a new lease with a higher base rent component. The average base rent for new Mall and Freestanding Store leases, 10,000 square feet and under, commencing during 2003 was $36.96 per square foot, or 17.1% higher than the average base rent for all Mall and Freestanding Stores (10,000 square feet and under) at December 31, 2003 of $31.55 per square foot.

The Macerich Company    7

The following table sets forth for the Centers the average base rent per square foot of Mall and Freestanding GLA, for tenants 10,000 square feet and under, as of December 31 for each of the past three years:

December 31,	Average Base Rent Per Square Foot(1)	Average Base Rent Per Sq. Ft. on Leases Commencing During the Year(2)	Average Base Rent Per Sq. Ft. on Leases Expiring During the Year(3)

2001	$28.13	$33.33	$27.12
2002	$30.66	$38.90	$31.06
2003	$31.55	$36.96	$30.87

(1)
Average base rent per square foot is based on Mall and Freestanding Store GLA for spaces 10,000 square feet and under occupied as of December 31 for each of the Centers owned by the Company in 2001, 2002 and 2003.

(2)
The average base rent on lease signings commencing during the year represents the actual rent to be paid on a per square foot basis during the first twelve months. Additionally, lease signings for the expansion area of Queens Center, Scottsdale 101 and La Encantada are excluded.

(3)
The average base rent per square foot on leases expiring during the year represents the final year minimum rent, on a cash basis, for all tenant leases 10,000 square feet and under expiring during the year.

Bankruptcy and/or Closure of Retail Stores

A decision by an Anchor or a significant tenant to cease operations at a Center could have an adverse effect on the Company's financial condition. The bankruptcy and/or closure of an Anchor, or its sale to a less desirable retailer, could adversely affect customer traffic in a Center and thereby reduce the income generated by that Center or otherwise adversely affect the Company's financial position. Furthermore, the closing of an Anchor could, under certain circumstances, allow certain other Anchors or other tenants to terminate their leases or cease operating their stores at the Center or otherwise adversely affect occupancy at the Center. In addition, mergers, acquisitions, consolidations or dispositions in the retail industry could result in the loss of Anchors or tenants at one or more Centers.

Retail stores at the Centers other than Anchors may also seek the protection of the bankruptcy laws and/or close stores, which could result in the termination of such tenants' leases and thus cause a reduction in the cash flow generated by the Centers. Although no single retailer accounts for greater than 4.3% of total minimum rents, the bankruptcy and/or closure of stores could result in decreased occupancy levels, reduced rental income or otherwise adversely impact the Centers. Although certain tenants have filed for bankruptcy, the Company does not believe such filings and any subsequent closures of their stores will have a material adverse impact on its operations.

8     The Macerich Company

Lease Expirations

The following table shows scheduled lease expirations (for Centers owned as of December 31, 2003, except as otherwise noted) of Mall and Freestanding Stores 10,000 square feet and under for the next ten years, assuming that none of the tenants exercise renewal options:

Year Ending December 31,	Number of Leases Expiring	Approximate GLA of Expiring Leases (1)	Leased GLA Represented by Expiring Leases (2)	Base Rent per Square Foot of Expiring Leases (1)

2004	620	957,125	10.03%	$28.99
2005	682	1,123,900	11.78%	$30.17
2006	653	1,088,258	11.41%	$31.03
2007	590	1,035,605	10.85%	$30.48
2008	582	932,905	9.78%	$33.78
2009	419	721,330	7.56%	$35.29
2010	497	892,698	9.36%	$37.25
2011	528	1,089,329	11.42%	$37.78
2012	379	810,971	8.50%	$34.22
2013	265	491,215	5.15%	$36.61

(1)
Includes joint ventures at pro rata share. Currently, 29% of leases have provisions for using an annual multiple of future consumer price index increases which are not reflected in ending lease rent.

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

Anchors accounted for approximately 6.4% of the Company's total rent for the year ended December 31, 2003.

The Macerich Company    9

The following table identifies each Anchor, each parent company that owns multiple Anchors and the number of square feet owned or leased by each such Anchor or parent company in the Company's portfolio at December 31, 2003:

Name	Number of Anchor Stores	GLA Owned by Anchor	GLA Leased by Anchor	Total GLA Occupied By Anchor

J.C. Penney	39	1,812,276	3,434,954	5,247,230
Sears	38	2,917,603	1,903,705	4,821,308
Target Corp.
Marshall Field's	2	115,193	100,790	215,983
Mervyn's	18	813,761	627,412	1,441,173
Target	10	514,782	651,675	1,166,457

Total	30	1,443,736	1,379,877	2,823,613
Federated Department Stores
Macy's(1)	21	2,426,653	1,022,026	3,448,679
Lazarus	1	159,068	—	159,068
The Bon Marche	4	—	341,625	341,625

Total	26	2,585,721	1,363,651	3,949,372
May Department Stores Co.
Robinsons-May	13	1,482,668	919,491	2,402,159
Foley's	5	905,316	—	905,316
Hechts	2	140,000	143,426	283,426
Famous Barr	1	180,000	—	180,000
Lord and Taylor	1	120,000	—	120,000
Meier & Frank	2	242,505	200,000	442,505

Total	24	3,070,489	1,262,917	4,333,406
Dillard's(2)	26	3,066,974	818,202	3,885,176
Saks, Inc.
Saks Fifth Avenue	1	—	92,000	92,000
Younker's	6	—	609,177	609,177
Herberger's	5	269,969	202,778	472,747

Total	12	269,969	903,955	1,173,924
Nordstrom	8	530,016	728,369	1,258,385
Gottschalks	6	332,638	333,772	666,410
Burlington Coat Factory	3	186,570	100,709	287,279
Von Maur	3	186,686	59,563	246,249
Belk	2	—	149,685	149,685
Best Buy	2	129,441	—	129,441
Boscov's	2	—	314,717	314,717
Wal-Mart	2	281,455	—	281,455
Beall's	1	—	40,000	40,000
Gordman's	1	—	60,000	60,000
Home Depot (Expo Design Center)	2	—	234,403	234,403
Kohl's	1	—	119,566	119,566
The Limited Inc. (Gaylans Trading Company)	1	—	97,241	97,241
Lowe's	1	135,197	—	135,197
Neiman Marcus Group, Inc. The	1	—	100,071	100,071
Peebles	1	—	42,090	42,090
Vacant	9	620,735	318,145	938,880

	241	17,569,506	13,765,592	31,335,098

(1)
Federated Department Stores is scheduled to open a new 106,685 square foot Macy's store at Somersville Town Center in the fall of 2004.

(2)
The Dillard's at SouthPark Mall is planned for a September 2004 opening.

10     The Macerich Company

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

The Macerich Company    11

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

PCE has been detected in soil and groundwater in the vicinity of a dry cleaning establishment at North Valley Plaza, formerly owned by a joint venture of which the Company was a 50% member. The property was sold on December 18, 1997. The California Department of Toxic Substances Control ("DTSC") advised the Company in 1995 that very low levels of Dichloroethylene ("1,2 DCE"), a degradation byproduct of PCE, had been detected in a municipal water well located 1/4 mile west of the dry cleaners, and that the dry cleaning facility may have contributed to the introduction of 1,2 DCE into the water well. According to DTSC, the maximum contaminant level ("MCL") for 1,2 DCE which is permitted in drinking water is 6 parts per billion ("ppb"). The 1,2 DCE was detected in the water well at a concentration of 1.2 ppb, which is below the MCL. The Company has retained an environmental consultant and has initiated extensive testing of the site. The joint venture agreed (between itself and the buyer) that it would be responsible for continuing to pursue the investigation and remediation of impacted soil and groundwater resulting from releases of PCE from the former dry cleaner. A total of $77,803 and $211,092 have already been incurred by the joint venture for remediation, professional and legal fees for the years ending December 31, 2003 and 2002, respectively. The joint venture has been sharing costs with former owners of the property.

The Company acquired Fresno Fashion Fair in December 1996. Asbestos was detected in structural fireproofing throughout much of the Center. Testing data conducted by professional environmental consulting firms indicates that the fireproofing is largely inaccessible to building occupants and is well adhered to the structural members. Additionally, airborne concentrations of asbestos were well within OSHA's permissible exposure limit ("PEL") of .1 fcc. The accounting at acquisition included a reserve of $3.3 million to cover future removal of this asbestos, as necessary. The Center was recently renovated and a substantial amount of the asbestos was removed. The Company incurred $1,622,269 and $247,478 in remediation costs for the years ending December 31, 2003 and 2002, respectively. An additional $0.7 million remains reserved at December 31, 2003.

Insurance

The Centers have comprehensive liability, fire, flood, terrorism, extended coverage and rental loss insurance. The Company or the joint venture owner, as applicable, also currently carries earthquake insurance covering the Centers located in California. Such policies are subject to a deductible equal to 5% of the total insured value of each Center, a $100,000 per occurrence minimum and a combined annual aggregate loss limit of $200 million on the Centers located in California. Management believes that such insurance policies have specifications and insured limits customarily carried for similar properties. See—"Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Uninsured Losses."

Qualification as a Real Estate Investment Trust

The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its first taxable year ended December 31, 1994, and intends to conduct its

12     The Macerich Company

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

Employees

As of December 31, 2003, the Company and the management companies employ 2,175 persons, including eight executive officers, personnel in the areas of acquisitions and business development (9), property management (762), leasing (100), redevelopment/construction (34), development (21), financial services (135) and legal affairs (55). In addition, in an effort to minimize operating costs, the Company generally maintains its own security staff (972) and maintenance staff (79). A union represents 13 of these employees. The Company believes that relations with its employees are good.

Available Information; Website Disclosure; Corporate Governance Documents

The Company's corporate website address is www.macerich.com. The Company makes available free of charge through this website its reports on Forms 10-K, 10-Q and 8-K and all amendments thereto, as soon as reasonably practicable after the reports have been filed with, or furnished to, the Securities and Exchange Commission. These reports are available under the heading "Investing—SEC Filings," through a free hyperlink to a third-party service.

The following documents relating to Corporate Governance are available on the Company's website at www.macerich.com under "Corporate Governance":

    Guidelines on Corporate Governance
    Code of Business Conduct and Ethics
    Code of Ethics for CEO and Senior Financial Officers
    Audit Committee Charter
    Compensation Committee Charter
    Executive Committee Charter
    Nominating and Corporate Governance Committee Charter

You may also request copies of any of these documents by writing to:

    Attention: Corporate Secretary
    The Macerich Company
    401 North Wilshire Blvd., Suite 700
    Santa Monica, CA 90401

The Macerich Company    13

Item 2. Properties

Company's Ownership	Name of Center/ Location(1)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(2)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Anchors	Sales Per Square Foot(3)

33%	Arrowhead Towne Center Glendale, Arizona	1993/2002	—	1,131,983	393,569	94.2%	Dillard's, Robinsons-May, J.C. Penney, Sears, Mervyn's	$424
50%	Biltmore Fashion Park Phoenix, Arizona	1963/2003	1993	610,477	305,477	89.9%	Macy's, Saks Fifth Avenue	490
50%	Broadway Plaza(4) Walnut Creek, California	1951/1985	1994	698,020	252,523	99.4%	Macy's (two), Nordstrom	676
100%	Capitola Mall(4) Capitola, California	1977/1995	1988	586,669	196,952	97.8%	Gottschalks, Macy's, Mervyn's, Sears	320
100%	Carmel Plaza Carmel, California	1974/1998	1993	114,958	114,958	91.8%	—	385
100%	Chandler Fashion Center Chandler, Arizona	2001/2002	—	1,268,056	619,933	99.0%	Dillard's, Robinsons-May, Nordstrom, Sears	400
100%	Chesterfield Towne Center Richmond, Virginia	1975/1994	1997	1,035,057	424,668	96.0%	Dillard's (two), Hechts, Sears, J.C. Penney	330
100%	Citadel, The Colorado Springs, Colorado	1972/1997	1995	1,048,050	452,710	83.8%	Dillard's, Foley's, J.C. Penney, Mervyn's	302
50.1%	Corte Madera, Village at(5) Corte Madera, California	1985/1998	1994	430,351	212,351	95.7%	Macy's, Nordstrom	466
100%	Crossroads Mall Oklahoma City, Oklahoma	1974/1994	1991	1,266,413	526,725	89.1%	Dillard's, Foley's, J.C. Penney(6)	239
50%	Desert Sky Mall Phoenix, Arizona	1981/2002	1993	897,319	302,730	90.7%	Sears, Dillard's, Burlington Coat Factory, Mervyn's(6)	258
100%	Flagstaff Mall Flagstaff, Arizona	1979/2002	1986	354,132	150,120	99.7%	Dillard's, J.C. Penney, Sears	313
100%	FlatIron Crossing(7) Broomfield, Colorado	2000/2002	—	1,544,397	780,656	97.1%	Dillard's, Foley's, Nordstrom, Lord & Taylor, Galyan's Trading Co.	375
100%	Fresno Fashion Fair Fresno, California	1970/1996	2003	870,900	310,019	99.3%	Gottschalks, J.C. Penney, Macy's (two)	442
100%	Great Falls Marketplace Great Falls, Montana	1997/1997	—	215,024	215,024	97.5%	—	183
100%	Greeley Mall Greeley, Colorado	1973/1986	2003	548,407	278,503	94.7%	Dillard's (two), J.C. Penney, Sears	245
100%	Green Tree Mall Clarksville, Indiana	1968/1975	1995	781,057	337,061	82.5%	Dillard's, J.C. Penney, Sears, Target	332

14     The Macerich Company

100%	Holiday Village Mall(4) Great Falls, Montana	1959/1979	1992	566,345	262,507	71.2%	Herberger's, J.C. Penney, Sears(6)	$218
100%	Northgate Mall San Rafael, California	1964/1986	1987	741,239	270,908	88.8%	Macy's, Mervyn's, Sears	354
100%	Northridge Mall Salinas, California	1972/2003	1994	864,071	327,091	96.8%	J.C. Penney, Macy's, Mervyn's, Sears	351
100%	Northwest Arkansas Mall Fayetteville, Arkansas	1972/1998	1997	819,729	306,059	97.8%	Dillard's (two), J.C. Penney, Sears	316
100%	Pacific View Ventura, California	1965/1996	2001	1,044,236	410,422	98.9%	J.C. Penney, Macy's, Robinsons-May, Sears	361
100%	Panorama Mall Panorama, California	1955/1979	1980	328,341	163,341	100.0%	Wal-Mart	318
100%	Paradise Valley Mall Phoenix, Arizona	1979/2002	1990	1,223,217	417,789	98.2%	Dillard's, J.C. Penney, Macy's, Robinsons-May, Sears	319
100%	Prescott Gateway Prescott, Arizona	2002/2002	2002	547,335	303,147	81.8%	Dillard's, Sears, J.C. Penney	210
100%	Queens Center(13) Queens, New York	1973/1995	2003 ongoing	622,297	154,154	100.0%	J.C. Penney, Macy's	816
100%	Rimrock Mall Billings, Montana	1978/1996	1980	612,629	297,189	94.3%	Dillard's (two), Herberger's, J.C. Penney	296
100%	Salisbury, Centre at Salisbury, Maryland	1990/1995	1990	878,770	273,789	94.3%	Boscov's, J.C. Penney, Hechts, Sears(6)	358
100%	Santa Monica Place Santa Monica, California	1980/1999	1990	560,685	277,435	70.5%	Macy's, Robinsons-May	349
50%	Scottsdale Fashion Square(10) Scottsdale, Arizona	1961/2002	1998	2,031,025	829,606	94.1%	Dillard's, Robinsons-May, Macy's, Nordstrom, Neiman Marcus	520
100%	Somersville Towne Center Antioch, California	1966/1986	1989	503,456	175,234	88.2%	Sears, Gottschalks, Macy's Mervyn's(8)	299
100%	South Plains Mall Lubbock, Texas	1972/1998	1995	1,143,557	401,770	92.9%	Beall's, Dillard's (two), J.C. Penney, Meryvn's, Sears	327
100%	South Towne Center Sandy, Utah	1987/1997	1997	1,268,686	492,174	93.8%	Dillard's, J.C. Penney, Mervyn's, Target, Meier & Frank	326
33%	Superstition Springs Center(4) Mesa, Arizona	1990/2002	2002	1,265,330	418,791	92.5%	Burlington Coat Factory, Dillard's, Robinsons-May, J.C. Penney, Sears, Mervyn's, Best Buy	353

The Macerich Company    15

100%	The Oaks Thousand Oaks, California	1978/2002	1993	1,082,863	356,788	96.5%	J.C. Penney, Macy's (two), Robinsons-May (two)	$468
100%	Valley View Center Dallas, Texas	1973/1997	1996	1,573,850	515,953	93.0%	Dillard's, Foley's, J.C. Penney, Sears	269
100%	Vintage Faire Mall Modesto, California	1977/1996	2001	1,079,843	379,924	98.5%	Gottschalks, J.C. Penney, Macy's (two), Sears	429
19%	West Acres Fargo, North Dakota	1972/1986	2001	951,290	398,735	99.8%	Marshall Field's, Herberger's, J.C. Penney, Sears	377
100%	Westside Pavilion Los Angeles, California	1985/1998	2000	758,077	399,949	81.7%	Nordstrom, Robinsons-May	410

	Total/Average			33,868,141	13,706,734	93.0%		$373

PACIFIC PREMIER RETAIL TRUST PROPERTIES:
51%	Cascade Mall Burlington, Washington	1989/1999	1998	587,942	263,706	90.9%	The Bon Marche (two), J.C. Penney, Sears, Target	$322
51%	Kitsap Mall Silverdale, Washington	1985/1999	1997	844,553	334,570	93.7%	The Bon Marche, J.C. Penney, Gottschalks, Mervyn's, Sears	399
51%	Lakewood Mall Lakewood, California	1953/1975	2001	2,092,903	984,919	97.5%	Home Depot, Target, J.C. Penney, Macy's, Mervyn's, Robinsons-May	355
51%	Los Cerritos Center Cerritos, California	1971/1999	1998	1,287,823	486,542	96.8%	Macy's, Mervyn's, Nordstrom, Robinsons-May, Sears	444
51%	Redmond Town Center(10)(4) Redmond, Washington	1997/1999	2000	1,283,915	1,173,915	96.7%	The Bon Marche(11)	342
51%	Stonewood Mall(4) Downey, California	1953/1997	1991	940,093	369,346	95.7%	J.C. Penney, Mervyn's, Robinsons-May, Sears	362
51%	Washington Square Portland, Oregon	1974/1999	1995	1,357,493	423,157	94.1%	J.C. Penney, Meier & Frank, Mervyn's, Nordstrom, Sears	553

	Total/Average Pacific Premier Retail Trust Properties			8,394,722	4,036,155	95.9%		$402

16     The Macerich Company

SDG MACERICH PROPERTIES, L.P. PROPERTIES:
50%	Eastland Mall(4) Evansville, Indiana	1978/1998	1996	1,074,240	541,285	97.8%	Famous Barr, J.C. Penney, Lazarus(6)	$369
50%	Empire Mall(4) Sioux Falls, South Dakota	1975/1998	2000	1,338,439	587,710	89.9%	Marshall Field's, J.C. Penney, Gordman's, Kohl's, Sears, Target, Younker's	360
50%	Granite Run Mall Media, Pennsylvania	1974/1998	1993	1,047,167	546,358	93.5%	Boscov's, J.C. Penney, Sears	290
50%	Lake Square Mall Leesburg, Florida	1980/1998	1995	560,967	264,930	85.8%	Belk, J.C. Penney, Sears, Target	274
50%	Lindale Mall Cedar Rapids, Iowa	1963/1998	1997	690,450	384,887	90.2%	Sears, Von Maur, Younker's	311
50%	Mesa Mall Grand Junction, Colorado	1980/1998	1991	865,021	439,204	93.7%	Herberger's, J.C. Penney, Mervyn's, Sears, Target	318
50%	NorthPark Mall Davenport, Iowa	1973/1998	2001	1,061,993	410,460	88.5%	J.C. Penney, Dillard's, Sears, Von Maur, Younker's	247
50%	Rushmore Mall Rapid City, South Dakota	1978/1998	1992	833,218	428,558	98.3%	Herberger's, J.C. Penney, Sears, Target	296
50%	Southern Hills Mall Sioux City, Iowa	1980/1998	—	795,379	481,802	91.7%	Sears, Younker's(6)	300
50%	SouthPark Mall Moline, Illinois	1974/1998	1990	1,026,053	447,997	86.8%	Dillard's(9), J.C. Penney, Sears, Younker's, Von Maur	216
50%	SouthRidge Mall Des Moines, Iowa	1975/1998	1998	987,044	489,238	81.6%	Sears, Younker's, J.C. Penney, Target(6)	195
50%	Valley Mall Harrisonburg, Virginia	1978/1998	1992	487,429	179,631	98.3%	Belk, J.C. Penney, Wal-Mart, Peebles	272

	Total/Average SDG Macerich Properties, L.P. Properties			10,767,400	5,202,060	91.2%		$291

SPECIALTY RETAIL:
100%	Borgata Scottsdale, Arizona	1981/2002	—	88,740	88,740	87.3%	—	$376
50%	Hilton Village(4)(10) Scottsdale, Arizona	1982/2002	—	96,641	96,641	91.8%	—	418

Specialty Retail				185,381	185,381	89.6%		$395

	Total/Average before Urban Villages			53,215,644	23,130,330	93.1%		$361

The Macerich Company    17

URBAN VILLAGES:
50%	Arizona Lifestyles Galleries Phoenix, Arizona	1982/2002	—	125,092	125,092	98.2%	—	$493
75%	Camelback Colonnade Phoenix, Arizona	1961/2002	1994	624,287	544,287	97.0%	Mervyn's	271
50%	Chandler Festival Chandler, Arizona	2001/2002	—	503,735	368,538	98.6%	Lowe's	252
50%	Chandler Gateway Chandler, Arizona	2001/2002	2002	257,452	124,252	90.2%	The Great Indoors	335
50%	Paradise Village Office Park II(10) Phoenix, Arizona	1982/2002	—	47,466	47,466	93.0%	—	N/A
50%	Promenade Sun City, Arizona	1983/2002	—	70,125	70,125	79.0%	—	198
50%	Village Center Phoenix, Arizona	1985/2002	—	170,801	59,055	90.4%	Target	240
50%	Village Crossroads Phoenix, Arizona	1993/2002	—	187,335	86,626	97.6%	Burlington Coat Factory	365
50%	Village Fair Phoenix, Arizona	1989/2002	—	271,417	207,817	92.7%	Best Buy	213
100%	Village Plaza Phoenix, Arizona	1978/2002	—	81,830	81,830	98.7%	—	266
100%	Village Square I Phoenix, Arizona	1978/2002	—	21,606	21,606	100.0%	—	167
100%	Village Square II Phoenix, Arizona	1978/2002	—	146,193	70,393	100.0%	Mervyn's	184
100%	Westbar Phoenix, Arizona	1973/2002	—	758,549	758,549	94.1%	—	141

	Total/Average Urban Villages			3,265,888	2,565,636	95.2%	$252

	Total before major development and redevelopment properties and other assets			56,481,532	25,695,966	93.3%	$356

MAJOR DEVELOPMENT AND REDEVELOPMENT PROPERTIES:
50%	Chandler Blvd. Shops Chandler, Arizona	2001/2002	2003	162,430	162,430	(12)	—	N/A
100%	Crossroads Mall(4) Boulder, Colorado	1963/1979	1998 ongoing	533,909	215,472	(12)	Foley's(6)	N/A
100%	La Encantada Tucson, Arizona	2002/2002	2003 ongoing	255,325	255,325	(12)	—	N/A
100%	Park Lane Mall(4) Reno, Nevada	1967/1978	1998 ongoing	369,922	240,202	(12)	Gottschalks	N/A
46%	Scottsdale 101(4) Phoenix, Arizona	2002/2002	2003 ongoing	420,824	319,449	(12)	Expo Design Center	N/A

	Total Major Development and Redevelopment Properties			1,742,410	1,192,878

OTHER ASSETS:
50%	Paradise Village Investment Co. ground leases	—/2002		169,740	169,740	100%	—	N/A

	Total Other Assets			169,740	169,740

	Grand Total at December 31, 2003			58,393,682	27,058,584

18     The Macerich Company

(1)
With respect to 66 Centers, the underlying land controlled by the Company is owned in fee entirely by the Company, or, in the case of jointly-owned Centers, by the joint venture property partnership or limited liability company. With respect to the remaining Centers, the underlying land controlled by the Company is owned by third parties and leased to the Company, the property partnership or the limited liability company pursuant to long-term ground leases. Under the terms of a typical ground lease, the Company, the property partnership or the limited liability company pays rent for the use of the land and is generally responsible for all costs and expenses associated with the building and improvements. In some cases, the Company, the property partnership or the limited liability company has an option or right of first refusal to purchase the land. The termination dates of the ground leases range from 2005 to 2132.

(2)
Includes GLA attributable to Anchors (whether owned or non-owned) and Mall and Freestanding Stores as of December 31, 2003.

(3)
Sales are based on reports by retailers leasing Mall and Freestanding Stores for the twelve months ending December 31, 2003 for tenants which have occupied such stores for a minimum of 12 months. Sales per square foot are based on tenants 10,000 square feet and under, excluding theaters, that occupied their space for the entire year.

(4)
Portions of the land on which the Center is situated are subject to one or more ground leases.

(5)
On May 15, 2003, the Company sold 49.9% of its partnership interest to a joint venture partner.

(6)
These properties have a vacant Anchor location. The Company is contemplating various replacement tenant/redevelopment opportunities for these vacant sites.

(7)
On January 31, 2003, the Company purchased its joint venture partner's 50% interest in this Center for approximately $68.3 million in cash plus the assumption of the Company's joint venture partner's share of debt.

(8)
Federated Department Stores is scheduled to open a new 106,685 square foot Macy's store in Fall 2004.

(9)
The Dillard's at SouthPark is planned for a September 2004 opening.

(10)
The office portion of this mixed-use development does not have retail sales.

(11)
Federated Department Stores opened a new 110,000 square foot Bon Marche store at Redmond Town Center in July 2003.

(12)
Tenant spaces have been intentionally held off the market and remain vacant because of major development or redevelopment plans. As a result, the Company believes the percentage of mall and freestanding GLA leased and the sales per square foot at these major redevelopment properties is not meaningful data.

(13)
Queens Center is currently under expansion. The project will increase the size of the center from 622,297 square feet to approximately 1 million square feet. Completion is planned in phases starting in 2004 with stabilization expected in 2005. The data provided respresents information concerning the portion of the Center that is not under expansion.

The Macerich Company    19

Mortgage Debt

The following table sets forth certain information regarding the mortgages encumbering the Centers, including those Centers in which the Company has less than a 100% interest. The information set forth below is as of December 31, 2003.

Debt premiums represent the excess of the fair value of debt over the principal value of debt assumed in various acquisitions subsequent to March, 1994 (with interest rates ranging from 3.81% to 7.68%). The debt premiums are being amortized into interest expense over the term of the related debt on a straight-line basis, which approximates the effective interest method. The balances below include the unamortized premiums as of December 31, 2003.

Property Pledged as Collateral	Fixed or Floating	Annual Interest Rate	12-31-03 Balance (000's)	Annual Debt Service (000's)	Maturity Date	Balance Due on Maturity (000's)	Earliest Date on which all Notes Can Be Defeased or Be Prepaid

CONSOLIDATED CENTERS:
Arizona Lifestyle Galleries (50%)(1)	Fixed	3.81%	$446	$120	12/1/2004	$446	Any Time
Borgata(2)	Fixed	5.39%	16,439	1,380	10/11/2007	14,352	Any Time
Capitola Mall	Fixed	7.13%	45,402	4,558	5/15/2011	32,724	Any Time
Carmel Plaza	Fixed	8.18%	27,762	2,421	5/1/2009	25,642	Any Time
Chandler Fashion Center	Fixed	5.48%	181,077	12,516	11/1/2012	152,097	11/11/2005
Chesterfield Towne Center(3)	Fixed	9.07%	60,804	6,580	1/1/2024	1,087	1/1/2006
Citadel	Fixed	7.20%	67,626	6,648	1/1/2008	59,962	Any Time
Crossroads Mall-Boulder(4)	Fixed	7.08%	33,016	2,928	12/15/2010	28,107	Any Time
Flagstaff Mall(5)	Fixed	5.39%	14,319	1,452	1/1/2006	12,894	2/1/2006
FlatIron Crossing (6)	Fixed	5.23%	199,770	13,224	12/1/2013	164,187	11/1/2005
Fresno Fashion Fair	Fixed	6.52%	67,228	5,244	8/10/2008	62,890	Any Time
Greeley Mall(7)	Fixed	6.18%	29,878	2,359	9/1/2013	23,446	8/31/2006
La Encantada(8)	Floating	3.18%	28,460	905	12/1/2005	28,460	Any Time
Northwest Arkansas Mall	Fixed	7.33%	57,336	5,209	1/10/2009	49,304	1/1/2004
Pacific View(9)	Fixed	7.16%	93,723	7,779	8/31/2011	83,046	Any Time
Panorama Mall(10)	Floating	3.22%	32,250	1,038	12/31/2005	32,250	Any Time
Paradise Valley Mall(11)	Fixed	5.89%	24,628	2,196	5/1/2009	19,863	5/1/2004
Paradise Valley Mall(12)	Fixed	5.39%	80,515	6,072	1/1/2007	74,889	Any Time
Prescott Gateway(13)	Floating	3.52%	40,753	1,434	5/29/2004	40,753	Any Time
PVIC Ground Leases (50%)(1)(14)	Fixed	5.39%	3,864	336	3/1/2006	3,567	Any Time
PVOP II (50%)(1)(15)	Fixed	5.85%	1,536	138	6/26/2009	1,235	Any Time
Queens Center	Fixed	6.88%	96,020	7,595	3/1/2009	88,651	Any Time
Queens Center(16)	Floating	3.62%	101,333	3,668	3/1/2013	101,333	2/19/2008
Rimrock Mall	Fixed	7.45%	45,071	3,841	10/1/2011	40,025	Any Time
Santa Monica Place	Fixed	7.70%	82,779	7,272	11/1/2010	75,439	Any Time
South Plains Mall	Fixed	8.22%	62,120	5,448	3/1/2009	57,557	Any Time
South Towne Center	Fixed	6.61%	64,000	4,289	10/10/2008	64,000	Any Time
The Oaks(17)	Floating	2.32%	108,000	2,506	7/1/2004	108,000	Any Time
Valley View Mall	Fixed	7.89%	51,000	4,080	10/10/2006	51,000	Any Time
Village Center (50%)(1)(18)	Fixed	5.39%	3,801	372	4/1/2006	3,391	Any Time
Village Crossroads (50%)(1)(19)	Fixed	4.81%	2,453	222	9/1/2005	2,269	Any Time
Village Fair North (50%)(1)(20)	Fixed	5.89%	6,055	492	7/15/2008	5,355	Any Time
Village Plaza(21)	Fixed	5.39%	5,586	564	11/1/2006	4,757	Any Time
Village Square I & II(22)	Fixed	5.39%	4,892	492	2/1/2006	4,394	Any Time
Vintage Faire Mall	Fixed	7.89%	67,873	6,099	9/1/2010	61,372	Any Time
Westbar(23)	Fixed	4.22%	4,216	420	1/1/2005	3,970	Any Time
Westbar(24)	Fixed	4.22%	7,380	792	2/10/2004	7,325	Any Time
Westside Pavilion	Fixed	6.67%	97,387	7,538	7/1/2008	91,133	Any Time

Total—Consolidated Centers			$1,916,798

20     The Macerich Company

JOINT VENTURE CENTERS (AT PRO RATA SHARE):
Arrowhead Towne Center (33.33%)(25)	Fixed	6.38%	$28,501	$2,240	10/1/2011	$24,256	7/3/2011
Biltmore Fashion Park (50%)(26)	Fixed	4.68%	44,305	2,433	7/10/2009	34,972	Any Time
Boulevard Shops (50%)(27)	Floating	3.14%	5,236	164	1/1/2005	5,236	Any Time
Broadway Plaza (50%)	Fixed	6.68%	33,772	3,089	8/1/2008	29,315	Any Time
Camelback Colonnade (75%)(28)	Fixed	4.81%	25,507	2,529	1/1/2006	22,719	7/5/2005
Chandler Festival (50%)(29)	Fixed	4.37%	15,939	960	10/1/2008	14,583	7/1/2008
Chandler Gateway (50%)(30)	Fixed	5.19%	9,968	660	10/1/2008	9,223	7/1/2008
Corte Madera, Village at (50.1%)	Fixed	7.75%	34,610	3,101	11/1/2009	31,533	Any Time
Desert Sky Mall (50%)	Fixed	5.42%	13,698	1,020	1/1/2005	13,412	Any Time
East Mesa Land (50%)(31)	Floating	2.28%	2,118	120	11/1/2004	2,118	Any Time
East Mesa Land (50%)(31)	Fixed	5.39%	632	36	11/1/2006	611	9/2/2006
Hilton Village (50%)(32)	Fixed	5.39%	4,545	414	1/1/2007	3,987	8/3/2007
Pacific Premier Retail Trust (51%):
Cascade Mall	Fixed	6.50%	11,281	1,461	8/1/2014	256	3/1/2004
Kitsap Mall/Kitsap Place	Fixed	8.06%	30,574	2,755	6/1/2010	28,143	Any Time
Lakewood Mall(33)	Fixed	7.20%	64,770	4,661	8/10/2005	64,770	Any Time
Lakewood Mall(34)	Floating	2.93%	8,746	308	7/25/2005	8,746	Any Time
Los Cerritos Center	Fixed	7.13%	57,628	5,054	7/1/2006	54,955	Any Time
North Point Plaza	Fixed	6.50%	1,585	190	12/1/2015	47	2/7/2004
Redmond Town Center-Retail	Fixed	6.50%	30,212	2,686	2/1/2011	23,850	Any Time
Redmond Town Center-Office	Fixed	6.77%	41,246	3,575	7/10/2009	26,223	Any Time
Stonewood Mall	Fixed	7.41%	39,322	3,298	12/11/2010	36,192	Any Time
Washington Square	Fixed	6.70%	55,901	5,051	1/1/2009	48,289	3/1/2004
Washington Square Too	Fixed	6.50%	5,580	634	12/1/2016	116	2/17/2004
Promenade (50%)(35)	Fixed	5.39%	2,513	234	9/1/2006	2,226	6/3/2006
Scottsdale Fashion Square-Series I (50%)(36)	Fixed	5.39%	82,710	4,458	8/31/2007	78,000	6/2/2007
Scottsdale Fashion Square-Series II (50%)(37)	Fixed	5.39%	36,453	1,965	8/31/2007	33,253	6/2/2007
Scottsdale/101 Associates (46%)(38)	Floating	3.46%	12,391	429	5/1/2006	12,391	Any Time
SDG Macerich Properites L.P. (50%)(39)	Fixed	6.54%	182,449	13,440	5/15/2006	178,550	Any Time
SDG Macerich Properites L.P. (50%)(39)	Floating	1.57%	93,250	1,771	5/15/2006	93,250	Any Time
SDG Macerich Properites L.P. (50%)(39)	Floating	1.53%	40,700	729	5/15/2006	40,700	Any Time
Superstition Springs (33.33%)(40)	Floating	2.28%	16,235	902	11/1/2004	15,949	Any Time
Superstition Springs (33.33%)(40)	Fixed	5.39%	4,850	270	11/1/2006	4,682	9/2/2006
West Acres Center (19%)	Fixed	6.52%	7,006	681	1/1/2009	5,684	Any Time
West Acres Center (19%)	Fixed	9.17%	1,809	212	1/1/2009	1,517	Any Time

Total-Joint Venture Centers			$1,046,042

The Macerich Company    21

Notes:

(1)
As of December 31, 2003, these properties are being held by the owners as tenants in common and the Company has a direct undivided 50% interest in these properties.

(2)
At December 31, 2003, the unamortized premium was $1.1 million.

(3)
The annual debt service payment represents the payment of principal and interest. In addition, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property's gross receipts (as defined in the loan agreement) exceeds a base amount specified therein. Contingent interest expense recognized by the Company was $823,546, $882,311 and $583,751 for the years ended December 31, 2003, 2002 and 2001, respectively.

(4)
This note was issued at a discount. The discount was being amortized over the life of the loan using the effective interest method. At December 31, 2003 and 2002, the unamortized discount was $231,383 and $264,433, respectively. This loan was paid off in full on February 3, 2004.

(5)
At December 31, 2003, the unamortized premium was $0.6 million.

(6)
This loan was entered into on November 4, 2003 and the old floating rate loans were paid off in full upon the closing of the transaction.

(7)
On August 7, 2003, the Company paid off the old loan and placed a new $30.0 million ten-year fixed rate loan at an interest rate of 6.18%. The Company recognized a $0.1 million loss on early extinguishment of the old debt.

(8)
This represents a construction loan which may not exceed $51.0 million bearing an interest rate at LIBOR plus 2%. At December 31, 2003, the weighted average interest rate was 3.18%.

(9)
This loan was issued on July 10, 2001 for $89.0 million, and may be increased up to $96.0 million subject to certain conditions. In April 2003, the additional $7.0 million was funded at a fixed rate of 7.0% until maturity.

(10)
In January 2003, the Company placed a $32.2 million floating rate note on the property bearing interest at LIBOR plus 1.65% and maturing December 31, 2005. The total interest rate at December 31, 2003 was 3.22%.

(11)
At December 31, 2003, the unamortized premium was $1.6 million.

(12)
At December 31, 2003, the unamortized premium was $2.4 million.

(13)
This represents a construction loan which may not exceed $46.3 million bearing interest at LIBOR plus 2.25%. At December 31, 2003, the total interest rate was 3.52%.

(14)
At December 31, 2003, the unamortized premium was $0.1 million.

(15)
At December 31, 2003, the unamortized premium was $0.1 million.

(16)
This represents a $225.0 million construction loan bearing interest at LIBOR plus 2.50%. The loan converts to a permanent fixed rate loan at 7% subject to certain conditions including completion and stabilization of the expansion and redevelopment project. As of December 31, 2003, the total interest rate was 3.62%. Northwestern Mutual Life ("NML") is the lender for 50% of the construction loan. The funds advanced by NML are considered related party debt as they are a joint venture partner with the Company in Macerich Northwestern Associates.

(17)
Concurrent with the acquisition of the mall, the Company placed a $108.0 million loan bearing interest at LIBOR plus 1.15% and maturing July 1, 2004 with three consecutive one year options. $92.0 million of the loan is at LIBOR plus 0.7% and $16.0 million is at LIBOR plus 3.75%. This variable rate debt is covered by an interest rate

22     The Macerich Company

  cap agreement over two years which effectively prevents the LIBOR interest rate from exceeding 7.10%. At December 31, 2003, the total weighted average interest rate was 2.32%.

(18)
At December 31, 2003, the unamortized premium was $0.2 million.

(19)
At December 31, 2003, the unamortized premium was $0.1 million.

(20)
At December 31, 2003, the unamortized premium was $0.2 million.

(21)
At December 31, 2003, the unamortized premium was $0.4 million.

(22)
At December 31, 2003, the unamortized premium was $0.2 million.

(23)
At December 31, 2003, the unamortized premium was $0.2 million.

(24)
At December 31, 2003, the unamortized premium was $33,000. This entire loan was paid off in full on February 10, 2004.

(25)
At December 31, 2003, the unamortized premium was $0.9 million.

(26)
In connection with the acquisition of this property, the joint venture assumed $77.4 million of debt at a fixed interest rate of 7.68%. The debt premium of $11.3 million recorded by the joint venture at the date of acquisition represents the excess of the fair value over the principal value of debt. At December 31, 2003, the unamortized premium, representing the Company's pro rata share, was $5.6 million.

(27)
This represents a construction loan which shall not exceed $13.3 million bearing interest at LIBOR plus 2.0%. At December 31, 2003, the weighted average interest rate was 3.14%. Effective January 2004, the loan commitment was reduced to $11.4 million.

(28)
At December 31, 2003, the unamortized premium was $1.3 million.

(29)
This represented a construction loan which was not to exceed $35.0 million and bore interest at LIBOR plus 1.60%. At December 31, 2002, the total interest rate was 3.04%. On September 23, 2003, the joint venture obtained a new $32.0 million permanent fixed rate loan of 4.37% maturing in October 2008.

(30)
This represented a construction loan which was not to exceed $17.0 million and bore interest at LIBOR plus 2.0%. At December 31, 2002, the total interest rate was 3.55%. On September 25, 2003, the joint venture obtained a new $20.0 million permanent fixed rate loan at 5.19% maturing in October 2008.

(31)
This note was assumed at acquisition. The loan consists of 14 traunches, with a range of maturities from 36 months (with two 18-month extension options) to 60 months. The variable rate debt ranges from LIBOR plus 60 basis points to LIBOR plus 250 basis points, and fixed rate debt ranges from 5.01% to 6.18%. An interest rate swap was entered into to convert $1.5 million of floating rate debt with a weighted average interest rate of 3.97% to a fixed rate of 5.39%. The interest rate swap has been designated as a hedge in accordance with SFAS 133. Additionally, interest rate caps were entered into on a portion of the debt and reverse interest rate caps were simultaneously sold to offset the effect of the interest rate cap agreements. These interest rate caps do not qualify for hedge accounting in accordance with SFAS 133.

(32)
At December 31, 2003, the unamortized premium was $0.4 million.

(33)
In connection with the acquisition of this property, the joint venture assumed $127.0 million of collateralized fixed rate notes (the "Notes"). The Notes bear interest at an average fixed rate of 7.20% and mature in August 2005. The Notes require the joint venture to deposit all cash flow from the property operations with a trustee to meet its obligations under the Notes. Cash in excess of the required amount, as defined, is released. Included in cash and cash equivalents is $750,000 of restricted cash deposited with the trustee at December 31, 2003 and December 31, 2002.

The Macerich Company    23

(34)
On July 28, 2000, the joint venture placed a $16.1 million floating rate note on the property bearing interest at LIBOR plus 2.25% and maturing July 2003. On August 24, 2003, the joint venture negotiated a two-year loan extension with the lender and the loan was increased to $17.1 million. At December 31, 2003 and 2002, the total interest rate was 2.93% and 3.75%, respectively.

(35)
At December 31, 2003, the unamortized premium was $0.2 million.

(36)
At December 31, 2003, the unamortized premium was $4.7 million.

(37)
At December 31, 2003, the unamortized premium was $3.2 million.

(38)
This represents a construction loan which shall not exceed $54.0 million bearing an interest rate at LIBOR plus 2.25%. At December 31, 2003, the total interest rate was 3.46%.

(39)
In connection with the acquisition of these Centers, the joint venture assumed $485.0 million of mortgage notes payable which are collateralized by the properties. At acquisition, the $300.0 million fixed rate portion of this debt reflected a fair value of $322.7 million, which included an unamortized premium of $22.7 million. This premium is being amortized as interest expense over the life of the loan using the effective interest method. At December 31, 2003 and 2002, the unamortized balance of the debt premium was $7.8 million and $10.7 million, respectively. This debt is due in May 2006 and requires monthly payments of $1.9 million based on the fixed rate debt in place as of December 31, 2003. $184.5 million of this debt was refinanced in May 2003 with a new note of $186.5 million that requires monthly interest payments at a variable weighted average rate (based on LIBOR) of 1.57% and 1.92% at December 31, 2003 and 2002, respectively. This variable rate debt is covered by interest rate cap agreements, which effectively prevents the interest rate from exceeding 10.63%.

On April 12, 2000, the joint venture issued $138.5 million of additional mortgage notes, which are collateralized by the properties and are due in May 2006. $57.1 million of this debt requires fixed monthly interest payments of $387,000 at a weighted average rate of 8.13% while the floating rate notes of $81.4 million require monthly interest payments at a variable weighted average rate (based on LIBOR) of 1.53% and 1.79% at December 31, 2003 and 2002, respectively. This variable rate debt is covered by an interest rate cap agreement which effectively prevents the interest rate from exceeding 11.83%.

(40)
This note was assumed at acquisition. The loan consists of 14 traunches, with a range of maturities from 36 months (with two 18-month extension options) to 60 months. The variable rate debt ranges from LIBOR plus 60 basis points to LIBOR plus 250 basis points, and fixed rate debt ranges from 5.01% to 6.18%. An interest rate swap was entered into to convert $11.4 million of floating rate debt with a weighted average interest rate of 3.97% to a fixed rate of 5.39%. The interest rate swap has been designated as a hedge in accordance with SFAS 133. Additionally, interest rate caps were entered into on a portion of the debt and reverse interest rate caps were simultaneously sold to offset the effect of the interest rate cap agreements. These interest rate caps do not qualify for hedge accounting in accordance with SFAS 133.

The Company has a $425.0 million revolving line of credit. This revolving line of credit has a three-year term plus a one-year extension. The interest rate fluctuates from LIBOR plus 1.75% to LIBOR plus 3.00% depending on the Company's overall leverage level. As of December 31, 2003 and 2002, $319.0 million and $344.0 million of borrowings were outstanding under this credit facility at an average interest rate of 3.69% and 4.72%, respectively. The Company, through its acquisition of Westcor, had an interest rate swap with a $50.0 million notional amount. The swap matured December 1, 2003, and was designated as a cash flow hedge. This swap served to reduce exposure to interest rate risk effectively converting the LIBOR rate on $50.0 million of the Company's variable interest rate borrowings to a fixed rate of 3.215%. The swap was reported at fair value, with changes in fair value recorded as a component of other comprehensive income. Net receipts or payments under the agreement were recorded as an adjustment to interest expense.

24     The Macerich Company

Concurrent with the acquisition of Westcor, the Company placed a $380.0 million interim loan with a term of six months, plus two six-month extension options bearing interest at an average rate of LIBOR plus 3.25% and a $250.0 million term loan with a maturity of up to three years with two one-year extension options with an interest rate ranging from LIBOR plus 2.75% to LIBOR plus 3.00% depending on the Company's overall leverage level. On November 27, 2002, the entire interim loan was paid off. At December 31, 2003 and 2002, $196.8 and $204.8 million of the term loan was outstanding at an interest rate of 3.95% and 4.78%, respectively.

On May 13, 2003, the Company issued $250.0 million in unsecured notes maturing in May 2007 with a one-year extension option bearing interest at LIBOR plus 2.50%. The proceeds were used to pay down and create more availability under the Company's line of credit. At December 31, 2003, the entire $250.0 million was outstanding at an interest rate of 4.45%. In October 2003, the Company entered into an interest rate swap agreement which effectively fixed the interest rate at 4.45% from November 2003 to October 13, 2005.

Additionally, as of December 31, 2003, the Company has contingent obligations of $29.6 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

Item 3. Legal Proceedings.

The Company, the Operating Partnership, Macerich Management Company, the Westcor Management Companies and their respective affiliates are not currently involved in any material litigation nor, to the Company's knowledge, is any material litigation currently threatened against such entities or the Centers, other than routine litigation arising in the ordinary course of business, most of which is expected to be covered by liability insurance. For information about certain environmental matters, see "Business—Environmental Matters."

Item 4. Submission of Matters to a Vote of Security Holders.

None.

The Macerich Company    25

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company is listed and traded on the New York Stock Exchange ("NYSE") under the symbol "MAC". The common stock began trading on March 10, 1994 at a price of $19 per share. In 2003, the Company's shares traded at a high of $45.16 and a low of $28.65.

As of February 27, 2004, there were approximately 666 stockholders of record. The following table shows high and low closing prices per share of common stock during each quarter in 2002 and 2003 and dividends/distributions per share of common stock declared and paid by quarter:

	Market Quotation Per Share
			Dividends/ Distributions Declared and Paid
Quarters Ended	High	Low

March 31, 2002	$30.15	$26.30	$0.55
June 30, 2002	31.48	28.10	0.55
September 30, 2002	31.04	26.65	0.55
December 31, 2002	31.17	27.53	0.57
March 31, 2003	$33.17	$28.82	$0.57
June 30, 2003	36.47	32.15	0.57
September 30, 2003	38.44	35.62	0.57
December 31, 2003	44.50	38.30	0.61

The Company has issued 3,627,131 shares of its Series A cumulative convertible redeemable preferred stock ("Series A Preferred Stock"), and 5,487,471 shares of its Series B cumulative convertible redeemable preferred stock ("Series B Preferred Stock"). There is no established public trading market for either the Series A Preferred Stock or the Series B Preferred Stock. The Series A Preferred Stock and Series B Preferred Stock were issued on February 25, 1998 and June 16, 1998, respectively. On September 9, 2003, all of the shares of Series B Preferred Stock were converted to common stock. Preferred stock dividends are accrued quarterly and paid in arrears. The Series A Preferred Stock can be converted on a one for one basis into common stock and will pay a quarterly dividend equal to the greater of $0.46 per share, or the dividend then payable on a share of common stock. No dividends will be declared or paid on any class of common or other junior stock

26     The Macerich Company

to the extent that dividends on Series A Preferred Stock have not been declared and/or paid. The following table shows the dividends per share of preferred stock declared and paid for each quarter in 2002 and 2003:

	Series A Preferred Stock Dividends		Series B Preferred Stock Dividends
Quarters Ended	Declared	Paid	Declared	Paid

March 31, 2002	$0.55	$0.55	$0.55	$0.55
June 30, 2002	$0.55	$0.55	$0.55	$0.55
September 30, 2002	$0.57	$0.55	$0.57	$0.55
December 31, 2002	$0.57	$0.57	$0.57	$0.57

Quarters Ended

March 31, 2003	$0.57	$0.57	$0.57	$0.57
June 30, 2003	$0.57	$0.57	$0.57	$0.57
September 30, 2003	$0.61	$0.57	N/A	N/A
December 31, 2003	$0.61	$0.61	N/A	N/A

The Company's existing financing agreements limit, and any other financing agreements that the Company enters into in the future will likely limit, the Company's ability to pay cash dividends. Specifically, the Company may pay cash dividends and make other distributions based on a formula derived from Funds from Operations and only if no event of default under the financing agreements has occurred, unless, under certain circumstances, payment of the distribution is necessary to enable the Company to qualify as a REIT under the Internal Revenue Code.

Equity Compensation Plan Information

The Company currently maintains two equity compensation plans for the granting of equity awards to directors, officers and employees: the 2003 Equity Incentive Plan ("2003 Plan") and the Eligible Directors' Deferred Compensation/Phantom Stock Plan ("Director Phantom Stock Plan"). Certain of the Company's outstanding stock awards were granted under other equity compensation plans which are no longer available for stock awards: the 1994 Eligible Directors' Stock Option Plan (the "Director Plan"), the Amended and Restated 1994 Incentive Plan (the "1994 Plan") and the 2000 Incentive Plan (the "2000 Plan").

The Macerich Company    27

Summary Table.    The following table sets forth, for each of the Company's equity compensation plans, the number of share of Common Stock subject to outstanding awards, the weighted-average exercise of outstanding options, and the number of shares remaining available for future award grants as of December 31, 2003.

	Number of shares of Common Stock to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights(1)	Number of shares of Common Stock remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plans approved by stockholders	1,155,331(2)	$22.19	6,867,832(3)
Equity Compensation Plans not approved by stockholders	20,000(4)	$30.75	0(4)

Total	1,175,331		6,867,832

(1)
Weighted average exercise price of outstanding options; does not include stock units.

(2)
Represents 1,038,724 shares subject to outstanding options and 2,000 shares underlying stock units, payable on a one-for-one basis, credited to stock unit accounts under the 1994 Plan, 88,107 shares underlying stock units, payable on a one-for-one basis, credited to stock unit accounts under the Director Phantom Stock Plan, and 26,500 shares subject to outstanding options under the Director Plan.

(3)
Of these shares, 5,955,939 were available for options, stock appreciation rights, restricted stock, stock units, stock bonuses, performance based awards, dividend equivalent rights and operating partnership units or other convertible or exchangeable units under the 2003 Plan, 161,893 were available for issuance under stock units under the Director Phantom Stock Plan and 750,000 were available for issuance under the Employee Stock Purchase Plan.

(4)
Represents 20,000 shares subject to outstanding options under the 2000 Plan. The 2000 Plan did not require approval of, and has not been approved by, the Company's stockholders. No additional awards will be made under the 2000 Plan. The 2000 Plan generally provided for the grant of options, stock appreciation rights, restricted stock awards, stock units, stock bonuses and dividend equivalent rights to employees, directors and consultants of the Company or its subsidiaries. The only awards that were granted under the 2000 Plan were stock options and restricted stock. The stock options granted generally expire not more than 10 years after the date of grant and vest in three equal annual installments, commencing on the first anniversary of the grant date. The restricted stock grants generally vest over three years.

28     The Macerich Company

Item 6. Selected Financial Data.

The following sets forth selected financial data for the Company on a historical basis. The following data should be read in conjunction with the financial statements (and the notes thereto) of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations" each included elsewhere in this Form 10-K.

The Selected Financial Data is presented on a consolidated basis. The limited partnership interests in the Operating Partnership (not owned by the REIT) are reflected as minority interest. Centers and entities in which the Company does not have a controlling ownership interest (Biltmore Fashion Park, Broadway Plaza, the Village at Corte Madera, Pacific Premier Retail Trust, SDG Macerich Properties, L.P., West Acres Shopping Center and certain Centers and entities in the Westcor portfolio) are referred to as the "Joint Venture Centers."

Effective March 29, 2001, the Macerich Property Management Company merged with and into Macerich Property Management Company, LLC, a wholly-owned subsidiary of the Operating Partnership ("MPMC, LLC") and the Company began consolidating the accounts of MPMC, LLC. Effective July 1, 2003, the Company began consolidating the accounts of Macerich Management Company, in accordance with FIN 46 (See Note 2 of the Company's Consolidated Financial Statements). Prior to March 29, 2001 and July 1, 2003, the Company accounted for Macerich Property Management Company and Macerich Management Company under the equity method of accounting, respectively. Accordingly, the net income from the Joint Venture Centers and the Macerich Management Companies that is allocable to the Company is included in the statement of operations as "Equity in income (loss) of unconsolidated joint ventures and management companies." The use of the terms "Macerich Management Companies" or "management companies" refers to Macerich Property Management Company prior to March 29, 2001 and Macerich Management Company prior to July 1, 2003 when their accounts were reflected in the Company's consolidated financial statements under the equity method of accounting.

The Macerich Company    29

(All amounts in thousands, except share and per share amounts)
	The Company
	2003	2002	2001	2000	1999

OPERATING DATA:
Revenues:
Minimum rents(1)	$295,487	$228,753	$197,140	$190,664	$200,474
Percentage rents	12,999	11,145	12,214	12,260	14,850
Tenant recoveries	159,769	120,574	108,322	103,150	98,138
Other	17,749	12,028	11,476	8,125	8,608

Total revenues	486,004	372,500	329,152	314,199	322,070
Shopping center and operating expenses(2)	171,681	127,080	109,480	100,369	99,099
REIT general and administrative expenses	10,724	7,435	6,780	5,509	5,488
Depreciation and amortization(1)	108,695	77,566	65,024	60,677	60,367
Interest expense	132,512	122,614	109,646	108,447	113,348

Income from continuing operations before minority interest, unconsolidated entities, gain (loss) on sale or write-down of assets and cumulative effect of change in accounting principle	62,392	37,805	38,222	39,197	43,768
Minority interest(3)	(28,907)	(20,189)	(19,001)	(12,168)	(38,335)
Equity in income of unconsolidated joint ventures and management companies(2)	58,897	43,049	32,930	30,322	25,945
Gain (loss) on sale or write down of assets	12,420	(3,820)	24,491	(2,773)	95,981
Loss on early extinguishment of debt	(155)	(3,605)	(2,034)	(304)	(1,478)
Cumulative effect of change in accounting principle(4)		—	—	(963)	—
Discontinued operations:(5)
Gain on sale of asset	22,031	26,073	—	—	—
Income from discontinued operations	1,356	2,069	3,115	3,618	3,130

Net income	128,034	81,382	77,723	56,929	129,011
Less preferred dividends	14,816	20,417	19,688	18,958	18,138

Net income available to common stockholders	$113,218	$60,965	$58,035	$37,971	$110,873

Earnings per share—basic:(6)
Income from continuing operations before cumulative effect of change in accounting principle	$1.76	$1.06	$1.65	$1.05	$3.19
Cumulative effect of change in accounting principle	—	—	—	(0.02)	—
Discontinued operations	0.35	0.57	0.07	0.08	0.07

Net income per share—basic	$2.11	$1.63	$1.72	$1.11	$3.26

Earnings per share ("EPS")—diluted:(6)(8)(9)
Income from continuing operations before cumulative effect of change in accounting principle	$1.74	$1.06	$1.65	$1.05	$2.94
Cumulative effect of change in accounting principle	—	—	—	(0.02)	—
Discontinued operations	0.35	0.56	0.07	0.08	0.05

Net income per share—diluted	$2.09	$1.62	$1.72	$1.11	$2.99

OTHER DATA:
Funds from operations ("FFO")-diluted(7)	$269,132	$194,643	$173,372	$166,281	$164,461
Cash flows provided by (used in):
Operating activities	$261,680	$206,225	$140,506	$121,220	$139,576
Investing activities	($383,782)	($918,258)	($57,319)	$2,083	($243,228)
Financing activities	$115,703	$739,122	($92,990)	($127,485)	$118,964
Number of centers at year end	78	79	50	51	52
Weighted average number of shares outstanding—EPS basic	53,669	37,348	33,809	34,095	34,007
Weighted average number of shares outstanding—EPS diluted(8)(9)	75,198	50,066	44,963	45,050	60,893
Cash distribution declared per common share	$2.32	$2.22	$2.14	$2.06	$1.965

30     The Macerich Company

(All amounts in thousands)
	The Company December 31,
	2003	2002	2001	2000	1999

BALANCE SHEET DATA
Investment in real estate (before accumulated depreciation)	$3,702,359	$3,251,674	$2,227,833	$2,228,468	$2,174,535
Total assets	$4,145,593	$3,662,080	$2,294,502	$2,337,242	$2,404,293
Total mortgage, notes and debentures payable	$2,682,599	$2,291,908	$1,523,660	$1,550,935	$1,561,127
Minority interest(3)	$237,615	$221,497	$113,986	$120,500	$129,295
Series A and Series B Preferred Stock(7)	$98,934	$247,336	$247,336	$247,336	$247,336
Common stockholders' equity	$953,485	$797,798	$348,954	$362,272	$401,254

(1)
During 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS 141"). (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Statement on Critical Accounting Policies"). The amortization of below market leases, which is recorded in minimum rents was $6.1 million and $1.1 million for the twelve months ending December 31, 2003 and 2002, respectively.

(2)
Unconsolidated joint ventures include all Centers and entities in which the Company does not have a controlling ownership interest and for Macerich Management Company through June 30, 2003 and for Macerich Property Management Company through March 28, 2001. Effective March 29, 2001, the Macerich Property Management Company merged with and into MPMC, LLC. The Company accounts for the joint ventures using the equity method of accounting. Effective March 29, 2001, the Company began consolidating the accounts for MPMC, LLC. Effective July 1, 2003, the Company began consolidating the accounts of Macerich Management Company, in accordance with FIN 46. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—New Pronouncements Issued").

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

(5)
In October 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company adopted SFAS 144 on January 1, 2002. The Company sold Boulder Plaza on March 19, 2002 and in accordance with SFAS 144 the results of Boulder Plaza for the periods from January 1, 2002 to March 19, 2002 and for the years ended December 31, 2001, 2000 and 1999 have been reclassified into "discontinued operations". Total revenues associated with Boulder Plaza was approximately $0.5 million for the period January 1, 2002 to March 19, 2002 and $2.1 million, $2.7 million and $2.2 million for the years ended December 31, 2001, 2000 and 1999, respectively. Additionally, the Company sold its 67% interest in Paradise Village Gateway on January 2, 2003 (acquired in July 2002), and the loss on sale of $0.2 million has been reclassified to discontinued operations in 2003. Total revenue associated with Paradise Village Gateway for the period ending December 31, 2002 was $2.4 million. The Company sold Bristol Center on August 4, 2003, and the results for the period January 1, 2003 to August 4, 2003 and for the years ended December 31, 2002, 2001, 2000 and 1999 have been reclassified to discontinued operations. The sale of Bristol Center resulted in a gain on sale of asset of $22.2 million in 2003. Total revenues associated with Bristol

The Macerich Company    31

  Center was approximately $2.5 million for the period January 1, 2003 to August 4, 2003 and $4.0 million, $3.3 million, $3.2 million and $3.1 million for the years ended December 31, 2002, 2001, 2000 and 1999, respectively.

(6)
Earnings per share is based on Statement of Financial Accounting Standards No. 128 ("SFAS No. 128") for all years presented.

(7)
The Company uses Funds from Operations ("FFO") in addition to net income to report its operating and financial results and considers FFO and FFO-diluted as supplemental measures for the real estate industry and a supplement to Generally Accepted Accounting Principles ("GAAP") measures. The National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from extraordinary items and sales of depreciated operating properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. FFO and FFO on a fully diluted basis, are useful to investors in comparing operating and financial results between periods. This is especially true since FFO excludes real estate depreciation and amortization, as the Company believes real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time. FFO on a fully diluted basis, is one of the measures investors find most useful in measuring the dilutive impact of outstanding convertible securities. FFO does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net income as defined by GAAP and is not indicative of cash available to fund all cash flow needs. FFO as presented may not be comparable to similarly titled measures reported by other real estate investment trusts. For the reconciliation of FFO and FFO-diluted to net income see "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations-Funds from Operations."

In compliance with the Securities and Exchange Commission's Regulation G and Amended Item 10 of Regulation S-K relating to non-GAAP financial measures, the Company has revised its FFO definition as of January 1, 2003 and for all periods presented, to include gain or loss on sales of peripheral land, impairment of assets, losses on debt-related transactions and the effect of SFAS No. 141 to amortize the below market leases which are recorded in minimum rents. The Company's revised definition is in accordance with the definition provided by NAREIT.

The inclusion of gains (losses) on sales of peripheral land included in FFO for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 were $1.4 million (including $0.4 million from joint ventures at pro rata), $2.5 million (including $2.4 million from joint ventures at pro rata), $0.3 million (including $0.1 million from joint ventures at pro rata), ($0.7) million (including ($0.7) million from joint ventures at pro rata), and $1.6 million (including $1.6 million from joint ventures at pro rata), respectively.

FFO for the years ended December 31, 2002, 2001, 2000 and 1999 have been restated to reflect the Company's share of impairment of assets and losses on debt-related transactions, the latter of which was previously reported as extraordinary items under GAAP. The Company's write-off of impairment of assets for 2002 was $13.3 million (including $10.2 million from joint ventures at pro rata). There were no write-offs of impairment of assets for the years ended December 31, 2001, 2000 or 1999. The Company's losses on debt-related transactions for the years ended December 31, 2002, 2001, 2000 and 1999 were $3.6 million, $2.0 million, $0.5 million (including $0.2 million from joint ventures at pro rata) and $1.5 million, respectively.

The computation of FFO-diluted includes the effect of outstanding common stock options and restricted stock using the treasury method. The Company had $125.1 million of convertible subordinated debentures (the "Debentures") which matured December 15, 2002. The Debentures were dilutive for the twelve month periods ending December 31, 2002, 2001, 2000 and 1999 and were included in the FFO calculation. The Debentures were paid off in full on December 13, 2002. On February 25, 1998, the Company sold $100 million of its Series A Preferred Stock. On June 16, 1998, the Company sold $150 million of its Series B Preferred Stock. The preferred stock can be converted on a one-for-one basis for common stock. The preferred stock was dilutive to FFO in 2003, 2002, 2001, 2000 and 1999 and the preferred stock and the convertible debentures were dilutive to net income in 1999 and the preferred stock were dilutive to net income in 2003. All of the Series B Preferred Stock were converted to common stock on September 9, 2003.

(8)
Assumes that all OP Units and Westcor partnership units are converted to common stock on a one-for-one basis.

(9)
Assumes issuance of common stock for in-the-money options and restricted stock calculated using the Treasury method in accordance with SFAS No. 128 for all years presented.

32     The Macerich Company

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Background and Performance Measurement

The Company uses Funds from Operations ("FFO") in addition to net income to report its operating and financial results and considers FFO and FFO-diluted, as supplemental measures for the real estate industry and a supplement to Generally Accepted Accounting Principles ("GAAP") measures. The National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from extraordinary items and sales of depreciated operating properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. FFO and FFO on a fully dilutive basis, are useful to investors in comparing operating and financial results between periods. This is especially true since FFO excludes real estate depreciation and amortization, as the Company believes real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time. FFO on a fully diluted basis, is one of the measures investors find most useful in measuring the dilutive impact of outstanding convertible securities. FFO does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net income as defined by GAAP and is not indicative of cash available to fund all cash flow needs. FFO, as presented, may not be comparable to similarly titled measures reported by other real estate investment trusts. For the reconciliation of FFO and FFO-diluted to net income available to common stockholders, see "Funds from Operations."

In compliance with the Securities and Exchange Commission's Registration G and Amended Item 10 of Registration S-K relating to non-GAAP financial measures, the Company has revised its FFO definition as of January 1, 2003 and for all periods presented, to include gain or loss or sales of peripheral land, impairment of assets, losses on debt-related transactions and the effect of SFAS No. 141 to amortize the market leases which are recorded in minimum rents. The Company's revised definition is in accordance with the definition provided by NAREIT.

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

The following discussion is based primarily on the consolidated financial statements of the Company for the years ended December 31, 2003, 2002 and 2001. The following discussion compares the activity for the year ended December 31, 2003 to results of operations for the year ended December 31, 2002. Also included is a comparison of the activities for the year ended December 31, 2002 to the results for the year ended December 31, 2001. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Forward-Looking Statements

This Annual Report on Form 10-K contains or incorporates statements that constitute forward-looking statements. Those statements appear in a number of places in this Form 10-K and include statements regarding, among other matters, the Company's growth, acquisition, redevelopment and development

The Macerich Company    33

opportunities, the Company's acquisition and other strategies, regulatory matters pertaining to compliance with governmental regulations and other factors affecting the Company's financial condition or results of operations. Words such as "expects," "anticipates," "intends," "projects," "predicts," "plans," "believes," "seeks," "estimates," and "should" and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or industry to vary materially from the Company's future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include the matters described herein and the following factors among others: general industry, economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of current and prospective tenants, Anchor or tenant bankruptcies, closures, mergers or consolidations, lease rates and terms, availability and cost of financing, interest rate fluctuations and operating expenses; adverse changes in the real estate markets including, among other things, competition from other companies, retail formats and technologies, risks of real estate redevelopment, development, acquisitions and dispositions; governmental actions and initiatives (including legislative and regulatory changes); environmental and safety requirements; and terrorist activities that could adversely affect all of the above factors. The Company will not update any forward-looking information to reflect actual results or changes in the factors affecting the forward-looking information.

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

Some of these estimates and assumptions include judgements on revenue recognition, estimates for common area maintenance and real estate tax accruals, provisions for uncollectable accounts, impairment of long-lived assets, the allocation of purchase price between tangible and intangible assets, and estimates for environmental matters. The Company's significant accounting policies are described in more detail in Note 2 to the Consolidated Financial Statements. However, the following policies could be deemed to be critical within the SEC definition.

Revenue Recognition:

Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight lining of rent adjustment." Currently, 29% of the mall and freestanding leases contain provisions for Consumer Price Index ("CPI") rent increases periodically throughout the term of the lease.

34     The Macerich Company

The Company believes that using an annual multiple of CPI increases, rather than fixed contractual rent increases, results in revenue recognition that more closely matches the cash revenue from each lease and will provide more consistent rent growth throughout the term of the leases. Percentage rents are recognized in accordance with Staff Accounting Bulletin 101. Percentage rents are accrued when leasees specified sales targets have been met. Recoveries from tenants for real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred.

Property:

Costs related to the development, redevelopment, construction and improvement of properties are capitalized. Interest incurred or imputed on development, redevelopment and construction projects are capitalized until construction is substantially complete.

Maintenance and repairs expenses are charged to operations as incurred. Costs for major replacements and betterments, which includes HVAC equipment, roofs, parking lots, etc. are capitalized and depreciated over their estimated useful lives. Gains and losses are recognized upon disposal or retirement of the related assets and are reflected in earnings, in accordance with SFAS No. 66—"Accounting for Sales of Real Estate."

Property is recorded at cost and is depreciated using a straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	5-40 years
Tenant improvements	initial term of related lease
Equipment and furnishings	5-7 years

The Company accounts for all acquisitions entered into subsequent to June 30, 2001 in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS 141"). The Company will first determine the value of the land and buildings utilizing an "as if vacant" methodology. The Company will then assign a fair value to any debt assumed at acquisition. The balance of the purchase price will be allocated to tenant improvements and identifiable intangible assets or liabilities. Tenant improvements represent the tangible assets associated with the existing leases valued on a historical basis prorated over the remaining lease terms. The tenant improvements are classified as an asset under real estate investments and are depreciated over the remaining lease terms. Identifiable intangible assets and liabiltities relate to the value of in-place operating leases which come in three forms: (i) origination value, which represents the value associated with "cost avoidance" of acquiring in-place leases, such as lease commissions paid under terms generally experienced in our markets; (ii) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the "assumed vacant" property to the occupancy level when purchased; and (iii) above or below market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks. Origination value is recorded as an other asset and is amortized over the remaining lease terms. Value of in-place leases is recorded as an other asset and amortized over the remaining lease term plus an estimate of renewal of the acquired leases. Above or below market leases are classified as an other asset or liability, depending on whether the contractual terms are above or below market, and the asset or liability is amortized to rental revenue over the remaining terms of the leases.

The Macerich Company    35

When the Company acquires real estate properties, the Company allocates the components of these acquisitions using relative fair values computed using its estimates and assumptions. These estimates and assumptions impact the amount of costs allocated between various components as well as the amount of costs assigned to individual properties in multiple property acquisitions. These allocations also impact depreciation expense and gains or loses recorded on future sales of properties.

Depending on the materiality of the acquisition, the Company may engage a valuation firm to assist with the allocation.

The Company adopted SFAS 144 on January 1, 2002 which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

The Company assesses whether there has been an impairment in the value of its long-lived assets by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenants' ability to perform their duties and pay rent under the terms of the leases. The Company may recognize an impairment loss if the cash flows are not sufficient to cover its investment. Such a loss would be determined as the difference between the carrying value and the fair value of a center.

Deferred Charges:

Costs relating to obtaining tenant leases are deferred and amortized over the initial term of the agreement using the straight-line method. Cost relating to financing of shopping center properties are deferred and amortized over the life of the related loan using the straight-line method, which approximates the effective interest method. In-place lease values are amortized over the remaining lease term plus an estimate of renewal. The present value of leasing commissions and legal costs are amortized on a straight-line basis over the individual remaining lease years. The range of the terms of the agreements are as follows:

Deferred lease costs	1-15 years
Deferred financing costs	1-15 years
In-place lease values	Remaining lease term plus an estimate for renewal (weighted average 17 years)
Present value of leasing commissions and legal costs	5 years

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

36     The Macerich Company

recourse debt to the Company or its subsidiaries, in excess of its pro rata share, should the partnership be unable to discharge the obligations of the related debt:

Asset/Property	Maximum amount of debt principal that could be recourse to the Company (Dollars in thousands)	Maturity Date

Boulevard Shops	$10,472	1/1/2005
Scottsdale 101	26,938	5/1/2006

Total	$37,410

Additionally, as of December 31, 2003, the Company has certain obligations of $29.6 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

Long-term contractual obligations:

The following is a schedule of long-term contractual obligations (as of December 31, 2003) for the consolidated Centers over the periods in which they are expected to be paid:

	Payment Due by Period
Contractual Obligations (Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than five years

Long-term debt obligations	$2,682,599	$181,427	$715,441	$672,261	$1,113,470
Capital lease obligations	N/A	N/A	N/A	N/A	N/A
Operating lease obligations	162,736	1,270	2,540	2,540	156,386
Purchase obligations	70,400	70,400	—	—	—
Other long-term liabilities	172,960	172,960	—	—	—

Total	$3,088,695	$426,057	$717,981	$674,801	$1,269,856

The Macerich Company    37

The following table reflects the Company's acquisitions in 2002 and 2003. There were no acquisitions in 2001.

Property/Entity	Date Acquired	Location

2002 Acquisitions:
The Oaks	June 10, 2002	Thousand Oaks, California
Westcor Realty Limited Partnership	July 26, 2002	Nine regional and super-regional malls in Phoenix and Colorado and 18 urban villages or community centers. The aggregate gross leasable area was approximately 14.1 million square feet. Additionally, the portfolio included two retail properties under development, as well as rights to over 1,000 acres of undeveloped land.
2003 Acquisitions:
FlatIron Crossing	January 31, 2003	Broomfield, Colorado
Northridge Mall	September 15, 2003	Salinas, California
Biltmore Fashion Park	December 18, 2003	Phoenix, Arizona

  The financial statements reflect the following acquisitions, dispositions and changes in ownership subsequent to the occurrence of each transaction.

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

  On June 10, 2002, the Company acquired The Oaks, a 1.1 million square foot super-regional mall in Thousand Oaks, California. The total purchase price was $152.5 million and was funded with $108.0 million of debt, bearing interest at LIBOR plus 1.15%, placed concurrently with the acquisition. The balance

38     The Macerich Company

  of the purchase price was funded by cash and borrowings under the Company's line of credit. The Oaks is referred to herein as the "2002 Acquisition Center."

  On July 26, 2002, the Operating Partnership acquired Westcor Realty Limited Partnership and its affiliated companies ("Westcor"). The total purchase price was approximately $1.475 billion including the assumption of $733 million in existing debt and the issuance of approximately $72 million of convertible preferred partnership units of the Operating Partnership at a price of $36.55 per unit. Additionally, $18.9 million of partnership units of Westcor Realty Limited Partnership were issued to limited partners of Westcor which, subject to certain conditions, can be converted on a one for one basis into partnership units of the Operating Partnership. The balance of the purchase price was paid in cash which was provided primarily from the $380.0 interim credit facility, which was subsequently paid in full in 2002 and a $250.0 million term loan with a maturity of up to three years with two one-year extension options and with an interest rate ranging from LIBOR plus 2.75% to LIBOR plus 3.00% depending on the Company's overall leverage level.

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

  On January 31, 2003, the Company purchased its joint venture partner's 50% interest in FlatIron Crossing. The purchase price consisted of approximately $68.3 million in cash plus the assumption of the joint venture partner's share of debt of $90.0 million.

  On May 15, 2003, the Company sold 49.9% of its partnership interest in the Village at Corte Madera for a total purchase price of approximately $65.9 million, which included the assumption of a proportionate amount of the partnership debt in the amount of approximately $34.7 million. The Company is retaining a 50.1% partnership interest and will continue leasing and managing the asset. The sale resulted in a gain on sale of asset of $8.8 million.

  On June 6, 2003, the Shops at Gainey Village, a 138,000 square foot Phoenix area specialty center, was sold for $55.7 million. The Company, which owned 50% of this property, received total proceeds of $15.8 million and recorded a gain on sale of asset of $2.8 million.

  On August 4, 2003, the Company sold Bristol Center, a 161,000 square foot community center in Santa Ana, California. The sales price was approximately $30.0 million and the Company recorded a gain on sale of asset of $22.2 million which is reflected in discontinued operations.

The Macerich Company    39

  On September 15, 2003, the Company acquired Northridge Mall, an 864,071 square foot super-regional mall in Salinas, California. The total purchase price was $128.5 million and was funded by sale proceeds from Bristol Center and borrowings under the Company's line of credit. Northridge Mall is referred herein as the "2003 Acquisition Center."

  On December 18, 2003, the Company acquired Biltmore Fashion Park, a 610,477 square foot regional mall in Phoenix, Arizona. The total purchase price was $158.5 million, which included the assumption of $77.4 million of debt. The Company also issued 705,636 partnership units of the Operating Partnership at a price of $42.80 per unit. The balance of the Company's 50% share of the purchase price of $10.5 million was funded by cash and borrowings under the Company's line of credit. The mall is owned in a 50/50 joint venture with an institutional partner.

A portion of the Westcor portfolio is comprised of joint ventures and those properties are reflected using the equity method of accounting. The results of these acquisitions and the 2003 acquisition of Biltmore Fashion Park are reflected in the consolidated results of operations of the Company in the income statement line item entitled "Equity in income of unconsolidated joint ventures and the management companies."

Many of the variations in the results of operations, discussed below, occurred due to the Westcor portfolio and the 2002 and 2003 Acquisition Centers. For purposes of the 2003 financial results, the term "Westcor portfolio" includes the Company's acquisition of the remaining 50% interest in FlatIron Crossing on January 31, 2003. Crossroads Mall-Boulder, Parklane Mall and Queens Center are currently under redevelopment and are referred to herein as the "Redevelopment Centers." All other Centers, excluding the Redevelopment Centers, the 2002 Acquisition Center, the Westcor portfolio (which includes the two development properties), the 2003 Acquisition Center and Biltmore Fashion Park, are referred to herein as the "Same Centers," unless the context otherwise requires.

Revenues include rents attributable to the accounting practice of straight-lining of rents which requires rent to be recognized each year in an amount equal to the average rent over the term of the lease, including fixed rent increases over that period. The amount of straight-lined rents, included in consolidated revenues, recognized in 2003 was $2.9 million compared to $1.2 million in 2002 and ($0.1) million in 2001. Additionally, the Company recognized through equity in income of unconsolidated joint ventures, $1.9 million as its pro rata share of straight-lined rents from joint ventures in 2003 compared to $2.3 million in 2002 and $1.4 million in 2001. These variances resulted from the Company structuring the majority of its new leases using an annual multiple of CPI increases, which generally do not require straight-lining treatment and are offset by increases of $2.6 million and $2.8 million relating to the 2002 Acquisition Center, the acquisition of the Westcor portfolio and the 2003 Acquisition Center for the years ended December 31, 2003 and 2002, respectively. Currently, 29% of the mall and freestanding leases contain provisions for CPI rent increases periodically throughout the term of the lease. The Company believes that using an annual multiple of CPI increases, rather than fixed contractual rent increases, results in revenue recognition that more closely matches the cash revenue from each lease and will provide more consistent rent growth throughout the term of the leases.

The Company's historical growth in revenues, net income and Funds From Operations have been closely tied to the acquisition and redevelopment of shopping centers. Many factors, including the availability and cost of

40     The Macerich Company

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

Dependence on Anchors/Tenants:    The Company's revenues and funds available for distribution would be adversely affected if a significant number of the Company's lessees were unable (due to poor operating results, bankruptcy, terrorist activities or other reasons) to meet their obligations, if the Company were unable to lease a significant amount of space in the Centers on economically favorable terms, or if for any reason, the Company were unable to collect a significant amount of rental payments. A decision by an Anchor or a significant tenant to cease operations at a Center could also have an adverse effect on the Company. In addition, mergers, acquisitions, consolidations, dispositions or bankruptcies in the retail industry could result in the loss of Anchors or tenants at one or more Centers. (See "Business-Bankruptcy and/or Closure of Retail Stores.") Furthermore, if the store sales of retailers operating in the Centers were to decline sufficiently, tenants might be unable to pay their minimum rents or expense recovery charges. In the event of a default by a lessee, the Center may also experience delays and costs in enforcing its rights as lessor.

The Macerich Company    41

Real Estate Development Risks:    The Company's business strategy has expanded to include the selective development and construction of retail properties. Any development, redevelopment and construction activities that the Company undertakes will be subject to the risks of real estate development, including lack of financing, construction delays, environmental requirements, budget overruns, sunk costs and lease-up. Furthermore, occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable. Real estate development activities are also subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations. If any of the above events occur, the ability to pay distributions and service the Company's indebtedness could be adversely affected.

Joint Venture Centers:    The Company indirectly owns partial interests in 40 Joint Venture Centers as well as fee title to a site that is ground leased to the entity that owns a Joint Venture Center and several development sites. The Company may also acquire partial interests in additional properties through joint venture arrangements. Investments in Joint Venture Centers involve risks different from those of investments in wholly-owned Centers. The Company may have fiduciary responsibilities to its partners that could affect decisions concerning the Joint Venture Centers. In certain cases, third parties share with the Company or have (with respect to one Joint Venture Center) control of major decisions relating to the Joint Venture Centers, including decisions with respect to sales, financings and the timing and amount of additional capital contributions, as well as decisions that could have an adverse impact on the Company's REIT status. In addition, some of the Company's outside partners control the day-to-day operations of seven Joint Venture Centers. The Company therefore does not control cash distributions from these Centers and the lack of cash distributions from these Centers could jeopardize the Company's ability to maintain its qualification as a REIT.

Uninsured Losses:    Each of the Centers has comprehensive liability, fire, terrorism extended coverage and rental loss insurance with insured limits customarily carried for similar properties. The Company does not insure certain types of losses (such as losses from wars), because they are either uninsurable or not economically insurable. In addition, while the Company or the relevant joint venture, as applicable, carries earthquake insurance on the Centers located in California, the policies are subject to a deductible equal to 5% of the total insured value of each Center, a $100,000 per occurrence minimum and a combined annual aggregate loss limit of $200 million on these Centers. Furthermore, the Company carries title insurance on substantially all of the Centers for less than their full value. If an uninsured loss or a loss in excess of insured limits occurs, the Operating Partnership or the entity, as the case may be, that owns the affected Center could lose its capital invested in the Center, as well as the anticipated future revenue from the Center, while remaining obligated for any mortgage indebtedness or other financial obligations related to the Center. There is also no assurance that the Company will be able to maintain its current insurance coverage. An uninsured loss or loss in excess of insured limits may negatively impact the Company's financial condition.

REIT Qualification:    Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations. The complexity of these provisions and of the applicable income tax regulations is greater in the case of a REIT such as the Company that holds its assets in partnership form. The determination of various factual matters and circumstances not entirely within our control, including by the Company's partners in the Joint Venture Centers, may affect its ability to qualify as a REIT. In addition, legislation, new regulations, administrative

42     The Macerich Company

interpretations or court decisions could significantly change the tax laws with respect to the Company's qualification as a REIT or the federal income tax consequences of that qualification.

If in any taxable year the Company fails to qualify as a REIT, the Company will suffer the following negative results:

  •
  the Company will not be allowed a deduction for distributions to stockholders in computing its taxable income; and

  •
  the Company will be subject to federal income tax on its taxable income at regular corporate rates.

In addition, the Company will be disqualified from treatment as a REIT for the four taxable years following the year during which the qualification was lost, unless the Company was entitled to relief under statutory provisions. As a result, net income and the funds available for distribution to the Company's stockholders will be reduced for five years. It is also possible that future economic, market, legal, tax or other considerations might cause the Board of Directors to revoke the Company's REIT election.

Assets and Liabilities

Total assets increased to $4.1 billion at December 31, 2003 compared to $3.7 billion at December 31, 2002 and $2.3 billion at December 31, 2001. During that same period, total liabilities were $1.6 billion in 2001 and $2.4 billion in 2002 and increased to $2.9 billion in 2003. These changes were primarily a result of the acquisitions and various debt and equity transactions.

Recent Developments

A. Acquisitions

On January 31, 2003, the Company purchased its joint venture partner's 50% interest in FlatIron Crossing. The purchase price consisted of approximately $68.3 million in cash plus the assumption of the joint venture partner's share of debt of $90.0 million.

On September 15, 2003, the Company acquired Northridge Mall, an 864,071 square foot super-regional mall in Salinas, California. The total purchase price was $128.5 million and was funded by sale proceeds from Bristol Center (see "Dispositions") and borrowings under the Company's line of credit.

On December 18, 2003, the Company acquired Biltmore Fashion Park, a 610,477 square foot regional mall in Phoenix, Arizona. The total purchase price was $158.5 million, which included the assumption of $77.4 million of debt. The Company also issued 705,636 partnership units of the Operating Partnership at a price of $42.80 per unit. The balance of the Company's 50% share of the purchase price of $10.5 million was funded by cash and borrowings under the Company's line of credit. Biltmore Fashion Park is owned in a 50/50 partnership with an institutional partner.

On January 30, 2004, the Company, in a 50/50 joint venture with a private investment company, acquired Inland Center, a 1 million square foot super-regional mall in San Bernardino, California. The total purchase price was $63.3 million and concurrently with the acquisition, the joint venture placed a $54 million fixed rate

The Macerich Company    43

loan on the property. The Company's share of the remainder of the purchase price was funded by cash and borrowings under the Company's line of credit.

B. Financing Activitiy

On May 13, 2003, the Company issued $250 million in unsecured notes maturing in May 2007 with a one-year extension option bearing interest at LIBOR plus 2.50%. The proceeds were used to pay down and create more availability under the Company's line of credit. In October 2003, the Company entered into an interest rate swap agreement which will effectively fix the interest rate at 4.45% from November 2003 to October 13, 2005.

On August 7, 2003, the Company paid off the loan at Greeley Mall and placed a new $30.0 million ten-year fixed rate loan on the property with an interest rate of 6.18%.

In September 2003, the Company replaced floating rate loans at Chandler Festival and Chandler Gateway with new five year fixed rate loans of $32.0 million and $20.0 million, respectively.

On November 4, 2003, the Company closed on a $200 million fixed rate ten-year loan on FlatIron Crossing bearing interest at 5.23%. Loan proceeds were used to pay off a $180 million floating rate loan secured by the property.

The Company has reached agreement on an $85.0 million, five-year fixed rate loan with an interest rate of 4.63% on Northridge Mall. The rate on the loan is locked and this financing is expected to close in April 2004. Loan proceeds are expected to pay down the Company's unsecured floating rate debt.

C. Redevelopment and Development Activity

At Queens Center, the redevelopment and expansion continued. The project will increase the size of the center from 622,297 square feet to approximately 1 million square feet. Completion is planned in phases starting in 2004 with stabilization expected in 2005.

At Lakewood Mall, Target opened a two-level Target store in the location formerly occupied by Montgomery Ward in October 2003.

At Redmond Town Center, Bon Marche opened a new department store in July 2003.

Construction continues at Scottsdale 101, a 420,824 square foot power center in north Phoenix and construction also continues at La Encantada, a 255,325 square foot specialty center in Tucson, Arizona. Both of these projects are planned to open in phases through 2004.

At Somersville Town Center in Antioch, California, a new 106,685 square foot Macy's store is under construction and is expected to open in the fall of 2004.

Nordstrom announced plans to open a 144,000 square foot store at The Oaks Mall in Thousand Oaks, California. This store opening is planned in conjunction with an expansion of the existing mall tentatively scheduled to open in 2007.

44     The Macerich Company

D. Dispositions

On January 2, 2003, the Company sold its 67% interest in Paradise Village Gateway, a 296,153 square foot Phoenix area urban village, for approximately $29.4 million. The proceeds from the sale were used to repay a portion of the Company's term loan. The sale resulted in a loss on sale of asset of $0.2 million.

On May 15, 2003, the Company sold 49.9% of its partnership interest in the Village at Corte Madera for a total purchase price of approximately $65.9 million, which included the assumption of a proportionate amount of the partnership debt in the amount of approximately $34.7 million. The Company is retaining a 50.1% partnership interest and will continue leasing and managing the asset. The sale resulted in a gain on sale of asset of $8.8 million.

On June 6, 2003, the Shops at Gainey Village, a 138,000 square foot Phoenix area specialty center, was sold for $55.7 million. The Company, which owned 50% of this property, received total proceeds of $15.8 million and recorded a gain on sale of asset of $2.8 million.

On August 4, 2003, the Company sold Bristol Center, a 161,000 square foot community center in Santa Ana, California. The sales price was approximately $30.0 million and the Company recorded a gain on sale of asset of $22.2 million which is reflected in discontinued operations.

Comparison of Years Ended December 31, 2003 and 2002

Revenues

Minimum and percentage rents increased by 28.6% to $308.5 million in 2003 from $239.9 million in 2002. Approximately $60.1 million of the increase relates to the Westcor portfolio, $6.7 million of the increase relates to the 2002 Acquisition Center, $4.2 million relates to the Company acquiring 50% of its joint venture partner's interest in Panorama and $2.9 million relates to the 2003 Acquisition Center. Additionally, the Redevelopment Centers offset the increase in minimum and percentage rents by decreasing revenues by $1.0 million in 2003 compared to 2002 and a $5.3 million offset related to the Company's sale of 49.9% of its partnership interest in the Village at Corte Madera.

During 2001, the Company adopted SFAS 141. (See "Statement on Critical Accounting Policies"). The amortization of below market leases, which is recorded in minimum rents, increased to $6.1 million in 2003 from $1.1 million in 2002. The increase is primarily due to a full year's amortization in 2003 from the acquistitions during 2002 compared to a partial year in 2002.

Tenant recoveries increased to $159.8 million in 2003 from $120.6 in 2002. Approximately $31.8 million relates to the Westcor portfolio, $3.9 million relates to the 2002 Acquisition Center, $4.7 million relates to the Same Centers, $1.9 million relates to Panorama Mall and $1.3 million relates to the 2003 Acquisition Center. This is offset by a $1.0 million decrease relating to the Redevelopment Centers and a $2.3 million decrease relating to the sale of 49.9% partnership interest in the Village at Corte Madera.

Expenses

Shopping center and operating expenses increased to $171.7 million in 2003 compared to $127.1 million in 2002. The increase is a result of $42.9 million related to the Westcor Portfolio, the 2002 Acquisition

The Macerich Company    45

Center accounted for $3.1 million of the increase in expenses, $1.6 million relates to Panorama Mall, $1.4 million relates to increased property taxes, recoverable expenses and bad debt expense at the Redevelopment Centers and $3.1 million represents increased property taxes, insurance and other recoverable and non-recoverable expenses at the Same Centers. This is offset by a $2.0 million decrease relating to the sale of 49.9% partnership interest in the Village at Corte Madera and $5.5 million relating to consolidating Macerich Management Company effective July 1, 2003, in accordance with FIN 46. (See "New Pronouncements Issued"). Prior to July 1, 2003, the Macerich Management Company was accounted for using the equity method of accounting.

REIT General and Administrative Expenses

REIT general and administrative expenses increased to $10.7 million in 2003 from $7.4 million in 2002, primarily due to increases in professional services, travel expenses and stock-based compensation expense.

Depreciation and Amortization

Depreciation and amortization increased to $108.7 million in 2003 from $77.6 million in 2002. Approximately $1.6 million relates to additional capital costs at the Same Centers, $2.0 million relates to the 2002 Acquisition Center, $0.9 million relating to the 2003 Acquisition Center, $1.3 million relating to consolidating Macerich Management Company effective July 1, 2003, $0.4 million relates to Panorama Mall and $16.8 million relates to the Westcor portfolio. As a result of SFAS 141, an additional $9.5 million of depreciation and amortization was recorded based on a reclassification of the purchase price of the 2002 and 2003 Acquisition Centers and the Westcor portfolio between buildings and into the value of in-place leases, tenant improvements and lease commissions. This is offset by a $1.9 million decrease relating to the sale of 49.9% of the partnership interest in the Village at Corte Madera.

Interest Expense

Interest expense increased to $132.5 million in 2003 from $122.6 million in 2002. Approximately $16.8 million of the increase is related to the debt from the Westcor portfolio, $0.5 million from the 2002 Acquisition Center, $1.0 million relates to the new $32.3 million loan placed on Panorama Mall in January 2003 and $6.5 million is related to the $250.0 million of unsecured notes issued on May 13, 2003. In addition, the interest expense relating to the debentures paid off in December 2002 reduced interest expense by $8.6 million in 2003 compared to 2002 and the sale of 49.9% of the Company's partnership interest in the Village at Corte Madera resulted in a decrease of $3.4 million compared to 2002. Capitalized interest was $12.1 million in 2003, up from $7.8 million in 2002 primarily due to the redevelopment and expansion of Queens Center.

Minority Interest

The minority interest represents the 20.3% weighted average interest of the Operating Partnership by the Company during 2003. This compares to 24.7% not owned by the Company during 2002.

Equity in Income from Unconsolidated Joint Ventures and Macerich Management Companies

The income from unconsolidated joint ventures and the Macerich Management Companies was $58.9 million for 2003, compared to income of $43.0 million in 2002. $5.6 million was attributed to the acquisition of certain joint ventures in the Westcor portfolio and $0.5 million relating to the sale of a 49.9% partnership interest in the Village at Corte Madera. Additionally in 2002, a loss of $11.3 million was

46     The Macerich Company

included in unconsolidated joint ventures relating to the Company's investment in MerchantWired, LLC which included a $10.2 million write down of assets.

Gain (Loss) on Sale of Assets

A gain of $12.4 million in 2003 represents $8.5 million from the Company's sale of 49.9% of its partnership interest in the Village at Corte Madera on May 15, 2003, $2.8 million relates to the Company's sale of Gainey Village on June 6, 2003 and $1.0 million relates to gains on sales of peripheral land. This is compared to a loss of $3.8 million in 2002 representing primarily the write down of assets from the Company's various technology investments.

Loss on Early Extinguishment of Debt

In 2003, the Company recorded a loss from early extinguishment of debt of $0.2 million compared to $3.6 million in 2002.

Discontinued Operations

A gain of $22.0 million in 2003 relates to the gain on sale of Bristol Mall on August 4, 2003 of $22.2 million and $0.2 million relates to a loss on the Company's sale of its 67% interest in Paradise Village Gateway on January 2, 2003. This is compared to a gain of $26.1 million in 2002 as a result of the Company selling Boulder Plaza on March 19, 2002 and recognizing a gain on sale of $13.9 million and the Company recognizing a gain of $12.2 million as a result of the Company selling the former Montgomery Ward site at Pacific View Mall.

Net Income Available to Common Stockholders

Primarily as a result of the purchase of the 2002 and 2003 Acquisition Centers, the Westcor portfolio, the Bristol, the Village at Corte Madera and Gainey Village sales, the issuance of $420.3 million of equity in November 2002 which was used to pay off debt, and the foregoing results, net income available to common stockholders increased to $113.2 million in 2003 from $61.0 million in 2002. In 2002, the sales of Boulder Plaza and the former Montgomery Ward site at Pacific View Mall resulting in a total gain of $26.1 million and significantly increased net income available to common stockholders for the year ending December 31, 2002.

Operating Activities

Cash flow from operations was $261.7 million in 2003 compared to $206.2 million in 2002. The increase is primarily due to the Westcor portfolio, the 2002 and 2003 Acquisition Centers and increased net operating income at the Centers as mentioned above.

Investing Activities

Cash used in investing activities was $383.8 million in 2003 compared to cash used in investing activities of $918.3 million in 2002. The change resulted primarily from the acquisitions of the Westcor portfolio and 2002 and 2003 Acquisition Centers, the Company's purchase of its joint venture partner's 50% interest in FlatIron Crossing, the Company's sale of 49.9% of its partnership interest in the Village at Corte Madera, an increase in equity of income of unconsolidated joint ventures due to the Westcor portfolio, the loss of $10.2 million in 2002 from the Company's investment in Merchant Wired, LLC and a $126.6 million increase in development, redevelopment and expansion of Centers primarily due to the Queens Center

The Macerich Company    47

expansion. This is offset by $107.2 million of proceeds received from the sale of Paradise Village Gateway, the Shops at Gainey Village, Bristol Center and the 49.9% interest in the Village at Corte Madera and increased distributions from joint ventures primarily as a result of the Westcor portfolio.

Financing Activities

Cash flow provided by financing activities was $115.7 million in 2003 compared to cash flow provided by financing activities of $739.1 million in 2002. The change resulted primarily from the acquisitions of the Westcor portfolio in 2002 and the 2002 and 2003 Acquisition Centers, the construction loan at Queens Center of $101.3 million, the new loan of $32.2 million at Panorama Mall and the $250.0 million of unsecured notes issued on May 13, 2003. This is offset by $471.9 million of net proceeds from equity offerings in 2002 and a $108.0 million loan placed on the 2002 Acquisition Center.

Funds From Operations

Primarily as a result of the acquisitions of the Westcor portfolio, the purchase of the 2002 and 2003 Acquisition Centers and the other factors mentioned above, Funds from Operations—Diluted increased 38.3% to $269.1 million in 2003 from $194.6 million in 2002. For the reconciliation of FFO and FFO-diluted to net income available to common stockholders, see "Funds from Operations."

Comparison of Years Ended December 31, 2002 and 2001

Revenues

Minimum and percentage rents increased by 14.7% to $240.0 million in 2002 from $209.3 million in 2001. Approximately $7.5 million of the increase is attributed to the Same Centers primarily due to releasing space at higher rents, $7.1 million of the increase relates to the 2002 Acquisition Center, $0.7 million relates to the Company acquiring 50% of its joint venture partner's interest in Panorama and $28.3 million relates to the Westcor portfolio. This is offset by a $9.9 million decrease relating to the sale of Villa Marina Marketplace in 2001 and a $1.8 million decrease relating to the Redevelopment Centers.

During 2001, the Company adopted SFAS 141. (See "Statement on Critical Accounting Policies"). This resulted in the Company recording $1.1 million of minimum rents related to the amortization of below market leases in 2002.

Tenant recoveries increased to $120.6 million in 2002 from $108.3 million in 2001. Approximately $4.1 million of the increase is attributable to the 2002 Acquisition Center, $10.3 million relates to the Westcor portfolio and $0.5 million relates to the Same Centers. This is partially offset by $2.8 million relating to decreases from the sale of Villa Marina Marketplace.

Expenses

Shopping center and operating expenses increased to $127.1 million in 2002 compared to $109.5 million in 2001. The increase is a result of $5.0 million of increased property taxes, insurance and other recoverable and non-recoverable expenses at the Same Centers. Additionally, effective March 29, 2001, the Macerich Property Management Company merged with and into Macerich Property Management Company, LLC ("MPMC, LLC"). Expenses for MPMC, LLC for periods commencing March 29, 2001, were consolidated and represent $1.2 million of the change. Prior to March 29, 2001, Macerich Property Management

48     The Macerich Company

Company was an unconsolidated entity accounted for using the equity method of accounting. The 2002 Acquisition Center accounted for $4.2 million of the increase in expenses, $10.9 million of the increase related to Westcor and $0.7 million relates to the Redevelopment Centers. These increases are offset by decreases of approximately $2.9 million related to the sale of Villa Marina Marketplace.

REIT general and administrative expenses increased to $7.4 million in 2002 from $6.8 million in 2001, primarily due to increases in professional services, travel expenses and stock-based compensation expense.

Depreciation and Amortization

Depreciation and amortization increased to $77.6 million in 2002 from $65.0 million in 2001. Approximately $3.6 million relates to additional capital costs at the Same Centers, $2.3 million relates to the 2002 Acquisition Center and $7.6 million relates to Westcor. This increase is offset by a decrease of $2.3 million from the sale of Villa Marina Marketplace.

Interest Expense

Interest expense increased to $122.6 million in 2002 from $109.6 million in 2001. Approximately $18.4 million of the increase is related to the debt from the Westcor transaction and $1.8 million from the 2002 Acquisition Center. This increase is offset by decreases of approximately $4.0 million related to the sale of Villa Marina Marketplace and approximately $0.9 million related to the payoff of debt in 2001. In addition, the interest expense relating to the debentures paid off in December 2002 reduced interest expense by $2.3 million in 2002 compared to 2001. Capitalized interest was $7.8 million in 2002, up from $5.7 million in 2001.

Minority Interest

The minority interest represents the 24.7% weighted average interest of the Operating Partnership that was not owned by the Company during 2002. This compares to 24.8% not owned by the Company during 2001.

Equity in Income from Unconsolidated Joint Ventures and Macerich Management Companies

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

The Macerich Company    49

compared to a gain on sale of assets of $24.5 million in 2001 as a result of the Company selling Villa Marina Marketplace on December 14, 2001.

Loss from Early Extinguishment of Debt

In 2002, the Company recorded a loss from early extinguishment of debt of $3.6 million compared to a loss of $2.0 million in 2001.

Discontinued Operations

The 2002 gain of $26.1 million was a result of the Company selling Boulder Plaza and recognizing a $13.9 million gain on March 19, 2002, and the Company recognizing a gain of $12.2 million as a result of the Company selling the former Montgomery Ward site at Pacific View Mall.

Net Income Available to Common Stockholders

Primarily as a result of the sales of Boulder Plaza and the former Montgomery Ward site at Pacific View Mall, the 2002 Acquisition Center, the Westcor transaction, the income from Unconsolidated Joint Ventures and the foregoing results, net income available to common stockholders increased to $61.0 million in 2002 from $58.0 million in 2001.

Operating Activities

Cash flow from operations was $206.2 million in 2002 compared to $140.5 million in 2001. The increase is primarily due to the Westcor transaction, the 2002 Acquisition Center, consolidating the results of MPMC, LLC effective March 29, 2001, and increased net operating income at the Centers as mentioned above.

Investing Activities

Cash used in investing activities was $918.3 million in 2002 compared to cash used in investing activities of $57.3 million in 2001. The change resulted primarily from the Westcor transaction, the 2002 Acquisition Center and the write-down of assets of $10.2 million relating to MerchantWired, LLC, which is reflected in equity in income of unconsolidated joint ventures. These decreases are offset by the net cash proceeds received of $15.3 million in 2002 from the sales of Boulder Plaza and the former Montgomery Wards site at Pacific View Mall.

Financing Activities

Cash flow provided by financing activities was $739.1 million in 2002 compared to cash flow used in financing activities of $93.0 million in 2001. The change resulted primarily from the new debt from the Westcor transaction, the $471.9 million of net proceeds from the 2002 equity offerings, the financing of the 2002 Acquisition Center and the refinancing of Centers in 2001.

Funds From Operations

Primarily because of the factors mentioned above, Funds from Operations—Diluted increased 12.2% to $194.6 million in 2002 from $173.4 million in 2001. For the reconciliation of FFO and FFO-diluted to net income available to common stockholders, see "Funds from Operations."

50     The Macerich Company

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

(Dollars in Millions)
	2003	2002	2001

Acquisitions of property and equipment	$340.0	$1,661.2	$20.7
Development, redevelopment and expansion of Centers	183.9	65.2	43.1
Renovations of Centers	24.5	6.9	14.6
Tenant allowances	12.0	16.0	16.4
Deferred leasing charges	18.5	16.5	13.9

Total	$578.9	$1,765.8	$108.7

Management expects similar levels to be incurred in future years for tenant allowances and deferred leasing charges and to incur between $125 million to $180 million in 2004 for development, redevelopment, expansion and renovations, excluding the Queens Center expansion and the developments of La Encantada and Scottsdale 101 which will be separately financed as described below. Capital for major expenditures or major developments and redevelopments has been, and is expected to continue to be, obtained from equity or debt financings which include borrowings under the Company's line of credit and construction loans. However, many factors impact the Company's ability to access capital, such as its overall debt level, interest rates, interest coverage ratios and prevailing market conditions.

On February 28, 2002, the Company issued 1,968,957 common shares with total net proceeds of $52.3 million. The proceeds from the sale of the common shares were used principally to finance a portion of the Queens Center expansion and redevelopment project and for general corporate purposes. The Queens Center expansion and redevelopment is anticipated to cost between $250 million and $275 million. The Company has a $225.0 million construction loan which converts to a permanent loan at completion and stabilization, which is collateralized by the Queens Center property, to finance the remaining project costs. Construction began in the second quarter of 2002 with completion estimated to be, in phases, through late 2004 and stabilization expected in 2005.

The Company has obtained construction loans for $51.0 million and $54.0 million for the developments of La Encantada and Scottsdale 101, respectively. These loans will be funded as construction costs are incurred.

The Company believes that it will have access to the capital necessary to expand its business in accordance with its strategies for growth and maximizing Funds from Operations. The Company presently intends to

The Macerich Company    51

obtain additional capital necessary for these purposes through a combination of debt or equity financings, joint ventures and the sale of non-core assets. The Company believes joint venture arrangements have in the past and may in the future provide an attractive alternative to other forms of financing, whether for acquisitions or other business opportunities.

The Company's total outstanding loan indebtedness at December 31, 2003 was $3.7 billion (including its pro rata share of joint venture debt). This equated to a debt to Total Market Capitalization (defined as total debt of the Company, including its pro rata share of joint venture debt, plus aggregate market value of outstanding shares of common stock, assuming full conversion of OP Units and preferred stock into common stock) ratio of approximately 52.5% at December 31, 2003. The majority of the Company's debt consists of fixed-rate conventional mortgages payable collateralized by individual properties.

The Company has filed a shelf registration statement, effective June 6, 2002, to sell securities. The shelf registration is for a total of $1.0 billion of common stock, common stock warrant or common stock rights. The Company sold a total of 15.2 million shares of common stock under this shelf registration on November 27, 2002. The aggregate offering price of this transaction was approximately $440.2 million, leaving approximately $559.8 million available under the shelf registration statement. In addition, the Company filed another shelf registration statement, effective October 27, 2003, to sell up to $300 million of preferred stock.

The Company had a credit facility of $200.0 million with a maturity of July 26, 2002 with a right to extend the facility subject to certain conditions. On July 26, 2002, concurrent with the closing of Westcor, the Company replaced this $200.0 million credit facility with a new $425.0 million revolving line of credit. This increased revolving line of credit has a three-year term plus a one-year extension. The interest rate fluctuates from LIBOR plus 1.75% to LIBOR plus 3.00% depending on the Company's overall leverage level. As of December 31, 2003 and 2002, $319.0 million and $344.0 million was outstanding at an average interest rate of 3.69% and 4.72%, respectively.

On May 13, 2003, the Company issued $250.0 million in unsecured notes maturing in May 2007 with a one-year extension option bearing interest at LIBOR plus 2.50%. The proceeds were used to pay down and create more availability under the Company's line of credit. At December 31, 2003, the entire $250.0 million of notes were outstanding at an interest rate of 4.45%. In October 2003, the Company entered into an interest rate swap agreement which effectively fixed the interest rate at 4.45% from November 2003 to October 13, 2005.

The Company had $125.1 million of convertible subordinated debentures (the "Debentures") which matured December 15, 2002. On December 13, 2002, the Debentures were repaid in full, using the Company's revolving credit facility.

At December 31, 2003, the Company had cash and cash equivalents available of $47.2 million.

Funds From Operations

The Company uses Funds from Operations ("FFO") in addition to net income to report its operating and financial results and considers FFO and FFO-diluted as supplemental measures for the real estate industry

52     The Macerich Company

and a supplement to Generally Accepted Accounting Principles ("GAAP") measures. The National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss) (computed in accordance with GAAP, excluding gains (or losses) from extraordinary items and sales of depreciated operating properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. FFO and FFO on a fully diluted basis, are useful to investors in comparing operating and financial results between periods. This is especially true since FFO excludes real estate depreciation and amortization, as the Company believes real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time. FFO on a fully diluted basis, is one of the measures investors find most useful in measuring the dilutive impact of outstanding convertible securities. FFO does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net income as defined by GAAP and is not indicative of cash available to fund all cash flow needs. FFO, as presented, may not be comparable to similarly titled measures reported by other real estate investment trusts. The reconciliation of FFO and FFO-diluted to net income available to common stockholders is provided below.

In compliance with the Securities and Exchange Commission's Regulation G and Amended Item 10 of Regulation S-K relating to non-GAAP financial measures, the Company has revised its FFO definition as of January 1, 2003 and for all prior periods presented, to include gain or loss on sales of peripheral land, impairment of assets, losses on debt-related transactions and the effect of SFAS No. 141 to amortize the below market leases which are recorded in minimum rents. The Company's revised definition is in accordance with the definition provided by NAREIT.

The inclusion of gains (losses) on sales of peripheral land included in FFO for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 were $1.4 million (including $0.4 million from joint ventures at pro rata), $2.5 million (including $2.4 million from joint ventures at pro rata), $0.3 million (including $0.1 million from joint ventures at pro rata), ($0.7) million (including ($0.7) million from joint ventures at pro rata), and $1.6 million (including $1.6 million from joint ventures at pro rata), respectively. The inclusion of gains (losses) on sales of peripheral land included in FFO for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 were ($0.1) million, $0.1 million, $0.1 million, $0.2 million and $0.4 million, respectively. All of these amounts represented amounts from joint ventures at pro rata.

FFO and FFO-diluted, for the years ended December 31, 2002, 2001, 2000, 1999, 1998, 1997, 1996, 1995 and 1994 have been restated to reflect the Company's share of impairment of assets and losses on debt-related transactions, the latter of which was previously reported as extraordinary items under GAAP. The Company's write-off of impairment of assets for 2002 was $13.3 million (including $10.2 million from joint ventures at pro rata). There were no write-offs of impairment of assets for the years ended December 31, 2001, 2000, 1999, 1998, 1996, 1995 or 1994. In 1997, the write-down from the impairment of a joint venture asset for $10.5 million has been reflected in FFO for that period. The Company's losses on debt-related transactions for the years ended December 31, 2002, 2001, 2000, 1999, 1998, 1997, 1996 and 1995 were $3.6 million, $2.0 million, $0.5 million (including $0.2 million from joint ventures at pro rata) $1.5 million, $2.4 million, $0.6 million, $0.3 million and $1.3 million respectively. There were no losses from debt-related transactions in 1994.

The Macerich Company    53

The following reconciles net income available to common stockholders to FFO and FFO-diluted:

(amounts in thousands)
	2003		2002		2001		2000		1999		1998		1997		1996		1995		1994
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Net income-available to common stockholders		$113,218		$60,965		$58,035		$37,971		$110,873		$32,528		$22,046		$18,911		$11,303		$10,450
Adjustments to reconcile net income to FFO-basic:
Minority interest		28,907		20,189		19,001		12,168		38,335		12,902		10,567		10,975		8,246		8,008
(Gain) loss on sale or write-down of wholly-owned assets		(34,451)		(22,253)		(24,491)		2,773		(95,981)		(9)		(1,619)		—		—		—
Add: Gain on land sales—consolidated assets		1,054		128		215		—		—		—		—		—		—		—
Less: Impairment writedown of consolidated assets		—		(3,029)		—		—		—		—				—		—		—
(Gain) loss on sale or write-down of assets from unconsolidated entities (pro rata)		(155)		8,021		(191)		(235)		193		143		10,400		(110)		(240)		(366)
Add: Gain (loss) on land sales—pro rata unconsolidated entities		387		2,403		123		(659)		1,637		(164)		95		110		240		361
Less: Impairment writedown of pro rata unconsolidated entities		—		(10,237)		—		—		—		—		(10,495)		—		—		—
Depreciation and amortization on wholly-owned centers		109,028		78,837		65,983		61,647		61,383		53,141		41,535		32,591		25,749		23,195
Depreciation and amortization on joint ventures and from the management companies (pro rata)		45,674		37,355		28,077		24,472		19,715		10,879		2,312		2,096		2,255		1,797
Cumulative effect of change in accounting principle—wholly-owned centers		—		—		—		963		—		—		—		—		—		—
Cumulative effect of change in accounting principle—pro rata unconsolidated entities		—		—		128		787		—		—		—		—		—		—
Less: depreciation on personal property and amortization of loan costs and interest rate caps		(9,346)		(7,463)		(4,969)		(5,106)		(4,271)		(3,716)		(2,608)		(2,350)		(3,674)		(3,741)

FFO—basic(1)	67,332	254,316	49,611	164,916	44,963	141,911	45,050	134,781	46,130	131,884	43,016	105,704	37,982	72,233	32,934	62,223	26,930	43,879	25,645	39,704
Additional adjustments to arrive at FFO-diluted:
Impact of convertible preferred stock	7,386	14,816	9,115	20,417	9,115	19,688	9,115	18,958	9,115	18,138	6,058	11,547	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Impact of stock options using the treasury method	480	—	456	—	(n/a antidilutive)		(n/a antidilutive)		462		612	—	421	—	386	—	—	—	—	—
Impact of restricted stock using the treasury method	(n/a antidilutive)		(n/a antidilutive)		(n/a antidilutive)		(n/a antidilutive)		—	1,823	—	668		239	—	—	—	—	—	—
Impact of convertible debentures	—	—	3,833	9,310	4,824	11,773	5,154	12,542	5,186	12,616	(n/a antidilutive)		n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

FFO—diluted(2)	75,198	$269,132	63,015	$194,643	58,902	$173,372	59,319	$166,281	60,893	$164,461	49,686	$117,919	38,403	$72,472	33,320	$62,223	26,930	$43,879	25,645	$39,704

(1)
Calculated based upon basic net income as adjusted to reach basic FFO. As of December 31, 2003, 2002, 2001, 2000, 1999, 1998, 1997, 1996, 1995 and 1994 14.2 million, 13.7 million, 11.2 million, 11.2 million, 11.0 million, 12.2 million, 12.1 million, 12.1 million, 11.4 million and 11.4 million of OP Units and Westcor partnership units were outstanding, respectively.

(2)
The computation of FFO—diluted shares outstanding includes the effect of outstanding common stock options and restricted stock using the treasury method. The convertible debentures were dilutive for the years ended December 31, 2002, 2001, 2000 and 1999 and were included in the FFO calculation. The convertible debentures were paid off in full on December 13, 2002. On February 25, 1998, the Company sold $100 million of its Series A Preferred Stock. On June 16, 1998, the Company sold $150 million of its Series B Preferred Stock. On September 9, 2003, 5.5 million shares of Series B Preferred Stock were converted into common shares. The preferred stock can be converted on a one-for-one basis for common stock. The preferred shares are assumed converted for purposes of 2003, 2002, 2001, 2000, 1999 and 1998 FFO-diluted as they are dilutive to that calculation.

54     The Macerich Company

Included in minimum rents were rents attributable to the accounting practice of straight-lining of rents. The amount of straight-lining of rents, including the Company's pro rata share from joint ventures, that impacted minimum rents was $4.8 million for 2003, $3.4 million for 2002, $1.3 million for 2001, $3.1 million for 2000 and $5.0 million for 1999. The increase in straight-lining of rents in 2003 and 2002 compared to 2001 is related to the acquisition of The Oaks and the Westcor portfolio in 2002. These are offset by decreases due to the Company structuring its new leases using rent increases tied to the change in CPI rather than using contractually fixed rent increases.

Inflation

In the last three years, inflation has not had a significant impact on the Company because of a relatively low inflation rate. Most of the leases at the Centers have rent adjustments periodically through the lease term. These rent increases are either in fixed increments or based on using an annual multiple of increases in the CPI. In addition, about 7%-12% of the leases expire each year, which enables the Company to replace existing leases with new leases at higher base rents if the rents of the existing leases are below the then existing market rate. Additionally, the majority of the leases require the tenants to pay their pro rata share of operating expenses.

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

New Pronouncements Issued

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, and amendment of FASB Statement No. 123" ("SFAS No. 148"). SFAS No. 148 amended SFAS No 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for employee stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No 123 to require prominent disclosure in annual and interim financial statements about the method of accounting for stock-based compensation and its effect on reported results. Prior to the issuance of SFAS No. 148, the Company adopted the provisions of SFAS No. 123 and will prospectively expense all stock options issued subsequent to January 1, 2002. On October 8, 2003, the Company granted 2,500 stock options. On December 31, 2002, the Company granted 25,000 stock options. The expense as determined under SFAS 123 was not material to the Company's consolidated financial statements for the years ended December 31, 2003 and 2002.

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

The Macerich Company    55

a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has reviewed the provisions of this Interpretation relating to initial recognition and measurement of guarantor liabilities, which are effective for qualifying guarantees entered into or modified after December 31, 2002. The Company has not modified or entered into any qualifying guarantees during the twelve months ending December 31, 2003.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51." FIN 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: 1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, and 2) the equity investors lack an essential characteristic of a controlling financial interest. FIN 46 was effective immediately for all variable interest entities acquired after January 31, 2003 and for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003. In December 2003, the FASB deferred the effective date of FIN 46 for variable interests acquired before February 1, 2003 to the first reporting period ending after March 15, 2004. The Company has adopted the provisions of FIN 46 for all non-special purpose entities created after February 1, 2003, and such adoption did not determine the existence of any variable interest entities. The Company is currently analyzing its investments in joint ventures created before February 1, 2003. It is reasonably possible that the Company will initially consolidate or disclose information about investments in joint ventures as they may be deemed to be variable interest entities under FIN 46. The Company's maximum exposure to loss related to investments in joint ventures as of December 31, 2003 was $573,587. Effective July 1, 2003, the Company has consolidated Macerich Management Company ("MMC"), in accordance with FIN 46. The results to the consolidated financial statements did not have a material impact. Prior to July 1, 2003, MMC was accounted for under the equity method in the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of this pronouncement did not have a material impact on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. Financial instruments within the scope of the pronouncement include mandatorily redeemable financial instruments, obligations to repurchase the issuer's equity shares by transferring assets, and certain obligations to issue a variable number of shares. SFAS 150 was effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS 150 originally was effective July 1, 2003 for the Company. In October 2003, the FASB voted to defer certain provisions of SFAS 150 indefinitely. For those provisions of SFAS 150 adopted by the Company, there was no material impact to its financial position or results of operations. For those provisions of SFAS 150 deferred by the FASB, the Company

56     The Macerich Company

does not expect there will be a material impact on its financial position or results of operations upon adoption.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company's primary market risk exposure is interest rate risk. The Company has managed and will continue to manage interest rate risk by (1) maintaining a ratio of fixed rate, long-term debt to total debt such that variable rate exposure is kept at an acceptable level, (2) reducing interest rate exposure on certain long-term variable rate debt through the use of interest rate caps and/or swaps with appropriately matching maturities, (3) using treasury rate locks where appropriate to fix rates on anticipated debt transactions, and (4) taking advantage of favorable market conditions for long-term debt and/or equity.

The following table sets forth information as of December 31, 2003 concerning the Company's long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV"):

(dollars in thousands)
	For the Years Ended December 31,
	2004	2005	2006	2007	2008	Thereafter	Total	FV

CONSOLIDATED CENTERS:
Long term debt:
Fixed rate	$32,674	$32,469	$106,462	$115,197	$307,064	$1,012,137	$1,606,003	$1,709,891
Average interest rate	6.66%	6.67%	6.66%	6.74%	6.75%	6.56%	6.65%	—
Variable rate	148,753	576,510	—	250,000	—	101,333	$1,076,596	1,076,596
Average interest rate	2.65%	3.73%	—	4.45%	—	3.62%	3.55%	—

Total debt—Consolidated Centers	$181,427	$608,979	$106,462	$365,197	$307,064	$1,113,470	$2,682,599	$2,786,487

JOINT VENTURE CENTERS:
(at Company's pro rata share:)
Fixed rate	$16,129	$94,795	$271,864	$127,876	$64,627	$286,592	$861,883	$920,456
Average interest rate	6.40%	6.35%	6.29%	6.57%	6.71%	7.04%	6.40%	—
Variable rate	9,336	14,170	160,653	—	—	—	$184,159	184,159
Average interest rate	2.80%	3.14%	1.72%	—	—	—	1.88%	—

Total debt—Joint Ventures	$25,465	$108,965	$432,517	$127,876	$64,627	$286,592	$1,046,042	$1,104,615

The consolidated Centers' total fixed rate debt increased from $1,591,738 at December 31, 2002 to $1,606,003 at December 31, 2003. The average interest rate at December 31, 2002 and 2003 was 6.94% and 6.65%, respectively.

The consolidated Centers' total variable rate debt increased from $700,170 at December 31, 2002 to $1,076,596 at December 31, 2003. The average interest rate at December 31, 2002 and 2003 was 4.33% and 3.55%, respectively.

The Company's pro rata share of the Joint Venture Centers' fixed rate debt at December 31, 2002 and 2003 was $789,412 and $861,883, respectively. The average interest rate decreased from 6.48% in 2002 to 6.40% in 2003. The Company's pro rata share of the Joint Venture Centers' variable rate debt at December 31, 2002 and 2003 was $294,906 and $184,159, respectively. The average interest rate decreased from 2.61% in 2002 to 1.88% in 2003.

The Macerich Company    57

See "Item 2—Mortgage Debt" for additional information on new financing arrangements during 2003.

The Company uses derivative financial instruments in the normal course of business to manage, or hedge, interest rate risk and records all derivatives on the balance sheet at fair value. The Company requires that hedging derivative instruments are effective in reducing the risk exposure that they are designated to hedge. For derivative instruments associated with the hedge of an anticipated transaction, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Any instrument that meets these hedging criteria is formally designated as a hedge at the inception of the derivative contract. When the terms of an underlying transaction are modified resulting in some ineffectiveness, the portion of the change in the derivative fair value related to ineffectiveness from period to period will be included in net income. If any derivative instrument used for risk management does not meet the hedging criteria then it is marked-to-market each period, however, the Company intends for all derivative transactions to meet all the hedge criteria and qualify as hedges.

On an ongoing quarterly basis, the Company adjusts its balance sheet to reflect the current fair value of its derivatives. Changes in the fair value of derivatives are recorded each period in income or comprehensive income, depending on whether the derivative is designated and effective as part of a hedged transaction, and on the type of hedge transaction. To the extent that the change in value of a derivative does not perfectly offset the change in value of the instrument being hedged, the ineffective portion of the hedge is immediately recognized in income. Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to income. This reclassification occurs when the hedged items are also recognized in income. The Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.

To determine the fair value of derivative instruments, the Company uses standard market conventions and techniques such as discounted cash flow analysis, option pricing models, and termination cost at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

The $250.0 million variable rate debt maturing in 2007 has an interest rate swap agreement which effectively fixed the interest rate at 4.45% from November 2003 to October 13, 2005. The fair value of this swap agreement at December 31, 2003 was $228.

The Company has an interest rate cap with a notional amount of $92,000 on their $108,000 loan on The Oaks. This interest rate cap prevents the LIBOR interest rate from exceeding 7.10%. This cap agreement terminates July 1, 2004. The fair value of this cap agreement at December 31, 2003 was zero.

The Company's East Mesa Land and Superstition Springs joint venture have an interest rate swap which converts $12,845 of variable rate debt with a weighted average interest rate of 3.97% to a fixed rate of 5.39%. This swap has been designated as a hedge in accordance with SFAS No. 133. Additionally, interest rate caps were simultaneously sold to offset the effect of the interest rate cap agreements. These interest rate caps do not qualify for hedge accounting in accordance with SFAS 133.

58     The Macerich Company

In addition, the Company has assessed the market risk for its variable rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $10.1 million per year based on $1.0 billion outstanding of variable rate debt, excluding the $250.0 million of debt maturing in 2007, at December 31, 2003.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

The chief executive officer and chief financial officer of the Company (collectively, the "certifying officers") have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the annual period covered by this report. The certifying officers concluded, based on their evaluation, that the Company's disclosure controls and procedures were effective as of the end of the annual period covered by this report. There has been no change in the Company's internal control over financial reporting that occurred during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part III

Item 10. Directors and Executive Officers of the Company.

There is hereby incorporated by reference the information which appears under the captions "Information Regarding Nominees and Directors," "Executive Officers," "Section 16 (a) Beneficial Ownership Reporting Compliance," "Audit Committee Matters" and "Code of Ethics" in the Company's definitive proxy statement for its 2004 Annual Meeting of Stockholders and is responsive to the information required by this Item.

Item 11. Executive Compensation.

There is hereby incorporated by reference the information which appears under the caption "Election of Directors" in the Company's definitive proxy statement for its 2004 Annual Meeting of Stockholders and is responsive to the information required by this Item. Notwithstanding the foregoing, the Report of the Compensation Committee on executive compensation and the Stock Performance Graph set forth therein shall not be incorporated by reference herein, in any of the Company's prior or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent the Company specifically incorporates such report or stock performance graph by reference therein and shall not be otherwise deemed filed under either of such Acts.

The Macerich Company    59

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

There is hereby incorporated by reference the information which appears under the captions "Principal Stockholders," "Information Regarding Nominees and Directors" and "Executive Officers" in the Company's definitive proxy statement for its 2004 Annual Meeting of Stockholders and is responsive to the information required by this Item.

Item 13. Certain Relationships and Related Transactions

There is hereby incorporated by reference the information which appears under the captions "Certain Transactions" in the Company's definitive proxy statement for its 2004 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

There is hereby incorporated by reference the information which appears under the captions "Principal Accountant Fees and Services" and "Audit Committee Pre-Approval Policy" in the Company's definitive proxy statement for its 2004 Annual Meeting of Stockholders.

60     The Macerich Company

PART IV

Item 15. Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K

			Page

(a)	1.	Financial Statements of the Company
		Report of Independent Auditors	63
		Consolidated balance sheets of the Company as of December 31, 2003 and 2002	64
		Consolidated statements of operations of the Company for the years ended December 31, 2003, 2002 and 2001	65
		Consolidated statements of common stockholders' equity of the Company for the years ended December 31, 2003, 2002 and 2001	66
		Consolidated statements of cash flows of the Company for the years ended December 31, 2003, 2002 and 2001	67
		Notes to consolidated financial statements	68-104
	2.	Financial Statements of Pacific Premier Retail Trust
		Report of Independent Auditors	105
		Consolidated balance sheets of Pacific Premier Retail Trust as of December 31, 2003 and 2002	106
		Consolidated statements of operations of Pacific Premier Retail Trust for the years ended December 31, 2003, 2002 and 2001	107
		Consolidated statements of stockholders' equity of Pacific Premier Retail Trust for the years ended December 31, 2003, 2002 and 2001	108
		Consolidated statements of cash flows of Pacific Premier Retail Trust for the years ended December 31, 2003, 2002 and 2001	109
		Notes to consolidated financial statements	110-119
	3.	Financial Statements of SDG Macerich Properties, L.P.
		Independent Auditors' Report	120
		Balance sheets of SDG Macerich Properties, L.P. as of December 31, 2003 and 2002	121
		Statements of operations of SDG Macerich Properties, L.P. for the years ended December 31, 2003, 2002 and 2001	122
		Statements of cash flows of SDG Macerich Properties, L.P. for the years ended December 31, 2003, 2002 and 2001	123
		Statements of partners' equity of SDG Macerich Properties, L.P. for the years ended December 31, 2003, 2002 and 2001	124
		Notes to financial statements	125-130

The Macerich Company    61

	4.	Financial Statement Schedules
		Schedule III—Real estate and accumulated depreciation of the Company	131-132
		Schedule III—Real estate and accumulated depreciation of Pacific Premier Retail Trust	133-134
		Schedule III—Real estate and accumulated depreciation of SDG Macerich Properties, L.P	135-136
(b)	1.	Reports on Form 8-K
		Current Report on Form 8-K event date May 13, 2003 (reporting announcement of results of operations for the Company for the quarter ended March 31, 2003) (Furnished).

		Current Report on Form 8-K event date July 14, 2003 (reporting the Company's adoption of SFAS 145 on January 1, 2003) and including the financial statements and selected financial data of the Company filed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 modified solely to reflect the adoption of SFAS 145.
		Current Report on Form 8-K event date August 7, 2003 (reporting announcement of results of operations for the Company for the quarter ended June 30, 2003) (Furnished).
		Current Report on Form 8-K event date November 4, 2003 (reporting announcement of results of operations for the Company for the quarter ended September 30, 2003) (Furnished).
		Current Report on Form 8-K event date February 10, 2004 (reporting announcement of results of operations for the Company for the quarter ended December 31, 2003) (Furnished).
(c)	1.	Exhibits
		The Exhibit Index attached hereto is incorporated by reference under this item

62     The Macerich Company

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of The Macerich Company:

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of The Macerich Company (the "Company") at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(4) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule of the Company based on our audits. We did not audit the financial statements of SDG Macerich Properties, L.P. (the "Partnership"), the investment in which is reflected in the accompanying consolidated financial statements using the equity method of accounting. The investment in the Partnership represents approximately 3.7% and 4.3% of the Company's consolidated total assets at December 31, 2003 and 2002, respectively, and the equity in income, net of minority interest, represents approximately 12.5%, 22.6% and 19.7% of the related consolidated net income for each of the three years in the period ended December 31, 2003. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the Partnership, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2003, the Company adopted Statement of Financial Accounting Standard No. 145.

As discussed in Notes 2 and 13 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 123 and 144 and effective July 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 141.

PricewaterhouseCoopers LLP
Los Angeles, CA March 11, 2004

The Macerich Company    63

THE MACERICH COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31,
	2003	2002

ASSETS
Property, net	$3,226,725	$2,842,177
Cash and cash equivalents	47,160	53,559
Tenant receivables, net	69,399	47,741
Deferred charges and other assets, net	189,758	71,547
Loans to unconsolidated joint ventures	29,237	28,533
Due from affiliates	5,406	1,318
Investments in unconsolidated joint ventures and the management companies	577,908	617,205

Total assets	$4,145,593	$3,662,080

LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY:
Mortgage notes payable:
Related parties	$129,084	$80,214
Others	1,787,714	1,662,894

Total	1,916,798	1,743,108
Bank notes payable	765,801	548,800
Accounts payable and accrued expenses	54,681	30,555
Other accrued liabilities	116,067	67,791
Preferred stock dividend payable	2,212	5,195

Total liabilities	2,855,559	2,395,449

Minority interest	237,615	221,497

Commitments and contingencies (Note 11)
Series A cumulative convertible redeemable preferred stock, $.01 par value, 3,627,131 shares authorized, issued and outstanding at December 31, 2003 and 2002	98,934	98,934
Series B cumulative convertible redeemable preferred stock, $.01 par value, 0 and 5,487,471 shares authorized, issued and outstanding at December 31, 2003 and 2002, respectively	—	148,402

	98,934	247,336

Common stockholders' equity:
Common stock, $.01 par value, 145,000,000 shares authorized, 57,902,524 and 51,490,929 shares issued and outstanding at December 31, 2003 and 2002, respectively	578	514
Additional paid-in capital	1,008,488	835,900
Accumulated deficit	(38,541)	(23,870)
Accumulated other comprehensive loss	(2,335)	(4,811)
Unamortized restricted stock	(14,705)	(9,935)

Total common stockholders' equity	953,485	797,798

Total liabilities, preferred stock and common stockholders' equity	$4,145,593	$3,662,080

The accompanying notes are an integral part of these financial statements.

64     The Macerich Company

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

	For the years ended December 31,
	2003	2002	2001

REVENUES:
Minimum rents	$295,487	$228,753	$197,140
Percentage rents	12,999	11,145	12,214
Tenant recoveries	159,769	120,574	108,322
Other	17,749	12,028	11,476

Total revenues	486,004	372,500	329,152

EXPENSES:
Shopping center and operating expenses	171,681	127,080	109,480
REIT general and administrative expenses	10,724	7,435	6,780

	182,405	134,515	116,260

Interest expense:
Related parties	5,689	5,815	6,935
Others	126,823	116,799	102,711

Total interest expense	132,512	122,614	109,646

Depreciation and amortization	108,695	77,566	65,024
Equity in income of unconsolidated joint ventures and the management companies	58,897	43,049	32,930
Gain (loss) on sale of assets	12,420	(3,820)	24,491
Loss on early extinguishment of debt	(155)	(3,605)	(2,034)

Income from continuing operations	133,554	73,429	93,609
Discontinued operations:
Gain on sale of assets	22,031	26,073	—
Income from discontinued operations	1,356	2,069	3,115

Total from discontinued operations	23,387	28,142	3,115

Income before minority interest	156,941	101,571	96,724
Less: Minority interest	28,907	20,189	19,001

Net income	128,034	81,382	77,723
Less: Preferred dividends	14,816	20,417	19,688

Net income available to common stockholders	$113,218	$60,965	$58,035

Earnings per common share—basic:
Income from continuing operations	$1.76	$1.06	$1.65
Discontinued operations	0.35	0.57	0.07

Net income per share available to common stockholders	$2.11	$1.63	$1.72

Weighted average number of common shares outstanding—basic	53,669,000	37,348,000	33,809,000

Earnings per common share—diluted:
Income from continuing operations	$1.74	$1.06	$1.65
Discontinued operations	0.35	0.56	0.07

Net income per share—available to common stockholders	$2.09	$1.62	$1.72

Weighted average number of common shares outstanding—diluted	75,198,000	50,066,000	44,963,000

The accompanying notes are an integral part of these financial statements.

The Macerich Company    65

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

(Dollars in thousands, except share and per share data)

	Common Stock (# shares)	Common Stock Par Value	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Unamortized Restricted Stock	Total Common Stockholders' Equity

Balance December 31, 2000	33,612,462	$338	$359,306	$10,314	—	($7,686)	$362,272
Comprehensive income:
Net income				77,723			77,723
Cumulative effect of change in accounting principle					($7,148)		(7,148)
Reclassification of deferred losses					1,328		1,328

Total comprehensive income				77,723	(5,820)		71,903
Issuance costs			90				90
Issuance of restricted stock	145,602		3,196				3,196
Unvested restricted stock	(145,602)					(3,196)	(3,196)
Restricted stock vested in 2001	120,852					3,911	3,911
Exercise of stock options	248,632	2	4,848				4,850
Distributions paid $(2.14) per share				(73,293)			(73,293)
Preferred dividends				(19,688)			(19,688)
Adjustment to reflect minority interest on a pro rata basis according to year end ownership percentage of Operating Partnership			(1,091)				(1,091)

Balance December 31, 2001	33,981,946	340	366,349	(4,944)	(5,820)	(6,971)	348,954
Comprehensive income:
Net income				81,382			81,382
Reclassification of deferred losses					1,328		1,328
Interest rate swap agreement					(319)		(319)

Total comprehensive income				81,382	1,009		82,391
Issuance costs			(23,390)				(23,390)
Common stock offerings	17,148,957	172	495,100				495,272
Issuance of restricted stock	262,082		7,748				7,748
Unvested restricted stock	(262,082)					(7,748)	(7,748)
Restricted stock vested in 2002	152,967					4,784	4,784
Exercise of stock options	207,059	2	4,254				4,256
Distributions paid $(2.22) per share				(79,891)			(79,891)
Preferred dividends				(20,417)			(20,417)
Adjustment to reflect minority interest on a pro rata basis according to year end ownership percentage of Operating Partnership			(14,161)				(14,161)

Balance December 31, 2002	51,490,929	514	835,900	(23,870)	(4,811)	(9,935)	797,798
Comprehensive income:
Net income				128,034			128,034
Reclassification of deferred losses					1,328		1,328
Interest rate swap agreement					1,148		1,148

Total comprehensive income				128,034	2,476		130,510
Issuance costs			(254)				(254)
Issuance of restricted stock	374,846	4	12,262				12,266
Unvested restricted stock	(374,846)	(4)				(12,262)	(12,266)
Restricted stock vested in 2003	214,641	2				7,492	7,494
Exercise of stock options	519,954	5	10,981				10,986
Distributions paid $(2.32) per share				(127,889)			(127,889)
Preferred dividends				(14,816)			(14,816)
Conversion of OP Units to common stock	190,000	2	6,937				6,939
Conversion of Series B Preferred Stock to common stock	5,487,000	55	148,347				148,402
Adjustment to reflect minority interest on a pro rata basis according to year end ownership percentage of Operating Partnership			(5,685)				(5,685)

Balance December 31, 2003	57,902,524	$578	$1,008,488	($38,541)	($2,335)	($14,705)	$953,485

The accompanying notes are an integral part of these financial statements.

66     The Macerich Company

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the years ended December 31,
	2003	2002	2001

Cash flows from operating activities:
Net income-available to common stockholders	$113,218	$60,965	$58,035
Preferred dividends	14,816	20,417	19,688

Net income	128,034	81,382	77,723

Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt	155	3,605	2,034
(Gain) loss on sale of assets	(12,420)	3,820	(24,491)
Discontinued operations gain on sale of assets	(22,031)	(26,073)	—
Depreciation and amortization	109,029	78,837	65,983
Amortization of net (premium) discount on trust deed note payable	(2,235)	(1,070)	33
Minority interest	28,907	20,189	19,001
Changes in assets and liabilities, net of acquisitions:
Tenant receivables, net	(21,658)	(5,204)	(3,615)
Other assets	(7,573)	111	(529)
Accounts payable and accrued expenses	20,267	4,394	1,480
Due to affiliates	(4,088)	(2,316)	(7,802)
Other accrued liabilities	48,276	48,368	10,507
Accrued preferred stock dividend	(2,983)	182	182

Total adjustments	133,646	124,843	62,783

Net cash provided by operating activities	261,680	206,225	140,506

Cash flows from investing activities:
Acquisitions of property and property improvements	(167,643)	(487,325)	(14,889)
Development, redevelopment and expansion of centers	(166,309)	(58,062)	(35,892)
Renovations of centers	(21,718)	(3,403)	(17,372)
Tenant allowances	(7,265)	(7,818)	(9,856)
Deferred leasing charges	(15,214)	(7,352)	(13,668)
Equity in income of unconsolidated joint ventures and the management companies	(58,897)	(43,049)	(32,930)
Distributions from joint ventures	59,825	74,107	34,152
Contributions to joint ventures	(44,714)	(8,680)	(6,608)
Acquisitions of joint ventures	(68,320)	(363,459)	—
Loans to unconsolidated joint ventures	(704)	(28,533)	—
Proceeds from sale of assets	107,177	15,316	39,744

Net cash used in investing activities	(383,782)	(918,258)	(57,319)

Cash flows from financing activities:
Proceeds from mortgages, notes and debentures payable	646,429	1,295,390	345,727
Payments on mortgages, notes and debentures payable	(373,965)	(889,045)	(315,033)
Deferred financing costs	(3,326)	(14,361)	(2,852)
Net proceeds from equity offerings	—	471,882	—
Dividends and distributions	(138,619)	(104,327)	(101,144)
Dividends to preferred stockholders	(14,816)	(20,417)	(19,688)

Net cash provided by (used in) financing activities	115,703	739,122	(92,990)

Net (decrease) increase in cash	(6,399)	27,089	(9,803)
Cash and cash equivalents, beginning of period	53,559	26,470	36,273

Cash and cash equivalents, end of period	$47,160	$53,559	$26,470

Supplemental cash flow information:
Cash payment for interest, net of amounts capitalized	$138,067	$125,949	$109,856

Non-cash transactions:
Acquisition of property by assumption of debt	—	$373,452	—

Acquisition of property by issuance of operating partnership units	$30,201	$90,597	—

Disposition of property by assumption of debt	—	—	$58,000

Acquisition of property by assumption of joint venture debt	$180,000	—	—

The accompanying notes are an integral part of these financial statements.

The Macerich Company    67

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

1.    Organization and Basis of Presentation:

The Macerich Company (the "Company") is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community shopping centers (the "Centers") located throughout the United States.

The Company commenced operations effective with the completion of its initial public offering (the "IPO") on March 16, 1994. The Company is the sole general partner of and assuming conversion of the preferred units, holds a 81% ownership interest in The Macerich Partnership, L. P. (the "Operating Partnership"). The interests in the Operating Partnership are known as OP Units. OP Units not held by the Company are redeemable, subject to certain restrictions, on a one-for-one basis for the Company's common stock or cash at the Company's option.

The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. The 19% limited partnership interest of the Operating Partnership not owned by the Company is reflected in these financial statements as minority interest.

The property management, leasing and redevelopment of the Company's portfolio is provided by the Company's management companies, Macerich Property Management Company, LLC, ("MPMC, LLC") a single-member Delaware limited liability company, Macerich Management Company, a California corporation, Westcor Partners, LLC, a single member Arizona limited liability company, Macerich Westcor Management, LLC, a single member Delaware limited liability company and Westcor Partners of Colorado, LLC, a Colorado limited liability company. The three Westcor management companies are collectively referred to as the "Westcor Management Companies."

Basis Of Presentation:

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts of the Company and the Operating Partnership. Investments in entities in which the Operating Partnership owns in excess of 50% and has a controlling interest of the respective entity are consolidated; all other investments have been accounted for under the equity method and are reflected as "Investment in Joint Ventures and the Management Companies". Effective March 29, 2001, the Macerich Property Management Company merged with and into MPMC, LLC and the Company began consolidating the accounts of MPMC, LLC. Effective July 1, 2003, the Company began consolidating the accounts of Macerich Management Company, in accordance with FIN 46 (See Note 2). Prior to March 29, 2001 and July 1, 2003, the Company accounted for Macerich Property Management Company and Macerich Management Company, respectively, under the equity method of accounting. The use of the term "Macerich Management Companies" and "management companies" refers to Macerich Property Management Company prior to March 29, 2001 and Macerich Management Company prior to July 1, 2003

68     The Macerich Company

when their accounts were reflected in the Company's consolidated financial statements under the equity method of accounting.

All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

2.    Summary of Significant Accounting Policies:

Cash and Cash Equivalents:

The Company considers all highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents, for which cost approximates fair value. Included in cash is restricted cash of $6,805 at December 31, 2003 and $3,318 at December 31, 2002.

Tenant Receivables:

Included in tenant receivables are allowances for doubtful accounts of $4,177 and $2,871 at December 31, 2003 and 2002, respectively. Also included in tenant receivables are accrued overage rents of $5,057 and $4,846 at December 31, 2003 and 2002, respectively.

Revenues:

Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight-lining of rent adjustment." Rental income was increased by $2,887 in 2003, increased by $1,173 in 2002 and decreased by $72 in 2001 due to the straight-lining of rent adjustment. Percentage rents are recognized in accordance with Staff Accounting Bulletin 101. Percentage rents are accrued when leasees specified sales targets have been met.

Recoveries from tenants for real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred.

The Macerich and Westcor management companies provide property management, leasing, corporate, development, redevelopment and acquisition services to affiliated and non-affiliated shopping centers. In consideration for these services, the Macerich and Westcor management companies receive monthly management fees generally ranging from 1.5% to 6% of the gross monthly rental revenue of the properties managed.

Property:

Costs related to the development, redevelopment, construction and improvement of properties are capitalized. Interest incurred or imputed on development, redevelopment and construction projects are capitalized until construction is substantially complete.

The Macerich Company    69

Maintenance and repairs expenses are charged to operations as incurred. Costs for major replacements and betterments, which includes HVAC equipment, roofs, parking lots, etc. are capitalized and depreciated over their estimated useful lives. Gains and losses are recognized upon disposal or retirement of the related assets and are reflected in earnings, in accordance with SFAS No. 66—"Accounting for Sales of Real Estate."

Property is recorded at cost and is depreciated using a straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	5-40 years
Tenant improvements	initial term of related lease
Equipment and furnishings	5-7 years

The Company accounts for all acquisitions entered into subsequent to June 30, 2001 in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS 141"). The Company will first determine the value of the land and buildings utilizing an "as if vacant" methodology. The Company will then assign a fair value to any debt assumed at acquisition. The balance of the purchase price will be allocated to tenant improvements and identifiable intangible assets or liabilities. Tenant improvements represent the tangible assets associated with the existing leases valued on a historical basis prorated over the remaining lease terms. The tenant improvements are classified as an asset under real estate investments and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases which come in three forms: (i) origination value, which represents the value associated with "cost avoidance" of acquiring in-place leases, such as lease commissions paid under terms generally experienced in our markets; (ii) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the "assumed vacant" property to the occupancy level when purchased; and (iii) above or below market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks. Origination value is recorded as an other asset and is amortized over the remaining lease terms. Value of in-place leases is recorded as an other asset and amortized over the remaining lease term plus an estimate of renewal of the acquired leases. Above or below market leases are classified as an other asset or liability, depending on whether the contractual terms are above or below market, and the asset or liability is amortized to rental revenue over the remaining terms of the leases.

When the Company acquires real estate properties, the Company allocates the components of these acquisitions using relative fair values computed using its estimates and assumptions. These estimates and assumptions impact the amount of costs allocated between various components as well as the amount of

70     The Macerich Company

costs assigned to individual properties in multiple property acquisitions. These allocation also impact depreciation expense and gains or losses recorded on future sales of properties.

Depending on the materiality of the acquisition, the Company may engage a valuation firm to assist with the allocation.

The Company adopted SFAS 144 on January 1, 2002 which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

The Company assesses whether there has been an impairment in the value of its long-lived assets by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenants' ability to perform their duties and pay rent under the terms of the leases. The Company may recognize an impairment loss if the cash flows are not sufficient to cover its investment. Such a loss would be determined as the difference between the carrying value and the fair value of a center. Management believes no such impairment has occurred in its net property carrying values at December 31, 2003 and 2002.

Deferred Charges:

Costs relating to obtaining tenant leases are deferred and amortized over the initial term of the agreement using the straight-line method. Cost relating to financing of shopping center properties are deferred and amortized over the life of the related loan using the straight-line method, which approximates the effective interest method. In-place lease values are amortized over the remaining lease term plus an estimate of renewal. The present value of leasing commissions and legal costs are amortized on a straight-line basis over the individual lease years. The range of the terms of the agreements are as follows:

Deferred lease costs	1-15 years
Deferred financing costs	1-15 years
In-place lease values	Remaining lease term plus an estimate for renewal (weighted average 17 years)
Present value of leasing commissions and legal costs	5 years

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

The Macerich Company    71

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

The Company has made Taxable REIT Subsidiary elections for all of its corporate subsidiaries. The elections, effective for the year beginning January 1, 2001 and future years, were made pursuant to section 856(l) of the Internal Revenue Code. The Company's Taxable REIT Subsidiaries are subject to corporate level income taxes which are provided for in the Company's consolidated financial statements.

Each partner is taxed individually on its share of partnership income or loss, and accordingly, no provision for federal and state income tax is provided for the Operating Partnership in the consolidated financial statements.

The following table reconciles net income available to common stockholders to taxable income available to common stockholders for the years ended December 31:

	2003	2002	2001

Net income available to common stockholders	$113,218	$60,965	$58,035
Add: Book depreciation and amortization available to common stockholders	73,343	49,113	41,813
Less: Tax depreciation and amortization available to common stockholders	(90,989)	(44,463)	(37,154)
Book/tax difference on gain on divestiture of real estate	(19,255)	(9,377)	1,612
Book/tax difference related to SFAS 141 purchase price allocation (excluding SFAS 141 depreciation and amortization)	(7,523)	(2,683)	—
Other book/tax differences, net(1)	1,571	3,096	(354)

Taxable income available to common stockholders	$70,365	$56,651	$63,952

(1)
Primarily due to rent and investments in unconsolidated joint ventures.

72     The Macerich Company

For income tax purposes, distributions paid to common stockholders consist of ordinary income, capital gains, return of capital or a combination thereof. The following table details the components of the distributions for the years ended December 31:

	2003		2002		2001

Ordinary income	$1.57	67.7%	$1.67	75.2%	$1.37	63.9%
Capital gains	$0.04	1.6%	$0.03	1.3%	$0.38	17.7%
Unrecaptured Section 1250 Gain	$0.08	3.3%	—	0.0%	$0.22	10.3%
Return of capital	$0.63	27.4%	$0.52	23.5%	$0.17	8.1%

Dividends paid or payable	$2.32	100.0%	$2.22	100.0%	$2.14	100.0%

Reclassifications:

Certain reclassifications have been made to the 2001 and 2002 consolidated financial statements to conform to the 2003 consolidated financial statements presentation.

Accounting for the Impairment or Disposal of Long-Lived Assets:

In October 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company adopted SFAS 144 on January 1, 2002. The Company sold Boulder Plaza on March 19, 2002 and in accordance with SFAS 144 the results of Boulder Plaza for the periods from January 1, 2002 to March 19, 2002 and for the year ended December 31, 2001 have been reclassified into "discontinued operations" on the consolidated statements of operations. Total revenues associated with Boulder Plaza were $495 for the period January 1, 2002 to March 19, 2002 and $2,108 for the year ended December 31, 2001. The Company sold Paradise Village Gateway, which was acquired on July 26, 2002, on January 2, 2003 and recorded a loss on sale of $0.2 million for the twelve months ending December 31, 2003. Total revenue associated with Paradise Village Gateway for the period ending December 31, 2002 was $2,356. Additionally, the Company sold Bristol Center on August 4, 2003, and the results from the period January 1, 2003 to August 4, 2003 and for the years ended December 31, 2002 and 2001 have been reclassified to discontinued operations. The sale of Bristol Center resulted in a gain on sale of asset of $22.2 million in 2003. Total revenues associated with Bristol Center were $2,523 for the period from January 1, 2003 to August 4, 2003, and $3,966 and $3,312 for the years ended December 31, 2002 and 2001, respectively.

The Macerich Company    73

Early Extinguishment of Debt:

In May 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections" ("SFAS 145"), which is effective for fiscal years beginning after May 15, 2002. SFAS 145 rescinds SFAS 4, SFAS 44 and SFAS 64 and amends SFAS 13 to modify the accounting for sales-leaseback transactions. SFAS 4 required the classification of gains and losses resulting from extinguishments of debt to be classified as extraordinary items. In accordance with SFAS 145, the Company has reclassified losses from early extinguishment of debt from extraordinary items to continuing operations. Accordingly, the Company reclassified a loss of approximately $3,605 and $2,034 for the years ended December 31, 2002 and 2001, respectively, from extraordinary items to continuing operations.

New Accounting Pronouncements:

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, and amendment of FASB Statement No. 123" ("SFAS No. 148"). SFAS No. 148 amended SFAS No 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for employee stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No 123 to require prominent disclosure in annual and interim financial statements about the method of accounting for stock-based compensation and its effect on reported results. Prior to the issuance of SFAS No. 148, the Company adopted the provisions of SFAS No. 123 and will prospectively expense all stock options issued subsequent to January 1, 2002. On October 8, 2003, the Company granted 2,500 stock options. On December 31, 2002, the Company granted 25,000 stock options. The expense as determined under SFAS 123 was not material to the Company's consolidated financial statements for the years ended December 31, 2003 and 2002.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has reviewed the provisions of this Interpretation relating to initial recognition and measurement of guarantor liabilities, which are effective for qualifying guarantees entered into or modified after December 31, 2002. The Company has not modified or entered into any qualifying guarantees during the twelve months ending December 31, 2003.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51." FIN 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: 1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, and 2) the equity investors lack an essential characteristic of a controlling financial interest. FIN 46 was effective immediately for

74     The Macerich Company

all variable interest entities acquired after January 31, 2003 and for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003. In December 2003, the FASB deferred the effective date of FIN 46 for variable interests acquired before February 1, 2003 to the first reporting period ending after March 15, 2004. The Company has adopted the provisions of FIN 46 for all non-special purpose entities created after February 1, 2003, and such adoption did not determine the existence of any variable interest entities. The Company is currently analyzing its investments in joint ventures created before February 1, 2003. It is reasonably possible that the Company will initially consolidate or disclose information about investments in joint ventures as they may be deemed to be variable interest entities under FIN 46. The Company's maximum exposure to loss related to investments in joint ventures as of December 31, 2003 was $573,587. Effective July 1, 2003, the Company has consolidated Macerich Management Company ("MMC") in accordance with FIN 46. The results to the consolidated financial statements did not have a material impact. Prior to July 1, 2003, MMC was accounted for under the equity method in the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of this pronouncement did not have a material impact on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. Financial instruments within the scope of the pronouncement include mandatorily redeemable financial instruments, obligations to repurchase the issuer's equity shares by transferring assets, and certain obligations to issue a variable number of shares. SFAS 150 was effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS 150 originally was effective July 1, 2003 for the Company. In October 2003, the FASB voted to defer certain provisions of SFAS 150 indefinitely. For those provisions of SFAS 150 adopted by the Company, there was no material impact to its financial position or results of operations. For those provisions of SFAS 150 deferred by the FASB, the Company does not expect there will be a material impact on its financial position or results of operations upon adoption.

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

The Macerich Company    75

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

The Company periodically enters into interest rate swap agreements to hedge the risk of interest rate increases on some of the Company's variable rate debt. On an ongoing quarterly basis, the Company adjusts its balance sheet to reflect the current fair value of its swap agreement. Changes in the fair value of swap agreements are recorded each period in income or comprehensive income depending on whether the swap agreement is designated and effective as part of a hedged transaction, and on the type of hedge transaction. To the extent that the change in value of a swap agreement does not perfectly offset the change in value of the instrument being hedged, the ineffective portion of the hedge is immediately recognized in income. Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to income. This reclassification occurs when the hedged items are also recognized in income.

Earnings Per Share ("EPS"):

The computation of basic earnings per share is based on net income and the weighted average number of common shares outstanding for the years ended December 31, 2003, 2002 and 2001. The computation of diluted earnings per share includes the effect of outstanding restricted stock and common stock options calculated using the Treasury stock method. The OP Units not held by the Company have been included in

76     The Macerich Company

the diluted EPS calculation since they are redeemable on a one-for-one basis. The following table reconciles the basic and diluted earnings per share calculation:

(In thousands, except per share data)
	For the years ended
	2003			2002			2001
	Net Income	Shares	Per Share	Net Income	Shares	Per Share	Net Income	Shares	Per Share

Net income	$128,034			$81,382			$77,723
Less: Preferred stock dividends	14,816			20,417			19,688

Basic EPS:
Net income available to common stockholders	$113,218	53,669	$2.11	$60,965	37,348	$1.63	$58,035	33,809	$1.72
Diluted EPS:
Conversion of OP units	28,907	13,663		20,189	12,263		19,001	11,154
Employee stock options	—	480		—	455		n/a—antidilutive for EPS
Restricted stock	n/a—antidilutive for EPS			n/a—antidilutive for EPS			n/a—antidilutive for EPS
Convertible preferred stock	14,816	7,386		n/a—antidilutive for EPS			n/a—antidilutive for EPS
Convertible debentures	—	—		n/a—antidilutive for EPS			n/a—antidilutive for EPS

Net income available to common stockholders	$156,941	75,198	$2.09	$81,154	50,066	$1.62	$77,036	44,963	$1.72

The minority interest as reflected in the Company's consolidated statements of operations has been allocated for EPS calculations as follows:

	2003	2002	2001

Income from continuing operations	$24,162	$13,238	$18,230
Discontinued operations:
Gain on sale of assets	4,470	6,440	—
Income from discontinued operations	275	511	771

Total	$28,907	$20,189	$19,001

Concentration of Risk:

The Company maintains its cash accounts in a number of commercial banks. Accounts at these banks are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100. At various times during the year, the Company had deposits in excess of the FDIC insurance limit.

No Center generated more than 10% of total revenues during 2003, 2002 or 2001.

The Centers derived approximately 93.6%, 93.3% and 91.6% of their total minimum rents for the years ended December 31, 2003, 2002 and 2001, respectively, from Mall and Freestanding Stores. The Limited represented 4.3%, 5.1% and 4.6% of total minimum rents in place as of December 31, 2003, 2002 and

The Macerich Company    77

2001, respectively, and no other retailer represented more than 3.2%, 4.0% and 3.5% of total minimum rents as of December 31, 2003, 2002 and 2001, respectively.

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

3.    Investments In Unconsolidated Joint Ventures and the Macerich Management Companies:

The following are the Company's investments in various joint ventures or properties jointly owned with third parties. The Operating Partnership's interest in each joint venture as of December 31, 2003 is as follows:

Joint Venture	The Operating Partnership's Ownership %

Biltmore Shopping Center Partners, LLC	50%
Corte Madera Village, LLC	50.1%
Macerich Northwestern Associates	50%
Pacific Premier Retail Trust	51%
SDG Macerich Properties, L.P.	50%
West Acres Development	19%
Westcor Portfolio:
Regional Malls:
Arrowhead Towne Center	33.3%
Desert Sky Mall	50%
Scottsdale Fashion Square	50%
Superstition Springs Center	33.3%

78     The Macerich Company

Other Properties/Affiliated Companies:
Arrowhead Festival	5%
Camelback Colonnade	75%
Chandler Festival	50%
Chandler Gateway	50%
Chandler Village Center	50%
East Mesa Land	50%
Hilton Village	50%
Jaren Associates 4	25%
Lee West	50%
Lee West II	50%
Promenade	50%
Propcor Associates	25%
Propcor II—Boulevard Shops	50%
RLR/WV1	50%
Scottsdale/101 Associates	46%
Westcor/Gilbert	50%
Westcor/Goodyear	50%

The Operating Partnership also owns all of the non-voting preferred stock of MMC, which is generally entitled to dividends equal to 95% of the net cash flow of the Company. Macerich Manhattan Management Company, which has been dissolved, was a wholly owned subsidiary of MMC. MPMC, LLC is a single-member Delaware limited liability company and is 100% owned by the Operating Partnership.

The Company accounts for joint ventures using the equity method of accounting. In accordance with FIN 46, effective July 1, 2003, the Company began consolidating the accounts of MMC. Prior to July 1, 2003, the Company accounted for MMC under the equity method of accounting. The Company consolidates the accounts of MPMC, LLC.

Although the Company has a greater than 50% interest in Pacific Premier Retail Trust, Camelback Colonnade and Corte Madera Village, LLC, the Company shares management control with these joint venture partners and accounts for these joint ventures using the equity method of accounting.

The Macerich Company    79

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

On July 26, 2002, the Operating Partnership acquired Westcor Realty Limited Partnership and its affiliated companies ("Westcor"), which included the joint ventures noted in the above schedule. (See Note 19). The results of Westcor are included for the period subsequent to its date of acquisition.

On November 8, 2002, the Company purchased its joint venture partners interest in Panorama City Associates for $23,700. Accordingly, the Company now owns 100% of Panorama City Associates which owns Panorama Mall in Panorama, California. The results of Panorama Mall prior to November 8, 2002 are accounted for using the equity method of accounting.

On January 31, 2003, the Company purchased its joint venture partner's 50% interest in FlatIron Crossing. Accordingly, the Company now owns 100% of FlatIron Crossing. The purchase price consisted of approximately $68,300 in cash plus the assumption of the joint venture partner's share of debt of $90,000. The results of FlatIron Crossing prior to January 31, 2003 were accounted for using the equity method of accounting.

On May 15, 2003, the Company sold 49.9% of its partnership interest in the Village at Corte Madera for a total purchase price of approximately $65,868, which included the assumption of a proportionate amount of the partnership debt in the amount of approximately $34,709. The Company is retaining a 50.1% partnership interest and will continue leasing and managing the asset. Effective May 16, 2003, the Company began accounting for this property under the equity method of accounting.

80     The Macerich Company

On June 6, 2003, the Shops at Gainey Village, a 138,000 square foot Phoenix area specialty center, was sold for $55,724. The Company, which owned 50% of this property, received total proceeds of $15,816 and recorded a gain on sale of asset of $2,788.

On December 18, 2003, the Company acquired Biltmore Fashion Park, a 610,477 square foot regional mall in Phoenix, Arizona. The total purchase price was $158,543, which included the assumption of $77,381 of debt. The Company also issued 705,636 partnership units of the Operating Partnership at a price of $42.80 per unit. The balance of the Company's 50% share of the purchase price of $10,500 was funded by cash and borrowings under the Company's line of credit. Biltmore Fashion Park is owned in a 50/50 partnership with an institutional partner. The results of Biltmore Fashion Park are included for the period subsequent to its date of acquisition.

Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures and the Macerich Management Companies.

	December 31, 2003	December 31, 2002

Assets:
Properties, net	$2,961,855	$2,955,387
Other assets	148,246	95,085

Total assets	$3,110,101	$3,050,472

Liabilities and partners' capital:
Mortgage notes payable(1)	$2,141,853	$2,216,797
Other liabilities	102,516	118,331
The Company's capital(2)	412,988	332,923
Outside partners' capital	452,744	382,421

Total liabilities and partners' capital	$3,110,101	$3,050,472

(1)
Certain joint ventures have debt that could become recourse debt to the Company, in excess of its pro rata share, should the joint venture be unable to discharge the obligations of the related debt. As of December 31, 2003, a total of $37,410 could become recourse debt to the Company.

(2)
The Company's investment in joint ventures is $164,920 more than the underlying equity as reflected in the joint ventures financial statements. This represents the difference between the cost of an investment and the book value of the underlying equity of the joint venture. The Company is amortizing this difference into income on a straight-line basis, consistent with the depreciable lives on property (See "Note 2: Summary of Significant Accounting Policies").

The Macerich Company    81

  COMBINED AND CONDENSED STATEMENTS OF OPERATIONS OF JOINT VENTURES AND THE MACERICH MANAGEMENT COMPANIES

	For the years ended December 31,
	2003						2002						2001
	SDG Macerich Properties L.P.	Pacific Premier Retail Trust	Westcor Joint Ventures	Other Joint Ventures	Macerich Mgmt Co's.	Total	SDG Macerich Properties L.P.	Pacific Premier Retail Trust	Westcor Joint Ventures	Other Joint Ventures	Macerich Mgmt Co's.	Total	SDG Macerich Properties L.P.	Pacific Premier Retail Trust	Other Joint Ventures	Macerich Mgmt Co's.	Total

Revenues:
Minimum rents	$93,955	$107,442	$96,060	$26,539	—	$323,996	$95,898	$103,824	$56,078	$23,158	—	$278,958	$94,279	$100,315	$20,910	—	$215,504
Percentage rents	5,661	6,126	3,420	1,680	—	16,887	5,403	5,407	2,560	1,600	—	14,970	6,253	6,140	1,717	—	14,110
Tenant recoveries	45,814	41,358	40,705	9,885	—	137,762	42,910	39,930	22,245	8,318	—	113,403	42,223	37,604	10,150	—	89,977
Management fee	—	—	—	—	$5,526	5,526	—	—	—	—	$10,153	10,153	—	—	—	$10,250	10,250
Other	3,071	2,611	3,350	967	370	10,369	1,737	2,044	343	6,723	860	11,707	2,322	1,950	18,099	287	22,658

Total revenues	148,501	157,537	143,535	39,071	5,896	494,540	145,948	151,205	81,226	39,799	11,013	429,191	145,077	146,009	50,876	10,537	352,499

Expenses:
Management Company expense	—	—	—	—	3,173	3,173	—	—	—	—	8,343	8,343	—	—	—	9,568	9,568
Shopping center and operating expenses	56,934	46,357	47,643	11,184	—	162,118	53,625	44,252	25,316	16,134	—	139,327	52,305	42,088	44,391	—	138,784
Interest expense	28,084	47,549	30,447	11,393	(207)	117,266	30,088	48,330	16,047	9,818	(348)	103,935	36,754	48,569	8,212	(257)	93,278
Depreciation and amortization	27,629	24,610	33,626	5,385	1,300	92,550	25,613	23,784	19,136	9,234	1,509	79,276	25,391	22,817	16,856	1,047	66,111

Total operating expenses	112,647	118,516	111,716	27,962	4,266	375,107	109,326	116,366	60,499	35,186	9,504	330,881	114,450	113,474	69,459	10,358	307,741

Gain (loss) on sale or write-down of assets(1)	(459)	74	4,023	—	—	3,638	(63)	4,431	94	(107,389)	104	(102,823)	—	69	669	31	769
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	—	—	—	—	—	(256)	—	—	—	(256)

Net income (loss)	$35,395	$39,095	$35,842	$11,109	$1,630	$123,071	$36,559	$39,270	$20,821	$(102,776)	$1,613	$(4,513)	$30,371	$32,604	$(17,914)	$210	$45,271

Company's equity in income of unconsolidated joint ventures and the management companies	$17,698	$19,940	$15,747	$3,964	$1,548	$58,897	$18,280	$20,029	$10,144	$(6,937)	$1,533	$43,049	$15,186	$16,588	$956	$200	$32,930

(1)
In 2002, $106.2 million of the loss in Other Joint Ventures relates to MerchantWired, LLC.

Significant accounting policies used by the unconsolidated joint ventures and the Macerich Management Companies are similar to those used by the Company. Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life ("NML") of $148,419 and $153,147, as of December 31, 2003 and 2002, respectively. NML is considered a related party because they are a joint venture partner with the Company in Macerich Northwestern Associates. Interest expense incurred on these borrowings amounted to $10,146, $10,439 and $10,761 for the years ended December 31, 2003, 2002 and 2001, respectively.

82     The Macerich Company

4.    Property:

Property is summarized as follows:

	December 31,
	2003	2002

Land	$561,352	$531,099
Building improvements	2,727,274	2,489,041
Tenant improvements	101,089	75,103
Equipment and furnishings	43,833	22,895
Construction in progress	268,811	133,536

	3,702,359	3,251,674
Less, accumulated depreciation	(475,634)	(409,497)

	$3,226,725	$2,842,177

Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $83,523, $64,946 and $54,973, respectively.

On January 2, 2003, the Company sold its 67% interest in Paradise Village Gateway for approximately $29,400 and recorded a loss on sale of $0.2 million. On May 15, 2003, the Company sold 49.9% of its partnership interest in the Village at Corte Madera for $65,868, which included the assumption of a proportionate share of debt in the amount of $34,709. This sale resulted in the Company recording a gain on sale of $8,537. On August 4, 2003, the Company sold Bristol Center for approximately $30,000 and recorded a gain on sale of $22,206. On September 15, 2003, the Company acquired Northridge Mall in Salinas, California. The total purchase price was $128,500 and was funded by the sale proceeds from Bristol Center and borrowings under the Company's line of credit. Unaudited revenues for Northridge Mall, for the period ending September 14, 2003 and for the year ended December 31, 2002 were $8,787 and $12,195, respectively. Additionally, the Company has recorded a gain of $1.0 million on the sale of peripheral land for the twelve months ending December 31, 2003.

On January 31, 2003, the Company purchased its joint venture partner's 50% interest in FlatIron Crossing. Accordingly, the Company now owns 100% of FlatIron Crossing. The purchase price consisted of approximately $68,320 in cash plus the assumption of the joint venture partner's share of debt of $90,000.

At January 31, 2003, prior to the acquisition of the remaining 50% interest, the Company's investment in FlatIron Crossing was $64,938.

The Macerich Company    83

Unaudited revenues for FlatIron Crossing for the period ending January 31, 2003 and for the year ended December 31, 2002 were $2,779 and $36,265 respectively.

The following is the condensed balance sheet for FlatIron Crossing as of December 31, 2003:

Total assets	$339,301
Total liabilities	$229,071
Total equity	$110,230

On June 10, 2002, the Company acquired The Oaks, a 1.1 million square foot super-regional mall in Thousands Oaks, California. The total purchase price was $152,500 and was funded with $108,000 of debt, bearing interest at LIBOR plus 1.15%, placed concurrently with the acquisition. The balance of the purchase price was funded by cash and borrowings under the Company's line of credit.

Additionally, the above schedule includes the acquisition of Westcor (See Note 19).

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

84     The Macerich Company

5.    Deferred Charges And Other Assets:

Deferred charges and other assets are summarized as follows:

	December 31,
	2003	2002

Leasing	$70,685	$59,963
Financing	23,167	21,993
Intangibles resulting from SFAS 141 allocations(1):
In-place lease values	106,139	—
Present value of leasing commissions and legal costs	12,203	—

	212,194	81,956
Less, accumulated amortization	(53,281)	(33,348)

	158,913	48,608
Other assets	30,845	22,939

	$189,758	$71,547

(1)
The estimated amortization of these intangibles for the next five years and subsequent is as follows:

Year ending December 31,
2004	$7,621
2005	7,288
2006	7,021
2007	6,839
2008	6,653
Subsequent	71,904

Total	$107,326

6.    Mortgage Notes Payable:

Mortgage notes payable at December 31, 2003 and December 31, 2002 consist of the following:

Debt premiums represent the excess of the fair value of debt over the principal value of debt assumed in various acquisitions subsequent to March, 1994 (with interest rates ranging from 3.81% to 7.68%). The debt premiums are being amortized into interest expense over the term of the related debt on a straight-lined basis, which approximates the effective interest method. The balances below include the unamortized premiums as of December 31, 2003 and 2002.

The Macerich Company    85

	Carrying Amount of Notes
	2003		2002
Property Pledged as Collateral	Other	Related Party	Other	Related Party	Interest Rate	Payment Terms	Maturity Date

CONSOLIDATED CENTERS:
Arizona Lifestyle Galleries(b)	$446	—	—	—	3.81%	$10(a)	2004
Borgata(c)	16,439	—	$16,926	—	5.39%	115(a)	2007
Capitola Mall	—	$45,402	—	$46,674	7.13%	380(a)	2011
Carmel Plaza	27,762	—	28,069	—	8.18%	202(a)	2009
Chandler Fashion Center(d)	181,077	—	183,594	—	5.48%	1,043(a)	2012
Chesterfield Towne Center	60,804	—	61,817	—	9.07%	548(e)	2024
Citadel	67,626	—	69,222	—	7.20%	554(a)	2008
Corte Madera, Village at(f)	—	—	69,884	—	7.75%	516(a)	2009
Crossroads Mall—Boulder(g)	—	33,016	—	33,540	7.08%	244(a)	2010
Flagstaff Mall(h)	14,319	—	14,974	—	5.39%	121(a)	2006
FlatIron Crossing(i)	199,770	—	—	—	5.23%	1,102(a)	2013
Fresno Fashion Fair	67,228	—	68,001	—	6.52%	437(a)	2008
Greeley Mall(j)	29,878	—	13,281	—	6.18%	197(a)	2013
Green Tree Mall/Crossroads—OK/Salisbury(k)	—	—	117,714	—	7.23%	interest only	(k)
La Encantada(l)	28,460	—	2,715	—	3.18%	interest only	2005
Northwest Arkansas Mall	57,336	—	58,644	—	7.33%	434(a)	2009
Pacific View(m)	93,723	—	87,739	—	7.16%	648(a)	2011
Panorama Mall(n)	32,250	—	—	—	3.22%	87(a)	2005
Paradise Valley Mall(o)	80,515	—	82,256	—	5.39%	506(a)	2007
Paradise Valley Mall(p)	24,628	—	25,393	—	5.89%	183(a)	2009
Paradise Village Gateway(q)	—	—	19,524	—	5.39%	137(a)	(q)
Prescott Gateway(r)	40,753	—	40,651	—	3.52%	interest only	2004
PVOP II (50%)(b)(s)	1,536	—	—	—	5.85%	11(a)	2009
PVIC Ground Leases (50%)(b)(t)	3,864	—	—	—	5.39%	28(a)	2006
Queens Center	96,020	—	97,186	—	6.88%	633(a)	2009
Queens Center(u)	50,667	50,666	—	—	3.62%	interest only	2013
Rimrock Mall	45,071	—	45,535	—	7.45%	320(a)	2011
Santa Monica Place	82,779	—	83,556	—	7.70%	606(a)	2010
South Plains Mall	62,120	—	62,823	—	8.22%	454(a)	2009
South Towne Center	64,000	—	64,000	—	6.61%	interest only	2008
The Oaks(v)	108,000	—	108,000	—	2.32%	interest only	2004
Valley View Center	51,000	—	51,000	—	7.89%	interest only	2006
Village Center (50%)(b)(w)	3,801	—	—	—	5.39%	31(a)	2006
Village Crossroads (50%)(b)(x)	2,453	—	—	—	4.81%	19(a)	2005
Village Fair North (50%)(b)(y)	6,055	—	—	—	5.89%	41(a)	2008
Village Plaza(z)	5,586	—	5,857	—	5.39%	47(a)	2006
Village Square I & II(aa)	4,892	—	5,116	—	5.39%	41(a)	2006
Vintage Faire Mall	67,873	—	68,586	—	7.89%	508(a)	2010
Westbar(ab)	4,216	—	4,454	—	4.22%	35(a)	2005
Westbar(ac)	7,380	—	7,852	—	4.22%	66(a)	2004
Westside Pavilion	97,387	—	98,525	—	6.67%	628(a)	2008

Total—Consolidated Centers	$1,787,714	$129,084	$1,662,894	$80,214

86     The Macerich Company

	Carrying Amount of Notes
	2003		2002
Property Pledged as Collateral	Other	Related Party	Other	Related Party	Interest Rate	Payment Terms	Maturity Date

Joint Venture Centers (at pro rata share):
Arizona Lifestyle Galleries (50%)(b)	—	—	$925	—	3.81%	$10(a)	2004
Arrowhead Towne Center (33.33%)(ad)	$28,501	—	28,931	—	6.38%	187(a)	2011
Biltmore Fashion Park (50%)(ae)	44,305	—	—	—	4.68%	203(a)	2009
Boulevard Shops (50%)(af)	5,236	—	4,824	—	3.14%	interest only	2005
Broadway Plaza (50%)	—	$33,772	—	$34,576	6.68%	257(a)	2008
Camelback Colonnade (75%)(ag)	25,507	—	26,818	—	4.81%	211(a)	2006
Chandler Festival (50%)(ah)	15,939	—	16,101	—	4.37%	80(a)	2008
Chandler Gateway (50%)(ai)	9,968	—	7,376	—	5.19%	55(a)	2008
Corte Madera, Village at (50.1%)(f)	34,610	—	—	—	7.75%	258(a)	2009
Desert Sky Mall (50%)	13,698	—	13,969	—	5.42%	85(a)	2005
East Mesa Land (50%)(aj)	2,118	—	2,139	—	2.28%	10(a)	2004
East Mesa Land (50%)(aj)	632	—	640	—	5.39%	3(a)	2006
FlatIron Crossing—Mezzanine (50%)(i)	—	—	17,500	—	4.68%	interest only	2004
FlatIron Crossing (50%)(i)	—	—	72,500	—	2.30%	interest only	2004
Hilton Village (50%)(ak)	4,545	—	4,719	—	5.39%	35(a)	2007
Pacific Premier Retail Trust (51%):
Cascade Mall	11,281	—	11,983	—	6.50%	122(a)	2014
Kitsap Mall/Kitsap Place	30,574	—	30,831	—	8.06%	230(a)	2010
Lakewood Mall(al)	64,770	—	64,770	—	7.20%	interest only	2005
Lakewood Mall(am)	8,746	—	8,224	—	2.93%	interest only	2005
Los Cerritos Center	57,628	—	58,537	—	7.13%	421(a)	2006
North Point Plaza	1,585	—	1,669	—	6.50%	16(a)	2015
Redmond Town Center—Retail	30,212	—	30,910	—	6.50%	224(a)	2011
Redmond Town Center—Office	—	41,246	—	42,837	6.77%	298(a)	2009
Stonewood Mall	39,322	—	39,653	—	7.41%	275(a)	2010
Washington Square	55,901	—	57,161	—	6.70%	421(a)	2009
Washington Square Too	5,580	—	5,843	—	6.50%	53(a)	2016
Promenade (50%)(an)	2,513	—	2,617	—	5.39%	20(a)	2006
PVOP II (50%)(b)(s)	—	—	1,583	—	5.85%	12(a)	2009
PVIC Ground Leases (50%)(b)(t)	—	—	3,991	—	5.39%	28(a)	2006
Scottsdale Fashion Square—Series I (50%)(ao)	82,710	—	84,024	—	5.39%	interest only	2007
Scottsdale Fashion Square—Series II (50%)(ap)	36,453	—	37,346	—	5.39%	interest only	2007
Scottsdale/101 Associates (46%)(aq)	12,391	—	—	—	3.46%	interest only	2006
SDG Macerich Properties L.P. (50%)(ar)	182,449	—	183,922	—	6.54%	1,120(a)	2006
SDG Macerich Properties L.P. (50%)(ar)	93,250	—	92,250	—	1.57%	interest only	2006
SDG Macerich Properties L.P. (50%)(ar)	40,700	—	40,700	—	1.53%	interest only	2006
Shops at Gainey Village (50%)(as)	—	—	11,342	—	3.44%	interest only	(as)
Superstition Springs (33.33%)(at)	16,235	—	16,401	—	2.28%	interest only	2004
Superstition Springs (33.33%)(at)	4,850	—	4,908	—	5.39%	interest only	2006
Village Center (50%)(b)(w)	—	—	3,971	—	5.39%	31(a)	2006
Village Crossroads (50%)(b)(x)	—	—	2,559	—	4.81%	19(a)	2005
Village Fair North (50%)(b)(x)	—	—	6,193	—	5.89%	41(a)	2008
West Acres Center (19%)	7,006	—	7,222	—	6.52%	57(a)	2009
West Acres Center (19%)	1,809	—	1,853	—	9.17%	18(a)	2009

Total—Joint Venture Centers	$971,024	$75,018	$1,006,905	$77,413

The Macerich Company    87

(a)
This represents the monthly payment of principal and interest.

(b)
As of December 31, 2003, these properties are being held by the owners as tenants in common and the Company has a direct undivided 50% interest in these properties.

(c)
At December 31, 2003 and 2002, the unamortized premium was $1,124 and $1,417, respectively.

(d)
On October 21, 2002, the Company refinanced the debt on Chandler Fashion Center. The prior loan was paid in full and a new note was issued for $184,000 bearing interest at a fixed rate of 5.48% and maturing November 1, 2012.

(e)
This amount represents the monthly payment of principal and interest. In addition, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property's gross receipts (as defined in the loan agreement) exceeds a base amount specified therein. Contingent interest expense recognized by the Company was $824, $882 and $584 for the years ended December 31, 2003, 2002 and 2001, respectively.

(f)
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

(g)
This note was issued at a discount. The discount is being amortized over the life of the loan using the effective interest method. At December 31, 2003 and December 31, 2002, the unamortized discount was $231 and $264, respectively. This loan was paid off in full on February 3, 2004.

(h)
At December 31, 2003 and 2002, the unamortized premium was $593 and $878, respectively.

(i)
The property had a permanent interest only loan bearing interest at LIBOR plus 0.92%. At December 31, 2002, the total interest rate was 2.30%. This variable rate debt was covered by an interest rate cap agreement which effectively prevented the interest rate from exceeding 8%. A new $200,000 ten-year loan at a fixed interest rate of 5.23% was entered into on November 4, 2003. The $145,000 floating loan was paid off upon the closing of the transaction.

This loan was interest only bearing interest at LIBOR plus 3.30%. At December 31, 2002, the total interest rate was 4.68%. This variable rate debt was covered by an interest rate cap agreement which effectively prevented the interest rate from exceeding 8%. The loan was collateralized by the Company's interest in the FlatIron Crossing Shopping Center. The $35,000 floating rate loan was paid off upon closing of the new $200,000 loan.

On January 31, 2003, the Company purchased its joint venture partner's 50% interest in this property.

(j)
On August 7, 2003, the Company paid off the old loan and placed a new $30,000 ten-year fixed rate loan at an interest rate of 6.18%. The Company recognized a $126 loss on early extinguishment of the old debt.

(k)
This loan is cross-collateralized by Green Tree Mall, Crossroads Mall-Oklahoma and the Centre at Salisbury. This loan was paid off in full on December 12, 2003.

(l)
This represents a construction loan which shall not exceed $51,000 bearing interest at LIBOR plus 2.0%. At December 31, 2003 and 2002, the total interest rate was 3.18% and 3.4%, respectively.

88     The Macerich Company

(m)
This loan was issued on July 10, 2001 for $89,000, and may be increased up to $96,000 subject to certain conditions. In April 2003, the additional $7,000 was funded a fixed rate of 7.0% until maturity.

(n)
In January 2003, the Company placed a $32, 250 floating rate note on the property bearing interest at LIBOR plus 1.65% and maturing December 31, 2005. The total interest rate at December 31, 2003 was 3.22%.

(o)
At December 31, 2003 and 2002, the unamortized premium was $2,363 and $3,150, respectively.

(p)
At December 31, 2003 and 2002, the unamortized premium was $1,564 and $1,857, respectively.

(q)
On January 2, 2003, the Company sold its 67% interest in Paradise Village Gateway.

(r)
This represents a construction loan which shall not exceed $46,300 bearing interest at LIBOR plus 2.25%. At December 31, 2003 and 2002, the total interest rate was 3.52% and 3.5%, respectively.

(s)
At December 31, 2003 and 2002, the unamortized premium was $99 and $117, respectively.

(t)
At December 31, 2003 and 2002, the unamortized premium was $138 and $200, respectively.

(u)
This represents a $225,000 construction loan bearing interest at LIBOR plus 2.50%. The loan converts to a permanent fixed rate loan at 7%, subject to certain conditions including completion and stabilization of the expansion and redevelopment project. As of December 31, 2003, the total interest rate was 3.62%. NML is the lender for 50% of the construction loan. The funds advanced by NML is considered related party debt as they are a joint venture partner with the Company in Macerich Northwestern Associates.

(v)
Concurrent with the acquisition of the mall, the Company placed a $108,000 loan bearing interest at LIBOR plus 1.15% and maturing July 1, 2004 with three consecutive one year options. $92,000 of the loan is at LIBOR plus 0.7% and $16,000 is at LIBOR plus 3.75%. This variable rate debt is covered by an interest rate cap agreement over two years which effectively prevents the LIBOR interest rate from exceeding 7.10%. At December 31, 2003 and 2002, the total weighted average interest rate was 2.32% and 2.58%, respectively.

(w)
At December 31, 2003 and 2002, the unamortized premium was $157 and $227, respectively.

(x)
At December 31, 2003 and 2002, the unamortized premium was $110 and $176, respectively.

(y)
At December 31, 2003 and 2002, the unamortized premium was $219 and $268, respectively.

(z)
At December 31, 2003 and 2002, the unamortized premium was $438 and $592, respectively.

(aa)
At December 31, 2003 and 2002, the unamortized premium was $194 and $287, respectively.

(ab)
At December 31, 2003 and 2002, the unamortized premium was $151 and $302, respectively.

(ac)
At December 31, 2003 and 2002, the unamortized premium was $33 and $245, respectively. This entire loan was paid off in full on February 10, 2004.

(ad)
At December 31, 2003 and 2002, the unamortized premium was $857 and $968, respectively.

The Macerich Company    89

(ae)
In connection with the acquisition of this property, the joint venture assumed $77,381 of debt at a fixed interest rate of 7.68%. The debt premium of the $11,314 recorded by the joint venture, represents the excess of the fair value over the principal value of debt. At December 31, 2003, the unamortized premium, at the Company's pro rata share, was $5,615.

(af)
This represents a construction loan which shall not exceed $13,300 bearing interest at LIBOR plus 2.25%. At December 31, 2003 and 2002, the total interest rate was 3.14% and 3.57%, respectively.

(ag)
At December 31, 2003 and 2002, the unamortized premium was $1,263 and $1,893, respectively

(ah)
This represented a construction loan which was not to exceed $35,000 and bore interest at LIBOR plus 1.60%. At December 31, 2002, the total interest rate was 3.04%. On September 23, 2003, the joint venture obtained a new $32,000 permanent fixed rate loan at 4.37% maturing in October 2008.

(ai)
This represented a construction loan which was not to exceed $17,000 and bore interest at LIBOR plus 2.0%. At December 31, 2002, the total interest rate was 3.55%. On September 25, 2003, the joint venture obtained a new $20,000 permanent fixed rate loan at 5.19% maturing in October 2008.

(aj)
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

(ak)
At December 31, 2003 and 2002, the unamortized premium was $356 and $474, respectively.

(al)
In connection with the acquisition of this property, the joint venture assumed $127,000 of collateralized fixed rate notes (the "Notes"). The Notes bear interest at an average fixed rate of 7.20% and mature in August 2005. The Notes require the joint venture to deposit all cash flow from the property operations with a trustee to meet its obligations under the Notes. Cash in excess of the required amount, as defined, is released. Included in cash and cash equivalents is $750 of restricted cash deposited with the trustee at December 31, 2003 and December 31, 2002.

(am)
On July 28, 2000, the joint venture placed a $16,125 floating rate note on the property bearing interest at LIBOR plus 2.25% and maturing July 2003. On August 24, 2003, the joint venture negotiated a two-year loan extension with the lender and the loan was increased to 17,150. At December 31, 2003 and December 31, 2002, the total interest rate was 2.93% and 3.75%, respectively.

(an)
At December 31, 2003 and 2002, the unamortized premium was $190 and $262, respectively.

(ao)
At December 31, 2003 and 2002, the unamortized premium was $4,710 and $6,024, respectively.

(ap)
At December 31, 2003 and 2002, the unamortized premium was $3,200 and $4,093, respectively.

(aq)
This represents a construction loan which shall not exceed $54,000 bearing an interest rate at LIBOR plus 2.25%. At December 31, 2003, the total interest rate was 3.46%.

90     The Macerich Company

(ar)
In connection with the acquisition of these Centers, the joint venture assumed $485,000 of mortgage notes payable which are collateralized by the properties. At acquisition, the $300,000 fixed rate portion of this debt reflected a fair value of $322,700, which included an unamortized premium of $22,700. This premium is being amortized as interest expense over the life of the loan using the effective interest method. At December 31, 2003 and December 31, 2002, the unamortized balance of the debt premium was $7,799 and $10,744, respectively. This debt is due in May 2006 and requires monthly payments of $1,852 based on the fixed rate debt in place as of December 31, 2003. $184,500 of this debt was refinanced in May 2003 with a new loan of $186,500 that requires monthly interest payments at a variable weighted average rate (based on LIBOR) of 1.57% and 1.92% at December 31, 2003 and December 31, 2002, respectively. This variable rate debt is covered by interest rate cap agreements, which effectively prevents the interest rate from exceeding 10.63%.

On
April 12, 2000, the joint venture issued $138,500 of additional mortgage notes, which are collateralized by the properties and are due in May 2006. $57,100 of this debt requires fixed monthly interest payments of $387 at a weighted average rate of 8.13% while the floating rate notes of $81,400 require monthly interest payments at a variable weighted average rate (based on LIBOR) of 1.53% and 1.79% at December 31, 2003 and December 31, 2002, respectively. This variable rate debt is covered by an interest rate cap agreement which effectively prevents the interest rate from exceeding 11.83%.

(as)
This represented a construction loan which was not to exceed $23,300 and bore interest at LIBOR plus 2.0%. At December 31, 2002, the total interest rate was 3.44%. On June 6, 2003, the property was sold.

(at)
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

Total interest expense capitalized, including the pro rata share of joint ventures of $1,686, $895 and $909 (in 2003, 2002 and 2001, respectively), during 2003, 2002 and 2001 was $13,818, $8,707 and $6,561, respectively.

The fair value of mortgage notes payable, including the pro rata share of joint ventures of $1,099,132 and $1,083,313 at December 31, 2003 and December 31, 2002, respectively, is estimated to be approximately $3,119,820 and $2,826,539, respectively, based on current interest rates for comparable loans.

The Macerich Company    91

The above debt matures as follows:

Years Ending December 31,	Wholly-Owned Centers	Joint Venture Centers (at pro rata share)

2004	$181,427	$25,465
2005	93,180	108,965
2006	106,462	432,517
2007	115,197	127,876
2008	307,064	64,627
2009 and beyond	1,113,468	286,592

	$1,916,798	$1,046,042

7.    Bank Notes Payable:

The Company had a credit facility of $200,000 with a maturity of July 26, 2002 with a right to extend the facility to May 26, 2003 subject to certain conditions. On July 26, 2002, the Company replaced the $200,000 credit facility with a new $425,000 revolving line of credit. This increased revolving line of credit has a three-year term plus a one-year extension. The interest rate fluctuates from LIBOR plus 1.75% to LIBOR plus 3.00% depending on the Company's overall leverage level. As of December 31, 2003 and 2002, $319,000 and $344,000 of borrowings were outstanding under this credit facility at an average interest rate of 3.69% and 4.72%, respectively.

Concurrent with the acquisition of Westcor (See Note 19), the Company placed a $380,000 interim loan with a term of up to six months plus two six-month extension options bearing interest at an average rate of LIBOR plus 3.25% and a $250,000 term loan with a maturity of three years with two one-year extensions and with an interest rate ranging from LIBOR plus 2.75% to LIBOR plus 3.00% depending on the Company's overall leverage level. On November 27, 2002, the entire interim loan was paid off from the proceeds of the November 2002 equity offering (See Note 18). At December 31, 2003 and 2002, $196,800 and $204,800 of the term loan was outstanding at an interest rate of 3.95% and 4.78%, respectively. The Company, through its acquisition of Westcor, had an interest rate swap with a $50.0 million notional amount. The swap matured December 1, 2003, and was designated as a cash flow hedge. This swap served to reduce exposure to interest rate risk effectively converting the LIBOR rate on $50.0 million of the Company's variable interest rate borrowings to a fixed rate of 3.215%. The swap was reported at fair value, with changes in fair value recorded as a component of other comprehensive income. Net receipts or payments under the agreement were recorded as an adjustment to interest expense.

92     The Macerich Company

On May 13, 2003, the Company issued $250,000 in unsecured notes maturing in May 2007 with a one-year extension option bearing interest at LIBOR plus 2.50%. The proceeds were used to pay down and create more availability under the Company's line of credit. At December 31, 2003, $250,000 was outstanding at an interest rate of 4.45%. In October 2003, the Company entered into an interest rate swap agreement which effectively fixed the interest rate at 4.45% from November 2003 to October 13, 2005.

The Company reclassified $1,328 for the twelve months ending December 31, 2003, 2002 and 2001 related to treasury rate lock transactions settled in prior years from accumulated other comprehensive income to earnings for the years ended December 31, 2003, 2002 and 2001. Additionally, the Company recorded other comprehensive income (loss) of $1,148 and ($319) related to the mark to market of an interest rate swap agreement for the years ended December 31, 2003 and 2002, respectively.

Additionally, as of December 31, 2003, the Company has contingent obligations of $29,597 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

8.    Convertible Debentures:

During 1997, the Company issued and sold $161,400 of its convertible subordinated debentures (the "Debentures"). The Debentures, which were sold at par, bore interest at 7.25% annually (payable semi-annually) and were convertible into common stock at any time, on or after 60 days, from the date of issue at a conversion price of $31.125 per share. In November and December 2000, the Company purchased and retired $10,552 of the Debentures. The Company recorded a gain on early extinguishment of debt of $1,018 related to the transaction. In December 2001, the Company purchased and retired an additional $25,700 of the Debentures. The Debentures matured on December 15, 2002. On December 13, 2002, the Debentures were repaid in full with the Company's revolving credit facility.

9.    Related-Party Transactions:

The Company engaged MMC and certain of the Westcor Management Companies to manage the operations of certain properties and unconsolidated joint ventures. During 2003, 2002 and 2001, management fees of $8,434, $7,920 and $7,640, respectively, were paid to MMC by the joint ventures. During 2003 and for the period July 27, 2002 to December 31, 2002, management fees of $4,674 and $2,791 for the unconsolidated entities were paid to the Westcor Management Companies by the joint ventures, respectively.

Certain mortgage notes are held by one of the Company's joint venture partners. Interest expense in connection with these notes was $5,689, $5,815 and $6,935 for the years ended December 31, 2003, 2002 and 2001, respectively. Included in accounts payables and accrued expense is interest payable to these partners of $252 and $257 at December 31, 2003 and 2002, respectively.

The Macerich Company    93

As of December 31, 2003 and 2002, the Company has loans to unconsolidated joint ventures of $29,237 and $28,533, respectively. Interest income in connection with these notes was $2,511 and $789 for the year ended December 31, 2003 and the period ended December 31, 2002. These loans represent initial funds advanced to development stage projects prior to construction loan fundings. Correspondingly, loans payable from unconsolidated joint ventures in this same amount have been accrued as an obligation of various joint ventures.

Certain Company officers and affiliates have guaranteed mortgages of $21,750 at one of the Company's joint venture properties.

10.    Future Rental Revenues:

Under existing noncancellable operating lease agreements, tenants are committed to pay the following minimum rental payments to the Company:

Years Ending December 31,

2004	$271,650
2005	271,788
2006	246,749
2007	222,469
2008	199,820
2009 and beyond	779,161

$1,991,637

11.    Commitments and Contingencies:

The Company has certain properties subject to noncancellable operating ground leases. The leases expire at various times through 2098, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined. Ground rent expenses were $1,094, $1,252 and $396 for the years ended December 31, 2003, 2002 and 2001, respectively. No contingent rent was incurred for the years ended December 31, 2003, 2002 and 2001.

94     The Macerich Company

Minimum future rental payments required under the leases are as follows:

Years Ending December 31,

2004	$1,270
2005	1,270
2006	1,270
2007	1,270
2008	1,270
2009 and beyond	156,386

$162,736

The Company is currently redeveloping Queens Center. Total costs are expected to be between $250,000 and $275,000, of which the Company has already incurred $174,915 and $59,561 for the years ended December 31, 2003 and 2002, respectively.

Perchloroethylene ("PCE") has been detected in soil and groundwater in the vicinity of a dry cleaning establishment at North Valley Plaza, formerly owned by a joint venture of which the Company was a 50% member. The property was sold on December 18, 1997. The California Department of Toxic Substances Control ("DTSC") advised the Company in 1995 that very low levels of Dichloroethylene ("1,2 DCE"), a degradation byproduct of PCE, had been detected in a municipal water well located 1/4 mile west of the dry cleaners, and that the dry cleaning facility may have contributed to the introduction of 1,2 DCE into the water well. According to DTSC, the maximum contaminant level ("MCL") for 1,2 DCE which is permitted in drinking water is 6 parts per billion ("ppb"). The 1,2 DCE was detected in the water well at a concentration of 1.2 ppb, which is below the MCL. The Company has retained an environmental consultant and has initiated extensive testing of the site. The joint venture agreed (between itself and the buyer) that it would be responsible for continuing to pursue the investigation and remediation of impacted soil and groundwater resulting from releases of PCE from the former dry cleaner. A total of $78, $211 and $68 have already been incurred by the joint venture for remediation, professional and legal fees for the years ending December 31, 2003, 2002 and 2001, respectively. The joint venture has been sharing costs with former owners of the property. An additional $193 remains reserved at December 31, 2003.

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

The Macerich Company    95

asbestos was removed. The Company incurred $1,622, $247 and $148 in remediation costs for the years ending December 31, 2003, 2002 and 2001, respectively. An additional $740 remains reserved at December 31, 2003.

12.    Profit Sharing Plan/Employee Stock Purchase Plan:

MMC and the Company have a retirement profit sharing plan that was established in 1984 covering substantially all of their eligible employees. The plan is qualified in accordance with section 401(a) of the Internal Revenue Code. Effective January 1, 1995, this plan was modified to include a 401(k) plan whereby employees can elect to defer compensation subject to Internal Revenue Service withholding rules. This plan was further amended effective February 1, 1999, to add the Macerich Company Common Stock Fund as a new investment alternative under the plan. A total of 150,000 shares of common stock were reserved for issuance under the plan. Contributions by MMC are made at the discretion of the Board of Directors and are based upon a specified percentage of employee compensation. MMC and the Company contributed $1,195, $1,050 and $923 to the plan during the years ended December 31, 2003, 2002 and 2001, respectively.

The Board of Directors and stockholders of the Company approved an Employee Stock Purchase Plan ("ESPP") in 2003. Under the ESPP, shares of the Company's Common Stock are available for purchase by eligible employees who elect to participate in the ESPP. Eligible employees will be entitled to purchase limited amounts of the Company's Common Stock during periodic offering periods. The shares will be offered at up to a 10% discount from their fair market value as of specified dates. Initially, the 10% discount will be applied against the lower of the stock value at the beginning or the end of each six-month offering period under the ESPP. A maximum of 750,000 shares of Common Stock is available for delivery under the ESPP. The first offering period is from January 1, 2004 through June 30, 2004.

13.    Stock Plans:

The Company has established employee stock incentive plans under which stock options, restricted stock and/or other stock awards may be awarded for the purpose of attracting and retaining executive officers, directors and key employees. The Company has issued options to employees and directors to purchase shares of the Company under the stock incentive plans. The term of these options is ten years from the grant date. These options generally vest 33 1/3% per year and were issued and are exercisable at the market value of the common stock at the grant date.

In addition, in 2003 the Company's Board of Directors and stockholders approved a 2003 Equity Incentive Plan (the "2003 Plan"). The aggregate number of shares of Common Stock that may be issued pursuant to the 2003 Plan is six million shares. The 2003 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, stock units, stock bonuses, performance based awards, dividend equivalent rights

96     The Macerich Company

and operating partnerships units or other convertible or exchangeable units. Any option granted under the 2003 Plan will have a term not to exceed 10 years.

The Company issued 1,347,022 shares of restricted stock under the employees stock incentive plans to executives as of December 31, 2003. These awards are granted based on certain performance criteria for the Company. The restricted stock generally vests over 3 to 5 years and the compensation expense related to these grants is determined by the market value at the grant date and is amortized over the vesting period on a straight-line basis. As of December 31, 2003, 2002 and 2001, 681,550, 466,909 and 313,942 shares, respectively, of restricted stock had vested. A total of 374,846 shares at a weighted average price of $32.71 were issued in 2003, a total of 262,082 shares at a weighted average price of $30.19 were issued in 2002, and a total of 145,602 shares at a weighted average price of $21.95 were issued in 2001. Restricted stock is subject to restrictions determined by the Company's compensation committee. Restricted stock has the same dividend and voting rights as common stock and is considered issued when vested. Compensation expense for restricted stock was $7,492, $4,784 and $3,911 in 2003, 2002 and 2001, respectively.

Approximately 5,955,939 and 2,465,454 of additional shares were reserved and were available for issuance under the stock incentive plans at December 31, 2003 and 2002, respectively. The plans allow for, among other things, granting options or restricted stock at market value.

The Company also had established an option plan for non-employee directors. The non-employee director options have a term of ten years from the grant date, vest six months after grant and are issued at the market value of the common stock on the grant date. The plan had a reserve of 50,000 shares and all such shares were granted as of December 31, 2001.

In addition, the Company established a Director Phantom Stock Plan which offers eligible non-employee directors the opportunity to defer cash compensation for up to three years and to receive that compensation in shares of Common Stock rather than in cash after termination of service or a predetermined period. Deferred amounts are credited as stock units at the beginning of the applicable deferrable period based on the then current market price of the Common Stock. Stock unit balances are credited with dividend equivalents (priced at market) and are ultimately paid out in shares on a 1:1 basis. A maximum of 250,000 shares of Common Stock may be issued in total under the Director Phantom Stock Plan. As of December 31, 2003, 88,107 stock units had been credited to the accounts of the Company's non-employee directors. Additionally, a liability of $3,921 and $2,321 is included in the Company's consolidated financial statements as of December 31, 2003 and 2002, respectively.

The Macerich Company    97

The following table summarizes all stock options granted, exercised or forfeited under the employee and director plans over the last three years:

	Incentive Stock Option Plans		Non-Employee Director Plan			Weighted Average Exercise Price On Exercisable Options At Year End
					# of Options Exercisable At Year End
	Shares	Option Price Per Share	Shares	Option Price Per Share

Shares outstanding at December 31, 2000	2,444,561		40,500		1,934,680	$21.91

Granted	22,500	$26.600	2,500	$26.600
Exercised	(248,632)	$19.00	—
Forfeited	(433,500)	$19.00-$27.38	—

Shares outstanding at December 31, 2001	1,784,929		43,000		1,609,740	$21.56

Granted	25,000	$30.75	—
Exercised	(207,059)	$19.00-$26.88	—

Shares outstanding at December 31, 2002	1,602,870		43,000		1,599,165	$22.07

Granted	2,500	$39.43	—
Exercised	(503,454)	$19.00-$27.38	(16,500)
Forfeited	(43,192)		—

Shares outstanding at December 31, 2003	1,058,724		26,500		1,085,224	$22.38

The weighted average exercise price for options granted in 2001 was $26.60, $30.75 in 2002 and $39.43 and 2003.

The weighted average remaining contractual life for options outstanding at December 31, 2003 was 5 years and the weighted average remaining contractual life for options exercisable at December 31, 2002 was 5 years.

The Company recorded options granted using Accounting Principles Board (APB) opinion Number 25, "Accounting for Stock Issued to Employees and Related Interpretations" through December 31, 2001. As discussed in Note 2, effective January 1, 2002, the Company adopted the fair value provisions of SFAS 123 and will prospectively expense all stock options issued subsequent to January 1, 2002. The following table reconciles net income available to common stockholders and earnings per common share ("EPS"), as reported, to pro-forma net income available to common stockholders and EPS as if the Company had recorded compensation expense using the methodology prescribed in SFAS 123, "Accounting for Stock-Based Compensation."

98     The Macerich Company

These pro forma amounts may not be representative of the initial impact of adopting SFAS No. 123 since, as amended, it permits alternative methods of adoption (table in thousands):

	2003	2002	2001

Net income available to common stockholders, as reported	N/A	N/A	$58,035
Deduct: Pro-forma expense as if stock options were charged against income	N/A	N/A	(32)

Pro-forma net income available to common stockholders using the fair value method	N/A	N/A	$58,003

Diluted EPS:
Diluted EPS, as reported	N/A	N/A	$1.72

Pro-forma diluted EPS using the fair value method	N/A	N/A	$1.72

Basic EPS:
Basic EPS, as reported	N/A	N/A	$1.72

Pro-forma basic EPS using the fair value method	N/A	N/A	$1.72

The weighted average fair value of options granted during 2003, 2002 and 2001 was $3.37, $1.63 and $0.98, respectively. The fair value of each option grant issued in 2003, 2002 and 2001 is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (a) dividend yield of 4.7% in 2003, 7.22% in 2002 and 9.75% in 2001, (b) expected volatility of the Company's stock of 37.2 % in 2003, 16.68% in 2002 and 17.31% in 2001, (c) a risk-free interest rate based on U.S. Zero Coupon Bonds with time of maturity approximately equal to the options' expected time to exercise and (d) expected option lives of five years for options granted in 2003, 2002 and 2001.

14.    Deferred Compensation Plans:

The Company has established deferred compensation plans under which key executives of the Company may elect to defer receiving a portion of their cash compensation otherwise payable in one calendar year until a later year. The Company may, as determined by the Board of Directors at its sole discretion, credit a participant's account with an amount equal to a percentage of the participant's deferral. The Company contributed $547, $546 and $461 to the plans during the years ended December 31, 2003, 2002 and 2001, respectively.

In addition, certain executives have split dollar life insurance agreements with the Company whereby the Company generally pays annual premiums on a life insurance policy in an amount equal to the executives deferral under one of the Company's deferred compensation plans. Since July 30, 2002, the effective date

The Macerich Company    99

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

On June 16, 1998, the Company issued 5,487,471 shares of Series B cumulative convertible redeemable preferred stock ("Series B Preferred Stock") for proceeds totaling $150,000 in a private placement. The preferred stock could have been converted on a one for one basis into common stock and paid a quarterly dividend equal to the greater of $0.46 per share, or the dividend then payable on a share of common stock. On September 9, 2003, all of the shares of Series B Preferred Stock were converted to common stock.

No dividends will be declared or paid on any class of common or other junior stock to the extent that dividends on Series A Preferred Stock has not been declared and/or paid.

The holders of Series A Preferred Stock have redemption rights if a change of control of the Company occurs, as defined under the respective Articles Supplementary for each series. Under such circumstances, the holders of the Series A Preferred Stock are entitled to require the Company to redeem their shares, to the extent the Company has funds legally available therefor, at a price equal to 105% of their respective liquidation preference plus accrued and unpaid dividends. The Series A Preferred Stock holder also has the right to require the Company to repurchase its shares if the Company fails to be taxed as a REIT for federal tax purposes at a price equal to 115% of its liquidation preference plus accrued and unpaid dividends, to the extent funds are legally available therefor.

100     The Macerich Company

16.    Quarterly Financial Data (Unaudited):

The following is a summary of quarterly results of operations for 2003 and 2002:

	2003 Quarter Ended				2002 Quarter Ended
	Dec 31(2)	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31

Revenues(1)	$138,127	$117,364	$116,618	$113,895	$118,790	$99,562	$78,163	$75,985
Net income (loss) available to common stockholders	$25,489	$39,730	$28,574	$19,425	$33,216	$11,676	($1,277)	$17,350
Net income (loss) available to common stockholders per share—basic(3)	$0.44	$0.74	$0.55	$0.38	$0.79	$0.32	($0.04)	$0.50
Net income (loss) available to common stockholders per share—diluted(3)	$0.44	$0.69	$0.55	$0.37	$0.75	$0.32	($0.04)	$0.50

(1)
Revenues as reported in the Company's Form 10-Q's have been reclassified to reflect SFAS No. 144 for discontinued operations.

(2)
The quarter ended December 31, 2003 includes an additional $9.5 million of depreciation and amortization related to the final purchase price allocations in accordance with SFAS No. 141 for the 2002 acquisitions of Westcor and The Oaks (See Note 20).

(3)
The sum of the four quarters do not equal the year.

17.    Segment Information:

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") established standards for disclosure about operating segments and related disclosures about products and services, geographic areas and major customers. The Company currently operates in one business segment, the acquisition, ownership, development, redevelopment, management and leasing of regional and community shopping centers. Additionally, the Company operates in one geographic area, the United States.

18.    Common Stock Offerings:

On February 28, 2002, the Company issued 1,968,957 common shares with total net proceeds of $51,941. The proceeds from the sale of the common shares were used principally to finance a portion of the Queens Center expansion and redevelopment project and for general corporate purposes.

On November 27, 2002, the Company issued 15,200,000 common shares with total net proceeds of $420,300. The proceeds of the offering were used to pay off a $380,000 interim loan incurred concurrent with the Westcor acquisition and a portion of other acquisition debt (See Note 19).

The Macerich Company    101

19.    Westcor Acquisition:

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

The condensed balance sheet of Westcor presented below is as of the date of acquisition:

Property, net	$709,072
Investments in unconsolidated joint ventures	363,600
Other assets	108,072

Total assets	$1,180,744

Mortgage notes payable	$373,453
Other liabilities	44,551

Total liabilities	418,004

Total partners' capital	762,740

Total liabilities and partners' capital	$1,180,744

20.    Statement of Financial Accounting Standard 141 ("SFAS 141")—Purchase Price Allocations

In connection with the Company's 2002 acquisitions of Westcor and The Oaks, the Company, with the assistance of a valuation firm, applied SFAS 141 at December 31, 2002, to allocate the respective purchase

102     The Macerich Company

price. During 2003, accounting practice and methodology were evolving and certain implementation issues were clarified, such as the use of the "as if vacant" basis for valuing buildings. The Company again engaged an outside valuation firm and revised its original purchase price allocations.

The revisions had the following effect on the Company's original allocations:

Increase (Decrease)

Tangible assets:
Land	$(2,597)
Buildings	(99,901)
Site improvements	4,000
Tenant improvements	13,392
Intangible assets:
In-place lease value	96,236
Present value of leasing commissions and legal costs	10,885
Deferred Credit:
(Above) below market leases	22,015

Accordingly, in the fourth quarter of 2003, the Company recorded an additional $503 of minimum rents related to the amortization of below market leases and an additional $9.5 million of depreciation and amortization expense.

A deferred credit representing the allocated value to below market leases of $36,058 and $10,399 is recorded in "Other Accrued Liabilities" of the Company, as of December 31, 2003 and 2002, respectively. Accordingly, these credits will be amortized into minimum rents on a straight-line basis over the individual remaining lease terms.

The Macerich Company    103

The estimated amortization of these credits for the next five years and subsequent years is as follows:

Year Ending December 31,	Amount

2004	$4,988
2005	4,843
2006	4,432
2007	3,812
2008	3,422
Subsequent	14,561

Total	$36,058

21.    Subsequent Events:

On January 30, 2004, the Company, in a 50/50 joint venture with a private investment company, acquired Inland Center, a 1 million square foot super-regional mall in San Bernardino, California. The total purchase price was $63,300 and concurrently with the acquisition, the joint venture placed a $54,000 fixed rate loan on the property. The balance of the Company's pro rata share of the purchase price was funded by cash and borrowings under the Company's line of credit.

On February 5, 2004, a dividend/distribution of $0.61 per share was declared for common stockholders and OP Unit holders of record on February 23, 2004. In addition, the Company declared a dividend of $0.61 on the Company's Series A Preferred Stock. All dividends/distributions will be payable on March 8, 2004.

104     The Macerich Company

REPORT OF INDEPENDENT AUDITORS

To the Board of Trustees and Stockholders of
Pacific Premier Retail Trust:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the financial position of Pacific Premier Retail Trust (the "Trust") at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule of the Trust listed in the index appearing under Item 15(a) 4 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements and financial statement schedule in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2003, the Company adopted Statement of Financial Accounting Standard No. 145.

PricewaterhouseCoopers LLP Los Angeles, CA March 11, 2004

The Macerich Company    105

PACIFIC PREMIER RETAIL TRUST

(A Maryland Real Estate Investment Trust)

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2003	2002

ASSETS
Property, net	$973,016	$985,691
Cash and cash equivalents	8,918	1,528
Tenant receivables, net	8,476	6,119
Deferred rent receivables	9,834	9,247
Deferred charges, less accumulated amortization of $4,766 and $3,018 at December 31, 2003 and 2002, respectively	7,489	6,017
Other assets	1,988	2,053

Total assets	$1,009,721	$1,010,655

LIABILITIES AND STOCKHOLDERS' EQUITY:
Mortgage notes payable:
Related parties	$80,875	$83,994
Others	599,220	607,021

Total	680,095	691,015
Accounts payable	1,252	155
Accrued interest payable	3,447	2,424
Accrued real estate taxes	813	2,515
Tenant security deposits	1,462	1,288
Other accrued liabilities	4,764	6,028
Due to related parties	2,302	459

Total liabilities	694,135	703,884

Commitments (Note 8)
Stockholders' equity:
Series A and Series B redeemable preferred stock, $.01 par value, 625 shares authorized, issued and outstanding at December 31, 2003 and 2002	—	—
Series A and B common stock, $.01 par value, 219,611 shares authorized, issued and outstanding at December 31, 2003 and 2002	2	2
Additional paid-in capital	307,613	307,613
Accumulated (deficit) earnings	7,971	(844)

Total stockholders' equity	315,586	306,771

Total liabilities and stockholders' equity	$1,009,721	$1,010,655

The accompanying notes are an integral part of these financial statements.

106     The Macerich Company

PACIFIC PREMIER RETAIL TRUST

(A Maryland Real Estate Investment Trust)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars in thousands)

	2003	2002	2001

Revenues:
Minimum rents	$107,442	$103,824	$100,315
Percentage rents	6,126	5,407	6,140
Tenant recoveries	41,358	39,930	37,604
Other	2,611	2,044	1,950

Total revenues	157,537	151,205	146,009

Expenses:
Interest	47,549	48,330	48,569
Depreciation and amortization	24,610	23,784	22,817
Maintenance and repairs	9,643	10,056	9,757
Real estate taxes	12,167	11,248	11,028
Management fees	5,519	5,196	4,952
General and administrative	4,254	2,665	2,909
Ground rent	1,218	1,114	1,157
Insurance	2,156	2,175	1,485
Marketing	599	551	824
Utilities	6,177	6,900	6,002
Security	4,520	4,252	3,892

Total expenses	118,412	116,271	113,392

Income before gain on sale of asset, minority interest and gain on early extinguishment of debt	39,125	34,934	32,617
Gain on sale of asset	74	4,431	—
Minority interest	(104)	(95)	(82)
Gain on early extinguishment of debt	—	—	69

Net income	$39,095	$39,270	$32,604

The accompanying notes are an integral part of these financial statements.

The Macerich Company    107

PACIFIC PREMIER RETAIL TRUST

(A Maryland Real Estate Investment Trust)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars in thousands, except share data)

	Common Stock (# of shares)	Preferred Stock (# of shares)	Common Stock Par Value	Additional Paid in Capital	Accumulated (Deficit) Earnings	Total Stockholders' Equity

Balance December 31, 2000	219,611	625	$2	$307,613	$1,169	$308,784
Distributions paid to Macerich PPR Corp.					(13,677)	(13,677)
Distributions paid to Ontario Teachers' Pension Plan Board					(13,243)	(13,243)
Other distributions paid					(75)	(75)
Net income					32,604	32,604

Balance December 31, 2001	219,611	625	2	307,613	6,778	314,393
Distributions paid to Macerich PPR Corp.					(23,801)	(23,801)
Distributions paid to Ontario Teachers' Pension Plan Board					(23,016)	(23,016)
Other distributions paid					(75)	(75)
Net income					39,270	39,270

Balance December 31, 2002	219,611	625	2	307,613	(844)	306,771
Distributions paid to Macerich PPR Corp.					(15,381)	(15,381)
Distributions paid to Ontario Teachers' Pension Plan Board					(14,824)	(14,824)
Other distributions paid					(75)	(75)
Net income					39,095	39,095

Balance December 31, 2003	219,611	625	$2	$307,613	$7,971	$315,586

The accompanying notes are an integral part of these financial statements.

108     The Macerich Company

PACIFIC PREMIER RETAIL TRUST

(A Maryland Real Estate Investment Trust)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars in thousands)

	For the years ended December 31,
	2003	2002	2001

Cash flows from operating activities:
Net income	$39,095	$39,270	$32,604

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,610	23,784	22,817
Gain on sale of asset	(74)	(4,431)	—
Minority interest	104	95	82
Gain on early extinguishment of debt	—	—	(69)
Tenant receivables, net	(2,357)	2,228	1,409
Deferred rent receivables	(587)	(1,359)	(2,082)
Other assets	65	(649)	(792)
Accounts payable	1,097	(1,261)	(1,108)
Accrued interest payable	1,023	(1,174)	(107)
Accrued real estate taxes	(1,702)	47	982
Tenant security deposits	174	10	107
Other accrued liabilities	(1,264)	1,423	1,098
Due to related parties	1,843	(404)	(939)

Total adjustments	22,932	18,309	21,398

Net cash flows provided by operating activities	62,027	57,579	54,002

Cash flows from investing activities:
Acquisition of property and improvements	(10,295)	(8,195)	(21,119)
Deferred leasing costs	(3,380)	(2,613)	(2,287)
Proceeds from sale of assets	348	5,593	—

Net cash flows used in investing activities	(13,327)	(5,215)	(23,406)

Cash flows from financing activities:
Proceeds from notes payable	17,150	—	—
Payments on notes payable	(28,070)	(10,641)	(9,024)
Distributions	(29,905)	(46,517)	(26,620)
Preferred dividends paid	(375)	(375)	(375)
Deferred finance costs	(110)	(30)	(24)

Net cash flows used in financing activities	(41,310)	(57,563)	(36,043)

Net increase (decrease) in cash	7,390	(5,199)	(5,447)
Cash, beginning of year	1,528	6,727	12,174

Cash, end of year	$8,918	$1,528	$6,727

Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$46,526	$49,504	$48,676

The accompanying notes are an integral part of these financial statements.

The Macerich Company    109

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

110     The Macerich Company

The properties as of December 31, 2003 and their locations are as follows:

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

2.    Summary of Significant Accounting Policies:

Cash and Cash Equivalents:

The Trust considers all highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents, for which cost approximates fair value. Included in cash is restricted cash of $2,780 and $2,387 at December 31, 2003 and 2002, respectively.

Tenant Receivables:

Included in tenant receivables are accrued overage rents of $2,139 and $2,208 and an allowance for doubtful accounts of $530 and $671 at December 31, 2003 and 2002, respectively.

Revenues:

Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight-lining of rent adjustment." Rental income was increased by $586, $1,361 and $2,082 in 2003, 2002 and 2001, respectively, due to the straight-lining of rents. Percentage rents are recognized on an accrual basis in accordance with Staff Accounting Bulletin 101. Percentage rents are accrued when leasees specified sales targets have been met. Recoveries from tenants for real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred.

The Macerich Company    111

Property:

Costs related to the redevelopment, construction and improvement of properties are capitalized. Interest incurred or imputed on redevelopment and construction projects are capitalized until construction is substantially complete.

Maintenance and repairs expenses are charged to operations as incurred. Costs for major replacements and betterments, which includes HVAC equipment, roofs, parking lots, etc. are capitalized and depreciated over their estimated useful lives. Gains and losses are recognized upon disposal or retirement of the related assets and are reflected in earnings, in accordance with SFAS No. 66—"Accounting for Sales of Real Estate."

Property is recorded at cost and is depreciated using a straight-line method over the estimated lives of the assets as follows:

Building and improvements	5-39 years
Tenant improvements	initial term of related lease
Equipment and furnishings	5-7 years

The Trust assesses whether there has been an impairment in the value of its long-lived assets by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenants' ability to perform their duties and pay rent under the terms of the leases. The Trust may recognize an impairment loss if the cash flows are not sufficient to cover its investment. Such a loss would be determined as the difference between the carrying value and the fair value of a property. Management believes no such impairment has occurred in its net property carrying values at December 31, 2003 and 2002.

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

112     The Macerich Company

Income taxes:

The Trust elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1999. To qualify as a REIT, the Trust must meet a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its taxable income to its stockholders (95% for years beginning prior to January 1, 2001). It is the Trust's current intention to adhere to these requirements and maintain the Trust's REIT status. As a REIT, the Trust generally will not be subject to corporate level federal income tax on net income it distributes currently to its stockholders. As such, no provision for federal income taxes has been included in the accompanying consolidated financial statements. If the Trust fails to qualify as a REIT in any taxable year, then it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Trust qualifies for taxation as a REIT, the Trust may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income, if any.

The following table reconciles net income to taxable income for the years ended December 31:

	2003	2002	2001

Net income	$39,095	$39,270	$32,604
Add: Book depreciation and amortization	24,610	23,784	22,817
Less: Tax depreciation and amortization	(25,335)	(25,360)	(23,415)
Other book/tax differences, net(1)	1,142	1,418	(2,775)

Taxable income	$39,512	$39,112	$29,231

(1)
Primarily due to timing differences relating to straight-line rents and prepaid rents.

For income tax purposes, distributions consist of ordinary income, capital gains, return of capital or a combination thereof. The following table details the components of the distributions for the years ended December 31:

	2003		2002		2001

Ordinary income	$326.31	99.8%	$163.61	77.2%	$121.21	100.0%
Capital gains	0.66	0.2%	20.78	9.9%	—	0.0%
Return of capital	—	0.0%	27.42	12.9%	—	0.0%

Dividends paid or payable	$326.97	100.0%	$211.81	100.0%	$121.21	100.0%

The Macerich Company    113

Accounting Pronouncements:

In May 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections" ("SFAS 145"), which is effective for fiscal years beginning after May 15, 2002. SFAS 145 rescinds SFAS 4, SFAS 44 and SFAS 64 and amends SFAS 13 to modify the accounting for sales-leaseback transactions. SFAS 4 required the classification of gains and losses resulting from extinguishment of debt to be classified as extraordinary items. SFAS 64 amended SFAS 4 and is no longer necessary because SFAS 4 has been rescinded. The Trust reclassified a gain of $69 for the year ending December 31, 2001, from extraordinary items to continuing operations upon adoption of SFAS 145 on January 1, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Trust reviewed the provisions of this Interpretation relating to initial recognition and measurement of guarantor liabilities, which are effective for qualifying guarantees entered into or modified after December 31, 2002. The Trust has not modified or entered into any qualifying guarantees during the twelve months ending December 31, 2003.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51." FIN 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: 1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity and 2) the equity investors lack an essential characteristic of a controlling financial interest. The Trust has evaluated the effect of FIN 46 and it will not have an effect on its financial statements.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. Financial instruments within the scope of the pronouncement include mandatorily redeemable financial instruments, obligations to repurchase the issuer's equity shares by transferring assets, and certain obligations to issue a variable number of shares. SFAS 150 was effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS 150 originally was effective July 1, 2003 for the Trust. In October 2003, the FASB voted to defer certain provisions of SFAS 150 indefinitely. For those provisions of SFAS 150 adopted by the Trust, there was no material impact to its financial position or results of operations. For those provisions of SFAS 150 deferred by the FASB, the Trust does not expect there will be a material impact on its financial position or results of operations under adoption.

114     The Macerich Company

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

One tenant represented 11.5%, 12.0% and 12.1% of total minimum rents in place as of December 31, 2003, 2002 and 2001, respectively. No other tenant represented more than 3.5%, 3.4% and 3.5% of total minimum rents as of December 31, 2003, 2002 and 2001, respectively.

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

The Macerich Company    115

3.    Property:

Property is summarized as follows:

	December 31,
	2003	2002

Land	$237,647	$237,754
Building improvements	812,817	804,435
Tenant improvements	9,235	6,144
Equipment & furnishings	4,067	3,923
Construction in progress	5,807	7,129

	1,069,573	1,059,385
Less accumulated depreciation	(96,557)	(73,694)

	$973,016	$985,691

Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $22,863, $22,278 and $21,571, respectively.

4.    Mortgage Notes Payable:

Mortgage notes payable at December 31, 2003 and 2002 consist of the following:

	Carrying Amount of Notes
	2003		2002
Property Pledged as Collateral	Other	Related Party	Other	Related Party	Interest Rate	Payment Terms	Maturity Date

Cascade Mall	$22,120	—	$23,496	—	6.50%	$239(a)	2014
Kitsap Mall/Kitsap Place(b)	59,951	—	60,453	—	8.06%	450(a)	2010
Lakewood Mall(c)	127,000	—	127,000	—	7.20%	interest only	2005
Lakewood Mall(d)	17,150	—	16,125	—	2.93%	interest only	2005
Los Cerritos Center	112,995	—	114,778	—	7.13%	826(a)	2006
North Point Plaza	3,109	—	3,273	—	6.50%	31(a)	2015
Redmond Town Center — Retail	59,240	—	60,608	—	6.50%	439(a)	2011
Redmond Town Center — Office	—	$80,875	—	$83,994	6.77%	726(a)	2009
Stonewood Mall	77,103	—	77,750	—	7.41%	539(a)	2010
Washington Square	109,610	—	112,080	—	6.70%	825(a)	2009
Washington Square Too	10,942	—	11,458	—	6.50%	104(a)	2016

Total	$599,220	$80,875	$607,021	$83,994

(a)
This represents the monthly payment of principal and interest.

(b)
Effective January 1, 2002, monthly principal and interest of $450 is payable through maturity. This debt is cross-collateralized by Kitsap Mall and Kitsap Place.

116     The Macerich Company

(c)
In connection with the acquisition of this property, the Trust assumed $127,000 of collateralized fixed rate notes (the "Notes"). The Notes bear interest at an average fixed rate of 7.20% and mature in August 2005. The Notes require the Trust to deposit all cash flow from the property operations with a trustee to meet its obligations under the Notes. Cash in excess of the required amount, as defined, is released. Included in cash and cash equivalents is $750 of restricted cash deposited with the trustee at December 31, 2003 and 2002.

(d)
On July 28, 2000, the Trust placed a $16,125 floating rate note on the property bearing interest at LIBOR plus 2.25% and maturing July 2003. On August 24, 2003, the Trust negotiated a two-year loan extension with the lender and the loan was increased to $17,150. At December 31, 2003 and 2002, the total interest rate was 2.93% and 3.75%, respectively.

Certain mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

Total interest costs capitalized for the years ended December 31, 2003, 2002 and 2001 were $250, $353 and $1,202, respectively.

The fair value of mortgage notes payable at December 31, 2003 and 2002 is estimated to be approximately $735,135 and $697,639, respectively, based on interest rates for comparable loans.

The above debt matures as follows:

Years Ending December 31,

2004	$12,806
2005	157,868
2006	121,517
2007	13,381
2008	14,289
2009 and beyond	360,234

$680,095

5.    Related Party Transactions:

The Trust engages the Macerich Management Company (the "Management Company"), a preferred stock subsidiary of the Company, to manage the operations of the Trust. The Management Company provides property management, leasing, corporate, redevelopment and acquisitions services to the properties of the Trust. In consideration of these services, the Management Company receives monthly management fees ranging from 1.0% to 4.0% of the gross monthly rental revenue of the properties managed. During the years ended 2003, 2002 and 2001, the Trust incurred management fees of $5,519, $5,196 and $4,952, respectively, to the Management Company.

The Macerich Company    117

A mortgage note collateralized by the office component of Redmond Town Center is held by one of the Company's joint venture partners. In connection with this note, interest expense was $5,583, $5,778 and $5,973 during the years ended December 31, 2003, 2002 and 2001, respectively. Additionally, no interest costs were capitalized during the years ended December 31, 2003, 2002 and 2001, respectively, in relation to this note.

6. Future Rental Revenues:

Under existing noncancellable operating lease agreements, tenants are committed to pay the following minimum rental payments to the Trust:

Year Ending December 31,

2004	$100,062
2005	91,158
2006	82,757
2007	75,305
2008	63,870
Thereafter	239,439

$652,591

7.    Redeemable Preferred Stock:

On October 6, 1999, the Trust issued 125 shares of Redeemable Preferred Shares of Beneficial Interest ("Preferred Stock") for proceeds totaling $500 in a private placement. On October 26, 1999, the Trust issued 254 and 246 shares of Preferred Stock to the Corp and Ontario Teachers', respectively. The Preferred Stock can be redeemed by the Trust at any time with 15 days notice for $4,000 per share plus accumulated and unpaid dividends and the applicable redemption premium. The Preferred Stock will pay a semiannual dividend equal to $300 per share. The Preferred Stock has limited voting rights.

8.    Commitments:

The Trust has certain properties subject to noncancellable operating ground leases. The leases expire at various times through 2069, subject in some cases to options to extend the terms of the lease. Ground rent expense, net of amounts capitalized, was $1,218, $1,114 and $1,157 for the years ended December 31, 2003, 2002 and 2001, respectively.

118     The Macerich Company

Minimum future rental payments required under the leases are as follows:

Years Ending December 31,

2004	$1,307
2005	1,307
2006	1,307
2007	1,307
2008	1,413
Thereafter	74,825

$81,466

The Macerich Company    119

Independent Auditors' Report

The Partners
SDG Macerich Properties, L.P.:

We have audited the accompanying balance sheets of SDG Macerich Properties, L.P. as of December 31, 2003 and 2002, and the related statements of operations, cash flows, and partners' equity for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the financial statements, we have also audited the related financial statement schedule (Schedule III). These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SDG Macerich Properties, L.P. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule (Schedule III), when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Indianapolis, Indiana
February 6, 2004

120     The Macerich Company

SDG MACERICH PROPERTIES, L.P.

BALANCE SHEETS

December 31, 2003 and 2002

(Dollars in thousands)

	2003	2002

Assets
Properties:
Land	$199,736	199,736
Buildings and improvements	858,147	851,487
Equipment and furnishings	2,718	2,161

	1,060,601	1,053,384
Less accumulated depreciation	138,194	111,967

	922,407	941,417
Cash and cash equivalents	15,133	14,424
Tenant receivables, including accrued revenue, less allowance for doubtful accounts of $1,292 and $804	22,050	19,939
Due from affiliates	163	90
Deferred financing costs, net of accumulated amortization of $2,095 and $1,179	2,669	1,395
Prepaid real estate taxes and other assets	1,847	1,810

	$964,269	979,075

Liabilities and Partners' Equity
Mortgage notes payable	$632,799	633,744
Accounts payable	9,738	9,799
Due to affiliates	1,559	832
Accrued real estate taxes	15,509	15,626
Accrued interest expense	1,317	1,560
Accrued management fee	506	424
Other liabilities	202	244

Total Liabilities	661,630	662,229
Partners' equity	302,639	316,846

	$964,269	979,075

See accompanying notes to financial statements.

The Macerich Company    121

SDG MACERICH PROPERTIES, L.P.

STATEMENTS OF OPERATIONS

Years ended December 31, 2003, 2002 and 2001

(Dollars in thousands)

	2003	2002	2001

Revenues:
Minimum rents	$95,628	94,956	93,628
Overage rents	5,126	5,156	5,994
Tenant recoveries	51,023	48,212	47,814
Other	1,484	2,756	3,141

	153,261	151,080	150,577

Expenses:
Property operations	22,989	19,675	18,740
Depreciation of properties	26,675	25,152	24,941
Real estate taxes	19,265	19,242	18,339
Repairs and maintenance	7,189	8,486	9,206
Advertising and promotion	6,368	6,451	6,816
Management fees	4,068	4,052	3,964
Provision (recoveries) for credit losses, net	1,244	300	(107)
Interest on mortgage notes	29,096	30,517	37,183
Other	972	646	868

	117,866	114,521	119,950

Income before cumulative effect of a change in accounting principle	35,395	36,559	30,627
Cumulative effect of a change in accounting for derivative instruments	—	—	(256)

Net income	$35,395	36,559	30,371

See accompanying notes to financial statements.

122     The Macerich Company

SDG MACERICH PROPERTIES, L.P.
STATEMENTS OF CASH FLOWS
Years ended December 31, 2003, 2002 and 2001
(Dollars in thousands)

	2003	2002	2001

Cash flows from operating activities:
Net income	$35,395	$36,559	$30,371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of properties	26,675	25,152	24,941
Amortization of debt premium	(2,945)	(2,768)	(2,602)
Amortization of financing costs	916	344	429
Change in tenant receivables	(2,111)	3,875	(3,307)
Other items	421	1,792	2,022

Net cash provided by operating activities	58,351	64,954	51,854

Cash flows from investing activities:
Additions to properties	(7,924)	(7,289)	(15,779)
Proceeds from sale of land and building	—	998	—

Net cash used by investing activities	(7,924)	(6,291)	(15,779)

Cash flows from financing activities:
Payments on mortgage note	(184,500)	—	—
Proceeds from mortgage notes payable	186,500	—	—
Deferred financing costs	(2,190)	—	—
Distributions to partners	(49,528)	(53,664)	(33,738)

Net cash provided by financing activities	(49,718)	(53,664)	(33,738)

Net change in cash and cash equivalents	709	4,999	2,337
Cash and cash equivalents at beginning of period	14,424	9,425	7,088

Cash and cash equivalents at end of year	$15,133	$14,424	$9,425

Supplemental cash flow information:
Cash payments for interest	$31,368	$33,089	$39,912

See accompanying notes to financial statements.

The Macerich Company    123

SDG MACERICH PROPERTIES, L.P.

STATEMENTS OF PARTNERS' EQUITY

Years ended December 31, 2003, 2002 and 2001

(Dollars in thousands)

Percentage ownership interest	Simon Property Group, Inc. affiliates 50%	The Macerich Company affiliates 50%	Accumulated other comprehensive income (loss)	Total 100%

Balance at December 31, 2000	$168,613	168,614	—	337,227
Net income	15,186	15,185	—	30,371
Other comprehensive income:
Transition adjustment resulting from adoption of SFAS No. 133	—	—	80	80
Derivative financial instruments	—	—	94	94

Total comprehensive income				30,545
Distributions	(16,869)	(16,869)		(33,738)

Balance at December 31, 2001	166,930	166,930	174	334,034
Net income	18,280	18,279	—	36,559
Other comprehensive income:
Derivative financial instruments	—	—	(83)	(83)

Total comprehensive income				36,476
Distributions	(26,832)	(26,832)		(53,664)

Balance at December 31, 2002	158,378	158,377	91	316,846
Net income	17,697	17,698	—	35,395
Other comprehensive income:
Derivative financial instruments	—	—	(74)	(74)

Total comprehensive income				35,321
Distributions	(24,764)	(24,764)		(49,528)

Balance at December 31, 2003	$151,311	151,311	17	302,639

See accompanying notes to financial statements.

124     The Macerich Company

SDG MACERICH PROPERTIES, L.P.

Notes to Financial Statements

December 31, 2003, 2002 and 2001

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

The Macerich Company    125

December 31, 2003, fixed minimum rents to be received in each of the next five years and thereafter are summarized as follows:

2004	$77,885
2005	66,457
2006	57,854
2007	48,843
2008	41,981
Thereafter	130,440

$423,460

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

126     The Macerich Company

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

(d) Financing Costs

Financing costs related to the proceeds of mortgage notes issued are amortized to interest expense over the remaining life of the notes.

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

The Macerich Company    127

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

(3)    Mortgage Notes Payable and Fair Value of Financial Instruments

In connection with the acquisition of the properties in 1998, the Partnership assumed $485,000 of mortgage notes secured by the properties. The notes consisted of $300,000 of debt that is due in May 2006 and requires monthly interest payments at a fixed weighted average rate of 7.41% and $185,000 of debt that was due and repaid in May 2003 and required monthly interest payments at a variable weighted average rate (based on LIBOR). The variable rate debt was covered by interest cap agreements that effectively prevented the variable rate from exceeding 11.53%.

On April 12, 2000, the Partnership obtained $138,500 of additional mortgage financing which is also secured by the properties. In connection with obtaining this debt, the Partnership repaid $500 of the original variable rate debt. The notes consist of $57,100 of debt that requires monthly interest payments at a fixed weighted average rate of 8.13% and $81,400 of debt that requires monthly interest payments at a

128     The Macerich Company

variable weighted average rate (based on LIBOR) of 1.53% and 1.79% at December 31, 2003 and 2002, respectively. All of the notes mature on May 15, 2006. The variable rate debt is covered by an interest cap agreement that effectively prevents the variable rate from exceeding 11.83%.

In May 2003, $186,500 of proceeds from mortgage notes issued that were secured by the properties were used to repay the debt due May 2003. The notes are due in May 2006 and require monthly interest payments at a variable weighted average rate (based on LIBOR) of 1.57% at December 31, 2003. This debt is covered by interest cap agreements that effectively prevent the variable rate from exceeding 10.63%.

The fair value assigned to the $300,000 fixed-rate debt at the acquisition date based on an estimated market interest rate of 6.23% was $322,711, with the resulting debt premium being amortized to interest expense over the remaining term of the debt using a level yield method. At December 31, 2003 and 2002, the unamortized balance of the debt premium was $7,799 and $10,744, respectively.

The fair value of the fixed-rate debt of $357,100 at December 31, 2003 and 2002 based on an interest rate of 3.94% and 4.04%, respectively, is estimated to be $386,563 and $396,752, respectively. The carrying value of the variable-rate debt of $267,900 at December 31, 2003 and $265,900 at December 31, 2002, and the Partnership's other financial instruments are estimated to approximate their fair values.

As of December 31, 2003 and 2002, the Partnership has recorded its interest rate cap agreements as derivatives at their fair values of $46 and $73, respectively, included in other assets. These derivatives consist of interest rate cap agreements with a total notional amount of $267,900 at December 31, 2003 and $265,900 at December 31, 2002 and a maturity date of May 2006. The Partnership's exposure to market risk due to changes in interest rates relates to the Partnership's long-term debt obligations. Through its risk management strategy, the Partnership manages exposure to interest rate market risk by interest rate protection agreements to effectively cap a portion of variable rate debt. The Partnership's intent is to minimize its exposure to potential significant increases in interest rates. The Partnership does not enter into interest rate protection agreements for speculative purposes.

(4)    Related Party Transactions

Management fees incurred in 2003, 2002, and 2001 totaled $2,038, $2,071, and $1,973, respectively, for the Simon-managed properties and $2,030, $1,981, and $1,991, respectively, for the Macerich-managed properties, both based on a fee of 4% of gross receipts, as defined. In addition to the management fees, Macerich charged the Partnership an additional $366 for shared services in 2003.

The Macerich Company    129

Due from affiliates and due to affiliates on the accompanying balance sheets represent amounts due to or from the Partnership to Simon or Macerich or an affiliate of Simon or Macerich in the normal course of operations of the shopping center properties. At December 31, 2002, due to affiliates included $797 due to Macerich related to insurance premiums for the Macerich-managed properties.

(5)    Contingent Liability

The Partnership is not currently involved with any litigation other than routine and administrative proceedings arising in the ordinary course of business. On the basis of consultation with counsel, management believes that these items will not have a material adverse impact on the Partnership's financial statements taken as a whole.

130     The Macerich Company

THE MACERICH COMPANY
December 31, 2003
(Dollars in thousands)

Schedule III. Real Estate and Accumulated Depreciation

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
	Land	Building and Improvements	Equipment and Furnishings	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Furniture, Fixtures and Equipment	Construction in Progress	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation

Shopping Centers/Entities:
Arizona LifeStyle Galleries (50%)	$1,018	$3,517	0	0	$1,018	$3,517	0	0	$4,535	$720	$3,815
Borgata	3,667	28,080	0	128	3,667	28,206	2	0	31,875	1,190	30,685
Capitola Mall	11,312	46,689	0	4,320	11,309	50,907	105	0	62,321	11,000	51,321
Carmel Plaza	9,080	36,354	0	2,039	9,080	38,186	44	163	47,473	5,533	41,940
Chandler Fashion Center	24,188	263,143	0	2,782	24,188	265,840	85	0	290,113	8,064	282,049
Chesterfield Towne Center	18,517	72,936	2	19,817	18,517	90,390	2,340	25	111,272	29,933	81,339
Citadel, The	21,600	86,711	0	6,192	21,600	91,938	622	343	114,503	16,017	98,486
Crossroads Mall — Boulder	50	37,793	64	60,170	21,616	42,444	190	33,827	98,077	28,652	69,425
Crossroads Mall — Oklahoma	10,279	43,486	291	15,736	13,088	56,084	411	209	69,792	17,082	52,710
Flagstaff Mall	5,480	31,773	0	1,407	5,480	31,456	64	1,660	38,660	1,714	36,946
FlatIron Crossing	21,823	286,809	0	2,714	21,823	289,301	222	0	311,346	7,622	303,724
FlatIron Peripheral	6,205	0	0	(50)	6,155	0	0	0	6,155	0	6,155
Fresno Fashion Fair	17,966	72,194	0	13,311	17,966	85,015	490	0	103,471	13,550	89,921
Great Falls Marketplace	2,960	11,840	0	1,045	3,090	12,755	0	0	15,845	1,910	13,935
Greeley Mall	5,601	12,648	13	15,471	5,601	22,091	175	5,866	33,733	14,547	19,186
Green Tree Mall	4,947	14,925	332	25,598	4,947	40,271	597	(13)	45,802	28,751	17,051
Holiday Village Mall	3,491	18,229	138	19,149	5,268	35,346	245	148	41,007	25,841	15,166
Macerich Cerritos Adjacent, LLC	0	6,448	0	0	0	6,448	0	0	6,448	338	6,110
Macerich Management Co.	0	2,237	26,562	5,320	0	2,250	21,296	10,573	34,119	7,230	26,889
Macerich Property Management Co., LLC	0	0	2,808	0	0	2,740	68	0	2,808	1,696	1,112
Macerich Wards Parcel, LLC	1,022	267	0	0	1,022	267	0	0	1,289	7	1,282
Midcor V (NVPC Peripheral)	1,703	0	0	(231)	1,432	0	0	40	1,472	0	1,472
Northgate Mall	8,400	34,865	841	22,035	8,400	56,134	1,002	605	66,141	28,495	37,646
Northridge Mall	20,100	101,170	0	783	20,100	101,653	146	154	122,053	964	121,089
Northwest Arkansas Mall	18,800	75,358	0	2,460	18,521	77,776	253	68	96,618	10,698	85,920
Oaks, The	32,300	117,156	0	1,117	32,300	117,242	279	752	150,573	5,077	145,496
Pacific View	8,697	8,696	0	105,816	7,854	114,687	668	0	123,209	11,806	111,403
Panorama Mall	4,373	17,491	0	264	4,373	17,674	81	0	22,128	488	21,640
Paradise Valley Mall	24,565	125,996	0	1,487	24,565	126,410	1,072	1	152,048	5,764	146,284
Paradise West Parcel 4	0	0	0	56	0	0	0	56	56	0	56
Parklane Mall	2,311	15,612	173	17,337	2,426	25,441	346	7,220	35,433	20,667	14,766
Prescott Gateway	5,733	49,778	0	1,775	5,733	51,448	87	18	57,286	3,066	54,220
PVIC Ground Leases (50%)	9,524	3,364	0	0	9,524	3,364	0	0	12,888	2,174	10,714
PVOP II (50%)	905	2,436	0	0	905	2,430	6	0	3,341	678	2,663
Queens Center	21,460	86,631	8	178,017	21,454	90,002	791	173,869	286,116	18,554	267,562
Rimrock Mall	8,737	35,652	0	7,507	8,737	42,691	418	50	51,896	8,487	43,409
Salisbury, The Centre at	15,290	63,474	31	3,109	15,284	65,893	727	0	81,904	15,368	66,536
Santa Monica Place	26,400	105,600	0	6,186	26,400	109,549	1,412	825	138,186	12,107	126,079
Somersville Town Center	4,096	20,317	1,425	11,534	4,099	29,467	652	3,154	37,372	16,188	21,184
South Plains Mall	23,100	92,728	0	5,505	23,100	96,990	1,046	197	121,333	14,792	106,541
South Towne Center	19,600	78,954	0	9,597	19,454	87,456	516	725	108,151	16,880	91,271
Superstition Springs Peripheral	700	0	0	(700)	0	0	0	0	0	0	0
Superstition Springs Power Center	1,618	4,420	0	(1)	1,618	4,419	0	0	6,037	198	5,839
The Macerich Partnership, L.P.	0	2,534	0	695	211	821	2,197	0	3,229	318	2,911
Tucson La Encantada	12,800	19,699	0	35,276	12,800	51,377	143	3,455	67,775	265	67,510
Valley View Center	17,100	68,687	0	32,553	18,091	76,988	1,513	21,748	118,340	16,739	101,601
Village Center (50%)	2,979	5,305	0	0	2,979	5,304	1	0	8,284	1,450	6,834
Village Crossroads (50%)	2,479	6,192	0	0	2,479	6,192	0	0	8,671	962	7,709
Village Fair North (50%)	2,870	11,304	0	0	2,870	11,304	0	0	14,174	1,688	12,486
Village Plaza	3,423	8,688	0	844	3,423	9,527	5	0	12,955	502	12,453
Village Square I	0	2,844	0	0	0	2,844	0	0	2,844	127	2,717
Village Square II	0	8,492	0	36	0	8,525	3	0	8,528	362	8,166
Vintage Faire Mall	14,902	60,532	0	18,164	14,298	77,449	1,003	848	93,598	14,851	78,747
Westbar	17,994	11,665	0	1,043	17,995	12,707	0	0	30,702	901	29,801
Westcor Partners	390	0	0	693	390	82	523	88	1,083	101	982
Westside Pavilion	34,100	136,819	0	16,372	34,102	149,065	1,987	2,137	187,291	23,520	163,771

Total	$536,655	$2,458,538	$32,688	$674,478	$561,352	$2,828,363	$43,833	$268,811	$3,702,359	$475,634	$3,226,725

The Macerich Company    131

Depreciation and amortization of the Company's investment in buildings and improvements reflected in the statements of income are calculated over the estimated useful lives of the asset as follows:

Buildings and improvements	5-40 years
Tenant improvements	life of related lease
Equipment and furnishings	5-7 years

The changes in total real estate assets for the three years ended December 31, 2003 are as follows:

	2001	2002	2003

Balance, beginning of year	$2,228,468	$2,227,833	$3,251,674
Additions	81,506	1,037,757	644,236
Dispositions and retirements	(82,141)	(13,916)	(193,551)

Balance, end of year	$2,227,833	$3,251,674	$3,702,359

The changes in accumulated depreciation and amortization for the three years ended December 31, 2003 are as follows:

	2001	2002	2003

Balance, beginning of year	$294,884	$340,504	$409,497
Additions	56,121	78,957	94,966
Dispositions and retirements	(10,501)	(9,964)	(28,829)

Balance, end of year	$340,504	$409,497	$475,634

132     The Macerich Company

PACIFIC PREMIER RETAIL TRUST
December 31, 2003
(Dollars in thousands)

Schedule III. Real Estate and Accumulated Depreciation

	Initial Cost to Company			Gross Amount at Which Carried at Close of Period
	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Furniture, Fixtures and Equipment	Construction in Progress	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation

Shopping Center Entities:
Cascade Mall	$8,200	$32,843	$2,594	$8,200	$35,344	$125	$(32)	$43,637	$4,483	$39,154
Creekside Crossing	620	2,495	112	620	2,508	0	99	3,227	321	2,906
Cross Court Plaza	1,400	5,629	49	1,400	5,678	0	0	7,078	721	6,357
Kitsap Mall	13,590	56,672	1,886	13,486	58,520	142	0	72,148	7,710	64,438
Kitsap Place Mall	1,400	5,627	1,804	1,400	7,431	0	0	8,831	761	8,070
Lakewood Mall	48,025	112,059	41,297	48,025	151,639	1,706	11	201,381	16,335	185,046
Los Cerritos Center	57,000	133,000	3,771	57,000	135,207	1,515	49	193,771	15,637	178,134
Northpoint Plaza	1,400	5,627	29	1,397	5,659	0	0	7,056	710	6,346
Redmond Towne Center	18,381	73,868	16,918	16,942	87,579	111	4,535	109,167	10,506	98,661
Redmond Office	20,676	90,929	15,235	20,676	106,164	0	0	126,840	11,650	115,190
Stonewood Mall	30,902	72,104	2,186	30,901	74,072	214	5	105,192	8,244	96,948
Washington Square Mall	33,600	135,084	2,467	33,600	136,157	254	1,140	171,151	17,465	153,686
Washington Square Too	4,000	16,087	7	4,000	16,094	0	0	20,094	2,014	18,080

Total	$239,194	$742,024	$88,355	$237,647	$822,052	$4,067	$5,807	$1,069,573	$96,557	$973,016

The Macerich Company    133

Depreciation and amortization of the Trusts's investment in buildings and improvements reflected in the statement of income are calculated over the estimated useful lives of the asset as follows:

Buildings and improvements	5-39 years
Tenant improvements	life of related lease
Equipment and furnishings	5-7 years

The changes in total real estate assets for the three years ended December 31, 2003 are as follows:

	2001	2002	2003

Balance, beginning of year	$1,031,329	$1,052,448	$1,059,385
Additions	21,119	6,937	10,188
Dispositions and retirements	—	—	—

Balance, end of year	$1,052,448	$1,059,385	$1,069,573

The changes in accumulated depreciation and amortization for the three years ended December 31, 2003 are as follows:

	2001	2002	2003

Balance, beginning of year	$29,845	$51,416	$73,694
Additions	21,571	22,278	22,863
Dispositions and retirements	—	—	—

Balance, end of year	$51,416	$73,694	$96,557

134     The Macerich Company

SDG MACERICH PROPERTIES, L.P.
December 31, 2003
(Dollars in thousands)

Schedule III. Real Estate and Accumulated Depreciation

		Initial Cost to Partnership				Gross Book Value at December 31, 2003
Shopping Center(1)	Location	Land	Building and Improvements	Equipment and Furnishings	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements	Equipment and Furnishings	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation

Mesa Mall	Grand Junction, Colorado	$11,155	44,635	—	4,372	11,155	48,894	113	8,149	52,013
Lake Square Mall	Leesburg, Florida	7,348	29,392	—	1,228	7,348	30,509	111	4,990	32,978
South Park Mall	Moline, Illinois	21,341	85,540	—	4,764	21,341	89,974	330	14,662	96,983
Eastland Mall	Evansville, Indiana	28,160	112,642	—	6,552	28,160	118,739	455	19,038	128,316
Lindale Mall	Cedar Rapids, Iowa	12,534	50,151	—	2,725	12,534	52,821	55	8,330	57,080
North Park Mall	Davenport, Iowa	17,210	69,042	—	10,378	17,210	78,970	450	12,033	84,597
South Ridge Mall	Des Moines, Iowa	11,524	46,097	—	5,021	12,112	50,410	120	8,780	53,862
Granite Run Mall	Media, Pennsylvania	26,147	104,671	—	3,413	26,147	107,561	523	16,602	117,629
Rushmore Mall	Rapid City, South Dakota	12,089	50,588	—	3,109	12,089	53,526	171	9,476	56,310
Empire Mall	Sioux Falls, South Dakota	23,706	94,860	—	11,444	23,697	106,189	124	17,546	112,464
Empire East	Sioux Falls, South Dakota	2,073	8,291	—	(896)	1,853	7,601	14	1,123	8,345
Southern Hills Mall	Sioux City, South Dakota	15,697	62,793	—	5,386	15,697	68,128	51	10,523	73,353
Valley Mall	Harrisonburg, Virginia	10,393	41,572	—	3,454	10,393	44,825	201	6,942	48,477

		$199,377	800,274	—	60,950	199,736	858,147	2,718	138,194	922,407

(1)
All of the shopping centers were acquired in 1998 and are encumbered by mortgage notes payable with a carrying value of $632,799 and $633,744 at December 31, 2003 and 2002, respectively.

The Macerich Company    135

  Depreciation and amortization of the Partnership's investment in shopping center properties reflected in the statement of operations are calculated over the estimated useful lives of the assets as follows:

Buildings and improvements	39 years
Tenant improvements	shorter of lease term or useful life
Equipment and furnishings	5-7 years

The changes in total shopping center properties for the three years ended December 31, 2003, 2002 and 2001 are as follows:

Balance at December 31, 2000	$1,031,459
Acquisitions in 2001	—
Additions in 2001	15,779
Disposals and retirements in 2001	(68)

Balance at December 31, 2001	1,047,170
Acquisitions in 2002	—
Additions in 2002	7,289
Disposals and retirements in 2002	(1,075)

Balance at December 31, 2002	1,053,384
Acquisitions in 2003	—
Additions in 2003	7,924
Disposals and retirements in 2003	(707)

Balance at December 31, 2003	$1,060,601

The changes in accumulated depreciation for the years ended December 31, 2003, 2002 and 2001 are as follows:

Balance at December 31, 2000	$62,019
Additions in 2001	24,941
Disposals and retirements in 2001	(68)

Balance at December 31, 2001	86,892
Additions in 2002	25,152
Disposals and retirements in 2002	(77)

Balance at December 31, 2002	111,967

Additions in 2003	26,675
Disposals and retirements in 2003	(448)

Balance at December 31, 2003	$138,194

136     The Macerich Company

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2004.

THE MACERICH COMPANY
By	/s/ ARTHUR M. COPPOLA Arthur M. Coppola President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ ARTHUR M. COPPOLA Arthur M. Coppola	President and Chief Executive Officer And Director	March 12, 2004
/s/ MACE SIEGEL Mace Siegel	Chairman of the Board	March 12, 2004
/s/ DANA K. ANDERSON Dana K. Anderson	Vice Chairman of the Board	March 12, 2004
/s/ EDWARD C. COPPOLA Edward C. Coppola	Executive Vice President	March 12, 2004
/s/ JAMES COWNIE James Cownie	Director	March 12, 2004
/s/ DIANA LAING Diana Laing	Director	March 12, 2004
/s/ FREDERICK HUBBELL Frederick Hubbell	Director	March 12, 2004
/s/ STANLEY MOORE Stanley Moore	Director	March 12, 2004

The Macerich Company    137

/s/ WILLIAM SEXTON William Sexton	Director	March 12, 2004
/s/ THOMAS E. O'HERN Thomas E. O'Hern	Executive Vice President, Treasurer and Chief Financial and Accounting Officer	March 12, 2004

138     The Macerich Company

EXHIBIT INDEX

Exhibit Number	Description	Sequentially Numbered Page

3.1*	Articles of Amendment and Restatement of the Company
3.1.1**	Articles Supplementary of the Company
3.1.2***	Articles Supplementary of the Company (Series A Preferred Stock)
3.1.3****	Articles Supplementary of the Company (Series B Preferred Stock)
3.1.4###	Articles Supplementary of the Company (Series C Junior Participating Preferred Stock)
3.1.5*******	Articles Supplementary of the Company (Series D Preferred Stock)
3.1.6******#	Articles Supplementary of the Company (reclassification of shares)
3.2***#	Amended and Restated Bylaws of the Company
4.1*****	Form of Common Stock Certificate
4.2******	Form of Preferred Stock Certificate (Series A Preferred Stock)
4.2.1###	Form of Preferred Stock Certificate (Series B Preferred Stock)
4.2.2*****	Form of Preferred Stock Certificate (Series C Junior Participating Preferred Stock)
4.3*****	Agreement dated as of November 10, 1998 between the Company and First Chicago Trust Company of New York, as Rights Agent
4.4*****#	Undertaking
10.1********	Amended and Restated Limited Partnership Agreement for the Operating Partnership dated as of March 16, 1994
10.1.1******	Amendment to Amended and Restated Limited Partnerships Agreement for the Operating Partnership dated June 27, 1997
10.1.2******	Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated November 16, 1997

The Macerich Company    139

10.1.3******	Fourth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated February 25, 1998
10.1.4******	Fifth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated February 26, 1998
10.1.5###	Sixth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated June 17, 1998
10.1.6###	Seventh Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated December 31, 1999
10.1.7#######	Eighth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated November 9, 2000.
10.1.8*******	Ninth Amendment to the Amended and Restated Limited Partnership Agreement for the Operating Partnership dated July 26, 2002
10.2********	Employment Agreement between the Company and Mace Siegel dated as of March 16, 1994
10.2.1********	List of Omitted Employment Agreements
10.2.2******	Employment Agreement between Macerich Management Company and Larry Sidwell dated as of February 11, 1997
10.3******	Amended and Restated 1994 Incentive Plan
10.3.1########	Amendments to the Amended and Restated 1994 Incentive Plan dated as of March 31, 2001
10.3.2	Amendment to Amended and Restated 1994 Incentive Plan. (October 29, 2003)
10.4#	1994 Eligible Directors' Stock Option Plan
10.4.1	Amendment to 1994 Eligible Directors Stock Option Plan (October 29, 2003)
10.5	Amended and Restated Deferred Compensation Plan for Executives (2003)
10.6	Amended and Restated Deferred Compensation Plan for Senior Executives (2003)

140     The Macerich Company

10.7#####	Eligible Directors' Deferred Compensation Plan/Phantom Stock Plan (as amended and restated as of June 30, 2000)
10.7.1*****#	Amendment to Eligible Directors' Deferred Compensation/Phantom Stock Plan (October, 2003)
10.8********	Executive Officer Salary Deferral Plan
10.8.1	Amendment Nos. 1 and 2 to Executive Officer Salary Deferral Plan.
10.9####	1999 Cash Bonus/Restricted Stock Program and Stock Unit Program under the Amended and Restated 1994 Incentive Plan (including the forms of the Award Agreements)
10.10********	Registration Rights Agreement, dated as of March 16, 1994, between the Company and The Northwestern Mutual Life Insurance Company
10.11********	Registration Rights Agreement, dated as of March 16, 1994, among the Company and Mace Siegel, Dana K. Anderson, Arthur M. Coppola and Edward C. Coppola
10.12*******	Registration Rights Agreement, dated as of March 16, 1994, among the Company, Richard M. Cohen and MRII Associates
10.13*******	Registration Rights Agreement dated as of June 27, 1997
10.14*******	Registration Rights Agreement dated as of February 25, 1998 between the Company and Security Capital Preferred Growth Incorporated
10.15********	Incidental Registration Rights Agreement dated March 16, 1994
10.16******	Incidental Registration Rights Agreement dated as of July 21, 1994
10.17******	Incidental Registration Rights Agreement dated as of August 15, 1995
10.18******	Incidental Registration Rights Agreement dated as of December 21, 1995
10.18.1******	List of Incidental/Demand Registration Rights Agreements, Election Forms, Accredited/Non-Accredited Investors Certificates and Investor Certificates

The Macerich Company    141

10.19###	Registration Rights Agreement dated as of June 17, 1998 between the Company and the Ontario Teachers' Pension Plan Board
10.20###	Redemption, Registration Rights and Lock-Up Agreement dated as of July 24, 1998 between the Company and Harry S. Newman, Jr. and LeRoy H. Brettin
10.21********	Indemnification Agreement, dated as of March 16, 1994, between the Company and Mace Siegel
10.21.1********	List of Omitted Indemnification Agreements
10.22*******	Form of Registration Rights Agreement with Series D Preferred Unit Holders
10.22.1*******	List of Omitted Registration Rights Agreements.
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
10.25******	Secured Full Recourse Promissory Note dated November 17, 1997 Due November 16, 2007 made by Edward C. Coppola to the order of the Company
10.25.1******	List of Omitted Secured Full Recourse Notes
10.26******	Stock Pledge Agreement dated as of November 17, 1997 made by Edward C. Coppola for the benefit of the Company
10.26.1******	List of omitted Stock Pledge Agreement
10.27******	Promissory Note dated as of May 2, 1997 made by David J. Contis to the order of Macerich Management Company
10.28##	Form of Incidental Registration Rights Agreement between the Company and various investors dated as of July 26, 2002

142     The Macerich Company

10.28.1##	List of Omitted Incidental Registration Rights Agreements
10.29*#	Tax Matters Agreement dated as of July 26, 2002 between The Macerich Partnership L.P. and the Protected Partners
10.30######	Secured full recourse promissory note dated November 30, 1999 due November 29, 2009 made by Arthur M. Coppola to the order of the Company
10.31######	Stock Pledge Agreement dated as of November 30, 1999 made by Arthur M. Coppola for the benefit of the Company
10.32#######	2000 Incentive Plan effective as of November 9, 2000 (including 2000 Cash Bonus/Restricted Stock Program and Stock Unit Program and Award Agreements)
10.32.1########	Amendments to the 2000 Incentive Plan dated March 31, 2001
10.32.2	Amendment to 2000 Incentive Plan. (October 29, 2003)
10.33#######	Form of Stock Option Agreements under the 2000 Incentive Plan
10.34########	Option/Stock Unit Exchange Agreement Dated as of March 31, 2001 between the Company and Larry E. Sidwell
10.35****#	2003 Equity Incentive Plan
10.36	Amendment to 2003 Equity Incentive Plan (October 29, 2003)
10.37****#	2003 Cash Bonus/Restricted Stock and Stock Unit Award Program under the 2003 Equity Incentive Plan
10.38*****#	Form of Restricted Stock Award Agreement under 2003 Equity Incentive Plan
10.39*****#	Form of Stock Unit Award Agreement under 2003 Equity Incentive Plan
10.40*****#	Form of Employee Stock Option Agreement under 2003 Equity Incentive Plan
10.41*****#	Form of Non-Qualified Stock Option Grant under 2003 Equity Incentive Plan
10.42****#	Employee Stock Purchase Plan

The Macerich Company    143

10.43*****#	Amendment 2003-1 to Employee Stock Purchase Plan (October 29, 2003)
10.44**#	Management Continuity Agreement dated March 15, 2002 between David Contis and the Company
10.45**#	List of Omitted Management Continuity Agreements
10.46	Indemnification Agreement between the Company and Mace Siegel dated October 29, 2003
10.47	List of Omitted Indemnification Agreements
10.48
Registration Rights Agreement dated as of December 18, 2003 by the Operating Partnership, the Company and Taubman Realty Group Limited Partnership (Registration rights assigned by Taubman to three assignees)
10.49******	Partnership Agreement of S.M. Portfolio Ltd. Partnership
10.50##
$380,000,000 Interim Facility Credit Agreement by and among The Macerich Partnership, L.P. and various affiliates and Deutsche Bank Trust Company Americas, JPMorgan Chase Bank and various other lenders dated as of July 26, 2002
21.1	List of Subsidiaries
23.1	Consent of Independent Auditors (PricewaterhouseCoopers LLP)
23.2	Consent of Independent Auditors (KPMG LLP)
31.1	Section 302 Certification of Arthur Coppola, Chief Executive Officer
31.2	Section 302 Certification of Thomas O'Hern, Chief Financial Officer
32.1	Section 906 Certifications of Arthur Coppola and Thomas O'Hern.

*	Previously filed as an exhibit to the Company's Registration Statement on Form S-11, as amended (No. 33-68964), and incorporated herein by reference.
**	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date May 30, 1995, and incorporated herein by reference.
***	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date February 25, 1998, and incorporated herein by reference.

144     The Macerich Company

****	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date June 17, 1998, and incorporated herein by reference.
*****	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date November 10, 1998, as amended, and incorporated herein by reference.
******	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.
*******	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date July 26, 2002 and incorporated herein by reference.
********	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
#	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference.
##	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 2002, and incorporated herein by reference.
###	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.
####	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.
#####	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, and incorporated herein by reference.
######	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.
#######	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.
########	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference.
*#	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.
**#	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
***#	Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference.
****#	Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference.
*****#	Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.
******#	Previously filed as an Exhibit to the Company's Registration Statement on Form S-3, as amended (No. 333-88718), and incorporated herein by reference.

The Macerich Company    145

QuickLinks

Part I.
Item I. Business
Business of the Company
Item 2. Properties
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Item 6. Selected Financial Data.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Off-Balance Sheet Arrangements
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Item 9A. Controls and Procedures
Part III
Item 10. Directors and Executive Officers of the Company.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services
PART IV
Item 15. Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K
REPORT OF INDEPENDENT AUDITORS
REPORT OF INDEPENDENT AUDITORS
Independent Auditors' Report
SIGNATURES