Form 10-Q
period 2004-03-31
MACERICH CO
filed 2004-05-07
CIK 912242

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 2004

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

Number of shares outstanding of the registrant’s common stock, as of April 30, 2004

Common Stock, par value $.01 per share: 58,603,878 shares

Form 10-Q

THE MACERICH COMPANY (The Company)

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	March 31, 2004	December 31, 2003
ASSETS
Property, net	$3,226,656	$3,186,725
Cash and cash equivalents	80,937	47,160
Tenant receivables, net	64,650	67,765
Deferred charges and other assets, net	223,319	231,392
Loans to unconsolidated joint ventures	25,709	29,237
Due from affiliates	3,835	5,406
Investments in unconsolidated joint ventures	581,958	577,908
Total assets	$4,207,064	$4,145,593

LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS’ EQUITY:

Mortgage notes payable:
Related parties	$107,777	$129,084
Others	1,875,585	1,787,714
Total	1,983,362	1,916,798
Bank notes payable	764,800	765,801
Accounts payable and accrued expenses	47,469	54,681
Other accrued liabilities	133,125	116,067
Preferred stock dividend payable	2,212	2,212
Total liabilities	2,930,968	2,855,559

Minority interest	229,377	237,615

Commitments and contingencies (Note 9)
Series A cumulative convertible redeemable preferred stock, $.01 par value, 3,627,131 shares authorized, issued and outstanding at March 31, 2004 and December 31, 2003	98,934	98,934

Common stockholders’ equity:
Common stock, $.01 par value, 145,000,000 shares authorized, 58,571,062 and 57,902,524 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	584	578
Additional paid-in capital	1,028,132	1,008,488
Accumulated deficit	(56,464)	(38,541)
Accumulated other comprehensive loss	(3,525)	(2,335)
Unamortized restricted stock	(20,942)	(14,705)
Total common stockholders’ equity	947,785	953,485
Total liabilities, preferred stock and common stockholders’ equity	$4,207,064	$4,145,593

The accompanying notes are an integral part of these financial statements.

THE MACERICH COMPANY (The Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2004	2003
REVENUES:
Minimum rents	$75,947	$71,200
Percentage rents	2,427	1,710
Tenant recoveries	41,322	36,900
Other	3,972	4,085
Total revenues	123,668	113,895
EXPENSES:
Shopping center and operating expenses	42,836	38,976
REIT general and administrative expenses	3,024	2,336
	45,860	41,312
Interest expense:
Related parties	1,017	1,415
Others	32,316	32,593
Total interest expense	33,333	34,008

Depreciation and amortization	34,301	23,761
Equity in income of unconsolidated joint ventures and the management company	14,850	14,466
Loss on early extinguishment of debt	(405)	—
Gain on sale or write down of assets	—	128
Income from continuing operations	24,619	29,408
Discontinued operations:
Gain (loss) on sale of assets	27	(166)
Income from discontinued operations	82	523
Total from discontinued operations	109	357
Income before minority interest	24,728	29,765
Less: Minority interest	4,400	5,145
Net income	20,328	24,620
Less: Preferred dividends	2,212	5,195
Net income available to common stockholders	$18,116	$19,425
Earnings per common share - basic:
Income from continuing operations	$0.31	$0.38
Discontinued operations	0.00	0.00
Net income per share available to common stockholders	$0.31	$0.38

Weighted average number of common shares outstanding - basic	58,390,000	51,773,000

Earnings per common share - diluted:
Income from continuing operations	$0.31	$0.36
Discontinued operations	0.00	0.01
Net income per share available to common stockholders	$0.31	$0.37
Weighted average number of common shares outstanding - diluted	72,987,000	65,923,000

The accompanying notes are an integral part of these financial statements.

THE MACERICH COMPANY (The Company)

CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Common Stock (# of shares)	Common Stock Par Value	Additional Paid In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Unamortized Restricted Stock	Total Common Stockholders’ Equity

Balance, December 31, 2003	57,902,524	$578	$1,008,488	$(38,541)	$(2,335)	$(14,705)	$953,485
Comprehensive income:
Net income				20,328			20,328
Reclassification of deferred losses					330		330
Interest rate swap agreement					(1,520)		(1,520)
Total comprehensive income				20,328	(1,190)		19,138
Issuance of restricted stock	150,728	2	8,124				8,126
Unvested restricted stock	(150,728)	(2)				(8,124)	(8,126)
Restricted stock vested in 2004	305,868	3				1,887	1,890
Exercise of stock options	362,670	3	6,844				6,847
Distributions paid ($0.61 per share)				(36,039)			(36,039)
Preferred dividends				(2,212)			(2,212)
Adjustment to reflect minority interest on a pro rata basis according to period end ownership percentage of Operating Partnership			4,676				4,676

Balance, March 31, 2004	58,571,062	$584	$1,028,132	$(56,464)	$(3,525)	$(20,942)	$947,785

The accompanying notes are an integral part of these financial statements.

THE MACERICH COMPANY (The Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income-available to common stockholders	$18,116	$19,425
Preferred dividends	2,212	5,195
Net income	20,328	24,620
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt	405	—
Gain on sale or write down of assets	—	(128)
Discontinued operations gain on sale of assets	(27)	166
Depreciation and amortization	34,301	23,914
Amortization of net premium on trust deed note payable	(381)	(558)
Minority interest	4,400	5,145
Changes in assets and liabilities, net of acquisitions / dispositions:
Tenant receivables, net	3,158	(1,911)
Other assets	2,243	10,634
Accounts payable and accrued expenses	(7,212)	2,199
Due from affiliates	1,571	11,280
Other liabilities	17,058	4,326
Total adjustments	55,516	55,067
Net cash provided by operating activities	75,844	79,687
Cash flows from investing activities:
Acquisitions of property and property improvements	(3,008)	(1,097)
Development, redevelopment and expansion of centers	(51,617)	(31,339)
Renovations of centers	(8,270)	(1,140)
Tenant allowances	(1,346)	(686)
Deferred leasing charges	(4,364)	(2,559)
Equity in income of unconsolidated joint ventures and the management company	(14,850)	(14,466)
Distributions from joint ventures	17,399	14,855
Contributions to joint ventures	(66)	(1,736)
Acquisitions of joint ventures	(6,533)	(68,320)
Loans to (payments received from) unconsolidated joint ventures	3,528	(7,771)
Proceeds from sale of assets	—	18,260
Net cash used in investing activities	(69,127)	(95,999)
Cash flows from financing activities:
Proceeds from mortgages and notes payable	201,902	171,883
Payments on mortgages and notes payable	(135,958)	(60,953)
Deferred financing costs	(218)	(232)
Exercise of common stock options	6,847	2,874
Dividends and distributions	(43,301)	(39,870)
Dividends to preferred stockholders	(2,212)	(5,195)
Net cash provided by financing activities	27,060	68,507
Net increase in cash	33,777	52,195
Cash and cash equivalents, beginning of period	47,160	53,559
Cash and cash equivalents, end of period	$80,937	$105,754
Supplemental cash flow information:
Cash payment for interest, net of amounts capitalized	$28,992	$34,600
Non-cash transactions:
Acquisition of property by assumption of debt	—	$180,000

Reclassification from investments in joint ventures to property	—	$65,115

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

The accompanying consolidated financial statements include the accounts of the Company and The Macerich Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”).  The interests in the Operating Partnership are known as OP units.  OP units not held by the Company are redeemable, subject to certain restrictions, on a one-for-one basis for the Company’s common stock or cash at the Company’s option.  Investments in entities in which the Operating Partnership owns in excess of 50% and has a controlling interest of the respective entity are consolidated; all other investments have been accounted for under the equity method and are reflected as “Investments in Unconsolidated Joint Ventures and the Management Company”.  Effective July 1, 2003, the Company began consolidating the accounts of Macerich Management Company, in accordance with FIN 46 (See “Accounting Pronouncements”).  Prior to July 1, 2003, the Company accounted for Macerich Management Company, under the equity method of accounting.  The use of the term “management company” refers to Macerich Management Company prior to July 1, 2003

The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  In the opinion of management, all adjustments, (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made.  The results for interim periods are not necessarily indicative of the results to be expected for a full year.  The accompanying consolidated balance sheet as of December 31, 2003 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

Certain reclassifications have been made in the 2003 consolidated financial statements to conform to the 2004 financial statement presentation.

All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Accounting Pronouncements:

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, and amendment of FASB Statement No. 123”(“SFAS No. 148”).  SFAS No. 148 amended SFAS No 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for employee stock-based compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No 123 to require prominent disclosure in annual and interim financial statements about the method of accounting for stock-based compensation and its effect on reported results.  Prior to the issuance of SFAS No. 148, the Company adopted the provisions of SFAS No. 123 and has expensed all stock options issued subsequent to January 1, 2002.  The Company did not issue any stock options to employees for the three months ending March 31, 2004 and 2003 and accordingly, no compensation expense has been recorded in either period.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51.”  FIN 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics:  1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, and 2) the equity investors lack an essential characteristic of a controlling financial interest.  FIN 46 was effective immediately for all variable interest entities acquired after January 31, 2003 and for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003.  In December 2003, the FASB deferred the effective date of FIN 46 for variable interests acquired before February 1, 2003 to the first reporting period ending after March 15, 2004.  The Company has adopted the provisions of FIN 46 for all non-special purpose entities created after February 1, 2003, and the Company has determined that FIN 46 does not apply to its investments in such entities or that such entities are not variable interest entities. In considering investments in joint ventures made prior to February 1, 2003, the Company has concluded that the joint ventures are either not subject to the provisions of FIN 46 or, if subject to FIN 46, are not variable interest entities. As a result, the adoption of FIN 46 did not have a material effect on the Company’s consolidated financial statements. Effective July 1, 2003, the Company has consolidated Macerich Management Company (“MMC”), in accordance with FIN 46. The results to the consolidated financial statements did not have a material impact. Prior to July 1, 2003, MMC was accounted for under the equity method in the Company’s consolidated financial statements.

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

Accounting for the Impairment or Disposal of Long-Lived Assets:

The Company adopted SFAS 144 on January 1, 2002.  The Company sold Paradise Village Gateway, which was acquired on July 26, 2002, on January 2, 2003 and recorded a loss on sale of $0.2 million for the three months ending March 31, 2003.  Additionally, the Company sold Bristol Center on August 4, 2003, and the results for the three months ended March 31, 2004 and 2003 have been reclassified to discontinued operations. The sale of Bristol Center resulted in a gain on sale of asset of $22.2 million in August 2003. Total revenues associated with Bristol Center were $1,062 and $82 for the three months ended March 31, 2004 and 2003, respectively.

Fair Value of Financial Instruments

To meet the reporting requirement of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” the Company calculates the fair value of financial instruments and includes this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Interest rate cap agreements were purchased by the Company from third parties to hedge the risk of interest rate increases on some of the Company’s variable rate debt. Payments received as a result of the cap agreements are recorded as a reduction of interest expense. The fair value of the cap agreements are included in deferred charges. The fair value of these caps would vary with fluctuations in interest rates. The Company would be exposed to credit loss in the event of nonperformance by these counter parties to the financial instruments; however, management does not anticipate nonperformance by the counter parties.

The Company periodically enters into interest rate swap agreements to hedge the risk of interest rate increases on some of the Company’s variable rate debt. On an ongoing quarterly basis, the Company adjusts its balance sheet to reflect the current fair value of its swap agreement. Changes in the fair value of swap agreements are recorded each period in income or comprehensive income depending on whether the swap agreement is designated and effective as part of a hedged transaction, and on the type of hedge transaction. To the extent that the change in value of a swap agreement does not perfectly offset the change in value of the instrument being hedged, the ineffective portion of the hedge is immediately recognized in income. Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to income. This reclassification occurs when the hedged items are also recognized in income.

Earnings Per Share (“EPS”)

The computation of basic earnings per share is based on net income and the weighted average number of common shares outstanding for the three months ending March 31, 2004 and 2003.  The computation of diluted earnings per share does not include the effect of outstanding restricted stock issued under the employee and director stock incentive plans as they are antidilutive using the treasury method.  The Operating Partnership units (“OP units”) not held by the Company have been included in the diluted EPS calculation since they are redeemable on a one-for-one basis for shares of common stock.  The following table reconciles the basic and diluted earnings per share calculation:

	For the three months ended March 31,
	2004			2003
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(In thousands, except per share data)			(In thousands, except per share data)

Net income	$20,328			$24,620
Less: Preferred stock dividends	2,212			5,195

Basic EPS:
Net income available to common stockholders	$18,116	58,390	$0.31	$19,425	51,773	$0.38

Diluted EPS:
Conversion of OP units	4,400	14,178		5,145	13,713
Employee stock options	—	419		—	437
Restricted stock	n/a - antidilutive for EPS			n/a - antidilutive for EPS
Convertible preferred stock	n/a - antidilutive for EPS			n/a - antidilutive for EPS

Net income available to common stockholders	$22,516	72,987	$0.31	$24,570	65,923	$0.37

The minority interest as reflected in the Company’s consolidated statements of operations has been allocated for EPS calculations as follows:

	2004	2003
Income from continuing operations	$4,373	$5,057
Discontinued operations:
Gain on sale of assets	7	(41)
Income from discontinued operations	20	129
Total	$4,400	$5,145

2.     Organization:

The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community shopping centers located throughout the United States.

The Company is the sole general partner of, and owns or has a majority of the ownership interests in the Operating Partnership.  As of March 31, 2004, The Operating Partnership owns or has an ownership interest in 59 regional shopping centers, 18 community shopping centers and two development projects aggregating approximately 60 million square feet of gross leasable area (“GLA”).  These 79 regional and community shopping centers and development projects are referred to hereinafter as the “Centers”, unless the context otherwise requires.  The Company is a self-administered and self-managed real estate investment trust (“REIT”) and conducts all of its operations through the Operating Partnership and the Company’s management companies, Macerich Property Management Company, LLC (“MPMC, LLC”), a single-member Delaware limited liability company,

MMC, a California corporation, Westcor Partners, LLC, a single member Arizona limited liability company, Macerich Westcor Management, LLC, a single member Delaware limited liability company and Westcor Partners of Colorado, LLC, a Colorado limited liability company.  The three Westcor management companies are collectively referred to as the “Westcor Management Companies”.

The Company was organized to qualify as a REIT under the Internal Revenue Code of 1986, as amended.  As of March 31, 2004, the 19% limited partnership interest of the Operating Partnership not owned by the Company is reflected in these financial statements as minority interest.

3.     Investments in Unconsolidated Joint Ventures and the Macerich Management Company:

The following are the Company’s investments in various joint ventures.  The Operating Partnership’s interest in each joint venture as of March 31, 2004 is as follows:

Joint Venture	The Operating Partnership’s Ownership %

Biltmore Shopping Center Partners, LLC	50%
Corte Madera Village, LLC	50.1%
Macerich Northwestern Associates	50%
Pacific Premier Retail Trust	51%
SDG Macerich Properties, L.P.	50%
WM Inland, LLC	50%
West Acres Development	19%

Westcor Portfolio:
Regional Malls:
Arrowhead Towne Center	33.3%
Desert Sky Mall	50%
Scottsdale Fashion Square	50%
Superstition Springs Center	33.3%

Other Properties / Affiliated Companies:
Arrowhead Festival	5%
Camelback Colonnade	75%
Chandler Festival	50%
Chandler Gateway	50%
Chandler Village Center	50%
East Mesa Land	50%
Hilton Village	50%
Jaren Associates 4	12.5%
Lee West	50%
Lee West II	50%
Promenade	50%
Propcor Associates	25%
Propcor II – Boulevard Shops	50%
RLR / WV1	50%
Scottsdale / 101 Associates	46%
Westcor / Gilbert	50%
Westcor / Goodyear	50%
Westcor/Paradise Ridge, LLC	50%

The Operating Partnership also owns all of the non-voting preferred stock of MMC, which is generally entitled to dividends equal to 95% of the net cash flow of the Company.

The Company accounts for the joint ventures using the equity method of accounting.  In accordance with FIN 46, effective July 1, 2003, the Company began consolidating the accounts for MMC.  Prior to July 1, 2003, the Company accounted for MMC under the equity method of accounting.

Although the Company has a greater than 50% interest in Pacific Premier Retail Trust, Camelback Colonnade and Corte Madera Village, LLC, the Company shares management control with these joint venture partners and accounts for these joint ventures using the equity method of accounting.

On January 31, 2003, the Company purchased its joint venture partner’s 50% interest in FlatIron Crossing.  Accordingly, the Company now owns 100% of FlatIron Crossing.  The purchase price consisted of approximately $68,320 in cash plus the assumption of the joint venture partners share of debt of $90,000.  The results of FlatIron Crossing prior to January 31, 2003 were accounted for using the equity method of accounting.

On May 15, 2003, the Company sold 49.9% of its partnership interest in the Village at Corte Madera for $65,868, which included the assumption of a proportionate amount of the partnership debt in the amount of $34,709. The Company is retaining a 50.1% partnership interest and will continue leasing and managing the asset. Effective May 16, 2003, the Company began accounting for this property under the equity method of accounting.

On June 6, 2003, the Shops at Gainey Village, a 138,000 square foot Phoenix area specialty center, was sold for $55,724.  The Company, which owned 50% of this property, received total proceeds of $15,816 and recorded a gain on sale of $2,788.

On December 18, 2003, the Company acquired Biltmore Fashion Park, a 610,477 square foot regional mall in Phoenix, Arizona. The total purchase price was $158,543, which included the assumption of $77,381 of debt. The Company also issued 705,636 partnership units of the Operating Partnership at a price of $42.80 per unit. The balance of the Company’s 50% share of the purchase price of $10,500 was funded by cash and borrowings under the Company’s line of credit. Biltmore Fashion Park is owned in a 50/50 partnership with an institutional partner. The results of Biltmore Fashion Park are included for the period subsequent to its date of acquisition.

On January 30, 2004, the Company, in a 50/50 joint venture with a private investment company, acquired Inland Center, a 1 million square foot super-regional mall in San Bernardino, California. The total purchase price was $63,300 and concurrently with the acquisition, the joint venture placed a $54,000 fixed rate loan on the property. The balance of the Company’s pro rata share of the purchase price was funded by cash and borrowings under the Company’s line of credit.  The results of Inland Center are included for the period subsequent to its date of acquisition.

Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures and the Macerich Management Company.

COMBINED AND CONDENSED BALANCE SHEETS OF UNCONSOLIDATED JOINT VENTURES

	March 31, 2004	December 31, 2003

Assets:
Properties, net	$2,989,034	$2,961,855
Other assets	184,609	148,246
Total assets	$3,173,643	$3,110,101

Liabilities and partners’ capital:
Mortgage notes payable(1)	$2,196,533	$2,141,853
Other liabilities	99,576	102,516
Company’s capital (2)	418,240	412,988
Outside partners’ capital	459,294	452,744
Total liabilitites and partners’ capital	$3,173,643	$3,110,101

(1)  Certain joint ventures have debt that could become recourse debt to the Company, in excess of its pro rata share, should the joint venture be unable to discharge the obligations of the related debt. As of March 31, 2004 and December 31, 2003, a total of $46,181 and $37,410 could become recourse debt to the Company, respectively.

(2)  The Company’s investment in joint ventures is $163,718 and $164,920 more than the underlying equity as reflected in the joint ventures’ financial statements as of March 31, 2004 and December 31, 2003, respectively. This represents the difference between the cost of an investment and the book value of the underlying equity of the joint venture. The Company is amortizing this difference into income on a straight-line basis, consistent with the depreciable lives on property (See “Management’s Discussion and Analysis – Statement on Critical Accounting Policies”).

COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES

	Three Months Ended March 31, 2004
	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Westcor Joint Ventures	Other Joint Ventures	Total

Revenues:
Minimum rents	$22,554	$26,886	$21,824	$10,930	$82,194
Percentage rents	1,393	1,195	121	383	3,092
Tenant recoveries	11,671	10,284	9,935	4,945	36,835
Other	754	632	3,548	307	5,241

Total revenues	36,372	38,997	35,428	16,565	127,362

Expenses:
Shopping center and operating expenses	14,437	10,960	11,511	5,857	42,765
Interest expense	6,922	11,742	7,347	4,674	30,685
Depreciation and amortization	7,018	6,384	8,374	3,625	25,401
Total operating expenses	28,377	29,086	27,232	14,156	98,851

Gain on sale or write-down of assets	—	—	5,116	—	5,116
Net income	$7,995	$9,911	$13,312	$2,409	$33,627
Company’s equity in income of unconsolidated joint ventures	$3,997	$5,040	$4,899	$914	$14,850

COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES AND
THE MACERICH MANAGEMENT COMPANY

	Three Months Ended March 31, 2003
	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Westcor Joint Ventures	Other Joint Ventures	Macerich Management Company	Total

Revenues:
Minimum rents	$22,553	$26,450	$27,688	$4,875	—	$81,566
Percentage rents	1,365	1,054	242	196	—	2,857
Tenant recoveries	11,127	9,631	10,713	1,873	—	33,344
Management fee	—	—	—	—	$2,720	2,720
Other	691	467	288	189	377	2,012

Total revenues	35,736	37,602	38,931	7,133	3,097	122,499

Expenses:
Management Company expense	—	—	—	—	2,094	2,094
Shopping center and operating expenses	14,180	10,750	12,426	2,037	—	39,393
Interest expense	7,355	11,886	7,923	1,972	—	29,136
Depreciation and amortization	6,641	6,057	9,166	845	642	23,351
Total operating expenses	28,176	28,693	29,515	4,854	2,736	93,974

Gain on sale or write-down of assets	101	—	793	—	—	894
Net income	$7,661	$8,909	$10,209	$2,279	$361	$29,419
Company’s equity in income of unconsolidated joint ventures and the management company	$3,831	$4,532	$4,990	$769	$344	$14,466

Significant accounting policies used by the unconsolidated joint ventures and the Macerich Management Company are similar to those used by the Company.

Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life (“NML”) of $147,175 and $148,419 as of March 31, 2004 and December 31, 2003, respectively.  NML is considered a related party because it is a joint venture partner with the Company in Macerich Northwestern Associates.  Interest expense incurred on these borrowings amounted to $2,471 and $2,530 for the three months ended March 31, 2004 and 2003, respectively.

4.     Property:

Property is summarized as follows:

	March 31, 2004	December 31, 2003

Land	$576,370	$561,352
Building improvements	2,808,748	2,687,274
Tenant improvements	107,573	101,089
Equipment and furnishings	58,178	43,833
Construction in progress	175,731	268,811
	3,726,600	3,662,359

Less, accumulated depreciation	(499,944)	(475,634)

	$3,226,656	$3,186,725

On January 2, 2003, the Company sold its 67% interest in Paradise Village Gateway for approximately $29,400 and recorded a loss on sale of $0.2 million.  On May 15, 2003, the Company sold 49.9% of its partnership interest in the Village at Corte Madera for $65,868 which included the assumption of a proportionate share of debt in the amount of $34,709.  This sale resulted in the Company recording a gain on sale of $8,537.  On August 4, 2003, the Company sold Bristol Center for approximately $30,000 and recorded a gain on sale of $22,206.  On September 15, 2003, the Company acquired Northridge Mall in Salinas, California.  The total purchase price was $128,500 and was funded by the sale proceeds from Bristol Center and borrowings under the Company’s line of credit.  Total revenues for the period ending March 31, 2003 were $2,919.  Additionally, the Company has recorded a gain of $0.1 million on the sale of peripheral land for the three months ending March 31, 2003.

On January 31, 2003, the Company purchased its joint venture partner’s 50% interest in FlatIron Crossing. Accordingly, the Company now owns 100% of FlatIron Crossing. The purchase price consisted of approximately $68,320 in cash plus the assumption of the joint venture partner’s share of debt of $90,000.

At January 31, 2003, prior to the acquisition of the remaining 50% interest, the Company’s investment in FlatIron Crossing was $64,938.

Total revenues for FlatIron Crossing for the period ending January 31, 2003 were $2,779.

5.  Deferred Charges And Other Assets:

Deferred charges and other assets are summarized as follows:

	March 31, 2004	December, 31 2003
Leasing	$74,880	$70,685
Financing	22,958	23,167
Intangibles resulting from SFAS 141 allocations
In-place lease values	105,641	106,139
Present value of leasing commissions and legal costs	12,099	12,203
	215,578	212,194
Less, accumulated amortization	(62,452)	(53,281)
	153,126	158,913
Other assets	70,193	72,479
	$223,319	$231,392

6.     Mortgage Notes Payable:

Mortgage notes payable at March 31, 2004 and December 31, 2003 consist of the following:

	Carrying Amount of Notes (1)
	2004		2003
Property Pledged as Collateral	Other	Related Party	Other	Related Party	Interest Rate	Payment Terms		Maturity Date

Consolidated Centers:

Arizona Lifestyle Galleries (50%) (b)	—	—	$446	—	3.81%	$10	(a)		(c)
Borgata	$16,315	—	16,439	—	5.39%	115	(a)	2007
Capitola Mall	—	$45,066	—	$45,402	7.13%	380	(a)	2011
Carmel Plaza	27,674	—	27,762	—	8.18%	202	(a)	2009
Chandler Fashion Center	180,426	—	181,077	—	5.48%	1,043	(a)	2012
Chesterfield Towne Center	60,536	—	60,804	—	9.07%	548	(d)	2024
Citadel	67,209	—	67,626	—	7.20%	554	(a)	2008
Crossroads Mall - Boulder	—	—	—	33,016	7.08%	244	(a)		(e)
Flagstaff Mall	14,183	—	14,319	—	5.39%	121	(a)	2006
FlatIron Crossing	199,288	—	199,770	—	5.23%	1,102	(a)	2013
Fresno Fashion Fair	67,024	—	67,228	—	6.52%	437	(a)	2008
Greeley Mall (f)	29,754	—	29,878	—	6.18%	197	(a)	2013
La Encantada (g)	37,315	—	28,460	—	3.17%	interest only		2005
Northwest Arkansas Mall	56,995	—	57,336	—	7.33%	434	(a)	2009
Pacific View	93,542	—	93,723	—	7.16%	648	(a)	2011
Panorama Mall	32,250	—	32,250	—	3.15%	87	(a)	2005
Paradise Valley Mall	80,153	—	80,515	—	5.39%	506)		2007
Paradise Valley Mall	24,472	—	24,628	—	5.89%	183	(a)	2009
Prescott Gateway (h)	40,835	—	40,753	—	3.52%	interest only		2004
PVOP II (50%) (b)	1,524	—	1,536	—	5.85%	11	(a)	2009
Paradise Village Ground Leases (50%) (b)	3,831	—	3,864	—	5.39%	28	(a)	2006
Queens Center	95,712	—	96,020	—	6.88%	633	(a)	2009
Queens Center (i)	62,712	62,711	50,667	50,666	3.60%	interest only		2013
Rimrock Mall	44,949	—	45,071	—	7.45%	320	(a)	2011
Salisbury, Center at (j)	79,875	—	—	—	2.75%	interest only		2006
Santa Monica Place	82,571	—	82,779	—	7.70%	606	(a)	2010
South Plains Mall	61,933	—	62,120	—	8.22%	454	(a)	2009
South Towne Center	64,000	—	64,000	—	6.61%	interest only		2008
The Oaks (k)	108,000	—	108,000	—	2.25%	interest only		2004
Valley View Center	51,000	—	51,000	—	7.89%	interest only		2006
Village Center (50%) (b)	3,758	—	3,801	—	5.39%	31	(a)	2006
Village Crossroads (50%) (b)	2,430	—	2,453	—	4.81%	19	(a)	2005
Village Fair North (50%) (b)	6,020	—	6,055	—	5.89%	41	(a)	2008
Village Plaza	5,526	—	5,586	—	5.39%	47	(a)	2006
Village Square I & II	4,835	—	4,892	—	5.39%	41	(a)	2006
Vintage Faire Mall	67,686	—	67,873	—	7.89%	508	(a)	2010
Westbar	4,162	—	4,216	—	4.22%	35	(a)	2005
Westbar	—	—	7,380	—	4.22%	66	(a)		(l)
Westside Pavilion	97,090	—	97,387	—	6.67%	628	(a)	2008
Total - Consolidated Centers	$1,875,585	$107,777	$1,787,714	$129,084

	Carrying Amount of Notes (1)
	2004		2003
Property Pledged as Collateral	Other	Related Party	Other	Related Party	Interest Rate	Payment Terms		Maturity Date
Joint Venture Centers (at pro rata share):

Arrowhead Towne Center (33.33%)	$28,389	—	$28,501	—	6.38%	187	(a)	2011
Biltmore Fashion Park (50%)(m)	43,938	—	44,305	—	4.68%	203	(a)	2009
Boulevard Shops (50%) (n)	5,333	—	5,236	—	3.22%	interest only		2005
Broadway Plaza (50%)	—	$33,560	—	$33,772	6.68%	257	(a)	2008
Camelback Colonnade (75%)	25,171	—	25,507	—	4.81%	211	(a)	2006
Chandler Festival (50%)	15,895	—	15,939	—	4.37%	80	(a)	2008
Chandler Gateway (50%)	9,934	—	9,968	—	5.19%	55	(a)	2008
Chandler Village Center (50%)(o)	2,642	—	—	—	3.00%	interest only		2006
Corte Madera, Village at (50.1%)	34,505	—	34,610	—	7.75%	258	(a)	2009
Desert Sky Mall (50%)	13,652	—	13,698	—	5.42%	85(a	(a)	2005
East Mesa Land (50%) (p)	2,111	—	2,118	—	2.28%	10	(a)	2004
East Mesa Land (50%) (p)	631	—	632	—	5.39%	3	(a)	2006
Hilton Village (50%)	4,505	—	4,545	—	5.39%	35	(a)	2007
Inland Center(50%)	27,000	—	—	—	4.64%	interest only		2009
Pacific Premier Retail Trust (51%):
Cascade Mall	11,097	—	11,281	—	6.50%	122	(a)	2014
Kitsap Mall/Kitsap Place	30,502	—	30,574	—	8.06%	230	(a)	2010
Lakewood Mall (q)	64,770	—	64,770	—	7.20%	interest only		2005
Lakewood Mall (r)	8,746	—	8,746	—	2.99%	interest only		2005
Los Cerritos Center	57,390	—	57,628	—	7.13%	421	(a)	2006
North Point Plaza	1,564	—	1,585	—	6.50%	16	(a)	2015
Redmond Town Center - Retail	30,029	—	30,212	—	6.50%	224	(a)	2011
Redmond Town Center - Office	—	40,828	—	41,246	6.77%	298	(a)	2009
Stonewood Mall	39,234	—	39,322	—	7.41%	275	(a)	2010
Washington Square	55,573	—	55,901	—	6.70%	421	(a)	2009
Washington Square Too	5,512	—	5,580	—	6.50%	53	(a)	2016
Promenade (50%)	2,490	—	2,513	—	5.39%	20	(a)	2006
Scottsdale Fashion Square - Series I (50%)	82,381	—	82,710	—	5.39%	interest only		2007
Scottsdale Fashion Square - Series II (50%)	36,230	—	36,453	—	5.39%	interest only		2007
Scottsdale/101 Associates (46%)(s)	13,907	—	12,391	—	3.47%	interest only		2006
SDG Macerich Properties L.P. (50%) (t)	182,067	—	182,449	—	6.52%	1,120	(a)	2006
SDG Macerich Properties L.P. (50%) (t)	93,250	—	93,250	—	1.50%	interest only		2006
SDG Macerich Properties L.P. (50%) (t)	40,700	—	40,700	—	1.46%	interest only		2006
Superstition Springs (33.33%) (u)	16,189	—	16,235	—	2.28%	interest only		2004
Superstition Springs (33.33%) (u)	4,836	—	4,850	—	5.39%	interest only		2006
West Acres Center (19%)	6,949	—	7,006	—	6.52%	57	(a)	2009
West Acres Center (19%)	1,798	—	1,809	—	9.17%	18	(a)	2009
Grand Total - Joint Venture Centers	$998,920	$74,388	$971,024	$75,018

(1)  The mortgage notes payable balances include the unamortized debt premiums.  These debt premiums represent the excess of the fair value of debt over the principal value of debt assumed in various acquisitions subsequent to March, 1994 (with interest rates ranging from 3.81% to 7.68%). The debt premiums are being amortized into interest expense over the term of the related debt, in a manner which approximates the effective interest method.

The debt premiums as of March 31, 2004 and December 31, 2003 consist of the following:

	2004	2003
Consolidated Centers:
Borgata	$1,051	$1,124
Flagstaff Mall	522	593
Paradise Valley Mall	2,166	2,363
Paradise Valley Mall	1,491	1,564
Paradise Village Ground Leases(50%)(b)	123	138
PVOP II (50%)(b)	94	99
Village Plaza	399	438
Village Square I and II	171	194
Village Center(50%)(b)	140	157
Village Crossroads(50%)(b)	94	110
Village Fair North(50%)(b)	207	219
Westbar	—	33
Westbar	113	151
Total Consolidated Centers	$6,571	$7,183

	2004	2003
Joint Venture Centers (at pro rata share):
Arrowhead Towne Center(33.33%)	$829	$857
Biltmore Fashion Park (50%)(m)	5,361	5,614
Camelback Colonnade (75%)	1,105	1,263
Hilton Village(50%)	326	356
Promenade(50%)	172	190
Scottsdale Fashion Square - Series I (50%)	4,381	4,710
Scottsdale Fashion Square - Series II (50%)	2,977	3,200
SDG Macerich Properties L.P. (50%)(t)	7,033	7,799
Total Joint Venture Centers	$22,184	$23,989

(a)          This represents the monthly payment of principal and interest.

(b)          As of March 31, 2004 and December 31, 2003, these properties are being held by the owners as tenants in common and the Company has a direct undivided 50% interest in these properties.

(c)           This loan was paid off in full on March 24, 2004.

(d)          This amount represents the monthly payment of principal and interest. In addition, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property’s gross receipts (as defined in the loan agreement) exceeds a base amount specified therein. Contingent interest expense recognized by the Company was $133 and $140 for the three months ended March 31, 2004 and 2003, respectively.

(e)           This note was issued at a discount. The discount was being amortized over the life of the loan using the effective interest method. At December 31, 2003, the unamortized discount was $231. This loan was paid off in full on February 3, 2004.  The Company recognized a $405 loss on early extinguishment of debt.

(f)            On August 7, 2003, the Company paid off the old loan and placed a new $30,000 ten-year fixed rate loan at an interest rate of 6.18%. The Company recognized a $126 loss on early extinguishment of the old debt.

(g)          This represents a construction loan which shall not exceed $51,000 bearing interest at LIBOR plus 2.0%. At March 31, 2004 and December 31, 2003, the total interest rate was 3.17% and 3.18%, respectively.

(h)          This represents a construction loan which shall not exceed $46,300 bearing interest at LIBOR plus 2.25%. At March 31, 2004 and December 31, 2003, the total interest rate was 3.52%.  Effective February 18, 2004, the loan commitment was reduced to $44,320.

(i)           This represents a $225,000 construction loan bearing interest at LIBOR plus 2.50%. The loan converts to a permanent fixed rate loan at 7%, subject to certain conditions including completion and stabilization of the expansion and redevelopment project. As of March 31, 2004 and December 31, 2003, the total interest rate was 3.60% and 3.62%, respectively. NML is the lender for 50% of the construction loan. The funds advanced by NML is considered related party debt as they are a joint venture partner with the Company in Macerich Northwestern Associates.

(j)            This floating rate loan was issued on February 18, 2004.  The loan bears interest at LIBOR plus 2.75% and matures February 20, 2006 with a one-year extension option.  At March 31, 2004, the total interest rate was 2.75%.

(k)          Concurrent with the acquisition of the mall, the Company placed a $108,000 loan bearing interest at LIBOR plus 1.15% and maturing July 1, 2004 with three consecutive one year options. $92,000 of the loan is at LIBOR plus 0.7% and $16,000 is at LIBOR plus 3.75%. This variable rate debt is covered by an interest rate cap agreement over two years which effectively prevents the LIBOR interest rate from exceeding 7.10%. At March 31, 2004 and December 31, 2003, the total weighted average interest rate was 2.25% and 2.32%, respectively.

(l)           This entire loan was paid off in full on February 10, 2004.

(m)          In connection with the acquisition of this property, the joint venture assumed $77,381 of debt at a fixed interest rate of 7.68%. The debt premium of the $11,314 recorded by the joint venture, represents the excess of the fair value over the principal value of debt.

(n)          This represents a construction loan which shall not exceed $13,300 bearing interest at LIBOR plus 2.25%. At March 31, 2004 and December 31, 2003, the total interest rate was 3.22% and 3.14%, respectively.  Effective January 2004, the loan commitment was reduced to $11,373.

(o)          This represents a construction loan which shall not exceed $17,500 bearing interest at LIBOR plus 1.85%.  At March 31,2004, the total interest rate was 3.0%.

(p)          This note was assumed at acquisition. The loan consists of 14 tranches, with a range of maturities from 36 months (with two 18-month extension options) to 60 months. The variable rate debt ranges from LIBOR plus 60 basis points to LIBOR plus 250 basis points, and fixed rate debt ranges from 5.01% to 6.18%. An interest rate swap was entered into to convert $1,482 of floating rate debt with a weighted average interest rate of 3.97% to a fixed rate of 5.39%. The interest rate swap has been designated as a hedge in accordance with SFAS 133. Additionally, interest rate caps were entered into on a portion of the debt and reverse interest rate caps were simultaneously sold to offset the effect of the interest rate cap agreements. These interest rate caps do not qualify for hedge accounting in accordance with SFAS 133.

(q)          In connection with the acquisition of this property, the joint venture assumed $127,000 of collateralized fixed rate notes (the “Notes”). The Notes bear interest at an average fixed rate of 7.20% and mature in August 2005. The Notes require the joint venture to deposit all cash flow from the property operations with a trustee to meet its obligations under the Notes. Cash in excess of the required amount, as defined, is released. Included in cash and cash equivalents is $750 of restricted cash deposited with the trustee at March 31, 2004 and December 31, 2003.

(r)           On July 28, 2000, the joint venture placed a $16,125 floating rate note on the property bearing interest at LIBOR plus 2.25% and maturing July 2003. On August 24, 2003, the joint venture negotiated a two-year loan extension with the lender and the loan was increased to 17,150. At March 31, 2004 and December 31, 2003, the total interest rate was 2.99% and 2.93%, respectively.

(s)           This represents a construction loan which shall not exceed $54,000 bearing an interest rate at LIBOR plus 2.25%. At March 31, 2004 and December 31, 2003, the total interest rate was 3.47% and 3.46%, respectively.

(t)           In connection with the acquisition of these Centers, the joint venture assumed $485,000 of mortgage notes payable which are collateralized by the properties. At acquisition, the $300,000 fixed rate portion of this debt reflected a fair value of $322,700, which included an unamortized premium of $22,700. This premium is being amortized as interest expense over the life of the loan using the effective interest method. At March 31, 2004 and December 31, 2003, the unamortized balance of the debt premium was $7,033 and $7,799, respectively. This debt is due in May 2006 and requires monthly payments of $1,852 based on the fixed rate debt in place as March 31, 2004. $184,500 of this debt was refinanced in May 2003 with a new loan of $186,500 that requires monthly interest payments at a variable weighted average rate (based on LIBOR) of 1.50% and 1.57% at March 31, 2004 and December 31, 2003, respectively. This variable rate debt is covered by interest rate cap agreements, which effectively prevents the interest rate from exceeding 10.63%.

On April 12, 2000, the joint venture issued $138,500 of additional mortgage notes, which are collateralized by the properties and are due in May 2006. $57,100 of this debt requires fixed monthly interest payments of $387 at a weighted average rate of 8.13% while the floating rate notes of $81,400 require monthly interest payments at a variable weighted average rate (based on LIBOR) of 1.46% and 1.53% at March 31, 2004 and December 31, 2003, respectively. This variable rate debt is covered by an interest rate cap agreement which effectively prevents the interest rate from exceeding 11.83%.

(u)          This note was assumed at acquisition. The loan consists of 14 tranches, with a range of maturities from 36 months (with two 18-month extension options) to 60 months. The variable rate debt ranges from LIBOR plus 60 basis points to LIBOR plus 250 basis points, and fixed rate debt ranges from 5.01% to 6.18%. An interest rate swap was entered into to convert $11,363 of floating rate debt with a weighted average interest rate of 3.97% to a fixed rate of 5.39%. The interest rate swap has been designated as a hedge in accordance with SFAS 133. Additionally, interest rate caps were entered into on a portion of the debt and reverse interest rate caps were simultaneously sold to offset the effect of the interest rate cap agreements. These interest rate caps do not qualify for hedge accounting in accordance with SFAS 133.

Certain mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

Total interest expense capitalized (including the pro rata share of joint ventures of $254 and $356) during the three months ended March 31, 2004 and 2003 was $3,319 and $2,879, respectively.

The fair value of mortgage notes payable, (including the pro rata share of joint ventures of $1,148,884 and $1,099,132 at March 31, 2004 and December 31, 2003 respectively), is estimated to be approximately $3,282,268 and $3,119,820, at March 31, 2004 and December 31, 2003, respectively, based on current interest rates for comparable loans.

7.     Bank and Other Notes Payable:

The Company has a $425,000 revolving line of credit.  This revolving line of credit has a three-year term through July 26, 2005 with a one-year extension option.  The interest rate fluctuates from LIBOR plus 1.75% to LIBOR plus 3.00% depending on the Company’s overall leverage level. As of March 31, 2004 and December 31, 2003, $318,000 and $319,000 of borrowings were outstanding under this credit facility at an average interest rate of 3.67% and 3.69%, respectively.

On July 26, 2002, the Company placed a $250,000 term loan with a maturity of up to three years with two one-year extension options and an interest rate ranging from LIBOR plus 2.75% to LIBOR plus 3.00% depending on the Company’s overall leverage level.  At March 31, 2004 and December 31, 2003, $196,800 of the term loan was outstanding at an interest rate of 3.92% and 3.95%, respectively.

On May 13, 2003, the Company issued $250,000 in unsecured notes maturing in May 2007 with a one-year extension option bearing interest at LIBOR plus 2.50%.  The proceeds were used to pay down and create more availability under the Company’s line of credit.  At March 31, 2004 and December 31, 2003, $250,000 was outstanding at an interest rate of 4.45%. In October 2003, the Company entered into an interest rate swap agreement which effectively fixed the interest rate at 4.45% from November 2003 to October 13, 2005.

The Company reclassified $330 for the three months ending March 31, 2004 and 2003 related to treasury rate lock transactions settled in prior years from accumulated other comprehensive income to earnings for the three months ended March 31, 2004 and 2003.  Additionally, the Company recorded other comprehensive (loss) income of ($1,520) and $190 related to the mark to market of interest rate swap agreements for the three months ended March 31, 2004 and 2003, respectively.

Additionally, as of March 31, 2004, the Company has contingent obligations of $13,776 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers.  The Company does not believe that these letters of credit will result in a liability to the Company.

8.     Related-Party Transactions:

The Company engaged MMC and certain of the Westcor Management Companies to manage the operations of certain properties and unconsolidated joint ventures.  For the three months ending March 31, 2004 and 2003, management fees of $2,279 and $1,912 respectively, were paid to MMC by the joint ventures.  For the three months ending March 31, 2004 and 2003, management fees of $1,211 and $1,285, respectively, for the unconsolidated entities, were paid to the Westcor Management Companies by the joint ventures.

Certain mortgage notes are held by one of the Company’s joint venture partners.  Interest expense in connection with these notes was $1,132 and $1,415 for the three months ended March 31, 2004 and 2003, respectively.  Included in accounts payable and accrued expenses is interest payable to these partners of $141 and $252 at March 31, 2004 and December 31, 2003, respectively.

As of March 31, 2004 and December 31, 2003, the Company has loans to unconsolidated joint ventures of $25,709 and $29,237, respectively.  These loans represent initial funds advanced to development stage projects prior to construction loan fundings.  Correspondingly, loans payable from unconsolidated joint ventures in this same amount have been accrued as an obligation of various joint ventures.

Certain Company officers and affiliates have guaranteed mortgages of $21,750 at one of the Company’s joint venture properties.

9.     Commitments and Contingencies:

The Company has certain properties subject to noncancellable operating ground leases.  The leases expire at various times through 2098, subject in some cases to options to extend the terms of the lease.  Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined.  Ground rent expenses, net of amounts capitalized, were $119 and $378 for the three months ended March 31, 2004 and 2003, respectively.  No contingent rent was incurred in either period.

The Company is currently redeveloping Queens Center.  Total costs are expected to be between $250,000 and $275,000, of which the Company has already incurred $212,947 and $174,915 as of March 31, 2004 and December 31, 2003, respectively.

Perchloroethylene (“PCE”) has been detected in soil and groundwater in the vicinity of a dry cleaning establishment at North Valley Plaza, formerly owned by a joint venture of which the Company was a 50% member.  The property was sold on December 18, 1997.  The California Department of Toxic Substances Control (“DTSC”) advised the Company in 1995 that very low levels of Dichloroethylene (“1,2 DCE”), a degradation byproduct of PCE, had been detected in a municipal water well located 1/4 mile west of the dry cleaners, and that the dry cleaning facility may have contributed to the introduction of 1,2 DCE into the water well.  According to DTSC, the maximum contaminant level (“MCL”) for 1,2 DCE which is permitted in drinking water is 6 parts per billion (“ppb”).  The 1,2 DCE was detected in the water well at a concentration of 1.2 ppb, which is below the MCL.  The Company has retained an environmental consultant and has initiated extensive testing of the site.  The joint venture agreed (between itself and the buyer) that it would be responsible for continuing to pursue the investigation and remediation of impacted soil and groundwater resulting from releases of PCE from the former dry cleaner.  Approximately $13 and $40 have already been incurred by the joint venture for remediation, professional and legal fees for the three months ending March 31, 2004 and 2003, respectively.  The joint venture has been sharing costs with former owners of the property.  An additional $180 remains reserved at March 31, 2004.

The Company acquired Fresno Fashion Fair in December 1996.  Asbestos was detected in structural fireproofing throughout much of the Center.  Testing data conducted by professional environmental consulting firms indicates that the fireproofing is largely inaccessible to building occupants and is well adhered to the structural members.  Additionally, airborne concentrations of asbestos were well within OSHA’s permissible exposure limit (“PEL”) of .1 fcc.  The accounting at acquisition included a reserve of $3,300 to cover future removal of this asbestos, as necessary.  The Center was recently renovated and a substantial amount of the asbestos was removed.  An additional $740 remains reserved at March 31, 2004.

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

No dividends will be declared or paid on any class of common or other junior stock to the extent that dividends on Series A Preferred Stock have not been declared and/or paid.

The holders of Series A Preferred Stock have redemption rights if a change in control of the Company occurs, as defined under the Articles Supplementary.  Under such circumstances, the holders of the Series A Preferred Stock are entitled to require the Company to redeem their shares, to the extent the Company has funds legally available therefor, at a price equal to 105% of its liquidation preference plus accrued and unpaid dividends.  The Series A Preferred Stock holder also has the right to require the Company to repurchase its shares if the Company fails to be taxed as a REIT for federal tax purposes at a price equal to 115% of its liquidation preference plus accrued and unpaid dividends, to the extent funds are legally available therefore.

11.  Subsequent Events:

On April 29, 2004, a dividend/distribution of $0.61 per share was declared for common stockholders and OP unit holders of record on May 20, 2004.  In addition, the Company declared a dividend of $0.61 on the Company’s Series A Preferred Stock.  All dividends/distributions will be payable on June 10, 2004.

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

Some of these estimates and assumptions include judgments on revenue recognition, estimates for common area maintenance and real estate tax accruals, provisions for uncollectable accounts, impairment of long-lived assets, the allocation of purchase price between tangible and intangible assets, and estimates for environmental matters. The Company’s significant accounting policies are described in more detail in Note 2 of the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. However, the following policies could be deemed to be critical within the SEC definition.

Revenue Recognition:

Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the “straight lining of rent adjustment.” Currently, 29% of the mall and freestanding leases contain provisions for Consumer Price Index (“CPI”) rent increases periodically throughout the term of the lease.  The Company believes that using an annual multiple of CPI increases, rather than fixed contractual rent increases, results in revenue recognition that more closely matches the cash revenue from each lease and will provide more consistent rent growth throughout the term of the leases. Percentage rents are recognized in accordance with Staff Accounting Bulletin 101. Percentage rents are accrued when lessees specified sales targets have been met. Recoveries from tenants for real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred.

Property:

Costs related to the development, redevelopment, construction and improvement of properties are capitalized. Interest incurred or imputed on development, redevelopment and construction projects is capitalized until construction is substantially complete.

Maintenance and repairs expenses are charged to operations as incurred. Costs for major replacements and betterments, which includes HVAC equipment, roofs, parking lots, etc. are capitalized and depreciated over their estimated useful lives. Gains and losses are recognized upon disposal or retirement of the related assets and are reflected in earnings, in accordance with SFAS No. 66—”Accounting for Sales of Real Estate.”

Property is recorded at cost and is depreciated using a straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	5-40 years
Tenant improvements	initial term of related lease
Equipment and furnishings	5-7 years

The Company accounts for all acquisitions entered into subsequent to June 30, 2001 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”). The Company will first determine the value of the land and buildings utilizing an “as if vacant” methodology. The Company will then assign a fair value to any debt assumed at acquisition. The balance of the purchase price will be allocated to tenant improvements and identifiable intangible assets or liabilities. Tenant improvements represent the tangible assets associated with the existing leases valued on a historical basis prorated over the remaining lease terms. The tenant improvements are classified as an asset under real estate investments and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases which come in three forms: (i) origination value, which represents the value associated with “cost avoidance” of acquiring in-place leases, such as lease commissions paid under terms generally experienced in our markets; (ii) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the “assumed vacant” property  to the occupancy level when purchased; and (iii) above or below market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks. Origination value is recorded as an other asset and is amortized over the remaining lease terms. Value of in-place leases is recorded as an other asset and amortized over the remaining lease term plus an estimate of renewal of the acquired leases. Above or below market leases are classified as an other asset or liability, depending on whether the contractual terms are above or below market, and the asset or liability is amortized to rental revenue over the remaining terms of the leases.

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

Off-Balance Sheet Arrangements:

Debt guarantees:

The Company has an ownership interest in a number of joint ventures as detailed in Note 3 to the Company’s consolidated financial statements included herein. The Company accounts for those investments using the equity method of accounting and those investments are reflected on the consolidated balance sheets of the Company as “Investments in Unconsolidated Joint Ventures.” A pro rata share of the mortgage debt on these properties is shown in Note 6 to the Company’s consolidated financial statements included herein. In addition, the following joint ventures also have debt that could become recourse debt to the Company or its subsidiaries, in excess of its pro rata share, should the partnership be unable to discharge the obligations of the related debt:

Asset/Property	Maximum amount of debt principal that could be recourse to the Company	Maturity Date
	(Dollars in Thousands)
Boulevard Shops	$10,665	1/1/2005
Chandler Village Center	5,283	12/19/2006
Scottsdale 101	30,233	5/1/2006

Total	$46,181

The above amounts increased by $8,771 from December 31, 2003.

Additionally, as of March 31, 2004, the Company has certain obligations of $13.8 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

Long-term contractual obligations:

The following is a schedule of long-term contractual obligations (as of March 31, 2004) for the consolidated Centers over the periods in which they are expected to be paid:

	Payment Due by Period
Contractual Obligations (Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than five years
Long-term debt obligations	$2,748,162	$167,193	$1,166,345	$724,023	$690,601
Operating lease obligations	161,466	1,270	2,540	2,540	155,116
Purchase obligations	41,433	41,433	—	—	—
Other long-term liabilities	182,806	182,806	—	—	—
Total	$3,133,867	$392,702	$1,168,885	$726,563	$845,717

During the first quarter of 2004, there have been no material changes outside the ordinary course of business in the above specified obligations since the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The following table reflects the Company’s acquisitions in 2003 and 2004.

Property/Entity	Date Acquired	Location
2003 Acquisitions:
FlatIron Crossing	January 31, 2003	Broomfield, Colorado
Northridge Mall	September 15, 2003	Salinas, California
Biltmore Fashion Park	December 18, 2003	Phoenix, Arizona

2004 Acquisition:
Inland Center	January 30, 2004	San Bernardino, California

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

On September 15, 2003, the Company acquired Northridge Mall, an 864,071 square foot super-regional mall in Salinas, California. The total purchase price was $128.5 million and was funded by sale proceeds from Bristol Center and borrowings under the Company’s line of credit. Northridge Mall is referred herein as the “2003 Acquisition Center.”

On December 18, 2003, the Company acquired Biltmore Fashion Park, a 610,477 square foot regional mall in Phoenix, Arizona. The total purchase price was $158.5 million, which included the assumption of $77.4 million of debt. The Company also issued 705,636 partnership units of the Operating Partnership at a price of $42.80 per unit. The balance of the Company’s 50% share of the purchase price of $10.5 million was funded by cash and borrowings under the Company’s line of credit. The mall is owned in a 50/50 joint venture with an institutional partner.

On January 30, 2004, the Company, in a 50/50 joint venture with a private investment company, acquired Inland Center, a 1 million square foot super-regional mall in San Bernardino, California. The total purchase price was $63,300 and concurrently with the acquisition, the joint venture placed a $54,000 fixed rate loan on the property. The balance of the Company’s pro rata share of the purchase price was funded by cash and borrowings under the Company’s line of credit.

Biltmore Fashion Park and Inland Center are joint ventures and these properties are reflected using the equity method of accounting. The results of these acquisitions are reflected in the consolidated results of operations of the Company in the income statement line item entitled “Equity in income of unconsolidated joint ventures and the management company.”

Many of the variations in the results of operations, discussed below, occurred due to the transactions described above including the 2003 Acquisition Center. Biltmore Fashion Park and Inland Center are referred to herein as the “Joint Venture Acquisition Centers.”  Crossroads Mall-Boulder, Parklane Mall and Queens Center are currently under redevelopment and are referred to herein as the “Redevelopment Centers.” La Encantada and Scottsdale 101 are currently under development and are referred herein as the “Development Properties.”  Scottsdale 101 is a joint venture and the results are reflected using the equity method of accounting.  All other Centers, excluding the Redevelopment Centers, the Development Properties, the Village at Corte Madera, FlatIron Crossing, the 2003 Acquisition Center and the Joint Venture Acquisition Centers, are referred to herein as the “Same Centers,” unless the context otherwise requires.

Revenues include rents attributable to the accounting practice of straight-lining of rents which requires rent to be recognized each year in an amount equal to the average rent over the term of the lease, including fixed rent increases over that period. The amount of straight-lined rents, included in consolidated revenues, recognized in 2004 was $0.3 million compared to $0.5 million in 2003.  Additionally, the Company recognized through equity in income of unconsolidated joint ventures, $0.3 million as its pro rata share of straight-lined rents from joint ventures in 2004 compared to $0.6 million in 2003. These variances resulted from the Company structuring the majority of its new leases using an annual multiple of CPI increases, which generally do not require straight-lining treatment.  Currently, 29% of the mall and freestanding leases contain provisions for CPI rent increases periodically throughout the term of the lease. The Company believes that using an annual multiple of CPI increases, rather than fixed contractual rent increases, results in revenue recognition that more closely matches the cash revenue from each lease and will provide more consistent rent growth throughout the term of the leases.

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

General Factors Affecting the Centers; Competition:  Real property investments are subject to varying degrees of risk that may affect the ability of the Centers to generate sufficient revenues to meet operating and other expenses, including debt service, lease payments, capital expenditures and tenant improvements, and to make distributions to the Company and the Company’s stockholders. Income from shopping center properties may be adversely affected by a number of factors, including: the national economic climate; the regional and local economy (which may be adversely impacted by plant closings, industry slowdowns, union activities, adverse weather conditions, natural disasters, terrorist activities, and other factors); local real estate conditions (such as an oversupply of, or a reduction in demand for, retail space or retail goods and the availability and creditworthiness of current and prospective tenants); perceptions by retailers or shoppers of the safety, convenience and attractiveness of the shopping center; and increased costs of maintenance, insurance and operations (including real estate taxes). A significant percentage of the Centers are located in California and Arizona. To the extent that economic or other factors affect California or Arizona (or their respective regions generally) more severely than other areas of the country, the negative impact on the Company’s economic performance could be significant. There are numerous shopping facilities that compete with the Centers in attracting tenants to lease space, and an increasing number of new retail formats and technologies other than retail shopping centers that compete with the Centers for retail sales.  Increased competition could adversely affect the Company’s revenues. Income from shopping center properties and shopping center values are also affected by such factors as applicable laws and regulations, including tax, environmental, safety and zoning laws, interest rate levels and the availability and cost of financing.

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

Joint Venture Centers:  The Company indirectly owns partial interests in 41 Joint Venture Centers as well as fee title to a site that is ground leased to the entity that owns a Joint Venture Center and several development sites. The Company may also acquire partial interests in additional properties through joint venture arrangements. Investments in Joint Venture Centers involve risks different from those of investments in wholly-owned Centers. The Company may have fiduciary responsibilities to its partners that could affect decisions concerning the Joint Venture Centers. In certain cases, third parties share with the Company or have (with respect to one Joint Venture Center) control of major decisions relating to the Joint Venture Centers, including decisions with respect to sales, financings and the timing and amount of additional capital contributions, as well as decisions that could have an adverse impact on the Company’s REIT status. In addition, some of the Company’s outside partners control the day-to-day operations of seven Joint Venture Centers. The Company therefore does not control cash distributions from these Centers and the lack of cash distributions from these Centers could jeopardize the Company’s ability to maintain its qualification as a REIT.

Uninsured Losses:  Each of the Centers has comprehensive liability, fire, terrorism extended coverage and rental loss insurance with insured limits customarily carried for similar properties. The Company does not insure certain types of losses (such as losses from wars), because they are either uninsurable or not economically insurable. In addition, while the Company or the relevant joint venture, as applicable, carries earthquake insurance on the Centers located in California, the policies are subject to a deductible equal to 5% of the total insured value of each Center, a $100,000 per occurrence minimum and a combined annual aggregate loss limit of $200 million on these Centers. Furthermore, the Company carries title insurance on substantially all of the Centers for less than their full value. If an uninsured loss or a loss in excess of insured limits occurs, the Operating Partnership or the entity, as the case may be, that owns the affected Center could lose its capital invested in the Center, as well as the anticipated future revenue from the Center, while remaining obligated for any mortgage indebtedness or other financial obligations related to the Center. There is also no assurance that the Company will be able to maintain its current insurance coverage. An uninsured loss or loss in excess of insured limits may negatively impact the Company’s financial condition.

REIT Qualification:  Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations. The complexity of these provisions and of the applicable income tax regulations is greater in the case of a REIT such as the Company that holds its assets in partnership form. The determination of various factual matters and circumstances not entirely within our control, including by the Company’s partners in the Joint Venture Centers, may affect its ability to qualify as a REIT. In addition, legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to the Company’s qualification as a REIT or the federal income tax consequences of that qualification.

If in any taxable year the Company fails to qualify as a REIT, the Company will suffer the following negative results:

•      the Company will not be allowed a deduction for distributions to stockholders in computing its taxable income; and

•      the Company will be subject to federal income tax on its taxable income at regular corporate rates.

In addition, the Company will be disqualified from treatment as a REIT for the four taxable years following the year during which the qualification was lost, unless the Company was entitled to relief under statutory provisions. As a result, net income and the funds available for distribution to the Company’s stockholders will be reduced for five years. It is also possible that future economic, market, legal, tax or other considerations might cause the Board of Directors to revoke the Company’s REIT election.

Comparison of Three Months Ended March 31, 2004 and 2003

Revenues

Minimum and percentage rents increased by 7.5% to $78.4 million in 2004 from $72.9 million in 2003. Approximately $1.6 million of the increase relates to the Same Centers, $2.6 million of the increase relates to the Company acquiring 50% of its joint venture partner’s interest in FlatIron Crossing, $2.3 million relates to the 2003 Acquisition Center and $0.5 million relates to the Redevelopment Centers and La Encantada where phases of the developments have been completed.  Additionally, these increases in minimum and percentage rents are offset by decreasing revenues of $2.3 million related to the Company’s sale of 49.9% of its partnership interest in the Village at Corte Madera.

During 2001, the Company adopted SFAS 141. (See “Statement on Critical Accounting Policies”). The amortization of below market leases, which is recorded in minimum rents, increased to $2.1 million in 2004 from $0.7 million in 2003. The increase is primarily due to the 2003 Acquisition Center and the Company acquiring 50% of its joint venture partner’s interest in FlatIron Crossing.

Tenant recoveries increased to $41.3 million in 2004 from $36.9 in 2003. Approximately $1.4 million relates to the Same Centers, $2.0 million relates to the Company acquiring 50% of its joint venture partner’s interest in FlatIron Crossing, $0.5 million relates to the Redevelopment Centers and La Encantada and $1.5 million relates to the 2003 Acquisition Center. This is offset by a $1.0 million decrease relating to the Company’s sale of 49.9% partnership interest in the Village at Corte Madera.

Expenses

Shopping center and operating expenses increased to $42.8 million in 2004 compared to $39.0 million in 2003. The increase is a result of $1.5 million related to the 2003 Acquisition Center, $0.2 million represents increased property taxes, insurance and other recoverable and non-recoverable expenses at the Same Centers, $1.5 million related to the Company acquiring 50% of its joint venture partner’s interest in FlatIron Crossing and $1.4 million related to consolidating Macerich Management Company effective July 1, 2003, in accordance with FIN 46. (See “New Pronouncements Issued”). Prior to July 1, 2003, the Macerich Management Company was accounted for using the equity method of accounting.  This is offset by a $0.8 million decrease related to the Company’s sale of 49.9% of its partnership interest in the Village at Corte Madera

REIT General and Administrative Expenses

REIT general and administrative expenses increased to $3.0 million in 2004 from $2.3 million in 2003, primarily due to increases in professional services, travel expenses and stock-based compensation expense.

Comparison of Three Months Ended March 31, 2004 and 2003

Depreciation and Amortization

Depreciation and amortization increased to $34.3 million in 2004 from $23.8 million in 2003. Approximately $0.9 million relates to the 2003 Acquisition Center, $0.8 million relates to consolidating Macerich Management Company effective July 1, 2003 and $0.6 million relates to the Redevelopment Centers and La Encantada.  As a result of SFAS 141, an additional $7.0 million of depreciation and amortization was recorded for the three months ending March 31, 2004 compared to the same period in 2003 due to the reclassification of the purchase price of 2002 and 2003 acquisitions between buildings and into the value of in-place leases, tenant improvements and lease commissions. This is offset by a $1.9 million decrease relating to the sale of 49.9% of the partnership interest in the Village at Corte Madera.

Interest Expense

Interest expense decreased to $33.3 million in 2004 from $34.0 million in 2003. Approximately $2.5 million of the decrease relates to payoffs of loans on the Same Centers and Redevelopment Centers, $1.3 million relates from the Company’s sale of 49.9% of its partnership interest in the Village at Corte Madera.  These decreases are offset by $1.3 million relating to the Company acquiring 50% of its joint venture partner’s interest in FlatIron Crossing and $2.6 million is related to the $250.0 million of unsecured notes issued on May 13, 2003.  Capitalized interest was $3.1 million in 2004, up from $2.5 million in 2003.

Minority Interest

The minority interest represents the 19.54% weighted average interest of the Operating Partnership by the Company during 2004. This compares to 20.94% not owned by the Company during 2003.

Equity in Income from Unconsolidated Joint Ventures and Macerich Management Company

The income from unconsolidated joint ventures and the Macerich Management Company was $14.9 million for 2004, compared to income of $14.5 million in 2003. This increase is primarily due to consolidating Macerich Management Company effective July 1, 2003 in accordance with FIN 46.  Prior to July 1, 2003, the Macerich Management Company was accounted for using the equity method of accounting.

Loss on Early Extinguishment of Debt

In 2004, the Company recorded a loss from early extinguishment of debt of $0.4 million related to the payoff of a loan at the Redevelopment Centers.

Net Income Available to Common Stockholders

Primarily as a result of the purchase of the 2003 Acquisition Center, the sale of 49.9% of the partnership interest in the Village at Corte Madera, the Company acquiring 50% of its joint venture partner's interest in FlatIron Crossing, the change in depreciation expense due to SFAS 141 and the foregoing results, net income available to common stockholders decreased to $18.1 million in 2004 from $19.4 million in 2003.

Operating Activities

Cash flow from operations was $75.8 million in 2004 compared to $79.7 million in 2003. The decrease is primarily due to a decrease of $9.7 million relating to amounts due from affiliates and the foregoing results at the Centers as mentioned above.

Investing Activities

Cash used in investing activities was $69.1 million in 2004 compared to cash used in investing activities of $96.0 million in 2003. The change resulted primarily from the $27.4 million increase in development, redevelopment and expansion of Centers primarily due to the Queens Center expansion which is offset by the Company’s purchase of its joint venture partner’s 50% interest in FlatIron Crossing on January 31, 2003.

Financing Activities

Cash flow provided by financing activities was $27.1 million in 2004 compared to cash flow provided by financing activities of $68.5 million in 2003. The 2003 increase compared to 2004 resulted primarily from the Company acquiring 50% of its joint venture partner’s interest in FlatIron Crossing in January 2003, the $32.3 million funding of the Panorama loan in the first quarter of 2003 and $11.1 million of net additional funding in 2003 relating to the Queens construction loan compared to the same period in 2004.

Funds From Operations

Primarily as a result of the factors mentioned above, Funds from Operations—Diluted increased 8.5% to $68.7 million in 2004 from $63.3 million in 2003. For the reconciliation of FFO and FFO-diluted to net income available to common stockholders, see “Funds from Operations.”

Liquidity and Capital Resources

The Company intends to meet its short term liquidity requirements through cash generated from operations, working capital reserves, property secured borrowings and borrowing under the new revolving line of credit. The Company anticipates that revenues will continue to provide necessary funds for its operating expenses and debt service requirements, and to pay dividends to stockholders in accordance with REIT requirements. The Company anticipates that cash generated from operations, together with cash on hand, will be adequate to fund capital expenditures which will not be reimbursed by tenants, other than non-recurring capital expenditures. The following table summarizes capital expenditures incurred at the Centers, including the pro rata share of joint ventures, for the three months ending March 31,:

(Dollars in Millions)	2004	2003
Acquisitions of property and equipment	$36.3	$4.2
Development, redevelopment and expansion of Centers	52.9	35.3
Renovations of Centers	9.3	1.3
Tenant allowances	2.4	1.5
Deferred leasing charges	3.5	3.1
Total	$104.4	$45.4

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

The Company’s total outstanding loan indebtedness at March 31, 2004 was $3.8 billion (including its pro rata share of joint venture debt). This equated to a debt to Total Market Capitalization (defined as total debt of the Company, including its pro rata share of joint venture debt, plus aggregate market value of outstanding shares of common stock, assuming full conversion of OP Units and preferred stock into common stock) ratio of approximately 48.14% at March 31, 2004. The majority of the Company’s debt consists of fixed-rate conventional mortgages payable collateralized by individual properties.

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

The Company has a $425.0 million revolving line of credit. This revolving line of credit has a three-year term plus a one-year extension. The interest rate fluctuates from LIBOR plus 1.75% to LIBOR plus 3.00% depending on the Company’s overall leverage level. As of March 31, 2004 and December 31, 2003, $318.0 million and $319.0 million was outstanding at an average interest rate of 3.67% and 3.69%, respectively.

On May 13, 2003, the Company issued $250.0 million in unsecured notes maturing in May 2007 with a one-year extension option bearing interest at LIBOR plus 2.50%. The proceeds were used to pay down and create more availability under the Company’s line of credit. At March 31, 2004 and December 31, 2003, the entire $250.0 million of notes were outstanding at an interest rate of 4.45%. In October 2003, the Company entered into an interest rate swap agreement which effectively fixed the interest rate at 4.45% from November 2003 to October 13, 2005.

At March 31, 2004, the Company had cash and cash equivalents available of $80.9 million.

Funds From Operations

The Company uses Funds from Operations (“FFO”) in addition to net income to report its operating and financial results and considers FFO and FFO-diluted as supplemental measures for the real estate industry and a supplement to Generally Accepted Accounting Principles (“GAAP”) measures. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from extraordinary items and sales of depreciated operating properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. FFO and FFO on a fully diluted basis, are useful to investors in comparing operating and financial results between periods. This is especially true since FFO excludes real estate depreciation and amortization, as the Company believes real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time. FFO on a fully diluted basis, is one of the measures investors find most useful in measuring the dilutive impact of outstanding convertible securities. FFO does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net income as defined by GAAP and is not indicative of cash available to fund all cash flow needs. FFO, as presented, may not be comparable to similarly titled measures reported by other real estate investment trusts. The reconciliation of FFO and FFO-diluted to net income available to common stockholders is provided below.

In compliance with the Securities and Exchange Commission’s new regulations, the Company has revised its FFO definition as of January 1, 2003 and for all prior periods presented. FFO now includes gains or losses on sales of peripheral land, impairment of assets, losses on debt-related transactions and the effect of SFAS No. 141.  The Company’s revised definition is in accordance with the definition provided by NAREIT.

The inclusion of gains (losses) on sales of peripheral land included in FFO for the three months ended March 31, 2004 and 2003 were $1.4 million (including $1.4 million from joint ventures at pro rata) and $0.5 million (including $0.4 million from joint ventures at pro rata), respectively.

The Company’s losses on debt-related transactions for the three months ended March 31, 2004 was $0.4 million.  There were no losses from debt-related transactions in 2003.

The following reconciles net income available to common stockholders to FFO and FFO-diluted for the three months ending March 31,:

(amounts in thousands)

	2004		2003
	Shares	Amount	Shares	Amount
Net income-available to common stockholders		$18,116		$19,425
Adjustments to reconcile net income to FFO-basic:
Minority interest		4,400		5,145
(Gain) loss on sale or write-down of wholly-owned assets		(27)		38
Add: Gain on land sales—consolidated assets		—		128
(Gain) loss on sale or write-down of assets from unconsolidated entities (pro rata)		(1,417)		(447)
Add: Gain (loss) on land sales—pro rata unconsolidated entities		1,417		396
Depreciation and amortization on wholly-owned centers		34,301		23,914
Depreciation and amortization on joint ventures and from the management company (pro rata)		12,358		11,657
Less: depreciation on personal property and amortization of loan costs and interest rate caps		(2,677)		(2,166)
FFO—basic(1)	72,568	66,471	65,486	58,090
Additional adjustments to arrive at FFO-diluted:
Impact of convertible preferred stock	3,627	2,212	9,115	5,195
Impact of stock options using the treasury method	419	—	437	—
Impact of restricted stock using the treasury method	(n/a antidilutive)		(n/a antidilutive)

FFO—diluted(2)	76,614	$68,683	75,038	$63,285

(1)                               Calculated based upon basic net income as adjusted to reach basic FFO. As of March 31, 2004 and 2003, 14.2 million and 13.7 million of OP Units and Westcor partnership units were outstanding, respectively.

(2)                               The computation of FFO—diluted shares outstanding includes the effect of outstanding common stock options and restricted stock using the treasury method. On February 25, 1998, the Company sold $100 million of its Series A Preferred Stock. On June 16, 1998, the Company sold $150 million of its Series B Preferred Stock. On September 9, 2003, 5.5 million shares of Series B Preferred Stock were converted into common shares. The preferred stock can be converted on a one-for-one basis for common stock. The preferred shares are assumed converted for purposes of 2004 and 2003 FFO-diluted as they are dilutive to that calculation.

Included in minimum rents were rents attributable to the accounting practice of straight-lining of rents. The amount of straight-lining of rents, including the Company’s pro rata share from joint ventures, that impacted minimum rents was $0.6 million for 2004 and $1.1 million for 2003.  The decrease in straight-lining of rents in 2004 compared to 2003 is related to the Company structuring its new leases using rent increases tied to the change in CPI rather than using contractually fixed rent increases.

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

New Pronouncements Issued

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, and amendment of FASB Statement No. 123” (“SFAS No. 148”). SFAS No. 148 amended SFAS No 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for employee stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No 123 to require prominent disclosure in annual and interim financial statements about the method of accounting for stock-based compensation and its effect on reported results. Prior to the issuance of SFAS No. 148, the Company adopted the provisions of SFAS No. 123 and has expensed all stock options issued subsequent to January 1, 2002.  The Company did not issue any stock options to the employees for the three months ending March 31, 2004 and 2003 and accordingly, no compensation expense has been recorded in either period.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51.” FIN 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: 1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, and 2) the equity investors lack an essential characteristic of a controlling financial interest. FIN 46 was effective immediately for all variable interest entities acquired after January 31, 2003 and for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003. In December 2003, the FASB deferred the effective date of FIN 46 for variable interests acquired before February 1, 2003 to the first reporting period ending after March 15, 2004. The Company has adopted the provisions of FIN 46 for all non-special purpose entities created after February 1, 2003, and the Company has determined that FIN 46 does not apply to its investments in such entities or that such entities are not variable interest entities. In considering investments in joint ventures made prior to February 1, 2003, the Company has concluded that the joint ventures are either not subject to the provisions of FIN 46 or, if subject to FIN 46, are not variable interest entities. As a result, the adoption of FIN 46 did not have a material effect on the Company’s consolidated financial statements.  Effective July 1, 2003, the Company has consolidated Macerich Management Company (“MMC”), in accordance with FIN 46. The results to the consolidated financial statements did not have a material impact. Prior to July 1, 2003, MMC was accounted for under the equity method in the Company’s consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

The following table sets forth information as of March 31, 2004 concerning the Company’s long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (“FV”):

	For the Years Ended December 31,
(dollars in thousands)	2004	2005	2006	2007	2008	Thereafter	Total	FV
Consolidated Centers:
Long term debt:
Fixed rate	$18,358	$31,825	$105,821	$114,459	$306,146	$983,056	$1,559,665	$1,709,688
Average interest rate	6.65%	6.66%	6.65%	6.74%	6.74%	6.54%	6.65%	—
Variable rate	148,835	584,365	79,875	250,000	—	125,422	$1,188,497	1,188,497
Average interest rate	2.60%	3.70%	2.75%	4.45%	—	3.60%	3.64%	—
Total debt-Consolidated Centers	$167,193	$616,190	$185,696	$364,459	$306,146	$1,108,478	$2,748,162	$2,898,185
Joint Venture Centers:
(at Company’s pro rata share:)
Fixed rate	$12,855	$94,271	$275,756	$127,902	$64,642	$312,175	$887,601	$966,006
Average interest rate	6.35%	6.30%	6.21%	6.45%	6.56%	7.05%	6.35%	—
Variable rate	9,268	14,266	162,173	—	—	—	$185,707	182,878
Average interest rate	2.30%	3.04%	1.76%	—	—	—	1.86%	—
Total debt - Joint Ventures	$22,123	$108,537	$437,929	$127,902	$64,642	$312,175	$1,073,308	$1,148,884

The consolidated Centers’ total fixed rate debt decreased from $1,606,003 at December 31, 2003 to $1,559,665 at March 31, 2004. The average interest rate at December 31, 2003 and March 31, 2004 was 6.65%.

The consolidated Centers’ total variable rate debt increased from $1,076,596 at December 31, 2003 to $1,188,497 at March 31, 2004. The average interest rate at December 31, 2003 and March 31, 2004 was 3.55% and 3.64%, respectively.

The Company’s pro rata share of the Joint Venture Centers’ fixed rate debt at December 31, 2003 and March 31, 2004 was $861,883 and $887,601, respectively. The average interest rate decreased from 6.40% in 2003 to 6.35% in 2004. The Company’s pro rata share of the Joint Venture Centers’ variable rate debt at December 31, 2003 and March 31, 2004 was $184,159 and $185,707, respectively. The average interest rate decreased from 1.88% in 2003 to 1.86% in 2004.

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

The $250.0 million variable rate debt maturing in 2007 has an interest rate swap agreement which effectively fixed the interest rate at 4.45% from November 2003 to October 13, 2005. This swap has been designated as a hedge in accordance with SFAS No. 133.  The fair value of this swap agreement at March 31, 2004 was ($1.6) million.

The Company has an interest rate cap with a notional amount of $92,000 on their $108,000 loan on The Oaks. This interest rate cap prevents the LIBOR interest rate from exceeding 7.10%. This cap agreement terminates July 1, 2004. The fair value of this cap agreement at March 31, 2004 was zero.

The Company’s East Mesa Land and Superstition Springs joint venture have an interest rate swap which converts $12,845 of variable rate debt with a weighted average interest rate of 3.97% to a fixed rate of 5.39%. This swap has been designated as a hedge in accordance with SFAS No. 133. Additionally, interest rate caps were simultaneously sold to offset the effect of the interest rate cap agreements. These interest rate caps do not qualify for hedge accounting in accordance with SFAS 133.

In addition, the Company has assessed the market risk for its variable rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $11.2 million per year based on $1.1 billion outstanding of variable rate debt, excluding the $250.0 million of debt maturing in 2007, at March 31, 2004.

The fair value of the Company’s long term debt is estimated based on discounted cash flows at interest rates that management believes reflect the risks associated with long term debt of similar risk and duration.

Item 4

Controls and Procedures

The principal executive officer and principal financial officer of the Company (collectively, the “certifying officers”) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the quarterly period covered by this report.  The certifying officers concluded, based on their evaluation, that the Company’s disclosure controls and procedures were effective as of the end of the quarterly period covered by this report.  There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2                Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3                Defaults Upon Senior Securities

None

Item 4                Submission of Matters to a Vote of Security Holders

None

Item 5                Other Information

None

Item 6                Exhibits and Reports on Form 8-K

a.               Exhibits

3.                         Amended and Restated By-Laws of the Company (March 15, 2004)

10.                   Form of Restricted Stock Award Agreement for Non-Management Directors

Item 6                Exhibits and Reports on Form 8-K, Continued:

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

Current Report on Form 8-K event date May 7, 2004 (reporting announcement of results of operations for the Company for the quarter ended March 31, 2004) (Furnished).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Macerich Company

		By:	/s/ Thomas E. O’Hern
Thomas E. O’Hern
Executive Vice President and
Chief Financial Officer

Date:	May 7, 2004

Exhibit Index

Exhibit No.

(a)  Exhibits

Number	Description

3.	Amended and Restated By-Laws of the Company (March 15, 2004)

10.	Form of Restricted Stock Award Agreement for Non-Management Directors

31.1	Section 302 Certification of Arthur Coppola, Chief Executive Officer

31.2	Section 302 Certification of Thomas O’Hern, Chief Financial Officer

32.1	Section 906 Certification of Arthur Coppola, Chief Executive Officer and Thomas O’Hern, Chief Financial Officer