Form 10-Q
period 2004-06-30
MACERICH CO
filed 2004-08-06
CIK 912242

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 2004

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

YES     ☒          NO     ☐

Number of shares outstanding of the registrant’s common stock, as of July 29, 2004

Common Stock, par value $.01 per share: 59,142,049 shares

Form 10-Q

THE MACERICH COMPANY (The Company)

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30, 2004	December 31, 2003
ASSETS
Property, net	$3,236,521	$3,186,725
Cash and cash equivalents	93,382	47,160
Tenant receivables, net	65,100	67,765
Deferred charges and other assets, net	240,710	231,392
Loans to unconsolidated joint ventures	25,709	29,237
Due from affiliates	6,648	5,406
Investments in unconsolidated joint ventures	609,038	577,908
Total assets	$4,277,108	$4,145,593

LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS’ EQUITY:

Mortgage notes payable:
Related parties	$125,415	$129,084
Others	1,974,131	1,787,714
Total	2,099,546	1,916,798
Bank notes payable	765,800	765,800
Accounts payable and accrued expenses	43,197	54,682
Other accrued liabilities	107,915	116,067
Preferred stock dividend payable	2,212	2,212
Total liabilities	3,018,670	2,855,559

Minority interest	226,313	237,615

Commitments and contingencies (Note 9)

Series A cumulative convertible redeemable preferred stock, $.01 par value, 3,627,131 shares authorized, issued and outstanding at June 30, 2004 and December 31, 2003	98,934	98,934

Common stockholders’ equity:
Common stock, $.01 par value, 145,000,000 shares authorized, 58,617,522 and 57,902,524 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	585	578
Additional paid-in capital	1,027,325	1,008,488
Accumulated deficit	(76,109)	(38,541)
Accumulated other comprehensive income (loss)	375	(2,335)
Unamortized restricted stock	(18,985)	(14,705)
Total common stockholders’ equity	933,191	953,485
Total liabilities, preferred stock and common stockholders’ equity	$4,277,108	$4,145,593

The accompanying notes are an integral part of these financial statements.

THE MACERICH COMPANY (The Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

	Six Months Ended June 30,
	2004	2003
REVENUES:
Minimum rents	$155,903	$143,050
Percentage rents	4,827	2,971
Tenant recoveries	82,840	76,352
Other	8,750	7,852
Total revenues	252,320	230,225
EXPENSES:
Shopping center and operating expenses	90,369	81,566
REIT general and administrative expenses	5,294	5,055
	95,663	86,621
Interest expense:
Related parties	2,269	2,831
Others	65,819	64,158
Total interest expense	68,088	66,989

Depreciation and amortization	69,568	48,116
Equity in income of unconsolidated joint ventures and the management company	28,160	29,607
Loss on early extinguishment of debt	(405)	—
Gain on sale of assets	781	11,722
Income from continuing operations	47,537	69,828
Discontinued operations:
Gain (loss) on sale of assets	313	(169)
Income from discontinued operations	274	1,430
Total from discontinued operations	587	1,261
Income before minority interest	48,124	71,089
Less: Minority interest	8,470	12,699
Net income	39,654	58,390
Less: Preferred dividends	4,425	10,391
Net income available to common stockholders	$35,229	$47,999
Earnings per common share - basic:
Income from continuing operations	$0.59	$0.92
Discontinued operations	0.01	0.01
Net income per share available to common stockholders	$0.60	$0.93

Weighted average number of common shares outstanding - basic	58,354,000	51,733,000

Earnings per common share - diluted:
Income from continuing operations	$0.59	$0.90
Discontinued operations	0.01	0.02
Net income per share available to common stockholders	$0.60	$0.92
Weighted average number of common shares outstanding - diluted	72,966,000	65,915,000

The accompanying notes are an integral part of these financial statements.

THE MACERICH COMPANY (The Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2004	2003
REVENUES:
Minimum rents	$80,100	$71,994
Percentage rents	2,400	1,261
Tenant recoveries	41,519	39,453
Other	4,777	3,765
Total revenues	128,796	116,473
EXPENSES:
Shopping center and operating expenses	47,533	42,590
REIT general and administrative expenses	2,271	2,719
	49,804	45,309
Interest expense:
Related parties	1,252	1,416
Others	33,503	31,565
Total interest expense	34,755	32,981

Depreciation and amortization	35,311	24,396
Equity in income of unconsolidated joint ventures and the management company	13,310	15,141
Gain on sale of assets	780	11,610
Income from continuing operations	23,016	40,538
Discontinued operations:
Loss on sale of assets	288	(19)
Income from discontinued operations	92	804
Total from discontinued operations	380	785
Income before minority interest	23,396	41,323
Less: Minority interest	4,070	7,554
Net income	19,326	33,769
Less: Preferred dividends	2,213	5,195
Net income available to common stockholders	$17,113	$28,574
Earnings per common share - basic:
Income from continuing operations	$0.28	$0.54
Discontinued operations	0.01	0.01
Net income per share available to common stockholders	$0.29	$0.55

Weighted average number of common shares outstanding - basic	58,612,000	51,874,000

Earnings per common share - diluted:
Income from continuing operations	$0.28	$0.54
Discontinued operations	0.01	0.01
Net income per share available to common stockholders	$0.29	$0.55
Weighted average number of common shares outstanding - diluted	73,202,000	66,088,000

The accompanying notes are an integral part of these financial statements.

THE MACERICH COMPANY (The Company)

CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Common Stock (# of shares)	Common Stock Par Value	Additional Paid In Capital	Accumulated Earnings (deficit)	Accumulated Other Comprehensive Income (Loss)	Unamortized Restricted Stock	Total Common Stockholders’ Equity

Balance, December 31, 2003	57,902,524	$578	$1,008,488	$(38,541)	$(2,335)	$(14,705)	$953,485
Comprehensive income:
Net income				39,654			39,654
Reclassification of deferred losses					660		660
Interest rate swap agreement					2,050		2,050
Total comprehensive income				39,654	2,710		42,364
Issuance of restricted stock	150,728	2	8,124				8,126
Unvested restricted stock	(150,728)	(2)				(8,124)	(8,126)
Restricted stock vested in 2004	305,868	3				3,844	3,847
Exercise of stock options	409,130	4	7,147				7,151
Distributions paid ($1.22 per share)				(72,797)			(72,797)
Preferred dividends				(4,425)			(4,425)
Adjustment to reflect minority interest on a pro rata basis according to period end ownership percentage of Operating Partnership			3,566				3,566
Balance, June 30, 2004	58,617,522	$585	$1,027,325	$(76,109)	$375	$(18,985)	$933,191

The accompanying notes are an integral part of these financial statements.

THE MACERICH COMPANY (The Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income available to common stockholders	$35,229	$47,999
Preferred dividends	4,425	10,391
Net income	39,654	58,390
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt	405	—
Gain on sale of assets	(781)	(11,722)
Discontinued operations gain on sale of assets	(313)	169
Depreciation and amortization	69,612	48,489
Amortization of net premium on trust deed note payable	(963)	(1,121)
Minority interest	8,470	12,699
Equity in income of unconsolidated joint ventures and the management company	(28,160)	(29,607)
Changes in assets and liabilities, net of acquisitions / dispositions:
Tenant receivables, net	2,665	(5,706)
Other assets	(2,958)	5,213
Accounts payable and accrued expenses	(3,284)	(3,011)
Due from affiliates	(1,242)	17,153
Other liabilities	(1,452)	3,873
Total adjustments	41,999	36,429
Net cash provided by operating activities	81,653	94,819
Cash flows from investing activities:
Acquisitions of property and property improvements	(33,252)	(2,381)
Development, redevelopment and expansion of centers	(81,355)	(64,469)
Renovations of centers	(12,337)	(4,757)
Tenant allowances	(3,544)	(2,437)
Deferred leasing charges	(7,895)	(7,375)
Distributions from joint ventures	34,017	44,864
Contributions to joint ventures	(449)	(33,890)
Acquisitions of joint ventures	(36,538)	(68,320)
Payments received from (loans to) unconsolidated joint ventures	3,528	(5,010)
Proceeds from sale of assets	457	82,765
Net cash used in investing activities	(137,368)	(61,010)
Cash flows from financing activities:
Proceeds from mortgages and notes payable	324,418	351,876
Payments on mortgages and notes payable	(140,707)	(279,594)
Deferred financing costs	(218)	(2,623)
Exercise of common stock options	7,151	5,056
Dividends and distributions	(84,282)	(71,979)
Dividends to preferred stockholders	(4,425)	(10,391)
Net cash provided by (used in) financing activities	101,937	(7,655)
Net increase in cash	46,222	26,154
Cash and cash equivalents, beginning of period	47,160	53,559
Cash and cash equivalents, end of period	$93,382	$79,713
Supplemental cash flow information:
Cash payment for interest, net of amounts capitalized	$64,763	$69,330
Non-cash transactions:
Acquisition of property by assumption of debt	—	$180,000

Reclassification from investments in joint ventures to property	—	$65,115
Reclassification from property to investments in joint ventures	—	$113,603
Reclassification from debt to investments in joint ventures	—	$69,557

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

The accompanying consolidated financial statements include the accounts of the Company and The Macerich Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”).  The interests in the Operating Partnership are known as OP units.  OP units not held by the Company are redeemable, subject to certain restrictions, on a one-for-one basis for the Company’s common stock or cash at the Company’s option.  Investments in entities in which the Operating Partnership owns in excess of 50% and has a controlling interest of the respective entity are consolidated; all other investments have been accounted for under the equity method and are reflected as “Investments in Unconsolidated Joint Ventures and the Management Company”.  Effective July 1, 2003, the Company began consolidating the accounts of Macerich Management Company, in accordance with FIN 46 (See “Accounting Pronouncements”).  Prior to July 1, 2003, the Company accounted for Macerich Management Company, under the equity method of accounting.  The use of the term “management company” refers to Macerich Management Company prior to July 1, 2003.

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

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51.”  FIN 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics:  1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, and 2) the equity investors lack an essential characteristic of a controlling financial interest.  FIN 46 was effective immediately for all variable interest entities acquired after January 31, 2003 and for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003.  In December 2003, the FASB deferred the effective date of FIN 46 for variable interests acquired before February 1, 2003 to the first reporting period ending after March 15, 2004.  The Company has adopted the provisions of FIN 46 for all non-special purpose entities created after February 1, 2003, and the Company has determined that FIN 46 does not apply to its investments in such entities or that such entities are not variable interest entities. In considering investments in joint ventures made prior to February 1, 2003, the Company has concluded that the joint ventures are either not subject to the provisions of FIN 46 or, if subject to FIN 46, are not variable interest entities. As a result, the adoption of FIN 46 did not have a material effect on the Company’s consolidated financial statements. Effective July 1, 2003, the Company has consolidated Macerich Management Company (“MMC”), in accordance with FIN 46. Consolidating MMC did not have a material impact on the consolidated financial statements. Prior to July 1, 2003, MMC was accounted for under the equity method in the Company’s consolidated financial statements.

Disposal of Long-Lived Assets:

The Company sold Paradise Village Gateway, which was acquired on July 26, 2002, on January 2, 2003 and recorded a loss on sale of $0.2 million for the three months ending March 31, 2003.  Additionally, the Company sold Bristol Center on August 4, 2003, and the results for the six months ended June 30, 2004 and 2003 have been reclassified to discontinued operations. The sale of Bristol Center resulted in a gain on sale of asset of $22.2 million in August 2003. Total revenues associated with Bristol Center were $77 and $2,157 for the six months ended June 30, 2004 and 2003, respectively.

Earnings Per Share (“EPS”)

The computation of basic earnings per share is based on net income and the weighted average number of common shares outstanding for the six and three months ending June 30, 2004 and 2003.  The computation of diluted earnings per share does not include the effect of outstanding restricted stock issued under the employee and director stock incentive plans as they are antidilutive using the treasury method.  The Operating Partnership units (“OP units”) not held by the Company have been included in the diluted EPS calculation since they are redeemable on a one-for-one basis for shares of common stock.  The following table reconciles the basic and diluted earnings per share calculation:

	For the six months ended June 30,
	2004			2003
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(In thousands, except per share data)			(In thousands, except per share data)

Net income	$39,654			$58,390
Less: Preferred stock dividends	4,425			10,391

Basic EPS:
Net income available to common stockholders	$35,229	58,354	$0.60	$47,999	51,733	$0.93

Diluted EPS:
Conversion of OP units	8,470	14,215		12,699	13,713
Employee stock options	—	397		—	469
Restricted stock	n/a - antidilutive for EPS			n/a - antidilutive for EPS
Convertible preferred stock	n/a - antidilutive for EPS			n/a - antidilutive for EPS

Net income available to common stockholders	$43,699	72,966	$0.60	$60,698	65,915	$0.92

	For the three months ended June 30,
	2004			2003
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(In thousands, except per share data)			(In thousands, except per share data)

Net income	$19,326			$33,769
Less: Preferred stock dividends	2,213			5,195

Basic EPS:
Net income available to common stockholders	$17,113	58,612	$0.29	$28,574	51,874	$0.55

Diluted EPS:
Conversion of OP units	4,070	14,215		7,554	13,712
Employee stock options	—	375		—	502
Restricted stock	n/a - antidilutive for EPS			n/a - antidilutive for EPS
Convertible preferred stock	n/a - antidilutive for EPS			n/a - antidilutive for EPS

Net income available to common stockholders	$21,183	73,202	$0.29	$36,128	66,088	$0.55

The minority interest as reflected in the Company’s consolidated statements of operations has been allocated for EPS calculations as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Income from continuing operations	$3,996	$7,389	$8,355	$12,434
Discontinued operations:
Gain on sale of assets	56	(3)	61	(35)
Income from discontinued operations	18	168	54	300
Total	$4,070	$7,554	$8,470	$12,699

2.              Organization:

The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community shopping centers located throughout the United States.

The Company is the sole general partner of, and owns or has a majority of the ownership interests in the Operating Partnership.  As of June 30, 2004, the Operating Partnership owned or had an ownership interest in 60 regional shopping centers, 18 community shopping centers and two development projects aggregating approximately 61 million square feet of gross leasable area (“GLA”).  These 80 regional and community shopping centers and development projects are referred to hereinafter as the “Centers”, unless the context otherwise requires.  The Company is a self-administered and self-managed real estate investment trust (“REIT”) and conducts all of its operations through the Operating Partnership and the Company’s management companies, Macerich Property Management Company, LLC (“MPMC, LLC”), a single-member Delaware limited liability company.  MMC, a California corporation, Westcor Partners, LLC, a single member Arizona limited liability company, Macerich Westcor Management, LLC, a single member Delaware limited liability company and Westcor Partners of Colorado, LLC, a Colorado limited liability company.  The three Westcor management companies are collectively referred to as the “Westcor Management Companies”.

The Company was organized to qualify as a REIT under the Internal Revenue Code of 1986, as amended.  As of June 30, 2004, the 19% limited partnership interest of the Operating Partnership not owned by the Company is reflected in these financial statements as minority interest.

3.              Investments in Unconsolidated Joint Ventures and the Macerich Management Company:

The following are the Company’s investments in various joint ventures.  The Operating Partnership’s interest in each joint venture as of June 30, 2004 is as follows:

Joint Venture	The Operating Partnership’s Ownership%

Biltmore Shopping Center Partners, LLC	50%
Corte Madera Village, LLC	50.1%
Macerich Northwestern Associates	50%
Northpark Partners, L.P.	50%
Northpark Land Partners, L.P.	50%
Pacific Premier Retail Trust	51%
SDG Macerich Properties, L.P.	50%
WM Inland, LLC	50%
West Acres Development	19%

Westcor Joint Ventures
Regional Malls:
New River Associates - Arrowhead Towne Center	33.3%
Westpen Associates - Desert Sky Mall	50%
Scottsdale Fashion Square Partnership	50%
East Mesa Mall, LLC - Superstition Springs Center	33.3%

Other Properties / Affiliated Companies:
Arrowhead Festival, LLC	5%
Camelback Colonnade Associates Limited Partnership	75%
Santan Festival, LLC	50%
Chandler Gateway Partners, LLC	50%
Chandler Village Center, LLC	50%
East Mesa Land, LLC	50%
Westlinc Associates - Hilton Village	50%
Jaren Associates #4	12.5%
Lee West, LLC	50%
Lee West II, LLC	50%
Promenade Associates, LLC	50%
Propcor Associates	25%
Propcor II Associates, LLC - Boulevard Shops	50%
Russ Lyon Realty / Westcor Venture I	50%
Scottsdale / 101 Associates, LLC	46%
Westcor / Gilbert, LLC	50%
Westcor / Goodyear, LLC	50%

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

On May 11, 2004, the Company, in a 50/50 joint venture with a private mall owner, acquired NorthPark Center, a 1.4 million square foot regional mall in Dallas, Texas.  The Company’s initial investment in the property was $30,005 which was funded by borrowings under the Company’s line of credit.  In addition, the Company assumed a pro rata share of debt of $86,499 and has committed to fund an additional $45,000.  The results of NorthPark Center are included for the period subsequent to its date of acquisition.

Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures and the Macerich Management Company.

COMBINED AND CONDENSED BALANCE SHEETS OF UNCONSOLIDATED JOINT VENTURES

	June 30, 2004	December 31, 2003

Assets:
Properties, net	$3,078,084	$2,961,855
Other assets	264,879	148,246
Total assets	$3,342,963	$3,110,101

Liabilities and partners’ capital:
Mortgage notes payable(1)	$2,364,889	$2,141,853
Other liabilities	93,030	102,516
Company’s capital (2)	446,360	412,988
Outside partners’ capital	438,684	452,744
Total liabilitites and partners’ capital	$3,342,963	$3,110,101

(1)       Certain joint ventures have debt that could become recourse debt to the Company, in excess of its pro rata share, should the joint venture be unable to discharge the obligations of the related debt. As of June 30, 2004 and December 31, 2003, a total of $49,715 and $37,410 could become recourse debt to the Company, respectively.

(2)       The Company’s investment in joint ventures is $162,678 and $164,920 more than the underlying equity as reflected in the joint ventures’ financial statements as of June 30, 2004 and December 31, 2003, respectively. This represents the difference between the cost of an investment and the book value of the underlying equity of the joint venture. The Company is amortizing this difference into income on a straight-line basis, consistent with the depreciable lives on property (See “Management’s Discussion and Analysis – Statement on Critical Accounting Policies”).

COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES

	Six Months Ended June 30, 2004
	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Westcor Joint Ventures	Other Joint Ventures	Total

Revenues:
Minimum rents	$44,931	$54,211	$44,091	$25,447	$168,680
Percentage rents	1,891	2,018	566	1,128	5,603
Tenant recoveries	23,077	21,418	19,147	11,275	74,917
Other	1,305	1,330	4,539	874	8,048

Total revenues	71,204	78,977	68,343	38,724	257,248

Expenses:
Shopping center and operating expenses	28,399	23,177	22,952	16,509	91,037
Interest expense	13,915	23,373	14,716	9,596	61,600
Depreciation and amortization	14,420	13,093	16,833	7,308	51,654
Total operating expenses	56,734	59,643	54,501	33,413	204,291

Gain on sale of assets	—	—	6,464	—	6,464
Net income	$14,470	$19,334	$20,306	$5,311	$59,421
Company’s equity in income of unconsolidated joint ventures	$7,235	$9,833	$8,364	$2,728	$28,160

COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES AND

THE MACERICH MANAGEMENT COMPANY

	Six Months Ended June 30, 2003
	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Westcor Joint Ventures	Other Joint Ventures	Macerich Management Company	Total

Revenues:
Minimum rents	$45,644	$52,764	$51,843	$11,064	—	$161,315
Percentage rents	1,949	1,806	395	568	—	4,718
Tenant recoveries	22,862	20,624	20,248	4,139	—	67,873
Management fee	—	—	—	—	$5,526	5,526
Other	1,435	1,032	1,552	436	370	4,825

Total revenues	71,890	76,226	74,038	16,207	5,896	244,257

Expenses:
Management Company expense	—	—	—	—	2,966	2,966
Shopping center and operating expenses	27,818	22,217	24,072	4,543	—	78,650
Interest expense	14,062	23,724	15,323	4,638	—	57,747
Depreciation and amortization	13,309	12,249	17,038	1,939	1,300	45,835
Total operating expenses	55,189	58,190	56,433	11,120	4,266	185,198

(Loss) gain on sale of assets	(463)	73	3,470	—	—	3,080
Net income	$16,238	$18,109	$21,075	$5,087	$1,630	$62,139

Company’s equity in income of unconsolidated joint ventures and the management company	$8,119	$9,236	$8,895	$1,809	$1,548	$29,607

COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES

	Three Months Ended June 30, 2004
	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Westcor Joint Ventures	Other Joint Ventures	Total

Revenues:
Minimum rents	$22,377	$27,325	$22,267	$14,517	$86,486
Percentage rents	498	823	445	745	2,511
Tenant recoveries	11,406	11,134	9,212	6,330	38,082
Other	551	698	991	567	2,807

Total revenues	34,832	39,980	32,915	22,159	129,886

Expenses:
Shopping center and operating expenses	13,962	12,217	11,441	10,652	48,272
Interest expense	6,993	11,631	7,369	4,922	30,915
Depreciation and amortization	7,402	6,709	8,459	3,683	26,253
Total operating expenses	28,357	30,557	27,269	19,257	105,440

Gain on sale of assets	—	—	1,348	—	1,348
Net income	$6,475	$9,423	$6,994	$2,902	$25,794
Company’s equity in income of unconsolidated joint ventures	$3,237	$4,793	$3,465	$1,815	$13,310

COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES AND

THE MACERICH MANAGEMENT COMPANY

	Three Months Ended June 30, 2003
	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Westcor Joint Ventures	Other Joint Ventures	Macerich Management Company	Total

Revenues:
Minimum rents	$23,091	$26,314	$24,155	$6,189	—	$79,749
Percentage rents	584	752	153	372	—	1,861
Tenant recoveries	11,735	10,993	9,535	2,266	—	34,529
Management fee	—	—	—	—	$2,806	2,806
Other	744	565	1,264	247	(7)	2,813

Total revenues	36,154	38,624	35,107	9,074	2,799	121,758

Expenses:
Management Company expense	—	—	—	—	872	872
Shopping center and operating expenses	13,638	11,467	11,646	2,506	—	39,257
Interest expense	6,707	11,838	7,400	2,666	—	28,611
Depreciation and amortization	6,668	6,192	7,872	1,094	658	22,484
Total operating expenses	27,013	29,497	26,918	6,266	1,530	91,224

(Loss) gain on sale of assets	(564)	73	2,677	—	—	2,186
Net income	$8,577	$9,200	$10,866	$2,808	$1,269	$32,720

Company’s equity in income of unconsolidated joint ventures and the management company	$4,288	$4,704	$3,905	$1,040	$1,204	$15,141

Significant accounting policies used by the unconsolidated joint ventures and the Macerich Management Company are similar to those used by the Company.

Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life (“NML”) of $145,935 and $148,419 as of June 30, 2004 and December 31, 2003, respectively.  NML is considered a related party because it is a joint venture partner with the Company in Macerich Northwestern Associates.  Interest expense incurred on these borrowings amounted to $4,923 and $5,059 for the six months ended June 30, 2004 and 2003, respectively; and $2,452 and $2,529 for the three months ended June 30, 2004 and 2003, respectively.

4.     Property:

Property is summarized as follows:

	June 30, 2004	December 31, 2003

Land	$576,036	$561,352
Building improvements	2,856,705	2,687,274
Tenant improvements	110,739	101,089
Equipment and furnishings	59,288	43,833
Construction in progress	158,179	268,811
	3,760,947	3,662,359

Less, accumulated depreciation	(524,426)	(475,634)

	$3,236,521	$3,186,725

On January 2, 2003, the Company sold its 67% interest in Paradise Village Gateway for approximately $29,400 and recorded a loss on sale of $0.2 million.  On May 15, 2003, the Company sold 49.9% of its partnership interest in the Village at Corte Madera for $65,868 which included the assumption of a proportionate share of debt in the amount of $34,709.  This sale resulted in the Company recording a gain on sale of $8,537.  On August 4, 2003, the Company sold Bristol Center for approximately $30,000 and recorded a gain on sale of $22,206.  On September 15, 2003, the Company acquired Northridge Mall in Salinas, California.  The total purchase price was $128,500 and was funded by the sale proceeds from Bristol Center and borrowings under the Company’s line of credit.  Total revenues for the period ending June 30, 2003 were $5,950.  Additionally, the Company has recorded a gain of $0.3 million on the sale of peripheral land for the six months ending June 30, 2004 and recorded a gain of $0.2 million for the six months ended June 30, 2003.

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

Total revenues for FlatIron Crossing for the period ending January 31, 2003 were $2,779.

5.     Deferred Charges And Other Assets:

Deferred charges and other assets are summarized as follows:

	June 30, 2004	December, 31 2003
Leasing	$80,137	$70,685
Financing	23,289	23,167
Intangibles resulting from SFAS 141 allocations
In-place lease values	106,588	106,139
Leasing commissions and legal costs	10,494	12,203
	220,508	212,194
Less, accumulated amortization	(72,235)	(53,281)
	148,273	158,913
Other assets	92,437	72,479
	$240,710	$231,392

6.  Mortgage Notes Payable:

Mortgage notes payable at June 30, 2004 and December 31, 2003 consist of the following:

	Carrying Amount of Notes (1)
	2004		2003
Property Pledged as Collateral	Other	Related Party	Other	Related Party	Interest Rate	Payment Terms		Maturity Date

Consolidated Centers:

Arizona Lifestyle Galleries (50%) (b)	—	—	$446	—	3.81%	$10	(a)		(c)
Borgata	$16,191	—	16,439	—	5.39%	115	(a)	2007
Capitola Mall	—	$44,732	—	$45,402	7.13%	380	(a)	2011
Carmel Plaza	27,595	—	27,762	—	8.18%	202	(a)	2009
Chandler Fashion Center	179,987	—	181,077	—	5.48%	1,043	(a)	2012
Chesterfield Towne Center	60,263	—	60,804	—	9.07%	548	(d)	2024
Citadel	66,784	—	67,626	—	7.20%	554	(a)	2008
Crossroads Mall - Boulder	—	—	—	33,016	7.08%	244	(a)		(e)
Flagstaff Mall	14,014	—	14,319	—	5.39%	121	(a)	2006
FlatIron Crossing	198,527	—	199,770	—	5.23%	1,102	(a)	2013
Fresno Fashion Fair	66,829	—	67,228	—	6.52%	437	(a)	2008
Greeley Mall (f)	29,634	—	29,878	—	6.18%	197	(a)	2013
La Encantada (g)	38,803	—	28,460	—	3.26%	interest only		2005
Northridge Mall (h)	85,000	—	—	—	3.49%	interest only		2009
Northwest Arkansas Mall	56,648	—	57,336	—	7.33%	434	(a)	2009
Pacific View	93,267	—	93,723	—	7.16%	648	(a)	2011
Panorama Mall	32,250	—	32,250	—	3.15%	87	(a)	2005
Paradise Valley Mall	79,705	—	80,515	—	5.39%	506	(a)	2007
Paradise Valley Mall	24,273	—	24,628	—	5.89%	183	(a)	2009
Prescott Gateway	40,919	—	40,753	—	3.46%	interest only			(i)
PVOP II (50%) (b)	981	—	1,536	—	5.85%	11	(a)	2009
Paradise Village Ground Leases (50%) (b)	3,798	—	3,864	—	5.39%	28	(a)	2006
Queens Center	95,415	—	96,020	—	6.88%	633	(a)	2009
Queens Center (j)	80,684	80,683	50,667	50,666	3.61%	interest only		2013
Rimrock Mall	44,825	—	45,071	—	7.45%	320	(a)	2011
Salisbury, Center at (k)	79,875	—	—	—	2.75%	interest only		2006
Santa Monica Place	82,377	—	82,779	—	7.70%	606	(a)	2010
South Plains Mall	61,755	—	62,120	—	8.22%	454	(a)	2009
South Towne Center	64,000	—	64,000	—	6.61%	interest only		2008
The Oaks (l)	108,000	—	108,000	—	2.30%	interest only		2005
Valley View Center	51,000	—	51,000	—	7.89%	interest only		2006
Village Center (50%) (b)	3,714	—	3,801	—	5.39%	31	(a)	2006
Village Crossroads (50%) (b)	2,403	—	2,453	—	4.81%	19	(a)	2005
Village Fair North (50%) (b)	5,985	—	6,055	—	5.89%	41	(a)	2008
Village Plaza	5,457	—	5,586	—	5.39%	47	(a)	2006
Village Square I & II	4,777	—	4,892	—	5.39%	41	(a)	2006
Vintage Faire Mall	67,494	—	67,873	—	7.89%	508	(a)	2010
Westbar	4,102	—	4,216	—	4.22%	35	(a)	2005
Westbar	—	—	7,380	—	4.22%	66	(a)		(m)
Westside Pavilion	96,800	—	97,387	—	6.67%	628	(a)	2008
Total - Consolidated Centers	$1,974,131	$125,415	$1,787,714	$129,084

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

The debt premiums as of June 30, 2004 and December 31, 2003 consist of the following:

	2004	2003

Borgata	$977	$1,124
Flagstaff Mall	451	593
Paradise Valley Mall	1,969	2,363
Paradise Valley Mall	1,417	1,564
Paradise Village Ground Leases(50%)(b)	107	138
PVOP II(50%)(b)	90	99
Village Plaza	361	438
Village Square I and II	147	194
Village Center(50%)(b)	122	157
Village Crossroads(50%)(b)	77	110
Village Fair North(50%)(b)	195	219
Westbar	—	33
Westbar	76	151
Total Consolidated Centers	$5,989	$7,183

(a)          This represents the monthly payment of principal and interest.

(b)                               As of June 30, 2004 and December 31, 2003, these properties are being held by the owners as tenants in common and the Company has a direct undivided 50% interest in these properties.

(c)                                This loan was paid off in full on March 24, 2004.

(d)                               This amount represents the monthly payment of principal and interest. In addition, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property’s gross receipts (as defined in the loan agreement) exceeds a base amount specified therein. Contingent interest expense recognized by the Company was $256 and $205 for the six months ended June 30, 2004 and 2003, respectively.  Contingent interest expense recognized by the Company was $123 and $65 for the three months ended June 30, 2004 and 2003, respectively.

(e)                                This note was issued at a discount. The discount was being amortized over the life of the loan using the effective interest method. At December 31, 2003, the unamortized discount was $231. This loan was paid off in full on February 3, 2004.  The Company recognized a $405 loss on early extinguishment of debt.

(f)                                   On August 7, 2003, the Company paid off the old loan and placed a new $30,000 ten-year fixed rate loan at an interest rate of 6.18%. The Company recognized a $126 loss on early extinguishment of the old debt in 2003.

(g)                               This represents a construction loan which shall not exceed $51,000 bearing interest at LIBOR plus 2.0%. At June 30, 2004 and December 31, 2003, the total interest rate was 3.26% and 3.18%, respectively.

(h)                               On June 30, 2004, the Company placed a new $85,000 loan maturing in 2009.  The loan floats at LIBOR plus 2.0% for six months and then converts to a fixed rate loan at 4.94%.  At June 30, 2004, the interest rate was 3.49%.

(i)                              This represented a construction loan which was not to exceed $46,300 and bore interest at LIBOR plus 2.25%. At June 30, 2004 and December 31, 2003, the total interest rate was 3.46% and 3.52%, respectively.  Effective February 18, 2004, the loan commitment was reduced to $44,320.  In July 2004, this construction loan matured and was replaced with a three-year loan plus two one-year extension options at LIBOR  plus 1.65%.

(j)                                   This represents a $225,000 construction loan bearing interest at LIBOR plus 2.50%. The loan converts to a permanent fixed rate loan at 7%, subject to certain conditions including completion and stabilization of the expansion and redevelopment project. As of June 30, 2004 and December 31, 2003, the total interest rate was 3.61% and 3.62%, respectively. NML is the lender for 50% of the construction loan. The funds advanced by NML is considered related party debt as they are a joint venture partner with the Company in Macerich Northwestern Associates.

(k)                               This floating rate loan was issued on February 18, 2004.  The loan bears interest at LIBOR plus 1.375% and matures February 20, 2006 with a one-year extension option.  At June 30, 2004, the total interest rate was 2.75%.

(l)                                  Concurrent with the acquisition of the mall, the Company placed a $108,000 loan bearing interest at LIBOR plus 1.15% and maturing July 1, 2004 with three consecutive one year options. $92,000 of the loan is at LIBOR plus 0.7% and $16,000 is at LIBOR plus 3.75%. In July 2004, the Company extended the loan maturity to July 2005. This variable rate debt is covered by an interest rate cap agreement over the loan term which effectively prevents the LIBOR interest rate from exceeding 7.10%. At June 30, 2004 and December 31, 2003, the total weighted average interest rate was 2.30% and 2.32%, respectively.

(m)                             This entire loan was paid off in full on February 10, 2004.

Certain mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

Total interest expense capitalized during the six and three months ended June 30, 2004 was $6,950 and $2,915, respectively.  Total interest expense capitalized during the six and three months ended June 30, 2003, was $5,583 and $2,922, respectively.

The fair value of mortgage notes payable is estimated to be approximately $2,221,295 and $2,020,687, at June 30, 2004 and December 31, 2003, respectively, based on current interest rates for comparable loans.

7.              Bank and Other Notes Payable:

The Company has a $425,000 revolving line of credit.  This revolving line of credit has a three-year term through July 26, 2005 with a one-year extension option.  The interest rate fluctuates from LIBOR plus 1.75% to LIBOR plus 3.00% depending on the Company’s overall leverage level with the rate at June 30, 2004 being LIBOR plus 2.50%. As of June 30, 2004 and December 31, 2003, $319,000 of borrowings were outstanding under this credit facility at an average interest rate of 3.85% and 3.69%, respectively.  On July 30, 2004, the Company amended and expanded the revolving line of credit to $1,000,000 and extended the maturity to July 30, 2007 plus a one-year extension.  The interest rate has been reduced to 1.50% over LIBOR based on the Company’s current leverage level.

On July 26, 2002, the Company placed a $250,000 term loan with a maturity of up to three years with two one-year extension options and an interest rate ranging from LIBOR plus 2.75% to LIBOR plus 3.00% depending on the Company’s overall leverage level.  At June 30, 2004 and December 31, 2003, $196,800 of the term loan was outstanding at an interest rate of 3.92% and 3.95%, respectively.  On July 30, 2004, the entire term loan was paid off in full from the Company’s amended and expanded line of credit.

On May 13, 2003, the Company issued $250,000 in unsecured notes maturing in May 2007 with a one-year extension option bearing interest at LIBOR plus 2.50%.  The proceeds were used to pay down and create more availability under the Company’s line of credit.  At June 30, 2004 and December 31, 2003, $250,000 was outstanding at an interest rate of 4.45%. In October 2003, the Company entered into an interest rate swap agreement which effectively fixed the interest rate at 4.45% from November 2003 to October 13, 2005.

The Company reclassified $660 for the six months ending June 30, 2004 and 2003 related to treasury rate lock transactions settled in prior years from accumulated other comprehensive income to earnings for the six months ended June 30, 2004 and 2003.  Additionally, the Company recorded other comprehensive income of $2,050 and $410 related to the mark to market of interest rate swap agreements for the six months ended June 30, 2004 and 2003, respectively.

Additionally, as of June 30, 2004, the Company has contingent obligations of $6,934 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers.  The Company does not believe that these letters of credit will result in a liability to the Company.

8.              Related-Party Transactions:

The Company engaged MMC and certain of the Westcor Management Companies to manage the operations of certain properties and unconsolidated joint ventures.  For the six months ending June 30, 2004 and 2003, management fees of $4,614 and $3,950 respectively, were paid to MMC by the joint ventures.  For the three months ending June 30, 2004 and 2003, management fees of $2,335 and $2,038 respectively, were paid to MMC by the joint ventures.  For the six months ending June 30, 2004 and 2003, management fees of $2,449 and $2,985, respectively, for the unconsolidated entities, were paid to the Westcor Management Companies by the joint ventures.  For the three months ending June 30, 2004 and 2003, management fees of $1,238 and $1,700, respectively, for the unconsolidated entities, were paid to the Westcor Management Companies by the joint ventures.

Certain mortgage notes are held by one of the Company’s joint venture partners.  Interest expense in connection with these notes was $2,535 and $2,831 for the six months ended June 30, 2004 and 2003, respectively.  Interest expense in connection with these notes was $1,403 and $1,416 for the three months ended June 30, 2004 and 2003, respectively.  Included in accounts payable and accrued expenses is interest payable to these partners of $131 and $232 at June 30, 2004 and December 31, 2003, respectively.

As of June 30, 2004 and December 31, 2003, the Company has loans to unconsolidated joint ventures of $25,709 and $29,237, respectively.  These loans represent initial funds advanced to development stage projects prior to construction loan fundings.

Certain Company officers and affiliates have guaranteed mortgages of $21,750 at one of the Company’s joint venture properties.

9.              Commitments and Contingencies:

The Company has certain properties subject to noncancellable operating ground leases.  The leases expire at various times through 2098, subject in some cases to options to extend the terms of the lease.  Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined.  Ground rent expenses, net of amounts capitalized, were $303 and $752 for the six months ended June 30, 2004 and 2003, respectively.  Ground rent expenses, net of amounts capitalized, were $184 and $394 for the three months ended June 30, 2004 and 2003, respectively.  No contingent rent was incurred in either period.

The Company is currently redeveloping Queens Center.  Total costs are expected to be between $250,000 and $275,000, of which the Company has already incurred $230,954 and $174,915 as of June 30, 2004 and December 31, 2003, respectively.

Perchloroethylene (“PCE”) has been detected in soil and groundwater in the vicinity of a dry cleaning establishment at North Valley Plaza, formerly owned by a joint venture of which the Company was a 50% member.  The property was sold on December 18, 1997.  The California Department of Toxic Substances Control (“DTSC”) advised the Company in 1995 that very low levels of Dichloroethylene (“1,2 DCE”), a degradation byproduct of PCE, had been detected in a municipal water well located 1/4 mile west of the dry cleaners, and that the dry cleaning facility may have contributed to the introduction of 1,2 DCE into the water well.  According to DTSC, the maximum contaminant level (“MCL”) for 1,2 DCE which is permitted in drinking water is 6 parts per billion (“ppb”).  The 1,2 DCE was detected in the water well at a concentration of 1.2 ppb, which is below the MCL.  The Company has retained an environmental consultant and has initiated extensive testing of the site.  The joint venture agreed (between itself and the buyer) that it would be responsible for continuing to pursue the investigation and remediation of impacted soil and groundwater resulting from releases of PCE from the former dry cleaner.  Approximately $21 and $67 have already been incurred by the joint venture for remediation, professional and legal fees for the six months ending June 30, 2004 and 2003, respectively.  The joint venture has been sharing costs with former owners of the property.  An additional $172 remains reserved at June 30, 2004.

The Company acquired Fresno Fashion Fair in December 1996.  Asbestos was detected in structural fireproofing throughout much of the Center.  Testing data conducted by professional environmental consulting firms indicates that the fireproofing is largely inaccessible to building occupants and is well adhered to the structural members.  Additionally, airborne concentrations of asbestos were well within OSHA’s permissible exposure limit (“PEL”) of .1 fcc.  The accounting at acquisition included a reserve of $3,300 to cover future removal of this asbestos, as necessary.  The Center was recently renovated and a substantial amount of the asbestos was removed.  An additional $707 remains reserved at June 30, 2004.

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

11.       Subsequent Events:

On July 30, 2004, a dividend/distribution of $0.61 per share was declared for common stockholders and OP unit holders of record on August 20, 2004.  In addition, the Company declared a dividend of $0.61 on the Company’s Series A Preferred Stock.  All dividends/distributions will be payable on September 10, 2004.

On July 1, 2004, the Company acquired the Mall of Victor Valley in Victorville, California and on July 20, 2004, the Company acquired La Cumbre Plaza in Santa Barbara, California.  The Mall of Victor Valley is a 507,000 square foot regional mall and La Cumbre Plaza is a 494,000 square foot regional mall.  The combined total purchase price was $151,300.  The purchase price for the Mall of Victor Valley included the assumption of an existing fixed rate loan of $54,000 at 5.25% maturing in March, 2008.  Concurrent with the closing of La Cumbre Plaza, a $30,000 floating rate loan was placed on the property with an initial interest rate of 2.29%.  The balance of the purchase price was paid in cash and borrowings from the Company’s revolving line of credit.

On July 30, 2004, the Company amended and expanded its $425,000 revolving line of credit to $1,000,000 and reduced the interest rate, based on the Company’s current leverage level, from LIBOR plus 2.50% to LIBOR plus 1.50%.  Concurrent with this transaction, the Company paid down in full a $196,800 term loan.

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

Deferred lease costs	1-15 years
Deferred financing costs	1-15 years
In-place lease values	Remaining lease term plus an estimate for renewal (weighted average 17 years	)
Leasing commissions and legal costs	5 years

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

Asset/Property	Maximum amount of debt principal that could be recourse to the Company (Dollars in Thousands)	Maturity Date

Boulevard Shops	$10,631	1/1/2005
Chandler Village Center	$7,990	12/19/2006
Scottsdale 101	31,094	5/1/2006

Total	$49,715

The above amounts increased by $12,305 from December 31, 2003.

Additionally, as of June 30, 2004, the Company has certain obligations of $6,934 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

Long-term contractual obligations:

The following is a schedule of long-term contractual obligations (as of June 30, 2004) for the consolidated Centers over the periods in which they are expected to be paid:

	Payment Due by Period
Contractual Obligations (Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than five years
Long-term debt obligations	$2,865,346	$56,795	$914,860	$672,554	$1,221,137
Operating lease obligations	161,466	1,270	2,540	2,540	155,116
Purchase obligations	20,875	20,875	—	—	—
Other long-term liabilities	153,324	153,324	—	—	—
Total	$3,201,011	$232,264	$917,400	$675,094	$1,376,253

During the six months ending June 30, 2004, there have been no material changes outside the ordinary course of business in the above specified obligations since the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The following table reflects the Company’s acquisitions in 2003 and for the six months ending June 30, 2004.

Property/Entity	Date Acquired	Location
2003 Acquisitions:
FlatIron Crossing	January 31, 2003	Broomfield, Colorado
Northridge Mall	September 15, 2003	Salinas, California
Biltmore Fashion Park	December 18, 2003	Phoenix, Arizona

2004 Acquisitions:
Inland Center	January 30, 2004	San Bernardino, California
NorthPark Center	May 11, 2004	Dallas, Texas

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

On May 11, 2004, the Company, in a 50/50 joint venture with a private mall owner, acquired NorthPark Center, a 1.4 million square foot regional mall in Dallas, Texas.  The Company’s initial investment in the property was $30,005 which was funded by borrowings under the Company’s line of credit.  In addition, the Company assumed a prorata share of debt of $86,499 and has committed to fund an additional $45,000.  The results of NorthPark Center are included for the period subsequent to its date of acquisition.

Biltmore Fashion Park, Inland Center and NorthPark Center are joint ventures and these properties are reflected using the equity method of accounting. The results of these acquisitions are reflected in the consolidated results of operations of the Company in the income statement line item entitled “Equity in income of unconsolidated joint ventures and the management company.”

Many of the variations in the results of operations, discussed below, occurred due to the transactions described above including the acquisition of the 2003 Acquisition Center. Biltmore Fashion Park, Inland Center and NorthPark Center are referred to herein as the “Joint Venture Acquisition Centers.”  Crossroads Mall-Boulder, Parklane Mall and Queens Center are currently under redevelopment and are referred to herein as the “Redevelopment Centers.” La Encantada and Scottsdale 101 are currently under development and are referred herein as the “Development Properties.”  Scottsdale 101 is a joint venture and the results are reflected using the equity method of accounting.  All other Centers, excluding the Redevelopment Centers, the Development Properties, the Village at Corte Madera, FlatIron Crossing, the 2003 Acquisition Center and the Joint Venture Acquisition Centers, are referred to herein as the “Same Centers,” unless the context otherwise requires.

Revenues include rents attributable to the accounting practice of straight-lining of rents which requires rent to be recognized each year in an amount equal to the average rent over the term of the lease, including fixed rent increases over that period. The amount of straight-lined rents, included in consolidated revenues, recognized in 2004 was $0.7 million compared to $1.3 million in 2003.  Additionally, the Company recognized through equity in income of unconsolidated joint ventures, $0.6 million as its pro rata share of straight-lined rents from joint ventures in 2004 compared to $1.1 million in 2003. These variances resulted from the Company structuring the majority of its new leases using an annual multiple of CPI increases, which generally do not require straight-lining treatment.  Currently, 29% of the mall and freestanding leases contain provisions for CPI rent increases periodically throughout the term of the lease. The Company believes that using an annual multiple of CPI increases, rather than fixed contractual rent increases, results in revenue recognition that more closely matches the cash revenue from each lease and will provide more consistent rent growth throughout the term of the leases.

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

Joint Venture Centers:  The Company indirectly owns partial interests in 42 Joint Venture Centers as well as fee title to a site that is ground leased to the entity that owns a Joint Venture Center and several development sites. The Company may also acquire partial interests in additional properties through joint venture arrangements. Investments in Joint Venture Centers involve risks different from those of investments in wholly-owned Centers. The Company may have fiduciary responsibilities to its partners that could affect decisions concerning the Joint Venture Centers. In certain cases, third parties share with the Company or have (with respect to one Joint Venture Center) control of major decisions relating to the Joint Venture Centers, including decisions with respect to sales, financings and the timing and amount of additional capital contributions, as well as decisions that could have an adverse impact on the Company’s REIT status. In addition, some of the Company’s outside partners control the day-to-day operations of eight Joint Venture Centers. The Company therefore does not control cash distributions from these Centers and the lack of cash distributions from these Centers could jeopardize the Company’s ability to maintain its qualification as a REIT.

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

Comparison of Six Months Ended June 30, 2004 and 2003

Revenues

Minimum and percentage rents increased by 10% to $160.7 million in 2004 from $146.0 million in 2003. Approximately $4.4 million of the increase relates to the Same Centers, $2.6 million of the increase relates to the Company acquiring 50% of its joint venture partner’s interest in FlatIron Crossing, $4.5 million relates to the 2003 Acquisition Center and $4.8 million relates to Queens Center and La Encantada where phases of the developments have been completed.  Additionally, these increases in minimum and percentage rents are offset by decreasing revenues of $3.5 million related to the Company’s sale of 49.9% of its partnership interest in the Village at Corte Madera.

During 2001, the Company adopted SFAS 141. (See “Statement on Critical Accounting Policies”). The amortization of below market leases, which is recorded in minimum rents, increased to $3.8 million in 2004 from $1.6 million in 2003. The increase is primarily due to the 2003 Acquisition Center and the Company acquiring 50% of its joint venture partner’s interest in FlatIron Crossing.

Tenant recoveries increased to $82.8 million in 2004 from $76.3 in 2003. Approximately $2.0 million relates to the Same Centers, $2.0 million relates to the Company acquiring 50% of its joint venture partner’s interest in FlatIron Crossing, $1.0 million relates to Queens Center and La Encantada and $3.0 million relates to the 2003 Acquisition Center. This is offset by a $1.5 million decrease relating to the Company’s sale of 49.9% partnership interest in the Village at Corte Madera.

Comparison of Six Months Ended June 30, 2004 and 2003

Expenses

Shopping center and operating expenses increased to $90.4 million in 2004 compared to $81.6 million in 2003. The increase is a result of $2.9 million related to the 2003 Acquisition Center, $1.7 million represents increased property taxes, insurance and other recoverable and non-recoverable expenses at the Same Centers, $2.5 million related to Queens Center and La Encantada, $1.5 million related to the Company acquiring 50% of its joint venture partner’s interest in FlatIron Crossing and $1.5 million related to consolidating Macerich Management Company effective July 1, 2003, in accordance with FIN 46. (See “New Pronouncements Issued”). Prior to July 1, 2003, the Macerich Management Company was accounted for using the equity method of accounting.  This is offset by a $1.3 million decrease related to the Company’s sale of 49.9% of its partnership interest in the Village at Corte Madera

REIT General and Administrative Expenses

REIT general and administrative expenses increased to $5.3 million in 2004 from $5.1 million in 2003, primarily due to increases in professional services, travel expenses and stock-based compensation expense.

Depreciation and Amortization

Depreciation and amortization increased to $69.6 million in 2004 from $48.1 million in 2003. Approximately $1.8 million relates to the 2003 Acquisition Center, $1.9 million relates to consolidating Macerich Management Company effective July 1, 2003 and $2.9 million relates to Queens Center and La Encantada.  As a result of SFAS 141, an additional $12.8 million of depreciation and amortization was recorded for the six months ending June 30, 2004 compared to the same period in 2003 due to the reclassification of the purchase price of 2002 and 2003 acquisitions between buildings and into the value of in-place leases, tenant improvements and lease commissions. This is offset by a $1.1 million decrease relating to the sale of 49.9% of the partnership interest in the Village at Corte Madera.

Interest Expense

Interest expense increased to $68.1 million in 2004 from $67.0 million in 2003. Approximately $1.3 million relating to the Company acquiring 50% of its joint venture partner’s interest in FlatIron Crossing and $3.8 million is related to the $250.0 million of unsecured notes issued on May 13, 2003.  These increases are offset by $2.0 million, which relates to the Company’s sale of 49.9% of its partnership interest in the Village at Corte Madera.  Capitalized interest was $6.9 million in 2004, up from $5.6 million in 2003.

Minority Interest

The minority interest represents the 19.56% weighted average interest of the Operating Partnership by the Company during 2004. This compares to 20.95% not owned by the Company during 2003.

Equity in Income from Unconsolidated Joint Ventures and Macerich Management Company

The income from unconsolidated joint ventures and the Macerich Management Company was $28.2 million for 2004, compared to income of $29.6 million in 2003. This decrease is primarily due to consolidating Macerich Management Company effective July 1, 2003 in accordance with FIN 46.  Prior to July 1, 2003, the Macerich Management Company was accounted for using the equity method of accounting.

Loss on Early Extinguishment of Debt

In 2004, the Company recorded a loss from early extinguishment of debt of $0.4 million related to the payoff of a loan at one of the Redevelopment Centers.

Gain on Sale of Assets

A gain of $11.7 million in 2003 represents primarily the Company’s sale of 49.9% of its partnership interest in the Village at Corte Madera on May 15, 2003.  In 2004, a gain of $0.8 million was recorded relating to land sales.

Net Income Available to Common Stockholders

Primarily as a result of the purchase of the 2003 Acquisition Center, the sale of 49.9% of the partnership interest in the Village at Corte Madera, the Company acquiring 50% of its joint venture partner’s interest in FlatIron Crossing, the change in depreciation expense due to SFAS 141, Queens Center and La Encantada and the foregoing results, net income available to common stockholders decreased to $35.2 million in 2004 from $48.0 million in 2003.

Operating Activities

Cash flow from operations was $81.6 million in 2004 compared to $94.8 million in 2003. The decrease is primarily due to a decrease of $18.4 million relating to amounts due from affiliates, which is a result of consolidating Macerich Management Company effective July 1, 2003 and the foregoing results at the Centers as mentioned above.

Investing Activities

Cash used in investing activities was $137.4 million in 2004 compared to cash used in investing activities of $61.0 million in 2003. The change resulted primarily from the $55.3 million increase in development, redevelopment and expansion of Centers primarily due to the Queens Center expansion which is offset by the Company’s purchase of its joint venture partner’s 50% interest in FlatIron Crossing on January 31, 2003.

Financing Activities

Cash flow provided by financing activities was $101.9 million in 2004 compared to cash flow used in financing activities of $7.7 million in 2003. The 2004 increase compared to 2003 resulted primarily from $108.5 million of additional funding relating to Queens construction loan and the $85,000 Northridge loan which is offset by the Company acquiring 50% of its joint venture partner’s interest in FlatIron Crossing in January 2003, the $32.3 million funding of the Panorama loan in the first quarter of 2003 and increased dividends being paid in 2004 compared to 2003.

Funds From Operations

Primarily as a result of the factors mentioned above, Funds from Operations—Diluted increased 7.6% to $136.7 million in 2004 from $127.0 million in 2003. For the reconciliation of FFO and FFO-diluted to net income available to common stockholders, see “Funds from Operations.”

Comparison of Three Months Ended June 30, 2004 and 2003

Revenues

Minimum and percentage rents increased by 12.7% to $82.5 million in 2004 from $73.2 million in 2003. Approximately $2.8 million of the increase relates to the Same Centers, $2.2 million relates to the 2003 Acquisition Center and $4.3 million relates to Queens Center and La Encantada where phases of the developments have been completed.  Additionally, these increases in minimum and percentage rents are offset by decreasing revenues of $1.2 million related to the Company’s sale of 49.9% of its partnership interest in the Village at Corte Madera.

During 2001, the Company adopted SFAS 141. (See “Statement on Critical Accounting Policies”). The amortization of below market leases, which is recorded in minimum rents, increased to $1.7 million in 2004 from $1.0 million in 2003. The increase is primarily due to the 2003 Acquisition Center and the Company acquiring 50% of its joint venture partner’s interest in FlatIron Crossing.

Tenant recoveries increased to $41.5 million in 2004 from $39.4 in 2003. Approximately $0.6 million relates to the Same Centers, $0.5 million relates to Queens Center and La Encantada and $1.5 million relates to the 2003 Acquisition Center. This is offset by a $0.5 million decrease relating to the Company’s sale of 49.9% partnership interest in the Village at Corte Madera.

Expenses

Shopping center and operating expenses increased to $47.5 million in 2004 compared to $42.6 million in 2003. The increase is a result of $1.4 million related to the 2003 Acquisition Center, $1.5 million represents increased property taxes, insurance and other recoverable and non-recoverable expenses at the Same Centers and $2.0 million relates to Queens Center and La Encantada.  This is offset by a $0.5 million decrease related to the Company’s sale of 49.9% of its partnership interest in the Village at Corte Madera

REIT General and Administrative Expenses

REIT general and administrative expenses decreased to $2.3 million in 2004 from $2.7 million in 2003, primarily due to decreases in stock-based compensation expense.

Depreciation and Amortization

Depreciation and amortization increased to $35.3 million in 2004 from $24.4 million in 2003. Approximately $0.9 million relates to the 2003 Acquisition Center, $1.1 million relates to consolidating Macerich Management Company effective July 1, 2003 and $2.3 million relates to Queens Center and La Encantada.  As a result of SFAS 141, an additional $5.5 million of depreciation and amortization was recorded for the three months ending June 30, 2004 compared to the same period in 2003 due to the reclassification of the purchase price of 2002 and 2003 acquisitions between buildings and into the value of in-place leases, tenant improvements and lease commissions. This is offset by a $0.3 million decrease relating to the sale of 49.9% of the partnership interest in the Village at Corte Madera.

Interest Expense

Interest expense increased to $34.8 million in 2004 from $33.0 million in 2003. Approximately $1.2 million is related to the $250.0 million of unsecured notes issued on May 13, 2003.  Capitalized interest was $2.9 million in 2004 and in 2003.

Minority Interest

The minority interest represents the 19.54% weighted average interest of the Operating Partnership by the Company during 2004. This compares to 20.94% not owned by the Company during 2003.

Equity in Income from Unconsolidated Joint Ventures and Macerich Management Company

The income from unconsolidated joint ventures and the Macerich Management Company was $13.3 million for 2004, compared to income of $15.1 million in 2003. This decrease is primarily due to consolidating Macerich Management Company effective July 1, 2003 in accordance with FIN 46.  Prior to July 1, 2003, the Macerich Management Company was accounted for using the equity method of accounting.

Gain on Sale of Assets

A gain of $11.6 million in 2003 represents primarily the Company’s sale of 49.9% of its partnership interest in the Village at Corte Madera on May 15, 2003.  In 2004, a gain of $0.8 million was recorded relating to land sales.

Net Income Available to Common Stockholders

Primarily as a result of the purchase of the 2003 Acquisition Center, the sale of 49.9% of the partnership interest in the Village at Corte Madera, the change in depreciation expense due to SFAS 141, Queens Center and La Encantada and the foregoing results, net income available to common stockholders decreased to $17.1 million in 2004 from $28.6 million in 2003.

Funds From Operations

Primarily as a result of the factors mentioned above, Funds from Operations—Diluted increased 6.6% to $68.0 million in 2004 from $63.8 million in 2003. For the reconciliation of FFO and FFO-diluted to net income available to common stockholders, see “Funds from Operations.”

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

(Dollars in Millions)	2004	2003
Acquisitions of property and equipment	$40.9	$9.3
Development, redevelopment and expansion of Centers	84.7	73.1
Renovations of Centers	16.7	5.5
Tenant allowances	5.8	3.9
Deferred leasing charges	9.6	9.0
Total	$157.7	$100.8

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

The Company’s total outstanding loan indebtedness at June 30, 2004 was $4.0 billion (including its pro rata share of joint venture debt). This equated to a debt to Total Market Capitalization (defined as total debt of the Company, including its pro rata share of joint venture debt, plus aggregate market value of outstanding shares of common stock, assuming full conversion of OP Units and preferred stock into common stock) ratio of approximately 52.36% at June 30, 2004. The majority of the Company’s debt consists of fixed-rate conventional mortgages payable collateralized by individual properties.

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

Liquidity and Capital Resources, Continued:

The Company has a $425,000 revolving line of credit.  This revolving line of credit has a three-year term through July 26, 2005 with a one-year extension option.  The interest rate fluctuates from LIBOR plus 1.75% to LIBOR plus 3.00% depending on the Company’s overall leverage level with the rate at June 30, 2004 being LIBOR plus 2.50%. As of June 30, 2004 and December 31, 2003, $319,000 of borrowings were outstanding under this credit facility at an average interest rate of 3.85% and 3.69%, respectively.  On July 30, 2004, the Company amended and expanded the revolving line of credit to $1,000,000 and extended the maturity to July 30, 2007 plus a one-year extension.  The interest rate has been reduced to 1.50% over LIBOR based on the Company’s current leverage level.

On May 13, 2003, the Company issued $250.0 million in unsecured notes maturing in May 2007 with a one-year extension option bearing interest at LIBOR plus 2.50%. The proceeds were used to pay down and create more availability under the Company’s line of credit. At June 30, 2004 and December 31, 2003, the entire $250.0 million of notes were outstanding at an interest rate of 4.45%. In October 2003, the Company entered into an interest rate swap agreement which effectively fixed the interest rate at 4.45% from November 2003 to October 13, 2005.

At June 30, 2004, the Company had cash and cash equivalents available of $93.4 million.

Funds From Operations

The Company uses Funds from Operations (“FFO”) in addition to net income to report its operating and financial results and considers FFO and FFO-diluted as supplemental measures for the real estate industry and a supplement to Generally Accepted Accounting Principles (“GAAP”) measures. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from extraordinary items and sales of depreciated operating properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. FFO and FFO on a fully diluted basis are useful to investors in comparing operating and financial results between periods. This is especially true since FFO excludes real estate depreciation and amortization, as the Company believes real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time. FFO on a fully diluted basis is one of the measures investors find most useful in measuring the dilutive impact of outstanding convertible securities. FFO does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net income as defined by GAAP and is not indicative of cash available to fund all cash flow needs. FFO, as presented, may not be comparable to similarly titled measures reported by other real estate investment trusts. The reconciliation of FFO and FFO-diluted to net income available to common stockholders is provided below.

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

The inclusion of gains (losses) on sales of peripheral land included in FFO for the six and three months ended June 30, 2004 were $2.4 million (including $2.1 million from joint ventures at pro rata) and $1.0 million (including $0.7 million from joint ventures at pro rata), respectively.  The inclusion of gains (losses) on sales of peripheral land included in FFO for the six and three months ended June 30, 2003 were $0.6 million (including $0.4 million from joint ventures at pro rata) and $0.1 million (including $0.04 million from joint ventures at pro rata), respectively.

The Company’s losses on debt-related transactions for the six and three months ended June 30, 2004 was $0.4 million.  There were no losses from debt-related transactions in 2003.

Funds From Operations, Continued:

The following reconciles net income available to common stockholders to FFO and FFO-diluted for the six months ending June 30,:

(amounts in thousands)

	2004		2003
	Shares	Amount	Shares	Amount
Net income-available to common stockholders		$35,229		$47,999
Adjustments to reconcile net income to FFO-basic:
Minority interest		8,470		12,699
(Gain) loss on sale or write-down of wholly-owned assets		(1,094)		(11,553)
Add: Gain on land sales-consolidated assets		334		155
(Gain) loss on sale or write-down of assets from unconsolidated entities (pro rata)		(2,083)		(202)
Add: Gain (loss) on land sales-pro rata unconsolidated entities		2,083		433
Depreciation and amortization on wholly-owned centers		69,612		48,489
Depreciation and amortization on joint ventures and from the management company (pro rata)		25,133		22,940
Less: depreciation on personal property and amortization of loan costs and interest rate caps		(5,378)		(4,303)
FFO—basic(1)	72,569	132,306	65,446	116,657
Additional adjustments to arrive at FFO-diluted:
Impact of convertible preferred stock	3,629	4,425	9,115	10,391
Impact of stock options using the treasury method	397	—	469	—
Impact of restricted stock using the treasury method	(n/a antidilutive)		(n/a antidilutive)

FFO—diluted(2)	76,595	$136,731	75,030	$127,048

The following reconciles net income available to common stockholders to FFO and FFO-diluted for the three months ending June 30,:

(amounts in thousands)

	2004		2003
	Shares	Amount	Shares	Amount
Net income-available to common stockholders		$17,113		$28,574
Adjustments to reconcile net income to FFO-basic:
Minority interest		4,070		7,554
(Gain) loss on sale or write-down of wholly-owned assets		(1,068)		(11,591)
Add: Gain on land sales-consolidated assets		334		27
(Gain) loss on sale or write-down of assets from unconsolidated entities (pro rata)		(668)		244
Add: Gain (loss) on land sales-pro rata unconsolidated entities		668		38
Depreciation and amortization on wholly-owned centers		35,311		24,575
Depreciation and amortization on joint ventures and from the management company (pro rata)		12,775		11,282
Less: depreciation on personal property and amortization of loan costs and interest rate caps		(2,699)		(2,137)
FFO-basic(1)	72,827	65,836	65,586	58,566
Additional adjustments to arrive at FFO-diluted:
Impact of convertible preferred stock	3,628	2,213	9,115	5,195
Impact of stock options using the treasury method	375	—	502	—
Impact of restricted stock using the treasury method	(n/a antidilutive)		(n/a antidilutive)

FFO-diluted(2)	76,830	$68,049	75,203	$63,761

(1)                               Calculated based upon basic net income as adjusted to reach basic FFO. As of June 30, 2004 and 2003, 14.2 million and 13.7 million of OP Units and Westcor partnership units were outstanding, respectively.

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

Included in minimum rents were rents attributable to the accounting practice of straight-lining of rents. The amount of straight-lining of rents, including the Company’s pro rata share from joint ventures, that impacted minimum rents was $1.3 million and $0.7 million for the six and three months ending June 30, 2004, respectively; and $2.3 million and $1.2 million for the six and three months ending June 30, 2003, respectively.  The decrease in straight-lining of rents in 2004 compared to 2003 is related to the Company structuring its new leases using rent increases tied to the change in CPI rather than using contractually fixed rent increases.

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

The following table sets forth information as of June 30, 2004 concerning the Company’s long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (“FV”):

(dollars in thousands)

	For the Years Ended December 31,
	2004	2005	2006	2007	2008	Thereafter	Total	FV
Consolidated Centers:
Long term debt:
Fixed rate	$15,877	$32,985	$107,147	$115,852	$306,702	$1,059,768	$1,638,331	$1,760,081
Average interest rate	6.56%	6.57%	6.55%	6.63%	6.61%	6.60%	6.56%	—
Variable rate	40,918	694,853	79,875	250,000	—	161,369	1,227,015	1,227,015
Average interest rate	3.52%	3.50%	2.75%	4.45%	—	3.61%	3.70%	—
Total debt-Consolidated Centers	$56,795	$727,838	$187,022	$365,852	$306,702	$1,221,137	$2,865,346	$2,987,096
Joint Venture Centers: (at Company’s pro rata share:)
Fixed rate	$9,760	$94,271	$273,271	$127,902	$64,642	$397,643	$967,489	$1,046,900
Average interest rate	6.44%	6.40%	6.37%	6.63%	6.75%	6.90%	6.53%	—
Variable rate	9,204	14,249	166,560	—	—	—	190,013	190,013
Average interest rate	2.30%	3.04%	1.85%	—	—	—	1.98%	—
Total debt - Joint Ventures	$18,964	$108,520	$439,831	$127,902	$64,642	$397,643	$1,157,502	$1,236,913

The consolidated Centers’ total fixed rate debt increased from $1,606,003 at December 31, 2003 to $1,638,331 at June 30, 2004. The average interest rate at December 31, 2003 was 6.65% compared to 6.56% at June 30, 2004.

The consolidated Centers’ total variable rate debt increased from $1,076,596 at December 31, 2003 to $1,227,015 at June 30, 2004. The average interest rate at December 31, 2003 and June 30, 2004 was 3.55% and 3.70%, respectively.

The Company’s pro rata share of the Joint Venture Centers’ fixed rate debt at December 31, 2003 and June 30, 2004 was $861,883 and $967,489, respectively. The average interest rate increased from 6.40% in 2003 to 6.53% in 2004. The Company’s pro rata share of the Joint Venture Centers’ variable rate debt at December 31, 2003 and June 30, 2004 was $184,159 and $190,013, respectively. The average interest rate increased from 1.88% in 2003 to 1.98% in 2004.

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

The $250.0 million variable rate debt maturing in 2007 has an interest rate swap agreement which effectively fixed the interest rate at 4.45% from November 2003 to October 13, 2005. This swap has been designated as a hedge in accordance with SFAS No. 133.  The fair value of this swap agreement at June 30, 2004 was $1.9 million.

The Company has an interest rate cap with a notional amount of $92,000 on their $108,000 loan on The Oaks. This interest rate cap prevents the LIBOR interest rate from exceeding 7.10%.  The fair value of this cap agreement at June 30, 2004 was zero.

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

In addition, the Company has assessed the market risk for its variable rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $11.7 million per year based on $1.2 billion outstanding of variable rate debt, excluding the $250.0 million of debt maturing in 2007, at June 30, 2004.

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

None

Item 3                Defaults Upon Senior Securities

None

Item 4                Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Annual Meeting held on May 28, 2004:

A.                                   The following three persons were elected as directors of the Company to serve until the annual meeting of stockholders in 2007 and until their respective successors are duly elected and qualify:

	For	Authority Withheld
Edward C. Coppola	32,923,372	20,883,124
Fred S. Hubbell	49,318,226	4,488,270
Dr. William P. Sexton	46,893,320	6,913,176

The following person was elected as director of the Company to serve until the annual meeting of stockholders in 2005 and until her successor is duly elected and qualifies:

	For	Authority Withheld
Diana M. Laing	46,960,072	6,846,424

B.                                     The ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2004.

Votes
For:	47,053,492
Against:	6,727,657
Abstain:	25,347

Item 5                Other Information

None

PART II

Other Information, Continued:

Item 6                Exhibits and Reports on Form 8-K

a.               Exhibits

10.1

$1,000,000,000 Amended and Restated Revolving Loan Facility Credit Agreement among The Macerich Partnership, L.P., The Macerich Company and Deutsche Bank Trust Company Americas, JP Morgan Chase Bank and various lenders dated as of July 30, 2004

10.2

Amended and Restated $250,000,000 Term Loan Facility Credit Agreement by and among The Macerich Partnership, L.P., The Macerich Company and Deutsche Bank Trust Company Americas, JP Morgan Chase Bank and various lenders dated as of July 30, 2004

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

Current Report on Form 8-K event date May 13, 2004 (reporting the Company’s fees paid to its independent accountants) (Furnished).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Macerich Company

		By:	/s/ Thomas E. O’Hern
Thomas E. O’Hern
Executive Vice President and
Chief Financial Officer

Date:	August 6, 2004

Exhibit Index

Exhibit No.

(a)          Exhibits

Number	Description

10.1

$1,000,000,000 Amended and Restated Revolving Loan Facility Credit Agreement among The Macerich Partnership, L.P., The Macerich Company and Deutsche Bank Trust Company Americas, JP Morgan Chase Bank and various lenders dated as of July 30, 2004

10.2

Amended and Restated $250,000,000 Term Loan Facility Credit Agreement by and among The Macerich Partnership, L.P., The Macerich Company and Deutsche Bank Trust Company Americas, JP Morgan Chase Bank and various lenders dated as of July 30, 2004

31.1	Section 302 Certification of Arthur Coppola, Chief Executive Officer

31.2	Section 302 Certification of Thomas O’Hern, Chief Financial Officer

32.1	Section 906 Certification of Arthur Coppola, Chief Executive Officer and Thomas O’Hern, Chief Financial Officer