Form 10-Q
period 2004-09-30
MACERICH CO
filed 2004-11-08
CIK 912242

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 2004

COMMISSION FILE NO. 1-12504

THE MACERICH COMPANY
(Exact Name of registrant as specified in its charter)

MARYLAND (State or Other Jurisdiction of Incorporation)	95-4448705 (I.R.S. Employer Identification No.)

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

                                                                  YES |X|                   NO |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                                                                  YES |X|                   NO |_|

Number of shares outstanding of the registrant’s common stock, as of November 1, 2004
Common Stock, par value $.01 per share: 59,274,235 shares

Form 10-Q

INDEX

Part I: Financial Information

		Page
Item 1	Financial Statements (Unaudited)
	Consolidated balance sheets of the Company as of September 30, 2004 and December 31, 2003	2
	Consolidated statements of operations of the Company for the periods from January 1 through September 30, 2004 and 2003	3
	Consolidated statements of operations of the Company for the periods from July 1 through September 30, 2004 and 2003	4
	Consolidated statement of common stockholders' equity of the Company for the period from January 1, 2004 through September 30, 2004	5
	Consolidated statements of cash flows of the Company for the periods from January 1 through September 30, 2004 and 2003	6
	Notes to consolidated financial statements	7 to 21
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22 to 38
Item 3	Quantitative and Qualitative Disclosures About Market Risk	39 to 40
Item 4	Controls and Procedures	41

Part II: Other Information

Item 1	Legal Proceedings	42
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3	Defaults Upon Senior Securities	42
Item 4	Submission of Matters to a Vote of Security Holders	42
Item 5	Other Information	42
Item 6	Exhibits	42
	Signatures	43

THE MACERICH COMPANY (The Company)

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	September 30, 2004	December 31, 2003
ASSETS	Unaudited
Property, net	$ 3,382,285	$ 3,186,725
Cash and cash equivalents	52,706	47,160
Tenant receivables, net	61,514	67,765
Deferred charges and other assets, net	263,354	231,392
Loans to unconsolidated joint ventures	23,424	29,237
Due from affiliates	2,362	5,406
Investments in unconsolidated joint ventures	614,728	577,908

Total assets	$ 4,400,373	$ 4,145,593

LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY:
Mortgage notes payable:
Related parties	$ 135,943	$ 129,084
Others	2,060,487	1,787,714

Total	2,196,430	1,916,798
Bank notes payable	797,000	765,800
Accounts payable and accrued expenses	50,509	54,682
Other accrued liabilities	115,122	116,067
Preferred stock dividend payable	2,358	2,212

Total liabilities	3,161,419	2,855,559

Minority interest	222,651	237,615

Commitments and contingencies (Note 9)
Series A cumulative convertible redeemable preferred stock, $.01 par value, 3,627,131 shares authorized, issued and
outstanding at September 30, 2004 and December 31, 2003	98,934	98,934
Common stockholders' equity:
Common stock, $.01 par value, 145,000,000 shares authorized,
58,762,625 and 57,902,524 shares issued and outstanding at
September 30, 2004 and December 31, 2003, respectively	585	578
Additional paid-in capital	1,028,533	1,008,488
Accumulated deficit	(94,983)	(38,541)
Accumulated other comprehensive income (loss)	18	(2,335)
Unamortized restricted stock	(16,784)	(14,705)

Total common stockholders' equity	917,369	953,485

Total liabilities, preferred stock and common stockholders' equity	$ 4,400,373	$ 4,145,593

        The accompanying notes are an integral part of these financial statements.

THE MACERICH COMPANY (The Company)
(Unaudited)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share amounts)

	Nine Months Ended September 30,
	2004	2003
REVENUES:
Minimum rents	$ 239,889	$ 215,237
Percentage rents	8,165	5,041
Tenant recoveries	120,031	114,993
Other	12,599	12,175

Total revenues	380,684	347,446

EXPENSES:
Shopping center and operating expenses	129,758	124,294
REIT general and administrative expenses	8,084	6,742

	137,842	131,036

Interest expense:
Related parties	3,952	4,261
Others	101,643	94,586

Total interest expense	105,595	98,847

Depreciation and amortization	105,208	73,393
Equity in income of unconsolidated joint ventures
and the management company	40,250	42,859
Loss on early extinguishment of debt	(1,642)	(126)
Gain on sale of assets	699	12,448

Income from continuing operations	71,346	99,351
Discontinued operations:
Gain on sale of assets	295	22,119
Income from discontinued operations	320	1,629

Total from discontinued operations	615	23,748

Income before minority interest	71,961	123,099
Less: Minority interest	12,650	22,913

Net income	59,311	100,186
Less: Preferred dividends	6,783	12,458

Net income available to common stockholders	$ 52,528	$ 87,728

Earnings per common share - basic:
Income from continuing operations	$ 0.89	$ 1.32
Discontinued operations	0.01	0.36

Net income per share available to common stockholders	$ 0.90	$ 1.68

Weighted average number of common shares outstanding - basic	58,479,000	52,305,000

Earnings per common share - diluted:
Income from continuing operations	$ 0.88	$ 1.32
Discontinued operations	0.01	0.32

Net income per share available to common stockholders	$ 0.89	$ 1.64

Weighted average number of common shares
outstanding - diluted	73,053,000	75,124,000

        The accompanying notes are an integral part of these financial statements.

THE MACERICH COMPANY (The Company)
(Unaudited)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share amounts)

	Three Months Ended September 30,
	2004	2003
REVENUES:
Minimum rents	$ 83,984	$ 71,285
Percentage rents	3,338	2,071
Tenant recoveries	37,192	39,540
Other	3,849	4,323

Total revenues	128,363	117,219

EXPENSES:
Shopping center and operating expenses	39,391	42,732
REIT general and administrative expenses	2,788	1,687

	42,179	44,419

Interest expense:
Related parties	1,683	1,430
Others	35,824	30,428

Total interest expense	37,507	31,858

Depreciation and amortization	35,641	25,277
Equity in income of unconsolidated joint ventures
and the management company	12,090	13,252
Loss on early extinguishment of debt	(1,237)	(126)
(Loss) gain on sale of assets	(80)	726

Income from continuing operations	23,809	29,517
Discontinued operations:
(Loss) gain on sale of assets	(21)	22,289
Income from discontinued operations	48	207

Total from discontinued operations	27	22,496

Income before minority interest	23,836	52,013
Less: Minority interest	4,180	10,214

Net income	19,656	41,799
Less: Preferred dividends	2,358	2,067

Net income available to common stockholders	$ 17,298	$ 39,732

Earnings per common share - basic:
Income from continuing operations	$ 0.29	$ 0.40
Discontinued operations	0.00	0.34

Net income per share available to common stockholders	$ 0.29	$ 0.74

Weighted average number of common shares outstanding - basic	58,673,000	53,396,000

Earnings per common share - diluted:
Income from continuing operations	$ 0.29	$ 0.39
Discontinued operations	0.00	0.30

Net income per share available to common stockholders	$ 0.29	$ 0.69

Weighted average number of common shares
outstanding - diluted	73,209,000	75,307,000

        The accompanying notes are an integral part of these financial statements.

THE MACERICH COMPANY (The Company)

CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share data)
(Unaudited)

	Common Stock (# of shares)	Common Stock Par Value	Additional Paid In Capital	Accumulated Earnings (deficit)	Accumulated Other Comprehensive Income (Loss)	Unamortized Restricted Stock	Total Common Stockholders' Equity
Balance, December 31, 2003	57,902,524	$578	$1,008,488	($ 38,541)	($ 2,335)	($14,705)	$953,485
Comprehensive income:
Net income				59,311			59,311
Reclassification of deferred losses					994		994
Interest rate swap agreement					1,359		1,359
Total comprehensive income				59,311	2,353		61,664
Issuance of restricted stock	151,192	2	8,147				8,149
Unvested restricted stock	(151,192)	(2)				(8,147)	(8,149)
Restricted stock vested in 2004	320,114	3				6,068	6,071
Conversion of OP Units
to common stock	40,000	--	760	--	--	--	760
Exercise of stock options	499,987	4	9,094				9,098
Distributions paid ($1.83 per share)				(108,970)			(108,970)
Preferred dividends				(6,783)			(6,783)
Adjustment to reflect minority
interest on a pro rata basis
according to period end ownership
percentage of Operating Partnership			2,044				2,044

Balance, September 30, 2004	58,762,625	$585	$1,028,533	($ 94,983)	$18	($16,784)	$917,369

        The accompanying notes are an integral part of these financial statements.

THE MACERICH COMPANY (The Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income available to common stockholders	$ 52,528	$ 87,728
Preferred dividends	6,783	12,458

Net income	59,311	100,186

Adjustments to reconcile net income to net cash
provided by operating activities:
Loss on early extinguishment of debt	1,642	126
Gain on sale of assets	(699)	(12,448)
Discontinued operations gain on sale of assets	(295)	(22,119)
Depreciation and amortization	105,258	73,853
Amortization of net premium on trust deed note payable	(438)	(1,677)
Minority interest	12,650	22,913
Equity in income of unconsolidated joint ventures and
the management company	(40,250)	(42,859)
Changes in assets and liabilities, net of acquisitions / dispositions:
Tenant receivables, net	6,251	(5,228)
Other assets	(11,046)	(5,637)
Accounts payable and accrued expenses	11,520	17,499
Due from affiliates	3,043	(1,982)
Other liabilities	4,188	25,283
Preferred stock dividend payable	145	(3,128)

Total adjustments	91,969	44,596

Net cash provided by operating activities	151,280	144,782

Cash flows from investing activities:
Acquisitions of property and property improvements	(140,137)	(160,775)
Development, redevelopment and expansion of centers	(108,210)	(108,939)
Renovations of centers	(16,352)	(10,644)
Tenant allowances	(6,335)	(2,859)
Deferred leasing charges	(11,307)	(11,575)
Distributions from joint ventures	60,436	55,389
Contributions to joint ventures	(10,800)	(34,102)
Acquisitions of joint ventures	(45,950)	(68,320)
Payments received from (loans to) unconsolidated joint ventures	5,813	(4,055)
Proceeds from sale of assets	457	112,803

Net cash used in investing activities	(272,385)	(233,077)

Cash flows from financing activities:
Proceeds from mortgages and notes payable	452,650	407,414
Payments on mortgages and notes payable	(195,403)	(178,281)
Deferred financing costs	(7,555)	(2,620)
Exercise of common stock options	9,098	7,203
Dividends and distributions	(125,356)	(108,870)
Dividends to preferred stockholders	(6,783)	(12,458)

Net cash provided by financing activities	126,651	112,388

Net increase in cash	5,546	24,093
Cash and cash equivalents, beginning of period	47,160	53,559

Cash and cash equivalents, end of period	$ 52,706	$ 77,652

Supplemental cash flow information:
Cash payment for interest, net of amounts capitalized	$ 101,680	$ 101,467

Non-cash transactions:
Acquisition of property by assumption of debt	$ 54,023	--

Acquisition of property by assumption of joint venture debt	--	$ 180,000

Reclassification from investments in joint ventures to property	--	$ 65,115

Reclassification from property to investments in joint ventures	--	$ 113,603

Reclassification from debt to investments in joint ventures	--	$ 69,557

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

The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments, (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the nine months ended September 30, 2004, the Company changed its estimate for common area expense recoveries applicable to prior periods. This change in estimate resulted in a $3,568 charge for the three months ended September 30, 2004. The results for interim periods are not necessarily indicative of the results to be expected for a full year. The accompanying consolidated balance sheet as of December 31, 2003 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

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

THE MACERICH COMPANY (The Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

Disposal of Long-Lived Assets:

The Company sold its 67% interest in Paradise Village Gateway, which was acquired on July 26, 2002, on January 2, 2003 and recorded a loss on sale of $0.2 million for the three months ending March 31, 2003. Additionally, the Company sold Bristol Center on August 4, 2003, and the results for the nine months ended September 30, 2004 and 2003 have been reclassified to discontinued operations. The sale of Bristol Center resulted in a gain on sale of asset of $22.3 million in August 2003. Total revenues associated with Bristol Center were $159 and $2,513 for the nine months ended September 30, 2004 and 2003, respectively.

Earnings Per Share (“EPS”)

The computation of basic earnings per share is based on net income and the weighted average number of common shares outstanding for the nine and three months ending September 30, 2004 and 2003. The computation of diluted earnings per share does not include the effect of outstanding restricted stock issued under the employee and director stock incentive plans as they are antidilutive using the treasury method. The Operating Partnership units (“OP units”) not held by the Company have been included in the diluted EPS calculation since they are redeemable on a one-for-one basis for shares of common stock. The following table reconciles the basic and diluted earnings per share calculation:

	For the nine months ended September 30,
	2004		2003
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(In thousands, except per share data)		(In thousands, except per share data)
Net income	$59,311			$100,186
Less: Preferred stock dividends	6,783			12,458

Basic EPS:
Net income available to common stockholders	$52,528	58,479	$0.90	$ 87,728	52,305	$1.68

Diluted EPS:
Conversion of OP units	12,650	14,190		22,913	13,690
Employee stock options	--	384		--	476
Convertible preferred stock	n/a - antidilutive	for EPS		12,458	8,653

Net income available to common stockholders	$65,178	73,053	$0.89	$123,099	75,124	$1.64

	For the three months ended September 30,
	2004		2003
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(In thousands, except per share data)		(In thousands, except per share data)
Net income	$19,656			$41,799
Less: Preferred stock dividends	2,358			2,067

Basic EPS:
Net income available to common stockholders	$17,298	58,673	$0.29	$ 39,732	53,396	$0.74

Diluted EPS:
Conversion of OP units	4,180	14,178		10,214	13,646
Employee stock options	--	358		--	522
Convertible preferred stock	n/a - antidilutive	for EPS		2,067	7,743

Net income available to common stockholders	$21,478	73,209	$0.29	$52,013	75,307	$0.69

THE MACERICH COMPANY (The Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

The minority interest as reflected in the Company’s consolidated statements of operations has been allocated for EPS calculations as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003

Income from continuing operations	$ 4,175	$ 5,614	$12,530	$17,988
Discontinued operations:
(Loss) gain on sale of assets	(4)	4,558	58	4,587
Income from discontinued operations	9	42	62	338

Total	$ 4,180	$10,214	$12,650	$22,913

2.     Organization:

The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community shopping centers located throughout the United States.

The Company is the sole general partner of, and owns or has a majority of the ownership interests in the Operating Partnership. As of September 30, 2004, the Operating Partnership owned or had an ownership interest in 62 regional shopping centers, 18 community shopping centers and two development projects aggregating approximately 61 million square feet of gross leasable area (“GLA”). These 82 regional and community shopping centers and development projects are referred to hereinafter as the “Centers”, unless the context otherwise requires. The Company is a self-administered and self-managed real estate investment trust (“REIT”) and conducts all of its operations through the Operating Partnership and the Company’s management companies, Macerich Property Management Company, LLC (“MPMC, LLC”), a single-member Delaware limited liability company, MMC, a California corporation, Westcor Partners, LLC, a single member Arizona limited liability company, Macerich Westcor Management, LLC, a single member Delaware limited liability company and Westcor Partners of Colorado, LLC, a Colorado limited liability company. The three Westcor management companies are collectively referred to as the “Westcor Management Companies.”

The Company was organized to qualify as a REIT under the Internal Revenue Code of 1986, as amended. As of September 30, 2004, the 19% limited partnership interest of the Operating Partnership not owned by the Company is reflected in these financial statements as minority interest.

THE MACERICH COMPANY (The Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

    3.        Investments in Unconsolidated Joint Ventures and the Macerich Management Company:

The following are the Company’s investments in various joint ventures. The Operating Partnership’s interest in each joint venture as of September 30, 2004 is as follows:

Joint Venture	The Operating Partnership's Ownership %
Biltmore Shopping Center Partners, LLC
Corte Madera Village, LLC
Macerich Northwestern Associates
Northpark Partners, L.P.
Northpark Land Partners, L.P.
Pacific Premier Retail Trust
SDG Macerich Properties, L.P.
WM Inland, LLC
West Acres Development

Westcor Joint Ventures:
  Regional Malls:

     East Mesa Mall, LLC - Superstition Springs Center
     New River Associates - Arrowhead Towne Center
     Scottsdale Fashion Square Partnership
        Westpen Associates - Desert Sky Mall

   Other Properties / Affiliated Companies:
     Arrowhead Festival, LLC
     Camelback Colonnade Associates Limited Partnership
     Chandler Gateway Partners, LLC
     Chandler Village Center, LLC
     East Mesa Land, LLC
     Jaren Associates #4
     Lee West, LLC
     Lee West II, LLC
     Promenade Associates, LLC
     Propcor Associates
     Propcor II Associates, LLC - Boulevard Shops
     Russ Lyon Realty/Westcor Venture I
     SanTan Festival, LLC
     SanTan Village Phase 2, LLC
     Scottsdale / 101 Associates, LLC
     Westcor / Gilbert, LLC
     Westcor / Goodyear, LLC
     Westlinc Associates - Hilton Village
50% 50.1% 50% 50% 50% 51% 50% 50% 19% 33.3% 33.3% 50% 50% 5% 75% 50% 50% 50% 12.5% 50% 50% 50% 25% 50% 50% 50% 37.5% 46% 50% 50% 50%

The Company accounts for the joint ventures using the equity method of accounting. In accordance with FIN 46, effective July 1, 2003, the Company began consolidating the accounts for MMC. Prior to July 1, 2003, the Company accounted for MMC under the equity method of accounting.

THE MACERICH COMPANY (The Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

    3.        Investments in Unconsolidated Joint Ventures and the Macerich Management Company, Continued:

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

On December 18, 2003, the Company acquired Biltmore Fashion Park, a 610,477 square foot regional mall in Phoenix, Arizona. The total purchase price was $158,543, which included the assumption of $77,381 of debt. The Company also issued 705,636 partnership units of the Operating Partnership at a price of $42.80 per unit. The balance of the Company’s 50% share of the purchase price of $10,500 was funded by cash and borrowings under the Company’s line of credit. Biltmore Fashion Park is owned in a 50/50 partnership with an institutional partner. The results below of Biltmore Fashion Park are included for the period subsequent to its date of acquisition.

On January 30, 2004, the Company, in a 50/50 joint venture with a private investment company, acquired Inland Center, a 1 million square foot super-regional mall in San Bernardino, California. The total purchase price was $63,300 and concurrently with the acquisition, the joint venture placed a $54,000 fixed rate loan on the property. The balance of the Company’s pro rata share of the purchase price was funded by cash and borrowings under the Company’s line of credit. The results below of Inland Center are included for the period subsequent to its date of acquisition.

On May 11, 2004, the Company, in a 50/50 joint venture with a private mall owner, acquired NorthPark Center, a 1.4 million square foot regional mall in Dallas, Texas. The Company’s initial investment in the property was $30,005 which was funded by borrowings under the Company’s line of credit. In addition, the Company assumed a pro rata share of debt of $86,499 and has committed to fund an additional $45,000. As of September 30, 2004, the Company’s total investment in the property is $39,426. The results below of NorthPark Center are included for the period subsequent to its date of acquisition.

Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures and the Macerich Management Company.

THE MACERICH COMPANY (The Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

    3.        Investments in Unconsolidated Joint Ventures and the Macerich Management Company, Continued:

COMBINED AND CONDENSED BALANCE SHEETS OF UNCONSOLIDATED JOINT VENTURES

	September 30, 2004	December 31, 2003
Assets:
Properties, net	$3,144,295	$2,961,855
Other assets	211,757	148,246

Total assets	$3,356,052	$3,110,101

Liabilities and partners' capital:
Mortgage notes payable(1)	$2,372,162	$2,141,853
Other liabilities	105,406	102,516
Company's capital (2)	452,575	412,988
Outside partners' capital	425,909	452,744

Total liabilitites and partners' capital	$3,356,052	$3,110,101

(1)	Certain joint ventures have debt that could become recourse debt to the Company, in excess of its pro rata share, should the joint venture be unable to discharge the obligations of the related debt. As of September 30, 2004 and December 31, 2003, a total of $58,255 and $37,410 could become recourse debt to the Company, respectively.

(2)	The Company’s investment in joint ventures is $162,153 and $164,920 more than the underlying equity as reflected in the joint ventures’ financial statements as of September 30, 2004 and December 31, 2003, respectively. This represents the difference between the cost of an investment and the book value of the underlying equity of the joint venture. The Company is amortizing this difference into income on a straight-line basis, consistent with the depreciable lives on property and intangible assets.

COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES

	Nine Months Ended September 30, 2004
	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Westcor Joint Ventures	Other Joint Ventures	Total
Revenues:
Minimum rents	$ 67,731	$ 82,275	$ 69,780	$44,513	$ 264,299
Percentage rents	2,711	3,141	1,207	2,149	9,208
Tenant recoveries	35,343	31,128	28,154	20,412	115,037
Other	2,068	2,118	5,708	1,379	11,273

Total revenues	107,853	118,662	104,849	68,453	399,817

Expenses:
Shopping center and operating expenses	42,722	35,278	33,875	26,098	137,973
Interest expense	21,199	34,837	22,095	20,054	98,185
Depreciation and amortization	21,656	19,685	29,489	14,357	85,187

Total operating expenses	85,577	89,800	85,459	60,509	321,345

Loss on early extinguishment of debt	--	(315)	--	--	(315)
Gain (loss) on sale of assets	125	(11)	7,351	--	7,465

Net income	$ 22,401	$ 28,536	$ 26,741	$ 7,944	$ 85,622

Company's equity in income of unconsolidated joint ventures	$ 11,200	$ 14,520	$ 11,485	$ 3,045	$ 40,250

THE MACERICH COMPANY (The Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

    3.        Investments in Unconsolidated Joint Ventures and the Macerich Management Company, Continued:

COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES AND THE MACERICH MANAGEMENT COMPANY

	Nine Months Ended September 30, 2003
	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Westcor Joint Ventures	Other Joint Ventures	Macerich Management Company	Total
Revenues:
Minimum rents	$ 67,988	$ 79,399	$ 75,476	$18,385	--	$241,248
Percentage rents	2,711	2,931	617	1,101	--	7,360
Tenant recoveries	34,088	31,159	30,765	6,986	--	102,998
Management fee	--	--	--	--	$5,526	5,526
Other	2,220	1,844	2,008	713	370	7,155

Total revenues	107,007	115,333	108,866	27,185	5,896	364,287

Expenses:
Management Company expense	--	--	--	--	2,966	2,966
Shopping center and operating expenses	41,591	33,932	35,572	7,579	--	118,674
Interest expense	21,099	35,666	22,494	7,952	--	87,211
Depreciation and amortization	20,396	18,416	25,272	3,575	1,300	68,959

Total operating expenses	83,086	88,014	83,338	19,106	4,266	277,810

(Loss) gain on sale of assets	(463)	73	4,056	--	--	3,666

Net income	$ 23,458	$ 27,392	$ 29,584	$ 8,079	$1,630	$ 90,143

Companies equity in income of unconsolidated joint ventures
and the Macerich Management Company	$ 11,729	$ 13,970	$ 12,732	$ 2,879	$1,549	$ 42,859

COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES

	Three Months Ended September 30, 2004
	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Westcor Joint Ventures	Other Joint Ventures	Total
Revenues:
Minimum rents	$22,800	$ 28,064	$25,689	$19,066	$ 95,619
Percentage rents	820	1,123	641	1,021	3,605
Tenant recoveries	12,266	9,710	9,007	9,137	40,120
Other	763	788	1,169	505	3,225

Total revenues	36,649	39,685	36,506	29,729	142,569

Expenses:
Shopping center and operating expenses	14,323	12,101	10,923	9,589	46,936
Interest expense	7,284	11,464	7,379	10,458	36,585
Depreciation and amortization	7,236	6,592	12,656	7,049	33,533

Total operating expenses	28,843	30,157	30,958	27,096	117,054

Loss on early extinguishment of debt	--	(315)	--	--	(315)
Gain (loss) on sale of assets	125	(11)	887	--	1,001

Net income	$ 7,931	$ 9,202	$ 6,435	$ 2,633	$ 26,201

Company's equity in income of unconsolidated joint ventures	$ 3,965	$ 4,687	$ 3,121	$ 317	$ 12,090

THE MACERICH COMPANY (The Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

    3.        Investments in Unconsolidated Joint Ventures and the Macerich Management Company, Continued:

COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES

	Three Months Ended September 30, 2003
	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Westcor Joint Ventures	Other Joint Ventures	Total
Revenues:
Minimum rents	$22,344	$26,635	$23,633	$ 7,321	$ 79,933
Percentage rents	762	1,125	222	533	2,642
Tenant recoveries	11,226	10,535	10,517	2,847	35,125
Other	785	812	456	327	2,380

Total revenues	35,117	39,107	34,828	11,028	120,080

Expenses:
Shopping center and operating expenses	13,773	11,715	11,500	3,036	40,024
Interest expense	7,037	11,942	7,171	3,314	29,464
Depreciation and amortization	7,087	6,167	8,234	1,636	23,124

Total operating expenses	27,897	29,824	26,905	7,986	92,612

Gain on sale of assets	--	--	586	--	586

Net income	$ 7,220	$ 9,283	$ 8,509	$ 3,042	$ 28,054

Company's equity in income of unconsolidated joint ventures
and the Macerich Management Company	$ 3,610	$ 4,734	$ 3,840	$ 1,068	$ 13,252

Significant accounting policies used by the unconsolidated joint ventures and the Macerich Management Company are similar to those used by the Company.

Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life (“NML”) of $144,674 and $148,419 as of September 30, 2004 and December 31, 2003, respectively. NML is considered a related party because it is a joint venture partner with the Company in Macerich Northwestern Associates. Interest expense incurred on these borrowings amounted to $7,379 and $7,621 for the nine months ended September 30, 2004 and 2003, respectively; and $2,456 and $2,562 for the three months ended September 30, 2004 and 2003, respectively.

    4.        Property:

Property is summarized as follows:

	September 30, 2004	December 31, 2003
Land	$ 614,836	$ 561,352
Building improvements	2,978,277	2,687,274
Tenant improvements	118,948	101,089
Equipment and furnishings	59,592	43,833
Construction in progress	160,872	268,811

	3,932,525	3,662,359
Less, accumulated depreciation	(550,240)	(475,634)

	$ 3,382,285	$ 3,186,725

THE MACERICH COMPANY (The Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

4. Property, Continued:

On January 2, 2003, the Company sold its 67% interest in Paradise Village Gateway for approximately $29,400 and recorded a loss on sale of $0.2 million. On May 15, 2003, the Company sold 49.9% of its partnership interest in the Village at Corte Madera for $65,868 which included the assumption of a proportionate share of debt in the amount of $34,709. This sale resulted in the Company recording a gain on sale of $8,537. On August 4, 2003, the Company sold Bristol Center for approximately $30,000 and recorded a gain on sale of $22,291. On September 15, 2003, the Company acquired Northridge Mall in Salinas, California. The total purchase price was $128,500 and was funded by the sale proceeds from Bristol Center and borrowings under the Company’s line of credit. Total revenues for the period ending September 30, 2003 were $8,787.

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

Additionally, the Company has recorded a gain of $0.3 million on the sale of peripheral land for the nine months ending September 30, 2004 and recorded a gain of $0.9 million for the nine months ended September 30, 2003.

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

Total revenues for FlatIron Crossing for the period ending January 31, 2003 were $2,779.

5.     Deferred Charges And Other Assets:

Deferred charges and other assets are summarized as follows:

	September 30,	December, 31
	2004	2003
Leasing	$ 84,027	$ 70,685
Financing	28,280	23,167
Intangibles resulting from SFAS 141 allocations
In-place lease values	134,800	106,139
Leasing commissions and legal costs	13,689	12,203

	260,796	212,194
Less, accumulated amortization	(80,965)	(53,281)

	179,831	158,913
Other assets	83,523	72,479

	$ 263,354	$ 231,392

THE MACERICH COMPANY (The Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

    6.        Mortgage Notes Payable:

Mortgage notes payable at September 30, 2004 and December 31, 2003 consist of the following:

	Carrying Amount of Notes (1)
	2004		2003
Property Pledged as Collateral	Other	Related Party	Other	Related Party	Interest Rate	Payment Terms		Maturity Date
Consolidated Centers:

Arizona Lifestyle Galleries (50%)(b)	--	--	$ 446	--	3.81%	$ 10	(a)	(c)
Borgata	$ 16,068	--	16,439	--	5.39%	115	(a)	2007
Capitola Mall	--	$ 44,393	--	$ 45,402	7.13%	380	(a)	2011
Carmel Plaza	27,514	--	27,762	--	8.18%	202	(a)	2009
Chandler Fashion Center	179,321	--	181,077	--	5.48%	1,043	(a)	2012
Chesterfield Towne Center	59,983	--	60,804	--	9.07%	548	(d)	2024
Citadel	66,352	--	67,626	--	7.20%	554	(a)	2008
Crossroads Mall - Boulder	--	--	--	33,016	7.08%	244	(a)	(e)
Flagstaff Mall	13,843	--	14,319	--	5.39%	121	(a)	2006
FlatIron Crossing	197,871	--	199,770	--	5.23%	1,102	(a)	2013
Fresno Fashion Fair	66,630	--	67,228	--	6.52%	437	(a)	2008
Greeley Mall (f)	29,512	--	29,878	--	6.18%	197	(a)	2013
La Cumbre Plaza (g)	30,000	--	--	--	2.64%	interest o	nly	2007
La Encantada (h)	41,065	--	28,460	--	3.99%	interest o	nly	2005
Mall of Victor Valley (i)	54,961	--	--	--	5.25%	304	(a)	2008
Northridge Mall (j)	85,000	--	--	--	3.49%	interest o	nly	2009
Northwest Arkansas Mall	56,296	--	57,336	--	7.33%	434	(a)	2009
Pacific View	92,987	--	93,723	--	7.16%	648	(a)	2011
Panorama Mall	32,250	--	32,250	--	3.15%	87	(a)	2005
Paradise Valley Mall	79,253	--	80,515	--	5.39%	506	(a)	2007
Paradise Valley Mall	24,073	--	24,628	--	5.89%	183	(a)	2009
Prescott Gateway	35,280	--	40,753	--	3.63%	interest o	nly	(k)
PVOP II (50%) (b)	529	--	1,536	--	5.85%	11	(a)	2009
Paradise Village Ground Leases (50%) (b)	3,765	--	3,864	--	5.39%	28	(a)	2006
Queens Center	95,114	--	96,020	--	6.88%	633	(a)	2009
Queens Center (l)	91,550	91,550	50,667	50,666	4.15%	interest o	nly	2013
Rimrock Mall	44,699	--	45,071	--	7.45%	320	(a)	2011
Salisbury, Center at (m)	79,875	--	--	--	2.75%	interest o	nly	2006
Santa Monica Place	82,178	--	82,779	--	7.70%	606	(a)	2010
South Plains Mall	61,574	--	62,120	--	8.22%	454	(a)	2009
South Towne Center	64,000	--	64,000	--	6.61%	interest o	nly	2008
The Oaks (n)	108,000	--	108,000	--	2.43%	interest o	nly	2005
Valley View Center	51,000	--	51,000	--	7.89%	interest o	nly	2006
Village Center (50%) (b)	3,669	--	3,801	--	5.39%	31	(a)	2006
Village Crossroads (50%) (b)	2,376	--	2,453	--	4.81%	19	(a)	2005
Village Fair North (50%) (b)	5,948	--	6,055	--	5.89%	41	(a)	2008
Village Plaza	5,387	--	5,586	--	5.39%	47	(a)	2006
Village Square I & II	4,718	--	4,892	--	5.39%	41	(a)	2006
Vintage Faire Mall	67,300	--	67,873	--	7.89%	508	(a)	2010
Westbar	4,040	--	4,216	--	4.22%	35	(a)	(o)
Westbar	--	--	7,380	--	4.22%	66	(a)	(p)
Westside Pavilion	96,506	--	97,387	--	6.67%	628	(a)	2008

Total - Consolidated Centers	$2,060,487	$135,943	$1,787,714	$129,084

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

THE MACERICH COMPANY (The Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

    6.        Mortgage Notes Payable, Continued:

        The debt premiums as of September 30, 2004 and December 31, 2003 consist of the following:

	2004	2003
Borgata	$ 904	$1,124
Flagstaff Mall	380	593
Mall at Victor Valley	1,103	--
Paradise Valley Mall	1,773	2,363
Paradise Valley Mall	1,344	1,564
Paradise Village Ground Leases(50%)(b)	92	138
PVOP II(50%)(b)	85	99
Village Plaza	323	438
Village Square I and II	124	194
Village Center(50%)(b)	105	157
Village Crossroads(50%)(b)	61	110
Village Fair North(50%)(b)	182	219
Westbar	--	33
Westbar	38	151

Total Consolidated Centers	$6,514	$7,183

(a)	This represents the monthly payment of principal and interest.

(b)	As of September 30, 2004 and December 31, 2003, these properties are being held by the owners as tenants in common and the Company has a direct undivided 50% interest in these properties.

(c)	This loan was paid off in full on March 24, 2004.

(d)	This amount represents the monthly payment of principal and interest. In addition, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property’s gross receipts (as defined in the loan agreement) exceeds a base amount specified therein. Contingent interest expense recognized by the Company was $400 and $507 for the nine months ended September 30, 2004 and 2003, respectively. Contingent interest expense recognized by the Company was $143 and $302 for the three months ended September 30, 2004 and 2003, respectively.

(e)	This note was issued at a discount. The discount was being amortized over the life of the loan using the effective interest method. At December 31, 2003, the unamortized discount was $231. This loan was paid off in full on February 3, 2004. The Company recognized a $405 loss on early extinguishment of debt.

(f)	On August 7, 2003, the Company paid off the old loan and placed a new $30,000 ten-year fixed rate loan at an interest rate of 6.18%. The Company recognized a $126 loss on early extinguishment of the old debt in 2003.

(g)	Concurrent with the acquisition of this property, the Company placed a $30,000 floating rate loan with an initial interest rate of 2.29%. The loan matures August 1, 2007 with two one-year extensions through August 1, 2009. At September 30, 2004, the total interest rate was 2.64%.

(h)	This represents a construction loan which shall not exceed $51,000 bearing interest at LIBOR plus 2.0%. At September 30, 2004 and December 31, 2003, the total interest rate was 3.99% and 3.18%, respectively.

(i)	The Company assumed this debt at acquisition. The loan is fixed at 5.25% and matures on March 1, 2008.

THE MACERICH COMPANY (The Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

    6.        Mortgage Notes Payable, Continued:

(j)	On June 30, 2004, the Company placed a new $85,000 loan maturing in 2009. The loan floats at LIBOR plus 2.0% for six months and then converts to a fixed rate loan at 4.94%. At September 30, 2004, the interest rate was 3.49%.

(k)	This represented a construction loan which was not to exceed $46,300 and bore interest at LIBOR plus 2.25%. At December 31, 2003, the total interest rate was 3.52%. Effective February 18, 2004, the loan commitment was reduced to $44,320. On July 31, 2004, this construction loan matured and was replaced with a three-year loan, plus two one-year extension options at LIBOR plus 1.65%.. At September 30, 2004, the total interest rate was 3.63%.

(l)	This represents a $225,000 construction loan bearing interest at LIBOR plus 2.50%. The loan converts to a permanent fixed rate loan at 7%, subject to certain conditions including completion and stabilization of the expansion and redevelopment project. As of September 30, 2004 and December 31, 2003, the total interest rate was 4.15% and 3.62%, respectively. NML is the lender for 50% of the construction loan. The funds advanced by NML is considered related party debt as they are a joint venture partner with the Company in Macerich Northwestern Associates.

(m)	This floating rate loan was issued on February 18, 2004. The loan bears interest at LIBOR plus 1.375% and matures February 20, 2006 with a one-year extension option. At June 30, 2004, the total interest rate was 2.75%.

(n)	Concurrent with the acquisition of the mall, the Company placed a $108,000 loan bearing interest at LIBOR plus 1.15% and maturing July 1, 2004 with three consecutive one year options. $92,000 of the loan is at LIBOR plus 0.7% and $16,000 is at LIBOR plus 3.75%. In July 2004, the Company extended the loan maturity to July 2005. This variable rate debt is covered by an interest rate cap agreement over the loan term which effectively prevents the LIBOR interest rate from exceeding 7.10%. At September 30, 2004 and December 31, 2003, the total weighted average interest rate was 2.43% and 2.32%, respectively.

(o)	This entire loan was paid off in full on October 1, 2004.

(p)	This entire loan was paid off in full on February 10, 2004.

Certain mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

Total interest expense capitalized during the nine and three months ended September 30, 2004 was $7,358 and $1,676, respectively. Total interest expense capitalized during the nine and three months ended September 30, 2003, was $8,698 and $3,786, respectively.

The fair value of mortgage notes payable is estimated to be approximately $2,347,684 and $2,020,687, at September 30, 2004 and December 31, 2003, respectively, based on current interest rates for comparable loans.

7.     Bank and Other Notes Payable:

The Company had a $425,000 revolving line of credit. This revolving line of credit had a three-year term through July 26, 2005 with a one-year extension option. The interest rate fluctuated from LIBOR plus 1.75% to LIBOR plus 3.00% depending on the Company’s overall leverage level. As of December 31, 2003, $319,000 of borrowings were outstanding under this credit facility at an average interest rate of 3.69%. On July 30, 2004, the Company amended and expanded the revolving line of credit to $1,000,000 and extended the maturity to July 30, 2007 plus a one-year extension.  The interest rate has been reduced to 1.50% over LIBOR based on the Company’s current leverage level. As of September 30, 2004, $547,000 of borrowings were outstanding at an average interest rate of 3.27%.

THE MACERICH COMPANY (The Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

7.     Bank and Other Notes Payable, Continued:

On July 26, 2002, the Company placed a $250,000 term loan with a maturity of up to three years with two one-year extension options and an interest rate ranging from LIBOR plus 2.75% to LIBOR plus 3.00% depending on the Company’s overall leverage level. At December 31, 2003, $196,800 of the term loan was outstanding at an interest rate of 3.95%. On July 30, 2004, the entire term loan was paid off in full from the Company’s amended and expanded line of credit.

On May 13, 2003, the Company issued $250,000 in unsecured notes maturing in May 2007 with a one-year extension option bearing interest at LIBOR plus 2.50%. The proceeds were used to pay down and create more availability under the Company’s line of credit. At September 30, 2004 and December 31, 2003, $250,000 was outstanding at an interest rate of 4.45%. In October 2003, the Company entered into an interest rate swap agreement which effectively fixed the interest rate at 4.45% from November 2003 to October 13, 2005.

The Company reclassified $994 for the nine months ending September 30, 2004 and 2003 related to treasury rate lock transactions settled in prior years from accumulated other comprehensive income to earnings for the nine months ended September 30, 2004 and 2003. Additionally, the Company recorded other comprehensive income of $1,359 and $775 related to the mark to market of interest rate swap agreements for the nine months ended September 30, 2004 and 2003, respectively.

Additionally, as of September 30, 2004, the Company has contingent obligations of $6,934 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

8.     Related-Party Transactions:

The Company engaged MMC and certain of the Westcor Management Companies to manage the operations of certain properties and unconsolidated joint ventures. For the nine months ending September 30, 2004 and 2003, management fees of $6,906 and $6,039 respectively, were paid to MMC by the joint ventures. For the three months ending September 30, 2004 and 2003, management fees of $2,292 and $2,089 respectively, were paid to MMC by the joint ventures. For the nine months ending September 30, 2004 and 2003, management fees of $3,646 and $3,405, respectively, for the unconsolidated entities, were paid to the Westcor Management Companies by the joint ventures. For the three months ending September 30, 2004 and 2003, management fees of $1,196 and $420, respectively, for the unconsolidated entities, were paid to the Westcor Management Companies by the joint ventures.

Certain mortgage notes are held by one of the Company’s joint venture partners. Interest expense in connection with these notes was $3,952 and $4,261 for the nine months ended September 30, 2004 and 2003, respectively. Interest expense in connection with these notes was $1,417 and $1,430 for the three months ended September 30, 2004 and 2003, respectively. Included in accounts payable and accrued expenses is interest payable to these partners of $131 and $232 at September 30, 2004 and December 31, 2003, respectively.

As of September 30, 2004 and December 31, 2003, the Company has loans to unconsolidated joint ventures of $23,424 and $29,237, respectively. These loans represent initial funds advanced to development stage projects prior to construction loan fundings.

Certain Company officers and affiliates have guaranteed mortgages of $21,750 at one of the Company’s joint venture properties.

9.     Commitments and Contingencies:

The Company has certain properties subject to noncancellable operating ground leases. The leases expire at various times through 2098, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined. Ground rent expenses, net of amounts capitalized, were $785 and $969 for the nine months ended September 30, 2004 and 2003, respectively. Ground rent expenses, net of amounts capitalized, were $482 and $217 for the three months ended September 30, 2004 and 2003, respectively. No contingent rent was incurred in either period.

THE MACERICH COMPANY (The Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

9.     Commitments and Contingencies, Continued:

The Company is currently redeveloping Queens Center. Total costs are expected to be between $250,000 and $275,000, of which the Company has already incurred $248,538 and $174,915 as of September 30, 2004 and December 31, 2003, respectively.

Perchloroethylene (“PCE”) has been detected in soil and groundwater in the vicinity of a dry cleaning establishment at North Valley Plaza, formerly owned by a joint venture of which the Company was a 50% member. The property was sold on December 18, 1997. The California Department of Toxic Substances Control (“DTSC”) advised the Company in 1995 that very low levels of Dichloroethylene (“1,2 DCE”), a degradation byproduct of PCE, had been detected in a municipal water well located 1/4 mile west of the dry cleaners, and that the dry cleaning facility may have contributed to the introduction of 1,2 DCE into the water well. According to DTSC, the maximum contaminant level (“MCL”) for 1,2 DCE which is permitted in drinking water is 6 parts per billion (“ppb”). The 1,2 DCE was detected in the water well at a concentration of 1.2 ppb, which is below the MCL. The Company has retained an environmental consultant and has initiated extensive testing of the site. The joint venture agreed (between itself and the buyer) that it would be responsible for continuing to pursue the investigation and remediation of impacted soil and groundwater resulting from releases of PCE from the former dry cleaner. Approximately $46 and $71 have already been incurred by the joint venture for remediation, professional and legal fees for the nine months ending September 30, 2004 and 2003, respectively. The joint venture has been sharing costs with former owners of the property. An additional $147 remains reserved at September 30, 2004.

The Company acquired Fresno Fashion Fair in December 1996. Asbestos was detected in structural fireproofing throughout much of the Center. Testing data conducted by professional environmental consulting firms indicates that the fireproofing is largely inaccessible to building occupants and is well adhered to the structural members. Additionally, airborne concentrations of asbestos were well within OSHA’s permissible exposure limit (“PEL”) of .1 fcc. The accounting at acquisition included a reserve of $3,300 to cover future removal of this asbestos, as necessary. The Center was recently renovated and a substantial amount of the asbestos was removed. An additional $660 remains reserved at September 30, 2004.

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

THE MACERICH COMPANY (The Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

11.     Subsequent Events:

On October 29, 2004, a dividend/distribution of $0.65 per share was declared for common stockholders and OP unit holders of record on November 15, 2004. In addition, the Company declared a dividend of $0.65 on the Company’s Series A Preferred Stock. All dividends/distributions will be payable on December 9, 2004.

The Company is under contract for the acquisition of Fiesta Mall in Mesa, Arizona, with the closing expected in November 2004. Fiesta Mall is a 1,000,000 square foot super-regional mall. The purchase price is $135.0 million.

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

Revenue Recognition:

Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the “straight lining of rent adjustment.” Currently, 29% of the mall and freestanding leases contain provisions for Consumer Price Index (“CPI”) rent increases periodically throughout the term of the lease. The Company believes that using an annual multiple of CPI increases, rather than fixed contractual rent increases, results in revenue recognition that more closely matches the cash revenue from each lease and will provide more consistent rent growth throughout the term of the leases. Percentage rents are recognized in accordance with Staff Accounting Bulletin 101. Percentage rents are accrued when the tenants’ specified sales targets have been met. Estimated recoveries from tenants for real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred.

THE MACERICH COMPANY (The Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued:

Property:

Costs related to the development, redevelopment, construction and improvement of properties are capitalized. Interest incurred or imputed on development, redevelopment and construction projects is capitalized until construction is substantially complete.

Maintenance and repairs expenses are charged to operations as incurred. Costs for major replacements and betterments, which includes HVAC equipment, roofs, parking lots, etc. are capitalized and depreciated over their estimated useful lives. Gains and losses are recognized upon disposal or retirement of the related assets and are reflected in earnings, in accordance with SFAS No. 66—“Accounting for Sales of Real Estate.”

Property is recorded at cost and is depreciated using a straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements Tenant improvements Equipment and furnishings	5-40 years initial term of related lease 5-7 years

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

THE MACERICH COMPANY (The Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued:

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

Deferred lease costs Deferred financing costs In-place lease values Leasing commissions and legal costs	1-15 years 1-15 years Remaining lease term plus an estimate for renewal (weighted average 17 years) 5 years

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

Asset/Property	Maximum amount of debt principal that could be recourse to the Company (Dollars in Thousands)	Maturity Date
Boulevard Shops	$10,676	1/1/2005
Chandler Village Center	10,610	12/19/2006
Scottsdale 101	36,969	5/1/2006

Total	$58,255

The above amounts increased by $20,845 from December 31, 2003.

Additionally, as of September 30, 2004, the Company has certain obligations of $6.9 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

THE MACERICH COMPANY (The Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued:

Long-term contractual obligations:

The following is a schedule of long-term contractual obligations (as of September 30, 2004) for the consolidated Centers over the periods in which they are expected to be paid:

	Payment Due by Period
Contractual Obligations (Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than five years
Long-term debt obligations (includes expected interest payments)	$3,149,610	$117,324	$1,223,028	$768,084	$1,041,174
Operating lease obligations	161,466	1,270	2,540	2,540	155,116
Purchase obligations	10,632	10,632	--	--	--
Other long-term liabilities	167,989	167,989	--	--	--

Total	$3,489,697	$297,215	$1,225,568	$770,624	$1,196,290

During the nine months ending September 30, 2004, there have been no material changes outside the ordinary course of business in the above specified obligations since the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

THE MACERICH COMPANY (The Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued:

The following table reflects the Company’s acquisitions in 2003 and for the nine months ending September 30, 2004.

Property/Entity	Date Acquired	Location
2003 Acquisitions: FlatIron Crossing Northridge Mall Biltmore Fashion Park 2004 Acquisitions: Inland Center NorthPark Center Mall at Victor Valley La Cumbre Plaza	January 31, 2003 September 15, 2003 December 18, 2003 January 30, 2004 May 11, 2004 July 1, 2004 July 20, 2004	Broomfield, Colorado Salinas, California Phoenix, Arizona San Bernardino, California Dallas, Texas Victor Valley, California Santa Barbara, California

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

On June 6, 2003, the Shops at Gainey Village, a 138,000 square foot Phoenix area specialty center, was sold for $55.7 million. The Company, which owned 50% of this property, received total proceeds of $15.8 million and recorded a gain on sale of asset of $2.8 million in the consolidated financial statements.

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

THE MACERICH COMPANY (The Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued:

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

On July 1, 2004, the Company acquired the Mall of Victor Valley in Victorville, California and on July 20, 2004, the Company acquired La Cumbre Plaza in Santa Barbara, California. The Mall of Victor Valley is a 507,000 square foot regional mall and La Cumbre Plaza is a 494,000 square foot regional mall. The combined total purchase price was $151,300. The purchase price for the Mall of Victor Valley included the assumption of an existing fixed rate loan of $54,000 at 5.25% maturing in March, 2008. Concurrent with the closing of La Cumbre Plaza, a $30,000 floating rate loan was placed on the property with an initial interest rate of 2.29%. The balance of the purchase price was paid in cash and borrowings from the Company’s revolving line of credit. These properties are referred to herein as the “2004 Acquisition Centers.”

Biltmore Fashion Park, Inland Center and NorthPark Center are joint ventures and these properties are reflected using the equity method of accounting. The Company’s share of these results of these acquisitions are reflected in the consolidated results of operations of the Company in the income statement line item entitled “Equity in income of unconsolidated joint ventures and the management company.”

Many of the variations in the results of operations, discussed below, occurred due to the transactions described above including the acquisition of the 2003 Acquisition Center and 2004 Acquisition Centers. Biltmore Fashion Park, Inland Center and NorthPark Center are referred to herein as the “Joint Venture Acquisition Centers.” Crossroads Mall-Boulder, Parklane Mall, Santa Monica Place and Queens Center are currently under redevelopment and are referred to herein as the “Redevelopment Centers.” La Encantada and Scottsdale 101 are currently under development and are referred herein as the “Development Properties.” Scottsdale 101 is a joint venture and the results are reflected using the equity method of accounting. All other Centers, excluding the Redevelopment Centers, the Development Properties, the Village at Corte Madera, FlatIron Crossing, the 2003 Acquisition Center, the 2004 Acquisition Centers and the Joint Venture Acquisition Centers, are referred to herein as the “Same Centers,” unless the context otherwise requires.

Revenues include rents attributable to the accounting practice of straight-lining of rents which requires rent to be recognized each year in an amount equal to the average rent over the term of the lease, including fixed rent increases over that period. The amount of straight-lined rents, included in consolidated revenues, recognized in 2004 was $1.1 million compared to $1.8 million in 2003. Additionally, the Company recognized through equity in income of unconsolidated joint ventures, $1.3 million as its pro rata share of straight-lined rents from joint ventures in 2004 compared to $1.5 million in 2003. These variances resulted from the Company structuring the majority of its new leases using an annual multiple of CPI increases, which generally do not require straight-lining treatment. Currently, 29% of the mall and freestanding leases contain provisions for CPI rent increases periodically throughout the term of the lease. The Company believes that using an annual multiple of CPI increases, rather than fixed contractual rent increases, results in revenue recognition that more closely matches the cash revenue from each lease and will provide more consistent rent growth throughout the term of the leases.

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

THE MACERICH COMPANY (The Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued:

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

THE MACERICH COMPANY (The Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued:

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

Comparison of Nine Months Ended September 30, 2004 and 2003

Revenues

Minimum and percentage rents increased by 12.6% to $248.0 million in 2004 from $220.3 million in 2003. Approximately $9.1 million of the increase relates to the Same Centers, $2.1 million of the increase relates to the Company acquiring 50% of its joint venture partner’s interest in FlatIron Crossing, $6.8 million relates to the 2003 Acquisition Center, $3.6 million relates to the 2004 Acquisition Centers and $9.5 million relates to the Redevelopment Centers, primarily Queens Center and La Encantada where phases of the developments have been completed. Additionally, these increases in minimum and percentage rents are offset by decreasing revenues of $3.4 million related to the Company’s sale of a 49.9% interest in the Village at Corte Madera.

During 2001, the Company adopted SFAS 141. (See “Statement on Critical Accounting Policies”). The amortization of below market leases, which is recorded in minimum rents, increased to $6.6 million in 2004 from $2.6 million in 2003. The increase is primarily due to the 2003 Acquisition Center, 2004 Acquisition Centers and the Company acquiring 50% of its joint venture partner’s interest in FlatIron Crossing.

Tenant recoveries increased to $120.0 million in 2004 from $115.0 in 2003. Approximately $1.0 million relates to the Company acquiring 50% of its joint venture partner’s interest in FlatIron Crossing, $2.8 million relates to Queens Center and La Encantada, $4.1 million relates to the 2003 Acquisition Center and $1.3 million relates to the 2004 Acquisition Centers. This is offset by a $3.3 million decrease due to a change in estimated recovery rates for prior periods at the Same Centers and a $1.1 million decrease relating to the Company’s sale of a 49.9% partnership interest in the Village at Corte Madera.

THE MACERICH COMPANY (The Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued:

Comparison of Nine Months Ended September 30, 2004 and 2003, Continued:

Expenses

Shopping center and operating expenses increased to $129.8 million in 2004 compared to $124.3 million in 2003. The increase is a result of $4.1 million related to the 2003 Acquisition Center, $1.5 million due to the 2004 Acquisition Centers, $3.6 million related to Queens Center and La Encantada, $1.1 million related to the Company acquiring 50% of its joint venture partner’s interest in FlatIron Crossing and $6.0 million relating to the Same Centers due to increases in recoverable and non-recoverable expenses. This is offset by a decrease of non-recoverable expenses due to a write-off of a $6.5 million contingent compensation liability and a $1.2 million decrease related to the Company’s sale of a 49.9% partnership interest in the Village at Corte Madera.

REIT General and Administrative Expenses

REIT general and administrative expenses increased to $8.1 million in 2004 from $6.7 million in 2003, primarily due to increases in professional services, travel expenses and stock-based compensation expense.

Depreciation and Amortization

Depreciation and amortization increased to $105.2 million in 2004 from $73.4 million in 2003. Approximately $3.2 million relates to the 2003 Acquisition Center, $3.3 million relates to the 2004 Acquisition Centers, $1.9 million relates to consolidating Macerich Management Company effective July 1, 2003 and $5.0 million relates to Queens Center and La Encantada. As a result of SFAS 141, an additional $14.8 million of depreciation and amortization was recorded for the nine months ending September 30, 2004 compared to the same period in 2003 due to the reclassification of the purchase price of 2002 and 2003 acquisitions between buildings and into the value of in-place leases, tenant improvements and lease commissions. This is offset by a $1.1 million decrease relating to the sale of 49.9% of the partnership interest in the Village at Corte Madera.

Interest Expense

Interest expense increased to $105.6 million in 2004 from $98.8 million in 2003. Approximately $0.5 million relating to the Company acquiring 50% of its joint venture partner’s interest in FlatIron Crossing, $5.0 million is related to the $250 million of unsecured notes issued on May 13, 2003, $2.0 million is related to increased borrowings on the Company’s line of credit, $0.8 million relates to the 2003 Acquisition Center, $0.7 million relates to the 2004 Acquisition Centers and $4.3 million relates to Queens Center and La Encantada. These increases are offset by $2.0 million, which relates to the Company’s sale of a 49.9% partnership interest in the Village at Corte Madera and $2.2 million is related to the payoff of the $196.5 million term loan on July 30, 2004. Capitalized interest was $7.4 million in 2004, down from $8.7 million in 2003.

Minority Interest

The minority interest represents the 19.53% weighted average interest of the Operating Partnership by the Company during 2004. This compares to 20.74% not owned by the Company during 2003.

Equity in Income from Unconsolidated Joint Ventures and Macerich Management Company

The income from unconsolidated joint ventures and the Macerich Management Company was $40.2 million for 2004, compared to income of $42.9 million in 2003. This decrease is primarily due to increased depreciation relating to SFAS 141 on the Joint Venture Acquisition Centers and consolidating Macerich Management Company effective July 1, 2003 in accordance with FIN 46. Prior to July 1, 2003, the Macerich Management Company was accounted for using the equity method of accounting.

Loss on Early Extinguishment of Debt

In 2004, the Company recorded a loss from early extinguishment of debt of $1.6 million related to the payoff of a loan at one of the Redevelopment Centers and the payoff of the $196.8 million term loan.

THE MACERICH COMPANY (The Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued:

Comparison of Nine Months Ended September 30, 2004 and 2003, Continued:

Gain on Sale of Assets

A gain of $12.4 million in 2003 represents primarily the Company’s sale of 49.9% of its partnership interest in the Village at Corte Madera on May 15, 2003 and the sale of the Shops at Gainey Village. In 2004, a gain of $0.3 million was recorded relating to land sales compared to $0.9 million in 2003.

Discontinued Operations

The gain on sale of $22.1 million in 2003 relates primarily to the sale of Bristol Center on August 4, 2003.

Net Income Available to Common Stockholders

Primarily as a result of the sale of Bristol Center in 2003, the purchase of the 2003 Acquisition Center and the 2004 Acquisition Centers, the sale of 49.9% of the partnership interest in the Village at Corte Madera, the Company acquiring 50% of its joint venture partner’s interest in FlatIron Crossing, the change in depreciation expense due to SFAS 141, Queens Center and La Encantada and the foregoing results, net income available to common stockholders decreased to $52.5 million in 2004 from $87.7 million in 2003.

Operating Activities

Cash flow from operations was $151.3 million in 2004 compared to $144.8 million in 2003. The increase is primarily due to the foregoing results at the Centers as mentioned above.

Investing Activities

Cash used in investing activities was $272.4 million in 2004 compared to cash used in investing activities of $233.1 million in 2003. The change resulted primarily from the proceeds of $112.8 million received in 2003 from the sale of Paradise Village Gateway, the Shops at Gainey Village, Bristol Center and the 49.9% interest in the Village at Corte Madera which is offset by increased contributions to joint ventures and acquisitions of joint ventures, $8.4 million increase in development, redevelopment and expansion of Centers primarily due to the Queens Center expansion and by the Company’s purchase of its joint venture partner’s 50% interest in FlatIron Crossing on January 31, 2003.

Financing Activities

Cash flow provided by financing activities was $126.6 million in 2004 compared to cash flow provided by financing activities of $112.4 million in 2003. The 2004 increase compared to 2003 resulted primarily from $130.2 million of additional funding relating to Queens construction loan and the $85,000 Northridge loan which is offset by the Company acquiring 50% of its joint venture partner’s interest in FlatIron Crossing in January 2003, the $32.3 million funding of the Panorama loan in the first quarter of 2003 and increased dividends being paid in 2004 compared to 2003.

Funds From Operations

Primarily as a result of the factors mentioned above, Funds from Operations—Diluted increased 9.8% to $209.6 million in 2004 from $190.8 million in 2003. For the reconciliation of FFO and FFO-diluted to net income available to common stockholders, see “Funds from Operations.”

Comparison of Three Months Ended September 30, 2004 and 2003

Revenues

Minimum and percentage rents increased by 18.9% to $87.3 million in 2004 from $73.4 million in 2003. Approximately $3.1 million of the increase relates to the Same Centers, $2.3 million relates to the 2003 Acquisition Center, $3.6 million relates to the 2004 Acquisition Centers and $4.9 million relates to Queens Center and La Encantada where phases of the developments have been completed.

THE MACERICH COMPANY (The Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued:

Comparison of Three Months Ended September 30, 2004 and 2003, Continued:

During 2001, the Company adopted SFAS 141. (See “Statement on Critical Accounting Policies”). The amortization of below market leases, which is recorded in minimum rents, increased to $2.8 million in 2004 from $0.9 million in 2003. The increase is primarily due to the 2003 Acquisition Center and the 2004 Acquisition Centers.

Tenant recoveries decreased to $37.2 million in 2004 from $39.5 in 2003. Approximately $3.3 million of the decrease is due to a change in estimated recovery rates for prior periods at the Same Centers. This is offset by increases of $1.1 million relating to the 2003 Acquisition Center, $1.3 million from the 2004 Acquisition Centers and $0.5 million from Queens Center and La Encantada.

Expenses

Shopping center and operating expenses decreased to $39.4 million in 2004 compared to $42.7 million in 2003. The decrease is partially due to a $6.5 million write-off of a contingent compensation liability in non-recoverable expenses. This is offset by a $2.7 million increase related to the 2003 Acquisition Center and 2004 Acquisition Centers, $1.0 million from Queens Center and La Encantada and $2.8 million relating to increased recoverable and non-recoverable expenses at the Same Centers.

REIT General and Administrative Expenses

REIT general and administrative expenses increased to $2.8 million in 2004 from $1.7 million in 2003, primarily due to increases in stock-based compensation expense.

Depreciation and Amortization

Depreciation and amortization increased to $35.6 million in 2004 from $25.3 million in 2003. Approximately $1.4 million relates to the 2003 Acquisition Center, $3.3 million relates to the 2004 Acquisition Centers and $2.1 million relates to Queens Center and La Encantada. As a result of SFAS 141, an additional $2.5 million of depreciation and amortization was recorded for the three months ending September 30, 2004 compared to the same period in 2003 due to the reclassification of the purchase price of 2002 and 2003 acquisitions between buildings and into the value of in-place leases, tenant improvements and lease commissions.

Interest Expense

Interest expense increased to $37.5 million in 2004 from $31.9 million in 2003. Approximately $2.7 million is related to increased borrowings under the Company’s line of credit, $0.8 million relating to the 2003 Acquisition Center, $0.8 million relates to the 2004 Acquisition Centers and $2.4 million relates to Queens Center and La Encantada. This is offset by $1.6 million relating to the Company’s payoff of the $196.5 million term loan on July 30, 2004. Capitalized interest was $1.7 million in 2004 compared to $3.8 million in 2003.

Minority Interest

The minority interest represents the 19.46% weighted average interest of the Operating Partnership by the Company during 2004. This compares to 20.45% not owned by the Company during 2003.

Equity in Income from Unconsolidated Joint Ventures and Macerich Management Company

The income from unconsolidated joint ventures and the Macerich Management Company was $12.1 million for 2004, compared to income of $13.2 million in 2003. This decrease is primarily due to increased depreciation expense resulting from SFAS 141 on 2002 and 2003 acquisitions, which is offset by increased income from the Joint Venture Acquisition Centers.

Gain on Sale of Assets

A gain of $22.3 million in 2003 represents the sale of Bristol Center on August 4, 2003. In 2003, a gain of $0.7 million was recorded relating to land sales.

THE MACERICH COMPANY (The Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued:

Comparison of Three Months Ended September 30, 2004 and 2003, Continued:

Net Income Available to Common Stockholders

Primarily as a result of the sale of Bristol Center on August 4, 2003, the purchase of the 2003 Acquisition Center and the 2004 Acquisition Centers, the change in depreciation expense due to SFAS 141, Queens Center and La Encantada and the foregoing results, net income available to common stockholders decreased to $17.3 million in 2004 from $39.7 million in 2003.

Funds From Operations

Primarily as a result of the factors mentioned above, Funds from Operations—Diluted increased 14.3% to $72.9 million in 2004 from $63.8 million in 2003. For the reconciliation of FFO and FFO-diluted to net income available to common stockholders, see “Funds from Operations.”

THE MACERICH COMPANY (The Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued:

Liquidity and Capital Resources

The Company intends to meet its short term liquidity requirements through cash generated from operations, working capital reserves, property secured borrowings and borrowing under the new revolving line of credit. The Company anticipates that revenues will continue to provide necessary funds for its operating expenses and debt service requirements, and to pay dividends to stockholders in accordance with REIT requirements. The Company anticipates that cash generated from operations, together with cash on hand, will be adequate to fund capital expenditures which will not be reimbursed by tenants, other than non-recurring capital expenditures. The following table summarizes capital expenditures incurred at the Centers, including the pro rata share of joint ventures, for the nine months ending September 30,:

(Dollars in Millions)	2004	2003
Acquisitions of property and equipment	$ 197.2	$ 152.4
Development, redevelopment and expansion of Centers	118.5	121.4
Renovations of Centers	22.8	12.0
Tenant allowances	11.4	5.7
Deferred leasing charges	13.8	14.1

Total	$ 363.7	$ 305.6

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

The Company’s total outstanding loan indebtedness at September 30, 2004 was $4.1 billion (including its pro rata share of joint venture debt). This equated to a debt to Total Market Capitalization (defined as total debt of the Company, including its pro rata share of joint venture debt, plus aggregate market value of outstanding shares of common stock, assuming full conversion of OP Units and preferred stock into common stock) ratio of approximately 50.45% at September 30, 2004. The majority of the Company’s debt consists of fixed-rate conventional mortgages payable collateralized by individual properties.

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

THE MACERICH COMPANY (The Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued:

Liquidity and Capital Resources, Continued:

The Company had a $425,000 revolving line of credit.  This revolving line of credit had a three-year term through July 26, 2005 with a one-year extension option.  The interest rate fluctuated from LIBOR plus 1.75% to LIBOR plus 3.00% depending on the Company’s overall leverage level. As of December 31, 2003, $319,000 of borrowings were outstanding under this credit facility at an average interest rate of 3.69%.  On July 30, 2004, the Company amended and expanded the revolving line of credit to $1,000,000 and extended the maturity to July 30, 2007 plus a one-year extension.  The interest rate has been reduced to 1.50% over LIBOR based on the Company’s current leverage level. As of September 30, 2004, $547,000 of borrowings were outstanding at an average interest rate of 3.27%.

On May 13, 2003, the Company issued $250.0 million in unsecured notes maturing in May 2007 with a one-year extension option bearing interest at LIBOR plus 2.50%. The proceeds were used to pay down and create more availability under the Company’s line of credit. At September 30, 2004 and December 31, 2003, the entire $250.0 million of notes were outstanding at an interest rate of 4.45%. In October 2003, the Company entered into an interest rate swap agreement which effectively fixed the interest rate at 4.45% from November 2003 to October 13, 2005.

At September 30, 2004, the Company had cash and cash equivalents available of $52.7 million.

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

The inclusion of gains (losses) on sales of peripheral land included in FFO for the nine and three months ended September 30, 2004 were $2.9 million (including $2.6 million from joint ventures at pro rata) and $0.5 million (including $0.5 million from joint ventures at pro rata), respectively. The inclusion of gains (losses) on sales of peripheral land included in FFO for the nine and three months ended September 30, 2003 were $1.2 million (including $0.4 million from joint ventures at pro rata) and $0.7 million (including $0.0 million from joint ventures at pro rata), respectively.

The Company’s losses on debt-related transactions for the nine and three months ended September 30, 2004 was $1.6 million and $1.2 million, respectively. The Company’s losses on debt-related transactions for the nine and three months ended September 30, 2003 was $0.1 million and $0.1 million, respectively.

THE MACERICH COMPANY (The Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued:

Funds From Operations, Continued:

The following reconciles net income available to common stockholders to FFO and FFO-diluted for the nine months ending September 30,:

(amounts in thousands)
	2004				2003
	Shares		Amount		Shares	Amount
Net income-available to common stockholders			$ 52,528			$ 87,728
Adjustments to reconcile net income to
FFO-basic:
Minority interest			12,650			22,913
(Gain) loss on sale or write-down of
wholly-owned assets			(994)			(34,567)
Add: Gain on land sales--consolidated
assets			339			859
(Gain) loss on sale or write-down of
assets from unconsolidated entities
(pro rata)			(2,581)			(160)
Add: Gain (loss) on land sales--pro rata
unconsolidated entities			2,616			392
Depreciation and amortization on
wholly-owned centers			105,256			73,853
Depreciation and amortization on joint
ventures and from the management
company (pro rata)			40,988			34,180
Less: depreciation on personal property
and amortization of loan costs and
interest rate caps			(7,967)			(6,847)

FFO--basic(1)	72,669		202,835		65,995	178,351
Additional adjustments to arrive at
FFO-diluted:
Impact of convertible preferred stock	3,629		6,783		8,653	12,458
Impact of stock options using the
treasury method	383		--		476	--
Impact of restricted stock using the
treasury method	(n/a	antidilutive)	(n/a	antidilutive)

FFO--diluted(2)	76,681		$ 209,618		75,124	$ 190,809

THE MACERICH COMPANY (The Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued:

Funds From Operations, Continued:

The following reconciles net income available to common stockholders to FFO and FFO-diluted for the three months ending September 30,:

(amounts in thousands)
	2004				2003
	Shares		Amount		Shares	Amount
Net income-available to common stockholders			$ 17,298			$ 39,732
Adjustments to reconcile net income to
FFO-basic:
Minority interest			4,180			10,214
(Gain) loss on sale or write-down of
wholly-owned assets			101			(23,015)
Add: Gain on land sales--consolidated
assets			5			705
(Gain) loss on sale or write-down of
assets from unconsolidated entities
(pro rata)			(498)			41
Add: Gain (loss) on land sales--pro rata
unconsolidated entities			533			(41)
Depreciation and amortization on
wholly-owned centers			35,644			25,364
Depreciation and amortization on joint
ventures and from the management
company (pro rata)			15,854			11,240
Less: depreciation on personal property
and amortization of loan costs and
interest rate caps			(2,588)			(2,544)

FFO--basic(1)	72,851		70,529		67,042	61,696
Additional adjustments to arrive at
FFO-diluted:
Impact of convertible preferred stock	3,629		2,358		7,743	2,067
Impact of stock options using the
treasury method	357		--		522	--
Impact of restricted stock using the
treasury method	(n/a	antidilutive)	(n/a	antidilutive)

FFO--diluted(2)	76,837		$ 72,887		75,307	$ 63,763

(1)        Calculated based upon basic net income as adjusted to reach basic FFO. As of September 30, 2004 and 2003, 14.2 million and 13.5 million of OP Units and Westcor partnership units were outstanding, respectively.

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

THE MACERICH COMPANY (The Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued:

Included in minimum rents were rents attributable to the accounting practice of straight-lining of rents. The amount of straight-lining of rents, including the Company’s pro rata share from joint ventures, that impacted minimum rents was $1.9 million and $0.6 million for the nine and three months ending September 30, 2004, respectively; and $3.3 million and $0.9 million for the nine and three months ending September 30, 2003, respectively. The decrease in straight-lining of rents in 2004 compared to 2003 is related to the Company structuring its new leases using rent increases tied to the change in CPI rather than using contractually fixed rent increases.

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

THE MACERICH COMPANY (The Company)

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

The following table sets forth information as of September 30, 2004 concerning the Company’s long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (“FV”):

(dollars in thousands)
	For the Years Ended December 31,
	2004	2005	2006	2007	2008	Thereafter	Total	FV
Consolidated Centers:
Long term debt:
Fixed rate	$ 6,769	$ 34,064	$108,296	$117,048	$358,858	$1,061,824	$1,686,859	$1,838,114
Average interest rate	6.52%	6.53%	6.51%	6.58%	6.61%	6.54%	6.52%	--
Variable rate	--	181,315	79,875	862,280	--	183,101	$1,306,571	1,306,571
Average interest rate	--	2.90%	2.75%	3.60%	--	--	3.53%	--

Total debt-Consolidated Centers	$ 6,769	$215,379	$188,171	$979,328	$358,858	$1,244,925	$2,993,430	$3,144,685

Joint Venture Centers:
(at Company's pro rata share:)
Fixed rate	$ 6,649	$ 93,412	$275,841	$127,260	$ 63,975	$ 405,367	972,504	$1,053,409
Average interest rate	6.46%	6.42%	6.40%	6.65%	6.76%	7.71%	6.46%	--
Variable rate	7,034	14,229	167,276	--	--	--	188,539	188,539
Average interest rate	3.36%	3.84%	2.52%	--	--	--	2.62%	--

Total debt - Joint Ventures	$13,683	$107,641	$443,117	$127,260	$ 63,975	$ 405,367	$1,161,043	$1,241,948

The consolidated Centers’ total fixed rate debt increased from $1,606,003 at December 31, 2003 to $1,686,859 at September 30, 2004. The average interest rate at December 31, 2003 was 6.65% compared to 6.52% at September 30, 2004.

The consolidated Centers’ total variable rate debt increased from $1,076,596 at December 31, 2003 to $1,306,571 at September 30, 2004. The average interest rate at December 31, 2003 and September 30, 2004 was 3.55% and 3.53%, respectively.

The Company’s pro rata share of the Joint Venture Centers’ fixed rate debt at December 31, 2003 and September 30, 2004 was $861,883 and $972,504, respectively. The average interest rate increased from 6.40% in 2003 to 6.46% in 2004. The Company’s pro rata share of the Joint Venture Centers’ variable rate debt at December 31, 2003 and September 30, 2004 was $184,159 and $188,539, respectively. The average interest rate increased from 1.88% in 2003 to 2.62% in 2004.

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

THE MACERICH COMPANY (The Company)

Item 3.

Quantitative and Qualitative Disclosures about Market Risk, Continued:

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

The $250.0 million variable rate debt maturing in 2007 has an interest rate swap agreement which effectively fixed the interest rate at 4.45% from November 2003 to October 13, 2005. This swap has been designated as a hedge in accordance with SFAS No. 133. The fair value of this swap agreement at September 30, 2004 was $1.2 million.

The Company has an interest rate cap with a notional amount of $92,000 on their $108,000 loan on The Oaks. This interest rate cap prevents the LIBOR interest rate from exceeding 7.10%. The fair value of this cap agreement at September 30, 2004 was zero.

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

In addition, the Company has assessed the market risk for its variable rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $12.4 million per year based on $1.2 billion outstanding of variable rate debt, excluding the $250.0 million of debt maturing in 2007, at September 30, 2004.

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

On September 8, 2004, the Company issued 40,000 shares of common stock upon the redemption of 40,000 OP Units in a private placement to a limited partner of the Operating Partnership, an accredited investor, pursuant to Section 4(2) of the Securities Act of 1933.

Item 3 Defaults Upon Senior Securities

None

Item 4 Submission of Matters to a Vote of Security Holders

None

Item 5 Other Information

None

Item 6 Exhibits

a. Exhibits

31.1 31.2 32.1	Section 302 Certification of Arthur Coppola, Chief Executive Officer

Section 302 Certification of Thomas O'Hern, Chief Financial Officer

Section 906 Certification of Arthur Coppola, Chief Executive Officer and Thomas O'Hern,
Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Macerich Company By: /s/ Thomas E. O'Hern Thomas E. O'Hern Executive Vice President and Chief Financial Officer

Date: November 8, 2004

Exhibit Index

Exhibit No.

         (a) Exhibits

Number	Description
31.1 31.2 32.1	Section 302 Certification of Arthur Coppola, Chief Executive Officer

Section 302 Certification of Thomas O'Hern, Chief Financial Officer

Section 906 Certification of Arthur Coppola, Chief Executive Officer and Thomas O'Hern, Chief Financial Officer