Form 10-K
period 2004-12-31
MACERICH CO
filed 2005-03-25
CIK 912242

QuickLinks -- Click here to rapidly navigate through this document
Securities and Exchange Commission Washington, D.C. 20549 FORM 10-K
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2004 or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required)
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

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☒
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

As of June 30, 2004, the aggregate market value of the 35,577,947 shares of Common Stock held by non-affiliates of the registrant was $1.7 billion based upon the closing price ($47.87) on the New York Stock Exchange composite tape on such date. (For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant and certain other shareholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.) As of February 28, 2005, there were 59,370,133 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE Portions of the proxy statement for the annual stockholders meeting to be held in 2005 are incorporated by reference into Part III.

THE MACERICH COMPANY

Annual Report on Form 10-K

For the Year Ended December 31, 2004

TABLE OF CONTENTS

Item No.		Page No.

Part I

1.	Business	1-15

2.	Properties	16-28

3.	Legal Proceedings	28

4.	Submission of Matters to a Vote of Security Holders	28

Part II

5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	29-30

6.	Selected Financial Data	31-34

7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	35-60

7A.	Quantitative and Qualitative Disclosures About Market Risk	60-63

8.	Financial Statements and Supplementary Data	63

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	63

9A.	Controls and Procedures	63-65

9B.	Other Information	65

Part III

10.	Directors and Executive Officers of the Registrant	66

11.	Executive Compensation	66

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters	66-67

13.	Certain Relationships and Related Transactions	67

14.	Principal Accountant Fees and Services	68

Part IV

15.	Exhibits and Financial Statement Schedules	69-142

Signatures		143-144

Certifications		164-166

Part I.

Item 1. Business

General

The Macerich Company (the "Company") is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"). As of December 31, 2004, the Operating Partnership owned or had an ownership interest in 60 regional shopping centers, 18 community shopping centers and six development/redevelopment properties aggregating approximately 62.5 million square feet of gross leasable area ("GLA"). These 84 regional, community and development shopping centers are referred to hereinafter as the "Centers", unless the context otherwise requires. The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Company's management companies, Macerich Property Management Company, LLC, a single-member Delaware limited liability company, Macerich Management Company, a California corporation, Westcor Partners, LLC, a single member Arizona limited liability company, Macerich Westcor Management, LLC, a single member Delaware limited liability company and Westcor Partners of Colorado, LLC, a Colorado limited liability company. The three Westcor management companies are collectively referred to as the "Westcor Management Companies."

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

Recent Developments

A.    Acquisitions

On January 30, 2004, the Company, in a 50/50 joint venture with a private investment company, acquired Inland Center, a 1 million square foot super-regional mall in San Bernardino, California. The total purchase price was $63.3 million and concurrently with the acquisition, the joint venture placed a $54.0 million fixed rate loan on the property. The balance of the Company's pro rata share of the purchase price was funded by cash and borrowings under the Company's line of credit.

On May 11, 2004, the Company acquired an ownership interest in NorthPark Center, a 1.3 million square foot regional mall in Dallas, Texas. The Company's initial investment in the property was $30.0 million which was funded by borrowings under the Company's line of credit. In addition, the Company assumed a pro rata share of debt of $86.6 million and has committed to fund an additional $45.0 million. As of December 31, 2004, the Company's total investment in the joint venture was $49.1 million.

The Macerich Company    1

On July 1, 2004, the Company acquired the Mall of Victor Valley in Victorville, California and on July 20, 2004, the Company acquired La Cumbre Plaza in Santa Barbara, California. The Mall of Victor Valley is a 508,000 square foot regional mall and La Cumbre Plaza is a 494,000 square foot regional mall. The combined total purchase price was $151.3 million. The purchase price for the Mall of Victor Valley included the assumption of an existing fixed rate loan of $54.0 million at 5.25% maturing in March, 2008. Concurrent with the closing of La Cumbre Plaza, a $30.0 million floating rate loan was placed on the property with an initial interest rate of 2.29%. The balance of the purchase price was paid in cash and borrowings from the Company's revolving line of credit.

On November 16, 2004, the Company acquired Fiesta Mall, a 1 million square foot super regional mall in Mesa, Arizona. The total purchase price was $135.2 million which was funded by borrowings under the Company's line of credit. On December 2, 2004, the Company placed a ten year $84.0 million fixed rate loan at 4.88% on the property.

On December 23, 2004, the Company announced that it had signed a definitive agreement to acquire Wilmorite Properties, Inc. and Wilmorite Holdings L.P. ("Wilmorite"). The total purchase price will be approximately $2.33 billion, including the assumption of approximately $878 million of existing debt at an average interest rate of 6.43% and the issuance of convertible preferred units and common units totaling an estimated $320 million. Approximately $210 million of the convertible preferred units can be redeemed, subject to certain conditions, for that portion of the Wilmorite portfolio generally located in the greater Rochester area. The balance of the consideration to Wilmorite's equity holders will be paid in cash. This transaction has been approved by each company's Board of Directors, subject to customary closing conditions. A majority-in-interest of the limited partners of Wilmorite Holdings L.P. and of the stockholders of its general partner, Wilmorite Properties, Inc., have also approved this acquisition. It is currently anticipated that this transaction will be completed in April, 2005. Wilmorite's existing portfolio includes interests in 11 regional malls and two open-air community centers, with 13.4 million square feet of space located in Connecticut, New York, New Jersey, Kentucky and Virginia. Approximately 5 million square feet of gross leaseable area is located at three premier regional malls: Tysons Corner Center in McLean, Virginia, Freehold Raceway Mall in Freehold, New Jersey and Danbury Fair Mall in Danbury, Connecticut.

On December 30, 2004, the Company purchased the unaffiliated owners' 50% tenants in common interest in Paradise Village Ground Leases, Village Center, Village Crossroads, Village Fair and Paradise Village Office Park II. All of these assets are located in Phoenix, Arizona. The total purchase price was $50 million which included the assumption of the unaffiliated owners' share of debt of $15.2 million. The balance of the purchase price was paid in cash and borrowings from the Company's line of credit. Accordingly, the Company now owns 100% of these assets.

On January 11, 2005, the Company became a 15% owner in a joint venture that acquired Metrocenter, a 1.4 million square foot super-regional mall in Phoenix, Arizona. The total purchase price was $160 million and concurrently with the acquisition, the joint venture placed a $112 million loan on the property. The Company's share of the purchase price, net of the debt, was $7.2 million which was funded by cash and borrowings under the Company's line of credit.

2     The Macerich Company

Effective January 21, 2005, the Company formed a 50/50 joint venture with a private investment company. The joint venture acquired a 49% interest in Kierland Commons, a 320,000 square foot mixed use center in Scottsdale, Arizona. The joint venture's purchase price for the interest in the center was $49.0 million. The Company assumed its share of the underlying property debt and funded the remainder of its share of the purchase price by cash and borrowings under the Company's line of credit.

B.    Financing Activity

On February 18, 2004, the Company placed a $79.9 million floating rate loan on the Center at Salisbury. The loan floats at LIBOR plus 1.375% and matures February 20, 2006.

On June 30, 2004, the Company placed a new $85.0 million loan maturing in 2009 on Northridge Mall. The loan floats at LIBOR plus 2.0% for six months and then converts to a fixed rate loan at 4.94%.

On July 19, 2004, the Company placed a new $75.0 million fixed rate loan on Redmond Town Center. The new fixed rate loan bears interest at 4.81%. The proceeds were used to pay off the old $58.4 million loan and a $10.6 million loan at Washington Square. Both loans which were paid off had interest rates of 6.5%.

On July 30, 2004, the Company amended and expanded its revolving line of credit from $425.0 million to $1.0 billion and extended the maturity to July 30, 2007, plus a one year extension. The interest rate was reduced to 1.5% over LIBOR based on the Company's current leverage level.

On October 7, 2004, the Company placed an additional loan for $35.0 million at Washington Square. The loan will mature February 1, 2009 and the interest rate floats at LIBOR plus 2.0%. The proceeds from this loan paid off existing loans at Cascade Mall and Northpoint Plaza totaling $24.0 million at fixed interest rates of 6.5%.

C.    Redevelopment and Development Activity

At Queens Center, the multi-phased $275 million redevelopment and expansion had its grand opening the weekend of November 19, 2004. The project increased the size of the center from 620,000 square feet to approximately 1 million square feet.

At Washington Square in suburban Portland, the Company is proceeding with an expansion project which consists of the addition of 80,000 square feet of shop space. The expansion is underway with substantial completion expected in the fourth quarter of 2005.

In Boulder, Colorado, the Company has received final approval from the City of Boulder's Planning Board for its proposal to transform Crossroads Mall into "Twenty Ninth Street"—an open-air retail, entertainment, restaurant and office district. Macerich has reached agreement with anchors, Century Theatres, Home Depot and Wild Oats Market. Wild Oats and Century will join existing anchor Foley's which is the remaining retailer from the original mall. Twenty Ninth Street is expected to represent approximately 816,000 square feet of GLA upon completion of the project.

The development of San Tan Village progresses. The 500 acre master planned Gilbert project will unfold during several phases of development which will be driven by market and retailers' needs. Upon full

The Macerich Company    3

completion, San Tan Village is expected to represent approximately 3 million square feet of retail space. Phase I, featuring a 29 acre full service power center, will open a Wal-Mart in January 2005, followed by a Sam's Club later in the year. Phase II represents an additional 308,000 square feet of gross leaseable area. Phase II is projected to open September 2005. The regional shopping center component of San Tan Village lies on 120 acres and will represent approximately 1.3 million square feet. Infrastructure improvements are underway. The entertainment district could open as early as 2006 followed by a projected Fall 2007 opening for the majority of the balance of the center.

At NorthPark Center in Dallas, Texas, the joint venture is proceeding with an expansion project which consists of the addition of Nordstrom, AMC Theatres and new specialty retail space which will increase the size of the center from 1.3 million square feet to more than 1.9 million square feet. The project is being built in phases and is being managed by the Company's joint venture partner.

D.    Dispositions

On December 16, 2004, the Company sold the Westbar property, a Phoenix area property that consisted of a collection of ground leases, a shopping center, and land for $47.5 million. The sale resulted in a gain on sale of asset of $6.8 million.

The Shopping Center Industry

General

There are several types of retail shopping centers, which are differentiated primarily based on size and marketing strategy. Regional shopping centers generally contain in excess of 400,000 square feet of GLA and are typically anchored by two or more department or large retail stores ("Anchors") and are referred to as "Regional Shopping Centers" or "Malls". Regional Shopping Centers also typically contain numerous diversified retail stores ("Mall Stores"), most of which are national or regional retailers typically located along corridors connecting the Anchors. Community Shopping Centers, also referred to as "strip centers" or "urban villages" or "specialty centers" are retail shopping centers that are designed to attract local or neighborhood customers and are typically anchored by one or more supermarkets, discount department stores and/or drug stores. Community Shopping Centers typically contain 100,000 square feet to 400,000 square feet of GLA. In addition, freestanding retail stores are located along the perimeter of the shopping centers ("Freestanding Stores"). Anchors, Mall and Freestanding Stores and other tenants typically contribute funds for the maintenance of the common areas, property taxes, insurance, advertising and other expenditures related to the operation of the shopping center.

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

4     The Macerich Company

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

Acquisitions.    The Company focuses on well-located, quality regional shopping centers that are or can be dominant in their trade area and have strong revenue enhancement potential. The Company subsequently improves operating performance and returns from these properties through leasing, management and redevelopment. Since its initial public offering ("IPO"), the Company has acquired interests in shopping centers nationwide. The Company believes that it is geographically well positioned to cultivate and maintain ongoing relationships with potential sellers and financial institutions and to act quickly when acquisition opportunities arise. (See "Recent Developments—Acquisitions").

Leasing and Management.    The Company believes that the shopping center business requires specialized skills across a broad array of disciplines for effective and profitable operations. For this reason, the Company has developed a fully integrated real estate organization with in-house acquisition, accounting, development, finance, leasing, legal, marketing, property management and redevelopment expertise. In addition, the Company emphasizes a philosophy of decentralized property management, leasing and marketing performed by on-site professionals. The Company believes that this strategy results in the optimal operation, tenant mix and drawing power of each Center as well as the ability to quickly respond to changing competitive conditions of the Center's trade area.

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

The Macerich Company    5

Redevelopment.    One of the major components of the Company's growth strategy is its ability to redevelop acquired properties. For this reason, the Company has built a staff of redevelopment professionals who have primary responsibility for identifying redevelopment opportunities that will result in enhanced long-term financial returns and market position for the Centers. The redevelopment professionals oversee the design and construction of the projects in addition to obtaining required governmental approvals. (See "Recent Developments—Redevelopment and Development Activity").

Development.    The Company is pursuing ground-up development projects on a selective basis. The Company believes it can supplement its strong acquisition, operations and redevelopment skills with its ground-up development expertise to further increase growth opportunities. (See "Recent Developments—Redevelopment and Development Activity").

The Centers

As of December 31, 2004, the Centers consist of 60 Regional Shopping Centers, 18 Community Shopping Centers and six development properties aggregating approximately 62.5 million square feet of GLA. The 60 Regional Shopping Centers in the Company's portfolio average approximately 942,388 square feet of GLA and range in size from 2.1 million square feet of GLA at Lakewood Mall to 323,438 square feet of GLA at Panorama Mall. The Company's 18 Community Shopping Centers have an average of 215,170 square feet of GLA. The Centers presently include 254 Anchors totaling approximately 34.2 million square feet of GLA and approximately 8,000 Mall and Freestanding Stores totaling approximately 28.3 million square feet of GLA.

Total consolidated revenues increased to $547.3 million in 2004 from $483.6 million in 2003 primarily due to the 2003 and 2004 acquisitions. Total revenues from joint ventures, at the Company's pro rata share, was $268.6 million in 2004 compared to $242.5 million in 2003. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." No Center generated more than 10% of total shopping center revenues during 2004 and 2003.

Cost of Occupancy

The Company's management believes that in order to maximize the Company's operating cash flow, the Centers' Mall Store tenants must be able to operate profitably. A major factor contributing to tenant

6     The Macerich Company

profitability is cost of occupancy. The following tables summarize occupancy costs for Mall Store tenants in the Centers as a percentage of total Mall Store sales for the last three years:

	For the years ended December 31,
Consolidated Centers:	2002	2003	2004

Minimum rents	8.6%	8.7%	8.3%
Percentage rents	0.3%	0.3%	0.4%
Expense recoveries(1)	3.6%	3.8%	3.7%

Mall tenant occupancy costs	12.5%	12.8%	12.4%

	For the years ended December 31,
Joint Ventures' Centers:	2002	2003	2004

Minimum rents	8.1%	8.1%	7.7%
Percentage rents	0.4%	0.4%	0.5%
Expense recoveries(1)	3.2%	3.2%	3.2%

Mall tenant occupancy costs	11.7%	11.7%	11.4%

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

Major Tenants

The Centers derived approximately 93.8% of their total rents for the year ended December 31, 2004 from Mall and Freestanding Stores. One tenant accounted for approximately 3.6% of minimum rents of the Company, and no other single tenant accounted for more than 3.2% as of December 31, 2004.

The Macerich Company    7

The following tenants (including their subsidiaries) represent the 10 largest tenants in the Company's portfolio (including joint ventures) based upon minimum rents in place as of December 31, 2004:

Tenant	Primary DBA's	Number of Locations in the Portfolio	% of Total Minimum Rents as of December 31, 2004

Limited Brands, Inc.	Victoria Secret/Bath and Body	172	3.6%
The Gap, Inc.	Gap, Old Navy, Banana Republic	91	3.2%
Cingular Wireless, LLC	Cingular Wireless	22	2.0%
Foot Locker, Inc.	Footlocker/Lady Footlocker	136	2.0%
Luxottica Group, Inc.	Lenscrafters/Sunglass Hut	166	1.6%
Sun Capital Partners, Inc.	Anchor Blue, Mervyn's, Musicland	97	1.6%
J.C. Penney Company, Inc.	J.C. Penney	41	1.3%
Zale Corporation	Zales	92	1.2%
Abercrombie & Fitch	Abercrombie & Fitch	30	0.9%
Federated Department Stores	Macy's/Federated	29	0.8%

(1)
Includes Cingular Wireless office headquarters located at Redmond Town Center.

Mall and Freestanding Stores

Mall and Freestanding Store leases generally provide for tenants to pay rent comprised of a fixed base (or "minimum") rent and a percentage rent based on sales. In some cases, tenants pay only a fixed minimum rent, and in some cases, tenants pay only percentage rents. Historically, most leases for Mall and Freestanding Stores contain provisions that allow the Centers to recover their costs for maintenance of the common areas, property taxes, insurance, advertising and other expenditures related to the operations of the Center. Recently, the Company began entering into leases requiring tenants to pay a stated amount for such operating expenses, generally excluding property taxes, regardless of the expenses the Company actually incurs at any center.

The Company uses tenant spaces of 10,000 square feet and under for comparing rental rate activity. Tenant space of 10,000 square feet and under in the portfolio at December 31, 2004 comprises 69.4% of all Mall and Freestanding Store space. The Company believes that to include space over 10,000 square feet would provide a less meaningful comparison.

When an existing lease expires, the Company is often able to enter into a new lease with a higher base rent component. The average base rent for new Mall and Freestanding Store leases at the consolidated Centers, 10,000 square feet and under, commencing during 2004 was $35.31 per square foot, or 22% higher than the average base rent for all Mall and Freestanding Stores at the consolidated Centers, 10,000 square feet and under, expiring during 2004 of $28.84 per square foot.

8     The Macerich Company

The following tables set forth for the Centers the average base rent per square foot of Mall and Freestanding GLA, for tenants 10,000 square feet and under, as of December 31 for each of the past three years on a prorata basis:

Consolidated Centers: December 31,	Average Base Rent Per Square Foot(1)	Average Base Rent Per Sq. Ft. on Leases Commencing During the Year(2)	Average Base Rent Per Sq. Ft. on Leases Expiring During the Year(3)

2002	$30.90	$40.80	$27.64
2003	$31.71	$36.77	$29.93
2004	$32.60	$35.31	$28.84

Joint Ventures' Centers: December 31,	Average Base Rent Per Square Foot(1)	Average Base Rent Per Sq. Ft. on Leases Commencing During the Year(2)	Average Base Rent Per Sq. Ft. on Leases Expiring During the Year(3)

2002	$30.34	$36.43	$25.90
2003	$31.29	$37.00	$27.83
2004	$33.39	$36.86	$29.32

(1)
Average base rent per square foot is based on Mall and Freestanding Store GLA for spaces 10,000 square feet and under occupied as of December 31 for each of the Centers owned by the Company in 2002, 2003 and 2004.

(2)
The average base rent on lease signings commencing during the year represents the actual rent to be paid on a per square foot basis during the first twelve months. Additionally, lease signings for the expansion area of Queens Center and La Encantada are excluded.

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

The Macerich Company    9

Anchors or tenants at one or more Centers. Certain Anchors or tenants recently have announced pending mergers or have been acquired by another entity. Although such transactions may result in the subsequent closure of some of their stores at the Centers, the Company does not believe that any such closures will have a material adverse impact on its operations. See "—Anchor Table."

Retail stores at the Centers other than Anchors may also seek the protection of the bankruptcy laws and/or close stores, which could result in the termination of such tenants' leases and thus cause a reduction in the cash flow generated by the Centers. Although no single retailer accounts for greater than 3.6% of total minimum rents, the bankruptcy and/or closure of stores could result in decreased occupancy levels, reduced rental income or otherwise adversely impact the Centers. Although certain tenants have filed for bankruptcy, the Company does not believe such filings and any subsequent closures of their stores will have a material adverse impact on its operations.

Lease Expirations

The following tables show scheduled lease expirations (for Centers owned as of December 31, 2004 of Mall and Freestanding Stores 10,000 square feet and under for the next ten years, assuming that none of the tenants exercise renewal options:

Consolidated Centers: Year Ending December 31,	Number of Leases Expiring	Approximate GLA of Expiring Leases(1)	Leased GLA Represented by Expiring Leases(2)	Base Rent per Square Foot of Expiring Leases(1)

2005	453	942,773	13.37%	$30.71
2006	365	821,544	11.65%	$29.94
2007	341	747,748	10.60%	$30.96
2008	311	623,795	8.84%	$35.56
2009	291	618,037	8.76%	$34.02
2010	332	725,209	10.28%	$38.50
2011	345	904,248	12.82%	$37.65
2012	229	636,254	9.02%	$32.98
2013	133	313,127	4.44%	$36.35
2014	164	397,469	5.64%	$36.90

10     The Macerich Company

Joint Ventures' (at Company's pro rata share) Centers: Year Ending December 31,	Number of Leases Expiring	Approximate GLA of Expiring Leases(1)	Leased GLA Represented by Expiring Leases(2)	Base Rent per Square Foot of Expiring Leases(1)

2005	380	420,730	12.47%	$30.18
2006	352	410,583	12.17%	$31.08
2007	337	382,164	11.33%	$32.06
2008	342	384,538	11.40%	$33.26
2009	312	376,570	11.16%	$33.42
2010	257	269,614	7.99%	$38.04
2011	245	309,119	9.16%	$39.39
2012	189	216,744	6.42%	$39.66
2013	179	209,502	6.21%	$40.17
2014	173	230,097	6.82%	$36.60

(1)
Currently, 52% of leases have provisions for future consumer price index increases which are not reflected in ending lease rent.

(2)
For leases 10,000 square feet and under. Leases for the expansion area of Queens Center and La Encantada are excluded.

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

Anchors accounted for approximately 6.2% of the Company's total rent for the year ended December 31, 2004.

The Macerich Company    11

The following table identifies each Anchor, each parent company that owns multiple Anchors and the number of square feet owned or leased by each such Anchor or parent company in the Company's portfolio at December 31, 2004:

Name	Number of Anchor Stores	GLA Owned by Anchor	GLA Leased by Anchor	Total GLA Occupied By Anchor

Sears(1)	42	3,559,952	1,979,768	5,539,720
J.C. Penney	41	1,736,595	3,705,296	5,441,891
May Department Stores Co.(2)
Robinsons-May	16	2,011,033	919,491	2,930,524
Foley's	6	1,155,316	—	1,155,316
Hecht's	2	140,000	143,426	283,426
Marshall Field's	2	115,193	100,790	215,983
Meier & Frank	2	242,505	200,000	442,505
Famous-Barr	1	180,000	—	180,000
Lord and Taylor(3)	1	—	120,000	120,000

Total	30	3,844,047	1,483,707	5,327,754
Dillard's	28	3,287,485	1,117,745	4,405,230
Federated Department Stores(2)
Macy's	28	2,932,190	1,363,651	4,295,841
Sun Capital Partners, Inc.(4)
Mervyn's	19	888,611	627,412	1,516,023
Target(5)	12	774,370	651,675	1,426,045
Nordstrom	8	535,773	728,369	1,264,142
Saks, Inc.
Younkers	6	—	609,177	609,177
Herberger's	5	269,969	202,778	472,747
Saks Fifth Avenue	1	—	92,000	92,000

Total	12	269,969	903,955	1,173,924
Gottschalks	8	332,638	608,772	941,410
Wal-Mart(6)	2	372,000	—	372,000
Neiman Marcus	2	—	321,450	321,450
Boscov's	2	—	314,717	314,717
Steve & Barry's University Sportswear	2	148,750	157,000	305,750
Burlington Coat Factory	3	186,570	100,709	287,279
Von Maur	3	186,686	59,563	246,249
Home Depot (Expo Design Center)	2	—	234,404	234,404
Belk	2	—	149,685	149,685
Lowe's	1	135,197	—	135,197
Best Buy	2	129,441	—	129,441
Kohl's	1	—	114,359	114,359
Dick's Sporting Goods	1	—	97,241	97,241
Gordmans	1	—	60,000	60,000
Peebles	1	—	42,090	42,090
Beall's	1	—	40,000	40,000

Total	254	19,320,274	14,861,568	34,181,842

(1)
On November 17, 2004, Kmart Holding Corporation and Sears, Roebuck and Co. signed a merger agreement that will combine Sears and Kmart into a new retail company named Sears Holding Corporation. The merger is expected to close at the end of March 2005. See "—Bankruptcy and/or Closure of Retail Stores."

(2)
Federated Department Stores, Inc. and The May Department Stores Company announced on February 28, 2005 that they have agreed to merge with Federated becoming the surviving company. The merger is expected to close in the third quarter of 2005. See "—Bankruptcy and/or Closure of Retail Stores."

(3)
Lord and Taylor closed their FlatIron Crossing store in January 2005.

12     The Macerich Company

(4)
Mervyn's was acquired by an investor group, including Sun Capital Partners, Inc. on September 2, 2004.

(5)
Target is scheduled to open at Valley Mall in Summer 2005.

(6)
Wal-Mart opened at San Tan Village in January 2005.

Environmental Matters

Under various federal, state and local laws, ordinances and regulations, a current or prior owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of investigation, removal or remediation of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's or operator's ability to sell or rent such property or to borrow using such property as collateral. Persons or entities who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of a release of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person or entity. Certain environmental laws impose liability for release of asbestos-containing materials ("ACMs") into the air and third parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to ACMs. In connection with the ownership (direct or indirect), operation, management, development and redevelopment of real properties, the Company may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and therefore potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property.

Each of the Centers has been subjected to a Phase I audit (which involves review of publicly available information and general property inspections, but does not involve soil sampling or ground water analysis) completed by an environmental consultant.

Based on these audits, and on other information, the Company is aware of the following environmental issues that may reasonably result in costs associated with future investigation or remediation, or in environmental liability:

  •
  Asbestos. The Company has conducted ACM surveys at various locations within the Centers. The surveys indicate that ACMs are present or suspected in certain areas, primarily vinyl floor tiles, mastics, roofing materials, drywall tape and joint compounds. The identified ACMs are generally non-friable, in good condition, and possess low probabilities for disturbance. At certain Centers where ACMs are present or suspected, however, some ACMs have been or may be classified as "friable," and ultimately may require removal under certain conditions. The Company has developed and implemented an operations and maintenance ("O&M") plan to manage ACMs in place.

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

The Macerich Company    13

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

PCE has been detected in soil and groundwater in the vicinity of a dry cleaning establishment at North Valley Plaza, formerly owned by a joint venture of which the Company was a 50% member. The property was sold on December 18, 1997. The California Department of Toxic Substances Control ("DTSC") advised the Company in 1995 that very low levels of Dichloroethylene ("1,2 DCE"), a degradation byproduct of PCE, had been detected in a municipal water well located 1/4 mile west of the dry cleaners, and that the dry cleaning facility may have contributed to the introduction of 1,2 DCE into the water well. According to the DTSC, the maximum contaminant level ("MCL") for 1,2 DCE which is permitted in drinking water is 6 parts per billion ("ppb"). The 1,2 DCE was detected in the water well at a concentration of 1.2 ppb, which is below the MCL. The Company has retained an environmental consultant and has initiated extensive testing of the site. The joint venture agreed (between itself and the buyer) that it would be responsible for continuing to pursue the investigation and remediation of impacted soil and groundwater resulting from releases of PCE from the former dry cleaner. A total of $97,603 and $77,803 have already been incurred by the joint venture for remediation, professional and legal fees for the years ending December 31, 2004 and 2003, respectively. The Company has been sharing costs with former owners of the property. An additional $83,715 remains reserved at December 31, 2004.

The Company acquired Fresno Fashion Fair in December 1996. Asbestos was detected in structural fireproofing throughout much of the Center. Testing data conducted by professional environmental consulting firms indicates that the fireproofing is largely inaccessible to building occupants and is well adhered to the structural members. Additionally, airborne concentrations of asbestos were well within OSHA's permissible exposure limit of .1 fcc. The accounting at acquisition included a reserve of $3.3 million to cover future removal of this asbestos, as necessary. The Center was recently renovated and a substantial amount of the asbestos was removed. The Company incurred $121,565 and $1,622,269 in remediation costs for the years ending December 31, 2004 and 2003, respectively. An additional $618,518 remains reserved at December 31, 2004.

Insurance

The Centers have comprehensive liability, fire, flood, terrorism, extended coverage and rental loss insurance. The Company or the joint venture owner, as applicable, also currently carries earthquake insurance covering the Centers located in California. Such policies are subject to a deductible equal to 5% of the total insured value of each Center, a $100,000 per occurrence minimum and a combined annual aggregate loss limit of $200 million on the Centers located in California. While the Company or the relevant joint venture also carries terrorism insurance on the Centers, the policies are subject to a $10,000 deductible and a combined annual aggregate loss limit of $400 million for both certified and non-certified acts of terrorism. Management believes that such insurance policies have specifications and insured limits customarily carried for similar

14     The Macerich Company

properties. See—"Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Uninsured Losses."

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

Employees

As of December 31, 2004, the Company and the management companies employ 2,148 persons, including eight executive officers, personnel in the areas of acquisitions and business development (5), property management (872), leasing (102), redevelopment/development (54), financial services (155) and legal affairs (36). In addition, in an effort to minimize operating costs, the Company generally maintains its own security staff (895) and in some cases a maintenance staff (21). The Company primarily engages a third party to handle maintenance at the Centers. Unions represent 29 of these employees. The Company believes that relations with its employees are good.

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
    Compensation Committee Charter
    Executive Committee Charter
    Nominating and Corporate Governance Committee Charter

You may also request copies of any of these documents by writing to:

    Attention: Corporate Secretary
    The Macerich Company
    401 North Wilshire Blvd., Suite 700
    Santa Monica, CA 90401

The Macerich Company    15

Item 2. Properties

Company's Ownership	Name of Center/ Location(1)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(2)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Anchors	Sales Per Square Foot(3)

WHOLLY OWNED:
100%	Capitola Mall(4) Capitola, California	1977/1995	1988	586,588	196,871	94.3%	Gottschalks, Macy's, Mervyn's, Sears	$329
100%	Chandler Fashion Center Chandler, Arizona	2001/2002	—	1,322,359	637,199	98.0%	Dillard's, Robinsons-May, Nordstrom, Sears	458
100%	Chesterfield Towne Center Richmond, Virginia	1975/1994	2000	1,033,878	423,489	93.0%	Dillard's (two)(5), Hecht's, Sears, J.C. Penney	316
100%	Citadel, The Colorado Springs, Colorado	1972/1997	1995	995,352	400,012	87.3%	Dillard's, Foley's, J.C. Penney, Mervyn's	316
100%	Crossroads Mall Oklahoma City, Oklahoma	1974/1994	1991	1,267,582	551,325	83.1%	Dillard's, Foley's, J.C. Penney, Steve & Barry's University Sportswear(6)	246
100%	Fiesta Mall Mesa, Arizona	1979/2004	1999	1,035,806	312,250	90.1%	Dillard's, Macy's, Robinsons-May, Sears	356
100%	Flagstaff Mall Flagstaff, Arizona	1979/2002	1986	353,951	149,939	100.0%	Dillard's, J.C. Penney, Sears	306
100%	FlatIron Crossing Broomfield, Colorado	2000/2002	—	1,541,339	777,598	98.4%	Dillard's, Foley's, Nordstrom, Lord & Taylor(7), Dick's Sporting Goods	396
100%	Fresno Fashion Fair Fresno, California	1970/1996	2003	874,058	313,177	100.0%	Gottschalks, J.C. Penney, Macy's (two)	489
100%	Greeley Mall Greeley, Colorado	1973/1986	2003	555,186	285,282	94.5%	Dillard's (two), J.C. Penney, Sears	255
100%	Green Tree Mall Clarksville, Indiana	1968/1975	2004 ongoing	811,266	307,270	84.0%	Dillard's(8), J.C. Penney, Sears, Target	372
100%	Holiday Village Mall(4) Great Falls, Montana	1959/1979	1992	496,372	273,647	69.0%	Herberger's, J.C. Penney, Sears	234
100%	La Cumbre Plaza(4) Santa Barbara, California	1967/2004	2003	494,535	177,535	94.8%	Robinsons-May, Sears	382
100%	Northgate Mall San Rafael, California	1964/1986	1987	741,219	270,888	90.1%	Macy's, Mervyn's, Sears	355
100%	Northridge Mall Salinas, California	1972/2003	2002	863,832	326,852	95.5%	J.C. Penney, Macy's, Mervyn's, Sears	372
100%	Northwest Arkansas Mall Fayetteville, Arkansas	1972/1998	1997	822,126	308,456	93.1%	Dillard's (two), J.C. Penney, Sears	344
100%	Pacific View Ventura, California	1965/1996	2000	1,045,013	411,199	98.6%	J.C. Penney, Macy's, Robinsons-May, Sears	385
100%	Panorama Mall Panorama, California	1955/1979	1980	323,438	158,438	100.0%	Wal-Mart	334
100%	Paradise Valley Mall Phoenix, Arizona	1979/2002	1998	1,220,236	414,808	96.3%	Dillard's, J.C. Penney, Macy's, Robinsons-May, Sears	347

16     The Macerich Company

100%	Prescott Gateway Prescott, Arizona	2002/2002	2004	585,434	341,246	81.6%	Dillard's, Sears, J.C. Penney	$231
100%	Queens Center(4) Queens, New York	1973/1995	2004	963,041	408,274	95.6%	J.C. Penney, Macy's	799
100%	Rimrock Mall Billings, Montana	1978/1996	1999	595,643	295,768	91.7%	Dillard's (two), Herberger's, J.C. Penney	329
100%	Salisbury, Centre at Salisbury, Maryland	1990/1995	1990	773,922	276,506	93.7%	Boscov's, J.C. Penney, Hecht's, Sears	366
100%	Somersville Towne Center Antioch, California	1966/1986	2004	501,505	173,283	93.3%	Sears, Gottschalks, Mervyn's, Macy's(9)	351
100%	South Plains Mall Lubbock, Texas	1972/1998	1995	1,143,706	401,919	90.2%	Beall's, Dillard's (two), J.C. Penney, Meryvn's, Sears	332
100%	South Towne Center Sandy, Utah	1987/1997	1997	1,268,705	492,193	91.2%	Dillard's, J.C. Penney, Mervyn's, Target, Meier & Frank	355
100%	The Oaks Thousand Oaks, California	1978/2002	1993	1,067,422	341,347	93.6%	J.C. Penney, Macy's (two), Robinsons-May (two)	507
100%	Valley View Center Dallas, Texas	1973/1997	2004	1,647,422	589,525	90.7%	Dillard's, Foley's, J.C. Penney, Sears	288
100%	Victor Valley, Mall of Victorville, California	1986/2004	2001	508,295	234,446	97.5%	Gottschalks, J.C. Penney, Mervyn's, Sears	403
100%	Vintage Faire Mall Modesto, California	1977/1996	2001	1,083,313	383,394	97.4%	Gottschalks, J.C. Penney, Macy's (two), Sears	461
100%	Westside Pavilion Los Angeles, California	1985/1998	2000	666,978	308,850	95.3%	Nordstrom, Robinsons-May	430

	Total/Average Wholly Owned			27,189,522	10,942,986	92.6%		$368

JOINT VENTURES (VARIOUS PARTNERS):
33%	Arrowhead Towne Center Glendale, Arizona	1993/2002	2004	1,129,540	391,126	96.6%	Dillard's, Robinsons-May, J.C. Penney, Sears, Mervyn's	$465
50%	Biltmore Fashion Park Phoenix, Arizona	1963/2003	1993	608,976	303,976	95.9%	Macy's, Saks Fifth Avenue	576
50%	Broadway Plaza(4) Walnut Creek, California	1951/1985	1994	698,108	252,611	98.9%	Macy's (two), Nordstrom	711
50.1%	Corte Madera, Village at Corte Madera, California	1985/1998	1994	433,443	215,443	98.0%	Macy's, Nordstrom	613
50%	Desert Sky Mall Phoenix, Arizona	1981/2002	1993	896,789	302,200	83.2%	Sears, Dillard's, Burlington Coat Factory, Mervyn's, Steve & Barry's University Sportswear(6)	278
50%	Inland Center(4) San Bernardino, California	1966/2004	2004	1,032,822	249,148	81.6%	Macy's, Robinsons-May, Sears, Gottschalks	486
50%	NorthPark Center(4) Dallas, Texas	1965/2004	2004 ongoing	1,264,219	493,297	86.7%	Dillard's, Foley's, Neiman Marcus	665

The Macerich Company    17

50%	Scottsdale Fashion Square(10) Scottsdale, Arizona	1961/2002	2003	2,052,148	850,729	90.6%	Dillard's, Robinsons-May, Macy's, Nordstrom, Neiman Marcus	$589
33%	Superstition Springs Center(4) Mesa, Arizona	1990/2002	2002	1,268,246	421,707	92.5%	Burlington Coat Factory, Dillard's, Robinsons-May, J.C. Penney, Sears, Mervyn's, Best Buy	387
19%	West Acres Fargo, North Dakota	1972/1986	2001	950,206	397,651	99.2%	Marshall Field's, Herberger's, J.C. Penney, Sears	403

	Total/Average Joint Ventures (Various Partners)			10,334,497	3,877,888	92.0%		$519

PACIFIC PREMIER RETAIL TRUST PROPERTIES:
51%	Cascade Mall Burlington, Washington	1989/1999	1998	588,069	263,833	91.8%	Macy's (two), J.C. Penney, Sears, Target	$348
51%	Kitsap Mall(4) Silverdale, Washington	1985/1999	1997	845,606	335,623	95.2%	Macy's, J.C. Penney, Gottschalks, Mervyn's, Sears	411
51%	Lakewood Mall Lakewood, California	1953/1975	2001	2,093,006	985,022	97.1%	Home Depot, Target, J.C. Penney, Macy's, Mervyn's, Robinsons-May	393
51%	Los Cerritos Center Cerritos, California	1971/1999	1998	1,288,245	486,964	97.4%	Macy's, Mervyn's, Nordstrom, Robinsons-May, Sears	473
51%	Redmond Town Center(4)(10) Redmond, Washington	1997/1999	2004	1,286,010	1,176,010	97.3%	Macy's	357
51%	Stonewood Mall(4) Downey, California	1953/1997	1991	930,086	359,339	97.3%	J.C. Penney, Mervyn's, Robinsons-May, Sears	409
51%	Washington Square Portland, Oregon	1974/1999	2004 ongoing	1,380,358	446,022	98.8%	J.C. Penney, Meier & Frank, Mervyn's, Nordstrom, Sears	605

	Total/Average Pacific Premier Retail Trust Properties			8,411,380	4,052,813	96.9%		$437

SDG MACERICH PROPERTIES, L.P. PROPERTIES:
50%	Eastland Mall(4) Evansville, Indiana	1978/1998	1996	1,030,739	541,595	95.9%	Famous-Barr, J.C. Penney, Macy's	$372
50%	Empire Mall(4) Sioux Falls, South Dakota	1975/1998	2000	1,338,774	593,252	95.0%	Marshall Field's, J.C. Penney, Gordmans, Kohl's, Sears, Target, Younkers	382
50%	Granite Run Mall Media, Pennsylvania	1974/1998	1993	1,047,058	546,249	94.0%	Boscov's, J.C. Penney, Sears	288
50%	Lake Square Mall Leesburg, Florida	1980/1998	1995	560,814	264,777	85.2%	Belk, J.C. Penney, Sears, Target	286
50%	Lindale Mall Cedar Rapids, Iowa	1963/1998	1997	688,015	382,452	90.4%	Sears, Von Maur, Younkers	306

18     The Macerich Company

50%	Mesa Mall Grand Junction, Colorado	1980/1998	2003	836,620	410,803	90.9%	Herberger's, J.C. Penney, Mervyn's, Sears, Target	$330
50%	NorthPark Mall Davenport, Iowa	1973/1998	2001	1,076,751	425,218	85.5%	J.C. Penney, Dillard's, Sears, Von Maur, Younkers	252
50%	Rushmore Mall Rapid City, South Dakota	1978/1998	1992	837,766	433,106	93.4%	Herberger's, J.C. Penney, Sears, Target	347
50%	Southern Hills Mall Sioux City, Iowa	1980/1998	2003	795,974	482,397	86.9%	Sears, Younkers, J.C. Penney(11)	321
50%	SouthPark Mall Moline, Illinois	1974/1998	1990	1,025,935	447,879	85.5%	J.C. Penney, Sears, Younkers, Von Maur, Dillard's(12)	214
50%	SouthRidge Mall Des Moines, Iowa	1975/1998	1998	882,012	493,260	77.7%	Sears, Younkers, J.C. Penney, Target	198
50%	Valley Mall Harrisonburg, Virginia	1978/1998	1992	487,429	179,631	89.6%	Belk, J.C. Penney, Peebles, Target (13)	278

	Total/Average SDG Macerich Properties, L.P. Properties			10,607,887	5,200,619	89.5%		$302

	Total/Average Joint Ventures			29,353,764	13,131,320	92.5%		$414

	Total/Average before Community/Specialty Centers			56,543,286	24,074,306	92.6%		$391

COMMUNITY/SPECIALTY CENTERS:
100%	Borgata Scottsdale, Arizona	1981/2002	—	88,739	88,739	79.5%	—	$389
75%	Camelback Colonnade Phoenix, Arizona	1961/2002	1994	620,987	540,987	82.7%	Mervyn's	287
100%	Carmel Plaza Carmel, California	1974/1998	1993	115,616	115,616	92.1%	—	418
50%	Chandler Blvd. Shops Chandler, Arizona	2001/2002	2004	173,838	173,838	97.6%	—	378
50%	Chandler Festival Chandler, Arizona	2001/2002	—	503,735	368,538	98.3%	Lowe's	278
50%	Chandler Gateway Chandler, Arizona	2001/2002	—	256,889	125,838	94.8%	The Great Indoors	388
50%	Chandler Village Center Chandler, Arizona	2004/2002	2004 ongoing	238,255	95,122	100.0%	Target	N/A
100%	Great Falls Marketplace Great Falls, Montana	1997/1997	—	215,024	215,024	98.1%	—	160
50%	Hilton Village(4)(10) Scottsdale, Arizona	1982/2002	—	96,640	96,640	87.0%	—	463
100%	Paradise Village Office Park II(10)(14) Phoenix, Arizona	1982/2002	—	47,463	47,463	80.4%	—	N/A
50%	Promenade Sun City, Arizona	1983/2002	—	70,179	70,179	70.2%	—	236
46%	Scottsdale 101(4) Phoenix, Arizona	2002/2002	2004 ongoing	568,538	467,163	96.0%	Expo Design Center	205
100%	Village Center(14) Phoenix, Arizona	1985/2002	—	170,801	59,055	90.4%	Target	290

The Macerich Company    19

100%	Village Crossroads(14) Phoenix, Arizona	1993/2002	—	187,336	86,627	75.8%	Burlington Coat Factory	$363
100%	Village Fair(14) Phoenix, Arizona	1989/2002	—	271,417	207,817	94.6%	Best Buy	213
100%	Village Plaza Phoenix, Arizona	1978/2002	—	79,810	79,810	97.2%	—	266
100%	Village Square I Phoenix, Arizona	1978/2002	—	21,606	21,606	93.7%	—	180
100%	Village Square II Phoenix, Arizona	1978/2002	—	146,193	70,393	100.0%	Mervyn's	184

	Total/Average Community/Specialty Centers			3,873,066	2,930,455	91.6%		$313

	Total before major development and redevelopment properties and other assets			60,416,352	27,004,761	92.5%		$387

MAJOR DEVELOPMENT AND REDEVELOPMENT PROPERTIES:
100%	La Encantada Tucson, Arizona	2002/2002	2004 ongoing	254,967	254,967	(15)	—	N/A
100%	Park Lane Mall(4) Reno, Nevada	1967/1978	1998	369,922	240,202	(15)	Gottschalks	N/A
37.5%	San Tan Village(16) Gilbert, Arizona	2004/2004	2004 ongoing	421,669	214,669	(15)	Wal-Mart	N/A
100%	Santa Monica Place Santa Monica, California	1980/1999	1990	560,685	277,435	(15)	Macy's, Robinsons-May	N/A
100%	Twenty-Ninth Street(4) Boulder, Colorado	1963/1979	2004 ongoing	175,601	25,320	(15)	Foley's	N/A
100%	Westside Pavilion Adjacent Los Angeles, California	1985/1998	2004 ongoing	90,982	90,982	(15)		N/A

	Total Major Development and Redevelopment Properties			1,873,826	1,103,575

OTHER ASSETS:
100%	Paradise Village ground leases(14) Phoenix, Arizona	— /2002		169,490	169,490	100%	—	N/A

	Total Other Assets			169,490	169,490			100%

	Grand Total at December 31, 2004			62,459,668	28,277,826
(1)
With respect to 67 Centers, the underlying land controlled by the Company is owned in fee entirely by the Company, or, in the case of jointly-owned Centers, by the joint venture property partnership or limited liability company. With respect to the remaining Centers, the underlying land controlled by the Company is owned by third parties and leased to the Company, the property partnership or the limited liability company pursuant to long-term ground leases. Under the terms of a typical ground lease, the Company, the property partnership or the limited liability company pays rent for the use of the land and is generally responsible for all costs and expenses associated with the building and improvements. In some cases, the Company, the property partnership or the limited liability company has an option or right of first refusal to purchase the land. The termination dates of the ground leases range from 2013 to 2132.

(2)
Includes GLA attributable to Anchors (whether owned or non-owned) and Mall and Freestanding Stores as of December 31, 2004.

(3)
Sales are based on reports by retailers leasing Mall and Freestanding Stores for the twelve months ending December 31, 2004 for tenants which have occupied such stores for a minimum of 12 months. Sales per square foot are based on tenants 10,000 square feet and under, excluding theaters.

(4)
Portions of the land on which the Center is situated are subject to one or more ground leases.

(5)
Dillard's consolidated their two anchors stores into one in February 2005.

(6)
Steve & Barry's University Sportswear opened at Desert Sky in August 2004 and at Crossroads Oklahoma in November 2004.

20     The Macerich Company

(7)
Lord & Taylor closed their 120,000 square foot store in January 2005.

(8)
Dillard's is scheduled to complete a 58,000 square foot expansion in March 2005.

(9)
Federated Department Stores opened a new 107,000 square foot Macy's store in July 2004.

(10)
The office portion of this mixed-use development does not have retail sales.

(11)
J.C. Penney opened a new 100,000 square foot store in August 2004.

(12)
Dillard's opened a new 128,000 square foot store in October 2004.

(13)
Target is scheduled to open a new 116,000 square foot store in Summer 2005.

(14)
On December 31, 2004, the Company purchased its joint venture partner's 50% interest in these Centers.

(15)
Tenant spaces have been intentionally held off the market and remain vacant because of major development or redevelopment plans. As a result, the Company believes the percentage of mall and freestanding GLA leased and the sales per square foot at these major redevelopment properties is not meaningful data.

(16)
Wal-Mart opened in January 2005.

The Macerich Company    21

Mortgage Debt

The following table sets forth certain information regarding the mortgages encumbering the Centers, including those Centers in which the Company has less than a 100% interest. The information set forth below is as of December 31, 2004.

Property Pledged as Collateral	Fixed or Floating	Annual Interest Rate	12-31-04 Balance (000's) (A)	Annual Debt Service (000's)	Maturity Date	Balance Due on Maturity (000's)	Earliest Date on which all Notes Can Be Defeased or Be Prepaid

Consolidated Centers:
Borgata	Fixed	5.39%	$15,941	$1,380	10/11/2007	$14,352	Any Time
Capitola Mall	Fixed	7.13%	44,038	4,558	5/15/2011	32,724	Any Time
Carmel Plaza	Fixed	8.18%	27,426	2,421	5/1/2009	25,642	Any Time
Chandler Fashion Center	Fixed	5.48%	178,646	12,516	11/1/2012	152,097	11/1/2005
Chesterfield Towne Center(1)	Fixed	9.07%	59,696	6,580	1/1/2024	1,087	1/1/2006
Citadel	Fixed	7.20%	65,911	6,648	1/1/2008	59,962	Any Time
Fiesta Mall(2)	Fixed	4.88%	84,000	4,231	1/1/2015	84,000	12/2/2007
Flagstaff Mall	Fixed	5.39%	13,668	1,452	1/1/2006	12,894	Any Time
FlatIron Crossing	Fixed	5.23%	197,170	13,224	12/1/2013	164,187	11/1/2005
Fresno Fashion Fair	Fixed	6.52%	66,415	5,244	8/10/2008	62,890	Any Time
Greeley Mall	Fixed	6.18%	29,382	2,359	9/1/2013	23,446	8/31/2006
La Cumbre Plaza(3)	Floating	3.28%	30,000	984	8/9/2007	30,000	Any Time
La Encantada(4)	Floating	4.03%	42,648	1,719	12/1/2005	42,648	Any Time
Northridge Mall(5)	Fixed	4.84%	85,000	5,438	7/1/2009	78,769	Any Time
Northwest Arkansas Mall	Fixed	7.33%	55,937	5,209	1/10/2009	49,304	Any Time
Pacific View	Fixed	7.16%	92,703	7,779	8/31/2011	83,046	Any Time
Panorama Mall(6)	Floating	3.15%	32,250	1,016	12/31/2005	32,250	Any Time
Paradise Valley Mall	Fixed	5.89%	23,870	2,196	5/1/2009	19,863	Any Time
Paradise Valley Mall	Fixed	5.39%	78,797	6,072	1/1/2007	74,889	Any Time
Paradise Village Ground Leases	Fixed	5.39%	7,463	670	3/1/2006	7,134	Any Time
Prescott Gateway(7)	Floating	3.63%	35,280	1,281	7/31/2007	35,280	1/31/2005
Queens Center	Fixed	6.88%	94,792	7,595	3/1/2009	88,651	Any Time
Queens Center(8)	Floating	4.78%	195,487	9,344	3/1/2013	195,487	2/19/2008
Rimrock Mall	Fixed	7.45%	44,571	3,841	10/1/2011	40,025	Any Time
Salisbury, Center at(9)	Floating	2.75%	79,875	2,196	2/20/2006	79,875	Any Time
Santa Monica Place	Fixed	7.70%	81,958	7,272	11/1/2010	75,439	Any Time
Scottsdale 101/Associates(10)	Floating	4.14%	38,056	1,575	5/1/2006	38,056	Any Time
South Plains Mall	Fixed	8.22%	61,377	5,448	3/1/2009	57,557	Any Time
South Towne Center	Fixed	6.61%	64,000	4,289	10/10/2008	64,000	Any Time
The Oaks(11)	Floating	2.64%	108,000	2,851	7/1/2005	108,000	Any Time
Valley View Mall	Fixed	7.89%	51,000	4,080	10/10/2006	51,000	Any Time
Victor Valley, Mall of	Fixed	4.60%	54,729	3,645	3/1/2008	50,084	Any Time
Village Center	Fixed	5.39%	7,248	748	4/1/2006	6,782	Any Time
Village Crossroads	Fixed	4.81%	4,695	447	9/1/2005	4,538	Any Time
Village Fair North	Fixed	5.89%	11,823	983	7/15/2008	10,710	Any Time
Village Plaza	Fixed	5.39%	5,316	564	11/1/2006	4,757	Any Time
Village Square I & II	Fixed	5.39%	4,659	492	2/1/2006	4,394	Any Time
Vintage Faire Mall	Fixed	7.89%	67,101	6,099	9/1/2010	61,372	Any Time
Westside Pavilion	Fixed	6.67%	96,192	7,538	7/1/2008	91,133	Any Time

Total—Consolidated Centers			$2,337,120

22     The Macerich Company

Joint Venture Centers (at Company's pro rata share):
Arrowhead Towne Center(33.33%)	Fixed	6.38%	$28,076	$2,240	10/1/2011	$24,256	Any Time
Biltmore Fashion Park (50%)	Fixed	4.68%	42,842	2,433	7/10/2009	34,972	Any Time
Boulevard Shops(50%)(12)	Floating	4.28%	5,361	164	1/1/2006	5,361	Any Time
Broadway Plaza (50%)	Fixed	6.68%	32,913	3,089	8/1/2008	29,315	Any Time
Camelback Colonnade(75%)	Fixed	4.81%	24,207	2,529	1/1/2006	22,719	Any Time
Chandler Festival(50%)	Fixed	4.37%	15,704	960	10/1/2008	14,583	11/14/2005
Chandler Gateway(50%)	Fixed	5.19%	9,843	660	10/1/2008	9,223	2/1/2006
Chandler Village Center (50%)	Floating	4.14%	6,723	278	12/19/2006	6,723	Any Time
Corte Madera, Village at (50.1%)	Fixed	7.75%	34,176	3,101	11/1/2009	31,533	Any Time
Desert Sky Mall(50%)	Fixed	5.42%	13,437	1,020	1/1/2006	13,412	Any Time
East Mesa Land(50%)(13)	Floating	2.28%	2,093	120	11/14/2005	2,093	Any Time
East Mesa Land(50%)(13)	Fixed	5.39%	626	36	11/15/2006	611	Any Time
Hilton Village(50%)	Fixed	5.39%	4,370	414	1/1/2007	3,987	Any Time
Inland Center(50%)	Fixed	4.64%	27,000	1,253	2/11/2009	27,000	4/1/2006
Northpark Center(50%)(14)	Fixed	8.33%	86,630	655	5/10/2012	76,387	Any Time
Pacific Premier Retail Trust (51%):
Kitsap Mall/Kitsap Place	Fixed	8.06%	30,273	2,755	6/1/2010	28,143	Any Time
Lakewood Mall(15)	Fixed	7.20%	64,770	4,661	8/10/2005	64,770	Any Time
Lakewood Mall(16)	Floating	3.93%	8,746	344	7/25/2005	8,746	Any Time
Los Cerritos Center	Fixed	7.13%	56,651	5,054	7/1/2006	54,955	Any Time
Redmond Town Center-Retail(17)	Fixed	4.81%	38,250	1,842	8/1/2009	38,250	2/1/2007
Redmond Town Center-Office	Fixed	6.77%	39,545	3,575	7/10/2009	26,223	Any Time
Stonewood Mall	Fixed	7.41%	38,975	3,298	12/11/2010	36,192	Any Time
Washington Square	Fixed	6.70%	54,555	5,051	2/1/2009	48,021	Any Time
Washington Square(18)	Floating	4.17%	17,816	744	2/1/2009	16,012	10/1/2006
Promenade(50%)	Fixed	5.39%	2,410	234	9/1/2006	2,226	Any Time
SanTan Village Phase 2 (37.5%)(19)	Floating	5.25%	104	5	11/2/2007	104	Any Time
Scottsdale Fashion Square-Series I(50%)	Fixed	5.39%	81,396	4,458	8/31/2007	78,000	Any Time
Scottsdale Fashion Square-Series II(50%)	Fixed	5.39%	35,560	1,965	8/31/2007	33,253	Any Time
SDG Macerich Properties L.P. (50%)(20)	Fixed	6.54%	180,882	13,440	5/15/2006	178,550	Any Time
SDG Macerich Properties L.P. (50%)(20)	Floating	2.81%	93,250	1,771	5/15/2006	93,250	Any Time
SDG Macerich Properties L.P. (50%)(20)	Floating	2.77%	40,700	729	5/15/2006	40,700	Any Time
Superstition Springs(33.33%)(21)	Floating	2.28%	16,045	902	11/14/2005	15,949	Any Time
Superstition Springs(33.33%)(21)	Fixed	5.39%	4,801	270	11/1/2006	4,682	Any Time
West Acres Center(19%)	Fixed	6.52%	6,774	681	1/1/2009	5,684	Any Time
West Acres Center(19%)	Fixed	9.17%	1,764	212	1/1/2009	1,517	Any Time

Total—Joint Venture Centers			$1,147,268

(A)
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

The Macerich Company    23

The debt premiums as of December 31, 2004 consist of the following (000's):

2004

Borgata	$831
Flagstaff Mall	308
Paradise Valley Mall	1,271
Paradise Valley Mall	1,576
Paradise Village Ground Leases	152
Victor Valley, Mall of	1,022
Village Center	174
Village Crossroads	88
Village Fair North	340
Village Plaza	284
Village Square I and II	101

Total Consolidated Centers	$6,147

2004

Arrowhead Towne Center	$746
Biltmore Fashion Park	4,600
Camelback Colonnade	633
Hilton Village	238
Promenade	118
Scottsdale Fashion Square — Series 1	3,396
Scottsdale Fashion Square — Series 2	2,307
SDG Macerich Properties, L.P.	2,332

Total Joint Venture Centers (at Company's pro rata share)	$14,370

Notes:

(1)
This annual debt service represents the payment of principal and interest. In addition, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property's gross receipts (as defined in the loan agreement) exceeds a base amount specified therein. Contingent interest expense recognized by the Company was $658,492 for the twelve months ended December 31, 2004.

(2)
On December 2, 2004, the Company placed this ten year fixed rate loan at 4.88%.

(3)
Concurrent with the acquisition of this property, the Company placed a $30.0 million floating rate loan bearing interest at LIBOR plus 0.88% with an initial interest rate of 2.29%. The loan matures August 9, 2007 with two one-year extensions through August 9, 2009. At December 31, 2004, the total interest rate was 3.28%. This variable rent debt is covered by an interest rate cap agreement over the loan term which effectively prevents the interest rate from exceeding 7.12%.

24     The Macerich Company

(4)
This represents a construction loan which shall not exceed $51.0 million bearing interest at LIBOR plus 2.0%. At December 31, 2004, the total interest rate was 4.03%.

(5)
On June 30, 2004, the Company placed a new $85.0 million loan maturing in 2009. The loan floats at LIBOR plus 2.0% for six months and then converts to a fixed rate loan at 4.94%. At December 31, 2004, the effective interest rate over the loan term is 4.84%.

(6)
The loan bears interest at LIBOR plus 1.65%.

(7)
This represented a construction loan which was not to exceed $46.3 million and bore interest at LIBOR plus 2.25%. Effective February 18, 2004, the loan commitment was reduced to $44.3 million. On July 31, 2004, this construction loan matured and was replaced with a three-year loan, plus two one-year extension options at LIBOR plus 1.65%. At December 31, 2004, the total interest rate was 3.63%.

(8)
This represents a $225.0 million construction loan bearing interest at LIBOR plus 2.50%. The loan converts to a permanent fixed rate loan at 7%, subject to certain conditions including completion and stabilization of the expansion and redevelopment project. As of December 31, 2004, the total interest rate was 4.78%. NML is the lender for 50% of the construction loan. The funds advanced by NML are considered related party debt as they are a joint venture partner with the Company in Macerich Northwestern Associates.

(9)
This floating rate loan was issued on February 18, 2004. The loan bears interest at LIBOR plus 1.375% and matures February 20, 2006 with a one-year extension option. At December 31, 2004, the total interest rate was 2.75%.

(10)
The property has a construction note payable which shall not exceed $54.0 million, bearing an interest rate at LIBOR plus 2.00%. At December 31, 2004, the total interest rate was 4.14%.

(11)
Concurrent with the acquisition of the mall, the Company placed a $108.0 million loan bearing interest at LIBOR plus 1.15% and maturing July 1, 2004 with three consecutive one year options. $92.0 million of the loan is at LIBOR plus 0.7% and $16.0 million is at LIBOR plus 3.75%. In July 2004, the Company extended the loan maturity to July 2005. This variable rate debt is covered by an interest rate cap agreement over the loan term which effectively prevents the interest rate from exceeding 7.10%. At December 31, 2004 and December 31, 2003, the total weighted average interest rate was 2.64% and 2.32%, respectively.

(12)
The property has a construction note payable which shall not exceed $13.3 million at December 31, 2003 bearing interest at LIBOR plus 2.0%. At December 31, 2004, the total interest rate was 4.28%. Effective January 2004, the loan commitment was reduced to $11.4 million.

(13)
This note was assumed at acquisition. The loan consists of 3 traunches, with a range of maturities from 36 months (with two 18-month extension options) to 60 months. The variable rate debt ranges from LIBOR plus 60 basis points to LIBOR plus 250 basis points, and fixed rate debt ranges from

The Macerich Company    25

  5.01% to 6.18%. This loan is part of a larger loan group, and is cross-collateralized and cross-defaulted with the other properties in that group, which are unaffiliated with the Company. An interest rate swap was entered into to convert $1.5 million of floating rate debt with a weighted average interest rate of 3.97% to a fixed rate of 5.39%. The interest rate swap has been designated as a hedge in accordance with SFAS 133. Additionally, interest rate caps were entered into on a portion of the debt and reverse interest rate caps were simultaneously sold to offset the effect of the interest rate cap agreements. These interest rate caps do not qualify for hedge accounting in accordance with SFAS 133.

(14)
The annual debt service represents the payment of principal and interest. In addition, contingent interest, as defined in the loan agreement, is due upon the occurrence of certain capital events and is equal to 15% of proceeds less the base amount.

(15)
In connection with the acquisition of this property, the joint venture assumed $127.0 million of collateralized fixed rate notes (the "Notes"). The Notes bear interest at an average fixed rate of 7.20% and mature in August 2005. The Notes require the joint venture to deposit all cash flow from the property operations with a trustee to meet its obligations under the Notes. Cash in excess of the required amount, as defined, is released. Included in restricted cash is $750,000 of restricted cash deposited with the trustee at December 31, 2004 and December 31, 2003.

(16)
On July 28, 2000, the joint venture placed a $16.1 million floating rate note on the property bearing interest at LIBOR plus 2.25% and maturing July 2003. On August 24, 2003, the joint venture negotiated a two-year loan extension with the lender and the loan was increased to $17.1 million. At December 31, 2004 and 2003, the total interest rate was 3.93% and 2.93%, respectively.

(17)
On July 19, 2004, the joint venture placed a new $75.0 million fixed rate loan on this property. The new fixed year loan bears interest at 4.81%. The proceeds were used to payoff the old $58.4 million loan which bore interest at 6.5%.

(18)
On October 7, 2004, the joint venture placed an additional loan on this property. The loan matures February 1, 2009 and the interest rate floats at LIBOR plus 2.0%. At December 31, 2004, the total interest rate was 4.17%.

(19)
The property has a construction note payable which shall not exceed $26.8 million bearing interest at LIBOR plus 2.25%. At December 31, 2004, the total interest rate was 5.25%.

(20)
In connection with the acquisition of these Centers, the joint venture assumed $485.0 million of mortgage notes payable which are collateralized by the properties. At acquisition, the $300.0 million fixed rate portion of this debt reflected a fair value of $322.7 million, which included an unamortized premium of $22.7 million. This premium is being amortized as interest expense over the life of the loan using the effective interest method. At December 31, 2004, the unamortized balance of the debt premium was $4.7 million. This debt is due in May 2006 and requires monthly payments of $1.9 million based on the fixed rate debt in place as of December 31, 2004. $184.5 million of this debt was refinanced in May 2003 with a new loan of $186.5 million that requires monthly interest

26     The Macerich Company

  payments at a variable weighted average rate (based on LIBOR) of 2.81% December 31, 2004. This variable rate debt is covered by interest rate cap agreements, which effectively prevents the interest rate from exceeding 10.63%.

On
April 12, 2000, the joint venture issued $138.5 million of additional mortgage notes, which are collateralized by the properties and are due in May 2006. $57.1 million of this debt requires fixed monthly interest payments of $387,000 at a weighted average rate of 8.13% while the floating rate notes of $81.4 million require monthly interest payments at a variable weighted average rate (based on LIBOR) of 2.77% at December 31, 2004. This variable rate debt is covered by an interest rate cap agreement which effectively prevents the interest rate from exceeding 11.83%.

(21)
This note was assumed at acquisition. The loan consists of 3 tranches, with a range of maturities from 36 months (with two 18-month extension options) to 60 months. The variable rate debt ranges from LIBOR plus 60 basis points to LIBOR plus 250 basis points, and fixed rate debt ranges from 5.01% to 6.18%. This loan is part of a larger loan group, and is cross-collateralized and cross-defaulted with the other properties in that group, which are unaffiliated with the Company. An interest rate swap was entered into to convert $11.4 million of floating rate debt with a weighted average interest rate of 3.97% to a fixed rate of 5.39%. The interest rate swap has been designated as a hedge in accordance with SFAS 133. Additionally, interest rate caps were entered into on a portion of the debt and reverse interest rate caps were simultaneously sold to offset the effect of the interest rate cap agreements. These interest rate caps do not qualify for hedge accounting in accordance with SFAS 133.

The Company had a $425.0 million revolving line of credit. This revolving line of credit had a three-year term through July 26, 2005 with a one-year extension option. The interest rate fluctuated from LIBOR plus 1.75% to LIBOR plus 3.00% depending on the Company's overall leverage level. As of December 31, 2003, $319.0 million of borrowings were outstanding under this credit facility at an average interest rate of 3.69%. On July 30, 2004, the Company amended and expanded the revolving line of credit to $1.0 billion and extended the maturity to July 30, 2007 plus a one-year extension. The interest rate has been reduced to 1.50% over LIBOR based on the Company's current leverage level. The interest rate fluctuates from LIBOR plus 1.15% to LIBOR plus 1.70% depending on the Company's overall leverage level. As of December 31, 2004, $643.0 million of borrowings were outstanding at an average interest rate of 3.81%.

On July 26, 2002, the Company placed a $250.0 million term loan with a maturity of up to three years with two one-year extension options and an interest rate ranging from LIBOR plus 2.75% to LIBOR plus 3.00% depending on the Company's overall leverage level. At December 31, 2003, $196.8 million of the term loan was outstanding at an interest rate of 3.95%. On July 30, 2004, the entire term loan was paid off in full from the Company's amended and expanded line of credit.

On May 13, 2003, the Company issued $250.0 million in unsecured notes maturing in May 2007 with a one-year extension option bearing interest at LIBOR plus 2.50%. The proceeds were used to pay down and create more availability under the Company's line of credit. At December 31, 2004, $250.0 million was

The Macerich Company    27

outstanding at an interest rate of 4.45%. In October 2003, the Company entered into an interest rate swap agreement which effectively fixed the interest rate at 4.45% from November 2003 to October 13, 2005.

Additionally, as of December 31, 2004, the Company has contingent obligations of $6.9 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

Item 3. Legal Proceedings.

None of the Company, the Operating Partnership, Macerich Property Management Company, LLC, Macerich Management Company, the Westcor Management Companies or their respective affiliates are currently involved in any material litigation nor, to the Company's knowledge, is any material litigation currently threatened against such entities or the Centers, other than routine litigation arising in the ordinary course of business, most of which is expected to be covered by liability insurance. For information about certain environmental matters, see "Business—Environmental Matters."

Item 4. Submission of Matters to a Vote of Security Holders.

None.

28     The Macerich Company

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company is listed and traded on the New York Stock Exchange under the symbol "MAC". The common stock began trading on March 10, 1994 at a price of $19 per share. In 2004, the Company's shares traded at a high of $64.66 and a low of $38.90.

As of February 22, 2005, there were approximately 726 stockholders of record. The following table shows high and low closing prices per share of common stock during each quarter in 2003 and 2004 and dividends/distributions per share of common stock declared and paid by quarter:

	Market Quotation Per Share
			Dividends/ Distributions Declared and Paid
Quarters Ended	High	Low

March 31, 2003	$33.17	$28.82	$0.57
June 30, 2003	36.47	32.15	0.57
September 30, 2003	38.44	35.62	0.57
December 31, 2003	44.50	38.30	0.61

March 31, 2004	$53.90	$43.60	$0.61
June 30, 2004	54.30	39.75	0.61
September 30, 2004	55.79	46.60	0.61
December 31, 2004	64.66	54.10	0.65

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

The Macerich Company    29

following table shows the dividends per share of preferred stock declared and paid for each quarter in 2004 and 2003:

	Series A Preferred Stock Dividends		Series B Preferred Stock Dividends
Quarters Ended	Declared	Paid	Declared	Paid

March 31, 2003	$0.57	$0.57	$0.57	$0.57
June 30, 2003	$0.57	$0.57	$0.57	$0.57
September 30, 2003	$0.61	$0.57	N/A	N/A
December 31, 2003	$0.61	$0.61	N/A	N/A

Quarters Ended

March 31, 2004	$0.61	$0.61	N/A	N/A
June 30, 2004	$0.61	$0.61	N/A	N/A
September 30, 2004	$0.65	$0.61	N/A	N/A
December 31, 2004	$0.65	$0.65	N/A	N/A

The Company's existing financing agreements limit, and any other financing agreements that the Company enters into in the future will likely limit, the Company's ability to pay cash dividends. Specifically, the Company may pay cash dividends and make other distributions based on a formula derived from Funds from Operations (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations) and only if no event of default under the financing agreements has occurred, unless, under certain circumstances, payment of the distribution is necessary to enable the Company to qualify as a REIT under the Internal Revenue Code.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 1, 2004—October 31, 2004	0	N/A	N/A	N/A
November 1, 2004—November 30, 2004	1,643	$60.58	(1)	(1)
December 1, 2004—December 31, 2004	0	N/A	N/A	N/A

Total	1,643	$60.58	(1)	(1)

(1)
1,643 shares of the Company's Common Stock were delivered by an executive officer to pay the purchase price for the shares acquired upon exercise of his Company employee stock option. This tender of shares feature is permitted under the Company's equity incentive plans. The plans allow each participant to use the tender of shares feature upon exercise of any outstanding stock option granted under the plans provided such participant has held such stock for six months.

30     The Macerich Company

Item 6. Selected Financial Data.

The following sets forth selected financial data for the Company on a historical basis. The following data should be read in conjunction with the financial statements (and the notes thereto) of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations" each included elsewhere in this Form 10-K.

The Selected Financial Data is presented on a consolidated basis. The limited partnership interests in the Operating Partnership (not owned by the REIT) are reflected as minority interest. Centers and entities in which the Company does not have a controlling ownership interest, even though in some cases the Company has the ability to exercise significant influence over operating and financial policies (Biltmore Fashion Park, Broadway Plaza, the Village at Corte Madera, Inland Center, NorthPark Center, Pacific Premier Retail Trust, SDG Macerich Properties, L.P., West Acres Shopping Center and certain Centers and entities in the Westcor portfolio) are accounted for using the equity method of accounting and are referred to as the "Joint Venture Centers."

Effective March 29, 2001, the Macerich Property Management Company merged with and into Macerich Property Management Company, LLC, a wholly-owned subsidiary of the Operating Partnership ("MPMC, LLC") and the Company began consolidating the accounts of MPMC, LLC. Effective July 1, 2003, the Company began consolidating the accounts of Macerich Management Company, in accordance with Financial Accounting Standards Board Interpretation Number ("FIN") 46 (See Note 2 of the Company's Consolidated Financial Statements). Effective July 26, 2002, the acquisition date of the Westcor portfolio, the Company began consolidating the Westcor Management Companies. Prior to March 29, 2001 and July 1, 2003, the Company accounted for Macerich Property Management Company and Macerich Management Company under the equity method of accounting, respectively. Accordingly, the net income that was allocable to the Company from Macerich Property Management Company prior to March 29, 2001 and Macerich Management Company prior to July 1, 2003 is included in the consolidated statements of operations as "Equity in income (loss) of unconsolidated joint ventures and management companies." Once each of these management companies was consolidated, including Westcor Management Companies, their respective revenues and expenses were included in the consolidated statements of operations as "Revenues—Management Companies" and "Management Companies' operating expenses", respectively.

The Macerich Company    31

(All amounts in thousands, except share and per share amounts)
	The Company
	2004	2003	2002	2001	2000

OPERATING DATA:
Revenues:
Minimum rents(1)	$329,689	$286,298	$219,537	$189,838	$183,866
Percentage rents	17,654	12,427	10,735	11,976	11,984
Tenant recoveries	159,005	152,696	115,993	104,019	98,889
Management Companies(2)	21,751	14,630	4,826	312	—
Other	19,169	17,526	11,819	11,263	7,979

Total revenues	547,268	483,577	362,910	317,408	302,718
Shopping center and operating expenses	164,983	151,325	113,808	97,094	96,575
Management Companies' operating expenses(2)	38,298	31,587	13,181	8,515	—
REIT general and administrative expenses	11,077	8,482	7,435	6,780	5,509
Depreciation and amortization(1)	142,096	104,920	74,504	62,595	58,290
Interest expense	146,327	130,707	120,288	107,560	106,416

Income from continuing operations before minority interest, unconsolidated entities, gain (loss) on sale or write-down of assets and cumulative effect of change in accounting principle	44,487	56,556	33,694	34,864	35,928
Minority interest(3)	(19,870)	(28,907)	(20,189)	(19,001)	(12,168)
Equity in income of unconsolidated joint ventures and management companies(2)	54,881	59,348	43,049	32,930	30,322
Gain (loss) on sale or write down of assets	927	12,420	(3,820)	24,491	(2,773)
Loss on early extinguishment of debt	(1,642)	(170)	(3,605)	(2,034)	(304)
Cumulative effect of change in accounting principle(4)	—	—	—	—	(954)
Discontinued operations:(5)
Gain on sale of assets	7,114	22,031	26,073	—	—
Income from discontinued operations	5,736	6,756	6,180	6,473	6,878

Net income	91,633	128,034	81,382	77,723	56,929
Less preferred dividends	9,140	14,816	20,417	19,688	18,958

Net income available to common stockholders	$82,493	$113,218	$60,965	$58,035	$37,971

Earnings per share ("EPS")—basic:(6)
Income from continuing operations before cumulative effect of change in accounting principle	$1.23	$1.68	$0.98	$1.58	$0.98
Cumulative effect of change in accounting principle	—	—	—	—	(0.02)
Discontinued operations	0.18	0.43	0.65	0.14	0.15

Net income per share—basic	$1.41	$2.11	$1.63	$1.72	$1.11

EPS—diluted:(6)(8)(9)
Income from continuing operations before cumulative effect of change in accounting principle	$1.22	$1.71	$0.98	$1.58	$0.98
Cumulative effect of change in accounting principle	—	—	—	—	(0.02)
Discontinued operations	0.18	0.38	0.64	0.14	0.15

Net income per share—diluted	$1.40	$2.09	$1.62	$1.72	$1.11

32     The Macerich Company

(All amounts in thousands)
	The Company December 31,
	2004	2003	2002	2001	2000

BALANCE SHEET DATA
Investment in real estate (before accumulated depreciation)	$4,149,776	$3,662,359	$3,251,674	$2,227,833	$2,228,468
Total assets	$4,637,096	$4,145,593	$3,662,080	$2,294,502	$2,337,242
Total mortgage, notes and debentures payable	$3,230,120	$2,682,598	$2,291,908	$1,523,660	$1,550,935
Minority interest(3)	$221,315	$237,615	$221,497	$113,986	$120,500
Series A and Series B Preferred Stock(7)	$98,934	$98,934	$247,336	$247,336	$247,336
Common stockholders' equity	$913,533	$953,485	$797,798	$348,954	$362,272

OTHER DATA:
Funds from operations ("FFO")-diluted(7)	$299,172	$269,132	$194,643	$173,372	$166,281
Cash flows provided by (used in):
Operating activities	$194,379	$202,783	$163,176	$140,506	$121,220
Investing activities	($479,252)	($328,372)	($875,032)	($57,319)	$2,083
Financing activities	$316,631	$115,703	$739,122	($92,990)	($127,485)
Number of centers at year end	84	78	79	50	51
Weighted average number of shares outstanding—EPS basic	58,537	53,669	37,348	33,809	34,095
Weighted average number of shares outstanding—EPS diluted(8)(9)	73,099	75,198	50,066	44,963	45,050
Cash distribution declared per common share	$2.48	$2.32	$2.22	$2.14	$2.06
(1)
During 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS 141"). (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Statement on Critical Accounting Policies"). The amortization of below market leases, which is recorded in minimum rents, was $9.2 million, $6.1 million and $1.1 million for the twelve months ending December 31, 2004, 2003 and 2002, respectively.

(2)
Unconsolidated joint ventures include all Centers and entities in which the Company does not have a controlling ownership interest and for Macerich Management Company through June 30, 2003 and for Macerich Property Management Company through March 28, 2001. Effective March 29, 2001, the Macerich Property Management Company merged with and into MPMC, LLC. The Company accounts for the joint ventures using the equity method of accounting. Effective March 29, 2001, the Company began consolidating the accounts for MPMC, LLC. Effective July 1, 2003, the Company began consolidating the accounts of Macerich Management Company, in accordance with FIN 46. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—New Pronouncements Issued"). Effective July 26, 2002, the Company consolidated the accounts of the Westcor Management Companies.

(3)
"Minority Interest" reflects the ownership interest in the Operating Partnership or other unconsolidated entities not owned by the REIT.

(4)
In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which became effective for periods beginning after December 15, 1999. SAB 101 modified the timing of revenue recognition for percentage rent received from tenants. This change will defer recognition of a significant amount of percentage rent for the first three calendar quarters into the fourth quarter. The Company applied this change in accounting principle as of January 1, 2000. The cumulative effect of this change in accounting principle at the adoption date of January 1, 2000, including the pro rata share of joint ventures of $0.8 million, was approximately $1.8 million.

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

The Company sold Boulder Plaza on March 19, 2002 and in accordance with SFAS 144 the results of Boulder Plaza for the periods from January 1, 2002 to March 19, 2002 and for the years ended December 31, 2001 and 2000 have been reclassified into discontinued operations. Total revenues associated with Boulder Plaza were approximately $0.5 million for the period January 1, 2002 to March 19, 2002 and $2.1 million and $2.7 million for the years ended December 31, 2001 and 2000, respectively.

Additionally, the Company sold its 67% interest in Paradise Village Gateway on January 2, 2003 (acquired in July 2002), and the loss on sale of $0.2 million has been reclassified to discontinued operations in 2003. Total revenues associated with

The Macerich Company    33

  Paradise Village Gateway for the period ending December 31, 2002 were $2.4 million. The Company sold Bristol Center on August 4, 2003, and the results for the period January 1, 2003 to August 4, 2003 and for the years ended December 31, 2002, 2001 and 2000 have been reclassified to discontinued operations. The sale of Bristol Center resulted in a gain on sale of asset of $22.2 million in 2003. Total revenues associated with Bristol Center were approximately $2.5 million for the period January 1, 2003 to August 4, 2003 and $4.0 million, $3.3 million and $3.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

  The Company sold Westbar on December 16, 2004, and the results for the period January 1, 2004 to December 16, 2004 and for the year ended December 31, 2003 and for the period July 26, 2002 to December 31, 2002 have been reclassified to discontinued operations. The sale of Westbar resulted in a gain on sale of asset of $6.8 million. Total revenues associated with Westbar was approximately $4.8 million for the period January 1, 2004 to December 17, 2004 and $5.7 million for the year ended December 31, 2003 and $2.1 million for the period July 26, 2002 to December 31, 2002.

  Additionally, the results of Crossroads Mall in Oklahoma for the twelve months ending December 31, 2004, 2003, 2002, 2001 and 2000 have been reclassified to discontinued operations. The Company has identified this asset for disposition. Total revenues associated with Crossroads Mall was approximately $11.2 million, $12.2 million, $11.8 million, $12.0 million and $11.5 million for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, respectively.

(6)
Earnings per share are based on SFAS No. 128 for all years presented.

(7)
The Company uses Funds from Operations ("FFO") in addition to net income to report its operating and financial results and considers FFO and FFO-diluted as supplemental measures for the real estate industry and a supplement to Generally Accepted Accounting Principles ("GAAP") measures. The National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from extraordinary items and sales of depreciated operating properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. FFO and FFO on a fully diluted basis are useful to investors in comparing operating and financial results between periods. This is especially true since FFO excludes real estate depreciation and amortization, as the Company believes real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time. FFO on a fully diluted basis is one of the measures investors find most useful in measuring the dilutive impact of outstanding convertible securities. FFO does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net income as defined by GAAP and is not indicative of cash available to fund all cash flow needs. FFO as presented may not be comparable to similarly titled measures reported by other real estate investment trusts. For the reconciliation of FFO and FFO-diluted to net income see "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations."

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

The inclusion of gains (losses) on sales of peripheral land included in FFO for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 were $4.4 million (including $3.5 million from joint ventures at pro rata),$1.4 million (including $0.4 million from joint ventures at pro rata), $2.5 million (including $2.4 million from joint ventures at pro rata), $0.3 million (including $0.1 million from joint ventures at pro rata and ($0.7) million (including ($0.7) million from joint ventures at pro rata, respectively.

FFO for the years ended December 31, 2002, 2001 and 2000 have been restated to reflect the Company's share of impairment of assets and losses on debt-related transactions, the latter of which was previously reported as extraordinary items under GAAP. The Company's write-off of impairment of assets for 2002 was $13.3 million (including $10.2 million from joint ventures at pro rata). There were no write-offs of impairment of assets for the years ended December 31, 2001 or 2000. The Company's losses on debt-related transactions for the years ended December 31, 2002, 2001 and 2000 were $3.6 million, $2.0 million and $0.5 million (including $0.2 million from joint ventures at pro rata), respectively.

The computation of FFO-diluted includes the effect of outstanding common stock options and restricted stock using the treasury method. The Company had $125.1 million of convertible subordinated debentures (the "Debentures") which matured December 15, 2002. The Debentures were dilutive for the twelve month periods ending December 31, 2002, 2001 and 2000 and were included in the FFO calculation. The Debentures were paid off in full on December 13, 2002. On February 25, 1998, the Company sold $100 million of its Series A Preferred Stock. On June 16, 1998, the Company sold $150 million of its Series B Preferred Stock. The preferred stock can be converted on a one-for-one basis for common stock. The preferred stock was dilutive to FFO in 2004, 2003, 2002, 2001 and 2000 and the preferred stock were dilutive to net income in 2003. All of the Series B Preferred Stock were converted to common stock on September 9, 2003.

(8)
Assumes that all OP Units and Westcor partnership units are converted to common stock on a one-for-one basis. The Westcor partnership units were converted into OP Units on July 27, 2004.

(9)
Assumes issuance of common stock for in-the-money options and restricted stock calculated using the Treasury method in accordance with SFAS No. 128 for all years presented.

34     The Macerich Company

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Background and Performance Measurement

The Company uses Funds from Operations ("FFO") in addition to net income to report its operating and financial results and considers FFO and FFO-diluted as supplemental measures for the real estate industry and a supplement to Generally Accepted Accounting Principles ("GAAP") measures. The National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from extraordinary items and sales of depreciated operating properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. FFO and FFO on a fully dilutive basis are useful to investors in comparing operating and financial results between periods. This is especially true since FFO excludes real estate depreciation and amortization, as the Company believes real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time. FFO on a fully diluted basis is one of the measures investors find most useful in measuring the dilutive impact of outstanding convertible securities. FFO does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net income as defined by GAAP and is not indicative of cash available to fund all cash flow needs. FFO, as presented, may not be comparable to similarly titled measures reported by other real estate investment trusts. For the reconciliation of FFO and FFO-diluted to net income available to common stockholders, see "Funds from Operations."

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

The following discussion is based primarily on the consolidated financial statements of the Company for the years ended December 31, 2004, 2003 and 2002. The following discussion compares the activity for the year ended December 31, 2004 to results of operations for the year ended December 31, 2003. Also included is a comparison of the activities for the year ended December 31, 2003 to the results for the year ended December 31, 2002. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Forward-Looking Statements

This Annual Report on Form 10-K contains or incorporates statements that constitute forward-looking statements. Those statements appear in a number of places in this Form 10-K and include statements regarding, among other matters, the Company's growth, acquisition, redevelopment and development

The Macerich Company    35

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

Revenue Recognition:

Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight lining of rent adjustment." Currently, 52% of the mall and freestanding leases contain provisions for Consumer Price Index ("CPI") rent increases periodically throughout the term of the lease. The Company believes that using an annual multiple of CPI increases, rather than fixed contractual rent increases, results in revenue recognition that more closely matches the cash revenue from each lease and will provide

36     The Macerich Company

more consistent rent growth throughout the term of the leases. Percentage rents are recognized in accordance with Staff Accounting Bulletin 101. Percentage rents are accrued when the tenants' specified sales targets have been met. Estimated recoveries from tenants for real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred.

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

The Company accounts for all acquisitions entered into subsequent to June 30, 2001 in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS 141"). The Company will first determine the value of the land and buildings utilizing an "as if vacant" methodology. The Company will then assign a fair value to any debt assumed at acquisition. The balance of the purchase price will be allocated to tenant improvements and identifiable intangible assets or liabilities. Tenant improvements represent the tangible assets associated with the existing leases valued on a fair market value basis at acquisition date prorated over the remaining lease terms. The tenant improvements are classified as an asset under real estate investments and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases which come in three forms: (i) origination value, which represents the value associated with "cost avoidance" of acquiring in-place leases, such as lease commissions paid under terms generally experienced in our markets; (ii) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the "assumed vacant" property to the occupancy level when purchased; and (iii) above or below market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks. Origination value is recorded as an other asset and is amortized over the remaining lease terms. Value of in-place leases is recorded as another asset and amortized over the remaining lease term plus an estimate of renewal of the acquired leases. Above or below market leases are classified as an other asset or liability, depending on whether the contractual terms are above or below market, and the asset or liability is amortized to rental revenue over the remaining terms of the leases.

When the Company acquires real estate properties, the Company allocates the components of these acquisitions using relative fair values computed using its estimates and assumptions. These estimates and assumptions impact the amount of costs allocated between various components as well as the amount of costs

The Macerich Company    37

assigned to individual properties in multiple property acquisitions. These allocations also impact depreciation expense and gains or loses recorded on future sales of properties.

Generally, the Company engages a valuation firm to assist with the allocation.

The Company adopted SFAS 144 on January 1, 2002 which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

The Company assesses whether there has been an impairment in the value of its long-lived assets by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenant's ability to perform their duties and pay rent under the terms of the leases. The Company may recognize an impairment loss if the cash flows are not sufficient to cover its investment. Such a loss would be determined as the difference between the carrying value and the fair value of a center.

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

Deferred lease costs	1-15 years
Deferred financing costs	1-15 years
In-place lease values	Remaining lease term plus an estimate for renewal (weighted average 17 years)
Leasing commissions and legal costs	5-10 years

Off-Balance Sheet Arrangements:

The Company has an ownership interest in a number of joint ventures as detailed in Note 3 to the Company's Consolidated Financial Statements included herein. The Company accounts for those investments using the equity method of accounting and those investments are reflected on the Consolidated Balance Sheets of the Company as "Investments in Unconsolidated Joint Ventures." A pro rata share of the mortgage debt on these properties is shown in Item 2. Properties—Mortgage Debt. In addition, the following joint ventures also have debt that could become recourse debt to the Company or its subsidiaries, in excess of its pro rata share, should the partnership be unable to discharge the obligations of the related debt:

Asset/Property	Maximum amount of debt principal that could be recourse to the Company (Dollars in thousands)	Maturity Date

Boulevard Shops	$10,722	1/1/2006
Chandler Village Center	13,446	12/19/2006

Total	$24,168

38     The Macerich Company

The above amounts decreased by $13.2 million from December 31, 2003.

Additionally, as of December 31, 2004, the Company has certain obligations of $6.9 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

Long-term contractual obligations:

The following is a schedule of long-term contractual obligations (as of December 31, 2004) for the consolidated Centers over the periods in which they are expected to be paid:

	Payment Due by Period
Contractual Obligations (Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than five years

Long-term debt obligations (includes expected interest payments)	$3,400,636	$193,405	$1,313,162	$753,838	$1,140,231
Operating lease obligations	479,901	3,395	6,943	11,393	458,170
Purchase obligations	5,138	5,138	—	—	—
Other long-term liabilities	173,194	173,194	—	—	—

Total	$4,058,869	$375,132	$1,320,105	$765,231	$1,598,401

The Macerich Company    39

The following table reflects the Company's acquisitions in 2002, 2003 and 2004.

Property/Entity	Date Acquired	Location

2002 Acquisitions:
The Oaks	June 10, 2002	Thousand Oaks, California
Westcor Realty Limited Partnership	July 26, 2002	Nine regional and super-regional malls in Phoenix and Colorado and 18 urban villages or community centers. The aggregate gross leasable area was approximately 14.1 million square feet. Additionally, the portfolio included two retail properties under development, as well as rights to over 1,000 acres of undeveloped land.

2003 Acquisitions:
FlatIron Crossing	January 31, 2003	Broomfield, Colorado
Northridge Mall	September 15, 2003	Salinas, California
Biltmore Fashion Park	December 18, 2003	Phoenix, Arizona

2004 Acquisitions:
Inland Center	January 30, 2004	San Bernardino, California
Northpark Center	May 11, 2004	Dallas, Texas
Mall of Victor Valley	July 1, 2004	Victor Valley, California
La Cumbre Plaza	July 20, 2004	Santa Barbara, California
Fiesta Mall	November 16, 2004	Mesa, Arizona
Paradise Village Ground Leases, Village Center, Village Crossroads, Village Fair and Paradise Village Office Park	December 30, 2004	Phoenix, Arizona

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

  On July 26, 2002, the Operating Partnership acquired Westcor Realty Limited Partnership and its affiliated companies ("Westcor"). The total purchase price was approximately $1.475 billion including the assumption of $733 million in existing debt and the issuance of approximately $72 million of convertible

40     The Macerich Company

  preferred partnership units of the Operating Partnership at a price of $36.55 per unit. Additionally, $18.9 million of partnership units of Westcor Realty Limited Partnership were issued to limited partners of Westcor which, subject to certain conditions, can be converted on a one for one basis into partnership units of the Operating Partnership. The balance of the purchase price was paid in cash which was provided primarily from a $380.0 million interim credit facility, which was subsequently paid in full in 2002 and a $250.0 million term loan, which was subsequently paid in full in 2004.

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

  On May 15, 2003, the Company sold 49.9% of its partnership interest in the Village at Corte Madera for a total purchase price of approximately $65.9 million, which included the assumption of a proportionate amount of the partnership debt in the amount of approximately $34.7 million. The Company retained a 50.1% partnership interest and has continued leasing and managing the asset. The sale resulted in a gain on sale of asset of $8.8 million.

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

  On September 15, 2003, the Company acquired Northridge Mall, an 863,832 square foot super-regional mall in Salinas, California. The total purchase price was $128.5 million and was funded by sale proceeds from Bristol Center and borrowings under the Company's line of credit. Northridge Mall is referred herein as the "2003 Acquisition Center."

  On December 18, 2003, the Company acquired Biltmore Fashion Park, a 608,976 square foot regional mall in Phoenix, Arizona. The total purchase price was $158.5 million, which included the assumption of $77.4 million of debt. The Company also issued 705,636 partnership units of the Operating Partnership at a price of $42.80 per unit. The balance of the Company's 50% share of the purchase price of

The Macerich Company    41

  $10.5 million was funded by cash and borrowings under the Company's line of credit. The mall is owned in a 50/50 joint venture with an institutional partner.

  On January 30, 2004, the Company, in a 50/50 joint venture with a private investment company, acquired Inland Center, a 1 million square foot super-regional mall in San Bernardino, California. The total purchase price was $63.3 million and concurrently with the acquisition, the joint venture placed a $54.0 million fixed rate loan on the property. The Company's share of the remainder of the purchase price was funded by cash and borrowings under the Company's line of credit.

  On May 11, 2004, the Company acquired an ownership interest in NorthPark Center, a 1.3 million square foot regional mall in Dallas, Texas. The Company's initial investment in the property was $30.0 million which was funded by borrowings under the Company's line of credit. In addition, the Company assumed a pro rata share of debt of $86.6 million and has committed to fund an additional $45.0 million. As of December 31, 2004, the Company's total investment in the joint venture was $49.1 million.

  On July 1, 2004, the Company acquired the Mall of Victor Valley in Victorville, California and on July 20, 2004, the Company acquired La Cumbre Plaza in Santa Barbara, California. The Mall of Victor Valley is a 508,000 square foot regional mall and La Cumbre Plaza is a 494,000 square foot regional mall. The combined total purchase price was $151.3 million. The purchase price for the Mall of Victor Valley included the assumption of an existing fixed rate loan of $54.0 million at 5.25% maturing in March, 2008. Concurrent with the closing of La Cumbre Plaza, a $30.0 million floating rate loan was placed on the property with an initial interest rate of 2.29%. The balance of the purchase price was paid in cash and borrowings from the Company's revolving line of credit.

  On November 16, 2004, the Company acquired Fiesta Mall, a 1 million square foot super regional mall in Mesa, Arizona. The total purchase price was $135.2 million which was funded by borrowings under the Company's line of credit. On December 2, 2004, the Company placed a ten year $84.0 million fixed rate loan at 4.88% on the property.

  On December 16, 2004, the Company sold the Westbar property, a Phoenix area property that consisted of a collection of ground leases, a shopping center, and land for $47.5 million. The sale resulted in a gain on sale of asset of $6.8 million.

  On December 30, 2004, the Company purchased the unaffiliated owners' 50% tenants in common interest in Paradise Village Ground Leases, Village Center, Village Crossroads, Village Fair and Paradise Village Office Park II. All of these assets are located in Phoenix, Arizona. The total purchase price was $50.0 million which included the assumption of the unaffiliated owners' share of debt of $15.2 million. The balance of the purchase price was paid in cash and borrowings from the Company's line of credit. Accordingly, the Company now owns 100% of these assets.

  The Mall of Victor Valley, La Cumbre Plaza and Fiesta Mall are referred to herein as the "2004 Acquisition Centers."

  Biltmore Fashion Park, Inland Center and NorthPark Center are joint ventures and these properties are reflected using the equity method of accounting. The Company's share of these results of these

42     The Macerich Company

  acquisitions are reflected in the consolidated results of operations of the Company in the income statement line item entitled "Equity in income of unconsolidated joint ventures and the management company."

  Many of the variations in the results of operations, discussed below, occurred due to the transactions described above including the acquisition of the Westcor portfolio, the 2002 Acquisition Center, the 2003 Acquisition Center and the 2004 Acquisition Centers. Biltmore Fashion Park, Inland Center and NorthPark Center are referred to herein as the "Joint Venture Acquisition Centers." 29th Street, Parklane Mall, Santa Monica Place and Queens Center are currently under redevelopment and are referred to herein as the "Redevelopment Centers." La Encantada and Scottsdale 101 are currently under development and are referred herein as the "Development Properties." All other Centers, excluding the Redevelopment Centers, the Development Properties, the Village at Corte Madera, FlatIron Crossing, the 2002 Acquisition Center, the Westcor portfolio, the 2003 Acquisition Center, the 2004 Acquisition Centers and the Joint Venture Acquisition Centers, are referred to herein as the "Same Centers," unless the context otherwise requires.

Revenues include rents attributable to the accounting practice of straight-lining of rents which requires rent to be recognized each year in an amount equal to the average rent over the term of the lease, including fixed rent increases over that period. The amount of straight-lined rents, included in consolidated revenues, recognized in 2004 was $1.0 million compared to $2.9 million in 2003 and $1.2 million in 2002. Additionally, the Company recognized through equity in income of unconsolidated joint ventures, $1.0 million as its pro rata share of straight-lined rents from joint ventures in 2004 compared to $1.9 million in 2003 and $2.3 million in 2002. These variances resulted from the Company structuring the majority of its new leases using an annual multiple of CPI increases, which generally do not require straight-lining treatment. Currently, 52% of the mall and freestanding leases contain provisions for CPI rent increases periodically throughout the term of the lease. The Company believes that using an annual multiple of CPI increases, rather than fixed contractual rent increases, results in revenue recognition that more closely matches the cash revenue from each lease and will provide more consistent rent growth throughout the term of the leases.

The Company's historical growth in revenues, net income and Funds From Operations have been closely tied to the acquisition and redevelopment of shopping centers. Many factors, including the availability and cost of capital, the Company's total amount of debt outstanding, interest rates and the availability of attractive acquisition targets, among others, will affect the Company's ability to acquire and redevelop additional properties in the future. The Company may not be successful in pursuing acquisition opportunities and newly acquired properties may not perform as well as expected in terms of achieving the anticipated financial and operating results. Acquiring a portfolio of properties increases the risk associated with new acquisitions. Increased competition for acquisitions may impact adversely the Company's ability to acquire additional properties on favorable terms. Expenses arising from the Company's efforts to complete acquisitions, redevelop properties or increase its market penetration may have an adverse effect on its business, financial condition and results of operations. In addition, the following describes some of the other significant factors that may impact the Company's future results of operations.

General Factors Affecting the Centers; Competition:    Real property investments are subject to varying degrees of risk that may affect the ability of the Centers to generate sufficient revenues to meet operating and other expenses, including debt service, lease payments, capital expenditures and tenant improvements, and to make

The Macerich Company    43

distributions to the Company and the Company's stockholders. Income from shopping center properties may be adversely affected by a number of factors, including: the national economic climate; the regional and local economy (which may be adversely impacted by plant closings, industry slowdowns, union activities, adverse weather conditions, natural disasters, terrorist activities, and other factors); local real estate conditions (such as an oversupply of, or a reduction in demand for, retail space or retail goods and the availability and creditworthiness of current and prospective tenants); perceptions by retailers or shoppers of the safety, convenience and attractiveness of the shopping center; and increased costs of maintenance, insurance and operations (including real estate taxes). A significant percentage of the Centers are located in California, the Westcor centers are concentrated in Arizona and upon completion of the Wilmorite acquisition, 12 centers will be located in New York, New Jersey or Connecticut. To the extent that economic or other factors affect California, Arizona, New York, New Jersey or Connecticut (or their respective regions generally) more severely than other areas of the country, the negative impact on the Company's economic performance could be significant. There are numerous shopping facilities that compete with the Centers in attracting tenants to lease space, and an increasing number of new retail formats and technologies other than retail shopping centers that compete with the Centers for retail sales (see "Business—Competition"). Increased competition could adversely affect the Company's revenues. Income from shopping center properties and shopping center values are also affected by such factors as applicable laws and regulations, including tax, environmental, safety and zoning laws (see "Business—Environmental Matters"), interest rate levels and the availability and cost of financing.

Dependence on Anchors/Tenants:    The Company's revenues and funds available for distribution would be adversely affected if a significant number of the Company's tenants were unable (due to poor operating results, bankruptcy, terrorist activities or other reasons) to meet their obligations, if the Company were unable to lease a significant amount of space in the Centers on economically favorable terms, or if for any reason, the Company were unable to collect a significant amount of rental payments. A decision by an Anchor or a significant tenant to cease operations at a Center could also have an adverse effect on the Company. In addition, mergers, acquisitions, consolidations, dispositions or bankruptcies in the retail industry could result in the loss of Anchors or tenants at one or more Centers. The bankruptcy and/or closure of retail stores, or sale of a store or stores to a less desirable retailer, may reduce occupany levels and rental income, or otherwise adversely affect the Company's financial performance. (See "Business—Bankruptcy and/or Closure of Retail Stores.") Furthermore, if the store sales of retailers operating in the Centers were to decline sufficiently, tenants might be unable to pay their minimum rents or expense recovery charges. In the event of a default by a tenant, the Center may also experience delays and costs in enforcing its rights as landlord.

Real Estate Development Risks:    The Company's business strategy includes the selective development and construction of retail properties. Any development, redevelopment and construction activities that the Company undertakes will be subject to the risks of real estate development, including lack of financing, construction delays, environmental requirements, budget overruns, sunk costs and lease-up. Furthermore, occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable. Real estate development activities are also subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations. If any of the above events occur, the ability to pay distributions and service the Company's indebtedness could be adversely affected.

44     The Macerich Company

Joint Venture Centers:    The Company indirectly owns partial interests in 38 Joint Venture Centers as well as fee title to a site that is ground leased to the entity that owns a Joint Venture Center and several development sites. The Company may also acquire partial interests in additional properties through joint venture arrangements. Investments in Joint Venture Centers involve risks different from those of investments in wholly-owned Centers. The Company may have fiduciary responsibilities to its partners that could affect decisions concerning the Joint Venture Centers. In certain cases, third parties share with the Company or have (with respect to one Joint Venture Center) control of major decisions relating to the Joint Venture Centers, including decisions with respect to sales, financings and the timing and amount of additional capital contributions, as well as decisions that could have an adverse impact on the Company's REIT status. In addition, some of the Company's outside partners control the day-to-day operations of eight Joint Venture Centers. The Company therefore does not control cash distributions from these Centers and the lack of cash distributions from these Centers could jeopardize the Company's ability to maintain its qualification as a REIT.

Uninsured Losses:    Each of the Centers has comprehensive liability, fire, extended coverage and rental loss insurance with insured limits customarily carried for similar properties. The Company does not insure certain types of losses (such as losses from wars), because they are either uninsurable or not economically insurable. In addition, while the Company or the relevant joint venture, as applicable, carries earthquake insurance on the Centers located in California, the policies are subject to a deductible equal to 5% of the total insured value of each Center, a $100,000 per occurrence minimum and a combined annual aggregate loss limit of $200 million on these Centers. While the Company or the relevant joint venture also carries terrorism insurance on the Centers, the policies are subject to a $10,000 deductible and a combined annual aggregate loss of $400 million for both certified and non-certified acts of terrorism. Furthermore, the Company carries title insurance on substantially all of the Centers for less than their full value. If an uninsured loss or a loss in excess of insured limits occurs, the Operating Partnership or the entity, as the case may be, that owns the affected Center could lose its capital invested in the Center, as well as the anticipated future revenue from the Center, while remaining obligated for any mortgage indebtedness or other financial obligations related to the Center. There is also no assurance that the Company will be able to maintain its current insurance coverage. An uninsured loss or loss in excess of insured limits may negatively impact the Company's financial condition.

REIT Qualification:    Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations. The complexity of these provisions and of the applicable income tax regulations is greater in the case of a REIT such as the Company that holds its assets in partnership form. The determination of various factual matters and circumstances not entirely within the Company's control, including by the Company's partners in the Joint Venture Centers, may affect its ability to qualify as a REIT. In addition, legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to the Company's qualification as a REIT or the federal income tax consequences of that qualification.

The Macerich Company    45

If in any taxable year the Company fails to qualify as a REIT, the Company will suffer the following negative results:

  •
  the Company will not be allowed a deduction for distributions to stockholders in computing its taxable income; and

  •
  the Company will be subject to federal income tax on its taxable income at regular corporate rates.

In addition, the Company will be disqualified from treatment as a REIT for the four taxable years following the year during which the qualification was lost, unless the Company was entitled to relief under statutory provisions. As a result, net income and the funds available for distribution to the Company's stockholders will be reduced for five years. Furthermore, the Internal Revenue Service could challenge the Company's REIT status for post periods, which if successful, could result in the Company owing a material amount of tax for prior periods. It is also possible that future economic, market, legal, tax or other considerations might cause the Board of Directors to revoke the Company's REIT election.

Potential Conflicts of Interest.    Each of Mace Siegel, Arthur Coppola, Dana Anderson and Edward Coppola (the "principals") serve as executive officers of the Company and are members of its board of directors. Accordingly, these principals have substantial influence over its management and the management of the Operating Partnership. Certain interests of the principals may cause a potential conflict of interest with the Company and its stockholders. The principals will experience negative tax consequences if some of the Centers are sold. As a result, the principals may not favor a sale of these Centers even though such a sale may benefit other Company stockholders. The principals also have guaranteed mortgage loans encumbering one of the Centers in an aggregate principal amount of approximately $21.75 million. The existence of these loans by the principals could result in the principals having interests that are inconsistent with the interests of the Company and its stockholders. Finally, the principals may have different interests than the Company's stockholders in certain corporate transactions because they are significant OP Unit holders in the Operating Partnership.

Assets and Liabilities

Total assets increased to $4.6 billion at December 31, 2004 compared to $4.1 billion at December 31, 2003 and $3.7 billion at December 31, 2002. During that same period, total liabilities were $3.4 billion in 2004, $2.9 billion in 2003, and $2.4 billion in 2002. These changes were primarily a result of the 2004, 2003 and 2002 acquisitions and various debt and equity transactions.

Recent Developments

A. Acquisitions

On January 30, 2004, the Company, in a 50/50 joint venture with a private investment company, acquired Inland Center, a 1 million square foot super-regional mall in San Bernardino, California. The total purchase price was $63.3 million and concurrently with the acquisition, the joint venture placed a $54.0 million fixed rate loan on the property. The balance of the Company's pro rata share of the purchase price was funded by cash and borrowings under the Company's line of credit.

46     The Macerich Company

On May 11, 2004, the Company acquired an ownership interest in NorthPark Center, a 1.3 million square foot regional mall in Dallas, Texas. The Company's initial investment in the property was $30.0 million which was funded by borrowings under the Company's line of credit. In addition, the Company assumed a pro rata share of debt of $86.6 million and has committed to fund an additional $45.0 million. As of December 31, 2004, the Company's total investment in the joint venture was $49.1 million.

On July 1, 2004, the Company acquired the Mall of Victor Valley in Victorville, California and on July 20, 2004, the Company acquired La Cumbre Plaza in Santa Barbara, California. The Mall of Victor Valley is a 508,000 square foot regional mall and La Cumbre Plaza is a 494,000 square foot regional mall. The combined total purchase price was $151.3 million. The purchase price for the Mall of Victor Valley included the assumption of an existing fixed rate loan of $54.0 million at 5.25% maturing in March, 2008. Concurrent with the closing of La Cumbre Plaza, a $30.0 million floating rate loan was placed on the property with an initial interest rate of 2.29%. The balance of the purchase price was paid in cash and borrowings from the Company's revolving line of credit.

On November 16, 2004, the Company acquired Fiesta Mall, a 1 million square foot super regional mall in Mesa, Arizona. The total purchase price was $135.2 million which was funded by borrowings under the Company's line of credit. On December 2, 2004, the Company placed a ten year $84.0 million fixed rate loan at 4.88% on the property.

On December 23, 2004, the Company announced that it had signed a definitive agreement to acquire Wilmorite Properties, Inc. and Wilmorite Holdings L.P. ("Wilmorite"). The total purchase price will be approximately $2.33 billion, including the assumption of approximately $878 million of existing debt at an average interest rate of 6.43% and the issuance of convertible preferred units and common units totaling an estimated $320 million. Approximately $210 million of the convertible preferred units can be redeemed, subject to certain conditions, for that portion of the Wilmorite portfolio generally located in the greater Rochester area. The balance of the consideration to Wilmorite's equity holders will be paid in cash. This transaction has been approved by each company's Board of Directors, subject to customary closing conditions. A majority-in-interest of the limited partners of Wilmorite Holdings L.P. and of the stockholders of its general partner, Wilmorite Properties, Inc., have also approved this acquisition. It is currently anticipated that this transaction will be completed in April, 2005. Wilmorite's existing portfolio includes interests in 11 regional malls and two open-air community centers, with 13.4 million square feet of space located in Connecticut, New York, New Jersey, Kentucky and Virginia. Approximately 5 million square feet of gross leaseable area is located at three premier regional malls: Tysons Corner Center in McLean, Virginia, Freehold Raceway Mall in Freehold, New Jersey and Danbury Fair Mall in Danbury, Connecticut.

On December 30, 2004, the Company purchased the unaffiliated owners' 50% tenants in common interest in Paradise Village Ground Leases, Village Center, Village Crossroads, Village Fair and Paradise Village Office Park II. All of these assets are located in Phoenix, Arizona. The total purchase price was $50.0 million which included the assumption of the unaffiliated owners' share of debt of $15.2 million. The balance of the purchase price was paid in cash and borrowings from the Company's line of credit. Accordingly, the Company now owns 100% of these assets.

The Macerich Company    47

On January 11, 2005, the Company became a 15% owner in a joint venture that acquired Metrocenter, a 1.4 million square foot super-regional mall in Phoenix, Arizona. The total purchase price was $160 million and concurrently with the acquisition, the joint venture placed a $112 million loan on the property. The Company's share of the purchase price, net of the debt, was $7.2 million which was funded by cash and borrowings under the Company's line of credit.

Effective January 21, 2005, the Company formed a 50/50 joint venture with a private investment company. The joint venture acquired a 49% interest in Kierland Commons, a 320,000 square foot mixed use center in Scottsdale, Arizona. The joint venture's purchase price for the interest in the center was $49.0 million. The Company assumed its share of the underlying property debt and funded the remainder of its share of the purchase price by cash and borrowings under the Company's line of credit.

B. Financing Activity

On February 18, 2004, the Company placed a $79.9 million floating rate loan on the Center at Salisbury. The loan floats at LIBOR plus 1.375% and matures February 20, 2006.

On June 30, 2004, the Company placed a new $85.0 million loan maturing in 2009 on Northridge Mall. The loan floats at LIBOR plus 2.0% for six months and then converts to a fixed rate loan at 4.94%.

On July 19, 2004, the Company placed a new $75.0 million fixed rate loan on Redmond Town Center. The new fixed rate loan bears interest at 4.81%. The proceeds were used to pay off the old $58.4 million loan and a $10.6 million loan at Washington Square. Both loans which were paid off had interest rates of 6.5%.

On July 30, 2004, the Company amended and expanded its revolving line of credit from $425.0 million to $1.0 billion and extended the maturity to July 30, 2007, plus a one year extension. The interest rate was reduced to 1.5% over LIBOR based on the Company's current leverage level.

On October 7, 2004, the Company placed an additional loan for $35.0 million at Washington Square. The loan will mature February 1, 2009 and the interest rate floats at LIBOR plus 2.0%. The proceeds from this loan paid off existing loans at Cascade Mall and Northpoint Plaza totaling $24.0 million at fixed interest rates of 6.5%.

C. Redevelopment and Development Activity

At Queens Center, the multi-phased $275 million redevelopment and expansion had its grand opening the weekend of November 19, 2004. The project increased the size of the center from 620,000 square feet to approximately 1 million square feet.

At Washington Square in suburban Portland, the Company is proceeding with an expansion project which consists of the addition of 80,000 square feet of shop space. The expansion is underway with substantial completion expected in the fourth quarter of 2005.

In Boulder, Colorado, the Company has received final approval from the City of Boulder's Planning Board for its proposal to transform Crossroads Mall into "Twenty Ninth Street"—an open-air retail, entertainment, restaurant and office district. Macerich has reached agreement with anchors, Century

48     The Macerich Company

Theatres, Home Depot and Wild Oats Market. Wild Oats and Century will join existing anchor Foley's which is the remaining retailer from the original mall. Twenty Ninth Street is expected to represent approximately 816,000 square feet of GLA upon completion of the project.

The development of San Tan Village progresses. The 500 acre master planned Gilbert project will unfold during several phases of development which will be driven by market and retailers' needs. Upon full completion, San Tan Village is expected to represent approximately 3 million square feet of retail space. Phase I, featuring a 29 acre full service power center, will open a Wal-Mart in 2005 followed by a Sam's Club later in the year. Phase II represents an additional 308,000 square feet of gross leaseable area. Phase II is projected to open September 2005. The regional shopping center component of San Tan Village lies on 120 acres and will represent approximately 1.3 million square feet. Infrastructure improvements are underway. The entertainment district could open as early as 2006 followed by a projected fall 2007 opening for the majority of the balance of the center.

At NorthPark Center in Dallas, Texas, the joint venture is proceeding with an expansion project which consists of the addition of Nordstrom, AMC Theatres and new specialty retail space which will increase the size of the center from 1.3 million square feet to more than 1.9 million square feet. The project is being built in phases and is being managed by the Company's joint venture partner.

D. Dispositions

On December 16, 2004, the Company sold the Westbar property, a Phoenix area property that consisted of a collection of ground leases, a shopping center, and land for $47.5 million. The sale resulted in a gain on sale of asset of $6.8 million.

Comparison of Years Ended December 31, 2004 and 2003

Revenues

Minimum and percentage rents increased by 16.3% to $347.3 million in 2004 from $298.7 million in 2003. Approximately $11.7 million of the increase relates to the Same Centers, $0.8 million of the increase relates to the Company acquiring 50% of its joint venture partner's interest in FlatIron Crossing, $7.4 million relates to the 2003 Acquisition Center, $10.1 million relates to the 2004 Acquisition Centers and $22.0 million relates to the Redevelopment and Development Centers, primarily Queens Center, La Encantada and Scottsdale 101 where phases of the developments have been completed. Additionally, these increases in minimum and percentage rents are offset by decreasing revenues of $3.4 million related to the Company's sale of a 49.9% interest in the Village at Corte Madera.

During 2001, the Company adopted SFAS 141. (See "Statement on Critical Accounting Policies"). The amortization of below market leases, which is recorded in minimum rents, increased to $9.2 million in 2004 from $6.1 million in 2003. The increase is primarily due to the 2003 Acquisition Center, 2004 Acquisition Centers and the Company acquiring 50% of its joint venture partner's interest in FlatIron Crossing.

Tenant recoveries increased to $159.0 million in 2004 from $152.7 in 2003. Approximately $0.1 million relates to the Company acquiring 50% of its joint venture partner's interest in FlatIron Crossing,

The Macerich Company    49

$3.4 million relates to the Redevelopment and Development Centers, primarily Queens Center, La Encantada and Scottsdale 101, $4.4 million relates to the 2003 Acquisition Center and $3.7 million relates to the 2004 Acquisition Centers. This is offset by a $3.8 million decrease due to a change in estimated recovery rates at the Same Centers and a $1.1 million decrease relating to the Company's sale of a 49.9% partnership interest in the Village at Corte Madera.

Management Companies

Revenues increased by 49.3% to $21.8 million in 2004 compared to $14.6 million in 2003 primarily due to consolidating Macerich Management Company effective July 1, 2003 in accordance with FIN 46. Prior to July 1, 2003, the Macerich Management Company was accounted for using the equity method of accounting.

Expenses

Shopping center and operating expenses increased to $165.0 million in 2004 compared to $151.3 million in 2003. The increase is a result of $4.6 million related to the 2003 Acquisition Center, $4.2 million due to the 2004 Acquisition Centers, $7.3 million related to the Redevelopment and Development Centers, primarily Queens Center, La Encantada and Scottsdale 101, $0.1 million related to the Company acquiring 50% of its joint venture partner's interest in FlatIron Crossing and $5.3 million relating to the Same Centers due to increases in recoverable and non-recoverable expenses. This is offset by a decrease of non-recoverable expenses due to a write-off of a $6.4 million compensation liability and a $1.4 million decrease related to the Company's sale of a 49.9% partnership interest in the Village at Corte Madera.

Management Companies' Operating Expenses

Expenses increased by 21.2% to $38.3 million in 2004 from $31.6 million in 2003 primarily due to consolidating Macerich Management Company effective July 1, 2003 in accordance with FIN 46. Prior to July 1, 2003, the Macerich Management Company was accounted for using the equity method of accounting.

REIT General and Administrative Expenses

REIT general and administrative expenses increased to $11.1 million in 2004 from $8.5 million in 2003, primarily due to increases in professional services and stock-based compensation expense.

Depreciation and Amortization

Depreciation and amortization increased to $142.1 million in 2004 from $104.9 million in 2003. Approximately $3.3 million of the increase relates to the 2003 Acquisition Center, $7.8 million relates to the 2004 Acquisition Centers, $2.0 million relates to consolidating Macerich Management Company effective July 1, 2003, $3.8 million relates to additional capital expenditures at the Same Centers and $8.5 million relates to Queens Center, La Encantada and Scottsdale 101. As a result of SFAS 141, an additional $12.9 million of depreciation and amortization was recorded for the twelve months ending December 31, 2004 compared to the same period in 2003 due to the reclassification of the purchase price of 2002, 2003 and 2004 acquisitions between buildings and into the value of in-place leases, tenant improvements and lease commissions all of which have shorter depreciable lives than buildings. This is offset by a $1.1 million decrease relating to the sale of 49.9% of the partnership interest in the Village at Corte Madera.

50     The Macerich Company

Interest Expense

Interest expense increased to $146.3 million in 2004 from $130.7 million in 2003. Approximately $4.5 million of the increase relates to the refinancing of FlatIron Crossing on November 4, 2003, $4.8 million relates to the $250 million of unsecured notes issued on May 13, 2003, $5.3 million relates to increased borrowings on the Company's line of credit, $2.0 million relates to the 2003 Acquisition Center, $2.0 million relates to the 2004 Acquisition Centers and $8.7 million relates primarily to Queens Center, La Encantada and Scottsdale 101. These increases are offset by $2.0 million, which relates to the Company's sale of a 49.9% partnership interest in the Village at Corte Madera, $4.1 million relates to the payoff of the $196.5 million term loan on July 30, 2004, $2.5 million relates to the payoff of the 29th Street loan on February 3, 2004 and $5.9 million relates to other financing activity at the Same Centers. Capitalized interest was $8.9 million in 2004, down from $12.1 million in 2003.

Minority Interest

The minority interest represents the 19.5% weighted average interest of the Operating Partnership not owned by the Company during 2004. This compares to 20.74% not owned by the Company during 2003.

Equity in Income from Unconsolidated Joint Ventures and Macerich Management Company

The income from unconsolidated joint ventures and the Macerich Management Company was $54.9 million for 2004, compared to income of $59.3 million in 2003. This decrease is primarily due to increased depreciation relating to SFAS 141 on the Joint Venture Acquisition Centers and consolidating Macerich Management Company effective July 1, 2003 in accordance with FIN 46. Prior to July 1, 2003, the Macerich Management Company was accounted for using the equity method of accounting.

Loss on Early Extinguishment of Debt

In 2004, the Company recorded a loss from early extinguishment of debt of $1.6 million related to the payoff of a loan at one of the Redevelopment Centers and the payoff of the $196.8 million term loan.

Gain on Sale of Assets

In 2004, a gain of $0.9 million was recorded relating to land sales compared to $1.0 million of land sales in 2003. A gain of $12.4 million in 2003 represents primarily the Company's sale of 49.9% of its partnership interest in the Village at Corte Madera on May 15, 2003 and the sale of the Shops at Gainey Village.

Discontinued Operations

In 2004, the $7.1 million gain on sale relates primarily to the sale of the Westbar property. The gain on sale of $22.0 million in 2003 relates primarily to the sale of Bristol Center on August 4, 2003.

Net Income Available to Common Stockholders

Primarily as a result of the sale of Bristol Center in 2003, the purchase of the 2003 Acquisition Center and the 2004 Acquisition Centers, the sale of 49.9% of the partnership interest in the Village at Corte Madera, the Company acquiring 50% of its joint venture partner's interest in FlatIron Crossing, the change in depreciation expense due to SFAS 141, the redevelopment of Queens Center, the developments of La Encantada and Scottsdale 101 and the foregoing results, net income available to common stockholders decreased to $82.5 million in 2004 from $113.2 million in 2003.

The Macerich Company    51

Operating Activities

Cash flow from operations was $194.4 million in 2004 compared to $202.8 million in 2003. The decrease is primarily due to the foregoing results at the Centers as mentioned above.

Investing Activities

Cash used in investing activities was $479.3 million in 2004 compared to cash used in investing activities of $328.4 million in 2003. The change resulted primarily from the proceeds of $107.2 million received in 2003 from the sale of Paradise Village Gateway, the Shops at Gainey Village, Bristol Center and the 49.9% interest in the Village at Corte Madera which is offset by increased contributions to joint ventures and acquisitions of joint ventures, $291.5 million relating to the 2004 Acquisition Centers and by the Company's purchase of its joint venture partner's 50% interest in FlatIron Crossing on January 31, 2003.

Financing Activities

Cash flow provided by financing activities was $316.6 million in 2004 compared to cash flow provided by financing activities of $115.7 million in 2003. The 2004 increase compared to 2003 resulted primarily from $94.1 million of additional funding relating to Queens construction loan, the $85.0 million Northridge loan, the new $84.0 million loan at Fiesta Mall and increased borrowings under the Company's line of credit, which is offset by the Company acquiring 50% of its joint venture partner's interest in FlatIron Crossing in January 2003, the $32.3 million funding of the Panorama loan in the first quarter of 2003 and increased dividends being paid in 2004 compared to 2003.

Funds From Operations

Primarily as a result of the factors mentioned above, Funds from Operations—Diluted increased 11.1% to $299.2 million in 2004 from $269.1 million in 2003. For the reconciliation of FFO and FFO-diluted to net income available to common stockholders, see "Funds from Operations."

Comparison of Years Ended December 31, 2003 and 2002

Revenues

Minimum and percentage rents increased by 29.7% to $298.7 million in 2003 from $230.3 million in 2002. Approximately $60.1 million of the increase relates to the Westcor portfolio, $6.7 million of the increase relates to the 2002 Acquisition Center, $4.2 million relates to the Company acquiring 50% of its joint venture partner's interest in Panorama and $2.9 million relates to the 2003 Acquisition Center. Additionally, the Redevelopment Centers offset the increase in minimum and percentage rents by decreasing revenues by $1.0 million in 2003 compared to 2002 and a $5.3 million offset related to the Company's sale of 49.9% of its partnership interest in the Village at Corte Madera.

During 2001, the Company adopted SFAS 141. (See "Statement on Critical Accounting Policies"). The amortization of below market leases, which is recorded in minimum rents, increased to $6.1 million in 2003 from $1.1 million in 2002. The increase is primarily due to a full year's amortization in 2003 from the acquisitions during 2002 compared to a partial year in 2002.

Tenant recoveries increased to $152.7 million in 2003 from $116.0 in 2002. Approximately $31.8 million relates to the Westcor portfolio, $3.9 million relates to the 2002 Acquisition Center, $4.7 million relates to

52     The Macerich Company

the Same Centers, $1.9 million relates to Panorama Mall and $1.3 million relates to the 2003 Acquisition Center. This is offset by a $1.0 million decrease relating to the Redevelopment Centers and a $2.3 million decrease relating to the sale of 49.9% partnership interest in the Village at Corte Madera.

Management Companies

Revenues increased to $14.6 million in 2003 compared to $4.8 million in 2002. This is primarily a result of Macerich Management Company being accounted for under the equity method of accounting for all of 2002. Effective July 1, 2003, in accordance with FIN 46, the Company began consolidating Macerich Management Company. Additionally, the Westcor Management Companies were consolidated for an entire year in 2003 compared to a partial year of 2002, beginning July 27, 2002, effective with the Westcor portfolio acquisition.

Expenses

Shopping center and operating expenses increased to $151.3 million in 2003 compared to $113.8 million in 2002. The increase is a result of $30.3 million related to the Westcor Portfolio, the 2002 Acquisition Center accounted for $3.1 million of the increase in expenses, $1.6 million relates to Panorama Mall, $1.4 million relates to increased property taxes, recoverable expenses and bad debt expense at the Redevelopment Centers and $3.1 million represents increased property taxes, insurance and other recoverable and non-recoverable expenses at the Same Centers. This is offset by a $2.0 million decrease relating to the sale of 49.9% partnership interest in the Village at Corte Madera.

Management Companies' Operating Expenses

Expenses in 2003 are $31.6 million compared to $13.2 million in 2002. This is primarily a result of Macerich Management Company being accounted for under the equity method of accounting for all of 2002. Effective July 1, 2003, in accordance with FIN 46, the Company began consolidating Macerich Management Company. Additionally, the Westcor Management Companies were consolidated for an entire year in 2003 compared to a partial year of 2002, beginning July 26, 2002, effective with the Westcor portfolio acquisition.

REIT General and Administrative Expenses

REIT general and administrative expenses increased to $8.5 million in 2003 from $7.4 million in 2002, primarily due to increases in professional services and stock-based compensation expense.

Depreciation and Amortization

Depreciation and amortization increased to $104.9 million in 2003 from $74.5 million in 2002. Approximately $1.6 million relates to additional capital costs at the Same Centers, $2.0 million relates to the 2002 Acquisition Center, $0.9 million relating to the 2003 Acquisition Center, $1.3 million relating to consolidating Macerich Management Company effective July 1, 2003, $0.4 million relates to Panorama Mall and $16.8 million relates to the Westcor portfolio. As a result of SFAS 141, an additional $9.5 million of depreciation and amortization was recorded based on a reclassification of the purchase price of the 2002 and 2003 Acquisition Centers and the Westcor portfolio between buildings and into the value of in-place leases, tenant improvements and lease commissions all of which have shorter depreciable lives than buildings. This is offset by a $1.9 million decrease relating to the sale of 49.9% of the partnership interest in the Village at Corte Madera.

The Macerich Company    53

Interest Expense

Interest expense increased to $130.7 million in 2003 from $120.3 million in 2002. Approximately $16.8 million of the increase is related to the debt from the Westcor portfolio, $0.5 million from the 2002 Acquisition Center, $1.0 million relates to the new $32.3 million loan placed on Panorama Mall in January 2003 and $6.5 million is related to the $250.0 million of unsecured notes issued on May 13, 2003. In addition, the interest expense relating to the debentures paid off in December 2002 reduced interest expense by $8.6 million in 2003 compared to 2002 and the sale of 49.9% of the Company's partnership interest in the Village at Corte Madera resulted in a decrease of $3.4 million compared to 2002. Capitalized interest was $12.1 million in 2003, up from $7.8 million in 2002 primarily due to the redevelopment and expansion of Queens Center.

Minority Interest

The minority interest represents the 20.3% weighted average interest of the Operating Partnership not owned by the Company during 2003. This compares to 24.7% not owned by the Company during 2002.

Equity in Income from Unconsolidated Joint Ventures and Macerich Management Companies

The income from unconsolidated joint ventures and the Macerich Management Companies was $59.3 million for 2003, compared to income of $43.0 million in 2002. $5.6 million was attributed to the acquisition of certain joint ventures in the Westcor portfolio and $0.5 million relating to the sale of a 49.9% partnership interest in the Village at Corte Madera. Additionally in 2002, a loss of $11.3 million was included in unconsolidated joint ventures relating to the Company's investment in MerchantWired, LLC which included a $10.2 million write down of assets.

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

54     The Macerich Company

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

Operating Activities

Cash flow from operations was $202.8 million in 2003 compared to $163.2 million in 2002. The increase is primarily due to the Westcor portfolio, the 2002 and 2003 Acquisition Centers and increased net operating income at the Centers as mentioned above.

Investing Activities

Cash used in investing activities was $328.4 million in 2003 compared to cash used in investing activities of $875.0 million in 2002. The change resulted primarily from the acquisitions of the Westcor portfolio and 2002 and 2003 Acquisition Centers, the Company's purchase of its joint venture partner's 50% interest in FlatIron Crossing, the Company's sale of 49.9% of its partnership interest in the Village at Corte Madera, an increase in equity of income of unconsolidated joint ventures due to the Westcor portfolio, the loss of $10.2 million in 2002 from the Company's investment in Merchant Wired, LLC and a $126.6 million increase in development, redevelopment and expansion of Centers primarily due to the Queens Center expansion. This is offset by $107.2 million of proceeds received from the sale of Paradise Village Gateway, the Shops at Gainey Village, Bristol Center and the 49.9% interest in the Village at Corte Madera and increased distributions from joint ventures primarily as a result of the Westcor portfolio.

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

Liquidity and Capital Resources

The Company intends to meet its short term liquidity requirements through cash generated from operations, working capital reserves, property secured borrowings, unsecured corporate borrowing and borrowing under the new revolving line of credit. The Company anticipates that revenues will continue to

The Macerich Company    55

provide necessary funds for its operating expenses and debt service requirements, and to pay dividends to stockholders in accordance with REIT requirements. The Company anticipates that cash generated from operations, together with cash on hand, will be adequate to fund capital expenditures which will not be reimbursed by tenants, other than non-recurring capital expenditures. The following tables summarize capital expenditures incurred at the Centers for the twelve months ending December 31:

(Dollars in Millions)
Consolidated Centers:	2004	2003	2002

Acquisitions of property and equipment	$301.1	$359.2	$934.1
Development, redevelopment and expansion of Centers	139.3	166.3	58.1
Renovations of Centers	21.2	21.7	3.4
Tenant allowances	10.9	7.3	12.4
Deferred leasing charges	16.8	15.2	14.4

Total	$489.3	$569.7	$1,022.4

(Dollars in Millions)
Joint Ventures' (at Company's pro rata share) Centers:	2004	2003	2002

Acquisitions of property and equipment(1)	$41.1	$(19.2)	$727.1
Development, redevelopment and expansion of Centers	6.6	17.6	7.1
Renovations of Centers	10.1	2.8	3.5
Tenant allowances	10.5	4.7	3.6
Deferred leasing charges	3.7	3.3	2.1

Total	$72.0	$9.2	$743.4

(1)
Includes the Company's purchase of its joint venture partner's 50% interest in FlatIron Crossing on January 31, 2003.

Management expects similar levels to be incurred in future years for tenant allowances and deferred leasing charges and to incur between $150 million to $200 million in 2005 for development, redevelopment, expansion and renovations. Capital for major expenditures or major developments and redevelopments has been, and is expected to continue to be, obtained from equity or debt financings which include borrowings under the Company's line of credit and construction loans. However, many factors impact the Company's ability to access capital, such as its overall debt level, interest rates, interest coverage ratios and prevailing market conditions.

On December 23, 2004, the Company announced the $2.33 billion acquisition of Wilmorite which is expected to close in April 2005. The purchase price includes the assumption of approximately $878 million of existing debt. It is anticipated that a total of $320 million of convertible preferred units and common units will be issued. The Company has obtained a commitment to fund $950 million of the purchase price through a term loan and an acquisition loan. The balance of the purchase price will be funded from the Company's line of credit. Additionally, the Company may generate liquidity or reduce its capital requirement by bringing in a joint venture partner.

56     The Macerich Company

On February 28, 2002, the Company issued 1,968,957 common shares with total net proceeds of $52.3 million. The proceeds from the sale of the common shares were used principally to finance a portion of the Queens Center expansion and redevelopment project and for general corporate purposes. The Queens Center expansion and redevelopment, which had its grand opening in November 2004, cost approximately $275 million. The Company has a $225.0 million construction loan which converts to a permanent loan at completion and stabilization, which is collateralized by the Queens Center property. Stabilization is expected to occur in 2005.

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

The Company's total outstanding loan indebtedness at December 31, 2004 was $4.4 billion (including its pro rata share of joint venture debt). This equated to a debt to Total Market Capitalization (defined as total debt of the Company, including its pro rata share of joint venture debt, plus aggregate market value of outstanding shares of common stock, assuming full conversion of OP Units and preferred stock into common stock) ratio of approximately 47.7% at December 31, 2004. The majority of the Company's debt consists of fixed-rate conventional mortgages payable collateralized by individual properties.

The Company filed a shelf registration statement, effective June 6, 2002, to sell securities. The shelf registration was for a total of $1.0 billion of common stock, common stock warrant or common stock rights. The Company sold a total of 15.2 million shares of common stock under this shelf registration on November 27, 2002. The aggregate offering price of this transaction was approximately $440.2 million, leaving approximately $559.8 million available under the shelf registration statement. In addition, the Company filed another shelf registration statement, effective October 27, 2003, to sell up to $300 million of preferred stock.

The Company had a $425.0 million revolving line of credit. This revolving line of credit had a three-year term through July 26, 2005 with a one-year extension option. The interest rate fluctuated from LIBOR plus 1.75% to LIBOR plus 3.00% depending on the Company's overall leverage level. As of December 31, 2003, $319.0 million of borrowings were outstanding under this credit facility at an average interest rate of 3.69%. On July 30, 2004, the Company amended and expanded the revolving line of credit to $1.0 billion and extended the maturity to July 30, 2007 plus a one-year extension. The interest rate has been reduced to 1.50% over LIBOR based on the Company's current leverage level. The interest rate fluctuates from LIBOR plus 1.15% to LIBOR plus 1.70% depending on the Company's overall leverage level. As of December 31, 2004, $643.0 million of borrowings were outstanding at an average interest rate of 3.81%.

On May 13, 2003, the Company issued $250.0 million in unsecured notes maturing in May 2007 with a one-year extension option bearing interest at LIBOR plus 2.50%. The proceeds were used to pay down and create more availability under the Company's line of credit. At December 31, 2004 and December 31,

The Macerich Company    57

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

At December 31, 2004, the Company had cash and cash equivalents available of $72.1 million.

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

The inclusion of gains (losses) on sales of peripheral land included in FFO for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 were $4.4 million (including 3.5 million from joint ventures at pro rata), $1.4 million (including $0.4 million from joint ventures at pro rata), $2.5 million (including $2.4 million from joint ventures at pro rata), $0.3 million (including $0.1 million from joint ventures at pro rata), ($0.7) million (including ($0.7) million from joint ventures at pro rata), respectively.

FFO and FFO-diluted, for the years ended December 31, 2002, 2001and 2000 have been restated to reflect the Company's share of impairment of assets and losses on debt-related transactions, the latter of

58     The Macerich Company

which was previously reported as extraordinary items under GAAP. The Company's write-off of impairment of assets for 2002 was $13.3 million (including $10.2 million from joint ventures at pro rata). There were no write-offs of impairment of assets for the years ended December 31, 2001 or 2000. The Company's losses on debt-related transactions for the years ended December 31, 2002, 2001 and 2000 were $3.6 million, $2.0 million and $0.5 million (including $0.2 million from joint ventures at pro rata), respectively.

The following reconciles net income available to common stockholders to FFO and FFO-diluted:

(amounts in thousands)
	2004		2003		2002		2001		2000
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Net income—available to common stockholders		$82,493		$113,218		$60,965		$58,035		$37,971
Adjustments to reconcile net income to FFO—basic:
Minority interest		19,870		28,907		20,189		19,001		12,168
(Gain) loss on sale or write-down of wholly-owned assets		(8,041)		(34,451)		(22,253)		(24,491)		2,773
Add: Gain on land sales—consolidated assets		939		1,054		128		215		—
Less: Impairment writedown of consolidated assets		—		—		(3,029)		—		—
(Gain) loss on sale or write-down of assets from unconsolidated entities (pro rata)		(3,353)		(155)		8,021		(191)		(235)
Add: Gain (loss) on land sales—pro rata unconsolidated entities		3,464		387		2,403		123		(659)
Less: Impairment writedown of pro rata unconsolidated entities		—		—		(10,237)		—		—
Depreciation and amortization on wholly-owned centers		144,828		109,569		78,837		65,983		61,647
Depreciation and amortization on joint ventures and from the management companies (pro rata)		61,060		45,133		37,355		28,077		24,472
Cumulative effect of change in accounting principle—wholly-owned centers		—		—		—		—		963
Cumulative effect of change in accounting principle—pro rata unconsolidated entities		—		—		—		128		787
Less: depreciation on personal property and amortization of loan costs and interest rate caps		(11,228)		(9,346)		(7,463)		(4,969)		(5,106)

FFO—basic(1)	72,715	290,032	67,332	254,316	49,611	164,916	44,963	141,911	45,050	134,781
Additional adjustments to arrive at FFO—diluted:
Impact of convertible preferred stock	3,628	9,140	7,386	14,816	9,115	20,417	9,115	19,688	9,115	18,958
Impact of stock options using the treasury method	384	—	480	—	456	—	(n/a antidilutive)		(n/a antidilutive)
Impact of restricted stock using the treasury method	(n/a antidilutive)		(n/a antidilutive)		(n/a antidilutive)		(n/a antidilutive)		(n/a antidilutive)
Impact of convertible debentures	—	—	—	—	3,833	9,310	4,824	11,773	5,154	12,542

FFO—diluted(2)	76,727	$299,172	75,198	$269,132	63,015	$194,643	58,902	$173,372	59,319	$166,281

(1)
Calculated based upon basic net income as adjusted to reach basic FFO. As of December 31, 2004, 2003, 2002, 2001 and 2000, 14.2 million, 14.2 million, 13.7 million, 11.2 million and 11.2 million of OP Units and Westcor partnership units were outstanding, respectively.

(2)
The computation of FFO—diluted shares outstanding includes the effect of outstanding common stock options and restricted stock using the treasury method. The convertible debentures were dilutive for the years ended December 31, 2002, 2001 and 2000 and were included in the FFO calculation. The convertible debentures were paid off in full on December 13, 2002. On February 25, 1998, the Company sold $100 million of its Series A Preferred Stock. On June 16, 1998, the Company sold $150 million of its Series B Preferred Stock. On September 9, 2003, 5.5 million shares of Series B Preferred Stock were converted into common shares. The preferred stock can be converted on a one-for-one basis for common stock. The preferred shares are assumed converted for purposes of 2004, 2003, 2002, 2001 and 2000 FFO-diluted as they are dilutive to that calculation.

Straight-lining of Rents

Included in minimum rents were rents attributable to the accounting practice of straight-lining of rents. The amount of straight-lining of rents that impacted consolidated minimum rents was $1.0 million for 2004, $2.9 million for 2003, $1.2 million for 2002, $(0.1) million for 2001 and $0.9 million for 2000. Additionally, the Company recognized through equity in income of unconsolidated joint ventures, its pro rata share of straight-lined rents of $1.0 million, $1.9 million, $2.3 million, $1.4 million and $2.2 million for 2004, 2003, 2002, 2001 and 2000, respectively. The increase in straight-lining of rents in 2003 and 2002 compared to 2001 is related to the acquisition of The Oaks and the Westcor portfolio in 2002. These are offset by decreases due to the Company structuring its new leases using rent increases tied to the change in CPI rather than using contractually fixed rent increases.

The Macerich Company    59

Inflation

In the last three years, inflation has not had a significant impact on the Company because of a relatively low inflation rate. Most of the leases at the Centers have rent adjustments periodically through the lease term. These rent increases are either in fixed increments or based on using an annual multiple of increases in the CPI. In addition, about 5%-13% of the leases expire each year, which enables the Company to replace existing leases with new leases at higher base rents if the rents of the existing leases are below the then existing market rate. Additionally, historically the majority of the leases require the tenants to pay their pro rata share of operating expenses. Recently, the Company began entering into leases that require tenants to pay a stated amount for operating expenses, generally excluding property taxes, regardless of the expenses actually incurred at any center. This change shifts the burden of cost control to the Company.

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

60     The Macerich Company

The following table sets forth information as of December 31, 2004 concerning the Company's long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV"):

(dollars in thousands)
	For the Years Ended December 31,
	2005	2006	2007	2008	2009	Thereafter	Total	FV

CONSOLIDATED CENTERS:
Long term debt:
Fixed rate	$32,858	$115,493	$117,124	$364,241	$250,684	$895,124	$1,775,524	$1,917,552
Average interest rate	6.42%	6.40%	6.46%	6.48%	6.38%	6.10%	6.42%	—
Variable rate	182,898	117,931	958,280	—	—	195,487	1,454,596	1,454,596
Average interest rate	3.05%	3.20%	3.95%	—	—	4.78%	3.89%	—

Total debt—Consolidated Centers	$215,756	$233,424	$1,075,404	$364,241	$250,684	$1,090,611	$3,230,120	$3,372,148

JOINT VENTURE CENTERS:
(at Company's pro rata share:)
Fixed rate	$80,912	$290,848	$127,226	$63,976	$221,304	$172,131	$956,397	$997,373
Average interest rate	6.41%	6.40%	6.65%	6.77%	7.79%	7.85%	6.46%	—
Variable rate	18,302	155,412	545	458	16,154	—	190,871	190,871
Average interest rate	2.82%	2.91%	3.67%	4.17%	4.17%	—	3.02%	—

Total debt—Joint Ventures	$99,214	$446,260	$127,771	$64,434	$237,458	$172,131	$1,147,268	$1,188,244

The consolidated Centers' total fixed rate debt increased from $1.6 billion at December 31, 2003 to $1.8 billion at December 31, 2004. The average interest rate at December 31, 2003 and 2004 was 6.65% and 6.42%, respectively.

The consolidated Centers' total variable rate debt increased from $1.1 billion at December 31, 2003 to $1.5 billion at December 31, 2004. The average interest rate at December 31, 2003 and 2004 was 3.55% and 3.89%, respectively.

The Company's pro rata share of the Joint Venture Centers' fixed rate debt at December 31, 2003 and 2004 was $861.9 million and $956.4 million, respectively. The average interest rate increased from 6.40% in 2003 to 6.46% in 2004. The Company's pro rata share of the Joint Venture Centers' variable rate debt at December 31, 2003 and 2004 was $184.2 million and $190.9 million, respectively. The average interest rate increased from 1.88% in 2003 to 3.02% in 2004.

See "Item 2. Properties—Mortgage Debt" for additional information on new financing arrangements during 2004.

The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value. The Company requires that hedging derivative instruments are effective in reducing the risk exposure that they are designated to hedge. For derivative instruments associated with the hedge of an anticipated transaction, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Any instrument that meets these hedging criteria, and other criteria required by SFAS 133, is formally designated as a hedge at the inception of the derivative contract. When the terms of an underlying transaction are modified resulting in some ineffectiveness, the portion of the change in the derivative fair value related to ineffectiveness from period to period will be included in net income. If any derivative instrument used for

The Macerich Company    61

risk management does not meet the hedging criteria then it is marked-to-market each period, however, generally the Company intends for all derivative transactions to meet all the hedge criteria and qualify as hedges. The Company does not plan to enter into derivative transactions for speculative purposes.

On an ongoing quarterly basis, the Company adjusts its balance sheet to reflect the current fair value of its derivatives. Changes in the fair value of derivatives are recorded each period in income or comprehensive income, depending on whether the derivative is designated and effective as part of a hedged transaction. For derivatives that do not meet the cash flow hedging criteria, the Company reflects those on the balance sheet quarterly at fair value with the difference being reflected in income. To the extent that the change in value of a derivative does not perfectly offset the change in value of the instrument being hedged, the ineffective portion of the hedge is immediately recognized in income. Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to income. This reclassification occurs when the hedged items are also recognized in income. The Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.

To determine the fair value of derivative instruments, the Company uses standard market conventions and techniques such as discounted cash flow analysis, option pricing models, and termination cost at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

The $250.0 million variable rate debt maturing in 2007 has an interest rate swap agreement which effectively fixed the interest rate at 4.45% from November 2003 to October 13, 2005. The fair value of this swap agreement at December 31, 2004 was $1.9 million compared to $0.2 million at December 31, 2003.

The Company has an interest rate cap with a notional amount of $30.0 million on their loan at La Cumbre Plaza. This interest rate cap prevents the LIBOR interest rate from exceeding 7.12%. The fair value of this cap agreement at December 31, 2004 was zero.

The Company has an interest rate cap with a notional amount of $92.0 million on their $108.0 million loan on The Oaks. This interest rate cap prevents the LIBOR interest rate from exceeding 7.10%. The fair value of this cap agreement at December 31, 2004 and 2003 was zero.

The Company's East Mesa Land and Superstition Springs joint venture have an interest rate swap which converts $12.8 million of variable rate debt with a weighted average interest rate of 3.97% to a fixed rate of 5.39%. This swap has been designated as a hedge in accordance with SFAS No. 133. Additionally, interest rate caps were simultaneously sold to offset the effect of the interest rate cap agreements. These interest rate caps do not qualify for hedge accounting in accordance with SFAS 133.

In addition, the Company has assessed the market risk for its variable rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $13.9 million per year based on $1.4 billion outstanding of variable rate debt at December 31, 2004 which excludes the $250.0 million of debt which has been swapped to a fixed rate.

62     The Macerich Company

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Based on their evaluation as of December 31, 2004, the Company's Chief Executive Officer and Chief Financial Officer, have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. The Company's management has concluded that, as of December 31, 2004, its internal control over financial reporting is effective based on these criteria. The Company's independent registered public accounting firm, Deloitte and Touche, LLP, have issued an audit report on the Company's assessment of our internal control over financial reporting, which is included herein.

The Macerich Company    63

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
The Macerich Company
Santa Monica, California

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that The Macerich Company and its subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

64     The Macerich Company

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2004 of the Company and our report dated March 25, 2005 expressed an unqualified opinion on those financial statements and financial statement schedules.

Deloitte & Touche, LLP
Los Angeles, California

March 25, 2005

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 9B. Other Information

None

The Macerich Company    65

Part III

Item 10. Directors and Executive Officers of the Registrant

There is hereby incorporated by reference the information which appears under the captions "Information Regarding Nominees and Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Audit Committee Matters" and "Code of Ethics" in the Company's definitive proxy statement for its 2005 Annual Meeting of Stockholders and is responsive to the information required by this Item.

Item 11. Executive Compensation

There is hereby incorporated by reference the information which appears under the caption "Election of Directors" in the Company's definitive proxy statement for its 2005 Annual Meeting of Stockholders and is responsive to the information required by this Item. Notwithstanding the foregoing, the Report of the Compensation Committee on executive compensation and the Stock Performance Graph set forth therein shall not be incorporated by reference herein, in any of the Company's prior or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent the Company specifically incorporates such report or stock performance graph by reference therein and shall not be otherwise deemed filed under either of such Acts.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

There is hereby incorporated by reference the information which appears under the captions "Principal Stockholders," "Information Regarding Nominees and Directors" and "Executive Officers" in the Company's definitive proxy statement for its 2005 Annual Meeting of Stockholders and is responsive to the information required by this Item.

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

Summary Table.    The following table sets forth, for each of the Company's equity compensation plans, the number of share of Common Stock subject to outstanding awards, the weighted-average exercise of

66     The Macerich Company

outstanding options, and the number of shares remaining available for future award grants as of December 31, 2004.

Plan Category	Number of shares of Common Stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights(1) (b)	Number of shares of Common Stock remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)

Equity Compensation Plans approved by stockholders	691,532(2)	$23.16	6,688,449(3)
Equity Compensation Plans not approved by stockholders	20,000(4)	$30.75	0(4)

Total	711,532		6,688,449

(1)
Weighted average exercise price of outstanding options; does not include stock units.

(2)
Represents 582,740 shares subject to outstanding options under the 1994 Plan, 2000 Plan and 2003 Plan and 92,292 shares underlying stock units, payable on a one-for-one basis, credited to stock unit accounts under the Director Phantom Stock Plan, and 16,500 shares subject to outstanding options under the Director Plan.

(3)
Of these shares, 5,802,247 were available for options, stock appreciation rights, restricted stock, stock units, stock bonuses, performance based awards, dividend equivalent rights and operating partnership units or other convertible or exchangeable units under the 2003 Plan, 139,846 were available for issuance under stock units under the Director Phantom Stock Plan and 746,356 were available for issuance under the Employee Stock Purchase Plan.

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

Item 13. Certain Relationships and Related Transactions

There is hereby incorporated by reference the information which appears under the captions "Certain Transactions" in the Company's definitive proxy statement for its 2005 Annual Meeting of Stockholders.

The Macerich Company    67

Item 14. Principal Accountant Fees and Services

There is hereby incorporated by reference the information which appears under the captions "Principal Accountant Fees and Services" and "Audit Committee Pre-Approval Policy" in the Company's definitive proxy statement for its 2005 Annual Meeting of Stockholders.

68     The Macerich Company

PART IV

Item 15. Exhibits, Financial Statements and Financial Statement Schedules

The Macerich Company    69

		Statements of partners' equity of SDG Macerich Properties, L.P. for the years ended December 31, 2004, 2003 and 2002	130
		Notes to financial statements	131-136
	4.	Financial Statement Schedules
		Schedule III—Real estate and accumulated depreciation of the Company	137-138
		Schedule III—Real estate and accumulated depreciation of Pacific Premier Retail Trust	139-140
		Schedule III—Real estate and accumulated depreciation of SDG Macerich Properties, L.P	141-142
(b)	1.	Exhibits
The Exhibit Index attached hereto is incorporated by reference under this item

70     The Macerich Company

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Macerich Company
Santa Monica, California

We have audited the accompanying consolidated balance sheet of The Macerich Company (the "Company") as of December 31, 2004, and the related consolidated statements of operations, common stockholders' equity, and cash flows for the year then ended. Our audit also included the consolidated financial statement schedules listed in the Index at Item 15(a)(4) as of and for the year ended December 31, 2004. These consolidated financial statements and consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedules based on our audit. The consolidated financial statements and the consolidated financial statement schedules of the Company for the years ended December 31, 2003 and 2002 were audited by other auditors whose report, dated March 11, 2004, expressed an unqualified opinion on those statements. We did not audit the consolidated financial statements or the consolidated financial statement schedule of SDG Macerich Properties, L.P. (the "Partnership"), the Company's investment in which is reflected in the accompanying consolidated financial statements using the equity method of accounting. The Company's equity of $147,915,000 in the Partnership's net assets at December 31, 2004 and $16,499,000 in the Partnership's net income for year ended are included in the accompanying consolidated financial statements. Such financial statements and financial statement schedule were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the Partnership, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audit and the report of the other auditors, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 25, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Deloitte & Touche, LLP Los Angeles, California
March 25, 2005

The Macerich Company    71

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Macerich Company:

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of The Macerich Company (the "Company") at December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(4) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule of the Company based on our audits. We did not audit the financial statements of SDG Macerich Properties, L.P. (the "Partnership"), the investment in which is reflected in the accompanying consolidated financial statements using the equity method of accounting. The investment in the Partnership represents approximately 3.7% of the Company's consolidated total assets at December 31, 2003 and the equity in income, net of minority interest, represents approximately 12.5% and 22.6% of the related consolidated net income for each of the two years in the period ended December 31, 2003. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the Partnership, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Los Angeles, CA March 11, 2004 except for Note 2, "Accounting for the Impairment or Disposal of Long Lived Assets" as to which the date is March 11, 2005

72     The Macerich Company

THE MACERICH COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31,
	2004	2003

ASSETS
Property, net	$3,574,553	$3,186,725
Cash and cash equivalents	72,114	40,356
Restricted cash	12,351	6,804
Tenant receivables, net	68,716	67,765
Deferred charges and other assets, net	280,694	231,392
Loans to unconsolidated joint ventures	6,643	29,237
Due from affiliates	3,502	5,406
Investments in unconsolidated joint ventures	618,523	577,908

Total assets	$4,637,096	$4,145,593

LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY:
Mortgage notes payable:
Related parties	$141,782	$129,084
Others	2,195,338	1,787,714

Total	2,337,120	1,916,798
Bank notes payable	893,000	765,800
Accounts payable and accrued expenses	47,755	54,682
Other accrued liabilities	123,081	116,067
Preferred stock dividend payable	2,358	2,212

Total liabilities	3,403,314	2,855,559

Minority interest	221,315	237,615

Commitments and contingencies (Note 11)
Series A cumulative convertible redeemable preferred stock, $.01 par value, 3,627,131 shares authorized, issued and outstanding at December 31, 2004 and 2003	98,934	98,934
Common stockholders' equity:
Common stock, $.01 par value, 145,000,000 shares authorized, 58,785,694 and 57,902,524 shares issued and outstanding at December 31, 2004 and 2003, respectively	586	578
Additional paid-in capital	1,029,940	1,008,488
Accumulated deficit	(103,489)	(38,541)
Accumulated other comprehensive income (loss)	1,092	(2,335)
Unamortized restricted stock	(14,596)	(14,705)

Total common stockholders' equity	913,533	953,485

Total liabilities, preferred stock and common stockholders' equity	$4,637,096	$4,145,593

The accompanying notes are an integral part of these financial statements.

The Macerich Company    73

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

	For the years ended December 31,
	2004	2003	2002

REVENUES:
Minimum rents	$329,689	$286,298	$219,537
Percentage rents	17,654	12,427	10,735
Tenant recoveries	159,005	152,696	115,993
Management Companies	21,751	14,630	4,826
Other	19,169	17,526	11,819

Total revenues	547,268	483,577	362,910

EXPENSES:
Shopping center and operating expenses	164,983	151,325	113,808
Management Companies' operating expenses	38,298	31,587	13,181
REIT general and administrative expenses	11,077	8,482	7,435

	214,358	191,394	134,424

Interest expense:
Related parties	5,800	5,689	5,815
Others	140,527	125,018	114,473

Total interest expense	146,327	130,707	120,288

Depreciation and amortization	142,096	104,920	74,504
Equity in income of unconsolidated joint ventures and the management companies	54,881	59,348	43,049
Gain (loss) on sale of assets	927	12,420	(3,820)
Loss on early extinguishment of debt	(1,642)	(170)	(3,605)

Income from continuing operations	98,653	128,154	69,318
Discontinued operations:
Gain on sale of assets	7,114	22,031	26,073
Income from discontinued operations	5,736	6,756	6,180

Total from discontinued operations	12,850	28,787	32,253

Income before minority interest	111,503	156,941	101,571
Less: Minority interest	19,870	28,907	20,189

Net income	91,633	128,034	81,382
Less: Preferred dividends	9,140	14,816	20,417

Net income available to common stockholders	$82,493	$113,218	$60,965

Earnings per common share—basic:
Income from continuing operations	$1.23	$1.68	$0.98
Discontinued operations	0.18	0.43	0.65

Net income per share available to common stockholders	$1.41	$2.11	$1.63

Weighted average number of common shares outstanding—basic	58,537,000	53,669,000	37,348,000

Earnings per common share—diluted:
Income from continuing operations	$1.22	$1.71	$0.98
Discontinued operations	0.18	0.38	0.64

Net income per share available to common stockholders	$1.40	$2.09	$1.62

Weighted average number of common shares outstanding—diluted	73,099,000	75,198,000	50,066,000

The accompanying notes are an integral part of these financial statements.

74     The Macerich Company

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

(Dollars in thousands, except per share data)

	Common Stock (# shares)	Common Stock Par Value	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Unamortized Restricted Stock	Total Common Stockholders' Equity

Balance December 31, 2001	33,981,946	$340	$366,349	($4,944)	($5,820)	($6,971)	$348,954
Comprehensive income:
Net income				81,382			81,382
Reclassification of deferred losses					1,328		1,328
Interest rate swap agreement					(319)		(319)

Total comprehensive income				81,382	1,009		82,391
Issuance costs			(23,390)				(23,390)
Common stock offerings	17,148,957	172	495,100				495,272
Issuance of restricted stock	262,082		7,748				7,748
Unvested restricted stock	(262,082)					(7,748)	(7,748)
Restricted stock vested in 2002	152,967					4,784	4,784
Exercise of stock options	207,059	2	4,254				4,256
Distributions paid $(2.22) per share				(79,891)			(79,891)
Preferred dividends				(20,417)			(20,417)
Adjustment to reflect minority interest on a pro rata basis according to year end ownership percentage of Operating Partnership			(14,161)				(14,161)

Balance December 31, 2002	51,490,929	514	835,900	(23,870)	(4,811)	(9,935)	797,798
Comprehensive income:
Net income				128,034			128,034
Reclassification of deferred losses					1,328		1,328
Interest rate swap agreement					1,148		1,148

Total comprehensive income				128,034	2,476		130,510
Issuance costs			(254)				(254)
Issuance of restricted stock	374,846	4	12,262				12,266
Unvested restricted stock	(374,846)	(4)				(12,262)	(12,266)
Restricted stock vested in 2003	214,641	2				7,492	7,494
Exercise of stock options	519,954	5	10,981				10,986
Distributions paid $(2.32) per share				(127,889)			(127,889)
Preferred dividends				(14,816)			(14,816)
Conversion of OP Units to common stock	190,000	2	6,937				6,939
Conversion of Series B Preferred Stock to common stock	5,487,000	55	148,347				148,402
Adjustment to reflect minority interest on a pro rata basis according to year end ownership percentage of Operating Partnership			(5,685)				(5,685)

Balance December 31, 2003	57,902,524	578	1,008,488	(38,541)	(2,335)	(14,705)	953,485
Comprehensive income:
Net income				91,633			91,633
Reclassification of deferred losses					1,351		1,351
Interest rate swap agreement					2,076		2,076

Total comprehensive income				91,633	3,427		95,060
Issuance of restricted stock	153,692	2	8,282				8,284
Unvested restricted stock	(153,692)	(2)				(8,282)	(8,284)
Restricted stock vested in 2004	320,114	3				8,391	8,394
Exercise of stock options	465,984	5	9,509				9,514
Issuance of phantom stock	17,862		795				795
Distributions paid $(2.48) per share				(147,441)			(147,441)
Preferred dividends				(9,140)			(9,140)
Conversion of OP Units to common stock	79,210		1,785				1,785
Adjustment to reflect minority interest on a pro rata basis according to year end ownership percentage of Operating Partnership			1,081				1,081

Balance December 31, 2004	58,785,694	$586	$1,029,940	($103,489)	$1,092	($14,596)	$913,533

The accompanying notes are an integral part of these financial statements.

The Macerich Company    75

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the years ended December 31,
	2004	2003	2002

Cash flows from operating activities:
Net income-available to common stockholders	$82,493	$113,218	$60,965
Preferred dividends	9,140	14,816	20,417

Net income	91,633	128,034	81,382

Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt	1,642	155	3,605
(Gain) loss on sale of assets	(927)	(12,420)	3,820
Discontinued operations gain on sale of assets	(7,114)	(22,031)	(26,073)
Depreciation and amortization	146,378	109,029	78,837
Amortization of net premium on trust deed note payable	(805)	(2,235)	(1,070)
Minority interest	19,870	28,907	20,189
Equity in income of unconsolidated joint ventures and the management companies	(54,881)	(59,348)	(43,049)
Changes in assets and liabilities, net of acquisitions:
Tenant receivables, net	(951)	(21,207)	(5,204)
Other assets	(12,162)	(7,573)	111
Accounts payable and accrued expenses	(3,678)	20,267	4,394
Due to affiliates	1,904	(4,088)	(2,316)
Other accrued liabilities	13,324	48,276	48,368
Accrued preferred stock dividend	146	(2,983)	182

Total adjustments	102,746	74,749	81,794

Net cash provided by operating activities	194,379	202,783	163,176

Cash flows from investing activities:
Acquisitions of property and property improvements	(369,279)	(167,643)	(487,325)
Development, redevelopment and expansion of centers	(139,292)	(166,309)	(58,062)
Renovations of centers	(21,241)	(21,718)	(3,403)
Tenant allowances	(10,875)	(7,265)	(7,818)
Deferred leasing charges	(16,822)	(15,214)	(7,352)
Distributions from joint ventures	93,031	59,825	74,107
Contributions to joint ventures	(41,913)	(44,714)	(8,680)
Acquisitions of joint ventures	(36,538)	(68,320)	(363,459)
Repayments from (loans to) unconsolidated joint ventures	22,594	(704)	(28,533)
Proceeds from sale of assets	46,630	107,177	15,316
Restricted cash	(5,547)	(3,487)	177

Net cash used in investing activities	(479,252)	(328,372)	(875,032)

Cash flows from financing activities:
Proceeds from mortgages, notes and debentures payable	770,306	646,429	1,295,390
Payments on mortgages, notes and debentures payable	(276,003)	(373,965)	(889,045)
Deferred financing costs	(8,723)	(3,326)	(14,361)
Net proceeds from equity offerings	—	—	471,882
Exercise of common stock options	9,514	10,986	4,256
Dividends and distributions	(169,323)	(149,605)	(108,583)
Dividends to preferred stockholders	(9,140)	(14,816)	(20,417)

Net cash provided by financing activities	316,631	115,703	739,122

Net increase (decrease) in cash	31,758	(9,886)	27,266
Cash and cash equivalents, beginning of period	40,356	50,242	22,976

Cash and cash equivalents, end of period	$72,114	$40,356	$50,242

Supplemental cash flow information:
Cash payment for interest, net of amounts capitalized	$140,552	$138,067	$125,949

Non-cash transactions:
Acquisition of property by assumption of debt	$54,023	—	$373,452

Acquisition of property by issuance of operating partnership units	—	$30,201	$90,597

Acquisition of property by assumption of joint venture debt	—	$180,000	—

The accompanying notes are an integral part of these financial statements.

76     The Macerich Company

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

Basis Of Presentation:

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts of the Company and the Operating Partnership. Investments in which the Company has the ability to exercise significant influence over operating and financial policies, but does not hold a controlling interest are accounted for under the equity method of accounting and are reflected as "Investment in Joint Ventures." Effective July 1, 2003, the Company began consolidating the accounts of Macerich Management Company, in accordance with FIN 46 (See Note 2). Effective July 26, 2002, concurrent with the acquisition of the Westcor portfolio, (See Note 4), the Company began consolidating the accounts of the Westcor Management Companies. Prior to July 1, 2003, the Company accounted for Macerich Management Company under the equity method of accounting. The use of the term "Macerich Management Company" refers to Macerich Management Company prior to July 1, 2003 when their accounts were reflected in the Company's consolidated financial statements under the equity method of accounting.

The Macerich Company    77

All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

2.    Summary of Significant Accounting Policies:

Cash and Cash Equivalents:

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents, for which cost approximates fair value. Restricted cash includes impounds of property taxes and other capital reserves required under the loan agreements.

Tenant Receivables:

Included in tenant receivables are allowances for doubtful accounts of $5,604 and $4,177 at December 31, 2004 and 2003, respectively. Also included in tenant receivables are accrued percentage rents of $7,174 and $5,057 at December 31, 2004 and 2003, respectively.

Revenues:

Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight-lining of rent adjustment." Rental income was decreased by $1,864 in 2004, increased by $2,887 in 2003 and increased by $1,173 in 2002 due to the straight-lining of rent adjustment. Percentage rents are recognized and accrued when tenants' specified sales targets have been met.

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

78     The Macerich Company

Property is recorded at cost and is depreciated using a straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	5-40 years
Tenant improvements	initial term of related lease
Equipment and furnishings	5-7 years

The Company accounts for all acquisitions entered into subsequent to June 30, 2001 in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS 141"). The Company will first determine the value of the land and buildings utilizing an "as if vacant" methodology. The Company will then assign a fair value to any debt assumed at acquisition. The balance of the purchase price will be allocated to tenant improvements and identifiable intangible assets or liabilities. Tenant improvements represent the tangible assets associated with the existing leases valued on a fair market value basis at acquisition date prorated over the remaining lease terms. The tenant improvements are classified as an asset under real estate investments and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases which come in three forms: (i) origination value, which represents the value associated with "cost avoidance" of acquiring in-place leases, such as lease commissions paid under terms generally experienced in our markets; (ii) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the "assumed vacant" property to the occupancy level when purchased; and (iii) above or below market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks. Origination value is recorded as an other asset and is amortized over the remaining lease terms. Value of in-place leases is recorded as an other asset and amortized over the remaining lease term plus an estimate of renewal of the acquired leases. Above or below market leases are classified as an other asset or liability, depending on whether the contractual terms are above or below market, and the asset or liability is amortized to rental revenue over the remaining terms of the leases.

When the Company acquires real estate properties, the Company allocates the components of these acquisitions using relative fair values computed using its estimates and assumptions. These estimates and assumptions impact the amount of costs allocated between various components as well as the amount of costs assigned to individual properties in multiple property acquisitions. These allocations also impact depreciation expense, rental revenues and gains or losses recorded on future sales of properties.

Generally, the Company engages a valuation firm to assist with the allocation.

The Company adopted SFAS 144 on January 1, 2002 which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

The Macerich Company    79

The Company assesses whether there has been an impairment in the value of its long-lived assets by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenants' ability to perform their duties and pay rent under the terms of the leases. The determination of recoverability is made based upon the estimated undiscounted future net cash flows, excluding interest expense. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flows analysis, with the carrying value of the related assets. Long-lived assets classified as held for sale are measured at the lower of the carrying amount or fair value less cost to sell. Management believes no such impairment has occurred in its net property carrying values at December 31, 2004 and 2003.

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

Deferred lease costs	1-15 years
Deferred financing costs	1-15 years
In-place lease values	Remaining lease term plus an estimate for renewal (weighted average 17 years)
Leasing commissions and legal costs	5-10 years

Income Taxes:

The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1994. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its taxable income to its stockholders. It is management's current intention to adhere to these requirements and maintain the Company's REIT status. As a REIT, the Company generally will not be subject to corporate level federal income tax on net income it distributes currently to its stockholders. As such, no provision for federal income taxes has been included in the accompanying consolidated financial statements. If the Company fails to qualify as a REIT in any taxable year, then it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income, if any.

80     The Macerich Company

The Company has made Taxable REIT Subsidiary elections for all of its corporate subsidiaries other than its Qualified REIT Subsidiaries. The elections, effective for the year beginning January 1, 2001 and future years, were made pursuant to section 856(l) of the Internal Revenue Code. The Company's Taxable REIT Subsidiaries are subject to corporate level income taxes which are provided for in the Company's consolidated financial statements.

Each partner is taxed individually on its share of partnership income or loss, and accordingly, no provision for federal and state income tax is provided for the Operating Partnership in the consolidated financial statements.

The following table reconciles net income available to common stockholders to taxable income available to common stockholders for the years ended December 31:

	2004	2003	2002

Net income available to common stockholders	$82,493	$113,218	$60,965
Add: Book depreciation and amortization available to common stockholders	117,882	73,343	49,113
Less: Tax depreciation and amortization available to common stockholders	(101,122)	(90,989)	(44,463)
Book/tax difference on gain on divestiture of real estate	(3,383)	(19,255)	(9,377)
Book/tax difference related to SFAS 141 purchase price allocation and market value debt adjustment (excluding SFAS 141 depreciation and amortization)	(12,436)	(7,523)	(2,683)
Other book/tax differences, net(1)	(3,529)	1,571	3,096

Taxable income available to common stockholders	$79,905	$70,365	$56,651

(1)
Primarily due to rent, stock option exercises deductible for tax purposes and investments in unconsolidated joint ventures and Taxable REIT Subsidiaries.

The Macerich Company    81

For income tax purposes, distributions paid to common stockholders consist of ordinary income, capital gains, unrecaptured Section 1250 Gain and return of capital or a combination thereof. The following table details the components of the distributions for the years ended December 31:

	2004		2003		2002

Ordinary income	$1.58	63.7%	$1.57	67.7%	$1.67	75.2%
Capital gains	$0.03	1.2%	$0.04	1.6%	$0.03	1.3%
Unrecaptured Section 1250 Gain	$0.00	0.0%	$0.08	3.3%	—	0.0%
Return of capital	$0.87	35.1%	$0.63	27.4%	$0.52	23.5%

Dividends paid or payable	$2.48	100.0%	$2.32	100.0%	$2.22	100.0%

Reclassifications:

Certain reclassifications have been made to the 2002 and 2003 consolidated financial statements to conform to the 2004 consolidated financial statements presentation.

Accounting for the Impairment or Disposal of Long-Lived Assets:

In October 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company adopted SFAS 144 on January 1, 2002. The Company sold Boulder Plaza on March 19, 2002 and in accordance with SFAS 144 the results of Boulder Plaza for the periods from January 1, 2002 to March 19, 2002, have been reclassified into "discontinued operations" on the consolidated statements of operations. Total revenues associated with Boulder Plaza were $495 for the period January 1, 2002 to March 19, 2002. The Company sold Paradise Village Gateway, which was acquired on July 26, 2002, on January 2, 2003 and recorded a loss on sale of $0.2 million for the twelve months ending December 31, 2003. Total revenue associated with Paradise Village Gateway for the period ending December 31, 2002 was $2,356. Additionally, the Company sold Bristol Center on August 4, 2003, and the results from the period January 1, 2003 to August 4, 2003 and for the year ended December 31, 2002 have been reclassified to discontinued operations. The sale of Bristol Center resulted in a gain on sale of asset of $22.2 million in 2003. Total revenues associated with Bristol Center were $2,523 for the period from January 1, 2003 to August 4, 2003 and $3,966 for the year ended December 31, 2002.

The Company sold Westbar on December 16, 2004, and the results for the period January 1, 2004 to December 16, 2004 and for the year ended December 31, 2003 and for the period July 26, 2002 to December 31, 2002 have been reclassified to discontinued operations. The sale of Westbar resulted in a

82     The Macerich Company

gain on sale of asset of $6,835. Total revenues associated with Westbar was approximately $4,784 for the period January 1, 2004 to December 16, 2004 and $5,738 for the year ended December 31, 2003 and $2,066 for the period July 26, 2002 to December 31, 2002.

Additionally, the results of Crossroads Mall in Oklahoma for the twelve months ending December 31, 2004, 2003 and 2002 have been reclassified to discontinued operations. The Company has identified this asset for disposition. Total revenues associated with Crossroads Mall were approximately $11,227, $12,249 and $11,798 for the years ended December 31, 2004, 2003 and 2002, respectively.

Early Extinguishment of Debt:

In May 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections" ("SFAS 145"), which is effective for fiscal years beginning after May 15, 2002. SFAS 145 rescinds SFAS 4, SFAS 44 and SFAS 64 and amends SFAS 13 to modify the accounting for sales-leaseback transactions. SFAS 4 required the classification of gains and losses resulting from extinguishments of debt to be classified as extraordinary items. In accordance with SFAS 145, the Company has reclassified losses from early extinguishment of debt from extraordinary items to continuing operations. Accordingly, the Company reclassified a loss of approximately $3,605 for the year ended December 31, 2002.

Financial Accounting Standards Board Interpretation Number ("FIN") 46—Consolidation of Variable Interest Entities

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51." FIN 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: 1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, and 2) the equity investors lack an essential characteristic of a controlling financial interest. FIN 46 was effective immediately for all variable interest entities acquired after January 31, 2003 and for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003. In December 2003, the FASB deferred the effective date of FIN 46 for variable interests acquired before February 1, 2003 to the first reporting period ending after March 15, 2004. The Company has adopted the provisions of FIN 46 for all non-special purpose entities created after February 1, 2003, and the Company has determined that FIN 46 does not apply to its investments in such entities or that such entities are not variable interest entities. In considering investments in joint ventures made prior to February 1, 2003, the Company adopted the provisions of FIN 46. As a result, the adoption of FIN 46 did not have a material effect on the Company's consolidated financial statements. Effective July 1, 2003, the Company has consolidated Macerich Management Company ("MMC"), in accordance with FIN 46. Consolidating MMC did not have a

The Macerich Company    83

material impact on the consolidated financial statements. Prior to July 1, 2003, MMC was accounted for under the equity method in the Company's consolidated financial statements.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement 123 (revised), "Share-Based Payment" ("FAS 123(R)"). FAS 123(R) requires that all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The new standard will be effective in the first reporting period ending after June 15, 2005. The adoption of this statement is not expected to have a material effect on the Company's results of operations or financial condition.

In December 2004, the FASB issued Statement 153 ("FAS 153"), "Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29." The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. FAS 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. FAS 153 will be effective in the first reporting period ending after June 15, 2005. The adoption of this statement is not expected to have a material effect on the Company's results of operations or financial condition.

On February 7, 2005, the SEC staff published certain views concerning the accounting by lessees for leasehold improvements, rent holidays, lessor funding of lessee expenditures and other tenant inducements. Although the application of these views to lessors was not specified by the SEC and a formal accounting standard modifying existing practice on these items has not been issued or proposed, the Company has conducted a detailed evaluation of its accounting relative to such items. The Company believes that our leases with our tenants that provide that leasehold improvements that the Company funds represent fixed assets that the Company owns and controls and that leases with such arrangements are properly accounted for as commencing at the completion of construction of such assets. On tenant leases that do not provide for landlord funding but rather provide for tenant funded construction and furnishing of the leased premises prior to the formal commencement of the lease the Company has concluded that the cumulative incremental straight-line rental revenue that would have been recognized on such leases if it had commenced with the turn-over of such space rather than the lease-specified commencement date to be immaterial to current and previous periods. Beginning on January 1, 2005, the Company will begin recognition of straight-line rental revenue on this accelerated basis for all new leases. This is not expected to have a material effect on future periods and will have no effect on periodic or cumulative cash flows to be received pursuant to a tenant lease.

84     The Macerich Company

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

In accordance with SFAS 133—"Accounting for Derivative Instruments and Hedging Activities", the Company recognizes all derivatives in the consolidated financial statements and measures the derivatives at fair value. The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk. The Company requires that hedging derivative instruments are effective in reducing the risk exposure that they are designated to hedge. For derivative instruments associated with the hedge of an anticipated transaction, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Any instrument that meets these cash flow hedging criteria, and other criteria required by SFAS 133, is formally designated as a hedge at the inception of the derivative contract. When the terms of an underlying transaction are modified resulting in some ineffectiveness, the portion of the change in the derivative fair value related to ineffectiveness from period to period will be included in net income. If any derivative instrument used for risk management does not meet the hedging criteria then it is marked-to-market each period, however, generally the Company intends for its derivative transactions to meet all the hedge criteria and qualify as hedges.

On an ongoing quarterly basis, the Company adjusts its balance sheet to reflect the current fair value of its derivatives. Changes in the fair value of derivatives are recorded each period in income or comprehensive income, depending on whether the derivative is designated and effective as part of a hedged transaction. For derivatives that do not meet the cash flow hedging criteria, the Company reflects those on the balance sheet quarterly at fair value with the difference being reflected in income. To the extent that the change in value of a derivative does not perfectly offset the change in value of the instrument being hedged, the ineffective portion of the hedge is immediately recognized in income. There was no ineffective portions in 2004, 2003 or 2002. Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to income. This reclassification occurs when the hedged items are also recognized in income. The Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.

The Macerich Company    85

To determine the fair value of derivative instruments, the Company uses standard market conventions and techniques such as discounted cash flow anlaysis, option pricing models, and termination cost at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

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

As of December 31, 2004 and 2003, the Company had $4,109 and $5,460 reflected in other comprehensive income related to treasury rate locks settled in prior years, respectively. The Company reclassified $1,351, $1,328 and $1,328 for the twelve months ended December 31, 2004, 2003 and 2002, respectively, related to treasury rate lock transactions settled in prior years from accumulated other comprehensive income to earnings. It is anticipated that a similar amount will be reclassified in 2005. Additionally, the Company recorded other comprehensive income (loss) of $245, $1,148 and ($319) related to the mark to market of interest rate swap agreements for the twelve months ended December 31, 2004, 2003 and 2002, respectively. The amount of other comprehensive income expected for 2005 from these interest rate caps and interest rate swap agreements are entirely dependent on interest rates and cannot be estimated. The interest rate caps and interest rate swap transactions are described below.

The $250,000 variable rate debt maturing in 2007 (See—Note 7) has an interest rate swap agreement which effectively fixed the interest rate at 4.45% from November 2003 to October 13, 2005. The fair value of this swap agreement is reflected in other comprehensive income and the fair value at December 31, 2004 and 2003 is $1,900 and $228, respectively.

The Company has an interest rate cap with a notional amount of $30,000 on their loan at La Cumbre Plaza (See—Note 6). This interest rate cap prevents the interest rate from exceeding 7.12%. The fair value of this cap agreement at December 31, 2004 was zero.

The Company has an interest rate cap with a notional amount of $92,000 on their $108,000 loan on The Oaks (See—Note 6). This interest rate cap prevents the interest rate from exceeding 7.10%. The fair value of this cap agreement at December 31, 2004 and 2003 was zero.

86     The Macerich Company

Earnings Per Share ("EPS"):

The computation of basic earnings per share is based on net income and the weighted average number of common shares outstanding for the years ended December 31, 2004, 2003 and 2002. The computation of diluted earnings per share includes the effect of outstanding restricted stock and common stock options calculated using the Treasury stock method. The OP Units not held by the Company have been included in the diluted EPS calculation since they are redeemable on a one-for-one basis. The following table reconciles the basic and diluted earnings per share calculation:

(In thousands, except per share data)
	For the years ended
							2002
	2004			2003
							Net Income
	Net Income	Shares	Per Share	Net Income	Shares	Per Share		Shares	Per Share

Net income	$91,633			$128,034			$81,382
Less: Preferred stock dividends	9,140			14,816			20,417

Basic EPS:
Net income available to common stockholders	$82,493	58,537	$1.41	$113,218	53,669	$2.11	$60,965	37,348	$1.63
Diluted EPS:
Conversion of OP units	19,870	14,178		28,907	13,663		20,189	12,263
Employee stock options	—	384		—	480		—	455
Restricted stock	n/a—antidilutive for EPS			n/a—antidilutive for EPS			n/a—antidilutive for EPS
Convertible preferred stock	n/a—antidilutive for EPS			14,816	7,386		n/a—antidilutive for EPS
Convertible debentures	—	—		—	—		n/a—antidilutive for EPS

Net income available to common stockholders	$102,363	73,099	$1.40	$156,941	75,198	$2.09	$81,154	50,066	$1.62

The minority interest as reflected in the Company's consolidated statements of operations has been allocated for EPS calculations as follows:

	2004	2003	2002

Income from continuing operations	$17,364	$23,066	$12,223
Discontinued operations:
Gain on sale of assets	1,387	4,470	6,440
Income from discontinued operations	1,119	1,371	1,526

Total	$19,870	$28,907	$20,189

Concentration of Risk:

The Company maintains its cash accounts in a number of commercial banks. Accounts at these banks are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100. At various times during the year, the Company had deposits in excess of the FDIC insurance limit.

The Macerich Company    87

No Center or tenant generated more than 10% of total revenues during 2004, 2003 or 2002.

The Centers derived approximately 93.8%, 93.6% and 93.3% of their total minimum rents for the years ended December 31, 2004, 2003 and 2002, respectively, from Mall and Freestanding Stores. The Limited represented 3.6%, 4.3% and 5.1% of total minimum rents in place as of December 31, 2004, 2003 and 2002, respectively, and no other retailer represented more than 3.2%, 3.2% and 4.0% of total minimum rents as of December 31, 2004, 2003 and 2002, respectively.

Management Estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the twelve months ending December 31, 2004, the Company changed its estimate for common area expense recoveries applicable to prior periods. This change in estimate resulted in a $4,129 charge for the twelve months ending December 31, 2004.

3.    Investments In Unconsolidated Joint Ventures and the Macerich Management Company:

The following are the Company's investments in various joint ventures or properties jointly owned with third parties. The Operating Partnership's interest in each joint venture as of December 31, 2004 is as follows:

Joint Venture	The Operating Partnership's Ownership %

Biltmore Shopping Center Partners LLC	50%
Corte Madera Village, LLC	50.1%
Macerich Northwestern Associates	50%
NorthPark Partners, LP	50%
NorthPark Land Partners, LP	50%
Pacific Premier Retail Trust	51%
SDG Macerich Properties, L.P.	50%
WM Inland, L.L.C.	50%
West Acres Development, LLP	19%
Westcor Joint Ventures:
Regional Malls:
East Mesa Mall, L.L.C.—Superstition Springs Center	33.3%

88     The Macerich Company

New River Associates—Arrowhead Towne Center	33.3%
Scottsdale Fashion Square Partnership	50%
Desert Sky Mall—Tenants in Common	50%
Other Properties/Affiliated Companies:
Arrowhead Festival L.L.C.	5%
Camelback Colonnade Associates Limited Partnership	75%
Chandler Gateway SPE, LLC	50%
Chandler Village Center, LLC	50%
East Mesa Land, L.L.C.	50%
Jaren Associates #4	12.5%
Lee West, LLC	50%
Promenade Associates, L.L.C.	50%
Propcor Associates	25%
Propcor II Associates, LLC—Boulevard Shops	50%
Russ Lyon Realty/Westcor Venture I	50%
Chandler Festival SPE, LLC	50%
SanTan Village Phase 2, LLC	37.5%
Scottsdale 101/Associates	46%
Westcor/Gilbert, L.L.C.	50%
Westcor/Goodyear, L.L.C.	50%
Westlinc Associates—Hilton Village	50%
Westpen Associates	50%
Westcor/Surprise LLC	33%

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

The Macerich Company    89

members of MerchantWired LLC agreed to sell all their collective membership interests in MerchantWired LLC under the terms of a definitive agreement with Transaction Network Services, Inc. ("TNSI"). The transaction was expected to close in the second quarter of 2002, but TNSI unexpectedly informed the members of MerchantWired LLC that it would not complete the transaction. As a result, MerchantWired LLC shut down its operations and transitioned its customers to alternate service providers. The Company did not make further cash contributions to MerchantWired LLC and wrote-off its remaining investment of $8,947 during the three months ended June 30, 2002, which is reflected in the equity in income of unconsolidated joint ventures.

On July 26, 2002, the Operating Partnership acquired Westcor Realty Limited Partnership and its affiliated companies ("Westcor"), which included the joint ventures noted in the above schedule (See Note 4). The results of Westcor are included for the period subsequent to its date of acquisition.

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

On May 15, 2003, the Company sold 49.9% of its partnership interest in the Village at Corte Madera for a total purchase price of approximately $65,868, which included the assumption of a proportionate amount of the partnership debt in the amount of approximately $34,709. The Company retained a 50.1% partnership interest and has continued leasing and managing the asset. Effective May 16, 2003, the Company began accounting for this property under the equity method of accounting.

On June 6, 2003, the Shops at Gainey Village, a 138,000 square foot Phoenix area specialty center, was sold for $55,724. The Company, which owned 50% of this property, received total proceeds of $15,816 and recorded a gain on sale of asset of $2,788.

On December 18, 2003, the Company acquired Biltmore Fashion Park, a 608,976 square foot regional mall in Phoenix, Arizona. The total purchase price was $158,543, which included the assumption of $77,381 of debt. The Company also issued 705,636 partnership units of the Operating Partnership at a

90     The Macerich Company

price of $42.80 per unit. The balance of the Company's 50% share of the purchase price of $10,500 was funded by cash and borrowings under the Company's line of credit. Biltmore Fashion Park is owned in a 50/50 partnership with an institutional partner. The results of Biltmore Fashion Park are included for the period subsequent to its date of acquisition.

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

On May 11, 2004, the Company acquired an ownership interest in NorthPark Center, a 1.3 million square foot regional mall in Dallas, Texas. The Company's initial investment in the property was $30,005 which was funded by borrowings under the Company's line of credit. In addition, the Company assumed a pro rata share of debt of $86,599 and has committed to fund an additional $45,000. As of December 31, 2004, the Company's total investment in the joint venture was $49,075. The results below of NorthPark Center are included for the period subsequent to its date of acquisition.

Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.

	December 31, 2004	December 31, 2003

Assets:
Properties, net	$3,076,115	$2,961,855
Other assets	214,526	148,246

Total assets	$3,290,641	$3,110,101

Liabilities and partners' capital:
Mortgage notes payable(1)	$2,326,198	$2,141,853
Other liabilities	85,956	102,516
The Company's capital(2)	455,669	412,988
Outside partners' capital	422,818	452,744

Total liabilities and partners' capital	$3,290,641	$3,110,101

(1)
Certain joint ventures have debt that could become recourse debt to the Company, in excess of its pro rata share, should the joint venture be unable to discharge the obligations of the related debt. As of December 31, 2004 and 2003, a total of $24,168 and $37,410 could become recourse debt to the Company, respectively.

(2)
The Company's investment in joint ventures is $162,854 and $164,920 more than the underlying equity as reflected in the joint ventures financial statements as of December 31, 2004 and 2003, respectively. This represents the difference between the cost of an investment and the book value of the underlying equity of the joint venture. The Company is amortizing this difference into depreciation and amortization on a straight-line basis, consistent with the depreciable lives on property (See "Note 2: Summary of Significant Accounting Policies").

The Macerich Company    91

  COMBINED AND CONDENSED STATEMENTS OF OPERATIONS OF JOINT VENTURES AND THE MACERICH MANAGEMENT COMPANY

	For the years ended December 31,
	2004					2003						2002
	SDG Macerich Properties L.P.	Pacific Premier Retail Trust	Westcor Joint Ventures	Other Joint Ventures	Total	SDG Macerich Properties L.P.	Pacific Premier Retail Trust	Westcor Joint Ventures	Other Joint Ventures	Macerich Mgmt Co.	Total	SDG Macerich Properties L.P.	Pacific Premier Retail Trust	Westcor Joint Ventures	Other Joint Ventures	Macerich Mgmt Co.	Total

Revenues:
Minimum rents	$94,243	$111,303	$85,191	$63,347	$354,084	$95,628	$107,442	$95,757	$26,539	—	$325,366	$94,956	$103,824	$54,402	$23,158	—	$276,340
Percentage rents	5,377	6,711	4,134	7,152	23,374	5,126	6,126	3,420	1,680	—	16,352	5,156	5,407	2,560	1,600	—	14,723
Tenant recoveries	50,698	42,660	37,025	29,385	159,768	51,023	41,358	40,588	9,885	—	142,854	48,212	39,930	22,245	8,318	—	118,705
Management fee	—	—	—	—	—	—	—	—	—	$5,526	5,526	—	—	—	—	$10,153	10,153
Other	2,223	2,893	7,540	2,573	15,229	1,484	2,611	3,327	967	370	8,759	2,756	2,044	343	6,723	860	12,726

Total revenues	152,541	163,567	133,890	102,457	552,455	153,261	157,537	143,092	39,071	5,896	498,857	151,080	151,205	79,550	39,799	11,013	432,647

Expenses:
Management Company expense	—	—	—	—	—	—	—	—	—	3,173	3,173	—	—	—	—	8,343	8,343
Shopping center and operating expenses	62,209	47,984	44,892	39,446	194,531	62,095	46,357	47,112	11,184	—	166,748	58,852	44,252	25,316	16,134	—	144,554
Interest expense	29,923	46,212	32,977	27,993	137,105	29,096	47,549	36,261	11,393	(207)	124,092	30,517	48,330	18,782	9,818	(348)	107,099
Depreciation and amortization	27,410	26,009	24,394	19,483	97,296	26,675	24,610	25,637	5,385	1,300	83,607	25,152	23,784	16,021	9,234	1,509	75,700

Total operating expenses	119,542	120,205	102,263	86,922	428,932	117,866	118,516	109,010	27,962	4,266	377,620	114,521	116,366	60,119	35,186	9,504	335,696

Gain (loss) on sale or write-down of assets(1)	—	(11)	10,116	(70)	10,035	—	74	5,786	—	—	5,860	—	4,431	282	(107,389)	104	(102,572)
Loss on early extinguishment of debt	—	(1,036)	—	—	(1,036)	—	—	—	—	—	—	—	—	—	—	—	—

Net income (loss)	$32,999	$42,315	$41,743	$15,465	$132,522	$35,395	$39,095	$39,868	$11,109	$1,630	$127,097	$36,559	$39,270	$19,713	$(102,776)	$1,613	$(5,621)

Company's equity in income of unconsolidated joint ventures and the management company	$16,499	$21,563	$10,454	$6,365	$54,881	$17,698	$19,940	$16,198	$3,964	$1,548	$59,348	$18,280	$20,029	$10,144	$(6,937)	$1,533	$43,049

(1)
In 2002, $106.2 million of the loss in Other Joint Ventures relates to MerchantWired, LLC.

Significant accounting policies used by the unconsolidated joint ventures and the Macerich Management Company are similar to those used by the Company. Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life ("NML") of $143,364 and $148,419, as of December 31, 2004 and 2003, respectively. NML is considered a related party because they are a joint venture partner with the Company in Macerich Northwestern Associates. Interest expense incurred on these borrowings amounted to $9,814, $10,146 and $10,439 for the years ended December 31, 2004, 2003 and 2002, respectively.

92     The Macerich Company

4.    Property:

Property is summarized as follows:

	December 31,
	2004	2003

Land	$642,392	$561,352
Building improvements	3,213,355	2,687,274
Tenant improvements	140,893	101,089
Equipment and furnishings	64,907	43,833
Construction in progress	88,229	268,811

	4,149,776	3,662,359
Less, accumulated depreciation	(575,223)	(475,634)

	$3,574,553	$3,186,725

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $104,431, $83,523 and $64,946, respectively.

On July 1, 2004, the Company acquired the Mall of Victor Valley in Victorville, California and on July 20, 2004, the Company acquired La Cumbre Plaza in Santa Barbara, California. The Mall of Victor Valley is a 508,000 square foot regional mall and La Cumbre Plaza is a 494,000 square foot regional mall. The combined total purchase price was $151,300. The purchase price for the Mall of Victor Valley included the assumption of an existing fixed rate loan of $54,000 at 5.25% maturing in March, 2008. Concurrent with the closing of La Cumbre Plaza, a $30,000 floating rate loan was placed on the property with an initial interest rate of 2.29%. The balance of the purchase price was paid in cash and borrowings from the Company's revolving line of credit.

On November 16, 2004, the Company acquired Fiesta Mall, a 1 million square foot super regional mall in Mesa, Arizona. The total purchase price was $135,250 which was funded by borrowings under the Company's line of credit. On December 2, 2004, the Company placed a ten year $84,000 fixed rate loan at 4.88% on the property.

On December 16, 2004, the Company sold Westbar, a Phoenix area property that consisted of a collection of ground leases, a shopping center and land for $47,500. The sale of Westbar resulted in a gain on sale of asset of $6,835.

On December 30, 2004, the Company purchased the unaffiliated owners' 50% tenants in common interest in Paradise Village Ground Leases, Village Center, Village Crossroads, Village Fair and Paradise Village Office Park II. The total purchase price was $50,000 which included the assumption of the unaffiliated

The Macerich Company    93

owners' share of debt of $15.2 million. The balance of the purchase price was paid in cash and borrowings from the Company's line of credit. Accordingly, the Company now owns 100% of these assets.

On January 2, 2003, the Company sold its 67% interest in Paradise Village Gateway for approximately $29,400 and recorded a loss on sale of $0.2 million. On May 15, 2003, the Company sold 49.9% of its partnership interest in the Village at Corte Madera for $65,868, which included the assumption of a proportionate share of debt in the amount of $34,709. This sale resulted in the Company recording a gain on sale of $8,537. On August 4, 2003, the Company sold Bristol Center for approximately $30,000 and recorded a gain on sale of $22,206. On September 15, 2003, the Company acquired Northridge Mall in Salinas, California. The total purchase price was $128,500 and was funded by the sale proceeds from Bristol Center and borrowings under the Company's line of credit. Additionally, the Company has recorded a gain of $0.9 million, $1.0 million and $0.1 million on the sale of peripheral land for the twelve months ending December 31, 2004, 2003 and 2002, respectively.

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

On July 26, 2002, the Operating Partnership acquired Westcor Realty Limited Partnership and its affiliated companies ("Westcor"). The total purchase price was approximately $1,475,000 including the assumption of $733,000 in existing debt and the issuance of approximately $72,000 of convertible preferred operating partnership units at a price of $36.55 per unit. Additionally, $18,910 of partnership units of Westcor Realty Limited Partnership were issued to limited partners of Westcor which, subject to certain conditions, can be converted on a one for one basis into operating partnership units of the Operating Partnership. The balance of the purchase price was paid in cash which was provided primarily from a $380,000 interim credit facility, which was subsequently paid in full in 2002 and a $250,000 term loan which was subsequently paid in full in 2004.

A gain on sale or write-down of assets of $22,253 for the twelve months ended December 31, 2002 includes a gain of $13,910 as a result of the Company selling Boulder Plaza on March 19, 2002 and a gain of $12,162 as a result of the Company selling the former Montgomery Ward's site at Pacific View

94     The Macerich Company

Mall. This is offset by a loss of $3,029 as a result of writing-off the Company's various technology investments in the quarter ended June 30, 2002.

5.    Deferred Charges And Other Assets:

Deferred charges and other assets are summarized as follows:

	December 31,
	2004	2003

Leasing	$93,869	$70,685
Financing	29,410	23,167
Intangibles resulting from SFAS 141 allocations(1)
In-place lease values	146,455	106,139
Leasing commissions and legal costs	12,617	12,203

	282,351	212,194
Less, accumulated amortization(2)	(86,298)	(53,281)

	196,053	158,913
Other assets	84,641	72,479

	$280,694	$231,392

(1)
The estimated amortization of these intangibles for the next five years and subsequent is as follows:

Year ending December 31,
2005	$17,715
2006	14,000
2007	11,638
2008	10,139
2009	9,174
Subsequent	67,538

Total	$130,204

(2)
Accumulated amortization includes $28,868 and $10,139 relating to Intangibles from SFAS 141 allocations at December 31, 2004 and 2003, respectively.

Additionally, as it relates to SFAS 141, a deferred credit representing the allocated value to below market leases of $34,399 and $36,058 is recorded in "Other Accrued Liabilities" of the Company, as of December 31, 2004 and 2003, respectively. Accordingly, these credits will be amortized into minimum

The Macerich Company    95

rents on a straight-line basis over the individual remaining lease terms. The estimated amortization of these credits for the next five years and subsequent years is as follows:

Years ending December 31,
2005	$6,641
2006	5,682
2007	4,277
2008	3,185
2009	2,420
Subsequent	12,194

Total	$34,399

96     The Macerich Company

6.    Mortgage Notes Payable:

Mortgage notes payable at December 31, 2004 and December 31, 2003 consist of the following:

	Carrying Amount of Notes(1)
	2004		2003
Property Pledged as Collateral	Other	Related Party	Other	Related Party	Interest Rate	Payment Terms	Maturity Date

Arizona Lifestyle Galleries(b)	—	—	$446	—	3.81%	$10(a)	(c)
Borgata	$15,941	—	16,439	—	5.39%	115(a)	2007
Capitola Mall	—	$44,038	—	$45,402	7.13%	380(a)	2011
Carmel Plaza	27,426	—	27,762	—	8.18%	202(a)	2009
Chandler Fashion Center	178,646	—	181,077	—	5.48%	1,043(a)	2012
Chesterfield Towne Center	59,696	—	60,804	—	9.07%	548(d)	2024
Citadel	65,911	—	67,626	—	7.20%	554(a)	2008
Crossroads Mall—Boulder	—	—	—	33,016	7.08%	244(a)	(e)
Fiesta Mall(f)	84,000	—	—	—	4.88%	interest only	2015
Flagstaff Mall	13,668	—	14,319	—	5.39%	121(a)	2006
FlatIron Crossing	197,170	—	199,770	—	5.23%	1,102(a)	2013
Fresno Fashion Fair	66,415	—	67,228	—	6.52%	437(a)	2008
Greeley Mall(g)	29,382	—	29,878	—	6.18%	197(a)	2013
La Cumbre Plaza(h)	30,000	—	—	—	3.28%	interest only	2007
La Encantada(i)	42,648	—	28,460	—	4.03%	interest only	2005
Northridge Mall(j)	85,000	—	—	—	4.84%	interest only	2009
Northwest Arkansas Mall	55,937	—	57,336	—	7.33%	434(a)	2009
Pacific View	92,703	—	93,723	—	7.16%	648(a)	2011
Panorama Mall(k)	32,250	—	32,250	—	3.15%	87(a)	2005
Paradise Valley Mall	78,797	—	80,515	—	5.39%	506(a)	2007
Paradise Valley Mall	23,870	—	24,628	—	5.89%	183(a)	2009
Prescott Gateway(l)	35,280	—	40,753	—	3.63%	interest only	2007
PVOP II(b)	—	—	1,536	—	5.85%	11(a)	2009
Paradise Village Ground Leases(b)	7,463	—	3,864	—	5.39%	56(a)	2006
Queens Center	94,792	—	96,020	—	6.88%	633(a)	2009
Queens Center(m)	97,743	97,744	50,667	50,666	4.78%	interest only	2013
Rimrock Mall	44,571	—	45,071	—	7.45%	320(a)	2011
Salisbury, Center at(n)	79,875	—	—	—	2.75%	interest only	2006
Santa Monica Place	81,958	—	82,779	—	7.70%	606(a)	2010
Scottsdale 101/Associates(o)	38,056	—	—	—	4.14%	interest only	2006
South Plains Mall	61,377	—	62,120	—	8.22%	454(a)	2009
South Towne Center	64,000	—	64,000	—	6.61%	interest only	2008
The Oaks(p)	108,000	—	108,000	—	2.64%	interest only	2005
Valley View Center	51,000	—	51,000	—	7.89%	interest only	2006
Victor Valley, Mall of	54,729	—	—	—	4.60%	304(a)	2008
Village Center(b)	7,248	—	3,801	—	5.39%	62(a)	2006
Village Crossroads(b)	4,695	—	2,453	—	4.81%	37(a)	2005
Village Fair North(b)	11,823	—	6,055	—	5.89%	82(a)	2008
Village Plaza	5,316	—	5,586	—	5.39%	47(a)	2006
Village Square I & II	4,659	—	4,892	—	5.39%	41(a)	2006
Vintage Faire Mall	67,101	—	67,873	—	7.89%	508(a)	2010
Westbar	—	—	4,216	—	4.22%	35(a)	(q)
Westbar	—	—	7,380	—	4.22%	66(a)	(r)
Westside Pavilion	96,192	—	97,387	—	6.67%	628(a)	2008

Total	$2,195,338	$141,782	$1,787,714	$129,084

(1)
The mortgage notes payable balances include the unamortized debt premiums. These debt premiums represent the excess of the fair value of debt over the principal value of debt assumed in various acquisitions subsequent to

The Macerich Company    97

  March, 1994 (with interest rates ranging from 3.81% to 7.68%). The debt premiums are being amortized into interest expense over the term of the related debt, in a manner which approximates the effective interest method.

  The debt premiums as of December 31, 2004 and 2003 consist of the following:

	2004	2003

Borgata	$831	$1,124
Flagstaff Mall	308	593
Paradise Valley Mall	1,576	2,363
Paradise Valley Mall	1,271	1,564
Paradise Village Ground Leases(b)	152	138
PVOP II(b)	—	99
Victor Valley, Mall of	1,022	—
Village Center(b)	174	157
Village Crossroads(b)	88	110
Village Fair North(b)	340	219
Village Plaza	284	438
Village Square I and II	101	194
Westbar	—	33
Westbar	—	151

Total	$6,147	$7,183

(a)
This represents the monthly payment of principal and interest.

(b)
As of December 31, 2003, these properties were being held by the owners as tenants in common and the Company had a direct undivided 50% interest in these properties. On December 30, 2004, the Company acquired 100% interest in these properties, except Arizona Lifestyle Galleries. Additionally, the Arizona Lifestyle Galleries loan was paid off in full on March 26, 2004 and the PVOP II loan was paid off in full on November 30, 2004.

(c)
This loan was paid off in full on March 24, 2004.

(d)
This amount represents the monthly payment of principal and interest. In addition, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property's gross receipts (as defined in the loan agreement) exceeds a base amount specified therein. Contingent interest expense recognized by the Company was $658, $824 and $882 for the twelve months ended December 31, 2004, 2003 and 2002, respectively.

(e)
This note was issued at a discount. The discount was being amortized over the life of the loan using the effective interest method. At December 31, 2003, the unamortized discount was $231. This loan was paid off in full on February 3, 2004. The Company recognized a $405 loss on early extinguishment of debt.

(f)
On December 2, 2004, the Company placed this ten year fixed rate loan at 4.88%.

(g)
On August 7, 2003, the Company paid off the old loan and placed a new $30,000 ten-year fixed rate loan at an interest rate of 6.18%. The Company recognized a $126 loss on early extinguishment of the old debt in 2003.

(h)
Concurrent with the acquisition of this property, the Company placed a $30,000 floating rate loan bearing interest at LIBOR plus 0.88% with an initial interest rate of 2.29%. The loan matures August 9, 2007 with two one-year extensions through August 9, 2009. At December 31, 2004, the total interest rate was 3.28%. This variable rate

98     The Macerich Company

  debt is covered by an interest rate cap agreement over the loan term which effectively prevents the interest rate from exceeding 7.12%.

(i)
This represents a construction loan which shall not exceed $51,000 bearing interest at LIBOR plus 2.0%. At December 31, 2004 and December 31, 2003, the total interest rate was 4.03% and 3.18%, respectively.

(j)
On June 30, 2004, the Company placed a new $85,000 loan maturing in 2009. The loan floats at LIBOR plus 2.0% for six months and then converts to a fixed rate loan at 4.94%. The effective interest rate over the entire term is 4.84%.

(k)
This loan bears interest at LIBOR plus 1.65%.

(l)
This represented a construction loan which was not to exceed $46,300 and bore interest at LIBOR plus 2.25%. At December 31, 2003, the total interest rate was 3.52%. Effective February 18, 2004, the loan commitment was reduced to $44,320. On July 31, 2004, this construction loan matured and was replaced with a three-year loan, plus two one-year extension options at LIBOR plus 1.65%.. At December 31, 2004, the total interest rate was 3.63%.

(m)
This represents a $225,000 construction loan bearing interest at LIBOR plus 2.50%. The loan converts to a permanent fixed rate loan at 7%, subject to certain conditions including completion and stabilization of the expansion and redevelopment project. As of December 31, 2004 and December 31, 2003, the total interest rate was 4.78% and 3.62%, respectively. NML is the lender for 50% of the construction loan. The funds advanced by NML is considered related party debt as they are a joint venture partner with the Company in Macerich Northwestern Associates.

(n)
This floating rate loan was issued on February 18, 2004. The loan bears interest at LIBOR plus 1.375% and matures February 20, 2006 with a one-year extension option. At December 31, 2004, the total interest rate was 2.75%.

(o)
The property has a construction note payable which shall not exceed $54,000, bearing an interest rate of LIBOR plus 2.00%. At December 31, 2004, the total interest rate was 4.14%.

(p)
Concurrent with the acquisition of the mall, the Company placed a $108,000 loan bearing interest at LIBOR plus 1.15% and maturing July 1, 2004 with three consecutive one year options. $92,000 of the loan is at LIBOR plus 0.7% and $16,000 is at LIBOR plus 3.75%. In July 2004, the Company extended the loan maturity to July 2005. This variable rate debt is covered by an interest rate cap agreement over the loan term which effectively prevents the interest rate from exceeding 7.10%. At December 31, 2004 and December 31, 2003, the total weighted average interest rate was 2.64% and 2.32%, respectively.

(q)
This entire loan was paid off in full on October 1, 2004.

(r)
This entire loan was paid off in full on February 10, 2004.

Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

Total interest expense capitalized during the twelve months ended December 31, 2004, 2003 and 2002 was $8,953, $12,132 and $7,812, respectively.

The Macerich Company    99

The fair value of mortgage notes payable is estimated to be approximately $2,479,148 and $2,020,688, at December 31, 2004 and December 31, 2003, respectively, based on current interest rates for comparable loans.

The above debt matures as follows:

Years Ending December 31,	Total

2005	215,755
2006	233,424
2007	182,404
2008	364,241
2009	250,684
2010 and beyond	1,090,612

$2,337,120

7.    Bank Notes Payable:

The Company had a $425,000 revolving line of credit. This revolving line of credit had a three-year term through July 26, 2005 with a one-year extension option. The interest rate fluctuated from LIBOR plus 1.75% to LIBOR plus 3.00% depending on the Company's overall leverage level. As of December 31, 2003, $319,000 of borrowings were outstanding under this credit facility at an average interest rate of 3.69%. On July 30, 2004, the Company amended and expanded the revolving line of credit to $1,000,000 and extended the maturity to July 30, 2007 plus a one-year extension. The interest rate has been reduced to 1.50% over LIBOR based on the Company's current leverage level. This interest rate fluctuates from LIBOR plus 1.15% to LIBOR plus 1.70% depending on the Company's overall leverage level. As of December 31, 2004, $643,000 of borrowings were outstanding at an average interest rate of 3.81%.

On July 26, 2002, the Company placed a $250,000 term loan with a maturity of up to three years with two one-year extension options and an interest rate ranging from LIBOR plus 2.75% to LIBOR plus 3.00% depending on the Company's overall leverage level. At December 31, 2003, $196,800 of the term loan was outstanding at an interest rate of 3.95%. On July 30, 2004, the entire term loan was paid off in full with borrowings from the Company's amended and expanded line of credit.

On May 13, 2003, the Company issued $250,000 in unsecured notes maturing in May 2007 with a one-year extension option bearing interest at LIBOR plus 2.50%. The proceeds were used to pay down and create more availability under the Company's line of credit. At December 31, 2004 and 2003, $250,000 was outstanding at an interest rate of 4.45%. In October 2003, the Company entered into an interest rate

100     The Macerich Company

swap agreement which effectively fixed the interest rate at 4.45% from November 2003 to October 13, 2005.

Additionally, as of December 31, 2004 and 2003, the Company has contingent obligations of $6,934 and $29,597, respectively, in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

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

9.    Related-Party Transactions:

The Company engaged MMC and certain of the Westcor Management Companies to manage the operations of certain unaffiliated properties and unconsolidated joint ventures. Under these arrangements, MMC and the Westcor Management Companies are reimbursed for compensation paid to on-site employees, leasing agents and project managers at the Centers, as well as insurance costs and other administrative expenses. During 2004, 2003 and 2002, management fees of $9,678, $8,434 and $7,920, respectively, were paid to MMC by the joint ventures. During 2004 and 2003, development and leasing fees of $868 and $284, respectively were paid to MMC by the joint ventures. During 2004, 2003 and for the period July 26, 2002 to December 31, 2002, management fees of $5,008, $4,674 and $2,791 for the unconsolidated entities were paid to the Westcor Management Companies by the joint ventures, respectively. During 2004, 2003 and for the period July 26, 2002 to December 31, 2002, development and leasing fees of $2,296, $1,734 and $922 for the unconsolidated entities were paid to the Westcor Management Companies by the joint ventures, respectively. Prior to July 1, 2003, the accounting of MMC is reflected in the Company's financial statements on the equity method and accordingly the fees paid to MMC prior to that date are not reflected in revenue in the Company's consolidated financial statements.

Certain mortgage notes are held by one of the Company's joint venture partners. Interest expense in connection with these notes was $5,800, $5,689 and $5,815 for the years ended December 31, 2004, 2003

The Macerich Company    101

and 2002, respectively. Included in accounts payables and accrued expense is interest payable to these partners of $535 and $252 at December 31, 2004 and 2003, respectively.

As of December 31, 2004 and 2003, the Company has loans to unconsolidated joint ventures of $6,643 and $29,237, respectively. Interest income in connection with these notes was $426 and $2,511 for the years ended December 31, 2004 and 2003. These loans represent initial funds advanced to development stage projects prior to construction loan fundings. Correspondingly, loans payable from unconsolidated joint ventures in this same amount have been accrued as an obligation of various joint ventures.

Certain Company officers and affiliates have guaranteed mortgages of $21,750 at one of the Company's joint venture properties.

10.    Future Rental Revenues:

Under existing noncancellable operating lease agreements, tenants are committed to pay the following minimum rental payments to the Company:

Years Ending December 31,

2005	$339,875
2006	299,119
2007	271,700
2008	246,126
2009	220,207
2010 and beyond	776,001

$2,153,028

11.    Commitments and Contingencies:

The Company has certain properties subject to noncancellable operating ground leases. The leases expire at various times through 2098, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined. Ground rent expenses were $2,530, $1,350 and $1,252 for the years ended December 31, 2004, 2003 and 2002, respectively. No contingent rent was incurred for the years ended December 31, 2004, 2003 and 2002.

102     The Macerich Company

Minimum future rental payments required under the leases are as follows:

Years Ending December 31,

2005	$3,395
2006	3,420
2007	3,523
2008	3,635
2009	3,879
2010 and beyond	462,049

$479,901

Perchloroethylene ("PCE") has been detected in soil and groundwater in the vicinity of a dry cleaning establishment at North Valley Plaza, formerly owned by a joint venture of which the Company was a 50% member. The property was sold on December 18, 1997. The California Department of Toxic Substances Control ("DTSC") advised the Company in 1995 that very low levels of Dichloroethylene ("1,2 DCE"), a degradation byproduct of PCE, had been detected in a municipal water well located 1/4 mile west of the dry cleaners, and that the dry cleaning facility may have contributed to the introduction of 1,2 DCE into the water well. According to the DTSC, the maximum contaminant level ("MCL") for 1,2 DCE which is permitted in drinking water is 6 parts per billion ("ppb"). The 1,2 DCE was detected in the water well at a concentration of 1.2 ppb, which is below the MCL. The Company has retained an environmental consultant and has initiated extensive testing of the site. The joint venture agreed (between itself and the buyer) that it would be responsible for continuing to pursue the investigation and remediation of impacted soil and groundwater resulting from releases of PCE from the former dry cleaner. A total of $97, $77 and $211 have already been incurred by the joint venture for remediation, professional and legal fees for the years ending December 31, 2004, 2003 and 2002, respectively. The Company has been sharing costs with former owners of the property. An additional $84 remains reserved at December 31, 2004.

The Company acquired Fresno Fashion Fair in December 1996. Asbestos was detected in structural fireproofing throughout much of the Center. Testing data conducted by professional environmental consulting firms indicates that the fireproofing is largely inaccessible to building occupants and is well adhered to the structural members. Additionally, airborne concentrations of asbestos were well within OSHA's permissible exposure limit of .1 fcc. The accounting at acquisition included a reserve of $3,300 to cover future removal of this asbestos, as necessary. The Center was recently renovated and a substantial amount of the asbestos was removed. The Company incurred $121, $1,622 and $247 in remediation costs for the years ending December 31, 2004, 2003 and 2002, respectively. An additional $618 remains reserved at December 31, 2004.

The Macerich Company    103

On December 23, 2004, the Company announced that it had signed a definitive agreement to acquire Wilmorite Properties, Inc. and Wilmorite Holdings L.P. ("Wilmorite"). The total purchase price will be approximately $2,333,000, including the assumption of approximately $878,000 of existing debt at an average interest rate of 6.43% and the issuance of convertible preferred units and common units totaling an estimated $320,000. Approximately $210,000 of the convertible preferred units can be redeemed, subject to certain conditions, for that portion of the Wilmorite portfolio generally located in the greater Rochester area. The balance of the consideration to Wilmorite's equity holders will be paid in cash. This transaction has been approved by each company's Board of Directors, subject to customary closing conditions. A majority-in-interest of the limited partners of Wilmorite Holdings L.P. and of the stockholders of its general partner, Wilmorite Properties, Inc., have also approved this acquisition. It is currently anticipated that this transaction will be completed in April, 2005.

12.    Profit Sharing Plan/Employee Stock Purchase Plan:

MMC and the Company have a retirement profit sharing plan that was established in 1984 covering substantially all of their eligible employees. The plan is qualified in accordance with section 401(a) of the Internal Revenue Code. Effective January 1, 1995, this plan was modified to include a 401(k) plan whereby employees can elect to defer compensation subject to Internal Revenue Service withholding rules. This plan was further amended effective February 1, 1999, to add the Macerich Company Common Stock Fund as a new investment alternative under the plan. A total of 150,000 shares of common stock were reserved for issuance under the plan. Contributions by MMC to the plan were made at the discretion of the Board of Directors and were based upon a specified percentage of employee compensation. MMC and the Company contributed $1,694, $1,195 and $1,050 to the plan during the years ended December 31, 2004, 2003 and 2002, respectively. On January 1, 2004, the plan adopted the "Safe Harbor" provision under Sections 401(k)(12) and 401(m)(11) of the Internal Revenue Code. In accordance with these newly adopted provisions, the Company began matching contributions equal to 100 percent of the first three percent of compensation deferred by a participant and 50 percent of the next two percent of compensation deferred by a participant. During 2004, these matching contributions made by MMC and the Company totaled $1,699.

The Board of Directors and stockholders of the Company approved an Employee Stock Purchase Plan ("ESPP") in 2003. Under the ESPP, shares of the Company's Common Stock are available for purchase by eligible employees who elect to participate in the ESPP. Eligible employees will be entitled to purchase limited amounts of the Company's Common Stock during periodic offering periods. The shares are offered at up to a 10% discount from their fair market value as of specified dates. Initially, the 10% discount is applied against the lower of the stock value at the beginning or the end of each six-month offering period under the ESPP. A maximum of 750,000 shares of Common Stock is available for delivery under the

104     The Macerich Company

ESPP. The first offering period was from January 1, 2004 through June 30, 2004. A total of 3,644 shares were issued under the ESPP during 2004.

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

In addition, in 2003 the Company's Board of Directors and stockholders approved a 2003 Equity Incentive Plan (the "2003 Plan"). The aggregate number of shares of Common Stock that may be issued pursuant to the 2003 Plan is six million shares. The 2003 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, stock units, stock bonuses, performance based awards, dividend equivalent rights and operating partnerships units or other convertible or exchangeable units. Any option granted under the 2003 Plan will have a term not to exceed 10 years.

The Company issued 1,487,509 shares of restricted stock under the employees stock incentive plans to executives as of December 31, 2004. These awards were granted based on certain performance criteria for the Company and the employees. The restricted stock generally vests over three to five years and the compensation expense related to these grants is determined by the market value at the grant date and is amortized over the vesting period on a straight-line basis. As of December 31, 2004, 2003 and 2002, 1,001,664, 681,550 and 466,909 shares, respectively, of restricted stock had vested. A total of 153,692 shares at a weighted average price of $53.90 were issued in 2004, a total of 374,846 shares at a weighted average price of $32.71 were issued in 2003, and a total of 262,082 shares at a weighted average price of $30.19 were issued in 2002. Restricted stock is subject to restrictions determined by the Company's compensation committee. Restricted stock has the same dividend and voting rights as common stock and is considered issued when vested. Compensation expense for restricted stock was $8,394, $7,492 and $4,784 in 2004, 2003 and 2002, respectively.

Approximately 5,802,247 and 5,955,939 of additional shares were reserved and were available for issuance under the 2003 Plan at December 31, 2004 and 2003, respectively. The 2003 Plan allows for, among other things, granting options or restricted stock at market value.

In addition, the Company established a Director Phantom Stock Plan which offers eligible non-employee directors the opportunity to defer cash compensation for up to three years and to receive that compensation in shares of Common Stock rather than in cash after termination of service or a

The Macerich Company    105

predetermined period. Deferred amounts are credited as stock units at the beginning of the applicable deferrable period based on the then current market price of the Common Stock. Stock unit balances are credited with dividend equivalents (priced at market) and are ultimately paid out in shares on a 1:1 basis. A maximum of 250,000 shares of Common Stock may be issued in total under the Director Phantom Stock Plan. As of December 31, 2004 and 2003, 92,292 and 88,107 stock units had been credited to the accounts of the Company's non-employee directors, respectively. Additionally, a liability of $4,876 and $3,921 is included in the Company's consolidated financial statements as of December 31, 2004 and 2003, respectively.

The following table summarizes all stock options granted, exercised or forfeited under the employee and director plans over the last three years:

	Incentive Stock Option Plans		Non-Employee Director Plan			Weighted Average Exercise Price On Exercisable Options At Year End
					# of Options Exercisable At Year End
	Shares	Option Price Per Share	Shares	Option Price Per Share

Shares outstanding at December 31, 2001	1,784,929		43,000		1,609,740	$21.56

Granted	25,000	$30.75	—
Exercised	(207,059)	$19.00-$26.88	—

Shares outstanding at December 31, 2002	1,602,870		43,000		1,599,165	$22.07

Granted	2,500	$39.43	—
Exercised	(503,454)	$19.00-$27.38	(16,500)	$19.00-$26.60
Forfeited	(43,192)		—

Shares outstanding at December 31, 2003	1,058,724		26,500		1,085,224	$22.38

Granted	—		—
Exercised	(455,984)	$19.00-$27.38	(10,000)	$19.19-$28.50
Forfeited	—	—

Shares outstanding at December 31, 2004	602,740		16,500		619,240	$23.70

The Company recorded options granted using Accounting Principles Board (APB) opinion Number 25, "Accounting for Stock Issued to Employees and Related Interpretations" through December 31, 2001. Effective January 1, 2002, the Company adopted the fair value provisions of SFAS 123 and prospectively expenses all stock options issued subsequent to January 1, 2002. No stock options were granted by the Company in 2004. On October 8, 2003, the Company granted 2,500 stock options. On December 31, 2002, the Company granted 25,000 stock options. The expense as determined under SFAS 123 was not material to the Company's consolidated financial statements for the years ended December 31, 2003 and 2002.

106     The Macerich Company

The weighted average exercise price for options granted in 2002 was $30.75 and $39.43 in 2003. The weighted average remaining contractual life for options outstanding at December 31, 2004 was 5 years and the weighted average remaining contractual life for options exercisable at December 31, 2003 was 5 years.

The weighted average fair value of options granted during 2003 and 2002 was $3.37 and $1.63, respectively. The fair value of each option grant issued in 2003 and 2002 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (a) dividend yield of 4.7% in 2003 and 7.22% in 2002, (b) expected volatility of the Company's stock of 37.2% in 2003 and 16.68% in 2002, (c) a risk-free interest rate based on U.S. Zero Coupon Bonds with time of maturity approximately equal to the options' expected time to exercise and (d) expected option lives of five years for options granted in 2003 and 2002.

14.    Deferred Compensation Plans:

The Company has established deferred compensation plans under which key executives of the Company may elect to defer receiving a portion of their cash compensation otherwise payable in one calendar year until a later year. The Company may, as determined by the Board of Directors at its sole discretion, credit a participant's account with an amount equal to a percentage of the participant's deferral. The Company contributed $632, $547 and $546 to the plans during the years ended December 31, 2004, 2003 and 2002, respectively.

In addition, certain executives have split dollar life insurance agreements with the Company whereby the Company generally pays annual premiums on a life insurance policy in an amount equal to the executives deferral under one of the Company's deferred compensation plans. Since July 30, 2002, the effective date of the Sarbanes-Oxley Act of 2002, the Company has not made any premium payments on the policies.

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

The Macerich Company    107

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

16.    Quarterly Financial Data (Unaudited):

The following is a summary of quarterly results of operations for 2004 and 2003:

	2004 Quarter Ended				2003 Quarter Ended
	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31

Revenues(1)	$163,005	$129,508	$129,935	$124,820	$139,352	$115,942	$115,387	$112,896
Net income (loss) available to common stockholders	$29,967	$17,298	$17,113	$18,115	$25,489	$39,730	$28,574	$19,425
Net income (loss) available to common stockholders per share—basic	$0.51	$0.29	$0.30	$0.31	$0.44	$0.74	$0.55	$0.38
Net income (loss) available to common stockholders per share—diluted(2)	$0.51	$0.29	$0.29	$0.31	$0.44	$0.69	$0.55	$0.37

(1)
Revenues as reported in the Company's Form 10-Q's have been reclassified to reflect SFAS No. 144 for discontinued operations.

(2)
The sum of the four quarters do not equal the year for 2003.

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

108     The Macerich Company

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

On November 27, 2002, the Company issued 15,200,000 common shares with total net proceeds of $420,300. The proceeds of the offering were used to pay off a $380,000 interim loan incurred concurrent with the Westcor acquisition and a portion of other acquisition debt (See Note 4).

19.    Subsequent Events:

On January 11, 2005, the Company became a 15% owner in a joint venture that acquired Metrocenter, a 1.4 million square foot super-regional mall in Phoenix, Arizona. The total purchase price was $160,000 and concurrently with the acquisition, the joint venture placed a $112,000 loan on the property. The Company's share of the purchase price, net of the debt, was $7,200 which was funded by cash and borrowings under the Company's line of credit.

Effective January 21, 2005, the Company formed a 50/50 joint venture with a private investment company. The joint venture acquired a 49% interest in Kierland Commons, a 320,000 square foot mixed use center in Scottsdale, Arizona. The joint venture's purchase price for the interest in the center was $49,000. The Company assumed its share of the underlying property debt and funded the remainder of its share of the purchase price by cash and borrowings under the Company's line of credit.

On February 4, 2005, a dividend/distribution of $0.65 per share was declared for common stockholders and OP Unit holders of record on February 23, 2005. In addition, the Company declared a dividend of $0.65 on the Company's Series A Preferred Stock. All dividends/distributions will be payable on March 8, 2005.

The Macerich Company    109

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Stockholders of
Pacific Premier Retail Trust

We have audited the accompanying consolidated balance sheet of Pacific Premier Retail Trust, a Maryland Real Estate Investment Trust (the "Trust") as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the consolidated financial statement schedule listed in the Index at Item 15(a)(4), as of and for the year ended December 31, 2004. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audit. The consolidated financial statements and the consolidated financial statement schedules of the Trust for the years ended December 31, 2003 and 2002 were audited by other auditors whose report, dated March 11, 2004, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, such financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audit and the report of the other auditors, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP
Los Angeles, California
March 25, 2005

110     The Macerich Company

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Stockholders of
Pacific Premier Retail Trust:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the financial position of Pacific Premier Retail Trust (the "Trust") at December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule of the Trust listed in the index appearing under Item 15(a)4 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements and financial statement schedule in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Los Angeles, CA
March 11, 2004

The Macerich Company    111

PACIFIC PREMIER RETAIL TRUST

(A Maryland Real Estate Investment Trust)

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2004	2003

ASSETS
Property, net	$968,724	$973,016
Cash and cash equivalents	14,826	6,138
Restricted cash	2,118	2,780
Tenant receivables, net	7,816	8,476
Deferred rent receivables	9,695	9,834
Deferred charges, less accumulated amortization of $6,588 and $4,766 at December 31, 2004 and 2003, respectively	8,325	7,489
Other assets	1,556	1,988

Total assets	$1,013,060	$1,009,721

LIABILITIES AND STOCKHOLDERS' EQUITY:
Mortgage notes payable:
Related parties	$77,538	$80,875
Others	607,916	599,220

Total	685,454	680,095
Accounts payable	2,811	1,252
Accrued interest payable	3,290	3,447
Accrued real estate taxes	418	813
Tenant security deposits	1,580	1,462
Other accrued liabilities	7,061	4,764
Due to related parties	926	2,302

Total liabilities	701,540	694,135

Commitments (Note 8)
Stockholders' equity:
Series A and Series B redeemable preferred stock, $.01 par value, 625 shares authorized, issued and outstanding at December 31, 2004 and 2003	—	—
Series A and B common stock, $.01 par value, 219,611 shares authorized, issued and outstanding at December 31, 2004 and 2003	2	2
Additional paid-in capital	307,613	307,613
Accumulated earnings	3,905	7,971

Total stockholders' equity	311,520	315,586

Total liabilities and stockholders' equity	$1,013,060	$1,009,721

The accompanying notes are an integral part of these financial statements.

112     The Macerich Company

PACIFIC PREMIER RETAIL TRUST

(A Maryland Real Estate Investment Trust)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars in thousands)

	2004	2003	2002

Revenues:
Minimum rents	$111,303	$107,442	$103,824
Percentage rents	6,711	6,126	5,407
Tenant recoveries	42,660	41,358	39,930
Other	2,893	2,611	2,044

Total revenues	163,567	157,537	151,205

Expenses:
Interest	46,212	47,549	48,330
Depreciation and amortization	26,009	24,610	23,784
Maintenance and repairs	9,658	9,643	10,056
Real estate taxes	12,911	12,167	11,248
Management fees	5,779	5,519	5,196
General and administrative	4,901	4,254	2,665
Ground rent	1,309	1,218	1,114
Insurance	1,815	2,156	2,175
Marketing	613	599	551
Utilities	5,936	6,177	6,900
Security	4,935	4,520	4,252

Total expenses	120,078	118,412	116,271

Income before (loss) gain on sale of asset, minority interest and loss on early extinguishment of debt	43,489	39,125	34,934
(Loss) gain on sale of asset	(11)	74	4,431
Minority interest	(127)	(104)	(95)
Loss on early extinguishment of debt	(1,036)	—	—

Net income	$42,315	$39,095	$39,270

The accompanying notes are an integral part of these financial statements.

The Macerich Company    113

PACIFIC PREMIER RETAIL TRUST

(A Maryland Real Estate Investment Trust)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars in thousands, except share data)

	Common Stock (# of shares)	Preferred Stock (# of shares)	Common Stock Par Value	Additional Paid in Capital	Accumulated (Deficit) Earnings	Total Stockholders' Equity

Balance December 31, 2001	219,611	625	$2	$307,613	$6,778	$314,393
Distributions paid to Macerich PPR Corp.					(23,801)	(23,801)
Distributions paid to Ontario Teachers' Pension Plan Board					(23,016)	(23,016)
Other distributions paid					(75)	(75)
Net income					39,270	39,270

Balance December 31, 2002	219,611	625	2	307,613	(844)	306,771
Distributions paid to Macerich PPR Corp.					(15,381)	(15,381)
Distributions paid to Ontario Teachers' Pension Plan Board					(14,824)	(14,824)
Other distributions paid					(75)	(75)
Net income					39,095	39,095

Balance December 31, 2003	219,611	625	2	307,613	7,971	315,586
Distributions paid to Macerich PPR Corp.					(23,551)	(23,551)
Distributions paid to Ontario Teachers' Pension Plan Board					(22,755)	(22,755)
Other distributions paid					(75)	(75)
Net income					42,315	42,315

Balance December 31, 2004	219,611	625	$2	$307,613	$3,905	$311,520

The accompanying notes are an integral part of these financial statements.

114     The Macerich Company

PACIFIC PREMIER RETAIL TRUST

(A Maryland Real Estate Investment Trust)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars in thousands)

	For the years ended December 31,
	2004	2003	2002

Cash flows from operating activities:
Net income	$42,315	$39,095	$39,270

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,009	24,610	23,784
Gain (loss) on sale of assets	11	(74)	(4,431)
Minority interest	127	104	95
Loss on early extinguishment of debt	1,036	—	—
Change in assets and liabilities:
Tenant receivables, net	660	(2,357)	2,228
Deferred rent receivables	139	(587)	(1,359)
Other assets	432	65	(649)
Accounts payable	1,559	1,097	(1,261)
Accrued interest payable	(157)	1,023	(1,174)
Accrued real estate taxes	(395)	(1,702)	47
Tenant security deposits	118	174	10
Other accrued liabilities	2,297	(1,264)	1,423
Due to related parties	(1,376)	1,843	(404)

Total adjustments	30,460	22,932	18,309

Net cash flows provided by operating activities	72,775	62,027	57,579

Cash flows from investing activities:
Acquisition of property and improvements	(18,613)	(10,295)	(8,195)
Deferred leasing costs	(2,733)	(3,380)	(2,613)
Proceeds from sale of assets	(2,456)	348	5,593
Restricted cash	662	(393)	(21)

Net cash flows used in investing activities	(23,140)	(13,720)	(5,236)

Cash flows from financing activities:
Proceeds from notes payable	110,000	17,150	—
Payments on notes payable	(104,641)	(28,070)	(10,641)
Distributions	(46,007)	(29,905)	(46,517)
Preferred dividends paid	(375)	(375)	(375)
Deferred finance costs	76	(110)	(30)

Net cash flows used in financing activities	(40,947)	(41,310)	(57,563)

Net increase (decrease) in cash	8,688	6,997	(5,220)
Cash, beginning of year	6,138	(859)	4,361

Cash, end of year	$14,826	$6,138	$(859)

Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$46,369	$46,526	$49,504

The accompanying notes are an integral part of these financial statements.

The Macerich Company    115

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

116     The Macerich Company

The properties as of December 31, 2004 and their locations are as follows:

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

2. Summary of Significant Accounting Policies:

Cash and Cash Equivalents:

The Trust considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents, for which cost approximates fair value.

Tenant Receivables:

Included in tenant receivables are accrued percentage rents of $2,247 and $2,139 and an allowance for doubtful accounts of $956 and $530 at December 31, 2004 and 2003, respectively.

Revenues:

Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight-lining of rent adjustment." Rental income was (decreased) increased by ($138), $586 and $1,361 in 2004, 2003 and 2002, respectively, due to the straight-lining of rents. Percentage rents are recognized on an accrual basis and are accrued when tenants' specified sales targets have been met. Estimated recoveries from tenants for real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred.

Property:

Costs related to the redevelopment, construction and improvement of properties are capitalized. Interest incurred or imputed on redevelopment and construction projects is capitalized until construction is substantially complete.

The Macerich Company    117

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

Income taxes:

The Trust elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1999. To qualify as a REIT, the Trust must meet a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its taxable income to its stockholders. It is the Trust's current intention to adhere to these requirements and maintain the Trust's REIT status. As a REIT, the Trust generally will not be subject to corporate level federal income tax on net income it distributes currently to its stockholders. As such, no provision for federal income taxes has been included in the accompanying consolidated financial statements. If the Trust fails to qualify as a REIT in any taxable year, then it will be subject to federal

118     The Macerich Company

income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Trust qualifies for taxation as a REIT, the Trust may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income, if any.

The following table reconciles net income to taxable income for the years ended December 31:

	2004	2003	2002

Net income	$42,315	$39,095	$39,270
Add: Book depreciation and amortization	26,009	24,610	23,784
Less: Tax depreciation and amortization	(25,982)	(25,335)	(25,360)
Other book/tax differences, net(1)	1,697	1,142	1,418

Taxable income	$44,039	$39,512	$39,112

(1)
Primarily due to timing differences relating to straight-line rents and prepaid rents.

For income tax purposes, distributions consist of ordinary income, capital gains, return of capital or a combination thereof. The following table details the components of the distributions for the years ended December 31:

	2004		2003		2002

Ordinary income	$209.50	100.0%	$326.31	99.8%	$163.61	77.2%
Capital gains	—	0.0%	0.66	0.2%	20.78	9.9%
Return of capital	—	0.0%	—	0.0%	27.42	12.9%

Dividends paid or payable	$209.50	100.0%	$326.97	100.0%	$211.81	100.0%

Fin 46—Consolidation of Variable Interest Entities

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

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement 153 ("FAS 153"), "Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29." The guidance in APB Opinion No. 29, Accounting for Nonmonetary

The Macerich Company    119

Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. FAS 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. FAS 153 will be effective in the first reporting period ending after June 15, 2005. The adoption of this statement is not expected to have a material effect on the Trust's results of operations or financial condition.

On February 7, 2005, the SEC staff published certain views concerning the accounting by lessees for leasehold improvements, rent holidays, lessor funding of lessee expenditures and other tenant inducements. Although the application of these views to lessors was not specified by the SEC and a formal accounting standard modifying existing practice on these items has not been issued or proposed, the Trust has conducted a detailed evaluation of its accounting relative to such items. The Trust believes that our leases with our tenants that provide that leasehold improvements that the Trust funds represent fixed assets that the Trust owns and controls and that leases with such arrangements are properly accounted for as commencing at the completion of construction of such assets. On tenant leases that do not provide for landlord funding but rather provide for tenant funded construction and furnishing of the leased premises prior to the formal commencement of the lease the Trust has concluded that the cumulative incremental straight-line rental revenue that would have been recognized on such leases if it had commenced with the turn-over of such space rather than the lease-specified commencement date to be immaterial to current and previous periods. Beginning on January 1, 2005, the Trust will begin recognition of straight-line rental revenue on this accelerated basis for all new leases. This is not expected to have a material effect on future periods and will have no effect on periodic or cumulative cash flows to be received pursuant to a tenant lease.

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

120     The Macerich Company

Concentration of Risk:

The Trust maintains its cash accounts in a number of commercial banks. Accounts at these banks are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100. At various times during the year, the Trust had deposits in excess of the FDIC insurance limit.

One tenant represented 11.4%, 11.5% and 12.0% of total minimum rents in place as of December 31, 2004, 2003 and 2002, respectively. No other tenant represented more than 2.8%, 3.5% and 3.4% of total minimum rents as of December 31, 2004, 2003 and 2002, respectively.

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

3. Property:

Property is summarized as follows:

	December 31,
	2004	2003

Land	$238,569	$237,647
Building improvements	826,280	812,817
Tenant improvements	12,839	9,235
Equipment & furnishings	4,725	4,067
Construction in progress	6,695	5,807

	1,089,108	1,069,573
Less accumulated depreciation	(120,384)	(96,557)

	$968,724	$973,016

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $23,850, $22,863 and $22,278, respectively.

The Macerich Company    121

4. Mortgage Notes Payable:

Mortgage notes payable at December 31, 2004 and 2003 consist of the following:

	Carrying Amount of Notes
	2004		2003
Property Pledged as Collateral	Other	Related Party	Other	Related Party	Interest Rate	Payment Terms	Maturity Date

Cascade Mall(a)	—	—	$22,120	—	6.50%	$239(c)	2014
Kitsap Mall/Kitsap Place(b)	$59,360	—	59,951	—	8.06%	450(c)	2010
Lakewood Mall(d)	127,000	—	127,000	—	7.20%	interest only	2005
Lakewood Mall(e)	17,150	—	17,150	—	3.93%	interest only	2005
Los Cerritos Center	111,080	—	112,995	—	7.13%	826(c)	2006
North Point Plaza(a)	—	—	3,109	—	6.50%	31(c)	2015
Redmond Town Center—Retail(f)	75,000	—	59,240	—	4.81%	301(c)	2009
Redmond Town Center—Office	—	$77,538	—	$80,875	6.77%	726(c)	2009
Stonewood Mall	76,422	—	77,103	—	7.41%	539(c)	2010
Washington Square	106,970	—	109,610	—	6.70%	825(c)	2009
Washington Square	34,934	—	—	—	4.17%	188(c)	2009
Washington Square Too(f)	—	—	10,942	—	6.50%	104(c)	2016

Total	$607,916	$77,538	$599,220	$80,875

(a)
On October 7, 2004, the joint venture placed an additional loan for $35.0 million on Washington Square. The loan will mature February 1, 2009 and the interest rate floats at LIBOR plus 2.0%. The proceeds from this loan paid off existing loans at Cascade Mall and North Point resulting in a loss on early extinguishment of debt of $721.

122     The Macerich Company

(b)
Effective January 1, 2002, monthly principal and interest of $450 is payable through maturity. This debt is cross-collateralized by Kitsap Mall and Kitsap Place.

(c)
This represents the monthly payment of principal and interest.

(d)
In connection with the acquisition of this property, the Trust assumed $127,000 of collateralized fixed rate notes (the "Notes"). The Notes bear interest at an average fixed rate of 7.20% and mature in August 2005. The Notes require the Trust to deposit all cash flow from the property operations with a trustee to meet its obligations under the Notes. Cash in excess of the required amount, as defined, is released. Included in restricted cash is $750 of cash deposited with the trustee at December 31, 2004 and 2003.

(e)
On July 28, 2000, the Trust placed a $16,125 floating rate note on the property bearing interest at LIBOR plus 2.25% and maturing July 2003. On August 24, 2003, the Trust negotiated a two-year loan extension with the lender and the loan was increased to $17,150. At December 31, 2004 and 2003, the total interest rate was 3.93% and 2.93%, respectively.

(f)
On July 19, 2004, the joint venture placed a new $75.0 million fixed rate loan on Redmond Town Center. The new fixed rate loan bears interest at 4.81%. The proceeds were used to pay off the old $58.4 million loan and a $10.6 million loan at Washington Square Too resulting in a loss on early extinguishment of debt of $319.

Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

Total interest costs capitalized for the years ended December 31, 2004, 2003 and 2002 were $332, $250 and $353, respectively.

The fair value of mortgage notes payable at December 31, 2004 and 2003 is estimated to be approximately $731,496 and $735,135, respectively, based on interest rates for comparable loans.

The Macerich Company    123

The above debt matures as follows:

Years Ending December 31,

2005	$155,190
2006	119,358
2007	11,023
2008	11,743
2009	260,558
2010 and beyond	127,582

$685,454

5. Related Party Transactions:

The Trust engages the Macerich Management Company (the "Management Company"), a subsidiary of the Company, to manage the operations of the Trust. The Management Company provides property management, leasing, corporate, redevelopment and acquisitions services to the properties of the Trust. Under these arrangements, the Management Company is reimbursed for compensation paid to on-site employees, leasing agents and project managers at the properties, as well as insurance costs and other administrative expenses. In consideration of these services, the Management Company receives monthly management fees ranging from 1.0% to 4.0% of the gross monthly rental revenue of the properties managed. During the years ended 2004, 2003 and 2002, the Trust incurred management fees of $5,779, $5,519 and $5,196, respectively, to the Management Company.

A mortgage note collateralized by the office component of Redmond Town Center is held by one of the Company's joint venture partners. In connection with this note, interest expense was $5,361, $5,583 and $5,778 during the years ended December 31, 2004, 2003 and 2002, respectively. Additionally, no interest costs were capitalized during the years ended December 31, 2004, 2003 and 2002, respectively, in relation to this note.

124     The Macerich Company

6. Future Rental Revenues:

Under existing noncancellable operating lease agreements, tenants are committed to pay the following minimum rental payments to the Trust:

Year Ending December 31,

2005	$106,818
2006	95,638
2007	86,392
2008	74,833
2009	65,957
Thereafter	210,936

$640,574

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

8. Commitments:

The Trust has certain properties subject to noncancellable operating ground leases. The leases expire at various times through 2069, subject in some cases to options to extend the terms of the lease. Ground rent expense, net of amounts capitalized, was $1,309, $1,218 and $1,114 for the years ended December 31, 2004, 2003 and 2002, respectively.

Minimum future rental payments required under the leases are as follows:

Years Ending December 31,

2005	$1,331
2006	1,331
2007	1,331
2008	1,439
2009	1,439
Thereafter	74,673

$81,544

The Macerich Company    125

Report of Registered Public Accounting Firm

The Partners
SDG Macerich Properties, L.P.:

We have audited the accompanying balance sheets of SDG Macerich Properties, L.P. as of December 31, 2004 and 2003, and the related statements of operations, cash flows, and partners' equity for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the financial statements, we have also audited the related financial statement schedule (Schedule III). These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SDG Macerich Properties, L.P. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule (Schedule III), when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Indianapolis, Indiana
March 4, 2005

126     The Macerich Company

SDG MACERICH PROPERTIES, L.P.

BALANCE SHEETS

December 31, 2004 and 2003

(Dollars in thousands)

	2004	2003

Assets
Properties:
Land	$204,100	199,736
Buildings and improvements	872,540	858,147
Equipment and furnishings	3,359	2,718

	1,079,999	1,060,601
Less accumulated depreciation	165,538	138,194

	914,461	922,407
Cash and cash equivalents	12,913	15,133
Tenant receivables, including accrued revenue, less allowance for doubtful accounts of $1,731 and $1,292	22,520	22,050
Due from affiliates	—	163
Deferred financing costs, net of accumulated amortization of $3,258 and $2,095	1,506	2,669
Prepaid real estate taxes and other assets	1,705	1,847

	$953,105	964,269

Liabilities and Partners' Equity
Mortgage notes payable	$629,665	632,799
Accounts payable	9,574	9,738
Due to affiliates	33	1,559
Accrued real estate taxes	15,839	15,509
Accrued interest expense	1,474	1,317
Accrued management fee	502	506
Other liabilities	203	202

Total liabilities	657,290	661,630
Partners' equity	295,815	302,639

	$953,105	964,269

See accompanying notes to financial statements.

The Macerich Company    127

SDG MACERICH PROPERTIES, L.P.

STATEMENTS OF OPERATIONS

Years ended December 31, 2004, 2003 and 2002

(Dollars in thousands)

	2004	2003	2002

Revenues:
Minimum rents	$94,243	95,628	94,956
Overage rents	5,377	5,126	5,156
Tenant recoveries	50,698	51,023	48,212
Other	2,223	1,484	2,756

	152,541	153,261	151,080

Expenses:
Property operations	23,447	22,989	19,675
Depreciation of properties	27,410	26,675	25,152
Real estate taxes	19,770	19,265	19,242
Repairs and maintenance	6,658	7,189	8,486
Advertising and promotion	5,567	6,368	6,451
Management fees	4,040	4,068	4,052
Provision (recoveries) for credit losses, net	1,437	1,244	300
Interest on mortgage notes	29,923	29,096	30,517
Other	1,290	972	646

	119,542	117,866	114,521

Net income	$32,999	35,395	36,559

See accompanying notes to financial statements.

128     The Macerich Company

SDG MACERICH PROPERTIES, L.P.

STATEMENTS OF CASH FLOWS

Years ended December 31, 2004, 2003 and 2002

(Dollars in thousands)

	2004	2003	2002

Cash flows from operating activities:
Net income	$32,999	$35,395	$36,559

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of properties	27,410	26,675	25,152
Amortization of debt premium	(3,134)	(2,945)	(2,768)
Amortization of financing costs	1,163	916	344
Change in tenant receivables	(470)	(2,111)	3,875
Other items	(988)	421	1,792

Net cash provided by operating activities	56,980	58,351	64,954

Cash flows from investing activities:
Additions to properties	(19,832)	(7,924)	(7,289)
Proceeds from sale of land and building	422	—	998

Net cash used by investing activities	(19,410)	(7,924)	(6,291)

Cash flows from financing activities:
Payments on mortgage note	—	(184,500)	—
Proceeds from mortgage notes payable	—	186,500	—
Deferred financing costs	—	(2,190)	—
Distributions to partners	(39,790)	(49,528)	(53,664)

Net cash provided by financing activities	(39,790)	(49,718)	(53,664)

Net change in cash and cash equivalents	(2,220)	709	4,999
Cash and cash equivalents at beginning of period	15,133	14,424	9,425

Cash and cash equivalents at end of year	$12,913	$15,133	$14,424

Supplemental cash flow information:
Cash payments for interest	$31,737	$31,368	$33,089

See accompanying notes to financial statements.

The Macerich Company    129

SDG MACERICH PROPERTIES, L.P.

STATEMENTS OF PARTNERS' EQUITY

Years ended December 31, 2004, 2003 and 2002

(Dollars in thousands)

Percentage ownership interest	Simon Property Group, Inc. affiliates 50%	The Macerich Company affiliates 50%	Accumulated Other comprehensive income (loss)	Total 100%

Balance at December 31, 2001	$166,930	166,930	174	334,034
Net income	18,280	18,279	—	36,559
Other comprehensive income:
Derivative financial instruments	—	—	(83)	(83)

Total comprehensive income				36,476
Distributions	(26,832)	(26,832)		(53,664)

Balance at December 31, 2002	158,378	158,377	91	316,846
Net income	17,697	17,698	—	35,395
Other comprehensive income:
Derivative financial instruments	—	—	(74)	(74)

Total comprehensive income				35,321
Distributions	(24,764)	(24,764)		(49,528)

Balance at December 31, 2003	151,311	151,311	17	302,639
Net income	16,500	16,499	—	32,999
Other comprehensive income:
Derivative financial instruments	—	—	(33)	(33)

Total comprehensive income				32,966
Distributions	(19,895)	(19,895)		(39,790)

Balance at December 31, 2004	$147,916	147,915	(16)	295,815

See accompanying notes to financial statements.

130     The Macerich Company

SDG MACERICH PROPERTIES, L.P.

Notes to Financial Statements

December 31, 2004, 2003 and 2002

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

The Macerich Company    131

December 31, 2004, fixed minimum rents to be received in each of the next five years and thereafter are summarized as follows:

2005	$64,779
2006	64,524
2007	55,458
2008	48,445
2009	39,425
Thereafter	108,751

$381,382

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

132     The Macerich Company

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

The Macerich Company    133

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

134     The Macerich Company

On April 12, 2000, the Partnership obtained $138,500 of additional mortgage financing which is also secured by the properties. In connection with obtaining this debt, the Partnership repaid $500 of the original variable rate debt. The notes consist of $57,100 of debt that requires monthly interest payments at a fixed weighted average rate of 8.13% and $81,400 of debt that requires monthly interest payments at a variable weighted average rate (based on LIBOR) of 2.77% and 1.53% at December 31, 2004 and 2003, respectively. All of the notes mature on May 15, 2006. The variable rate debt is covered by an interest cap agreement that effectively prevents the variable rate from exceeding 11.83%.

In May 2003, $186,500 of proceeds from mortgage notes issued that were secured by the properties were used to repay the assumed debt that was due in May 2003. The notes are due in May 2006 and require monthly interest payments at a variable weighted average rate (based on LIBOR) of 2.81% and 1.57% at December 31, 2004 and 2003, respectively. This debt is covered by interest cap agreements that effectively prevent the variable rate from exceeding 10.63%.

The fair value assigned to the $300,000 fixed-rate debt assumed at the acquisition date based on an estimated market interest rate of 6.23% was $322,711, with the resulting debt premium being amortized to interest expense over the remaining term of the debt using a level yield method. At December 31, 2004 and 2003, the unamortized balance of the debt premium was $4,665 and $7,799, respectively.

The fair value of the fixed-rate debt of $357,100 at December 31, 2004 and 2003 based on an interest rate of 4.50% and 3.94%, respectively, is estimated to be $371,898 and $386,563, respectively. The carrying value of the variable-rate debt of $267,900 at December 31, 2004 and 2003, and the Partnership's other financial instruments are estimated to approximate their fair values.

As of December 31, 2004 and 2003, the Partnership has recorded its interest rate cap agreements as derivatives at their fair values of $0 and $46, respectively, included in other assets. These derivatives consist of interest rate cap agreements with a total notional amount of $267,900 at December 31, 2004 and 2003 and a maturity date of May 2006. The Partnership's exposure to market risk due to changes in interest rates relates to the Partnership's long-term debt obligations. Through its risk management strategy, the Partnership manages exposure to interest rate market risk by interest rate protection agreements to effectively cap a portion of variable rate debt. The Partnership's intent is to minimize its exposure to potential significant increases in interest rates. The Partnership does not enter into interest rate protection agreements for speculative purposes.

(4) Related Party Transactions

Management fees incurred in 2004, 2003, and 2002 totaled $2,034, $2,038, and $2,071, respectively, for the Simon-managed properties and $2,006, $2,030, and $1,981, respectively, for the Macerich-managed

The Macerich Company    135

properties, both based on a fee of 4% of gross receipts, as defined. In addition to the management fees, Macerich charged the Partnership an additional $620 and $366 for shared services fees in 2004 and 2003, respectively.

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

136     The Macerich Company

THE MACERICH COMPANY
December 31, 2004
(Dollars in thousands)
Schedule III. Real Estate and Accumulated Depreciation

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
	Land	Building and Improvements	Equipment and Furnishings	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Furniture, Fixtures and Equipment	Construction in Progress	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation

Shopping Centers/Entities:
Arizona LifeStyle Galleries (50%)	1,700	1,694	0	436	1,700	2,130	0	0	3,830	1,096	2,734
Borgata	3,667	28,080	0	270	3,667	28,286	29	35	32,017	1,982	30,035
Capitola Mall	11,312	46,689	0	5,249	11,309	51,801	108	32	63,250	12,510	50,740
Carmel Plaza	9,080	36,354	0	2,943	9,080	38,999	47	251	48,377	6,695	41,682
Chandler Fashion Center	24,188	223,143	0	3,197	24,188	226,140	88	112	250,528	16,111	234,417
Chesterfield Towne Center	18,517	72,936	2	20,397	18,517	90,748	2,544	43	111,852	33,607	78,245
Citadel, The	21,600	86,711	0	7,100	21,600	92,440	811	560	115,411	18,760	96,651
Crossroads Mall—Boulder (29th Street)	50	37,793	64	73,423	21,616	40,326	199	49,189	111,330	27,690	83,640
Crossroads Mall—Oklahoma	10,279	43,486	291	21,934	14,367	61,148	409	66	75,990	19,335	56,655
Fiesta Mall	19,445	99,116	0	0	19,445	99,116	0	0	118,561	400	118,161
Flagstaff Mall	5,480	31,773	0	2,490	5,480	31,628	152	2,483	39,743	2,940	36,803
FlatIron Crossing	21,823	286,809	0	4,167	21,823	290,212	52	712	312,799	15,818	296,981
FlatIron Peripheral	6,205	0	0	(50)	6,155	0	0	0	6,155	0	6,155
Fresno Fashion Fair	17,966	72,194	0	14,336	17,966	84,989	1,228	313	104,496	16,234	88,262
Great Falls Marketplace	2,960	11,840	0	1,137	3,090	12,847	0	0	15,937	2,251	13,686
Greeley Mall	5,601	12,648	13	23,260	5,601	35,374	547	0	41,522	15,873	25,649
Green Tree Mall	4,947	14,925	332	26,422	4,947	40,937	597	145	46,626	30,324	16,302
Holiday Village Mall	3,491	18,229	138	20,454	5,268	35,953	295	796	42,312	26,727	15,585
La Cumbre Plaza	18,122	21,492	0	8	18,122	21,492	0	8	39,622	452	39,170
Macerich Cerritos Adjacent, LLC	0	6,448	0	(5,698)	0	750	0	0	750	77	673
Macerich Management Co.	0	2,237	26,562	11,970	0	2,695	37,223	851	40,769	11,765	29,004
Macerich Property Management Co., LLC	0	0	2,808	0	0	2,740	68	0	2,808	2,003	805
Midcor V (NVPC Peripheral)	1,703	0	0	(201)	1,432	0	0	70	1,502	0	1,502
Northgate Mall	8,400	34,865	841	27,323	13,414	56,244	1,004	767	71,429	30,314	41,115
Northridge Mall	20,100	101,170	0	2,053	20,100	102,823	256	144	123,323	3,998	119,325
Northwest Arkansas Mall	18,800	75,358	0	2,393	18,175	77,991	288	97	96,551	12,974	83,577
Oaks, The	32,300	117,156	0	5,130	32,300	119,019	289	2,978	154,586	8,205	146,381
Pacific View	8,697	8,696	0	106,235	7,854	114,951	818	5	123,628	15,199	108,429
Panorama Mall	4,373	17,491	0	384	4,373	17,735	100	40	22,248	979	21,269
Paradise Valley Mall	24,565	125,996	0	2,366	24,565	127,528	833	1	152,927	9,771	143,156
Paradise West Parcel 4	0	0	0	104	0	0	0	104	104	0	104
Parklane Mall	2,311	15,612	173	17,843	2,426	25,448	353	7,712	35,939	21,480	14,459
Prescott Gateway	5,733	49,778	0	3,590	5,733	53,057	57	254	59,101	4,777	54,324
PVIC Ground Leases	8,880	2,489	0	12,438	23,211	595	0	1	23,807	240	23,567
PVOP II	1,150	1,790	0	2,593	2,300	3,227	6	0	5,533	685	4,848
Queens Center	21,460	86,631	8	263,948	37,160	326,297	2,854	5,736	372,047	24,299	347,748
Rimrock Mall	8,737	35,652	0	7,948	8,737	43,182	418	0	52,337	9,934	42,403
Salisbury, The Centre at	15,290	63,474	31	3,753	15,284	66,126	834	304	82,548	17,355	65,193
Santa Monica Place	26,400	105,600	0	7,258	26,400	109,549	1,408	1,901	139,258	15,190	124,068
Scottsdale/101 Associates	0	4,701	0	52,337	0	57,014	10	14	57,038	3,276	53,762
Somersville Town Center	4,096	20,317	1,425	14,153	4,099	35,185	661	46	39,991	17,685	22,306
South Plains Mall	23,100	92,728	0	6,554	23,100	97,832	1,054	396	122,382	17,691	104,691
South Towne Center	19,600	78,954	0	10,753	19,454	89,211	588	54	109,307	19,561	89,746
Superstition Springs Peripheral	700	0	0	(700)	0	0	0	0	0	0	0
Superstition Springs Power Center	1,618	4,420	0	(1)	1,618	4,419	0	0	6,037	323	5,714
The Macerich Partnership, L.P.	0	2,534	0	712	211	820	2,215	0	3,246	413	2,833
Tucson La Encantada	12,800	19,699	0	47,231	12,800	66,251	208	471	79,730	3,128	76,602
Valley View Center	17,100	68,687	0	44,472	18,091	103,156	1,663	7,349	130,259	20,314	109,945
Victor Valley, Mall at	15,700	75,230	0	75	15,700	75,230	0	75	91,005	1,404	89,601
Village Center	2,250	4,459	0	9,464	4,500	11,672	1	0	16,173	1,937	14,236
Village Crossroads	3,100	4,493	0	8,479	6,200	9,872	0	0	16,072	660	15,412
Village Fair North	3,500	8,567	0	13,850	7,000	18,917	0	0	25,917	1,856	24,061
Village Plaza	3,423	8,688	0	834	3,423	9,517	5	0	12,945	1,382	11,563
Village Square I	0	2,844	0	4	0	2,844	4	0	2,848	222	2,626
Village Square II	0	8,492	0	65	0	8,554	3	0	8,557	795	7,762
Vintage Faire Mall	14,902	60,532	0	18,549	14,298	78,658	1,006	21	93,983	17,963	76,020
Westcor Partners	390	0	0	2,777	390	1,275	1,568	(66)	3,167	282	2,885
Westside Pavilion	34,100	136,819	0	18,647	34,103	149,298	2,006	4,159	189,566	28,281	161,285

Total	$571,711	$2,598,519	$32,688	$946,858	$642,392	$3,354,248	$64,907	$88,229	$4,149,776	$575,223	$3,574,553

The Macerich Company    137

THE MACERICH COMPANY

December 31, 2004

(Dollars in thousands)

Schedule III. Real Estate and Accumulated Depreciation (Continued)

Depreciation of the Company's investment in buildings and improvements reflected in the statements of income are calculated over the estimated useful lives of the asset as follows:

Buildings and improvements	5-40 years
Tenant improvements	life of related lease
Equipment and furnishings	5-7 years

The changes in total real estate assets for the three years ended December 31, 2004 are as follows:

	2002	2003	2004

Balance, beginning of year	$2,227,833	$3,251,674	$3,662,359
Additions	1,037,757	644,236	524,877
Dispositions and retirements	(13,916)	(233,551)	(37,460)

Balance, end of year	$3,251,674	$3,662,359	$4,149,776

The changes in accumulated depreciation for the three years ended December 31, 2004 are as follows:

	2002	2003	2004

Balance, beginning of year	$340,504	$409,497	$475,634
Additions	78,957	94,966	104,431
Dispositions and retirements	(9,964)	(28,829)	(4,842)

Balance, end of year	$409,497	$475,634	$575,223

138     The Macerich Company

PACIFIC PREMIER RETAIL TRUST
December 31, 2004
(Dollars in thousands)

Schedule III. Real Estate and Accumulated Depreciation

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Furniture, Fixtures and Equipment	Construction in Progress	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation

Shopping Center Entities:
Cascade Mall	$8,200	$32,843	$2,796	$8,200	$35,501	$138	$0	$43,839	$5,543	$38,296
Creekside Crossing	620	2,495	136	620	2,608	0	23	3,251	392	2,859
Cross Court Plaza	1,400	5,629	306	1,400	5,935	0	0	7,335	888	6,447
Kitsap Mall	13,590	56,672	2,437	13,486	59,059	154	0	72,699	9,451	63,248
Kitsap Place Mall	1,400	5,627	2,576	1,400	8,203	0	0	9,603	992	8,611
Lakewood Mall	48,025	112,059	42,602	48,025	152,879	1,782	0	202,686	20,983	181,703
Los Cerritos Center	57,000	133,000	4,804	57,000	136,089	1,638	77	194,804	19,596	175,208
Northpoint Plaza	1,400	5,627	25	1,397	5,654	1	0	7,052	857	6,195
Redmond Towne Center	18,381	73,868	18,171	17,864	92,412	139	5	110,420	13,368	97,052
Redmond Office	20,676	90,929	15,235	20,676	106,164	0	0	126,840	14,372	112,468
Stonewood Mall	30,902	72,104	3,404	30,901	74,949	224	336	106,410	10,360	96,050
Washington Square Mall	33,600	135,084	15,337	33,600	143,518	649	6,254	184,021	21,153	162,868
Washington Square Too	4,000	16,087	61	4,000	16,148	0	0	20,148	2,429	17,719

Total	$239,194	$742,024	$107,890	$238,569	$839,119	$4,725	$6,695	$1,089,108	$120,384	$968,724

The Macerich Company    139

PACIFIC PREMIER RETAIL TRUST
December 31, 2004
(Dollars in thousands)

Schedule III. Real Estate and Accumulated Depreciation (Continued)

Depreciation of the Trusts's investment in buildings and improvements reflected in the statement of income are calculated over the estimated useful lives of the asset as follows:

Buildings and improvements	5-39 years
Tenant improvements	life of related lease
Equipment and furnishings	5-7 years

The changes in total real estate assets for the three years ended December 31, 2004 are as follows:

	2002	2003	2004

Balance, beginning of year	$1,052,448	$1,059,385	$1,069,573
Additions	6,937	10,188	19,535
Dispositions and retirements	—	—	—

Balance, end of year	$1,059,385	$1,069,573	$1,089,108

The changes in accumulated depreciation and for the three years ended December 31, 2004 are as follows:

	2002	2003	2004

Balance, beginning of year	$51,416	$73,694	$96,557
Additions	22,278	22,863	23,850
Dispositions and retirements	—	—	(23)

Balance, end of year	$73,694	$96,557	$120,384

140     The Macerich Company

SDG MACERICH PROPERTIES, L.P.
December 31, 2004
(Dollars in thousands)

Schedule III. Real Estate and Accumulated Depreciation

		Initial Cost to Partnership				Gross Book Value at December 31, 2004
					Costs Capitalized Subsequent to Acquisition					Total Cost Net of Accumulated Depreciation
Shopping Center(1)	Location	Land	Building and Improvements	Equipment and Furnishings		Land	Building and Improvements	Equipment and Furnishings	Accumulated Depreciation

Mesa Mall	Grand Junction, Colorado	$11,155	44,635	—	4,967	11,155	49,487	115	9,812	50,945
Lake Square Mall	Leesburg, Florida	7,348	29,392	—	1,562	7,348	30,841	113	5,857	32,445
South Park Mall	Moline, Illinois	21,341	85,540	—	7,708	21,341	92,884	364	17,413	97,176
Eastland Mall	Evansville, Indiana	28,160	112,642	—	7,533	28,160	119,694	481	22,696	125,639
Lindale Mall	Cedar Rapids, Iowa	12,534	50,151	—	3,752	12,534	53,783	120	9,956	56,481
North Park Mall	Davenport, Iowa	17,210	69,042	—	11,383	17,210	79,778	647	14,715	82,920
South Ridge Mall	Des Moines, Iowa	11,524	46,097	—	7,139	12,502	52,090	168	10,407	54,353
Granite Run Mall	Media, Pennsylvania	26,147	104,671	—	3,653	26,147	107,801	523	19,890	114,581
Rushmore Mall	Rapid City, South Dakota	12,089	50,588	—	4,173	12,089	54,435	326	11,317	55,533
Empire Mall	Sioux Falls, South Dakota	23,706	94,860	—	12,866	23,470	107,740	222	21,155	110,277
Empire East	Sioux Falls, South Dakota	2,073	8,291	—	(571)	1,854	7,925	14	1,348	8,445
Southern Hills Mall	Sioux City, South Dakota	15,697	62,793	—	7,616	15,697	70,353	56	12,629	73,477
Valley Mall	Harrisonburg, Virginia	10,393	41,572	—	8,567	14,593	45,729	210	8,343	52,189

		$199,377	800,274	—	80,348	204,100	872,540	3,359	165,538	914,461

Depreciation of the Partnership's investment in shopping center properties reflected in the statement of operations are calculated over the estimated useful lives of the assets as follows:

Building and improvements:
Building and building improvements	39 years
Tenant improvements	Shorter of lease term or useful life
Equipment and furnishings	5-7 years
(1)
All of the shopping centers were acquired in 1998 and are encumbered by mortgage notes payable with a carrying value of $629,665 and $632,799 at December 31, 2004 and 2003, respectively.

The Macerich Company    141

  SDG MACERICH PROPERTIES, L.P.
  December 31, 2004
  (Dollars in thousands)

  Schedule III. Real Estate and Accumulated Depreciation (Continued)

Depreciation of the Partnership's investment in shopping center properties reflected in the statement of operations are calculated over the estimated useful lives of the assets as follows:

Buildings and improvements	39 years
Tenant improvements	shorter of lease term or useful life
Equipment and furnishings	5-7 years

The changes in total shopping center properties for the three years ended December 31, 2004, 2003 and 2002 are as follows:

Balance at December 31, 2001	1,047,170
Acquisitions in 2002	—
Additions in 2002	7,289
Disposals and retirements in 2002	(1,075)

Balance at December 31, 2002	$1,053,384
Acquisitions in 2003	—
Additions in 2003	7,924
Disposals and retirements in 2003	(707)

Balance at December 31, 2003	$1,060,601
Acquisitions in 2004	—
Additions in 2004	19,832
Disposals and retirements in 2004	(434)

Balance at December 31, 2004	$1,079,999

The changes in accumulated depreciation for the years ended December 31, 2004, 2003 and 2002 are as follows:

Balance at December 31, 2001	86,892
Additions in 2002	25,152
Disposals and retirements in 2002	(77)

Balance at December 31, 2002	$111,967

Additions in 2003	26,675
Disposals and retirements in 2003	(448)

Balance at December 31, 2003	$138,194
Additions in 2004	27,410
Disposals and retirements in 2004	(66)

Balance at December 31, 2004	$165,538

142     The Macerich Company

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2005.

THE MACERICH COMPANY
By	/s/ ARTHUR M. COPPOLA Arthur M. Coppola President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ ARTHUR M. COPPOLA Arthur M. Coppola	President and Chief Executive Officer And Director	March 25, 2005
/s/ MACE SIEGEL Mace Siegel	Chairman of the Board	March 25, 2005
/s/ DANA K. ANDERSON Dana K. Anderson	Vice Chairman of the Board	March 25, 2005
/s/ EDWARD C. COPPOLA Edward C. Coppola	Senior Executive Vice President and Chief Investment Officer	March 25, 2005
/s/ JAMES COWNIE James Cownie	Director	March 25, 2005
/s/ DIANA LAING Diana Laing	Director	March 25, 2005
/s/ FREDERICK HUBBELL Frederick Hubbell	Director	March 25, 2005

The Macerich Company    143

/s/ STANLEY MOORE Stanley Moore	Director	March 25, 2005
/s/ WILLIAM SEXTON William Sexton	Director	March 25, 2005
/s/ THOMAS E. O'HERN Thomas E. O'Hern	Executive Vice President, Treasurer and Chief Financial and Accounting Officer	March 25, 2005

144     The Macerich Company

EXHIBIT INDEX

Exhibit Number	Description	Sequentially Numbered Page

2.1	Agreement and Plan of Merger among the Company, the Operating Partnership, MACW, Inc., Wilmorite Properties, Inc. and Wilmorite Holdings, L.P. dated as of December 22, 2004 (The Company agrees to furnish supplementally a copy of any unfiled exhibits and schedules to this Agreement to the SEC upon request).
3.1*	Articles of Amendment and Restatement of the Company
3.1.1**	Articles Supplementary of the Company
3.1.2***	Articles Supplementary of the Company (Series A Preferred Stock)
3.1.3****	Articles Supplementary of the Company (Series B Preferred Stock)
3.1.4###	Articles Supplementary of the Company (Series C Junior Participating Preferred Stock)
3.1.5*******	Articles Supplementary of the Company (Series D Preferred Stock)
3.1.6******#	Articles Supplementary of the Company (reclassification of shares)
3.2***#	Amended and Restated Bylaws of the Company
4.1*****	Form of Common Stock Certificate
4.2******	Form of Preferred Stock Certificate (Series A Preferred Stock)
4.2.1###	Form of Preferred Stock Certificate (Series B Preferred Stock)
4.2.2*****	Form of Preferred Stock Certificate (Series C Junior Participating Preferred Stock)
4.2.3********#	Form of Preferred Stock Certificate (Series D Preferred Stock)
4.2.4*****	Form of Right Certificate
4.3*****	Agreement dated as of November 10, 1998 between the Company and EquiServe Trust Company, N.A., as successor to First Chicago Trust Company of New York, as Rights Agent
4.4*****#	Undertaking
10.1********	Amended and Restated Limited Partnership Agreement for the Operating Partnership dated as of March 16, 1994
10.1.1******	Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated June 27, 1997
10.1.2******	Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated November 16, 1997

The Macerich Company    145

10.1.3******	Fourth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated February 25, 1998
10.1.4******	Fifth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated February 26, 1998
10.1.5###	Sixth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated June 17, 1998
10.1.6###	Seventh Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated December 31, 1999
10.1.7#######	Eighth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated November 9, 2000
10.1.8*******	Ninth Amendment to the Amended and Restated Limited Partnership Agreement for the Operating Partnership dated July 26, 2002
10.2********	Employment Agreement between the Company and Mace Siegel dated as of March 16, 1994
10.2.1********	List of Omitted Employment Agreements
10.2.2******	Employment Agreement between Macerich Management Company and Larry Sidwell dated as of February 11, 1997
10.3******	Amended and Restated 1994 Incentive Plan
10.3.1########	Amendment to the Amended and Restated 1994 Incentive Plan dated as of March 31, 2001
10.3.2*******#	Amendment to Amended and Restated 1994 Incentive Plan (October 29, 2003)
10.3.3####	1999 Cash Bonus/Restricted Stock Program and Stock Unit Program under the Amended and Restated 1994 Incentive Plan (including the forms of the Award Agreements)
10.4#	1994 Eligible Directors' Stock Option Plan
10.4.1*******#	Amendment to 1994 Eligible Directors Stock Option Plan (October 29, 2003)
10.5*******#	Amended and Restated Deferred Compensation Plan for Executives (2003)
10.5.1	2005 Deferred Compensation Plan for Executives
10.6*******#	Amended and Restated Deferred Compensation Plan for Senior Executives (2003)

146     The Macerich Company

10.6.1	2005 Deferred Compensation Plan for Senior Executives
10.7	Eligible Directors' Deferred Compensation/Phantom Stock Plan (as amended and restated as of January 1, 2005)
10.8********	Executive Officer Salary Deferral Plan
10.8.1*******#	Amendment Nos. 1 and 2 to Executive Officer Salary Deferral Plan
10.8.2	Amendment No. 3 to Executive Officer Salary Deferral Plan
10.9********	Registration Rights Agreement, dated as of March 16, 1994, between the Company and The Northwestern Mutual Life Insurance Company
10.10********	Registration Rights Agreement, dated as of March 16, 1994, among the Company and Mace Siegel, Dana K. Anderson, Arthur M. Coppola and Edward C. Coppola
10.11*******	Registration Rights Agreement, dated as of March 16, 1994, among the Company, Richard M. Cohen and MRII Associates
10.12*******	Registration Rights Agreement dated as of June 27, 1997
10.13*******	Registration Rights Agreement dated as of February 25, 1998 between the Company and Security Capital Preferred Growth Incorporated
10.14********	Incidental Registration Rights Agreement dated March 16, 1994
10.15******	Incidental Registration Rights Agreement dated as of July 21, 1994
10.16******	Incidental Registration Rights Agreement dated as of August 15, 1995
10.17******	Incidental Registration Rights Agreement dated as of December 21, 1995
10.17.1******	List of Omitted Incidental/Demand Registration Rights Agreements
10.18###	Redemption, Registration Rights and Lock-Up Agreement dated as of July 24, 1998 between the Company and Harry S. Newman, Jr. and LeRoy H. Brettin
10.19********	Indemnification Agreement, dated as of March 16, 1994, between the Company and Mace Siegel
10.19.1********	List of Omitted Indemnification Agreements
10.20*******	Form of Registration Rights Agreement with Series D Preferred Unit Holders
10.20.1*******	List of Omitted Registration Rights Agreements

The Macerich Company    147

10.21**##
$1,000,000,000 Amended and Restated Revolving Loan Facility Credit Agreement among the Operating Partnership, the Company and Deutsche Bank Trust Company Americas, JP Morgan Chase Bank and various lenders dated as of July 30, 2004
10.22**##
Amended and Restated $250,000,000 Term Loan Facility Credit Agreement by and among the Operating Partnership, the Company and Deutsche Bank Trust Company Americas, JP Morgan Chase Bank and various lenders dated as of July 30, 2004
10.23##	Form of Incidental Registration Rights Agreement between the Company and various investors dated as of July 26, 2002
10.23.1##	List of Omitted Incidental Registration Rights Agreements
10.24*#	Tax Matters Agreement dated as of July 26, 2002 between The Macerich Partnership L.P. and the Protected Partners
10.25#######	2000 Incentive Plan effective as of November 9, 2000 (including 2000 Cash Bonus/Restricted Stock Program and Stock Unit Program and Award Agreements)
10.25.1########	Amendment to the 2000 Incentive Plan dated March 31, 2001
10.25.2*******#	Amendment to 2000 Incentive Plan (October 29, 2003)
10.26#######	Form of Stock Option Agreements under the 2000 Incentive Plan
10.27****#	2003 Equity Incentive Plan
10.27.1*******#	Amendment to 2003 Equity Incentive Plan (October 29, 2003)
10.27.2****#	2003 Cash Bonus/Restricted Stock and Stock Unit Award Program under the 2003 Equity Incentive Plan
10.28*****#	Form of Restricted Stock Award Agreement under 2003 Equity Incentive Plan
10.29*****#	Form of Stock Unit Award Agreement under 2003 Equity Incentive Plan
10.30*****#	Form of Employee Stock Option Agreement under 2003 Equity Incentive Plan
10.31*****#	Form of Non-Qualified Stock Option Grant under 2003 Equity Incentive Plan
10.32***#	Form of Restricted Stock Award Agreement for Non-Management Directors
10.33****#	Employee Stock Purchase Plan

148     The Macerich Company

10.33.1*****#	Amendment 2003-1 to Employee Stock Purchase Plan (October 29, 2003)
10.34**#	Management Continuity Agreement dated March 15, 2002 between David Contis and the Company
10.34.1**#	List of Omitted Management Continuity Agreements
10.35*******#	Indemnification Agreement between the Company and Mace Siegel dated October 29, 2003
10.35.1*******#	List of Omitted Indemnification Agreements
10.36*******#
Registration Rights Agreement dated as of December 18, 2003 by the Operating Partnership, the Company and Taubman Realty Group Limited Partnership (Registration rights assigned by Taubman to three assignees).
10.37******	Partnership Agreement of S.M. Portfolio Ltd. Partnership
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm (Deloitte and Touche, LLC)
23.2	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP)
23.3	Consent of Independent Registered Public Accounting Firm (KPMG LLP)
31.1	Section 302 Certification of Arthur Coppola, Chief Executive Officer
31.2	Section 302 Certification of Thomas O'Hern, Chief Financial Officer
32.1	Section 906 Certifications of Arthur Coppola and Thomas O'Hern

*	Previously filed as an exhibit to the Company's Registration Statement on Form S-11, as amended (No. 33-68964), and incorporated herein by reference.
**	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date May 30, 1995, and incorporated herein by reference.
***	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date February 25, 1998, and incorporated herein by reference.
****	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date June 17, 1998, and incorporated herein by reference.
*****	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date November 10, 1998, as amended, and incorporated herein by reference.

The Macerich Company    149

******	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.
*******	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date July 26, 2002 and incorporated herein by reference.
********	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
#	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference.
##	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 2002, and incorporated herein by reference.
###	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.
####	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.
#####	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, and incorporated herein by reference.
######	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.
#######	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.
########	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference.
*#	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.
**#	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
***#	Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
****#	Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference.
*****#	Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.
******#	Previously filed as an Exhibit to the Company's Registration Statement on Form S-3, as amended (No. 333-88718), and incorporated herein by reference.
*******#	Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

150     The Macerich Company

********#	Previously filed as an Exhibit to the Company's Registration Statement on Form S-3 (No. 333-107063), and incorporated herein by reference.
**##	Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference.

The Macerich Company    151

QuickLinks

Part I.
Item 1. Business
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Item 9A. Controls and Procedures
Item 9B. Other Information
Part III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services
PART IV
Item 15. Exhibits, Financial Statements and Financial Statement Schedules
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Report of Registered Public Accounting Firm
SIGNATURES
EXHIBIT INDEX