Form 10-Q
period 2005-03-31
MACERICH CO
filed 2005-05-06
CIK 912242

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 2005

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

YES   ☒           NO   ☐

Number of shares outstanding of the registrant’s common stock, as of April 29, 2005

Common Stock, par value $.01 per share: 59,631,438 shares

Form 10-Q

THE MACERICH COMPANY (The Company)

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31,	December 31,
	2005	2004
	Unaudited
ASSETS
Property, net	$3,589,374	$3,574,553
Cash and cash equivalents	53,088	72,114
Restricted cash	16,485	12,351
Tenant receivables, net	62,672	68,716
Deferred charges and other assets, net	252,942	280,694
Loans to unconsolidated joint ventures	6,796	6,643
Due from affiliates	6,135	3,502
Investments in unconsolidated joint ventures	674,492	618,523
Total assets	$4,661,984	$4,637,096
LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS’ EQUITY:
Mortgage notes payable:
Related parties	$144,782	$141,782
Others	2,194,383	2,195,338
Total	2,339,165	2,337,120
Bank notes payable	938,000	893,000
Accounts payable and accrued expenses	50,293	47,755
Other accrued liabilities	121,154	123,081
Preferred stock dividend payable	2,358	2,358
Total liabilities	3,450,970	3,403,314
Minority interest	214,709	221,315
Commitments and contingencies (Note 11)
Series A cumulative convertible redeemable preferred stock, $.01 par value, 3,627,131 shares authorized, issued and outstanding at March 31, 2005 and December 31, 2004	98,934	98,934
Common stockholders’ equity:

Common stock, $.01 par value, 145,000,000 shares authorized, 59,087,989 and 58,785,694 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	591	586
Additional paid in capital	1,044,924	1,029,940
Accumulated deficit	(123,605)	(103,489)
Accumulated other comprehensive income	1,690	1,092
Unamortized restricted stock	(26,229)	(14,596)
Total common stockholders’ equity	897,371	913,533
Total liabilities, preferred stock and common stockholders’ equity	$4,661,984	$4,637,096

The accompanying notes are an integral part of these financial statements.

THE MACERICH COMPANY (The Company)

(Unaudited)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2005	2004
REVENUES:
Minimum rents	$93,036	$73,080
Percentage rents	2,774	2,397
Tenant recoveries	45,214	40,045
Management Companies	5,277	4,602
Other	5,078	3,867
Total revenues	151,379	123,991
EXPENSES:
Shopping center and operating expenses	47,788	38,850
Management Companies’ operating expenses	10,538	7,149
REIT general and administrative expenses	2,652	3,024
	60,978	49,023
Interest expense:
Related parties	2,032	1,017
Others	40,532	32,242
Total interest expense	42,564	33,259

Depreciation and amortization	36,969	33,319
Equity in income of unconsolidated joint ventures	11,246	14,850
Loss on early extinguishment of debt	—	(405)
Gain on sale of assets	1,308	—
Income from continuing operations	23,422	22,835
Discontinued operations:
Gain on sale of assets	297	27
Income from discontinued operations	978	1,866
Total from discontinued operations	1,275	1,893
Income before minority interest	24,697	24,728
Less: Minority interest	4,199	4,400
Net income	20,498	20,328
Less: Preferred dividends	2,358	2,212
Net income available to common stockholders	$18,140	$18,116
Earnings per common share - basic:
Income from continuing operations	$0.29	$0.28
Discontinued operations	0.02	0.03
Net income per share available to common stockholders	$0.31	$0.31

Weighted average number of common shares outstanding - basic	58,865,000	58,390,000

Earnings per common share - diluted:
Income from continuing operations	$0.28	$0.28
Discontinued operations	0.02	0.03
Net income per share available to common stockholders	$0.30	$0.31
Weighted average number of common shares outstanding - diluted	73,284,000	72,987,000

The accompanying notes are an integral part of these financial statements.

THE MACERICH COMPANY (The Company)

CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Common Stock (# of shares)	Common Stock Par Value	Additional Paid in Capital	Accumulated Earnings (deficit)	Accumulated Other Comprehensive Income	Unamortized Restricted Stock	Total Common Stockholders’ Equity

Balance December 31, 2004	58,785,694	$586	$1,029,940	$(103,489)	$1,092	$(14,596)	$913,533

Comprehensive income:

Net income				20,498			20,498

Reclassification of deferred losses					330		330

Interest rate swap agreement					268		268

Total comprehensive income				20,498	598		21,096

Issuance of restricted stock	260,898	3	13,898				13,898

Unvested restricted stock	(260,898)	(3)				(13,898)	(13,898)

Restricted stock vested in 2005	232,295	3				2,265	2,268

Distributions paid $(0.65) per share				(38,256)			(38,256)

Preferred dividends				(2,358)			(2,358)

Conversion of OP Units to common stock	70,000	2	1,396				1,398

Adjustment to reflect minority interest on a pro rata basis according to year end ownership percentage of Operating Partnership			(310)				(310)

Balance March 31, 2005	59,087,989	$591	$1,044,924	$(123,605)	$1,690	$(26,229)	$897,371

The accompanying notes are an integral part of these financial statements.

THE MACERICH COMPANY (The Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income-available to common stockholders	$18,140	$18,116
Preferred dividends	2,358	2,212
Net income	20,498	20,328
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt	—	405
Gain on sale of assets	(1,308)	—
Discontinued operations gain on sale of assets	(297)	(27)
Depreciation and amortization	37,653	34,301
Amortization of net premium on trust deed note payable	(681)	(381)
Minority interest	4,199	4,400
Equity in income of unconsolidated joint ventures	(11,246)	(14,850)
Changes in assets and liabilities, net of acquisitions:
Tenant receivables, net	6,044	3,158
Other assets	5,176	2,243
Accounts payable and accrued expenses	2,538	(7,212)
Due to affiliates	(2,633)	1,571
Other accrued liabilities	(2,145)	17,058

Total adjustments	37,300	40,666
Net cash provided by operating activities	57,798	60,994
Cash flows from investing activities:
Acquisitions of property and property improvements	(6,890)	(3,008)
Development, redevelopment and expansion of centers	(15,692)	(51,617)
Renovations of centers	(3,487)	(8,270)
Tenant allowances	(5,402)	(1,346)
Deferred leasing charges	(3,691)	(4,364)
Distributions from joint ventures	14,228	17,399
Contributions to joint ventures	(26,472)	(66)
Acquisitions of joint ventures	(32,479)	(6,533)
Repayments from (loans to) unconsolidated joint ventures	(154)	3,528
Proceeds from sale of assets	6,945	—
Restricted cash	(4,134)	(1,226)
Net cash used in investing activities	(77,228)	(55,503)
Cash flows from financing activities:
Proceeds from mortgages and notes payable	234,300	201,902
Payments on mortgages and notes payable	(186,574)	(135,958)
Deferred financing costs	(77)	(218)
Exercise of common stock options	—	6,847
Dividends and distributions	(44,887)	(43,301)
Dividends to preferred stockholders	(2,358)	(2,212)
Net cash provided by financing activities	404	27,060
Net increase (decrease) in cash	(19,026)	32,551
Cash and cash equivalents, beginning of period	72,114	39,902
Cash and cash equivalents, end of period	$53,088	$72,453
Supplemental cash flow information:
Cash payment for interest, net of amounts capitalized	$41,663	$28,992

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

The accompanying consolidated financial statements include the accounts of the Company and The Macerich Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”).  The interests in the Operating Partnership are known as OP units.  OP units not held by the Company are redeemable, subject to certain restrictions, on a one-for-one basis for the Company’s common stock or cash at the Company’s option.  Investments in entities that meet the definition of a variable interest entity in which an enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity are consolidated, otherwise they are accounted for under the equity method and are reflected as “Investments in Unconsolidated Joint Ventures”.

The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The accompanying consolidated balance sheet as of December 31, 2004 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

Certain reclassifications have been made in the 2004 consolidated financial statements to conform to the 2005 financial statement presentation.

All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”):

The Company adopted SFAS 144 on January 1, 2002.  The Company sold the Westbar property on December 16, 2004, and the results for the period January 1, 2004 to March 31, 2004 have been reclassified to discontinued operations. The sale of Westbar resulted in a gain on sale of asset of $6,835. Total revenues associated with Westbar was approximately $1,146 for the period January 1, 2004 to March 31, 2004.  On January 5, 2005, the Company sold Arizona Lifestyle Galleries and the results for the three months ended March 31, 2004 have been reclassified to discontinued operations.  Total revenues associated with Arizona Lifestyle Galleries was $128 for the period January 1, 2004 to March 31, 2004.  The sale of this property resulted in a gain on sale of $0.3 million.

Additionally, the results of Crossroads Mall in Oklahoma for the three months ending March 31, 2005 and 2004 have been reclassified to discontinued operations. The Company has identified this asset for disposition. Total revenues associated with Crossroads Mall were approximately $2,836 and $2,861 for the three months ended March 31, 2005 and 2004, respectively.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement 123 (revised), “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. The new standard will be effective in the first reporting period ending after June 15, 2005. The adoption of this statement is not expected to have a material effect on the Company’s results of operations or financial condition.

In December 2004, the FASB issued Statement 153 (“FAS 153”), “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. FAS 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. FAS 153 will be effective in the first reporting period ending after June 15, 2005. The adoption of this statement is not expected to have a material effect on the Company’s results of operations or financial condition.

On February 7, 2005, the Securities and Exchange Commission (“SEC”) staff published certain views concerning the accounting by lessees for leasehold improvements, rent holidays, lessor funding of lessee expenditures and other tenant inducements. Although the application of these views to lessors was not specified by the SEC and a formal accounting standard modifying existing practice on these items has not been issued or proposed, the Company has conducted a detailed evaluation of its accounting relative to such items. The Company believes that our leases with our tenants that provide that leasehold improvements that the Company funds represent fixed assets that the Company owns and controls and that leases with such arrangements are properly accounted for as commencing at the completion of construction of such assets. On tenant leases that do not provide for landlord funding but rather provide for tenant funded construction and furnishing of the leased premises prior to the formal commencement of the lease the Company has concluded that the cumulative incremental straight-line rental revenue that would have been recognized on such leases if it had commenced with the turn-over of such space rather than the lease-specified commencement date to be immaterial to previous periods. Beginning on January 1, 2005, the Company began recognizing straight-line rental revenue on this accelerated basis for all new leases. This is not expected to have a material effect on future periods and will have no effect on periodic or cumulative cash flows to be received pursuant to a tenant lease.

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

In accordance with SFAS 133—“Accounting for Derivative Instruments and Hedging Activities”, the Company recognizes all derivatives in the consolidated financial statements and measures the derivatives at fair value. The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk. The Company requires that hedging derivative instruments are effective in reducing the risk exposure that they are designated to hedge. For derivative instruments associated with the hedge of an anticipated transaction, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Any instrument that meets these cash flow hedging criteria, and other criteria required by SFAS 133, is formally designated as a hedge at the inception of the derivative contract. When the terms of an underlying transaction are modified resulting in some ineffectiveness, the portion of the change in the derivative fair value related to ineffectiveness from period to period will be included in net income. If any derivative instrument used for risk management does not meet the hedging criteria, it is marked-to-market each period, however, generally the Company intends for its derivative transactions to meet all the hedge criteria and qualify as hedges.

On an ongoing quarterly basis, the Company adjusts its balance sheet to reflect the current fair value of its derivatives. Changes in the fair value of derivatives are recorded each period in income or comprehensive income, depending on whether the derivative is designated and effective as part of a hedged transaction. For derivatives that do not meet the cash flow hedging criteria, the Company reflects those on the balance sheet quarterly at fair value with the difference being reflected in income. To the extent that the change in value of a derivative does not perfectly offset the change in value of the instrument being hedged, the ineffective portion of the hedge is immediately recognized in income. There were no ineffective portions in 2005 or 2004.  Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to income. This reclassification occurs when the hedged items are also recognized in income. The Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.

To determine the fair value of derivative instruments, the Company uses standard market conventions and techniques such as discounted cash flow anlaysis, option pricing models, and termination cost at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

Interest rate cap agreements were purchased by the Company from third parties to hedge the risk of interest rate increases on some of the Company’s variable rate debt. Payments received as a result of the cap agreements are recorded as a reduction of interest expense. The fair value of the cap agreements are included in deferred charges. The fair value of these caps will vary with fluctuations in interest rates. The Company will be exposed to credit loss in the event of nonperformance by these counter parties to the financial instruments; however, management does not anticipate nonperformance by the counter parties.

As of March 31, 2005 and December 31, 2004, the Company had $3,777 and $4,109 reflected in other comprehensive income related to treasury rate locks settled in prior years, respectively. The Company reclassified $330 for the three months ended March 31, 2005 and 2004, related to treasury rate lock transactions settled in prior years from accumulated other comprehensive income to earnings. It is anticipated that an additional $1,021 will be reclassified during the remainder of 2005. Additionally, the Company recorded other comprehensive income of $47 and $245 related to the mark to market of interest rate swap agreements for the three months ended March 31, 2005 and 2004, respectively. The amount of other comprehensive income expected for the remainder of 2005 from these interest rate caps and interest rate swap agreements are entirely dependent on interest rates and cannot be estimated. The interest rate caps and interest rate swap transactions are described below.

The $250,000 variable rate debt maturing in 2007 (See—Note 7) has an interest rate swap agreement which effectively fixed the interest rate at 4.45% from November 2003 to October 13, 2005. The fair value of this swap agreement is reflected in other comprehensive income and the fair value at March 31, 2005 and December 31, 2004 was $1,852 and $1,831, respectively.

The Company has an interest rate cap with a notional amount of $30,000 on its loan at La Cumbre Plaza (See—Note 6). This interest rate cap prevents the interest rate from exceeding 7.12%. The fair value of this cap agreement at March 31, 2005 and December 31, 2004 was zero.

The Company has an interest rate cap with a notional amount of $92,000 on its $108,000 loan on The Oaks (See—Note 6). This interest rate cap prevents the interest rate from exceeding 7.10%. The fair value of this cap agreement at March 31, 2005 and December 31, 2004 was zero.

Earnings Per Share (“EPS”)

The computation of basic earnings per share is based on net income and the weighted average number of common shares outstanding for the three months ending March 31, 2005 and 2004.  The computation of diluted earnings per share does not include the effect of outstanding restricted stock issued under the employee and director stock incentive plans as they are antidilutive using the treasury method.  The Operating Partnership units (“OP units”) not held by the Company have been included in the diluted EPS calculation since they are redeemable on a one-for-one basis for shares of common stock.  The following table reconciles the basic and diluted earnings per share calculation:

	For the three months ended March 31,
	2005			2004
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(In thousands, except per share data)			(In thousands, except per share data)

Net income	$20,498			$20,328
Less: Preferred stock dividends	2,358			2,212

Basic EPS:
Net income available to common stockholders	18,140	58,865	0.31	18,116	58,390	0.31

Diluted EPS:
Conversion of OP units	4,199	14,075		4,400	14,178
Employee stock options	—	344		—	419
Convertible preferred stock	n/a - antidilutive for EPS			n/a - antidilutive for EPS

Net income available to common stockholders	$22,339	73,284	$0.30	$22,516	72,987	$0.31

The minority interest as reflected in the Company’s consolidated statements of operations has been allocated for EPS calculations as follows:

	For the three months ended March 31,
	2005	2004
Income from continuing operations	$3,953	$4,030
Discontinued operations:
Gain on sale of assets	57	5
Income from discontinued operations	189	365
Total	$4,199	$4,400

2.              Organization:

The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community shopping centers located throughout the United States.

The Company is the sole general partner of, and owns or has a majority of the ownership interests in the Operating Partnership.  As of March 31, 2005, the Operating Partnership owned or had an ownership interest in 62 regional shopping centers, 18 community shopping centers and six development/redevelopment projects aggregating approximately 63 million square feet of gross leasable area (“GLA”).  These 86 regional, community and redevelopment and development shopping centers are referred to hereinafter as the “Centers”, unless the context otherwise requires.  The Company is a self-administered and self-managed real estate investment trust (“REIT”) and conducts all of its operations through the Operating Partnership and the Company’s management companies, Macerich Property Management Company, LLC, a single-member Delaware limited liability company, Macerich Management Company, a California corporation (“MMC”), Westcor Partners, LLC, a single member Arizona limited liability company, Macerich Westcor Management, LLC, a single member Delaware limited liability company and Westcor Partners of Colorado, LLC, a Colorado limited liability company.  The three Westcor management companies are collectively referred to herein as the “Westcor Management Companies”.  All five of the management companies are collectively referred to herein as the “Management Companies”.

The Company was organized to qualify as a REIT under the Internal Revenue Code of 1986, as amended.  As of March 31, 2005, the 19% limited partnership interest of the Operating Partnership not owned by the Company is reflected in these financial statements as minority interest.

3.              Investments in Unconsolidated Joint Ventures:

The following are the Company’s investments in various joint ventures.  The Operating Partnership’s interest in each joint venture property as of March 31, 2005 is as follows:

Joint Venture	The Operating Partnership’s Ownership %
Biltmore Shopping Center Partners LLC	50%
Corte Madera Village, LLC	50.1%
PHX AZ/Kierland Commons LLC	24.5%
Macerich Northwestern Associates	50%
Metrorising AMS Holding LLC	15%
NorthPark Partners, LP	50%
NorthPark Land Partners, LP	50%
Pacific Premier Retail Trust	51%
SDG Macerich Properties, L.P.	50%
WM Inland, L.L.C.	50%
West Acres Development, LLP	19%

Westcor Joint Ventures:
Regional Malls:

East Mesa Mall, L.L.C.—Superstition Springs Center	33.3%
New River Associates—Arrowhead Towne Center	33.3%
Scottsdale Fashion Square Partnership	50%
Desert Sky Mall—Tenants in Common	50%

Other Properties/Affiliated Companies:
Arrowhead Festival L.L.C.	5%
Camelback Colonnade Associates Limited Partnership	75%
Chandler Gateway SPE, LLC	50%
Chandler Village Center, LLC	50%
East Mesa Land, L.L.C.	50%
Jaren Associates #4	12.5%
Lee West, LLC	50%
Promenade Associates, L.L.C.	50%
Propcor Associates	25%
Propcor II Associates, LLC—Boulevard Shops	50%
Russ Lyon Realty/Westcor Venture I	50%
Chandler Festival SPE, LLC	50%
SanTan Village Phase 2, LLC	37.5%
Westcor/Gilbert, L.L.C.	50%
Westcor/Goodyear, L.L.C.	50%
Westlinc Associates—Hilton Village	50%
Westpen Associates	50%
Westcor/Surprise LLC	33.3%

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

On May 11, 2004, the Company, in a 50/50 joint venture with a private mall owner, acquired NorthPark Center, a 1.3 million square foot regional mall in Dallas, Texas.  The Company’s initial investment in the property was $30,005 which was funded by borrowings under the Company’s line of credit.  In addition, the Company assumed a pro rata share of debt of $86,599 and funded an additional $45,000 post-closing.  As of March 31, 2005, the Company’s total investment in the property is $75,005.  The results below of NorthPark Center are included for the period subsequent to its date of acquisition.

On January 11, 2005, the Company became a 15% owner in a joint venture that acquired Metrocenter, a 1.4 million square foot super-regional mall in Phoenix, Arizona. The total purchase price was $160,000 and concurrently with the acquisition, the joint venture placed a $112,000 loan on the property. The Company’s share of the purchase price, net of the debt, was $7,200 which was funded by cash and borrowings under the Company’s line of credit.  The results below of Metrocenter are included for the period subsequent to its date of acquisition.

Effective January 21, 2005, the Company formed a 50/50 joint venture with a private investment company. The joint venture acquired a 49% interest in Kierland Commons, a 320,000 square foot mixed use center in Scottsdale, Arizona. The joint venture’s purchase price for the interest in the center was $49,000. The Company assumed its share of the underlying property debt and funded the remainder of its share of the purchase price by cash and borrowings under the Company’s line of credit.  The results below of Kierland Commons are included for the period subsequent to its date of acquisition.

Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.

COMBINED AND CONDENSED BALANCE SHEETS OF UNCONSOLIDATED JOINT VENTURES

	March 31, 2005	December 31, 2004
Assets:
Properties, net	$3,266,501	$3,076,115
Other assets	302,903	214,526
Total assets	$3,569,404	$3,290,641
Liabilities and partners’ capital:
Mortgage notes payable(1)	$2,477,352	$2,326,198
Other liabilities	87,259	85,956
The Company’s capital(2)	513,403	455,669
Outside partners’ capital	491,390	422,818
Total liabilities and partners’ capital	$3,569,404	$3,290,641

(1)       Certain joint ventures have debt that could become recourse debt to the Company in excess of its pro rata share should the joint venture be unable to discharge the obligations of the related debt. As of March 31, 2005 and December 31, 2004, a total of $24,763 and $24,168 could become recourse debt to the Company, respectively.

(2)       The Company’s investment in joint ventures is $161,089 and $162,854 more than the underlying equity as reflected in the joint ventures’ financial statements as of March 31, 2005 and December 31, 2004, respectively. This represents the difference between the cost of an investment and the book value of the underlying equity of the joint venture. The Company is amortizing this difference into income on a straight-line basis, consistent with the depreciable lives on property.

COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES

	Three Months Ended March 31, 2005
	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Westcor Joint Ventures	Other Joint Ventures	Total

Revenues:
Minimum rents	$22,956	$28,570	$21,616	$20,051	$93,193
Percentage rents	1,205	1,279	553	884	3,921
Tenant recoveries	11,091	10,419	9,303	9,504	40,317
Other	1,420	925	1,034	2,503	5,882

Total revenues	36,672	41,193	32,506	32,942	143,313

Expenses:
Shopping center and operating expenses	14,635	11,736	10,480	13,438	50,289
Interest expense	8,604	11,296	8,392	8,256	36,548
Depreciation and amortization	7,189	6,814	9,606	6,115	29,724
Total operating expenses	30,428	29,846	28,478	27,809	116,561

Gain on sale of assets	—	—	880	—	880
Net income	$6,244	$11,347	$4,908	$5,133	$27,632
Company’s equity in income of unconsolidated joint ventures	$3,122	$5,786	$109	$2,229	$11,246

COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES

	Three Months Ended March 31, 2004
	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Westcor Joint Ventures	Other Joint Ventures	Total

Revenues:
Minimum rents	$22,554	$26,886	$21,824	$10,930	$82,194
Percentage rents	1,393	1,195	121	383	3,092
Tenant recoveries	11,671	10,284	9,935	4,945	36,835
Other	754	632	3,548	307	5,241

Total revenues	36,372	38,997	35,428	16,565	127,362

Expenses:
Shopping center and operating expenses	14,437	10,960	11,511	5,857	42,765
Interest expense	6,922	11,742	8,842	4,674	32,180
Depreciation and amortization	7,018	6,384	6,747	3,625	23,774
Total operating expenses	28,377	29,086	27,100	14,156	98,719

Gain on sale of assets	—	—	5,441	—	5,441
Net income	$7,995	$9,911	$13,769	$2,409	$34,084
Company’s equity in income of unconsolidated joint ventures	$3,997	$5,040	$4,899	$914	$14,850

Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life (“NML”) of $142,013 and $143,364 as of March 31, 2005 and December 31, 2004, respectively.  NML is considered a related party because it is a joint venture partner with the Company in Macerich Northwestern Associates.  Interest expense incurred on these borrowings amounted to $2,348 and $2,471 for the three months ended March 31, 2005 and 2004, respectively.

4.     Property:

	March 31,	December 31,
	2005	2004
Land	$644,197	$642,392
Building improvements	3,236,891	3,213,355
Tenant improvements	147,211	140,893
Equipment and furnishings	66,159	64,907
Construction in progress	97,609	88,229
	4,192,067	4,149,776
Less, accumulated depreciation	(602,693)	(575,223)
	$3,589,374	$3,574,553

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

On November 16, 2004, the Company acquired Fiesta Mall, a 1 million square foot super regional mall in Mesa, Arizona. The total purchase price was $135,250 which was funded by borrowings under the Company’s line of credit. On December 2, 2004, the Company placed a ten year $84,000 fixed rate loan at 4.88% on the property.

On December 16, 2004, the Company sold Westbar, a Phoenix area property that consisted of a collection of ground leases, a shopping center and land for $47,500.  The sale of Westbar resulted in a gain on sale of asset of $6,835.

On December 30, 2004, the Company purchased the unaffiliated owners’ 50% tenants in common interest in Paradise Village Ground Leases, Village Center, Village Crossroads, Village Fair and Paradise Village Office Park II. All of these assets are located in Phoenix, Arizona. The total purchase price was $50,000 which included the assumption of the unaffiliated owners’ share of debt of $15,200. The balance of the purchase price was paid in cash and borrowings from the Company’s line of credit. Accordingly, the Company now owns 100% of these assets.

On January 5, 2005, the Company sold Arizona Lifestyle Galleries for $4,300.  The sale of this property resulted in a gain on sale of asset of $297.

During the three months ended March 31, 2005, the Company had land sales of $1,308.

5.              Deferred Charges And Other Assets:

Deferred charges and other assets are summarized as follows:

	March 31,	December 31,
	2005	2004
Leasing	$97,610	$93,869
Financing	29,462	29,410
Intangibles resulting from SFAS 141 allocations
In-place lease values	126,218	146,455
Leasing commissions and legal costs	13,113	12,617
	266,403	282,351
Less, accumulated amortization	(92,926)	(86,298)
	173,477	196,053
Other assets	79,465	84,641
	$252,942	$280,694

6.              Mortgage Notes Payable:

Mortgage notes payable at March 31, 2005 and December 31, 2004 consist of the following:

	Carrying Amount of Notes(1)
	2005		2004
Property Pledged as Collateral	Other	Related Party	Other	Related Party	Interest Rate	Payment Terms		Maturity Date
Borgata	$15,809		$15,941	—	5.39%	11	(a)	2007
Capitola Mall	—	$43,671	—	$44,038	7.13%	380	(a)	2011
Carmel Plaza	27,331	—	27,426	—	8.18%	202	(a)	2009
Chandler Fashion Center	177,962	—	178,646	—	5.48%	1,043	(a)	2012
Chesterfield Towne Center	59,402	—	59,696	—	9.07%	548	(b)	2024
Citadel	65,463	—	65,911	—	7.20%	554	(a)	2008
Fiesta Mall	84,000	—	84,000	—	4.88%	interest only		2015
Flagstaff Mall	13,492	—	13,668	—	5.39%	121	(a)	2006
FlatIron Crossing	196,439	—	197,170	—	5.23%	1,102	(a)	2013
Fresno Fashion Fair	66,186	—	66,415	—	6.52%	437	(a)	2008
Greeley Mall	29,246	—	29,382	—	6.18%	197	(a)	2013
La Cumbre Plaza(c)	30,000	—	30,000	—	3.69%	interest only		2007
La Encantada(d)	44,205	—	42,648	—	5.15%	interest only		2005
Northridge Mall(e)	84,793	—	85,000	—	4.84%	453	(a)	2009
Northwest Arkansas Mall	55,573	—	55,937	—	7.33%	434	(a)	2009
Pacific View	92,413	—	92,703	—	7.16%	648	(a)	2011
Panorama Mall(f)	32,250	—	32,250	—	4.90%	87	(a)	2005
Paradise Valley Mall	78,337	—	78,797	—	5.39%	506	(a)	2007
Paradise Valley Mall	23,664	—	23,870	—	5.89%	183	(a)	2009
Prescott Gateway(g)	35,280	—	35,280	—	4.59%	interest only		2007
Paradise Village Ground Leases	7,396	—	7,463	—	5.39%	56	(a)	2006
Queens Center	94,446	—	94,792	—	6.88%	633	(a)	2009
Queens Center(h)	101,111	101,111	97,743	97,744	5.19%	interest only		2013
Rimrock Mall	44,440	—	44,571	—	7.45%	320	(a)	2011
Salisbury, Center at(i)	79,875	—	79,875	—	4.75%	interest only		2006
Santa Monica Place	81,716	—	81,958	—	7.70%	606	(a)	2010
Scottsdale 101/Associates(j)	38,807	—	38,056	—	4.99%	interest only		2006
South Plains Mall	61,163	—	61,377	—	8.22%	454	(a)	2009
South Towne Center	64,000	—	64,000	—	6.61%	interest only		2008
The Oaks(k)	108,000	—	108,000	—	3.74%	interest only		2005
Valley View Center	51,000	—	51,000	—	7.89%	interest only		2006
Victor Valley, Mall of	54,445	—	54,729	—	4.60%	304	(a)	2008
Village Center	7,157	—	7,248	—	5.39%	62	(a)	2006
Village Crossroads	4,639	—	4,695	—	4.81%	37	(a)	2005
Village Fair North	11,750	—	11,823	—	5.89%	82	(a)	2008
Village Plaza	5,243	—	5,316	—	5.39%	47	(a)	2006
Village Square I & II	4,599	—	4,659	—	5.39%	41	(a)	2006
Vintage Faire Mall	66,898	—	67,101	—	7.89%	508	(a)	2010
Westside Pavilion	95,853	—	96,192	—	6.67%	628	(a)	2008
Total	$2,194,383	$144,782	$2,195,338	$141,782

(1)          The mortgage notes payable balances include the unamortized debt premiums.  These debt premiums represent the excess of the fair value of debt over the principal value of debt assumed in various acquisitions subsequent to March, 1994 (with interest rates ranging from 3.81% to 7.68%). The debt premiums are being amortized into interest expense over the term of the related debt in a manner which approximates the effective interest method.

The debt premiums as of March 31, 2005 and December 31, 2004 consist of the following:

	2005	2004
Borgata	$758	$831
Flagstaff Mall	236	308
Paradise Valley Mall	1,379	1,576
Paradise Valley Mall	1,198	1,271
Paradise Village Ground Leases	122	152
Victor Valley, Mall of	941	1,022
Village Center	139	174
Village Crossroads	55	88
Village Fair North	316	340
Village Plaza	245	284
Village Square I and II	78	101
Total	$5,467	$6,147

(a)       This represents the monthly payment of principal and interest.

(b)       This amount represents the monthly payment of principal and interest. In addition, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property’s gross receipts (as defined in the loan agreement) exceeds a base amount specified therein. Contingent interest expense recognized by the Company was $199 and $133 for the three months ended March 31, 2005 and 2004, respectively.

(c)        Concurrent with the acquisition of this property, the Company placed a $30,000 floating rate loan with an initial interest rate of 2.29%.  The interest rate is based on LIBOR plus 0.88%.  The loan matures August 1, 2007 with two one-year extensions through August 1, 2009.  At March 31, 2005 and December 31, 2004  the total interest rate was 3.69% and 3.28%, respectively.  This variable rate debt is covered by an interest rate cap agreement over the loan term which effectively prevents the interest rate from exceeding 7.12%.

(d)       This represents a construction loan which shall not exceed $51,000 bearing interest at LIBOR plus 2.0%. At March 31, 2005 and December 31, 2004, the total interest rate was 5.15% and 4.03%, respectively.

(e)        On June 30, 2004, the Company placed a new $85,000 loan maturing in 2009.  The loan floated at LIBOR plus 2.0% for six months and then converted to a fixed rate loan at 4.94%.  The effective interest rate over the entire term is 4.84%.

(f)           This loan bears interest at LIBOR plus 1.65%.

(g)       This represented a construction loan which was not to exceed $46,300 and bore interest at LIBOR plus 2.25%.  Effective February 18, 2004, the loan commitment was reduced to $44,320. On July 31, 2004, this construction loan matured and was replaced with a three-year loan, plus two one-year extension options at LIBOR plus 1.65%..  At March 31, 2005 and December 31, 2004, the total interest rate was 4.59% and 3.63%, respectively.

(h)       This represents a $225,000 construction loan bearing interest at LIBOR plus 2.50%. The loan converts to a permanent fixed rate loan at 7%, subject to certain conditions including completion and stabilization of the expansion and redevelopment project. As of March 31, 2005 and December 31, 2004, the total interest rate was 5.19% and 4.78%, respectively. NML is the lender for 50% of the construction loan. The funds advanced by NML is considered related party debt as they are a joint venture partner with the Company in Macerich Northwestern Associates.

(i)          This floating rate loan was issued on February 18, 2004.  The loan bears interest at LIBOR plus 1.375% and matures February 20, 2006 with a one-year extension option.  At March 31, 2005 and December 31, 2004, the total interest rate was 4.75% and 2.75%, respectively.

(j)           The property has a construction note payable which shall not exceed $54,000, bearing an interest rate of LIBOR plus 2.00%.  At March 31, 2005 and December 31, 2004, the total interest rate was 4.99% and 4.14%, respectively.

(k)       Concurrent with the acquisition of the mall, the Company placed a $108,000 loan bearing interest at LIBOR plus 1.15% and maturing July 1, 2004 with three consecutive one year options. $92,000 of the loan is at LIBOR plus 0.7% and $16,000 is at LIBOR plus 3.75%. In July 2004, the Company extended the loan maturity to July 2005. This variable rate debt is covered by an interest rate cap agreement over the loan term which effectively prevents the LIBOR interest rate from exceeding 7.10%. At March 31, 2005 and December 31, 2004, the total weighted average interest rate was 3.74% and 2.64%, respectively.

Certain mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

Total interest expense capitalized during the three months ended March 31, 2005 was $2,204.  Total interest expense capitalized during the three months ended March 31, 2004, was $3,099.

The fair value of mortgage notes payable is estimated to be approximately $2,442,252 and $2,479,148, at March 31, 2005 and December 31, 2004, respectively, based on current interest rates for comparable loans.

7.              Bank and Other Notes Payable:

The Company had a $425,000 revolving line of credit.  This revolving line of credit had a three-year term through July 26, 2005 with a one-year extension option.  The interest rate fluctuated from LIBOR plus 1.75% to LIBOR plus 3.00% depending on the Company’s overall leverage level.   On July 30, 2004, the Company amended and expanded the revolving line of credit to $1,000,000 and extended the maturity to July 30, 2007 plus a one-year extension.  The interest rate has been reduced to 1.50% over LIBOR based on the Company’s current leverage level.  The interest rate fluctuates from LIBOR plus 1.15% to LIBOR plus 1.70% depending on the Company’s overall leverage level.  As of March 31, 2005 and December 31, 2004, $688,000 and $643,000 of borrowings were outstanding at an average interest rate of 4.23% and 3.81%, respectively.

On May 13, 2003, the Company issued $250,000 in unsecured notes maturing in May 2007 with a one-year extension option bearing interest at LIBOR plus 2.50%.  The proceeds were used to pay down and create more availability under the Company’s line of credit.  At March 31, 2005 and December 31, 2004, $250,000 was outstanding at an interest rate of 4.45%. In October 2003, the Company entered into an interest rate swap agreement which effectively fixed the interest rate at 4.45% from November 2003 to October 13, 2005.  Concurrent with the Wilmorite closing (See Note 11 – Subsequent Events), the Company repriced these unsecured notes.  The interest rate was reduced from LIBOR plus 2.5% to LIBOR plus 1.5%.

Additionally, as of March 31, 2005 and December 31, 2004, the Company has contingent obligations of $6,934 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers.  The Company does not believe that these letters of credit will result in a liability to the Company.

8.              Related-Party Transactions:

The Company engaged MMC and certain of the Westcor Management Companies to manage the operations of certain properties and unconsolidated joint ventures.  Under these arrangements, MMC and the Westcor Management Companies are reimbursed for compensation paid to on-site employees, leasing agents and project managers at the Centers, as well as insurance costs and other administrative expenses.  For the three months ending March 31, 2005 and 2004, management fees of $2,352 and $2,279 respectively, were paid to MMC by the joint ventures.  For the three months ending March 31, 2005 and 2004, management fees of $1,398 and $1,211, respectively, were paid to the Westcor Management Companies by the joint ventures.

Certain mortgage notes are held by one of the Company’s joint venture partners.  Interest expense in connection with these notes was $2,032 and $1,132 for the three months ended March 31, 2005 and 2004, respectively.  Included in accounts payable and accrued expenses is interest payable to these partners of $588 and $535 at March 31, 2005 and December 31, 2004, respectively.

As of March 31, 2005 and December 31, 2004, the Company had loans to unconsolidated joint ventures of $6,796 and $6,643, respectively.  These loans represent initial funds advanced to development stage projects prior to construction loan fundings.

Certain Company officers and affiliates have guaranteed mortgages of $21,750 at one of the Company’s joint venture properties.

9.     Commitments and Contingencies:

The Company has certain properties subject to noncancellable operating ground leases.  The leases expire at various times through 2098, subject in some cases to options to extend the terms of the lease.  Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined.  Ground rent expenses, net of amounts capitalized, were $863 and $119 for the three months ended March 31, 2005 and 2004, respectively.  No contingent rent was incurred in either period.

Perchloroethylene (“PCE”) has been detected in soil and groundwater in the vicinity of a dry cleaning establishment at North Valley Plaza, formerly owned by a joint venture of which the Company was a 50% member.  The property was sold on December 18, 1997.  The California Department of Toxic Substances Control (“DTSC”) advised the Company in 1995 that very low levels of Dichloroethylene (“1,2 DCE”), a degradation byproduct of PCE, had been detected in a municipal water well located 1/4 mile west of the dry cleaners, and that the dry cleaning facility may have contributed to the introduction of 1,2 DCE into the water well.  According to DTSC, the maximum contaminant level (“MCL”) for 1,2 DCE which is permitted in drinking water is 6 parts per billion (“ppb”).  The 1,2 DCE was detected in the water well at a concentration of 1.2 ppb, which is below the MCL.  The Company has retained an environmental consultant and has initiated extensive testing of the site.  The joint venture agreed (between itself and the buyer) that it would be responsible for continuing to pursue the investigation and remediation of impacted soil and groundwater resulting from releases of PCE from the former dry cleaner.  Approximately $18 and $13 have already been incurred by the joint venture for remediation, professional and legal fees for the three months ending March 31, 2005 and 2004, respectively.  The Company has been sharing costs with former owners of the property.  An additional $65 remains reserved at March 31, 2005.

The Company acquired Fresno Fashion Fair in December 1996.  Asbestos was detected in structural fireproofing throughout much of the Center.  Testing data conducted by professional environmental consulting firms indicates that the fireproofing is largely inaccessible to building occupants and is well adhered to the structural members.  Additionally, airborne concentrations of asbestos were well within OSHA’s permissible exposure limit (“PEL”) of .1 fcc.  The accounting at acquisition included a reserve of $3,300 to cover future removal of this asbestos, as necessary.  The Center was recently renovated and a substantial amount of the asbestos was removed.  The Company incurred $4 and $0 in remediation costs for the three months ending March 31, 2005 and 2004, respectively.  An additional $615 remains reserved at March 31, 2005.

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

11.  Subsequent Events:

On April 8, 2005, Macerich acquired Ridgmar Mall, a 1.3 million square foot super-regional mall in Fort Worth, Texas.  The acquisition was completed in a 50/50 joint venture with an affiliate of Walton Street Capital, LLC.  The purchase price was $71,100.   Concurrent with the closing, a $57,400 loan bearing interest at a fixed rate of 6.0725% was placed on the property.  The balance of the Company’s share of the purchase price was funded by borrowings under the Company’s line of credit.

On April 25, 2005, the Company and the Operating Partnership completed its acquisition of Wilmorite Properties, Inc., a Delaware corporation (“Wilmorite”) and Wilmorite Holdings, L.P., a Delaware limited partnership (“Wilmorite Holdings”).  Wilmorite’s existing portfolio includes interests in 11 regional malls and two open-air community shopping centers with 13.4 million square feet of space located in Connecticut, New York, New Jersey, Kentucky and Virginia.  The total purchase price was approximately $2,333,000, including the assumption of approximately $879,000 of existing debt with an average interest rate of 6.43% and the issuance of $234,000 of convertible preferred units (“CPUs”) and $5,800 of common units in Wilmorite Holdings.  The balance of the consideration to the equity holders of Wilmorite and Wilmorite Holdings was paid in cash, which was provided primarily by a five-year, $450,000 term loan bearing interest at LIBOR plus 1.50% and a $650,000 acquisition loan with a term of up to two years and bearing interest initially at LIBOR plus 1.60%.  Following the closing, an affiliate of the Operating Partnership will be the general partner and own approximately 80% of Wilmorite Holdings, with the remaining 20% held by those limited partners of Wilmorite Holdings who elected to receive CPUs or common units in Wilmorite Holdings rather than cash.  Approximately $213,000 of the CPUs can be redeemed, subject to certain conditions, for the portion of the Wilmorite portfolio generally located in the area of Rochester, New York.

On April 28, 2005, a dividend/distribution of $0.65 per share was declared for common stockholders and OP unit holders of record on May 20, 2005.  In addition, the Company declared a dividend of $0.65 on the Company’s Series A Preferred Stock.  All dividends/distributions will be payable on June 10, 2005.

THE MACERICH COMPANY (The Company)

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

Some of these estimates and assumptions include judgments on revenue recognition, estimates for common area maintenance and real estate tax accruals, provisions for uncollectable accounts, impairment of long-lived assets, the allocation of purchase price between tangible and intangible assets, and estimates for environmental matters. The Company’s significant accounting policies are described in more detail in Note 2 of the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. However, the following policies could be deemed to be critical within the SEC definition.

Revenue Recognition:

Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the “straight lining of rent adjustment.”  On tenant leases in which the Company funds leasehold improvements, which generally represents fixed assets that the Company owns and controls, straight-line rental revenue is recognized at the rent commencement date.  On tenant leases that do not provide for landlord funding but rather provide for tenant funded construction and furnishing of the leased premises prior to the formal commencement of the lease, the Company recognizes straight-line rental revenue on such leases on a straight-lined basis beginning on the date the space is turned over to the tenant.  Currently, 52% of the mall and freestanding leases contain provisions for Consumer Price Index (“CPI”) rent increases periodically throughout the term of the lease.  The Company believes that using an annual multiple of CPI increases, rather than fixed contractual rent increases, results in revenue recognition that more closely matches the cash revenue from each lease and will provide more consistent rent growth throughout the term of the leases.

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

Maintenance and repair expenses are charged to operations as incurred. Costs for major replacements and betterments, which includes HVAC equipment, roofs, parking lots, etc. are capitalized and depreciated over their estimated useful lives. Gains and losses are recognized upon disposal or retirement of the related assets and are reflected in earnings.

Property is recorded at cost and is depreciated using a straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	5-40 years
Tenant improvements	initial term of related lease
Equipment and furnishings	5-7 years

The Company accounts for all acquisitions entered into subsequent to June 30, 2001 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”). The Company will first determine the value of the land and buildings utilizing an “as if vacant” methodology. The Company will then assign a fair value to any debt assumed at acquisition. The balance of the purchase price will be allocated to tenant improvements and identifiable intangible assets or liabilities. Tenant improvements represent the tangible assets associated with the existing leases valued on a fair market value basis at the acquisition date prorated over the remaining lease terms. The tenant improvements are classified as an asset under real estate investments and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases which come in three forms: (i) origination value, which represents the value associated with “cost avoidance” of acquiring in-place leases, such as lease commissions paid under terms generally experienced in our markets; (ii) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased; and (iii) above or below market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks.  The origination value is recorded as an other asset and is amortized over the remaining lease terms. The value of in-place leases is recorded as an other asset and amortized over the remaining lease term plus an estimate of renewal of the acquired leases. Above or below market leases are classified as an other asset or liability, depending on whether the contractual terms are above or below market, and the asset or liability is amortized to rental revenue over the remaining terms of the leases.

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

The Company adopted SFAS 144 on January 1, 2002, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

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

Off-Balance Sheet Arrangements:

The Company has an ownership interest in a number of joint ventures as detailed in Note 3 to the Company’s consolidated financial statements included herein. The Company accounts for those investments using the equity method of accounting and those investments are reflected on the consolidated balance sheets of the Company as “Investments in Unconsolidated Joint Ventures.” A pro rata share of the mortgage debt on these properties is shown in Item 3. Quantitative and Qualitative Disclosures about Market Risk. In addition, the following joint ventures also have debt that could become recourse debt to the Company or its subsidiaries, in excess of its pro rata share, should the partnership be unable to discharge the obligations of the related debt:

Asset/Property	Maximum amount of debt principal that could be recourse to the Company (Dollars in thousands)	Maturity Date
Boulevard Shops	$10,758	1/1/2006
Chandler Village Center	14,005	12/19/2006
Total	$24,763

The above amounts increased by $0.6 million from December 31, 2004.

Additionally, as of March 31, 2005, the Company has certain obligations of $6.9 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

Long-term contractual obligations:

The following is a schedule of long-term contractual obligations (as of March 31, 2005) for the consolidated Centers over the periods in which they are expected to be paid:

	Payment Due by Period
Contractual Obligations (Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than five years
Long-term debt obligations (includes expected interest payments)	$3,457,718	$307,743	$1,381,416	$623,723	$1,144,836
Operating lease obligations	476,506	3,395	6,943	11,393	454,775
Purchase obligations	7,579	7,579	—	—	—
Other long-term liabilities	173,805	173,805	—	—	—
Total	$4,115,608	$492,522	$1,388,359	$635,116	$1,599,611

During the three months ending March 31, 2005, there have been no material changes outside the ordinary course of business in the above specified obligations since the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Recent Transactions:

The following table reflects the Company’s acquisitions in 2004 and for the three months ending March 31, 2005.

Property/Entity	Date Acquired	Location
2004 Acquisitions:
Inland Center	January 30, 2004	San Bernardino, California
NorthPark Center	May 11, 2004	Dallas, Texas
Mall of Victor Valley	July 1, 2004	Victor Valley, California
La Cumbre Plaza	July 20, 2004	Santa Barbara, California
Fiesta Mall	November 16, 2004	Mesa, Arizona
Paradise Village Ground Leases, Village Center, Village Crossroads, Village Fair and Paradise Village Office Park II	December 30, 2004	Phoenix, Arizona
2005 Acquisitions:
Metrocenter	January 11, 2005	Phoenix, Arizona
Kierland Commons	January 21, 2005	Scottsdale, Arizona

The financial statements reflect the following acquisitions, dispositions and changes in ownership subsequent to the occurrence of each transaction.

On January 30, 2004, the Company, in a 50/50 joint venture with a private investment company, acquired Inland Center, a 1 million square foot super-regional mall in San Bernardino, California. The total purchase price was $63.3 million and concurrently with the acquisition, the joint venture placed a $54.0 million fixed rate loan on the property. The Company’s share of the remainder of the purchase price was funded by cash and borrowings under the Company’s line of credit.

On May 11, 2004, the Company acquired an ownership interest in NorthPark Center, a 1.3 million square foot regional mall in Dallas, Texas. The Company’s initial investment in the property was $30.0 million which was funded by borrowings under the Company’s line of credit. In addition, the Company assumed a pro rata share of debt of $86.6 million and funded an additional $45.0 million post-closing. As of March 31, 2005, the Company’s total investment in the joint venture was $75.0 million.

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

On November 16, 2004, the Company acquired Fiesta Mall, a 1 million square foot super regional mall in Mesa, Arizona. The total purchase price was $135.2 million which was funded by borrowings under the Company’s line of credit. On December 2, 2004, the Company placed a ten year $84.0 million fixed rate loan at 4.88% on the property.

On December 16, 2004, the Company sold the Westbar property, a Phoenix area property that consisted of a collection of ground leases, a shopping center, and land for $47.5 million. The sale resulted in a gain on sale of asset of $6.8 million.

On December 30, 2004, the Company purchased the unaffiliated owners’ 50% tenants in common interest in Paradise Village Ground Leases, Village Center, Village Crossroads, Village Fair and Paradise Village Office Park II. All of these assets are located in Phoenix, Arizona. The total purchase price was $50.0 million which included the assumption of the unaffiliated owners’ share of debt of $15.2 million. The balance of the purchase price was paid in cash and borrowings from the Company’s line of credit. Accordingly, the Company now owns 100% of these assets.

On January 5, 2005, the Company sold Arizona Lifestyle Galleries for $4.3 million.  The sale resulted in a gain on sale on asset of $0.3 million.

On January 11, 2005, the Company became a 15% owner in a joint venture that acquired Metrocenter, a 1.4 million square foot super-regional mall in Phoenix, Arizona. The total purchase price was $160 million and concurrently with the acquisition, the joint venture placed a $112 million loan on the property. The Company’s share of the purchase price, net of the debt, was $7.2 million which was funded by cash and borrowings under the Company’s line of credit.

Effective January 21, 2005, the Company formed a 50/50 joint venture with a private investment company. The joint venture acquired a 49% interest in Kierland Commons, a 320,000 square foot mixed use center in Scottsdale, Arizona. The joint venture’s purchase price for the interest in the center was $49.0 million. The Company assumed its share of the underlying property debt and funded the remainder of its share of the purchase price by cash and borrowings under the Company’s line of credit.

The Mall of Victor Valley, La Cumbre Plaza, Fiesta Mall, Paradise Village Ground Leases, Village Center, Village Crossroads, Village Fair and Paradise Village Office Park II are referred to herein as the “2004 Acquisition Centers.”

Inland Center, Kierland Commons, Metrocenter and NorthPark Center are joint ventures and these properties are reflected using the equity method of accounting. The Company’s share of the results of these acquisitions are reflected in the consolidated results of operations of the Company in the income statement line item entitled “Equity in income of unconsolidated joint ventures.”

Many of the variations in the results of operations, discussed below, occurred due to the transactions described above including the acquisition of the 2004 Acquisition Centers. Inland Center, Kierland Commons, Metrocenter and NorthPark Center are referred to herein as the “Joint Venture Acquisition Centers.” 29th Street, Parklane Mall, Santa Monica Place and Queens Center were under redevelopment during the reporting periods and are referred to herein as the “Redevelopment Centers.” La Encantada and Scottsdale 101 were under development during the reporting periods and are referred to herein as the “Development Properties.” All other Centers, excluding the Redevelopment Centers, the Development Properties, the 2004 Acquisition Centers and the Joint Venture Acquisition Centers, are referred to herein as the “Same Centers,” unless the context otherwise requires.

Straight-lining of Rents:

Revenues include rents attributable to the accounting practice of straight-lining of rents which requires rent to be recognized each year in an amount equal to the average rent over the term of the lease, including fixed rent increases over that period. The amount of straight-lined rents, included in consolidated revenues, recognized for the three months ended March 31, 2005 was $0.5 million compared to $0.3 million for the three months ended March 31, 2004.  Additionally, the Company recognized through equity in income of unconsolidated joint ventures, $0.4 million as its pro rata share of straight-lined rents from joint ventures for the three months ended March 31, 2005 compared to $0.3 million for the three months ended March 31, 2004. These increases in straight-lining of rents related to the 2004 Acquisition Centers and Joint Venture Acquisition Centers which are offset by decreases resulting from the Company structuring the majority of its new leases using an annual multiple of CPI increases, which generally do not require straight-lining treatment. Currently, 52% of the mall and freestanding leases contain provisions for CPI rent increases periodically throughout the term of the lease. The Company believes that using an annual multiple of CPI increases, rather than fixed contractual rent increases, results in revenue recognition that more closely matches the cash revenue from each lease and will provide more consistent rent growth throughout the term of the leases.

Risk Factors:

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

General Factors Affecting the Centers; Competition:  Real property investments are subject to varying degrees of risk that may affect the ability of the Centers to generate sufficient revenues to meet operating and other expenses, including debt service, lease payments, capital expenditures and tenant improvements, and to make distributions to the Company and the Company’s stockholders. Income from shopping center properties may be adversely affected by a number of factors, including: the national economic climate; the regional and local economy (which may be adversely impacted by plant closings, industry slowdowns, union activities, adverse weather conditions, natural disasters, terrorist activities, and other factors); local real estate conditions (such as an oversupply of, or a reduction in demand for, retail space or retail goods and the availability and creditworthiness of current and prospective tenants); perceptions by retailers or shoppers of the safety, convenience and attractiveness of the shopping center; and increased costs of maintenance, insurance and operations (including real estate taxes). A significant percentage of the Centers are located in California, the Westcor centers are concentrated in Arizona and as of April 25, 2005, the closing of the Wilmorite acquisition, 12 centers are located in New York, New Jersey or Connecticut. To the extent that economic or other factors affect California, Arizona, New York, New Jersey or Connecticut (or their respective regions generally) more severely than other areas of the country, the negative impact on the Company’s economic performance could be significant. There are numerous shopping facilities that compete with the Centers in attracting tenants to lease space, and an increasing number of new retail formats and technologies other than retail shopping centers that compete with the Centers for retail sales.  Increased competition could adversely affect the Company’s revenues. Income from shopping center properties and shopping center values are also affected by such factors as applicable laws and regulations, including tax, environmental, safety and zoning laws, interest rate levels and the availability and cost of financing.

Dependence on Anchors/Tenants:  The Company’s revenues and funds available for distribution would be adversely affected if a significant number of the Company’s lessees were unable (due to poor operating results, bankruptcy, terrorist activities or other reasons) to meet their obligations, if the Company were unable to lease a significant amount of space in the Centers on economically favorable terms, or if for any reason, the Company were unable to collect a significant amount of rental payments. A decision by an Anchor or a significant tenant to cease operations at a Center could also have an adverse effect on the Company. In addition, mergers, acquisitions, consolidations, dispositions or bankruptcies in the retail industry could result in the loss of Anchors or tenants at one or more Centers.  The bankruptcy and/or closure of retail stores, or sale of a store or stores to a less desirable retailer, may reduce occupancy levels and rental income, or otherwise adversely affect the Company’s financial performance.  Furthermore, if the store sales of retailers operating in the Centers were to decline sufficiently, tenants might be unable to pay their minimum rents or expense recovery charges. In the event of a default by a tenant, the Center may also experience delays and costs in enforcing its rights as landlord.

Real Estate Development Risks:  The Company’s business strategy includes the selective development and construction of retail properties. Any development, redevelopment and construction activities that the Company undertakes will be subject to the risks of real estate development, including lack of financing, construction delays, environmental requirements, budget overruns, sunk costs and lease-up. Furthermore, occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable. Real estate development activities are also subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations. If any of the above events occur, the ability to pay distributions and service the Company’s indebtedness could be adversely affected.

Joint Venture Centers:  As of April 25, 2005, the Company indirectly owned partial interests in 44 Joint Venture Centers as well as fee title to a site that is ground leased to the entity that owns a Joint Venture Center and several development sites. The Company may also acquire partial interests in additional properties through joint venture arrangements. Investments in Joint Venture Centers involve risks different from those of investments in wholly-owned Centers. The Company may have fiduciary responsibilities to its partners that could affect decisions concerning the Joint Venture Centers. In certain cases, third parties share with the Company or have (with respect to one Joint Venture Center) control of major decisions relating to the Joint Venture Centers, including decisions with respect to sales, financings and the timing and amount of additional capital contributions, as well as decisions that could have an adverse impact on the Company’s REIT status. In addition, some of the Company’s outside partners control the day-to-day operations of eight Joint Venture Centers. The Company therefore does not control cash distributions from these Centers and the lack of cash distributions from these Centers could jeopardize the Company’s ability to maintain its qualification as a REIT.

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

REIT Qualification:  Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations. The complexity of these provisions and of the applicable income tax regulations is greater in the case of a REIT such as the Company that holds its assets in partnership form. The determination of various factual matters and circumstances not entirely within the Company’s control, including by the Company’s partners in the Joint Venture Centers, may affect its ability to qualify as a REIT. In addition, legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to the Company’s qualification as a REIT or the federal income tax consequences of that qualification.

If in any taxable year the Company fails to qualify as a REIT, the Company will suffer the following negative results:

•           the Company will not be allowed a deduction for distributions to stockholders in computing its taxable income; and

•           the Company will be subject to federal income tax on its taxable income at regular corporate rates.

In addition, the Company will be disqualified from treatment as a REIT for the four taxable years following the year during which the qualification was lost, unless the Company was entitled to relief under statutory provisions. As a result, net income and the funds available for distribution to the Company’s stockholders will be reduced for five years. Furthermore, the Internal Revenue Service could challenge the Company’s REIT status for post periods, which if successful, could result in the Company owing a material amount of tax for prior periods.  It is also possible that future economic, market, legal, tax or other considerations might cause the Board of Directors to revoke the Company’s REIT election.

Potential Conflicts of Interest.  Each of Mace Siegel, Arthur Coppola, Dana Anderson and Edward Coppola (the “principals”) serve as executive officers of the Company and are members of its board of directors. Accordingly, these principals have substantial influence over its management and the management of the Operating Partnership. Certain interests of the principals may cause a potential conflict of interest with the Company and its stockholders. The principals will experience negative tax consequences if some of the Centers are sold. As a result, the principals may not favor a sale of these Centers even though such a sale may benefit other Company stockholders. The principals also have guaranteed mortgage loans encumbering one of the Centers in an aggregate principal amount of approximately $21.75 million. The existence of guarantees of these loans by the principals could result in the principals having interests that are inconsistent with the interests of the Company and its stockholders. Finally, the principals may have different interests than the Company’s stockholders in certain corporate transactions because they are significant OP Unit holders in the Operating Partnership.

Comparison of Three Months Ended March 31, 2005 and 2004

Revenues

Minimum and percentage rents increased by 26.9% to $95.8 million in 2005 from $75.5 million in 2004. Approximately $3.2 million of the increase relates to the Same Centers, $7.3 million relates to the 2004 Acquisition Centers and $9.0 million primarily relates to Queens Center and La Encantada.

During 2001, the Company adopted SFAS 141. (See “Statement on Critical Accounting Policies”). The amortization of below market leases, which is recorded in minimum rents, decreased to $1.8 million in 2005 from $2.1 million in 2004. The decrease is primarily due to the 2004 Acquisition Centers.

Tenant recoveries increased to $45.2 million in 2005 from $40.0 in 2004. Approximately $1.3 million relates to Queens Center and La Encantada, $0.9 million relates to the Same Centers and $3.2 million relates to the 2004 Acquisition Centers.

Management Companies’ Revenues

Revenues increased by 14.7% to $5.3 million in 2005 from $4.6 million in 2004 primarily due to increased management fees received from the Joint Venture Acquisition Centers and third party management contracts.

Shopping Center and Operating Expenses

Shopping center and operating expenses increased to $47.8 million in 2005 compared to $38.8 million in 2004. The increase is a result of $3.4 million due to the 2004 Acquisition Centers, $2.3 million related to Queens Center and La Encantada and $3.2 million related to increased operating and ground rent expenses at the Same Centers.

Management Companies’ Operating Expenses

Expenses increased by 47.4% to $10.5 million in 2005 from $7.1 million in 2004, primarily due to a reduced income tax benefit and higher compensation expense in 2005 compared to 2004.

REIT General and Administrative Expenses

REIT general and administrative expenses decreased to $2.6 million in 2005 from $3.0 million in 2004, primarily due to decreases in stock-based compensation expense compared to 2004.

Interest Expense

Interest expense increased to $42.6 million in 2005 from $33.3 million in 2004. Approximately $4.3 million is related to the increased borrowings on the Company’s line of credit, $1.0 million relates to the Northridge Center loan which closed on June 30, 2004, $1.9 million relates to the 2004 Acquisition Centers and $4.0 million relates to Queens Center and La Encantada.  These increases are offset by a  $2.0 million decrease, which is related to the payoff of the $196.5 million term loan on July 30, 2004.  Additionally, capitalized interest was $2.2 million in 2005, down from $3.1 million in 2004.

Depreciation and Amortization

Depreciation and amortization increased to $37.0 million in 2005 from $33.3 million in 2004. Approximately $3.4 million relates to the 2004 Acquisition Centers and $1.3 million relates to Queens Center and La Encantada.  This is offset by a $1.0 million decrease relating to the Same Centers.

Equity in Income from Unconsolidated Joint Ventures

The income from unconsolidated joint ventures was $11.2 million for 2005, compared to income of $14.8 million in 2004. This decrease is primarily due to increased depreciation relating to SFAS 141 on the Joint Venture Acquisition Centers of $3.7 million and increased interest expense of $1.7 million in 2005 on floating rate debt.  This is offset by increased income from the Joint Venture Acquisition Centers of $1.4 million.

Loss on Early Extinguishment of Debt

In 2004, the Company recorded a loss from early extinguishment of debt of $0.4 million related to the payoff of a loan at one of the Redevelopment Centers.

Gain on Sale of Assets

In 2005, a gain of $1.3 million was recorded relating to land sales compared to no land sales for the three months ending March 31, 2004.

Discontinued Operations

The gain on sale of $0.3 million in 2005 relates to the sale of Arizona Lifestyle Galleries on January 5, 2005.  The decrease in income from discontinued operations related to the Westbar property sale on December 16, 2004.

Minority Interest

The minority interest represents the 19.3% weighted average interest of the Operating Partnership by the Company during 2005. This compares to 19.5% not owned by the Company during 2004.

Operating Activities

Cash flow from operations was $57.8 million in 2005 compared to $61.0 million in 2004. The decrease is primarily due to the change in other accrued liabilities and accounts payable from Queens Center development costs being less in 2005 due to the project being substantially complete and the foregoing results at the Centers as mentioned above.

Investing Activities

Cash used in investing activities was $77.2 million in 2005 compared to cash used in investing activities of $55.5 million in 2004. The change resulted primarily from the joint venture acquisitions of Metrocenter and Kierland Commons, the Company’s additional contributions to NorthPark Center and development, redevelopment, expansion and renovation of centers being less in 2005 due to substantial completion of the Queens Center and La Encantada projects.

Financing Activities

Cash flow provided by financing activities was $0.4 million in 2005 compared to cash flow provided by financing activities of $27.1 million in 2004. The 2005 decrease compared to 2004 resulted primarily from fewer refinancings for the three months ended March 31, 2005 compared to the same period in 2004.  Additionally, the funding of the Queens construction loan was $17.4 million less for the three months ended March 31, 2005 compared to the same period in 2004 due to the substantial completion of the project.

Funds From Operations

Primarily as a result of the factors mentioned above, Funds from Operations (“FFO”)—Diluted increased 10.59% to $75.9 million in 2005 from $68.7 million in 2004. For the reconciliation of FFO and FFO-diluted to net income available to common stockholders, see “Funds from Operations.”

Liquidity and Capital Resources

The Company intends to meet its short term liquidity requirements through cash generated from operations, working capital reserves, property secured borrowings, unsecured corporate borrowings and borrowings under the revolving line of credit. The Company anticipates that revenues will continue to provide necessary funds for its operating expenses and debt service requirements, and to pay dividends to stockholders in accordance with REIT requirements. The Company anticipates that cash generated from operations, together with cash on hand, will be adequate to fund capital expenditures which will not be reimbursed by tenants, other than non-recurring capital expenditures. The following table summarizes capital expenditures incurred at the Centers for the three months ending March 31,:

(Dollars in Millions)
Consolidated Centers:	2005	2004
Acquisitions of property and equipment	$6.4	$3.4
Development, redevelopment and expansion of Centers	15.7	51.6
Renovations of Centers	3.5	8.3
Tenant allowances	5.4	1.3
Deferred leasing charges	3.7	2.9
Total	$34.7	$67.5

(Dollars in Millions)
Joint Ventures’ (at Company’s pro rata share) Centers:	2005	2004
Acquisitions of property and equipment	$49.2	$32.9
Development, redevelopment and expansion of Centers	15.8	1.3
Renovations of Centers	4.0	1.0
Tenant allowances	1.9	1.1
Deferred leasing charges	0.7	0.6
Total	$71.6	$36.9

Management expects similar levels to be incurred in future years for tenant allowances and deferred leasing charges and to incur between $150 million to $200 million in 2005 for development, redevelopment, expansions and renovations.  Capital for major expenditures or major developments and redevelopments has been, and is expected to continue to be, obtained from equity or debt financings which include borrowings under the Company’s line of credit and construction loans. However, many factors impact the Company’s ability to access capital, such as its overall debt level, interest rates, interest coverage ratios and prevailing market conditions.

On April 25, 2005, the Company and the Operating Partnership completed its acquisition of Wilmorite Properties, Inc., a Delaware corporation (“Wilmorite”) and Wilmorite Holdings, L.P., a Delaware limited partnership (“Wilmorite Holdings”).  Wilmorite’s existing portfolio includes interests in 11 regional malls and two open-air community shopping centers with 13.4 million square feet of space located in Connecticut, New York, New Jersey, Kentucky and Virginia.  The total purchase price was approximately $2.333 billion, including the assumption of approximately $879 million of existing debt with an average interest rate of 6.43% and the issuance of $234 million of convertible preferred units (“CPUs”) and $5.8 million of common units in Wilmorite Holdings.  The balance of the consideration to the equity holders of Wilmorite and Wilmorite Holdings was paid in cash, which was provided primarily by a five-year, $450 million term loan bearing interest at LIBOR plus 1.50% and a $650 million acquisition loan with a term of up to two years and bearing interest initially at LIBOR plus 1.60%.  Following the closing, an affiliate of the Operating Partnership will be the general partner and own approximately 80% of Wilmorite Holdings, with the remaining 20% held by those limited partners of Wilmorite Holdings who elected to receive CPUs or common units in Wilmorite Holdings rather than cash.  Approximately $213 million of the CPUs can be redeemed, subject to certain conditions, for the portion of the Wilmorite portfolio generally located in the area of Rochester, New York.

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

The Company believes that it will have access to the capital necessary to expand its business in accordance with its strategies for growth and maximizing FFO. The Company presently intends to obtain additional capital necessary for these purposes through a combination of debt or equity financings, joint ventures and the sale of non-core assets. The Company believes joint venture arrangements have in the past and may in the future provide an attractive alternative to other forms of financing, whether for acquisitions or other business opportunities.

The Company’s total outstanding loan indebtedness at March 31, 2005 was $4.5 billion (including its pro rata share of joint venture debt). This equated to a debt to Total Market Capitalization (defined as total debt of the Company, including its pro rata share of joint venture debt, plus aggregate market value of outstanding shares of common stock, assuming full conversion of OP Units and preferred stock into common stock) ratio of approximately 52.3% at March 31, 2005. The majority of the Company’s debt consists of fixed-rate conventional mortgages payable collateralized by individual properties.

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

The Company had a $425.0 million revolving line of credit.  This revolving line of credit had a three-year term through July 26, 2005 with a one-year extension option.  The interest rate fluctuated from LIBOR plus 1.75% to LIBOR plus 3.00% depending on the Company’s overall leverage level.  On July 30, 2004, the Company amended and expanded the revolving line of credit to $1 billion and extended the maturity to July 30, 2007 plus a one-year extension.  The interest rate has been reduced to 1.50% over LIBOR based on the Company’s current leverage level.  The interest rate fluctuates from LIBOR plus 1.15% to LIBOR plus 1.70% depending on the Company’s overall leverage level.  As of March 31, 2005 and December 31, 2004, $688.0 million and $643.0 million, respectively, of borrowings were outstanding at an average interest rate of 4.23% and 3.81%, respectively.

On May 13, 2003, the Company issued $250.0 million in unsecured notes maturing in May 2007 with a one-year extension option bearing interest at LIBOR plus 2.50%. The proceeds were used to pay down and create more availability under the Company’s line of credit. At March 31, 2005 and December 31, 2004, the entire $250.0 million of notes were outstanding at an interest rate of 4.45%. In October 2003, the Company entered into an interest rate swap agreement which effectively fixed the interest rate at 4.45% from November 2003 to October 13, 2005.  Concurrent with the Wilmorite closing, the Company repriced these unsecured notes.  The interest rate was reduced to LIBOR plus 1.50%.

At March 31, 2005, the Company had cash and cash equivalents available of $53.1 million.

Funds From Operations (“FFO”)

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

In compliance with the Securities and Exchange Commission’s Regulation G and Amended Item 10 of Regulation S-K relating to non-GAAP financial measures, the Company revised its FFO definition as of January 1, 2003 and for all prior periods presented to include gain or loss on sales of peripheral land, impairment of assets, losses on debt-related transactions and the effect of SFAS 141 to amortize the above/below market leases which are recorded in minimum rents.  The Company’s revised definition is in accordance with the definition provided by NAREIT.

The inclusion of gains (losses) on sales of peripheral land included in FFO for the three months ended March 31, 2005 and 2004 were $1.6 million (including $0.3 million from joint ventures at pro rata) and $1.4 million (including $1.4 million from joint ventures at pro rata), respectively.

The following reconciles net income available to common stockholders to FFO and FFO-diluted for the three months ending March 31:

	2005		2004
(amounts in thousands)	Shares	Amount	Shares	Amount
Net income—available to common stockholders		$18,140		$18,116
Adjustments to reconcile net income to FFO—basic:
Minority interest		4,199		4,400
(Gain) loss on sale or write-down of wholly-owned assets		(1,605)		(27)
Add: Gain on land sales—consolidated assets		1,308		—
(Gain) loss on sale or write-down of assets from unconsolidated entities (pro rata)		(288)		(1,417)
Add: Gain (loss) on land sales—pro rata unconsolidated entities		288		1,417
Depreciation and amortization on wholly-owned centers		37,232		34,301
Depreciation and amortization on joint ventures (pro rata)		17,495		12,358
Less: depreciation on personal property and amortization of loan costs and interest rate caps		(3,173)		(2,677)
FFO—basic(1)	72,940	73,596	72,568	66,471
Additional adjustments to arrive at FFO—diluted:
Impact of convertible preferred stock	3,628	2,358	3,628	2,212
Impact of stock options using the treasury method	344	—	418	—
FFO—diluted(2)	76,912	$75,954	76,614	$68,683

(1)          Calculated based upon basic net income as adjusted to reach basic FFO. As of March 31, 2005 and 2004, 14.1 million and 14.2 million of OP Units and Westcor partnership units were outstanding, respectively.  The Westcor partnership units were converted into OP Units on July 27, 2004.

(2)          The computation of FFO—diluted shares outstanding includes the effect of outstanding common stock options and restricted stock using the treasury method. On February 25, 1998, the Company sold $100 million of its Series A Preferred Stock. On June 16, 1998, the Company sold $150 million of its Series B Preferred Stock. On September 9, 2003, 5.5 million shares of Series B Preferred Stock were converted into common shares. The preferred stock can be converted on a one-for-one basis for common stock. The preferred shares are assumed converted for purposes of 2005 and 2004 FFO-diluted as they are dilutive to that calculation.

Inflation

In the last three years, inflation has not had a significant impact on the Company because of a relatively low inflation rate. Most of the leases at the Centers have rent adjustments periodically through the lease term. These rent increases are either in fixed increments or based on using an annual multiple of increases in the CPI. In addition, about 5% to 13% of the leases expire each year, which enables the Company to replace existing leases with new leases at higher base rents if the rents of the existing leases are below the then existing market rate. Additionally, historically, the majority of the leases require the tenants to pay their pro rata share of operating expenses.  Recently, the Company began entering into leases that require tenants to pay a stated amount for operating expenses, generally excluding property taxes, regardless of the expenses actually incurred at any center.  This change shifts the burden of cost control to the Company.

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

The following table sets forth information as of March 31, 2005 concerning the Company’s long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (“FV”):

	For the Years Ended December 31,
(dollars in thousands)	2005	2006	2007	2008	2009	Thereafter	Total	FV
CONSOLIDATED CENTERS:
Long term debt:
Fixed rate scheduled maturity	$25,808	$115,493	$117,124	$364,235	$250,668	$895,197	$1,768,525	$1,871,613
Average interest rate	6.42%	6.40%	6.46%	6.48%	6.38%	6.10%	6.42%	—
Variable rate scheduled maturity	184,455	118,682	1,003,280	—	—	202,223	1,508,640	1,508,640
Average interest rate	4.28%	4.83%	4.28%	—	—	5.19%	4.45	—
Total debt—Consolidated Centers	$210,263	$234,175	$1,120,404	$364,235	$250,668	$1,097,420	$3,277,165	$3,380,253
JOINT VENTURE CENTERS:
(at Company’s pro rata share:)
Fixed rate scheduled maturity	$76,882	$290,859	$131,052	$80,776	$221,331	$208,833	$1,009,733	$1,059,608
Average interest rate	7.07%	6.29%	6.49%	6.67%	7.42%	7.29%	6.38%	—
Variable rate scheduled maturity	18,146	155,710	2,201	458	16,154	—	192,669	192,669
Average interest rate	4.29%	3.36%	5.29%	4.17%	4.17%	—	3.54%	—
Total debt—Joint Ventures	$95,028	$446,569	$133,253	$81,234	$237,485	$208,833	$1,202,402	$1,252,277

The consolidated Centers’ total fixed rate debt was $1.8 billion at December 31, 2004 and at March 31, 2005. The average interest rate at December 31, 2004 and March 31, 2005 was 6.42%.

The consolidated Centers’ total variable rate debt was $1.5 billion at December 31, 2004 and at March 31, 2005. The average interest rate at December 31, 2004 and March 31, 2005 was 3.89% and 4.45%, respectively.

The Company’s pro rata share of the Joint Venture Centers’ fixed rate debt at December 31, 2004 and March 31, 2005 was $956.4 million and $1.0 billion, respectively. The average interest rate decreased from 6.46% in 2004 to 6.38% at March 31, 2005.  The Company’s pro rata share of the Joint Venture Centers’ variable rate debt at December 31, 2004 and March 31, 2005 was $190.9 million and $192.7 million, respectively. The average interest rate increased from 3.02% in 2004 to 3.54% at March 31, 2005.

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

The $250.0 million variable rate debt maturing in 2007 has an interest rate swap agreement which effectively fixed the interest rate at 4.45% from November 2003 to October 13, 2005. The fair value of this swap agreement at March 31, 2005 and December 31, 2004 was $1.8 million.

The Company has an interest rate cap with a notional amount of $30.0 million on their loan at La Cumbre Plaza. This interest rate cap prevents the LIBOR interest rate from exceeding 7.12%. The fair value of this cap agreement at March 31, 2005 and December 31, 2004 was zero.

The Company has an interest rate cap with a notional amount of $92.0 million on their $108.0 million loan on The Oaks. This interest rate cap prevents the LIBOR interest rate from exceeding 7.10%. The fair value of this cap agreement at March 31, 2005 and December 31, 2004  was zero.

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

The Company’s Metrocenter joint venture has an interest rate swap which converts $16.8 million of variable rate debt with a current rate of LIBOR plus 94 basis points to a fixed rate of 3.86%.  This swap has been designated as a hedge in accordance with SFAS No. 133.

In addition, the Company has assessed the market risk for its variable rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $14.5 million per year based on $1.4 billion outstanding of variable rate debt at March 31, 2005 which excludes the $250.0 million of debt which has been swapped to a fixed rate.

The fair value of the Company’s long term debt is estimated based on discounted cash flows at interest rates that management believes reflect the risks associated with long term debt of similar risk and duration.

THE MACERICH COMPANY (The Company)

Item 4

Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures or its internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cost.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

However, based on their evaluation as of March 31, 2005, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Other Information

Item 1     Legal Proceedings

None of the Company, the Operating Partnership, Macerich Property Management Company, LLC, Macerich Management Company, the Westcor Management Companies or their respective affiliates are currently involved in any material litigation nor, to the Company’s knowledge, is any material litigation currently threatened against such entities or the Centers, other than routine litigation arising in the ordinary course of business, most of which is expected to be covered by liability insurance.

Item 2     Unregistered Sales of Equity and Use of Proceeds

On January 10, 2005, the Company issued 70,000 shares of unregistered common stock upon the redemption of 70,000 OP Units in a private placement to a limited partner of the Operating Partnership, an accredited investor, pursuant to Section 4(2) of the Securities Act of 1933.

Item 3     Defaults Upon Senior Securities

None

Item 4     Submission of Matters to a Vote of Security Holders

None

Item 5     Other Information

None

Item 6     Exhibits

a.     Exhibits

3.1*	Articles of Amendment and Restatement of the Company

3.1.1**	Articles Supplementary of the Company

3.1.2***	Articles Supplementary of the Company (Series A Preferred Stock)

3.1.3****	Articles Supplementary of the Company (Series C Junior Participating Preferred Stock)

3.1.4*****	Articles Supplementary of the Company (Series D Preferred Stock)

3.1.5#	Articles Supplementary of the Company (reclassification of shares)

3.2##	Amended and Restated Bylaws of the Company

4.1**	Form of Common Stock Certificate

4.2####	Form of Preferred Stock Certificate (Series A Preferred Stock)

4.2.1###	Form of Preferred Stock Certificate (Series C Junior Participating Preferred Stock)

4.2.2#####	Form of Preferred Stock Certificate (Series D Preferred Stock)

4.2.3###	Form of Right Certificate

4.3###	Agreement dated as of November 10, 1998 between the Company and EquiServe Trust Company, N.A., as successor to First Chicago Trust Company of New York, as Rights Agent

31.1	Section 302 Certification of Arthur Coppola, Chief Executive Officer

31.2	Section 302 Certification of Thomas O’Hern, Chief Financial Officer

32.1	Section 906 Certification of Arthur Coppola, Chief Executive Officer and Thomas O’Hern, Chief Financial Officer

*                  Previously filed as an exhibit to the Company’s Registration Statement on Form S-11, as amended (No. 33-68964), and incorporated herein by reference.

**                Previously filed as an exhibit to the Company’s Current Report on Form 8-K, event date May 30, 1995, and incorporated herein by reference.

***              Previously filed as an exhibit to the Company’s Current Report on Form 8-K, event date February 25, 1998, and incorporated herein by reference.

****           Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

*****         Previously filed as an exhibit to the Company’s Current Report on Form 8-K, event date July 26, 2002 and incorporated herein by reference.

#                  Previously filed as an exhibit to the Company’s Registration Statement on Form S-3, as amended (No. 333-88718), and incorporated herein by reference.

##                Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.

###              Previously filed as an exhibit to the Company’s Current Report on Form 8-K, event date November 10, 1998, as amended, and incorporated herein by reference.

####           Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

#####         Previously filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-107063), and incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Macerich Company

		By:	/s/ Thomas E. O’Hern
Thomas E. O’Hern
Executive Vice President and
Chief Financial Officer

Date:	May 6, 2005

Exhibit Index

Exhibit No.

(a)  Exhibits

Number		Description

3.1	*	Articles of Amendment and Restatement of the Company

3.1.1	**	Articles Supplementary of the Company

3.1.2	***	Articles Supplementary of the Company (Series A Preferred Stock)

3.1.3	****	Articles Supplementary of the Company (Series C Junior Participating Preferred Stock)

3.1.4	*****	Articles Supplementary of the Company (Series D Preferred Stock)

3.1.5	#	Articles Supplementary of the Company (reclassification of shares)

3.2	##	Amended and Restated Bylaws of the Company

4.1	**	Form of Common Stock Certificate

4.2	####	Form of Preferred Stock Certificate (Series A Preferred Stock)

4.2.1	###	Form of Preferred Stock Certificate (Series C Junior Participating Preferred Stock)

4.2.2	#####	Form of Preferred Stock Certificate (Series D Preferred Stock)

4.2.3	###	Form of Right Certificate

4.3	###	Agreement dated as of November 10, 1998 between the Company and EquiServe Trust Company, N.A., as successor to First Chicago Trust Company of New York, as Rights Agent

31.1		Section 302 Certification of Arthur Coppola, Chief Executive Officer

31.2		Section 302 Certification of Thomas O’Hern, Chief Financial Officer

32.1		Section 906 Certification of Arthur Coppola, Chief Executive Officer and Thomas O’Hern, Chief Financial Officer

*                  Previously filed as an exhibit to the Company’s Registration Statement on Form S-11, as amended (No. 33-68964), and incorporated herein by reference.

**                Previously filed as an exhibit to the Company’s Current Report on Form 8-K, event date May 30, 1995, and incorporated herein by reference.

***              Previously filed as an exhibit to the Company’s Current Report on Form 8-K, event date February 25, 1998, and incorporated herein by reference.

****           Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

*****         Previously filed as an exhibit to the Company’s Current Report on Form 8-K, event date July 26, 2002 and incorporated herein by reference.

#                  Previously filed as an exhibit to the Company’s Registration Statement on Form S-3, as amended (No. 333-88718), and incorporated herein by reference.

##                Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.

###              Previously filed as an exhibit to the Company’s Current Report on Form 8-K, event date November 10, 1998, as amended, and incorporated herein by reference.

####           Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

#####         Previously filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-107063), and incorporated herein by reference.