Form 10-Q
period 2005-06-30
MACERICH CO
filed 2005-08-09
CIK 912242

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 2005

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

YES   ☒           NO   ☐

Number of shares outstanding of the registrant’s common stock, as of July 29, 2005

Common Stock, par value $.01 per share: 59,694,677 shares

Form 10-Q

INDEX

Part I: Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets of the Company as of June 30, 2005 (Unaudited) and December 31, 2004 (Audited)

Consolidated Statements of Operations of the Company for the periods from January 1 through June 30, 2005 and 2004

Consolidated Statements of Operations of the Company for the periods from April 1 through June 30, 2005 and 2004

Consolidated Statement of Common Stockholders’ Equity of the Company for the period from January 1, 2005 through June 30, 2005

Consolidated Statements of Cash Flows of the Company for the periods from January 1 through June 30, 2005 and 2004

Notes to consolidated financial statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II: Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

THE MACERICH COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Property, net	$5,392,694	$3,574,553
Cash and cash equivalents	73,778	72,114
Restricted cash	54,381	12,351
Tenant receivables, net	75,710	68,716
Deferred charges and other assets, net	416,450	280,694
Loans to unconsolidated joint ventures	6,476	6,643
Due from affiliates	—	3,502
Investments in unconsolidated joint ventures	1,061,939	618,523
Total assets	$7,081,428	$4,637,096

LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS’ EQUITY:

Mortgage notes payable:
Related parties	$147,932	$141,782
Others	2,998,073	2,195,338
Total	3,146,005	2,337,120
Bank and other notes payable	2,138,000	893,000
Accounts payable and accrued expenses	59,245	47,755
Due to affiliates	2,166	—
Other accrued liabilities	226,354	123,081
Preferred stock dividend payable	4,565	2,358
Total liabilities	5,576,335	3,403,314
Minority interest	305,031	221,315
Class A participating convertible preferred units	212,668	—
Class A non-participating convertible preferred units	21,501	—
Commitments and contingencies (Note 9)
Series A cumulative convertible redeemable preferred stock, $.01 par value, 3,627,131 shares authorized, issued and outstanding at June 30, 2005 and December 31, 2004	98,934	98,934
Common stockholders’ equity:
Common stock, $.01 par value, 145,000,000 shares authorized, 59,127,532 and 58,785,694 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	591	586
Additional paid-in capital	1,043,302	1,029,940
Accumulated deficit	(155,313)	(103,489)
Accumulated other comprehensive income	1,115	1,092
Unamortized restricted stock	(22,736)	(14,596)
Total common stockholders’ equity	866,959	913,533
Total liabilities, preferred stock and common stockholders’ equity	$7,081,428	$4,637,096

The accompanying notes are an integral part of these financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
REVENUES:
Minimum rents	$207,968	$150,553
Percentage rents	5,830	4,708
Tenant recoveries	101,488	80,191
Management Companies	11,441	10,014
Other	11,036	8,613
Total revenues	337,763	254,079
EXPENSES:
Shopping center and operating expenses	106,521	78,326
Management Companies’ operating expenses	23,338	19,150
REIT general and administrative expenses	6,517	5,294
	136,376	102,770
Interest expense:
Related parties	4,392	2,269
Others	99,883	65,772
Total interest expense	104,275	68,041

Depreciation and amortization	90,413	67,177
Equity in income of unconsolidated joint ventures	27,584	28,160
Loss on early extinguishment of debt	—	(405)
Gain on sale of assets	1,281	793
Income from continuing operations	35,564	44,639
Discontinued operations:
Gain on sale of assets	182	301
Income from discontinued operations	1,745	3,185
Total from discontinued operations	1,927	3,486
Income before minority interest	37,491	48,125
Less: Minority interest	5,679	8,470
Net income	31,812	39,655
Less: Preferred dividends	6,923	4,425
Net income available to common stockholders	$24,889	$35,230
Earnings per common share - basic:
Income from continuing operations	$0.39	$0.55
Discontinued operations	0.03	0.05
Net income per share available to common stockholders	$0.42	$0.60

Weighted average number of common shares outstanding - basic	58,984,000	58,354,000

Earnings per common share - diluted:
Income from continuing operations	$0.39	$0.55
Discontinued operations	0.03	0.05
Net income per share available to common stockholders	$0.42	$0.60
Weighted average number of common shares outstanding - diluted	73,452,000	72,966,000

The accompanying notes are an integral part of these financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2005	2004
REVENUES:
Minimum rents	$114,933	$77,449
Percentage rents	3,057	2,309
Tenant recoveries	56,273	40,146
Management Companies	6,164	5,411
Other	5,957	4,744
Total revenues	186,384	130,059
EXPENSES:
Shopping center and operating expenses	58,725	39,475
Management Companies’ operating expenses	12,800	12,000
REIT general and administrative expenses	3,865	2,271
	75,390	53,746
Interest expense:
Related parties	2,360	1,252
Others	59,358	33,529
Total interest expense	61,718	34,781

Depreciation and amortization	53,446	33,859
Equity in income of unconsolidated joint ventures	16,338	13,310
(Loss) gain on sale of assets	(26)	766
Income from continuing operations	12,142	21,749
Discontinued operations:
(Loss) gain on sale of assets	(115)	302
Income from discontinued operations	766	1,345
Total from discontinued operations	651	1,647
Income before minority interest	12,793	23,396
Less: Minority interest	1,480	4,070
Net income	11,313	19,326
Less: Preferred dividends	4,566	2,213
Net income available to common stockholders	$6,747	$17,113
Earnings per common share - basic:
Income from continuing operations	$0.10	$0.27
Discontinued operations	0.01	0.02
Net income per share available to common stockholders	$0.11	$0.29

Weighted average number of common shares outstanding - basic	59,099,000	58,612,000

Earnings per common share - diluted:
Income from continuing operations	$0.10	$0.27
Discontinued operations	0.01	0.02
Net income per share available to common stockholders	$0.11	$0.29
Weighted average number of common shares outstanding - diluted	73,616,000	73,202,000

The accompanying notes are an integral part of these financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

(Unaudited)

	Common Stock (# of shares)	Common Stock Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Unamortized Restricted Stock	Total Common Stockholders’ Equity

Balance December 31, 2004	58,785,694	$586	$1,029,940	$(103,489)	$1,092	$(14,596)	$913,533

Comprehensive income:

Net income				31,812			31,812

Reclassification of deferred losses					668		668

Interest rate swap agreement					(645)		(645)

Total comprehensive income				31,812	23		31,835

Issuance of restricted stock	260,898	3	13,898				13,901

Unvested restricted stock	(260,898)	(3)				(13,898)	(13,901)

Restricted stock vested in 2005	232,295	3				5,758	5,761

Exercise of stock options	39,543	—	808	—	—	—	808

Distributions paid $(1.30) per share				(76,713)			(76,713)

Preferred dividends				(6,923)			(6,923)

Conversion of OP Units to common stock	70,000	2	1,396				1,398

Adjustment to reflect minority interest on a pro rata basis according to period end ownership percentage of Operating Partnership			(2,740)				(2,740)

Balance June 30, 2005	59,127,532	$591	$1,043,302	$(155,313)	$1,115	$(22,736)	$866,959

The accompanying notes are an integral part of these financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income-available to common stockholders	$24,889	$35,230
Preferred dividends	6,923	4,425
Net income	31,812	39,655
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt	—	405
Gain on sale of assets	(1,464)	(1,094)
Depreciation and amortization	91,823	69,612
Amortization of net premium on trust deed notes payable	(3,369)	(963)
Minority interest	5,679	8,470
Equity in income of unconsolidated joint ventures	(27,584)	(28,160)
Distributions on investment from unconsolidated joint ventures	3,072	6,744
Changes in assets and liabilities, net of acquisitions:
Tenant receivables, net	7,036	2,665
Other assets	(995)	(2,958)
Accounts payable and accrued expenses	(9,736)	(3,284)
Due to affiliates	(7,854)	(1,242)
Other accrued liabilities	(662)	(1,452)
Total adjustments	55,946	48,743
Net cash provided by operating activities	87,758	88,398
Cash flows from investing activities:
Acquisitions of property and property improvements	(5,678)	(33,252)
Development, redevelopment and expansion of centers	(28,976)	(81,355)
Renovations of centers	(10,679)	(12,337)
Tenant allowances	(11,122)	(3,544)
Deferred leasing charges	(10,439)	(7,895)
Distributions of investment from unconsolidated joint ventures	102,176	27,272
Contributions to joint ventures	(44,919)	(449)
Acquisitions of joint ventures	(32,479)	(36,538)
Repayments from unconsolidated joint ventures	166	3,528
Proceeds from sale of assets	7,158	457
Restricted cash	(4,272)	279
Net cash used in investing activities	(39,064)	(143,834)
Cash flows from financing activities:
Proceeds from mortgages and notes payable	168,801	324,418
Payments on mortgages and notes payable	(119,592)	(140,707)
Deferred financing costs	(1,331)	(218)
Exercise of common stock options	808	7,151
Dividends and distributions	(91,001)	(84,282)
Dividends to preferred stockholders	(4,715)	(4,425)
Net cash (used in) provided by financing activities	(47,030)	101,937
Net increase in cash	1,664	46,501
Cash and cash equivalents, beginning of period	72,114	40,634
Cash and cash equivalents, end of period	$73,778	$87,135
Supplemental cash flow information:
Cash payment for interest, net of amounts capitalized	$98,731	$64,763
Non-cash transactions:
Acquisition of property by issuance of bank notes payable	$1,198,503	$—
Acquisition of property by assumption of debt	$809,080	$—
Acquisition of property by issuance of convertible preferred units and common units	$239,984	$—

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

A reclassification has been made to the 2004 Consolidated Statements of Cash Flows to reclassify $6,744 of distributions from joint ventures from investing activities into net cash provided from operating activities as a return on investment of joint ventures.

All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”):

The Company adopted Statement of Financial Accounting Standards, SFAS No. 144.  The Company sold the Westbar property on December 16, 2004, and the results for the period January 1, 2004 to June 30, 2004 have been reclassified to discontinued operations. The sale of Westbar resulted in a gain on sale of asset of $6,835. Total revenues associated with Westbar were approximately $2,363 for the period January 1, 2004 to June 30, 2004.  On January 5, 2005, the Company sold Arizona Lifestyle Galleries.  The sale of this property resulted in a gain on sale of $297 and the impact on the results for the three and six month periods ended June 30, 2004 were insignificant.

Additionally, the results of Crossroads Mall in Oklahoma for the six and three months ending June 30, 2005 and 2004 have been reclassified to discontinued operations. The Company has identified this asset for disposition. Total revenues associated with Crossroads Mall were approximately $5,536 and $2,700 for the six and three months ended June 30, 2005, respectively.  Total revenues associated with Crossroads Mall were approximately $5,662 and $2,803 for the six and three months ended June 30, 2004, respectively.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised), “Share-Based Payment” (“SFAS 123(R)”). SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. The new standard became effective in the first reporting period ending after December 15, 2005. The adoption of this statement does not have a material effect on the Company’s results of operations or financial condition.

In December 2004, the FASB issued Statement No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets—an amendment of Accounting Principle Board (“APB”) Opinion No. 29.” The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 will be effective in the first reporting period ending after June 15, 2005. The adoption of this statement does not have a material effect on the Company’s results of operations or financial condition.

On February 7, 2005, the Securities and Exchange Commission (“SEC”) staff published certain views concerning the accounting by lessees for leasehold improvements, rent holidays, lessor funding of lessee expenditures and other tenant inducements. Although the application of these views to lessors was not specified by the SEC and a formal accounting standard modifying existing practice on these items has not been issued or proposed, the Company has conducted a detailed evaluation of its accounting relative to such items. The Company believes that its leases with its tenants that provide that leasehold improvements that the Company funds represent fixed assets that the Company owns and controls and that leases with such arrangements are properly accounted for as commencing at the completion of construction of such assets. On tenant leases that do not provide for landlord funding but rather provide for tenant funded construction and furnishing of the leased premises prior to the formal commencement of the lease, the Company has concluded that the cumulative incremental straight-line rental revenue that would have been recognized on such leases if it had commenced with the turn-over of such space rather than the lease-specified commencement date to be immaterial to previous periods. Beginning on January 1, 2005, the Company began recognizing straight-line rental revenue on this accelerated basis for all new leases. This is not expected to have a material effect on future periods and will have no effect on periodic or cumulative cash flows to be received pursuant to a tenant lease.

In June 2005, a consensus was reached by FASB related to Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, controls a Limited Partnership or Similar Entity When the Limited Partners have Certain Rights.”  Effective for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified, the guidance in this Issue is effective after June 29, 2005.  For general partners in all other limited partnerships, the guidance in this Issue is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005, and that application of either one of two transition methods described in the Issue would be acceptable.  This adoption of this Issue is not expected to have a material effect on the Company’s results of operations or financial condition.

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

In accordance with SFAS No. 133—”Accounting for Derivative Instruments and Hedging Activities”, the Company recognizes all derivatives in the consolidated financial statements and measures the derivatives at fair value. The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk. The Company requires that hedging derivative instruments are effective in reducing the risk exposure that they are designated to hedge. For derivative instruments associated with the hedge of an anticipated transaction, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Any instrument that meets these cash flow hedging criteria, and other criteria required by SFAS No. 133, is formally designated as a hedge at the inception of the derivative contract. When the terms of an underlying transaction are modified resulting in some ineffectiveness, the portion of the change in the derivative fair value related to ineffectiveness from period to period will be included in net income. If any derivative instrument used for risk management does not meet the hedging criteria, it is marked-to-market each period, however, generally the Company intends for its derivative transactions to meet all the hedge criteria and qualify as hedges.

On an ongoing quarterly basis, the Company adjusts its balance sheet to reflect the current fair value of its derivatives. Changes in the fair value of derivatives are recorded each period in income or comprehensive income, depending on whether the derivative is designated and effective as part of a hedged transaction. For derivatives that do not meet the cash flow hedging criteria, the Company reflects those on the balance sheet quarterly at fair value with the difference being reflected in income. To the extent that the change in value of a derivative does not perfectly offset the change in value of the instrument being hedged, the ineffective portion of the hedge is immediately recognized in income. There were no ineffective portions during the six and three months ended June 30, 2005 or 2004.  Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to income. This reclassification occurs when the hedged items are also recognized in income. The Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.

To determine the fair value of derivative instruments, the Company uses standard market conventions and techniques such as discounted cash flow analysis, option pricing models, and termination cost at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

Interest rate cap agreements are purchased by the Company from third parties to hedge the risk of interest rate increases on some of the Company’s variable rate debt. Payments received as a result of the cap agreements are recorded as a reduction of interest expense. The fair value of the cap agreements are included in deferred charges. The fair value of these caps will vary with fluctuations in interest rates. The Company will be exposed to credit loss in the event of nonperformance by the counter parties to the financial instruments; however, management does not anticipate nonperformance by the counter parties.

As of June 30, 2005 and December 31, 2004, the Company had $3,441 and $4,109 reflected in other comprehensive income related to treasury rate locks settled in prior years, respectively. The Company reclassified $668 and $338 for the six and three months ended June 30, 2005 and 2004, respectively, related to treasury rate lock transactions settled in prior years from accumulated other comprehensive income to earnings. It is anticipated that an additional $660 will be reclassified during the remainder of 2005. Additionally, the Company recorded other comprehensive (loss) income of ($645) and $2,050 related to the mark to market of interest rate swap agreements for the six months ended June 30, 2005 and 2004, respectively. The Company recorded other comprehensive (loss) income of ($913) and $3,570 for the three months ended June 30, 2005 and 2004, respectively.  The amount of other comprehensive income expected for the remainder of 2005 from these interest rate caps and interest rate swap agreements are entirely dependent on interest rates and cannot be estimated. The interest rate caps and interest rate swap transactions are described below.

The $250,000 variable rate debt maturing in 2007 (See—Note 7) has an interest rate swap agreement which effectively fixed the interest rate at 4.45% from November 2003 to October 13, 2005. The fair value of this swap agreement is reflected in other comprehensive income and the fair value at June 30, 2005 and December 31, 2004 was $1,094 and $1,831, respectively.

The Company has an interest rate cap with a notional amount of $30,000 on its loan at La Cumbre Plaza (See—Note 6). This interest rate cap prevents the interest rate from exceeding 7.12%. The fair value of this cap agreement at June 30, 2005 and December 31, 2004 was zero.

The Company has an interest rate cap with a notional amount of $92,000 on its $108,000 loan on The Oaks (See—Note 6). This interest rate cap prevents the interest rate from exceeding 7.10%. The fair value of this cap agreement at June 30, 2005 and December 31, 2004 was zero.

The Company’s East Mesa Land and Superstition Springs joint venture have an interest rate swap which converts $12,800 of variable rate debt with a weighted average interest rate of 3.97% to a fixed rate of 5.39%.  The fair value of this swap agreement is reflected in other comprehensive income and the Company’s share of the fair value at June 30, 2005 and December 31, 2004 was $29 and $82 respectively.

The Company’s Metrocenter joint venture has an interest rate swap agreement which effectively converts the Company’s $16,800 share of variable rate debt to a fixed interest rate of 4.80% from January 2005 to February 2008.  The fair value of this swap agreement is reflected in other comprehensive income and the Company’s share of the fair value of this swap agreement at June 30, 2005 and December 31, 2004 was $38 and $0, respectively.

Earnings Per Share (“EPS”)

The computation of basic earnings per share is based on net income and the weighted average number of common shares outstanding for the six and three months ending June 30, 2005 and 2004.  The computation of diluted earnings per share does not include the effect of outstanding restricted stock issued under the employee and director stock incentive plans or convertible preferred stock as they are antidilutive using the treasury method.  The OP units not held by the Company have been included in the diluted EPS calculation since they are redeemable on a one-for-one basis for shares of common stock.  The following table computes the basic and diluted earnings per share calculation:

	For the six months ended June 30,
	2005			2004
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(In thousands, except per share data)			(In thousands, except per share data)

Net income	$31,812			$39,655
Less: Preferred stock dividends	6,923			4,425

Basic EPS:
Net income available to common stockholders	24,889	58,984	0.42	35,230	58,354	0.60

Diluted EPS:
Conversion of OP units	5,679	14,105		8,470	14,215
Employee stock options	—	363		—	397
Convertible preferred stock	n/a - antidilutive for EPS			n/a - antidilutive for EPS

Net income available to common stockholders	$30,568	73,452	$0.42	$43,700	72,966	$0.60

	For the three months ended June 30,
	2005			2004
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(In thousands, except per share data)			(In thousands, except per share data)

Net income	$11,313			$19,326
Less: Preferred stock dividends	4,566			2,213

Basic EPS:
Net income available to common stockholders	6,747	59,099	0.11	17,113	58,612	0.29

Diluted EPS:
Conversion of OP units	1,480	14,136		4,070	14,215
Employee stock options	—	381		—	375
Convertible preferred stock	n/a - antidilutive for EPS			n/a - antidilutive for EPS

Net income available to common stockholders	$8,227	73,616	$0.11	$21,183	73,202	$0.29

The minority interest as reflected in the Company’s consolidated statements of operations has been allocated for EPS calculations as follows:

	For the six months
	ended June 30,
	2005	2004
Income from continuing operations	$5,309	$7,788
Discontinued operations:
Gain on sale of assets	35	59
Income from discontinued operations	335	623
Total	$5,679	$8,470

	For the three months
	ended June 30,
	2005	2004
Income from continuing operations	$1,355	$3,749
Discontinued operations:
(Loss) gain on sale of assets	(22)	59
Income from discontinued operations	147	262
Total	$1,480	$4,070

2.              Organization:

The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community shopping centers located throughout the United States.  The Company was organized as a Maryland corporation in September 1993.

The Company is the sole general partner of, and owns or has a majority of the ownership interests in the Operating Partnership.  As of June 30, 2005, the Operating Partnership owned or had an ownership interest in 76 regional shopping centers, 20 community shopping centers and 2 development/redevelopment projects aggregating approximately 78 million square feet of gross leasable area (“GLA”).  These 98 regional, community and redevelopment and development shopping centers are referred to hereinafter as the “Centers”, unless the context otherwise requires.

The Company is a self-administered and self-managed real estate investment trust (“REIT”) and conducts all of its operations through the Operating Partnership and the Company’s management companies, Macerich Property Management Company, LLC, a single-member Delaware limited liability company, Macerich Management Company, a California corporation (“MMC”), Westcor Partners, LLC, a single member Arizona limited liability company, Macerich Westcor Management, LLC, a single member Delaware limited liability company and Westcor Partners of Colorado, LLC, a Colorado limited liability company.  As part of the Wilmorite closing (See Note 11-Wilmorite Acquisition), the Company acquired  MACW Mall Management, Inc., a New York corporation and MACW Property Management, LLC, a New York limited liability company.  These two management companies are collectively referred to herein as the “Wilmorite Management Companies.”  The three Westcor management companies are collectively referred to herein as the “Westcor Management Companies.”  All seven of the management companies are collectively referred to herein as the “Management Companies”.

The Company was organized to qualify as a REIT under the Internal Revenue Code of 1986, as amended.  As of June 30, 2005, the 19% limited partnership interest of the Operating Partnership not owned by the Company is reflected in these financial statements as minority interest.

3.              Investments in Unconsolidated Joint Ventures:

The following are the Company’s investments in unconsolidated joint ventures.  The Operating Partnership’s interest in each joint venture property as of June 30, 2005 is as follows:

Joint Venture	Partnership’s Ownership%
Biltmore Shopping Center Partners LLC	50%
Corte Madera Village, LLC	50.1%
PHX AZ/Kierland Commons LLC	24.5%
Macerich Northwestern Associates	50%
Metrorising AMS Holding LLC	15%
NorthPark Partners, LP	50%
NorthPark Land Partners, LP	50%
Pacific Premier Retail Trust	51%
SDG Macerich Properties, L.P.	50%
Tysons Corner Holdings LLC	50%
Tysons Corner Property LLC	50%
WM Inland Investors IV, L.L.C.	50%
WM Ridgmar, L.P.	50%
West Acres Development, LLP	19%

Westcor Joint Ventures:
Regional Malls:

East Mesa Mall, L.L.C.—Superstition Springs Center	33.3%
New River Associates—Arrowhead Towne Center	33.3%
Scottsdale Fashion Square Partnership	50%
Desert Sky Mall—Tenants in Common	50%

Other Properties/Affiliated Companies:
Camelback Colonnade Associates Limited Partnership	75%
Chandler Festival SPE, LLC	50%
Chandler Gateway SPE, LLC	50%
Chandler Village Center, LLC	50%
Coolidge Holding LLC	37.5%
East Mesa Land, L.L.C.	50%
Jaren Associates #4	12.5%
Lee West, LLC	50%
Promenade Associates, L.L.C.	50%
Propcor Associates	25%
Propcor II Associates, LLC—Boulevard Shops	50%
Russ Lyon Realty/Westcor Venture I	50%
SanTan Village Phase 2, LLC	37.5%
Westcor/Gilbert, L.L.C.	50%
Westcor/Goodyear, L.L.C.	50%
Westlinc Associates—Hilton Village	50%
Westpen Associates	50%
Westcor/Queen Creek LLC	37.5%
Westcor/Surprise LLC	33.3%

The Company accounts for its unconsolidated joint ventures using the equity method of accounting.

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

On May 11, 2004, the Company, in a 50/50 joint venture with a private mall owner, acquired NorthPark Center, a 1.3 million square foot regional mall in Dallas, Texas.  The Company’s initial investment in the property was $30,005 which was funded by borrowings under the Company’s line of credit.  In addition, the Company assumed a pro rata share of debt of $86,599 and funded an additional $45,000 post-closing.  As of June 30, 2005, the Company’s total investment in the property was $75,005.  The results below of NorthPark Center are included for the period subsequent to its date of acquisition.

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

On January 21, 2005, the Company formed a 50/50 joint venture with a private investment company. The joint venture acquired a 49% interest in Kierland Commons, a 320,000 square foot mixed use center in Phoenix, Arizona. The joint venture’s purchase price for the interest in the center was $49,000. The Company assumed its share of the underlying property debt and funded the remainder of its share of the purchase price by cash and borrowings under the Company’s line of credit.  The results below of Kierland Commons are included for the period subsequent to its date of acquisition.

On April 8, 2005, the Company in a 50/50 joint venture with an affiliate of Walton Street Capital, LLC, acquired Ridgmar Mall, a 1.3 million square foot super-regional mall in Fort Worth, Texas.  The total purchase price was $71,075 and concurrently with the transaction, the joint venture placed a $57,400 fixed rate loan of 6.0725% on the property.  The balance of the Company’s prorata share of the purchase price was funded by borrowings under the Company’s line of credit.  The results below of Ridgmar Mall are included for the period subsequent to its date of acquisition.

On April 25, 2005, as part of the Wilmorite acquisition (See Note 11 – Wilmorite Acquisition), the Company became a 50% joint venture partner in Tysons Corner, a 2.2 million super-regional mall in McLean, Virginia.  The results below of Tysons Corner are included for the period subsequent to its date of acquisition.

Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.

COMBINED AND CONDENSED BALANCE SHEETS OF UNCONSOLIDATED JOINT VENTURES

	June 30, 2005	December 31, 2004
Assets:
Properties, net	$3,985,383	$3,076,115
Other assets	317,150	214,526
Total assets	$4,302,533	$3,290,641
Liabilities and partners’ capital:
Mortgage notes payable(1)	$2,980,341	$2,326,198
Other liabilities	146,428	85,956
The Company’s capital(2)	601,403	455,669
Outside partners’ capital	574,361	422,818
Total liabilities and partners’ capital	$4,302,533	$3,290,641

COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES, CONTINUED:

(1)       Certain joint ventures have debt that could become recourse debt to the Company in excess of its pro rata share should the joint venture be unable to discharge the obligations of the related debt. As of June 30, 2005 and December 31, 2004, a total of $20,918 and $24,168 could become recourse debt to the Company, respectively.

(2)       The Company’s investment in joint ventures is $460,536 and $162,854 more than the underlying equity as reflected in the joint ventures’ financial statements as of June 30, 2005 and December 31, 2004, respectively. This represents the difference between the cost of the investment and the book value of the underlying equity of the joint venture. The Company is amortizing this difference into income on a straight-line basis, consistent with the depreciable lives on property.

	Six Months Ended June 30, 2005
	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Westcor Joint Ventures	Other Joint Ventures	Total

Revenues:
Minimum rents	$45,820	$56,865	$43,928	$51,217	$197,830
Percentage rents	1,860	2,306	1,014	1,989	7,169
Tenant recoveries	22,313	20,271	18,917	25,910	87,411
Other	2,504	1,903	2,204	5,500	12,111

Total revenues	72,497	81,345	66,063	84,616	304,521

Expenses:
Shopping center and operating expenses	28,267	23,271	21,969	32,890	106,397
Interest expense	16,823	24,128	16,721	21,560	79,232
Depreciation and amortization	14,387	13,894	16,519	16,279	61,079
Total operating expenses	59,477	61,293	55,209	70,729	246,708

Gain on sale of assets	—	—	1,459	—	1,459
Net income	$13,020	$20,052	$12,313	$13,887	$59,272
Company’s equity in income of unconsolidated joint ventures	$6,510	$10,211	$4,679	$6,184	$27,584

	Six Months Ended June 30, 2004
	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Westcor Joint Ventures	Other Joint Ventures	Total

Revenues:
Minimum rents	$44,931	$54,211	$44,091	$25,447	$168,680
Percentage rents	1,891	2,018	566	1,128	5,603
Tenant recoveries	23,077	21,418	19,147	11,275	74,917
Other	1,305	1,330	4,539	874	8,048

Total revenues	71,204	78,977	68,343	38,724	257,248

Expenses:
Shopping center and operating expenses	28,399	23,177	22,952	16,509	91,037
Interest expense	13,915	23,373	17,697	9,596	64,581
Depreciation and amortization	14,420	13,093	13,481	7,308	48,302
Total operating expenses	56,734	59,643	54,130	33,413	203,920

Gain on sale of assets	—	—	6,789	—	6,789
Net income	$14,470	$19,334	$21,002	$5,311	$60,117
Company’s equity in income of unconsolidated joint ventures	$7,235	$9,833	$8,364	$2,728	$28,160

COMBINED STATEMENTS OF OPERATIONS OF JOINT VENTURES

	Three Months Ended June 30, 2005
	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Westcor Joint Ventures	Other Joint Ventures	Total

Revenues:
Minimum rents	$22,864	$28,295	$22,312	$31,166	$104,637
Percentage rents	655	1,027	461	1,105	3,248
Tenant recoveries	11,222	9,852	9,614	16,406	47,094
Other	1,084	978	1,170	2,997	6,229

Total revenues	35,825	40,152	33,557	51,674	161,208

Expenses:
Shopping center and operating expenses	13,632	11,535	11,489	19,452	56,108
Interest expense	8,219	12,832	8,329	13,304	42,684
Depreciation and amortization	7,198	7,080	6,913	10,164	31,355
Total operating expenses	29,049	31,447	26,731	42,920	130,147

Gain on sale of assets	—	—	579	—	579
Net income	$6,776	$8,705	$7,405	$8,754	$31,640
Company’s equity in income of unconsolidated joint ventures	$3,388	$4,425	$4,570	$3,955	$16,338

	Three Months Ended June 30, 2004
	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Westcor Joint Ventures	Other Joint Ventures	Total

Revenues:
Minimum rents	$22,377	$27,325	$22,267	$14,517	$86,486
Percentage rents	498	823	445	745	2,511
Tenant recoveries	11,406	11,134	9,212	6,330	38,082
Other	551	698	991	567	2,807

Total revenues	34,832	39,980	32,915	22,159	129,886

Expenses:
Shopping center and operating expenses	13,962	12,217	11,441	10,652	48,272
Interest expense	6,993	11,631	8,855	4,922	32,401
Depreciation and amortization	7,402	6,709	6,734	3,683	24,528
Total operating expenses	28,357	30,557	27,030	19,257	105,201

Gain on sale of assets	—	—	1,348	—	1,348
Net income	$6,475	$9,423	$7,233	$2,902	$26,033
Company’s equity in income of unconsolidated joint ventures	$3,237	$4,793	$3,465	$1,815	$13,310

Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life (“NML”) of $140,691 and $143,364 as of June 30, 2005 and December 31, 2004, respectively.  NML is considered a related party because it is a joint venture partner with the Company in Macerich Northwestern Associates.  Interest expense incurred on these borrowings amounted to $4,725 and $2,377 for the six and three months ended June 30, 2005, respectively, and $4,923 and $2,452 for the six and three months ended June 30, 2004, respectively.

4.              Property:

Property consists of the following:

	June 30, 2005	December 31, 2004
Land	$1,082,226	$642,392
Building improvements	4,564,094	3,213,355
Tenant improvements	205,985	140,893
Equipment and furnishings	67,978	64,907
Construction in progress	113,170	88,229
	6,033,453	4,149,776
Less, accumulated depreciation	(640,759)	(575,223)
	$5,392,694	$3,574,553

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

During the six months ended June 30, 2005, the Company had land sales of $1,308.  No land sales occurred in the three months ended June 30, 2005.

Additionally, the above schedule includes the acquisition of Wilmorite (See Note 11 – Wilmorite Acquisition).

5.              Deferred Charges And Other Assets:

Deferred charges and other assets are summarized as follows:

	June 30, 2005	December 31, 2004
Leasing	$104,764	$93,869
Financing	38,670	29,410
Intangibles resulting from SFAS 141 allocations
In-place lease values	219,905	146,455
Leasing commissions and legal costs	37,218	12,617
	400,557	282,351
Less, accumulated amortization	(108,221)	(86,298)
	292,336	196,053
Other assets	124,114	84,641
	$416,450	$280,694

6.              Mortgage Notes Payable:

Mortgage notes payable at June 30, 2005 and December 31, 2004 consist of the following:

	Carrying Amount of Notes(1)
	2005		2004
Property Pledged as Collateral	Other	Related Party	Other	Related Party	Interest Rate	Payment Terms		Maturity Date
Borgata	$15,682	—	$15,941	—	5.39%	11	(a)	2007
Capitola Mall	—	$43,314	—	$44,038	7.13%	380	(a)	2011
Carmel Plaza	27,246	—	27,426	—	8.18%	202	(a)	2009
Chandler Fashion Center	177,268	—	178,646	—	5.48%	1,043	(a)	2012
Chesterfield Towne Center	59,103	—	59,696	—	9.07%	548	(b)	2024
Citadel	65,007	—	65,911	—	7.20%	554	(a)	2008
Danbury Fair Mall	192,210	—	—	—	4.64%	1,225	(a)	2011
Eastview Commons	9,555	—	—	—	5.46%	66	(a)	2010
Eastview Mall	105,545	—	—	—	5.10%	592	(a)	2014
Fiesta Mall	84,000	—	84,000	—	4.88%	interest only		2015
Flagstaff Mall	13,316	—	13,668	—	5.39%	121	(a)	2006
FlatIron Crossing	195,698	—	197,170	—	5.23%	1,102	(a)	2013
Freehold Raceway Mall	191,928	—	—	—	4.68%	1,184	(a)	2011
Fresno Fashion Fair	65,976	—	66,415	—	6.52%	437	(a)	2008
Great Northern Mall	41,873	—	—	—	5.19%	234	(a)	2013
Greece Ridge Center (c)	72,360	—	—	—	7.20%	interest only		2005
Greeley Mall	29,117	—	29,382	—	6.18%	197	(a)	2013
La Cumbre Plaza(d)	30,000	—	30,000	—	4.10%	interest only		2007
La Encantada(e)	44,850	—	42,648	—	5.16%	interest only		2005
Marketplace Mall	42,062	—	—	—	5.30%	267	(a)	2017
Northridge Mall(f)	84,479	—	85,000	—	4.84%	453	(a)	2009
Northwest Arkansas Mall	55,202	—	55,937	—	7.33%	434	(a)	2009
Oaks, The (g)	108,000	—	108,000	—	3.96%	interest only		2006
Pacific View	92,117	—	92,703	—	7.16%	648	(a)	2011
Panorama Mall(h)	32,250	—	32,250	—	4.90%	87	(a)	2005
Paradise Valley Mall	77,872	—	78,797	—	5.39%	506	(a)	2007
Paradise Valley Mall	23,456	—	23,870	—	5.89%	183	(a)	2009
Pittsford Plaza	26,365	—	—	—	5.02%	159	(a)	2013
Prescott Gateway(i)	35,280	—	35,280	—	4.59%	interest only		2007
Paradise Village Ground Leases	7,328	—	7,463	—	5.39%	56	(a)	2006
Queens Center	94,128	—	94,792	—	6.88%	633	(a)	2009
Queens Center(j)	104,618	104,618	97,743	97,744	5.61%	interest only		2013
Rimrock Mall	44,306	—	44,571	—	7.45%	320	(a)	2011
Rotterdam Square(k)	9,743	—	—	—	4.94%	interest only		2006
Salisbury, Center at(l)	79,875	—	79,875	—	4.75%	interest only		2006
Santa Monica Place	81,505	—	81,958	—	7.70%	606	(a)	2010
Scottsdale 101/Associates(m)	39,408	—	38,056	—	5.21%	interest only		2006
Shoppingtown Mall	48,506	—	—	—	5.01%	319	(a)	2011
South Plains Mall	60,970	—	61,377	—	8.22%	454	(a)	2009
South Towne Center	64,000	—	64,000	—	6.61%	interest only		2008
Towne Mall	15,932	—	—	—	4.99%	100	(a)	2012
Valley View Center	51,000	—	51,000	—	7.89%	interest only		2006
Victor Valley, Mall of	54,167	—	54,729	—	4.60%	304	(a)	2008
Village Center	7,064	—	7,248	—	5.39%	62	(a)	2006
Village Crossroads	4,583	—	4,695	—	4.81%	37	(a)	2005
Village Fair North	11,674	—	11,823	—	5.89%	82	(a)	2008
Village Plaza	5,170	—	5,316	—	5.39%	47	(a)	2006
Village Square I & II	4,538	—	4,659	—	5.39%	41	(a)	2006
Vintage Faire Mall	66,692	—	67,101	—	7.89%	508	(a)	2010
Westside Pavilion	95,553	—	96,192	—	6.67%	628	(a)	2008
Wilton Mall	49,496	—	—	—	4.79%	349	(a)	2009
Total	$2,998,073	$147,932	$2,195,338	$141,782

(1)          The mortgage notes payable balances include the unamortized debt premium (discount).  These debt premium (discount) represent the excess of the fair value of debt over the principal value of debt assumed in various acquisitions subsequent to March 1994 (with interest rates ranging from 3.81% to 7.98%). The debt premium (discount) is amortized into interest expense over the term of the related debt in a manner which approximates the effective interest method.

The debt premium (discount) as of June 30, 2005 and December 31, 2004 consist of the following:

	2005	2004
Borgata	$684	$831
Danbury Fair Mall	23,993	—
Eastview Commons	1,081	—
Eastview Mall	2,442	—
Flagstaff Mall	166	308
Freehold Raceway Mall	20,969	—
Great Northern Mall	(232)	—
Marketplace Mall	2,058	—
Paradise Valley Mall	1,182	1,576
Paradise Valley Mall	1,124	1,271
Paradise Village Ground Leases	91	152
Pittsford Plaza	1,277	—
Shoppingtown Mall	6,442	—
Towne Mall	700	—
Victor Valley, Mall of	861	1,022
Village Center	104	174
Village Crossroads	22	88
Village Fair North	291	340
Village Plaza	206	284
Village Square I and II	54	101
Wilton Mall	6,400	—
Total	$69,915	$6,147

(a)                 This represents the monthly payment of principal and interest.

(b)                 This amount represents the monthly payment of principal and interest. In addition, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property’s gross receipts (as defined in the loan agreement) exceeds a base amount specified therein. Contingent interest expense recognized by the Company was $330 and $131 for the six and three months ended June 30, 2005, respectively. Contingent interest expense recognized by the Company was $256 and $123 for the six and three months ended June 30, 2004, respectively.

(c)                  This loan is an interest only loan bearing interest at LIBOR plus 2.65%.  At June 30, 2005, the total interest rate was 7.20%.

(d)                 Concurrent with the acquisition of this property, the Company placed a $30,000 floating rate loan with an initial interest rate of 2.29%.  The interest rate is based on LIBOR plus 0.88%.  The loan matures August 1, 2007 with two one-year extensions through August 1, 2009.  At June 30, 2005 and December 31, 2004 the total interest rate was 4.10% and 3.28%, respectively.  This variable rate debt is covered by an interest rate cap agreement over the loan term which effectively prevents the interest rate from exceeding 7.12%.

(e)                  This represents a construction loan which shall not exceed $51,000 bearing interest at LIBOR plus 2.0%. At June 30, 2005 and December 31, 2004, the total interest rate was 5.16% and 4.03%, respectively.

(f)                     On June 30, 2004, the Company placed a new $85,000 loan maturing in 2009.  The loan floated at LIBOR plus 2.0% for six months and then converted to a fixed rate loan at 4.94%.  The effective interest rate over the entire term is 4.84%.

(g)                 Concurrent with the acquisition of the mall, the Company placed a $108,000 loan bearing interest at LIBOR plus 1.15% and maturing July 1, 2004 with three consecutive one year options. $92,000 of the loan is at LIBOR plus 0.7% and $16,000 is at LIBOR plus 3.75%. In June 2005, the Company extended the loan maturity to July 2006. This variable rate debt is covered by an interest rate cap agreement over the loan term which effectively prevents the LIBOR interest rate from exceeding 7.10%. At June 30, 2005 and December 31, 2004, the total weighted average interest rate was 3.96% and 2.64%, respectively.

(h)                 This loan bears interest at LIBOR plus 1.65%.

(i)                    This represented a construction loan which was not to exceed $46,300 and bore interest at LIBOR plus 2.25%.  Effective February 18, 2004, the loan commitment was reduced to $44,320. On July 31, 2004, this construction loan matured and was replaced with a three-year loan, plus two one-year extension options at LIBOR plus 1.65%.  At June 30, 2005 and December 31, 2004, the total interest rate was 4.59% and 3.63%, respectively.

(j)                     This represents a $225,000 construction loan bearing interest at LIBOR plus 2.50%. The loan converts to a permanent fixed rate loan at 7%, subject to certain conditions including completion and stabilization of the expansion and redevelopment project. As of June 30, 2005 and December 31, 2004, the total interest rate was 5.61% and 4.78%, respectively. NML is the lender for 50% of the construction loan. The funds advanced by NML is considered related party debt as they are a joint venture partner with the Company in Macerich Northwestern Associates.

(k)                 This loan bears interest at LIBOR plus 1.75%.  At June 30, 2005, the total interest rate was 4.94%.

(l)                    This floating rate loan was issued on February 18, 2004.  The loan bears interest at LIBOR plus 1.375% and matures February 20, 2006 with a one-year extension option.  At June 30, 2005 and December 31, 2004, the total interest rate was 4.75% and 2.75%, respectively.

(m)               The property has a construction note payable which shall not exceed $54,000, bearing an interest rate of LIBOR plus 2.00%.  At June 30, 2005 and December 31, 2004, the total interest rate was 5.21% and 4.14%, respectively.

Certain mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

Total interest expense capitalized during the six and three months ended June 30, 2005 was $4,417 and $2,152, respectively.  Total interest expense capitalized during the six and three months ended June 30, 2004 was $6,950 and $2,915, respectively.

The fair value of mortgage notes payable is estimated to be approximately $3,285,449 and $2,479,148, at June 30, 2005 and December 31, 2004, respectively, based on current interest rates for comparable loans.

7.              Bank and Other Notes Payable:

The Company had a $425,000 revolving line of credit.  This revolving line of credit had a three-year term through July 26, 2005 with a one-year extension option.  The interest rate fluctuated from LIBOR plus 1.75% to LIBOR plus 3.00% depending on the Company’s overall leverage level.   On July 30, 2004, the Company amended and expanded the revolving line of credit to $1,000,000 and extended the maturity to July 30, 2007 plus a one-year extension.  The interest rate has been reduced to 1.50% over LIBOR based on the Company’s current leverage level.  The interest rate fluctuates from LIBOR plus 1.15% to LIBOR plus 1.70% depending on the Company’s overall leverage level.  As of June 30, 2005 and December 31, 2004, $788,000 and $643,000 of borrowings were outstanding at an average interest rate of 4.86% and 3.81%, respectively.

On May 13, 2003, the Company issued $250,000 in unsecured notes maturing in May 2007 with a one-year extension option bearing interest at LIBOR plus 2.50%.  The proceeds were used to pay down and create more availability under the Company’s line of credit.  At June 30, 2005 and December 31, 2004, $250,000 was outstanding at an interest rate of 4.45%. In October 2003, the Company entered into an interest rate swap agreement which effectively fixed the interest rate at 4.45% from November 2003 to October 13, 2005.  Concurrent with the Wilmorite closing (See Note 11 – Wilmorite Acquisition), the Company repriced these unsecured notes.  The interest rate was reduced from LIBOR plus 2.5% to LIBOR plus 1.5%.

Concurrent with the Wilmorite closing (See Note 11 – Wilmorite Acquisition), the Company obtained a five year, $450,000 term loan bearing interest at LIBOR plus 1.50% and a $650,000 acquisition loan with a term of up to two years and bearing interest initially at LIBOR plus 1.60%.  As of June 30, 2005, the entire term and acquisition loans were outstanding at interest rates of 4.59% and 4.89%, respectively.

Additionally, as of June 30, 2005 and December 31, 2004, the Company has contingent obligations of $29,126 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers.  The Company does not believe that these letters of credit will result in a liability to the Company.

8.              Related-Party Transactions:

The Company engaged MMC, certain of the Westcor Management Companies and the Wilmorite Management Companies to manage the operations of certain properties and unconsolidated joint ventures.  Under these arrangements, MMC, the Westcor Management Companies and the Wilmorite Management Companies are reimbursed for compensation paid to on-site employees, leasing agents and project managers at the Centers, as well as insurance costs and other administrative expenses.  For the six and three months ending June 30, 2005, management fees of $5,194 and $2,842 respectively, were paid to MMC by the joint ventures.  For the six and three months ending June 30, 2004, management fees of $4,614 and $2,335, respectively, were paid to MMC by the joint ventures.  For the six and three months ending June 30, 2005 management fees of $2,887 and $1,489, respectively, were paid to the Westcor Management Companies by the joint ventures.  For the six and three months ending June 30, 2004 management fees of $2,449 and $1,238, respectively, were paid to the Westcor Management Companies by the joint ventures.  For the six and three months ending June 30, 2005, $135 and $135 were paid by the joint ventures to the Wilmorite Management Companies, respectively.

Certain mortgage notes are held by one of the Company’s joint venture partners.  Interest expense in connection with these notes was $4,392 and $2,360 for the six and three months ended June 30, 2005, respectively.  Interest expense in connection with these notes was $2,535 and $1,403 for the six and three months ended June 30, 2004, respectively.  Included in accounts payable and accrued expenses is interest payable to these partners of $616 and $535 at June 30, 2005 and December 31, 2004, respectively.

As of June 30, 2005 and December 31, 2004, the Company had loans to unconsolidated joint ventures of $6,476 and $6,643, respectively.  These loans represent initial funds advanced to development stage projects prior to construction loan fundings.

Certain Company officers and affiliates have guaranteed mortgages of $21,750 at one of the Company’s joint venture properties.

9.              Commitments and Contingencies:

The Company has certain properties subject to noncancellable operating ground leases.  The leases expire at various times through 2098, subject in some cases to options to extend the terms of the lease.  Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined.  Ground rent expenses, net of amounts capitalized, were $1,878 and $1,015 for the six and three months ended June 30, 2005, respectively.  Ground rent expenses, net of amounts capitalized, were $303 and $184 for the six and three months ended June 30, 2004, respectively.  No contingent rent was incurred in either period.

Perchloroethylene (“PCE”) has been detected in soil and groundwater in the vicinity of a dry cleaning establishment at North Valley Plaza, formerly owned by a joint venture of which the Company was a 50% member.  The property was sold on December 18, 1997.  The California Department of Toxic Substances Control (“DTSC”) advised the Company in 1995 that very low levels of Dichloroethylene (“1,2 DCE”), a degradation byproduct of PCE, had been detected in a municipal water well located 1/4 mile west of the dry cleaners, and that the dry cleaning facility may have contributed to the introduction of 1,2 DCE into the water well.  According to DTSC, the maximum contaminant level (“MCL”) for 1,2 DCE which is permitted in drinking water is 6 parts per billion (“ppb”).  The 1,2 DCE was detected in the water well at a concentration of 1.2 ppb, which is below the MCL.  The Company has retained an environmental consultant and has initiated extensive testing of the site.  The joint venture agreed (between itself and the buyer) that it would be responsible for continuing to pursue the investigation and remediation of impacted soil and groundwater resulting from releases of PCE from the former dry cleaner.  Approximately $30 and $21 have already been incurred by the joint venture for remediation, professional and legal fees for the six months ending June 30, 2005 and 2004, respectively.  The Company has been sharing costs with former owners of the property.  An additional $53 remains reserved at June 30, 2005.

The Company acquired Fresno Fashion Fair in December 1996.  Asbestos was detected in structural fireproofing throughout much of the Center.  Testing data conducted by professional environmental consulting firms indicates that the fireproofing is largely inaccessible to building occupants and is well adhered to the structural members.  Additionally, airborne concentrations of asbestos were well within OSHA’s permissible exposure limit (“PEL”) of .1 fcc.  The accounting at acquisition included a reserve of $3,300 to cover future removal of this asbestos, as necessary.  The Center was recently renovated and a substantial amount of the asbestos was removed.  The Company incurred $4 and $33 in remediation costs for the six months ending June 30, 2005 and 2004, respectively.  An additional $615 remains reserved at June 30, 2005.

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

The holders of Series A Preferred Stock have redemption rights if a change in control of the Company occurs, as defined under the Articles Supplementary.  Under such circumstances, the holders of the Series A Preferred Stock are entitled to require the Company to redeem their shares, to the extent the Company has funds legally available therefore, at a price equal to 105% of its liquidation preference plus accrued and unpaid dividends.  The Series A Preferred Stock holder also has the right to require the Company to repurchase its shares if the Company fails to be taxed as a REIT for federal tax purposes at a price equal to 115% of its liquidation preference plus accrued and unpaid dividends, to the extent funds are legally available therefore.

11.       Wilmorite Acquisition:

On April 25, 2005, the Company and the Operating Partnership completed its acquisition of Wilmorite Properties, Inc., a Delaware corporation (“Wilmorite”) and Wilmorite Holdings, L.P., a Delaware limited partnership (“Wilmorite Holdings”).  The results of Wilmorite and Wilmorite Holding’s operations have been included in the Company’s consolidated financial statements since that date.  Wilmorite’s existing portfolio includes interests in 11 regional malls and two open-air community shopping centers with 13.4 million square feet of space located in Connecticut, New York, New Jersey, Kentucky and Virginia.

The total purchase price was approximately $2,333,333, plus adjustments for working capital, including the assumption of approximately $877,174 of existing debt with an average interest rate of 6.43% and the issuance of $234,169 of convertible preferred units (“CPUs”) and $5,815 of common units in Wilmorite Holdings.  The balance of the consideration to the equity holders of Wilmorite and Wilmorite Holdings was paid in cash, which was provided primarily by a five-year, $450,000 term loan bearing interest at LIBOR plus 1.50% and a $650,000 acquisition loan with a term of up to two years and bearing interest initially at LIBOR plus 1.60%.  An affiliate of the Operating Partnership is the general partner, and together with other affiliates, own approximately 83% of Wilmorite Holdings, with the remaining 17% held by those limited partners of Wilmorite Holdings who elected to receive CPUs or common units in Wilmorite Holdings rather than cash.  Approximately $212,668 of the CPUs can be redeemed, subject to certain conditions, for the portion of the Wilmorite portfolio that consists of Eastview Mall, Eastview Commons, Greece Ridge Center, Marketplace Mall and Pittsford Plaza.  That right is exercisable during a period of three months beginning on August 31, 2007.

On an unaudited proforma basis, reflecting the acquisition of Wilmorite as if it had occurred on January 1, 2005 and 2004, the Company would have reflected net income available to common stockholders of $20,302 and $21,900, respectively, for the six months ending June 30, 2005 and 2004.  Net income available to common stockholders on a diluted per share basis would have been $0.34 and $0.38 for the six months ending June 30, 2005 and 2004.  Total consolidated revenues of the Company would have been $404,360 and $345,768 for the six months ending June 30, 2005 and 2004.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition:

Assets:
Property, net	$1,798,487
Investments in unconsolidated joint ventures	443,681
Other assets	225,275
Total assets	$2,467,443
Liabilities:
Mortgage notes payable	$809,080
Other liabilities	130,653
Total liabilities	$939,733
Minority interest	96,196
Net assets acquired	$1,431,514

The Company accounts for all acquisitions entered into subsequent to June 30, 2001 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”).  The purchase price allocation adjustments included in the Company’s balance sheet as of June 30, 2005 are based on information available at this time.  Subsequent adjustments to the allocation may be made based on additional information.

12.       Subsequent Events:

On July 29, 2005, a dividend/distribution of $0.65 per share was declared for common stockholders and OP unit holders of record on August 9, 2005.  In addition, the Company declared a dividend of $0.65 on the Company’s Series A Preferred Stock.  All dividends/distributions will be payable on September 9, 2005.

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

Some of these estimates and assumptions include judgments on revenue recognition, estimates for common area maintenance and real estate tax accruals, provisions for uncollectible accounts, impairment of long-lived assets, the allocation of purchase price between tangible and intangible assets, and estimates for environmental matters. The Company’s significant accounting policies are described in more detail in Note 2 of the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. However, the following policies could be deemed to be critical within the SEC definition.

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

Percentage rents are recognized in accordance with Staff Accounting Bulletin No. 101. Percentage rents are accrued when the tenants’ specified sales targets have been met. Estimated recoveries from tenants for real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred.

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

The Company accounts for all acquisitions entered into subsequent to June 30, 2001 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”). The Company first determines the value of the land and buildings utilizing an “as if vacant” methodology. The Company will then assign a fair value to any debt assumed at acquisition. The balance of the purchase price is allocated to tenant improvements and identifiable intangible assets or liabilities. Tenant improvements represent the tangible assets associated with the existing leases valued on a fair market value basis at the acquisition date prorated over the remaining lease terms. The tenant improvements are classified as an asset under real estate investments and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases which come in three forms: (i) origination value, which represents the value associated with “cost avoidance” of acquiring in-place leases, such as lease commissions paid under terms generally experienced in our markets; (ii) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased; and (iii) above or below market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks.  The origination value is recorded as an other asset and is amortized over the remaining lease terms. The value of in-place leases is recorded as deferred charges and amortized over the remaining lease term plus an estimate of renewal of the acquired leases. Above or below market leases are classified as an other asset or liability, depending on whether the contractual terms are above or below market, and the asset or liability is amortized to rental revenue over the remaining terms of the leases.

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

The Company assesses whether there has been an impairment in the value of its long-lived assets by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenants’ ability to perform their duties and pay rent under the terms of the leases. The Company may recognize an impairment loss if the cash flows are not sufficient to cover its investment. Such a loss would be determined as the difference between the carrying value and the fair value of the asset.

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

	Maximum amount of debt principal that could be recourse to the Company
Asset/Property	(Dollars in thousands)	Maturity Date
Boulevard Shops	$2,679	1/1/2006
Chandler Village Center	14,749	12/19/2006
Kierland Commons	3,490	3/11/2007
	$20,918

The above amounts decreased by $3.2 million from December 31, 2004.

Additionally, as of June 30, 2005, the Company has certain obligations of $29.1 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

Long-term contractual obligations:

The following is a schedule of long-term contractual obligations as of June 30, 2005 for the consolidated Centers over the periods in which they are expected to be paid:

	Payment Due by Period
Contractual Obligations		Less than	1 - 3	3 - 5	More than
(Dollars in thousands)	Total	1 year	years	years	five years
Long-term debt obligations (includes expected interest payments)	$5,560,863	$319,849	$2,239,951	$1,145,378	$1,855,685
Operating lease obligations	479,901	3,408	7,051	7,636	461,806
Purchase obligations	13,601	13,601	—	—	—
Other long-term liabilities	292,330	292,330	—	—	—
Total	$6,346,695	$629,188	$2,247,002	$1,153,014	$2,317,491

During the six and three months ending June 30, 2005, there have been no material changes outside the ordinary course of business in the above specified obligations since the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Recent Transactions:

The following table reflects the Company’s acquisitions in 2004 and for the six and three months ending June 30, 2005.

Property/Entity	Date Acquired	Location
2004 Acquisitions:
Inland Center	1/30/04	San Bernardino, California
NorthPark Center	5/11/04	Dallas, Texas
Victor Valley, Mall of	7/1/04	Victor Valley, California
La Cumbre Plaza	7/20/04	Santa Barbara, California
Fiesta Mall	11/16/04	Mesa, Arizona
Paradise Village Ground Leases, Village Center, Village Crossroads, Village Fair and Paradise Village Office Park II	12/30/04	Phoenix, Arizona
2005 Acquisitions:
Metrocenter	1/11/05	Phoenix, Arizona
Kierland Commons	1/21/05	Scottsdale, Arizona
Ridgmar Mall	4/8/05	Fort Worth, Texas
Wilmorite Portfolio:	4/25/05
Danbury Fair Mall		Danbury, Connecticut
Eastview Commons		Victor, New York
Eastview Mall		Victor, New York
Freehold Raceway Mall		Freehold, New Jersey
Great Northern Mall		Clay, New York
Greece Ridge Center		Greece, New York
Marketplace Mall		Henrietta, New York
Pittsford Plaza		Pittsford, New York
Rotterdam Square		Schenectady, New York
Shoppingtown Mall		Dewitt, New York
Towne Mall		Elizabethtown, Kentucky
Tysons Corner Center		McLean,Virginia
Tysons Corner Office		McLean,Virginia
Wilton Mall		Sarasota Springs, New York

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

On May 11, 2004, the Company, in a 50/50 joint venture with a private mall owner, acquired NorthPark Center, a 1.3 million square foot regional mall in Dallas, Texas. The Company’s initial investment in the property was $30.0 million which was funded by borrowings under the Company’s line of credit. In addition, the Company assumed a pro rata share of debt of $86.6 million and funded an additional $45.0 million post-closing. As of June 30, 2005, the Company’s total investment in the joint venture was $75.0 million.

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

On January 21, 2005, the Company formed a 50/50 joint venture with a private investment company. The joint venture acquired a 49% interest in Kierland Commons, a 320,000 square foot mixed use center in Phoenix, Arizona. The joint venture’s purchase price for the interest in the center was $49.0 million. The Company assumed its share of the underlying property debt and funded the remainder of its share of the purchase price by cash and borrowings under the Company’s line of credit.

On April 8, 2005, the Company acquired Ridgmar Mall, a 1.3 million square foot super-regional mall in Fort Worth, Texas.  The acquisition was completed in a 50/50 joint venture with an affiliate of Walton Street Capital, LLC.  The purchase price was $71.1 million.  Concurrent with the closing, a $57.4 million loan bearing interest at a fixed rate of 6.0725% was placed on the property.  The balance of the purchase price was funded by borrowings under the Company’s line of credit.

On April 25, 2005, the Company and the Operating Partnership completed its acquisition of Wilmorite Properties, Inc., a Delaware corporation (“Wilmorite”) and Wilmorite Holdings, L.P., a Delaware limited partnership (“Wilmorite Holdings”).  Wilmorite’s existing portfolio includes interests in 11 regional malls and two open-air community shopping centers with 13.4 million square feet of space located in Connecticut, New York, New Jersey, Kentucky and Virginia.  The total purchase price was approximately $2.333 billion , including the assumption of approximately $877.2 million of existing debt with an average interest rate of 6.43% and the issuance of $234 million of convertible preferred units (“CPUs”) and $5.8 million of common units in Wilmorite Holdings.  The balance of the consideration to the equity holders of Wilmorite and Wilmorite Holdings was paid in cash, which was provided primarily by a five-year, $450 million term loan bearing interest at LIBOR plus 1.50% and a $650 million acquisition loan with a term of up to two years and bearing interest initially at LIBOR plus 1.60%.  An affiliate of the Operating Partnership is the general partner and, together with other affiliates, own approximately 83% of Wilmorite Holdings, with the remaining 17% held by those limited partners of Wilmorite Holdings who elected to receive CPUs or common units in Wilmorite Holdings rather than cash.  Approximately $213 million of the CPUs can be redeemed, subject to certain conditions, for the portion of the Wilmorite portfolio generally located in the area of Rochester, New York.  The Wilmorite portfolio, exclusive of Tysons Corner Center and Tysons Corner Office (collectively referred herein as “Tysons Center”), are referred to herein as the “2005 Wilmorite Centers.”

The Mall of Victor Valley, La Cumbre Plaza, Fiesta Mall, Paradise Village Ground Leases, Village Center, Village Crossroads, Village Fair and Paradise Village Office Park II are referred to herein as the “2004 Acquisition Centers.”

Inland Center, Kierland Commons, Metrocenter, NorthPark Center, Ridgmar Mall and Tysons Center are joint ventures and these properties are reflected using the equity method of accounting. The Company’s share of the results of these acquisitions are reflected in the consolidated results of operations of the Company in the income statement line item entitled “Equity in income of unconsolidated joint ventures.”

Many of the variations in the results of operations, discussed below, occurred due to the transactions described above including the acquisition of the 2005 Wilmorite Centers and the 2004 Acquisition Centers. Inland Center, Kierland Commons, Metrocenter, NorthPark Center, Ridgmar Mall and Tysons Center are referred to herein as the “Joint Venture Acquisition Centers.” 29th Street, Parklane Mall, Santa Monica Place and Queens Center were under redevelopment during the reporting periods and are referred to herein as the “Redevelopment Centers.” La Encantada and Scottsdale 101 were under development during the reporting periods and are referred to herein as the “Development Properties.” All other Centers, excluding the Redevelopment Centers, the Development Properties, the 2005 Wilmorite Centers, the 2004 Acquisition Centers and the Joint Venture Acquisition Centers, are referred to herein as the “Same Centers,” unless the context otherwise requires.

Straight-lining of Rents:

Revenues include rents attributable to the accounting practice of straight-lining of rents which requires rent to be recognized each year in an amount equal to the average rent over the term of the lease, including fixed rent increases over that period. The amount of straight-lined rents, included in consolidated revenues, recognized for the six and three months ended June 30, 2005 was $2.1 million and $1.7 million, respectively, compared to $0.7 million and $0.4 million for the six and three months ended June 30, 2004.  Additionally, the Company recognized through equity in income of unconsolidated joint ventures, $1.2 million and $0.8 million as its pro rata share of straight-lined rents from joint ventures for the six and three months ended June 30, 2005 compared to $0.6 million and $0.3 million for the six and three months ended June 30, 2004. These increases in straight-lining of rents related to the 2005 Wilmorite Centers,  the 2004 Acquisition Centers and Joint Venture Acquisition Centers which are offset by decreases resulting from the Company structuring the majority of its new leases using an annual multiple of CPI increases, which generally do not require straight-lining treatment. Currently, 52% of the mall and freestanding leases contain provisions for CPI rent increases periodically throughout the term of the lease. The Company believes that using an annual multiple of CPI increases, rather than fixed contractual rent increases, results in revenue recognition that more closely matches the cash revenue from each lease and will provide more consistent rent growth throughout the term of the leases.

Risk Factors:

The Company’s historical growth in revenues, net income and Funds From Operations have been closely tied to the acquisition and redevelopment of shopping centers. Many factors, including the availability and cost of capital, the Company’s total amount of debt outstanding, interest rates and the availability of attractive acquisition targets, among others, will affect the Company’s ability to acquire and redevelop additional properties in the future. The Company may not be successful in pursuing acquisition opportunities and newly acquired properties may not perform as well as expected in terms of achieving the anticipated financial and operating results. Some of the factors that may affect anticipated results are the Company’s ability to (i) integrate and manage new properties; (ii) dispose of any non-core acquired assets within an expected time frame; and (iii) raise long-term financing to implement a capital structure at a cost of capital consistent with its business strategy.  Increased competition for acquisitions may also impact adversely the Company’s ability to acquire additional properties on favorable terms. Expenses arising from the Company’s efforts to complete acquisitions, redevelop properties or increase its market penetration may have an adverse effect on its business, financial condition and results of operations. In addition, the following describes some of the other significant factors that may impact the Company’s future results of operations.

General Factors Affecting the Centers; Competition:  Real property investments are subject to varying degrees of risk that may affect the ability of the Centers to generate sufficient revenues to meet operating and other expenses, including debt service, lease payments, capital expenditures and tenant improvements, and to make distributions to the Company and the Company’s stockholders. Income from shopping center properties may be adversely affected by a number of factors, including: the national economic climate; the regional and local economy (which may be adversely impacted by plant closings, industry slowdowns, union activities, adverse weather conditions, natural disasters, terrorist activities, and other factors); local real estate conditions (such as an oversupply of, or a reduction in demand for, retail space or retail goods and the availability and creditworthiness of current and prospective tenants); perceptions by retailers or shoppers of the safety, convenience and attractiveness of the shopping center; and increased costs of maintenance, insurance and operations (including real estate taxes). A significant percentage of the Centers are located in California, the Westcor centers are concentrated in Arizona and 12 centers are located in New York, New Jersey or Connecticut. To the extent that economic, real estate or other factors affect California, Arizona, New York, New Jersey or Connecticut (or their respective regions generally) more severely than other areas of the country, the negative impact on the Company’s economic performance could be significant. There are numerous shopping facilities that compete with the Centers in attracting tenants to lease space, and an increasing number of new retail formats and technologies other than retail shopping centers that compete with the Centers for retail sales.  Increased competition could adversely affect the Company’s revenues. Income from shopping center properties and shopping center values are also affected by such factors as applicable laws and regulations, including tax, environmental, safety and zoning laws, and by interest rate levels and the availability and cost of financing.

Dependence on Anchors/Tenants:  The Company’s revenues and funds available for distribution would be adversely affected if a significant number of the Company’s lessees were unable (due to poor operating results, bankruptcy, terrorist activities or other reasons) to meet their obligations, if the Company were unable to lease a significant amount of space in the Centers on economically favorable terms, or if for any reason, the Company were unable to collect a significant amount of rental payments. A decision by an Anchor or a significant tenant to cease operations at a Center could also have an adverse effect on the Company.  The closing of an Anchor or other significant tenant may allow other Anchors and/or other tenants to terminate their leases, seek rent relief and/or cease operating their stores at the Center or otherwise adversely affect occupancy at the Center.  In addition, mergers, acquisitions, consolidations, dispositions or bankruptcies in the retail industry could result in the loss of Anchors or tenants at one or more Centers.  The bankruptcy and/or closure of retail stores, or sale of a store or stores to a less desirable retailer, may reduce occupancy levels and rental income, or otherwise adversely affect the Company’s financial performance.  Furthermore, if the store sales of retailers operating in the Centers were to decline sufficiently, tenants might be unable to pay their minimum rents or expense recovery charges. In the event of a default by a tenant, the Center may also experience delays and costs in enforcing its rights as landlord.

For example, on July 28, 2005, Federated Department Stores, Inc. disclosed that it has identified 68 duplicate locations in 66 malls which will be divested starting in 2006.  Ten of the identified malls are Centers.  No assurances can be given regarding the impact on the Company of those divestitures if they occur.

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

Joint Venture Centers:  As of June 30, 2005, the Company indirectly owned partial interests in 44 Joint Venture Centers as well as fee title to a site that is ground leased to the entity that owns a Joint Venture Center and several development sites. The Company may also acquire partial interests in additional properties through joint venture arrangements. Investments in Joint Venture Centers involve risks different from those of investments in wholly-owned Centers. The Company may have fiduciary responsibilities to its partners that could affect decisions concerning the Joint Venture Centers. In certain cases, third parties share with the Company or have (with respect to one Joint Venture Center) control of major decisions relating to the Joint Venture Centers, including decisions with respect to sales, financings and the timing and amount of additional capital contributions, as well as decisions that could have an adverse impact on the Company’s REIT status. In addition, some of the Company’s outside partners control the day-to-day operations of eight Joint Venture Centers. The Company therefore does not control cash distributions from these Centers and the lack of cash distributions from these Centers could jeopardize the Company’s ability to maintain its qualification as a REIT.

Potential Environmental Liabilities:  Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in that real property.  These laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances.  The costs of investigation, removal or remediation of hazardous or toxic substances may be substantial.  In addition, the presence of hazardous or toxic substances, or the failure to remedy environmental hazards properly, may adversely affect the owner’s or operator’s ability to sell or rent affected real property or to borrow money using affected real property as collateral.

Persons or entities that arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of hazardous or toxic substances at the disposal or treatment facility, whether or not that facility is owned or operated by the person or entity arranging for the disposal or treatment of hazardous or toxic substances.  Laws exist that impose liability for release of asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real property for personal injury associated with exposure to asbestos-containing materials.  In connection with the Company’s ownership, operation, management, development and redevelopment of the Centers, or any other Centers or properties acquired in the future, the Company may be potentially liable under these laws and may incur costs in responding to these liabilities.  See Note 9 to the Consolidated Financial Statements.

Uninsured Losses:  Each of the Centers has comprehensive liability, fire, extended coverage and rental loss insurance with insured limits customarily carried for similar properties. The Company does not insure certain types of losses (such as losses from wars), because they are either uninsurable or not economically insurable. In addition, while the Company or the relevant joint venture, as applicable, carries earthquake insurance on the Centers located in California, the policies are subject to a deductible equal to 5% of the total insured value of each Center, a $100,000 per occurrence minimum and a combined annual aggregate loss limit of $200 million on these Centers. While the Company or the relevant joint venture also carries terrorism insurance on the Centers, the policies are subject to a $10,000 deductible and a combined annual aggregate loss of $800 million for both certified and non-certified acts of terrorism.  Furthermore, the Company carries title insurance on substantially all of the Centers for less than their full value. If an uninsured loss or a loss in excess of insured limits occurs, the Operating Partnership or the entity, as the case may be, that owns the affected Center could lose its capital invested in the Center, as well as the anticipated future revenue from the Center, while remaining obligated for any mortgage indebtedness or other financial obligations related to the Center. There is also no assurance that the Company will be able to maintain its current insurance coverage. An uninsured loss or loss in excess of insured limits may negatively impact the Company’s financial condition.  Even if the Company remains qualified as a REIT, it may face other tax liabilities that reduce its cash flow.  Further, the Company might be subject to federal, state and local taxes on its income and property.  Any of these taxes would decrease cash available for distribution to stockholders.

As a REIT, the Company generally must distribute 90% of its annual taxable income (subject to certain adjustments) to its stockholders.  Under certain circumstances, the Company might be unable to distribute 90% of its taxable income as required by the REIT rules.  In that case, the Company would need to borrow funds, sell a portion of its investments (potentially at disadvantageous prices) or find another alternative source of funds.  Compliance with REIT requirements may also cause the Company to make distributions to its stockholders at disadvantageous times or to forego opportunities the Company would otherwise pursue.  In addition, certain REIT provisions could impact the Company’s desire to sell assets and other investments at otherwise opportune times if it believes such sales could be considered a prohibited transaction under the applicable REIT provisions.

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

In addition, the Company will be disqualified from treatment as a REIT for the four taxable years following the year during which the qualification was lost, unless the Company was entitled to relief under statutory provisions. As a result, net income and the funds available for distribution to the Company’s stockholders will be reduced for at least five years and the fair market value of the Company’s stock could be materially adversely affected.  Furthermore, the Internal Revenue Service could challenge the Company’s REIT status for past periods, which if successful, could result in the Company owing a material amount of tax for prior periods.  It is also possible that future economic, market, legal, tax or other considerations might cause the Board of Directors to revoke the Company’s REIT election.  Even if the Company remains qualified as a REIT, it may face other tax liabilities that reduce its cash flow.  Further, the Company might be subject to federal, state and local taxes on its income and property.  Any of these taxes would decrease cash available for distribution to stockholders.

As a REIT, the Company generally must distribute 90% of its annual taxable income (subject to certain adjustments) to its stockholders.  Under certain circumstances, the Company might be unable to distribute 90% of its taxable income as required by the REIT rules.  In that case, the Company would need to borrow funds, sell a portion of its investments (potentially at disadvantageous prices) or find another alternative source of funds.  Compliance with REIT requirements may also cause the Company to make distributions to its stockholders at disadvantageous times or to forego opportunities the Company would otherwise pursue.  In addition, certain REIT provisions could impact the Company’s desire to sell assets and other investments at otherwise opportune times if it believes such sales could be considered a prohibited transaction under the applicable REIT provisions.

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

Comparison of Six Months Ended June 30, 2005 and 2004

Revenues

Minimum and percentage rents increased by 37.7% to $213.8 million in 2005 from $155.3 million in 2004. Approximately $22.9 million of the increase relates to the 2005 Wilmorite Centers, $4.0 million relates to the Same Centers, $13.2 million relates to the 2004 Acquisition Centers and $18.4 million primarily relates to Queens Center and the Development Properties.

During 2001, the Company adopted SFAS 141. (See “Statement on Critical Accounting Policies”). The amortization of below market leases, which is recorded in minimum rents, increased to $4.5 million in 2005 from $3.8 million in 2004. The increase is primarily due to the 2005 Wilmorite Centers and 2004 Acquisition Centers.

Tenant recoveries increased to $101.5 million in 2005 from $80.2 million in 2004. Approximately $14.7 million of the increase relates to the 2005 Wilmorite Centers, $3.1 million relates to Queens Center and the Development Properties and $5.5 million relates to the 2004 Acquisition Centers.  These increases are offset by a $2.0 million decrease at the Same Centers.

Management Companies’ Revenues

Revenues increased by 14.25% to $11.4 million in 2005 from $10.0 million in 2004 primarily due to increased management fees received from the Joint Venture Acquisition Centers and third party management contracts.

Shopping Center and Operating Expenses

Shopping center and operating expenses increased to $106.5 million in 2005 compared to $78.3 million in 2004. The increase is a result of $14.6 million due to the 2005 Wilmorite Centers, $6.6 million due to the 2004 Acquisition Centers, $5.0 million related to Queens Center and the Development Properties and $1.4 million related to increased operating and ground rent expenses at the Same Centers.

Management Companies’ Operating Expenses

Expenses increased by 21.87% to $23.3 million in 2005 from $19.2 million in 2004, primarily due to a reduced income tax benefit and higher compensation expense in 2005 compared to 2004.

REIT General and Administrative Expenses

REIT general and administrative expenses increased to $6.5 million in 2005 from $5.3 million in 2004, primarily due to increases in stock-based compensation expense compared to 2004.

Interest Expense

Interest expense increased to $104.3 million in 2005 from $68.0 million in 2004. Approximately $7.4 million relates to the assumed debt from the 2005 Wilmorite Centers, $10.0 million relates to the term and acquisition loans for the Wilmorite Acquisition, $7.6 million relates to increased borrowings on the Company’s line of credit, $2.0 million relates to the Northridge Center loan which closed on June 30, 2004, $3.9 million relates to the 2004 Acquisition Centers and $8.0 million relates to Queens Center and the Development Properties.  Additionally, capitalized interest was $4.4 million in 2005, down from $5.7 million in 2004.  These increases are offset by a $4.0 million decrease, related to the payoff of the $250 million term loan on June 30, 2004.

Depreciation and Amortization

Depreciation and amortization increased to $90.4 million in 2005 from $67.2 million in 2004. Approximately $15.1 million relates to the 2005 Wilmorite Centers, $5.3 million relates to the 2004 Acquisition Centers and $4.5 million relates to Queens Center and the Development Properties.  This is offset by a $1.7 million decrease relating to the Same Centers.

Equity in Income from Unconsolidated Joint Ventures

The equity in income from unconsolidated joint ventures was $27.6 million for 2005, compared to $28.2 million in 2004. This decrease is primarily due to increased depreciation relating to SFAS 141 on the Joint Venture Acquisition Centers of $9.6 million, increased interest expense of $1.4 million in 2005 on floating rate debt, $4.7 million increase in interest expense relating to the Joint Venture Acquisition Centers and $7.3 million of an increase in shopping center expenses from the Joint Venture Acquisition Centers.  This is offset by increased income from the Joint Venture Acquisition Centers of $20.5 million.

Loss on Early Extinguishment of Debt

In 2004, the Company recorded a loss from early extinguishment of debt of $0.4 million related to the payoff of a loan at one of the Redevelopment Centers.

Gain on Sale of Assets

In 2005, a gain of $1.3 million was recorded relating to land sales compared to $0.3 million of land sales for the six months ending June 30, 2004.

Discontinued Operations

The gain on sale of $0.2 million in 2005 relates to the sale of Arizona Lifestyle Galleries on January 5, 2005.  The decrease in income from discontinued operations related to the Westbar property sale on December 16, 2004.

Minority Interest

The minority interest represents the 19.21% weighted average interest of the Operating Partnership by the Company during 2005. This compares to 19.56% not owned by the Company during 2004.

Operating Activities

Cash flow from operations was $87.8 million in 2005 compared to $88.4 million in 2004. The decrease is primarily due to the foregoing results at the Centers as mentioned above and a decrease in distributions to unconsolidated joint ventures in 2005 compared to 2004.

Investing Activities

Cash used in investing activities was $39.1 million in 2005 compared to cash used in investing activities of $143.8 million in 2004. The change resulted primarily from increases in distributions from unconsolidated joint ventures.  This is offset by the joint venture acquisitions of Metrocenter and Kierland Commons, the Company’s additional contributions to NorthPark Center and the decreased development, redevelopment, expansion and renovation of Centers in 2005 due to substantial completion of the Queens Center and La Encantada projects.

Financing Activities

Cash flow used in financing activities was $47.0 million in 2005 compared to cash flow provided by financing activities of $101.9 million in 2004. The 2005 decrease compared to 2004 resulted primarily from fewer refinancings for the six months ended June 30, 2005 compared to the same period in 2004.  Additionally, the funding of the Queens construction loan was $46.3 million less for the six months ended June 30, 2005 compared to the same period in 2004 due to the substantial completion of the project.

Funds From Operations

Primarily as a result of the factors mentioned above, Funds from Operations (“FFO”)—Diluted increased 11.9% to $153.0 million in 2005 from $136.7 million in 2004. For the reconciliation of FFO and FFO-diluted to net income available to common stockholders, see “Funds from Operations.”

Comparison of Three Months Ended June 30, 2005 and 2004

Revenues

Minimum and percentage rents increased by 47.9% to $118.0 million in 2005 from $79.8 million in 2004. Approximately $22.9 million of the increase relates to the 2005 Wilmorite Centers, $1.5 million relates to the Same Centers, $6.2 million relates to the 2004 Acquisition Centers and $7.6 million primarily relates to Queens Center and the Development Properties.

During 2001, the Company adopted SFAS 141. (See “Statement on Critical Accounting Policies”). The amortization of below market leases, which is recorded in minimum rents, increased to $2.7 million in 2005 from $1.7 million in 2004. The increase is primarily due to the 2005 Wilmorite Centers and the 2004 Acquisition Centers.

Tenant recoveries increased to $56.3 million in 2005 from $40.1 million in 2004. Approximately $14.7 million of the increase relates to the 2005 Wilmorite Centers, $1.8 million relates to Queens Center and the Development Properties and $2.6 million relates to the 2004 Acquisition Centers.  These increases are offset by a $3.0 million decrease at the Same Centers, primarily due to lower recoverable operating expenses.

Management Companies’ Revenues

Revenues increased by 14% to $6.2 million in 2005 from $5.4 million in 2004 primarily due to increased management fees received from the Joint Venture Acquisition Centers and third party management contracts.

Shopping Center and Operating Expenses

Shopping center and operating expenses increased to $58.7 million in 2005 compared to $39.5 million in 2004. The increase is a result of approximately $14.6 million due to the 2005 Wilmorite Centers, $3.3 million due to the 2004 Acquisition Centers and $2.1 million related to Queens Center and the Development Properties.  These increases are offset by a $1.3 million decrease at the Same Centers.

Management Companies’ Operating Expenses

Expenses increased by 6.7% to $12.8 million in 2005 from $12.0 million in 2004, primarily due to a reduced income tax benefit and higher compensation expense in 2005 compared to 2004.

REIT General and Administrative Expenses

REIT general and administrative expenses increased to $3.9 million in 2005 from $2.3 million in 2004, primarily due to increases in stock-based compensation expense compared to 2004.

Interest Expense

Interest expense increased to $61.7 million in 2005 from $34.8 million in 2004. Approximately $7.4 million relates to the assumed debt from the 2005 Wilmorite Centers, $10.0 million relates to the term and acquisition loans for the Wilmorite Acquisition, $3.0 million is related to the increased borrowings on the Company’s line of credit, $1.0 million relates to the Northridge Center loan which closed on June 30, 2004, $1.9 million relates to the 2004 Acquisition Centers and $4.2 million relates to Queens Center and the Development Properties.  Additionally, capitalized interest was $2.1 million in 2005, down from $2.6 million in 2004.  These increases are offset by a $1.0 million decrease, related to the payoff of the $250 million term loan on July 30, 2004.

Depreciation and Amortization

Depreciation and amortization increased to $53.4 million in 2005 from $33.9 million in 2004. Approximately $15.1 million relates to the 2005 Wilmorite Centers, $2.0 million relates to the 2004 Acquisition Centers, $2.1 million relates to Queens Center and the Development Properties and $0.4 million relates to the Same Centers.

Equity in Income from Unconsolidated Joint Ventures

The equity in income from unconsolidated joint ventures was $16.3 million for 2005, compared to income of $13.3 million in 2004. This increase is primarily due to increased income from the Joint Venture Acquisition Centers of $14.0 million which is offset primarily due to increased depreciation relating to SFAS 141 on the Joint Venture Acquisition Centers of $4.5 million, increased interest expense of $0.6 million in 2005 on floating rate debt, increased interest expense of $3.1 million and increased shopping center expenses of $3.8 million relating to the Joint Venture Acquisition Centers.

Discontinued Operations

The decrease in income from 2005 compared to 2004 in discontinued operations related to the Westbar property sale on December 16, 2004.

Minority Interest

The minority interest represents the 19.25% weighted average interest of the Operating Partnership by the Company during 2005. This compares to 19.52% not owned by the Company during 2004.

Funds From Operations

Primarily as a result of the factors mentioned above, Funds from Operations (“FFO”)—Diluted increased 13.25% to $77.1 million in 2005 from $68.0 million in 2004. For the reconciliation of FFO and FFO-diluted to net income available to common stockholders, see “Funds from Operations.”

Liquidity and Capital Resources

The Company intends to meet its short term liquidity requirements through cash generated from operations, working capital reserves, property secured borrowings, unsecured corporate borrowings and borrowings under the revolving line of credit. The Company anticipates that revenues will continue to provide necessary funds for its operating expenses and debt service requirements, and to pay dividends to stockholders in accordance with REIT requirements. The Company anticipates that cash generated from operations, together with cash on hand, will be adequate to fund capital expenditures which will not be reimbursed by tenants, other than non-recurring capital expenditures. The following table summarizes capital expenditures incurred at the Centers for the six months ending June 30,:

(Dollars in Millions)
Consolidated Centers:	2005	2004
Acquisitions of property and equipment	$1,737.7	$7.4
Development, redevelopment and expansion of Centers	33.5	81.3
Renovations of Centers	10.7	12.3
Tenant allowances	11.1	3.5
Deferred leasing charges	10.4	7.9
Total	$1,803.4	$112.4

Joint Ventures’ (at Company’s pro rata share) Centers:	2005	2004
Acquisitions of property and equipment	$719.8	$33.5
Development, redevelopment and expansion of Centers	26.8	3.4
Renovations of Centers	8.9	4.4
Tenant allowances	3.2	2.2
Deferred leasing charges	2.2	1.7
Total	$760.9	$45.2

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

On April 25, 2005, the Company and the Operating Partnership completed its acquisition of Wilmorite Properties, Inc., a Delaware corporation (“Wilmorite”) and Wilmorite Holdings, L.P., a Delaware limited partnership (“Wilmorite Holdings”).  Wilmorite’s existing portfolio includes interests in 11 regional malls and two open-air community shopping centers with 13.4 million square feet of space located in Connecticut, New York, New Jersey, Kentucky and Virginia.  The total purchase price was approximately $2.333 billion, including the assumption of approximately $877.2 million of existing debt with an average interest rate of 6.43% and the issuance of $234 million of convertible preferred units (“CPUs”) and $5.8 million of common units in Wilmorite Holdings.  The balance of the consideration to the equity holders of Wilmorite and Wilmorite Holdings was paid in cash, which was provided primarily by a five-year, $450 million term loan bearing interest at LIBOR plus 1.50% and a $650 million acquisition loan with a term of up to two years and bearing interest initially at LIBOR plus 1.60%.

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

The Company’s total outstanding loan indebtedness at June 30, 2005 was $6.7 billion (including its pro rata share of joint venture debt). This equated to a debt to Total Market Capitalization (defined as total debt of the Company, including its pro rata share of joint venture debt, plus aggregate market value of outstanding shares of common stock, assuming full conversion of OP Units and preferred stock into common stock) ratio of approximately 55.5% at June 30, 2005. The majority of the Company’s debt consists of fixed-rate conventional mortgages payable collateralized by individual properties.

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

The Company had a $425.0 million revolving line of credit.  This revolving line of credit had a three-year term through July 26, 2005 with a one-year extension option.  The interest rate fluctuated from LIBOR plus 1.75% to LIBOR plus 3.00% depending on the Company’s overall leverage level.  On July 30, 2004, the Company amended and expanded the revolving line of credit to $1 billion and extended the maturity to July 30, 2007 plus a one-year extension.  The interest rate has been reduced to 1.50% over LIBOR based on the Company’s current leverage level.  The interest rate fluctuates from LIBOR plus 1.15% to LIBOR plus 1.70% depending on the Company’s overall leverage level.  As of June 30, 2005 and December 31, 2004, $788.0 million and $643.0 million, respectively, of borrowings were outstanding at an average interest rate of 4.86% and 3.81%, respectively.

On May 13, 2003, the Company issued $250.0 million in unsecured notes maturing in May 2007 with a one-year extension option bearing interest at LIBOR plus 2.50%. The proceeds were used to pay down and create more availability under the Company’s line of credit. At June 30, 2005 and December 31, 2004, the entire $250.0 million of notes were outstanding at an interest rate of 4.45%. In October 2003, the Company entered into an interest rate swap agreement which effectively fixed the interest rate at 4.45% from November 2003 to October 13, 2005.  Concurrent with the Wilmorite closing, the Company repriced these unsecured notes.  The interest rate was reduced to LIBOR plus 1.50%.

At June 30, 2005, the Company had cash and cash equivalents available of $73.8 million.

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

The inclusion of gains (losses) on sales of peripheral land included in FFO for the six and three months ended June 30, 2005 were $1.8 million (including $0.5 million from joint ventures at pro rata) and $0.3 million (including $0.3 million from joint ventures at pro rata), respectively.  The inclusion of gains (losses) on sales of peripheral land included in FFO for the six and three months ended June 30, 2004 were $2.4 million (including $2.1 million from joint ventures at pro rata) and $1.0 million (including $0.7 million from joint ventures at pro rata), respectively.

The following reconciles net income available to common stockholders to FFO and FFO-diluted for the six months ending June 30:

	2005		2004
(amounts in thousands)	Shares	Amount	Shares	Amount
Net income—available to common stockholders		$24,889		$35,230
Adjustments to reconcile net income to FFO—basic:
Minority interest		5,679		8,470
(Gain) loss on sale or write-down of wholly-owned assets		(1,463)		(1,094)
Add: Gain on land sales—consolidated assets		1,308		334
(Gain) loss on sale or write-down of assets from unconsolidated entities (pro rata)		(540)		(2,083)
Add: Gain (loss) on land sales—pro rata unconsolidated entities		543		2,083
Depreciation and amortization on wholly-owned centers		91,826		69,612
Less: depreciation and amortization allocable to minority interest		(1,825)		—
Depreciation and amortization on joint ventures (pro rata)		34,748		25,133
Less: depreciation on personal property and amortization of loan costs and interest rate caps		(6,862)		(5,378)
FFO—basic(1)	73,089	148,303	72,569	132,307
Additional adjustments to arrive at FFO—diluted:
Impact of convertible preferred stock	3,628	4,715	3,629	4,425
Impact of participating convertible preferred units	n/a-antidilutive		n/a
Impact of stock options using the treasury method	363	—	397	—
FFO—diluted(2)	77,080	$153,018	76,595	$136,732

The following reconciles net income available to common stockholders to FFO and FFO-diluted for the three months ending June 30:

	2005		2004
(amounts in thousands)	Shares	Amount	Shares	Amount
Net income—available to common stockholders		$6,747		$17,113
Adjustments to reconcile net income to FFO—basic:
Minority interest		1,480		4,070
(Gain) loss on sale or write-down of wholly-owned assets		141		(1,068)
Add: Gain on land sales—consolidated assets		—		334
(Gain) loss on sale or write-down of assets from unconsolidated entities (pro rata)		(254)		(668)
Add: Gain (loss) on land sales—pro rata unconsolidated entities		258		668
Depreciation and amortization on wholly-owned centers		54,173		35,311
Less: depreciation and amortization allocable to minority interest		(1,404)		—
Depreciation and amortization on joint ventures (pro rata)		17,253		12,775
Less: depreciation on personal property and amortization of loan costs and interest rate caps		(3,688)		(2,699)
FFO—basic(1)	73,235	74,706	72,827	65,836
Additional adjustments to arrive at FFO—diluted:
Impact of convertible preferred stock	3,628	2,358	3,628	2,213
Impact of participating convertible preferred units	n/a-antidilutive		n/a
Impact of stock options using the treasury method	381	—	375	—
FFO—diluted(2)	77,244	$77,064	76,830	$68,049

(1)                               Calculated based upon basic net income as adjusted to reach basic FFO. As of June 30, 2005 and 2004, 14.2 million and 14.2 million of OP Units and Westcor partnership units were outstanding, respectively.  The Westcor partnership units were converted into OP Units on July 27, 2004.

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

Seasonality

The shopping center industry is seasonal in nature, particularly in the fourth quarter during the holiday season when retailer occupancy and retail sales are typically at their highest levels. In addition, shopping malls achieve a substantial portion of their specialty (temporary retailer) rents during the holiday season and the majority of percentage rent is recognized in the fourth quarter. As a result of the above and the implementation of Staff Accounting Bulletin No. 101, earnings are generally higher in the fourth quarter of each year.

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

The following table sets forth information as of June 30, 2005 concerning the Company’s long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (“FV”):

	For the Years Ended December 31,
(dollars in thousands)	2005	2006	2007	2008	2009	Thereafter	Total	FV
CONSOLIDATED CENTERS:
Long term debt:
Fixed rate scheduled maturity	$31,870	$135,338	$138,082	$384,481	$311,186	$1,484,046	$2,485,003	$2,624,447
Average interest rate	6.20%	6.30%	6.40%	6.30%	6.30%	7.60%	6.40%	—
Variable rate scheduled maturity	149,460	237,027	1,753,280	—	—	659,235	2,799,002	2,799,002
Average interest rate	4.90%	4.80%	4.80%	—	—	4.80%	4.80%	—
Total debt—Consolidated Centers	$181,330	$372,365	$1,891,362	$384,481	$311,186	$2,143,281	$5,284,005	$5,423,449
JOINT VENTURE CENTERS:
(at Company’s pro rata share:)
Fixed rate scheduled maturity	$10,962	$288,189	$131,359	$80,878	$220,218	$535,729	$1,267,335	$1,330,602
Average interest rate	6.20%	6.30%	6.30%	6.20%	6.20%	6.30%	6.30%	—
Variable rate scheduled maturity	9,346	156,060	4,952	458	16,154	—	186,970	186,970
Average interest rate	3.80%	3.90%	4.30%	4.10%	4.20%	—	3.90%	—
Total debt—Joint Ventures	$20,308	$444,249	$136,311	$81,336	$236,372	$535,729	$1,454,305	$1,517,572

The consolidated Centers’ total fixed rate debt was $1.8 billion at December 31, 2004 and $2.5 billion at June 30, 2005. The average interest rate at December 31, 2004 was 6.42% and June 30, 2005 was 6.40%.

The consolidated Centers’ total variable rate debt was $1.5 billion at December 31, 2004 and $2.8 billion at June 30, 2005. The average interest rate at December 31, 2004 and June 30, 2005 was 3.89% and 4.80%, respectively.

The Company’s pro rata share of the Joint Venture Centers’ fixed rate debt at December 31, 2004 and June 30, 2005 was $956.4 million and $1.3 billion, respectively. The average interest rate decreased from 6.46% in 2004 to 6.30% at June 30, 2005.  The Company’s pro rata share of the Joint Venture Centers’ variable rate debt at December 31, 2004 and June 30, 2005 was $190.9 million and $187.0 million, respectively. The average interest rate increased from 3.02% in 2004 to 3.90% at June 30, 2005.

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

The $250.0 million variable rate debt maturing in 2007 has an interest rate swap agreement which effectively fixed the interest rate at 4.45% from November 2003 to October 13, 2005. The fair value of this swap agreement at June 30, 2005 and December 31, 2004 was $1.1 million and $1.8 million, respectively.

The Company has an interest rate cap with a notional amount of $30.0 million on their loan at La Cumbre Plaza. This interest rate cap prevents the LIBOR interest rate from exceeding 7.12%. The fair value of this cap agreement at June 30, 2005 and December 31, 2004 was zero.

The Company has an interest rate cap with a notional amount of $92.0 million on their $108.0 million loan on The Oaks. This interest rate cap prevents the LIBOR interest rate from exceeding 7.10%. The fair value of this cap agreement at June 30, 2005 and December 31, 2004 was zero.

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

The Company’s Metrocenter joint venture has an interest rate swap which converts $16.8 million of variable rate debt with a current rate of LIBOR plus 94 basis points to a fixed rate of 4.80%.  This swap has been designated as a hedge in accordance with SFAS No. 133.

In addition, the Company has assessed the market risk for its variable rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $27.4 million per year based on $2.7 billion outstanding of variable rate debt at June 30, 2005 which excludes the $250.0 million of debt which has been swapped to a fixed rate.

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

However, based on their evaluation as of June 30, 2005, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Other Information

Item 1                Legal Proceedings

None of the Company, the Operating Partnership, Macerich Property Management Company, LLC, Macerich Management Company, the Westcor Management Companies, the Wilmorite Management Companies or their respective affiliates are currently involved in any material litigation nor, to the Company’s knowledge, is any material litigation currently threatened against such entities or the Centers, other than routine litigation arising in the ordinary course of business, most of which is expected to be covered by liability insurance.

Item 2                Unregistered Sales of Equity and Use of Proceeds

None

Item 3                Defaults Upon Senior Securities

None

Item 4                Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Annual Meeting held on May 19, 2005:

A.                                  The following three persons were elected as directors of the Company to serve until the annual meeting of stockholders in 2008 and until their respective successors are duly elected and qualify:

	For	Authority Withheld
Dana K. Anderson	52,676,821	1,596,506
Diana M. Laing	53,277,366	995,961
Stanley A. Moore	52,365,090	1,908,237

B.                                    The ratification of the selection of Deloitte & Touche LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2005.

Votes
For:	53,724,478
Against:	534,756
Abstain:	14,093

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

10.1######

2005 Amended and Restated Agreement of Limited Partnership of MACWH, LP dated as of April 25, 2005 (The Company agrees to furnish supplementally a copy of any unfiled exhibits and schedules to this Agreement to the SEC upon request).

10.2######

Tenth Amendment to the Amended and Restated Limited Partnership Agreement of The Macerich Partnership, LP (The Company agrees to furnish supplementally a copy of any unfiled exhibits and schedules to this Amendment to the SEC upon request).

10.3######	Tax Matters Agreement

10.4######

Registration Rights Agreement dated as of April 25, 2005 among the Company and the persons named on Exhibit A thereto (The Company agrees to furnish supplementally a copy of any unfiled exhibits and schedules to this Agreement to the SEC upon request).

10.5######

$650,000,000 Interim Loan Facility and $450,000,000 Term Loan Facility Credit Agreement dated as of April 25, 2005 among The Macerich Partnership, LP, The Company, Macerich WRLP Corp., Macerich WRLP LLC, Macerich WRLP II Corp., Macerich WRLP II LP, Macerich TWC II Corp., Macerich TWC II LLC, Macerich Walleye LLC, IMI Walleye LLC, Walleye Retail Investments LLC, Deutsche Bank Trust Company Americas and various lenders (The Company agrees to furnish supplementally a copy of any unfiled exhibits and schedules to this Agreement to the SEC upon request).

10.6######

$1,000,000,000 Amended and Restated Revolving Loan Facility Credit Agreement dated as of April 25, 2005 among The Macerich Partnership, LP, The Company, Macerich WRLP Corp., Macerich WRLP LLC, Macerich WRLP II Corp., Macerich WRLP II LP, Macerich TWC II Corp., Macerich TWC II LLC, Macerich Walleye LLC, IMI Walleye LLC, Walleye Retail Investments LLC, Deutsche Bank Trust Company Americas and various lenders (The Company agrees to furnish supplementally a copy of any unfiled exhibits and schedules to this Agreement to the SEC upon request).

10.7######

Amended and Restated $250,000,000 Term Loan Facility Credit Agreement dated as of April 25, 2005 among The Macerich Partnership, LP, The Company, Macerich WRLP Corp., Macerich WRLP LLC, Macerich WRLP II Corp., Macerich WRLP II LP, Macerich TWC II Corp., Macerich TWC II LLC, Macerich Walleye LLC, IMI Walleye LLC, Walleye Retail Investments LLC, Deutsche Bank Trust Company Americas and various lenders (The Company agrees to furnish supplementally a copy of any unfiled exhibits and schedules to this Agreement to the SEC upon request).

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

*****                           Previously filed as an exhibit to the Company’s Current Report on Form 8-K, event date July 26, 2002, and incorporated herein by reference.

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

######                    Previously filed as an exhibit to the Company’s Current Report on Form 8-K, event date April 25, 2005, and incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Macerich Company

		By:	/s/ Thomas E. O’Hern
Thomas E. O’Hern
Executive Vice President and
Chief Financial Officer

Date:	August 9, 2005

Exhibit Index

Exhibit No.

(a)           Exhibits

Number		Description

3.1	*	Articles of Amendment and Restatement of the Company

3.1.1	**	Articles Supplementary of the Company

3.1.2	***	Articles Supplementary of the Company (Series A Preferred Stock)

3.1.3	****	Articles Supplementary of the Company (Series C Junior Participating Preferred Stock)

3.1.4	*****	Articles Supplementary of the Company (Series D Preferred Stock)

3.1.5	#	Articles Supplementary of the Company (reclassification of shares)

3.2	##	Amended and Restated Bylaws of the Company

4.1	**	Form of Common Stock Certificate

4.2	####	Form of Preferred Stock Certificate (Series A Preferred Stock)

4.2.1	###	Form of Preferred Stock Certificate (Series C Junior Participating Preferred Stock)

4.2.2	#####	Form of Preferred Stock Certificate (Series D Preferred Stock)

4.2.3	###	Form of Right Certificate

4.3	###	Agreement dated as of November 10, 1998 between the Company and EquiServe Trust Company, N.A., as successor to First Chicago Trust Company of New York, as Rights Agent

10.1######

2005 Amended and Restated Agreement of Limited Partnership of MACWH, LP dated as of April 25, 2005 (The Company agrees to furnish supplementally a copy of any unfiled exhibits and schedules to this Agreement to the SEC upon request).

10.2######

Tenth Amendment to the Amended and Restated Limited Partnership Agreement of The Macerich Partnership, LP (The Company agrees to furnish supplementally a copy of any unfiled exhibits and schedules to this Amendment to the SEC upon request).

10.3######	Tax Matters Agreement

10.4######

Registration Rights Agreement dated as of April 25, 2005 among the Company and the persons named on Exhibit A thereto (The Company agrees to furnish supplementally a copy of any unfiled exhibits and schedules to this Agreement to the SEC upon request).

10.5######

$650,000,000 Interim Loan Facility and $450,000,000 Term Loan Facility Credit Agreement dated as of April 25, 2005 among The Macerich Partnership, LP, The Company, Macerich WRLP Corp., Macerich WRLP LLC, Macerich WRLP II Corp., Macerich WRLP II LP, Macerich TWC II Corp., Macerich TWC II LLC, Macerich Walleye LLC, IMI Walleye LLC, Walleye Retail Investments LLC, Deutsche Bank Trust Company Americas and various lenders (The Company agrees to furnish supplementally a copy of any unfiled exhibits and schedules to this Agreement to the SEC upon request).

10.6######

$1,000,000,000 Amended and Restated Revolving Loan Facility Credit Agreement dated as of April 25, 2005 among The Macerich Partnership, LP, The Company, Macerich WRLP Corp., Macerich WRLP LLC, Macerich WRLP II Corp., Macerich WRLP II LP, Macerich TWC II Corp., Macerich TWC II LLC, Macerich Walleye LLC, IMI Walleye LLC, Walleye Retail Investments LLC, Deutsche Bank Trust Company Americas and various lenders (The Company agrees to furnish supplementally a copy of any unfiled exhibits and schedules to this Agreement to the SEC upon request).

10.7######

Amended and Restated $250,000,000 Term Loan Facility Credit Agreement dated as of April 25, 2005 among The Macerich Partnership, LP, The Company, Macerich WRLP Corp., Macerich WRLP LLC, Macerich WRLP II Corp., Macerich WRLP II LP, Macerich TWC II Corp., Macerich TWC II LLC, Macerich Walleye LLC, IMI Walleye LLC, Walleye Retail Investments LLC, Deutsche Bank Trust Company Americas and various lenders (The Company agrees to furnish supplementally a copy of any unfiled exhibits and schedules to this Agreement to the SEC upon request).

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

*****                           Previously filed as an exhibit to the Company’s Current Report on Form 8-K, event date July 26, 2002, and incorporated herein by reference.

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

######                    Previously filed as an exhibit to the Company’s Current Report on Form 8-K, event date April 25, 2005, and incorporated herein by reference.