Form 10-Q
period 2005-09-30
MACERICH CO
filed 2005-11-08
CIK 912242

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

Commission File No. 1-12504

THE MACERICH COMPANY

(Exact name of registrant as specified in its charter)

MARYLAND	95-4448705
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

401 Wilshire Boulevard, Suite 700, Santa Monica, California 90401

(Address of principal executive office, including zip code)

(310) 394-6000

(Registrant’s telephone number, including area code)

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

YES   ☒           NO   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES   ☐           NO   ☒

Number of shares outstanding of the registrant’s common stock, as of November 7, 2005 Common Stock, par value $.01 per share: 59,940,082 shares

THE MACERICH COMPANY

FORM 10-Q

THE MACERICH COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Property, net	$5,409,852	$3,574,553
Cash and cash equivalents	68,217	72,114
Restricted cash	60,054	12,351
Tenant receivables, net	76,835	68,716
Deferred charges and other assets, net	371,057	280,694
Loans to unconsolidated joint ventures	4,220	6,643
Due from affiliates	768	3,502
Investments in unconsolidated joint ventures	1,072,034	618,523
Total assets	$7,063,037	$4,637,096

LIABILITIES, PREFERRED UNITS, PREFERRED STOCK AND COMMON STOCKHOLDERS’ EQUITY
Mortgage notes payable:
Related parties	$148,972	$141,782
Other	3,000,373	2,195,338
Total	3,149,345	2,337,120
Bank and other notes payable	2,143,000	893,000
Accounts payable and accrued expenses	72,645	47,755
Other accrued liabilities	225,024	123,081
Preferred stock dividends payable	6,039	2,358
Total liabilities	5,596,053	3,403,314
Minority interest	294,897	221,315
Class A participating convertible preferred units	213,786	—
Class A non-participating convertible preferred units	21,501	—
Commitments and contingencies
Series A cumulative convertible redeemable preferred stock, $0.01 par value value; 3,627,131 shares authorized, issued and outstanding at September 30, 2005 and December 31, 2004	98,934	98,934
Common stockholders’ equity
Common stock, $0.01 par value, 145,000,000 shares authorized; 59,313,832 and 58,785,694 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	591	586
Additional paid-in capital	1,046,325	1,029,940
Accumulated deficit	(189,793)	(103,489)
Accumulated other comprehensive income	742	1,092
Unamortized restricted stock	(19,999)	(14,596)
Total common stockholders’ equity	837,866	913,533
Total liabilities, preferred units, preferred stock and common stockholders’ equity	$7,063,037	$4,637,096

The accompanying notes are an integral part of these financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Minimum rents	$122,252	$81,398	$330,218	$231,951
Percentage rents	5,285	3,224	11,114	7,932
Tenant recoveries	65,529	35,949	167,018	116,141
Management Companies	6,921	5,642	18,362	15,656
Other	5,436	3,794	16,470	12,406
Total revenue	205,423	130,007	543,182	384,086
Expenses:
Shopping center and operating expenses	69,538	35,917	176,055	114,243
Management Companies’ operating expenses	11,748	7,130	35,086	26,280
REIT general and administrative expenses	3,420	2,788	9,937	8,084
	84,706	45,835	221,078	148,607
Interest expense:
Related parties	2,548	1,683	6,940	3,952
Others	68,806	35,757	168,689	101,528
Total interest expense	71,354	37,440	175,629	105,480
Depreciation and amortization	57,182	34,671	147,595	101,846
Equity in income from unconsolidated joint ventures	18,831	12,090	46,416	40,250
Loss on early extinguishment of debt	—	(1,237)	—	(1,642)
Gain (loss) on sale of assets	10	(112)	1,177	681
Income from continuing operations	11,022	22,802	46,473	67,442
Discontinued operations:
Gain on sale of assets	—	11	297	313
Income from discontinued operations	722	1,023	2,466	4,206
Total income from discontinued operations	722	1,034	2,763	4,519
Income before minority interest	11,744	23,836	49,236	71,961
Less Minority interest	1,406	4,180	7,085	12,650
Net income	10,338	19,656	42,151	59,311
Less Preferred dividends	6,274	2,358	13,197	6,783
Net income available to common stockholders	$4,064	$17,298	$28,954	$52,528

Earnings per common share — Basic
Income from continuing operations	$0.06	$0.28	$0.45	$0.84
Discontinued operations	0.01	0.01	0.04	0.06
Net income	$0.07	$0.29	$0.49	$0.90

Earnings per common share — Diluted
Income from continuing operations	$0.06	$0.28	$0.45	$0.83
Discontinued operations	0.01	0.01	0.04	0.06
Net income	$0.07	$0.29	$0.49	$0.89

Weighted average number of common shares outstanding:
Basic	59,247,000	58,673,000	59,073,000	58,479,000
Diluted	73,660,000	73,209,000	73,522,000	73,053,000

The accompanying notes are an integral part of these financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Unamortized Restricted	Total Common Stockholders’
	Shares	Par Value	Capital	Deficit	Income	Stock	Equity
Balance at December 31, 2004	58,785,694	$586	$1,029,940	$(103,489)	$1,092	$(14,596)	$913,533

Comprehensive income:

Net income	—	—	—	42,151	—	—	42,151

Reclassification of deferred losses	—	—	—	—	1,008	—	1,008

Interest rate swap agreement	—	—	—	—	(1,358)	—	(1,358)

Total comprehensive income	—	—	—	42,151	(350)	—	41,801

Issuance of restricted stock	260,898	3	13,898	—	—	—	13,901

Unvested restricted stock	(260,898)	(3)	—	—	—	(13,898)	(13,901)

Vested restricted stock	247,371	2	—	—	—	8,495	8,497

Exercise of stock options	174,041	1	3,849	—	—	—	3,850

Employee stock purchases	6,726	—	517	—	—	—	517

Distributions paid $(1.95) per share	—	—	—	(115,258)	—	—	(115,258)

Preferred dividends	—	—	—	(13,197)	—	—	(13,197)

Conversion of Operating Partnership units	100,000	2	2,493	—	—	—	2,495

Adjustment to reflect minority interest on pro rata basis according to period end ownership of Operating Partnership	—	—	(4,372)	—	—	—	(4,372)

Balance at September 30, 2005	59,313,832	$591	$1,046,325	$(189,793)	$742	$(19,999)	$837,866

The accompanying notes are an integral part of these financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the nine months ended September 30,
	2005	2004

Cash flows from operating activities:
Net income available to common stockholders	$28,954	$52,528
Preferred dividends	13,197	6,783
Net income	42,151	59,311
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt	—	1,642
Gain on sale of assets	(1,474)	(994)
Depreciation and amortization	149,767	105,258
Amortization of net premium on mortgage notes payable	(6,830)	(438)
Amortization of restricted stock grants	6,098	4,511
Minority interest	7,085	12,650
Equity in income from unconsolidated joint ventures	(46,416)	(40,250)
Distributions of income from unconsolidated joint ventures	5,482	10,551
Changes in assets and liabilities, net of acquisitions and dispositions:
Tenant receivables, net	5,913	6,251
Other assets	31,812	(11,046)
Accounts payable and accrued expenses	4,658	11,520
Due from affiliates	(10,778)	3,043
Other accrued liabilities	(2,490)	4,188
Total adjustments	142,827	106,886
Net cash provided by operating activities	184,978	166,197
Cash flows from investing activities:
Acquisition of property and property improvements	(15,213)	(138,577)
Development, redevelopment and expansion of centers	(52,258)	(108,210)
Renovations of centers	(26,843)	(16,352)
Tenant improvements	(15,976)	(6,335)
Deferred lease charges	(16,007)	(11,307)
Distributions of capital from unconsolidated joint ventures	123,043	49,885
Contributions of capital to unconsolidated joint ventures	(48,667)	(10,800)
Acquisitions of unconsolidated joint ventures	(43,048)	(45,950)
Repayment of loans to unconsolidated joint ventures	2,423	5,813
Distributions to minority interest holders	(3,504)	—
Proceeds from sale of assets	7,158	457
Restricted cash	(9,945)	(6,275)
Net cash used in investing activities	(98,837)	(287,651)
Cash flows from financing activities:
Proceeds from mortgages and other notes payable	189,132	452,650
Payments on mortgages and other notes payable	(128,121)	(195,403)
Deferred financing costs	(1,520)	(7,555)
Exercise of common stock options and employee stock purchases	4,369	9,098
Dividends and distributions	(144,382)	(131,427)
Dividends to preferred stockholders	(9,516)	(6,638)
Net cash (used in) provided by financing activities	(90,038)	120,725
Net decrease in cash	(3,897)	(729)
Cash and cash equivalents at beginning of period	72,114	40,634
Cash and cash equivalents at end of period	$68,217	$39,905

Supplemental cash flow information
Cash payment for interest, net of amount capitalized	$170,351	$101,680
Non-cash transactions
Acquisition of property by issuance of bank notes payable	$1,198,503	$—
Acquisition of property by assumption of mortgage notes payable	$809,542	$54,023
Acquisition of property by issuance of convertible preferred units and common units	$241,103	$—

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

The accompanying consolidated financial statements include the accounts of the Company and The Macerich Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”).  The interests in the Operating Partnership are known as OP units.  OP units not held by the Company are redeemable, subject to certain restrictions, on a one-for-one basis for the Company’s common stock or cash at the Company’s option.  Investments in entities that meet the definition of a variable interest entity in which an enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity are consolidated; otherwise they are accounted for under the equity method and are reflected as “Investments in Unconsolidated Joint Ventures”.

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

A reclassification has been made to the 2004 Consolidated Statements of Cash Flows to reclassify $10,551 of distributions from joint ventures from net cash used in investing activities to net cash provided from operating activities as a return on investment of joint ventures.

All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”):

The Company adopted Statement of Financial Accounting Standards, SFAS No. 144.  The Company sold the Westbar property on December 16, 2004, and the results for the period January 1, 2004 to September 30, 2004 have been reclassified to discontinued operations. The sale of Westbar resulted in a gain on sale of asset of $6,835. Total revenues associated with Westbar were approximately $1,261 and $3,623 for the three and nine months ended September 30, 2004, respectively.  On January 5, 2005, the Company sold Arizona Lifestyle Galleries.  The sale of this property resulted in a gain on sale of $297 and the impact on the results for the three and nine month periods ended September 30, 2004 were insignificant.

Additionally, the results of Crossroads Mall in Oklahoma for the three and nine months ended Sepember 30, 2005 and 2004 have been reclassified to discontinued operations. The Company has identified this asset for disposition. Total revenues associated with Crossroads Mall were approximately $2,657 and $8,196 for the three and nine months ended September 30, 2005, respectively.  Total revenues associated with Crossroads Mall were approximately $2,752 and $8,417 for the three and nine months ended September 30, 2004, respectively.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123(R)”). SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. The new standard will become effective in the first reporting period ending after December 15, 2005. The adoption of this statement is not expected to have a material effect on the Company’s results of operations or financial condition.

In December 2004, the FASB issued Statement No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets—an amendment of Accounting Principle Board (“APB”) Opinion No. 29.” The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 became effective in the first reporting period ending after June 15, 2005. The adoption of this statement did not have a material effect on the Company’s results of operations or financial condition.

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

In June 2005, a consensus was reached by FASB related to Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, controls a Limited Partnership or Similar Entity When the Limited Partners have Certain Rights.”  Effective for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified, the guidance in this Issue became effective after June 29, 2005.  For general partners in all other limited partnerships, the guidance in this Issue will become effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005, and that application of either one of two transition methods described in the Issue would be acceptable.  This adoption of this Issue is not expected to have a material effect on the Company’s results of operations or financial condition.

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

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the Company recognizes all derivatives in the consolidated financial statements and measures the derivatives at fair value. The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk. The Company requires that hedging derivative instruments are effective in reducing the risk exposure that they are designated to hedge. For derivative instruments associated with the hedge of an anticipated transaction, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Any instrument that meets these cash flow hedging criteria, and other criteria required by SFAS No. 133, is formally designated as a hedge at the inception of the derivative contract. When the terms of an underlying transaction are modified resulting in some ineffectiveness, the portion of the change in the derivative fair value related to ineffectiveness from period to period will be included in net income. If any derivative instrument used for risk management does not meet the hedging criteria, it is marked-to-market each period in the statement of operations, however, generally the Company intends for its derivative transactions to meet all the hedge criteria and qualify as hedges.

On an ongoing quarterly basis, the Company adjusts its balance sheet to reflect the current fair value of its derivatives. Changes in the fair value of derivatives are recorded each period in income or comprehensive income, depending on whether the derivative is designated and effective as part of a hedged transaction. To the extent that the change in value of a derivative does not perfectly offset the change in value of the instrument being hedged, the ineffective portion of the hedge is immediately recognized in income. There were no ineffective portions during the three and nine months ended September 30, 2005 or 2004.  Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to income. This reclassification occurs when the hedged items are also recognized in income. The Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.

To determine the fair value of derivative instruments, the Company uses standard market conventions and techniques such as discounted cash flow analysis, option pricing models, and termination cost at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

Interest rate cap agreements are purchased by the Company from third parties to hedge the risk of interest rate increases on some of the Company’s variable rate debt. Payments received as a result of the cap agreements are recorded as a reduction of interest expense. The fair value of the cap agreements are included in deferred charges. The fair value of these caps will vary with fluctuations in interest rates and will either be recorded in income or other comprehensive income depending on its effectiveness. The Company will be exposed to credit loss in the event of nonperformance by the counter parties to the financial instruments; however, management does not anticipate nonperformance by the counter parties.

As of September 30, 2005 and December 31, 2004, the Company had $3,101 and $4,109 reflected in other comprehensive income related to treasury rate locks settled in prior years, respectively. The Company reclassified $340 and $1,008 for the three and nine months ended September 30, 2005 and $333 and $995 for the three and nine months ended September 30, 2004, respectively, related to treasury rate lock transactions settled in prior years from accumulated other comprehensive income to earnings. It is anticipated that an additional $320 will be reclassified during the remainder of 2005. Additionally, the Company recorded other comprehensive (loss) income of ($1,358) and $2,050 related to the mark to market of interest rate swap agreements for the nine months ended September 30, 2005 and 2004, respectively. The Company recorded other comprehensive loss of $713 and $691 for the three months ended September 30, 2005 and 2004, respectively.  The amount of other comprehensive income expected for the remainder of 2005 from these interest rate caps and interest rate swap agreements are entirely dependent on interest rates and cannot be estimated. The interest rate caps and interest rate swap transactions are described below.

The $250,000 variable rate debt maturing in 2007 (See—Note 7) has an interest rate swap agreement which effectively fixed the interest rate at 4.45% from November 2003 to October 13, 2005. The fair value of this swap agreement is reflected in other comprehensive income and the fair value at September 30, 2005 and December 31, 2004 was $149 and $1,831, respectively.

The $450,000 term loan (See—Note 7) has an interest rate cap agreement from April 19, 2005 to May 1, 2006. This interest rate cap prevents the interest rate from exceeding 8.0%. The fair value of this cap agreement at September 30, 2005 was zero.

The Company has an interest rate cap from July 9, 2004 to August 9, 2007 with a notional amount of $30,000 on its loan at La Cumbre Plaza (See—Note 6). This interest rate cap prevents the interest rate from exceeding 7.12%. The fair value of this cap agreement at September 30, 2005 and December 31, 2004 was zero.

The Company has an interest rate cap from July 1, 2004 to July 1, 2006 with a notional amount of $108,000 on its loan on The Oaks (See—Note 6). This interest rate cap prevents the interest rate from exceeding 7.10%. The fair value of this cap agreement at September 30, 2005 and December 31, 2004 was zero.

The Company’s East Mesa Land and Superstition Springs joint venture have an interest rate swap through February 15, 2007 which converts $12,800 of variable rate debt with a weighted average interest rate of 3.97% to a fixed rate of 5.39%.  The fair value of this swap agreement is reflected in other comprehensive income and the Company’s share of the fair value at September 30, 2005 and December 31, 2004 was ($8) and ($82) respectively.

The Company’s Metrocenter joint venture has an interest rate swap agreement which effectively converts the Company’s $16,800 share of variable rate debt to a fixed interest rate of 4.80% from January 2005 to February 2008.  The fair value of this swap agreement is reflected in other comprehensive income and the Company’s share of the fair value of this swap agreement at September 30, 2005 was $250.

Earnings Per Share (“EPS”)

The computation of basic earnings per share is based on net income and the weighted average number of common shares outstanding for the three and nine months ended September 30, 2005 and 2004.  The computation of diluted earnings per share does not include the effect of outstanding restricted stock issued under the employee and director stock incentive plans, convertible preferred stock or convertible preferred units of MACWH, LP as they are antidilutive using the treasury method.  The OP units not held by the Company and its subsidiaries have been included in the diluted EPS calculation since they may be redeemed on a one-for-one basis for shares of common stock.  The following table computes the basic and diluted earnings per share calculation:

	For the three months ended September 30,
	2005			2004
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Net income	$10,338			$19,656
Less: preferred stock dividend	6,274			2,358

Basic EPS:
Net income available to common stockholders	4,064	59,247	$0.07	17,298	58,673	$0.29

Diluted EPS:
Conversion of OP units	1,406	14,132		4,180	14,178
Employee stock options	—	281		—	358
Net income available to common stockholders	$5,470	73,660	$0.07	$21,478	73,209	$0.29

	For the nine months ended September 30,
	2005			2004
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Net income	$42,151			$59,311
Less: preferred stock dividend	13,197			6,783

Basic EPS:
Net income available to common stockholders	28,954	59,073	$0.49	52,528	58,479	$0.90

Diluted EPS:
Conversion of OP units	7,085	14,114		12,650	14,190
Employee stock options	—	335		—	384
Net income available to common stockholders	$36,039	73,522	$0.49	$65,178	73,053	$0.89

The minority interest as reflected in the Company’s consolidated statement of operations has been allocated for EPS calculations as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Income from continuing operations	$1,267	$3,979	$6,553	$11,767
Discontinued operations:
Gain on sale of assets	—	2	57	61
Income from discontinued operations	139	199	475	822
	$1,406	$4,180	$7,085	$12,650

2.     Organization:

The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community shopping centers located throughout the United States.  The Company was organized as a Maryland corporation in September 1993.

The Company is the sole general partner of, and owns or has a majority of the ownership interests in the Operating Partnership.  As of September 30, 2005, the Operating Partnership owned or had an ownership interest in 76 regional shopping centers, 20 community shopping centers and 2 development/redevelopment projects aggregating approximately 79 million square feet of gross leasable area (“GLA”).  These 98 regional, community and redevelopment and development shopping centers are referred to hereinafter as the “Centers”, unless the context otherwise requires.

The Company is a self-administered and self-managed real estate investment trust (“REIT”) and conducts all of its operations through the Operating Partnership and the Company’s management companies, Macerich Property Management Company, LLC, a single-member Delaware limited liability company, Macerich Management Company, a California corporation (“MMC”), Westcor Partners, LLC, a single member Arizona limited liability company, Macerich Westcor Management, LLC, a single member Delaware limited liability company and Westcor Partners of Colorado, LLC, a Colorado limited liability company.  As part of the Wilmorite closing (See Note 11—Wilmorite Acquisition), the Company acquired MACW Mall Management, Inc., a New York corporation and MACW Property Management, LLC, a New York limited liability company.  These two management companies are collectively referred to herein as the “Wilmorite Management Companies.”  The three Westcor management companies are collectively referred to herein as the “Westcor Management Companies.”  All seven of the management companies are collectively referred to herein as the “Management Companies”.

The Company was organized to qualify as a REIT under the Internal Revenue Code of 1986, as amended.  As of September 30, 2005, the 19% limited partnership interest of the Operating Partnership not owned by the Company is reflected in these financial statements as minority interest.

3.     Investments in Unconsolidated Joint Ventures:

The following are the Company’s investments in unconsolidated joint ventures.  The Operating Partnership’s interest in each joint venture property as of September 30, 2005 is as follows:

Joint Venture	Partnership’s Ownership%
Biltmore Shopping Center Partners LLC	50.0%
Corte Madera Village, LLC	50.1%
PHXAZ/Kierland Commons, L.L.C.	24.5%
Macerich Northwestern Associates	50.0%
MetroRising AMS Holding LLC	15.0%
NorthPark Partners, LP	50.0%
NorthPark Land Partners, LP	50.0%
Pacific Premier Retail Trust	51.0%
SDG Macerich Properties, L.P.	50.0%
Tysons Corner Holdings LLC	50.0%
Tysons Corner Property LLC	50.0%
Tysons Corner Property Holdings II LLC	50.0%
WM Inland Investors IV, L.L.C.	50.0%
WM Ridgmar, L.P.	50.0%
West Acres Development, LLP	19.0%

Westcor Joint Ventures:
Regional Malls:

East Mesa Mall, L.L.C.—Superstition Springs Center	33.3%
New River Associates—Arrowhead Towne Center	33.3%
Scottsdale Fashion Square Partnership	50.0%
Desert Sky Mall—Tenants in Common	50.0%

Other Properties/Affiliated Companies:
Camelback Colonnade Associates Limited Partnership	75.0%
Chandler Festival SPE, LLC	50.0%
Chandler Gateway SPE, LLC	50.0%
Chandler Village Center, LLC	50.0%
Coolidge Holding LLC	37.5%
East Mesa Land, L.L.C.	50.0%
Jaren Associates #4	12.5%
Promenade Associates, L.L.C.	50.0%
Propcor Associates	25.0%
Propcor II Associates, LLC—Boulevard Shops	50.0%
Russ Lyon Realty/Westcor Venture I	50.0%
SanTan Village Phase 2, LLC	37.5%
Westcor/Gilbert, L.L.C.	50.0%
Westcor/Goodyear, L.L.C.	50.0%
Westlinc Associates—Hilton Village	50.0%
Westpen Associates	50.0%
Westcor/Queen Creek LLC	37.5%
Westcor/Surprise LLC	33.3%

The Company accounts for its unconsolidated joint ventures using the equity method of accounting.

Although the Company has a greater than 50% interest in Pacific Premier Retail Trust, Camelback Colonnade Associates Limited Partnership and Corte Madera Village, LLC, the Company shares management control with these joint venture partners and accounts for these joint ventures using the equity method of accounting.

On January 30, 2004, the Company, in a 50/50 joint venture with a private investment company, acquired Inland Center, a 1 million square foot super-regional mall in San Bernardino, California. The total purchase price was $63,300 and concurrently with the acquisition, the joint venture placed a $54,000 fixed rate loan on the property. The balance of the Company’s pro rata share of the purchase price was funded by cash and borrowings under the Company’s line of credit.  The results of Inland Center below are included for the period subsequent to its date of acquisition.

On May 11, 2004, the Company, in a 50/50 joint venture with a private mall owner, acquired NorthPark Center, a 1.3 million square foot regional mall in Dallas, Texas.  The Company’s initial investment in the property was $30,005 which was funded by borrowings under the Company’s line of credit.  In addition, the Company assumed a pro rata share of debt of $86,599 and funded an additional $45,000 post-closing.  The results of NorthPark Center below are included for the period subsequent to its date of acquisition.

On January 11, 2005, the Company became a 15% owner in a joint venture that acquired Metrocenter, a 1.4 million square foot super-regional mall in Phoenix, Arizona. The total purchase price was $160,000 and concurrently with the acquisition, the joint venture placed a $112,000 loan on the property. The Company’s share of the purchase price, net of the debt, was $7,200 which was funded by cash and borrowings under the Company’s line of credit.  The results of Metrocenter below are included for the period subsequent to its date of acquisition.

On January 21, 2005, the Company formed a 50/50 joint venture with a private investment company. The joint venture acquired a 49% interest in Kierland Commons, a 320,000 square foot mixed use center in Phoenix, Arizona. The joint venture’s purchase price for the interest in the center was $49,000. The Company assumed its share of the underlying property debt and funded the remainder of its share of the purchase price by cash and borrowings under the Company’s line of credit.  The results of Kierland Commons below are included for the period subsequent to its date of acquisition.

On April 8, 2005, the Company in a 50/50 joint venture with an affiliate of Walton Street Capital, LLC, acquired Ridgmar Mall, a 1.3 million square foot super-regional mall in Fort Worth, Texas.  The total purchase price was $71,075 and concurrently with the transaction, the joint venture placed a $57,400 fixed rate loan of 6.0725% on the property.  The balance of the Company’s prorata share, $6,838, of the purchase price was funded by borrowings under the Company’s line of credit.  The results of Ridgmar Mall below are included for the period subsequent to its date of acquisition.

On April 25, 2005, as part of the Wilmorite acquisition (See Note 11 — Wilmorite Acquisition), the Company became a 50% joint venture partner in Tysons Corner, a 2.2 million super-regional mall in McLean, Virginia.  The results of Tysons Corner below are included for the period subsequent to its date of acquisition.

Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.

Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures

	September 30, 2005	December 31, 2004

Assets
Property, net	$4,076,651	$3,076,115
Other assets	321,598	214,526
Total assets	$4,398,249	$3,290,641

Liabilities and Partners’ Capital
Mortgage notes payable(1)	$3,020,709	$2,326,198
Other liabilities	175,704	85,956
The Company’s Capital(2)	602,216	455,669
Outside partners’ Capital	599,620	422,818
Total liabilities and partners’ capital	$4,398,249	$3,290,641

(1)

Certain joint ventures have debt that could become recourse debt to the Company in excess of its pro rata share should the joint venture be unable to discharge the obligations of the related debt. As of September 30, 2005 and December 31, 2004, a total of $18,404 and $24,168 could become recourse debt to the Company, respectively.

(2)

The Company’s investment in joint ventures is $469,818 and $162,854 more than the underlying equity as reflected in the joint ventures’ financial statements as of September 30, 2005 and December 31, 2004, respectively. This represents the difference between the cost of the investment and the book value of the underlying equity of the joint venture. The Company is amortizing this difference into income on a straight-line basis, consistent with the depreciable lives on property. The depreciation and amortization expense was $10,266 and $13,757 for the nine months ending September 30, 2005 and for the twelve months ending December 31, 2004, respectively.

Combined Statements of Operations of Unconsolidated Joint Ventures

	Three Months Ended September 30, 2005
	SDG Macerich Properties	Pacific Premier Retail Trust	Westcor Joint Ventures	Other Joint Ventures	Total
Revenues:
Minimum rents	$22,945	$28,746	$22,606	$35,926	$110,223
Percentage rents	760	1,225	1,305	1,701	4,991
Tenant recoveries	11,600	11,000	10,532	16,961	50,093
Other	687	841	1,605	3,078	6,211
Total revenues	35,992	41,812	36,048	57,666	171,518
Expenses:
Shopping center and operating expenses	14,199	11,496	11,616	22,810	60,121
Interest expense	8,552	12,659	8,277	10,355	39,843
Depreciation and amortization	7,177	6,977	6,975	10,789	31,918
Total operating expenses	29,928	31,132	26,868	43,954	131,882
Loss on early extinguishment of debt	—	(13)	—	—	(13)
Gain (loss) on sale of assets	—	—	5,858	(12)	5,846
Net income	$6,064	$10,667	$15,038	$13,700	$45,469
Company’s equity in net income	$3,032	$5,433	$5,261	$5,105	$18,831

	Three Months Ended September 30, 2004
	SDG Macerich Properties	Pacific Premier Retail Trust	Westcor Joint Ventures	Other Joint Ventures	Total
Revenues:
Minimum rents	$22,800	$28,064	$22,251	$19,066	$92,181
Percentage rents	820	1,123	641	1,021	3,605
Tenant recoveries	12,266	9,710	9,007	9,137	40,120
Other	763	788	1,169	505	3,225
Total revenues	36,649	39,685	33,068	29,729	139,131
Expenses:
Shopping center and operating expenses	14,323	12,101	10,924	9,589	46,937
Interest expense	7,284	11,464	8,875	10,458	38,081
Depreciation and amortization	7,236	6,592	6,958	7,049	27,835
Total operating expenses	28,843	30,157	26,757	27,096	112,853
Loss on early extinguishment of debt	—	(315)	—	—	(315)
Gain (loss) on sale of assets	125	(11)	1,082	—	1,196
Net income	$7,931	$9,202	$7,393	$2,633	$27,159
Company’s equity in net income	$3,965	$4,687	$3,121	$317	$12,090

	Nine Months Ended September 30, 2005
	SDG Macerich Properties	Pacific Premier Retail Trust	Westcor Joint Ventures	Other Joint Ventures	Total
Revenues:
Minimum rents	$68,765	$85,611	$66,534	$87,143	$308,053
Percentage rents	2,620	3,531	2,319	3,690	12,160
Tenant recoveries	33,913	31,271	29,449	42,871	137,504
Other	3,191	2,744	3,809	8,578	18,322
Total revenues	108,489	123,157	102,111	142,282	476,039
Expenses:
Shopping center and operating expenses	42,466	34,767	33,585	55,700	166,518
Interest expense	25,375	36,787	24,998	31,915	119,075
Depreciation and amortization	21,564	20,871	23,494	27,068	92,997
Total operating expenses	89,405	92,425	82,077	114,683	378,590
Loss on early extinguishment of debt	—	(13)	—	—	(13)
Gain (loss) on sale of assets	—	—	7,317	(12)	7,305
Net income	$19,084	$30,719	$27,351	$27,587	$104,741
Company’s equity in net income	$9,542	$15,644	$9,940	$11,290	$46,416

	Nine Months Ended September 30, 2004
	SDG Macerich Properties	Pacific Premier Retail Trust	Westcor Joint Ventures	Other Joint Ventures	Total
Revenues:
Minimum rents	$67,731	$82,275	$66,342	$44,513	$260,861
Percentage rents	2,711	3,141	1,207	2,149	9,208
Tenant recoveries	35,343	31,128	28,154	20,412	115,037
Other	2,068	2,118	5,708	1,379	11,273
Total revenues	107,853	118,662	101,411	68,453	396,379
Expenses:
Shopping center and operating expenses	42,722	35,278	33,876	26,098	137,974
Interest expense	21,199	34,837	26,572	20,054	102,662
Depreciation and amortization	21,656	19,685	20,439	14,357	76,137
Total operating expenses	85,577	89,800	80,887	60,509	316,773
Loss on early extinguishment of debt	—	(315)	—	—	(315)
Gain (loss) on sale of assets	125	(11)	7,871	—	7,985
Net income	$22,401	$28,536	$28,395	$7,944	$87,276
Company’s equity in net income	$11,200	$14,520	$11,485	$3,045	$40,250

Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life (“NML”) of $139,347 and $143,364 as of September 30, 2005 and December 31, 2004, respectively.  NML is considered a related party because it is a joint venture partner with the Company in Macerich Northwestern Associates.  Interest expense incurred on these borrowings amounted to $2,372 and $7,097 for the three and nine months ended September 30, 2005, respectively, and $2,456 and $7,379 for the three and nine months ended September 30, 2004, respectively.

4.     Property:

Property consists of the following:

	September 30, 2005	December 31, 2004

Land	$1,085,851	$642,392
Building improvements	4,575,496	3,213,355
Tenant improvements	210,045	140,893
Equipment and furnishings	73,122	64,907
Construction in progress	146,054	88,229
	6,090,568	4,149,776
Less accumulated depreciation	(680,716)	(575,223)
	$5,409,852	$3,574,553

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

During the nine months ended September 30, 2005, the Company had land sales of $1,308.  No land sales occurred in the three months ended September 30, 2005.

Additionally, the above schedule includes the acquisition of Wilmorite (See Note 11 — Wilmorite Acquisition).

5.     Deferred Charges And Other Assets:

Deferred charges and other assets are summarized as follows:

	September 30, 2005	December 31, 2004

Leasing	$110,481	$93,869
Financing	38,841	29,410
In-place lease values	219,600	146,455
Leasing commission and legal costs	37,159	12,617
	406,081	282,351
Less accumulated amortization	(126,089)	(86,298)
	279,992	196,053
Other assets	91,065	84,641
	$371,057	$280,694

6.     Mortgage Notes Payable:

Mortgage notes payable at September 30, 2005 and December 31, 2004 consist of the following:

	Carrying Amount of Notes(1)
Property Pledged as	September 30, 2005		December 31, 2004					Maturity
Collateral	Other	Related Party	Other	Related Party	Interest Rate	Payment Term		Date
Borgata	$15,552	$—	$15,941	$—	5.39%	115	(a)	2007
Capitola Mall	—	42,951	—	44,038	7.13%	380	(a)	2011
Carmel Plaza	27,159	—	27,426	—	8.18%	202	(a)	2009
Chandler Fashion Center	176,565	—	178,646	—	5.14%	1,043	(a)	2012
Chesterfield Towne Center	58,797	—	59,696	—	9.07%	548	(b)	2024
Citadel	64,542	—	65,911	—	7.20%	554	(a)	2008
Danbury Fair Mall	190,695	—	—	—	4.64%	1,225	(a)	2011
Eastview Commons	9,485	—	—	—	5.46%	66	(a)	2010
Eastview Mall	105,091	—	—	—	5.10%	592	(a)	2014
Fiesta Mall	84,000	—	84,000	—	4.88%	interest only		2015
Flagstaff Mall(c)	13,136	—	13,668	—	5.39%	121	(a)	2006
FlatIron Crossing	194,948	—	197,170	—	5.23%	1,102	(a)	2013
Freehold Raceway Mall	190,566	—	—	—	4.68%	1,184	(a)	2011
Fresno Fashion Fair	65,764	—	66,415	—	6.52%	437	(a)	2008
Great Northern Mall	41,728	—	—	—	5.19%	234	(a)	2013
Greece Ridge Center(d)	72,000	—	—	—	6.39%	interest only		2005
Greeley Mall	28,986	—	29,382	—	6.18%	197	(a)	2013
La Cumbre Plaza(e)	30,000	—	30,000	—	4.65%	interest only		2007
La Encantada(f)	45,784	—	42,648	—	5.71%	interest only		2005
Marketplace Mall	41,805	—	—	—	5.30%	267	(a)	2017
Northridge Mall(g)	84,162	—	85,000	—	4.84%	453	(a)	2009
Northwest Arkansas Mall	54,825	—	55,937	—	7.33%	434	(a)	2009
Oaks, The(h)	108,000	—	108,000	—	4.21%	interest only	(a)	2006
Pacific View	91,817	—	92,703	—	7.16%	648	(a)	2011
Panorama Mall(i)	32,250	—	32,250	—	4.90%	87	(a)	2005
Paradise Valley Mall	77,404	—	78,797	—	5.39%	506	(a)	2007
Paradise Valley Mall	23,245	—	23,870	—	5.89%	183	(a)	2009
Pittsford Plaza	26,138	—	—	—	5.02%	159	(a)	2013
Prescott Gateway(j)	35,280	—	35,280	—	5.34%	interest only		2007
Paradise Village Ground Leases	7,260	—	7,463	—	5.39%	56	(a)	2006
Queens Center	93,806	—	94,792	—	6.88%	633	(a)	2009
Queens Center(k)	106,021	106,021	97,743	97,744	7.00%	1,501	(a)	2013
Rimrock Mall	44,171	—	44,571	—	7.45%	320	(a)	2011
Rotterdam Square(l)	9,717	—	—	—	5.45%	interest only		2013
Salisbury, Center at(m)	79,875	—	79,875	—	4.75%	interest only		2006
Santa Monica Place	81,290	—	81,958	—	7.70%	606	(a)	2010
Scottsdale/101 Associates(n)	56,000	—	38,056	—	5.62%	interest only		2008
Shoppingtown Mall	48,134	—	—	—	5.01%	319	(a)	2011
South Plains Mall	60,774	—	61,377	—	8.22%	454	(a)	2009
South Towne Center	64,000	—	64,000	—	6.61%	interest only		2008
Towne Mall	15,830	—	—	—	4.99%	100	(a)	2012
Valley View Center	51,000	—	51,000	—	7.89%	interest only		2006
Victor Valley, Mall of	53,889	—	54,729	—	4.60%	304	(a)	2008
Village Center	6,972	—	7,248	—	5.39%	62	(a)	2006
Village Crossroads	—	—	4,695	—	4.81%	37	(a)	(o)
Village Fair North	11,599	—	11,823	—	5.89%	82	(a)	2008
Village Plaza	5,098	—	5,316	—	5.39%	47	(a)	2006
Village Square I and II	4,476	—	4,659	—	5.39%	41	(a)	2006
Vintage Fair Mall	66,481	—	67,101	—	7.89%	508	(a)	2010
Westside Pavilion	95,231	—	96,192	—	6.67%	628	(a)	2008
Wilton Mall	49,025	—	—	—	4.79%	349	(a)	2009
	$3,000,373	$148,972	$2,195,338	$141,782

(1)

The mortgage notes payable balances include the unamortized debt premiums (discount).  These debt premiums (discount) represent the excess of the fair value of debt over the principal value of debt assumed in various acquisitions subsequent to March 1994 (with interest rates ranging from 3.81% to 7.98%). The debt premiums (discount) are amortized into interest expense over the term of the related debt in a manner which approximates the effective interest method.

The debt premiums (discount) as of September 30, 2005 and December 31, 2004 consist of the following:

	September 30, 2005	December 31, 2004

Borgata	$611	$831
Danbury Fair Mall	22,928	—
Eastview Commons	1,030	—
Eastview Mall	2,371	—
Flagstaff Mall	95	308
Freehold Raceway Mall	20,104	—
Great Northern Mall	(224)	—
Marketplace Mall	2,017	—
Paradise Valley Mall	986	1,576
Paradise Valley Mall	1,051	1,271
Paradise Village Ground Leases	61	152
Pittsford Plaza	1,235	—
Shoppingtown Mall	6,169	—
Towne Mall	676	—
Victor Valley Mall	780	1,022
Village Center	70	174
Village Crossroads	—	88
Village Fair North	267	340
Village Plaza	168	284
Village Square I and II	30	101
Wilton Mall	6,031	—
	$66,456	$6,147

(a)	This represents the monthly payment of principal and interest.

(b)

This amount represents the monthly payment of principal and interest. In addition, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property’s gross receipts (as defined in the loan agreement) exceeds a base amount specified therein. Contingent interest expense recognized by the Company was $185 and $515 for the three and nine months ended September 30, 2005, respectively. Contingent interest expense recognized by the Company was $143 and $400 for the three and nine months ended September 30, 2004, respectively.

(c)	On October 3, 2005, this entire loan was paid off in full and replaced with a new ten-year $37,000 loan at a fixed interest rate of 4.97%.

(d)

This loan is an interest only loan bearing interest at LIBOR plus 2.65%.  At September 30, 2005, the total interest rate was 6.39%.  This loan is currently in the process of being refinanced by the Company.

(e)

Concurrent with the acquisition of this property, the Company placed a $30,000 floating rate loan with an initial interest rate of 2.29%.  The interest rate is based on LIBOR plus 0.88%.  The loan matures August 1, 2007 with two one-year extensions through August 1, 2009.  At September 30, 2005 and December 31, 2004, the total interest rate was 4.65% and 3.28%, respectively.  This variable rate debt is covered by an interest rate cap agreement over the loan term which effectively prevents the interest rate from exceeding 7.12%.

(f)

This represents a construction loan which shall not exceed $51,000 bearing interest at LIBOR plus 2.0%. At September 30, 2005 and December 31, 2004, the total interest rate was 5.71% and 4.03%, respectively.  The loan is currently in the process of being refinanced by the Company.

(g)

On June 30, 2004, the Company placed a new $85,000 loan maturing in 2009.  The loan floated at LIBOR plus 2.0% for nine months and then converted to a fixed rate loan at 4.94%.  The effective interest rate over the entire term is 4.84%.

(h)

Concurrent with the acquisition of the mall, the Company placed a $108,000 loan bearing interest at LIBOR plus 1.15% and maturing July 1, 2004 with three consecutive one year options. $92,000 of the loan is at LIBOR plus 0.7% and $16,000 is at LIBOR plus 3.75%. In June 2005, the Company extended the loan maturity to July 2006. This variable rate debt is covered by an interest rate cap agreement over the loan term which effectively prevents the

LIBOR interest rate from exceeding 7.10%. At September 30, 2005 and December 31, 2004, the total weighted average interest rate was 4.21% and 2.64%, respectively.

(i)	This loan bears interest at LIBOR plus 1.65%. This loan is currently in the process of being refinanced by the Company.

(j)

This represented a construction loan which was not to exceed $46,300 and bore interest at LIBOR plus 2.25%.  Effective February 18, 2004, the loan commitment was reduced to $44,320. On July 31, 2004, this construction loan matured and was replaced with a three-year loan, plus two one-year extension options at LIBOR plus 1.65%.  At September 30, 2005 and December 31, 2004, the total interest rate was 5.34% and 3.63%, respectively.

(k)

This represented a $225,000 construction loan bearing interest at LIBOR plus 2.50%. The loan converted to a permanent fixed rate loan at 7% on August 15, 2005. At December 31, 2004, the total interest rate was 4.78%. NML is the lender for 50% of the construction loan. The funds advanced by NML are considered related party debt as they are a joint venture partner with the Company in Macerich Northwestern Associates.

(l)	This loan bears interest at LIBOR plus 1.75%. At September 30, 2005, the total interest rate was 5.45%.

(m)

This floating rate loan was issued on February 18, 2004.  The loan bears interest at LIBOR plus 1.375% and matures February 20, 2006 with a one-year extension option.  At September 30, 2005 and December 31, 2004, the total interest rate was 4.75% and 2.75%, respectively.

(n)

This represented a contruction loan which was not to exceed $54,000 and bore interest of LIBOR plus 2.00%. Effective September 22, 2005, the loan was modified and increased to $56,000 at an interest rate of LIBOR plus 1.25%. At September 30, 2005 and December 31, 2004, the total interest rate was 5.62% and 4.14%, respectively.

(o)	This loan was paid off in full in August 2005.

Certain mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

Total interest expense capitalized during the three and nine months ended September 30, 2005 was $2,715 and $7,132, respectively.  Total interest expense capitalized during the three and nine months ended September 30, 2004 was $1,676 and $7,358, respectively.

The fair value of mortgage notes payable is estimated to be approximately $3,311,715 and $2,479,148, at September 30, 2005 and December 31, 2004, respectively, based on current interest rates for comparable loans.

7.     Bank and Other Notes Payable:

The Company had a $425,000 revolving line of credit.  This revolving line of credit had a three-year term through July 26, 2005 with a one-year extension option.  The interest rate fluctuated from LIBOR plus 1.75% to LIBOR plus 3.00% depending on the Company’s overall leverage level.   On July 30, 2004, the Company amended and expanded the revolving line of credit to $1,000,000 and extended the maturity to July 30, 2007 plus a one-year extension.  The interest rate has been reduced to 1.50% over LIBOR based on the Company’s current leverage level.  The interest rate fluctuates from LIBOR plus 1.15% to LIBOR plus 1.70% depending on the Company’s overall leverage level.  As of September 30, 2005 and December 31, 2004, $793,000 and $643,000 of borrowings were outstanding at a weighted average interest rate of 5.16% and 3.81%, respectively.

On May 13, 2003, the Company issued $250,000 in unsecured notes maturing in May 2007 with a one-year extension option bearing interest at LIBOR plus 2.50%.  The proceeds were used to pay down and create more availability under the Company’s line of credit.  At September 30, 2005 and December 31, 2004, $250,000 was outstanding at an interest rate of 4.45%. In October 2003, the Company entered into an interest rate swap agreement which effectively fixed the interest rate at 4.45% from November 2003 to October 13, 2005.  Concurrent with the Wilmorite closing (See Note 11 — Wilmorite Acquisition), the Company repriced these unsecured notes.  The interest rate was reduced from LIBOR plus 2.5% to LIBOR plus 1.5%.

Concurrent with the Wilmorite closing (See Note 11 — Wilmorite Acquisition), the Company obtained a five year, $450,000 term loan bearing interest at LIBOR plus 1.50% and a $650,000 acquisition loan with a term of up to two years and bearing interest initially at LIBOR plus 1.60%.  The $450,000 term loan has an interest rate cap agreement through May 1, 2006.  This interest rate cap prevents the interest rate from exceeding 8.0%.  As of September 30, 2005, the entire term and acquisition loans were outstanding at interest rates of 5.34% and 5.43%, respectively.

Additionally, as of September 30, 2005 and December 31, 2004, the Company has contingent obligations of $29,126 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers.  The Company does not believe that these letters of credit will result in a liability to the Company.

8.     Related-Party Transactions:

The Company has engaged MMC, certain of the Westcor Management Companies and the Wilmorite Management Companies to manage the operations of certain properties and unconsolidated joint ventures.  Under these arrangements, MMC, the Westcor Management Companies and the Wilmorite Management Companies are reimbursed for compensation paid to on-site employees, leasing agents and project managers at the Centers, as well as insurance costs and other administrative expenses.  For the three and nine months ended September 30, 2005, management fees of $2,691 and $7,885 respectively, were paid to MMC by the joint ventures.  For the three and nine months ended September 30, 2004, management fees of $2,292 and $6,906, respectively, were paid to MMC by the joint ventures.  For the three and nine months ended September 30, 2005 management fees of $1,535 and $4,421, respectively, were paid to the Westcor Management Companies by the joint ventures.  For the three and nine months ended September 30, 2004 management fees of $1,196 and $3,646, respectively, were paid to the Westcor Management Companies by the joint ventures.  For the three months ended September 30, 2005 and the period of April 26, 2005 to September 30, 2005, $271 and $406 were paid by the joint ventures to the Wilmorite Management Companies, respectively.

Certain mortgage notes are held by one of the Company’s joint venture partners.  Interest expense in connection with these notes was $2,547 and $6,939 for the three and nine months ended September 30, 2005, respectively.  Interest expense in connection with these notes was $1,417 and $3,952 for the three and nine months ended September 30, 2004, respectively.  Included in accounts payable and accrued expenses is interest payable to these partners of $757 and $535 at September 30, 2005 and December 31, 2004, respectively.

As of September 30, 2005 and December 31, 2004, the Company had loans to unconsolidated joint ventures of $4,220 and $6,643, respectively.  These loans represent initial funds advanced to development stage projects prior to construction loan fundings.

Certain Company officers and affiliates have guaranteed mortgages of $21,750 at one of the Company’s joint venture properties.

9.     Commitments and Contingencies:

The Company has certain properties subject to noncancellable operating ground leases.  The leases expire at various times through 2098, subject in some cases to options to extend the terms of the lease.  Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined.  Ground rent expenses, net of amounts capitalized, were $1,093 and $2,971 for the three and nine months ended September 30, 2005, respectively.  Ground rent expenses, net of amounts capitalized, were $482 and $785 for the three and nine months ended September 30, 2004, respectively.  No contingent rent was incurred in either period.

Perchloroethylene (“PCE”) has been detected in soil and groundwater in the vicinity of a dry cleaning establishment at North Valley Plaza, formerly owned by a joint venture of which the Company was a 50% member.  The property was sold on December 18, 1997.  The California Department of Toxic Substances Control (“DTSC”) advised the Company in 1995 that very low levels of Dichloroethylene (“1,2 DCE”), a degradation byproduct of PCE, had been detected in a municipal water well located 1/4 mile west of the dry cleaners, and that the dry cleaning facility may have contributed to the introduction of 1,2 DCE into the water well.  According to DTSC, the maximum contaminant level (“MCL”) for 1,2 DCE which is permitted in drinking water is 6 parts per billion (“ppb”).  The 1,2 DCE was detected in the water well at a concentration of 1.2 ppb, which is below the MCL.  In 1998, DTSC issued an order to multiple responsible parties regarding this contamination.  The Company has retained an environmental consultant and has initiated extensive testing of the site.  The joint venture agreed (between itself and the buyer) that it would be responsible for continuing to pursue the investigation and remediation of impacted soil and groundwater resulting from releases of PCE from the former dry cleaner.  Approximately $49 and $46 have already been incurred by the joint venture for remediation, professional and legal fees for the nine months ending September 30, 2005 and 2004, respectively.  The Company has been sharing costs with former owners of the property.  An additional $34 remains reserved at September 30, 2005.

The Company acquired Fresno Fashion Fair in December 1996.  Asbestos was detected in structural fireproofing throughout much of the Center.  Testing data conducted by professional environmental consulting firms indicates that the fireproofing is largely inaccessible to building occupants and is well adhered to the structural members.  Additionally, airborne concentrations of asbestos were well within OSHA’s permissible exposure limit (“PEL”) of .1 fcc.  The accounting at acquisition included a reserve of $3,300 to cover future removal of this asbestos, as necessary.  The Center was recently renovated and a substantial amount of the asbestos was removed.  The Company, since the establishment of the reserve, has incurred $2,690 in remediation costs through September 30, 2005. The Company incurred $9 and $79 in remediation costs for the nine months ending September 30, 2005 and 2004, respectively.  An additional $610 remains reserved at September 30, 2005.

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

On an unaudited proforma basis, reflecting the acquisition of Wilmorite as if it had occurred on January 1, 2005 and 2004, the Company would have reflected net income available to common stockholders of $18,206 and $30,039, respectively, for the nine months ending September 30, 2005 and 2004.  Net income available to common stockholders on a diluted per share basis would have been $0.31 and $0.51 for the nine months ending September 30, 2005 and 2004.  Total consolidated revenues of the Company would have been $608,442 and $536,440 for the nine months ending September 30, 2005 and 2004.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition:

Assets:
Property	$1,798,487
Investments in unconsolidated joint ventures	443,681
Other assets	225,275
Total assets	2,467,443

Liabilities:
Mortgage notes payable	809,542
Other liabilities	130,191
Minority interest	96,196
Total liabilities	1,035,929

Net assets acquired	$1,431,514

The Company accounts for all acquisitions entered into subsequent to June 30, 2001 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”).  The purchase price allocation adjustments included in the Company’s balance sheet as of September 30, 2005 are based on information available at that time.  Subsequent adjustments to the allocation may be made based on additional information.

12.  Subsequent Events:

On October 26, 2005, a dividend/distribution of $0.68 per share was declared for common stockholders and OP unit holders of record on November 15, 2005.  In addition, the Company declared a dividend of $0.68 on the Company’s Series A Preferred Stock.  All dividends/distributions will be payable on December 9, 2005.

Item 2.                     Managements Discussion and Analysis of Financial Condition and Results of Operation

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

Off-Balance Sheet Arrangements:

The Company has an ownership interest in a number of joint ventures as detailed in Note 3 to the Company’s consolidated financial statements included herein. The Company accounts for those investments using the equity method of accounting and those investments are reflected on the consolidated balance sheets of the Company as “Investments in Unconsolidated Joint Ventures.” A pro rata share of the mortgage debt on these properties is shown in Item 3. Quantitative and Qualitative Disclosures about Market Risk. In addition, the following joint ventures also have debt that could become recourse debt to the Company or its subsidiaries, in excess of its pro rata share, should the partnership be unable to discharge the obligations of the related debt (in thousands):

Property	Maximum amount of debt principal that could be recourse to the Company	Maturity Date
Boulevard Shops	$2,668	1/1/2006
Chandler Village Center	15,736	12/19/2006
	$18,404

The above amounts decreased by $5.8 million from December 31, 2004.

Additionally, as of September 30, 2005, the Company has certain obligations of $29.1 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

Long-term contractual obligations:

The following is a schedule of long-term contractual obligations as of September 30, 2005 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
		Less than	1 - 3	3 - 5	More than
Contractual Obligations	Total	1 year	years	years	five years
Long-term debt obligations (includes expected interest payments)	$6,455,400	$763,650	$2,733,249	$780,143	$2,178,358
Operating lease obligations	479,901	3,414	7,104	7,636	461,747
Purchase obligations	18,598	18,598	—	—	—
Other long-term liabilities	303,708	303,708	—	—	—
	$7,257,607	$1,089,370	$2,740,353	$787,779	$2,640,105

During the three and nine months ended September 30, 2005, there have been no material changes outside the ordinary course of business other than the acquisition of Wilmorite (see “Recent Transactions”) in the above specified obligations since the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Recent Transactions:

The following table reflects the Company’s acquisitions in 2004 and for the three and nine months ended September 30, 2005.

Property/Entity	Date Acquired	Location
2004 Acquisitions:
Inland Center	1/30/04	San Bernardino, California
NorthPark Center	5/11/04	Dallas, Texas
Victor Valley, Mall of	7/1/04	Victor Valley, California
La Cumbre Plaza	7/20/04	Santa Barbara, California
Fiesta Mall	11/16/04	Mesa, Arizona
Paradise Village Ground Leases, Village Center, Village Crossroads, Village Fair and Paradise Village Office Park II	12/30/04	Phoenix, Arizona

2005 Acquisitions:
Metrocenter	1/11/05	Phoenix, Arizona
Kierland Commons	1/21/05	Phoenix, Arizona
Ridgmar Mall	4/8/05	Fort Worth, Texas

Wilmorite Portfolio:	4/25/05
Danbury Fair Mall		Danbury, Connecticut
Eastview Commons		Victor, New York
Eastview Mall		Victor, New York
Freehold Raceway Mall		Freehold, New Jersey
Great Northern Mall		Clay, New York
Greece Ridge Center		Greece, New York
Marketplace Mall		Henrietta, New York
Pittsford Plaza		Pittsford, New York
Rotterdam Square		Schenectady, New York
Shoppingtown Mall		Dewitt, New York
Towne Mall		Elizabethtown, Kentucky
Tysons Corner Center/Tysons Corner Office		McLean,Virginia
Wilton Mall		Sarasota Springs, New York

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

On April 25, 2005, the Company and the Operating Partnership completed its acquisition of Wilmorite Properties, Inc., a Delaware corporation (“Wilmorite”) and Wilmorite Holdings, L.P., a Delaware limited partnership (“Wilmorite Holdings”).  Wilmorite’s existing portfolio includes interests in 11 regional malls and two open-air community shopping centers with 13.4 million square feet of space located in Connecticut, New York, New Jersey, Kentucky and Virginia.  The total purchase price was approximately $2.333 billion, plus adjustments for working capital, including the assumption of approximately $877.2 million of existing debt with an average interest rate of 6.43% and the issuance of $234 million of convertible preferred units (“CPUs”) and $5.8 million of common units in Wilmorite Holdings.  The balance of the consideration to the equity holders of Wilmorite and Wilmorite Holdings was paid in cash, which was provided primarily by a five-year, $450 million term loan bearing interest at LIBOR plus 1.50% and a $650 million acquisition loan with a term of up to two years and bearing interest initially at LIBOR plus 1.60%.  An affiliate of the Operating Partnership is the general partner and, together with other affiliates, own approximately 83% of Wilmorite Holdings, with the remaining 17% held by those limited partners of Wilmorite Holdings who elected to receive CPUs or common units in Wilmorite Holdings rather than cash.  Approximately $213 million of the CPUs can be redeemed, subject to certain conditions, for the portion of the Wilmorite portfolio generally located in the area of Rochester, New York.  The Wilmorite portfolio, exclusive of Tysons Corner Center and Tysons Corner Office (collectively referred herein as “Tysons Center”), are referred to herein as the “2005 Wilmorite Centers.”

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

Many of the variations in the results of operations, discussed below, occurred due to the transactions described above including the acquisition of the 2005 Wilmorite Centers and the 2004 Acquisition Centers. Inland Center, Kierland Commons, Metrocenter, NorthPark Center, Ridgmar Mall and Tysons Center are referred to herein as the “Joint Venture Acquisition Centers.” 29th Street, Parklane Mall, Santa Monica Place and Queens Center were under redevelopment during all or a portion of the reporting periods and are referred to herein as the “Redevelopment Centers.” La Encantada and Scottsdale 101 were under development during all or a portion of the reporting periods and are referred to herein as the “Development Properties.” All other Centers, excluding the Redevelopment Centers, the Development Properties, the 2005 Wilmorite Centers, the 2004 Acquisition Centers and the Joint Venture Acquisition Centers, are referred to herein as the “Same Centers,” unless the context otherwise requires.

Straight-lining of Rents:

Revenues include rents attributable to the accounting practice of straight-lining of rents which requires rent to be recognized each year in an amount equal to the average rent over the term of the lease, including fixed rent increases over that period. The amount of straight-lined rents, included in consolidated revenues, recognized for the three and nine months ended September 30, 2005 was $1.9 million and $4.0 million, respectively, compared to $0.4 million and $1.1 million for the three and nine months ended September 30, 2004.  Additionally, the Company recognized through equity in income of unconsolidated joint ventures, $1.8 million and $3.0 million as its pro rata share of straight-lined rents from joint ventures for the three and nine months ended September 30, 2005 compared to $0.3 million and $0.9 million for the three and nine months ended September 30, 2004. These increases in straight-lining of rents related to the 2005 Wilmorite Centers,  the 2004 Acquisition Centers and Joint Venture Acquisition Centers which are offset by decreases resulting from the Company structuring the majority of its new leases using an annual multiple of CPI increases, which generally do not require straight-lining treatment. Currently, 52% of the mall and freestanding leases contain provisions for CPI rent increases periodically throughout the term of the lease. The Company believes that using an annual multiple of CPI increases, rather than fixed contractual rent increases, results in revenue recognition that more closely matches the cash revenue from each lease and will provide more consistent rent growth throughout the term of the leases.

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

General Factors Affecting the Centers; Competition:  Real property investments are subject to varying degrees of risk that may affect the ability of the Centers to generate sufficient revenues to meet operating and other expenses, including debt service, lease payments, capital expenditures and tenant improvements, and to make distributions to the Company and the Company’s stockholders. Income from shopping center properties may be adversely affected by a number of factors, including: the national economic climate; the regional and local economy (which may be adversely impacted by plant closings, industry slowdowns, union activities, adverse weather conditions, natural disasters, terrorist activities, and other factors); local real estate conditions (such as an oversupply of, or a reduction in demand for, retail space or retail goods and the availability and creditworthiness of current and prospective tenants); perceptions by retailers or shoppers of the safety, convenience and attractiveness of the shopping center; and increased costs of maintenance, insurance and operations (including real estate taxes). A significant percentage of the Centers are located in California, the Westcor centers are concentrated in Arizona and 12 centers are located in New York, New Jersey and Connecticut. To the extent that economic, real estate or other factors affect California, Arizona, New York, New Jersey or Connecticut (or their respective regions generally) more severely than other areas of the country, the negative impact on the Company’s economic performance could be significant. There are numerous shopping facilities that compete with the Centers in attracting tenants to lease space, and an increasing number of new retail formats and technologies other than retail shopping centers that compete with the Centers for retail sales.  Increased competition could adversely affect the Company’s revenues. Income from shopping center properties and shopping center values are also affected by such factors as applicable laws and regulations, including tax, environmental, safety and zoning laws, and by interest rate levels and the availability and cost of financing.

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

For example, on October 24, 2005, Federated Department Stores, Inc. disclosed that it has identified 82 duplicate locations in various malls which will be divested starting in 2006.  Eleven of the identified stores are located in 10 of the Centers.  No assurances can be given regarding the impact on the Company of those divestitures if they occur.

Real Estate Development Risks:  The Company’s business strategy includes the selective development and construction of retail properties. Any development, redevelopment and construction activities that the Company undertakes will be subject to the risks of real estate development, including lack of financing, construction delays, environmental requirements, budget overruns, sunk costs and lease-up. Furthermore, occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable. Real estate development activities are also subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land-use, building, occupancy, and other required governmental permits and authorizations. If any of the above events occur, the ability to pay distributions and service the Company’s indebtedness could be adversely affected.

Joint Venture Centers:  As of September 30, 2005, the Company indirectly owned partial interests in 44 Joint Venture Centers as well as fee title to a site that is ground leased to the entity that owns a Joint Venture Center and several development sites. The Company may also acquire partial interests in additional properties through joint venture arrangements. Investments in Joint Venture Centers involve risks different from those of investments in wholly-owned Centers. The Company may have fiduciary responsibilities to its partners that could affect decisions concerning the Joint Venture Centers. In certain cases, third parties share with the Company or have (with respect to one Joint Venture Center) control of major decisions relating to the Joint Venture Centers, including decisions with respect to sales, financings and the timing and amount of additional capital contributions, as well as decisions that could have an adverse impact on the Company’s REIT status. In addition, some of the Company’s outside partners control the day-to-day operations of eight Joint Venture Centers. The Company therefore does not control cash distributions from these Centers and the lack of cash distributions from these Centers could jeopardize the Company’s ability to maintain its qualification as a REIT.

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

Uninsured Losses:  Each of the Centers has comprehensive liability, fire, extended coverage and rental loss insurance with insured limits customarily carried for similar properties. The Company does not insure certain types of losses (such as losses from wars), because they are either uninsurable or not economically insurable. In addition, while the Company or the relevant joint venture, as applicable, carries earthquake insurance on the Centers located in California, the policies are subject to a deductible equal to 5% of the total insured value of each Center, a $100,000 per occurrence minimum and a combined annual aggregate loss limit of $200 million on these Centers. While the Company or the relevant joint venture also carries terrorism insurance on the Centers, the policies are subject to a $10,000 deductible and a combined annual aggregate loss of $800 million for both certified and non-certified acts of terrorism.  Each Center has environmental insurance covering eligible third-party losses, remediation and non-owned disposal sites, subject to a $100,000 deductible and a $10 million three-year aggregate limit.  Some environmental losses are not covered by this insurance because they are uninsurable or not economically insurable.  Furthermore, the Company carries title insurance on substantially all of the Centers for less than their full value. If an uninsured loss or a loss in excess of insured limits occurs, the Operating Partnership or the entity, as the case may be, that owns the affected Center could lose its capital invested in the Center, as well as the anticipated future revenue from the Center, while remaining obligated for any mortgage indebtedness or other financial obligations related to the Center. There is also no assurance that the Company will be able to maintain its current insurance coverage. An uninsured loss or loss in excess of insured limits may negatively impact the Company’s financial condition.

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

In addition, the Company will be disqualified from treatment as a REIT for the four taxable years following the year during which the qualification was lost, unless the Company was entitled to relief under statutory provisions. As a result, net income and the funds available for distributions to the Company’s stockholders will be reduced for at least five years and the fair market value of the Company’s stock could be materially adversely affected.  Furthermore, the Internal Revenue Service could challenge the Company’s REIT status for past periods, which if successful, could result in the Company owing a material amount of tax for prior periods.  It is also possible that future economic, market, legal, tax or other considerations might cause the Board of Directors to revoke the Company’s REIT election.  Even if the Company remains qualified as a REIT, it may face other tax liabilities that reduce its cash flow.  Further, the Company might be subject to federal, state and local taxes on its income and property.  Any of these taxes would decrease cash available for distributions to stockholders.

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

Comparison of Three Months Ended September 30, 2005 and 2004

Revenues

Minimum and percentage rents increased by 50.7% to $127.5 million in 2005 from $84.6 million in 2004. Approximately $32.6 million of the increase relates to the 2005 Wilmorite Centers, $0.1 million relates to the Same Centers, $3.2 million relates to the 2004 Acquisition Centers and $7.0 million primarily relates to Queens Center and the Development Properties.

During 2001, the Company adopted SFAS 141. (See “Statement on Critical Accounting Policies”). The amortization of below market leases, which is recorded in minimum rents, increased to $3.9 million in 2005 from $2.8 million in 2004. The increase is primarily due to the 2005 Wilmorite Centers and the 2004 Acquisition Centers.

Tenant recoveries increased to $65.5 million in 2005 from $35.9 million in 2004. Approximately $19.2 million of the increase relates to the 2005 Wilmorite Centers, $2.5 million relates to Queens Center and the Development Properties, $2.0 million relates to the 2004 Acquisition Centers and $5.0 million relates to the Same Centers.

Management Companies’ Revenues

Management Companies’ revenues increased by 22.7% to $6.9 million in 2005 from $5.6 million in 2004 primarily due to increased management fees received from the Joint Venture Acquisition Centers and third party management contracts.

Shopping Center and Operating Expenses

Shopping center and operating expenses increased to $69.5 million in 2005 compared to $35.9 million in 2004. The increase is a result of approximately $21.6 million due to the 2005 Wilmorite Centers, $1.8 million due to the 2004 Acquisition Centers and $2.5 million related to Queens Center and the Development Properties.  In the third quarter of 2004, the Company wrote off a contingent compensation liability of $6.5 million.

Management Companies’ Operating Expenses

Management Companies’operating expenses increased by 64.8% to $11.7 million in 2005 from $7.1 million in 2004, primarily due to a reduced income tax benefit and higher compensation expense in 2005 compared to 2004.

REIT General and Administrative Expenses

REIT general and administrative expenses increased to $3.4 million in 2005 from $2.8 million in 2004, primarily due to increases in stock-based compensation expense compared to 2004.

Interest Expense

Interest expense increased to $71.3 million in 2005 from $37.4 million in 2004. Approximately $9.8 million relates to the assumed debt from the 2005 Wilmorite Centers, $14.3 million relates to the term and acquisition loans for the Wilmorite Acquisition, $7.9 million is related to the increased borrowings under the Company’s line of credit, $1.2 million relates to the 2004 Acquisition Centers and $3.5 million relates to Queens Center and the Development Properties. These increases are offset in part by a $2.6 million decrease related to the payoff of the $250 million term loan on July 30, 2004. Additionally, capitalized interest was $2.7 million in 2005, up from $1.9 million in 2004.

Depreciation and Amortization

Depreciation and amortization increased to $57.2 million in 2005 from $34.7 million in 2004. Approximately $19.9 million relates to the 2005 Wilmorite Centers, $0.7 million relates to the 2004 Acquisition Centers, $1.5 million relates to Queens Center and the Development Properties and $0.4 million relates to the Same Centers.

Equity in Income from Unconsolidated Joint Ventures

The equity in income from unconsolidated joint ventures was $18.8 million for 2005, compared to $12.0 million in 2004. This increase is primarily due to increased income from the Joint Venture Acquisition Centers.

Loss on Early Extinguishment of Debt

In the third quarter of 2004, the Company recorded a loss from the early extinguishment of debt of $1.2 million related to the payoff of the $250 million term loan on July 30, 2004.

Discontinued Operations

The decrease in income from 2005 compared to 2004 in discontinued operations related to the Westbar property sale on December 16, 2004.

Minority Interest

The minority interest represents the 19.26% weighted average interest of the Operating Partnership not owned by the Company during 2005. This compares to 19.46% not owned by the Company during 2004.

Funds From Operations

Primarily as a result of the factors mentioned above, Funds from Operations (“FFO”)—Diluted increased 11.2% to $81.1 million in 2005 from $72.9 million in 2004. For the reconciliation of FFO and FFO-diluted to net income available to common stockholders, see “Funds from Operations.”

Comparison of Nine Months Ended September 30, 2005 and 2004

Revenues

Minimum and percentage rents increased by 42.3% to $341.3 million in 2005 from $239.9 million in 2004. Approximately $55.5 million of the increase relates to the 2005 Wilmorite Centers, $4.4 million relates to the Same Centers, $16.5 million relates to the 2004 Acquisition Centers and $24.6 million primarily relates to Queens Center and the Development Properties.

During 2001, the Company adopted SFAS 141. (See “Statement on Critical Accounting Policies”). The amortization of below market leases, which is recorded in minimum rents, increased to $8.5 million in 2005 from $6.6 million in 2004. The increase is primarily due to the 2005 Wilmorite Centers and 2004 Acquisition Centers.

Tenant recoveries increased to $167.0 million in 2005 from $116.1 million in 2004. Approximately $33.9 million of the increase relates to the 2005 Wilmorite Centers, $5.2 million relates to Queens Center and the Development Properties, $7.5 million relates to the 2004 Acquisition Centers and $4.3 million relates to the Same Centers.

Management Companies’ Revenues

Management Companies’ revenues increased by 17.3% to $18.4 million in 2005 from $15.7 million in 2004 primarily due to increased management fees received from the Joint Venture Acquisition Centers and third party management contracts.

Shopping Center and Operating Expenses

Shopping center and operating expenses increased to $176.1 million in 2005 compared to $114.2 million in 2004. The increase is a result of $36.3 million due to the 2005 Wilmorite Centers, $8.7 million due to the 2004 Acquisition Centers, $7.6 million related to Queens Center and the Development Properties and $2.7 million related to increased operating and ground rent expenses at the Same Centers.  In the third quarter of 2004, the Company wrote-off a contingent compensation liability of $6.5 million.

Management Companies’ Operating Expenses

Management Companies’ operating expenses increased by 33.5% to $35.1 million in 2005 from $26.3 million in 2004, primarily due to a reduced income tax benefit and higher compensation expense in 2005 compared to 2004.

REIT General and Administrative Expenses

REIT general and administrative expenses increased to $9.9 million in 2005 from $8.1 million in 2004, primarily due to increases in stock-based compensation expense compared to 2004.

Interest Expense

Interest expense increased to $175.6 million in 2005 from $105.5 million in 2004. Approximately $17.2 million relates to the assumed debt from the 2005 Wilmorite Centers, $24.3 million relates to the term and acquisition loans for the Wilmorite Acquisition, $17.0 million relates to increased borrowings under the Company’s line of credit, $2.2 million relates to the Northridge Center loan which closed on June 30, 2004, $4.9 million relates to the 2004 Acquisition Centers and $11.6 million relates to Queens Center and the Development Properties.  These increases are offset in part by a $7.8 million decrease related to the payoff of the $250 million term loan on July 30, 2004. Additionally, capitalized interest was $7.1 million in 2005, down from $8.8 million in 2004.

Depreciation and Amortization

Depreciation and amortization increased to $147.6 million in 2005 from $101.8 million in 2004. Approximately $36.2 million relates to the 2005 Wilmorite Centers, $4.9 million relates to the 2004 Acquisition Centers and $5.3 million relates to Queens Center and the Development Properties.  This is offset by a $0.7 million decrease relating to the Same Centers.

Equity in Income from Unconsolidated Joint Ventures

The equity in income from unconsolidated joint ventures was $46.4 million for 2005, compared to $40.2 million in 2004. This relates to increased income from the Joint Venture Acquisition Centers of $8.5 million.

Loss on Early Extinguishment of Debt

In 2004, the Company recorded a loss from early extinguishment of debt of $1.6 million related to the payoff of a loan at one of the Redevelopment Centers and the payoff of the $250 million term loan on July 30, 2004.

Gain on Sale of Assets

In 2005, a gain of $1.2 million was recorded relating to land sales compared to $0.7 million of land sales in 2004.

Discontinued Operations

The gain on sale of $0.3 million in 2005 relates to the sale of Arizona Lifestyle Galleries on January 5, 2005.  The decrease in income from discontinued operations relatess to the Westbar property sale on December 16, 2004.

Minority Interest

The minority interest represents the 19.28% weighted average interest of the Operating Partnership not owned by the Company during 2005. This compares to 19.53% not owned by the Company during 2004.

Funds From Operations

Primarily as a result of the factors mentioned above, Funds from Operations (“FFO”)—Diluted increased 11.7% to $234.1 million in 2005 from $209.6 million in 2004. For the reconciliation of FFO and FFO-diluted to net income available to common stockholders, see “Funds from Operations.”

Operating Activities

Cash flow from operations was $185.0 million in 2005 compared to $166.2 million in 2004. The increase is primarily due to the foregoing results at the Centers as mentioned above and offset by a decrease in distributions of income from unconsolidated joint ventures in 2005 compared to 2004.

Investing Activities

Cash used in investing activities was $98.8 million in 2005 compared to $287.7 million in 2004. The change resulted primarily from increases in distributions of capital from unconsolidated joint ventures.  This is offset by the joint venture acquisitions of Metrocenter and Kierland Commons, the Company’s additional contributions to NorthPark Center and the decreased development, redevelopment, expansion and renovation of Centers in 2005 due to substantial completion of the Queens Center and La Encantada projects.

Financing Activities

Cash flow used in financing activities was $90.0 million in 2005 compared to cash flow provided by financing activities of $120.7 million in 2004. The 2005 decrease compared to 2004 resulted primarily from fewer refinancings for the nine months ended September 30, 2005 compared to the same period in 2004.  Additionally, the funding of the Queens construction loan was $65.1 million less for the nine months ended September 30, 2005 compared to the same period in 2004 due to the substantial completion of the project.

Liquidity and Capital Resources

The Company intends to meet its short term liquidity requirements through cash generated from operations, working capital reserves, property secured borrowings, unsecured corporate borrowings and borrowings under the revolving line of credit. The Company anticipates that revenues will continue to provide necessary funds for its operating expenses and debt service requirements, and to pay dividends to stockholders in accordance with REIT requirements. The Company anticipates that cash generated from operations, together with cash on hand, will be adequate to fund capital expenditures which will not be reimbursed by tenants, other than non-recurring capital expenditures. The following table summarizes capital expenditures incurred at the Centers for the nine months ended September 30:

(Dollars in Millions) Consolidated Centers:	2005	2004

Acquisitions of property and equipment	$1,745.3	$160.8
Development, redevelopment and expansion of Centers	55.8	108.2
Renovations of Centers	26.8	16.3
Tenant allowances	16.0	6.3
Deferred leasing charges	16.0	11.3
Total	$1,859.9	$302.9

Joint Ventures’ (at Company’s pro rata share) Centers:	2005	2004

Acquisitions of property and equipment	$731.5	$36.4
Development, redevelopment and expansion of Centers	58.8	10.3
Renovations of Centers	18.1	6.5
Tenant allowances	6.1	5.1
Deferred leasing charges	3.9	2.5
Total	$818.4	$60.8

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

The Company’s total outstanding loan indebtedness at September 30, 2005 was $6.7 billion (including its pro rata share of joint venture debt). This equated to a debt to Total Market Capitalization (defined as total debt of the Company, including its pro rata share of joint venture debt, plus aggregate market value of outstanding shares of common stock, assuming full conversion of OP Units and preferred stock into common stock) ratio of approximately 56.3% at September 30, 2005. The majority of the Company’s debt consists of fixed-rate conventional mortgages payable collateralized by individual properties.

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

The Company had a $425.0 million revolving line of credit.  This revolving line of credit had a three-year term through July 26, 2005 with a one-year extension option.  The interest rate fluctuated from LIBOR plus 1.75% to LIBOR plus 3.00% depending on the Company’s overall leverage level.  On July 30, 2004, the Company amended and expanded the revolving line of credit to $1 billion and extended the maturity to July 30, 2007 plus a one-year extension.  The interest rate has been reduced to 1.50% over LIBOR based on the Company’s current leverage level.  The interest rate fluctuates from LIBOR plus 1.15% to LIBOR plus 1.70% depending on the Company’s overall leverage level.  As of September 30, 2005 and December 31, 2004, $793.0 million and $643.0 million, respectively, of borrowings were outstanding at an average interest rate of 5.16% and 3.81%, respectively.

On May 13, 2003, the Company issued $250.0 million in unsecured notes maturing in May 2007 with a one-year extension option bearing interest at LIBOR plus 2.50%. The proceeds were used to pay down and create more availability under the Company’s line of credit. At September 30, 2005 and December 31, 2004, the entire $250.0 million of notes were outstanding at an interest rate of 4.45%. In October 2003, the Company entered into an interest rate swap agreement which effectively fixed the interest rate at 4.45% from November 2003 to October 13, 2005.  Concurrent with the Wilmorite closing, the Company repriced these unsecured notes.  The interest rate was reduced to LIBOR plus 1.50%.

At September 30, 2005, the Company had cash and cash equivalents available of $68.2 million.

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

The inclusion of gains (losses) on sales of peripheral land included in FFO for the three and nine months ended September 30, 2005 were $1.3 million (including $1.3 million from joint ventures at pro rata) and $3.2 million (including $1.9 million from joint ventures at pro rata), respectively.  The inclusion of gains (losses) on sales of peripheral land included in FFO for the three and nine months ended September 30, 2004 were $0.5 million (including $0.5 million from joint ventures at pro rata) and $3.0 million (including $2.6 million from joint ventures at pro rata), respectively.

The following reconciles net income available to common stockholders to FFO and FFO-diluted for the three months ending September 30 (in thousands):

	2005		2004
	Shares	Amount	Shares	Amount
Net income—available to common stockholders		$4,064		$17,298
Adjustments to reconcile net income to FFO—basic:
Minority interest		1,406		4,180
(Gain) loss on sale or write-down of wholly-owned assets		(10)		101
Add: Gain on land sales—consolidated assets		—		5
Gain on sale or write-down of assets from unconsolidated entities (pro rata)		(1,321)		(498)
Add: Gain on land sales—pro rata unconsolidated entities		1,323		533
Depreciation and amortization on wholly-owned centers		57,941		35,644
Less: depreciation and amortization allocable to minority interest		(1,787)		—
Depreciation and amortization on joint ventures (pro rata)		20,495		15,854
Less: depreciation on personal property and amortization of loan costs and interest rate caps		(3,847)		(2,588)
FFO—basic(1)	73,379	78,264	72,851	70,529
Additional adjustments to arrive at FFO—diluted:
Impact of convertible preferred stock	3,628	2,503	3,629	2,358
Impact of non-participating convertible preferred units	345	323	n/a
Impact of participating convertible preferred units	n/a-antidilutive		n/a
Impact of stock options using the treasury method	281	—	357	—
FFO—diluted(2)	77,633	$81,090	76,837	$72,887

The following reconciles net income available to common stockholders to FFO and FFO-diluted for the nine months ending September 30 (in thousands):

	2005		2004
	Shares	Amount	Shares	Amount
Net income—available to common stockholders		$28,954		$52,528
Adjustments to reconcile net income to FFO—basic:
Minority interest		7,085		12,650
Gain on sale or write-down of wholly-owned assets		(1,474)		(994)
Add: Gain on land sales—consolidated assets		1,307		339
Gain on sale or write-down of assets from unconsolidated entities (pro rata)		(1,861)		(2,581)
Add: Gain on land sales—pro rata unconsolidated entities		1,867		2,616
Depreciation and amortization on wholly-owned centers		149,767		105,256
Less: depreciation and amortization allocable to minority interest		(3,612)		—
Depreciation and amortization on joint ventures (pro rata)		55,243		40,988
Less: depreciation on personal property and amortization of loan costs and interest rate caps		(10,707)		(7,967)
FFO—basic(1)	73,187	226,569	72,669	202,835
Additional adjustments to arrive at FFO—diluted:
Impact of convertible preferred stock	3,628	7,218	3,629	6,783
Impact of non-participating convertible preferred units	199	323	n/a
Impact of participating convertible preferred units	n/a-antidilutive		n/a
Impact of stock options using the treasury method	335	—	383	—
FFO—diluted(2)	77,349	$234,110	76,681	$209,618

(1)          Calculated based upon basic net income as adjusted to reach basic FFO. As of September 30, 2005 and 2004, 14.0 million and 14.2 million of OP Units and Westcor partnership units were outstanding, respectively.  The Westcor partnership units were converted into OP Units on July 27, 2004.

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

The following table sets forth information as of September 30, 2005 concerning the Company’s long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (“FV”):

	For the Years Ending December 31,
	2005	2006	2007	2008	2009	Thereafter	Total	FV
CONSOLIDATED CENTERS:
Long term debt:
Fixed rate scheduled maturity	$67,751	$169,121	$328,040	$337,759	$147,503	$1,418,223	$2,468,397	$2,600,019
Average interest rate	6.30%	6.30%	6.30%	6.20%	6.00%	6.70%	6.60%	—
Variable rate scheduled maturity	397,344	728,344	1,046,763	4,035	4,327	643,135	2,823,948	2,823,948
Average interest rate	5.40%	5.40%	5.60%	5.80%	5.80%	5.80%	5.70%	—
Total debt—Consolidated Centers	$465,095	$897,465	$1,374,803	$341,794	$151,830	$2,061,358	$5,292,345	$5,423,967
JOINT VENTURE CENTERS:
Long-term debt (pro rata share):
Fixed rate scheduled maturity	$103,936	$307,809	$42,861	$146,995	$115,230	$549,841	$1,266,672	$1,342,356
Average interest rate	6.60%	6.60%	6.30%	6.30%	6.30%	6.30%	6.50%	—
Variable rate scheduled maturity	9,163	164,829	23,783	58	61	3,726	201,620	201,620
Average interest rate	4.10%	4.10%	4.50%	4.90%	5.00%	5.00%	4.10%	—
Total debt—Joint Venture Centers	$113,099	$472,638	$66,644	$147,053	$115,291	$553,567	$1,468,292	$1,543,976

The consolidated Centers’ total fixed rate debt was $1.8 billion at December 31, 2004 and $2.5 billion at September 30, 2005. The average interest rate at December 31, 2004 was 6.42% and September 30, 2005 was 6.60%.

The consolidated Centers’ total variable rate debt was $1.5 billion at December 31, 2004 and $2.8 billion at September 30, 2005. The average interest rate at December 31, 2004 and September 30, 2005 was 3.89% and 5.7%, respectively.

The Company’s pro rata share of the Joint Venture Centers’ fixed rate debt at December 31, 2004 and September 30, 2005 was $956.4 million and $1.3 billion, respectively. The average interest rate increased from 6.46% at December 31, 2004 to 6.5% at September 30, 2005.  The Company’s pro rata share of the Joint Venture Centers’ variable rate debt at December 31, 2004 and September 30, 2005 was $190.9 million and $201.6 million, respectively. The average interest rate increased from 3.02% in 2004 to 4.1% at September 30, 2005.

The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value. The Company requires that hedging derivative instruments are effective in reducing the risk exposure that they are designated to hedge. For derivative instruments associated with the hedge of an anticipated transaction, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Any instrument that meets these hedging criteria, and other criteria required by SFAS 133, is formally designated as a hedge at the inception of the derivative contract. When the terms of an underlying transaction are modified resulting in some ineffectiveness, the portion of the change in the derivative fair value related to ineffectiveness from period to period will be included in net income. If any derivative instrument used for risk management does not meet the hedging criteria then it is marked-to-market each period in the statement of operations, however, generally the Company intends for all derivative transactions to meet all the hedge criteria and qualify as hedges. The Company does not plan to enter into derivative transactions for speculative purposes.

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

The $250.0 million variable rate debt maturing in 2007 has an interest rate swap agreement which effectively fixed the interest rate at 4.45% from November 2003 to October 13, 2005. The fair value of this swap agreement at September 30, 2005 and December 31, 2004 was $0.1 million and $1.8 million, respectively.

The $450.0 million term loan has an interest rate cap agreement from April 19, 2005 to May 1, 2006. This interest rate cap prevents the interest rate from exceeding 8.0%. The fair value of this cap agreement at September 30, 2005 was zero.

The Company has an interest rate cap from July 9, 2004 to August 9, 2007 with a notional amount of $30.0 million on their loan at La Cumbre Plaza. This interest rate cap prevents the LIBOR interest rate from exceeding 7.12%. The fair value of this cap agreement at September 30, 2005 and December 31, 2004 was zero.

The Company has an interest rate cap from July 1, 2004 to July 1, 2006 with a notional amount of $108.0 million on their loan on The Oaks. This interest rate cap prevents the LIBOR interest rate from exceeding 7.10%. The fair value of this cap agreement at September 30, 2005 and December 31, 2004 was zero.

The Company’s East Mesa Land and Superstition Springs joint venture have an interest rate swap through February 15, 2007 which converts $12.8 million of variable rate debt with a weighted average interest rate of 3.97% to a fixed rate of 5.39%. This swap has been designated as a hedge in accordance with SFAS No. 133. Additionally, interest rate caps were simultaneously sold to offset the effect of the interest rate cap agreements. These interest rate caps do not qualify for hedge accounting in accordance with SFAS 133.

The Company’s Metrocenter joint venture has an interest rate swap which converts $16.8 million of variable rate debt with a current rate of LIBOR plus 94 basis points to a fixed rate of 4.80%.  This swap has been designated as a hedge in accordance with SFAS No. 133.

In addition, the Company has assessed the market risk for its variable rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $30.2 million per year based on $3.0 billion outstanding of variable rate debt at September 30, 2005.

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

However, based on their evaluation as of September 30, 2005, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2                Unregistered Sales of Equity and Use of Proceeds

See the Company's Current Report on Form 8-K, event date September 27, 2005.  Such shares were issued on October 4, 2005.

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

The Macerich Company

		By:	/s/ Thomas E. O’Hern
Thomas E. O’Hern
Executive Vice President and
Chief Financial Officer

Date:	November 8, 2005