Form 10-K
period 2005-12-31
MACERICH CO
filed 2006-03-09
CIK 912242

QuickLinks -- Click here to rapidly navigate through this document
Securities and Exchange Commission Washington, D.C. 20549 FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2005
Commission File No. 1-12504
The Macerich Company (Exact name of registrant as specified in its charter)
Maryland (State or other jurisdiction of incorporation or organization)
401 Wilshire Boulevard, Suite 700, Santa Monica, California 90401 (Address of principal executive offices, including zip code)
95-4448705 (I.R.S. Employer Identification Number)
Registrant's telephone number, including area code: (310) 394-6000
Securities registered pursuant to Section 12(b) of the Act
Title of each class Common Stock, $0.01 Par Value Preferred Share Purchase Rights
Name of each exchange on which registered New York Stock Exchange New York Stock Exchange Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment on to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $2.4 billion as of the last business day of the registrant's most recent completed second quarter based upon the price at which the common shares were last sold on that day.
Number of shares outstanding of the registrant's common stock, as of February 24, 2006: 71,423,917 shares
DOCUMENTS INCORPORATED BY REFERENCE Portions of the proxy statement for the annual stockholders meeting to be held in 2006 are incorporated by reference into Part III of this Form 10-K

THE MACERICH COMPANY

Annual Report on Form 10-K

For the Year Ended December 31, 2005

Part I

Item 1. Business

General

The Macerich Company (the "Company") is involved in the acquisition, ownership, development, redevelopment, management, and leasing of regional and community shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"). As of December 31, 2005, the Operating Partnership owned or had an ownership interest in 75 regional shopping centers, 20 community shopping centers and two development properties aggregating approximately 78.9 million square feet of gross leasable area ("GLA"). These 97 regional, community and development shopping centers are referred to hereinafter as the "Centers", unless the context otherwise requires. The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Company's management companies, Macerich Property Management Company, LLC, a single-member Delaware limited liability company, Macerich Management Company, a California corporation, Westcor Partners, LLC, a single member Arizona limited liability company, Macerich Westcor Management, LLC, a single member Delaware limited liability company and Westcor Partners of Colorado, LLC, a Colorado limited liability company. As part of the Wilmorite acquisition (See Recent Developments—Acquisitions), the Company acquired MACW Mall Management, Inc., a New York corporation and MACW Property Management, LLC, a New York limited liability company. These two management companies are collectively referred to herein as the "Wilmorite Management Companies." The three Westcor management companies are collectively referred herein as the "Westcor Management Companies." All seven of the management companies are collectively referred to herein as the "Management Companies."

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

Recent Developments

Equity Offering

On January 19, 2006, the Company issued 10,952,381 common shares for net proceeds of $747.0 million. The proceeds from issuance of the shares were used to pay off the $619.0 million acquisition loan from the Wilmorite acquisition and to pay down a portion of the Company's line of credit pending use to pay part of the purchase price for Valley River Center (See Acquisitions).

Acquisitions

On February 1, 2006, the Company acquired Valley River Center, a 916,000 square foot super-regional mall in Eugene, Oregon. The total purchase price was $187.5 million and concurrent with the acquisition, the

The Macerich Company    1

Company placed a $100.0 million loan bearing interest at a fixed rate of 5.58% on the property. The balance of the purchase price was funded by cash and borrowings under the Company's line of credit.

On January 11, 2005, the Company became a 15% owner in a joint venture that acquired Metrocenter, a 1.3 million square foot super-regional mall in Phoenix, Arizona. The total purchase price was $160 million and concurrently with the acquisition, the joint venture placed a $112 million floating rate loan on the property. The Company's share of the purchase price, net of the debt, was $7.2 million which was funded by cash and borrowings under the Company's line of credit.

On January 21, 2005, the Company formed a 50/50 joint venture with a private investment company. The joint venture acquired a 49% interest in Kierland Commons, a 437,000 square foot mixed use center in Phoenix, Arizona. The joint venture's purchase price for the interest in the property was $49.0 million. The Company assumed its share of the underlying property debt and funded the remainder of its share of the purchase price by cash and borrowings under the Company's line of credit.

On April 8, 2005, the Company acquired Ridgmar Mall, a 1.3 million square foot super-regional mall in Fort Worth, Texas. The acquisition was completed in a 50/50 joint venture with an affiliate of Walton Street Capital, LLC. The purchase price was $71.1 million. Concurrent with the closing, a $57.4 million loan bearing interest at a fixed rate of 6.07% was placed on the property. The balance of the purchase price was funded by borrowings under the Company's line of credit.

On April 25, 2005, the Company and the Operating Partnership completed its acquisition of Wilmorite Properties, Inc., a Delaware corporation ("Wilmorite") and Wilmorite Holdings, L.P., a Delaware limited partnership ("Wilmorite Holdings"). Wilmorite's portfolio includes interests in 11 regional malls and two open-air community shopping centers with 13.4 million square feet of space located in Connecticut, New York, New Jersey, Kentucky and Virginia. The total purchase price was approximately $2.333 billion, plus adjustments for working capital, including the assumption of approximately $877.2 million of existing debt with an average interest rate of 6.43% and the issuance of $234 million of convertible preferred units ("CPUs") and $5.8 million of common units in Wilmorite Holdings. The balance of the consideration to the equity holders of Wilmorite and Wilmorite Holdings was paid in cash, which was provided primarily by a five-year, $450 million term loan bearing interest at LIBOR plus 1.50% and a $650 million acquisition loan with a term of up to two years and bearing interest initially at LIBOR plus 1.60%. An affiliate of the Operating Partnership is the general partner and, together with other affiliates, own approximately 83% of Wilmorite Holdings, with the remaining 17% held by those limited partners of Wilmorite Holdings who elected to receive CPUs or common units in Wilmorite Holdings rather than cash. Approximately $213 million of the CPUs can be redeemed, subject to certain conditions, for the portion of the Wilmorite portfolio generally located in the area of Rochester, New York.

Financing Activity

Concurrent with the Wilmorite closing, the Company modified its $250 million unsecured term loan. The interest rate was reduced from LIBOR plus 2.50% to LIBOR plus 1.50%.

Concurrent with the Wilmorite closing, the Company obtained a five-year $450 million term loan bearing interest at LIBOR plus 1.50% and a $650 million acquisition loan with a term of up to two years and bearing

2     The Macerich Company

interest initially at LIBOR plus 1.60%. The outstanding $619.0 million balance of this acquisition loan was paid off in full with the net proceeds of the Company's common stock offering on January 19, 2006 (See Equity Offering). The $450 million term loan has an interest rate swap agreement which effectively fixes the interest rate at 6.296% (4.796% swap rate plus 1.50%) from December 1, 2005 to April 15, 2010.

On May 20, 2005, the Company's joint venture in Lakewood Mall refinanced the loan on the property. The original loan of $127 million at an average interest rate of 7.1% was replaced with a ten-year $250 million loan bearing interest at 5.41%. The Company's share of the loan proceeds were used to pay down its line of credit.

On October 3, 2005, the Company obtained a 10-year $37 million fixed rate loan bearing interest at 4.97% at Flagstaff Mall. The proceeds were used to payoff the existing $13.0 million loan which had an interest rate of 7.8%. The balance of the loan proceeds were used to pay down the Company's line of credit.

On October 4, 2005, the Company's joint venture in Camelback Colonnade obtained a $41.5 million two-year loan bearing interest at LIBOR plus 0.69% on the property. The proceeds were used to pay off the existing $30.7 million loan which had an interest rate of 7.5%. The Company's share of the remaining loan proceeds were used to pay down the Company's line of credit.

On November 9, 2005, the Company refinanced the $72.0 million loan on Greece Ridge Mall. The interest rate was reduced from LIBOR plus 2.625% to LIBOR plus 0.65%.

On September 22, 2005, the Company's joint venture in Scottsdale 101 modified its construction loan and obtained an additional $16.0 million advance, increasing the loan to a $56 million floating-rate loan on the property at a rate of LIBOR plus 1.25%. The Company's share of the loan proceeds were used to pay down the Company's line of credit.

On December 29, 2005, the Company refinanced the loan on Valley View Mall. The old loan of $51.0 million with a fixed rate of 7.89% was replaced with a $125.0 million, five-year fixed rate loan bearing interest at 5.72%. The excess proceeds were used to pay down the Company's line of credit and used for general corporate purposes.

Redevelopment and Development Activity

At Washington Square in suburban Portland, Oregon, the Company had a grand opening on November 18, 2005 of a lifestyle oriented expansion project which consists of the addition of 76,000 square feet of shop space. In addition, an agreement has been reached with Mervyn's to recapture its 100,000 square foot location. The Company plans to recycle that square footage over the next two years.

At Fresno Fashion Fair, an 87,000 square foot lifestyle center expansion to the existing mall continues on schedule. The first phase, which included The Cheesecake Factory, opened on December 3, 2005. Completion of the balance of the project is expected in Summer 2006.

Construction continues on the Twenty Ninth Street project, a signature, outdoor retail development on 62 acres in the heart of Boulder, Colorado. Retail tenants include Ann Taylor Loft, Apple, Bath and Body Works,

The Macerich Company    3

Clark's Shoes, Puma, JJill, Victoria Secret, and White House/Black Market joining anchors Macy's department store, Wild Oats, Home Depot, and Century Theatres and an array of additional specialty stores and restaurants. Twenty Ninth Street is scheduled to open in phases starting in the Fall 2006.

Construction will begin in the first quarter of 2006 on the SanTan Village regional shopping center in Gilbert, Arizona. The center is an outdoor open air streetscape project planned to contain in excess of 1.5 million square feet on 120 acres. The center will be anchored by Dillard's, Harkins Theatres and will contain a lifestyle shopping district featuring retail, office, residential and restaurants. It is also anticipated that an additional department store will also anchor this center. The project is scheduled to open in phases starting in Fall 2007 with all phases completed by 2008.

Dispositions

On January 5, 2005, the Company sold the Arizona Lifestyle Galleries for $4.3 million. The sale resulted in a gain on sale of asset of $0.3 million.

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

4     The Macerich Company

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

Acquisitions.    The Company focuses on well-located, quality regional shopping centers that are, or it believes can be dominant in their trade area and have strong revenue enhancement potential. The Company subsequently seeks to improve operating performance and returns from these properties through leasing, management and redevelopment. Since its initial public offering, the Company has acquired interests in shopping centers nationwide. The Company believes that it is geographically well positioned to cultivate and maintain ongoing relationships with potential sellers and financial institutions and to act quickly when acquisition opportunities arise. (See "Recent Developments—Acquisitions").

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

On a selective basis, the Company also does property management and leasing for third parties. The Company currently manages three malls for third party owners on a fee basis. In addition, the Company manages four community centers for a related party. (See—"Item 13—Certain Relationships and Related Transactions").

Redevelopment.    One of the major components of the Company's growth strategy is its ability to redevelop acquired properties. For this reason, the Company has built a staff of redevelopment professionals who have primary responsibility for identifying redevelopment opportunities that will result in enhanced long-term

The Macerich Company    5

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

The Centers

As of December 31, 2005, the Centers consist of 75 Regional Shopping Centers, 20 Community Shopping Centers and two development properties aggregating approximately 78.9 million square feet of GLA. The 75 Regional Shopping Centers in the Company's portfolio average approximately 972,126 square feet of GLA and range in size from 2.2 million square feet of GLA at Tyson's Corner Center to 323,449 square feet of GLA at Panorama Mall. The Company's 20 Community Shopping Centers have an average of 250,511 square feet of GLA. The Centers presently include 310 Anchors totaling approximately 42.0 million square feet of GLA and approximately 10,000 Mall and Freestanding Stores totaling approximately 36.9 million square feet of GLA.

Competition

There are numerous owners and developers of real estate that compete with the Company in its trade areas. There are seven other publicly traded mall companies and several large private mall companies, any of which under certain circumstances could compete against the Company for an acquisition, an Anchor or a tenant. This results in competition for both acquisition of centers and for tenants or Anchors to occupy space. The existence of competing shopping centers could have a material impact on the Company's ability to lease space and on the level of rent that can be achieved. There is also increasing competition from other retail formats and technologies, such as lifestyle centers, power centers, internet shopping and home shopping networks, factory outlet centers, discount shopping clubs and mail-order services that could adversely affect the Company's revenues.

Major Tenants

The Centers derived approximately 94.0% of their total rents for the year ended December 31, 2005 from Mall and Freestanding Stores. One tenant accounted for approximately 4.1% of minimum rents of the Company, and no other single tenant accounted for more than 3.6% as of December 31, 2005.

6     The Macerich Company

The following tenants (including their subsidiaries) represent the 10 largest tenants in the Company's portfolio (including joint ventures) based upon minimum rents in place as of December 31, 2005:

Tenant	Primary DBA's	Number of Locations in the Portfolio	% of Total Minimum Rents as of December 31, 2005

Limited Brands, Inc.	Victoria's Secret, Bath and Body	220	4.1%
The Gap, Inc.	Gap, Old Navy, Banana Republic	123	3.6%
Foot Locker, Inc.	Footlocker, Lady Footlocker	166	2.2%
Luxottica Group S.P.A.	Lenscrafters, Sunglass Hut	218	1.8%
Cingular Wireless, LLC(1)	Cingular Wireless	31	1.6%
Zale Corporation	Zales	133	1.5%
Sun Capital Partners, Inc.(2)	Anchor Blue, Mervyn's, Sam Goody and Suncoast Motion Pictures	107	1.4%
Federated Department Stores, Inc.(3)	Macy's, Robinsons-May, Foley's	90	1.2%
J.C. Penney Company, Inc.	J.C. Penney	53	1.1%
Abercrombie & Fitch Co.	Abercrombie & Fitch, Hollister	50	1.1%

(1)
Includes Cingular Wireless office headquarters located at Redmond Town Center.

(2)
Sun Capital Partners, Inc. owns Musicland Holding Corp. which operates Sam Goody and Suncoast Motion Pictures. On February 1, 2006, Musicland Holding Corp. announced the closure of 341 of its low performing Sam Goody and Suncoast Picture Stores which include 26 stores in the Centers.

(3)
Federated Department Stores, Inc. disclosed that it has identified duplicate locations in certain malls which will be divested during 2006. Eleven of the identified stores are located in 10 of the Centers.

Mall and Freestanding Stores

Mall and Freestanding Store leases generally provide for tenants to pay rent comprised of a fixed base (or "minimum") rent and a percentage rent based on sales. In some cases, tenants pay only a fixed minimum rent, and in some cases, tenants pay only percentage rents. Historically, most leases for Mall and Freestanding Stores contain provisions that allow the Centers to recover their costs for maintenance of the common areas, property taxes, insurance, advertising and other expenditures related to the operations of the Center. The Company generally enters into leases which require tenants to pay a stated amount for such operating expenses, generally excluding property taxes, regardless of the expenses the Company actually incurs at any Center.

Tenant space of 10,000 square feet and under in the portfolio at December 31, 2005 comprises 68.9% of all Mall and Freestanding Store space. The Company uses tenant spaces of 10,000 square feet and under for comparing rental rate activity. The Company believes that to include space over 10,000 square feet would provide a less meaningful comparison.

The Macerich Company    7

When an existing lease expires, the Company is often able to enter into a new lease with a higher base rent component. The average base rent for new Mall and Freestanding Store leases at the consolidated Centers, 10,000 square feet and under, commencing during 2005 was $35.60 per square foot, or 15.9% higher than the average base rent for all Mall and Freestanding Stores at the consolidated Centers, 10,000 square feet and under, expiring during 2005 of $30.71 per square foot.

The following tables set forth for the Centers, the average base rent per square foot of Mall and Freestanding GLA, for tenants 10,000 square feet and under, as of December 31 for each of the past three years:

Consolidated Centers: For the Year Ended December 31,	Average Base Rent Per Square Foot(1)	Avg. Base Rent Per Sq. Ft. on Leases Commencing During the Year(2)	Avg. Base Rent Per Sq. Ft. on Leases Expiring During the Year(3)

2003	$31.71	$36.77	$29.93
2004	$32.60	$35.31	$28.84
2005	$34.23	$35.60	$30.71

Joint Venture Centers: For the Year Ended December 31,	Average Base Rent Per Square Foot(1)	Avg. Base Rent Per Sq. Ft. on Leases Commencing During the Year(2)	Avg. Base Rent Per Sq. Ft. on Leases Expiring During the Year(3)

2003	$31.29	$37.00	$27.83
2004	$33.39	$36.86	$29.32
2005	$36.35	$39.08	$30.18

(1)
Average base rent per square foot is based on Mall and Freestanding Store GLA for spaces, 10,000 square feet and under, occupied as of December 31 for each of the Centers owned by the Company in 2003, 2004 and 2005.

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

8     The Macerich Company

profitability is cost of occupancy. The following tables summarize occupancy costs for Mall Store tenants in the Centers as a percentage of total Mall Store sales for the last three years:

	For Years ended December 31,
Consolidated Centers:	2003	2004	2005

Minimum Rents	8.7%	8.3%	8.3%
Percentage Rents	0.3%	0.4%	0.5%
Expense Recoveries(1)	3.8%	3.7%	3.6%

	12.8%	12.4%	12.4%

	For Years ended December 31,
Joint Venture Centers:	2003	2004	2005

Minimum Rents	8.1%	7.7%	7.4%
Percentage Rents	0.4%	0.5%	0.5%
Expense Recoveries(1)	3.2%	3.2%	3.0%

	11.7%	11.4%	10.9%

(1)
Represents real estate tax and common area maintenance charges.

Lease Expirations

The following tables show scheduled lease expirations (for Centers owned as of December 31, 2005) of Mall and Freestanding Stores (10,000 square feet and under) for the next ten years, assuming that none of the tenants exercise renewal options:

Consolidated Centers: Year Ending December 31,	Number of Leases Expiring	Approximate GLA of Leases Expiring(1)	% of Total Leased GLA Represented by Expiring Leases(2)	Ending Base Rent per Square Foot of Expiring Leases(1)

2006	547	1,151,106	13.27%	$31.92
2007	433	959,315	11.06%	$31.45
2008	403	800,201	9.22%	$35.90
2009	355	713,211	8.22%	$35.59
2010	473	977,999	11.27%	$38.36
2011	409	1,100,180	12.68%	$37.40
2012	284	781,858	9.01%	$35.16
2013	201	494,677	5.70%	$39.62
2014	264	602,204	6.94%	$47.56
2015	280	743,851	8.57%	$45.17

The Macerich Company    9

Joint Venture Centers (at Company's pro rata share): Year Ending December 31,	Number of Leases Expiring	Approximate GLA of Leases Expiring(1)	% of Total Leased GLA Represented by Expiring Leases(2)	Ending Base Rent per Square Foot of Expiring Leases(1)

2006	433	415,258	10.91%	$36.19
2007	383	432,169	11.36%	$33.42
2008	418	434,656	11.42%	$36.95
2009	401	430,567	11.32%	$36.43
2010	400	414,615	10.90%	$39.43
2011	317	387,525	10.19%	$38.84
2012	251	269,831	7.09%	$42.82
2013	223	244,582	6.43%	$41.87
2014	214	262,849	6.91%	$40.93
2015	220	283,424	7.45%	$41.55

(1)
Currently, 37% of leases have provisions for future consumer price index increases which are not reflected in ending lease rent.

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

Anchors accounted for approximately 6.0% of the Company's total rent for the year ended December 31, 2005.

10     The Macerich Company

The following table identifies each Anchor, each parent company that owns multiple Anchors and the number of square feet owned or leased by each such Anchor or parent company in the Company's portfolio at December 31, 2005:

Name	Number of Anchor Stores	GLA Owned by Anchor	GLA Leased by Anchor	Total GLA Occupied by Anchor

Federated Department Stores, Inc.(1)
Macy's	30	3,443,795	1,363,651	4,807,446
Robinsons-May	17	1,901,396	1,084,491	2,985,887
Foley's	7	1,379,668	—	1,379,668
Kaufmann's	5	495,816	149,009	644,825
Hecht's	3	140,000	380,502	520,502
Meier & Frank	2	242,505	200,000	442,505
Lord & Taylor	4	209,422	199,372	408,794
Filene's	2	—	288,879	288,879
Bloomingdale's	1	—	255,888	255,888
Marshall Field's	2	115,193	100,790	215,983
Famous-Barr	1	180,000	—	180,000

Total	74	8,107,795	4,022,582	12,130,377
Sears Holdings Corporation
Sears	53	4,800,780	2,240,500	7,041,280
Great Indoors, The	1	—	131,051	131,051
K-Mart	1	—	86,479	86,479

Total	55	4,800,780	2,458,030	7,258,810
J.C. Penney	51	2,757,645	4,010,957	6,768,602
Dillard's(2)	29	3,693,812	1,052,582	4,746,394
Nordstrom(3)	11	699,127	1,128,369	1,827,496
The Bon-Ton Stores Inc.(4)
Younkers(4)	6	—	609,177	609,177
Bon-Ton, The	6	263,534	335,184	598,718
Herberger's(4)	5	269,969	214,573	484,542

Total	17	533,503	1,158,934	1,692,437
Sun Capital Partners, Inc.
Mervyn's(5)	19	888,611	627,412	1,516,023
Target(6)	12	920,541	564,279	1,484,820
Gottschalk's	8	332,638	608,772	941,410
Home Depot (Expo Design Center)(7)	4	132,003	375,404	507,407
Neiman Marcus	3	120,000	321,450	441,450
Wal-Mart(8)	2	371,527	—	371,527
Burlington Coat Factory	4	186,570	172,838	359,408
Boscov's	2	—	314,717	314,717
Steve & Barry's University Sportswear	2	148,750	157,000	305,750
Von Maur	3	186,686	59,563	246,249
Belk, Inc.
Belk	3	—	200,925	200,925
Lowe's	1	135,197	—	135,197
Best Buy	2	129,441	—	129,441
Wegmans Food Markets, Inc.
Chase-Pitkin Home & Garden	1	—	124,832	124,832
Kohl's	1	—	114,359	114,359
Dick's Sporting Goods	1	—	97,241	97,241
Saks Fifth Avenue	1	—	92,000	92,000
L.L. Bean	1	—	75,778	75,778
Gordmans	1	—	60,000	60,000
Peebles	1	—	42,090	42,090
Beall's	1	—	40,000	40,000

	310	24,144,626	17,880,114	42,024,740

(1)
Federated Department Stores, Inc. disclosed that it has identified duplicate locations in certain malls which will be divested during 2006. Eleven of the identified stores are located in 10 of the Centers.

(2)
Dillard's completed a 58,000 square foot expansion at Green Tree Mall in March 2005.

(3)
Nordstrom opened a new 200,000 square foot store at NorthPark Center in November 2005.

The Macerich Company    11

(4)
The Bon-Ton Stores, Inc. has acquired Herberger's and Younkers from Saks Incorporated in a transaction completed in March 2006. Herberger's completed a 42,000 square foot expansion at Rimrock Mall in October 2005. The Bon-Ton stores at Great Northern Mall and Shoppingtown Mall closed in January 2006.

(5)
At Washington Square, an agreement has been reached with Mervyn's to recapture its 100,000 square foot location. The Company plans to recycle that square footage over the next two years.

(6)
Target opened a new 116,000 square foot store at Valley Mall in October 2005.

(7)
Home Depot opened a new 141,000 square foot store at Twenty Ninth Street in January 2006.

(8)
Wal-Mart opened a 206,527 square foot store at San Tan Village in January 2005.

Environmental Matters

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

Based on these audits, and on other information, the Company is aware of the following environmental issues that may reasonably result in costs associated with future investigation or remediation, or in environmental liability:

  •
  Asbestos. The Company has conducted asbestos-containing materials ("ACM") surveys at various locations within the Centers. The surveys indicate that ACMs are present or suspected in certain areas, primarily vinyl floor tiles, mastics, roofing materials, drywall tape and joint compounds. The identified ACMs are generally non-friable, in good condition, and possess low probabilities for disturbance. At certain Centers where ACMs are present or suspected, however, some ACMs have been or may be classified as "friable," and ultimately may require removal under certain conditions. The Company has developed and implemented an operations and maintenance ("O&M") plan to manage ACMs in place.

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

PCE has been detected in soil and groundwater in the vicinity of a dry cleaning establishment at North Valley Plaza, formerly owned by a joint venture of which the Company was a 50% member. The property was sold on December 18, 1997. The California Department of Toxic Substances Control ("DTSC") advised the

12     The Macerich Company

Company in 1995 that very low levels of Dichloroethylene ("1,2 DCE"), a degradation byproduct of PCE, had been detected in a municipal water well located 1/4 mile west of the dry cleaners, and that the dry cleaning facility may have contributed to the introduction of 1,2 DCE into the water well. According to the DTSC, the maximum contaminant level ("MCL") for 1,2 DCE which is permitted in drinking water is 6 parts per billion ("ppb"). The 1,2 DCE was detected in the water well at a concentration of 1.2 ppb, which is below the MCL. In 1998, DTSC issued an order to multiple responsible parties regarding this contamination. The Company has retained an environmental consultant and has initiated extensive testing of the site. The joint venture agreed (between itself and the buyer) that it would be responsible for continuing to pursue the investigation and remediation of impacted soil and groundwater resulting from releases of PCE from the former dry cleaner. A total of $0.1 million and $0.1 million have already been incurred by the joint venture for remediation, professional and legal fees for the years ended December 31, 2005 and 2004, respectively. The Company has been sharing costs with former owners of the property. A minimal amount remains reserved at December 31, 2005.

The Company acquired Fresno Fashion Fair in December 1996. Asbestos was detected in structural fireproofing throughout much of the Center. Testing data conducted by professional environmental consulting firms indicates that the fireproofing is largely inaccessible to building occupants and is well adhered to the structural members. Additionally, airborne concentrations of asbestos were well within OSHA's permissible exposure limit of .1 fcc. The accounting at acquisition included a reserve of $3.3 million to cover future removal of this asbestos, as necessary. The Center was recently renovated and a substantial amount of the asbestos was removed. The Company incurred $0.5 million and $0.1 million in remediation costs for the years ended December 31, 2005 and 2004, respectively. An additional $1.2 million remains reserved at December 31, 2005.

Insurance

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

The Macerich Company    13

stockholders. Qualification and taxation as a REIT depends on the Company's ability to meet certain dividend distribution tests, share ownership requirements and various qualification tests prescribed in the Code.

Employees

As of December 31, 2005, the Company and the management companies employ 2,787 persons, including executive officers (8), personnel in the areas of acquisitions and business development (13), property management (477), leasing (135), redevelopment/development (104), financial services (247) and legal affairs (59). In addition, in an effort to minimize operating costs, the Company generally maintains its own security and guest services staff (1,680) and in some cases maintenance staff (64). The Company primarily engages a third party to handle maintenance at the Centers. Unions represent 18 of these employees. The Company believes that relations with its employees are good.

Available Information; Website Disclosure; Corporate Governance Documents

The Company's corporate website address is www.macerich.com. The Company makes available free-of-charge through this website its reports on Forms 10-K, 10-Q and 8-K and all amendments thereto, as soon as reasonably practicable after the reports have been filed with, or furnished to, the Securities and Exchange Commission. These reports are available under the heading "Investing—SEC Filings," through a free hyperlink to a third-party service.

The following documents relating to Corporate Governance are available on the Company's website at www.macerich.com under "Investing—Corporate Governance":

    Guidelines on Corporate Governance
    Code of Business Conduct and Ethics
    Code of Ethics for CEO and Senior Financial Officers
    Audit Committee Charter
    Compensation Committee Charter
    Executive Committee Charter
    Nominating and Corporate Governance Committee Charter

You may also request copies of any of these documents by writing to:

    Attention: Corporate Secretary
    The Macerich Company
    401 North Wilshire Blvd., Suite 700
    Santa Monica, CA 90401

14     The Macerich Company

Item 1A. Risk Factors

We invest primarily in shopping centers, which are subject to a number of significant risks that are beyond our control.

Real property investments are subject to varying degrees of risk that may affect the ability of our Centers to generate sufficient revenues to meet operating and other expenses, including debt service, lease payments, capital expenditures and tenant improvements, and to make distributions to us and our stockholders. Centers wholly owned by us are referred to as "Wholly Owned Centers" and Centers that are partly but not wholly owned by us are referred to as "Joint Venture Centers." A number of factors may decrease the income generated by the Centers, including:

  •
  the national economic climate;

  •
  the regional and local economy (which may be negatively impacted by plant closings, industry slowdowns, union activity, adverse weather conditions, natural disasters, terrorist activities and other factors);

  •
  local real estate conditions (such as an oversupply of, or a reduction in demand for, retail space or retail goods, and the availability and creditworthiness of current and prospective tenants);

  •
  perceptions by retailers or shoppers of the safety, convenience and attractiveness of a Center; and

  •
  increased costs of maintenance, insurance and operations (including real estate taxes).

Income from shopping center properties and shopping center values are also affected by applicable laws and regulations, including tax, environmental, safety and zoning laws, and by interest rate levels and the availability and cost of financing. In addition, the number of prospective buyers interested in purchasing shopping centers is limited. Therefore, if we were to sell one or more of our Centers, we may receive less money than we originally invested in the Center.

Some of our Centers are geographically concentrated and, as a result, are sensitive to local economic and real estate conditions.

A significant percentage of our Centers are located in California and Arizona and 12 Centers in the aggregate are located in New York, New Jersey and Connecticut. To the extent that weak economic or real estate conditions, including as a result of the factors described in the preceding risk factor, or other factors affect California, Arizona, New York, New Jersey or Connecticut (or their respective regions) more severely than other areas of the country, our financial performance could be negatively impacted.

Our Centers must compete with other retail centers and retail formats for tenants and customers.

There are numerous shopping facilities that compete with the Centers in attracting tenants to lease space, and an increasing number of new retail formats and technologies other than retail shopping centers compete with the Centers for retail sales. Competing retail formats include lifestyle centers, factory outlet centers, power

The Macerich Company    15

centers, discount shopping clubs, mail-order services, internet shopping and home shopping networks. Our revenues may be reduced as a result of increased competition.

Our Centers depend on tenants to generate rental revenues.

Our revenues and funds available for distribution will be reduced if:

  •
  a significant number of our tenants are unable (due to poor operating results, bankruptcy, terrorist activities or other reasons) to meet their obligations;

  •
  we are unable to lease a significant amount of space in the Centers on economically favorable terms; or

  •
  for any other reason, we are unable to collect a significant amount of rental payments.

A decision by an Anchor, or other significant tenant to cease operations at a Center could also have an adverse effect on our financial condition. The closing of an Anchor or other significant tenant may allow other Anchors and/or other tenants to terminate their leases, seek rent relief and/or cease operating their stores at the Center or otherwise adversely affect occupancy at the Center. In addition, Anchors and/or tenants at one or more Centers might terminate their leases as a result of mergers, acquisitions, consolidations, dispositions or bankruptcies in the retail industry. The bankruptcy and /or closure of retail stores, or sale of an Anchor or store to a less desirable retailer, may reduce occupancy levels, customer traffic and rental income, or otherwise adversely affect our financial performance. Furthermore, if the store sales of retailers operating in the Centers decline sufficiently, tenants might be unable to pay their minimum rents or expense recovery charges. In the event of a default by a lessee, the affected Center may experience delays and costs in enforcing its rights as lessor.

For example, on October 24, 2005, Federated Department Stores, Inc. disclosed that it has identified 82 duplicate locations in certain malls which will be divested during 2006. Eleven of the identified stores are located in 10 of our Centers. On February 1, 2006, Musicland Holding Corp. announced the closure of 341 of its low performing Sam Goody and Suncoast Picture Stores which include 26 stores located in the Centers. Retail Brand Alliance has recently closed 26 of its Casual Corner, Petite Sophisticate and August Max stores located in the Centers. No assurances can be given regarding the impact on us of those divestitures or closures if or when they occur.

Our acquisition and real estate development strategies may not be successful.

Our historical growth in revenues, net income and funds from operations has been closely tied to the acquisition and redevelopment of shopping centers. Many factors, including the availability and cost of capital, our total amount of debt outstanding, interest rates and the availability of attractive acquisition targets, among others, will affect our ability to acquire and redevelop additional properties in the future. We may not be successful in pursuing acquisition opportunities, and newly acquired properties may not perform as well as expected. Expenses arising from our efforts to complete acquisitions, redevelop properties or increase our market penetration may have a material adverse effect on our business, financial condition and results of operations. We face competition for acquisitions primarily from other REITs, as well as from private

16     The Macerich Company

real estate companies and financial buyers. Some of our competitors have greater financial and other resources. Increased competition for shopping center acquisitions may impact adversely our ability to acquire additional properties on favorable terms. We cannot guarantee that we will be able to implement our growth strategy successfully or manage our expanded operations effectively and profitably.

We may not be able to achieve the anticipated financial and operating results from newly acquired assets. Some of the factors that could affect anticipated results are:

  •
  Our ability to integrate and manage new properties, including increasing occupancy rates and rents at such properties;

  •
  the disposal of non-core assets within an expected time frame; and

  •
  Our ability to raise long-term financing to implement a capital structure at a cost of capital consistent with our business strategy.

Our business strategy also includes the selective development and construction of retail properties. Any development, redevelopment and construction activities that we may undertake will be subject to the risks of real estate development, including lack of financing, construction delays, environmental requirements, budget overruns, sunk costs and lease-up. Furthermore, occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable. Real estate development activities are also subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land-use, building, and occupancy and other required governmental permits and authorizations. If any of the above events occur, our ability to pay dividends to our stockholders and service our indebtedness could be adversely affected.

U.S. federal income tax developments could affect the desirability of investing in us for individual taxpayers.

In May 2003, U.S. federal legislation was enacted that reduced the maximum tax rate for dividends payable to individual taxpayers generally from 38.6% to 15% (from January 1, 2003 through 2008). However, dividends payable by REITs are not eligible for such treatment, except in limited circumstances which we do not expect to occur. Although this legislation did not have a directly adverse effect on the taxation of REITs or dividends paid by REITs, the more favorable treatment for non-REIT dividends could cause individual investors to consider investments in non-REIT corporations as more attractive relative to an investment in a REIT.

Certain individuals have substantial influence over the management of both us and the Operating Partnership, which may create conflicts of interest.

Under the limited partnership agreement of the Operating Partnership, we, as the sole general partner, are responsible for the management of the Operating Partnership's business and affairs. Each of the principals serve as our executive officers and are members of our board of directors. Accordingly, these principals have substantial influence over our management and the management of the Operating Partnership.

The tax consequences of the sale of some of the Centers may create conflicts of interest.

The Macerich Company    17

The principals will experience negative tax consequences if some of the Centers are sold. As a result, the principals may not favor a sale of these Centers even though such a sale may benefit our other stockholders.

The guarantees of indebtedness by and certain holdings of the principals may create conflicts of interest.

The principals have guaranteed mortgage loans encumbering one of the Centers. As of December 31, 2005, the principals have guaranteed an aggregate principal amount of approximately $21.8 million. The existence of guarantees of these loans by the principals could result in the principals having interests that are inconsistent with the interests of our stockholders.

The principals may have different interests than our stockholders because they are significant holders of the Operating Partnership.

If we were to fail to qualify as a REIT, we will have reduced funds available for distributions to our stockholders.

We believe that we currently qualify as a REIT. No assurance can be given that we will remain qualified as a REIT. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations. The complexity of these provisions and of the applicable income tax regulations is greater in the case of a REIT structure like ours that holds assets in partnership form. The determination of various factual matters and circumstances not entirely within our control, including determinations by our partners in the Joint Venture Centers, may affect our continued qualification as a REIT. In addition, legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to our qualification as a REIT or the U.S. federal income tax consequences of that qualification.

If in any taxable year we were to fail to qualify as a REIT, we will suffer the following negative results:

  •
  we will not be allowed a deduction for distributions to stockholders in computing our taxable income; and

  •
  we will be subject to U.S. federal income tax on our taxable income at regular corporate rates.

In addition, if we were to lose our REIT status, we will be prohibited from qualifying as a REIT for the four taxable years following the year during which the qualification was lost, absent relief under statutory provisions. As a result, net income and the funds available for distributions to our stockholders would be reduced for at least five years and the fair market value of our shares could be materially adversely affected. Furthermore, the Internal Revenue Service could challenge our REIT status for past periods, which if successful could result in us owing a material amount of tax for prior periods. It is possible that future economic, market, legal, tax or other considerations might cause our board of directors to revoke our REIT election.

18     The Macerich Company

Even if we remain qualified as a REIT, we might face other tax liabilities that reduce our cash flow. Further, we might be subject to federal, state and local taxes on our income and property. Any of these taxes would decrease cash available for distributions to stockholders.

Complying with REIT requirements might cause us to forego otherwise attractive opportunities.

In order to qualify as a REIT for U.S. federal income tax purposes, we must satisfy tests concerning, among other things, our sources of income, the nature of our assets, the amounts we distribute to our stockholders and the ownership of our stock. We may also be required to make distributions to our stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with REIT requirements may cause us to forego opportunities we would otherwise pursue.

In addition, the REIT provisions of the Internal Revenue Code impose a 100% tax on income from "prohibited transactions." Prohibited transactions generally include sales of assets that constitute inventory or other property held for sale in the ordinary course of business, other than foreclosure property. This 100% tax could impact our desire to sell assets and other investments at otherwise opportune times if we believe such sales could be considered a prohibited transaction.

Complying with REIT requirements may force us to borrow to make distributions to our stockholders.

As a REIT, we generally must distribute 90% of our annual taxable income (subject to certain adjustments) to our stockholders. From time to time, we might generate taxable income greater than our net income for financial reporting purposes, or our taxable income might be greater than our cash flow available for distributions to our stockholders. If we do not have other funds available in these situations, we might be unable to distribute 90% of our taxable income as required by the REIT rules. In that case, we would need to borrow funds, sell a portion of our investments (potentially at disadvantageous prices) or find another alternative source of funds. These alternatives could increase our costs or reduce our equity and reduce amounts for investments.

Outside partners in Joint Venture Centers result in additional risks to our stockholders.

We own partial interests in property partnerships that own 44 Joint Venture Centers as well as fee title to a site that is ground leased to a property partnership that owns a Joint Venture Center and several development sites. We may acquire partial interests in additional properties through joint venture arrangements. Investments in Centers that are not Wholly Owned Centers involve risks different from those of investments in Wholly Owned Centers.

We may have fiduciary responsibilities to our partners that could affect decisions concerning the Joint Venture Centers. Third parties may share control of major decisions relating to the Joint Venture Centers, including decisions with respect to sales, refinancings and the timing and amount of additional capital contributions, as

The Macerich Company    19

well as decisions that could have an adverse impact on our status. For example, we may lose our management rights relating to the Joint Venture Centers if:

  •
  we fail to contribute our share of additional capital needed by the property partnerships;

  •
  we default under a partnership agreement for a property partnership or other agreements relating to the property partnerships or the Joint Venture Centers; or

  •
  with respect to certain of the Joint Venture Centers, if certain designated key employees no longer are employed in the designated positions.

In addition, some of our outside partners control the day-to-day operations of eight Joint Venture Centers (NorthPark Center, West Acres Center, Eastland Mall, Granite Run Mall, Lake Square Mall, NorthPark Mall, South Park Mall and Valley Mall). We, therefore, do not control cash distributions from these Centers, and the lack of cash distributions from these Centers could jeopardize our ability to maintain our qualification as a REIT.

Our holding company structure makes it dependent on distributions from the Operating Partnership.

Because we conduct our operations through the Operating Partnership, our ability to service our debt obligations and pay dividends to our stockholders is strictly dependent upon the earnings and cash flows of the Operating Partnership and the ability of the Operating Partnership to make distributions to us. Under the Delaware Revised Uniform Limited Partnership Act, the Operating Partnership is prohibited from making any distribution to us to the extent that at the time of the distribution, after giving effect to the distribution, all liabilities of the Operating Partnership (other than some non-recourse liabilities and some liabilities to the partners) exceed the fair value of the assets of the Operating Partnership.

Possible environmental liabilities could adversely affect us.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in that real property. These laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances. The costs of investigation, removal or remediation of hazardous or toxic substances may be substantial. In addition, the presence of hazardous or toxic substances, or the failure to remedy environmental hazards properly, may adversely affect the owner's or operator's ability to sell or rent affected real property or to borrow money using affected real property as collateral.

Persons or entities that arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of hazardous or toxic substances at the disposal or treatment facility, whether or not that facility is owned or operated by the person or entity arranging for the disposal or treatment of hazardous or toxic substances. Laws exist that impose liability for release of ACMs into the air, and third parties may seek recovery from owners or operators of real property for personal injury associated with exposure to ACMs. In connection with our ownership, operation, management, development and

20     The Macerich Company

redevelopment of the Centers, or any other centers or properties we acquire in the future, we may be potentially liable under these laws and may incur costs in responding to these liabilities.

Uninsured losses could adversely affect our financial condition.

Each of our Centers has comprehensive liability, fire, extended coverage and rental loss insurance with insured limits customarily carried for similar properties. We do not insure certain types of losses (such as losses from wars), because they are either uninsurable or not economically insurable. In addition, while we or the relevant joint venture, as applicable, carry earthquake insurance on the Centers located in California, the policies are subject to a deductible equal to 5% of the total insured value of each Center, a $100,000 per occurrence minimum and a combined annual aggregate loss limit of $200 million on these Centers. While we or the relevant joint venture also carries terrorism insurance on the Centers, the policies are subject to a $10,000 deductible and a combined annual aggregate loss limit of $800 million for both certified and non-certified acts of terrorism. Each Center has environmental insurance covering eligible third-party losses, remediation and non-owned disposal sites, subject to a $100,000 deductible and a $10 million three-year aggregate limit. Some environmental losses are not covered by this insurance because they are uninsurable or not economically insurable. Furthermore, we carry title insurance on many of the Centers for less than their full value. If an uninsured loss or a loss in excess of insured limits occurs, the entity that owns the affected Center could lose its capital invested in the Center, as well as the anticipated future revenue from the Center, while remaining obligated for any mortgage indebtedness or other financial obligations related to the Center. An uninsured loss or loss in excess of insured limits may negatively impact our financial condition.

As the general partner of the Operating Partnership and certain of the property partnerships, we are generally liable for any of its unsatisfied obligations other than non-recourse obligations.

An ownership limit and certain anti-takeover defenses could inhibit a change of control of us or reduce the value of our common stock.

The Ownership Limit.    In order for us to maintain our qualification as a REIT, not more than 50% in value of our outstanding stock (after taking into account options to acquire stock) may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include some entities that would not ordinarily be considered "individuals") during the last half of a taxable year. Our Charter restricts ownership of more than 5% (the "Ownership Limit") of the lesser of the number or value of our outstanding shares of stock by any single stockholder (with limited exceptions for some holders of limited partnership interests in the Operating Partnership, and their respective families and affiliated entities, including all four principals). In addition to enhancing preservation of our status as a REIT, the Ownership Limit may:

  •
  have the effect of delaying, deferring or preventing a change in control of us or other transaction without the approval of our board of directors, even if the change in control or other transaction is in the best interest of our stockholders; and

  •
  limit the opportunity for our stockholders to receive a premium for their common stock that they might otherwise receive if an investor were attempting to acquire a block of common stock in excess of the Ownership Limit or otherwise effect a change in control of us.

The Macerich Company    21

Our board of directors, in its sole discretion, may waive or modify (subject to limitations) the Ownership Limit with respect to one or more of our stockholders, if it is satisfied that ownership in excess of this limit will not jeopardize our status as a REIT.

Stockholder Rights Plan and Selected Provisions of our Charter and Bylaws.    Agreements to which we are a party, as well as some of the provisions of our Charter and bylaws, may have the effect of delaying, deferring or preventing a third party from making an acquisition proposal for us and may inhibit a change in control that some, or a majority, of our stockholders might believe to be in their best interest or that could give our stockholders the opportunity to realize a premium over the then-prevailing market prices for our shares. These agreements and provisions include the following:

  •
  a stockholder rights plan (which is generally triggered when an entity, group or person acquires 15% or more of our common stock), which, in the event of a takeover attempt not approved by our board of directors, allows our stockholders to purchase shares of our common stock, or the common stock of the acquiring entity, at a 50% discount;

  •
  a staggered board of directors and limitations on the removal of directors, which may make the replacement of incumbent directors more time-consuming and difficult;

  •
  advance notice requirements for stockholder nominations of directors and stockholder proposals to be considered at stockholder meetings;

  •
  the obligation of the directors to consider a variety of factors (in addition to maximizing stockholder value) with respect to a proposed business combination or other change of control transaction;

  •
  the authority of the directors to classify or reclassify unissued shares and issue one or more series of common stock or preferred stock;

  •
  the authority to create and issue rights entitling the holders thereof to purchase shares of stock or other securities or property from us; and

  •
  limitations on the amendment of our Charter and bylaws, the dissolution or change in control of us, and the liability of our directors and officers.

Selected Provisions of Maryland Law.    The Maryland General Corporation Law prohibits business combinations between a Maryland corporation and an interested stockholder (which includes any person who beneficially holds 10% or more of the voting power of the corporation's shares) or its affiliates for five years following the most recent date on which the interested stockholder became an interested stockholder and, after the five-year period, requires the recommendation of the board of directors and two super-majority stockholder votes to approve a business combination unless the stockholders receive a minimum price determined by the statute. As permitted by Maryland law, our Charter exempts from these provisions any business combination between us and the principals and their respective affiliates and related persons. Maryland law also allows the board of directors to exempt particular business combinations before the interested stockholder becomes an interested stockholder. Furthermore, a person is not an interested

22     The Macerich Company

stockholder if the transaction by which he or she would otherwise have become an interested stockholder is approved in advance by the board of directors.

The Maryland General Corporation Law also provides that the acquirer of certain levels of voting power in electing directors of a Maryland corporation (one-tenth or more but less than one-third, one-third or more but less than a majority and a majority or more) is not entitled to vote the shares in excess of the applicable threshold, unless voting rights for the shares are approved by holders of two thirds of the disinterested shares or unless the acquisition of the shares has been specifically or generally approved or exempted from the statute by a provision in our Charter or bylaws adopted before the acquisition of the shares. Our Charter exempts from these provisions voting rights of shares owned or acquired by the principals and their respective affiliates and related persons. Our bylaws also contain a provision exempting from this statute any acquisition by any person of shares of our common stock. There can be no assurance that this bylaw will not be amended or eliminated in the future. The Maryland General Corporation Law and our Charter also contain supermajority voting requirements with respect to our ability to amend our Charter, dissolve, merge, or sell all or substantially all of our assets.

Item 1B. Unresolved Staff Comments

Not Applicable

The Macerich Company    23

Item 2. Properties

Company's Ownership	Name of Center/ Location(1)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(2)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Anchors	Sales Per Square Foot(3)

WHOLLY OWNED CENTERS:
100%	Capitola Mall(4) Capitola, California	1977/1995	1988	586,595	196,878	97.2%	Gottschalks, Macy's, Mervyn's, Sears	$338
100%	Chandler Fashion Center Chandler, Arizona	2001/2002	—	1,321,556	636,396	94.8%	Dillard's, Robinsons-May, Nordstrom, Sears	560
100%	Chesterfield Towne Center Richmond, Virginia	1975/1994	2000	969,716	424,490	94.5%	Dillard's, Hecht's, Sears, J.C. Penney	325
100%	Citadel, The Colorado Springs, Colorado	1972/1997	1995	1,095,053	453,348	94.7%	Dillard's, Foley's, J.C. Penney, Mervyn's	336
100%	Crossroads Mall Oklahoma City, Oklahoma	1974/1994	1991	1,268,116	551,859	87.1%	Dillard's, Foley's, J.C. Penney, Steve & Barry's University Sportswear	258
100%	Danbury Fair Mall Danbury, Connecticut	1986/2005	1991	1,291,603	495,395	96.7%	Filene's(5), J.C. Penney, Lord & Taylor, Macy's, Sears	591
100%	Eastview Mall Victor, New York	1971/2005	2003	1,695,666	798,584	97.9%	The Bon-Ton, Home Depot, J.C. Penney, Kaufmann's, Lord & Taylor, Sears, Target	353
100%	Fiesta Mall Mesa, Arizona	1979/2004	1999	1,036,578	313,022	94.6%	Dillard's, Macy's, Robinsons-May(5), Sears	380
100%	Flagstaff Mall Flagstaff, Arizona	1979/2002	1986	354,119	150,107	99.6%	Dillard's, J.C. Penney, Sears	327
100%	FlatIron Crossing Broomfield, Colorado	2000/2002	—	1,421,262	777,521	93.5%	Dillard's, Foley's, Nordstrom, Dick's Sporting Goods	409
100%	Freehold Raceway Mall Freehold, New Jersey	1990/2005	2004	1,582,742	791,118	98.7%	J.C. Penney, Lord & Taylor, Macy's, Nordstrom, Sears	461
100%	Fresno Fashion Fair Fresno, California	1970/1996	2006	927,361	366,480	97.2%	Gottschalks, J.C. Penney, Macy's (two)	543
100%	Great Northern Mall Clay, New York	1988/2005	—	896,297	566,309	97.7%	The Bon-Ton(6), Kaufmann's, Sears	258
100%	Greece Ridge Center Greece, New York	1967/2005	1993	1,445,453	818,369	95.8%	Burlington Coat Factory, The Bon-Ton, J.C. Penney, Kaufmann's, Sears	292
100%	Greeley Mall Greeley, Colorado	1973/1986	2003	564,236	294,332	90.1%	Dillard's (two), J.C. Penney, Sears	271
100%	Green Tree Mall Clarksville, Indiana	1968/1975	2005	712,942	296,342	84.8%	Dillard's(7), J.C. Penney, Sears	379
100%	Holiday Village Mall(4) Great Falls, Montana	1959/1979	1992	498,094	275,369	66.2%	Herberger's, J.C. Penney, Sears	244

24     The Macerich Company

100%	La Cumbre Plaza(4) Santa Barbara, California	1967/2004	1989	495,096	178,096	94.4%	Robinsons-May, Sears	383
100%	Northgate Mall San Rafael, California	1964/1986	1987	740,141	269,810	88.1%	Macy's, Mervyn's, Sears	$376
100%	Northridge Mall Salinas, California	1972/2003	1994	864,072	327,092	96.3%	J.C. Penney, Macy's, Mervyn's, Sears	369
100%	Northwest Arkansas Mall Fayetteville, Arkansas	1972/1998	1997	820,581	306,911	91.4%	Dillard's (two), J.C. Penney, Sears	368
100%	Pacific View Ventura, California	1965/1996	2001	1,044,943	411,129	89.3%	J.C. Penney, Macy's, Robinsons-May(5), Sears	395
100%	Panorama Mall Panorama, California	1955/1979	2005	323,449	158,449	89.4%	Wal-Mart	369
100%	Paradise Valley Mall Phoenix, Arizona	1979/2002	1990	1,222,642	417,214	91.3%	Dillard's, J.C. Penney, Macy's(5), Robinsons-May, Sears	359
100%	Prescott Gateway Prescott, Arizona	2002/2002	2004	578,295	334,107	87.9%	Dillard's, Sears, J.C. Penney	260
100%	Queens Center(4) Queens, New York	1973/1995	2004	962,798	408,031	96.3%	J.C. Penney, Macy's	656
100%	Rimrock Mall Billings, Montana	1978/1996	1999	598,406	286,736	95.1%	Dillard's (two), Herberger's(6), J.C. Penney	339
100%	Rotterdam Square Schenectady, New York	1980/2005	1990	582,164	272,389	91.4%	Filene's, K-Mart, Sears	231
100%	Salisbury, Centre at Salisbury, Maryland	1990/1995	2005	847,875	350,459	86.7%	Boscov's, J.C. Penney, Hecht's, Sears	354
100%	Shoppingtown Mall Dewitt, New York	1954/2005	2000	1,014,618	531,918	92.7%	The Bon-Ton(6), J.C. Penney, Kaufmann's, Sears	263
100%	Somersville Towne Center Antioch, California	1966/1986	2004	501,359	173,137	89.6%	Sears, Gottschalks, Mervyn's, Macy's	368
100%	South Plains Mall Lubbock, Texas	1972/1998	1995	1,143,279	401,492	92.0%	Beall's, Dillard's (two), J.C. Penney, Meryvn's, Sears	340
100%	South Towne Center Sandy, Utah	1987/1997	1997	1,267,785	491,273	96.2%	Dillard's, J.C. Penney, Mervyn's, Target, Meier & Frank	384
100%	The Oaks Thousand Oaks, California	1978/2002	1993	1,065,991	339,916	94.0%	J.C. Penney, Macy's (two)(5), Robinsons-May (two)(5)	516
100%	Towne Mall Elizabethtown, Kentucky	1985/2005	1989	353,645	182,773	88.6%	J.C. Penney, Belk, Sears	273
100%	Valley View Center Dallas, Texas	1973/1997	2004	1,633,286	575,389	93.6%	Dillard's, Foley's, J.C. Penney, Sears	310
100%	Victor Valley, Mall of Victorville, California	1986/2004	2001	479,813	205,964	97.8%	Gottschalks, J.C. Penney, Mervyn's, Sears	466
100%	Vintage Faire Mall Modesto, California	1977/1996	2001	1,084,494	384,575	96.8%	Gottschalks, J.C. Penney, Macy's (two), Sears	547

The Macerich Company    25

100%	Westside Pavilion Los Angeles, California	1985/1998	2000	667,404	309,276	91.1%	Nordstrom, Robinsons-May	473
100%	Wilton Mall at Saratoga Saratoga Springs, New York	1990/2005	1998	661,160	457,282	95.1%	The Bon-Ton, J.C. Penney, Sears	$302

	Total/Average Wholly Owned			36,620,685	15,979,337	93.4%		$395

JOINT VENTURE CENTERS (VARIOUS PARTNERS):
33.3%	Arrowhead Towne Center Glendale, Arizona	1993/2002	2004	1,130,404	391,990	95.9%	Dillard's, Robinsons-May, J.C. Penney, Sears, Mervyn's	$547
50%	Biltmore Fashion Park Phoenix, Arizona	1963/2003	1993	593,429	288,429	94.6%	Macy's, Saks Fifth Avenue	694
50%	Broadway Plaza(4) Walnut Creek, California	1951/1985	1994	698,069	252,572	99.6%	Macy's (two), Nordstrom	763
50.1%	Corte Madera, Village at Corte Madera, California	1985/1998	2005	432,726	214,726	98.3%	Macy's, Nordstrom	659
50%	Desert Sky Mall Phoenix, Arizona	1981/2002	1993	896,835	302,246	87.7%	Sears, Dillard's, Burlington Coat Factory, Mervyn's, Steve & Barry's University Sportswear	332
50%	Inland Center(4) San Bernardino, California	1966/2004	2004	1,032,093	248,419	83.8%	Macy's(5), Robinsons-May, Sears, Gottschalks	506
37.5%	Marketplace Mall, The (4) Henrietta, New York	1982/2005	1993	1,023,281	508,689	88.2%	The Bon-Ton, J.C. Penney, Kaufmann's, Sears	298
15%	Metrocenter (4) Phoenix, Arizona	1973/2005	1996	1,282,348	599,099	86.0%	Dillard's, J.C. Penney, Robinsons-May, Sears	343
50%	NorthPark Center(4) Dallas, Texas	1965/2004	2005	1,408,315	437,393	89.5%	Dillard's, Foley's, Nieman Marcus, Nordstrom(9)	705
50%	Ridgmar Fort Worth, Texas	1976/2005	2000	1,269,135	395,162	81.6%	Dillard's, Foley's, J.C. Penney, Nieman Marcus, Sears	311
50%	Scottsdale Fashion Square Scottsdale, Arizona	1961/2002	2003	2,050,596	849,177	96.6%	Dillard's, Robinsons-May, Macy's, Nordstrom, Neiman Marcus	654
33.3%	Superstition Springs Center(4) Mesa, Arizona	1990/2002	2002	1,279,489	432,950	94.7%	Burlington Coat Factory, Dillard's, Robinsons-May, J.C. Penney, Sears, Mervyn's, Best Buy	427
50%	Tysons Corner Center (4) McLean, Virginia	1990/2005	2003	2,168,567	1,280,325	97.7%	Bloomingdale's, Hecht's, L.L. Bean, Lord & Taylor, Nordstrom	718
19%	West Acres Fargo, North Dakota	1972/1986	2001	949,532	396,977	98.4%	Marshall Field's, Herberger's, J.C. Penney, Sears	431

	Total/Average Joint Ventures (Various Partners)			16,214,819	6,598,154	93.0%		$536

26     The Macerich Company

PACIFIC PREMIER RETAIL TRUST PROPERTIES:
51%	Cascade Mall Burlington, Washington	1989/1999	1998	594,358	270,122	95.2%	Macy's (two), J.C. Penney, Sears, Target	$333
51%	Kitsap Mall(4) Silverdale, Washington	1985/1999	1997	847,180	337,197	96.7%	Macy's, J.C. Penney, Gottschalks, Mervyn's, Sears	$408
51%	Lakewood Mall Lakewood, California	1953/1975	2001	2,086,531	978,547	98.7%	Home Depot, Target, J.C. Penney, Macy's(5), Mervyn's, Robinsons-May	412
51%	Los Cerritos Center Cerritos, California	1971/1999	1998	1,289,066	487,785	94.3%	Macy's, Mervyn's, Nordstrom, Robinsons-May(5), Sears	522
51%	Redmond Town Center(4)(10) Redmond, Washington	1997/1999	2000	1,282,982	1,172,982	97.9%	Macy's	355
51%	Stonewood Mall(4) Downey, California	1953/1997	1991	929,941	359,194	97.7%	J.C. Penney, Mervyn's, Robinsons-May, Sears	421
51%	Washington Square Portland, Oregon	1974/1999	2005	1,455,049	520,713	97.6%	J.C. Penney, Meier & Frank, Mervyn's(8), Nordstrom, Sears	627

	Total/Average Pacific Premier Retail Trust Properties			8,485,107	4,126,540	97.3%		$450

SDG MACERICH PROPERTIES, L.P. PROPERTIES:
50%	Eastland Mall(4) Evansville, Indiana	1978/1998	1996	1,040,355	551,211	97.9%	Famous-Barr(5), J.C. Penney, Macy's	$376
50%	Empire Mall(4) Sioux Falls, South Dakota	1975/1998	2000	1,343,357	597,835	91.0%	Marshall Field's, J.C. Penney, Gordmans, Kohl's, Sears, Target, Younkers	385
50%	Granite Run Mall Media, Pennsylvania	1974/1998	1993	1,046,506	545,697	91.3%	Boscov's, J.C. Penney, Sears	264
50%	Lake Square Mall Leesburg, Florida	1980/1998	1995	560,782	264,745	87.0%	Belk, J.C. Penney, Sears, Target	297
50%	Lindale Mall Cedar Rapids, Iowa	1963/1998	1997	689,248	383,685	95.1%	Sears, Von Maur, Younkers	294
50%	Mesa Mall Grand Junction, Colorado	1980/1998	2003	852,456	411,248	91.6%	Herberger's, J.C. Penney, Mervyn's, Sears, Target	330
50%	NorthPark Mall Davenport, Iowa	1973/1998	2001	1,075,664	424,131	90.5%	J.C. Penney, Dillard's, Sears, Von Maur, Younkers	271
50%	Rushmore Mall Rapid City, South Dakota	1978/1998	1992	838,397	433,737	92.2%	Herberger's, J.C. Penney, Sears, Target	332
50%	Southern Hills Mall Sioux City, Iowa	1980/1998	2003	796,937	483,360	93.1%	Sears, Younkers, J.C. Penney	303
50%	SouthPark Mall Moline, Illinois	1974/1998	1990	1,025,836	447,780	83.0%	J.C. Penney, Sears, Younkers, Von Maur, Dillard's	214
50%	SouthRidge Mall Des Moines, Iowa	1975/1998	1998	883,185	494,433	76.9%	Sears, Younkers, J.C. Penney, Target	179
50%	Valley Mall Harrisonburg, Virginia	1978/1998	1992	509,202	194,124	93.8%	Belk, J.C. Penney, Peebles, Target(11)	267

The Macerich Company    27

	Total/Average SDG Macerich Properties, L.P. Properties			10,661,925	5,231,986	90.2%		$300

	Total/Average Joint Ventures			35,361,851	15,956,680	93.2%		$440

	Total/Average before Community Centers			71,982,536	31,936,017	93.3%		$417

COMMUNITY/SPECIALTY CENTERS:
100%	Borgata, The Scottsdale, Arizona	1981/2002	—	79,326	79,326	75.9%	—	$342
50%	Boulevard Shops Chandler, Arizona	2001/2002	2004	173,823	173,823	98.9%	—	419
75%	Camelback Colonnade Phoenix, Arizona	1961/2002	1994	624,131	544,131	98.0%	Mervyn's	328
100%	Carmel Plaza Carmel, California	1974/1998	1993	95,571	95,571	93.5%	—	396
50%	Chandler Festival Chandler, Arizona	2001/2002	—	503,735	368,538	99.1%	Lowe's	310
50%	Chandler Gateway Chandler, Arizona	2001/2002		255,289	124,238	100.0%	The Great Indoors	435
50%	Chandler Village Center Chandler, Arizona	2004/2002	2005 ongoing	262,429	119,296	100.0%	Target	N/A
100%	Great Falls Marketplace Great Falls, Montana	1997/1997	—	215,024	215,024	97.5%	—	169
50%	Hilton Village(4)(10) Scottsdale, Arizona	1982/2002	—	96,593	96,593	87.2%	—	508
24.5%	Kierland Commons Phoenix, Arizona	1999/2005	2003	437,189	437,189	95.3%		710
100%	La Encantada Tucson, Arizona	2002/2002	2005	251,142	251,142	85.0%	—	462
100%	Paradise Village Office Park II Phoenix, Arizona	1982/2002	—	46,834	46,834	98.4%	—	N/A
63.6%	Pittsford Plaza Pittsford, New York	1965/2005	1982	528,093	403,261	96.9%	Chase-Pitkin Home & Garden	220
46%	Scottsdale 101(4) Phoenix, Arizona	2002/2002	2004	563,878	462,503	98.9%	Expo Design Center	311
100%	Village Center Phoenix, Arizona	1985/2002	—	170,801	59,055	90.4%	Target	308
100%	Village Crossroads Phoenix, Arizona	1993/2002	—	187,336	86,627	81.0%	Burlington Coat Factory	372
100%	Village Fair Phoenix, Arizona	1989/2002	—	271,417	207,817	94.6%	Best Buy	231
100%	Village Plaza Phoenix, Arizona	1978/2002	—	79,810	79,810	97.4%	—	280
100%	Village Square I Phoenix, Arizona	1978/2002	—	21,606	21,606	100.0%	—	175
100%	Village Square II Phoenix, Arizona	1978/2002	—	146,193	70,393	95.5%	Mervyn's	201

	Total/Average Community/Specialty Centers			5,010,220	3,942,777	95.6%		$408

	Total before major development and redevelopment properties and other assets			76,992,756	35,878,794	93.5%		$416

MAJOR DEVELOPMENT AND REDEVELOPMENT PROPERTIES:
100%	Park Lane Mall(4) Reno, Nevada	1967/1978	1998	369,992	240,272	(14)	Gottschalks	N/A
37.5%	SanTan Village Gilbert, Arizona	2004/2004	2005 ongoing	445,014	238,487	(14)	Wal-Mart(12)	N/A
100%	Santa Monica Place Santa Monica, California	1980/1999	1990	556,933	273,683	(14)	Macy's, Robinsons-May(5)	N/A

28     The Macerich Company

100%	Twenty-Ninth Street(4) Boulder, Colorado	1963/1979	2005 ongoing	304,425	13,144	(14)	Foley's, Home Depot(13)	N/A
100%	Westside Pavilion Adjacent Los Angeles, California	1985/1998	2005 ongoing	90,982	90,982	(14)	—	N/A

	Total Major Development and Redevelopment Properties			1,767,346	856,568

OTHER ASSETS:
100%	Paradise Village ground leases	— /2002		169,238	169,238	90.2%	—	N/A

	Total Other Assets			169,238	169,238	90.2%

	Grand Total at December 31, 2005			78,929,340	36,904,600
(1)
With respect to 77 Centers, the underlying land controlled by the Company is owned in fee entirely by the Company, or, in the case of jointly-owned Centers, by the joint venture property partnership or limited liability company. With respect to the remaining Centers, the underlying land controlled by the Company is owned by third parties and leased to the Company, the property partnership or the limited liability company pursuant to long-term ground leases. Under the terms of a typical ground lease, the Company, the property partnership or the limited liability company pays rent for the use of the land and is generally responsible for all costs and expenses associated with the building and improvements. In some cases, the Company, the property partnership or the limited liability company has an option or right of first refusal to purchase the land. The termination dates of the ground leases range from 2013 to 2132.

(2)
Includes GLA attributable to Anchors (whether owned or non-owned) and Mall and Freestanding Stores as of December 31, 2005.

(3)
Sales are based on reports by retailers leasing Mall and Freestanding Stores for the twelve months ended December 31, 2005 for tenants which have occupied such stores for a minimum of 12 months. Sales per square foot are based on tenants 10,000 square feet and under, excluding theaters.

(4)
Portions of the land on which the Center is situated are subject to one or more ground leases.

(5)
Federated Department Stores, Inc. disclosed that it has identified duplicate locations in certain malls which will be divested during 2006. Eleven of the identified stores are located in 10 of the Centers.

(6)
The Bon-Ton Stores, Inc. has acquired Herberger's and Younkers from Saks Incorporated in a transaction completed in June 2006. Herberger's completed a 42,000 square foot expansion at Rimrock Mall in October 2005. The Bon-Ton stores at Great Northern Mall and Shoppingtown Mall closed in January 2006.

(7)
Dillard's completed a 58,000 square foot expansion at Green Tree Mall in March 2005.

(8)
At Washington Square, an agreement has been reached with Mervyn's to recapture its 100,000 square foot location. The Company plans to recycle that square footage over the next two years.

(9)
Nordstrom opened a new 200,000 square foot store at NorthPark Center in November 2005.

(10)
The office portion of this mixed-use development does not have retail sales.

(11)
Target opened a new 116,000 square foot store at Valley Mall in October 2005.

(12)
Wal-Mart opened a 206,527 square foot store at San Tan Village in January 2005.

(13)
Home Depot opened a new 141,000 square foot store at Twenty Ninth Street in January 2006.

(14)
Tenant spaces have been intentionally held off the market and remain vacant or are under construction because of major development or redevelopment plans. As a result, the Company believes the percentage of mall and freestanding GLA leased and the sales per square foot at these major redevelopment properties is not meaningful data.

The Macerich Company    29

Mortgage Debt

The following table sets forth certain information regarding the mortgages encumbering the Centers, including those Centers in which the Company has less than a 100% interest. The information set forth below is as of December 31, 2005, (dollars in thousands):

Property Pledged as Collateral	Fixed or Floating	Annual Interest Rate	Carrying Amount(1)	Annual Debt Service	Maturity Date	Balance Due on Maturity	Earliest Date on which all Notes Can Be Defeased or Be Prepaid

Consolidated Centers:
Borgata	Fixed	5.39%	$15,422	$1,380	10/11/07	$14,352	Any Time
Capitola Mall	Fixed	7.13%	42,573	4,558	5/15/11	32,724	Any Time
Carmel Plaza	Fixed	8.18%	27,064	2,421	5/1/09	25,642	Any Time
Chandler Fashion Center	Fixed	5.48%	175,853	12,514	11/1/12	152,097	Any Time
Chesterfield Towne Center(2)	Fixed	9.07%	58,483	6,580	1/1/24	1,087	1/1/06
Citadel, The	Fixed	7.20%	64,069	6,528	1/1/08	59,962	Any Time
Danbury Fair Mall	Fixed	4.64%	189,137	14,698	2/1/11	155,173	Any Time
Eastview Commons	Fixed	5.46%	9,411	792	9/30/10	7,942	Any Time
Eastview Mall	Fixed	5.10%	104,654	7,107	1/18/14	87,927	10/19/06
Fiesta Mall	Fixed	4.88%	84,000	4,152	1/1/15	84,000	12/2/07
Flagstaff Mall	Fixed	4.97%	37,000	1,863	11/1/15	37,000	10/3/08
FlatIron Crossing	Fixed	5.23%	194,188	13,223	12/1/13	164,187	Any Time
Freehold Raceway	Fixed	4.68%	189,161	14,208	7/7/11	155,678	Any Time
Fresno Fashion Fair	Fixed	6.52%	65,535	5,244	8/10/08	62,974	Any Time
Great Northern	Fixed	5.19%	41,575	2,685	12/1/13	35,566	4/18/06
Greece Ridge(3)	Floating	5.02%	72,012	3,665	11/6/07	72,012	Any Time
Greeley Mall	Fixed	6.18%	28,849	2,359	9/1/13	23,446	Any Time
La Cumbre(4)	Floating	5.25%	30,000	1,597	8/9/07	30,000	Any Time
La Encantada(5)	Floating	6.39%	45,905	2,974	1/6/06	45,905	Any Time
Marketplace Mall	Fixed	5.30%	41,545	3,204	12/10/17	24,353	Any Time
Northridge(6)	Fixed	4.84%	83,840	5,438	7/1/09	70,991	Any Time
Northwest Arkansas Mall	Fixed	7.33%	54,442	5,209	1/10/09	48,343	Any Time
Oaks, The(7)	Floating	5.34%	108,000	5,847	7/1/06	108,000	Any Time
Pacific View	Fixed	7.16%	91,512	7,780	8/31/11	83,045	Any Time
Panorama Mall(8)	Floating	4.90%	32,250	1,580	1/31/06	32,250	Any Time
Paradise Valley Mall	Fixed	5.39%	76,930	6,068	1/1/07	74,889	Any Time
Paradise Valley Mall	Fixed	5.89%	23,033	2,193	5/1/09	19,863	Any Time
Pittsford Plaza	Fixed	5.02%	25,930	1,914	1/1/13	20,673	1/1/07
Prescott Gateway(9)	Floating	6.03%	35,280	2,127	7/31/07	35,280	Any Time
Paradise Village Ground Leases(10)	Fixed	5.39%	7,190	670	3/1/06	7,134	Any Time
Queens Center	Fixed	6.88%	93,461	7,595	3/1/09	88,651	Any Time
Queens Center(11)	Fixed	7.00%	223,916	18,013	3/31/13	204,203	2/19/08
Rimrock Mall	Fixed	7.45%	44,032	3,841	10/1/11	40,025	Any Time
Rotterdam Square(12)	Floating	6.00%	9,786	756	12/31/06	9,527	Any Time
Salisbury, Center at(13)	Floating	4.75%	79,875	3,794	2/20/06	79,875	Any Time
Santa Monica Place	Fixed	7.70%	81,052	7,272	11/1/10	75,544	Any Time
Scottsdale 101/Associates(14)	Floating	5.62%	56,000	3,147	9/16/08	56,000	Any Time
Shoppingtown Mall	Fixed	5.01%	47,752	3,828	5/11/11	38,968	Any Time
South Plains Mall	Fixed	8.22%	60,561	5,448	3/1/09	57,557	Any Time
South Towne Center	Fixed	6.61%	64,000	4,289	10/10/08	64,000	Any Time
Towne Mall	Fixed	4.99%	15,724	1,206	11/1/12	12,316	Any Time
Valley View Center	Fixed	5.72%	125,000	7,247	1/1/11	125,000	12/28/08
Victor Valley, Mall of	Fixed	4.60%	53,601	3,645	3/1/08	50,850	Any Time
Village Center(10)	Fixed	5.39%	6,877	744	4/1/06	6,782	Any Time
Village Fair North	Fixed	5.89%	11,524	983	7/15/08	10,710	Any Time
Village Plaza	Fixed	5.39%	5,024	566	11/1/06	4,757	Any Time
Vintage Faire Mall	Fixed	7.89%	66,266	6,099	9/1/10	61,372	Any Time
Westside Pavilion	Fixed	6.67%	94,895	7,538	7/1/08	91,133	Any Time
Wilton Mall	Fixed	4.79%	48,541	4,183	11/1/09	40,838	Any Time

			$3,242,730

30     The Macerich Company

Joint Venture Centers (at Company's Pro Rata Share):
Arrowhead Towne Center(33.3%)	Fixed	6.38%	$27,601	$2,240	10/1/11	$24,256	Any Time
Biltmore Fashion Park(50%)	Fixed	4.68%	41,336	2,433	7/10/09	34,972	Any Time
Boulevard Shops(50%)(15)	Floating	5.64%	10,700	603	12/16/07	10,700	Any Time
Broadway Plaza(50%)	Fixed	6.68%	31,994	3,089	8/1/08	29,315	Any Time
Camelback Colonnade(75%)(16)	Floating	5.02%	31,125	1,584	10/9/07	31,125	11/29/07
Cascade(51%)	Fixed	5.10%	20,722	1,362	7/1/10	19,221	6/22/07
Chandler Festival(50%)	Fixed	4.37%	15,437	958	10/1/08	14,583	7/1/08
Chandler Gateway(50%)	Fixed	5.19%	9,700	658	10/1/08	9,223	7/1/08
Chandler Village Center(50%)	Floating	6.19%	8,312	510	12/19/06	8,312	Any Time
Corte Madera, The Village at(50.1%)	Fixed	7.75%	33,707	3,095	11/1/09	31,534	Any Time
Desert Sky Mall(50%)(17)	Fixed	5.42%	13,136	1,020	1/1/06	13,136	Any Time
East Mesa Land(50%)(18)	Floating	5.31%	2,066	120	11/15/06	2,041	Any Time
East Mesa Land(50%)(18)	Fixed	5.39%	618	36	11/15/06	611	Any Time
Hilton Village(50%)	Fixed	5.39%	4,186	415	1/1/07	3,949	Any Time
Inland Center(50%)	Fixed	4.64%	27,000	1,270	2/11/09	27,000	4/1/06
Kierland Greenway(24.5%)	Fixed	5.85%	16,602	1,144	1/1/13	13,679	Anytime
Kierland Main Street(24.5%)	Fixed	4.99%	3,821	251	1/2/13	3,502	11/3/07
Kitsap Mall/Place(51%)	Fixed	8.06%	29,947	2,755	6/1/10	28,143	Any Time
Lakewood (51%)	Fixed	5.41%	127,500	6,995	6/1/15	127,500	8/19/07
Los Cerritos Center(51%)	Fixed	7.13%	55,602	5,054	7/1/06	55,049	Any Time
Metrocenter(15%)(19)	Floating	4.80%	16,800	806	2/9/08	16,800	8/9/06
Metrocenter (15%)(20)	Floating	7.82%	726	57	2/9/08	726	8/9/06
NorthPark Center(50%)(21)	Fixed	8.33%	120,569	7,677	5/10/12	113,288	Any Time
NorthPark Center(50%)(21)	Fixed	7.25%	3,500	254	8/30/06	3,500	Any Time
Redmond-Office(51%)	Fixed	6.77%	37,722	4,443	7/10/09	30,285	Any Time
Redmond Retail(51%)	Fixed	4.81%	38,010	2,025	8/1/09	27,164	2/1/07
Ridgmar(50%)	Fixed	6.07%	28,700	1,800	4/11/10	28,700	Any Time
SDG Macerich Properties, LP(50%)(22)	Fixed	6.54%	179,215	13,476	5/15/06	178,550	Any Time
SDG Macerich Properties, LP(50%)(22)	Floating	4.79%	93,250	4,457	5/15/06	93,250	Any Time
SDG Macerich Properties, LP(50%)(22)	Floating	4.74%	40,700	1,917	5/15/06	40,700	Any Time
SanTan Village Phase II(37.5%)(23)	Floating	6.57%	8,061	530	11/2/07	8,061	Any Time
Scottsdale Fashion Square Series I(50%)	Fixed	5.39%	80,082	5,702	8/31/07	78,000	Any Time
Scottsdale Fashion Square Series II(50%)	Fixed	5.39%	34,667	2,904	8/31/07	33,250	Any Time
Stonewood Mall (51%)	Fixed	7.41%	38,592	3,298	12/11/10	36,244	Any Time
Superstition Springs(33.3%)(24)	Floating	5.28%	15,837	902	11/1/06	15,629	Any Time
Superstition Springs(33.3%)(24)	Fixed	5.39%	4,737	270	11/1/06	4,682	Any Time
Tyson's Corner Center(50%)	Fixed	5.22%	174,570	11,232	2/17/14	147,595	3/1/06
Washington Square(51%)	Fixed	6.70%	53,115	5,051	2/1/09	48,021	Any Time
Washington Square(51%)(25)	Floating	6.25%	17,411	1,088	2/1/09	16,012	11/1/06
West Acres(19%)	Fixed	6.52%	6,528	681	1/1/09	5,684	Any Time
West Acres(19%)	Fixed	9.17%	1,708	212	9/30/09	1,461	Any Time

			$1,505,612

(1)
The mortgage notes payable balances include the unamortized debt premiums (discounts). Debt premiums (discounts) represent the excess of the fair value of debt over the principal value of debt assumed in various acquisitions. The debt premiums (discounts) are being amortized into interest expense over the term of the related debt, in a manner which approximates the effective interest method. The annual interst rate in the above tables represent the effective interest rate, including the debt premiums (discounts).

The Macerich Company    31

    The debt premiums (discounts) as of December 31, 2005 consist of the following:

    Consolidated Centers

Property Pledged as Collateral

Borgata	$538
Danbury Fair Mall	21,862
Eastview Commons	979
Eastview Mall	2,300
Freehold Raceway	19,239
Great Northern	(218)
Marketplace Mall	1,976
Paradise Valley Mall	789
Paradise Valley Mall	978
Pittsford Plaza	1,192
Paradise Village Ground Leases	30
Rotterdam Square	110
Shoppingtown Mall	5,896
Towne Mall	652
Victor Valley, Mall at	699
Village Center	35
Village Fair North	243
Village Plaza	130
Wilton Mall	5,661

$63,091

    Joint Venture Centers (at Company's Pro Rata Share)

Property Pledged as Collateral

Arrowhead Towne Center	$635
Biltmore Fashion Park	3,586
Kierland Greenway	1,020
Hilton Village	120
Scottsdale Fashion Square Series I	2,082
Scottsdale Fashion Square Series II	1,414
SDG Macerich Properties, L.P.	665
Tysons Corner Center	4,570

$14,092

(2)
This annual debt service represents the payment of principal and interest. In addition, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property's gross receipts (as defined in the loan agreement) exceeds a base amount specified therein. Contingent interest expense recognized by the Company was $0.7 million for the year ended December 31, 2005.

(3)
The floating rate loan bears interest at LIBOR plus 0.65%. The Company has stepped interest rate cap agreements over the term of the loan that effectively prevent LIBOR from exceeding 7.95%.

(4)
Concurrent with the acquisition of this property, the Company placed a $30.0 million floating rate loan bearing interest at LIBOR plus 0.88%. The loan matures August 9, 2007 with two one-year extensions through August 9, 2009. At December 31, 2005, the total interest rate was 5.25%. This floating rate debt is covered by an interest rate cap agreement over the loan term which effectively prevents LIBOR from exceeding 7.12%.

(5)
This represents a construction loan which shall not exceed $51.0 million bearing interest at LIBOR plus 2.0%. At December 31, 2005, the total interest rate was 6.39%. On January 6, 2006, the Company modified the loan to reduce the interest rate to LIBOR plus 1.75% with the opportunity for further reduction upon satisfaction of certain conditions to LIBOR plus 1.50%. The maturity date was extended to August 1, 2008, with two extension options of eighteen and twelve months, respectively.

(6)
On June 30, 2004, the Company placed an $85.0 million loan maturing in 2009. The loan floated at LIBOR plus 2.0% for six months and then converted to a fixed rate loan at 4.94%. The effective interest rate over the loan term is 4.84%.

(7)
Concurrent with the acquisition of the mall, the Company placed a $108.0 million loan bearing interest at LIBOR plus 1.15% and maturing July 1, 2004 with three consecutive one year options. $92.0 million of the loan is at LIBOR plus 0.7% and $16.0 million is at LIBOR plus 3.75%. In July 2005, the Company extended the loan maturity to July 2006. At December 31, 2005, the weighted average interest rate was 5.34%.

32     The Macerich Company

(8)
This loan bore interest at LIBOR plus 1.65%. On February 15, 2006, the existing loan was paid-off in full and replaced with a $50.0 million floating rate loan that bears interest at LIBOR plus 0.85% and matures in February 2010. There is an interest rate cap agreement on the new loan that effectively prevents LIBOR from exceeding 6.65%.

(9)
On July 31, 2004, this construction loan matured and was replaced with a three-year loan, plus two one-year extension options at LIBOR plus 1.65%. At December 31, 2005, the total interest rate was 6.03%.

(10)
Both of these loans were paid off in full on January 3, 2006.

(11)
This represented a $225.0 million construction loan which bore interest at LIBOR plus 2.50%. The loan converted to a fixed rate loan at 7.00% on August 19, 2005, due to the completion and stabilization of the expansion and redevelopment project. NML is the lender for 50% of the construction loan. The funds advanced by NML are considered related party debt as they are a joint venture partner with the Company in Macerich Northwestern Associates.

(12)
The floating rate loan bears interest at LIBOR plus 1.75%. The total interest rate at December 31, 2005 was 6.0%.

(13)
This floating rate loan was issued on February 18, 2004. The loan bears interest at LIBOR plus 1.375% and matures February 20, 2006 with a one-year extension option. At December 31, 2005, the total interest rate was 4.75%. The Company has extended the maturity date to March 31, 2006. The Company is in the process of refinancing this loan.

(14)
The property has a construction note payable which shall not exceed $54.0 million, which bore interest at LIBOR plus 2.00%. At December 31, 2005, the total interest rate was 5.62%. On September 22, 2005, this loan was modified to increase the loan to $56.0 million, and to reduce the interest rate to LIBOR plus 1.25%. The loan matures on September 16, 2008 and has two one-year extension options.

(15)
The property has a construction note payable which shall not exceed $11.4 million bearing interest at LIBOR plus 2.0%. At December 31, 2005, the total interest rate was 5.64%. On December 16, 2005, the joint venture refinanced the existing loan with a $21.4 million loan bearing interest at LIBOR plus 1.25%. The loan matures on December 16, 2007 and has one twelve-month extension option.

(16)
On October 4, 2005, the joint venture refinanced the existing loan on the property with a $41.5 million loan bearing interest at LIBOR plus 0.69%. The loan matures on October 9, 2007, and has three one-year extension options. This floating rate debt is covered by an interest rate cap agreement over the loan term which effectively prevents LIBOR from exceeding 8.54%.

(17)
On March 1, 2006, the joint venture refinanced the existing loan on the property with a $51.5 million floating rate loan bearing interest at LIBOR plus 1.10%. The loan matures in February 2008 and has three one year extension options.

(18)
This note was assumed at acquisition. The loan consists of 3 traunches, with a range of maturities from 36 months (with two 18-month extension options) to 60 months. The floating rate debt ranges from LIBOR plus 0.60% to LIBOR plus 2.50%, and fixed rate debt ranges from 5.01% to 6.18%. This loan is part of a larger loan group, and is cross-collateralized and cross-defaulted with the other properties in that group, which are unaffiliated with the Company. An interest rate swap was entered into to convert $0.4 million of floating rate debt with a weighted average interest rate of 3.97% to a fixed rate of 5.39%. The interest rate swap has been designated as a hedge in accordance with Statement on Financial Accounting Standards ("SFAS") No.133, "Accounting for Derivative Instruments and Hedging Activities." Additionally, interest rate caps were entered into on a portion of the debt and reverse interest rate caps were simultaneously sold to offset the effect of the interest rate cap agreements. These interest rate caps do not qualify for hedge accounting in accordance with SFAS No. 133.

(19)
On January 11, 2005, concurrent with the acquisition of the property, the joint venture entered into a mortgage loan of $112.0 million, which bears interest at LIBOR plus 0.94%. The loan matures on February 9, 2008 and has two one-year extension options. The joint venture entered into an interest rate swap agreement for $112.0 million to convert this loan from floating to fixed at a rate of 3.86%, which effectively limits the interest rate on this loan to 4.80%. The interest rate swap has been designated as a hedge in accordance with SFAS No. 133.

(20)
On January 11, 2005, concurrent with the acquisition of the property, the joint venture entered into a loan for $37.38 million, which bears interest at LIBOR plus 3.45%. The weighted average interest rate at December 31, 2005 was 7.82%.

(21)
The annual debt service represents the payment of principal and interest. In addition, contingent interest, as defined in the loan agreement, is due upon the occurrence of certain capital events and is equal to 15% of proceeds less the base amount.

(22)
In connection with the acquisition of these Centers, the joint venture assumed $485.0 million of mortgage notes payable which are collateralized by the properties. At acquisition, the $300.0 million fixed rate portion of this debt reflected a fair value of $322.7 million, which included an unamortized premium of $22.7 million. This premium is being amortized as interest expense over the life of the loan using the effective interest method. At December 31, 2005, the unamortized balance of the debt premium was $1.3 million.

  On April 12, 2000, the joint venture issued $138.5 million of additional mortgage notes, which are collateralized by the properties and are due in May 2006. $57.1 million of this debt requires fixed monthly interest payments of $0.4 million at a weighted average rate of 8.13% while the floating rate notes of $81.4 million require monthly interest payments at a floating weighted average rate (based on LIBOR) of 4.74% at December 31, 2005. This floating rate debt is covered by an interest rate cap agreement which effectively prevents LIBOR from exceeding 11.83%.

The Macerich Company    33

  $184.5 million of this debt was refinanced in May 2003 with a new loan of $186.5 million that requires monthly interest payments at a floating weighted average rate (based on LIBOR) of 4.79% at December 31, 2005. This floating rate debt is covered by interest rate cap agreements, which effectively prevent LIBOR from exceeding 10.63%.

  Management of the joint venture anticipates it will successfully refinance the existing debt, all of which matures in May 2006, with debt having similar terms to the current debt.

(23)
The property has a construction note payable which shall not exceed $28.0 million bearing interest at LIBOR plus 2.0%. At December 31, 2005, the total interest rate was 6.57%.

(24)
This note was assumed at acquisition. The loan consists of 3 tranches, with a range of maturities from 36 months (with two 18-month extension options) to 60 months. The floating rate debt ranges from LIBOR plus 0.60% to LIBOR plus 2.5%, and fixed rate debt ranges from 5.01% to 6.18%. This loan is part of a larger loan group, and is cross-collateralized and cross-defaulted with the other properties in that group, which are unaffiliated with the Company. An interest rate swap was entered into that converts $3.0 million of floating rate debt with a weighted average interest rate of 3.97% to a fixed rate of 5.39%. The interest rate swap has been designated as a hedge in accordance with SFAS No. 133. Additionally, interest rate caps were entered into on a portion of the debt and reverse interest rate caps were simultaneously sold to offset the effect of the interest rate cap agreements. These interest rate caps do not qualify for hedge accounting in accordance with SFAS No. 133.

(25)
On October 7, 2004, the joint venture placed an additional mortgage loan on the property totaling $35.0 million bearing interest at LIBOR plus 2.00%.

Item 3. Legal Proceedings

None of the Company, the Operating Partnership, Macerich Property Management Company, LLC, Macerich Management Company, the Westcor Management Companies, Wilmorite Management Companies or their respective affiliates are currently involved in any material litigation nor, to the Company's knowledge, is any material litigation currently threatened against such entities or the Centers, other than routine litigation arising in the ordinary course of business, most of which is expected to be covered by liability insurance. For information about certain environmental matters, see "Business—Environmental Matters."

Item 4. Submission of Matters to a Vote of Securities Holders

None

34     The Macerich Company

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company is listed and traded on the New York Stock Exchange under the symbol "MAC". The common stock began trading on March 10, 1994 at a price of $19 per share. In 2005, the Company's shares traded at a high of $71.22 and a low of $53.10.

As of February 24, 2006, there were approximately 961 stockholders of record. The following table shows high and low closing prices per share of common stock during each quarter in 2004 and 2005 and dividends/distributions per share of common stock declared and paid by quarter:

	Market Quotation Per Share
			Dividends/ Distributions Declared/Paid
Quarter Ended	High	Low

March 31, 2004	$53.90	$43.60	$0.61
June 30, 2004	54.30	39.75	0.61
September 30, 2004	55.79	46.60	0.61
December 31, 2004	64.66	54.10	0.65

March 31, 2005	62.15	53.28	0.65
June 30, 2005	67.32	54.00	0.65
September 30, 2005	71.19	62.15	0.65
December 31, 2005	68.58	60.91	0.68

The Company issued 3,627,131 shares of its Series A cumulative convertible redeemable preferred stock ("Series A Preferred Stock"). There is no established public trading market for the Series A Preferred Stock. The Series A Preferred Stock was issued on February 25, 1998. Preferred stock dividends are accrued quarterly and paid in arrears. The Series A Preferred Stock can be converted on a one for one basis into common stock and will pay a quarterly dividend equal to the greater of $0.46 per share, or the dividend then payable on a share of common stock. No dividends will be declared or paid on any class of common or other junior stock to the extent that dividends on Series A Preferred Stock have not been declared and/or paid. The

The Macerich Company    35

following table shows the dividends per share of preferred stock declared and paid for each quarter in 2004 and 2005:

	Series A Preferred Stock Dividend
Quarter Ended	Declared	Paid

March 31, 2004	$0.61	$0.61
June 30, 2004	0.61	0.61
September 30, 2004	0.65	0.61
December 31, 2004	0.65	0.65

March 31, 2005	0.65	0.65
June 30, 2005	0.65	0.65
September 30, 2005	0.68	0.65
December 31, 2005	0.68	0.68

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

36     The Macerich Company

Item 6. Selected Financial Data

The following sets forth selected financial data for the Company on a historical basis. The following data should be read in conjunction with the financial statements (and the notes thereto) of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations" each included elsewhere in this Form 10-K. All amounts in thousands except per share data.

	Years Ended December 31,
	2005	2004	2003	2002	2001

OPERATING DATA:
Revenues:
Minimum rents(1)	$461,428	$329,689	$286,298	$219,537	$189,838
Percentage rents	26,085	17,654	12,427	10,735	11,976
Tenant recoveries	229,463	159,005	152,696	115,993	104,019
Management Companies(2)	26,128	21,549	14,630	4,826	312
Other	24,281	19,169	17,526	11,819	11,263

Total revenues	767,385	547,066	483,577	362,910	317,408
Shopping center and operating expenses	243,767	164,465	151,325	113,808	97,094
Management Companies' operating expenses(2)	52,839	44,080	32,031	12,881	8,515
REIT general and administrative expenses	12,106	11,077	8,482	7,435	6,780
Depreciation and amortization	206,083	142,096	104,920	74,504	62,595
Interest expense	249,910	146,327	130,707	120,288	107,560

Income from continuing operations before minority interest, equity in income of unconsolidated joint ventures and management companies, income tax benefit (provision), gain (loss) on sale or write-down of assets and loss on early extinguishment of debt	2,680	39,021	56,112	33,994	34,864
Minority interest(3)	(12,450)	(19,870)	(28,907)	(20,189)	(19,001)
Equity in income of unconsolidated joint ventures and management companies(2)	76,303	54,881	59,348	43,049	32,930
Income tax benefit (provision)(4)	2,031	5,466	444	(300)	—
Gain (loss) on sale or write down of assets	1,288	927	12,420	(3,820)	24,491
Loss on early extinguishment of debt	(1,666)	(1,642)	(170)	(3,605)	(2,034)
Discontinued operations:(5)
Gain on sale of assets	242	7,114	22,031	26,073	—
Income from discontinued operations	3,258	5,736	6,756	6,180	6,473

Net income	71,686	91,633	128,034	81,382	77,723
Less preferred dividends/preferred units	19,098	9,140	14,816	20,417	19,688

Net income available to common stockholders	$52,588	$82,493	$113,218	$60,965	$58,035

Earnings per share ("EPS")—basic:
Income from continuing operations	$0.84	$1.23	$1.68	$0.98	$1.58
Discontinued operations	0.05	0.18	0.43	0.65	0.14

Net income per share—basic	$0.89	$1.41	$2.11	$1.63	$1.72

EPS—diluted:(6)(7)
Income from continuing operations	$0.83	$1.22	$1.71	$0.98	$1.58
Discontinued operations	0.05	0.18	0.38	0.64	0.14

Net income per share—diluted	$0.88	$1.40	$2.09	$1.62	$1.72

The Macerich Company    37

	As of December 31,
	2005	2004	2003	2002	2001

BALANCE SHEET DATA
Investment in real estate (before accumulated depreciation)	$6,160,595	$4,149,776	$3,662,359	$3,251,674	$2,227,833
Total assets	$7,178,944	$4,637,096	$4,145,593	$3,662,080	$2,294,502
Total mortgage, notes and debentures payable	$5,424,730	$3,230,120	$2,682,598	$2,291,908	$1,523,660
Minority interest(3)	$284,809	$221,315	$237,615	$221,497	$113,986
Class A participating convertible preferred units	$213,786	$—	$—	$—	$—
Class A non-participating convertible preferred units	$21,501	$—	$—	$—	$—
Series A and Series B Preferred Stock	$98,934	$98,934	$98,934	$247,336	$247,336
Common stockholders' equity	$827,108	$913,533	$953,485	$797,798	$348,954
	Years Ended December 31,
	2005	2004	2003	2002	2001

OTHER DATA:
Funds from operations ("FFO")-diluted(8)	$336,831	$299,172	$269,132	$194,643	$173,372
Cash flows provided by (used in):
Operating activities	$235,296	$213,197	$215,752	$163,176	$140,506
Investing activities	$(131,948)	$(489,822)	$(341,341)	$(875,032)	$(57,319)
Financing activities	$(20,349)	$308,383	$115,703	$739,122	$(92,990)
Number of centers at year end	97	84	78	79	50
Weighted average number of shares outstanding—EPS basic	59,279	58,537	53,669	37,348	33,809
Weighted average number of shares outstanding—EPS diluted(6)(7)	73,573	73,099	75,198	50,066	44,963
Cash distribution declared per common share	$2.63	$2.48	$2.32	$2.22	$2.14
(1)
During 2001, the Company adopted SFAS No. 141, "Business Combination ". (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Statement on Critical Accounting Policies") The amortization of above and below market leases, which is recorded in minimum rents, was $11.6 million, $9.2 million, $6.1 million and $1.1 million for the years ending December 31, 2005, 2004, 2003 and 2002, respectively.

(2)
Unconsolidated joint ventures include all Centers and entities in which the Company does not have a controlling ownership interest and for Macerich Management Company through June 30, 2003 and for Macerich Property Management Company through March 28, 2001. Effective March 29, 2001, the Macerich Property Management Company merged with and into MPMC, LLC. The Company accounts for the joint ventures using the equity method of accounting. Effective March 29, 2001, the Company began consolidating the accounts for MPMC, LLC. Effective July 1, 2003, the Company began to consolidate Macerich Management Company, in accordance with FIN 46. Effective July 26, 2002, the Company consolidated the accounts of the Westcor Management Companies.

(3)
"Minority Interest" reflects the ownership interest in the Operating Partnership and other entities not owned by the REIT.

(4)
The Company's Taxable REIT Subsidiaries ("TRSs") are subject to corporate level income taxes (See Note 2 of the Company's Consolidated Financial Statements).

(5)
In 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Statement on Critical Accounting Policies")

The Company sold Boulder Plaza on March 19, 2002 and in accordance with SFAS No. 144, the results of Boulder Plaza for the periods from January 1, 2002 to March 19, 2002 and for the years ended December 31, 2001 and 2000 have been classified as discontinued operations. Total revenues associated with Boulder Plaza were approximately $0.5 million for the period January 1, 2002 to March 19, 2002 and $2.1 million for the year ended December 31, 2001.

Additionally, the Company sold its 67% interest in Paradise Village Gateway on January 2, 2003 (acquired in July 2002), and the loss on sale of $0.2 million has been classified as discontinued operations in 2003. Total revenues associated with Paradise Village Gateway for the period ending December 31, 2002 were $2.4 million. The Company sold Bristol Center on August 4, 2003, and the results for the period January 1, 2003 to August 4, 2003 and for the years ended December 31, 2002, and 2001 have been classified as discontinued operations. The sale of Bristol Center resulted in a gain on sale of asset of $22.2 million in

38     The Macerich Company

  2003. Total revenues associated with Bristol Center were approximately $2.5 million for the period January 1, 2003 to August 4, 2003 and $4.0 million and $3.3 million for the years ended December 31, 2002 and 2001, respectively.

  The Company sold Westbar on December 16, 2004, and the results for the period January 1, 2004 to December 16, 2004 and for the year ended December 31, 2003 and for the period July 26, 2002 to December 31, 2002 have been classified as discontinued operations. The sale of Westbar resulted in a gain on sale of asset of $6.8 million. Total revenues associated with Westbar were approximately $4.8 million for the period January 1, 2004 to December 17, 2004 and $5.7 million for the year ended December 31, 2003 and $2.1 million for the period July 26, 2002 to December 31, 2002.

  On January 5, 2005, the Company sold Arizona Lifestyle Galleries. The sale of this property resulted in a gain on sale of $0.3 million and the impact on the results of operations for the years ended December 31, 2004, 2003 and 2002 were insignificant.

  Additionally, the results of Crossroads Mall in Oklahoma for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 have been classified as discontinued operations. The Company has identified this asset for disposition. Total revenues associated with Crossroads Mall were approximately $10.9 million, $11.2 million, $12.2 million, $11.8 million and $12.0 million for the years ended December 31, 2005, 2004, 2003, 2002, and 2001, respectively.

(6)
Assumes that all OP Units and Westcor partnership units are converted to common stock on a one-for-one basis. The Westcor partnership units were converted into OP Units on July 27, 2004, which were subsequently redeemed for common stock on October 4, 2005.

(7)
Assumes issuance of common stock for in-the-money options and restricted stock calculated using the treasury method in accordance with SFAS No. 128 for all years presented.

(8)
The Company uses Funds from Operations ("FFO") in addition to net income to report its operating and financial results and considers FFO and FFO-diluted as supplemental measures for the real estate industry and a supplement to Generally Accepted Accounting Principles ("GAAP") measures. The National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from extraordinary items and sales of depreciated operating properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. FFO and FFO on a fully diluted basis are useful to investors in comparing operating and financial results between periods. This is especially true since FFO excludes real estate depreciation and amortization as the Company believes real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time. FFO on a fully diluted basis is one of the measures investors find most useful in measuring the dilutive impact of outstanding convertible securities. FFO does not represent cash flow from operations as defined by GAAP should not be considered as an alternative to net income as defined by GAAP, and is not indicative of cash available to fund all cash flow needs. FFO as presented may not be comparable to similarly titled measures reported by other real estate investment trusts. For the reconciliation of FFO and FFO-diluted to net income, see "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations."

The computation of FFO-diluted includes the effect of outstanding common stock options and restricted stock using the treasury method. It also assumes the conversion of MACWH, LP units to the extent that they are dilutive to the FFO computation (See Note 15—Wilmorite Acquisition of the Company's Notes to the Consolidated Financial Statements). The Company had $125.1 million of convertible subordinated debentures (the "Debentures") which matured December 15, 2002. The Debentures were dilutive for the twelve month periods ending December 31, 2002 and 2001 and were included in the FFO calculation. The Debentures were paid off in full on December 13, 2002. On February 25, 1998, the Company sold $100 million of its Series A Preferred Stock. On June 16, 1998, the Company sold $150 million of its Series B Preferred Stock. The Preferred Stock can be converted on a one-for-one basis for common stock. The Series A and Series B Preferred Stock then outstanding was dilutive to FFO in 2005, 2004, 2003, 2002 and 2001 and was dilutive to net income in 2003. All of the Series B Preferred Stock was converted to common stock on September 9, 2003.

The Macerich Company    39

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains or incorporates statements that constitutes forward-looking statements. Those statements appear in a number of places in this Form 10-K and include statements regarding, among other matters, the Company's growth, acquisition, redevelopment and development opportunities, the Company's acquisition and other strategies, regulatory matters pertaining to compliance with governmental regulations and other factors affecting the Company's financial condition or results of operations. Words such as "expects," "anticipates," "intends," "projects," "predicts," "plans," "believes," "seeks," "estimates," and "should" and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or industry to vary materially from the Company's future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include the matters described herein and under "Item 1A. Risk Factors," among others. The Company will not update any forward-looking information to reflect actual results or changes in the factors affecting the forward-looking information.

Management's Overview and Summary

The Macerich Company (the "Company") is involved in the acquisition, ownership, development, redevelopment, management, and leasing of regional and community shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"). As of December 31, 2005, the Operating Partnership owned or had an ownership interest in 75 regional shopping centers, 20 community shopping centers and two development properties aggregating approximately 78.9 million square feet of gross leasable area ("GLA"). These 97 regional, community and development shopping centers are referred to hereinafter as the "Centers", unless the context otherwise requires. The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Company's management companies.

The following discussion is based primarily on the consolidated financial statements of the Company for the years ended December 31, 2005, 2004 and 2003. The following discussion compares the activity for the year ended December 31, 2005 to results of operations for the year ended December 31, 2004. Also included is a comparison of the activities for the year ended December 31, 2004 to the results for the year ended December 31, 2003. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Acquisitions and dispositions

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

40     The Macerich Company

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

On September 15, 2003, the Company acquired Northridge Mall, an 864,000 square foot super-regional mall in Salinas, California. The total purchase price was $128.5 million and was funded by sale proceeds from Bristol Center and borrowings under the Company's line of credit. Northridge Mall is referred herein as the "2003 Acquisition Center."

On December 18, 2003, the Company acquired Biltmore Fashion Park, a 600,000 square foot regional mall in Phoenix, Arizona. The total purchase price was $158.5 million, which included the assumption of $77.4 million of debt. The Company also issued 705,636 partnership units of the Operating Partnership at a price of $42.80 per unit. The balance of the Company's 50% share of the purchase price of $10.5 million was funded by cash and borrowings under the Company's line of credit. The mall is owned in a 50/50 joint venture with an institutional partner.

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

On May 11, 2004, the Company acquired an ownership interest in NorthPark Center, a 1.4 million square foot regional mall in Dallas, Texas. The Company's initial investment in the property was $30.0 million which was funded by borrowings under the Company's line of credit. In addition, the Company assumed a pro rata share of debt of $86.6 million and funded an additional $45.0 million post-closing.

On July 1, 2004, the Company acquired the Mall of Victor Valley in Victorville, California and on July 20, 2004, the Company acquired La Cumbre Plaza in Santa Barbara, California. The Mall of Victor Valley is a 480,000 square foot regional mall and La Cumbre Plaza is a 495,000 square foot regional mall. The

The Macerich Company    41

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

On January 11, 2005, the Company became a 15% owner in a joint venture that acquired Metrocenter, a 1.3 million square foot super-regional mall in Phoenix, Arizona. The total purchase price was $160 million and concurrently with the acquisition, the joint venture placed a $112 million loan on the property. The Company's share of the purchase price, net of the debt, was $7.2 million which was funded by cash and borrowings under the Company's line of credit.

On January 21, 2005, the Company formed a 50/50 joint venture with a private investment company. The joint venture acquired a 49% interest in Kierland Commons, a 437,000 square foot mixed use center in Phoenix, Arizona. The joint venture's purchase price for the interest in the center was $49.0 million. The Company assumed its share of the underlying property debt and funded the remainder of its share of the purchase price by cash and borrowings under the Company's line of credit.

On April 8, 2005, the Company acquired Ridgmar Mall, a 1.3 million square foot super-regional mall in Fort Worth, Texas. The acquisition was completed in a 50/50 joint venture with an affiliate of Walton Street Capital, LLC. The purchase price was $71.1 million. Concurrent with the closing, a $57.4 million loan bearing interest at a fixed rate of 6.0725% was placed on the property. The balance of the purchase price was funded by borrowings under the Company's line of credit.

42     The Macerich Company

On April 25, 2005, the Company and the Operating Partnership completed its acquisition of Wilmorite Properties, Inc., a Delaware corporation ("Wilmorite") and Wilmorite Holdings, L.P., a Delaware limited partnership ("Wilmorite Holdings"). Wilmorite's portfolio includes interests in 11 regional malls and two open-air community shopping centers with 13.4 million square feet of space located in Connecticut, New York, New Jersey, Kentucky and Virginia. The total purchase price was approximately $2.333 billion, plus adjustments for working capital, including the assumption of approximately $877.2 million of existing debt with an average interest rate of 6.43% and the issuance of $234 million of convertible preferred units ("CPUs") and $5.8 million of common units in Wilmorite Holdings. The balance of the consideration to the equity holders of Wilmorite and Wilmorite Holdings was paid in cash, which was provided primarily by a five-year, $450 million term loan bearing interest at LIBOR plus 1.50% and a $650 million acquisition loan with a term of up to two years and bearing interest initially at LIBOR plus 1.60%. An affiliate of the Operating Partnership is the general partner and, together with other affiliates, own approximately 83% of Wilmorite Holdings, with the remaining 17% held by those limited partners of Wilmorite Holdings who elected to receive CPUs or common units in Wilmorite Holdings rather than cash. Approximately $213 million of the CPUs can be redeemed, subject to certain conditions, for the portion of the Wilmorite portfolio generally located in the area of Rochester, New York. The Wilmorite portfolio, exclusive of Tysons Corner Center and Tysons Corner Office (collectively referred herein as "Tysons Center"), are referred to herein as the "2005 Wilmorite Centers."

The Mall of Victor Valley, La Cumbre Plaza, Fiesta Mall, Paradise Village Ground Leases, Village Center, Village Crossroads, Village Fair and Paradise Village Office Park II are referred to herein as the "2004 Acquisition Centers."

Biltmore Fashion Park, Inland Center, Kierland Commons, Metrocenter, NorthPark Center, Ridgmar Mall and Tysons Center are joint ventures and these properties are reflected using the equity method of accounting. The Company's share of the results of these acquisitions are reflected in the consolidated results of operations of the Company in the income statement line item entitled "Equity in income of unconsolidated joint ventures."

Many of the variations in the results of operations, discussed below, occurred due to the transactions described above including the acquisition of the 2005 Wilmorite Centers and the 2004 Acquisition Centers. Kierland Commons, Metrocenter, Ridgmar Mall and Tysons Center are referred to herein as the "2005 Joint Venture Acquisition Centers." Biltmore Fashion Park, Inland Center and NorthPark Center are referred to herein as the "2004 Joint Venture Acquisition Centers." 29th Street, Parklane Mall, Santa Monica Place and Queens Center were under redevelopment during all or a portion of the reporting periods and are referred to herein as the "Redevelopment Centers." La Encantada and Scottsdale 101 were under development during all or a portion of the reporting periods and are referred to herein as the "Development Properties." All other Centers, excluding the Redevelopment Centers, the Development Properties, the 2005 Wilmorite Centers, the 2004 Acquisition Centers, the 2005 Joint Venture Acquisition Centers and the 2004 Acquisition Centers, are referred to herein as the "Same Centers," unless the context otherwise requires.

Inflation

In the last three years, inflation has not had a significant impact on the Company because of a relatively low inflation rate. Most of the leases at the Centers have rent adjustments periodically through the lease

The Macerich Company    43

term. These rent increases are either in fixed increments or based on using an annual multiple of increases in the Consumer Price Index ("CPI"). In addition, about 6%-13% of the leases expire each year, which enables the Company to replace existing leases with new leases at higher base rents if the rents of the existing leases are below the then existing market rate. Additionally, historically the majority of the leases require the tenants to pay their pro rata share of operating expenses. In January 2005, the Company began entering into leases that require tenants to pay a stated amount for operating expenses, generally excluding property taxes, regardless of the expenses actually incurred at any center. This change shifts the burden of cost control to the Company.

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

Some of these estimates and assumptions include judgments on revenue recognition, estimates for common area maintenance and real estate tax accruals, provisions for uncollectible accounts, impairment of long-lived assets, the allocation of purchase price between tangible and intangible assets, and estimates for environmental matters. The Company's significant accounting policies are described in more detail in Note 2 to the Consolidated Financial Statements. However, the following policies are deemed to be critical.

Revenue Recognition

Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight lining of rent adjustment." Currently, 37% of the mall and freestanding leases contain provisions for CPI rent increases periodically throughout the term of the lease. The Company believes that using an annual multiple of CPI increases, rather than fixed contractual rent increases, results in revenue recognition that more closely matches the cash revenue from each lease and will provide more consistent rent growth throughout the term of the leases. Percentage rents are recognized when the tenants' specified sales targets have been met. Estimated recoveries from tenants for real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred.

44     The Macerich Company

Property

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

Accounting for Acquisitions

The Company accounts for all acquisitions entered into subsequent to June 30, 2001 in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." The Company will first determine the value of the land and buildings utilizing an "as if vacant" methodology. The Company will then assign a fair value to any debt assumed at acquisition. The balance of the purchase price will be allocated to tenant improvements and identifiable intangible assets or liabilities. Tenant improvements represent the tangible assets associated with the existing leases valued on a fair market value basis at acquisition date prorated over the remaining lease terms. The tenant improvements are classified as an asset under real estate investments and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases which come in three forms: (i) origination value, which represents the value associated with "cost avoidance" of acquiring in-place leases, such as lease commissions paid under terms generally experienced in our markets; (ii) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the "assumed vacant" property to the occupancy level when purchased; and (iii) above or below market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks. Origination value is recorded as an other asset and is amortized over the remaining lease terms. Value of in-place leases is recorded as another asset and amortized over the remaining lease term plus an estimate of renewal of the acquired leases. Above or below market leases are classified as an other asset or liability, depending on whether the contractual terms are above or below market, and the asset or liability is amortized to rental revenue over the remaining terms of the leases.

When the Company acquires real estate properties, the Company allocates the purchase price to the components of these acquisitions using relative fair values computed using its estimates and assumptions. These estimates and assumptions impact the amount of costs allocated between various components as well as the amount of costs assigned to individual properties in multiple property acquisitions. These allocations also impact depreciation expense and gains or loses recorded on future sales of properties.

The Macerich Company    45

Generally, the Company engages a valuation firm to assist with the allocation.

Asset Impairment

The Company assesses whether there has been impairment in the value of its long-lived assets by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenant's ability to perform their duties and pay rent under the terms of the leases. The Company may recognize impairment losses if the cash flows are not sufficient to cover its investment. Such a loss would be determined as the difference between the carrying value and the fair value of a center.

Deferred Charges

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

Comparison of Years Ended December 31, 2005 and 2004

Revenues

Minimum and percentage rents increased by 40.4% to $487.5 million in 2005 from $347.3 million in 2004. Approximately $92.9 million of the increase relates to the 2005 Wilmorite Centers, $1.6 million relates to the Same Centers, $21.6 million relates to the 2004 Acquisition Centers and $24.1 million primarily relates to Queens Center and the Development Properties.

The amount of straight-lined rents, included in minimum rent, was $6.7 million in 2005 compared to $1.0 million in 2004. This increase in straight-lining of rents relates to the 2005 Wilmorite Centers and the 2004 Acquisition Centers which is offset by decreases resulting from the Company structuring the majority of its new leases using an annual multiple of CPI increases, which generally do not require straight-lining treatment.

The amortization of above and below market leases, which is recorded in minimum rents, increased to $11.6 million in 2005 from $9.2 million in 2004. The increase is primarily due to the 2005 Wilmorite Centers and the 2004 Acquisition Centers.

Tenant recoveries increased to $229.5 million in 2005 from $159.0 million in 2004. Approximately $52.9 million of the increase relates to the 2005 Wilmorite Centers, $5.3 million relates to Queens Center

46     The Macerich Company

and the Development Properties, $9.2 million relates to the 2004 Acquisition Centers and $3.1 million relates to the Same Centers.

Management Companies' revenues increased by 21.4% to $26.1 million in 2005 from $21.5 million in 2004 primarily due to increased management fees received from the 2005 and 2004 Joint Venture Acquisition Centers and third party management contracts.

Shopping Center and Operating Expenses

Shopping center and operating expenses increased to $243.8 million in 2005 compared to $164.5 million in 2004. This increase is a result of $54.9 million of expenses from the 2005 Wilmorite Centers, $10.5 million from the 2004 Acquisition Centers, $5.5 million from Queens Center and the Development Properties and $2.0 million from increased operating and ground rent expenses at the Same Centers. In addition, there was a write-off of a contingent compensation liability of $6.4 million in 2004.

Management Companies' Operating Expenses

Management Companies' operating expenses increased by 19.7% to $52.8 million in 2005 from $44.1 million in 2004, primarily due to higher compensation expense in 2005 compared to 2004.

REIT General and Administrative Expenses

REIT general and administrative expenses increased to $12.1 million in 2005 from $11.1 million in 2004, primarily due to increases in stock-based compensation expense compared to 2004.

Depreciation and Amortization

Depreciation and amortization increased to $206.1 million in 2005 from $142.1 million in 2004. Approximately $60.6 million relates to the 2005 Wilmorite Centers, $3.0 million relates to the 2004 Acquisition Centers and $3.6 million relates to Queens Center and the Development Properties. This is offset by a $3.2 million decrease relating to the Same Centers.

Interest Expense

Interest expense increased to $249.9 million in 2005 from $146.3 million in 2004. Approximately $26.6 million relates to the assumed debt from the 2005 Wilmorite Centers, $39.8 million relates to the term and acquisition loans for the Wilmorite Acquisition, $19.8 million relates to increased borrowings and higher interest rates under the Company's line of credit, $2.0 million relates to the Northridge Center loan which closed on June 30, 2004, $5.9 million relates to the 2004 Acquisition Centers, $10.6 million relates to Queens Center and the Development Properties and $4.5 million relates to an increase in interest rates on floating rate debt at the Same Centers. These increases are offset in part by a $4.6 million decrease related to the payoff of the $250 million term loan on July 30, 2004. Additionally, capitalized interest was $10.0 million in 2005, down from $8.9 million in 2004.

Minority Interest

The minority interest represents the 19.0% weighted average interest of the Operating Partnership not owned by the Company during 2005. This compares to 19.5% not owned by the Company during 2004.

The Macerich Company    47

Equity in Income from Unconsolidated Joint Ventures

The equity in income from unconsolidated joint ventures was $76.3 million for 2005, compared to $54.9 million in 2004. This primarily relates to increased net income from the 2005 and 2004 Joint Venture Acquisition Centers of $13.7 million. Included in the equity in income from unconsolidated joint ventures is the Company's pro rata share of straight-line rents, which increased to $4.8 million in 2005 from $1.0 million in 2004.

Income Tax Benefit

Income tax benefit from taxable REIT subsidiaries ("TRSs") decreased by $3.4 million in 2005 compared to 2004 primarily due to the tax effects of state taxes for states in which the TRSs are combined with the Company, the tax effect of stock-based compensation and the tax effects related to certain acquired assets in 2004.

Gain on Sale of Assets

In 2005, a gain of $1.3 million was recorded relating to land sales compared to a $0.9 million gain on land sales in 2004.

Loss on Early Extinguishment of Debt

In 2005, the Company recorded a loss from early extinguishment of debt of $1.7 million related to the refinancing of the Valley View Mall loan. In 2004, the Company recorded a loss from early extinguishment of debt of $1.6 million related to the payoff of a loan at one of the Redevelopment Centers and the payoff of the $250 million term loan on July 30, 2004.

Discontinued Operations

The gain on sale of $0.2 million in 2005 relates primarily to the sale of Arizona Lifestyle Galleries on January 5, 2005. In 2004, the gain on sale primarily related to the $6.8 million gain from the sale of the Westbar property on December 16, 2004. The decrease in income from discontinued operations relates to the Westbar property.

Funds From Operations

Primarily as a result of the factors mentioned above, Funds from Operations ("FFO")—Diluted increased 12.6% to $336.8 million in 2005 from $299.2 million in 2004. For the reconciliation of FFO and FFO-diluted to net income available to common stockholders, see "Funds from Operations."

Operating Activities

Cash flow from operations was $235.3 million in 2005 compared to $213.2 million in 2004. The increase is primarily due to the foregoing results at the Centers and offset by a decrease in distributions of income from unconsolidated joint ventures in 2005 compared to 2004.

Investing Activities

Cash used in investing activities was $131.9 million in 2005 compared to $489.8 million in 2004. The change resulted primarily from increases in distributions of capital from unconsolidated joint ventures. This is offset by the joint venture acquisitions of Metrocenter and Kierland Commons, the Company's additional contributions to NorthPark Center and the decreased development, redevelopment, expansion and

48     The Macerich Company

renovation of Centers in 2005 compared to 2004 due to completion of the Queens Center and La Encantada projects.

Financing Activities

Cash flow used in financing activities was $20.3 million in 2005 compared to cash flow provided by financing activities of $308.4 million in 2004. The 2005 decrease compared to 2004 resulted primarily from fewer refinancings for 2005 than 2004 and increased dividend payments to common stockholders. Additionally, the funding of the Queens construction loan was $65.7 million less in 2005 compared to 2004 due to the substantial completion of the expansion project.

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

The amortization of above and below market leases, which is recorded in minimum rents, increased to $9.2 million in 2004 from $6.1 million in 2003. The increase is primarily due to the 2003 Acquisition Center, 2004 Acquisition Centers and the Company acquiring 50% of its joint venture partner's interest in FlatIron Crossing.

The amount of straight-lined rents, included in minimum rent, was $1.0 million in 2004 as compared to $2.9 million in 2003. The decrease is due to the structuring of new leases with rent increases based upon annual multiples of CPI rather than fixed contractual rent increases.

Tenant recoveries increased to $159.0 million in 2004 from $152.7 in 2003. Approximately $0.1 million relates to the Company acquiring 50% of its joint venture partner's interest in FlatIron Crossing, $3.4 million relates to the Redevelopment and Development Centers, primarily Queens Center, La Encantada and Scottsdale 101, $4.4 million relates to the 2003 Acquisition Center and $3.7 million relates to the 2004 Acquisition Centers. This is offset by a $3.8 million decrease due to a change in estimated recovery rates at the Same Centers and a $1.1 million decrease relating to the Company's sale of a 49.9% partnership interest in the Village at Corte Madera.

Management Companies' revenues increased by 47.3% to $21.5 million in 2004 compared to $14.6 million in 2003 primarily due to consolidating Macerich Management Company effective July 1, 2003 in accordance with FIN 46. Prior to July 1, 2003, the Macerich Management Company was accounted for using the equity method of accounting.

The Macerich Company    49

Shopping Center and Operating Expenses

Shopping center and operating expenses increased to $164.5 million in 2004 compared to $151.3 million in 2003. The increase is a result of $4.6 million related to the 2003 Acquisition Center, $4.2 million due to the 2004 Acquisition Centers, $7.3 million related to the Redevelopment and Development Centers, primarily Queens Center, La Encantada and Scottsdale 101, $0.1 million related to the Company acquiring 50% of its joint venture partner's interest in FlatIron Crossing and $5.3 million relating to the Same Centers due to increases in recoverable and non-recoverable expenses. This is offset by a decrease of non-recoverable expenses due to a write-off of a $6.4 million compensation liability and a $1.4 million decrease related to the Company's sale of a 49.9% partnership interest in the Village at Corte Madera.

Management Companies' Operating Expenses

Expenses increased by 37.8% to $44.1 million in 2004 from $32.0 million in 2003 primarily due to consolidating Macerich Management Company effective July 1, 2003 in accordance with FIN 46. Prior to July 1, 2003, the Macerich Management Company was accounted for using the equity method of accounting.

REIT General and Administrative Expenses

REIT general and administrative expenses increased to $11.1 million in 2004 from $8.5 million in 2003, primarily due to increases in professional services and stock-based compensation expense.

Depreciation and Amortization

Depreciation and amortization increased to $142.1 million in 2004 from $104.9 million in 2003. Approximately $3.3 million of the increase relates to the 2003 Acquisition Center, $7.8 million relates to the 2004 Acquisition Centers, $2.0 million relates to consolidating Macerich Management Company effective July 1, 2003, $3.8 million relates to additional capital expenditures at the Same Centers and $8.5 million relates to Queens Center, La Encantada and Scottsdale 101. Additionally, $12.9 million of depreciation and amortization was recorded for the year ended December 31, 2004 compared to the same period in 2003 due to the 2002, 2003 and 2004 acquisitions. This is offset by a $1.1 million decrease relating to the sale of 49.9% of the partnership interest in the Village at Corte Madera.

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

Equity in Income from Unconsolidated Joint Ventures and Macerich Management Company

The income from unconsolidated joint ventures and the Macerich Management Company was $54.9 million for 2004, compared to income of $59.3 million in 2003. This decrease is primarily due to increased depreciation relating to SFAS No. 141 on the 2004 Joint Venture Acquisition Centers and consolidating Macerich Management Company effective July 1, 2003 in accordance with FIN 46. Prior to July 1, 2003, the Macerich Management Company was accounted for using the equity method of accounting.

Income Tax Benefit

Income tax benefit from TRSs increased by $5.0 million in 2004 compared to 2003 primarily due to the tax effects of state taxes for states in which the TRSs are combined with the Company, the change in tax rates applicable to certain acquired assets, the tax effect of stock-based compensation and the release of a valuation allowance in 2003.

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

The Macerich Company    51

Net Income Available to Common Stockholders

Primarily as a result of the sale of Bristol Center in 2003, the purchase of the 2003 Acquisition Center and the 2004 Acquisition Centers, the sale of 49.9% of the partnership interest in the Village at Corte Madera, the Company acquiring 50% of its joint venture partner's interest in FlatIron Crossing, the change in depreciation expense due to SFAS No. 141, the redevelopment of Queens Center, the developments of La Encantada and Scottsdale 101 and the foregoing results, net income available to common stockholders decreased to $82.5 million in 2004 from $113.2 million in 2003.

Operating Activities

Cash flow from operations was $213.2 million in 2004 compared to $215.7 million in 2003. The decrease is primarily due to the foregoing results at the Centers as mentioned above.

Investing Activities

Cash used in investing activities was $489.8 million in 2004 compared to cash used in investing activities of $341.3 million in 2003. The change resulted primarily from the proceeds of $107.2 million received in 2003 from the sale of Paradise Village Gateway, the Shops at Gainey Village, Bristol Center and the 49.9% interest in the Village at Corte Madera which is offset by increased contributions to joint ventures and acquisitions of joint ventures, $291.5 million relating to the 2004 Acquisition Centers and by the Company's purchase of its joint venture partner's 50% interest in FlatIron Crossing on January 31, 2003.

Financing Activities

Cash flow provided by financing activities was $308.4 million in 2004 compared to cash flow provided by financing activities of $115.7 million in 2003. The 2004 increase compared to 2003 resulted primarily from $94.1 million of additional funding relating to Queens construction loan, the $85.0 million Northridge loan, the new $84.0 million loan at Fiesta Mall and increased borrowings under the Company's line of credit, which is offset by the Company acquiring 50% of its joint venture partner's interest in FlatIron Crossing in January 2003, the $32.3 million funding of the Panorama loan in the first quarter of 2003 and increased dividends being paid in 2004 compared to 2003.

Funds From Operations

Primarily as a result of the factors mentioned above, Funds from Operations—Diluted increased 11.1% to $299.2 million in 2004 from $269.1 million in 2003. For the reconciliation of FFO and FFO-diluted to net income available to common stockholders, see "Funds from Operations."

Liquidity and Capital Resources

The Company intends to meet its short term liquidity requirements through cash generated from operations, working capital reserves, property secured borrowings, unsecured corporate borrowings and borrowings under the revolving line of credit. The Company anticipates that revenues will continue to provide necessary funds for its operating expenses and debt service requirements, and to pay dividends to stockholders in accordance with REIT requirements. The Company anticipates that cash generated from operations, together with cash on hand, will be adequate to fund capital expenditures which will not be

52     The Macerich Company

reimbursed by tenants, other than non-recurring capital expenditures. The following tables summarize capital expenditures (in millions) incurred at the Centers for the years ending December 31:

Consolidated Centers:	2005	2004	2003

Acquisitions of property and equipment	$1,767.2	$301.1	$359.2
Development, redevelopment and expansion of Centers	77.2	139.3	166.3
Renovations of Centers	51.1	21.2	21.7
Tenant allowances	21.8	10.9	7.3
Deferred leasing charges	21.8	16.8	15.2

Total	$1,939.1	$489.3	$569.7

Joint Venture Centers (at Company's pro rata share):

Acquisitions of property and equipment(1)	$736.4	$41.1	$(19.2)
Development, redevelopment and expansion of Centers	79.4	6.6	17.6
Renovations of Centers	32.2	10.1	2.8
Tenant allowances	8.9	10.5	4.7
Deferred leasing charges	5.1	3.7	3.3

Total	$862.0	$72.0	$9.2

(1)
Includes the Company's purchase of its joint venture partner's 50% interest in FlatIron Crossing on January 31, 2003.

Management expects similar levels to be incurred in future years for tenant allowances and deferred leasing charges and to incur between $250 million to $350 million in 2006 for development, redevelopment, expansion and renovations. Capital for major expenditures or major developments and redevelopments has been, and is expected to continue to be, obtained from equity or debt financings which include borrowings under the Company's line of credit and construction loans. However, many factors impact the Company's ability to access capital, such as its overall debt level, interest rates, interest coverage ratios and prevailing market conditions.

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

The Company's total outstanding loan indebtedness at December 31, 2005 was $6.9 billion (including $1.5 billion of its pro rata share of joint venture debt). This equated to a debt to Total Market Capitalization (defined as total debt of the Company, including its pro rata share of joint venture debt, plus aggregate market value of outstanding shares of common stock, assuming full conversion of OP Units and preferred stock into common stock) ratio of approximately 56.0% at December 31, 2005. The majority of the Company's debt consists of fixed-rate conventional mortgages payable collateralized by individual properties.

The Macerich Company    53

The Company filed a shelf registration statement, effective June 6, 2002, to sell securities. The shelf registration was for a total of $1.0 billion of common stock, common stock warrant or common stock rights. The Company sold a total of 15.2 million shares of common stock under this shelf registration on November 27, 2002. The aggregate offering price of this transaction was approximately $440.2 million, leaving approximately $559.8 million available under the shelf registration statement. In addition, the Company filed another shelf registration statement, effective October 27, 2003, to sell up to $300 million of preferred stock. On January 12, 2006, the Company filed a shelf registration statement registering an unspecified amount of Common Stock as may from time to time be offered.

On January 19, 2006, the Company issued 10.9 million shares of common stock for net proceeds of $747.0 million. The net proceeds were used to pay off the $619.0 million acquisition loan (See Note 15 of the Company's Notes to Consolidated Financial Statements) and to pay down the line of credit pending use to pay part of the purchase price for Valley River Center (See Recent Developments—Acquisitions).

The Company had a $425.0 million revolving line of credit. This revolving line of credit had a three-year term through July 26, 2005 with a one-year extension option. The interest rate fluctuated from LIBOR plus 1.75% to LIBOR plus 3.00% depending on the Company's overall leverage level. On July 30, 2004, the Company amended and expanded the revolving line of credit to $1.0 billion and extended the maturity to July 30, 2007 plus a one-year extension. In April 2005, the interest rate on the facility was reduced to 1.50% over LIBOR based on the Company's current leverage level. The interest rate fluctuates from LIBOR plus 1.15% to LIBOR plus 1.70% depending on the Company's overall leverage level. As of December 31, 2005, $863.0 million of borrowings were outstanding at an average interest rate of 5.93%.

On May 13, 2003, the Company issued $250.0 million in unsecured notes maturing in May 2007 with a one-year extension option bearing interest at LIBOR plus 2.50%. The proceeds were used to pay down and create more availability under the Company's line of credit. At December 31, 2005 and December 31, 2004, the entire $250.0 million of notes were outstanding at an interest rate of 6.0% and 4.45%, respectively. The Company had an interest rate swap agreement which effectively fixed the interest rate at 4.45% from November 2003 to October 13, 2005. Concurrently with the Wilmorite closing, the Company modified these unsecured notes. The interest rate was reduced to LIBOR plus 1.50%.

At December 31, 2005, the Company had cash and cash equivalents available of $155.1 million.

Off-Balance Sheet Arrangements

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

In addition, certain joint ventures also have debt that could become recourse debt to the Company or its subsidiaries, in excess of it's pro rata share, should the joint ventures be unable to discharge the obligations

54     The Macerich Company

of the related debt. The following reflects the maximum amount of debt principal that could recourse to the Company at December 31, 2005 (in thousands):

Property Name	Recourse Debt	Maturity Date

Boulevard Shops	$4,280	12/16/2007
Chandler Village Center	16,624	12/19/2006
Metrocenter	726	2/9/2008

	$21,630

The above amounts decreased $2.5 million from December 31, 2004.

Additionally, as of December 31, 2005, the Company is contingently liable for $5.6 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

Long-term contractual obligations

The following is a schedule of long-term contractual obligations (as of December 31, 2005) for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years

Long-term debt obligations (includes expected interest payments)	$6,547,117	$1,257,222	$2,167,317	$1,316,588	$1,805,990
Operating lease obligations	420,378	5,941	12,099	12,687	389,651
Purchase obligations	22,073	22,073	—	—	—
Other long-term liabilities	308,076	308,076	—	—	—

	$7,297,644	$1,593,312	$2,179,416	$1,329,275	$2,195,641

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

The Macerich Company    55

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

The inclusion of gains (losses) on sales of peripheral land included in FFO for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 were $3.4 million (including $2.1 million from joint ventures at pro rata), $4.4 million (including $3.5 million from joint ventures at pro rata), $1.4 million (including $0.4 million from joint ventures at pro rata), $2.5 million (including $2.4 million from joint ventures at pro rata), $0.3 million (including $0.1 million from joint ventures at pro rata), respectively.

The following reconciles net income available to common stockholders to FFO and FFO-diluted (dollars in thousands):

	2005		2004		2003		2002		2001
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Net income—available to common stockholders	73,250	$52,588	72,715	$82,493	67,332	$113,218	49,611	$60,965	44,963	$58,035
Adjustments to reconcile net income to FFO—basic:
Minority interest	—	12,450	—	19,870	—	28,907	—	20,189	—	19,001
Gain on sale or write-down of wholly-owned assets	—	(1,530)	—	(8,041)	—	(34,451)	—	(22,253)	—	(24,491)
Add: Gain on land sales—consolidated assets	—	1,307	—	939	—	1,054	—	128	—	215
Less: Impairment write-down of consolidated assets	—	—	—	—	—	—	—	(3,029)	—	—
(Gain) loss on sale or write-down of assets from unconsolidated entities (pro rata)	—	(1,954)	—	(3,353)	—	(155)	—	8,021	—	(191)
Add: Gain on land sales from unconsolidated entities (pro rata)	—	2,092	—	3,464	—	387	—	2,403	—	123
Less: Impairment write-down of pro rata unconsolidated entities	—	—	—	—	—	—	—	(10,237)	—	—
Depreciation and amortization on wholly-owned centers	—	203,065	—	144,828	—	109,569	—	78,837	—	65,983
Depreciation and amortization on joint ventures and from management companies (pro rata)	—	73,247	—	61,060	—	45,133	—	37,355	—	28,077
Cumulative effect of change in accounting principle—pro rata unconsolidated entities	—	—	—	—	—	—	—	—	—	128
Less: depreciation on personal property and amortization of loan costs and interest rate caps	—	(14,724)	—	(11,228)	—	(9,346)	—	(7,463)	—	(4,969)

FFO—basic(1)	73,250	326,541	72,715	290,032	67,332	254,316	49,611	164,916	44,963	141,911
Additional adjustments to arrive at FFO—diluted:
Impact of convertible preferred stock	3,627	9,648	3,627	9,140	7,386	14,816	9,115	20,417	9,115	19,688
Impact of non-participating convertible preferred units	197	642	—	—	—	—	—	—	—	—
Impact of stock options using the treasury method	323	—	385	—	480	—	456	—	—	—
Impact of convertible debentures	—	—	—	—	—	—	3,833	9,310	4,824	11,773

FFO—diluted(2)	77,397	$336,831	76,727	$299,172	75,198	$269,132	63,015	$194,643	58,902	$173,372

(1)
Calculated based upon basic net income as adjusted to reach basic FFO. As of December 31, 2005, 2004, 2003, 2002 2001, 13.5 million, 14.2 million, 14.2 million, 13.7 million and 11.2 million of OP Units and Westcor partnership units were outstanding, respectively. The Westcor partnership units were converted to OP Units on July 27, 2004 which were subsequently redeemed for common stock on October 4, 2005.

(2)
The computation of FFO—diluted shares outstanding includes the effect of outstanding common stock options and restricted stock using the treasury method. It also assumes the conversion of MACWH, LP units to the extent that it is dilutive to the FFO computation (See Note 15-Wilmorite Acquisition of the Company's Notes to the Consolidated Financial Statements). The convertible debentures were dilutive for the years ended December 31, 2002 and 2001 and were included in the FFO calculation. The convertible debentures were paid off in full on December 13, 2002. On February 25, 1998, the Company sold $100 million of its Series A Preferred Stock. On June 16, 1998, the Company sold $150 million of its Series B Preferred Stock. On

56     The Macerich Company

  September 9, 2003, 5.5 million shares of Series B Preferred Stock were converted into common shares. The preferred stock can be converted on a one-for-one basis for common stock. The then outstanding preferred shares are assumed converted for purposes of 2005, 2004, 2003, 2002 and 2001 FFO-diluted as they are dilutive to that calculation.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company's primary market risk exposure is interest rate risk. The Company has managed and will continue to manage interest rate risk by (1) maintaining a ratio of fixed rate, long-term debt to total debt such that floating rate exposure is kept at an acceptable level, (2) reducing interest rate exposure on certain long-term floating rate debt through the use of interest rate caps and/or swaps with appropriately matching maturities, (3) using treasury rate locks where appropriate to fix rates on anticipated debt transactions, and (4) taking advantage of favorable market conditions for long-term debt and/or equity.

The following table sets forth information as of December 31, 2005 concerning the Company's long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV") (dollars in thousands):

	For the Years Ended December 31,
	2006	2007	2008	2009	2010	Thereafter	Total	FV

CONSOLIDATED CENTERS:
Long term debt:
Fixed rate	$57,653	$130,515	$378,414	$399,629	$627,505	$1,630,016	$3,223,732	$2,872,260
Average interest rate	5.60%	5.60%	5.50%	5.60%	5.70%	6.30%	5.70%
Floating rate	894,706	1,178,292	56,000	—	—	72,000	2,200,998	2,200,998
Average interest rate	5.90%	5.80%	5.20%			5.00%	5.80%

Total debt—Consolidated Centers	$952,359	$1,308,807	$434,414	$399,629	$627,505	$1,702,016	$5,424,730	$5,073,258

JOINT VENTURE CENTERS:
Long term debt (at Company's pro rata share:)
Fixed rate	$262,023	$132,294	$66,263	$227,644	$118,381	$448,664	$1,255,269	$1,340,256
Average interest rate	6.60%	6.90%	6.30%	6.90%	6.30%	6.20%	6.60%
Floating rate	165,943	50,327	17,984	16,089	—	—	250,343	250,343
Average interest rate	5.10%	5.20%	5.50%	6.30%			5.20%

Total debt—Joint Venture Centers	$427,966	$182,621	$84,247	$243,733	$118,381	$448,664	$1,505,612	$1,590,599

The consolidated Centers' total fixed rate debt was $3.2 billion and $1.8 billion at December 31, 2005 and 2004, respectively. The average interest rate was 5.70% and 6.42% and December 31, 2005 and 2004, respectively.

The consolidated Centers' total floating rate debt was $2.2 billion and $1.5 billion at December 31, 2005 and 2004, respectively. The average interest rate was 5.80% and 3.89% at December 31, 2005 and 2004, respectively.

The Company's pro rata share of the Joint Venture Centers' fixed rate debt was $1.3 billion and $956.4 million at December 31, 2005 and 2004, respectively. The average interest rate increased to 6.60% at December 31, 2005 from 6.46% at December 31, 2004. The Company's pro rata share of the Joint Venture Centers' floating rate debt was $250.3 million and $190.9 million at December 31, 2005 and 2004, respectively. The average interest rate increased from 3.02% at December 31, 2004 to 5.20% at December 31, 2005.

The Macerich Company    57

The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." (See "Notes to Consolidated Financial Statements—Fair Value of Financial Instruments")

The Company's $450.0 million term loan has an interest rate swap agreement which effectively fixed the interest rate at 6.296% (4.796% Swap rate plus 1.50%) from December 1, 2005 to April 15, 2010. The fair value of this swap agreement at December 31, 2005 was ($0.9) million.

The Company has an interest rate cap from July 9, 2004 to August 9, 2007 with a notional amount of $30.0 million on the loan at La Cumbre Plaza. This interest rate cap prevents the LIBOR interest rate from exceeding 7.12%. The fair value of this cap agreement at December 31, 2005 and December 31, 2004 was zero.

The Company's East Mesa Land and Superstition Springs joint venture have an interest rate swap through February 15, 2007, which converts $3.4 million of floating rate debt with a weighted average interest rate of 3.97% to a fixed rate of 5.39%. This swap has been designated as a hedge in accordance with SFAS No. 133. Additionally, interest rate caps were simultaneously sold to offset the effect of the interest rate cap agreements. These interest rate caps do not qualify for hedge accounting in accordance with SFAS No.133.

The Company's Metrocenter joint venture has an interest rate swap agreement which effectively converts the Company's $16.8 million share of floating rate debt to a fixed interest rate of 4.80% from January 2005 to February 2008. The fair value of this swap agreement is reflected in other comprehensive income and the Company's share of the fair value of this swap agreement at December 31, 2005 was $0.3 million.

The Company has an interest cap from September 9, 2005 to December 15, 2007 with a notional amount of $72.0 million on its Greece Ridge loan. The interest rate cap prevents the LIBOR interest rate from exceeding 6.625% through September 15, 2006 and 7.95% through December 15, 2007. The fair value of this cap agreement at December 31, 2005 was zero.

The Company's Camelback Colonnade joint venture has an interest cap from September 30, 2005 to November 17, 2008 with a notional amount of $41.5 million on the loan the property. The interest rate cap prevents the LIBOR interest rate from exceeding 8.54%. The fair value of this cap agreement at December 31, 2005 was zero.

In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $24.5 million per year based on $2.5 billion outstanding of floating rate debt at December 31, 2005.

The fair value of the Company's long term debt is estimated based on discounted cash flows at interest rates that management believes reflect the risks associated with long term debt of similar risk and duration.

58     The Macerich Company

Item 8. Financial Statements and Supplementary Data

Refer to the Index to Financial Statements and Financial Statement Schedules for the required information appearing in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Based on their evaluation as of December 31, 2005, the Company's Chief Executive Officer and Chief Financial Officer, have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. The Company's management has concluded that, as of December 31, 2005, its internal control over financial reporting is effective based on these criteria. The Company's independent registered public accounting firm, Deloitte and Touche LLP, has issued an audit report on management's assessment of our internal control over financial reporting, which is included herein.

The Macerich Company    59

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
The Macerich Company
Santa Monica, California

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that The Macerich Company and its subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

60     The Macerich Company

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2005, of the Company and our report dated March 9, 2006 expressed an unqualified opinion on those financial statements and financial statement schedules.

Deloitte & Touche LLP
Los Angeles, California

March 9, 2006

The Macerich Company    61

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 9B. Other Information

None

62     The Macerich Company

Part III

Item 10. Directors and Executive Officers of the Registrant

There is hereby incorporated by reference the information which appears under the captions "Information Regarding Nominees and Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Audit Committee Matters" and "Codes of Ethics" in the Company's definitive proxy statement for its 2006 Annual Meeting of Stockholders and is responsive to the information required by this Item.

Item 11. Executive Compensation

There is hereby incorporated by reference the information which appears under the caption "Election of Directors" in the Company's definitive proxy statement for its 2006 Annual Meeting of Stockholders and is responsive to the information required by this Item. Notwithstanding the foregoing, the Report of the Compensation Committee on executive compensation and the Stock Performance Graph set forth therein shall not be incorporated by reference herein, in any of the Company's prior or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent the Company specifically incorporates such report or stock performance graph by reference therein and shall not be otherwise deemed filed under either of such Acts.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

There is hereby incorporated by reference the information which appears under the captions "Principal Stockholders," "Information Regarding Nominees and Directors" and "Executive Officers" in the Company's definitive proxy statement for its 2006 Annual Meeting of Stockholders and is responsive to the information required by this Item.

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

Summary Table.    The following table sets forth, for the Company's equity compensation plans, the number of shares of Common Stock subject to outstanding options, warrants and rights, the weighted-average exercise

The Macerich Company    63

price of outstanding options, and the number of shares remaining available for future award grants as of December 31, 2005.

Plan Category	Number of shares of Common Stock to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights(1) (b)	Number of shares of Common Stock remaining available for future issuance under equity compensation plans (excluding shares reflected in column(a)) (c)

Equity Compensation Plans approved by stockholders	524,097	(2)	$23.89	6,412,052	(3)
Equity Compensation Plans not approved by stockholders	20,000	(4)	$30.75	—

Total	544,097			6,412,052

(1)
Weighted average exercise price of outstanding options does not include stock units.

(2)
Represents 412,976 shares subject to outstanding options under the 1994 Plan, 2003 Plan and 97,621 shares underlying stock units, payable on a one-for-one basis, credited to stock unit accounts under the Director Phantom Stock Plan, and 13,500 shares subject to outstanding options under the Director Plan.

(3)
Of these shares, 5,541,349 were available for options, stock appreciation rights, restricted stock, stock units, stock bonuses, performance based awards, dividend equivalent rights and operating partnership units or other convertible or exchangeable units under the 2003 Plan, 134,517 were available for issuance under stock units under the Director Phantom Stock Plan and 736,186 were available for issuance under the Employee Stock Purchase Plan.

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

Item 13. Certain Relationships and Related Transactions

There is hereby incorporated by reference the information which appears under the captions "Certain Transactions" in the Company's definitive proxy statement for its 2006 Annual Meeting of Stockholders.

64     The Macerich Company

Item 14. Principal Accountant Fees and Services

There is hereby incorporated by reference the information which appears under the captions "Principal Accountant Fees and Services" and "Audit Committee Pre-Approval Policy" in the Company's definitive proxy statement for its 2006 Annual Meeting of Stockholders.

The Macerich Company    65

Part IV

Item 15. Exhibits and Financial Statement Schedules

66     The Macerich Company

		Statements of partners' equity of SDG Macerich Properties, L.P. for the years ended December 31, 2005, 2004 and 2003	131
		Notes to financial statements	132
	4.	Financial Statement Schedules
		Schedule III—Real estate and accumulated depreciation of the Company	138
		Schedule III—Real estate and accumulated depreciation of Pacific Premier Retail Trust	141
		Schedule III—Real estate and accumulated depreciation of SDG Macerich Properties, L.P	143
(b)	1.	Exhibits
		The Exhibit Index attached hereto is incorporated by reference under this item	147

The Macerich Company    67

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Macerich Company
Santa Monica, California

We have audited the accompanying consolidated balance sheets of The Macerich Company and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, common stockholders' equity, and cash flows for each of the years then ended. Our audits also included the Company's consolidated financial statement schedules listed in the Index at Item 15(a)(4) as of and for the years ended December 31, 2005 and 2004. These consolidated financial statements and consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedules based on our audits. The consolidated financial statements and the consolidated financial statement schedules of the Company for the year ended December 31, 2003 were audited by other auditors whose report, dated March 11, 2004, except for Note 2, "Accounting for the Impairment or Disposal of Long Lived Assets" as to which the date is March 11, 2005 expressed an unqualified opinion on those statements. We did not audit the consolidated financial statements of SDG Macerich Properties, L.P. (the "Partnership"), the Company's investment in which is reflected in the accompanying consolidated financial statements using the equity method of accounting. The Company's equity of $142,102,000 and $147,915,000 in the Partnership's net assets at December 31, 2005 and 2004, respectively, and $15,537,000 and $16,499,000 in the Partnership's net income for the two years ended December 31, 2005 are included in the accompanying consolidated financial statements. Such financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the Partnership, is based solely on the report of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, such 2005 and 2004 consolidated financial statements present fairly, in all material respects, the financial position of The Macerich Company and subsidiaries at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits and the report of the other auditors, such consolidated financial statement schedules as of and for the years ended December 31, 2005 and 2004, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Deloitte & Touche LLP Los Angeles, California
March 9, 2006

68     The Macerich Company

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Macerich Company:

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the results of operations and cash flows of The Macerich Company (the "Company") for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(4) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We did not audit the financial statements of SDG Macerich Properties, L.P. (the "Partnership"), the investment in which is reflected in the accompanying consolidated financial statements using the equity method of accounting. The investment in the Partnership represents approximately 3.7% of the Company's consolidated total assets at December 31, 2003 and the equity in income, net of minority interest, represents approximately 12.5% of the related consolidated net income for the year ended December 31, 2003. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the Partnership, is based solely on the report of the other auditors. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Los Angeles, CA
March 11, 2004 except for Note 2, "Accounting for the
Impairment or Disposal of Long Lived Assets" as to
which the date is March 11, 2005

The Macerich Company    69

THE MACERICH COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	December 31,
	2005	2004

ASSETS
Property, net	$5,438,496	$3,574,553
Cash and cash equivalents	155,113	72,114
Restricted cash	54,659	12,351
Tenant receivables, net	89,165	68,716
Deferred charges and other assets, net	360,217	280,694
Loans to unconsolidated joint ventures	1,415	6,643
Due from affiliates	4,258	3,502
Investments in unconsolidated joint ventures	1,075,621	618,523

Total assets	$7,178,944	$4,637,096

LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY:
Mortgage notes payable:
Related parties	$154,531	$141,782
Others	3,088,199	2,195,338

Total	3,242,730	2,337,120
Bank notes payable	2,182,000	893,000
Accounts payable and accrued expenses	75,121	47,755
Other accrued liabilities	226,985	123,081
Preferred stock dividend payable	5,970	2,358

Total liabilities	5,732,806	3,403,314

Minority interest	284,809	221,315

Commitments and contingencies
Class A participating convertible preferred units	213,786	—

Class A non-participating convertible preferred units	21,501	—

Series A cumulative convertible redeemable preferred stock, $.01 par value, 3,627,131 shares authorized, issued and outstanding at December 31, 2005 and 2004	98,934	98,934
Common stockholders' equity:
Common stock, $.01 par value, 145,000,000 shares authorized, 59,941,552 and 58,785,694 shares issued and outstanding at December 31, 2005 and 2004, respectively	599	586
Additional paid-in capital	1,050,891	1,029,940
Accumulated deficit	(209,005)	(103,489)
Accumulated other comprehensive income	87	1,092
Unamortized restricted stock	(15,464)	(14,596)

Total common stockholders' equity	827,108	913,533

Total liabilities, preferred stock and common stockholders' equity	$7,178,944	$4,637,096

The accompanying notes are an integral part of these financial statements.

70     The Macerich Company

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

	For the years ended December 31,
	2005	2004	2003

REVENUES:
Minimum rents	$461,428	$329,689	$286,298
Percentage rents	26,085	17,654	12,427
Tenant recoveries	229,463	159,005	152,696
Management Companies	26,128	21,549	14,630
Other	24,281	19,169	17,526

Total revenues	767,385	547,066	483,577

EXPENSES:
Shopping center and operating expenses	243,767	164,465	151,325
Management Companies' operating expenses	52,839	44,080	32,031
REIT general and administrative expenses	12,106	11,077	8,482

	308,712	219,622	191,838

Interest expense:
Related parties	9,638	5,800	5,689
Others	240,272	140,527	125,018

Total interest expense	249,910	146,327	130,707

Depreciation and amortization	206,083	142,096	104,920
Equity in income of unconsolidated joint ventures and the management companies	76,303	54,881	59,348
Income tax benefit	2,031	5,466	444
Gain on sale of assets	1,288	927	12,420
Loss on early extinguishment of debt	(1,666)	(1,642)	(170)

Income from continuing operations	80,636	98,653	128,154
Discontinued operations:
Gain on sale of assets	242	7,114	22,031
Income from discontinued operations	3,258	5,736	6,756

Total from discontinued operations	3,500	12,850	28,787

Income before minority interest	84,136	111,503	156,941
Less: Minority interest	12,450	19,870	28,907

Net income	71,686	91,633	128,034
Less: Preferred dividends	19,098	9,140	14,816

Net income available to common stockholders	$52,588	$82,493	$113,218

Earnings per common share—basic:
Income from continuing operations	$0.84	$1.23	$1.68
Discontinued operations	0.05	0.18	0.43

Net income per share available to common stockholders	$0.89	$1.41	$2.11

Earnings per common share—diluted:
Income from continuing operations	$0.83	$1.22	$1.71
Discontinued operations	0.05	0.18	0.38

Net income per share available to common stockholders	$0.88	$1.40	$2.09

Weighted average number of common shares outstanding
Basic	59,279,000	58,537,000	53,669,000

Diluted	73,573,000	73,099,000	75,198,000

The accompanying notes are an integral part of these financial statements.

The Macerich Company    71

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

(Dollars in thousands, except per share data)

	Common Stock
			Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Unamortized Restricted Stock	Total Common Stockholders' Equity
	Shares	Par Value		Accumulated Deficit

Balance December 31, 2002	51,490,929	$514	$835,900	$(23,870)	$(4,811)	$(9,935)	$797,798

Comprehensive income:
Net income	—	—	—	128,034	—	—	128,034
Reclassification of deferred losses	—	—	—	—	1,328	—	1,328
Interest rate swap/cap agreements	—	—	—	—	1,148	—	1,148

Total comprehensive income	—	—	—	128,034	2,476	—	130,510
Issuance costs	—	—	(254)	—	—	—	(254)
Issuance of restricted stock	374,846	4	12,262	—	—	—	12,266
Unvested restricted stock	(374,846)	(4)	—	—	—	(12,262)	(12,266)
Vested restricted stock	214,641	2	—	—	—	7,492	7,494
Exercise of stock options	519,954	5	10,981	—	—	—	10,986
Distributions paid ($2.32) per share	—	—	—	(127,889)	—	—	(127,889)
Preferred dividends	—	—	—	(14,816)	—	—	(14,816)
Conversion of OP Units	190,000	2	6,937	—	—	—	6,939
Conversion of Series B Preferred Stock	5,487,000	55	148,347	—	—	—	148,402
Adjustment to reflect minority interest on a pro rata basis per year end ownership percentage of OP units	—	—	(5,685)	—	—	—	(5,685)

Balance December 31, 2003	57,902,524	578	1,008,488	(38,541)	(2,335)	(14,705)	953,485

Comprehensive income:
Net income	—	—	—	91,633	—	—	91,633
Reclassification of deferred losses	—	—	—	—	1,351	—	1,351
Interest rate swap/cap agreements	—	—	—	—	2,076	—	2,076

Total comprehensive income	—	—	—	91,633	3,427	—	95,060
Issuance of restricted stock	153,692	2	8,282	—	—	—	8,284
Unvested restricted stock	(153,692)	(2)	—	—	—	(8,282)	(8,284)
Vested restricted stock	320,114	3	—	—	—	8,391	8,394
Issuance of phantom stock	17,862	—	795	—	—	—	795
Exercise of stock options	465,984	5	9,509	—	—	—	9,514
Distributions paid ($2.48) per share	—	—	—	(147,441)	—	—	(147,441)
Preferred dividends	—	—	—	(9,140)	—	—	(9,140)
Conversion of OP Units	79,210	—	1,785	—	—	—	1,785
Adjustment to reflect minority interest on a pro rata basis per year end ownership percentage of OP units	—	—	1,081	—	—	—	1,081

Balance December 31, 2004	58,785,694	586	1,029,940	(103,489)	1,092	(14,596)	913,533

Comprehensive income:
Net income	—	—	—	71,686	—	—	71,686
Reclassification of deferred losses	—	—	—	—	1,351	—	1,351
Interest rate swap/cap agreements	—	—	—	—	(2,356)	—	(2,356)

Total comprehensive income	—	—	—	71,686	(1,005)	—	70,681
Issuance of restricted stock	260,898	3	12,393	—	—	—	12,396
Unvested restricted stock	(260,898)	(3)	—	—	—	(12,393)	(12,396)
Vested restricted stock	247,371	3	—	—	—	11,525	11,528
Issuance of phantom stock	—	—	—	—	—	—	—
Exercise of stock options	182,237	2	4,595	—	—	—	4,597
Distributions paid ($2.63) per share	—	—	—	(158,104)	—	—	(158,104)
Preferred dividends	—	—	—	(19,098)	—	—	(19,098)
Conversion of OP Units	726,250	8	21,587	—	—	—	21,595
Adjustment to reflect minority interest on a pro rata basis per year end ownership percentage of OP units	—	—	(17,624)	—	—	—	(17,624)

Balance December 31, 2005	59,941,552	$599	$1,050,891	$(209,005)	$87	$(15,464)	$827,108

The accompanying notes are an integral part of these financial statements.

72     The Macerich Company

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the years ended December 31,
	2005	2004	2003

Cash flows from operating activities:
Net income available to common stockholders	$52,588	$82,493	$113,218
Preferred dividends	19,098	9,140	14,816

Net income	71,686	91,633	128,034

Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt	1,666	1,642	155
Gain on sale of assets	(1,288)	(927)	(12,420)
Discontinued operations gain on sale of assets	(242)	(7,114)	(22,031)
Depreciation and amortization	208,932	146,378	109,029
Amortization of net premium on trust deed note payable	(10,193)	(805)	(2,235)
Amortization of restricted stock grants	8,286	6,236	—
Minority interest	12,450	19,870	28,907
Equity in income of unconsolidated joint ventures	(76,303)	(54,881)	(59,348)
Distributions of income from unconsolidated joint ventures	9,010	12,728	12,969
Changes in assets and liabilities, net of acquisitions:
Tenant receivables, net	(6,400)	(951)	(21,207)
Other assets	31,517	(12,162)	(7,573)
Accounts payable and accrued expenses	5,181	(3,678)	20,267
Due to affiliates	(14,276)	1,904	(4,088)
Other accrued liabilities	(4,730)	13,324	48,276
Accrued preferred stock dividend	—	—	(2,983)

Net cash provided by operating activities	235,296	213,197	215,752

Cash flows from investing activities:
Acquisitions of property and property improvements	(171,842)	(538,529)	(362,935)
Deferred leasing charges	(21,837)	(16,822)	(15,214)
Distributions from unconsolidated joint ventures	155,537	80,303	46,856
Contributions to unconsolidated joint ventures	(58,381)	(41,913)	(44,714)
Acquisitions of unconsolidated joint ventures	(43,048)	(36,538)	(68,320)
Repayments from (loans to) unconsolidated joint ventures	5,228	22,594	(704)
Proceeds from sale of assets	6,945	46,630	107,177
Restricted cash	(4,550)	(5,547)	(3,487)

Net cash used in investing activities	(131,948)	(489,822)	(341,341)

Cash flows from financing activities:
Proceeds from mortgages and notes payable	483,127	770,306	646,429
Payments on mortgages and notes payable	(286,369)	(276,003)	(373,965)
Deferred financing costs	(4,141)	(8,723)	(3,326)
Exercise of common stock options and employee stock purchases	4,597	9,514	10,986
Dividends and distributions	(202,078)	(177,717)	(149,605)
Dividends to preferred stockholders/preferred unitholders	(15,485)	(8,994)	(14,816)

Net cash (used in) provided by financing activities	(20,349)	308,383	115,703

Net increase (decrease) in cash	82,999	31,758	(9,886)
Cash and cash equivalents, beginning of period	72,114	40,356	50,242

Cash and cash equivalents, end of period	$155,113	$72,114	$40,356

Supplemental cash flow information:
Cash payment for interest, net of amounts capitalized	$244,474	$140,552	$138,067

Non-cash transactions:
Acquisition of property by issuance of convertible preferred units and common units	$241,103	$—	$—

Acquisition of property by issuance of bank notes payable	$1,198,503	$—	$—

Acquisition of property by assumption of mortgage notes payable	$809,542	$54,023	$—

Acquisition of property by issuance of operating partnership units	$—	$—	$30,201

Acquisition of property by assumption of joint venture debt	$—	$—	$180,000

The accompanying notes are an integral part of these financial statements.

The Macerich Company    73

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

1.    Organization and Basis of Presentation:

The Macerich Company (the "Company") is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community shopping centers (the "Centers") located throughout the United States.

The Company commenced operations effective with the completion of its initial public offering (the "IPO") on March 16, 1994. As of December 31, 2005, the Company is the sole general partner of and assuming conversion of the preferred units holds an 82% ownership interest in The Macerich Partnership, L. P. (the "Operating Partnership"). The interests in the Operating Partnership are known as OP Units. OP Units not held by the Company are redeemable, subject to certain restrictions, on a one-for-one basis for the Company's common stock or cash at the Company's option.

The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. The 18% limited partnership interest of the Operating Partnership not owned by the Company is reflected in these financial statements as minority interest.

The property management, leasing and redevelopment of the Company's portfolio is provided by the Company's management companies, Macerich Property Management Company, LLC, ("MPMC, LLC") a single-member Delaware limited liability company, Macerich Management Company, a California corporation, Westcor Partners, LLC, a single member Arizona limited liability company, Macerich Westcor Management, LLC, a single member Delaware limited liability company and Westcor Partners of Colorado, LLC, a Colorado limited liability company. As part of the Wilmorite closing (See Note 15—Wilmorite Acquisition), the Company acquired MACW Mall Management, Inc., a New York corporation and MACW Property Management, LLC, a New York limited liability company. These two management companies are collectively referred to herein as the "Wilmorite Management Companies." The three Westcor management companies are collectively referred to herein as the "Westcor Management Companies." All seven of the management companies are collectively referred to herein as the "Management Companies."

Basis of Presentation:

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts of the Company and the Operating Partnership. Investments in entities that meet the definition of a variable interest entity in which an enterprise absorbs the majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity are consolidated; otherwise they are accounted for under the equity method and are reflected as "Investments in Unconsolidated Joint Ventures". Effective July 1, 2003, the Company began consolidating the accounts of Macerich Management Company, in accordance with FIN 46 (See Note 2—Summary of Significant Accounting Policies). Prior to July 1, 2003,

74     The Macerich Company

the Company accounted for Macerich Management Company under the equity method of accounting. The use of the term "Macerich Management Company" refers to Macerich Management Company prior to July 1, 2003 when their accounts were reflected in the Company's consolidated financial statements under the equity method of accounting.

A reclassification has been made to the 2004 and 2003 Consolidated Statements of Cash Flows to reclassify $12,728 and $12,969, respectively of distributions from joint ventures from net cash used in investing activities to net cash provided from operating activities as a return on investment of joint ventures.

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

Tenant Receivables:

Included in tenant receivables are allowances for doubtful accounts of $4,588 and $5,604 at December 31, 2005 and 2004, respectively. Also included in tenant receivables are accrued percentage rents of $11,423 and $7,174 at December 31, 2005 and 2004, respectively.

Revenues:

Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight-lining of rent adjustment." Rental income was increased by $5,666 in 2005, decreased by $1,864 in 2004 and increased by $2,887 in 2003 due to the straight-lining of rent adjustment. Percentage rents are recognized and accrued when tenants' specified sales targets have been met.

Estimated recoveries from tenants for real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred.

The management companies provide property management, leasing, corporate, development, redevelopment and acquisition services to affiliated and non-affiliated shopping centers. In consideration for these services, the management companies receive monthly management fees generally ranging from 1.5% to 6% of the gross monthly rental revenue of the properties managed.

The Macerich Company    75

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

The Company accounts for all acquisitions in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." The Company determines the value of the land and buildings utilizing an "as if vacant" methodology. The Company then assigns a fair value to any debt assumed at acquisition. The balance of the purchase price is allocated to tenant improvements and identifiable intangible assets or liabilities. Tenant improvements represent the tangible assets associated with the existing leases valued on a fair market value basis at acquisition date prorated and depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases, including ground leases, which come in three forms: (i) origination value, which represents the value associated with "cost avoidance" of acquiring in-place leases, such as lease commissions paid under terms generally experienced in our markets; (ii) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the "assumed vacant" property to the occupancy level when purchased; and (iii) above or below market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks. Origination value is recorded as an other asset and is amortized over the remaining lease terms. Value of in-place leases is recorded as an other asset and amortized over the remaining lease term plus an estimate of renewal of the acquired leases. Above or below market leases are classified as an other asset or liability, depending on whether the contractual terms are above or below market, and the asset or liability is amortized to rental revenue over the remaining terms of the leases.

76     The Macerich Company

When the Company acquires real estate properties, the Company allocates the purchase price to the components of these acquisitions using relative fair values computed using its estimates and assumptions. These estimates and assumptions impact the amount of costs allocated between various components as well as the amount of costs assigned to individual properties in multiple property acquisitions. These allocations also impact depreciation expense, rental revenues and gains or losses recorded on future sales of properties. Generally, the Company engages a valuation firm to assist with the allocation.

The Company assesses whether there has been impairment in the value of its long-lived assets by considering expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenants' ability to perform their duties and pay rent under the terms of the leases. The determination of recoverability is made based upon the estimated undiscounted future net cash flows, excluding interest expense. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flows analysis, with the carrying value of the related assets. Long-lived assets classified as held for sale are measured at the lower of the carrying amount or fair value less cost to sell. Management believes no such impairment has occurred in its net property carrying values at December 31, 2005 and 2004.

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

The Macerich Company    77

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

The following table reconciles net income available to common stockholders to taxable income available to common stockholders for the years ended December 31:

	2005	2004	2003

Net income available to common stockholders	$52,588	$82,493	$113,218
Add: Book depreciation and amortization available to common stockholders	197,861	117,882	73,343
Less: Tax depreciation and amortization available to common stockholders	(161,108)	(101,122)	(90,989)
Book/tax difference on gain on divestiture of real estate	253	(3,383)	(19,255)
Book/tax difference related to SFAS 141 purchase price allocation and market value debt adjustment (excluding SFAS 141 depreciation and amortization)	(16,962)	(12,436)	(7,523)
Other book/tax differences, net(1)	5,798	(3,529)	1,571

Taxable income available to common stockholders	$78,430	$79,905	$70,365

(1)
Primarily due to timing differences relating to straight-line rents and prepaid rents, stock option exercises deductible for tax purposes and investments in unconsolidated joint ventures and Taxable REIT Subsidiaries.

For income tax purposes, distributions paid to common stockholders consist of ordinary income, capital gains, unrecaptured Section 1250 gain and return of capital or a combination thereof. The following table details the components of the distributions, on a per share basis, for the years ended December 31:

	2005		2004		2003

Ordinary income	$1.41	53.6%	$1.58	63.7%	$1.57	67.7%
Qualified dividends	0.07	2.7%	—	0.0%	—	0.0%
Capital gains	0.03	1.1%	0.03	1.2%	0.04	1.6%
Unrecaptured Section 1250 gain	—	0.0%	—	0.0%	0.08	3.3%
Return of capital	1.12	42.6%	0.87	35.1%	0.63	27.4%

Dividends paid	$2.63	100.0%	$2.48	100.0%	$2.32	100.0%

78     The Macerich Company

The Company has made Taxable REIT Subsidiary elections for all of its corporate subsidiaries other than its Qualified REIT Subsidiaries. The elections, effective for the year beginning January 1, 2001 and future years, were made pursuant to section 856(l) of the Internal Revenue Code. The Company's Taxable REIT Subsidiaries ("TRSs") are subject to corporate level income taxes which are provided for in the Company's consolidated financial statements. The Company's primary TRSs include Macerich Management Company, Westcor Partners, LLC and Westcor TRS, LLC.

The income tax benefit of the TRSs for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003

Current	$1,171	$570	$207
Deferred	(3,202)	(6,036)	(651)

Total income tax benefit	$(2,031)	$(5,466)	$(444)

Income tax benefit of the TRSs for the years ended December 31, 2005, 2004 and 2003 are reconciled to the amount computed by applying the Federal corporate tax rate as follows:

	2005	2004	2003

Book (loss) income for TRSs	$(3,729)	$2,595	$5,279

Tax at statutory rate on earnings from continuing operations before income taxes	$(1,267)	$882	$1,795
Stock-based compensation	(844)	(1,753)	(944)
Reduction in valuation allowance	—	—	(1,208)
Change in tax rate relating to change in tax status	—	(2,964)	—
Change in state tax rate	—	(394)	—
Tax at statutory rate on earnings not subject to federal income taxes and other	80	(1,237)	(87)

Income tax benefit	$(2,031)	$(5,466)	$(444)

SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred tax assets and liabilities of the TRSs relate primarily to differences in the book and tax bases of property and to operating loss carryforwards for federal income tax purposes. A valuation allowance for deferred tax assets is provided if the Company believes it is more likely than not that all or some portion of the deferred tax assets will not be realized. Realization of

The Macerich Company    79

deferred tax assets is dependent on the Company generating sufficient taxable income in future periods. The net operating loss carryforwards are currently scheduled to expire through 2025, beginning in 2011.

The tax effects of temporary differences and carryforwards of the TRSs included in the net deferred tax assets at December 31, 2005 and 2004 are summarized as follows:

	2005	2004

Net operating loss carryforwards	$14,146	$13,876
Property, primarily differences in depreciation and amortization, the tax basis of land assets and treatment of certain other costs	(5,033)	(7,061)
Other	1,143	915

Net deferred tax assets	$10,256	$7,730

Accounting for the Impairment or Disposal of Long-Lived Assets:

The Company sold Paradise Village Gateway on January 2, 2003 and recorded a loss on sale of $161 for the year ended December 31, 2003. Additionally, the Company sold Bristol Center on August 4, 2003, and the results from the period January 1, 2003 to August 4, 2003, have been classified as discontinued operations. The sale of Bristol Center resulted in a gain of $22,206 in 2003. Total revenues associated with Bristol Center were $2,523 for the period from January 1, 2003 to August 4, 2003.

The Company sold Westbar on December 16, 2004, and the results for the period January 1, 2004 to December 16, 2004 and for the year ended December 31, 2003 have been classified as discontinued operations. The sale of Westbar resulted in a gain on sale of asset of $6,781. Total revenues associated with Westbar were approximately $4,784 for the period January 1, 2004 to December 16, 2004 and $5,738 for the year ended December 31, 2003.

On January 5, 2005, the Company sold Arizona Lifestyle Galleries for $4,300. The sale of this property resulted in a gain on sale of asset of $297 and the impact on the results for the years ended December 31, 2005, 2004 and 2003 were insignificant.

The Company has identified the Crossroads Mall in Oklahoma as an asset for sale and has therefore, classified the properties results of operations for the years ended December 31, 2005, 2004 and 2003 as discontinued operations. Total revenues associated with Crossroads Mall were approximately $10,921, $11,227 and $12,249 for the years ended December 31, 2005, 2004 and 2003, respectively.

The carrying amounts of the properties sold or held for sale include property of $54,853 and $59,371 at December 31, 2005 and 2004, respectively.

80     The Macerich Company

Variable Interest Entities

The Company consolidates all variable interest entities ("VIEs") in which it is deemed to be the primary beneficiary in accordance with Financial Accounting Standards Board Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"). As of December 31, 2005, the Company consolidated three VIEs in connection with its assessment of FIN 46R. The impact of consolidating the VIEs was insignificant at December 31, 2005.

Fair Value of Financial Instruments

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

In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", the Company recognizes all derivatives in the consolidated financial statements and measures the derivatives at fair value. The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk. The Company requires that hedging derivative instruments are effective in reducing the risk exposure that they are designated to hedge. For derivative instruments associated with the hedge of an anticipated transaction, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Any instrument that meets these cash flow hedging criteria, and other criteria required by SFAS No. 133, is formally designated as a hedge at the inception of the derivative contract. The Company designs its hedges to be perfectly effective. When the terms of an underlying transaction are modified resulting in some ineffectiveness, the portion of the change in the derivative fair value related to ineffectiveness from period to period will be included in net income. If any derivative instrument used for risk management does not meet the hedging criteria, it is marked-to-market each period in the statement of operations. Three of the Company's six derivative instruments are designated as cash flow hedges defined by SFAS No. 133.

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

The Macerich Company    81

were no ineffective portions during the years ended December 31, 2005, 2004 and 2003. Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to income. This reclassification occurs when the hedged items are also recognized in income. The Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.

To determine the fair value of derivative instruments, the Company uses standard market conventions and techniques such as discounted cash flow analysis, option pricing models, and termination cost at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

As of December 31, 2005 and December 31, 2004, the Company had $2,762 and $4,109 reflected in other comprehensive income related to treasury rate locks settled in prior years, respectively. The Company reclassified $1,351 for the years ended December 31, 2005 and 2004, and $1,328 for the year ended December 31, 2003, related to treasury rate lock transactions settled in prior years from accumulated other comprehensive income to earnings. It is anticipated that a similar amount will be reclassified in 2006.

Interest rate swap and cap agreements are purchased by the Company from third parties to hedge the risk of interest rate increases on some of the Company's floating rate debt. Payments received as a result of the cap agreements are recorded as a reduction of interest expense. The fair value of the cap agreements are included in deferred charges. The fair value of these caps will vary with fluctuations in interest rates and will either be recorded in income or other comprehensive income depending on its effectiveness. The Company will be exposed to credit loss in the event of nonperformance by the counter parties to the financial instruments; however, management does not anticipate nonperformance by the counter parties. Additionally, the Company recorded other comprehensive (loss) income of ($2,356), $2,076 and $1,148 related to the mark to market of interest rate swap/cap agreements for the years ended December 31, 2005, 2004, and 2003, respectively. The interest rate caps and interest rate swap transactions are described below.

The Company had an interest rate swap agreement on its $250,000 term note (See—Note 7—Bank Notes Payable) which effectively fixed the interest rate at 4.45% from November 2003 to its maturity date of October 13, 2005. The fair value of this swap was reflected in other comprehensive income and had a fair value at December 31, 2004 of $1,900.

The $450,000 term loan (See Note 7—Bank Notes Payable) has an interest rate swap agreement which effectively fixes the interest rate at 6.296% (4.796% swap rate plus 1.50%) from December 1, 2005 to April 15, 2010. The fair value of the swap at December 31, 2005 was ($927).

82     The Macerich Company

The Company has an interest rate cap from July 9, 2004 to August 9, 2007 with a notional amount of $30,000 on its loan at La Cumbre Plaza (See—Note 6—Mortgage Notes Payable). This interest rate cap prevents the LIBOR rate from exceeding 7.12%. The fair value of this cap agreement at December 31, 2005 and December 31, 2004 was zero.

The Company has an interest cap from September 9, 2005 to December 15, 2007 with a notional amount of $72,000 on its Greece Ridge loan. The interest rate cap prevents the LIBOR interest rate from exceeding 6.625% through September 15, 2006 and 7.95% through December 15, 2007. The fair value of this cap agreement at December 31, 2005 was zero.

The Company has three interest rate cap agreements that are stand-alone derivative instruments and do not qualify for hedge accounting under SFAS No. 133. Changes in the market value of these instruments would be recorded in the statement of operations.

Earnings per Share ("EPS"):

The computation of basic earnings per share is based on net income and the weighted average number of common shares outstanding for the years ended December 31, 2005, 2004 and 2003. The computation of diluted earnings per share includes the effect of dilutive securities calculated using the Treasury stock method. The OP Units and the Westcor partnership units not held by the Company have been included in the diluted EPS calculation since they may be redeemable on a one-for-one basis, at the Company's option. The Westcor partnership units were converted to OP Units on July 27, 2004 which were subsequently redeemed for common stock on October 4, 2005. The following table reconciles the basic and diluted earnings per share calculation:

	2005			2004			2003
	Net income	Shares	Per share	Net income	Shares	Per share	Net income	Shares	Per share

Net income	$71,686			$91,633			$128,034
Less: Preferred dividends(1)	19,098			9,140			14,816

Basic EPS:
Net income available to common stockholders	52,588	59,279	$0.89	82,493	58,537	$1.41	113,218	53,669	$2.11
Diluted EPS:
Conversion of OP units	12,450	13,971		19,870	14,178		28,907	13,663
Employee stock options	—	323		—	384		—	480
Convertible preferred stock/preferred units	n/a—antidilutive			n/a—antidilutive			14,816	7,386

Net income available to common stockholders	$65,038	73,573	$0.88	$102,363	73,099	$1.40	$156,941	75,198	$2.09

(1)
In 2005, the preferred dividends include $9,449 of convertible preferred units (See Note 15—Wilmorite Acquisition).

The Macerich Company    83

The minority interest as reflected in the Company's consolidated statements of operations has been allocated for EPS calculations as follows:

	2005	2004	2003

Income from continuing operations	$11,785	$17,364	$23,066
Discontinued operations:
Gain on sale of assets	46	1,387	4,470
Income from discontinued operations	619	1,119	1,371

	$12,450	$19,870	$28,907

Concentration of Risk:

The Company maintains its cash accounts in a number of commercial banks. Accounts at these banks are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100. At various times during the year, the Company had deposits in excess of the FDIC insurance limit.

No Center or tenant generated more than 10% of total revenues during 2005, 2004 or 2003.

The Centers derived approximately 94.0%, 93.8% and 93.6% of their total minimum rents for the years ended December 31, 2005, 2004 and 2003, respectively, from Mall and Freestanding Stores. The Limited represented 4.1%, 3.6% and 4.3% of total minimum rents in place as of December 31, 2005, 2004 and 2003, respectively, and no other retailer represented more than 3.6%, 3.2% and 3.2% of total minimum rents as of December 31, 2005, 2004 and 2003, respectively.

Management Estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the year ending December 31, 2004, the Company changed its estimate for common area expense recoveries applicable to prior periods. This change in estimate resulted in a $4,129 charge for the year ending December 31, 2004.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised), "Share-Based Payment" SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. The Company will adopt the new statement as of January 1, 2006. The adoption of this statement will not have a material effect on the Company's results of operations or financial condition.

84     The Macerich Company

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets—an amendment of Accounting Principle Board ("APB") Opinion No. 29." The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 became effective in the first reporting period ending after June 15, 2005. The adoption of this statement did not have a material effect on the Company's results of operations or financial condition.

On February 7, 2005, the Securities and Exchange Commission ("SEC") staff published certain views concerning the accounting by lessees for leasehold improvements, rent holidays, lessor funding of lessee expenditures and other tenant inducements. Although the application of these views to lessors was not specified by the SEC and a formal accounting standard modifying existing practice on these items has not been issued or proposed, the Company has conducted a detailed evaluation of its accounting relative to such items. The Company believes that its leases with its tenants that provide for leasehold improvements funded by the Company represent fixed assets that the Company owns and controls and that leases with such arrangements are properly accounted for as commencing at the completion of construction of such assets. On tenant leases that do not provide for landlord funding but rather provide for tenant funded construction and furnishing of the leased premises prior to the formal commencement of the lease, the Company has concluded that the cumulative incremental straight-line rental revenue that would have been recognized on such leases if it had commenced with the turn-over of such space rather than the lease-specified commencement date to be immaterial. Beginning on January 1, 2005, the Company began recognizing straight-line rental revenue on this accelerated basis for all new leases. This is not expected to have a material effect on future periods and will have no effect on periodic or cumulative cash flows to be received pursuant to a tenant lease.

In June 2005, a consensus was reached by FASB related to Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, controls a Limited Partnership or Similar Entity When the Limited Partners have Certain Rights." Effective for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified, the guidance in this Issue became effective after June 29, 2005. For general partners in all other limited partnerships, the guidance in this Issue will become effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005, and that application of either one of two transition methods described in the Issue would be acceptable. This adoption of this Issue is not expected to have a material effect on the Company's results of operations or financial condition.

The Macerich Company    85

In March 2005, FASB issued FIN No. 47, "Accounting for Conditional Asset Retirement Obligations—an interpretation of SFAS No. 143." FIN No. 47, requires that a liability be recognized for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. As a result of the Company's evaluation of FIN No. 47, the Company recorded an additional liability of $615 in 2005. As of December 31, 2005 and 2004, the Company's liability for retirement obligations was $1,163 and $619, respectively.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), to replace APB Opinion No. 20, "Reporting Accounting Changes in Interim Financial Statements" ("APB 20"). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and requires retrospective application to prior periods' financial statements, unless it is impracticable to determine period specific effects or the cumulative effect of the change. SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a material effect on the Company's results of operations or financial condition.

In June 2005, the Financial Accounting Standards Board issued Emerging Issues Task Force Abstract No. 05-06, "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination," ("EITF 05-06") to address issues related to the amortization period for leasehold improvements acquired in a business combination or placed in service after and not contemplated at the beginning of the lease term. The Task Force reached a consensus that these types of leasehold improvements should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of the acquisition or the date the leasehold improvements are purchased. This consensus does not apply to preexisting leasehold improvements, but should be applied to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The application of this consensus did not have a material impact on the Company's results of operations or financial condition.

86     The Macerich Company

3.    Investments in Unconsolidated Joint Ventures and the Macerich Management Company:

The following are the Company's investments in various joint ventures or properties jointly owned with third parties. The Operating Partnership's interest in each joint venture as of December 31, 2005 is as follows:

Joint Venture	Partnership's Ownership %

SDG Macerich Properties, L.P.	50.0%
Pacific Premier Retail Trust	51.0%
Westcor Joint Ventures:
Camelback Colonnade SPE LLC	75.0%
Chandler Festival SPE LLC	50.0%
Chandler Gateway SPE LLC	50.0%
Chandler Village Center, LLC	50.0%
Coolidge Holding LLC	37.5%
Desert Sky Mall—Tenants in Common	50.0%
East Mesa Land, L.L.C.	50.0%
East Mesa Mall, L.L.C.—Superstition Springs Center	33.3%
Jaren Associates #4	12.5%
New River Associates—Arrowhead Towne Center	33.3%
Propcor Associates	25.0%
Propcor II Associates, LLC—Boulevard Shops	50.0%
Russ Lyon Realty/Westcor Venture I	50.0%
SanTan Village Phase 2 LLC	37.5%
Scottsdale Fashion Square Partnership	50.0%
Westcor/Gilbert, L.L.C.	50.0%
Westcor/Goodyear, L.L.C.	50.0%
Westcor/Queen Creek LLC	37.5%
Westcor/Queen Creek Commercial LLC	37.5%
Westcor/Queen Creek Medical LLC	37.5%
Westcor/Queen Creek Residential LLC	37.5%
Westcor/Surprise LLC	33.3%
Westlinc Associates—Hilton Village	50.0%
Westpen Associates	50.0%
Other Joint Ventures:
Biltmore Shopping Center Partners LLC	50.0%
Corte Madera Village, LLC	50.1%

The Macerich Company    87

Macerich Northwestern Associates	50.0%
MetroRising AMS Holding LLC	15.0%
NorthPark Land Partners, LP	50.0%
NorthPark Partners, LP	50.0%
PHXAZ/Kierland Commons, L.L.C.	24.5%
Tysons Corner Holdings LLC	50.0%
Tysons Corner Property Holdings LLC	50.0%
Tysons Corner LLC	50.0%
Tysons Corner Property Holdings II LLC	50.0%
Tysons Corner Property LLC	50.0%
West Acres Development, LLP	19.0%
W.M. Inland, L.L.C.	50.0%
WM Ridgmar, L.P.	50.0%

The Company accounts for unconsolidated joint ventures using the equity method of accounting. In accordance with FIN 46, effective July 1, 2003, the Company began consolidating the accounts of MMC. Prior to July 1, 2003, the Company accounted for MMC under the equity method of accounting.

Although the Company has a greater than 50% interest in Pacific Premier Retail Trust, Camelback Colonnade SPE LLC and Corte Madera Village, LLC, the Company shares management control with these joint venture partners and accounts for these joint ventures using the equity method of accounting.

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

88     The Macerich Company

On June 6, 2003, the Shops at Gainey Village, a 138,000 square foot Phoenix area specialty center, was sold for $55,724. The Company, which owned 50% of this property, received total proceeds of $15,816 and recorded a gain on sale of asset of $2,788.

On December 18, 2003, the Company acquired Biltmore Fashion Park, a 600,000 square foot regional mall in Phoenix, Arizona. The total purchase price was $158,543, which included the assumption of $77,381 of debt. The Company also issued 705,636 partnership units of the Operating Partnership at a price of $42.80 per unit. The balance of the Company's 50% share of the purchase price of $10,500 was funded by cash and borrowings under the Company's line of credit. Biltmore Fashion Park is owned in a 50/50 partnership with an institutional partner. The results of Biltmore Fashion Park are included below for the period subsequent to its date of acquisition.

On January 30, 2004, the Company, in a 50/50 joint venture with a private investment company, acquired Inland Center, a 1 million square foot super-regional mall in San Bernardino, California. The total purchase price was $63,300 and concurrently with the acquisition, the joint venture placed a $54,000 fixed rate loan on the property. The balance of the Company's pro rata share of the purchase price was funded by cash and borrowings under the Company's line of credit. The results of Inland Center are included below for the period subsequent to its date of acquisition.

On May 11, 2004, the Company acquired an ownership interest in NorthPark Center, a 1.4 million square foot regional mall in Dallas, Texas. The Company's initial investment in the property was $30,005 which was funded by borrowings under the Company's line of credit. In addition, the Company assumed a pro rata share of debt of $86,599 and funded an additional $45,000 post-closing. The results of NorthPark Center are included below for the period subsequent to its date of acquisition.

On January 11, 2005, the Company became a 15% owner in a joint venture that acquired Metrocenter, a 1.3 million square foot super-regional mall in Phoenix, Arizona. The total purchase price was $160,000 and concurrently with the acquisition, the joint venture placed a $112,000 floating rate loan on the property. The Company's share of the purchase price, net of the debt, was $7,200 which was funded by cash and borrowings under the Company's line of credit. The results of Metrocenter are included below for the period subsequent to its date of acquisition.

On January 21, 2005, the Company formed a 50/50 joint venture with a private investment company. The joint venture acquired a 49% interest in Kierland Commons, a 437,000 square foot mixed use center in Phoenix, Arizona. The joint venture's purchase price for the interest in the center was $49,000. The Company assumed its share of the underlying property debt and funded the remainder of its share of the

The Macerich Company    89

purchase price by cash and borrowings under the Company's line of credit. The results of Kierland Commons are included below for the period subsequent to its date of acquisition.

On April 8, 2005, the Company in a 50/50 joint venture with an affiliate of Walton Street Capital, LLC, acquired Ridgmar Mall, a 1.3 million square foot super-regional mall in Fort Worth, Texas. The total purchase price was $71,075 and concurrently with the transaction, the joint venture placed a $57,400 fixed rate loan of 6.0725% on the property. The balance of the Company's pro rata share, $6,838, of the purchase price was funded by borrowings under the Company's line of credit. The results of Ridgmar Mall are included below for the period subsequent to its date of acquisition.

On April 25, 2005, as part of the Wilmorite acquisition (See Note 15—Wilmorite Acquisition), the Company became a 50% joint venture partner in Tyson's Corner, a 2.2 million square foot super-regional mall in McLean, Virginia. The results of Tyson's Corner are included below for the period subsequent to its date of acquisition.

Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.

Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures:

	2005	2004

Assets:
Properties, net	$4,127,540	$3,076,115
Other assets	333,022	214,526

Total assets	$4,460,562	$3,290,641

Liabilities and partners' capital:
Mortgage notes payable(1)	$3,077,018	$2,326,198
Other liabilities	169,253	85,956
The Company's capital(2)	618,803	455,669
Outside partners' capital	595,488	422,818

Total liabilities and partners' capital	$4,460,562	$3,290,641

(1)
Certain joint ventures have debt that could become recourse debt to the Company, in excess of its pro rata share, should the joint venture be unable to discharge the obligations of the related debt. As of December 31, 2005 and 2004, a total of $21,630 and $24,168 could become recourse debt to the Company, respectively.

90     The Macerich Company

(2)
The Company's investment in joint ventures is $456,818 and $162,854 more than the underlying equity as reflected in the joint ventures financial statements as of December 31, 2005 and 2004, respectively. This represents the difference between the cost of an investment and the book value of the underlying equity of the joint venture. The Company is amortizing this difference into depreciation and amortization on a straight-line basis, consistent with the depreciable lives on property (See "Note 2—Summary of Significant Accounting Policies"). The depreciation and amortization was $14,326 and $13,758 for the years ended December 31, 2005 and 2004, respectively.

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures and Macerich Management Company

	SDG Macerich Properties	Pacific Premier Retail Trust	Westcor Joint Ventures	Other Joint Ventures	Total

Year Ended December 31, 2005
Revenues:
Minimum rents	$96,509	$116,421	$91,488	$124,587	$429,005
Percentage rents	4,783	7,171	5,774	10,794	28,522
Tenant recoveries	50,381	42,455	39,814	58,683	191,333
Other	3,753	3,852	6,041	12,692	26,338

Total revenues	155,426	169,899	143,117	206,756	675,198

Expenses:
Shopping center and operating expenses	62,466	46,682	44,866	72,827	226,841
Interest expense	34,758	49,476	33,562	45,172	162,968
Depreciation and amortization	27,128	27,567	30,569	41,372	126,636

Total operating expenses	124,352	123,725	108,997	159,371	516,445

Gain on sale of assets	—	—	14,920	597	15,517
Loss on early extinguishment of debt	—	(13)	—	—	(13)

Net income	$31,074	$46,161	$49,040	$47,982	$174,257

Company's equity in net income	$15,537	$23,583	$16,230	$20,953	$76,303

Year Ended December 31, 2004
Revenues:
Minimum rents	$94,243	$111,303	$85,191	$63,347	$354,084
Percentage rents	5,377	6,711	4,134	7,152	23,374
Tenant recoveries	50,698	42,660	37,025	29,385	159,768
Other	2,223	2,893	7,540	2,573	15,229

Total revenues	152,541	163,567	133,890	102,457	552,455

Expenses:
Shopping center and operating expenses	62,209	47,984	44,892	39,446	194,531
Interest expense	29,923	46,212	32,977	27,993	137,105
Depreciation and amortization	27,410	26,009	24,394	19,483	97,296

Total operating expenses	119,542	120,205	102,263	86,922	428,932

Gain (loss) on sale of assets	—	(11)	10,116	(70)	10,035
Loss on early extinguishment of debt	—	(1,036)	—	—	(1,036)

Net income	$32,999	$42,315	$41,743	$15,465	$132,522

Company's equity in net income	$16,499	$21,563	$10,454	$6,365	$54,881

The Macerich Company    91

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures and Macerich Management Company (Continued)

	SDG Macerich Properties	Pacific Premier Retail Trust	Westcor Joint Ventures	Other Joint Ventures	Macerich Mgmt Company	Total

Year Ended December 31, 2003
Revenues:
Minimum rents	$95,628	$107,442	$95,757	$26,539	$—	$325,366
Percentage rents	5,126	6,126	3,420	1,680	—	16,352
Tenant recoveries	51,023	41,358	40,588	9,885	—	142,854
Management fee	—	—	—	—	5,526	5,526
Other	1,484	2,611	3,327	967	370	8,759

Total revenues	153,261	157,537	143,092	39,071	5,896	498,857

Expenses:
Management fee	—	—	—	—	3,173	3,173
Shopping center and operating expenses	62,095	46,357	47,112	11,184	—	166,748
Interest expense	29,096	47,549	36,261	11,393	(207)	124,092
Depreciation and amortization	26,675	24,610	25,637	5,385	1,300	83,607

Total operating expenses	117,866	118,516	109,010	27,962	4,266	377,620

Gain on sale of assets	—	74	5,786	—	—	5,860

Net income	$35,395	$39,095	$39,868	$11,109	$1,630	$127,097

Company's equity in net income and the management company	$17,698	$19,940	$16,198	$3,964	$1,548	$59,348

Significant accounting policies used by the unconsolidated joint ventures and the Macerich Management Company are similar to those used by the Company. Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life ("NML") of $137,954 and $143,364 as of December 31, 2005 and 2004, respectively. NML is considered a related party because they are a joint venture partner with the Company in Macerich Northwestern Associates. Interest expense incurred on these borrowings amounted to $9,422, $9,814 and $10,146 for the years ended December 31, 2005, 2004 and 2003, respectively.

92     The Macerich Company

4.    Property:

Property at December 31, 2005 and December 31, 2004 consists of the following:

	2005	2004

Land	$1,095,180	$642,392
Building improvements	4,604,803	3,213,355
Tenant improvements	222,619	140,893
Equipment and furnishings	75,836	64,907
Construction in progress	162,157	88,229

	6,160,595	4,149,776
Less, accumulated depreciation	(722,099)	(575,223)

	$5,438,496	$3,574,553

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $148,116, $104,431 and $83,523, respectively.

On July 1, 2004, the Company acquired the Mall of Victor Valley in Victorville, California and on July 20, 2004, the Company acquired La Cumbre Plaza in Santa Barbara, California. The Mall of Victor Valley is a 480,000 square foot regional mall and La Cumbre Plaza is a 495,000 square foot regional mall. The combined total purchase price was $151,300. The purchase price for the Mall of Victor Valley included the assumption of an existing fixed rate loan of $54,000 bearing interest at 5.25% maturing in March, 2008. Concurrent with the closing of La Cumbre Plaza, a $30,000 floating rate loan was placed on the property with an initial interest rate of 2.29%. The balance of the purchase price was paid in cash and borrowings from the Company's revolving line of credit.

On November 16, 2004, the Company acquired Fiesta Mall, a 1 million square foot super regional mall in Mesa, Arizona. The total purchase price was $135,250 which was funded by borrowings under the Company's line of credit. On December 2, 2004, the Company placed a ten year $84,000 fixed rate loan bearing interest at 4.88% on the property.

On December 16, 2004, the Company sold Westbar, a Phoenix area property that consisted of a collection of ground leases, a shopping center and land for $47,500. The sale of Westbar resulted in a gain on sale of asset of $6,781.

On December 30, 2004, the Company purchased the unaffiliated owners' 50% tenants in common interest in Paradise Village Ground Leases, Village Center, Village Crossroads, Village Fair and Paradise Village Office Park II. The total purchase price was $50,000 which included the assumption of the unaffiliated

The Macerich Company    93

owners' share of debt of $15,200. The balance of the purchase price was paid in cash and borrowings from the Company's line of credit. Accordingly, the Company now owns 100% of these assets.

On January 5, 2005, the Company sold Arizona Lifestyle Galleries for $4,300. The sale of this property resulted in a gain on sale of asset of $297.

During 2005, the Company had gain on land sales of $1,308.

Additionally, the above schedule includes consolidated properties purchased in connection with the acquisition of Wilmorite (See Note 15—Wilmorite Acquisition).

94     The Macerich Company

5.    Deferred Charges And Other Assets:

Deferred charges and other assets at December 31, 2005 and December 31, 2004 consist of the following:

	2005	2004

Leasing	$117,060	$93,869
Financing	39,323	29,410
Intangible assets resulting from SFAS No. 141 allocations (1)
In-place lease values	218,488	146,455
Leasing commissions and legal costs	36,732	12,617

	411,603	282,351
Less, accumulated amortization(2)	(142,747)	(86,298)

	268,856	196,053
Other assets	91,361	84,641

	$360,217	$280,694

(1)
The estimated amortization of these intangibles for the next five years and subsequent is as follows:

Year ending December 31,

2006	$34,712
2007	23,917
2008	20,112
2009	17,177
2010	14,467
Thereafter	80,439

$190,824

(2)
Accumulated amortization includes $64,396 and $28,868 relating to Intangibles from SFAS No. 141 allocations at December 31, 2005 and 2004, respectively.

Additionally, as it relates to SFAS No. 141, a deferred credit representing the allocated value to below market leases of $84,241 and $34,399 is recorded in "Other accrued liabilities" of the Company, as of December 31, 2005 and 2004, respectively. Included in "Other assets" of the Company is an allocated value of above market leases of $28,660 and zero, as of December 31, 2005 and 2004, respectively. Accordingly, the allocated values of below and above market leases will be amortized into minimum rents

The Macerich Company    95

on a straight-line basis over the individual remaining lease terms. The estimated amortization of these values for the next five years and subsequent years is as follows:

Year ending December 31,	Below Market	Above Market

2006	$18,387	$6,996
2007	14,430	5,599
2008	11,856	4,572
2009	9,485	3,726
2010	8,008	2,906
Thereafter	22,075	4,861

	$84,241	$28,660

96     The Macerich Company

6.    Mortgage Notes Payable:

Mortgage notes payable at December 31, 2005 and December 31, 2004 consist of the following:

	Carrying Amount of Mortage Notes(1)
	2005		2004			Monthly Payment Term(a)
					Interest Rate		Maturity Date
Property Pledged as Collateral	Other	Related Party	Other	Related Party

Borgata	$15,422	—	$15,941	—	5.39%	$115	2007
Capitola Mall	—	$42,573	—	$44,038	7.13%	380	2011
Carmel Plaza	27,064	—	27,426	—	8.18%	202	2009
Chandler Fashion Center	175,853		178,646		5.48%	1,043	2012
Chesterfield Towne Center(b)	58,483	—	59,696	—	9.07%	548	2024
Citadel, The	64,069	—	65,911	—	7.20%	544	2008
Danbury Fair Mall	189,137	—	—	—	4.64%	1,225	2011
Eastview Commons	9,411	—	—	—	5.46%	66	2010
Eastview Mall	104,654	—	—	—	5.10%	592	2014
Fiesta Mall	84,000	—	84,000	—	4.88%	346	2015
Flagstaff Mall(c)	37,000	—	13,668	—	4.97%	155	2015
FlatIron Crossing	194,188	—	197,170	—	5.23%	1,102	2013
Freehold Raceway	189,161	—	—	—	4.68%	1,184	2011
Fresno Fashion Fair	65,535	—	66,415	—	6.52%	437	2008
Great Northern	41,575	—	—	—	5.19%	224	2013
Greece Ridge(d)	72,012	—	—	—	5.02%	305	2007
Greeley Mall	28,849	—	29,382	—	6.18%	197	2013
La Cumbre(e)	30,000	—	30,000	—	5.25%	133	2007
La Encantada(f)	45,905	—	42,648	—	6.39%	248	2006
Marketplace Mall	41,545	—	—	—	5.30%	267	2017
Northridge(g)	83,840	—	85,000	—	4.84%	453	2009
Northwest Arkansas Mall	54,442	—	55,937	—	7.33%	434	2009
Oaks, The(h)	108,000	—	108,000		5.34%	487	2006
Pacific View	91,512	—	92,703		7.16%	648	2011
Panorama Mall(i)	32,250	—	32,250	—	4.90%	132	2006
Paradise Valley Mall	76,930	—	78,797	—	5.39%	506	2007
Paradise Valley Mall	23,033	—	23,870	—	5.89%	183	2009
Pittsford Plaza	25,930	—	—	—	5.02%	160	2013
Prescott Gateway(j)	35,280	—	35,280	—	6.03%	177	2007
Paradise Village Ground Leases(k)	7,190	—	7,463	—	5.39%	56	2006
Queens Center	93,461	—	94,792	—	6.88%	633	2009
Queens Center(l)	111,958	111,958	97,743	97,744	7.00%	1,501	2013
Rimrock Mall	44,032	—	44,571	—	7.45%	320	2011
Rotterdam Square(m)	9,786	—	—	—	6.00%	63	2006
Salisbury, Center at(n)	79,875	—	79,875	—	4.75%	316	2006
Santa Monica Place	81,052	—	81,958	—	7.70%	606	2010
Scottsdale 101/Associates(o)	56,000	—	38,056	—	5.62%	262	2008
Shoppingtown Mall	47,752	—	—	—	5.01%	319	2011
South Plains Mall	60,561	—	61,377	—	8.22%	454	2009
South Towne Center	64,000	—	64,000	—	6.61%	357	2008
Towne Mall	15,724	—	—	—	4.99%	101	2012
Valley View Center(p)	125,000	—	51,000	—	5.72%	604	2011
Victor Valley, Mall of	53,601	—	54,729	—	4.60%	304	2008
Village Center(k)	6,877	—	7,248	—	5.39%	62	2006
Village Crossroads	—	—	4,695		4.81%	—	(q)
Village Fair North	11,524	—	11,823	—	5.89%	82	2008
Village Plaza	5,024	—	5,316	—	5.39%	47	2006
Village Square I and II	—	—	4,659	—	5.39%	—	(r)
Vintage Faire Mall	66,266	—	67,101	—	7.89%	508	2010
Westside Pavilion	94,895	—	96,192	—	6.67%	628	2008
Wilton Mall	48,541	—	—	—	4.79%	349	2009

	$3,088,199	$154,531	$2,195,338	$141,782

(1)
The mortgage notes payable balances include the unamortized debt premiums (discounts). Debt premium (discount) represents the excess of the fair value of debt over the principal value of debt assumed in various acquisitions and are being amortized into interest expense over the term of the related debt in a manner that approximates the effective interest method.

The Macerich Company    97

  Debt premiums (discounts) as of December 31, 2005 and 2004 consist of the following:

Property Pledged as Collateral	2005	2004

Borgata	$538	$831
Danbury Fair Mall	21,862	—
Eastview Commons	979	—
Eastview Mall	2,300	—
Flagstaff Mall	—	308
Freehold Raceway	19,239	—
Great Northern	(218)	—
Marketplace Mall	1,976	—
Paradise Valley Mall	789	1,576
Paradise Valley Mall	978	1,271
Pittsford Plaza	1,192	—
Paradise Village Ground Leases	30	152
Rotterdam Square	110	—
Shoppingtown Mall	5,896	—
Towne Mall	652	—
Victor Valley, Mall at	699	1,022
Village Center	35	174
Village Crossroads	—	88
Village Fair North	243	340
Village Plaza	130	284
Village Square I and II	—	101
Wilton Mall	5,661	—

	$63,091	$6,147

(a)
This represents the monthly payment of principal and interest.

(b)
In addition to monthly principal and interest payments, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property's gross receipts exceeds a base amount. Contingent interest expense recognized by the Company was $696, $658 and $824 for the years ended December 31, 2005, 2004 and 2003, respectively.

(c)
On October 3, 2005, the Company refinanced and placed a $37,000 loan on the property. The loan is interest only and has a fixed rate of 4.97%.

(d)
The floating rate loan bears interest at LIBOR plus 0.65%. The Company has stepped interest rate cap agreements over the term of the loan that effectively prevents LIBOR from exceeding 7.95%.

(e)
Concurrent with the acquisition of this property, the Company placed a $30,000 floating rate loan bearing interest at LIBOR plus 0.88%. The loan matures August 9, 2007 with two one-year extensions through August 9, 2009. At December 31, 2005 and 2004, the total interest rate was 5.25% and 3.28%, respectively. This floating rate debt is covered by an interest rate cap agreement over the loan term which effectively prevents LIBOR from exceeding 7.12%.

(f)
This represents a construction loan which shall not exceed $51,000 bearing interest at LIBOR plus 2.0%. At December 31, 2005 and December 31, 2004, the total interest rate was 6.39% and 4.03%, respectively. On January 6, 2006, the Company modified the loan to reduce the interest rate to LIBOR plus 1.75% with the opportunity for further reduction upon satisfaction of certain conditions to LIBOR plus 1.50%. The maturity was extended to August 1, 2008 with two extension options of eighteen and twelve months, respectively.

(g)
On June 30, 2004, the Company placed a new $85,000 loan maturing in 2009. The loan floated at LIBOR plus 2.0% for six months and then converted to a fixed rate loan at 4.94%. The effective interest rate over the entire term is 4.84%.

98     The Macerich Company

(h)
Concurrent with the acquisition of the mall, the Company placed a $108,000 loan bearing interest at LIBOR plus 1.15% and maturing July 1, 2004 with three consecutive one year options. $92,000 of the loan is at LIBOR plus 0.7% and $16,000 is at LIBOR plus 3.75%. In July 2005, the Company extended the loan maturity to July 2006. At December 31, 2005 and December 31, 2004, the total weighted average interest rate was 5.34% and 2.64%, respectively.

(i)
This loan bore interest at LIBOR plus 1.65%. On February 15, 2006, the existing loan was paid-off in full and replaced with a $50.0 million floating rate loan that bears interest at LIBOR plus 0.85% and matures in February 2010. There is an interest rate cap agreement on the new loan which effectively prevents LIBOR from exceeding 6.65%. At December 31, 2005 and 2004, the total interest rate was 4.90% and 3.15%, respectively.

(j)
On July 31, 2004, this construction loan matured and was replaced with a three-year loan, plus two one-year extension options at LIBOR plus 1.65%. At December 31, 2005 and 2004, the total interest rate was 6.03% and 3.63%, respectively.

(k)
These loans were paid off in full on January 3, 2006.

(l)
This represented a $225,000 construction loan which bore interest at LIBOR plus 2.50%. The loan converted to a permanent fixed rate loan at 7%, on August 19, 2005, due to the completion and stabilization of the expansion and redevelopment project. As of December 31, 2004, the total interest rate was 4.78%. NML is the lender for 50% of the construction loan. The funds advanced by NML are considered related party debt as they are a joint venture partner with the Company in Macerich Northwestern Associates.

(m)
The floating rate loan bears interest at LIBOR plus 1.75%. The total interest rate at December 31, 2005 was 6.0%.

(n)
This floating rate loan was issued on February 18, 2004. The loan bears interest at LIBOR plus 1.375% and matures February 20, 2006 with a one-year extension option. At December 31, 2005 and 2004, the total interest rate was 4.75% and 2.75%, respectively. The Company extended the maturity date to March 31, 2006. The Company is in the process of refinancing this loan.

(o)
The property has a construction note payable which shall not exceed $54,000, which bore interest at LIBOR plus 2.00%. At December 31, 2005 and 2004, the total interest rate was 5.62% and 4.14%, respectively. On September 22, 2005, this loan was modified to increase the loan to $56,000 and to reduce the interest rate to LIBOR plus 1.25%. The loan matures on September 16, 2008 and has two one-year extension options.

(p)
On December 29, 2005, the Company refinanced the loan on this property. The old loan of $51,000 with a fixed rate of 7.89% was replaced with a $125,000 five-year fixed rate loan, bearing interest at 5.72%. The Company recognized a $1,666 loss on early extinguishment of the old debt during the year ended December 31, 2005.

(q)
This entire loan was paid off in full in August 2005.

(r)
This entire loan was paid off in full on November 1, 2005.

Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

Total interest expense capitalized during 2005, 2004 and 2003 was $9,994, $8,953 and $12,132, respectively.

Related party mortgage notes payable are amounts due to affiliates of NML.

The Macerich Company    99

The fair value of mortgage notes payable is estimated to be approximately $3,341,000 and $2,479,148, at December 31, 2005 and December 31, 2004, respectively, based on current interest rates for comparable loans.

The above debt matures as follows:

Year Ending December 31,	Amount

2006	$333,359
2007	195,807
2008	434,414
2009	399,629
2010	177,505
Thereafter	1,702,016

$3,242,730

7.    Bank Notes Payable:

The Company had a $425,000 revolving line of credit. This revolving line of credit had a three-year term through July 26, 2005 with a one-year extension option. The interest rate fluctuated from LIBOR plus 1.75% to LIBOR plus 3.00% depending on the Company's overall leverage level. On July 30, 2004, the Company amended and expanded the revolving line of credit to $1,000,000 and extended the maturity to July 30, 2007 plus a one-year extension. The interest rate has been reduced to 1.50% over LIBOR based on the Company's current leverage level. The interest rate fluctuates from LIBOR plus 1.15% to LIBOR plus 1.70% depending on the Company's overall leverage level. As of December 30, 2005, 2004, $863,000 and $643,000 of borrowings were outstanding at a weighted average interest rate of 5.93% and 3.81%, respectively.

On May 13, 2003, the Company issued $250,000 in unsecured notes maturing in May 2007 with a one-year extension option bearing interest at LIBOR plus 2.50%. The proceeds were used to pay down and create more availability under the Company's line of credit. As of December 31, 2005 and 2004, $250,000 was outstanding at an interest rate of 6.0% and 4.45%, respectively. In October 2003, the Company entered into an interest rate swap agreement which effectively fixed the interest rate at 4.45% from November 2003 to October 13, 2005. Concurrent with the Wilmorite closing (See Note 15—Wilmorite Acquisition), the Company modified these unsecured notes. The interest rate was reduced from LIBOR plus 2.5% to LIBOR plus 1.5%.

Concurrent with the Wilmorite closing, the Company obtained a five year, $450,000 term loan bearing interest at LIBOR plus 1.50% and a $650,000 acquisition loan with a term of up to two years and bearing interest initially at LIBOR plus 1.60%. In November 2005, the Company entered into an interest rate swap agreement which effectively fixed the interest rate of the $450,000 term loan at 6.30% from December 1,

100     The Macerich Company

2005 to April 15, 2010. As of December 31, 2005, the entire term loan and $619,000 of the acquisition loan were outstanding at interest rates of 6.30% and 6.04%, respectively. On January 19, 2006, the entire $619,000 acquisition loan was paid in full. (See Note 18—Subsequent Events).

As of December 31, 2005 and 2004, the Company was in compliance with all applicable loan covenants.

8.    Related-Party Transactions:

The Company has engaged MMC, certain of the Westcor Management Companies and the Wilmorite Management Companies to manage the operations of certain properties and unconsolidated joint ventures. Under these arrangements, MMC, the Westcor Management Companies and the Wilmorite Management Companies are reimbursed for compensation paid to on-site employees, leasing agents and project managers at the Centers, as well as insurance costs and other administrative expenses. During the years ended December 31, 2005, 2004, and 2003, management fees of $11,096, $9,678 and $8,434 respectively, were paid to MMC by the joint ventures. During the years ended December 31, 2005, 2004, and 2003, development and leasing fees of $1,866, $868 and $284, respectively, were paid to MMC by the joint ventures. During the years ended December 31, 2005, 2004, and 2003, management fees of $6,163, $5,008 and $4,674, respectively, were paid to the Westcor Management Companies by the joint ventures. During the years ended December 31, 2005, 2004, and 2003, developing and leasing fees of $2,295, $2,296 and $1,734, respectively, were paid to the Westcor Management Companies by the joint ventures. For the period of April 26, 2005 to December 31, 2005, a management fee of $747 was paid by the joint ventures to the Wilmorite Management Companies. For the period of April 26, 2005 to December 31, 2005, a development fee of $772 was paid by the joint ventures to the Wilmorite Management Companies.

Certain mortgage notes are held by one of the Company's joint venture partners. NML is considered a related party because they are a joint venture partner with the Company in Macerich Northwestern Associates. Interest expense in connection with these notes was $9,638, $5,800 and $5,689 for the years ended December 31, 2005, 2004 and 2003, respectively. Included in accounts payables and accrued expense is interest payable to these partners of $782 and $535 at December 31, 2005 and 2004, respectively.

As of December 31, 2005 and 2004, the Company has loans to unconsolidated joint ventures of $1,415 and $6,643, respectively. Interest income in connection with these notes was $452 and $426 for the years ended December 31, 2005 and 2004. These loans represent initial funds advanced to development stage projects prior to construction loan funding. Correspondingly, loans payable from unconsolidated joint ventures in this same amount have been accrued as an obligation of various joint ventures.

Certain Company officers and affiliates have guaranteed mortgages of $21,750 at one of the Company's joint venture properties.

The Macerich Company    101

9.    Future Rental Revenues:

Under existing non-cancelable operating lease agreements, tenants are committed to pay the following minimum rental payments to the Company:

Year Ending December 31,

2006	$403,280
2007	349,476
2008	317,275
2009	285,146
2010	248,045
Thereafter	781,924

$2,385,146

10.    Commitments and Contingencies:

The Company has certain properties subject to non-cancelable operating ground leases. The leases expire at various times through 2098, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined. Ground rent expenses were $3,860, $2,530 and $1,350 for the years ended December 31, 2005, 2004 and 2003, respectively. No contingent rent was incurred for the years ended December 31, 2005, 2004 and 2003.

Minimum future rental payments required under the leases are as follows:

Year Ending December 31,

2006	$5,941
2007	6,015
2008	6,084
2009	6,326
2010	6,361
Thereafter	389,651

$420,378

As of December 31, 2005 and 2004, the Company is contingently liable for $5,616 and $6,934, respectively, in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company. In addition, the Company has a $24,000 letter of credit that serves as collateral to a liability assumed in the acquisition of Wilmorite (See Note 15—Wilmorite Acquisition).

102     The Macerich Company

11.    Profit Sharing Plan/Employee Stock Purchase Plan:

MMC and the Company have a retirement profit sharing plan that was established in 1984 covering substantially all of their eligible employees. The plan is qualified in accordance with section 401(a) of the Internal Revenue Code. Effective January 1, 1995, this plan was modified to include a 401(k) plan whereby employees can elect to defer compensation subject to Internal Revenue Service withholding rules. This plan was further amended effective February 1, 1999, to add the Macerich Company Common Stock Fund as a new investment alternative under the plan. A total of 150,000 shares of common stock were reserved for issuance under the plan. Contributions by MMC to the plan were made at the discretion of the Board of Directors and were based upon a specified percentage of employee compensation. MMC and the Company contributed $1,694 and $1,195 to the plan during the years ended December 31, 2004 and 2003, respectively. On January 1, 2004, the plan adopted the "Safe Harbor" provision under Sections 401(k)(12) and 401(m)(11) of the Internal Revenue Code. In accordance with these newly adopted provisions, the Company began matching contributions equal to 100 percent of the first three percent of compensation deferred by a participant and 50 percent of the next two percent of compensation deferred by a participant. During 2005, these matching contributions made by MMC and the Company totaled $1,984. Contributions are recognized as compensation in the periods they are made.

The Board of Directors and stockholders of the Company approved an Employee Stock Purchase Plan ("ESPP") in 2003. Under the ESPP, shares of the Company's Common Stock are available for purchase by eligible employees who elect to participate in the ESPP. Eligible employees will be entitled to purchase limited amounts of the Company's Common Stock during periodic offering periods. The shares are offered at up to a 10% discount from their fair market value as of specified dates. Initially, the 10% discount is applied against the lower of the stock value at the beginning or the end of each six-month offering period under the ESPP. A maximum of 750,000 shares of Common Stock is available for delivery under the ESPP. A total of 10,170 and 3,644 shares were issued under the ESPP during 2005 and 2004, respectively.

12.    Stock Plans:

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

The Macerich Company    103

appreciation rights, restricted stock, stock units, stock bonuses, performance based awards, dividend equivalent rights and operating partnerships units or other convertible or exchangeable units. Any option granted under the 2003 Plan will have a term not to exceed 10 years.

The Company issued 1,743,344 shares of restricted stock under stock incentive plans, net of forfeitures, to executives and directors as of December 31, 2005. These awards were generally granted based on certain performance criteria for the Company and the employees. The restricted stock vests over three years and the compensation expense related to these grants is determined by the market value at the grant date and is amortized over the vesting period on a straight-line basis. As of December 31, 2005, 2004 and 2003, 1,219,667, 1,001,664 and 681,550 shares, respectively, of restricted stock had vested. A total of 260,898 shares at a weighted average price of $53.28 were issued in 2005, a total of 153,692 shares at a weighted average price of $53.90 were issued in 2004, and a total of 374,846 shares at a weighted average price of $32.71 were issued in 2003. Restricted stock is subject to restrictions determined by the Company's compensation committee. Restricted stock has the same dividend and voting rights as common stock and is considered issued when vested. Compensation expense for restricted stock was $11,528, $8,394 and $7,492 in 2005, 2004 and 2003, respectively.

Approximately 5,541,349 and 5,802,247 of additional shares were reserved and were available for issuance under the 2003 Plan at December 31, 2005 and 2004, respectively. The 2003 Plan allows for, among other things, granting options or restricted stock at market value.

In addition, the Company established a Director Phantom Stock Plan which offers eligible non-employee directors the opportunity to defer cash compensation for up to three years and to receive that compensation in shares of Common Stock rather than in cash after termination of service or a predetermined period. Deferred amounts are credited as stock units at the beginning of the applicable deferrable period based on the then current market price of the Common Stock. Stock unit balances are credited with dividend equivalents (priced at market) and are ultimately paid out in shares on a 1:1 basis. A maximum of 250,000 shares of Common Stock may be issued in total under the Director Phantom Stock Plan. As of December 31, 2005 and 2004, 97,621 and 92,292 stock units had been credited to the accounts of the Company's non-employee directors, respectively. Additionally, a liability of $6,000 and $4,876 is included in the Company's consolidated financial statements as of December 31, 2005 and 2004, respectively.

104     The Macerich Company

The following table summarizes all stock options granted, exercised or forfeited under the employee and director plans over the last three years:

						Weighted Average Exercise Price On Exercisable Options At Year End
	Incentive Stock Option Plans		Non-Employee Director Plan
					# of Options Exercisable At Year End
	Shares	Option Price Per Share	Shares	Option Price Per Share

Shares outstanding at December 31, 2002	1,602,870		43,000		1,599,165	$22.07

Granted	2,500	$39.43	—
Exercised	(503,454)	$19.00-$27.38	(16,500)	$19.00-$26.60
Forfeited	(43,192)		—

Shares outstanding at December 31, 2003	1,058,724		26,500		1,085,224	$22.38

Granted	—		—
Exercised	(455,984)	$19.00-$27.38	(10,000)	$19.19-$28.50
Forfeited	—		—

Shares outstanding at December 31, 2004	602,740		16,500		619,240	$23.70

Granted	—		—
Exercised	(169,764)	$21.63-$27.25	(3,000)	$20.00-$28.50
Forfeited	—		—

Shares outstanding at December 31, 2005	432,976		13,500		446,476	$24.20

The Company recorded options granted using APB Opinion No, 25, "Accounting for Stock Issued to Employees and Related Interpretations" through December 31, 2001. Effective January 1, 2002, the Company adopted the fair value provisions of SFAS No. 123 and prospectively expenses all stock options issued subsequent to January 1, 2002. No stock options were granted by the Company in 2005 or 2004. On October 8, 2003, the Company granted 2,500 stock options. The expense as determined under SFAS No. 123 was not material to the Company's consolidated financial statements for the year ended December 31, 2003.

The weighted average exercise price for options granted in 2003 was $39.43. The weighted average remaining contractual life for options outstanding and exercisable at December 31, 2005 was 5 years.

The Macerich Company    105

The weighted average fair value of options granted during 2003 was $3.37. The fair value of each option grant issued in 2003 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (a) dividend yield of 4.7%, (b) expected volatility of the Company's stock of 37.2%, (c) a risk-free interest rate based on U.S. Zero Coupon Bonds with time of maturity approximately equal to the options' expected time to exercise and (d) expected option life of five years.

13.    Deferred Compensation Plans:

The Company has established deferred compensation plans under which key executives of the Company may elect to defer receiving a portion of their cash compensation otherwise payable in one calendar year until a later year. The Company may, as determined by the Board of Directors at its sole discretion, credit a participant's account with an amount equal to a percentage of the participant's deferral. The Company contributed $595, $632 and $547 to the plans during the years ended December 31, 2005, 2004 and 2003, respectively. Contributions are recognized as compensation in the periods they are made.

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

14.    Cumulative Convertible Redeemable Preferred Stock:

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

106     The Macerich Company

The holders of Series A Preferred Stock have redemption rights if a change of control of the Company occurs, as defined under the respective Articles Supplementary for each series. Under such circumstances, the holders of the Series A Preferred Stock are entitled to require the Company to redeem their shares, to the extent the Company has funds legally available therefore, at a price equal to 105% of their respective liquidation preference plus accrued and unpaid dividends. The Series A Preferred Stock holder also has the right to require the Company to repurchase its shares if the Company fails to be taxed as a REIT for federal tax purposes at a price equal to 115% of its liquidation preference plus accrued and unpaid dividends, to the extent funds are legally available therefore.

15.    Wilmorite Acquisition:

On April 25, 2005, the Company and the Operating Partnership completed its acquisition of Wilmorite Properties, Inc., a Delaware corporation ("Wilmorite") and Wilmorite Holdings, L.P., a Delaware limited partnership ("Wilmorite Holdings"). The results of Wilmorite and Wilmorite Holding's operations have been included in the Company's consolidated financial statements since that date. Wilmorite's portfolio includes interests in 11 regional malls and two open-air community shopping centers with 13.4 million square feet of space located in Connecticut, New York, New Jersey, Kentucky and Virginia.

The total purchase price was approximately $2,333,333, plus adjustments for working capital, including the assumption of approximately $877,174 of existing debt with an average interest rate of 6.43% and the issuance of $234,169 of convertible preferred units ("CPUs") and $5,815 of common units in Wilmorite Holdings. The balance of the consideration to the equity holders of Wilmorite and Wilmorite Holdings was paid in cash, which was provided primarily by a five-year, $450,000 term loan bearing interest at LIBOR plus 1.50% and a $650,000 acquisition loan with a term of up to two years and bearing interest initially at LIBOR plus 1.60%. An affiliate of the Operating Partnership is the general partner, and together with other affiliates, own approximately 83% of Wilmorite Holdings, with the remaining 17% held by those limited partners of Wilmorite Holdings who elected to receive CPUs or common units in Wilmorite Holdings rather than cash. Approximately $212,668 of the CPUs can be redeemed, subject to certain conditions, for the portion of the Wilmorite portfolio that consists of Eastview Mall, Eastview Commons, Greece Ridge Center, Marketplace Mall and Pittsford Plaza. That right is exercisable during a period of three months beginning on August 31, 2007.

On an unaudited pro forma basis, reflecting the acquisition of Wilmorite as if it had occurred on January 1, 2005 and 2004, the Company would have reflected net income available to common stockholders of $41,962 and $52,808, respectively, for the years ended December 31, 2005 and 2004. Net income available to common stockholders on a diluted per share basis would have been $0.71 and $0.90 for the years ended December 31, 2005 and 2004. Total consolidated revenues of the Company would have been $832,152 and $750,205 for the years ended December 31, 2005 and 2004.

The Macerich Company    107

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition:

Assets:
Property	$1,798,487
Investments in unconsolidated joint ventures	443,681
Other assets	225,275

Total assets	2,467,443

Liabilities:
Mortgage notes payable	809,542
Other liabilities	130,191
Minority interest	96,196

Total liabilities	1,035,929

Net assets acquired	$1,431,514

16.    Quarterly Financial Data (Unaudited):

The following is a summary of quarterly results of operations for 2005 and 2004:

	2005 Quarter Ended				2004 Quarter Ended
	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31

Revenues(1)	$224,202	$205,423	$186,384	$151,376	$162,980	$130,007	$130,088	$123,991
Net income available to common stockholders	$23,637	$4,064	$6,747	$18,140	$29,965	$17,298	$17,114	$18,116
Net income available to common stockholders per share—basic	$0.39	$0.07	$0.11	$0.31	$0.51	$0.30	$0.29	$0.31
Net income available to common stockholders per share—diluted	$0.39	$0.07	$0.11	$0.30	$0.51	$0.29	$0.29	$0.31

(1)
Revenues as reported in the Company's Form 10-Q's have been reclassified to reflect SFAS No. 144 for discontinued operations.

17.    Segment Information:

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," established standards for disclosure about operating segments and related disclosures about products and services, geographic areas and major customers. The Company currently operates in one business segment, the acquisition, ownership, development, redevelopment, management and leasing of regional and community shopping centers. Additionally, the Company operates in one geographic area, the United States.

108     The Macerich Company

18.    Subsequent Events:

On January 19, 2006, the Company issued 10,952,381 common shares for net proceeds of $747,000. The proceeds from issuance of the shares were used to pay off the $619,000 acquisition loan (See Note 7-Bank Notes Payable) and to pay down a portion of the Company's line of credit pending use to pay part of the purchase price for Valley River Center.

On January 27, 2006, the Company declared a dividend/distribution of $0.68 per share for common stockholders and OP Unit holders of record on February 23, 2006. In addition, the Company declared a dividend of $0.68 on the Company's Series A Preferred Stock. All dividends/distributions will be payable on March 8, 2006.

On February 1, 2006, the Company acquired Valley River Center, a 916,000 square foot super-regional mall in Eugene, Oregon. The total purchase price was $187,500 and concurrent with the acquisition, the Company placed a $100,000 loan bearing interest at a fixed rate of 5.58% on the property. The balance of the purchase price was funded by cash and borrowings under the Company's line of credit.

The Macerich Company    109

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Stockholders of
Pacific Premier Retail Trust

We have audited the accompanying consolidated balance sheets of Pacific Premier Retail Trust, a Maryland Real Estate Investment Trust (the "Trust") as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(4), as of and for the years ended December 31, 2005 and 2004. These consolidated financial statements and the consolidated financial statement schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedules based on our audits. The consolidated financial statements and the consolidated financial statement schedules of the Trust for the year ended December 31, 2003 was audited by other auditors whose report, dated March 11, 2004, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 2005 and 2004 financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audit, the consolidated financial statement schedules as of and for the years ended December 31, 2005 and 2004, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP
Los Angeles, California
March 9, 2006

110     The Macerich Company

REPORT OF INDEPENDENT AUDITORS

To the Board of Trustees and Stockholders of
Pacific Premier Retail Trust:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the results of operations and cash flows of Pacific Premier Retail Trust (the "Trust") for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Los Angeles, CA
March 11, 2004

The Macerich Company    111

PACIFIC PREMIER RETAIL TRUST

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	December 31,
	2005	2004

ASSETS
Property, net	$991,754	$968,724
Cash and cash equivalents	8,492	14,826
Restricted cash	1,771	2,118
Tenant receivables, net	2,727	7,816
Deferred rent receivable	9,896	9,695
Deferred charges, less accumulated amortization of $9,266 and $6,588 at December 31, 2005 and 2004, respectively	9,395	8,325
Other assets	1,679	1,556

Total assets	$1,025,714	$1,013,060

LIABILITIES AND STOCKHOLDERS' EQUITY:
Mortgage notes payable:
Related parties	$73,967	$77,538
Others	746,861	607,916

Total	820,828	685,454
Accounts payable	17,188	2,811
Accrued interest payable	4,022	3,290
Accrued real estate taxes	185	418
Tenant security deposits	1,852	1,580
Other accrued liabilities	7,535	7,061
Due to related parties	964	926

Total liabilities	852,574	701,540

Commitments and contingencies
Stockholders' equity:
Series A and Series B redeemable preferred stock, $.01 par value, 625 shares authorized, issued and outstanding at December 31, 2005 and 2004	—	—
Series A and Series B common stock, $.01 par value, 219,611 shares authorized issued and outstanding at December 31, 2005 and 2004	2	2
Additional paid-in capital	307,613	307,613
Accumulated (deficit) earnings	(134,475)	3,905

Total common stockholders' equity	173,140	311,520

Total liabilities, preferred stock and common stockholders' equity	$1,025,714	$1,013,060

The accompanying notes are an integral part of these financial statements.

112     The Macerich Company

PACIFIC PREMIER RETAIL TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	For the years ended December 31,
	2005	2004	2003

Revenues:
Minimum rents	$116,421	$111,303	$107,442
Percentage rents	7,171	6,711	6,126
Tenant recoveries	42,455	42,660	41,358
Other	3,852	2,893	2,611

	169,899	163,567	157,537

Expenses:
Interest	49,476	46,212	47,549
Depreciation and amortization	27,567	26,009	24,610
Maintenance and repairs	9,921	9,658	9,643
Real estate taxes	12,219	12,911	12,167
Management fees	6,005	5,779	5,519
General and administrative	3,498	4,901	4,254
Ground rent	1,811	1,309	1,218
Insurance	1,456	1,815	2,156
Marketing	696	613	599
Utilities	5,857	5,936	6,177
Security	5,074	4,935	4,520

	123,580	120,078	118,412

Income before gain(loss) on sale of assets, minority interest and loss on early extinguishment of debt	46,319	43,489	39,125
Gain on sale of assets	—	(11)	74
Minority interest	(145)	(127)	(104)
Loss on early extinguishment of debt	(13)	(1,036)	—

Net income available to common stockholders	$46,161	$42,315	$39,095

The accompanying notes are an integral part of these financial statements.

The Macerich Company    113

PACIFIC PREMIER RETAIL TRUST

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in thousands, except share data)

	Common Shares	Preferred Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated (Deficit) Earnings	Total Stockholders' Equity

Balance December 31, 2002	219,611	625	$2	$307,613	$(844)	$306,771
Distributions paid to Macerich PPR Corp.	—	—	—	—	(15,381)	(15,381)
Distributions paid to Ontario Teachers' Pension Plan Board	—	—	—	—	(14,824)	(14,824)
Other distributions paid	—	—	—	—	(75)	(75)
Net income	—	—	—	—	39,095	39,095

Balance December 31, 2003	219,611	625	2	307,613	7,971	315,586
Distributions paid to Macerich PPR Corp.	—	—	—	—	(23,551)	(23,551)
Distributions paid to Ontario Teachers' Pension Plan Board	—	—	—	—	(22,755)	(22,755)
Other distributions paid	—	—	—	—	(75)	(75)
Net income	—	—	—	—	42,315	42,315

Balance December 31, 2004	219,611	625	2	307,613	3,905	311,520
Distributions paid to Macerich PPR Corp.	—	—	—	—	(93,830)	(93,830)
Distributions paid to Ontario Teachers' Pension Plan Board	—	—	—	—	(90,636)	(90,636)
Other distributions paid	—	—	—	—	(75)	(75)
Net income	—	—	—	—	46,161	46,161

Balance December 31, 2005	219,611	625	$2	$307,613	$(134,475)	$173,140

The accompanying notes are an integral part of these financial statements.

114     The Macerich Company

PACIFIC PREMIER RETAIL TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the years ended December 31,
	2005	2004	2003

Cash flows from operating activities:
Net income	$46,161	$42,315	$39,095

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,567	26,009	24,610
Gain on sale of assets	—	11	(74)
Minority interest	145	127	104
Loss on early extinguishment of debt	13	1,036	—
Changes in assets and liabilities:
Tenant receivables, net	5,089	660	(2,357)
Deferred rent receivables	(201)	139	(587)
Other assets	(123)	432	65
Accounts payable	14,377	1,559	1,097
Accrued interest payable	732	(157)	1,023
Accrued real estate taxes	(233)	(395)	(1,702)
Tenant security deposits	272	118	174
Other accrued liabilities	329	2,297	(1,264)
Due to related parties	38	(1,376)	1,843

Net cash provided by operating activities	94,166	72,775	62,027

Cash flows from investing activities:
Acquisitions of property and improvements	(47,919)	(18,613)	(10,295)
Deferred leasing charges	(2,918)	(2,733)	(3,380)
Proceeds from sale of assets	—	(2,456)	348
Restricted cash	347	662	(393)

Net cash used in investing activities	(50,490)	(23,140)	(13,720)

Cash flows from financing activities:
Proceeds from notes payable	291,000	110,000	17,150
Payments on notes payable	(155,627)	(104,641)	(28,070)
Distributions	(184,166)	(46,007)	(29,905)
Dividends to preferred stockholders	(375)	(375)	(375)
Deferred financing costs	(842)	76	(110)

Net cash provided by financing activities	(50,010)	(40,947)	(41,310)

Net (decrease) increase in cash	(6,334)	8,688	6,997
Cash and cash equivalents, beginning of period	14,826	6,138	(859)

Cash and cash equivalents, end of period	$8,492	$14,826	$6,138

Supplemental cash flow information:
Cash payment for interest, net of amounts capitalized	$48,744	$46,369	$46,526

The accompanying notes are an integral part of these financial statements.

The Macerich Company    115

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

116     The Macerich Company

The properties as of December 31, 2005 and their locations are as follows:

Cascade Mall
Creekside Crossing Mall
Cross Court Plaza
Kitsap Mall
Kitsap Place Mall
Lakewood Mall
Los Cerritos Center
Northpoint Plaza
Redmond Towne Center
Redmond Office
Stonewood Mall
Washington Square Mall
Washington Square Too	Burlington, Washington
Redmond, Washington
Burlington, Washington
Silverdale, Washington
Silverdale, Washington
Lakewood, California
Cerritos, California
Silverdale, Washington
Redmond, Washington
Redmond, Washington
Downey, California
Portland, Oregon
Portland, Oregon

2. Summary of Significant Accounting Policies:

Cash and Cash Equivalents:

The Trust considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents, for which cost approximates fair value.

Tenant Receivables:

Included in tenant receivables are accrued percentage rents of $3,097 and $2,247 and an allowance for doubtful accounts of $392 and $956 at December 31, 2005 and 2004, respectively.

Revenues:

Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight-lining of rent adjustment." Rental income was increased (decreased) by $200, ($138) and $586 in 2005, 2004 and 2003, respectively, due to the straight-lining of rents. Percentage rents are recognized on an accrual basis and are accrued when tenants' specified sales targets have been met. Estimated recoveries from tenants for real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred.

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

The Trust assesses whether there has been an impairment in the value of its long-lived assets by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenants' ability to perform their duties and pay rent under the terms of the leases. The Trust may recognize an impairment loss if the cash flows are not sufficient to cover its investment. Such a loss would be determined as the difference between the carrying value and the fair value of a property. Management believes no such impairment has occurred in its net property carrying values at December 31, 2005 and 2004.

Deferred Charges:

Costs relating to obtaining tenant leases are deferred and amortized over the initial term of the agreement using the straight-line method. Costs relating to financing of properties are deferred and amortized over the life of the related loan using the straight-line method, which approximates the effective interest method. The range of the terms of the agreements is as follows:

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

The following table reconciles net income to taxable income for the years ended December 31:

	2005	2004	2003

Net income	$46,161	$42,315	$39,095
Add: Book depreciation and amortization	27,567	26,009	24,610
Less: Tax depreciation and amortization	(26,979)	(25,982)	(25,335)
Other book/tax differences, net(1)	(1,617)	1,697	1,142

Taxable income available to common stockholders	$45,132	$44,039	$39,512

(1)
Primarily due to timing differences relating to straight-line rents and prepaid rents.

For income tax purposes, distributions consist of ordinary income, capital gains, return of capital or a combination thereof. The following table details the components of the distributions for the years ended December 31:

	2005		2004		2003

Ordinary income	$211.03	25.2%	$326.31	99.8%	$163.61	77.2%
Capital gains	—	0.0%	0.66	0.2%	20.78	9.9%
Return of capital	627.26	74.8%	—	0.0%	27.42	12.9%

Dividends paid	$838.29	100.0%	$326.97	100.0%	$211.81	100.0%

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 123 (revised), "Share-Based Payment". SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. The Trust will adopt the new statement as of January 1, 2006. The adoption of this statement will not have a material effect on the Trust's results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets—an amendment of Accounting Principle Board ("APB") Opinion No. 29." The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included

The Macerich Company    119

certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 became effective in the first reporting period ending after June 15, 2005. The adoption of this statement did not have a material effect on the Trust's results of operations or financial condition.

On February 7, 2005, the Securities and Exchange Commission ("SEC") staff published certain views concerning the accounting by lessees for leasehold improvements, rent holidays, lessor funding of lessee expenditures and other tenant inducements. Although the application of these views to lessors was not specified by the SEC and a formal accounting standard modifying existing practice on these items has not been issued or proposed, the Trust has conducted a detailed evaluation of its accounting relative to such items. The Trust believes that its leases with its tenants that provide for leasehold improvements funded by the Trust represent fixed assets that the Trust owns and controls and that leases with such arrangements are properly accounted for as commencing at the completion of construction of such assets. On tenant leases that do not provide for landlord funding but rather provide for tenant funded construction and furnishing of the leased premises prior to the formal commencement of the lease, the Trust has concluded that the cumulative incremental straight-line rental revenue that would have been recognized on such leases if it had commenced with the turn-over of such space rather than the lease-specified commencement date to be immaterial. Beginning on January 1, 2005, the Trust began recognizing straight-line rental revenue on this accelerated basis for all new leases. This is not expected to have a material effect on future periods and will have no effect on periodic or cumulative cash flows to be received pursuant to a tenant lease.

In June 2005, a consensus was reached by FASB related to Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, controls a Limited Partnership or Similar Entity When the Limited Partners have Certain Rights." Effective for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified, the guidance in this Issue became effective after June 29, 2005. For general partners in all other limited partnerships, the guidance in this Issue will become effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005, and that application of either one of two transition methods described in the Issue would be acceptable. This adoption of this Issue is not expected to have a material effect on the Trust's results of operations or financial condition.

In March 2005, FASB issued FIN No. 47, "Accounting for Conditional Asset Retirement Obligations-an interpretation of SFAS No. 143." FIN No. 47, requires that a liability be recognized for the fair value of a

120     The Macerich Company

conditional asset retirement obligation if the fair value can be reasonably estimated. The adoption of FIN No. 47 did not have a material effect on the Trust's results of operations or financial condition.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), to replace APB Opinion No. 20, "Reporting Accounting Changes in Interim Financial Statements" ("APB 20"). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and requires retrospective application to prior periods' financial statements, unless it is impracticable to determine period specific effects or the cumulative effect of the change. SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a material effect on the Trust's results of operations or financial condition.

In June 2005, the Financial Accounting Standards Board issued Emerging Issues Task Force Abstract No. 05-06, "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination," ("EITF 05-06") to address issues related to the amortization period for leasehold improvements acquired in a business combination or placed in service after and not contemplated at the beginning of the lease term. The Task Force reached a consensus that these types of leasehold improvements should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of the acquisition or the date the leasehold improvements are purchased. This consensus does not apply to preexisting leasehold improvements, but should be applied to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The application of this consensus did not have a material impact on the Trust's results of operations or financial condition.

Fair Value of Financial Instruments:

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

The Macerich Company    121

Concentration of Risk:

The Trust maintains its cash accounts in a number of commercial banks. Accounts at these banks are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100. At various times during the year, the Trust had deposits in excess of the FDIC insurance limit.

One tenant represented 10.7%, 11.4% and 11.5% of total minimum rents in place as of December 31, 2005, 2004 and 2003, respectively. No other tenant represented more than 2.8%, 2.8% and 3.5% of total minimum rents as of December 31, 2005, 2004 and 2003, respectively.

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

3. Property:

Property is summarized at December 31, 2005 and 2004 as follows:

	2005	2004

Land	$238,569	$238,569
Building improvements	871,957	826,280
Tenant improvements	20,324	12,839
Equipment and furnishings	5,959	4,725
Construction in progress	131	6,695

	1,136,940	1,089,108
Less, accumulated depreciation	(145,186)	(120,384)

	$991,754	$968,724

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $24,802, $23,850 and $22,863, respectively.

122     The Macerich Company

4. Mortgage Notes Payable:

Mortgage notes payable at December 31, 2005 and 2004 consist of the following:

	Carrying Amount of Mortgage Notes
	2005		2004
						Monthly Payment Term(c)
Property Pledged as Collateral	Other	Related Party	Other	Related Party	Interest Rate		Maturity Date

Cascade Mall(a)	$40,631	$—	$—	$—	5.10%	223	2010
Kitsap Mall/Kitsap Place(b)	58,719	—	59,360	—	8.06%	450	2010
Lakewood Mall(d)	250,000	—	127,000	—	5.41%	1,143	2015
Lakewood Mall(d)	—	—	17,150	—	3.93%	—	—
Los Cerritos Center	109,024	—	111,080	—	7.13%	826	2006
Redmond Town Center—Retail(e)	74,530	—	75,000	—	4.81%	301	2009
Redmond Town Center—Office	—	73,967	—	77,538	6.77%	726	2009
Stonewood Mall	75,671	—	76,422	—	7.41%	539	2010
Washington Square	104,148	—	106,970	—	6.70%	825	2009
Washington Square(a)	34,138	—	34,934	—	6.25%	188	2009

	$746,861	$73,967	$607,916	$77,538

(a)
On October 7, 2004, the joint venture placed an additional loan for $35.0 million on Washington Square. The loan will mature February 1, 2009 and the interest rate floats at LIBOR plus 2.0%. The proceeds from this loan paid off existing loans at Cascade Mall and North Point resulting in a loss on early extinguishment of debt of $721. On March 17, 2005, the Trust placed a $41,000 five-year loan with an interest rate of 5.10% on Cascade Mall.

The Macerich Company    123

(b)
Effective January 1, 2002, monthly principal and interest of $450 is payable through maturity. This debt is cross-collateralized by Kitsap Mall and Kitsap Place.

(c)
This represents the monthly payment of principal and interest.

(d)
On May 20, 2005, the Trust refinanced the loans on Lakewood Mall by replacing the $127,000 fixed rate notes and $17,150 floating rate note with a $250,000 interest only loan bearing 5.41% interest and maturing in May 2010. The excess of loan proceeds were distributed to the partners. At December 31, 2005 and 2004, the total weighted average interest rate was 5.41% and 6.81%, respectively.

(e)
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

Total interest costs capitalized for the years ended December 31, 2005, 2004 and 2003 were $942, $332 and $250, respectively.

The fair value of mortgage notes payable at December 31, 2005 and 2004 is estimated to be approximately $846,335 and $731,496, respectively, based on interest rates for comparable loans.

The above debt matures as follows:

Years Ending December 31,	Amount

2006	$119,949
2007	11,643
2008	12,384
2009	261,122
2010	165,730
Thereafter	250,000

$820,828

124     The Macerich Company

5. Related Party Transactions:

The Trust engages the Macerich Management Company (the "Management Company"), a subsidiary of the Company, to manage the operations of the Trust. The Management Company provides property management, leasing, corporate, redevelopment and acquisitions services to the properties of the Trust. Under these arrangements, the Management Company is reimbursed for compensation paid to on-site employees, leasing agents and project managers at the properties, as well as insurance costs and other administrative expenses. In consideration of these services, the Management Company receives monthly management fees of 4.0% of the gross monthly rental revenue of the properties. During the years ended 2005, 2004 and 2003, the Trust incurred management fees of $6,005, $5,779 and $5,519, respectively, to the Management Company.

A mortgage note collateralized by the office component of Redmond Town Center is held by one of the Company's joint venture partners. In connection with this note, interest expense was $5,125, $5,361 and $5,583 during the years ended December 31, 2005, 2004 and 2003, respectively. Additionally, no interest costs were capitalized during the years ended December 31, 2005, 2004 and 2003, respectively, in relation to this note.

6. Future Rental Revenues:

Under existing non-cancelable operating lease agreements, tenants are committed to pay the following minimum rental payments to the Trust:

Years Ending December 31,	Amount

2006	$113,095
2007	100,877
2008	89,445
2009	79,529
2010	69,002
Thereafter	210,041

$661,989

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

The Macerich Company    125

8. Commitments:

The Trust has certain properties subject to non-cancelable operating ground leases. The leases expire at various times through 2069, subject in some cases to options to extend the terms of the lease. Ground rent expense, net of amounts capitalized, was $1,811, $1,309 and $1,218 for the years ended December 31, 2005, 2004 and 2003, respectively.

Minimum future rental payments required under the leases are as follows:

Years Ending December 31,	Amount

2006	$1,331
2007	1,331
2008	1,413
2009	1,413
2010	1,413
Thereafter	66,007

$72,908

126     The Macerich Company

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
SDG Macerich Properties, L.P.:

We have audited the accompanying balance sheets of SDG Macerich Properties, L.P. as of December 31, 2005 and 2004, and the related statements of operations, cash flows, and partners' equity for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the financial statements, we have also audited the related financial statement schedule (Schedule III). These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SDG Macerich Properties, L.P. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule (Schedule III), when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Indianapolis, Indiana
March 2, 2006

The Macerich Company    127

SDG MACERICH PROPERTIES, L.P.

BALANCE SHEETS

December 31, 2005 and 2004

(Dollars in thousands)

	2005	2004

Assets
Properties:
Land	$199,449	$204,100
Buildings and improvements	887,357	872,540
Equipment and furnishings	4,646	3,359

	1,091,452	1,079,999
Less accumulated depreciation	191,270	165,538

	900,182	914,461
Cash and cash equivalents	17,713	12,913
Tenant receivables, including accrued revenue, less allowance for doubtful accounts of $1,803 and $1,731	19,499	22,520
Deferred financing costs, net of accumulated amortization of $4,417 and $3,258	347	1,506
Prepaid real estate taxes and other assets	1,685	1,705

	$939,426	$953,105

Liabilities and Partners' Equity
Mortgage notes payable	$626,329	$629,665
Accounts payable	10,336	9,574
Due to affiliates	491	33
Accrued real estate taxes	15,946	15,839
Accrued interest expense	1,723	1,474
Accrued management fee	278	502
Other liabilities	88	203

Total liabilities	655,191	657,290
Partners' equity	284,235	295,815

	$939,426	$953,105

See accompanying notes to financial statements.

128     The Macerich Company

SDG MACERICH PROPERTIES, L.P.

STATEMENTS OF OPERATIONS

Years ended December 31, 2005, 2004 and 2003

(Dollars in thousands)

	2005	2004	2003

Revenues:
Minimum rents	$96,509	$94,243	95,628
Overage rents	4,783	5,377	5,126
Tenant recoveries	50,381	50,698	51,023
Other	3,753	2,223	1,484

	155,426	152,541	153,261

Expenses:
Property operations	22,642	23,447	22,989
Depreciation of properties	27,128	27,410	26,675
Real estate taxes	20,215	19,770	19,265
Repairs and maintenance	8,193	6,658	7,189
Advertising and promotion	5,119	5,567	6,368
Management fees	4,344	4,040	4,068
Provision for credit losses, net	810	1,437	1,244
Interest on mortgage notes	34,758	29,923	29,096
Other	1,143	1,290	972

	124,352	119,542	117,866

Net income	$31,074	$32,999	35,395

See accompanying notes to financial statements.

The Macerich Company    129

SDG MACERICH PROPERTIES, L.P.

STATEMENTS OF CASH FLOWS

Years ended December 31, 2005, 2004 and 2003

(Dollars in thousands)

	2005	2004	2003

Cash flows from operating activities:
Net income	$31,074	$32,999	$35,395

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of properties	27,128	27,410	26,675
Amortization of debt premium	(3,336)	(3,134)	(2,945)
Amortization of financing costs	1,159	1,163	916
Change in tenant receivables	3,021	(470)	(2,111)
Other items	947	(988)	421

Net cash provided by operating activities	59,993	56,980	58,351

Cash flows from investing activities:
Additions to properties	(17,551)	(19,832)	(7,924)
Proceeds from sale of land and building	5,058	422	—

Net cash used by investing activities	(12,493)	(19,410)	(7,924)

Cash flows from financing activities:
Payments on mortgage note	—	—	(184,500)
Proceeds from mortgage notes payable	—	—	186,500
Deferred financing costs	—	—	(2,190)
Distributions to partners	(42,700)	(39,790)	(49,528)

Net cash used by financing activities	(42,700)	(39,790)	(49,718)

Net change in cash and cash equivalents	4,800	(2,220)	709
Cash and cash equivalents at beginning of year	12,913	15,133	14,424

Cash and cash equivalents at end of year	$17,713	$12,913	$15,133

Supplemental cash flow information:
Cash payments for interest	$36,639	$31,737	$31,368

See accompanying notes to financial statements.

130     The Macerich Company

SDG MACERICH PROPERTIES, L.P.

STATEMENTS OF PARTNERS' EQUITY

Years ended December 31, 2005, 2004 and 2003

(Dollars in thousands)

Percentage ownership interest	Simon Property Group, Inc. affiliates 50%	The Macerich Company affiliates 50%	Accumulated Other comprehensive income (loss)	Total 100%

Balance at December 31, 2002	$158,378	158,377	91	316,846

Net income	17,697	17,698	—	35,395
Other comprehensive income:
Derivative financial instruments	—	—	(74)	(74)

Total comprehensive income				35,321
Distributions	(24,764)	(24,764)		(49,528)

Balance at December 31, 2003	151,311	151,311	17	302,639

Net income	16,500	16,499	—	32,999
Other comprehensive income:
Derivative financial instruments	—	—	(33)	(33)

Total comprehensive income				32,966
Distributions	(19,895)	(19,895)		(39,790)

Balance at December 31, 2004	147,916	147,915	(16)	295,815

Net income	15,537	15,537	—	31,074
Other comprehensive income:
Derivative financial instruments	—	—	46	46

Total comprehensive income				31,120
Distributions	(21,350)	(21,350)	—	(42,700)

Balance at December 31, 2005	$142,103	142,102	30	284,235

See accompanying notes to financial statements.

The Macerich Company    131

SDG MACERICH PROPERTIES, L.P.

Notes to Financial Statements

December 31, 2005, 2004 and 2003

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

132     The Macerich Company

December 31, 2005, fixed minimum rents to be received in each of the next five years and thereafter are summarized as follows:

2006	$78,184
2007	67,250
2008	58,572
2009	48,813
2010	37,787
Thereafter	100,222

$390,828

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

        (b)   Cash Equivalents

All highly liquid debt instruments purchased with original maturities of three months or less are considered to be cash equivalents.

The Macerich Company    133

        (c)   Properties

Properties are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	39 years
Equipment and furnishings	5-7 years
Tenant improvements	Initial term of related lease

Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. All repairs and maintenance items are expensed as incurred.

The Partnership assesses whether there has been an impairment in the value of a property by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenants' ability to perform their duties and pay rent under the terms of the leases. The Partnership would recognize an impairment loss if the estimated future income stream of a property is not sufficient to recover its investment. Such a loss would be the difference between the carrying value and the fair value of a property. Management believes no impairment in the net carrying values of its properties has occurred.

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

134     The Macerich Company

        (g)   Derivative Financial Instruments

The Partnership uses derivative financial instruments in the normal course of business to manage, or hedge, interest rate risk and records all derivatives on the balance sheet at fair value. The Partnership requires that hedging derivative instruments are effective in reducing the risk exposure that they are designated to hedge. For derivative instruments associated with the hedge of an anticipated transaction, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Any instrument that meets these hedging criteria is formally designated as a hedge at the inception of the derivative contract. When the terms of an underlying transaction are modified resulting in some ineffectiveness, the portion of the change in the derivative fair value related to ineffectiveness from period to period will be included in net income. If any derivative instrument used for risk management does not meet the hedging criteria then it is marked-to-market each period and will be included in net income, however, the Partnership intends for all derivative transactions to meet all the hedge criteria and qualify as hedges.

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

(3) Mortgage Notes Payable and Fair Value of Financial Instruments

In connection with the acquisition of the properties in 1998, the Partnership assumed $485,000 of mortgage notes secured by the properties. The notes consisted of $300,000 of debt that is due in May 2006 and requires monthly interest payments at a fixed weighted average rate of 7.41% and $185,000 of debt that was due and repaid in May 2003 and required monthly interest payments at a variable weighted average rate (based on LIBOR). The variable rate debt was covered by interest cap agreements that effectively prevented the floating rate from exceeding 11.53%. The fair value assigned to

The Macerich Company    135

the fixed-rate debt assumed at the acquisition date based on an estimated market interest rate of 6.23% was $322,711, with the resulting debt premium being amortized to interest expense over the remaining term of the debt using a level yield method. At December 31, 2005 and 2004, the unamortized balance of the debt premium was $1,329 and $4,665, respectively.

On April 12, 2000, the Partnership obtained $138,500 of additional mortgage financing which is also secured by the properties. In connection with obtaining this debt, the Partnership repaid $500 of the original floating rate debt. The notes consist of $57,100 of debt that requires monthly interest payments at a fixed weighted average rate of 8.13% and $81,400 of debt that requires monthly interest payments at a variable weighted average rate (based on LIBOR) of 4.74% and 2.77% at December 31, 2005 and 2004, respectively. All of the notes mature on May 15, 2006. The variable rate debt is covered by an interest cap agreement that effectively prevents the variable rate from exceeding 11.83%.

In May 2003, $186,500 of proceeds from mortgage notes issued that were secured by the properties were used to repay the remaining assumed debt that was due in May 2003. The notes are due in May 2006 and require monthly interest payments at a variable weighted average rate (based on LIBOR) of 4.79% and 2.81% at December 31, 2005 and 2004, respectively. This debt is covered by interest cap agreements that effectively prevent the variable rate from exceeding 10.63%.

Management of the Partnership anticipates it will successfully refinance the existing debt, all of which matures in May 2006, with debt having terms similar to the current debt.

The fair value of the fixed-rate debt of $357,100 at December 31, 2005 and 2004 based on an interest rate of 6.13% and 4.50%, respectively, is estimated to be $359,144 and $371,898, respectively. The carrying value of the variable-rate debt of $267,900 at December 31, 2005 and 2004, and the Partnership's other financial instruments are estimated to approximate their fair values.

As of December 31, 2005 and 2004, the Partnership has recorded its interest rate cap agreements as derivatives at their fair values of $0. These derivatives consist of interest rate cap agreements with a total notional amount of $267,900 at December 31, 2005 and 2004 and a maturity date of May 2006. The Partnership's exposure to market risk due to changes in interest rates relates to the Partnership's long-term debt obligations. Through its risk management strategy, the Partnership manages exposure to interest rate market risk by interest rate protection agreements to effectively cap a portion of variable rate debt. The Partnership's intent is to minimize its exposure to potential significant increases in interest rates. The Partnership does not enter into interest rate protection agreements for speculative purposes.

136     The Macerich Company

(4) Related Party Transactions

Management fees incurred in 2005, 2004, and 2003 totaled $2,042, $2,028, and $2,038, respectively, for the Simon-managed properties and $2,302, $2,012, and $2,030, respectively, for the Macerich-managed properties, both based on a fee of 4% of gross receipts, as defined. In addition to the management fees, Macerich charged the Partnership an additional $521 and $620 for shared services fees in 2005 and 2004, respectively. In 2005, the Partnership paid a development fee of $336 to an affiliate of Simon in connection with a development project at Valley Mall.

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

The Macerich Company    137

THE MACERICH COMPANY
December 31, 2005
(Dollars in thousands)

Schedule III. Real Estate and Accumulated Depreciation

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
Shopping Centers Entities	Land	Building and Improvements	Equipment and Furnishings	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Furniture, Fixtures and Equipment	Construction in Progress	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation

Borgata	$3,667	$28,080	$—	$2,298	$7,913	$24,760	$32	$1,340	$34,045	$2,760	$31,285
Capitola Mall	11,312	46,689	—	6,204	11,309	52,748	110	38	64,205	14,094	50,111
Carmel Plaza	9,080	36,354	—	7,336	9,080	43,199	226	265	52,770	8,036	44,734
Chandler Fashion Center	24,188	223,143	—	3,793	24,188	226,523	290	123	251,124	22,965	228,159
Chesterfield Towne Center	18,517	72,936	2	22,074	18,517	92,196	2,612	204	113,529	37,175	76,354
Citadel, The	21,600	86,711	—	12,559	21,600	95,390	1,766	2,114	120,870	21,764	99,106
Coolidge Holding	—	—	—	47	—	—	—	47	47	—	47
Crossroads Mall	10,279	43,486	291	22,588	14,367	61,713	428	136	76,644	21,773	54,871
Danbury Fair Mall	130,367	316,951	—	2,847	130,367	319,727	4	67	450,165	6,856	443,309
Eastview Commons	3,999	8,609	—	—	3,999	8,609	—	—	12,608	278	12,330
Eastview Mall	51,090	166,281	—	852	51,090	167,128	—	5	218,223	3,566	214,657
Fiesta Mall	19,445	99,116	—	9,945	20,483	107,842	15	166	128,506	3,951	124,555
Flagstaff Mall	5,480	31,773	—	5,777	5,480	32,561	152	4,837	43,030	4,031	38,999
FlatIron Crossing	21,823	286,809	—	10,191	24,213	292,632	54	1,924	318,823	24,348	294,475
FlatIron Peripheral	6,205	—	—	(50)	6,155	—	—	—	6,155	—	6,155
Freehold Raceway Mall	164,986	362,841	—	1,349	164,986	363,836	33	321	529,176	7,628	521,548
Fresno Fashion Fair	17,966	72,194	—	33,977	17,966	95,111	1,250	9,810	124,137	18,963	105,174
Great Falls Marketplace	2,960	11,840	—	1,142	3,090	12,852	—	—	15,942	2,592	13,350
Great Northern Mall	12,187	62,657	—	2,292	12,187	64,753	108	88	77,136	1,953	75,183
Greece Ridge Center	21,627	76,038	—	1,771	21,627	77,230	—	579	99,436	2,214	97,222
Greeley Mall	5,601	12,648	13	23,866	5,601	35,975	547	5	42,128	17,145	24,983
Green Tree Mall	4,947	14,925	332	28,084	4,947	42,711	630	—	48,288	31,973	16,315
Holiday Village Mall	3,491	18,229	138	22,108	5,268	37,834	315	549	43,966	27,159	16,807
La Cumbre Plaza	18,122	21,492	—	8,651	17,280	30,794	99	92	48,265	2,001	46,264
Macerich Cerritos Adj., LLC	—	6,448	—	(5,698)	—	750	—	—	750	96	654
Macerich Management Co.	—	2,237	26,562	21,618	443	4,060	42,218	3,696	50,417	16,971	33,446
Macerich Property Management Co., LLC	—	—	2,808	—	—	2,740	68	—	2,808	2,244	564
MACWH, LP	—	25,771	—	780	—	25,771	—	780	26,551	465	26,086
Marketplace Mall	—	102,856	—	666	—	103,457	—	65	103,522	2,495	101,027
Midcor V (NVPC Peripheral)	1,703	—	—	(1,703)	—	—	—	—	—	—	—
Northgate Mall	8,400	34,865	841	27,742	13,414	56,252	1,016	1,166	71,848	32,120	39,728
Northridge Mall	20,100	101,170	—	2,964	20,100	103,486	271	377	124,234	7,266	116,968
Northwest Arkansas Mall	18,800	75,358	—	3,400	18,175	78,860	317	206	97,558	15,264	82,294
Oaks, The	32,300	117,156	—	8,079	32,300	119,833	303	5,099	157,535	11,836	145,699
Pacific View	8,697	8,696	—	106,925	7,854	115,477	933	54	124,318	18,537	105,781
Panorama Mall	4,373	17,491	—	1,750	4,373	19,075	166	—	23,614	1,545	22,069
Paradise Valley Mall	24,565	125,996	—	4,053	24,565	129,033	1,016	—	154,614	13,753	140,861
Paradise West Parcel 4	—	—	—	104	—	—	—	104	104	—	104
Parklane Mall	2,311	15,612	173	18,289	2,426	25,448	355	8,156	36,385	22,279	14,106
Pittsford Plaza	9,022	47,362	—	380	9,022	47,732	—	10	56,764	1,081	55,683

138     The Macerich Company

THE MACERICH COMPANY
December 31, 2005
(Dollars in thousands)

Schedule III. Real Estate and Accumulated Depreciation (Continued)

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
Shopping Centers Entities	Land	Building and Improvements	Equipment and Furnishings	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Furniture, Fixtures and Equipment	Construction in Progress	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation

Prescott Gateway	$5,733	$49,778	$—	$3,895	$5,733	$53,595	$68	$10	$59,406	$6,868	$52,538
Prescott Peripheral	—	—	—	5,605	1,345	4,260	—	—	5,605	139	5,466
PVIC Ground Leases	8,880	2,489	—	11,496	22,079	786	—	—	22,865	260	22,605
PVOP II	1,150	1,790	—	2,732	2,300	3,365	6	1	5,672	834	4,838
Queens Center	21,460	86,631	8	277,077	37,160	341,455	3,259	3,302	385,176	33,758	351,418
Rimrock Mall	8,737	35,652	—	8,663	8,737	43,792	523	—	53,052	11,392	41,660
Rotterdam Square	7,018	32,736	—	412	7,018	33,103	45	—	40,166	1,102	39,064
Salisbury, The Centre at	15,290	63,474	31	15,544	15,284	77,962	834	259	94,339	19,417	74,922
Santa Monica Place	26,400	105,600	—	8,905	26,400	109,561	1,408	3,536	140,905	18,278	122,627
SanTan Village Mall	7,827	—	—	2,322	7,827	576	—	1,746	10,149	—	10,149
Scottsdale /101 Associates	—	4,701	—	53,075	—	57,851	10	(85)	57,776	5,991	51,785
Shoppingtown Mall	11,927	61,824	—	(59)	11,927	61,728	14	23	73,692	1,643	72,049
Somersville Town Center	4,096	20,317	1,425	15,052	4,099	36,038	661	92	40,890	18,900	21,990
South Plains Mall	23,100	92,728	—	7,992	23,100	98,727	1,519	474	123,820	20,667	103,153
South Towne Center	19,600	78,954	—	11,697	19,454	89,893	717	187	110,251	22,359	87,892
Superstition Springs Peripheral	700	—	—	(700)	—	—	—	—	—	—	—
Superstition Springs Power Center	1,618	4,420	—	—	1,618	4,420	—	—	6,038	448	5,590
The Macerich Partnership, L.P.	—	2,534	—	3,479	211	1,257	3,843	702	6,013	537	5,476
Towne Mall	6,652	31,184	—	8	6,652	31,184	3	5	37,844	1,068	36,776
Tucson La Encantada	12,800	19,699	—	50,512	12,800	69,970	236	5	83,011	6,478	76,533
Twenty Ninth Street	50	37,793	64	120,577	21,616	40,326	207	96,335	158,484	28,592	129,892
Valley View Center	17,100	68,687	—	47,264	20,716	107,173	1,677	3,485	133,051	24,458	108,593
Victor Valley, Mall at	15,700	75,230	—	7,104	15,061	81,512	17	1,444	98,034	4,524	93,510
Village Center	2,250	4,459	—	9,485	4,500	11,693	1	—	16,194	2,610	13,584
Village Crossroads	3,100	4,493	—	8,631	6,200	10,024	—	—	16,224	1,007	15,217
Village Fair North	3,500	8,567	—	13,780	7,000	18,847	—	—	25,847	2,448	23,399
Village Plaza	3,423	8,688	—	897	3,423	9,569	16	—	13,008	1,701	11,307
Village Square I	—	2,844	—	4	—	2,844	4	—	2,848	307	2,541
Village Square II	—	8,492	—	69	—	8,558	3	—	8,561	1,090	7,471
Vintage Faire Mall	14,902	60,532	—	19,043	14,298	78,962	1,013	204	94,477	21,002	73,475
Westcor Partners	390	—	—	5,178	390	961	2,405	1,812	5,568	641	4,927
Westcor / Queen Creek	—	—	—	198	—	—	—	198	198	—	198
Westside Pavilion	34,100	136,819	—	22,218	34,104	151,023	2,011	5,999	193,137	32,771	160,366
Wilton Mall	19,743	67,855	—	456	19,743	68,309	2	—	88,054	1,632	86,422

	$1,016,456	$3,959,790	$32,688	$1,151,661	$1,095,180	$4,827,422	$75,836	$162,157	$6,160,595	$722,099	$5,438,496

The Macerich Company    139

THE MACERICH COMPANY
December 31, 2005
(Dollars in thousands)

Schedule III. Real Estate and Accumulated Depreciation (Continued)

Depreciation of the Company's investment in buildings and improvements reflected in the statements of income are calculated over the estimated useful lives of the asset as follows:

Buildings and improvements	5-40 years
Tenant improvements	life of related lease
Equipment and furnishings	5-7 years

The changes in total real estate assets for the three years ended December 31, 2005 are as follows:

	2003	2004	2005

Balances, beginning of year	$3,251,674	$3,662,359	$4,149,776
Additions	644,236	524,877	2,016,081
Dispositions and retirements	(233,551)	(37,460)	(5,262)

Balances, end of year	$3,662,359	$4,149,776	$6,160,595

The changes in accumulated depreciation for the three years ended December 31, 2005 are as follows:

	2003	2004	2005

Balances, beginning of year	$409,497	$475,634	$575,223
Additions	94,966	104,431	148,116
Dispositions and retirements	(28,829)	(4,842)	(1,240)

Balances, end of year	$475,634	$575,223	$722,099

140     The Macerich Company

PACIFIC PREMIER RETAIL TRUST
December 31, 2005
(Dollars in thousands)

Schedule III. Real Estate and Accumulated Depreciation

	Initial Cost to Trust				Gross Amount at Which Carried at Close of Period
	Land	Building and Improvements	Equipment and Furnishings	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Furniture, Fixtures and Equipment	Construction in Progress	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation

Shopping Centers Entities:
Cascade Mall	$8,200	$32,843	$—	$2,849	$8,200	$35,554	$138	$—	$43,892	$6,593	$37,299
Creekside Crossing	620	2,495	—	206	620	2,701	—	—	3,321	467	2,854
Cross Court Plaza	1,400	5,629	—	373	1,400	6,002	—	—	7,402	1,120	6,282
Kitsap Mall	13,590	56,672	—	2,784	13,486	59,404	156	—	73,046	11,186	61,860
Kitsap Place Mall	1,400	5,627	—	2,888	1,400	8,515	—	—	9,915	1,220	8,695
Lakewood Mall	48,025	112,059	—	43,593	48,025	153,868	1,784	—	203,677	25,673	178,004
Los Cerritos Center	57,000	133,000	—	5,646	57,000	136,729	1,797	120	195,646	23,516	172,130
Northpoint Plaza	1,400	5,627	—	28	1,397	5,657	1	—	7,055	1,004	6,051
Redmond Towne Center	18,381	73,868	—	18,810	17,864	93,040	155	—	111,059	16,192	94,867
Redmond Office	20,676	90,929	—	15,235	20,676	106,164	—	—	126,840	17,094	109,746
Stonewood Mall	30,902	72,104	—	4,941	30,901	76,753	293	—	107,947	12,683	95,264
Washington Square Mall	33,600	135,084	—	58,175	33,600	191,671	1,577	11	226,859	25,593	201,266
Washington Square Too	4,000	16,087	—	194	4,000	16,223	58	—	20,281	2,845	17,436

	$239,194	$742,024	$—	$155,722	$238,569	$892,281	$5,959	$131	$1,136,940	$145,186	$991,754

The Macerich Company    141

PACIFIC PREMIER RETAIL TRUST
December 31, 2005
(Dollars in thousands)

Schedule III. Real Estate and Accumulated Depreciation (Continued)

Depreciation of the Trusts' investment in buildings and improvements reflected in the statement of income are calculated over the estimated useful lives of the asset as follows:

Buildings and improvements	5-39 years
Tenant improvements	life of related lease
Equipment and furnishings	5-7 years

The changes in total real estate assets for the three years ended December 31, 2005 are as follows:

	2003	2004	2005

Balances, beginning of year	$1,059,385	$1,069,573	$1,089,108
Additions	10,188	19,535	47,832
Dispositions and retirements	—	—	—

Balances, end of year	$1,069,573	$1,089,108	$1,136,940

The changes in accumulated depreciation and for the three years ended December 31, 2005 are as follows:

	2003	2004	2005

Balances, beginning of year	$73,694	$96,557	$120,384
Additions	22,863	23,850	24,802
Dispositions and retirements	—	(23)	—

Balances, end of year	$96,557	$120,384	$145,186

142     The Macerich Company

SDG MACERICH PROPERTIES, L.P.
December 31, 2005
(Dollars in thousands)

Schedule III. Real Estate and Accumulated Depreciation

		Initial Cost to Partnership				Gross Book Value at December 31, 2005
Shopping Center(1)	Location	Land	Building and Improvements	Equipment and Furnishings	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements	Equipment and Furnishings	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation

Mesa Mall	Grand Junction, Colorado	$11,155	44,635	—	5,277	11,155	49,797	115	11,441	49,626
Lake Square Mall	Leesburg, Florida	7,348	29,392	—	1,569	7,348	30,845	116	6,522	31,787
South Park Mall	Moline, Illinois	21,341	85,540	—	8,253	21,341	93,282	511	19,782	95,352
Eastland Mall	Evansville, Indiana	28,160	112,642	—	10,791	28,160	122,610	823	26,100	125,493
Lindale Mall	Cedar Rapids, Iowa	12,534	50,151	—	4,550	12,534	54,349	352	11,637	55,598
North Park Mall	Davenport, Iowa	17,210	69,042	—	12,670	17,210	80,890	822	17,453	81,469
South Ridge Mall	Des Moines, Iowa	11,524	46,097	—	7,310	12,501	52,262	168	11,903	53,028
Granite Run Mall	Media, Pennsylvania	26,147	104,671	—	4,039	26,147	108,139	571	22,465	112,392
Rushmore Mall	Rapid City, South Dakota	12,089	50,588	—	4,606	12,089	54,842	352	13,018	54,265
Empire Mall	Sioux Falls, South Dakota	23,706	94,860	—	13,600	23,067	108,811	288	24,850	107,316
Empire East	Sioux Falls, South Dakota	2,073	8,291	—	(424)	1,854	8,072	14	1,608	8,332
Southern Hills Mall	Sioux City, South Dakota	15,697	62,793	—	7,718	15,697	70,455	56	14,609	71,599
Valley Mall	Harrisonburg, Virginia	10,393	41,572	—	11,842	10,346	53,003	458	9,882	53,925

		$199,377	800,274	—	91,801	199,449	887,357	4,646	191,270	900,182

Depreciation and amortization of the Partnership's investment in shopping center properties reflected in the statement of operations are calculated over the estimated useful lives of the assets as follows:

Building and improvements:
Building and building improvements	39 years
Tenant improvements	Shorter of lease term or useful life
Equipment and furnishings	5-7 years
(1)
All of the shopping centers were acquired in 1998 and are encumbered by mortgage notes payable with a carrying value of $626,329 and $629,665 at December 31, 2005 and 2004, respectively.

The Macerich Company    143

SDG MACERICH PROPERTIES, L.P.
December 31, 2005
(Dollars in thousands)

Schedule III. Real Estate and Accumulated Depreciation

The changes in total shopping center properties for the years ended December 31, 2005, 2004 and 2003 are as follows:

Balance at December 31, 2002	$1,053,384
Acquisitions in 2003	—
Additions in 2003	7,924
Disposals and retirements in 2003	(707)

Balance at December 31, 2003	1,060,601
Acquisitions in 2004	—
Additions in 2004	19,832
Disposals and retirements in 2004	(434)

Balance at December 31, 2004	1,079,999
Acquisitions in 2005	—
Additions in 2005	17,551
Disposals and retirements in 2005	(6,098)

Balance at December 31, 2005	$1,091,452

The changes in accumulated depreciation for the years ended December 31, 2005, 2004, and 2003 are as follows:

Balance at December 31, 2002	$111,967
Additions in 2003	26,675
Disposals and retirements in 2003	(448)

Balance at December 31, 2003	138,194

Additions in 2004	27,410
Disposals and retirements in 2004	(66)

Balance at December 31, 2004	165,538
Additions in 2005	27,128
Disposals and retirements in 2005	(1,396)

Balance at December 31, 2005	$191,270

See accompanying report of independent registered public accounting firm.

144     The Macerich Company

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2006.

THE MACERICH COMPANY
By	/s/ ARTHUR M. COPPOLA Arthur M. Coppola President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ ARTHUR M. COPPOLA Arthur M. Coppola	President and Chief Executive Officer and Director	March 9, 2006
/s/ MACE SIEGEL Mace Siegel	Chairman of the Board	March 9, 2006
/s/ DANA K. ANDERSON Dana K. Anderson	Vice Chairman of the Board	March 9, 2006
/s/ EDWARD C. COPPOLA Edward C. Coppola	Senior Executive Vice President and Chief Investment Officer and Director	March 9, 2006
/s/ JAMES COWNIE James Cownie	Director	March 9, 2006
/s/ DIANA LAING Diana Laing	Director	March 9, 2006

The Macerich Company    145

/s/ FREDERICK HUBBELL Frederick Hubbell	Director	March 9, 2006
/s/ STANLEY MOORE Stanley Moore	Director	March 9, 2006
/s/ DR. WILLIAM SEXTON Dr. William Sexton	Director	March 9, 2006
/s/ THOMAS E. O'HERN Thomas E. O'Hern	Executive Vice President, Treasurer and Chief Financial and Accounting Officer	March 9, 2006

146     The Macerich Company

EXHIBIT INDEX

Exhibit Number	Description	Sequentially Numbered Page

2.1**##	Agreement and Plan of Merger among the Company, the Operating Partnership, MACW, Inc., Wilmorite Properties, Inc. and Wilmorite Holdings, L.P. dated as of December 22, 2004.
3.1*	Articles of Amendment and Restatement of the Company
3.1.1**	Articles Supplementary of the Company
3.1.2***	Articles Supplementary of the Company (Series A Preferred Stock)
3.1.3###	Articles Supplementary of the Company (Series C Junior Participating Preferred Stock)
3.1.4*******	Articles Supplementary of the Company (Series D Preferred Stock)
3.1.5******#	Articles Supplementary of the Company (reclassification of shares)
3.2***#	Amended and Restated Bylaws of the Company
4.1*****	Form of Common Stock Certificate
4.2******	Form of Preferred Stock Certificate (Series A Preferred Stock)
4.2.1*****	Form of Preferred Stock/Right Certificate (Series C Junior Participating Preferred Stock)
4.2.2********#	Form of Preferred Stock Certificate (Series D Preferred Stock)
4.3*****
Agreement dated as of November 10, 1998 between the Company and Computershare Investor Services, as successor to EquiServe Trust Company, N.A., as successor to First Chicago Trust Company of New York, as Rights Agent
10.1********	Amended and Restated Limited Partnership Agreement for the Operating Partnership dated as of March 16, 1994
10.1.1****	Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated June 27, 1997
10.1.2******	Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated November 16, 1997
10.1.3******	Fourth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated February 25, 1998
10.1.4******	Fifth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated February 26, 1998

The Macerich Company    147

10.1.5###	Sixth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated June 17, 1998
10.1.6###	Seventh Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated December 23, 1998
10.1.7#######	Eighth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated November 9, 2000
10.1.8*******	Ninth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated July 26, 2002
10.1.9**###	Tenth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership
10.2********	Employment Agreement between the Company and Mace Siegel dated as of March 16, 1994
10.2.1********	List of Omitted Employment Agreements
10.2.2******	Employment Agreement between Macerich Management Company and Larry Sidwell dated as of February 11, 1997
10.3******	Amended and Restated 1994 Incentive Plan
10.3.1########	Amendment to the Amended and Restated 1994 Incentive Plan dated as of March 31, 2001
10.3.2*******#	Amendment to the Amended and Restated 1994 Incentive Plan (October 29, 2003)
10.3.3####	1999 Cash Bonus/Restricted Stock Program and Stock Unit Program under the Amended and Restated 1994 Incentive Plan (including the forms of the Award Agreements)
10.4#	1994 Eligible Directors' Stock Option Plan
10.4.1*******#	Amendment to 1994 Eligible Directors Stock Option Plan (October 29, 2003)
10.5*******#	Amended and Restated Deferred Compensation Plan for Executives (2003)
10.5.1**##	2005 Deferred Compensation Plan for Executives
10.6*******#	Amended and Restated Deferred Compensation Plan for Senior Executives (2003)
10.6.1**##	2005 Deferred Compensation Plan for Senior Executives

148     The Macerich Company

10.7**##	Eligible Directors' Deferred Compensation/Phantom Stock Plan (as amended and restated as of January 1, 2005)
10.8********	Executive Officer Salary Deferral Plan
10.8.1*******#	Amendment Nos. 1 and 2 to Executive Officer Salary Deferral Plan
10.8.2**##	Amendment No. 3 to Executive Officer Salary Deferral Plan
10.9********	Registration Rights Agreement, dated as of March 16, 1994, between the Company and The Northwestern Mutual Life Insurance Company
10.10********	Registration Rights Agreement, dated as of March 16, 1994, among the Company and Mace Siegel, Dana K. Anderson, Arthur M. Coppola and Edward C. Coppola
10.11********	Registration Rights Agreement, dated as of March 16, 1994, among the Company, Richard M. Cohen and MRII Associates
10.12******	Registration Rights Agreement dated as of February 25, 1998 between the Company and Security Capital Preferred Growth Incorporated
10.13********	Incidental Registration Rights Agreement dated March 16, 1994
10.14******	Incidental Registration Rights Agreement dated as of July 21, 1994
10.15******	Incidental Registration Rights Agreement dated as of August 15, 1995
10.16******	Incidental Registration Rights Agreement dated as of December 21, 1995
10.17******	List of Omitted Incidental/Demand Registration Rights Agreements
10.18###	Redemption, Registration Rights and Lock-Up Agreement dated as of July 24, 1998 between the Company and Harry S. Newman, Jr. and LeRoy H. Brettin
10.19********	Indemnification Agreement, dated as of March 16, 1994, between the Company and Mace Siegel
10.19.1********	List of Omitted Indemnification Agreements
10.20*******	Form of Registration Rights Agreement with Series D Preferred Unit Holders
10.20.1*******	List of Omitted Registration Rights Agreements

The Macerich Company    149

10.21**###
$650,000,000 Interim Loan Facility and $450,000,000 Term Loan Facility Credit Agreement dated as of April 25, 2005 among the Operating Partnership, the Company, Macerich WRLP Corp., Macerich WRLP LLC, Macerich WRLP II Corp., Macerich WRLP II LP, Macerich TWC II Corp., Macerich TWC II LLC, Macerich Walleye LLC, IMI Walleye LLC, Walleye Retail Investments LLC, Deutsche Bank Trust Company Americas and various lenders
10.22**###
$1,000,000,000 Amended and Restated Revolving Loan Facility Credit Agreement dated as of April 25, 2005 among the Operating Partnership, the Company, Macerich WRLP Corp., Macerich WRLP LLC, Macerich WRLP II Corp., Macerich WRLP II LP, Macerich TWC II Corp., Macerich TWC II LLC, Macerich Walleye LLC, IMI Walleye LLC, Walleye Retail Investments LLC, Deutsche Bank Trust Company Americas and various lenders
10.22.1**###
Amended and Restated $250,000,000 Term Loan Facility Credit Agreement dated as of April 25, 2005 among the Operating Partnership, the Company, Macerich WRLP Corp., Macerich WRLP LLC, Macerich WRLP II Corp., Macerich WRLP II LP, Macerich TWC II Corp., Macerich TWC II LLC, Macerich Walleye LLC, IMI Walleye LLC, Walleye Retail Investments LLC, Deutsche Bank Trust Company Americas and various lenders
10.23##	Form of Incidental Registration Rights Agreement between the Company and various investors dated as of July 26, 2002
10.23.1##	List of Omitted Incidental Registration Rights Agreements
10.24*#	Tax Matters Agreement dated as of July 26, 2002 between The Macerich Partnership L.P. and the Protected Partners
10.24.1**###	Tax Matters Agreement (Wilmorite)
10.25#######	2000 Incentive Plan effective as of November 9, 2000 (including 2000 Cash Bonus/Restricted Stock Program and Stock Unit Program and Award Agreements)
10.25.1########	Amendment to the 2000 Incentive Plan dated March 31, 2001
10.25.2*******#	Amendment to 2000 Incentive Plan (October 29, 2003)
10.26#######	Form of Stock Option Agreements under the 2000 Incentive Plan
10.27****#	2003 Equity Incentive Plan
10.27.1*******#	Amendment to 2003 Equity Incentive Plan (October 29, 2003)

150     The Macerich Company

10.27.2****#	2003 Cash Bonus/Restricted Stock and Stock Unit Award Program under the 2003 Equity Incentive Plan
10.28*****#	Form of Restricted Stock Award Agreement under 2003 Equity Incentive Plan
10.29*****#	Form of Stock Unit Award Agreement under 2003 Equity Incentive Plan
10.30*****#	Form of Employee Stock Option Agreement under 2003 Equity Incentive Plan
10.31*****#	Form of Non-Qualified Stock Option Grant under 2003 Equity Incentive Plan
10.32***#	Form of Restricted Stock Award Agreement for Non-Management Directors
10.33****#	Employee Stock Purchase Plan
10.33.1*****#	Amendment 2003-1 to Employee Stock Purchase Plan (October 29, 2003)
10.34**#	Management Continuity Agreement dated March 15, 2002 between David Contis and the Company
10.34.1**#	List of Omitted Management Continuity Agreements
10.35*******#	Indemnification Agreement between the Company and Mace Siegel dated October 29, 2003
10.35.1*******#	List of Omitted Indemnification Agreements
10.36*******#
Registration Rights Agreement dated as of December 18, 2003 by the Operating Partnership, the Company and Taubman Realty Group Limited Partnership (Registration rights assigned by Taubman to three assignees).
10.37******	Partnership Agreement of S.M. Portfolio Ltd. Partnership
10.38**###	2005 Amended and Restated Agreement of Limited Partnership of MACWH, LP dated as of April 25, 2005
10.39**###	Registration Rights Agreement dated as of April 25, 2005 among the Company and the persons named on Exhibit A thereto
10.40**####	Description of Director and Executive Compensation Arrangements
21.1	List of Subsidiaries

The Macerich Company    151

23.1	Consent of Independent Registered Public Accounting Firm (Deloitte and Touche LLC)
23.2	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP)
23.3	Consent of Independent Registered Public Accounting Firm (KPMG LLP)
31.1	Section 302 Certification of Arthur Coppola, Chief Executive Officer
31.2	Section 302 Certification of Thomas O'Hern, Chief Financial Officer
32.1	Section 906 Certifications of Arthur Coppola and Thomas O'Hern

*	Previously filed as an exhibit to the Company's Registration Statement on Form S-11, as amended (No. 33-68964), and incorporated herein by reference.
**	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date May 30, 1995, and incorporated herein by reference.
***	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date February 25, 1998, and incorporated herein by reference.
****	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date June 20, 1997, and incorporated herein by reference.
*****	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date November 10, 1998, as amended, and incorporated herein by reference.
******	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.
*******	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date July 26, 2002 and incorporated herein by reference.
********	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
#	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference.
##	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 2002, and incorporated herein by reference.
###	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.
####	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.

152     The Macerich Company

#####	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, and incorporated herein by reference.
######	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.
#######	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.
########	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference.
*#	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.
**#	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
***#	Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
****#	Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference.
*****#	Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.
******#	Previously filed as an Exhibit to the Company's Registration Statement on Form S-3, as amended (No. 333-88718), and incorporated herein by reference.
*******#	Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
********#	Previously filed as an Exhibit to the Company's Registration Statement on Form S-3 (No. 333-107063), and incorporated herein by reference.
**##	Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
**###	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date April 25, 2005, and incorporated herein by reference.
**####	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date January 26, 2006, and incorporated herein by reference.

The Macerich Company    153

QuickLinks

Part I
Item 1. Business
The Shopping Center Industry
Business of the Company
Item 1A. Risk Factors
Item 1B. Unresolved Staff Comments
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Securities Holders
Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Overview and Summary
Critical Accounting Policies
Comparison of Years Ended December 31, 2005 and 2004
Comparison of Years Ended December 31, 2004 and 2003
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9B. Other Information
Part III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services
Part IV
Item 15. Exhibits and Financial Statement Schedules
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures
Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures and Macerich Management Company
Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures and Macerich Management Company (Continued)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT AUDITORS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
SIGNATURES
EXHIBIT INDEX