Form 10-Q
period 2006-03-31
MACERICH CO
filed 2006-05-09
CIK 912242

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

YES  ☒           NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒           Accelerated filer ☐       Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐           NO  ☒

Number of shares outstanding of the registrant’s common stock, as of May 8, 2006 Common Stock, par value $.01 per share: 71,787,675 shares

THE MACERICH COMPANY

FORM 10-Q

INDEX

Part I	Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets of the Company as of March 31, 2006 and December 31, 2005

Consolidated Statements of Operations of the Company for the three months ended March 31, 2006 and 2005

Consolidated Statement of Common Stockholders’ Equity of the Company for the three months ended March 31, 2006

Consolidated Statements of Cash Flows of the Company for three months ended March 31, 2006 and 2005

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II	Other Information

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signature

THE MACERICH COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS:
Property, net	$5,671,809	$5,438,496
Cash and cash equivalents	66,808	155,113
Restricted cash	58,515	54,659
Tenant receivables, net	80,851	89,165
Deferred charges and other assets, net	346,152	360,217
Loans to unconsolidated joint ventures	1,187	1,415
Due from affiliates	4,454	4,258
Investments in unconsolidated joint ventures	1,074,590	1,075,621
Total assets	$7,304,366	$7,178,944

LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS’ EQUITY:
Mortgage notes payable:
Related parties	$153,716	$154,531
Others	3,184,682	3,088,199
Total	3,338,398	3,242,730
Bank notes payable	1,524,000	2,182,000
Accounts payable and accrued expenses	71,030	75,121
Other accrued liabilities	202,915	226,985
Preferred stock dividend payable	5,970	5,970
Total liabilities	5,142,313	5,732,806
Minority interest	366,779	284,809
Commitments and contingencies
Class A participating convertible preferred units	213,786	213,786
Class A non-participating convertible preferred units	21,501	21,501
Series A cumulative convertible redeemable preferred stock, $.01 par value, 3,627,131 shares authorized, issued and outstanding at March 31, 2006 and December 31, 2005	98,934	98,934
Common stockholders’ equity:
Common stock, $.01 par value, 145,000,000 shares authorized, 71,357,903 and 59,941,552 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	716	599
Additional paid-in capital	1,703,391	1,050,891
Accumulated deficit	(250,057)	(209,005)
Accumulated other comprehensive income	7,003	87
Unamortized restricted stock	—	(15,464)
Total common stockholders’ equity	1,461,053	827,108
Total liabilities, preferred stock and common stockholders’ equity	$7,304,366	$7,178,944

The accompanying notes are an integral part of these financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
Revenues:
Minimum rents	$129,763	$91,273
Percentage rents	2,929	2,770
Tenant recoveries	65,912	44,827
Management Companies	7,257	5,277
Other	6,795	5,026
Total revenues	212,656	149,173
Expenses:
Shopping center and operating expenses	66,461	47,012
Management Companies’ operating expenses	14,714	11,047
REIT general and administrative expenses	3,698	2,652
	84,873	60,711
Interest expense:
Related parties	2,698	2,032
Others	68,452	39,925
Total interest expense	71,150	41,957
Depreciation and amortization	61,949	36,159
Equity in income of unconsolidated joint ventures	21,016	11,246
Income tax benefit	533	509
(Loss) gain on sale of assets	(502)	1,308
Loss on early extinguishment of debt	(1,782)	—
Income from continuing operations	13,949	23,409
Discontinued operations:
Gain on sale of assets	—	297
Income from discontinued operations	934	991
Total from discontinued operations	934	1,288
Income before minority interest	14,883	24,697
Less: Minority interest	1,460	4,199
Net income	13,423	20,498
Less: preferred dividends	5,970	2,358
Net income available to common stockholders	$7,453	$18,140

Earnings per common share - basic:
Income from continuing operations	$0.10	$0.29
Discontinued operations	0.01	0.02
Net income per share available to common stockholders	$0.11	$0.31

Earnings per common share - diluted:
Income from continuing operations	$0.10	$0.28
Discontinued operations	0.01	0.02
Net income per share available to common stockholders	$0.11	$0.30

Weighted average number of common shares outstanding:
Basic	68,738,000	58,865,000
Diluted	82,518,000	73,284,000

The accompanying notes are an integral part of these financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

(Unaudited)

					Accumulated		Total
	Common Stock		Additional		Other	Unamortized	Common
		Par	Paid-in	Accumulated	Comprehensive	Restricted	Stockholders’
	Shares	Value	Capital	Deficit	Income	Stock	Equity
Balance December 31, 2005	59,941,552	$599	$1,050,891	$(209,005)	$87	$(15,464)	$827,108
Comprehensive income:
Net income	—	—	—	13,423	—	—	13,423
Reclassification of deferred losses	—	—	—	—	332	—	332
Interest rate swap/cap agreements	—	—	—	—	6,584	—	6,584
Total comprehensive income	—	—	—	13,423	6,916	—	20,339
Amortization of share-based plans	279,904	4	3,328	—	—	—	3,332
Exercise of stock options	4,277	—	26	—	—	—	26
Common stock offering, gross	10,952,381	110	761,080	—	—	—	761,190
Underwriting and offering costs	—	—	(14,702)	—	—	—	(14,702)
Distributions paid ($0.68) per share	—	—	—	(48,505)	—	—	(48,505)
Preferred dividends	—	—	—	(5,970)	—	—	(5,970)
Conversion of Operating Partnership Units	179,789	3	7,051	—	—	—	7,054
Change in accounting principle due to adoption of SFAS No. 123 (R)	—	—	(15,464)	—	—	15,464	—
Reclassification upon adoption of SFAS No. 123 (R)	—	—	6,000	—	—	—	6,000
Adjustment to reflect minority interest on a pro rata basis per period end ownership percentage of Operating Partnership units	—	—	(94,819)	—	—		(94,819)
Balance March 31, 2006	71,357,903	$716	$1,703,391	$(250,057)	$7,003	$—	$1,461,053

The accompanying notes are an integral part of these financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income available to common stockholders	$7,453	$18,140
Preferred dividends	5,970	2,358
Net income	13,423	20,498
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt	1,782	—
Loss (gain) on sale of assets	502	(1,308)
Discontinued operations gain on sale of assets	—	(297)
Depreciation and amortization	63,537	37,653
Amortization of net premium on mortgage notes payable	(3,333)	(681)
Amortization of share-based plans	2,479	1,625
Minority interest	1,460	4,199
Equity in income of unconsolidated joint ventures	(21,016)	(11,246)
Distributions of income from unconsolidated joint ventures	772	630
Changes in assets and liabilities, net of acquisitions:
Tenant receivables, net	8,337	6,044
Other assets	4,102	5,176
Accounts payable and accrued expenses	(10,203)	2,538
Due from affiliates	(196)	(2,633)
Other accrued liabilities	(10,055)	(2,145)
Net cash provided by operating activities	51,591	60,053
Cash flows from investing activities:
Acquisitions of property and property improvements	(262,672)	(30,831)
Issuance of note receivable	(10,000)	—
Deferred leasing charges	(6,533)	(3,691)
Distributions from unconsolidated joint ventures	24,199	13,598
Contributions to unconsolidated joint ventures	(2,871)	(26,472)
Acquisitions of unconsolidated joint ventures	—	(32,479)
Repayments from (loans to) unconsolidated joint ventures	228	(154)
Proceeds from sale of assets	155	6,945
Restricted cash	(3,856)	(4,134)
Net cash used in investing activities	(261,350)	(77,218)
Cash flows from financing activities:
Proceeds from mortgages and bank notes payable	312,845	234,300
Payments on mortgages and bank notes payable	(871,844)	(186,574)
Deferred financing costs	(900)	(77)
Proceeds from exercise of common stock options	26	—
Net proceeds from stock offering	746,809	—
Dividends and distributions	(59,512)	(47,152)
Dividends to preferred stockholders / preferred unitholders	(5,970)	(2,358)
Net cash provided by (used in) financing activities	121,454	(1,861)
Net decrease in cash	(88,305)	(19,026)
Cash and cash equivalents, beginning of period	155,113	72,114
Cash and cash equivalents, end of period	$66,808	$53,088
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$79,215	$41,663
Non-cash transactions:
Reclassification from other accrued liabilities to additional paid-in capital upon adoption of SFAS No. 123 (R)	$6,000	$—

The accompanying notes are an integral part of these financial statements.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

1.              Organization:

The Macerich Company (“Company”) is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community shopping centers located throughout the United States.  The Company was organized as a Maryland corporation in September 1993.

The Company is the sole general partner of, and owns or has a majority of the ownership interests in The Macerich Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”).  As of March 31, 2006, the Operating Partnership owned or had an ownership interest in 76 regional shopping centers, 20 community shopping centers and two development properties aggregating approximately 80 million square feet of gross leasable area (“GLA”).  These 98 regional, community and development shopping centers are referred to hereinafter as the “Centers”, unless the context otherwise requires.

The Company is a self-administered and self-managed real estate investment trust (“REIT”) and conducts all of its operations through the Operating Partnership and the Company’s management companies, Macerich Property Management Company, LLC, a Delaware limited liability company, Macerich Management Company, a California corporation (“MMC”), Westcor Partners, LLC, a Arizona limited liability company, Macerich Westcor Management LLC, a Delaware limited liability company and Westcor Partners of Colorado, LLC, a Colorado limited liability company.  As part of the Wilmorite closing (See Note 11- Acquisitions), the Company acquired MACW Mall Management, Inc., a New York corporation and MACW Property Management, LLC, a New York limited liability company.  These two management companies are collectively referred to herein as the “Wilmorite Management Companies.”  The three Westcor management companies are collectively referred to herein as the “Westcor Management Companies.”  All seven of the management companies are collectively referred to herein as the “Management Companies”.

The Company was organized to qualify as a REIT under the Internal Revenue Code of 1986, as amended.  As of March 31, 2006, the 16% limited partnership interest of the Operating Partnership not owned by the Company is reflected in these financial statements as minority interest.

2.              Basis of Presentation:

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  They do not include all of the information and footnotes required by GAAP for complete financial statements and have not been audited by independent public accountants.

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

The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The accompanying consolidated balance sheet as of December 31, 2005 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

A reclassification has been made to the Consolidated Statements of Cash Flows for the three months ended March 31, 2005 to reclassify $630 of distributions from unconsolidated joint ventures from net cash used in investing activities to net cash provided by operating activities as distributions of income from unconsolidated joint ventures.

All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Accounting for the Impairment or Disposal of Long-Lived Assets:

On January 5, 2005, the Company sold Arizona Lifestyle Galleries for $4,300.  The sale of this property resulted in a gain on sale of $297 and the impact on the results for the three months ended March 31, 2005 was insignificant.

The results of Crossroads Mall in Oklahoma for the three months ended March 31, 2006 and 2005 have been reclassified to discontinued operations. The Company has identified this asset for disposition. Total revenues associated with Crossroads Mall were approximately $2,910 and $2,836 for the three months ended March 31, 2006 and 2005, respectively.

The results of Scottsdale/101 Associates for the three months ended March 31, 2006 and 2005 have been reclassified to discontinued operations. During the three months ended March 31, 2006, the Company identified this asset for disposition. Total revenues associated with Scottsdale/101 Associates were approximately $2,597 and $2,208 for the three months ended March 31, 2006 and 2005, respectively.

Recent Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised), “Share-Based Payment” SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. The Company adopted this statement at January 1, 2006. See Note 14 – Share-Based Plans, for the impact of the adoption of SFAS No. 123 (R) on the results of operations.

In March 2005, FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations - an interpretation of SFAS No. 143.”  FIN No. 47, requires that a liability be recognized for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. As a result of the Company’s evaluation of FIN No. 47, the Company recorded an additional liability of $615 in 2005. As of March 31, 2006 and December 31, 2005, the Company’s liability for retirement obligations was $535 and $1,163, respectively.

In June 2005, a consensus was reached by FASB related to Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, controls a Limited Partnership or Similar Entity When the Limited Partners have Certain Rights.”  Effective for general partners of all new limited partnerships and for existing limited partnerships for which the partnership agreements are modified, the guidance in this Issue became effective after June 29, 2005.  For general partners in all other limited partnerships, the guidance in this Issue will become effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005, and provides that application of either one of two transition methods described in the Issue would be acceptable.  The adoption of this Issue did not have a material effect on the Company’s results of operations or financial condition.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 140.” This statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. The Company is required to adopt SFAS No. 155 for fiscal year 2007 and does not expect its adoption to have a material effect on the Company’s results of operations or financial condition.

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

Derivative Instruments and Hedging Activities

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the Company recognizes all derivatives in the consolidated financial statements and measures the derivatives at fair value. The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk. The Company requires that hedging derivative instruments are effective in reducing the risk exposure that they are designated to hedge. For derivative instruments associated with the hedge of an anticipated transaction, hedge effectiveness criteria also requires that it be probable that the underlying transaction occurs. Any instrument that meets these cash flow hedging criteria, and other criteria required by SFAS No. 133, is formally designated as a hedge at the inception of the derivative contract. The Company designs its hedges to be perfectly effective. When the terms of an underlying transaction are modified resulting in some ineffectiveness, the portion of the change in the derivative fair value related to the ineffectiveness from period to period will be included in net income. If any derivative instrument used for risk management does not meet the hedging criteria, it is marked-to-market each period in the consolidated statements of operations. As of March 31, 2006, four of the Company’s seven derivative instruments were designated as cash flow hedges.

On an ongoing quarterly basis, the Company adjusts its balance sheet to reflect the current fair value of its derivatives. Changes in the fair value of derivatives are recorded each period in income or comprehensive income, depending on whether the derivative is designated and effective as part of a hedged transaction. To the extent that the change in value of a derivative does not perfectly offset the change in value of the instrument being hedged, the ineffective portion of the hedge is immediately recognized in income. There were no ineffective portions during the three months ended March 31, 2006 and 2005.  Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to income. This reclassification occurs when the hedged items are also recognized in income. The Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.

To determine the fair value of derivative instruments, the Company uses standard market conventions and techniques such as discounted cash flow analysis, option pricing models, and termination cost at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

As of March 31, 2006 and December 31, 2005, the Company had $2,430 and $2,762, respectively, reflected in other comprehensive income related to treasury rate locks settled in prior years. The Company reclassified $332 and $330 for the three months ended March 31, 2006 and 2005, respectively, related to treasury rate lock transactions settled in prior years from accumulated other comprehensive income to earnings. It is anticipated that an additional $996 will be reclassified during the remainder of 2006.

Interest rate swap and cap agreements are purchased by the Company from third parties to hedge the risk of interest rate increases on some of the Company’s floating rate debt. Payments received as a result of these agreements are recorded as a reduction of interest expense. The fair value of these agreements are included in deferred charges and other assets. The fair value of these agreements will vary with fluctuations in interest rates and will either be recorded in income or other comprehensive income depending on its effectiveness. The Company will be exposed to credit loss in the event of nonperformance by the counter parties to the financial instruments; however, management does not anticipate nonperformance by the counter parties. Additionally, the Company recorded other comprehensive income of $6,584 and $268 related to the marking-to-market of interest rate swap/cap agreements for the three months ended March 31, 2006 and 2005, respectively.  The interest rate caps and interest rate swap transactions are described below.

The $450,000 term loan (See Note 7 – Bank Notes Payable) has an interest rate swap agreement which effectively fixes the interest rate at 6.30% from December 1, 2005 to April 15, 2010. The fair value of the swap at March 31, 2006 and December 31, 2005 was $5,555 and ($927), respectively.

The Company has an interest rate cap from July 9, 2004 to August 9, 2007 with a notional amount of $30,000 on its loan at La Cumbre Plaza (See Note 6 – Mortgage Notes Payable). This interest rate cap prevents the LIBOR rate from exceeding 7.12%. The fair value of this cap agreement at March 31, 2006 and December 31, 2005 was zero.

The Company has an interest cap agreement from September 9, 2005 to December 15, 2007 with a notional amount of $72,000 on its Greece Ridge loan (See Note 6 – Mortgage Notes Payable). This interest rate cap prevents the LIBOR rate from exceeding 6.625% through September 15, 2006 and 7.95% through December 15, 2007. The fair value of the cap agreement at March 31, 2006 and December 31, 2005 was zero.

The Company has an interest cap agreement from February 2, 2006 to March 1, 2008 with a notional amount of $50,000 on its Panorama loan (See Note 6 – Mortgage Notes Payable). This interest rate cap prevents the LIBOR rate from exceeding 6.65%. The fair value of the cap agreement at March 31, 2006 was $9.

The Company has three interest rate cap agreements that are stand-alone derivative instruments and do not qualify for hedge accounting under SFAS No. 133.

Earnings per Share (“EPS”):

The computation of basic earnings per share is based on net income and the weighted average number of common shares outstanding for the three months ended March 31, 2006 and 2005.  The computation of diluted earnings per share includes the effect of dilutive securities calculated using the treasury stock method.  The OP units not held by the Company have been included in the diluted EPS since they may be redeemable on a one-for-one basis, at the Company’s option.

The following table computes the basic and diluted earnings per share calculation (dollars and shares in thousands):

	For the Three Months Ended March 31,
	2006			2005
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Net income	$13,423			$20,498
Less: Preferred dividends (1)	5,970			2,358

Basic EPS:
Net income available to common stockholders	7,453	68,738	$0.11	18,140	58,865	$0.31

Diluted EPS:
Conversion of OP units	1,460	13,485		4,199	14,075
Employee stock options	—	295		—	344
Net income available to common stockholders	$8,913	82,518	$0.11	$22,339	73,284	$0.30

(1) During the three months ended March 31, 2006, the preferred dividends include $3,503 of convertible preferred units (See Note 11 – Acquisitions).

The minority interest as reflected in the Company’s consolidated statements of operations has been allocated for EPS calculations as follows:

	For the Three Months Ended
	2006	2005
Income from continuing operations	$1,307	$3,953
Discontinued operations:
Gain on sale of assets	—	57
Income from discontinued operations	153	189
	$1,460	$4,199

3.              Investments in Unconsolidated Joint Ventures:

The following are the Company’s investments in unconsolidated joint ventures.  The Operating Partnership’s interest in each joint venture property as of March 31, 2006 is as follows:

Joint Venture	Partnership’s Ownership %
SDG Macerich Properties, L.P.	50.0%

Pacific Premier Retail Trust	51.0%

Westcor Joint Ventures:
Camelback Colonnade SPE LLC	75.0%
Chandler Festival SPE, LLC	50.0%
Chandler Gateway SPE LLC	50.0%
Chandler Village Center, LLC	50.0%
Coolidge Holding LLC	37.5%
Desert Sky Mall—Tenants in Common	50.0%
East Mesa Land, L.L.C.	50.0%
East Mesa Mall, L.L.C.—Superstition Springs Center	33.3%
Jaren Associates #4	12.5%
New River Associates—Arrowhead Towne Center	33.3%
Propcor Associates	25.0%
Propcor II Associates, LLC—Boulevard Shops	50.0%
Russ Lyon Realty/Westcor Venture I	50.0%
SanTan Village Phase 2 LLC	37.5%
Scottsdale Fashion Square Partnership	50.0%
Westcor/Gilbert, L.L.C.	50.0%
Westcor/Goodyear, L.L.C.	50.0%
Westcor/Queen Creek LLC	37.5%
Westcor/Queen Creek Commercial LLC	37.5%
Westcor/Queen Creek Medical LLC	37.5%
Westcor/Queen Creek Residential LLC	37.5%
Westcor/Surprise LLC	33.3%
Westlinc Associates—Hilton Village	50.0%
Westpen Associates	50.0%

Other Joint Ventures:
Biltmore Shopping Center Partners LLC	50.0%
Corte Madera Village, LLC	50.1%
Macerich Northwestern Associates	50.0%
MetroRising AMS Holding LLC	15.0%
NorthPark Land Partners, LP	50.0%
NorthPark Partners, LP	50.0%
PHXAZ/Kierland Commons, L.L.C.	24.5%
Tysons Corner Holdings LLC	50.0%
Tysons Corner Property Holdings LLC	50.0%
Tysons Corner LLC	50.0%
Tysons Corner Property Holdings II LLC	50.0%
Tysons Corner Property LLC	50.0%
West Acres Development, LLP	19.0%
W.M. Inland, L.L.C.	50.0%
WM Ridgmar, L.P.	50.0%

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

On January 21, 2005, the Company formed a 50/50 joint venture with a private investment company. The joint venture acquired a 49% interest in Kierland Commons, a 437,000 square foot mixed use center in Phoenix, Arizona. The joint venture’s purchase price for the interest in the center was $49,000. The Company assumed its share of the underlying property debt and funded the remainder of its share of the purchase price with cash and borrowings under the Company’s line of credit.  The results of Kierland Commons are included below for the period subsequent to its date of acquisition.

On April 8, 2005, the Company in a 50/50 joint venture with an affiliate of Walton Street Capital, LLC, acquired Ridgmar Mall, a 1.3 million square foot super-regional mall in Fort Worth, Texas.  The total purchase price was $71,075 and concurrently with the transaction, the joint venture placed a $57,400 fixed rate loan of 6.0725% on the property.  The balance of the Company’s pro rata share, $6,838, of the purchase price was funded by borrowings under the Company’s line of credit.  The results of Ridgmar Mall are included below for the period subsequent to its date of acquisition.

On April 25, 2005, as part of the Wilmorite acquisition (See Note 11 – Acquisitions), the Company became a 50% joint venture partner in Tysons Corner, a 2.2 million super-regional mall in McLean, Virginia.  The results of Tysons Corner below are included for the period subsequent to its date of acquisition.

Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.

Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures

	March 31, 2006	December 31, 2005
Assets:
Properties, net	$4,090,096	$4,127,540
Other assets	412,675	333,022
Total assets	$4,502,771	$4,460,562

Liabilities and partners’ capital:
Mortgage notes payable(1)	$3,125,225	$3,077,018
Other liabilities	159,527	169,253
The Company’s capital(2)	618,947	618,803
Outside partners’ capital	599,072	595,488
Total liabilities and partners’ capital	$4,502,771	$4,460,562

(1)       Certain joint ventures have debt that could become recourse debt to the Company should the joint venture be unable to discharge the obligations of the related debt. As of March 31, 2006 and December 31, 2005, the total amount of debt that could recourse to the Company was $10,189 and $21,630, respectively.

(2)       The Company’s investment in unconsolidated joint ventures was $455,643 and $456,818 more than the underlying equity as reflected in the joint ventures’ financial statements as of March 31, 2006 and December 31, 2005, respectively. This represents the difference between the cost of the investment and the book value of the underlying equity of the joint venture. The Company is amortizing this difference into income on a straight-line basis, consistent with the depreciable lives on property. The depreciation and amortization was $3,583 and $3,436 for the three months ended March 31, 2006 and 2005, respectively.

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures

	SDG Macerich Properties	Pacific Premier Retail Trust	Westcor Joint Ventures	Other Joint Ventures	Total
Three Months Ended March 31, 2006
Revenues:
Minimum rents	$24,024	$31,377	$24,822	$39,563	$119,786
Percentage rents	1,109	1,637	922	1,728	5,396
Tenant recoveries	11,620	11,509	10,510	23,908	57,547
Other	797	862	1,561	4,228	7,448
Total revenues	37,550	45,385	37,815	69,427	190,177
Expenses:
Shopping center and operating expenses	14,616	12,071	11,152	24,317	62,156
Interest expense	9,170	12,824	8,664	12,169	42,827
Depreciation and amortization	7,367	7,157	7,241	14,557	36,322
Total operating expenses	31,153	32,052	27,057	51,043	141,305
Net income	$6,397	$13,333	$10,758	$18,384	$48,872
Company’s equity in net income	$3,198	$6,713	$3,996	$7,109	$21,016

Three Months Ended March 31, 2005
Revenues:
Minimum rents	$22,956	$28,570	$21,616	$20,051	$93,193
Percentage rents	1,205	1,279	553	884	3,921
Tenant recoveries	11,091	10,419	9,303	9,504	40,317
Other	1,420	925	1,034	2,503	5,882
Total revenues	36,672	41,193	32,506	32,942	143,313
Expenses:
Shopping center and operating expenses	14,635	11,736	10,480	13,438	50,289
Interest expense	8,604	11,296	8,392	8,256	36,548
Depreciation and amortization	7,189	6,814	9,606	6,115	29,724
Total operating expenses	30,428	29,846	28,478	27,809	116,561
Gain on sale of assets	—	—	880	—	880
Net income	$6,244	$11,347	$4,908	$5,133	$27,632
Company’s equity in net income	$3,122	$5,786	$109	$2,229	$11,246

Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company. Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life (“NML”) of $136,514 and $137,954 as of March 31, 2006 and December 31, 2005, respectively. NML is considered a related party because they are a joint venture partner with the Company in Macerich Northwestern Associates. Interest expense incurred on these borrowings amounted to $2,276 and $2,348 for the three months ended March 31, 2006 and 2005 respectively.

4.              Property:

Property consists of the following:

	March 31, 2006	December 31, 2005
Land	$1,181,079	$1,095,180
Building improvements	4,765,373	4,604,803
Tenant improvements	225,020	222,619
Equipment and furnishings	78,274	75,836
Construction in progress	186,214	162,157
	6,435,960	6,160,595
Less accumulated depreciation	(764,151)	(722,099)
	$5,671,809	$5,438,496

The Company had a loss of $623 from the sale of assets and a $121 gain from the sale of land, during the three months ended March 31, 2006 and a gain on sale of land of $1,308 for the three months ended March 31, 2005.

5.              Deferred Charges And Other Assets:

Deferred charges and other assets are summarized as follows:

	March 31, 2006	December 31, 2005
Leasing	$123,915	$117,060
Financing	37,527	39,323
Intangible assets resulting from SFAS No. 141 allocations:
In-place lease values	214,723	218,488
Leasing commissions and legal costs	35,896	36,732
	412,061	411,603
Less accumulated amortization	(160,217)	(142,747)
	251,844	268,856
Other assets	94,308	91,361
	$346,152	$360,217

Additionally, as it relates to SFAS No. 141, a deferred credit representing the allocated value to below market leases of $77,858 and $84,241 is recorded in “Other accrued liabilities” of the Company, as of March 31, 2006 and December 31, 2005, respectively. Included in “Other assets” of the Company is an allocated value of above market leases of $29,845 and $28,660, as of March 31, 2006 and December 31, 2005, respectively. Accordingly, the allocated values of below and above market leases will be amortized into minimum rents on a straight-line basis over the individual remaining lease terms.

6.     Mortgage Notes Payable:

Mortgage notes payable consist of the following:

	Carrying Amount of Mortgage Notes (a)					Monthly
	March 31, 2006		December 31, 2005		Interest	Payment	Maturity
Property Pledged as Collateral	Other	Related Party	Other	Related Party	Rate	Term (b)	Date
Borgata	$15,284	$—	$15,422	$—	5.39%	$115	2007
Capitola Mall	—	42,180	—	42,573	7.13%	380	2011
Carmel Plaza	26,963	—	27,064	—	8.18%	202	2009
Chandler Fashion Center	175,131		175,853	—	5.48%	1,043	2012
Chesterfield Towne Center (c)	58,162	—	58,483	—	9.07%	548	2024
Citadel, The	63,587	—	64,069	—	7.20%	544	2008
Danbury Fair Mall	187,557	—	189,137	—	4.64%	1,225	2011
Eastview Commons	9,336	—	9,411	—	5.46%	66	2010
Eastview Mall	104,198	—	104,654	—	5.10%	592	2014
Fiesta Mall	84,000	—	84,000	—	4.88%	346	2015
Flagstaff Mall	37,000	—	37,000	—	4.97%	155	2015
FlatIron Crossing	193,417	—	194,188	—	5.23%	1,102	2013
Freehold Raceway Mall	187,721	—	189,161	—	4.68%	1,184	2011
Fresno Fashion Fair	65,291	—	65,535	—	6.52%	437	2008
Great Northern Mall	41,414	—	41,575	—	5.19%	224	2013
Greece Ridge Center (d)	72,000	—	72,012	—	5.40%	305	2007
Greeley Mall	28,704	—	28,849	—	6.18%	197	2013
La Cumbre Plaza (e)	30,000	—	30,000	—	5.45%	133	2007
La Encantada (f)	51,000	—	45,905	—	6.29%	248	2008
Marketplace Mall	41,282	—	41,545	—	5.30%	267	2017
Northridge Mall (g)	83,515	—	83,840	—	4.84%	453	2009
Northwest Arkansas Mall	54,052	—	54,442	—	7.33%	434	2009
Oaks, The (h)	108,000	—	108,000		5.60%	487	2006
Pacific View	91,200	—	91,512		7.16%	648	2011
Panorama Mall (i)	50,000	—	32,250	—	5.48%	228	2010
Paradise Valley Mall	76,452	—	76,930	—	5.39%	506	2007
Paradise Valley Mall	22,817	—	23,033	—	5.89%	183	2009
Pittsford Plaza	25,769	—	25,930	—	5.02%	160	2013
Prescott Gateway (j)	35,280	—	35,280	—	6.46%	177	2007
Paradise Village Ground Leases	—	—	7,190	—	5.39%	—	(k)
Queens Center	93,093	—	93,461	—	6.88%	633	2009
Queens Center	111,536	111,536	111,958	111,958	7.00%	1,501	2013
Rimrock Mall	43,891	—	44,032	—	7.45%	320	2011
Rotterdam Square (l)	9,719	—	9,786	—	6.43%	63	2006
Salisbury, Centre at (m)	79,875	—	79,875	—	4.75%	316	2006
Santa Monica Place	80,793	—	81,052	—	7.70%	606	2010
Scottsdale/101 (n)	56,000	—	56,000	—	6.05%	262	2008
Shoppingtown Mall	47,364	—	47,752	—	5.01%	319	2011
South Plains Mall	60,332	—	60,561	—	8.22%	454	2009
South Towne Center	64,000	—	64,000	—	6.61%	357	2008
Towne Mall	15,615	—	15,724	—	4.99%	101	2012
Valley River Center (o)	100,000	—	—	—	5.58%	465	2016
Valley View Center	125,000	—	125,000	—	5.72%	604	2011
Victor Valley, Mall of	53,303	—	53,601	—	4.60%	304	2008
Village Center	—	—	6,877	—	5.39%	—	(k)
Village Fair North	11,447	—	11,524	—	5.89%	82	2008
Village Plaza	4,949	—	5,024	—	5.39%	47	2006
Vintage Faire Mall	66,047	—	66,266	—	7.89%	508	2010
Westside Pavilion	94,537	—	94,895	—	6.67%	628	2008
Wilton Mall	48,049	—	48,541	—	4.79%	349	2009
	$3,184,682	$153,716	$3,088,199	$154,531

(a)

The mortgage notes payable balances include the unamortized debt premiums (discount).  Debt premiums (discount) represent the excess of the fair value of debt over the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method.

The debt premiums (discount) as of March 31, 2006 and December 31, 2005 consist of the following:

Property Pledged as Collateral	2006	2005
Borgata	$465	$538
Danbury Fair Mall	20,819	21,862
Eastview Commons	928	979
Eastview Mall	2,230	2,300
Freehold Raceway Mall	18,381	19,239
Great Northern Mall	(211)	(218)
Marketplace Mall	1,935	1,976
Paradise Valley Mall	592	789
Paradise Valley Mall	905	978
Pittsford Plaza	1,150	1,192
Paradise Village Ground Leases	—	30
Rotterdam Square	83	110
Shoppingtown Mall	5,629	5,896
Towne Mall	629	652
Victor Valley, Mall of	619	699
Village Center	—	35
Village Fair North	219	243
Village Plaza	91	130
Wilton Mall	5,294	5,661
	$59,758	$63,091

(b)	This represents the monthly payment of principal and interest.

(c)

In addition to monthly principal and interest payments, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property’s gross receipts exceeds a base amount. Contingent interest expense recognized by the Company was $70 and $199 for the three months ended March 31, 2006 and 2005, respectively.

(d)	The floating rate loan bears interest at LIBOR plus 0.65%. The Company has stepped interest rate cap agreements over the term of the loan that effectively prevents LIBOR from exceeding 7.95%.

(e)

The floating rate loan bears interest at LIBOR plus 0.88% that matures in August 9, 2007 with two one-year extensions through August 9, 2009. The Company has an interest rate cap agreement over the loan term which effectively prevents LIBOR from exceeding 7.12%. At March 31, 2006 and December 31, 2005, the total interest rate was 5.45% and 5.25%, respectively.

(f)

This represents a construction loan which shall not exceed $51,000 that bore interest at LIBOR plus 2.0%. On January 6, 2006, the Company modified the loan to reduce the interest rate to LIBOR plus 1.75% with the opportunity for further reduction upon satisfaction of certain conditions to LIBOR plus 1.50%. The maturity was extended to August 1, 2008 with two extension options of eighteen and twelve months, respectively.

(g)	The loan bore interest at LIBOR plus 2.0% for six months and then converted at January 1, 2005 to a fixed rate loan at 4.94%. The effective interest rate over the entire term is 4.84%.

(h)

Concurrent with the acquisition of the mall, the Company placed a $108,000 loan bearing interest at LIBOR plus 1.15% and maturing July 1, 2004 with three consecutive one year options. $92,000 of the loan is at LIBOR plus 0.7% and $16,000 is at LIBOR plus 3.75%. In July 2005, the Company extended the loan maturity to July 2006. In May 2006, the Company paid off $16,000 of the loan.

(i)

On February 15, 2006, the Company paid off the existing floating rate loan that bore interest at LIBOR plus 1.65% and replaced it with a $50.0 million floating rate loan that bears interest at LIBOR plus 0.85% and matures in February 2010. There is an interest rate cap agreement on the new loan which effectively prevents LIBOR from exceeding 6.65%. At March 31, 2006 and December 31, 2005, the total interest rate was 5.48% and 4.90%, respectively.

(j)	The floating rate loan bears interest at LIBOR plus 1.65%. At March 31, 2006 and December 31, 2005, the total interest rate was 6.46% and 6.03%, respectively.

(k)                 These loans were paid off in full on January 3, 2006.

(l)                    The floating rate loan bears interest at LIBOR plus 1.75%. At March 31, 2006 and December 31, 2005, the total interest rate was 6.43% and 6.00%, respectively.

(m)               This floating rate loan bore interest at LIBOR plus 1.375% and was to mature on February 20, 2006. On April 19, 2006, the Company refinanced the loan on the property. The existing loan was replaced with an $115,000 loan bearing interest at 5.79% and maturing on May 1, 2016.

(n)                 The property has a construction note payable which shall not exceed $54,000, which bore interest at LIBOR plus 2.00%. On September 22, 2005, this loan was modified to increase the loan to $56,000 and to reduce the interest rate to LIBOR plus 1.25%. At March 31, 2006, the total interest rate was 6.05%. The loan matures on September 16, 2008 and has two one-year extension options.

(o)                 Concurrent with the acquisition of this property, the Company placed a $100,000 loan that bears interest at 5.58% and matures on February 16, 2016.

Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

Total interest expense capitalized during the three months ended March 31, 2006 and 2005 was $3,037, and $2,204, respectively.

Related party mortgage notes payable are amounts due to affiliates of NML.

The fair value of mortgage notes payable is estimated to be approximately $3,369,322 and $3,341,000, at March 31, 2006 and December 31, 2005, respectively, based on current interest rates for comparable loans.

7.              Bank Notes Payable:

The Company has a revolving line of credit of $1,000,000 with a maturity of July 30, 2007 plus a one-year extension.  The interest rate fluctuates from LIBOR plus 1.15% to LIBOR plus 1.70% depending on the Company’s overall leverage level.  As of March 31, 2006 and December 31, 2005, $824,000 and $863,000 of borrowings were outstanding at a weighted average interest rate of 6.47% and 5.93%, respectively.

On May 13, 2003, the Company issued $250,000 in unsecured notes maturing in May 2007 with a one-year extension option bearing interest at LIBOR plus 2.50%.  The proceeds were used to pay down the Company’s line of credit.  At March 31, 2006 and December 31, 2005, $250,000 was outstanding at an interest rate of 6.43% and 6.0%, respectively. The Company had an interest rate swap agreement from November 2003 to October 13, 2005, which effectively fixed the LIBOR rate at 4.45%.  On April 25, 2005, the Company modified the notes and reduced the interest rate from LIBOR plus 2.5% to LIBOR plus 1.5%.

On April 25, 2005, concurrent with the Wilmorite acquisition (See Note 11 – Acquisitions), the Company obtained a five-year, $450,000 term loan bearing interest at LIBOR plus 1.50% and a $650,000 acquisition loan which had a term of up to two years and bore interest initially at LIBOR plus 1.60%. In November 2005, the Company entered into an interest rate swap agreement that effectively fixed the interest rate of the $450,000 term loan at 6.30% from December 1, 2005 to April 15, 2010. At December 31, 2005 the entire term loan and $619,000 of the acquisition loan were outstanding with interest rates of 6.30% and 6.04%, respectively. On January 19, 2006, concurrent with a stock offering (See Note 12 – Stock Offering), the acquisition loan was paid off in full, resulting in a loss on early extinguishment of debt of $1,782. As of March 31, 2006, the entire term loan was outstanding with an interest rate of 6.30%.

As of March 31, 2006 and December 31, 2005, the Company was in compliance with all applicable loan covenants.

8.              Related-Party Transactions:

Certain unconsolidated joint ventures have engaged the Management Companies to manage the operations of the Centers.  Under these arrangements, the Management Companies are reimbursed for compensation paid to on-site employees, leasing agents and project managers at the Centers, as well as insurance costs and other administrative expenses.  The following are fees charged to unconsolidated joint ventures:

	For the Three Months Ended March 31,
	2006	2005

Management Fees
MMC	$3,011	$2,352
Westcor Management Companies	1,664	1,398
Wilmorite Management Companies	343	—
	$5,018	$3,750

Development and Leasing Fees
MMC	$258	$244
Westcor Management Companies	756	393
Wilmorite Management Companies	47	—
	$1,061	$637

Certain mortgage notes on the properties are held by NML (See Note 6 – Mortgage Notes Payable). NML is considered to be a related party because they are a joint venture partner with the Company in Macerich Northwestern Associates. Interest expense in connection with these notes was $2,696 and $2,032 for the three months ended March 31, 2006 and 2005, respectively.  Included in accounts payable and accrued expenses is interest payable to these partners of $805 and $782 at March 31, 2006 and December 31, 2005, respectively.

As of March 31, 2006 and December 31, 2005, the Company had loans to unconsolidated joint ventures of $1,187 and $1,415, respectively.  Interest income associated with these notes was $24 and $88 for the three months ended March 31, 2006 and 2005, respectively. These loans represent initial funds advanced to development stage projects prior to construction loan funding. Correspondingly, loan payables have in the same amount have been accrued as an obligation by the various joint ventures.

Due from affiliates of $4,454 and $4,258 at March 31, 2006 and December 31, 2005, respectively, represents unreimbursed costs and fees due from unconsolidated joint ventures under management agreements.

Certain Company officers and affiliates have guaranteed mortgages of $21,750 at one of the Company’s joint venture properties.

9.              Commitments and Contingencies:

The Company has certain properties that are subject to non-cancelable operating ground leases.  The leases expire at various times through 2098, subject in some cases to options to extend the terms of the lease.  Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined.  Ground rent expenses were $1,279 and $863 for the three months ended March 31, 2006 and 2005, respectively. No contingent rent was incurred in either period.

As of March 31, 2006 and December 31, 2005, the Company was contingently liable for $6,092 and $5,616, respectively, in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company. In addition, the Company has a $24,000 letter of credit that serves as collateral to a liability assumed in the acquisition of Wilmorite (See Note 11 - Acquisitions).

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

11.       Acquisitions:

Wilmorite

On April 25, 2005, the Company and the Operating Partnership acquired Wilmorite Properties, Inc., a Delaware corporation (“Wilmorite”) and Wilmorite Holdings, L.P., a Delaware limited partnership (“Wilmorite Holdings”).  The results of Wilmorite and Wilmorite Holding’s operations have been included in the Company’s consolidated financial statements since that date.  Wilmorite’s portfolio included interests in 11 regional malls and two open-air community shopping centers with 13.4 million square feet of space located in Connecticut, New York, New Jersey, Kentucky and Virginia.

The total purchase price was approximately $2,333,333, plus adjustments for working capital, including the assumption of approximately $877,174 of existing debt with an average interest rate of 6.43% and the issuance of $234,169 of convertible preferred units (“CPUs”) and $5,815 of common units in Wilmorite Holdings.  The balance of the consideration to the equity holders of Wilmorite and Wilmorite Holdings was paid in cash, which was provided primarily by a five-year, $450,000 term loan bearing interest at LIBOR plus 1.50% and a $650,000 acquisition loan which had a term of up to two years and bore interest initially at LIBOR plus 1.60%.  In January 2006, the acquisition loan was paid off in full (See Note 7 – Bank and Other Notes Payable). An affiliate of the Operating Partnership is the general partner, and together with other affiliates, own approximately 83% of Wilmorite Holdings, with the remaining 17% held by those limited partners of Wilmorite Holdings who elected to receive CPUs or common units in Wilmorite Holdings rather than cash.  Approximately $212,668 of the CPUs can be redeemed, subject to certain conditions, for the portion of the Wilmorite portfolio that consists of Eastview Mall, Eastview Commons, Greece Ridge Center, Marketplace Mall and Pittsford Plaza.  That right is exercisable during a period of three months beginning on August 31, 2007.

On an unaudited pro forma basis, reflecting the acquisition of Wilmorite as if it had occurred on January 1, 2005, the Company would have reflected net income available to common stockholders of $10,151 for the three months ended March 31, 2005.  Net income available to common stockholders on a diluted per share basis would have been $0.17 for the three months ended March 31, 2005.  Total consolidated revenues of the Company would have been $202,180 for the three months ended March 31, 2005.

The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of acquisition:

Assets:
Property	$1,798,487
Investments in unconsolidated joint ventures	443,681
Other assets	225,275
Total assets	2,467,443

Liabilities:
Mortgage notes payable	809,542
Other liabilities	130,191
Minority interest	96,196
Total liabilities	1,035,929

Net assets acquired	$1,431,514

Valley River

On February 1, 2006, the Company acquired Valley River Center, a 916,000 square foot super-regional mall in Eugene, Oregon. The total purchase price was $187,500 and concurrent with the acquisition, the Company placed a $100,000 loan on the property. The balance of the purchase price was funded by cash and borrowings under the Company’s line of credit. The results of Valley River Center’s operations have been included in the Company’s consolidated financial statements since the acquisition date.

12.       Stock Offering:

On January 19, 2006, the Company issued 10,952,381 common shares for net proceeds of $746,488. The proceeds from issuance of the shares were used to pay off the $619,000 acquisition loan (See Note 7 - Bank Notes Payable) and to pay down a portion of the Company’s line of credit pending use to pay part of the purchase price for Valley River Center (See Note 11 – Acquisitions).

13.       Income Taxes:

The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1994. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its taxable income to its stockholders. It is management’s current intention to adhere to these requirements and maintain the Company’s REIT status. As a REIT, the Company generally will not be subject to corporate level federal income tax on net income it distributes currently to its stockholders. If the Company fails to qualify as a REIT in any taxable year, then it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income, if any.

Each partner is taxed individually on its share of partnership income or loss, and accordingly, no provision for federal and state income tax is provided for the Operating Partnership in the consolidated financial statements.

The Company has made Taxable REIT Subsidiary elections for all of its corporate subsidiaries other than its Qualified REIT Subsidiaries. The elections, effective for the year beginning January 1, 2001 and future years, were made pursuant to section 856(l) of the Internal Revenue Code. The Company’s Taxable REIT Subsidiaries (“TRS’s”) are subject to corporate level income taxes which are provided for in the Company’s consolidated financial statements. The Company’s primary TRSs include Macerich Management Company and Westcor Partners, LLC.

The income tax expense (benefit) of the TRS’s is as follows:

	For the Three Months Ended
	2006	2005
Current	$11	$(39)
Deferred	(544)	(470)
Total income tax benefit	$(533)	$(509)

SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred tax assets and liabilities of the TRS’s relate primarily to differences in the book and tax bases of property and to operating loss carryforwards for federal income tax purposes. A valuation allowance for deferred tax assets is provided if the Company believes it is more likely than not that all or some portion of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent on the Company generating sufficient taxable income in future periods. The net operating loss carryforwards are currently scheduled to expire through 2025, beginning in 2011. Net deferred tax assets were $10,845 and $10,256 at March 31, 2006 and December 31, 2005, respectively.

14.       Share-Based Plans:

The Company has established share-based compensation plans for the purpose of attracting and retaining executive officers, directors and key employees. In addition, the Company has established an Employee Stock Purchase Plan (“ESPP”) to allow employees to purchase the Company’s common stock at a discount.

On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” to account for its share-based compensation plans using the modified-prospective method. Accordingly, prior period amounts have not been restated. Under SFAS No. 123(R), an equity instrument is not recorded to common stockholders’ equity until the related compensation expense is recorded over the requisite service period of the award. The Company records compensation expense on a straight-line basis for all awards. Prior to the adoption of SFAS No. 123(R), and in accordance with the previous accounting guidance, the Company recognized compensation expense and an increase to additional paid in capital for the fair value of vested stock awards and stock options. In addition, the Company recognized compensation expense and a corresponding liability for the fair value of vested stock units issued under the Eligible Directors’ Deferred Compensation/Phantom Stock Plan (“Directors’ Phantom Stock Plan”).

In connection with the adoption of SFAS No. 123(R), the Company determined that $6,000 included in other accrued liabilities at December 31, 2005, in connection with the Directors’ Phantom Stock Plan should be included in additional paid-in capital. Additionally, the Company reclassified $15,464 from the Unamortized Restricted Stock line item within equity to additional paid-in capital. The Company made these reclassifications during the three months ended March 31, 2006.

2003 Equity Incentive Plan

The 2003 Equity Incentive Plan (“2003 Plan”) authorizes the grant of stock awards, stock options, stock appreciation rights, stock units, stock bonuses, performance based awards, dividend equivalent rights and operating partnership units or other convertible or exchangeable units. As of March 31, 2006, only stock awards and stock options have been granted under the 2003 Plan. All awards granted under the 2003 Plan have a term of 10 years or less. These awards were generally granted based on certain performance criteria for the Company and the employees. The aggregate number of shares of common stock that may be issued under the 2003 Plan is 6,000,000 shares. As of March 31, 2005, there were 5,365,391 shares available for issuance under the 2003 Plan.

The following stock awards and stock options were granted under the 2003 Plan:

Stock Awards

The stock awards vest over three years and the compensation expense related to the grants are determined by the market value at the grant date and are amortized over the vesting period on a straight-line basis. Stock awards are subject to restrictions determined by the Company’s compensation committee. Stock awards have the same dividend and voting rights as common stock. Compensation expense for stock awards was $3,002 and $2,268, for the three months ended March 31, 2006 and 2005, respectively.  As of March 31, 2006, there was $25,474 of total unrecognized compensation cost related to non-vested stock awards. This cost is expected to be recognized over a weighted average period of three years.

The following table summarizes the non-vested stock awards activity during the three months ended March 31, 2006:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Vaue
Balance at December 31, 2005	523,654	$42.12
Granted	175,958	$73.95
Vested	(279,904)	$42.73
Forfeitures	—	—
Balance at March 31, 2006	419,708	$48.14

Stock Options

The stock options vested six months after the grant date and were issued at the fair value of the common stock at the grant date. The term of these stock options is ten years from the grant date. The Company has not issued stock options since 2003. All outstanding stock options were fully vested as of December 31, 2005, and therefore, were not impacted by the adoption of SFAS No. 123(R).

The following table summarizes the activity of stock options outstanding during the three months ended March 31, 2006:

Weighted
	Number of	Average
	Options	Exercise Price
Balance at December 31, 2005	2,500	$39.43
Granted	—	—
Exercised	—	—
Forfeitures	—	—
Balance at March 31, 2006	2,500	$39.43

Directors’ Phantom Stock Plan

The Directors’ Phantom Stock Plan offers non-employee members of the board of directors (“Directors”) the opportunity to defer their cash compensation and to receive that compensation in common stock rather than in cash after termination of service or a predetermined period. Compensation generally includes the annual retainer and regular meeting fees payable by the Company to the Directors. Every Director has elected to receive their compensation in common stock. Deferred amounts are credited as units of phantom stock at the beginning of each three-year deferral period by dividing the present value of the deferred compensation by the average fair market value of the Company’s common stock at the date of grant. Compensation expense related to the phantom stock award was determined by the amortization of the value of the stock units on a straight-line basis over the applicable three-year service period. The stock units vest as the Directors’ services (to which the fees relate) are rendered. Vested phantom stock units are ultimately paid out in common stock on a one-unit for one-share basis. Stock units receive dividend equivalents in the form of additional stock units based on the dividend amount paid on the common stock. Compensation expense for stock awards was $162 and $128, for the three months ended March 31, 2006 and 2005, respectively. The aggregate number of phantom stock units that may be granted under the Directors’ Phantom Stock Plan is 250,000. As of March 31, 2005, there were 133,481 units available for grant under the Directors’ Phantom Stock Plan. As of March 31, 2006, there was $166 of total unrecognized cost related to non-vested phantom stock units. This cost is expected to be recognized over a weighted average period of one year.

The following table summarizes the activity of the non-vested phantom stock units during the three months ended March 31, 2006:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Vaue
Balance at December 31, 2005	5,858	$43.70
Granted	1,036	$70.93
Vested	(2,500)	$54.67
Forfeitures	—	$—
Balance at March 31, 2006	4,394	$43.70

Employee Stock Purchase Plan

The ESPP authorizes eligible employees to purchase the Company’s common stock through voluntary payroll deduction made during periodic offering periods. Under the plan, common stock is purchased at a 10% discount from the lesser of the fair value of common stock at the beginning and ending of the offering period. A maximum of 750,000 shares of common stock is available for purchase under the ESPP. The number of shares available for future purchase under the plan at March 31, 2006 was 736,186.

Other Share-Based Plans

Prior to the adoption of the 2003 Plan, the Company had several other share-based plans. Under these plans, 436,576 and 443,976 stock options were outstanding as of March 31, 2006 and December 31, 2005, respectively. No additional shares may be issued under these plans. All stock options outstanding under these plans were fully vested as of December 31, 2005 and were, therefore, not impacted by the adoption of SFAS No. 123(R). As of March 31, 2006, all of the outstanding shares are exercisable at a weighted average price of $24.12. The weighted average remaining contractual life for options outstanding and exercisable was three years.

15.       Subsequent Events:

On April 28, 2006, a dividend/distribution of $0.68 per share was declared for common stockholders and OP unit holders of record on May 19, 2006.  In addition, the Company declared a dividend of $0.68 on the Company’s Series A Preferred Stock.  All dividends/distributions will be paid on June 9, 2006.

On May 3, 2006, the Company executed an agreement to acquire 11 department stores located in 10 of its regional shopping centers from Federated Department Stores, Inc. This acquisition is expected to close in July 2006.

Item 2.                                        Managements Discussion and Analysis of Financial Condition and Results of Operation

This quarterly report on the Form 10-Q of the Macerich Company (“Company”) contains or incorporates statements that constitute forward-looking statements. Those statements appear in a number of places in this Form 10-Q and include statements regarding, among other matters, the Company’s growth, acquisition, redevelopment and development opportunities, the Company’s acquisition and other strategies, regulatory matters pertaining to compliance with governmental regulations and other factors affecting the Company’s financial condition or results of operations. Words such as “expects,” “anticipates,” “intends,” “projects,” “predicts,” “plans,” “believes,” “seeks,” “estimates,” and “should” and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or industry to vary materially from the Company’s future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include the matters described herein and in the matters described under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which matters are incorporated herein by reference. The Company will not update any forward-looking information to reflect actual results or changes in the factors affecting the forward-looking information.

Management’s Overview and Summary

The Company is involved in the acquisition, ownership, development, redevelopment, management, and leasing of regional and community shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). As of March 31, 2006, the Operating Partnership owned or had an ownership interest in 76 regional shopping centers, 20 community shopping centers and two development properties aggregating approximately 80 million square feet of gross leasable area (“GLA”). These 98 regional, community and development shopping centers are referred to hereinafter as the “Centers”, unless the context otherwise requires. The Company is a self-administered and self-managed real estate investment trust (“REIT”) and conducts all of its operations through the Operating Partnership and the Company’s management companies.

The following discussion is based primarily on the consolidated financial statements of the Company for the three months ended March 31, 2006 and 2005. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Acquisitions and dispositions

The Company’s consolidated financial statements reflect the following acquisitions and dispositions subsequent to the occurrence of each transaction.

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

On April 25, 2005, the Company and the Operating Partnership acquired Wilmorite Properties, Inc., a Delaware corporation (“Wilmorite”) and Wilmorite Holdings, L.P., a Delaware limited partnership (“Wilmorite Holdings”).  Wilmorite’s portfolio included interests in 11 regional malls and two open-air community shopping centers with 13.4 million square feet of space located in Connecticut, New York, New Jersey, Kentucky and Virginia.  The total purchase price was approximately $2.333 billion, plus adjustments for working capital, including the assumption of approximately $877.2 million of existing debt with an average interest rate of 6.43% and the issuance of $234 million of convertible preferred units (“CPUs”) and $5.8 million of common units in Wilmorite Holdings.  The balance of the consideration to the equity holders of Wilmorite and Wilmorite Holdings was paid in cash, which was provided primarily by a five-year, $450 million term loan bearing interest at LIBOR plus 1.50% and a $650 million acquisition loan which had a term of up to two years and bore interest initially at LIBOR plus 1.60%.  In January 2006, the acquisition loan was paid-off in full (See Note 7 – Bank Notes Payable). An affiliate of the Operating Partnership is the general partner and, together with other affiliates, own approximately 83% of Wilmorite Holdings, with the remaining 17% held by those limited partners of Wilmorite Holdings who elected to receive CPUs or common units in Wilmorite Holdings rather than cash.  Approximately $213 million of the CPUs can be redeemed, subject to certain conditions, for the portion of the Wilmorite portfolio generally located in the area of Rochester, New York.  The Wilmorite portfolio, exclusive of Tysons Corner Center and Tysons Corner Office (collectively referred herein as “Tysons Center”), are referred to herein as the “2005 Acquisition Centers.”

On February 1, 2006, the Company acquired Valley River Center, a 916,000 square foot super-regional mall in Eugene, Oregon. The total purchase price was $187,500 and concurrent with the acquisition, the Company placed a $100,000 loan on the property. The balance of the purchase price was funded by cash and borrowings under the Company’s line of credit. Valley River Center is referred herein as the “2006 Acquisition Center.”

Redevelopment

Construction continues on the Twenty Ninth Street project, a signature, outdoor retail development on 62 acres in the heart of Boulder, Colorado. Retail tenants include Ann Taylor Loft, Apple, Bath and Body Works, California Pizza Kitchen, Puma, JJill, Victoria’s Secret, and White House/Black Market joining anchors Macy’s department store, Wild Oats, Home Depot, and Century Theatres and an array of additional specialty stores and restaurants. Twenty Ninth Street is scheduled to open in phases starting in Fall 2006.

Construction began in the first quarter of 2006 on the SanTan Village regional shopping center in Gilbert, Arizona. The center is an outdoor open air streetscape project planned to contain in excess of 1.2 million square feet on 120 acres. The center will be anchored by Dillard’s, Harkins Theatres and will contain a lifestyle shopping district featuring retail, office, residential and restaurants. It is also anticipated that an additional department store will anchor this center. The project is scheduled to open in phases starting in Fall 2007 with the retail phases expected to be completed by late 2008.

Inflation

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

Seasonality

The shopping center industry is seasonal in nature, particularly in the fourth quarter during the holiday season when retailer occupancy and retail sales are typically at their highest levels. In addition, shopping malls achieve a substantial portion of their specialty (temporary retailer) rents during the holiday season and the majority of percentage rent is recognized in the fourth quarter. As a result, earnings are generally higher in the fourth quarter of each year.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Some of these estimates and assumptions include judgments on revenue recognition, estimates for common area maintenance and real estate tax accruals, provisions for uncollectible accounts, impairment of long-lived assets, the allocation of purchase price between tangible and intangible assets, and estimates for environmental matters. The Company’s significant accounting policies are described in more detail in Note 2 of the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. However, the following policies are deemed to be critical.

Revenue Recognition

Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the “straight lining of rent adjustment.” Currently, 37% of the mall and freestanding leases contain provisions for CPI rent increases periodically throughout the term of the lease. The Company believes that using an annual multiple of CPI increases, rather than fixed contractual rent increases, results in revenue recognition that more closely matches the cash revenue from each lease and will provide more consistent rent growth throughout the term of the leases. Percentage rents are recognized when the tenants’ specified sales targets have been met. Estimated recoveries from tenants for real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred.

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

Accounting for Acquisitions

The Company accounts for all acquisitions in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The Company will first determine the value of the land and buildings utilizing an “as if vacant” methodology. The Company will then assign a fair value to any debt assumed at acquisition. The balance of the purchase price will be allocated to tenant improvements and identifiable intangible assets or liabilities. Tenant improvements represent the tangible assets associated with the existing leases valued on a fair market value basis at the acquisition date prorated over the remaining lease terms. The tenant improvements are classified as an asset under real estate investments and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases which come in three forms: (i) origination value, which represents the value associated with “cost avoidance” of acquiring in-place leases, such as lease commissions paid under terms generally experienced in our markets; (ii) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased; and (iii) above or below market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks. Origination value is recorded as an other asset and is amortized over the remaining lease terms. Value of in-place leases are recorded in deferred charges and other assets and amortized over the remaining lease term plus an estimate of renewal of the acquired leases. Above or below market leases are classified in other assets or in other accrued liabilities, depending on whether the contractual terms are above or below market, and the asset or liability is amortized to rental revenue over the remaining terms of the leases.

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

Asset Impairment

The Company assesses whether there has been impairment in the value of its long-lived assets by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenant’s ability to perform their duties and pay rent under the terms of the leases. The Company may recognize impairment losses if the cash flows are not sufficient to cover its investment. Such a loss would be determined as the difference between the carrying value and the fair value of a center.

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

Comparison of Three Months Ended March 31, 2006 and 2005

Many of the variations in the results of operations, discussed below, occurred due to the transactions described above including the 2005 Acquisition Centers and the 2006 Acquisition Center. Kierland Commons, Metrocenter, Ridgmar Mall and Tysons Center are referred to herein as the “Joint Venture Acquisition Centers.” Twenty Ninth Street, Parklane Mall and Santa Monica Place were under redevelopment during all or a portion of the reporting periods and are referred to herein as the “Redevelopment Centers.” All other Centers, excluding the 2005 Acquisition Centers, the 2006 Acquisition Center and unconsolidated joint venture centers, are referred to herein as the “Same Centers,” unless the context otherwise requires. Unconsolidated joint ventures are reflected using the equity method of accounting. The Company’s pro rata share of the results from these Centers are reflected in the results of operations in the income statement line item entitled “Equity in income from unconsolidated joint ventures.”

Revenues

Minimum and percentage rents increased by $38.7 million or 41.1% from $94.0 million in 2005 to $132.7 million in 2006. Approximately $33.9 million of the increase was related to the 2005 Acquisition Centers, $1.8 million was related to the 2006 Acquisition Center and the remaining $2.9 million relates to Same Centers offset by a $0.1 million decrease at the Redevelopment Centers.

The amortization of above and below market leases, which is recorded in minimum rents, increased to $3.8 million in 2006 from $1.8 million in 2005. The increase is primarily due to the 2006 Acquisition Center and the 2005 Acquisition Centers.

Tenant recoveries increased $21.1 million or 47.1% to $65.9 million in 2006 from $44.8 million in 2005. Approximately $18.5 million of the increase was related to the 2005 Acquisition Centers, $0.8 million was related to the 2006 Acquisition Center and $2.4 million related to the Same Centers.  These increases were offset by a $0.6 million decrease at the Redevelopment Centers.

Management Companies’ Revenues

Management Companies’ revenues increased by 37.5% to $7.3 million in 2006 from $5.3 million in 2005 primarily due to increased management fees received from the Joint Venture Acquisition Centers and third party management contracts.

Shopping Center and Operating Expenses

Shopping center and operating expenses increased $19.5 million or 41.3% to $66.5 million in 2006 from $47.0 million in 2005. Approximately $19.8 million relates to the 2005 Acquisition Centers and $0.8 million relates to the 2006 Acquisition Center. These increases are offset by a decrease of $0.7 million at the Same Centers due to lower bad debt expense and a $0.4 million decrease related to the Redevelopment Centers.

Management Companies’ Operating Expenses

Management Companies’ operating expenses increased to $14.7 million in 2006 from $11.0 million in 2005, primarily due to higher share-based compensation expense in 2006 compared to 2005.

REIT General and Administrative Expenses

REIT general and administrative expenses increased to $3.7 million in 2006 from $2.7 million in 2005, primarily due to increases in share-based compensation expense compared to 2005.

Interest Expense

Interest expense increased $29.2 million to $71.2 million in 2006 from $42.0 million in 2005. Approximately $8.7 million relates to the term and acquisition loans associated with the 2005 Acquisition Centers, $10.0 million relates to the assumed debt from the 2005 Acquisition Centers, $0.9 million relates to the 2006 Acquisition Center, $5.9 million relates to increased borrowings and higher interest rates under the Company’s line of credit, $1.7 million relates to increased interest expense on the $250.0 million unsecured notes and approximately $3.1 million relating to increased interest expense due to refinancings and higher rates on floating rate debt regarding the Same Centers. These increases were offset by an approximately $1.2 million decrease at the Redevelopment Centers. The $136 million increased borrowings under the Company’s line of credit were used to provide funds for redevelopments, acquisitions, refinancings of mortgage notes payable and working capital. Additionally, capitalized interest was $3.0 million in 2006, up from $2.3 million in 2005.

Depreciation and Amortization

Depreciation and amortization increased $25.7 million to $61.9 million in 2006 from $36.2 million in 2005. The increase is primarily attributed to the 2005 Acquisition Centers of $23.7 million, the 2006 Acquisition Center of $0.9 million and the Same Centers of $1.4 million. These increases are offset by a decrease at the Redevelopment Centers of $0.3 million.

Equity in Income of Unconsolidated Joint Ventures

The equity in income of unconsolidated joint ventures increased to $21.0 million in 2006 from $11.2 million in 2005. This increase is primarily due to increased income from the Joint Venture Acquisition Centers of $3.4 million, increased income in 2006 compared to 2005 of $0.9 million from the Pacific Premier Retail Trust joint venture and increased income of $4.0 million from the Westcor joint ventures due to increased minimum rents of $1.5 million and a decrease of $2.5 million in depreciation expense.

Loss on Early Extinguishment of Debt

The Company recorded a loss from the early extinguishment of debt of $1.8 million related to the payoff of the $619 million acquisition loan on January 19, 2006.

Discontinued Operations

The decrease in discontinued operations relates to the gain on sale of Arizona Lifestyle Galleries in 2005.

Minority Interest

The minority interest represents the 16.4% weighted average interest of the Operating Partnership not owned by the Company during 2006 compared to 19.3% not owned by the Company during 2005. The change is primarily due to the stock offering by the Company in January 2006.

Funds From Operations

Primarily as a result of the factors mentioned above, Funds from Operations (“FFO”)—Diluted increased 18.6% to $90.1 million in 2006 from $76.0 million in 2005. For the reconciliation of FFO and FFO-diluted to net income available to common stockholders, see “Funds from Operations.”

Operating Activities

Cash flow provided by operations was $51.6 million in 2006 compared to $60.1 million in 2005. The decrease is primarily due to the results at the Centers as discussed above.

Investing Activities

Cash used in investing activities was $261.3 million in 2006 compared to $77.2 million in 2005. The change resulted primarily from the 2006 Acquisition Center and an increase in the development, redevelopment, expansion and renovation of Centers in 2006 compared to 2005.  This is offset by the joint venture acquisitions of Metrocenter and Kierland Commons in 2005.

Financing Activities

Cash flow provided by financing activities was $121.5 million in 2006 compared to cash flow used in financing activities of $1.9 million in 2005. The increase is primarily due to the receipt of $746.8 million in net proceeds from the stock offering in January 2006 which was partially offset by the payoff of the $619.0 million acquisition loan.

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

The following table summarizes capital expenditures incurred at the Centers for the three months ended March 31, 2006 and 2005:

	For the Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Consolidated Centers:
Acquisitions of property and equipment	$242,967	$6,375
Development, redevelopment and expansion of Centers	25,929	15,692
Renovations of Centers	7,769	3,487
Tenant allowances	2,266	5,402
Deferred leasing charges	6,659	3,690
	$285,590	$34,646

Joint Venture Centers (at Company’s pro rata share) :
Acquisitions of property and equipment	$1,553	$49,231
Development, redevelopment and expansion of Centers	12,075	15,831
Renovations of Centers	3,852	4,022
Tenant allowances	1,548	1,892
Deferred leasing charges	1,048	714
	$20,076	$71,690

Management expects similar levels to be incurred in future years for tenant allowances and deferred leasing charges and to incur between $250 million to $350 million in 2006 for development, redevelopment, expansions and renovations.  Capital for major expenditures or major developments and redevelopments has been, and is expected to continue to be, obtained from equity or debt financings which include borrowings under the Company’s line of credit and construction loans. However, many factors impact the Company’s ability to access capital, such as its overall debt level, interest rates, interest coverage ratios and prevailing market conditions.

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

The Company’s total outstanding loan indebtedness at March 31, 2006 was $6.3 billion (including its pro rata share of joint venture debt). This equated to a debt to Total Market Capitalization (defined as total debt of the Company, including its pro rata share of joint venture debt, plus aggregate market value of outstanding shares of common stock, assuming full conversion of OP Units, MACWH, LP units and preferred stock into common stock) ratio of approximately 48.3% at March 31, 2006. The majority of the Company’s debt consists of fixed-rate conventional mortgages payable collateralized by individual properties.

The Company has filed a shelf registration statement, effective June 6, 2002, to sell securities. The shelf registration is for a total of $1.0 billion of common stock, common stock warrant or common stock rights. The Company sold a total of 15.2 million shares of common stock under this shelf registration on November 27, 2002. The aggregate offering price of this transaction was approximately $440.2 million, leaving approximately $559.8 million available under the shelf registration statement. In addition, the Company filed another shelf registration statement, effective October 27, 2003, to sell up to $300 million of preferred stock. On January 12, 2006, the Company filed a shelf registration statement registering an unspecified amount of common stock that it may offer in the future.

On January 19, 2006, the Company issued 10.9 million shares of common stock for net proceeds of $746.5 million. The net proceeds were used to pay off the $619.0 million acquisition loan and to pay down the line of credit pending use to pay part of the cash purchase price of Valley River Center.

The Company has a $1.0 billion revolving line of credit that matures July 30, 2007 plus a one-year extension.  The interest rate fluctuates from LIBOR plus 1.15% to LIBOR plus 1.70% depending on the Company’s overall leverage level.  As of March 31, 2006 and December 31, 2005, borrowings outstanding were $824.0 million and $863.0 million at an average interest rate of 6.47% and 5.93%, respectively.

On May 13, 2003, the Company issued $250.0 million in unsecured notes maturing in May 2007 with a one-year extension option bearing interest at LIBOR plus 2.50%. On April 25, 2005, concurrent with the Wilmorite acquisition, the Company modified these unsecured notes and reduced the interest rate to LIBOR plus 1.50%.  At March 31, 2006 and December 31, 2005, the entire $250.0 million of notes were outstanding at an interest rate of 6.43% and 6.0%, respectively. The Company had an interest rate swap agreement which effectively fixed the interest rate at 4.45% from November 2003 to October 13, 2005.

On April 25, 2005, concurrent with the Wilmorite acquisition, the Company obtained a five year, $450.0 million term loan bearing interest at LIBOR plus 1.50%. In November 2005, the Company entered into an interest rate swap agreement that effectively fixed the interest rate of the $450.0 million term loan at 6.30% from December 1, 2005 to April 15, 2010. At March 31, 2006 and December 31, 2005 the entire loan was outstanding with an interest rate of 6.30%.

As of March 31, 2006, the Company was in compliance with all applicable loan covenants.

At March 31, 2006, the Company had cash and cash equivalents available of $66.8 million.

Off-Balance Sheet Arrangements:

The Company has an ownership interest in a number of joint ventures as detailed in Note 3 to the Company’s consolidated financial statements included herein. The Company accounts for those investments using the equity method of accounting and those investments are reflected on the consolidated balance sheets of the Company as “Investments in Unconsolidated Joint Ventures.” A pro rata share of the mortgage debt on these properties is shown in “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

In addition, the following joint ventures also have debt that could become recourse debt to the Company or its subsidiaries, in excess of it’s pro rata share, should the partnership be unable to discharge the obligations of the related debt. The following reflects the maximum amount of debt principal that could recourse to the Company at March 31, 2006 (in thousands):

		Maturity
Property	Recourse Debt	Date

Boulevard Shops	$4,280	12/16/2007
Chandler Village Center	4,184	12/19/2006
Metrocenter	1,725	2/9/2008
	$10,189

The above amounts decreased by $11.4 million from December 31, 2005.

Additionally, as of March 31, 2006, the Company was contingently liable for $6.1 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

Long-term contractual obligations:

The following is a schedule of long-term contractual obligations as of March 31, 2006 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
		Less than	1 - 3	3 - 5	More than
Contractual Obligations	Total	1 year	years	years	five years
Long-term debt obligations (includes expected interest payments)	$6,006,839	$616,252	$2,308,705	$1,320,521	$1,761,361
Operating lease obligations	418,893	5,960	10,656	12,626	389,651
Purchase obligations	18,360	18,360	—	—	—
Other long-term liabilities	279,915	279,915	—	—	—
	$6,724,007	$920,487	$2,319,361	$1,333,147	$2,151,012

During the three months ended March 31, 2006, there have been no material changes outside the ordinary course of business other than the acquisition of Valley River Center and the repayment of the acquisition loan in the above specified obligations since the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

The following reconciles net income available to common stockholders to FFO and FFO-diluted for the three months ending March 31, 2006 and 2005 (in thousands):

	For the Three Months Ended March 31,
	2006		2005
	Shares	Amount	Shares	Amount
Net income—available to common stockholders	82,223	$7,453	72,940	$18,140
Adjustments to reconcile net income to FFO — basic:
Minority interest	—	1,460	—	4,199
(Gain) loss on sale of consolidated assets	—	502	—	(1,605)
Add: Gain on land sales—consolidated assets	—	121	—	1,308
(Gain) loss on sale of assets from unconsolidated entities (pro rata)	—	—	—	(288)
Add: Gain on land sales—from unconsolidated entities (pro rata)	—	—	—	288
Depreciation and amortization on consolidated centers	—	63,539	—	37,653
Less: depreciation and amortization allocable to minority interests on consolidated joint ventures	—	(1,975)	—	(421)
Depreciation and amortization on unconsolidated entities (pro rata)	—	20,579	—	17,495
Less: depreciation on personal property and amortization of loan costs and interest rate caps	—	(4,032)	—	(3,173)
FFO—basic(1)	82,223	87,647	72,940	73,596
Additional adjustments to arrive at FFO—diluted:
Impact of convertible preferred stock	3,627	2,466	3,627	2,358
Impact of stock options using the treasury method	295	—	345	—
FFO—diluted(2)	86,145	$90,113	76,912	$75,954

(1)       Calculated based upon basic net income as adjusted to reach basic FFO. As of March 31, 2006 and 2005, 13.3 million and 14.1 million of OP Units were outstanding, respectively.

(2)          The computation of FFO—diluted shares outstanding includes the effect of outstanding common stock options and restricted stock using the treasury method. It also assumes the conversion of MACWH, LP units to the extent that they are dilutive to the FFO Computation (See Note 11 – Acquisitions). For the three months ended March 31, 2006, the MACWH, LP units were antidilutive to FFO. The preferred stock can be converted on a one-for-one basis for common stock. The preferred shares are assumed converted for purposes of FFO-diluted as they are dilutive to that calculation.

Item 3              Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure is interest rate risk. The Company has managed and will continue to manage interest rate risk by (1) maintaining a ratio of fixed rate, long-term debt to total debt such that floating rate exposure is kept at an acceptable level, (2) reducing interest rate exposure on certain long-term floating rate debt through the use of interest rate caps and/or swaps with appropriately matching maturities, (3) using treasury rate locks where appropriate to fix rates on anticipated debt transactions, and (4) taking advantage of favorable market conditions for long-term debt and/or equity. The following table sets forth information as of March 31, 2006 concerning the Company’s long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (“FV”):

	For the Years Ended March 31,
	2007	2008	2009	2010	2011	Thereafter	Total	FV

CONSOLIDATED CENTERS:
Long term debt:
Fixed rate	$120,485	$167,118	$462,714	$204,281	$802,627	$1,539,382	$3,296,607	$2,877,448
Average interest rate	5.60%	5.60%	5.40%	5.50%	6.70%	6.20%	5.70%	—

Floating rate	197,700	1,140,036	106,055	—	—	122,000	1,565,791	1,565,791
Average interest rate	6.30%	6.30%	5.70%	—	—	5.40%	6.10%	—
	$318,185	$1,307,154	$568,769	$204,281	$802,627	$1,661,382	$4,862,398	$4,443,239

JOINT VENTURE CENTERS:
Long term debt (at Company’s pro rata share):
Fixed rate	$254,309	$127,844	$147,092	$146,254	$118,865	$455,260	$1,249,624	$1,327,879
Average interest rate	6.50%	6.60%	6.20%	6.70%	6.10%	5.90%	6.40%	—

Floating rate	165,915	69,065	16,433	—	—	25,750	277,163	277,163
Average interest rate	5.60%	5.90%	6.10%	—	—	5.80%	5.70%	—
	$420,224	$196,909	$163,525	$146,254	$118,865	$481,010	$1,526,787	$1,605,042

The consolidated Centers’ total fixed rate debt at March 31, 2006 and December 31, 2005 was $3.3 billion and $3.2 billion, respectively. The average interest rate on fixed rate debt at March 31, 2006 and December 31, 2005 was 5.70%. The consolidated Centers’ total floating rate debt at March 31, 2006 and December 31, 2005 was $1.6 billion and $2.2 billion, respectively. The average interest rate on floating rate debt at March 31, 2006 and December 31, 2005 was 6.1% and 5.80%, respectively.

The Company’s pro rata share of the Joint Venture Centers’ fixed rate debt at March 31, 2006 and December 31, 2005 was $1.2 billion and $1.3 billion, respectively. The average interest rate on fixed rate debt at March 31, 2006 and December 31, 2005 was 6.40% and 6.60%, respectively.  The Company’s pro rata share of the Joint Venture Centers’ floating rate debt at March 31, 2006 and December 31, 2005 was $277.2 million and $250.3 million, respectively. The average interest rate on the floating rate debt was 5.70% and 5.20%, respectively.

The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (See “Note 2 - Fair Value of Financial Instruments”).

The Company’s $450.0 million term loan has an interest rate swap agreement which effectively fixed the interest rate at 6.30% from December 1, 2005 to April 15, 2010. The fair value of this swap agreement at March 31, 2006 and December 31, 2005 was $5.6 million and ($0.9) million, respectively.

The Company has an interest rate cap from July 9, 2004 to August 9, 2007 with a notional amount of $30.0 million on the loan at La Cumbre Plaza. This interest rate cap prevents the LIBOR interest rate from exceeding 7.12%. The fair value of this cap agreement at March 31, 2006 and December 31, 2005 was zero.

The Company has an interest cap agreement from February 2, 2006 to March 1, 2008 with a notional amount of $50,000 on its Panorama loan (See Note 6 – Mortgage Notes Payable). This interest rate cap prevents the LIBOR rate from exceeding 6.65%. The fair value of the cap agreement at March 31, 2006 was zero.

The Company’s East Mesa Land and Superstition Springs joint venture have an interest rate swap through February 15, 2007, which converts $3.4 million of floating rate debt with a weighted average interest rate of 3.97% to a fixed rate debt with an interest rate of 5.39%. This swap has been designated as a hedge in accordance with SFAS No. 133. Additionally, interest rate caps were simultaneously sold to offset the effect of the interest rate cap agreements. These interest rate caps do not qualify for hedge accounting in accordance with SFAS No.133.

The Company’s Metrocenter joint venture has an interest rate swap agreement which effectively converts the Company’s $16.8 million share of floating rate debt to a fixed rate debt with an interest rate of 4.80% from January 2005 to February 2008.  The fair value of this swap agreement is reflected in other comprehensive income and the Company’s share of the fair value of this swap agreement at March 31, 2006 and December 31, 2005 was $0.4 million and $0.3 million, respectively.

In addition, the Company’s Metrocenter joint venture also entered into two interest rate caps, one on the potential notional amount of $37.38 million from January 15, 2005 to February 15, 2008 that effectively prevents the LIBOR interest rate from exceeding 7.25% and one for $11.5 million from February 27, 2006 to February 15, 2008 that effectively prevents the LIBOR interest rate from exceeding 5.25%, but does not offer any rate protection if the LIBOR interest rate exceeds 7.25%. The $37.38 million cap does not qualify for hedge accounting in accordance with SFAS No. 133, but the $11.5 million interest rate cap does qualify for hedge accounting. The change in fair value of the $11.5 million cap is reflected in other comprehensive income and the Company’s share of the fair value at March 31, 2006 was zero.

The Company’s Desert Sky Mall has an interest cap from February 24, 2006 to March 15, 2008 with a notional amount of $51.5 million on the loan at Desert Sky Mall. The interest rate cap prevents the LIBOR interest rate from exceeding 7.65%. The change in fair value of this swap agreement is reflected in other comprehensive income. The Company’s share of the fair value at March 31, 2006 was zero.

The Company has an interest cap from September 9, 2005 to December 15, 2007 with a notional amount of $72.0 million on its Greece Ridge loan. The interest rate cap prevents the LIBOR interest rate from exceeding 6.63% through September 15, 2006 and 7.95% through December 15, 2007. The fair value of this cap agreement at March 31, 2006 and December 31, 2005 was zero.

The Company’s Camelback Colonnade joint venture has an interest cap from September 30, 2005 to November 17, 2008 with a notional amount of $41.5 million on the loan at the property. The interest rate cap prevents the LIBOR interest rate from exceeding 8.54%. The Company’s share of the fair value of this cap agreement at March 31, 2006 and December 31, 2005 was zero.

In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $18.4 million per year based on $1.8 billion outstanding of floating rate debt at March 31, 2006.

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

However, based on their evaluation as of March 31, 2006, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management , including it Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II           OTHER INFORMATION

Item 1.             Legal Proceedings

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

Item 1A.          Risk Factors

There have been no material changes to the risk factors relating to the Company set forth under the caption “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.             Unregistered Sales of Equity and Use of Proceeds

On March 13, 2006, the Company issued 38,789 shares of unregistered common stock upon the redemption of 38,789 OP Units in a private placement to four limited partners of the Operating Partnership, each an accredited investor, pursuant to Section 4(2) of the Securities Act of 1933.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1, 2006—January 31, 2006	—	N/A	N/A		N/A
February 1, 2006—February 28, 2006	2,053	$72.87		(1)		(1)
March 1, 2006—March 31, 2006	—	N/A	N/A		N/A
Total	2,053	$72.87		(1)		(1)

(1)                      2,053 shares of the Company’s Common Stock were delivered by an executive officer to pay the purchase price for the shares acquired upon exercise of his Company employee stock option. This tender of shares feature is permitted under the Company’s equity incentive plans. The plans allow each participant to use the tender of shares feature upon exercise of any outstanding stock option granted under the plans provided such participant has held such stock for six months.

Item 3              Defaults upon Senior Securities

None

Item 4              Submission of Matters to a Vote of Security Holders

None

Item 5              Other Information

None

Item 6              Exhibits

3.1*	Articles of Amendment and Restatement of the Company

3.1.1**	Articles Supplementary of the Company

3.1.2***	Articles Supplementary of the Company (Series A Preferred Stock)

3.1.3****	Articles Supplementary of the Company (Series C Junior Participating Preferred Stock)

3.1.4*****	Articles Supplementary of the Company (Series D Preferred Stock)

3.1.5#	Articles Supplementary of the Company (reclassification of shares)

3.2##	Amended and Restated Bylaws of the Company

4.1###	Form of Common Stock Certificate

4.2####	Form of Preferred Stock Certificate (Series A Preferred Stock)

4.2.1###	Form of Preferred Stock/Right Certificate (Series C Junior Participating Preferred Stock)

4.2.2#####	Form of Preferred Stock Certificate (Series D Preferred Stock)

4.3###

Agreement dated as of November 10, 1998 between the Company and Computershare Investor Services as successor to EquiServe Trust Company, N.A., as successor to First Chicago Trust Company of New York, as Rights Agent

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

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Macerich Company

		By:	/s/ Thomas E. O’Hern
Thomas E. O’Hern
Executive Vice President and
Chief Financial Officer

Date:	May 9, 2006