Form 10-Q
period 2006-06-30
MACERICH CO
filed 2006-08-09
CIK 912242

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

YES  ☐           NO  ☒

Number of shares outstanding of the registrant’s common stock, as of August 4, 2006 Common Stock, par value $.01 per share: 71,808,418 shares

THE MACERICH COMPANY

FORM 10-Q

THE MACERICH COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS:
Property, net	$5,644,885	$5,438,496
Cash and cash equivalents	45,489	155,113
Restricted cash	55,808	54,659
Tenant receivables, net	97,589	89,165
Deferred charges and other assets, net	337,850	360,217
Loans to unconsolidated joint ventures	884	1,415
Due from affiliates	7,367	4,258
Investments in unconsolidated joint ventures	995,374	1,075,621
Total assets	$7,185,246	$7,178,944

LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS’ EQUITY:
Mortgage notes payable:
Related parties	$152,938	$154,531
Others	3,194,239	3,088,199
Total	3,347,177	3,242,730
Bank notes payable	1,417,000	2,182,000
Accounts payable and accrued expenses	63,556	75,121
Other accrued liabilities	200,116	226,985
Preferred stock dividend payable	5,970	5,970
Total liabilities	5,033,819	5,732,806
Minority interest	372,847	284,809
Commitments and contingencies
Class A participating convertible preferred units	213,786	213,786
Class A non-participating convertible preferred units	21,501	21,501

Series A cumulative convertible redeemable preferred stock, $.01 par value, 3,627,131 shares authorized, issued and outstanding at June 30, 2006 and December 31, 2005	98,934	98,934
Common stockholders’ equity:
Common stock, $.01 par value, 145,000,000 shares authorized, 71,458,657 and 59,941,552 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	716	599
Additional paid-in capital	1,704,734	1,050,891
Accumulated deficit	(273,284)	(209,005)
Accumulated other comprehensive income	12,193	87
Unamortized restricted stock	—	(15,464)
Total common stockholders’ equity	1,444,359	827,108
Total liabilities, preferred stock and common stockholders’ equity	$7,185,246	$7,178,944

The accompanying notes are an integral part of these financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Revenues:
Minimum rents	$125,929	$114,720	$257,446	$207,736
Percentage rents	2,754	3,068	5,714	5,869
Tenant recoveries	65,532	56,595	132,489	102,416
Management Companies	7,369	6,164	14,626	11,441
Other	6,250	5,959	13,126	11,054
Total revenues	207,834	186,506	423,401	338,516
Expenses:
Shopping center and operating expenses	69,430	58,717	136,689	106,645
Management Companies’ operating expenses	12,125	13,329	26,839	24,377
REIT general and administrative expenses	3,292	3,865	6,990	6,517
Interest expense	70,522	60,788	141,672	102,745
Depreciation and amortization	59,411	53,365	122,085	90,203
Total expenses	214,780	190,064	434,275	330,487
Minority interest in consolidated joint ventures	(541)	(311)	(1,004)	(566)
Equity in income of unconsolidated joint ventures	17,861	16,338	38,877	27,584
Income tax (expense) benefit	(218)	529	315	1,039
(Loss) gain on sale of assets	—	(141)	(501)	1,167
Loss on early extinguishment of debt	—	—	(1,782)	—
Income from continuing operations	10,156	12,857	25,031	37,253
Discontinued operations:
Gain on sale of assets	25,952	—	25,952	297
Income (loss) from discontinued operations	304	(64)	311	(59)
Total from discontinued operations	26,256	(64)	26,263	238
Income before minority interest	36,412	12,793	51,294	37,491
Less: minority interest in Operating Partnership	4,770	1,480	6,230	5,679
Net income	31,642	11,313	45,064	31,812
Less: preferred dividends	5,970	4,566	11,939	6,923
Net income available to common stockholders	$25,672	$6,747	$33,125	$24,889

Earnings per common share - basic:
Income from continuing operations	$0.05	$0.11	$0.16	$0.42
Discontinued operations	0.31	—	0.31	—
Net income	$0.36	$0.11	$0.47	$0.42

Earnings per common share - diluted:
Income from continuing operations	$0.05	$0.11	$0.16	$0.42
Discontinued operations	0.31	—	0.31	—
Net income	$0.36	$0.11	$0.47	$0.42

Weighted average number of common shares outstanding:
Basic	71,458,000	59,099,000	70,152,000	58,984,000
Diluted	85,023,000	73,616,000	83,807,000	73,452,000

The accompanying notes are an integral part of these financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

(Unaudited)

					Accumulated		Total
	Common Stock		Additional		Other	Unamortized	Common
		Par	Paid-in	Accumulated	Comprehensive	Restricted	Stockholders’
	Shares	Value	Capital	Deficit	Income	Stock	Equity
Balance December 31, 2005	59,941,552	$599	$1,050,891	$(209,005)	$87	$(15,464)	$827,108
Comprehensive income:
Net income	—	—	—	45,064	—	—	45,064
Reclassification of deferred losses	—	—	—	—	668	—	668
Interest rate swap/cap agreements	—	—	—	—	11,438	—	11,438
Total comprehensive income	—	—	—	45,064	12,106	—	57,170
Amortization of share-based plans	375,658	4	6,250	—	—	—	6,254
Exercise of stock options	10,347	—	163	—	—	—	163
Employee stock purchases	—	—	203	—	—	—	203
Common stock offering, gross	10,952,381	110	761,080	—	—	—	761,190
Underwriting and offering costs	—	—	(14,691)	—	—	—	(14,691)
Distributions paid ($1.36) per share	—	—	—	(97,404)	—	—	(97,404)
Preferred dividends	—	—	—	(11,939)	—	—	(11,939)
Conversion of Operating Partnership Units	178,719	3	7,051	—	—	—	7,054
Change in accounting principle due to adoption of SFAS No. 123(R)	—	—	(15,464)	—	—	15,464	—
Reclassification upon adoption of SFAS No. 123(R)	—	—	6,000	—	—	—	6,000
Adjustment to reflect minority interest on a pro rata basis per period end ownership percentage of Operating Partnership Units	—	—	(96,749)	—	—	—	(96,749)
Balance June 30, 2006	71,458,657	$716	$1,704,734	$(273,284)	$12,193	$—	$1,444,359

The accompanying notes are an integral part of these financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Six Months
	Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income available to common stockholders	$33,125	$24,889
Preferred dividends	11,939	6,923
Net income	45,064	31,812
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt	1,782	—
Loss (gain) on sale of assets	501	(1,167)
Discontinued operations gain on sale of assets	(25,952)	(297)
Depreciation and amortization	122,951	91,823
Amortization of net premium on mortgage notes payable	(5,949)	(3,369)
Amortization of share-based plans	4,345	4,081
Minority interest in the Operating Partnership	6,230	5,679
Minority interest in consolidated joint ventures	1,397	566
Equity in income of unconsolidated joint ventures	(38,877)	(27,584)
Distributions of income from unconsolidated joint ventures	1,189	3,072
Changes in assets and liabilities, net of acquisitions:
Tenant receivables, net	(8,401)	7,036
Other assets	14,943	(1,561)
Accounts payable and accrued expenses	(17,453)	(9,736)
Due from affiliates	(3,109)	(7,854)
Other accrued liabilities	(14,410)	(662)
Net cash provided by operating activities	84,251	91,839
Cash flows from investing activities:
Acquisitions of property and property improvements	(341,146)	(54,775)
Issuance of note receivable	(10,000)	—
Deferred leasing charges	(10,346)	(10,439)
Distributions from unconsolidated joint ventures	127,016	102,176
Contributions to unconsolidated joint ventures	(8,800)	(77,398)
Repayments of loans to unconsolidated joint ventures	531	166
Proceeds from sale of assets	116,800	7,158
Restricted cash	(1,149)	(4,272)
Net cash used in investing activities	(127,094)	(37,384)
Cash flows from financing activities:
Proceeds from mortgages and bank notes payable	521,270	168,801
Payments on mortgages and bank notes payable	(1,175,205)	(119,592)
Deferred financing costs	(1,148)	(1,331)
Proceeds from share-based plans	366	808
Net proceeds from stock offering	746,819	—
Dividends and distributions	(146,944)	(96,762)
Dividends to preferred stockholders / preferred unitholders	(11,939)	(4,715)
Net cash used in financing activities	(66,781)	(52,791)
Net (decrease) increase in cash	(109,624)	1,664
Cash and cash equivalents, beginning of period	155,113	72,114
Cash and cash equivalents, end of period	$45,489	$73,778
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$155,536	$98,731
Non-cash transactions:
Reclassification from other accrued liabilities to additional paid-in capital upon adoption of SFAS No. 123(R)	$6,000	$—
Acquisition of property by issuance of bank notes payable	$—	$1,198,503
Acquisition of property by assumption of mortgage notes payable	$—	$809,080
Acquisition of property by issuance of convertible preferred units and common units	$—	$239,984

The accompanying notes are an integral part of these financial statements.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

1.              Organization:

The Macerich Company (“Company”) is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community shopping centers located throughout the United States. The Company was organized as a Maryland corporation in September 1993.

The Company is the sole general partner of, and owns or has a majority of the ownership interests in, The Macerich Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). As of June 30, 2006, the Operating Partnership owned or had an ownership interest in 76 regional shopping centers, 19 community shopping centers and two development properties aggregating approximately 80 million square feet of gross leasable area (“GLA”). These 97 regional, community and development shopping centers are referred to hereinafter as the “Centers”, unless the context otherwise requires.

The Company is a self-administered and self-managed real estate investment trust (“REIT”) and conducts all of its operations through the Operating Partnership and the Company’s management companies, Macerich Property Management Company, L.L.C., a Delaware limited liability company, Macerich Management Company, a California corporation (“MMC”), Westcor Partners, L.L.C., a Arizona limited liability company, Macerich Westcor Management LLC, a Delaware limited liability company and Westcor Partners of Colorado, LLC, a Colorado limited liability company. As part of the Wilmorite closing (See Note 11- Acquisitions), the Company acquired MACW Mall Management, Inc., a New York corporation and MACW Property Management, LLC, a New York limited liability company. These two management companies are collectively referred to herein as the “Wilmorite Management Companies.”  The three Westcor management companies are collectively referred to herein as the “Westcor Management Companies.”  All seven of the management companies are collectively referred to herein as the “Management Companies”.

The Company was organized to qualify as a REIT under the Internal Revenue Code of 1986, as amended. As of June 30, 2006, the 16% limited partnership interest of the Operating Partnership not owned by the Company is reflected in these financial statements as minority interest.

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

Accounting for Disposal of Long-Lived Assets:

On January 5, 2005, the Company sold Arizona Lifestyle Galleries for $4,300. The sale of this property resulted in a gain on sale of $297 and the impact on the results for the three and six months ended June 30, 2005 were insignificant.

On June 9, 2006, the Company sold Scottsdale/101 for $117,600 resulting in a gain of $62,961. The Company’s share of the gain was $25,952. Total revenues associated with Scottsdale/101 were $2,044 and $2,589 for the three months ended June 30, 2006 and 2005 and $4,641 and $4,796 for the six months ended June 30, 2006 and 2005, respectively.

During the three months ended June 30, 2006, the Company terminated its plan to sell Crossroads Mall, a 1,268,000 square foot regional shopping center located in Oklahoma City, Oklahoma. The Company had been actively marketing the Center since December 31, 2004. As a result of the change in the plan to sell the Center, the Company has reclassified the results of the Center to continuing operations for the three and six months ended June 30, 2006 and 2005.

Recent Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised), “Share-Based Payment” SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock awards and options, be recognized in the income statement based on their fair values. The Company adopted this statement at January 1, 2006. See Note 14 – Share-Based Plans, for the impact of the adoption of SFAS No. 123 (R) on the results of operations.

In March 2005, FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations - an interpretation of SFAS No. 143.”  FIN No. 47, requires that a liability be recognized for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. As a result of the Company’s adoption of FIN No. 47, the Company recorded an additional liability of $615 in 2005. As of June 30, 2006 and December 31, 2005, the Company’s liability for retirement obligations was $295 and $1,163, respectively.

In June 2005, a consensus was reached by FASB related to Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, controls a Limited Partnership or Similar Entity When the Limited Partners have Certain Rights.”  Effective for general partners of all new limited partnerships and for existing limited partnerships for which the partnership agreements are modified, the guidance in this Issue became effective after June 29, 2005. For general partners in all other limited partnerships, the guidance in this Issue became effective January 1, 2006, and provided that application of either one of two transition methods described in the Issue would be acceptable. The adoption of this Issue did not have a material effect on the Company’s results of operations or financial condition.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 140.” This statement amended SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement also established a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. The Company is required to adopt SFAS No. 155 for fiscal year 2007 and does not expect its adoption to have a material effect on the Company’s results of operations or financial condition.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of previously recognized income tax benefits, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial condition.

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

Derivative Instruments and Hedging Activities

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the Company recognizes all derivatives in the consolidated financial statements and measures the derivatives at fair value. The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk. The Company requires that hedging derivative instruments are effective in reducing the risk exposure that they are designated to hedge. For derivative instruments associated with the hedge of an anticipated transaction, hedge effectiveness criteria also requires that it be probable that the underlying transaction occurs. Any instrument that meets these cash flow hedging criteria, and other criteria required by SFAS No. 133, is formally designated as a hedge at the inception of the derivative contract. The Company designs its hedges to be perfectly effective. When the terms of an underlying transaction are modified resulting in some ineffectiveness, the portion of the change in the derivative fair value related to the ineffectiveness from period to period will be included in net income. If any derivative instrument used for risk management does not meet the hedging criteria, it is marked-to-market each period in the consolidated statements of operations. As of June 30, 2006, all of the Company’s derivative instruments were designated as cash flow hedges.

On an ongoing quarterly basis, the Company adjusts its balance sheet to reflect the current fair value of its derivatives. Changes in the fair value of derivatives are recorded each period in income or comprehensive income, depending on whether the derivative is designated and effective as part of a hedged transaction. To the extent that the change in value of a derivative does not perfectly offset the change in value of the instrument being hedged, the ineffective portion of the hedge is immediately recognized in income. There were no ineffective portions during the three and six months ended June 30, 2006 and 2005. Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to income. This reclassification occurs when the hedged items are also recognized in income. The Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.

To determine the fair value of derivative instruments, the Company uses standard market conventions and techniques such as discounted cash flow analysis, option pricing models, and termination cost at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

As of June 30, 2006 and December 31, 2005, the Company had $2,094 and $2,762, respectively, reflected in other comprehensive income related to treasury rate locks settled in prior years. The Company reclassified $336 and $330 for the three months ended June 30, 2006 and 2005 and $668 and $668 for the six months ended June 30, 2006 and 2005, respectively, related to treasury rate lock transactions settled in prior years from accumulated other comprehensive income to earnings. It is anticipated that an additional $661 will be reclassified during the remainder of 2006.

Interest rate swap and cap agreements are purchased by the Company from third parties to hedge the risk of interest rate increases on some of the Company’s floating rate debt. Payments received as a result of these agreements are recorded as a reduction of interest expense. The fair value of these agreements are included in deferred charges and other assets. The fair value of these agreements will vary with fluctuations in interest rates and will either be recorded in income or other comprehensive income depending on its effectiveness. The Company will be exposed to credit loss in the event of nonperformance by the counter parties to the financial instruments; however, management does not anticipate nonperformance by the counter parties. Additionally, the Company recorded other comprehensive income (loss) of $11,438 and ($645) related to the marking-to-market of interest rate swap/cap agreements for the six months ended June 30, 2006 and 2005, respectively. The interest rate caps and interest rate swap transactions are described below.

The $450,000 term loan (See Note 7 – Bank Notes Payable) has an interest rate swap agreement which effectively fixes the interest rate at 6.30% from December 1, 2005 to April 15, 2010. The fair value of the swap at June 30, 2006 and December 31, 2005 was $10,391 and ($927), respectively.

The Company has an interest rate cap from July 9, 2004 to August 9, 2007 with a notional amount of $30,000 on its loan at La Cumbre Plaza (See Note 6 – Mortgage Notes Payable). This interest rate cap prevents the LIBOR rate from exceeding 7.12%. The fair value of this cap agreement at June 30, 2006 and December 31, 2005 was zero.

The Company has an interest rate cap agreement from September 9, 2005 to December 15, 2007 with a notional amount of $72,000 on its Greece Ridge loan (See Note 6 – Mortgage Notes Payable). This interest rate cap prevents the LIBOR rate from exceeding 6.625% through September 15, 2006 and 7.95% through December 15, 2007. The fair value of the cap agreement at June 30, 2006 and December 31, 2005 was zero.

The Company has an interest rate cap agreement from February 2, 2006 to March 1, 2008 with a notional amount of $50,000 on its Panorama loan (See Note 6 – Mortgage Notes Payable). This interest rate cap prevents the LIBOR rate from exceeding 6.65%. The fair value of the cap agreement at June 30, 2006 was $12.

The Company has an interest rate cap agreement from July 1, 2006 to July 1, 2007 with a notional amount of $92,000 on its loan at The Oaks (See Note 6 – Mortgage Notes Payable). This interest rate cap prevents the LIBOR rate from exceeding 7.10%. The fair value of the cap agreement at June 30, 2006 was zero.

Earnings per Share (“EPS”):

The computation of basic earnings per share is based on net income and the weighted average number of common shares outstanding for the three and six months ended June 30, 2006 and 2005. The computation of diluted earnings per share includes the effect of dilutive securities calculated using the treasury stock method. The OP units not held by the Company have been included in the diluted EPS since they may be redeemable on a one-for-one basis for common stock, at the Company’s option.

The following table computes the basic and diluted earnings per share calculation (dollars and shares in thousands):

	For the Three Months Ended June 30,
	2006			2005
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Net income	$31,642			$11,313
Less: Preferred dividends (1)	5,970			4,566

Basic EPS:
Net income available to common stockholders	25,672	71,458	$0.36	6,747	59,099	$0.11

Diluted EPS:
Conversion of OP units	4,770	13,280		1,480	14,136
Employee stock options	—	285		—	381
Net income available to common stockholders	$30,442	85,023	$0.36	$8,227	73,616	$0.11

	For the Six Months Ended June 30,
	2006			2005
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Net income	$45,064			$31,812
Less: Preferred dividends (1)	11,939			6,923

Basic EPS:
Net income available to common stockholders	33,125	70,152	$0.47	24,889	58,984	$0.42

Diluted EPS:
Conversion of OP units	6,230	13,365		5,679	14,105
Employee stock options	—	290		—	363
Net income available to common stockholders	$39,355	83,807	$0.47	$30,568	73,452	$0.42

(1) Preferred dividends included convertible preferred units of $3,503 and $2,208 for the three months ended June 30, 2006 and 2005 and $7,007 and $2,208 for the six months ended June 30, 2006 and 2005, respectively (See Note 11 – Acquisitions).

The minority interest in the Operating Partnership as reflected in the Company’s consolidated statements of operations has been allocated for EPS calculations as follows:

	For the Three Months Ended		For the Six Months Ended
	2006	2005	2006	2005
Income from continuing operations	$655	$1,492	$2,028	$5,633
Discontinued operations:
Gain on sale of assets	4,067	—	4,152	57
Income (loss) from discontinued operations	48	(12)	50	(11)
Total	$4,770	$1,480	$6,230	$5,679

3.              Investments in Unconsolidated Joint Ventures:

The following are the Company’s investments in unconsolidated joint ventures. The Operating Partnership’s interest in each joint venture property as of June 30, 2006 is as follows:

Partnership’s
Joint Venture	Ownership %
SDG Macerich Properties, L.P.	50.0%

Pacific Premier Retail Trust	51.0%

Westcor Joint Ventures:
Camelback Colonnade SPE LLC	75.0%
Chandler Festival SPE, LLC	50.0%
Chandler Gateway SPE LLC	50.0%
Coolidge Holding LLC	37.5%
Desert Sky Mall—Tenants in Common	50.0%
East Mesa Land, L.L.C.	50.0%
East Mesa Mall, L.L.C.—Superstition Springs Center	33.3%
Jaren Associates #4	12.5%
New River Associates—Arrowhead Towne Center	33.3%
Propcor II Associates, LLC—Boulevard Shops	50.0%
Russ Lyon Realty/Westcor Venture I	50.0%
SanTan Village Phase 2 LLC	34.9%
Scottsdale Fashion Square Partnership	50.0%
Westcor/Gilbert, L.L.C.	50.0%
Westcor/Goodyear, L.L.C.	50.0%
Westcor/Queen Creek LLC	37.5%
Westcor/Queen Creek Residential LLC	37.5%
Westcor/Surprise LLC	33.3%
Westlinc Associates—Hilton Village	50.0%
Westpen Associates	50.0%

Other Joint Ventures:
Biltmore Shopping Center Partners LLC	50.0%
Chandler Village Center, LLC	50.0%
Corte Madera Village, LLC	50.1%
Kierland Tower Lofts, LLC	15.0%
Macerich Northwestern Associates	50.0%
MetroRising AMS Holding LLC	15.0%
NorthPark Land Partners, LP	50.0%
NorthPark Partners, LP	50.0%
PHXAZ/Kierland Commons, L.L.C.	24.5%
Propcor Associates	25.0%
Tysons Corner Holdings LLC	50.0%
Tysons Corner Property Holdings LLC	50.0%
Tysons Corner LLC	50.0%
Tysons Corner Property Holdings II LLC	50.0%
Tysons Corner Property LLC	50.0%
Westcor/Queen Creek Commercial LLC	37.6%
Westcor/Queen Creek Medical LLC	37.6%
Westcor/Surprise Auto Park LLC	33.3%
West Acres Development, LLP	19.0%
W.M. Inland, L.L.C.	50.0%
WM Ridgmar, L.P.	50.0%

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

On April 8, 2005, the Company formed a 50/50 joint venture with an affiliate of Walton Street Capital, LLC, and acquired Ridgmar Mall, a 1.3 million square foot super-regional mall in Fort Worth, Texas. The total purchase price was $71,075 and concurrently with the transaction, the joint venture placed a $57,400 fixed rate loan on the property with an annual interest rate of 6.0725%. The balance of the Company’s pro rata share, $6,838, of the purchase price was funded by borrowings under the Company’s line of credit. The results of Ridgmar Mall are included below for the period subsequent to its date of acquisition.

On April 25, 2005, as part of the Wilmorite acquisition (See Note 11 – Acquisitions), the Company became a 50% joint venture partner in Tysons Corner, a 2.2 million super-regional mall in McLean, Virginia. The results of Tysons Corner below are included for the period subsequent to its date of acquisition.

Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.

Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures

	June 30,	December 31,
	2006	2005
Assets:
Properties, net	$4,097,482	$4,127,540
Other assets	457,969	333,022
Total assets	$4,555,451	$4,460,562

Liabilities and partners’ capital:
Mortgage notes payable(1)	$3,329,998	$3,077,018
Other liabilities	166,825	169,253
The Company’s capital(2)	541,649	618,803
Outside partners’ capital	516,979	595,488
Total liabilities and partners’ capital	$4,555,451	$4,460,562

(1)         Certain joint ventures have debt that could become recourse debt to the Company should the joint venture be unable to discharge the obligations of the related debt. As of June 30, 2006 and December 31, 2005, the total amount of debt that could become recourse to the Company was $10,204 and $21,630, respectively.

(2)         The Company’s investment in unconsolidated joint ventures was $453,725 and $456,818 more than the underlying equity as reflected in the joint ventures’ financial statements as of June 30, 2006 and December 31, 2005, respectively. This represents the difference between the cost of the investment and the book value of the underlying equity of the joint venture. The Company is amortizing this difference into income on a straight-line basis, consistent with the depreciable lives on property. The depreciation and amortization was $3,432 and $2,406 for the three months ended June 30, 2006 and 2005, and $7,015 and $5,842 for the six months ended June 30, 2006 and 2005, respectively.

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures

	SDG	Pacific	Westcor	Other
	Macerich	Premier	Joint	Joint
	Properties	Retail Trust	Ventures	Ventures	Total
Three Months Ended June 30, 2006
Revenues:
Minimum rents	$23,209	$30,517	$23,897	$42,298	$119,921
Percentage rents	500	1,019	1,068	1,370	3,957
Tenant recoveries	11,019	12,557	10,448	21,339	55,363
Other	815	1,006	1,443	3,496	6,760
Total revenues	35,543	45,099	36,856	68,503	186,001
Expenses:
Shopping center and operating expenses	14,414	12,179	12,441	25,494	64,528
Interest expense	11,273	12,860	10,390	15,286	49,809
Depreciation and amortization	7,157	7,334	7,878	13,938	36,307
Total operating expenses	32,844	32,373	30,709	54,718	150,644
Gain on sale or write-down of assets	—	—	580	325	905
Net income	$2,699	$12,726	$6,727	$14,110	$36,262
Company’s equity in net income	$1,349	$6,479	$2,272	$7,761	$17,861

Three Months Ended June 30, 2005
Revenues:
Minimum rents	$22,864	$28,295	$22,312	$31,166	$104,637
Percentage rents	655	1,027	461	1,105	3,248
Tenant recoveries	11,222	9,852	9,614	16,406	47,094
Other	1,084	978	1,170	2,997	6,229
Total revenues	35,825	40,152	33,557	51,674	161,208
Expenses:
Shopping center and operating expenses	13,632	11,535	11,489	19,452	56,108
Interest expense	8,219	12,832	8,329	13,304	42,684
Depreciation and amortization	7,198	7,080	6,913	10,164	31,355
Total operating expenses	29,049	31,447	26,731	42,920	130,147
Gain on sale of assets	—	—	579	—	579
Net income	$6,776	$8,705	$7,405	$8,754	$31,640
Company’s equity in net income	$3,388	$4,425	$4,570	$3,955	$16,338

Six Months Ended June 30, 2006
Revenues:
Minimum rents	$47,233	$61,894	$48,719	$81,861	$239,707
Percentage rents	1,609	2,656	1,990	3,098	9,353
Tenant recoveries	22,639	24,066	20,958	45,247	112,910
Other	1,612	1,868	3,004	7,724	14,208
Total revenues	73,093	90,484	74,671	137,930	376,178
Expenses:
Shopping center and operating expenses	29,030	24,250	23,593	49,811	126,684
Interest expense	20,443	25,684	19,054	27,455	92,636
Depreciation and amortization	14,524	14,491	15,119	28,495	72,629
Total operating expenses	63,997	64,425	57,766	105,761	291,949
Gain on sale or write-down of assets	—	—	580	325	905
Net income	$9,096	$26,059	$17,485	$32,494	$85,134
Company’s equity in net income	$4,547	$13,192	$6,268	$14,870	$38,877

	SDG	Pacific	Westcor	Other
	Macerich	Premier	Joint	Joint
	Properties	Retail Trust	Ventures	Ventures	Total
Six Months Ended June 30, 2005
Revenues:
Minimum rents	$45,820	$56,865	$43,928	$51,217	$197,830
Percentage rents	1,860	2,306	1,014	1,989	7,169
Tenant recoveries	22,313	20,271	18,917	25,910	87,411
Other	2,504	1,903	2,204	5,500	12,111
Total revenues	72,497	81,345	66,063	84,616	304,521
Expenses:
Shopping center and operating expenses	28,267	23,271	21,969	32,890	106,397
Interest expense	16,823	24,128	16,721	21,560	79,232
Depreciation and amortization	14,387	13,894	16,519	16,279	61,079
Total operating expenses	59,477	61,293	55,209	70,729	246,708
Gain on sale of assets	—	—	1,459	—	1,459
Net income	$13,020	$20,052	$12,313	$13,887	$59,272
Company’s equity in net income	$6,510	$10,211	$4,679	$6,184	$27,584

Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company. Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life (“NML”) of $135,099 and $137,954 as of June 30, 2006 and December 31, 2005, respectively. NML is considered a related party because they are a joint venture partner with the Company in Macerich Northwestern Associates. Interest expense incurred on these borrowings amounted to $2,269 and $2,377 for the three months ended June 30, 2006 and 2005 and $4,545 and $4,725 for the six months ended June 30, 2006 and 2005, respectively.

4.              Property:

Property consists of the following:

	June 30,	December 31,
	2006	2005
Land	$1,185,336	$1,095,180
Building improvements	4,742,796	4,604,803
Tenant improvements	224,889	222,619
Equipment and furnishings	80,638	75,836
Construction in progress	206,930	162,157
	6,440,589	6,160,595
Less accumulated depreciation	(795,704)	(722,099)
	$5,644,885	$5,438,496

The Company had a loss of $622 from the sale of assets and a $121 gain from the sale of land, during the six months ended June 30, 2006 and a loss of $141 from the sale of assets and a gain on sale of land of $1,308 for the six months ended June 30, 2005.

5.              Deferred Charges And Other Assets:

Deferred charges and other assets are summarized as follows:

	June 30,	December 31,
	2006	2005
Leasing	$120,666	$117,060
Financing	36,035	39,323
Intangible assets resulting from SFAS No. 141 allocations:
In-place lease values	207,844	218,488
Leasing commissions and legal costs	36,435	36,732
	400,980	411,603
Less accumulated amortization	(157,871)	(142,747)
	243,109	268,856
Other assets	94,741	91,361
	$337,850	$360,217

Additionally, as it relates to SFAS No. 141, a deferred credit representing the allocated value to below market leases of $82,529 and $84,241 is recorded in “Other accrued liabilities” of the Company, as of June 30, 2006 and December 31, 2005, respectively. Included in “Other assets” of the Company is an allocated value of above market leases of $34,327 and $28,660, as of June 30, 2006 and December 31, 2005, respectively. The allocated values of below and above market leases will be amortized into minimum rents on a straight-line basis over the individual remaining lease terms.

6.              Mortgage Notes Payable:

Mortgage notes payable consist of the following:

	Carrying Amount of Mortgage Notes (a)					Monthly
	June 30, 2006		December 31, 2005		Interest	Payment	Maturity
Property Pledged as Collateral	Other	Related Party	Other	Related Party	Rate	Term (b)	Date
Borgata	$15,155	$—	$15,422	$—	5.39%	$115	2007
Capitola Mall	—	41,796	—	42,573	7.13%	380	2011
Carmel Plaza	26,870	—	27,064	—	8.18%	202	2009
Chandler Fashion Center	174,398		175,853	—	5.48%	1,043	2012
Chesterfield Towne Center (c)	57,834	—	58,483	—	9.07%	548	2024
Citadel, The	63,097	—	64,069	—	7.20%	544	2008
Danbury Fair Mall	186,026	—	189,137	—	4.64%	1,225	2011
Eastview Commons	9,263	—	9,411	—	5.46%	66	2010
Eastview Mall	103,766	—	104,654	—	5.10%	592	2014
Fiesta Mall	84,000	—	84,000	—	4.88%	346	2015
Flagstaff Mall	37,000	—	37,000	—	4.97%	155	2015
FlatIron Crossing	192,637	—	194,188	—	5.23%	1,102	2013
Freehold Raceway Mall	186,336	—	189,161	—	4.68%	1,184	2011
Fresno Fashion Fair	65,067	—	65,535	—	6.52%	437	2008
Great Northern Mall	41,262	—	41,575	—	5.19%	224	2013
Greece Ridge Center (d)	72,000	—	72,012	—	5.55%	305	2007
Greeley Mall (e)	28,567	—	28,849	—	6.18%	197	2013
La Cumbre Plaza (f)	30,000	—	30,000	—	5.78%	133	2007
La Encantada (g)	51,000	—	45,905	—	6.91%	248	2008
Marketplace Mall	41,015	—	41,545	—	5.30%	267	2017
Northridge Mall (h)	83,185	—	83,840	—	4.84%	453	2009
Northwest Arkansas Mall	53,656	—	54,442	—	7.33%	434	2009
Oaks, The (i)	92,000	—	108,000		5.40%	487	2007
Pacific View	90,883	—	91,512		7.16%	648	2011
Panorama Mall (j)	50,000	—	32,250	—	5.48%	228	2010
Paradise Valley Mall	75,969	—	76,930	—	5.39%	506	2007
Paradise Valley Mall	22,598	—	23,033	—	5.89%	183	2009
Pittsford Plaza	25,608	—	25,930	—	5.02%	160	2013
Prescott Gateway (k)	35,280	—	35,280	—	6.90%	177	2007
Paradise Village Ground Leases	—	—	7,190	—	5.39%	—		(l)
Queens Center	92,753	—	93,461	—	6.88%	633	2009
Queens Center	111,143	111,142	111,958	111,958	7.00%	1,501	2013
Rimrock Mall	43,748	—	44,032	—	7.45%	320	2011
Rotterdam Square (m)	9,651	—	9,786	—	6.90%	63	2006
Salisbury, Centre at (n)	115,000	—	79,875	—	5.79%	316	2016
Santa Monica Place	80,563	—	81,052	—	7.70%	606	2010
Scottsdale/101	—	—	56,000	—	6.05%	—		(o)
Shoppingtown Mall	46,989	—	47,752	—	5.01%	319	2011
South Plains Mall	60,123	—	60,561	—	8.22%	454	2009
South Towne Center	64,000	—	64,000	—	6.61%	357	2008
Towne Mall	15,509	—	15,724	—	4.99%	101	2012
Twenty-Ninth Street (p)	58,425	—	—	—	6.36%	297	2007
Valley River Center (q)	100,000	—	—	—	5.58%	465	2016
Valley View Center	125,000	—	125,000	—	5.72%	604	2011
Victor Valley, Mall of	53,017	—	53,601	—	4.60%	304	2008
Village Center	—	—	6,877	—	5.39%	—		(l)
Village Fair North	11,368	—	11,524	—	5.89%	82	2008
Village Plaza	4,874	—	5,024	—	5.39%	47		(r)
Vintage Faire Mall	65,824	—	66,266	—	7.89%	508	2010
Westside Pavilion	94,207	—	94,895	—	6.67%	628	2008
Wilton Mall	47,573	—	48,541	—	4.79%	349	2009
	$3,194,239	$152,938	$3,088,199	$154,531

(a)                   The mortgage notes payable balances include the unamortized debt premiums (discount). Debt premiums (discount) represent the excess of the fair value of debt over the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method.

The debt premiums (discount) as of June 30, 2006 and December 31, 2005 consist of the following:

Property Pledged as Collateral	2006	2005
Borgata	$394	$538
Danbury Fair Mall	19,765	21,862
Eastview Commons	877	979
Eastview Mall	2,159	2,300
Freehold Raceway Mall	17,522	19,239
Great Northern Mall	(205)	(218)
Marketplace Mall	1,894	1,976
Paradise Valley Mall	395	789
Paradise Valley Mall	831	978
Pittsford Plaza	1,109	1,192
Paradise Village Ground Leases	—	30
Rotterdam Square	56	110
Shoppingtown Mall	5,359	5,896
Towne Mall	605	652
Victor Valley, Mall of	538	699
Village Center	—	35
Village Fair North	194	243
Village Plaza	53	130
Wilton Mall	4,928	5,661
	$56,474	$63,091

(b)                   This represents the monthly payment of principal and interest.

(c)                    In addition to monthly principal and interest payments, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property’s gross receipts exceeds a base amount. Contingent interest expense recognized by the Company was $142 and $131 and $212 and $330 for the three and six months ended June 30, 2006 and 2005, respectively.

(d)                   The floating rate loan bears interest at LIBOR plus 0.65%. The Company has stepped interest rate cap agreements over the term of the loan that effectively prevents LIBOR from exceeding 7.95%.

(e)                    The loan was defeased in July 2006 concurrent with the sale of the property.

(f)                      The floating rate loan bears interest at LIBOR plus 0.88% that matures in August 9, 2007 with two one-year extensions through August 9, 2009. The Company has an interest rate cap agreement over the loan term which effectively prevents LIBOR from exceeding 7.12%. At June 30, 2006 and December 31, 2005, the total interest rate was 5.78% and 5.25%, respectively.

(g)                   This represents a construction loan that bore interest at LIBOR plus 2.0%. On January 6, 2006, the Company modified the loan to reduce the interest rate to LIBOR plus 1.75% with the opportunity for further reduction upon satisfaction of certain conditions to LIBOR plus 1.50%. The maturity was extended to August 1, 2008 with two extension options of eighteen and twelve months, respectively.

(h)                   The loan bore interest at LIBOR plus 2.0% for six months and then converted at January 1, 2005 to a fixed rate loan at 4.94%. The effective interest rate over the entire term is 4.84%.

(i)                      Concurrent with the acquisition of the mall, the Company placed a $108,000 loan bearing interest at LIBOR plus 1.15% and maturing July 1, 2004 with three consecutive one-year options. $92,000 of the loan is at LIBOR plus 0.7% and $16,000 was at LIBOR plus 3.75%. The Company extended the loan maturity to July 2007. In May 2006, the Company paid off $16,000 of the loan. The Company has an interest rate cap agreement over the loan term which effectively prevents LIBOR from exceeding 7.10%. At June 30, 2006 and December 31, 2005, the total interest rate was 5.40% and 5.25%, respectively.

(j)                      On February 15, 2006, the Company paid off the existing $32,250 floating rate loan that bore interest at LIBOR plus 1.65% and replaced it with a $50.0 million floating rate loan that bears interest at LIBOR plus 0.85% and matures in February 2010. There is an interest rate cap agreement on the new loan which effectively prevents LIBOR from exceeding 6.65%. At June 30, 2006 and December 31, 2005, the total interest rate was 5.48% and 4.90%, respectively.

(k)                    The floating rate loan bears interest at LIBOR plus 1.65%. At June 30, 2006 and December 31, 2005, the total interest rate was 6.90% and 6.03%, respectively.

(l)                      These loans were paid off in full on January 3, 2006.

(m)                 The floating rate loan bears interest at LIBOR plus 1.75%. At June 30, 2006 and December 31, 2005, the total interest rate was 6.90% and 6.00%, respectively.

(n)                   This floating rate loan bore interest at LIBOR plus 1.375% and was to mature on February 20, 2006. On April 19, 2006, the Company refinanced the loan on the property. The existing loan was replaced with an $115,000 loan bearing interest at 5.79% and maturing on May 1, 2016.

(o)                   The loan was paid off in June 2006 concurrent with the sale of the property.

(p)                   On June 7, 2006, the Company placed a construction note payable on the property for up to $115,000, which bears interest at LIBOR plus a spread of 1.1% to 1.25% depending on the occupancy rate. The loan matures in June 2007, with two one-year extension options. At June 30, 2006, the total interest rate was 6.36%

(q)                   Concurrent with the acquisition of this property, the Company placed a $100,000 loan that bears interest at 5.58% and matures on February 16, 2016.

(r)                     This loan was paid off in full on August 1, 2006.

Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

Total interest expense capitalized was $3,103 and $2,152 for the three months ended June 30, 2006 and 2005, respectively, and $6,140 and $4,417 and for the six months ended, June 30, 2006 and 2005, respectively.

Related party mortgage notes payable are amounts due to affiliates of NML.

The fair value of mortgage notes payable is estimated to be approximately $3,792,670 and $3,341,000, at June 30, 2006 and December 31, 2005, respectively, based on current interest rates for comparable loans.

7.              Bank Notes Payable:

At June 30, 2006, the Company had a $1,000,000 revolving line of credit that was set to mature on July 30, 2007 plus a one-year extension. On July 20, 2006, the Company amended and expanded the revolving line of credit to $1,500,000 and extended the maturity to April 25, 2010 with a one-year extension option. The interest rate, after amendment, will fluctuate from LIBOR plus 1.0% to LIBOR plus 1.35% depending on the Company’s overall leverage. As of June 30, 2006 and December 31, 2005, borrowings outstanding were $717,000 and $863,000 at an average interest rate of 6.75% and 5.93%, respectively.

On May 13, 2003, the Company issued $250,000 in unsecured notes maturing in May 2007 with a one-year extension option bearing interest at LIBOR plus 2.50%. The proceeds were used to pay down the Company’s line of credit. At June 30, 2006 and December 31, 2005, $250,000 was outstanding at an interest rate of 6.43% and 6.0%, respectively. The Company had an interest rate swap agreement from November 2003 to October 13, 2005, which effectively fixed the LIBOR rate at 4.45%. On April 25, 2005, the Company modified the notes and reduced the interest rate from LIBOR plus 2.5% to LIBOR plus 1.5%.

On April 25, 2005, concurrent with the Wilmorite acquisition (See Note 11 – Acquisitions), the Company obtained a five-year, $450,000 term loan bearing interest at LIBOR plus 1.50% and a $650,000 acquisition loan which had a term of up to two years and bore interest initially at LIBOR plus 1.60%. In November 2005, the Company entered into an interest rate swap agreement that effectively fixed the interest rate of the $450,000 term loan at 6.30% from December 1, 2005 to April 15, 2010. At December 31, 2005, the entire term loan and $619,000 of the acquisition loan were outstanding with interest rates of 6.30% and 6.04%, respectively. On January 19, 2006, concurrent with a stock offering (See Note 12 – Stock Offering), the acquisition loan was paid off in full, resulting in a loss on early extinguishment of debt of $1,782. As of June 30, 2006, the entire term loan was outstanding with an interest rate of 6.30%.

As of June 30, 2006 and December 31, 2005, the Company was in compliance with all applicable loan covenants.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Management Fees
MMC	$2,781	$2,333	$5,792	$4,685
Westcor Management Companies	1,675	1,489	3,339	2,887
Wilmorite Management Companies	369	135	712	135
	$4,825	$3,957	$9,843	$7,707

Development and Leasing Fees
MMC	$231	$421	$489	$665
Westcor Management Companies	927	469	1,683	862
Wilmorite Management Companies	25	223	72	223
	$1,183	$1,113	$2,244	$1,750

Certain mortgage notes on the properties are held by NML (See Note 6 – Mortgage Notes Payable). Interest expense in connection with these notes was $2,715 and $2,360 for the three months ended June 30, 2006 and 2005, and $5,412 and $4,392 for the six months ended June 30, 2006 and 2005, respectively. Included in accounts payable and accrued expenses is interest payable to these partners of $771 and $782 at June 30, 2006 and December 31, 2005, respectively.

As of June 30, 2006 and December 31, 2005, the Company had loans to unconsolidated joint ventures of $884 and $1,415, respectively. Interest income associated with these notes was $21 and $93 for the three months ended June 30, 2006 and 2005 and $45 and $181 for the six months ended June 30, 2006 and 2005, respectively. These loans represent initial funds advanced to development stage projects prior to construction loan funding. Correspondingly, loan payables have in the same amount have been accrued as an obligation by the various joint ventures.

Due from affiliates of $7,367 and $4,258 at June 30, 2006 and December 31, 2005, respectively, represents unreimbursed costs and fees due from unconsolidated joint ventures under management agreements.

Certain Company officers and affiliates have guaranteed mortgages of $21,750 at one of the Company’s joint venture properties.

9.              Commitments and Contingencies:

The Company has certain properties that are subject to non-cancelable operating ground leases. The leases expire at various times through 2078, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined. Ground rent expenses were $835 and $1,015 for the three months ended June 30, 2006 and 2005 and $2,114 and $1,878 for the six months ended June 30, 2006 and 2005, respectively. No contingent rent was incurred in either period.

As of June 30, 2006 and December 31, 2005, the Company was contingently liable for $6,012 and $5,616, respectively, in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company. In addition, the Company has a $24,000 letter of credit that serves as collateral to a liability assumed in the acquisition of Wilmorite (See Note 11 - Acquisitions).

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

The total purchase price was approximately $2,333,333, plus adjustments for working capital, including the assumption of approximately $877,174 of existing debt with an average interest rate of 6.43% and the issuance of $234,169 of convertible preferred units (“CPUs”) and $5,815 of common units in Wilmorite Holdings. The balance of the consideration to the equity holders of Wilmorite and Wilmorite Holdings was paid in cash, which was provided primarily by a five-year, $450,000 term loan bearing interest at LIBOR plus 1.50% and a $650,000 acquisition loan which had a term of up to two years and bore interest initially at LIBOR plus 1.60%. In January 2006, the acquisition loan was paid off in full (See Note 7 – Bank Notes Payable). An affiliate of the Operating Partnership is the general partner, and together with other affiliates, own approximately 83% of Wilmorite Holdings, with the remaining 17% held by those limited partners of Wilmorite Holdings who elected to receive CPUs or common units in Wilmorite Holdings rather than cash. Approximately $212,668 of the CPUs can be redeemed, subject to certain conditions, for the portion of the Wilmorite portfolio that consists of Eastview Mall, Eastview Commons, Greece Ridge Center,

Marketplace Mall and Pittsford Plaza. That right is exercisable during a period of three months beginning on August 31, 2007.

On an unaudited pro forma basis, reflecting the acquisition of Wilmorite as if it had occurred on January 1, 2005, the Company would have reflected net income available to common stockholders of $20,302 for the six months ended June 30, 2005. Net income available to common stockholders on a diluted per share basis would have been $0.34 for the six months ended June 30, 2005. Total consolidated revenues of the Company would have been $404,360 for the six months ended June 30, 2005.

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

12.       Stock Offering:

On January 19, 2006, the Company issued 10,952,381 common shares for net proceeds of $746,499. The proceeds from issuance of the shares were used to pay off the $619,000 acquisition loan (See Note 7 - Bank Notes Payable) and to pay down a portion of the Company’s line of credit pending use to pay part of the purchase price for Valley River Center (See Note 11 – Acquisitions).

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

The Company has made Taxable REIT Subsidiary elections for all of its corporate subsidiaries other than its Qualified REIT Subsidiaries. The elections, effective for the year beginning January 1, 2001 and future years, were made pursuant to section 856(l) of the Internal Revenue Code. The Company’s Taxable REIT Subsidiaries (“TRSs”) are subject to corporate level income taxes which are provided for in the Company’s consolidated financial statements. The Company’s primary TRSs include Macerich Management Company and Westcor Partners, LLC.

The income tax expense (benefit) of the TRSs is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Current	$9	$(100)	$20	$(140)
Deferred	209	(429)	(335)	(899)
Total income tax expense (benefit)	$218	$(529)	$(315)	$(1,039)

SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred tax assets and liabilities of the TRS’s relate primarily to differences in the book and tax bases of property and to operating loss carryforwards for federal income tax purposes. A valuation allowance for deferred tax assets is provided if the Company believes it is more likely than not that all or some portion of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent on the Company generating sufficient taxable income in future periods. The net operating loss carryforwards are currently scheduled to expire through 2025, beginning in 2011. Net deferred tax assets were $10,791 and $10,256 at June 30, 2006 and December 31, 2005, respectively.

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

2003 Equity Incentive Plan

The 2003 Equity Incentive Plan (“2003 Plan”) authorizes the grant of stock awards, stock options, stock appreciation rights, stock units, stock bonuses, performance based awards, dividend equivalent rights and operating partnership units or other convertible or exchangeable units. As of June 30, 2006, only stock awards and stock options have been granted under the 2003 Plan. All awards granted under the 2003 Plan have a term of 10 years or less. These awards were generally granted based on certain performance criteria for the Company and the employees. The aggregate number of shares of common stock that may be issued under the 2003 Plan is 6,000,000 shares. As of June 30, 2006, there were 5,353,799 shares available for issuance under the 2003 Plan.

The following stock awards and stock options have been granted under the 2003 Plan:

Stock Awards

The outstanding stock awards vest over three years and the compensation expense related to the grants are determined by the market value at the grant date and are amortized over the vesting period on a straight-line basis. Stock awards are subject to restrictions determined by the Company’s compensation committee. Stock awards have the same dividend and voting rights as common stock. Compensation expense for stock awards was $2,985 and $3,495, for the three months ended June 30, 2006 and 2005, and $5,987 and $5,761 for the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, there was $22,979 of total unrecognized compensation cost related to non-vested stock awards. This cost is expected to be recognized over a weighted average period of three years.

The following table summarizes the non-vested stock awards activity during the three months ended June 30, 2006:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Vaue
Balance at December 31, 2005	523,654	$42.12
Granted	182,550	$73.95
Vested	(279,904)	$42.73
Forfeitures	(1,530)	$58.77
Balance at June 30, 2006	424,770	$48.30

Stock Options

The outstanding stock options vest six months after the grant date and were issued at the fair value of the common stock at the grant date. The term of these stock options is ten years from the grant date. The Company has not issued stock options since 2003. All outstanding stock options were fully vested as of December 31, 2005, and therefore, were not impacted by the adoption of SFAS No. 123(R).

The following table summarizes the activity of stock options outstanding during the three months ended June 30, 2006:

Weighted
	Number of	Average
	Options	Exercise Price
Balance at December 31, 2005	2,500	$39.43
Granted	—	$—
Exercised	—	$—
Forfeitures	—	$—
Balance at June 30, 2006	2,500	$39.43

Directors’ Phantom Stock Plan

The Directors’ Phantom Stock Plan offers non-employee members of the board of directors (“Directors”) the opportunity to defer their cash compensation and to receive that compensation in common stock rather than in cash after termination of service or a predetermined period. Compensation generally includes the annual retainer and regular meeting fees payable by the Company to the Directors. Every Director has elected to receive their compensation in common stock. Deferred amounts are credited as units of phantom stock at the beginning of each three-year deferral period by dividing the present value of the deferred compensation by the average fair market value of the Company’s common stock at the date of grant. Compensation expense related to the phantom stock award was determined by the amortization of the value of the stock units on a straight-line basis over the applicable three-year service period. The stock units vest as the Directors’ services (to which the fees relate) are rendered. Vested phantom stock units are ultimately paid out in common stock on a one-unit for one-share basis. Stock units receive dividend equivalents in the form of additional stock units based on the dividend amount paid on the common stock. Compensation expense for stock awards was $105 and $267 for the three and six months ended June 30, 2006, respectively. The aggregate number of phantom stock units that may be granted under the Directors’ Phantom Stock Plan is 250,000. As of June 30, 2006, there were 132,775 units available for grant under the Directors’ Phantom Stock Plan. As of June 30, 2006, there was $128 of total unrecognized cost related to non-vested phantom stock units. This cost is expected to be recognized over a weighted average period of one year.

The following table summarizes the activity of the non-vested phantom stock units during the three months ended June 30, 2006:

		Weighted
	Number of	Average
	Units	Grant Date FV
Balance at December 31, 2005	5,858	$43.70
Granted	1,675	$71.22
Vested	(4,603)	$53.71
Forfeited	—	$—
Balance at June 30, 2006	2,930	$43.70

Employee Stock Purchase Plan

The ESPP authorizes eligible employees to purchase the Company’s common stock through voluntary payroll deduction made during periodic offering periods. Under the plan, common stock is purchased at a 10% discount from the lesser of the fair value of common stock at the beginning and ending of the offering period. A maximum of 750,000 shares of common stock is available for purchase under the ESPP. The number of shares available for future purchase under the plan at June 30, 2006 was 736,186.

Other Share-Based Plans

Prior to the adoption of the 2003 Plan, the Company had several other share-based plans. Under these plans, 431,576 and 443,976 stock options were outstanding as of June 30, 2006 and December 31, 2005, respectively. No additional shares may be issued under these plans. All stock options outstanding under these plans were fully vested as of December 31, 2005 and were, therefore, not impacted by the adoption of SFAS No. 123(R). As of June 30, 2006, all of the outstanding shares are exercisable at a weighted average price of $24.08. The weighted average remaining contractual life for options outstanding and exercisable was three years.

15.       Subsequent Events:

On July 13, 2006, the Company sold Park Lane Mall for $20,000 and on July 27, 2006, the Company sold the centers at Holiday Village and Greeley Mall for an aggregate of $86,800. The proceeds from the sales were used primarily to pay down the Company’s line of credit and for general corporate purposes.

On July 20, 2006, the Company amended and expanded the revolving line of credit to $1,500,000 and extended the maturity to April 25, 2010 with a one-year extension option. The interest rate, after extension, will fluctuate from LIBOR plus 1.0% to LIBOR plus 1.35% depending on the Company’s overall leverage.

On July 26, 2006, the Company purchased 11 department stores located in 10 of its Centers from Federated Department Stores, Inc. for approximately $93,000.

On July 28, 2006, a dividend/distribution of $0.68 per share was declared for common stockholders and OP unit holders of record on August 18, 2006.  In addition, the Company declared a dividend of $0.68 on the Company’s Series A Preferred Stock.  All dividends/distributions will be paid on September 8, 2006.

Item 2.                                      Managements Discussion and Analysis of Financial Condition and Results of Operations

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

Management’s Overview and Summary

The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). As of June 30, 2006, the Operating Partnership owned or had an ownership interest in 76 regional shopping centers, 19 community shopping centers and two development properties aggregating approximately 80 million square feet of gross leasable area (“GLA”). These 97 regional, community and development shopping centers are referred to hereinafter as the “Centers”, unless the context otherwise requires. The Company is a self-administered and self-managed real estate investment trust (“REIT”) and conducts all of its operations through the Operating Partnership and the Company’s management companies.

The following discussion is based primarily on the consolidated financial statements of the Company for the six months ended June 30, 2006 and 2005. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

On April 25, 2005, the Company and the Operating Partnership acquired Wilmorite Properties, Inc., a Delaware corporation (“Wilmorite”) and Wilmorite Holdings, L.P., a Delaware limited partnership (“Wilmorite Holdings”).  Wilmorite’s portfolio included interests in 11 regional malls and two open-air community shopping centers with 13.4 million square feet of space located in Connecticut, New York, New Jersey, Kentucky and Virginia.  The total purchase price was approximately $2.333 billion, plus adjustments for working capital, including the assumption of approximately $877.2 million of existing debt with an average interest rate of 6.43% and the issuance of $234 million of convertible preferred units (“CPUs”) and $5.8 million of common units in Wilmorite Holdings.  The balance of the consideration to the equity holders of Wilmorite and Wilmorite Holdings was paid in cash, which was provided primarily by a five-year, $450 million term loan bearing interest at LIBOR plus 1.50% and a $650 million acquisition loan which had a term of up to two years and bore interest initially at LIBOR plus 1.60%.  In January 2006, the acquisition loan was paid-off in full. An affiliate of the Operating Partnership is the general partner and, together with other affiliates, own approximately 83% of Wilmorite Holdings, with the remaining 17% held by those limited partners of Wilmorite Holdings who elected to receive CPUs or common units in Wilmorite Holdings rather than cash.  Approximately $213 million of the CPUs can be redeemed, subject to certain conditions, for the portion of the Wilmorite portfolio generally located in the area of Rochester, New York.  The Wilmorite portfolio, exclusive of Tysons Corner Center and Tysons Corner Office (collectively referred herein as “Tysons Center”), are referred to herein as the “2005 Acquisition Centers.”

On February 1, 2006, the Company acquired Valley River Center, a 916,000 square foot super-regional mall in Eugene, Oregon. The total purchase price was $187.5 million and concurrent with the acquisition, the Company placed a $100.0 million loan on the property. The balance of the purchase price was funded by cash and borrowings under the Company’s line of credit. Valley River Center is referred herein as the “2006 Acquisition Center.”

On June 9, 2006, the Company sold Scottsdale/101, a 564,000 square foot center in Phoenix, Arizona. The sale price was $117.6 million from which $56.0 million was used to payoff the mortgage on the property. The Company’s share of the realized gain was $26.0 million.

Redevelopment

Construction continues on the Twenty Ninth Street project, a signature, outdoor retail development on 62 acres in the heart of Boulder, Colorado. Retail tenants include Ann Taylor Loft, Apple, Bath & Body Works, Borders, California Pizza Kitchen, Coldwater Creek, Muttropolis, Purple Martini, Puma, J. Jill,  and Victoria’s Secret joining anchors Macy’s department store, Wild Oats, Home Depot, and Century Theatres and an array of additional specialty stores and restaurants. Twenty Ninth Street is scheduled to open in phases starting in Fall 2006.

Construction began in the first quarter of 2006 on the SanTan Village regional shopping center in Gilbert, Arizona. The center is an outdoor open air streetscape project planned to contain in excess of 1.2 million square feet on 120 acres. The center will be anchored by Dillard’s and Harkins Theatres and will contain a lifestyle shopping district featuring retail, office, and restaurants. The project is scheduled to open in phases starting in Fall 2007 with the retail phases expected to be completed by late 2008.

Construction at the Westside Pavilion continues on the western part of the Center. The redevelopment will include a 104,000 square foot Landmark Theatre, a Barnes & Noble, and restaurants. The estimated completion of the redevelopment is Fall 2007.

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

The range of the term of the agreements is as follows:

Deferred lease costs	1-15 years
Deferred financing costs	1-15 years
In-place lease values	Remaining lease term plus an estimate for renewal
Leasing commissions and legal costs	5-10 years

Comparison of the Three Months Ended June 30, 2006 and 2005

Many of the variations in the results of operations, discussed below, occurred due to the transactions described above including the 2005 Acquisition Centers and the 2006 Acquisition Center. Kierland Commons, Metrocenter, Ridgmar Mall and Tysons Center are referred to herein as the “Joint Venture Acquisition Centers.” Twenty Ninth Street, Park Lane Mall, Santa Monica Place and Westside Pavilion were under redevelopment during all or a portion of the reporting periods and are referred to herein as the “Redevelopment Centers.” All other Centers, excluding the 2005 Acquisition Centers, the 2006 Acquisition Center and unconsolidated joint venture centers, are referred to herein as the “Same Centers,” unless the context otherwise requires. Unconsolidated joint ventures are reflected using the equity method of accounting. The Company’s pro rata share of the results from these Centers are reflected in the results of operations in the income statement line item entitled “Equity in income from unconsolidated joint ventures.”

Revenues

Minimum and percentage rents increased by $10.9 million or 9.3% from 2005 to 2006. Approximately $8.6 million of the increase was related to the 2005 Acquisition Centers, $2.8 million was related to the 2006 Acquisition Center and $0.1 million related to the Same Centers offset in part by a decrease of $0.7 million at the Redevelopment Centers.

The amortization of above and below market leases, which is recorded in minimum rents as described above, increased to $3.5 million in 2006 from $2.7 million in 2005. The increase is primarily due to the 2006 Acquisition Center and the 2005 Acquisition Centers.

Tenant recoveries increased $8.9 million or 15.7% from 2005 to 2006. Approximately $5.1 million of the increase was related to the 2005 Acquisition Centers, $1.2 million was related to the 2006 Acquisition Center and $2.9 million related to the Same Centers.  These increases were offset by a $0.3 million decrease at the Redevelopment Centers.

Management Companies’ Revenues

Management Companies’ revenues increased to $7.4 million in 2006 from $6.2 million in 2005. The increase is primarily due to management fees received from the Joint Venture Acquisition Centers and an additional third-party management contract.

Shopping Center and Operating Expenses

Shopping center and operating expenses increased $10.7 million or 18.2% from 2005 to 2006. Approximately $5.3 million relates to the 2005 Acquisition Centers, $1.1 million relates to the 2006 Acquisition Center, $3.4 million relates to the Same Centers and $0.1 million relates to the Redevelopment Centers.

Management Companies’ Operating Expenses

Management Companies’ operating expenses decreased to $12.1 million in 2006 from $13.3 million in 2005, primarily due to higher administrative expenses in 2005 due to the 2005 Acquisition Centers.

REIT General and Administrative Expenses

REIT general and administrative expenses decreased to $3.3 million in 2006 from $3.9 million in 2005, primarily due to decreases in share-based compensation expense.

Interest Expense

Interest expense increased $9.7 million in 2006 from 2005. Approximately $5.6 million relates to higher interest rates under the Company’s line of credit, $2.4 million relates to assumed debt from the 2005 Acquisition Centers, $3.4 million relates to the $450 million term loan associated with the 2005 Acquisition Centers, $1.1 million relates to increased interest expense on the $250 million term loan, $1.4 million relates to the 2006 Acquisition Center, and approximately $2.8 million relating to increased interest expense due to refinancings and higher rates on floating rate debt regarding the Same Centers. These increases were offset in part by an approximately $1.0 million decrease in interest expense at the Redevelopment Centers and a $6.0 million decrease in acquisition debt. The decrease in interest on acquisition debt is due to the payoff of the $650 million acquisition loan in January 2006. Additionally, capitalized interest was $3.1 million in 2006, up from $2.1 million in 2005.

Depreciation and Amortization

Depreciation and amortization increased to $59.4 million in 2006 from $53.4 million in 2005. The increase is primarily attributed to the 2005 Acquisition Centers of $3.6 million, the 2006 Acquisition Center of $1.5 million and the Same Centers of $1.9 million. These increases were offset in part by a decrease at the Redevelopment Centers of $1.0 million.

Equity in Income of Unconsolidated Joint Ventures

The equity in income of unconsolidated joint ventures increased to $17.9 million in 2006 from $16.3 million in 2005. Approximately $1.2 million of the increase relates to increased income from the Joint Venture Acquisition Centers and increased minimum rents of $2.0 million from the Pacific Premier Retail Trust joint venture, offset by an increase in interest expense of $1.5 million from the SDG Macerich Properties joint venture.

Discontinued Operations

The increase in discontinued operations relates to the sale of Scottsdale/101 on June 9, 2006. The sale of this property resulted in a gain on sale, at the Company’s pro rata share, of $26.0 million. Additionally, the Company reclassified the results of operations for the three months ended June 30, 2006 and 2005.

During the three months ended June 30, 2006, the Company terminated its plan to sell Crossroads Mall, a 1,268,000 square foot regional shopping center located in Oklahoma City, Oklahoma. The Company had been actively marketing the Center since December 31, 2004. As a result of the change in the plan to sell the Center, the Company has reclassified the results of the Center to continuing operations for the three months ended June 30, 2006 and 2005.

Minority Interest

The minority interest represents the 15.7% weighted average interest of the Operating Partnership not owned by the Company during 2006 compared to 19.3% not owned by the Company during 2005. The change is primarily due to the stock offering by the Company in January 2006.

Funds From Operations

Primarily as a result of the factors mentioned above, Funds from Operations (“FFO”)—Diluted increased 10.7% to $85.3 million in 2006 from $77.1 million in 2005. For the reconciliation of FFO and FFO-diluted to net income available to common stockholders, see “Funds from Operations.”

Comparison of the Six Months Ended June 30, 2006 and 2005

Revenues

Minimum and percentage rents increased by $49.6 million or 23.2% from 2005 to 2006. Approximately $42.1 million of the increase was related to the 2005 Acquisition Centers, $4.7 million was related to the 2006 Acquisition Center and $3.3 million was related to the Same Centers, offset in part by a $0.5 million decrease at the Redevelopment Centers.

The amortization of above and below market leases, which is recorded in minimum rents as described above, increased to $7.4 million in 2006 from $4.5 million in 2005. The increase is primarily due to the 2006 Acquisition Center and the 2005 Acquisition Centers.

Tenant recoveries increased $30.1 million or 29.4% from 2005 to 2006. Approximately $22.8 million of the increase was related to the 2005 Acquisition Centers, $2.0 million was related to the 2006 Acquisition Center and $5.3 million related to the Same Centers.

Management Companies’ Revenues

Management Companies’ revenues increased by 27.8% to $14.6 million in 2006 from $11.4 million in 2005 primarily due to increased management fees received from the Joint Venture Acquisition Centers and third party management contracts.

Shopping Center and Operating Expenses

Shopping center and operating expenses increased $30.0 million or 28.2% to $136.7 million in 2006 from $106.6 million in 2005. Approximately $25.2 million relates to the 2005 Acquisition Centers, $1.9 million relates to the 2006 Acquisition Center and $2.6 million relates to the Same Centers offset in part by a $0.3 million decrease related to the Redevelopment Centers.

Management Companies’ Operating Expenses

Management Companies’ operating expenses increased to $26.8 million in 2006 from $24.4 million in 2005, primarily due to higher share-based compensation expense in 2006 compared to 2005.

REIT General and Administrative Expenses

REIT general and administrative expenses increased to $7.0 million in 2006 from $6.5 million in 2005, primarily due to increases in share-based compensation expense compared to 2005.

Interest Expense

Interest expense increased $38.9 million in 2006 from 2005. Approximately $6.1 million relates to the term and acquisition loans associated with the 2005 Acquisition Centers, $12.4 million relates to the assumed debt from the 2005 Acquisition Centers, $2.3 million relates to the 2006 Acquisition Center, $11.1 million relates to increased borrowings and higher interest rates under the Company’s line of credit, $3.1 million relates to higher interest rates on the $250 million tem loan and approximately $6.0 million relates to increased interest expense due to refinancings and higher rates on floating rate debt regarding the Same Centers. These increases were offset in part by an approximately $2.0 million decrease at the Redevelopment Centers. Additionally, capitalized interest was $6.1 million in 2006, up from $4.5 million in 2005.

Depreciation and Amortization

Depreciation and amortization increased $31.9 million to $122.1 million in 2006 from $90.2 million in 2005. The increase is primarily attributed to the 2005 Acquisition Centers of $27.2 million, the 2006 Acquisition Center of $2.5 million and the Same Centers of $3.4 million. These increases were offset in part by a decrease at the Redevelopment Centers of $1.2 million.

Equity in Income of Unconsolidated Joint Ventures

The equity in income of unconsolidated joint ventures increased to $38.9 million in 2006 from $27.6 million in 2005. Approximately $4.6 million of the increase relates to increased income from the Joint Venture Acquisition Centers, increased minimum rents of $3.1 million from the Pacific Premier Retail Trust joint venture and $1.6 million from the Westcor joint ventures due to increased minimum rents and lower depreciation expense.

Loss on Early Extinguishment of Debt

The Company recorded a loss from the early extinguishment of debt of $1.8 million related to the pay off of the $619 million acquisition loan on January 19, 2006.

Discontinued Operations

The increase in discontinued operations relates to the sale of Scottsdale/101 on June 9, 2006. The sale of this property resulted in a gain on sale, at the Company’s pro rata share, of $26.0 million. Additionally, the Company reclassified the results of operations for the six months ended June 30, 2006 and 2005.

During the three months ended June 30, 2006, the Company terminated its plan to sell Crossroads Mall, a 1,268,000 square foot regional shopping center located in Oklahoma City, Oklahoma. The Company had been actively marketing the Center since December 31, 2004. As a result of the change in the plan to sell the Center, the Company has reclassified the results of the Center to continuing operations for the six months ended June 30, 2006 and 2005.

Minority Interest

The minority interest represents the 16.0% weighted average interest of the Operating Partnership not owned by the Company during 2006 compared to 19.2% not owned by the Company during 2005. The change is primarily due to the stock offering by the Company in January 2006.

Funds From Operations

Primarily as a result of the factors mentioned above, FFO—Diluted increased 14.6% to $175.4 million in 2006 from $153.0 million in 2005. For the reconciliation of FFO and FFO-diluted to net income available to common stockholders, see “Funds from Operations.”

Operating Activities

Cash flow provided by operations was $84.3 million in 2006 compared to $91.8 million in 2005. The decrease is primarily due to the results at the Centers as discussed above.

Investing Activities

Cash used in investing activities was $127.1 million in 2006 compared to $37.4 million in 2005. The change resulted primarily from the purchase of the 2006 Acquisition Center and an increase in the development, redevelopment, expansion and renovation of Centers in 2006 compared to 2005.  This was offset by an increase in distributions from joint ventures primarily due to the refinancing of the debt of the SDG Macerich Properties joint venture and the $116.8 million of proceeds from the sale of Scottsdale/101 in 2006.

Financing Activities

Cash flow used in financing activities was $66.8 million in 2006 compared to $52.8 million in 2005. The change is primarily due to the pay off of the $619.0 million acquisition loan and pay down of the line of credit, which was partially offset by receipt of $746.8 million in net proceeds from the stock offering in January 2006.

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

The following table summarizes capital expenditures incurred at the Centers for the six months ended June 30, 2006 and 2005:

	For the Six Months Ended June 30,
(Dollars in thousands)	2006	2005

Consolidated Centers:
Acquisitions of property and equipment	$262,455	$1,737,664
Development, redevelopment and expansion of Centers	54,056	33,519
Renovations of Centers	23,359	10,679
Tenant allowances	8,598	11,123
Deferred leasing charges	11,387	9,645
	$359,855	$1,802,630

Joint Venture Centers (at Company’s pro rata share) :
Acquisitions of property and equipment	$3,000	$719,782
Development, redevelopment and expansion of Centers	26,808	26,858
Renovations of Centers	2,710	8,930
Tenant allowances	5,025	3,224
Deferred leasing charges	2,220	3,044
	$39,763	$761,838

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

The Company’s total outstanding loan indebtedness at June 30, 2006 was $6.4 billion (including its pro rata share of joint venture debt). This equated to a debt to Total Market Capitalization (defined as total debt of the Company, including its pro rata share of joint venture debt, plus aggregate market value of outstanding shares of common stock, assuming full conversion of OP Units, MACWH, LP units and preferred stock into common stock) ratio of approximately 49.7% at June 30, 2006. The majority of the Company’s debt consists of fixed-rate conventional mortgages payable collateralized by individual properties.

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

On May 10, 2006, the SDG Macerich Properties L.P. joint venture completed a refinancing of its portfolio debt. The joint venture paid off approximately $625.0 million of floating and fixed rate debt with an average interest rate of approximately 6.50%. This debt was replaced by a series of seven new ten year mortgage notes payable totaling $796.0 million with an average interest rate of 5.81%. The Company’s pro rata share of the net proceeds of approximately $85.5 million was used to pay down the Company’s line of credit.

On July 20, 2006, the Company placed a $61.2 million mortgage note payable on the Crossroads Mall at Oklahoma. The note bears interest at 6.26% and matures on August 1, 2016. The proceeds of the loan were used to pay down the Company’s line of credit.

On July 26, 2006, the Company purchased 11 department stores located in 10 of its Centers from Federated Department Stores, Inc. for approximately $93 million. The Company’s share of the purchase price was funded from the Company's line of credit.

The Company had a $1.0 billion revolving line of credit that was set to mature on July 30, 2007 plus a one-year extension.  The interest rate fluctuates from LIBOR plus 1.15% to LIBOR plus 1.70% depending on the Company’s overall leverage level.  On July 20, 2006, the Company amended and expanded the revolving line of credit to $1.5 billion and extended the maturity to April 25, 2010 with a one-year extension option. The interest rate, after amendment, will fluctuate from LIBOR plus 1.0% to LIBOR plus 1.35% depending on the Company’s overall leverage. As of June 30, 2006 and December 31, 2005, borrowings outstanding were $717.0 million and $863.0 million at an average interest rate of 6.75% and 5.93%, respectively.

On May 13, 2003, the Company issued $250.0 million in unsecured notes maturing in May 2007 with a one-year extension option bearing interest at LIBOR plus 2.50%. On April 25, 2005, concurrent with the Wilmorite acquisition, the Company modified these unsecured notes and reduced the interest rate to LIBOR plus 1.50%.  At June 30, 2006 and December 31, 2005, the entire $250.0 million of notes were outstanding at an interest rate of 6.8% and 6.0%, respectively. The Company had an interest rate swap agreement which effectively fixed the interest rate at 4.45% from November 2003 to October 13, 2005.

On April 25, 2005, concurrent with the Wilmorite acquisition, the Company obtained a five year, $450.0 million term loan bearing interest at LIBOR plus 1.50%. In November 2005, the Company entered into an interest rate swap agreement that effectively fixed the interest rate of the $450.0 million term loan at 6.30% from December 1, 2005 to April 15, 2010. At June 30, 2006 and December 31, 2005 the entire loan was outstanding with an interest rate of 6.30%.

As of June 30, 2006, the Company was in compliance with all applicable loan covenants.

At June 30, 2006, the Company had cash and cash equivalents available of $45.5 million.

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

In addition, the following joint ventures also have debt that could become recourse debt to the Company or its subsidiaries, in excess of it’s pro rata share, should the partnership be unable to discharge the obligations of the related debt. The following reflects the maximum amount of debt principal that could become recourse to the Company at June 30, 2006 (in thousands):

		Maturity
Property	Recourse Debt	Date

Boulevard Shops	$4,280	12/16/2007
Chandler Village Center	4,199	12/19/2006
Metrocenter	1,725	2/9/2008
	$10,204

Additionally, as of June 30, 2006, the Company was contingently liable for $6.0 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

Long-term contractual obligations:

The following is a schedule of long-term contractual obligations as of June 30, 2006 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
		Less than	1 - 3	3 - 5	More than
Contractual Obligations	Total	1 year	years	years	five years
Long-term debt obligations
(includes expected interest payments)	$5,934,411	$522,666	$2,259,148	$1,359,984	$1,792,613
Operating lease obligations	243,727	5,198	7,887	10,585	220,057
Purchase obligations	19,964	19,964	—	—	—
Other long-term liabilities	269,642	269,642	—	—	—
	$6,467,744	$817,470	$2,267,035	$1,370,569	$2,012,670

During the six months ended June 30, 2006, there have been no material changes outside the ordinary course of business, other than the acquisition of Valley River Center and the repayment of the acquisition loan, in the above specified obligations since the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

The following reconciles net income available to common stockholders to FFO and FFO-diluted for the three months ending June 30, 2006 and 2005 (in thousands):

	2006		2005
	Shares	Amount	Shares	Amount
For the Three Months Ended June 30,
Net income—available to common stockholders	84,738	$25,672	73,235	$6,747
Adjustments to reconcile net income to FFO — basic:
Minority interest	—	4,770	—	1,480
Gain on sale of consolidated assets	—	(25,953)	—	141
Add: gain on undepreciated consolidated assets	—	3,255	—	—
Gain on sale of assets from
unconsolidated entities (pro rata)	—	(244)	—	(254)
Add: Gain on undepreciated asset sales—from unconsolidated entities (pro rata)	—	244	—	258
Depreciation and amortization on consolidated centers	—	59,411	—	54,173
Less: depreciation and amortization allocable to minority interest in consolidated joint ventures	—	(1,247)	—	(1,404)
Depreciation and amortization on unconsolidated entities (pro rata)	—	20,585	—	17,253
Less: depreciation on personal property and amortization of loan costs and interest rate caps	—	(3,633)	—	(3,687)
FFO—basic(1)	84,738	82,860	73,235	74,707
Additional adjustments to arrive at FFO—diluted:
Impact of convertible preferred stock	3,627	2,467	3,628	2,358
Impact of stock options - treasury method	285	—	381	—
FFO—diluted(2)	88,650	$85,327	77,244	$77,065

For the Six Months Ended June 30,
Net income—available to common stockholders	83,517	$33,125	73,089	$24,889
Adjustments to reconcile net income to FFO — basic:
Minority interest	—	6,230	—	5,679
Gain on sale of consolidated assets	—	(25,451)	—	(1,463)
Add: Gain on undepreciated consolidated asset sales	—	3,376	—	1,308
Gain on sale of assets from unconsolidated entities (pro rata)	—	(244)	—	(540)
Add: Gain on land sales—from unconsolidated entities (pro rata)	—	244	—	543
Depreciation and amortization on consolidated centers	—	122,950	—	91,826
Less: depreciation and amortization allocable to minority interest in consolidated joint ventures	—	(3,222)	—	(1,826)
Depreciation and amortization on unconsolidated entities (pro rata)	—	41,164	—	34,748
Less: depreciation on personal property and amortization of loan costs and interest rate caps	—	(7,667)	—	(6,861)
FFO—basic(1)	83,517	170,505	73,089	148,303
Additional adjustments to arrive at FFO—diluted:
Impact of convertible preferred stock	3,627	4,933	3,628	4,715
Impact of stock options - treasury method	290	—	363	—
FFO—diluted(2)	87,434	$175,438	77,080	$153,018

(1)         Calculated based upon basic net income as adjusted to reach basic FFO. As of June 30, 2006 and 2005, 13.3 million and 14.1 million of OP Units were outstanding, respectively.

(2)         The computation of FFO—diluted shares outstanding includes the effect of outstanding common stock options and restricted stock using the treasury method. It also assumes the conversion of MACWH, LP units to the extent that they are dilutive to the FFO Computation (See Note 11 – Acquisitions). For the three and six months ended June 30, 2006 and for the three months ended June 30, 2005, the MACWH, LP units were antidilutive to FFO. The preferred stock can be converted on a one-for-one basis for common stock. The preferred shares are assumed converted for purposes of FFO-diluted as they are dilutive to that calculation.

Item 3                               Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure is interest rate risk. The Company has managed and will continue to manage interest rate risk by (1) maintaining a ratio of fixed rate, long-term debt to total debt such that floating rate exposure is kept at an acceptable level, (2) reducing interest rate exposure on certain long-term floating rate debt through the use of interest rate caps and/or swaps with appropriately matching maturities, (3) using treasury rate locks where appropriate to fix rates on anticipated debt transactions, and (4) taking advantage of favorable market conditions for long-term debt and/or equity. The following table sets forth information as of June 30, 2006 concerning the Company’s long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (“FV”):

	For the Years Ended June 30,
	Dollars in thousands
	2007	2008	2009	2010	2011	Thereafter	Total	FV
CONSOLIDATED CENTERS:

Long term debt:
Fixed rate	$121,008	$166,750	$565,447	$157,428	$876,864	$1,569,749	$3,457,246	$3,394,314
Average interest rate	5.60%	5.60%	5.40%	5.40%	6.80%	6.10%	5.80%

Floating rate(1)	102,029	1,033,036	49,866	—	—	122,000	1,306,931	1,306,931
Average interest rate	6.60%	6.50%	5.80%	—	—	5.50%	6.40%

	$223,037	$1,199,786	$615,313	$157,428	$876,864	$1,691,749	$4,764,177	$4,701,245

JOINT VENTURE CENTERS:

Long term debt (at Company’s pro rata share):
Fixed rate	$20,987	$125,556	$146,874	$202,371	$62,390	$854,417	$1,412,595	$1,429,203
Average interest rate	6.20%	6.10%	6.10%	6.30%	5.90%	5.90%	6.10%

Floating rate	31,921	60,799	25,093	—	66,300	25,750	209,863	209,863
Average interest rate	6.10%	6.10%	6.10%	—	6.10%	6.30%	6.10%

	$52,908	$186,355	$171,967	$202,371	$128,690	$880,167	$1,622,458	$1,639,066

(1)         The floating rate debt maturing during the twelve months ended June 30, 2008, includes $717.0 million of borrowings outstanding under the Company's line of credit. On July 20, 2006, as part of an amendment to the line of credit, the maturity was extended to April 2010.

The consolidated Centers’ total fixed rate debt at June 30, 2006 and December 31, 2005 was $3.5 billion and $3.2 billion, respectively. The average interest rate on fixed rate debt at June 30, 2006 and December 31, 2005 was 5.80% and 5.70%, respectively. The consolidated Centers’ total floating rate debt at June 30, 2006 and December 31, 2005 was $1.3 billion and $2.2 billion, respectively. The average interest rate on floating rate debt at June 30, 2006 and December 31, 2005 was 6.40% and 5.80%, respectively.

The Company’s pro rata share of the Joint Venture Centers’ fixed rate debt at June 30, 2006 and December 31, 2005 was $1.4 billion and $1.3 billion, respectively. The average interest rate on fixed rate debt at June 30, 2006 and December 31, 2005 was 6.10% and 6.60%, respectively.  The Company’s pro rata share of the Joint Venture Centers’ floating rate debt at June 30, 2006 and December 31, 2005 was $209.9 million and $250.3 million, respectively. The average interest rate on the floating rate debt was 6.10% and 5.20%, respectively.

The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (See “Note 2 - Fair Value of Financial Instruments”).

The Company’s $450.0 million term loan has an interest rate swap agreement which effectively fixed the interest rate at 6.30% from December 1, 2005 to April 15, 2010. The fair value of this swap agreement at June 30, 2006 and December 31, 2005 was $10.4 million and ($0.9) million, respectively.

The Company has an interest rate cap from July 9, 2004 to August 9, 2007 with a notional amount of $30.0 million on the loan at La Cumbre Plaza. This interest rate cap prevents the LIBOR interest rate from exceeding 7.12%. The fair value of this cap agreement at June 30, 2006 and December 31, 2005 was zero.

The Company has an interest cap agreement from February 2, 2006 to March 1, 2008 with a notional amount of $50.0 million on its Panorama loan (See Note 6 – Mortgage Notes Payable). This interest rate cap prevents the LIBOR rate from exceeding 6.65%. The fair value of the cap agreement at June 30, 2006 was zero.

The Company’s East Mesa Land and Superstition Springs joint venture have an interest rate swap through February 15, 2007, which converts $3.4 million of floating rate debt with a weighted average interest rate of 3.97% to fixed rate debt with an interest rate of 5.39%. This swap has been designated as a hedge in accordance with SFAS No. 133. The joint venture purchased interest rate protection agreements and simultaneously an equal amount of interest rate protection agreements were sold by the joint venture to offset the effect of these agreements. These interest rate protection agreements do not qualify for hedge accounting in accordance with SFAS No.133.

The Company’s Metrocenter joint venture has an interest rate swap agreement which effectively converts the Company’s $16.8 million share of floating rate debt to fixed rate debt with an interest rate of 4.80% from January 2005 to February 2008.  The fair value of this swap agreement is reflected in other comprehensive income and the Company’s share of the fair value of this swap agreement at June 30, 2006 and December 31, 2005 was $0.4 million and $0.3 million, respectively.

In addition, the Company’s Metrocenter joint venture also entered into interest rate caps with a notional amount of $37.38 million from January 15, 2005 to February 15, 2008 that effectively prevents the LIBOR interest rate from exceeding 7.25%. Metrocenter has also entered into an interest rate corridor with a notional amount of $11.5 million from February 27, 2006 to February 15, 2008 that effectively prevents the LIBOR interest rate from exceeding 5.25%, but does not offer any rate protection if the LIBOR interest rate exceeds 7.25%. The interest rate cap does not qualify for hedge accounting in accordance with SFAS No. 133, but the interest rate corridor does qualify for hedge accounting. The change in fair value of the interest rate corridor is reflected in other comprehensive income and the Company’s share of the fair value at June 30, 2006 was $10,000.

The Company has an interest rate cap from February 24, 2006 to March 15, 2008 with a notional amount of $51.5 million on the loan at Desert Sky Mall. The interest rate cap prevents the LIBOR interest rate from exceeding 7.65%. The change in fair value of this swap agreement is reflected in other comprehensive income. The Company’s share of the fair value at June 30, 2006 was zero.

The Company has an interest rate cap from September 9, 2005 to December 15, 2007 with a notional amount of $72.0 million on its Greece Ridge loan. The interest rate cap prevents the LIBOR interest rate from exceeding 6.63% through September 15, 2006 and 7.95% through December 15, 2007. The fair value of this cap agreement at June 30, 2006 and December 31, 2005 was zero.

The Company’s Camelback Colonnade joint venture has an interest rate cap from September 30, 2005 to November 17, 2008 with a notional amount of $41.5 million on the loan at the property. The interest rate cap prevents the LIBOR interest rate from exceeding 8.54%. The Company’s share of the fair value of this cap agreement at June 30, 2006 and December 31, 2005 was zero.

The Company has an interest rate cap agreement from July 1, 2006 to July 1, 2007 with a notional amount of $92.0 million on its loan at The Oaks (See Note 6 – Mortgage Notes Payable). This interest rate cap prevents the LIBOR rate from exceeding 7.10%. The fair value of the cap agreement at June 30, 2006 was zero.

In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $15.2 million per year based on $1.5 billion outstanding of floating rate debt at June 30, 2006.

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

However, based on their evaluation as of June 30, 2006, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management , including it Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3            Defaults upon Senior Securities

None

Item 4            Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Annual Meeting held on June 1, 2006:

A.            The following three persons were elected as directors of the Company to serve until the annual meeting of stockholders in 2009 and until their respective successors are duly elected and qualify:

	For	Authority Withheld
Arthur M. Coppola	63,716,255	2,292,363
James S. Cownie	63,973,291	2,035,327
Mace Siegel	63,533,671	2,474,947

B.            The ratification of the selection of Deloitte & Touche LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2006:

Votes
For	65,686,814
Against	309,284
Abstain	12,520

C.            The approval of a stockholder proposal regarding executive compensation:

Votes
For	20,961,519
Against	40,908,776
Abstain	365,636
Broker Non-Votes	3,772,687

Item 5            Other Information

None

Item 6                               Exhibits

3.1*	Articles of Amendment and Restatement of the Company

3.1.1**	Articles Supplementary of the Company

3.1.2***	Articles Supplementary of the Company (Series A Preferred Stock)

3.1.3****	Articles Supplementary of the Company (Series C Junior Participating Preferred Stock)

3.1.4*****	Articles Supplementary of the Company (Series D Preferred Stock)

3.1.5#	Articles Supplementary of the Company (reclassification of shares)

3.2##	Amended and Restated Bylaws of the Company

4.1###	Form of Common Stock Certificate

4.2####	Form of Preferred Stock Certificate (Series A Preferred Stock)

4.2.1###	Form of Preferred Stock/Right Certificate (Series C Junior Participating Preferred Stock)

4.2.2#####	Form of Preferred Stock Certificate (Series D Preferred Stock)

4.3###

Agreement dated as of November 10, 1998 between the Company and Computershare Investor Services as successor to EquiServe Trust Company, N.A., as successor to First Chicago Trust Company of New York, as Rights Agent

10.1#*

$1,500,000,000 Second Amended and Restated Revolving Loan Facility Credit Agreement dated as of July 20, 2006 among the Operating Partnership, the Company, Macerich WRLP Corp., Macerich WRLP LLC, Macerich WRLP II Corp., Macerich WRLP II LP, Macerich TWC II Corp., Macerich TWC II LLC, Macerich Walleye LLC, IMI Walleye LLC, Walleye Retail Investments LLC, Deutsche Bank Trust Company Americas (the “Agent”) and various lenders party thereto (the Company agrees to furnish supplementally a copy of any unfiled exhibits and schedules to this Agreement to the SEC upon request).

10.2#*

First Amendment to Amended and Restated $250,000,000 Term Loan Facility Credit Agreement dated as of July 20, 2006 among the Operating Partnership, the Company, Macerich WRLP Corp., Macerich WRLP LLC, Macerich WRLP II Corp., Macerich WRLP II LP, Macerich TWC II Corp., Macerich TWC II LLC, Macerich Walleye LLC, IMI Walleye LLC, Walleye Retail Investments LLC, the Agent and various lenders party thereto (the Company agrees to furnish supplementally a copy of any unfiled exhibits and schedules to this Amendment to the SEC upon request).

10.3#*

First Amendment to $450,000,000 Term Loan Facility Credit Agreement dated as of July 20, 2006 among the Operating Partnership, the Company, Macerich WRLP Corp., Macerich WRLP LLC, Macerich WRLP II Corp., Macerich WRLP II LP, Macerich TWC II Corp., Macerich TWC II LLC, Macerich Walleye LLC, IMI Walleye LLC, Walleye Retail Investments LLC, the Agent and various lenders party thereto (the Company agrees to furnish supplementally a copy of any unfiled exhibits and schedules to this Amendment to the SEC upon request).

31.1	Section 302 Certification of Arthur Coppola, Chief Executive Officer

31.2	Section 302 Certification of Thomas O’Hern, Chief Financial Officer

32.1	Section 906 Certification of Arthur Coppola, Chief Executive Officer and Thomas O’Hern, Chief Financial Officer

*	Previously filed as an exhibit to the Company’s Registration Statement on Form S-11, as amended (No. 33-68964), and incorporated herein by reference.

**	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, event date May 30, 1995, and incorporated herein by reference.

***	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, event date February 25, 1998, and incorporated herein by reference.
****	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

*****	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, event date July 26, 2002, and incorporated herein by reference.

#	Previously filed as an exhibit to the Company’s Registration Statement on Form S-3, as amended (No. 333-88718), and incorporated herein by reference.

##	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.

###	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, event date November 10, 1998, as amended, and incorporated herein by reference.

####	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

#####	Previously filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-107063), and incorporated herein by reference.

#*	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, event date July 20, 2006, and incorporated herein by reference.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Macerich Company

		By:	/s/ Thomas E. O’Hern
Thomas E. O’Hern
Executive Vice President and
Chief Financial Officer

Date:	August 8, 2006