Form 10-Q
period 2006-09-30
MACERICH CO
filed 2006-11-08
CIK 912242

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Number of shares outstanding of the registrant’s common stock, as of November 02, 2006 Common Stock, par value $.01 per share: 71,810,172 shares

THE MACERICH COMPANY

FORM 10-Q

THE MACERICH COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS:
Property, net	$5,675,959	$5,438,496
Cash and cash equivalents	62,047	155,113
Restricted cash	72,808	54,659
Marketable securities	30,188	—
Tenant receivables, net	103,697	89,165
Deferred charges and other assets, net	329,440	360,217
Loans to unconsolidated joint ventures	815	1,415
Due from affiliates	4,518	4,258
Investments in unconsolidated joint ventures	1,001,051	1,075,621
Total assets	$7,280,523	$7,178,944

LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS’ EQUITY:
Mortgage notes payable:
Related parties	$152,146	$154,531
Others	3,222,563	3,088,199
Total	3,374,709	3,242,730
Bank and other notes payable	1,477,927	2,182,000
Accounts payable and accrued expenses	74,569	75,121
Other accrued liabilities	207,447	226,985
Preferred stock dividend payable	6,199	5,970
Total liabilities	5,140,851	5,732,806
Minority interest	369,004	284,809
Commitments and contingencies
Class A participating convertible preferred units	213,786	213,786
Class A non-participating convertible preferred units	21,501	21,501
Series A cumulative convertible redeemable preferred stock, $.01 par value, 3,627,131 shares authorized, issued and outstanding at September 30, 2006 and December 31, 2005	98,934	98,934
Common stockholders’ equity:
Common stock, $.01 par value, 145,000,000 shares authorized, 71,482,074 and 59,941,552 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	715	599
Additional paid-in capital	1,709,982	1,050,891
Accumulated deficit	(275,435)	(209,005)
Accumulated other comprehensive income	1,185	87
Unamortized restricted stock	—	(15,464)
Total common stockholders’ equity	1,436,447	827,108
Total liabilities, preferred stock and common stockholders’ equity	$7,280,523	$7,178,944

The accompanying notes are an integral part of these financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Revenues:
Minimum rents	$122,419	$120,001	$374,069	$321,015
Percentage rents	4,866	5,304	10,353	10,733
Tenant recoveries	67,355	64,060	196,925	164,632
Management Companies	8,023	6,921	22,650	18,362
Other	9,443	5,304	22,407	16,167
Total revenues	212,106	201,590	626,404	530,909
Expenses:
Shopping center and operating expenses	70,958	68,271	203,706	171,205
Management Companies’ operating expenses	14,455	12,914	41,295	37,291
REIT general and administrative expenses	2,551	3,420	9,540	9,937
Depreciation and amortization	55,843	56,211	175,974	144,916
	143,807	140,816	430,515	363,349
Interest expense:
Related parties	2,730	2,548	8,142	6,940
Other	67,425	67,512	203,031	165,195
	70,155	70,060	211,173	172,135
Total expenses	213,962	210,876	641,688	535,484
Minority interest in consolidated joint ventures	(870)	(78)	(1,872)	(644)
Equity in income of unconsolidated joint ventures	18,490	18,831	57,367	46,416
Income tax (expense) benefit	(535)	1,166	(219)	2,205
Gain on sale of assets	538	10	37	1,177
Loss on early extinguishment of debt	(29)	—	(1,811)	—
Income from continuing operations	15,738	10,643	38,218	44,579
Discontinued operations:
Gain on sale of assets	46,214	—	72,167	297
Income from discontinued operations	116	1,101	2,977	4,360
Total income from discontinued operations	46,330	1,101	75,144	4,657
Income before minority interest and preferred dividends	62,068	11,744	113,362	49,236
Less: minority interest in Operating Partnership	8,901	1,406	15,131	7,085
Net income	53,167	10,338	98,231	42,151
Less: preferred dividends	6,199	6,274	18,139	13,197
Net income available to common stockholders	$46,968	$4,064	$80,092	$28,954

Earnings per common share - basic:
Income from continuing operations	$0.11	$0.05	$0.23	$0.43
Discontinued operations	0.55	0.02	0.90	0.06
Net income	$0.66	$0.07	$1.13	$0.49
Earnings per common share - diluted:
Income from continuing operations	$0.12	$0.06	$0.24	$0.43
Discontinued operations	0.54	0.01	0.89	0.06
Net income	$0.66	$0.07	$1.13	$0.49
Weighted average number of common shares outstanding:
Basic	71,479,000	59,247,000	70,587,000	59,073,000
Diluted	85,021,000	73,660,000	84,216,000	73,522,000

The accompanying notes are an integral part of these financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Common Stock		Additional		Accumulated Other	Unamortized	Total Common
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Restricted Stock	Stockholders’ Equity
Balance December 31, 2005	59,941,552	$599	$1,050,891	$(209,005)	$87	$(15,464)	$827,108
Comprehensive income:
Net income	—	—	—	98,231	—	—	98,231
Reclassification of deferred losses	—	—	—	—	1,008	—	1,008
Interest rate swap/cap agreements	—	—	—	—	90	—	90
Total comprehensive income	—	—	—	98,231	1,098	—	99,329
Amortization of share-based plans	376,578	4	9,490	—	—	—	9,494
Exercise of stock options	12,101	—	205	—	—	—	205
Employee stock purchases	3,365	—	203	—	—	—	203
Common stock offering, gross	10,952,381	109	761,081	—	—	—	761,190
Underwriting and offering costs	—	—	(14,706)	—	—	—	(14,706)
Distributions paid ($2.04) per share	—	—	—	(146,522)	—	—	(146,522)
Preferred dividends	—	—	—	(18,139)	—	—	(18,139)
Conversion of Operating Partnership Units	196,097	3	7,686	—	—	—	7,689
Change in accounting principle due to adoption of SFAS No. 123(R)	—	—	(15,464)	—	—	15,464	—
Reclassification upon adoption of SFAS No. 123(R)	—	—	6,000	—	—	—	6,000
Adjustment to reflect minority interest on a pro rata basis per period end ownership percentage of Operating Partnership Units	—	—	(95,404)	—	—	—	(95,404)
Balance September 30, 2006	71,482,074	$715	$1,709,982	$(275,435)	$1,185	$—	$1,436,447

The accompanying notes are an integral part of these financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Nine Months
	Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income available to common stockholders	$80,092	$28,954
Preferred dividends	18,139	13,197
Net income	98,231	42,151
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt	1,811	—
Gain on sale of assets	(37)	(1,177)
Discontinued operations gain on sale of assets	(72,167)	(297)
Depreciation and amortization	179,070	149,767
Amortization of net premium on mortgage notes payable	(9,014)	(6,830)
Amortization of share-based plans	6,533	6,098
Minority interest in Operating Partnership	15,131	7,085
Minority interest in consolidated joint ventures	2,284	471
Equity in income of unconsolidated joint ventures	(57,367)	(46,416)
Distributions of income from unconsolidated joint ventures	3,213	5,482
Changes in assets and liabilities, net of acquisitions and dispositions:
Tenant receivables, net	(5,982)	5,913
Other assets	(466)	31,341
Accounts payable and accrued expenses	(5,653)	4,658
Due from affiliates	(260)	(10,778)
Other accrued liabilities	(16,422)	(2,490)
Net cash provided by operating activities	138,905	184,978
Cash flows from investing activities:
Acquisitions of property and property improvements	(492,578)	(110,290)
Issuance of note receivable	(10,000)	—
Purchase of marketable securities	(30,307)	—
Maturities of marketable securities	184	—
Deferred leasing charges	(20,359)	(16,007)
Distributions from unconsolidated joint ventures	162,519	123,043
Contributions to unconsolidated joint ventures	(24,681)	(91,715)
Repayments of loans to unconsolidated joint ventures	600	2,423
Proceeds from sale of assets	237,938	7,158
Restricted cash	(7,769)	(9,945)
Net cash used in investing activities	(184,453)	(95,333)
Cash flows from financing activities:
Proceeds from mortgages and bank notes payable	1,451,321	189,132
Payments on mortgages and bank notes payable	(2,013,456)	(128,121)
Deferred financing costs	(6,559)	(1,520)
Proceeds from share-based plans	408	4,369
Net proceeds from stock offering	746,804	—
Dividends and distributions	(208,126)	(147,886)
Dividends to preferred stockholders / preferred unit holders	(17,910)	(9,516)
Net cash used in financing activities	(47,518)	(93,542)
Net decrease in cash	(93,066)	(3,897)
Cash and cash equivalents, beginning of period	155,113	72,114
Cash and cash equivalents, end of period	$62,047	$68,217
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$230,547	$170,351
Non-cash transactions:
Reclassification from other accrued liabilities to additional paid-in capital upon adoption of SFAS No. 123(R)	$6,000	$—
Acquisition of property by issuance of bank notes payable	$—	$1,198,503
Acquisition of property by assumption of mortgage notes payable	$—	$809,542
Acquisition of property by issuance of convertible preferred units and common units	$—	$241,103

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

The Company is the sole general partner of, and owns or has a majority of the ownership interests in, The Macerich Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”).  As of September 30, 2006, the Operating Partnership owned or had an ownership interest in 73 regional shopping centers, 18 community shopping centers and two development properties aggregating approximately 79 million square feet of gross leasable area.  These 93 regional, community and development shopping centers are referred to hereinafter as the “Centers”, unless the context otherwise requires.

The Company is a self-administered and self-managed real estate investment trust (“REIT”) and conducts all of its operations through the Operating Partnership and the Company’s management companies, Macerich Property Management Company, LLC, a Delaware limited liability company, Macerich Management Company, a California corporation (“MMC”), Westcor Partners, L.L.C., an Arizona limited liability company, Macerich Westcor Management LLC, a Delaware limited liability company and Westcor Partners of Colorado, LLC, a Colorado limited liability company.  As part of the Wilmorite closing (See Note 13 — Acquisitions), the Company acquired MACW Mall Management, Inc., a New York corporation and MACW Property Management, LLC, a New York limited liability company.  These two management companies are collectively referred to herein as the “Wilmorite Management Companies.”  The three Westcor management companies are collectively referred to herein as the “Westcor Management Companies.”  All seven of the management companies are collectively referred to herein as the “Management Companies”.

The Company was organized to qualify as a REIT under the Internal Revenue Code of 1986, as amended.  As of September 30, 2006, the 16% limited partnership interest of the Operating Partnership not owned by the Company is reflected in these financial statements as minority interest.

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

Accounting for Disposal of Long-Lived Assets:

On January 5, 2005, the Company sold Arizona Lifestyle Galleries for $4,300.  The sale of this property resulted in a gain on sale of $297 and the impact on the results for the three and nine months ended September 30, 2005 were insignificant.

On June 9, 2006, the Company sold Scottsdale/101 for $117,600 resulting in a gain of $62,605.  The Company’s share of the gain was $25,789.   Total revenues associated with Scottsdale/101 were $0 and $2,283 for the three months ended September 30, 2006 and 2005 and $4,632 and $7,080 for the nine months ended September 30, 2006 and 2005, respectively.

On July 13, 2006, the Company sold Park Lane Mall for $20,000 resulting in a gain of $5,911.  Total revenues associated with Park Lane Mall were $106 and $760 for the three months ended September 30, 2006 and 2005 and $1,505 and $2,370 for the nine months ended September 30, 2006 and 2005, respectively.

On July 27, 2006, the Company sold the centers at Holiday Village and Greeley Mall in a combined sale for $86,800, resulting in a gain of $28,591.  Concurrent with the sale, the Company defeased the mortgage note payable on Greeley Mall.  As a result of the defeasance, the lender’s secured interest in the property was replaced with a secured interest in marketable securities (See Note 6 — Marketable Securities).  This transaction did not meet the criteria for debt extinguishment under FAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” Total revenues associated with Holiday Village were $353 and $1,276 for the three months ended September 30, 2006 and 2005 and $2,824 and $3,830 for the nine months ended September 30, 2006 and 2005, respectively. Total revenues associated with Greeley Mall were $442 and $1,544 for the three months ended September 30, 2006 and 2005 and $4,345 and $5,218 for the nine months ended September 30, 2006 and 2005, respectively.

On August 11, 2006, the Company sold Great Falls Marketplace for $27,500 resulting in a gain of $11,876.  Total revenues associated with Great Falls Marketplace were $231 and $647 for the three months ended September 30, 2006 and 2005 and $1,559 and $2,005 for the nine months ended September 30, 2006 and 2005, respectively.

The proceeds from the sale of properties during the three months ended September 30, 2006 were used in part to fund the Company’s pro rata share of the purchase price of the Federated acquisition (See Note 13 — Acquisitions) and pay down the line of credit (See Note 9 — Bank and Other Notes Payable).

Recent Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised), “Share-Based Payment” SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee awards and stock options, be recognized in the income statement based on their fair values. The Company adopted this statement at January 1, 2006. See Note 16 — Share-Based Plans, for the impact of the adoption of SFAS No. 123 (R) on the results of operations.

In March 2005, FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations — an interpretation of SFAS No. 143.”  FIN 47, requires that a liability be recognized for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. As a result of the Company’s adoption of FIN 47, the Company recorded an additional liability of $615 in 2005. As of September 30, 2006 and December 31, 2005, the Company’s liability for retirement obligations was $292 and $1,163, respectively.

In June 2005, a consensus was reached by FASB related to Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, controls a Limited Partnership or Similar Entity When the Limited Partners have Certain Rights.”  The adoption of this pronouncement did not have a material effect on the Company’s results of operations or financial condition.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of previously recognized income tax benefits, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company is required to adopt SFAS No. 157 for fiscal year 2008 and does not expect its adoption to have a material effect on the Company’s results of operations or financial condition.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108.  SAB No. 108 establishes a framework for quantifying materiality of financial statement misstatements.  SAB No. 108 is effective for fiscal years ending after November 16, 2006.   The Company is currently evaluating the impact of SAB No. 108 on its consolidated results of operations and financial condition.

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

Earnings per Share (“EPS”):

The computation of basic earnings per share is based on net income and the weighted average number of common shares outstanding for the three and nine months ended September 30, 2006 and 2005.  The computation of diluted earnings per share includes the effect of dilutive securities calculated using the treasury stock method.  The OP units not held by the Company have been included in the diluted EPS since they may be redeemable on a one-for-one basis for common stock, at the Company’s option.  The following table computes the basic and diluted earnings per share calculation (dollars and shares in thousands):

	For the Three Months Ended September 30,
	2006			2005
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Net income	$53,167			$10,338
Less: Preferred dividends (1)	6,199			6,274

Basic EPS:
Net income available to common stockholders	46,968	71,479	$0.66	4,064	59,247	$0.07

Diluted EPS:
Conversion of OP units	8,901	13,247		1,406	14,132
Employee stock options	—	295		—	281
Net income available to common stockholders	$55,869	85,021	$0.66	$5,470	73,660	$0.07

	For the Nine Months Ended September 30,
	2006			2005
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Net income	$98,231			$42,151
Less: Preferred dividends (1)	18,139			13,197

Basic EPS:
Net income available to common stockholders	80,092	70,587	$1.13	28,954	59,073	$0.49

Diluted EPS:
Conversion of OP units	15,131	13,337		7,085	14,114
Employee stock options	—	292		—	335
Net income available to common stockholders	$95,223	84,216	$1.13	$36,039	73,522	$0.49

(1) Preferred dividends include convertible preferred unit dividends of $3,624 and $3,771 for the three months ended September 30, 2006 and 2005 and $10,631 and $5,979 for the nine months ended September 30, 2006 and 2005, respectively (See Note 13 — Acquisitions).

The minority interest in the Operating Partnership as reflected in the Company’s consolidated statements of operations has been allocated for EPS calculations as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Income from continuing operations	$1,656	$1,194	$3,191	$6,187
Discontinued operations:
Gain on sale of assets	7,227	—	11,467	57
Income from discontinued operations	18	212	473	841
Total	$8,901	$1,406	$15,131	$7,085

3.     Investments in Unconsolidated Joint Ventures:

The following are the Company’s investments in unconsolidated joint ventures.  The Operating Partnership’s interest in each joint venture property as of September 30, 2006 is as follows:

Partnership’s
Joint Venture	Ownership %
SDG Macerich Properties, L.P.	50.0%

Pacific Premier Retail Trust	51.0%

Westcor Joint Ventures:
Camelback Colonnade SPE LLC	75.0%
Chandler Festival SPE, LLC	50.0%
Chandler Gateway SPE LLC	50.0%
Coolidge Holding LLC	37.5%
Desert Sky Mall—Tenants in Common	50.0%
East Mesa Land, L.L.C.	50.0%
East Mesa Mall, L.L.C.—Superstition Springs Center	33.3%
Jaren Associates #4	12.5%
New River Associates—Arrowhead Towne Center	33.3%
Propcor II Associates, LLC—Boulevard Shops	50.0%
Russ Lyon Realty/Westcor Venture I	50.0%
SanTan Village Phase 2 LLC	34.9%
Scottsdale Fashion Square Partnership	50.0%
The Market at Estrella Falls LLC	35.1%
Westcor/Gilbert, L.L.C.	50.0%
Westcor/Goodyear, L.L.C.	50.0%
Westcor/Queen Creek LLC	37.5%
Westcor/Queen Creek Residential LLC	37.5%
Westcor/Surprise LLC	33.3%
Westlinc Associates—Hilton Village	50.0%
Westpen Associates	50.0%

Other Joint Ventures:
Biltmore Shopping Center Partners LLC	50.0%
Chandler Village Center, LLC	50.0%
Corte Madera Village, LLC	50.1%
Kierland Tower Lofts, LLC	15.0%
Macerich Northwestern Associates	50.0%
MetroRising AMS Holding LLC	15.0%
NorthPark Land Partners, LP	50.0%
NorthPark Partners, LP	50.0%
PHXAZ/Kierland Commons, L.L.C.	24.5%
Propcor Associates	25.0%
Tysons Corner Holdings LLC	50.0%
Tysons Corner Property Holdings LLC	50.0%
Tysons Corner LLC	50.0%
Tysons Corner Property Holdings II LLC	50.0%
Tysons Corner Property LLC	50.0%
Westcor/Queen Creek Commercial LLC	37.6%
Westcor/Queen Creek Medical LLC	37.6%
Westcor/Surprise Auto Park LLC	33.3%
West Acres Development, LLP	19.0%
W.M. Inland, L.L.C.	50.0%
WM Ridgmar, L.P.	50.0%

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

On April 25, 2005, as part of the Wilmorite acquisition (See Note 13 — Acquisitions), the Company became a 50% joint venture partner in Tysons Corner, a 2.2 million super-regional mall in McLean, Virginia.  The results of Tysons Corner below are included for the period subsequent to its date of acquisition.

Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures

	September 30,	December 31,
	2006	2005
Assets:
Properties, net	$4,237,506	$4,127,540
Other assets	412,025	333,022
Total assets	$4,649,531	$4,460,562

Liabilities and partners’ capital:
Mortgage notes payable(1)	$3,469,793	$3,077,018
Other liabilities	170,877	169,253
The Company’s capital(2)	550,455	618,803
Outside partners’ capital	458,406	595,488
Total liabilities and partners’ capital	$4,649,531	$4,460,562

(1)  Certain joint ventures have debt that could become recourse debt to the Company should the joint venture be unable to discharge the obligations of the related debt. As of September 30, 2006 and December 31, 2005, the total amount of debt that could become recourse to the Company was $10,246 and $21,630, respectively.

(2)  The Company’s investment in unconsolidated joint ventures was $450,596 and $456,818 more than the underlying equity as reflected in the joint ventures’ financial statements as of September 30, 2006 and December 31, 2005, respectively. This represents the difference between the cost of the investment and the book value of the underlying equity of the joint venture. The Company is amortizing this difference into income on a straight-line basis, consistent with the depreciable lives on property. The amortization of this difference was $5,024 and $4,424 for the three months ended September 30, 2006 and 2005, and $12,039 and $10,226 for the nine months ended September 30, 2006 and 2005, respectively.

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures

	SDG	Pacific	Westcor	Other
	Macerich	Premier	Joint	Joint
	Properties	Retail Trust	Ventures	Ventures	Total
Three Months Ended September 30, 2006
Revenues:
Minimum rents	$23,063	$30,482	$23,838	$54,189	$131,572
Percentage rents	796	1,429	1,488	3,590	7,303
Tenant recoveries	12,732	12,532	11,099	25,649	62,012
Other	1,218	1,047	1,691	4,587	8,543
Total revenues	37,809	45,490	38,116	88,015	209,430
Expenses:
Shopping center and operating expenses	14,149	13,896	12,029	31,078	71,152
Interest expense	11,869	12,742	9,811	19,210	53,632
Depreciation and amortization	7,195	7,385	6,870	20,794	42,244
Total operating expenses	33,213	34,023	28,710	71,082	167,028
Gain (loss) on sale or write-down of assets	2	—	(4)	—	(2)
Net income	$4,598	$11,467	$9,402	$16,933	$42,400
Company’s equity in net income	$2,300	$5,838	$2,517	$7,835	$18,490

Three Months Ended September 30, 2005
Revenues:
Minimum rents	$22,945	$28,746	$22,606	$35,926	$110,223
Percentage rents	760	1,225	1,305	1,701	4,991
Tenant recoveries	11,600	11,000	10,532	16,961	50,093
Other	687	841	1,605	3,078	6,211
Total revenues	35,992	41,812	36,048	57,666	171,518
Expenses:
Shopping center and operating expenses	14,199	11,496	11,616	22,810	60,121
Interest expense	8,552	12,659	8,277	10,355	39,843
Depreciation and amortization	7,177	6,977	6,975	10,789	31,918
Total operating expenses	29,928	31,132	26,868	43,954	131,882
Gain (loss) on sale of assets	—	—	5,858	(12)	5,846
Loss on early extinguishment of debt	—	(13)	—	—	(13)
Net income	$6,064	$10,667	$15,038	$13,700	$45,469
Company’s equity in net income	$3,032	$5,433	$5,261	$5,105	$18,831

Nine Months Ended September 30, 2006
Revenues:
Minimum rents	$70,296	$92,376	$72,557	$136,050	$371,279
Percentage rents	2,405	4,085	3,478	6,688	16,656
Tenant recoveries	35,371	36,598	32,057	70,896	174,922
Other	2,830	2,915	4,695	12,311	22,751
Total revenues	110,902	135,974	112,787	225,945	585,608
Expenses:
Shopping center and operating expenses	43,179	38,146	35,622	80,889	197,836
Interest expense	32,312	38,426	28,865	46,665	146,268
Depreciation and amortization	21,719	21,876	21,989	49,289	114,873
Total operating expenses	97,210	98,448	86,476	176,843	458,977
Gain on sale or write-down of assets	2	—	576	325	903
Net income	$13,694	$37,526	$26,887	$49,427	$127,534
Company’s equity in net income	$6,847	$19,030	$8,785	$22,705	$57,367

	SDG	Pacific	Westcor	Other
	Macerich	Premier	Joint	Joint
	Properties	Retail Trust	Ventures	Ventures	Total
Nine Months Ended September 30, 2005
Revenues:
Minimum rents	$68,765	$85,611	$66,534	$87,143	$308,053
Percentage rents	2,620	3,531	2,319	3,690	12,160
Tenant recoveries	33,913	31,271	29,449	42,871	137,504
Other	3,191	2,744	3,809	8,578	18,322
Total revenues	108,489	123,157	102,111	142,282	476,039
Expenses:
Shopping center and operating expenses	42,466	34,767	33,585	55,700	166,518
Interest expense	25,375	36,787	24,998	31,915	119,075
Depreciation and amortization	21,564	20,871	23,494	27,068	92,997
Total operating expenses	89,405	92,425	82,077	114,683	378,590
Gain (loss) on sale of assets	—	—	7,317	(12)	7,305
Loss on early extinguishment of debt	—	(13)	—	—	(13)
Net income	$19,084	$30,719	$27,351	$27,587	$104,741
Company’s equity in net income	$9,542	$15,644	$9,940	$11,290	$46,416

Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company. Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life (“NML”) of $133,659 and $137,954 as of September 30, 2006 and December 31, 2005, respectively. NML is considered a related party because they are a joint venture partner with the Company in Macerich Northwestern Associates. Interest expense incurred on these borrowings amounted to $2,285 and $2,372 for the three months ended September 30, 2006 and 2005 and $6,830 and $7,097 for the nine months ended September 30, 2006 and 2005, respectively.

4.     Derivative Instruments and Hedging Activities

The Company recognizes all derivatives in the consolidated financial statements and measures the derivatives at fair value. The Company uses derivative financial instruments in the normal course of business to manage or reduce its exposure to adverse fluctuations in interest rates. The Company designs its hedges to be effective in reducing the risk exposure that they are designated to hedge. Any instrument that meets the cash flow hedging criteria, in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” is formally designated as a cash flow hedge at the inception of the derivative contract. On an ongoing quarterly basis, the Company adjusts its balance sheet to reflect the current fair value of its derivatives. To the extent they are effective, changes in the fair value of derivatives are recorded each period in comprehensive income. Ineffective portions if any, are included in net income. No ineffectiveness was recorded in net income during the three and nine months ended September 30, 2006 and 2005. If any derivative instrument used for risk management does not meet the hedging criteria, it is marked-to-market each period in the consolidated statements of operations. As of September 30, 2006, five of the Company’s derivative instruments were not designated as cash flow hedges.

As of September 30, 2006 and December 31, 2005, the Company had $1,754 and $2,762, respectively, reflected in comprehensive income related to treasury rate locks settled in prior years. The Company reclassified $339 and $330 for the three months ended September 30, 2006 and 2005 and $1,008 and $1,008 for the nine months ended September 30, 2006 and 2005, respectively, related to treasury rate lock transactions settled in prior years from accumulated other comprehensive income to earnings. It is anticipated that an additional $1,344 will be reclassified during the following year.

Interest rate swap and cap agreements are purchased by the Company from third parties to manage the risk of interest rate changes on some of the Company’s floating rate debt. Payments received as a result of these agreements are recorded as a reduction of interest expense. The fair value of the instrument is included in deferred charges and other assets. The Company recorded other comprehensive income (loss) of $90 and ($1,358) related to the marking-to-market of interest rate swap/cap agreements for the nine months ended September 30, 2006 and 2005, respectively.

5.     Property:

Property consists of the following:

	September 30,	December 31,
	2006	2005
Land	$1,178,821	$1,095,180
Building improvements	4,661,734	4,604,803
Tenant improvements	223,632	222,619
Equipment and furnishings	82,535	75,836
Construction in progress	295,852	162,157
	6,442,574	6,160,595
Less accumulated depreciation	(766,615)	(722,099)
	$5,675,959	$5,438,496

The Company had a loss of $600 from the sale of assets and a $637 gain from the sale of land, during the nine months ended September 30, 2006 and a loss of $131 from the sale of assets and a gain on sale of land of $1,308 for the nine months ended September 30, 2005.

6.     Marketable Securities:

The Company accounts for its investments in marketable securities as held-to maturity debt securities under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities as the Company has the intent and ability to hold these securities to maturity. Accordingly, investments in marketable securities are carried at their amortized cost. The discount on marketable securities will be amortized into interest income on a straight-line basis over the term of the notes, which approximates the effective interest method.

Marketable securities consist of the following:

	September 30,	December 31,
	2006	2005
Government debt securities, at par value	$32,126	$—
Less discount	(1,938)	—
	30,188	—
Unrealized gain	644	—
Fair value	$30,832	$—

Future contractual maturities of marketable securities are as follows:

1 year or less	$1,172
1 to 5 years	6,595
5 to 10 year	24,359
$32,126

The proceeds from maturities and interest receipts from the marketable securities are restricted to the service of the $28,427 note on which the Company remains obligated following the sale of  Greeley Mall on July 27, 2006 (See Note 9 — Bank and Other Notes Payable).

7.     Deferred Charges And Other Assets:

Deferred charges and other assets are summarized as follows:

	September 30,	December 31,
	2006	2005
Leasing	$119,562	$117,060
Financing	41,388	39,323
Intangible assets resulting from SFAS No. 141 allocations:
In-place lease values	207,580	218,488
Leasing commissions and legal costs	36,237	36,732
	404,767	411,603
Less accumulated amortization	(165,562)	(142,747)
	239,205	268,856
Other assets	90,235	91,361
	$329,440	$360,217

Additionally, as it relates to SFAS No. 141, a deferred credit representing the allocated value to below market leases of $77,513 and $84,241 is recorded in “Other accrued liabilities” of the Company, as of September 30, 2006 and December 31, 2005, respectively. Included in “Other assets” of the Company is an allocated value of above market leases of $32,264 and $28,660, as of September 30, 2006 and December 31, 2005, respectively. The allocated values of below and above market leases will be amortized into minimum rents revenue on a straight-line basis over the individual remaining lease terms.

8.     Mortgage Notes Payable:

Mortgage notes payable consist of the following:

	Carrying Amount of Mortgage Notes (a)
	September 30, 2006		December 31, 2005			Monthly
Property Pledged as Collateral	Other	Related Party	Other	Related Party	Interest Rate	Payment Term (b)	Maturity Date
Borgata	$15,022	$—	$15,422	$—	5.39%	$115	2007
Capitola Mall	—	41,404	—	42,573	7.13%	380	2011
Carmel Plaza	26,776	—	27,064	—	8.18%	202	2009
Casa Grande (c)	4,984	—	—	—	6.73%	28	2009
Chandler Fashion Center	173,656	—	175,853	—	5.48%	1,043	2012
Chesterfield Towne Center (d)	57,498	—	58,483	—	9.07%	548	2024
Citadel, The	62,598	—	64,069	—	7.20%	544	2008
Crossroads Mall (e)	61,200	—	—	—	6.26%	319	2016
Danbury Fair Mall	184,474	—	189,137	—	4.64%	1,225	2011
Eastview Commons	9,192	—	9,411	—	5.46%	66	2010
Eastview Mall	103,329	—	104,654	—	5.10%	592	2014
Fiesta Mall	84,000	—	84,000	—	4.88%	346	2015
Flagstaff Mall	37,000	—	37,000	—	4.97%	155	2015
FlatIron Crossing	191,847	—	194,188	—	5.23%	1,102	2013
Freehold Raceway Mall	184,942	—	189,161	—	4.68%	1,184	2011
Fresno Fashion Fair	64,838	—	65,535	—	6.52%	437	2008
Great Northern Mall	41,109	—	41,575	—	5.19%	224	2013
Greece Ridge Center (f)	72,000	—	72,012	—	5.98%	305	2007
Greeley Mall	—	—	28,849	—	6.18%	—	(g)
La Cumbre Plaza (h)	30,000	—	30,000	—	6.21%	133	2007
La Encantada (i)	51,000	—	45,905	—	7.08%	248	2008
Marketplace Mall	40,746	—	41,545	—	5.30%	267	2017
Northridge Mall (j)	82,852	—	83,840	—	4.84%	453	2009
Northwest Arkansas Mall	53,252	—	54,442	—	7.33%	434	2009
Oaks, The (k)	92,000	—	108,000	—	6.03%	487	2007
Pacific View	90,560	—	91,512	—	7.15%	648	2011
Panorama Mall (l)	50,000	—	32,250	—	6.13%	228	2010
Paradise Valley Mall	75,482	—	76,930	—	5.39%	506	2007
Paradise Valley Mall	22,377	—	23,033	—	5.89%	183	2009
Pittsford Plaza	25,444	—	25,930	—	5.02%	160	2013
Prescott Gateway (m)	35,280	—	35,280	—	7.03%	177	2007
Paradise Village Ground Leases	—	—	7,190	—	5.39%	—	(n)
Queens Center	92,407	—	93,461	—	6.88%	633	2009
Queens Center	110,742	110,742	111,958	111,958	7.00%	1,501	2013
Rimrock Mall	43,601	—	44,032	—	7.45%	320	2011
Rotterdam Square	—	—	9,786	—	6.00%		(o)
Salisbury, Centre at (p)	115,000	—	79,875	—	5.79%	316	2016
Santa Monica Place	80,329	—	81,052	—	7.70%	606	2010
Scottsdale/101	—	—	56,000	—	6.03%	—	(q)
Shoppingtown Mall	46,608	—	47,752	—	5.01%	319	2011
South Plains Mall	59,910	—	60,561	—	8.22%	454	2009
South Towne Center	64,000	—	64,000	—	6.61%	357	2008
Towne Mall	15,402	—	15,724	—	4.99%	101	2012
Twenty-Ninth Street (r)	75,526	—	—	—	6.67%	297	2007
Valley River Center (s)	100,000	—	—	—	5.58%	465	2016
Valley View Center	125,000	—	125,000	—	5.72%	604	2011
Victor Valley, Mall of	52,729	—	53,601	—	4.60%	304	2008
Village Center	—	—	6,877	—	5.39%	—	(n)
Village Fair North	11,289	—	11,524	—	5.89%	82	2008
Village Plaza	—	—	5,024	—	5.39%	47	(t)
Vintage Faire Mall	65,596	—	66,266	—	7.89%	508	2010
Westside Pavilion	93,871	—	94,895	—	6.67%	628	2008
Wilton Mall	47,095	—	48,541	—	4.79%	349	2009
	$3,222,563	$152,146	$3,088,199	$154,531

(a)   The mortgage notes payable balances include the unamortized debt premiums (discount).  Debt premiums (discount) represent the excess (deficiency) of the fair value of debt over (under) the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The interest rate represents the effective interest rate, including the debt premiums (discount).

         The debt premiums (discount) as of September 30, 2006 and December 31, 2005 consist of the following:

Property Pledged as Collateral	2006	2005
Borgata	$321	$538
Danbury Fair Mall	18,700	21,862
Eastview Commons	827	979
Eastview Mall	2,088	2,300
Freehold Raceway Mall	16,664	19,239
Great Northern Mall	(198)	(218)
Marketplace Mall	1,854	1,976
Paradise Valley Mall	199	789
Paradise Valley Mall	758	978
Pittsford Plaza	1,067	1,192
Paradise Village Ground Leases	—	30
Rotterdam Square	—	110
Shoppingtown Mall	5,086	5,896
Towne Mall	582	652
Victor Valley, Mall of	458	699
Village Center	—	35
Village Fair North	170	243
Village Plaza	—	130
Wilton Mall	4,562	5,661
	$53,138	$63,091

(b)   This represents the monthly payment of principal and interest.

(c)   On August 16, 2006, the Company placed a construction note payable on the property for up to $110,000, which bears interest at LIBOR plus a spread of 1.20% to 1.40% depending on the occupancy rate.  The loan matures in August 2009, with two one-year extension options. At September 30, 2006, the total interest rate was 6.73%.

(d)   In addition to monthly principal and interest payments, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property’s gross receipts exceeds a base amount. Contingent interest expense recognized by the Company was $75 and $185 for the three months ended September 30, 2006 and 2005, and $287 and $515 for the nine months ended September 30, 2006 and 2005, respectively.

(e)   On July 20, 2006, the Company placed a $61,200 loan that bears interest at 6.26% and matures in August 2016.

(f)    The floating rate loan bears interest at LIBOR plus 0.65%. The Company has stepped interest rate cap agreements over the term of the loan that effectively prevent LIBOR from exceeding 7.95%.

(g)   The loan is no longer collaterized by Greeley Mall. In conjunction with the defeasance described in Note 9 — Bank and Other Notes Payable, this loan is now classified as a note payable.

(h)   The floating rate loan bears interest at LIBOR plus 0.88% that matures on August 9, 2007 with two one-year extensions through August 9, 2009. The Company has an interest rate cap agreement over the loan term which effectively prevents LIBOR from exceeding 7.12%. At September 30, 2006 and December 31, 2005, the total interest rate was 6.21% and 5.25%, respectively.

(i)    This represents a construction loan that bore interest at LIBOR plus 2.0%. On January 6, 2006, the Company modified the loan to reduce the interest rate to LIBOR plus 1.75% with the opportunity for further reduction upon satisfaction of certain conditions to LIBOR plus 1.50%. The maturity was extended to August 1, 2008 with two extension options of eighteen and twelve months, respectively. At September 30, 2006 and December 31, 2005, the total interest rate was 7.08% and 6.39%, respectively.

(j)    The loan bore interest at LIBOR plus 2.0% for six months and then converted at January 1, 2005 to a fixed rate loan at 4.94%. The effective interest rate over the entire term is 4.84%.

(k)   Concurrent with the acquisition of the mall, the Company placed a $108,000 loan bearing interest at LIBOR plus 1.15% and maturing July 1, 2004 with three consecutive one-year options. $92,000 of the loan is at LIBOR plus 0.7% and $16,000 was at LIBOR plus 3.75%. The Company extended the loan maturity to July 2007. In May 2006, the Company paid off $16,000 of the loan.  The Company has an interest rate cap agreement over the loan term which effectively prevents LIBOR from exceeding 7.10%. At September 30, 2006 and December 31, 2005, the total interest rate was 6.03% and 5.25%, respectively.

(l)    On February 15, 2006, the Company paid off the existing $32,250 floating rate loan that bore interest at LIBOR plus 1.65% and replaced it with a $50.0 million floating rate loan that bears interest at LIBOR plus 0.85% and matures in February 2010. There is an interest rate cap agreement on the new loan which effectively prevents LIBOR from exceeding 6.65%. At September 30, 2006 and December 31, 2005, the total interest rate was 6.13% and 4.90%, respectively.

(m)  The floating rate loan bears interest at LIBOR plus 1.65%. At September 30, 2006 and December 31, 2005, the total interest rate was 7.03% and 6.03%, respectively.

(n)   These loans were paid off in full on January 3, 2006.

(o)   This loan was paid off in full in September 2006.

(p)   This floating rate loan bore interest at LIBOR plus 1.375% and was to mature on February 20, 2006. On April 19, 2006, the Company refinanced the loan on the property. The existing loan was replaced with an $115,000 loan bearing interest at 5.79% and maturing on May 1, 2016.

(q)   The loan was paid off in June 2006 concurrent with the sale of the property.

(r)    On June 7, 2006, the Company placed a construction note payable on the property for up to $115,000, which bears interest at LIBOR plus a spread of 1.1% to 1.25% depending on the occupancy rate.  The loan matures in June 2007, with two one-year extension options. At September 30, 2006, the total interest rate was 6.67%.

(s)    Concurrent with the acquisition of this property, the Company placed a $100,000 loan that bears interest at 5.58% and matures on February 16, 2016.

(t)    This loan was paid off in full on August 1, 2006.

Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

Total interest expense capitalized was $4,250 and $2,715 for the three months ended September 30, 2006 and 2005, respectively, and $10,289 and $7,132 and for the nine months ended September 30, 2006 and 2005, respectively.

Related party mortgage notes payable are amounts due to affiliates of NML.

The fair value of mortgage notes payable is estimated to be approximately $3,893,186 and $3,341,000, at September 30, 2006 and December 31, 2005, respectively, based on current interest rates for comparable loans.

9.     Bank and Other Notes Payable:

The Company had a $1,000,000 revolving line of credit that was set to mature on July 30, 2007 plus a one-year extension.  On July 20, 2006, the Company amended and expanded the revolving line of credit to $1,500,000 and extended the maturity to April 25, 2010 with a one-year extension option.  The interest rate, after amendment, fluctuates from LIBOR plus 1.0% to LIBOR plus 1.35% depending on the Company’s overall leverage. In September 2006, the Company entered into an interest rate swap agreement that effectively fixed the interest rate on $400,000 of the outstanding balance of the line of credit at 6.23% until April 25, 2011. As of September 30, 2006 and December 31, 2005, borrowings outstanding were $749,500 and $863,000 at an average interest rate, net of the $400,000 swapped portion, of 6.48% and 5.93%, respectively.

On May 13, 2003, the Company issued $250,000 in unsecured notes maturing in May 2007 with a one-year extension option bearing interest at LIBOR plus 2.50%.  The proceeds were used to pay down the Company’s line of credit.  At September 30, 2006 and December 31, 2005, $250,000 was outstanding at an interest rate of 6.94% and 6.0%, respectively. The Company had an interest rate swap agreement from November 2003 to October 13, 2005, which effectively fixed the LIBOR rate at 4.45%.  On April 25, 2005, the Company modified the notes and reduced the interest rate from LIBOR plus 2.5% to LIBOR plus 1.5%.

On April 25, 2005, concurrent with the Wilmorite acquisition (See Note 13 — Acquisitions), the Company obtained a five-year, $450,000 term loan bearing interest at LIBOR plus 1.50% and a $650,000 acquisition loan which had a term of up to two years and bore interest initially at LIBOR plus 1.60%. In November 2005, the Company entered into an interest rate swap agreement that effectively fixed the interest rate of the $450,000 term loan at 6.30% from December 1, 2005 to April 25, 2010. At December 31, 2005, the entire term loan and $619,000 of the acquisition loan were outstanding with interest rates of 6.30% and 6.04%, respectively. On January 19, 2006, concurrent with a stock offering (See Note 14 — Stock Offering), the acquisition loan was paid off in full, resulting in a loss on early extinguishment of debt of $1,782. As of September 30, 2006, the entire term loan was outstanding with an interest rate of 6.30%.

On July 27, 2006, concurrent with the sale of Greeley Mall, the Company provided marketable securities to replace Greeley Mall as collateral for the mortgage note payable on the property.  As a result of this transaction, the debt has been reclassified to bank and other notes payable.  This note bears interest at 6.18% and matures in September 2013.  As of September 30, 2006, the note had a balance outstanding of $28,427.

As of September 30, 2006 and December 31, 2005, the Company was in compliance with all applicable loan covenants.

10.  Related-Party Transactions:

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Management Fees
MMC	$1,840	$2,482	$7,632	$7,167
Westcor Management Companies	1,677	1,534	5,016	4,421
Wilmorite Management Companies	480	235	1,192	370
	$3,997	$4,251	$13,840	$11,958

Development and Leasing Fees
MMC	$87	$703	$576	$1,368
Westcor Management Companies	1,556	491	3,239	1,353
Wilmorite Management Companies	7	329	79	552
	$1,650	$1,523	$3,894	$3,273

Certain mortgage notes on the properties are held by NML (See Note 8 — Mortgage Notes Payable). Interest expense in connection with these notes was $2,730 and $2,547 for the three months ended September 30, 2006 and 2005, and $8,143 and $6,939 for the nine months ended September 30, 2006 and 2005, respectively.  Included in accounts payable and accrued expenses is interest payable to these partners of $767 and $782 at September 30, 2006 and December 31, 2005, respectively.

As of September 30, 2006 and December 31, 2005, the Company had loans to unconsolidated joint ventures of $815 and $1,415, respectively.  Interest income associated with these notes was $14 and $34 for the three months ended September 30, 2006 and 2005 and $59 and $215 for the nine months ended September 30, 2006 and 2005, respectively. These loans represent initial funds advanced to development stage projects prior to construction loan funding. Correspondingly, loan payables in the same amount have been accrued as an obligation by the various joint ventures.

Due from affiliates of $4,518 and $4,258 at September 30, 2006 and December 31, 2005, respectively, represents unreimbursed costs and fees due from unconsolidated joint ventures under management agreements.

Certain Company officers and affiliates have guaranteed mortgages of $21,750 at one of the Company’s joint venture properties.

11.  Commitments and Contingencies:

The Company has certain properties that are subject to non-cancelable operating ground leases.  The leases expire at various times through 2098, subject in some cases to options to extend the terms of the lease.  Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined.  Ground rent expenses were $1,253 and $1,093 for the three months ended September 30, 2006 and 2005 and $3,367 and $2,971 for the nine months ended September 30, 2006 and 2005, respectively. No contingent rent was incurred in either period.

As of September 30, 2006 and December 31, 2005, the Company was contingently liable for $6,012 and $5,616, respectively, in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company. In addition, the Company has a $24,000 letter of credit that serves as collateral to a liability assumed in the acquisition of Wilmorite (See Note 13 - Acquisitions).

12.  Cumulative Convertible Redeemable Preferred Stock:

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

13.  Acquisitions:

The Company accounts for all acquisitions in accordance with SFAS No. 141, “Business Combinations.” The Company will first determine the value of the land and buildings utilizing an “as if vacant” methodology. The Company will then assign a fair value to any debt assumed at acquisition. The balance of the purchase price will be allocated to tenant improvements and identifiable intangible assets or liabilities. Tenant improvements represent the tangible assets associated with the existing leases valued on a fair market value basis at the acquisition date prorated over the remaining lease terms. The tenant improvements are classified as an asset under real estate investments and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases which come in three forms: (i) origination value, which represents the value associated with “cost avoidance” of acquiring in-place leases, such as lease commissions paid under terms generally experienced in our markets; (ii) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased; and (iii) above or below market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks. Origination value is recorded as an other asset and is amortized over the remaining lease terms. The value of in-place leases are recorded in deferred charges and other assets and amortized over the remaining lease term plus an estimate of renewal of the acquired leases. Above or below market leases are classified in other assets or in other accrued liabilities, depending on whether the contractual terms are above or below market, and the asset or liability is amortized to rental revenue over the remaining terms of the leases.

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

The following acquisitions occurred during the three and nine months ended September 30, 2006 and 2005:

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

The total purchase price was approximately $2,333,333, plus adjustments for working capital, including the assumption of approximately $877,174 of existing debt with an average interest rate of 6.43% and the issuance of $234,169 of convertible preferred units (“CPUs”) and $5,815 of common units in Wilmorite Holdings.  The balance of the consideration to the equity holders of Wilmorite and Wilmorite Holdings was paid in cash, which was provided primarily by a five-year, $450,000 term loan bearing interest at LIBOR plus 1.50% and a $650,000 acquisition loan which had a term of up to two years and bore interest initially at LIBOR plus 1.60%.  In January 2006, the acquisition loan was paid off in full (See Note 9 — Bank and Other Notes Payable). An affiliate of the Operating Partnership is the general partner, and together with other affiliates, own approximately 83% of Wilmorite Holdings, with the remaining 17% held by those limited partners of Wilmorite Holdings who elected to receive CPUs or common units in Wilmorite Holdings rather than cash.  Approximately $212,668 of the CPUs can be redeemed, subject to certain conditions, for the portion of the Wilmorite portfolio that consists of Eastview Mall, Eastview Commons, Greece Ridge Center, Marketplace Mall and Pittsford Plaza.  That right is exercisable during a period of three months beginning on August 31, 2007.

On an unaudited pro forma basis, reflecting the acquisition of Wilmorite as if it had occurred on January 1, 2005, the Company would have reflected net income available to common stockholders of $18,206 for the nine months ended September 30, 2005.  Net income available to common stockholders on a diluted per share basis would have been $0.31 for the nine months ended September 30, 2005.  Total consolidated revenues of the Company would have been $608,442 for the nine months ended September 30, 2005.

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

Federated

On July 26, 2006, the Company purchased 11 department stores located in 10 of its Centers from Federated Department Stores, Inc. for approximately $100,000.  The purchase price consisted of a $93,000 cash payment and a future $7,000 obligation to be paid in connection with future development work by Federated.  The Company’s share of the purchase price of $81,043 was funded in part from the proceeds of sales of properties during the three months ended September 30, 2006 and from borrowings under the line of credit.  The balance of the purchase price was paid by the Company’s joint venture partners where four of the eleven stores were located.

14.  Stock Offering:

On January 19, 2006, the Company issued 10,952,381 common shares for net proceeds of $746,484. The proceeds from issuance of the shares were used to pay off the $619,000 acquisition loan (See Note 9 — Bank and Other Notes Payable) and to pay down a portion of the Company’s line of credit pending use to pay part of the purchase price for Valley River Center (See Note 13 — Acquisitions).

15.  Income Taxes:

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

The income tax expense (benefit) of the TRSs is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Current	$—	$1,627	$20	$1,488
Deferred	535	(2,793)	199	(3,693)
Total income tax expense (benefit)	$535	$(1,166)	$219	$(2,205)

SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred tax assets and liabilities of the TRSs relate primarily to differences in the book and tax bases of property and to operating loss carryforwards for federal and state income tax purposes. A valuation allowance for deferred tax assets is provided if the Company believes it is more likely than not that all or some portion of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent on the Company generating sufficient taxable income in future periods. The net operating loss carryforwards are currently scheduled to expire through 2025, beginning in 2011. Net deferred tax assets were $10,820 and $10,256 at September 30, 2006 and December 31, 2005, respectively.

16.  Share-Based Plans:

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

In connection with the adoption of SFAS No. 123(R), the Company determined that $6,000 included in other accrued liabilities at December 31, 2005, in connection with the Directors’ Phantom Stock Plan, should be included in additional paid-in capital. Additionally, the Company reclassified $15,464 from the Unamortized Restricted Stock line item within equity to additional paid-in capital. The Company made these reclassifications during the three months ended March 31, 2006.

2003 Equity Incentive Plan

The 2003 Equity Incentive Plan (“2003 Plan”) authorizes the grant of stock awards, stock options, stock appreciation rights, stock units, stock bonuses, performance based awards, dividend equivalent rights and operating partnership units or other convertible or exchangeable units. As of September 30, 2006, only stock awards and stock options have been granted under the 2003 Plan. All awards granted under the 2003 Plan have a term of 10 years or less. These awards were generally granted based on certain performance criteria for the Company and the employees. The aggregate number of shares of common stock that may be issued under the 2003 Plan is 6,000,000 shares. As of September 30, 2006, there were 5,350,373 shares available for issuance under the 2003 Plan.

The following stock awards and stock options have been granted under the 2003 Plan:

Stock Awards

The outstanding stock awards vest over three years and the compensation cost related to the grants are determined by the market value at the grant date and are amortized over the vesting period on a straight-line basis. Stock awards are subject to restrictions determined by the Company’s compensation committee. Stock awards have the same dividend and voting rights as common stock. Compensation cost for stock awards was $3,108 and $2,736, for the three months ended September 30, 2006 and 2005, and $9,095 and $8,497 for the nine months ended September 30, 2006 and 2005, respectively.  As of September 30, 2006, there was $19,665 of total unrecognized compensation cost related to non-vested stock awards. This cost is expected to be recognized over a weighted average period of three years.  The following table summarizes the non-vested stock awards activity during the nine months ended September 30, 2006:

	Weighted
	Number of	Average
	Shares	Exercise Price
Balance at December 31, 2005	523,654	$42.12
Granted	182,550	$73.95
Vested	(279,904)	$42.73
Forfeited	(1,530)	$58.77
Balance at September 30, 2006	424,770	$48.30

Stock Options

The outstanding stock options vested six months after the grant date and were issued at the fair value of the common stock at the grant date. The term of these stock options is ten years from the grant date. The Company has not issued stock options since 2003. All outstanding stock options were fully vested as of December 31, 2005, and therefore, were not impacted by the adoption of SFAS No. 123(R).

The following table summarizes the activity of stock options outstanding during the nine months ended September 30, 2006:

Weighted
	Number of	Average
	Options	Exercise Price
Balance at December 31, 2005	2,500	$39.43
Granted	—	$—
Exercised	—	$—
Forfeitures	—	$—
Balance at September 30, 2006	2,500	$39.43

Directors’ Phantom Stock Plan

The Directors’ Phantom Stock Plan offers non-employee members of the board of directors (“Directors”) the opportunity to defer their cash compensation and to receive that compensation in common stock rather than in cash after termination of service or a predetermined period. Compensation generally includes the annual retainer and regular meeting fees payable by the Company to the Directors. Every Director has elected to receive their compensation in common stock. Deferred amounts are credited as units of phantom stock at the beginning of each three-year deferral period by dividing the present value of the deferred compensation by the average fair market value of the Company’s common stock at the date of grant. Compensation expense related to the phantom stock award was determined by the amortization of the value of the stock units on a straight-line basis over the applicable three-year service period. The stock units vest as the Directors’ services (to which the fees relate) are rendered. Vested phantom stock units are ultimately paid out in common stock on a one-unit for one-share basis. Stock units receive dividend equivalents in the form of additional stock units based on the dividend amount paid on the common stock. Compensation expense for stock awards was $132 and $398 for the three and nine months ended September 30, 2006, respectively. The aggregate number of phantom stock units that may be granted under the Directors’ Phantom Stock Plan is 250,000. As of September 30, 2006, there were 131,855 units available for grant under the Directors’ Phantom Stock Plan. As of September 30, 2006, there was $64 of total unrecognized cost related to non-vested phantom stock units. This cost is expected to be recognized over a weighted average period of one year.

The following table summarizes the activity of the non-vested phantom stock units during the nine months ended September 30, 2006:

		Weighted
		Average
	Number of Units	Grant Date Fair Value
Balance at December 31, 2005	5,858	$43.70
Granted	2,662	$72.03
Vested	(7,056)	$54.78
Forfeited	—	$—
Balance at September 30, 2006	1,464	$43.70

Employee Stock Purchase Plan

The ESPP authorizes eligible employees to purchase the Company’s common stock through voluntary payroll deduction made during periodic offering periods. Under the plan, common stock is purchased at a 10% discount from the lesser of the fair value of common stock at the beginning and ending of the offering period. A maximum of 750,000 shares of common stock is available for purchase under the ESPP. The number of shares available for future purchase under the plan at September 30, 2006 was 732,821.

Other Share-Based Plans

Prior to the adoption of the 2003 Plan, the Company had several other share-based plans. Under these plans, 429,822 and 443,976 stock options were outstanding as of September 30, 2006 and December 31, 2005, respectively. No additional shares may be issued under these plans. All stock options outstanding under these plans were fully vested as of December 31, 2005 and were, therefore, not impacted by the adoption of SFAS No. 123(R). As of September 30, 2006, all of the outstanding shares are exercisable at a weighted average price of $24.17. The weighted average remaining contractual life for options outstanding and exercisable was three years.

17.  Subsequent Events:

On October 25, 2006, the Compensation Committee of the Board of Directors of the Company approved pursuant to the Company’s 2003 Equity Incentive Plan, as amended, the terms of The Macerich Company 2006 Long-Term Incentive Plan (the “2006 LTIP”), a long-term incentive compensation program. Under the 2006 LTIP, each award recipient is issued limited partnership interests in the form of a new class of units (LTIP Units) of the Operating Partnership. On October 26, 2006, awards were granted under the 2006 LTIP to four executive officers of the Company.

On October 27, 2006, a dividend/distribution of $0.71 per share was declared for common stockholders and OP unit holders of record on November 15, 2006.  In addition, the Company declared a dividend of $0.71 on the Company’s Series A Preferred Stock.  All dividends/distributions will be paid on December 8, 2006.

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

Management’s Overview and Summary

The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). As of September 30, 2006, the Operating Partnership owned or had an ownership interest in 73 regional shopping centers, 18 community shopping centers and two development properties aggregating approximately 79 million square feet of gross leasable area. These 93 regional, community and development shopping centers are referred to hereinafter as the “Centers”, unless the context otherwise requires. The Company is a self-administered and self-managed real estate investment trust (“REIT”) and conducts all of its operations through the Operating Partnership and the Company’s management companies.

The following discussion is based primarily on the consolidated financial statements of the Company for the three and nine months ended September 30, 2006 and 2005. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

On April 8, 2005, the Company acquired Ridgmar Mall, a 1.3 million square foot super-regional mall in Fort Worth, Texas.  The acquisition was completed in a 50/50 joint venture with an affiliate of Walton Street Capital, LLC.  The purchase price was $71.1 million.  Concurrent with the closing, a $57.4 million loan bearing interest at a fixed rate of 6.0725% was placed on the property.  The balance of the Company’s pro rata share of the purchase price was funded by borrowings under the Company’s line of credit.

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

On June 9, 2006, the Company sold Scottsdale/101, a 564,000 square foot center in Phoenix, Arizona.  The sale price was $117.6 million from which $56.0 million was used to payoff the mortgage on the property.  The Company’s share of the realized gain was $25.8 million.

On July 13, 2006, the Company sold Park Lane Mall, a 370,000 square foot center in Reno, Nevada, for $20 million resulting in a gain of $5.9 million.

On July 26, 2006, the Company purchased 11 department stores located in 10 of its Centers from Federated Department Stores, Inc. for approximately $100 million.  The purchase price consisted of $93 million cash payment and $7 million future obligation to be paid concurrent with development work by Federated in the future at Company’s development properties.  The Company’s share of the purchase price was $81.0 million and was funded in part from the proceeds of sales of Park Lane Mall, Greeley Mall, Holiday Village and Great Falls Marketplace, and from borrowings under the Company’s line of credit.  The balance of the purchase price was paid by the Company’s joint venture partners.

On July 27, 2006, the Company sold the centers at Holiday Village, a 498,000 square foot center in Great Falls, Montana and Greeley Mall, a 564,000 square foot center in Greeley, Colorado, in a combined sale for $86.8 million, resulting in a gain of $28.6 million.

On August 11, 2006, the Company sold Great Falls Marketplace, a 215,000 square foot community center in Great Falls, Montana, for $27.5 million resulting in a gain of $11.9 million.

Redevelopment

The grand opening of the first phase of Twenty-Ninth Street, an 805,000 square foot shopping district in Boulder, Colorado, took place on October 13, 2006.  The balance of the project is scheduled for completion in the summer of 2007.  Retail tenants included Ann Taylor Loft, Apple, Bath & Body Works, Borders, California Pizza Kitchen, Century Theatres, Coldwater Creek, Home Depot, J. Jill, Macy’s, Muttropolis, Puma, Purple Martini, Victoria’s Secret and Wild Oats Market.

At Westside Pavilion in Los Angeles, construction continues on the redevelopment of the western portion of the center that will include a 12 screen, state of the art Landmark Theatre, a Barnes & Noble and restaurants.  The estimated completion of the redevelopment is Fall of 2007.

In February 2006, construction began on the SanTan Village regional shopping center in Gilbert, Arizona.  The center is an outdoor open air streetscape project planned to contain in excess of 1.2 million square feet on 120 acres.  The center is currently 70% leased and will be anchored by Dillard’s, Harkins Theatres and will contain a lifestyle shopping district featuring retail, office and restaurants.  Additional tenants include American Eagle Outfitters, Ann Taylor Loft, Borders, Charlotte Russe, Chico’s, Coldwater Creek, J. Jill, Lucy, Pac Sun and Soma.  The project is scheduled to open in phases starting in the Fall of 2007, with the retail phases expected to be completed by late 2008.

Inflation

Inflation has not had a significant impact on the Company because of a relatively low inflation rate. Most of the leases at the Centers have rent adjustments periodically through the lease term. These rent increases are either in fixed increments or based on using an annual multiple of increases in the CPI. In addition, about 5% to 13% of the leases expire each year, which enables the Company to replace existing leases with new leases at higher base rents if the rents of the existing leases are below the then existing market rate. Additionally, historically, the majority of the leases require the tenants to pay their pro rata share of operating expenses.  Since early 2005, the Company began entering into leases that require tenants to pay a stated amount for operating expenses, generally excluding property taxes, regardless of the expenses actually incurred at any Center.  This change shifts the burden of cost control to the Company.

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

Property is recorded at cost and is depreciated using a straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	5-40 years
Tenant improvements	5-7 years
Equipment and furnishings	5-7 years

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

Results of Operations

Many of the variations in the results of operations, discussed below, occurred due to the transactions described above including the 2006 Acquisition Center and 2005 Acquisition Centers. Kierland Commons, Metrocenter, Ridgmar Mall and Tysons Center are referred to herein as the “Joint Venture Acquisition Centers.” Twenty Ninth Street, Santa Monica Place and Westside Pavilion were under redevelopment during all or a portion of the reporting periods and are referred to herein as the “Redevelopment Centers.” For the three months ended September 30, 2006 and 2005, all other Centers, excluding the 2006 Acquisition Center and unconsolidated joint venture centers, are referred to herein as the “Same Centers,” unless the context otherwise requires. For the nine months ended September 30, 2006 and 2005, the 2005 Acquisition Centers are excluded from Same Centers. Unconsolidated joint ventures are reflected using the equity method of accounting. The Company’s pro rata share of the results from these Centers is reflected in the results of operations in the income statement line item entitled “Equity in income from unconsolidated joint ventures.”

Comparison of the Three Months Ended September 30, 2006 and 2005

Revenues

minimum and percentage rents increased by $2.0 million or 1.6% from 2005 to 2006. Approximately $2.8 million of the increase was related to the 2006 Acquisition Center offset in part by a decrease of $1.1 million at the Same Centers and $0.2 million at the Redevelopment Centers.

The amortization of above and below market leases, which is recorded in rental revenue as described above, decreased to $3.0 million in 2006 from $3.9 million in 2005. The decrease is primarily due to the amortization of above and below market leases and lease terminations at the Same Centers which is offset in part by an increase of amortization of above and below market leases at the 2006 Acquisition Center.

Tenant recoveries increased $3.3 million or 5.1% from 2005 to 2006. Approximately $2.3 million of the increase was related to the Same Centers due to increased recoverable shopping center expenses and $1.2 million related to the 2006 Acquisition Center.  These increases were offset by a $0.2 million decrease at the Redevelopment Centers.

Management Companies’ Revenues

Management Companies’ revenues increased by $1.1 million in 2006 from 2005. The increase is primarily due to management fees received from the Joint Venture Acquisition Centers, an additional third-party management contract and increased development fees from joint ventures.

Shopping Center and Operating Expenses

Shopping center and operating expenses increased $2.7 million or 4.0% from 2005 to 2006. Approximately $1.8 million relates to the Same Centers and $1.2 million relates to the 2006 Acquisition Center offset in part by a decrease of $0.2 million at the Redevelopment Centers

Management Companies’ Operating Expenses

Management Companies’ operating expenses increased by $1.5 million in 2006 from 2005, primarily due to higher administrative expenses in 2006 due to the 2005 Acquisition Centers.

REIT General and Administrative Expenses

REIT general and administrative expenses decreased by $0.9 million in 2006 from 2005, primarily due to decreases in share-based compensation expense.

Depreciation and Amortization

Depreciation and amortization decreased by $0.4 million in 2006 from 2005. The decrease is primarily attributed to a $2.3 million decrease at the Same Centers offset in part by an increase of $1.7 million at the 2006 Acquisition Center and a $0.2 million increase at the Redevelopment Centers.

Interest Expense

Interest expense increased $0.1 million in 2006 from 2005. Approximately $0.9 million of the increase relates to higher interest rates under the Company’s line of credit, $2.2 million relates to the $450 million term loan associated with the 2005 Acquisition Centers, $1.4 million relates to increased interest expense on the $250 million term loan, $1.4 million relates to the 2006 Acquisition Center, and approximately $3.5 million relates to increased interest expense due to refinancings and higher rates on floating rate debt regarding the Same Centers. These increases were offset in part by an approximately $0.3 million decrease in interest expense at the Redevelopment Centers and a $8.4 million decrease in acquisition debt interest expense.  The decrease in interest on acquisition debt is due to the payoff of the $650 million acquisition loan in January 2006. Additionally, capitalized interest was $4.2 million in 2006, up from $2.7 million in 2005.

Equity in Income of Unconsolidated Joint Ventures

The equity in income of unconsolidated joint ventures decreased by $0.3 million in 2006 from 2005. Approximately $1.7 million of the decrease relates to increased interest expense from the SDG Macerich Properties joint venture, which is offset in part by $1.0 million of increased revenue from the Joint Venture Acquisition Centers.

Discontinued Operations

The increase of $45.2 million in discontinued operations relates to the gain on sale of Park Lane Mall, Holiday Village, Greeley Mall and Great Falls Marketplace during the three months ended September 30, 2006. Additionally, the Company reclassified the results of operations for these properties and Scottsdale/101, which was sold during the second quarter of 2006, for the three months ended September 30, 2006 and 2005.

Minority Interest

The minority interest represents the 15.6% weighted average interest of the Operating Partnership not owned by the Company during 2006 compared to the 19.3% not owned by the Company during 2005. The change is primarily due to the stock offering by the Company in January 2006.

Funds From Operations

Primarily as a result of the factors mentioned above, Funds from Operations (“FFO”)—Diluted increased 6.8% to $86.6 million in 2006 from $81.1 million in 2005. For the reconciliation of FFO and FFO-diluted to net income available to common stockholders, see “Funds from Operations.”

Comparison of the Nine Months Ended September 30, 2006 and 2005

Revenues

Minimum and percentage rents increased by $52.7 million or 15.9% from 2005 to 2006. Approximately $41.7 million of the increase was related to the 2005 Acquisition Centers, $7.4 million was related to the 2006 Acquisition Center and $3.4 million was related to the Same Centers, offset in part by a decrease of $0.5 million at the Redevelopment Centers.

The amortization of above and below market leases, which is recorded in rental revenue as described above, increased to $10.3 million in 2006 from $8.5 million in 2005. The increase is primarily due to the 2005 Acquisition Centers and 2006 Acquisition Center.

Tenant recoveries increased $32.3 million or 19.6% from 2005 to 2006. Approximately $23.8 million of the increase was related to the 2005 Acquisition Centers, $3.2 million was related to the 2006 Acquisition Center and $6.3 million related to the Same Centers due to an increase in recoverable shopping center expenses, offset in part by a decrease of $1.0 million at the Redevelopment Centers.

Management Companies’ Revenues

Management Companies’ revenues increased by $4.3 million from 2005 to 2006, primarily due to increased management fees received from the Joint Venture Acquisition Centers, third party management contracts and increased development fees from joint ventures.

Shopping Center and Operating Expenses

Shopping center and operating expenses increased $32.5 million or 19.0% from 2005 to 2006. Approximately $24.2 million relates to the 2005 Acquisition Centers, $3.1 million relates to the 2006 Acquisition Center and $5.8 million relates to the Same Centers offset in part by a $0.5 million decrease related to the Redevelopment Centers.

Management Companies’ Operating Expenses

Management Companies’ operating expenses increased to $41.3 million in 2006 from $37.3 million in 2005, primarily as a result of the additional costs of managing the Joint Venture Acquisition Centers and third party managed properties.

REIT General and Administrative Expenses

REIT general and administrative expenses decreased by $0.4 million in 2006 from 2005, primarily due to decreases in share-based compensation expense compared to 2005.

Depreciation and Amortization

Depreciation and amortization increased $31.1 million in 2006 from 2005. The increase is primarily attributed to the 2005 Acquisition Centers of $24.1 million, the 2006 Acquisition Center of $4.2 million and the Same Centers of $3.7 million. These increases were offset in part by a decrease at the Redevelopment Centers of $1.0 million.

Interest Expense

Interest expense increased $39.0 million in 2006 from 2005. Approximately $8.1 million of the increase relates to the term and acquisition loans associated with the 2005 Acquisition Centers, $12.2 million relates to the assumed debt from the 2005 Acquisition Centers, $3.6 million relates to the 2006 Acquisition Center, $2.9 million relates to increased borrowings and higher interest rates under the Company’s line of credit, $5.4 million relates to the higher interest rates on the $250 million term loan and approximately $8.7 million relates to increased interest expense due to refinancings and higher rates on floating rate debt regarding the Same Centers. These increases were offset in part by an approximately $2.2 million decrease in interest expense at the Redevelopment Centers. Additionally, capitalized interest was $10.3 million in 2006, up from $7.1 million in 2005.

Equity in Income of Unconsolidated Joint Ventures

The equity in income of unconsolidated joint ventures increased $11.0 million in 2006 from 2005. Approximately $5.6 million of the increase relates to increased income from the Joint Venture Acquisition Centers, increased rental revenue of $3.7 million from the Pacific Premier Retail Trust joint venture and $5.5 million from other joint ventures due to increased minimum rents.  This is partly offset by a $3.5 million increase in interest expense from the SDG Macerich Properties joint venture.

Loss on Early Extinguishment of Debt

The Company recorded a loss from the early extinguishment of debt of $1.8 million related primarily to the pay off of the $619 million acquisition loan on January 19, 2006.

Discontinued Operations

The increase of $70.5 million in discontinued operations relates to the gain on sale of Scottsdale/101, Park Lane Mall, Holiday Village, Greeley Mall and Great Falls Marketplace during the nine months ended September 30, 2006. Additionally, the Company reclassified the results of operations for these properties for the nine months ended September 30, 2006 and 2005.

Minority Interest

The minority interest represents the 15.9% weighted average interest of the Operating Partnership not owned by the Company during 2006 compared to the 19.3% not owned by the Company during 2005. The change is primarily due to the stock offering by the Company in January 2006.

Funds From Operations

Primarily as a result of the factors mentioned above, FFO—Diluted increased 11.9% to $262.0 million in 2006 from $234.1 million in 2005. For the reconciliation of FFO and FFO-diluted to net income available to common stockholders, see “Funds from Operations.”

Comparison of Cash Flows for the Nine Months Ended September 30, 2006 and 2005

Operating Activities

Cash flow provided by operations was $138.9 million in 2006 compared to $185.0 million in 2005. The decrease is primarily due to the results at the Centers as discussed above and the changes in assets and liabilities in 2006 compared to 2005.

Investing Activities

Cash used in investing activities was $184.4 million in 2006 compared to $95.3 million in 2005. The change resulted primarily from the purchase of the 2006 Acquisition Center and an increase in the development, redevelopment, expansion and renovation of Centers in 2006 compared to 2005. This was offset in part by an increase in distributions from joint ventures primarily due to the refinancing of the debt of the SDG Macerich Properties joint venture and the $237.9 million of proceeds from the sales of Scottsdale 101, Parklane Mall, Holiday Village, Greeley Mall and Great Falls Marketplace in 2006.

Financing Activities

Cash flow used in financing activities was $47.5 million in 2006 compared to $93.5 million in 2005. The change is primarily due to the pay off of the $619.0 million acquisition loan and pay down of the line of credit, which was partially offset by receipt of $746.8 million in net proceeds from the stock offering in January 2006.

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

The following table summarizes capital expenditures incurred at the Centers for the nine months ended September 30, 2006 and 2005:

	For the Nine Months Ended September 30,
	2006	2005
(Dollars in thousands)
Consolidated Centers:
Acquisitions of property and equipment	$334,888	$1,745,305
Development, redevelopment and expansion of Centers	101,991	55,808
Renovations of Centers	37,573	26,843
Tenant improvements	20,608	15,977
Deferred leasing charges	17,380	16,007
	$512,440	$1,859,940
Joint Venture Centers (at Company’s pro rata share) :
Acquisitions of property and equipment	$24,324	$731,515
Development, redevelopment and expansion of Centers	39,047	58,840
Renovations of Centers	6,973	18,073
Tenant improvements	8,186	6,097
Deferred leasing charges	3,093	3,932
	$81,623	$818,457

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

The Company’s total outstanding loan indebtedness at September 30, 2006 was $6.5 billion (including its pro rata share of joint venture debt). This equated to a debt to Total Market Capitalization (defined as total debt of the Company, including its pro rata share of joint venture debt, plus aggregate market value of outstanding shares of common stock, assuming full conversion of OP Units, MACWH, LP units and preferred stock into common stock) ratio of approximately 48.0% at September 30, 2006. The majority of the Company’s debt consists of fixed-rate conventional mortgages payable collateralized by individual properties.

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

On July 20, 2006, the Company placed a $61.2 million mortgage note payable on Crossroads Mall in Oklahoma.  The note bears interest at 6.26% and matures on August 1, 2016.  The proceeds of the loan were used to pay down the Company’s line of credit.

On July 26, 2006, the Company purchased 11 department stores located in 10 of its Centers from Federated Department Stores, Inc. for approximately $100 million.  The Company’s share of the purchase price was funded from the Company’s line of credit.

The Company had a $1.0 billion revolving line of credit that was set to mature on July 30, 2007 plus a one-year extension.  The interest rate fluctuates from LIBOR plus 1.15% to LIBOR plus 1.70% depending on the Company’s overall leverage level.  On July 20, 2006, the Company amended and expanded the revolving line of credit to $1.5 billion and extended the maturity to April 25, 2010 with a one-year extension option.  The interest rate, after amendment, will fluctuate from LIBOR plus 1.0% to LIBOR plus 1.35% depending on the Company’s overall leverage. In September 2006, the Company entered into an interest rate swap agreement that effectively fixed the interest rate on $400.0 million of the outstanding balance of the line of credit at 6.23% until April 25, 2011. As of September 30, 2006 and December 31, 2005, borrowings outstanding were $749.5 million and $863.0 million at an average interest rate, net of the $400.0 million swapped portion, of 6.48% and 5.93%, respectively.

On May 13, 2003, the Company issued $250.0 million in unsecured notes maturing in May 2007 with a one-year extension option bearing interest at LIBOR plus 2.50%. On April 25, 2005, concurrent with the Wilmorite acquisition, the Company modified these unsecured notes and reduced the interest rate to LIBOR plus 1.50%.  At September 30, 2006 and December 31, 2005, the entire $250.0 million of notes were outstanding at an interest rate of 6.8% and 6.0%, respectively. The Company had an interest rate swap agreement which effectively fixed the interest rate at 4.45% from November 2003 to October 13, 2005.

On April 25, 2005, concurrent with the Wilmorite acquisition, the Company obtained a five year, $450.0 million term loan bearing interest at LIBOR plus 1.50%. In November 2005, the Company entered into an interest rate swap agreement that effectively fixed the interest rate of the $450.0 million term loan at 6.30% from December 1, 2005 to April 15, 2010. At September 30, 2006 and December 31, 2005 the entire loan was outstanding with an interest rate of 6.30%.

As of September 30, 2006, the Company was in compliance with all applicable loan covenants.

At September 30, 2006, the Company had cash and cash equivalents available of $62.0 million.

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

In addition, the following joint ventures also have debt that could become recourse debt to the Company or its subsidiaries, in excess of its pro rata share, should the partnership be unable to discharge the obligations of the related debt. The following reflects the maximum amount of debt principal that could become recourse to the Company at September 30, 2006 (in thousands):

		Maturity
Property	Recourse Debt	Date
Boulevard Shops	$4,280	12/16/2007
Chandler Village Center	4,241	12/19/2006
Metrocenter	1,725	2/9/2008
	$10,246

Additionally, as of September 30, 2006, the Company was contingently liable for $6.0 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

Long-term contractual obligations:

The following is a schedule of long-term contractual obligations as of September 30, 2006 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
		Less than	1 - 3	3 - 5	More than
Contractual Obligations	Total	1 year	years	years	five years
Long-term debt obligations (includes expected interest payments)	$5,951,103	$810,737	$1,362,524	$2,198,048	$1,579,794
Operating lease obligations	241,128	2,599	7,887	10,585	220,057
Purchase obligations	17,451	17,451	—	—	—
Other long-term liabilities	288,215	288,215	—	—	—
	$6,497,897	$1,119,002	$1,370,411	$2,208,633	$1,799,851

During the nine months ended September 30, 2006, there have been no material changes outside the ordinary course of business, other than the acquisition of Valley River Center, the repayment of the $619.0 million outstanding on the acquisition loan and the sales of Scottsdale 101, Park Lane Mall, Greeley Mall, Holiday Village and Great Falls Marketplace since the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

The following reconciles net income available to common stockholders to FFO and FFO-diluted for the three and nine months ending September 30, 2006 and 2005 (in thousands):

	2006		2005
	Shares	Amount	Shares	Amount
For the Three Months Ended September 30,
Net income—available to common stockholders	84,726	$46,968	73,379	$4,064
Adjustments to reconcile net income to FFO — basic:
Minority interest	—	8,901	—	1,406
Gain on sale of consolidated assets	—	(46,752)	—	—
Add: gain (loss) on undepreciated consolidated assets	—	2,339	—	(10)
Gain on sale of assets from unconsolidated entities (pro rata)	—	(1)	—	(1,321)
Add: Gain on undepreciated asset sales—from unconsolidated entities (pro rata)	—	—	—	1,323
Depreciation and amortization on consolidated centers	—	56,120	—	57,941
Less: depreciation and amortization allocable to minority interest in consolidated joint ventures	—	(1,128)	—	(1,787)
Depreciation and amortization on unconsolidated entities (pro rata)	—	21,045	—	20,495
Less: depreciation on personal property and amortization of loan costs and interest rate caps	—	(3,472)	—	(3,847)
FFO — basic(1)	84,726	84,020	73,379	78,264
Additional adjustments to arrive at FFO — diluted:
Impact of convertible preferred stock	3,627	2,575	3,627	2,503
Impact of non-participating convertible preferred units	—	—	345	323
Impact of stock options - treasury method	295	—	282	—
FFO — diluted(2)	88,648	$86,595	77,633	$81,090

For the Nine Months Ended September 30,
Net income — available to common stockholders	83,924	$80,092	73,187	$28,954
Adjustments to reconcile net income to FFO — basic:
Minority interest	—	15,131	—	7,085
Gain on sale of consolidated assets	—	(72,204)	—	(1,474)
Add: Gain on undepreciated consolidated asset sales	—	5,715	—	1,307
Gain on sale of assets from unconsolidated entities (pro rata)	—	(245)	—	(1,861)
Add: Gain on land sales — from unconsolidated entities (pro rata)	—	244	—	1,867
Depreciation and amortization on consolidated centers	—	179,071	—	149,767
Less: depreciation and amortization allocable to minority interest in consolidated joint ventures	—	(4,351)	—	(3,612)
Depreciation and amortization on unconsolidated entities (pro rata)	—	62,209	—	55,243
Less: depreciation on personal property and amortization of loan costs and interest rate caps	—	(11,139)	—	(10,707)
FFO — basic(1)	83,924	254,523	73,187	226,569
Additional adjustments to arrive at FFO—diluted:
Impact of convertible preferred stock	3,627	7,508	3,627	7,218
Impact of non-participating convertible preferred units	—	—	199	323
Impact of stock options — treasury method	292	—	336	—
FFO — diluted(2)	87,843	$262,031	77,349	$234,110

(1)  Calculated based upon basic net income as adjusted to reach basic FFO. As of September 30, 2006 and 2005, 13.2 million and 14.0 million of OP Units were outstanding, respectively.

(2)   The computation of FFO — diluted shares outstanding includes the effect of outstanding common stock options and restricted stock using the treasury method. It also assumes the conversion of MACWH, LP units to the extent that they are dilutive to the FFO Computation (See Note 13 — Acquisitions). For the three and nine months ended September 30, 2006 and 2005, the MACWH, LP units were antidilutive to FFO. The preferred stock can be converted on a one-for-one basis for common stock. The preferred shares are assumed converted for purposes of FFO — diluted as they are dilutive to that calculation.

Item 3              Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure is interest rate risk. The Company has managed and will continue to manage interest rate risk by (1) maintaining a ratio of fixed rate, long-term debt to total debt such that floating rate exposure is kept at an acceptable level, (2) reducing interest rate exposure on certain long-term floating rate debt through the use of interest rate caps and/or swaps with appropriately matching maturities, (3) using treasury rate locks where appropriate to fix rates on anticipated debt transactions, and (4) taking advantage of favorable market conditions for long-term debt and/or equity. The following table sets forth information as of September 30, 2006 concerning the Company’s long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (“FV”):

	For the Years Ended September 30,
	Dollars in thousands
	2007	2008	2009	2010	2011	Thereafter	Total	FV
CONSOLIDATED CENTERS:
Long term debt:
Fixed rate (1)	$123,814	$338,417	$426,832	$1,005,953	$576,943	$1,370,387	$3,842,346	$3,453,121
Average interest rate	6.10%	6.10%	6.00%	5.90%	5.80%	5.90%	6.05%	—

Floating rate (1)	407,847	125,959	4,984	349,500	—	122,000	1,010,290	1,010,290
Average interest rate	6.50%	6.40%	6.40%	6.30%	—	6.00%	6.56%	—

	$531,661	$464,376	$431,816	$1,355,453	$576,943	$1,492,387	$4,852,636	$4,463,411

JOINT VENTURE CENTERS:

Long term debt (at Company’s pro rata share):
Fixed rate	$130,943	$60,830	$215,419	$115,698	$43,626	$881,071	$1,447,587	$1,471,676
Average interest rate	6.10%	6.00%	6.20%	6.00%	5.90%	5.90%	5.90%	—

Floating rate	12,418	44,003	26,170	—	66,300	48,250	197,141	197,141
Average interest rate	6.20%	6.20%	6.10%	—	6.00%	6.10%	6.27%	—

	$143,361	$104,833	$241,589	$115,698	$109,926	$929,321	$1,644,728	$1,668,817

(1)      Fixed rate debt includes the $450 million floating rate term note and $400 million of the line of credit balance.  These amounts have effective fixed rates over the remaining term due to swap agreements as discussed below.

The consolidated Centers’ total fixed rate debt at September 30, 2006 and December 31, 2005 was $3.8 billion and $3.2 billion, respectively. The average interest rate on fixed rate debt at September 30, 2006 and December 31, 2005 was 6.05% and 5.70%, respectively. The consolidated Centers’ total floating rate debt at September 30, 2006 and December 31, 2005 was $1.0 billion and $2.2 billion, respectively. The average interest rate on floating rate debt at September 30, 2006 and December 31, 2005 was 6.56% and 5.80%, respectively.

The Company’s pro rata share of the Joint Venture Centers’ fixed rate debt at September 30, 2006 and December 31, 2005 was $1.4 billion and $1.3 billion, respectively. The average interest rate on fixed rate debt at September 30, 2006 and December 31, 2005 was 5.90% and 6.60%, respectively.  The Company’s pro rata share of the Joint Venture Centers’ floating rate debt at September 30, 2006 and December 31, 2005 was $197.1 million and $250.3 million, respectively. The average interest rate on the floating rate debt was 6.27% and 5.20%, respectively.

The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (See “Note 4 — Derivative Instruments and Hedging Activities”).

The following are outstanding derivatives at September 30, 2006:

Property/Entity	Notional Amount	Product	Rate	Maturity	Company’s Ownership	Fair Value (1)
Camelback Collonade	$41,500,000	Cap	8.54%	11/17/2008	75%	$567
Desert Sky	$51,500,000	Cap	7.65%	3/15/2008	50%	$211
Greece Ridge	$72,000,000	Cap	7.95%	12/15/2007	100%	$107
La Cumbre	$30,000,000	Cap	7.12%	8/9/2007	100%	$47
MetroCenter	$37,380,000	Cap	7.25%	2/15/2008	15%	$74
MetroCenter	$11,500,000	Cap	5.25%	2/15/2008	15%	$3,024
Panorama	$50,000,000	Cap	6.65%	3/1/2008	100%	$2,712
The Oaks	$92,000,000	Cap	7.10%	7/1/2007	100%	$85
East Mesa	$67,500,000	Cap	8.63%	9/9/2008	33.33%	$205
MetroCenter	$112,000,000	Swap	4.80%	2/15/2008	15%	$288,814
Operating Partnership	$450,000,000	Swap	6.30%	4/15/2010	100%	$1,786,088
Operating Partnership	$400,000,000	Swap	6.23%	4/25/2011	100%	$(2,568,824)

(1)      Fair value at the Company’s ownership percentage.

Interest rate cap agreements (“Cap”) offer protection against floating rate on the notional amount from exceeding the rates noted in the above schedule and interest rate swap agreements (“Swap”) effectively replace a floating rate on the notional amount with a fixed rate as noted above.

In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $12.2 million per year based on $1.2 billion outstanding of floating rate debt at September 30, 2006.

The fair value of the Company’s long term debt is estimated based on discounted cash flows at interest rates that management believes reflect the risks associated with long term debt of similar risk and duration.

Item 4.             Controls and Procedures

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

However, based on their evaluation as of September 30, 2006, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management , including it Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date:  November 8, 2006