Form 10-K
period 2006-12-31
MACERICH CO
filed 2007-02-27
CIK 912242

QuickLinks -- Click here to rapidly navigate through this document
UNITED STATES Securities and Exchange Commission Washington, D.C. 20549 FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2006
Commission File No. 1-12504
The Macerich Company (Exact name of registrant as specified in its charter)
Maryland (State or other jurisdiction of incorporation or organization)
401 Wilshire Boulevard, Suite 700, Santa Monica, California 90401 (Address of principal executive office, including zip code)
95-4448705 (I.R.S. Employer Identification Number)
Registrant's telephone number, including area code (310) 394-6000
Securities registered pursuant to Section 12(b) of the Act
Title of each class Common Stock, $0.01 Par Value Preferred Share Purchase Rights
Name of each exchange on which registered New York Stock Exchange New York Stock Exchange
Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act YES ☒ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment on to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $3.3 billion as of the last business day of the registrant's most recent completed second quarter based upon the price at which the common shares were last sold on that day.
Number of shares outstanding of the registrant's common stock, as of February 16, 2007: 71,945,097 shares
DOCUMENTS INCORPORATED BY REFERENCE Portions of the proxy statement for the annual stockholders meeting to be held in 2007 are incorporated by reference into Part III of this Form 10-K

THE MACERICH COMPANY

Annual Report on Form 10-K

For the Year Ended December 31, 2006

Part I

Item 1. Business

General

The Macerich Company (the "Company") is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"). As of December 31, 2006, the Operating Partnership owned or had an ownership interest in 73 regional shopping centers and 18 community shopping centers aggregating approximately 76.9 million square feet of gross leasable area ("GLA"). These 91 regional and community shopping centers are referred to hereinafter as the "Centers", unless the context otherwise requires. The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Company's management companies, Macerich Property Management Company, LLC, a single member Delaware limited liability company, Macerich Management Company, a California corporation, Westcor Partners, L.L.C., a single member Arizona limited liability company, Macerich Westcor Management LLC, a single member Delaware limited liability company, Westcor Partners of Colorado, LLC, a Colorado limited liability company, MACW Mall Management, Inc., a New York corporation and MACW Property Management, LLC, a single member New York limited liability company. All seven of the management companies are collectively referred to herein as the "Management Companies."

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

Recent Developments

Equity Offering:

On January 19, 2006, the Company issued 10,952,381 common shares for net proceeds of $746.5 million. The proceeds from issuance of the shares were used to pay off the $619.0 million acquisition loan from the Wilmorite acquisition (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Acquisitions and Dispositions") and to pay down a portion of the Company's line of credit pending use to pay part of the purchase price for Valley River Center (See "Acquisitions").

Acquisitions:

On February 1, 2006, the Company acquired Valley River Center, an 835,694 square foot super-regional mall in Eugene, Oregon. The total purchase price was $187.5 million and concurrent with the acquisition, the Company placed a $100.0 million ten-year loan bearing interest at a fixed rate of 5.58% on the property. The balance of the purchase price was funded by cash and borrowings under the Company's line of credit.

On July 26, 2006, the Company purchased 11 department stores located in 10 of its Centers from Federated Department Stores, Inc. for approximately $100.0 million. The purchase price consisted of a $93.0 million cash

The Macerich Company    1

payment and a $7.0 million obligation to be paid in connection with development work by Federated. The Company's share of the purchase price was $81.0 million and was funded in part from the proceeds of sales of Park Lane Mall, Greeley Mall, Holiday Village and Great Falls Marketplace, and from borrowings under the Company's line of credit (See "Dispositions"). The balance of the purchase price was paid by the Company's joint venture partners.

On December 1, 2006, the Company acquired Deptford Mall, a two-level 1.0 million square foot super-regional mall in Deptford, New Jersey. The total purchase price of $241.0 million was funded by cash and borrowings under the Company's line of credit. On December 7, 2006, the Company placed a $100.0 million six-year loan bearing interest at a fixed rate of 5.44% on the property. The loan provides the right, subject to certain conditions, to borrow an additional $72.5 million for up to one-year after the initial funding.

Financing Activity:

On February 15, 2006, the Company refinanced the loan on Panorama Mall. The outstanding $32.3 million loan was replaced with a four-year floating rate loan of $50.0 million with a one-year extension option. The interest rate was reduced from LIBOR plus 1.65% to LIBOR plus 0.85% with an interest rate LIBOR cap of 6.65%. The loan proceeds were used to pay down the Company's line of credit and for general corporate purposes.

On March 1, 2006, the Company's joint venture in Desert Sky Mall refinanced the loan on the property. The outstanding fixed rate loan of $26.0 million at an interest rate of 5.42% was replaced with a $51.5 million floating rate two-year loan at LIBOR plus 1.10% with an interest rate LIBOR cap of 7.65%. The new loan has three one-year extension options. The loan proceeds were retained in the joint venture to use for the renovation of the Center.

On April 19, 2006, the Company refinanced the loan on Centre at Salisbury. The outstanding $79.9 million loan with a floating rate of LIBOR plus 1.375% was replaced with a ten-year fixed rate loan of $115.0 million at an interest rate of 5.79%. The loan proceeds were used to pay down the Company's line of credit and for general corporate purposes.

On May 10, 2006, the SDG Macerich Properties, L.P. joint venture completed a refinancing of its portfolio debt. The joint venture paid off approximately $625.0 million of floating and fixed rate debt with an average interest rate of approximately 6.5%. This debt was replaced by a series of seven new ten-year mortgage notes payable totaling $796.5 million with an average interest rate of 5.81%. The Company's pro rata share of the net proceeds of approximately $85.5 million was used to pay down the Company's line of credit and for general corporate purposes.

On June 5, 2006, the Company obtained a construction loan on Twenty Ninth Street of up to $115.0 million. The initial floating interest rate is LIBOR plus a spread of 1.1% to 1.25% depending on certain conditions for a term of one year plus two one-year extension options.

On June 30, 2006, the Company's joint venture in Los Cerritos Center refinanced the loan on the property. The outstanding fixed rate $108.0 million loan at 7.13% was refinanced with a new $130.0 million five-year floating rate loan. The joint venture has the flexibility, subject to certain conditions, to borrow an additional $70.0 million. The initial interest rate is at LIBOR plus 0.55%. The Company's pro rata share of the net proceeds was used to pay down the Company's line of credit and for general corporate purposes.

2     The Macerich Company

On July 20, 2006, the Company amended and expanded its revolving line of credit to $1.5 billion from $1.0 billion and extended the maturity to April 25, 2010 with a one-year extension option. The interest rate, after amendment, fluctuates from LIBOR plus 1.0% to LIBOR plus 1.35% depending on the Company's overall leverage. In September 2006, the Company entered into an interest rate swap agreement that effectively fixed the interest on $400.0 million of the outstanding balance of the line of credit at 6.23% until April 25, 2011.

On August 14, 2006, the Company's joint venture in Superstition Springs Center refinanced the loan on the property. The outstanding floating rate loan of $67.1 million was refinanced with a new $67.5 million two-year floating rate loan with three one-year extension options. The initial interest rate is at LIBOR plus 0.37% with an interest rate LIBOR cap of 8.63%.

On August 16, 2006, the Company's joint venture in The Promenade at Casa Grande obtained a construction loan of up to $110.0 million. The initial floating interest rate is LIBOR plus 1.40% for a term of three years plus two one-year extension options.

On November 14, 2006, the Company refinanced the loan on Prescott Gateway. The $35.3 million loan with a floating rate of LIBOR plus 1.65% was replaced with a five-year fixed rate loan of $60.0 million at an interest rate of 5.78%. The loan proceeds were used to pay down the Company's line of credit and for general corporate purposes.

Redevelopment and Development Activity:

The grand opening of the first phase of Twenty Ninth Street, an 817,085 square foot shopping district in Boulder, Colorado, took place on October 13, 2006. The balance of the project is scheduled for completion in the Summer 2007. Phase I of the project is 93% leased. Recent store openings include Borders Books, Chipotle Mexican Grill, Helly Hansen, Lady Foot Locker, lululemon, and Solstice Sunglass Boutique. Wild Oats has also opened their corporate headquarters at this project. Recent lease commitments include Anthropologie, Sephora, Cantina Laredo, Jamba Juice and North Face.

On November 1, 2006, the Company received Phoenix City Council approval to add up to five mixed-use towers of up to 165 feet at Biltmore Fashion Park. Biltmore Fashion Park is an established luxury destination for first-to-market, high-end and luxury tenants in the metropolitan Phoenix market. The mixed-use towers are planned to be built over time based upon demand.

Groundbreaking took place on February 6, 2007 for the 230,000 square foot life style expansion at The Oaks in Thousand Oaks, California. Plans also call for the remodeling of both the interior spaces and the exterior façade, and will include a new 138,000 square foot Nordstrom scheduled to open at the Center in Fall 2008. New tenants include Abercrombie Kids, Forever 21, Forth & Towne, Guess?, J. Crew, Iridesse, Planet Funk and Solstice Sunglass Boutique. The combined expansion and renovation of the center is projected to cost approximately $250 million and be completed in Fall 2008.

The first phase of SanTan Village, a $205 million regional shopping center under construction in Gilbert, Arizona, is scheduled to open in Fall 2007. The Center, currently 85% leased, is an open-air streetscape that will contain in excess of 1.2 million square feet on 120 acres. More than 35 tenants have committed to date, including Dillard's, Harkins Theatres, Aeropostale, American Eagle Outfitters, Ann Taylor, Ann Taylor Loft, Apple, Banana Republic, Best Buy, Blue Wasabi, The Body Shop, The Buckle, Charlotte Russe, Chico's, The Children's Place, Coach, Coldwater

The Macerich Company    3

Creek, The Disney Store, Eddie Bauer, J. Jill, Lane Bryant/Cacique, lucy, PacSun, Soma by Chico's, Swarovski Crystals, Victoria's Secret, Weisfield's Jewelers, White House/Black Market and Z Gallerie.

Construction began in late 2006 on The Promenade at Casa Grande, a $135 million, 1.0 million-square-foot regional shopping center in Arizona's fastest-growing county. Located in Casa Grande, Pinal County, the center will be located along the I-10 corridor between Phoenix and Tucson. The project is 85% committed, including anchors Target and JC Penney, and will deliver shopping, dining and entertainment options to a key growth corridor. Phase I of the project, which will include a combination of large-format retailers, specialty shops and restaurants, is scheduled for completion in Fall 2007. Phase II is comprised of small shops and is scheduled to open in March 2008. The Promenade at Casa Grande is 51% owned by the Company.

On January 22, 2007, the Fairfax County Board of Supervisors approved plans for a transit-oriented development at Tysons Corner Center in McLean, Virginia. The expansion will add 3.5 million square feet of mixed-use space to the existing 2.2 million square foot regional shopping center. The project is planned to be built in phases over the next 10 years based on market demand and the expansion of the area's light rail system. Completion of the entitlement process for Phase I, totaling roughly 1.4 million square feet, is anticipated for the first quarter of 2008. The first phase of the project is anticipated to begin development in late 2009.

In late 2006, plans were announced to bring Barneys New York Department Store to Scottsdale Fashion Square, replacing one of the anchor spaces acquired as a result of the Federated-May merger. Demolition of the vacant space and adjoining parking structure will begin in 2007, allowing for construction of an additional 100,000 square feet of new shop space and the 65,000-square-foot Barneys New York location. This store is anticipated to open in Fall 2009.

Dispositions:

On June 9, 2006, the Company sold Scottsdale/101, a 564,000 square foot Center in Phoenix, Arizona. The sale price was $117.6 million from which $56.0 million was used to payoff the mortgage on the property. The Company's share of the realized gain was $25.8 million.

On July 13, 2006, the Company sold Park Lane Mall, a 370,000 square foot center in Reno, Nevada, for $20 million resulting in a gain of $5.9 million.

On July 27, 2006, the Company sold Holiday Village, a 498,000 square foot center in Great Falls, Montana and Greeley Mall, a 564,000 square foot center in Greeley, Colorado, in a combined sale for $86.8 million, resulting in a gain of $28.7 million.

On August 11, 2006, the Company sold Great Falls Marketplace, a 215,000 square foot community center in Great Falls, Montana, for $27.5 million resulting in a gain of $11.8 million.

On December 29, 2006, the Company sold Citadel Mall, a 1,095,000 square foot center in Colorado Springs, Colorado, Crossroads Mall, a 1,268,000 square foot center in Oklahoma City, Oklahoma and Northwest Arkansas Mall, a 820,000 square foot center in Fayetteville, Arkansas, in a combined sale for $373.8 million, resulting in a gain of $132.7 million. The net proceeds were used to pay down the Company's line of credit and pay off the Company's $75.0 million loan on Paradise Valley Mall.

4     The Macerich Company

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

Strategy:

The Company has a four-pronged business strategy which focuses on the acquisition, leasing and management, redevelopment and development of Regional Shopping Centers.

Acquisitions.    The Company focuses on well-located, quality regional shopping centers that are, or it believes can be, dominant in their trade area and have strong revenue enhancement potential. The Company subsequently seeks to improve operating performance and returns from these properties through leasing, management and redevelopment. Since its initial public offering, the Company has acquired interests in shopping centers nationwide. The Company believes that it is geographically well positioned to cultivate and maintain ongoing relationships with potential sellers and financial institutions and to act quickly when acquisition opportunities arise. (See "Recent Developments—Acquisitions").

The Macerich Company    5

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

On a selective basis, the Company also does property management and leasing for third parties. The Company currently manages seven malls for third party owners on a fee basis. In addition, the Company manages four community centers for a related party. (See —"Item 13 —Certain Relationships and Related Transactions").

Redevelopment.    One of the major components of the Company's growth strategy is its ability to redevelop acquired properties. For this reason, the Company has built a staff of redevelopment professionals who have primary responsibility for identifying redevelopment opportunities that will result in enhanced long-term financial returns and market position for the Centers. The redevelopment professionals oversee the design and construction of the projects in addition to obtaining required governmental approvals. (See "Recent Developments —Redevelopment and Development Activity").

Development.    The Company is pursuing ground-up development projects on a selective basis. The Company has supplemented its strong acquisition, operations and redevelopment skills with its ground-up development expertise to further increase growth opportunities. (See "Recent Developments —Redevelopment and Development Activity").

The Centers

As of December 31, 2006, the Centers consist of 73 Regional Shopping Centers and 18 Community Shopping Centers aggregating approximately 76.9 million square feet of GLA. The 73 Regional Shopping Centers in the Company's portfolio average approximately 992,000 square feet of GLA and range in size from 2.2 million square feet of GLA at Tyson's Corner Center to 323,479 square feet of GLA at Panorama Mall. The Company's 18 Community Shopping Centers have an average of approximately 237,000 square feet of GLA. The Centers presently include 300 Anchors totaling approximately 41.0 million square feet of GLA and approximately 10,000 Mall and Freestanding Stores totaling approximately 35.9 million square feet of GLA.

Competition

There are numerous owners and developers of real estate that compete with the Company in its trade areas. There are seven other publicly traded mall companies and several large private mall companies, any of which under certain

6     The Macerich Company

circumstances could compete against the Company for an acquisition, an Anchor or a tenant. In addition, private equity firms compete with the Company in terms of acquisitions. This results in competition for both acquisition of centers and for tenants or Anchors to occupy space. The existence of competing shopping centers could have a material impact on the Company's ability to lease space and on the level of rent that can be achieved. There is also increasing competition from other retail formats and technologies, such as lifestyle centers, power centers, internet shopping and home shopping networks, factory outlet centers, discount shopping clubs and mail-order services that could adversely affect the Company's revenues.

Major Tenants

The Centers derived approximately 95.0% of their total rents for the year ended December 31, 2006 from Mall and Freestanding Stores. One tenant accounted for approximately 3.5% of minimum rents of the Company, and no other single tenant accounted for more than 2.9% as of December 31, 2006.

The following tenants (including their subsidiaries) represent the 10 largest tenants in the Company's portfolio (including joint ventures) based upon minimum rents in place as of December 31, 2006:

Tenant	Primary DBA's	Number of Locations in the Portfolio	% of Total Minimum Rents as of December 31, 2006

Limited Brands, Inc.	Victoria Secret, Bath & Body Works, Express	210	3.5%
The Gap, Inc.	Gap, Old Navy, Banana Republic	108	2.9%
Foot Locker, Inc.	Footlocker, Lady Footlocker	157	1.9%
Luxottica Group S.P.A.	Lenscrafters, Sunglass Hut	203	1.5%
AT&T Mobility, LLC(1)	AT&T Wireless, Cingular Wireless	38	1.5%
Zale Corporation	Zales	126	1.2%
Abercrombie & Fitch Co.	Abercrombie & Fitch	64	1.2%
Signet Group	Kay Jewelers, J.B. Robinson	77	0.9%
Federated Department Stores(2)	Macy's, Afterhours Formalwear	74	0.9%
J.C. Penney Company, Inc.	J.C. Penney	46	0.9%

(1)
Includes AT&T Wireless office headquarters located at Redmond Town Center.

(2)
Federated Department Stores divested their formal wear division in early 2007. Federated owned and operated sixteen formal wear stores in the Centers.

Mall and Freestanding Stores

Mall and Freestanding Store leases generally provide for tenants to pay rent comprised of a base (or "minimum") rent and a percentage rent based on sales. In some cases, tenants pay only minimum rent, and in some cases, tenants pay only percentage rents. Historically, most leases for Mall and Freestanding Stores contain provisions that allow the Centers to recover their costs for maintenance of the common areas, property taxes, insurance, advertising and other expenditures related to the operations of the Center. Since January 2005, the Company generally began

The Macerich Company    7

entering into leases which require tenants to pay a stated amount for such operating expenses, generally excluding property taxes, regardless of the expenses the Company actually incurs at any Center.

Tenant space of 10,000 square feet and under in the portfolio at December 31, 2006 comprises 67.9% of all Mall and Freestanding Store space. The Company uses tenant spaces of 10,000 square feet and under for comparing rental rate activity. The Company believes that to include space over 10,000 square feet would provide a less meaningful comparison.

When an existing lease expires, the Company is often able to enter into a new lease with a higher base rent component. The average base rent for new Mall and Freestanding Store leases at the consolidated Centers, 10,000 square feet and under, commencing during 2006 was $38.40 per square foot, or 20.3% higher than the average base rent for all Mall and Freestanding Stores at the consolidated Centers, 10,000 square feet and under, expiring during 2006 of $31.92 per square foot.

The following table sets forth for the Centers, the average base rent per square foot of Mall and Freestanding GLA, for tenants 10,000 square feet and under, as of December 31 for each of the past three years:

For the Year Ended December 31,	Average Base Rent Per Square Foot(1)	Avg. Base Rent Per Sq. Ft. on Leases Commencing During the Year(2)	Avg. Base Rent Per Sq. Ft. on Leases Expiring During the Year(3)

Consolidated Centers:
2006	$37.55	$38.40	$31.92
2005	$34.23	$35.60	$30.71
2004	$32.60	$35.31	$28.84
Joint Venture Centers:
2006	$37.94	$41.43	$36.19
2005	$36.35	$39.08	$30.18
2004	$33.39	$36.86	$29.32

(1)
Average base rent per square foot is based on Mall and Freestanding Store GLA for spaces, 10,000 square feet and under, occupied as of December 31 for each of the Centers owned by the Company in 2006, 2005 and 2004. Leases for La Encantada and the expansion area of Queens Center were excluded for 2005 and 2004.

(2)
The average base rent on lease signings during the year represents the actual rent to be paid on a per square foot basis during the first twelve months, for tenants 10,000 square feet and under. Leases for La Encantada and the expansion area of Queens Center were excluded for 2005 and 2004.

(3)
The average base rent per square foot on leases expiring during the year represents the final year minimum rent, on a cash basis, for all tenant leases 10,000 square feet and under expiring during the year. Leases for La Encantada and the expansion area of Queens Center were excluded for 2005 and 2004.

8     The Macerich Company

Cost of Occupancy

The Company's management believes that in order to maximize the Company's operating cash flow, the Centers' Mall Store tenants must be able to operate profitably. A major factor contributing to tenant profitability is cost of occupancy. The following table summarizes occupancy costs for Mall Store tenants in the Centers as a percentage of total Mall Store sales for the last three years:

	For Years ended December 31,
	2006	2005	2004

Consolidated Centers:
Minimum Rents	8.1%	8.3%	8.3%
Percentage Rents	0.4%	0.5%	0.4%
Expense Recoveries(1)	3.7%	3.6%	3.7%

	12.2%	12.4%	12.4%

Joint Venture Centers:
Minimum Rents	7.2%	7.4%	7.7%
Percentage Rents	0.6%	0.5%	0.5%
Expense Recoveries(1)	3.1%	3.0%	3.2%

	10.9%	10.9%	11.4%

(1)
Represents real estate tax and common area maintenance charges.

Lease Expirations

The following tables show scheduled lease expirations (for Centers owned as of December 31, 2006) of Mall and Freestanding Stores (10,000 square feet and under) for the next ten years, assuming that none of the tenants exercise renewal options:

Consolidated Centers:

Year Ending December 31,	Number of Leases Expiring	Approximate GLA of Leases Expiring(1)	% of Total Leased GLA Represented by Expiring Leases(2)	Ending Base Rent per Square Foot of Expiring Leases(1)

2007	499	1,033,336	12.49%	$34.21
2008	398	845,132	10.22%	$34.22
2009	363	702,761	8.50%	$37.86
2010	436	883,322	10.68%	$39.51
2011	445	1,085,764	13.13%	$37.80
2012	275	736,086	8.90%	$37.10
2013	221	528,682	6.39%	$40.97
2014	254	610,399	7.38%	$47.99
2015	274	732,250	8.85%	$45.72
2016	253	660,243	7.98%	$39.31

The Macerich Company    9

Joint Venture Centers (at Company's pro rata share):

Year Ending December 31,	Number of Leases Expiring	Approximate GLA of Leases Expiring(1)	% of Total Leased GLA Represented by Expiring Leases(2)	Ending Base Rent per Square Foot of Expiring Leases(1)

2007	434	470,592	11.97%	$34.87
2008	436	437,159	11.12%	$37.43
2009	411	442,678	11.26%	$35.50
2010	401	407,195	10.36%	$39.13
2011	382	450,518	11.46%	$37.52
2012	259	273,849	6.97%	$43.01
2013	227	243,523	6.20%	$43.66
2014	218	268,382	6.83%	$41.53
2015	232	316,883	8.06%	$38.67
2016	285	358,294	9.12%	$46.68

(1)
Currently, 40% of leases have provisions for future consumer price index increases which are not reflected in ending lease rent.

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

Anchors accounted for approximately 5.0% of the Company's total rent for the year ended December 31, 2006.

10     The Macerich Company

The following table identifies each Anchor, each parent company that owns multiple Anchors and the number of square feet owned or leased by each such Anchor or parent company in the Company's portfolio at December 31, 2006:

Name	Number of Anchor Stores	GLA Owned by Anchor	GLA Leased by Anchor	Total GLA Occupied by Anchor

Federated Department Stores
Macy's	57	6,501,584	2,905,664	9,407,248
Bloomingdale's	1	—	255,888	255,888

Total	58	6,501,584	3,161,552	9,663,136
Sears Holdings Corporation
Sears	51	4,713,818	2,216,406	6,930,224
Great Indoors, The	1	—	131,051	131,051
K-Mart	1	—	86,479	86,479

Total	53	4,713,818	2,433,936	7,147,754
J.C. Penney	48	2,564,887	3,906,043	6,470,930
Dillard's	24	3,276,852	918,235	4,195,087
Nordstrom	11	699,127	1,128,369	1,827,496
Target	12	920,541	564,279	1,484,820
The Bon-Ton Stores, Inc.
Younkers	6	—	609,177	609,177
Bon-Ton, The	4	263,534	166,559	430,093
Herberger's	4	188,000	214,573	402,573

Total	14	451,534	990,309	1,441,843
Sun Capital, Inc.
Mervyn's	16	712,715	538,103	1,250,818
Gottschalks	7	332,638	553,242	885,880
Boscov's	3	—	476,067	476,067
Wal-Mart(1)	3	371,527	100,709	472,236
Neiman Marcus	3	120,000	321,450	441,450
Lord & Taylor(2)	4	209,422	199,372	408,794
Home Depot(3)	3	132,003	274,402	406,405
Burlington Coat Factory(4)	4	186,570	146,176	332,746
Von Maur	3	186,686	59,563	246,249
Belk, Inc.
Belk	3	—	200,925	200,925
Kohl's(5)	2	76,145	114,359	190,504
Dick's Sporting Goods(6)	2	—	187,241	187,241
La Curacao(7)	1	164,656	—	164,656
Lowe's	1	135,197	—	135,197
Best Buy	2	129,441	—	129,441
Saks Fifth Avenue	1	—	92,000	92,000
Barneys New York(8)	1	—	81,398	81,398
L.L. Bean	1	—	75,778	75,778
Gordmans	1	—	60,000	60,000
Sports Authority(9)	1	—	52,250	52,250
Bealls	1	—	40,000	40,000
Vacant(10)	17	—	2,461,690	2,461,690

	300	21,885,343	19,137,448	41,022,791

(1)
Wal-Mart purchased the leasehold interest from Burlington Coat Factory at Village Crossroads.

The Macerich Company    11

(2)
NRCD Equity Partners, Inc. acquired Lord & Taylor from Federated Department Stores, Inc. in a transaction completed in October 2006.

(3)
Home Depot opened a new 141,000 square foot store at Twenty Ninth Street in January 2006.

(4)
Burlington Coat Factory is scheduled to open a 74,047 square foot store at Green Tree Mall in March 2007.

(5)
Kohl's purchased the 76,145 square foot Mervyn's building at Kitsap Mall from Sun Capital, Inc. in March 2006. Kohl's is scheduled to open in October 2007.

(6)
Dick's Sporting Goods is scheduled to open a 90,000 square foot store at Washington Square in March 2008.

(7)
La Curacao is scheduled to open a 164,656 square foot store at Desert Sky Mall in October 2007.

(8)
Barneys New York opened an 81,398 square foot store at North Park Center in September 2006.

(9)
Copeland Sports assigned its lease at Valley River Center to Sports Authority in January 2007 which subsequently closed. Sports Authority is scheduled to reopen in May 2007.

(10)
Included in "vacant" are 11 Federated Department Stores located in ten Centers totaling 1,940,980 square feet purchased by the Company in July 2006. The Company is planning various replacement tenant and/or redevelopment opportunities for these vacant stores.

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

12     The Macerich Company

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

PCE was detected in soil and groundwater in the vicinity of a dry cleaning establishment at North Valley Plaza, formerly owned by a joint venture of which the Company was a 50% member. The property was sold on December 18, 1997. The California Department of Toxic Substances Control ("DTSC") advised the Company in 1995 that very low levels of Dichloroethylene ("1,2 DCE"), a degradation byproduct of PCE, was detected in a municipal water well located 1/4 mile west of the dry cleaners, and that the dry cleaning facility may have contributed to the introduction of 1,2 DCE into the water well. According to the DTSC, the maximum contaminant level ("MCL") for 1,2 DCE which is permitted in drinking water is 6 parts per billion ("ppb"). The 1,2 DCE was detected in the water well at an average concentration of 1.7 ppb, which is below the MCL. In 1998, DTSC issued an order to multiple responsible parties regarding this contamination. The Company has retained an environmental consultant and has initiated extensive testing of the site. The joint venture agreed (between itself and the buyer) that it would be responsible for continuing to pursue the investigation and remediation of impacted soil and groundwater resulting from releases of PCE from the former dry cleaner. A total of $0.2 million and $0.1 million have already been incurred by the joint venture for remediation, professional and legal fees for the years ended December 31, 2006 and 2005, respectively. The Company has been sharing costs with former owners of the property. An additional $0.1 million remains reserved at December 31, 2006.

The Company acquired Fresno Fashion Fair in December 1996. Asbestos was detected in structural fireproofing throughout much of the Center. Testing data conducted by professional environmental consulting firms indicates that the fireproofing is largely inaccessible to building occupants and is well adhered to the structural members. Additionally, airborne concentrations of asbestos were well within OSHA's permissible exposure limit of .1 fcc. The accounting at acquisition included a reserve of $3.3 million to cover future removal of this asbestos, as necessary. The Center was recently renovated and a substantial amount of the asbestos was removed. The Company incurred $0.5 million and $0.5 million in remediation costs for the years ended December 31, 2006 and 2005, respectively. An additional $0.4 million remains reserved at December 31, 2006.

Insurance

Each of the Centers has comprehensive liability, fire, extended coverage and rental loss insurance with insured limits customarily carried for similar properties. The Company does not insure certain types of losses (such as losses from wars), because they are either uninsurable or not economically insurable. In addition, while the Company or the relevant joint venture, as applicable, carries earthquake insurance on the Centers located in California, the policies are subject to a deductible equal to 5% of the total insured value of each Center, a $100,000 per occurrence minimum and a combined annual aggregate loss limit of $115 million on these Centers. While the Company or the relevant joint venture also carries terrorism insurance on the Centers, the policies are subject to a $10,000 deductible and a combined annual aggregate loss of $800 million for both certified and non-certified acts of terrorism. In addition, the Company's ability to maintain this level of terrorism insurance

The Macerich Company    13

may be adversely impacted by the pending expiration of the Terrorism Risk Insurance Act on December 31, 2007. Each Center has environmental insurance covering eligible third-party losses, remediation and non-owned disposal sites, subject to a $100,000 deductible and a $10 million three-year aggregate limit. Some environmental losses are not covered by this insurance because they are uninsurable or not economically insurable. Furthermore, the Company carries title insurance on substantially all of the Centers for less than their full value.

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

Employees

As of December 31, 2006, the Company and the Management Companies employed 3,036 persons, including executive officers (6), personnel in the areas of acquisitions and business development (17), property management (495), leasing (187), redevelopment/development (93), financial services (268) and legal affairs (62). In addition, in an effort to minimize operating costs, the Company generally maintains its own security and guest services staff (1,871) and in some cases maintenance staff (37). The Company primarily engages a third party to handle maintenance at the Centers. Unions represent 29 of these employees. The Company believes that relations with its employees are good.

Available Information; Website Disclosure; Corporate Governance Documents

The Company's corporate website address is www.macerich.com. The Company makes available free-of-charge through this website its reports on Forms 10-K, 10-Q and 8-K and all amendments thereto, as soon as reasonably practicable after the reports have been filed with, or furnished to, the Securities and Exchange Commission. These reports are available under the heading "Investing —SEC Filings," through a free hyperlink to a third-party service.

The following documents relating to Corporate Governance are available on the Company's website at www.macerich.com under "Investing —Corporate Governance":

    Guidelines on Corporate Governance
    Code of Business Conduct and Ethics
    Code of Ethics for CEO and Senior Financial Officers
    Audit Committee Charter
    Compensation Committee Charter
    Executive Committee Charter
    Nominating and Corporate Governance Committee Charter

You may also request copies of any of these documents by writing to:

    Attention: Corporate Secretary
    The Macerich Company
    401 Wilshire Blvd., Suite 700
    Santa Monica, CA 90401

Certifications

The Company submitted a Section 303A.12(a) CEO Certification to the New York Stock Exchange last year. In addition, the Company filed with the Securities and Exchange Commission the CEO/CFO certification required under Section 302 of the Sarbanes-Oxley Act and it is included as Exhibit 31 hereto.

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

There are numerous shopping facilities that compete with the Centers in attracting tenants to lease space, and an increasing number of new retail formats and technologies other than retail shopping centers compete with the Centers for retail sales. Competing retail formats include lifestyle centers, factory outlet centers, power centers, discount shopping clubs, mail-order services, internet shopping and home shopping networks. Our revenues may be reduced as a result of increased competition.

The Macerich Company    15

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

A decision by an Anchor, or other significant tenant to cease operations at a Center could also have an adverse effect on our financial condition. The closing of an Anchor or other significant tenant may allow other Anchors and/or other tenants to terminate their leases, seek rent relief and/or cease operating their stores at the Center or otherwise adversely affect occupancy at the Center. In addition, Anchors and/or tenants at one or more Centers might terminate their leases as a result of mergers, acquisitions, consolidations, dispositions or bankruptcies in the retail industry. The bankruptcy and/or closure of retail stores, or sale of an Anchor or store to a less desirable retailer, may reduce occupancy levels, customer traffic and rental income, or otherwise adversely affect our financial performance. Furthermore, if the store sales of retailers operating in the Centers decline sufficiently, tenants might be unable to pay their minimum rents or expense recovery charges. In the event of a default by a lessee, the affected Center may experience delays and costs in enforcing its rights as lessor.

For example, on October 24, 2005, Federated Department Stores, Inc. disclosed that it had identified 82 duplicate locations in certain malls to be divested during 2006. In July 2006, we purchased 11 of the identified stores which were located in ten of our Centers. On February 1, 2006, Musicland Holding Corp. announced the closure of 341 of its low performing Sam Goody and Suncoast Picture Stores which include 26 stores located in the Centers. Approximately 80% of these stores remain vacant. We are contemplating various replacement tenant and/or redevelopment opportunities for all of these vacant stores. No assurance can be given regarding the impact on us of these divestitures or closures or whether we will be successful in leasing or redeveloping these vacant stores.

Our acquisition and real estate development strategies may not be successful.

Our historical growth in revenues, net income and funds from operations has been closely tied to the acquisition and redevelopment of shopping centers. Many factors, including the availability and cost of capital, our total amount of debt outstanding, interest rates and the availability of attractive acquisition targets, among others, will affect our ability to acquire and redevelop additional properties in the future. We may not be successful in pursuing acquisition opportunities, and newly acquired properties may not perform as well as expected. Expenses arising from our efforts to complete acquisitions, redevelop properties or increase our market penetration may have a material adverse effect on our business, financial condition and results of operations. We face competition for acquisitions primarily from other REITs, as well as from private real estate companies and financial buyers. Some of our competitors have greater financial and other resources. Increased competition for shopping center acquisitions may impact adversely our ability to acquire additional properties on favorable terms. We cannot guarantee that we will be able to implement our growth strategy successfully or manage our expanded operations effectively and profitably.

16     The Macerich Company

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

Under the limited partnership agreement of the Operating Partnership, we, as the sole general partner, are responsible for the management of the Operating Partnership's business and affairs. Each of the principals serves as an executive officer and is a member of our board of directors. Accordingly, these principals have substantial influence over our management and the management of the Operating Partnership.

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

The principals have guaranteed mortgage loans encumbering one of the Centers. As of December 31, 2006, the principals have guaranteed an aggregate principal amount of approximately $21.8 million. The existence of guarantees of these loans by the principals could result in the principals having interests that are inconsistent with the interests of our stockholders.

The principals may have different interests than our stockholders because they are significant holders of the Operating Partnership.

The Macerich Company    17

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

18     The Macerich Company

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

We own partial interests in property partnerships that own 42 Joint Venture Centers as well as fee title to a site that is ground leased to a property partnership that owns a Joint Venture Center and several development sites. We may acquire partial interests in additional properties through joint venture arrangements. Investments in Centers that are not Wholly Owned Centers involve risks different from those of investments in Wholly Owned Centers.

We may have fiduciary responsibilities to our partners that could affect decisions concerning the Joint Venture Centers. Third parties may share control of major decisions relating to the Joint Venture Centers, including decisions with respect to sales, refinancings and the timing and amount of additional capital contributions, as well as decisions that could have an adverse impact on our status. For example, we may lose our management rights relating to the Joint Venture Centers if:

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

The Macerich Company    19

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

Persons or entities that arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of hazardous or toxic substances at the disposal or treatment facility, whether or not that facility is owned or operated by the person or entity arranging for the disposal or treatment of hazardous or toxic substances. Laws exist that impose liability for release of ACMs into the air, and third parties may seek recovery from owners or operators of real property for personal injury associated with exposure to ACMs. In connection with our ownership, operation, management, development and redevelopment of the Centers, or any other centers or properties we acquire in the future, we may be potentially liable under these laws and may incur costs in responding to these liabilities.

Uninsured losses could adversely affect our financial condition.

Each of our Centers has comprehensive liability, fire, extended coverage and rental loss insurance with insured limits customarily carried for similar properties. We do not insure certain types of losses (such as losses from wars), because they are either uninsurable or not economically insurable. In addition, while we or the relevant joint venture, as applicable, carry earthquake insurance on the Centers located in California, the policies are subject to a deductible equal to 5% of the total insured value of each Center, a $100,000 per occurrence minimum and a combined annual aggregate loss limit of $115 million on these Centers. While we or the relevant joint venture also carries terrorism insurance on the Centers, the policies are subject to a $10,000 deductible and a combined annual aggregate loss limit of $800 million for both certified and non-certified acts of terrorism. In addition, our ability to maintain this level of terrorism insurance may be adversely impacted by the pending expiration of the Terrorism Risk Insurance Act on December 31, 2007. Each Center has environmental insurance covering eligible third-party losses, remediation and non-owned disposal sites, subject to a $100,000 deductible and a $10 million three-year aggregate limit. Some environmental losses are not covered by this insurance because they are uninsurable or not economically insurable. Furthermore, we carry title insurance on many of the Centers for less than their full value. If an uninsured loss or a loss in excess of insured limits occurs, the entity that owns the affected Center could lose its capital invested in the Center, as well as the anticipated future revenue from the Center, while remaining obligated for any mortgage indebtedness or other financial obligations related to the Center. An uninsured loss or loss in excess of insured limits may negatively impact our financial condition.

20     The Macerich Company

As the general partner of the Operating Partnership and certain of the property partnerships, we are generally liable for any of its unsatisfied obligations other than non-recourse obligations.

An ownership limit and certain anti-takeover defenses could inhibit a change of control or reduce the value of our common stock.

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

The Macerich Company    21

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

Selected Provisions of Maryland Law.    The Maryland General Corporation Law prohibits business combinations between a Maryland corporation and an interested stockholder (which includes any person who beneficially holds 10% or more of the voting power of the corporation's shares) or its affiliates for five years following the most recent date on which the interested stockholder became an interested stockholder and, after the five-year period, requires the recommendation of the board of directors and two super-majority stockholder votes to approve a business combination unless the stockholders receive a minimum price determined by the statute. As permitted by Maryland law, our Charter exempts from these provisions any business combination between us and the principals and their respective affiliates and related persons. Maryland law also allows the board of directors to exempt particular business combinations before the interested stockholder becomes an interested stockholder. Furthermore, a person is not an interested stockholder if the transaction by which he or she would otherwise have become an interested stockholder is approved in advance by the board of directors.

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

Item 1B. Unresolved Staff Comments

Not Applicable

22     The Macerich Company

Item 2. Properties

Company's Ownership	Name of Center/ Location(1)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(2)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Anchors	Sales Per Square Foot(3)

WHOLLY OWNED:
100%	Capitola Mall(4) Capitola, California	1977/1995	1988	587,019	197,302	95.4%	Gottschalks, Macy's, Mervyn's, Sears	$339
100%	Chandler Fashion Center Chandler, Arizona	2001/2002	—	1,322,770	637,610	95.1%	Dillard's, Macy's, Nordstrom, Sears	640
100%	Chesterfield Towne Center(5) Richmond, Virginia	1975/1994	2000	1,035,371	424,982	89.0%	Dillard's, Macy's, Sears, J.C. Penney	340
100%	Danbury Fair Mall(5) Danbury, Connecticut	1986/2005	1991	1,292,578	496,370	98.1%	J.C. Penney, Lord & Taylor(6), Macy's, Sears	587
100%	Deptford Mall Deptford, New Jersey	1975/2006	1990	1,039,840	343,398	97.2%	Boscov's, J.C. Penney, Macy's, Sears	513
100%	Eastview Mall Victor, New York	1971/2005	2003	1,682,143	785,061	96.9%	The Bon-Ton, Home Depot, J.C. Penney, Macy's, Lord & Taylor(6), Sears, Target	418
100%	Fiesta Mall(5) Mesa, Arizona	1979/2004	1999	1,036,638	313,082	97.3%	Dillard's, Macy's, Sears	391
100%	Flagstaff Mall Flagstaff, Arizona	1979/2002	1986	354,519	150,507	91.8%	Dillard's, J.C. Penney, Sears	345
100%	FlatIron Crossing(5) Broomfield, Colorado	2000/2002	—	1,503,805	740,064	95.6%	Dillard's, Macy's, Nordstrom, Dick's Sporting Goods	424
100%	Freehold Raceway Mall Freehold, New Jersey	1990/2005	2004	1,580,422	788,798	98.1%	J.C. Penney, Lord & Taylor(6), Macy's, Nordstrom, Sears	470
100%	Fresno Fashion Fair Fresno, California	1970/1996	2006	955,586	394,705	97.5%	Gottschalks, J.C. Penney, Macy's (two)	635
100%	Great Northern Mall(5) Clay, New York	1988/2005	—	896,106	566,118	94.8%	Macy's, Sears	260
100%	Greece Ridge Center Greece, New York	1967/2005	1993	1,469,376	842,292	97.5%	Burlington Coat Factory, The Bon-Ton, J.C. Penney, Macy's, Sears	297
100%	Green Tree Mall Clarksville, Indiana	1968/1975	2005	795,382	290,335	80.7%	Dillard's J.C. Penney, Sears, Burlington Coat Factory(7)	379
100%	La Cumbre Plaza(4) Santa Barbara, California	1967/2004	1989	494,553	177,553	91.7%	Macy's, Sears	407
100%	Northgate Mall San Rafael, California	1964/1986	1987	731,803	261,472	90.7%	Macy's, Mervyn's, Sears	388
100%	Northridge Mall Salinas, California	1972/2003	1994	892,999	356,019	99.5%	J.C. Penney, Macy's, Mervyn's, Sears	359
100%	Pacific View(5) Ventura, California	1965/1996	2001	1,044,976	411,162	88.5%	J.C. Penney, Macy's, Sears	421
100%	Panorama Mall Panorama, California	1955/1979	2005	323,479	158,479	92.9%	Wal-Mart	409
100%	Paradise Valley Mall(5) Phoenix, Arizona	1979/2002	1990	1,222,802	417,374	89.6%	Dillard's, J.C. Penney, Macy's, Sears	366
100%	Prescott Gateway Prescott, Arizona	2002/2002	2004	578,295	334,107	85.2%	Dillard's, Sears, J.C. Penney	290
100%	Queens Center(4) Queens, New York	1973/1995	2004	961,987	407,220	98.2%	J.C. Penney, Macy's	778
100%	Rimrock Mall Billings, Montana	1978/1996	1999	604,014	292,344	89.5%	Dillard's (two), Herberger's, J.C. Penney	383
100%	Rotterdam Square Schenectady, New York	1980/2005	1990	583,240	273,465	91.2%	Macy's, K-Mart, Sears	250
100%	Salisbury, Centre at Salisbury, Maryland	1990/1995	2005	845,071	347,655	96.6%	Boscov's, J.C. Penney, Macy's, Sears	390
100%	Shoppingtown Mall (5) Dewitt, New York	1954/2005	2000	1,007,135	524,435	74.2%	J.C. Penney, Macy's, Sears	260

The Macerich Company    23

100%	Somersville Towne Center Antioch, California	1966/1986	2004	502,256	174,034	87.4%	Sears, Gottschalks, Mervyn's, Macy's	$387
100%	South Plains Mall Lubbock, Texas	1972/1998	1995	1,140,956	399,169	88.4%	Bealls, Dillard's (two), J.C. Penney, Mervyn's, Sears	356
100%	South Towne Center Sandy, Utah	1987/1997	1997	1,268,703	492,191	94.3%	Dillard's, J.C. Penney, Mervyn's, Target, Macy's	423
100%	The Oaks(5) Thousand Oaks, California	1978/2002	1993	1,067,698	341,623	92.5%	J.C. Penney, Macy's (two),	549
100%	Towne Mall Elizabethtown, Kentucky	1985/2005	1989	353,507	182,635	83.6%	J.C. Penney, Belk, Sears	296
100%	Valley River Center Eugene, Oregon	1969/2006	1990	835,694	259,630	86.9%	Sports Authority(8), Gottschalks, Macy's, J.C. Penney	454
100%	Valley View Center Dallas, Texas	1973/1997	2004	1,635,870	577,973	90.7%	Dillard's, Macy's, J.C. Penney, Sears	296
100%	Victor Valley, Mall of Victorville, California	1986/2004	2001	547,611	273,762	97.0%	Gottschalks, J.C. Penney, Mervyn's, Sears	483
100%	Vintage Faire Mall Modesto, California	1977/1996	2001	1,083,309	383,390	96.9%	Gottschalks, J.C. Penney, Macy's (two), Sears	597
100%	Westside Pavilion Los Angeles, California	1985/1998	2000	669,338	311,210	89.4%	Nordstrom, Macy's	479
100%	Wilton Mall at Saratoga Saratoga Springs, New York	1990/2005	1998	661,118	457,240	96.2%	The Bon-Ton, J.C. Penney, Sears	316

	Total/Average Wholly Owned			34,607,969	14,784,766	93.1%		$435

JOINT VENTURES (VARIOUS PARTNERS)(9):
33.3%	Arrowhead Towne Center Glendale, Arizona	1993/2002	2004	1,133,229	394,815	97.6%	Dillard's, Macy's, J.C. Penney, Sears, Mervyn's	$615
50%	Biltmore Fashion Park Phoenix, Arizona	1963/2003	2006	595,457	290,457	89.3%	Macy's, Saks Fifth Avenue	681
50%	Broadway Plaza(4) Walnut Creek, California	1951/1985	1994	697,984	252,487	96.6%	Macy's (two), Nordstrom	766
50.1%	Corte Madera, Village at Corte Madera, California	1985/1998	2005	437,950	219,950	96.5%	Macy's, Nordstrom	704
50%	Desert Sky Mall Phoenix, Arizona	1981/2002	1993	899,190	288,695	88.1%	Sears, Dillard's, Burlington Coat Factory, Mervyn's, La Curacao(10)	364
50%	Inland Center(4)(5) San Bernardino, California	1966/2004	2004	988,880	205,206	92.3%	Macy's, Sears, Gottschalks	508
37.5%	Marketplace Mall, The(4) Henrietta, New York	1982/2005	1993	1,018,066	503,474	92.3%	The Bon-Ton, J.C. Penney, Macy's, Sears	325
15%	Metrocenter Mall(4) Phoenix,, Arizona	1973/2005	2006	1,277,499	594,250	91.5%	Dillard's, J.C. Penney, Macy's, Sears	387
50%	NorthPark Center(4) Dallas, Texas	1965/2004	2005	1,981,419	929,099	95.1%	Dillard's, Macy's, Neiman Marcus, Nordstrom, Barneys New York(11)	710
50%	Ridgmar Fort Worth, Texas	1976/2005	2000	1,270,813	396,840	80.7%	Dillard's, Macy's, J.C. Penney, Neiman Marcus, Sears	326
50%	Scottsdale Fashion Square(5)(12) Scottsdale, Arizona	1961/2002	2003	2,049,169	847,750	94.3%	Dillard's, Macy's, Nordstrom, Neiman Marcus	741
33.3%	Superstition Springs Center(4) Mesa, Arizona	1990/2002	2002	1,275,370	428,831	97.6%	Burlington Coat Factory, Dillard's, Macy's, J.C. Penney, Sears, Mervyn's, Best Buy	456
50%	Tyson's Corner Center(4) McLean, Virginia	1990/2005	2003	2,200,252	1,312,010	98.0%	Bloomingdale's, Macy's, L.L. Bean, Lord & Taylor(6), Nordstrom	689
19%	West Acres Fargo, North Dakota	1972/1986	2001	948,102	395,547	98.9%	Macy's, Herberger's, J.C. Penney, Sears	470

	Total/Average Joint Ventures (Various Partners)			16,773,380	7,059,411	94.2%		$573

24     The Macerich Company

PACIFIC PREMIER RETAIL TRUST PROPERTIES:
51%	Cascade Mall Burlington, Washington	1989/1999	1998	594,163	269,927	90.7%	Macy's (two), J.C. Penney, Sears, Target	$369
51%	Kitsap Mall(4) Silverdale, Washington	1985/1999	1997	848,161	388,178	92.6%	Macy's, J.C. Penney, Kohl's(13), Sears	413
51%	Lakewood Mall(5) Lakewood, California	1953/1975	2001	2,090,975	982,991	96.2%	Home Depot, Target, J.C. Penney, Macy's, Mervyn's	424
51%	Los Cerritos Center(5) Cerritos, California	1971/1999	1998	1,288,685	487,404	96.3%	Macy's, Mervyn's, Nordstrom, Sears	551
51%	Redmond Town Center(4)(12) Redmond, Washington	1997/1999	2000	1,280,703	1,170,703	98.9%	Macy's	377
51%	Stonewood Mall(4) Downey, California	1953/1997	1991	930,539	359,792	99.6%	J.C. Penney, Mervyn's, Macy's, Sears	436
51%	Washington Square Portland, Oregon	1974/1999	2005	1,454,448	519,421	94.4%	J.C. Penney, Macy's, Dick's Sporting Goods(14), Nordstrom, Sears	716

	Total/Average Pacific Premier Retail Trust Properties			8,487,674	4,178,416	96.3%		$480

SDG MACERICH PROPERTIES, L.P. PROPERTIES:
50%	Eastland Mall(4) Evansville, Indiana	1978/1998	1996	1,040,090	550,946	95.7%	Dillard's, J.C. Penney, Macy's	$370
50%	Empire Mall(4) Sioux Falls, South Dakota	1975/1998	2000	1,341,202	595,680	94.5%	Macy's, J.C. Penney, Gordmans, Kohl's, Sears, Target, Younkers	384
50%	Granite Run Mall Media, Pennsylvania	1974/1998	1993	1,036,265	535,456	93.1%	Boscov's, J.C. Penney, Sears	293
50%	Lake Square Mall Leesburg, Florida	1980/1998	1995	561,030	264,993	87.7%	Belk, J.C. Penney, Sears, Target	296
50%	Lindale Mall Cedar Rapids, Iowa	1963/1998	1997	687,174	381,611	86.6%	Sears, Von Maur, Younkers	318
50%	Mesa Mall Grand Junction, Colorado	1980/1998	2003	851,513	410,305	94.4%	Herberger's, J.C. Penney, Mervyn's, Sears, Target	399
50%	NorthPark Mall Davenport, Iowa	1973/1998	2001	1,073,940	423,484	85.5%	J.C. Penney, Dillard's, Sears, Von Maur, Younkers	274
50%	Rushmore Mall Rapid City, South Dakota	1978/1998	1992	837,831	433,171	91.1%	Herberger's, J.C. Penney, Sears, Target	362
50%	Southern Hills Mall Sioux City, Iowa	1980/1998	2003	797,316	483,739	91.7%	Sears, Younkers, J.C. Penney	291
50%	SouthPark Mall Moline, Illinois	1974/1998	1990	1,025,860	447,804	88.2%	J.C. Penney, Sears, Younkers, Von Maur, Dillard's	221
50%	SouthRidge Mall(15) Des Moines, Iowa	1975/1998	1998	867,673	478,921	84.9%	Sears, Younkers, J.C. Penney, Target	194
50%	Valley Mall(5) Harrisonburg, Virginia	1978/1998	1992	505,726	190,648	95.1%	Belk, J.C. Penney, Target	272

	Total/Average SDG Macerich Properties, L.P. Properties			10,625,620	5,196,758	90.9%		$314

	Total/Average Joint Ventures			35,886,674	16,434,585	93.7%		$470

	Total/Average before Community Centers			70,494,643	31,219,351	93.4%		$452

COMMUNITY / SPECIALTY CENTERS:
100%	Borgata, The Scottsdale, Arizona	1981/2002	2006	93,711	93,711	77.7%	—	$425
50%	Boulevard Shops Chandler, Arizona	2001/2002	2004	180,823	180,823	100.0%	—	412
75%	Camelback Colonnade Phoenix, Arizona	1961/2002	1994	624,101	544,101	98.0%	Mervyn's	339
100%	Carmel Plaza Carmel, California	1974/1998	2006	96,434	96,434	91.3%	—	511
50%	Chandler Festival Chandler, Arizona	2001/2002	—	503,735	368,538	98.6%	Lowe's	298
50%	Chandler Gateway Chandler, Arizona	2001/2002		255,289	124,238	100.0%	The Great Indoors	420
50%	Chandler Village Center Chandler, Arizona	2004/2002	2006	273,418	130,285	100.0%	Target	241

The Macerich Company    25

50%	Hilton Village(4)(11) Scottsdale, Arizona	1982/2002	—	96,546	96,546	96.1%	—	$511
24.5%	Kierland Commons Scottsdale, Arizona	1999/2005	2003	438,721	438,721	97.5%	—	747
100%	La Encantada Tucson, Arizona	2002/2002	2005	251,000	251,000	85.8%	—	531
100%	Paradise Village Office Park II Phoenix, Arizona	1982/2002	—	46,834	46,834	95.4%	—	N/A
63.6%	Pittsford Plaza(5) Pittsford, New York	1965/2005	1982	525,936	401,104	95.1%	—	281
100%	Village Center Phoenix, Arizona	1985/2002	—	170,801	59,055	90.4%	Target	332
100%	Village Crossroads Phoenix, Arizona	1993/2002	—	185,148	84,439	96.8%	Wal-Mart(16)	372
100%	Village Fair Phoenix, Arizona	1989/2002	—	271,417	207,817	97.6%	Best Buy	265
100%	Village Plaza Phoenix, Arizona	1978/2002	—	79,912	79,912	96.3%	—	308
100%	Village Square I Phoenix, Arizona	1978/2002	—	21,606	21,606	100.0%	—	187
100%	Village Square II Phoenix, Arizona	1978/2002	—	146,193	70,393	97.8%	Mervyn's	202

	Total/Average Community / Specialty Centers			4,261,625	3,295,557	95.9%		$449

	Total before major development and redevelopment properties and other assets			74,756,268	34,514,908	93.6%		$452

MAJOR DEVELOPMENT AND REDEVELOPMENT PROPERTIES:
34.9%	SanTan Village Phase 2 Gilbert, Arizona	2004/2004	2006 ongoing	491,038	284,511	(18)	Wal-Mart	N/A
100%	Santa Monica Place(5) Santa Monica, California	1980/1999	1990	556,933	273,683	(18)	Macy's	N/A
100%	Twenty Ninth Street(4) Boulder, Colorado	1963/1979	2006 ongoing	817,085	525,431	(18)	Macy's, Home Depot(17)	N/A
100%	Westside Pavilion Adjacent Los Angeles, California	1985/1998	2006 ongoing	90,982	90,982	(18)	—	N/A

	Total Major Development and Redevelopment Properties			1,956,038	1,174,607

OTHER ASSETS:
100%	Paradise Village Investment Co. ground leases	—/2002		169,490	169,490	89.8%	—	N/A

	Total Other Assets			169,490	169,490	89.8%

	Grand Total at December 31, 2006			76,881,796	35,859,005

(1)
With respect to 74 Centers, the underlying land controlled by the Company is owned in fee entirely by the Company, or, in the case of jointly-owned Centers, by the joint venture property partnership or limited liability company. With respect to the remaining Centers, the underlying land controlled by the Company is owned by third parties and leased to the Company, the property partnership or the limited liability company pursuant to long-term ground leases. Under the terms of a typical ground lease, the Company, the property partnership or the limited liability company pays rent for the use of the land and is generally responsible for all costs and expenses associated with the building and improvements. In some cases, the Company, the property partnership or the limited liability company has an option or right of first refusal to purchase the land. The termination dates of the ground leases range from 2013 to 2132.

(2)
Includes GLA attributable to Anchors (whether owned or non-owned) and Mall and Freestanding Stores as of December 31, 2006.

(3)
Sales are based on reports by retailers leasing Mall and Freestanding Stores for the twelve months ending December 31, 2006 for tenants which have occupied such stores for a minimum of 12 months. Sales per square foot are based on tenants 10,000 square feet and under, excluding theaters.

(4)
Portions of the land on which the Center is situated are subject to one or more ground leases.

(5)
These properties have a vacant Anchor location. The Company is contemplating various replacement tenant and/or redevelopment opportunities for these vacant sites.

26     The Macerich Company

(6)
NRCD Equity Partners, Inc., acquired Lord & Taylor from Federated Department Stores, Inc. in a transaction completed in October 2006.

(7)
Burlington Coat Factory is scheduled to open a 74,047 square foot store at Green Tree Mall in March 2007.

(8)
Copeland Sports assigned their lease at Valley River Center to Sports Authority in January 2007 which subsequently closed. Sports Authority is scheduled to reopen in May 2007.

(9)
The Company's ownership interest in this table reflects its legal ownership interest but may not reflect its economic interest since each joint venture has various agreements regarding cash flow, profits and losses, allocations, capital requirements and other matters.

(10)
La Curacao is scheduled to open a 164,656 square foot store at Desert Sky Mall in October 2007.

(11)
Barneys New York opened a 81,398 square foot store at North Park Center in September 2006.

(12)
The office portion of this mixed-use development does not have retail sales.

(13)
Kohl's purchased the 76,145 square foot Mervyn's building at Kitsap Mall from Sun Capital, Inc. in March 2006. Kohl's is scheduled to open in October 2007.

(14)
Dick's Sporting Goods is scheduled to open a 90,000 square foot store at Washington Square in March 2008.

(15)
The former Montgomery Wards building at Southridge Mall was demolished in April 2006.

(16)
Wal-Mart purchased the leasehold interest from Burlington Coat Factory at Village Crossroads.

(17)
Home Depot opened a new 141,000 square foot store at Twenty Ninth Street in January 2006.

(18)
Tenant spaces have been intentionally held off the market and remain vacant because of major development or redevelopment plans. As a result, the Company believes the percentage of mall and freestanding GLA leased and the sales per square foot at these major redevelopment properties is not meaningful data.

The Macerich Company    27

Mortgage Debt

The following table sets forth certain information regarding the mortgages encumbering the Centers, including those Centers in which the Company has less than a 100% interest. The information set forth below is as of December 31, 2006, (dollars in thousands):

Property Pledged as Collateral	Fixed or Floating	Annual Interest Rate	Carrying Amount(1)	Annual Debt Service	Maturity Date	Balance Due on Maturity	Earliest Date Notes Can Be Defeased or Be Prepaid

Consolidated Centers:
Borgata	Fixed	5.39%	$14,885	$1,380	10/11/07	$14,352	Any Time
Capitola Mall	Fixed	7.13%	40,999	4,558	5/15/11	32,724	Any Time
Carmel Plaza	Fixed	8.18%	26,674	2,421	5/1/09	25,642	Any Time
Casa Grande(2)	Floating	6.75%	7,304	493	8/16/09	7,304	Any Time
Chandler Fashion Center	Fixed	5.48%	172,904	12,514	11/1/12	152,097	Any Time
Chesterfield Towne Center(3)	Fixed	9.07%	57,155	6,580	1/1/24	1,087	Any Time
Danbury Fair Mall	Fixed	4.64%	182,877	14,698	2/1/11	155,173	Any Time
Deptford Mall(4)	Fixed	5.44%	100,000	5,440	1/5/13	100,000	12/7/09
Eastview Commons	Fixed	5.46%	9,117	792	9/30/10	7,942	Any Time
Eastview Mall	Fixed	5.10%	102,873	7,107	1/18/14	87,927	Any Time
Fiesta Mall	Fixed	4.88%	84,000	4,152	1/1/15	84,000	12/2/07
Flagstaff Mall	Fixed	4.97%	37,000	1,863	11/1/15	37,000	10/3/08
FlatIron Crossing	Fixed	5.23%	191,046	13,223	12/1/13	164,187	Any Time
Freehold Raceway Mall	Fixed	4.68%	183,505	14,208	7/7/11	155,678	Any Time
Fresno Fashion Fair	Fixed	6.52%	64,595	5,244	8/10/08	62,974	Any Time
Great Northern Mall	Fixed	5.19%	40,947	2,685	12/1/13	35,566	Any Time
Greece Ridge Center(5)	Floating	6.00%	72,000	4,320	11/6/07	72,000	Any Time
La Cumbre Plaza(6)	Floating	6.23%	30,000	1,869	8/9/07	30,000	Any Time
La Encantada(7)	Floating	7.08%	51,000	3,611	8/1/08	51,000	Any Time
Marketplace Mall	Fixed	5.30%	40,473	3,204	12/10/17	24,353	Any Time
Northridge Mall(8)	Fixed	4.84%	82,514	5,438	7/1/09	70,991	Any Time
Oaks, The(9)	Floating	6.05%	92,000	5,566	7/1/07	92,000	Any Time
Pacific View	Fixed	7.16%	90,231	7,780	8/31/11	83,045	Any Time
Panorama Mall(10)	Floating	6.23%	50,000	3,115	2/28/10	50,000	Any Time
Paradise Valley Mall(11)	Fixed	5.39%	74,990	6,068	1/1/07	74,889	Any Time
Paradise Valley Mall	Fixed	5.89%	22,154	2,193	5/1/09	19,863	Any Time
Pittsford Plaza	Fixed	5.02%	25,278	1,914	1/1/13	20,673	1/1/07
Prescott Gateway(12)	Fixed	5.78%	60,000	3,468	12/1/11	60,000	12/21/08
Queens Center	Fixed	6.88%	92,039	7,595	3/1/09	88,651	Any Time
Queens Center(13)	Fixed	7.00%	220,625	18,013	3/31/13	204,203	2/19/08
Rimrock Mall	Fixed	7.45%	43,452	3,841	10/1/11	40,025	Any Time
Salisbury, Center at(14)	Fixed	5.79%	115,000	6,659	5/1/16	115,000	6/29/08
Santa Monica Place	Fixed	7.70%	80,073	7,272	11/1/10	75,544	Any Time
Shoppingtown Mall	Fixed	5.01%	46,217	3,828	5/11/11	38,968	Any Time
South Plains Mall	Fixed	8.22%	59,681	5,448	3/1/09	57,557	Any Time
South Towne Center	Fixed	6.61%	64,000	4,289	10/10/08	64,000	Any Time
Towne Mall	Fixed	4.99%	15,291	1,206	11/1/12	12,316	Any Time
Twenty Ninth Street(15)	Floating	6.67%	94,080	6,275	6/15/07	94,080	Any Time
Valley River Center(16)	Fixed	5.58%	100,000	5,580	2/1/16	100,000	2/1/09
Valley View Center	Fixed	5.72%	125,000	7,247	1/1/11	125,000	3/14/08
Victor Valley, Mall of	Fixed	4.60%	52,429	3,645	3/1/08	50,850	Any Time
Village Fair North	Fixed	5.89%	11,210	983	7/15/08	10,710	Any Time
Vintage Faire Mall	Fixed	7.89%	65,363	6,099	9/1/10	61,372	Any Time
Westside Pavilion	Fixed	6.67%	93,513	7,538	7/1/08	91,133	Any Time
Wilton Mall	Fixed	4.79%	46,604	4,183	11/1/09	40,838	Any Time

			$3,331,098

28     The Macerich Company

Joint Venture Centers (at Company's Pro Rata Share):
Arrowhead Towne Center (33.3%)	Fixed	6.38%	$27,096	$2,240	10/1/11	$24,256	Any Time
Biltmore Fashion Park (50%)	Fixed	4.68%	39,790	2,433	7/10/09	34,972	Any Time
Boulevard Shops (50%)(17)	Floating	6.60%	10,700	706	12/16/07	10,700	Any Time
Broadway Plaza (50%)	Fixed	6.68%	31,012	3,089	8/1/08	29,315	Any Time
Camelback Colonnade (75%)(18)	Floating	6.04%	31,125	1,880	10/9/07	31,125	11/29/07
Cascade (51%)	Fixed	5.10%	20,424	1,362	7/1/10	19,221	6/22/07
Chandler Festival (50%)	Fixed	4.37%	15,157	958	10/1/08	14,583	7/1/08
Chandler Gateway (50%)	Fixed	5.19%	9,548	658	10/1/08	9,223	7/1/08
Chandler Village Center (50%)(19)	Floating	7.01%	8,578	601	12/19/07	8,578	Any Time
Corte Madera, The Village at (50.1%)	Fixed	7.75%	33,201	3,095	11/1/09	31,534	Any Time
Desert Sky Mall (50%)(20)	Floating	6.45%	25,750	1,661	3/6/08	25,750	10/26/08
Eastland Mall (50%)(21)	Fixed	5.79%	84,000	4,836	6/1/16	84,000	6/22/08
Empire Mall (50%)(21)	Fixed	5.79%	88,150	5,104	6/1/16	88,150	11/29/08
Granite Run (50%)(21)	Fixed	5.83%	60,595	4,311	6/1/16	51,504	6/7/08
Hilton Village (50%)(22)	Fixed	5.39%	3,996	415	1/1/07	3,949	Any Time
Inland Center (50%)	Fixed	4.64%	27,000	1,270	2/11/09	27,000	Any Time
Kierland Greenway (24.5%)	Fixed	5.85%	16,231	1,144	1/1/13	13,679	Any Time
Kierland Main Street (24.5%)	Fixed	4.99%	3,821	251	1/2/13	3,502	11/3/07
Kierland Tower Lofts (15%)(23)	Floating	7.13%	2,146	153	12/14/08	2,146	Any Time
Kitsap Mall/Place (51%)	Fixed	8.06%	29,592	2,755	6/1/10	28,143	Any Time
Lakewood Mall (51%)	Fixed	5.41%	127,500	6,995	6/1/15	127,500	8/19/07
Los Cerritos Center (51%)(24)	Floating	5.91%	66,300	3,918	7/1/11	66,300	Any Time
Mesa Mall (50%)(21)	Fixed	5.79%	43,625	2,526	6/1/16	43,625	8/29/08
Metrocenter Mall (15%)(25)	Fixed	4.80%	16,800	806	2/9/08	16,800	Any Time
Metrocenter Mall (15%)(26)	Floating	8.74%	1,868	163	2/9/08	1,868	Any Time
NorthPark Center (50%)(27)	Fixed	8.33%	42,159	3,996	5/10/12	38,919	Any Time
NorthPark Center (50%)(27)	Fixed	5.41%	94,782	7,133	5/10/12	82,181	Any Time
NorthPark Land (50%)	Fixed	8.33%	40,722	3,858	5/10/12	33,633	Any Time
NorthPark Land (50%)(28)	Floating	8.25%	3,500	289	8/30/07	3,500	Any Time
Redmond Office (51%)	Fixed	6.77%	35,774	4,443	7/10/09	30,285	Any Time
Redmond Retail (51%)	Fixed	4.81%	37,415	2,025	8/1/09	27,164	2/1/07
Ridgmar (50%)	Fixed	6.07%	28,700	1,800	4/11/10	28,700	Any Time
Rushmore (50%)(21)	Fixed	5.79%	47,000	2,721	6/1/16	47,000	8/2/08
SanTan Village Phase 2 (34.9%)(29)	Floating	7.36%	8,978	661	11/2/07	8,978	Any Time
Scottsdale Fashion Square (50%)	Fixed	5.39%	78,768	5,702	8/31/07	78,000	Any Time
Scottsdale Fashion Square (50%)	Fixed	5.39%	33,774	2,904	8/31/07	33,250	Any Time
Southern Hills (50%)(21)	Fixed	5.79%	50,750	2,938	6/1/16	50,750	8/2/08
Stonewood Mall (51%)	Fixed	7.41%	38,180	3,298	12/11/10	36,244	Any Time
Superstition Springs Center (33.3%)(30)	Floating	5.72%	22,498	1,287	9/9/08	22,498	10/24/08
Tyson's Corner Center (50%)(31)	Fixed	4.78%	172,021	11,232	2/17/14	147,595	Any Time
Valley Mall (50%)(21)	Fixed	5.83%	23,592	1,678	6/1/16	20,046	6/22/08
Washington Square (51%)	Fixed	6.70%	51,577	5,051	2/1/09	48,021	Any Time
Washington Square (51%)(32)	Floating	7.35%	16,988	1,249	2/1/09	16,988	Any Time
West Acres (19%)(33)	Fixed	6.41%	13,264	850	9/30/09	5,684	Any Time

			$1,664,447

(1)
The mortgage notes payable balances include the unamortized debt premiums (discounts). Debt premiums (discounts) represent the excess of the fair value of debt over the principal value of debt assumed in various acquisitions. The debt premiums (discounts) are being amortized into interest expense over the term of the related debt, in a manner which approximates the effective interest method. The annual interest rate in the above tables represent the effective interest rate, including the debt premiums (discounts).

The Macerich Company    29

   The debt premiums (discounts) as of December 31, 2006 consist of the following:

    Consolidated Centers

Property Pledged as Collateral

Borgata	$245
Danbury Fair Mall	17,634
Eastview Commons	776
Eastview Mall	2,018
Freehold Raceway Mall	15,806
Great Northern Mall	(191)
Marketplace Mall	1,813
Paradise Valley Mall	2
Paradise Valley Mall	685
Pittsford Plaza	1,025
Shoppingtown Mall	4,813
Towne Mall	558
Victor Valley, Mall of	377
Village Fair North	146
Wilton Mall	4,195

$49,902

    Joint Venture Centers (at Company's Pro Rata Share)

Property Pledged as Collateral

Arrowhead Towne Center	$524
Biltmore Fashion Park	2,572
Hilton Village	2
Kierland Greenway	876
Scottsdale Fashion Square	768
Scottsdale Fashion Square	521
Tysons Corner	4,019

$9,282

(2)
On August 16, 2006, the Company placed a construction note payable on the property for up to $110,000, which bears interest at LIBOR plus a spread of 1.20% to 1.40% depending on certain conditions. The loan matures in August 2009, with two one-year extension options. At December 31, 2006, the total interest rate was 6.75%.

(3)
In addition to monthly principal and interest payments, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property's gross receipts exceeds a base amount. Contingent interest expense recognized by the Company was $576 for the year ended December 31, 2006.

(4)
On December 7, 2006, the Company placed an interest only $100,000 loan that bears interest at 5.44% and matures in January 2013. The loan provides for additional borrowings of up to $72,500 during the one-year period ending December 7, 2007, subject to certain conditions.

(5)
The floating rate loan bears interest at LIBOR plus 0.65%. The Company has stepped interest rate cap agreements over the term of the loan that effectively prevent LIBOR from exceeding 7.95%. At December 31, 2006, the total interest rate was 6.0%.

(6)
The floating rate loan bears interest at LIBOR plus 0.88% that matures on August 9, 2007 with two one-year extensions through August 9, 2009. The Company has an interest rate cap agreement over the loan term which effectively prevents LIBOR from exceeding 7.12%. At December 31, 2006, the total interest rate was 6.23%.

(7)
On January 6, 2006, the Company modified the loan to reduce the interest rate to LIBOR plus 1.75% with the opportunity for further reduction upon satisfaction of certain conditions to LIBOR plus 1.50%. The maturity was extended to August 1, 2008 with two extension options of eighteen and twelve months, respectively. At December 31, 2006, the total interest rate was 7.08%.

(8)
The loan bore interest at LIBOR plus 2.0% for six months and then converted at January 1, 2005 to a fixed rate loan at 4.94%. The effective interest rate over the entire term is 4.84%.

(9)
Concurrent with the acquisition of the property, the Company placed a $108,000 loan bearing interest at LIBOR plus 1.15% and maturing July 1, 2004 with three consecutive one-year options. $92,000 of the loan was at LIBOR plus 0.7% and $16,000 was at LIBOR plus 3.75%. The Company extended the loan maturity to July 2007. The Company paid off $16,000 of the loan in May 2006, and paid off the remaining $92,000 loan balance on February 2, 2007. The

30     The Macerich Company

  Company had an interest rate cap agreement over the loan term which effectively prevented LIBOR from exceeding 7.10%. At December 31, 2006, the total interest rate was 6.05%.

(10)
On February 15, 2006, the Company paid off the existing $32,250 floating rate loan that bore interest at LIBOR plus 1.65% and replaced it with a $50,000 floating rate loan that bears interest at LIBOR plus 0.85% and matures in February 2010. There is an interest rate cap agreement on the new loan which effectively prevents LIBOR from exceeding 6.65%. At December 31, 2006, the total interest rate was 6.23%.

(11)
This loan was paid off in full on January 2, 2007.

(12)
On November 14, 2006, the Company paid off the existing $35,280 floating rate loan and replaced it with a $60,000 fixed rate loan that bears interest at 5.78% and matures in December 2011.

(13)
Northwestern Mutual Life ("NML") is the lender for 50% of the loan. The funds advanced by NML are considered related party debt as they are a joint venture partner with the Company in Broadway Plaza.

(14)
On April 19, 2006, the Company refinanced the loan on the property. The existing floating rate loan was replaced with an $115,000 loan bearing interest at 5.79% and maturing on May 1, 2016.

(15)
On June 7, 2006, the Company placed a construction note payable on the property for up to $115,000, which bears interest at LIBOR plus a spread of 1.1% to 1.25% depending on certain conditions. The loan matures in June 2007, with two one-year extension options. At December 31, 2006, the total interest rate was 6.67%.

(16)
Concurrent with the acquisition of this property, the Company placed a $100,000 loan that bears interest at 5.58% and matures on February 16, 2016. On January 23, 2007, the Company exercised an earn-out provision under the loan agreement and borrowed an additional $20,000 at a fixed rate of 5.64%.

(17)
This loan bears interest at LIBOR plus 1.25%, matures on December 16, 2007 and has a one-year extension option. At December 31, 2006, the total interest rate was 6.60%.

(18)
This loan bears interest at LIBOR plus 0.69%, matures on October 9, 2007, and has three one-year extension options. This floating rate debt is covered by an interest rate cap agreement over the loan term which effectively prevents LIBOR from exceeding 8.54%. At December 31, 2006, the total interest rate was 6.04%.

(19)
This represents a construction loan not to exceed $17,500 and bearing interest at LIBOR plus 1.65%. At December 31, 2006, the total interest rate was 7.01%.

(20)
On March 1, 2006, the joint venture refinanced the existing loan on the property with a $51.5 million floating rate loan bearing interest at LIBOR plus 1.10%. This floating rate debt is covered by an interest rate cap agreement over the loan term which effectively prevents LIBOR from exceeding 7.65%. The loan matures in March 2008 and has three one year extension options. At December 31, 2006, the total interest rate was 6.45%.

(21)
On May 31, 2006, SDG Macerich Properties, L.P. replaced the existing debt that was collectively collateralized by all the properties held by SDG Macerich Properties, LP., with mortgage notes payable placed on seven specific properties. The remaining five assets are unencumbered. The new debt includes interest-only loans on Eastland Mall, Empire Mall, Mesa Mall, Rushmore Mall and Southern Hills Mall that bear interest at 5.79% and fixed rate loans on Granite Run Mall and Valley Mall that bear interest at 5.83%. All of these loans mature on June 1, 2016.

(22)
This loan was refinanced on January 2, 2007 with an $8,600 fixed rate loan at 5.21% and maturing February 1, 2012.

(23)
This represents a construction loan not to exceed $49,472 and bearing interest at LIBOR plus 1.75%. At December 31, 2006, the total interest rate was 7.13%.

(24)
On May 20, 2006, the joint venture replaced the existing loan with a new $130,000 loan bearing interest at LIBOR plus 0.55% that matures on July 1, 2011. The loan provides for additional borrowings of up to $70,000 during the four year period following the initial funding at a rate of LIBOR plus 0.90%. At December 31, 2006, the total interest rate was 5.91%.

(25)
This loan bears interest at LIBOR plus 0.94%, matures on February 9, 2008 and has two one-year extension options. The joint venture entered into an interest rate swap agreement for $112.0 million to convert this loan from floating rate debt to fixed at a rate of 3.86%, which effectively limits the interest rate on this loan to 4.80%.

(26)
This loan provides for total funding of up to $37,380, subject to certain conditions, and bears interest at LIBOR plus 3.45% and matures February 9, 2008. At December 31, 2006, the total interest rate was 8.74%. The joint venture has two interest rate cap agreements throughout the term, which effectively prevent LIBOR from exceeding 5.25% on $11,500 of the loan and 7.25% on the remaining $25,880 of the loan.

(27)
The annual debt service represents the payment of principal and interest. In addition, contingent interest, as defined in the loan agreement, is due upon the occurrence of certain capital events and is equal to 15% of proceeds less the base amount. On December 21, 2006, the construction loan on the property converted to a mortgage note payable, bearing interest at 5.41% and maturing on May 10, 2012.

The Macerich Company    31

(28)
This represents an interest only line of credit that bears interest at the lender's prime rate and matures August 30, 2007. At December 31, 2006, the total interest rate was 8.25%.

(29)
The property had a construction note payable which was not to exceed $28.0 million which bore interest at LIBOR plus 2.0%. At December 31, 2006, the total interest rate was 7.36%. This debt was refinanced on January 30, 2007 with a $45,000 fixed rate loan at 5.33%, maturing February 1, 2012.

(30)
On August 14, 2006, the joint venture replaced the existing loan on the property with a new $67,500 two-year floating rate loan that bears interest at LIBOR plus 0.37%. In addition, the joint venture has an interest rate cap agreement that effectively prevents LIBOR from exceeding 8.63% throughout the loan term. At December 31, 2006, the total interest rate was 5.72%.

(31)
The loan bears interest at fixed rate of 5.23% and matures on February 17, 2014. Through February 28, 2006, the loan was interest only and requires principal plus interest payments thereafter. On March 31, 2006, the joint venture earned an interest rebate from the lender of $1,257 for meeting a targeted completion date of an expansion to the property. As a result of the rebate, the effective rate of interest on the loan was reduced from 4.82% to 4.78% over the remaining loan term.

(32)
On October 7, 2004, the joint venture placed an additional mortgage loan on the property totaling $35.0 million and bearing interest at LIBOR plus 2.00%. At December 31, 2006, the total interest rate was 7.35%.

(33)
On August 7, 2006, the joint venture replaced the existing loan on the property with a new $70,000 fixed rate loan that bears interest at 6.41%.

Item 3. Legal Proceedings

None of the Company, the Operating Partnership, the Management Companies or their respective affiliates are currently involved in any material litigation nor, to the Company's knowledge, is any material litigation currently threatened against such entities or the Centers, other than routine litigation arising in the ordinary course of business, most of which is expected to be covered by liability insurance. For information about certain environmental matters, see "Business —Environmental Matters."

Item 4. Submission of Matters to a Vote of Securities Holders

None

32     The Macerich Company

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company is listed and traded on the New York Stock Exchange under the symbol "MAC". The common stock began trading on March 10, 1994 at a price of $19 per share. In 2006, the Company's shares traded at a high of $87.10 and a low of $66.70.

As of February 16, 2007, there were approximately 965 stockholders of record. The following table shows high and low closing prices per share of common stock during each quarter in 2006 and 2005 and dividends/distributions per share of common stock declared and paid by quarter:

	Market Quotation Per Share
			Dividends/ Distributions Declared/Paid
Quarter Ended	High	Low

March 31, 2006	$75.13	$68.89	$0.68
June 30, 2006	74.05	67.90	0.68
September 30, 2006	77.11	70.02	0.68
December 31, 2006	87.00	76.16	0.71

March 31, 2005	62.15	53.28	0.65
June 30, 2005	67.32	54.00	0.65
September 30, 2005	71.19	62.15	0.65
December 31, 2005	68.58	60.91	0.68

The Company has outstanding 3,627,131 shares of its Series A cumulative convertible redeemable preferred stock ("Series A Preferred Stock"). There is no established public trading market for the Series A Preferred Stock. The Series A Preferred Stock was issued on February 25, 1998. Preferred stock dividends are accrued quarterly and paid in arrears. The Series A Preferred Stock can be converted on a one for one basis into common stock and will pay a quarterly dividend equal to the greater of $0.46 per share, or the dividend then payable on a share of common stock. No dividends will be declared or paid on any class of common or other junior stock to the extent that dividends on

The Macerich Company    33

Series A Preferred Stock have not been declared and/or paid. The following table shows the dividends per share of preferred stock declared and paid by quarter in 2006 and 2005:

	Series A Preferred Stock Dividend
Quarter Ended	Declared	Paid

March 31, 2006	$0.68	$0.68
June 30, 2006	0.68	0.68
September 30, 2006	0.71	0.68
December 31, 2006	0.71	0.71

March 31, 2005	0.65	0.65
June 30, 2005	0.65	0.65
September 30, 2005	0.68	0.65
December 31, 2005	0.68	0.68

The Company's existing financing agreements limit, and any other financing agreements that the Company enters into in the future will likely limit, the Company's ability to pay cash dividends. Specifically, the Company may pay cash dividends and make other distributions based on a formula derived from Funds from Operations (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations —Funds From Operations") and only if no event of default under the financing agreements has occurred, unless, under certain circumstances, payment of the distribution is necessary to enable the Company to qualify as a REIT under the Internal Revenue Code.

Stock Performance Graph

The following graph provides a comparison, from December 31, 2001 through December 31, 2006, of the yearly percentage change in the cumulative total stockholder return (assuming reinvestment of dividends) of the Company, the Standard & Poor's ("S&P") 500 Index, the S&P Midcap 400 Index and the NAREIT All Equity REIT Index (the "NAREIT Index"), an industry index of publicly-traded REITs (including the Company). The Company is providing the S&P Midcap 400 Index since it is now a company within such Index.

The graph assumes that the value of the investment in each of the Company's common stock and the indices was $100 at the beginning of the period. The graph further assumes the reinvestment of dividends.

Upon written request directed to the Secretary of the Company, the Company will provide any stockholder with a list of the REITs included in the NAREIT Index. The historical information set forth below is not necessarily indicative of future performance. Data for the NAREIT Index, the S&P 500 Index and the S&P Midcap 400 Index were provided to the Company by Research Data Group, Inc.

34     The Macerich Company

Copyright © 2007 Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06

The Macerich Company	$100.00	$124.65	$192.44	$285.56	$318.32	$426.25
S & P 500 Index	100.00	77.90	100.24	111.15	116.61	135.03
S & P Midcap 400 Index	100.00	85.49	115.94	135.05	152.00	167.69
NAREIT Index	100.00	103.82	142.37	187.33	210.12	283.78

The Macerich Company    35

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

	Years Ended December 31,
	2006	2005	2004	2003	2002

OPERATING DATA:
Revenues:
Minimum rents(1)	$489,078	$423,759	$294,846	$256,974	$189,047
Percentage rents	24,667	24,152	15,655	10,646	9,361
Tenant recoveries	254,526	214,832	145,055	139,380	102,872
Management Companies(2)	31,456	26,128	21,549	14,630	4,826
Other	29,929	22,953	18,070	16,487	11,194

Total revenues	829,656	711,824	495,175	438,117	317,300
Shopping center and operating expenses	262,127	223,905	146,465	136,881	99,377
Management Companies' operating expenses(2)	56,673	52,840	44,080	32,031	12,881
REIT general and administrative expenses	13,532	12,106	11,077	8,482	7,435
Depreciation and amortization	224,273	193,145	128,413	95,888	65,478
Interest expense	274,667	237,097	134,549	121,105	110,610

Total expenses	831,272	719,093	464,584	394,387	295,781
Minority interest in consolidated joint ventures	(3,667)	(700)	(184)	(112)	(395)
Equity in income of unconsolidated joint ventures and management companies(2)	86,053	76,303	54,881	59,348	43,049
Income tax (expense) benefit (3)	(33)	2,031	5,466	444	(300)
Gain (loss) on sale or write down of assets	38	1,253	473	11,960	(3,820)
Loss on early extinguishment of debt	(1,835)	(1,666)	(1,642)	(44)	(3,605)

Income from continuing operations	78,940	69,952	89,585	115,326	56,448
Discontinued operations:(4)
Gain on sale of assets	204,863	277	7,568	22,491	26,073
Income from discontinued operations	11,376	13,907	14,350	19,124	19,050

Total income from discontinued operations	216,239	14,184	21,918	41,615	45,123

Income before minority interest and preferred dividends	295,179	84,136	111,503	156,941	101,571
Minority interest in Operating Partnership(5)	(42,821)	(12,450)	(19,870)	(28,907)	(20,189)

Net income	252,358	71,686	91,633	128,034	81,382
Less preferred dividends	24,336	19,098	9,140	14,816	20,417

Net income available to common stockholders	$228,022	$52,588	$82,493	$113,218	$60,965

Earnings per share ("EPS") —basic:
Income from continuing operations	$0.65	$0.70	$1.11	$1.49	$0.72
Discontinued operations	2.57	0.19	0.30	0.62	0.91

Net income per share —basic	$3.22	$0.89	$1.41	$2.11	$1.63

EPS —diluted:(6)(7)
Income from continuing operations	$0.73	$0.69	$1.10	$1.54	$0.72
Discontinued operations	2.46	0.19	0.30	0.55	0.90

Net income per share —diluted	$3.19	$0.88	$1.40	$2.09	$1.62

36     The Macerich Company

	As of December 31,
	2006	2005	2004	2003	2002

BALANCE SHEET DATA
Investment in real estate (before accumulated depreciation)	$6,499,205	$6,160,595	$4,149,776	$3,662,359	$3,251,674
Total assets	$7,562,163	$7,178,944	$4,637,096	$4,145,593	$3,662,080
Total mortgage, notes and debentures payable	$4,993,879	$5,424,730	$3,230,120	$2,682,598	$2,291,908
Minority interest(3)	$387,183	$284,809	$221,315	$237,615	$221,497
Class A participating convertible preferred units	$213,786	$213,786	$ —	$ —	$ —
Class A non-participating convertible preferred units	$21,501	$21,501	$ —	$ —	$ —
Series A and Series B Preferred Stock	$98,934	$98,934	$98,934	$98,934	$247,336
Common stockholders' equity	$1,542,305	$827,108	$913,533	$953,485	$797,798

	Years Ended December 31,
	2006	2005	2004	2003	2002

OTHER DATA:
Funds from operations ("FFO") —diluted(8)	$383,122	$336,831	$299,172	$269,132	$194,643
Cash flows provided by (used in):
Operating activities	$211,850	$235,296	$213,197	$215,752	$163,176
Investing activities	$(126,736)	$(131,948)	$(489,822)	$(341,341)	$(875,032)
Financing activities	$29,208	$(20,349)	$308,383	$115,703	$739,122
Number of centers at year end	91	97	84	78	79
Weighted average number of shares outstanding —EPS basic	70,826	59,279	58,537	53,669	37,348
Weighted average number of shares outstanding —EPS diluted(6)(7)	88,058	73,573	73,099	75,198	50,066
Cash distribution declared per common share	$2.75	$2.63	$2.48	$2.32	$2.22

(1)
Included in minimum rents is amortization of above and below market leases of $13.1 million, $11.6 million, $9.2 million, $6.1 million and $1.1 million for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively.

(2)
Unconsolidated joint ventures include all Centers and entities in which the Company does not have a controlling ownership interest and Macerich Management Company through June 30, 2003. The Company accounts for the unconsolidated joint ventures using the equity method of accounting. Effective July 1, 2003, the Company began to consolidate Macerich Management Company, in accordance with FIN 46. Effective July 26, 2002, the Company consolidated the accounts of the Westcor management companies.

(3)
The Company's Taxable REIT Subsidiaries ("TRSs") are subject to corporate level income taxes (See Note 19 of the Company's Consolidated Financial Statements).

(4)
In 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations —Statement on Critical Accounting Policies").

Discontinued operations include the following:

The Company sold Boulder Plaza on March 19, 2002 and the results for the period from January 1, 2002 to March 19, 2002 have been classified as discontinued operations. The sale of Boulder Plaza resulted in a gain on sale of asset of $13.9 million in 2002.

The Company sold its 67% interest in Paradise Village Gateway on January 2, 2003 (acquired in July 2002), and the loss on sale of $0.2 million has been classified as discontinued operations in 2003.

The Company sold Bristol Center on August 4, 2003, and the results for the period January 1, 2003 to August 4, 2003 and for the year ended December 31, 2002 has been classified as discontinued operations. The sale of Bristol Center resulted in a gain on sale of asset of $22.2 million in 2003.

The Company sold Westbar on December 16, 2004, and the results for the period January 1, 2004 to December 16, 2004, for the year ended December 31, 2003 and for the period July 26, 2002 to December 31, 2002 have been classified as discontinued operations. The sale of Westbar resulted in a gain on sale of asset of $6.8 million.

On January 5, 2005, the Company sold Arizona Lifestyle Galleries. The sale of this property resulted in a gain on sale of $0.3 million and the impact on the results of operations for the years ended December 31, 2005 and 2004 have been reclassified to discontinued operations. Prior to 2004, this property was accounted for under the equity method of accounting.

On June 9, 2006, the Company sold Scottsdale/101 and the results for the period January 1, 2006 to June 9, 2006 and for the years ended December 31, 2005 and 2004 have been classified as discontinued operations. Prior to January 1, 2004, this property was accounted for under

The Macerich Company    37

  the equity method of accounting. The sale of Scottsdale/101 resulted in a gain on sale of asset, at the Company's pro rata share, of $25.8 million.

  The Company sold Park Lane Mall on July 13, 2006 and the results for the period January 1, 2006 to July 13, 2006 and for the years ended December 31, 2005, 2004, 2003 and 2002 have been classified as discontinued operations. The sale of Park Lane Mall resulted in a gain on sale of asset of $5.9 million.

  The Company sold Greeley Mall and Holiday Village Mall in a combined sale on July 27, 2006, and the results for the period January 1, 2006 to July 27, 2006 and the years ended December 31, 2005, 2004, 2003 and 2002 have been classified as discontinued operations. The sale of these properties resulted in a gain on sale of assets of $28.7 million.

  The Company sold Great Falls Marketplace on August 11, 2006, and the results for the period January 1, 2006 to August 11, 2006 and for the years ended December 31, 2005, 2004, 2003 and 2002 have been classified as discontinued operations. The sale of Great Falls Marketplace resulted in a gain on sale of $11.8 million.

  The Company sold Citadel Mall, Crossroads Mall and Northwest Arkansas Mall in a combined sale on December 29, 2006, and the results for the period January 1, 2006 to December 29, 2006 and the years ended December 31, 2005, 2004, 2003, 2002 have been classified as discontinued operations. The sale of these properties resulted in a gain on sale of assets of $132.7 million.

  Total revenues and income from discontinued operations were:

	Year Ended December 31,
(Dollars in millions)	2006	2005	2004	2003	2002

Revenues:
Boulder Plaza	$ —	$ —	$ —	$ —	$0.5
Paradise Village Gateway	—	—	—	—	2.4
Bristol	—	—	—	2.5	4.0
Westbar	—	—	4.8	5.7	2.1
Arizona LifeStyle Galleries	—	—	0.3	—	—
Scottsdale/101	4.7	9.8	6.9	—	—
Park Lane Mall	1.5	3.1	3.0	3.1	3.4
Holiday Village	2.9	5.2	4.8	5.3	5.1
Greeley Mall	4.3	7.0	6.2	5.9	6.2
Great Falls Marketplace	1.8	2.7	2.6	2.5	2.5
Citadel Mall	15.7	15.3	15.4	16.1	16.4
Northwest Arkansas Mall	12.9	12.6	12.7	12.5	12.2
Crossroads Mall	11.5	10.9	11.2	12.2	11.8

Total	$55.3	$66.6	$67.9	$65.8	$66.6

Income from operations:
Boulder Plaza	$ —	$ —	$ —	$ —	$0.3
Paradise Village Gateway	—	—	—	—	0.5
Bristol	—	—	—	1.4	1.0
Westbar	—	—	1.8	1.7	0.8
Arizona LifeStyle Galleries	—	—	(1.0)	—	—
Scottsdale/101	0.3	(0.2)	(0.3)	—	—
Park Lane Mall	0.0	0.8	0.9	1.0	1.3
Holiday Village	1.2	2.8	1.9	2.4	2.2
Greeley Mall	0.6	0.9	0.5	1.2	1.6
Great Falls Marketplace	1.1	1.7	1.6	1.5	1.5
Citadel Mall	2.5	1.8	2.0	3.0	3.3
Northwest Arkansas Mall	3.4	2.9	3.1	3.2	2.9
Crossroads Mall	2.3	3.2	3.9	3.7	3.7

Total	$11.4	$13.9	$14.4	$19.1	$19.1

(5)
"Minority Interest" reflects the ownership interest in the Operating Partnership and other entities not owned by the Company.

(6)
Assumes that all OP Units and Westcor partnership units are converted to common stock on a one-for-one basis. The Westcor partnership units were converted into OP Units on July 27, 2004, which were subsequently redeemed for common stock on October 4, 2005. It also assumes the conversion of MACWH, LP common and preferred units to the extent that they are dilutive to the EPS computation (See Note 12—Acquisitions of the Company's Notes to the Consolidated Financial Statements).

(7)
Assumes issuance of common stock for in-the-money options and restricted stock calculated using the treasury method in accordance with SFAS No. 128 for all years presented.

38     The Macerich Company

(8)
The Company uses Funds from Operations ("FFO") in addition to net income to report its operating and financial results and considers FFO and FFO —diluted as supplemental measures for the real estate industry and a supplement to Generally Accepted Accounting Principles ("GAAP") measures. The National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from extraordinary items and sales of depreciated operating properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. FFO and FFO on a fully diluted basis are useful to investors in comparing operating and financial results between periods. This is especially true since FFO excludes real estate depreciation and amortization as the Company believes real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time. FFO on a fully diluted basis is one of the measures investors find most useful in measuring the dilutive impact of outstanding convertible securities. FFO does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net income as defined by GAAP and is not indicative of cash available to fund all cash flow needs. FFO as presented may not be comparable to similarly titled measures reported by other real estate investment trusts. For the reconciliation of FFO and FFO-diluted to net income, see "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations —Funds from Operations."

The computation of FFO-diluted includes the effect of outstanding common stock options and restricted stock using the treasury method. It also assumes the conversion of MACWH, LP common and preferred units to the extent that they are dilutive to the FFO computation (See Note 12 —"Acquisitions of the Company's Notes to the Consolidated Financial Statements"). The Company had $125.1 million of convertible subordinated debentures (the "Debentures") which matured December 15, 2002. The Debentures were dilutive for the year ended December 31, 2002 and were included in the FFO calculation. The Debentures were paid off in full on December 13, 2002. On February 25, 1998, the Company sold $100 million of its Series A Preferred Stock. On June 16, 1998, the Company sold $150 million of its Series B Preferred Stock. The Preferred Stock can be converted on a one-for-one basis for common stock. The Series A and Series B Preferred Stock then outstanding was dilutive to FFO in 2006, 2005, 2004, 2003, 2002 and was dilutive to net income in 2006 and 2003. All of the Series B Preferred Stock was converted to common stock on September 9, 2003.

The Macerich Company    39

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains or incorporates statements that constitute forward-looking statements. Those statements appear in a number of places in this Form 10-K and include statements regarding, among other matters, the Company's growth, acquisition, redevelopment and development opportunities, the Company's acquisition and other strategies, regulatory matters pertaining to compliance with governmental regulations and other factors affecting the Company's financial condition or results of operations. Words such as "expects," "anticipates," "intends," "projects," "predicts," "plans," "believes," "seeks," "estimates," and "should" and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or industry to vary materially from the Company's future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include the matters described herein under "Item 1A. Risk Factors," among others. The Company will not update any forward-looking information to reflect actual results or changes in the factors affecting the forward-looking information.

Management's Overview and Summary

The Macerich Company (the "Company") is involved in the acquisition, ownership, development, redevelopment, management, and leasing of regional and community shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"). As of December 31, 2006, the Operating Partnership owned or had an ownership interest in 73 regional shopping centers and 18 community shopping centers aggregating approximately 76.9 million square feet of gross leasable area ("GLA"). These 91 regional and community shopping centers are referred to hereinafter as the "Centers", unless the context otherwise requires. The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Management Companies.

The following discussion is based primarily on the consolidated financial statements of the Company for the years ended December 31, 2006, 2005 and 2004. It compares the activity for the year ended December 31, 2006 to results of operations for the year ended December 31, 2005. Also included is a comparison of the activities for the year ended December 31, 2005 to the results for the year ended December 31, 2004. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Acquisitions and dispositions:

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

40     The Macerich Company

On May 11, 2004, the Company acquired an ownership interest in NorthPark Center, a 2.0 million square foot regional mall in Dallas, Texas. The Company's initial investment in the property was $30.0 million which was funded by borrowings under the Company's line of credit. In addition, the Company assumed a pro rata share of debt of $86.6 million and funded an additional $45.0 million post-closing.

On July 1, 2004, the Company acquired the Mall of Victor Valley in Victorville, California and on July 20, 2004, the Company acquired La Cumbre Plaza in Santa Barbara, California. The Mall of Victor Valley is a 547,611 square foot regional mall and La Cumbre Plaza is a 494,553 square foot regional mall. The combined total purchase price was $151.3 million. The purchase price for the Mall of Victor Valley included the assumption of an existing fixed rate loan of $54.0 million at 5.25% maturing in March, 2008. Concurrent with the closing of La Cumbre Plaza, a $30.0 million floating rate loan was placed on the property with an initial interest rate of 2.29%. The balance of the purchase price was paid in cash and borrowings from the Company's revolving line of credit.

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

On January 11, 2005, the Company became a 15% owner in a joint venture that acquired Metrocenter Mall, a 1.3 million square foot super-regional mall in Phoenix, Arizona. The total purchase price was $160 million and concurrently with the acquisition, the joint venture placed a $112 million loan on the property. The Company's share of the purchase price, net of the debt, was $7.2 million which was funded by cash and borrowings under the Company's line of credit.

The Macerich Company    41

On January 21, 2005, the Company formed a 50/50 joint venture with a private investment company. The joint venture acquired a 49% interest in Kierland Commons, a 438,721 square foot mixed-use center in Phoenix, Arizona. The joint venture's purchase price for the interest in the Center was $49.0 million. The Company assumed its share of the underlying property debt and funded the remainder of its share of the purchase price by cash and borrowings under the Company's line of credit.

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

On April 25, 2005, the Company acquired Wilmorite Properties, Inc., a Delaware corporation ("Wilmorite") and Wilmorite Holdings, L.P., a Delaware limited partnership ("Wilmorite Holdings"). Wilmorite's portfolio includes interests in 11 regional malls and two open-air community shopping centers with 13.4 million square feet of space located in Connecticut, New York, New Jersey, Kentucky and Virginia. The total purchase price was approximately $2.333 billion, plus adjustments for working capital, including the assumption of approximately $877.2 million of existing debt with an average interest rate of 6.43% and the issuance of $212.7 million of participating convertible preferred units ("PCPUs"), $21.5 million of non-participating convertible preferred units and $5.8 million of common units in Wilmorite Holdings. The balance of the consideration to the equity holders of Wilmorite and Wilmorite Holdings was paid in cash, which was provided primarily by a five-year, $450 million term loan bearing interest at LIBOR plus 1.50% and a $650 million acquisition loan with a term of up to two years and bearing interest initially at LIBOR plus 1.60%. An affiliate of the Operating Partnership is the general partner and, together with other affiliates, own approximately 83% of Wilmorite Holdings, with the remaining 17% held by those limited partners of Wilmorite Holdings who elected to receive convertible preferred units or common units in Wilmorite Holdings rather than cash. The PCPUs can be redeemed, subject to certain conditions, for the portion of the Wilmorite portfolio generally located in the area of Rochester, New York. The Wilmorite portfolio, exclusive of Tysons Corner Center and Tysons Corner Office (collectively referred herein as "Tysons Center"), are referred to herein as the "2005 Acquisition Centers."

On February 1, 2006, the Company acquired Valley River Center, an 835,694 square foot super-regional mall in Eugene, Oregon. The total purchase price was $187.5 million and concurrent with the acquisition, the Company placed a $100.0 million ten-year loan on the property. The balance of the purchase price was funded by cash and borrowings under the Company's line of credit.

On June 9, 2006, the Company sold Scottsdale/101, a 564,000 square foot center in Phoenix, Arizona. The sale price was $117.6 million from which $56.0 million was used to payoff the mortgage on the property. The Company's share of the realized gain was $25.8 million.

On July 13, 2006, the Company sold Park Lane Mall, a 370,000 square foot center in Reno, Nevada, for $20 million resulting in a gain of $5.9 million.

On July 26, 2006, the Company purchased 11 department stores located in 10 of its Centers from Federated Department Stores, Inc. for approximately $100.0 million. The purchase price consisted of a $93.0 million cash

42     The Macerich Company

payment and a $7.0 million future obligation to be paid concurrent with development work by Federated in the future at Company's development properties. The Company's share of the purchase price was $81.0 million and was funded in part from the proceeds of sales of Park Lane Mall, Greeley Mall, Holiday Village and Great Falls Marketplace, and from borrowings under the Company's line of credit. The balance of the purchase price was paid by the Company's joint venture partners.

On July 27, 2006, the Company sold Holiday Village, a 498,000 square foot center in Great Falls, Montana and Greeley Mall, a 564,000 square foot center in Greeley, Colorado, in a combined sale for $86.8 million, resulting in a gain of $28.7 million.

On August 11, 2006, the Company sold Great Falls Marketplace, a 215,000 square foot community center in Great Falls, Montana, for $27.5 million resulting in a gain of $11.8 million.

On December 1, 2006, the Company acquired Deptford Mall, a two-level 1.0 million square foot super-regional mall in Deptford, New Jersey. The total purchase price of $241.0 million was funded by cash and borrowings under the Company's line of credit. On December 7, 2006, the Company placed a $100.0 million six-year loan bearing interest at a fixed rate of 5.44% on the property. The loan provides the right, subject to certain conditions, to borrow an additional $72.5 million for up to one-year after the initial funding.

On December 29, 2006, the Company sold Citadel Mall, a 1,095,000 square foot center in Colorado Springs, Colorado, Crossroads Mall, a 1,268,000 square foot center in Oklahoma City, Oklahoma and Northwest Arkansas Mall, a 820,000 square foot center in Fayetteville, Arkansas, in a combined sale for $373.8 million, resulting in a gain of $132.7 million. The net proceeds were used to pay down the Company's line of credit and pay off the Company's $75.0 million loan on Paradise Valley Mall.

Valley River Center and Deptford Mall are referred to herein as the "2006 Acquisition Centers."

Redevelopment:

The grand opening of the first phase of Twenty Ninth Street, an 817,085 square foot shopping district in Boulder, Colorado, took place on October 13, 2006. The balance of the project is scheduled for completion in the Summer 2007. Phase I of the project is 93% leased. Recent store openings include Borders Books, Chipotle Mexican Grill, Helly Hansen, Lady Foot Locker, lululemon, and Solstice Sunglass Boutique. Wild Oats has also opened their corporate headquarters at this project. Recent lease commitments include Anthropologie, Sephora, Cantina Laredo, Jamba Juice and North Face.

On November 1, 2006, the Company received Phoenix City Council approval to add up to five mixed-use towers of up to 165 feet at Biltmore Fashion Park. Biltmore Fashion Park is an established luxury destination for first-to-market, high-end and luxury tenants in the metropolitan Phoenix market. The mixed-use towers are planned to be built over time based upon demand.

Groundbreaking took place on February 6, 2007 for the 230,000 square foot life style expansion at The Oaks in Thousand Oaks, California. Plans also call for the remodeling of both the interior spaces and the exterior façade, and will include a new 138,000 square foot Nordstrom scheduled to open at the Center in Fall 2008. New tenants include Abercrombie Kids, Forever 21, Forth & Towne, Guess?, J. Crew, Iridesse, Planet Funk and Solstice

The Macerich Company    43

Sunglass Boutique. The combined expansion and renovation of the center is projected to cost approximately $250 million and be completed in Fall 2008.

The first phase of SanTan Village, a $205 million regional shopping center under construction in Gilbert, Arizona, is scheduled to open in Fall 2007. The center, currently 85% leased, is an open-air streetscape that will contain in excess of 1.2 million square feet on 120 acres. More than 35 tenants have committed to date, including Dillard's, Harkins Theatres, Aeropostale, American Eagle Outfitters, Ann Taylor, Ann Taylor Loft, Apple, Banana Republic, Best Buy, Blue Wasabi, The Body Shop, The Buckle, Charlotte Russe, Chico's, The Children's Place, Coach, Coldwater Creek, The Disney Store, Eddie Bauer, J. Jill, Lane Bryant/Cacique, lucy, PacSun, Soma by Chico's, Swarovski Crystals, Victoria's Secret, Weisfield's Jewelers, White House/Black Market and Z Gallerie.

Construction began in late 2006 on The Promenade at Casa Grande, a $135 million, 1.0 million-square-foot regional shopping center in Arizona's fastest-growing county. Located in Casa Grande, Pinal County, the center will be located along the I-10 corridor between Phoenix and Tucson. The project is 85% committed, including anchors Target and JC Penney, and will deliver shopping, dining and entertainment options to a key growth corridor. Phase I of the project, which will include a combination of large-format retailers, specialty shops and restaurants, is scheduled for completion in Fall 2007. Phase II is comprised of small shops and is scheduled to open in March 2008. The Promenade at Casa Grande is 51% owned by the Company.

On January 22, 2007, the Fairfax County Board of Supervisors approved plans for a transit-oriented development at Tysons Corner Center in McLean, Virginia. The expansion will add 3.5 million square feet of mixed-use space to the existing 2.2 million square foot regional shopping center. The project is planned to be built in phases over the next 10 years based on market demand and the expansion of the area's light rail system. Completion of the entitlement process for Phase I, totaling roughly 1.4 million square feet, is anticipated for the first quarter of 2008. The first phase of the project is anticipated to begin development in late 2009.

In late 2006, plans were announced to bring Barneys New York Department Store to Scottsdale Fashion Square, replacing one of the anchor spaces acquired as a result of the Federated-May merger. Demolition of the vacant space and adjoining parking structure will begin in 2007, allowing for construction of an additional 100,000 square feet of new shop space and the 65,000-square-foot Barneys New York location. This store is anticipated to open in Fall 2009.

Inflation:

In the last three years, inflation has not had a significant impact on the Company because of a relatively low inflation rate. Most of the leases at the Centers have rent adjustments periodically through the lease term. These rent increases are either in fixed increments or based on using an annual multiple of increases in the Consumer Price Index ("CPI"). In addition, about 6%-13% of the leases expire each year, which enables the Company to replace existing leases with new leases at higher base rents if the rents of the existing leases are below the then existing market rate. Additionally, historically the majority of the leases required the tenants to pay their pro rata share of operating expenses. In January 2005, the Company began entering into leases that require tenants to pay a stated amount for operating expenses, generally excluding property taxes, regardless of the expenses actually incurred at any center. This change shifts the burden of cost control to the Company.

44     The Macerich Company

Seasonality:

The shopping center industry is seasonal in nature, particularly in the fourth quarter during the holiday season when retailer occupancy and retail sales are typically at their highest levels. In addition, shopping malls achieve a substantial portion of their specialty (temporary retailer) rents during the holiday season and the majority of percentage rent is recognized in the fourth quarter. As a result of the above, earnings are generally higher in the fourth quarter.

Critical Accounting Policies

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

Revenue Recognition

Minimum rental revenues are recognized on a straight-line basis over the term of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight lining of rent adjustment." Currently, 40% of the mall and freestanding leases contain provisions for CPI rent increases periodically throughout the term of the lease. The Company believes that using an annual multiple of CPI increases, rather than fixed contractual rent increases, results in revenue recognition that more closely matches the cash revenue from each lease and will provide more consistent rent growth throughout the term of the leases. Percentage rents are recognized when the tenants' specified sales targets have been met. Estimated recoveries from tenants for real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred.

Property

Costs related to the development, redevelopment, construction and improvement of properties are capitalized. Interest incurred on development, redevelopment and construction projects is capitalized until construction is substantially complete.

Maintenance and repairs expenses are charged to operations as incurred. Costs for major replacements and betterments, which includes HVAC equipment, roofs, parking lots, etc., are capitalized and depreciated over their estimated useful lives. Gains and losses are recognized upon disposal or retirement of the related assets and are reflected in earnings.

The Macerich Company    45

Property is recorded at cost and is depreciated using a straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	5-40 years
Tenant improvements	5-7 years
Equipment and furnishings	5-7 years

Accounting for Acquisitions

The Company accounts for all acquisitions in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." The Company will first determine the value of the land and buildings utilizing an "as if vacant" methodology. The Company will then assign a fair value to any debt assumed at acquisition. The balance of the purchase price will be allocated to tenant improvements and identifiable intangible assets or liabilities. Tenant improvements represent the tangible assets associated with the existing leases valued on a fair market value basis at the acquisition date prorated over the remaining lease terms. The tenant improvements are classified as an asset under real estate investments and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases which come in three forms: (i) leasing commissions and legal costs, which represent the value associated with "cost avoidance" of acquiring in-place leases, such as lease commissions paid under terms generally experienced in the Company's markets; (ii) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the "assumed vacant" property to the occupancy level when purchased; and (iii) above or below market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks. Leasing commissions and legal costs are recorded in deferred charges and other assets and are amortized over the remaining lease terms. The value of in-place leases are recorded in deferred charges and other assets and amortized over the remaining lease terms plus an estimate of renewal of the acquired leases. Above or below market leases are classified in deferred charges and other assets or in other accrued liabilities, depending on whether the contractual terms are above or below market, and the asset or liability is amortized to rental revenue over the remaining terms of the leases.

When the Company acquires real estate properties, the Company allocates the purchase price to the components of these acquisitions using relative fair values computed using its estimates and assumptions. These estimates and assumptions impact the amount of costs allocated between various components as well as the amount of costs assigned to individual properties in multiple property acquisitions. These allocations also impact depreciation expense and gains or loses recorded on future sales of properties. Generally, the Company engages a valuation firm to assist with these allocations.

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

46     The Macerich Company

Deferred Charges

Costs relating to obtaining tenant leases are deferred and amortized over the initial term of the agreement using the straight-line method. Costs relating to financing of shopping center properties are deferred and amortized over the life of the related loan using the straight-line method, which approximates the effective interest method. In-place lease values are amortized over the remaining lease term plus an estimate of renewal. Leasing commissions and legal costs are amortized on a straight-line basis over the individual remaining lease years. The ranges of the terms of the agreements are as follows:

Deferred lease costs	1-15 years
Deferred financing costs	1-15 years
In-place lease values	Remaining lease term plus an estimate for renewal
Leasing commissions and legal costs	5-10 years

Results of Operations

Many of the variations in the results of operations, discussed below, occurred due to the transactions described above including the 2006 Acquisition Centers, 2005 Acquisition Centers, 2004 Acquisition Centers and Redevelopment Centers. For the comparison of the year ended December 31, 2006 to the year ended December 31, 2005, "Same Centers" include all consolidated Centers, excluding 2006 Acquisition Centers, 2005 Acquisition Centers and Redevelopment Centers. For the comparison of the year ended December 31, 2005 to the year ended December 31, 2004, "Same Centers" include all consolidated Centers, except the 2005 Acquisition Centers, 2004 Acquisition Centers and Redevelopment Centers.

For the comparison of the year ended December 31, 2006 to the year ended December 31, 2005, "Redevelopment Centers" include Twenty Ninth Street, Santa Monica Place and Westside Pavilion. For the comparison of year ended December 31, 2005 to the year ended December 31, 2004, "Redevelopment Centers" include La Encantada, Twenty-Ninth Street, Santa Monica Place and Queens Center.

For comparison of the year ended December 31, 2006 to the year ended December 31, 2005, Kierland Commons, Metrocenter Mall, Ridgmar Mall and Tysons Center are referred to herein as the "Joint Venture Acquisition Centers." For the comparison of the year ended December 31, 2005 to the year ended December 31, 2004, Biltmore Fashion Square, Inland Center and NorthPark Center are also included in the "Joint Venture Acquisition Centers". Unconsolidated joint ventures are reflected using the equity method of accounting. The Company's pro rata share of the results from these Centers is reflected in the results of operations in the income statement line item entitled "Equity in income from unconsolidated joint ventures."

Comparison of Years Ended December 31, 2006 and 2005

Revenues

Minimum and percentage rents (collectively referred to as "rental revenue") increased by $65.8 million or 14.7% from 2005 to 2006. Approximately $43.5 million of the increase in rental revenue related to the 2005 Acquisition Centers, $11.9 million was related to the 2006 Acquisition Centers and $9.9 million was related to the Same Centers due in part to an increase in lease termination income of $7.2 million compared to 2005 at the Same Centers. These increases are offset in part by a decrease in rental revenue of $0.5 million at the Redevelopment Centers.

The Macerich Company    47

The amount of straight-lined rents, included in rental revenue, was $7.8 million in 2006 compared to $6.7 million in 2005. This increase is primarily due to the 2006 Acquisition Centers.

The amortization of above and below market leases, which is recorded in rental revenue, increased to $13.1 million in 2006 from $11.6 million in 2005. The increase in amortization is primarily due to the 2005 Acquisition Centers and 2006 Acquisition Centers.

Tenant recoveries increased $39.7 million or 18.5% from 2005 to 2006. Approximately $23.0 million of the increase in tenant recoveries related to the 2005 Acquisition Centers, $5.1 million related to the 2006 Acquisition Centers and $12.4 million related to the Same Centers due to an increase in recoverable shopping center expenses. The increase in tenant recoveries was offset in part by a decrease of $0.9 million at the Redevelopment Centers.

Management Companies' Revenues

Management Companies' revenues increased by $5.3 million from 2005 to 2006, primarily due to increased management fees received from the Joint Venture Acquisition Centers, third party management contracts and increased development fees from joint ventures.

Shopping Center and Operating Expenses

Shopping center and operating expenses increased $38.2 million or 17.1% from 2005 to 2006. Approximately $25.6 million of the increase in shopping center and operating expenses related to the 2005 Acquisition Centers, $5.0 million related to the 2006 Acquisition Centers and $8.0 million related to the Same Centers offset in part by a $0.5 million decrease at the Redevelopment Centers.

Management Companies' Operating Expenses

Management Companies' operating expenses increased to $56.7 million in 2006 from $52.8 million in 2005, primarily as a result of the additional costs of managing the Joint Venture Acquisition Centers and third party managed properties.

REIT General and Administrative Expenses

REIT general and administrative expenses increased by $1.4 million in 2006 from 2005, primarily due to increased share-based compensation expense in 2006.

Depreciation and Amortization

Depreciation and amortization increased $31.1 million in 2006 from 2005. The increase is primarily attributed to the 2005 Acquisition Centers of $17.8 million, the 2006 Acquisition Centers of $6.2 million and the Same Centers of $7.4 million.

Interest Expense

Interest expense increased $37.6 million in 2006 from 2005. Approximately $13.8 million of the increase relates to the term loan associated with the 2005 Acquisition Centers, $12.4 million relates to assumed debt from the 2005 Acquisition Centers, $5.3 million relates to the 2006 Acquisition Centers, $13.3 million relates to increased borrowings and higher interest rates under the Company's line of credit, $6.7 million relates to higher interest rates on the $250 million term loan and approximately $8.9 million relates to increased interest expense due to

48     The Macerich Company

refinancings and higher rates on floating rate debt regarding the Same Centers. These increases were offset in part by an approximately $1.3 million decrease in interest expense at the Redevelopment Centers and $21.6 million relating to the pay off of the acquisition loan associated with the 2005 Acquisition Centers. Additionally, capitalized interest was $14.9 million in 2006, up from $10.0 million in 2005.

Equity in Income of Unconsolidated Joint Ventures

The equity in income of unconsolidated joint ventures increased $9.7 million in 2006 from 2005. Approximately $6.5 million of the increase relates to increased income from the Joint Venture Acquisition Centers, increased net income of $3.3 million from the Pacific Premier Retail Trust joint venture due to increased rental revenue and $4.6 million from other joint ventures due to increased rental revenues. This is partly offset by a $4.7 million increase in interest expense from the SDG Macerich Properties, L.P. joint venture (See "Item 1. Business —Recent Developments —Financing Activities").

Loss on Early Extinguishment of Debt

The Company recorded a loss from the early extinguishment of debt of $1.8 million in 2006 related to the pay off of the $619 million acquisition loan on January 19, 2006. In 2005, the Company recorded a loss on early extinguishment of debt of $1.7 relating to the refinancing of the mortgage note payable on Valley View Mall.

Discontinued Operations

The increase of $202.1 million in discontinued operations relates to the gain on sales of Scottsdale/101, Park Lane Mall, Holiday Village, Greeley Mall, Great Falls Marketplace, Citadel Mall, Crossroads Mall and Northwest Arkansas Mall in 2006 (See "Management's Overview and Summary —Acquisitions and dispositions"). As result of the sales, the Company reclassified the results of operations for these properties for 2006 and 2005.

Minority Interest in the Operating Partnership

The minority interest in the Operating Partnership represents the 15.8% weighted average interest of the Operating Partnership not owned by the Company during 2006 compared to the 19.0% not owned by the Company during 2005. The change is primarily due to the stock offering by the Company in January 2006.

Funds From Operations

Primarily as a result of the factors mentioned above, Funds from Operations ("FFO") —Diluted increased 13.7% to $383.1 million in 2006 from $336.8 million in 2005. For the reconciliation of FFO and FFO-diluted to net income available to common stockholders, see "Funds from Operations."

Operating Activities

Cash flow from operations decreased to $211.9 million in 2006 from $235.3 million in 2005. The decrease is primarily due to changes in assets and liabilities in 2006 compared to 2005 and due to the results at the Centers as discussed above.

Investing Activities

Cash used in investing activities decreased to $126.7 million in 2006 from $131.9 million in 2005. The decrease is primarily attributed to the cash used to acquire the 2006 Acquisition Centers and increases in development and redevelopment costs at the Centers. This is offset by $610.6 million in proceeds from the sale of assets in 2006 (See "Management's Overview and Summary —Acquisitions and dispositions").

The Macerich Company    49

Financing Activities

Cash flow provided by financing activities was $29.2 million in 2006 compared to cash used in financing activities of $20.3 million in 2005. The increase is primarily attributed to the net proceeds of $746.8 million from the stock offering in January 2006 offset in part by a reduction of debt of in 2006 compared to 2005.

Comparison of Years Ended December 31, 2005 and 2004

Revenues

Rental revenue increased by 44.3% to $447.9 million in 2005 from $310.5 million in 2004. Approximately $92.9 million of the increase relates to the 2005 Acquisition Centers, $21.6 million relates to the 2004 Acquisition Centers and $24.0 million primarily relates to the Redevelopment Centers. The increase in rental revenue was offset by a decrease at the Same Centers of $1.1 million.

The amount of straight-lined rents, included in rental revenue, was $6.7 million in 2005 compared to $1.0 million in 2004. This increase in straight-lining of rents relates to the 2005 Acquisition Centers and the 2004 Acquisition Centers which is offset by decreases resulting from the Company structuring the majority of its new leases using an annual multiple of CPI increases, which generally do not require straight-lining treatment.

The amortization of above and below market leases, which is recorded in minimum rents, increased to $11.6 million in 2005 from $9.2 million in 2004. The increase is primarily due to the 2005 Acquisition Centers and the 2004 Acquisition Centers.

Tenant recoveries increased to $214.8 million in 2005 from $145.1 million in 2004. Approximately $52.9 million of the increase relates to the 2005 Acquisition Centers, $5.8 million relates to the Redevelopment Centers, $9.2 million relates to the 2004 Acquisition Centers and $1.8 million relates to the Same Centers.

Management Companies' revenues increased by 21.4% to $26.1 million in 2005 from $21.5 million in 2004 primarily due to increased management fees received from the 2005 and 2004 Joint Venture Acquisition Centers and third party management contracts.

Shopping Center and Operating Expenses

Shopping center and operating expenses increased to $223.9 million in 2005 compared to $146.5 million in 2004. This increase is a result of $54.9 million of expenses from the 2005 Acquisition Centers, $10.5 million from the 2004 Acquisition Centers and $5.6 million from the Redevelopment Centers. In addition, there was a write-off of a contingent compensation liability of $6.4 million in 2004.

Management Companies' Operating Expenses

Management Companies' operating expenses increased by 19.7% to $52.8 million in 2005 from $44.1 million in 2004, primarily due to a higher compensation expense in 2005 compared to 2004.

REIT General and Administrative Expenses

REIT general and administrative expenses increased to $12.1 million in 2005 from $11.1 million in 2004, primarily due to increases in stock-based compensation expense compared to 2004.

50     The Macerich Company

Depreciation and Amortization

Depreciation and amortization increased to $193.1 million in 2005 from $128.4 million in 2004. Approximately $60.6 million relates to the 2005 Acquisition Centers, $3.0 million related to the 2004 Acquisition Centers and $4.1 million relates to the Redevelopment Centers. This was offset by a $3.0 million decrease relating to the Same Centers.

Interest Expense

Interest expense increased to $237.1 million in 2005 from $134.5 million in 2004. Approximately $26.6 million relates to the assumed debt from the 2005 Acquisition Centers, $39.8 million relates to the term and acquisition loans for the Wilmorite Acquisition, $19.8 million relates to increased borrowings and higher interest rates under the Company's line of credit, $2.0 million relates to the Northridge Center loan which closed on June 30, 2004, $5.9 million relates to the 2004 Acquisition Centers, $11.4 million related to the Redevelopment Centers and $2.7 million relates to an increase in interest rates on floating rate debt at the Same Centers. These increases are offset in part by a $4.6 million decrease related to the payoff of the $250 million term loan on July 30, 2004. Additionally, capitalized interest was $10.0 million in 2005, down from $8.9 million in 2004.

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

Gain on Sale of Assets

In 2005, a gain of $1.3 million was recorded relating to land sales compared to a $0.5 million gain on land sales in 2004.

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

Discontinued Operations

The gain on sale of $0.3 million in 2005 relates primarily to the sale of Arizona Lifestyle Galleries on January 5, 2005. In 2004, the gain on sale primarily related to the $6.8 million gain from the sale of the Westbar property on December 16, 2004. The decrease in income from discontinued operations relates to the Westbar property. As a result of sales of properties in 2006, the Company reclassified the results of operations for these properties in 2005 and 2004.

Minority Interest in the Operating Partnership

The minority interest in the Operating Partnership represents the 19.0% weighted average interest of the Operating Partnership not owned by the Company during 2005. This compares to 19.5% not owned by the Company during 2004.

The Macerich Company    51

Funds From Operations

Primarily as a result of the factors mentioned above, FFO —Diluted increased 12.6% to $336.8 million in 2005 from $299.2 million in 2004. For the reconciliation of FFO and FFO —diluted to net income available to common stockholders, see "Funds from Operations."

Operating Activities

Cash flow from operations was $235.3 million in 2005 compared to $213.2 million in 2004. The increase is primarily due to the foregoing results at the Centers and offset by an increase in working capital.

Investing Activities

Cash used in investing activities was $131.9 million in 2005 compared to $489.8 million in 2004. The change resulted primarily from increases in distributions of capital from unconsolidated joint ventures. This is offset by the joint venture acquisitions of Metrocenter and Kierland Commons, the Company's additional contributions to NorthPark Center and the decreased development, redevelopment, expansion and renovation of Centers in 2005 compared to 2004 due to completion of the Queens Center and La Encantada projects.

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

52     The Macerich Company

The following tables summarize capital expenditures incurred at the Centers for the years ended December 31:

(Dollars in thousands) Consolidated Centers:	2006	2005	2004

Acquisitions of property and equipment	$580,542	$1,767,237	$301,061
Development, redevelopment and expansion of Centers	174,522	77,254	139,292
Renovations of Centers	51,406	51,092	21,240
Tenant allowances	35,603	21,765	10,876
Deferred leasing charges	22,776	21,836	16,822

	$864,849	$1,939,184	$489,291

Joint Venture Centers (at Company's pro rata share):

Acquisitions of property and equipment	$28,732	$736,451	$41,174
Development, redevelopment and expansion of Centers	48,785	79,400	6,596
Renovations of Centers	8,119	32,243	10,046
Tenant allowances	13,795	8,922	10,485
Deferred leasing charges	4,269	5,113	3,666

	$103,700	$862,129	$71,967

Management expects similar levels to be incurred in future years for tenant allowances and deferred leasing charges and to incur between $400 million to $600 million in 2007 for development, redevelopment, expansion and renovations. Capital for major expenditures or major developments and redevelopments has been, and is expected to continue to be, obtained from equity or debt financings which include borrowings under the Company's line of credit and construction loans. However, many factors impact the Company's ability to access capital, such as its overall debt level, interest rates, interest coverage ratios and prevailing market conditions.

The Company's total outstanding loan indebtedness at December 31, 2006 was $6.6 billion (including $1.7 billion of its pro rata share of joint venture debt). This equated to a debt to Total Market Capitalization (defined as total debt of the Company, including its pro rata share of joint venture debt, plus aggregate market value of outstanding shares of common stock, assuming full conversion of OP Units, MACWH, LP units and preferred stock into common stock) ratio of approximately 45.5% at December 31, 2006. The majority of the Company's debt consists of fixed-rate conventional mortgages payable collateralized by individual properties.

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

The Macerich Company    53

On May 10, 2006, the SDG Macerich Properties, L.P. joint venture completed a refinancing of its portfolio debt. The joint venture paid off approximately $625.0 million of floating and fixed rate debt with an average interest rate of approximately 6.50%. This debt was replaced by a series of seven new ten-year mortgage notes payable totaling $796.5 million with an average interest rate of 5.81%. The Company's pro rata share of the net proceeds of approximately $85.5 million was used to pay down the Company's line of credit.

The Company had a $1.0 billion revolving line of credit that was set to mature on July 30, 2007 plus a one-year extension. The interest rate fluctuated from LIBOR plus 1.15% to LIBOR plus 1.70% depending on the Company's overall leverage level. On July 20, 2006, the Company amended and expanded the revolving line of credit to $1.5 billion and extended the maturity to April 25, 2010 with a one-year extension option. The interest rate, after amendment, will fluctuate from LIBOR plus 1.0% to LIBOR plus 1.35% depending on the Company's overall leverage. In September 2006, the Company entered into an interest rate swap agreement that effectively fixed the interest rate on $400.0 million of the outstanding balance of the line of credit at 6.23% until April 25, 2011. As of December 31, 2006 and 2005, borrowings outstanding were $934.5 million and $863.0 million at an average interest rate, net of the $400.0 million swapped portion, of 6.60% and 5.93%, respectively.

On May 13, 2003, the Company issued $250.0 million in unsecured notes maturing in May 2007 with a one-year extension option bearing interest at LIBOR plus 2.50%. On April 25, 2005, concurrent with the Wilmorite acquisition, the Company modified these unsecured notes and reduced the interest rate to LIBOR plus 1.50%. At December 31, 2006 and 2005, the entire $250.0 million of notes were outstanding at an interest rate of 6.94% and 6.0%, respectively. The Company had an interest rate swap agreement which effectively fixed the interest rate at 4.45% from November 2003 to October 13, 2005.

On April 25, 2005, concurrent with the Wilmorite acquisition, the Company obtained a five year, $450.0 million term loan bearing interest at LIBOR plus 1.50%. In November 2005, the Company entered into an interest rate swap agreement that effectively fixed the interest rate of the $450.0 million term loan at 6.30% from December 1, 2005 to April 15, 2010. At December 31, 2006 and 2005 the entire loan was outstanding with an interest rate of 6.30%.

On December 29, 2006, the Company sold Citadel Mall, Crossroads Mall and Northwest Arkansas Mall in a combined sale for $373.8 million. The net proceeds from these sales were used to pay down the Company's line of credit and to pay off the $75.0 million loan on Paradise Valley Mall on January 2, 2007.

At December 31, 2006, the Company was in compliance with all applicable loan covenants.

At December 31, 2006, the Company had cash and cash equivalents available of $269.4 million.

Off-Balance Sheet Arrangements

The Company has an ownership interest in a number of joint ventures as detailed in Note 4 to the Company's Consolidated Financial Statements included herein. The Company accounts for those investments that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the Consolidated Balance Sheets of the Company as "Investments in Unconsolidated Joint Ventures." A pro rata share of the mortgage debt on these properties is shown in Item 2. Properties—Mortgage Debt.

54     The Macerich Company

In addition, certain joint ventures also have debt that could become recourse debt to the Company or its subsidiaries, in excess of it's pro rata share, should the joint ventures be unable to discharge the obligations of the related debt.

The following reflects the maximum amount of debt principal that could recourse to the Company at December 31, 2006 (in thousands):

Property	Recourse Debt	Maturity Date

Boulevard Shops	$4,280	12/16/2007
Chandler Village Center	4,290	12/19/2007

	$8,570

The above amounts decreased $13.1 million from December 31, 2005.

Additionally, as of December 31, 2006, the Company is contingently liable for $6.1 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

Long-term contractual obligations

The following is a schedule of long-term contractual obligations (as of December 31, 2006) for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years

Long-term debt obligations (includes expected interest payments)	$6,084,855	$865,129	$1,313,134	$2,596,702	$1,309,890
Operating lease obligations	263,898	5,251	10,576	10,700	237,371
Purchase obligations	31,111	31,111	—	—	—
Other long-term liabilities	304,575	304,575	—	—	—

	$6,684,439	$1,206,066	$1,323,710	$2,607,402	$1,547,261

Funds From Operations

The Company uses Funds from Operations ("FFO") in addition to net income to report its operating and financial results and considers FFO and FFO —diluted as supplemental measures for the real estate industry and a supplement to Generally Accepted Accounting Principles ("GAAP") measures. The National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss) (computed in accordance with GAAP, excluding gains (or losses) from extraordinary items and sales of depreciated operating properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. FFO and FFO on a fully diluted basis are useful to investors in comparing operating and financial results between periods. This is especially true since FFO excludes real estate depreciation and amortization as the

The Macerich Company    55

Company believes real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time. FFO on a fully diluted basis is one of the measures investors find most useful in measuring the dilutive impact of outstanding convertible securities. FFO does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net income as defined by GAAP and is not indicative of cash available to fund all cash flow needs. FFO, as presented, may not be comparable to similarly titled measures reported by other real estate investment trusts. The reconciliation of FFO and FFO —diluted to net income available to common stockholders is provided below.

The following reconciles net income available to common stockholders to FFO and FFO —diluted (dollars in thousands):

	2006	2005	2004	2003	2002

Net income —available to common stockholders	$228,022	$52,588	$82,493	$113,218	$60,965
Adjustments to reconcile net income to FFO —basic:
Minority interest in the Operating Partnership	42,821	12,450	19,870	28,907	20,189
Gain on sale or write-down of consolidated assets	(241,732)	(1,530)	(8,041)	(34,451)	(22,253)
Add: Gain on undepreciated assets —consolidated assets	8,827	1,068	939	1,054	128
Add: Minority interest share of gain on sale of consolidated joint ventures	36,831	239	—	—	—
Less: Impairment write-down of consolidated assets	—	—	—	—	(3,029)
(Gain) loss on sale or write-down of assets from unconsolidated entities (pro rata)	(725)	(1,954)	(3,353)	(155)	8,021
Add: Gain on sale of undepreciated assets —from unconolidated entities (pro rata)	725	2,092	3,464	387	2,403
Less: Impairment write-down of pro rata unconsolidated entities	—	—	—	—	(10,237)
Depreciation and amortization on consolidated centers	231,247	203,065	144,828	109,569	78,837
Depreciation and amortization on joint ventures and from management companies (pro rata)	82,745	73,247	61,060	45,133	37,355
Less: depreciation on personal property and amortization of loan costs and interest rate caps	(15,722)	(14,724)	(11,228)	(9,346)	(7,463)

FFO —basic	373,039	326,541	290,032	254,316	164,916
Additional adjustments to arrive at FFO —diluted:
Impact of convertible preferred stock	10,083	9,648	9,140	14,816	20,417
Impact of non-participating convertible preferred units	—	642	—	—	—
Impact of stock options using the treasury method	—	—	—	—	—
Impact of convertible debentures	—	—	—	—	9,310

FFO —diluted	$383,122	$336,831	$299,172	$269,132	$194,643

Weighted average number of FFO shares outstanding for:
FFO —basic(1)	84,138	73,250	72,715	67,332	49,611
Adjustments for the impact of dilutive securities in computing FFO —diluted:
Convertible preferred stock	3,627	3,627	3,627	7,386	9,115
Non-participating convertible preferred units	—	197	—	—	—
Stock options	293	323	385	480	456
Convertible debentures	—	—	—	—	3,833

FFO —diluted(2)	88,058	77,397	76,727	75,198	63,015

(1)
Calculated based upon basic net income as adjusted to reach basic FFO. As of December 31, 2006, 2005, 2004, 2003, and 2002, 13.2 million, 13.5 million, 14.2 million, 14.2 million and 13.7 million of OP Units and Westcor partnership units were outstanding, respectively. The Westcor partnership units were converted to OP Units on July 27, 2004 which were subsequently redeemed for common stock on October 4, 2005.

(2)
The computation of FFO —diluted shares outstanding includes the effect of outstanding common stock options and restricted stock using the treasury method. It also assumes the conversion of MACWH, LP common and preferred units to the extent that it is dilutive to the FFO computation (See Note 12—"Acquisitions of the Company's Notes to the Consolidated Financial Statements"). The convertible debentures were dilutive for the year ended December 31, 2002 and were included in the FFO calculation. The convertible debentures were paid off in full on December 13, 2002. On February 25, 1998, the Company sold $100 million of its Series A Preferred Stock. On June 16, 1998, the Company sold $150 million of its Series B Preferred Stock. On September 9, 2003, 5.5 million shares of Series B Preferred Stock were converted into common shares. The preferred stock can be converted on a one-for-one basis for common stock. The then outstanding preferred shares are assumed converted for purposes of 2006, 2005, 2004, 2003 and 2002 FFO —diluted as they are dilutive to that calculation.

56     The Macerich Company

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

The following table sets forth information as of December 31, 2006 concerning the Company's long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV") (dollars in thousands):

	For the years ending December 31,
	2007	2008	2009	2010	2011	Thereafter	Total	FV

CONSOLIDATED CENTERS:
Long term debt:
Fixed rate(1)	$134,750	$324,881	$356,932	$1,036,099	$721,632	$1,238,701	$3,812,995	$3,431,970
Average interest rate	6.00%	6.00%	6.00%	5.90%	5.70%	5.80%	5.99%
Floating rate	444,756	144,324	7,304	584,500	—	—	1,180,884	1,180,884
Average interest rate	6.60%	6.50%	6.50%	6.40%	—	—	6.59%

Total debt —Consolidated Centers	$579,506	$469,205	$364,236	$1,620,599	$721,632	$1,238,701	$4,993,879	$4,612,854

JOINT VENTURE CENTERS:
Long term debt (at Company's pro rata share):
Fixed rate	$131,364	$85,362	$222,323	$121,132	$32,928	$872,907	$1,466,016	$1,502,388
Average interest rate	6.00%	6.00%	6.20%	5.90%	5.90%	5.80%	5.84%
Floating rate	54,343	39,200	16,089	—	66,300	22,499	198,431	198,431
Average interest rate	6.30%	6.30%	6.20%	—	6.10%	6.20%	6.33%

Total debt —Joint Venture Centers	$185,707	$124,562	$238,412	$121,132	$99,228	$895,406	$1,664,447	$1,700,819

(1)
Fixed rate debt includes the $450 million floating rate term note and $400 million of the line of credit balance. These amounts have effective fixed rates over the remaining terms due to swap agreements as discussed below.

The consolidated Centers' total fixed rate debt at December 31, 2006 and 2005 was $3.8 billion and $3.2 billion, respectively. The average interest rate on fixed rate debt at December 31, 2006 and 2005 was 5.99% and 5.70%, respectively. The consolidated Centers' total floating rate debt at December 31, 2006 and 2005 was $1.2 billion and $2.2 billion, respectively. The average interest rate on floating rate debt at December 31, 2006 and 2005 was 6.59% and 5.80%, respectively.

The Company's pro rata share of the Joint Venture Centers' fixed rate debt at December 31, 2006 and 2005 was $1.5 billion and $1.3 billion, respectively. The average interest rate on fixed rate debt at December 31, 2006 and 2005 was 5.84% and 6.60%, respectively. The Company's pro rata share of the Joint Venture Centers' floating rate debt at December 31, 2006 and 2005 was $198.4 million and $250.3 million, respectively. The average interest rate on the floating rate debt was 6.33% and 5.20%, respectively.

The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value in accordance with SFAS No. 133,

The Macerich Company    57

"Accounting for Derivative Instruments and Hedging Activities" (See "Note 5 —Derivative Instruments and Hedging Activities" of the Company's Consolidated Financial Statements).

The following are outstanding derivatives at December 31, 2006 (amounts in thousands):

Property/Entity	Notional Amount	Product	Rate	Maturity	Company's Ownership	Fair Value(1)

Camelback Colonnade	$41,500	Cap	8.54%	11/15/2008	75%	$ —
Desert Sky Mall	$51,500	Cap	7.65%	3/15/2008	50%	$ —
Greece Ridge Center	$72,000	Cap	7.95%	12/15/2007	100%	$ —
La Cumbre Plaza	$30,000	Cap	7.12%	8/9/2007	100%	$ —
Metrocenter Mall	$37,380	Cap	7.25%	2/15/2008	15%	$ —
Metrocenter Mall	$11,500	Cap	5.25%	2/15/2008	15%	$2
Panorama Mall	$50,000	Cap	6.65%	3/1/2008	100%	$ —
Oaks, The	$92,000	Cap	7.10%	7/1/2007	100%	$ —
Superstition Springs Center	$67,500	Cap	8.63%	9/9/2008	33.33%	$ —
Metrocenter Mall	$112,000	Swap	3.86%	2/15/2008	15%	$250
The Operating Partnership	$450,000	Swap	4.80%	4/15/2010	100%	$2,094
The Operating Partnership	$400,000	Swap	5.08%	4/25/2011	100%	$(2,186)

(1)
Fair value at the Company's ownership percentage.

Interest rate cap agreements ("Cap") offer protection against floating rates on the notional amount from exceeding the rates noted in the above schedule and interest rate swap agreements ("Swap") effectively replace a floating rate on the notional amount with a fixed rate as noted above.

In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $13.8 million per year based on $1.4 billion outstanding of floating rate debt at December 31, 2006.

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

However, based on their evaluation as of December 31, 2006, the Company's Chief Executive Officer and Chief Financial Officer, have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control —Integrated Framework. The Company's management has concluded that, as of December 31, 2006, its internal control over financial reporting is effective based on these criteria. The Company's independent registered public accounting firm, Deloitte and Touche LLP, has issued an audit report on management's assessment of our internal control over financial reporting, which is included herein.

The Macerich Company    59

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
The Macerich Company
Santa Monica, California

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that The Macerich Company and its subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

60     The Macerich Company

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2006, of the Company and our report dated February 27, 2007 expressed an unqualified opinion on those financial statements and financial statement schedules.

Deloitte & Touche LLP
Los Angeles, California

February 27, 2007

The Macerich Company    61

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal controls over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 9A(T). Controls and Procedures

Not Applicable

Item 9B. Other Information

None

62     The Macerich Company

Part III

Item 10. Directors and Executive Officers and Corporate Governance

There is hereby incorporated by reference the information which appears under the captions "Information Regarding Nominees and Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Audit Committee Matters" and "Codes of Ethics" in the Company's definitive proxy statement for its 2007 Annual Meeting of Stockholders that is responsive to the information required by this Item.

During 2006, there were no material changes to the procedures described in the Company's proxy statement relating to the 2006 Annual Meeting of Stockholders by which stockholders may recommend nominees to the Company.

Item 11. Executive Compensation

There is hereby incorporated by reference the information which appears under the caption "Election of Directors" in the Company's definitive proxy statement for its 2007 Annual Meeting of Stockholders that is responsive to the information required by this Item. Notwithstanding the foregoing, the Compensation Committee Report set forth therein shall not be incorporated by reference herein, in any of the Company's prior or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent the Company specifically incorporates such report by reference therein and shall not be otherwise deemed filed under either of such Acts.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

There is hereby incorporated by reference the information which appears under the captions "Principal Stockholders," "Information Regarding Nominees and Directors" and "Executive Officers" in the Company's definitive proxy statement for its 2007 Annual Meeting of Stockholders that is responsive to the information required by this Item.

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

The Macerich Company    63

Summary Table

The following table sets forth, for the Company's equity compensation plans, the number of shares of Common Stock subject to outstanding options, warrants and rights, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of December 31, 2006.

Plan Category	Number of shares of Common Stock to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding opitons, warrants and rights(1) (b)	Number of shares of Common stock remaining available for future issuance under equity compensation plans (excluding shares reflected in column(a)) (c)

Equity Compensation Plans approved by stockholders	727,085	(2)	$23.84	5,998,569	(3)
Equity Compensation Plans not approved by stockholders	20,000	(4)	$30.75	—

	747,085			5,998,569

(1)
Weighted average exercise price of outstanding options does not include stock units or limited operating partnership units.

(2)
Represents 400,822 shares subject to outstanding options under the 1994 Plan and 2003 Plan, 215,709 shares which may be issued upon redemption of limited operating partnership units under the 2003 Plan, and 101,054 shares underlying stock units, payable on a one-for-one basis, credited to stock unit accounts under the Director Phantom Stock Plan, and 9,500 shares subject to outstanding options under the Director Plan.

(3)
Of these shares, 5,134,664 were available for options, stock appreciation rights, restricted stock, stock units, stock bonuses, performance based awards, dividend equivalent rights and operating partnership units or other convertible or exchangeable units under the 2003 Plan, 131,084 were available for issuance under stock units under the Director Phantom Stock Plan and 732,821 were available for issuance under the Employee Stock Purchase Plan.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

There is hereby incorporated by reference the information which appears under the captions "Certain Transactions", "Related Party Transaction Policies and Procedures" and "The Board of Directors and its Committees" in the Company's definitive proxy statement for its 2007 Annual Meeting of Stockholders that is responsive to the information required by this Item.

Item 14. Principal Accountant Fees and Services

There is hereby incorporated by reference the information which appears under the captions "Principal Accountant Fees and Services" and "Audit Committee Pre-Approval Policy" in the Company's definitive proxy statement for its 2007 Annual Meeting of Stockholders that is responsive to the information required by this Item.

64     The Macerich Company

PART IV

Item 15. Exhibits and Financial Statement Schedules

The Macerich Company    65

	4.	Financial Statement Schedules
		Schedule III —Real estate and accumulated depreciation of the Company	135
		Schedule III —Real estate and accumulated depreciation of Pacific Premier Retail Trust	138
		Schedule III —Real estate and accumulated depreciation of SDG Macerich Properties, L.P	140
(b)	1.	Exhibits
		The Exhibit Index attached hereto is incorporated by reference under this item

66     The Macerich Company

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Macerich Company
Santa Monica, California

We have audited the accompanying consolidated balance sheets of The Macerich Company and subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the Company's consolidated financial statement schedules listed in the Index at Item 15(a)(4). These consolidated financial statements and consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedules based on our audits. We did not audit the consolidated financial statements or the consolidated financial statements of SDG Macerich Properties, L.P. (the "Partnership"), the Company's investment in which is reflected in the accompanying consolidated financial statements using the equity method of accounting. The Company's equity of $50,696,000 and $142,102,000 in the Partnership's net assets at December 31, 2006 and 2005, respectively, and $11,197,000, $15,537,000 and $16,499,000 in the Partnership's net income for the three years ended December 31, 2006 are included in the accompanying consolidated financial statements. Such financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the Partnership, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of other auditors, such 2006, 2005 and 2004 consolidated financial statements present fairly, in all material respects, the financial position of The Macerich Company and subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits and the report of the other auditors, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Deloitte & Touche LLP Los Angeles, California
February 27, 2007

The Macerich Company    67

THE MACERICH COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	December 31,
	2006	2005

ASSETS:
Property, net	$5,755,283	$5,438,496
Cash and cash equivalents	269,435	155,113
Restricted cash	66,376	54,659
Marketable securities	30,019	—
Tenant receivables, net	117,855	89,165
Deferred charges and other assets, net	307,825	360,217
Loans to unconsolidated joint ventures	708	1,415
Due from affiliates	4,282	4,258
Investments in unconsolidated joint ventures	1,010,380	1,075,621

Total assets	$7,562,163	$7,178,944

LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY:
Mortgage notes payable:
Related parties	$151,311	$154,531
Others	3,179,787	3,088,199

Total	3,331,098	3,242,730
Bank and other notes payable	1,662,781	2,182,000
Accounts payable and accrued expenses	86,127	75,121
Other accrued liabilities	212,249	226,985
Preferred stock dividend payable	6,199	5,970

Total liabilities	5,298,454	5,732,806

Minority interest	387,183	284,809

Commitments and contingencies
Class A participating convertible preferred units	213,786	213,786

Class A non-participating convertible preferred units	21,501	21,501

Series A cumulative convertible redeemable preferred stock, $.01 par value, 3,627,131 shares authorized, issued and outstanding at December 31, 2006 and 2005, respectively	98,934	98,934

Common stockholders' equity:
Common stock, $.01 par value, 145,000,000 shares authorized, 71,567,908 and 59,941,552 shares issued and outstanding at December 31, 2006 and 2005, respectively	716	599
Additional paid-in capital	1,717,498	1,050,891
Accumulated deficit	(178,249)	(209,005)
Accumulated other comprehensive income	2,340	87
Unamortized restricted stock	—	(15,464)

Total common stockholders' equity	1,542,305	827,108

Total liabilities, preferred stock and common stockholders' equity	$7,562,163	$7,178,944

The accompanying notes are an integral part of these financial statements.

68     The Macerich Company

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

	For The Years Ended December 31,
	2006	2005	2004

Revenues:
Minimum rents	$489,078	$423,759	$294,846
Percentage rents	24,667	24,152	15,655
Tenant recoveries	254,526	214,832	145,055
Management Companies	31,456	26,128	21,549
Other	29,929	22,953	18,070

Total revenues	829,656	711,824	495,175

Expenses:
Shopping center and operating expenses	262,127	223,905	146,465
Management Companies' operating expenses	56,673	52,840	44,080
REIT general and administrative expenses	13,532	12,106	11,077
Depreciation and amortization	224,273	193,145	128,413

	556,605	481,996	330,035

Interest expense:
Related parties	10,858	9,638	5,800
Other	263,809	227,459	128,749

	274,667	237,097	134,549

Total expenses	831,272	719,093	464,584
Minority interest in consolidated joint ventures	(3,667)	(700)	(184)
Equity in income of unconsolidated joint ventures	86,053	76,303	54,881
Income tax (expense) benefit	(33)	2,031	5,466
Gain on sale of assets	38	1,253	473
Loss on early extinguishment of debt	(1,835)	(1,666)	(1,642)

Income from continuing operations	78,940	69,952	89,585
Discontinued operations:
Gain on sale of assets	204,863	277	7,568
Income from discontinued operations	11,376	13,907	14,350

Total income from discontinued operations	216,239	14,184	21,918

Income before minority interest and preferred dividends	295,179	84,136	111,503
Less: minority interest in Operating Partnership	42,821	12,450	19,870

Net income	252,358	71,686	91,633
Less: preferred dividends	24,336	19,098	9,140

Net income available to common stockholders	$228,022	$52,588	$82,493

Earnings per common share—basic:
Income from continuing operations	$0.65	$0.70	$1.11
Discontinued operations	2.57	0.19	0.30

Net income	$3.22	$0.89	$1.41

Earnings per common share—diluted:
Income from continuing operations	$0.73	$0.69	$1.10
Discontinued operations	2.46	0.19	0.30

Net income	$3.19	$0.88	$1.40

Weighted average number of common
shares outstanding:
Basic	70,826,000	59,279,000	58,537,000

Diluted	88,058,000	73,573,000	73,099,000

The accompanying notes are an integral part of these financial statements.

The Macerich Company    69

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

(Dollars in thousands, except per share data)

	Common Stock
			Additional Paid-in Capital		Accumulated Other Comprehensive Income	Unamortized Restricted Stock	Total Common Stockholders' Equity
	Shares	Par Value		Accumulated Deficit

Balance January 1, 2004	57,902,524	578	$1,008,488	$(38,541)	$(2,335)	$(14,705)	$953,485

Comprehensive income:
Net income	—	—	—	91,633	—	—	91,633
Reclassification of deferred losses	—	—	—	—	1,351	—	1,351
Interest rate swap/cap agreements	—	—	—	—	2,076	—	2,076

Total comprehensive income	—	—	—	91,633	3,427	—	95,060
Issuance of restricted stock	153,692	2	8,282	—	—	—	8,284
Unvested restricted stock	(153,692)	(2)	—	—	—	(8,282)	(8,284)
Issuance of phantom stock	17,862	—	795	—	—	—	795
Amortization of share-based plans	320,114	3	—	—	—	8,391	8,394
Exercise of stock options	465,984	5	9,509	—	—	—	9,514
Distributions paid ($2.48) per share	—	—	—	(147,441)	—	—	(147,441)
Preferred dividends	—	—	—	(9,140)	—	—	(9,140)
Conversion of Operating Partnership Units	79,210	—	1,785	—	—	—	1,785
Adjustment to reflect minority interest on a pro rata basis per period end ownership percentage of Operating Partnership Units	—	—	1,081	—	—	—	1,081

Balance December 31, 2004	58,785,694	586	1,029,940	(103,489)	1,092	(14,596)	913,533

Comprehensive income (loss):
Net income	—	—	—	71,686	—	—	71,686
Reclassification of deferred losses	—	—	—	—	1,351	—	1,351
Interest rate swap/cap agreements	—	—	—	—	(2,356)	—	(2,356)

Total comprehensive income (loss)	—	—	—	71,686	(1,005)	—	70,681
Issuance of restricted stock	260,898	3	12,393	—	—	—	12,396
Unvested restricted stock	(260,898)	(3)	—	—	—	(12,393)	(12,396)
Amortization of share-based plans	247,371	3	—	—	—	11,525	11,528
Exercise of stock options	182,237	2	4,595	—	—	—	4,597
Distributions paid ($2.63) per share	—	—	—	(158,104)	—	—	(158,104)
Preferred dividends	—	—	—	(19,098)	—	—	(19,098)
Conversion of Operating Partnership Units	726,250	8	21,587	—	—	—	21,595
Adjustment to reflect minority interest on a pro rata basis per period end ownership percentage of Operating Partnership Units	—	—	(17,624)	—	—	—	(17,624)

Balance December 31, 2005	59,941,552	599	1,050,891	(209,005)	87	(15,464)	827,108

Comprehensive income:
Net income	—	—	—	252,358	—	—	252,358
Reclassification of deferred losses	—	—	—	—	1,510	—	1,510
Interest rate swap/cap agreements	—	—	—	—	743	—	743

Total comprehensive income	—	—	—	252,358	2,253	—	254,611
Amortization of share-based plans	415,787	4	15,406	—	—	—	15,410
Exercise of stock options	14,101	—	260	—	—	—	260
Employee stock purchases	3,365	—	203	—	—	—	203
Common stock offering, gross	10,952,381	110	761,081	—	—	—	761,191
Underwriting and offering costs	—	—	(14,706)	—	—	—	(14,706)
Distributions paid ($2.75) per share	—	—	—	(197,266)	—	—	(197,266)
Preferred dividends	—	—	—	(24,336)	—	—	(24,336)
Conversion of Operating Partnership Units	240,722	3	9,916	—	—	—	9,919
Change in accounting principle due to adoption of SFAS No. 123(R)	—	—	(15,464)	—	—	15,464	—
Reclassification upon adoption of SFAS No. 123(R)	—	—	6,000	—	—	—	6,000
Adjustment to reflect minority interest on a pro rata basis per period end ownership percentage of Operating Partnership Units	—	—	(96,089)	—	—	—	(96,089)

Balance December 31, 2006	71,567,908	$716	$1,717,498	$(178,249)	$2,340	$ —	$1,542,305

The accompanying notes are an integral part of these financial statements.

70     The Macerich Company

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the years ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net income available to common stockholders	$228,022	$52,588	$82,493
Preferred dividends	24,336	19,098	9,140

Net income	252,358	71,686	91,633

Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt	1,835	1,666	1,642
Gain on sale of assets	(38)	(1,253)	(473)
Discontinued operations gain on sale of assets	(204,863)	(277)	(7,568)
Depreciation and amortization	236,670	208,932	146,378
Amortization of net premium on mortgage notes payable	(11,835)	(10,193)	(805)
Amortization of share-based plans	9,607	8,286	6,236
Minority interest in Operating Partnership	42,821	12,450	19,870
Minority interest in consolidated joint ventures	4,101	600	184
Equity in income of unconsolidated joint ventures	(86,053)	(76,303)	(54,881)
Distributions of income from unconsolidated joint ventures	4,106	9,010	12,728
Changes in assets and liabilities, net of acquisitions and dispositions:
Tenant receivables, net	(22,319)	(6,400)	(951)
Other assets	8,303	31,517	(12,162)
Accounts payable and accrued expenses	(14,000)	5,181	(3,678)
Due from affiliates	(24)	(14,276)	1,904
Other accrued liabilities	(8,819)	(5,330)	13,140

Net cash provided by operating activities	211,850	235,296	213,197

Cash flows from investing activities:
Acquisitions of property, development, redevelopment and property improvements	(822,903)	(171,842)	(538,529)
Issuance of note receivable	(10,000)	—	—
Purchase of marketable securities	(30,307)	—	—
Maturities of marketable securities	444	—	—
Deferred leasing costs	(29,688)	(21,837)	(16,822)
Distributions from unconsolidated joint ventures	187,269	155,537	80,303
Contributions to unconsolidated joint ventures	(31,499)	(101,429)	(78,451)
Repayments of loans to unconsolidated joint ventures	707	5,228	22,594
Proceeds from sale of assets	610,578	6,945	46,630
Restricted cash	(1,337)	(4,550)	(5,547)

Net cash used in investing activities	(126,736)	(131,948)	(489,822)

Cash flows from financing activities:
Proceeds from mortgages and bank and other notes payable	1,912,179	483,127	770,306
Payments on mortgages and bank and other notes payable	(2,329,827)	(286,369)	(276,003)
Deferred financing costs	(6,886)	(4,141)	(8,723)
Proceeds from share-based plans	463	4,597	9,514
Net proceeds from stock offering	746,805	—	—
Dividends and distributions	(269,419)	(202,078)	(177,717)
Dividends to preferred stockholders/preferred unit holders	(24,107)	(15,485)	(8,994)

Net cash provided by (used in) financing activities	29,208	(20,349)	308,383

Net increase in cash	114,322	82,999	31,758
Cash and cash equivalents, beginning of period	155,113	72,114	40,356

Cash and cash equivalents, end of period	$269,435	$155,113	$72,114

Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$282,987	$244,474	$140,552

Non-cash transactions:
Reclassification from other accrued liabilities to additional paid-in capital upon adoption of SFAS No. 123(R)	$6,000	$ —	$ —

Acquisition of property by issuance of bank notes payable	$ —	$1,198,503	$ —

Acquisition of property by assumption of mortgage notes payable	$ —	$809,542	$54,023

Acquisition of property by issuance of convertible preferred units and common units	$ —	$241,103	$ —

Development costs included in accounts payable and other accrued liabilities	$25,754	$9,697	$8,300

The accompanying notes are an integral part of these financial statements.

The Macerich Company    71

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

1.    Organization:

The Macerich Company (the "Company") is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community shopping centers (the "Centers") located throughout the United States.

The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of December 31, 2006, the Company is the sole general partner of and assuming conversion of the preferred units holds an 84% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The interests in the Operating Partnership are known as OP Units. OP Units not held by the Company are redeemable, subject to certain restrictions, on a one-for-one basis for the Company's common stock or cash at the Company's option.

The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. The 16% limited partnership interest of the Operating Partnership not owned by the Company is reflected in these financial statements as minority interest.

The property management, leasing and redevelopment of the Company's portfolio is provided by the Company's management companies, Macerich Property Management Company, LLC, ("MPMC, LLC") a single member Delaware limited liability company, Macerich Management Company ("MMC"), a California corporation, Westcor Partners, L.L.C., a single member Arizona limited liability company, Macerich Westcor Management LLC, a single member Delaware limited liability company and Westcor Partners of Colorado, LLC, a Colorado limited liability company. As part of the Wilmorite closing (See Note 12 —Acquisitions), the Company acquired MACW Mall Management, Inc., a New York corporation and MACW Property Management, LLC, a New York single member limited liability company. These two management companies are collectively referred to herein as the "Wilmorite Management Companies." The three Westcor management companies are collectively referred to herein as the "Westcor Management Companies." All seven of the management companies are collectively referred to herein as the "Management Companies."

2.    Summary of Significant Accounting Policies:

Basis of Presentation:

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America. The accompanying consolidated financial statements include the accounts of the Company and the Operating Partnership. Investments in entities that are controlled by the Company or meet the definition of a variable interest entity in which an enterprise absorbs the majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity are consolidated; otherwise they are accounted for under the equity method and are reflected as "Investments in Unconsolidated Joint Ventures". All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

72     The Macerich Company

Cash and Cash Equivalents:

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents, for which cost approximates fair value. Restricted cash includes impounds of property taxes and other capital reserves required under the loan agreements.

Tenant Receivables:

Included in tenant receivables are allowances for doubtful accounts of $2,700 and $4,588 at December 31, 2006 and 2005, respectively. Also included in tenant receivables are accrued percentage rents of $11,086 and $11,423 at December 31, 2006 and 2005, respectively.

Revenues:

Minimum rental revenues are recognized on a straight-line basis over the term of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight-lining of rent adjustment." Rental income was increased by $7,759, $6,703 and $1,037 due to the straight-lining of rent adjustment during the years ended December 31, 2006, 2005 and 2004, respectively. Percentage rents are recognized and accrued when tenants' specified sales targets have been met.

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

Property:

Costs related to the development, redevelopment, construction and improvement of properties are capitalized. Interest incurred on development, redevelopment and construction projects is capitalized until construction is substantially complete.

Maintenance and repairs expenses are charged to operations as incurred. Costs for major replacements and betterments, which includes HVAC equipment, roofs, parking lots, etc., are capitalized and depreciated over their estimated useful lives. Gains and losses are recognized upon disposal or retirement of the related assets and are reflected in earnings.

The Macerich Company    73

Property is recorded at cost and is depreciated using a straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	5-40 years
Tenant improvements	5-7 years
Equipment and furnishings	5-7 years

Acquisitions:

The Company accounts for all acquisitions in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." The Company will first determine the value of the land and buildings utilizing an "as if vacant" methodology. The Company will then assign a fair value to any debt assumed at acquisition. The balance of the purchase price will be allocated to tenant improvements and identifiable intangible assets or liabilities. Tenant improvements represent the tangible assets associated with the existing leases valued on a fair market value basis at the acquisition date prorated over the remaining lease terms. The tenant improvements are classified as an asset under real estate investments and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases which come in three forms: (i) leasing commissions and legal costs, which represent the value associated with "cost avoidance" of acquiring in-place leases, such as lease commissions paid under terms generally experienced in the Company's markets; (ii) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the "assumed vacant" property to the occupancy level when purchased; and (iii) above or below market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks. Leasing commissions and legal costs are recorded in deferred charges and other assets and are amortized over the remaining lease terms. The value of in-place leases are recorded in deferred charges and other assets and amortized over the remaining lease terms plus an estimate of renewal of the acquired leases. Above or below market leases are classified in deferred charges and other assets or in other accrued liabilities, depending on whether the contractual terms are above or below market, and the asset or liability is amortized to rental revenue over the remaining terms of the leases.

When the Company acquires real estate properties, the Company allocates the purchase price to the components of these acquisitions using relative fair values computed using its estimates and assumptions. These estimates and assumptions impact the amount of costs allocated between various components as well as the amount of costs assigned to individual properties in multiple property acquisitions. These allocations also impact depreciation expense and gains or losses recorded on future sales of properties. Generally, the Company engages a valuation firm to assist with these allocations.

74     The Macerich Company

Marketable Securities:

The Company accounts for its investments in marketable securities as held-to-maturity debt securities under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as the Company has the intent and the ability to hold these securities until maturity. Accordingly, investments in marketable securities are carried at their amortized cost. The discount on marketable securities is amortized into interest income on a straight-line basis over the term of the notes, which approximates the effective interest method.

Deferred Charges:

Costs relating to obtaining tenant leases are deferred and amortized over the initial term of the agreement using the straight-line method. Costs relating to financing of shopping center properties are deferred and amortized over the life of the related loan using the straight-line method, which approximates the effective interest method. In-place lease values are amortized over the remaining lease term plus an estimate of renewal. Leasing commissions and legal costs are amortized on a straight-line basis over the individual lease years.

The range of the terms of the agreements is as follows:

Deferred lease costs	1-15 years
Deferred financing costs	1-15 years
In-place lease values	Remaining lease term plus an estimate for renewal
Leasing commissions and legal costs	5-10 years

Accounting for the Impairment or Disposal of Long-Lived Assets:

The Company assesses whether there has been impairment in the value of its long-lived assets by considering expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenants' ability to perform their duties and pay rent under the terms of the leases. The determination of recoverability is made based upon the estimated undiscounted future net cash flows, excluding interest expense. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by an undiscounted cash flows analysis, with the carrying value of the related assets. Long-lived assets classified as held for sale are measured at the lower of the carrying amount or fair value less cost to sell. Management does not believe impairment has occurred in its net property carrying values at December 31, 2006 or 2005.

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

The Macerich Company    75

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

No Center or tenant generated more than 10% of total revenues during 2006, 2005 or 2004.

The Limited represented 3.5%, 4.1% and 3.6% of total minimum rents in place as of December 31, 2006, 2005 and 2004, respectively, and no other retailer represented more than 2.9%, 3.6% and 3.2% of total minimum rents as of December 31, 2006, 2005 and 2004, respectively.

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

Recent Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised), "Share-Based Payment." SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. The Company adopted this statement as of January 1, 2006. See Note 16 —Share-Based Plans, for the impact of the adoption of SFAS No. 123(R) on the results of operations.

In March 2005, FASB issued Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations —an interpretation of SFAS No. 143." FIN 47, requires that a liability be recognized for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. As a result of the Company's adoption of FIN 47, the Company recorded an additional liability of $615 in 2005. As of December 31, 2006 and 2005, the Company's liability for retirement obligations was $414 and $1,163, respectively.

76     The Macerich Company

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments —An Amendment of FASB Statements No. 133 and 140." This statement amended SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement also established a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. The Company is required to adopt SFAS No. 155 for fiscal year 2007 and does not expect its adoption to have a material effect on the Company's results of operations or financial condition.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes —an interpretation of FASB Statement No. 109" ("FIN 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of previously recognized income tax benefits, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has concluded that the adoption of FIN 48 will not have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company is required to adopt SFAS No. 157 for fiscal year 2008 and does not expect its adoption to have a material effect on the Company's results of operations or financial condition.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108. SAB No. 108 establishes a framework for quantifying materiality of financial statement misstatements. SAB No. 108 is effective for fiscal years ending after November 16, 2006. The adoption of SAB No. 108 did not have a material impact on the Company's consolidated results of operations or financial condition.

3.    Earnings per Share ("EPS"):

The computation of basic earnings per share is based on net income and the weighted average number of common shares outstanding for the years ended December 31, 2006, 2005 and 2004. The computation of diluted earnings per share includes the effect of dilutive securities calculated using the treasury stock method. The OP Units not held by the Company have been included in the diluted EPS calculation since they may be redeemable on a one-for-one basis, at the Company's option.

The Macerich Company    77

The following table reconciles the basic and diluted earnings per share calculation for the years ended December 31:

	2006			2005			2004
	Net Income	Shares	Per Share	Net Income	Shares	Per Share	Net Income	Shares	Per Share

Net income	$252,358			$71,686			$91,633
Less: Preferred dividends(1)	24,336			19,098			9,140

Basic EPS:
Net income available to common stockholders	228,022	70,826	$3.22	52,588	59,279	$0.89	82,493	58,537	$1.41
Diluted EPS:
Conversion of OP units	42,821	13,312		12,450	13,971		19,870	14,178
Employee stock options	—	293		—	323		—	384
Convertible preferred stock(2)	10,083	3,627		—	—		—	—

Net income available to common stockholders	$280,926	88,058	$3.19	$65,038	73,573	$0.88	$102,363	73,099	$1.40

(1)
Preferred dividends include convertible preferred unit dividends of $14,253 and $9,449 for the years ended December 31, 2006 and 2005, respectively (See Note 12 —Acquisitions).

(2)
The preferred stock (See Note 21 —Cumulative Convertible Redeemable Preferred Stock) can be converted on a one-for-one basis for common stock. The convertible preferred stock was dilutive to net income in 2006 and antidilutive for 2005 and 2004.

The minority interest of the Operating Partnership as reflected in the Company's consolidated statements of operations has been allocated for EPS calculations as follows for the years ended December 31:

	2006	2005	2004

Income from continuing operations	$8,634	$9,756	$15,597
Discontinued operations:
Gain on sale of assets	32,390	53	1,475
Income from discontinued operations	1,797	2,641	2,798

Total	$42,821	$12,450	$19,870

78     The Macerich Company

4.    Investments in Unconsolidated Joint Ventures:

The following are the Company's investments in various joint ventures or properties jointly owned with third parties. The Operating Partnership's interest in each joint venture as of December 31, 2006 is as follows:

Joint Venture	Partnership's Ownership %(1)

Biltmore Shopping Center Partners LLC	50.0%
Camelback Colonnade SPE LLC	75.0%
Chandler Festival SPE, LLC	50.0%
Chandler Gateway SPE LLC	50.0%
Chandler Village Center, LLC	50.0%
Coolidge Holding LLC	37.5%
Corte Madera Village, LLC	50.1%
Desert Sky Mall —Tenants in Common	50.0%
East Mesa Land, L.L.C.	50.0%
East Mesa Mall, L.L.C. —Superstition Springs Center	33.3%
Jaren Associates #4	12.5%
Kierland Tower Lofts, LLC	15.0%
Macerich Northwestern Associates	50.0%
MetroRising AMS Holding LLC	15.0%
New River Associates —Arrowhead Towne Center	33.3%
NorthPark Land Partners, LP	50.0%
NorthPark Partners, LP	50.0%
Pacific Premier Retail Trust	51.0%
PHXAZ/Kierland Commons, L.L.C.	24.5%
Propcor Associates	25.0%
Propcor II Associates, LLC —Boulevard Shops	50.0%
SanTan Village Phase 2 LLC	34.9%
Scottsdale Fashion Square Partnership	50.0%
SDG Macerich Properties, L.P.	50.0%
The Market at Estrella Falls LLC	35.1%
Tysons Corner Holdings LLC	50.0%
Tysons Corner LLC	50.0%
Tysons Corner Property Holdings II LLC	50.0%
Tysons Corner Property Holdings LLC	50.0%
Tysons Corner Property LLC	50.0%
W.M. Inland, L.L.C.	50.0%
West Acres Development, LLP	19.0%
Westcor/Gilbert, L.L.C.	50.0%
Westcor/Goodyear, L.L.C.	50.0%
Westcor/Queen Creek Commercial LLC	37.6%
Westcor/Queen Creek LLC	37.6%
Westcor/Queen Creek Medical LLC	37.6%

The Macerich Company    79

Westcor/Queen Creek Residential LLC	37.5%
Westcor/Surprise Auto Park LLC	33.3%
Westcor/Surprise LLC	33.3%
Westlinc Associates —Hilton Village	50.0%
Westpen Associates	50.0%
WM Ridgmar, L.P.	50.0%

(1)
The Operating Partnership's ownership interest in this table reflects its legal ownership interest but may not reflect its economic interest since each joint venture has various agreements regarding cash flow, profits and losses, allocations, capital requirements and other matters.

The Company accounts for its investments in joint ventures using the equity method of accounting unless the Company has a controlling interest in the joint venture or is the primary beneficiary in a variable interest entity. Although the Company has a greater than 50% interest in Pacific Premier Retail Trust, Camelback Colonnade SPE LLC and Corte Madera Village, LLC, the Company shares management control with the partners in these joint ventures and accounts for these joint ventures using the equity method of accounting.

The Company has acquired the following investments in unconsolidated joint ventures during the years ended December 31, 2006, 2005 and 2004:

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

On May 11, 2004, the Company acquired an ownership interest in NorthPark Center, a 2.0 million square foot regional mall in Dallas, Texas. The Company's initial investment in the property was $30,005 which was funded by borrowings under the Company's line of credit. In addition, the Company assumed a pro rata share of debt of $86,599 and funded an additional $45,000 post-closing. The results of NorthPark Center are included below for the period subsequent to its date of acquisition.

On January 11, 2005, the Company became a 15% owner in a joint venture that acquired Metrocenter Mall, a 1.3 million square foot super-regional mall in Phoenix, Arizona. The total purchase price was $160,000 and concurrently with the acquisition, the joint venture placed a $112,000 floating rate loan on the property. The

80     The Macerich Company

Company's share of the purchase price, net of the debt, was $7,200 which was funded by cash and borrowings under the Company's line of credit. The results of Metrocenter Mall are included below for the period subsequent to its date of acquisition.

On January 21, 2005, the Company formed a 50/50 joint venture with a private investment company. The joint venture acquired a 49% interest in Kierland Commons, a 438,721 square foot mixed use center in Phoenix, Arizona. The joint venture's purchase price for the interest in the center was $49,000. The Company assumed its share of the underlying property debt and funded the remainder of its share of the purchase price by cash and borrowings under the Company's line of credit. The results of Kierland Commons are included below for the period subsequent to its date of acquisition.

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

On April 25, 2005, as part of the Wilmorite acquisition (See Note 12 —Acquisitions), the Company became a 50% joint venture partner in Tyson's Corner Center, a 2.2 million square foot super-regional mall in McLean, Virginia. The results of Tyson's Corner Center are included below for the period subsequent to its date of acquisition.

Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.

The Macerich Company    81

Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures as of December 31:

	2006	2005

Assets(1):
Properties, net	$4,251,765	$4,127,540
Other assets	429,028	333,022

Total assets	$4,680,793	$4,460,562

Liabilities and partners' capital(1):
Mortgage notes payable(2)	$3,515,154	$3,077,018
Other liabilities	140,889	169,253
The Company's capital(3)	559,172	618,803
Outside partners' capital	465,578	595,488

Total liabilities and partners' capital	$4,680,793	$4,460,562

(1)
These amounts include the assets and liabilities of the following joint ventures as of December 31, 2006:

	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Tysons Corner LLC

Total Assets	$924,720	$1,027,132	$644,545
Total Liabilities	$823,327	$848,070	$371,360

  These amounts include the assets and liabilities of the following joint ventures as of December 31, 2005:

	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Tysons Corner LLC

Total Assets	$939,426	$1,025,714	$647,798
Total Liabilities	$655,191	$852,574	$377,599
(2)
Certain joint ventures have debt that could become recourse debt to the Company should the joint venture be unable to discharge the obligations of the related debt. As of December 31, 2006 and 2005, a total of $8,570 and $21,630 could become recourse debt to the Company, respectively.

82     The Macerich Company

(3)
The Company's investment in joint ventures is $451,208 and $456,818 more than the underlying equity as reflected in the joint ventures financial statements as of December 31, 2006 and 2005, respectively. This represents the difference between the cost of an investment and the book value of the underlying equity of the joint venture. The Company is amortizing this difference into income on a straight-line basis, consistent with the depreciable lives on property (See "Note 2 —Summary of Significant Accounting Policies"). The amortization of this difference was $14,847, $14,326 and $13,758 for the years ended December 31, 2006, 2005 and 2004, respectively.

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Tysons Corner LLC	Other Joint Ventures	Total

Year ended December 31, 2006
Revenues:
Minimum rents	$97,843	$124,103	$59,580	$225,000	$506,526
Percentage rents	4,855	7,611	2,107	21,850	36,423
Tenant recoveries	51,480	48,739	28,513	107,288	236,020
Other	3,437	4,166	2,051	22,876	32,530

Total revenues	157,615	184,619	92,251	377,014	811,499

Expenses:
Shopping center and operating expenses	62,770	51,441	25,557	128,498	268,266
Interest expense	44,393	50,981	16,995	90,064	202,433
Depreciation and amortization	28,058	29,554	20,478	78,071	156,161

Total operating expenses	135,221	131,976	63,030	296,633	626,860

Gain on sale of assets	—	—	—	1,742	1,742

Net income	$22,394	$52,643	$29,221	$82,123	$186,381

Company's equity in net income	$11,197	$26,802	$14,610	$33,444	$86,053

The Macerich Company    83

	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Tysons Corner LLC	Other Joint Ventures	Total

Year ended December 31, 2005
Revenues:
Minimum rents	$96,509	$116,421	$34,218	$181,857	$429,005
Percentage rents	4,783	7,171	1,479	15,089	28,522
Tenant recoveries	50,381	42,455	15,774	82,723	191,333
Other	3,753	3,852	817	17,916	26,338

Total revenues	155,426	169,899	52,288	297,585	675,198

Expenses:
Shopping center and operating expenses	62,466	46,682	15,395	102,298	226,841
Interest expense	34,758	49,476	9,388	69,346	162,968
Depreciation and amortization	27,128	27,567	9,986	61,955	126,636

Total operating expenses	124,352	123,725	34,769	233,599	516,445

Gain on sale of assets	—	—	—	15,517	15,517
Loss on early extinguishment of debt	—	(13)	—	—	(13)

Net income	$31,074	$46,161	$17,519	$79,503	$174,257

Company's equity in net income	$15,537	$23,583	$4,994	$32,189	$76,303

84     The Macerich Company

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Other Joint Ventures	Total

Year Ended December 31, 2004
Revenues:
Minimum rents	$94,243	$111,303	$148,538	$354,084
Percentage rents	5,377	6,711	11,286	23,374
Tenant recoveries	50,698	42,660	66,410	159,768
Other	2,223	2,893	10,113	15,229

Total revenues	152,541	163,567	236,347	552,455

Expenses:
Shopping center and operating expenses	62,209	47,984	84,338	194,531
Interest expense	29,923	46,212	60,970	137,105
Depreciation and amortization	27,410	26,009	43,877	97,296

Total operating expenses	119,542	120,205	189,185	428,932

(Loss) gain on sale or write-down of assets	—	(11)	10,046	10,035
Loss on early extinguishment of debt	—	(1,036)	—	(1,036)

Net income	$32,999	$42,315	$57,208	$132,522

Company's equity in net income	$16,499	$21,563	$16,819	$54,881

Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company. Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life ("NML") of $132,170 and $137,954 as of December 31, 2006 and 2005 respectively. NML is considered a related party because they are a joint venture partner with the Company in Macerich Northwestern Associates. Interest expense incurred on these borrowings amounted to $9,082, $9,422 and $9,814 for the years ended December 31, 2006, 2005 and 2004, respectively.

5.    Derivative Instruments and Hedging Activities

The Company recognizes all derivatives in the consolidated financial statements and measures the derivatives at fair value. The Company uses derivative financial instruments in the normal course of business to manage or reduce its exposure to adverse fluctuations in interest rates. The Company designs its hedges to be effective in reducing the risk exposure that they are designated to hedge. Any instrument that meets the cash flow hedging criteria in SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," is formally designated as a

The Macerich Company    85

cash flow hedge at the inception of the derivative contract. On an ongoing quarterly basis, the Company adjusts its balance sheet to reflect the current fair value of its derivatives. To the extent they are effective, changes in fair value of derivatives are recorded in comprehensive income. Ineffective portions, if any, are included in net income. No ineffectiveness was recorded in net income during the years ended December 31, 2006, 2005 or 2004. If any derivative instrument used for risk management does not meet the hedging criteria, it is marked-to-market each period in the consolidated statements of operations. As of December 31, 2006, five of the Company's derivative instruments were not designated as cash flow hedges. Changes in the market value of these derivative instruments will be recorded in the consolidated statements of operations.

As of December 31, 2006 and 2005, the Company had $1,252 and $2,762, respectively, reflected in other comprehensive income related to treasury rate locks settled in prior years. The Company reclassified $1,510, $1,351 and $1,351 for the years ended December 31, 2006, 2005 and 2004, respectively, related to treasury rate lock transactions settled in prior years from accumulated other comprehensive income to earnings. It is anticipated that the remaining $1,252 will be reclassified during the following year.

Interest rate swap and cap agreements are purchased by the Company from third parties to manage the risk of interest rate changes on some of the Company's floating rate debt. Payments received as a result of these agreements are recorded as a reduction of interest expense. The fair value of the instrument is included in deferred charges and other assets if the fair value is an asset or in other accrued liabilities if the fair value is a deficit. The Company recorded other comprehensive income (loss) of $743, ($2,356) and $2,076 related to the marking-to-market of interest rate swap/cap agreements for the years ended December 31, 2006, 2005 and 2004, respectively. The amount expected to be reclassified to interest expense in the next 12 months will be immaterial.

6.    Property:

Property at December 31, 2006 and 2005 consists of the following:

	2006	2005

Land	$1,147,464	$1,095,180
Building improvements	4,743,960	4,604,803
Tenant improvements	231,210	222,619
Equipment and furnishings	82,456	75,836
Construction in progress	294,115	162,157

	6,499,205	6,160,595
Less accumulated depreciation	(743,922)	(722,099)

	$5,755,283	$5,438,496

86     The Macerich Company

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $171,015, $148,116 and $104,431, respectively.

The Company recognized a loss on the sale of equipment and furnishings of $600 and $55 during the years ended December 31, 2006 and 2005, respectively. In addition, the Company recognized a gain on the sale of land of $638, $1,308 and $473 during the years ended December 31, 2006, 2005 and 2004, respectively.

The above schedule also includes the properties purchased in connection with the acquisition of Wilmorite, Valley River Center, Federated stores and Deptford Mall (See Note 12—Acquisitions).

7.    Marketable Securities:

Marketable Securities at December 31, 2006 and 2005 consists of the following:

	2006	2005

Government debt securities, at par value	$31,866	—
Less discount	(1,847)	—

	30,019	—
Unrealized gain	514	—

Fair value	$30,533	—

Future contractual maturities of marketable securities are as follows:
1 year or less	$1,322
1 to 5 years	5,397
5 to 10 year	25,147

	$31,866

The proceeds from maturities and interest receipts from the marketable securities are restricted to the service of the $28,281 note on which the Company remains obligated following the sale of Greeley Mall in July 2006 (See Note 10—Bank and Other Notes Payable).

The Macerich Company    87

8.    Deferred Charges And Other Assets:

Deferred charges and other assets at December 31, 2006 and 2005 consist of the following:

	2006	2005

Leasing	$115,657	$117,060
Financing	40,906	39,323
Intangible assets resulting from SFAS No. 141 allocations(1):
In-place lease values	207,023	218,488
Leasing commissions and legal costs	36,177	36,732

	399,763	411,603
Less accumulated amortization(2)	(171,073)	(142,747)

	228,690	268,856
Other assets	79,135	91,361

	$307,825	$360,217

(1)
The estimated amortization of these intangibles for the next five years and subsequent is as follows:

Year ending December 31,

2007	$24,422
2008	20,235
2009	17,024
2010	14,305
2011	11,980
Thereafter	69,062

$157,028

(2)
Accumulated amortization includes $86,172 and $64,396 relating to intangibles resulting from SFAS No. 141 allocations at December 31, 2006 and 2005, respectively.

Additionally, as it relates to SFAS No. 141, a deferred credit is recorded in "Other accrued liabilities" of the Company representing the allocated value to below market leases of $150,300, less accumulated amortization of $77,261 and $66,059, as of December 31, 2006 and 2005, respectively. Included in "Other assets" of the Company is an allocated value of above market leases of $64,718, less accumulated amortization of $36,058 and $34,159, as of December 31, 2006 and 2005, respectively. Accordingly, the allocated values of below and above

88     The Macerich Company

market leases will be amortized into minimum rents on a straight-line basis over the individual remaining lease terms. The estimated amortization of these values for the next five years and subsequent years is as follows:

Year ending December 31,	Below Market	Above Market

2007	$15,730	$6,785
2008	13,141	5,721
2009	10,765	4,838
2010	8,977	3,559
2011	6,634	2,520
Thereafter	17,792	7,136

	$73,039	$30,559

The Macerich Company    89

9.    Mortgage Notes Payable:

Mortgage notes payable at December 31, 2006 and 2005 consist of the following:

	Carrying Amount of Mortgage Notes(a)
	2006		2005
						Monthly Payment Term(b)
Property Pledged as Collateral	Other	Related Party	Other	Related Party	Interest Rate		Maturity Date

Borgata	$14,885	$ —	$15,422	$ —	5.39%	$115	2007
Capitola Mall	—	40,999	—	42,573	7.13%	380	2011
Carmel Plaza	26,674	—	27,064	—	8.18%	202	2009
Casa Grande(c)	7,304	—	—	—	6.75%	41	2009
Chandler Fashion Center	172,904		175,853	—	5.48%	1,043	2012
Chesterfield Towne Center(d)	57,155	—	58,483	—	9.07%	548	2024
Citadel, The(e)	—	—	64,069	—	7.20%	—	—
Crossroads Mall(f)	—	—	—	—	6.26%	—	—
Danbury Fair Mall	182,877	—	189,137	—	4.64%	1,225	2011
Deptford Mall(g)	100,000	—	—	—	5.44%	453	2013
Eastview Commons	9,117	—	9,411	—	5.46%	66	2010
Eastview Mall	102,873	—	104,654	—	5.10%	592	2014
Fiesta Mall	84,000	—	84,000	—	4.88%	346	2015
Flagstaff Mall	37,000	—	37,000	—	4.97%	155	2015
FlatIron Crossing	191,046	—	194,188	—	5.23%	1,102	2013
Freehold Raceway Mall	183,505	—	189,161	—	4.68%	1,184	2011
Fresno Fashion Fair	64,595	—	65,535	—	6.52%	437	2008
Great Northern Mall	40,947	—	41,575	—	5.19%	224	2013
Greece Ridge Center(h)	72,000	—	72,012	—	6.00%	360	2007
Greeley Mall(i)	—	—	28,849	—	6.18%	—	—
La Cumbre Plaza(j)	30,000	—	30,000	—	6.23%	156	2007
La Encantada(k)	51,000	—	45,905	—	7.08%	301	2008
Marketplace Mall	40,473	—	41,545	—	5.30%	267	2017
Northridge Mall(l)	82,514	—	83,840	—	4.84%	453	2009
Northwest Arkansas Mall(e)	—	—	54,442	—	7.33%	—	—
Oaks, The(m)	92,000	—	108,000		6.05%	464	2007
Pacific View	90,231	—	91,512		7.16%	648	2011
Panorama Mall(n)	50,000	—	32,250	—	6.23%	259	2010
Paradise Valley Mall(o)	74,990	—	76,930	—	5.39%	506	2007
Paradise Valley Mall	22,154	—	23,033	—	5.89%	183	2009
Pittsford Plaza	25,278	—	25,930	—	5.02%	160	2013
Prescott Gateway(p)	60,000	—	35,280	—	5.78%	289	2011
Paradise Village Ground Leases(q)	—	—	7,190	—	5.39%	—	—
Queens Center	92,039	—	93,461	—	6.88%	633	2009
Queens Center	110,313	110,312	111,958	111,958	7.00%	1,501	2013
Rimrock Mall	43,452	—	44,032	—	7.45%	320	2011
Rotterdam Square(r)	—	—	9,786	—	6.00%	—	—
Salisbury, Center at(s)	115,000	—	79,875	—	5.79%	554	2016
Santa Monica Place	80,073	—	81,052	—	7.70%	606	2010
Scottsdale/101(t)	—	—	56,000	—	6.05%	262	—
Shoppingtown Mall	46,217	—	47,752	—	5.01%	319	2011
South Plains Mall	59,681	—	60,561	—	8.22%	454	2009
South Towne Center	64,000	—	64,000	—	6.61%	357	2008
Towne Mall	15,291	—	15,724	—	4.99%	101	2012
Twenty Ninth Street(u)	94,080	—	—	—	6.67%	523	2007
Valley River Center(v)	100,000	—	—	—	5.58%	465	2016
Valley View Center	125,000	—	125,000	—	5.72%	596	2011
Victor Valley, Mall of	52,429	—	53,601	—	4.60%	304	2008
Village Center(w)	—	—	6,877	—	5.39%	—	—
Village Fair North	11,210	—	11,524	—	5.89%	82	2008
Village Plaza(x)	—	—	5,024	—	5.39%	—	—
Vintage Faire Mall	65,363	—	66,266	—	7.89%	508	2010
Westside Pavilion	93,513	—	94,895	—	6.67%	628	2008
Wilton Mall	46,604	—	48,541	—	4.79%	349	2009

	$3,179,787	$151,311	$3,088,199	$154,531

90     The Macerich Company

(a)
The mortgage notes payable balances include the unamortized debt premiums (discount). Debt premiums (discount) represent the excess (deficiency) of the fair value of debt over (under) the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The interest rate represents the effective interest rate, including the debt premium (discount).

  Debt premiums (discounts) as of December 31, 2006 and 2005 consist of the following:

Property Pledged as Collateral	2006	2005

Borgata	$245	$538
Danbury Fair Mall	17,634	21,862
Eastview Commons	776	979
Eastview Mall	2,018	2,300
Freehold Raceway Mall	15,806	19,239
Great Northern Mall	(191)	(218)
Marketplace Mall	1,813	1,976
Paradise Valley Mall	2	789
Paradise Valley Mall	685	978
Pittsford Plaza	1,025	1,192
Paradise Village Ground Leases	—	30
Rotterdam Square	—	110
Shoppingtown Mall	4,813	5,896
Towne Mall	558	652
Victor Valley, Mall of	377	699
Village Center	—	35
Village Fair North	146	243
Village Plaza	—	130
Wilton Mall	4,195	5,661

	$49,902	$63,091

(b)
This represents the monthly payment of principal and interest.

(c)
On August 16, 2006, the Company placed a construction note payable on the property for up to $110,000, which bears interest at LIBOR plus a spread of 1.20% to 1.40% depending on certain conditions. The loan matures in August 2009, with two one-year extension options. At December 31, 2006, the total interest rate was 6.75%.

(d)
In addition to monthly principal and interest payments, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property's gross receipts exceeds a base amount. Contingent interest expense recognized by the Company was $576, $696 and $658 for the years ended December 31, 2006, 2005 and 2004, respectively.

(e)
These loans were paid off in full on December 29, 2006 concurrent with the sale of the property (See Note 13—Discontinued Operations).

(f)
On July 20, 2006, the Company placed a $61,200 loan that bears interest at 6.26% and was set to mature in August 2016. The loan was assumed by a third party concurrent with sale of the property on December 29, 2006 (See Note 13—Discontinued Operations).

(g)
On December 7, 2006, the Company placed an interest only $100,000 loan that bears interest at 5.44% and matures in January 2013. The loan provides for additional borrowings of up to $72,500 during the one-year period ending December 7, 2007, subject to certain conditions.

(h)
The floating rate loan bears interest at LIBOR plus 0.65%. The Company has stepped interest rate cap agreements over the term of the loan that effectively prevent LIBOR from exceeding 7.95%. At December 31, 2006 and 2005, the total interest rate was 6.0% and 5.02%, respectively.

The Macerich Company    91

(i)
The loan is no longer collateralized by the Greeley Mall. In conjunction with the defeasance described in Note 10 —Bank and Other Notes Payable, this loan is now classified as a note payable.

(j)
The floating rate loan bears interest at LIBOR plus 0.88% that matures on August 9, 2007 with two one-year extensions through August 9, 2009. The Company has an interest rate cap agreement over the loan term which effectively prevents LIBOR from exceeding 7.12%. At December 31, 2006 and 2005, the total interest rate was 6.23% and 5.25%, respectively.

(k)
This represents a construction loan that bore interest at LIBOR plus 2.0%. On January 6, 2006, the Company modified the loan to reduce the interest rate to LIBOR plus 1.75% with the opportunity for further reduction upon satisfaction of certain conditions to LIBOR plus 1.50%. The maturity was extended to August 1, 2008 with two extension options of eighteen and twelve months, respectively. At December 31, 2006 and 2005, the total interest rate was 7.08% and 6.39%, respectively.

(l)
The loan bore interest at LIBOR plus 2.0% for six months and then converted at January 1, 2005 to a fixed rate loan at 4.94%. The effective interest rate over the entire term is 4.84%.

(m)
Concurrent with the acquisition of the property, the Company placed a $108,000 loan bearing interest at LIBOR plus 1.15% and maturing July 1, 2004 with three consecutive one-year options. $92,000 of the loan was at LIBOR plus 0.7% and $16,000 was at LIBOR plus 3.75%. The Company extended the loan maturity to July 2007. In May 2006, the Company paid off $16,000 of the loan. On February 2, 2007, the Company paid off the remaining $92,000 loan balance. The Company had an interest rate cap agreement over the loan term which effectively prevented LIBOR from exceeding 7.10%. At December 31, 2006 and 2005, the total interest rate was 6.05% and 5.25%, respectively.

(n)
On February 15, 2006, the Company paid off the existing $32,250 floating rate loan that bore interest at LIBOR plus 1.65% and replaced it with a $50,000 floating rate loan that bears interest at LIBOR plus 0.85% and matures in February 2010. There is an interest rate cap agreement on the new loan which effectively prevents LIBOR from exceeding 6.65%. At December 31, 2006 and 2005, the total interest rate was 6.23% and 4.90%, respectively.

(o)
This loan was paid off in full on January 2, 2007.

(p)
On November 14, 2006, the Company paid off the existing $35,280 floating rate loan and replaced it with a $60,000 fixed rate loan that bears interest of 5.78% and matures in December 2011. At December 31, 2006 and 2005, the total interest rate was 5.78% and 6.03%, respectively.

(q)
This loan was paid off in full on January 3, 2006.

(r)
This loan was paid off in full on September 1, 2006.

(s)
This floating rate loan bore interest at LIBOR plus 1.375% and was to mature on February 20, 2006. On April 19, 2006, the Company refinanced the loan on the property. The existing loan was replaced with a $115,000 loan bearing interest at 5.79% and maturing on May 1, 2016.

(t)
The loan was paid off in June 2006 concurrent with the sale of the property (See Note 13 —Discontinued Operations).

(u)
On June 7, 2006, the Company placed a construction note payable on the property for up to $115,000, which bears interest at LIBOR plus a spread of 1.1% to 1.25% depending on certain conditions. The loan matures in June 2007, with two one-year extension options. At December 31, 2006, the total interest rate was 6.67%.

(v)
Concurrent with the acquisition of this property, the Company placed a $100,000 loan that bears interest at 5.58% and matures on February 16, 2016. On January 23, 2007, the Company exercised an earn-out provision under the loan agreement and borrowed an additional $20,000 at a fixed rate of 5.64%.

92     The Macerich Company

(w)
The loan was paid off in on January 3, 2006.

(x)
This loan was paid off in full on August 1, 2006.

Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

Total interest expense capitalized during 2006, 2005 and 2004 was $14,927, $9,994 and $12,132, respectively.

Related party mortgage notes payable are amounts due to affiliates of NML. See Note 11 —Related Party Transactions, for interest expense associated with loans from NML.

The fair value of mortgage notes payable is estimated to be approximately $3,854,913 and $3,341,000, at December 31, 2006 and 2005, respectively, based on current interest rates for comparable loans.

The above debt matures as follows:

Year Ending December 31,	Amount

2007	$256,901
2008	468,556
2009	363,551
2010	185,370
2011	595,866
Thereafter	1,460,854

$3,331,098

10.    Bank and Other Notes Payable:

The Company had a $1,000,000 revolving line of credit that was set to mature on July 30, 2007 plus a one-year extension. On July 20, 2006, the Company amended and expanded the revolving line of credit to $1,500,000 and extended the maturity to April 25, 2010 with a one-year extension option. The interest rate, after amendment, fluctuated from LIBOR plus 1.0% to LIBOR plus 1.35% depending on the Company's overall leverage. In September 2006, the Company entered into an interest rate swap agreement that effectively fixed the interest rate on $400,000 of the outstanding balance of the line of credit at 6.23% until April 25, 2011. As of December 31, 2006 and 2005, borrowings outstanding were $934,500 and $863,000 at an average interest rate, net of the $400,000 swapped portion, of 6.60% and 5.93%, respectively.

The Macerich Company    93

On May 13, 2003, the Company issued $250,000 in unsecured notes maturing in May 2007 with a one-year extension option bearing interest at LIBOR plus 2.50%. The proceeds were used to pay down the Company's line of credit. At December 31, 2006 and 2005, $250,000 was outstanding at an interest rate of 6.94% and 6.0%, respectively. The Company had an interest rate swap agreement from November 2003 to October 13, 2005, which effectively fixed the LIBOR rate at 4.45%. On April 25, 2005, the Company modified the notes and reduced the interest rate from LIBOR plus 2.5% to LIBOR plus 1.5%.

On April 25, 2005, concurrent with the Wilmorite acquisition (See Note 12 —Acquisitions), the Company obtained a five-year, $450,000 term loan bearing interest at LIBOR plus 1.50% and a $650,000 acquisition loan which had a term of up to two years and bore interest initially at LIBOR plus 1.60%. In November 2005, the Company entered into an interest rate swap agreement that effectively fixed the interest rate of the $450,000 term loan at 6.30% from December 1, 2005 to April 25, 2010. At December 31, 2005, the entire term loan and $619,000 of the acquisition loan were outstanding with interest rates of 6.30% and 6.04%, respectively. On January 19, 2006, concurrent with a stock offering (See Note 20 —Stock Offering), the acquisition loan was paid off in full, resulting in a loss on early extinguishment of debt of $1,782. As of December 31, 2006, the entire term loan was outstanding with an interest rate of 6.30%.

On July 27, 2006, concurrent with the sale of Greeley Mall (See Note 13 —Discontinued Operations), the Company provided marketable securities to replace Greeley Mall as collateral for the mortgage note payable on the property. As a result of this transaction, the debt has been reclassified to bank and other notes payable. This note bears interest at 6.18% and matures in September 2013. As of December 31, 2006, the note had a balance outstanding of $28,281.

As of December 31, 2006 and 2005, the Company was in compliance with all applicable loan covenants.

11.    Related-Party Transactions:

Certain unconsolidated joint ventures have engaged the Management Companies to manage the operations of the Centers. Under these arrangements, the Management Companies are reimbursed for compensation paid to on-site employees, leasing agents and project managers at the Centers, as well as insurance costs and other

94     The Macerich Company

administrative expenses. The following are fees charged to unconsolidated joint ventures for the years ended December 31:

	2006	2005	2004

Management Fees
MMC	$10,520	$11,096	$9,678
Westcor Management Companies	6,812	6,163	5,008
Wilmorite Management Companies	1,551	747	—

	$18,883	$18,006	$14,686

Development and Leasing Fees
MMC	$704	$1,866	$868
Westcor Management Companies	5,136	2,295	2,296
Wilmorite Management Companies	79	772	—

	$5,919	$4,933	$3,164

Certain mortgage notes on the properties are held by NML (See Note 9 —Mortgage Notes Payable). Interest expense in connection with these notes was $10,860, $9,638 and $5,800 for the years ended December 31, 2006, 2005 and 2004, respectively. Included in accounts payable and accrued expenses is interest payable to these partners of $793 and $782 at December 31, 2006 and 2005, respectively.

As of December 31, 2006 and 2005, the Company had loans to unconsolidated joint ventures of $708 and $1,415, respectively. Interest income associated with these notes was $734, $452 and $426 for the years ended December 31, 2006, 2005 and 2004, respectively. These loans represent initial funds advanced to development stage projects prior to construction loan funding. Correspondingly, loan payables in the same amount have been accrued as an obligation by the various joint ventures.

Due from affiliates of $4,282 and $4,258 at December 31, 2006 and 2005, respectively, represents unreimbursed costs and fees due from unconsolidated joint ventures under management agreements.

Certain Company officers and affiliates have guaranteed mortgages of $21,750 at one of the Company's joint venture properties.

The Macerich Company    95

12.    Acquisitions:

The Company has completed the following acquisitions during the years ended December 31, 2006, 2005 and 2004:

Wilmorite:

On April 25, 2005, the Company and the Operating Partnership acquired Wilmorite Properties, Inc., a Delaware corporation ("Wilmorite") and Wilmorite Holdings, L.P., a Delaware limited partnership ("Wilmorite Holdings"). The results of Wilmorite and Wilmorite Holding's operations have been included in the Company's consolidated financial statements since that date. Wilmorite's portfolio included interests in 11 regional malls and two open-air community shopping centers with 13.4 million square feet of space located in Connecticut, New York, New Jersey, Kentucky and Virginia.

The total purchase price was approximately $2,333,333, plus adjustments for working capital, including the assumption of approximately $877,174 of existing debt with an average interest rate of 6.43% and the issuance of $212,668 of participating convertible preferred units ("PCPUs"), $21,501 of non-participating convertible preferred units and $5,815 of common units in Wilmorite Holdings. The balance of the consideration to the equity holders of Wilmorite and Wilmorite Holdings was paid in cash, which was provided primarily by a five-year, $450,000 term loan bearing interest at LIBOR plus 1.50% and a $650,000 acquisition loan which had a term of up to two years and bore interest initially at LIBOR plus 1.60%. In January 2006, the acquisition loan was paid off in full (See Note 10 —Bank and Other Notes Payable). An affiliate of the Operating Partnership is the general partner, and together with other affiliates, own approximately 83% of Wilmorite Holdings, with the remaining 17% held by those limited partners of Wilmorite Holdings who elected to receive convertible preferred units or common units in Wilmorite Holdings rather than cash. The PCPUs can be redeemed, subject to certain conditions, for the portion of the Wilmorite portfolio that consists of Eastview Mall, Eastview Commons, Greece Ridge Center, Marketplace Mall and Pittsford Plaza. That right is exercisable during a period of three months beginning on August 31, 2007.

On an unaudited pro forma basis, reflecting the acquisition of Wilmorite as if it had occurred on January 1, 2004, the Company would have reflected net income available to common stockholders of $41,962 and $52,808, net income available to common stockholders on a diluted per share basis of $0.71 and $0.90 and total consolidated revenues of $832,152 and $750,205 for the years ended December 31, 2005 and 2004, respectively.

96     The Macerich Company

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

Valley River:

On February 1, 2006, the Company acquired Valley River Center, an 835,694 square foot super-regional mall in Eugene, Oregon. The total purchase price was $187,500 and concurrent with the acquisition, the Company placed a $100,000 loan on the property. The balance of the purchase price was funded by cash and borrowings under the Company's line of credit. The results of Valley River Center's operations have been included in the Company's consolidated financial statements since the acquisition date.

Federated:

On July 26, 2006, the Company purchased 11 department stores located in 10 of its Centers from Federated Department Stores, Inc. for approximately $100,000. The purchase price consisted of a $93,000 cash payment and a future $7,000 obligation to be paid in connection with future development work by Federated. The Company's share of the purchase price of $81,043 was funded in part from the proceeds of sales of properties and from borrowings under the line of credit. The balance of the purchase price was paid by the Company's joint venture partners where four of the eleven stores were located. The purchase price allocation included in the Company's balance sheet as of December 31, 2006 was based on information available at that time. Subsequent adjustments to the allocation may be made based on additional information.

Deptford:

On December 1, 2006, the Company acquired the Deptford Mall, a 1,039,840 square foot super-regional mall in Deptford, New Jersey. The total purchase price was $240,055. The purchase price was funded by cash and borrowings under the Company's line of credit. Subsequently, the Company placed a $100,000 loan on the property. The proceeds from the loan were used to pay down the Company's line of credit. The results of Deptford Mall's operations have been included in the Company's consolidated financial statements since the acquisition date. The purchase price allocation included in the Company's balance sheet as of December 31, 2006 was based on information available at that time. Subsequent adjustments to the allocation will be made based on additional information.

The Macerich Company    97

13.    Discontinued Operations:

The following dispositions occurred during the years ended December 31, 2006, 2005 and 2004:

On December 16, 2004, the Company sold Westbar for $47,500 resulting in a gain on sale of asset of $6,781.

On January 5, 2005, the Company sold Arizona Lifestyle Galleries for $4,300. The sale of this property resulted in a gain on sale of asset of $297.

On June 9, 2006, the Company sold Scottsdale/101 for $117,600 resulting in a gain on sale of asset of $62,633. The Company's share of the gain was $25,802. The Company's pro rata share of the proceeds were used to pay down the Company's line of credit.

On July 13, 2006, the Company sold Park Lane Mall for $20,000 resulting in a gain on sale of asset of $5,853.

On July 27, 2006, the Company sold Holiday Village and Greeley Mall in a combined sale for $86,800, resulting in a gain on sale of asset of $28,711. Concurrent with the sale, the Company defeased the mortgage note payable on Greeley Mall. As a result of the defeasance, the lender's secured interest in the property was replaced with a secured interest in marketable securities (See Note 7—Marketable Securities). This transaction did not meet the criteria for extinguishment of debt under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities."

On August 11, 2006, the Company sold Great Falls Marketplace for $27,500 resulting in a gain on sale of asset of $11,826.

The proceeds from the sale of Park Lane, Holiday Village, Greeley Mall and Great Falls Marketplace were used in part to fund the Company's pro rata share of the purchase price of the Federated stores acquisition (See Note 12—Acquisitions) and pay down the line of credit.

On December 29, 2006, the Company sold Citadel Mall, Northwest Arkansas Mall and Crossroads Mall in a combined sale for $373,800, resulting in a gain of $132,671. The proceeds were used to pay down the Company's line of credit and pay off the mortgage note payable on Paradise Valley Mall (See Note 9—Mortgage Notes Payable).

The Company has classified the results of operations for the years ended December 31, 2006, 2005 and 2004 for all of the above dispositions as discontinued operations. The carrying value of the properties sold in 2006 at December 31, 2005 and 2004 was $168,475 and $171,283, respectively.

98     The Macerich Company

Revenues and income were as follows:

	Year Ended December 31,
	2006	2005	2004

Revenues:
Westbar	$ —	$ —	$4,784
Arizona LifeStyle Galleries	—	—	288
Scottsdale/101	4,668	9,777	6,907
Park Lane Mall	1,510	3,091	2,963
Holiday Village	2,900	5,156	4,801
Greeley Mall	4,344	7,046	6,200
Great Falls Marketplace	1,773	2,680	2,634
Citadel Mall	15,729	15,278	15,385
Northwest Arkansas Mall	12,918	12,584	12,713
Crossroads Mall	11,479	10,923	11,228

Total	$55,321	$66,535	$67,903

Income from operations:
Westbar	$ —	$ —	$1,775
Arizona LifeStyle Galleries	—	(4)	(1,023)
Scottsdale/101	344	(206)	(325)
Park Lane Mall	44	839	907
Holiday Village	1,179	2,753	1,903
Greeley Mall	574	873	457
Great Falls Marketplace	1,136	1,668	1,616
Citadel Mall	2,546	1,831	1,991
Northwest Arkansas Mall	3,429	2,903	3,088
Crossroads Mall	2,124	3,250	3,961

Total	$11,376	$13,907	$14,350

The Macerich Company    99

14.    Future Rental Revenues:

Under existing non-cancelable operating lease agreements, tenants are committed to pay the following minimum rental payments to the Company:

Year Ending December 31,

2007	$387,952
2008	345,600
2009	314,801
2010	279,999
2011	236,309
Thereafter	714,298

$2,278,959

15.    Commitments and Contingencies:

The Company has certain properties subject to non-cancelable operating ground leases. The leases expire at various times through 2097, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined. Ground rent expenses were $4,235, $3,860 and $2,530 for the years ended December 31, 2006, 2005 and 2004, respectively. No contingent rent was incurred for the years ended December 31, 2006, 2005 and 2004.

Minimum future rental payments required under the leases are as follows:

Year Ending December 31,

2007	$5,251
2008	5,273
2009	5,303
2010	5,338
2011	5,362
Thereafter	237,371

$263,898

As of December 31, 2006 and 2005, the Company is contingently liable for $6,087 and $5,616, respectively, in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company. In addition, the Company has a $24,000 letter of credit that serves as collateral to a liability assumed in the acquisition of Wilmorite (See Note 12—Acquisitions).

100     The Macerich Company

16.    Share-Based Plans:

The Company has established share-based compensation plans for the purpose of attracting and retaining executive officers, directors and key employees. In addition, the Company has established an Employee Stock Purchase Plan ("ESPP") to allow employees to purchase the Company's common stock at a discount.

On January 1, 2006, the Company adopted SFAS No. 123(R), "Share-Based Payment," to account for its share-based compensation plans using the modified-prospective method. Accordingly, prior period amounts have not been restated. Under SFAS No. 123(R), an equity instrument is not recorded to common stockholders' equity until the related compensation expense is recorded over the requisite service period of the award. The Company records compensation expense on a straight-line basis for awards exclusive of the Long-Term Incentive Plan awards. Prior to the adoption of SFAS No. 123(R), and in accordance with the previous accounting guidance, the Company recognized compensation expense and an increase to additional paid in capital for the fair value of vested stock awards and stock options. In addition, the Company recognized compensation expense and a corresponding liability for the fair value of vested stock units issued under the Eligible Directors' Deferred Compensation/Phantom Stock Plan ("Directors' Phantom Stock Plan").

In connection with the adoption of SFAS No. 123(R), the Company determined that $6,000 included in other accrued liabilities at December 31, 2005, in connection with the Directors' Phantom Stock Plan, should be included in additional paid-in capital. Additionally, the Company reclassified $15,464 from the Unamortized Restricted Stock line item within equity to additional paid-in capital. The Company made these reclassifications during the year ended December 31, 2006.

2003 Equity Incentive Plan:

The 2003 Equity Incentive Plan ("2003 Plan") authorizes the grant of stock awards, stock options, stock appreciation rights, stock units, stock bonuses, performance based awards, dividend equivalent rights and operating partnership units or other convertible or exchangeable units. As of December 31, 2006, only stock awards, limited operating partnership units and stock options have been granted under the 2003 Plan. All awards granted under the 2003 Plan have a term of 10 years or less. These awards were generally granted based on certain performance criteria for the Company and the employees. The aggregate number of shares of common stock that may be issued under the 2003 Plan is 6,000,000 shares. As of December 31, 2006, there were 5,134,664 shares available for issuance under the 2003 Plan.

The following stock awards, limited operating partnership units and stock options have been granted under the 2003 Plan:

Stock Awards

The outstanding stock awards vest over three years and the compensation cost related to the grants are determined by the market value at the grant date and are amortized over the vesting period on a straight-line

The Macerich Company    101

basis. Stock awards are subject to restrictions determined by the Company's compensation committee. Stock awards have the same dividend and voting rights as common stock. Compensation cost for stock awards was $14,190, $11,528 and $8,394 for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, there was $15,256 of total unrecognized compensation cost related to non-vested stock awards. This cost is expected to be recognized over a weighted average period of three years.

On October 31, 2006, as part of a separation agreement with a former executive, the Company accelerated the vesting of 34,829 shares of stock awards. As result of the accelerated vesting, the Company recognized an additional $610 in compensation cost.

Long-Term Incentive Plan Units

On October 26, 2006, The Macerich Company 2006 Long-Term Incentive Plan ("2006 LTIP"), a long-term incentive compensation program, was approved pursuant to the 2003 Plan. Under the 2006 LTIP, each award recipient is issued a new form of limited operating partnership units ("LTIP Units") in the Operating Partnership. The LTIP Units vest over a three-year period based on the percentile ranking of the Company in terms of total return to stockholders (the "Total Return") per common stock share relative to the Total Return of a group of peer REITs, as measured at the end of each year of the measurement period. Upon the occurence of specified events and subject to the satisfaction of applicable vesting conditions, LTIP Units are ultimately redeemable for common stock on a one-unit for one-share basis. LTIP Units receive cash dividends based on the dividend amount paid on the common stock. On October 26, 2006, the Company granted 215,709 LTIP Units to four executive officers at a weighted average grant date fair value of $80.04. None of the granted LTIP Units were vested at December 31, 2006. Compensation expense for LTIP Units was $685 for the year ended December 31, 2006. As of December 31, 2006, there was $10,520 of unrecognized cost related to non-vested LTIP Units, which is expected to be recognized over the three years ending December 31, 2009 using the graded attribution method.

The fair value of the Company's LTIP Units was estimated on the date of grant using a Monte Carlo Simulation model. The stock price of the Company, along with the stock prices of the group of peer REITs, was assumed to follow the Multivariate Geometric Brownian Motion Process. Multivariate Geometric Brownian Motion is a common assumption when modeling in financial markets, as it allows the modeled quantity (in this case, the stock price) to vary randomly from its current value and take any value greater than zero. The volatilities of the returns on the price of the Company and the peer group REITs were estimated based on a three year look-back period. The expected growth rate of the stock prices over the three year "derived service period" were determined with consideration of the three year risk free rate as of the grant date.

102     The Macerich Company

Stock Options

On October 8, 2003, the Company granted 2,500 stock options at a weighted average exercise price of $39.43. These outstanding stock options vested six months after the grant date and were issued with a strike price equal to the fair value of the common stock at the grant date. The term of these stock options is ten years from the grant date. The Company has not issued stock options since 2003. All outstanding stock options were fully vested as of December 31, 2004 and therefore, were not impacted by the adoption of SFAS No. 123(R).

The following table summarizes the activity of non-vested stock awards during the years ended December 31, 2006, 2005 and 2004:

	Stock Awards

	Number of Shares	Weighted Average Grant Date Fair Value

Balance at January 1, 2004	681,550	$29.33
Granted	153,692	$53.90
Vested	(320,114)	$27.68
Forfeited	(3,982)	$34.76

Balance at December 31, 2004	511,146	$38.38
Granted	260,898	$53.28
Vested	(247,371)	$36.35
Forfeited	(1,019)	$50.47

Balance at December 31, 2005	523,654	$47.07
Granted	185,976	$73.93
Vested	(314,733)	$44.95
Forfeited	(2,603)	$64.24

Balance at December 31, 2006	392,294	$61.06

Total fair value of stock awards vested during the years ended December 31, 2006, 2005 and 2004 were $23,302, $13,267 and $16,873, respectively.

Directors' Phantom Stock Plan:

The Directors' Phantom Stock Plan offers non-employee members of the board of directors ("Directors") the opportunity to defer their cash compensation and to receive that compensation in common stock rather than in cash after termination of service or a predetermined period. Compensation generally includes the annual retainer and regular meeting fees payable by the Company to the Directors. Every Director has elected to receive their compensation in common stock. Deferred amounts are credited as units of phantom stock at the beginning of

The Macerich Company    103

each three-year deferral period by dividing the present value of the deferred compensation by the average fair market value of the Company's common stock at the date of award. Compensation expense related to the phantom stock award was determined by the amortization of the value of the stock units on a straight-line basis over the applicable three-year service period. The stock units (including dividend equivalents) vest as the Directors' services (to which the fees relate) are rendered. Vested phantom stock units are ultimately paid out in common stock on a one-unit for one-share basis. Stock units receive dividend equivalents in the form of additional stock units, based on the dividend amount paid on the common stock. Compensation expense for stock awards was $534, $1,128 and $1,750 for the years ended December 31, 2006, 2005 and 2004, respectively. The aggregate number of phantom stock units that may be granted under the Directors' Phantom Stock Plan is 250,000. As of December 31, 2006, there were 131,084 units available for grant under the Directors' Phantom Stock Plan. As of December 31, 2006, there was no unrecognized cost related to non-vested phantom stock units.

The following table summarizes the activity of the non-vested phantom stock units:

	Number of Shares	Weighted Average Exercise Price

Balance at January 1, 2004	17,576	$43.70
Granted	5,393	$50.90
Vested	(11,252)	$47.15
Forfeited	—	—

Balance at December 31, 2004	11,717	$38.38
Granted	3,957	$53.28
Vested	(9,816)	$51.86
Forfeited	—	—

Balance at December 31, 2005	5,858	$43.70
Granted	3,707	$74.90
Vested	(9,565)	$55.79
Forfeited	—	—

Balance at December 31, 2006	—

During 2004, the Company issued 17,862 shares of common stock at a value of $934 for an equivalent number of vested phantom stock units.

Employee Stock Purchase Plan:

The ESPP authorizes eligible employees to purchase the Company's common stock through voluntary payroll deduction made during periodic offering periods. Under the plan, common stock is purchased at a 10% discount from the lesser of the fair value of common stock at the beginning and ending of the offering period. A maximum of 750,000 shares of common stock is available for purchase under the ESPP. The number of shares available for future purchase under the plan at December 31, 2006 was 732,821.

104     The Macerich Company

Other Share-Based Plans

Prior to the adoption of the 2003 Plan, the Company had several other share-based plans. Under these plans, 427,822 stock options were outstanding as of December 31, 2006. No additional shares may be issued under these plans. All stock options outstanding under these plans were fully vested as of December 31, 2005 and were, therefore, not impacted by the adoption of SFAS No. 123(R). As of December 31, 2006, all of the outstanding shares are exercisable at a weighted average price of $24.07. The weighted average remaining contractual life for options outstanding and exercisable was three years.

17.    Profit Sharing Plan:

The Company has a retirement profit sharing plan that covers substantially all of its eligible employees. The plan is qualified in accordance with section 401(a) of the Internal Revenue Code. Effective January 1, 1995, this plan was modified to include a 401(k) plan whereby employees can elect to defer compensation subject to Internal Revenue Service withholding rules. This plan was further amended effective February 1, 1999, to add The Macerich Company

Common Stock Fund as a new investment alternative under the plan. A total of 150,000 shares of common stock were reserved for issuance under the plan. Contributions by the Company to the plan were made at the discretion of the Board of Directors and were based upon a specified percentage of employee compensation. The Company contributed $1,694 during the year ended December 31, 2004. On January 1, 2004, the plan adopted the "Safe Harbor" provision under Sections 401(k)(12) and 401(m)(11) of the Internal Revenue Code. In accordance with these newly adopted provisions, the Company began matching contributions equal to 100 percent of the first three percent of compensation deferred by a participant and 50 percent of the next two percent of compensation deferred by a participant. During the years ended December 31, 2006 and 2005, these matching contributions made by the Company were $1,747 and $1,984, respectively. Contributions are recognized as compensation in the period they are made.

18.    Deferred Compensation Plans:

The Company has established deferred compensation plans under which key executives of the Company may elect to defer receiving a portion of their cash compensation otherwise payable in one calendar year until a later year. The Company may, as determined by the Board of Directors at its sole discretion, credit a participant's account with an amount equal to a percentage of the participant's deferral. The Company contributed $712, $595 and $632 to the plans during the years ended December 31, 2006, 2005 and 2004, respectively. Contributions are recognized as compensation in the periods they are made.

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

The Macerich Company    105

19.    Income Taxes:

The Company elected to be taxed as a REIT under the Internal Revenue Code with its taxable year ended December 31, 1994. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its taxable income to its stockholders. It is management's current intention to adhere to these requirements and maintain the Company's REIT status. As a REIT, the Company generally will not be subject to corporate level federal income tax on net income it distributes currently to its stockholders. If the Company fails to qualify as a REIT in any taxable year, then it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income, if any.

Each partner is taxed individually on its share of partnership income or loss, and accordingly, no provision for federal and state income tax is provided for the Operating Partnership in the consolidated financial statements.

The following table reconciles net income available to common stockholders to taxable income available to common stockholders for the year ended December 31:

	2006	2005	2004

Net income available to common stockholders	$228,022	$52,588	$82,493
Add: Book depreciation and amortization available to common stockholders	261,065	197,861	117,882
Less: Tax depreciation and amortization available to common stockholders	(203,961)	(161,108)	(101,122)
Book/tax difference on gain on divestiture of real estate	(82,502)	253	(3,383)
Book/tax difference related to SFAS 141 purchase price allocation and market value debt adjustment (excluding SFAS 141 depreciation and amortization)	(6,403)	(16,962)	(12,436)
Other book/tax differences, net(1)	(7,675)	5,798	(3,529)

Taxable income available to common stockholders	$188,546	$78,430	$79,905

(1)
Primarily due to due to timing differences relating to straight-line rents and prepaid rents, stock option exercises deductible for tax purposes and investments in unconsolidated joint ventures and Taxable REIT Subsidiaries ("TRSs").

106     The Macerich Company

For income tax purposes, distributions paid to common stockholders consist of ordinary income, capital gains, unrecaptured Section 1250 gain and return of capital or a combination thereof. The following table details the components of the distributions, on a per share basis, for the years ended December 31:

	2006		2005		2004

Ordinary income	$1.14	41.4%	$1.41	53.6%	$1.58	63.7%
Qualified dividends	—	0.0%	0.07	2.7%	—	0.0%
Capital gains	0.93	33.8%	0.03	1.1%	0.03	1.2%
Unrecaptured Section 1250 gain	0.66	24.0%	—	0.0%	—	0.0%
Return of capital	0.02	0.8%	1.12	42.6%	0.87	35.1%

Dividends paid	$2.75	100.0%	$2.63	100.0%	$2.48	100.0%

The Company has made Taxable REIT Subsidiary elections for all of its corporate subsidiaries other than its Qualified REIT Subsidiaries. The elections, effective for the year beginning January 1, 2001 and future years were made pursuant to section 856(l) of the Internal Revenue Code. The Company's TRSs are subject to corporate level income taxes which are provided for in the Company's consolidated financial statements. The Company's primary TRSs include Macerich Management Company and Westcor Partners, LLC.

The income tax expense (benefit) of the TRSs for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004

Current	$35	$1,171	$570
Deferred	(2)	(3,202)	(6,036)

Total income tax expense (benefit)	$33	$(2,031)	$(5,466)

Income tax benefit of the TRSs for the years ended December 31, 2006, 2005 and 2004 are reconciled to the amount computed by applying the Federal Corporate tax rate as follows:

	2006	2005	2004

Book income (loss) for taxable REIT subsidiaries	$466	$(3,729)	$2,595

Tax at statutory rate on earnings from continuing operations before income taxes	$158	$(1,267)	$882
Stock-based compensation	(652)	(844)	(1,753)
Change in tax rate relating to change in tax status	—	—	(2,964)
Change in state tax rate	(290)	—	(394)
Tax at statutory rate on earnings not subject to federal
income taxes and other	817	80	(1,237)

Income tax expense (benefit)	$33	$(2,031)	$(5,466)

The Macerich Company    107

SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred tax assets and liabilities of the TRS's relate primarily to differences in the book and tax bases of property and to operating loss carryforwards for federal and state income tax purposes. A valuation allowance for deferred tax assets is provided if the Company believes it is more likely than not that all or some portion of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent on the Company generating sufficient taxable income in future periods. The net operating loss carryforwards are currently scheduled to expire through 2026, beginning in 2011.

The tax effects of temporary differences and carryforwards of the TRSs included in the net deferred tax assets at December 31, 2006 and 2005 are summarized as follows:

	2006	2005

Net operating loss carryforwards	$14,797	$14,146
Property, primarily differences in depreciation and amortization, the tax basis of land assets and treatment of certain other costs	(5,095)	(5,033)
Other	1,525	1,143

Net deferred tax assets	$11,227	$10,256

20.    Stock Offering:

On January 19, 2006, the Company issued 10,952,381 common shares for net proceeds of $746,485. The proceeds from issuance of the shares were used to pay off the $619,000 acquisition loan (See Note 10 —Bank and Other Notes Payable) and to pay down a portion of the Company's line of credit pending use to pay part of the purchase price for Valley River Center (See Note 12 —Acquisitions).

21.    Cumulative Convertible Redeemable Preferred Stock:

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

108     The Macerich Company

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

22.    Segment Information:

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

23.    Quarterly Financial Data (Unaudited):

The following is a summary of quarterly results of operations for 2006 and 2005:

	2006 Quarter Ended				2005 Quarter Ended
	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31

Revenues(1)	$233,806	$212,106	$207,834	$212,656	$209,865	$201,590	$186,506	$148,173
Net income available to common stockholders	$147,929	$46,968	$25,672	$7,453	$23,637	$4,064	$6,747	$18,140
Net income available to common stockholders per share—basic	$2.07	$0.66	$0.36	$0.11	$0.39	$0.07	$0.11	$0.31
Net income available to common stockholders per share—diluted	$1.98	$0.66	$0.36	$0.11	$0.39	$0.07	$0.11	$0.30

(1)
Revenues as reported in the Company's Form 10-Q's have been reclassified to reflect SFAS No. 144 for discontinued operations.

24.    Subsequent Events:

On February 9, 2007, the Company declared a dividend/distribution of $0.71 per share for common stockholders and OP Unit holders of record on February 23, 2007. In addition, the Company declared a dividend of $0.71 on the Company's Series A Preferred Stock. On February 9, 2007, MACWH, LP declared a distribution of $0.96 per unit for its convertible preferred unit holders and $0.71 per unit for its common unit holders of record on February 23, 2007. All dividends/distributions will be payable on March 8, 2007.

The Macerich Company    109

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

To the Board of Trustees and Stockholders of
Pacific Premier Retail Trust

We have audited the accompanying consolidated balance sheets of Pacific Premier Retail Trust, a Maryland Real Estate Investment Trust (the "Trust") as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(4), as of and for the years ended December 31, 2006, 2005 and 2004. These consolidated financial statements and the consolidated financial statement schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedules based on our audits.

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

In our opinion, such 2006, 2005 and 2004 financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits the consolidated financial statement schedules as of and for the years ended December 31, 2006, 2005 and 2004, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP
Los Angeles, California
February 27, 2007

110     The Macerich Company

PACIFIC PREMIER RETAIL TRUST

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	December 31,
	2006	2005

ASSETS
Property, net	$987,820	$991,754
Cash and cash equivalents	8,939	8,492
Restricted cash	1,319	1,771
Tenant receivables, net	6,684	2,727
Deferred rent receivable	9,999	9,896
Deferred charges, net	10,243	9,395
Other assets	2,128	1,679

Total assets	$1,027,132	$1,025,714

LIABILITIES AND STOCKHOLDERS' EQUITY:
Mortgage notes payable:
Related parties	$70,146	$73,967
Others	760,736	746,861

Total	830,882	820,828
Accounts payable	1,262	17,188
Accrued interest payable	4,014	4,022
Tenant security deposits	2,047	1,852
Other accrued liabilities	9,093	7,720
Due to related parties	772	964

Total liabilities	848,070	852,574

Commitments and contingencies
Stockholders' equity:
Series A and Series B redeemable preferred stock, $.01 par value, 625 shares authorized, issued and outstanding at December 31, 2006 and 2005	—	—
Series A and Series B common stock, $.01 par value, 219,611 shares authorized issued and outstanding at December 31, 2006 and 2005	2	2
Additional paid-in capital	307,613	307,613
Accumulated deficit	(128,553)	(134,475)

Total common stockholders' equity	179,062	173,140

Total liabilities, preferred stock and common stockholders' equity	$1,027,132	$1,025,714

The accompanying notes are an integral part of these financial statements.

The Macerich Company    111

PACIFIC PREMIER RETAIL TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	For the years ended December 31,
	2006	2005	2004

Revenues:
Minimum rents	$124,103	$116,421	$111,303
Percentage rents	7,611	7,171	6,711
Tenant recoveries	48,739	42,455	42,660
Other	4,166	3,852	2,893

	184,619	169,899	163,567

Expenses:
Maintenance and repairs	10,484	9,921	9,658
Real estate taxes	13,588	12,219	12,911
Management fees	6,382	6,005	5,779
General and administrative	4,993	3,498	4,901
Ground rent	1,425	1,811	1,309
Insurance	1,649	1,456	1,815
Marketing	648	696	613
Utilities	6,903	5,857	5,936
Security	5,184	5,074	4,935
Interest	50,981	49,476	46,212
Depreciation and amortization	29,554	27,567	26,009

	131,791	123,580	120,078

Income before loss on sale of assets, minority interest and loss on early extinguishment of debt	52,828	46,319	43,489
Loss on sale of assets	—	—	(11)
Minority interest	(185)	(145)	(127)
Loss on early extinguishment of debt	—	(13)	(1,036)

Net income available to common stockholders	$52,643	$46,161	$42,315

The accompanying notes are an integral part of these financial statements.

112     The Macerich Company

PACIFIC PREMIER RETAIL TRUST

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in thousands, except share data)

	Common Shares	Preferred Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total Stockholders' Equity

Balance January 1, 2004	219,611	625	$2	$307,613	$7,971	$315,586
Distributions paid to Macerich PPR Corp.	—	—	—	—	(23,551)	(23,551)
Distributions paid to Ontario Teachers' Pension Plan Board	—	—	—	—	(22,755)	(22,755)
Other distributions paid	—	—	—	—	(75)	(75)
Net income	—	—	—	—	42,315	42,315

Balance December 31, 2004	219,611	625	2	307,613	3,905	311,520
Distributions paid to Macerich PPR Corp.	—	—	—	—	(93,830)	(93,830)
Distributions paid to Ontario Teachers' Pension Plan Board	—	—	—	—	(90,636)	(90,636)
Other distributions paid	—	—	—	—	(75)	(75)
Net income	—	—	—	—	46,161	46,161

Balance December 31, 2005	219,611	625	2	307,613	(134,475)	173,140
Distributions paid to Macerich PPR Corp.	—	—	—	—	(23,647)	(23,647)
Distributions paid to Ontario Teachers' Pension Plan Board	—	—	—	—	(22,999)	(22,999)
Other distributions paid	—	—	—	—	(75)	(75)
Net income	—	—	—	—	52,643	52,643

Balance December 31, 2006	219,611	625	$2	$307,613	$(128,553)	$179,062

The accompanying notes are an integral part of these financial statements.

The Macerich Company    113

PACIFIC PREMIER RETAIL TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the years ended December 31,

	2006	2005	2004

Cash flows from operating activities:
Net income	$52,643	$46,161	$42,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,554	27,567	26,009
Loss on sale of assets	—	—	11
Minority interest	185	145	127
Loss on early extinguishment of debt	—	13	1,036
Changes in assets and liabilities:
Tenant receivables, net	(3,957)	5,089	660
Deferred rent receivable	(103)	(201)	139
Other assets	(449)	(123)	432
Accounts payable	(15,926)	14,377	1,559
Accrued interest payable	(8)	732	(157)
Tenant security deposits	195	272	118
Other accrued liabilities	1,188	96	1,902
Due to related parties	(192)	38	(1,376)

Net cash provided by operating activities	63,130	94,166	72,775

Cash flows from investing activities:
Acquistions of property and improvements	(22,669)	(47,919)	(18,613)
Deferred leasing charges	(3,657)	(2,918)	(2,733)
Proceeds from sale of assets	—	—	(2,456)
Restricted cash	452	347	662

Net cash used in investing activities	(25,874)	(50,490)	(23,140)

Cash flows from financing activities:
Proceeds from notes payable	130,000	291,000	110,000
Payments on notes payable	(119,946)	(155,627)	(104,641)
Distributions	(46,346)	(184,166)	(46,007)
Dividends to preferred stockholders	(375)	(375)	(375)
Deferred financing costs	(142)	(842)	76

Net cash used in financing activities	(36,809)	(50,010)	(40,947)

Net increase (decrease) in cash	447	(6,334)	8,688
Cash and cash equivalents, beginning of period	8,492	14,826	6,138

Cash and cash equivalents, end of period	$8,939	$8,492	$14,826

Supplemental cash flow information:
Cash payment for interest, net of amounts capitalized	$50,989	$48,744	$46,369

The accompanying notes are an integral part of these financial statements.

114     The Macerich Company

PACIFIC PREMIER RETAIL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

1.    Organization and Basis of Presentation:

On February 18, 1999, Macerich PPR Corp. (the "Corp"), an indirect wholly-owned subsidiary of The Macerich Company (the "Company"), and Ontario Teachers' Pension Plan Board ("Ontario Teachers") formed the Pacific Premier Retail Trust (the "Trust") to acquire and operate a portfolio of regional shopping centers ("Centers").

Included in the Centers is a 99% interest in Los Cerritos Center and Stonewood Mall, all other Centers are held at 100%.

The Centers as of December 31, 2006 and their locations are as follows:

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

Tenant Receivables:

Included in tenant receivables are accrued percentage rents of $2,540 and $3,097 and an allowance for doubtful accounts of $442 and $392 at December 31, 2006 and 2005, respectively.

The Macerich Company    115

Revenues:

Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight-lining of rent adjustment." Rental income was increased (decreased) by $104, $200 and ($138) in 2006, 2005 and 2004, respectively, due to the straight-lining of rents. Percentage rents are recognized on an accrual basis and are accrued when tenants' specified sales targets have been met.

Estimated recoveries from tenants for real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred or as specified in the leases.

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

Property is recorded at cost and is depreciated using a straight-line method over the estimated lives of the assets as follows:

Building and improvements	5-39 years
Tenant improvements	5-7 years
Equipment and furnishings	5-7 years

The Trust assesses whether there has been impairment in the value of its long-lived assets by considering expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenants' ability to perform their duties and pay rent under the terms of the leases. The determination of recoverability is made based upon the estimated undiscounted future net cash flows, excluding interest expense. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a undiscounted cash flows analysis, with the carrying value of the related assets. Long-lived assets classified as held for sale are measured at the lower of the carrying amount or fair value less cost to sell. Management does not believe impairment has occurred in its net property carrying values at December 31, 2006 or 2005.

116     The Macerich Company

Deferred Charges:

Costs relating to obtaining tenant leases are deferred and amortized over the initial term of the agreement using the straight-line method. Costs relating to financing of properties are deferred and amortized over the life of the related loan using the straight-line method, which approximates the effective interest method. The range of terms of the agreements is as follows:

Deferred lease cost	1-9 years
Deferred finance costs	1-12 years

Included in deferred charges are accumulated amortization of $12,209 and $9,266 at December 31, 2006 and 2005, respectively.

Fair Value of Financial Instruments

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

One tenant represented 10.6%, 10.7% and 11.4% of total minimum rents in place as of December 31, 2006, 2005 and 2004, respectively. No other tenant represented more than 10% of total minimum rents as of December 31, 2006, 2005 and 2004.

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

The Macerich Company    117

Recent Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised), "Share-Based Payment" SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. The adoption of this statement did not have a material effect on the results of operations.

In March 2005, FASB issued FIN No. 47, "Accounting for Conditional Asset Retirement Obligations —an interpretation of SFAS No. 143." FIN No. 47, requires that a liability be recognized for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. The adoption of FIN No. 47 did not have a material effect on the Trust's results of operations or financial condition.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes —an interpretation of FASB Statement No. 109" ("FIN 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of previously recognized income tax benefits, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Trust has concluded that the adoption of FIN 48 will not have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company is required to adopt SFAS No. 157 for fiscal year 2008 and does not expect its adoption to have a material effect on the Trust's results of operations or financial condition.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108. SAB No. 108 establishes a framework for quantifying materiality of financial statement misstatements. SAB No. 108 is effective for fiscal years ending after November 16, 2006. The adoption of SAB No. 108 did not have a material impact on the Trust's consolidated results of operations and financial condition.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments —An Amendment of FASB Statements No. 133 and 140." This statement amended SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement also established a requirement to evaluate interests in securitized financial assets to identify interests

118     The Macerich Company

that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. The Trust is required to adopt SFAS No. 155 for fiscal year 2007 and does not expect its adoption to have a material effect on the its results of operations or financial condition.

3.    Property:

Property is summarized at December 31, 2006 and 2005 as follows:

	2006	2005

Land	$238,569	$238,569
Building improvements	867,778	871,957
Tenant improvements	24,354	20,324
Equipment and furnishings	7,119	5,959
Construction in progress	21,596	131

	1,159,416	1,136,940
Less accumulated depreciation	(171,596)	(145,186)

	$987,820	$991,754

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $26,603, $24,802 and $23,850, respectively.

4.    Mortgage Notes Payable:

Mortgage notes payable at December 31, 2006 and 2005 consist of the following:

	Carrying Amount of Mortage Notes
	2006		2005
						Monthly Payment Term(a)
Property Pledged as Collateral	Other	Related Party	Other	Related Party	Interest Rate		Maturity Date

Cascade Mall	$40,048	$ —	$40,631	$ —	5.10%	$223	2010
Kitsap Mall/Kitsap Place(b)	58,024	—	58,719	—	8.06%	450	2010
Lakewood Mall	250,000	—	250,000	—	5.41%	1,127	2015
Los Cerritos Center(c)	130,000	—	109,024	—	5.91%	640	2011
Redmond Town Center —Retail	73,362	—	74,530	—	4.81%	301	2009
Redmond Town Center —Office	—	70,146	—	73,967	6.77%	726	2009
Stonewood Mall	74,862	—	75,671	—	7.41%	539	2010
Washington Square	101,131	—	104,148	—	6.70%	825	2009
Washington Square(d)	33,309	—	34,138	—	7.35%	204	2009

	$760,736	$70,146	$746,861	$73,967

The Macerich Company    119

(a)
This represents the monthly payment of principal and interest.

(b)
This debt is cross-collateralized by Kitsap Mall and Kitsap Place.

(c)
On May 20, 2006, the joint venture replaced the existing loan with a new $130,000 loan bearing interest at LIBOR plus 0.55% that matures on July 1, 2011. The loan provides for additional borrowings of up to $70,000 during the four year period following the initial funding at a rate of LIBOR plus 0.90%. At December 31, 2006, the total interest rate was 5.91%.

(d)
This loan bears interest at LIBOR plus 2.00% and matures February 1, 2009. At December 31, 2006 and 2005, the total interest rate was 7.35% and 6.25%, respectively.

Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

Total interest costs capitalized for the years ended December 31, 2006, 2005 and 2004 were $668, $942 and $332, respectively.

The fair value of mortgage notes payable at December 31, 2006 and 2005 was estimated to be approximately $839,711 and $846,335, based on interest rates for comparable loans.

The above debt matures as follows:

Years Ending December 31,	Amount

2007	$11,643
2008	12,382
2009	261,122
2010	165,735
2011	130,000
Thereafter	250,000

$830,882

5.    Related Party Transactions:

The Trust engages the Macerich Management Company (the "Management Company"), a subsidiary of the Company, to manage the operations of the Trust. The Management Company provides property management, leasing, corporate, redevelopment and acquisitions services to the properties of the Trust. Under these arrangements, the Management Company is reimbursed for compensation paid to on-site employees, leasing agents and project managers at the properties, as well as insurance costs and other administrative expenses. In

120     The Macerich Company

consideration of these services, the Management Company receives monthly management fees of 4.0% of the gross monthly rental revenue of the properties. During the years ended 2006, 2005 and 2004, the Trust incurred management fees of $6,382, $6,005 and $5,779, respectively, to the Management Company.

A mortgage note collateralized by the office component of Redmond Town Center is held by one of the Company's joint venture partners. In connection with this note, interest expense was $4,875, $5,125 and $5,361 during the years ended December 31, 2006, 2005 and 2004, respectively. Additionally, no interest costs were capitalized during the years ended December 31, 2006, 2005 and 2004, respectively, in relation to this note.

6.    Income taxes:

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

The following table reconciles net income to taxable income for the years ended December 31:

	2006	2005	2004

Net income	$52,643	$46,161	$42,315
Add: Book depreciation and amortization	29,554	27,567	26,009
Less: Tax depreciation and amortization	(28,928)	(26,979)	(25,982)
Other book/tax differences, net(1)	184	(1,617)	1,697

Taxable income available to common stockholders	$53,453	$45,132	$44,039

(1)
Primarily due to timing differences relating to straight-line rents and prepaid rents.

The Macerich Company    121

For income tax purposes, distributions consist of ordinary income, capital gains, return of capital or a combination thereof. The following table details the components of the distributions for the years ended December 31:

	2006		2005		2004

Ordinary income	$233.79	100.0%	$211.03	25.2%	$326.31	99.8%
Qualified dividends	—	0.0%	—	0.0%	—	0.0%
Capital gains	—	0.0%	—	0.0%	0.66	0.2%
Return of capital	—	0.0%	627.26	74.8%	—	0.0%

Dividends paid	$233.79	100.0%	$838.29	100.0%	$326.97	100.0%

7.    Future Rental Revenues:

Under existing non-cancelable operating lease agreements, tenants are committed to pay the following minimum rental payments to the Trust:

Years Ending December 31,	Amount

2007	$112,407
2008	98,460
2009	88,707
2010	78,042
2011	67,006
Thereafter	191,308

$635,930

8.    Redeemable Preferred Stock:

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

9.    Commitments:

The Trust has certain properties subject to non-cancelable operating ground leases. The leases expire at various times through 2069, subject in some cases to options to extend the terms of the lease. Ground rent expense, net of amounts capitalized, was $1,425, $1,811 and $1,309 for the years ended December 31, 2006, 2005 and 2004, respectively.

122     The Macerich Company

Minimum future rental payments required under the leases are as follows:

Years Ending December 31,	Amount

2007	$1,331
2008	1,413
2009	1,413
2010	1,413
2011	1,413
Thereafter	64,594

$71,577

The Macerich Company    123

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
SDG Macerich Properties, L.P.:

We have audited the accompanying balance sheets of SDG Macerich Properties, L.P. as of December 31, 2006 and 2005, and the related statements of operations, cash flows, and partners' equity for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the financial statements, we have also audited the related financial statement schedule (Schedule III). These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SDG Macerich Properties, L.P. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule (Schedule III), when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Indianapolis, Indiana
February 27, 2007

124     The Macerich Company

SDG MACERICH PROPERTIES, L.P.

BALANCE SHEETS

(Dollars in thousands)

December 31,

	2006	2005

Assets
Properties:
Land	$194,312	199,449
Buildings and improvements	906,343	887,357
Equipment and furnishings	5,329	4,646

	1,105,984	1,091,452
Less accumulated depreciation	214,090	191,270

	891,894	900,182
Cash and cash equivalents	10,951	17,713
Tenant receivables, including accrued revenue, less allowance for doubtful accounts of $1,366 and $1,803	17,952	19,499
Deferred financing costs, net of accumulated amortization of $225 and $4,417	2,086	347
Prepaid real estate taxes and other assets	1,837	1,685

	$924,720	939,426

Liabilities and Partners' Equity
Mortgage notes payable	$795,424	626,329
Accounts payable	7,931	10,336
Due to affiliates	589	491
Accrued real estate taxes	16,752	15,946
Accrued interest expense	2,290	1,723
Accrued management fee	303	278
Other liabilities	38	88

Total liabilities	823,327	655,191
Partners' equity	101,393	284,235

	$924,720	939,426

See accompanying notes to financial statements.

The Macerich Company    125

SDG MACERICH PROPERTIES, L.P.

STATEMENTS OF OPERATIONS

Years ended December 31, 2006, 2005 and 2004

(Dollars in thousands)

	2006	2005	2004

Revenues:
Minimum rents	$97,843	96,509	94,243
Overage rents	4,855	4,783	5,377
Tenant recoveries	51,480	50,381	50,698
Other	3,437	3,753	2,223

	157,615	155,426	152,541

Expenses:
Property operations	23,025	22,642	23,447
Depreciation of properties	28,058	27,128	27,410
Real estate taxes	20,617	20,215	19,770
Repairs and maintenance	8,324	8,193	6,658
Advertising and promotion	4,862	5,119	5,567
Management fees	4,164	4,344	4,040
Provision for credit losses, net	567	810	1,437
Interest on mortgage notes	44,393	34,758	29,923
Other	1,211	1,143	1,290

	135,221	124,352	119,542

Net income	$22,394	31,074	32,999

See accompanying notes to financial statements.

126     The Macerich Company

SDG MACERICH PROPERTIES, L.P.

STATEMENTS OF CASH FLOWS

Years ended December 31, 2006, 2005 and 2004

(Dollars in thousands)

	2006	2005	2004

Cash flows from operating activities:
Net income	$22,394	31,074	32,999
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation of properties	28,058	27,128	27,410
Amortization of debt premium	(1,329)	(3,336)	(3,134)
Amortization of financing costs	572	1,159	1,163
Change in tenant receivables	1,547	3,021	(470)
Other items, net	(1,133)	947	(988)

Net cash provided by operating activities	50,109	59,993	56,980

Cash flows from investing activities:
Additions to properties	(19,778)	(17,551)	(19,832)
Proceeds from sale of land and building	—	5,058	422

Net cash used by investing activities	(19,778)	(12,493)	(19,410)

Cash flows from financing activities:
Payments on mortgage notes payable	(626,126)	—	—
Proceeds from mortgage notes payable	796,550	—	—
Deferred financing costs	(2,311)	—	—
Distributions to partners	(205,206)	(42,700)	(39,790)

Net cash used by financing activities	(37,093)	(42,700)	(39,790)

Net change in cash and cash equivalents	(6,762)	4,800	(2,220)
Cash and cash equivalents at beginning of year	17,713	12,913	15,133

Cash and cash equivalents at end of year	$10,951	17,713	12,913

Supplemental cash flow information:
Cash payments for interest	$44,822	36,639	31,737

See accompanying notes to financial statements.

The Macerich Company    127

SDG MACERICH PROPERTIES, L.P.

STATEMENTS OF PARTNERS EQUITY

Years ended December 31, 2006, 2005 and 2004

(Dollars in thousands)

	Simon Property Group, Inc. affiliates	The Macerich Company affiliates	Accumulated other comprehensive income (loss)	Total

Percentage ownership interest	50%	50%		100%

Balance at December 31, 2003	$151,311	151,311	17	302,639
Net income	16,500	16,499	—	32,999
Other comprehensive income:
Derivative financial instruments	—	—	(33)	(33)

Total comprehensive income				32,966
Distributions	(19,895)	(19,895)	—	(39,790)

Balance at December 31, 2004	147,916	147,915	(16)	295,815
Net income	15,537	15,537	—	31,074
Other comprehensive income:
Derivative financial instruments	—	—	46	46

Total comprehensive income				31,120
Distributions	(21,350)	(21,350)	—	(42,700)

Balance at December 31, 2005	142,103	142,102	30	284,235
Net income	11,197	11,197	—	22,394
Other comprehensive income:
Derivative financial instruments	—	—	(30)	(30)

Total comprehensive income				22,364
Distributions	(102,603)	(102,603)	—	(205,206)

Balance at December 31, 2006	$50,697	50,696	—	101,393

See accompanying notes to financial statements.

128     The Macerich Company

SDG MACERICH PROPERTIES, L.P.

NOTES TO FINANCIAL STATEMENTS

Years ended December 31, 2006, 2005 and 2004

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

The Macerich Company    129

    at December 31, 2006, fixed minimum rents to be received in each of the next five years and thereafter are summarized as follows:

2007	$78,293
2008	67,347
2009	55,933
2010	44,548
2011	33,208
Thereafter	89,232

$368,561

(2)    Summary of Significant Accounting Policies

  (c)
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

  (d)
  Cash Equivalents

    All highly liquid debt instruments purchased with original maturities of three months or less are considered to be cash equivalents.

130     The Macerich Company

  (e)
  Properties

    Properties are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	35-39 years
Equipment and furnishings	5-7 years
Tenant improvements	Initial term of related lease

    Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. All repairs and maintenance items are expensed as incurred. Interest incurred or imputed on development, redevelopment and construction projects is capitalized until the projects are ready for their intended purpose.

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

  (f)
  Financing Costs

    Financing costs related to the proceeds of mortgage notes issued are amortized to interest expense over the remaining life of the notes.

  (g)
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

The Macerich Company    131

  (h)
  Income Taxes

    As a partnership, the allocated share of income or loss for the year is includable in the income tax returns of the partners; accordingly, income taxes are not reflected in the accompanying financial statements.

  (i)
  Derivative Financial Instruments

    The Partnership uses derivative financial instruments in the normal course of business to manage, or hedge, interest rate risk and records all derivatives on the balance sheet at fair value. The Partnership requires that hedging derivative instruments are effective in reducing the risk exposure that they are designated to hedge. For derivative instruments associated with the hedge of an anticipated transaction, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Any instrument that meets these hedging criteria is formally designated as a hedge at the inception of the derivative contract. When the terms of an underlying transaction are modified resulting in some ineffectiveness, the portion of the change in the derivative fair value related to ineffectiveness from period to period will be included in net income. If any derivative instrument used for risk management does not meet the hedging criteria, then it is marked-to-market each period and will be included in net income; however, the Partnership intends for all derivative transactions to meet all the hedge criteria and qualify as hedges.

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

132     The Macerich Company

(3) Mortgage Notes Payable and Fair Value of Financial Instruments

On May 10, 2006, the Partnership repaid all of its existing mortgage notes payable on their maturity date with the proceeds from seven different mortgage notes payable totaling $796,550. All of the new mortgage notes payable are at fixed interest rates with maturities of June 1, 2016. Each of the seven non-recourse mortgage notes is collateralized by different shopping center properties. Mortgage notes payable at December 31, 2006 consist of the following:

Property Pledged as Collateral	Original Principal Balance	Interest Rate	Type of Payments	Balance at December 31, 2006

Eastland Mall	$168,000	5.794%	Interest only	$168,000
Granite Run Mall	122,000	5.834%	Principal and interest	121,190
Valley Mall	47,500	5.834%	Principal and interest	47,184
Empire Mall	176,300	5.794%	Interest only	176,300
Mesa Mall	87,250	5.794%	Interest only	87,250
Rushmore Mall	94,000	5.794%	Interest only	94,000
Southern Hills Mall	101,500	5.794%	Interest only	101,500

	$796,550			$795,424

Total interest expense capitalized in 2006 was $207.

The above mortgage notes payable matures as follows:

Year ending December 31,

2007	$2,075
2008	2,175
2009	2,335
2010	2,479
2011	2,627
Thereafter	783,733

$795,424

At December 31, 2005, mortgage notes payable consisted of $357,100 of debt that required monthly interest payments at fixed rates of interest ranging from 7.24% to 8.28% (weighted average rate of 7.53%) and $267,900 of debt that required monthly interest payments at variable rates of interest (based on LIBOR) with rates ranging from 4.709% to 4.839% at December 31, 2005. The balance at December 31, 2005 also included $1,329 of unamortized debt premium that was recorded on debt assumed by the Partnership when the properties were initially acquired in 1998 and was being amortized to interest expense using a level yield method.

The Macerich Company    133

The variable rate debt at December 31, 2005 totaling $267,900 was covered by two separate interest rate cap agreements that effectively prevented the variable interest rate from exceeding rates ranging from 10.63% to 11.83%. The Partnership's exposure to market risk due to changes in interest rates relates to long-term variable rate debt obligations. Through its risk management strategy, the Partnership manages exposure to interest rate market risk by interest rate protection agreements to effectively cap a portion of variable rate debt. The Partnership's intent is to minimize its exposure to potential significant increases in interest rates. The Partnership does not enter into interest rate protection agreements for speculative purposes.

The fair value of the fixed-rate debt of $795,424 and $357,100 at December 31, 2006 and 2005, respectively, based on an interest rates of 5.70% and 6.13%, respectively, is estimated to be $801,352 and $359,144, respectively. The carrying value of the variable-rate debt of $267,900 at December 31, 2005, and the Partnership's other financial instruments at December 31, 2006 and 2005 are estimated to approximate their fair values.

(4)    Related Party Transactions

Management fees incurred in 2006, 2005, and 2004 totaled $2,063, $2,042, and $2,028, respectively, for the Simon-managed properties and $2,101, $2,302, and $2,012, respectively, for the Macerich-managed properties, both based on a fee of 4% of gross receipts, as defined. In addition to the management fees, Macerich charged the Partnership an additional $627, $521, and $620 for shared services fees in 2006, 2005, and 2004 respectively. In 2005, the Partnership paid a development fee of $336 to an affiliate of Simon in connection with a development project at Valley Mall.

Due from affiliates and due to affiliates on the accompanying balance sheets represent amounts due to or from the Partnership to Simon or Macerich or an affiliate of Simon or Macerich in the normal course of operations of the shopping center properties.

(5)    Contingent Liabilities

The Partnership is not currently involved with any litigation other than routine and administrative proceedings arising in the ordinary course of business. On the basis of consultation with counsel, management believes that these items will not have a material adverse impact on the Partnership's financial statements taken as a whole.

(6)    Subsequent Event

In January 2007, the Partnership sold a portion of the shopping center at Eastland Mall that had previously been occupied by a major tenant to another major tenant. The sale of the land and building resulted in a loss of approximately $4,800 which was recognized at the time of the sale in 2007.

134     The Macerich Company

THE MACERICH COMPANY
NOTES TO FINANCIAL STATEMENTS
Schedule III —Real Estate and Accumulated Depreciation
December 31, 2006
(Dollars in thousands)

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
Shopping Centers Entities	Land	Building and Improvements	Equipment and Furnishings	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Furniture, Fixtures and Equipment	Construction in Progress	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation

Black Canyon Auto Park	$20,600	$ —	$ —	$820	$20,600	$ —	$ —	$820	$21,420	$ —	$21,420
Black Canyon Retail	—	—	—	215	—	93	—	122	215	—	215
Borgata	3,667	28,080	—	5,058	3,666	28,729	88	4,322	36,805	3,575	33,230
Capitola Mall	11,312	46,689	—	7,191	11,309	53,321	185	377	65,192	15,965	49,227
Carmel Plaza	9,080	36,354	—	14,471	9,080	50,346	233	246	59,905	9,712	50,193
Casa Grande (Promenade at)	15,089	—	—	8,456	—	—	—	23,545	23,545	—	23,545
Chandler Fashion Center	24,188	223,143	—	4,244	24,188	226,913	445	29	251,575	29,368	222,207
Chesterfield Towne Center	18,517	72,936	2	22,919	18,517	92,837	2,807	213	114,374	40,952	73,422
Coolidge Holding	—	—	—	52	—	—	—	52	52	—	52
Danbury Fair Mall	130,367	316,951	—	17,990	130,367	319,811	313	14,817	465,308	15,831	449,477
Deptford Mall	48,370	194,250	—	—	48,370	194,250	—	—	242,620	420	242,200
Eastview Commons	3,999	8,609	—	(1)	3,999	8,608	—	—	12,607	687	11,920
Eastview Mall	51,090	166,281	—	2,690	51,090	168,968	—	3	220,061	8,779	211,282
Estrella Falls	10,550	—	—	1,313	—	—	—	11,863	11,863	—	11,863
Fiesta Mall	19,445	99,116	—	10,839	20,483	107,869	56	992	129,400	7,230	122,170
Flagstaff Mall	5,480	31,773	—	24,689	5,480	32,781	152	23,529	61,942	4,947	56,995
FlatIron Crossing	21,823	286,809	—	11,638	21,823	293,385	59	5,003	320,270	32,284	287,986
FlatIron Peripheral	6,205	—	—	(50)	6,155	—	—	—	6,155	—	6,155
Freehold Raceway Mall	164,986	362,841	—	5,764	164,986	364,997	204	3,404	533,591	19,410	514,181
Fresno Fashion Fair	17,966	72,194	—	39,023	17,966	109,967	1,250	—	129,183	22,871	106,312
Great Northern Mall	12,187	62,657	—	3,330	12,187	65,576	246	165	78,174	4,581	73,593
Greece Ridge Center	21,627	76,038	—	3,566	21,593	79,409	—	229	101,231	5,427	95,804
Green Tree Mall	4,947	14,925	332	28,750	4,947	43,179	828	—	48,954	32,970	15,984
La Cumbre Plaza	18,122	21,492	—	10,088	17,280	31,850	368	204	49,702	3,369	46,333
Macerich Cerritos Adjacent, LLC	—	6,448	—	(5,695)	—	753	—	—	753	115	638
Macerich Management Co.	—	2,237	26,562	29,431	390	5,454	50,052	2,334	58,230	23,396	34,834
Macerich Property Management Co., LLC	—	—	2,808	—	—	2,740	68	—	2,808	2,431	377
MACWH, LP	—	25,771	—	2,693	—	28,464	—	—	28,464	1,263	27,201
Marana	36,158	—	—	736	36,158	—	—	736	36,894	—	36,894
Marketplace Mall	—	102,856	—	1,505	—	104,055	—	306	104,361	6,432	97,929
Northgate Mall	8,400	34,865	841	28,112	13,414	56,260	1,016	1,528	72,218	33,941	38,277
Northridge Mall	20,100	101,170	—	9,135	20,100	109,793	335	177	130,405	11,061	119,344
Oaks, The	32,300	117,156	—	43,024	34,505	124,750	303	32,922	192,480	15,880	176,600

The Macerich Company    135

THE MACERICH COMPANY
NOTES TO FINANCIAL STATEMENTS
Schedule III —Real Estate and Accumulated Depreciation (Continued)
December 31, 2006
(Dollars in thousands)

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
Shopping Centers Entities	Land	Building and Improvements	Equipment and Furnishings	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Furniture, Fixtures and Equipment	Construction in Progress	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation

Pacific View	$8,697	$8,696	$ —	$114,179	$11,153	$119,154	$1,071	$194	$131,572	$22,033	$109,539
Panorama Mall	4,373	17,491	—	2,587	4,373	19,885	193	—	24,451	2,221	22,230
Paradise Valley Mall	24,565	125,996	—	16,850	24,565	129,798	1,187	11,861	167,411	17,214	150,197
Pittsford Plaza	9,022	47,362	—	716	9,022	47,944	—	134	57,100	2,700	54,400
Prescott Gateway	5,733	49,778	—	3,941	5,733	53,651	68	—	59,452	8,587	50,865
Prescott Peripheral	—	—	—	5,605	1,345	4,260	—	—	5,605	256	5,349
Paradise Village Ground Leases	8,880	2,489	—	4,690	15,063	785	—	211	16,059	280	15,779
PVOP II	1,150	1,790	—	3,183	2,300	3,528	295	—	6,123	1,007	5,116
Queens Center	21,460	86,631	8	282,357	37,160	349,342	3,311	643	390,456	43,291	347,165
Rimrock Mall	8,737	35,652	—	9,743	8,737	44,851	544	—	54,132	13,067	41,065
Rotterdam Square	7,018	32,736	—	1,170	7,018	33,691	215	—	40,924	2,729	38,195
Salisbury, The Centre at	15,290	63,474	31	20,961	15,284	83,521	951	—	99,756	21,881	77,875
Santa Monica Place	26,400	105,600	—	20,730	26,400	109,567	1,408	15,355	152,730	21,359	131,371
SanTan Village Mall	7,827	—	—	42,990	—	576	—	50,241	50,817	—	50,817
Shoppingtown Mall	11,927	61,824	—	1,239	11,927	62,837	55	171	74,990	3,899	71,091
Somersville Town Center	4,096	20,317	1,425	15,326	4,099	36,290	661	114	41,164	20,321	20,843
South Plains Mall	23,100	92,728	—	9,187	23,100	99,677	1,519	719	125,015	23,759	101,256
South Towne Center	19,600	78,954	—	14,548	19,453	91,828	726	1,095	113,102	25,282	87,820
Superstition Springs Power Center	1,618	4,420	—	(23)	1,618	4,397	—	—	6,015	551	5,464
The Macerich Partnership, L.P.	—	2,534	—	5,025	216	1,614	5,285	444	7,559	489	7,070
Towne Mall	6,652	31,184	—	212	6,652	31,337	59	—	38,048	2,400	35,648
Tucson La Encantada	12,800	19,699	—	54,624	12,800	74,087	236	—	87,123	10,414	76,709
Twenty Ninth Street	50	37,793	64	197,645	26,115	155,186	756	53,495	235,552	30,820	204,732
Valley River	24,854	147,715	—	7,162	24,853	147,714	—	7,164	179,731	4,438	175,293
Valley View Center	17,100	68,687	—	50,795	20,753	110,797	1,673	3,359	136,582	28,617	107,965
Victor Valley, Mall at	15,700	75,230	—	15,589	15,061	91,166	120	172	106,519	7,493	99,026
Village Center	2,250	4,459	—	9,471	4,500	11,669	11	—	16,180	3,260	12,920
Village Crossroads	3,100	4,493	—	8,740	6,200	10,133	—	—	16,333	1,306	15,027
Village Fair North	3,500	8,567	—	13,745	7,000	18,800	12	—	25,812	2,979	22,833
Village Plaza	3,423	8,688	—	206	3,423	8,872	22	—	12,317	1,281	11,036
Village Square I	—	2,844	—	353	358	2,835	4	—	3,197	379	2,818
Village Square II	—	8,492	—	4,476	4,389	8,577	2	—	12,968	1,345	11,623
Vintage Faire Mall	14,902	60,532	—	21,522	14,298	80,888	1,013	757	96,956	24,049	72,907
Westcor / Queen Creek	—	—	—	242	—	—	—	242	242	—	242
Westside Pavilion	34,100	136,819	—	36,559	34,100	152,240	2,028	19,110	207,478	37,415	170,063
Wilton Mall	19,743	67,855	—	1,379	19,743	68,515	23	696	88,977	3,903	85,074

	$1,104,242	$4,033,170	$32,073	$1,329,720	$1,147,464	$4,975,170	$82,456	$294,115	$6,499,205	$743,922	$5,755,283

136     The Macerich Company

Schedule III. Real Estate and Accumulated Depreciation (Continued)

Depreciation of the Company's investment in buildings and improvements reflected in the statements of income are calculated over the estimated useful lives of the asset as follows:

Buildings and improvements	5-40 years
Tenant improvements	5-7 years
Equipment and furnishings	5-7 years

The changes in total real estate assets for the three years ended December 31, 2006 are as follows:

	2006	2005	2004

Balances, beginning of year	$6,160,595	$4,149,776	$3,662,359
Additions	839,445	2,016,081	524,877
Dispositions and retirements	(500,835)	(5,262)	(37,460)

Balances, end of year	$6,499,205	$6,160,595	$4,149,776

The changes in accumulated depreciation for the three years ended December 31, 2006 are as follows:

	2006	2005	2004

Balances, beginning of year	$722,099	$575,223	$475,634
Additions	224,273	148,116	104,431
Dispositions and retirements	(202,450)	(1,240)	(4,842)

Balances, end of year	$743,922	$722,099	$575,223

The Macerich Company    137

PACIFIC PREMIER RETAIL TRUST
NOTES TO FINANCIAL STATEMENTS
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2006
(Dollars in thousands)

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
Shopping Centers Entities	Land	Building and Improvements	Equipment and Furnishings	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Furniture, Fixtures and Equipment	Construction in Progress	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation

Cascade Mall	$8,200	$32,843	$ —	$3,676	$8,200	$36,303	$214	$2	$44,719	$7,656	$37,063
Creekside Crossing	620	2,495	—	208	620	2,703	—	—	3,323	545	2,778
Cross Court Plaza	1,400	5,629	—	405	1,400	6,034	—	—	7,434	1,295	6,139
Kitsap Mall	13,590	56,672	—	3,385	13,486	59,991	170	—	73,647	12,973	60,674
Kitsap Place Mall	1,400	5,627	—	2,888	1,400	8,515	—	—	9,915	1,499	8,416
Lakewood Mall	48,025	112,059	—	53,435	48,025	155,041	1,940	8,513	213,519	30,262	183,257
Los Cerritos Center	57,000	133,000	—	17,508	57,000	137,602	2,221	10,685	207,508	27,455	180,053
Northpoint Plaza	1,400	5,627	—	28	1,397	5,657	1	—	7,055	1,150	5,905
Redmond Towne Center	18,381	73,868	—	18,696	17,864	92,804	265	12	110,945	18,846	92,099
Redmond Office	20,676	90,929	—	15,235	20,676	106,164	—	—	126,840	19,816	107,024
Stonewood Mall	30,902	72,104	—	6,122	30,901	77,613	614	—	109,128	15,024	94,104
Washington Square Mall	33,600	135,084	—	55,939	33,600	187,426	1,637	1,960	224,623	31,791	192,832
Washington Square Too	4,000	16,087	—	673	4,000	16,279	57	424	20,760	3,284	17,476

	$239,194	$742,024	$ —	$178,198	$238,569	$892,132	$7,119	$21,596	$1,159,416	$171,596	$987,820

138     The Macerich Company

PREMIER RETAIL TRUST
December 31, 2006
(Dollars in thousands)

Schedule III. Real Estate and Accumulated Depreciation (Continued)

Depreciation of the Company's investment in buildings and improvements reflected in the statements of income are calculated over the estimated useful lives of the asset as follows:

Buildings and improvements	5-40 years
Tenant improvements	5-7 years
Equipment and furnishings	5-7 years

The changes in total real estate assets for the three years ended December 31, 2006 are as follows:

	2006	2005	2004

Balances, beginning of year	$1,136,940	$1,089,108	$1,069,573
Additions	22,476	47,832	19,535
Dispositions and retirements	—	—	—

Balances, end of year	$1,159,416	$1,136,940	$1,089,108

The changes in accumulated depreciation for the three years ended December 31, 2006 are as follows:

	2006	2005	2004

Balances, beginning of year	$145,186	$120,384	$96,557
Additions	26,410	24,802	23,850
Dispositions and retirements	—	—	(23)

Balances, end of year	$171,596	$145,186	$120,384

The Macerich Company    139

SDG MACERICH PROPERTIES, L.P.
December 31, 2006
(Dollars in thousands)

Schedule III. Real Estate and Accumulated Depreciation

		Initial Cost to Partnership				Gross Book Value at December 31, 2006
Shopping Center(1)	Location	Land	Building and Improvements	Equipment and Furnishings	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements	Equipment and Furnishings	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation

Mesa Mall	Grand Junction, Colorado	$11,155	44,635	—	5,761	11,155	50,206	190	(13,045)	48,506
Lake Square Mall	Leesburg, Florida	7,348	29,392	—	1,849	7,348	31,123	118	(7,427)	31,162
South Park Mall	Moline, Illinois	21,341	85,540	—	7,205	18,859	94,654	573	(20,176)	93,910
Eastland Mall	Evansville, Indiana	28,160	112,642	—	19,164	28,160	130,679	1,127	(29,887)	130,079
Lindale Mall	Cedar Rapids, Iowa	12,534	50,151	—	5,060	12,534	54,780	431	(13,403)	54,342
North Park Mall	Davenport, Iowa	17,210	69,042	—	10,507	14,947	81,043	769	(17,598)	79,161
South Ridge Mall	Des Moines, Iowa	11,524	46,097	—	9,145	12,110	54,428	228	(13,343)	53,423
Granite Run Mall	Media, Pennsylvania	26,147	104,671	—	4,746	26,147	108,822	595	(25,433)	110,131
Rushmore Mall	Rapid City, South Dakota	12,089	50,588	—	4,923	12,089	55,137	374	(14,762)	52,838
Empire Mall	Sioux Falls, South Dakota	23,706	94,860	—	15,371	23,067	110,558	312	(28,645)	105,292
Empire East	Sioux Falls, South Dakota	2,073	8,291	—	1,473	1,854	9,969	14	(1,984)	9,853
Southern Hills Mall	Sioux City, South Dakota	15,697	62,793	—	8,430	15,697	71,100	123	(16,675)	70,245
Valley Mall	Harrisonburg, Virginia	10,393	41,572	—	12,699	10,345	53,844	475	(11,712)	52,952

		$199,377	800,274	—	106,333	194,312	906,343	5,329	(214,090)	891,894

Depreciation and amortization of the Partnership's investment in shopping center properties reflected in the statements of operations are calculated over the estimated useful lives of the assets as follows:

Building and improvements:
Building and building improvements	35-39 years
Tenant improvements	Shorter of lease term or useful life
Equipment and furnishings	5-7 years

(1)
All of the shopping centers were acquired in 1998.

140     The Macerich Company

SDG MACERICH PROPERTIES, L.P.
December 31, 2006
(Dollars in thousands)

Schedule III. Real Estate and Accumulated Depreciation

The changes in total shopping center properties for the years ended December 31, 2006, 2005, and 2004 are as follows:
Balance at December 31, 2003	$1,060,601
Acquisitions in 2004	—
Additions in 2004	19,832
Disposals and retirements in 2004	(434)

Balance at December 31, 2004	1,079,999
Acquisitions in 2005	—
Additions in 2005	17,551
Disposals and retirements in 2005	(6,098)

Balance at December 31, 2005	1,091,452
Acquisitions in 2006	—
Additions in 2006	19,778
Disposals and retirements in 2006	(5,246)

Balance at December 31, 2006	$1,105,984

The changes in accumulated depreciation for the years ended December 31, 2006, 2005, and 2004 are as follows:
Balance at December 31, 2003	$138,194
Additions in 2004	27,410
Disposals and retirements in 2004	(66)

Balance at December 31, 2004	165,538
Additions in 2005	27,128
Disposals and retirements in 2005	(1,396)

Balance at December 31, 2005	191,270
Additions in 2006	28,058
Disposals and retirements in 2006	(5,238)

Balance at December 31, 2006	$214,090

See accompanying report of independent registered public accounting firm.

The Macerich Company    141

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2007.

THE MACERICH COMPANY
By	/s/ ARTHUR M. COPPOLA Arthur M. Coppola President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ ARTHUR M. COPPOLA Arthur M. Coppola	President and Chief Executive Officer and Director	February 27, 2007
/s/ MACE SIEGEL Mace Siegel	Chairman of the Board	February 27, 2007
/s/ DANA K. ANDERSON Dana K. Anderson	Vice Chairman of the Board	February 27, 2007
/s/ EDWARD C. COPPOLA Edward C. Coppola	Senior Executive Vice President and Chief Investment Officer and Director	February 27, 2007
/s/ JAMES COWNIE James Cownie	Director	February 27, 2007
/s/ DIANA LAING Diana Laing	Director	February 27, 2007

142     The Macerich Company

/s/ FREDERICK HUBBELL Frederick Hubbell	Director	February 27, 2007
/s/ STANLEY MOORE Stanley Moore	Director	February 27, 2007
/s/ DR. WILLIAM SEXTON Dr. William Sexton	Director	February 27, 2007
/s/ THOMAS E. O'HERN Thomas E. O'Hern	Executive Vice President, Treasurer and Chief Financial and Accounting Officer	February 27, 2007

The Macerich Company    143

EXHIBIT INDEX

Exhibit Number	Description	Sequentially Numbered Page

2.1**##	Agreement and Plan of Merger among the Company, the Operating Partnership, MACW, Inc., Wilmorite Properties, Inc. and Wilmorite Holdings, L.P. dated as of December 22, 2004.
3.1*	Articles of Amendment and Restatement of the Company
3.1.1**	Articles Supplementary of the Company
3.1.2***	Articles Supplementary of the Company (Series A Preferred Stock)
3.1.3###	Articles Supplementary of the Company (Series C Junior Participating Preferred Stock)
3.1.4*******	Articles Supplementary of the Company (Series D Preferred Stock)
3.1.5******#	Articles Supplementary of the Company (reclassification of shares)
3.2**#####	Amended and Restated Bylaws of the Company (February 8, 2007)
4.1*****	Form of Common Stock Certificate
4.2******	Form of Preferred Stock Certificate (Series A Preferred Stock)
4.2.1*****	Form of Preferred Stock/Right Certificate (Series C Junior Participating Preferred Stock)
4.2.2********#	Form of Preferred Stock Certificate (Series D Preferred Stock)
4.3*****
Agreement dated as of November 10, 1998 between the Company and Computershare Investor Services, as successor to EquiServe Trust Company, N.A., as successor to First Chicago Trust Company of New York, as Rights Agent
10.1********	Amended and Restated Limited Partnership Agreement for the Operating Partnership dated as of March 16, 1994
10.1.1****	Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated June 27, 1997
10.1.2******	Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated November 16, 1997
10.1.3******	Fourth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated February 25, 1998
10.1.4******	Fifth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated February 26, 1998

144     The Macerich Company

10.1.5###	Sixth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated June 17, 1998
10.1.6###	Seventh Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated December 23, 1998
10.1.7#######	Eighth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated November 9, 2000
10.1.8*******	Ninth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated July 26, 2002
10.1.9	Tenth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated October 26, 2006
10.1.10**###	Form of Eleventh Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership
10.2	Form of Termination of Employment Agreement dated as of October 26, 2006
10.2.1	List of Omitted Termination of Employment Agreements
10.2.2	Employment Agreement between the Company and Tony Grossi dated November 1, 2006
10.2.3**#	Separation Agreement between the Company and David Contis dated October 5, 2006
10.3******	Amended and Restated 1994 Incentive Plan
10.3.1########	Amendment to the Amended and Restated 1994 Incentive Plan dated as of March 31, 2001
10.3.2*******#	Amendment to the Amended and Restated 1994 Incentive Plan (October 29, 2003)
10.3.3####	1999 Cash Bonus/Restricted Stock Program and Stock Unit Program under the Amended and Restated 1994 Incentive Plan (including the forms of the Award Agreements)
10.4#	1994 Eligible Directors' Stock Option Plan
10.4.1*******#	Amendment to 1994 Eligible Directors Stock Option Plan (October 29, 2003)
10.5*******#	Amended and Restated Deferred Compensation Plan for Executives (2003)
10.5.1**##	2005 Deferred Compensation Plan for Executives
10.6*******#	Amended and Restated Deferred Compensation Plan for Senior Executives (2003)
10.6.1**##	2005 Deferred Compensation Plan for Senior Executives

The Macerich Company    145

10.7**##	Eligible Directors' Deferred Compensation/Phantom Stock Plan (as amended and restated as of January 1, 2005)
10.8********	Executive Officer Salary Deferral Plan
10.8.1*******#	Amendment Nos. 1 and 2 to Executive Officer Salary Deferral Plan
10.8.2**##	Amendment No. 3 to Executive Officer Salary Deferral Plan
10.9********	Registration Rights Agreement, dated as of March 16, 1994, between the Company and The Northwestern Mutual Life Insurance Company
10.10********	Registration Rights Agreement, dated as of March 16, 1994, among the Company and Mace Siegel, Dana K. Anderson, Arthur M. Coppola and Edward C. Coppola
10.11********	Registration Rights Agreement, dated as of March 16, 1994, among the Company, Richard M. Cohen and MRII Associates
10.12******	Registration Rights Agreement dated as of February 25, 1998 between the Company and Security Capital Preferred Growth Incorporated
10.13********	Incidental Registration Rights Agreement dated March 16, 1994
10.14******	Incidental Registration Rights Agreement dated as of July 21, 1994
10.15******	Incidental Registration Rights Agreement dated as of August 15, 1995
10.16******	Incidental Registration Rights Agreement dated as of December 21, 1995
10.17******	List of Omitted Incidental/Demand Registration Rights Agreements
10.18###	Redemption, Registration Rights and Lock-Up Agreement dated as of July 24, 1998 between the Company and Harry S. Newman, Jr. and LeRoy H. Brettin
10.19********	Indemnification Agreement, dated as of March 16, 1994, between the Company and Mace Siegel
10.19.1********	List of Omitted Indemnification Agreements
10.20*******	Form of Registration Rights Agreement with Series D Preferred Unit Holders
10.20.1*******	List of Omitted Registration Rights Agreements
10.21**###
$650,000,000 Interim Loan Facility and $450,000,000 Term Loan Facility Credit Agreement dated as of April 25, 2005 among the Operating Partnership, the Company, Macerich WRLP Corp., Macerich WRLP LLC, Macerich WRLP II Corp., Macerich WRLP II LP, Macerich TWC II Corp., Macerich TWC II LLC, Macerich Walleye LLC, IMI Walleye LLC, Walleye Retail Investments LLC, Deutsche Bank Trust Company Americas and various lenders

146     The Macerich Company

10.21.1**######
First Amendment to $450,000,000 Term Loan Facility Credit Agreement dated as of July 20, 2006 among the Operating Partnership, the Company, Macerich WRLP Corp., Macerich WRLP LLC, Macerich WRLP II Corp., Macerich WRLP II LP, Macerich TWC II Corp., Macerich TWC II LLC, Macerich Walleye LLC, IMI Walleye LLC, Walleye Retail Investments LLC, the agent and various lenders party thereto
10.22**######
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
Amended and Restated $250,000,000 Term Loan Facility Credit Agreement dated as of April 25, 2005 among the Operating Partnership, the Company, Macerich WRLP Corp., Macerich WRLP LLC, Macerich WRLP II Corp., Macerich WRLP II LP, Macerich TWC II Corp., Macerich TWC II LLC, Macerich Walleye LLC, IMI Walleye LLC, Walleye Retail Investments LLC, Deutsche Bank Trust Company Americas and various lenders
10.22.2**######
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
10.23##	Form of Incidental Registration Rights Agreement between the Company and various investors dated as of July 26, 2002
10.23.1##	List of Omitted Incidental Registration Rights Agreements
10.24*#	Tax Matters Agreement dated as of July 26, 2002 between The Macerich Partnership L.P. and the Protected Partners
10.24.1**###	Tax Matters Agreement (Wilmorite)
10.25#######	2000 Incentive Plan effective as of November 9, 2000 (including 2000 Cash Bonus/Restricted Stock Program and Stock Unit Program and Award Agreements)
10.25.1########	Amendment to the 2000 Incentive Plan dated March 31, 2001
10.25.2*******#	Amendment to 2000 Incentive Plan (October 29, 2003)
10.26#######	Form of Stock Option Agreements under the 2000 Incentive Plan

The Macerich Company    147

10.27****#	2003 Equity Incentive Plan
10.27.1*******#	Amendment to 2003 Equity Incentive Plan (October 29, 2003)
10.27.2****#	2003 Cash Bonus/Restricted Stock and Stock Unit Award Program under the 2003 Equity Incentive Plan
10.28*****#	Form of Restricted Stock Award Agreement under 2003 Equity Incentive Plan
10.29*****#	Form of Stock Unit Award Agreement under 2003 Equity Incentive Plan
10.30*****#	Form of Employee Stock Option Agreement under 2003 Equity Incentive Plan
10.31*****#	Form of Non-Qualified Stock Option Grant under 2003 Equity Incentive Plan
10.32***#	Form of Restricted Stock Award Agreement for Non-Management Directors
10.32.1	Form of LTIP Award Agreement under 2003 Equity Incentive Plan
10.33****#	Employee Stock Purchase Plan
10.33.1*****#	Amendment 2003-1 to Employee Stock Purchase Plan (October 29, 2003)
10.34	Form of Management Continuity Agreement
10.34.1	List of Omitted Management Continuity Agreements
10.35*******#	Indemnification Agreement between the Company and Mace Siegel dated October 29, 2003
10.35.1	List of Omitted Indemnification Agreements
10.36*******#
Registration Rights Agreement dated as of December 18, 2003 by the Operating Partnership, the Company and Taubman Realty Group Limited Partnership (Registration rights assigned by Taubman to three assignees).
10.37******	Partnership Agreement of S.M. Portfolio Ltd. Partnership
10.38**###	2005 Amended and Restated Agreement of Limited Partnership of MACWH, LP dated as of April 25, 2005
10.39**###	Registration Rights Agreement dated as of April 25, 2005 among the Company and the persons names on Exhibit A thereto
10.40**####	Description of Director and Executive Compensation Arrangements
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm (Deloitte and Touche LLP)
23.2	Consent of Independent Registered Public Accounting Firm (KPMG LLP)
31.1	Section 302 Certification of Arthur Coppola, Chief Executive Officer

148     The Macerich Company

31.2	Section 302 Certification of Thomas O'Hern, Chief Financial Officer
32.1	Section 906 Certifications of Arthur Coppola and Thomas O'Hern
99.1**#######	Guidelines on Corporate Governance (as amended on April 27, 2006)

*	Previously filed as an exhibit to the Company's Registration Statement on Form S-11, as amended (No. 33-68964), and incorporated herein by reference.
**	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date May 30, 1995, and incorporated herein by reference.
***	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date February 25, 1998, and incorporated herein by reference.
****	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date June 20, 1997, and incorporated herein by reference.
*****	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date November 10, 1998, as amended, and incorporated herein by reference.
******	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.
*******	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date July 26, 2002 and incorporated herein by reference.
********	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
#	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference.
##	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 2002, and incorporated herein by reference.
###	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.
####	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.
#####	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, and incorporated herein by reference.
######	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.
#######	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

The Macerich Company    149

########	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference.
*#	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.
**#	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date October 5, 2006, and incorporated herein by reference.
***#	Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
****#	Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference.
*****#	Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.
******#	Previously filed as an Exhibit to the Company's Registration Statement on Form S-3, as amended (No. 333-88718), and incorporated herein by reference.
*******#	Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
********#	Previously filed as an Exhibit to the Company's Registration Statement on Form S-3 (No. 333-107063), and incorporated herein by reference.
**##	Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
**###	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date April 25, 2005, and incorporated herein by reference.
**####	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date January 26, 2006, and incorporated herein by reference.
**#####	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date February 8, 2007, and incorporated herein by reference.
**######	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date July 20, 2006, and incorporated herein by reference.
**#######	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date April 27, 2006, and incorporated herein by reference.

150     The Macerich Company

QuickLinks

Part I
Item 1. Business
The Shopping Center Industry
Business of the Company
Item 1A. Risk Factors
Item 1B. Unresolved Staff Comments
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Securities Holders
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Performance Graph
Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Overview and Summary
Critical Accounting Policies
Results of Operations
Comparison of Years Ended December 31, 2006 and 2005
Comparison of Years Ended December 31, 2005 and 2004
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9A(T). Controls and Procedures
Item 9B. Other Information
Part III
Item 10. Directors and Executive Officers and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item 14. Principal Accountant Fees and Services
PART IV
Item 15. Exhibits and Financial Statement Schedules
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures as of December 31
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
SIGNATURES
EXHIBIT INDEX