Form 10-Q
period 2007-03-31
MACERICH CO
filed 2007-05-08
CIK 912242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

YES  ☐           NO  ☒

Number of shares outstanding of the registrant’s common stock, as of May 3, 2007 Common Stock, par value $.01 per share: 71,677,344 shares

THE MACERICH COMPANY

FORM 10-Q

THE MACERICH COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS:
Property, net	$5,806,357	$5,755,283
Cash and cash equivalents	47,945	269,435
Restricted cash	68,727	66,376
Marketable securities	29,783	30,019
Tenant receivables, net	110,022	117,855
Deferred charges and other assets, net	334,766	307,825
Loans to unconsolidated joint ventures	543	708
Due from affiliates	5,639	4,282
Investments in unconsolidated joint ventures	987,435	1,010,380
Total assets	$7,391,217	$7,562,163

LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS’ EQUITY:
Mortgage notes payable:
Related parties	$150,432	$151,311
Others	2,977,036	3,179,787
Total	3,127,468	3,331,098
Bank and other notes payable	1,870,711	1,662,781
Accounts payable and accrued expenses	72,995	86,127
Other accrued liabilities	241,183	212,249
Preferred stock dividends payable	6,199	6,199
Total liabilities	5,318,556	5,298,454
Minority interest	352,465	387,183
Commitments and contingencies
Class A participating convertible preferred units	213,786	213,786
Class A non-participating convertible preferred units	16,459	21,501
Series A cumulative convertible redeemable preferred stock, $.01 par value, 3,627,131 shares authorized, issued and outstanding at March 31, 2007 and December 31, 2006, respectively	98,934	98,934
Common stockholders’ equity:
Common stock, $.01 par value, 145,000,000 shares authorized, 71,449,716 and 71,567,908 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	715	716
Additional paid-in capital	1,618,303	1,717,498
Accumulated deficit	(226,886)	(178,249)
Accumulated other comprehensive (loss) income	(1,115)	2,340
Total common stockholders’ equity	1,391,017	1,542,305
Total liabilities, preferred stock and common stockholders’ equity	$7,391,217	$7,562,163

The accompanying notes are an integral part of these financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months
	Ended March 31,
	2007	2006
Revenues:
Minimum rents	$123,985	$122,089
Percentage rents	3,767	2,372
Tenant recoveries	67,654	62,341
Management Companies	8,754	7,257
Other	7,511	6,633
Total revenues	211,671	200,692
Expenses:
Shopping center and operating expenses	68,622	61,845
Management Companies’ operating expenses	17,755	14,714
REIT general and administrative expenses	5,373	3,698
Depreciation and amortization	57,087	59,409
	148,837	139,666
Interest expense:
Related parties	2,651	2,698
Other	64,904	66,083
	67,555	68,781
Total expenses	216,392	208,447
Minority interest in consolidated joint ventures	(1,491)	(463)
Equity in income of unconsolidated joint ventures	14,483	21,016
Income tax benefit	120	533
Gain (loss) on sale of assets	1,752	(502)
Loss on early extinguishment of debt	(878)	(1,782)
Income from continuing operations	9,265	11,047
Discontinued operations:
Loss on sale of assets	(289)	—
Income from discontinued operations	179	3,836
Total (loss) income from discontinued operations	(110)	3,836
Income before minority interest and preferred dividends	9,155	14,883
Less: minority interest in Operating Partnership	467	1,460
Net income	8,688	13,423
Less: preferred dividends	6,122	5,970
Net income available to common stockholders	$2,566	$7,453

Earnings per common share - basic:
Income from continuing operations	$0.04	$0.06
Discontinued operations	—	0.05
Net income	$0.04	$0.11
Earnings per common share - diluted:
Income from continuing operations	$0.04	$0.06
Discontinued operations	—	0.05
Net income	$0.04	$0.11
Weighted average number of common shares outstanding:
Basic	71,669,000	68,738,000
Diluted	85,034,000	82,518,000

The accompanying notes are an integral part of these financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

(Unaudited)

					Accumulated	Total
	Common Stock		Additional		Other	Common
		Par	Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Capital	Deficit	Income (loss)	Equity
Balance January 1, 2007	71,567,908	$716	$1,717,498	$(178,249)	$2,340	$1,542,305
Comprehensive income:
Net income	—	—	—	8,688	—	8,688
Reclassification of deferred losses	—	—	—	—	238	238
Interest rate swap/cap agreements	—	—	—	—	(3,693)	(3,693)
Total comprehensive income	—	—	—	8,688	(3,455)	5,233
Amortization of share and unit-based plans	212,085	2	4,824	—	—	4,826
Exercise of stock options	9,500	—	274	—	—	274
Employee stock purchases	4,099	—	259	—	—	259
Distributions paid ($0.71) per share	—	—	—	(51,203)	—	(51,203)
Preferred dividends	—	—	—	(6,122)	—	(6,122)
Conversion of Operating Partnership units and Class A non-participating convertible preferred units	463,124	5	16,910	—	—	16,915
Repurchase of common shares	(807,000)	(8)	(74,962)	—	—	(74,970)
Capped Calls on convertible senior notes	—	—	(59,850)	—	—	(59,850)
Change in accounting principle due to adoption of FIN 48	—	—	(1,574)	—	—	(1,574)
Adjustment to reflect minority interest on a pro rata basis for period end ownership percentage of Operating Partnership units	—	—	14,924	—	—	14,924
Balance March 31, 2007	71,449,716	$715	$1,618,303	$(226,886)	$(1,115)	$1,391,017

The accompanying notes are an integral part of these financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Three Months
	Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income available to common stockholders	$2,566	$7,453
Preferred dividends	6,122	5,970
Net income	8,688	13,423
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt	878	1,782
(Gain) loss on sale of assets	(1,752)	502
Loss on sale of discontinued operations	289	—
Depreciation and amortization	57,085	63,537
Amortization of net premium on mortgage and bank and other notes payable	(2,771)	(3,333)
Amortization of share and unit-based plans	3,393	2,479
Minority interest in Operating Partnership	467	1,460
Minority interest in consolidated joint ventures	1,491	463
Equity in income of unconsolidated joint ventures	(14,483)	(21,016)
Distributions of income from unconsolidated joint ventures	285	772
Changes in assets and liabilities, net of acquisitions:
Tenant receivables, net	7,833	8,337
Other assets	(14,011)	3,639
Accounts payable and accrued expenses	(11,211)	(10,203)
Due from affiliates	(1,357)	(196)
Other accrued liabilities	21,470	(10,055)
Net cash provided by operating activities	56,294	51,591
Cash flows from investing activities:
Acquisitions of property, development, redevelopment and property improvements	(105,618)	(262,672)
Issuance of note receivable	—	(10,000)
Maturities of marketable securities	322	—
Deferred leasing costs	(8,873)	(6,533)
Distributions from unconsolidated joint ventures	42,789	24,199
Contributions to unconsolidated joint ventures	(9,309)	(2,871)
Repayments of loans to unconsolidated joint ventures	165	228
Proceeds from sale of assets	5,768	155
Restricted cash	(2,351)	(3,856)
Net cash used in investing activities	(77,107)	(261,350)
Cash flows from financing activities:
Proceeds from mortgages and bank and other notes payable	1,172,263	312,845
Payments on mortgages and bank and other notes payable	(1,174,540)	(871,844)
Deferred financing costs	(504)	(900)
Purchase of Capped Calls	(59,850)	—
Repurchase of common stock	(74,970)	—
Proceeds from share-based plans	533	26
Net proceeds from stock offering	—	746,809
Dividends and distributions	(57,487)	(59,512)
Dividends to preferred stockholders / preferred unit holders	(6,122)	(5,970)
Net cash (used in) provided by financing activities	(200,677)	121,454
Net decrease in cash	(221,490)	(88,305)
Cash and cash equivalents, beginning of period	269,435	155,113
Cash and cash equivalents, end of period	$47,945	$66,808
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$81,163	$79,215
Non-cash transactions:
Increase in other accrued liabilities and additional paid-in capital recorded upon adoption of FIN 48	$1,574	$—
Reclassification from other accrued liabilities to additional paid-in capital upon adoption of SFAS No. 123(R)	$—	$6,000
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$23,987	$6,112

The accompanying notes are an integral part of these financial statements.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

1.             Organization:

The Macerich Company (the “Company”) is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community shopping centers (the “Centers”) located throughout the United States.

The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of March 31, 2007, the Company is the sole general partner of and holds an 85% ownership interest in The Macerich Partnership, L.P. (the “Operating Partnership”). The interests in the Operating Partnership are known as OP Units. OP Units not held by the Company are redeemable, subject to certain restrictions, on a one-for-one basis for the Company’s common stock or cash at the Company’s option.

The Company is organized to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended. The 15% limited partnership interest of the Operating Partnership not owned by the Company is reflected in these financial statements as minority interest in the Operating Partnership.

The property management, leasing and redevelopment of the Company’s portfolio is provided by the Company’s management companies, Macerich Property Management Company, LLC, (“MPMC, LLC”) a single member Delaware limited liability company, Macerich Management Company (“MMC”), a California corporation, Westcor Partners, L.L.C., a single member Arizona limited liability company, Macerich Westcor Management LLC, a single member Delaware limited liability company, Westcor Partners of Colorado, LLC, a Colorado limited liability company, MACW Mall Management, Inc., a New York corporation and MACW Property Management, LLC, a single member New York limited liability company.  The two MACW management companies are collectively referred to herein as the “Wilmorite Management Companies.”  The three Westcor management companies are collectively referred to herein as the “Westcor Management Companies.”  All seven of the management companies are collectively referred to herein as the “Management Companies.”

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

The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The accompanying consolidated balance sheet as of December 31, 2006 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Recent Accounting Pronouncements:

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards  (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments – An Amendment of FASB Statements No. 133 and 140.” This statement amended SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement also established a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. The adoption of this statement on January 1, 2007, did not have a material effect on the Company’s results of operations or financial condition.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of previously recognized income tax benefits, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted this statement on January 1, 2007.  See Note 18 – Income Taxes, for the impact of the adoption of FIN 48 on the results of operations and financial condition.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108.  SAB No. 108 establishes a framework for quantifying materiality of financial statement misstatements.  The adoption of SAB No. 108 on January 1, 2007, did not have a material impact on the Company’s consolidated results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.”  SFAS No. 159 allows for the measurement of many financial instruments and certain other items at fair value.  The Company is required to adopt SFAS No. 159 for fiscal year 2008.  The Company is currently evaluating the impact of adoption of this statement on its results of operations and financial condition.

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

3.              Earnings per Share:

The computation of basic earnings per share (“EPS”) is based on net income and the weighted average number of common shares outstanding for the three months ended March 31, 2007 and 2006.  The computation of diluted earnings per share includes the effect of dilutive securities using the “if-converted” method and the dilutive effect of employee stock options calculated using the treasury stock method.  The OP Units and MACWHLP common units not held by the Company have been included in the diluted EPS since they may be redeemable on a one-for-one basis for common stock, at the Company’s option.  The following table computes the basic and diluted earnings per share calculation (dollars and shares in thousands):

	For the Three Months Ended March 31,
	2007			2006
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Net income	$8,688			$13,423
Less: Preferred dividends (1)	6,122			5,970

Basic EPS:
Net income available to common stockholders	2,566	71,669	$0.04	7,453	68,738	$0.11

Diluted EPS:
Conversion of partnership units	467	13,053		1,460	13,485
Employee stock options	—	312		—	295
Net income available to common stockholders	$3,033	85,034	$0.04	$8,913	82,518	$0.11

(1) Preferred dividends include convertible preferred unit dividends of $3,547 and $3,503 for the three months ended March 31, 2007 and 2006, respectively.

The minority interest in the Operating Partnership as reflected in the Company’s consolidated statements of operations has been allocated for EPS calculations as follows:

	For the Three Months Ended
	March 31,
	2007	2006
Income from continuing operations	$485	$831
Discontinued operations:
Loss on sale of assets	(44)	—
Income from discontinued operations	26	629
Total	$467	$1,460

4.              Investments in Unconsolidated Joint Ventures:

The following are the Company’s investments in unconsolidated joint ventures.  The Operating Partnership’s interest in each joint venture property as of March 31, 2007 was as follows:

Partnership’s
Joint Venture	Ownership % (1)
Biltmore Shopping Center Partners LLC	50.0%
Camelback Colonnade SPE LLC	75.0%
Chandler Festival SPE, LLC	50.0%
Chandler Gateway SPE LLC	50.0%
Chandler Village Center, LLC	50.0%
Coolidge Holding LLC	37.5%
Corte Madera Village, LLC	50.1%
Desert Sky Mall—Tenants in Common	50.0%
East Mesa Land, L.L.C.	50.0%
East Mesa Mall, L.L.C.—Superstition Springs Center	33.3%
Jaren Associates #4	12.5%
Kierland Tower Lofts, LLC	15.0%
Macerich Northwestern Associates	50.0%
MetroRising AMS Holding LLC	15.0%
New River Associates—Arrowhead Towne Center	33.3%
NorthPark Land Partners, LP	50.0%
NorthPark Partners, LP	50.0%
Pacific Premier Retail Trust	51.0%
PHXAZ/Kierland Commons, L.L.C.	24.5%
Propcor Associates	25.0%
Propcor II Associates, LLC—Boulevard Shops	50.0%
SanTan Village Phase 2 LLC	34.9%
Scottsdale Fashion Square Partnership	50.0%
SDG Macerich Properties, L.P.	50.0%
The Market at Estrella Falls LLC	35.1%
Tysons Corner Holdings LLC	50.0%
Tysons Corner LLC	50.0%
Tysons Corner Property Holdings II LLC	50.0%
Tysons Corner Property Holdings LLC	50.0%
Tysons Corner Property LLC	50.0%
W.M. Inland, L.L.C.	50.0%
West Acres Development, LLP	19.0%
Westcor/Gilbert, L.L.C.	50.0%
Westcor/Goodyear, L.L.C.	50.0%
Westcor/Queen Creek Commercial LLC	37.6%
Westcor/Queen Creek LLC	37.6%
Westcor/Queen Creek Medical LLC	37.6%
Westcor/Queen Creek Residential LLC	37.6%
Westcor/Surprise Auto Park LLC	33.3%
Westcor/Surprise LLC	33.3%
Westlinc Associates—Hilton Village	50.0%
Westpen Associates	50.0%
WM Ridgmar, L.P.	50.0%

(1)   The Operating Partnership’s ownership interest in this table reflects its legal ownership interest but may not reflect its economic interest since each joint venture has various agreements regarding cash flow, profits and losses, allocations, capital requirements and other matters.

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

Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures:

	March 31,	December 31,
	2007	2006
Assets (1):
Properties, net	$4,228,955	$4,251,765
Other assets	444,893	429,028
Total assets	$4,673,848	$4,680,793

Liabilities and partners’ capital (1):
Mortgage notes payable(2)	$3,543,193	$3,515,154
Other liabilities	156,415	140,889
The Company’s capital(3)	538,642	559,172
Outside partners’ capital	435,598	465,578
Total liabilities and partners’ capital	$4,673,848	$4,680,793

(1)   These amounts include the assets and liabilities of the following significant joint ventures:

		Pacific
	SDG	Premier	Tysons
	Macerich	Retail	Corner
	Properties, L.P.	Trust	LLC

As of March 31, 2007:

Total Assets	$902,312	$1,023,991	$644,762
Total Liabilities	$823,419	$848,770	$370,888

As of December 31, 2006:

Total Assets	$924,720	$1,027,132	$644,545
Total Liabilities	$823,327	$848,070	$371,360

(2)   Certain joint ventures have debt that could become recourse debt to the Company should the joint venture be unable to discharge the obligations of the related debt. As of March 31, 2007 and December 31, 2006, the total amount of debt that could become recourse to the Company was $8,600 and $8,570, respectively.

(3)   The Company’s investment in unconsolidated joint ventures was $448,793 and $451,208 more than the underlying equity as reflected in the joint ventures’ financial statements as of March 31, 2007 and December 31, 2006, respectively. This represents the difference between the cost of the investment and the book value of the underlying equity of the joint venture. The Company is amortizing this difference into income on a straight-line basis, consistent with the depreciable lives on property. The amortization of this difference was $3,407 and $3,583 for the three months ended March 31, 2007 and 2006, respectively.

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	SDG	Pacific	Tysons	Other
	Macerich	Premier	Corner	Joint
	Properties, L.P.	Retail Trust	LLC	Ventures	Total
Three Months Ended March 31, 2007
Revenues:
Minimum rents	$23,149	$30,885	$15,946	$59,825	$129,805
Percentage rents	1,213	1,585	(43)	1,967	4,722
Tenant recoveries	11,961	12,020	8,252	29,514	61,747
Other	941	957	430	3,584	5,912
Total revenues	37,264	45,447	24,585	94,890	202,186
Expenses:
Shopping center and operating expenses	14,799	12,432	6,250	32,854	66,335
Interest expense	11,470	12,288	4,197	25,640	53,595
Depreciation and amortization	7,263	7,583	5,264	26,068	46,178
Total operating expenses	33,532	32,303	15,711	84,562	166,108
Loss on sale of assets	(4,764)	—	—	—	(4,764)
Net income	$(1,032)	$13,144	$8,874	$10,328	$31,314
Company’s equity in net income	$(516)	$6,693	$3,353	$4,953	$14,483

Three Months Ended March 31, 2006
Revenues:
Minimum rents	$24,024	$31,377	$14,327	$50,058	$119,786
Percentage rents	1,109	1,637	275	2,375	5,396
Tenant recoveries	11,620	11,509	7,284	27,134	57,547
Other	797	862	456	5,333	7,448
Total revenues	37,550	45,385	22,342	84,900	190,177
Expenses:
Shopping center and operating expenses	14,616	12,071	6,460	29,009	62,156
Interest expense	9,170	12,824	4,375	16,458	42,827
Depreciation and amortization	7,367	7,157	5,364	16,434	36,322
Total operating expenses	31,153	32,052	16,199	61,901	141,305
Net income	$6,397	$13,333	$6,143	$22,999	$48,872
Company’s equity in net income	$3,198	$6,713	$2,507	$8,598	$21,016

Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company. Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life (“NML”) of $130,633 and $132,170 as of March 31, 2007 and December 31, 2006, respectively. NML is considered a related party because it is a joint venture partner with the Company in Macerich Northwestern Associates. Interest expense incurred on these borrowings amounted to $2,179 and $2,276 for the three months ended March 31, 2007 and 2006, respectively.

5.          Derivative Instruments and Hedging Activities

The Company recognizes and measures all derivatives in the consolidated financial statements at fair value. The Company uses derivative financial instruments in the normal course of business to manage or reduce its exposure to adverse fluctuations in interest rates. The Company designs its hedges to be effective in reducing the risk exposure that they are designated to hedge. Any instrument that meets the cash flow hedging criteria in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” is formally designated as a cash flow hedge at the inception of the derivative contract. On an ongoing quarterly basis, the Company adjusts its balance sheet to reflect the current fair value of its derivatives.  To the extent they are effective, changes in fair value of derivatives are recorded in comprehensive income (loss).  Ineffective portions, if any, are included in net income.  No ineffectiveness was recorded in net income during the three months ended March 31, 2007 or 2006.  If any derivative instrument used for risk management does not meet the hedging criteria, it is marked-to-market each period in the consolidated statements of operations. As of March 31, 2007, one of the Company’s derivative instruments was not designated as a cash flow hedge.  Changes in the market value of this derivative instrument will be recorded in the consolidated statements of operations.

As of March 31, 2007 and December 31, 2006, the Company had $1,014 and $1,252, respectively, reflected in other comprehensive (loss) income related to treasury rate locks settled in prior years. The Company reclassified $238 and $332 for the three months ended March 31, 2007 and 2006, respectively, related to treasury rate lock transactions settled in prior years from accumulated other comprehensive (loss) income to earnings. It is anticipated that an additional $729 will be reclassified during the remainder of the current year.

Interest rate swap and cap agreements are purchased by the Company from third parties to manage the risk of interest rate changes on some of the Company’s floating rate debt. Payments received as a result of these agreements are recorded as a reduction of interest expense. The fair value of the instrument is included in deferred charges and other assets if the fair value is an asset or in other accrued liabilities if the fair value is a deficit. The Company recorded other comprehensive (loss) income of ($3,693) and $6,584 related to the marking-to-market of interest rate swap/cap agreements for the three months ended March 31, 2007 and 2006, respectively. The amount expected to be reclassified to interest expense in the next 12 months will be immaterial.

6.              Property:

Property consists of the following:

	March 31,	December 31,
	2007	2006
Land	$1,155,915	$1,147,464
Building improvements	4,747,943	4,743,960
Tenant improvements	242,503	231,210
Equipment and furnishings	83,501	82,456
Construction in progress	359,924	294,115
	6,589,786	6,499,205
Less accumulated depreciation	(783,429)	(743,922)
	$5,806,357	$5,755,283

Depreciation expense for the three months ended March 31, 2007 and 2006 was $42,567 and $42,822, respectively.

The Company recognized a gain (loss) on the sale of equipment and furnishings and tenant improvements of $33 and ($623) during the three months ended March 31, 2007 and 2006, respectively.  In addition, the Company recognized a gain on the sale of land of $1,719 and $121 during the three months ended March 31, 2007 and 2006, respectively.

7.              Marketable Securities:

Marketable securities consist of the following:

	March 31,	December 31,
	2007	2006
Government debt securities, at par value	$31,544	31,866
Less discount	(1,761)	(1,847)
	29,783	30,019
Unrealized gain	711	514
Fair value	$30,494	30,533

Future contractual maturities of marketable securities at March 31, 2007 are as follows:

1 year or less	$1,192
1 to 5 years	3,843
5 to 10 year	26,509
$31,544

The proceeds from maturities and interest receipts from the marketable securities are restricted to the service of the $28,127 note on which the Company remains obligated following the sale of Greeley Mall on July 27, 2006 (See Note 10 – Bank and Other Notes Payable).

8.              Deferred Charges And Other Assets:

Deferred charges and other assets are summarized as follows:

	March 31,	December 31,
	2007	2006
Leasing	$92,098	$115,657
Financing	45,855	40,906
Intangible assets resulting from SFAS No. 141 allocations:
In-place lease values	209,716	207,023
Leasing commissions and legal costs	36,707	36,177
	384,376	399,763
Less accumulated amortization (1)	(140,220)	(171,073)
	244,156	228,690
Other assets	90,610	79,135
	$334,766	$307,825

(1)       Accumulated amortization includes $86,043 and $86,172 relating to intangibles resulting from SFAS No. 141 allocations at March 31, 2007 and December 31, 2006, respectively.

The allocated values of above market leases included in “Other assets” and the below market leases included in “Other accrued liabilities”, related to SFAS No. 141, consist of the following:

	March 31,	December 31,
	2007	2006
Above Market Leases
Original allocated value	$65,752	$64,718
Less accumulated amortization	(31,920)	(36,058)
	$33,832	$28,660
Below Market Leases
Original allocated value	$156,667	$150,300
Less accumulated amortization	(78,306)	(77,261)
	$78,361	$73,039

9.     Mortgage Notes Payable:

Mortgage notes payable consist of the following:

	Carrying Amount of Mortgage Notes (a)					Monthly
	March 31, 2007		December 31, 2006		Interest	Payment	Maturity
Property Pledged as Collateral	Other	Related Party	Other	Related Party	Rate	Term (b)	Date
Borgata	$14,746	$—	$14,885	$—	5.39%	$115	2007
Capitola Mall	—	40,578	—	40,999	7.13%	380	2011
Carmel Plaza	26,565	—	26,674	—	8.18%	202	2009
Casa Grande (c)	6,429	—	7,304	—	6.72%	43	2009
Chandler Fashion Center	172,141	—	172,904	—	5.48%	1,043	2012
Chesterfield Towne Center (d)	56,804	—	57,155	—	9.07%	548	2024
Danbury Fair Mall	181,259	—	182,877	—	4.64%	1,225	2011
Deptford Mall (e)	100,000	—	100,000	—	5.44%	453	2013
Eastview Commons	9,039	—	9,117	—	5.46%	66	2010
Eastview Mall	102,395	—	102,873	—	5.10%	592	2014
Fiesta Mall	84,000	—	84,000	—	4.88%	346	2015
Flagstaff Mall	37,000	—	37,000	—	4.97%	155	2015
FlatIron Crossing	190,234	—	191,046	—	5.23%	1,102	2013
Freehold Raceway Mall	182,025	—	183,505	—	4.68%	1,184	2011
Fresno Fashion Fair	64,335	—	64,595	—	6.52%	437	2008
Great Northern Mall	40,778	—	40,947	—	5.19%	224	2013
Greece Ridge Center (f)	72,000	—	72,000	—	5.97%	358	2007
La Cumbre Plaza (g)	30,000	—	30,000	—	6.20%	155	2007
La Encantada (h)	—	—	51,000	—	7.08%	—	—
Marketplace Mall	40,196	—	40,473	—	5.30%	267	2017
Northridge Mall (i)	82,172	—	82,514	—	4.84%	453	2009
Oaks, The (j)	—	—	92,000	—	5.37%	—	—
Pacific View	89,897	—	90,231	—	7.16%	648	2011
Panorama Mall (k)	50,000	—	50,000	—	6.16%	257	2010
Paradise Valley Mall (l)	—	—	74,990	—	5.89%	—	—
Paradise Valley Mall	21,928	—	22,154	—	5.89%	183	2009
Pittsford Plaza	25,112	—	25,278	—	5.02%	160	2013
Prescott Gateway	60,000	—	60,000	—	5.78%	289	2011
Queens Center	91,648	—	92,039	—	6.88%	633	2009
Queens Center	109,855	109,854	110,313	110,312	7.00%	1,501	2013
Rimrock Mall	43,301	—	43,452	—	7.45%	320	2011
Salisbury, Center at	115,000	—	115,000	—	5.79%	555	2016
Santa Monica Place	79,795	—	80,073	—	7.70%	606	2010
Shoppingtown Mall	45,819	—	46,217	—	5.01%	319	2011
South Plains Mall	59,435	—	59,681	—	8.22%	454	2009
South Towne Center	64,000	—	64,000	—	6.61%	357	2008
Towne Mall	15,177	—	15,291	—	4.99%	101	2012
Twenty Ninth Street (m)	101,343	—	94,080	—	6.61%	558	2007
Valley River Center (n)	120,000	—	100,000	—	5.59%	559	2016
Valley View Center	125,000	—	125,000	—	5.72%	596	2011
Victor Valley, Mall of	52,120	—	52,429	—	4.60%	304	2008
Village Fair North	11,129	—	11,210	—	5.89%	82	2008
Vintage Faire Mall	65,126	—	65,363	—	7.89%	508	2010
Westside Pavilion	93,132	—	93,513	—	6.67%	628	2008
Wilton Mall	46,101	—	46,604	—	4.79%	349	2009
	$2,977,036	$150,432	$3,179,787	$151,311

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

Debt premiums (discounts) consist of the following:

	March 31,	December 31,
Property Pledged as Collateral	2007	2006
Borgata	$172	$245
Danbury Fair Mall	16,591	17,634
Eastview Commons	725	776
Eastview Mall	1,947	2,018
Freehold Raceway Mall	14,947	15,806
Great Northern Mall	(184)	(191)
Marketplace Mall	1,772	1,813
Paradise Valley Mall	—	2
Paradise Valley Mall	612	685
Pittsford Plaza	983	1,025
Shoppingtown Mall	4,546	4,813
Towne Mall	535	558
Victor Valley, Mall of	296	377
Village Fair North	122	146
Wilton Mall	3,829	4,195
	$46,893	$49,902

(b)   This represents the monthly payment of principal and interest.

(c)    The construction loan allows for total borrowings of up to $110,000, and bears interest at LIBOR plus a spread of 1.20% to 1.40% depending on certain conditions.  The loan matures in August 2009, with two one-year extension options. At March 31, 2007 and December 31, 2006, the total interest rate was 6.72% and 6.75%, respectively.

(d)   In addition to monthly principal and interest payments, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property’s gross receipts exceeds a base amount. Contingent interest expense recognized by the Company was $78 and $70 for the three months ended March 31, 2007 and 2006, respectively.

(e)    The loan provides for additional borrowings of up to $72,500 during the period ending December 7, 2007, subject to certain conditions.

(f)       The floating rate loan bears interest at LIBOR plus 0.65%. The Company has stepped interest rate cap agreements over the term of the loan that effectively prevent LIBOR from exceeding 7.95%. At March 31, 2007 and December 31, 2006, the total interest rate was 5.97% and 6.0%, respectively.

(g)   The floating rate loan bears interest at LIBOR plus 0.88% and matures on August 9, 2007 with two one-year extensions. The Company has an interest rate cap agreement over the loan term which effectively prevents LIBOR from exceeding 7.12%. At March 31, 2007 and December 31, 2006, the total interest rate was 6.20% and 6.23%, respectively.

(h)   The loan was paid off in full on March 23, 2007.

(i)      The loan bore interest at LIBOR plus 2.0% for six months and then converted at January 1, 2005 to a fixed rate loan at 4.94%. The effective interest rate over the entire term is 4.84%.

(j)       The loan was paid off in full on February 2, 2007.

(k)   The floating rate loan bears interest at LIBOR plus 0.85% and matures in February 2010. There is an interest rate cap agreement on this loan which effectively prevents LIBOR from exceeding 6.65%. At March 31, 2007 and December 31, 2006, the total interest rate was 6.16% and 6.23%, respectively.

(l)      The loan was paid off in full on January 2, 2007.

(m)     The construction loan allows for total borrowings of up to $115,000, and bears interest at LIBOR plus a spread of 1.1% to 1.25% depending on certain conditions.  The loan matures in June 2007, with two one-year extension options. At March 31, 2007 and December 31, 2006, the total interest rate was 6.61% and 6.67%, respectively.

(n)   Concurrent with the acquisition of this property, the Company placed a $100,000 loan that bears interest at 5.58% and matures on February 16, 2016.  On January 23, 2007, the Company exercised an earn-out provision under the loan agreement and borrowed an additional $20,000 at a fixed rate of 5.64%. The total interest rate at March 31, 2007 and December 31, 2006, was 5.59% and 5.58%, respectively.

Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

Total interest expense capitalized during the three months ended March 31, 2007 and 2006 was $5,357 and $3,037, respectively.

Related party mortgage notes payable are amounts due to affiliates of NML.  See Note 11 – Related-Party Transactions, for interest expense associated with loans from NML.

The fair value of mortgage notes payable is estimated to be approximately $3,636,254 and $3,854,913, at March 31, 2007 and December 31, 2006, respectively, based on current interest rates for comparable loans.

10.       Bank and Other Notes Payable:

Bank and other notes payable consist of the following:

Convertible Senior Notes

On March 16, 2007, the Company issued $950,000 in convertible senior notes (“Senior Notes”) that are to mature on March 15, 2012.  The Senior Notes bear interest at 3.25%, payable semiannually, are senior unsecured debt of the Company and are guaranteed by the Operating Partnership.  Prior to December 14, 2011, upon the occurrence of certain specified events, the Senior Notes will be convertible at the option of holder into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the election of the Company, at an initial conversion rate of 8.9702 shares per $1 principal amount.  On and after December 15, 2011, the Senior Notes will be convertible at any time prior to the second business day preceding the maturity date at the option of the holder at the initial conversion rate. The initial conversion price of approximately $111.48 per share represents a 20% premium over the closing price of the Company’s common stock on March 12, 2007.  The initial conversion rate is subject to adjustment in certain circumstances.  Holders of the Senior Notes do not have the right to require the Company to repurchase the Senior Notes prior to maturity except in connection with the occurrence of certain fundamental change transactions.  The carrying value of the Senior Notes at March 31, 2007, includes an unamortized discount of $9,417 incurred at issuance and is amortized into interest expense over the term of the notes in a manner that approximates the effective interest method.  As of March 31, 2007, the effective interest rate was 3.48%.

In connection with the issuance of the Senior Notes, the Company purchased two capped calls (“Capped Calls”) from affiliates of the initial purchasers of the Senior Notes.  The Capped Calls effectively increased the conversion price of the Senior Notes to approximately $130.06, which represents a 40% premium to the March 12, 2007 closing price of $92.90 per common share of the Company. The Capped Calls are expected to generally reduce the potential dilution upon exchange of the Senior Notes in the event the market value per share of the Company’s common stock, as measured under the terms of the relevant settlement date, is greater than the strike price of the Capped Calls. If, however, the market value per share of the Company’s common stock exceeds $130.06 per common share then the dilution mitigation under the Capped Calls will be capped, which means there would be dilution from exchange of the Senior Notes to the extent that the market value per share of our common stock exceeds $130.06. The cost of the Capped Calls was approximately $59,850 and was recorded as a charge to “Additional paid-in capital”.

Line of Credit

The Company has a $1,500,000 revolving line of credit that matures on April 25, 2010 with a one-year extension option.  The interest rate fluctuates from LIBOR plus 1.0% to LIBOR plus 1.35% depending on the Company’s overall leverage. The Company has an interest rate swap agreement that effectively fixed the interest rate on $400,000 of the outstanding balance of the line of credit at 6.23% until April 25, 2011. As of March 31, 2007 and December 31, 2006, borrowings outstanding were $452,000 and $934,500 at an average interest rate, net of the $400,000 swapped portion, of 6.47% and 6.60%, respectively.

Term Notes

On May 13, 2003, the Company issued $250,000 in unsecured notes that were to mature in May 2007 with a one-year extension option and bore interest at LIBOR plus 2.50%.  These notes were repaid in full on March 16, 2007, from the proceeds of the Senior Notes offering. At December 31, 2006, all of the notes were outstanding at an interest rate of 6.94%.

On April 25, 2005, the Company obtained a five-year, $450,000 term loan bearing interest at LIBOR plus 1.50%. In November 2005, the Company entered into an interest rate swap agreement that effectively fixed the interest rate of the term loan at 6.30% from December 1, 2005 to April 25, 2010.  As of March 31, 2007 and December 31, 2006, the entire term loan was outstanding with an interest rate of 6.30%.

On July 27, 2006, concurrent with the sale of Greeley Mall (See Note 14 – Discontinued Operations), the Company provided marketable securities to replace Greeley Mall as collateral for the mortgage note payable on the property (See Note 7 – Marketable Securities).   As a result of this transaction, the debt has been reclassified to bank and other notes payable.  This note bears interest at 6.18% and matures in September 2013.  As of March 31, 2007 and December 31, 2006, the note had a balance outstanding of $28,127 and $28,281, respectively.

As of March 31, 2007 and December 31, 2006, the Company was in compliance with all applicable loan convenants.

11.       Related-Party Transactions:

Certain unconsolidated joint ventures have engaged the Management Companies to manage the operations of the Centers.  Under these arrangements, the Management Companies are reimbursed for compensation paid to on-site employees, leasing agents and project managers at the Centers, as well as insurance costs and other administrative expenses.

The following fees were charged to unconsolidated joint ventures:

	For the Three Months Ended
	March 31,
	2007	2006
Management Fees
MMC	$2,562	$3,011
Westcor Management Companies	1,603	1,664
Wilmorite Management Companies	428	343
	$4,593	$5,018

Development and Leasing Fees
MMC	$105	$258
Westcor Management Companies	1,676	756
Wilmorite Management Companies	28	47
	$1,809	$1,061

As of March 31, 2007 and December 31, 2006, the Company had loans to unconsolidated joint ventures of $543 and $708, respectively.  Interest income associated with these notes was $12 and $24 for the three months ended March 31, 2007 and 2006, respectively. These loans represent initial funds advanced to development stage projects prior to construction loan funding. Correspondingly, loan payables in the same amount have been accrued as an obligation by the various joint ventures.

Due from affiliates of $5,639 and $4,282 at March 31, 2007 and December 31, 2006, respectively, represents unreimbursed costs and fees due from unconsolidated joint ventures under management agreements.

Certain Company officers and affiliates have guaranteed mortgages of $21,750 at one of the Company’s joint venture properties.

12.       Stock Repurchase Program:

On March 16, 2007, the Company repurchased 807,000 shares for $74,970 concurrent with the Senior Notes offering (See Note 10 – Bank and Other Notes Payable).    These shares were repurchased pursuant to the Company’s stock repurchase program authorized by the Company’s Board of Directors on March 9, 2007.  This repurchase program is now ended, as the maximum shares allowed to be repurchased under the program has been reached.

13.       Acquisitions:

The following were acquisitions recently completed by the Company:

Valley River:

On February 1, 2006, the Company acquired Valley River Center, an 835,694 square foot super-regional mall in Eugene, Oregon. The total purchase price was $187,500 and concurrent with the acquisition, the Company placed a $100,000 ten-year loan on the property. The balance of the purchase price was funded by cash and borrowings under the Company’s line of credit. The results of Valley River Center’s operations have been included in the Company’s consolidated financial statements since the acquisition date.

Federated:

On July 26, 2006, the Company purchased 11 department stores located in 10 of its Centers from Federated Department Stores, Inc. for approximately $100,000.  The purchase price consisted of a $93,000 cash payment at closing and a $7,000 cash payment on March 29, 2007 paid in connection with a development work commitment by Federated.  The Company’s share of the purchase price of $81,043 was funded from the proceeds of sales of properties and from borrowings under the Company’s line of credit.  The balance of the purchase price was paid by the Company’s joint venture partners where four of the eleven stores are located.  The purchase price allocation included in the Company’s balance sheet as of March 31, 2007 and December 31, 2006 was based on information available at that time.

Deptford:

On December 1, 2006, the Company acquired Deptford Mall, a 1,039,840 square foot super-regional mall in Deptford, New Jersey.  The total purchase price was $240,055.  The purchase price was funded by cash and borrowings under the Company’s line of credit. Subsequently, the Company placed a $100,000 six-year loan on the property.  The proceeds from the loan were used to pay down the Company’s line of credit. The results of Deptford Mall’s operations have been included in the Company’s consolidated financial statements since the acquisition date.  The purchase price allocation included in the Company’s balance sheet as of December 31, 2006 was based on information available at that time.  Subsequent adjustment to the allocation was made during the three months ended March 31, 2007 based upon the receipt of a third-party valuation report.

14.       Discontinued Operations:

The following were dispositions recently completed by the Company:

On June 9, 2006, the Company sold Scottsdale/101 for $117,600 resulting in a gain on sale of asset of $62,633.  The Company’s share of the gain was $25,802 in 2006.   The Company’s pro rata share of the proceeds were used to pay down the Company’s line of credit.

On July 13, 2006, the Company sold Park Lane Mall for $20,000 resulting in a gain on sale of asset of $5,853 in 2006.

On July 27, 2006, the Company sold Holiday Village and Greeley Mall in a combined sale for $86,800, resulting in a gain on sale of asset of $28,711 in 2006.  Concurrent with the sale, the Company defeased the mortgage note payable on Greeley Mall.  As a result of the defeasance, the lender’s secured interest in the property was replaced with a secured interest in marketable securities (See Note 7 – Marketable Securities).  This transaction did not meet the criteria for extinguishment of debt under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.”

On August 11, 2006, the Company sold Great Falls Marketplace for $27,500 resulting in a gain on sale of asset of $11,826 in 2006.

The proceeds from the sale of Park Lane, Holiday Village, Greeley Mall and Great Falls Marketplace were used in part to fund the Company’s pro rata share of the purchase price of the Federated stores acquisition (See Note 13 — Acquisitions) and pay down the Company’s line of credit.

On December 29, 2006, the Company sold Citadel Mall, Northwest Arkansas Mall and Crossroads Mall in a combined sale for $373,800, resulting in a gain of $132,671 in 2006.  The proceeds were used to pay down the Company’s line of credit and pay off the mortgage note payable on Paradise Valley Mall (See Note 9 — Mortgage Notes Payable).

The Company has classified the results of operations for the three months ended March 31, 2007 and 2006 for all of the above dispositions as discontinued operations.

Loss on sale of assets from discontinued operations of $289 for the three months ended March 31, 2007, consists of additional costs related to the properties sold in 2006.

Revenues and (loss) income were as follows:

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Scottsdale/101	$15	$2,596
Park Lane Mall	12	725
Holiday Village	65	1,240
Greeley Mall	(2)	1,872
Great Falls Marketplace	—	663
Citadel Mall	85	4,175
Northwest Arkansas Mall	24	3,291
Crossroads Mall	38	2,910
	$237	$17,472

(Loss) income from operations:
Scottsdale/101	$(34)	$7
Park Lane Mall	20	149
Holiday Village	84	484
Greeley Mall	(68)	295
Great Falls Marketplace	7	411
Citadel Mall	(45)	660
Northwest Arkansas Mall	(88)	891
Crossroads Mall	14	939
	$(110)	$3,836

15.       Commitments and Contingencies:

The Company has certain properties that are subject to non-cancelable operating ground leases.  The leases expire at various times through 2097, subject in some cases to options to extend the terms of the lease.  Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined.  Ground rent expenses were $867 and $1,279 for the three months ended March 31, 2007 and 2006, respectively. No contingent rent was incurred in either period.

As of March 31, 2007 and December 31, 2006, the Company was contingently liable for $6,087 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company. In addition, the Company has a $24,000 letter of credit that serves as collateral to a liability assumed in the acquisition of Shoppingtown Mall in 2005.

16.       Share/Unit-Based Plans:

The Company has established share-based compensation plans for the purpose of attracting and retaining executive officers, directors and key employees. The share-based compensation plans provide for grants of stock awards, stock options, operating partnership units and phantom stock units. In addition, the Company has established an Employee Stock Purchase Plan to allow employees to purchase the Company’s common stock at a discount.

On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” to account for its share-based compensation plans using the modified-prospective method. Accordingly, prior period amounts have not been restated. Under SFAS No. 123(R), an equity instrument is not recorded to common stockholders’ equity until the related compensation expense is recorded over the requisite service period of the award. The Company records compensation expense on a straight-line basis for awards, excluding the Long-Term Incentive Plan (“LTIP”) awards. Prior to the adoption of SFAS No. 123(R), and in accordance with the previous accounting guidance, the Company recognized compensation expense and an increase to additional paid in capital for the fair value of vested stock awards and stock options. In addition, the Company recognized compensation expense and a corresponding liability for the fair value of vested stock units issued under the Eligible Directors’ Deferred Compensation/Phantom Stock Plan.

On January 8, 2007, the Company granted 43,624 additional limited operating partnership units under the LTIP to an executive officer of the Company at a weighted average grant date fair value of $85.34. As of March 31, 2007, there has been a total of 259,333 LTIP Units granted to executive officers. None of the granted LTIP Units were vested at March 31, 2007. Compensation cost for LTIP Units was $1,990 and $0 for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, there was $11,049 of unrecognized cost related to non-vested LTIP Units, which is expected to be recognized over the three years ending December 31, 2009 using the graded attribution method.

Total compensation cost under share-based plans, exclusive of the LTIP, for the three months ended March 31, 2007 and 2006 was $2,836 and $3,332, respectively.

The following table summarizes the activity of non-vested stock awards:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance at January 1, 2007	392,294	$61.06

Granted	150,057	$92.36
Vested	(201,311)	$56.89
Forfeited	—	$—

Balance at March 31, 2007	341,040	$77.29

The following table summarizes the activity of the non-vested phantom stock units:

		Weighted
	Number of	Average
	Units	Exercise Price
Balance at January 1, 2007	—	$—

Granted	10,444	$84.57
Vested	(9,611)	$85.04
Forfeited	—	$—

Balance at March 31, 2007	833	$84.53

17.       Cumulative Convertible Redeemable Preferred Stock:

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

18.       Income Taxes:

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

The Company has made Taxable REIT Subsidiary elections for all of its corporate subsidiaries other than its Qualified REIT Subsidiaries. The elections, effective for the year beginning January 1, 2001 and future years, were made pursuant to section 856(l) of the Internal Revenue Code. The Company’s Taxable REIT Subsidiaries (“TRSs”) are subject to corporate level income taxes which are provided for in the Company’s consolidated financial statements. The Company’s primary TRSs include Macerich Management Company and Westcor Partners, L.L.C.

The income tax expense (benefit) of the TRSs is as follows:

	For the Three Months
	Ended March 31,
	2007	2006
Current	$9	$11

Deferred	(129)	(544)
	$(120)	$(533)

SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred tax assets and liabilities of the TRSs relate primarily to differences in the book and tax bases of property and to operating loss carryforwards for federal and state income tax purposes. A valuation allowance for deferred tax assets is provided if the Company believes it is more likely than not that all or some portion of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent on the Company generating sufficient taxable income in future periods. The net operating loss carryforwards are currently scheduled to expire through 2025, beginning in 2011. Net deferred tax assets were $11,477 and $11,227 at March 31, 2007 and December 31, 2006, respectively.

The Company adopted the provisions of FIN 48 on January 1, 2007.  The adoption of this standard did not have a material impact on the Company’s results of operations or financial condition. At the adoption date of January 1, 2007, the Company had $1,574 of unrecognized tax benefit, all of which would affect the Company’s effective tax rate if recognized, and which was recorded as a charge to additional paid-in capital. At March 31, 2007, the Company had $1,721 of unrecognized tax benefit.  As a result of tax positions taken during the current period, an increase in the unrecognized tax benefit of $147 was included in the Company’s consolidated statement of operations.

The tax years 2003-2006 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefit will materially change within the next 12 months as a result of the expiration of the statute of limitations on the 2003 year during the third quarter of 2007.

19.       Segment Information:

The Company currently operates in one business segment, the acquisition, ownership, development, redevelopment, management and leasing of regional and community shopping centers. Additionally, the Company operates in one geographic area, the United States.

20.       Subsequent Events:

On April 27, 2007, the Company declared a dividend/distribution of $0.71 per share for common stockholders, OP unit holders and Series A Preferred stockholders of record on May 18, 2007.  In addition, MACWH, LP declared a distribution of $0.96 per unit for its convertible preferred unit holders and $0.71 per unit for its common unit holders of record on May 18, 2007.  All dividends/distributions will be paid on June 8, 2007.

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on the Form 10-Q of The Macerich Company (the “Company”) contains or incorporates statements that constitute forward-looking statements. Those statements appear in a number of places in this Form 10-Q and include statements regarding, among other matters, the Company’s growth, acquisition, redevelopment and development opportunities, the Company’s acquisition and other strategies, regulatory matters pertaining to compliance with governmental regulations and other factors affecting the Company’s financial condition or results of operations. Words such as “expects,” “anticipates,” “intends,” “projects,” “predicts,” “plans,” “believes,” “seeks,” “estimates,” and “should” and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or industry to vary materially from the Company’s future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include the matters described herein and in the matters described under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which matters are incorporated herein by reference. The Company will not update any forward-looking information to reflect actual results or changes in the factors affecting the forward-looking information.

Management’s Overview and Summary

The Company is involved in the acquisition, ownership, development, redevelopment, management, and leasing of regional and community shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). As of March 31, 2007, the Operating Partnership owned or had an ownership interest in 73 regional shopping centers and 18 community shopping centers aggregating approximately 77 million square feet of gross leasable area. These 91 regional and community shopping centers are referred to hereinafter as the “Centers”, unless the context otherwise requires. The Company is a self-administered and self-managed real estate investment trust (“REIT”) and conducts all of its operations through the Operating Partnership and the Company’s Management Companies.

The following discussion is based primarily on the consolidated financial statements of the Company for the three months ended March 31, 2007 and 2006. It compares the activity for the three months ended March 31, 2007 to results of operations for the three months ended March 31, 2006. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

On July 26, 2006, the Company purchased 11 department stores located in 10 of its Centers from Federated Department Stores, Inc. (“Federated”) for approximately $100.0 million.  The purchase price consisted of a $93.0 million cash payment at closing and a $7.0 million cash payment on March 29, 2007 in connection with a commitment by Federated to perform development work at certain Company properties.  The Company’s share of the purchase price was $81.0 million and was funded from the proceeds of sales of Park Lane Mall, Greeley Mall, Holiday Village and Great Falls Marketplace, and from borrowings under the Company’s line of credit.  The balance of the purchase price was paid by the Company’s joint venture partners.

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

On December 1, 2006, the Company acquired Deptford Mall, a two-level 1.0 million square foot super-regional mall in Deptford, New Jersey.  The total purchase price of $241.0 million was funded by cash and borrowings under the Company’s line of credit.  On December 7, 2006, the Company placed a $100.0 million six-year loan bearing interest at a fixed rate of 5.44% on the property.  The loan provides the right, subject to certain conditions, to borrow an additional $72.5 million for up to one-year after the initial funding.

On December 29, 2006, the Company sold Citadel Mall, a 1,095,000 square foot center in Colorado Springs, Colorado, Crossroads Mall, a 1,268,000 square foot center in Oklahoma City, Oklahoma and Northwest Arkansas Mall, a 820,000 square foot center in Fayetteville, Arkansas, in a combined sale for $373.8 million, resulting in a gain of $132.7 million.  The net proceeds were used to pay down the Company’s line of credit and pay off the Company’s $75.0 million loan on Paradise Valley Mall.

Valley River Center and Deptford Mall are referred to herein as the “2006 Acquisition Centers.”

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

The major redevelopment and expansion of The Oaks continues. The Oaks is a 1.1 million square foot super-regional shopping center in California’s affluent Thousand Oaks. The Company is adding a 235,000 square foot mall expansion and the market’s first Nordstrom department store. The project is expected to be completed in Fall 2008.

The first phase of SanTan Village, a $205 million regional shopping center under construction in Gilbert, Arizona, is scheduled to open in October 2007.  The Center, currently 87% leased, is an open-air streetscape that will contain in excess of 1.2 million square feet on 120 acres.  Several tenants have committed to date, including Dillard’s, Harkins Theatres, Aeropostale, American Eagle Outfitters, Ann Taylor, Ann Taylor Loft, Apple, Banana Republic, Best Buy, Blue Wasabi, The Body Shop, The Buckle, Charlotte Russe, Chico’s, The Children’s Place, Coach, Coldwater Creek, The Disney Store, Eddie Bauer, J. Jill, Lane Bryant/Cacique, lucy, PacSun, Soma by Chico’s, Swarovski Crystals, Victoria’s Secret, Weisfield’s Jewelers, White House/Black Market and Z Gallerie.

Construction continues on The Promenade at Casa Grande, a 1.0 million square foot regional shopping center in Arizona’s fastest-growing county. Located in Casa Grande, Pinal County, the Center will be located along the I-10 corridor between Phoenix and Tucson. The project is 90% committed, including Best Buy, Dillards, Famous Footwear, Harkin’s Theaters, JC Penney, Kohl’s, Lane Bryant, Michaels, Petsmart, Staples, Shoe Pavilion and Target, and will deliver shopping, dining and entertainment options to a key growth corridor. Phase I of the project, which will include a combination of large-format retailers, specialty shops and restaurants, is scheduled for completion in Fall 2007. Phase II is comprised of small shops and is scheduled to open in Spring 2008.  The Promenade at Casa Grande is 51% owned by the Company.

On January 22, 2007, the Fairfax County Board of Supervisors approved plans for a transit-oriented development at Tysons Corner Center in McLean, Virginia. The expansion will add 3.5 million square feet of mixed-use space to the existing 2.2 million square foot regional shopping center.  The project is planned to be built in phases over the next 10 years based on market demand and the expansion of the area’s light rail system.  Completion of the entitlement process for Phase I, totaling roughly 1.4 million square feet, is anticipated for the first quarter of 2008. The first phase of the project is anticipated to begin development in late 2009.

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

At Freehold Raceway Mall in New Jersey, construction is underway on the 100,000 square foot, $40 million lifestyle expansion.  The project is 90% committed.  In addition, an interior renovation of the existing 1.4 million square foot regional shopping center commenced in the first quarter.  Both projects are expected to be substantially complete in the fourth quarter of 2007.

Inflation:

In the last three years, inflation has not had a significant impact on the Company because of a relatively low inflation rate. Most of the leases at the Centers have rent adjustments periodically through the lease term. These rent increases are either in fixed increments or based on using an annual multiple of increases in the Consumer Price Index (“CPI”). In addition, about 6%-13% of the leases expire each year, which enables the Company to replace existing leases with new leases at higher base rents if the rents of the existing leases are below the then existing market rate. Additionally, historically the majority of the leases required the tenants to pay their pro rata share of operating expenses. In January 2005, the Company began entering into leases that require tenants to pay a stated amount for operating expenses, generally excluding property taxes, regardless of the expenses actually incurred at any Center. This change shifts the burden of cost control to the Company.

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

Some of these estimates and assumptions include judgments on revenue recognition, estimates for common area maintenance and real estate tax accruals, provisions for uncollectible accounts, impairment of long-lived assets, the allocation of purchase price between tangible and intangible assets, and estimates for environmental matters. The Company’s significant accounting policies are described in more detail in Note 2 to the audited Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. However, the following policies are deemed to be critical.

Revenue Recognition

Minimum rental revenues are recognized on a straight-line basis over the term of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the “straight lining of rent adjustment.” Currently, 40% of the mall and freestanding leases contain provisions for CPI rent increases periodically throughout the term of the lease. The Company believes that using an annual multiple of CPI increases, rather than fixed contractual rent increases, results in revenue recognition that more closely matches the cash revenue from each lease and will provide more consistent rent growth throughout the term of the leases. Percentage rents are recognized when the tenants’ specified sales targets have been met. Estimated recoveries from tenants for real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred.

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

Accounting for Acquisitions

The Company accounts for all acquisitions in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The Company will first determine the value of the land and buildings utilizing an “as if vacant” methodology. The Company will then assign a fair value to any debt assumed at acquisition. The balance of the purchase price will be allocated to tenant improvements and identifiable intangible assets or liabilities. Tenant improvements represent the tangible assets associated with the existing leases valued on a fair market value basis at the acquisition date prorated over the remaining lease terms. The tenant improvements are classified as an asset under property and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases which come in three forms: (i) leasing commissions and legal costs, which represent the value associated with “cost avoidance” of acquiring in-place leases, such as lease commissions paid under terms generally experienced in the Company’s markets; (ii) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased; and (iii) above or below market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks. Leasing commissions and legal costs are recorded in deferred charges and other assets and are amortized over the remaining lease terms. The value of in-place leases are recorded in deferred charges and other assets and amortized over the remaining lease terms plus an estimate of renewal of the acquired leases. Above or below market leases are classified in deferred charges and other assets or in other accrued liabilities, depending on whether the contractual terms are above or below market, and the asset or liability is amortized to rental revenue over the remaining terms of the leases.

When the Company acquires real estate properties, the Company allocates the purchase price to the components of these acquisitions using relative fair values computed using estimates and assumptions. These estimates and assumptions impact the amount of costs allocated between various components as well as the amount of costs assigned to individual properties in multiple property acquisitions. These allocations also impact depreciation expense and gains or loses recorded on future sales of properties.  Generally, the Company engages a valuation firm to assist with these allocations.

Asset Impairment

The Company assesses whether the value of its long-lived assets has been impairment by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenant’s ability to perform their duties and pay rent under the terms of the leases. The Company may recognize an impairment loss if the cash flows are not sufficient to cover its investment. Such a loss would be determined as the difference between the carrying value and the fair value of a Center.

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

Deferred lease costs	1-15 years
Deferred financing costs	1-15 years
In-place lease values	Remaining lease term plus an estimate for renewal
Leasing commissions and legal costs	5-10 year	s

Results of Operations

Many of the variations in the results of operations, discussed below, occurred due to the transactions described above including the 2006 Acquisition Centers and the Redevelopment Centers. For the comparison of the three months ended March 31, 2007 to the three months ended March 31, 2006, the “Same Centers” include all consolidated Centers, excluding 2006 Acquisition Centers and the Redevelopment Centers. The “Redevelopment Centers” include Twenty Ninth Street, the Oaks, Santa Monica Place and Westside Pavilion Adjacent.

Comparison of the Three Months Ended March 31, 2007 and 2006

Revenues

Minimum and percentage rents (collectively referred to as “rental revenue”) increased by $3.3 million, or 2.7%, from 2006 to 2007.  Approximately $4.8 million of the increase in rental revenue was related to the 2006 Acquisition Centers and $1.3 million was related to the Redevelopment Centers offset in part by a decrease of $2.8 million at the Same Centers due in part to a decrease in lease termination income to $3.4 million in 2007 from $8.6 million in 2006.

The amortization of above and below market leases, which is recorded in rental revenue, decreased to $3.2 million in 2007 from $3.8 million in 2006. The decrease in amortization is primarily due to accelerated amortization of leases terminated in 2006.  The amortization of straight-lined rents, included in rental revenue, was $1.3 million in 2007 compared to $1.8 million in 2006.  This decrease was primarily due to the termination of leases at the Same Centers offset by increases at the 2006 Acquisition Centers and the Redevelopment Centers.

Tenant recoveries increased $5.3 million, or 8.5%, from 2006 to 2007. Approximately $3.1 million of the increase in tenant recoveries related to the 2006 Acquisition Centers, $1.5 million at the Same Centers and $0.7 million at the Redevelopment Centers.

Management Companies’ Revenues

Management Companies’ revenues increased by $1.5 million from 2006 to 2007, primarily due to increased management fees received from the joint venture Centers, additional third party management contracts and increased development fees from joint ventures.

Shopping Center and Operating Expenses

Shopping center and operating expenses increased $6.8 million, or 11.0%, from 2006 to 2007. Approximately $2.8 million of the increase in shopping center and operating expenses related to the 2006 Acquisition Centers, $2.5 million related to the Same Centers and $1.5 million related to the Redevelopment Centers.

Management Companies’ Operating Expenses

Management Companies’ operating expenses increased to $17.8 million in 2007 from $14.7 million in 2006, primarily as a result of the additional costs of managing the joint venture Centers and third party managed properties.

REIT General and Administrative Expenses

REIT general and administrative expenses increased by $1.7 million in 2007 from 2006, primarily due to increased share-based compensation expense in 2007.

Depreciation and Amortization

Depreciation and amortization decreased $2.3 million in 2007 from 2006.  The decrease in depreciation and amortization is primarily attributed to a $6.7 million decrease at the Same Centers offset in part by an increase of $3.0 million at the 2006 Acquisition Centers and $1.4 million at the Redevelopment Centers.  The decrease at the Same Centers is primarily due to a decrease in amortization from intangible assets due to lease terminations in 2006.

Interest Expense

Interest expense decreased $1.2 million in 2007 from 2006. The decrease is primarily attributed to a decrease of $2.6 million at the Same Centers, $0.6 million at the Redevelopment Centers and $2.5 million from the term loans. This is offset in part by an increase of $1.9 million at the 2006 Acquisition Centers and $1.4 million of additional interest expense due to the issuance of $950.0 million of convertible senior notes on March 16, 2007.  The decrease in interest on term loans is due to the repayment of the $250 million loan in 2007 and the repayment of the $619 million term loan in 2006. (See Liquidity and Capital Resoures).

Additionally, capitalized interest was $5.4 million in 2007, up from $3.0 million in 2006.

Equity in Income of Unconsolidated Joint Ventures

The equity in income of unconsolidated joint ventures decreased $6.5 million in 2007 from 2006.   The decrease in equity in income of unconsolidated joint ventures is due in part to a $2.4 million loss on sale of assets at the SDG Macerich Properties, L.P. and $3.1 million in additional interest expense and depreciation at other joint ventures due to the completion of development projects.

Loss on Early Extinguishment of Debt

The Company recorded a $0.9 million loss from the early extinguishment of the $250 million term loan in 2007.   In 2006, the Company recorded a loss from the early extinguishment of debt of $1.8 million related to the pay off of the $619 million term loan.

Discontinued Operations

The income from discontinued operations decreased $3.9 million in 2007 from 2006.  The decrease relates to the sales in 2006 of  Scottsdale/101, Park Lane Mall, Holiday Village, Greeley Mall, Great Falls Marketplace, Citadel Mall, Crossroads Mall and Northwest Arkansas Mall (See “Management’s Overview and Summary—Acquisitions and dispositions”). As result of the sales, the Company classified the results of operations for these properties to discontinued operations.

Minority Interest in the Operating Partnership

The minority interest in the Operating Partnership represents the 15.4% weighted average interest of the Operating Partnership not owned by the Company during 2007 compared to the 16.4% not owned by the Company during 2006.  The change in ownership interest is primarily due to the stock offering by the Company in 2006, the redemption of OP Units in 2007 and the repurchase of 807,000 shares in 2007 (See Note 12 – Stock Repurchase Program of the Company’s Consolidated Financial Statements).

Funds From Operations

Primarily as a result of the factors mentioned above, Funds from Operations (“FFO”)–diluted decreased 5.6% to $85.1 million in 2007 from $90.1 million in 2006. For the reconciliation of FFO and FFO-diluted to net income available to common stockholders, see “Funds from Operations.”

Operating Activities

Cash flow from operations increased to $56.3 million in 2007 from $51.6 million in 2006. The increase was primarily due to changes in assets and liabilities in 2007 compared to 2006 and due to the results at the Centers as discussed above.

Investing Activities

Cash used in investing activities decreased to $77.1 million in 2007 from $261.4 million in 2006.  The decrease was primarily attributed to the acquisition of the Valley River Center for approximately $187.5 million in 2006 (See “Management’s Overview and Summary-Acquisitions and dispositions”).

Financing Activities

Cash flow used in financing activities was $200.7 million in 2007 compared to cash provided by financing activities of $121.4 million in 2006.  The increase in cash used in financing activities in 2007 was primarily attributed to $59.8 million for the purchase of the capped calls in connection with the issuance of the convertible debt and $75.0 million for the repurchase of the Company’s common stock.  The increase in cash provided by financing activities in 2006 was primarily attributed to the $746.8 million in proceeds from the common stock offering, offset in part by the pay down of mortgage notes payable and bank and other notes payable.

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

The following tables summarize capital expenditures incurred at the Centers for the three months ended March 31:

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2007	2006
Consolidated Centers:
Acquisitions of property and equipment	$2,178	$242,967
Development, redevelopment and expansion of Centers	84,308	25,929
Renovations of Centers	14,553	7,769
Tenant allowances	5,272	2,266
Deferred leasing charges	5,481	6,659
	$111,792	$285,590

Joint Venture Centers (at Company’s pro rata share) :
Acquisitions of property and equipment	$529	$1,553
Development, redevelopment and expansion of Centers	4,354	12,075
Renovations of Centers	2,170	3,852
Tenant allowances	2,530	1,548
Deferred leasing charges	1,033	1,048
	$10,616	$20,076

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

The Company’s total outstanding loan indebtedness at March 31, 2007 was $6.7 billion (including $1.7 billion of its pro rata share of joint venture debt). This equated to a debt to Total Market Capitalization (defined as total debt of the Company, including its pro rata share of joint venture debt, plus aggregate market value of outstanding shares of common stock, assuming full conversion of OP Units, MACWH, LP units and preferred stock into common stock) ratio of approximately 44.11% at March 31, 2007. The majority of the Company’s debt consists of fixed-rate conventional mortgages payable collateralized by individual properties.

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

On March 16, 2007, the Company issued $950 million in convertible senior notes (“Senior Notes”) that are to mature on March 15, 2012.  The Senior Notes bear interest at 3.25%, payable semiannually, are senior unsecured debt of the Company and are guaranteed by the Operating Partnership.  Prior to December 14, 2011, upon the occurrence of certain specified events, the Senior Notes will be convertible at the option of holder into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the election of the Company, at an initial conversion rate of 8.9702 shares per $1,000 principal amount.  On and after December 15, 2011, the Senior Notes will be convertible at any time prior to the second business day preceding the maturity date at the option of the holder at the initial conversion rate. The initial conversion price of approximately $111.48 per share represents a 20% premium over the closing price of the Company’s common stock on March 12, 2007.  The initial conversion rate is subject to adjustment in certain circumstances.  Holders of the Senior Notes do not have the right to require the Company to repurchase the Senior Notes prior to maturity except in connection with the occurrence of certain fundamental change transactions.

In connection with the issuance of the Senior Notes, the Company purchased two capped calls (“Capped Calls”) from affiliates of the initial purchasers of the Senior Notes.  The Capped Calls effectively increase the conversion price of the Senior Notes to approximately $130.06, which represents a 40% premium to the March 12, 2007 closing price of $92.90 per common share of the Company.

The Company has a $1.5 billion revolving line of credit that matures on April 25, 2010 with a one-year extension option.  The interest rate fluctuates from LIBOR plus 1.0% to LIBOR plus 1.35% depending on the Company’s overall leverage. In September 2006, the Company entered into an interest rate swap agreement that effectively fixed the interest rate on $400.0 million of the outstanding balance of the line of credit at 6.23% until April 25, 2011.  As of March 31, 2007 and December 31, 2006, borrowings outstanding were $452.0 million and $934.5 million at an average interest rate, net of the $400.0 million swapped portion, of 6.47% and 6.60%, respectively. On March 16, 2007, the Company repaid $541.5 million of borrowings outstanding from the proceeds of the Senior Notes (See Note 10 – Bank and Other Notes Payable of the Company’s Consolidated Financial Statements).

On May 13, 2003, the Company issued $250.0 million in unsecured notes maturing in May 2007 with a one-year extension option bearing interest at LIBOR plus 2.50%. On April 25, 2005, the Company modified these unsecured notes and reduced the interest rate to LIBOR plus 1.50%.  On March 16, 2007, the Company repaid the notes from the proceeds of the Senior Notes (See Note 10 — Bank and Other Notes Payable of the Company’s Consolidated Financial Statements).   At December 31, 2006, all of the notes were outstanding at an interest rate of 6.94%.

On April 25, 2005, the Company obtained a five year, $450.0 million term loan bearing interest at LIBOR plus 1.50%. In November 2005, the Company entered into an interest rate swap agreement that effectively fixed the interest rate of the $450.0 million term loan at 6.30% from December 1, 2005 to April 15, 2010. At March 31, 2007 and December 31, 2006, the entire loan was outstanding with an interest rate of 6.30%.

At March 31, 2007, the Company was in compliance with all applicable loan covenants.

At March 31, 2007, the Company had cash and cash equivalents available of $47.9 million.

Off-Balance Sheet Arrangements

The Company has an ownership interest in a number of joint ventures as detailed in Note 4 to the Company’s Consolidated Financial Statements included herein. The Company accounts for those investments that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the Consolidated Balance Sheets of the Company as “Investments in Unconsolidated Joint Ventures.” A pro rata share of the mortgage debt on these properties is shown in Item 3. Quantitative and Qualitative Disclosure about Market Risk.

In addition, certain joint ventures also have debt that could become recourse debt to the Company or its subsidiaries, in excess of it’s pro rata share, should the joint ventures be unable to discharge the obligations of the related debt.

The following reflects the maximum amount of debt principal that could recourse to the Company at March 31, 2007 (in thousands):

		Maturity
Property	Recourse Debt	Date
Boulevard Shops	$4,280	12/16/2007
Chandler Village Center	4,320	12/19/2007
	$8,600

Additionally, as of March 31, 2007, the Company is contingently liable for $6.1 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

Long-term contractual obligations

The following is a schedule of long-term contractual obligations (as of March 31, 2007) for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
		Less than	1 - 3	3 - 5	More than
Contractual Obligations	Total	1 year	years	years	five years
Long-term debt obligations (includes expected interest payments)	$6,016,262	$579,731	$2,023,362	$2,088,025	$1,325,144
Operating lease obligations	259,959	5,257	10,592	10,706	233,404
Purchase obligations	239,019	239,019	—	—	—
Other long-term liabilities	320,377	320,377	—	—	—
	$6,835,617	$1,144,384	$2,033,954	$2,098,731	$1,558,548

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

The following reconciles net income available to common stockholders to FFO and FFO-diluted (dollars in thousands):

	For the Three Months Ended
	March 31,
	2007	2006
Net income—available to common stockholders	$2,566	$7,453
Adjustments to reconcile net income to FFO — basic:
Minority interest in the Operating Partnership	467	1,460
(Gain) loss on sale or write-down of consolidated assets	(1,463)	502
Add: Gain on undepreciated assets—consolidated assets	881	121
Add: Minority interest share of gain on sale of consolidated joint ventures	837	—
Loss on sale or write-down of assets from unconsolidated entities (pro rata)	2,382	—
Depreciation and amortization on consolidated centers	57,087	63,539
Less: depreciation and amortization allocable to minority interests on consolidated joint ventures	(994)	(1,975)
Depreciation and amortization on joint ventures and from management companies(pro rata)	24,388	20,579
Less: depreciation on personal property and amortization of loan costs and interest rate caps	(3,658)	(4,032)
FFO—basic	82,493	87,647
Additional adjustments to arrive at FFO—diluted:
Impact of convertible preferred stock	2,575	2,466
FFO—diluted	$85,068	$90,113

Weighted average number of FFO shares outstanding for:
FFO - basic (1)	84,722	82,223
Adjustments for the impact of dilutive securities in computing FFO-diluted:
Convertible preferred stock	3,627	3,627
Stock options	312	295
FFO - diluted (2)	88,661	86,145

(1)                               Calculated based upon basic net income as adjusted to reach basic FFO. As of March 31, 2007 and 2006, 12.8 million and 13.3 million OP Units were outstanding, respectively.

(2)                               The computation of FFO—diluted shares outstanding includes the effect of outstanding common stock options and restricted stock using the treasury method. It also assumes the conversion of MACWH, LP common and preferred units and the Senior Notes to the extent that it is dilutive to the FFO computation (See Note 10 — Bank and Other Notes Payable of the Company’s Consolidated Financial Statements). The preferred stock can be converted on a one-for-one basis for common stock. The then outstanding preferred shares are assumed converted for purposes of the FFO-diluted as they are dilutive to that calculation. The MACWH, LP preferred units and the Senior Notes were antidilutive to the calculations at March 31,2007 and 2006 and were not included in the above calculations.

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

The following table sets forth information as of March 31, 2007 concerning the Company’s long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (“FV”) (dollars in thousands):

	For the years ending March 31,
	2008	2009	2010	2011	2012	Thereafter	Total	FV
CONSOLIDATED CENTERS:
Long term debt:
Fixed rate (1)	$110,658	$419,326	$210,028	$1,315,459	$1,377,779	$1,253,157	$4,686,407	$4,674,495
Average interest rate	5.50%	5.50%	5.40%	5.20%	5.20%	5.80%	5.49%

Floating rate	203,343	—	56,429	52,000	—	—	311,772	311,772
Average interest rate	6.60%		6.20%	6.50%			6.33%

Total debt—Consolidated Centers	$314,001	$419,326	$266,457	$1,367,459	$1,377,779	$1,253,157	$4,998,179	$4,986,267
JOINT VENTURE CENTERS:
Long term debt (at Company’s pro rata share):
Fixed rate	$143,850	$143,149	$145,998	$121,172	$32,815	$890,379	$1,477,363	$1,480,908
Average interest rate	5.90%	5.90%	6.10%	5.80%	5.80%	5.80%	5.83%

Floating rate	83,398	19,672	—	66,300	—	22,499	191,869	191,868
Average interest rate	6.30%	6.30%		5.70%		5.50%	6.28%

Total debt—Joint Venture Centers	$227,248	$162,821	$145,998	$187,472	$32,815	$912,878	$1,669,232	$1,672,776

(1)             Fixed rate debt includes the $450 million floating rate term note and $400 million of the line of credit balance.  These amounts have effective fixed rates over the remaining terms due to swap agreements as discussed below.

The consolidated Centers’ total fixed rate debt at March 31, 2007 and December 31, 2006 was $4.7 billion and $3.8 billion, respectively. The average interest rate on fixed rate debt at March 31, 2007 and December 31, 2006 was 5.49% and 5.99%, respectively. The consolidated Centers’ total floating rate debt at March 31, 2007 and December 31, 2006 was $311.8 million and $1.2 billion, respectively. The average interest rate on floating rate debt at March 31, 2007 and December 31, 2006 was 6.33% and 6.59%, respectively.  The increase in total fixed rate debt and decrease in floating rate debt at the consolidated Centers was primarily due to the issuance of $950 million in fixed rate convertible debt and the use of the proceeds, in part, to pay off the $250 million floating rate term notes and to pay down the Company’s line of credit.  (See Note 10 – Bank and Other Notes Payable of the Company’s Consolidated Financial Statements).

The Company’s pro rata share of the joint venture Centers’ fixed rate debt at March 31, 2007 and December 31, 2006 was $1.5 billion. The average interest rate on fixed rate debt at March 31, 2007 and December 31, 2006 was 5.83% and 5.84%, respectively.  The Company’s pro rata share of the joint venture Centers’ floating rate debt at March 31, 2007 and December 31, 2006 was $191.9 million and $198.4 million, respectively. The average interest rate on the floating rate debt at March 31, 2007 and December 31, 2006 was 6.28% and 6.33%, respectively.

The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (See “Note 5 – Derivative Instruments and Hedging Activities” of the Company’s Consolidated Financial Statements).

The following derivatives were outstanding at March 31, 2007 (amounts in thousands):

	Notional				Company’s	Fair
Property/Entity	Amount	Product	Rate	Maturity	Ownership	Value (1)
Camelback Colonnade	$41,500	Cap	8.54%	11/15/2008	75%	$—
Desert Sky Mall	51,500	Cap	7.65%	3/15/2008	50%	—
Greece Ridge Center	72,000	Cap	7.95%	12/15/2007	100%	—
La Cumbre Plaza	30,000	Cap	7.12%	8/9/2007	100%	—
Metrocenter Mall	37,380	Cap	7.25%	2/15/2008	15%	—
Metrocenter Mall	11,500	Cap	5.25%	2/15/2008	15%	(1)
Panorama Mall	50,000	Cap	6.65%	3/1/2008	100%	—
Superstition Springs Center	67,500	Cap	8.63%	9/9/2008	33.33%	—
Metrocenter Mall	112,000	Swap	3.86%	2/15/2008	15%	(58)
The Operating Partnership	450,000	Swap	4.80%	4/15/2010	100%	(1,939)
The Operating Partnership	400,000	Swap	5.08%	4/25/2011	100%	(1,698)

(1)               Fair value at the Company’s ownership percentage.

Interest rate cap agreements (“Cap”) offer protection against floating rates on the notional amount from exceeding the rates noted in the above schedule and interest rate swap agreements (“Swap”) effectively replace a floating rate on the notional amount with a fixed rate as noted above.

In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $5.0 million per year based on $503.6 million outstanding of floating rate debt at March 31, 2007.

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

However, based on their evaluation as of March 31, 2007, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management , including it Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 4T.            Controls and Procedures

Not Applicable

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

Item 1A.           Risk Factors

There have been no material changes to the risk factors relating to the Company set forth under the caption “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                  On February 20, 2007, the Company issued 164,164 shares of unregistered common stock upon the redemption of 164,164 OP Units in a private placement to a limited partner of the Operating Partnership, an accredited investor, pursuant to Section 4(2) of the Securities Act of 1933.

(c)                                  Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 - January 31, 2007	—	—	—	—
February 1, 2007 - February 28, 2007	—	—	—	—
March 1, 2007 - March 31, 2007	807,000(1)	$92.90(1)	—	—
Total	807,000(1)	$92.90(1)	—	—

(1)             On March 9, 2007, the Board of Directors of the Company established a stock repurchase plan pursuant to which the Company may purchase up to $75 million of Common Stock in the open market and/or private transactions in conformance with applicable law. This plan concluded on March 16, 2007 because $75 million of Common Stock was purchased concurrently with the closing of the Senior Notes offering.

Item 3.              Defaults upon Senior Securities

None

Item 4.              Submission of Matters to a Vote of Security Holders

None

Item 5.              Other Information

None

Item 6.              Exhibits

3.1*	Articles of Amendment and Restatement of the Company

3.1.1**	Articles Supplementary of the Company

3.1.2***	Articles Supplementary of the Company (Series A Preferred Stock)

3.1.3****	Articles Supplementary of the Company (Series C Junior Participating Preferred Stock)

3.1.4*****	Articles Supplementary of the Company (Series D Preferred Stock)

3.1.5#	Articles Supplementary of the Company (reclassification of shares)

3.2##	Amended and Restated By-Laws of the Company, as adopted on February 8, 2007

4.1###	Form of Common Stock Certificate

4.2####	Form of Preferred Stock Certificate (Series A Preferred Stock)

4.2.1###	Form of Preferred Stock/Right Certificate (Series C Junior Participating Preferred Stock)

4.2.2#####	Form of Preferred Stock Certificate (Series D Preferred Stock)

4.3###	Agreement dated as of November 10, 1998 between the Company and Computershare Investor Services as successor to EquiServe Trust Company, N.A., as successor to First Chicago Trust

Company of New York, as Rights Agent

4.4#*	Indenture, dated as of March 16, 2007, among the Company, the Operating Partnership and Deutsche Bank Trust Company Americas (includes form of the Notes and Guarantee)

4.5#*	Registration Rights Agreement, dated as of March 16, 2007, among the Company, J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc.

10.1#*	Eleventh Amendment to the Amended and Restated Limited Partnership Agreement for the Operating Partnership, dated as of March 16, 2007

31.1	Section 302 Certification of Arthur Coppola, Chief Executive Officer

31.2	Section 302 Certification of Thomas O’Hern, Chief Financial Officer

32.1	Section 906 Certification of Arthur Coppola, Chief Executive Officer and Thomas O’Hern, Chief Financial Officer

99.1#*	Capped Call Confirmation dated as of March 12, 2007 by and among the Company, Deutsche Bank AG, London Branch and Deutsche Bank AG, New York Branch

99.2#*	Amendment to Capped Call Confirmation dated as of March 15, 2007, by and among the Company, Deutsche Bank AG, London Branch and Deutsche Bank AG, New York Branch

99.3#*	Capped Call Confirmation dated as of March 12, 2007 by and between the Company and JPMorgan Chase Bank, National Association

99.4#*	Amendment to Capped Call Confirmation dated as of March 15, 2007 by and between the Company and JPMorgan Chase Bank, National Association

*	Previously filed as an exhibit to the Company’s Registration Statement on Form S-11, as amended (No. 33-68964), and incorporated herein by reference.

**	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, event date May 30, 1995, and incorporated herein by reference.

***	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, event date February 25, 1998, and incorporated herein by reference.

****	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

*****	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, event date July 26, 2002, and incorporated herein by reference.

#	Previously filed as an exhibit to the Company’s Registration Statement on Form S-3, as amended (No. 333-88718), and incorporated herein by reference.

##	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, event date February 8, 2007, and incorporated herein by reference.

###	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, event date November 10, 1998, as amended, and incorporated herein by reference.

####	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

#####	Previously filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-107063), and incorporated herein by reference.

#*	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, event date March 16, 2007, and incorporated herein by reference.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Macerich Company

		By:	/s/ Thomas E. O’Hern
Thomas E. O’Hern
Executive Vice President and
Chief Financial Officer

Date:	May 8, 2007