Form 10-Q
period 2007-06-30
MACERICH CO
filed 2007-08-06
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

YES ☐      NO ☒

Number of shares outstanding of the registrant’s common stock, as of August 3, 2007 Common Stock, par value $.01 per share: 71,871,268 shares

THE MACERICH COMPANY
FORM 10-Q
INDEX

THE MACERICH COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS:
Property, net	$5,914,882	$5,755,283
Cash and cash equivalents	49,034	269,435
Restricted cash	70,619	66,376
Marketable securities	29,469	30,019
Tenant receivables, net	116,533	117,855
Deferred charges and other assets, net	326,465	307,825
Loans to unconsolidated joint ventures	447	708
Due from affiliates	4,344	4,282
Investments in unconsolidated joint ventures	987,021	1,010,380
Total assets	$7,498,814	$7,562,163
LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS’ EQUITY:
Mortgage notes payable:
Related parties	$227,596	$151,311
Others	3,062,916	3,179,787
Total	3,290,512	3,331,098
Bank and other notes payable	1,833,037	1,662,781
Accounts payable and accrued expenses	85,307	86,127
Other accrued liabilities	240,647	212,249
Preferred stock dividends payable	6,199	6,199
Total liabilities	5,455,702	5,298,454
Minority interest	342,961	387,183
Commitments and contingencies
Class A participating convertible preferred units	213,786	213,786
Class A non-participating convertible preferred units	16,459	21,501
Series A cumulative convertible redeemable preferred stock, $.01 par value, 3,627,131 shares authorized, issued and outstanding at June 30, 2007 and December 31, 2006, respectively	98,934	98,934
Common stockholders’ equity:
Common stock, $.01 par value, 145,000,000 shares authorized, 71,641,889 and 71,567,908 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	716	716
Additional paid-in capital	1,624,044	1,717,498
Accumulated deficit	(264,360)	(178,249)
Accumulated other comprehensive income	10,572	2,340
Total common stockholders’ equity	1,370,972	1,542,305
Total liabilities, preferred stock and common stockholders’ equity	$7,498,814	$7,562,163

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Minimum rents	$125,901	$116,591	$249,883	$238,679
Percentage rents	2,862	2,546	6,627	4,916
Tenant recoveries	68,139	60,625	135,793	122,968
Management Companies	9,599	7,369	18,353	14,626
Other	9,287	5,960	16,800	12,592
Total revenues	215,788	193,091	427,456	393,781
Expenses:
Shopping center and operating expenses	68,774	63,998	137,395	125,842
Management Companies’ operating expenses	18,519	12,125	36,274	26,839
REIT general and administrative expenses	4,412	3,292	9,785	6,990
Depreciation and amortization	60,404	56,010	117,494	115,421
	152,109	135,425	300,948	275,092
Interest expense:
Related parties	3,213	2,714	5,862	5,412
Other	59,048	65,434	123,954	131,517
	62,261	68,148	129,816	136,929
Total expenses	214,370	203,573	430,764	412,021
Minority interest in consolidated joint ventures	(27)	(541)	(1,516)	(1,004)
Equity in income of unconsolidated joint ventures	18,997	17,861	33,480	38,877
Income tax benefit (provision)	787	(218)	907	315
Gain (loss) on sale of assets	2,279	—	4,031	(501)
Loss on early extinguishment of debt	—	—	(877)	(1,782)
Income from continuing operations	23,454	6,620	32,717	17,665
Discontinued operations:
(Loss) gain on sale of assets	(1,124)	25,952	(1,413)	25,952
(Loss) income from discontinued operations	(362)	3,840	(181)	7,677
Total (loss) income from discontinued operations	(1,486)	29,792	(1,594)	33,629
Income before minority interest and preferred dividends	21,968	36,412	31,123	51,294
Less: minority interest in Operating Partnership	2,398	4,770	2,865	6,230
Net income	19,570	31,642	28,258	45,064
Less: preferred dividends	6,122	5,970	12,244	11,939
Net income available to common stockholders	$13,448	$25,672	$16,014	$33,125
Earnings per common share—basic:
Income from continuing operations	$0.21	$0.01	$0.24	$0.07
Discontinued operations	(0.02)	0.35	(0.02)	0.40
Net income	$0.19	$0.36	$0.22	$0.47
Earnings per common share—diluted:
Income from continuing operations	$0.21	$0.01	$0.24	$0.07
Discontinued operations	(0.02)	0.35	(0.02)	0.40
Net income	$0.19	$0.36	$0.22	$0.47
Weighted average number of common shares outstanding:
Basic	71,528,000	71,458,000	71,597,000	70,152,000
Diluted	84,552,000	85,023,000	84,792,000	83,807,000

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

					Accumulated	Total
	Common Stock		Additional		Other	Common
		Par	Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Capital	Deficit	Income	Equity
Balance January 1, 2007	71,567,908	$716	$1,717,498	$(178,249)	$2,340	$1,542,305
Comprehensive income:
Net income	—	—	—	28,258	—	28,258
Reclassification of deferred losses	—	—	—	—	478	478
Interest rate swap/cap agreements	—	—	—	—	7,754	7,754
Total comprehensive income	—	—	—	28,258	8,232	36,490
Amortization of share and unit-based plans	212,994	2	10,262	—	—	10,264
Exercise of stock options	9,500	—	274	—	—	274
Employee stock purchases	4,099	—	259	—	—	259
Distributions paid ($1.42) per share	—	—	—	(102,125)	—	(102,125)
Preferred dividends	—	—	—	(12,244)	—	(12,244)
Conversion of Operating Partnership units and Class A non-participating convertible preferred units	654,388	6	20,542	—	—	20,548
Repurchase of common shares	(807,000)	(8)	(74,962)	—	—	(74,970)
Purchase of capped calls on convertible senior notes	—	—	(59,850)	—	—	(59,850)
Change in accounting principle due to adoption of FIN 48	—	—	(1,574)	—	—	(1,574)
Adjustment to reflect minority interest on a pro rata basis for period end ownership percentage of Operating Partnership units	—	—	11,595	—	—	11,595
Balance June 30, 2007	71,641,889	$716	$1,624,044	$(264,360)	$10,572	$1,370,972

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Six Months
	Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income available to common stockholders	$16,014	$33,125
Preferred dividends	12,244	11,939
Net income	28,258	45,064
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt	877	1,782
(Gain) loss on sale of assets	(4,031)	501
Loss (gain) on sale of assets of discontinued operations	1,413	(25,952)
Depreciation and amortization	117,491	122,951
Amortization of net premium on mortgage and bank and other notes payable	(5,171)	(5,949)
Amortization of share and unit-based plans	7,194	4,345
Minority interest in Operating Partnership	2,865	6,230
Minority interest in consolidated joint ventures	1,516	1,397
Equity in income of unconsolidated joint ventures	(33,480)	(38,877)
Distributions of income from unconsolidated joint ventures	2,658	1,189
Changes in assets and liabilities, net of acquisitions:
Tenant receivables, net	1,322	(8,401)
Other assets	534	14,943
Accounts payable and accrued expenses	(15,795)	(17,453)
Due from affiliates	(62)	(3,109)
Other accrued liabilities	(3,617)	(14,410)
Net cash provided by operating activities	101,972	84,251
Cash flows from investing activities:
Acquisitions of property, development, redevelopment and property improvements	(223,477)	(341,146)
Issuance of note receivable	—	(10,000)
Maturities of marketable securities	724	—
Deferred leasing costs	(18,870)	(10,346)
Distributions from unconsolidated joint ventures	65,426	127,016
Contributions to unconsolidated joint ventures	(16,131)	(8,800)
Repayments of loans to unconsolidated joint ventures	261	531
Proceeds from sale of assets	14,550	116,800
Restricted cash	(4,243)	(1,149)
Net cash used in investing activities	(181,760)	(127,094)
Cash flows from financing activities:
Proceeds from mortgages and bank and other notes payable	1,460,124	521,270
Payments on mortgages and bank and other notes payable	(1,334,479)	(1,175,205)
Deferred financing costs	(873)	(1,148)
Purchase of Capped Calls	(59,850)	—
Repurchase of common stock	(74,970)	—
Proceeds from share and unit-based plans	533	366
Net proceeds from stock offering	—	746,819
Dividends and distributions	(118,854)	(146,944)
Dividends to preferred stockholders / preferred unit holders	(12,244)	(11,939)
Net cash used in financing activities	(140,613)	(66,781)
Net decrease in cash	(220,401)	(109,624)
Cash and cash equivalents, beginning of period	269,435	155,113
Cash and cash equivalents, end of period	$49,034	$45,489
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$137,960	$155,536
Non-cash transactions:
Increase in other accrued liabilities and additional paid-in capital recorded upon adoption of FIN 48	$1,574	$—
Reclassification from other accrued liabilities to additional paid-in capital recorded upon adoption of SFAS No. 123(R)	$—	$6,000
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$38,486	$5,796

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

1.                 Organization:

The Macerich Company (the “Company”) is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community shopping centers (the “Centers”) located throughout the United States.

The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of June 30, 2007, the Company is the sole general partner of and holds an 85% ownership interest in The Macerich Partnership, L.P. (the “Operating Partnership”). The interests in the Operating Partnership are known as OP Units. OP Units not held by the Company are redeemable, subject to certain restrictions, on a one-for-one basis for the Company’s common stock or cash at the Company’s option.

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

Recent Accounting Pronouncements:

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments—An Amendment of FASB Statements No. 133 and 140.” This statement amended SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement also established a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. The adoption of this statement on January 1, 2007, did not have a material effect on the Company’s results of operations or financial condition.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of previously recognized income tax benefits, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted this statement on January 1, 2007. See Note 18—Income Taxes, for the impact of the adoption of FIN 48 on the results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company is required to adopt SFAS No. 157 for the year 2008 and does not expect its adoption to have a material effect on the Company’s results of operations or financial condition.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108. SAB No. 108 establishes a framework for quantifying materiality of financial statement misstatements. The adoption of SAB No. 108 on January 1, 2007, did not have a material impact on the Company’s consolidated results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” SFAS No. 159 allows for the measurement of many financial instruments and certain other items at fair value. The Company is required to adopt SFAS No. 159 for the year 2008. The Company is currently evaluating the impact of adoption of this statement on its results of operations and financial condition.

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

3.                 Earnings per Share:

The computation of basic earnings per share (“EPS”) is based on net income available to common stockholders and the weighted average number of common shares outstanding for the three and six months ended June 30, 2007 and 2006. The computation of diluted earnings per share includes the effect of dilutive securities using the “if-converted” method and dilutive effect of employee stock options calculated using the treasury stock method. The OP Units and MACWH, LP common units not held by the Company have been included in the diluted EPS since they may be redeemable on a one-for-one basis for common stock or cash, at the Company’s option. The following table computes the basic and diluted earnings per share calculation (dollars and shares in thousands):

	For the Three Months Ended June 30,
	2007			2006
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Net income	$ 19,570			$ 31,642
Less: preferred dividends(1)	6,122			5,970
Basic EPS:
Net income available to common stockholders	13,448	71,528	$ 0.19	25,672	71,458	$ 0.36
Diluted EPS:
Conversion of partnership units	2,398	12,726		4,770	13,280
Employee stock options	—	298		—	285
Net income available to common stockholders	$ 15,846	84,552	$ 0.19	$ 30,442	85,023	$ 0.36

	For the Six Months Ended June 30,
	2007			2006
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Net income	$ 28,258			$ 45,064
Less: preferred dividends(1)	12,244			11,939
Basic EPS:
Net income available to common stockholders	16,014	71,597	$ 0.22	33,125	70,152	$ 0.47
Diluted EPS:
Conversion of partnership units	2,865	12,890		6,230	13,365
Employee stock options	—	305		—	290
Net income available to common stockholders	$ 18,879	84,792	$ 0.22	$ 39,355	83,807	$ 0.47

(1)          Preferred dividends include convertible preferred unit dividends of $3,547 and $3,503 for the three months ended June 30, 2007 and 2006, and $7,094 and $7,006 for the six months ended June 30, 2007 and 2006, respectively.

The minority interest in the Operating Partnership as reflected in the Company’s consolidated statements of operations has been allocated for EPS calculations as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Income from continuing operations	$ 2,623	$ 101	$ 3,108	$ 850
Discontinued operations:
(Loss) gain on sale of assets	(170)	4,067	(215)	4,152
(Loss) income from discontinued operations	(55)	602	(28)	1,228
Total	$ 2,398	$ 4,770	$ 2,865	$ 6,230

4.                 Investments in Unconsolidated Joint Ventures:

The following are the Company’s investments in unconsolidated joint ventures. The Operating Partnership’s interest in each joint venture property as of June 30, 2007 was as follows:

Partnership’s
Joint Venture	Ownership %(1)
Biltmore Shopping Center Partners LLC	50.0%
Camelback Colonnade SPE LLC	75.0%
Chandler Festival SPE, LLC	50.0%
Chandler Gateway SPE LLC	50.0%
Chandler Village Center, LLC	50.0%
Coolidge Holding LLC	37.5%
Corte Madera Village, LLC	50.1%
Desert Sky Mall—Tenants in Common	50.0%
East Mesa Land, L.L.C.	50.0%
East Mesa Mall, L.L.C.—Superstition Springs Center	33.3%
Jaren Associates #4	12.5%
Kierland Tower Lofts, LLC	15.0%
Macerich Northwestern Associates	50.0%
MetroRising AMS Holding LLC	15.0%
New River Associates—Arrowhead Towne Center	33.3%
NorthPark Land Partners, LP	50.0%
NorthPark Partners, LP	50.0%
Pacific Premier Retail Trust	51.0%
PHXAZ/Kierland Commons, L.L.C.	24.5%
Propcor Associates	25.0%
Propcor II Associates, LLC—Boulevard Shops	50.0%
SanTan Village Phase 2 LLC	34.9%
Scottsdale Fashion Square Partnership	50.0%
SDG Macerich Properties, L.P.	50.0%
The Market at Estrella Falls LLC	35.1%
Tysons Corner Holdings LLC	50.0%
Tysons Corner LLC	50.0%
Tysons Corner Property Holdings II LLC	50.0%
Tysons Corner Property Holdings LLC	50.0%
Tysons Corner Property LLC	50.0%
W.M. Inland, L.L.C.	50.0%
West Acres Development, LLP	19.0%
Westcor/Gilbert, L.L.C.	50.0%
Westcor/Goodyear, L.L.C.	50.0%
Westcor/Queen Creek Commercial LLC	37.6%
Westcor/Queen Creek LLC	37.6%
Westcor/Queen Creek Medical LLC	37.6%
Westcor/Queen Creek Residential LLC	37.6%
Westcor/Surprise Auto Park LLC	33.3%
Westcor/Surprise LLC	33.3%
Westlinc Associates—Hilton Village	50.0%
Westpen Associates	50.0%
WM Ridgmar, L.P.	50.0%

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

Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures:

	June 30,	December 31,
	2007	2006
Assets(1):
Properties, net	$4,222,099	$4,251,765
Other assets	442,844	429,028
Total assets	$4,664,943	$4,680,793
Liabilities and partners’ capital(1):
Mortgage notes payable(2)	$3,541,566	$3,515,154
Other liabilities	153,034	140,889
The Company’s capital(3)	538,123	559,172
Outside partners’ capital	432,220	465,578
Total liabilities and partners’ capital	$4,664,943	$4,680,793

(1)          These amounts include the assets and liabilities of the following significant joint ventures:

		Pacific
	SDG	Premier	Tysons
	Macerich	Retail	Corner
	Properties, L.P.	Trust	LLC
As of June 30, 2007:
Total Assets	$899,509	$1,019,865	$641,167
Total Liabilities	$822,096	$845,216	$368,751
As of December 31, 2006:
Total Assets	$924,720	$1,027,132	$644,545
Total Liabilities	$823,327	$848,070	$371,360

(2)          Certain joint ventures have debt that could become recourse debt to the Company should the joint venture be unable to discharge the obligations of the related debt. As of June 30, 2007 and December 31, 2006, the total amount of debt that could become recourse to the Company was $8,602 and $8,570, respectively.

(3)          The Company’s investment in unconsolidated joint ventures was $448,898 and $451,208 more than the underlying equity as reflected in the joint ventures’ financial statements as of June 30, 2007 and December 31, 2006, respectively. This represents the difference between the cost of the investment and the book value of the underlying equity of the joint venture. The Company is amortizing this difference into income on a straight-line basis, consistent with the depreciable lives on property. The amortization of this difference was $3,045 and $3,432 for the three months ended June 30, 2007 and 2006, and $6,452 and $7,015 for the six months ended June 30, 2007 and 2006, respectively.

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	SDG	Pacific	Tysons	Other
	Macerich	Premier	Corner	Joint
	Properties, L.P.	Retail Trust	LLC	Ventures	Total
Three Months Ended June 30, 2007
Revenues:
Minimum rents	$22,778	$30,823	$14,754	$61,211	$129,566
Percentage rents	513	872	129	2,669	4,183
Tenant recoveries	11,756	12,782	7,364	28,674	60,576
Other	847	991	487	4,927	7,252
Total revenues	35,894	45,468	22,734	97,481	201,577
Expenses:
Shopping center and operating expenses	14,342	13,039	6,352	35,080	68,813
Interest expense	11,589	12,329	4,172	24,569	52,659
Depreciation and amortization	7,457	7,737	5,101	21,199	41,494
Total operating expenses	33,388	33,105	15,625	80,848	162,966
Gain on sale of assets	13	—	—	772	785
Net income	$2,519	$12,363	$7,109	$17,405	$39,396
Company’s equity in net income	$1,260	$6,294	$3,169	$8,274	$18,997
Three Months Ended June 30, 2006
Revenues:
Minimum rents	$23,209	$30,517	$12,554	$53,641	$119,921
Percentage rents	500	1,019	283	2,155	3,957
Tenant recoveries	11,019	12,557	6,262	25,525	55,363
Other	815	1,006	537	4,402	6,760
Total revenues	35,543	45,099	19,636	85,723	186,001
Expenses:
Shopping center and operating expenses	14,414	12,179	6,168	31,767	64,528
Interest expense	11,273	12,860	4,309	21,367	49,809
Depreciation and amortization	7,157	7,334	5,024	16,792	36,307
Total operating expenses	32,844	32,373	15,501	69,926	150,644
Gain on sale of assets	—	—	—	905	905
Net income	$2,699	$12,726	$4,135	$16,702	$36,262
Company’s equity in net income	$1,349	$6,479	$1,695	$8,338	$17,861

	SDG	Pacific	Tysons	Other
	Macerich	Premier	Corner	Joint
	Properties, L.P.	Retail Trust	LLC	Ventures	Total
Six Months Ended June 30, 2007
Revenues:
Minimum rents	$45,927	$61,708	$30,700	$121,036	$259,371
Percentage rents	1,726	2,457	86	4,636	8,905
Tenant recoveries	23,717	24,802	15,616	58,188	122,323
Other	1,788	1,948	917	8,511	13,164
Total revenues	73,158	90,915	47,319	192,371	403,763
Expenses:
Shopping center and operating expenses	29,141	25,471	12,602	67,934	135,148
Interest expense	23,059	24,617	8,369	50,209	106,254
Depreciation and amortization	14,720	15,320	10,365	47,267	87,672
Total operating expenses	66,920	65,408	31,336	165,410	329,074
(Loss) gain on sale of assets	(4,751)	—	—	772	(3,979)
Net income	$1,487	$25,507	$15,983	$27,733	$70,710
Company’s equity in net income	$744	$12,987	$6,522	$13,227	$33,480
Six Months Ended June 30, 2006
Revenues:
Minimum rents	$47,233	$61,894	$28,500	$102,080	$239,707
Percentage rents	1,609	2,656	240	4,848	9,353
Tenant recoveries	22,639	24,066	14,514	51,691	112,910
Other	1,612	1,868	967	9,761	14,208
Total revenues	73,093	90,484	44,221	168,380	376,178
Expenses:
Shopping center and operating expenses	29,030	24,250	12,418	60,986	126,684
Interest expense	20,443	25,684	8,506	38,003	92,636
Depreciation and amortization	14,524	14,491	10,288	33,326	72,629
Total operating expenses	63,997	64,425	31,212	132,315	291,949
Gain on sale of assets	—	—	—	905	905
Net income	$9,096	$26,059	$13,009	$36,970	$85,134
Company’s equity in net income	$4,547	$13,192	$5,048	$16,090	$38,877

Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life (“NML”) of $129,117 and $132,170 as of June 30, 2007 and December 31, 2006, respectively. NML is considered a related party because it is a joint venture partner with the Company in Macerich Northwestern Associates. Interest expense incurred on these borrowings amounted to $2,188 and $2,269 for the three months ended June 30, 2007 and 2006 and $4,367 and $4,545 for the six months ended June 30, 2007 and 2006, respectively.

5.                 Derivative Instruments and Hedging Activities

The Company recognizes and measures all derivatives in the consolidated financial statements at fair value. The Company uses derivative financial instruments in the normal course of business to manage or reduce its exposure to adverse fluctuations in interest rates. The Company designs its hedges to be effective in reducing the risk exposure that they are designated to hedge. Any instrument that meets the cash flow hedging criteria in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” is formally designated as a cash flow hedge at the inception of the derivative contract. On an ongoing quarterly basis, the Company adjusts its balance sheet to reflect the current fair value of its derivatives. To the extent they are effective, changes in fair value of derivatives are recorded in comprehensive income. Ineffective portions, if any, are included in net income. No ineffectiveness was recorded in net income during the three or six months ended June 30, 2007 or 2006. If any derivative instrument used for risk management does not meet the hedging criteria, it is marked-to-market each period in the consolidated statements of operations. As of June 30, 2007, three of the Company’s derivative instruments were not designated as a cash flow hedge. Changes in the market value of these derivative instruments will be recorded in the consolidated statements of operations.

As of June 30, 2007 and December 31, 2006, the Company had $773 and $1,252, respectively, reflected in other comprehensive income related to treasury rate locks settled in prior years. The Company reclassified $241 and $336 for the three months ended June 30, 2007 and 2006 and $478 and $668 for the six months ended June 30, 2007 and 2006, respectively, related to treasury rate lock transactions settled in prior years from accumulated other comprehensive (loss) income to earnings. It is anticipated that an additional $488 will be reclassified during the remainder of the current year.

Interest rate swap and cap agreements are purchased by the Company from third parties to manage the risk of interest rate changes on some of the Company’s floating rate debt. Payments received as a result of these agreements are recorded as a reduction of interest expense. The fair value of the instrument is included in deferred charges and other assets if the fair value is an asset or in other accrued liabilities if the fair value is a deficit. The Company recorded other comprehensive income related to the marking-to-market of interest rate swap/cap agreements of $11,447 and $4,854 for the three months ended June 30, 2007 and 2006 and $7,754 and $11,438 for the six months ended June 30, 2007 and 2006, respectively. The amount expected to be reclassified to interest expense in the next 12 months will be immaterial.

6.                 Property:

Property consists of the following:

	June 30,	December 31,
	2007	2006
Land	$1,178,137	$1,147,464
Building improvements	4,776,347	4,743,960
Tenant improvements	244,870	231,210
Equipment and furnishings	83,943	82,456
Construction in progress	455,552	294,115
	6,738,849	6,499,205
Less accumulated depreciation	(823,967)	(743,922)
	$5,914,882	$5,755,283

Depreciation expense was $44,586 and $39,182 for the three months ended June 30, 2007 and 2006 and $87,162 and $78,655 for the six months ended June 30, 2007 and 2006, respectively.

Gain (loss) on sale of assets consists of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Building improvements and equipment	$—	$—	$35	$(622)
Land and Building	2,279	—	3,996	121
	$2,279	$—	$4,031	$(501)

7.                 Marketable Securities:

Marketable securities consist of the following:

	June 30,	December 31,
	2007	2006
Government debt securities, at par value	$31,142	31,866
Less discount	(1,673)	(1,847)
	29,469	30,019
Unrealized gain	310	514
Fair value	$29,779	30,533

Future contractual maturities of marketable securities at June 30, 2007 are as follows:

1 year or less	$1,405
1 to 5 years	3,900
5 to 10 year	25,837
$31,142

The proceeds from maturities and interest receipts from the marketable securities are restricted to the service of the $27,981 note on which the Company remains obligated following the sale of Greeley Mall on July 27, 2006 (See Note 10—Bank and Other Notes Payable).

8.                 Deferred Charges And Other Assets:

Deferred charges and other assets are summarized as follows:

	June 30,	December 31,
	2007	2006
Leasing	$102,039	$115,657
Financing	45,410	40,906
Intangible assets resulting from SFAS No. 141 allocations:
In-place lease values	200,095	207,023
Leasing commissions and legal costs	35,455	36,177
	382,999	399,763
Less accumulated amortization(1)	(144,150)	(171,073)
	238,849	228,690
Other assets	87,616	79,135
	$326,465	$307,825

(1)          Accumulated amortization includes $84,971 and $86,172 relating to intangibles resulting from SFAS No. 141 allocations at June 30, 2007 and December 31, 2006, respectively.

The allocated values of above market leases included in other assets and the below market leases included in other accrued liabilities, related to SFAS No. 141, consist of the following:

	June 30,	December 31,
	2007	2006
Above Market Leases
Original allocated value	$ 65,752	$ 64,718
Less accumulated amortization	(34,951)	(36,058)
	$ 30,801	$ 28,660
Below Market Leases
Original allocated value	$ 156,667	$ 150,300
Less accumulated amortization	(83,768)	(77,261)
	$ 72,899	$ 73,039

9.                 Mortgage Notes Payable:

Mortgage notes payable consist of the following:

	Carrying Amount of Mortgage Notes(a)					Monthly
	June 30, 2007		December 31, 2006		Interest	Payment	Maturity
Property Pledged as Collateral	Other	Related Party	Other	Related Party	Rate	Term(b)	Date
Borgata(c)	$ 14,609	$ —	$ 14,885	$ —	5.39%	$ 115	2007
Capitola Mall	—	40,166	—	40,999	7.13%	380	2011
Carmel Plaza	26,465	—	26,674	—	8.18%	202	2009
Casa Grande(d)	26,833	—	7,304	—	6.75%	151	2009
Chandler Fashion Center	171,367	—	172,904	—	5.48%	1,043	2012
Chesterfield Towne Center(e)	56,445	—	57,155	—	9.07%	548	2024
Danbury Fair Mall	179,688	—	182,877	—	4.64%	1,225	2011
Deptford Mall(f)	172,500	—	100,000	—	5.41%	453	2013
Eastview Commons	8,966	—	9,117	—	5.46%	66	2010
Eastview Mall	101,943	—	102,873	—	5.10%	592	2014
Fiesta Mall	84,000	—	84,000	—	4.88%	346	2015
Flagstaff Mall	37,000	—	37,000	—	4.97%	155	2015
FlatIron Crossing	189,412	—	191,046	—	5.23%	1,102	2013
Freehold Raceway Mall	180,600	—	183,505	—	4.68%	1,184	2011
Fresno Fashion Fair	64,095	—	64,595	—	6.52%	437	2008
Great Northern Mall	40,618	—	40,947	—	5.19%	224	2013
Greece Ridge Center(g)	72,000	—	72,000	—	5.97%	358	2008
La Cumbre Plaza(h)	30,000	—	30,000	—	6.20%	155	2008
La Encantada(i)	—	78,000	51,000	—	5.60%	364	2012
Marketplace Mall	39,916	—	40,473	—	5.30%	267	2017
Northridge Mall(j)	81,826	—	82,514	—	4.84%	453	2009
Oaks, The(k)	—	—	92,000	—	5.37%	—	—
Pacific View	89,557	—	90,231	—	7.16%	648	2011
Panorama Mall(l)	50,000	—	50,000	—	6.16%	257	2010
Paradise Valley Mall(m)	—	—	74,990	—	5.89%	—	—
Paradise Valley Mall	21,698	—	22,154	—	5.89%	183	2009
Pittsford Plaza	24,941	—	25,278	—	5.02%	160	2013
Prescott Gateway	60,000	—	60,000	—	5.78%	289	2011
Queens Center	91,283	—	92,039	—	6.88%	633	2009

Queens Center	109,431	109,430	110,313	110,312	7.00%	1,501	2013
Rimrock Mall	43,146	—	43,452	—	7.45%	320	2011
Salisbury, Center at	115,000	—	115,000	—	5.79%	555	2016
Santa Monica Place	79,545	—	80,073	—	7.70%	606	2010
Shoppingtown Mall	45,435	—	46,217	—	5.01%	319	2011
South Plains Mall	59,209	—	59,681	—	8.22%	454	2009
South Towne Center	64,000	—	64,000	—	6.61%	357	2008
Towne Mall	15,066	—	15,291	—	4.99%	101	2012
Twenty Ninth Street(n)	105,176	—	94,080	—	6.12%	536	2009
Valley River Center(o)	120,000	—	100,000	—	5.59%	559	2016
Valley View Center	125,000	—	125,000	—	5.72%	596	2011
Victor Valley, Mall of	51,823	—	52,429	—	4.60%	304	2008
Village Fair North	11,046	—	11,210	—	5.89%	82	2008
Vintage Faire Mall	64,884	—	65,363	—	7.89%	508	2010
Westside Pavilion	92,779	—	93,513	—	6.67%	628	2008
Wilton Mall	45,614	—	46,604	—	4.79%	349	2009
	$ 3,062,916	$ 227,596	$ 3,179,787	$ 151,311

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

Debt premiums (discounts) consist of the following:

	June 30,	December 31,
Property Pledged as Collateral	2007	2006
Borgata	$ 98	$ 245
Danbury Fair Mall	15,537	17,634
Eastview Commons	675	776
Eastview Mall	1,877	2,018
Freehold Raceway Mall	14,089	15,806
Great Northern Mall	(177)	(191)
Marketplace Mall	1,731	1,813
Paradise Valley Mall	—	2
Paradise Valley Mall	538	685
Pittsford Plaza	941	1,025
Shoppingtown Mall	4,276	4,813
Towne Mall	511	558
Victor Valley, Mall of	216	377
Village Fair North	97	146
Wilton Mall	3,462	4,195
	$ 43,871	$ 49,902

(b)          This represents the monthly payment of principal and interest.

(c)    This loan was paid off in full on July 11, 2007.

(d)          The construction loan allows for total borrowings of up to $110,000, and bears interest at LIBOR plus a spread of 1.20% to 1.40% depending on certain conditions. The loan matures in August 2009, with two one-year extension options. At June 30, 2007 and December 31, 2006, the total interest rate was 6.75%.

(e)           In addition to monthly principal and interest payments, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property’s gross receipts exceeds a base amount. Contingent interest expense recognized by the Company was $113 and $142 for the three months ended June 30, 2007 and 2006, and $192 and $212 for the six months ended June 30, 2007 and 2006 , respectively.

(f)             On May 23, 2007, the Company borrowed an additional $72,500 under the loan agreement at a fixed rate of 5.38%. The total interest rate at June 30, 2007 and December 31, 2006, was 5.41% and 5.58%, respectively.

(g)           The floating rate loan bears interest at LIBOR plus 0.65%. The Company has stepped interest rate cap agreements over the term of the loan that effectively prevent LIBOR from exceeding 7.95%. At June 30, 2007 and December 31, 2006, the total interest rate was 5.97% and 6.0%, respectively. In July 2007, the loan was extended until November 6, 2008.

(h)          The floating rate loan bears interest at LIBOR plus 0.88% and matures on August 9, 2007 with two one-year extension options. The Company has an interest rate cap agreement over the loan term which effectively prevents LIBOR from exceeding 7.12%. At June 30, 2007 and December 31, 2006, the total interest rate was 6.20% and 6.23%, respectively. In July 2007, the loan was extended until August 9, 2008.

(i)              On March 23, 2007, the Company paid off the $51,000 interest only loan on the property. On May 15, 2007, the Company placed a new $78,000 loan on the property that bears interest at a fixed rate of 5.60% and matures on June 1, 2012.

(j)              The loan bore interest at LIBOR plus 2.0% for six months and then converted at January 1, 2005 to a fixed rate loan at 4.94%. The effective interest rate over the entire term is 4.84%.

(k)          The loan was paid off in full on February 2, 2007.

(l)              The floating rate loan bears interest at LIBOR plus 0.85% and matures in February 2010. There is an interest rate cap agreement on this loan which effectively prevents LIBOR from exceeding 6.65%. At June 30, 2007 and December 31, 2006, the total interest rate was 6.16% and 6.23%, respectively.

(m)      The loan was paid off in full on January 2, 2007.

(n)          The construction loan allows for total borrowings of up to $115,000, and bears interest at LIBOR plus a spread of 1.1% to 1.25% depending on certain conditions. The loan matures in June 2009, with a one-year extension option. At June 30, 2007 and December 31, 2006, the total interest rate was 6.12% and 6.67%, respectively.

(o)          Concurrent with the acquisition of this property, the Company placed a $100,000 loan that bears interest at 5.58% and matures on February 16, 2016. On January 23, 2007, the Company exercised an earn-out provision under the loan agreement and borrowed an additional $20,000 at a fixed rate of 5.64%. The total interest rate at June 30, 2007 and December 31, 2006, was 5.59% and 5.58%, respectively.

Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

Total interest expense capitalized was $8,816 and $3,045 for the three months ended June 30, 2007 and 2006 and $14,115 and $6,040 and for the six months ended June 30, 2007 and 2006, respectively.

The fair value of mortgage notes payable is estimated to be approximately $3,279,540 and $3,368,727, at June 30, 2007 and December 31, 2006, respectively, based on current interest rates for comparable loans.

10.          Bank and Other Notes Payable:

Bank and other notes payable consist of the following:

Convertible Senior Notes

On March 16, 2007, the Company issued $950,000 in convertible senior notes (“Senior Notes”) that are to mature on March 15, 2012. The Senior Notes bear interest at 3.25%, payable semiannually, are senior unsecured debt of the Company and are guaranteed by the Operating Partnership. Prior to December 14, 2011, upon the occurrence of certain specified events, the Senior Notes will be convertible at the option of holder into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the election of the Company, at an initial conversion rate of 8.9702 shares per $1 principal amount. On and after December 15, 2011, the Senior Notes will be convertible at any time prior to the second business day preceding the maturity date at the option of the holder at the initial conversion rate. The initial conversion price of approximately $111.48 per share represents a 20% premium over the closing price of the Company’s common stock on March 12, 2007. The initial conversion rate is subject to adjustment in certain circumstances. Holders of the Senior Notes will not have the right to require the Company to repurchase the Senior Notes prior to maturity except in connection with the occurrence of certain fundamental change transactions. The carrying value of the Senior Notes at June 30, 2007, includes an unamortized discount of $8,944 incurred at issuance and is amortized into interest expense over the term of the Senior Notes in a manner that approximates the effective interest method. As of June 30, 2007, the effective interest rate was 3.48%.

In connection with the issuance of the Senior Notes, the Company purchased two capped calls (“Capped Calls”) from affiliates of the initial purchasers of the Senior Notes. The Capped Calls effectively increased the conversion price of the Senior Notes to approximately $130.06, which represents a 40% premium to the March 12, 2007 closing price of $92.90 per common share of the Company. The Capped Calls are expected to generally reduce the potential dilution upon exchange of the Senior Notes in the event the market value per share of the Company’s common stock, as measured under the terms of the relevant settlement date, is greater than the strike price of the Capped Calls. If, however, the market value per share of the Company’s common stock exceeds $130.06 per common share, then the dilution mitigation under the Capped Calls will be capped, which means there would be dilution from exchange of the Senior Notes to the extent that the market value per share of the Company’s common stock exceeds $130.06. The cost of the Capped Calls was approximately $59,850 and was recorded as a charge to “Additional paid-in capital”.

Line of Credit

The Company has a $1,500,000 revolving line of credit that matures on April 25, 2010 with a one-year extension option. The interest rate fluctuated from LIBOR plus 1.0% to LIBOR plus 1.35% depending on the Company’s overall leverage. On July 3, 2007, the Company amended the revolving line of credit agreement. Interest rates, after amendment, will fluctuate between LIBOR plus 0.75% to LIBOR plus 1.10% depending on the Company’s overall leverage. The Company has an interest rate swap agreement that effectively fixed the interest rate on $400,000 of the outstanding balance of the line of credit at 6.23% until April 25, 2011. As of June 30, 2007 and December 31, 2006, borrowings outstanding were $414,000 and $934,500 at an average interest rate, excluding the $400,000 swapped portion, of 6.47% and 6.60%, respectively.

Term Notes

On May 13, 2003, the Company issued $250,000 in unsecured notes that were to mature in May 2007 with a one-year extension option and bore interest at LIBOR plus 2.50%. These notes were repaid in full on March 16, 2007, from the proceeds of the Senior Notes offering. At December 31, 2006, all of the notes were outstanding at an interest rate of 6.94%.

On April 25, 2005, the Company obtained a five-year, $450,000 term loan bearing interest at LIBOR plus 1.50%. In November 2005, the Company entered into an interest rate swap agreement that effectively fixed the interest rate of the term loan at 6.30% from December 1, 2005 to April 25, 2010. As of June 30, 2007 and December 31, 2006, the entire term loan was outstanding with an effective interest rate of 6.30%.

On July 27, 2006, concurrent with the sale of Greeley Mall (See Note 14—Discontinued Operations), the Company provided marketable securities to replace Greeley Mall as collateral for the mortgage note payable on the property (See Note 7—Marketable Securities). As a result of this transaction, the debt was reclassified to bank and other notes payable. This note bears interest at 6.18% and matures in September 2013. As of June 30, 2007 and December 31, 2006, the note had a balance outstanding of $27,981 and $28,281, respectively. The fair value is estimated to be approximately $28,255 and $29,288 at June 30, 2007 and December 31, 2006, respectively, based on current interest rates for comparable loans.

As of June 30, 2007 and December 31, 2006, the Company was in compliance with all applicable loan covenants.

11.          Related-Party Transactions:

Certain unconsolidated joint ventures have engaged the Management Companies to manage the operations of the Centers. Under these arrangements, the Management Companies are reimbursed for compensation paid to on-site employees, leasing agents and project managers at the Centers, as well as insurance costs and other administrative expenses.

The following fees were charged to unconsolidated joint ventures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Management Fees
MMC	$2,544	$2,781	$5,106	$5,792
Westcor Management Companies	1,658	1,675	3,261	3,339
Wilmorite Management Companies	345	369	773	712
	$4,547	$4,825	$9,140	$9,843
Development and Leasing Fees
MMC	$78	$231	$183	$489
Westcor Management Companies	2,712	927	4,388	1,683
Wilmorite Management Companies	22	25	50	72
	$2,812	$1,183	$4,621	$2,244

Certain mortgage notes on the properties are held by NML (See Note 9—Mortgage Notes Payable). Interest expense in connection with these notes was $3,213 and $2,715 for the three months ended June 30, 2007 and 2006, and $5,862 and $5,412 for the six months ended June 30, 2007 and 2006, respectively. Included in accounts payable and accrued expenses is interest payable to these partners of $1,116 and $793 at June 30, 2007 and December 31, 2006, respectively.

As of June 30, 2007 and December 31, 2006, the Company had loans to unconsolidated joint ventures of $447 and $708, respectively. Interest income associated with these notes was $10 and $21 for the three months ended June 30, 2007 and 2006 and $22 and $45 for the six months ended June 30, 2007 and 2006, respectively. These loans represent initial funds advanced to development stage projects prior to construction loan funding. Correspondingly, loan payables in the same amount have been accrued as an obligation by the various joint ventures.

Due from affiliates of $4,344 and $4,282 at June 30, 2007 and December 31, 2006, respectively, represents unreimbursed costs and fees due from unconsolidated joint ventures under management agreements.

Certain Company officers and affiliates have guaranteed mortgages of $21,750 at one of the Company’s joint venture properties.

12.          Stock Repurchase Program:

On March 16, 2007, the Company repurchased 807,000 shares for $74,970 concurrent with the Senior Notes offering (See Note 10—Bank and Other Notes Payable). These shares were repurchased pursuant to the Company’s stock repurchase program authorized by the Company’s Board of Directors on March 9, 2007. This repurchase program ended March 16, 2007 because the maximum shares allowed to be repurchased under the program was reached.

13.          Acquisitions:

The following were acquisitions completed by the Company in 2006:

Valley River:

On February 1, 2006, the Company acquired Valley River Center, an 835,694 square foot super-regional mall in Eugene, Oregon. The total purchase price was $187,500 and concurrent with the acquisition, the Company placed a $100,000 ten-year loan on the property. On January 23, 2007, the Company exercised an earn-out provision under the loan agreement and borrowed an additional $20,000. The balance of the purchase price was funded by cash and borrowings under the Company’s line of credit. The results of Valley River Center’s operations have been included in the Company’s consolidated financial statements since the acquisition date.

Federated:

On July 26, 2006, the Company purchased 11 department stores located in 10 of its Centers from Federated Department Stores, Inc. for approximately $100,000. The purchase price consisted of a $93,000 cash payment at closing and a $7,000 cash payment on March 29, 2007 paid in connection with a development work commitment by Federated. The Company’s share of the purchase price of $81,043 was funded in part from the proceeds of sales of properties and from borrowings under the Company’s line of credit. The balance of the purchase price was paid by the Company’s joint venture partners where four of the eleven stores are located. The purchase price allocation included in the Company’s balance sheet as of June 30, 2007 and December 31, 2006 was based on information available at that time.

Deptford:

On December 1, 2006, the Company acquired Deptford Mall, a 1,039,840 square foot super-regional mall in Deptford, New Jersey. The total purchase price was $240,055. The purchase price was funded by cash and borrowings under the Company’s line of credit. Subsequently in 2006, the Company placed a $100,000 six-year loan on the property. On May 23, 2007, the Company borrowed an additional $72,500 under the loan agreement. The proceeds from the two borrowings were used to pay down the Company’s line of credit. The results of Deptford Mall’s operations have been included in the Company’s consolidated financial statements since the acquisition date. The purchase price allocation included in the Company’s balance sheet as of December 31, 2006 was based on information available at that time. Subsequent adjustment to the allocation was made during the three months ended March 31, 2007 based upon the receipt of a third-party valuation report.

14.          Discontinued Operations:

The following were dispositions completed by the Company in 2006:

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

The proceeds from the sale of Park Lane Mall, Holiday Village, Greeley Mall and Great Falls Marketplace were used in part to fund the Company’s pro rata share of the purchase price of the Federated stores acquisition (See Note 13—Acquisitions) and pay down the Company’s line of credit.

On December 29, 2006, the Company sold Citadel Mall, Northwest Arkansas Mall and Crossroads Mall in a combined sale for $373,800, resulting in a gain of $132,671 in 2006. The proceeds were used to pay down the Company’s line of credit and pay off the mortgage note payable on Paradise Valley Mall (See Note 9—Mortgage Notes Payable).

The Company has classified the results of operations for the three and six months ended June 30, 2007 and 2006 for all of the above dispositions as discontinued operations.

Loss on sale of assets from discontinued operations of $1,124 and $1,413 for the three and six months ended June 30, 2007, consisted of additional costs related to properties sold in 2006.

Revenues and (loss) income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Scottsdale/101	$26	$2,044	$42	$4,641
Park Lane Mall	2	676	14	1,401
Holiday Village	68	1,229	133	2,470
Greeley Mall	(2)	2,028	(3)	3,900
Great Falls Marketplace	—	667	—	1,328
Citadel Mall	(38)	3,977	47	8,155
Northwest Arkansas Mall	9	3,231	33	6,522
Crossroads Mall	(63)	2,936	(26)	5,844
	$2	$16,788	$240	$34,261
(Loss) income from discontinued operations:
Scottsdale/101	$—	$304	$3	$311
Park Lane Mall	2	(54)	19	95
Holiday Village	51	491	114	976
Greeley Mall	(253)	382	(258)	677
Great Falls Marketplace	—	393	1	802
Citadel Mall	(194)	461	(134)	1,125
Northwest Arkansas Mall	17	836	23	1,727
Crossroads Mall	15	1,027	51	1,964
	$(362)	$3,840	$(181)	$7,677

15.          Commitments and Contingencies:

The Company has certain properties that are subject to non-cancelable operating ground leases. The leases expire at various times through 2097, subject in some cases, to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined in the lease agreements. Ground rent expenses were $851 and $835 for the three months ended June 30, 2007 and 2006, and $1,717 and $2,114 for the six months ended June 30, 2007 and 2006, respectively. No contingent rent was incurred in either period.

As of June 30, 2007 and December 31, 2006, the Company was contingently liable for $6,262 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company. In addition, the Company has a $24,000 letter of credit that serves as collateral to a liability assumed in the acquisition of Shoppingtown Mall in 2005.

16.          Share and Unit-Based Plans:

The Company has established share and unit-based compensation plans for the purpose of attracting and retaining executive officers, directors and key employees. The share-based compensation plans provide for grants of stock awards, stock options, operating partnership units and phantom stock units. In addition, the Company has established an Employee Stock Purchase Plan to allow employees to purchase the Company’s common stock at a discount.

On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” to account for its share and unit-based compensation plans using the modified-prospective method. Accordingly, prior period amounts have not been restated. Under SFAS No. 123(R), an equity instrument is not recorded to common stockholders’ equity until the related compensation expense is recorded over the requisite service period of the award. The Company records compensation cost on a straight-line basis for awards, excluding the market-indexed awards under the Long-Term Incentive Plan (“LTIP”). Compensation cost for the market-indexed LTIP awards are recognized under the graded attribution method.

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

The following summarizes the compensation cost under share-based plans:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
LTIP	$2,054	$—	$4,044	$—
Stock awards	3,229	2,985	5,996	5,987
Phantom stock	223	(63)	290	266
	$5,506	$2,922	$10,330	$6,253

The following table summarizes the activity of LTIP awards:

	Number of	Weighted Average Grant Date
	Units	Fair Value
Balance at January 1, 2007	215,709	$52.18
Granted	57,258	$64.35
Vested	—	$—
Forfeited	—	$—
Balance at June 30, 2007	272,967	$54.73

As of June 30, 2007, there was $10,211 of unrecognized compensation cost related to non-vested LTIP units, which is expected to be recognized over the three year period ending December 31, 2009.

The following table summarizes the activity of non-vested stock awards:

	Number of	Weighted Average Grant Date
	Shares	Fair Value
Balance at January 1, 2007	392,294	$61.06
Granted	150,057	$92.36
Vested	(201,311)	$56.89
Forfeited	(2,428)	$70.09
Balance at June 30, 2007	338,612	$77.84

The following table summarizes the activity of the non-vested phantom stock units:

	Number of Units	Weighted Average Exercise Price
Balance at January 1, 2007	—	$—
Granted	11,353	$84.57
Vested	(3,330)	$85.04
Forfeited	—	$—
Balance at June 30, 2007	8,023	$84.53

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

The income tax benefit (expense) of the TRSs is as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Current	$(8)	$(9)	$(17)	$(20)
Deferred	795	(209)	924	335
	$787	$(218)	$907	$315

SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred tax assets and liabilities of the TRSs relate primarily to differences in the book and tax bases of property and to operating loss carryforwards for federal and state income tax purposes. A valuation allowance for deferred tax assets is provided if the Company believes it is more likely than not that all or some portion of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent on the Company generating sufficient taxable income in future periods. The net operating loss carryforwards are currently scheduled to expire through 2026, beginning in 2011. Net deferred tax assets were $12,374 and $11,227 at June 30, 2007 and December 31, 2006, respectively.

The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of this standard did not have a material impact on the Company’s results of operations or financial condition. At the adoption date of January 1, 2007, the Company had $1,574 of unrecognized tax benefit, all of which would affect the Company’s effective tax rate if recognized, and which was recorded as a charge to additional paid-in capital. At June 30, 2007, the Company had $1,871 of unrecognized tax benefit. As a result of tax positions taken during the current period, an increase in the unrecognized tax benefit of $297 was included in the Company’s consolidated statement of operations.

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

20.          Subsequent Events:

On July 2, 2007, the joint venture refinanced Scottsdale Fashion Square with a $550 million mortgage loan bearing interest at a fixed rate of 5.66% and maturing on July 6, 2013. The Company used its pro rata share of excess proceeds to pay down its line of credit.

On July 27, 2007, the Company declared a dividend/distribution of $0.71 per share for common stockholders, OP unit holders and Series A Preferred stock holders of record on August 21, 2007. In addition, MACWH, LP declared a distribution of $0.96 per unit for its convertible preferred unit holders and $0.71 per unit for its common unit holders of record on August 21, 2007. All dividends/distributions will be paid on September 7, 2007.

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

Management’s Overview and Summary

The Company is involved in the acquisition, ownership, development, redevelopment, management, and leasing of regional and community shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). As of June 30, 2007, the Operating Partnership owned or had an ownership interest in 73 regional shopping centers and 18 community shopping centers aggregating approximately 77 million square feet of gross leasable area. These 91 regional and community shopping centers are referred to hereinafter as the “Centers”, unless the context otherwise requires. The Company is a self-administered and self-managed real estate investment trust (“REIT”) and conducts all of its operations through the Operating Partnership and the Company’s Management Companies.

The following discussion is based primarily on the consolidated financial statements of the Company for the three and six months ended June 30, 2007 and 2006. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

On December 1, 2006, the Company acquired Deptford Mall, a two-level 1.0 million square foot super-regional mall in Deptford, New Jersey. The total purchase price of $241.0 million was funded by cash and borrowings under the Company’s line of credit. On December 7, 2006, the Company placed a $100.0 million six-year loan bearing interest at a fixed rate of 5.44% on the property. On May 23, 2007, the Company borrowed an additional $72.5 million under the loan agreement.

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

Deptford Mall is referred herein as the “2006 Acquisition Center” for the purposes of comparing the results for the three months ended June 30, 2007 to the three months ended June 30, 2006. Valley River Center and Deptford Mall are referred to herein as the “2006 Acquisition Centers” for the purposes of comparing the results of the six months ended June 30, 2007 to the six months ended June 30, 2006.

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

In March 2007, the Company submitted its entitlement requests to redevelop Santa Monica Place, a 540,000 square foot shopping center in Santa Monica, California.  In 2006, the Company acquired one of the two anchor spaces at Santa Monica Place as a result of its Federated acquisition.  The redevelopment is estimated to be completed in late 2009.

SanTan Village, a 1.2 million square foot regional shopping center on 120 acres, will be the first regional shopping center developed in the fast-growing area of Gilbert, Arizona and the first regional mall opened in the Phoenix metroplex since the opening of Chandler Fashion Center in 2001.  Currently 90% committed, the first phase of the open-air shopping center, including approximately 100 specialty retailers and Dillard's, is scheduled to open in October, 2007.  Remaining retail phases are slated to open in 2008.

Phase I of The Promenade at Casa Grande, a 1 million square foot, 120 acre regional shopping center in fast growing Pinal County, Arizona, is 90% committed and scheduled to open in November, 2007.  The first phase features mini-anchors, restaurants and shops.  Bed, Bath & Beyond, Claire's, Cost Plus World Market, Fashion Bug, Olive Garden, Mimi's Café and Sports Authority will join the existing line up which includes Dillard's, JCPenney, Target, Kohl's and Harkins Theaters.  Phase II is scheduled to open Spring 2008. The Promenade at Casa Grande is 51% owned by the Company.

At Flagstaff Mall, in Flagstaff, Arizona the first phase of the 287,000 square foot power center addition is scheduled for a Fall 2007 opening.  Home Depot will anchor The Marketplace and will open with first-to-market retailers including Shoe Pavilion, Marshall’s, Best Buy, Old Navy, Linens ‘n Things, Cost Plus World Market and Petco.

At Freehold Raceway Mall in Freehold, New Jersey, construction continues on the 110,000 square foot lifestyle expansion which is slated to open in November, 2007.  The project is 85% committed.  New retailers include Borders, The Cheesecake Factory, P.F. Chang’s, Jared and The Territory Ahead.  New retailers joining the existing 1.6 million square foot regional shopping center, which is undergoing an interior renovation, include Ruehl, Robot Galaxy, Solstice, Charlotte Russe, Amuse and Pro Image.

Scottsdale Fashion Square, the 2 million square foot luxury flagship, is undergoing a $130 million redevelopment and expansion.  Phase I of the expansion is expected to begin Fall 2007 with the demolition of the vacant anchor space, acquired from Federated, and an adjacent parking structure.  A 65,000 square foot, first-to-market Barneys New York, will anchor an additional 100,000-square-feet of new shop space slated to open Fall 2009.

Construction continues on the combined redevelopment, expansion and interior renovation of The Oaks, an upscale 1.1 million square foot super-regional shopping center in California’s affluent Thousand Oaks.  The project is expected to be completed in Fall 2008.  The market’s first Nordstrom department store is under construction.

At Estrella Falls, plans continue moving forward.  Infrastructure improvements are underway and the site plan approval process for the regional shopping center is anticipated to be completed in Fall 2007.  The adjacent power center is expected to open in phases beginning in 2008.  Regional shopping center retailers announced to date include Coach, Chico’s, White House/Black Market and Industrial Ride Shop; announced power center retailers include Bashas’, Staples, Shoe Pavilion and Razmataz.  The mall is projected to open in phases beginning in 2009.

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

Results of Operations

Many of the variations in the results of operations, discussed below, occurred due to the transactions described above including the 2006 Acquisition Center(s) and the Redevelopment Centers. For the comparison of the three and six months ended June 30, 2007 to the three and six months ended June 30, 2006, the “Same Centers” include all consolidated Centers, excluding 2006 Acquisition Center(s) and the Redevelopment Centers.

Comparison of the Three Months Ended June 30, 2007 and 2006

Revenues

Minimum and percentage rents (collectively referred to as “rental revenue”) increased by $9.6 million, or 8.1%, from 2006 to 2007. Rental revenue increased $3.8 million from the 2006 Acquisition Center, $3.7 million from the Redevelopment Centers and $2.1 million from the Same Centers.

The amortization of above and below market leases, which is recorded in rental revenue, decreased to $2.4 million in 2007 from $3.5 million in 2006. The decrease in amortization is primarily due to accelerated amortization of leases terminated in 2006. The amortization of straight-lined rents, included in rental revenue, was $2.3 million in 2007 compared to $2.2 million in 2006. Lease termination income, included in rental revenue, was $2.9 million in 2007 compared to $1.2 million in 2006.

Tenant recoveries increased $7.5 million, or 12.4%, from 2006 to 2007. Approximately $3.8 million of the increase in tenant recoveries related to the Same Centers, $2.5 million related to the 2006 Acquisition Center and $1.2 million related to the Redevelopment Centers.

Management Companies’ Revenues

Management Companies’ revenues increased by $2.2 million from 2006 to 2007, primarily due to increased management fees received from the joint venture Centers, additional third party management contracts and increased development fees from joint ventures.

Shopping Center and Operating Expenses

Shopping center and operating expenses increased $4.8 million, or 7.5%, from 2006 to 2007. Approximately $2.2 million of the increase in shopping center and operating expenses relates to the 2006 Acquisition Center, $1.3 million relates to the Redevelopment Centers and $0.6 million relates to the Same Centers.

Management Companies’ Operating Expenses

Management Companies’ operating expenses increased to $18.5 million in 2007 from $12.1 million in 2006, in part as a result of the additional costs of managing the joint venture Centers and third party managed properties.

REIT General and Administrative Expenses

REIT general and administrative expenses increased by $1.1 million in 2007 from 2006, primarily due to increased share and unit-based compensation expense in 2007.

Depreciation and Amortization

Depreciation and amortization increased $4.4 million in 2007 from 2006. The increase in depreciation and amortization is primarily attributed to a $2.8 million increase at the 2006 Acquisition Center and a $2.2 million increase at the Redevelopment Centers offset in part by a decrease of $1.0 million at the Same Centers.

Interest Expense

Interest expense decreased $5.9 million in 2007 from 2006. The decrease is primarily attributed to the following decreases: $3.1 million from the Same Centers, $4.8 million from the line of credit, $4.2 million from the term loans and $2.8 million from the Redevelopment Centers. The decrease in interest expense was offset in part by an increase of $8.2 million due to the issuance of $950.0 million of convertible senior notes on March 16, 2007 and an $1.8 million increase from the 2006 Acquisition Center. The decrease in interest on the term loans was due to the repayment of the $250 million loan in 2007 and the repayment of the $619 million term loan in 2006. (See “Liquidity and Capital Resources”). The decrease in interest on the line of credit was due to a decrease in average outstanding borrowings during 2007 due to the issuance of the senior notes and a decrease in interest rates due to the $400 million swap and lower LIBOR rates and spreads. The above interest expense items are net of capitalized interest of $8.8 million in 2007, up from $3.0 million in 2006 due to increases in redevelopment activity.

Equity in Income of Unconsolidated Joint Ventures

The equity in income of unconsolidated joint ventures increased $1.1 million in 2007 from 2006. The increase in equity in income of unconsolidated joint ventures is primarily attributed to an increase in rental revenues in 2007.

Discontinued Operations

The income from discontinued operations decreased $31.3 million in 2007 from 2006. The decrease relates primarily to the sale in 2006 of Scottsdale/101, resulting in a gain on sale of $25.8 million. In addition, the Company sold Park Lane Mall, Holiday Village, Greeley Mall, Great Falls Marketplace, Citadel Mall, Crossroads Mall and Northwest Arkansas Mall in 2006 (See “Management’s Overview and Summary—Acquisitions and dispositions”). As result of these sales, the Company classified the results of operations for these properties to discontinued operations.

Minority Interest in the Operating Partnership

The minority interest in the Operating Partnership represents the 15.1% weighted average interest of the Operating Partnership not owned by the Company during 2007 compared to the 15.7% not owned by the Company during 2006. The change in ownership interest is primarily due to the stock offering by the Company in 2006, the redemption of OP Units in 2007 and the repurchase of 807,000 shares in 2007 (See Note 12—Stock Repurchase Program of the Company’s Consolidated Financial Statements).

Funds From Operations

Primarily as a result of the factors mentioned above, Funds from Operations (“FFO”)—diluted increased 18.0% to $100.7 million in 2007 from $85.3 million in 2006. For the reconciliation of FFO and FFO-diluted to net income available to common stockholders, see “Funds from Operations.”

Comparison of the Six Months Ended June 30, 2007 and 2006

Revenues

Rental revenue increased by $12.9 million, or 5.3%, from 2006 to 2007. The increase in rental revenue is attributed to an increase of $9.0 million from the 2006 Acquisition Centers and $5.0 million from the Redevelopment Centers, offset in part by a $0.8 million decrease from the Same Centers.

The amortization of above and below market leases, which is recorded in rental revenue, decreased to $5.7 million in 2007 from $7.4 million in 2006. The decrease in amortization is primarily due to accelerated amortization of leases terminated in 2006. The amortization of straight-lined rents, included in rental revenue, was $3.6 million in 2007 compared to $4.0 million in 2006. Lease termination income, included in rental revenue, was $5.1 million in 2007 compared to $8.1 million in 2006.

Tenant recoveries increased $12.8 million, or 10.4%, from 2006 to 2007. The increase in tenant recoveries is attributed to an increase of $5.6 million from the 2006 Acquisition Centers, $5.4 million from the Same Centers and $1.9 million from the Redevelopment Centers.

Management Companies’ Revenues

Management Companies’ revenues increased by $3.7 million from 2006 to 2007, primarily due to increased management fees received from the joint venture Centers, additional third party management contracts and increased development fees from joint ventures.

Shopping Center and Operating Expenses

Shopping center and operating expenses increased $11.6 million, or 9.2%, from 2006 to 2007. Approximately $5.0 million of the increase in shopping center and operating expenses related to the 2006 Acquisition Centers, $3.3 million related to the Same Centers and $2.8 million related to the Redevelopment Centers.

Management Companies’ Operating Expenses

Management Companies’ operating expenses increased to $36.3 million in 2007 from $26.8 million in 2006, in part as a result of the additional costs of managing the joint venture Centers and third party managed properties.

REIT General and Administrative Expenses

REIT general and administrative expenses increased by $2.8 million in 2007 from 2006, primarily due to increased share and unit-based compensation expense in 2007.

Depreciation and Amortization

Depreciation and amortization increased $2.1 million in 2007 from 2006. The increase in depreciation and amortization is primarily attributed to an increase of $5.8 million at the 2006 Acquisition Centers and $3.6 million at the Redevelopment Centers offset in part by a decrease of $7.7 million at the Same Centers.

Interest Expense

Interest expense decreased $7.1 million in 2007 from 2006. The decrease is primarily attributed to the following decreases: $6.6 million from term loans, $5.9 million from the Same Centers, $5.7 million from the line of credit and $3.4 million from the Redevelopment Centers. The decrease in interest expense was offset in part by an increase of $9.6 million due to the issuance of $950.0 million of convertible senior notes on March 16, 2007 and an increase of $4.1 million from the 2006 Acquisition Centers. The decrease in interest on term loans was due to the repayment of the $250 million loan in 2007 and the repayment of the

$619 million term loan in 2006. (See “Liquidity and Capital Resources”). The decrease in interest on the line of credit was due to a decrease in average outstanding borrowings during 2007 due to the issuance of the senior notes and a decrease in interest rates. The above interest expense items are net of capitalized interest of $14.1 million in 2007, up from $6.0 million in 2006 due to increases in redevelopment activity.

Equity in Income of Unconsolidated Joint Ventures

The equity in income of unconsolidated joint ventures decreased $5.4 million in 2007 from 2006. The decrease in equity in income of unconsolidated joint ventures is due in part to a $2.4 million loss on sale of assets at the SDG Macerich Properties, L.P. joint venture and $3.1 million in additional interest expense and depreciation at other joint ventures due to the completion of development projects.

Loss on Early Extinguishment of Debt

The Company recorded a $0.9 million loss from the early extinguishment of the $250 million term loan in 2007. In 2006, the Company recorded a loss from the early extinguishment of debt of $1.8 million related to the pay off of the $619 million term loan.

Discontinued Operations

The income from discontinued operations decreased $35.2 million in 2007 from 2006. The decrease primarily relates to the recognition of the $25.8 million gain relating to the sale of Scottsdale/101 in 2006. In addition, the Company sold Park Lane Mall, Holiday Village, Greeley Mall, Great Falls Marketplace, Citadel Mall, Crossroads Mall and Northwest Arkansas Mall in 2006 (See “Management’s Overview and Summary—Acquisitions and dispositions”). As result of these sales, the Company classified the results of operations for these properties to discontinued operations.

Minority Interest in the Operating Partnership

The minority interest in the Operating Partnership represents the 15.3% weighted average interest of the Operating Partnership not owned by the Company during 2007 compared to the 16.0% not owned by the Company during 2006. The change in ownership interest is primarily due to the stock offering by the Company in 2006, the redemption of OP Units in 2007 and the repurchase of 807,000 shares in 2007 (See Note 12—Stock Repurchase Program of the Company’s Consolidated Financial Statements).

Funds From Operations

Primarily as a result of the factors mentioned above, FFO—diluted increased 1.0% to $177.1 million in 2007 from $175.4 million in 2006. For the reconciliation of FFO and FFO-diluted to net income available to common stockholders, see “Funds from Operations.”

Operating Activities

Cash flow from operations increased to $102.0 million in 2007 from $84.3 million in 2006. The increase was primarily due to changes in assets and liabilities in 2007 compared to 2006 and due to the results at the Centers as discussed above.

Investing Activities

Cash used in investing activities increased to $181.8 million in 2007 from $127.1 million in 2006. The increase was primarily attributed to a distribution in 2006 from the refinancing of assets at the SDG Macerich Properties, L.P. joint venture and the increase of proceeds from sales of assets in 2006 compared to 2007. These increases in 2006 are offset in part by the 2006 Acquisition Centers.

Financing Activities

Cash flow used in financing activities increased to $140.6 million in 2007 from $66.8 million in 2006. The increase in cash used in financing activities was primarily attributed to $59.8 million for the purchase of the Capped Calls in connection with the issuance of the convertible senior notes and $75.0 million for the repurchase of the Company’s common stock in 2007, offset in part by the $950 million convertible senior notes issuance in 2007 and the $746.8 million in proceeds from the common stock offering in 2006 (See “Liquidity and Capital Resources”).

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

The following tables summarize capital expenditures incurred at the Centers for the six months ended June 30:

	For the Six Months Ended June 30,
	2007	2006
	(Dollars in thousands)
Consolidated Centers:
Acquisitions of property and equipment	$3,331	$262,455
Development, redevelopment and expansion of Centers	240,741	54,056
Renovations of Centers	14,607	23,359
Tenant allowances	8,909	8,598
Deferred leasing charges	13,327	11,387
	$280,915	$359,855
Joint Venture Centers (at Company’s pro rata share):
Acquisitions of property and equipment	$1,885	$3,000
Development, redevelopment and expansion of Centers	7,612	26,808
Renovations of Centers	5,171	2,710
Tenant allowances	4,606	5,025
Deferred leasing charges	2,079	2,220
	$21,353	$39,763

Management expects similar levels to be incurred in future years for tenant allowances and deferred leasing charges and to incur between $400 million to $600 million in the next twelve months for development, redevelopment, expansion and renovations. Capital for major expenditures or major developments and redevelopments has been, and is expected to continue to be, obtained from equity or debt financings which include borrowings under the Company’s line of credit and construction loans. However, many factors impact the Company’s ability to access capital, such as its overall debt level, interest rates, interest coverage ratios and prevailing market conditions.

The Company’s total outstanding loan indebtedness at June 30, 2007 was $6.8 billion (including $1.7 billion of its pro rata share of joint venture debt). This equated to a debt to Total Market Capitalization (defined as total debt of the Company, including its pro rata share of joint venture debt, plus aggregate market value of outstanding shares of common stock, assuming full conversion of OP Units, MACWH, LP units and preferred stock into common stock) ratio of approximately 47.4% at June 30, 2007. The majority of the Company’s debt consists of fixed-rate conventional mortgages payable collateralized by individual properties.

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

On March 16, 2007, the Company issued $950 million in convertible senior notes (“Senior Notes”) that are to mature on March 15, 2012. The Senior Notes bear interest at 3.25%, payable semiannually, are senior to unsecured debt of the Company and are guaranteed by the Operating Partnership. Prior to December 14, 2011, upon the occurrence of certain specified events, the Senior Notes will be convertible at the option of holder into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the election of the Company, at an initial conversion rate of 8.9702 shares per $1,000 principal amount. On and after December 15, 2011, the Senior Notes will be convertible at any time prior to the second business day preceding the maturity date at the option of the holder at the initial conversion rate. The initial conversion price of approximately $111.48 per share represents a 20% premium over the closing price of the Company’s common stock on March 12, 2007. The initial conversion rate is subject to adjustment in certain circumstances. Holders of the Senior Notes do not have the right to require the Company to repurchase the Senior Notes prior to maturity except in connection with the occurrence of certain fundamental change transactions.

In connection with the issuance of the Senior Notes, the Company purchased two capped calls (“Capped Calls”) from affiliates of the initial purchasers of the Senior Notes. The Capped Calls effectively increase the conversion price of the Senior Notes to approximately $130.06, which represents a 40% premium to the March 12, 2007 closing price of $92.90 per common share of the Company.

The Company has a $1.5 billion revolving line of credit that matures on April 25, 2010 with a one-year extension option. The interest rate fluctuated from LIBOR plus 1.0% to LIBOR plus 1.35% depending on the Company’s overall leverage. On July 3, 2007, the Company amended its $1.5 billion revolving line of credit (See Note 10—Bank and Other Notes Payable of the Company’s Consolidated Financial Statements). Interest rates, after amendment, will fluctuate between LIBOR plus 0.75% to LIBOR plus 1.10% depending on the Company’s overall leverage. In September 2006, the Company entered into an interest rate swap agreement that effectively fixed the interest rate on $400.0 million of the outstanding balance of the line of credit at 6.23% until April 25, 2011. As of June 30, 2007 and December 31, 2006, borrowings outstanding were $414.0 million and $934.5 million at an average interest rate, net of the $400.0 million swapped portion, of 6.47% and 6.60%, respectively. On March 16, 2007, the Company repaid $541.5 million of borrowings outstanding from the proceeds of the Senior Notes (See Note 10—Bank and Other Notes Payable of the Company’s Consolidated Financial Statements).

On May 13, 2003, the Company issued $250.0 million in unsecured notes maturing in May 2007 with a one-year extension option bearing interest at LIBOR plus 2.50%. On April 25, 2005, the Company modified these unsecured notes and reduced the interest rate to LIBOR plus 1.50%. On March 16, 2007, the Company repaid the notes from the proceeds of the Senior Notes (See Note 10—Bank and Other Notes Payable of the Company’s Consolidated Financial Statements). At December 31, 2006, all of the notes were outstanding at an interest rate of 6.94%.

On April 25, 2005, the Company obtained a five year, $450.0 million term loan bearing interest at LIBOR plus 1.50%. In November 2005, the Company entered into an interest rate swap agreement that effectively fixed the interest rate of the $450.0 million term loan at 6.30% from December 1, 2005 to April 15, 2010. At June 30, 2007 and December 31, 2006, the entire loan was outstanding with an interest rate of 6.30%.

At June 30, 2007, the Company was in compliance with all applicable loan covenants.

At June 30, 2007, the Company had cash and cash equivalents available of $49.0 million.

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

The following reflects the maximum amount of debt principal that could be recourse to the Company at June 30, 2007 (in thousands):

	Recourse	Maturity
Property	Debt	Date
Boulevard Shops	$4,280	12/16/2007
Chandler Village Center	4,322	12/19/2007
	$8,602

Additionally, as of June 30, 2007, the Company is contingently liable for $6.3 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

Long-term contractual obligations

The following is a schedule of long-term contractual obligations for the consolidated Centers as of June 30, 2007, over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
		Less than	1 - 3	3 - 5	More than
Contractual Obligations	Total	1 year	years	years	five years
Long-term debt obligations (includes expected interest payments)	$6,232,602	$488,385	$1,286,553	$3,062,010	$1,395,654
Operating lease obligations	261,272	5,262	10,608	10,712	234,690
Purchase obligations	274,139	274,139	—	—	—
Other long-term liabilities	332,153	332,153	—	—	—
	$7,100,166	$1,099,939	$1,297,161	$3,072,722	$1,630,344

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

The following reconciles net income available to common stockholders to FFO and FFO-diluted (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income—available to common stockholders	$13,448	$25,672	$16,014	$33,125
Adjustments to reconcile net income to FFO—basic:
Minority interest in the Operating Partnership	2,398	4,770	2,865	6,230
Gain on sale of consolidated assets	(1,183)	(62,961)	(2,646)	(62,460)
Add: (loss) gain on undepreciated assets—consolidated assets	(542)	3,255	339	3,376
Add: minority interest share of (loss) gain on sale of consolidated joint ventures	(488)	37,008	348	37,008
(Gain) loss on sale of assets from unconsolidated entities (pro rata)	(362)	(244)	2,020	(244)
Add: gain on undepreciated assets on unconsolidated assets (pro rata)	350	244	350	244
Depreciation and amortization on consolidated assets	60,404	59,411	117,492	122,951
Less: depreciation and amortization allocable to minority interests on consolidated joint ventures	(1,332)	(1,247)	(2,326)	(3,222)
Depreciation and amortization on joint ventures (pro rata)	20,696	20,585	45,084	41,164
Less: depreciation on personal property and amortization of loan costs and interest rate caps	(3,980)	(3,633)	(7,640)	(7,668)
FFO—basic	89,409	82,860	171,900	170,504
Additional adjustments to arrive at FFO—diluted:
Impact of convertible preferred stock	2,575	2,467	5,151	4,933
Impact of convertible debt	8,712	—	—	—
FFO—diluted	$100,696	$85,327	$177,051	$175,437

Weighted average number of FFO shares outstanding for:
FFO—basic(1)	84,254	84,738	84,487	83,517
Adjustments for the impact of dilutive securities in computing FFO—diluted:
Convertible preferred stock	3,627	3,627	3,627	3,627
Stock options	298	285	305	290
Convertible debt	8,522	—	—	—
FFO—diluted(2)	96,701	88,650	88,419	87,434

(1)          Calculated based upon basic net income as adjusted to reach basic FFO. As of June 30, 2007 and 2006, 12.6 million and 13.3 million OP Units were outstanding, respectively.

(2)          The computation of FFO—diluted shares outstanding includes the effect of outstanding common stock options and restricted stock using the treasury method. It also assumes the conversion of MACWH, LP common and preferred units and the Senior Notes to the extent that they are dilutive to the FFO computation (See Note 10—Bank and Other Notes Payable of the Company’s Consolidated Financial Statements). The preferred stock can be converted on a one-for-one basis for common stock. The then outstanding preferred shares are assumed converted for purposes of the FFO-diluted as they are dilutive to that calculation. The MACWH, LP preferred units were antidilutive to the calculations at June 30, 2007 and 2006 and were not included in the above calculations. The Senior Notes were dilutive to the calculations for the three months ended June 30, 2007 and antidilutive for the six months ended June 30, 2007.

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

The following table sets forth information as of June 30, 2007 concerning the Company’s long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (“FV”) (dollars in thousands):

	For the years ended June 30,
	2008	2009	2010	2011	2012	Thereafter	Total	FV
CONSOLIDATED CENTERS:
Long term debt:
Fixed rate(1)	$110,816	$464,377	$163,443	$1,385,728	$1,381,087	$1,320,089	$4,825,540	$4,727,579
Average interest rate	5.50%	5.43%	5.36%	5.20%	5.22%	5.74%	5.49%
Floating rate	102,000	105,176	76,833	14,000	—	—	298,009	298,009
Average interest rate	6.20%	6.10%	6.40%	6.47%			6.15%
Total debt—Consolidated Centers	$212,816	$569,553	$240,276	$1,399,728	$1,381,087	$1,320,089	$5,123,549	$5,025,588
JOINT VENTURE CENTERS:
Long term debt (at Company’s pro rata share):
Fixed rate	$143,677	$142,552	$201,650	$64,184	$195,269	$725,366	$1,472,698	$1,450,482
Average interest rate	5.60%	5.99%	7.22%	6.64%	6.94%	5.48%	5.83%
Floating rate	83,407	20,572	—	66,300	—	22,498	192,777	192,777
Average interest rate	6.52%	7.28%		5.87%		5.69%	6.28%
Total debt—Joint Venture Centers	$227,084	$163,124	$201,650	$130,484	$195,269	$747,864	$1,665,475	$1,643,259

(1)             Fixed rate debt includes the $450 million floating rate term note and $400 million of the line of credit balance. These amounts have effective fixed rates over the remaining terms due to swap agreements as discussed below.

The consolidated Centers’ total fixed rate debt at June 30, 2007 and December 31, 2006 was $4.8 billion and $3.8 billion, respectively. The average interest rate on fixed rate debt at June 30, 2007 and December 31, 2006 was 5.49% and 5.99%, respectively. The consolidated Centers’ total floating rate debt at June 30, 2007 and December 31, 2006 was $298.0 million and $1.2 billion, respectively. The average interest rate on floating rate debt at June 30, 2007 and December 31, 2006 was 6.15% and 6.59%, respectively. The increase in total fixed rate debt and decrease in floating rate debt at the consolidated Centers was primarily due to the issuance of the $950 million Senior Notes and the use of the proceeds, in part, to pay off the $250 million floating rate term notes and to pay down the Company’s line of credit. (See Note 10—Bank and Other Notes Payable of the Company’s Consolidated Financial Statements).

The Company’s pro rata share of the joint venture Centers’ fixed rate debt at June 30, 2007 and December 31, 2006 was $1.5 billion. The average interest rate on fixed rate debt at June 30, 2007 and December 31, 2006 was 5.83% and 5.84%, respectively. The Company’s pro rata share of the joint venture centers’ floating rate debt at June 30, 2007 and December 31, 2006 was $192.8 million and $198.4 million, respectively. The average interest rate on the floating rate debt at June 30, 2007 and December 31, 2006 was 6.28% and 6.33%, respectively.

The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (See “Note 5—Derivative Instruments and Hedging Activities” of the Company’s Consolidated Financial Statements).

The following derivatives were outstanding at June 30, 2007 (amounts in thousands):

	Notional				Company’s	Fair
Property/Entity	Amount	Product	Rate	Maturity	Ownership	Value(1)
Camelback Colonnade	$41,500	Cap	8.54%	11/15/2008	75%	$—
Desert Sky Mall	51,500	Cap	7.65%	3/15/2008	50%	—
Greece Ridge Center	72,000	Cap	7.95%	12/15/2008	100%	—
La Cumbre Plaza	30,000	Cap	7.12%	8/9/2008	100%	—
Metrocenter Mall	37,380	Cap	7.25%	2/15/2008	15%	—
Metrocenter Mall	11,500	Cap	5.25%	2/15/2008	15%	1
Panorama Mall	50,000	Cap	6.65%	3/1/2008	100%	—
Superstition Springs Center	67,500	Cap	8.63%	9/9/2008	33.33%	—
Metrocenter Mall	112,000	Swap	3.86%	2/15/2008	15%	157
The Operating Partnership	450,000	Swap	4.80%	4/15/2010	100%	5,103
The Operating Partnership	400,000	Swap	5.08%	4/25/2011	100%	2,649

(1)          Fair value at the Company’s ownership percentage.

Interest rate cap agreements (“Cap”) offer protection against floating rates on the notional amount from exceeding the rates noted in the above schedule and interest rate swap agreements (“Swap”) effectively replace a floating rate on the notional amount with a fixed rate as noted above.

In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $4.9 million per year based on $490.8 million outstanding of floating rate debt at June 30, 2007.

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

However, based on their evaluation as of June 30, 2007, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 4T.                Controls and Procedures

Not applicable

PART II   OTHER INFORMATION

Item 1.                        Legal Proceedings

None of the Company, the Operating Partnership, Macerich Property Management Company, LLC, Macerich Management Company, the Westcor Management Companies, the Wilmorite Management Companies or their respective subsidiaries are currently involved in any material litigation nor, to the Company’s knowledge, is any material litigation currently threatened against such entities or the Centers, other than routine litigation arising in the ordinary course of business, most of which is expected to be covered by liability insurance.

Item 1A.                Risk Factors

There have been no material changes to the risk factors relating to the Company set forth under the caption “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

(a)           During the second quarter of 2007, the Company, as general partner of the Operating Partnership, issued an aggregate of 191,263 shares of common stock of the Company upon the redemption of 191,263 common partnership units of the Operating Partnership as follows: (May 24, 2007 - 31,000 shares), (May 25, 2007 - 125,263 shares), (May 29, 2007 - 5,000 shares) and (May 30, 2007 - 30,000 shares). These shares of common stock were issued in a private placement to four limited partners of the Operating Partnership, each an accredited investor, pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3.                        Defaults upon Senior Securities

None

Item 4.                        Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Annual Meeting held on May 30, 2007:

(a)           The following three persons were elected as directors of the Company to serve until the annual meeting of stockholders in 2010 and until their respective successors are duly elected and qualify:

	For	Authority Withheld
Edward C. Coppola	61,854,810	2,415,169
Fred S. Hubbell	62,175,931	2,094,048
Dr. William P. Sexton	62,173,628	2,096,351

(b)          The ratification of the selection of Deloitte & Touche LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2007.

Votes
For:	64,233,984
Against:	19,958
Abstain:	16,036

(c)           The approval of a stockholder proposal regarding declassification of the Board of Directors.

Votes
For:	53,547,289
Against:	5,872,213
Abstain:	70,163
Broker Non Votes:	4,780,313

Item 5.                        Other Information

None

Item 6.                        Exhibits

3.1*	Articles of Amendment and Restatement of the Company
3.1.1**	Articles Supplementary of the Company
3.1.2***	Articles Supplementary of the Company (Series A Preferred Stock)
3.1.3****	Articles Supplementary of the Company (Series C Junior Participating Preferred Stock)
3.1.4*****	Articles Supplementary of the Company (Series D Preferred Stock)
3.1.5#	Articles Supplementary of the Company (reclassification of shares)
3.2##	Amended and Restated By-Laws of the Company, as adopted on February 8, 2007
4.1###	Form of Common Stock Certificate
4.2####	Form of Preferred Stock Certificate (Series A Preferred Stock)
4.2.1###	Form of Preferred Stock/Right Certificate (Series C Junior Participating Preferred Stock)
4.2.2#####	Form of Preferred Stock Certificate (Series D Preferred Stock)
4.3###

Agreement dated as of November 10, 1998 between the Company and Computershare Investor Services as successor to EquiServe Trust Company, N.A., as successor to First Chicago Trust Company of New York, as Rights Agent

4.4#*	Indenture, dated as of March 16, 2007, among the Company, the Operating Partnership and Deutsche Bank Trust Company Americas (includes form of the Notes and Guarantee)
4.5#*	Registration Rights Agreement, dated as of March 16, 2007, among the Company, J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc.
31.1	Section 302 Certification of Arthur Coppola, Chief Executive Officer
31.2	Section 302 Certification of Thomas O’Hern, Chief Financial Officer
32.1	Section 906 Certification of Arthur Coppola, Chief Executive Officer and Thomas O’Hern, Chief Financial Officer

*	Previously filed as an exhibit to the Company’s Registration Statement on Form S-11, as amended (No. 33-68964), and incorporated herein by reference.
**	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, event date May 30, 1995, and incorporated herein by reference.

***	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, event date February 25, 1998, and incorporated herein by reference.
****	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.
*****	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, event date July 26, 2002, and incorporated herein by reference.
#	Previously filed as an exhibit to the Company’s Registration Statement on Form S-3, as amended (No. 333-88718), and incorporated herein by reference.
##	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, event date February 8, 2007, and incorporated herein by reference.
###	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, event date November 10, 1998, as amended, and incorporated herein by reference.
####	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.
#####	Previously filed as an exhibit to the Company’s Registration Statement on Form S 3 (No. 333-107063), and incorporated herein by reference.
#*	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, event date March 16, 2007, and incorporated herein by reference.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MACERICH COMPANY
		By:	/s/ THOMAS E. O’HERN
Thomas E. O’Hern
Executive Vice President and Chief Financial Officer
Date:	August 6, 2007