Form 10-Q
period 2007-09-30
MACERICH CO
filed 2007-11-06
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

YES  ☐    NO  ☒

Number of shares outstanding of the registrant’s common stock, as of November 1, 2007 Common Stock, par value $.01 per share: 72,518,069 shares

THE MACERICH COMPANY

FORM 10-Q

THE MACERICH COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS:
Property, net	$6,045,958	$5,755,283
Cash and cash equivalents	42,850	269,435
Restricted cash	69,209	66,376
Marketable securities	29,368	30,019
Tenant receivables, net	127,868	117,855
Deferred charges and other assets, net	323,233	307,825
Loans to unconsolidated joint ventures	488	708
Due from affiliates	2,263	4,282
Investments in unconsolidated joint ventures	818,723	1,010,380
Total assets	$7,459,960	$7,562,163
LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS’ EQUITY:
Mortgage notes payable:
Related parties	$226,745	$151,311
Others	3,073,368	3,179,787
Total	3,300,113	3,331,098
Bank and other notes payable	1,824,366	1,662,781
Accounts payable and accrued expenses	92,523	86,127
Other accrued liabilities	250,464	212,249
Preferred stock dividends payable	6,804	6,199
Total liabilities	5,474,270	5,298,454
Minority interest	330,573	387,183
Commitments and contingencies
Class A participating convertible preferred units	213,786	213,786
Class A non-participating convertible preferred units	16,459	21,501
Series A cumulative convertible redeemable preferred stock, $.01 par value, 3,627,131 shares authorized, issued and outstanding at September 30, 2007 and December 31, 2006, respectively	98,934	98,934
Common stockholders’ equity:
Common stock, $.01 par value, 145,000,000 shares authorized, 71,712,556 and 71,567,908 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	716	716
Additional paid-in capital	1,630,093	1,717,498
Accumulated deficit	(298,095)	(178,249)
Accumulated other comprehensive (loss) income	(6,776)	2,340
Total common stockholders’ equity	1,325,938	1,542,305
Total liabilities, preferred stock and common stockholders’ equity	$7,459,960	$7,562,163

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Revenues:
Minimum rents	$130,371	$115,877	$380,256	$354,555
Percentage rents	4,992	4,702	11,620	9,618
Tenant recoveries	70,623	64,250	206,416	187,219
Management Companies	9,242	8,023	27,595	22,650
Other	8,756	9,225	25,554	21,814
Total revenues	223,984	202,077	651,441	595,856
Expenses:
Shopping center and operating expenses	73,831	67,478	211,224	193,321
Management Companies’ operating expenses	17,908	14,455	54,182	41,295
REIT general and administrative expenses	1,992	2,551	11,777	9,540
Depreciation and amortization	60,171	53,542	177,665	168,965
	153,902	138,026	454,848	413,121
Interest expense:
Related parties	3,772	2,730	9,634	8,142
Other	56,210	64,623	180,165	196,141
	59,982	67,353	189,799	204,283
Total expenses	213,884	205,379	644,647	617,404
Minority interest in consolidated joint ventures	(721)	(870)	(2,237)	(1,872)
Equity in income of unconsolidated joint ventures	18,648	18,490	52,128	57,367
Income tax (provision) benefit	(429)	(535)	478	(219)
Gain on sale of assets	147	538	4,181	37
Loss on early extinguishment of debt	—	(29)	(877)	(1,811)
Income from continuing operations	27,745	14,292	60,467	31,954
Discontinued operations:
(Loss) gain on sale of assets	(905)	46,214	(2,325)	72,167
Income from discontinued operations	237	1,562	60	9,241
Total (loss) income from discontinued operations	(668)	47,776	(2,265)	81,408
Income before minority interest and preferred dividends	27,077	62,068	58,202	113,362
Less: minority interest in Operating Partnership	3,070	8,901	5,935	15,131
Net income	24,007	53,167	52,267	98,231
Less: preferred dividends	6,727	6,199	18,971	18,139
Net income available to common stockholders	$17,280	$46,968	$33,296	$80,092
Earnings per common share—basic:
Income from continuing operations	$0.25	$0.10	$0.49	$0.16
Discontinued operations	(0.01)	0.56	(0.03)	0.97
Net income	$0.24	$0.66	$0.46	$1.13
Earnings per common share—diluted:
Income from continuing operations	$0.25	$0.10	$0.49	$0.16
Discontinued operations	(0.01)	0.56	(0.03)	0.97
Net income	$0.24	$0.66	$0.46	$1.13
Weighted average number of common shares outstanding:
Basic	71,674,000	71,479,000	71,625,000	70,587,000
Diluted	84,529,000	85,021,000	84,706,000	84,216,000

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

					Accumulated	Total
	Common Stock		Additional		Other	Common
		Par	Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Capital	Deficit	(Loss) income	Equity
Balance January 1, 2007	71,567,908	$716	$1,717,498	$(178,249)	$2,340	$1,542,305
Comprehensive income:
Net income	—	—	—	52,267	—	52,267
Reclassification of deferred losses	—	—	—	—	723	723
Interest rate swap/cap agreements	—	—	—	—	(9,839)	(9,839)
Total comprehensive income	—	—	—	52,267	(9,116)	43,151
Amortization of share and unit-based plans	213,996	2	15,859	—	—	15,861
Exercise of stock options	13,500	—	387	—	—	387
Employee stock purchases	8,113	—	557	—	—	557
Distributions paid ($2.13) per share	—	—	—	(153,142)	—	(153,142)
Preferred dividends	—	—	—	(18,971)	—	(18,971)
Conversion of partnership units and Class A non-participating convertible preferred units	716,039	6	19,322	—	—	19,328
Repurchase of common shares	(807,000)	(8)	(74,962)	—	—	(74,970)
Purchase of capped calls on convertible senior notes	—	—	(59,850)	—	—	(59,850)
Change in accounting principle due to adoption of FIN 48	—	—	(1,574)	—	—	(1,574)
Adjustment to reflect minority interest on a pro rata basis for period end ownership percentage of Operating Partnership units	—	—	12,856	—	—	12,856
Balance September 30, 2007	71,712,556	$716	$1,630,093	$(298,095)	$(6,776)	$1,325,938

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income available to common stockholders	$33,296	$80,092
Preferred dividends	18,971	18,139
Net income	52,267	98,231
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt	877	1,811
Gain on sale of assets	(4,181)	(37)
Loss (gain) on sale of assets of discontinued operations	2,325	(72,167)
Depreciation and amortization	177,665	179,070
Amortization of net premium on mortgage and bank and other notes payable	(7,668)	(9,014)
Amortization of share and unit-based plans	11,119	6,533
Minority interest in Operating Partnership	5,935	15,131
Minority interest in consolidated joint ventures	2,237	2,284
Equity in income of unconsolidated joint ventures	(52,128)	(57,367)
Distributions of income from unconsolidated joint ventures	4,118	3,213
Changes in assets and liabilities, net of acquisitions:
Tenant receivables, net	(10,371)	(5,982)
Other assets	(16,867)	(466)
Accounts payable and accrued expenses	8,925	(5,653)
Due from affiliates	1,989	(260)
Other accrued liabilities	31,829	(16,422)
Net cash provided by operating activities	208,071	138,905
Cash flows from investing activities:
Acquisitions of property, development, redevelopment and property improvements	(434,133)	(492,578)
Issuance of note receivable	—	(10,000)
Purchase of marketable securities	—	(30,307)
Maturities of marketable securities	912	184
Deferred leasing costs	(24,359)	(20,359)
Distributions from unconsolidated joint ventures	248,176	162,519
Contributions to unconsolidated joint ventures	(18,532)	(24,681)
Repayments of loans to unconsolidated joint ventures	220	600
Proceeds from sale of assets	15,814	237,938
Restricted cash	(2,833)	(7,769)
Net cash used in investing activities	(214,735)	(184,453)
Cash flows from financing activities:
Proceeds from mortgages and bank and other notes payable	1,648,068	1,451,321
Payments on mortgages and bank and other notes payable	(1,527,438)	(2,013,456)
Deferred financing costs	(1,919)	(6,559)
Purchase of Capped Calls	(59,850)	—
Repurchase of common stock	(74,970)	—
Proceeds from share and unit-based plans	944	408
Net proceeds from stock offering	—	746,804
Dividends and distributions	(186,390)	(208,126)
Dividends to preferred stockholders / preferred unit holders	(18,366)	(17,910)
Net cash used in financing activities	(219,921)	(47,518)
Net decrease in cash	(226,585)	(93,066)
Cash and cash equivalents, beginning of period	269,435	155,113
Cash and cash equivalents, end of period	$42,850	$62,047
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$210,803	$230,547
Non-cash transactions:
Increase in other accrued liabilities and additional paid-in capital recorded upon adoption of FIN 48	$1,574	$—
Acquisition of property by assumption of mortgage note payable	$4,300	$—
Reclassification from other accrued liabilities to additional paid-in capital recorded upon adoption of SFAS No. 123(R)	$—	$6,000
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$30,259	$7,334

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

The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of September 30, 2007, the Company is the sole general partner of and holds an 85% ownership interest in The Macerich Partnership, L.P. (the “Operating Partnership”). The interests in the Operating Partnership are known as OP Units. OP Units not held by the Company are redeemable, subject to certain restrictions, on a one-for-one basis for the Company’s common stock or cash at the Company’s option.

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

The accompanying consolidated financial statements include the accounts of the Company and the Operating Partnership. Investments in entities that are controlled by the Company or meet the definition of a variable interest entity in which an enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity are consolidated; otherwise they are accounted for under the equity method and are reflected as “Investments in unconsolidated joint ventures.”

The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

2. Basis of Presentation: (Continued)

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

Recent Accounting Pronouncements:

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments—An Amendment of FASB Statements No. 133 and 140.” This statement amended SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement also established a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. The adoption of this statement on January 1, 2007 did not have a material effect on the Company’s results of operations or financial condition.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of previously recognized income tax benefits, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted this statement on January 1, 2007. See Note 18—Income Taxes for the impact of the adoption of FIN 48 on the Company’s results of operations or financial condition.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108. SAB No. 108 establishes a framework for quantifying materiality of financial statement

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

2. Basis of Presentation: (Continued)

misstatements. The adoption of SAB No. 108 on January 1, 2007 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” SFAS No. 159 allows for the measurement of many financial instruments and certain other items at fair value. The Company is required to adopt SFAS No. 159 for the year 2008. The Company is currently evaluating the impact of adoption of this statement on its results of operations or financial condition.

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

3. Earnings per Share:

The computation of basic earnings per share (“EPS”) is based on net income available to common stockholders and the weighted average number of common shares outstanding for the three and nine months ended September 30, 2007 and 2006. The computation of diluted earnings per share includes the effect of dilutive securities using the “if-converted” method and dilutive effect of employee stock options calculated using the treasury stock method. The OP Units and MACWH, LP common units not held by the Company have been included in the diluted EPS since they may be redeemed on a one-for-one basis for common stock or cash, at the Company’s option. The following table computes the basic and diluted earnings per share calculation (dollars and shares in thousands):

	For the Three Months Ended September 30,
	2007			2006
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Net income	$24,007			$53,167
Less: preferred dividends(1)	6,727			6,199
Basic EPS:
Net income available to common stockholders	17,280	71,674	$0.24	46,968	71,479	$0.66
Diluted EPS:
Conversion of partnership units	3,070	12,546		8,901	13,247
Employee stock options	—	309		—	295
Net income available to common stockholders	$20,350	84,529	$0.24	$55,869	85,021	$0.66

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

3. Earnings per Share: (Continued)

	For the Nine Months Ended September 30,
	2007			2006
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Net income	$52,267			$98,231
Less: preferred dividends(1)	18,971			18,139
Basic EPS:
Net income available to common stockholders	33,296	71,625	$0.46	80,092	70,587	$1.13
Diluted EPS:
Conversion of partnership units	5,935	12,775		15,131	13,337
Employee stock options	—	306		—	292
Net income available to common stockholders	$39,231	84,706	$0.46	$95,223	84,216	$1.13

(1)          Preferred dividends include convertible preferred unit dividends of $3,825 and $3,624 for the three months ended September 30, 2007 and 2006, and $10,919 and $10,631 for the nine months ended September 30, 2007 and 2006, respectively.

The minority interest in the Operating Partnership as reflected in the Company’s consolidated statements of operations has been allocated for EPS calculations as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Income from continuing operations	$3,170	$1,429	$6,278	$2,196
Discontinued operations:
(Loss) gain on sale of assets	(135)	7,228	(352)	11,467
Income from discontinued operations	35	244	9	1,468
Total	$3,070	$8,901	$5,935	$15,131

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

4. Investments in Unconsolidated Joint Ventures:

The following are the Company’s investments in unconsolidated joint ventures. The Operating Partnership’s interest in each joint venture property as of September 30, 2007 was as follows:

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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Partnership’s
Joint Venture	Ownership % (1)
Westcor/Queen Creek Residential LLC	37.6%
Westcor/Surprise Auto Park LLC	33.3%
Westcor/Surprise LLC	33.3%
Westpen Associates	50.0%
WM Ridgmar, L.P.	50.0%

(1)          The Operating Partnership’s ownership interest in this table reflects its legal ownership interest but may not reflect its economic interest since each joint venture has various agreements regarding cash flow, profits and losses, allocations, capital requirements and other matters.

The Company generally accounts for its investments in joint ventures using the equity method of accounting unless the Company has a controlling interest in the joint venture or is the primary beneficiary in a variable interest entity. Although the Company has a greater than 50% interest in Pacific Premier Retail Trust, Camelback Colonnade SPE LLC and Corte Madera Village, LLC, the Company shares management control with the partners in these joint ventures and accounts for these joint ventures using the equity method of accounting.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures:

	September 30,	December 31,
	2007	2006
Assets(1):
Properties, net	$4,249,548	$4,251,765
Other assets	440,670	429,028
Total assets	$4,690,218	$4,680,793
Liabilities and partners’ capital(1):
Mortgage notes payable(2)	$3,859,229	$3,515,154
Other liabilities	175,032	140,889
The Company’s capital(3)	379,758	559,172
Outside partners’ capital	276,199	465,578
Total liabilities and partners’ capital	$4,690,218	$4,680,793

(1)          These amounts include the assets and liabilities of the following significant joint ventures:

		Pacific
	SDG	Premier	Tysons
	Macerich	Retail	Corner
	Properties, L.P.	Trust	LLC
As of September 30, 2007:
Total Assets	$901,080	$1,021,317	$637,255
Total Liabilities	$822,213	$850,050	$364,316
As of December 31, 2006:
Total Assets	$924,720	$1,027,132	$644,545
Total Liabilities	$823,327	$848,070	$371,360

(2)          Certain joint ventures have debt that could become recourse debt to the Company should the joint venture be unable to discharge the obligations of the related debt. As of September 30, 2007 and December 31, 2006, the total amount of debt that could become recourse to the Company was $8,602 and $8,570, respectively.

(3)          The Company’s investment in unconsolidated joint ventures was $438,965 and $451,208 more than the underlying equity as reflected in the joint ventures’ financial statements as of September 30, 2007 and December 31, 2006, respectively. This represents the difference between the cost of the investment and the book value of the underlying equity of the joint venture. The Company is amortizing this difference into income on a straight-line basis, consistent with the depreciable lives on property. The amortization of this difference was $2,407 and $5,024 for the three months ended September 30, 2007 and 2006, and $8,859 and $12,039 for the nine months ended September 30, 2007 and 2006, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	SDG	Pacific	Tysons	Other
	Macerich	Premier	Corner	Joint
	Properties, L.P.	Retail Trust	LLC	Ventures	Total
Three Months Ended September 30, 2007
Revenues:
Minimum rents	$23,189	$30,894	$17,157	$60,695	$131,935
Percentage rents	1,166	1,546	560	4,019	7,291
Tenant recoveries	12,591	13,411	7,808	30,069	63,879
Other	1,017	1,033	495	8,804	11,349
Total revenues	37,963	46,884	26,020	103,587	214,454
Expenses:
Shopping center and operating expenses	14,506	14,019	6,833	37,423	72,781
Interest expense	11,716	12,367	4,129	28,125	56,337
Depreciation and amortization	7,987	8,184	5,036	20,424	41,631
Total operating expenses	34,209	34,570	15,998	85,972	170,749
Loss on sale of assets	—	—	—	(9)	(9)
Net income	$3,754	$12,314	$10,022	$17,606	$43,696
Company’s equity in net income	$1,877	$6,267	$5,011	$5,493	$18,648
Three Months Ended September 30, 2006
Revenues:
Minimum rents	$23,063	$30,482	$14,752	$63,275	$131,572
Percentage rents	796	1,429	540	4,538	7,303
Tenant recoveries	12,732	12,532	7,228	29,520	62,012
Other	1,218	1,047	487	5,791	8,543
Total revenues	37,809	45,490	23,007	103,124	209,430
Expenses:
Shopping center and operating expenses	14,149	13,896	6,228	36,879	71,152
Interest expense	11,869	12,742	4,310	24,711	53,632
Depreciation and amortization	7,195	7,385	4,728	22,936	42,244
Total operating expenses	33,213	34,023	15,266	84,526	167,028
Gain (loss) on sale of assets	2	—	—	(4)	(2)
Net income	$4,598	$11,467	$7,741	$18,594	$42,400
Company’s equity in net income	$2,300	$5,838	$3,870	$6,482	$18,490

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

	SDG	Pacific	Tysons	Other
	Macerich	Premier	Corner	Joint
	Properties, L.P.	Retail Trust	LLC	Ventures	Total
Nine Months Ended September 30, 2007
Revenues:
Minimum rents	$69,116	$92,602	$47,857	$181,731	$391,306
Percentage rents	2,892	4,003	646	8,655	16,196
Tenant recoveries	36,308	38,213	23,424	88,257	186,202
Other	2,805	2,981	1,412	17,315	24,513
Total revenues	111,121	137,799	73,339	295,958	618,217
Expenses:
Shopping center and operating expenses	43,647	39,490	19,435	105,357	207,929
Interest expense	34,775	36,984	12,498	78,334	162,591
Depreciation and amortization	22,707	23,504	15,401	67,691	129,303
Total operating expenses	101,129	99,978	47,334	251,382	499,823
(Loss) gain on sale of assets	(4,751)	—	—	763	(3,988)
Net income	$5,241	$37,821	$26,005	$45,339	$114,406
Company’s equity in net income	$2,621	$19,254	$13,002	$17,251	$52,128
Nine Months Ended September 30, 2006
Revenues:
Minimum rents	$70,296	$92,376	$43,252	$165,355	$371,279
Percentage rents	2,405	4,085	780	9,386	16,656
Tenant recoveries	35,371	36,598	21,742	81,211	174,922
Other	2,830	2,915	1,454	15,552	22,751
Total revenues	110,902	135,974	67,228	271,504	585,608
Expenses:
Shopping center and operating expenses	43,179	38,146	18,646	97,865	197,836
Interest expense	32,312	38,426	12,816	62,714	146,268
Depreciation and amortization	21,719	21,876	15,016	56,262	114,873
Total operating expenses	97,210	98,448	46,478	216,841	458,977
Gain on sale of assets	2	—	—	901	903
Net income	$13,694	$37,526	$20,750	$55,564	$127,534
Company’s equity in net income	$6,847	$19,030	$10,375	$21,115	$57,367

Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life (“NML”) of $127,576 and $132,170 as of September 30, 2007 and December 31, 2006, respectively. NML is considered a related party because it is a joint venture partner with the Company in Macerich Northwestern Associates. Interest expense incurred on these borrowings amounted to $2,164 and $2,285 for the three months ended September 30, 2007 and 2006 and $6,530 and $6,830 for the nine months ended September 30, 2007 and 2006, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

5. Derivative Instruments and Hedging Activities

The Company recognizes and measures all derivatives in the consolidated financial statements at fair value. The Company uses derivative financial instruments in the normal course of business to manage or reduce its exposure to adverse fluctuations in interest rates. The Company designs its hedges to be effective in reducing the risk exposure that they are designated to hedge. Any instrument that meets the cash flow hedging criteria in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” is formally designated as a cash flow hedge at the inception of the derivative contract. On an ongoing quarterly basis, the Company adjusts its balance sheet to reflect the current fair value of its derivatives. To the extent they are effective, changes in fair value of derivatives are recorded in comprehensive income. Ineffective portions, if any, are included in net income. No ineffectiveness was recorded in net income during the three or nine months ended September 30, 2007 or 2006. If any derivative instrument used for risk management does not meet the hedging criteria, it is marked-to-market each period in the consolidated statements of operations. As of September 30, 2007, three of the Company’s derivative instruments were not designated as a cash flow hedge. Changes in the market value of these derivative instruments are recorded in the consolidated statements of operations.

As of September 30, 2007 and December 31, 2006, the Company had $529 and $1,252, respectively, reflected in other comprehensive income related to treasury rate locks settled in prior years. The Company reclassified $245 and $339 for the three months ended September 30, 2007 and 2006 and $723 and $1,008 for the nine months ended September 30, 2007 and 2006, respectively, related to treasury rate lock transactions settled in prior years from accumulated other comprehensive (loss) income to earnings. It is anticipated that an additional $243 will be reclassified during the remainder of the current year.

Interest rate swap and cap agreements are purchased by the Company from third parties to manage the risk of interest rate changes on some of the Company’s floating rate debt. Payments received as a result of these agreements are recorded as a reduction of interest expense. The fair value of the instrument is included in deferred charges and other assets if the fair value is an asset or in other accrued liabilities if the fair value is a deficit. The Company recorded other comprehensive (loss) income related to the marking-to-market of interest rate swap/cap agreements of ($17,593) and ($11,348) for the three months ended September 30, 2007 and 2006 and ($9,839) and $90 for the nine months ended September 30, 2007 and 2006, respectively. The amount expected to be reclassified to interest expense in the next 12 months is immaterial.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

6. Property:

Property consists of the following:

	September 30,	December 31,
	2007	2006
Land	$1,157,095	$1,147,464
Building improvements	4,827,750	4,743,960
Tenant improvements	250,665	231,210
Equipment and furnishings	86,150	82,456
Construction in progress	585,358	294,115
	6,907,018	6,499,205
Less accumulated depreciation	(861,060)	(743,922)
	$6,045,958	$5,755,283

Depreciation expense was $45,647 and $39,867 for the three months ended September 30, 2007 and 2006 and $132,809 and $118,523 for the nine months ended September 30, 2007 and 2006, respectively.

Gain on sale of assets consists of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Building, improvements and equipment	$—	$22	$35	$(600)
Land	147	516	4,146	637
	$147	$538	$4,181	$37

7. Marketable Securities:

Marketable securities consist of the following:

	September 30,	December 31,
	2007	2006
Government debt securities, at par value	$30,954	$31,866
Less discount	(1,586)	(1,847)
	29,368	30,019
Unrealized gain	1,015	514
Fair value	$30,383	$30,533

Future contractual maturities of marketable securities at September 30, 2007 are as follows:

1 year or less	$1,217
2 to 5 years	4,000
6 to 10 years	25,737
$30,954

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

7. Marketable Securities: (Continued)

The proceeds from maturities and interest receipts from the marketable securities are restricted to the service of the $27,832 note on which the Company remains obligated following the sale of Greeley Mall on July 27, 2006 (See Note 10—Bank and Other Notes Payable).

8. Deferred Charges And Other Assets:

Deferred charges and other assets are summarized as follows:

	September 30,	December 31,
	2007	2006
Leasing	$111,579	$115,657
Financing	47,033	40,906
Intangible assets resulting from SFAS No. 141 allocations:
In-place lease values	200,497	207,023
Leasing commissions and legal costs	35,440	36,177
	394,549	399,763
Less accumulated amortization(1)	(158,686)	(171,073)
	235,863	228,690
Other assets	87,370	79,135
	$323,233	$307,825

(1)          Accumulated amortization includes $92,813 and $86,172 relating to intangibles resulting from SFAS No. 141 allocations at September 30, 2007 and December 31, 2006, respectively.

The allocated values of above market leases included in other assets and the below market leases included in other accrued liabilities, related to SFAS No. 141, consist of the following:

	September 30,	December 31,
	2007	2006
Above Market Leases
Original allocated value	$65,752	$64,718
Less accumulated amortization	(36,856)	(36,058)
	$28,896	$28,660
Below Market Leases
Original allocated value	$156,667	$150,300
Less accumulated amortization	(88,767)	(77,261)
	$67,900	$73,039

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

9. Mortgage Notes Payable:

Mortgage notes payable consist of the following:

	Carrying Amount of Mortgage Notes(a)					Monthly
	September 30, 2007		December 31, 2006		Interest	Payment	Maturity
Property Pledged as Collateral	Other	Related Party	Other	Related Party	Rate	Term(b)	Date
Borgata(c)	$—	$—	$14,885	$—	5.39%	$—	—
Capitola Mall	—	39,746	—	40,999	7.13%	380	2011
Carmel Plaza	26,362	—	26,674	—	8.18%	202	2009
Casa Grande(d)	45,544	—	7,304	—	6.67%	253	2009
Chandler Fashion Center	170,584	—	172,904	—	5.48%	1,043	2012
Chesterfield Towne Center(e)	56,077	—	57,155	—	9.07%	548	2024
Danbury Fair Mall	178,095	—	182,877	—	4.64%	1,225	2011
Deptford Mall(f)	172,500	—	100,000	—	5.41%	778	2013
Eastview Commons	8,891	—	9,117	—	5.46%	66	2010
Eastview Mall	101,484	—	102,873	—	5.10%	592	2014
Fiesta Mall	84,000	—	84,000	—	4.88%	341	2015
Flagstaff Mall	37,000	—	37,000	—	4.97%	153	2015
FlatIron Crossing	188,580	—	191,046	—	5.23%	1,102	2013
Freehold Raceway Mall	179,164	—	183,505	—	4.68%	1,184	2011
Fresno Fashion Fair	63,850	—	64,595	—	6.52%	437	2008
Great Northern Mall	40,455	—	40,947	—	5.19%	234	2013
Greece Ridge Center(g)	72,000	—	72,000	—	6.40%	384	2008
Hilton Village(h)	8,600	—	—	—	5.21%	37	2012
La Cumbre Plaza(i)	30,000	—	30,000	—	6.63%	166	2008
La Encantada(j)	—	78,000	51,000	—	5.60%	364	2012
Marketplace Mall	39,633	—	40,473	—	5.30%	267	2017
Northridge Mall(k)	81,476	—	82,514	—	4.84%	453	2009
Oaks, The(l)	—	—	92,000	—	5.37%	—	—
Pacific View	89,211	—	90,231	—	7.16%	649	2011
Panorama Mall(m)	50,000	—	50,000	—	5.98%	249	2010
Paradise Valley Mall(n)	—	—	74,990	—	5.89%	—	—
Paradise Valley Mall	21,466	—	22,154	—	5.89%	183	2009
Pittsford Plaza	24,770	—	25,278	—	5.02%	159	2013
Pittsford Plaza(o)	5,485	—	—	—	6.19%	28	2013
Prescott Gateway	60,000	—	60,000	—	5.78%	289	2011
Queens Center	90,913	—	92,039	—	6.88%	633	2009
Queens Center	108,999	108,999	110,313	110,312	7.00%	1,501	2013
Rimrock Mall	42,988	—	43,452	—	7.45%	320	2011
Salisbury, Center at	115,000	—	115,000	—	5.79%	555	2016
Santa Monica Place	79,291	—	80,073	—	7.70%	606	2010
Shoppingtown Mall	45,046	—	46,217	—	5.01%	319	2011
South Plains Mall	58,979	—	59,681	—	8.22%	454	2009
South Towne Center	64,000	—	64,000	—	6.61%	353	2008
Towne Mall	14,954	—	15,291	—	4.99%	100	2012
Twenty Ninth Street(p)	108,302	—	94,080	—	5.95%	537	2009
Valley River Center(q)	120,000	—	100,000	—	5.59%	558	2016
Valley View Center	125,000	—	125,000	—	5.72%	596	2011
Victor Valley, Mall of	51,522	—	52,429	—	4.60%	304	2008
Village Fair North	10,964	—	11,210	—	5.89%	82	2008
Vintage Faire Mall	64,638	—	65,363	—	7.89%	508	2010

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

9. Mortgage Notes Payable: (Continued)

	Carrying Amount of Mortgage Notes(a)					Monthly
	September 30, 2007		December 31, 2006		Interest	Payment	Maturity
Property Pledged as Collateral	Other	Related Party	Other	Related Party	Rate	Term(b)	Date
Westside Pavilion	92,419	—	93,513	—	6.67%	628	2008
Wilton Mall	45,126	—	46,604	—	4.79%	349	2009
	$3,073,368	$226,745	$3,179,787	$151,311

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

Debt premiums (discounts) consist of the following:

	September 30,	December 31,
Property Pledged as Collateral	2007	2006
Borgata	$—	$245
Danbury Fair Mall	14,471	17,634
Eastview Commons	624	776
Eastview Mall	1,806	2,018
Freehold Raceway Mall	13,231	15,806
Great Northern Mall	(171)	(191)
Marketplace Mall	1,691	1,813
Paradise Valley Mall	—	2
Paradise Valley Mall	465	685
Pittsford Plaza	899	1,025
Shoppingtown Mall	4,004	4,813
Towne Mall	488	558
Victor Valley, Mall of	135	377
Village Fair North	73	146
Wilton Mall	3,096	4,195
	$40,812	$49,902

(b)             This represents the monthly payment of principal and interest.

(c)              This loan was paid off in full on July 11, 2007.

(d)             The construction loan allows for total borrowings of up to $110,000, and bears interest at LIBOR plus a spread of 1.20% to 1.40% depending on certain conditions. The loan matures in August 2009, with two one-year extension options. At September 30, 2007 and December 31, 2006, the total interest rate was 6.67% and 6.75%, respectively.

(e)              In addition to monthly principal and interest payments, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property’s gross receipts exceeds a base amount. Contingent interest expense recognized by the Company was $109 and $75 for the three months ended September 30, 2007 and 2006, and $300 and $287 for the nine months ended September 30, 2007 and 2006, respectively.

(f)               On May 23, 2007, the Company borrowed an additional $72,500 under the loan agreement at a fixed rate of 5.38%. The total interest rate at September 30, 2007 and December 31, 2006, was 5.41% and 5.58%, respectively.

(g)              The floating rate loan bears interest at LIBOR plus 0.65%. The Company has stepped interest rate cap agreements over the term of the loan that effectively prevent LIBOR from exceeding 7.95%. At September 30, 2007 and December 31, 2006, the total interest rate was 6.4% and 6.0%, respectively. In July 2007, the loan was extended until November 6, 2008.

(h)             On September 5, 2007, the Company purchased the 50% outside ownership interests in the property, and now consolidates the $8,600 loan that bears interest at a fixed rate of 5.21% and matures on February 1, 2012.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

9. Mortgage Notes Payable: (Continued)

(i)                The floating rate loan bears interest at LIBOR plus 0.88% .In July 2007, the Company extended the maturity to August 9, 2008, and has an option to extend the maturity for an additional year. The Company has an interest rate cap agreement over the loan term which effectively prevents LIBOR from exceeding 7.12%. At September 30, 2007 and December 31, 2006, the total interest rate was 6.63% and 6.23%, respectively.

(j)                On March 23, 2007, the Company paid off the $51,000 interest only loan on the property. On May 15, 2007, the Company placed a new $78,000 loan on the property that bears interest at a fixed rate of 5.60% and matures on June 1, 2012.

(k)             The loan bore interest at LIBOR plus 2.0% for six months and then converted at January 1, 2005 to a fixed rate loan at 4.94%. The effective interest rate over the entire term is 4.84%.

(l)                The loan was paid off in full on February 2, 2007.

(m)          The floating rate loan bears interest at LIBOR plus 0.85% and matures in February 2010. There is an interest rate cap agreement on this loan which effectively prevents LIBOR from exceeding 6.65%. At September 30, 2007 and December 31, 2006, the total interest rate was 5.98% and 6.23%, respectively.

(n)             The loan was paid off in full on January 2, 2007.

(o)             On July 3, 2007, the Company obtained a construction loan that provides for borrowings of up to $15,000, bears interest at a fixed rate of 6.19% and matures on January 1, 2013.

(p)             The construction loan allows for total borrowings of up to $115,000, and bears interest at LIBOR plus a spread of 1.1% to 1.25% depending on certain conditions. The loan matures in June 2009, with a one-year extension option. At September 30, 2007 and December 31, 2006, the total interest rate was 5.95% and 6.67%, respectively.

(q)             Concurrent with the acquisition of this property, the Company placed a $100,000 loan that bears interest at 5.58% and matures on February 16, 2016. On January 23, 2007, the Company exercised an earn-out provision under the loan agreement and borrowed an additional $20,000 at a fixed rate of 5.64%. The total interest rate at September 30, 2007 and December 31, 2006, was 5.59% and 5.58%, respectively.

Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

Total interest expense capitalized was $9,836 and $4,443 for the three months ended September 30, 2007 and 2006 and $24,127 and $10,583 and for the nine months ended September 30, 2007 and 2006, respectively.

The fair value of mortgage notes payable is estimated to be approximately $3,376,929 and $3,368,727, at September 30, 2007 and December 31, 2006, respectively, based on current interest rates for comparable loans.

10. Bank and Other Notes Payable:

Bank and other notes payable consist of the following:

Convertible Senior Notes

On March 16, 2007, the Company issued $950,000 in convertible senior notes (“Senior Notes”) that are to mature on March 15, 2012. The Senior Notes bear interest at 3.25%, payable semiannually, are senior unsecured debt of the Company and are guaranteed by the Operating Partnership. Prior to December 14, 2011, upon the occurrence of certain specified events, the Senior Notes will be convertible at the option of holder into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the election of the Company, at an initial conversion rate of 8.9702

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

10. Bank and Other Notes Payable: (Continued)

shares per $1 principal amount. On and after December 15, 2011, the Senior Notes will be convertible at any time prior to the second business day preceding the maturity date at the option of the holder at the initial conversion rate. The initial conversion price of approximately $111.48 per share represents a 20% premium over the closing price of the Company’s common stock on March 12, 2007. The initial conversion rate is subject to adjustment in certain circumstances. Holders of the Senior Notes will not have the right to require the Company to repurchase the Senior Notes prior to maturity except in connection with the occurrence of certain fundamental change transactions. The carrying value of the Senior Notes at September 30, 2007, includes an unamortized discount of $8,466 incurred at issuance and is amortized into interest expense over the term of the Senior Notes in a manner that approximates the effective interest method. As of September 30, 2007, the effective interest rate was 3.48%.

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

Line of Credit

The Company has a $1,500,000 revolving line of credit that matures on April 25, 2010 with a one-year extension option. The interest rate fluctuates from LIBOR plus 0.75% to LIBOR plus 1.10% depending on the Company’s overall leverage. The Company has an interest rate swap agreement that effectively fixed the interest rate on $400,000 of the outstanding balance of the line of credit at 6.23% until April 25, 2011. As of September 30, 2007 and December 31, 2006, borrowings outstanding were $405,000 and $934,500 at an average interest rate, excluding the $400,000 swapped portion, of 6.03% and 6.60%, respectively.

Term Notes

On May 13, 2003, the Company issued $250,000 in unsecured notes that were to mature in May 2007 with a one-year extension option and bore interest at LIBOR plus 2.50%. These notes were repaid in full on March 16, 2007, from the proceeds of the Senior Notes offering. At December 31, 2006, all of the notes were outstanding at an interest rate of 6.94%.

On April 25, 2005, the Company obtained a five-year, $450,000 term loan bearing interest at LIBOR plus 1.50%. In November 2005, the Company entered into an interest rate swap agreement that effectively

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

10. Bank and Other Notes Payable: (Continued)

fixed the interest rate of the term loan at 6.30% from December 1, 2005 to April 25, 2010. As of September 30, 2007 and December 31, 2006, the entire term loan was outstanding with an effective interest rate of 6.30%.

On July 27, 2006, concurrent with the sale of Greeley Mall (See Note 14—Discontinued Operations), the Company provided marketable securities to replace Greeley Mall as collateral for the mortgage note payable on the property (See Note 7—Marketable Securities).  As a result of this transaction, the debt was reclassified to bank and other notes payable. This note bears interest at 6.18% and matures in September 2013. As of September 30, 2007 and December 31, 2006, the note had a balance outstanding of $27,832 and $28,281, respectively. The fair value is estimated to be $29,291 and $29,288 at September 30, 2007 and December 31, 2006, respectively, based on current interest rates on comparable loans.

As of September 30, 2007 and December 31, 2006, the Company was in compliance with all applicable loan covenants.

11. Related-Party Transactions:

Certain unconsolidated joint ventures have engaged the Management Companies to manage the operations of the Centers. Under these arrangements, the Management Companies are reimbursed for compensation paid to on-site employees, leasing agents and project managers at the Centers, as well as insurance costs and other administrative expenses.

The following fees were charged to unconsolidated joint ventures:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Management Fees
MMC	$2,622	$2,601	$7,728	$7,632
Westcor Management Companies	1,722	1,677	4,983	5,016
Wilmorite Management Companies	416	480	1,189	1,192
	$4,760	$4,758	$13,900	$13,840
Development and Leasing Fees
MMC	$156	$87	$339	$576
Westcor Management Companies	2,595	1,556	6,983	3,239
Wilmorite Management Companies	—	7	50	79
	$2,751	$1,650	$7,372	$3,894

Certain mortgage notes on the properties are held by NML (See Note 9—Mortgage Notes Payable). Interest expense in connection with these notes was $3,772 and $2,730 for the three months ended September 30, 2007 and 2006, and $9,634 and $8,142 for the nine months ended September 30, 2007 and 2006, respectively. Included in accounts payable and accrued expenses is interest payable to these partners of $1,113 and $793 at September 30, 2007 and December 31, 2006, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

11. Related-Party Transactions: (Continued)

As of September 30, 2007 and December 31, 2006, the Company had loans to unconsolidated joint ventures of $488 and $708, respectively. Interest income associated with these notes was $11 and $14 for the three months ended September 30, 2007 and 2006 and $33 and $59 for the nine months ended September 30, 2007 and 2006, respectively. These loans represent initial funds advanced to development stage projects prior to construction loan funding. Correspondingly, loan payables in the same amount have been accrued as an obligation by the various joint ventures.

Due from affiliates of $2,263 and $4,282 at September 30, 2007 and December 31, 2006, respectively, represents unreimbursed costs and fees due from unconsolidated joint ventures under management agreements.

Certain Company officers and affiliates have guaranteed mortgages of $21,750 at one of the Company’s joint venture properties.

12. Stock Repurchase Program:

On March 16, 2007, the Company repurchased 807,000 shares for $74,970 concurrent with the Senior Notes offering (See Note 10—Bank and Other Notes Payable). These shares were repurchased pursuant to the Company’s stock repurchase program authorized by the Company’s Board of Directors on March 9, 2007. This repurchase program ended on March 16, 2007 because the maximum shares allowed to be repurchased under the program was reached.

13. Acquisitions:

The following were acquisitions completed by the Company in 2007 and 2006:

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

Federated:

On July 26, 2006, the Company purchased 11 department stores located in 10 of its Centers from Federated Department Stores, Inc. (“Federated”) for approximately $100,000. The purchase price consisted of a $93,000 cash payment at closing and a $7,000 cash payment on March 29, 2007 paid in connection with a development work commitment by Federated. The Company’s share of the purchase price of $81,043 was funded in part from the proceeds of sales of properties and from borrowings under the Company’s line of credit. The balance of the purchase price was paid by the Company’s joint venture partners where four of the eleven stores are located. The purchase price allocation included in the

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

13. Acquisitions: (Continued)

Company’s balance sheet as of September 30, 2007 and December 31, 2006 was based upon the receipt of a third-party valuation report.

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

Hilton Village:

On September 5, 2007, the Company purchased the 50% outside ownership interest in Hilton Village, a 96,546 square foot specialty center in Scottsdale, Arizona. The total purchase price of $13,500 was funded by cash, borrowings under the Company’s line of credit and the assumption of a mortgage note payable. The Center was previously accounted for under the equity method as an investment in unconsolidated joint ventures. The results of Hilton Village’s operations have been included in the Company’s consolidated financial statements since the acquisition date.

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
(Unaudited)

14. Discontinued Operations: (Continued)

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

The Company has classified the results of operations for the three and nine months ended September 30, 2007 and 2006 for all of the above dispositions as discontinued operations.

Loss on sale of assets from discontinued operations of $905 and $2,325 for the three and nine months ended September 30, 2007, consisted of additional costs related to properties sold in 2006.

Revenues and income from discontinued operations were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Scottsdale/101	$10	$(11)	$53	$4,632
Park Lane Mall	—	106	14	1,505
Holiday Village	27	353	160	2,823
Greeley Mall	—	443	(4)	4,345
Great Falls Marketplace	—	230	—	1,559
Citadel Mall	—	4,165	47	12,319
Northwest Arkansas Mall	—	3,075	33	9,595
Crossroads Mall	—	2,789	(26)	8,635
	$37	$11,150	$277	$45,413
Income from discontinued operations:
Scottsdale/101	$4	$13	$13	$325
Park Lane Mall	—	(62)	19	31
Holiday Village	18	125	132	1,101
Greeley Mall	178	(85)	(80)	593
Great Falls Marketplace	(2)	124	(2)	928
Citadel Mall	68	741	(66)	1,863
Northwest Arkansas Mall	(1)	691	22	2,420
Crossroads Mall	(28)	15	22	1,980
	$237	$1,562	$60	$9,241

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

15. Commitments and Contingencies:

The Company has certain properties that are subject to non-cancelable operating ground leases. The leases expire at various times through 2097, subject in some cases, to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income as defined in the lease agreements. Ground rent expenses were $961 and $1,253 for the three months ended September 30, 2007 and 2006, and $2,679 and $3,367 for the nine months ended September 30, 2007 and 2006, respectively. No contingent rent was incurred in either period.

As of September 30, 2007 and December 31, 2006, the Company was contingently liable for $6,935 and $6,087, respectively, in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company. In addition, the Company has a $24,000 letter of credit that serves as collateral to a liability assumed in the acquisition of Shoppingtown Mall in 2005.

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

The following summarizes the compensation cost under share-based plans:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
LTIP units	$2,172	$—	$6,220	$—
Stock awards	3,164	3,108	9,160	9,095
Stock options	44	—	44	—
Phantom stock units	147	133	437	399
	$5,527	$3,241	$15,861	$9,494

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

16. Share and Unit-Based Plans: (Continued)

The following table summarizes the activity of LTIP unit awards:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Balance at January 1, 2007	215,709	$52.18
Granted	57,258	$64.35
Vested	—	$—
Forfeited	—	$—
Balance at September 30, 2007	272,967	$54.73

As of September 30, 2007, there was $8,039 of unrecognized compensation cost related to non-vested LTIP units, which is expected to be recognized over the three year period ending December 31, 2009.

The following table summarizes the activity of non-vested stock awards:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance at January 1, 2007	392,294	$61.06
Granted	150,057	$92.36
Vested	(201,311)	$56.89
Forfeited	(4,770)	$76.05
Balance at September 30, 2007	336,270	$78.38

The following table summarizes the activity of stock options:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Balance at January 1, 2007	2,500	$39.43
Granted	100,000	$82.14
Exercised	—	—
Forfeited	—	—
Balance at September 30, 2007	102,500	$81.10

On September 4, 2007, the Company granted 100,000 stock options to an officer under the 2003 Equity Incentive Plan. The options have an exercise price of $82.14 per share and a ten-year term. Options vest 33 1/3% on each of the three subsequent anniversaries of the date of grant and are generally contingent upon the officer’s employment with the Company.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

16. Share and Unit-Based Plans: (Continued)

The Company has estimated the fair value of the stock option award at $17.87 per share using the Black-Scholes Option Pricing Model based upon the following assumptions: volatility of 22.83%, dividend yield of 3.46%, risk free rate of 4.56%, a current value of $82.14 and an expected term of eight years. The assumptions for volatility and dividend yield were based on the Company’s historical experience as a publicly traded company, the current value was based on the closing price on the date of grant, and the risk free rate was based upon the interest rate of the 10-year treasury bond on the date of grant.

The Company recognizes compensation cost using the straight-line method over the three-year vesting period.

The following table summarizes the activity of the non-vested phantom stock units:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Balance at January 1, 2007	—	$—
Granted	12,355	$84.40
Vested	(5,135)	$85.13
Forfeited	—	$—
Balance at September 30, 2007	7,220	$83.87

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

The holder of the Series A Preferred Stock has redemption rights if a change in control of the Company occurs, as defined under the Articles Supplementary. Under such circumstances, the holder of the Series A Preferred Stock is entitled to require the Company to redeem its shares, to the extent the Company has funds legally available therefor, at a price equal to 105% of its liquidation preference plus accrued and unpaid dividends. The Series A Preferred Stock holder also has the right to require the Company to repurchase its shares if the Company fails to be taxed as a REIT for federal tax purposes at a price equal to 115% of its liquidation preference plus accrued and unpaid dividends, to the extent funds are legally available therefor.

On October 18, 2007, the holder of the Series A Preferred Stock converted 560,000 shares to common shares.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

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

The income tax benefit (expense) of the TRSs is as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Current	$—	$—	$(17)	$(20)
Deferred	(429)	(535)	495	(199)
	$(429)	$(535)	$478	$(219)

SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred tax assets and liabilities of the TRSs relate primarily to differences in the book and tax bases of property and to operating loss carryforwards for federal and state income tax purposes. A valuation allowance for deferred tax assets is provided if the Company believes it is more likely than not that all or some portion of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent on the Company generating sufficient taxable income in future periods. The net operating loss carryforwards are currently scheduled to expire through 2026, beginning in 2011. Net deferred tax assets were $12,037 and $11,227 at September 30, 2007 and December 31, 2006, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

18. Income Taxes: (Continued)

The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of this standard did not have a material impact on the Company’s results of operations or financial condition. At the adoption date of January 1, 2007, the Company had $1,574 of unrecognized tax benefit, all of which would affect the Company’s effective tax rate if recognized, and which was recorded as a charge to additional paid-in capital. At September 30, 2007, the Company had $1,769 of unrecognized tax benefit. As a result of tax positions taken during the current period, an increase in the unrecognized tax benefit of $173 and a decrease in the unrecognized tax benefit of $275 (relating to the expiration of the statute of limitations for the 2003 tax year) were included in the Company’s consolidated statements of operations.

The tax years 2004-2006 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefit will change within the next 12 months.

19. Segment Information:

The Company currently operates in one business segment, the acquisition, ownership, development, redevelopment, management and leasing of regional and community shopping centers. Additionally, the Company operates in one geographic area, the United States.

20. Subsequent Events:

On October 26, 2007, the Company declared a dividend/distribution of $0.80 per share for common stockholders, OP unit holders and Series A Preferred stock holders of record on November 15, 2007. In addition, MACWH, LP declared a distribution of $1.06 per unit for its participating convertible preferred unit holders, $1.05 for its non-participating convertible preferred unit holders and $0.80 per unit for its common unit holders of record on November 15, 2007. All dividends/distributions will be paid on December 7, 2007.

On October 18, 2007, the holder of the Series A Preferred Stock converted 560,000 shares to common shares. See Note 17—Cumulative Convertible Redeemable Preferred Stock.

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

Management’s Overview and Summary

The Company is involved in the acquisition, ownership, development, redevelopment, management, and leasing of regional and community shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). As of September 30, 2007, the Operating Partnership owned or had an ownership interest in 73 regional shopping centers and 18 community shopping centers aggregating approximately 78 million square feet of gross leasable area. These 91 regional and community shopping centers are referred to hereinafter as the “Centers”, unless the context otherwise requires. The Company is a self-administered and self-managed real estate investment trust (“REIT”) and conducts all of its operations through the Operating Partnership and the Company’s Management Companies.

The following discussion is based primarily on the consolidated financial statements of the Company for the three and nine months ended September 30, 2007 and 2006. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

On December 1, 2006, the Company acquired Deptford Mall, a two-level 1.0 million square foot super-regional mall in Deptford, New Jersey. The total purchase price of $240.1 million was funded by cash and borrowings under the Company’s line of credit. On December 7, 2006, the Company placed a $100.0 million six-year loan bearing interest at a fixed rate of 5.44% on the property. On May 23, 2007, the Company borrowed an additional $72.5 million under the loan agreement.

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

On September 5, 2007, the Company purchased the 50% outside ownership interest in Hilton Village, a 97,000 square foot specialty center in Scottsdale, Arizona, for $13.5 million which was funded by cash, borrowings under the Company’s line of credit and the assumption of a mortgage note payable.

Deptford Mall is referred herein as the “2006 Acquisition Center” for the purposes of comparing the results for the three months ended September 30, 2007 to the three months ended September 30, 2006. Valley River Center and Deptford Mall are referred to herein as the “2006 Acquisition Centers” for the purposes of comparing the results of the nine months ended September 30, 2007 to the nine months ended September 30, 2006.

Redevelopment:

The grand opening of the first phase of Twenty Ninth Street, an 817,085 square foot shopping district in Boulder, Colorado, took place on October 13, 2006. The balance of the project was substantially completed in the Summer of 2007.

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

The first phase of SanTan Village in Gilbert, Arizona, opened on October 26, 2007. The 1.2 million square foot open-air super regional shopping center opened with over 90% of the retail space committed with Dillard’s and more than 85 specialty retailers joining Harkins Theatres, which opened in March 2007. Approximately 100 retailers are expected to be open in 2007, with the balance of the project opening in phases throughout 2008. Future phases include Dick’s Sporting Goods, Best Buy, Barnes & Noble and up to 13 restaurants.

The first phase of The Promenade at Casa Grande, a 1 million square foot, 130 acre department store anchored hybrid lifestyle center, will open November 16, 2007 in fast-growing Pinal County, Arizona. Ninety percent committed, the first phase of the project will open with approximately 550,000 square feet of mini-majors, including Dillard’s, Target, JCPenney, Bed, Bath & Beyond, Cost Plus World Market, Fashion Bug, Olive Garden, Mimi’s Café and Sports Authority. The project’s second phase, complementary small shops and restaurants, is expected to open in Spring 2008. The Promenade at Casa Grande is 51% owned by the Company.

Flagstaff Mall’s 435,000 square foot lifestyle expansion began opening in phases on October 19, 2007. Phase I of The Marketplace at Flagstaff Mall delivered approximately 240,000 square feet of new retail space including Best Buy, Cost Plus World Market, Home Depot, Linen’s n Things, Marshall’s, Old Navy, Petco and Shoe Pavilion. Phase II, which will consist of village shops, an entertainment plaza and pad space, is expected to be complete in 2009-2010.

On November 8, 2007, Freehold Raceway Mall will open the first phase of a combined expansion and renovation project that will add 96,000 square feet of new retail and restaurant uses to this high-performing regional center in New Jersey. The expansion, which is 85% committed, will add nine new-to-market additions including: Borders, The Cheesecake Factory, P.F. Chang’s, Jared The Gallaria of Jewelry, The Territory Ahead, Ann Taylor, Chico’s, Coldwater Creek and White House/Black Market. The balance of the project is expected to open throughout 2008.

Scottsdale Fashion Square, the 2 million square foot luxury flagship, is undergoing a $130 million redevelopment and expansion. Phase I of the redevelopment and expansion began in September 2007 with demolition of the vacant anchor space acquired as a result of the Federated-May merger and an adjacent parking structure. A 60,000 square foot Barneys New York, the high-end retailer’s first Arizona location, will anchor an additional 100,000 square feet of up to 30 new luxury shops, which is planned to open Fall 2009 in an urban setting on Scottsdale Road. New first-to-market deals recently announced include Bottega Veneta, Grand Lux Café, Salvatore Ferragamo, CH Carolina Herrera, A|X Armani Exchange and Michael Kors.

Construction continues on the combined redevelopment, expansion and interior renovation of The Oaks, an upscale 1.1 million square foot super-regional shopping center in California’s affluent Thousand Oaks. The project is expected to be completed in Fall 2008. The market’s first Nordstrom department store is under construction.

The Company completed the site plan approval process for the 106 acre, 1 million square foot regional shopping center at the core of Estrella Falls on October 22, 2007. Infrastructure development for the 330 acre mixed-use development is underway and the project’s multi-phased opening is expected to begin Fall 2008 with the adjacent 500,000 square foot power center that is currently under construction. The mall is projected to open in phases beginning in 2009.

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

Results of Operations

Many of the variations in the results of operations, discussed below, occurred due to the transactions described above including the 2006 Acquisition Center(s) and the Redevelopment Centers. For the comparison of the three and nine months ended September 30, 2007 to the three and nine months ended September 30, 2006, the “Same Centers” include all consolidated Centers, excluding 2006 Acquisition Center(s) and the Redevelopment Centers.

Comparison of the Three Months Ended September 30, 2007 and 2006

Revenues

Minimum and percentage rents (collectively referred to as “rental revenue”) increased by $14.8 million, or 12.3%, from 2006 to 2007. Rental revenue increased $7.3 million from the Same Centers, $4.1 million from the 2006 Acquisition Center and $3.4 million from the Redevelopment Centers.

The amortization of above and below market leases, which is recorded in rental revenue, increased to $3.2 million in 2007 from $3.0 million in 2006. The increase in amortization is primarily due to the accelerated amortization of leases terminated in 2006. The amortization of straight-lined rents, included in rental revenue, was $3.2 million in 2007 compared to $2.2 million in 2006. Lease termination income, included in rental revenue, was $3.7 million in 2007 compared to $0.7 million in 2006.

Tenant recoveries increased $6.4 million, or 10.0%, from 2006 to 2007. Approximately $2.7 million of the increase in tenant recoveries related to the 2006 Acquisition Center, $2.2 million related to the Same Centers and $1.4 million related to the Redevelopment Centers.

Management Companies’ Revenues

Management Companies’ revenues increased by $1.2 million from 2006 to 2007, primarily due to increased management fees received from the joint venture Centers and increased development fees from joint ventures.

Shopping Center and Operating Expenses

Shopping center and operating expenses increased $6.4 million, or 9.4%, from 2006 to 2007. Approximately $2.8 million of the increase in shopping center and operating expenses related to the 2006 Acquisition Center, $2.1 million related to the Same Centers and $1.5 million related to the Redevelopment Centers.

Management Companies’ Operating Expenses

Management Companies’ operating expenses increased to $17.9 million in 2007 from $14.5 million in 2006, in part as a result of the additional costs of managing the joint venture Centers and third party managed properties.

REIT General and Administrative Expenses

REIT general and administrative expenses decreased by $0.6 million in 2007 from 2006, primarily due to a decreased share and unit-based compensation expense in 2007.

Depreciation and Amortization

Depreciation and amortization increased $6.6 million in 2007 from 2006. Approximately $3.0 million of the increase in depreciation and amortization related to the Redevelopment Centers, $2.3 million related to the 2006 Acquisition Center and $0.7 million related to the Same Centers.

Interest Expense

Interest expense decreased $7.4 million in 2007 from 2006. The decrease in interest expense was primarily attributed to a decrease of $6.8 million from the line of credit, $4.4 million from the term loans, $4.0 million from the Same Centers and $2.5 million from the Redevelopment Centers. The decrease in interest expense was offset in part by an increase of $8.1 million due to the issuance of $950.0 million of convertible senior notes on March 16, 2007 and an $2.4 million increase from the 2006 Acquisition Center. The decrease in interest on the line of credit was due to a decrease in average outstanding borrowings during 2007 due to the issuance of the senior notes and a decrease in interest rates due to the $400 million swap and lower LIBOR rates and spreads. The decrease in interest on the term loans was due to the repayment of the $250 million loan in 2007 and the repayment of the $619 million term loan in 2006. (See “Liquidity and Capital Resources”). The above interest expense items are net of capitalized interest of $9.8 million in 2007, up from $4.4 million in 2006 due to increases in redevelopment activity.

Equity in Income of Unconsolidated Joint Ventures

The equity in income of unconsolidated joint ventures increased $0.2 million in 2007 from 2006. The increase in equity in income of unconsolidated joint ventures is primarily attributed to an increase in rental revenues in 2007.

Discontinued Operations

The Company recorded a loss of $0.7 million in 2007 and $47.8 million of income in 2006 from discontinued operations. The decrease in income primarily relates to the gain on the sales of Park Lane

Mall, Holiday Village, Greeley Mall, Great Falls Marketplace, Citadel Mall, Crossroads Mall and Northwest Arkansas Mall in 2006 (See “Management’s Overview and Summary—Acquisitions and dispositions”). As result of these sales, the Company classified the results of operations for these properties to discontinued operations for all periods presented.

Minority Interest in the Operating Partnership

The minority interest in the Operating Partnership represents the 14.9% weighted average interest of the Operating Partnership not owned by the Company during 2007 compared to the 15.6% not owned by the Company during 2006. The change in ownership interest is primarily due to the stock offering by the Company in 2006, the redemption of OP Units in 2007 and the repurchase of 807,000 shares in 2007 (See Note 12—Stock Repurchase Program of the Company’s Consolidated Financial Statements).

Funds From Operations

Primarily as a result of the factors mentioned above, Funds from Operations (“FFO”)—diluted increased 28.2% to $111.0 million in 2007 from $86.6 million in 2006. For the reconciliation of FFO and FFO-diluted to net income available to common stockholders, see “Funds from Operations.”

Comparison of the Nine Months Ended September 30, 2007 and 2006

Revenues

Rental revenue increased by $27.7 million, or 7.6%, from 2006 to 2007. The increase in rental revenue is attributed to an increase of $13.4 million from the 2006 Acquisition Centers, $8.5 million from the Redevelopment Centers and $5.7 million from the Same Centers.

The amortization of above and below market leases, which is recorded in rental revenue, decreased to $8.9 million in 2007 from $10.3 million in 2006. The decrease in amortization is primarily due to the accelerated amortization of leases terminated in 2006. The amortization of straight-lined rents, included in rental revenue, was $6.8 million in 2007 compared to $6.2 million in 2006. Lease termination income, included in rental revenue, was $8.8 million in 2007 and 2006.

Tenant recoveries increased $19.2 million, or 10.3%, from 2006 to 2007. The increase in tenant recoveries is attributed to an increase of $8.2 million from the 2006 Acquisition Centers, $7.6 million from the Same Centers and $3.4 million from the Redevelopment Centers.

Management Companies’ Revenues

Management Companies’ revenues increased by $4.9 million from 2006 to 2007, primarily due to increased management fees received from the joint venture Centers, additional third party management contracts and increased development fees from joint ventures.

Shopping Center and Operating Expenses

Shopping center and operating expenses increased $17.9 million, or 9.3%, from 2006 to 2007. Approximately $7.8 million of the increase in shopping center and operating expenses related to the 2006 Acquisition Centers, $5.8 million related to the Same Centers and $4.3 million related to the Redevelopment Centers.

Management Companies’ Operating Expenses

Management Companies’ operating expenses increased to $54.2 million in 2007 from $41.3 million in 2006, in part as a result of the additional costs of managing the joint venture Centers and third party managed properties.

REIT General and Administrative Expenses

REIT general and administrative expenses increased by $2.2 million in 2007 from 2006, primarily due to increased share and unit-based compensation expense in 2007.

Depreciation and Amortization

Depreciation and amortization increased $8.7 million in 2007 from 2006. The increase in depreciation and amortization is primarily attributed to an increase of $8.2 million at the 2006 Acquisition Centers and $6.6 million at the Redevelopment Centers offset in part by a decrease of $6.4 million at the Same Centers.

Interest Expense

Interest expense decreased $14.5 million in 2007 from 2006. The decrease in interest expense was primarily attributed to a decrease of $11.5 million from the line of credit, $10.9 million from term loans, $7.0 million from the Same Centers, and $5.9 million from the Redevelopment Centers. The decrease in interest expense was offset in part by an increase of $17.7 million due to the issuance of $950.0 million of convertible senior notes on March 16, 2007 and an increase of $4.1 million from the 2006 Acquisition Centers. The decrease in interest on the line of credit was due to a decrease in average outstanding borrowings during 2007 due to the issuance of the senior notes and a decrease in interest rates. The decrease in interest on term loans was due to the repayment of the $250 million loan in 2007 and the repayment of the $619 million term loan in 2006. (See “Liquidity and Capital Resources”). The above interest expense items are net of capitalized interest of $24.1 million in 2007, up from $10.6 million in 2006 due to increases in redevelopment activity.

Equity in Income of Unconsolidated Joint Ventures

The equity in income of unconsolidated joint ventures decreased $5.2 million in 2007 from 2006. The decrease in equity in income of unconsolidated joint ventures is due in part to a $2.4 million loss on sale of assets at the SDG Macerich Properties, L.P. joint venture and $3.1 million in additional interest expense and depreciation at other joint ventures due to the completion of development projects.

Loss on Early Extinguishment of Debt

The Company recorded a $0.9 million loss from the early extinguishment of the $250 million term loan in 2007. In 2006, the Company recorded a loss from the early extinguishment of debt of $1.8 million related to the pay off of the $619 million term loan.

Discontinued Operations

The Company recorded a loss of $2.3 million in 2007 and $81.4 million of income in 2006 from discontinued operations. The decrease in income is primarily related to the recognition of gain on the sales of Scottsdale/101, Park Lane Mall, Holiday Village, Greeley Mall, Great Falls Marketplace, Citadel Mall, Crossroads Mall and Northwest Arkansas Mall in 2006 (See “Management’s Overview and Summary—Acquisitions and dispositions”). As result of these sales, the Company classified the results of operations for these properties to discontinued operations for all periods presented.

Minority Interest in the Operating Partnership

The minority interest in the Operating Partnership represents the 15.1% weighted average interest of the Operating Partnership not owned by the Company during 2007 compared to the 15.9% not owned by the Company during 2006. The change in ownership interest is primarily due to the stock offering by the Company in 2006, the redemption of OP Units in 2007 and the repurchase of 807,000 shares in 2007 (See Note 12—Stock Repurchase Program of the Company’s Consolidated Financial Statements).

Funds From Operations

Primarily as a result of the factors mentioned above, FFO—diluted increased 13.8% to $298.2 million in 2007 from $262.0 million in 2006. For the reconciliation of FFO and FFO-diluted to net income available to common stockholders, see “Funds from Operations.”

Operating Activities

Cash flow from operations increased to $208.1 million in 2007 from $138.9 million in 2006. The increase was primarily due to changes in assets and liabilities in 2007 compared to 2006 and due to the results at the Centers as discussed above.

Investing Activities

Cash used in investing activities increased to $214.7 million in 2007 from $184.4 million in 2006. The increase in cash used in investing activities was due to a decrease in cash proceeds from the sale of assets, offset in part, by an increase in cash distributions from unconsolidated joint ventures and a decrease in capital expenditures.

Financing Activities

Cash flow used in financing activities increased to $219.9 million in 2007 from $47.5 million in 2006. The increase in cash used in financing activities was primarily attributed to $59.8 million for the purchase of the Capped Calls in connection with the issuance of the convertible senior notes and $75.0 million for the repurchase of the Company’s common stock in 2007, offset in part by the $950 million convertible senior notes issuance in 2007 and the $746.8 million in proceeds from the common stock offering in 2006 (See “Liquidity and Capital Resources”).

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

The following tables summarize capital expenditures incurred at the Centers for the nine months ended September 30:

	For the Nine Months Ended September 30,
	2007	2006
(Dollars in thousands)
Consolidated Centers:
Acquisitions of property and equipment	$29,262	$334,888
Development, redevelopment and expansion of Centers	378,694	101,991
Renovations of Centers	19,057	37,573
Tenant allowances	15,018	20,608
Deferred leasing charges	17,135	17,380
	$459,166	$512,440
Joint Venture Centers (at Company’s pro rata share):
Acquisitions of property and equipment	$4,347	$24,324
Development, redevelopment and expansion of Centers	20,691	39,047
Renovations of Centers	8,880	6,973
Tenant allowances	9,726	8,186
Deferred leasing charges	2,887	3,093
	$46,531	$81,623

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

The Company’s total outstanding loan indebtedness at September 30, 2007 was $6.9 billion (including $1.8 billion of its pro rata share of joint venture debt). This equated to a debt to Total Market Capitalization (defined as total debt of the Company, including its pro rata share of joint venture debt, plus aggregate market value of outstanding shares of common stock, assuming full conversion of OP Units, MACWH, LP units and preferred stock into common stock) ratio of approximately 46.4% at September 30, 2007. The majority of the Company’s debt consists of fixed-rate conventional mortgages payable collateralized by individual properties.

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

The Company has a $1.5 billion revolving line of credit that matures on April 25, 2010 with a one-year extension option. The interest rate fluctuates between LIBOR plus 0.75% to LIBOR plus 1.10% depending on the Company’s overall leverage. In September 2006, the Company entered into an interest rate swap agreement that effectively fixed the interest rate on $400.0 million of the outstanding balance of the line of credit at 6.23% until April 25, 2011. As of September 30, 2007 and December 31, 2006, borrowings outstanding were $405.0 million and $934.5 million at an average interest rate, net of the $400.0 million swapped portion, of 6.03% and 6.60%, respectively. On March 16, 2007, the Company repaid $541.5 million of borrowings outstanding from the proceeds of the Senior Notes (See Note 10—Bank and Other Notes Payable of the Company’s Consolidated Financial Statements).

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

On April 25, 2005, the Company obtained a five year, $450.0 million term loan bearing interest at LIBOR plus 1.50%. In November 2005, the Company entered into an interest rate swap agreement that effectively fixed the interest rate of the $450.0 million term loan at 6.30% from December 1, 2005 to April 15, 2010. At September 30, 2007 and December 31, 2006, the entire loan was outstanding with an interest rate of 6.30%.

At September 30, 2007, the Company was in compliance with all applicable loan covenants.

At September 30, 2007, the Company had cash and cash equivalents available of $42.9 million.

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

The following reflects the maximum amount of debt principal that could be recourse to the Company at September 30, 2007 (in thousands):

Property	Recourse Debt	Maturity Date
Boulevard Shops	$4,280	12/16/2007
Chandler Village Center	4,322	12/19/2007
	$8,602

Additionally, as of September 30, 2007, the Company is contingently liable for $6.9 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

Long-term contractual obligations

The following is a schedule of long-term contractual obligations for the consolidated Centers as of September 30, 2007, over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than five years
Long-term debt obligations (includes expected interest payments)	$5,406,117	$311,495	$859,007	$2,833,793	$1,401,822
Operating lease obligations	258,635	5,267	10,624	10,718	232,026
Purchase obligations	159,306	159,306	—	—	—
Other long-term liabilities	349,791	349,791	—	—	—
	$6,173,849	$825,859	$869,631	$2,844,511	$1,633,848

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

The following reconciles net income available to common stockholders to FFO and FFO-diluted (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Net income—available to common stockholders	$17,280	$46,968	$33,296	$80,092
Adjustments to reconcile net income to FFO—basic:
Minority interest in the Operating Partnership	3,070	8,901	5,935	15,131
Loss (gain) on sale of consolidated assets	758	(46,560)	(1,889)	(109,020)
Add: minority interest share of gain (loss) on sale of consolidated joint ventures	39	(192)	388	36,816
Gain on undepreciated consolidated assets	150	2,339	811	5,715
Less minority interest on sale of undepreciated assets	(39)		(361)
Loss (gain) on sale of assets from unconsolidated entities (pro rata)	4	(1)	2,024	(245)
Add: (loss) gain on undepreciated assets on unconsolidated assets (pro rata)	(4)	—	346	244
Depreciation and amortization on consolidated assets	60,173	56,120	177,665	179,071
Less: depreciation and amortization allocable to minority interests on consolidated joint ventures	(1,019)	(1,128)	(3,346)	(4,351)
Depreciation and amortization on joint ventures (pro rata)	23,422	21,045	68,506	62,209
Less: depreciation on personal property and amortization of loan costs and interest rate caps	(4,437)	(3,472)	(12,076)	(11,139)
FFO—basic	99,397	84,020	271,299	254,523
Additional adjustments to arrive at FFO—diluted:
Impact of convertible preferred stock	2,902	2,575	8,052	7,508
Impact of convertible debt	8,686	—	18,855	—
FFO—diluted	$110,985	$86,595	$298,206	$262,031
Weighted average number of FFO shares outstanding for:
FFO—basic(1)	84,219	84,726	84,400	83,924
Adjustments for the impact of dilutive securities in computing FFO-diluted:
Convertible preferred stock	3,627	3,627	3,627	3,627
Stock options	309	295	306	292
Convertible debt	8,522	—	6,212	—
FFO—diluted(2)	96,677	88,648	94,545	87,843

(1)          Calculated based upon basic net income as adjusted to reach basic FFO. As of September 30, 2007 and 2006, 12.5 million and 13.2 million OP Units were outstanding, respectively.

(2)          The computation of FFO—diluted shares outstanding includes the effect of outstanding common stock options and restricted stock using the treasury method. It also assumes the conversion of MACWH, LP common and preferred units and the Senior Notes to the extent that they are dilutive to the FFO computation (See Note 10—Bank and Other Notes Payable of the Company’s Consolidated Financial Statements). The preferred stock can be converted on a one-for-one basis for common stock. The then outstanding preferred shares are assumed converted for purposes of FFO-diluted as they are dilutive to that calculation. The MACWH, LP preferred units were antidilutive to the calculations at September 30, 2007 and 2006 and were not included in the above calculations. The Senior Notes were dilutive to the calculations for the three and nine months ended September 30, 2007.

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

The following table sets forth information as of September 30, 2007 concerning the Company’s long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (“FV”) (dollars in thousands):

	For the years ending September 30,
	2008	2009	2010	2011	2012	Thereafter	Total	FV
CONSOLIDATED CENTERS:
Long term debt:
Fixed rate(1)	$264,095	$380,095	$152,576	$1,549,172	$1,141,828	$1,325,867	$4,813,633	$4,861,965
Average interest rate	5.84%	6.37%	6.03%	5.98%	3.93%	5.73%	5.45%
Floating rate	30,000	225,846	50,000	5,000	—	—	310,846	310,846
Average interest rate	6.63%	6.24%	5.98%	6.02%			6.23%
Total debt—Consolidated Centers	$294,095	$605,941	$202,576	$1,554,172	$1,141,828	$1,325,867	$5,124,479	$5,172,811
JOINT VENTURE CENTERS:
Long term debt (at Company’s pro rata share):
Fixed rate	$63,347	$215,128	$117,630	$45,648	$194,395	$991,741	$1,627,889	$1,666,818
Average interest rate	5.86%	5.49%	6.79%	6.98%	6.67%	5.55%	5.82%
Floating rate	74,784	52,644	—	66,300	—	—	193,728	193,728
Average interest rate	6.84%	6.90%		6.22%			6.64%
Total debt—Joint Venture Centers	$138,131	$267,772	$117,630	$111,948	$194,395	$991,741	$1,821,617	$1,860,546

(1)             Fixed rate debt includes the $450 million floating rate term note and $400 million of the line of credit. These amounts have effective fixed rates over the remaining terms due to swap agreements as discussed below.

The consolidated Centers’ total fixed rate debt at September 30, 2007 and December 31, 2006 was $4.8 billion and $3.8 billion, respectively. The average interest rate on fixed rate debt at September 30, 2007 and December 31, 2006 was 5.45% and 5.99%, respectively. The consolidated Centers’ total floating rate debt at September 30, 2007 and December 31, 2006 was $310.8 million and $1.2 billion, respectively. The average interest rate on floating rate debt at September 30, 2007 and December 31, 2006 was 6.23% and 6.59%, respectively. The increase in total fixed rate debt and decrease in floating rate debt at the consolidated Centers was primarily due to the issuance of the $950 million Senior Notes and the use of the proceeds, in part, to pay off the $250 million floating rate term notes and to pay down the Company’s line of credit. (See Note 10—Bank and Other Notes Payable of the Company’s Consolidated Financial Statements).

The Company’s pro rata share of the joint venture Centers’ fixed rate debt at September 30, 2007 and December 31, 2006 was $1.6 billion and $1.5 billion, respectively. The average interest rate on fixed rate debt at September 30, 2007 and December 31, 2006 was 5.82% and 5.84%, respectively. The Company’s pro rata share of the joint venture Centers’ floating rate debt at September 30, 2007 and December 31, 2006 was $193.7 million and $198.4 million, respectively. The average interest rate on the floating rate debt at September 30, 2007 and December 31, 2006 was 6.64% and 6.33%, respectively.

The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (See Note 5—Derivative Instruments and Hedging Activities of the Company’s Consolidated Financial Statements).

The following derivatives were outstanding at September 30, 2007 (amounts in thousands):

Property/Entity	Notional Amount	Product	Rate	Maturity	Company’s Ownership	Fair Value (1)
Camelback Colonnade	$41,500	Cap	8.54%	11/15/2008	75%	$—
Desert Sky Mall	51,500	Cap	7.65%	3/15/2008	50%	—
Greece Ridge Center	72,000	Cap	7.95%	12/15/2008	100%	—
La Cumbre Plaza	30,000	Cap	7.12%	8/9/2008	100%	—
Metrocenter Mall	37,380	Cap	7.25%	2/15/2008	15%	—
Metrocenter Mall	11,500	Cap	5.25%	2/15/2008	15%	—
Panorama Mall	50,000	Cap	6.65%	3/1/2008	100%	—
Superstition Springs Center	67,500	Cap	8.63%	9/9/2008	33.33%	—
Metrocenter Mall	112,000	Swap	3.86%	2/15/2008	15%	77
The Operating Partnership	450,000	Swap	4.80%	4/15/2010	100%	(3,166)
The Operating Partnership	400,000	Swap	5.08%	4/25/2011	100%	(6,594)

(1)          Fair value at the Company’s ownership percentage.

Interest rate cap agreements (“Cap”) offer protection against floating rates on the notional amount from exceeding the rates noted in the above schedule and interest rate swap agreements (“Swap”) effectively replace a floating rate on the notional amount with a fixed rate as noted above.

In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $5.0 million per year based on $504.6 million outstanding of floating rate debt at September 30, 2007.

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

However, based on their evaluation as of September 30, 2007, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management , including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)   On October 18, 2007, the Company issued 560,000 shares of common stock of the Company upon the conversion of 560,000 shares of a holder’s 3,627,131 shares of Series A Cumulative Preferred Stock of the Company. These shares of common stock were issued in a private placement to this holder, an accredited investor, pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

4.4#*	Indenture, dated as of March 16, 2007, among the Company, the Operating Partnership and Deutsche Bank Trust Company Americas (includes form of the Notes and Guarantee)
4.5#*	Registration Rights Agreement, dated as of March 16, 2007, among the Company, J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc.
10.1	First Amendment dated as of July 3, 2007 to the $1,500,000 Second Amended and Restated Revolving Loan Facility Credit Agreement
10.2	Amended and Restated Cash Bonus/Restricted Stock and LTIP Unit Award Program under the 2003 Equity Incentive Plan
10.3	Form of Restricted Stock Award Agreement (2007)
10.4	Form of LTIP Award Agreement (Time–Vested–2007)
31.1	Section 302 Certification of Arthur Coppola, Chief Executive Officer
31.2	Section 302 Certification of Thomas O’Hern, Chief Financial Officer
32.1	Section 906 Certification of Arthur Coppola, Chief Executive Officer and Thomas O’Hern, Chief Financial Officer

*	Previously filed as an exhibit to the Company’s Registration Statement on Form S-11, as amended (No. 33-68964), and incorporated herein by reference.
**	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, event date May 30, 1995, and incorporated herein by reference.
***	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, event date February 25, 1998, and incorporated herein by reference.
****	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.
*****	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, event date July 26, 2002, and incorporated herein by reference.
#	Previously filed as an exhibit to the Company’s Registration Statement on Form S-3, as amended (No. 333-88718), and incorporated herein by reference.
##	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, event date February 8, 2007, and incorporated herein by reference.
###	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, event date November 10, 1998, as amended, and incorporated herein by reference.
####	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.
#####	Previously filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-107063), and incorporated herein by reference.
#*	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, event date March 16, 2007, and incorporated herein by reference.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Macerich Company
		By:	/s/ THOMAS E. O’HERN
Thomas E. O’Hern
Executive Vice President and
Chief Financial Officer
Date:	November 6, 2007