Form 10-K
period 2007-12-31
MACERICH CO
filed 2008-02-27
CIK 912242

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

Commission File No. 1-12504

THE MACERICH COMPANY
(Exact name of registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	95-4448705 (I.R.S. Employer Identification Number)
401 Wilshire Boulevard, Suite 700, Santa Monica, California 90401 (Address of principal executive office, including zip code)
Registrant's telephone number, including area code (310) 394-6000
Securities registered pursuant to Section 12(b) of the Act
Title of each class	Name of each exchange on which registered
Common Stock, $0.01 Par Value Preferred Share Purchase Rights	New York Stock Exchange New York Stock Exchange

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

         YES ☒                NO ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment on to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

         YES ☐                NO ☒

         The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $3.8 billion as of the last business day of the registrant's most recent completed second fiscal quarter based upon the price at which the common shares were last sold on that day.

         Number of shares outstanding of the registrant's common stock, as of February 13, 2008: 72,336,763 shares

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the annual stockholders meeting to be held in 2008 are incorporated by reference into Part III of this Form 10-K

THE MACERICH COMPANY
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007
INDEX

PART I

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K of the Macerich Company (the "Company") contains or incorporates statements that constitute forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as "may," "will," "could," "should," "expects," "anticipates," "intends," "projects," "predicts," "plans," "believes," "seeks," and "estimates" and variations of these words and similar expressions. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Forward-looking statements appear in a number of places in this Form 10-K and include statements regarding, among other matters:

  •
  expectations regarding the Company's growth;

  •
  the Company's beliefs regarding its acquisition, redevelopment and development activities and opportunities;

  •
  the Company's acquisition and other strategies;

  •
  regulatory matters pertaining to compliance with governmental regulations;

  •
  the Company's capital expenditure plans and expectations for obtaining capital for expenditures; and

  •
  the Company's expectations regarding its financial condition or results of operations.

        Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or the industry to differ materially from the Company's future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. You are urged to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results, including those made in "Item 1A. Risk Factors" of this Annual Report on Form 10-K, as well as our other reports filed with the Securities and Exchange Commission. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. The Company does not intend, and undertakes no obligation, to update any forward-looking information to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

ITEM 1.    BUSINESS

General

        The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"). As of December 31, 2007, the Operating Partnership owned or had an ownership interest in 74 regional shopping centers and 20 community shopping centers aggregating approximately 80.7 million square feet of gross leasable area ("GLA"). These 94 regional and community shopping centers are referred to hereinafter as the "Centers", unless the context otherwise requires. The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Company's management companies, Macerich Property Management Company, LLC, a single member Delaware limited liability company, Macerich Management Company, a California corporation, Westcor Partners, L.L.C., a single member Arizona limited liability company,

Macerich Westcor Management LLC, a single member Delaware limited liability company, Westcor Partners of Colorado, LLC, a Colorado limited liability company, MACW Mall Management, Inc., a New York corporation, and MACW Property Management, LLC, a single member New York limited liability company. All seven of the management companies are collectively referred to herein as the "Management Companies."

        The Company was organized as a Maryland corporation in September 1993 to continue and expand the shopping center operations of Mace Siegel, Arthur M. Coppola, Dana K. Anderson and Edward C. Coppola (the "principals") and certain of their business associates.

        All references to the Company in this Annual Report on Form 10-K include the Company, those entities owned or controlled by the Company and predecessors of the Company, unless the context indicates otherwise.

        Financial information regarding the Company for each of the last three fiscal years is contained in the Company's Consolidated Financial Statements included in Item 15. Exhibits and Financial Statement Schedules.

Recent Developments

  Stock Repurchase:

        On March 16, 2007, the Company repurchased 807,000 common shares for $75.0 million concurrent with the offering of convertible senior notes (See "Financing Activity"). These shares were repurchased pursuant to the Company's stock repurchase program authorized by the Company's Board of Directors on March 9, 2007. This repurchase program ended on March 16, 2007 because the maximum shares allowed to be repurchased under the program was reached.

  Acquisitions and Dispositions:

        On September 5, 2007, the Company purchased the remaining 50% outside ownership interest in Hilton Village, a 96,546 square foot specialty center in Scottsdale, Arizona. The total purchase price of $13.5 million was funded by cash, borrowings under the Company's line of credit and the assumption of the $8.6 million mortgage note payable on the property.

        On December 17, 2007, the Company purchased a portfolio of fee simple and/or ground leasehold interests in 39 freestanding Mervyn's department stores located in the Southwest United States for $400.2 million. The purchase price was funded by cash and borrowings under the Company's line of credit. Concurrent with the acquisition, the Company entered into 39 individual agreements to leaseback the properties to Mervyns from terms of 14 to 20 years. The Company has designated the 27 freestanding Mervyn's stores located at shopping centers not owned or managed by the Company as available for sale.

        On January 1, 2008, a subsidiary of the Company, at the election of the holders, redeemed approximately 3.4 million participating convertible preferred units ("PCPUs") (the common stock equivalent of approximately 2.9 million shares) in exchange for the distribution of the interests in the entity which held that portion of the Wilmorite portfolio that consisted of Eastview Mall, Greece Ridge Center, Marketplace Mall and Pittsford Plaza, collectively referred to as the "Rochester Properties." This exchange is referred to as the "Rochester Redemption."

        On January 10, 2008, the Company in a 50/50 joint venture, acquired The Shops at North Bridge, a 680,933 square foot urban shopping center in Chicago, Illinois, for a total purchase price of $515.0 million. The Company's share of the purchase price was funded by the assumption of a pro rata share of the $205.0 million fixed rate mortgage on the Center and by borrowings under the Company's line of credit.

  Financing Activity:

        On January 2, 2007, the Company paid off the $75.0 million loan on Paradise Valley Mall. The repayment was funded by the proceeds from the sale of Citadel Mall, Northwest Arkansas Mall and Crossroads Mall on December 29, 2006.

        On January 23, 2007, the Company exercised an earn-out provision under the loan agreement on Valley River Center and borrowed an additional $20.0 million at a fixed rate of 5.64%. The loan proceeds were used to pay down the Company's line of credit and for general corporate purposes.

        On March 16, 2007, the Company issued $950.0 million in convertible senior notes ("Senior Notes") that mature on March 15, 2012. The Senior Notes bear interest at 3.25%, payable semiannually, are senior unsecured debt of the Company and are guaranteed by the Operating Partnership. The Senior Notes had an initial conversion price of $111.48. The proceeds were used to payoff the $250 million term loan, and to pay down the Company's line of credit. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources").

        In connection with the issuance of the Senior Notes, the Company purchased two capped calls ("Capped Calls") from affiliates of the initial purchasers of the Senior Notes for approximately $59.9 million. The Capped Calls effectively increased the conversion price of the Senior Notes to approximately $130.06, which represented a 40% premium to the March 12, 2007 closing price of $92.90 per common share of the Company. The Capped Calls are expected to generally reduce the potential dilution upon exchange of the Senior Notes in the event the market value per share of the Company's common stock, as measured under the terms of the relevant settlement date, is greater than the strike price of the Capped Calls.

        On March 23, 2007, the Company used borrowings under the line of credit to pay off the $51.0 million interest only loan on Tucson La Encantada. On May 15, 2007, the Company placed a new $78.0 million loan on that property that bears interest at a fixed rate of 5.60% and matures on June 1, 2012. The loan proceeds were used to pay down the Company's line of credit and for general corporate purposes.

        On May 23, 2007, the Company borrowed an additional $72.5 million under the loan agreement on Deptford Mall at a fixed rate of 5.38%. The loan proceeds were used to pay down the Company's line of credit and for general corporate purposes.

        On July 2, 2007, the Company's joint venture in Scottsdale Fashion Square refinanced the loan on the property. The two existing loans on the property were replaced with a new $550.0 million loan bearing interest at a fixed rate of 5.66% and maturing July 8, 2013. The Company used its pro rata share of proceeds to pay down the Company's line of credit and for general corporate purposes.

  Redevelopment and Development Activity:

        The first phase of SanTan Village Regional Center opened on October 26, 2007. The 1.2 million square foot open-air super-regional shopping center opened with over 90% of the retail space committed, with Dillard's and more than 85 specialty retailers joining Harkins Theatres, which opened March 2007. The balance of the project, which includes Dick's Sporting Goods, Best Buy, Barnes & Noble and up to 13 restaurants, is expected to open in phases throughout 2008.

        The first phase of The Promenade at Casa Grande, a 1 million square foot, 130 acre department store anchored hybrid center, located in Casa Grande, Arizona, opened on November 16, 2007. With ninety percent committed, the first phase of the project has approximately 550,000 square feet of mini-majors, including Dillard's, Target, J.C.Penney, Kohl's, Petsmart and Staples. The balance of the Center is expected to continue to open in phases throughout 2008.

        The first phase of The Marketplace at Flagstaff Mall, a 435,000 square foot lifestyle expansion began opening in phases on October 19, 2007. Phase I delivered approximately 267,538 square feet of new retail space including Best Buy, Home Depot, Linens n Things, Marshalls, Old Navy, Petco and Shoe Pavilion. Phase II, which will consist of village shops, an entertainment plaza and pad space, is expected to be completed in 2009-2010.

        On November 8, 2007, Freehold Raceway Mall opened the first phase of a combined expansion and renovation project that will add 96,000 square feet of new retail and restaurant uses to this regional center in New Jersey. The expansion, which is 85% committed, added nine new-to-market additions including: Borders, The Cheesecake Factory, P.F. Chang's, Jared The Galleria of Jewelry, The Territory Ahead, Ann Taylor, Chico's, Coldwater Creek and White House/Black Market. The balance of the project is expected to open throughout 2008.

        Scottsdale Fashion Square, the 2 million square foot luxury flagship, is undergoing a $130 million redevelopment and expansion. Phase I of the redevelopment and expansion began September 2007 with demolition of the vacant anchor space acquired as a result of the Federated-May merger and an adjacent parking structure. A 60,000 square foot Barneys New York, the high-end retailer's first Arizona location, will anchor an additional 100,000 square feet of up to 30 new luxury shops, which is planned to open in Fall 2009 in an urban setting on Scottsdale Road. New first-to-market deals include Salvatore Ferragamo, Grand Luxe Café, CH Carolina Herrera, and Michael Kors. First-to-market retailers opening in the Spring 2008 will include Bottega Veneta, Jimmy Choo and Marciano.

        Construction continues on the combined redevelopment, expansion and interior renovation of The Oaks, an upscale 1.0 million square foot super-regional shopping center in California's affluent Thousand Oaks. The market's first Nordstrom department store is under construction. Construction of a first-to-market, 138,000 square foot Nordstrom department store, two-level open-air retail, dining and entertainment venue and new multi-level parking structure at The Oaks continues on schedule toward a phased completion beginning Fall 2008.

        In December 2007, the Company received full entitlements to proceed with plans for a redevelopment of Santa Monica Place. The regional center will be redeveloped as an open-air shopping and dining environment that will connect with the popular Third Street Promenade. The Santa Monica Place redevelopment has started and is moving forward with a projected Fall 2009 completion.

The Shopping Center Industry

  General

        There are several types of retail shopping centers, which are differentiated primarily based on size and marketing strategy. Regional shopping centers generally contain in excess of 400,000 square feet of GLA and are typically anchored by two or more department or large retail stores ("Anchors") and are referred to as "Regional Shopping Centers" or "Malls." Regional Shopping Centers also typically contain numerous diversified retail stores ("Mall Stores"), most of which are national or regional retailers typically located along corridors connecting the Anchors. Community Shopping Centers, also referred to as "strip centers" or "urban villages" or "specialty centers", are retail shopping centers that are designed to attract local or neighborhood customers and are typically anchored by one or more supermarkets, discount department stores and/or drug stores. Community Shopping Centers typically contain 100,000 square feet to 400,000 square feet of GLA. In addition, freestanding retail stores are located along the perimeter of the shopping centers ("Freestanding Stores"). Anchors, Mall and Freestanding Stores and other tenants typically contribute funds for the maintenance of the common areas, property taxes, insurance, advertising and other expenditures related to the operation of the shopping center.

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

        Acquisitions.    The Company focuses on well-located, quality regional shopping centers that are, or it believes can be, dominant in their trade area and have strong revenue enhancement potential. The Company subsequently seeks to improve operating performance and returns from these properties through leasing, management and redevelopment. Since its initial public offering, the Company has acquired interests in shopping centers nationwide. The Company believes that it is geographically well positioned to cultivate and maintain ongoing relationships with potential sellers and financial institutions and to act quickly when acquisition opportunities arise. (See "Recent Developments--Acquisitions and Dispositions").

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

        On a selective basis, the Company provides property management and leasing services for third parties. The Company currently manages four malls for third party owners on a fee basis. In addition, the Company manages four community centers for a related party.

        Redevelopment.    One of the major components of the Company's growth strategy is its ability to redevelop acquired properties. For this reason, the Company has built a staff of redevelopment professionals who have primary responsibility for identifying redevelopment opportunities that will result in enhanced long-term financial returns and market position for the Centers. The redevelopment professionals oversee the design and construction of the projects in addition to obtaining required governmental approvals. (See "Recent Developments--Redevelopment and Development Activity").

        Development.    The Company pursues ground-up development projects on a selective basis. The Company has supplemented its strong acquisition, operations and redevelopment skills with its ground-up development expertise to further increase growth opportunities. (See "Recent Developments--Redevelopment and Development Activity").

  The Centers

        As of December 31, 2007, the Centers consist of 74 Regional Shopping Centers and 20 Community Shopping Centers aggregating approximately 80.7 million square feet of GLA. The 74 Regional Shopping Centers in the Company's portfolio average approximately 991,000 square feet of GLA and range in size from 2.2 million square feet of GLA at Tysons Corner Center to 323,455 square feet of GLA at Panorama Mall. The Company's 20 Community Shopping Centers have an average of approximately 249,000 square feet of GLA. After giving effect to the Rochester Redemption and the acquisition of The Shops at North Bridge (See Recent Developments), the Centers presently include 318 Anchors totaling approximately 41.6 million square feet of GLA and approximately 9,200 Mall and Freestanding Stores totaling approximately 35.1 million square feet of GLA.

  Competition

        There are numerous owners and developers of real estate that compete with the Company in its trade areas. There are six other publicly traded mall companies and several large private mall companies, any of which under certain circumstances could compete against the Company for an acquisition, an Anchor or a tenant. In addition, private equity firms compete with the Company in terms of acquisitions. This results in competition for both acquisition of centers and for tenants or Anchors to occupy space. The existence of competing shopping centers could have a material adverse impact on the Company's ability to lease space and on the level of rent that can be achieved. There is also increasing competition from other retail formats and technologies, such as lifestyle centers, power centers, internet shopping and home shopping networks, factory outlet centers, discount shopping clubs and mail-order services that could adversely affect the Company's revenues.

        In making leasing decisions, the Company believes that retailers consider the following material factors relating to a center: quality, design and location, including consumer demographics; rental rates; type and quality of Anchors and retailers at the center; and management and operational experience and strategy of the center. The Company believes it is able to compete effectively for retail tenants in its local markets based on these criteria in light of the overall size, quality and diversity of its portfolio of Centers.

  Major Tenants

        The Centers derived approximately 95.1% of their total minimum rents for the year ended December 31, 2007 from Mall and Freestanding Stores. One tenant accounted for approximately 3.3%

of minimum rents of the Company, and no other single tenant accounted for more than 2.7% of minimum rents as of December 31, 2007.

        The following tenants (including their subsidiaries) represent the 10 largest tenants in the Company's portfolio (including joint ventures) based upon minimum rents in place as of December 31, 2007:

Tenant	Primary DBA's	Number of Locations in the Portfolio	% of Total Annual Minimum Rents as of December 31, 2007(1)
Mervyn's(2)	Mervyn's	45	3.3%
The Gap, Inc.	Gap, Banana Republic, Old Navy	103	2.7%
Limited Brands, Inc.	Victoria Secret, Bath and Body	146	2.3%
Foot Locker, Inc.	Footlocker, Champs Sports, Lady Footlocker	161	2.0%
AT&T Mobility, LLC(3)	AT&T Wireless, Cingular Wireless	33	1.5%
Abercrombie & Fitch Co.	Abercrombie & Fitch	71	1.5%
Luxottica Group S.P.A.	Lenscrafters, Sunglass Hut	150	1.2%
Zale Corporation	Zales, Piercing Pagoda, Gordon's Jewelers	120	1.2%
American Eagle Outfitters, Inc.	American Eagle Outfitters	57	1.0%
Signet Group	Kay Jewelers, Weisfield Jewelers	76	1.0%

(1)
The above table includes The Shops at North Bridge and excludes the Rochester Properties.

(2)
Fee simple and/or ground leasehold interests in thirty-nine Mervyn's stores were acquired on December 17, 2007.

(3)
Includes AT&T Mobility office headquarters located at Redmond Town Center.

  Mall and Freestanding Stores

        Mall and Freestanding Store leases generally provide for tenants to pay rent comprised of a base (or "minimum") rent and a percentage rent based on sales. In some cases, tenants pay only minimum rent, and in some cases, tenants pay only percentage rents. Historically, most leases for Mall and Freestanding Stores contain provisions that allow the Centers to recover their costs for maintenance of the common areas, property taxes, insurance, advertising and other expenditures related to the operations of the Center. Since January 2005, the Company generally began entering into leases which require tenants to pay a stated amount for such operating expenses, generally excluding property taxes, regardless of the expenses the Company actually incurs at any Center.

        Tenant space of 10,000 square feet and under in the portfolio at December 31, 2007 comprises 69.1% of all Mall and Freestanding Store space. The Company uses tenant spaces of 10,000 square feet and under for comparing rental rate activity. The Company believes that to include space over 10,000 square feet would provide a less meaningful comparison.

        When an existing lease expires, the Company is often able to enter into a new lease with a higher base rent component. The average base rent for new Mall and Freestanding Store leases at the consolidated Centers, 10,000 square feet and under, commencing during 2007 was $43.23 per square foot, or 26.4% higher than the average base rent for all Mall and Freestanding Stores at the consolidated Centers, 10,000 square feet and under, expiring during 2007 of $34.21 per square foot.

        The following table sets forth for the Centers, the average base rent per square foot of Mall and Freestanding GLA, for tenants 10,000 square feet and under, as of December 31 for each of the past three years:

For the Year Ended December 31,	Average Base Rent Per Square Foot(1)	Avg. Base Rent Per Sq. Ft. on Leases Commencing During the Year(2)	Avg. Base Rent Per Sq. Ft. on Leases Expiring During the Year(3)
Consolidated Centers:
2007	$38.49	$43.23	$34.21
2006	$37.55	$38.40	$31.92
2005	$34.23	$35.60	$30.71
Joint Venture Centers:
2007	$38.72	$47.12	$34.87
2006	$37.94	$41.43	$36.19
2005	$36.35	$39.08	$30.18

    (1)
    Average base rent per square foot is based on Mall and Freestanding Store GLA for spaces, 10,000 square feet and under occupied as of December 31 for each of the Centers owned by the Company. Leases for Tucson La Encantada and the expansion area of Queens Center were excluded for 2005. Leases for Promenade at Casa Grande, SanTan Village Power Center and SanTan Village Regional Center were excluded for 2007.

    (2)
    The average base rent per square foot on lease signings commencing during the year represents the actual rent to be paid on a per square foot basis during the first twelve months, for tenants 10,000 square feet and under. Lease signings for Tucson La Encantada and the expansion area of Queens Center were excluded for 2005. Leases for Promenade at Casa Grande, SanTan Village Power Center and SanTan Village Regional Center were excluded for 2007.

    (3)
    The average base rent per square foot on leases expiring during the year represents the final year minimum rent, on a cash basis, for all tenant leases 10,000 square feet and under expiring during the year. Leases for Tucson La Encantada and the expansion area of Queens Center were excluded for 2005. Leases for Promenade at Casa Grande, SanTan Village Power Center and SanTan Village Regional Center were excluded for 2007.

  Cost of Occupancy

        The Company's management believes that in order to maximize the Company's operating cash flow, the Centers' Mall Store tenants must be able to operate profitably. A major factor contributing to tenant profitability is cost of occupancy. The following table summarizes occupancy costs for Mall Store tenants in the Centers as a percentage of total Mall Store sales for the last three years:

	For Years ended December 31,
	2007	2006	2005
Consolidated Centers:
Minimum Rents	8.0%	8.1%	8.3%
Percentage Rents	0.4%	0.4%	0.5%
Expense Recoveries(1)	3.8%	3.7%	3.6%

	12.2%	12.2%	12.4%

Joint Venture Centers:
Minimum Rents	7.3%	7.2%	7.4%
Percentage Rents	0.5%	0.6%	0.5%
Expense Recoveries(1)	3.2%	3.1%	3.0%

	11.0%	10.9%	10.9%

    (1)
    Represents real estate tax and common area maintenance charges.

  Lease Expirations

        The following tables show scheduled lease expirations (for Centers owned as of December 31, 2007) of Mall and Freestanding Stores (10,000 square feet and under) for the next ten years, assuming that none of the tenants exercise renewal options:

Consolidated Centers:

Year Ending December 31,	Number of Leases Expiring	Approximate GLA of Leases Expiring(1)	% of Total Leased GLA Represented by Expiring Leases(1)	Ending Base Rent per Square Foot of Expiring Leases(1)
2008	486	992,151	12.87%	$35.14
2009	332	630,841	8.18%	$38.93
2010	419	808,960	10.49%	$41.24
2011	404	1,020,218	13.23%	$37.76
2012	291	773,163	10.03%	$37.20
2013	210	499,179	6.47%	$41.65
2014	241	562,547	7.30%	$49.88
2015	253	686,474	8.90%	$46.69
2016	258	685,204	8.89%	$40.56
2017	219	664,921	8.62%	$38.92

Joint Venture Centers (at pro rata share):

Year Ending December 31,	Number of Leases Expiring	Approximate GLA of Leases Expiring(1)	% of Total Leased GLA Represented by Expiring Leases(1)	Ending Base Rent per Square Foot of Expiring Leases(1)
2008	493	497,910	12.42%	$37.61
2009	393	428,120	10.68%	$37.97
2010	416	425,003	10.60%	$41.88
2011	369	434,833	10.85%	$38.88
2012	301	322,453	8.05%	$41.55
2013	225	262,946	6.56%	$43.02
2014	221	266,419	6.65%	$42.88
2015	232	291,919	7.28%	$43.73
2016	288	356,072	8.88%	$47.29
2017	236	352,911	8.81%	$42.64

    (1)
    The ending base rent per square foot on leases expiring during the period represents the final year minimum rent, on a cash basis, for all tenant leases 10,000 square feet and under expiring during the year. Currently, 53% of leases have provisions for future consumer price increases which are not reflected in ending base rent. Leases for Santa Monica Place, currently under redevelopment, have been excluded. The Rochester Properties are excluded and The Shops at North Bridge are included in the above tables.

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

        Anchors accounted for approximately 4.9% of the Company's total minimum rent for the year ended December 31, 2007.

        The following table identifies each Anchor, each parent company that owns multiple Anchors and the number of square feet owned or leased by each such Anchor or parent company in the Company's portfolio at December 31, 2007, giving effect to the Rochester Redemption and the acquisition of The Shops at North Bridge:

Name(1)	Number of Anchor Stores(1)	GLA Owned by Anchor(1)	GLA Leased by Anchor(1)	Total GLA Occupied by Anchor(1)
Macy's Inc.
Macy's(2)	54	6,046,168	2,920,001	8,966,169
Bloomingdale's	1	--	255,888	255,888

Total	55	6,046,168	3,175,889	9,222,057
Sears Holdings Corporation
Sears	48	4,462,305	2,079,671	6,541,976
Great Indoors, The	1	--	131,051	131,051
K-Mart	1	--	86,479	86,479

Total	50	4,462,305	2,297,201	6,759,506
J.C. Penney	45	2,351,211	3,664,424	6,015,635
Dillard's	26	3,574,852	918,235	4,493,087
Mervyn's(3)	45	233,282	3,365,571	3,598,853
Nordstrom(4)	13	699,127	1,526,369	2,225,496
Target(5)	13	1,125,041	564,279	1,689,320
The Bon-Ton Stores, Inc.
Younkers	6	--	609,177	609,177
Bon-Ton, The	1	--	71,222	71,222
Herberger's	4	188,000	214,573	402,573

Total	11	188,000	894,972	1,082,972
Gottschalks	7	332,638	553,242	885,880
Boscov's	3	--	476,067	476,067
Wal-Mart	3	371,527	100,709	472,236
Neiman Marcus	3	120,000	321,450	441,450
Lord & Taylor	3	120,635	199,372	320,007
Home Depot	3	120,530	274,402	394,932
Kohl's	3	165,279	114,359	279,638
Burlington Coat Factory	3	186,570	74,585	261,155
Dick's Sporting Goods(6)	3	--	257,241	257,241
Von Maur	3	186,686	59,563	246,249
Belk, Inc.
Belk	3	--	200,925	200,925
La Curacao	1	164,656	--	164,656
Barneys New York(7)	2	--	141,398	141,398
Lowe's	1	135,197	--	135,197
Best Buy	2	129,441	--	129,441
Saks Fifth Avenue	1	--	92,000	92,000
L.L. Bean	1	--	75,778	75,778
Sports Authority	1	--	52,250	52,250
Bealls	1	--	40,000	40,000
Richman Gordman 1/2 Price	1	--	60,000	60,000
Vacant(8)	12	--	1,426,844	1,426,844

Total	318	20,713,145	20,927,125	41,640,270

(1)
As a result of the Rochester Redemption on January 1, 2008, anchor tenants for the Rochester Properties are excluded from the above table. The Nordstrom anchor at The Shops at North Bridge acquired in January 2008 is included in the above table.

(2)
Macy's is scheduled to close their 300,196 square foot store at Valley View Center in March 2008.

(3)
This includes 39 Mervyn's stores acquired on December 17, 2007. Mervyn's is scheduled to open a 150,000 square foot store at Inland Center in Fall 2008.

(4)
Nordstrom is scheduled to open a 138,000 square foot store at The Oaks in 2009.

(5)
Target is scheduled to open a 180,000 square foot store at Pacific View in Spring 2008.

(6)
Dick's Sporting Goods is scheduled to open a 70,000 square foot store at Arrowhead Towne Center in Fall 2008 and a 90,000 square foot store at Washington Square in Spring 2008.

(7)
Barneys New York is scheduled to open a 60,000 square foot store at Scottsdale Fashion Square in 2009.

(8)
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

Insurance

        Each of the Centers has comprehensive liability, fire, extended coverage and rental loss insurance with insured limits customarily carried for similar properties. The Company does not insure certain types of losses (such as losses from wars), because they are either uninsurable or not economically insurable. In addition, while the Company or the relevant joint venture, as applicable, carries specific earthquake insurance on the Centers located in earthquake-prone zones, the policies are subject to a deductible equal to 5% of the total insured value of each Center, a $100,000 per occurrence minimum and a combined annual aggregate loss limit of $106.6 million on these Centers. While the Company or the relevant joint venture also carries terrorism insurance on the Centers, the policies are subject to a

$10,000 deductible and a combined annual aggregate loss of $800 million. Each Center has environmental insurance covering eligible third-party losses, remediation and non-owned disposal sites, subject to a $100,000 deductible and a $10 million three-year aggregate limit. Some environmental losses are not covered by this insurance because they are uninsurable or not economically insurable. Furthermore, the Company carries title insurance on substantially all of the Centers for less than their full value.

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

Employees

        As of December 31, 2007, the Company and the Management Companies employed 3,014 persons, including executive officers (11), personnel in the areas of acquisitions and business development (26), property management/marketing (489), leasing (200), redevelopment/development (81), financial services (281) and legal affairs (65). In addition, in an effort to minimize operating costs, the Company generally maintains its own security and guest services staff (1,842) and in some cases maintenance staff (19). Unions represent six of these employees. The Company primarily engages a third party to handle maintenance at the Centers. The Company believes that relations with its employees are good.

Available Information; Website Disclosure; Corporate Governance Documents

        The Company's corporate website address is www.macerich.com. The Company makes available free-of-charge through this website its reports on Forms 10-K, 10-Q and 8-K and all amendments thereto, as soon as reasonably practicable after the reports have been filed with, or furnished to, the Securities and Exchange Commission. These reports are available under the heading "Investing--SEC Filings", through a free hyperlink to a third-party service.

        The following documents relating to Corporate Governance are available on the Company's website at www.macerich.com under "Investing--Corporate Governance":

    Guidelines on Corporate Governance
    Code of Business Conduct and Ethics
    Code of Ethics for CEO and Senior Financial Officers
    Audit Committee Charter
    Compensation Committee Charter
    Executive Committee Charter
    Nominating and Corporate Governance Committee Charter

        You may also request copies of any of these documents by writing to:

    Attention: Corporate Secretary
    The Macerich Company
    401Wilshire Blvd., Suite 700
    Santa Monica, CA 90401

Certifications

        The Company submitted a Section 303A.12 (a) CEO Certification to the New York Stock Exchange last year. In addition, the Company filed with the Securities and Exchange Commission the CEO/CFO certification required under Section 302 of the Sarbanes-Oxley Act and it is included as Exhibit 31 hereto.

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

  •
  the national economic climate (including a recession);

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

        Income from shopping center properties and shopping center values are also affected by applicable laws and regulations, including tax, environmental, safety and zoning laws, and by interest rate levels and the availability and cost of financing. In addition, the number of prospective buyers interested in purchasing shopping centers is limited. Therefore, if we want to sell one or more of our Centers, we may not be able to dispose of it in the desired time period and may receive less consideration than we originally invested in the Center. Furthermore, real estate investments are relative illiquid. This characteristic tends to limit our ability to vary our portfolio promptly in response to changes in economic or other conditions.

Some of our Centers are geographically concentrated and, as a result, are sensitive to local economic and real estate conditions.

        A significant percentage of our Centers are located in California and Arizona and eight Centers in the aggregate are located in New York, New Jersey and Connecticut. To the extent that weak economic or real estate conditions, including as a result of the factors described in the preceding risk factor, or other factors affect California, Arizona, New York, New Jersey or Connecticut (or their respective regions) more severely than other areas of the country, our financial performance could be negatively impacted.

We are in a competitive business.

        There are numerous owners and developers of real estate that compete with us in our trade areas. There are six other publicly traded mall companies and several large private mall companies, any of which under certain circumstances could compete against us for an acquisition, an Anchor or a tenant. In addition, private equity firms compete with us in terms of acquisitions. This results in competition for both acquisition of centers and for tenants or Anchors to occupy space. The existence of competing shopping centers could have a material adverse impact on our ability to lease space and on the level of rents that can be achieved. There is also increasing competition from other retail formats and technologies, such as lifestyle centers, power centers, internet shopping and home shopping networks, factory outlet centers, discount shopping clubs and mail-order services that could adversely affect our revenues.

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

We have substantial debt that could affect our future operations.

        Our total outstanding loan indebtedness at December 31, 2007 was $7.6 billion (including $1.8 billion of our pro rata share of joint venture debt). As a result of this substantial indebtedness, we are required to use a material portion of our cash flow to service principal and interest on our debt, which limits the cash flow available for other business opportunities. In addition, we are subject to the risks normally associated with debt financing, including the risk that our cash flow from operations will be insufficient to meet required debt service and that rising interest rates could adversely affect our debt service costs. A majority of our Centers are mortgaged to secure payment of indebtedness, and if income from the Center is insufficient to pay that indebtedness, the Center could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value.

We depend on external financings for our growth and ongoing debt service requirements.

        We depend primarily on external financings, principally debt financings, to fund the growth of our business and to ensure that we can meet ongoing maturities of our outstanding debt. Our access to financing depends on the willingness of banks to lend to us and conditions in the capital markets in general. We cannot assure you that we will be able to obtain the financing we need for future growth or to meet our debt service as obligations mature, or that the financing available to us will be on acceptable terms.

Inflation may adversely affect our financial condition and results of operations.

        If inflation increases in the future, we may experience any or all of the following:

  •
  Difficulty in replacing or renewing expiring leases with new leases at higher rents;

  •
  Decreasing tenant sales as a result of decreased consumer spending which could adversely affect the ability of our tenants to meet their rent obligations and/or result in lower percentage rents; and

  •
  An inability to receive reimbursement from our tenants for their share of certain operating expenses, including common area maintenance, real estate taxes and insurance.

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

        The principals have guaranteed mortgage loans encumbering one of the Centers. As of December 31, 2007, the principals have guaranteed an aggregate principal amount of approximately $21.8 million. The existence of guarantees of these loans by the principals could result in the principals having interests that are inconsistent with the interests of our stockholders.

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

        In addition, some of our outside partners control the day-to-day operations of eight Joint Venture Centers (NorthPark Center, West Acres Center, Eastland Mall, Granite Run Mall, Lake Square Mall, NorthPark Mall, South Park Mall and Valley Mall). We, therefore, do not control cash distributions from these Centers, and the lack of cash distributions from these Centers could jeopardize our ability to maintain our qualification as a REIT. Furthermore, certain Joint Venture Centers have debt that could become recourse debt to us if the Joint Venture Center is unable to discharge such debt obligation.

Our holding company structure makes us dependent on distributions from the Operating Partnership.

        Because we conduct our operations through the Operating Partnership, our ability to service our debt obligations and pay dividends to our stockholders is strictly dependent upon the earnings and cash flows of the Operating Partnership and the ability of the Operating Partnership to make distributions to us. Under the Delaware Revised Uniform Limited Partnership Act, the Operating Partnership is prohibited from making any distribution to us to the extent that at the time of the distribution, after giving effect to the distribution, all liabilities of the Operating Partnership (other than some non-recourse liabilities and some liabilities to the partners) exceed the fair value of the assets of the Operating Partnership. An inability to make cash distributions from the Operating Partnership could jeopardize our ability to maintain qualification as a REIT.

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

        Each of our Centers has comprehensive liability, fire, extended coverage and rental loss insurance with insured limits customarily carried for similar properties. We do not insure certain types of losses (such as losses from wars), because they are either uninsurable or not economically insurable. In addition, while we or the relevant joint venture, as applicable, carry earthquake insurance on the Centers located in California, the policies are subject to a deductible equal to 5% of the total insured value of each Center, a $100,000 per occurrence minimum and a combined annual aggregate loss limit of $106.6 million on these Centers. While we or the relevant joint venture also carries terrorism insurance on the Centers, the policies are subject to a $10,000 deductible and a combined annual aggregate loss limit of $800 million. Each Center has environmental insurance covering eligible third-party losses, remediation and non-owned disposal sites, subject to a $100,000 deductible and a $10 million three-year aggregate limit. Some environmental losses are not covered by this insurance because they are uninsurable or not economically insurable. Furthermore, we carry title insurance on many of the Centers for less than their full value. If an uninsured loss or a loss in excess of insured limits occurs, the entity that owns the affected Center could lose its capital invested in the Center, as well as the anticipated future revenue from the Center, while remaining obligated for any mortgage indebtedness or other financial obligations related to the Center. An uninsured loss or loss in excess of insured limits may negatively impact our financial condition.

        As the general partner of the Operating Partnership and certain of the property partnerships, we are generally liable for any of its unsatisfied obligations other than non-recourse obligations.

An ownership limit and certain anti-takeover defenses could inhibit a change of control or reduce the value of our common stock.

        The Ownership Limit.    In order for us to maintain our qualification as a REIT, not more than 50% in value of our outstanding stock (after taking into account options to acquire stock) may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include some entities that would not ordinarily be considered "individuals") during the last half of a taxable year. Our Charter restricts ownership of more than 5% (the "Ownership Limit") of the lesser of the number or value of our outstanding shares of stock by any single stockholder or a group of stockholders (with limited exceptions for some holders of limited partnership interests in the Operating Partnership, and their respective families and affiliated entities, including all four principals). In addition to enhancing preservation of our status as a REIT, the Ownership Limit may:

  •
  have the effect of delaying, deferring or preventing a change in control of us or other transaction without the approval of our board of directors, even if the change in control or other transaction is in the best interest of our stockholders; and

  •
  limit the opportunity for our stockholders to receive a premium for their common stock or preferred stock that they might otherwise receive if an investor were attempting to acquire a block of stock in excess of the Ownership Limit or otherwise effect a change in control of us.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not Applicable

ITEM 2.    PROPERTIES

        The following table sets forth certain information regarding the Centers and other locations that are wholly-owned or partly owned by the Company:

Company's Ownership(1)	Name of Center/ Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Anchors	Sales Per Square Foot(4)
WHOLLY OWNED:
100%	Capitola Mall(5) Capitola, California	1977/1995	1988	586,653	196,936	92.7%	Gottschalks, Macy's, Mervyn's, Sears	$351
100%	Chandler Fashion Center Chandler, Arizona	2001/2002	--	1,325,450	640,290	97.6%	Dillard's, Macy's, Nordstrom, Sears	653
100%	Chesterfield Towne Center(6) Richmond, Virginia	1975/1994	2000	1,035,593	426,858	80.0%	Dillard's, Macy's, Sears, J.C. Penney	349
100%	Danbury Fair Mall(6) Danbury, Connecticut	1986/2005	1991	1,295,086	498,878	97.1%	J.C. Penney, Lord & Taylor, Macy's, Sears	589
100%	Deptford Mall Deptford, New Jersey	1975/2006	1990	1,033,224	336,782	97.3%	Boscov's, J.C. Penney, Macy's, Sears	521
100%	Fiesta Mall(7) Mesa, Arizona	1979/2004	2007	827,873	309,682	93.0%	Dillard's, Macy's, Sears	375
100%	Flagstaff Mall Flagstaff, Arizona	1979/2002	2007	343,599	139,587	92.6%	Dillard's, J.C. Penney, Sears	382
100%	FlatIron Crossing(6) Broomfield, Colorado	2000/2002	--	1,505,617	741,876	91.6%	Dillard's, Macy's, Nordstrom, Dick's Sporting Goods	472
100%	Freehold Raceway Mall Freehold, New Jersey	1990/2005	2007	1,654,364	862,740	96.5%	J.C. Penney, Lord & Taylor, Macy's, Nordstrom, Sears	520
100%	Fresno Fashion Fair Fresno, California	1970/1996	2006	955,807	394,926	99.2%	Gottschalks, J.C. Penney, Macy's (two)	545
100%	Great Northern Mall(6) Clay, New York	1988/2005	--	893,970	563,982	94.7%	Macy's, Sears	268
100%	Green Tree Mall Clarksville, Indiana	1968/1975	2005	797,126	291,541	77.7%	Dillard's, J.C. Penney, Sears, Burlington Coat Factory	411
100%	La Cumbre Plaza(5) Santa Barbara, California	1967/2004	1989	495,736	178,736	88.3%	Macy's, Sears	446
100%	Northgate Mall(5) San Rafael, California	1964/1986	1987	732,543	262,212	92.6%	Macy's, Mervyn's, Sears	397
100%	Northridge Mall Salinas, California	1972/2003	1994	892,859	355,879	98.5%	J.C. Penney, Macy's, Mervyn's, Sears	350
100%	Pacific View Ventura, California	1965/1996	2001	1,059,916	411,102	73.7%	J.C. Penney, Macy's, Sears, Target(8)	433
100%	Panorama Mall Panorama, California	1955/1979	2005	323,455	158,455	92.9%	Wal-Mart	358
100%	Paradise Valley Mall(6) Phoenix, Arizona	1979/2002	1990	1,222,507	417,079	92.1%	Dillard's, J.C. Penney, Macy's, Sears	368
100%	Prescott Gateway Prescott, Arizona	2002/2002	2004	589,025	344,837	89.8%	Dillard's, Sears, J.C. Penney	276
100%	Queens Center(5) Queens, New York	1973/1995	2004	961,559	406,792	97.7%	J.C. Penney, Macy's	845
100%	Rimrock Mall Billings, Montana	1978/1996	1999	605,759	294,089	87.6%	Dillard's (two), Herberger's, J.C. Penney	380
100%	Rotterdam Square Schenectady, New York	1980/2005	1990	582,939	273,164	89.8%	Macy's, K-Mart, Sears	260
100%	Salisbury, Centre at Salisbury, Maryland	1990/1995	2005	852,205	354,789	94.8%	Boscov's, J.C. Penney, Macy's, Sears	371
100%	Somersville Towne Center Antioch, California	1966/1986	2004	502,709	174,487	92.5%	Sears, Gottschalks, Mervyn's, Macy's	405
100%	South Plains Mall(5) Lubbock, Texas	1972/1998	1995	1,142,545	400,758	88.5%	Bealls, Dillard's (two), J.C. Penney, Mervyn's, Sears	370
100%	South Towne Center Sandy, Utah	1987/1997	1997	1,268,136	491,624	95.6%	Dillard's, J.C. Penney, Mervyn's, Target, Macy's	433
100%	Towne Mall Elizabethtown, Kentucky	1985/2005	1989	353,232	182,360	91.2%	J.C. Penney, Belk, Sears	298
100%	Twenty Ninth Street(5) Boulder, Colorado	1963/1979	2007	827,497	535,843	91.6%	Macy's, Home Depot	428
100%	Valley River Center Eugene, Oregon	1969/2006	2007	910,841	334,777	89.6%	Sports Authority, Gottschalks, Macy's, J.C. Penney	463

100%	Valley View Center Dallas, Texas	1973/1996	2004	1,635,449	577,552	95.9%	Dillard's, Macy's(9), J.C. Penney, Sears	$273
100%	Victor Valley, Mall of Victorville, California	1986/2004	2001	543,295	269,446	94.7%	Gottschalks, J.C. Penney, Mervyn's, Sears	480
100%	Vintage Faire Mall Modesto, California	1977/1996	2001	1,084,422	384,503	97.2%	Gottschalks, J.C. Penney, Macy's (two), Sears	562
100%	Westside Pavilion Los Angeles, California	1985/1998	2007	739,746	381,618	95.8%	Nordstrom, Macy's	481
100%	Wilton Mall at Saratoga(6) Saratoga Springs, New York	1990/2005	1998	745,267	457,201	96.0%	The Bon-Ton, J.C. Penney, Sears	325

	Total/Average Wholly Owned			30,326,004	13,051,381	92.7%		$453

JOINT VENTURES (VARIOUS PARTNERS):
33.3%	Arrowhead Towne Center Glendale, Arizona	1993/2002	2004	1,204,862	396,448	98.5%	Dick's Sporting Goods(10), Dillard's, Macy's, J.C. Penney, Sears, Mervyn's	$611
50%	Biltmore Fashion Park Phoenix, Arizona	1963/2003	2006	608,934	303,934	78.4%	Macy's, Saks Fifth Avenue	821
50%	Broadway Plaza(5) Walnut Creek, California	1951/1985	1994	697,981	252,484	97.8%	Macy's (two), Nordstrom	768
50.1%	Corte Madera, Village at Corte Madera, California	1985/1998	2005	439,573	221,573	90.4%	Macy's, Nordstrom	875
50%	Desert Sky Mall Phoenix, Arizona	1981/2002	2007	893,457	282,962	93.6%	Sears, Dillard's, Burlington Coat Factory, Mervyn's, La Curacao	323
50%	Inland Center(5) San Bernardino, California	1966/2004	2004	987,872	204,198	95.0%	Macy's, Sears, Gottschalks, Mervyn's(11)	463
15%	Metrocenter Mall(5) Phoenix, Arizona	1973/2005	2006	1,122,959	595,710	90.2%	Dillard's, Macy's, Sears	345
50%	NorthPark Center(5) Dallas, Texas	1965/2004	2005	1,963,326	911,006	96.8%	Dillard's, Macy's, Neiman Marcus, Nordstrom, Barneys New York	694
50%	Ridgmar Fort Worth, Texas	1976/2005	2000	1,277,280	403,307	82.0%	Dillard's, Macy's, J.C. Penney, Neiman Marcus, Sears	323
50%	Scottsdale Fashion Square(12) Scottsdale, Arizona	1961/2002	2007	1,840,182	857,902	94.1%	Barneys New York(13) Dillard's, Macy's Nordstrom, Neiman Marcus	736
33.3%	Superstition Springs Center(5) Mesa, Arizona	1990/2002	2002	1,285,839	439,300	98.7%	Burlington Coat Factory, Dillard's, Macy's, J.C. Penney, Sears, Mervyn's, Best Buy	425
50%	Tysons Corner Center(5) McLean, Virginia	1990/2005	2005	2,198,039	1,309,797	98.8%	Bloomingdale's, Macy's, L.L. Bean, Lord & Taylor, Nordstrom	721
19%	West Acres Fargo, North Dakota	1972/1986	2001	970,707	418,152	99.2%	Macy's, Herberger's, J.C. Penney, Sears	475

	Total/Average Joint Ventures (Various Partners)			15,491,011	6,596,773	94.5%		596

PACIFIC PREMIER RETAIL TRUST PROPERTIES:
51%	Cascade Mall Burlington, Washington	1989/1999	1998	587,174	262,938	90.7%	Macy's (two), J.C. Penney, Sears, Target	355
51%	Kitsap Mall(5) Silverdale, Washington	1985/1999	1997	846,940	386,957	95.0%	Macy's, J.C. Penney, Kohl's, Sears	407
51%	Lakewood Mall(5)(6) Lakewood, California	1953/1975	2001	2,088,228	980,244	96.0%	Home Depot, Target, J.C. Penney, Macy's, Mervyn's	441
51%	Los Cerritos Center(6) Cerritos, California	1971/1999	1998	1,290,420	489,139	95.0%	Macy's, Mervyn's, Nordstrom, Sears	553
51%	Redmond Town Center(5)(12) Redmond, Washington	1997/1999	2000	1,283,683	1,173,683	97.6%	Macy's	382
51%	Stonewood Mall(5) Downey, California	1953/1997	1991	930,655	359,908	97.8%	J.C. Penney, Mervyn's, Macy's, Sears	449

51%	Washington Square Portland, Oregon	1974/1999	2005	1,455,317	520,290	88.1%	J.C. Penney, Macy's, Dick's Sporting Goods(10), Nordstrom, Sears	$709

	Total/Average Pacific Premier Retail Trust Properties			8,482,417	4,173,159	95.1%		$485

SDG MACERICH PROPERTIES, L.P. PROPERTIES:
50%	Eastland Mall(5) Evansville, Indiana	1978/1998	1996	1,040,025	550,881	94.9%	Dillard's, J.C. Penney, Macy's	$371
50%	Empire Mall(5) Sioux Falls, South Dakota	1975/1998	2000	1,363,110	617,588	96.1%	Macy's, J.C. Penney, Richman-Gordmans 1/2 Price, Kohl's, Sears, Target, Younkers	390
50%	Granite Run Mall Media, Pennsylvania	1974/1998	1993	1,036,166	535,357	90.1%	Boscov's, J.C. Penney, Sears	287
50%	Lake Square Mall Leesburg, Florida	1980/1998	1995	553,019	256,982	79.1%	Belk, J.C. Penney, Sears, Target	276
50%	Lindale Mall Cedar Rapids, Iowa	1963/1998	1997	688,394	382,831	90.3%	Sears, Von Maur, Younkers	318
50%	Mesa Mall Grand Junction, Colorado	1980/1998	2003	836,721	395,513	94.0%	Herberger's, J.C. Penney, Mervyn's, Sears, Target	433
50%	NorthPark Mall Davenport, Iowa	1973/1998	2001	1,073,035	422,579	86.7%	J.C. Penney, Dillard's, Sears, Von Maur, Younkers	271
50%	Rushmore Mall Rapid City, South Dakota	1978/1998	1992	832,582	427,922	94.2%	Herberger's, J.C. Penney, Sears, Target	361
50%	Southern Hills Mall Sioux City, Iowa	1980/1998	2003	798,856	485,279	91.0%	Sears, Younkers, J.C. Penney	309
50%	SouthPark Mall Moline, Illinois	1974/1998	1990	1,024,004	445,948	83.8%	J.C. Penney, Sears, Younkers, Von Maur, Dillard's	222
50%	SouthRidge Mall Des Moines, Iowa	1975/1998	1998	869,390	480,638	83.1%	Sears, Younkers, J.C. Penney, Target	182
50%	Valley Mall(6) Harrisonburg, Virginia	1978/1998	1992	505,792	190,714	87.2%	Belk, J.C. Penney, Target	270

	Total/Average SDG Macerich Properties, L.P. Properties			10,621,094	5,192,232	89.9%		$317

	Total/Average Joint Ventures			34,594,522	15,962,164	93.2%		$483

	Total/Average before Community Centers			64,920,526	29,013,545	93.0%		$469

COMMUNITY / SPECIALTY CENTERS:
100%	Borgata, The Scottsdale, Arizona	1981/2002	2006	93,628	93,628	83.2%	--	$501
50%	Boulevard Shops Chandler, Arizona	2001/2002	2004	180,823	180,823	100.0%	--	421
75%	Camelback Colonnade Phoenix, Arizona	1961/2002	1994	624,101	544,101	99.7%	Mervyn's	330
100%	Carmel Plaza Carmel, California	1974/1998	2006	111,150	111,150	81.5%	--	551
50%	Chandler Festival Chandler, Arizona	2001/2002	--	503,735	368,538	98.6%	Lowe's	287
50%	Chandler Gateway Chandler, Arizona	2001/2002	--	255,289	124,238	100.0%	The Great Indoors	396
50%	Chandler Village Center Chandler, Arizona	2004/2002	2006	273,418	130,285	100.0%	Target	212
100%	Flagstaff Mall, The Marketplace at Flagstaff, Arizona	2007/--	2007	267,538	147,008	100.0%	Home Depot	N/A
100%	Hilton Village(5)(12) Scottsdale, Arizona	1982/2002	--	96,546	96,546	97.1%	--	500
24.5%	Kierland Commons Scottsdale, Arizona	1999/2005	2003	435,022	435,022	100.0%	--	755
100%	Paradise Village Office Park II Phoenix, Arizona	1982/2002	--	46,834	46,834	97.2%	--	N/A
34.9%	SanTan Village Power Center Gilbert, Arizona	2004/2004	2007	491,037	284,510	100.0%	Wal-Mart	268

100%	Tucson La Encantada Tucson, Arizona	2002/2002	2005	250,624	250,624	89.5%	--	$672
100%	Village Center Phoenix, Arizona	1985/2002	--	170,801	59,055	100.0%	Target	325
100%	Village Crossroads Phoenix, Arizona	1993/2002	--	185,186	84,477	91.6%	Wal-Mart	286
100%	Village Fair Phoenix, Arizona	1989/2002	--	271,417	207,817	97.1%	Best Buy	235
100%	Village Plaza Phoenix, Arizona	1978/2002	--	79,754	79,754	96.8%	--	314
100%	Village Square I Phoenix, Arizona	1978/2002	--	21,606	21,606	100.0%	--	185
100%	Village Square II(5) Phoenix, Arizona	1978/2002	--	146,193	70,393	96.4%	Mervyn's	210

	Total/Average Community / Specialty Centers			4,504,702	3,336,409	97.2%		464

	Total before major development and redevelopment properties and other assets			69,425,228	32,349,954	93.4%		468

MAJOR DEVELOPMENT AND REDEVELOPMENT PROPERTIES:
51.3%	Promenade at Casa Grande(14) Casa Grande, Arizona	2007/--	2007 ongoing	827,726	389,976	(15)	Dillard's, J.C. Penney, Kohl's, Target	N/A
84.7%	SanTan Village Regional Center(16) Gilbert, Arizona	2007/--	2007 ongoing	788,510	588,510	(15)	Dillard's	N/A
100%	Santa Monica Place(6)(17) Santa Monica, California	1980/1999	1990	556,933	273,683	(15)	Macy's,	N/A
100%	Shoppingtown Mall(6) Dewitt, New York	1954/2005	2000	1,002,084	519,384	(15)	J.C. Penney, Macy's, Sears	N/A
100%	The Oaks(6) Thousand Oaks, California	1978/2002	1993	1,047,095	344,020	(15)	J.C. Penney, Macy's (two), Nordstrom(18)	N/A

	Total Major Development and Redevelopment Properties			4,222,348	2,115,573

OTHER ASSETS:
100%	Mervyn's(19)	Various/2007		2,198,221	--	--	--	N/A
100%	Paradise Village Investment Co. ground leases	Various/2002		165,968	165,968	80.9%	--	N/A
30%	Wilshire Building	1978/2007		40,000	40,000	100.0%	--	N/A

	Total Other Assets			2,404,189	205,968			N/A

	Total before Rochester Properties			76,051,765	34,671,495

ROCHESTER PROPERTIES(20):
100%	Eastview Mall Victor, New York	1971/2005	2003	1,686,690	789,608	N/A	The Bon-Ton, Home Depot, J.C. Penney, Macy's, Lord & Taylor, Sears, Target	N/A
100%	Greece Ridge Center Greece, New York	1967/2005	1993	1,474,093	847,009	N/A	Burlington Coat Factory, The Bon-Ton, J.C. Penney, Macy's, Sears	N/A
37.5%	Marketplace Mall, The(5) Henrietta, New York	1982/2005	1993	1,019,092	504,500	N/A	The Bon-Ton, J.C. Penney, Macy's, Sears	N/A
63.6%	Pittsford Plaza Pittsford, New York	1965/2005	1982	476,167	389,717	N/A	—	N/A

	Total Rochester Properties			4,656,042	2,530,834

	Grand Total at December 31, 2007			80,707,807	37,202,329

	January 2008 Acquisition
50%	North Bridge, The Shops at(5)(12)(21) Chicago, Illinois	1998/2008	--	680,933	420,933	98.5%	Nordstrom	$843

	Post Rochester Redemption and Acquisition of The Shops at North Bridge			76,732,698	35,092,428	93.5%		$471	(22)

(1)
The Company's ownership interest in this table reflects its legal ownership interest but may not reflect its economic interest since each joint venture has various agreements regarding cash flow, profits and losses, allocations, capital requirements and other matters.

(2)
With respect to 73 Centers, the underlying land controlled by the Company is owned in fee entirely by the Company, or, in the case of jointly-owned Centers, by the joint venture property partnership or limited liability company. With respect to the remaining Centers, the underlying land controlled by the Company is owned by third parties and leased to the Company, the property partnership or the limited liability company pursuant to long-term ground leases. Under the terms of a typical ground lease, the Company, the property partnership or the limited liability company pays rent for the use of the land and is generally responsible for all costs and expenses associated with the building and improvements. In some cases, the Company, the property partnership or the limited liability company has an option or right of first refusal to purchase the land. The termination dates of the ground leases range from 2013 to 2132.

(3)
Includes GLA attributable to Anchors (whether owned or non-owned) and Mall and Freestanding Stores as of December 31, 2007.

(4)
Sales are based on reports by retailers leasing Mall and Freestanding Stores for the twelve months ended November 30, 2007 for tenants which have occupied such stores for a minimum of 12 months. Sales per square foot are based on tenants 10,000 square feet and under, excluding theaters.

(5)
Portions of the land on which the Center is situated are subject to one or more ground leases.

(6)
These properties have a vacant Anchor location. The Company is contemplating various replacement tenant and/or redevelopment opportunities for these vacant sites.

(7)
The former Macy's at Fiesta Mall was demolished in November 2007. The mall will begin construction on a new Dick's Sporting Goods and a new Best Buy both to open in Spring 2009.

(8)
Target is scheduled to open a 180,000 square foot store at Pacific View in Spring 2008.

(9)
Macy's is scheduled to close their 300,196 square foot store at Valley View Center in March 2008.

(10)
Dick's Sporting Goods is scheduled to open a 70,000 square foot store at Arrowhead Towne Center in Fall 2008 and a 90,000 square foot store at Washington Square in Spring 2008.

(11)
Mervyn's is scheduled to open a 150,000 square foot store at Inland Center in Fall 2008.

(12)
The office portion of this mixed-use development does not have retail sales.

(13)
Barneys New York is scheduled to open a 60,000 square foot store at Scottsdale Fashion Square in 2009.

(14)
The Promenade at Casa Grande opened in November 2007. The Center will continue to go through further development throughout 2008.

(15)
Tenant spaces have been intentionally held off the market and remain vacant because of major development or redevelopment plans. As a result, the Company believes the percentage of mall and freestanding GLA leased and the sales per square foot at these major redevelopment properties is not meaningful data.

(16)
SanTan Village Regional Center opened in October 2007. The Center will continue to go through further development throughout 2008.

(17)
Santa Monica Place closed for redevelopment in January 2008. The Macy's will remain open during the redevelopment.

(18)
Nordstrom is scheduled to open a 138,000 square foot store at The Oaks in 2009.

(19)
The Company acquired 39 Mervyn's stores on December 17, 2007. 27 of these Mervyn's stores are located at Centers not owned or managed by the Company. With respect to 20 of these 27 stores, the underlying land controlled by the Company is owned in fee entirely by the Company. With respect to the remaining seven stores, the underlying land controlled by the Company is owned by third parties and leased to the Company pursuant to long-term ground leases. Under the terms of a typical ground lease, the Company pays rent for the use of the land and is generally responsible for all costs and expenses associated with the building and improvements. In some cases, the Company has an option or right to first refusal to purchase the land. The termination dates of the ground leases range from 2036 to 2057.

(20)
On January 1, 2008, these properties were exchanged as part of the Rochester Redemption.

(21)
The Shops at North Bridge was acquired on January 10, 2008.

(22)
Sales per square foot was $472 after giving effect to the Rochester Redemption, but including The Shops at North Bridge and excluding the Community/Specialty Centers.

Mortgage Debt

        The following table sets forth certain information regarding the mortgages encumbering the Centers, including those Centers in which the Company has less than a 100% interest. The information set forth below is as of December 31, 2007 (dollars in thousands):

Property Pledged as Collateral	Fixed or Floating	Annual Interest Rate	Carrying Amount(1)	Annual Debt Service	Maturity Date	Balance Due on Maturity	Earliest Date Notes Can Be Defeased or Be Prepaid
Consolidated Centers:
Capitola Mall(2)	Fixed	7.13%	$39,310	$4,558	5/15/11	$32,724	Any Time
Carmel Plaza	Fixed	8.18%	26,253	2,421	5/1/09	25,642	Any Time
Chandler Fashion Center	Fixed	5.52%	169,789	12,514	11/1/12	152,097	Any Time
Chesterfield Towne Center(3)	Fixed	9.07%	55,702	6,580	1/1/24	1,087	Any Time
Danbury Fair Mall	Fixed	4.64%	176,457	14,698	2/1/11	155,173	Any Time
Deptford Mall(4)	Fixed	5.41%	172,500	9,382	1/15/13	172,500	8/1/09
Eastview Commons(5)	Fixed	5.46%	8,814	792	9/30/10	7,942	Any Time
Eastview Mall(5)	Fixed	5.10%	101,007	7,107	1/18/14	87,927	Any Time
Fiesta Mall	Fixed	4.98%	84,000	4,152	1/1/15	84,000	Any Time
Flagstaff Mall	Fixed	5.03%	37,000	1,863	11/1/15	37,000	Any Time
FlatIron Crossing	Fixed	5.26%	187,736	13,223	12/1/13	164,187	Any Time
Freehold Raceway Mall	Fixed	4.68%	177,686	14,208	7/7/11	155,678	Any Time
Fresno Fashion Fair	Fixed	6.52%	63,590	5,244	8/10/08	62,974	Any Time
Great Northern Mall	Fixed	5.19%	40,285	2,685	12/1/13	35,566	Any Time
Greece Ridge Center(5)(6)	Floating	5.97%	72,000	4,298	11/6/08	72,000	Any Time
Hilton Village(7)	Fixed	5.27%	8,530	448	2/1/12	8,600	5/8/09
La Cumbre Plaza(8)	Floating	6.48%	30,000	1,944	8/9/08	30,000	Any Time
Marketplace Mall(5)	Fixed	5.30%	39,345	3,204	12/10/17	24,353	Any Time
Northridge Mall	Fixed	4.94%	81,121	5,438	7/1/09	70,991	Any Time
Pacific View	Fixed	7.23%	88,857	7,780	8/31/11	83,045	Any Time
Panorama Mall(9)	Floating	6.00%	50,000	2,999	2/28/10	50,000	Any Time
Paradise Valley Mall	Fixed	5.89%	21,231	2,193	5/1/09	19,863	Any Time
Pittsford Plaza(5)	Fixed	5.02%	24,596	1,914	1/1/13	20,673	Any Time
Pittsford Plaza(5)(10)	Fixed	6.52%	9,148	596	1/1/13	9,148	Any Time
Prescott Gateway	Fixed	5.86%	60,000	3,468	12/1/11	60,000	12/21/08
Promenade at Casa Grande(11)	Floating	6.35%	79,964	5,078	8/16/09	79,964	Any Time
Queens Center	Fixed	7.10%	90,519	7,595	3/1/09	88,651	Any Time
Queens Center(12)	Fixed	7.00%	217,077	18,013	3/31/13	204,203	2/19/08
Rimrock Mall	Fixed	7.56%	42,828	3,841	10/1/11	40,025	Any Time
Salisbury, Center at	Fixed	5.83%	115,000	6,659	5/1/16	115,000	6/29/08
Santa Monica Place	Fixed	7.79%	79,014	7,272	11/1/10	75,544	Any Time
Shoppingtown Mall	Fixed	5.01%	44,645	3,828	5/11/11	38,968	Any Time
South Plains Mall	Fixed	8.29%	58,732	5,448	3/1/09	57,557	Any Time
South Towne Center	Fixed	6.66%	64,000	4,289	10/10/08	64,000	Any Time
Towne Mall	Fixed	4.99%	14,838	1,206	11/1/12	12,316	Any Time
Tucson La Encantada(2)(13)	Fixed	5.84%	78,000	4,555	6/1/12	78,000	Any Time
Twenty Ninth Street(14)	Floating	5.93%	110,558	6,556	6/5/09	110,558	Any Time
Valley River Center(15)	Fixed	5.60%	120,000	6,720	2/1/16	120,000	2/1/09
Valley View Center	Fixed	5.81%	125,000	7,247	1/1/11	125,000	3/14/08
Victor Valley, Mall of	Fixed	4.60%	51,211	3,645	3/1/08	50,850	Any Time
Village Fair North	Fixed	5.89%	10,880	983	7/15/08	10,710	Any Time
Vintage Faire Mall	Fixed	7.91%	64,386	6,099	9/1/10	61,372	Any Time
Westside Pavilion	Fixed	6.74%	92,037	7,538	7/1/08	91,133	Any Time
Wilton Mall	Fixed	4.79%	44,624	4,183	11/1/09	40,838	Any Time

			$3,328,270

Joint Venture Centers (at Company's Pro Rata Share):
Arrowhead Towne Center (33.3%)	Fixed	6.38%	$26,567	$2,240	10/1/11	$24,256	Any Time
Biltmore Fashion Park (50%)	Fixed	4.70%	38,201	2,433	7/10/09	34,972	Any Time
Boulevard Shops (50%)(16)	Floating	5.93%	10,700	635	12/17/10	10,700	Any Time
Broadway Plaza (50%)(2)	Fixed	6.68%	29,963	3,089	8/1/08	29,315	Any Time
Camelback Colonnade (75%)(17)	Floating	5.79%	31,125	1,802	10/9/08	31,125	Any Time
Cascade (51%)	Fixed	5.27%	20,110	1,362	7/1/10	19,221	Any Time
Chandler Festival (50%)	Fixed	4.37%	14,865	958	10/1/08	14,583	Any Time
Chandler Gateway (50%)	Fixed	5.19%	9,389	658	10/1/08	9,223	Any Time
Chandler Village Center (50%)(18)	Floating	6.14%	8,643	531	1/15/11	8,643	Any Time
Corte Madera, The Village at (50.1%)	Fixed	7.75%	32,653	3,095	11/1/09	31,534	Any Time
Desert Sky Mall (50%)(19)	Floating	6.13%	25,750	1,578	3/6/08	25,750	10/26/08
Eastland Mall (50%)	Fixed	5.80%	84,000	4,836	6/1/16	84,000	6/22/08
Empire Mall (50%)	Fixed	5.81%	88,150	5,104	6/1/16	88,150	11/29/08
Granite Run (50%)	Fixed	5.84%	59,906	4,311	6/1/16	51,504	6/7/08
Inland Center (50%)	Fixed	4.69%	27,000	1,270	2/11/09	27,000	Any Time
Kierland Greenway (24.5%)	Fixed	6.01%	15,846	1,144	1/1/13	13,679	Any Time
Kierland Main Street (24.5%)	Fixed	4.99%	3,808	251	1/2/13	3,502	Any Time
Kierland Tower Lofts (15%)(20)	Floating	6.63%	6,659	441	12/14/08	6,659	Any Time
Kitsap Mall/Place (51%)	Fixed	8.14%	29,209	2,755	6/1/10	28,143	Any Time
Lakewood Mall (51%)	Fixed	5.43%	127,500	6,995	6/1/15	127,500	Any Time
Los Cerritos Center (51%)(21)	Floating	5.92%	66,300	3,926	7/1/11	66,300	Any Time
Mesa Mall (50%)	Fixed	5.82%	43,625	2,526	6/1/16	43,625	8/29/08
Metrocenter Mall (15%)(22)	Fixed	5.34%	16,800	806	2/9/09	16,800	Any Time
Metrocenter Mall (15%)(23)	Floating	8.54%	3,240	277	2/9/09	3,240	Any Time
NorthPark Center (50%)(24)	Fixed	5.95%	93,504	7,133	5/10/12	82,181	Any Time
NorthPark Center (50%)(24)	Fixed	8.33%	41,656	3,996	5/10/12	38,919	Any Time
NorthPark Land (50%)	Fixed	8.33%	40,236	3,858	5/10/12	33,633	Any Time
NorthPark Land (50%)(25)	Floating	8.25%	3,500	289	8/30/08	3,500	Any Time
Redmond Office (51%)(2)	Fixed	6.77%	33,690	4,443	7/10/09	30,285	Any Time
Redmond Retail (51%)	Fixed	4.81%	36,789	2,025	8/1/09	27,164	Any Time
Ridgmar (50%)	Fixed	6.11%	28,700	1,800	4/11/10	28,700	Any Time
Rushmore (50%)	Fixed	5.82%	47,000	2,721	6/1/16	47,000	8/2/08
SanTan Village Power Center (34.9%)	Fixed	5.33%	15,705	837	2/1/12	15,705	Any Time
Scottsdale Fashion Square (50%)(26)	Fixed	5.66%	275,000	15,563	7/8/13	275,000	10/30/09
Southern Hills (50%)	Fixed	5.82%	50,750	2,938	6/1/16	50,750	8/2/08
Stonewood Mall (51%)	Fixed	7.44%	37,735	3,298	12/11/10	36,244	Any Time
Superstition Springs Center (33.3%)(27)	Floating	5.37%	22,498	1,208	9/9/08	22,498	3/9/08
Tysons Corner Center (50%)	Fixed	4.78%	168,955	11,232	2/17/14	147,595	Any Time
Valley Mall (50%)	Fixed	5.85%	23,302	1,678	6/1/16	20,046	6/22/08
Washington Square (51%)	Fixed	6.72%	49,932	5,051	2/1/09	48,021	Any Time
Washington Square (51%)(28)	Floating	7.23%	16,547	1,196	2/1/09	16,547	Any Time
West Acres (19%)	Fixed	6.41%	13,039	850	10/1/16	5,684	Any Time
Wilshire Blvd. (30%)(29)	Fixed	6.35%	1,864	118	1/1/33	42	1/1/08

			$1,820,411

(1)
The mortgage notes payable balances include the unamortized debt premiums (discounts). Debt premiums (discounts) represent the excess (deficiency) of the fair value of debt over the principal value of debt assumed in various acquisitions. The debt premiums (discounts) are being amortized into interest expense over the term of the related debt, in a manner which approximates the effective interest method. The annual interest rate in the above tables represents the effective interest rate, including the debt premiums (discounts) and loan finance costs.

  The debt premiums (discounts) as of December 31, 2007 consisted of the following (dollars in thousands):

  Consolidated Centers

Property Pledged as Collateral
Danbury Fair Mall	$13,405
Eastview Commons	573
Eastview Mall	1,736
Freehold Raceway Mall	12,373
Great Northern Mall	(164)
Hilton Village	(70)
Marketplace Mall	1,650
Paradise Valley Mall	392
Pittsford Plaza	857
Shoppingtown Mall	3,731
Towne Mall	464
Victor Valley, Mall of	54
Village Fair North	49
Wilton Mall	2,729

$37,779

   Joint Venture Centers (at Company's Pro Rata Share)

Property Pledged as Collateral
Arrowhead Towne Center	$413
Biltmore Fashion Park	1,559
Kierland Greenway	732
Tysons Corner Center	3,468
Wilshire Blvd.	(131)

$6,041

(2)
Northwestern Mutual Life ("NML") is the lender of this loan. The funds advanced by NML are considered a related party as they are a joint venture partner with the Company in Broadway Plaza.

(3)
In addition to monthly principal and interest payments, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property's gross receipts exceeds a base amount. Contingent interest expense recognized by the Company was $571 for the year ended December 31, 2007.

(4)
On May 23, 2007, the Company borrowed an additional $72,500 under the loan agreement at a fixed rate of 5.38%. The total interest rate at December 31, 2007 was 5.41%.

(5)
On January 1, 2008, these loans were transferred in connection with the Rochester Redemption. (See Note 25--Subsequent Events in the Company's Consolidated Financial Statements included herein).

(6)
The floating rate loan bears interest at LIBOR plus 0.65%. The Company has stepped interest rate cap agreements over the term of the loan that effectively prevent LIBOR from exceeding 7.95%. In November 2007, the loan was extended until November 6, 2008. At December 31, 2007, the total interest rate was 5.97%.

(7)
On September 5, 2007, the Company purchased the remaining 50% outside ownership interests in the property. The property has a loan that bears interest at a fixed rate of 5.27% and matures on February 1, 2012.

(8)
The floating rate loan bears interest at LIBOR plus 0.88%. In July 2007, the Company extended the maturity to August 9, 2008, and has an option to extend the maturity for an additional year. The Company has an interest rate cap agreement over the loan term which effectively prevents LIBOR from exceeding 7.12%. At December 31, 2007, the total interest rate was 6.48%.

(9)
The floating rate loan bears interest at LIBOR plus 0.85% and matures in February 2010. There is an interest rate cap agreement on this loan which effectively prevents LIBOR from exceeding 6.65%. At December 31, 2007, the total interest rate was 6.00%.

(10)
On July 3, 2007, the Company placed a construction loan on the property that provides for borrowings of up to $15,000, bears interest at a fixed rate of 6.52% and matures on January 1, 2013.

(11)
The construction loan allows for total borrowings of up to $110,000, and bears interest at LIBOR plus a spread of 1.20% to 1.40% depending on certain conditions. The loan matures in August 2009, with two one-year extension options. At December 31, 2007, the total interest rate was 6.35%.

(12)
NML is the lender for 50% of the loan. The funds advanced by NML are considered related party debt as they are a joint venture partner with the Company in Broadway Plaza.

(13)
On March 23, 2007, the Company paid off the $51,000 interest only loan on the property. On May 15, 2007, the Company placed a new $78,000 loan on the property that bears interest at a fixed rate of 5.84% and matures on June 1, 2012.

(14)
The construction loan allows for total borrowings of up to $115,000, and bears interest at LIBOR plus a spread of .80%. The loan matures in June 2009, with a one-year extension option. At December 31, 2007, the total interest rate was 5.93%.

(15)
On January 23, 2007, the Company exercised an earn-out provision under the loan agreement and borrowed an additional $20,000 at a fixed rate of 5.64%. The total interest rate at December 31, 2007 was 5.60%.

(16)
Effective December 17, 2007, the existing loan agreement was amended to reduce the interest rate from LIBOR plus 1.25% to LIBOR plus .90% and to extend the maturity date to December 17, 2010. At December 31, 2007, the total interest rate was 5.93%.

(17)
This loan bears interest at LIBOR plus 0.69%, matures on October 9, 2008, and has two one-year extension options. The loan is covered by an interest rate cap agreement over the term which effectively prevents LIBOR from exceeding 8.54%. At December 31, 2007, the total interest rate was 5.79%.

(18)
Effective December 19, 2007, the existing loan agreement was amended to reduce the interest rate from LIBOR plus 1.65% to LIBOR plus 1.00% and to extend the maturity to January 15, 2011. At December 31, 2007, the total interest rate was 6.14%.

(19)
This loan bears interest at LIBOR plus 1.10%, matures in March 2008, and has three one-year extension options. The loan is covered by an interest rate cap agreement over the term which effectively prevents LIBOR from exceeding 7.65%. At December 31, 2007, the total interest rate was 6.13%.

(20)
This represents a construction loan not to exceed $49,472 and bears interest at LIBOR plus 1.75%. At December 31, 2007, the total interest rate was 6.63%.

(21)
This loan bears interest at LIBOR plus 0.55% and matures on July 1, 2011. The loan provides for additional borrowings of up to $70,000 until May 20, 2010 at a rate of LIBOR plus 0.90%. At December 31, 2007, the total interest rate was 5.92%.

(22)
This loan bears interest at LIBOR plus 0.94% and was set to mature on February 9, 2008 and had two one-year extension options. On February 9, 2008, the joint venture exercised one of the options and extended the loan to February 9, 2009. The joint venture entered into an interest rate swap agreement for $112.0 million to convert this loan from floating rate debt to fixed rate debt of 3.86%, which effectively limits the interest rate on this loan to 4.80% through February 15, 2008. In connection with the loan extension, the joint venture entered into an interest rate swap agreement for $133.6 million to convert both loans at this property from floating rate debt to fixed rate debt of 4.57%, which effectively limits the weighted average interest rates on these loans to 5.92% from February 15, 2008 through February 15, 2009.

(23)
This loan provides for total funding of up to $37,380, subject to certain conditions, and bears interest at LIBOR plus 3.45% and was set to mature February 9, 2008. On February 9, 2008, the joint venture extended the loan to February 9, 2009. The joint venture has two interest rate cap agreements throughout the term, which effectively prevent LIBOR from exceeding 5.25% on $11,500 of the loan and 7.25% on the remaining $25,880 of the loan. In connection with the loan extension, the joint venture entered into an interest rate swap agreement for $133.6 million to convert both loans at this property from floating rate debt to fixed rate debt of 4.57%, which effectively limits the weighted average interest rate on these loans to 5.92% from February 15, 2008 through February 15, 2009. At December 31, 2007, the total interest rate was 8.54%.

(24)
Contingent interest, as defined in the loan agreement, is due upon the occurrence of certain capital events and is equal to 15% of proceeds less the base amount.

(25)
This represents an interest-only line of credit that bears interest at the lender's prime rate and matures August 30, 2008. At December 31, 2007, the total interest rate was 8.25%.

(26)
On July 2, 2007, the joint venture replaced two existing loans on the property with a new $550.0 million loan, that bears interest at a fixed rate of 5.66% and matures July 8, 2013, of which the Company's pro rata share is $275.0 million.

(27)
This loan bears interest at LIBOR plus 0.37%. In addition, the joint venture has an interest rate cap agreement that effectively prevents LIBOR from exceeding 8.63% throughout the loan term. At December 31, 2007, the total interest rate was 5.37%.

(28)
This loan bears interest at LIBOR plus 2.00%. At December 31, 2007, the total interest rate was 7.23%.

(29)
On October 25, 2007, the Company acquired a 30% tenants-in-common interest in the Wilshire property. As part of the acquisition, the Company assumed a 30% pro rata interest in the loan on the property, which bears interest at a fixed rate of interest of 6.35% and matures on January 1, 2033.

ITEM 3.    LEGAL PROCEEDINGS

        None of the Company, the Operating Partnership, the Management Companies or their respective affiliates are currently involved in any material litigation nor, to the Company's knowledge, is any material litigation currently threatened against such entities or the Centers, other than routine litigation arising in the ordinary course of business, most of which is expected to be covered by liability insurance. For information about certain environmental matters, see "Business--Environmental Matters."

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The common stock of the Company is listed and traded on the New York Stock Exchange under the symbol "MAC". The common stock began trading on March 10, 1994 at a price of $19 per share. In 2007, the Company's shares traded at a high of $103.59 and a low of $69.44.

        As of February 8, 2008, there were approximately 961 stockholders of record. The following table shows high and low closing prices per share of common stock during each quarter in 2007 and 2006 and dividends/distributions per share of common stock declared and paid by quarter:

	Market Quotation Per Share
			Dividends/ Distributions Declared/Paid
Quarter Ended	High	Low
March 31, 2007	$103.32	$85.76	$0.71
June 30, 2007	97.69	81.17	0.71
September 30, 2007	87.58	73.14	0.71
December 31, 2007	92.66	70.63	0.80
March 31, 2006	$75.13	$68.89	$0.68
June 30, 2006	74.05	67.90	0.68
September 30, 2006	77.11	70.02	0.68
December 31, 2006	87.00	76.16	0.71

        At December 31, 2007, the Company had outstanding 3,067,131 shares of its Series A cumulative convertible redeemable preferred stock ("Series A Preferred Stock"). There is no established public trading market for the Series A Preferred Stock. The Series A Preferred Stock was issued on February 25, 1998. Preferred stock dividends are accrued quarterly and paid in arrears. The Series A Preferred Stock can be converted on a one for one basis into common stock and pays a quarterly dividend equal to the greater of $0.46 per share, or the dividend then payable on a share of common stock. No dividends will be declared or paid on any class of common or other junior stock to the extent that dividends on Series A Preferred Stock have not been declared and/or paid. The following table shows the dividends per share of Series A Preferred Stock declared and paid by quarter in 2007 and 2006:

	Series A Preferred Stock Dividend
Quarter Ended	Declared	Paid
March 31, 2007	$0.71	$0.71
June 30, 2007	0.71	0.71
September 30, 2007	0.80	0.71
December 31, 2007	0.80	0.80
March 31, 2006	$0.68	$0.68
June 30, 2006	0.68	0.68
September 30, 2006	0.71	0.68
December 31, 2006	0.71	0.71

        The Company's existing financing agreements limit, and any other financing agreements that the Company enters into in the future will likely limit, the Company's ability to pay cash dividends. Specifically, the Company may pay cash dividends and make other distributions based on a formula derived from Funds from Operations (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Funds From Operations") and only if no event of default under the financing agreements has occurred, unless, under certain circumstances, payment of the distribution is necessary to enable the Company to qualify as a REIT under the Code.

Stock Performance Graph

        The following graph provides a comparison, from December 31, 2002 through December 31, 2007, of the yearly percentage change in the cumulative total stockholder return (assuming reinvestment of dividends) of the Company, the Standard & Poor's ("S&P") 500 Index, the S&P Midcap 400 Index and the NAREIT All Equity REIT Index (the "NAREIT Index"), an industry index of publicly-traded REITs (including the Company). The Company is providing the S&P Midcap 400 Index since it is a company within such index.

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

Copyright © 2008, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
The Macerich Company	$100.00	$154.38	$229.09	$255.36	$341.95	$290.34
S&P 500 Index	100.00	128.68	142.69	149.70	173.34	182.87
S&P Midcap 400 Index	100.00	135.62	157.97	177.81	196.16	211.81
NAREIT Equity Index	100.00	137.13	180.44	202.38	273.34	230.45

ITEM 6.    SELECTED FINANCIAL DATA

        The following sets forth selected financial data for the Company on a historical basis. The following data should be read in conjunction with the financial statements (and the notes thereto) of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations" each included elsewhere in this Form 10-K. All amounts are in thousands except per share data.

	Years Ended December 31,
	2007	2006	2005	2004	2003
OPERATING DATA:
Revenues:
Minimum rents(1)	$521,122	$489,078	$423,759	$294,846	$256,974
Percentage rents	26,816	24,667	24,152	15,655	10,646
Tenant recoveries	273,913	254,526	214,832	145,055	139,380
Management Companies(2)	39,752	31,456	26,128	21,549	14,630
Other	34,765	29,929	22,953	18,070	16,487

Total revenues	896,368	829,656	711,824	495,175	438,117
Shopping center and operating expenses	284,687	262,127	223,905	146,465	136,881
Management Companies' operating expenses(2)	73,761	56,673	52,840	44,080	32,031
REIT general and administrative expenses	16,600	13,532	12,106	11,077	8,482
Depreciation and amortization	236,241	224,273	193,145	128,413	95,888
Interest expense	263,726	274,667	237,097	134,549	121,105

Total expenses	875,015	831,272	719,093	464,584	394,387
Minority interest in consolidated joint ventures	(3,730)	(3,667)	(700)	(184)	(112)
Equity in income of unconsolidated joint ventures and management companies(2)	81,458	86,053	76,303	54,881	59,348
Income tax benefit (provision)(3)	470	(33)	2,031	5,466	444
Gain on sale of assets	12,146	38	1,253	473	11,960
Loss on early extinguishment of debt	(877)	(1,835)	(1,666)	(1,642)	(44)

Income from continuing operations	110,820	78,940	69,952	89,585	115,326
Discontinued operations:(4)
(Loss) gain on sale of assets	(2,409)	204,863	277	7,568	22,491
Income from discontinued operations	804	11,376	13,907	14,350	19,124

Total (loss) income from discontinued operations	(1,605)	216,239	14,184	21,918	41,615

Income before minority interest and preferred dividends	109,215	295,179	84,136	111,503	156,941
Minority interest in Operating Partnership(5)	(12,675)	(42,821)	(12,450)	(19,870)	(28,907)

Net income	96,540	252,358	71,686	91,633	128,034
Less preferred dividends	24,879	24,336	19,098	9,140	14,816

Net income available to common stockholders	$71,661	$228,022	$52,588	$82,493	$113,218

Earnings per share ("EPS")--basic:
Income from continuing operations	$1.02	$0.65	$0.70	$1.11	$1.49
Discontinued operations	(0.02)	2.57	0.19	0.30	0.62

Net income per share--basic	$1.00	$3.22	$0.89	$1.41	$2.11

EPS--diluted:(6)(7)
Income from continuing operations	$1.02	$0.73	$0.69	$1.10	$1.54
Discontinued operations	(0.02)	2.46	0.19	0.30	0.55

Net income per share--diluted	$1.00	$3.19	$0.88	$1.40	$2.09

	As of December 31,
	2007	2006	2005	2004	2003
BALANCE SHEET DATA
Investment in real estate (before accumulated depreciation)	$7,221,851	$6,499,205	$6,160,595	$4,149,776	$3,662,359
Total assets	$8,121,134	$7,562,163	$7,178,944	$4,637,096	$4,145,593
Total mortgage and notes payable	$5,762,958	$4,993,879	$5,424,730	$3,230,120	$2,682,598
Minority interest(5)	$338,700	$387,183	$284,809	$221,315	$237,615
Class A participating convertible preferred units(8)	$213,786	$213,786	$213,786	$--	$--
Class A non-participating convertible preferred units	$16,459	$21,501	$21,501	$--	$--
Series A Preferred Stock(9)	$83,495	$98,934	$98,934	$98,934	$98,934
Common stockholders' equity	$1,312,634	$1,542,305	$827,108	$913,533	$953,485
OTHER DATA:
Funds from operations ("FFO")--diluted(10)	$407,927	$383,122	$336,831	$299,172	$269,132
Cash flows provided by (used in):
Operating activities	$326,070	$211,850	$235,296	$213,197	$215,752
Investing activities	$(865,283)	$(126,736)	$(131,948)	$(489,822)	$(341,341)
Financing activities	$355,051	$29,208	$(20,349)	$308,383	$115,703
Number of centers at year end	94	91	97	84	78
Weighted average number of shares outstanding--EPS basic	71,768	70,826	59,279	58,537	53,669
Weighted average number of shares outstanding--EPS diluted(6)(7)	84,760	88,058	73,573	73,099	75,198
Cash distribution declared per common share	$2.93	$2.75	$2.63	$2.48	$2.32

(1)
Included in minimum rents is amortization of above and below market leases of $11.7 million, $13.1 million, $11.6 million, $9.2 million and $6.1 million for the years ended December 31, 2007, 2006, 2005, 2004, and 2003, respectively.

(2)
Unconsolidated joint ventures include all Centers and entities in which the Company does not have a controlling ownership interest and Macerich Management Company through June 30, 2003. The Company accounts for the unconsolidated joint ventures using the equity method of accounting. Effective July 1, 2003, the Company consolidated Macerich Management Company, in accordance with Financial Accounting Standards Board Interpretation No. 46R.

(3)
The Company's Taxable REIT Subsidiaries ("TRSs") are subject to corporate level income taxes (See Note 19 of the Company's Consolidated Financial Statements).

(4)
Discontinued operations include the following:

  The Company sold its 67% interest in Paradise Village Gateway on January 2, 2003, and a loss on sale of $0.2 million has been classified as discontinued operations in 2003.

  The Company sold Bristol Center on August 4, 2003, and the results for the period January 1, 2003 to August 4, 2003 have been classified as discontinued operations. The sale of Bristol Center resulted in a gain on sale of asset of $22.2 million in 2003.

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

  Prior to January 1, 2004, this property was accounted for under the equity method of accounting. The sale of Scottsdale/101 resulted in a gain on sale of asset, at the Company's pro rata share, of $25.8 million.

  The Company sold Park Lane Mall on July 13, 2006 and the results for the period January 1, 2006 to July 13, 2006 and for the years ended December 31, 2005, 2004 and 2003 have been classified as discontinued operations. The sale of Park Lane Mall resulted in a gain on sale of asset of $5.9 million.

  The Company sold Greeley Mall and Holiday Village Mall in a combined sale on July 27, 2006, and the results for the period January 1, 2006 to July 27, 2006 and the years ended December 31, 2005, 2004 and 2003 have been classified as discontinued operations. The sale of these properties resulted in a gain on sale of assets of $28.7 million.

  The Company sold Great Falls Marketplace on August 11, 2006, and the results for the period January 1, 2006 to August 11, 2006 and for the years ended December 31, 2005, 2004 and 2003 have been classified as discontinued operations. The sale of Great Falls Marketplace resulted in a gain on sale of $11.8 million.

  The Company sold Citadel Mall, Crossroads Mall and Northwest Arkansas Mall in a combined sale on December 29, 2006, and the results for the period January 1, 2006 to December 29, 2006 and the years ended December 31, 2005, 2004 and 2003 have been classified as discontinued operations. The sale of these properties resulted in a gain on sale of assets of $132.7 million.

  On December 17, 2007, the Company designated 27 freestanding stores acquired from Mervyn's in 2007 as available for sale. The results from December 17, 2007 to December 31, 2007 have been classified as discontinued operations.

  In addition, the Company recorded an additional loss of $2.4 million in 2007, related to the sale of properties in 2006.

  Total revenues and income from discontinued operations were:

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in millions)
Revenues:
Bristol Center	$--	$--	$--	$--	$2.5
Westbar	--	--	--	4.8	5.7
Arizona LifeStyle Galleries	--	--	--	0.3	--
Scottsdale/101	0.1	4.7	9.8	6.9	--
Park Lane Mall	--	1.5	3.1	3.0	3.1
Holiday Village	0.2	2.9	5.2	4.8	5.3
Greeley Mall	--	4.3	7.0	6.2	5.9
Great Falls Marketplace	--	1.8	2.7	2.6	2.5
Citadel Mall	--	15.7	15.3	15.4	16.1
Northwest Arkansas Mall	--	12.9	12.6	12.7	12.5
Crossroads Mall	--	11.5	10.9	11.2	12.2
Mervyn's Stores	1.2	--	--	--	--

Total	$1.5	$55.3	$66.6	$67.9	$65.8

Income from operations:
Bristol Center	$--	$--	$--	$--	$1.4
Westbar	--	--	--	1.8	1.7
Arizona LifeStyle Galleries	--	--	--	(1.0)	--
Scottsdale/101	--	0.3	(0.2)	(0.3)	--
Park Lane Mall	--	--	0.8	0.9	1.0
Holiday Village	0.2	1.2	2.8	1.9	2.4
Greeley Mall	(0.1)	0.6	0.9	0.5	1.2
Great Falls Marketplace	--	1.1	1.7	1.6	1.5
Citadel Mall	(0.1)	2.5	1.8	2.0	3.0
Northwest Arkansas Mall	--	3.4	2.9	3.1	3.2
Crossroads Mall	--	2.3	3.2	3.9	3.7
Mervyn's Stores	0.8	--	--	--	--

Total	$0.8	$11.4	$13.9	$14.4	$19.1

(5)
"Minority Interest" reflects the ownership interest in the Operating Partnership not owned by the Company.

(6)
Assumes that all OP Units and Westcor partnership units are converted to common stock on a one-for-one basis. The Westcor partnership units were converted into OP Units on July 27, 2004, which were subsequently redeemed for common stock on October 4, 2005. It also assumes the conversion of MACWH, LP common and preferred units to the extent that they are dilutive to the EPS computation (See Note 12—Acquisitions in the Company's Notes to the Consolidated Financial Statements).

(7)
Includes the dilutive effect of share and unit-based compensation plans and convertible senior notes calculated using the treasury stock method and the dilutive effect of all other dilutive securities calculated using the "if converted" method.

(8)
The Company issued PCPUs on April 25, 2005 as part of the consideration paid for the Wilmorite portfolio. On January 1, 2008, the PCPUs were redeemed for the Rochester Properties (See Note 25--Subsequent Events in the Company's Notes to the Consolidated Financial Statements).

(9)
On October 18, 2007, the holder of the Series A Preferred Stock converted 560,000 shares to common shares.

(10)
The Company uses FFO in addition to net income to report its operating and financial results and considers FFO and FFO--diluted as supplemental measures for the real estate industry and a supplement to Generally Accepted Accounting Principles ("GAAP") measures. The National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from extraordinary items and sales of depreciated operating properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. FFO and FFO on a fully diluted basis are useful to investors in comparing operating and financial results between periods. This is especially true since FFO excludes real estate depreciation and amortization as the Company believes real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time. FFO on a fully diluted basis is one of the measures investors find most useful in measuring the dilutive impact of outstanding convertible securities. FFO does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net income as defined by GAAP and is not indicative of cash available to fund all cash flow needs. FFO as presented may not be comparable to similarly titled measures reported by other real estate investment trusts. For the reconciliation of FFO and FFO—diluted to net income, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Funds from Operations."

  The computation of FFO-diluted includes the effect of share and unit-based compensation plans and convertible senior notes calculated using the treasury stock method. It also assumes the conversion of MACWH, LP common and preferred units and all other securities to the extent that they are dilutive to the FFO computation (See Note 12--Acquisitions of the Company's Notes to the Consolidated Financial Statements). On February 25, 1998, the Company sold $100 million of its Series A Preferred Stock. On June 16, 1998, the Company sold $150 million of its Series B Preferred Stock. The Preferred Stock can be converted on a one-for-one basis for common stock. The Series A Preferred Stock then outstanding was dilutive to FFO in 2007, 2006, 2005, 2004 and 2003 and was dilutive to net income in 2006 and 2003. All of the Series B Preferred Stock was converted to common stock on September 9, 2003. The Series B Preferred Stock then outstanding was dilutive to FFO and net income in 2003.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Overview and Summary

        The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, the Operating Partnership. As of December 31, 2007, the Operating Partnership owned or had an ownership interest in 74 regional shopping centers and 20 community shopping centers aggregating approximately 80.7 million square feet of GLA. These 94 regional and community shopping centers are referred to hereinafter as the "Centers", unless the context otherwise requires. The Company is a self-administered and self-managed REIT and conducts all of its operations through the Operating Partnership and the Company's Management Companies.

        The following discussion is based primarily on the consolidated financial statements of the Company for the years ended December 31, 2007, 2006 and 2005. It compares the results of operations and cash flows for the year ended December 31, 2007 to the results of operations and cash flows for the year ended December 31, 2006. Also included is a comparison of the results of operations and cash flows for the year ended December 31, 2006 to the results of operations and cash flows for the year ended December 31, 2005. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

  Acquisitions and Dispositions:

        The financial statements reflect the following acquisitions, dispositions and changes in ownership subsequent to the occurrence of each transaction.

        On January 5, 2005, the Company sold Arizona Lifestyle Galleries for $4.3 million. The sale resulted in a gain on sale on asset of $0.3 million.

        On January 11, 2005, the Company became a 15% owner in a joint venture that acquired Metrocenter Mall, a 1.1 million square foot super-regional mall in Phoenix, Arizona. The total purchase price was $160 million and concurrently with the acquisition, the joint venture placed a $112 million loan on the property. The Company's share of the purchase price, net of the debt, was $7.2 million which was funded by cash and borrowings under the Company's line of credit.

        On January 21, 2005, the Company formed a 50/50 joint venture with a private investment company. The joint venture acquired a 49% interest in Kierland Commons, a 435,022 square foot mixed-use center in Phoenix, Arizona. The joint venture's purchase price for the interest in the Center was $49.0 million. The Company assumed its share of the underlying property debt and funded the remainder of its share of the purchase price by cash and borrowings under the Company's line of credit.

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

        On April 25, 2005, the Company and the Operating Partnership acquired Wilmorite Properties, Inc., a Delaware corporation ("Wilmorite"), and Wilmorite Holdings, L.P., a Delaware limited partnership ("Wilmorite Holdings"). Wilmorite's portfolio included interests in 11 regional malls and two open-air community shopping centers with 13.4 million square feet of space located in Connecticut, New York, New Jersey, Kentucky and Virginia. The total purchase price was approximately $2.3 billion, plus adjustments for working capital, including the assumption of approximately $877.2 million of existing debt with an average interest rate of 6.43% and the issuance of $212.7 million of PCPUs, $21.5 million of non-participating convertible preferred units and $5.8 million of common units in Wilmorite Holdings. The balance of the consideration to the equity holders of Wilmorite and Wilmorite Holdings was paid in cash, which was provided primarily by a five-year, $450 million term loan bearing interest at LIBOR plus 1.50% and a $650 million acquisition loan with a term of up to two years and bearing interest initially at LIBOR plus 1.60%. An affiliate of the Operating Partnership is the general partner and, together with other affiliates, owned as of December 31, 2007 approximately 83% of Wilmorite Holdings, with the remaining 17% held by those limited partners of Wilmorite Holdings who elected to receive convertible preferred units or common units in Wilmorite Holdings rather than cash. On January 1, 2008, the PCPUs were redeemed for the Rochester Properties.

        The Wilmorite portfolio, exclusive of Tysons Corner Center and Tysons Corner Office (collectively referred herein as "Tysons Center"), are referred to herein as the "2005 Acquisition Centers."

        On February 1, 2006, the Company acquired Valley River Center, an 910,841 square foot super-regional mall in Eugene, Oregon. The total purchase price was $187.5 million and concurrent with the acquisition, the Company placed a $100.0 million ten-year loan on the property. The balance of the purchase price was funded by cash and borrowings under the Company's line of credit.

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

        On July 26, 2006, the Company purchased 11 department stores located in 10 of its Centers from Federated Department Stores, Inc. for approximately $100.0 million. The purchase price consisted of a $93.0 million cash payment at closing and a $7.0 million cash payment in 2007, in connection with development work by Federated at the Company's development properties. The Company's share of the purchase price was $81.0 million and was funded in part from the proceeds of sales of Park Lane Mall, Greeley Mall, Holiday Village and Great Falls Marketplace, and from borrowings under the Company's line of credit. The balance of the purchase price was paid by the Company's joint venture partners.

        On July 27, 2006, the Company sold Holiday Village, a 498,000 square foot center in Great Falls, Montana, and Greeley Mall, a 564,000 square foot center in Greeley, Colorado, in a combined sale for $86.8 million, resulting in a gain of $28.7 million.

        On August 11, 2006, the Company sold Great Falls Marketplace, a 215,000 square foot community center in Great Falls, Montana, for $27.5 million resulting in a gain of $11.8 million.

        On December 1, 2006, the Company acquired Deptford Mall, a two-level 1.0 million square foot super-regional mall in Deptford, New Jersey. The total purchase price of $240.1 million was funded by cash and borrowings under the Company's line of credit. On December 7, 2006, the Company placed a $100.0 million six-year loan bearing interest at a fixed rate of 5.44% on the property.

        On December 29, 2006, the Company sold Citadel Mall, a 1,095,000 square foot center in Colorado Springs, Colorado, Crossroads Mall, a 1,268,000 square foot center in Oklahoma City, Oklahoma, and Northwest Arkansas Mall, a 820,000 square foot center in Fayetteville, Arkansas, in a combined sale for $373.8 million, resulting in a gain of $132.7 million. The net proceeds were used to pay down the Company's line of credit and pay off the Company's $75.0 million loan on Paradise Valley Mall.

        Valley River Center and Deptford Mall are referred to herein as the "2006 Acquisition Centers."

        On September 5, 2007, the Company purchased the remaining 50% outside ownership interest in Hilton Village, a 96,546 square foot specialty center in Scottsdale, Arizona. The total purchase price of $13.5 million was funded by cash, borrowings under the Company's line of credit and the assumption of a mortgage note payable. The Center was previously accounted for under the equity method as an investment in unconsolidated joint ventures.

        On December 17, 2007, the Company purchased a portfolio of ground leasehold interest and/or fee interests in 39 freestanding Mervyn's stores located in the Southwest United States. The purchase price of $400.2 million was funded by cash and borrowings under the Company's line of credit. At acquisition, management designated the 27 freestanding stores located at shopping centers not owned or managed by the Company as available for sale.

        Hilton Village and the 12 Mervyn's freestanding stores that have not been designated as available for sale are referred herein as the "2007 Acquisition Properties."

  Redevelopments and Developments:

        The first phase of SanTan Village Regional Center opened on October 26, 2007. The 1.2 million square foot open-air super-regional shopping center opened with over 90% of the retail space committed, with Dillard's and more than 85 specialty retailers joining Harkins Theatres, which opened March 2007. The balance of the project, which includes Dick's Sporting Goods, Best Buy, Barnes & Noble and up to 13 restaurants, is expected to open in phases throughout 2008.

        The first phase of The Promenade at Casa Grande, a 1 million square foot, 130 acre department store anchored hybrid center, located in Casa Grande, Arizona, opened on November 16, 2007. With ninety percent committed, the first phase of the project has approximately 550,000 square feet of mini-majors, including Dillard's, Target, J.C.Penney, Kohl's, Petsmart and Staples. The balance of the Center is expected to continue to open in phases throughout 2008.

        The first phase of The Marketplace at Flagstaff Mall, a 435,000 square foot lifestyle expansion began opening in phases on October 19, 2007. Phase I delivered approximately 267,538 square feet of new retail space including Best Buy, Home Depot, Linens n Things, Marshalls, Old Navy, Petco and Shoe Pavilion. Phase II, which will consist of village shops, an entertainment plaza and pad space, is expected to be completed in 2009-2010.

        On November 8, 2007, Freehold Raceway Mall opened the first phase of a combined expansion and renovation project that will add 96,000 square feet of new retail and restaurant uses to this regional center in New Jersey. The expansion, which is 85% committed, added nine new-to-market additions including: Borders, The Cheesecake Factory, P.F. Chang's, Jared The Galleria of Jewelry, The Territory Ahead, Ann Taylor, Chico's, Coldwater Creek and White House/Black Market. The balance of the project is expected to open throughout 2008.

        Scottsdale Fashion Square, the 2 million square foot luxury flagship, is undergoing a $130 million redevelopment and expansion. Phase I of the redevelopment and expansion began September 2007 with demolition of the vacant anchor space acquired as a result of the Federated-May merger and an adjacent parking structure. A 60,000 square foot Barneys New York, the high-end retailer's first Arizona location, will anchor an additional 100,000 square feet of up to 30 new luxury shops, which is planned to open in Fall 2009 in an urban setting on Scottsdale Road. New first-to-market deals include Salvatore Ferragamo, Grand Luxe Café, CH Carolina Herrera, and Michael Kors. First-to-market retailers opening in the Spring 2008 will include Bottega Veneta, Jimmy Choo and Marciano.

        Construction continues on the combined redevelopment, expansion and interior renovation of The Oaks, an upscale 1.0 million square foot super-regional shopping center in California's affluent

Thousand Oaks. The market's first Nordstrom department store is under construction. Construction of a first-to-market, 138,000 square foot Nordstrom Department Store, two-level open-air retail, dining and entertainment venue and new multi-level parking structure at The Oaks continues on schedule toward a phased completion beginning Fall 2008.

        In December 2007, the Company received full entitlements to proceed with plans for a redevelopment of Santa Monica Place. The regional center will be redeveloped as an open-air shopping and dining environment that will connect with the popular Third Street Promenade. The Santa Monica Place redevelopment has started and is moving forward with a projected Fall 2009 completion.

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

Critical Accounting Policies

        The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

  Revenue Recognition

        Minimum rental revenues are recognized on a straight-line basis over the term of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight line rent adjustment." Currently, 53% of the mall and freestanding leases contain provisions for CPI rent increases periodically throughout the term of the lease. The Company believes that using an annual multiple of CPI increases, rather than fixed contractual rent increases, results in revenue recognition that more closely matches the cash revenue from each lease and will provide more consistent rent growth throughout the term of the leases. Percentage rents are recognized when the tenants' specified sales targets have been met. Estimated recoveries from certain tenants for their pro rata share of real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred. Other tenants pay a fixed rate and these tenant recoveries' revenues are recognized on a straight-line basis over the term of the related leases.

  Property

        The Company capitalizes costs incurred in redevelopment and development of properties in accordance with SFAS No. 34 "Capitalization of Interest Cost" and SFAS No. 67 "Accounting for Costs and the Initial Rental Operations of Real Estate Properties." The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. Capitalized costs are allocated to the specific components of a project that are benefited. The Company considers a construction project as completed and held available for occupancy and ceases capitalization of costs when the areas under development have been substantially completed.

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

  Accounting for Acquisitions

        The Company accounts for all acquisitions in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." The Company first determines the value of the land and buildings utilizing an "as if vacant" methodology. The Company then assigns a fair value to any debt assumed at acquisition. The balance of the purchase price is allocated to tenant improvements and identifiable intangible assets or liabilities. Tenant improvements represent the tangible assets associated with the existing leases valued on a fair market value basis at the acquisition date prorated over the remaining lease terms. The tenant improvements are classified as an asset under real estate investments and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases which come in three forms: (i) leasing commissions and legal costs, which represent the value associated with "cost avoidance" of acquiring in-place leases, such as lease commissions paid under terms generally experienced in the Company's markets; (ii) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the "assumed vacant" property to the occupancy level when purchased; and (iii) above or below market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks. Leasing commissions and legal costs are recorded in deferred charges and other assets and are amortized over the remaining lease terms. The value of in-place leases are recorded in deferred charges and other assets and amortized over the remaining lease terms plus an estimate of renewal of the acquired leases. Above or below market leases are classified in deferred charges and other assets or in other accrued liabilities, depending on whether the contractual terms are above or below market, and the asset or liability is amortized to minimum rents over the remaining terms of the leases.

        When the Company acquires a real estate property, the Company allocates the purchase price to the components of these acquisitions using relative fair values computed using its estimates and assumptions. These estimates and assumptions impact the amount of costs allocated between various components as well as the amount of costs assigned to individual properties in multiple property acquisitions. These allocations also impact depreciation expense and gains or loses recorded on future sales of properties.

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

Results of Operations

        Many of the variations in the results of operations, discussed below, occurred due to the transactions described above including the 2007 Acquisition Properties, the 2006 Acquisition Centers, the 2005 Acquisition Centers and the Redevelopment Centers. For the comparison of the year ended December 31, 2007 to the year ended December 31, 2006, the "Same Centers" include all consolidated Centers, excluding the 2007 Acquisition Centers, the 2006 Acquisition Centers and the Redevelopment Centers. For the comparison of the year ended December 31, 2006 to the year ended December 31, 2005, the Same Centers include all consolidated Centers, excluding the 2006 Acquisition Centers, the 2005 Acquisition Centers and the Redevelopment Centers.

        For the comparison of the year ended December 31, 2007 to the year ended December 31, 2006, "Redevelopment Centers" include The Oaks, Twenty Ninth Street, Santa Monica Place, Westside Pavilion, The Marketplace at Flagstaff Mall, SanTan Village Regional Center and Promenade at Casa Grande. For the comparison of the year ended December 31, 2006 to the year ended December 31, 2005, "Redevelopment Centers" include Twenty Ninth Street, Santa Monica Place and Westside Pavilion.

        For comparison of the year ended December 31, 2006 to the year ended December 31, 2005, Kierland Commons, Metrocenter Mall, Ridgmar Mall and Tysons Center are referred to herein as the "Joint Venture Acquisition Centers." Unconsolidated joint ventures are reflected using the equity method of accounting. The Company's pro rata share of the results from these Centers is reflected in the Consolidated Statements of Operations as equity in income from unconsolidated joint ventures.

Comparison of Years Ended December 31, 2007 and 2006

  Revenues

        Minimum and percentage rents (collectively referred to as "rental revenue") increased by $34.2 million, or 6.7%, from 2006 to 2007. The increase in rental revenue is attributed to an increase of $17.9 million from the 2006 Acquisition Centers, $13.8 million from the Redevelopment Centers, $2.0 million from the Same Centers and $0.5 million from the 2007 Acquisition Properties.

        The amortization of above and below market leases, which is recorded in rental revenue, decreased to $11.7 million in 2007 from $13.1 million in 2006. The decrease in amortization is primarily due to leases terminated in 2006. The amortization of straight-lined rents, included in rental revenue, was $10.2 million in 2007 compared to $7.8 million in 2006. Lease termination income, which is included in rental revenue, decreased to $9.9 million in 2007 from $18.0 million in 2006.

        Tenant recoveries increased $19.4 million, or 7.7%, from 2006 to 2007. The increase in tenant recoveries is attributed to an increase of $11.0 million from the 2006 Acquisition Centers, $4.3 million from the Redevelopment Centers, $4.0 million from the Same Centers and $0.1 million from the 2007 Acquisition Properties.

  Management Companies' Revenues

        Management Companies' revenues increased by $8.3 million from 2006 to 2007, primarily due to increased management fees received from the joint venture Centers, additional third party management contracts and increased development fees from joint ventures.

  Shopping Center and Operating Expenses

        Shopping center and operating expenses increased $22.6 million, or 8.6%, from 2006 to 2007. Approximately $9.6 million of the increase in shopping center and operating expenses is from the 2006 Acquisition Centers, $6.8 million is from the Redevelopment Centers, $6.0 million is from the Same Centers and $0.2 million is from the 2007 Acquisition Properties.

  Management Companies' Operating Expenses

        Management Companies' operating expenses increased to $73.8 million in 2007 from $56.7 million in 2006, in part as a result of the additional costs of managing the joint venture Centers and third party managed properties, higher compensation expense due to increased staffing and higher professional fees.

  REIT General and Administrative Expenses

        REIT general and administrative expenses increased by $3.1 million in 2007 from 2006, primarily due to increased share and unit-based compensation expense in 2007.

  Depreciation and Amortization

        Depreciation and amortization increased $12.0 million in 2007 from 2006. The increase in depreciation and amortization is primarily attributed to an increase of $10.5 million at the Redevelopment Centers, $10.4 million at the 2006 Acquisition Centers and $0.2 million at the 2007 Acquisition Properties. This increase is offset in part by a decrease of $5.5 million at the Same Centers.

  Interest Expense

        Interest expense decreased $10.9 million in 2007 from 2006. The decrease in interest expense was primarily attributed to a decrease of $17.2 million from term loans, $16.1 million from the line of credit, $8.4 million from the Same Centers and $2.7 million from the Redevelopment Centers. The decrease in interest expense was offset in part by an increase of $27.3 million from the $950.0 million convertible senior notes issued on March 16, 2007 and $6.6 million from the 2006 Acquisition Centers. The decrease in interest on term loans was due to the repayment of the $250 million loan in 2007 and the repayment of the $619 million term loan in 2006. The decrease in interest on the line of credit was due to: (i) a decrease in average outstanding borrowings during 2007, in part, because of the issuance of the senior notes, (ii) a decrease in interest rates because of the $400 million swap and (iii) lower LIBOR rates and spreads. The decrease in interest from the Same Centers is due to: (i) the repayment of the $75.0 million loan on Paradise Valley Mall in January 2007, (ii) an increase in capitalized interest and (iii) a decrease in LIBOR rates on floating rate mortgages payable. The above interest expense items are net of capitalized interest, which increased to $32.0 million in 2007 from $14.9 million in 2006 due to an increase in redevelopment activity in 2007.

  Equity in Income of Unconsolidated Joint Ventures

        The equity in income of unconsolidated joint ventures decreased $4.6 million in 2007 from 2006. The decrease in equity in income of unconsolidated joint ventures is due in part to a $2.0 million loss on sale of assets at the SDG Macerich Properties, L.P. joint venture and additional interest expense and depreciation at other joint ventures due to the completion of development projects.

  Gain on Sale of Assets

        The Company recorded a gain on sale of assets of $12.1 million in 2007 relating to land sales of $8.8 million and $3.3 million relating to sale of equipment and furnishings.

  Loss on Early Extinguishment of Debt

        The Company recorded a $0.9 million loss from the early extinguishment of the $250 million term loan in 2007. In 2006, the Company recorded a loss from the early extinguishment of debt of $1.8 million related to the pay off of the $619 million term loan.

  Discontinued Operations

        The decrease of $217.8 million in income from discontinued operations is primarily related to the recognition of gain on the sales of Scottsdale/101, Park Lane Mall, Holiday Village, Greeley Mall, Great Falls Marketplace, Citadel Mall, Crossroads Mall and Northwest Arkansas Mall in 2006 (See "Management's Overview and Summary--Acquisitions and Dispositions"). As result of these sales, the Company classified the results of operations for these properties to discontinued operations for all periods presented.

  Minority Interest in the Operating Partnership

        The minority interest in the Operating Partnership represents the 15.0% weighted average interest of the Operating Partnership not owned by the Company during 2007 compared to the 15.8% not owned by the Company during 2006. The change in ownership interest is primarily due to the common stock offering by the Company in 2006, the conversion of partnership units and preferred shares into common shares in 2007 which is offset in part by the repurchase of 807,000 shares in 2007 (See Note 21--Stock Repurchase Program of the Company's Consolidated Financial Statements).

  Funds From Operations

        Primarily as a result of the factors mentioned above, funds from operations ("FFO")--diluted increased 6.5% to $407.9 million in 2007 from $383.1 million in 2006. For the reconciliation of FFO and FFO--diluted to net income available to common stockholders, see "Funds from Operations."

  Operating Activities

        Cash flow from operations increased to $326.1 million in 2007 from $211.9 million in 2006. The increase was primarily due to changes in assets and liabilities in 2007 compared to 2006 and due to the results at the Centers as discussed above.

  Investing Activities

        Cash used in investing activities increased to $865.3 million in 2007 from $126.7 million in 2006. The increase in cash used in investing activities was primarily due to a $580.3 million decrease in cash proceeds from the sales of assets and a $220.9 million increase in capital expenditures.

  Financing Activities

        Cash flow provided by financing activities increased to $355.1 million in 2007 from $29.2 million in 2006. The increase in cash provided by financing activities was primarily attributed to the issuance of $950 million convertible senior notes issuance in 2007, offset in part by a decrease of $746.8 million in proceeds from the common stock offering in 2006 (See "Liquidity and Capital Resources") and the purchase of the Capped Calls in connection with the issuance of the convertible senior notes in 2007.

Comparison of Years Ended December 31, 2006 and 2005

  Revenues

        Rental revenue increased by $65.8 million or 14.7% from 2005 to 2006. Approximately $43.5 million of the increase in rental revenue related to the 2005 Acquisition Centers, $11.9 million was related to the 2006 Acquisition Centers and $9.9 million was related to the Same Centers due in part to an increase in lease termination income of $7.2 million compared to 2005 at the Same Centers. The increases are offset in part by a decrease in rental revenue of $0.5 million at the Redevelopment Centers.

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

  Interest Expense

        Interest expense increased $37.6 million in 2006 from 2005. Approximately $13.8 million of the increase relates to the term loan associated with the 2005 Acquisition Centers, $12.4 million relates to assumed debt from the 2005 Acquisition Centers, $5.3 million relates to the 2006 Acquisition Centers, $13.3 million relates to increased borrowings and higher interest rates under the Company's line of credit, $6.7 million relates to higher interest rates on the $250 million term loan and approximately $8.9 million relates to increased interest expense due to refinancings and higher rates on floating rate debt regarding the Same Centers. These increases were offset in part by an approximately $1.3 million decrease in interest expense at the Redevelopment Centers and $21.6 million relating to the pay off of the acquisition loan associated with the 2005 Acquisition Centers. Additionally, capitalized interest was $14.9 million in 2006, up from $10.0 million in 2005.

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

  Discontinued Operations

        The increase of $202.1 million in discontinued operations relates to the gain on sales of Scottsdale/101, Park Lane Mall, Holiday Village, Greeley Mall, Great Falls Marketplace, Citadel Mall, Crossroads Mall and Northwest Arkansas Mall in 2006 (See "Management's Overview and Summary--Acquisitions and Dispositions"). As result of the sales, the Company reclassified the results of operations for these properties for 2006 and 2005.

  Minority Interest in the Operating Partnership

        The minority interest in the Operating Partnership represents the 15.8% weighted average interest of the Operating Partnership not owned by the Company during 2006 compared to the 19.0% not owned by the Company during 2005. The change is primarily due to the stock offering by the Company in January 2006.

  Funds From Operations

        Primarily as a result of the factors mentioned above, FFO--Diluted increased 13.7% to $383.1 million in 2006 from $336.8 million in 2005. For the reconciliation of FFO and FFO--diluted to net income available to common stockholders, see "Funds from Operations."

  Operating Activities

        Cash flow from operations decreased to $211.9 million in 2006 from $235.3 million in 2005. The decrease is primarily due to changes in assets and liabilities in 2006 compared to 2005 and due to the results at the Centers as discussed above.

  Investing Activities

        Cash used in investing activities decreased to $126.7 million in 2006 from $131.9 million in 2005. The decrease is primarily attributed to the cash used to acquire the 2006 Acquisition Centers and increases in development and redevelopment costs at the Centers. This is offset by $610.6 million in proceeds from the sale of assets in 2006 (See "Management's Overview and Summary--Acquisitions and Dispositions").

  Financing Activities

        Cash flow provided by financing activities was $29.2 million in 2006 compared to cash used in financing activities of $20.3 million in 2005. The increase is primarily attributed to the net proceeds of $746.8 million from the stock offering in January 2006 offset in part by a reduction of debt in 2006 compared to 2005.

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

        The following tables summarize capital expenditures incurred at the Centers for the years ended December 31:

	2007	2006	2005
	(Dollars in thousands)
Consolidated Centers:
Acquisitions of property and equipment	$387,899	$580,542	$1,767,237
Development, redevelopment and expansion of Centers	545,926	184,315	77,254
Renovations of Centers	31,065	51,406	51,092
Tenant allowances	27,959	26,976	21,765
Deferred leasing charges	21,611	21,610	21,836

	$1,014,460	$864,849	$1,939,184

Joint Venture Centers (at Company's pro rata share):
Acquisitions of property and equipment	$24,828	$28,732	$736,451
Development, redevelopment and expansion of Centers	33,492	48,785	79,400
Renovations of Centers	10,495	8,119	32,243
Tenant allowances	15,066	13,795	8,922
Deferred leasing charges	4,181	4,269	5,113

	$88,062	$103,700	$862,129

        Management expects similar levels to be incurred in future years for tenant allowances and deferred leasing charges and to incur between $400 million to $600 million in 2008 for development, redevelopment, expansion and renovations. In January 2008, in a 50/50 joint venture, the Company acquired The Shops at North Bridge, a 680,933 square foot urban shopping center in Chicago, Illinois, for a total purchase price of $515.0 million. The Company's pro rata share of the purchase price was funded by the assumption of a pro rata share of the $205.0 million fixed rate mortgage on the Center and by borrowings under the Company's line of credit.

        Capital for major expenditures, developments and/or redevelopments has been, and is expected to continue to be, obtained from equity or debt financings which include borrowings under the Company's line of credit and construction loans. However, many factors impact the Company's ability to access capital, such as its overall debt level, interest rates, interest coverage ratios and prevailing market conditions.

        The Company's total outstanding loan indebtedness at December 31, 2007 was $7.6 billion (including $1.8 billion of its pro rata share of joint venture debt). This equated to a debt to Total Market Capitalization (defined as total debt of the Company, including its pro rata share of joint venture debt, plus aggregate market value of outstanding shares of common stock, assuming full conversion of OP Units, MACWH, LP units and preferred stock into common stock) ratio of approximately 53.7% at December 31, 2007. The majority of the Company's debt consists of fixed-rate conventional mortgages payable collateralized by individual properties.

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

        On March 16, 2007, the Company issued $950 million in convertible senior notes ("Senior Notes") that mature on March 15, 2012. The Senior Notes bear interest at 3.25%, payable semiannually, are senior to unsecured debt of the Company and are guaranteed by the Operating Partnership. Prior to December 14, 2011, upon the occurrence of certain specified events, the Senior Notes will be convertible at the option of holder into cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the election of the Company, at an initial conversion rate of 8.9702 shares per $1,000 principal amount. On and after December 15, 2011, the Senior Notes will be convertible at any time prior to the second business day preceding the maturity date at the option of the holder at the initial conversion rate. The initial conversion price of approximately $111.48 per share represented a 20% premium over the closing price of the Company's common stock on March 12, 2007. The initial conversion rate is subject to adjustment under certain circumstances. Holders of the Senior Notes do not have the right to require the Company to repurchase the Senior Notes prior to maturity except in connection with the occurrence of certain fundamental change transactions.

        In connection with the issuance of the Senior Notes, the Company purchased two capped calls ("Capped Calls") from affiliates of the initial purchasers of the Senior Notes. The Capped Calls effectively increase the conversion price of the Senior Notes to approximately $130.06, which represented a 40% premium to the March 12, 2007 closing price of $92.90 per common share of the Company.

        The Company has a $1.5 billion revolving line of credit that matures on April 25, 2010 with a one-year extension option. The interest rate fluctuates between LIBOR plus 0.75% to LIBOR plus 1.10% depending on the Company's overall leverage. In September 2006, the Company entered into an interest rate swap agreement that effectively fixed the interest rate on $400.0 million of the outstanding balance of the line of credit at 6.23% until April 25, 2011. On March 16, 2007, the Company repaid $541.5 million of borrowings outstanding from the proceeds of the Senior Notes (See Note 10--Bank and Other Notes Payable of the Company's Consolidated Financial Statements). As of December 31, 2007 and 2006, borrowings outstanding were $1,015.0 million and $934.5 million, respectively, at an average interest rate, net of the $400.0 million swapped portion, of 6.19% and 6.60%, respectively.

        On May 13, 2003, the Company issued $250.0 million in unsecured notes maturing in May 2007 with a one-year extension option bearing interest at LIBOR plus 2.50%. On April 25, 2005, the Company modified these unsecured notes and reduced the interest rate to LIBOR plus 1.50%. On March 16, 2007, the Company repaid the notes from the proceeds of the Senior Notes (See Note 10--Bank and Other Notes Payable of the Company's Consolidated Financial Statements).

        On April 25, 2005, the Company obtained a five year, $450.0 million term loan bearing interest at LIBOR plus 1.50%. In November 2005, the Company entered into an interest rate swap agreement that effectively fixed the interest rate of the $450.0 million term loan at 6.30% from December 1, 2005 to April 15, 2010. At December 31, 2007 and 2006, the entire loan was outstanding with an interest rate of 6.30%.

        At December 31, 2007, the Company was in compliance with all applicable loan covenants.

        At December 31, 2007, the Company had cash and cash equivalents available of $85.3 million.

  Off-Balance Sheet Arrangements

        The Company has an ownership interest in a number of joint ventures as detailed in Note 4 to the Company's Consolidated Financial Statements included herein. The Company accounts for those investments that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the Consolidated Balance Sheets of the Company as "Investments in Unconsolidated Joint Ventures." A pro rata share of the mortgage debt on these properties is shown in "Item 2. Properties--Mortgage Debt."

        In addition, certain joint ventures also have debt that could become recourse debt to the Company or its subsidiaries, in excess of the Company's pro rata share, should the joint ventures be unable to discharge the obligations of the related debt.

        The following reflects the maximum amount of debt principal that could recourse to the Company at December 31, 2007 (in thousands):

Property	Recourse Debt	Maturity Date
Boulevard Shops	$4,280	12/17/2010
Chandler Village Center	4,375	1/15/2011

	$8,655

        Additionally, as of December 31, 2007, the Company is contingently liable for $6.4 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

  Long-term Contractual Obligations

        The following is a schedule of long-term contractual obligations (as of December 31, 2007) for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)	$6,087,693	$455,713	$2,390,249	$2,014,591	$1,227,140
Operating lease obligations(1)	670,038	14,771	29,624	29,250	596,393
Purchase obligations(1)	103,419	103,419	--	--	--
Other long-term liabilities	393,102	393,102	--	--	--

	$7,254,252	$967,005	$2,419,873	$2,043,841	$1,823,533

(1)
See Note 15—Commitments and Contingencies of the Company's Consolidated Financial Statements.

Funds From Operations

        The Company uses FFO in addition to net income to report its operating and financial results and considers FFO and FFO--diluted as supplemental measures for the real estate industry and a supplement to GAAP measures. The National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss) computed in accordance with GAAP, excluding gains (or losses) from extraordinary items and sales of depreciated operating properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. FFO and FFO on a fully diluted basis are useful to investors in comparing operating and financial results between periods. This is especially true since FFO excludes real estate depreciation and amortization as the Company believes real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time. FFO on a fully diluted basis is one of the measures investors find most useful in measuring the dilutive impact of outstanding convertible securities. FFO does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net income as defined by GAAP and is not indicative of cash available to fund all cash flow needs. FFO, as presented, may not be comparable to similarly titled measures reported by other real estate investment trusts. The reconciliation of FFO and FFO--diluted to net income available to common stockholders is provided below.

        The following reconciles net income available to common stockholders to FFO and FFO--diluted (dollars in thousands):

	2007	2006	2005	2004	2003
Net income--available to common stockholders	$71,661	$228,022	$52,588	$82,493	$113,218
Adjustments to reconcile net income to FFO--basic:
Minority interest in the Operating Partnership	12,675	42,821	12,450	19,870	28,907
Gain on sale of consolidated assets	(9,771)	(241,732)	(1,530)	(8,041)	(34,451)
Add: Gain on undepreciated assets--consolidated assets	8,047	8,827	1,068	939	1,054
Add: Minority interest share of gain on sale of consolidated joint ventures	760	36,831	239	--	--
Gain on sale of assets from unconsolidated entities (pro rata)	(400)	(725)	(1,954)	(3,353)	(155)
Add: Gain on sale of undepreciated assets--from unconsolidated entities (pro rata)	2,793	725	2,092	3,464	387
Depreciation and amortization on consolidated centers	231,541	231,247	203,065	144,828	109,569
Depreciation and amortization on joint ventures and from management companies (pro rata)	88,807	82,745	73,247	61,060	45,133
Less: depreciation on personal property and amortization of loan costs and interest rate caps	(8,244)	(15,722)	(14,724)	(11,228)	(9,346)

FFO--basic	397,869	373,039	326,541	290,032	254,316
Additional adjustments to arrive at FFO--diluted:
Impact of convertible preferred stock	10,058	10,083	9,648	9,140	14,816
Impact of non-participating convertible preferred units	--	--	642	--	--

FFO--diluted	$407,927	$383,122	$336,831	$299,172	$269,132

Weighted average number of FFO shares outstanding for:
FFO--basic(1)	84,467	84,138	73,250	72,715	67,332
Adjustments for the impact of dilutive securities in computing FFO--diluted:
Convertible preferred stock	3,512	3,627	3,627	3,627	7,386
Non-participating convertible preferred units	--	--	197	--	--
Stock options	293	293	323	385	480

FFO--diluted(2)	88,272	88,058	77,397	76,727	75,198

(1)
Calculated based upon basic net income as adjusted to reach basic FFO. As of December 31, 2007, 2006, 2005, 2004 and 2003, 12.5 million, 13.2 million, 13.5 million, 14.2 million and 14.2 million of aggregate OP Units and Westcor partnership units were outstanding, respectively. The Westcor partnership units were converted to OP Units on July 27, 2004 which were subsequently redeemed for common stock on October 4, 2005.

(2)
The computation of FFO--diluted shares outstanding includes the effect of share and unit-based compensation plans and convertible senior notes using the treasury stock method. It also assumes the conversion of MACWH, LP common and preferred units to the extent that they are dilutive to the FFO computation (See Note 12--"Acquisitions of the Company's Notes to the Consolidated Financial Statements"). On February 25, 1998, the Company sold $100 million of its Series A Preferred Stock. On June 16, 1998, the Company sold $150 million of its Series B Preferred Stock. On September 9, 2003, 5.5 million shares of Series B Preferred Stock were converted into common shares. On October 18, 2007, 0.6 million shares of Series A Preferred Stock were converted into common shares. The preferred stock can be converted on a one-for-one basis for common stock. The then outstanding preferred shares are assumed converted for purposes of 2007, 2006, 2005, 2004 and 2003 FFO--diluted as they are dilutive to that calculation.

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

        The following table sets forth information as of December 31, 2007 concerning the Company's long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV") (dollars in thousands):

	For the years ending December 31,
	2008	2009	2010	2011	2012	Thereafter	Total	FV
CONSOLIDATED CENTERS:
Long term debt:
Fixed rate(1)	$327,747	$355,615	$1,036,927	$718,914	$1,206,230	$1,160,003	$4,805,436	$4,821,439
Average interest rate	6.02%	6.24%	6.49%	5.58%	4.09%	5.79%	5.57%
Floating rate	102,000	190,522	665,000	--	--	--	957,522	957,522
Average interest rate	6.12%	6.11%	6.18%				6.15%

Total debt--Consolidated Centers	$429,747	$546,137	$1,701,927	$718,914	$1,206,230	$1,160,003	$5,762,958	$5,778,961

JOINT VENTURE CENTERS:
Long term debt (at Company's pro rata share):
Fixed rate	$70,356	$237,996	$122,203	$33,504	$169,206	$992,184	$1,625,449	$1,681,623
Average interest rate	5.73%	5.89%	6.79%	6.11%	6.99%	5.56%	5.89%
Floating rate	83,331	25,988	19,343	66,300	--	--	194,962	194,962
Average interest rate	5.89%	7.24%	6.03%	5.92%			6.09%

Total debt--Joint Venture Centers	$153,687	$263,984	$141,546	$99,804	$169,206	$992,184	$1,820,411	$1,876,585

(1)
Fixed rate debt includes the $450 million floating rate term note and $400 million of the line of credit balance. These amounts have effective fixed rates over the remaining terms due to swap agreements as discussed below.

        The consolidated Centers' total fixed rate debt at December 31, 2007 and 2006 was $4.8 billion and $3.8 billion, respectively. The average interest rate on fixed rate debt at December 31, 2007 and 2006 was 5.57% and 5.99%, respectively. The consolidated Centers' total floating rate debt at December 31, 2007 and 2006 was $1.0 billion and $1.2 billion, respectively. The average interest rate on floating rate debt at December 31, 2007 and 2006 was 6.15% and 6.59%, respectively.

        The Company's pro rata share of the Joint Venture Centers' fixed rate debt at December 31, 2007 and 2006 was $1.6 billion and $1.5 billion, respectively. The average interest rate on fixed rate debt at December 31, 2007 and 2006 was 5.89% and 5.84%, respectively. The Company's pro rata share of the Joint Venture Centers' floating rate debt at December 31, 2007 and 2006 was $195.0 million and $198.4 million, respectively. The average interest rate on the floating rate debt at December 31, 2007 and 2006 was 6.09% and 6.33%, respectively.

        The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (See "Note 5--Derivative Instruments and Hedging Activities" of the Company's Consolidated Financial Statements).

        The following are outstanding derivatives at December 31, 2007 (amounts in thousands):

Property/Entity	Notional Amount	Product	Rate	Maturity	Company's Ownership	Fair Value(1)
Camelback Colonnade	$41,500	Cap	8.54%	11/15/2008	75%	$--
Desert Sky Mall	51,500	Cap	7.65%	3/15/2008	50%	--
Greece Ridge Center	72,000	Cap	7.95%	12/15/2008	100%	--
La Cumbre Plaza	30,000	Cap	7.12%	8/9/2008	100%	--
Metrocenter Mall	37,380	Cap	7.25%	2/15/2009	15%	--
Metrocenter Mall	11,500	Cap	5.25%	2/15/2009	15%	--
Panorama Mall	50,000	Cap	6.65%	3/1/2008	100%	--
Superstition Springs Center	67,500	Cap	8.63%	9/9/2008	33.33%	--
Metrocenter Mall	112,000	Swap	3.86%	2/15/2009	15%	20
Metrocenter Mall	133,597	Swap	4.57%	2/15/2009	15%	(154)
The Operating Partnership	450,000	Swap	4.80%	4/25/2010	100%	(11,377)
The Operating Partnership	400,000	Swap	5.33%	4/25/2011	100%	(16,147)

(1)
Fair value at the Company's ownership percentage.

        Interest rate cap agreements ("Cap") offer protection against floating rates on the notional amount from exceeding the rates noted in the above schedule, and interest rate swap agreements ("Swap") effectively replace a floating rate on the notional amount with a fixed rate as noted above.

        In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $11.5 million per year based on $1.1 billion outstanding of floating rate debt at December 31, 2007.

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

        However, based on their evaluation as of December 31, 2007, the Company's Chief Executive Officer and Chief Financial Officer, have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

  Management's Report on Internal Control over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. The Company's management concluded that, as of December 31, 2007, its internal control over financial reporting was effective based on these criteria.

Changes in Internal Control over Financial Reporting

        There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Macerich Company
Santa Monica, California

        We have audited the internal control over financial reporting of The Macerich Company and subsidiaries (the "Company") as December 31, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2007, of the Company and our report dated

February 27, 2008, expressed an unqualified opinion on those financial statements and financial statement schedules.

Deloitte & Touche LLP
Los Angeles, California

February 27, 2008

ITEM 9A(T).    CONTROLS AND PROCEDURES

        Not Applicable

ITEM 9B.    OTHER INFORMATION

        None

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        There is hereby incorporated by reference the information which appears under the captions "Information Regarding Nominees and Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Audit Committee Matters" and "Codes of Ethics" in the Company's definitive proxy statement for its 2008 Annual Meeting of Stockholders that is responsive to the information required by this Item.

        During 2007, there were no material changes to the procedures described in the Company's proxy statement relating to the 2007 Annual Meeting of Stockholders by which stockholders may recommend nominees to the Company.

ITEM 11.    EXECUTIVE COMPENSATION

        There is hereby incorporated by reference the information which appears under the caption "Election of Directors" in the Company's definitive proxy statement for its 2008 Annual Meeting of Stockholders that is responsive to the information required by this Item. Notwithstanding the foregoing, the Compensation Committee Report set forth therein shall not be incorporated by reference herein, in any of the Company's prior or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent the Company specifically incorporates such report by reference therein and shall not be otherwise deemed filed under either of such Acts.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        There is hereby incorporated by reference the information which appears under the captions "Principal Stockholders," "Information Regarding Nominees and Directors" and "Executive Officers" in the Company's definitive proxy statement for its 2008 Annual Meeting of Stockholders that is responsive to the information required by this Item.

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

  Summary Table

        The following table sets forth, for the Company's equity compensation plans, the number of shares of Common Stock subject to outstanding options, warrants and rights, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of December 31, 2007.

Plan Category	Number of shares of Common Stock to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights(1) (b)	Number of shares of Common stock remaining available for future issuance under equity compensation plans (excluding shares reflected in column(a)) (c)
Equity Compensation Plans approved by stockholders	879,664	(2)	$35.54	5,664,249	(3)
Equity Compensation Plans not approved by stockholders	15,000	(4)	$30.75	--

Total	894,664		$35.46	5,664,249

(1)
Weighted average exercise price of outstanding options does not include stock units or limited operating partnership units.

(2)
Represents 484,322 shares subject to outstanding options under the 1994 Plan and 2003 Plan, 272,967 shares which may be issued upon redemption of LTIP Units or operating partnership units under the 2003 Plan, and 114,875 shares underlying stock units, payable on a one-for-one basis, credited to stock unit accounts under the Director Phantom Stock Plan, and 7,500 shares subject to outstanding options under the Director Plan.

(3)
Of these shares, 4,827,349 were available for options, stock appreciation rights, restricted stock, stock units, stock bonuses, performance based awards, dividend equivalent rights and operating partnership units or other convertible or exchangeable units under the 2003 Plan, 117,263 were available for the issuance of stock units under the Director Phantom Stock Plan and 719,637 were available for issuance under the Employee Stock Purchase Plan.

(4)
Represents 15,000 shares subject to outstanding options under the 2000 Plan. The 2000 Plan did not require approval of, and has not been approved by, the Company's stockholders. No additional awards will be made under the 2000 Plan. The 2000 Plan generally provided for the grant of options, stock appreciation rights, restricted stock awards, stock units, stock bonuses and dividend equivalent rights to employees, directors and consultants of the Company or its subsidiaries. The only awards that were granted under the 2000 Plan were stock options and restricted stock. The stock options granted generally expire not more than 10 years after the date of grant and vest in three equal annual installments, commencing on the first anniversary of the grant date. The restricted stock grants generally vest in equal installments over three years.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        There is hereby incorporated by reference the information which appears under the captions "Certain Transactions" and "The Board of Directors and its Committees" in the Company's definitive proxy statement for its 2008 Annual Meeting of Stockholders that is responsive to the information required by this Item.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        There is hereby incorporated by reference the information which appears under the captions "Principal Accountant Fees and Services" and "Audit Committee Pre-Approval Policy" in the Company's definitive proxy statement for its 2008 Annual Meeting of Stockholders that is responsive to the information required by this Item.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Macerich Company
Santa Monica, California

        We have audited the accompanying consolidated balance sheets of The Macerich Company and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(4). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits. We did not audit the consolidated financial statements or the consolidated financial statement schedules of SDG Macerich Properties, L.P. (the "Partnership"), the Company's investment in which is reflected in the accompanying consolidated financial statements using the equity method of accounting. The Company's equity of $38,947,000 and $50,696,000 in the Partnership's net assets at December 31, 2007 and 2006, respectively, and $7,324,000, $11,197,000 and $15,537,000 in the Partnership's net income for the three years ended December 31, 2007 are included in the accompanying consolidated financial statements. These statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the Partnership, is based solely on the report of the other auditors.

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

        In our opinion, based on our report and the reports of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of The Macerich Company and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits and the report of the other auditors, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

Deloitte & Touche LLP
Los Angeles, California

February 27, 2008

THE MACERICH COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	December 31,
	2007	2006
ASSETS:
Property, net	$6,321,491	$5,755,283
Cash and cash equivalents	85,273	269,435
Restricted cash	68,384	66,376
Marketable securities	29,043	30,019
Tenant receivables, net	137,498	117,855
Deferred charges and other assets, net	386,802	307,825
Loans to unconsolidated joint ventures	604	708
Due from affiliates	5,729	4,282
Investments in unconsolidated joint ventures	835,662	1,010,380
Assets held for sale	250,648	--

Total assets	$8,121,134	$7,562,163

LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY:
Mortgage notes payable:
Related parties	$225,848	$151,311
Others	3,102,422	3,179,787

Total	3,328,270	3,331,098
Bank and other notes payable	2,434,688	1,662,781
Accounts payable and accrued expenses	97,086	86,127
Other accrued liabilities	289,660	212,249
Preferred dividends payable	6,356	6,199

Total liabilities	6,156,060	5,298,454

Minority interest	338,700	387,183

Commitments and contingencies
Class A participating convertible preferred units	213,786	213,786

Class A non-participating convertible preferred units	16,459	21,501

Series A cumulative convertible redeemable preferred stock, $.01 par value, 3,627,131 shares authorized, 3,067,131 and 3,627,131 shares issued and outstanding at December 31, 2007 and 2006, respectively	83,495	98,934

Common stockholders' equity:
Common stock, $.01 par value, 145,000,000 shares authorized, 72,311,763 and 71,567,908 shares issued and outstanding at December 31, 2007 and 2006, respectively	723	716
Additional paid-in capital	1,654,199	1,717,498
Accumulated deficit	(317,780)	(178,249)
Accumulated other comprehensive (loss) income	(24,508)	2,340

Total common stockholders' equity	1,312,634	1,542,305

Total liabilities, preferred stock and common stockholders' equity	$8,121,134	$7,562,163

The accompanying notes are an integral part of these financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

	For The Years Ended December 31,
	2007	2006	2005
Revenues:
Minimum rents	$521,122	$489,078	$423,759
Percentage rents	26,816	24,667	24,152
Tenant recoveries	273,913	254,526	214,832
Management Companies	39,752	31,456	26,128
Other	34,765	29,929	22,953

Total revenues	896,368	829,656	711,824

Expenses:
Shopping center and operating expenses	284,687	262,127	223,905
Management Companies' operating expenses	73,761	56,673	52,840
REIT general and administrative expenses	16,600	13,532	12,106
Depreciation and amortization	236,241	224,273	193,145

	611,289	556,605	481,996

Interest expense:
Related parties	13,390	10,858	9,638
Other	250,336	263,809	227,459

	263,726	274,667	237,097

Total expenses	875,015	831,272	719,093
Minority interest in consolidated joint ventures	(3,730)	(3,667)	(700)
Equity in income of unconsolidated joint ventures	81,458	86,053	76,303
Income tax benefit (provision)	470	(33)	2,031
Gain on sale of assets	12,146	38	1,253
Loss on early extinguishment of debt	(877)	(1,835)	(1,666)

Income from continuing operations	110,820	78,940	69,952
Discontinued operations:
(Loss) gain on sale of assets	(2,409)	204,863	277
Income from discontinued operations	804	11,376	13,907

Total (loss) income from discontinued operations	(1,605)	216,239	14,184

Income before minority interest and preferred dividends	109,215	295,179	84,136
Less: minority interest in Operating Partnership	12,675	42,821	12,450

Net income	96,540	252,358	71,686
Less: preferred dividends	24,879	24,336	19,098

Net income available to common stockholders	$71,661	$228,022	$52,588

Earnings per common share—basic:
Income from continuing operations	$1.02	$0.65	$0.70
Discontinued operations	(0.02)	2.57	0.19

Net income	$1.00	$3.22	$0.89

Earnings per common share—diluted:
Income from continuing operations	$1.02	$0.73	$0.69
Discontinued operations	(0.02)	2.46	0.19

Net income	$1.00	$3.19	$0.88

Weighted average number of common shares outstanding:
Basic	71,768,000	70,826,000	59,279,000

Diluted	84,760,000	88,058,000	73,573,000

The accompanying notes are an integral part of these financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

(Dollars in thousands, except per share data)

	Common Stock
			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) income	Unamortized Restricted Stock	Total Common Stockholders' Equity
	Shares	Par Value
Balance January 1, 2005	58,785,694	$586	$1,029,940	$(103,489)	$1,092	$(14,596)	$913,533

Comprehensive income (loss):
Net income	--	--	--	71,686	--	--	71,686
Reclassification of deferred losses	--	--	--	--	1,351	--	1,351
Interest rate swap/cap agreements	--	--	--	--	(2,356)	--	(2,356)

Total comprehensive income (loss)	--	--	--	71,686	(1,005)	--	70,681
Issuance of restricted stock	260,898	3	12,393	--	--	--	12,396
Unvested restricted stock	(260,898)	(3)	--	--	--	(12,393)	(12,396)
Amortization of share and unit-based plans	247,371	3	--	--	--	11,525	11,528
Exercise of stock options	182,237	2	4,595	--	--	--	4,597
Distributions paid ($2.63) per share	--	--	--	(158,104)	--	--	(158,104)
Preferred dividends	--	--	--	(19,098)	--	--	(19,098)
Conversion of Operating Partnership Units	726,250	8	21,587	--	--	--	21,595
Adjustment to reflect minority interest on a pro rata basis for period end ownership percentage of Operating Partnership Units	--	--	(17,624)	--	--	--	(17,624)

Balance December 31, 2005	59,941,552	599	1,050,891	(209,005)	87	(15,464)	827,108

Comprehensive income:
Net income	--	--	--	252,358	--	--	252,358
Reclassification of deferred losses	--	--	--	--	1,510	--	1,510
Interest rate swap/cap agreements	--	--	--	--	743	--	743

Total comprehensive income	--	--	--	252,358	2,253	--	254,611
Amortization of share and unit-based plans	415,787	4	15,406	--	--	--	15,410
Exercise of stock options	14,101	--	260	--	--	--	260
Employee stock purchases	3,365	--	203	--	--	--	203
Common stock offering, gross	10,952,381	110	761,081	--	--	--	761,191
Underwriting and offering costs	--	--	(14,706)	--	--	--	(14,706)
Distributions paid ($2.75) per share	--	--	--	(197,266)	--	--	(197,266)
Preferred dividends	--	--	--	(24,336)	--	--	(24,336)
Conversion of Operating Partnership Units	240,722	3	9,916	--	--	--	9,919
Change in accounting principle due to adoption of SFAS No. 123(R)			(15,464)			15,464	--
Reclassification upon adoption of SFAS No. 123(R)	--	--	6,000	--	--	--	6,000
Adjustment to reflect minority interest on a pro rata basis for period end ownership percentage of Operating Partnership Units	--	--	(96,089)	--	--	--	(96,089)

Balance December 31, 2006	71,567,908	716	1,717,498	(178,249)	2,340	--	1,542,305

Comprehensive income:
Net income	--	--	--	96,540	--	--	96,540
Reclassification of deferred losses	--	--	--	--	967	--	967
Interest rate swap/cap agreements	--	--	--	--	(27,815)	--	(27,815)

Total comprehensive income (loss)	--	--	--	96,540	(26,848)	--	69,692
Amortization of share and unit-based plans	215,132	2	21,407	--	--	--	21,409
Exercise of stock options	23,500	--	672	--	--	--	672
Employee stock purchases	13,184	--	881	--	--	--	881
Distributions paid ($2.93) per share	--	--	--	(211,192)	--	--	(211,192)
Preferred dividends	--	--	--	(24,879)	--	--	(24,879)
Conversion of partnership units and Class A non-participating convertible preferred units	739,039	7	20,757	--	--	--	20,764
Repurchase of common shares	(807,000)	(8)	(74,962)	--	--	--	(74,970)
Conversion of preferred shares to common shares	560,000	6	15,433	--	--	--	15,439
Purchase of capped calls on convertible senior notes	--	--	(59,850)	--	--	--	(59,850)
Change in accounting principle due to adoption of FIN 48	--	--	(1,574)	--	--	--	(1,574)
Adjustment to reflect minority interest on a pro rata basis for period end ownership percentage of Operating Partnership units	--	--	13,937	--	--	--	13,937

Balance December 31, 2007	72,311,763	$723	$1,654,199	$(317,780)	$(24,508)	$--	$1,312,634

The accompanying notes are an integral part of these financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For The Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income available to common stockholders	$71,661	$228,022	$52,588
Preferred dividends	24,879	24,336	19,098

Net income	96,540	252,358	71,686
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt	877	1,835	1,666
Gain on sale of assets	(12,146)	(38)	(1,253)
Loss (gain) on sale of assets of discontinued operations	2,409	(204,863)	(277)
Depreciation and amortization	243,095	236,670	208,932
Amortization of net premium on mortgage and bank and other notes payable	(9,883)	(11,835)	(10,193)
Amortization of share and unit-based plans	12,344	9,607	8,286
Minority interest in Operating Partnership	12,675	42,821	12,450
Minority interest in consolidated joint ventures	3,736	4,101	600
Equity in income of unconsolidated joint ventures	(81,458)	(86,053)	(76,303)
Distributions of income from unconsolidated joint ventures	4,118	4,106	9,010
Changes in assets and liabilities, net of acquisitions and dispositions:
Tenant receivables, net	(20,001)	(22,319)	(6,400)
Other assets	(33,375)	8,303	31,517
Accounts payable and accrued expenses	23,959	(14,000)	5,181
Due from affiliates	(1,477)	(24)	(14,276)
Other accrued liabilities	84,657	(8,819)	(5,330)

Net cash provided by operating activities	326,070	211,850	235,296

Cash flows from investing activities:
Acquisitions of property, development, redevelopment and property improvements	(1,043,800)	(822,903)	(171,842)
Payment of acquisition deposits	(51,943)	--	--
Issuance of note receivable	--	(10,000)	--
Purchase of marketable securities	--	(30,307)	--
Maturities of marketable securities	1,322	444	--
Deferred leasing costs	(34,753)	(29,688)	(21,837)
Distributions from unconsolidated joint ventures	274,303	187,269	155,537
Contributions to unconsolidated joint ventures	(38,769)	(31,499)	(101,429)
Repayments of loans to unconsolidated joint ventures	104	707	5,228
Proceeds from sale of assets	30,261	610,578	6,945
Restricted cash	(2,008)	(1,337)	(4,550)

Net cash used in investing activities	(865,283)	(126,736)	(131,948)

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

Cash flows from financing activities:
Proceeds from mortgages and bank and other notes payable	2,296,530	1,912,179	483,127
Payments on mortgages and bank and other notes payable	(1,535,017)	(2,329,827)	(286,369)
Deferred financing costs	(2,482)	(6,886)	(4,141)
Purchase of Capped Calls	(59,850)	--	--
Repurchase of common stock	(74,970)	--	--
Proceeds from share and unit-based plans	1,553	463	4,597
Net proceeds from stock offering	--	746,805	--
Dividends and distributions	(245,991)	(269,419)	(202,078)
Dividends to preferred stockholders / preferred unit holders	(24,722)	(24,107)	(15,485)

Net cash provided by (used in) financing activities	355,051	29,208	(20,349)

Net (decrease) increase in cash	(184,162)	114,322	82,999
Cash and cash equivalents, beginning of year	269,435	155,113	72,114

Cash and cash equivalents, end of year	$85,273	$269,435	$155,113

Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$280,820	$282,987	$244,474

Non-cash transactions:
Increase in other accrued liabilities and additional paid-in capital recorded upon adoption of FIN 48	$1,574	$--	$--

Reclassification from other accrued liabilities to additional paid-in capital recorded upon adoption of SFAS No. 123(R)	$--	$6,000	$--

Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$54,308	$25,754	$9,697

Acquisition of property by issuance of bank notes payable	$--	$--	$1,198,503

Acquisition of property by assumption of mortgage notes payable	$4,300	$--	$809,542

Acquisition of property by issuance of convertible preferred units and common units	$--	$--	$241,103

The accompanying notes are an integral part of these financial statements.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in thousands, except per share amounts)

1. Organization:

        The Macerich Company (the "Company") is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community shopping centers (the "Centers") located throughout the United States.

        The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of December 31, 2007, the Company is the sole general partner of and assuming conversion of the preferred units holds an 85% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The interests in the Operating Partnership are known as OP Units. OP Units not held by the Company are redeemable, subject to certain restrictions, on a one-for-one basis for the Company's common stock or cash at the Company's option.

        The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. The 15% limited partnership interest of the Operating Partnership not owned by the Company is reflected in these financial statements as minority interest.

        The property management, leasing and redevelopment of the Company's portfolio is provided by the Company's management companies, Macerich Property Management Company, LLC, ("MPMC, LLC") a single member Delaware limited liability company, Macerich Management Company ("MMC"), a California corporation, Westcor Partners, L.L.C., a single member Arizona limited liability company, Macerich Westcor Management LLC, a single member Delaware limited liability company, Westcor Partners of Colorado, LLC, a Colorado limited liability company, MACW Mall Management, Inc., a New York corporation, and MACW Property Management, LLC, a New York single member limited liability company. These last two management companies are collectively referred to herein as the "Wilmorite Management Companies." The three Westcor management companies are collectively referred to herein as the "Westcor Management Companies." All seven of the management companies are collectively referred to herein as the "Management Companies."

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

2. Summary of Significant Accounting Policies: (Continued)

  Tenant Receivables:

        Included in tenant receivables are allowances for doubtful accounts of $2,417 and $2,700 at December 31, 2007 and 2006, respectively. Also included in tenant receivables are accrued percentage rents of $10,067 and $11,086 at December 31, 2007 and 2006, respectively.

  Revenues:

        Minimum rental revenues are recognized on a straight-line basis over the term of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight-line rent adjustment." Rental income was increased by $10,217, $7,759 and $6,703 due to the straight-line rent adjustment during the years ended December 31, 2007, 2006 and 2005, respectively. Percentage rents are recognized and accrued when tenants' specified sales targets have been met.

        Estimated recoveries from certain tenants for their pro rata share of real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred. Other tenants pay a fixed rate and these tenant recoveries are recognized into revenue on a straight-line basis over the term of the related leases.

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

  Acquisitions:

        The Company accounts for all acquisitions in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." The Company first determines the value of the

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

2. Summary of Significant Accounting Policies: (Continued)

land and buildings utilizing an "as if vacant" methodology. The Company then assigns a fair value to any debt assumed at acquisition. The balance of the purchase price is allocated to tenant improvements and identifiable intangible assets or liabilities. Tenant improvements represent the tangible assets associated with the existing leases valued on a fair market value basis at the acquisition date prorated over the remaining lease terms. The tenant improvements are classified as an asset under real estate investments and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases which come in three forms: (i) leasing commissions and legal costs, which represent the value associated with "cost avoidance" of acquiring in-place leases, such as lease commissions paid under terms generally experienced in the Company's markets; (ii) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the "assumed vacant" property to the occupancy level when purchased; and (iii) above or below market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks. Leasing commissions and legal costs are recorded in deferred charges and other assets and are amortized over the remaining lease terms. The value of in-place leases are recorded in deferred charges and other assets and amortized over the remaining lease terms plus an estimate of renewal of the acquired leases. Above or below market leases are classified in deferred charges and other assets or in other accrued liabilities, depending on whether the contractual terms are above or below market, and the asset or liability is amortized to rental revenue over the remaining terms of the leases.

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

2. Summary of Significant Accounting Policies: (Continued)

        The range of the terms of the agreements is as follows:

Deferred lease costs	1-15 years
Deferred financing costs	1-15 years
In-place lease values	Remaining lease term plus an estimate for renewal
Leasing commissions and legal costs	5-10 years

  Accounting for the Impairment or Disposal of Long-Lived Assets:

        The Company assesses whether there has been impairment in the value of its long-lived assets by considering expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenants' ability to perform their duties and pay rent under the terms of the leases. The determination of recoverability is made based upon the estimated undiscounted future net cash flows, excluding interest expense. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by an undiscounted cash flows analysis, with the carrying value of the related assets. Long-lived assets classified as held for sale are measured at the lower of the carrying amount or fair value less cost to sell. Management does not believe impairment has occurred in its net property carrying values at December 31, 2007 or 2006.

  Fair Value of Financial Instruments:

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

        No Center or tenant generated more than 10% of total revenues during 2007, 2006 or 2005.

        Mervyn's represented 3.3% and Limited Brands, Inc. represented 3.5% and 4.1% of the minimum rents for the years ended December 31, 2007, 2006 and 2005, respectively. No other retailer represented more than 2.7%, 2.9% and 3.6% of the minimum rents during the years ended December 31, 2007, 2006 and 2005, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

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

  Recent Accounting Pronouncements:

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised), "Share-Based Payment." SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. The Company adopted this statement as of January 1, 2006. See Note 16--Share and Unit-Based Plans, for the impact of the adoption of SFAS No. 123(R) on the results of operations.

        In March 2005, FASB issued Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations--an interpretation of SFAS No. 143." FIN 47 requires that a liability be recognized for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. The Company adopted FIN 47 on January 1, 2005. As a result of the Company's adoption, the Company recorded an additional liability of $615 in 2005.

        In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--An Amendment of FASB Statements No. 133 and 140." This statement amended SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement also established a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. The adoption of SFAS No. 155 on January 1, 2007 did not have a material impact on the Company's consolidated results of operations or financial condition.

        In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of previously recognized income tax benefits, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 on January 1, 2007. See Note 19--Income Taxes for the impact of the adoption of FIN 48 on the Company's results of operations and financial condition.

        In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108. SAB No. 108 establishes a framework for quantifying materiality of financial statement misstatements. The adoption of SAB No. 108 did not have a material impact on the Company's consolidated results of operations or financial condition.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

2. Summary of Significant Accounting Policies: (Continued)

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 ("FSP FAS 157-1"). FSP FAS 157-1 defers the effective date of Statement 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS 157-1 also excludes from the scope of SFAS 157 certain leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, Accounting for Leases. The Company adopted SFAS 157 and FSP FAS 157-1 on a prospective basis effective January 1, 2008. The adoption of SFAS 157 and FSP FAS 157-1 did not have a material impact on the Company's results of operations or financial condition.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115." SFAS No. 159 permits, at the option of the reporting entity, measurement of certain assets and liabilities at fair value. The Company adopted SFAS No. 159 on January 1, 2008. The adoption of SFAS No. 159 did not have a material effect on the Company's results of operations or financial condition as the Company did not elect to apply the fair value option to eligible financial instruments on that date.

        In December 2007, the FASB issued SFAS No. 141 (revised), "Business Combinations." SFAS No. 141(R) requires all assets and assumed liabilities, including contingent liabilities, in a business combination to be recorded at their acquisition-date fair value rather than at historical costs. The Company is required to adopt SFAS No. 141 (R) on January 1, 2009. The Company is currently evaluating the impact of adoption on the Company's results of operations and financial condition.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--an amendment to ARB No. 51". SFAS No. 160 clarifies the accounting for noncontrolling interest or minority interest in a subsidiary included in consolidated financial statements. The Company is required to adopt SFAS No. 160 on January 1, 2009 and the Company is currently evaluating the impact of the adoption on the Company's results of operations and financial condition.

3. Earnings per Share ("EPS"):

        The computation of basic earnings per share is based on net income and the weighted average number of common shares outstanding for the years ended December 31, 2007, 2006 and 2005. The computation of diluted earnings per share includes the dilutive effect of share and unit-based compensation plans and convertible senior notes calculated using the treasury stock method and the dilutive effect of all other dilutive securities calculated using the "if converted" method. The OP Units and MACWH, LP common units not held by the Company have been included in the diluted EPS calculation since they may be redeemed on a one-for-one basis for common stock or cash, at the Company's option.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

3. Earnings per Share ("EPS"): (Continued)

        The following table reconciles the basic and diluted earnings per share calculation for the years ended December 31:

	2007			2006			2005
	Net Income	Shares	Per Share	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Net income	$96,540			$252,358			$71,686
Less: preferred dividends(1)	24,879			24,336			19,098

Basic EPS:
Net income available to common stockholders	71,661	71,768	$1.00	228,022	70,826	$3.22	52,588	59,279	$0.89
Diluted EPS:
Conversion of partnership units	12,675	12,699		42,821	13,312		12,450	13,971
Employee stock options	--	293		--	293		--	323
Convertible preferred stock(2)	--	--		10,083	3,627		--	--

Net income available to common stockholders	$84,336	84,760	$1.00	$280,926	88,058	$3.19	$65,038	73,573	$0.88

(1)
Preferred dividends include convertible preferred unit dividends of $14,821, $14,253 and $9,449 for the years ended December 31, 2007, 2006 and 2005, respectively (See Note 12--Acquisitions).

(2)
The preferred stock (See Note 22--Cumulative Convertible Redeemable Preferred Stock) can be converted on a one-for-one basis for common stock. The convertible preferred stock was dilutive to net income in 2006 and antidilutive to net income for 2007 and 2005.

        The minority interest of the Operating Partnership as reflected in the Company's consolidated statements of operations has been allocated for EPS calculations as follows for the years ended December 31:

	2007	2006	2005
Income from continuing operations	$12,917	$8,634	$9,756
Discontinued operations:
(Loss) gain on sale of assets	(361)	32,390	53
Income from discontinued operations	119	1,797	2,641

Total minority interest in Operating Partnership	$12,675	$42,821	$12,450

        The Company had an 85% and an 84% ownership interest in the Operating Partnership as of December 31, 2007 and 2006, respectively. The remaining 15% and 16% limited partnership interest as of December 31, 2007 and 2006, respectively, was owned by certain of the Company's executive officers and directors, certain of their affiliates, and other outside investors in the form of limited partnership units. The limited partnership units may be redeemed on a one-for-one basis for common shares or cash, at the Company's option. The redemption value for each limited partnership unit of the Company as of any balance sheet date is the amount equal to the average of the closing quoted price per share of the Company's common stock, par value $.01 per share, as reported on the New York Stock Exchange for the ten trading days immediately preceding the respective balance sheet date. Accordingly, as of December 31, 2007 and 2006, the aggregate redemption value of the then-outstanding OP units not owned by the Company was $904,150 and $1,107,097, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

4. Investments in Unconsolidated Joint Ventures:

        The following are the Company's investments in various joint ventures or properties jointly owned with third parties. The Operating Partnership's interest in each joint venture as of December 31, 2007 is as follows:

Joint Venture	Operating Partnership's Ownership %(1)
Biltmore Shopping Center Partners LLC	50.0%
Camelback Colonnade SPE LLC	75.0%
Chandler Festival SPE, LLC	50.0%
Chandler Gateway SPE LLC	50.0%
Chandler Village Center, LLC	50.0%
Coolidge Holding LLC	37.5%
Corte Madera Village, LLC	50.1%
Desert Sky Mall--Tenants in Common	50.0%
East Mesa Land, L.L.C.	50.0%
East Mesa Mall, L.L.C.--Superstition Springs Center	33.3%
Jaren Associates #4	12.5%
Kierland Tower Lofts, LLC	15.0%
Macerich Northwestern Associates	50.0%
Macerich SanTan Village Phase 2 SPE LLC—SanTan Village Power Center	34.9%
MetroRising AMS Holding LLC	15.0%
New River Associates--Arrowhead Towne Center	33.3%
NorthPark Land Partners, LP	50.0%
NorthPark Partners, LP	50.0%
Pacific Premier Retail Trust	51.0%
PHXAZ/Kierland Commons, L.L.C.	24.5%
Propcor Associates	25.0%
Propcor II Associates, LLC--Boulevard Shops	50.0%
Scottsdale Fashion Square Partnership	50.0%
SDG Macerich Properties, L.P.	50.0%
The Market at Estrella Falls LLC	35.1%
Tysons Corner Holdings LLC	50.0%
Tysons Corner LLC	50.0%
Tysons Corner Property Holdings II LLC	50.0%
Tysons Corner Property Holdings LLC	50.0%
Tysons Corner Property LLC	50.0%
W.M. Inland, L.L.C.	50.0%
West Acres Development, LLP	19.0%
Westcor/Gilbert, L.L.C.	50.0%
Westcor/Goodyear, L.L.C.	50.0%
Westcor/Queen Creek Commercial LLC	37.7%
Westcor/Queen Creek LLC	37.7%
Westcor/Queen Creek Medical LLC	37.7%

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Westcor/Queen Creek Residential LLC	37.6%
Westcor/Surprise Auto Park LLC	33.3%
Westpen Associates	50.0%
WM Ridgmar, L.P.	50.0%
Wilshire Building--Tenants in Common	30.0%

    (1)
    The Operating Partnership's ownership interest in this table reflects its legal ownership interest but may not reflect its economic interest since each joint venture has various agreements regarding cash flow, profits and losses, allocations, capital requirements and other matters.

        The Company generally accounts for its investments in joint ventures using the equity method unless the Company has a controlling interest in the joint venture or is the primary beneficiary in a variable interest entity. Although the Company has a greater than 50% interest in Pacific Premier Retail Trust, Camelback Colonnade SPE LLC and Corte Madera Village, LLC, the Company shares management control with the partners in these joint ventures and therefore, accounts for these joint ventures using the equity method of accounting.

        The Company has acquired the following investments in unconsolidated joint ventures during the years ended December 31, 2007, 2006 and 2005:

        On January 11, 2005, the Company became a 15% owner in a joint venture that acquired Metrocenter Mall, a 1.1 million square foot super-regional mall in Phoenix, Arizona. The total purchase price was $160,000 and concurrently with the acquisition, the joint venture placed a $112,000 floating rate loan on the property. The Company's share of the purchase price, net of the debt, was $7,200 which was funded by cash and borrowings under the Company's line of credit. The results of Metrocenter Mall are included below for the period subsequent to its date of acquisition.

        On January 21, 2005, the Company formed a 50/50 joint venture with a private investment company. The joint venture acquired a 49% interest in Kierland Commons, a 435,022 square foot mixed use center in Phoenix, Arizona. The joint venture's purchase price for the interest in the center was $49,000. The Company assumed its share of the underlying property debt and funded the remainder of its share of the purchase price by cash and borrowings under the Company's line of credit. The results of Kierland Commons are included below for the period subsequent to its date of acquisition.

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

        On April 25, 2005, as part of the Wilmorite acquisition (See Note 12--Acquisitions), the Company became a 50% joint venture partner in Tysons Corner Center, a 2.2 million square foot super-regional

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

4. Investments in Unconsolidated Joint Ventures: (Continued)

mall in McLean, Virginia. The results of Tysons Corner Center are included below for the period subsequent to its date of acquisition.

        On September 5, 2007, the Company purchased the remaining 50% outside ownership interest in Hilton Village, a 96,546 square foot specialty center in Scottsdale, Arizona. The total purchase price of $13,500 was funded by cash, borrowings under the Company's line of credit and the assumption of a mortgage note payable. The Center was previously accounted for under the equity method as an investment in unconsolidated joint ventures.

        On October 25, 2007, the Company purchased a 30% tenants-in-common interest in the Wilshire Building, a 40,000 square foot strip center in Santa Monica, California. The total purchase price of $27,000 was funded by cash, borrowings under the Company's line of credit and the assumption of an $6,650 mortgage note payable. The results of the Wilshire Building are included below for the period subsequent to its date of acquisition.

        Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.

Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures as of December 31:

	2007	2006

Assets(1):
Properties, net	$4,294,147	$4,251,765
Other assets	456,919	429,028

Total assets	$4,751,066	$4,680,793

Liabilities and partners' capital(1):
Mortgage notes payable(2)	$3,865,593	$3,515,154
Other liabilities	183,884	140,889
The Company's capital(3)	401,333	559,172
Outside partners' capital	300,256	465,578

Total liabilities and partners' capital	$4,751,066	$4,680,793

    (1)
    These amounts include the assets and liabilities of the following joint ventures as of December 31, 2007 and 2006:

	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Tysons Corner LLC
As of December 31, 2007:
Total Assets	$904,186	$1,026,973	$640,179
Total Liabilities	$826,291	$842,816	$364,554
As of December 31, 2006:
Total Assets	$924,720	$1,027,132	$644,545
Total Liabilities	$823,327	$848,070	$371,360

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

4. Investments in Unconsolidated Joint Ventures: (Continued)

    (2)
    Certain joint ventures have debt that could become recourse debt to the Company should the joint venture be unable to discharge the obligations of the related debt. As of December 31, 2007 and 2006, a total of $8,655 and $8,570 could become recourse debt to the Company, respectively.

    (3)
    The Company's investment in joint ventures is $434,329 and $451,208 more than the underlying equity as reflected in the joint ventures' financial statements as of December 31, 2007 and 2006, respectively. This represents the difference between the cost of an investment and the book value of the underlying equity of the joint venture. The Company is amortizing this difference into income on a straight-line basis, consistent with the depreciable lives on property (See Note 2--Summary of Significant Accounting Policies). The amortization of this difference was $13,627, $14,847 and $14,326 for the years ended December 31, 2007, 2006 and 2005, respectively.

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Tysons Corner LLC	Other Joint Ventures	Total
Year Ended December 31, 2007
Revenues:
Minimum rents	$97,626	$125,558	$64,182	$238,350	$525,716
Percentage rents	5,614	7,409	2,170	19,907	35,100
Tenant recoveries	52,786	50,435	31,237	116,692	251,150
Other	2,955	4,237	2,115	22,871	32,178

Total revenues	158,981	187,639	99,704	397,820	844,144

Expenses:
Shopping center and operating expenses	63,985	52,766	25,883	135,123	277,757
Interest expense	46,598	49,524	16,682	108,006	220,810
Depreciation and amortization	29,730	30,970	20,547	88,374	169,621

Total operating expenses	140,313	133,260	63,112	331,503	668,188

(Loss) gain on sale of assets	(4,020)	--	--	6,959	2,939

Net income	$14,648	$54,379	$36,592	$73,276	$178,895

Company's equity in net income	$7,324	$27,868	$18,296	$27,970	$81,458

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Year Ended December 31, 2006
Revenues:
Minimum rents	$97,843	$124,103	$59,580	$225,000	$506,526
Percentage rents	4,855	7,611	2,107	21,850	36,423
Tenant recoveries	51,480	48,739	28,513	107,288	236,020
Other	3,437	4,166	2,051	22,876	32,530

Total revenues	157,615	184,619	92,251	377,014	811,499

Expenses:
Shopping center and operating expenses	62,770	51,441	25,557	128,498	268,266
Interest expense	44,393	50,981	16,995	90,064	202,433
Depreciation and amortization	28,058	29,554	20,478	78,071	156,161

Total operating expenses	135,221	131,976	63,030	296,633	626,860

Gain on sale of assets	--	--	--	1,742	1,742

Net income	$22,394	$52,643	$29,221	$82,123	$186,381

Company's equity in net income	$11,197	$26,802	$14,610	$33,444	$86,053

Year Ended December 31, 2005
Revenues:
Minimum rents	$96,509	$116,421	$34,218	$181,857	$429,005
Percentage rents	4,783	7,171	1,479	15,089	28,522
Tenant recoveries	50,381	42,455	15,774	82,723	191,333
Other	3,397	3,852	817	18,272	26,338

Total revenues	155,070	169,899	52,288	297,941	675,198

Expenses:
Shopping center and operating expenses	62,466	46,682	15,395	102,298	226,841
Interest expense	34,758	49,476	9,388	69,346	162,968
Depreciation and amortization	27,128	27,567	9,986	61,955	126,636

Total operating expenses	124,352	123,725	34,769	233,599	516,445

Gain on sale of assets	356	--	--	15,161	15,517
Loss on early extinguishment of debt	--	(13)	--	--	(13)

Net income	$31,074	$46,161	$17,519	$79,503	$174,257

Company's equity in net income	$15,537	$23,583	$4,994	$32,189	$76,303

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

4. Investments in Unconsolidated Joint Ventures: (Continued)

        Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company. Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life ("NML") of $125,984 and $132,170 as of December 31, 2007 and 2006 respectively. NML is considered a related party because they are a joint venture partner with the Company in Macerich Northwestern Associates. Interest expense incurred on these borrowings amounted to $8,678, $9,082 and $9,422 for the years ended December 31, 2007, 2006 and 2005, respectively.

5. Derivative Instruments and Hedging Activities:

        The Company recognizes all derivatives in the consolidated financial statements and measures the derivatives at fair value. The Company uses derivative financial instruments in the normal course of business to manage or reduce its exposure to adverse fluctuations in interest rates. The Company designs its hedges to be effective in reducing the risk exposure that they are designated to hedge. Any instrument that meets the cash flow hedging criteria in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is formally designated as a cash flow hedge at the inception of the derivative contract. On an ongoing quarterly basis, the Company adjusts its balance sheet to reflect the current fair value of its derivatives. To the extent they are effective, changes in fair value of derivatives are recorded in comprehensive income. Ineffective portions, if any, are included in net income. No ineffectiveness was recorded in net income during the years ended December 31, 2007, 2006 or 2005. If any derivative instrument used for risk management does not meet the hedging criteria, it is marked-to-market each period in the consolidated statements of operations. As of December 31, 2007, three of the Company's derivative instruments were not designated as cash flow hedges. Changes in the market value of these derivative instruments are recorded in the consolidated statements of operations.

        As of December 31, 2007 and 2006, the Company had $286 and $1,252, respectively, reflected in other comprehensive income related to treasury rate locks settled in prior years. The Company reclassified $967, $1,510 and $1,351 for the years ended December 31, 2007, 2006 and 2005, respectively, related to treasury rate lock transactions settled in prior years from accumulated other comprehensive income to earnings. It is anticipated that the remaining $286 will be reclassified during 2008.

        Interest rate swap and cap agreements are purchased by the Company from third parties to manage the risk of interest rate changes on some of the Company's floating rate debt. Payments received as a result of these agreements are recorded as a reduction of interest expense. The fair value of the instrument is included in deferred charges and other assets if the fair value is an asset or in other accrued liabilities if the fair value is a deficit. The Company recorded other comprehensive (loss) income of ($27,815), $743 and ($2,356) related to the marking-to-market of interest rate swap and cap agreements for the years ended December 31, 2007, 2006 and 2005, respectively. The amount expected to be reclassified to interest expense in the next 12 months is immaterial.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

6. Property:

        Property at December 31, 2007 and 2006 consists of the following:

	2007	2006
Land	$1,182,641	$1,147,464
Building improvements	5,223,995	4,743,960
Tenant improvements	289,346	231,210
Equipment and furnishings	83,199	82,456
Construction in progress	442,670	294,115

	7,221,851	6,499,205
Less accumulated depreciation	(900,360)	(743,922)

	$6,321,491	$5,755,283

        Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $181,810, $171,015 and $148,116, respectively.

        The Company recognized a gain (loss) on the sale of equipment and furnishings of $3,365, ($600) and ($55) during the years ended December 31, 2007, 2006 and 2005, respectively. In addition, the Company recognized a gain on the sale of land of $8,781, $638 and $1,308 during the years ended December 31, 2007, 2006 and 2005, respectively.

        The above schedule also includes the properties purchased in connection with the acquisition of Wilmorite, Valley River Center, Federated stores, Deptford Mall, Hilton Village and Mervyn's stores classified as held and used at December 31, 2007 (See Note 12--Acquisitions).

7. Marketable Securities:

        Marketable Securities at December 31, 2007 and 2006 consists of the following:

	2007	2006
Government debt securities, at par value	$30,544	$31,866
Less discount	(1,501)	(1,847)

	29,043	30,019
Unrealized gain	2,183	514

Fair value	$31,226	$30,533

        Future contractual maturities of marketable securities at December 31, 2007 are as follows:

1 year or less	$1,436
2 to 5 years	3,961
6 to 10 years	25,147

$30,544

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

7. Marketable Securities: (Continued)

        The proceeds from maturities and interest receipts from the marketable securities are restricted to the service of the $27,676 note on which the Company remains obligated following the sale of Greeley Mall in July 2006 (See Note 10—Bank and Other Notes Payable).

8. Deferred Charges And Other Assets:

        Deferred charges and other assets at December 31, 2007 and 2006 consist of the following:

	2007	2006
Leasing	$139,343	$115,657
Financing	47,406	40,906
Intangible assets resulting from SFAS No. 141 allocations(1):
In-place lease values	201,863	207,023
Leasing commissions and legal costs	35,728	36,177

	424,340	399,763
Less accumulated amortization(2)	(175,353)	(171,073)

	248,987	228,690
Other assets	137,815	79,135

	$386,802	$307,825

    (1)
    The estimated amortization of these intangibles for the next five years and thereafter is as follows:

Year ending December 31,
2008	$38,741
2009	15,406
2010	13,048
2011	10,627
2012	8,920
Thereafter	48,898

$135,640

    (2)
    Accumulated amortization includes $101,951 and $86,172 relating to intangibles resulting from SFAS No. 141 allocations at December 31, 2007 and 2006, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

8. Deferred Charges And Other Assets: (Continued)

        The allocated values of above market leases included in other assets and below market leases included in other accrued liabilities, related to SFAS No. 141, consist of the following:

	2007	2006
Above Market Leases
Original allocated value	$65,752	$64,718
Less accumulated amortization	(38,530)	(36,058)

	$27,222	$28,660

Below Market Leases
Original allocated value	$156,667	$150,300
Less accumulated amortization	(93,090)	(77,261)

	$63,577	$73,039

        The allocated values of above and below market leases will be amortized into minimum rents on a straight-line basis over the individual remaining lease terms. The estimated amortization of these values for the next five years and subsequent years is as follows:

Year ending December 31,	Above Market	Below Market
2008	$10,841	$19,420
2009	4,592	10,978
2010	3,475	9,450
2011	2,388	7,086
2012	1,260	5,435
Thereafter	4,666	11,208

	$27,222	$63,577

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

9. Mortgage Notes Payable:

        Mortgage notes payable at December 31, 2007 and 2006 consist of the following:

	Carrying Amount of Mortgage Notes(a)
	2007		2006
Property Pledged as Collateral					Interest Rate	Monthly Payment Term(b)	Maturity Date
	Other	Related Party	Other	Related Party
Borgata(c)	$—	$—	$14,885	$—	5.39%	$—	—
Capitola Mall	—	39,310	—	40,999	7.13%	380	2011
Carmel Plaza	26,253	—	26,674	—	8.18%	202	2009
Chandler Fashion Center	169,789	—	172,904	—	5.52%	1,043	2012
Chesterfield Towne Center(d)	55,702	—	57,155	—	9.07%	548	2024
Danbury Fair Mall	176,457	—	182,877	—	4.64%	1,225	2011
Deptford Mall(e)	172,500	—	100,000	—	5.41%	778	2013
Eastview Commons(f)	8,814	—	9,117	—	5.46%	66	2010
Eastview Mall(f)	101,007	—	102,873	—	5.10%	592	2014
Fiesta Mall	84,000	—	84,000	—	4.98%	341	2015
Flagstaff Mall	37,000	—	37,000	—	5.03%	153	2015
FlatIron Crossing	187,736	—	191,046	—	5.26%	1,102	2013
Freehold Raceway Mall	177,686	—	183,505	—	4.68%	1,184	2011
Fresno Fashion Fair	63,590	—	64,595	—	6.52%	437	2008
Great Northern Mall	40,285	—	40,947	—	5.19%	234	2013
Greece Ridge Center(g)	72,000	—	72,000	—	5.97%	341	2008
Hilton Village(h)	8,530	—	—	—	5.27%	37	2012
La Cumbre Plaza(i)	30,000	—	30,000	—	6.48%	150	2008
Marketplace Mall(f)	39,345	—	40,473	—	5.30%	267	2017
Northridge Mall	81,121	—	82,514	—	4.94%	453	2009
Oaks, The(j)	—	—	92,000	—	6.05%	—	—
Pacific View	88,857	—	90,231	—	7.23%	649	2011
Panorama Mall(k)	50,000	—	50,000	—	6.00%	241	2010
Paradise Valley Mall	21,231	—	22,154	—	5.89%	183	2009
Paradise Valley Mall(l)	—	—	74,990	—	5.39%	—	—
Pittsford Plaza(f)	24,596	—	25,278	—	5.02%	159	2013
Pittsford Plaza(m)	9,148	—	—	—	6.52%	47	2013
Prescott Gateway	60,000	—	60,000	—	5.86%	289	2011
Promenade at Casa Grande(n)	79,964	—	7,304	—	6.35%	419	2009
Queens Center	90,519	—	92,039	—	7.10%	633	2009
Queens Center	108,539	108,538	110,313	110,312	7.00%	1,501	2013
Rimrock Mall	42,828	—	43,452	—	7.56%	320	2011
Salisbury, Center at	115,000	—	115,000	—	5.83%	555	2016
Santa Monica Place	79,014	—	80,073	—	7.79%	606	2010
Shoppingtown Mall	44,645	—	46,217	—	5.01%	319	2011
South Plains Mall	58,732	—	59,681	—	8.29%	454	2009
South Towne Center	64,000	—	64,000	—	6.66%	353	2008
Towne Mall	14,838	—	15,291	—	4.99%	100	2012
Tuscon La Encantada(o)	—	78,000	51,000	—	5.84%	364	2012
Twenty Ninth Street(p)	110,558	—	94,080	—	5.93%	528	2009
Valley River Center(q)	120,000	—	100,000	—	5.60%	558	2016
Valley View Center	125,000	—	125,000	—	5.81%	596	2011
Victor Valley, Mall of	51,211	—	52,429	—	4.60%	304	2008
Village Fair North	10,880	—	11,210	—	5.89%	82	2008
Vintage Faire Mall	64,386	—	65,363	—	7.91%	508	2010
Westside Pavilion	92,037	—	93,513	—	6.74%	628	2008
Wilton Mall	44,624	—	46,604	—	4.79%	349	2009

	$3,102,422	$225,848	$3,179,787	$151,311

(a)
The mortgage notes payable balances include the unamortized debt premiums (discount). Debt premiums (discount) represent the excess (deficiency) of the fair value of debt over (under) the principal value of debt

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

9. Mortgage Notes Payable: (Continued)

  assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The interest rate disclosed represents the effective interest rate, including the debt premium (discount) and deferred finance cost.

  Debt premiums (discounts) as of December 31, 2007 and 2006 consist of the following:

Property Pledged as Collateral	2007	2006
Borgata	$—	$245
Danbury Fair Mall	13,405	17,634
Eastview Commons	573	776
Eastview Mall	1,736	2,018
Freehold Raceway Mall	12,373	15,806
Great Northern Mall	(164)	(191)
Hilton Village	(70)	—
Marketplace Mall	1,650	1,813
Paradise Valley Mall	—	2
Paradise Valley Mall	392	685
Pittsford Plaza	857	1,025
Shoppingtown Mall	3,731	4,813
Towne Mall	464	558
Victor Valley, Mall of	54	377
Village Fair North	49	146
Wilton Mall	2,729	4,195

	$37,779	$49,902

(b)
This represents the monthly payment of principal and interest.

(c)
This loan was paid off in full on July 11, 2007.

(d)
In addition to monthly principal and interest payments, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property's gross receipts exceeds a base amount. Contingent interest expense recognized by the Company was $571, $576 and $696 for the years ended December 31, 2007, 2006 and 2005, respectively.

(e)
On May 23, 2007, the Company borrowed an additional $72,500 under the loan agreement at a fixed rate of 5.38%. The total interest rate at December 31, 2007 and 2006 was 5.41% and 5.44%, respectively.

(f)
On January 1, 2008, these loans were transferred in connection with the Rochester Redemption (See Note 25—Subsequent Events).

(g)
The floating rate loan bears interest at LIBOR plus 0.65%. The Company has stepped interest rate cap agreements over the term of the loan that effectively prevent LIBOR from exceeding 7.95%. At December 31, 2007 and 2006, the total interest rate was 5.97% and 6.00%, respectively. In November 2007, the loan was extended until November 6, 2008. On January 1, 2008, the loan was transferred in connection with the Rochester Redemption (See Note 25—Subsequent Events).

(h)
On September 5, 2007, the Company purchased the remaining 50% outside ownership interests in the property. The property has a loan that bears interest at a fixed rate of 5.27% and matures on February 1, 2012.

(i)
The floating rate loan bears interest at LIBOR plus 0.88%.In July 2007, the Company extended the maturity to August 9, 2008, and has an option to extend the maturity for an additional year. The Company has an interest rate cap agreement over the loan term which effectively prevents LIBOR from exceeding 7.12%. At December 31, 2007 and 2006, the total interest rate was 6.48% and 6.23%, respectively.

(j)
The loan was paid off in full on February 2, 2007.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

9. Mortgage Notes Payable: (Continued)

(k)
The floating rate loan bears interest at LIBOR plus 0.85% and matures in February 2010. There is an interest rate cap agreement on this loan which effectively prevents LIBOR from exceeding 6.65%. At December 31, 2007 and 2006, the total interest rate was 6.00% and 6.23%, respectively.

(l)
The loan was paid off in full on January 2, 2007.

(m)
On July 3, 2007, the Company obtained a construction loan that provides for borrowings of up to $15,000, bears interest at a fixed rate of 6.52% and matures on January 1, 2013. On January 1, 2008, the loan was assumed by the holders of the participating convertible preferred units as part of the Rochester Redemption (See Note 25—Subsequent Events).

(n)
The construction loan allows for total borrowings of up to $110,000, and bears interest at LIBOR plus a spread of 1.20% to 1.40% depending on certain conditions. The loan matures in August 2009, with two one-year extension options. At December 31, 2007 and 2006, the total interest rate was 6.35% and 6.75%, respectively.

(o)
On March 23, 2007, the Company paid off the $51,000 interest only loan on the property. On May 15, 2007, the Company placed a new $78,000 loan on the property that bears interest at a fixed rate of 5.84% and matures on June 1, 2012.

(p)
The construction loan allows for total borrowings of up to $115,000, and bears interest at LIBOR plus a spread of .80%. The loan matures in June 2009, with a one-year extension option. At December 31, 2007 and 2006, the total interest rate was 5.93% and 6.67%, respectively.

(q)
Concurrent with the acquisition of this property, the Company placed a $100,000 loan that bears interest at 5.58% and matures on February 1, 2016. On January 23, 2007, the Company exercised an earn-out provision under the loan agreement and borrowed an additional $20,000 at a fixed rate of 5.64%. The total interest rate at December 31, 2007 and 2006 was 5.60% and 5.58%, respectively.

        Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

        Total interest expense capitalized during 2007, 2006 and 2005 was $32,004, $14,927 and $9,994, respectively.

        Related party mortgage notes payable are amounts due to affiliates of NML. See Note 11—Related Party Transactions, for interest expense associated with loans from NML.

        The fair value of mortgage notes payable is estimated to be approximately $3,437,032 and $3,854,913, at December 31, 2007 and 2006, respectively, based on current interest rates for comparable loans.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

9. Mortgage Notes Payable: (Continued)

        The future maturities of mortgage notes payable and bank and other notes payable are as follows:

Year Ending December 31,	Mortgage Notes Payable	Bank and Other Notes Payable	Total
2008	$417,454	$639	$418,093
2009	534,314	685	534,999
2010	226,405	1,465,729	1,692,134
2011	714,826	776	715,602
2012	262,728	950,821	1,213,549
Thereafter	1,134,764	24,026	1,158,790

	3,290,491	2,442,676	5,733,167
Debt premiums (discounts)	37,779	(7,988)	29,791

	$3,328,270	$2,434,688	$5,762,958

10. Bank and Other Notes Payable:

        Bank and other notes payable consist of the following:

  Convertible Senior Notes:

        On March 16, 2007, the Company issued $950,000 in convertible senior notes ("Senior Notes") that are to mature on March 15, 2012. The Senior Notes bear interest at 3.25%, payable semiannually, are senior unsecured debt of the Company and are guaranteed by the Operating Partnership. Prior to December 14, 2011, upon the occurrence of certain specified events, the Senior Notes will be convertible at the option of holder into cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the election of the Company, at an initial conversion rate of 8.9702 shares per $1 principal amount. On and after December 15, 2011, the Senior Notes will be convertible at any time prior to the second business day preceding the maturity date at the option of the holder at the initial conversion rate. The initial conversion price of approximately $111.48 per share represented a 20% premium over the closing price of the Company's common stock on March 12, 2007. The initial conversion rate is subject to adjustment under certain circumstances. Holders of the Senior Notes do not have the right to require the Company to repurchase the Senior Notes prior to maturity except in connection with the occurrence of certain fundamental change transactions. The carrying value of the Senior Notes at December 31, 2007, includes an unamortized discount of $7,988 incurred at issuance and is amortized into interest expense over the term of the Senior Notes in a manner that approximates the effective interest method. As of December 31, 2007, the effective interest rate was 3.66%. The fair value of the Senior Notes is estimated to be approximately $809,305 at December 31, 2007 based on current market price.

        In connection with the issuance of the Senior Notes, the Company purchased two capped calls ("Capped Calls") from affiliates of the initial purchasers of the Senior Notes. The Capped Calls effectively increased the conversion price of the Senior Notes to approximately $130.06, which represents a 40% premium to the March 12, 2007 closing price of $92.90 per common share of the Company. The Capped Calls are expected to generally reduce the potential dilution upon exchange of

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

10. Bank and Other Notes Payable: (Continued)

the Senior Notes in the event the market value per share of the Company's common stock, as measured under the terms of the relevant settlement date, is greater than the strike price of the Capped Calls. If, however, the market value per share of the Company's common stock exceeds $130.06 per common share, then the dilution mitigation under the Capped Calls will be capped, which means there would be dilution from exchange of the Senior Notes to the extent that the market value per share of the Company's common stock exceeds $130.06. The cost of the Capped Calls was approximately $59,850 and was recorded as a charge to additional paid-in capital.

  Line of Credit:

        The Company has a $1,500,000 revolving line of credit that matures on April 25, 2010 with a one-year extension option. The interest rate fluctuates from LIBOR plus 0.75% to LIBOR plus 1.10% depending on the Company's overall leverage. The Company has an interest rate swap agreement that effectively fixed the interest rate on $400,000 of the outstanding balance of the line of credit at 6.23% until April 25, 2011. As of December 31, 2007 and 2006, borrowings outstanding were $1,015,000 and $934,500 at an average interest rate, excluding the $400,000 swapped portion, of 6.19% and 6.60%, respectively.

  Term Notes:

        On May 13, 2003, the Company issued $250,000 in unsecured notes that were to mature in May 2007 with a one-year extension option and bore interest at LIBOR plus 2.50%. These notes were repaid in full on March 16, 2007, from the proceeds of the Senior Notes offering. At December 31, 2006, all of the notes were outstanding at an interest rate of 6.94%.

        On April 25, 2005, the Company obtained a five-year, $450,000 term loan bearing interest at LIBOR plus 1.50%. In November 2005, the Company entered into an interest rate swap agreement that effectively fixed the interest rate of the term loan at 6.30% from December 1, 2005 to April 25, 2010. As of December 31, 2007 and 2006, the entire term loan was outstanding with an effective interest rate of 6.50%.

        On July 27, 2006, concurrent with the sale of Greeley Mall (See Note 13—Discontinued Operations), the Company provided marketable securities to replace Greeley Mall as collateral for the mortgage note payable on the property (See Note 7—Marketable Securities). As a result of this transaction, the debt was reclassified to bank and other notes payable. This note bears interest at an effective rate of 6.34% and matures in September 2013. As of December 31, 2007 and December 31, 2006, the note had a balance outstanding of $27,676 and $28,281, respectively. The fair value is estimated to be $29,730 and $29,288 at December 31, 2007 and 2006, respectively, based on current interest rates on comparable loans.

        As of December 31, 2007 and 2006, the Company was in compliance with all applicable loan covenants.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

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

	2007	2006	2005
Management Fees
MMC	$10,727	$10,520	$11,096
Westcor Management Companies	7,088	6,812	6,163
Wilmorite Management Companies	1,608	1,551	747

	$19,423	$18,883	$18,006

Development and Leasing Fees
MMC	$535	$704	$1,866
Westcor Management Companies	9,995	5,136	2,295
Wilmorite Management Companies	1,364	79	772

	$11,894	$5,919	$4,933

        Certain mortgage notes on the properties are held by NML (See Note 9—Mortgage Notes Payable). Interest expense in connection with these notes was $13,390, $10,860 and $9,638 for the years ended December 31, 2007, 2006 and 2005, respectively. Included in accounts payable and accrued expenses is interest payable to these partners of $1,150 and $793 at December 31, 2007 and 2006, respectively.

        As of December 31, 2007 and 2006, the Company had loans to unconsolidated joint ventures of $604 and $708, respectively. Interest income associated with these notes was $46, $734 and $452 for the years ended December 31, 2007, 2006 and 2005, respectively. These loans represent initial funds advanced to development stage projects prior to construction loan funding. Correspondingly, loan payables in the same amount have been accrued as an obligation by the various joint ventures.

        Due from affiliates of $5,729 and $4,282 at December 31, 2007 and 2006, respectively, represents unreimbursed costs and fees due from unconsolidated joint ventures under management agreements.

        Certain Company officers and affiliates have guaranteed mortgages of $21,750 at one of the Company's joint venture properties.

12. Acquisitions:

        The Company has completed the following acquisitions during the years ended December 31, 2007, 2006 and 2005:

  Wilmorite:

        On April 25, 2005, the Company and the Operating Partnership acquired Wilmorite Properties, Inc., a Delaware corporation ("Wilmorite") and Wilmorite Holdings, L.P., a Delaware

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

12. Acquisitions: (Continued)

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

        The total purchase price was approximately $2,333,333, plus adjustments for working capital, including the assumption of approximately $877,174 of existing debt with an average interest rate of 6.43% and the issuance of 3,426,609 participating convertible preferred units ("PCPUs") valued at $212,668, 344,625 non-participating convertible preferred units valued at $21,501 and 93,209 common units in Wilmorite Holdings valued at $5,815. The balance of the consideration to the equity holders of Wilmorite and Wilmorite Holdings was paid in cash, which was provided primarily by a five-year, $450,000 term loan bearing interest at LIBOR plus 1.50% and a $650,000 acquisition loan which had a term of up to two years and bore interest initially at LIBOR plus 1.60%. In January 2006, the acquisition loan was paid off in full. An affiliate of the Operating Partnership is the general partner, and together with other affiliates, as of December 31, 2007 owned approximately 83% of Wilmorite Holdings, with the remaining 17% held by those limited partners of Wilmorite Holdings who elected to receive convertible preferred units or common units in Wilmorite Holdings rather than cash. The PCPUs were redeemed on January 1, 2008, for the portion of the Wilmorite portfolio that consists of Eastview Mall, Eastview Commons, Greece Ridge Center, Marketplace Mall and Pittsford Plaza, collectively referred to as the "Rochester Properties" (See Note 25--Subsequent Events).

        On an unaudited pro forma basis, reflecting the acquisition of Wilmorite as if it had occurred on January 1, 2005, the Company would have reflected net income available to common stockholders of $41,962, net income available to common stockholders on a diluted per share basis of $0.71 and total consolidated revenues of $832,152 for the year ended December 31, 2005.

        The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Assets:
Property	$1,798,487
Investments in unconsolidated joint ventures	443,681
Other assets	225,275

Total assets	2,467,443

Liabilities:
Mortgage notes payable	809,542
Other liabilities	130,191
Minority interest	96,196

Total liabilities	1,035,929

Net assets acquired	$1,431,514

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

12. Acquisitions: (Continued)

  Valley River:

        On February 1, 2006, the Company acquired Valley River Center, a 910,841 square foot super-regional mall in Eugene, Oregon. The total purchase price was $187,500 and concurrent with the acquisition, the Company placed a $100,000 loan on the property. The balance of the purchase price was funded by cash and borrowings under the Company's line of credit. The results of Valley River Center's operations have been included in the Company's consolidated financial statements since the acquisition date.

  Federated:

        On July 26, 2006, the Company purchased 11 department stores located in 10 of its Centers from Federated Department Stores, Inc. for approximately $100,000. The Company's share of the purchase price of $81,043 was funded in part from the proceeds of sales of properties and from borrowings under the line of credit. The balance of the purchase price was paid by the Company's joint venture partners where four of the eleven stores were located. The purchase price allocation included in the Company's balance sheet as of December 31, 2006 was based on information available at that time. Subsequent adjustment to the allocation was made in 2007.

  Deptford:

        On December 1, 2006, the Company acquired the Deptford Mall, a 1,033,224 square foot super-regional mall in Deptford, New Jersey. The total purchase price was $240,055. The purchase price was funded by cash and borrowings under the Company's line of credit. Subsequently, the Company placed a $100,000 loan on the property. The proceeds from the loan were used to pay down the Company's line of credit. The results of Deptford Mall's operations have been included in the Company's consolidated financial statements since the acquisition date. The purchase price allocation included in the Company's balance sheet as of December 31, 2006 was based on information available at that time. Subsequent adjustment to the allocation was made in 2007.

  Hilton Village:

        On September 5, 2007, the Company purchased the remaining 50% outside ownership interest in Hilton Village, a 96,546 square foot specialty center in Scottsdale, Arizona. The total purchase price of $13,500 was funded by cash, borrowings under the Company's line of credit and the assumption of a mortgage note payable. The Center was previously accounted for under the equity method as an investment in unconsolidated joint ventures. The results of Hilton Village's operations have been included in the Company's consolidated financial statements since the acquisition date. The purchase price allocation included in the Company's balance sheet date at December 31, 2007 was based on information available at that time. Subsequent allocations may be made in 2008.

  Mervyn's:

        On December 17, 2007, the Company purchased a portfolio of ground leasehold and/or fee simple interests in 39 Mervyn's department stores located in the Southwest United States for $400,160. The purchase price was funded by cash and borrowings under the Company's line of credit. Concurrent with

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

12. Acquisitions: (Continued)

the acquisition, the Company entered into 39 individual agreements to leaseback the properties to Mervyn's for terms of 14 to 20 years. The purchase price allocation included in the Company's balance sheet date at December 31, 2007 was based on information available at that time. Subsequent allocations may be made in 2008. At acquisition, management identified 27 properties in the portfolio as available for sale. These properties are located at shopping centers not owned or managed by the Company. The results of operations from these properties have been included in income from discontinued operations since the acquisition date (See Note 13--Discontinued Operations). The results of operations of the 12 Mervyn's properties not designated as assets held for sale have been included in continuing operations of the Company's consolidated financial statements since the acquisition date.

13. Discontinued Operations:

        The following dispositions occurred during the years ended December 31, 2007, 2006 and 2005:

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

        On July 27, 2006, the Company sold Holiday Village and Greeley Mall in a combined sale for $86,800, resulting in a gain on sale of asset of $28,711. Concurrent with the sale, the Company defeased the mortgage note payable on Greeley Mall. As a result of the defeasance, the lender's secured interest in the property was replaced with a secured interest in marketable securities (See Note 7--Marketable Securities). This transaction did not meet the criteria for extinguishment of debt under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities."

        On August 11, 2006, the Company sold Great Falls Marketplace for $27,500 resulting in a gain on sale of asset of $11,826.

        The proceeds from the sale of Park Lane, Holiday Village, Greeley Mall and Great Falls Marketplace were used in part to fund the Company's pro rata share of the purchase price of the Federated stores acquisition (See Note 12--Acquisitions) and pay down the line of credit.

        On December 29, 2006, the Company sold Citadel Mall, Northwest Arkansas Mall and Crossroads Mall in a combined sale for $373,800, resulting in a gain of $132,671. The proceeds were used to pay down the Company's line of credit and pay off the mortgage note payable on Paradise Valley Mall (See Note 9--Mortgage Notes Payable).

        The carrying value of the properties sold in 2006 at December 31, 2005 was $168,475.

        On December 17, 2007, the Company purchased a portfolio of fee simple and/or ground leasehold interests in 39 freestanding Mervyn's department stores located in the Southwest United States for $400,160. (See Note 12—Acquisitions). Upon closing of the acquisition, management designated the

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

13. Discontinued Operations: (Continued)

27 stores located at shopping centers not owned or managed by the Company in the portfolio as available for sale. The results of operations from these properties have been included in income from discontinued operations since the acquisition date. The carrying value of these properties at December 31, 2007 was $250,648, and has been recorded as assets held for sale.

        The Company has classified the results of operations for the years ended December 31, 2007, 2006 and 2005 for all of the above dispositions as discontinued operations.

        Loss on sale of assets from discontinued operations of $2,409 in 2007 consisted of additional costs related to properties sold in 2006.

        Revenues and income were as follows:

	2007	2006	2005
Revenues:
Scottsdale/101	$56	$4,668	$9,777
Park Lane Mall	13	1,510	3,091
Holiday Village	175	2,900	5,156
Greeley Mall	(8)	4,344	7,046
Great Falls Marketplace	--	1,773	2,680
Citadel Mall	45	15,729	15,278
Northwest Arkansas Mall	29	12,918	12,584
Crossroads Mall	(28)	11,479	10,923
Mervyn's	1,224	--	--

	$1,506	$55,321	$66,535

Income from discontinued operations:
Arizona Lifestyle Galleries	$--	$--	$(4)
Scottsdale/101	14	344	(206)
Park Lane Mall	(31)	44	839
Holiday Village	157	1,179	2,753
Greeley Mall	(84)	574	873
Great Falls Marketplace	(2)	1,136	1,668
Citadel Mall	(81)	2,546	1,831
Northwest Arkansas Mall	16	3,429	2,903
Crossroads Mall	18	2,124	3,250
Mervyn's	797	--	--

	$804	$11,376	$13,907

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

14. Future Rental Revenues:

        Under existing non-cancelable operating lease agreements, tenants are committed to pay the following minimum rental payments to the Company:

Year Ending December 31,
2008	$452,391
2009	408,411
2010	374,993
2011	332,264
2012	279,389
Thereafter	1,356,462

$3,203,910

15. Commitments and Contingencies:

        The Company has certain properties subject to non-cancelable operating ground leases. The leases expire at various times through 2097, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined in the lease. Ground rent expenses were $4,047, $4,235 and $3,860 for the years ended December 31, 2007, 2006 and 2005, respectively. No contingent rent was incurred for the years ended December 31, 2007, 2006 or 2005.

        Minimum future rental payments required under the leases are as follows:

Year Ending December 31,
2008	$14,771
2009	14,798
2010	14,826
2011	14,850
2012	14,400
Thereafter	596,393

$670,038

        As of December 31, 2007 and 2006, the Company was contingently liable for $6,361 and $6,087, respectively, in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company. In addition, the Company has a $24,000 letter of credit that serves as collateral to a liability assumed in the acquisition of Wilmorite (See Note 12--Acquisitions).

        The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the agreement. At December 31, 2007, the Company had $103,419 in outstanding obligations, which it believes will be settled in 2008.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

16. Share and Unit-Based Plans:

        The Company has established share-based compensation plans for the purpose of attracting and retaining executive officers, directors and key employees. In addition, the Company has established an Employee Stock Purchase Plan ("ESPP") to allow employees to purchase the Company's common stock at a discount.

        On January 1, 2006, the Company adopted SFAS No. 123(R), "Share-Based Payment," to account for its share-based compensation plans using the modified-prospective method. Accordingly, prior period amounts have not been restated. Under SFAS No. 123(R), an equity instrument is not recorded to common stockholders' equity until the related compensation expense is recorded over the requisite service period of the award. The Company records compensation expense on a straight-line basis for awards, with the exception of the market-indexed awards granted under the Long-Term Incentive Plan ("LTIP").

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

        The following summarizes the compensation cost under the share and unit-based plans:

	2007	2006	2005
LTIP units	$8,389	$685	$--
Stock awards	12,385	14,190	11,528
Stock options	194	--	--
Phantom stock units	595	534	1,128

	$21,563	$15,409	$12,656

  2003 Equity Incentive Plan:

        The 2003 Equity Incentive Plan ("2003 Plan") authorizes the grant of stock awards, stock options, stock appreciation rights, stock units, stock bonuses, performance based awards, dividend equivalent rights and operating partnership units or other convertible or exchangeable units. As of December 31, 2007, only stock awards, LTIP Units (as defined below), operating partnership units and stock options have been granted under the 2003 Plan. All stock options or other rights to acquire common stock granted under the 2003 Plan have a term of 10 years or less. These awards were generally granted based on certain performance criteria for the Company and the employees. The aggregate number of shares of common stock that may be issued under the 2003 Plan is 6,000,000 shares. As of December 31, 2007, there were 4,827,349 shares available for issuance under the 2003 Plan.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

16. Share and Unit-Based Plans: (Continued)

        The following stock awards, LTIP Units, operating partnership units and stock options have been granted under the 2003 Plan:

  Stock Awards:

        The outstanding stock awards vest over three years and the compensation cost related to the grants are determined by the market value at the grant date and are amortized over the vesting period on a straight-line basis. Stock awards are subject to restrictions determined by the Company's compensation committee. As of December 31, 2007, there was $16,289 of total unrecognized compensation cost related to non-vested stock awards. This cost is expected to be recognized over a weighted average period of three years.

        On October 31, 2006, as part of a separation agreement with a former executive, the Company accelerated the vesting of 34,829 shares of stock awards. As a result of the accelerated vesting, the Company recognized an additional $610 in compensation cost.

        The following table summarizes the activity of non-vested stock awards during the years ended December 31, 2007 2006 and 2005:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2005	511,146	$38.38
Granted	260,898	$53.28
Vested	(247,371)	$36.35
Forfeited	(1,019)	$50.47

Balance at December 31, 2005	523,654	$47.07
Granted	185,976	$73.93
Vested	(314,733)	$44.95
Forfeited	(2,603)	$64.24

Balance at December 31, 2006	392,294	$61.06
Granted	150,057	$92.36
Vested	(201,311)	$56.89
Forfeited	(4,968)	$76.25

Balance at December 31, 2007	336,072	$77.21

        The fair value of stock awards vested during the years ended December 31, 2007, 2006 and 2005 was $11,453, $23,302 and $13,267, respectively.

  LTIP Units:

        On October 26, 2006, The Macerich Company 2006 Long-Term Incentive Plan ("2006 LTIP"), a long-term incentive compensation program, was approved pursuant to the 2003 Plan. Under the 2006 LTIP, each award recipient is issued a new form of operating partnership units ("LTIP Units") in the Operating Partnership. Upon the occurrence of specified events and subject to the satisfaction of applicable vesting conditions, LTIP Units are ultimately redeemable for common stock, or cash at the

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

16. Share and Unit-Based Plans: (Continued)

Company's option, on a one-unit for one-share basis. LTIP Units receive cash dividends based on the dividend amount paid on the common stock. The 2006 LTIP provides for both market-indexed awards and service-based awards.

        The market-indexed LTIP Units vest over the service period based on the percentile ranking of the Company in terms of total return to stockholders (the "Total Return") per common stock share relative to the Total Return of a group of peer REITs, as measured at the end of each year of the measurement period; whereas the service-based LTIP Units vest straight-line over the service period. The compensation cost is recognized under the graded attribution method for market-indexed LTIP awards and the straight-line method for the serviced based LTIP awards.

        The fair value of the market-based LTIP Units is estimated on the date of grant using a Monte Carlo Simulation model. The stock price of the Company, along with the stock prices of the group of peer REITs (for market-indexed awards), is assumed to follow the Multivariate Geometric Brownian Motion Process. Multivariate Geometric Brownian Motion is a common assumption when modeling in financial markets, as it allows the modeled quantity (in this case, the stock price) to vary randomly from its current value and take any value greater than zero. The volatilities of the returns on the price of the Company and the peer group REITs were estimated based on a three year look-back period. The expected growth rate of the stock prices over the "derived service period" is determined with consideration of the risk free rate as of the grant date.

        The following table summarizes the activity of non-vested LTIP Units during the years ended December 31, 2007 and 2006:

	Number of Units	Weighted Average Grant Date Fair Value
Balance at January 1, 2006	--
Granted	215,709	$52.18
Vested	--	$--
Forfeited	--	$--

Balance at December 31, 2006	215,709	$52.18
Granted	57,258	$64.35
Vested	(85,580)	$52.18
Forfeited	--	$--

Balance at December 31, 2007	187,387	$55.90

        The total unrecognized compensation cost of LTIP Units at December 31, 2007 was $5,866.

  Stock Options:

        On October 8, 2003, the Company granted 2,500 stock options to a Director at a weighted average exercise price of $39.43. These outstanding stock options vested six months after the grant date and were issued with a strike price equal to the fair value of the common stock at the grant date. The term of these stock options is ten years from the grant date.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

16. Share and Unit-Based Plans: (Continued)

        On September 4, 2007, the Company granted 100,000 stock options to an officer with a weighted average exercise price of $82.14 per share and a ten-year term. Options vest 33 1/3% on each of the three subsequent anniversaries of the date of the grant and are generally contingent upon the officer's continued employment with the Company. The Company has estimated the fair value of the stock option award at $17.87 per share using the Black-Scholes Option Pricing Model based upon the following assumptions: volatility of 22.83%, dividend yield of 3.46%, risk free rate of 4.56%, a current value $82.14 and an expected term of eight years. The assumptions for volatility and dividend yield were based on the Company's historical experience as a publicly traded company, the current value was based on the closing price on the date of grant, and the risk free rate was based upon the interest rate of the 10-year treasury bond on the date of grant.

        The Company recognizes compensation cost using the straight-line method over the three-year vesting period.

        The following table summarizes the activity of stock options:

	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2005	2,500	$39.43
Granted	--	$--
Exercised	--	$--
Forfeited	--	$--

Balance at December 31, 2005	2,500	$39.43
Granted	--	$--
Exercised	--	$--
Forfeited	--	$--

Balance at December 31, 2006	2,500	$39.43
Granted	100,000	$82.14
Exercised	--	$--
Forfeited	--	$--

Balance at December 31, 2007	102,500	$81.10

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

16. Share and Unit-Based Plans: (Continued)

  Directors' Phantom Stock Plan:

        The Directors' Phantom Stock Plan offers non-employee members of the board of directors ("Directors") the opportunity to defer their cash compensation and to receive that compensation in common stock rather than in cash after termination of service or a predetermined period. Compensation generally includes the annual retainer and regular meeting fees payable by the Company to the Directors. Every Director has elected to receive their compensation in common stock. Deferred amounts are credited as units of phantom stock at the beginning of each three-year deferral period by dividing the present value of the deferred compensation by the average fair market value of the Company's common stock at the date of award. Compensation expense related to the phantom stock award was determined by the amortization of the value of the stock units on a straight-line basis over the applicable three-year service period. The stock units (including dividend equivalents) vest as the Directors' services (to which the fees relate) are rendered. Vested phantom stock units are ultimately paid out in common stock on a one-unit for one-share basis. Stock units receive dividend equivalents in the form of additional stock units, based on the dividend amount paid on the common stock. The aggregate number of phantom stock units that may be granted under the Directors' Phantom Stock Plan is 250,000. As of December 31, 2007, there were 117,263 units available for grant under the Directors' Phantom Stock Plan. As of December 31, 2007, there was $538 of unrecognized cost related to non-vested phantom stock units, which will vest over the next two years.

        The following table summarizes the activity of the non-vested phantom stock units:

	Number of Units	Weighted Average Grant Date Fair Value
Balance at January 1, 2005	11,717	$38.38
Granted	3,957	$53.28
Vested	(9,816)	$51.86
Forfeited	--	$--

Balance at December 31, 2005	5,858	$43.70
Granted	3,707	$74.90
Vested	(9,565)	$55.79
Forfeited	--	$--

Balance at December 31, 2006	--	$--
Granted	13,491	$84.03
Vested	(7,072)	$84.19
Forfeited	--	$--

Balance at December 31, 2007	6,419	$83.86

  Employee Stock Purchase Plan:

        The ESPP authorizes eligible employees to purchase the Company's common stock through voluntary payroll deduction made during periodic offering periods. Under the plan, common stock is purchased at a 10% discount from the lesser of the fair value of common stock at the beginning and

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

16. Share and Unit-Based Plans: (Continued)

ending of the offering period. A maximum of 750,000 shares of common stock is available for purchase under the ESPP. The number of shares available for future purchase under the plan at December 31, 2007 was 719,637.

  Other Share-Based Plans:

        Prior to the adoption of the 2003 Plan, the Company had several other share-based plans. Under these plans, 404,322 stock options were outstanding as of December 31, 2007. No additional shares may be issued under these plans. All stock options outstanding under these plans were fully vested as of December 31, 2005 and were, therefore, not impacted by the adoption of SFAS No. 123(R). As of December 31, 2007, all of the outstanding shares are exercisable at a weighted average price of $23.81. The weighted average remaining contractual life for options outstanding and exercisable was three years.

17. Profit Sharing Plan:

        The Company has a retirement profit sharing plan that covers substantially all of its eligible employees. The plan is qualified in accordance with section 401(a) of the Internal Revenue Code. Effective January 1, 1995, this plan was modified to include a 401(k) plan whereby employees can elect to defer compensation subject to Internal Revenue Service withholding rules. This plan was further amended effective February 1, 1999, to add The Macerich Company Common Stock Fund as a new investment alternative under the plan. A total of 150,000 shares of common stock were reserved for issuance under the plan. Contributions by the Company to the plan were made at the discretion of the Board of Directors and were based upon a specified percentage of employee compensation. The Company contributed $1,694 during the year ended December 31, 2004. On January 1, 2004, the plan adopted the "Safe Harbor" provision under Sections 401(k)(12) and 401(m)(11) of the Internal Revenue Code. In accordance with these newly adopted provisions, the Company began matching contributions equal to 100 percent of the first three percent of compensation deferred by a participant and 50 percent of the next two percent of compensation deferred by a participant. During the years ended December 31, 2007, 2006 and 2005, these matching contributions made by the Company were $2,680, $1,747 and $1,984, respectively. Contributions are recognized as compensation in the period they are made.

18. Deferred Compensation Plans:

        The Company has established deferred compensation plans under which key executives of the Company may elect to defer receiving a portion of their cash compensation otherwise payable in one calendar year until a later year. The Company may, as determined by the Board of Directors at its sole discretion, credit a participant's account with an amount equal to a percentage of the participant's deferral. The Company contributed $815, $712 and $595 to the plans during the years ended December 31, 2007, 2006 and 2005, respectively. Contributions are recognized as compensation in the periods they are made.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

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

        The following table reconciles net income available to common stockholders to taxable income available to common stockholders for the year ended December 31:

	2007	2006	2005
Net income available to common stockholders	$71,661	$228,022	$52,588
Add: book depreciation and amortization available to common stockholders	243,471	261,065	197,861
Less: tax depreciation and amortization available to common stockholders	(196,134)	(203,961)	(161,108)
Book/tax difference on gain on divestiture of real estate	4,540	(82,502)	253
Book/tax difference related to SFAS No. 141 purchase price allocation and market value debt adjustment (excluding SFAS 141 depreciation and amortization)	(8,326)	(6,403)	(16,962)
Other book/tax differences, net(1)	(8,238)	(7,675)	5,798

Taxable income available to common stockholders	$106,974	$188,546	$78,430

(1)
Primarily due to differences relating to straight-line rents, prepaid rents, equity based compensation and investments in unconsolidated joint ventures and Taxable REIT Subsidiaries ("TRSs").

        For income tax purposes, distributions paid to common stockholders consist of ordinary income, capital gains, unrecaptured Section 1250 gain and return of capital or a combination thereof. The

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

19. Income Taxes: (Continued)

following table details the components of the distributions, on a per share basis, for the years ended December 31:

	2007		2006		2005
Ordinary income	$1.52	51.9%	$1.14	41.4%	$1.41	53.6%
Qualified dividends	--	0.0%	--	0.0%	0.07	2.7%
Capital gains	0.08	2.6%	0.93	33.8%	0.03	1.1%
Unrecaptured Section 1250 gain	--	0.0%	0.66	24.0%	--	0.0%
Return of capital	1.33	45.5%	0.02	0.8%	1.12	42.6%

Dividends paid	$2.93	100.0%	$2.75	100.0%	$2.63	100.0%

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

        The income tax benefit (provision) of the TRSs for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
Current	$(8)	$(35)	$(1,171)
Deferred	478	2	3,202

Total income tax benefit (provision)	$470	$(33)	$2,031

        Income tax benefit (provision) of the TRSs for the years ended December 31, 2007, 2006 and 2005 are reconciled to the amount computed by applying the Federal Corporate tax rate as follows:

	2007	2006	2005
Book income (loss) for Taxable REIT Subsidiaries	$(3,812)	$466	$(3,729)

Tax benefit (provision) at statutory rate on earnings from continuing operations before income taxes	$1,296	$(158)	$1,267
Other	(826)	125	764

Income tax benefit (provision)	$470	$(33)	$2,031

        SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred tax assets and liabilities of the TRSs relate primarily to differences in the book and tax bases of property and to operating loss carryforwards for

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

19. Income Taxes: (Continued)

federal and state income tax purposes. A valuation allowance for deferred tax assets is provided if the Company believes it is more likely than not that all or some portion of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent on the TRSs generating sufficient taxable income in future periods. The net operating loss carryforwards are currently scheduled to expire through 2027, beginning in 2017.

        The tax effects of temporary differences and carryforwards of the TRSs included in the net deferred tax assets at December 31, 2007 and 2006 are summarized as follows:

	2007	2006
Net operating loss carryforwards	$14,875	$14,797
Property, primarily differences in depreciation and amortization, the tax basis of land assets and treatment of certain other costs	(4,005)	(5,095)
Other	1,210	1,525

Net deferred tax assets	$12,080	$11,227

        The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of this standard did not have a material impact on the Company's results of operations or financial condition. At the adoption date of January 1, 2007, the Company had $1,574 of unrecognized tax benefit, all of which would affect the Company's effective tax rate if recognized, and which was recorded as a charge to additional paid-in capital.

        The following is a reconciliation of the unrecognized tax benefits for the year ended December 31, 2007:

Unrecognized tax benefits at January 1, 2007	$1,574
Gross increases for tax positions of current year	607
Gross decreases for lapse of statute of limitations	(275)

Unrecognized tax benefits at December 31, 2007	$1,906

        The tax years 2004-2006 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefit will materially change within the next 12 months.

20. Stock Offering:

        On January 19, 2006, the Company issued 10,952,381 common shares for net proceeds of $746,485. The proceeds from issuance of the shares were used to pay off the $619,000 acquisition loan and to pay down a portion of the Company's line of credit pending use to pay part of the purchase price for Valley River Center (See Note 12--Acquisitions).

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

21. Stock Repurchase Program:

        On March 16, 2007, the Company repurchased 807,000 shares for $74,970 concurrent with the Senior Notes offering (See Note 10--Bank and Other Notes Payable). These shares were repurchased pursuant to the Company's stock repurchase program authorized by the Company's Board of Directors on March 9, 2007. This repurchase program ended on March 16, 2007 because the maximum shares allowed to be repurchased under the program was reached.

22. Cumulative Convertible Redeemable Preferred Stock:

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

        On October 18, 2007, the holder of Series A Preferred Stock converted 560,000 shares to common shares.

        The total liquidation preference as of December 31, 2007 is $84,561.

23. Segment Information:

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

24. Quarterly Financial Data (Unaudited):

        The following is a summary of quarterly results of operations for 2007 and 2006:

	2007 Quarter Ended				2006 Quarter Ended
	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31
Revenues(1)	$244,925	$223,984	$215,788	$211,671	$233,806	$202,077	$193,091	$200,682
Net income available to common stockholders	$38,367	$17,280	$13,448	$2,566	$147,929	$46,968	$25,672	$7,453
Net income available to common stockholders per share-basic	$0.53	$0.24	$0.19	$0.04	$2.07	$0.66	$0.36	$0.11
Net income available to common stockholders per share-diluted	$0.53	$0.24	$0.19	$0.04	$1.98	$0.66	$0.36	$0.11

(1)
Revenues as reported in the Company's Form 10-Q's have been reclassified to reflect SFAS No. 144 for discontinued operations.

25. Subsequent Events:

        On February 9, 2008, the Company declared a dividend/distribution of $0.80 per share for common stockholders and OP Unit holders of record on February 22, 2008. In addition, the Company declared a dividend of $0.80 on the Company's Series A Preferred Stock. On February 9, 2008, MACWH, LP declared a distribution of $1.06 per unit for its non-participating convertible preferred unit holders and $0.80 per unit for its common unit holders of record on February 22, 2008. All dividends/distributions will be payable on March 7, 2008.

        On January 1, 2008, a subsidiary of the Company, at the election of the holders, redeemed approximately 3.4 million PCPUs in exchange for the Rochester Properties. (See Note 12—Acquisitions)

        On January 10, 2008, the Company in a 50/50 joint venture with the Alaska Permanent Fund Corporation acquired the Shops at North Bridge, a 547,300 square foot urban shopping center in Chicago, Illinois, for a total purchase price of $515,000. The Company's share of the purchase price was funded by the assumption of a pro rata share of the $205,000 fixed rate mortgage on the Center and by borrowings under the Company's line of credit.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

To the Board of Trustees and Stockholders of
Pacific Premier Retail Trust

        We have audited the accompanying consolidated balance sheets of Pacific Premier Retail Trust, a Maryland Real Estate Investment Trust (the "Trust") as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(4), as of and for the years ended December 31, 2007, 2006 and 2005. These financial statements and the financial statement schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedules based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board and in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits such financial statement schedules when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP
Los Angeles, California
February 27, 2008

PACIFIC PREMIER RETAIL TRUST

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	December 31,
	2007	2006
ASSETS
Property, net	$978,979	$987,820
Cash and cash equivalents	17,078	8,939
Restricted cash	1,485	1,319
Tenant receivables, net	8,119	6,684
Deferred rent receivable	9,792	9,999
Deferred charges, net	10,021	10,243
Other assets	1,499	2,128

Total assets	$1,026,973	$1,027,132

LIABILITIES AND STOCKHOLDERS' EQUITY:
Mortgage notes payable:
Related parties	$66,059	$70,146
Others	753,180	760,736

Total	819,239	830,882
Accounts payable	1,943	1,262
Accrued interest payable	3,942	4,014
Tenant security deposits	2,245	2,047
Other accrued liabilities	14,247	9,093
Due to related parties	1,200	772

Total liabilities	842,816	848,070

Commitments and contingencies
Stockholders' equity:
Series A and Series B redeemable preferred stock, $.01 par value, 625 shares authorized, issued and outstanding at December 31, 2007 and 2006	--	--
Series A and Series B common stock, $.01 par value, 219,611 shares authorized issued and outstanding at December 31, 2007 and 2006	2	2
Additional paid-in capital	320,555	307,613
Accumulated deficit	(136,400)	(128,553)

Total common stockholders' equity	184,157	179,062

Total liabilities, preferred stock and common stockholders' equity	$1,026,973	$1,027,132

The accompanying notes are an integral part of these financial statements.

PACIFIC PREMIER RETAIL TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	For the years ended December 31,
	2007	2006	2005
Revenues:
Minimum rents	$125,558	$124,103	$116,421
Percentage rents	7,409	7,611	7,171
Tenant recoveries	50,435	48,739	42,455
Other	4,237	4,166	3,852

	187,639	184,619	169,899

Expenses:
Maintenance and repairs	11,210	10,484	9,921
Real estate taxes	14,099	13,588	12,219
Management fees	6,474	6,382	6,005
General and administrative	4,568	4,993	3,498
Ground rent	1,456	1,425	1,811
Insurance	2,207	1,649	1,456
Marketing	611	648	696
Utilities	6,708	6,903	5,857
Security	5,238	5,184	5,074
Interest	49,524	50,981	49,476
Depreciation and amortization	30,970	29,554	27,567

	133,065	131,791	123,580

Income before minority interest and loss on early extinguishment of debt	54,574	52,828	46,319
Minority interest	(195)	(185)	(145)
Loss on early extinguishment of debt	--	--	(13)

Net income available to common stockholders	$54,379	$52,643	$46,161

The accompanying notes are an integral part of these financial statements.

PACIFIC PREMIER RETAIL TRUST

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in thousands, except share data)

	Common Shares	Preferred Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total Stockholders' Equity
Balance January 1, 2005	219,611	625	$2	$307,613	$3,905	$311,520
Distributions paid to Macerich PPR Corp.	--	--	--	--	(93,830)	(93,830)
Distributions paid to Ontario Teachers' Pension Plan Board	--	--	--	--	(90,636)	(90,636)
Other distributions paid	--	--	--	--	(75)	(75)
Net income	--	--	--	--	46,161	46,161

Balance December 31, 2005	219,611	625	2	307,613	(134,475)	173,140
Distributions paid to Macerich PPR Corp.	--	--	--	--	(23,647)	(23,647)
Distributions paid to Ontario Teachers' Pension Plan Board	--	--	--	--	(22,999)	(22,999)
Other distributions paid	--	--	--	--	(75)	(75)
Net income	--	--	--	--	52,643	52,643

Balance December 31, 2006	219,611	625	2	307,613	(128,553)	179,062
Contributions from Macerich PPR Corp.	--	--	--	6,582	--	6,582
Contributions from Ontario Teachers' Pension Plan Board	--	--	--	6,360	--	6,360
Distributions paid to Macerich PPR Corp.	--	--	--	--	(31,609)	(31,609)
Distributions paid to Ontario Teachers' Pension Plan Board	--	--	--	--	(30,542)	(30,542)
Other distributions paid	--	--	--	--	(75)	(75)
Net income	--	--	--	--	54,379	54,379

Balance December 31, 2007	219,611	625	$2	$320,555	$(136,400)	$184,157

The accompanying notes are an integral part of these financial statements.

PACIFIC PREMIER RETAIL TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the years ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$54,379	$52,643	$46,161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,458	29,554	27,567
Minority interest	195	185	145
Loss on early extinguishment of debt	--	--	13
Changes in assets and liabilities:
Tenant receivables, net	(1,435)	(3,957)	5,089
Deferred rent receivable	207	(103)	(201)
Other assets	629	(449)	(123)
Accounts payable	681	(15,926)	14,377
Accrued interest payable	(72)	(8)	732
Tenant security deposits	198	195	272
Other accrued liabilities	4,959	1,188	96
Due to related parties	428	(192)	38

Net cash provided by operating activities	91,627	63,130	94,166

Cash flows from investing activities:
Acquistions of property and improvements	(19,070)	(22,669)	(47,919)
Deferred leasing charges	(3,325)	(3,657)	(2,918)
Restricted cash	(166)	452	347

Net cash used in investing activities	(22,561)	(25,874)	(50,490)

Cash flows from financing activities:
Proceeds from notes payable	--	130,000	291,000
Payments on notes payable	(11,643)	(119,946)	(155,627)
Contributions	12,942	--	--
Distributions	(61,851)	(46,346)	(184,166)
Dividends to preferred stockholders	(375)	(375)	(375)
Deferred financing costs	--	(142)	(842)

Net cash used in financing activities	(60,927)	(36,809)	(50,010)

Net increase (decrease) in cash	8,139	447	(6,334)
Cash and cash equivalents, beginning of year	8,939	8,492	14,826

Cash and cash equivalents, end of year	$17,078	$8,939	$8,492

Supplemental cash flow information:
Cash payment for interest, net of amounts capitalized	$49,596	$50,981	$48,744

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

        The Centers as of December 31, 2007 and their locations are as follows:

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

  Tenant Receivables:

        Included in tenant receivables are accrued percentage rents of $2,773 and $2,540 and an allowance for doubtful accounts of $59 and $442 at December 31, 2007 and 2006, respectively.

  Revenues:

        Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight-line rent adjustment." Rental income was increased (decreased) by ($28), $104 and $200 in 2007, 2006 and 2005, respectively, due to the straight-line rent adjustment.

PACIFIC PREMIER RETAIL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

2.    Summary of Significant Accounting Policies: (Continued)

Percentage rents are recognized on an accrual basis and are accrued when tenants' specified sales targets have been met.

        Estimated recoveries from certain tenants for their pro rata share of real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred or as specified in the leases. Other tenants pay a fixed rate and these tenant recoveries are recognized into revenue on a straight-line basis over the term of the related leases.

  Property:

        Costs related to the redevelopment, construction and improvement of properties are capitalized. Interest incurred on redevelopment and construction projects is capitalized until construction is substantially complete.

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

        The Trust assesses whether there has been impairment in the value of its long-lived assets by considering expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenants' ability to perform their duties and pay rent under the terms of the leases. The determination of recoverability is made based upon the estimated undiscounted future net cash flows, excluding interest expense. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by an undiscounted cash flows analysis, with the carrying value of the related assets. Long-lived assets classified as held for sale are measured at the lower of the carrying amount or fair value less cost to sell. Management does not believe impairment has occurred in its net property carrying values at December 31, 2007 or 2006.

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

PACIFIC PREMIER RETAIL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

2.    Summary of Significant Accounting Policies: (Continued)

        Included in deferred charges are accumulated amortization of $12,167 and $12,209 at December 31, 2007 and 2006, respectively.

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

        One tenant represented 10.1%, 10.6% and 10.7% of total minimum rents in place as of December 31, 2007, 2006 and 2005, respectively. No other tenant represented more than 10% of total minimum rents as of December 31, 2007, 2006 and 2005.

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

        In March 2005, FASB issued FIN No. 47, "Accounting for Conditional Asset Retirement Obligations-an interpretation of SFAS No. 143." FIN No. 47 requires that a liability be recognized for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. The adoption of FIN No. 47 did not have a material effect on the Trust's results of operations or financial condition.

PACIFIC PREMIER RETAIL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

2.    Summary of Significant Accounting Policies: (Continued)

        In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--An Amendment of FASB Statements No. 133 and 140." This statement amended SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement also established a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. The adoption of SFAS No. 155 on January 1, 2007 did not have a material impact on the Trust's consolidated results of operations or financial condition.

        In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of previously recognized income tax benefits, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Trust adopted FIN 48 on January 1, 2007. The adoption of FIN No. 48 did not have a material effect on the Trust's results of operations or financial condition.

        In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108. SAB No. 108 establishes a framework for quantifying materiality of financial statement misstatements. The adoption of SAB No. 108 on January 1, 2008 did not have a material impact on the Trust's consolidated results of operations or financial condition.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 ("FSP FAS 157-1"). FSP FAS 157-1 defers the effective date of Statement 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS 157-1 also excludes from the scope of SFAS 157 certain leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, Accounting for Leases. The Trust adopted SFAS 157 and FSP FAS 157-1 on a prospective basis effective January 1, 2008. The adoption of SFAS 157 and FSP FAS 157-1 did not have a material impact on the Trust's results of operations or financial condition.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115." SFAS No. 159 permits, at the option of the reporting entity, to measure certain assets and liabilities at fair value. The Trust adopted SFAS No. 159 on January 1, 2008. The adoption of SFAS No. 159 did not have a material effect on the Trust's results of operations or financial condition as the Trust did not elect to apply the fair value option to eligible financial instruments on that date.

PACIFIC PREMIER RETAIL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

2.    Summary of Significant Accounting Policies: (Continued)

        In December 2007, the FASB issued SFAS No. 141 (revised), "Business Combinations." SFAS No. 141(R) requires all assets and assumed liabilities, including contingent liabilities, in a business combination to be recorded at their acquisition-date fair value rather than at historical costs. The Trust is required to adopt SFAS No. 141 (R) on January 1, 2009 and does not expect its adoption to have a material effect on the Trust's results of operations and financial condition.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--an amendment to ARB No. 51". SFAS No. 160 clarifies the accounting for noncontrolling or minority interest in a subsidiary included in consolidated financial statements. The Trust is required to adopt SFAS No. 160 on January 1, 2009 and does not expect its adoption to have a material effect on the Trust's results of operations and financial condition.

3.    Property:

        Property is summarized at December 31, 2007 and 2006 as follows:

	2007	2006
Land	$238,569	$238,569
Building improvements	871,610	867,778
Tenant improvements	29,471	24,354
Equipment and furnishings	7,992	7,119
Construction in progress	30,133	21,596

	1,177,775	1,159,416
Less accumulated depreciation	(198,796)	(171,596)

	$978,979	$987,820

        Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $27,911, $26,603 and $24,802, respectively.

PACIFIC PREMIER RETAIL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

4.    Mortgage Notes Payable:

        Mortgage notes payable at December 31, 2007 and 2006 consist of the following:

	Carrying Amount of Mortage Notes
	2007		2006
Property Pledged as Collateral	Other	Related Party	Other	Related Party	Interest Rate	Monthly Payment Term(a)	Maturity Date
Cascade Mall	$39,432	$--	$40,048	$--	5.27%	223	2010
Kitsap Mall/Kitsap Place(b)	57,272	--	58,024	--	8.14%	450	2010
Lakewood Mall	250,000	--	250,000	--	5.43%	1,127	2015
Los Cerritos Center(c)	130,000	--	130,000	--	5.92%	640	2011
Redmond Town Center--Retail	72,136	--	73,362	--	4.81%	301	2009
Redmond Town Center--Office	--	66,059	--	70,146	6.77%	726	2009
Stonewood Mall	73,990	--	74,862	--	7.44%	539	2010
Washington Square	97,905	--	101,131	--	6.72%	825	2009
Washington Square(d)	32,445	--	33,309	--	7.23%	204	2009

	$753,180	$66,059	$760,736	$70,146

(a)
This represents the monthly payment of principal and interest.

(b)
This debt is cross-collateralized by Kitsap Mall and Kitsap Place.

(c)
This loan provides for additional borrowings of up to $70,000 until May 20, 2010 at a rate of LIBOR plus 0.90%. At December 31, 2007 and 2006, the total interest rate was 5.92% and 5.91%, respectively.

(d)
This loan bears interest at LIBOR plus 2.00% and matures February 1, 2009. At December 31, 2007 and 2006, the total interest rate was 7.23% and 7.35%, respectively.

        Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt. The related party mortgage note is payable to one of the Company's joint venture partners. See Note 5--Related Party Transactions.

        Total interest costs capitalized for the years ended December 31, 2007, 2006 and 2005 was $1,844, $668 and $942, respectively.

        The fair value of mortgage notes payable at December 31, 2007 and 2006 was estimated to be approximately $834,565 and $839,711, respectively, based on interest rates for comparable loans.

PACIFIC PREMIER RETAIL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

4.    Mortgage Notes Payable: (Continued)

        The above debt matures as follows:

Year Ending December 31,	Amount
2008	$12,384
2009	261,120
2010	165,735
2011	130,000
2012	--
Thereafter	250,000

$819,239

5.    Related Party Transactions:

        The Trust engages the Macerich Management Company (the "Management Company"), a subsidiary of the Company, to manage the operations of the Trust. The Management Company provides property management, leasing, corporate, redevelopment and acquisitions services to the properties of the Trust. Under these arrangements, the Management Company is reimbursed for compensation paid to on-site employees, leasing agents and project managers at the properties, as well as insurance costs and other administrative expenses. In consideration of these services, the Management Company receives monthly management fees of 4.0% of the gross monthly rental revenue of the properties. During the years ended 2007, 2006 and 2005, the Trust incurred management fees of $6,474, $6,382 and $6,005, respectively, to the Management Company.

        A mortgage note collateralized by the office component of Redmond Town Center is held by one of the Company's joint venture partners. In connection with this note, interest expense was $4,654, $4,875 and $5,125 during the years ended December 31, 2007, 2006 and 2005, respectively. Additionally, no interest costs were capitalized during the years ended December 31, 2007, 2006 and 2005, respectively, in relation to this note.

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

PACIFIC PREMIER RETAIL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

6.    Income taxes: (Continued)

        The following table reconciles net income to taxable income for the years ended December 31:

	2007	2006	2005
Net income	$54,379	$52,643	$46,161
Add: book depreciation and amortization	30,970	29,554	27,567
Less: tax depreciation and amortization	(29,274)	(28,928)	(26,979)
Other book/tax differences, net(1)	(128)	184	(1,617)

Taxable income	$55,947	$53,453	$45,132

    (1)
    Primarily due to differences relating to straight-line rents and prepaid rents.

        For income tax purposes, distributions consist of ordinary income, capital gains, return of capital or a combination thereof. The following table details the components of the distributions for the years ended December 31:

	2007		2006		2005
Ordinary income	$258.87	100.0%	$233.79	100.0%	$211.03	25.2%
Qualified dividends	--	0.0%	--	0.0%	--	0.0%
Capital gains	--	0.0%	--	0.0%	--	0.0%
Return of capital		0.0%		0.0%	627.26	74.8%

Dividends paid	$258.87	100.0%	$233.79	100.0%	$838.29	100.0%

7.    Future Rental Revenues:

        Under existing non-cancelable operating lease agreements, tenants are committed to pay the following minimum rental payments to the Trust:

Year Ending December 31,	Amount
2008	$113,887
2009	100,189
2010	89,372
2011	78,026
2012	66,263
Thereafter	175,129

$622,866

8.    Redeemable Preferred Stock:

        On October 6, 1999, the Trust issued 125 shares of Redeemable Preferred Shares of Beneficial Interest ("Preferred Stock") for proceeds totaling $500 in a private placement. On October 26, 1999, the Trust issued 254 and 246 shares of Preferred Stock to the Corp and Ontario Teachers', respectively. The Preferred Stock can be redeemed by the Trust at any time with 15 days notice for $4,000 per share

PACIFIC PREMIER RETAIL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

8.    Redeemable Preferred Stock: (Continued)

plus accumulated and unpaid dividends and the applicable redemption premium. The Preferred Stock will pay a semiannual dividend equal to $300 per share. The Preferred Stock has limited voting rights.

9.    Commitments:

        The Trust has certain properties subject to non-cancelable operating ground leases. The leases expire at various times through 2069, subject in some cases to options to extend the terms of the lease. Ground rent expense, net of amounts capitalized, was $1,456, $1,425 and $1,811 for the years ended December 31, 2007, 2006 and 2005, respectively.

        Minimum future rental payments required under the leases are as follows:

Year Ending December 31,	Amount
2008	$1,413
2009	1,413
2010	1,413
2011	1,413
2012	1,413
Thereafter	63,179

$70,244

Report of Independent Registered Public Accounting Firm

The Partners
SDG Macerich Properties, L.P.:

        We have audited the accompanying balance sheets of SDG Macerich Properties, L.P. as of December 31, 2007 and 2006, and the related statements of operations, cash flows, and partners' equity for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the financial statements, we have also audited the related financial statement schedule (Schedule III). These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SDG Macerich Properties, L.P. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule (Schedule III), when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
Indianapolis, Indiana
February 25, 2008

SDG MACERICH PROPERTIES, L.P.

BALANCE SHEETS

December 31, 2007 and 2006

(Dollars in thousands)

	2007	2006
Assets
Properties:
Land	$187,462	194,312
Buildings and improvements	911,756	906,343
Equipment and furnishings	6,298	5,329

	1,105,516	1,105,984
Less accumulated depreciation	241,591	214,090

	863,925	891,894
Cash and cash equivalents	15,851	10,951
Tenant receivables, including accrued revenue, less allowance for doubtful accounts of $1,062 and $1,366	20,542	17,952
Deferred financing costs, net of accumulated amortization of $386 and $225	1,932	2,086
Prepaid real estate taxes and other assets	1,936	1,837

	$904,186	924,720

Liabilities and Partners' Equity
Mortgage notes payable	$793,464	795,424
Accounts payable	4,463	4,182
Due to affiliates	331	589
Accrued real estate taxes	16,695	16,752
Accrued interest expense	3,730	2,290
Accrued management fee	346	303
Prepaid rent, security deposits, and other liabilities	7,262	3,787

Total liabilities	826,291	823,327
Partners' equity	77,895	101,393

	$904,186	924,720

See accompanying notes to financial statements.

SDG MACERICH PROPERTIES, L.P.

STATEMENTS OF OPERATIONS

Years ended December 31, 2007, 2006, and 2005

(Dollars in thousands)

	2007	2006	2005
Revenues:
Minimum rents	$97,626	97,843	96,509
Overage rents	5,614	4,855	4,783
Tenant recoveries	52,786	51,480	50,381
Other	2,955	3,437	3,397

	158,981	157,615	155,070

Expenses:
Property operations	23,736	23,025	22,642
Depreciation of properties	29,730	28,058	27,128
Real estate taxes	19,835	20,617	20,215
Repairs and maintenance	9,165	8,324	8,193
Advertising and promotion	5,035	4,862	5,119
Management fees	4,182	4,164	4,344
Provision for credit losses, net	499	567	810
Interest on mortgage notes	46,598	44,393	34,758
Other	1,533	1,211	1,143

	140,313	135,221	124,352

Gain (loss) on sale of property, net	(4,020)	—	356

Net income	$14,648	22,394	31,074

See accompanying notes to financial statements.

SDG MACERICH PROPERTIES, L.P.

STATEMENTS OF CASH FLOWS

Years ended December 31, 2007, 2006, and 2005

(Dollars in thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income	$14,648	22,394	31,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of properties	29,730	28,058	27,128
Amortization of debt premium	--	(1,329)	(3,336)
Amortization of financing costs	161	572	1,159
Loss (gain) on sale of property	4,020	--	(356)
Change in tenant receivables	(2,590)	1,547	3,021
Other items, net	4,825	(1,133)	1,303

Net cash provided by operating activities	50,794	50,109	59,993

Cash flows from investing activities:
Additions to properties	(16,371)	(19,778)	(17,551)
Proceeds from sale of land and building	10,590	--	5,058

Net cash used by investing activities	(5,781)	(19,778)	(12,493)

Cash flows from financing activities:
Payments on mortgage notes payable	(1,960)	(626,126)	--
Proceeds from mortgage notes payable	--	796,550	--
Deferred financing costs	(7)	(2,311)	--
Distributions to partners	(38,146)	(205,206)	(42,700)

Net cash used by financing activities	(40,113)	(37,093)	(42,700)

Net change in cash and cash equivalents	4,900	(6,762)	4,800
Cash and cash equivalents at beginning of year	10,951	17,713	12,913

Cash and cash equivalents at end of year	$15,851	10,951	17,713

Supplemental cash flow information:
Cash payments for interest	$45,298	44,822	36,639

See accompanying notes to financial statements.

SDG MACERICH PROPERTIES, L.P.

STATEMENTS OF PARTNERS' EQUITY

Years ended December 31, 2007, 2006, and 2005

(Dollars in thousands)

	Simon Property Group, Inc. affiliates	The Macerich Company affiliates	Accumulated other comprehensive income (loss)	Total
Percentage ownership interest	50%	50%		100%

Balance at December 31, 2004	$147,916	147,915	(16)	295,815
Net income	15,537	15,537	--	31,074
Other comprehensive income:
Derivative financial instruments	--	--	46	46

Total comprehensive income				31,120
Distributions	(21,350)	(21,350)	--	(42,700)

Balance at December 31, 2005	142,103	142,102	30	284,235
Net income	11,197	11,197	--	22,394
Other comprehensive income:
Derivative financial instruments	--	--	(30)	(30)

Total comprehensive income				22,364
Distributions	(102,603)	(102,603)	--	(205,206)

Balance at December 31, 2006	50,697	50,696	--	101,393
Net income	7,324	7,324	--	14,648
Distributions	(19,073)	(19,073)	--	(38,146)

Balance at December 31, 2007	$38,948	38,947	--	77,895

See accompanying notes to financial statements.

SDG MACERICH PROPERTIES, L.P.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

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

        The shopping center leases generally provide for fixed annual minimum rent, overage rent based on sales, and reimbursement for certain operating expenses, including real estate taxes. For leases in effect at December 31, 2007, fixed minimum rents to be received in each of the next five years and thereafter are summarized as follows:

2008	$78,594
2009	66,103
2010	53,181
2011	41,382
2012	32,991
Thereafter	89,360

$361,611

SDG MACERICH PROPERTIES, L.P.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

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

  (b)   Cash Equivalents

        All highly liquid debt instruments purchased with original maturities of three months or less are considered to be cash equivalents.

  (c)   Properties

        Properties are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	7-39 years
Equipment and furnishings	5-7 years
Tenant improvements	Shorter of lease terms or useful life

        Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. All repairs and maintenance items are expensed as incurred. Interest incurred or imputed on development, redevelopment and construction projects is capitalized until the projects are ready for their intended purpose.

        Gains on sales of all properties are recognized in accordance with SFAS No. 66, Accounting for Sales of Real Estate ("SFAS 66"). The specific timing of the sale is measured against various criteria in SFAS 66 related to the terms of the transactions and any continuing involvement in the form of management or financial assistance from the Partnership associated with the properties. If the sales criteria are not met, the Partnership defers gain recognition and accounts for the continued operations of the property by applying the finance, installment or cost recovery methods, as appropriate, until the full accrual sales criteria are met.

        The Partnership assesses whether there has been an impairment in the value of a property by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenants' ability to

SDG MACERICH PROPERTIES, L.P.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

(Dollars in thousands)

(2)    Summary of Significant Accounting Policies (Continued)

perform their duties and pay rent under the terms of the leases. The Partnership would recognize an impairment loss if the estimated future income stream of a property is not sufficient to recover its investment. Such a loss would be the difference between the carrying value and the fair value of a property. Management believes no impairment in the net carrying values of its properties has occurred.

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

  (g)   Derivatives

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

        On an ongoing quarterly basis, the Partnership adjusts it balance sheet to reflect the current fair value of it derivatives. Changes in the fair value of derivatives are recorded each period in income or comprehensive income, depending on whether the derivative is designated and effective as part of a hedged transaction, and on the type of hedge transaction. To the extent that the change in value of a derivative does not perfectly offset the change in value of the instrument being hedged, the ineffective portion of the hedge is immediately recognized in income. Over time, the unrealized gains and losses

SDG MACERICH PROPERTIES, L.P.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

(Dollars in thousands)

(2)    Summary of Significant Accounting Policies (Continued)

held in accumulated other comprehensive income will be reclassified to income. This reclassification occurs when the hedged items are also recognized in income. The Partnership has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.

        To determine the fair value of derivative instruments, the Partnership uses standard market conventions and techniques such as discounted cash flow analysis, option pricing models, and termination cost at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

  (h)   Reclassifications

        Certain 2006 and 2005 balances have been reclassified to conform to 2007 presentation.

  (i)    Discontinued Operations

        SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") provides a framework for the evaluation of impairment of long-lived assets, the treatment of assets held for sale or to be otherwise disposed of, and the reporting of discontinued operations. SFAS No. 144 requires the Partnership to reclassify any material operations related to properties sold during the period to discontinued operations. There were no discontinued operations reported in 2007, 2006 or 2005.

(3)    Mortgage Notes Payable and Fair Value of Financial Instruments

        On May 10, 2006, the Partnership repaid all of its existing mortgage notes payable on their maturity date with the proceeds from seven different mortgage notes payable totaling $796,550. All of the new mortgage notes payable are at fixed interest rates with maturities of June 1, 2016. Each of the seven nonrecourse mortgage notes is collateralized by different shopping center properties. The debt that matured in 2006 consisted of $357,100 of debt that required monthly interest payments at fixed rates of interest ranging from 7.24% to 8.28% (weighted average rate of 7.53%) and $267,900 of debt that required monthly interest payments at variable rates of interest (based on LIBOR) with rates ranging from 4.71% to 4.84%. In addition, the remaining unamortized debt premium of $1,329 was amortized to interest expense in 2006. This premium was recorded when the matured debt was assumed by the Partnership when the properties were initially acquired in 1998.

        In connection with the variable rate mortgage notes that were repaid in 2006, the Company had two separate interest rate cap agreements that effectively prevented the variable interest rate from exceeding rates ranging from 10.63% to 11.83%. These interest rate cap agreements were terminated in connection with repayment of debt in 2006.

SDG MACERICH PROPERTIES, L.P.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

(Dollars in thousands)

(3)    Mortgage Notes Payable and Fair Value of Financial Instruments (Continued)

        Mortgage notes payable at December 31, 2007 and 2006 consist of the following:

Property pledged as collateral	Original principal balance	Interest rate	Type of payments	Balance at December 31, 2007	Balance at December 31, 2006
Eastland Mall	$168,000	5.794%	Interest only	$168,000	168,000
Granite Run Mall	122,000	5.834%	Principal and interest	119,811	121,190
Valley Mall	47,500	5.834%	Principal and interest	46,603	47,184
Empire Mall	176,300	5.794%	Interest only	176,300	176,300
Mesa Mall	87,250	5.794%	Interest only	87,250	87,250
Rushmore Mall	94,000	5.794%	Interest only	94,000	94,000
Southern Hills Mall	101,500	5.794%	Interest only	101,500	101,500

	$796,550			$793,464	795,424

        Total interest expense capitalized in 2007 and 2006 was $301 and $207, respectively.

        The above mortgage notes payable mature as follows:

2008	$2,175
2009	2,335
2010	2,479
2011	2,627
2012	2,760
Thereafter	781,088

$793,464

        The fair value of the fixed-rate debt of $793,464 and $795,424 at December 31, 2007 and 2006, respectively, based on interest rates for comparable loans of 5.45% and 5.70%, respectively, is estimated to be $812,185 and $801,352, respectively. The carrying value of the Partnership's other financial instruments at December 31, 2007 and 2006 are estimated to approximate their fair values.

(4)    Related Party Transactions

        Management fees incurred in 2007, 2006, and 2005 totaled $2,020, $2,063, and $2,042, respectively, for the Simon-managed properties and $2,162, $2,101, and $2,302, respectively, for the Macerich-managed properties, both based on a fee of 4% of gross receipts, as defined. In addition to the management fees, Macerich charged the Partnership an additional $598, $627, and $521 for shared services fees in 2007, 2006, and 2005 respectively. In 2007, the Partnership paid a development fee of $91 to an affiliate of Macerich.

        Due to affiliates on the accompanying balance sheets represent amounts due to Simon or Macerich or an affiliate of Simon or Macerich in the normal course of operations of the shopping center properties.

SDG MACERICH PROPERTIES, L.P.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

(Dollars in thousands)

(5)    Contingent Liabilities

        The Partnership is not currently involved with any litigation other than routine and administrative proceedings arising in the ordinary course of business. On the basis of consultation with counsel, management believes that these items will not have a material adverse impact on the Partnership's financial statements taken as a whole.

(6)    Property Sales

        In January 2007, the Partnership sold a portion of the shopping center at Eastland Mall that had previously been occupied by a major tenant to another major tenant. The sale of the land and building resulted in a loss of approximately $4,800 which was recognized at the time of the sale in 2007.

        In December 2007, the Partnership sold three outlots of land at South Park Mall. The sale of the land resulted in a gain of approximately $780, which was recognized at the time of the sale in 2007.

(7)    Recent Accounting Pronouncements

        In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," (FIN 48) which clarifies the accounting for uncertain income tax positions by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods and disclosures for uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Partnership adopted FIN 48 on January 1, 2007. The impact of FIN 48 did not have a material effect on the Partnership's financial position, results of operations, or cash flows.

        The tax years 2004-2006 remain open to examination by the taxing jurisdictions to which the Partnership is subject.

THE MACERICH COMPANY
NOTES TO FINANCIAL STATEMENTS
Schedule III--Real Estate and Accumulated Depreciation
December 31, 2007
(Dollars in thousands)

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
				Cost Capitalized Subsequent to Acquisition							Total Cost Net of Accumulated Depreciation
Shopping Centers Entities	Land	Building and Improvements	Equipment and Furnishings		Land	Building and Improvements	Furniture, Fixtures and Equipment	Construction in Progress	Total	Accumulated Depreciation
Black Canyon Auto Park	$20,600	$--	$--	$39	$--	$--	$--	$20,639	$20,639	$--	$20,639
Black Canyon Retail	--	--	--	383	--	--	--	383	383	--	383
Borgata	3,667	28,080	--	7,128	3,667	34,949	137	122	38,875	5,043	33,832
Cactus Power Center	15,374	—	—	2,544	--	--	--	17,918	17,918	—	17,918
Capitola Mall	11,312	46,689	--	7,256	11,309	53,456	487	5	65,257	17,217	48,040
Carmel Plaza	9,080	36,354	--	15,307	9,080	51,421	240	--	60,741	11,611	49,130
Chandler Fashion Center	24,188	223,143	--	5,457	24,188	228,002	562	36	252,788	36,263	216,525
Chesterfield Towne Center	18,517	72,936	2	24,969	18,517	91,825	2,887	3,195	116,424	42,569	73,855
Coolidge Holding	--	--	--	55	--	--	--	55	55	--	55
Danbury Fair Mall	130,367	316,951	--	43,695	130,367	342,629	1,306	16,711	491,013	25,256	465,757
Deptford Mall	48,370	194,250	--	(5,226)	56,821	180,530	43	--	237,394	6,202	231,192
Eastview Commons	3,999	8,609	--	5	3,999	8,614	--	--	12,613	1,096	11,517
Eastview Mall	51,090	166,281	--	4,336	51,090	170,533	--	84	221,707	13,911	207,796
Estrella Falls	10,550	--	--	7,421	--	--	--	17,971	17,971	--	17,971
Fiesta Mall	19,445	99,116	--	35,424	20,483	113,055	60	20,387	153,985	10,615	143,370
Flagstaff Mall	5,480	31,773	--	8,938	5,480	40,520	187	4	46,191	6,060	40,131
FlatIron Crossing	21,823	286,809	--	13,497	21,823	293,831	67	6,408	322,129	40,792	281,337
FlatIron Peripheral	6,205	--	--	(50)	6,155	--	--	--	6,155	--	6,155
Freehold Raceway Mall	164,986	362,841	--	70,716	175,763	406,763	756	15,261	598,543	31,443	567,100
Fresno Fashion Fair	17,966	72,194	--	39,560	17,966	110,461	1,273	20	129,720	27,121	102,599
Great Northern Mall	12,187	62,657	--	3,832	12,187	65,980	309	200	78,676	7,019	71,657
Greece Ridge Center	21,627	76,038	--	5,169	21,593	81,219	--	22	102,834	8,703	94,131
Green Tree Mall	4,947	14,925	332	28,982	4,947	43,293	946	--	49,186	32,095	17,091
Hilton Village	--	19,067	--	956	--	20,015	8	--	20,023	1,555	18,468
Houghton Road Corridor	--	--	--	1,390	--	--	--	1,390	1,390	--	1,390
La Cumbre Plaza	18,122	21,492	--	14,983	17,280	36,477	124	716	54,597	4,741	49,856
Macerich Cerritos Adjacent, LLC	--	6,448	--	(5,692)	--	756	--	--	756	135	621
Macerich Management Co.	--	2,237	26,562	30,235	390	5,158	45,277	8,209	59,034	22,434	36,600
Macerich Property Management Co., LLC	--	--	2,808	(997)	--	1,743	68	--	1,811	1,601	210
MACWH, LP	--	25,771	--	4,303	--	28,897	849	328	30,074	2,485	27,589
Marketplace Mall	--	102,856	--	2,246	--	105,048	--	54	105,102	10,078	95,024

THE MACERICH COMPANY
NOTES TO FINANCIAL STATEMENTS (Continued)
Schedule III--Real Estate and Accumulated Depreciation
December 31, 2007
(Dollars in thousands)

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
				Cost Capitalized Subsequent to Acquisition							Total Cost Net of Accumulated Depreciation
Shopping Centers Entities	Land	Building and Improvements	Equipment and Furnishings		Land	Building and Improvements	Furniture, Fixtures and Equipment	Construction in Progress	Total	Accumulated Depreciation
Mervyn's	19,876	118,089	—	—	19,876	115,086	--	3,003	137,965	172	137,793
Northgate Mall	8,400	34,865	841	26,168	13,414	53,245	1,017	2,598	70,274	32,917	37,357
Northridge Mall	20,100	101,170	--	10,092	20,100	110,694	376	192	131,362	15,195	116,167
Oaks, The	32,300	117,156	--	123,179	34,505	131,907	340	105,883	272,635	19,591	253,044
Pacific View	8,697	8,696	--	110,073	7,854	118,112	1,210	290	127,466	25,549	101,917
Panorama Mall	4,373	17,491	--	3,380	4,373	20,333	210	328	25,244	2,987	22,257
Paradise Valley Mall	24,565	125,996	--	19,047	24,565	130,977	526	13,540	169,608	20,867	148,741
Paradise Village Ground Leases	8,880	2,489	--	4,592	15,063	786	--	112	15,961	300	15,661
Pittsford Plaza	9,022	47,362	--	11,273	9,023	58,536	--	98	67,657	4,737	62,920
Prasada	6,365	—	—	4,794	--	--	--	11,159	11,159	—	11,159
Prescott Gateway	5,733	49,778	--	4,844	5,733	54,568	54	--	60,355	10,102	50,253
Prescott Peripheral	--	--	--	5,599	1,345	4,254	--	--	5,599	372	5,227
Promenade at Casa Grande	15,089	--	--	86,030	1,914	45,559	--	53,646	101,119	315	100,804
PVOP II	1,150	1,790	--	3,465	2,300	3,810	295	--	6,405	1,275	5,130
Queens Center	21,460	86,631	8	284,062	37,160	351,593	3,385	23	392,161	53,067	339,094
Rimrock Mall	8,737	35,652	--	10,866	8,737	45,900	618	--	55,255	14,624	40,631
Rotterdam Square	7,018	32,736	--	1,278	7,018	33,749	265	--	41,032	4,093	36,939
Salisbury, The Centre at	15,290	63,474	31	21,962	15,284	84,489	984	--	100,757	24,510	76,247
Santa Monica Place	26,400	105,600	--	47,340	40,446	109,538	1,408	27,948	179,340	24,375	154,965
SanTan Village Regional Center	7,827	--	--	149,085	6,981	108,804	604	40,523	156,912	1,284	155,628
Shoppingtown Mall	11,927	61,824	--	3,965	11,927	63,006	162	2,621	77,716	5,855	71,861
Somersville Town Center	4,096	20,317	1,425	14,582	4,099	35,534	661	126	40,420	18,840	21,580
South Plains Mall	23,100	92,728	--	10,215	23,100	100,512	1,558	873	126,043	26,881	99,162
South Towne Center	19,600	78,954	--	15,572	19,454	92,604	736	1,332	114,126	27,983	86,143
Superstition Springs Power Center	1,618	4,420	--	(18)	1,618	4,402	--	--	6,020	676	5,344
The Macerich Partnership, L.P.	--	2,534	--	6,179	212	1,953	5,290	1,258	8,713	733	7,980
The Shops at Tangerine (Marana)	36,158	--	--	2,527	36,158	--	--	2,527	38,685	--	38,685
Towne Mall	6,652	31,184	--	467	6,652	31,581	70	--	38,303	3,689	34,614

THE MACERICH COMPANY
NOTES TO FINANCIAL STATEMENTS (Continued)
Schedule III--Real Estate and Accumulated Depreciation
December 31, 2007
(Dollars in thousands)

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
				Cost Capitalized Subsequent to Acquisition							Total Cost Net of Accumulated Depreciation
Shopping Centers Entities	Land	Building and Improvements	Equipment and Furnishings		Land	Building and Improvements	Furniture, Fixtures and Equipment	Construction in Progress	Total	Accumulated Depreciation
The Marketplace at Flagstaff Mall	--	--	--	50,749	--	35,840	5	14,904	50,749	226	50,523
Tucson La Encantada	12,800	19,699	--	55,149	12,800	74,612	236	--	87,648	13,590	74,058
Twenty Ninth Street	50	37,793	64	204,934	23,599	218,225	1,017	--	242,841	39,099	203,742
Valley River	24,854	147,715	--	8,536	24,854	156,209	42	--	181,105	9,404	171,701
Valley View Center	17,100	68,687	--	50,080	20,754	109,789	1,776	3,548	135,867	31,832	104,035
Victor Valley, Mall at	15,700	75,230	--	26,169	15,061	100,304	716	1,018	117,099	10,505	106,594
Village Center	2,250	4,459	--	9,890	4,500	12,028	28	43	16,599	4,090	12,509
Village Crossroads	3,100	4,493	--	8,859	6,200	10,171	--	81	16,452	1,668	14,784
Village Fair North	3,500	8,567	--	13,872	7,000	18,889	11	39	25,939	3,563	22,376
Village Plaza	3,423	8,688	--	680	3,423	8,963	22	383	12,791	1,588	11,203
Village Square I	--	2,844	--	381	358	2,835	4	28	3,225	458	2,767
Village Square II	--	8,492	--	4,559	4,389	8,634	3	25	13,051	1,612	11,439
Vintage Faire Mall	14,902	60,532	--	25,115	14,298	83,288	1,095	1,868	100,549	26,872	73,677
Wadell Center West	12,056	—	—	(2,319)	--	--	--	9,737	9,737	—	9,737
Westcor / Queen Creek	--	--	--	262	--	--	--	262	262	--	262
Westside Pavilion	34,100	136,819	--	53,012	34,100	174,847	2,746	12,238	223,931	42,672	181,259
Wilton Mall	19,743	67,855	--	4,132	19,289	72,000	143	298	91,730	6,147	85,583

	$1,157,913	$4,170,326	$32,073	$1,861,539	$1,182,641	$5,513,341	$83,199	$442,670	$7,221,851	$900,360	$6,321,491

THE MACERICH COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

Schedule III—Real Estate and Accumulated Depreciation

December 31, 2007

(Dollars in thousands)

        Depreciation of the Company's investment in buildings and improvements reflected in the statements of income are calculated over the estimated useful lives of the asset as follows:

Buildings and improvements	5-40 years
Tenant improvements	5-7 years
Equipment and furnishings	5-7 years

        The changes in total real estate assets for the three years ended December 31, 2007 are as follows:

	2007	2006	2005
Balances, beginning of year	$6,499,205	$6,160,595	$4,149,776
Additions	764,972	839,445	2,016,081
Dispositions and retirements	(42,326)	(500,835)	(5,262)

Balances, end of year	$7,221,851	$6,499,205	$6,160,595

        The changes in accumulated depreciation for the three years ended December 31, 2007 are as follows:

	2007	2006	2005
Balances, beginning of year	$743,922	$722,099	$575,223
Additions	181,810	224,273	148,116
Dispositions and retirements	(25,372)	(202,450)	(1,240)

Balances, end of year	$900,360	$743,922	$722,099

PACIFIC PREMIER RETAIL TRUST

NOTES TO FINANCIAL STATEMENTS

Schedule III--Real Estate and Accumulated Depreciation

December 31, 2007

(Dollars in thousands)

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
				Cost Capitalized Subsequent to Acquisition							Total Cost Net of Accumulated Depreciation
Shopping Centers Entities	Land	Building and Improvements	Equipment and Furnishings		Land	Building and Improvements	Furniture, Fixtures and Equipment	Construction in Progress	Total	Accumulated Depreciation
Cascade Mall	$8,200	$32,843	$--	$4,295	$8,200	$36,796	$342	$--	$45,338	$8,876	$36,462
Creekside Crossing	620	2,495	--	232	620	2,727	--	--	3,347	619	2,728
Cross Court Plaza	1,400	5,629	--	397	1,400	6,026	--	--	7,426	1,388	6,038
Kitsap Mall	13,590	56,672	--	3,577	13,486	60,181	172	--	73,839	14,749	59,090
Kitsap Place Mall	1,400	5,627	--	2,936	1,400	8,563	--	--	9,963	1,671	8,292
Lakewood Mall	48,025	112,059	--	56,161	48,025	156,634	2,225	9,361	216,245	35,071	181,174
Los Cerritos Center	57,000	133,000	--	20,345	57,000	138,947	2,316	12,082	210,345	31,443	178,902
Northpoint Plaza	1,400	5,627	--	682	1,397	6,312	--	--	7,709	1,329	6,380
Redmond Towne Center	18,381	73,868	--	19,671	17,864	93,779	253	24	111,920	22,007	89,913
Redmond Office	20,676	90,929	--	15,234	20,675	106,164	--	--	126,839	22,538	104,301
Stonewood Mall	30,902	72,104	--	7,155	30,902	78,465	794	--	110,161	17,426	92,735
Washington Square Mall	33,600	135,084	--	65,154	33,600	190,210	1,833	8,195	233,838	37,963	195,875
Washington Square Too	4,000	16,087	--	718	4,000	16,277	57	471	20,805	3,716	17,089

	$239,194	$742,024	$--	$196,557	$238,569	$901,081	$7,992	$30,133	$1,177,775	$198,796	$978,979

PACIFIC PREMIER RETAIL TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

Schedule III—Real Estate and Accumulated Depreciation

December 31, 2007

(Dollars in thousands)

Depreciation of the Company's investment in buildings and improvements reflected in the statements of income are calculated over the estimated useful lives of the asset as follows:

Buildings and improvements	5 - 40 years
Tenant improvements	5 - 7 years
Equipment and furnishings	5 - 7 years

        The changes in total real estate assets for the three years ended December 31, 2007 are as follows:

	2007	2006	2005
Balances, beginning of year	$1,159,416	$1,136,940	$1,089,108
Additions	18,359	22,476	47,832
Dispositions and retirements	—	—	—

Balances, end of year	$1,177,775	$1,159,416	$1,136,940

        The changes in accumulated depreciation for the three years ended December 31, 2007 are as follows:

	2007	2006	2005
Balances, beginning of year	$171,596	$145,186	$120,384
Additions	27,200	26,410	24,802
Dispositions and retirements	—	—	—

Balances, end of year	$198,796	$171,596	$145,186

SDG MACERICH PROPERTIES, L.P.

NOTES TO FINANCIAL STATEMENTS

Schedule III—Real Estate and Accumulated Depreciation

December 31, 2007

(Dollars in thousands)

						Gross book value at December 31, 2007
		Initial cost to partnership			Costs capitalized subsequent to acquisition
										Total cost net of accumulated depreciation
Shopping Center(1)	Location	Land	Building and improvements	Equipment and furnishings		Land	Building and improvements	Equipment and furnishings	Accumulated depreciation
Mesa Mall	Grand Junction, Colorado	$11,155	44,635	—	8,473	11,155	52,757	351	(14,776)	49,487
Lake Square Mall	Leesburg, Florida	7,348	29,392	—	2,460	7,348	31,609	243	(8,314)	30,886
South Park Mall	Moline, Illinois	21,341	85,540	—	6,335	18,742	93,893	581	(23,070)	90,146
Eastland Mall	Evansville, Indiana	28,160	112,642	—	6,407	21,427	124,596	1,186	(33,591)	113,618
Lindale Mall	Cedar Rapids, Iowa	12,534	50,151	—	5,502	12,534	55,159	494	(15,169)	53,018
North Park Mall	Davenport, Iowa	17,210	69,042	—	11,171	14,947	81,710	766	(20,278)	77,145
South Ridge Mall	Des Moines, Iowa	11,524	46,097	—	14,149	12,110	58,984	676	(14,154)	57,616
Granite Run Mall	Media, Pennsylvania	26,147	104,671	—	5,751	26,147	109,847	575	(28,374)	108,195
Rushmore Mall	Rapid City, South Dakota	12,089	50,588	—	6,144	12,089	56,287	445	(16,679)	52,142
Empire Mall	Sioux Falls, South Dakota	23,706	94,860	—	15,995	23,067	111,134	360	(32,402)	102,159
Empire East	Sioux Falls, South Dakota	2,073	8,291	—	1,493	1,854	9,989	14	(2,426)	9,431
Southern Hills Mall	Sioux City, Iowa	15,697	62,793	—	8,721	15,697	71,382	132	(18,739)	68,472
Valley Mall	Harrisonburg, Virginia	10,393	41,572	—	13,264	10,345	54,409	475	(13,619)	51,610

		$199,377	800,274	—	105,865	187,462	911,756	6,298	(241,591)	863,925

(1)
All of the shopping centers were acquired in 1998.

SDG MACERICH PROPERTIES, L.P.

NOTES TO FINANCIAL STATEMENTS (Continued)

Schedule III--Real Estate and Accumulated Depreciation

December 31, 2007

(Dollar in thousands)

        Depreciation and amortization of the Partnership's investment in shopping center properties reflected in the statement of operations are calculated over the estimated useful lives of the assets as follows:

Building and improvements:
Building and building improvements	35 - 39 years
Tenant improvements	Shorter of lease term or useful life
Equipment and furnishings	5 - 7 years

        The changes in total shopping center properties for the years ended December 31, 2007, 2006, and 2005 are as follows:

Balance at December 31, 2004	$1,079,999
Acquisitions in 2005
Additions in 2005	17,551
Disposals and retirements in 2005	(6,098)

Balance at December 31, 2005	1,091,452
Acquisitions in 2006	--
Additions in 2006	19,778
Disposals and retirements in 2006	(5,246)

Balance at December 31, 2006	1,105,984
Acquisitions in 2007	--
Additions in 2007	16,371
Disposals and retirements in 2007	(16,839)

Balance at December 31, 2007	$1,105,516

        The changes in accumulated depreciation for the years ended December 31, 2007, 2006, and 2005 are as follows:

Balance at December 31, 2004	$165,538
Additions in 2005	27,128
Disposals and retirements in 2005	(1,396)

Balance at December 31, 2005	191,270
Additions in 2006	28,058
Disposals and retirements in 2006	(5,238)

Balance at December 31, 2006	214,090
Additions in 2007	29,730
Disposals and retirements in 2007	(2,229)

Balance at December 31, 2007	$241,591

See accompanying report of independent registered public accounting firm.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2008.

THE MACERICH COMPANY
By	/s/ ARTHUR M. COPPOLA Arthur M. Coppola President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ ARTHUR M. COPPOLA Arthur M. Coppola	President and Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2008
/s/ MACE SIEGEL Mace Siegel	Chairman of the Board	February 27, 2008
/s/ DANA K. ANDERSON Dana K. Anderson	Vice Chairman of the Board	February 27, 2008
/s/ EDWARD C. COPPOLA Edward C. Coppola	Senior Executive Vice President and Chief Investment Officer and Director	February 27, 2008
/s/ JAMES COWNIE James Cownie	Director	February 27, 2008
/s/ DIANA LAING Diana Laing	Director	February 27, 2008
/s/ FREDERICK HUBBELL Frederick Hubbell	Director	February 27, 2008
/s/ STANLEY MOORE Stanley Moore	Director	February 27, 2008
/s/ DR. WILLIAM SEXTON Dr. William Sexton	Director	February 27, 2008
/s/ THOMAS E. O'HERN Thomas E. O'Hern	Executive Vice President, Treasurer and Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)	February 27, 2008

EXHIBIT INDEX

Exhibit Number	Description	Sequentially Numbered Page
3.1*	Articles of Amendment and Restatement of the Company
3.1.1**	Articles Supplementary of the Company
3.1.2***	Articles Supplementary of the Company (Series A Preferred Stock)
3.1.3###	Articles Supplementary of the Company (Series C Junior Participating Preferred Stock)
3.1.4*******	Articles Supplementary of the Company (Series D Preferred Stock)
3.1.5******#	Articles Supplementary of the Company (reclassification of shares)
3.2**#####	Amended and Restated Bylaws of the Company (February 8, 2007)
4.1*****	Form of Common Stock Certificate
4.2******	Form of Preferred Stock Certificate (Series A Preferred Stock)
4.2.1*****	Form of Preferred Stock/Right Certificate (Series C Junior Participating Preferred Stock)
4.2.2********#	Form of Preferred Stock Certificate (Series D Preferred Stock)
4.3*****
Agreement dated as of November 10, 1998 between the Company and Computershare Investor Services, as successor to EquiServe Trust Company, N.A., as successor to First Chicago Trust Company of New York, as Rights Agent
4.4**########	Indenture, dated as of March 16, 2007, among the Company, the Operating Partnership and Deutsche Bank Trust Company Americas (includes form of the Notes and Guarantee)
10.1********	Amended and Restated Limited Partnership Agreement for the Operating Partnership dated as of March 16, 1994
10.1.1****	Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated June 27, 1997
10.1.2******	Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated November 16, 1997
10.1.3******	Fourth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated February 25, 1998
10.1.4******	Fifth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated February 26, 1998

10.1.5###	Sixth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated June 17, 1998
10.1.6###	Seventh Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated December 23, 1998
10.1.7#######	Eighth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated November 9, 2000
10.1.8*******	Ninth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated July 26, 2002
10.1.9####	Tenth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated October 26, 2006
10.1.10**########	Eleventh Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated as of March 16, 2007
10.1.11**###	Form of Twelfth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership
10.2####	Form of Termination of Employment Agreement dated as of October 26, 2006(1)
10.2.1####	List of Omitted Termination of Employment Agreements(1)
10.2.2####	Employment Agreement between the Company and Tony Grossi dated November 1, 2006(1)
10.2.3**#	Separation Agreement between the Company and David Contis dated October 5, 2006(1)
10.3******	Amended and Restated 1994 Incentive Plan(1)
10.3.1########	Amendment to the Amended and Restated 1994 Incentive Plan dated as of March 31, 2001(1)
10.3.2*******#	Amendment to the Amended and Restated 1994 Incentive Plan (October 29, 2003)(1)
10.4#	1994 Eligible Directors' Stock Option Plan(1)
10.4.1*******#	Amendment to 1994 Eligible Directors Stock Option Plan (October 29, 2003)(1)
10.5*******#	Amended and Restated Deferred Compensation Plan for Executives (2003)(1)
10.5.1**##	2005 Deferred Compensation Plan for Executives(1)

10.6*******#	Amended and Restated Deferred Compensation Plan for Senior Executives (2003)(1)
10.6.1**##	2005 Deferred Compensation Plan for Senior Executives(1)
10.7**##	Eligible Directors' Deferred Compensation/Phantom Stock Plan (as amended and restated as of January 1, 2005)(1)
10.8********	Executive Officer Salary Deferral Plan(1)
10.8.1*******#	Amendment Nos. 1 and 2 to Executive Officer Salary Deferral Plan(1)
10.8.2**##	Amendment No. 3 to Executive Officer Salary Deferral Plan(1)
10.9********	Registration Rights Agreement, dated as of March 16, 1994, between the Company and The Northwestern Mutual Life Insurance Company
10.10********	Registration Rights Agreement, dated as of March 16, 1994, among the Company and Mace Siegel, Dana K. Anderson, Arthur M. Coppola and Edward C. Coppola
10.11********	Registration Rights Agreement, dated as of March 16, 1994, among the Company, Richard M. Cohen and MRII Associates
10.12******	Registration Rights Agreement dated as of February 25, 1998 between the Company and Security Capital Preferred Growth Incorporated
10.13********	Incidental Registration Rights Agreement dated March 16, 1994
10.14******	Incidental Registration Rights Agreement dated as of July 21, 1994
10.15******	Incidental Registration Rights Agreement dated as of August 15, 1995
10.16******	Incidental Registration Rights Agreement dated as of December 21, 1995
10.17******	List of Omitted Incidental/Demand Registration Rights Agreements
10.18###	Redemption, Registration Rights and Lock-Up Agreement dated as of July 24, 1998 between the Company and Harry S. Newman, Jr. and LeRoy H. Brettin
10.19********	Indemnification Agreement, dated as of March 16, 1994, between the Company and Mace Siegel
10.19.1********	List of Omitted Indemnification Agreements
10.20*******	Form of Registration Rights Agreement with Series D Preferred Unit Holders
10.20.1*******	List of Omitted Registration Rights Agreements

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
10.22.1***##	First Amendment dated as of July 3, 2007 to the $1,500,000 Second Amended and Restated Revolving Loan Facility Credit Agreement
10.22.2**###
Amended and Restated $250,000,000 Term Loan Facility Credit Agreement dated as of April 25, 2005 among the Operating Partnership, the Company, Macerich WRLP Corp., Macerich WRLP LLC, Macerich WRLP II Corp., Macerich WRLP II LP, Macerich TWC II Corp., Macerich TWC II LLC, Macerich Walleye LLC, IMI Walleye LLC, Walleye Retail Investments LLC, Deutsche Bank Trust Company Americas and various lenders
10.22.3**######
First Amendment to Amended and Restated $250,000,000 Term Loan Facility Credit Agreement dated as of July 20, 2006 among the Operating Partnership, the Company, Macerich WRLP Corp., Macerich WRLP LLC, Macerich WRLP II Corp., Macerich WRLP II LP, Macerich TWC II Corp., Macerich TWC II LLC, Macerich Walleye LLC, IMI Walleye LLC, Walleye Retail Investments LLC, the agent and various lenders thereto
10.23##	Form of Incidental Registration Rights Agreement between the Company and various investors dated as of July 26, 2002
10.23.1##	List of Omitted Incidental Registration Rights Agreements

10.24*#	Tax Matters Agreement dated as of July 26, 2002 between The Macerich Partnership L.P. and the Protected Partners
10.24.1**###	Tax Matters Agreement (Wilmorite)
10.25#######	2000 Incentive Plan effective as of November 9, 2000 (including 2000 Cash Bonus/Restricted Stock Program and Stock Unit Program and Award Agreements)(1)
10.25.1########	Amendment to the 2000 Incentive Plan dated March 31, 2001(1)
10.25.2*******#	Amendment to 2000 Incentive Plan (October 29, 2003)(1)
10.26#######	Form of Stock Option Agreements under the 2000 Incentive Plan(1)
10.27****#	2003 Equity Incentive Plan(1)
10.27.1*******#	Amendment to 2003 Equity Incentive Plan (October 29, 2003)(1)
10.27.2***##	Amended and Restated Cash Bonus/Restricted Stock and LTIP Unit Award Program under the 2003 Equity Incentive Plan(1)
10.28	Form of Restricted Stock Award Agreement under 2003 Equity Incentive Plan(1)
10.29*****#	Form of Stock Unit Award Agreement under 2003 Equity Incentive Plan(1)
10.30	Form of Employee Stock Option Agreement under 2003 Equity Incentive Plan(1)
10.31*****#	Form of Non-Qualified Stock Option Grant under 2003 Equity Incentive Plan(1)
10.32***#	Form of Restricted Stock Award Agreement for Non-Management Directors(1)
10.32.1####	Form of LTIP Award Agreement under 2003 Equity Incentive Plan (Performance Vesting)(1)
10.32.2***##	Form of LTIP Award Agreement under 2003 Equity Incentive Plan (Time Vesting)(1)
10.32.3	Form of Stock Appreciation Right under 2003 Equity Incentive Plan(1)
10.33****#	Employee Stock Purchase Plan
10.33.1*****#	Amendment 2003-1 to Employee Stock Purchase Plan (October 29, 2003)
10.34####	Form of Management Continuity Agreement(1)
10.34.1####	List of Omitted Management Continuity Agreements(1)
10.35*******#	Indemnification Agreement between the Company and Mace Siegel dated October 29, 2003

10.35.1####	List of Omitted Indemnification Agreements
10.36*******#
Registration Rights Agreement dated as of December 18, 2003 by the Operating Partnership, the Company and Taubman Realty Group Limited Partnership (Registration rights assigned by Taubman to three assignees)
10.37******	Partnership Agreement of S.M. Portfolio Ltd. Partnership
10.38**###	2005 Amended and Restated Agreement of Limited Partnership of MACWH, LP dated as of April 25, 2005
10.39**###	Registration Rights Agreement dated as of April 25, 2005 among the Company and the persons names on Exhibit A thereto
10.40**########	Registration Rights Agreement, dated as of March 16, 2007, among the Company, J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc.
10.41**####	Description of Director and Executive Compensation Arrangements(1)
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm (Deloitte and Touche LLP)
23.2	Consent of Independent Registered Public Accounting Firm (KPMG LLP)
31.1	Section 302 Certification of Arthur Coppola, Chief Executive Officer
31.2	Section 302 Certification of Thomas O'Hern, Chief Financial Officer
32.1	Section 906 Certifications of Arthur Coppola and Thomas O'Hern
99.1**#######	Guidelines on Corporate Governance (as amended on April 27, 2006)
99.2**########	Capped Call Confirmation dated as of March 12, 2007 by and among the Company, Deutsche Bank AG, London Branch and Deutsche Bank AG, New York Branch
99.2.1**########	Amendment to Capped Call Confirmation dated as of March 15, 2007, by and among the Company, Deutsche Bank AG, London Branch and Deutsche Bank AG, New York Branch
99.3**########	Capped Call Confirmation dated as of March 12, 2007 by and between the Company and JPMorgan Chase Bank, National Association

99.3.1**########	Amendment to Capped Call Confirmation dated as of March 15, 2007 by and between the Company and JPMorgan Chase Bank, National Association

*	Previously filed as an exhibit to the Company's Registration Statement on Form S-11, as amended (No. 33-68964), and incorporated herein by reference.
**	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date May 30, 1995, and incorporated herein by reference.
***	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date February 25, 1998, and incorporated herein by reference.
****	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date June 20, 1997, and incorporated herein by reference.
*****	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date November 10, 1998, as amended, and incorporated herein by reference.
******	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.
*******	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date July 26, 2002 and incorporated herein by reference.
********	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
#	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference.
##	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 2002, and incorporated herein by reference.
###	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.
####	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.
#####	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, and incorporated herein by reference.
######	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.
#######	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.
########	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference.
*#	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.
**#	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date October 5, 2006, and incorporated herein by reference.

***#	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
****#	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference.
*****#	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.
******#	Previously filed as an exhibit to the Company's Registration Statement on Form S-3, as amended (No. 333-88718), and incorporated herein by reference.
*******#	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
********#	Previously filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-107063), and incorporated herein by reference.
**##	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
**###	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date April 25, 2005, and incorporated herein by reference.
**####	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date January 26, 2006, and incorporated herein by reference.
**#####	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date February 8, 2007, and incorporated herein by reference.
**######	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date July 20, 2006, and incorporated herein by reference.
**#######	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date April 27, 2006, and incorporated herein by reference.
**########	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date March 16, 2007, and incorporated herein by reference.
***##	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference.
(1)	Represents a management contract, or compensatory plan, contract or arrangement required to be filed pursuant to Regulation S-K.

QuickLinks

THE MACERICH COMPANY ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007 INDEX
PART I
IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
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
  ITEM 9A. CONTROLS AND PROCEDURES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  ITEM 9A(T). CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
THE MACERICH COMPANY CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except share amounts)
THE MACERICH COMPANY CONSOLIDATED STATEMENTS OF OPERATIONS (Dollars in thousands, except share and per share amounts)
THE MACERICH COMPANY CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY (Dollars in thousands, except per share data)
THE MACERICH COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
THE MACERICH COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars and shares in thousands, except per share amounts)
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS
PACIFIC PREMIER RETAIL TRUST CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except share amounts)
PACIFIC PREMIER RETAIL TRUST CONSOLIDATED STATEMENTS OF OPERATIONS (Dollars in thousands)
PACIFIC PREMIER RETAIL TRUST CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Dollars in thousands, except share data)
PACIFIC PREMIER RETAIL TRUST CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
PACIFIC PREMIER RETAIL TRUST NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share amounts)
Report of Independent Registered Public Accounting Firm
SDG MACERICH PROPERTIES, L.P. BALANCE SHEETS December 31, 2007 and 2006 (Dollars in thousands)
SDG MACERICH PROPERTIES, L.P. STATEMENTS OF OPERATIONS Years ended December 31, 2007, 2006, and 2005 (Dollars in thousands)
SDG MACERICH PROPERTIES, L.P. STATEMENTS OF CASH FLOWS Years ended December 31, 2007, 2006, and 2005 (Dollars in thousands)
SDG MACERICH PROPERTIES, L.P. STATEMENTS OF PARTNERS' EQUITY Years ended December 31, 2007, 2006, and 2005 (Dollars in thousands)
SDG MACERICH PROPERTIES, L.P. NOTES TO FINANCIAL STATEMENTS December 31, 2007 and 2006 (Dollars in thousands)
SIGNATURES
EXHIBIT INDEX