Form 10-Q
period 2008-03-31
MACERICH CO
filed 2008-05-19
CIK 912242

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

Commission File No. 1-12504

THE MACERICH COMPANY
(Exact name of registrant as specified in its charter)

MARYLAND	95-4448705
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
401 Wilshire Boulevard, Suite 700, Santa Monica, California 90401 (Address of principal executive office, including zip code)
(310) 394-6000 (Registrant's telephone number, including area code)
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

YES ☒               NO ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐               NO ☒

        Number of shares outstanding as of May 13, 2008 of the registrant's common stock, par value $.01 per share: 74,744,091 shares

Explanatory Note

        In this Quarterly Report on Form 10-Q, The Macerich Company (the "Company") has amended and restated its consolidated financial statements for the three months ended March 31, 2007.

        Subsequent to the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2007, management determined that the consolidated financial statements as of December 31, 2007 and December 31, 2006, and for each of the three years during the period ended December 31, 2007 required restatement to correctly account for the convertible preferred units issued to prior owners in connection with the acquisition of the Wilmorite portfolio which occurred on April 25, 2005 (See Note 14—"Discontinued Operations" located in the Notes to Consolidated Financial Statements elsewhere in this Quarterly Report for a description of this acquisition).

        A summary of the effects of this restatement on the consolidated balance sheet as of December 31, 2007, the consolidated statements of operations and cash flows for the three months ended March 31, 2007 and the consolidated statement of common stockholders' equity for the three months ended March 31, 2008, is included in Note 20—"Restatement" located in the Notes to Consolidated Financial Statements elsewhere in this Quarterly Report.

        The following sections of this Quarterly Report give effect to the restatement:

Part I

Item 1—Financial Statements

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

THE MACERICH COMPANY

FORM 10-Q

THE MACERICH COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	March 31, 2008	December 31, 2007
		(Restated)
ASSETS:
Property, net	$5,938,751	$6,187,473
Cash and cash equivalents	64,260	85,273
Restricted cash	63,689	68,384
Marketable securities	28,935	29,043
Tenant and other receivables, net	120,315	137,498
Deferred charges and other assets, net	300,398	386,802
Loans to unconsolidated joint ventures	376	604
Due from affiliates	5,556	5,729
Investments in unconsolidated joint ventures	1,032,310	785,643
Assets held for sale	283,603	250,648

Total assets	$7,838,193	$7,937,097

LIABILITIES, MINORITY INTEREST, PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY:
Mortgage notes payable:
Related parties	$224,936	$225,848
Others	2,799,759	3,102,422

Total	3,024,695	3,328,270
Bank and other notes payable	2,743,003	2,434,688
Accounts payable and accrued expenses	71,733	97,086
Other accrued liabilities	284,653	289,660
Preferred dividends payable	2,454	6,356

Total liabilities	6,126,538	6,156,060

Minority interest	283,623	547,693

Commitments and contingencies
Series A cumulative convertible redeemable preferred stock, $.01 par value, 3,627,131 shares authorized, 3,067,131 issued and outstanding at March 31, 2008 and December 31, 2007, respectively	83,495	83,495

Common stockholders' equity:
Common stock, $.01 par value, 145,000,000 shares authorized, 72,530,870 and 72,311,763 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	725	723
Additional paid-in capital	1,545,832	1,367,566
Accumulated deficit	(153,896)	(193,932)
Accumulated other comprehensive loss	(48,124)	(24,508)

Total common stockholders' equity	1,344,537	1,149,849

Total liabilities, minority interest, preferred stock and common stockholders' equity	$7,838,193	$7,937,097

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
		(Restated)
Revenues:
Minimum rents	$125,831	$112,960
Percentage rents	2,704	3,664
Tenant recoveries	66,389	60,865
Management Companies	9,691	8,754
Other	6,329	6,555

Total revenues	210,944	192,798

Expenses:
Shopping center and operating expenses	68,917	62,016
Management Companies' operating expenses	18,343	17,755
REIT general and administrative expenses	4,403	5,373
Depreciation and amortization	60,707	51,379

	152,370	136,523

Interest expense:
Related parties	3,696	2,651
Other	67,131	61,369

	70,827	64,020
Loss on early extinguishment of debt	—	878

Total expenses	223,197	201,421
Minority interest in consolidated joint ventures	(526)	(1,218)
Equity in income of unconsolidated joint ventures	22,298	14,483
Income tax (provision) benefit	(301)	120
Gain on sale of assets	674	1,752

Income from continuing operations	9,892	6,514

Discontinued operations:
Gain (loss) on sale of assets	99,263	(289)
Income from discontinued operations	5,525	496

Total income from discontinued operations	104,788	207

Income before minority interest and preferred dividends	114,680	6,721
Less: minority interest in Operating Partnership	16,598	638

Net income	98,082	6,083
Less: preferred dividends	2,454	2,575

Net income available to common stockholders	$95,628	$3,508

Earnings per common share—basic:
Income from continuing operations	$0.09	$0.05
Discontinued operations	1.23	—

Net income available to common stockholders	$1.32	$0.05

Earnings per common share—diluted:
Income from continuing operations	$0.11	$0.05
Discontinued operations	1.19	—

Net income available to common stockholders	$1.30	$0.05

Weighted average number of common
shares outstanding:
Basic	72,342,000	71,669,000

Diluted	88,290,000	85,034,000

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY

(Dollars in thousands, except per share data)

(Unaudited)

	Common Stock
			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Common Stockholders' Equity
	Shares	Par Value
Balance December 31, 2007 (As previously reported)	72,311,763	$723	$1,654,199	$(317,780)	$(24,508)	$1,312,634
Restatement adjustment			(286,633)	123,848		(162,785)

Balance January 1, 2008 (Restated)	72,311,763	723	1,367,566	(193,932)	(24,508)	1,149,849

Comprehensive income (loss):
Net income	—	—	—	98,082	—	98,082
Reclassification of deferred losses	—	—	—	—	241	241
Interest rate swap/cap agreements	—	—	—	—	(23,857)	(23,857)

Total comprehensive income (loss)	—	—	—	98,082	(23,616)	74,466
Amortization of share and unit-based plans	184,107	2	5,155	—	—	5,157
Exercise of stock options	35,000	—	890	—	—	890
Distributions paid ($0.80) per share	—	—	—	(58,046)	—	(58,046)
Preferred dividends	—	—	(2,454)	—	—	(2,454)
Reversal of adjustments to minority interest for the redemption value on the Rochester Properties	—	—	172,805	—	—	172,805
Adjustment to reflect minority interest on a pro rata basis for period end ownership percentage of Operating Partnership units	—	—	1,870	—	—	1,870

Balance March 31, 2008	72,530,870	$725	$1,545,832	$(153,896)	$(48,124)	$1,344,537

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
		(Restated)
Cash flows from operating activities:
Net income available to common stockholders	$95,628	$3,508
Preferred dividends	2,454	2,575

Net income	98,082	6,083
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt	—	878
Gain on sale of assets	(674)	(1,752)
(Gain) loss on sale of assets of discontinued operations	(99,263)	289
Depreciation and amortization	62,860	55,972
Amortization of net premium on mortgage and bank and other notes payable	(2,083)	(2,771)
Amortization of share and unit-based plans	2,886	3,393
Minority interest in Operating Partnership	16,598	638
Minority interest in consolidated joint ventures	526	5,038
Equity in income of unconsolidated joint ventures	(22,298)	(14,483)
Distributions of income from unconsolidated joint ventures	3,241	285
Changes in assets and liabilities, net of acquisitions and dispositions:
Tenant and other receivables, net	17,244	7,833
Other assets	(28,805)	(14,011)
Accounts payable and accrued expenses	(26,510)	(11,211)
Due from affiliates	173	(1,357)
Other accrued liabilities	13,019	21,470

Net cash provided by operating activities	34,996	56,294

Cash flows from investing activities:
Acquisitions of property, development, redevelopment and property improvements	(127,159)	(105,618)
Redemption of Rochester Properties	(18,873)	—
Maturities of marketable securities	192	322
Deferred leasing costs	(8,373)	(8,873)
Distributions from unconsolidated joint ventures	17,456	42,789
Contributions to unconsolidated joint ventures	(111,521)	(9,309)
Repayments of loans to unconsolidated joint ventures	228	165
Proceeds from sale of assets	1,037	5,768
Restricted cash	2,240	(2,351)

Net cash used in investing activities	(244,773)	(77,107)

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

(Unaudited)

Cash flows from financing activities:
Proceeds from mortgages and bank and other notes payable	346,447	1,172,263
Payments on mortgages and bank and other notes payable	(84,557)	(1,174,540)
Deferred financing costs	(79)	(504)
Purchase of Capped Calls	—	(59,850)
Repurchase of common stock	—	(74,970)
Proceeds from share and unit-based plans	890	533
Dividends and distributions	(67,305)	(57,487)
Dividends to preferred stockholders	(6,632)	(6,122)

Net cash provided by (used in) financing activities	188,764	(200,677)

Net decrease in cash	(21,013)	(221,490)
Cash and cash equivalents, beginning of period	85,273	269,435

Cash and cash equivalents, end of period	$64,260	$47,945

Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$82,166	$81,163

Non-cash transactions:
Acquisition of minority interest in Non-Rochester Properties in exchange for interest in Rochester Properties	$205,520	$—

Deposits contributed to unconsolidated joint ventures and the purchase of properties	$51,943	$—

Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$50,043	$23,987

Accrued preferred dividends payable	$2,454	$6,356

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

        The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of March 31, 2008, the Company was the sole general partner of and held an 85% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The interests in the Operating Partnership are known as "OP Units." OP Units not held by the Company are redeemable, subject to certain restrictions, on a one-for-one basis for the Company's common stock or cash at the Company's option.

        The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. The 15% limited partnership interest of the Operating Partnership not owned by the Company is reflected in these consolidated financial statements as minority interest in the Operating Partnership.

        The property management, leasing and redevelopment of the Company's portfolio is provided by the Company's management companies, Macerich Property Management Company, LLC ("MPMC, LLC"), a single member Delaware limited liability company, Macerich Management Company ("MMC"), a California corporation, Westcor Partners, L.L.C., a single member Arizona limited liability company, Macerich Westcor Management LLC, a single member Delaware limited liability company, Westcor Partners of Colorado, LLC, a Colorado limited liability company, MACW Mall Management, Inc., a New York corporation, and MACW Property Management, LLC, a single member New York limited liability company. These last two management companies are collectively referred to herein as the "Wilmorite Management Companies." The three Westcor management companies are collectively referred to herein as the "Westcor Management Companies." All seven of the management companies are collectively referred to herein as the "Management Companies."

2. Basis of Presentation:

        The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements and have not been audited by independent public accountants.

        The accompanying consolidated financial statements include the accounts of the Company and the Operating Partnership. Investments in entities that are controlled by the Company or meet the definition of a variable interest entity in which an enterprise absorbs the majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity are consolidated; otherwise they are accounted for under the equity method and are reflected as "Investments in unconsolidated joint ventures."

        The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

2. Basis of Presentation: (Continued)

on Form 10-K for the year ended December 31, 2007. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for the interim periods have been made. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying consolidated balance sheet as of December 31, 2007 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

        All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

  Tenant and Other Receivables:

        Included in tenant and other receivables are allowances for doubtful accounts of $2,104 and $2,417 at March 31, 2008 and December 31, 2007, respectively.

        Included in tenant and other receivables are the following notes receivables:

        On March 31, 2006, the Company received a note receivable that is secured by a deed of trust, bears interest at 5.5% and matures on March 31, 2031. At March 31, 2008 and December 31, 2007, the note had a balance of $9,609 and $9,661, respectively.

        On January 1, 2008, as part of the Rochester Redemption (See Note 14—Discontinued Operations), the Company received an unsecured note receivable that bears interest at 9.0% and matures on June 30, 2011. The balance on the note at March 31, 2008 was $11,763.

Recent Accounting Pronouncements:

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position ("FSP") SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purpose of Lease Classification or Measurement under Statement 13 ("FSP FAS 157-1") and FSP SFAS 157-2, Effective Date of SFAS No. 157 ("FSP FAS 157-2"). FSP FAS 157-2 defers the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS 157-1 excludes from the scope of SFAS No. 157 certain leasing transactions accounted for under SFAS No. 13, Accounting for Leases. The Company adopted SFAS No. 157 and FSP FAS 157-1 on a prospective basis effective January 1, 2008. The adoption of SFAS No. 157 and FSP FAS 157-1 did not have a material impact on the Company's results of operations or financial condition.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

2. Basis of Presentation: (Continued)

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115." SFAS No. 159 permits, at the option of the reporting entity, measurement of certain assets and liabilities at fair value. The Company adopted SFAS No. 159 on January 1, 2008. The adoption of SFAS No. 159 did not have a material effect on the Company's results of operations or financial condition as the Company did not elect to apply the fair value option to eligible financial instruments on that date.

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

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51". SFAS No. 160 clarifies the accounting for a noncontrolling interest or minority interest in a subsidiary included in consolidated financial statements. The Company is required to adopt SFAS No. 160 on January 1, 2009 and the Company is currently evaluating the impact of the adoption on the Company's results of operations and financial condition.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133." SFAS No. 161 requires additional disclosures on derivative instruments and hedging activities and their effect on the reporting entities financial statements. The Company is required to adopt SFAS No. 161 on January 1, 2009 and does not expect the adoption to have a material impact on the Company's results of operations or financial condition.

        In May 2008, the FASB issued FSP APB 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 requires that convertible debt instruments that may be settled in cash to be separated into liability and equity components in a manner that will reflect the reporting entity's nonconvertible debt borrowing rate. The Company is required to adopt FSP APB 14-1 on January 1, 2009 and is currently evaluating the impact of adoption on the Company's results of operations or financial condition.

Fair Value of Financial Instruments:

        On January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity's own assumptions about market participant assumptions.

        Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

2. Basis of Presentation: (Continued)

observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity's own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

        The Company calculates the fair value of financial instruments and includes this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made.

Reclassifications:

        Certain prior year amounts have been reclassified to conform to the current year presentation. The Company reclassified loss on early extinguishment of debt to be included in total expenses in the consolidated statements of operations.

3. Earnings per Share:

        The computation of basic earnings per share ("EPS") is based on net income available to common stockholders and the weighted average number of common shares outstanding for the three months ended March 31, 2008 and 2007. The computation of diluted earnings per share includes the dilutive effect of share and unit-based compensation plans and convertible senior notes calculated using the treasury stock method and the dilutive effect of all other dilutive securities calculated using the "if-converted" method. The OP Units and MACWH, LP common units not held by the Company have been included in the diluted EPS calculation since they may be redeemed on a one-for-one basis for

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

3. Earnings per Share: (Continued)

common stock or cash, at the Company's option. The following table reconciles the basic and diluted earnings per share calculation (dollars and shares in thousands):

	For the Three Months Ended March 31,
	2008			2007
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Net income	$98,082			$6,083
Less: preferred dividends	2,454			2,575

Basic EPS:
Net income available to common stockholders	95,628	72,342	$1.32	3,508	71,669	$0.05
Diluted EPS:
Conversion of partnership units	16,598	12,553		638	13,053
Share and unit-based plans(1)	—	328		—	312
Convertible preferred stock(2)	2,454	3,067		—	—

Net income available to common stockholders	$114,680	88,290	$1.30	$4,146	85,034	$0.05

(1)
Diluted EPS excludes 280,847 of unvested restricted shares of common stock for the three months ended March 31, 2008, as its effect was antidilutive to net income available to common stockholders. Additionally, the convertible senior notes (See Note 10—Bank and Other Notes Payable) are excluded from diluted EPS for the three months ended March 31, 2008 and 2007 as their effect would be antidilutive to net income available to common stockholders.

(2)
The convertible preferred stock (See Note 17—Cumulative Convertible Redeemable Preferred Stock) can be converted on a one-for-one basis for common stock. The convertible preferred stock was dilutive to net income available to common stockholders for the three months ended March 31, 2008. The 3,627,131 shares of convertible preferred stock was excluded from diluted EPS for the three months ended March 31, 2007 as their effect was antidilutive to net income available to common stockholders.

        The minority interest in the Operating Partnership as reflected in the Company's consolidated statements of operations has been allocated for EPS calculations as follows:

	For the Three Months Ended March 31,
	2008	2007
Income from continuing operations	$1,100	$606
Discontinued operations:
Gain (loss) on sale of assets	14,681	(44)
Income from discontinued operations	817	76

Total	$16,598	$638

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

3. Earnings per Share: (Continued)

        The Company had an 85% ownership interest in the Operating Partnership as of March 31, 2008 and December 31, 2007. The remaining 15% limited partnership interest as of March 31, 2008 and December 31, 2007 was owned by certain of the Company's executive officers and directors, certain of their affiliates, and other outside investors in the form of OP Units. The OP Units may be redeemed on a one-for-one basis for common shares or cash, at the Company's option. The redemption value for each OP Unit of the Company as of any balance sheet date is the amount equal to the average of the closing quoted price per share of the Company's common stock, par value $.01 per share, as reported on the New York Stock Exchange for the ten trading days immediately preceding the respective balance sheet date. Accordingly, as of March 31, 2008 and December 31, 2007, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $859,960 and $904,150, respectively.

4. Investments in Unconsolidated Joint Ventures:

        The following are the Company's investments in unconsolidated joint ventures. The Operating Partnership's interest in each joint venture property as of March 31, 2008 was as follows:

Joint Venture	Partnership's Ownership %(1)
Biltmore Shopping Center Partners LLC	50.0%
Camelback Colonnade SPE LLC	75.0%
Chandler Festival SPE LLC	50.0%
Chandler Gateway SPE LLC	50.0%
Chandler Village Center, LLC	50.0%
Coolidge Holding LLC	37.5%
Corte Madera Village, LLC	50.1%
Desert Sky Mall—Tenants in Common	50.0%
East Mesa Land, L.L.C.	50.0%
East Mesa Mall, L.L.C.—Superstition Springs Center	33.3%
Jaren Associates #4	12.5%
Kierland Tower Lofts, LLC	15.0%
Macerich Northwestern Associates	50.0%
Macerich SanTan Phase 2 SPE LLC - SanTan Village Power Center	34.9%
MetroRising AMS Holding LLC	15.0%
New River Associates—Arrowhead Towne Center	33.3%
North Bridge Chicago LLC	50.0%
NorthPark Land Partners, LP	50.0%
NorthPark Partners, LP	50.0%
Pacific Premier Retail Trust	51.0%
PHXAZ/Kierland Commons, L.L.C.	24.5%
Propcor Associates	25.0%
Propcor II Associates, LLC—Boulevard Shops	50.0%
Scottsdale Fashion Square Partnership	50.0%
SDG Macerich Properties, L.P.	50.0%
The Market at Estrella Falls LLC	36.1%

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Tysons Corner Holdings LLC	50.0%
Tysons Corner LLC	50.0%
Tysons Corner Property Holdings II LLC	50.0%
Tysons Corner Property Holdings LLC	50.0%
Tysons Corner Property LLC	50.0%
WM Inland, L.L.C.	50.0%
West Acres Development, LLP	19.0%
Westcor/Gilbert, L.L.C.	50.0%
Westcor/Goodyear, L.L.C.	50.0%
Westcor/Queen Creek Commercial LLC	37.7%
Westcor/Queen Creek LLC	37.7%
Westcor/Queen Creek Medical LLC	37.7%
Westcor/Queen Creek Residential LLC	37.6%
Westcor/Surprise Auto Park LLC	33.3%
Westpen Associates	50.0%
WM Ridgmar, L.P.	50.0%
Wilshire Building—Tenants in Common	30.0%

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

        The Company had the following recent investments in unconsolidated joint venture interests:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

        On January 10, 2008, the Company in a 50/50 joint venture, acquired The Shops at North Bridge, a 680,933 square foot urban shopping center in Chicago, Illinois, for a total purchase price of $515,000. The Company's share of the purchase price was funded by the assumption of a pro rata share of the $205,000 fixed rate mortgage on the Center and by borrowings under the Company's line of credit. The results of The Shops at North Bridge are included below for the period subsequent to its date of acquisition.

        Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.

        Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures:

	March 31, 2008	December 31, 2007
Assets(1):
Properties, net	$4,798,599	$4,294,147
Other assets	470,035	456,919

Total assets	$5,268,634	$4,751,066

Liabilities and partners' capital(1):
Mortgage notes payable(2)	$4,042,302	$3,865,593
Other liabilities	191,621	183,884
The Company's capital(3)	566,462	401,333
Outside partners' capital	468,249	300,256

Total liabilities and partners' capital	$5,268,634	$4,751,066

    (1)
    These amounts include the assets and liabilities of the following significant joint ventures:

	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Tysons Corner LLC
As of March 31, 2008:
Total Assets	$897,799	$1,037,320	$638,583
Total Liabilities	$824,186	$843,066	$365,923
As of December 31, 2007:
Total Assets	$904,186	$1,026,973	$640,179
Total Liabilities	$826,291	$842,816	$364,554
    (2)
    Certain joint ventures have debt that could become recourse debt to the Company should the joint venture be unable to discharge the obligations of the related debt. As of March 31, 2008 and December 31, 2007, the total amount of debt that could become recourse to the Company was $8,655.

    (3)
    The Company's investment in unconsolidated joint ventures was $465,848 and $384,310 more than the underlying equity as reflected in the joint ventures' financial statements as of March 31, 2008 and December 31, 2007, respectively. This represents the difference between the cost of the investment and the book value of the underlying equity of the joint venture. The Company is amortizing this difference into income on a straight-line basis, consistent with the lives of the underlying assets. The amortization of this difference was $1,160 and $1,560 for the three months ended March 31, 2008 and 2007, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

        Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Tysons Corner LLC	Other Joint Ventures	Total
Three Months Ended March 31, 2008
Revenues:
Minimum rents	$23,201	$31,949	$15,094	$68,209	$138,453
Percentage rents	930	1,124	453	2,188	4,695
Tenant recoveries	12,427	12,916	9,033	34,398	68,774
Other	1,091	1,099	606	6,122	8,918

Total revenues	37,649	47,088	25,186	110,917	220,840

Expenses:
Shopping center and operating expenses	14,946	13,137	7,714	39,411	75,208
Interest expense	11,628	11,605	4,116	29,540	56,889
Depreciation and amortization	7,451	7,832	4,622	23,324	43,229

Total operating expenses	34,025	32,574	16,452	92,275	175,326

Gain on sale of assets	—	—	—	8,616	8,616

Net income	$3,624	$14,514	$8,734	$27,258	$54,130

Company's equity in net income	$1,812	$7,385	$4,367	$8,734	$22,298

Three Months Ended March 31, 2007
Revenues:
Minimum rents	$23,149	$30,885	$15,946	$59,825	$129,805
Percentage rents	1,213	1,585	(43)	1,967	4,722
Tenant recoveries	11,961	12,020	8,252	29,514	61,747
Other	941	957	430	3,584	5,912

Total revenues	37,264	45,447	24,585	94,890	202,186

Expenses:
Shopping center and operating expenses	14,799	12,432	6,250	32,854	66,335
Interest expense	11,470	12,288	4,197	25,640	53,595
Depreciation and amortization	7,263	7,583	5,264	26,068	46,178

Total operating expenses	33,532	32,303	15,711	84,562	166,108

Loss on sale of assets	(4,764)	—	—	—	(4,764)

Net (loss) income	$(1,032)	$13,144	$8,874	$10,328	$31,314

Company's equity in net (loss) income	$(516)	$6,693	$3,353	$4,953	$14,483

        Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

        Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life ("NML") of $124,362 and $125,984 as of March 31, 2008 and December 31, 2007, respectively. NML is considered a related party because it is a joint venture partner with the Company in Macerich Northwestern Associates. Interest expense incurred on these borrowings amounted to $2,105 and $2,179 for the three months ended March 31, 2008 and 2007, respectively.

5. Derivative Instruments and Hedging Activities:

        The Company recognizes all derivatives in the consolidated financial statements and measures the derivatives at fair value. The Company uses derivative financial instruments in the normal course of business to manage or reduce its exposure to adverse fluctuations in interest rates. The Company designs its hedges to be effective in reducing the risk exposure that they are designated to hedge. Any instrument that meets the cash flow hedging criteria in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is formally designated as a cash flow hedge at the inception of the derivative contract. On an ongoing quarterly basis, the Company adjusts its balance sheet to reflect the current fair value of its derivatives. To the extent they are effective, changes in fair value of derivatives are recorded in comprehensive income. Ineffective portions, if any, are included in net income. No ineffectiveness was recorded in net income during the three months ended March 31, 2008 or 2007. If any derivative instrument used for risk management does not meet the hedging criteria, it is marked-to-market each period in the consolidated statements of operations. As of March 31, 2008, four of the Company's derivative instruments were not designated as cash flow hedges. Changes in the market value of these derivative instruments are recorded in the consolidated statements of operations.

        As of March 31, 2008 and December 31, 2007, the Company had $45 and $286, respectively, reflected in other comprehensive income related to treasury rate locks settled in prior years. The Company reclassified $241 and $238 for the three months ended March 31, 2008 and 2007, respectively, related to treasury rate lock transactions settled in prior years from accumulated other comprehensive income to earnings. It is anticipated that the remaining $45 will be reclassified during the remainder of 2008.

        Interest rate swap and cap agreements are purchased by the Company from third parties. Amounts received (paid) as a result of these agreements are recorded as a decrease (increase) to interest expense. The Company recorded other comprehensive loss of $23,857 and $3,693 related to the marking-to-market of interest rate swap and cap agreements for the three months ended March 31, 2008 and 2007, respectively. The amount expected to be reclassified to interest expense in the next 12 months is immaterial.

        The fair values of interest rate swap and cap agreements are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below or rose above the strike rate of the interest rate swap and cap agreements. The variable interest rates used in the calculation of projected receipts on the interest rate swap and cap agreements are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

5. Derivative Instruments and Hedging Activities: (Continued)

the respective counterparty's nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

        Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

        The following table presents the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2008:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2008
Liabilities
Derivative Instruments	$—	$51,512	$—	$51,512

6. Property:

        Property consists of the following:

	March 31, 2008	December 31, 2007
Land	$1,050,744	$1,146,096
Building improvements	4,778,940	5,121,442
Tenant improvements	253,979	285,395
Equipment and furnishings	78,788	83,199
Construction in progress	623,566	442,670

	6,786,017	7,078,802
Less accumulated depreciation	(847,266)	(891,329)

	$5,938,751	$6,187,473

        Depreciation expense was $47,151 and $38,249 for the three months ended March 31, 2008 and 2007, respectively.

        The Company recognized a gain on sale of land of $674 and $1,719 during the three months ended March 31, 2008 and 2007, respectively. In addition, the Company recognized a gain on sale of equipment and furnishings of $33 during the three months ended March 31, 2007.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

7. Marketable Securities:

        Marketable securities consist of the following:

	March 31, 2008	December 31, 2007
Government debt securities, at par value	$30,352	$30,544
Less discount	(1,417)	(1,501)

	28,935	29,043
Unrealized gain	3,334	2,183

Fair value	$32,269	$31,226

Future contractual maturities of marketable securities at March 31, 2008 are as follows:
1 year or less	$1,244
2 to 5 years	4,060
6 to 10 years	25,048

	$30,352

        The proceeds from maturities and interest receipts from the marketable securities are restricted to the service of the $27,518 note on which the Company remains obligated following the sale of Greeley Mall on July 27, 2006 (See Note 10—Bank and Other Notes Payable).

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

8. Deferred Charges And Other Assets:

        Deferred charges and other assets are summarized as follows:

	March 31, 2008	December 31, 2007
Leasing	$133,261	$139,343
Financing	45,953	47,406
Intangible assets resulting from SFAS No. 141 allocations:
In-place lease values	148,474	201,863
Leasing commissions and legal costs	25,394	35,728

	353,082	424,340
Less accumulated amortization(1)	(134,626)	(175,353)

	218,456	248,987
Other assets	81,942	137,815

	$300,398	$386,802

    (1)
    Accumulated amortization includes $67,309 and $101,951 relating to intangibles resulting from SFAS No. 141 allocations at March 31, 2008 and December 31, 2007, respectively.

        The allocated values of above market leases included in deferred charges and other assets, net and the below market leases included in other accrued liabilities, related to SFAS No. 141, consist of the following:

	March 31, 2008	December 31, 2007
Above Market Leases
Original allocated value	$65,752	$65,752
Less accumulated amortization	(45,503)	(38,530)

	$20,249	$27,222

Below Market Leases
Original allocated value	$156,667	$156,667
Less accumulated amortization	(103,981)	(93,090)

	$52,686	$63,577

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

9. Mortgage Notes Payable:

        Mortgage notes payable consist of the following:

	Carrying Amount of Mortgage Notes(a)
	March 31, 2008		December 31, 2007
Property Pledged as Collateral	Other	Related Party	Other	Related Party	Interest Rate	Monthly Payment Term(b)	Maturity Date
Capitola Mall	$—	$38,865	$—	$39,310	7.13%	380	2011
Cactus Power Center(c)	636		—		4.15%	2	2011
Carmel Plaza	26,141	—	26,253	—	8.18%	202	2009
Chandler Fashion Center	168,983	—	169,789	—	5.52%	1,043	2012
Chesterfield Towne Center(d)	55,317	—	55,702	—	9.07%	548	2024
Danbury Fair Mall	174,821	—	176,457	—	4.64%	1,225	2011
Deptford Mall	172,500	—	172,500	—	5.41%	778	2013
Eastview Commons(e)	—	—	8,814	—	5.46%	—	—
Eastview Mall(e)	—	—	101,007	—	5.10%	—	—
Fiesta Mall	84,000	—	84,000	—	4.98%	348	2015
Flagstaff Mall	37,000	—	37,000	—	5.03%	155	2015
FlatIron Crossing	186,881	—	187,736	—	5.26%	1,102	2013
Freehold Raceway Mall	176,196	—	177,686	—	4.68%	1,184	2011
Fresno Fashion Fair	63,326	—	63,590	—	6.52%	437	2008
Great Northern Mall	40,112	—	40,285	—	5.19%	234	2013
Greece Ridge Center(e)	—	—	72,000	—	5.97%	—	—
Hilton Village	8,534	—	8,530	—	5.27%	37	2012
La Cumbre Plaza(f)	30,000	—	30,000	—	4.20%	105	2008
Marketplace Mall(e)	—	—	39,345	—	5.30%	—	—
Northridge Mall	80,762	—	81,121	—	4.94%	453	2009
Pacific View	88,498	—	88,857	—	7.16%	602	2011
Panorama Mall(g)	50,000	—	50,000	—	3.62%	151	2010
Paradise Valley Mall	20,993	—	21,231	—	5.89%	183	2009
Pittsford Plaza(e)	—	—	24,596	—	5.02%	—	—
Pittsford Plaza(e)	—	—	9,148	—	6.52%	—	—
Prescott Gateway	60,000	—	60,000	—	5.86%	293	2011
Promenade at Casa Grande(h)	88,332	—	79,964	—	5.86%	428	2009
Queens Center	90,120	—	90,519	—	7.11%	633	2009
Queens Center	108,070	108,071	108,539	108,538	7.00%	1,591	2013
Rimrock Mall	42,664	—	42,828	—	7.56%	320	2011
Salisbury, Center at	115,000	—	115,000	—	5.83%	559	2016
Santa Monica Place	78,733	—	79,014	—	7.79%	606	2010
Shoppingtown Mall	44,244	—	44,645	—	5.01%	319	2011
South Plains Mall	58,480	—	58,732	—	8.29%	454	2009
South Towne Center	64,000	—	64,000	—	6.66%	355	2008
Towne Mall	14,721	—	14,838	—	4.99%	100	2012
Tucson La Encantada	—	78,000	—	78,000	5.84%	364	2012
Twenty Ninth Street(i)	115,000	—	110,558	—	3.60%	345	2009
Valley River Center	120,000	—	120,000	—	5.60%	560	2016
Valley View Center	125,000	—	125,000	—	5.81%	605	2011
Victor Valley, Mall of(j)	—	—	51,211	—	4.60%	—	—
Village Fair North(k)	10,796	—	10,880	—	5.89%	82	2008
Vintage Faire Mall	64,130	—	64,386	—	7.91%	508	2010
Westside Pavilion	91,649	—	92,037	—	6.74%	628	2008
Wilton Mall	44,120	—	44,624	—	4.79%	349	2009

	$2,799,759	$224,936	$3,102,422	$225,848

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

9. Mortgage Notes Payable: (Continued)

(a)
The mortgage notes payable balances include the unamortized debt premiums (discounts). Debt premiums (discounts) represent the excess (deficiency) of the fair value of debt over (under) the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The interest rate disclosed represents the effective interest rate, including the debt premium (discount) and deferred finance cost.

Debt premiums (discounts) consist of the following:

Property Pledged as Collateral	March 31, 2008	December 31, 2007
Danbury Fair Mall	$12,352	$13,405
Eastview Commons	—	573
Eastview Mall	—	1,736
Freehold Raceway Mall	11,514	12,373
Great Northern Mall	(157)	(164)
Hilton Village	(66)	(70)
Marketplace Mall	—	1,650
Paradise Valley Mall	319	392
Pittsford Plaza	—	857
Shoppingtown Mall	3,461	3,731
Towne Mall	441	464
Victor Valley, Mall of	—	54
Village Fair North	25	49
Wilton Mall	2,363	2,729

	$30,252	$37,779

(b)
This represents the monthly payment of principal and interest.

(c)
On March 20, 2008, the Company obtained a construction loan that provides for borrowings up to $101,000 and bears interest at LIBOR plus a spread of 1.10% to 1.35% depending on certain conditions. The loan matures on March 14, 2011, with two one-year extension options. At March 31, 2008, the total interest rate was 4.15%.

(d)
In addition to monthly principal and interest payments, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property's gross receipts exceeds a base amount. Contingent interest expense recognized by the Company was $80 and $78 for the three months ended March 31, 2008 and 2007, respectively.

(e)
On January 1, 2008, these loans were transferred in connection with the redemption of the participating convertible preferred units (See Rochester Properties in Note 14—Discontinued Operations).

(f)
The floating rate loan bears interest at LIBOR plus 0.88% and matures on August 9, 2008, with a one-year extension option. The Company has an interest rate cap agreement over the loan term which effectively prevents LIBOR from exceeding 7.12%. At March 31, 2008 and December 31, 2007, the total interest rate was 4.20% and 6.48%, respectively.

(g)
The floating rate loan bears interest at LIBOR plus 0.85% and matures in February 2010. There is an interest rate cap agreement on this loan which effectively prevents LIBOR from exceeding 6.65%. At March 31, 2008 and December 31, 2007, the total interest rate was 3.62% and 6.00%, respectively.

(h)
The construction loan allows for total borrowings of up to $110,000, and bears interest at LIBOR plus a spread of 1.20% to 1.40% depending on certain conditions. The loan matures in August 2009, with two one-year extension options. At March 31, 2008 and December 31, 2007, the total interest rate was 5.86% and 6.35%, respectively.

(i)
The construction loan allowed for total borrowings of up to $115,000, and bears interest at LIBOR plus a spread of .80%. The loan matures in June 2009, with a one-year extension option. At March 31, 2008 and December 31, 2007, the total interest rate was 3.60% and 5.93%, respectively.

(j)
This loan was paid off in full on March 1, 2008. On May 6, 2008, the Company placed a new floating rate loan for $100,000 on the property, bearing interest at LIBOR plus 1.60% that matures on May 6, 2011 with two one-year extension options.

(k)
This loan was paid off in full on April 16, 2008.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

9. Mortgage Notes Payable: (Continued)

        Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

        Total interest expense capitalized was $7,053 and $5,357 for the three months ended March 31, 2008 and 2007, respectively.

        The related party mortgage notes payable are amounts due to an affiliate of NML. See Note 11—Related Party Transactions for interest expense associated with these loans.

        The fair value of mortgage notes payable is estimated to be approximately $3,126,325 and $3,437,032, at March 31, 2008 and December 31, 2007, respectively, based on current interest rates for comparable loans.

10. Bank and Other Notes Payable:

        Bank and other notes payable consist of the following:

Convertible Senior Notes:

        On March 16, 2007, the Company issued $950,000 in convertible senior notes ("Senior Notes") that are to mature on March 15, 2012. The Senior Notes bear interest at 3.25%, payable semiannually, are senior unsecured debt of the Company and are guaranteed by the Operating Partnership. Prior to December 14, 2011, upon the occurrence of certain specified events, the Senior Notes will be convertible at the option of the holder into cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the election of the Company, at an initial conversion rate of 8.9702 shares per $1 principal amount. On and after December 15, 2011, the Senior Notes will be convertible at any time prior to the second business day preceding the maturity date at the option of the holder at the initial conversion rate. The initial conversion price of approximately $111.48 per share represented a 20% premium over the closing price of the Company's common stock on March 12, 2007. The initial conversion rate is subject to adjustment under certain circumstances. Holders of the Senior Notes do not have the right to require the Company to repurchase the Senior Notes prior to maturity except in connection with the occurrence of certain fundamental change transactions. The carrying value of the Senior Notes at March 31, 2008 and December 31, 2007 includes an unamortized discount of $7,515 and $7,988, respectively, incurred at issuance and is amortized into interest expense over the term of the Senior Notes in a manner that approximates the effective interest method. As of March 31, 2008 and December 31, 2007, the effective interest rate was 3.66%. The fair value of the Senior Notes is estimated to be approximately $806,835 and $809,305 at March 31, 2008 and December 31, 2007 based on current market price.

        Concurrent with the issuance of the Senior Notes, the Company purchased two capped calls ("Capped Calls") from affiliates of the initial purchasers of the Senior Notes. The Capped Calls effectively increased the conversion price of the Senior Notes to approximately $130.06, which represents a 40% premium to the March 12, 2007 closing price of $92.90 per common share of the Company. The Capped Calls are expected to generally reduce the potential dilution upon exchange of the Senior Notes in the event the market value per share of the Company's common stock, as

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

10. Bank and Other Notes Payable: (Continued)

measured under the terms of the relevant settlement date, is greater than the strike price of the Capped Calls. If, however, the market value per share of the Company's common stock exceeds $130.06 per common share, then the dilution mitigation under the Capped Calls will be capped, which means there would be dilution from exchange of the Senior Notes to the extent that the market value per share of the Company's common stock exceeds $130.06. The cost of the Capped Calls was approximately $59,850 and was recorded as a charge to additional paid-in capital in 2007.

Line of Credit:

        The Company has a $1,500,000 revolving line of credit that matures on April 25, 2010 with a one-year extension option. The interest rate fluctuates from LIBOR plus 0.75% to LIBOR plus 1.10% depending on the Company's overall leverage. The Company has an interest rate swap agreement that effectively fixed the interest rate on $400,000 of the outstanding balance of the line of credit at 6.23% until April 25, 2011. As of March 31, 2008 and December 31, 2007, borrowings outstanding were $1,323,000 and $1,015,000 at an average interest rate, excluding the $400,000 swapped portion, of 3.72% and 6.19%, respectively.

Term Notes:

        On April 25, 2005, the Company obtained a five-year, $450,000 term loan bearing interest at LIBOR plus 1.50%. In November 2005, the Company entered into an interest rate swap agreement that effectively fixed the interest rate of the term loan at 6.30% from December 1, 2005 to April 25, 2010. As of March 31, 2008 and December 31, 2007, the entire term loan was outstanding with an effective interest rate of 6.50%.

        On July 27, 2006, concurrent with the sale of Greeley Mall, the Company provided marketable securities to replace Greeley Mall as collateral for the mortgage note payable on the property (See Note 7—Marketable Securities). As a result of this transaction, the debt was reclassified to bank and other notes payable. This note bears interest at an effective rate of 6.34% and matures in September 2013. As of March 31, 2008 and December 31, 2007, the note had a balance outstanding of $27,518 and $27,676, respectively. The fair value is estimated to be $29,251 and $29,730 at March 31, 2008 and December 31, 2007, respectively, based on current interest rates on comparable loans.

        As of March 31, 2008 and December 31, 2007, the Company was in compliance with all applicable loan covenants.

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

	For the Three Months Ended March 31,
	2008	2007
Management Fees
MMC	$2,925	$2,562
Westcor Management Companies	1,855	1,603
Wilmorite Management Companies	420	428

	$5,200	$4,593

Development and Leasing Fees
MMC	$99	$105
Westcor Management Companies	1,618	1,676
Wilmorite Management Companies	438	28

	$2,155	$1,809

        Certain mortgage notes on the properties are held by NML (See Note 9—Mortgage Notes Payable). Interest expense in connection with these notes was $3,696 and $2,651 for the three months ended March 31, 2008 and 2007, respectively. Included in accounts payable and accrued expenses is interest payable to these partners of $1,145 and $1,150 at March 31, 2008 and December 31, 2007, respectively.

        As of March 31, 2008 and December 31, 2007, the Company had loans to unconsolidated joint ventures of $376 and $604, respectively. Interest income associated with these notes was $12 for the three months ended March 31, 2008 and 2007. These loans represent initial funds advanced to development stage projects prior to construction loan funding. Correspondingly, loan payables in the same amount have been accrued as an obligation by the various joint ventures.

        Due from affiliates of $5,556 and $5,729 at March 31, 2008 and December 31, 2007, respectively, represents unreimbursed costs and fees due from unconsolidated joint ventures under management agreements.

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

13. Acquisitions:

        The following acquisitions were recently completed by the Company:

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

Mervyn's:

        On December 17, 2007, the Company purchased a portfolio of ground leasehold and/or fee simple interests in 39 Mervyn's department stores for $400,160. The Company purchased an additional ground leasehold interest on January 31, 2008 for $13,182 and a fee simple interest on February 29, 2008 for $19,338. All of the purchased properties are located in the Southwest United States. The purchase price was funded by cash and borrowings under the Company's line of credit. Concurrent with each acquisition, the Company entered into individual agreements to leaseback the properties to Mervyn's for terms of 14 to 20 years.

        The purchase price allocation included in the Company's balance sheet date at March 31, 2008 and December 31, 2007 was based on information available at that time. Subsequent allocations may be made during the remainder of 2008. At acquisition, management identified 29 of the 41 aggregate properties in the portfolio as available for sale. These properties are located at shopping centers not owned or managed by the Company. The results of operations from these properties have been included in income from discontinued operations since the acquisition date (See Note 14—Discontinued Operations). The results of operations of the 12 Mervyn's properties not designated as assets held for sale have been included in continuing operations of the Company's consolidated financial statements since the acquisition date.

14. Discontinued Operations:

        The following operations were recently disposed or designated as held for sale by the Company:

Mervyn's:

        On December 17, 2007, the Company purchased a portfolio of ground leasehold and/or fee simple interests in 39 Mervyn's department stores for $400,160. The Company purchased an additional ground leasehold interest on January 31, 2008 for $13,182 and a fee simple interest on February 29, 2008 for $19,338. (See Note 13—Acquisitions). Upon closing of these acquisitions, management designated the 29 stores located at shopping centers not owned or managed by the Company in the portfolio as available for sale. The results of operations from these properties have been included in income from discontinued operations since the respective acquisition dates. The carrying value of these properties at March 31, 2008 and December 31, 2007 was $283,603 and $250,648, respectively, and has been recorded as assets held for sale.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

14. Discontinued Operations: (Continued)

Rochester Redemption:

        On April 25, 2005, the Company and the Operating Partnership acquired Wilmorite Properties, Inc., a Delaware corporation ("Wilmorite"), and Wilmorite Holdings, L.P., a Delaware limited partnership ("Wilmorite Holdings"). Wilmorite's portfolio included interests in 11 regional malls and two open-air community shopping centers with 13,400,000 square feet of space located in Connecticut, New York, New Jersey, Kentucky and Virginia. The total purchase price was approximately $2,333,333, plus adjustments for working capital, including the assumption of approximately $877,174 of existing debt with an average interest rate of 6.43% and the issuance of 3,426,609 Class A participating convertible preferred units ("PCPUs") valued at $213,786, 344,625 Class A non-participating convertible preferred units valued at $21,501 and 93,209 common units in Wilmorite Holdings valued at $5,815. The balance of the consideration to the equity holders of Wilmorite and Wilmorite Holdings was paid in cash, which was provided primarily by a five-year, $450,000 term loan bearing interest at LIBOR plus 1.50% and a $650,000 acquisition loan which had a term of up to two years and bore interest initially at LIBOR plus 1.60%. An affiliate of the Operating Partnership is the general partner and, together with other affiliates, owned as of December 31, 2007 approximately 84% of Wilmorite Holdings, with the remaining 16% held by those limited partners of Wilmorite Holdings who elected to receive convertible preferred units or common units in Wilmorite Holdings rather than cash. These interests represented a minority interest in MACWH LP, a subsidiary of the Operating Partnership and successor in interest in Wilmorite Holdings, which in turn holds the Wilmorite portfolio, and were recorded at predecessor basis, representing, at acquisition date, a $195,905 reduction from fair value in the balance sheet with the earnings attributable to these interests reported as minority interest in consolidated joint ventures in the consolidated statements of operations.

        On January 1, 2008, a subsidiary of The Operating Partnership, at the election of the holders, redeemed the 3,426,609 PCPUs. As a result of the redemption, the Company received the 16.32% minority interest in the portion of the Wilmorite portfolio that included Danbury Fair Mall, Freehold Raceway Mall, Great Northern Mall, Rotterdam Square, Shoppingtown Mall, Towne Mall, Tysons Corner Center and Wilton Mall, collectively referred to as the "Non-Rochester Properties", including approximately 18,000 in cash held at those properties, for total consideration of $224,393, in exchange for the Company's ownership interest in the portion of the Wilmorite portfolio that consisted of Eastview Commons, Eastview Mall, Greece Ridge Center, Marketplace Mall and Pittsford Plaza, collectively referred to as the "Rochester Properties." Included in the redemption consideration was the assumption of the remaining 16.32% interest in the indebtedness of the Non-Rochester Properties, which had an estimated fair value of $105,962. The Company determined the fair value of the debt using a present value model based upon the terms of equivalent debt and upon credit spreads made available to the Company. The fair value of the debt consisted of $71,032 of Level 2 inputs and $34,930 of Level 3 inputs in accordance with SFAS No. 157. The source of the Level 2 inputs involved the use of the nominal weekly average of the U.S. treasury rates. In addition, the Company also received additional consideration of $11,763, in the form of a note, for certain working capital adjustments, extraordinary capital expenditures, leasing commissions, tenant allowances, and decreases in indebtedness during the Company's period of ownership of the Rochester Properties. The Company recognized a gain of $99,263 on the exchange based on the difference between the fair value of the

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

14. Discontinued Operations: (Continued)

additional interest acquired in the Non-Rochester Properties and the carrying value of the Rochester Properties, net of minority interest. This exchange is referred herein as the "Rochester Redemption."

        As a result of the Rochester Redemption, the Company recorded a credit to additional paid-in capital of $172,805 due to the reversal of adjustments to minority interest for the redemption value on the Rochester Properties over the Company's historical cost. In addition, the Company recorded a step-up in the basis of approximately $218,812 in the remaining portion of the Non-Rochester Properties.

        The Company has classified the results of operations for the three months ended March 31, 2008 and 2007 for all of the above dispositions as discontinued operations.

        The loss on sale of assets from discontinued operations of $289 for the three months ended March 31, 2007 consisted of additional costs related to properties sold in 2006.

        Revenues and income from discontinued operations were as follows:

	For the Three Months Ended March 31,
	2008	2007
Revenues:
Scottsdale/101	$10	$15
Park Lane Mall	—	12
Holiday Village	338	65
Greeley Mall	—	(2)
Great Falls Marketplace	(64)	—
Citadel Mall	—	85
Northwest Arkansas Mall	—	24
Crossroads Mall	—	38
Mervyn's	7,698	—
Rochester Properties	—	18,873

	$7,982	$19,110

Income from discontinued operations:
Scottsdale/101	$2	$2
Park Lane Mall	—	18
Holiday Village	338	63
Greeley Mall	—	(7)
Great Falls Marketplace	(64)	1
Citadel Mall	—	60
Northwest Arkansas Mall	—	5
Crossroads Mall	—	37
Mervyn's	5,249	—
Rochester Properties	—	317

	$5,525	$496

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

15. Commitments and Contingencies:

        The Company has certain properties that are subject to non-cancelable operating ground leases. The leases expire at various times through 2097, subject in some cases, to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income as defined in the lease agreements. Ground rent expense was $1,817 and $867 for the three months ended March 31, 2008 and 2007, respectively. No contingent rent was incurred in either period.

        As of March 31, 2008 and December 31, 2007, the Company was contingently liable for $6,361 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company. In addition, the Company has a $24,000 letter of credit that serves as collateral to a liability assumed in the acquisition of Shoppingtown Mall in 2005.

        The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the agreement. At March 31, 2008, the Company had $82,202 in outstanding obligations, which it believes will be settled in the next twelve months.

16. Share and Unit-Based Plans:

        The Company has established share and unit-based compensation plans for the purpose of attracting and retaining executive officers, directors and key employees. The share-based compensation plans provide for grants of stock awards, stock options, operating partnership units and phantom stock units. In addition, the Company has established an Employee Stock Purchase Plan to allow employees to purchase the Company's common stock at a discount.

        The Company accounts for its share and unit-based compensation plans in accordance with SFAS No. 123(R), "Share-Based Payment." Under SFAS No. 123(R), an equity instrument is not recorded to common stockholders' equity until the related compensation expense is recorded over the requisite service period of the award. The Company records compensation cost on a straight-line basis for awards, excluding the market-indexed awards under the Long-Term Incentive Plan ("LTIP"). Compensation cost for the market-indexed LTIP awards are recognized under the graded attribution method.

        On March 7, 2008, the Company granted 1,257,134 stock appreciation rights ("SARs") to certain executives of the Company as an additional component of compensation. The SARs vest on March 15, 2011. Once the SARs have vested, the executive will have up to 10-years from the grant date to exercise the SARs. There is no performance requirement, only a service condition of continued employment. Upon exercise, the executives will receive unrestricted common shares for the appreciation in value of the SARs from the grant date to the exercise date. The Company has measured the value of each SAR to be $7.68 as determined using the Black-Scholes Option Pricing Model based upon the following assumptions: volatility of 22.52%, dividend yield of 5.23%, risk free rate of 3.15%, current value of $61.17 and an expected term of 8 years. The assumptions for volatility and dividend yield were based on the Company's historical experience as a publicly traded company, the current value was based on the closing price on the date of grant and the risk free rate was based upon the interest rate of the 10-year treasury bond on the date of grant.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

16. Share and Unit-Based Plans: (Continued)

        The following table summarizes the activity of the other non-vested share and unit-based plans:

	LTIP Units		Stock Awards		Phantom Stock
	Number of Units	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Balance at January 1, 2008	187,387	$55.90	336,072	$77.21	6,419	$83.86
Granted	118,780	$61.17	127,273	$61.17	1,609	$62.69
Vested	(6,817)	$89.21	(182,498)	$70.06	(2,412)	$69.72
Forfeited	—				—

Balance at March 31, 2008	299,350	$57.02	280,847	$74.58	5,616	$83.86

        The following summarizes the compensation cost under share and unit-based plans:

	For the Three Months Ended March 31,
	2008	2007
LTIP units	$1,275	$1,990
Stock awards	3,348	2,767
Stock options	148	—
Stock appreciation rights	219	—
Phantom stock units	167	67

	$5,157	$4,824

        The Company capitalized share and unit-based compensation costs of $2,271 and $1,431 during the three months ended March 31, 2008 and 2007, respectively.

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

(Unaudited)

17. Cumulative Convertible Redeemable Preferred Stock: (Continued)

        On October 18, 2007, the holder of Series A Preferred Stock converted 560,000 shares to common shares.

        The total liquidation preference as of March 31, 2008 was $84,561.

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

        The Company has made Taxable REIT Subsidiary elections for all of its corporate subsidiaries other than its Qualified REIT Subsidiaries. The elections, effective for the year beginning January 1, 2001 and future years, were made pursuant to section 856(l) of the Internal Revenue Code. The Company's Taxable REIT Subsidiaries ("TRSs") are subject to corporate level income taxes which are provided for in the Company's consolidated financial statements. The Company's primary TRSs include Macerich Management Company and Westcor Partners, L.L.C.

        The income tax (provision) benefit of the TRSs is as follows:

	For the Three Months Ended March 31,
	2008	2007
Current	$(7)	$(9)
Deferred	(294)	129

Total income tax (provision) benefit	$(301)	$120

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

(Unaudited)

18. Income Taxes: (Continued)

federal and state income tax purposes. A valuation allowance for deferred tax assets is provided if the Company believes it is more likely than not that all or some portion of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent on the Company generating sufficient taxable income in future periods. The net operating loss carryforwards are currently scheduled to expire through 2028, beginning in 2012. Net deferred tax assets were $12,563 and $12,080 at March 31, 2008 and December 31, 2007 respectively.

        The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109," on January 1, 2007. The adoption of this standard did not have a material impact on the Company's results of operations or financial condition. At the adoption date of January 1, 2007, the Company had $1,574 of unrecognized tax benefit, all of which would affect the Company's effective tax rate if recognized, and which was recorded as a charge to accumulated deficit. At March 31, 2008, the Company had $2,063 of unrecognized tax benefit. As a result of tax positions taken during the current year, an increase in the unrecognized tax benefit of $157 was included in the Company's consolidated statements of operations.

        The tax years 2004 to 2007 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefit will materially change within the next 12 months.

19. Segment Information:

        The Company currently operates in one business segment, the acquisition, ownership, development, redevelopment, management and leasing of regional and community shopping centers. Additionally, the Company operates in one geographic area, the United States.

20. Restatement:

        Subsequent to the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2007, management determined that the consolidated financial statements as of December 31, 2007 and December 31, 2006, and for each of the three years during the period ended December 31, 2007 required restatement to correctly account for the acquisition of Wilmorite and Wilmorite Holdings and the convertible preferred units ("CPU's") issued to prior owners in connection with the acquisition of the Wilmorite portfolio (see Note 14—Discontinued Operations). The Company improperly applied purchase accounting to 100% of the Wilmorite and Wilmorite Holdings acquisition and therefore minority interests in the Wilmorite portfolio were improperly recorded at fair value at the time of acquisition and presented outside of permanent equity as Class A participating and non-participating convertible preferred securities in the consolidated balance sheets with the periodic distributions reflected as preferred dividends as a reduction of net income available to common stockholders within the consolidated statements of operations. Upon further consideration, the Company determined that these interests represent a minority interest in MACWH LP, which in turn holds the Wilmorite portfolio. Accordingly, the Company should only have applied purchase accounting to the extent of its proportionate interest in MACWH LP. The Company has corrected the accounting for these interests by recording a reduction in these interests of $195,905 from fair value to predecessor basis in the consolidated balance sheets with the earnings and dividends paid attributable to these interests reported as minority interests in consolidated joint ventures in the consolidated statements of

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

20. Restatement: (Continued)

operations. The adjustment also includes a reduction in depreciation expense from the 100% stepped up property basis previously reported.

        In addition, because the participating CPU's were redeemable for the Rochester Properties (assets of MACWH LP) at the option of the CPU holders, they are subject to EITF Topic D-98, "Classification and Measurement of Redeemable Securities" and accounted for as redeemable minority interest at the greater of their redemption value or amount that would result from applying Accounting Research Bulletin No. 51 "Consolidated Financial Statements" consolidation accounting. The Company recognized the redeemable minority interest at historical cost within purchase accounting and subsequently adjusted the carrying value of the redeemable minority interest or redemption value changes at the end of each reporting period as a reduction of net income available to common stockholders within the consolidated statements of operations.

        The restatement resulted in a decrease in property, net and investments in unconsolidated joint ventures of $134,018 and $50,019, respectively, an increase in minority interest of $208,993 and a decrease in Class A participating and non-participating convertible preferred units of $230,245, a decrease in additional paid-in capital and accumulated deficit of $210,736 and $47,951, respectively, at December 31, 2007 and an increase in net income available to common stockholders of $942 for the three months ended March 31, 2007.

        The Company also identified other errors related to classification of preferred dividends and classification of the impact for the adoption of FIN 48 within the consolidated statements of common stockholders' equity. During the years the Company has been in an accumulated deficit position, the preferred dividends should have been classified as a reduction in additional paid-in capital as opposed to increasing the accumulated deficit. As a result of this error, additional paid-in capital and accumulated deficit were overstated by $77,471 as of December 31, 2007. The impact of the adoption of FIN 48 should have been classified as an increase to the accumulated deficit as opposed to a decrease to the additional paid-in capital which resulted in an understatement of $1,574 of accumulated deficit and additional paid-in capital as of December 31, 2007.

        The following is a summary of the impact of the restatement on the financial statements below:

	As Previously Reported	Restatement Adjustment	Reclassification Adjustments(1)	As Restated
Consolidated Balance Sheet as of December 31, 2007
Property, net	$6,321,491	$(134,018)	$—	$6,187,473
Investments in unconsolidated joint ventures	835,662	(50,019)	—	785,643
Total assets	8,121,134	(184,037)	—	7,937,097
Minority interest	338,700	208,993	—	547,693
Class A participating convertible preferred units	213,786	(213,786)	—	—
Class A non-participating convertible preferred units	16,459	(16,459)	—	—
Additional paid-in capital	1,654,199	(286,633)	—	1,367,566
Accumulated deficit	(317,780)	123,848	—	(193,932)
Total common stockholders' equity	1,312,634	(162,785)	—	1,149,849
Total liabilities, minority interest, preferred stock and common stockholders' equity	8,121,134	(184,037)	—	7,937,097

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

20. Restatement: (Continued)

Consolidated Statement of Operations for the three months ended March 31, 2007
Revenues:
Minimum rents	123,985	—	(11,025)	112,960
Percentage rents	3,767	—	(103)	3,664
Tenant recoveries	67,654	—	(6,789)	60,865
Other	7,511	—	(956)	6,555
Total revenues	211,671	—	(18,873)	192,798
Shopping center and operating expenses	68,622	—	(6,606)	62,016
Depreciation and amortization	57,087	(1,113)	(4,595)	51,379
Interest expense:
Other	64,904	—	(3,535)	61,369
Total expenses	216,392	(1,113)	(13,858)	201,421
Minority interest in consolidated joint ventures	(1,491)	(3,547)	3,820	(1,218)
Income from continuing operations	9,265	(2,434)	(317)	6,514
Income from discontinued operations	179	—	317	496
Total (loss) income from discontinued operations	(110)	—	317	207
Income before minority interest and preferred dividends	9,155	(2,434)	—	6,721
Less: minority interest in Operating Partnership	467	171	—	638
Net income	8,688	(2,605)	—	6,083
Less: preferred dividends	6,122	(3,547)	—	2,575
Net income available to common stockholders	2,566	942	—	3,508
Earnings per common share—basic:
Income from continuing operations	0.04	0.01	—	0.05
Net income available to common stockholders	0.04	0.01	—	0.05
Earnings per common share—diluted:
Income from continuing operations	0.04	0.01	—	0.05
Net income available to common stockholders	0.04	0.01	—	0.05
Consolidated Statement of Cash Flows for the three months ended March 31, 2007
Net income available to common stockholders	2,566	942	—	3,508
Preferred dividends	6,122	(3,547)	—	2,575
Net income	8,688	(2,605)	—	6,083
Depreciation and amortization	57,085	(1,113)	—	55,972
Minority interest in Operating Partnership	467	171	—	638
Minority interest in consolidated joint ventures	1,491	3,547	—	5,038

(1)
Reclassification adjustments include the reclassification of the results of operations of the Rochester Properties to discontinued operations. In addition, loss on the early extinguishment of debt has been reclassified to be included in total expenses.

21. Subsequent Events:

        On May 1, 2008, the Company declared a dividend/distribution of $0.80 per share for common stockholders, OP Unit holders and Series A Preferred Stock Holders of record on May 19, 2008. In addition, MACWH, LP declared a distribution of $1.05 for its non-participating convertible preferred unit holders and $0.80 per unit for its common unit holders of record on May 19, 2008. All dividends/distributions will be paid on June 9, 2008.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

21. Subsequent Events: (Continued)

        On May 6, 2008, the Company placed a $100,000 mortgage note payable on Mall of Victor Valley. The note bears interest at LIBOR plus 1.60% and matures on May 6, 2011 with two one-year extension options.

        On May 6, 2008, the Company issued 684,000 shares of common stock upon the conversion of 684,000 shares of Series A Preferred Stock, and on May 8, 2008, the Company issued 1,338,860 shares of common stock upon the conversion of an additional 1,338,860 shares of Series A Preferred Stock.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q of The Macerich Company (the "Company") contains or incorporates statements that constitute forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as "may," "will," "could," "should," "expects," "anticipates," "intends," "projects," "predicts," "plans," "believes," "seeks," and "estimates" and variations of these words and similar expressions. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Forward-looking statements appear in a number of places in this Form 10-Q and include statements regarding, among other matters:

  •
  expectations regarding the Company's growth;

  •
  the Company's beliefs regarding its acquisition, redevelopment and development activities and opportunities;

  •
  the Company's acquisition and other strategies;

  •
  regulatory matters pertaining to compliance with governmental regulations;

  •
  the Company's capital expenditure plans and expectations for obtaining capital for expenditures; and

  •
  the Company's expectations regarding its financial condition or results of operations; and

  •
  the Company's expected restatement of its financial statements as of December 31, 2007 and December 31, 2006 and for each of the three years during the period ended December 31, 2007.

        Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or the industry to differ materially from the Company's future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. You are urged to carefully review the disclosures the Company makes concerning risks and other factors that may affect our business and operating results, including those made in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2007, as well as our other reports filed with the Securities and Exchange Commission, which disclosures are incorporated herein by reference. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. The Company does not intend, and undertakes no obligation, to update any forward-looking information to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

        Management's Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the restatement of the consolidated balance sheet as of December 31, 2007, the consolidated statement of operations and the consolidated statement of cash flows for the three months ended March 31, 2007. For a more detailed description of the restatement and reclassifications, see Note 20—Restatement of the Company's Notes to Consolidated Financial Statements.

Management's Overview and Summary

        The Company is involved in the acquisition, ownership, development, redevelopment, management, and leasing of regional and community shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"). As of

March 31, 2008, the Operating Partnership owned or had an ownership interest in 72 regional shopping centers and 19 community shopping centers aggregating approximately 77 million square feet of gross leasable area. These 91 regional and community shopping centers are referred to hereinafter as the "Centers," unless the context otherwise requires.

        The property management, leasing and redevelopment of the Company's portfolio is provided by the Company's management companies, Macerich Property Management Company, LLC ("MPMC, LLC"), a single member Delaware limited liability company, Macerich Management Company ("MMC"), a California corporation, Westcor Partners, L.L.C., a single member Arizona limited liability company, Macerich Westcor Management LLC, a single member Delaware limited liability company, Westcor Partners of Colorado, LLC, a Colorado limited liability company, MACW Mall Management, Inc., a New York corporation, and MACW Property Management, LLC, a single member New York limited liability company. These last two management companies are collectively referred to herein as the "Wilmorite Management Companies." The three Westcor management companies are collectively referred to herein as the "Westcor Management Companies." All seven of the management companies are collectively referred to herein as the "Management Companies."

        The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Company's Management Companies.

        The following discussion is based primarily on the consolidated financial statements of the Company for the three months ended March 31, 2008 and 2007. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Acquisitions and Dispositions:

        The financial statements reflect the following acquisitions, dispositions and changes in ownership subsequent to the occurrence of each transaction.

        On September 5, 2007, the Company purchased the remaining 50% outside ownership interest in Hilton Village, a 96,546 square foot specialty center in Scottsdale, Arizona. The total purchase price of $13.5 million was funded by cash, borrowings under the Company's line of credit and the assumption of an $8.6 million mortgage note payable. The Center was previously accounted for under the equity method as an investment in unconsolidated joint ventures.

        On December 17, 2007, the Company purchased a portfolio of ground leasehold interest and/or fee simple interests in 39 freestanding Mervyn's stores located in the Southwest United States. The purchase price of $400.2 million was funded by cash and borrowings under the Company's line of credit. At acquisition, management designated 27 of the freestanding stores located at shopping centers not owned or managed by the Company as available for sale.

        On January 1, 2008, a subsidiary of The Operating Partnership, at the election of the holders, redeemed the 3,426,609 Class A participating convertible preferred units ("PCPUs"). As a result of the redemption, the Company received the 16.32% minority interest in the portion of the Wilmorite portfolio that included Danbury Fair Mall, Freehold Raceway Mall, Great Northern Mall, Rotterdam Square, Shoppingtown Mall, Towne Mall, Tysons Corner Center and Wilton Mall, collectively, referred to as the "Non-Rochester Properties," for total consideration of $224.4 million, in exchange for the Company's ownership interest in the portion of the Wilmorite portfolio that consisted of Eastview Mall, Eastview Commons, Greece Ridge Center, Marketplace Mall and Pittsford Plaza, collectively referred to as the "Rochester Properties." Included in the redemption consideration was the assumption of the remaining 16.32% interest in the indebtedness of the Non-Rochester Properties, which had an estimated fair value of $106.0 million. The Company determined the fair value of the debt using a present value model based upon the terms of equivalent debt and upon credit spreads made available to the Company. The fair value of the debt consisted of $71.1 million of Level 2 inputs and

$34.9 million of Level 3 inputs in accordance with SFAS No. 157. In addition, the Company also received additional consideration of $11.8 million, in the form of a note, for certain working capital adjustments, extraordinary capital expenditures, leasing commissions, tenant allowances, and decreases in indebtedness during the Company's period of ownership of the Rochester Properties. The Company recognized a gain of $99.3 million on the exchange. This exchange is referred herein as the "Rochester Redemption."

        On January 10, 2008, the Company in a 50/50 joint venture, acquired The Shops at North Bridge, a 680,933 square foot urban shopping center in Chicago, Illinois, for a total purchase price of $515 million. The Company's share of the purchase price was funded by the assumption of a pro rata share of the $205 million fixed rate mortgage on the Center and by borrowings under the Company's line of credit.

        On January 31, 2008, the Company purchased a ground leasehold interest in a freestanding Mervyn's store located in Southland, California. The purchase price of $13.2 million was funded by cash and borrowings under the Company's line of credit. At acquisition, management designated the property as available for sale.

        On February 29, 2008, the Company purchased a fee simple interest in a freestanding Mervyn's store located in Monrovia, California. The purchase price of $19.3 million was funded by cash and borrowings under the Company's line of credit. At acquisition, management designated the property as available for sale.

        Hilton Village and the 12 Mervyn's freestanding stores that have not been designated as available for sale are referred herein as the "2007 Acquisition Properties."

Redevelopment:

        The expansion of The Oaks, a 1.1 million square-foot super regional mall in Thousand Oaks, California, continues on schedule toward a multi-phased opening beginning with a 138,000-square-foot Nordstrom Department Store estimated to open in Fall 2008. Construction on the two-level, open-air retail, dining and entertainment venue, and a complete interior renovation continues. New additions to the Center's interior retail lineup include the first-to-markets Bare Escentuals, Fruits and Passions, kate spade, Marciano and Teavana.

        On April 17, 2008, the Company marked the construction start of an expansive redevelopment of Santa Monica Place. Plans for the property are expected to transform the Center into an open-air shopping and dining destination. The Center closed for redevelopment on January 31, 2008 and is projected to re-open in Fall 2009.

        Construction of the underground parking structure for the first phase of a new luxury wing at Scottsdale Fashion Square began in early 2008. Anchored by a first-to-market 60,000-square-foot Barneys New York, the expansion will introduce up to 110,000 square feet of luxury shops and restaurants and is expected to begin opening in Fall 2009. New tenants that opened during the three months ended March 31, 2008 include Bottega Veneta, Jimmy Choo and Marciano.

        Construction on The Market at Estrella Falls, the power center phase of a 330-acre mixed-use development is underway. The 500,000-square-foot power center will begin opening in phases in Fall 2008. Old Navy joins previously announced large-format retailers Bashas', Staples, Shoe Pavilion, Razmataz and Petco. The project's future phases include a department-store anchored super regional shopping center and additional parcels for commercial and potential mixed-use opportunities.

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

Revenue Recognition:

        Minimum rental revenues are recognized on a straight-line basis over the term of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight line rent adjustment." Currently, 53% of the mall and freestanding leases contain provisions for CPI rent increases periodically throughout the term of the lease. The Company believes that using an annual multiple of CPI increases, rather than fixed contractual rent increases, results in revenue recognition that more closely matches the cash revenue from each lease and will provide more consistent rent growth throughout the term of the leases. Percentage rents are recognized when the tenants' specified sales targets have been met. Estimated recoveries from certain tenants for their pro rata share of real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred. Other tenants pay a fixed rate and these tenants recoveries' revenues are recognized on a straight-line basis over the term of the related leases.

Property:

        The Company capitalizes costs incurred in redevelopment and development of properties in accordance with Statement of Financial Accounting Standards ("SFAS") No. 34 "Capitalization of Interest Cost" and SFAS No. 67 "Accounting for Costs and the Initial Rental Operations of Real Estate Properties." The costs of land and building under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, developments costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. Capitalized costs are allocated to the specific components of a project that are benefited. The Company considers a construction project as completed and held available for occupancy and ceases capitalization of costs when the areas under development have been substantially completed.

        Maintenance and repairs expenses are charged to operations as incurred. Costs for major replacements and betterments, which includes HVAC equipment, roofs and parking lots are capitalized and depreciated over their estimated useful lives. Gains and losses are recognized upon disposal or retirement of the related assets and are reflected in earnings.

        Property is recorded at cost and is depreciated using a straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	5 - 40 years
Tenant improvements	5 - 7 years
Equipment and furnishings	5 - 7 years

Accounting for Acquisitions:

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

Asset Impairment:

        The Company assesses whether there has been impairment in the value of its long-lived assets by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenant's ability to perform their duties and pay rent under the terms of the leases. The Company may recognize impairment losses if the discounted cash flows are not sufficient to cover its investment. Such a loss would be determined as the difference between the carrying value and the fair value of a Center.

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

Deferred lease costs	1 - 15 years
Deferred financing costs	1 - 15 years
In-place lease values	Remaining lease term plus an estimate for renewal
Leasing commissions and legal costs	5 - 10 years

Results of Operations

        Many of the variations in the results of operations, discussed below, occurred due to the transactions described above including the 2007 Acquisition Properties and the Redevelopment Centers. For the comparison of the three months ended March 31, 2008 to the three months ended March 31, 2007, the "Same Centers" include all consolidated Centers, excluding the 2007 Acquisition Properties and the Redevelopment Centers. The Redevelopment Centers include The Oaks, Santa Monica Place, Westside Pavilion, The Marketplace at Flagstaff, SanTan Village Regional Center and Promenade at Casa Grande.

Comparison of the Three Months Ended March 31, 2008 and 2007

Revenues:

        Minimum and percentage rents (collectively referred to as "rental revenue") increased by $11.9 million, or 10.2%, from 2007 to 2008. The increase in rental revenue is attributed to an increase of $5.1 million from the Same Centers, $3.4 million from the Redevelopment Centers and $3.4 million from the 2007 Acquisition Properties.

        Rental revenue includes the amortization of above and below market leases, the amortization of straight-line rents and lease termination income. The amortization of above and below market leases increased from $3.2 million in 2007 to $3.5 million in 2008. The amortization of straight-lined rents increased from $1.3 million in 2007 to $1.5 million in 2008. Lease termination income decreased from $2.2 million in 2007 to $2.0 million in 2008.

        Tenant recoveries increased $5.5 million, or 9.0%, from 2007 to 2008. The increase in tenant recoveries is attributed to an increase of $3.6 million from the Same Centers, $1.2 million from the Redevelopment Centers and $0.7 million from the 2007 Acquisition Properties.

        Management Companies' revenues increased by $0.9 million from 2007 to 2008, primarily due to increased management fees received from the joint venture Centers, additional third party management contracts and increased development fees from joint ventures.

Shopping Center and Operating Expenses:

        Shopping center and operating expenses increased $6.9 million, or 11.1%, from 2007 to 2008. Approximately $4.6 million of the increase in shopping center and operating expenses is from the Same Centers, $1.6 million is from the Redevelopment Centers and $0.9 million is from the 2007 Acquisition Properties.

Management Companies' Operating Expenses:

        Management Companies' operating expenses increased to $18.3 million in 2008 from $17.8 million in 2007, in part as a result of the additional costs of managing the joint venture Centers and third party managed properties, higher compensation expense due to increased staffing and higher professional fees.

REIT General and Administrative Expenses:

        REIT general and administrative expenses decreased by $1.0 million from 2007 to 2008. The decrease is primarily due to a decrease in share and unit-based compensation expense in 2008.

Depreciation and Amortization:

        Depreciation and amortization increased $9.3 million from 2007 to 2008. The increase in depreciation and amortization is primarily attributed to an increase of $3.8 million at the Redevelopment Centers, $3.5 million at the Same Centers and $1.9 million at the 2007 Acquisition Properties.

Interest Expense:

        Interest expense increased $6.8 million from 2007 to 2008. The increase in interest expense was primarily attributed to an increase of $7.4 million from convertible senior notes issued on March 16, 2007, $2.9 million from the line of credit and $2.0 million from the Same Centers. The increase in interest expense was offset in part by a decrease of $3.5 million from term loans and $1.7 million from the Redevelopment Centers.

        The increase in interest on the line of credit was due to an increase in average outstanding borrowings during 2008, in part, because of the purchase of The Shops at North Bridge and Mervyn's, offset in part by lower LIBOR rates and spreads. The decrease in interest on term loans was due to the repayment of the $250 million loan in 2007.

        The above interest expense items are net of capitalized interest, which increased from $5.4 million in 2007 to $7.1 million in 2008 due to an increase in redevelopment activity in 2008.

Loss on Early Extinguishment of Debt:

        The Company recorded a $0.9 million loss from the early extinguishment of the $250 million term loan in 2007.

Equity in Income of Unconsolidated Joint Ventures:

        The equity in income of unconsolidated joint ventures increased $7.8 million from 2007 to 2008. The increase in equity in income of unconsolidated joint ventures is due in part to a $2.0 million loss on sale of assets at the SDG Macerich Properties, L.P. in 2007, the gain on sale of assets at Kierland Tower Lofts, LLC in 2008 and the acquisition of The Shops at North Bridge in 2008.

Gain on Sale of Assets:

        The Company recorded a gain on sale of land of $0.7 million in 2008 and $1.8 million in 2007.

Discontinued Operations:

        Income from discontinued operations increased $104.6 million from 2007 to 2008. The increase is primarily due to the $99.3 million gain from the Rochester Redemption in 2008. In addition, $5.2 million is attributed to the acquisition and designation of 29 freestanding Mervyn's stores as held for sale in 2008, offset in part by $2.9 million relating to the Rochester Redemption. See "Management's Overview and Summary—Acquisitions and Dispositions." As result of the designation of the Mervyn's properties as held for sale and the Rochester Redemption, the Company classified the results of operations for these properties to discontinued operations for both periods presented.

Minority Interest in the Operating Partnership:

        The minority interest in the Operating Partnership represents the 14.8% weighted average interest of the Operating Partnership not owned by the Company during 2008 compared to the 15.4% not owned by the Company during 2007. The decrease in minority interest is primarily attributed to the conversion of partnership units and preferred shares into common shares in 2007 (See Note 17—Cumulative Convertible Redeemable Preferred Stock of the Company's Consolidated Financial Statements) and the repurchase of 807,000 shares in 2007 (See Note 12—Stock Repurchase Program of the Company's Consolidated Financial Statements).

Funds From Operations:

        Primarily as a result of the factors mentioned above, funds from operations ("FFO")—diluted increased 12.9% from $85.1 million in 2007 to $96.0 million in 2008. For the reconciliation of FFO and FFO—diluted to net income available to common stockholders, see "Funds from Operations" below.

Operating Activities:

        Cash flows provided by operations decreased from $56.3 million in 2007 to $35.0 million in 2008. The decrease was primarily due to changes in assets and liabilities in 2007 compared to 2008 and due to the results at the Centers as discussed above.

Investing Activities:

        Cash used in investing activities increased from $77.1 million in 2007 to $244.8 million in 2008. The increase in cash used in investing activities was primarily due to a $102.2 million increase in contributions to unconsolidated joint ventures, a $25.3 million decrease in distributions from unconsolidated joint ventures and a $21.5 million increase in capital expenditures. The increase in contributions to unconsolidated joint ventures was attributed to the Company's pro rata share of the purchase of The Shops at North Bridge (See "Management's Overview and Summary—Acquisitions and Dispositions.")

Financing Activities:

        Cash flow provided by financing activities increased to $188.8 million, compared to cash used in financing activities of $200.7 million in 2007. The increase in cash provided by financing activities was primarily attributed to the proceeds from the issuance of $950 million convertible senior notes in 2007 offset in part by the purchase of $59.9 million for two Capped Calls in connection with the issuance, the repurchase of $75.0 million of common stock and an increase in the repayment of mortgage, bank and other notes payable in 2007.

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

        The following tables summarize capital expenditures incurred at the Centers:

	For the Three Months Ended March 31,
(Dollars in thousands)	2008	2007
Consolidated Centers:
Acquisitions of property and equipment	$38,057	$2,178
Development, redevelopment and expansion of Centers	89,115	84,308
Renovations of Centers	4,992	14,553
Tenant allowances	3,023	5,272
Deferred leasing charges	6,031	5,481

	$141,218	$111,792

Joint Venture Centers (at Company's pro rata share) :
Acquisitions of property and equipment	$262,271	$529
Development, redevelopment and expansion of Centers	6,581	4,354
Renovations of Centers	5,544	2,170
Tenant allowances	2,082	2,530
Deferred leasing charges	1,608	1,033

	$278,086	$10,616

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

        The Company's total outstanding loan indebtedness at March 31, 2008 was $7.7 billion (including $1.9 billion of its pro rata share of joint venture debt). This equated to a debt to Total Market Capitalization (defined as total debt of the Company, including its pro rata share of joint venture debt, plus aggregate market value of outstanding shares of common stock, assuming full conversion of OP Units, MACWH, LP units and preferred stock into common stock) ratio of approximately 55.2% at March 31, 2008. The majority of the Company's debt consists of fixed-rate conventional mortgages payable collateralized by individual properties.

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

        The Company has a $1.5 billion revolving line of credit that matures on April 25, 2010 with a one-year extension option. The interest rate fluctuates between LIBOR plus 0.75% to LIBOR plus 1.10% depending on the Company's overall leverage. In September 2006, the Company entered into an interest rate swap agreement that effectively fixed the interest rate on $400.0 million of the outstanding balance of the line of credit at 6.23% until April 25, 2011. On March 16, 2007, the Company repaid $541.5 million of borrowings outstanding from the proceeds of the Senior Notes (See Note 10—Bank and Other Notes Payable of the Company's Consolidated Financial Statements). As of March 31, 2008 and December 31, 2007, borrowings outstanding were $1,323.0 million and $1,015.0 million, respectively, at an average interest rate, net of the $400.0 million swapped portion, of 3.72% and 6.19%, respectively.

        On April 25, 2005, the Company obtained a five-year, $450.0 million term loan bearing interest at LIBOR plus 1.50%. In November 2005, the Company entered into an interest rate swap agreement that effectively fixed the interest rate of the $450.0 million term loan at 6.30% from December 1, 2005 to April 15, 2010. At March 31, 2008 and December 31, 2007, the entire loan was outstanding with an interest rate of 6.50%.

        At March 31, 2008, the Company was in compliance with all applicable loan covenants.

        At March 31, 2008, the Company had cash and cash equivalents available of $64.3 million.

Off-Balance Sheet Arrangements:

        The Company has an ownership interest in a number of joint ventures as detailed in Note 4 to the Company's Consolidated Financial Statements included herein. The Company accounts for those investments that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the Consolidated Balance Sheets of the Company as "Investments in Unconsolidated Joint Ventures." A pro rata share of the mortgage debt on these properties is shown in "Item 3. Quantitative and Qualitative Disclosure of Market Risk."

        In addition, certain joint ventures also have debt that could become recourse debt to the Company or its subsidiaries, in excess of the Company's pro rata share, should the joint ventures be unable to discharge the obligations of the related debt.

        The following reflects the maximum amount of debt principal that could recourse to the Company at March 31, 2008 (in thousands):

Property	Recourse Debt	Maturity Date
Boulevard Shops	$4,280	12/17/2010
Chandler Village Center	4,375	1/15/2011

	$8,655

        Additionally, as of March 31, 2008, the Company is contingently liable for $6.4 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in any liability to the Company.

Long-term Contractual Obligations:

        The following is a schedule of long-term contractual obligations as of March 31, 2008 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)	$6,068,233	$477,873	$2,821,391	$1,913,595	$855,374
Operating lease obligations(1)	666,345	11,078	29,624	29,250	596,393
Purchase obligations(1)	82,202	82,202	—	—	—
Other long-term liabilities(2)	358,840	358,840	—	—	—

	$7,175,620	$929,993	$2,851,015	$1,942,845	$1,451,767

(1)
See Note 15—Commitments and Contingencies of the Company's Consolidated Financial Statements.

(2)
Amount includes $2,063 of unrecognized tax benefit associated with FIN 48.

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

        The following reconciles net income available to common stockholders to FFO and FFO-diluted (dollars in thousands): update

	For the Three Months Ended March 31,
	2008	2007
Net income—available to common stockholders	$95,628	$3,508
Adjustments to reconcile net income to FFO—basic:
Minority interest in the Operating Partnership	16,598	638
Gain on sale of consolidated assets	(99,937)	(1,463)
Add: minority interest share of gain on sale of consolidated joint ventures	341	837
Gain on undepreciated consolidated assets	333	881
(Gain) loss on sale of assets from unconsolidated entities (pro rata)	(1,319)	2,382
Add: gain on undepreciated assets on unconsolidated assets (pro rata)	1,319	—
Depreciation and amortization on consolidated assets	61,128	55,974
Less: depreciation and amortization allocable to minority interests on consolidated joint ventures	(573)	(994)
Depreciation and amortization on joint ventures (pro rata)	22,279	24,388
Less: depreciation on personal property and amortization of loan costs and interest rate caps	(2,243)	(3,658)

FFO—basic	93,554	82,493
Additional adjustments to arrive at FFO—diluted:
Impact of convertible preferred stock	2,454	2,575

FFO—diluted	$96,008	$85,068

Weighted average number of FFO shares outstanding for:
FFO—basic(1)	84,895	84,722
Adjustments for the impact of dilutive securities in computing FFO-diluted:
Convertible preferred stock	3,067	3,627
Share and unit-based compensation plans	328	312

FFO—diluted(2)	88,290	88,661

(1)
Calculated based upon basic net income as adjusted to reach basic FFO. As of March 31, 2008 and 2007, 12.6 million and 12.8 million OP Units were outstanding, respectively.

(2)
The computation of FFO—diluted shares outstanding includes the effect of share and unit-based compensation plans and the Senior Notes using the treasury stock method. It also assumes the conversion of MACWH, LP common and preferred units to the extent that they are dilutive to the FFO computation. On October 18, 2007, 0.6 million shares of Series A Preferred Stock were converted into common shares. The preferred stock can be converted on a one-for-one basis for common stock. The then outstanding preferred shares are assumed converted for purposes of FFO-diluted as they are dilutive to that calculation. The MACWH, LP preferred units were antidilutive to the calculations at March 31, 2008 and 2007 and were not included in the above calculations.

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

        The following table sets forth information as of March 31, 2008 concerning the Company's long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV") (dollars in thousands):

	For the years ending March 31,
	2008	2009	2010	2011	2012	Thereafter	Total	FV
CONSOLIDATED CENTERS:
Long term debt:
Fixed rate(1)	$418,360	$203,904	$1,303,052	$430,672	$1,394,932	$809,810	$4,560,730	$4,566,092
Average interest rate	6.75%	5.34%	6.22%	5.88%	4.49%	5.63%	5.60%
Floating rate	30,000	253,332	923,636	—	—	—	1,206,968	1,206,968
Average interest rate	4.20%	4.39%	3.72%				3.80%

Total debt—Consolidated Centers	$448,360	$457,236	$2,226,688	$430,672	$1,394,932	$809,810	$5,767,698	$5,773,060

JOINT VENTURE CENTERS:
Long term debt (at Company's pro rata share):
Fixed rate	$161,712	$247,352	$121,966	$33,095	$201,228	$958,267	$1,723,620	$1,767,010
Average interest rate	5.81%	5.39%	6.79%	6.12%	6.76%	5.57%	5.81%
Floating rate	103,056	—	85,643	—	—	3,240	191,939	191,939
Average interest rate	3.89%		3.80%			8.02%	3.92%

Total debt—Joint Venture Centers	$264,768	$247,352	$207,609	$33,095	$201,228	$961,507	$1,915,559	$1,958,949

(1)
Fixed rate debt includes the $450 million floating rate term note and $400 million of the line of credit balance. These amounts have effective fixed rates over the remaining terms due to swap agreements as discussed below.

        The consolidated Centers' total fixed rate debt at March 31, 2008 and December 31, 2007 was $4.6 billion and $4.8 billion, respectively. The average interest rate on fixed rate debt at March 31, 2008 and December 31, 2007 was 5.60% and 5.57%, respectively. The consolidated Centers' total floating rate debt at March 31, 2008 and December 31, 2007 was $1.2 billion and $1.0 billion, respectively. The average interest rate on floating rate debt at March 31, 2008 and December 31, 2007 was 3.80% and 6.15%, respectively.

        The Company's pro rata share of the Joint Venture Centers' fixed rate debt at March 31, 2008 and December 31, 2007 was $1.7 billion and $1.6 billion, respectively. The average interest rate on fixed rate debt at March 31, 2008 and December 31, 2007 was 5.81% and 5.89%, respectively. The Company's pro rata share of the Joint Venture Centers' floating rate debt at March 31, 2008 and December 31, 2007 was $191.9 million and $195.0 million, respectively. The average interest rate on the floating rate debt at March 31, 2008 and December 31, 2007 was 3.92% and 6.09%, respectively.

        The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (See "Note 5—Derivative Instruments and Hedging Activities" of the Company's Consolidated Financial Statements).

        The following are outstanding derivatives at March 31, 2008 (amounts in thousands):

Property/Entity	Notional Amount	Product	Rate	Maturity	Company's Ownership	Fair Value(1)
Camelback Colonnade	$41,500	Cap	8.54%	11/15/2008	75%	$—
La Cumbre Plaza	30,000	Cap	7.12%	8/9/2008	100%	—
Metrocenter Mall	37,380	Cap	7.25%	2/15/2009	15%	—
Metrocenter Mall	11,500	Cap	5.25%	2/15/2009	15%	—
Panorama Mall	50,000	Cap	6.65%	3/1/2009	100%	2
Superstition Springs Center	67,500	Cap	8.63%	9/9/2008	33.33%	—
Metrocenter Mall	112,000	Swap	3.86%	2/15/2009	15%	(403)
The Operating Partnership	450,000	Swap	4.80%	4/15/2010	100%	(22,303)
The Operating Partnership	400,000	Swap	5.08%	4/25/2011	100%	(28,806)
Desert Sky Mall	51,500	Cap	7.65%	3/15/2009	50%	—

(1)
Fair value at the Company's ownership percentage.

        Interest rate cap agreements ("Cap") offer protection against floating rates on the notional amount from exceeding the rates noted in the above schedule and interest rate swap agreements ("Swap") effectively replace a floating rate on the notional amount with a fixed rate as noted above.

        In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $14.0 million per year based on $1.4 billion outstanding of floating rate debt at March 31, 2008.

        The fair value of the Company's long-term debt is estimated based on discounted cash flows at interest rates that management believes reflect the risks associated with long-term debt of similar risk and duration.

Item 4.    Controls and Procedures

        Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures or its internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cost. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

        However, based on their evaluation as of March 31, 2008, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        In addition, there has been no change in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.    Legal Proceedings

        None of the Company, the Operating Partnership, Macerich Property Management Company, LLC, Macerich Management Company, the Westcor Management Companies, the Wilmorite Management Companies or their respective subsidiaries are currently involved in any material litigation nor, to the Company's knowledge, is any material litigation currently threatened against such entities or the Centers, other than routine litigation arising in the ordinary course of business, most of which is expected to be covered by liability insurance.

Item 1A.    Risk Factors

        There have been no material changes to the risk factors relating to the Company set forth under the caption "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

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
4.4#*	Indenture, dated as of March 16, 2007, among the Company, the Operating Partnership and Deutsche Bank Trust Company Americas (includes form of the Notes and Guarantee)
10.1	Description of Director and Executive Officer Compensation Arrangements(1)
10.2	Form of Employee Stock Appreciation Right Agreement (2008)(1)
10.3	Form of LTIP Award Agreement (Service-Based-2008)(1)
31.1	Section 302 Certification of Arthur Coppola, Chief Executive Officer
31.2	Section 302 Certification of Thomas O'Hern, Chief Financial Officer
32.1	Section 906 Certification of Arthur Coppola, Chief Executive Officer, and Thomas O'Hern, Chief Financial Officer

*	Previously filed as an exhibit to the Company's Registration Statement on Form S-11, as amended (No. 33-68964), and incorporated herein by reference.
**	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date May 30, 1995, and incorporated herein by reference.
***	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date February 25, 1998, and incorporated herein by reference.
****	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.
*****	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date July 26, 2002, and incorporated herein by reference.

#	Previously filed as an exhibit to the Company's Registration Statement on Form S-3, as amended (No. 333-88718), and incorporated herein by reference.
##	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date February 8, 2007, and incorporated herein by reference.
###	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date November 10, 1998, as amended, and incorporated herein by reference.
####	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.
#####	Previously filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-107063), and incorporated herein by reference.
#*	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date March 16, 2007, and incorporated herein by reference.
(1)	Represents a management contract, or compensatory plan, contract or arrangement required to be filed pursuant to Regulation S-K.

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MACERICH COMPANY
By:	/s/ THOMAS E. O'HERN Thomas E. O'Hern Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 19, 2008

QuickLinks

Explanatory Note
THE MACERICH COMPANY CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except share amounts) (Unaudited)
THE MACERICH COMPANY CONSOLIDATED STATEMENTS OF OPERATIONS (Dollars in thousands, except share and per share amounts) (Unaudited)
THE MACERICH COMPANY CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY (Dollars in thousands, except per share data) (Unaudited)
THE MACERICH COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands) (Unaudited)
THE MACERICH COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share amounts) (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
Signature