Form 10-K/A
period 2007-12-31
MACERICH CO
filed 2008-06-03
CIK 912242

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

         YES ☒                NO ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment on to this Form 10-K/A. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

         Number of shares outstanding of the registrant's common stock, as of February 13, 2008: 72,336,763 shares

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the annual stockholders meeting to be held in 2008 are incorporated by reference into Part III of this Form 10-K/A

EXPLANATORY NOTE
(All dollars in thousands)

        This Amendment No. 1 on Form 10-K/A (the "Amended Filing") of The Macerich Company (the "Company") for the fiscal year ended December 31, 2007 is being filed to restate the consolidated balance sheets as of December 31, 2007 and 2006 and the consolidated statements of operations, common stockholders' equity, and cash flows for each of the three years during the period ended December 31, 2007.

        Subsequent to the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2007 ("2007 Form 10-K"), management determined that the consolidated financial statements as of December 31, 2007 and December 31, 2006, and for each of the three years during the period ended December 31, 2007 required restatement to correctly account for the convertible preferred units ("CPUs") issued to prior owners in connection with the acquisition of the Wilmorite portfolio. (See Note 12—Acquisitions to the accompanying consolidated financial statements contained in this Amended Filing). The Company improperly applied purchase accounting to 100% of the Wilmorite acquisition and therefore minority interests in the Wilmorite portfolio were improperly recorded at fair value at the time of acquisition and presented outside of permanent equity as Class A participating and non-participating convertible preferred securities in the consolidated balance sheets with the periodic distributions reflected as preferred dividends as a reduction of net income available to common stockholders within the consolidated statements of operations. Upon further consideration, the Company determined that these interests represent a minority interest in MACWH, LP, a subsidiary of The Macerich Partnership, L.P. and successor in interest to Wilmorite Holdings, L.P., which in turn holds the Wilmorite portfolio. Accordingly, the Company should only have applied purchase accounting to the extent of its proportionate interest in MACWH, LP. The Company has corrected the accounting for these interests by recording a reduction in these interests of $195,905 from fair value to predecessor basis in the consolidated balance sheets with the earnings and dividends paid attributable to these interests reported as minority interests in consolidated joint ventures in the consolidated statements of operations. The adjustment also includes a reduction in depreciation expense from the 100% stepped up property basis previously reported.

        In addition, because the participating CPUs were redeemable at the option of the CPU holders for the portion of the Wilmorite portfolio that consisted of Eastview Commons, Eastview Mall, Greece Ridge Center, Marketplace Mall and Pittsford Plaza, collectively referred to as the "Rochester Properties" (assets of MACWH, LP), they are subject to EITF Topic D-98, "Classification and Measurement of Redeemable Securities" and accounted for as redeemable minority interest at the greater of their redemption value or amount that would result from applying Accounting Research Bulletin No. 51 "Consolidated Financial Statements" consolidation accounting. The Company recognized the redeemable minority interest at historical cost within purchase accounting and subsequently adjusted the carrying value of the redeemable minority interest or redemption value changes at the end of each reporting period as a reduction of net income available to common stockholders within the consolidated statements of operations.

        The restatement resulted in a decrease in property, net of $134,018 and $137,404, a decrease in investments in unconsolidated joint ventures of $50,019 and $51,083, an increase in minority interest of $208,993 and $209,973, decreases in Class A participating and non-participating CPUs of $230,245 and $235,287, additional paid-in capital of $210,736 and $207,035, and accumulated deficit of $47,951 and $43,862 at December 31, 2007 and 2006, respectively, an increase in net income available to common stockholders of $2,043 for the year ended December 31, 2007, and a decrease in net income available to common stockholders of $10,618 and $146,202 for the years ended December 31, 2006 and 2005, respectively.

        The Company also identified other errors related to classification of preferred dividends and classification of the impact for the adoption of Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"), within the consolidated statements of common stockholders' equity. During the years the Company was in an accumulated deficit position, the preferred dividends should have been classified as a reduction in additional paid-in capital as opposed to increasing the accumulated deficit. As a result of this error, additional paid-in capital and accumulated deficit were overstated for the years ended December 31, 2007, 2006 and 2005 by $10,058, $10,083, and $9,649, respectively, and the cumulative effect of the classification error attributable to the years prior to January 1, 2005 was $47,681. The impact of the adoption of FIN 48 should have been classified as an increase to the accumulated deficit as opposed to a decrease to the additional paid-in capital for the year ended December 31, 2007 by $1,574.

        For a more detailed description of the restatement, see Note 25 to the accompanying consolidated financial statements contained in this Amended Filing.

        This Amended Filing reflects a retrospective adjustment of the consolidated financial statements for the discontinued operations of the "Rochester Properties" from the Wilmorite portfolio to conform to the new discontinued operations presentation initially presented in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 19, 2008.

        For the convenience of the reader, this Amended Filing sets forth the Annual Report on Form 10-K in its entirety. The Company has updated the disclosures presented in its 2007 Form 10-K to reflect the effects of the restatement and discontinued operations. Other than amending the disclosures relating to the restatement and conforming the presentation of discontinued operations in the items discussed below, no attempt has generally been made in this Amended Filing to amend or update other disclosures presented in the 2007 Form 10-K. Among other things, forward-looking statements made in the 2007 Form 10-K have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the 2007 Form 10-K, and such forward-looking statements should be read in their historical context. Accordingly, this Amended Filing should be read in conjunction with the Company's filings with the United States Securities and Exchange Commission ("SEC") subsequent to the filing of the 2007 Form 10-K.

        The following items have been amended as a result of the restatement and to conform the presentation of discontinued operations:

  Part II—Item 6—Selected Financial Data

  Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of
      Operations

  Part II—Item 8—Financial Statements and Supplementary Data

  Part II—Item 9A—Controls and Procedures

  Part IV—Item 15—Exhibits and Financial Statement Schedules

        Pursuant to the rules of the SEC, Item 15, Part IV has also been amended to contain the currently dated certifications from the Company's principal executive officer and principal financial officer as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company's principal executive officer and principal financial officer are attached to this Amended Filing as Exhibits 31.1, 31.2, and 32.1. On May 19, 2008, the Company filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and prospectively corrected the quarterly consolidated financial statements with respect to the quarter ended March 31, 2007 in such report. In addition to the updated Selected Quarterly Financial Data included in Part II, Item 8 of this Amended Filing, the Company plans to prospectively correct the quarterly consolidated financial statements with respect to the quarters ended June 30, 2007 and September 30, 2007 in conjunction with the filing of the 2008 quarterly reports for the respective quarters.

THE MACERICH COMPANY
ANNUAL REPORT ON FORM 10-K/A
FOR THE YEAR ENDED DECEMBER 31, 2007
INDEX

PART I

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K/A of the Macerich Company (the "Company") contains or incorporates statements that constitute forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as "may," "will," "could," "should," "expects," "anticipates," "intends," "projects," "predicts," "plans," "believes," "seeks," and "estimates" and variations of these words and similar expressions. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Forward-looking statements appear in a number of places in this Form 10-K/A and include statements regarding, among other matters:

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

        Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or the industry to differ materially from the Company's future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. You are urged to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results, including those made in "Item 1A. Risk Factors" of this Annual Report on Form 10-K/A, as well as our other reports filed with the Securities and Exchange Commission. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. The Company does not intend, and undertakes no obligation, to update any forward-looking information to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

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

        All references to the Company in this Annual Report on Form 10-K/A include the Company, those entities owned or controlled by the Company and predecessors of the Company, unless the context indicates otherwise.

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

        On January 1, 2008, MACWH, LP, a subsidiary of the Operating Partnership, at the election of the holders, redeemed the 3.4 million Class A participating convertible preferred units ("PCPUs"). As a result of the redemption, the Company received the 16.32% minority interest in the portion of the Wilmorite portfolio that included Danbury Fair Mall, Freehold Raceway Mall, Great Northern Mall, Rotterdam Square, Shoppingtown Mall, Towne Mall, Tysons Corner Center and Wilton Mall, collectively referred to as the "Non-Rochester Properties", for a total consideration of $224 million, in exchange for the Company's ownership interest in the portion of the Wilmorite portfolio that consisted of Eastview Commons, Eastview Mall, Greece Ridge Center, Marketplace Mall and Pittsford Plaza, collectively referred to as the "Rochester Properties." The Company recognized a gain of $99.3 million on the exchange based on the difference between the fair value of the additional interest acquired in the Non-Rochester Properties and the carrying value of the Rochester Properties, net of minority interest. This exchange is referred herein as the "Rochester Redemption."

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

  Redevelopment and Development Activity:

        The first phase of SanTan Village Regional Center, in Gilbert, Arizona, opened on October 26, 2007. The 1.2 million square foot open-air super-regional shopping center opened with over 90% of the retail space committed, with Dillard's and more than 85 specialty retailers joining Harkins Theatres, which opened March 2007. The balance of the project, which includes Dick's Sporting Goods, Best Buy, Barnes & Noble and up to 13 restaurants, is expected to open in phases throughout 2008.

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

        The first phase of The Marketplace at Flagstaff Mall, a 435,000 square foot lifestyle expansion, in Flagstaff, Arizona, began opening in phases on October 19, 2007. Phase I delivered approximately 267,538 square feet of new retail space including Best Buy, Home Depot, Linens n Things, Marshalls, Old Navy, Petco and Shoe Pavilion. Phase II, which will consist of village shops, an entertainment plaza and pad space, is expected to be completed in 2009-2010.

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

Available Information; Website Disclosure; Corporate Governance Documents

        The Company's corporate website address is www.macerich.com. The Company makes available free-of-charge through this website its reports on Forms 10-K, 10-Q and 8-K and all amendments thereto, as soon as reasonably practicable after the reports have been filed with, or furnished to, the Securities and Exchange Commission. These reports are available under the heading "Investing--SEC Filings", through a free hyperlink to a third-party service. Information provided on our website is not incorporated by reference into this Form 10-K/A.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not Applicable

ITEM 2.    PROPERTIES

        The following table sets forth certain information regarding the Centers and other locations that are wholly-owned or partly owned by the Company:

Company's Ownership(1)	Name of Center/ Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Anchors	Sales Per Square Foot(4)
WHOLLY OWNED:
100%	Capitola Mall(5) Capitola, California	1977/1995	1988	586,653	196,936	92.7%	Gottschalks, Macy's, Mervyn's, Sears	$351
100%	Chandler Fashion Center Chandler, Arizona	2001/2002	--	1,325,450	640,290	97.6%	Dillard's, Macy's, Nordstrom, Sears	653
100%	Chesterfield Towne Center(6) Richmond, Virginia	1975/1994	2000	1,035,593	426,858	80.0%	Dillard's, Macy's, Sears, J.C. Penney	349
100%	Danbury Fair Mall(6)(24) Danbury, Connecticut	1986/2005	1991	1,295,086	498,878	97.1%	J.C. Penney, Lord & Taylor, Macy's, Sears	589
100%	Deptford Mall Deptford, New Jersey	1975/2006	1990	1,033,224	336,782	97.3%	Boscov's, J.C. Penney, Macy's, Sears	521
100%	Fiesta Mall(7) Mesa, Arizona	1979/2004	2007	827,873	309,682	93.0%	Dillard's, Macy's, Sears	375
100%	Flagstaff Mall Flagstaff, Arizona	1979/2002	2007	343,599	139,587	92.6%	Dillard's, J.C. Penney, Sears	382
100%	FlatIron Crossing(6) Broomfield, Colorado	2000/2002	--	1,505,617	741,876	91.6%	Dillard's, Macy's, Nordstrom, Dick's Sporting Goods	472
100%	Freehold Raceway Mall(24) Freehold, New Jersey	1990/2005	2007	1,654,364	862,740	96.5%	J.C. Penney, Lord & Taylor, Macy's, Nordstrom, Sears	520
100%	Fresno Fashion Fair Fresno, California	1970/1996	2006	955,807	394,926	99.2%	Gottschalks, J.C. Penney, Macy's (two)	545
100%	Great Northern Mall(6)(24) Clay, New York	1988/2005	--	893,970	563,982	94.7%	Macy's, Sears	268
100%	Green Tree Mall Clarksville, Indiana	1968/1975	2005	797,126	291,541	77.7%	Dillard's, J.C. Penney, Sears, Burlington Coat Factory	411
100%	La Cumbre Plaza(5) Santa Barbara, California	1967/2004	1989	495,736	178,736	88.3%	Macy's, Sears	446
100%	Northgate Mall(5) San Rafael, California	1964/1986	1987	732,543	262,212	92.6%	Macy's, Mervyn's, Sears	397
100%	Northridge Mall Salinas, California	1972/2003	1994	892,859	355,879	98.5%	J.C. Penney, Macy's, Mervyn's, Sears	350
100%	Pacific View Ventura, California	1965/1996	2001	1,059,916	411,102	73.7%	J.C. Penney, Macy's, Sears, Target(8)	433
100%	Panorama Mall Panorama, California	1955/1979	2005	323,455	158,455	92.9%	Wal-Mart	358
100%	Paradise Valley Mall(6) Phoenix, Arizona	1979/2002	1990	1,222,507	417,079	92.1%	Dillard's, J.C. Penney, Macy's, Sears	368
100%	Prescott Gateway Prescott, Arizona	2002/2002	2004	589,025	344,837	89.8%	Dillard's, Sears, J.C. Penney	276
100%	Queens Center(5) Queens, New York	1973/1995	2004	961,559	406,792	97.7%	J.C. Penney, Macy's	845
100%	Rimrock Mall Billings, Montana	1978/1996	1999	605,759	294,089	87.6%	Dillard's (two), Herberger's, J.C. Penney	380
100%	Rotterdam Square(24) Schenectady, New York	1980/2005	1990	582,939	273,164	89.8%	Macy's, K-Mart, Sears	260
100%	Salisbury, Centre at Salisbury, Maryland	1990/1995	2005	852,205	354,789	94.8%	Boscov's, J.C. Penney, Macy's, Sears	371
100%	Somersville Towne Center Antioch, California	1966/1986	2004	502,709	174,487	92.5%	Sears, Gottschalks, Mervyn's, Macy's	405
100%	South Plains Mall(5) Lubbock, Texas	1972/1998	1995	1,142,545	400,758	88.5%	Bealls, Dillard's (two), J.C. Penney, Mervyn's, Sears	370
100%	South Towne Center Sandy, Utah	1987/1997	1997	1,268,136	491,624	95.6%	Dillard's, J.C. Penney, Mervyn's, Target, Macy's	433
100%	Towne Mall(24) Elizabethtown, Kentucky	1985/2005	1989	353,232	182,360	91.2%	J.C. Penney, Belk, Sears	298
100%	Twenty Ninth Street(5) Boulder, Colorado	1963/1979	2007	827,497	535,843	91.6%	Macy's, Home Depot	428
100%	Valley River Center Eugene, Oregon	1969/2006	2007	910,841	334,777	89.6%	Sports Authority, Gottschalks, Macy's, J.C. Penney	463

100%	Valley View Center Dallas, Texas	1973/1996	2004	1,635,449	577,552	95.9%	Dillard's, Macy's(9), J.C. Penney, Sears	$273
100%	Victor Valley, Mall of Victorville, California	1986/2004	2001	543,295	269,446	94.7%	Gottschalks, J.C. Penney, Mervyn's, Sears	480
100%	Vintage Faire Mall Modesto, California	1977/1996	2001	1,084,422	384,503	97.2%	Gottschalks, J.C. Penney, Macy's (two), Sears	562
100%	Westside Pavilion Los Angeles, California	1985/1998	2007	739,746	381,618	95.8%	Nordstrom, Macy's	481
100%	Wilton Mall at Saratoga(6)(24) Saratoga Springs, New York	1990/2005	1998	745,267	457,201	96.0%	The Bon-Ton, J.C. Penney, Sears	325

	Total/Average Wholly Owned			30,326,004	13,051,381	92.7%		$453

JOINT VENTURES (VARIOUS PARTNERS):
33.3%	Arrowhead Towne Center Glendale, Arizona	1993/2002	2004	1,204,862	396,448	98.5%	Dick's Sporting Goods(10), Dillard's, Macy's, J.C. Penney, Sears, Mervyn's	$611
50%	Biltmore Fashion Park Phoenix, Arizona	1963/2003	2006	608,934	303,934	78.4%	Macy's, Saks Fifth Avenue	821
50%	Broadway Plaza(5) Walnut Creek, California	1951/1985	1994	697,981	252,484	97.8%	Macy's (two), Nordstrom	768
50.1%	Corte Madera, Village at Corte Madera, California	1985/1998	2005	439,573	221,573	90.4%	Macy's, Nordstrom	875
50%	Desert Sky Mall Phoenix, Arizona	1981/2002	2007	893,457	282,962	93.6%	Sears, Dillard's, Burlington Coat Factory, Mervyn's, La Curacao	323
50%	Inland Center(5) San Bernardino, California	1966/2004	2004	987,872	204,198	95.0%	Macy's, Sears, Gottschalks, Mervyn's(11)	463
15%	Metrocenter Mall(5) Phoenix, Arizona	1973/2005	2006	1,122,959	595,710	90.2%	Dillard's, Macy's, Sears	345
50%	NorthPark Center(5) Dallas, Texas	1965/2004	2005	1,963,326	911,006	96.8%	Dillard's, Macy's, Neiman Marcus, Nordstrom, Barneys New York	694
50%	Ridgmar Fort Worth, Texas	1976/2005	2000	1,277,280	403,307	82.0%	Dillard's, Macy's, J.C. Penney, Neiman Marcus, Sears	323
50%	Scottsdale Fashion Square(12) Scottsdale, Arizona	1961/2002	2007	1,840,182	857,902	94.1%	Barneys New York(13) Dillard's, Macy's Nordstrom, Neiman Marcus	736
33.3%	Superstition Springs Center(5) Mesa, Arizona	1990/2002	2002	1,285,839	439,300	98.7%	Burlington Coat Factory, Dillard's, Macy's, J.C. Penney, Sears, Mervyn's, Best Buy	425
50%	Tysons Corner Center(5)(24) McLean, Virginia	1990/2005	2005	2,198,039	1,309,797	98.8%	Bloomingdale's, Macy's, L.L. Bean, Lord & Taylor, Nordstrom	721
19%	West Acres Fargo, North Dakota	1972/1986	2001	970,707	418,152	99.2%	Macy's, Herberger's, J.C. Penney, Sears	475

	Total/Average Joint Ventures (Various Partners)			15,491,011	6,596,773	94.5%		596

PACIFIC PREMIER RETAIL TRUST PROPERTIES:
51%	Cascade Mall Burlington, Washington	1989/1999	1998	587,174	262,938	90.7%	Macy's (two), J.C. Penney, Sears, Target	355
51%	Kitsap Mall(5) Silverdale, Washington	1985/1999	1997	846,940	386,957	95.0%	Macy's, J.C. Penney, Kohl's, Sears	407
51%	Lakewood Mall(5)(6) Lakewood, California	1953/1975	2001	2,088,228	980,244	96.0%	Home Depot, Target, J.C. Penney, Macy's, Mervyn's	441
51%	Los Cerritos Center(6) Cerritos, California	1971/1999	1998	1,290,420	489,139	95.0%	Macy's, Mervyn's, Nordstrom, Sears	553
51%	Redmond Town Center(5)(12) Redmond, Washington	1997/1999	2000	1,283,683	1,173,683	97.6%	Macy's	382
51%	Stonewood Mall(5) Downey, California	1953/1997	1991	930,655	359,908	97.8%	J.C. Penney, Mervyn's, Macy's, Sears	449

51%	Washington Square Portland, Oregon	1974/1999	2005	1,455,317	520,290	88.1%	J.C. Penney, Macy's, Dick's Sporting Goods(10), Nordstrom, Sears	$709

	Total/Average Pacific Premier Retail Trust Properties			8,482,417	4,173,159	95.1%		$485

SDG MACERICH PROPERTIES, L.P. PROPERTIES:
50%	Eastland Mall(5) Evansville, Indiana	1978/1998	1996	1,040,025	550,881	94.9%	Dillard's, J.C. Penney, Macy's	$371
50%	Empire Mall(5) Sioux Falls, South Dakota	1975/1998	2000	1,363,110	617,588	96.1%	Macy's, J.C. Penney, Richman-Gordmans 1/2 Price, Kohl's, Sears, Target, Younkers	390
50%	Granite Run Mall Media, Pennsylvania	1974/1998	1993	1,036,166	535,357	90.1%	Boscov's, J.C. Penney, Sears	287
50%	Lake Square Mall Leesburg, Florida	1980/1998	1995	553,019	256,982	79.1%	Belk, J.C. Penney, Sears, Target	276
50%	Lindale Mall Cedar Rapids, Iowa	1963/1998	1997	688,394	382,831	90.3%	Sears, Von Maur, Younkers	318
50%	Mesa Mall Grand Junction, Colorado	1980/1998	2003	836,721	395,513	94.0%	Herberger's, J.C. Penney, Mervyn's, Sears, Target	433
50%	NorthPark Mall Davenport, Iowa	1973/1998	2001	1,073,035	422,579	86.7%	J.C. Penney, Dillard's, Sears, Von Maur, Younkers	271
50%	Rushmore Mall Rapid City, South Dakota	1978/1998	1992	832,582	427,922	94.2%	Herberger's, J.C. Penney, Sears, Target	361
50%	Southern Hills Mall Sioux City, Iowa	1980/1998	2003	798,856	485,279	91.0%	Sears, Younkers, J.C. Penney	309
50%	SouthPark Mall Moline, Illinois	1974/1998	1990	1,024,004	445,948	83.8%	J.C. Penney, Sears, Younkers, Von Maur, Dillard's	222
50%	SouthRidge Mall Des Moines, Iowa	1975/1998	1998	869,390	480,638	83.1%	Sears, Younkers, J.C. Penney, Target	182
50%	Valley Mall(6) Harrisonburg, Virginia	1978/1998	1992	505,792	190,714	87.2%	Belk, J.C. Penney, Target	270

	Total/Average SDG Macerich Properties, L.P. Properties			10,621,094	5,192,232	89.9%		$317

	Total/Average Joint Ventures			34,594,522	15,962,164	93.2%		$483

	Total/Average before Community Centers			64,920,526	29,013,545	93.0%		$469

COMMUNITY / SPECIALTY CENTERS:
100%	Borgata, The Scottsdale, Arizona	1981/2002	2006	93,628	93,628	83.2%	--	$501
50%	Boulevard Shops Chandler, Arizona	2001/2002	2004	180,823	180,823	100.0%	--	421
75%	Camelback Colonnade Phoenix, Arizona	1961/2002	1994	624,101	544,101	99.7%	Mervyn's	330
100%	Carmel Plaza Carmel, California	1974/1998	2006	111,150	111,150	81.5%	--	551
50%	Chandler Festival Chandler, Arizona	2001/2002	--	503,735	368,538	98.6%	Lowe's	287
50%	Chandler Gateway Chandler, Arizona	2001/2002	--	255,289	124,238	100.0%	The Great Indoors	396
50%	Chandler Village Center Chandler, Arizona	2004/2002	2006	273,418	130,285	100.0%	Target	212
100%	Flagstaff Mall, The Marketplace at Flagstaff, Arizona	2007/--	2007	267,538	147,008	100.0%	Home Depot	N/A
100%	Hilton Village(5)(12)(23) Scottsdale, Arizona	1982/2002	--	96,546	96,546	97.1%	--	500
24.5%	Kierland Commons Scottsdale, Arizona	1999/2005	2003	435,022	435,022	100.0%	--	755
100%	Paradise Village Office Park II Phoenix, Arizona	1982/2002	--	46,834	46,834	97.2%	--	N/A
34.9%	SanTan Village Power Center Gilbert, Arizona	2004/2004	2007	491,037	284,510	100.0%	Wal-Mart	268

100%	Tucson La Encantada Tucson, Arizona	2002/2002	2005	250,624	250,624	89.5%	--	$672
100%	Village Center Phoenix, Arizona	1985/2002	--	170,801	59,055	100.0%	Target	325
100%	Village Crossroads Phoenix, Arizona	1993/2002	--	185,186	84,477	91.6%	Wal-Mart	286
100%	Village Fair Phoenix, Arizona	1989/2002	--	271,417	207,817	97.1%	Best Buy	235
100%	Village Plaza Phoenix, Arizona	1978/2002	--	79,754	79,754	96.8%	--	314
100%	Village Square I Phoenix, Arizona	1978/2002	--	21,606	21,606	100.0%	--	185
100%	Village Square II(5) Phoenix, Arizona	1978/2002	--	146,193	70,393	96.4%	Mervyn's	210

	Total/Average Community / Specialty Centers			4,504,702	3,336,409	97.2%		464

	Total before major development and redevelopment properties and other assets			69,425,228	32,349,954	93.4%		468

MAJOR DEVELOPMENT AND REDEVELOPMENT PROPERTIES:
51.3%	Promenade at Casa Grande(14) Casa Grande, Arizona	2007/--	2007 ongoing	827,726	389,976	(15)	Dillard's, J.C. Penney, Kohl's, Target	N/A
84.7%	SanTan Village Regional Center(16) Gilbert, Arizona	2007/--	2007 ongoing	788,510	588,510	(15)	Dillard's	N/A
100%	Santa Monica Place(6)(17) Santa Monica, California	1980/1999	1990	556,933	273,683	(15)	Macy's,	N/A
100%	Shoppingtown Mall(6)(24) Dewitt, New York	1954/2005	2000	1,002,084	519,384	(15)	J.C. Penney, Macy's, Sears	N/A
100%	The Oaks(6) Thousand Oaks, California	1978/2002	1993	1,047,095	344,020	(15)	J.C. Penney, Macy's (two), Nordstrom(18)	N/A

	Total Major Development and Redevelopment Properties			4,222,348	2,115,573

OTHER ASSETS:
100%	Mervyn's(19)	Various/2007		2,198,221	--	--	--	N/A
100%	Paradise Village Investment Co. ground leases	Various/2002		165,968	165,968	80.9%	--	N/A
30%	Wilshire Building	1978/2007		40,000	40,000	100.0%	--	N/A

	Total Other Assets			2,404,189	205,968			N/A

	Total before Rochester Properties			76,051,765	34,671,495

ROCHESTER PROPERTIES(20)(24):
100%	Eastview Mall(25) Victor, New York	1971/2005	2003	1,686,690	789,608	N/A	The Bon-Ton, Home Depot, J.C. Penney, Macy's, Lord & Taylor, Sears, Target	N/A
100%	Greece Ridge Center Greece, New York	1967/2005	1993	1,474,093	847,009	N/A	Burlington Coat Factory, The Bon-Ton, J.C. Penney, Macy's, Sears	N/A
37.5%	Marketplace Mall, The(5) Henrietta, New York	1982/2005	1993	1,019,092	504,500	N/A	The Bon-Ton, J.C. Penney, Macy's, Sears	N/A
63.6%	Pittsford Plaza Pittsford, New York	1965/2005	1982	476,167	389,717	N/A	—	N/A

	Total Rochester Properties			4,656,042	2,530,834

	Grand Total at December 31, 2007			80,707,807	37,202,329

	January 2008 Acquisition
50%	North Bridge, The Shops at(5)(12)(21) Chicago, Illinois	1998/2008	--	680,933	420,933	98.5%	Nordstrom	$843

	Post Rochester Redemption and Acquisition of The Shops at North Bridge			76,732,698	35,092,428	93.5%		$471	(22)

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

(23)
On September 3, 2007, the Company purchased the remaining 50% interest in the property.

(24)
The Company's ownership interest reflects its legal ownership interest before minority interest in MACWH, LP, a subsidiary of the Operating Partnership, that owns these properties.

(25)
Eastview Mall includes the adjacent Eastview Commons.

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

(5)
On January 1, 2008, these loans were transferred in connection with the Rochester Redemption. (See Note 26--Subsequent Events in the Company's Consolidated Financial Statements included herein).

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

ITEM 6.    SELECTED FINANCIAL DATA

        The following sets forth selected financial data for the Company on a historical basis. The following data should be read in conjunction with the financial statements (and the notes thereto) of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations" each included elsewhere in this Form 10-K/A. All amounts are in thousands except per share data.

	Years Ended December 31,
	2007(1)	2006(1)	2005(1)	2004	2003
	(Restated)	(Restated)	(Restated)
OPERATING DATA:
Revenues:
Minimum rents(2)	$474,885	$438,261	$392,046	$294,846	$256,974
Percentage rents	26,104	23,876	23,744	15,655	10,646
Tenant recoveries	245,332	227,575	195,896	145,055	139,380
Management Companies(3)	39,752	31,456	26,128	21,549	14,630
Other	27,199	28,451	22,333	18,070	16,487

Total revenues	813,272	749,619	660,147	495,175	438,117

Shopping center and operating expenses	256,426	233,669	203,829	146,465	136,881
Management Companies' operating expenses(3)	73,761	56,673	52,840	44,080	32,031
REIT general and administrative expenses	16,600	13,532	12,106	11,077	8,482
Depreciation and amortization	212,518	196,760	171,987	128,413	95,888
Interest expense	250,127	260,705	228,061	134,549	121,105
Loss on early extinguishment of debt	877	1,835	1,666	1,642	44

Total expenses	810,309	763,174	670,489	466,226	394,431
Minority interest in consolidated joint ventures	(2,301)	(1,860)	(1,087)	(184)	(112)
Equity in income of unconsolidated joint ventures and management companies(3)	81,458	86,053	76,303	54,881	59,348
Income tax benefit (provision)(4)	470	(33)	2,031	5,466	444
Gain on sale of assets	12,146	(84)	1,253	473	11,960

Income from continuing operations	94,736	70,521	68,158	89,585	115,326

Discontinued operations:(5)
(Loss) gain on sale of assets	(2,409)	204,985	277	7,568	22,491
Income from discontinued operations	6,517	9,870	9,219	14,350	19,124

Total income from discontinued operations	4,108	214,855	9,496	21,918	41,615

Income before minority interest and preferred dividends	98,844	285,376	77,654	111,503	156,941
Minority interest in Operating Partnership	(13,036)	(40,827)	22,001	(19,870)	(28,907)

Net income	85,808	244,549	99,655	91,633	128,034
Less preferred dividends	10,058	10,083	9,649	9,140	14,816
Less adjustment of minority interest due to redemption value	2,046	17,062	183,620	—	—

Net income (loss) available to common stockholders	$73,704	$217,404	$(93,614)	$82,493	$113,218

Earnings per share ("EPS")—basic:
Income from continuing operations	$1.01	$0.72	$0.80	$1.11	$1.49
Discontinued operations	0.02	2.35	(2.38)	0.30	0.62

Net income (loss) available to common stockholders—basic	$1.03	$3.07	$(1.58)	$1.41	$2.11

EPS—diluted:(6)(7)
Income from continuing operations	$1.00	$0.80	$0.80	$1.10	$1.54
Discontinued operations	0.02	2.25	(2.37)	0.30	0.55

Net income (loss) available to common stockholders—diluted	$1.02	$3.05	$(1.57)	$1.40	$2.09

	As of December 31,
	2007(1)	2006(1)	2005(1)	2004	2003
	(Restated)	(Restated)	(Restated)
BALANCE SHEET DATA
Investment in real estate (before accumulated depreciation)	$7,078,802	$6,356,156	$6,017,546	$4,149,776	$3,662,359
Total assets	$7,937,097	$7,373,676	$6,986,005	$4,637,096	$4,145,593
Total mortgage and notes payable	$5,762,958	$4,993,879	$5,424,730	$3,230,120	$2,682,598
Minority interest(8)	$547,693	$597,156	$474,590	$221,315	$237,615
Series A Preferred Stock(9)	$83,495	$98,934	$98,934	$98,934	$98,934
Common stockholders' equity	$1,149,849	$1,379,132	$679,678	$913,533	$953,485
OTHER DATA:
Funds from operations ("FFO")—diluted(10)	$407,927	$383,122	$336,831	$299,172	$269,132
Cash flows provided by (used in):
Operating activities	$326,070	$211,850	$235,296	$213,197	$215,752
Investing activities	$(865,283)	$(126,736)	$(131,948)	$(489,822)	$(341,341)
Financing activities	$355,051	$29,208	$(20,349)	$308,383	$115,703
Number of centers at year end	94	91	97	84	78
Weighted average number of shares outstanding—EPS basic	71,768	70,826	59,279	58,537	53,669
Weighted average number of shares outstanding—EPS diluted(6)(7)	84,760	88,058	73,573	73,099	75,198
Cash distribution declared per common share	$2.93	$2.75	$2.63	$2.48	$2.32

(1)
The Selected Financial Data has been updated to reflect the Rochester Properties as discontinued operations and the restatement of the consolidated balance sheets as of December 31, 2007, 2006 and 2005, the consolidated statements of operations, common stockholders' equity and cash flows for the years ended December 31, 2007, 2006 and 2005. For a more detailed description of the restatement and reclassifications, see Note 25—Restatement of the Company's Notes to Consolidated Financial Statements.

(2)
Included in minimum rents is amortization of above and below market leases of $10.6 million, $12.2 million, $11.0 million, $9.2 million and $6.1 million for the years ended December 31, 2007, 2006, 2005, 2004, and 2003, respectively.

(3)
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

(5)
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

  On January 1, 2008, MACWH, LP, a subsidiary of the Operating Partnership, at the election of the holders, redeemed the 3,426,609 PCPUs. In the Rochester Redemption, the Company received the 16.32% minority interest in the Non-Rochester Properties, in exchange for the Company's ownership interest in the Rochester Properties. As a result of the Rochester Redemption, the Company recognized a gain of $99.3 million on the exchange.

  In addition, the Company recorded an additional loss of $2.4 million in 2007, related to the sale of properties in 2006.

  Total revenues and income from discontinued operations were:

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in millions)
Revenues:
Bristol Center	$--	$--	$--	$--	$2.5
Westbar	--	--	--	4.8	5.7
Arizona LifeStyle Galleries	--	--	--	0.3	--
Scottsdale/101	0.1	4.7	9.8	6.9	--
Park Lane Mall	--	1.5	3.1	3.0	3.1
Holiday Village	0.2	2.9	5.2	4.8	5.3
Greeley Mall	--	4.3	7.0	6.2	5.9
Great Falls Marketplace	--	1.8	2.7	2.6	2.5
Citadel Mall	--	15.7	15.3	15.4	16.1
Northwest Arkansas Mall	--	12.9	12.6	12.7	12.5
Crossroads Mall	--	11.5	10.9	11.2	12.2
Mervyn's Stores	1.2	--	--	--	--
Rochester Properties	83.1	80.0	51.7	--	--

Total	$84.6	$135.3	$118.3	$67.9	$65.8

Income from operations:
Bristol Center	$--	$--	$--	$--	$1.4
Westbar	--	--	--	1.8	1.7
Arizona LifeStyle Galleries	--	--	--	(1.0)	--
Scottsdale/101	--	0.3	(0.2)	(0.3)	--
Park Lane Mall	--	--	0.8	0.9	1.0
Holiday Village	0.2	1.2	2.8	1.9	2.4
Greeley Mall	(0.1)	0.6	0.9	0.5	1.2
Great Falls Marketplace	--	1.1	1.7	1.6	1.5
Citadel Mall	(0.1)	2.5	1.8	2.0	3.0
Northwest Arkansas Mall	--	3.4	2.9	3.1	3.2
Crossroads Mall	--	2.3	3.2	3.9	3.7
Mervyn's Stores	0.8	--	--	--	--
Rochester Properties	5.7	(1.5)	(4.7)	--	--

Total	$6.5	$9.9	$9.2	$14.4	$19.1

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

(8)
"Minority Interest" reflects the ownership interest in the Operating Partnership and MACWH, LP not owned by the Company.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the Rochester Properties as discontinued operations, the restatement of the consolidated balance sheets as of December 31, 2007 and 2006, and the restatement of the consolidated statements of operations, common stockholders' equity and cash flows for each of the three years during the period ended December 31, 2007. For a more detailed description of the restatement and reclassifications, see Note 25—Restatement of the Company's Notes to Consolidated Financial Statements.

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

        On January 1, 2008, MACWH, LP, a subsidiary of the Operating Partnership, at the election of the holders, redeemed the 3.4 million PCPUs. As a result of the Rochester Redemption, the Company received the 16.32% minority interest in the Non-Rochester Properties, for a total consideration of $224 million, in exchange for the Company's ownership interest in the Rochester Properties. The Company recognized a gain of $99.3 million on the exchange based on the difference between the fair value of the additional interest acquired in the Non-Rochester Properties and the carrying value of the Rochester Properties, net of minority interest. The Company has classified the results of operations of the Rochester Properties for the years ended December 31, 2007, 2006, and 2005 as discontinued operations.

        The Wilmorite portfolio, exclusive of Tysons Corner Center and Tysons Corner Office (collectively referred herein as "Tysons Center") and the Rochester Properties, are referred to herein as the "2005 Acquisition Centers."

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

  Redevelopments and Developments:

        The first phase of SanTan Village Regional Center, in Gilbert, Arizona, opened on October 26, 2007. The 1.2 million square foot open-air super-regional shopping center opened with over 90% of the retail space committed, with Dillard's and more than 85 specialty retailers joining Harkins Theatres, which opened March 2007. The balance of the project, which includes Dick's Sporting Goods, Best Buy, Barnes & Noble and up to 13 restaurants, is expected to open in phases throughout 2008.

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

        The first phase of The Marketplace at Flagstaff Mall, a 435,000 square foot lifestyle expansion in Flagstaff, Arizona, began opening in phases on October 19, 2007. Phase I delivered approximately 267,538 square feet of new retail space including Best Buy, Home Depot, Linens n Things, Marshalls, Old Navy, Petco and Shoe Pavilion. Phase II, which will consist of village shops, an entertainment plaza and pad space, is expected to be completed in 2009-2010.

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

Results of Operations

        Many of the variations in the results of operations, discussed below, occurred due to the transactions described above including the 2007 Acquisition Properties, the 2006 Acquisition Centers, the 2005 Acquisition Centers and the Redevelopment Centers. For the comparison of the year ended December 31, 2007 to the year ended December 31, 2006, the "Same Centers" include all consolidated Centers, excluding the 2007 Acquisition Properties, the 2006 Acquisition Centers and the Redevelopment Centers. For the comparison of the year ended December 31, 2006 to the year ended December 31, 2005, the Same Centers include all consolidated Centers, excluding the 2006 Acquisition Centers, the 2005 Acquisition Centers and the Redevelopment Centers.

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

Comparison of Years Ended December 31, 2007 and 2006

  Revenues

        Minimum and percentage rents (collectively referred to as "rental revenue") increased by $38.9 million, or 8.4%, from 2006 to 2007. The increase in rental revenue is attributed to an increase of $17.9 million from the 2006 Acquisition Centers, $13.8 million from the Redevelopment Centers, $6.7 million from the Same Centers and $0.5 million from the 2007 Acquisition Properties.

        The amortization of above and below market leases, which is recorded in rental revenue, decreased to $10.6 million in 2007 from $12.2 million in 2006. The decrease in amortization is primarily due to leases terminated in 2006. The amortization of straight-lined rents, included in rental revenue, was $6.9 million in 2007 compared to $4.7 million in 2006. Lease termination income, which is included in rental revenue, decreased to $9.8 million in 2007 from $13.2 million in 2006.

        Tenant recoveries increased $17.8 million, or 7.8%, from 2006 to 2007. The increase in tenant recoveries is attributed to an increase of $11.0 million from the 2006 Acquisition Centers, $4.3 million from the Redevelopment Centers, $2.4 million from the Same Centers and $0.1 million from the 2007 Acquisition Properties.

        Management Companies' revenues increased by $8.3 million from 2006 to 2007, primarily due to increased management fees received from the joint venture Centers, additional third party management contracts and increased development fees from joint ventures.

  Shopping Center and Operating Expenses

        Shopping center and operating expenses increased $22.8 million, or 9.7%, from 2006 to 2007. Approximately $9.6 million of the increase in shopping center and operating expenses is from the 2006 Acquisition Centers, $6.8 million is from the Redevelopment Centers, $6.1 million is from the Same Centers and $0.2 million is from the 2007 Acquisition Properties.

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

  Depreciation and Amortization

        Depreciation and amortization increased $15.8 million in 2007 from 2006. The increase in depreciation and amortization is primarily attributed to an increase of $10.5 million at the Redevelopment Centers, $10.4 million at the 2006 Acquisition Centers and $0.2 million at the 2007 Acquisition Properties. This increase is offset in part by a decrease of $1.8 million at the Same Centers.

  Interest Expense

        Interest expense decreased $10.6 million in 2007 from 2006. The decrease in interest expense was primarily attributed to a decrease of $17.2 million from term loans, $16.1 million from the line of credit, $8.1 million from the Same Centers and $2.7 million from the Redevelopment Centers. The decrease in interest expense was offset in part by an increase of $27.3 million from the $950.0 million convertible senior notes issued on March 16, 2007 and $6.6 million from the 2006 Acquisition Centers. The decrease in interest on term loans was due to the repayment of the $250 million loan in 2007 and the repayment of the $619 million term loan in 2006. The decrease in interest on the line of credit was due to: (i) a decrease in average outstanding borrowings during 2007, in part, because of the issuance of the senior notes, (ii) a decrease in interest rates because of the $400 million swap and (iii) lower LIBOR rates and spreads. The decrease in interest from the Same Centers is due to: (i) the repayment of the $75.0 million loan on Paradise Valley Mall in January 2007, (ii) an increase in capitalized interest and (iii) a decrease in LIBOR rates on floating rate mortgages payable. The above interest expense items are net of capitalized interest, which increased to $32.0 million in 2007 from $14.9 million in 2006 due to an increase in redevelopment activity in 2007.

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

  Gain on Sale of Assets

        The Company recorded a gain on sale of assets of $12.2 million in 2007 relating to land sales of $8.8 million and $3.4 million relating to sale of equipment and furnishings.

  Discontinued Operations

        The decrease of $210.7 million in income from discontinued operations is primarily related to the recognition of gain on the sales of Scottsdale/101, Park Lane Mall, Holiday Village, Greeley Mall, Great Falls Marketplace, Citadel Mall, Crossroads Mall and Northwest Arkansas Mall in 2006 (See "Management's Overview and Summary--Acquisitions and Dispositions"). As result of these sales, the Company classified the results of operations for these properties to discontinued operations for all periods presented.

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

Comparison of Years Ended December 31, 2006 and 2005

  Revenues

        Rental revenue increased by $46.3 million or 11.1% from 2005 to 2006. Approximately $24.0 million of the increase in rental revenue related to the 2005 Acquisition Centers, $11.9 million was related to the 2006 Acquisition Centers and $9.9 million was related to the Same Centers due in part to an increase in lease termination income of $7.2 million compared to 2005 at the Same Centers. The increases are offset in part by a decrease in rental revenue of $0.5 million at the Redevelopment Centers.

        The amount of straight-lined rents, included in rental revenue, was $4.7 million in 2006 compared to $4.5 million in 2005. This increase is primarily due to the 2006 Acquisition Centers.

        The amortization of above and below market leases, which is recorded in rental revenue, increased to $12.2 million in 2006 from $11.0 million in 2005. The increase in amortization is primarily due to the 2005 Acquisition Centers and the 2006 Acquisition Centers.

        Tenant recoveries increased $31.7 million or 16.2% from 2005 to 2006. Approximately $15.0 million of the increase in tenant recoveries related to the 2005 Acquisition Centers, $5.1 million related to the 2006 Acquisition Centers and $12.4 million related to the Same Centers due to an increase in recoverable shopping center expenses. The increase in tenant recoveries was offset in part by a decrease of $0.9 million at the Redevelopment Centers.

        Management Companies' revenues increased by $5.3 million from 2005 to 2006, primarily due to increased management fees received from the Joint Venture Acquisition Centers, third party management contracts and increased development fees from joint ventures.

  Shopping Center and Operating Expenses

        Shopping center and operating expenses increased $29.8 million or 14.6% from 2005 to 2006. Approximately $17.2 million of the increase in shopping center and operating expenses related to the 2005 Acquisition Centers, $5.0 million related to the 2006 Acquisition Centers and $8.0 million related to the Same Centers offset in part by a $0.5 million decrease at the Redevelopment Centers.

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

  Depreciation and Amortization

        Depreciation and amortization increased $24.8 million in 2006 from 2005. The increase is primarily attributed to the 2005 Acquisition Centers of $11.5 million, the 2006 Acquisition Centers of $6.2 million and the Same Centers of $7.4 million.

  Interest Expense

        Interest expense increased $32.6 million in 2006 from 2005. Approximately $13.8 million of the increase relates to the term loan associated with the 2005 Acquisition Centers, $7.4 million relates to assumed debt from the 2005 Acquisition Centers, $5.3 million relates to the 2006 Acquisition Centers, $13.3 million relates to increased borrowings and higher interest rates under the Company's line of credit, $6.7 million relates to higher interest rates on the $250 million term loan and approximately $8.9 million relates to increased interest expense due to refinancings and higher rates on floating rate debt regarding the Same Centers. These increases were offset in part by an approximately $1.3 million decrease in interest expense at the Redevelopment Centers and $21.6 million relating to the pay off of the acquisition loan associated with the 2005 Acquisition Centers. Additionally, capitalized interest was $14.9 million in 2006, up from $10.0 million in 2005.

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

  Equity in Income of Unconsolidated Joint Ventures

        The equity in income of unconsolidated joint ventures increased $9.8 million in 2006 from 2005. Approximately $6.5 million of the increase relates to increased income from the Joint Venture Acquisition Centers, increased net income of $3.3 million from the Pacific Premier Retail Trust joint venture due to increased rental revenue and $4.6 million from other joint ventures due to increased rental revenues. This is partly offset by a $4.7 million increase in interest expense from the SDG Macerich Properties, L.P. joint venture.

  Discontinued Operations

        The increase of $205.3 million in discontinued operations relates to the gain on sales of Scottsdale/101, Park Lane Mall, Holiday Village, Greeley Mall, Great Falls Marketplace, Citadel Mall, Crossroads Mall and Northwest Arkansas Mall in 2006 (See "Management's Overview and Summary--Acquisitions and Dispositions"). As result of the sales, the Company reclassified the results of operations for these properties for 2006 and 2005.

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

  Financing Activities

        Cash flow provided by financing activities was $29.2 million in 2006 compared to cash used in financing activities of $20.3 million in 2005. The increase in cash provided by financing activities is primarily attributed to the net proceeds of $746.8 million from the stock offering in January 2006 offset in part by a reduction of debt in 2006 compared to 2005.

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

        The following tables summarize capital expenditures incurred at the Centers for the years ended December 31:

	2007	2006	2005
	(Dollars in thousands)
Consolidated Centers:
Acquisitions of property and equipment	$387,899	$580,542	$1,571,332
Development, redevelopment and expansion of Centers	545,926	184,315	77,254
Renovations of Centers	31,065	51,406	51,092
Tenant allowances	27,959	26,976	21,765
Deferred leasing charges	21,611	21,610	21,836

	$1,014,460	$864,849	$1,743,279

Joint Venture Centers (at Company's pro rata share):
Acquisitions of property and equipment	$24,828	$28,732	$736,451
Development, redevelopment and expansion of Centers	33,492	48,785	79,400
Renovations of Centers	10,495	8,119	32,243
Tenant allowances	15,066	13,795	8,922
Deferred leasing charges	4,181	4,269	5,113

	$88,062	$103,700	$862,129

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

  Long-term Contractual Obligations

        The following is a schedule of long-term contractual obligations (as of December 31, 2007) for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)	$6,087,693	$455,713	$2,390,249	$2,014,591	$1,227,140
Operating lease obligations(1)	670,038	14,771	29,624	29,250	596,393
Purchase obligations(1)	103,419	103,419	--	--	--
Other long-term liabilities(2)	393,102	393,102	--	--	--

	$7,254,252	$967,005	$2,419,873	$2,043,841	$1,823,533

(1)
See Note 15—Commitments and Contingencies of the Company's Consolidated Financial Statements.

(2)
Amount includes $1,906 of unrecognized tax benefit associated with FIN 48.

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

        The following reconciles net income (loss) available to common stockholders to FFO and FFO--diluted (dollars in thousands):

	2007	2006	2005	2004	2003
Net income (loss)--available to common stockholders	$73,704	$217,404	$(93,614)	$82,493	$113,218
Adjustments to reconcile net income to FFO--basic:
Minority interest in the Operating Partnership	13,036	40,827	(22,001)	19,870	28,907
Gain on sale of consolidated assets	(9,771)	(241,732)	(1,530)	(8,041)	(34,451)
Adjustment of minority interest due to redemption value	2,046	17,062	183,620	—	—
Add: Gain on undepreciated assets--consolidated assets	8,047	8,827	1,068	939	1,054
Add: Minority interest share of gain on sale of consolidated joint ventures	760	36,831	239	--	--
Gain on sale of assets from unconsolidated entities (pro rata)	(400)	(725)	(1,954)	(3,353)	(155)
Add: Gain on sale of undepreciated assets--from unconsolidated entities (pro rata)	2,793	725	2,092	3,464	387
Depreciation and amortization on consolidated centers	227,091	226,797	200,098	144,828	109,569
Depreciation and amortization on joint ventures and from management companies (pro rata)	88,807	82,745	73,247	61,060	45,133
Less: depreciation on personal property and amortization of loan costs and interest rate caps	(8,244)	(15,722)	(14,724)	(11,228)	(9,346)

FFO--basic	397,869	373,039	326,541	290,032	254,316
Additional adjustments to arrive at FFO--diluted:
Impact of convertible preferred stock	10,058	10,083	9,649	9,140	14,816
Impact of non-participating convertible preferred units	--	--	641	--	--

FFO--diluted	$407,927	$383,122	$336,831	$299,172	$269,132

Weighted average number of FFO shares outstanding for:
FFO--basic(1)	84,467	84,138	73,250	72,715	67,332
Adjustments for the impact of dilutive securities in computing FFO--diluted:
Convertible preferred stock	3,512	3,627	3,627	3,627	7,386
Non-participating convertible preferred units	--	--	197	--	--
Stock options	293	293	323	385	480

FFO--diluted(2)	88,272	88,058	77,397	76,727	75,198

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

ITEM 9A.    CONTROLS AND PROCEDURES

        Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures or its internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

  Conclusion Regarding Effectiveness of Disclosure Controls and Procedures

        Based on their evaluation as of December 31, 2007, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

        The Company's independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company's internal control over financial reporting, which is included herein. In such report, Deloitte & Touche LLP notes that it has identified a material weakness in the operation of the Company's review and analysis of the relevant terms and conditions underlying the convertible preferred units issued to prior owners of Wilmorite holdings in connection with the acquisition of the Wilmorite portfolio because effective controls were not maintained by the Company to provide for an appropriate evaluation and determination of whether these interests represent minority interests.

  Deficiency Related to Wilmorite Acquisition

        The decision to restate our consolidated financial statements as of December 31, 2007 and December 31, 2006 and for each of the three years during the period ended December 31, 2007 to correctly account for the minority interests issued to prior owners in connection with the Company's acquisition of Wilmorite and Wilmorite Holdings in April 2005 as more fully described in Note 25 to the consolidated financial statements does not cause our management to change its conclusion that our internal control over financial reporting was effective as of December 31, 2007. The Company does acknowledge a deficiency in its internal control over financial reporting related to the Wilmorite acquisition. Specifically, management has determined that at the time of the Wilmorite acquisition, the Company did not maintain a sufficient complement of personnel with an appropriate level of technical accounting knowledge and experience to review, analyze and monitor the application of generally accepted accounting principles related to the Wilmorite acquisition. However, the Company has taken action to increase the level of technical accounting knowledge and experience of its internal accounting personnel. Consequently, the Company has concluded that it has cured the prior deficiency in its internal control over financial reporting.

        Consistent with the Company's historical practices with respect to significant transactions such as the Wilmorite acquisition, members of the Company's finance organization, including our Chief Financial Officer, engaged in detailed internal conversations to determine proper disclosure of the Wilmorite acquisition in our consolidated financial statements. The Company reached its conclusion regarding the proper presentation of the Wilmorite acquisition in its consolidated financial statements only after it had fully considered all discussions regarding the appropriate disclosure of the transaction under generally accepted accounting principles. While the Company has determined that its prior accounting analysis was incorrect, the Company does not believe that the internal control deficiency was severe enough to constitute a material weakness at December 31, 2007. As a result, the Company does not concur with the conclusion of Deloitte & Touche LLP that such review and analysis constitutes a material weakness.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Macerich Company
Santa Monica, California

        We have audited The Macerich Company's and subsidiaries' (the "Company's") internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our report dated February 27, 2008, we expressed an unqualified opinion on the effectiveness of internal control over financial reporting. As described in the following paragraphs, we subsequently identified a material weakness. Accordingly, our present opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2007 expressed herein is different from that expressed in our previous report.

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

We have identified the following material weakness that has not been identified as a material weakness in management's assessment:

        We identified a material weakness in the operation of the Company's review and analysis of the relevant terms and conditions underlying the convertible preferred units issued to prior owners of Wilmorite Holdings in connection with the acquisition of the Wilmorite portfolio. Specifically, effective controls were not maintained by the Company to provide for an appropriate evaluation and determination of whether these interests represent minority interests. The material restatement that resulted from this material weakness includes a decrease of property, net and investments in unconsolidated joint ventures of $134,018,000 and $50,019,000, respectively, an increase in minority interest of $208,993,000, decreases in Class A participating and non-participating convertible preferred units, additional paid-in capital, and accumulated deficit of $230,245,000, $210,736,000, and $47,951,000, respectively, a decrease of net income of $10,732,000, an increase of net income available to common stockholders of $2,043,000 as of and for the year ended December 31, 2007, and in the restatement of the consolidated balance sheets as of December 31, 2007 and 2006, the related consolidated statements of operations, common stockholders' equity, and of cash flows, for each of the three years in the period ended December 31, 2007, and the notes related thereto.

        This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedules of the Company as of and for the year ended December 31, 2007 and this report does not affect our report on such financial statements and financial statement schedules.

        In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        The material weakness described above has not been disclosed or identified in Management's Report on Internal Control over Financial Reporting.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2007, of the Company and our report dated February 27, 2008 (June 3, 2008 as to the effects of the restatement described in Note 25 and the reclassification for discontinued operations described in Note 13) expressed an unqualified opinion, and included an explanatory paragraph relating to the restatement described in Note 25, on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Los Angeles, California

February 27, 2008 (June 3, 2008 as to the effects of the material weakness described above)

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

        As discussed in Note 25, the Company has restated its consolidated balance sheets as of December 31, 2007 and 2006 and the related consolidated statements of operations, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 (June 3, 2008 as to the material weakness related to the Company's review and analysis of the relevant terms and conditions underlying certain convertible preferred units to provide for an appropriate evaluation and determination of whether such interests represent minority interests) expressed an adverse opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Los Angeles, California

February 27, 2008 (June 3, 2008 as to the effects of the restatement described in Note 25 and the reclassification for discontinued operations described in Note 13)

THE MACERICH COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	December 31,
	2007	2006
	(As Restated)
ASSETS:
Property, net	$6,187,473	$5,617,879
Cash and cash equivalents	85,273	269,435
Restricted cash	68,384	66,376
Marketable securities	29,043	30,019
Tenant and other receivables, net	137,498	117,855
Deferred charges and other assets, net	386,802	307,825
Loans to unconsolidated joint ventures	604	708
Due from affiliates	5,729	4,282
Investments in unconsolidated joint ventures	785,643	959,297
Assets held for sale	250,648	—

Total assets	$7,937,097	$7,373,676

LIABILITIES, MINORITY INTEREST, PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY:
Mortgage notes payable:
Related parties	$225,848	$151,311
Others	3,102,422	3,179,787

Total	3,328,270	3,331,098
Bank and other notes payable	2,434,688	1,662,781
Accounts payable and accrued expenses	97,086	86,127
Other accrued liabilities	289,660	212,249
Preferred dividends payable	6,356	6,199

Total liabilities	6,156,060	5,298,454

Minority interest	547,693	597,156

Commitments and contingencies
Series A cumulative convertible redeemable preferred stock, $.01 par value, 3,627,131 shares authorized, 3,067,131 and 3,627,131 shares issued and outstanding at December 31, 2007 and 2006, respeectively	83,495	98,934

Common stockholders' equity:
Common stock, $.01 par value, 145,000,000 shares authorized, 72,311,763 and 71,567,908 shares issued and outstanding at December 31, 2007 and 2006, respectively	723	716
Additional paid-in capital	1,367,566	1,443,050
Accumulated deficit	(193,932)	(66,974)
Accumulated other comprehensive (loss) income	(24,508)	2,340

Total common stockholders' equity	1,149,849	1,379,132

Total liabilities, minority interest, preferred stock and common stockholders' equity	$7,937,097	$7,373,676

The accompanying notes are an integral part of these financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

	For The Years Ended December 31,
	2007	2006	2005
	(As Restated)
Revenues:
Minimum rents	$474,885	$438,261	$392,046
Percentage rents	26,104	23,876	23,744
Tenant recoveries	245,332	227,575	195,896
Management Companies	39,752	31,456	26,128
Other	27,199	28,451	22,333

Total revenues	813,272	749,619	660,147

Expenses:
Shopping center and operating expenses	256,426	233,669	203,829
Management Companies' operating expenses	73,761	56,673	52,840
REIT general and administrative expenses	16,600	13,532	12,106
Depreciation and amortization	212,518	196,760	171,987

	559,305	500,634	440,762

Interest expense:
Related parties	13,390	10,858	9,638
Other	236,737	249,847	218,423

	250,127	260,705	228,061
Loss on early extinguishment of debt	877	1,835	1,666

Total expenses	810,309	763,174	670,489
Minority interest in consolidated joint ventures	(2,301)	(1,860)	(1,087)
Equity in income of unconsolidated joint ventures	81,458	86,053	76,303
Income tax benefit (provision)	470	(33)	2,031
Gain (loss) on sale of assets	12,146	(84)	1,253

Income from continuing operations	94,736	70,521	68,158

Discontinued operations:
(Loss) gain on sale of assets	(2,409)	204,985	277
Income from discontinued operations	6,517	9,870	9,219

Total income from discontinued operations	4,108	214,855	9,496

Income before minority interest and preferred dividends	98,844	285,376	77,654
Less: minority interest in Operating Partnership	13,036	40,827	(22,001)

Net income	85,808	244,549	99,655
Less: preferred dividends	10,058	10,083	9,649
Less: adjustment of minority interest due to redemption value	2,046	17,062	183,620

Net income (loss) available to common stockholders	$73,704	$217,404	$(93,614)

Earnings per common share—basic:
Income from continuing operations	$1.01	$0.72	$0.80
Discontinued operations	0.02	2.35	(2.38)

Net income (loss) available to common stockholders	$1.03	$3.07	$(1.58)

Earnings per common share—diluted:
Income from continuing operations	$1.00	$0.80	$0.80
Discontinued operations	0.02	2.25	(2.37)

Net income (loss) available to common stockholders	$1.02	$3.05	$(1.57)

Weighted average number of common shares outstanding:
Basic	71,768,000	70,826,000	59,279,000

Diluted	84,760,000	88,058,000	73,573,000

The accompanying notes are an integral part of these financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

(Dollars in thousands, except per share data)

	Common Stock
					Accumulated Other Comprehensive (Loss) income		Total Common Stockholders' Equity
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit		Unamortized Restricted Stock
Balance December 31, 2004 (As Previously Reported)	58,785,694	$586	$1,029,940	$(103,489)	$1,092	$(14,596)	$913,533
Restatement adjustment	—	—	(47,681)	47,681	—	—	—

Balance January 1, 2005 (Restated)	58,785,694	586	982,259	(55,808)	1,092	(14,596)	913,533

Comprehensive income (loss):
Net income (Restated)	—	—	—	99,655	—	—	99,655
Reclassification of deferred losses	—	—	—	—	1,351	—	1,351
Interest rate swap/cap agreements	—	—	—	—	(2,356)	—	(2,356)

Total comprehensive income (loss) (Restated)	—	—	—	99,655	(1,005)	—	98,650
Issuance of restricted stock	260,898	3	12,393	—	—	—	12,396
Unvested restricted stock	(260,898)	(3)	—	—	—	(12,393)	(12,396)
Amortization of share and unit-based plans	247,371	3	—	—	—	11,525	11,528
Exercise of stock options	182,237	2	4,595	—	—	—	4,597
Adjustment of minority interest due to redemption value (Restated)	—	—	(183,620)	—	—	—	(183,620)
Distributions paid ($2.63) per share	—	—	—	(158,104)	—	—	(158,104)
Preferred dividends (Restated)	—	—	(9,649)	—	—	—	(9,649)
Conversion of Operating Partnership Units	726,250	8	21,587	—	—	—	21,595
Adjustment to reflect minority interest on a pro rata basis for period end ownership percentage of Operating Partnership Units (Restated)	—	—	(18,852)	—	—	—	(18,852)

Balance December 31, 2005 (Restated)	59,941,552	599	808,713	(114,257)	87	(15,464)	679,678

Comprehensive income:
Net income (Restated)	—	—	—	244,549	—	—	244,549
Reclassification of deferred losses	—	—	—	—	1,510	—	1,510
Interest rate swap/cap agreements	—	—	—	—	743	—	743

Total comprehensive income (Restated)	—	—	—	244,549	2,253	—	246,802
Amortization of share and unit-based plans	415,787	4	15,406	—	—	—	15,410
Exercise of stock options	14,101	—	260	—	—	—	260
Employee stock purchases	3,365	—	203	—	—	—	203
Common stock offering, gross	10,952,381	110	761,081	—	—	—	761,191
Underwriting and offering costs	—	—	(14,706)	—	—	—	(14,706)
Adjustment of minority interest due to redemption value (Restated)	—	—	(17,062)	—	—	—	(17,062)
Distributions paid ($2.75) per share	—	—	—	(197,266)	—	—	(197,266)
Preferred dividends (Restated)	—	—	(10,083)	—	—	—	(10,083)
Conversion of Operating Partnership Units	240,722	3	9,916	—	—	—	9,919
Change in accounting principle due to adoption of SFAS No. 123(R)			(15,464)			15,464	—
Reclassification upon adoption of SFAS No. 123(R)	—	—	6,000	—	—	—	6,000
Adjustment to reflect minority interest on a pro rata basis for period end ownership percentage of Operating Partnership Units (Restated)	—	—	(101,214)	—	—	—	(101,214)

Balance December 31, 2006 (Restated)	71,567,908	716	1,443,050	(66,974)	2,340	—	1,379,132

Comprehensive income:
Net income (Restated)	—	—	—	85,808	—	—	85,808
Reclassification of deferred losses	—	—	—	—	967	—	967
Interest rate swap/cap agreements	—	—	—	—	(27,815)	—	(27,815)

Total comprehensive income (loss) (Restated)	—	—	—	85,808	(26,848)	—	58,960
Amortization of share and unit-based plans	215,132	2	21,407	—	—	—	21,409
Exercise of stock options	23,500	—	672	—	—	—	672
Employee stock purchases	13,184	—	881	—	—	—	881
Adjustment of minority interest due to redemption value (Restated)	—	—	(2,046)	—	—	—	(2,046)
Distributions paid ($2.93) per share	—	—	—	(211,192)	—	—	(211,192)
Preferred dividends (Restated)	—	—	(10,058)	—	—	—	(10,058)
Conversion of partnership units and Class A non-participating convertible preferred units	739,039	7	20,757	—	—	—	20,764
Repurchase of common shares	(807,000)	(8)	(74,962)	—	—	—	(74,970)
Conversion of preferred shares to common shares	560,000	6	15,433	—	—	—	15,439
Purchase of capped calls on convertible senior notes	—	—	(59,850)	—	—	—	(59,850)
Change in accounting principle due to adoption of FIN 48 (Restated)	—	—	—	(1,574)	—	—	(1,574)
Adjustment to reflect minority interest on a pro rata basis for period end ownership percentage of Operating Partnership Units (Restated)	—	—	12,282	—	—	—	12,282

Balance December 31, 2007 (Restated)	72,311,763	$723	$1,367,566	$(193,932)	$(24,508)	$—	$1,149,849

The accompanying notes are an integral part of these financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For The Years Ended December 31,
	2007	2006	2005
	(As Restated)
Cash flows from operating activities:
Net income (loss) available to common stockholders	$73,704	$217,404	$(93,614)
Preferred dividends	10,058	10,083	9,649
Adjustment of minority interest due to redemption value	2,046	17,062	183,620

Net income	85,808	244,549	99,655
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt	877	1,835	1,666
(Gain) loss on sale of assets	(12,146)	84	(1,253)
Loss (gain) on sale of assets of discontinued operations	2,409	(204,985)	(277)
Depreciation and amortization	238,645	232,220	205,965
Amortization of net premium on mortgage and bank and other notes payable	(9,883)	(11,835)	(10,193)
Amortization of share and unit-based plans	12,344	9,607	8,286
Minority interest in Operating Partnership	13,036	40,827	(22,001)
Minority interest in consolidated joint ventures	18,557	18,354	10,049
Equity in income of unconsolidated joint ventures	(81,458)	(86,053)	(76,303)
Distributions of income from unconsolidated joint ventures	4,118	4,106	9,010
Changes in assets and liabilities, net of acquisitions and dispositions:
Tenant and other receivables, net	(20,001)	(22,319)	(6,400)
Other assets	(33,375)	8,303	31,517
Accounts payable and accrued expenses	23,959	(14,000)	5,181
Due from affiliates	(1,477)	(24)	(14,276)
Other accrued liabilities	84,657	(8,819)	(5,330)

Net cash provided by operating activities	326,070	211,850	235,296

Cash flows from investing activities:
Acquisitions of property, development, redevelopment and property improvements	(1,043,800)	(822,903)	(171,842)
Payment of acquisition deposits	(51,943)	—	—
Issuance of note receivable	—	(10,000)	—
Purchase of marketable securities	—	(30,307)	—
Maturities of marketable securities	1,322	444	—
Deferred leasing costs	(34,753)	(29,688)	(21,837)
Distributions from unconsolidated joint ventures	274,303	187,269	155,537
Contributions to unconsolidated joint ventures	(38,769)	(31,499)	(101,429)
Repayments of loans to unconsolidated joint ventures	104	707	5,228
Proceeds from sale of assets	30,261	610,578	6,945
Restricted cash	(2,008)	(1,337)	(4,550)

Net cash used in investing activities	(865,283)	(126,736)	(131,948)

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

Cash flows from financing activities:
Proceeds from mortgages and bank and other notes payable	2,296,530	1,912,179	483,127
Payments on mortgages and bank and other notes payable	(1,535,017)	(2,329,827)	(286,369)
Deferred financing costs	(2,482)	(6,886)	(4,141)
Purchase of Capped Calls	(59,850)	—	—
Repurchase of common stock	(74,970)	—	—
Proceeds from share and unit-based plans	1,553	463	4,597
Net proceeds from stock offering	—	746,805	—
Dividends and distributions	(245,991)	(269,419)	(202,078)
Dividends to preferred stockholders / preferred unit holders	(24,722)	(24,107)	(15,485)

Net cash provided by (used in) financing activities	355,051	29,208	(20,349)

Net (decrease) increase in cash	(184,162)	114,322	82,999
Cash and cash equivalents, beginning of year	269,435	155,113	72,114

Cash and cash equivalents, end of year	$85,273	$269,435	$155,113

Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$280,820	$282,987	$244,474

Non-cash transactions:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$54,308	$25,754	$9,697

Acquisition of property by issuance of bank notes payable	$—	$—	$1,198,503

Acquisition of property by assumption of mortgage notes payable	$4,300	$—	$809,542

Acquisition of property by issuance of convertible preferred units and common units	$—	$—	$45,197

Accrued preferred dividends payable	$6,356	$6,199	$5,970

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

        The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of December 31, 2007, the Company was the sole general partner of and held an 85% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The interests in the Operating Partnership are known as OP Units. OP Units not held by the Company are redeemable, subject to certain restrictions, on a one-for-one basis for the Company's common stock or cash at the Company's option.

        The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. The 15% limited partnership interest of the Operating Partnership not owned by the Company is reflected in these consolidated financial statements as minority interest.

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

  Tenant and Other Receivables:

        Included in tenant and other receivables are allowances for doubtful accounts of $2,417 and $2,700 at December 31, 2007 and 2006, respectively. Also included in tenant and other receivables are accrued percentage rents of $10,067 and $11,086 at December 31, 2007 and 2006, respectively.

        On March 31, 2006, the Company received a note receivable that is secured by a deed of trust, bears interest at 5.5% and matures on March 31, 2031. The note is included in tenant and other receivables and had a balance of $9,661 and $9,876 at December 31, 2007 and 2006, respectively.

  Revenues:

        Minimum rental revenues are recognized on a straight-line basis over the term of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight-line rent adjustment." Rental income was increased by $6,894, $4,653 and $4,533 due to the straight-line rent adjustment during the years ended December 31, 2007, 2006 and 2005, respectively. Percentage rents are recognized and accrued when tenants' specified sales targets have been met.

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

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 ("FSP FAS 157-1") and FSP SFAS 157-2, Effective Date of SFAS No. 157 ("FSP FAS 157-2"). FSP FAS 157-2 defers the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS 157-1 also excludes from the scope of SFAS No. 157 certain leasing transactions accounted for under SFAS No. 13, Accounting for Leases. The Company adopted SFAS 157 and FSP FAS 157-1 on a prospective basis effective January 1, 2008. The adoption of SFAS No. 157 and FSP FAS 157-1 did not have a material impact on the Company's results of operations or financial condition.

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

3. Earnings per Share ("EPS"):

        The computation of basic earnings per share is based on net income available to common stockholders and the weighted average number of common shares outstanding for the years ended December 31, 2007, 2006 and 2005. The computation of diluted earnings per share includes the dilutive effect of share and unit-based compensation plans and convertible senior notes calculated using the treasury stock method and the dilutive effect of all other dilutive securities calculated using the "if converted" method. The OP Units and MACWH, LP common units not held by the Company have been included in the diluted EPS calculation since they may be redeemed on a one-for-one basis for common stock or cash, at the Company's option.

        The following table reconciles the basic and diluted earnings per share calculation for the years ended December 31:

	2007			2006			2005
	Net Income	Shares	Per Share	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Net income	$85,808			$244,549			$99,655
Less: preferred dividends	10,058			10,083			9,649
Less: adjustment of minority interest due to redemption value	2,046			17,062			183,620

Basic EPS:
Net income (loss) available to common stockholders	73,704	71,768	$1.03	217,404	70,826	$3.07	(93,614)	59,279	$(1.58)
Diluted EPS(1):
Conversion of partnership units	13,036	12,699		40,827	13,312		(22,001)	13,971
Share and unit-based plans	—	293		—	293		—	323
Convertible preferred stock(2)	—	—		10,083	3,627		—	—

Net income (loss) available to common stockholders	$86,740	84,760	$1.02	$268,314	88,058	$3.05	$(115,615)	73,573	$(1.57)

(1)
The convertible senior notes (See Note 10—Bank and Other Notes Payable) are excluded from diluted EPS for 2007 as their effect would be antidilutive to net income available to common stockholders.

(2)
The preferred stock (See Note 22--Cumulative Convertible Redeemable Preferred Stock) can be converted on a one-for-one basis for common stock. The convertible preferred stock was dilutive to net income in 2006 and antidilutive to net income for 2007 and 2005. The amount of preferred stock excluded from diluted EPS was 3,512,131 shares and 3,627,131 shares for the years ended December 31, 2007 and 2005, respectively.

        The minority interest of the Operating Partnership as reflected in the Company's consolidated statements of operations has been allocated for EPS calculations as follows for the years ended December 31:

	2007	2006	2005
Income before discontinuing operations	$12,726	$9,556	$11,065
Discontinued operations:
(Loss) gain on sale of assets	(362)	32,408	53
Income from discontinued operations	672	(1,137)	(33,119)

Total minority interest in Operating Partnership	$13,036	$40,827	$(22,001)

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

3. Earnings per Share ("EPS"): (Continued)

        The Company had an 85%, 84% and an 82% ownership interest in the Operating Partnership as of December 31, 2007, 2006 and 2005, respectively. The remaining 15%, 16% and 18% limited partnership interest as of December 31, 2007, 2006 and 2005, respectively, was owned by certain of the Company's executive officers and directors, certain of their affiliates, and other outside investors in the form of OP Units. The OP Units may be redeemed on a one-for-one basis for common shares or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing quoted price per share of the Company's common stock, par value $.01 per share, as reported on the New York Stock Exchange for the ten trading days immediately preceding the respective balance sheet date. Accordingly, as of December 31, 2007 and 2006, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $904,150 and $1,107,097, respectively.

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

        On April 25, 2005, as part of the Wilmorite acquisition (See Note 12--Acquisitions), the Company became a 50% joint venture partner in Tysons Corner Center, a 2.2 million square foot super-regional mall in McLean, Virginia. The results of Tysons Corner Center are included below for the period subsequent to its date of acquisition.

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

    (3)
    The Company's investment in joint ventures is $384,310 and $400,125 more than the underlying equity as reflected in the joint ventures' financial statements as of December 31, 2007 and 2006, respectively. This represents the difference between the cost of an investment and the book value of the underlying equity of the joint venture. The Company is amortizing this difference into income on a straight-line basis, consistent with the lives of the underlying assets (See Note 2--Summary of Significant Accounting Policies). The amortization of this difference was $12,563, $13,783 and $13,617 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

5. Derivative Instruments and Hedging Activities:

        The Company recognizes all derivatives in the consolidated financial statements and measures the derivatives at fair value. The Company uses derivative financial instruments in the normal course of business to manage or reduce its exposure to adverse fluctuations in interest rates. The Company designs its hedges to be effective in reducing the risk exposure that they are designated to hedge. Any instrument that meets the cash flow hedging criteria in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is formally designated as a cash flow hedge at the inception of the derivative contract. On an ongoing quarterly basis, the Company adjusts its balance sheet to reflect the current fair value of its derivatives. To the extent they are effective, changes in fair value of derivatives are recorded in comprehensive income. Ineffective portions, if any, are included in net income. No ineffectiveness was recorded in net income during the years ended December 31, 2007, 2006 or 2005. If any derivative instrument used for risk management does not meet the hedging criteria, it is

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

5. Derivative Instruments and Hedging Activities: (Continued)

marked-to-market each period in the consolidated statements of operations. As of December 31, 2007, three of the Company's derivative instruments were not designated as cash flow hedges. Changes in the market value of these derivative instruments are recorded in the consolidated statements of operations.

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

6. Property:

        Property at December 31, 2007 and 2006 consists of the following:

	2007	2006
Land	$1,146,096	$1,110,919
Building improvements	5,121,442	4,641,407
Tenant improvements	285,395	227,259
Equipment and furnishings	83,199	82,456
Construction in progress	442,670	294,115

	7,078,802	6,356,156
Less accumulated depreciation	(891,329)	(738,277)

	$6,187,473	$5,617,879

        Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $177,360, $166,565 and $145,149, respectively.

        The Company recognized a gain (loss) on the sale of equipment and furnishings of $3,365, ($600) and ($55) during the years ended December 31, 2007, 2006 and 2005, respectively. In addition, the Company recognized a gain on the sale of land of $8,781, $516 and $1,308 during the years ended December 31, 2007, 2006 and 2005, respectively.

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

8. Deferred Charges And Other Assets: (Continued)

        The allocated values of above market leases included in deferred charges and other assets, net and below market leases included in other accrued liabilities, related to SFAS No. 141, consist of the following:

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

(f)
On January 1, 2008, these loans were transferred in connection with the Rochester Redemption (See Note 26—Subsequent Events).

(g)
The floating rate loan bears interest at LIBOR plus 0.65%. The Company has stepped interest rate cap agreements over the term of the loan that effectively prevent LIBOR from exceeding 7.95%. At December 31, 2007 and 2006, the total interest rate was 5.97% and 6.00%, respectively. In November 2007, the loan was extended until November 6, 2008. On January 1, 2008, the loan was transferred in connection with the Rochester Redemption (See Note 26—Subsequent Events).

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

(m)
On July 3, 2007, the Company obtained a construction loan that provides for borrowings of up to $15,000, bears interest at a fixed rate of 6.52% and matures on January 1, 2013. On January 1, 2008, the loan was assumed by the holders of the participating convertible preferred units as part of the Rochester Redemption (See Note 26—Subsequent Events).

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

        Certain mortgage notes on the properties are held by NML (See Note 9— Mortgage Notes Payable). Interest expense in connection with these notes was $13,390, $10,860 and $9,638 for the years ended December 31, 2007, 2006 and 2005, respectively. Included in accounts payable and accrued expenses is interest payable to these partners of $1,150 and $793 at December 31, 2007 and 2006, respectively.

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

        The total purchase price was approximately $2,333,333, plus adjustments for working capital, including the assumption of approximately $877,174 of existing debt with an average interest rate of 6.43% and the issuance of 3,426,609 Class A participating convertible preferred units ("PCPUs") valued at $213,786, 344,625 Class A non-participating convertible preferred units valued at $21,501 and 93,209 common units in Wilmorite Holdings valued at $5,815. The balance of the consideration to the equity holders of Wilmorite and Wilmorite Holdings was paid in cash, which was provided primarily by a five-year, $450,000 term loan bearing interest at LIBOR plus 1.50% and a $650,000 acquisition loan which had a term of up to two years and bore interest initially at LIBOR plus 1.60%. In January 2006, the acquisition loan was paid off in full. An affiliate of the Operating Partnership is the general partner, and together with other affiliates, owned as of December 31, 2007 approximately 84% of Wilmorite Holdings, with the remaining 16% held by those limited partners of Wilmorite Holdings who elected to receive convertible preferred units or common units in Wilmorite Holdings rather than cash. The Company reflects its ownership in the Wilmorite portfolio on a consolidated basis, with the minority interests reflected at historical cost basis at the time of the acquisition. Since the PCPUs were redeemable at the option of the holders, the portion of the minority interest that relates to the PCPUs has been adjusted to the redemption value at each reporting date from the date of issuance to the date the units were redeemed with a corresponding adjustment of minority interest due to redemption value as a reduction to net income available to common stockholders.

        The PCPUs were redeemed on January 1, 2008, for the portion of the Wilmorite portfolio that included Eastview Mall, Eastview Commons, Greece Ridge Center, Marketplace Mall and Pittsford Plaza, collectively referred to as the "Rochester Properties" (See Note 13--Discontinued Operations).

        On an unaudited pro forma basis, reflecting the acquisition of Wilmorite as if it had occurred on January 1, 2005, the Company would have reflected net loss available to common stockholders of $95,021, net loss available to common stockholders on a diluted per share basis of $1.59 and total consolidated revenues of $832,152 for the year ended December 31, 2005.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

12. Acquisitions: (Continued)

        The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Assets:
Property	$1,655,438
Investments in unconsolidated joint ventures	390,825
Other assets	225,275

Total assets	2,271,538

Liabilities:
Mortgage notes payable	809,542
Other liabilities	130,191
Minority interest	141,393

Total liabilities	1,081,126

Net assets acquired	$1,190,412

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

        On December 17, 2007, the Company purchased a portfolio of fee simple and/or ground leasehold interests in 39 freestanding Mervyn's department stores located in the Southwest United States for $400,160. (See Note 12—Acquisitions). Upon closing of the acquisition, management designated the 27 stores located at shopping centers not owned or managed by the Company in the portfolio as available for sale. The results of operations from these properties have been included in income from discontinued operations since the acquisition date. The carrying value of these properties at December 31, 2007 was $250,648, and has been recorded as assets held for sale.

        On January 1, 2008, a subsidiary of the Operating Partnership, at the election of the holders, redeemed the 3,426,609 PCPUs. As a result of the redemption, the Company received the 16.32% minority interest in the portion of the Wilmorite portfolio that included Danbury Fair Mall, Freehold Raceway Mall, Great Northern Mall, Rotterdam Square, Shoppingtown Mall, Towne Mall, Tysons Corner Center and Wilton Mall, collectively referred to as the "Non-Rochester Properties", for a total consideration of $224,393, in exchange for the Company's ownership interest in the Rochester Properties, including approximately $18,000 in cash held at those properties. Included in the redemption consideration was the assumption of the remaining 16.32% interest in the indebtedness of the Non-Rochester Properties, which had an estimated fair value of $105,962. The Company determined the fair value of the debt using a present value model based upon the terms of equivalent debt and upon credit spreads made available to the Company. The fair value of the debt consisted of $71,032 of Level 2 inputs and $34,930 of Level 3 inputs in accordance with SFAS No. 157. The source of the Level 2 inputs involved the use of the nominal weekly average of the U.S. treasury rates. In addition, the Company also received additional consideration of $11,763, in the form of a note, for certain working capital adjustments, extraordinary capital expenditures, leasing commissions, tenant allowances, and decreases in indebtedness during the Company's period of ownership of the Rochester Properties. The Company recognized a gain of $99,263 on the exchange based on the difference between the fair value of the additional interest acquired in the Non-Rochester Properties and the carrying value of the Rochester Properties, net of minority interest. This exchange is referred herein as the "Rochester Redemption."

        As a result of the Rochester Redemption, the Company recorded a credit to additional paid-in capital of $172,805 due to the reversal of adjustments of the minority interest for the redemption value on the Rochester Properties over the Company's historical cost. In addition the Company recorded a step-up in the basis of approximately $218,812 in the remaining portion of the Non-Rochester Properties.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

13. Discontinued Operations: (Continued)

        The Company has classified the results of operations for the years ended December 31, 2007, 2006 and 2005 for all of the above dispositions as discontinued operations.

        Loss on sale of assets from discontinued operations of $2,409 in 2007 consisted of additional costs related to properties sold in 2006.

        Revenues and income were as follows:

	2007	2006	2005
Revenues:
Scottsdale/101	$56	$4,668	$9,777
Park Lane Mall	13	1,510	3,091
Holiday Village	175	2,900	5,156
Greeley Mall	(8)	4,344	7,046
Great Falls Marketplace	—	1,773	2,680
Citadel Mall	45	15,729	15,278
Northwest Arkansas Mall	29	12,918	12,584
Crossroads Mall	(28)	11,479	10,923
Mervyn's	1,224	—	—
Rochester Properties	83,096	80,037	51,677

	$84,602	$135,358	$118,212

Income from discontinued operations:
Arizona Lifestyle Galleries	$—	$—	$(4)
Scottsdale/101	14	344	(206)
Park Lane Mall	(31)	44	839
Holiday Village	157	1,179	2,753
Greeley Mall	(84)	574	873
Great Falls Marketplace	(2)	1,136	1,668
Citadel Mall	(81)	2,546	1,831
Northwest Arkansas Mall	16	3,429	2,903
Crossroads Mall	18	2,124	3,250
Mervyn's	797	—	—
Rochester Properties	5,713	(1,506)	(4,688)

	$6,517	$9,870	$9,219

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

        The following summarizes the compensation cost under the share and unit-based plans:

	2007	2006	2005
LTIP units	$8,389	$685	$--
Stock awards	12,231	14,190	11,528
Stock options	194	--	--
Phantom stock units	595	535	1,128

	$21,409	$15,410	$12,656

        The Company capitalized share and unit-based compensation costs of $9,065, $5,802 and $3,242 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

  LTIP Units:

        On October 26, 2006, The Macerich Company 2006 Long-Term Incentive Plan ("2006 LTIP"), a long-term incentive compensation program, was approved pursuant to the 2003 Plan. Under the 2006

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

16. Share and Unit-Based Plans: (Continued)

LTIP, each award recipient is issued a new form of operating partnership units ("LTIP Units") in the Operating Partnership. Upon the occurrence of specified events and subject to the satisfaction of applicable vesting conditions, LTIP Units are ultimately redeemable for common stock, or cash at the Company's option, on a one-unit for one-share basis. LTIP Units receive cash dividends based on the dividend amount paid on the common stock. The 2006 LTIP provides for both market-indexed awards and service-based awards.

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

        The following table reconciles net income (loss) available to common stockholders to taxable income available to common stockholders for the year ended December 31:

	2007	2006	2005
Net income (loss) available to common stockholders	$73,704	$217,404	$(93,614)
Add: book depreciation and amortization available to common stockholders	224,483	239,043	180,926
Less: tax depreciation and amortization available to common stockholders	(196,134)	(203,961)	(161,108)
Book/tax difference on gain on divestiture of real estate	4,540	(82,502)	253
Book/tax difference related to SFAS No. 141 purchase price allocation and market value debt adjustment (excluding SFAS 141 depreciation and amortization)	(8,326)	(6,403)	(16,962)
Book/tax difference related to adjustment of minority interests due to redemption value	2,046	17,062	183,620
Other book/tax differences, net(1)	6,661	7,903	(14,685)

Taxable income available to common stockholders	$106,974	$188,546	$78,430

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

        SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred tax assets and liabilities of the TRSs relate primarily to differences in the book and tax bases of property and to operating loss carryforwards for federal and state income tax purposes. A valuation allowance for deferred tax assets is provided if the Company believes it is more likely than not that all or some portion of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent on the TRSs generating sufficient taxable income in future periods. The net operating loss carryforwards are currently scheduled to expire through 2027, beginning in 2012.

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

        The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of this standard did not have a material impact on the Company's results of operations or financial condition. At the adoption date of January 1, 2007, the Company had $1,574 of unrecognized tax benefit included in other accrued liabilities, all of which would affect the Company's effective tax rate if recognized, and which was recorded as a charge to accumulated deficit.

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

        The total liquidation preference as of December 31, 2007 was $84,561.

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

24. Quarterly Financial Data (Unaudited):

        The following tables present the impact of the adjustments for restatement (See Note 25—Restatement) on the consolidated statements of operations and balance sheets for all quarters of 2007 and 2006 that were previously reported on Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K for such quarters. The adjustments also include reclassification of the results of operations of the Rochester Properties to discontinued operations.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

24. Quarterly Financial Data (Unaudited): (Continued)

RECONCILIATION OF CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended
	December 31, 2007			September 30, 2007
	Previously Reported	Adjustments	As Restated	Previously Reported	Adjustments	As Restated
Total revenues	$244,925	$(20,899)	$224,026	$223,984	$(21,860)	$202,124
Expenses:
Shopping center and operating expenses	73,460	(7,497)	65,963	73,831	(7,257)	66,574
Depreciation and amortization	58,579	(5,581)	52,998	60,171	(5,683)	54,488
Interest expense	73,928	(2,885)	71,043	59,982	(3,644)	56,338
Total expenses	230,369	(15,964)	214,405	213,884	(16,584)	197,300
Minority interest in consolidated joint ventures	(1,491)	775	(716)	(721)	271	(450)
Income from continuing operations	50,356	(4,161)	46,195	27,745	(5,005)	22,740
Total income (loss) from discontinued operations	659	1,370	2,029	(668)	2,293	1,625
Income before minority interest and preferred dividends	51,015	(2,791)	48,224	27,077	(2,712)	24,365
Less: minority interest in Operating Partnership	6,740	276	7,016	3,070	372	3,442
Net income	44,275	(3,067)	41,208	24,007	(3,084)	20,923
Less: preferred dividends	5,908	(3,902)	2,006	6,727	(3,825)	2,902
Less: adjustment of minority interest due to redemption value	—	(727)	(727)	—	(1,346)	(1,346)
Net income available to common stockholders	38,367	1,562	39,929	17,280	2,087	19,367
Earnings per common share—basic:
Income from continuing operations	0.52	—	0.52	0.25	(0.01)	0.24
Discontinued operations	0.01	0.02	0.03	(0.01)	0.04	0.03
Net income available to common stockholders	0.53	0.02	0.55	0.24	0.03	0.27
Earnings per common share—diluted:
Income from continuing operations	0.52	—	0.52	0.25	(0.01)	0.24
Discontinued operations	0.01	0.02	0.03	(0.01)	0.04	0.03
Net income available to common stockholders	0.53	0.02	0.55	0.24	0.03	0.27

	Quarter Ended
	June 30, 2007			March 31, 2007
	Previously Reported	Adjustments	As Restated	Previously Reported	Adjustments	As Restated
Total revenues	$215,788	$(21,464)	$194,324	$211,671	$(18,873)	$192,798
Expenses:
Shopping center and operating expenses	68,774	(6,901)	61,873	68,622	(6,606)	62,016
Depreciation and amortization	60,404	(6,751)	53,653	57,087	(5,708)	51,379
Interest expense	62,261	(3,535)	58,726	67,555	(3,535)	64,020
Total expenses	214,370	(17,187)	197,183	216,392	(14,971)	201,421
Minority interest in consolidated joint ventures	(27)	110	83	(1,491)	273	(1,218)
Income from continuing operations	23,454	(4,167)	19,287	9,265	(2,751)	6,514
Total (loss) income from discontinued operations	(1,486)	1,733	247	(110)	317	207
Income before minority interest and preferred dividends	21,968	(2,434)	19,534	9,155	(2,434)	6,721
Less: minority interest in Operating Partnership	2,398	(458)	1,940	467	171	638
Net income	19,570	(1,976)	17,594	8,688	(2,605)	6,083
Less: preferred dividends	6,122	(3,547)	2,575	6,122	(3,547)	2,575
Less: adjustment of minority interest due to redemption value	—	4,119	4,119	—	—	—
Net income available to common stockholders	13,448	(2,548)	10,900	2,566	942	3,508
Earnings per common share—basic:
Income from continuing operations	0.21	(0.01)	0.20	0.04	0.01	0.05
Discontinued operations	(0.02)	(0.03)	(0.05)	—	—	—
Net income available to common stockholders	0.19	(0.04)	0.15	0.04	0.01	0.05
Earnings per common share—diluted:
Income from continuing operations	0.21	(0.01)	0.20	0.04	0.01	0.05
Discontinued operations	(0.02)	(0.03)	(0.05)	—	—	—
Net income available to common stockholders	0.19	(0.04)	0.15	0.04	0.01	0.05

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

24. Quarterly Financial Data (Unaudited): (Continued)

	Quarter Ended
	December 31, 2006			September 30, 2006
	Previously Reported	Adjustments	As Restated	Previously Reported	Adjustments	As Restated
Total revenues	$233,796	$(23,361)	$210,435	$202,077	$(19,169)	$182,908
Expenses:
Shopping center and operating expenses	68,806	(8,283)	60,523	67,478	(6,718)	60,760
Depreciation and amortization	55,312	(6,154)	49,158	53,542	(6,236)	47,306
Interest expense	70,385	(3,544)	66,841	67,353	(3,551)	63,802
Total expenses	213,897	(17,981)	195,916	205,408	(16,505)	188,903
Minority interest in consolidated joint ventures	(1,793)	1,711	(82)	(870)	234	(636)
Income from continuing operations	46,981	(3,669)	43,312	14,292	(2,430)	11,862
Total income from discontinued operations	134,835	1,157	135,992	47,776	(81)	47,695
Income before minority interest and preferred dividends	181,816	(2,512)	179,304	62,068	(2,511)	59,557
Less: minority interest in Operating Partnership	27,690	(2,524)	25,166	8,901	174	9,075
Net income	154,126	12	154,138	53,167	(2,685)	50,482
Less: preferred dividends	6,197	(3,623)	2,574	6,199	(3,624)	2,575
Less: adjustment of minority interest due to redemption value	—	17,062	17,062	—	—	—
Net income available to common stockholders	147,929	(13,427)	134,502	46,968	939	47,907
Earnings per common share—basic:
Income from continuing operations	0.48	—	0.48	0.10	0.01	0.11
Discontinued operations	1.59	(0.19)	1.40	0.56	—	0.56
Net income available to common stockholders	2.07	(0.19)	1.88	0.66	0.01	0.67
Earnings per common share—diluted:
Income from continuing operations	0.51	—	0.51	0.10	0.01	0.11
Discontinued operations	1.47	(0.17)	1.30	0.56	—	0.56
Net income available to common stockholders	1.98	(0.17)	1.81	0.66	0.01	0.67

	Quarter Ended
	June 30, 2006			March 31, 2006
	Previously Reported	Adjustments	As Restated	Previously Reported	Adjustments	As Restated
Total revenues	$193,091	$(18,429)	$174,662	$200,692	$(19,078)	$181,614
Expenses:
Shopping center and operating expenses	63,998	(6,858)	57,140	61,845	(6,599)	55,246
Depreciation and amortization	56,010	(6,628)	49,382	59,409	(8,495)	50,914
Interest expense	68,148	(3,483)	64,665	68,781	(3,384)	65,397
Total expenses	203,573	(16,969)	186,604	210,229	(18,478)	191,751
Minority interest in consolidated joint ventures	(541)	(48)	(589)	(463)	(92)	(555)
Income from continuing operations	6,620	(1,508)	5,112	11,047	(812)	10,235
Total income from discontinued operations	29,792	(882)	28,910	3,836	(1,578)	2,258
Income before minority interest and preferred dividends	36,412	(2,390)	34,022	14,883	(2,390)	12,493
Less: minority interest in Operating Partnership	4,770	174	4,944	1,460	182	1,642
Net income	31,642	(2,564)	29,078	13,423	(2,572)	10,851
Less: preferred dividends	5,970	(3,503)	2,467	5,970	(3,503)	2,467
Less: adjustment of minority interest due to redemption value	—	—	—	—	—	—
Net income available to common stockholders	25,672	939	26,611	7,453	931	8,384
Earnings per common share—basic:
Income from continuing operations	0.01	0.02	0.03	0.06	0.03	0.09
Discontinued operations	0.35	(0.01)	0.34	0.05	(0.02)	0.03
Net income available to common stockholders	0.36	0.01	0.37	0.11	0.01	0.12
Earnings per common share—diluted:
Income from continuing operations	0.01	0.02	0.03	0.06	0.03	0.09
Discontinued operations	0.35	(0.01)	0.34	0.05	(0.02)	0.03
Net income available to common stockholders	0.36	0.01	0.37	0.11	0.01	0.12

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

24. Quarterly Financial Data (Unaudited): (Continued)

RECONCILIATION OF CONSOLIDATED BALANCE SHEETS

	December 31, 2007			September 30, 2007
	Previously Reported	Adjustments	As Restated	Previously Reported	Adjustments	As Restated
Property, net	$6,321,491	$(134,018)	$6,187,473	$6,045,958	$(134,865)	$5,911,093
Investments in unconsolidated joint ventures	835,662	(50,019)	785,643	818,723	(50,284)	768,439
Total assets	8,121,134	(184,037)	7,937,097	7,459,960	(185,149)	7,274,811
Minority interest	338,700	208,993	547,693	330,573	209,218	539,791
Class A participating convertible preferred units	213,786	(213,786)	—	213,786	(213,786)	—
Class A non-participating convertible preferred units	16,459	(16,459)	—	16,459	(16,459)	—
Additional paid-in capital	1,654,199	(286,633)	1,367,566	1,630,093	(285,128)	1,344,965
Accumulated deficit	(317,780)	123,848	(193,932)	(298,095)	121,006	(177,089)
Total common stockholders' equity	1,312,634	(162,785)	1,149,849	1,325,938	(164,122)	1,161,816
Total liabilities, minority interest, preferred stock and common stockholders' equity	8,121,134	(184,037)	7,937,097	7,459,960	(185,149)	7,274,811

	June 30, 2007			March 31, 2007
	Previously Reported	Adjustments	As Restated	Previously Reported	Adjustments	As Restated
Property, net	$5,914,882	$(135,712)	$5,779,170	$5,806,357	$(136,559)	$5,669,798
Investments in unconsolidated joint ventures	987,021	(50,550)	936,471	987,435	(50,816)	936,619
Total assets	7,498,814	(186,262)	7,312,552	7,391,217	(187,375)	7,203,842
Minority interest	342,961	210,454	553,415	352,465	205,813	558,278
Class A participating convertible preferred units	213,786	(213,786)	—	213,786	(213,786)	—
Class A non-participating convertible preferred units	16,459	(16,459)	—	16,459	(16,459)	—
Additional paid-in capital	1,624,044	(283,834)	1,340,210	1,618,303	(276,160)	1,342,143
Accumulated deficit	(264,360)	117,363	(146,997)	(226,886)	113,217	(113,669)
Total common stockholders' equity	1,370,972	(166,471)	1,204,501	1,391,017	(162,943)	1,228,074
Total liabilities, minority interest, preferred stock and common stockholders' equity	7,498,814	(186,262)	7,312,552	7,391,217	(187,375)	7,203,842

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

24. Quarterly Financial Data (Unaudited): (Continued)

	December 31, 2006			September 30, 2006
	Previously Reported	Adjustments	As Restated	Previously Reported	Adjustments	As Restated
Property, net	$5,755,283	$(137,404)	$5,617,879	$5,675,959	$(138,252)	$5,537,707
Investments in unconsolidated joint ventures	1,010,380	(51,083)	959,297	1,001,051	(51,347)	949,704
Total assets	7,562,163	(188,487)	7,373,676	7,280,523	(189,599)	7,090,924
Minority interest	387,183	209,973	597,156	369,004	190,300	559,304
Class A participating convertible preferred units	213,786	(213,786)	—	213,786	(213,786)	—
Class A non-participating convertible preferred units	21,501	(21,501)	—	21,501	(21,501)	—
Additional paid-in capital	1,717,498	(274,448)	1,443,050	1,709,982	(249,677)	1,460,305
Accumulated deficit	(178,249)	111,275	(66,974)	(275,435)	105,065	(170,370)
Total common stockholders' equity	1,542,305	(163,173)	1,379,132	1,436,447	(144,612)	1,291,835
Total liabilities, minority interest, preferred stock and common stockholders' equity	7,562,163	(188,487)	7,373,676	7,280,523	(189,599)	7,090,924

	June 30, 2006			March 31, 2006
	Previously Reported	Adjustments	As Restated	Previously Reported	Adjustments	As Restated
Property, net	$5,644,885	$(139,099)	$5,505,786	$5,671,809	$(139,945)	$5,531,864
Investments in unconsolidated joint ventures	995,374	(51,612)	943,762	1,074,590	(51,880)	1,022,710
Total assets	7,185,246	(190,711)	6,994,535	7,304,366	(191,825)	7,112,541
Minority interest	372,847	190,127	562,974	366,779	189,953	556,732
Class A participating convertible preferred units	213,786	(213,786)	—	213,786	(213,786)	—
Class A non-participating convertible preferred units	21,501	(21,501)	—	21,501	(21,501)	—
Additional paid-in capital	1,704,734	(247,102)	1,457,632	1,703,391	(244,636)	1,458,755
Accumulated deficit	(273,284)	101,551	(171,733)	(250,057)	98,145	(151,912)
Total common stockholders' equity	1,444,359	(145,551)	1,298,808	1,461,053	(146,491)	1,314,562
Total liabilities, minority interest, preferred stock and common stockholders' equity	7,185,246	(190,711)	6,994,535	7,304,366	(191,825)	7,112,541

25. Restatement:

        Subsequent to the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2007, management determined that the consolidated financial statements as of December 31, 2007 and December 31, 2006, and for each of the three years during the period ended December 31, 2007 required restatement to correctly account for the acquisition of Wilmorite and

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

25. Restatement: (Continued)

Wilmorite Holdings and the convertible preferred units ("CPUs") issued to prior owners in connection with the acquisition of the Wilmorite portfolio (see Note 12—Acquisitions). The Company improperly applied purchase accounting to 100% of the Wilmorite and Wilmorite Holdings acquisition and therefore minority interests in the Wilmorite portfolio were improperly recorded at fair value at the time of acquisition and presented outside of permanent equity as Class A participating and non-participating convertible preferred securities in the consolidated balance sheets with the periodic distributions reflected as preferred dividends as a reduction of net income available to common stockholders within the consolidated statements of operations. Upon further consideration, the Company determined that these interests represent a minority interest in MACWH, LP, which in turn holds the Wilmorite portfolio. Accordingly, the Company should only have applied purchase accounting to the extent of its proportionate interest in MACWH, LP. The Company has corrected the accounting for these interests by recording a reduction in these interests of $195,905 from fair value to predecessor basis in the consolidated balance sheets with the earnings and dividends paid attributable to these interests reported as minority interests in consolidated joint ventures in the consolidated statements of operations. The adjustment also includes a reduction in depreciation expense from the 100% stepped up property basis previously reported.

        In addition, because the PCPUs were redeemable for the Rochester Properties (assets of MACWH, LP) at the option of the holders, they are subject to EITF Topic D-98, "Classification and Measurement of Redeemable Securities" and accounted for as redeemable minority interest at the greater of their redemption value or amount that would result from applying Accounting Research Bulletin No. 51 "Consolidated Financial Statements" consolidation accounting. The Company recognized the redeemable minority interest at historical cost within purchase accounting and subsequently adjusted the carrying value of the redeemable minority interest or redemption value changes at the end of each reporting period as a reduction of net income available to common stockholders within the consolidated statements of operations.

        The restatement resulted in a decrease in property, net of $134,018 and $137,404, a decrease in investments in unconsolidated joint ventures of $50,019 and $51,083, an increase in minority interest of $208,993 and $209,973, decreases in Class A participating and non-participating convertible preferred units of $230,245 and $235,287, additional paid-in capital of $210,736 and $207,035, and accumulated deficit of $47,951 and $43,862 at December 31, 2007 and 2006, respectively, an increase in net income available to common stockholders of $2,043 for the year ended December 31, 2007, and a decrease in net income available to common stockholders of $10,618 and $146,202 for the years ended December 31, 2006 and 2005, respectively.

        The Company also identified other errors related to classification of preferred dividends and classification of the impact for the adoption of FIN 48 within the consolidated statements of common stockholders' equity. During the years the Company was in an accumulated deficit position, the preferred dividends should have been classified as a reduction in additional paid-in capital as opposed to increasing the accumulated deficit. As a result of this error, additional paid-in capital and accumulated deficit were overstated for the years ended December 31, 2007, 2006 and 2005 by $10,058, $10,083, and $9,649, respectively, and the cumulative effect of the classification error attributable to the years prior to January 1, 2005 was $47,681. The impact of the adoption of FIN 48 should have been

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

25. Restatement: (Continued)

classified as an increase to the accumulated deficit as opposed to a decrease to the additional paid-in capital for the year ended December 31, 2007 by $1,574.

        On May 19, 2008, the Company filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and prospectively corrected the quarterly consolidated financial statements with respect to the quarter ended March 31, 2007 in such report. The Company plans to prospectively correct the quarterly consolidated financial statements with respect to the quarters ended June 30, 2007 and September 30, 2007 in conjunction with the filing of the 2008 quarterly reports for the respective quarters.

        The following tables summarize the effects of the above mentioned changes to the Company's consolidated financial statements:

	As Previously Reported	Restatement Adjustment	As Restated
Consolidated Balance Sheet as of December 31, 2007
Property, net	$6,321,491	$(134,018)	$6,187,473
Investments in unconsolidated joint ventures	835,662	(50,019)	785,643
Total assets	8,121,134	(184,037)	7,937,097
Minority interest	338,700	208,993	547,693
Class A participating convertible preferred units	213,786	(213,786)	—
Class A non-participating convertible preferred units	16,459	(16,459)	—
Additional paid-in capital	1,654,199	(286,633)	1,367,566
Accumulated deficit	(317,780)	123,848	(193,932)
Total common stockholders' equity	1,312,634	(162,785)	1,149,849
Total liabilities, minority interest, preferred stock and common stockholders' equity	8,121,134	(184,037)	7,937,097
Consolidated Balance Sheet as of December 31, 2006
Property, net	5,755,283	(137,404)	5,617,879
Investments in unconsolidated joint ventures	1,010,380	(51,083)	959,297
Total assets	7,562,163	(188,487)	7,373,676
Minority interest	387,183	209,973	597,156
Class A participating convertible preferred units	213,786	(213,786)	—
Class A non-participating convertible preferred units	21,501	(21,501)	—
Additional paid-in capital	1,717,498	(274,448)	1,443,050
Accumulated deficit	(178,249)	111,275	(66,974)
Total common stockholders' equity	1,542,305	(163,173)	1,379,132
Total liabilities, minority interest, preferred stock and common stockholders' equity	7,562,163	(188,487)	7,373,676

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

25. Restatement: (Continued)

	As Previously Reported	Restatement Adjustment	Reclassification Adjustments(1)	As Restated
Consolidated Statement of Operations for the year ended December 31, 2007
Revenues:
Minimum rents	$521,122	$—	$(46,237)	$474,885
Percentage rents	26,816	—	(712)	26,104
Tenant recoveries	273,913	—	(28,581)	245,332
Other	34,765	—	(7,566)	27,199
Total revenues	896,368	—	(83,096)	813,272
Shopping center and operating expenses	284,687	—	(28,261)	256,426
Depreciation and amortization	236,241	(4,450)	(19,273)	212,518
Interest expense:
Other	250,336	—	(13,599)	236,737
Total expenses	875,015	(4,450)	(60,256)	810,309
Minority interest in consolidated joint ventures	(3,730)	(14,821)	16,250	(2,301)
Income from continuing operations	110,820	(10,371)	(5,713)	94,736
Income from discontinued operations	804	—	5,713	6,517
Total (loss) income from discontinued operations	(1,605)	—	5,713	4,108
Income before minority interest and preferred dividends	109,215	(10,371)	—	98,844
Less: minority interest in Operating Partnership	12,675	361	—	13,036
Net income	96,540	(10,732)	—	85,808
Less: preferred dividends	24,879	(14,821)	—	10,058
Less: adjustment of minority interest due to redemption value	—	2,046	—	2,046
Net income available to common stockholders	71,661	2,043	—	73,704
Earnings per common share—basic:
Income from continuing operations	1.02	0.03	(0.04)	1.01
Discontinued operations	(0.02)	—	0.04	0.02
Net income available to common stockholders	1.00	0.03	—	1.03
Earnings per common share—diluted:
Income from continuing operations	1.02	0.02	(0.04)	1.00
Discontinued operations	(0.02)	—	0.04	0.02
Net income available to common stockholders	1.00	0.02	—	1.02

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

25. Restatement: (Continued)

Consolidated Statement of Operations for the year ended December 31, 2006
Revenues:
Minimum rents	$489,078	$—	$(50,817)	$438,261
Percentage rents	24,667	—	(791)	23,876
Tenant recoveries	254,526	—	(26,951)	227,575
Other	29,929	—	(1,478)	28,451
Total revenues	829,656	—	(80,037)	749,619
Shopping center and operating expenses	262,127	—	(28,458)	233,669
Depreciation and amortization	224,273	(4,450)	(23,063)	196,760
Interest expense:
Other	263,809	—	(13,962)	249,847
Total expenses	831,272	(4,450)	(63,648)	763,174
Minority interest in consolidated joint ventures	(3,667)	(14,253)	16,060	(1,860)
Gain (loss) on sale of assets	38	—	(122)	(84)
Income from continuing operations	78,940	(9,803)	1,384	70,521
Gain on sale of assets	204,863	—	122	204,985
Income from discontinued operations	11,376	—	(1,506)	9,870
Total income from discontinued operations	216,239	—	(1,384)	214,855
Income before minority interest and preferred dividends	295,179	(9,803)	—	285,376
Less: minority interest in Operating Partnership	42,821	(1,994)	—	40,827
Net income	252,358	(7,809)	—	244,549
Less: preferred dividends	24,336	(14,253)	—	10,083
Less: adjustment of minority interest due to redemption value	—	17,062	—	17,062
Net income available to common stockholders	228,022	(10,618)	—	217,404
Earnings per common share—basic:
Income from continuing operations	0.65	(0.15)	0.22	0.72
Discontinued operations	2.57	—	(0.22)	2.35
Net income available to common stockholders	3.22	(0.15)	—	3.07
Earnings per common share—diluted:
Income from continuing operations	0.73	(0.14)	0.21	0.80
Discontinued operations	2.46	—	(0.21)	2.25
Net income available to common stockholders	3.19	(0.14)	—	3.05

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

25. Restatement: (Continued)

Consolidated Statement of Operations for the year ended December 31, 2005
Revenues:
Minimum rents	$423,759	$—	$(31,713)	$392,046
Percentage rents	24,152	—	(408)	23,744
Tenant recoveries	214,832	—	(18,936)	195,896
Other	22,953	—	(620)	22,333
Total revenues	711,824	—	(51,677)	660,147
Shopping center and operating expenses	223,905	—	(20,076)	203,829
Depreciation and amortization	193,145	(2,967)	(18,191)	171,987
Interest expense:
Other	227,459	—	(9,036)	218,423
Total expenses	719,093	(2,967)	(45,637)	670,489
Minority interest in consolidated joint ventures	(700)	(9,449)	9,062	(1,087)
Income from continuing operations	69,952	(6,482)	4,688	68,158
Income from discontinued operations	13,907	—	(4,688)	9,219
Total income from discontinued operations	14,184	—	(4,688)	9,496
Income before minority interest and preferred dividends	84,136	(6,482)	—	77,654
Less: minority interest in Operating Partnership	12,450	(34,451)	—	(22,001)
Net income	71,686	27,969	—	99,655
Less: preferred dividends	19,098	(9,449)	—	9,649
Less: adjustment of minority interest due to redemption value	—	183,620	—	183,620
Net income (loss) available to common stockholders	52,588	(146,202)	—	(93,614)
Earnings per common share—basic:
Income from continuing operations	0.70	(2.47)	2.57	0.80
Discontinued operations	0.19	—	(2.57)	(2.38)
Net income (loss) available to common stockholders	0.89	(2.47)	—	(1.58)
Earnings per common share—diluted:
Income from continuing operations	0.69	(2.45)	2.56	0.80
Discontinued operations	0.19	—	(2.56)	(2.37)
Net income (loss) available to common stockholders	0.88	(2.45)	—	(1.57)

(1)
Reclassification adjustments include the reclassification of the results of operations of the Rochester Properties to discontinued operations. In addition, loss on the extinguishment of debt has been reclassified to be included in total expenses.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

25. Restatement: (Continued)

	As Previously Reported	Restatement Adjustment	As Restated
Consolidated Statement of Cash Flows for the year ended December 31, 2007
Net income available to common stockholders	$71,661	$2,043	$73,704
Preferred dividends	24,879	(14,821)	10,058
Adjustment of minority interest due to redemption value	—	2,046	2,046
Net income	96,540	(10,732)	85,808
Depreciation and amortization	243,095	(4,450)	238,645
Minority interest in Operating Partnership	12,675	361	13,036
Minority interest in consolidated joint ventures	3,736	14,821	18,557
Consolidated Statement of Cash Flows for the year ended December 31, 2006
Net income available to common stockholders	228,022	(10,618)	217,404
Preferred dividends	24,336	(14,253)	10,083
Adjustment of minority interest due to redemption value	—	17,062	17,062
Net income	252,358	(7,809)	244,549
(Gain) loss of sale of assets	(38)	122	84
Gain on sale of assets of discontinued operations	(204,863)	(122)	(204,985)
Depreciation and amortization	236,670	(4,450)	232,220
Minority interest in Operating Partnership	42,821	(1,994)	40,827
Minority interest in consolidated joint ventures	4,101	14,253	18,354
Consolidated Statement of Cash Flows for the year ended December 31, 2005
Net income (loss) available to common stockholders	52,588	(146,202)	(93,614)
Preferred dividends	19,098	(9,449)	9,649
Adjustment of minority interest due to redemption value	—	183,620	183,620
Net income	71,686	27,969	99,655
Depreciation and amortization	208,932	(2,967)	205,965
Minority interest in Operating Partnership	12,450	(34,451)	(22,001)
Minority interest in consolidated joint ventures	600	9,449	10,049
Acquisition of property by issuance of convertible preferred units and common units	241,103	(195,906)	45,197

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

26. Subsequent Events:

        On January 1, 2008, MACWH, LP, at the election of the holders, redeemed the 3,426,609 PCPUs (See Note 13—Discontinued Operations). As a result of the redemption, the Company received the 16.32% minority interest in the Non-Rochester Properties for a total consideration of $224,393, in exchange for the Company's ownership interest in the Rochester Properties. The Company recognized a gain of $99,263 on the exchange based on the difference between the fair value of the additional interest acquired in the Non-Rochester Properties and the carrying value of the Rochester Properties, net of minority interest.

        On January 10, 2008, the Company in a 50/50 joint venture with the Alaska Permanent Fund Corporation acquired the Shops at North Bridge, a 680,933 square foot urban shopping center in Chicago, Illinois, for a total purchase price of $515,000. The Company's share of the purchase price was funded by the assumption of a pro rata share of the $205,000 fixed rate mortgage on the Center and by borrowings under the Company's line of credit.

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

/s/ DELOITTE & TOUCHE LLP

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

/s/ KPMG LLP

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

THE MACERICH COMPANY
NOTES TO FINANCIAL STATEMENTS
Schedule III--Real Estate and Accumulated Depreciation
December 31, 2007
(Dollars in thousands)

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
				Cost Capitalized Subsequent to Acquisition							Total Cost Net of Accumulated Depreciation
Shopping Centers Entities	Land	Building and Improvements	Equipment and Furnishings		Land	Building and Improvements	Furniture, Fixtures and Equipment	Construction in Progress	Total	Accumulated Depreciation
Black Canyon Auto Park	$20,600	$--	$--	$39	$--	$--	$--	$20,639	$20,639	$--	$20,639
Black Canyon Retail	--	--	--	383	--	--	--	383	383	--	383
Borgata	3,667	28,080	--	7,128	3,667	34,949	137	122	38,875	5,043	33,832
Cactus Power Center	15,374	--		2,544	--	--	--	17,918	17,918	--	17,918
Capitola Mall	11,312	46,689	--	7,256	11,309	53,456	487	5	65,257	17,217	48,040
Carmel Plaza	9,080	36,354	--	15,307	9,080	51,421	240	--	60,741	11,611	49,130
Chandler Fashion Center	24,188	223,143	--	5,457	24,188	228,002	562	36	252,788	36,263	216,525
Chesterfield Towne Center	18,517	72,936	2	24,969	18,517	91,825	2,887	3,195	116,424	42,569	73,855
Coolidge Holding	--	--	--	55	--	--	--	55	55	--	55
Danbury Fair Mall	120,509	291,103	--	43,695	120,509	316,781	1,306	16,711	455,307	23,055	432,252
Deptford Mall	48,370	194,250	--	(5,226)	56,821	180,530	43	--	237,394	6,202	231,192
Eastview Commons	3,805	7,803	--	5	3,805	7,808	--	--	11,613	1,028	10,585
Eastview Mall	47,417	150,989	--	4,336	47,417	155,241	--	84	202,742	12,628	190,114
Estrella Falls	10,550	--	--	7,421	--	--	--	17,971	17,971	--	17,971
Fiesta Mall	19,445	99,116	--	35,424	20,483	113,055	60	20,387	153,985	10,615	143,370
Flagstaff Mall	5,480	31,773	--	8,938	5,480	40,520	187	4	46,191	6,060	40,131
FlatIron Crossing	21,823	286,809	--	13,497	21,823	293,831	67	6,408	322,129	40,792	281,337
FlatIron Peripheral	6,205	--	--	(50)	6,155	--	--	--	6,155	--	6,155
Freehold Raceway Mall	152,847	330,998	--	70,716	163,624	374,920	756	15,261	554,561	28,733	525,828
Fresno Fashion Fair	17,966	72,194	--	39,560	17,966	110,461	1,273	20	129,720	27,121	102,599
Great Northern Mall	10,295	57,696	--	3,832	10,295	61,019	309	200	71,823	6,597	65,226
Greece Ridge Center	19,904	68,866	--	5,169	19,870	74,047	--	22	93,939	8,101	85,838
Green Tree Mall	4,947	14,925	332	28,982	4,947	43,293	946	--	49,186	32,095	17,091
Hilton Village	--	19,067	--	956	--	20,015	8	--	20,023	1,555	18,468
Houghton Road Corridor	--	--	--	1,390	--	--	--	1,390	1,390	--	1,390
La Cumbre Plaza	18,122	21,492	--	14,983	17,280	36,477	124	716	54,597	4,741	49,856
Macerich Cerritos Adjacent, LLC	--	6,448	--	(5,692)	--	756	--	--	756	135	621
Macerich Management Co.	--	2,237	26,562	30,235	390	5,158	45,277	8,209	59,034	22,434	36,600
Macerich Property Management Co., LLC	--	--	2,808	(997)	--	1,743	68	--	1,811	1,601	210
MACWH, LP	--	25,771	--	4,303	--	28,897	849	328	30,074	2,485	27,589
Marketplace Mall	--	99,133	--	2,246	--	101,325	--	54	101,379	9,826	91,553

THE MACERICH COMPANY
NOTES TO FINANCIAL STATEMENTS (Continued)
Schedule III--Real Estate and Accumulated Depreciation
December 31, 2007
(Dollars in thousands)

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
				Cost Capitalized Subsequent to Acquisition							Total Cost Net of Accumulated Depreciation
Shopping Centers Entities	Land	Building and Improvements	Equipment and Furnishings		Land	Building and Improvements	Furniture, Fixtures and Equipment	Construction in Progress	Total	Accumulated Depreciation
Mervyn's	19,876	118,089	--	--	19,876	115,086	--	3,003	137,965	172	137,793
Northgate Mall	8,400	34,865	841	26,168	13,414	53,245	1,017	2,598	70,274	32,917	37,357
Northridge Mall	20,100	101,170	--	10,092	20,100	110,694	376	192	131,362	15,195	116,167
Oaks, The	32,300	117,156	--	123,179	34,505	131,907	340	105,883	272,635	19,591	253,044
Pacific View	8,697	8,696	--	110,073	7,854	118,112	1,210	290	127,466	25,549	101,917
Panorama Mall	4,373	17,491	--	3,380	4,373	20,333	210	328	25,244	2,987	22,257
Paradise Valley Mall	24,565	125,996	--	19,047	24,565	130,977	526	13,540	169,608	20,867	148,741
Paradise Village Ground Leases	8,880	2,489	--	4,592	15,063	786	--	112	15,961	300	15,661
Pittsford Plaza	8,411	44,819	--	11,273	8,412	55,993	--	98	64,503	4,525	59,978
Prasada	6,365	--		4,794	--	--	--	11,159	11,159	--	11,159
Prescott Gateway	5,733	49,778	--	4,844	5,733	54,568	54	--	60,355	10,102	50,253
Prescott Peripheral	--	--	--	5,599	1,345	4,254	--	--	5,599	372	5,227
Promenade at Casa Grande	15,089	--	--	86,030	1,914	45,559	--	53,646	101,119	315	100,804
PVOP II	1,150	1,790	--	3,465	2,300	3,810	295	--	6,405	1,275	5,130
Queens Center	21,460	86,631	8	284,062	37,160	351,593	3,385	23	392,161	53,067	339,094
Rimrock Mall	8,737	35,652	--	10,866	8,737	45,900	618	--	55,255	14,624	40,631
Rotterdam Square	5,978	30,010	--	1,278	5,978	31,023	265	--	37,266	3,861	33,405
Salisbury, The Centre at	15,290	63,474	31	21,962	15,284	84,489	984	--	100,757	24,510	76,247
Santa Monica Place	26,400	105,600	--	47,340	40,446	109,538	1,408	27,948	179,340	24,375	154,965
SanTan Village Regional Center	7,827	--	--	149,085	6,981	108,804	604	40,523	156,912	1,284	155,628
Shoppingtown Mall	10,195	57,283	--	3,965	10,195	58,465	162	2,621	71,443	5,468	65,975
Somersville Town Center	4,096	20,317	1,425	14,582	4,099	35,534	661	126	40,420	18,840	21,580
South Plains Mall	23,100	92,728	--	10,215	23,100	100,512	1,558	873	126,043	26,881	99,162
South Towne Center	19,600	78,954	--	15,572	19,454	92,604	736	1,332	114,126	27,983	86,143
Superstition Springs Power Center	1,618	4,420	--	(18)	1,618	4,402	--	--	6,020	676	5,344
The Macerich Partnership, L.P.	--	2,534	--	6,179	212	1,953	5,290	1,258	8,713	733	7,980

THE MACERICH COMPANY
NOTES TO FINANCIAL STATEMENTS (Continued)
Schedule III--Real Estate and Accumulated Depreciation
December 31, 2007
(Dollars in thousands)

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
				Cost Capitalized Subsequent to Acquisition							Total Cost Net of Accumulated Depreciation
Shopping Centers Entities	Land	Building and Improvements	Equipment and Furnishings		Land	Building and Improvements	Furniture, Fixtures and Equipment	Construction in Progress	Total	Accumulated Depreciation
The Shops at Tangerine (Marana)	36,158	--	--	2,527	36,158	--	--	2,527	38,685	--	38,685
Towne Mall	5,722	28,745	--	467	5,722	29,142	70	--	34,934	3,481	31,453
The Marketplace at Flagstaff Mall	--	--	--	50,749	--	35,840	5	14,904	50,749	226	50,523
Tucson La Encantada	12,800	19,699	--	55,149	12,800	74,612	236	--	87,648	13,590	74,058
Twenty Ninth Street	50	37,793	64	204,934	23,599	218,225	1,017	--	242,841	39,099	203,742
Valley River	24,854	147,715	--	8,536	24,854	156,209	42	--	181,105	9,404	171,701
Valley View Center	17,100	68,687	--	50,080	20,754	109,789	1,776	3,548	135,867	31,832	104,035
Victor Valley, Mall at	15,700	75,230	--	26,169	15,061	100,304	716	1,018	117,099	10,505	106,594
Village Center	2,250	4,459	--	9,890	4,500	12,028	28	43	16,599	4,090	12,509
Village Crossroads	3,100	4,493	--	8,859	6,200	10,171	--	81	16,452	1,668	14,784
Village Fair North	3,500	8,567	--	13,872	7,000	18,889	11	39	25,939	3,563	22,376
Village Plaza	3,423	8,688	--	680	3,423	8,963	22	383	12,791	1,588	11,203
Village Square I	--	2,844	--	381	358	2,835	4	28	3,225	458	2,767
Village Square II	--	8,492	--	4,559	4,389	8,634	3	25	13,051	1,612	11,439
Vintage Faire Mall	14,902	60,532	--	25,115	14,298	83,288	1,095	1,868	100,549	26,872	73,677
Wadell Center West	12,056	--		(2,319)	--	--	--	9,737	9,737	--	9,737
Westcor / Queen Creek	--	--	--	262	--	--	--	262	262	--	262
Westside Pavilion	34,100	136,819	--	53,012	34,100	174,847	2,746	12,238	223,931	42,672	181,259
Wilton Mall	17,710	62,525	--	4,132	17,256	66,670	143	298	84,367	5,693	78,674

	$1,122,088	$4,063,102	$32,073	$1,861,539	$1,146,816	$5,406,117	$83,199	$442,670	$7,078,802	$891,329	$6,187,473

THE MACERICH COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

Schedule III—Real Estate and Accumulated Depreciation

December 31, 2007

(Dollars in thousands)

        Depreciation of the Company's investment in buildings and improvements reflected in the statements of income are calculated over the estimated useful lives of the asset as follows:

Buildings and improvements	5-40 years
Tenant improvements	5-7 years
Equipment and furnishings	5-7 years

        The changes in total real estate assets for the three years ended December 31, 2007 are as follows:

	2007	2006	2005
Balances, beginning of year	$6,356,156	$6,017,546	$4,149,776
Additions	764,972	839,445	1,873,032
Dispositions and retirements	(42,326)	(500,835)	(5,262)

Balances, end of year	$7,078,802	$6,356,156	$6,017,546

        The changes in accumulated depreciation for the three years ended December 31, 2007 are as follows:

	2007	2006	2005
Balances, beginning of year	$738,277	$719,842	$575,223
Additions	178,424	220,885	145,859
Dispositions and retirements	(25,372)	(202,450)	(1,240)

Balances, end of year	$891,329	$738,277	$719,842

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 3, 2008.

THE MACERICH COMPANY
By	/s/ ARTHUR M. COPPOLA Arthur M. Coppola President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ ARTHUR M. COPPOLA Arthur M. Coppola	President and Chief Executive Officer and Director (Principal Executive Officer)	June 3, 2008
/s/ MACE SIEGEL Mace Siegel	Chairman of the Board	June 3, 2008
/s/ DANA K. ANDERSON Dana K. Anderson	Vice Chairman of the Board	June 3, 2008
/s/ EDWARD C. COPPOLA Edward C. Coppola	Senior Executive Vice President and Chief Investment Officer and Director	June 3, 2008
/s/ JAMES COWNIE James Cownie	Director	June 3, 2008
/s/ DIANA LAING Diana Laing	Director	June 3, 2008
/s/ FREDERICK HUBBELL Frederick Hubbell	Director	June 3, 2008
/s/ STANLEY MOORE Stanley Moore	Director	June 3, 2008
/s/ DR. WILLIAM SEXTON Dr. William Sexton	Director	June 3, 2008
/s/ THOMAS E. O'HERN Thomas E. O'Hern	Executive Vice President, Treasurer and Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)	June 3, 2008

EXHIBIT INDEX

Exhibit Number	Description	Sequentially Numbered Page
3.1*	Articles of Amendment and Restatement of the Company
3.1.1**	Articles Supplementary of the Company
3.1.2***	Articles Supplementary of the Company (Series A Preferred Stock)
3.1.3###	Articles Supplementary of the Company (Series C Junior Participating Preferred Stock)
3.1.4*******	Articles Supplementary of the Company (Series D Preferred Stock)
3.1.5******#	Articles Supplementary of the Company (reclassification of shares)
3.2**#####	Amended and Restated Bylaws of the Company (February 8, 2007)
4.1*****	Form of Common Stock Certificate
4.2******	Form of Preferred Stock Certificate (Series A Preferred Stock)
4.2.1*****	Form of Preferred Stock/Right Certificate (Series C Junior Participating Preferred Stock)
4.2.2********#	Form of Preferred Stock Certificate (Series D Preferred Stock)
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
10.23##	Form of Incidental Registration Rights Agreement between the Company and various investors dated as of July 26, 2002
10.23.1##	List of Omitted Incidental Registration Rights Agreements

10.24*#	Tax Matters Agreement dated as of July 26, 2002 between The Macerich Partnership L.P. and the Protected Partners
10.24.1**###	Tax Matters Agreement (Wilmorite)
10.25#######	2000 Incentive Plan effective as of November 9, 2000 (including 2000 Cash Bonus/Restricted Stock Program and Stock Unit Program and Award Agreements)(1)
10.25.1########	Amendment to the 2000 Incentive Plan dated March 31, 2001(1)
10.25.2*******#	Amendment to 2000 Incentive Plan (October 29, 2003)(1)
10.26#######	Form of Stock Option Agreements under the 2000 Incentive Plan(1)
10.27****#	2003 Equity Incentive Plan(1)
10.27.1*******#	Amendment to 2003 Equity Incentive Plan (October 29, 2003)(1)
10.27.2***##	Amended and Restated Cash Bonus/Restricted Stock and LTIP Unit Award Program under the 2003 Equity Incentive Plan(1)
10.28***###	Form of Restricted Stock Award Agreement under 2003 Equity Incentive Plan(1)
10.29*****#	Form of Stock Unit Award Agreement under 2003 Equity Incentive Plan(1)
10.30***###	Form of Employee Stock Option Agreement under 2003 Equity Incentive Plan(1)
10.31*****#	Form of Non-Qualified Stock Option Grant under 2003 Equity Incentive Plan(1)
10.32***#	Form of Restricted Stock Award Agreement for Non-Management Directors(1)
10.32.1####	Form of LTIP Award Agreement under 2003 Equity Incentive Plan (Performance Vesting)(1)
10.32.2***##	Form of LTIP Award Agreement under 2003 Equity Incentive Plan (Time Vesting)(1)
10.32.3***###	Form of Stock Appreciation Right under 2003 Equity Incentive Plan(1)
10.33****#	Employee Stock Purchase Plan
10.33.1*****#	Amendment 2003-1 to Employee Stock Purchase Plan (October 29, 2003)
10.34####	Form of Management Continuity Agreement(1)
10.34.1####	List of Omitted Management Continuity Agreements(1)
10.35*******#	Indemnification Agreement between the Company and Mace Siegel dated October 29, 2003

10.35.1####	List of Omitted Indemnification Agreements
10.36*******#
Registration Rights Agreement dated as of December 18, 2003 by the Operating Partnership, the Company and Taubman Realty Group Limited Partnership (Registration rights assigned by Taubman to three assignees)
10.37******	Partnership Agreement of S.M. Portfolio Ltd. Partnership
10.38**###	2005 Amended and Restated Agreement of Limited Partnership of MACWH, LP dated as of April 25, 2005
10.39**###	Registration Rights Agreement dated as of April 25, 2005 among the Company and the persons names on Exhibit A thereto
10.40**########	Registration Rights Agreement, dated as of March 16, 2007, among the Company, J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc.
10.41**####	Description of Director and Executive Compensation Arrangements(1)
21.1***###	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm (Deloitte and Touche LLP)
23.2	Consent of Independent Registered Public Accounting Firm (KPMG LLP)
31.1	Section 302 Certification of Arthur Coppola, Chief Executive Officer
31.2	Section 302 Certification of Thomas O'Hern, Chief Financial Officer
32.1	Section 906 Certifications of Arthur Coppola and Thomas O'Hern
99.1**#######	Guidelines on Corporate Governance (as amended on April 27, 2006)
99.2**########	Capped Call Confirmation dated as of March 12, 2007 by and among the Company, Deutsche Bank AG, London Branch and Deutsche Bank AG, New York Branch
99.2.1**########	Amendment to Capped Call Confirmation dated as of March 15, 2007, by and among the Company, Deutsche Bank AG, London Branch and Deutsche Bank AG, New York Branch
99.3**########	Capped Call Confirmation dated as of March 12, 2007 by and between the Company and JPMorgan Chase Bank, National Association

99.3.1**########	Amendment to Capped Call Confirmation dated as of March 15, 2007 by and between the Company and JPMorgan Chase Bank, National Association

*	Previously filed as an exhibit to the Company's Registration Statement on Form S-11, as amended (No. 33-68964), and incorporated herein by reference.
**	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date May 30, 1995, and incorporated herein by reference.
***	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date February 25, 1998, and incorporated herein by reference.
****	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date June 20, 1997, and incorporated herein by reference.
*****	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date November 10, 1998, as amended, and incorporated herein by reference.
******	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.
*******	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date July 26, 2002 and incorporated herein by reference.
********	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
#	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference.
##	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 2002, and incorporated herein by reference.
###	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.
####	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.
#####	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, and incorporated herein by reference.
######	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.
#######	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.
########	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference.
*#	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.
**#	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date October 5, 2006, and incorporated herein by reference.

***#	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
****#	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference.
*****#	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.
******#	Previously filed as an exhibit to the Company's Registration Statement on Form S-3, as amended (No. 333-88718), and incorporated herein by reference.
*******#	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
********#	Previously filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-107063), and incorporated herein by reference.
**##	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
**###	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date April 25, 2005, and incorporated herein by reference.
**####	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date January 26, 2006, and incorporated herein by reference.
**#####	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date February 8, 2007, and incorporated herein by reference.
**######	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date July 20, 2006, and incorporated herein by reference.
**#######	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date April 27, 2006, and incorporated herein by reference.
**########	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date March 16, 2007, and incorporated herein by reference.
***##	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference.
***###	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.
(1)	Represents a management contract, or compensatory plan, contract or arrangement required to be filed pursuant to Regulation S-K.

QuickLinks

EXPLANATORY NOTE (All dollars in thousands)
THE MACERICH COMPANY ANNUAL REPORT ON FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2007 INDEX
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