Form 10-Q
period 2008-06-30
MACERICH CO
filed 2008-08-08
CIK 912242

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

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

YES ☐        NO ☒

        Number of shares outstanding as of August 8, 2008 of the registrant's common stock, par value $.01 per share: 74,641,909 shares

 THE MACERICH COMPANY

FORM 10-Q

INDEX

THE MACERICH COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS:
Property, net	$6,084,946	$6,187,473
Cash and cash equivalents	53,807	85,273
Restricted cash	63,157	68,384
Marketable securities	28,404	29,043
Tenant and other receivables, net	111,238	137,498
Deferred charges and other assets, net	324,306	386,802
Loans to unconsolidated joint ventures	416	604
Due from affiliates	6,095	5,729
Investments in unconsolidated joint ventures	1,059,633	785,643
Assets held for sale	326,763	250,648

Total assets	$8,058,765	$7,937,097

LIABILITIES, MINORITY INTEREST, PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY:
Mortgage notes payable:
Related parties	$224,034	$225,848
Others	3,103,930	3,102,422

Total	3,327,964	3,328,270
Bank and other notes payable	2,648,325	2,434,688
Accounts payable and accrued expenses	74,788	97,086
Other accrued liabilities	258,728	289,660
Preferred dividends payable	1,112	6,356
Liabilities on assets held for sale	45,063	—

Total liabilities	6,355,980	6,156,060

Minority interest	291,063	547,693

Commitments and contingencies
Series A cumulative convertible redeemable preferred stock, $.01 par value, 3,627,131 shares authorized, 1,044,271 and 3,067,131 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	27,725	83,495

Common stockholders' equity:
Common stock, $.01 par value, 145,000,000 shares authorized, 74,623,994 and 72,311,763 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	746	723
Additional paid-in capital	1,600,157	1,367,566
Accumulated deficit	(192,482)	(193,932)
Accumulated other comprehensive loss	(24,424)	(24,508)

Total common stockholders' equity	1,383,997	1,149,849

Total liabilities, minority interest, preferred stock and common stockholders' equity	$8,058,765	$7,937,097

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
Revenues:
Minimum rents	$123,604	$114,784	$249,435	$227,744
Percentage rents	2,954	2,838	5,658	6,502
Tenant recoveries	65,646	60,650	132,035	121,515
Management Companies	10,382	9,599	20,073	18,353
Other	6,711	6,453	13,040	13,008

Total revenues	209,297	194,324	420,241	387,122

Expenses:
Shopping center and operating expenses	67,255	61,873	136,172	123,889
Management Companies' operating expenses	20,529	18,519	38,872	36,274
REIT general and administrative expenses	4,135	4,412	8,538	9,785
Depreciation and amortization	56,811	53,653	117,518	105,032

	148,730	138,457	301,100	274,980

Interest expense:
Related parties	3,683	3,213	7,379	5,862
Other	64,823	55,513	131,954	116,884

	68,506	58,726	139,333	122,746
Loss on early extinguishment of debt	—	—	—	877

Total expenses	217,236	197,183	440,433	398,603
Minority interest in consolidated joint ventures	(878)	83	(1,404)	(1,135)
Equity in income of unconsolidated joint ventures	24,946	18,997	47,244	33,480
Income tax benefit	689	787	388	907
Gain on sale of assets	489	2,279	1,163	4,031

Income from continuing operations	17,307	19,287	27,199	25,802

Discontinued operations:
(Loss) gain on sale of assets	(113)	(1,124)	99,150	(1,413)
Income from discontinued operations	5,493	1,371	11,018	1,867

Total income from discontinued operations	5,380	247	110,168	454

Income before minority interest and preferred dividends	22,687	19,534	137,367	26,256
Less: minority interest in Operating Partnership	3,058	1,940	19,656	2,578

Net income	19,629	17,594	117,711	23,678
Less: preferred dividends	835	2,575	3,289	5,150
Less: adjustment of minority interest due to redemption value	—	4,119	—	4,119

Net income available to common stockholders	$18,794	$10,900	$114,422	$14,409

Earnings per common share—basic:
Income from continuing operations	$0.19	$0.20	$0.28	$0.25
Discontinued operations	0.06	(0.05)	1.29	(0.05)

Net income available to common stockholders	$0.25	$0.15	$1.57	$0.20

Earnings per common share—diluted:
Income from continuing operations	$0.19	$0.20	$0.31	$0.25
Discontinued operations	0.06	(0.05)	1.24	(0.05)

Net income available to common stockholders	$0.25	$0.15	$1.55	$0.20

Weighted average number of common shares outstanding:
Basic	73,780,000	71,528,000	73,061,000	71,597,000

Diluted	86,781,000	84,552,000	88,465,000	84,792,000

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY

(Dollars in thousands, except per share data)

(Unaudited)

	Common Stock
					Accumulated Other Comprehensive Loss	Total Common Stockholders' Equity
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit
Balance January 1, 2008	72,311,763	$723	$1,367,566	$(193,932)	$(24,508)	$1,149,849

Comprehensive income:
Net income	—	—	—	117,711	—	117,711
Reclassification of deferred losses	—	—	—	—	285	285
Interest rate swap/cap agreements	—	—	—	—	(201)	(201)

Total comprehensive income	—	—	—	117,711	84	117,795
Amortization of share and unit-based plans	185,503	2	10,615	—	—	10,617
Exercise of stock options	38,750	—	991	—	—	991
Employee stock purchases	6,494	—	363	—	—	363
Distributions paid ($1.60) per share	—	—	—	(116,261)	—	(116,261)
Preferred dividends	—	—	(3,289)	—	—	(3,289)
Conversion of partnership units and Class A non-participating convertible preferred units to common shares	58,624	1	1,768	—	—	1,769
Conversion of preferred shares to common shares	2,022,860	20	55,750	—	—	55,770
Reversal of adjustments to minority interest for the redemption value on the Rochester Properties	—	—	172,805	—	—	172,805
Adjustment to reflect minority interest on a pro rata basis for period end ownership percentage of Operating Partnership units	—	—	(6,412)	—	—	(6,412)

Balance June 30, 2008	74,623,994	$746	$1,600,157	$(192,482)	$(24,424)	$1,383,997

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2008	2007
		(Restated)
Cash flows from operating activities:
Net income available to common stockholders	$114,422	$14,409
Preferred dividends	3,289	5,150
Adjustment of minority interest due to redemption value	—	4,119

Net income	117,711	23,678
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt	—	877
Gain on sale of assets	(1,163)	(4,031)
(Gain) loss on sale of assets of discontinued operations	(99,150)	1,413
Depreciation and amortization	122,542	115,264
Amortization of net premium on mortgage and bank and other notes payable	(4,305)	(5,171)
Amortization of share and unit-based plans	5,695	7,194
Minority interest in Operating Partnership	19,656	2,578
Minority interest in consolidated joint ventures	1,404	8,610
Equity in income of unconsolidated joint ventures	(47,244)	(33,480)
Distributions of income from unconsolidated joint ventures	14,922	2,658
Changes in assets and liabilities, net of acquisitions and dispositions:
Tenant and other receivables, net	25,645	1,322
Other assets	(2,885)	534
Accounts payable and accrued expenses	(25,475)	(15,795)
Due from affiliates	(366)	(62)
Other accrued liabilities	(19,741)	(3,617)

Net cash provided by operating activities	107,246	101,972

Cash flows from investing activities:
Acquisitions of property, development, redevelopment and property improvements	(326,724)	(223,477)
Redemption of Rochester Properties	(18,873)	—
Maturities of marketable securities	807	724
Deferred leasing costs	(18,127)	(18,870)
Distributions from unconsolidated joint ventures	48,999	65,426
Contributions to unconsolidated joint ventures	(142,124)	(16,131)
Repayments of loans to unconsolidated joint ventures	188	261
Proceeds from sale of assets	3,282	14,550
Restricted cash	(628)	(4,243)

Net cash used in investing activities	(453,200)	(181,760)

Cash flows from financing activities:
Proceeds from mortgages and bank and other notes payable	871,788	1,460,124
Payments on mortgages and bank and other notes payable	(414,856)	(1,334,479)
Deferred financing costs	(5,744)	(873)
Purchase of Capped Calls	—	(59,850)
Repurchase of common stock	—	(74,970)
Proceeds from share and unit-based plans	1,354	533
Dividends and distributions	(128,981)	(118,854)
Dividends to preferred stockholders/preferred unit holders	(9,073)	(12,244)

Net cash provided by (used in) financing activities	314,488	(140,613)

Net decrease in cash	(31,466)	(220,401)
Cash and cash equivalents, beginning of period	85,273	269,435

Cash and cash equivalents, end of period	$53,807	$49,034

Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$143,125	$137,960

Non-cash transactions:
Acquisition of minority interest in Non-Rochester Properties in exchange for interest in Rochester Properties	$205,520	$—

Deposits contributed to unconsolidated joint ventures and the purchase of properties	$51,943	$—

Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$55,156	$63,880

Accrued preferred dividend payable	$1,112	$—

Acquisition of property by assumption of mortgage note payable	$15,775	$—

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

        The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of June 30, 2008, the Company was the sole general partner of and held an 86% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The interests in the Operating Partnership are known as "OP Units." OP Units not held by the Company are redeemable, subject to certain restrictions, on a one-for-one basis for the Company's common stock or cash at the Company's option.

        The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. The 14% limited partnership interest of the Operating Partnership not owned by the Company is reflected in these consolidated financial statements as minority interest in the Operating Partnership.

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

2. Basis of Presentation: (Continued)

        The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2007. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for the interim periods have been made. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying consolidated balance sheet as of December 31, 2007 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

        All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Tenant and Other Receivables:

        Included in tenant and other receivables is an allowance for doubtful accounts of $2,158 and $2,417 at June 30, 2008 and December 31, 2007, respectively.

        Included in tenant and other receivables are the following notes receivable:

        On March 31, 2006, the Company received a note receivable that is secured by a deed of trust, bears interest at 5.5% and matures on March 31, 2031. At June 30, 2008 and December 31, 2007, the note had a balance of $9,556 and $9,661, respectively.

        On January 1, 2008, as part of the Rochester Redemption (See Note 14—Discontinued Operations), the Company received an unsecured note receivable that bears interest at 9.0% and matures on June 30, 2011. The balance on the note at June 30, 2008 was $11,763.

Recent Accounting Pronouncements:

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position ("FSP") SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purpose of Lease Classification or Measurement under Statement 13 ("FSP FAS 157-1") and FSP SFAS 157-2, Effective Date of SFAS No. 157 ("FSP FAS 157-2"). FSP FAS 157-2 defers the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS 157-1 excludes from the scope of SFAS No. 157 certain leasing transactions accounted for under SFAS No. 13, "Accounting for Leases." The Company adopted SFAS No. 157 and FSP FAS 157-1 on a prospective basis effective January 1, 2008.

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

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51". SFAS No. 160 clarifies the accounting for a noncontrolling interest or minority interest in a subsidiary included in consolidated financial statements. The Company is required to adopt SFAS No. 160 on January 1, 2009 and is currently evaluating the impact of adoption on the Company's results of operations and financial condition.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133." SFAS No. 161 requires additional disclosures on derivative instruments and hedging activities and their effect on the reporting entity's financial statements. The Company is required to adopt SFAS No. 161 on January 1, 2009 and does not expect the adoption to have a material impact on the Company's results of operations or financial condition.

        In May 2008, the FASB issued FSP APB 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." FSP APB 14-1 requires that convertible debt instruments that may be settled in cash be separated into liability and equity components in a manner that will reflect the reporting entity's nonconvertible debt borrowing rate. The Company is required to adopt FSP APB 14-1 on January 1, 2009 and is currently evaluating the impact of adoption on the Company's results of operations or financial condition.

Fair Value of Financial Instruments:

        On January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value hierarchy distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity's own assumptions about market participant assumptions.

        Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

2. Basis of Presentation: (Continued)

Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity's own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

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

3. Earnings per Share:

        The computation of basic earnings per share ("EPS") is based on net income available to common stockholders and the weighted average number of common shares outstanding for the three and six months ended June 30, 2008 and 2007. The computation of diluted earnings per share includes the dilutive effect of share and unit-based compensation plans and convertible senior notes calculated using the treasury stock method and the dilutive effect of all other dilutive securities calculated using the "if-converted" method. The OP Units and MACWH, LP common units not held by the Company have been included in the diluted EPS calculation since they may be redeemed on a one-for-one basis for

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

3. Earnings per Share: (Continued)

common stock or cash, at the Company's option. The following table reconciles the basic and diluted earnings per share calculation (dollars and shares in thousands):

	For the Three Months Ended June 30,
	2008			2007
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Net income	$19,629			$17,594
Less: preferred dividends	835			2,575
Less: adjustment of minority interest due to redemption value	—			4,119

Basic EPS:
Net income available to common stockholders	18,794	73,780	$0.25	10,900	71,528	$0.15
Diluted EPS:
Conversion of partnership units	3,058	12,539		1,940	12,726
Share and unit-based plans(1)	—	462		—	298
Convertible preferred stock(2)	—	—		—	—

Net income available to common stockholders	$21,852	86,781	$0.25	$12,840	84,552	$0.15

	For the Six Months Ended June 30,
	2008			2007
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Net income	$117,711			$23,678
Less: preferred dividends	3,289			5,150
Less: adjustment of minority interest due to redemption value	—			4,119

Basic EPS:
Net income available to common stockholders	114,422	73,061	$1.57	14,409	71,597	$0.20
Diluted EPS:
Conversion of partnership units	19,656	12,546		2,578	12,890
Share and unit-based plans(1)	—	398		—	305
Convertible preferred stock(2)	3,289	2,460		—	—

Net income available to common stockholders	$137,367	88,465	$1.55	$16,987	84,792	$0.20

(1)
Diluted EPS excludes 279,707 of unvested restricted shares of common stock for the three and six months ended June 30, 2008, as their effect was antidilutive to net income available to common stockholders. Additionally, the convertible senior notes (See Note 10—Bank and Other Notes

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

3. Earnings per Share: (Continued)

  Payable) are excluded from diluted EPS for the three and six months ended June 30, 2008 and 2007 as their effect would be antidilutive to net income available to common stockholders.

(2)
The convertible preferred stock (See Note 17—Cumulative Convertible Redeemable Preferred Stock) can be converted on a one-for-one basis for common stock. The convertible preferred stock was dilutive to net income available to common stockholders for the six months ended June 30, 2008. For the three months ended June 30, 2008, 1,852,131 shares of convertible preferred stock were excluded as their effect was antidilutive to net income available to common stockholders. In addition, the outstanding 3,627,131 shares of convertible preferred stock were excluded from diluted EPS for the three and six months ended June 30, 2007 as their effect was antidilutive to net income available to common stockholders.

        The minority interest in the Operating Partnership as reflected in the Company's consolidated statements of operations has been allocated for EPS calculations as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Income from continuing operations	$2,276	$2,525	$3,506	$3,136
Discontinued operations:
(Loss) gain on sale of assets	(16)	(170)	14,535	(215)
Income (loss) from discontinued operations	798	(415)	1,615	(343)

Total	$3,058	$1,940	$19,656	$2,578

        The Company had an 86% and 85% ownership interest in the Operating Partnership as of June 30, 2008 and December 31, 2007, respectively. The remaining 14% and 15% limited partnership interest as of June 30, 2008 and December 31, 2007, respectively, was owned by certain of the Company's executive officers and directors, certain of their affiliates, and other outside investors in the form of OP Units. The OP Units may be redeemed on a one-for-one basis for common shares or cash, at the Company's option. The redemption value for each OP Unit of the Company as of any balance sheet date is the amount equal to the average of the closing quoted price per share of the Company's common stock, par value $.01 per share, as reported on the New York Stock Exchange for the ten trading days immediately preceding the respective balance sheet date. Accordingly, as of June 30, 2008 and December 31, 2007, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $812,301 and $904,150, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures:

        The following are the Company's investments in unconsolidated joint ventures. The Operating Partnership's interest in each joint venture property as of June 30, 2008 was as follows:

Joint Venture	Operating Partnership's Ownership %(1)
Biltmore Shopping Center Partners LLC	50.0%
Camelback Colonnade SPE LLC	75.0%
Chandler Festival SPE LLC	50.0%
Chandler Gateway SPE LLC	50.0%
Chandler Village Center, LLC	50.0%
Coolidge Holding LLC	37.5%
Corte Madera Village, LLC	50.1%
Desert Sky Mall—Tenants in Common	50.0%
East Mesa Land, L.L.C.	50.0%
East Mesa Mall, L.L.C.—Superstition Springs Center	33.3%
Jaren Associates #4	12.5%
Kierland Tower Lofts, LLC	15.0%
Macerich Northwestern Associates	50.0%
Macerich SanTan Phase 2 SPE LLC—SanTan Village Power Center	34.9%
MetroRising AMS Holding LLC	15.0%
New River Associates—Arrowhead Towne Center	33.3%
North Bridge Chicago LLC	50.0%
NorthPark Land Partners, LP	50.0%
NorthPark Partners, LP	50.0%
One Scottsdale Investors LLC	50.0%
Pacific Premier Retail Trust	51.0%
PHXAZ/Kierland Commons, L.L.C.	24.5%
Propcor Associates	25.0%
Propcor II Associates, LLC—Boulevard Shops	50.0%
Scottsdale Fashion Square Partnership	50.0%
SDG Macerich Properties, L.P.	50.0%
The Market at Estrella Falls LLC	35.1%
Tysons Corner Holdings LLC	50.0%
Tysons Corner LLC	50.0%
Tysons Corner Property Holdings II LLC	50.0%
Tysons Corner Property Holdings LLC	50.0%
Tysons Corner Property LLC	50.0%
WM Inland, L.L.C.	50.0%
West Acres Development, LLP	19.0%
Westcor/Gilbert, L.L.C.	50.0%
Westcor/Goodyear, L.L.C.	50.0%
Westcor/Queen Creek Commercial LLC	37.7%
Westcor/Queen Creek LLC	37.7%
Westcor/Queen Creek Medical LLC	37.7%
Westcor/Queen Creek Residential LLC	37.6%
Westcor/Surprise Auto Park LLC	33.3%
Westpen Associates	50.0%
WM Ridgmar, L.P.	50.0%
Wilshire Building—Tenants in Common	30.0%

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

        The Company had the following recent investments in unconsolidated joint venture interests:

        On September 5, 2007, the Company purchased the remaining 50% outside ownership interest in Hilton Village, a 96,546 square foot specialty center in Scottsdale, Arizona. The total purchase price of $13,500 was funded by cash, borrowings under the Company's line of credit and the assumption of an $8,600 mortgage note payable. The Center was previously accounted for under the equity method as an investment in unconsolidated joint ventures.

        On October 25, 2007, the Company purchased a 30% tenants-in-common interest in the Wilshire Building, a 40,000 square foot strip center in Santa Monica, California. The total purchase price of $27,000 was funded by cash, borrowings under the Company's line of credit and the assumption of a $6,650 mortgage note payable. The results of the Wilshire Building are included below for the period subsequent to its date of acquisition.

        On January 10, 2008, the Company, in a 50/50 joint venture, acquired The Shops at North Bridge, a 680,933 square foot urban shopping center in Chicago, Illinois, for a total purchase price of $515,000. The Company's share of the purchase price was funded by the assumption of a pro rata share of the $205,000 fixed rate mortgage on the Center and by borrowings under the Company's line of credit. The results of The Shops at North Bridge are included below for the period subsequent to its date of acquisition.

        On June 11, 2008, the Company became a 50% owner in a joint venture that acquired One Scottsdale, which plans to develop a luxury retail and mixed-use property in Scottsdale, Arizona. The Company's share of the purchase price was $52,500, which was funded by borrowings under the Company's line of credit. The results of One Scottsdale are included below for the period subsequent to its date of acquisition.

        Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures:

	June 30, 2008	December 31, 2007
Assets(1):
Properties, net	$4,897,969	$4,294,147
Other assets	475,729	456,919

Total assets	$5,373,698	$4,751,066

Liabilities and partners' capital(1):
Mortgage notes payable(2)	$4,033,625	$3,865,593
Other liabilities	222,185	183,884
The Company's capital(3)	601,867	401,333
Outside partners' capital	516,021	300,256

Total liabilities and partners' capital	$5,373,698	$4,751,066

(1)
These amounts include the assets and liabilities of the following significant joint ventures:

	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Tysons Corner LLC
As of June 30, 2008:
Total Assets	$888,952	$1,022,156	$640,351
Total Liabilities	$824,089	$836,003	$367,279
As of December 31, 2007:
Total Assets	$904,186	$1,026,973	$640,179
Total Liabilities	$826,291	$842,816	$364,554
(2)
Certain joint ventures have debt that could become recourse debt to the Company should the joint venture be unable to discharge the obligations of the related debt. As of June 30, 2008 and December 31, 2007, the total amount of debt that could become recourse to the Company was $15,366 and $8,655, respectively. Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life ("NML") of $122,733 and $125,984 as of June 30, 2008 and December 31, 2007, respectively. NML is considered a related party because it is a joint venture partner with the Company in Macerich Northwestern Associates. Interest expense incurred on these borrowings amounted to $2,054 and $2,188 for the three months ended June 30, 2008 and 2007 and $4,159 and $4,367 for the six months ended June 30, 2008 and 2007, respectively.

(3)
The Company's investment in unconsolidated joint ventures was $457,766 and $384,310 more than the underlying equity as reflected in the joint ventures' financial statements as of June 30, 2008 and December 31, 2007, respectively. This represents the difference between the cost of the

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

  investment and the book value of the underlying equity of the joint venture. The Company is amortizing this difference into income on a straight-line basis, consistent with the lives of the Company's underlying assets. The amortization of this difference was $1,876 and $868 for the three months ended June 30, 2008 and 2007, respectively, and $4,364 and $2,399 for the six months ended June 30, 2008 and 2007, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Tysons Corner LLC	Other Joint Ventures	Total
Three Months Ended June 30, 2008
Revenues:
Minimum rents	$23,384	$32,034	$15,056	$70,747	$141,221
Percentage rents	601	579	668	2,729	4,577
Tenant recoveries	11,850	12,000	9,202	33,396	66,448
Other	886	1,095	367	23,266	25,614

Total revenues	36,721	45,708	25,293	130,138	237,860

Expenses:
Shopping center and operating expenses	14,792	13,326	7,496	41,913	77,527
Interest expense	11,632	11,289	4,126	28,773	55,820
Depreciation and amortization	7,707	8,089	4,658	26,140	46,594

Total operating expenses	34,131	32,704	16,280	96,826	179,941

(Loss) gain on sale of assets	(14)	—	—	6,170	6,156

Net income	$2,576	$13,004	$9,013	$39,482	$64,075

Company's equity in net income	$1,288	$6,618	$4,507	$12,533	$24,946

Three Months Ended June 30, 2007
Revenues:
Minimum rents	$22,778	$30,823	$14,754	$61,211	$129,566
Percentage rents	513	872	129	2,669	4,183
Tenant recoveries	11,756	12,782	7,364	28,674	60,576
Other	847	991	487	4,927	7,252

Total revenues	35,894	45,468	22,734	97,481	201,577

Expenses:
Shopping center and operating expenses	14,342	13,039	6,352	35,080	68,813
Interest expense	11,589	12,329	4,172	24,569	52,659
Depreciation and amortization	7,457	7,737	5,101	21,199	41,494

Total operating expenses	33,388	33,105	15,625	80,848	162,966

Gain on sale of assets	13	—	—	772	785

Net income	$2,519	$12,363	$7,109	$17,405	$39,396

Company's equity in net income	$1,260	$6,294	$3,169	$8,274	$18,997

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Tysons Corner LLC	Other Joint Ventures	Total
Six Months Ended June 30, 2008
Revenues:
Minimum rents	$46,585	$63,983	$30,150	$138,956	$279,674
Percentage rents	1,531	1,703	1,121	4,917	9,272
Tenant recoveries	24,277	24,916	18,235	67,794	135,222
Other	1,977	2,194	973	29,388	34,532

Total revenues	74,370	92,796	50,479	241,055	458,700

Expenses:
Shopping center and operating expenses	29,738	26,463	15,210	81,324	152,735
Interest expense	23,260	22,894	8,242	58,313	112,709
Depreciation and amortization	15,158	15,921	9,280	49,464	89,823

Total operating expenses	68,156	65,278	32,732	189,101	355,267

(Loss) gain on sale of assets	(14)	—	—	14,786	14,772

Net income	$6,200	$27,518	$17,747	$66,740	$118,205

Company's equity in net income	$3,100	$14,003	$8,874	$21,267	$47,244

Six Months Ended June 30, 2007
Revenues:
Minimum rents	$45,927	$61,708	$30,700	$121,036	$259,371
Percentage rents	1,726	2,457	86	4,636	8,905
Tenant recoveries	23,717	24,802	15,616	58,188	122,323
Other	1,788	1,948	917	8,511	13,164

Total revenues	73,158	90,915	47,319	192,371	403,763

Expenses:
Shopping center and operating expenses	29,141	25,471	12,602	67,934	135,148
Interest expense	23,059	24,617	8,369	50,209	106,254
Depreciation and amortization	14,720	15,320	10,365	47,267	87,672

Total operating expenses	66,920	65,408	31,336	165,410	329,074

(Loss) gain on sale of assets	(4,751)	—	—	772	(3,979)

Net income	$1,487	$25,507	$15,983	$27,733	$70,710

Company's equity in net income	$744	$12,987	$6,522	$13,227	$33,480

        Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

5. Derivative Instruments and Hedging Activities:

        The Company recognizes all derivatives in the consolidated financial statements and measures the derivatives at fair value. The Company uses derivative financial instruments in the normal course of business to manage or reduce its exposure to adverse fluctuations in interest rates. The Company designs its hedges to be effective in reducing the risk exposure that they are designated to hedge. Any instrument that meets the cash flow hedging criteria in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is formally designated as a cash flow hedge at the inception of the derivative contract. On an ongoing quarterly basis, the Company adjusts its balance sheet to reflect the current fair value of its derivatives. To the extent they are effective, changes in fair value of derivatives are recorded in comprehensive income. Ineffective portions, if any, are included in consolidated statements of operations. No ineffectiveness was recorded in net income during the three and six months ended June 30, 2008 or 2007. If any derivative instrument used for risk management does not meet the hedging criteria, it is marked-to-market each period in the consolidated statements of operations. As of June 30, 2008, five of the Company's derivative instruments were not designated as cash flow hedges. Changes in the market value of these derivative instruments are recorded in the consolidated statements of operations.

        As of June 30, 2008 and December 31, 2007, the Company had $0 and $286, respectively, reflected in other comprehensive income related to treasury rate locks settled in prior years. The Company reclassified $44 and $240 for the three months ended June 30, 2008 and 2007 and $285 and $478 for the six months ended June 30, 2008 and 2007, respectively, related to treasury rate lock transactions settled in prior years from accumulated other comprehensive income to earnings.

        Interest rate swap and cap agreements are purchased by the Company from third parties. Amounts received (paid) as a result of these agreements are recorded as a decrease (increase) to interest expense. The Company recorded other comprehensive income (loss) related to the marking-to-market of interest rate swap and cap agreements of $23,656 and $11,447 for the three months ended June 30, 2008 and 2007 and ($201) and $7,754 for the six months ended June 30, 2008 and 2007, respectively. The amount expected to be reclassified to interest expense in the next 12 months is immaterial.

        The fair values of interest rate swap and cap agreements are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below or rose above the strike rate of the interest rate swap and cap agreements. The variable interest rates used in the calculation of projected receipts on the interest rate swap and cap agreements are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

        Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

5. Derivative Instruments and Hedging Activities: (Continued)

of default by itself and its counterparties. However, as of June 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

        The following table presents the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2008:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2008
Assets
Derivative Instruments	$—	$283	$—	$283
Liabilities
Derivative Instruments	$—	$27,715	$—	$27,715

6. Property:

        Property consists of the following:

	June 30, 2008	December 31, 2007
Land	$1,066,131	$1,146,096
Building and improvements	4,832,893	5,121,442
Tenant improvements	288,834	285,395
Equipment and furnishings	82,132	83,199
Construction in progress	707,457	442,670

	6,977,447	7,078,802
Less accumulated depreciation	(892,501)	(891,329)

	$6,084,946	$6,187,473

        Depreciation expense was $45,009 and $39,101 for the three months ended June 30, 2008 and 2007 and $92,160 and $77,350 for the six months ended June 30, 2008 and 2007, respectively.

        The Company recognized a gain on sale of land of $489 and $2,279 during the three months ended June 30, 2008 and 2007 and $1,163 and $3,996 for the six months ended June 30, 2008 and 2007, respectively. In addition, the Company recognized a gain on sale of equipment and furnishings of $35 during the six months ended June 30, 2007.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

7. Marketable Securities:

        Marketable securities consist of the following:

	June 30, 2008	December 31, 2007
Government debt securities, at par value	$29,737	$30,544
Less discount	(1,333)	(1,501)

	28,404	29,043
Unrealized gain	2,051	2,183

Fair value	$30,455	$31,226

        Future contractual maturities of marketable securities at June 30, 2008 are as follows:

1 year or less	$1,267
2 to 5 years	4,012
6 to 10 years	24,458

$29,737

        The proceeds from maturities and interest receipts from the marketable securities are restricted to the service of the $27,362 note on which the Company remains obligated following the sale of Greeley Mall on July 27, 2006 (See Note 10—Bank and Other Notes Payable).

8. Deferred Charges And Other Assets:

        Deferred charges and other assets are summarized as follows:

	June 30, 2008	December 31, 2007
Leasing	$130,819	$139,343
Financing	51,010	47,406
Intangible assets resulting from SFAS No. 141 allocations:
In-place lease values	163,102	201,863
Leasing commissions and legal costs	37,444	35,728

	382,375	424,340
Less accumulated amortization(1)	(147,675)	(175,353)

	234,700	248,987
Other assets	89,606	137,815

	$324,306	$386,802

(1)
Accumulated amortization includes $74,049 and $101,951 relating to intangibles resulting from SFAS No. 141 allocations at June 30, 2008 and December 31, 2007, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

8. Deferred Charges And Other Assets: (Continued)

        The allocated values of above market leases included in deferred charges and other assets, net and the below market leases included in other accrued liabilities, related to SFAS No. 141, consist of the following:

	June 30, 2008	December 31, 2007
Above Market Leases
Original allocated value	$55,790	$65,752
Less accumulated amortization	(31,038)	(38,530)

	$24,752	$27,222

Below Market Leases
Original allocated value	$141,042	$156,667
Less accumulated amortization	(75,378)	(93,090)

	$65,664	$63,577

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

9. Mortgage Notes Payable:

        Mortgage notes payable consist of the following:

	Carrying Amount of Mortgage Notes (a)
	June 30, 2008		December 31, 2007
Property Pledged as Collateral	Other	Related Party	Other	Related Party	Interest Rate	Monthly Payment Term(b)	Maturity Date
Capitola Mall	$—	$38,420	$—	$39,310	7.13%	380	2011
Cactus Power Center(c)	643		—		3.84%	2	2011
Carmel Plaza	26,033	—	26,253	—	8.18%	202	2009
Chandler Fashion Center	168,167	—	169,789	—	5.98%	1,043	2012
Chesterfield Towne Center(d)	54,924	—	55,702	—	9.07%	548	2024
Danbury Fair Mall	173,207	—	176,457	—	4.64%	1,225	2011
Deptford Mall	172,500	—	172,500	—	5.41%	778	2013
Deptford Mall(e)	15,731	—	—	—	6.46%	101	2016
Eastview Commons(f)	—	—	8,814	—	—	—	—
Eastview Mall(f)	—	—	101,007	—	—	—	—
Fiesta Mall	84,000	—	84,000	—	4.98%	348	2015
Flagstaff Mall	37,000	—	37,000	—	5.03%	155	2015
FlatIron Crossing	186,015	—	187,736	—	5.26%	1,102	2013
Freehold Raceway Mall	174,728	—	177,686	—	4.68%	1,184	2011
Fresno Fashion Fair(g)	63,068	—	63,590	—	6.52%	437	2008
Great Northern Mall	39,943	—	40,285	—	5.19%	234	2013
Greece Ridge Center(f)	—	—	72,000	—	—	—	—
Hilton Village	8,539	—	8,530	—	5.27%	37	2012
La Cumbre Plaza(h)	30,000	—	30,000	—	3.85%	96	2009
Marketplace Mall(f)	—	—	39,345	—	—	—	—
Northridge Mall	80,398	—	81,121	—	4.94%	453	2009
Pacific View	88,133	—	88,857	—	7.16%	602	2011
Panorama Mall(i)	50,000	—	50,000	—	3.56%	148	2010
Paradise Valley Mall	20,751	—	21,231	—	5.89%	183	2009
Pittsford Plaza(f)	—	—	24,596	—	—	—	—
Pittsford Plaza(f)	—	—	9,148	—	—	—	—
Prescott Gateway	60,000	—	60,000	—	5.86%	293	2011
Promenade at Casa Grande(j)	92,548	—	79,964	—	4.13%	319	2009
Queens Center	89,730	—	90,519	—	7.11%	633	2009
Queens Center	107,615	107,614	108,539	108,538	7.00%	1,591	2013
Rimrock Mall	42,498	—	42,828	—	7.56%	320	2011
Salisbury, Center at	115,000	—	115,000	—	5.83%	559	2016
Santa Monica Place	78,462	—	79,014	—	7.79%	606	2010
SanTan Village Regional Center(k)	121,118	—	—	—	5.22%	477	2011
Shoppingtown Mall	43,849	—	44,645	—	5.01%	319	2011
South Plains Mall	58,236	—	58,732	—	8.29%	454	2009
South Towne Center(l)	64,000	—	64,000	—	6.66%	355	2008
Towne Mall	14,604	—	14,838	—	4.99%	100	2012
Tucson La Encantada	—	78,000	—	78,000	5.84%	364	2012
Twenty Ninth Street(m)	115,000	—	110,558	—	3.48%	334	2009
Valley River Center	120,000	—	120,000	—	5.60%	560	2016
Valley View Center	125,000	—	125,000	—	5.81%	605	2011
Victor Valley, Mall of(n)	100,000	—	51,211	—	4.32%	360	2011
Village Fair North(o)	—	—	10,880	—	5.89%	82	—
Vintage Faire Mall	63,868	—	64,386	—	7.91%	508	2010
Westside Pavilion(p)	175,000	—	92,037	—	5.33%	777	2011
Wilton Mall	43,622	—	44,624	—	4.79%	349	2009

	$3,103,930	$224,034	$3,102,422	$225,848

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

  Debt premiums (discounts) consist of the following:

Property Pledged as Collateral	June 30, 2008	December 31, 2007
Danbury Fair Mall	$11,298	$13,405
Deptford Mall	(44)	—
Eastview Commons	—	573
Eastview Mall	—	1,736
Freehold Raceway Mall	10,656	12,373
Great Northern Mall	(150)	(164)
Hilton Village	(61)	(70)
Marketplace Mall	—	1,650
Paradise Valley Mall	245	392
Pittsford Plaza	—	857
Shoppingtown Mall	3,191	3,731
Towne Mall	417	464
Victor Valley, Mall of	—	54
Village Fair North	—	49
Wilton Mall	1,996	2,729

	$27,548	$37,779

(b)
This represents the monthly payment of principal and interest.

(c)
On March 20, 2008, the Company obtained a construction loan that provides for borrowings of up to $101,000 and bears interest at LIBOR plus a spread of 1.10% to 1.35% depending on certain conditions. The loan matures on March 14, 2011, with two one-year extension options. At June 30, 2008, the total interest rate was 3.84%.

(d)
In addition to monthly principal and interest payments, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property's gross receipts exceeds a base amount. Contingent interest expense recognized by the Company was $33 and $113 for the three months ended June 30, 2008 and 2007 and $113 and $192 for the six months ended June 30, 2008 and 2007, respectively.

(e)
Concurrent with the acquisition of the fee simple interest in a free standing department store, the Company assumed the existing loan on the property. The loan bears interest at 6.46% and matures on June 1, 2016.

(f)
On January 1, 2008, these loans were transferred in connection with the redemption of the participating convertible preferred units of MACWH, LP (See Rochester Redemption in Note 14—Discontinued Operations).

(g)
On July 10, 2008, the Company replaced the existing loan on the property with a new $170,000 loan, bearing interest at 6.76% and maturing on August 1, 2015.

(h)
The floating rate loan bears interest at LIBOR plus 0.88%. On May 2, 2008, the Company exercised an option under the loan agreement to extend the maturity of the loan to August 9, 2009. The Company has an interest rate cap agreement over the loan term which effectively prevents LIBOR from exceeding 7.12%. At June 30, 2008 and December 31, 2007, the total interest rate was 3.85% and 6.48%, respectively.

(i)
The floating rate loan bears interest at LIBOR plus 0.85% and matures in February 2010. The Company has an interest rate cap agreement on this loan which effectively prevents LIBOR from exceeding 6.65%. At June 30, 2008 and December 31, 2007, the total interest rate was 3.56% and 6.00%, respectively.

(j)
The construction loan allows for total borrowings of up to $110,000, and bears interest at LIBOR plus a spread of 1.20% to 1.40% depending on certain conditions. The loan matures in August 2009, with two one-year extension options. At June 30, 2008 and December 31, 2007, the total interest rate was 4.13% and 6.35%, respectively.

(k)
On June 13, 2008, the Company placed a construction loan on the property that allows for borrowings of up to $150,000. The loan bears interest at LIBOR plus a spread of 2.10% to 2.25% depending on certain conditions. The loan matures on June 13, 2011, with two one-year extension options. At June 30, 2008, the total interest rate was 5.22%.

(l)
The Company plans to pay off this loan upon maturity from borrowings under its line of credit.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

9. Mortgage Notes Payable: (Continued)

(m)
The construction loan allowed for total borrowings of up to $115,000, and bears interest at LIBOR plus 0.80%. The loan matures in June 2009, with a one-year extension option. At June 30, 2008 and December 31, 2007, the total interest rate was 3.48% and 5.93%, respectively.

(n)
The previous loan was paid off in full on March 1, 2008. On May 6, 2008, the Company placed a new floating rate loan for $100,000 on the property, bearing interest at LIBOR plus 1.60% that matures on May 6, 2011, with two one-year extension options. At June 30, 2008, the total interest rate on the new loan was 4.32%.

(o)
This loan was paid off in full on April 16, 2008.

(p)
On June 5, 2008, the Company replaced the existing loan on the property with a new $175,000 loan that bears interest at LIBOR plus 2.00% and matures on June 5, 2011, with two one-year extension options. At June 30, 2008, the total interest rate on the new loan was 5.33%.

        Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

        Total interest expense capitalized was $8,584 and $8,934 for the three months ended June 30, 2008 and 2007 and $15,637 and $14,291 for the six months ended June 30, 2008 and 2007, respectively.

        The related party mortgage notes payable are amounts due to an affiliate of NML. See Note 11—Related-Party Transactions for interest expense associated with these loans.

10. Bank and Other Notes Payable:

        Bank and other notes payable consist of the following:

Convertible Senior Notes:

        On March 16, 2007, the Company issued $950,000 in convertible senior notes ("Senior Notes") that are to mature on March 15, 2012. The Senior Notes bear interest at 3.25%, payable semiannually, are senior unsecured debt of the Company and are guaranteed by the Operating Partnership. Prior to December 14, 2011, upon the occurrence of certain specified events, the Senior Notes will be convertible at the option of the holder into cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the election of the Company, at an initial conversion rate of 8.9702 shares per $1 principal amount. On and after December 15, 2011, the Senior Notes will be convertible at any time prior to the second business day preceding the maturity date at the option of the holder at the initial conversion rate. The initial conversion price of approximately $111.48 per share represented a 20% premium over the closing price of the Company's common stock on March 12, 2007. The initial conversion rate is subject to adjustment under certain circumstances. Holders of the Senior Notes do not have the right to require the Company to repurchase the Senior Notes prior to maturity except in connection with the occurrence of certain fundamental change transactions. The carrying value of the Senior Notes at June 30, 2008 and December 31, 2007 includes an unamortized discount of $7,037 and $7,988, respectively, incurred at issuance and is amortized into interest expense over the term of the Senior Notes in a manner that approximates the effective interest method. As of June 30, 2008 and December 31, 2007, the effective interest rate was 3.66%.

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

Line of Credit:

        The Company has a $1,500,000 revolving line of credit that matures on April 25, 2010 with a one-year extension option. The interest rate fluctuates from LIBOR plus 0.75% to LIBOR plus 1.10% depending on the Company's overall leverage. The Company has an interest rate swap agreement that effectively fixed the interest rate on $400,000 of the outstanding balance of the line of credit at 6.23% until April 25, 2011. As of June 30, 2008 and December 31, 2007, borrowings outstanding were $1,228,000 and $1,015,000 at an effective interest rate, excluding the $400,000 swapped portion, of 3.75% and 6.19%, respectively.

Term Notes:

        On April 25, 2005, the Company obtained a five-year, $450,000 term loan bearing interest at LIBOR plus 1.50%. In November 2005, the Company entered into an interest rate swap agreement that effectively fixed the interest rate of the term loan at 6.30% from December 1, 2005 to April 25, 2010. As of June 30, 2008 and December 31, 2007, the entire term loan was outstanding with an effective interest rate of 6.50%.

        On July 27, 2006, concurrent with the sale of Greeley Mall, the Company provided marketable securities to replace Greeley Mall as collateral for the mortgage note payable on the property (See Note 7—Marketable Securities). As a result of this transaction, the debt was reclassified to bank and other notes payable. This note bears interest at an effective rate of 6.34% and matures in September 2013. As of June 30, 2008 and December 31, 2007, the note had a balance outstanding of $27,362 and $27,676, respectively.

        As of June 30, 2008 and December 31, 2007, the Company was in compliance with all applicable loan covenants.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Management Fees
MMC	$2,960	$2,544	$5,885	$5,106
Westcor Management Companies	1,863	1,658	3,718	3,261
Wilmorite Management Companies	416	345	835	773

	$5,239	$4,547	$10,438	$9,140

Development and Leasing Fees
MMC	$96	$78	$195	$183
Westcor Management Companies	2,982	2,712	4,601	4,388
Wilmorite Management Companies	438	22	876	50

	$3,516	$2,812	$5,672	$4,621

        Certain mortgage notes are held by NML (See Note 9—Mortgage Notes Payable). Interest expense in connection with these notes was $3,678 and $3,213 for the three months ended June 30, 2008 and 2007 and $7,372 and $5,862 for the six months ended June 30, 2008 and 2007, respectively. Included in accounts payable and accrued expenses is interest payable to NML of $1,100 and $1,150 at June 30, 2008 and December 31, 2007, respectively.

        As of June 30, 2008 and December 31, 2007, the Company had loans to unconsolidated joint ventures of $416 and $604, respectively. Interest income associated with these notes was $9 and $10 for the three months ended June 30, 2008 and 2007 and $21 and $22 for the six months ended June 30, 2008 and 2007, respectively. These loans represent initial funds advanced to development stage projects prior to construction loan funding. Correspondingly, loan payables in the same amount have been accrued as an obligation by the various joint ventures.

        Due from affiliates of $6,095 and $5,729 at June 30, 2008 and December 31, 2007, respectively, represents unreimbursed costs and fees due from unconsolidated joint ventures under management agreements.

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

Mervyn's:

        On December 17, 2007, the Company purchased a portfolio of ground leasehold and/or fee simple interests in 39 Mervyn's department stores for $400,160. The Company purchased an additional ground leasehold interest on January 31, 2008 for $13,182 and a fee simple interest on February 29, 2008 for $19,338. All of the purchased properties are located in the Southwest United States. The purchase price was funded by cash and borrowings under the Company's line of credit. Concurrent with each acquisition, the Company entered into individual agreements to lease back the properties to Mervyn's for terms of 14 to 20 years.

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

Boscov's:

        On May 20, 2008, the Company purchased fee simple interests in a 161,350 square foot Boscov's department store at Deptford Mall in Deptford, New Jersey. The total purchase price of $23,500 was funded by the assumption of the existing mortgage note on the property and by borrowings under the Company's line of credit. The results of operations have included this property since the date of acquisition.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

14. Discontinued Operations:

        The following operations were recently disposed or designated as held for sale by the Company:

Mervyn's:

        On December 17, 2007, the Company purchased a portfolio of ground leasehold and/or fee simple interests in 39 Mervyn's department stores for $400,160. The Company purchased an additional ground leasehold interest on January 31, 2008 for $13,182 and a fee simple interest on February 29, 2008 for $19,338. (See Note 13—Acquisitions). Upon closing of these acquisitions, management designated the 29 stores located at shopping centers not owned or managed by the Company in the portfolio as available for sale. The results of operations from these properties have been included in income from discontinued operations since the respective acquisition dates. The carrying value of these properties at June 30, 2008 and December 31, 2007 was $326,763 and $250,648, respectively, and has been recorded as assets held for sale.

Rochester Redemption:

        On April 25, 2005, the Company and the Operating Partnership acquired Wilmorite Properties, Inc., a Delaware corporation ("Wilmorite"), and Wilmorite Holdings, L.P., a Delaware limited partnership ("Wilmorite Holdings"). Wilmorite's portfolio included interests in 11 regional malls and two open-air community shopping centers with 13,400,000 square feet of space located in Connecticut, New York, New Jersey, Kentucky and Virginia. The total purchase price was approximately $2,333,333, plus adjustments for working capital, including the assumption of approximately $877,174 of existing debt with an average interest rate of 6.43%, and the issuance of 3,426,609 Class A participating convertible preferred units ("PCPUs") valued at $213,786, 344,625 Class A non-participating convertible preferred units valued at $21,501 and 93,209 common units in Wilmorite Holdings valued at $5,815. The balance of the consideration to the equity holders of Wilmorite and Wilmorite Holdings was paid in cash, which was provided primarily by a five-year, $450,000 term loan bearing interest at LIBOR plus 1.50% and a $650,000 acquisition loan which had a term of up to two years and bore interest initially at LIBOR plus 1.60%. An affiliate of the Operating Partnership is the general partner and, together with other affiliates, owned as of December 31, 2007 approximately 84% of Wilmorite Holdings, with the remaining 16% held by those limited partners of Wilmorite Holdings who elected to receive convertible preferred units or common units in Wilmorite Holdings rather than cash. These interests represented a minority interest in MACWH, LP, a subsidiary of the Operating Partnership and successor in interest in Wilmorite Holdings, which in turn holds the Wilmorite portfolio, and were recorded at predecessor basis, representing, at acquisition date, a $195,905 reduction from fair value in the balance sheet with the earnings attributable to these interests reported as minority interest in consolidated joint ventures in the consolidated statements of operations.

        On January 1, 2008, a subsidiary of the Operating Partnership, at the election of the holders, redeemed the 3,426,609 PCPUs. As a result of the redemption, the Company received the 16.32% minority interest in the portion of the Wilmorite portfolio that included Danbury Fair Mall, Freehold Raceway Mall, Great Northern Mall, Rotterdam Square, Shoppingtown Mall, Towne Mall, Tysons Corner Center and Wilton Mall, collectively referred to as the "Non-Rochester Properties," for total

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

14. Discontinued Operations: (Continued)

consideration of $224,393, in exchange for the Company's ownership interest in the portion of the Wilmorite portfolio that consisted of Eastview Commons, Eastview Mall, Greece Ridge Center, Marketplace Mall and Pittsford Plaza, collectively referred to as the "Rochester Properties," including approximately $18,000 in cash held at those properties. Included in the redemption consideration was the assumption of the remaining 16.32% interest in the indebtedness of the Non-Rochester Properties, which had an estimated fair value of $105,962. The Company determined the fair value of the debt using a present value model based upon the terms of equivalent debt and upon credit spreads made available to the Company. The fair value of the debt consisted of $71,032 of Level 2 inputs and $34,930 of Level 3 inputs in accordance with SFAS No. 157. The source of the Level 2 inputs involved the use of the nominal weekly average of the U.S. treasury rates. In addition, the Company also received additional consideration of $11,763, in the form of a note, for certain working capital adjustments, extraordinary capital expenditures, leasing commissions, tenant allowances, and decreases in indebtedness during the Company's period of ownership of the Rochester Properties. The Company recognized a gain of $99,263 on the exchange based on the difference between the fair value of the additional interest acquired in the Non-Rochester Properties and the carrying value of the Rochester Properties, net of minority interest. This exchange is referred to herein as the "Rochester Redemption."

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

        The Company has classified the results of operations for the three and six months ended June 30, 2008 and 2007 for all of the above dispositions as discontinued operations.

        The loss on sale of assets from discontinued operations of $1,124 and $1,413 for the three and six months ended June 30, 2007, respectively, consisted of additional costs related to properties sold in 2006.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

14. Discontinued Operations: (Continued)

        Revenues and income from discontinued operations were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Scottsdale/101	$—	$26	$10	$42
Park Lane Mall	—	2	—	14
Holiday Village	—	68	338	133
Greeley Mall	—	(2)	—	(3)
Great Falls Marketplace	43	—	(21)	—
Citadel Mall	—	(36)	—	47
Northwest Arkansas Mall	—	9	—	33
Crossroads Mall	—	(63)	—	(26)
Mervyn's	8,511	—	16,209	—
Rochester Properties	—	21,464	—	40,337

	$8,554	$21,468	$16,536	$40,577

Income from discontinued operations:
Scottsdale/101	$(3)	$1	$(1)	$3
Park Lane Mall	—	1	—	19
Holiday Village	—	51	338	114
Greeley Mall	—	(253)	—	(258)
Great Falls Marketplace	31	—	(33)	1
Citadel Mall	—	(192)	—	(134)
Northwest Arkansas Mall	—	18	—	23
Crossroads Mall	—	15	—	51
Mervyn's	5,465	—	10,714	—
Rochester Properties	—	1,730	—	2,048

	$5,493	$1,371	$11,018	$1,867

15. Commitments and Contingencies:

        The Company has certain properties that are subject to non-cancelable operating ground leases. The leases expire at various times through 2097, subject in some cases, to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income as defined in the lease agreements. Ground rent expense was $1,818 and $851 for the three months ended June 30, 2008 and 2007 and $3,635 and $1,717 for the six months ended June 30, 2008 and 2007, respectively. No contingent rent was incurred in either period.

        As of June 30, 2008 and December 31, 2007, the Company was contingently liable for $6,574 in letters of credit guaranteeing performance by the Company of certain obligations relating to the

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

15. Commitments and Contingencies: (Continued)

Centers. The Company does not believe that these letters of credit will result in a liability to the Company. In addition, the Company has a $24,000 letter of credit that serves as collateral to a liability assumed in the acquisition of Shoppingtown Mall in 2005.

        The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the agreement. At June 30, 2008, the Company had $111,838 in outstanding obligations, which it believes will be settled in the next twelve months.

16. Share and Unit-Based Plans:

        The Company has established share and unit-based compensation plans for the purpose of attracting and retaining executive officers, directors and key employees. The share-based compensation plans provide for grants of stock awards, stock options, stock appreciation rights, operating partnership units and phantom stock units. In addition, the Company has established an Employee Stock Purchase Plan to allow employees to purchase the Company's common stock at a discount.

        The Company accounts for its share and unit-based compensation plans in accordance with SFAS No. 123(R), "Share-Based Payment." Under SFAS No. 123(R), an equity instrument is not recorded to common stockholders' equity until the related compensation expense is recorded over the requisite service period of the award. The Company records compensation cost on a straight-line basis for awards, excluding the market-indexed awards referred to as "LTIP Units." Compensation cost for the market-indexed LTIP Unit awards are recognized under the graded attribution method.

        On March 7, 2008, the Company granted 1,257,134 stock appreciation rights ("SARs") to certain executives of the Company as an additional component of compensation. The SARs vest on March 15, 2011. Once the SARs have vested, the executive will have up to 10 years from the grant date to exercise the SARs. There is no performance requirement, only a service condition of continued employment. Upon exercise, the executives will receive unrestricted common shares for the appreciation in value of the SARs from the grant date to the exercise date. The Company has measured the grant date value of each SAR to be $7.68 as determined using the Black-Scholes Option Pricing Model based upon the following assumptions: volatility of 22.52%, dividend yield of 5.23%, risk free rate of 3.15%, current value of $61.17 and an expected term of 8 years. The assumptions for volatility and dividend yield were based on the Company's historical experience as a publicly traded company, the current value was based on the closing price on the date of grant and the risk free rate was based upon the interest rate of the 10-year treasury bond on the date of grant.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

16. Share and Unit-Based Plans: (Continued)

        The following table summarizes the activity of the other non-vested share and unit-based plans:

	LTIP Units		Stock Awards		Phantom Stock
	Number of Units	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Balance at January 1, 2008	187,387	$55.90	336,072	$77.21	6,419	$83.86
Granted	118,780	$61.17	127,273	$61.17	2,994	$64.83
Vested	(6,817)	$89.21	(182,498)	$70.06	(4,599)	$71.46
Forfeited	—		(1,140)	$71.71	—

Balance at June 30, 2008	299,350	$57.02	279,707	$74.60	4,814	$83.86

        The following summarizes the compensation cost under share and unit-based plans:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
LTIP units	$1,710	$2,054	$2,985	$4,044
Stock awards	2,645	3,229	5,993	5,996
Stock options	148	—	296	—
SARs	795	—	1,014	—
Phantom stock units	162	223	329	290

	$5,460	$5,506	$10,617	$10,330

        The Company capitalized share and unit-based compensation costs of $2,651 and $1,638 during the three months ended June 30, 2008 and 2007 and $4,922 and $3,069 during the six months ended June 30, 2008 and 2007, respectively.

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

plus accrued and unpaid dividends. The Series A Preferred Stock holder also has the right to require the Company to repurchase its shares if the Company fails to be taxed as a REIT for federal tax purposes at a price equal to 115% of its liquidation preference plus accrued and unpaid dividends to the extent funds are legally available therefor.

        On October 18, 2007, the holder of the Series A Preferred Stock converted 560,000 shares to common shares. On May 6, 2008, the holder of the Series A Preferred Stock converted 684,000 shares to common shares. On May 8, 2008, the holder of the Series A Preferred Stock converted 1,338,860 shares to common shares.

        The total liquidation preference as of June 30, 2008 was $28,791.

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

18. Income Taxes: (Continued)

        The income tax benefit (provision) of the TRSs is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Current	$7	$(8)	$—	$(17)
Deferred	682	795	388	924

Total income tax benefit	$689	$787	$388	$907

        SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred tax assets and liabilities of the TRSs relate primarily to differences in the book and tax bases of property and to operating loss carryforwards for federal and state income tax purposes. A valuation allowance for deferred tax assets is provided if the Company believes it is more likely than not that all or some portion of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent on the Company generating sufficient taxable income in future periods. The net operating loss carryforwards are currently scheduled to expire through 2028, beginning in 2012. Net deferred tax assets were $13,502 and $12,080 at June 30, 2008 and December 31, 2007, respectively.

        The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109," on January 1, 2007. The adoption of this standard did not have a material impact on the Company's results of operations or financial condition. At the adoption date of January 1, 2007, the Company had $1,574 of unrecognized tax benefit, all of which would affect the Company's effective tax rate if recognized, and which was recorded as a charge to accumulated deficit. At June 30, 2008, the Company had $2,227 of unrecognized tax benefit. As a result of tax positions taken during the current year, an increase in the unrecognized tax benefit of $164 and $321 was included in the Company's consolidated statements of operations for the three and six months ended June 30, 2008, respectively.

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

20. Restatement:

        Subsequent to the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2007, management determined that the consolidated financial statements as of December 31, 2007 and December 31, 2006, and for each of the three years during the period ended December 31, 2007 required restatement to correctly account for the acquisition of Wilmorite and Wilmorite Holdings and the convertible preferred units ("CPU's") issued to prior owners in connection with the acquisition of the Wilmorite portfolio (see Note 14—Discontinued Operations). Form 10-K/A Amendment No. 1 was filed to restate these periods. Additionally, the interim periods from fiscal 2007 have been and will be prospectively corrected by the Company with each Quarterly Report on Form 10-Q filed in 2008. The Company improperly applied purchase accounting to 100% of the Wilmorite and Wilmorite Holdings acquisition and therefore minority interests in the Wilmorite portfolio were improperly recorded at fair value at the time of acquisition and presented outside of permanent equity as Class A participating and non-participating convertible preferred securities in the consolidated balance sheets with the periodic distributions reflected as preferred dividends as a reduction of net income available to common stockholders within the consolidated statements of operations. Upon further consideration, the Company determined that these interests represent a minority interest in MACWH, LP, which in turn holds the Wilmorite portfolio. Accordingly, the Company should only have applied purchase accounting to the extent of its proportionate interest in MACWH, LP. The Company has corrected the accounting for these interests by recording a reduction in these interests of $195,905 from fair value to predecessor basis in the consolidated balance sheets with the earnings and dividends paid attributable to these interests reported as minority interests in consolidated joint ventures in the consolidated statements of operations. The adjustment also includes a reduction in depreciation expense from the 100% stepped up property basis previously reported.

        In addition, because the participating CPU's were redeemable for the Rochester Properties (assets of MACWH, LP) at the option of the CPU holders, they are subject to EITF Topic D-98, "Classification and Measurement of Redeemable Securities" and accounted for as redeemable minority interest at the greater of their redemption value or amount that would result from applying Accounting Research Bulletin No. 51 "Consolidated Financial Statements" consolidation accounting. The Company recognized the redeemable minority interest at historical cost within purchase accounting and subsequently adjusted the carrying value of the redeemable minority interest or redemption value changes at the end of each reporting period as a reduction of net income available to common stockholders within the consolidated statements of operations.

        The restatement resulted in a decrease in net income available to common stockholders of $2,548 and $1,605 for the three and six months ended June 30, 2007, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

20. Restatement: (Continued)

        The following is a summary of the impact of the restatement on the financial statements below:

	As Previously Reported	Restatement Adjustment	Reclassification Adjustments(1)	As Restated
Consolidated Statements of Operations for the three months ended June 30, 2007
Revenues:
Minimum rents	$125,901	$—	$(11,117)	$114,784
Percentage rents	2,862	—	(24)	2,838
Tenant recoveries	68,139	—	(7,489)	60,650
Management Companies	9,599	—	—	9,599
Other	9,287	—	(2,834)	6,453

Total revenues	215,788	—	(21,464)	194,324

Expenses:
Shopping center and operating expenses	68,774	—	(6,901)	61,873
Management Companies' operating expenses	18,519	—	—	18,519
REIT general and administrative expenses	4,412	—	—	4,412
Depreciation and amortization	60,404	(1,113)	(5,638)	53,653

	152,109	(1,113)	(12,539)	138,457

Interest expense:
Related parties	3,213	—	—	3,213
Other	59,048	—	(3,535)	55,513

	62,261	—	(3,535)	58,726

Total expenses	214,370	(1,113)	(16,074)	197,183
Minority interest in consolidated joint ventures	(27)	(3,547)	3,657	83
Equity in income of unconsolidated joint ventures	18,997	—	—	18,997
Income tax benefit	787	—	—	787
Gain on sale of assets	2,279	—	—	2,279

Income from continuing operations	23,454	(2,434)	(1,733)	19,287

Discontinued operations:
Loss on sale of assets	(1,124)	—	—	(1,124)
Income from discontinued operations	(362)	—	1,733	1,371

Total income from discontinued operations	(1,486)	—	1,733	247

Income before minority interest and preferred dividends	21,968	(2,434)	—	19,534
Less: minority interest in Operating Partnership	2,398	(458)	—	1,940

Net income	19,570	(1,976)	—	17,594
Less: preferred dividends	6,122	(3,547)	—	2,575
Less: adjustment of minority interest due to redemption value	—	4,119	—	4,119

Net income available to common stockholders	$13,448	$(2,548)	$—	$10,900

Earnings per common share—basic:
Income from continuing operations	$0.21	$0.01	$(0.02)	$0.20
Discontinued operations	$(0.02)	$(0.05)	$0.02	$(0.05)

Net income available to common stockholders	$0.19	$(0.04)	$—	$0.15

Earnings per common share—diluted:
Income from continuing operations	$0.21	$0.01	$(0.02)	$0.20
Discontinued operations	$(0.02)	$(0.05)	$0.02	$(0.05)

Net income available to common stockholders	$0.19	$(0.04)	$—	$0.15

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

20. Restatement: (Continued)

	As Previously Reported	Restatement Adjustment	Reclassification Adjustments(1)	As Restated
Consolidated Statements of Operations for the six months ended June 30, 2007
Revenues:
Minimum rents	$249,883	$—	$(22,139)	$227,744
Percentage rents	6,627	—	(125)	6,502
Tenant recoveries	135,793	—	(14,278)	121,515
Management Companies	18,353	—	—	18,353
Other	16,800	—	(3,792)	13,008

Total revenues	427,456	—	(40,334)	387,122

Expenses:
Shopping center and operating expenses	137,395	—	(13,506)	123,889
Management Companies' operating expenses	36,274	—	—	36,274
REIT general and administrative expenses	9,785	—	—	9,785
Depreciation and amortization	117,494	(2,227)	(10,235)	105,032

	300,948	(2,227)	(23,741)	274,980

Interest expense:
Related parties	5,862	—	—	5,862
Other	123,954	—	(7,070)	116,884

	129,816	—	(7,070)	122,746
Loss on early extinguishment of debt	877	—	—	877

Total expenses	431,641	(2,227)	(30,811)	398,603
Minority interest in consolidated joint ventures	(1,516)	(7,094)	7,475	(1,135)
Equity in income of unconsolidated joint ventures	33,480	—	—	33,480
Income tax benefit	907	—	—	907
Gain on sale of assets	4,031	—	—	4,031

Income from continuing operations	32,717	(4,867)	(2,048)	25,802

Discontinued operations:
Loss on sale of assets	(1,413)	—	—	(1,413)
Income from discontinued operations	(181)	—	2,048	1,867

Total income from discontinued operations	(1,594)	—	2,048	454

Income before minority interest and preferred dividends	31,123	(4,867)	—	26,256
Less: minority interest in Operating Partnership	2,865	(287)	—	2,578

Net income	28,258	(4,580)	—	23,678
Less: preferred dividends	12,244	(7,094)	—	5,150
Less: adjustment of minority interest due to redemption value	—	4,119	—	4,119

Net income available to common stockholders	$16,014	$(1,605)	$—	$14,409

Earnings per common share—basic:
Income from continuing operations	$0.24	$0.03	$(0.02)	$0.25
Discontinued operations	$(0.02)	$(0.05)	$0.02	$(0.05)

Net income available to common stockholders	$0.22	$(0.02)	$—	$0.20

Earnings per common share—diluted:
Income from continuing operations	$0.24	$0.03	$(0.02)	$0.25
Discontinued operations	$(0.02)	$(0.05)	$0.02	$(0.05)

Net income available to common stockholders	$0.22	$(0.02)	$—	$0.20

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

20. Restatement: (Continued)

	As Previously Reported	Restatement Adjustment	Reclassification Adjustments(1)	As Restated
Consolidated Statements of Cash Flows for the six months ended June 30, 2007
Net income available to common stockholders	16,014	(1,605)	—	14,409
Preferred dividends	12,244	(7,094)	—	5,150
Adjustment of minority interest due to redemption value	—	4,119	—	4,119
Net income	28,258	(4,580)	—	23,678
Depreciation and amortization	117,491	(2,227)	—	115,264
Minority interest in Operating Partnership	2,865	(287)	—	2,578
Minority interest in consolidated joint ventures	1,516	7,094	—	8,610

(1)
Reclassification adjustments include the reclassification of the results of operations of the Rochester Properties to discontinued operations. In addition, loss on the early extinguishment of debt has been reclassified to be included in total expenses.

21. Subsequent Events:

        On July 11, 2008, the Company obtained a construction loan on The Oaks that allows for borrowings of up to $300,000. The initial draw under the loan was $220,422. The loan bears interest at LIBOR plus a spread of 1.75% to 2.10% depending on certain conditions. The loan matures on July 7, 2011, with two one-year extension options. The proceeds were used to pay down the Company's line of credit.

        On July 31, 2008, the Company's joint venture in Broadway Plaza replaced the $58,855 loan on the property with a new $150,000 loan, bearing interest at 6.11% and maturing on August 15, 2015. The lender is Northwestern Mutual life, an affiliate of the Company's partner in the joint venture. The Company's share of the incremental proceeds was used to pay down its line of credit.

        On July 31, 2008, the Company declared a dividend/distribution of $0.80 per share for common stockholders, OP Unit holders and Series A Preferred Stock holders of record on August 21, 2008. In addition, MACWH, LP declared a distribution of $1.05 for its non-participating convertible preferred unit holders and $0.80 per unit for its common unit holders of record on August 21, 2008. All dividends/distributions will be paid on September 8, 2008.

        In July 2008, Mervyn's filed for bankruptcy protection. The Company has 46 Mervyn's stores in its portfolio. The Company owns the ground leasehold and/or fee simple interest in 43 of those stores and the remaining three are owned by Mervyn's but are located at the Company's Centers. In the event Mervyn's elects, under the bankruptcy laws, to reject the lease of any Mervyn's store in the Company's portfolio, (i) the Company will lose rental revenues and tenant recoveries due under the applicable lease, and (ii) there will be a write off of the intangible asset and/or liability recorded as a result of applying SFAS No. 141, "Business Combinations," ("SFAS 141") to such lease. In connection with the acquisition of the Mervyn's portfolio (See Note 13—Acquisitions) and applying SFAS 141, the Company recorded intangible assets of $107,609 and intangible liabilities of $57,404.

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

        Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or the industry to differ materially from the Company's future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. You are urged to carefully review the disclosures the Company makes concerning risks and other factors that may affect our business and operating results, including those made in "Item 1A. Risk Factors" in this Form 10-Q and in our Annual Report on Form 10-K/A for the year ended December 31, 2007, as well as our other reports filed with the Securities and Exchange Commission, which disclosures are incorporated herein by reference. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. The Company does not intend, and undertakes no obligation, to update any forward-looking information to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

        Management's Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the restatement of the consolidated statements of operations for the three and six months ended June 30, 2007 and the consolidated statement of cash flows for the six months ended June 30, 2007. For a more detailed description of the restatement, see Note 20—Restatement, in the Company's Notes to Consolidated Financial Statements.

Management's Overview and Summary

        The Company is involved in the acquisition, ownership, development, redevelopment, management, and leasing of regional and community shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"). As of June 30, 2008, the Operating Partnership owned or had an ownership interest in 72 regional shopping centers and 19 community shopping centers aggregating approximately 77 million square feet of gross leasable area. These 91 regional and community shopping centers are referred to hereinafter as the "Centers," unless the context otherwise requires.

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

        The following discussion is based primarily on the consolidated financial statements of the Company for the three and six months ended June 30, 2008 and 2007. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

        On December 17, 2007, the Company purchased a portfolio of ground leasehold and/or fee simple interests in 39 freestanding Mervyn's stores located in the Southwest United States. The purchase price of $400.2 million was funded by cash and borrowings under the Company's line of credit. At acquisition, management designated 27 of the freestanding stores located at shopping centers not owned or managed by the Company as available for sale.

        Hilton Village and the 12 Mervyn's freestanding stores that have not been designated as available for sale are referred herein as the "2007 Acquisition Properties."

        On January 1, 2008, a subsidiary of the Operating Partnership, at the election of the holders, redeemed the 3,426,609 Class A participating convertible preferred units ("PCPUs"). As a result of the redemption, the Company received the 16.32% minority interest in the portion of the Wilmorite portfolio that included Danbury Fair Mall, Freehold Raceway Mall, Great Northern Mall, Rotterdam Square, Shoppingtown Mall, Towne Mall, Tysons Corner Center and Wilton Mall, collectively, referred to as the "Non-Rochester Properties," for total consideration of $224.4 million, in exchange for the Company's ownership interest in the portion of the Wilmorite portfolio that consisted of Eastview Mall, Eastview Commons, Greece Ridge Center, Marketplace Mall and Pittsford Plaza, collectively referred to as the "Rochester Properties." Included in the redemption consideration was the assumption of the remaining 16.32% interest in the indebtedness of the Non-Rochester Properties, which had an estimated fair value of $106.0 million. The Company determined the fair value of the debt using a present value model based upon the terms of equivalent debt and upon credit spreads made available to the Company. The fair value of the debt consisted of $71.1 million of Level 2 inputs and

$34.9 million of Level 3 inputs in accordance with SFAS No. 157. In addition, the Company also received additional consideration of $11.8 million, in the form of a note, for certain working capital adjustments, extraordinary capital expenditures, leasing commissions, tenant allowances, and decreases in indebtedness during the Company's period of ownership of the Rochester Properties. The Company recognized a gain of $99.3 million on the exchange. This exchange is referred to herein as the "Rochester Redemption."

        On January 10, 2008, the Company, in a 50/50 joint venture, acquired The Shops at North Bridge, a 680,933 square foot urban shopping center in Chicago, Illinois, for a total purchase price of $515 million. The Company's share of the purchase price was funded by the assumption of a pro rata share of the $205 million fixed rate mortgage on the Center and by borrowings under the Company's line of credit.

        On January 31, 2008, the Company purchased a ground leasehold interest in a freestanding Mervyn's store located in Hayward, California. The purchase price of $13.2 million was funded by cash and borrowings under the Company's line of credit. At acquisition, management designated the property as available for sale.

        On February 29, 2008, the Company purchased a fee simple interest in a freestanding Mervyn's store located in Monrovia, California. The purchase price of $19.3 million was funded by cash and borrowings under the Company's line of credit. At acquisition, management designated the property as available for sale.

        On May 20, 2008, the Company purchased fee simple interests in a 161,350 square foot Boscov's department store at Deptford Mall in Deptford, New Jersey. The total purchase price of $23.5 million was funded by the assumption of the existing mortgage note on the property and by borrowings under the Company's line of credit. The results of operations have included this property since the date of acquisition and is referred to herein as the "2008 Acquisition Property."

        On June 11, 2008, the Company became a 50% owner in a joint venture that acquired One Scottsdale, which plans to develop a luxury retail and mixed-use property in Scottsdale, Arizona. The Company's share of the purchase price was $52.5 million, which was funded by borrowings under the Company's line of credit.

Redevelopment:

        The expansion of The Oaks, a 1.1 million square foot super regional mall in Thousand Oaks, California, continues on schedule toward a multi-phased opening beginning with a 138,000 square foot Nordstrom Department Store projected to open in September 2008. New additions to the center's interior retail lineup include the first-to-markets Bare Escentuals, Fruits and Passions, kate spade, Marciano and Teavana. Construction on the two-level, open-air retail, dining and entertainment venue, anchored by Muvico Entertainment, Devon Seafood Grill, Ruth's Chris Steakhouse and Lazy Dog Cafe and a complete interior renovation continues toward a phased opening beginning Fall 2008.

        On July 15, 2008, the Company announced plans for a new 122,000 square-foot Nordstrom that will debut as a new anchor for Santa Monica Place, a regional shopping center under redevelopment in Santa Monica, California. Nordstrom will replace the vacant anchor space acquired as a result of the Federated merger. Projected to re-open Fall 2009, construction on the project is well underway and the roof has been removed, setting the stage for the center's transformation into a sophisticated, urban, open-air environment.

        Vertical construction of an approximately 160,000 square foot luxury wing expansion at Scottsdale Fashion Square is underway and on schedule for a projected opening of Phase I of the project in Fall 2009. Anchored by a first-to-market 60,000 square foot Barneys New York, the expansion will introduce up to 100,000 square feet of luxury shops and restaurants on Scottsdale Road. New retailers inside the center include A/X Armani Exchange, Bare Escentuals, Bottega Veneta, Metropark, Puma and Socrati.

        On July 15, 2008, plans were announced to expand the existing Nordstrom footprint at Broadway Plaza, the Company's joint venture asset in Walnut Creek, California. Previously announced was the addition of luxury department store Neiman-Marcus. The entitlement process for the new anchor addition is anticipated to be completed in late 2008. Broadway Plaza is a 697,981 square foot open-air regional shopping center.

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

        Some of these estimates and assumptions include judgments on revenue recognition, estimates for common area maintenance and real estate tax accruals, provisions for uncollectible accounts, impairment of long-lived assets, the allocation of purchase price between tangible and intangible assets, and estimates for environmental matters. The Company's significant accounting policies are described in more detail in Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2007. However, the following policies are deemed to be critical.

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

Property:

        The Company capitalizes costs incurred in redevelopment and development of properties in accordance with Statement of Financial Accounting Standards ("SFAS") No. 34, "Capitalization of Interest Cost" and SFAS No. 67 "Accounting for Costs and the Initial Rental Operations of Real Estate Properties." The costs of land and building under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, developments costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. Capitalized costs are allocated to the specific components of a project that are benefited. The Company considers a construction project as completed and held available for occupancy and ceases capitalization of costs when the areas under development have been substantially completed.

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

Recent Accounting Pronouncements not yet Adopted

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

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51". SFAS No. 160 clarifies the accounting for a noncontrolling interest or minority interest in a subsidiary included in consolidated financial statements. The Company is required to adopt SFAS No. 160 on January 1, 2009 and is currently evaluating the impact of adoption on the Company's results of operations and financial condition.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133." SFAS No. 161 requires additional disclosures on derivative instruments and hedging activities and their effect on the reporting entity's financial statements. The Company is required to adopt SFAS No. 161 on January 1, 2009 and does not expect the adoption to have a material impact on the Company's results of operations or financial condition.

        In May 2008, the FASB issued FSP APB 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." FSP APB 14-1 requires that convertible debt instruments that may be settled in cash be separated into liability and equity components in a manner that will reflect the reporting entity's nonconvertible debt borrowing rate. The Company is required to adopt FSP APB 14-1 on January 1, 2009 and is currently evaluating the impact of adoption on the Company's results of operations or financial condition.

Results of Operations

        Many of the variations in the results of operations, discussed below, occurred due to the transactions described above, including the 2008 Acquisition Property, the 2007 Acquisition Properties and the Redevelopment Centers. For the comparison of the three and six months ended June 30, 2008 to the three and six months ended June 30, 2007, the "Same Centers" include all consolidated Centers, excluding the 2008 Acquisition Property, the 2007 Acquisition Properties and the Redevelopment Centers. The Redevelopment Centers include The Oaks, Santa Monica Place, Westside Pavilion, The Marketplace at Flagstaff, SanTan Village Regional Center and Promenade at Casa Grande.

Comparison of the Three Months Ended June 30, 2008 and 2007

Revenues:

        Minimum and percentage rents (collectively referred to as "rental revenue") increased by $8.9 million, or 7.6%, from 2007 to 2008. The increase in rental revenue is attributed to an increase of $3.3 million from the Redevelopment Centers, $2.7 million from the Same Centers, $2.7 million from the 2007 Acquisition Properties and $0.2 million from the 2008 Acquisition Property.

        Rental revenue includes the amortization of above and below market leases, the amortization of straight-line rents and lease termination income. The amortization of above and below market leases increased from $2.4 million in 2007 to $2.6 million in 2008. The amortization of straight-lined rents decreased from $2.3 million in 2007 to $2.0 million in 2008. Lease termination income decreased from $2.9 million in 2007 to $1.8 million in 2008.

        Tenant recoveries increased $5.0 million, or 8.2%, from 2007 to 2008. The increase in tenant recoveries is attributed to an increase of $3.1 million from the Same Centers, $1.3 million from the Redevelopment Centers and $0.6 million from the 2007 Acquisition Properties.

        Management Companies' revenues increased by $0.8 million from 2007 to 2008, primarily due to increased management fees and development fees received from the joint venture Centers and third party managed properties.

Shopping Center and Operating Expenses:

        Shopping center and operating expenses increased $5.4 million, or 8.7%, from 2007 to 2008. Approximately $2.1 million of the increase in shopping center and operating expenses is from the Same Centers, $2.1 million is from the Redevelopment Centers, $0.9 million is from the 2007 Acquisition Properties and $0.1 million is from the 2008 Acquisition Property.

Management Companies' Operating Expenses:

        Management Companies' operating expenses increased from $18.5 million in 2007 to $20.5 million in 2008, in part as a result of the additional costs of managing the joint venture Centers and third party managed properties and higher compensation expense due to increased staffing and higher professional fees.

REIT General and Administrative Expenses:

        REIT general and administrative expenses decreased by $0.3 million from 2007 to 2008. The decrease is primarily due to a decrease in share and unit-based compensation expense in 2008.

Depreciation and Amortization:

        Depreciation and amortization increased $3.2 million from 2007 to 2008. The increase in depreciation and amortization is primarily attributed to an increase of $3.9 million from the Same Centers, $0.8 million from the 2007 Acquisition Properties and $0.1 million from the 2008 Acquisition Property, offset in part by a decrease of $0.8 million from the Redevelopment Centers.

Interest Expense:

        Interest expense increased $9.8 million from 2007 to 2008. The increase in interest expense was primarily attributed to an increase of $7.5 million from increased borrowings under the Company's line of credit, $1.6 million from the Redevelopment Centers and $1.2 million from the Same Centers. The increase in interest expense was offset in part by a decrease of $0.1 million from term loans.

        The increase in interest expense on the Company's line of credit was due to an increase in average outstanding borrowings during 2008, in part, because of the purchase of the 2007 Acquisition Properties, The Shops at North Bridge and the 2008 Acquisition Property, which is offset in part by lower LIBOR rates and spreads.

        The above interest expense items are net of capitalized interest, which decreased from $8.9 million in 2007 to $8.6 million in 2008.

Equity in Income of Unconsolidated Joint Ventures:

        The equity in income of unconsolidated joint ventures increased $5.9 million from 2007 to 2008. The increase in equity in income of unconsolidated joint ventures is due in part to an increase of $1.2 million of gain on sale of assets at various joint venture properties in 2008, an increase of $0.8 million related to the acquisition of The Shops at North Bridge in 2008, an increase of $6.6 million from commission income earned in 2008.

Discontinued Operations:

        Income from discontinued operations increased $5.1 million from 2007 to 2008. The increase is primarily due to $5.5 million from the freestanding Mervyn's stores held for sale in 2008, offset in part by $1.7 million relating to the Rochester Redemption. See "Management's Overview and Summary—Acquisitions and Dispositions." As a result of the designation of the Mervyn's properties as held for sale and the Rochester Redemption, the Company classified the results of operations for these properties to discontinued operations for both periods presented.

Minority Interest in the Operating Partnership:

        The minority interest in the Operating Partnership represents the 14.5% weighted average interest of the Operating Partnership not owned by the Company during 2008 compared to the 15.7% not owned by the Company during 2007. The decrease in minority interest is primarily attributed to the conversion of 2,022,860 preferred shares into common shares in 2008 (See Note 17—Cumulative Convertible Redeemable Preferred Stock of the Company's Consolidated Financial Statements) and the repurchase of 807,000 shares in 2007 (See Note 12—Stock Repurchase Program of the Company's Consolidated Financial Statements).

Funds From Operations:

        Primarily as a result of the factors mentioned above, funds from operations ("FFO")—diluted increased 2.5% from $100.7 million in 2007 to $103.2 million in 2008. For the reconciliation of FFO and FFO—diluted to net income available to common stockholders, see "Funds from Operations" below.

Comparison of the Six Months Ended June 30, 2008 and 2007

Revenues:

        Rental revenue increased by $20.8 million, or 8.9%, from 2007 to 2008. The increase in rental revenue is attributed to an increase of $7.9 million from the Same Centers, $6.7 million from the Redevelopment Centers, $6.1 million from the 2007 Acquisition Properties and $0.2 million from the 2008 Acquisition Property.

        Rental revenue includes the amortization of above and below market leases, the amortization of straight-line rents and lease termination income. The amortization of above and below market leases increased from $5.7 million in 2007 to $6.1 million in 2008. The amortization of straight-lined rents decreased from $3.6 million in 2007 to $3.5 million in 2008. Lease termination income decreased from $5.1 million in 2007 to $3.9 million in 2008.

        Tenant recoveries increased $10.5 million, or 8.7%, from 2007 to 2008. The increase in tenant recoveries is attributed to an increase of $6.6 million from the Same Centers, $2.5 million from the Redevelopment Centers and $1.4 million from the 2007 Acquisition Properties.

        Management Companies' revenues increased by $1.7 million from 2007 to 2008, primarily due to increased management fees received from the joint venture Centers, additional third party management contracts and increased development fees from joint ventures.

Shopping Center and Operating Expenses:

        Shopping center and operating expenses increased $12.3 million, or 9.9%, from 2007 to 2008. Approximately $6.8 million of the increase in shopping center and operating expenses is from the Same Centers, $3.7 million is from the Redevelopment Centers, $1.8 million is from the 2007 Acquisition Properties and $0.1 million is from the 2008 Acquisition Property.

Management Companies' Operating Expenses:

        Management Companies' operating expenses increased from $36.3 million in 2007 to $38.9 million in 2008, in part as a result of the additional costs of managing the joint venture Centers and third party managed properties, and higher compensation expense due to increased staffing and higher professional fees.

REIT General and Administrative Expenses:

        REIT general and administrative expenses decreased by $1.2 million from 2007 to 2008. The decrease is primarily due to a decrease in share and unit-based compensation expense in 2008.

Depreciation and Amortization:

        Depreciation and amortization increased $12.5 million from 2007 to 2008. The increase in depreciation and amortization is primarily attributed to an increase of $8.9 million from the Same Centers, $3.0 million from the Redevelopment Centers, $2.7 million from the 2007 Acquisition Properties and $0.1 million from the 2008 Acquisition Property.

Interest Expense:

        Interest expense increased $16.6 million from 2007 to 2008. The increase in interest expense was primarily attributed to an increase of $10.3 million from increased borrowings under the Company's line of credit, $6.4 million from the convertible senior notes issued on March 16, 2007, and $3.4 million from the Same Centers. The increase in interest expense was offset in part by a decrease of $3.5 million from term loans and $0.1 million from the Redevelopment Centers.

        The increase in interest expense on the Company's line of credit was due to an increase in average outstanding borrowings during 2008, in part, because of the purchase of The Shops at North Bridge, the 2007 Acquisition Properties and the 2008 Acquisition Property, which is offset in part by lower LIBOR rates and spreads. The decrease in interest on term loans was due to the repayment of the $250 million loan in 2007.

        The above interest expense items are net of capitalized interest, which increased from $14.3 million in 2007 to $15.6 million in 2008 due to an increase in redevelopment activity in 2008.

Loss on Early Extinguishment of Debt:

        The Company recorded a $0.9 million loss from the early extinguishment of the $250 million term loan in 2007.

Equity in Income of Unconsolidated Joint Ventures:

        The equity in income of unconsolidated joint ventures increased $13.8 million from 2007 to 2008. The increase in equity in income of unconsolidated joint ventures is due in part to a $2.0 million loss on the sale of assets at the SDG Macerich Properties, L.P. in 2007, an increase of $1.9 million related to the acquisition of The Shops at North Bridge in 2008 and an increase of $6.6 million from commission income earned in 2008.

Discontinued Operations:

        Income from discontinued operations increased $109.7 million from 2007 to 2008. The increase is primarily due to the $99.3 million gain from the Rochester Redemption in 2008 and $10.7 million from the Mervyn's stores held for sale in 2008. See "Management's Overview and Summary—Acquisitions and Dispositions." As a result of the designation of the Mervyn's properties as held for sale and the Rochester Redemption, the Company classified the results of operations for these properties to discontinued operations for both periods presented.

Minority Interest in the Operating Partnership:

        The minority interest in the Operating Partnership represents the 14.7% weighted average interest of the Operating Partnership not owned by the Company during 2008 compared to the 15.2% not owned by the Company during 2007. The decrease in minority interest is primarily attributed to the conversion of 2,022,860 preferred shares into common shares in 2008 (See Note 17—Cumulative Convertible Redeemable Preferred Stock of the Company's Consolidated Financial Statements) and the repurchase of 807,000 shares in 2007 (See Note 12—Stock Repurchase Program of the Company's Consolidated Financial Statements).

Funds From Operations:

        Primarily as a result of the factors mentioned above, FFO—diluted increased 12.5% from $177.1 million in 2007 to $199.2 million in 2008. For the reconciliation of FFO and FFO—diluted to net income available to common stockholders, see "Funds from Operations" below.

Operating Activities:

        Cash flows provided by operations increased from $102.0 million in 2007 to $107.2 million in 2008. The decrease was primarily due to changes in assets and liabilities in 2007 compared to 2008 and due to the results at the Centers as discussed above.

Investing Activities:

        Cash used in investing activities increased from $181.8 million in 2007 to $453.2 million in 2008. The increase in cash used in investing activities was primarily due to a $126.0 million increase in contributions to unconsolidated joint ventures, a $103.2 million increase in capital expenditures, $18.9 million of cash transferred relating to the Rochester Redemption and a decrease of $16.4 million in distributions from unconsolidated joint ventures. The increase in contributions to unconsolidated joint ventures was attributed to the Company's pro rata share of the purchase of The Shops at North Bridge (See "Management's Overview and Summary—Acquisitions and Dispositions.")

Financing Activities:

        Cash flow provided by financing activities increased to $314.5 million, compared to cash used in financing activities of $140.6 million in 2007. The increase in cash provided by financing activities was primarily due to a decrease of $919.6 million in repayments of mortgages and bank notes payable in 2008, the $75.0 million repurchase of common shares in 2007 and the $59.9 million purchase of Capped Calls in 2007, offset in part by a decrease of $588.3 million in proceeds from mortgage and bank notes payable in 2008. The decrease in proceeds and repayments of mortgage and bank payable in 2008 is due to the issuance of the $950.0 million convertible senior notes in 2007.

Liquidity and Capital Resources

        The Company intends to meet its short term liquidity requirements through cash generated from operations, working capital reserves, property secured borrowings, unsecured corporate borrowings and borrowings under the revolving line of credit. The Company anticipates that revenues will continue to provide necessary funds for its operating expenses and debt service requirements and to pay dividends to stockholders in accordance with REIT requirements. The Company anticipates that cash generated from operations, together with cash on hand, will be adequate to fund capital expenditures which will not be reimbursed by tenants, other than non-recurring capital expenditures.

        The following tables summarize capital expenditures incurred at the Centers:

	For the Six Months Ended June 30,
(Dollars in thousands)	2008	2007
Consolidated Centers:
Acquisitions of property and equipment	$69,094	$3,331
Development, redevelopment and expansion of Centers	266,288	240,741
Renovations of Centers	4,739	14,607
Tenant allowances	6,445	8,909
Deferred leasing charges	12,256	13,327

	$358,822	$280,915

Joint Venture Centers (at Company's pro rata share):
Acquisitions of property and equipment	$265,834	$1,885
Development, redevelopment and expansion of Centers	16,372	7,612
Renovations of Centers	6,017	5,171
Tenant allowances	3,653	4,606
Deferred leasing charges	1,741	2,079

	$293,617	$21,353

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

        The Company's total outstanding loan indebtedness at June 30, 2008 was $7.9 billion (including $1.9 billion of its pro rata share of joint venture debt). This equated to a debt to Total Market Capitalization (defined as total debt of the Company, including its pro rata share of joint venture debt, plus aggregate market value of outstanding shares of common stock, assuming full conversion of OP Units, MACWH, LP units and preferred stock into common stock) ratio of approximately 58.8% at June 30, 2008. The majority of the Company's debt consists of fixed-rate conventional mortgages payable collateralized by individual properties.

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

        The Company has a $1.5 billion revolving line of credit that matures on April 25, 2010 with a one-year extension option. The interest rate fluctuates between LIBOR plus 0.75% to LIBOR plus 1.10% depending on the Company's overall leverage. In September 2006, the Company entered into an interest rate swap agreement that effectively fixed the interest rate on $400.0 million of the outstanding balance of the line of credit at 6.23% until April 25, 2011. On March 16, 2007, the Company repaid $541.5 million of borrowings outstanding from the proceeds of the Senior Notes (See Note 10—Bank and Other Notes Payable of the Company's Consolidated Financial Statements). As of June 30, 2008 and December 31, 2007, borrowings outstanding were $1,228.0 million and $1,015.0 million, respectively, at an effective interest rate, net of the $400.0 million swapped portion, of 3.75% and 6.19%, respectively.

        On April 25, 2005, the Company obtained a five-year, $450.0 million term loan bearing interest at LIBOR plus 1.50%. In November 2005, the Company entered into an interest rate swap agreement that effectively fixed the interest rate of the $450.0 million term loan at 6.30% from December 1, 2005 to April 15, 2010. At June 30, 2008 and December 31, 2007, the entire loan was outstanding with an interest rate of 6.50%.

        At June 30, 2008, the Company was in compliance with all applicable loan covenants.

        At June 30, 2008, the Company had cash and cash equivalents available of $53.8 million.

Off-Balance Sheet Arrangements:

        The Company has an ownership interest in a number of joint ventures as detailed in Note 4 to the Company's Consolidated Financial Statements included herein. The Company accounts for those investments in which it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the Consolidated Balance Sheets of the Company as "Investments in unconsolidated joint ventures." A pro rata share of the mortgage debt on these properties is shown in "Item 3. Quantitative and Qualitative Disclosure About Market Risk."

        In addition, certain joint ventures also have debt that could become recourse debt to the Company or its subsidiaries, in excess of the Company's pro rata share, should the joint ventures be unable to discharge the obligations of the related debt.

        The following reflects the maximum amount of debt principal that could recourse to the Company at June 30, 2008 (in thousands):

Property	Recourse Debt	Maturity Date
Boulevard Shops	$4,280	12/17/2010
Chandler Village Center	4,375	1/15/2011
The Market at Estrella Falls	6,711	6/01/2011

	$15,366

        Additionally, as of June 30, 2008, the Company is contingently liable for $6.6 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in any liability to the Company.

  Long-term Contractual Obligations:

        The following is a schedule of long-term contractual obligations as of June 30, 2008 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)	$6,285,355	$543,671	$2,911,702	$1,961,082	$868,900
Operating lease obligations(1)	662,682	14,771	29,624	29,250	589,037
Purchase obligations(1)	111,838	111,838	—	—	—
Other long-term liabilities(2)	379,691	379,691	—	—	—

	$7,439,566	$1,049,971	$2,941,326	$1,990,332	$1,457,937

(1)
See Note 15—Commitments and Contingencies of the Company's Consolidated Financial Statements.

(2)
Amount includes $2,227 of unrecognized tax benefit associated with FIN 48.

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

        The following reconciles net income available to common stockholders to FFO and FFO-diluted (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Net income—available to common stockholders	$18,794	$10,900	$114,422	$14,409
Adjustments to reconcile net income to FFO—basic:
Minority interest in the Operating Partnership	3,058	1,940	19,656	2,578
Adjustment of minority interest due to redemption value	—	4,119	—	4,119
Gain on sale of consolidated assets	(376)	(1,183)	(100,313)	(2,646)
Add: minority interest share of gain on sale of consolidated joint ventures	248	(488)	589	348
Gain (loss) on sale of undepreciated consolidated assets	241	(542)	574	339
(Gain) loss on sale of unconsolidated assets(1)	(1,604)	(362)	(2,923)	2,020
Add: minority interest share of gain on sale of of unconsolidated assets(1)	487	—	487	—
Gain on undepreciated unconsolidated assets(1)	1,116	350	2,436	350
Depreciation and amortization on consolidated assets	57,772	59,291	118,901	115,267
Less: depreciation and amortization allocable to minority interests on consolidated joint ventures	(788)	(1,332)	(1,361)	(2,326)
Depreciation and amortization on unconsolidated assets(1)	25,755	20,696	48,034	45,084
Depreciation on personal property and amortization of loan costs and interest rate caps	(2,358)	(3,980)	(4,600)	(7,640)

FFO—basic	102,345	89,409	195,902	171,902
Additional adjustments to arrive at FFO—diluted:
Impact of convertible preferred stock	835	2,575	3,289	5,150
Impact of convertible debt	—	8,712	—	—

FFO—diluted	$103,180	$100,696	$199,191	$177,052

Weighted average number of FFO shares outstanding for:
FFO—basic(2)	86,319	84,254	85,607	84,487
Adjustments for the impact of dilutive securities in computing FFO-diluted:
Convertible preferred stock	1,852	3,627	2,460	3,627
Share and unit-based compensation plans	462	298	398	305
Convertible debt	—	8,522	—	—

FFO—diluted(3)	88,633	96,701	88,465	88,419

(1)
Unconsolidated assets are presented at the Company's pro rata share.

(2)
Calculated based upon basic net income as adjusted to reach basic FFO. As of June 30, 2008 and 2007, 12.5 million and 12.6 million OP Units were outstanding, respectively.

(3)
The computation of FFO—diluted shares outstanding includes the effect of share and unit-based compensation plans and the Senior Notes using the treasury stock method. It also assumes the conversion of MACWH, LP common and preferred units to the extent that they are dilutive to the FFO computation. In addition, the computation of FFO—diluted includes the impact of the conversion of 0.6 million, 0.7 million and 1.3 million shares of Series A Preferred Stock into common shares on October 18, 2007, May 6, 2008 and May 8, 2008, respectively. The preferred stock can be converted on a one-for-one basis for common stock. The then outstanding preferred shares are assumed converted for purposes of FFO-diluted as they are dilutive to that calculation. The MACWH, LP preferred units were antidilutive to the calculations at June 30, 2008 and 2007 and were not included in the above calculations. The Senior Notes were dilutive for the three months ended June 30, 2007 and antidilutive for the three months ended June 30, 2008 and the six months ended June 30, 2008 and 2007, respectively.

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

        The following table sets forth information as of June 30, 2008 concerning the Company's long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV") (dollars in thousands):

	For the years ended June 30,
	2008	2009	2010	2011	2012	Thereafter	Total	FV
CONSOLIDATED CENTERS:
Long term debt:
Fixed rate(1)	$368,346	$1,000,419	$522,581	$434,701	$1,315,405	$822,527	$4,463,979	$4,356,921
Average interest rate	6.83%	6.13%	5.96%	5.87%	4.41%	5.64%	5.57%
Floating rate	145,000	142,549	1,103,643	121,118	—	—	1,512,310	1,512,310
Average interest rate	3.56%	3.75%	4.05%	5.22%			4.07%

Total debt—Consolidated Centers	$513,346	$1,142,968	$1,626,224	$555,819	$1,315,405	$822,527	$5,976,289	$5,869,231

JOINT VENTURE CENTERS:
Long term debt (at Company's pro rata share):
Fixed rate	$160,091	$304,439	$64,954	$195,640	$37,441	$957,155	$1,719,720	$1,716,153
Average interest rate	5.84%	5.69%	6.51%	6.91%	5.42%	5.57%	5.81%
Floating rate	100,832	—	90,349	—	—	3,240	194,421	194,421
Average interest rate	3.49%		3.36%			8.02%	3.51%

Total debt—Joint Venture Centers	$260,923	$304,439	$155,303	$195,640	$37,441	$960,395	$1,914,141	$1,910,574

(1)
Fixed rate debt includes the $450 million floating rate term note and $400 million of the line of credit balance. These amounts have effective fixed rates over the remaining terms due to swap agreements as discussed below.

        The consolidated Centers' total fixed rate debt at June 30, 2008 and December 31, 2007 was $4.5 billion and $4.8 billion, respectively. The average interest rate on fixed rate debt at June 30, 2008 and December 31, 2007 was 5.57% and 5.57%, respectively. The consolidated Centers' total floating rate debt at June 30, 2008 and December 31, 2007 was $1.5 billion and $1.0 billion, respectively. The average interest rate on floating rate debt at June 30, 2008 and December 31, 2007 was 4.07% and 6.15%, respectively.

        The Company's pro rata share of the Joint Venture Centers' fixed rate debt at June 30, 2008 and December 31, 2007 was $1.7 billion and $1.6 billion, respectively. The average interest rate on fixed rate debt at June 30, 2008 and December 31, 2007 was 5.81% and 5.89%, respectively. The Company's pro rata share of the Joint Venture Centers' floating rate debt at June 30, 2008 and December 31, 2007 was $194.4 million and $195.0 million, respectively. The average interest rate on the floating rate debt at June 30, 2008 and December 31, 2007 was 3.51% and 6.09%, respectively.

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

        The following are outstanding derivatives at June 30, 2008 (amounts in thousands):

Property/Entity	Notional Amount	Product	Rate	Maturity	Company's Ownership	Fair Value(1)
Camelback Colonnade	$41,500	Cap	8.54%	11/17/2008	75%	$—
Desert Sky Mall	51,500	Cap	7.65%	3/15/2009	50%	—
La Cumbre Plaza	30,000	Cap	7.12%	8/9/2009	100%	—
Metrocenter Mall	112,000	Cap	7.25%	2/15/2009	15%	—
Metrocenter Mall	25,880	Cap	7.25%	2/15/2009	15%	—
Metrocenter Mall	133,596	Swap	4.57%	2/15/2009	15%	(216)
Panorama Mall	50,000	Cap	6.65%	3/1/2010	100%	8
The Oaks	150,000	Cap	6.25%	7/1/2010	100%	89
The Operating Partnership	450,000	Swap	4.80%	4/15/2010	100%	(12,096)
The Operating Partnership	400,000	Swap	5.08%	4/25/2011	100%	(15,403)
Westside Pavilion	175,000	Cap	5.50%	6/1/2010	100%	195

(1)
Fair value at the Company's ownership percentage.

        Interest rate cap agreements ("Cap") offer protection against floating rates on the notional amount from exceeding the rates noted in the above schedule and interest rate swap agreements ("Swap") effectively replace a floating rate on the notional amount with a fixed rate as noted above.

        In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $17.1 million per year based on $1.7 billion outstanding of floating rate debt at June 30, 2008.

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

        However, based on their evaluation as of June 30, 2008, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.    Risk Factors

        In "Item 1A. Risk Factors" of our Annual Report on Form 10-K/A for the year ended December 31, 2007 ("2007 10-K"), a risk factor entitled "Our centers depend on tenants to generate rental revenues" notes that the bankruptcy and/or closure of an Anchor or retail store may reduce occupancy levels, customer traffic and rental income, or otherwise adversely affect our financial performance. By way of example, in July 2008, Mervyn's filed for bankruptcy protection. We have 46 Mervyn's stores in our portfolio. We own the ground leasehold and/or fee simple interest in 43 of those stores and the remaining three are owned by Mervyn's but are located at our Centers. In the event Mervyn's elects, under the bankruptcy laws, to reject the lease of any Mervyn's store in our portfolio, (i) we will lose rental revenues and tenant recoveries due under the applicable lease, and (ii) there will be a write off of the intangible asset and/or liability recorded as a result of applying SFAS No. 141, "Business Combinations," ("SFAS 141") to such lease. In connection with the acquisition of the Mervyn's portfolio (See Note 13—Acquisitions of the Company's Consolidated Financial Statements) and applying SFAS 141, the Company recorded intangible assets of $107,609 and intangible liabilities of $57,404.

        Except as described above, there have been no material changes to the risk factors set forth under "Item 1A. Risk Factors" in the 2007 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None

Item 3.    Defaults Upon Senior Securities

        None

Item 4.    Submission of Matters to a Vote of Security Holders

        The following matters were voted upon at the Annual Meeting held on May 29, 2008:

(a)
The following three persons were elected as Class Two directors of the Company to serve until the annual meeting of stockholders in 2011 and until their respective successors are duly elected and qualify:

	For	Against	Abstain
Dana K. Anderson	60,206,990	4,351,151	1,278,534
Diana M. Laing	64,452,297	1,364,091	20,289
Stanley A. Moore	64,154,498	1,660,819	21,359

(b)
The ratification of the appointment of Deloitte & Touche LLP as the Company's independent public accountants for the fiscal year ending December 31, 2008.

Votes
For:	65,804,512
Against:	15,049
Abstain:	17,115
(c)
The approval of the Board proposal to amend the charter of the Company to provide for the declassification of the Board of Directors.

Votes
For:	65,582,444
Against:	215,131
Abstain:	39,101

        There were no broker non-votes for any of the above-described matters.

Item 5.    Other Information

        None

Item 6.    Exhibits

3.1*	Articles of Amendment and Restatement of the Company
3.1.1**	Articles Supplementary of the Company
3.1.2***	Articles Supplementary of the Company (Series A Preferred Stock)
3.1.3****	Articles Supplementary of the Company (Series C Junior Participating Preferred Stock)
3.1.4*****	Articles Supplementary of the Company (Series D Preferred Stock)
3.1.5#	Articles Supplementary of the Company (reclassification of shares)
3.1.6	Articles of Amendment of the Company (Declassification of the Board)
3.2##	Amended and Restated By-Laws of the Company, as adopted on February 8, 2007
4.1###	Form of Common Stock Certificate
4.2####	Form of Preferred Stock Certificate (Series A Preferred Stock)
4.2.1###	Form of Preferred Stock/Right Certificate (Series C Junior Participating Preferred Stock)
4.2.2#####	Form of Preferred Stock Certificate (Series D Preferred Stock)
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

Date: August 8, 2008

QuickLinks

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