Form 10-Q
period 2008-09-30
MACERICH CO
filed 2008-11-07
CIK 912242

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

YES ☐        NO ☒

        Number of shares outstanding as of November 4, 2008 of the registrant's common stock, par value $.01 per share: 76,112,463 shares

 THE MACERICH COMPANY

FORM 10-Q

INDEX

THE MACERICH COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS:
Property, net	$6,404,703	$6,187,473
Cash and cash equivalents	48,822	85,273
Restricted cash	63,696	68,384
Marketable securities	28,489	29,043
Tenant and other receivables, net	117,774	137,498
Deferred charges and other assets, net	393,498	386,802
Loans to unconsolidated joint ventures	456	604
Due from affiliates	4,903	5,729
Investments in unconsolidated joint ventures	1,012,329	785,643
Assets held for sale	—	250,648

Total assets	$8,074,670	$7,937,097

LIABILITIES, MINORITY INTEREST, PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY:
Mortgage notes payable:
Related parties	$308,043	$225,848
Others	3,284,246	3,102,422

Total	3,592,289	3,328,270
Bank and other notes payable	2,441,520	2,434,688
Accounts payable and accrued expenses	74,427	97,086
Other accrued liabilities	311,098	289,660
Preferred dividends payable	276	6,356

Total liabilities	6,419,610	6,156,060

Minority interest	283,591	547,693

Commitments and contingencies
Series A cumulative convertible redeemable preferred stock, $.01 par value, 3,627,131 authorized, 0 and 3,067,131 issued and outstanding at September 30, 2008 and December 31, 2007, respectively	—	83,495

Common stockholders' equity:
Common stock, $.01 par value, 145,000,000 shares authorized, 76,085,867 and 72,311,763 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	761	723
Additional paid-in capital	1,640,738	1,367,566
Accumulated deficit	(246,055)	(193,932)
Accumulated other comprehensive loss	(23,975)	(24,508)

Total common stockholders' equity	1,371,469	1,149,849

Total liabilities, minority interest, preferred stock and common stockholders' equity	$8,074,670	$7,937,097

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
Revenues:
Minimum rents	$133,985	$118,879	$396,745	$346,623
Percentage rents	4,114	4,943	9,772	11,445
Tenant recoveries	70,059	63,294	204,977	184,809
Management Companies	10,261	9,242	30,334	27,595
Other	7,388	5,766	20,428	18,774

Total revenues	225,807	202,124	662,256	589,246

Expenses:
Shopping center and operating expenses	74,098	66,574	214,382	190,463
Management Companies' operating expenses	19,014	17,908	57,886	54,182
REIT general and administrative expenses	2,881	1,992	11,419	11,777
Depreciation and amortization	66,637	54,489	185,538	159,520

	162,630	140,963	469,225	415,942

Interest expense:
Related parties	5,002	3,772	12,381	9,634
Other	65,304	52,566	197,258	169,450

	70,306	56,338	209,639	179,084
Loss on early extinguishment of debt	—	—	—	877

Total expenses	232,936	197,301	678,864	595,903
Minority interest in consolidated joint ventures	(539)	(450)	(1,943)	(1,585)
Equity in income of unconsolidated joint ventures	19,928	18,648	67,172	52,128
Income tax benefit (provision)	362	(429)	750	478
(Loss) gain on sale or write-down of assets	(5,124)	147	(3,961)	4,177

Income from continuing operations	7,498	22,739	45,410	48,541

Discontinued operations:
(Loss) gain on sale of assets	(54)	(903)	99,096	(2,316)
(Loss) income from discontinued operations	(2)	2,528	303	4,395

Total (loss) income from discontinued operations	(56)	1,625	99,399	2,079

Income before minority interest and preferred dividends	7,442	24,364	144,809	50,620
Less: minority interest in Operating Partnership	944	3,442	20,600	6,020

Net income	6,498	20,922	124,209	44,600
Less: preferred dividends	835	2,902	4,124	8,052
Less: adjustment of minority interest due to redemption value	—	(1,346)	—	2,773

Net income available to common stockholders	$5,663	$19,366	$120,085	$33,775

Earnings per common share—basic:
Income from continuing operations	$0.08	$0.24	$0.48	$0.49
Discontinued operations	—	0.03	1.15	(0.02)

Net income available to common stockholders	$0.08	$0.27	$1.63	$0.47

Earnings per common share—diluted:
Income from continuing operations	$0.08	$0.24	$0.48	$0.49
Discontinued operations	—	0.03	1.15	(0.02)

Net income available to common stockholders	$0.08	$0.27	$1.63	$0.47

Weighted average number of common shares outstanding:
Basic	74,931,000	71,674,000	73,688,000	71,625,000

Diluted	87,439,000	84,529,000	86,483,000	84,706,000

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY

(Dollars in thousands, except per share data)

(Unaudited)

	Common Stock
					Accumulated Other Comprehensive Loss	Total Common Stockholders' Equity
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit
Balance January 1, 2008	72,311,763	$723	$1,367,566	$(193,932)	$(24,508)	$1,149,849

Comprehensive loss:
Net income	—	—	—	124,209	—	124,209
Reclassification of deferred losses	—	—	—	—	285	285
Interest rate swap/cap agreements	—	—	—	—	248	248

Total comprehensive income	—	—	—	124,209	533	124,742
Amortization of share and unit-based plans	186,917	2	15,959	—	—	15,961
Exercise of stock options	362,888	4	8,568	—	—	8,572
Employee stock purchases	6,494	—	363	—	—	363
Distributions paid ($2.40) per share	—	—	—	(176,332)	—	(176,332)
Preferred dividends	—	—	(4,124)	—	—	(4,124)
Conversion of partnership units and Class A non-participating convertible preferred units to common shares	150,674	2	5,056	—	—	5,058
Conversion of preferred shares to common shares	3,067,131	30	83,465	—	—	83,495
Reversal of adjustments to minority interest for the redemption value of the Rochester Properties	—	—	172,805	—	—	172,805
Adjustment to reflect minority interest on a pro rata basis for period end ownership percentage of Operating Partnership units	—	—	(8,920)	—	—	(8,920)

Balance September 30, 2008	76,085,867	$761	$1,640,738	$(246,055)	$(23,975)	$1,371,469

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2008	2007
		(Restated)
Cash flows from operating activities:
Net income available to common stockholders	$120,085	$33,775
Preferred dividends	4,124	8,052
Adjustment to minority interest due to redemption value	—	2,773

Net income	124,209	44,600
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt	—	877
Loss (gain) on sale or write-down of assets	3,961	(4,177)
(Gain) loss on sale of assets of discontinued operations	(99,096)	2,316
Depreciation and amortization	186,456	174,328
Amortization of net premium on mortgage and bank and other notes payable	(6,558)	(7,668)
Amortization of share and unit-based plans	8,402	11,119
Minority interest in Operating Partnership	20,600	6,020
Minority interest in consolidated joint ventures	1,943	13,156
Equity in income of unconsolidated joint ventures	(67,172)	(52,128)
Distributions of income from unconsolidated joint ventures	18,900	4,118
Changes in assets and liabilities, net of acquisitions and dispositions:
Tenant and other receivables, net	20,800	(10,371)
Other assets	(1,890)	(16,862)
Accounts payable and accrued expenses	(27,142)	8,925
Due from affiliates	826	1,989
Other accrued liabilities	(8,409)	31,829

Net cash provided by operating activities	175,830	208,071

Cash flows from investing activities:
Acquisitions of property, development, redevelopment and property improvements	(453,001)	(434,133)
Redemption of Rochester Properties	(18,794)	—
Maturities of marketable securities	807	912
Deferred leasing costs	(24,165)	(24,359)
Distributions from unconsolidated joint ventures	119,090	248,176
Contributions to unconsolidated joint ventures	(148,102)	(18,532)
Repayments of loans to unconsolidated joint ventures	148	220
Proceeds from sale of assets	3,742	15,814
Restricted cash	2,233	(2,833)

Net cash used in investing activities	(518,042)	(214,735)

Cash flows from financing activities:
Proceeds from mortgages and bank and other notes payable	1,442,366	1,648,068
Payments on mortgages and bank and other notes payable	(925,760)	(1,527,438)
Deferred financing costs	(9,724)	(1,919)
Purchase of Capped Calls	—	(59,850)
Repurchase of common stock	—	(74,970)
Proceeds from share and unit-based plans	8,935	944
Dividends and distributions	(199,312)	(186,390)
Dividends to preferred stockholders/preferred unit holders	(10,744)	(18,366)

Net cash provided by (used in) financing activities	305,761	(219,921)

Net decrease in cash	(36,451)	(226,585)
Cash and cash equivalents, beginning of period	85,273	269,435

Cash and cash equivalents, end of period	$48,822	$42,850

Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$220,718	$210,803

Non-cash transactions:
Acquisition of minority interest in Non-Rochester Properties in exchange for interest in Rochester Properties	$205,520	$—

Deposits contributed to unconsolidated joint ventures and the purchase of properties	$51,943	$—

Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$57,045	$30,259

Accrued preferred dividend payable	$276	$6,356

Acquisition of property by assumption of mortgage note payable	$15,789	$4,300

Conversion of Series A cumulative convertible redeemable preferred stock to common stock	$83,495	$—

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

        The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of September 30, 2008, the Company was the sole general partner of and held an 86% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The interests in the Operating Partnership are known as "OP Units." OP Units not held by the Company are redeemable, subject to certain restrictions, on a one-for-one basis for the Company's common stock or cash at the Company's option.

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

Tenant and Other Receivables:

        Included in tenant and other receivables, net is an allowance for doubtful accounts of $2,482 and $2,417 at September 30, 2008 and December 31, 2007, respectively.

        Included in tenant and other receivables, net are the following notes receivable:

        On March 31, 2006, the Company received a note receivable that is secured by a deed of trust, bears interest at 5.5% and matures on March 31, 2031. At September 30, 2008 and December 31, 2007, the note had a balance of $9,503 and $9,661, respectively.

        On January 1, 2008, as part of the Rochester Redemption (See Note 14—Discontinued Operations), the Company received an unsecured note receivable that bears interest at 9.0% and matures on June 30, 2011. The balance on the note at September 30, 2008 was $11,763.

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

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51." SFAS No. 160 clarifies the accounting for a noncontrolling interest or minority interest in a subsidiary included in consolidated financial statements. The Company is required to adopt SFAS No. 160 on January 1, 2009 and is currently evaluating the impact of adoption on the Company's results of operations and financial condition.

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

3. Earnings per Share:

        The computation of basic earnings per share ("EPS") is based on net income available to common stockholders and the weighted average number of common shares outstanding for the three and nine months ended September 30, 2008 and 2007. The computation of diluted earnings per share includes the dilutive effect of share and unit-based compensation plans and convertible senior notes calculated using the treasury stock method and the dilutive effect of all other dilutive securities calculated using the "if-converted" method. The OP Units and MACWH, LP common units not held by the Company have been included in the diluted EPS calculation since they may be redeemed on a one-for-one basis for common stock or cash, at the Company's option. The following table reconciles the basic and

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

3. Earnings per Share: (Continued)

diluted earnings per share calculation (dollar and share amounts in the tables (excluding footnotes) in thousands, except per share amounts):

	For the Three Months Ended September 30,
	2008			2007
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Net income	$6,498			$20,922
Less: preferred dividends	835			2,902
Less: adjustment of minority interest due to redemption value	—			(1,346)

Basic EPS:
Net income available to common stockholders	5,663	74,931	$0.08	19,366	71,674	$0.27
Diluted EPS:
Conversion of partnership units	944	12,493		3,442	12,546
Share and unit-based plans(1)	—	15		—	309

Net income available to common stockholders(2)	$6,607	87,439	$0.08	$22,808	84,529	$0.27

	For the Nine Months Ended September 30,
	2008			2007
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Net income	$124,209			$44,600
Less: preferred dividends	4,124			8,052
Less: adjustment of minority interest due to redemption value	—			2,773

Basic EPS:
Net income available to common stockholders	120,085	73,688	$1.63	33,775	71,625	$0.47
Diluted EPS:
Conversion of partnership units	20,600	12,528		6,020	12,775
Share and unit-based plans(1)	—	267		—	306

Net income available to common stockholders(2)	$140,685	86,483	$1.63	$39,795	84,706	$0.47

(1)
Diluted EPS excludes 279,707 of unvested restricted shares of common stock for the three and nine months ended September 30, 2008, as their effect was antidilutive to net income available to common stockholders. Additionally, the convertible senior notes (See Note 10—Bank and Other Notes Payable) are excluded from diluted EPS for the three and nine months ended September 30, 2008 and 2007 as their effect would be antidilutive to net income available to common stockholders.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

3. Earnings per Share: (Continued)

(2)
The convertible preferred stock (See Note 17—Cumulative Convertible Redeemable Preferred Stock) was convertible on a one-for-one basis for common stock. The convertible preferred stock was antidilutive to net income available to common stockholders for the three and nine months ended September 30, 2008. For the three and nine months ended September 30, 2008, 896,131 shares and 1,935,131 shares, respectively, of convertible preferred stock were excluded as their effect was antidilutive to net income available to common stockholders. In addition, 3,627,131 shares of convertible preferred stock were excluded from diluted EPS for the three and nine months ended September 30, 2007 as their effect was antidilutive to net income available to common stockholders.

        The minority interest in the Operating Partnership as reflected in the Company's consolidated statements of operations has been allocated for EPS calculations as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Income from continuing operations	$952	$3,000	$6,157	$6,125
Discontinued operations:
(Loss) gain on sale of assets	(8)	(135)	14,399	(350)
Income from discontinued operations	—	577	44	245

Total	$944	$3,442	$20,600	$6,020

        The Company had an 86% and 85% ownership interest in the Operating Partnership as of September 30, 2008 and December 31, 2007, respectively. The remaining 14% and 15% limited partnership interest as of September 30, 2008 and December 31, 2007, respectively, was owned by certain of the Company's executive officers and directors, certain of their affiliates, and other outside investors in the form of OP Units. The OP Units may be redeemed on a one-for-one basis for common shares or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing quoted price per share of the Company's common stock, par value $.01 per share, as reported on the New York Stock Exchange for the ten trading days ending on the respective balance sheet date. Accordingly, as of September 30, 2008 and December 31, 2007, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $788,906 and $904,150, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures:

        The following are the Company's investments in unconsolidated joint ventures. The Operating Partnership's interest in each joint venture property as of September 30, 2008 was as follows:

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

        On October 25, 2007, the Company purchased a 30% tenant-in-common interest in the Wilshire Building, a 40,000 square foot strip center in Santa Monica, California. The total purchase price of $27,000 was funded by cash, borrowings under the Company's line of credit and the assumption of a $6,650 mortgage note payable. The results of the Wilshire Building are included below for the period subsequent to its date of acquisition.

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures:

	September 30, 2008	December 31, 2007
Assets(1):
Properties, net	$4,943,788	$4,294,147
Other assets	469,965	456,919

Total assets	$5,413,753	$4,751,066

Liabilities and partners' capital(1):
Mortgage notes payable(2)	$4,129,590	$3,865,593
Other liabilities	228,027	183,884
The Company's capital(3)	570,350	401,333
Outside partners' capital	485,786	300,256

Total liabilities and partners' capital	$5,413,753	$4,751,066

(1)
These amounts include the assets and liabilities of the following significant joint ventures:

	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Tysons Corner LLC
As of September 30, 2008:
Total assets	$887,873	$1,020,023	$638,599
Total liabilities	$824,330	$840,419	$364,094
As of December 31, 2007:
Total assets	$904,186	$1,026,973	$640,179
Total liabilities	$826,291	$842,816	$364,554
(2)
Certain joint ventures have debt that could become recourse debt to the Company should the joint venture be unable to discharge the obligations of the related debt. As of September 30, 2008 and December 31, 2007, the total amount of debt that could become recourse to the Company was $21,068 and $8,655, respectively. Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life ("NML") of $212,668 and $125,984 as of September 30, 2008 and December 31, 2007, respectively. NML is considered a related party because it is a joint venture partner with the Company in Macerich Northwestern Associates. Interest expense incurred on these borrowings amounted to $2,923 and $2,164 for the three months ended September 30, 2008 and 2007, respectively, and $7,082 and $6,530 for the nine months ended September 30, 2008 and 2007, respectively.

(3)
The Company's investment in unconsolidated joint ventures was $441,979 and $384,310 more than the underlying equity as reflected in the joint ventures' financial statements as of September 30, 2008 and December 31, 2007, respectively. This represents the difference between the cost of the

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

  investment and the book value of the underlying equity of the joint venture. The Company is amortizing this difference into income on a straight-line basis, consistent with the lives of the Company's underlying assets. The amortization of this difference was $2,040 and $1,337 for the three months ended September 30, 2008 and 2007, respectively, and $6,356 and $4,323 for the nine months ended September 30, 2008 and 2007, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Tysons Corner LLC	Other Joint Ventures	Total
Three Months Ended September 30, 2008
Revenues:
Minimum rents	$22,772	$33,138	$14,116	$73,095	$143,121
Percentage rents	1,012	1,102	556	3,664	6,334
Tenant recoveries	12,899	13,085	9,531	33,988	69,503
Other	676	967	534	5,192	7,369

Total revenues	37,359	48,292	24,737	115,939	226,327

Expenses:
Shopping center and operating expenses	14,573	13,892	7,743	44,351	80,559
Interest expense	11,768	11,384	4,108	30,177	57,437
Depreciation and amortization	7,840	8,208	4,753	25,595	46,396

Total operating expenses	34,181	33,484	16,604	100,123	184,392

Gain on sale of assets	403	—	—	1,575	1,978

Net income	$3,581	$14,808	$8,133	$17,391	$43,913

Company's equity in net income	$1,790	$7,523	$4,066	$6,549	$19,928

Three Months Ended September 30, 2007
Revenues:
Minimum rents	$23,189	$30,894	$17,157	$60,695	$131,935
Percentage rents	1,166	1,546	560	4,019	7,291
Tenant recoveries	12,591	13,411	7,808	30,069	63,879
Other	1,017	1,033	495	8,804	11,349

Total revenues	37,963	46,884	26,020	103,587	214,454

Expenses:
Shopping center and operating expenses	14,506	14,019	6,833	37,423	72,781
Interest expense	11,716	12,367	4,129	28,125	56,337
Depreciation and amortization	7,987	8,184	5,036	20,424	41,631

Total operating expenses	34,209	34,570	15,998	85,972	170,749

Loss on sale of assets	—	—	—	(9)	(9)

Net income	$3,754	$12,314	$10,022	$17,606	$43,696

Company's equity in net income	$1,877	$6,267	$5,011	$5,493	$18,648

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Tysons Corner LLC	Other Joint Ventures	Total
Nine Months Ended September 30, 2008
Revenues:
Minimum rents	$69,357	$97,121	$44,266	$212,051	$422,795
Percentage rents	2,543	2,805	1,677	8,581	15,606
Tenant recoveries	37,176	38,001	27,766	101,782	204,725
Other	2,653	3,161	1,507	34,580	41,901

Total revenues	111,729	141,088	75,216	356,994	685,027

Expenses:
Shopping center and operating expenses	44,311	40,355	22,953	125,675	233,294
Interest expense	35,028	34,278	12,350	88,490	170,146
Depreciation and amortization	22,998	24,129	14,033	75,059	136,219

Total operating expenses	102,337	98,762	49,336	289,224	539,659

Gain on sale of assets	389	—	—	16,361	16,750

Net income	$9,781	$42,326	$25,880	$84,131	$162,118

Company's equity in net income	$4,890	$21,526	$12,940	$27,816	$67,172

Nine Months Ended September 30, 2007
Revenues:
Minimum rents	$69,116	$92,602	$47,857	$181,731	$391,306
Percentage rents	2,892	4,003	646	8,655	16,196
Tenant recoveries	36,308	38,213	23,424	88,257	186,202
Other	2,805	2,981	1,412	17,315	24,513

Total revenues	111,121	137,799	73,339	295,958	618,217

Expenses:
Shopping center and operating expenses	43,647	39,490	19,435	105,357	207,929
Interest expense	34,775	36,984	12,498	78,334	162,591
Depreciation and amortization	22,707	23,504	15,401	67,691	129,303

Total operating expenses	101,129	99,978	47,334	251,382	499,823

(Loss) gain on sale of assets	(4,751)	—	—	763	(3,988)

Net income	$5,241	$37,821	$26,005	$45,339	$114,406

Company's equity in net income	$2,621	$19,254	$13,002	$17,251	$52,128

        Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

5. Derivative Instruments and Hedging Activities:

        The Company recognizes all derivatives in the consolidated financial statements and measures the derivatives at fair value. The Company uses derivative financial instruments in the normal course of business to manage or reduce its exposure to adverse fluctuations in interest rates. The Company designs its hedges to be effective in reducing the risk exposure that they are designated to hedge. Any instrument that meets the cash flow hedging criteria in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is formally designated as a cash flow hedge at the inception of the derivative contract. On an ongoing quarterly basis, the Company adjusts its balance sheet to reflect the current fair value of its derivatives. To the extent they are effective, changes in fair value of derivatives are recorded in comprehensive income. Ineffective portions, if any, are included in consolidated statements of operations. No ineffectiveness was recorded in net income during the three and nine months ended September 30, 2008 or 2007. If any derivative instrument used for risk management does not meet the hedging criteria, it is marked-to-market each period in the consolidated statements of operations. As of September 30, 2008, four of the Company's derivative instruments were not designated as cash flow hedges. Changes in the market value of these derivative instruments are recorded in the consolidated statements of operations.

        As of September 30, 2008 and December 31, 2007, the Company had $0 and $286, respectively, reflected in other comprehensive income related to treasury rate locks settled in prior years. The Company reclassified $0 and $245 for the three months ended September 30, 2008 and 2007, respectively, and $285 and $723 for the nine months ended September 30, 2008 and 2007, respectively, related to treasury rate lock transactions settled in prior years from accumulated other comprehensive income to earnings.

        Interest rate swap and cap agreements are purchased by the Company from third parties. Amounts received (paid) as a result of these agreements are recorded as a decrease (increase) to interest expense. The Company recorded other comprehensive income (loss) related to the marking-to-market of interest rate swap and cap agreements of $449 and ($17,593) for the three months ended September 30, 2008 and 2007, respectively, and $248 and ($9,839) for the nine months September 30, 2008 and 2007, respectively. The amount expected to be reclassified to interest expense in the next 12 months is immaterial.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

5. Derivative Instruments and Hedging Activities: (Continued)

        Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

        The following table presents the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2008:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2008
Assets
Derivative Instruments	$—	$182	$—	$182
Liabilities
Derivative Instruments	$—	$27,159	$—	$27,159

        Derivative instruments that are assets are included in deferred charges and other assets; derivative instruments that are liabilities are included in other accrued liabilities.

6. Property:

        Property consists of the following:

	September 30, 2008	December 31, 2007
Land	$1,141,283	$1,146,096
Building improvements	5,074,434	5,121,442
Tenant improvements	316,720	285,395
Equipment and furnishings	82,133	83,199
Construction in progress	724,954	442,670

	7,339,524	7,078,802
Less accumulated depreciation	(934,821)	(891,329)

	$6,404,703	$6,187,473

        Depreciation expense was $48,741 and $41,015 for the three months ended September 30, 2008 and 2007, respectively, and $140,901 and $118,365 for the nine months ended September 30, 2008 and 2007, respectively.

        The Company recognized a gain on sale of land of $223 and $147 during the three months ended September 30, 2008 and 2007, respectively, and $1,386 and $4,146 for the nine months ended

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

6. Property: (Continued)

September 30, 2008 and 2007, respectively. In addition, the Company recognized a gain on sale of equipment and furnishings of $31 during the nine months ended September 30, 2007.

        In September 2008, the Company changed its plans to sell the 29 Mervyn's stores located at shopping centers not owned or managed by the Company and therefore the results of these stores have been reclassified in the Company's consolidated statements of operations to continuing operations for all periods presented (See Note 14—Discontinued Operations). The Company's decision was based on current conditions in the credit market and an expectation that a better return could be obtained by holding and operating the assets. As a result of this change, the Company was required to revalue the assets related to the stores at the lower of their i) carrying amount before the assets were classified as held for sale, adjusted for depreciation that would have otherwise been recognized had the assets been continuously classified as held and used, or ii) the fair value of the assets at the date subsequent to the decision not to sell. Accordingly, the Company recorded a loss of $5,347 in (loss) gain on sale or write-down of assets for the three and nine months ended September 30, 2008.

7. Marketable Securities:

        Marketable securities are held to maturity and consist of the following:

	September 30, 2008	December 31, 2007
Government debt securities, at par value	$29,737	$30,544
Less discount	(1,248)	(1,501)

	28,489	29,043
Unrealized gain	2,485	2,183

Fair value	$30,974	$31,226

        Future contractual maturities of marketable securities at September 30, 2008 are as follows:

1 year or less	$1,267
2 to 5 years	4,111
6 to 10 years	24,359

$29,737

        The proceeds from maturities and interest receipts from the marketable securities are restricted to the service of the $27,204 note on which the Company remains obligated following the sale of Greeley Mall on July 27, 2006 (See Note 10—Bank and Other Notes Payable).

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

8. Deferred Charges and Other Assets:

        Deferred charges and other assets are summarized as follows:

	September 30, 2008	December 31, 2007
Leasing	$130,875	$139,343
Financing	54,472	47,406
Intangible assets resulting from SFAS No. 141 allocations:
In-place lease values	180,258	201,863
Leasing commissions and legal costs	58,540	35,728

	424,145	424,340
Less accumulated amortization(1)	(140,116)	(175,353)

	284,029	248,987
Other assets, net	109,469	137,815

	$393,498	$386,802

(1)
Accumulated amortization includes $68,946 and $101,951 relating to intangibles resulting from SFAS No. 141 allocations at September 30, 2008 and December 31, 2007, respectively.

        The allocated values of above market leases included in deferred charges and other assets, net and the below market leases included in other accrued liabilities, related to SFAS No. 141, consist of the following:

	September 30, 2008	December 31, 2007
Above Market Leases
Original allocated value	$78,249	$65,752
Less accumulated amortization	(32,573)	(38,530)

	$45,676	$27,222

Below Market Leases
Original allocated value	$189,216	$156,667
Less accumulated amortization	(78,738)	(93,090)

	$110,478	$63,577

        In July 2008, Mervyn's filed for bankruptcy protection. The Company has 46 Mervyn's stores in its portfolio. The Company owns the ground leasehold and/or fee simple interest in 43 of those stores and the remaining three are owned by third parties but are located at the Centers. In August 2008, Mervyn's announced that it planned to close 26 of its stores during the three months ended December 31, 2008. Six of the planned store closings are part of the Company's portfolio. During the three months ended September 30, 2008, the Company concluded that it was more likely than not that these six leases would be rejected by Mervyn's. As a result, the Company has included in depreciation and amortization a write-down of the carrying value of the intangible assets of $5,214.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

9. Mortgage Notes Payable:

        Mortgage notes payable consist of the following:

	Carrying Amount of Mortgage Notes(a)
	September 30, 2008		December 31, 2007
Property Pledged as Collateral	Other	Related Party	Other	Related Party	Interest Rate	Monthly Payment Term(b)	Maturity Date
Capitola Mall	$—	$37,966	$—	$39,310	7.13%	380	2011
Cactus Power Center(c)	649	—	—		4.54%	2	2011
Carmel Plaza	25,922	—	26,253	—	8.18%	202	2009
Chandler Fashion Center	167,340		169,789	—	5.50%	435	2012
Chesterfield Towne Center(d)	54,522	—	55,702	—	9.07%	548	2024
Danbury Fair Mall	171,570	—	176,457	—	4.64%	1,225	2011
Deptford Mall	172,500	—	172,500	—	5.41%	778	2013
Deptford Mall(e)	15,688	—	—	—	6.46%	101	2016
Eastview Commons(f)	—	—	8,814	—	—	—	—
Eastview Mall(f)	—	—	101,007	—	—	—	—
Fiesta Mall	84,000	—	84,000	—	4.98%	341	2015
Flagstaff Mall	37,000	—	37,000	—	5.03%	153	2015
FlatIron Crossing	185,137	—	187,736	—	5.26%	1,102	2013
Freehold Raceway Mall	173,248	—	177,686	—	4.68%	1,184	2011
Fresno Fashion Fair(g)	84,927	84,927	63,590	—	6.76%	1,104	2015
Great Northern Mall	39,772	—	40,285	—	5.19%	234	2013
Greece Ridge Center(f)	—	—	72,000	—	—	—	—
Hilton Village	8,543	—	8,530	—	5.27%	37	2012
La Cumbre Plaza(h)	30,000	—	30,000	—	3.87%	84	2009
Marketplace Mall(f)	—	—	39,345	—	—	—	—
Northridge Mall	80,030	—	81,121	—	4.94%	453	2009
Oaks, The(i)	165,000	—	—	—	4.54%	582	2011
Oaks, The(j)	57,114	—	—	—	5.49%	218	2011
Pacific View	87,761	—	88,857	—	7.20%	602	2011
Panorama Mall(k)	50,000	—	50,000	—	4.25%	168	2010
Paradise Valley Mall	20,507	—	21,231	—	5.89%	183	2009
Pittsford Plaza(f)	—	—	24,596	—	—	—	—
Pittsford Plaza(f)	—	—	9,148	—	—	—	—
Prescott Gateway	60,000	—	60,000	—	5.86%	289	2011
Promenade at Casa Grande(l)	96,911	—	79,964	—	5.02%	401	2009
Queens Center	89,333	—	90,519	—	7.11%	633	2009
Queens Center	107,151	107,150	108,539	108,538	7.00%	1,591	2013
Rimrock Mall	42,328	—	42,828	—	7.56%	320	2011
Salisbury, Center at	115,000	—	115,000	—	5.83%	555	2016
Santa Monica Place	78,186	—	79,014	—	7.79%	606	2010
SanTan Village Regional Center(m)	126,462	—	—	—	5.27%	506	2011
Shoppingtown Mall	43,449	—	44,645	—	5.01%	319	2011
South Plains Mall	57,987	—	58,732	—	8.29%	454	2009
South Towne Center(n)	—	—	64,000	—	—	—	—
Towne Mall	14,487	—	14,838	—	4.99%	100	2012
Tucson La Encantada	—	78,000	—	78,000	5.84%	364	2012
Twenty Ninth Street(o)	115,000	—	110,558	—	4.19%	382	2009
Valley River Center	120,000	—	120,000	—	5.60%	558	2016
Valley View Center	125,000	—	125,000	—	5.81%	596	2011
Victor Valley, Mall of(p)	100,000	—	51,211	—	4.35%	340	2011
Village Fair North(q)	—	—	10,880	—	—	—	—
Vintage Faire Mall	63,601	—	64,386	—	7.91%	508	2010
Westside Pavilion(r)	175,000	—	92,037	—	5.13%	654	2011
Wilton Mall	43,121	—	44,624	—	4.79%	349	2009

	$3,284,246	$308,043	$3,102,422	$225,848

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

  Debt premiums (discounts) consist of the following:

Property Pledged as Collateral	September 30, 2008	December 31, 2007
Danbury Fair Mall	$10,232	$13,405
Deptford Mall	(43)	—
Eastview Commons	—	573
Eastview Mall	—	1,736
Freehold Raceway Mall	9,798	12,373
Great Northern Mall	(143)	(164)
Hilton Village	(57)	(70)
Marketplace Mall	—	1,650
Paradise Valley Mall	172	392
Pittsford Plaza	—	857
Shoppingtown Mall	2,918	3,731
Towne Mall	394	464
Victor Valley, Mall of	—	54
Village Fair North	—	49
Wilton Mall	1,629	2,729

	$24,900	$37,779

(b)
This represents the monthly payment of principal and interest.

(c)
On March 20, 2008, the Company obtained a construction loan that provides for borrowings of up to $101,000 and bears interest at LIBOR plus a spread of 1.10% to 1.35% depending on certain conditions. The loan matures on March 14, 2011, with two one-year extension options. At September 30, 2008, the total interest rate was 4.54%.

(d)
In addition to monthly principal and interest payments, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property's gross receipts exceed a base amount. Contingent interest expense recognized by the Company was $86 and $109 for the three months ended September 30, 2008 and 2007, respectively, and $199 and $300 for the nine months ended September 30, 2008 and 2007, respectively.

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

(h)
The floating rate loan bears interest at LIBOR plus 0.88%. On May 2, 2008, the Company exercised an option under the loan agreement to extend the maturity of the loan to August 9, 2009. The Company has an interest rate cap agreement over the loan term which effectively prevents LIBOR from exceeding 7.12%. At September 30, 2008 and December 31, 2007, the total interest rate was 3.87% and 6.48%, respectively.

(i)
On July 7, 2008, the Company placed a loan on the property that bears interest at LIBOR plus 1.75% and matures on July 7, 2011 with two one-year extension options. At September 30, 2008, the total interest rate was 4.54%.

(j)
On July 7, 2008, the Company placed a construction loan on the property that allows for total borrowings of up to $135,000. The loan bears interest at LIBOR plus 2.10% and matures on July 7, 2011 with two one-year extension options. At September 30, 2008, the total interest rate was 5.49%.

(k)
The floating rate loan bears interest at LIBOR plus 0.85% and matures in February 2010. The Company has an interest rate cap agreement on this loan which effectively prevents LIBOR from exceeding 6.65%. At September 30, 2008 and December 31, 2007, the total interest rate was 4.25% and 6.00%, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

9. Mortgage Notes Payable: (Continued)

(l)
The construction loan allows for total borrowings of up to $110,000, and bears interest at LIBOR plus a spread of 1.20% to 1.40% depending on certain conditions. The loan matures in August 2009, with two one-year extension options. At September 30, 2008 and December 31, 2007, the total interest rate was 5.02% and 6.35%, respectively.

(m)
On June 13, 2008, the Company placed a construction loan on the property that allows for borrowings of up to $150,000. The loan bears interest at LIBOR plus a spread of 2.10% to 2.25% depending on certain conditions. The loan matures on June 13, 2011, with two one-year extension options. At September 30, 2008, the total interest rate was 5.27%.

(n)
The previous loan was paid off in full on August 11, 2008. On October 16, 2008, the Company placed a new rate loan for $90,000 on the property, bearing interest at 6.25% that matures on November 5, 2015.

(o)
The construction loan allows for total borrowings of up to $115,000, and bears interest at LIBOR plus 0.80%. The loan matures in June 2009, with a one-year extension option. At September 30, 2008 and December 31, 2007, the total interest rate was 4.19% and 5.93%, respectively.

(p)
The previous loan was paid off in full on March 1, 2008. On May 6, 2008, the Company placed a new floating rate loan for $100,000 on the property, bearing interest at LIBOR plus 1.60% that matures on May 6, 2011, with two one-year extension options. At September 30, 2008, the total interest rate on the new loan was 4.35%.

(q)
This loan was paid off in full on April 16, 2008.

(r)
On June 5, 2008, the Company replaced the existing loan on the property with a new $175,000 loan that bears interest at LIBOR plus 2.00% and matures on June 5, 2011, with two one-year extension options. At September 30, 2008, the total interest rate on the new loan was 5.13%.

        Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

        Total interest expense capitalized was $10,421 and $9,836 for the three months ended September 30, 2008 and 2007, respectively, and $26,058 and $24,127 for the nine months ended September 30, 2008 and 2007, respectively.

        The related party mortgage notes payable are amounts due to an affiliate of NML. See Note 11—Related-Party Transactions for interest expense associated with these loans.

10. Bank and Other Notes Payable:

        Bank and other notes payable consist of the following:

Convertible Senior Notes:

        On March 16, 2007, the Company issued $950,000 in convertible senior notes ("Senior Notes") that are to mature on March 15, 2012. The Senior Notes bear interest at 3.25%, payable semiannually, are senior unsecured debt of the Company and are guaranteed by the Operating Partnership. Prior to December 14, 2011, upon the occurrence of certain specified events, the Senior Notes will be convertible at the option of the holder into cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the election of the Company, at an initial conversion rate of 8.9702 shares per $1 principal amount. On and after December 15, 2011, the Senior Notes will be convertible at any time prior to the second business day preceding the maturity date at the option of the holder at the initial conversion rate. The initial conversion price of approximately $111.48 per share represented a 20% premium over the closing price of the Company's common stock on March 12, 2007. The initial conversion rate is subject to adjustment under certain circumstances. Holders of the Senior Notes do not have the right to require the Company to

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

10. Bank and Other Notes Payable: (Continued)

repurchase the Senior Notes prior to maturity except in connection with the occurrence of certain fundamental change transactions. The carrying value of the Senior Notes at September 30, 2008 and December 31, 2007 includes an unamortized discount of $6,559 and $7,988, respectively, incurred at issuance and is amortized into interest expense over the term of the Senior Notes in a manner that approximates the effective interest method. As of September 30, 2008 and December 31, 2007, the effective interest rate was 3.66%. On October 24, 2008, the Company repurchased and retired $138,000 of the Senior Notes, resulting in a gain on early extinguishment of debt of approximately $58,000.

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

Line of Credit:

        The Company has a $1,500,000 revolving line of credit that matures on April 25, 2010 with a one-year extension option. The interest rate fluctuates from LIBOR plus 0.75% to LIBOR plus 1.10% depending on the Company's overall leverage. The Company has an interest rate swap agreement that effectively fixed the interest rate on $400,000 of the outstanding balance of the line of credit at 6.23% until April 25, 2011. As of September 30, 2008 and December 31, 2007, borrowings outstanding were $1,022,750 and $1,015,000 at an effective interest rate, excluding the $400,000 swapped portion, of 4.54% and 6.19%, respectively.

Term Notes:

        On April 25, 2005, the Company obtained a five-year, $450,000 term loan bearing interest at LIBOR plus 1.50%. In November 2005, the Company entered into an interest rate swap agreement that effectively fixed the interest rate of the term loan at 6.30% from December 1, 2005 to April 25, 2010. As of September 30, 2008 and December 31, 2007, the note had a balance outstanding of $448,125 and $450,000, respectively, with an effective interest rate of 6.50%.

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

2013. As of September 30, 2008 and December 31, 2007, the note had a balance outstanding of $27,204 and $27,676, respectively.

        As of September 30, 2008 and December 31, 2007, the Company was in compliance with all applicable loan covenants.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Management Fees
MMC	$3,083	$2,622	$8,968	$7,728
Westcor Management Companies	2,019	1,722	5,734	4,983
Wilmorite Management Companies	433	416	1,266	1,189

	$5,535	$4,760	$15,968	$13,900

Development and Leasing Fees
MMC	$261	$156	$456	$339
Westcor Management Companies	2,207	2,595	6,808	6,983
Wilmorite Management Companies	438	—	1,314	50

	$2,906	$2,751	$8,578	$7,372

        Certain mortgage notes are held by NML (See Note 9—Mortgage Notes Payable). Interest expense in connection with these notes was $5,002 and $3,772 for the three months ended September 30, 2008 and 2007, respectively, and $12,381 and $9,634 for the nine months ended September 30, 2008 and 2007, respectively. Included in accounts payable and accrued expenses is interest payable to NML of $1,574 and $1,150 at September 30, 2008 and December 31, 2007, respectively.

        As of September 30, 2008 and December 31, 2007, the Company had loans to unconsolidated joint ventures of $456 and $604, respectively. Interest income associated with these notes was $10 and $11 for the three months ended September 30, 2008 and 2007, respectively, and $31 and $33 for the nine months ended September 30, 2008 and 2007, respectively. These loans represent initial funds advanced to development stage projects prior to construction loan funding. Correspondingly, loan payables in the same amount have been accrued as an obligation by the various joint ventures.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

11. Related-Party Transactions: (Continued)

        Due from affiliates of $4,903 and $5,729 at September 30, 2008 and December 31, 2007, respectively, represents unreimbursed costs and fees due from unconsolidated joint ventures under management agreements.

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

Mervyn's:

        On December 17, 2007, the Company purchased a portfolio of ground leasehold and/or fee simple interests in 39 Mervyn's department stores for $400,160. The Company purchased an additional ground leasehold interest on January 31, 2008 for $13,182 and a fee simple interest on February 29, 2008 for $19,338. All of the purchased properties are located in the Southwest United States. The purchase price was funded by cash and borrowings under the Company's line of credit. Concurrent with each acquisition, the Company entered into individual agreements to lease back the properties to Mervyn's for terms of 14 to 20 years. The results of operations include these properties since the acquisition date. (See Note 6—Property, Note 8—Deferred Charges and Other Assets and Note 14—Discontinued Operations).

Boscov's:

        On May 20, 2008, the Company purchased fee simple interest in a 161,350 square foot Boscov's department store at Deptford Mall in Deptford, New Jersey. The total purchase price of $23,500 was funded by the assumption of the existing mortgage note on the property and by borrowings under the

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

13. Acquisitions: (Continued)

Company's line of credit. The results of operations have included this property since the date of acquisition.

14. Discontinued Operations:

        The following operations were recently disposed or designated as held for sale by the Company:

Mervyn's:

        On December 17, 2007, the Company purchased a portfolio of ground leasehold and/or fee simple interests in 39 Mervyn's department stores for $400,160. The Company purchased an additional ground leasehold interest on January 31, 2008 for $13,182 and a fee simple interest on February 29, 2008 for $19,338. (See Note 13—Acquisitions). Upon closing of these acquisitions, management designated the 29 stores located at shopping centers not owned or managed by the Company in the portfolio as available for sale. The results of operations from these properties had been included in income from discontinued operations since the respective acquisition dates. The carrying value of these properties was recorded as assets held for sale at December 31, 2007 in the amount of $250,648.

        In September 2008, the Company changed its plans to sell the 29 Mervyn's stores and therefore the results of these stores have been reclassified in the Company's consolidated statements of operations to continuing operations for all periods presented. The Company's decision was based on current conditions in the credit market and an expectation that a better return could be obtained by holding and operating the assets. As a result of this change, the Company was required to revalue the assets related to the stores at the lower of their i) carrying amount before the assets were classified as held for sale, adjusted for depreciation that would have otherwise been recognized had the assets been continuously classified as held and used, or ii) the fair value of the assets at the date subsequent to the decision not to sell. Accordingly, the Company recorded a loss of $5,347 in (loss) gain on sale or write-down of assets for the three and nine months ended September 30, 2008.

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

        On January 1, 2008, a subsidiary of the Operating Partnership, at the election of the holders, redeemed the 3,426,609 PCPUs. As a result of the redemption, the Company received the 16.32% minority interest in the portion of the Wilmorite portfolio that included Danbury Fair Mall, Freehold Raceway Mall, Great Northern Mall, Rotterdam Square, Shoppingtown Mall, Towne Mall, Tysons Corner Center and Wilton Mall, collectively referred to as the "Non-Rochester Properties," for total consideration of $224,393, in exchange for the Company's ownership interest in the portion of the Wilmorite portfolio that consisted of Eastview Commons, Eastview Mall, Greece Ridge Center, Marketplace Mall and Pittsford Plaza, collectively referred to as the "Rochester Properties," including approximately $18,000 in cash held at those properties. Included in the redemption consideration was the assumption of the remaining 16.32% interest in the indebtedness of the Non-Rochester Properties, which had an estimated fair value of $105,962. The Company determined the fair value of the debt using a present value model based upon the terms of equivalent debt and upon credit spreads made available to the Company. The fair value of the debt consisted of $71,032 of Level 2 inputs and $34,930 of Level 3 inputs in accordance with SFAS No. 157. The source of the Level 2 inputs involved the use of the nominal weekly average of the U.S. treasury rates. In addition, the Company also received additional consideration of $11,763, in the form of a note, for certain working capital adjustments, extraordinary capital expenditures, leasing commissions, tenant allowances, and decreases in indebtedness during the Company's period of ownership of the Rochester Properties. The Company recognized a gain of $99,263 on the exchange based on the difference between the fair value of the additional interest acquired in the Non-Rochester Properties and the carrying value of the Rochester Properties, net of minority interest. This exchange is referred to herein as the "Rochester Redemption."

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

        The Company has classified the results of operations for the three and nine months ended September 30, 2008 and 2007 for all of the above dispositions as discontinued operations.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

14. Discontinued Operations: (Continued)

        Revenues and (loss) income from discontinued operations were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Scottsdale/101	$—	$10	$10	$54
Park Lane Mall	—	—	—	14
Holiday Village	—	27	338	160
Greeley Mall	—	—	—	(3)
Great Falls Marketplace	—	—	(21)	—
Citadel Mall	—	—	—	47
Northwest Arkansas Mall	—	—	—	33
Crossroads Mall	—	—	—	(26)
Rochester Properties	—	21,860	—	62,199

	$—	$21,897	$327	$62,478

(Loss) income from discontinued operations:
Scottsdale/101	$(2)	$4	$(2)	$7
Park Lane Mall	—	—	—	19
Holiday Village	—	18	338	132
Greeley Mall	—	178	—	(79)
Great Falls Marketplace	—	—	(33)	1
Citadel Mall	—	68	—	(66)
Northwest Arkansas Mall	—	(1)	—	22
Crossroads Mall	—	(28)	—	22
Rochester Properties	—	2,289	—	4,337

	$(2)	$2,528	$303	$4,395

15. Commitments and Contingencies:

        The Company has certain properties that are subject to non-cancelable operating ground leases. The leases expire at various times through 2107, subject in some cases, to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income as defined in the lease agreements. Ground rent expense was $1,821 and $961 for the three months ended September 30, 2008 and 2007, respectively, and $5,456 and $2,679 for the nine months ended September 30, 2008 and 2007, respectively. No contingent rent was incurred in either period.

        As of September 30, 2008 and December 31, 2007, the Company was contingently liable for $6,221 and $6,574, respectively, in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

15. Commitments and Contingencies: (Continued)

in a liability to the Company. In addition, the Company has a $24,000 letter of credit that serves as collateral to a liability assumed in the acquisition of Shoppingtown Mall in 2005.

        The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the agreement. At September 30, 2008, the Company had $115,259 in outstanding obligations which it believes will be settled in the next twelve months.

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

16. Share and Unit-Based Plans: (Continued)

        The following table summarizes the activity of the other non-vested share and unit-based plans:

	LTIP Units		Stock Awards		Phantom Stock
	Number of Units	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Balance at January 1, 2008	187,387	$55.90	336,072	$77.21	6,419	$83.86
Granted	118,780	$61.17	127,273	$61.17	4,408	$65.62
Vested	(6,817)	$89.21	(182,498)	$70.06	(6,816)	$71.93
Forfeited	—		(1,140)	$71.71	—

Balance at September 30, 2008	299,350	$57.02	279,707	$74.60	4,011	$83.86

        The following summarizes the compensation cost under share and unit-based plans:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
LTIP units	$1,416	$2,172	$4,401	$6,220
Stock awards	2,812	3,164	8,805	9,160
Stock options	150	44	446	44
SARs	805	—	1,819	—
Phantom stock units	162	147	490	437

	$5,345	$5,527	$15,961	$15,861

        The Company capitalized share and unit-based compensation costs of $2,636 and $1,671 during the three months ended September 30, 2008 and 2007, respectively, and $7,559 and $4,740 during the nine months ended September 30, 2008 and 2007, respectively.

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

        No dividends could be declared or paid on any class of common or other junior stock to the extent that dividends on Series A Preferred Stock had not been declared and/or paid.

        The holder of the Series A Preferred Stock had redemption rights if a change in control of the Company occured, as defined under the Articles Supplementary. Under such circumstances, the holder of the Series A Preferred Stock was entitled to require the Company to redeem its shares, to the extent the Company had funds legally available therefor, at a price equal to 105% of its liquidation preference

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

17. Cumulative Convertible Redeemable Preferred Stock: (Continued)

plus accrued and unpaid dividends. The Series A Preferred Stock holder also had the right to require the Company to repurchase its shares if the Company failed to be taxed as a REIT for federal tax purposes at a price equal to 115% of its liquidation preference plus accrued and unpaid dividends to the extent funds were legally available therefor.

        On October 18, 2007, the holder of the Series A Preferred Stock converted 560,000 shares to common shares. On May 6, 2008, the holder of the Series A Preferred Stock converted 684,000 shares to common shares. On May 8, 2008, the holder of the Series A Preferred Stock converted 1,338,860 shares to common shares. On September 17, 2008, the holder of the Series A Preferred Stock converted the remaining 1,044,271 shares to common shares.

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

18. Income Taxes: (Continued)

        The income tax benefit (provision) of the TRSs is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Current	$—	$—	$—	$(17)
Deferred	362	(429)	750	495

Total income tax benefit (provision)	$362	$(429)	$750	$478

        SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred tax assets and liabilities of the TRSs relate primarily to differences in the book and tax bases of property and to operating loss carryforwards for federal and state income tax purposes. A valuation allowance for deferred tax assets is provided if the Company believes it is more likely than not that all or some portion of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent on the Company generating sufficient taxable income in future periods. The net operating loss carryforwards are currently scheduled to expire through 2028, beginning in 2012. Net deferred tax assets of $15,420 and $12,080 were included in deferred charges and other assets, net at September 30, 2008 and December 31, 2007, respectively.

        The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109," on January 1, 2007. The adoption of this standard did not have a material impact on the Company's results of operations or financial condition. At the adoption date of January 1, 2007, the Company had $1,574 of unrecognized tax benefit, all of which would affect the Company's effective tax rate if recognized, and which was recorded as a charge to accumulated deficit. At September 30, 2008, the Company had $2,031 of unrecognized tax benefit. As a result of tax positions taken during the current year, an increase in the unrecognized tax benefit of $477 and a decrease in the unrecognized tax benefit of $352 (relating to the expiration of the statute of limitations for the 2004 tax year) were included in the Company's consolidated statement of operations.

        The tax years 2005-2007 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefit will materially change within the next 12 months.

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

20. Restatement:

        Subsequent to the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2007, management determined that the consolidated financial statements as of December 31, 2007 and December 31, 2006, and for each of the three years during the period ended December 31, 2007 required restatement to correctly account for the acquisition of Wilmorite and Wilmorite Holdings and the convertible preferred units ("CPU's") issued to prior owners in connection with the acquisition of the Wilmorite portfolio (see Note 14—Discontinued Operations). On June 3, 2008, the Company filed Amendment No. 1 on Form 10-K/A to restate these periods. Additionally, the interim periods from fiscal 2007 have been corrected by the Company with each Quarterly Report on Form 10-Q filed in 2008. The Company improperly applied purchase accounting to 100% of the Wilmorite and Wilmorite Holdings acquisition and therefore minority interests in the Wilmorite portfolio were improperly recorded at fair value at the time of acquisition and presented outside of permanent equity as Class A participating and non-participating convertible preferred securities in the consolidated balance sheets with the periodic distributions reflected as preferred dividends as a reduction of net income available to common stockholders within the consolidated statements of operations. Upon further consideration, the Company determined that these interests represent a minority interest in MACWH, LP, which in turn holds the Wilmorite portfolio. Accordingly, the Company should only have applied purchase accounting to the extent of its proportionate interest in MACWH, LP. The Company has corrected the accounting for these interests by recording a reduction in these interests of $195,905 from fair value to predecessor basis in the consolidated balance sheets with the earnings and dividends paid attributable to these interests reported as minority interests in consolidated joint ventures in the consolidated statements of operations. The adjustment also includes a reduction in depreciation expense from the 100% stepped up property basis previously reported.

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

20. Restatement: (Continued)

        The following is a summary of the impact of the restatement on the financial statements below:

	As Previously Reported	Restatement Adjustment	Reclassification Adjustments(1)	As Restated
Consolidated Statement of Operations for the three months ended September 30, 2007
Revenues:
Minimum rents	$130,371	$—	$(11,492)	$118,879
Percentage rents	4,992	—	(49)	4,943
Tenant recoveries	70,623	—	(7,329)	63,294
Management Companies	9,242	—	—	9,242
Other	8,756	—	(2,990)	5,766

Total revenues	223,984	—	(21,860)	202,124

Expenses:
Shopping center and operating expenses	73,831	—	(7,257)	66,574
Management Companies' operating expenses	17,908	—	—	17,908
REIT general and administrative expenses	1,992	—	—	1,992
Depreciation and amortization	60,171	(1,112)	(4,570)	54,489

	153,902	(1,112)	(11,827)	140,963

Interest expense:
Related parties	3,772	—	—	3,772
Other	56,210	—	(3,644)	52,566

	59,982	—	(3,644)	56,338

Total expenses	213,884	(1,112)	(15,471)	197,301
Minority interest in consolidated joint ventures	(721)	(3,825)	4,096	(450)
Equity in income of unconsolidated joint ventures	18,648	—	—	18,648
Income tax benefit	(429)	—	—	(429)
Gain on sale of assets	147	—	—	147

Income from continuing operations	27,745	(2,713)	(2,293)	22,739

Discontinued operations:
Loss on sale of assets	(905)	—	2	(903)
Income from discontinued operations	237	—	2,291	2,528

Total (loss) income from discontinued operations	(668)	—	2,293	1,625

Income before minority interest and preferred dividends	27,077	(2,713)	—	24,364
Less: minority interest in Operating Partnership	3,070	372	—	3,442

Net income	24,007	(3,085)	—	20,922
Less: preferred dividends	6,727	(3,825)	—	2,902
Less: adjustment of minority interest due to redemption value	—	(1,346)	—	(1,346)

Net income available to common stockholders	$17,280	$2,086	$—	$19,366

Earnings per common share—basic:
Income from continuing operations	$0.25	$0.03	$(0.04)	$0.24
Discontinued operations	(0.01)	—	$0.04	$0.03

Net income available to common stockholders	$0.24	$0.03	$—	$0.27

Earnings per common share—diluted:
Income from continuing operations	$0.25	$0.03	$(0.04)	$0.24
Discontinued operations	(0.01)	—	$0.04	$0.03

Net income available to common stockholders	$0.24	$0.03	$—	$0.27

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

20. Restatement: (Continued)

	As Previously Reported	Restatement Adjustment	Reclassification Adjustments(1)	As Restated
Consolidated Statement of Operations for the nine months ended September 30, 2007
Revenues:
Minimum rents	$380,256	$—	$(33,633)	$346,623
Percentage rents	11,620	—	(175)	11,445
Tenant recoveries	206,416	—	(21,607)	184,809
Management Companies	27,595	—	—	27,595
Other	25,554	—	(6,780)	18,774

Total revenues	651,441	—	(62,195)	589,246

Expenses:
Shopping center and operating expenses	211,224	—	(20,761)	190,463
Management Companies' operating expenses	54,182	—	—	54,182
REIT general and administrative expenses	11,777	—	—	11,777
Depreciation and amortization	177,665	(3,337)	(14,808)	159,520

	454,848	(3,337)	(35,569)	415,942

Interest expense:
Related parties	9,634	—	—	9,634
Other	180,165	—	(10,715)	169,450

	189,799	—	(10,715)	179,084
Loss on early extinguishment of debt	877	—	—	877

Total expenses	645,524	(3,337)	(46,284)	595,903
Minority interest in consolidated joint ventures	(2,237)	(10,919)	11,571	(1,585)
Equity in income of unconsolidated joint ventures	52,128	—	—	52,128
Income tax benefit	478	—	—	478
Gain on sale of assets	4,181	—	(4)	4,177

Income from continuing operations	60,467	(7,582)	(4,344)	48,541

Discontinued operations:
(Loss) gain on sale of assets	(2,325)	—	9	(2,316)
Income from discontinued operations	60	—	4,335	4,395

Total income from discontinued operations	(2,265)	—	4,344	2,079

Income before minority interest and preferred dividends	58,202	(7,582)	—	50,620
Less: minority interest in Operating Partnership	5,935	85	—	6,020

Net income	52,267	(7,667)	—	44,600
Less: preferred dividends	18,971	(10,919)	—	8,052
Less: adjustment of minority interest due to redemption value	—	2,773	—	2,773

Net income available to common stockholders	$33,296	$479	$—	$33,775

Earnings per common share—basic:
Income from continuing operations	$0.49	$0.01	$(0.01)	$0.49
Discontinued operations	(0.03)	—	0.01	$(0.02)

Net income	$0.46	$0.01	$—	$0.47

Earnings per common share—diluted:
Income from continuing operations	$0.49	$0.01	$(0.01)	$0.49
Discontinued operations	(0.03)	—	0.01	$(0.02)

Net income	$0.46	$0.01	$—	$0.47

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

20. Restatement: (Continued)

	As Previously Reported	Restatement Adjustment	Reclassification Adjustments(1)	As Restated
Consolidated Statement of Cash Flows for the nine months ended September 30, 2007
Net income available to common stockholders	33,296	479	—	33,775
Preferred dividends	18,971	(10,919)	—	8,052
Adjustment of minority interest due to redemption value	—	2,773	—	2,773
Net income	52,267	(7,667)	—	44,600
Depreciation and amortization	177,665	(3,337)	—	174,328
Minority interest in Operating Partnership	5,935	85	—	6,020
Minority interest in consolidated joint ventures	2,237	10,919	—	13,156

(1)
Reclassification adjustments include the reclassification of the results of operations of the Rochester Properties to discontinued operations. Loss on the early extinguishment of debt has been reclassified to be included in total expenses. In addition, accrued preferred dividends payable has been disclosed as a non-cash transaction.

21. Subsequent Events:

        On October 31, 2008, the Company declared a dividend/distribution of $0.80 per share for common stockholders and OP Unit holders of record on November 17, 2008. In addition, MACWH, LP declared a distribution of $1.05 for its non-participating convertible preferred unit holders and $0.80 per unit for its common unit holders of record on November 17, 2008. All dividends/distributions will be paid on December 8, 2008.

        On October 24, 2008, the Company repurchased and retired $138,000 of the Senior Notes for $76,600, resulting in a gain on early extinguishment of debt of approximately $58,000. The purchase price was funded by borrowings under the Company's line of credit.

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

        Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or the industry to differ materially from the Company's future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. You are urged to carefully review the disclosures the Company makes concerning risks and other factors that may affect our business and operating results, including those made in "Item 1A. Risk Factors" in this Form 10-Q and in our Annual Report on Form 10-K/A for the year ended December 31, 2007, as well as our other reports filed with the Securities and Exchange Commission, which disclosures are incorporated herein by reference. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. The Company does not intend, and undertakes no obligation, to update any forward-looking information to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, unless required by law to do so.

        Management's Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the restatement of the consolidated statements of operations for the three and nine months ended September 30, 2007 and the consolidated statement of cash flows for the nine months ended September 30, 2007. For a more detailed description of the restatement, see Note 20—Restatement, in the Company's Notes to Consolidated Financial Statements.

Management's Overview and Summary

        The Company is involved in the acquisition, ownership, development, redevelopment, management, and leasing of regional and community shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"). As of September 30, 2008, the Operating Partnership owned or had an ownership interest in 72 regional shopping centers and 19 community shopping centers aggregating approximately 77 million square feet of gross leasable area. These 91 regional and community shopping centers are referred to hereinafter as the "Centers," unless the context otherwise requires.

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

        The following discussion is based primarily on the consolidated financial statements of the Company for the three and nine months ended September 30, 2008 and 2007. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

        On December 17, 2007, the Company purchased a portfolio of ground leasehold and/or fee simple interests in 39 freestanding Mervyn's stores located in the Southwest United States. The purchase price of $400.2 million was funded by cash and borrowings under the Company's line of credit. The results of operations have included these properties since the date of acquisition. (See Note 6—Property and Note 8—Deferred Charges and Other Assets of the Company's Consolidated Financial Statements and Item 1A—Risk Factors).

        Hilton Village and the Mervyn's freestanding stores acquired in 2007 are referred herein as the "2007 Acquisition Properties."

        On January 1, 2008, a subsidiary of the Operating Partnership, at the election of the holders, redeemed the 3,426,609 Class A participating convertible preferred units ("PCPUs"). As a result of the redemption, the Company received the 16.32% minority interest in the portion of the Wilmorite portfolio that included Danbury Fair Mall, Freehold Raceway Mall, Great Northern Mall, Rotterdam Square, Shoppingtown Mall, Towne Mall, Tysons Corner Center and Wilton Mall, collectively referred to as the "Non-Rochester Properties," for total consideration of $224.4 million, in exchange for the Company's ownership interest in the portion of the Wilmorite portfolio that consisted of Eastview Mall, Eastview Commons, Greece Ridge Center, Marketplace Mall and Pittsford Plaza, collectively referred to as the "Rochester Properties." Included in the redemption consideration was the assumption of the remaining 16.32% interest in the indebtedness of the Non-Rochester Properties, which had an estimated fair value of $106.0 million. The Company determined the fair value of the debt using a present value model based upon the terms of equivalent debt and upon credit spreads made available to the Company. The fair value of the debt consisted of $71.1 million of Level 2 inputs and $34.9 million of Level 3 inputs in accordance with SFAS No. 157. In addition, the Company also received additional consideration of $11.8 million, in the form of a note, for certain working capital adjustments, extraordinary capital expenditures, leasing commissions, tenant allowances, and decreases in indebtedness during the Company's period of ownership of the Rochester Properties. The Company recognized a gain of $99.3 million on the exchange. This exchange is referred to herein as the "Rochester Redemption."

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

        On May 20, 2008, the Company purchased fee simple interest in a 161,350 square foot Boscov's department store at Deptford Mall in Deptford, New Jersey. The total purchase price of $23.5 million was funded by the assumption of the existing mortgage note on the property and by borrowings under the Company's line of credit. The results of operations have included this property since the date of acquisition. The Boscov store and the Mervyn's stores acquired in 2008 are referred to herein as the "2008 Acquisition Properties."

        On June 11, 2008, the Company became a 50% owner in a joint venture that acquired One Scottsdale, which plans to develop a luxury retail and mixed-use property in Scottsdale, Arizona. The Company's share of the purchase price was $52.5 million, which was funded by borrowings under the Company's line of credit.

Mervyn's:

        In July 2008, Mervyn's filed for bankruptcy protection and announced in October its plans to liquidate all merchandise, auction its store leases and wind down its business. The Company has 46 Mervyn's stores in its portfolio (See Exhibit 99.1 of this Form 10-Q). The Company owns the ground leasehold and/or fee simple interest in 43 of those stores and the remaining three are owned by third parties but are located at the Centers. In the event Mervyn's elects, under the bankruptcy laws, to reject the lease of any Mervyn's store in its portfolio, (i) the Company will lose rental revenues and tenant recoveries due under the applicable lease, and (ii) there will be a write off of the intangible asset and/or liability recorded as a result of applying SFAS No. 141, "Business Combinations" ("SFAS 141") to such lease. In connection with the acquisition of the Mervyn's portfolio (See Note 13-Acquisitions of the Company's Consolidated Financial Statements) and applying SFAS 141, the Company recorded intangible assets of $110.7 million and intangible liabilities of $59.0 million. During the third quarter of 2008, the Company recorded a write-down of $5.2 million due to the anticipated rejection of six of the Company's leases by Mervyn's. At September 30, 2008, the Company had unamortized intangible assets of $101.2 million and unamortized intangible liabilities of $56.6 million related to its Mervyn's portfolio.

Redevelopment:

        On September 5, 2008 a new, 138,000 square foot Nordstrom Department Store opened at The Oaks, the latest milestone in the multi-phased expansion and redevelopment of this 1,047,095 square foot regional shopping center in Thousand Oaks, California. Simultaneous with the opening of Nordstrom, the Company completed a renovation of the existing Center. Construction on the two-level, open-air retail, dining and entertainment venue, anchored by Muvico Entertainment and four restaurants, and a complete interior renovation continues toward a phased opening. The two-level retail expansion is expected to begin opening in phases in late 2008.

        Construction continues on Santa Monica Place, a regional shopping center under development in Santa Monica, California. In September, the Company announced that Bloomingdale's will join Nordstrom. Bloomingdale's will open the first of the store's SoHo concept outside of Manhattan. New tenants, recently announced include eight new retail and restaurant names, including: Kitson, Coach, BCBG Max Azria, Joe's Jeans, True Religion and Lacoste, plus the first two chef-driven restaurant concepts for the project's signature rooftop Dining Deck, SINO Restaurant+Lounge and Ozumo. Construction is moving well, with new buildings now taking shape to create the project's sophisticated, urban, open-air environment.

        The Company announced six first-to-market luxury retailers and restaurants—Bvlgari, Cartier, True Religion, Teavana, Marcella's and Modern Steak—to Scottsdale Fashion Square, Arizona's luxury and fashion retail flagship. Construction continues on a 160,000 square foot expansion of the Center, which is projected to open in Fall 2009 anchored by Barneys New York.

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

        In light of the current economic downturn, consumer spending levels in the fourth quarter of 2008 are expected to be adversely affected which could result in lower percentage rent and/or the inability of tenants to meet their lease obligations.

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

Results of Operations

        Many of the variations in the results of operations, discussed below, occurred due to the transactions described above, including the 2008 Acquisition Properties, the 2007 Acquisition Properties and the Redevelopment Centers. For the comparison of the three and nine months ended September 30, 2008 to the three and nine months ended September 30, 2007, the "Same Centers" include all consolidated Centers, excluding the 2008 Acquisition Properties, the 2007 Acquisition Properties and the Redevelopment Centers. The Redevelopment Centers include The Oaks, Northgate Mall, Santa Monica Place, Westside Pavilion, The Marketplace at Flagstaff, SanTan Village Regional Center and Promenade at Casa Grande.

Comparison of the Three Months Ended September 30, 2008 and 2007

Revenues:

        Minimum and percentage rents (collectively referred to as "rental revenue") increased by $14.3 million, or 11.6%, from 2007 to 2008. The increase in rental revenue is attributed to an increase of $8.9 million from the 2007 Acquisition Properties, $5.2 million from the Redevelopment Centers, $1.2 million from the 2008 Acquisition Properties, offset in part by $1.0 million decrease from the Same Centers. The decrease at the Same Centers is primarily due to a decrease in lease termination income, straight-line rents and the amortization of above and below market leases which was offset by an increase in rental revenue due to rent escalations and lease renewals at higher rental rates.

        Rental revenue includes the amortization of above and below market leases, the amortization of straight-line rents and lease termination income. The amortization of above and below market leases decreased from $3.2 million in 2007 to $3.0 million in 2008. The amortization of straight-lined rents decreased from $3.2 million in 2007 to $2.3 million in 2008. Lease termination income decreased from $3.7 million in 2007 to $2.5 million in 2008.

        Tenant recoveries increased $6.8 million, or 10.7%, from 2007 to 2008. The increase in tenant recoveries is attributed to an increase of $4.1 million from the Same Centers, $1.9 million from the 2007 Acquisition Properties, $0.5 million from the Redevelopment Centers and $0.3 million from the 2008 Acquisition Properties.

        Management Companies' revenues increased by $1.0 million from 2007 to 2008, primarily due to increased management fees and development fees received from the joint venture Centers and third party managed properties.

Shopping Center and Operating Expenses:

        Shopping center and operating expenses increased $7.5 million, or 11.3%, from 2007 to 2008. Approximately $4.6 million of the increase in shopping center and operating expenses is from the Same Centers due to increases in property taxes and utility expenses, $2.7 million is from the 2007 Acquisition Properties, $0.3 million is from the 2008 Acquisition Properties and $0.1 million is from the Redevelopment Centers.

Management Companies' Operating Expenses:

        Management Companies' operating expenses increased $1.1 million from 2007 to 2008, in part as a result of the additional costs of managing the joint venture Centers and third party managed properties and higher compensation expense due to increased staffing and higher professional fees.

REIT General and Administrative Expenses:

        REIT general and administrative expenses increased by $0.9 million from 2007 to 2008. The increase is primarily due to an increase in share and unit-based compensation expense in 2008.

Depreciation and Amortization:

        Depreciation and amortization increased $12.1 million from 2007 to 2008. The increase in depreciation and amortization is primarily attributed to an increase of $7.3 million from the 2007 Acquisition Properties, $4.6 million from the Redevelopment Centers, $0.4 million from the 2008 Acquisition Properties and $0.2 million from the Same Centers. The increase from the 2007 Acquisition Properties was primarily related to six Mervyn's leases in the Company's portfolio as described under "Mervyn's".

Interest Expense:

        Interest expense increased $14.0 million from 2007 to 2008. The increase in interest expense was primarily attributed to an increase of $7.1 million from the Company's line of credit, $4.6 million from the Same Centers and $4.3 million from the Redevelopment Centers.

        The increase in interest expense on the Company's line of credit was due to an increase in average outstanding borrowings during 2008, in part, because of the purchase of the 2007 Acquisition Properties, The Shops at North Bridge and the 2008 Acquisition Properties, which was offset in part by lower LIBOR rates and spreads.

        The above interest expense items are net of capitalized interest, which increased from $9.8 million in 2007 to $10.4 million in 2008.

Equity in Income of Unconsolidated Joint Ventures:

        The equity in income of unconsolidated joint ventures increased $1.3 million from 2007 to 2008. The increase in equity in income of unconsolidated joint ventures is due in part to the acquisition of The Shops at North Bridge in 2008.

(Loss) Gain on Sale or Write-down of Assets

        The Company recorded a loss on sale or write-down of assets of $5.1 million in 2008 and gain on sale of assets of $0.1 million in 2007. The loss on sale of assets in 2008 is primarily attributed to a $5.3 million adjustment to reduce the carrying value of Mervyn's stores that had been previously held for sale. (See Note 14—Discontinued Operations of the Company's Consolidated Financial Statements).

Discontinued Operations:

        Income from discontinued operations decreased $1.7 million from 2007 to 2008. The decrease is primarily due to the Rochester Redemption (See "Management's Overview and Summary—Acquisitions and Dispositions.") As a result of the Rochester Redemption, the Company classified the results of operations for these properties to discontinued operations for both periods presented.

Minority Interest in the Operating Partnership:

        The minority interest in the Operating Partnership represents the 14.2% weighted average interest of the Operating Partnership not owned by the Company during 2008 compared to the 14.9% not owned by the Company during 2007. The decrease in minority interest is primarily attributed to the conversion of 1,004,271 preferred shares into common shares in the 2008 period (See Note 17—Cumulative Convertible Redeemable Preferred Stock of the Company's Consolidated Financial Statements).

Funds From Operations:

        Primarily as a result of the factors mentioned above, funds from operations ("FFO")—diluted decreased 8.0% from $111.0 million in 2007 to $102.1 million in 2008. For the reconciliation of FFO and FFO—diluted to net income available to common stockholders, see "Funds from Operations" below.

Comparison of the Nine Months Ended September 30, 2008 and 2007

Revenues:

        Rental revenue increased by $48.4 million, or 13.5%, from 2007 to 2008. The increase in rental revenue is attributed to an increase of $27.2 million from the 2007 Acquisition Properties, $11.6 million from the Redevelopment Centers, $2.5 million from the 2008 Acquisition Properties and $7.1 million from the Same Centers. The increase from the Same Centers is primarily due to rent escalations and lease renewals at higher rents which was offset by decreases in lease termination income, amortization of straight-line rents, and amortization of above and below market leases.

        Rental revenue includes the amortization of above and below market leases, the amortization of straight-line rents and lease termination income. The amortization of above and below market leases increased from $8.9 million in 2007 to $9.0 million in 2008. The amortization of straight-lined rents decreased from $6.8 million in 2007 to $5.9 million in 2008. Lease termination income decreased from $8.8 million in 2007 to $6.4 million in 2008.

        Tenant recoveries increased $20.2 million, or 10.9%, from 2007 to 2008. The increase in tenant recoveries is attributed to an increase of $10.3 million from the Same Centers, $5.9 million from the 2007 Acquisition Properties, $3.3 from the Redevelopment Centers and $0.7 million from the 2008 Acquisition Properties.

        Management Companies' revenues increased by $2.7 million from 2007 to 2008, primarily due to increased management fees received from the joint venture Centers, additional third party management contracts and increased development fees from joint ventures.

Shopping Center and Operating Expenses:

        Shopping center and operating expenses increased $23.9 million, or 12.5%, from 2007 to 2008. Approximately $12.3 million of the increase in shopping center and operating expenses is from the Same Centers due to increases in property taxes and utility expenses, $8.2 million is from the 2007 Acquisition Properties, $3.9 million is from the Redevelopment Centers and $0.8 million is from the 2008 Acquisition Properties.

Management Companies' Operating Expenses:

        Management Companies' operating expenses increased $3.7 million in 2007 to 2008, in part as a result of the additional costs of managing the joint venture Centers and third party managed properties, and higher compensation expense due to increased staffing and higher professional fees.

REIT General and Administrative Expenses:

        REIT general and administrative expenses decreased by $0.4 million from 2007 to 2008. The decrease is primarily due to a decrease in share and unit-based compensation expense in 2008.

Depreciation and Amortization:

        Depreciation and amortization increased $26.0 million from 2007 to 2008. The increase in depreciation and amortization is primarily attributed to an increase of $11.4 million from the 2007 Acquisition Properties, $7.4 million from the Redevelopment Centers, $5.5 million from the Same Centers and $0.5 million from the 2008 Acquisition Properties. The increase from the 2007 Acquisition Properties was primarily related to six Mervyn's leases in the Company's portfolio as described under "Mervyn's".

Interest Expense:

        Interest expense increased $30.6 million from 2007 to 2008. The increase in interest expense was primarily attributed to $17.3 million from borrowings under the Company's line of credit, $8.4 million from the convertible senior notes issued on March 16, 2007, $6.3 million from the Same Centers and $4.2 million from the Redevelopment Centers. The increase in interest expense was offset in part by a decrease of $3.6 million from term loans.

        The increase in interest expense on the Company's line of credit was due to an increase in average outstanding borrowings during 2008, in part, because of the purchase of The Shops at North Bridge, the 2007 Acquisition Properties and the 2008 Acquisition Properties which is offset in part by lower LIBOR rates and spreads. The decrease in interest on term loans was due to the repayment of the $250 million loan in 2007.

        The above interest expense items are net of capitalized interest, which increased from $24.1 million in 2007 to $26.1 million in 2008 due to an increase in redevelopment activity in 2008.

Loss on Early Extinguishment of Debt:

        The Company recorded a $0.9 million loss from the early extinguishment of the $250 million term loan in 2007.

Equity in Income of Unconsolidated Joint Ventures:

        The equity in income of unconsolidated joint ventures increased $15.0 million from 2007 to 2008. The increase in equity in income of unconsolidated joint ventures is due in part to an increase of $3.2 million related to the acquisition of The Shops at North Bridge in 2008, an increase of $6.6 million from commission income earned in 2008 and a $2.0 million loss on the sale of assets at the SDG Macerich Properties, L.P. in 2007.

(Loss) Gain on Sale or Write-down of Assets

        The Company recorded a loss on sale or write-down of assets of $4.0 million in 2008 and gain on sale of assets of $4.2 million in 2007. The loss on sale of assets in 2008 is primarily attributed to a $5.3 million adjustment to reduce the carrying value of Mervyn's stores that had been previously held for sale. (See Note 14—Discontinued Operations of the Company's Consolidated Financial Statements), offset in part by a gain on land of $1.4 million. The gain on sale of assets in 2007 is attributed to $4.1 million of gain on sales of land.

Discontinued Operations:

        Income from discontinued operations increased $97.3 million from 2007 to 2008. The increase is primarily due to the $99.3 million gain from the Rochester Redemption in 2008 (See "Management's Overview and Summary—Acquisitions and Dispositions"). As a result of the Rochester Redemption, the Company classified the results of operations for these properties to discontinued operations for both periods presented.

Minority Interest in the Operating Partnership:

        The minority interest in the Operating Partnership represents the 14.5% weighted average interest of the Operating Partnership not owned by the Company during 2008 compared to the 15.1% not owned by the Company during 2007. The decrease in minority interest is primarily attributed to the conversion of 3,067,131 preferred shares into common shares in 2008 (See Note 17—Cumulative Convertible Redeemable Preferred Stock of the Company's Consolidated Financial Statements) and the repurchase of 807,000 shares in 2007 (See Note 12—Stock Repurchase Program of the Company's Consolidated Financial Statements).

Funds From Operations:

        Primarily as a result of the factors mentioned above, FFO—diluted increased 1.0% from $298.2 million in 2007 to $301.3 million in 2008. For the reconciliation of FFO and FFO—diluted to net income available to common stockholders, see "Funds from Operations" below.

Operating Activities:

        Cash flows provided by operations decreased from $208.1 million in 2007 to $175.8 million in 2008. The decrease was primarily due to changes in assets and liabilities in 2007 compared to 2008 and due to the results at the Centers as discussed above.

Investing Activities:

        Cash used in investing activities increased from $214.7 million in 2007 to $518.0 million in 2008. The increase in cash used in investing activities was primarily due to a $129.6 million increase in contributions to unconsolidated joint ventures, a $129.1 million decrease in cash distributions from unconsolidated joint ventures, an $18.9 million increase in capital expenditures and $18.8 million of cash transferred relating to the Rochester Redemption. The increase in contributions to unconsolidated joint ventures was attributed to the Company's pro rata share of the purchase of The Shops at North Bridge (See "Management's Overview and Summary—Acquisitions and Dispositions.")

Financing Activities:

        Cash flow provided by financing activities increased to $305.7 million, compared to cash used in financing activities of $219.9 million in 2007. The increase in cash provided by financing activities was primarily due to a decrease of $601.7 million in repayments of mortgages and bank notes payable in 2008, the $75.0 million repurchase of common shares in 2007 and the $59.9 million purchase of Capped Calls in 2007, offset in part by a decrease of $205.7 million in proceeds from mortgage and bank notes payable in 2008. The decrease in proceeds and repayments of mortgages and bank notes payable in 2008 is due to the issuance of the $950.0 million convertible senior notes in 2007.

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

        The following tables summarize capital expenditures incurred at the Centers:

	For the Nine Months Ended September 30,
(Dollars in thousands)	2008	2007
Consolidated Centers:
Acquisitions of property and equipment	$75,872	$29,262
Development, redevelopment and expansion of Centers	382,620	378,694
Renovations of Centers	5,194	19,057
Tenant allowances	10,042	15,018
Deferred leasing charges	17,786	17,135

	$491,514	$459,166

Joint Venture Centers (at Company's pro rata share) :
Acquisitions of property and equipment	$266,361	$4,347
Development, redevelopment and expansion of Centers	30,086	20,691
Renovations of Centers	2,548	8,880
Tenant allowances	5,200	9,726
Deferred leasing charges	3,461	2,887

	$307,656	$46,531

        Management expects similar levels to be incurred in future years for tenant allowances and deferred leasing charges and expects to incur between $400 million to $600 million in 2008 for development, redevelopment, expansion and renovations. Capital for major expenditures, developments and/or redevelopments has been, and is expected to continue to be, obtained from equity or debt financings which include borrowings under the Company's line of credit and construction loans. However, many factors impact the Company's ability to access capital, such as its overall debt level, interest rates, interest coverage ratios and prevailing market conditions. Accordingly, the Company may not be able to obtain financing arrangements on terms acceptable to the Company or at all, which could have adverse impact on, the Company's cash flows and results of operations.

        The Company's total outstanding loan indebtedness at September 30, 2008 was $8.0 billion (including $2.0 billion of its pro rata share of joint venture debt). This equated to a debt to Total Market Capitalization (defined as total debt of the Company, including its pro rata share of joint venture debt, plus aggregate market value of outstanding shares of common stock, assuming full conversion of OP Units and MACWH, LP units into common stock) ratio of approximately 58.4% at September 30, 2008. The majority of the Company's debt consists of fixed-rate conventional mortgages payable collateralized by individual properties.

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

        On March 16, 2007, the Company issued $950 million in convertible senior notes ("Senior Notes") that mature on March 15, 2012. The Senior Notes bear interest at 3.25%, payable semiannually, are senior to unsecured debt of the Company and are guaranteed by the Operating Partnership. Prior to

December 14, 2011, upon the occurrence of certain specified events, the Senior Notes will be convertible at the option of holder into cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the election of the Company, at an initial conversion rate of 8.9702 shares per $1,000 principal amount. On and after December 15, 2011, the Senior Notes will be convertible at any time prior to the second business day preceding the maturity date at the option of the holder at the initial conversion rate. The initial conversion price of approximately $111.48 per share represented a 20% premium over the closing price of the Company's common stock on March 12, 2007. The initial conversion rate is subject to adjustment under certain circumstances. Holders of the Senior Notes do not have the right to require the Company to repurchase the Senior Notes prior to maturity except in connection with the occurrence of certain fundamental change transactions. On October 24, 2008, the Company repurchased and retired $138.0 million of the Senior Notes.

        In connection with the issuance of the Senior Notes, the Company purchased two capped calls ("Capped Calls") from affiliates of the initial purchasers of the Senior Notes. The Capped Calls effectively increase the conversion price of the Senior Notes to approximately $130.06, which represented a 40% premium to the March 12, 2007 closing price of $92.90 per common share of the Company.

        The Company has a $1.5 billion revolving line of credit that matures on April 25, 2010 with a one-year extension option. The interest rate fluctuates between LIBOR plus 0.75% to LIBOR plus 1.10% depending on the Company's overall leverage. In September 2006, the Company entered into an interest rate swap agreement that effectively fixed the interest rate on $400.0 million of the outstanding balance of the line of credit at 6.23% until April 25, 2011. On March 16, 2007, the Company repaid $541.5 million of borrowings outstanding from the proceeds of the Senior Notes (See Note 10—Bank and Other Notes Payable of the Company's Consolidated Financial Statements). As of September 30, 2008 and December 31, 2007, borrowings outstanding were $1,022.8 million and $1,015.0 million, respectively, at an effective interest rate, net of the $400.0 million swapped portion, of 4.51% and 6.19%, respectively.

        On April 25, 2005, the Company obtained a five-year, $450.0 million term loan bearing interest at LIBOR plus 1.50%. In November 2005, the Company entered into an interest rate swap agreement that effectively fixed the interest rate of the $450.0 million term loan at 6.30% from December 1, 2005 to April 15, 2010. At September 30, 2008 and December 31, 2007, the borrowing outstanding was $448.1 million and $450.0 million, respectively, with an interest rate of 6.50%.

        At September 30, 2008, the Company was in compliance with all applicable loan covenants.

        At September 30, 2008, the Company had cash and cash equivalents available of $48.8 million.

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

        The following reflects the maximum amount of debt principal that could recourse to the Company at September 30, 2008 (in thousands):

Property	Recourse Debt	Maturity Date
Boulevard Shops	$4,280	12/17/2010
Chandler Village Center	4,375	1/15/2011
The Market at Estrella Falls	12,413	6/1/2011

	$21,068

        Additionally, as of September 30, 2008, the Company is contingently liable for $6.2 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in any liability to the Company.

  Long-term Contractual Obligations:

        The following is a schedule of long-term contractual obligations as of September 30, 2008 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)	$6,355,677	$594,688	$3,139,865	$1,584,543	$1,036,581
Operating lease obligations(1)	494,289	11,094	22,248	21,938	439,009
Purchase obligations(1)	115,259	115,259	—	—	—
Other long-term liabilities(2)	385,801	385,801	—	—	—

	$7,351,026	$1,106,842	$3,162,113	$1,606,481	$1,475,590

(1)
See Note 15—Commitments and Contingencies of the Company's Consolidated Financial Statements.

(2)
Amount includes $2,031 of unrecognized tax benefit associated with FIN 48.

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

        The following reconciles net income to common stockholders to FFO and FFO-diluted (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Net income—available to common stockholders	$5,663	$19,366	$120,085	$33,775
Adjustments to reconcile net income to FFO—basic:
Minority interest in the Operating Partnership	944	3,442	20,600	6,020
Adjustment of minority interest due to redemption value	—	(1,346)	—	2,773
Loss (gain) on sale or write-down of consolidated assets	5,178	757	(95,135)	(1,889)
Add: minority interest share of gain on sale of consolidated joint ventures	—	39	589	387
Gain on sale of undepreciated consolidated assets	224	111	798	450
(Gain) loss on sale of joint venture assets(1)	(349)	4	(3,272)	2,024
Add minority interest on sale of undepreciated consolidated assets	—	—	487	—
Gain on undepreciated joint venture assets(1)	328	(4)	2,764	346
Depreciation and amortization on consolidated assets	66,637	59,061	185,538	174,327
Less: depreciation and amortization allocable to minority interests on consolidated joint ventures	(1,065)	(1,019)	(2,426)	(3,346)
Depreciation and amortization on joint venture assets(1)	26,292	23,422	74,326	68,506
Depreciation on personal property and amortization of loan costs	(2,558)	(4,438)	(7,159)	(12,074)

FFO—basic	101,294	99,395	297,195	271,299
Additional adjustments to arrive at FFO—diluted:
Impact of convertible preferred stock	835	2,902	4,124	8,052
Impact of convertible debt	—	8,686	—	18,855

FFO—diluted	$102,129	$110,983	$301,319	$298,206

Weighted average number of FFO shares outstanding for:
FFO—basic(2)	87,424	84,220	86,216	84,400
Adjustments for the impact of dilutive securities in computing FFO-diluted:
Convertible preferred stock	894	3,627	1,935	3,627
Share and unit-based compensation plans	15	308	267	306
Convertible debt	—	8,522	—	6,212

FFO—diluted(3)	88,333	96,677	88,418	94,545

(1)
Unconsolidated assets are presented at the Company's pro rata share.

(2)
Calculated based upon basic net income as adjusted to reach basic FFO. As of September 30, 2008 and 2007, 12.4 million and 12.5 million OP Units were outstanding, respectively.

(3)
The computation of FFO—diluted shares outstanding includes the effect of share and unit-based compensation plans and the Senior Notes using the treasury stock method. It also assumes the conversion of MACWH, LP common and preferred units to the extent that they are dilutive to the FFO computation. The MACWH, LP preferred units were antidilutive to the calculations at September 30, 2008 and 2007 and were not included in the above calculations. The Senior Notes were dilutive for the three and nine months ended September 30, 2007 and antidilutive for the three and nine months ended September 30, 2008.

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

        The following table sets forth information as of September 30, 2008 concerning the Company's long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV") (dollars in thousands):

	For the years ended September 30,
	2009	2010	2011	2012	2013	Thereafter	Total	FV
CONSOLIDATED CENTERS:
Long term debt:
Fixed rate	$321,182	$982,963	$697,080	$198,124	$1,315,993	$979,580	$4,494,922	$4,343,340
Average interest rate	6.46%	6.34%	5.67%	6.25%	4.41%	5.82%	5.59%
Floating rate	241,912	50,000	1,246,975	—	—	—	1,538,887	1,538,887
Average interest rate	4.48%	4.25%	4.72%				4.65%

Total debt—Consolidated Centers	$563,094	$1,032,963	$1,944,055	$198,124	$1,315,993	$979,580	$6,033,809	$5,882,227

JOINT VENTURE CENTERS:
Long term debt (at Company's pro rata share):
Fixed rate	$334,566	$118,632	$46,711	$195,529	$313,519	$752,046	$1,761,003	$1,784,037
Average interest rate	5.27%	6.85%	7.00%	6.91%	5.63%	5.58%	5.81%
Floating rate	101,052	—	94,347	—	—	3,240	198,639	198,639
Average interest rate	3.52%		3.56%			8.02%	3.62%

Total debt—Joint Venture Centers	$435,618	$118,632	$141,058	$195,529	$313,519	$755,286	$1,959,642	$1,982,676

(1)
Fixed rate debt includes the $450 million floating rate term note and $400 million of the line of credit balance. These amounts have effective fixed rates over the remaining terms due to swap agreements as discussed below.

        The consolidated Centers' total fixed rate debt at September 30, 2008 and December 31, 2007 was $4.5 billion and $4.8 billion, respectively. The average interest rate on fixed rate debt at September 30, 2008 and December 31, 2007 was 5.59% and 5.57%, respectively. The consolidated Centers' total floating rate debt at September 30, 2008 and December 31, 2007 was $1.5 billion and $1.0 billion, respectively. The average interest rate on floating rate debt at September 30, 2008 and December 31, 2007 was 4.65% and 6.15%, respectively.

        The Company's pro rata share of the Joint Venture Centers' fixed rate debt at September 30, 2008 and December 31, 2007 was $1.8 billion and $1.6 billion, respectively. The average interest rate on fixed rate debt at September 30, 2008 and December 31, 2007 was 5.81% and 5.89%, respectively. The Company's pro rata share of the Joint Venture Centers' floating rate debt at September 30, 2008 and December 31, 2007 was $198.6 million and $195.0 million, respectively. The average interest rate on the floating rate debt at September 30, 2008 and December 31, 2007 was 3.62% and 6.09%, respectively.

        The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (See Note 5—Derivative Instruments and Hedging Activities of the Company's Consolidated Financial Statements).

        The following are outstanding derivatives at September 30, 2008 (amounts in thousands):

Property/Entity	Notional Amount	Product	Rate	Maturity	Company's Ownership	Fair Value(1)
Camelback Colonnade	$41,500	Cap	8.54%	11/17/2008	75%	$—
Desert Sky Mall	51,500	Cap	7.65%	3/15/2009	50%	—
La Cumbre Plaza	30,000	Cap	7.12%	8/9/2009	100%	—
Metrocenter Mall	112,000	Cap	7.25%	2/15/2009	15%	—
Metrocenter Mall	25,880	Cap	7.25%	2/15/2009	15%	—
Metrocenter Mall	133,596	Swap	4.57%	2/15/2009	15%	(74)
Panorama Mall	50,000	Cap	6.65%	3/1/2010	100%	5
The Oaks	150,000	Cap	6.25%	7/1/2010	100%	60
The Operating Partnership	450,000	Swap	4.80%	4/15/2010	100%	(10,909)
The Operating Partnership	400,000	Swap	5.08%	4/25/2011	100%	(16,176)
Westside Pavilion	175,000	Cap	5.50%	6/1/2010	100%	117

(1)
Fair value at the Company's ownership percentage.

        Interest rate cap agreements ("Cap") offer protection against floating rates on the notional amount from exceeding the rates noted in the above schedule, and interest rate swap agreements ("Swap") effectively replace a floating rate on the notional amount with a fixed rate as noted above.

        In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $17.4 million per year based on $1.7 billion outstanding of floating rate debt at September 30, 2008.

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

        However, based on their evaluation as of September 30, 2008, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.    Risk Factors

        In "Item 1A. Risk Factors" of our Annual Report on Form 10-K/A for the year ended December 31, 2007 ("2007 10-K"), a risk factor entitled "Our centers depend on tenants to generate rental revenues" notes that the bankruptcy and/or closure of an Anchor or retail store may reduce occupancy levels, customer traffic and rental income, or otherwise adversely affect our financial performance. By way of example, in July 2008, Mervyn's filed for bankruptcy protection and announced in October its plans to liquidate all merchandise, auction its store leases and wind down its business. We have 46 Mervyn's stores in our portfolio (See Exhibit 99.1 of this Form 10-Q). We own the ground leasehold and/or fee simple interest in 43 of those stores and the remaining three are owned by third parties but are located at our Centers. In the event Mervyn's elects, under the bankruptcy laws, to reject the lease of any Mervyn's store in our portfolio, (i) we will lose rental revenues and tenant recoveries due under the applicable lease, and (ii) there will be a write off of the intangible asset and/or liability recorded as a result of applying SFAS No. 141, "Business Combinations" ("SFAS 141") to such lease. In connection with the acquisition of the Mervyn's portfolio (See Note 13-Acquisitions of the Company's Consolidated Financial Statements) and applying SFAS 141, we recorded intangible assets of $110.7 million and intangible liabilities of $59.0 million. During the third quarter of 2008, we recorded a write-down of $5.2 million due to the anticipated rejection of six of our leases by Mervyn's. At September 30, 2008, we had unamortized intangible assets of $101.2 million and unamortized intangible liabilities of $56.6 million related to our Mervyn's portfolio.

        In light of the current volatile economic environment, we are adding the following additional Risk Factor:

Current economic conditions, including recent volatility in the capital and credit markets, could harm our business, results of operations and financial condition.

        The United States is in the midst of an economic recession with the capital and credit markets experiencing extreme volatility and disruption. The current economic environment has been affected by dramatic declines in the stock and housing markets, increases in foreclosures, unemployment and living costs as well as limited access to credit. This deteriorating economic situation has impacted and is expected to continue to impact consumer spending levels. A sustained economic downward trend could impact our tenants' ability to meet their lease obligations due to poor operating results, lack of liquidity, bankruptcy or other reasons. Our ability to lease space and negotiate rents at advantageous rates could also be affected in this type of economic environment. In addition, a significant percentage of our Centers are located in California and Arizona and those areas have been more adversely affected by weak economic and real estate conditions. Finally, if current levels of market volatility continue to worsen, access to capital and credit markets could be disrupted which may make it difficult to obtain the financing we may need for future growth and/or to meet our debt service obligations as they mature. Any of these events could harm our business, results of operations and financial condition.

        Except as described above, there have been no material changes to the risk factors set forth under "Item 1A. Risk Factors" in the 2007 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        Not Applicable

Item 3.    Defaults Upon Senior Securities

        Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders

        Not Applicable

Item 5.    Other Information

        Not Applicable

Item 6.    Exhibits

3.1*	Articles of Amendment and Restatement of the Company
3.1.1**	Articles Supplementary of the Company
3.1.2***	Articles Supplementary of the Company (Series A Preferred Stock)
3.1.3****	Articles Supplementary of the Company (Series C Junior Participating Preferred Stock)
3.1.4*****	Articles Supplementary of the Company (Series D Preferred Stock)
3.1.5#	Articles Supplementary of the Company (reclassification of shares)
3.1.6#**	Articles of Amendment of the Company (Declassification of the Board)
3.2##	Amended and Restated By-Laws of the Company, as adopted on February 8, 2007
4.1###	Form of Common Stock Certificate
4.2####	Form of Preferred Stock Certificate (Series A Preferred Stock)
4.2.1###	Form of Preferred Stock/Right Certificate (Series C Junior Participating Preferred Stock)
4.2.2#####	Form of Preferred Stock Certificate (Series D Preferred Stock)
4.3###

Agreement dated as of November 10, 1998 between the Company and Computershare Investor Services as successor to EquiServe Trust Company, N.A., as successor to First Chicago Trust Company of New York, as Rights Agent

4.4#*	Indenture, dated as of March 16, 2007, among the Company, the Operating Partnership and Deutsche Bank Trust Company Americas (includes form of the Notes and Guarantee)
31.1	Section 302 Certification of Arthur Coppola, Chief Executive Officer
31.2	Section 302 Certification of Thomas O'Hern, Chief Financial Officer
32.1	Section 906 Certification of Arthur Coppola, Chief Executive Officer, and Thomas O'Hern, Chief Financial Officer
99.1	List of Mervyn's properties in the Company's portfolio

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

#**
Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.

 Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MACERICH COMPANY
By:	/s/ THOMAS E. O'HERN Thomas E. O'Hern Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 7, 2008

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