Form 10-K
period 2008-12-31
MACERICH CO
filed 2009-02-27
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

Commission File No. 1-12504

THE MACERICH COMPANY
(Exact name of registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	95-4448705 (I.R.S. Employer Identification Number)

401 Wilshire Boulevard, Suite 700, Santa Monica, California 90401
(Address of principal executive office, including zip code)

Registrant's telephone number, including area code (310) 394-6000

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 Par Value	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

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

YES ☐    NO ☒

         The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $4.5 billion as of the last business day of the registrant's most recent completed second fiscal quarter based upon the price at which the common shares were last sold on that day.

         Number of shares outstanding of the registrant's common stock, as of February 13, 2009: 77,033,475 shares

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the annual stockholders meeting to be held in 2009 are incorporated by reference into Part III of this Form 10-K

THE MACERICH COMPANY
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008
INDEX

PART I

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K of The Macerich Company (the "Company") contains or incorporates by reference statements that constitute forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as "may," "will," "could," "should," "expects," "anticipates," "intends," "projects," "predicts," "plans," "believes," "seeks," and "estimates" and variations of these words and similar expressions. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Forward-looking statements appear in a number of places in this Form 10-K and include statements regarding, among other matters:

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

  •
  the Company's expectations regarding its financial condition or results of operations; and

  •
  the Company's expectations for refinancing its indebtedness.

        Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or the industry to differ materially from the Company's future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. You are urged to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results, including those made in "Item 1A. Risk Factors" of this Annual Report on Form 10-K, as well as our other reports filed with the Securities and Exchange Commission ("SEC"). You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. The Company does not intend, and undertakes no obligation, to update any forward-looking information to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, unless required by law to do so.

ITEM 1.    BUSINESS

General

        The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"). As of December 31, 2008, the Operating Partnership owned or had an ownership interest in 72 regional shopping centers and 20 community shopping centers totaling approximately 76 million square feet of gross leasable area ("GLA"). These 92 regional and community shopping centers are referred to hereinafter as the "Centers", unless the context otherwise requires. The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Company's management companies, Macerich Property Management Company, LLC, a single member Delaware limited liability company, Macerich Management Company, a California corporation, Westcor Partners, L.L.C., a single member Arizona limited liability company, Macerich Westcor Management LLC, a single member Delaware limited liability company, Westcor Partners of Colorado, LLC, a Colorado limited liability company, MACW Mall Management, Inc., a New York corporation, and MACW Property Management, LLC, a single member New York limited liability company. All seven of the management companies are collectively referred to herein as the "Management Companies."

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

Recent Developments

  Acquisitions and Dispositions:

        On January 1, 2008, a subsidiary of the Operating Partnership, at the election of the holders, redeemed its 3.4 million Class A participating convertible preferred units ("PCPUs"). As a result of the redemption, the Company received the 16.32% minority interest in the portion of the Wilmorite portfolio acquired on April 25, 2005 that included Danbury Fair Mall, Freehold Raceway Mall, Great Northern Mall, Rotterdam Square, Shoppingtown Mall, Towne Mall, Tysons Corner Center and Wilton Mall, collectively, referred to as the "Non-Rochester Properties," for a total consideration of $224.4 million, in exchange for the Company's ownership interest in the portion of the Wilmorite portfolio that consisted of Eastview Mall, Eastview Commons, Greece Ridge Center, Marketplace Mall and Pittsford Plaza, collectively referred to as the "Rochester Properties." Included in the redemption consideration was the assumption of the remaining 16.32% interest in the indebtedness of the Non-Rochester Properties, which had an estimated fair value of $106.0 million. In addition, the Company also received additional consideration of $11.8 million, in the form of a note, for certain working capital adjustments, extraordinary capital expenditures, leasing commissions, tenant allowances, and decreases in indebtedness during the Company's period of ownership of the Rochester Properties. The Company recognized a gain of $99.1 million on the exchange. This exchange is referred to herein as the "Rochester Redemption."

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

        On May 20, 2008, the Company purchased fee simple interests in a 161,350 square foot Boscov's department store at Deptford Mall in Deptford, New Jersey. The total purchase price of $23.5 million was funded by the assumption of the existing $15.2 million mortgage note on the property and by borrowings under the Company's line of credit.

        On June 11, 2008, the Company became a 50% owner in a joint venture that acquired One Scottsdale, which plans to develop a luxury retail and mixed-use property in Scottsdale, Arizona. The Company's share of the purchase price was $52.5 million, which was funded by borrowings under the Company's line of credit.

        On December 19, 2008, the Company sold a fee and/or ground leasehold interest in three freestanding Mervyn's department stores to Pacific Premier Retail Trust, one of the Company's joint ventures, for $43.4 million, resulting in a gain on sale of assets of $1.5 million. The Company's pro rata share of the proceeds were used to pay down the Company's line of credit.

  Financing Activity:

        On March 1, 2008, the Company paid off the existing loan on Mall of Victor Valley. Subsequently, on May 6, 2008, the Company placed a new $100.0 million loan on the property that bears interest at LIBOR plus 1.60% and matures on May 6, 2011, with two one-year extension options. The loan proceeds from the new loan were used to pay down the Company's line of credit and for general corporate purposes.

        On March 14, 2008, the Company placed a construction loan on Cactus Power Center that provides for borrowings of up to $101.0 million and bears interest at LIBOR plus a spread of 1.10% to 1.35%, depending on certain conditions. The loan matures on March 14, 2011, with two one-year extension options. The loan proceeds were used to fund development activities on the property.

        On May 14, 2008, the Company's joint venture in The Market at Estrella Falls placed a construction loan on the property that allows for total borrowings of up to $80.0 million. The loan bears interest at LIBOR plus a spread of 1.50% to 1.60%, depending on certain conditions, and matures on June 1, 2011, with two one-year extension options. The loan proceeds were used to fund development activities on the property.

        On May 20, 2008, concurrent with the acquisition of the fee simple interest in a freestanding Boscov's department store at Deptford Mall, the Company assumed the existing $15.8 million loan on the property. The loan bears interest at 6.46% and matures on June 1, 2016. See "Recent Developments—Acquisitions and Dispositions."

        On June 5, 2008, the Company replaced the existing loan on Westside Pavilion with a new $175.0 million loan that bears interest at LIBOR plus 2.00% and matures on June 5, 2011, with two one-year extension options. The loan proceeds were used to pay down the Company's line of credit and for general corporate purposes.

        On June 13, 2008, the Company placed a construction loan on SanTan Regional Center that allows for total borrowings of up to $150.0 million. The loan bears interest at LIBOR plus a spread of 2.10% to 2.25%, depending on certain conditions. The loan matures on June 13, 2011, with two one-year extension options. The net loan proceeds were used to fund development activities on the property and pay down the Company's line of credit.

        On July 10, 2008, the Company placed a $165.0 million loan on The Oaks that bears interest at LIBOR plus 1.75% and matures on July 10, 2011, with two one-year extension options. Concurrently, the Company placed a construction loan on the property that allows for total borrowings of up to $135.0 million, bears interest at LIBOR plus a spread of 1.75% to 2.10%, depending on certain conditions, and matures on July 10, 2011, with two one-year extension options. The loan proceeds from the new loans were used to fund development activities at the property, pay down the Company's line of credit and for general corporate purposes.

        On July 10, 2008, the Company replaced the existing loan on Fresno Fashion Fair with a new $170.0 million loan that bears interest at 6.76% and matures on August 1, 2015. The net loan proceeds were used to pay down the Company's line of credit and for general corporate purposes.

        On July 31, 2008, the Company's joint venture in Broadway Plaza replaced the existing loan on the property with a new $150.0 million loan that bears interest at 6.12% and matures on August 15, 2015. The Company used its pro rata share of the net loan proceeds to pay down the Company's line of credit and for general corporate purposes.

        On August 11, 2008, the Company paid off the existing loan on South Towne Center. Subsequently, on October 16, 2008, the Company placed a new $90.0 million loan on the property that bears interest at 6.75% and matures on November 5, 2015. The net loan proceeds were used to pay down the Company's line of credit and for general corporate purposes.

        On October 1, 2008, the Company's joint venture in Chandler Festival replaced the existing loan on the property with a new $29.7 million loan that bears interest at 6.39% and matures on November 1, 2015. The Company used its pro rata share of the net loan proceeds to pay down the Company's line of credit and for general corporate purposes.

        On October 1, 2008, the Company's joint venture in Chandler Gateway replaced the existing loan on the property with a new $18.9 million loan that bears interest at 6.37% and matures on November 1, 2015. The Company used its pro rata share of the net loan proceeds to pay down the Company's line of credit and for general corporate purposes.

        On December 10, 2008, Pacific Premier Retail Trust, one of the Company's joint ventures, replaced an existing loan on Washington Square with a new $250.0 million loan that bears interest at 6.04% and matures on January 1, 2016. The Company used its pro rata share of the net loan proceeds to fund its share of the purchase of fee simple and/or ground leasehold interests in three freestanding Mervyn's stores and to pay down the Company's line of credit and for general corporate purposes.

        During the period of October 21, 2008 to December 29, 2008, the Company repurchased and retired $222.8 million of convertible senior notes ("Senior Notes") for $122.7 million. This early retirement of debt resulted in a $95.3 million gain on early extinguishment of debt. The repurchases were funded through additional borrowings under the Company's line of credit.

        On February 2, 2009, the Company replaced an existing loan on Queens Center with a new $130.0 million loan that bears interest at 7.50% and matures on March 1, 2013. The net loan proceeds were used to pay down the Company's line of credit and for general corporate purposes.

        In addition, the Company's joint venture has obtained a commitment for a $62.0 million, five year financing of Redmond Town Center's office buildings at a fixed interest rate of 7.50%. After the closing of the Redmond transaction, the Company will have $406.0 million of 2009 debt maturities remaining (excluding loans with extensions). The Company also obtained a commitment for a three year loan extension on the existing $115.0 million loan on Twenty Ninth Street, a Center in Boulder, Colorado at an interest rate of LIBOR plus 3.40%.

  Redevelopment and Development Activity:

        Construction continues on Santa Monica Place, a regional shopping center under development in Santa Monica, California. In September, the Company announced that Bloomingdale's will join Nordstrom. Bloomingdale's will open the first of the store's SoHo concept outside of Manhattan. In addition, the Company has announced deals with 11 retailers and restaurants slated to join the new Santa Monica Place—Ed Hardy, Arthur, R.O.C. Republic of Couture, Ilori, Love Culture, Michael

Brandon, Shuz, restaurants La Sandia, Zengo and Pizza Antica, and gallery Artevo. These 11 strong brands join previously announced restaurants XINO and Osumo Sushi and fashion retailers Kitson LA, BCBG Max Azria, Coach, Lacoste, Joe's Jeans and True Religion, all of which are slated to open in 2010 alongside Bloomingdale's SoHo concept and Nordstrom.

        At Scottsdale Fashion Square, construction on an approximately 160,000 square foot expansion continues on schedule toward a Fall 2009 opening. The expansion will be anchored by a 60,000 square foot Barneys New York. In addition, recently signed fashion retailer Ed Hardy, French luxury homewear retailer Arthur and Forever 21 will join previously announced True Religion and restaurants Marcella's and Modern Steak, in the new wing. Recent additions to the Center's interior merchandise mix include Cartier and Bvlgari.

        In December 2008, the Company wrote off $8.7 million of development costs on development projects the Company has determined it will not pursue. In addition, the Company recorded an $18.8 million impairment charge to reduce its pro rata share of the carrying value of land held for development at a consolidated joint venture.

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

        Regional Shopping Centers have generally provided owners with relatively stable income despite the cyclical nature of the retail business. This stability is due both to the diversity of tenants and to the typical dominance of Regional Shopping Centers in their trade areas.

        Regional Shopping Centers have different strategies with regard to price, merchandise offered and tenant mix, and are generally tailored to meet the needs of their trade areas. Anchor tenants are located along common areas in a configuration designed to maximize consumer traffic for the benefit of the Mall Stores. Mall GLA, which generally refers to GLA contiguous to the Anchors for tenants other than Anchors, is leased to a wide variety of smaller retailers. Mall Stores typically account for the majority of the revenues of a Regional Shopping Center.

Business of the Company

  Strategy:

        The Company has a four-pronged business strategy which focuses on the acquisition, leasing and management, redevelopment and development of Regional Shopping Centers.

        Acquisitions.    The Company focuses on well-located, quality regional shopping centers that are, or it believes can be, dominant in their trade area and have strong revenue enhancement potential. The Company subsequently seeks to improve operating performance and returns from these properties through leasing, management and redevelopment. Since its initial public offering, the Company has acquired interests in shopping centers nationwide. The Company believes that it is geographically well positioned to cultivate and maintain ongoing relationships with potential sellers and financial institutions and to act quickly when acquisition opportunities arise. (See "Recent Developments—Acquisitions and Dispositions").

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

        On a selective basis, the Company provides property management and leasing services for third parties. The Company currently manages four malls for third party owners on a fee basis. In addition, the Company manages three community centers for a related party.

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

  The Centers

        As of December 31, 2008, the Centers consist of 72 Regional Shopping Centers and 20 Community Shopping Centers totaling approximately 76.0 million square feet of GLA. The 72 Regional Shopping Centers in the Company's portfolio average approximately 952,000 square feet of GLA and range in size from 2.2 million square feet of GLA at Tysons Corner Center to 323,505 square feet of GLA at Panorama Mall. The Company's 20 Community Shopping Centers have an average of approximately 238,000 square feet of GLA. As of December 31, 2008, the Centers included 311 Anchors totaling approximately 40.3 million square feet of GLA and approximately 9,000 Mall and Freestanding Stores totaling approximately 35.6 million square feet of GLA.

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

  Major Tenants

        The Centers derived approximately 91.7% of their total minimum rents for the year ended December 31, 2008 from Mall and Freestanding Stores. One tenant accounted for approximately 2.4% of minimum rents of the Company, and no other single tenant accounted for more than 2.3% of minimum rents as of December 31, 2008.

        The following tenants (including their subsidiaries) represent the 10 largest tenants in the Company's portfolio (including joint ventures) based upon minimum rents in place as of December 31, 2008:

Tenant	Primary DBA's	Number of Locations in the Portfolio	% of Total Minimum Rents(1)
Gap Inc.	Gap, Banana Republic, Old Navy	97	2.4%
Limited Brands, Inc.	Victoria Secret, Bath and Body	137	2.3%
Foot Locker, Inc.	Footlocker, Champs Sports, Lady Footlocker	145	1.8%
Forever 21, Inc.	Forever 21, XXI Forever	43	1.6%
Abercrombie & Fitch Co.	Abercrombie & Fitch, Abercrombie, Hollister	78	1.6%
AT&T Mobility LLC(1)	AT&T Wireless, Cingular Wireless	32	1.4%
Luxottica Group	Lenscrafters, Sunglass Hut	165	1.3%
American Eagle Outfitters, Inc.	American Eagle Outfitters	66	1.2%
Zale Corporation	Zales, Piercing Pagoda, Gordon's Jewelers	112	1.1%
Signet Group PLC	Kay Jewelers, Weisfield Jewelers	74	1.0%

(1)
Includes AT&T Mobility office headquarters located at Redmond Town Center.

  Mall and Freestanding Stores

        Mall and Freestanding Store leases generally provide for tenants to pay rent comprised of a base (or "minimum") rent and a percentage rent based on sales. In some cases, tenants pay only minimum rent, and in some cases, tenants pay only percentage rent. Historically, most leases for Mall and Freestanding Stores contain provisions that allow the Centers to recover their costs for maintenance of the common areas, property taxes, insurance, advertising and other expenditures related to the operations of the Center. Since January 2005, the Company generally began entering into leases which require tenants to pay a stated amount for such operating expenses, generally excluding property taxes, regardless of the expenses the Company actually incurs at any Center.

        Tenant space of 10,000 square feet and under in the portfolio at December 31, 2008 comprises 69.1% of all Mall and Freestanding Store space. The Company uses tenant spaces of 10,000 square feet and under for comparing rental rate activity. The Company believes that to include space over 10,000 square feet would provide a less meaningful comparison.

        When an existing lease expires, the Company is often able to enter into a new lease with a higher base rent component. The average base rent for new Mall and Freestanding Store leases at the consolidated Centers, 10,000 square feet and under, commencing during 2008 was $42.70 per square foot, or 21.5% higher than the average base rent for all Mall and Freestanding Stores at the consolidated Centers, 10,000 square feet and under, expiring during 2008 of $35.14 per square foot.

        The following table sets forth for the Centers, the average base rent per square foot of Mall and Freestanding GLA, for tenants 10,000 square feet and under, as of December 31 for each of the past three years:

For the Years Ended December 31,	Average Base Rent Per Square Foot(1)	Avg. Base Rent Per Sq.Ft. on Leases Commencing During the Year(2)	Avg. Base Rent Per Sq. Ft. on Leases Expiring During the Year(3)
Consolidated Centers:
2008	$41.39	$42.70	$35.14
2007	$38.49	$43.23	$34.21
2006	$37.55	$38.40	$31.92
Joint Venture Centers:
2008	$42.14	$49.74	$37.61
2007	$38.72	$47.12	$34.87
2006	$37.94	$41.43	$36.19

(1)
Average base rent per square foot is based on Mall and Freestanding Store GLA for spaces, 10,000 square feet and under, occupied as of December 31 for each of the Centers owned by the Company. The leases for Promenade at Casa Grande, SanTan Village Power Center and SanTan Village Regional Center were excluded for 2007 and 2008 due to the Centers being under redevelopment. The leases for The Market at Estrella Falls and Santa Monica Place were excluded for 2008 due to the Centers being under redevelopment.

(2)
The average base rent per square foot on lease signings commencing during the year represents the actual rent to be paid on a per square foot basis during the first twelve months, for tenants 10,000 square feet and under. The leases for Promenade at Casa Grande, SanTan Village Power Center and SanTan Village Regional Center were excluded for 2007 and 2008 due to the Centers being under redevelopment. The leases for The Market at Estrella Falls and Santa Monica Place were excluded for 2008 due to the Centers being under redevelopment.

(3)
The average base rent per square foot on leases expiring during the year represents the final year minimum rent, on a cash basis, for all tenant leases 10,000 square feet and under expiring during the year. The leases for Promenade at Casa Grande, SanTan Village Power Center and SanTan Village Regional Center were excluded for 2007 and 2008 due to the Centers being under redevelopment. The leases for The Market at Estrella Falls and Santa Monica Place were excluded for 2008 due to the Centers being under redevelopment.

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

	For Years ended December 31,
	2008	2007	2006
Consolidated Centers:
Minimum Rents	8.9%	8.0%	8.1%
Percentage Rents	0.4%	0.4%	0.4%
Expense Recoveries(1)	4.4%	3.8%	3.7%

	13.7%	12.2%	12.2%

Joint Venture Centers:
Minimum Rents	8.2%	7.3%	7.2%
Percentage Rents	0.4%	0.5%	0.6%
Expense Recoveries(1)	3.9%	3.2%	3.1%

	12.5%	11.0%	10.9%

    (1)
    Represents real estate tax and common area maintenance charges.

  Lease Expirations

        The following tables show scheduled lease expirations (for Centers owned as of December 31, 2008) of Mall and Freestanding Stores (10,000 square feet and under) for the next ten years, assuming that none of the tenants exercise renewal options:

Consolidated Centers:

Year Ending December 31,	Number of Leases Expiring	Approximate GLA of Leases Expiring(1)	% of Total Leased GLA Represented by Expiring Leases(1)	Ending Base Rent per Square Foot of Expiring Leases(1)
2009	480	959,995	12.31%	$35.49
2010	435	834,841	10.70%	$41.08
2011	433	1,058,341	13.57%	$38.56
2012	328	830,663	10.65%	$38.17
2013	244	531,060	6.81%	$42.66
2014	245	565,878	7.25%	$50.43
2015	251	647,709	8.30%	$50.18
2016	248	661,310	8.48%	$41.69
2017	279	807,575	10.35%	$40.93
2018	207	531,293	6.81%	$43.69

Joint Venture Centers (at pro rata share):

Year Ending December 31,	Number of Leases Expiring	Approximate GLA of Leases Expiring(1)	% of Total Leased GLA Represented by Expiring Leases(1)	Ending Base Rent per Square Foot of Expiring Leases(1)
2009	504	520,156	13.0%	$36.65
2010	441	452,190	11.3%	$40.59
2011	393	449,891	11.2%	$39.79
2012	309	319,854	8.0%	$42.28
2013	281	325,495	8.1%	$43.16
2014	232	283,266	7.1%	$44.65
2015	238	295,462	7.4%	$45.66
2016	279	340,179	8.5%	$48.21
2017	291	444,352	11.1%	$43.89
2018	233	394,563	9.8%	$45.29

    (1)
    The ending base rent per square foot on leases expiring during the period represents the final year minimum rent, on a cash basis, for all tenant leases 10,000 square feet and under expiring during the year. Currently, 53% of leases have provisions for future consumer price increases which are not reflected in ending base rent. Leases for Promenade at Casa Grande, SanTan Village Power Center, SanTan Village Regional Center, Market at Estrella Falls and Santa Monica Place are currently under redevelopment and have been excluded.

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

        Anchors accounted for approximately 8.3% of the Company's total minimum rent for the year ended December 31, 2008.

        The following table identifies each Anchor, each parent company that owns multiple Anchors and the number of square feet owned or leased by each such Anchor or parent company in the Company's portfolio at December 31, 2008:

Name	Number of Anchor Stores	GLA Owned by Anchor	GLA Leased by Anchor	Total GLA Occupied by Anchor
Macy's Inc.(1)
Macy's	54	5,605,572	3,180,401	8,785,973
Bloomingdale's	1	—	255,888	255,888

Total	55	5,605,572	3,436,289	9,041,861
Sears Holdings Corporation
Sears	48	4,462,305	2,079,671	6,541,976
Great Indoors, The	1	—	131,051	131,051
K-Mart	1	—	86,479	86,479

Total	50	4,462,305	2,297,201	6,759,506
J.C. Penney	45	2,353,168	3,661,962	6,015,130
Dillard's	24	3,272,584	808,302	4,080,886
Nordstrom(2)	14	699,127	1,648,287	2,347,414
Target	12	1,023,482	564,279	1,587,761
The Bon-Ton Stores, Inc.
Younkers	6	—	609,177	609,177
Bon-Ton, The	1	—	71,222	71,222
Herberger's	4	188,000	214,573	402,573

Total	11	188,000	894,972	1,082,972
Gottschalks(3)	7	252,638	633,242	885,880
Forever 21(4)	7	—	615,073	615,073
Kohl's(4)	6	239,902	276,664	516,566
Boscov's	3	140,000	336,067	476,067
Wal-Mart	3	371,527	100,709	472,236
Neiman Marcus	3	120,000	321,450	441,450
Home Depot	3	—	394,932	394,932
Lord & Taylor	3	120,635	199,372	320,007
Burlington Coat Factory	3	186,570	74,585	261,155
Von Maur	3	186,686	59,563	246,249
Dick's Sporting Goods	3	—	257,241	257,241
Belk, Inc.
Belk	3	—	200,925	200,925
La Curacao	1	164,656	—	164,656
Costco(5)	1	—	147,652	147,652
Barneys New York(6)	2	—	141,398	141,398
Lowe's	1	135,197	—	135,197
Best Buy	2	129,441	—	129,441
Saks Fifth Avenue	1	—	92,000	92,000
L.L. Bean	1	—	75,778	75,778
Richman Gordman 1/2 Price	1	—	60,000	60,000
Sports Authority	1	—	52,250	52,250
Bealls	1	—	40,000	40,000
Vacant Anchors(7)	11	—	925,153	925,153

Total	281	19,651,490	18,315,346	37,966,836
Forever 21 at centers not owned by Macerich(4)	5	—	395,858	395,858
Kohl's at centers not owned by Macerich(4)	8	—	653,580	653,580
Vacant Anchors at centers not owned by Macerich(4)	17	—	1,324,451	1,324,451

Total	311	19,651,490	20,689,235	40,340,725

(1)
Macy's is scheduled to open a 120,000 square foot store at SanTan Village Regional Mall in March 2009. Macy's at Santa Monica Place plans to convert to a Bloomingdale's in 2010.

(2)
Nordstrom is scheduled to open a 122,000 square foot store at Santa Monica Place in 2010.

(3)
Gottschalks filed Chapter 11 bankruptcy in January 2009. All stores are currently open and operating.

(4)
Mervyn's filed bankruptcy on July 29, 2008. One of the Mervyn's locations owned by the Company closed in July 2008, six closed in November 2008 and the remaining Mervyn's locations closed in December 2008. Of the 45 former Mervyn's in the Company's portfolio, 12 are now leased to Forever 21 and 11 to Kohl's. The Forever 21 stores are scheduled to open in Spring 2009. The Kohl's stores are scheduled to open in Fall 2009. The Company also had three other Kohl's opened and operating at December 31, 2008.

(5)
Costco opened a 160,000 square foot store at Lakewood Center in February 2009.

(6)
Barneys New York is scheduled to open a 60,000 square foot store at Scottsdale Fashion Square in Fall 2009.

(7)
The Company is contemplating various replacement tenants and/or redevelopment opportunities for these vacant sites.

Environmental Matters

        Each of the Centers has been subjected to an Environmental Site Assessment—Phase I (which involves review of publicly available information and general property inspections, but does not involve soil sampling or ground water analysis) completed by an environmental consultant.

        Based on these assessments, and on other information, the Company is aware of the following environmental issues that may reasonably result in costs associated with future investigation or remediation, or in environmental liability:

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

        See "Risk Factors—Possible environmental liabilities could adversely affect us."

Insurance

        Each of the Centers has comprehensive liability, fire, extended coverage and rental loss insurance with insured limits customarily carried for similar properties. The Company does not insure certain types of losses (such as losses from wars) because they are either uninsurable or not economically insurable. In addition, while the Company or the relevant joint venture, as applicable, further carries specific earthquake insurance on the Centers located in California, the policies are subject to a deductible equal to 5% of the total insured value of each Center, a $100,000 per occurrence minimum and a combined annual aggregate loss limit of $150 million on these Centers. The Company or the relevant joint venture, as applicable, carries specific earthquake insurance on the Centers located in the Pacific Northwest. However, the policies are subject to a deductible equal to 2% of the total insured value of each Center, a $50,000 per occurrence minimum and a combined annual aggregate loss limit of $200 million on these Centers. While the Company or the relevant joint venture also carries terrorism insurance on the Centers, the policies are subject to a $50,000 deductible and a combined annual aggregate loss of $800 million. Each Center has environmental insurance covering eligible third-party losses, remediation and non-owned disposal sites, subject to a $100,000 deductible and a $20 million five-year aggregate limit. Some environmental losses are not covered by this insurance because they are uninsurable or not economically insurable. Furthermore, the Company carries title insurance on substantially all of the Centers for less than their full value.

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

Employees

        As of December 31, 2008, the Company and the Management Companies had approximately 3,000 regular and temporary employees, including executive officers (10), personnel in the areas of acquisitions and business development (44), property management/marketing (506), leasing (203), redevelopment/development (92), financial services (302) and legal affairs (66). In addition, in an effort to minimize operating costs, the Company generally maintains its own security and guest services staff (1,760) and in some cases maintenance staff (17). Unions represent twenty-two of these employees. The Company primarily engages a third party to handle maintenance at the Centers. The Company believes that relations with its employees are good.

Seasonality

        For a discussion of the extent to which the Company's business may be seasonal, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Management's Overview and Summary—Seasonality."

Available Information; Website Disclosure; Corporate Governance Documents

        The Company's corporate website address is www.macerich.com. The Company makes available free-of-charge through this website its reports on Forms 10-K, 10-Q and 8-K and all amendments thereto, as soon as reasonably practicable after the reports have been filed with, or furnished to, the Securities and Exchange Commission. These reports are available under the heading "Investing—SEC Filings", through a free hyperlink to a third-party service. Information provided on our website is not incorporated by reference into this Form 10-K.

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

ITEM 1A.    RISK FACTORS

        The following factors, among others, could cause our actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by our management from time to time. These factors, among others, may have a material adverse effect on our business, financial condition, operating results and cash flows, and you should carefully consider them. It is not possible to predict or identify all such factors. You should not consider this list to be a complete statement of all potential risks or uncertainties and we may update them in our future periodic reports.

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

        Real property investments are subject to varying degrees of risk that may affect the ability of our Centers to generate sufficient revenues to meet operating and other expenses, including debt service, lease payments, capital expenditures and tenant improvements, and to make distributions to us and our stockholders. Centers wholly owned by us are referred to as "Wholly Owned Centers" and Centers that are partly but not wholly owned by us are referred to as "Joint Venture Centers." A number of factors may decrease the income generated by the Centers, including:

  •
  the national economic climate (including the current recession and constrained capital and credit markets);

  •
  the regional and local economy (which may be negatively impacted by rising unemployment, declining real estate values, increased foreclosures, higher taxes, plant closings, industry slowdowns, union activity, adverse weather conditions, natural disasters, terrorist activities and other factors);

  •
  local real estate conditions (such as an oversupply of, or a reduction in demand for, retail space or retail goods, decreases in rental rates, declining real estate values and the availability and creditworthiness of current and prospective tenants);

  •
  levels of consumer spending, consumer confidence, and seasonal spending (especially during the holiday season when many retailers generate a disproportionate amount of their annual profits);

  •
  perceptions by retailers or shoppers of the safety, convenience and attractiveness of a Center; and

  •
  increased costs of maintenance, insurance and operations (including real estate taxes).

        Income from shopping center properties and shopping center values are also affected by applicable laws and regulations, including tax, environmental, safety and zoning laws.

Current economic conditions, including recent volatility in the capital and credit markets, could harm our business, results of operations and financial condition.

        The United States is in the midst of an economic recession with the capital and credit markets experiencing extreme volatility and disruption. The current economic environment has been affected by dramatic declines in the stock and housing markets, increases in foreclosures, unemployment and living costs as well as limited access to credit. This deteriorating economic situation has impacted and is expected to continue to impact consumer spending levels, which adversely impacts the operating results of our tenants. If current levels of market volatility continue or worsen, our tenants may also have difficulties obtaining capital at adequate or historical levels to finance their ongoing business and operations. These events could impact our tenants' ability to meet their lease obligations due to poor operating results, lack of liquidity, bankruptcy or other reasons. Our ability to lease space and negotiate rents at advantageous rates could also be adversely affected in this type of economic environment and more tenants may seek rent relief. Any of these events could harm our business, results of operations and financial condition.

Some of our Centers are geographically concentrated and, as a result, are sensitive to local economic and real estate conditions.

        A significant percentage of our Centers are located in California and Arizona and eight Centers in the aggregate are located in New York, New Jersey and Connecticut. Many of these states have been more adversely affected by weak economic and real estate conditions. To the extent that weak economic or real estate conditions, including as a result of the factors described in the preceding risk factors, or other factors continue to affect or affect California, Arizona, New York, New Jersey or Connecticut (or their respective regions) more severely than other areas of the country, our financial performance could be negatively impacted.

We are in a competitive business.

        There are numerous owners and developers of real estate that compete with us in our trade areas. There are six other publicly traded mall companies and several large private mall companies, any of which under certain circumstances could compete against us for an acquisition of an Anchor or a tenant. In addition, private equity firms compete with us in terms of acquisitions. This results in competition for both acquisition of centers and for tenants or Anchors to occupy space. The existence of competing shopping centers could have a material adverse impact on our ability to lease space and on the level of rents that can be achieved. There is also increasing competition from other retail formats and technologies, such as lifestyle centers, power centers, internet shopping and home shopping networks, factory outlet centers, discount shopping clubs and mail-order services that could adversely affect our revenues.

Our Centers depend on tenants to generate rental revenues.

        Our revenues and funds available for distribution will be reduced if:

  •
  a significant number of our tenants are unable (due to poor operating results, capital constraints, bankruptcy, terrorist activities or other reasons) to meet their obligations;

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

        Given current economic conditions, we believe there is an increased risk that store sales of Anchors and/or tenants operating in our Centers may decrease in future periods, which may negatively affect our Anchors' and/or tenants' ability to satisfy their lease obligations and may increase the possibility of consolidations, dispositions or bankruptcies of our tenants and/or closure of their stores. By way of example, in July 2008, Mervyn's filed for bankruptcy protection and announced in October its plans to liquidate all merchandise, auction its store leases and wind down its business. We have 45 Mervyn's stores in our portfolio. We own the ground leasehold and/or fee simple interest in 44 of those stores and the remaining store is owned by a third party but is located at one of our Centers. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Management's Overview and Summary—Mervyn's").

Our acquisition and real estate development strategies may not be successful.

        Our historical growth in revenues, net income and funds from operations has been closely tied to the acquisition and redevelopment of shopping centers. Many factors, including the availability and cost of capital, our total amount of debt outstanding, our ability to obtain financing on attractive terms, if at all, interest rates and the availability of attractive acquisition targets, among others, will affect our ability to acquire and redevelop additional properties in the future. We may not be successful in pursuing acquisition opportunities, and newly acquired properties may not perform as well as expected. Expenses arising from our efforts to complete acquisitions, redevelop properties or increase our market penetration may have a material adverse effect on our business, financial condition and results of operations. We face competition for acquisitions primarily from other REITs, as well as from private real estate companies and financial buyers. Some of our competitors have greater financial and other resources. Increased competition for shopping center acquisitions may impact adversely our ability to acquire additional properties on favorable terms. We cannot guarantee that we will be able to implement our growth strategy successfully or manage our expanded operations effectively and profitably.

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

We may be unable to sell properties quickly because real estate investments are relatively illiquid.

        Investments in real estate are relatively illiquid, which limits our ability to adjust our portfolio in response to changes in economic or other conditions. Moreover, there are some limitations under federal income tax laws applicable to REITs that limit our ability to sell assets. In addition, because our properties are generally mortgaged to secure our debts, we may not be able to obtain a release of a lien on a mortgaged property without the payment of the associated debt and/or a substantial prepayment penalty, which restricts our ability to dispose of a property, even though the sale might otherwise be desirable. Furthermore, the number of prospective buyers interested in purchasing shopping centers is limited. Therefore, if we want to sell one or more of our Centers, we may not be able to dispose of it in the desired time period and may receive less consideration than we originally invested in the Center.

We have substantial debt that could affect our future operations.

        Our total outstanding loan indebtedness at December 31, 2008 was $8.0 billion (which includes $2.3 billion of unsecured debt and $2.0 billion of our pro rata share of joint venture debt). Assuming the closing of our current loan commitment, approximately $406 millon of such indebtedness matures in 2009 (excluding loans with extensions). As a result of this substantial indebtedness, we are required to use a material portion of our cash flow to service principal and interest on our debt, which limits the cash flow available for other business opportunities. In addition, we are subject to the risks normally associated with debt financing, including the risk that our cash flow from operations will be insufficient to meet required debt service and that rising interest rates could adversely affect our debt service costs. A majority of our Centers are mortgaged to secure payment of indebtedness, and if income from the Center is insufficient to pay that indebtedness, the Center could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value.

We are obligated to comply with financial and other covenants that could affect our operating activities.

        Our unsecured credit facilities contain financial covenants, including interest coverage requirements, as well as limitations on our ability to incur debt, make dividend payments and make certain acquisitions. These covenants may restrict our ability to pursue certain business initiatives or certain transactions that might otherwise be advantageous. In addition, failure to meet certain of these financial covenants could cause an event of default under and/or accelerate some or all of such indebtedness which could have a material adverse effect on us.

We depend on external financings for our growth and ongoing debt service requirements.

        We depend primarily on external financings, principally debt financings, to fund the growth of our business and to ensure that we can meet ongoing maturities of our outstanding debt. Our access to financing depends on the willingness of banks, lenders and other institutions to lend to us and conditions in the capital markets in general. Current turmoil in the capital and credit markets has significantly limited access to debt and equity financing for many companies. We cannot assure you that we will be able to obtain the financing we need for future growth or to meet our debt service as obligations mature, or that the financing will be available to us on acceptable terms, or at all. Any such refinancing could also impose more restrictive terms.

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

        Under the limited partnership agreement of the Operating Partnership, we, as the sole general partner, are responsible for the management of the Operating Partnership's business and affairs. Three of the principals serve as an executive officer and each principal is a member of our board of directors. Accordingly, these principals have substantial influence over our management and the management of the Operating Partnership.

The tax consequences of the sale of some of the Centers and certain holdings of the principals may create conflicts of interest.

        The principals will experience negative tax consequences if some of the Centers are sold. As a result, the principals may not favor a sale of these Centers even though such a sale may benefit our other stockholders. In addition, the principals may have different interests than our stockholders because they are significant holders of the Operating Partnership.

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

Complying with REIT requirements may force us to borrow or take other measures to make distributions to our stockholders.

        As a REIT, we generally must distribute 90% of our annual taxable income (subject to certain adjustments) to our stockholders. From time to time, we might generate taxable income greater than our net income for financial reporting purposes, or our taxable income might be greater than our cash flow available for distributions to our stockholders. If we do not have other funds available in these situations, we might be unable to distribute 90% of our taxable income as required by the REIT rules. In that case, we would need to borrow funds, sell a portion of our investments (potentially at disadvantageous prices), in certain limited cases distribute a combination of cash and stock, (at our stockholders' election but subject to an aggregate cash limit established by the Company) or find another alternative source of funds. These alternatives could increase our costs or reduce our equity and reduce amounts for investments.

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

        We may have fiduciary responsibilities to our partners that could affect decisions concerning the Joint Venture Centers. Third parties may share control of major decisions relating to the Joint Venture Centers, including decisions with respect to sales, refinancings and the timing and amount of additional capital contributions, as well as decisions that could have an adverse impact on our status. For example, we may lose our management and other rights relating to the Joint Venture Centers if:

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

        Each of our Centers has comprehensive liability, fire, extended coverage and rental loss insurance with insured limits customarily carried for similar properties. We do not insure certain types of losses (such as losses from wars), because they are either uninsurable or not economically insurable. In addition, while we or the relevant joint venture, as applicable, carries specific earthquake insurance on the Centers located in California, the policies are subject to a deductible equal to 5% of the total insured value of each Center, a $100,000 per occurrence minimum and a combined annual aggregate loss limit of $150 million on these Centers. We or the relevant joint venture, as applicable, carries specific earthquake insurance on the Centers located in the Pacific Northwest. However, the policies are subject to a deductible equal to 2% of the total insured value of each Center, a $50,000 per occurrence minimum and a combined annual aggregate loss limit of $200 million on these Centers. While we or the relevant joint venture also carries terrorism insurance on the Centers, the policies are subject to a $50,000 deductible and a combined annual aggregate loss of $800 million. Each Center has environmental insurance covering eligible third-party losses, remediation and non-owned disposal sites, subject to a $100,000 deductible and a $20 million five-year aggregate limit. Some environmental losses are not covered by this insurance because they are uninsurable or not economically insurable. Furthermore, we carry title insurance on substantially all of the Centers for less than their full value.

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

        Selected Provisions of our Charter and Bylaws.    Some of the provisions of our Charter and bylaws may have the effect of delaying, deferring or preventing a third party from making an acquisition proposal for us and may inhibit a change in control that some, or a majority, of our stockholders might believe to be in their best interest or that could give our stockholders the opportunity to realize a premium over the then-prevailing market prices for our shares. These provisions include the following:

  •
  a staggered board of directors (which will be fully declassified in 2011) and limitations on the removal of directors, which may make the replacement of incumbent directors more time-consuming and difficult;

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

        Selected Provisions of Maryland Law.    The Maryland General Corporation Law prohibits business combinations between a Maryland corporation and an interested stockholder (which includes any person who beneficially holds 10% or more of the voting power of the corporation's outstanding voting stock) or its affiliates for five years following the most recent date on which the interested stockholder became an interested stockholder and, after the five-year period, requires the recommendation of the board of directors and two super-majority stockholder votes to approve a business combination unless the stockholders receive a minimum price determined by the statute. As permitted by Maryland law, our Charter exempts from these provisions any business combination between us and the principals and their respective affiliates and related persons. Maryland law also allows the board of directors to exempt particular business combinations before the interested stockholder becomes an interested stockholder. Furthermore, a person is not an interested stockholder if the transaction by which he or she would otherwise have become an interested stockholder is approved in advance by the board of directors.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None

ITEM 2.    PROPERTIES

        The following table sets forth certain information regarding the Centers and other locations that are wholly-owned or partly owned by the Company:

Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Anchors	Sales Per Square Foot(4)
WHOLLY OWNED:
100%	Capitola Mall(5) Capitola, California	1977/1995	1988	586,174	196,457	86.0%	Gottschalks(6), Macy's, Kohl's(7), Sears	$329
100%	Chandler Fashion Center Chandler, Arizona	2001/2002	—	1,325,379	640,219	96.4%	Dillard's, Macy's, Nordstrom, Sears	517
100%	Chesterfield Towne Center(8) Richmond, Virginia	1975/1994	2000	1,033,277	424,542	82.7%	J.C. Penney, Macy's, Sears	333
100%	Danbury Fair Mall(8) Danbury, Connecticut	1986/2005	1991	1,295,259	499,051	97.7%	J.C. Penney, Lord & Taylor, Macy's, Sears	543
100%	Deptford Mall Deptford, New Jersey	1975/2006	1990	1,039,911	343,469	96.0%	Boscov's, J.C. Penney, Macy's, Sears	528
100%	Fiesta Mall Mesa, Arizona	1979/2004	2007	926,273	408,082	96.1%	Dillard's, Macy's, Sears	260
100%	Flagstaff Mall Flagstaff, Arizona	1979/2002	2007	353,557	149,545	95.2%	Dillard's, J.C. Penney, Sears	330
100%	FlatIron Crossing Broomfield, Colorado	2000/2002	—	1,366,596	722,855	90.9%	Dick's Sporting Goods, Dillard's, Macy's, Nordstrom	443
100%	Freehold Raceway Mall Freehold, New Jersey	1990/2005	2007	1,666,812	875,188	94.8%	J.C. Penney, Lord & Taylor, Macy's, Nordstrom, Sears	497
100%	Fresno Fashion Fair Fresno, California	1970/1996	2006	956,122	395,241	98.3%	Gottschalks(6), J.C. Penney, Macy's (two)	556
100%	Great Northern Mall(8) Clay, New York	1988/2005	—	893,845	563,857	89.7%	Macy's, Sears	281
100%	Green Tree Mall Clarksville, Indiana	1968/1975	2005	805,939	300,354	84.1%	Burlington Coat Factory, Dillard's, J.C. Penney, Sears	377
100%	La Cumbre Plaza(5) Santa Barbara, California	1967/2004	1989	492,816	175,816	89.1%	Macy's, Sears	444
100%	Northridge Mall Salinas, California	1972/2003	1994	892,951	355,971	94.6%	J.C. Penney, Macy's, Forever 21(7), Sears	317
100%	Pacific View Ventura, California	1965/1996	2001	969,666	320,852	94.5%	J.C. Penney, Macy's, Sears, Target	408
100%	Panorama Mall Panorama, California	1955/1979	2005	323,505	158,505	92.4%	Wal-Mart	311
100%	Paradise Valley Mall Phoenix, Arizona	1979/2002	1990	998,646	373,218	91.2%	Dillard's, J.C. Penney, Macy's, Sears	311
100%	Prescott Gateway Prescott, Arizona	2002/2002	2004	588,869	344,681	78.2%	Dillard's, J.C. Penney, Sears	224
100%	Queens Center(5) Queens, New York	1973/1995	2004	966,499	409,775	97.5%	J.C. Penney, Macy's	876
100%	Rimrock Mall Billings, Montana	1978/1996	1999	603,908	292,238	90.1%	Dillard's (two), Herberger's, J.C. Penney	369
100%	Rotterdam Square Schenectady, New York	1980/2005	1990	583,258	273,483	89.5%	K-Mart, Macy's, Sears	245
100%	Salisbury, Centre at Salisbury, Maryland	1990/1995	2005	857,321	359,905	93.0%	Boscov's, J.C. Penney, Macy's, Sears	310
100%	Somersville Towne Center Antioch, California	1966/1986	2004	429,681	176,496	90.8%	Gottschalks(6), Macy's, Sears	307
100%	South Plains Mall(5)(8) Lubbock, Texas	1972/1998	1995	1,166,462	424,675	85.4%	Bealls, Dillard's (two), J.C. Penney, Sears	400
100%	South Towne Center Sandy, Utah	1987/1997	1997	1,277,945	501,433	93.9%	Dillard's, Forever 21(7), J.C. Penney, Macy's, Target	408
100%	Towne Mall Elizabethtown, Kentucky	1985/2005	1989	351,998	181,126	70.9%	Belk, J.C. Penney, Sears	305
100%	Twenty Ninth Street(5) Boulder, Colorado	1963/1979	2007	824,897	533,243	82.7%	Home Depot, Macy's	424
100%	Valley River Center Eugene, Oregon	1969/2006	2007	915,656	339,592	93.1%	Gottschalks(6), J.C. Penney, Macy's, Sports Authority	422

Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Anchors	Sales Per Square Foot(4)
100%	Valley View Center Dallas, Texas	1973/1996	2004	1,032,855	577,422	88.1%	J.C. Penney, Sears	$234
100%	Victor Valley, Mall of Victorville, California	1986/2004	2001	545,984	272,135	96.9%	Gottschalks(6), J.C. Penney, Forever 21(7), Sears	442
100%	Vintage Faire Mall Modesto, California	1977/1996	2001	1,115,876	415,957	99.0%	Gottschalks(6), J.C. Penney, Macy's (two), Sears	484
100%	Westside Pavilion Los Angeles, California	1985/1998	2007	740,237	382,109	94.5%	Nordstrom, Macy's	451
100%	Wilton Mall(8) Saratoga Springs, New York	1990/2005	1998	741,779	456,175	93.9%	The Bon-Ton, J.C. Penney, Sears	292

	Total/Average Wholly Owned			28,669,953	12,843,667	91.6%		$420

JOINT VENTURES (VARIOUS PARTNERS):
33.3%	Arrowhead Towne Center Glendale, Arizona	1993/2002	2004	1,197,113	389,336	96.2%	Dick's Sporting Goods, Dillard's, J.C. Penney, Macy's, Forever 21(7) Sears	$537
50%	Biltmore Fashion Park Phoenix, Arizona	1963/2003	2006	567,074	262,074	85.2%	Macy's, Saks Fifth Avenue	837
50%	Broadway Plaza(5) Walnut Creek, California	1951/1985	1994	662,986	217,489	97.7%	Macy's (two), Nordstrom	696
50.1%	Corte Madera, Village at Corte Madera, California	1985/1998	2005	437,886	219,886	94.9%	Macy's, Nordstrom	788
50%	Desert Sky Mall(8) Phoenix, Arizona	1981/2002	2007	890,681	280,186	87.6%	Burlington Coat Factory, Dillard's, La Curacao, Sears	278
50%	Inland Center(5) San Bernardino, California	1966/2004	2004	988,535	204,861	96.8%	Gottschalks(6), Macy's, Forever 21(7), Sears	411
15%	Metrocenter Mall(5) Phoenix, Arizona	1973/2005	2006	1,121,699	594,450	84.9%	Dillard's, Macy's, Sears	274
50%	North Bridge, The Shops at(5)(10) Chicago, Illinois	1998/2008	—	680,933	420,933	99.2%	Nordstrom	817
50%	NorthPark Center(5) Dallas, Texas	1965/2004	2005	1,953,326	901,006	97.4%	Barneys New York, Dillard's, Macy's, Neiman Marcus, Nordstrom	691
50%	Ridgmar Fort Worth, Texas	1976/2005	2000	1,276,587	402,614	84.8%	Dillard's, J.C. Penney, Macy's, Neiman Marcus, Sears	311
50%	Scottsdale Fashion Square(10) Scottsdale, Arizona	1961/2002	2007	1,858,371	876,091	95.4%	Barneys New York(11), Dillard's, Macy's, Neiman Marcus, Nordstrom	618
33.3%	Superstition Springs Center(5) Mesa, Arizona	1990/2002	2002	1,204,987	441,693	96.7%	Best Buy, Burlington Coat Factory, Dillard's, , J.C. Penney, Macy's, Sears	353
50%	Tysons Corner Center(5) McLean, Virginia	1968/2005	2005	2,200,128	1,311,886	96.5%	Bloomingdale's, L.L. Bean, Lord & Taylor, Macy's, Nordstrom	701
19%	West Acres Fargo, North Dakota	1972/1986	2001	970,371	417,816	98.4%	Herberger's, J.C. Penney, Macy's, Sears	483

	Total/Average Joint Ventures (Various Partners)			16,010,677	6,940,321	94.4%		$560

PACIFIC PREMIER RETAIL TRUST PROPERTIES:
51%	Cascade Mall Burlington, Washington	1989/1999	1998	588,130	263,894	92.7%	J.C. Penney, Macy's (two), Sears, Target	$320
51%	Kitsap Mall(5) Silverdale, Washington	1985/1999	1997	847,615	387,632	93.1%	J.C. Penney, Kohl's, Macy's, Sears	378
51%	Lakewood Mall(5) Lakewood, California	1953/1975	2001	2,017,461	970,492	94.3%	Home Depot, J.C. Penney, Macy's, Forever 21(7), Target, Costco(9)	421
51%	Los Cerritos Center(5) Cerritos, California	1971/1999	1998	1,130,439	474,836	96.7%	Macy's, Forever 21(7), Nordstrom, Sears	508

Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Anchors	Sales Per Square Foot(4)
51%	Redmond Town Center(5)(10) Redmond, Washington	1997/1999	2004	1,278,542	1,168,542	95.8%	Macy's	$359
51%	Stonewood Mall(5) Downey, California	1953/1997	1991	930,355	359,608	97.1%	J.C. Penney, Macy's, Kohl's(7) Sears	420
51%	Washington Square Portland, Oregon	1974/1999	2005	1,458,840	523,813	85.6%	Dick's Sporting Goods, J.C. Penney, Macy's, Nordstrom, Sears	648

	Total/Average Pacific Premier Retail Trust Properties			8,251,382	4,148,817	93.9%		$456

SDG MACERICH PROPERTIES, L.P. PROPERTIES:
50%	Eastland Mall(5) Evansville, Indiana	1978/1998	1996	1,040,106	550,962	95.8%	Dillard's, J.C. Penney, Macy's	$355
50%	Empire Mall(5) Sioux Falls, South Dakota	1975/1998	2000	1,362,551	617,029	94.5%	J.C. Penney, Kohl's, Macy's, Richman Gormons, 1/2 Price, Sears, Target, Younkers	395
50%	Granite Run Mall Media, Pennsylvania	1974/1998	1993	1,036,698	535,889	88.7%	Boscov's, J.C. Penney, Sears	250
50%	Lake Square Mall Leesburg, Florida	1980/1998	1995	558,324	262,287	76.0%	Belk, J.C. Penney, Sears, Target	229
50%	Lindale Mall Cedar Rapids, Iowa	1963/1998	1997	688,747	383,184	92.2%	Sears, Von Maur, Younkers	318
50%	Mesa Mall(8) Grand Junction, Colorado	1980/1998	2003	841,520	400,312	94.0%	Herberger's, J.C. Penney, Sears, Target	395
50%	NorthPark Mall Davenport, Iowa	1973/1998	2001	1,072,788	422,332	86.6%	Dillard's, J.C. Penney, Sears, Von Maur, Younkers	290
50%	Rushmore Mall Rapid City, South Dakota	1978/1998	1992	730,236	427,135	93.3%	Herberger's, J.C. Penney, Sears	358
50%	Southern Hills Mall Sioux City, Iowa	1980/1998	2003	797,055	483,478	88.8%	J.C. Penney, Sears, Younkers	327
50%	SouthPark Mall Moline, Illinois	1974/1998	1990	1,019,124	441,068	86.1%	Dillard's, J.C. Penney, Sears, Younkers, Von Maur	225
50%	SouthRidge Mall Des Moines, Iowa	1975/1998	1998	863,271	474,519	84.0%	J.C. Penney, Sears, Target, Younkers	168
50%	Valley Mall(8) Harrisonburg, Virginia	1978/1998	1992	505,426	190,348	85.9%	Belk, J.C. Penney, Target	252

	Total/Average SDG Macerich Properties, L.P. Properties			10,515,846	5,188,543	89.7%		$311

	Total/Average Joint Ventures			34,777,905	16,277,681	92.8%		$460

	Total/Average before Community Centers			63,447,858	29,121,348	92.3%		$441

COMMUNITY / SPECIALTY CENTERS:
100%	Borgata, The Scottsdale, Arizona	1981/2002	2006	93,706	93,706	77.7%	—	$358
50%	Boulevard Shops Chandler, Arizona	2001/2002	2004	184,823	184,823	99.0%	—	386
75%	Camelback Colonnade(8) Phoenix, Arizona	1961/2002	1994	619,101	539,101	99.6%	—	307
100%	Carmel Plaza Carmel, California	1974/1998	2006	111,138	111,138	77.4%	—	489
50%	Chandler Festival Chandler, Arizona	2001/2002	—	503,586	368,389	80.7%	Lowe's	269
50%	Chandler Gateway Chandler, Arizona	2001/2002	—	255,289	124,238	97.7%	The Great Indoors	338
50%	Chandler Village Center Chandler, Arizona	2004/2002	2006	281,487	138,354	100.0%	Target	194
100%	Flagstaff Mall, The Marketplace at(5) Flagstaff, Arizona	2007/—	—	267,527	146,997	89.6%	Home Depot	N/A
100%	Hilton Village(5)(10) Scottsdale, Arizona	1982/2002	—	96,985	96,985	91.3%	—	477
24.5%	Kierland Commons Scottsdale, Arizona	1999/2005	2003	436,776	436,776	98.8%	—	650

Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Anchors	Sales Per Square Foot(4)
100%	Paradise Village Office Park II Phoenix, Arizona	1982/2002	—	46,834	46,834	100%	—	N/A
34.9%	SanTan Village Power Center Gilbert, Arizona	2004/2004	2007	491,037	284,510	97.6%	Wal-Mart	$267
100%	Tucson La Encantada Tucson, Arizona	2002/2002	2005	249,890	249,890	88.6%	—	607
100%	Village Center Phoenix, Arizona	1985/2002	—	170,801	59,055	57.7%	Target	333
100%	Village Crossroads Phoenix, Arizona	1993/2002	—	191,955	91,246	86.1%	Wal-Mart	348
100%	Village Fair Phoenix, Arizona	1989/2002	—	272,037	208,437	97.1%	Best Buy	195
100%	Village Plaza Phoenix, Arizona	1978/2002	—	79,641	79,641	96.8%	—	274
100%	Village Square I Phoenix, Arizona	1978/2002	—	21,606	21,606	93.3%	—	184
100%	Village Square II(8) Phoenix, Arizona	1978/2002	—	146,358	70,558	91.8%	—	192

	Total/Average Community / Specialty Centers			4,520,577	3,352,284	92.8%		$426

	Total before major development and redevelopment properties and other assets			67,968,435	32,473,632	92.3%		$440

MAJOR DEVELOPMENT AND REDEVELOPMENT PROPERTIES:
35.1%	Estrella Falls, The Market at Goodyear, Arizona	2008/—	2008 ongoing	232,682	232,682	(12)	—	N/A
100%	Northgate Mall(5) San Rafael, California	1964/1986	2008 ongoing	722,948	252,340	(12)	Macy's, Kohl's(7), Sears	N/A
51.3%	Promenade at Casa Grande(13) Casa Grande, Arizona	2007/—	2007 ongoing	929,301	491,928	(12)	Dillard's, J.C. Penney, Kohl's, Target	N/A
84.9%	SanTan Village Regional Center(14) Gilbert, Arizona	2007/—	2007 ongoing	927,692	607,692	(12)	Dillard's, Macy's(14)	N/A
100%	Santa Monica Place(15) Santa Monica, California	1980/1999	2008 ongoing	534,000	260,000	(12)	Macy's(15), Nordstrom(15)	N/A
100%	Shoppingtown Mall Dewitt, New York	1954/2005	2000	966,867	554,308	(12)	J.C. Penney, Macy's, Sears	N/A
100%	The Oaks Thousand Oaks, California	1978/2002	2008 ongoing	1,034,267	476,774	(12)	J.C. Penney, Macy's (two), Nordstrom	N/A

	Total Major Development and Redevelopment Properties			5,347,757	2,875,724

OTHER ASSETS:
100%	Former Mervyn's(7)(16)	Various/2007		1,324,451	—	—	—	N/A
	Forever 21(7)(16)	Various/2007		395,858				N/A
	Kohl's(7)(16)	Various/2007		653,580				N/A
100%	Paradise Village Ground Leases Phoenix, Arizona	Various/2002		177,763	177,763	82.5%	—	N/A
30%	Wilshire Building Santa Monica, California	1978/2007		40,000	40,000	100.0%	—	N/A

	Total Other Assets			2,591,652	217,763			N/A

	Grand Total at December 31, 2008			75,907,844	35,567,119

(1)
The Company's ownership interest in this table reflects its legal ownership interest but may not reflect its economic interest since each joint venture has various agreements regarding cash flow, profits and losses, allocations, capital requirements and other matters.

(2)
With respect to 70 Centers, the underlying land controlled by the Company is owned in fee entirely by the Company, or, in the case of jointly-owned Centers, by the joint venture property partnership or limited liability company. With respect to the remaining Centers, the underlying land controlled by the Company is owned by third parties and leased to the Company, the property partnership or the limited liability company pursuant to long-term ground leases. Under the terms of a typical ground lease, the Company, the property partnership or the limited liability company pays rent for the use of the land and is generally responsible for all costs and expenses associated with the building and improvements. In some cases, the Company, the property partnership or the limited liability company has an option or right of first refusal to purchase the land. The termination dates of the ground leases range from 2013 to 2132.

(3)
Includes GLA attributable to Anchors (whether owned or non-owned) and Mall and Freestanding Stores as of December 31, 2008.

(4)
Sales are based on reports by retailers leasing Mall and Freestanding Stores for the twelve months ended December 31, 2008 for tenants which have occupied such stores for a minimum of 12 months. Sales per square foot are based on tenants 10,000 square feet and under.

(5)
Portions of the land on which the Center is situated are subject to one or more ground leases.

(6)
Gottschalks filed for Chapter 11 bankruptcy in January 2009. All stores are currently open and operating.

(7)
Mervyn's filed bankruptcy on July 29, 2008. One of the Mervyn's locations owned by the Company closed in July 2008, six closed in November 2008 and the remaining Mervyn's locations closed in December 2008. Of the 45 former Mervyn's in the Company's portfolio, 12 are now leased to Forever 21 and 11 to Kohl's. The Forever 21 stores are scheduled to open in Spring 2009. The Kohl's stores are scheduled to open in Fall 2009. The Company also had three other Kohl's opened and operating at December 31, 2008.

(8)
These properties have a vacant Anchor location. The Company is contemplating various replacement tenants and/or redevelopment opportunities for these vacant sites.

(9)
Costco opened a 160,000 square foot store at Lakewood Center in February 2009.

(10)
The office portion of this mixed-use development does not have retail sales.

(11)
Barneys New York is scheduled to open a 60,000 square foot store at Scottsdale Fashion Square in Fall 2009.

(12)
Tenant spaces have been intentionally held off the market and remain vacant because of major development or redevelopment plans. As a result, the Company believes the percentage of mall and freestanding GLA leased and the sales per square foot at these major development properties is not meaningful data.

(13)
The Promenade at Casa Grande opened in November 2007. The Center will undergo further development through 2009.

(14)
SanTan Village Regional Center opened in October 2007. The Center will undergo further development through 2009. Macy's is scheduled to open a 120,000 square foot store in March 2009.

(15)
Santa Monica Place closed for redevelopment in January 2008. Macy's plans to convert to a Bloomingdale's in 2010. Nordstrom is scheduled to open a 122,000 square foot store at Santa Monica Place in 2010.

(16)
The Company acquired 39 Mervyn's stores in December 2007, one in January 2008 and one in February 2008. 29 of these Mervyn's stores are located at centers not owned or managed by the Company. With respect to 16 of these 29 stores, the underlying land controlled by the Company is owned in fee entirely by the Company. With respect to the remaining 13 stores, the underlying land controlled by the Company is owned by third parties and leased to the Company pursuant to long-term building or ground leases. Under the terms of a typical building or ground lease, the Company pays rent for the use of the building or land and is generally responsible for all the costs and expenses associated with the building and improvements. In some cases, the Company has an option or right to first refusal to purchase the land. The termination dates of the ground leases range from 2027 to 2077. See footnote (7) above regarding the Mervyn's bankruptcy.

Mortgage Debt

        The following table sets forth certain information regarding the mortgages encumbering the Centers, including those Centers in which the Company has less than a 100% interest. The information set forth below is as of December 31, 2008 (dollars in thousands):

Property Pledged as Collateral	Fixed or Floating	Annual Interest Rate(1)	Carrying Amount(1)	Annual Debt Service	Maturity Date	Balance Due on Maturity	Earliest Date Notes Can Be Defeased or Be Prepaid
Consolidated Centers:
Capitola Mall(2)	Fixed	7.13%	$37,497	$4,560	5/15/11	$32,724	Any Time
Cactus Power Center(3)	Floating	3.23%	654	21	3/14/11	654	Any Time
Carmel Plaza	Fixed	8.18%	25,805	2,424	5/1/09	25,642	Any Time
Chandler Fashion Center	Fixed	5.50%	166,500	5,220	11/1/12	152,097	Any Time
Chesterfield Towne Center(4)	Fixed	9.07%	54,111	6,576	1/1/24	1,087	Any Time
Danbury Fair Mall	Fixed	4.64%	169,889	14,700	2/1/11	155,173	Any Time
Deptford Mall	Fixed	5.41%	172,500	9,336	1/15/13	172,500	8/1/09
Deptford Mall(5)	Fixed	6.46%	15,642	1,212	6/1/16	13,877	Any Time
Fiesta Mall	Fixed	4.98%	84,000	4,092	1/1/15	84,000	Any Time
Flagstaff Mall	Fixed	5.03%	37,000	1,836	11/1/15	37,000	Any Time
FlatIron Crossing	Fixed	5.26%	184,248	13,224	12/1/13	164,187	Any Time
Freehold Raceway Mall	Fixed	4.68%	171,726	14,208	7/7/11	155,678	Any Time
Fresno Fashion Fair(6)(13)	Fixed	6.76%	169,411	13,248	8/1/15	154,596	Any Time
Great Northern Mall	Fixed	5.11%	39,591	2,808	12/1/13	35,566	Any Time
Hilton Village	Fixed	5.27%	8,547	444	2/1/12	8,600	5/8/09
La Cumbre Plaza(7)	Floating	2.58%	30,000	624	8/9/09	30,000	Any Time
Northridge Mall	Fixed	4.94%	79,657	5,436	7/1/09	24,353	Any Time
Oaks, The(8)	Floating	3.48%	165,000	5,250	7/10/11	165,000	Any Time
Oaks, The(9)	Floating	4.24%	65,525	2,319	7/10/11	65,525	Any Time
Pacific View	Fixed	7.20%	87,382	7,224	8/31/11	83,045	Any Time
Panorama Mall(10)	Floating	1.62%	50,000	708	2/28/10	50,000	Any Time
Paradise Valley Mall	Fixed	5.89%	20,259	2,196	5/1/09	19,863	Any Time
Prescott Gateway	Fixed	5.86%	60,000	3,468	12/1/11	60,000	Any Time
Promenade at Casa Grande(11)	Floating	3.35%	97,209	3,204	8/16/09	79,964	Any Time
Queens Center(12)	Fixed	7.11%	88,913	7,596	3/1/09	88,651	Any Time
Queens Center(13)	Fixed	7.00%	213,314	19,092	3/1/13	204,203	Any Time
Rimrock Mall	Fixed	7.56%	42,155	3,840	10/1/11	40,025	Any Time
Salisbury, Center at	Fixed	5.83%	115,000	6,660	5/1/16	115,000	Any Time
Santa Monica Place	Fixed	7.79%	77,888	7,272	11/1/10	75,554	Any Time
SanTan Village Regional Center(14)	Floating	3.91%	126,573	4,356	6/13/11	126,573	Any Time
Shoppingtown Mall	Fixed	5.01%	43,040	3,828	5/11/11	38,968	Any Time
South Plains Mall	Fixed	8.29%	57,721	5,448	3/1/29	57,557	Any Time
South Towne Center(15)	Fixed	6.75%	89,915	6,648	11/5/15	81,161	Any Time
Towne Mall	Fixed	4.99%	14,366	1,200	11/1/12	12,316	Any Time
Tucson La Encantada(2)	Fixed	5.84%	78,000	4,368	6/1/12	78,000	Any Time
Twenty Ninth Street(16)	Floating	2.20%	115,000	2,304	6/5/09	115,000	Any Time
Valley River Center	Fixed	5.60%	120,000	6,696	2/1/16	120,000	2/1/09
Valley View Center	Fixed	5.81%	125,000	7,152	1/1/11	125,000	Any Time
Victor Valley, Mall of(17)	Floating	3.74%	100,000	3,480	5/6/11	100,000	Any Time
Vintage Faire Mall	Fixed	7.91%	63,329	6,096	9/1/10	61,372	Any Time
Westside Pavilion(18)	Floating	4.07%	175,000	6,000	6/5/11	175,000	Any Time
Wilton Mall	Fixed	4.79%	42,608	4,188	11/1/09	40,838	Any Time

			$3,679,975

Property Pledged as Collateral	Fixed or Floating	Annual Interest Rate(1)	Carrying Amount(1)	Annual Debt Service	Maturity Date	Balance Due on Maturity	Earliest Date Notes Can Be Defeased or Be Prepaid
Joint Venture Centers (at Company's Pro Rata Share):
Arrowhead Towne Center (33.3%)	Fixed	6.38%	$26,007	$2,240	10/1/11	$24,256	Any Time
Biltmore Fashion Park (50%)	Fixed	4.70%	36,573	2,433	7/10/09	34,972	Any Time
Boulevard Shops (50%)(19)	Floating	4.11%	10,700	440	12/17/10	10,700	Any Time
Broadway Plaza (50%)(2)(20)	Fixed	6.12%	74,706	5,460	8/15/15	67,443	Any Time
Camelback Colonnade (75%)(21)	Floating	1.90%	31,125	539	10/9/09	31,125	Any Time
Cascade (51%)	Fixed	5.28%	19,783	1,362	7/1/10	19,221	Any Time
Chandler Festival (50%)(22)	Fixed	6.39%	14,850	958	11/1/15	14,583	Any Time
Chandler Gateway (50%)(23)	Fixed	6.37%	9,450	658	11/1/15	9,223	Any Time
Chandler Village Center (50%)(24)	Floating	2.57%	8,643	210	1/15/11	8,643	Any Time
Corte Madera, The Village at (50.1%)	Fixed	7.75%	32,062	3,095	11/1/09	31,534	Any Time
Desert Sky Mall (50%)(25)	Floating	2.14%	25,750	551	3/4/10	25,750	Any Time
Eastland Mall (50%)	Fixed	5.80%	84,000	4,836	6/1/16	84,000	Any Time
Empire Mall (50%)	Fixed	5.81%	88,150	5,104	6/1/16	88,150	Any Time
Estrella Falls, The Market at (35.1%)(26)	Floating	3.94%	11,560	389	6/1/11	11,560	Any Time
Granite Run (50%)	Fixed	5.84%	59,127	4,311	6/1/16	51,504	Any Time
Inland Center (50%)	Fixed	4.69%	27,000	1,270	3/11/09	27,000	Any Time
Kierland Greenway (24.5%)	Fixed	6.02%	15,450	1,144	1/1/13	13,679	Any Time
Kierland Main Street (24.5%)	Fixed	4.99%	3,753	251	1/2/13	3,502	Any Time
Kierland Tower Lofts (15%)(27)	Floating	3.38%	1,679	57	11/18/10	1,679	Any Time
Kitsap Mall/Place (51%)	Fixed	8.14%	28,793	2,755	6/1/10	28,143	Any Time
Lakewood Mall (51%)	Fixed	5.43%	127,500	6,995	6/1/15	127,500	Any Time
Los Cerritos Center (51%)(28)	Floating	2.14%	66,300	1,326	7/1/11	66,300	Any Time
Mesa Mall (50%)	Fixed	5.82%	43,625	2,526	6/1/16	43,625	Any Time
Metrocenter Mall (15%)(29)	Fixed	6.05%	16,800	806	2/9/10	16,800	Any Time
Metrocenter Mall (15%)(30)	Floating	8.02%	3,240	260	2/9/10	3,240	Any Time
North Bridge, The Shops at (50%)(31)	Fixed	4.67%	102,746	9,573	7/1/09	102,746	Any Time
NorthPark Center (50%)(32)	Fixed	8.33%	41,109	3,996	5/10/12	38,919	Any Time
NorthPark Center (50%)(32)	Fixed	5.96%	92,120	7,133	5/10/12	82,181	Any Time
NorthPark Land (50%)	Fixed	8.33%	39,707	3,858	5/10/12	33,633	Any Time
Redmond Office (51%)(2)(33)	Fixed	6.77%	31,460	4,443	7/10/09	30,825	Any Time
Redmond Retail (51%)	Fixed	4.81%	36,134	2,025	8/1/09	27,164	Any Time
Ridgmar (50%)	Fixed	6.11%	28,700	1,800	4/11/10	28,700	Any Time
Rushmore Mall (50%)	Fixed	5.82%	47,000	2,721	6/1/16	47,000	Any Time
SanTan Village Power Center (34.9%)	Fixed	5.33%	15,705	837	2/1/12	15,705	Any Time
Scottsdale Fashion Square (50%)	Fixed	5.66%	275,000	15,563	7/8/13	275,000	Any Time
Southern Hills (50%)	Fixed	5.82%	50,750	2,938	6/1/16	50,750	Any Time
Stonewood Mall (51%)	Fixed	7.44%	37,264	3,298	12/11/10	36,244	Any Time
Superstition Springs Center (33.3%)(34)	Floating	1.25%	22,498	279	9/9/09	22,498	Any Time
Tysons Corner Center (50%)	Fixed	4.78%	165,754	11,232	2/17/14	147,595	Any Time
Valley Mall (50%)	Fixed	5.85%	22,997	1,678	6/1/16	20,046	Any Time
Washington Square (51%)(35)	Fixed	6.04%	127,500	9,173	1/1/16	114,482	12/10/09
West Acres (19%)	Fixed	6.41%	12,799	850	10/1/16	5,684	Any Time
Wilshire Building (30%)	Fixed	6.35%	1,836	118	1/1/33	42	Any Time

			$2,017,705

(1)
The mortgage notes payable balances include the unamortized debt premiums (discounts). Debt premiums (discounts) represent the excess (deficiency) of the fair value of debt over (under) the principal value of debt assumed in various acquisitions. The debt premiums (discounts) are being amortized into interest expense over the term of the related debt, in a manner which approximates the effective interest method. The annual interest rate in the above tables represents the effective interest rate, including the debt premiums (discounts) and loan finance costs.

  The debt premiums (discounts) as of December 31, 2008 consisted of the following (dollars in thousands):

  Consolidated Centers

Property Pledged as Collateral
Danbury Fair Mall	$9,166
Deptford Mall	(41)
Freehold Raceway Mall	8,940
Great Northern Mall	(137)
Hilton Village	(53)
Paradise Valley Mall	99
Shoppingtown Mall	2,648
Towne Mall	371
Wilton Mall	1,263

$22,256

  Joint Venture Centers (at Company's Pro Rata Share)

Property Pledged as Collateral
Arrowhead Towne Center	$302
Biltmore Fashion Park	545
Kierland Greenway	588
North Bridge, The Shops at	246
Tysons Corner Center	2,917
Wilshire Building	(126)

$4,472

(2)
Northwestern Mutual Life ("NML") is the lender of this loan. The funds advanced by NML are considered a related party as they are a joint venture partner with the Company in Broadway Plaza.

(3)
On March 14, 2008, the Company placed a construction loan on the property that provides for total borrowings of up to $101,000 and bears interest at LIBOR plus a spread of 1.10% to 1.35% depending on certain conditions. The loan matures on March 14, 2011, with two one-year extension options. At December 31, 2008, the total interest rate was 3.23%.

(4)
In addition to monthly principal and interest payments, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property's gross receipts exceeds a base amount. Contingent interest expense recognized by the Company was $258 for the year ended December 31, 2008.

(5)
On May 20, 2008, concurrent with the acquisition of the fee simple interest in a free standing department store, the Company assumed the existing loan on the property. The loan bears interest at 6.46% and matures on June 1, 2016. See "Recent Developments—Acquisitions and Dispositions."

(6)
On July 11, 2008, the Company replaced the existing loan on the property with a new $170,000 loan that bears interest at 6.76% and matures on August 1, 2015.

(7)
The loan bears interest at LIBOR plus 0.88%. On May 2, 2008, the Company extended the maturity to August 9, 2009. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 7.12% over the loan term. At December 31, 2008, the total interest rate was 2.58%.

(8)
On July 10, 2008, the Company placed a loan on the property that bears interest at LIBOR plus 1.75% and matures on July 10, 2011, with two one-year extension options. At December 31, 2008, the total interest rate was 3.48%. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 6.25% over the loan term.

(9)
On July 10, 2008, the Company placed a construction loan on the property that allows for total borrowings of up to $135,000. The loan bears interest at LIBOR plus a spread of 1.75% to 2.10%, depending on certain conditions. The loan matures on July 10, 2011, with two one-year extension options. At December 31, 2008, the total interest rate was 4.24%.

(10)
The loan bears interest at LIBOR plus 0.85% and matures in February 2010, with a one-year extension option. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 6.65% over the loan term. At December 31, 2008, the total interest rate was 1.62%.

(11)
The construction loan allows for total borrowings of up to $110,000, and bears interest at LIBOR plus a spread of 1.20% to 1.40% depending on certain conditions. The loan matures in August 2009, with two one-year extension options. At December 31, 2008, the total interest rate was 3.35%.

(12)
On February 2, 2009, the Company replaced the existing loan on the property with a new $130,000 loan that bears interest at 7.50% and matures on March 1, 2013. NML is the lender for 50% of the new loan. (See "Recent Developments—Financing Activity").

(13)
NML is the lender for 50% of the loan.

(14)
On June 13, 2008, the Company placed a construction loan on the property that allows for total borrowings of up to $150,000. The loan bears interest at LIBOR plus a spread of 2.10% to 2.25%, depending on certain conditions. The loan matures on June 13, 2011, with two one-year extension options. At December 31, 2008, the total interest rate was 3.91%.

(15)
The previous loan was paid off in full on August 11, 2008. On October 16, 2008, the Company placed a new loan for $90,000 on the property that bears interest at 6.25% and matures on November 5, 2015.

(16)
The construction loan allows for total borrowings of up to $115,000, bears interest at LIBOR plus 0.80% and matures on June 5, 2009. At December 31, 2008, the total interest rate was 2.20%. The Company has obtained a commitment for a three year loan extension at an interest rate of LIBOR plus 3.40%.

(17)
The previous loan was paid off in full on March 1, 2008. On May 6, 2008, the Company placed a new loan for $100,000 on the property that bears interest at LIBOR plus 1.60% and matures on May 6, 2011, with two one-year extension options. At December 31, 2008, the total interest rate on the new loan was 3.74%.

(18)
On June 5, 2008, the Company replaced the existing loan on the property with a new $175,000 loan that bears interest at LIBOR plus 2.00% and matures on June 5, 2011, with two one-year extension options. At December 31, 2008, the total interest rate on the new loan was 4.07%. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 5.50% over the loan term.

(19)
The loan bears interest at LIBOR plus 0.90% and matures in December 2010. At December 31, 2008, the total interest rate was 4.11%.

(20)
On July 31, 2008, the joint venture replaced the existing loan on the property with a new $150,000 loan that bears interest at 6.12% and matures on August 15, 2015.

(21)
The loan bears interest at LIBOR plus 0.69% and matures on October 9, 2009, with a one-year extension option. The loan is covered by an interest rate cap agreement over the term which effectively prevents LIBOR from exceeding 8.54% over the loan term. At December 31, 2008, the total interest rate was 1.90%.

(22)
On October 1, 2008, the joint venture replaced the existing loan on the property with a new $29,700 loan that bears interest at 6.39% and matures on November 1, 2015.

(23)
On October 1, 2008, the joint venture replaced the existing loan on the property with a new $18,900 loan that bears interest at 6.37% and matures on November 1, 2015.

(24)
The loan bears interest at LIBOR plus 1.00% and matures in January 2011. At December 31, 2008, the total interest rate was 2.57%.

(25)
The loan bears interest at LIBOR plus 1.10%, and matures on March 4, 2010, with a one-year extension option. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 7.65% over the term. At December 31, 2008, the total interest rate was 2.14%.

(26)
On May 14, 2008, the joint venture placed a construction loan on the property that allows for total borrowings of up to $80,000. The loan bears interest at LIBOR plus a spread of 1.50% to 1.60%, depending on certain conditions. The loan matures on June 1, 2011, with two one-year extension options. At December 31, 2008, the total interest rate was 3.94%.

(27)
The loan bears interest at LIBOR plus 3.0% and matures in November 2010. At December 31, 2008, the total interest rate was 3.38%.

(28)
The loan bears interest at LIBOR plus 0.55% and matures in July 2011. The loan provides for additional borrowings of up to $70,000 until May 20, 2010 at a rate of LIBOR plus 0.90%. At December 31, 2008, the total interest rate was 2.14%.

(29)
The loan bears interest at LIBOR plus 0.94% and matures on February 9, 2010. The loan is covered by an interest rate swap agreement that effectively converted this loan from floating rate debt to fixed rate debt of 5.51% before amortization of deferred finance costs through February 15, 2009. The loan is also covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 7.25% over the loan term. At December 31, 2008, the total interest rate was 6.05%.

(30)
The construction loan allows for total borrowings of up to $25,880, bears interest at LIBOR plus 3.45% and matures February 9, 2010. The loan is covered by an interest rate swap agreement through February 15, 2009 that effectively converts the loan from floating rate debt to fixed rate debt of 8.02%. The loan is also covered by an interest rate cap agreement throughout the term that effectively prevent LIBOR from exceeding 7.25% over the loan term. At December 31, 2008, the total interest rate was 8.02%.

(31)
The loan bears interest at 4.67% and matures on July 1, 2009. The Company assumed its pro rata share of the loan on January 9, 2008, concurrent with its purchase of a 50% ownership interest in the joint venture (See "Recent Developments—Acquisitions and Dispositions").

(32)
Contingent interest, as defined in the loan agreement, is due upon the occurrence of certain capital events and is equal to 15% of proceeds less a base amount.

(33)
The Company's joint venture has obtained a commitment for a $62,000, five-year loan at a fixed interest rate of 7.5%.

(34)
The loan bears interest at LIBOR plus 0.37% and matures in September 2009, with two one-year extension options. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 8.63% over the loan term. At December 31, 2008, the total interest rate was 1.25%.

(35)
On December 10, 2008, the joint venture replaced the existing loan on the property with a new $250,000 loan that bears interest at 6.04% and matures on January 1, 2016.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The common stock of the Company is listed and traded on the New York Stock Exchange under the symbol "MAC". The common stock began trading on March 10, 1994 at a price of $19 per share. In 2008, the Company's shares traded at a high of $76.50 and a low of $8.31.

        As of February 10, 2009, there were approximately 941 stockholders of record. The following table shows high and low closing prices per share of common stock during each quarter in 2008 and 2007 and dividends/distributions per share of common stock declared and paid by quarter:

	Market Quotation Per Share
			Dividends/ Distributions Declared/Paid
Quarter Ended	High	Low
March 31, 2008	$72.13	$58.91	$0.80
June 30, 2008	75.36	62.10	0.80
September 30, 2008	67.81	53.01	0.80
December 31, 2008	61.51	9.85	0.80
March 31, 2007	103.32	85.76	0.71
June 30, 2007	97.69	81.17	0.71
September 30, 2007	87.58	73.14	0.71
December 31, 2007	92.66	70.63	0.80

        At December 31, 2008, the stockholders had converted all of the Company's outstanding shares of its Series A cumulative convertible redeemable preferred stock ("Series A Preferred Stock"). There was no established public trading market for the Series A Preferred Stock. The Series A Preferred Stock was issued on February 25, 1998. Preferred stock dividends were accrued quarterly and paid in arrears. The Series A Preferred Stock was convertible on a one for one basis into common stock and paid a quarterly dividend equal to the greater of $0.46 per share, or the dividend then payable on a share of common stock. No dividends could be declared or paid on any class of common or other junior stock to the extent that dividends on Series A Preferred Stock had not been declared and/or paid. The following table shows the dividends per share of Series A Preferred Stock declared and paid by quarter in 2008 and 2007:

	Series A Preferred Stock Dividend
Quarter Ended	Declared	Paid
March 31, 2008	$0.80	$0.80
June 30, 2008	0.80	0.80
September 30, 2008	0.80	0.80
December 31, 2008	N/A	0.80
March 31, 2007	0.71	0.71
June 30, 2007	0.71	0.71
September 30, 2007	0.80	0.71
December 31, 2007	0.80	0.80

        The Company's existing financing agreements limit, and any other financing agreements that the Company enters into in the future will likely limit, the Company's ability to pay cash dividends. Specifically, the Company may pay cash dividends and make other distributions based on a formula derived from Funds from Operations (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations") and only if no event of default under the financing agreements has occurred, unless, under certain circumstances, payment of the distribution is necessary to enable the Company to qualify as a REIT under the Code.

Stock Performance Graph

        The following graph provides a comparison, from December 31, 2003 through December 31, 2008, of the yearly percentage change in the cumulative total stockholder return (assuming reinvestment of dividends) of the Company, the Standard & Poor's ("S&P") 500 Index, the S&P Midcap 400 Index and the FTSE NAREIT Equity Index (the "FTSE NAREIT Equity Index"), an industry index of publicly-traded REITs (including the Company). The Company is providing the S&P Midcap 400 Index since it is a company within such index.

        The graph assumes that the value of the investment in each of the Company's common stock and the indices was $100 at the beginning of the period. The graph further assumes the reinvestment of dividends.

        Upon written request directed to the Secretary of the Company, the Company will provide any stockholder with a list of the REITs included in the FTSE NAREIT Equity Index. The historical information set forth below is not necessarily indicative of future performance. Data for the FTSE NAREIT Equity Index, the S&P 500 Index and the S&P Midcap 400 Index were provided to the Company by Research Data Group, Inc.

Copyright © 2009 S&P, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
The Macerich Company	$100.00	$148.39	$165.41	$221.50	$188.07	$51.76
S&P 500 Index	100.00	110.88	116.33	134.70	142.10	89.53
S&P Midcap 400 Index	100.00	116.48	131.11	144.64	156.18	99.59
FTSE NAREIT Equity Index	100.00	131.58	147.58	199.32	168.05	104.65

Recent Sales of Unregistered Securities

        On December 22, 2008, the Company, as general partner of the Operating Partnership, issued 139,070 shares of common stock of the Company upon the redemption of 139,070 common partnership units of the Operating Partnership. These shares of common stock were issued in a private placement to one limited partner of the Operating Partnership, an accredited investor, pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.    SELECTED FINANCIAL DATA

        The following sets forth selected financial data for the Company on a historical basis. The following data should be read in conjunction with the consolidated financial statements (and the notes thereto) of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations" each included elsewhere in this Form 10-K. All amounts are in thousands except per share data.

	Years Ended December 31,
	2008	2007	2006	2005	2004
OPERATING DATA:
Revenues:
Minimum rents(1)	$544,421	$475,749	$438,261	$392,046	$294,846
Percentage rents	19,092	26,104	23,876	23,744	15,655
Tenant recoveries	266,885	245,510	227,575	195,896	145,055
Management Companies	40,716	39,752	31,456	26,128	21,549
Other	30,376	27,199	28,451	22,333	18,070

Total revenues	901,490	814,314	749,619	660,147	495,175
Shopping center and operating expenses	287,077	256,730	233,669	203,829	146,465
Management Companies' operating expenses	77,072	73,761	56,673	52,840	44,080
REIT general and administrative expenses	16,520	16,600	13,532	12,106	11,077
Depreciation and amortization	277,827	212,509	196,760	171,987	128,413
Interest expense	281,356	250,127	260,705	228,061	134,549
(Gain) loss on early extinguishment of debt(2)	(95,265)	877	1,835	1,666	1,642

Total expenses	844,587	810,604	763,174	670,489	466,226
Minority interest in consolidated joint ventures	(1,736)	(2,301)	(1,860)	(1,087)	(184)
Equity in income of unconsolidated joint ventures	93,831	81,458	86,053	76,303	54,881
Income tax benefit (provision)(3)	(1,126)	470	(33)	2,031	5,466
(Loss) gain on sale or write-down of assets	(31,819)	12,146	(84)	1,253	473

Income from continuing operations	116,053	95,483	70,521	68,158	89,585
Discontinued operations:(4)
Gain (loss) on sale of assets	100,533	(2,409)	204,985	277	7,568
Income from discontinued operations	1,619	5,770	9,870	9,219	14,350

Total income from discontinued operations	102,152	3,361	214,855	9,496	21,918

Income before minority interest and preferred dividends	218,205	98,844	285,376	77,654	111,503
Minority interest in Operating Partnership	(30,765)	(13,036)	(40,827)	22,001	(19,870)

Net income	187,440	85,808	244,549	99,655	91,633
Less preferred dividends	4,124	10,058	10,083	9,649	9,140
Less adjustment of minority interest due to
redemption value	—	2,046	17,062	183,620	—

Net income (loss) available to common stockholders	$183,316	$73,704	$217,404	$(93,614)	$82,493

Earnings per share ("EPS")—basic:
Income from continuing operations	$1.29	$1.01	$0.72	$0.80	$1.11
Discontinued operations	1.18	0.02	2.35	(2.38)	0.30

Net income (loss) per share available to common stockholders—basic	$2.47	$1.03	$3.07	$(1.58)	$1.41

EPS—diluted:(5)(6)
Income from continuing operations	$1.29	$1.01	$0.80	$0.80	$1.10
Discontinued operations	1.18	0.01	2.25	(2.37)	0.30

Net income (loss) per share available to common stockholders—diluted	$2.47	$1.02	$3.05	$(1.57)	$1.40

	As of December 31,
	2008	2007	2006	2005	2004
BALANCE SHEET DATA:
Investment in real estate (before accumulated depreciation)	$7,355,703	$7,078,802	$6,356,156	$6,017,546	$4,149,776
Total assets	$8,090,435	$7,937,097	$7,373,676	$6,986,005	$4,637,096
Total mortgage and notes payable	$5,975,269	$5,762,958	$4,993,879	$5,424,730	$3,230,120
Minority interest(7)	$266,061	$547,693	$597,156	$474,590	$221,315
Series A Preferred Stock(8)	$—	$83,495	$98,934	$98,934	$98,934
Common stockholders' equity	$1,364,299	$1,149,849	$1,379,132	$679,678	$913,533
OTHER DATA:
Funds from operations ("FFO")—diluted(10)	$486,441	$407,927	$383,122	$336,831	$299,172
Cash flows provided by (used in):
Operating activities	$251,947	$326,070	$211,850	$235,296	$213,197
Investing activities	$(558,956)	$(865,283)	$(126,736)	$(131,948)	$(489,822)
Financing activities	$288,265	$355,051	$29,208	$(20,349)	$308,383
Number of Centers at year end	92	94	91	97	84
Weighted average number of shares outstanding—EPS basic	74,319	71,768	70,826	59,279	58,537
Weighted average number of shares outstanding—EPS diluted(5)(6)	86,794	84,760	88,058	73,573	73,099
Cash distribution declared per common share	$3.20	$2.93	$2.75	$2.63	$2.48

(1)
Included in minimum rents is amortization of above and below market leases of $21.5 million, $10.6 million, $12.2 million, $11.0 million and $9.2 million for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, respectively.

(2)
Included in (gain) loss from early extinguishment of debt for the year ended December 31, 2008, is $95.3 million from the repurchase and retirement of $222.8 million of the convertible senior notes ("Senior Notes") (See "Liquidity and Capital Resources").

(3)
The Company's Taxable REIT Subsidiaries ("TRSs") are subject to corporate level income taxes (See Note 19—Income Taxes of the Company's Consolidated Financial Statements).

(4)
Discontinued operations include the following:

  The Company sold Westbar on December 16, 2004, and the results for the period January 1, 2004 to December 16, 2004 have been classified as discontinued operations. The sale of Westbar resulted in a gain on sale of asset of $6.8 million.

  On January 5, 2005, the Company sold Arizona Lifestyle Galleries. The sale of this property resulted in a gain on sale of asset of $0.3 million. The impact on the results of operations for the period January 1, 2005 to January 5, 2005 and for the year ended December 31, 2004 have been reclassified to discontinued operations.

  On June 9, 2006, the Company sold Scottsdale 101 and the results for the period January 1, 2006 to June 9, 2006 and for the years ended December 31, 2005 and 2004 have been classified as discontinued operations. The sale of Scottsdale 101 resulted in a gain on sale of asset, at the Company's pro rata share, of $25.8 million.

  The Company sold Park Lane Mall on July 13, 2006 and the results for the period January 1, 2006 to July 13, 2006 and for the years ended December 31, 2005 and 2004 have been classified as discontinued operations. The sale of Park Lane Mall resulted in a gain on sale of asset of $5.9 million.

  The Company sold Greeley Mall and Holiday Village Mall in a combined sale on July 27, 2006, and the results for the period January 1, 2006 to July 27, 2006 and the years ended December 31, 2005 and 2004 have been classified as discontinued operations. The sale of these properties resulted in a gain on sale of assets of $28.7 million.

  The Company sold Great Falls Marketplace on August 11, 2006, and the results for the period January 1, 2006 to August 11, 2006 and for the years ended December 31, 2005 and 2004 have been classified as discontinued operations. The sale of Great Falls Marketplace resulted in a gain on sale of asset of $11.8 million.

  The Company sold Citadel Mall, Crossroads Mall and Northwest Arkansas Mall in a combined sale on December 29, 2006, and the results for the period January 1, 2006 to December 29, 2006 and the years ended December 31, 2005 and 2004 have been classified as discontinued operations. The sale of these properties resulted in a gain on sale of assets of $132.7 million.

  In addition, the Company recorded an additional loss of $2.4 million in 2007, related to the sale of properties in 2006.

  On January 1, 2008, MACWH, LP, a subsidiary of the Operating Partnership, at the election of the holders, redeemed the 3.4 million PCPUs in exchange for the 16.32% minority interest in the Non-Rochester Properties, in exchange for the Company's ownership interest in the Rochester Properties. As a result of the Rochester Redemption, the Company recognized a gain of $99.1 million on the exchange.

  The Company sold the fee simple and/or ground leasehold interests in three freestanding stores acquired from Mervyn's to Pacific Premier Retail Trust, one of its joint ventures, on December 19, 2008, and the results for the period of January 1, 2008 to December 19, 2008 and for the year ended December 31, 2007 have been classified as discontinued operations. The sale of these interests resulted in a gain on sale of assets of $1.5 million.

  Total revenues and income from discontinued operations were:

	Years Ended December 31,
(Dollars in millions)	2008	2007	2006	2005	2004
Revenues:
Westbar	$—	$—	$—	$—	$4.8
Arizona LifeStyle Galleries	—	—	—	—	0.3
Scottsdale 101	—	0.1	4.7	9.8	6.9
Park Lane Mall	—	—	1.5	3.1	3.0
Holiday Village Mall	0.3	0.2	2.9	5.2	4.8
Greeley Mall	—	—	4.3	7.0	6.2
Great Falls Marketplace	—	—	1.8	2.7	2.6
Citadel Mall	—	—	15.7	15.3	15.4
Northwest Arkansas Mall	—	—	12.9	12.6	12.7
Crossroads Mall	—	—	11.5	10.9	11.2
Mervyn's Stores	4.0	0.2	—	—	—
Rochester Properties	—	83.1	80.0	51.7	—

Total	$4.3	$83.6	$135.3	$118.3	$67.9

Income from operations:
Westbar	$—	$—	$—	$—	$1.8
Arizona LifeStyle Galleries	—	—	—	—	(1.0)
Scottsdale 101	—	—	0.3	(0.2)	(0.3)
Park Lane Mall	—	—	—	0.8	0.9
Holiday Village Mall	0.3	0.2	1.2	2.8	1.9
Greeley Mall	—	(0.1)	0.6	0.9	0.5
Great Falls Marketplace	—	—	1.1	1.7	1.6
Citadel Mall	—	(0.1)	2.5	1.8	2.0
Northwest Arkansas Mall	—	—	3.4	2.9	3.1
Crossroads Mall	—	—	2.3	3.2	3.9
Mervyn's Stores	1.3	0.1	—	—	—
Rochester Properties	—	5.7	(1.5)	(4.7)	—

Total	$1.6	$5.8	$9.9	$9.2	$14.4

(5)
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

(6)
Includes the dilutive effect of share and unit-based compensation plans and convertible senior notes calculated using the treasury stock method and the dilutive effect of all other dilutive securities calculated using the "if converted" method.

(7)
"Minority Interest" reflects the ownership interest in the Operating Partnership and MACWH, LP not owned by the Company.

(8)
The holder of the Series A Preferred Stock converted 560,000, 684,000, 1,338,860 and 1,044,271 shares to common shares on October 18, 2007, May 6, 2008, May 8, 2008 and September 17, 2008, respectively. As of December 31, 2008, there was no Series A Preferred Stock outstanding.

(9)
The Company uses FFO in addition to net income to report its operating and financial results and considers FFO and FFO—diluted as supplemental measures for the real estate industry and a supplement to Generally Accepted Accounting Principles ("GAAP") measures. The National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from extraordinary items and sales of depreciated operating properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. FFO and FFO on a fully diluted basis are useful to investors in comparing operating and financial results between periods. This is especially true since FFO excludes real estate depreciation and amortization as the Company believes real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time. FFO on a fully diluted basis is one of the measures investors find most useful in measuring the dilutive impact of outstanding convertible securities. FFO does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net income as defined by GAAP and is not indicative of cash available to fund all cash flow needs. FFO as presented may not be comparable to similarly titled measures reported by other real estate investment trusts. For disclosure of net income, the most directly comparable GAAP financial measure, for the periods presented and a reconciliation of FFO and FFO—diluted to net income, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations."

  The computation of FFO-diluted includes the effect of share and unit-based compensation plans and convertible senior notes calculated using the treasury stock method. It also assumes the conversion of MACWH, LP common and preferred units and all other securities to the extent that they are dilutive to the FFO computation (See Note 12—Acquisitions of the Company's Notes to the Consolidated Financial Statements). On February 25, 1998, the Company sold $100 million of its Series A Preferred Stock. The Preferred Stock was convertible on a one-for-one basis for common stock. The Series A Preferred Stock then outstanding was dilutive to FFO for all periods presented and was dilutive to net income in 2006.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Overview and Summary

        The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, the Operating Partnership. As of December 31, 2008, the Operating Partnership owned or had an ownership interest in 72 regional shopping centers and 20 community shopping centers totaling approximately 76 million square feet of GLA. These 92 regional and community shopping centers are referred to hereinafter as the "Centers", unless the context otherwise requires. The Company is a self-administered and self-managed REIT and conducts all of its operations through the Operating Partnership and the Company's Management Companies.

        The following discussion is based primarily on the consolidated financial statements of the Company for the years ended December 31, 2008, 2007 and 2006. It compares the results of operations and cash flows for the year ended December 31, 2008 to the results of operations and cash flows for the year ended December 31, 2007. Also included is a comparison of the results of operations and cash flows for the year ended December 31, 2007 to the results of operations and cash flows for the year ended December 31, 2006. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

  Acquisitions and Dispositions:

        The financial statements reflect the following acquisitions, dispositions and changes in ownership subsequent to the occurrence of each transaction.

        On February 1, 2006, the Company acquired Valley River Center, a 915,656 square foot super-regional mall in Eugene, Oregon. The total purchase price was $187.5 million and concurrent with the acquisition, the Company placed a $100.0 million ten-year loan on the property. The balance of the purchase price was funded by cash and borrowings under the Company's line of credit.

        On June 9, 2006, the Company sold Scottsdale 101, a 564,000 square foot center in Phoenix, Arizona. The sale price was $117.6 million from which $56.0 million was used to payoff the mortgage on the property. The Company's share of the realized gain was $25.8 million.

        On July 13, 2006, the Company sold Park Lane Mall, a 370,000 square foot center in Reno, Nevada, for $20 million resulting in a gain of $5.9 million.

        On July 26, 2006, the Company purchased 11 department stores located in 10 of its Centers from Federated Department Stores, Inc. for approximately $100.0 million. The purchase price consisted of a $93.0 million cash payment at closing and a $7.0 million cash payment in 2007, in connection with development work by Federated at the Company's development properties. The Company's share of the purchase price was $81.0 million and was funded in part from the proceeds of sales of Park Lane Mall, Greeley Mall, Holiday Village Mall and Great Falls Marketplace, and from borrowings under the Company's line of credit. The balance of the purchase price was paid by the Company's joint venture partners.

        On July 27, 2006, the Company sold Holiday Village Mall, a 498,000 square foot center in Great Falls, Montana, and Greeley Mall, a 564,000 square foot center in Greeley, Colorado, in a combined sale for $86.8 million, resulting in a gain of $28.7 million.

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

        Valley River Center and Deptford Mall are referred to herein as the "2006 Acquisition Centers."

        On September 5, 2007, the Company purchased the remaining 50% outside ownership interest in Hilton Village, a 96,985 square foot specialty center in Scottsdale, Arizona. The total purchase price of $13.5 million was funded by cash, borrowings under the Company's line of credit and the assumption of a mortgage note payable. The Center was previously accounted for under the equity method as an investment in unconsolidated joint ventures.

        On December 17, 2007, the Company purchased a portfolio of ground leasehold interest and/or fee interests in 39 freestanding Mervyn's stores located in the Southwest United States. The purchase price of $400.2 million was funded by cash and borrowings under the Company's line of credit.

        Hilton Village and the interest in the 39 freestanding Mervyn's freestanding stores are referred herein as the "2007 Acquisition Properties."

        On January 1, 2008, a subsidiary of the Operating Partnership, at the election of the holders, redeemed its 3.4 million Class A participating convertible preferred units ("PCPUs"). As a result of the redemption, the Company received the 16.32% minority interest in the portion of the Wilmorite portfolio acquired on April 25, 2005 that included Danbury Fair Mall, Freehold Raceway Mall, Great Northern Mall, Rotterdam Square, Shoppingtown Mall, Towne Mall, Tysons Corner Center and Wilton Mall, collectively, referred to as the "Non-Rochester Properties," for total consideration of $224.4 million, in exchange for the Company's ownership interest in the portion of the Wilmorite portfolio that consisted of Eastview Mall, Eastview Commons, Greece Ridge Center, Marketplace Mall and Pittsford Plaza, collectively referred to as the "Rochester Properties." Included in the redemption consideration was the assumption of the remaining 16.32% interest in the indebtedness of the Non-Rochester Properties, which had an estimated fair value of $106.0 million. In addition, the Company also received additional consideration of $11.8 million, in the form of a note, for certain working capital adjustments, extraordinary capital expenditures, leasing commissions, tenant allowances, and decreases in indebtedness during the Company's period of ownership of the Rochester Properties. The Company recognized a gain of $99.1 million on the exchange. This exchange is referred to herein as the "Rochester Redemption."

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

        On May 20, 2008, the Company purchased a fee simple interest in a 161,350 square foot Boscov's department store at Deptford Mall in Deptford, New Jersey. The total purchase price of $23.5 million was funded by the assumption of the existing $15.2 million mortgage note on the property and by borrowings under the Company's line of credit.

        The Boscov's store and the Mervyn's stores acquired in 2008 are referred to herein as the "2008 Acquisition Properties."

        On June 11, 2008, the Company became a 50% owner in a joint venture that acquired One Scottsdale, which plans to develop a luxury retail and mixed-use property in Scottsdale, Arizona. The Company's share of the purchase price was $52.5 million, which was funded by borrowings under the Company's line of credit.

        On December 19, 2008, the Company sold a fee and/or ground leasehold interest in three freestanding Mervyn's department stores to Pacific Premier Retail Trust, one of the Company's joint ventures, for $43.4 million, resulting in a gain on sale of assets of $1.5 million. The Company's pro rata share of the proceeds were used to pay down the Company's line of credit.

  Mervyn's:

        In July 2008, Mervyn's filed for bankruptcy protection and announced in October its plans to liquidate all merchandise, auction its store leases and wind down its business. The Company has 45 former Mervyn's stores in its portfolio. The Company owns the ground leasehold and/or fee simple interest in 44 of those stores and the remaining store is owned by a third party but is located at one of the Centers. In connection with the acquisition of the Mervyn's portfolio (See Note 12-Acquisitions of the Company's Consolidated Financial Statements) and applying Statement of Financial Accounting Standards ("SFAS") No. 141, the Company recorded intangible assets of $110.7 million and intangible liabilities of $59.0 million.

        In September 2008, the Company recorded a write-down of $5.2 million due to the anticipated rejection of six of the Company's leases by Mervyn's. In addition, the Company terminated its former plan to sell the 29 Mervyn's stores located at shopping centers not owned or managed by the Company. (See Note 13—Discontinued Operations of the Company's Consolidated Financial Statements). The Company's decision was based on current conditions in the credit market and the assumption that a better return could be obtained by holding and operating the assets. As result of the change in plans to sell, the Company recorded a loss of $5.3 million in order to adjust the carrying value of these assets for depreciation expense that otherwise would have been recognized had these assets been continuously classified as held and used.

        In December 2008, Kohl's and Forever 21 assumed a total of 23 of the Mervyn's leases and the remaining 22 leases were rejected by Mervyn's under the bankruptcy laws. As a result, the Company wrote-off the unamortized intangible assets and liabilities related to the rejected and unassumed leases in December 2008. The Company wrote-off $27.7 million of unamortized intangible assets related to lease in place values, leasing commissions and legal costs to depreciation and amortization. Unamortized intangible assets of $14.9 million relating to above market leases and unamortized intangible liabilities of $24.5 million relating to below market leases were written-off to minimum rents.

  Redevelopments and Developments:

        Construction continues on Santa Monica Place, a regional shopping center under development in Santa Monica, California. In September, the Company announced that Bloomingdale's will join

Nordstrom. Bloomingdale's will open the first of the store's SoHo concept outside of Manhattan. In addition, the Company has announced deals with 11 retailers and restaurants slated to join the new Santa Monica Place—Ed Hardy, Arthur, R.O.C. Republic of Couture, Ilori, Love Culture, Michael Brandon, Shuz, restaurants La Sandia, Zengo and Pizza Antica, and gallery Artevo. These 11 strong brands join previously announced restaurants XINO and Osumo Sushi and fashion retailers Kitson LA, BCBG Max Azria, Coach, Lacoste, Joe's Jeans and True Religion, all of which are slated to open in 2010 alongside Bloomingdale's SoHo concept and Nordstrom.

        At Scottsdale Fashion Square, construction on an approximately 160,000 square foot expansion continues on schedule toward a Fall 2009 opening. The expansion will be anchored by a 60,000 square foot Barneys New York. In addition, recently signed fashion retailer Ed Hardy, French luxury homewear retailer Arthur and Forever 21 will join previously announced True Religion and restaurants Marcella's and Modern Steak, in the new wing. Recent additions to the Center's interior merchandise mix include Cartier and Bvlgari.

        Also during the three months ended December 31, 2008, the Company wrote off $8.7 million of development costs on development projects the Company has determined it will not pursue. In addition, the Company recorded an $18.8 million impairment charge to reduce its pro rata share of the carrying value of land held for development at a consolidated joint venture.

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

        Some of these estimates and assumptions include judgments on revenue recognition, estimates for common area maintenance and real estate tax accruals, provisions for uncollectible accounts, impairment of long-lived assets, the allocation of purchase price between tangible and intangible assets, and estimates for environmental matters. The Company's significant accounting policies are described in more detail in Note 2—Summary of Significant Accounting Policies to the Consolidated Financial Statements. However, the following policies are deemed to be critical.

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

  Deferred Charges

        Costs relating to obtaining tenant leases are deferred and amortized over the initial term of the agreement using the straight-line method. Costs relating to financing of shopping center properties are deferred and amortized over the life of the related loan using the straight-line method, which approximates the effective interest method. In-place lease values are amortized over the remaining lease term plus an estimate of the renewal term. Leasing commissions and legal costs are amortized on a straight-line basis over the individual remaining lease years. The ranges of the terms of the agreements are as follows:

Deferred lease costs	1-15 years
Deferred financing costs	1-15 years
In-place lease values	Remaining lease term plus an estimate for renewal
Leasing commissions and legal costs	5-10 years

  Recent Accounting Pronouncements Not Yet Adopted

        In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. SFAS No. 141(R) requires an acquiring entity to recognize acquired assets and assumed liabilities in a transaction at fair value as of the acquisition date and changes the accounting treatment for certain items, including acquisition costs, which will be required to be expensed as incurred. SFAS No. 160 requires that noncontrolling interests be presented as a component of consolidated stockholders' equity and eliminates "minority interest accounting" such that the amount of net income attributable to the noncontrolling interests will be presented as part of consolidated net income on the consolidated statements of operations. SFAS No. 141(R) and SFAS No. 160 require concurrent adoption and are to be applied prospectively for the first annual reporting period beginning on or after December 15, 2008. Early adoption of either standard is prohibited. The Company believes that these statements will not have a material impact on its consolidated results of operations or cash flows. However, the Company is currently evaluating whether the adoption of SFAS No. 160 could have a material impact on the consolidated balance sheets and consolidated statements of stockholders' equity.

        In May 2008, the FASB issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled Upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1"). This new standard requires the initial proceeds from convertible debt that may be settled in cash to be bifurcated between a liability component and an equity component. The objective of the guidance is to require the liability and equity components of convertible debt to be separately accounted for in a manner such that the interest expense recorded on the convertible debt would not equal the contractual rate of interest on the convertible debt, but instead would be recorded at a rate that would reflect the issuer's conventional non-convertible debt borrowing rate at the date of issuance. This is accomplished through the creation of a discount on the debt that would be accreted using the effective interest method as additional non-cash interest expense over the period the debt is expected to remain outstanding. The Company is required to adopt FSP APB 14-1 on January 1, 2009. This FSP will be applied retrospectively to all periods presented. The Company currently expects that FSP APB

14-1 will have a material impact on the accounting for the convertible senior notes ("Senior Notes") and the Company's consolidated balance sheets and results of operations.

        In June 2008, the FASB issued Staff Position EITF No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." FSP EITF No. 03-6-1 will be applied retrospectively to all the periods presented for the fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adoption of FSP EITF No. 03-6-1 on its results of operations and financial condition.

        In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock. Paragraph 11(a) of SFAS No. 133, Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF Issue No. 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. EITF Issue No. 07-5 will be effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited. Management is currently evaluating whether the adoption of EITF Issue No. 07-5 will have an impact on the accounting for the Senior Notes and related capped call option transactions. In the event that management determines that the adoption of EITF Issue No. 07-05 impacts the accounting for the Senior Notes, management's current conclusion regarding the impact of FSP APB-14-1 could change.

Results of Operations

        Many of the variations in the results of operations, discussed below, occurred due to the transactions described above including the 2008 Acquisition Properties, the 2007 Acquisition Properties, the 2006 Acquisition Centers and the Redevelopment Centers. For the comparison of the year ended December 31, 2008 to the year ended December 31, 2007, the "Same Centers" include all consolidated Centers, excluding the 2008 Acquisition Properties, the 2007 Acquisition Properties and the Redevelopment Centers. For the comparison of the year ended December 31, 2007 to the year ended December 31, 2006, the Same Centers include all consolidated Centers, excluding the 2007 Acquisition Properties, the 2006 Acquisition Centers and the Redevelopment Centers.

        For the comparison of the year ended December 31, 2008 to the year ended December 31, 2007, "Redevelopment Centers" include The Oaks, Northgate Mall, Santa Monica Place, Shoppingtown Mall, Westside Pavilion, The Marketplace at Flagstaff, SanTan Village Regional Center and Promenade at Casa Grande. For the comparison of the year ended December 31, 2007 to the year ended December 31, 2006, "Redevelopment Centers" include The Oaks, Twenty Ninth Street, Santa Monica Place, Westside Pavilion, The Marketplace at Flagstaff Mall, SanTan Village Regional Center and Promenade at Casa Grande.

        Unconsolidated joint ventures are reflected using the equity method of accounting. The Company's pro rata share of the results from these Centers is reflected in the Consolidated Statements of Operations as equity in income from unconsolidated joint ventures.

Comparison of Years Ended December 31, 2008 and 2007

  Revenues:

        Minimum and percentage rents (collectively referred to as "rental revenue") increased by $61.7 million, or 12.3%, from 2007 to 2008. The increase in rental revenue is attributed to an increase of $42.1 million from the 2007 Acquisition Properties, $13.9 million from the Redevelopment Centers,

$3.8 million from the 2008 Acquisition Properties and $1.9 million from the Same Centers. The increase in the revenues from the Same Centers is primarily due to rent escalations and lease renewals at higher rents, which was offset by decreases in lease termination income, amortization of straight-line rents and amortization of above and below market leases. The increase in the revenues from the Same Centers was also offset by a decrease of $6.3 million in percentage rents due to a decrease in retail sales.

        Rental revenue includes the amortization of above and below market leases, the amortization of straight-line rents and lease termination income. The amortization of above and below market leases increased from $10.6 million in 2007 to $21.5 million in 2008. The amortization of straight-lined rents decreased from $6.9 million in 2007 to $5.7 million in 2008. Lease termination income increased from $9.7 million in 2007 to $9.9 million in 2008. The increase in above and below market leases is primarily due to the early termination of Mervyn's leases in 2008 (See "Management's Overview and Summary—Mervyn's.").

        Tenant recoveries increased $21.4 million, or 8.7%, from 2007 to 2008. The increase in tenant recoveries is attributed to an increase of $9.4 million from the Same Centers, $6.3 million from the 2007 Acquisition Properties, $4.7 from the Redevelopment Centers and $1.0 million from the 2008 Acquisition Properties.

        Management Companies' revenues increased by $1.0 million from 2007 to 2008, primarily due to increased management fees received from the Joint Venture Centers, additional third party management contracts and increased development fees from joint ventures.

  Shopping Center and Operating Expenses:

        Shopping center and operating expenses increased $30.3 million, or 11.8%, from 2007 to 2008. Approximately $13.6 million of the increase in shopping center and operating expenses is from the Same Centers, $11.3 million is from the 2007 Acquisition Properties, $5.0 million is from the Redevelopment Centers and $1.2 million is from the 2008 Acquisition Properties. The increase in Same Centers is primarily due to an increase in recoverable utility expenses and property taxes and a $2.0 million increase in bad debt expense.

  Management Companies' Operating Expenses:

        Management Companies' operating expenses increased $3.3 million in 2007 to 2008, in part as a result of the additional costs of managing the Joint Venture Centers and third party managed properties.

  REIT General and Administrative Expenses:

        REIT general and administrative expenses decreased by $0.1 million from 2007 to 2008. The decrease is primarily due to a decrease in share and unit-based compensation expense in 2008.

  Depreciation and Amortization:

        Depreciation and amortization increased $65.3 million from 2007 to 2008. The increase in depreciation and amortization is primarily attributed to an increase of $42.1 million from the 2007 Acquisition Properties, $12.0 million from the Redevelopment Centers, $7.3 million from the Same Centers and $3.7 million from the 2008 Acquisition Properties. Included in the increase of depreciation and amortization of 2007 Acquisition Properties is the write-off of $32.9 million of intangible assets as a result of the early termination of Mervyn's leases (See "Management's Overview and Summary—Mervyn's.")

  Interest Expense:

        Interest expense increased $31.2 million from 2007 to 2008. The increase in interest expense was primarily attributed to an increase of $17.9 million from borrowings under the Company's line of credit, $9.3 million from the Redevelopment Centers, $5.4 million from the Senior Notes issued on March 16, 2007 and $4.7 million from the Same Centers. The increase in interest expense was offset in part by a decrease of $3.8 million from term loans.

        The increase in interest expense on the Company's line of credit was due to an increase in average outstanding borrowings during 2008, in part, because of the purchase of The Shops at North Bridge, the 2007 Acquisition Properties and the 2008 Acquisition Properties and the repurchase and retirement of Senior Notes in 2008, which is offset in part by lower LIBOR rates and spreads. The decrease in interest on term loans was due to the repayment of the $250 million loan in 2007.

        The above interest expense items are net of capitalized interest, which increased from $32.0 million in 2007 to $33.3 million in 2008 due to an increase in redevelopment activity in 2008.

  (Gain) Loss on Early Extinguishment of Debt:

        The Company recorded a gain of $95.3 million on the early extinguishment of $222.8 million of the Senior Notes in 2008. In 2007, the Company recorded a $0.9 million loss from the early extinguishment of the $250 million term loan (See "Liquidity and Capital Resources".)

  Equity in Income of Unconsolidated Joint Ventures:

        The equity in income of unconsolidated joint ventures increased $12.4 million from 2007 to 2008. The increase in equity in income of unconsolidated joint ventures is due in part to commission income of $6.5 million earned in 2008 from a joint venture, $3.6 million relating to the acquisition of The Shops at North Bridge in 2008, and $2.0 million relating to a loss on the sale of assets in the SDG Macerich Properties, L.P. joint venture in 2007.

  (Loss) Gain on Sale or Write-down of Assets:

        The Company recorded a loss on sale or write down of assets of $31.8 million in 2008 relating to an $8.7 million write-off of development costs on projects the Company has determined not to pursue, a $19.2 million impairment charge to reduce the carrying value of land held for development and a $5.3 million adjustment to reduce the carrying value of Mervyn's stores that the Company had previously classified as held for sale (See "Management's Overview and Summary—Mervyn's.") The gain on sale or write-down of assets in 2007 of $12.1 million is primarily related to gain on sales of land.

  Discontinued Operations:

        Income from discontinued operations increased $98.8 million from 2007 to 2008. The increase is primarily due to the $99.1 million gain from the Rochester Redemption in 2008. See "Management's Overview and Summary—Acquisitions and Dispositions." As a result of the Rochester Redemption, the Company classified the results of operations for these properties to discontinued operations for all periods presented.

  Minority Interest in the Operating Partnership:

        The minority interest in the Operating Partnership represents the 14.4% weighted average interest of the Operating Partnership not owned by the Company during 2008 compared to the 15.0% not owned by the Company during 2007. The decrease in minority interest is primarily attributed to the conversion of 3,067,131 preferred shares into common shares in 2008 (See Note 22—Cumulative Convertible Redeemable Preferred Stock of the Company's Consolidated Financial Statements) and the repurchase of 807,000 shares in 2007 (See Note 21—Stock Repurchase Program of the Company's Consolidated Financial Statements).

  Funds From Operations:

        Primarily as a result of the factors mentioned above, "FFO"—diluted increased 19.2% from $407.9 million in 2007 to $486.4 million in 2008. For disclosure of net income, the most directly comparable GAAP financial measure, for the periods and a reconciliation of FFO and FFO—diluted to net income available to common stockholders, see "Funds from Operations."

  Operating Activities:

        Cash flow from operations decreased from $326.1 million in 2007 to $251.9 million in 2008. The decrease was primarily due to changes in assets and liabilities in 2007 compared to 2008, an increase in distributions of income from unconsolidated joint ventures and due to the results at the Centers as discussed above.

  Investing Activities:

        Cash used in investing activities decreased from $865.3 million in 2007 to $559.0 million in 2008. The decrease in cash used in investing activities was primarily due to a decrease in capital expenditures of $507.7 million and acquisition deposits of $51.9 million offset by a decrease in distributions from unconsolidated joint ventures of $132.5 million and an increase in contributions to unconsolidated joint ventures. The decrease in capital expenditures is primarily due to the purchase of the Mervyn's portfolio for $400.2 million in 2007. The decrease in acquisition deposits and the increase in contributions to unconsolidated joint ventures is primarily due to the Company's purchase of a pro rata share of The Shops at North Bridge for $155.0 million in 2008 (See "Management's Overview and Summary—Acquisitions and Dispositions.") The decrease in distributions from unconsolidated joint ventures is due to the receipt of the Company's pro rata share of loan proceeds from the refinance transactions at various unconsolidated joint ventures in 2007.

  Financing Activities:

        Cash flow provided by financing activities decreased from $355.1 million in 2007 to $288.3 million in 2008. The decrease in cash provided by financing activities was primarily attributed to the issuance of $950 million of Senior Notes in 2007, the repurchase of $222.8 million of Senior Notes in 2008 (see "Liquidity and Capital Resources") and the purchase of the Capped Calls in connection with the issuance of the Senior Notes in 2007.

Comparison of Years Ended December 31, 2007 and 2006

  Revenues:

        Rental revenue increased by $39.7 million, or 8.6%, from 2006 to 2007. The increase in rental revenue is attributed to an increase of $17.9 million from the 2006 Acquisition Centers, $13.8 million from the Redevelopment Centers, $6.7 million from the Same Centers and $1.2 million from the 2007 Acquisition Properties.

        The amortization of above and below market leases, which is recorded in rental revenue, decreased to $10.6 million in 2007 from $12.2 million in 2006. The decrease in amortization is primarily due to leases which were terminated in 2006. The amortization of straight-lined rents, included in rental revenue, was $6.9 million in 2007 compared to $4.7 million in 2006. Lease termination income, which is included in rental revenue, decreased to $9.8 million in 2007 from $13.2 million in 2006.

        Tenant recoveries increased $17.9 million, or 7.9%, from 2006 to 2007. The increase in tenant recoveries is attributed to an increase of $11.0 million from the 2006 Acquisition Centers, $4.3 million from the Redevelopment Centers, $2.4 million from the Same Centers and $0.2 million from the 2007 Acquisition Properties.

        Management Companies' revenues increased by $8.3 million from 2006 to 2007, primarily due to increased management fees received from the Joint Venture Centers, additional third party management contracts and increased development fees from joint ventures.

  Shopping Center and Operating Expenses:

        Shopping center and operating expenses increased $23.1 million, or 9.9%, from 2006 to 2007. Approximately $9.6 million of the increase in shopping center and operating expenses is from the 2006 Acquisition Centers, $6.8 million is from the Redevelopment Centers, $6.1 million is from the Same Centers and $0.5 million is from the 2007 Acquisition Properties.

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

  Depreciation and Amortization:

        Depreciation and amortization increased $15.7 million in 2007 from 2006. The increase in depreciation and amortization is primarily attributed to an increase of $10.5 million at the Redevelopment Centers, $10.4 million from the 2006 Acquisition Centers and $0.1 million from the 2007 Acquisition Properties. This increase is offset in part by a decrease of $1.8 million from the Same Centers.

  Interest Expense:

        Interest expense decreased $10.6 million in 2007 from 2006. The decrease in interest expense was primarily attributed to a decrease of $17.2 million from term loans, $16.1 million from the line of credit, $8.1 million from the Same Centers and $2.7 million from the Redevelopment Centers. The decrease in interest expense was offset in part by an increase of $27.3 million from the $950.0 million Senior Notes issued on March 16, 2007 and $6.6 million from the 2006 Acquisition Centers. The decrease in interest on term loans was due to the repayment of the $250 million loan in 2007 and the repayment of the $619 million term loan in 2006. The decrease in interest on the line of credit was due to: (i) a decrease in average outstanding borrowings during 2007, in part, because of the issuance of the Senior Notes, (ii) a decrease in interest rates because of the $400 million swap and (iii) lower LIBOR rates and spreads. The decrease in interest from the Same Centers is due to: (i) the repayment of the $75.0 million loan on Paradise Valley Mall in January 2007, (ii) an increase in capitalized interest and (iii) a decrease in LIBOR rates on floating rate mortgages payable. The above interest expense items are net of capitalized interest, which increased to $32.0 million in 2007 from $14.9 million in 2006 due to an increase in redevelopment activity in 2007.

  Loss on Early Extinguishment of Debt:

        The Company recorded a $0.9 million loss from the early extinguishment of the $250 million term loan in 2007. In 2006, the Company recorded a loss from the early extinguishment of debt of $1.8 million related to the pay off of the $619 million term loan.

  Equity in Income of Unconsolidated Joint Ventures:

        The equity in income of unconsolidated joint ventures decreased $4.6 million in 2007 from 2006. The decrease in equity in income of unconsolidated joint ventures is due in part to a $2.0 million loss on sale of assets in the SDG Macerich Properties, L.P. joint venture and additional interest expense and depreciation at other joint ventures due to the completion of development projects.

  Gain on Sale of Assets:

        The Company recorded a gain on sale of assets of $12.1 million in 2007 relating to land sales of $8.8 million and $3.4 million relating to sale of equipment and furnishings.

  Discontinued Operations:

        The decrease of $211.5 million in income from discontinued operations is primarily related to the recognition of gain on the sales of Scottsdale 101, Park Lane Mall, Holiday Village Mall, Greeley Mall, Great Falls Marketplace, Citadel Mall, Crossroads Mall and Northwest Arkansas Mall in 2006 (See "Management's Overview and Summary—Acquisitions and Dispositions"). As result of these sales, the Company classified the results of operations for these properties to discontinued operations for all periods presented.

  Minority Interest in the Operating Partnership:

        The minority interest in the Operating Partnership represents the 15.0% weighted average interest of the Operating Partnership not owned by the Company during 2007 compared to the 15.8% not owned by the Company during 2006. The change in ownership interest is primarily due to the common stock offering by the Company in 2006, the conversion of partnership units and preferred shares into common shares in 2007 which is offset in part by the repurchase of 807,000 shares in 2007 (See Note 21—Stock Repurchase Program of the Company's Consolidated Financial Statements).

  Funds From Operations:

        Primarily as a result of the factors mentioned above, FFO—diluted increased 6.5% to $407.9 million in 2007 from $383.1 million in 2006. For disclosure of net income, the most directly comparable GAAP financial measure, for the periods and the reconciliation of FFO and FFO—diluted to net income available to common stockholders, see "Funds from Operations."

  Operating Activities:

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

  Financing Activities:

        Cash flow provided by financing activities increased to $355.1 million in 2007 from $29.2 million in 2006. The increase in cash provided by financing activities was primarily attributed to the issuance of $950 million of Senior Notes in 2007, offset in part by a decrease of $746.8 million in proceeds from the common stock offering in 2006 and the purchase of the Capped Calls in connection with the issuance of the Senior Notes in 2007.

Liquidity and Capital Resources

        Although general market liquidity is constrained, the Company anticipates meeting its liquidity needs for its operating expenses and debt service and dividend requirements through cash generated from operations, working capital reserves and/or borrowings under its unsecured line of credit. Additional liquidity may also be provided if the Company decides to pay a portion of its dividends in stock during 2009.

        The following tables summarize capital expenditures incurred at the Centers for the years ended December 31:

(Dollars in thousands)	2008	2007	2006
Consolidated Centers:
Acquisitions of property and equipment	$87,516	$387,899	$580,542
Development, redevelopment and expansion of Centers	446,119	545,926	184,315
Renovations of Centers	8,541	31,065	51,406
Tenant allowances	14,651	27,959	26,976
Deferred leasing charges	22,263	21,611	21,610

	$579,090	$1,014,460	$864,849

Joint Venture Centers (at Company's pro rata share):
Acquisitions of property and equipment	$294,416	$24,828	$28,732
Development, redevelopment and expansion of Centers	60,811	33,492	48,785
Renovations of Centers	3,080	10,495	8,119
Tenant allowances	13,759	15,066	13,795
Deferred leasing charges	4,997	4,181	4,269

	$377,063	$88,062	$103,700

        Management expects levels to be incurred in future years for tenant allowances and deferred leasing charges to be comparable or less than 2008 and that capital for those expenditures will be available from working capital, cash flow from operations, borrowings on property specific debt or unsecured corporate borrowings. The Company expects to incur between $80 million to $120 million in 2009 for development, redevelopment, expansion and renovations. Capital for these major expenditures, developments and/or redevelopments has been, and is expected to continue to be, obtained from a combination of equity or debt financings, which include borrowings under the Company's line of credit and construction loans. In addition, the Company has also generated additional liquidity in the past through joint venture transactions and the sale of non-core assets, and may do so in the future. Furthermore, the Company has a shelf registration statement which registered an unspecified amount of common stock, preferred stock, debt securities, warrants, rights and units.

        Current turmoil in the capital and credit markets, however, has significantly limited access to debt and equity financing for many companies. As demonstrated by recent activity, the Company was able to access capital throughout 2008, however there is no assurance the Company will be able to do so in future periods or on similar terms and conditions. Many factors impact the Company's ability to access capital, such as its overall debt level, interest rates, interest coverage ratios and prevailing market conditions. As a result of the current state of the capital and commercial lending markets, the

Company may be required to finance more of its business activities with borrowings under its line of credit rather than with public and private unsecured debt and equity securities, fixed-rate mortgage financing and other traditional sources. In addition, in the event that the Company has significant tenant defaults as a result of the overall economy and general market conditions, the Company could have a decrease in cash flow from operations, which could create further borrowings under its line of credit. These events could result in an increase in the Company's proportion of variable-rate debt, which could cause it to be more subject to interest rate fluctuations in the future. See "Risk Factors—We depend on external financings for our growth and ongoing debt service requirements."

        The Company's total outstanding loan indebtedness at December 31, 2008 was $8.0 billion (including $2.3 billion of unsecured debt and $2.0 billion of its pro rata share of joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgages payable collateralized by individual properties. Assuming the closing of the Company's current loan commitment, approximately $406 million of its indebtedness matures in 2009 (excluding loans with extensions). The Company expects that all 2009 debt maturities will be refinanced, extended and/or paid off from the Company's line of credit.

        On March 16, 2007, the Company issued $950 million in Senior Notes that mature on March 15, 2012. The Senior Notes bear interest at 3.25%, payable semiannually, are senior to unsecured debt of the Company and are guaranteed by the Operating Partnership. Prior to December 14, 2011, upon the occurrence of certain specified events, the Senior Notes will be convertible at the option of holder into cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the election of the Company, at an initial conversion rate of 8.9702 shares per $1,000 principal amount. On and after December 15, 2011, the Senior Notes will be convertible at any time prior to the second business day preceding the maturity date at the option of the holder at the initial conversion rate. The initial conversion price of approximately $111.48 per share represented a 20% premium over the closing price of the Company's common stock on March 12, 2007. The initial conversion rate is subject to adjustment under certain circumstances. Holders of the Senior Notes do not have the right to require the Company to repurchase the Senior Notes prior to maturity except in connection with the occurrence of certain fundamental change transactions. During the period of October 21, 2008 to December 29, 2008, the Company repurchased and retired $222.8 million of the Senior Notes and as a result recorded a gain of $95.3 on early extinguishment of debt for the year ended December 31, 2008. The purchase price of $122.8 million was funded by additional borrowings on the Company's line of credit. On February 13 and February 17 2009, the Company repurchased and retired an additional $56.8 million of the Senior Notes for $30.9 million, resulting in a gain on early extinguishment of debt of approximately $25.1 million.

        In connection with the issuance of the Senior Notes, the Company purchased two capped calls ("Capped Calls") from affiliates of the initial purchasers of the Senior Notes. The Capped Calls effectively increase the conversion price of the Senior Notes to approximately $130.06, which represented a 40% premium to the March 12, 2007 closing price of $92.90 per common share of the Company.

        The Company has a $1.5 billion revolving line of credit that matures on April 25, 2010 with a one-year extension option. The interest rate fluctuates between LIBOR plus 0.75% to LIBOR plus 1.10% depending on the Company's overall leverage. In September 2006, the Company entered into an interest rate swap agreement that effectively fixed the interest rate on $400.0 million of the outstanding balance of the line of credit at 6.23% until April 25, 2011. On March 16, 2007, the Company repaid $541.5 million of borrowings outstanding from the proceeds of the Senior Notes (See Note 10—Bank and Other Notes Payable of the Company's Consolidated Financial Statements). As of December 31, 2008 and 2007, borrowings outstanding were $1.1 billion and $1.0 billion, respectively, at an average interest rate, net of the $400.0 million swapped portion, of 3.19% and 6.19%, respectively. The Company has access to the remaining balance of its $1.5 billion line of credit.

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

        On April 25, 2005, the Company obtained a five year, $450.0 million term loan bearing interest at LIBOR plus 1.50%. In November 2005, the Company entered into an interest rate swap agreement that effectively fixed the interest rate of the $450.0 million term loan at 6.30% from December 1, 2005 to April 15, 2010. At December 31, 2008 and 2007, the loan had a balance outstanding of $446.3 million and $450.0 million, respectively, with an effective interest rate of 6.30%.

        At December 31, 2008, the Company was in compliance with all applicable loan covenants.

        At December 31, 2008, the Company had cash and cash equivalents available of $66.5 million.

  Off-Balance Sheet Arrangements

        The Company has an ownership interest in a number of unconsolidated joint ventures as detailed in Note 4 to the Company's Consolidated Financial Statements included herein. The Company accounts for those investments that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the Consolidated Balance Sheets of the Company as "Investments in Unconsolidated Joint Ventures." A pro rata share of the mortgage debt on these properties is shown in "Item 2. Properties—Mortgage Debt."

        In addition, certain joint ventures also have debt that could become recourse debt to the Company or its subsidiaries, in excess of the Company's pro rata share, should the joint ventures be unable to discharge the obligations of the related debt.

        The following reflects the maximum amount of debt principal that could recourse to the Company at December 31, 2008 (in thousands):

Property	Recourse Debt	Maturity Date
Boulevard Shops	$4,280	12/17/2010
Chandler Village Center	4,375	1/15/2011
Estrella Falls, The Market at	8,243	6/1/2011

	$16,898

        Additionally, as of December 31, 2008, the Company is contingently liable for $19.7 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

  Long-term Contractual Obligations

        The following is a schedule of long-term contractual obligations (as of December 31, 2008) for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)	$6,276,989	$632,115	$3,270,702	$1,484,349	$889,823
Operating lease obligations(1)	778,472	7,495	15,845	15,001	740,131
Purchase obligations(1)	96,711	96,711	—	—	—
Other long-term liabilities(2)	403,891	338,581	19,760	12,931	32,619

	$7,556,063	$1,074,902	$3,306,307	$1,512,281	$1,662,573

(1)
See Note 15—Commitments and Contingencies of the Company's Consolidated Financial Statements.

(2)
Amount includes $2,201 of unrecognized tax benefits associated with FIN 48. See Note 19—Income Taxes of the Company's Consolidated Financial Statements.

Funds From Operations

        The Company uses FFO in addition to net income to report its operating and financial results and considers FFO and FFO—diluted as supplemental measures for the real estate industry and a supplement to GAAP measures. The National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss) computed in accordance with GAAP, excluding gains (or losses) from extraordinary items and sales of depreciated operating properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. FFO and FFO on a fully diluted basis are useful to investors in comparing operating and financial results between periods. This is especially true since FFO excludes real estate depreciation and amortization as the Company believes real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time. FFO on a fully diluted basis is one of the measures investors find most useful in measuring the dilutive impact of outstanding convertible securities. FFO does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net income as defined by GAAP and is not indicative of cash available to fund all cash flow needs. FFO, as presented, may not be comparable to similarly titled measures reported by other real estate investment trusts. The reconciliation of FFO and FFO—diluted to net income available to common stockholders is provided below.

        The following reconciles net income (loss) available to common stockholders to FFO and FFO—diluted (dollars in thousands):

	2008	2007	2006	2005	2004
Net income (loss)—available to common stockholders	$183,316	$73,704	$217,404	$(93,614)	$82,493
Adjustments to reconcile net income to FFO—basic:
Minority interest in the Operating Partnership	30,765	13,036	40,827	(22,001)	19,870
Gain on sale of consolidated assets	(68,714)	(9,771)	(241,732)	(1,530)	(8,041)
Adjustment of minority interest due to redemption value	—	2,046	17,062	183,620	—
Add: Gain on undepreciated assets—consolidated assets	798	8,047	8,827	1,068	939
Add: Minority interest share of gain on sale of consolidated joint ventures	185	760	36,831	239	—
Less: write-down of consolidated assets	(27,445)	—	—	—	—
Gain on sale of assets from unconsolidated entities (pro rata)	(3,432)	(400)	(725)	(1,954)	(3,353)
Add: Gain on sale of undepreciated assets—from unconsolidated entities (pro rata)	3,039	2,793	725	2,092	3,464
Add minority interest on sale of undepreciated consolidated entities	487	—	—	—	—
Less write down of unconsolidated entities (pro rata)	(94)	—	—	—	—
Depreciation and amortization on consolidated Centers	279,339	231,860	232,219	205,971	146,383
Less: depreciation and amortization allocable to minority interest on consolidated joint ventures	(3,395)	(4,769)	(5,422)	(5,873)	(1,555)
Depreciation and amortization on joint ventures (pro rata)	96,441	88,807	82,745	73,247	61,060
Less: depreciation on personal property and amortization of loan costs and interest rate caps	(9,952)	(8,244)	(15,722)	(14,724)	(11,228)

FFO—basic	481,338	397,869	373,039	326,541	290,032
Additional adjustments to arrive at FFO—diluted:
Impact of convertible preferred stock	4,124	10,058	10,083	9,649	9,140
Impact of non-participating convertible preferred units	979	—	—	641	—

FFO—diluted	$486,441	$407,927	$383,122	$336,831	$299,172

Weighted average number of FFO shares outstanding for:
FFO—basic(1)	86,794	84,467	84,138	73,250	72,715
Adjustments for the impact of dilutive securities in computing FFO-diluted:
Convertible preferred stock	1,447	3,512	3,627	3,627	3,627
Non-participating convertible preferred units	205	—	—	197	—
Stock options	—	293	293	323	385

FFO—diluted(2)	88,446	88,272	88,058	77,397	76,727

(1)
Calculated based upon basic net income (loss) as adjusted to reach basic FFO. As of December 31, 2008, 2007, 2006, 2005 and 2004, 11.6 million, 12.5 million, 13.2 million, 13.5 million and 14.2 million of aggregate OP Units and Westcor partnership units were outstanding, respectively. The Westcor partnership units were converted to OP Units on July 27, 2004 which were subsequently redeemed for common stock on October 4, 2005.

(2)
The computation of FFO—diluted shares outstanding includes the effect of share and unit-based compensation plans and convertible senior notes using the treasury stock method. It also assumes the conversion of MACWH, LP common and preferred units to the extent that they are dilutive to the FFO computation (See Note 12—Acquisitions of the Company's Notes to the Consolidated Financial Statements). On February 25, 1998, the Company sold $100 million of its Series A Preferred Stock. The holder of the Series A Preferred Stock converted 0.6 million, 0.7 million, 1.3 million and 1.0 million shares to common shares on October 18, 2007, May 6, 2008, May 8, 2008 and September 17, 2008, respectively. The preferred stock was convertible on a one-for-one basis for common stock. The then outstanding preferred shares were assumed converted for purposes of 2008, 2007, 2006, 2005 and 2004 FFO—diluted as they were dilutive to that calculation.

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

        The following table sets forth information as of December 31, 2008 concerning the Company's long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV") (dollars in thousands):

	For the years ending December 31,
	2009	2010	2011	2012	2013	Thereafter	Total	FV
CONSOLIDATED CENTERS:
Long term debt:
Fixed rate(1)	$360,628	$1,016,646	$718,015	$985,824	$430,417	$839,278	$4,350,808	$3,868,229
Average interest rate	6.30%	6.51%	5.59%	4.23%	6.13%	6.02%	5.72%
Floating rate	242,210	749,500	632,751	—	—	—	1,624,461	1,579,912
Average interest rate	2.71%	3.09%	3.85%				3.32%

Total debt—Consolidated Centers	$602,838	$1,766,146	$1,350,766	$985,824	$430,417	$839,278	$5,975,269	$5,448,141

JOINT VENTURE CENTERS:
Long term debt (at Company's pro rata share):
Fixed rate	$294,161	$124,839	$36,326	$172,443	$315,717	$892,724	$1,836,210	$1,711,229
Average interest rate	5.38%	6.78%	6.11%	6.97%	5.64%	5.66%	5.83%
Floating rate	53,623	41,369	86,503	—	—	—	181,495	177,043
Average interest rate	1.63%	3.16%	2.42%				2.36%

Total debt—Joint Venture Centers	$347,784	$166,208	$122,829	$172,443	$315,717	$892,724	$2,017,705	$1,888,272

(1)
Fixed rate debt includes the $446.3 million floating rate term note and $400.0 million of the line of credit balance. These amounts have effective fixed rates over the remaining terms due to swap agreements as discussed below.

        The consolidated Centers' total fixed rate debt at December 31, 2008 and 2007 was $4.4 billion and $4.8 billion, respectively. The average interest rate on fixed rate debt at December 31, 2008 and 2007 was 5.72% and 5.57%, respectively. The consolidated Centers' total floating rate debt at December 31, 2008 and 2007 was $1.6 billion and $1.0 billion, respectively. The average interest rate on floating rate debt at December 31, 2008 and 2007 was 3.32% and 6.15%, respectively.

        The Company's pro rata share of the Joint Venture Centers' fixed rate debt at December 31, 2008 and 2007 was $1.8 billion and $1.6 billion, respectively. The average interest rate on fixed rate debt at December 31, 2008 and 2007 was 5.83% and 5.89%, respectively. The Company's pro rata share of the Joint Venture Centers' floating rate debt at December 31, 2008 and 2007 was $181.5 million and $195.0 million, respectively. The average interest rate on the floating rate debt at December 31, 2008 and 2007 was 2.36% and 6.09%, respectively.

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

        The following are outstanding derivatives at December 31, 2008 (amounts in thousands):

Property/Entity	Notional Amount	Product	Rate	Maturity	Company's Ownership	Fair Value(1)
Camelback Colonnade	$41,500	Cap	8.54%	11/15/2009	75%	$—
Desert Sky Mall	51,500	Cap	7.65%	3/15/2010	50%	—
La Cumbre Plaza	30,000	Cap	7.12%	8/9/2009	100%	—
Metrocenter Mall	112,000	Cap	7.25%	2/15/2010	15%	—
Metrocenter Mall	25,880	Cap	7.25%	2/15/2010	15%	—
Metrocenter Mall	133,596	Swap	4.57%	2/15/2009	15%	(103)
Panorama Mall	50,000	Cap	6.65%	3/1/2010	100%	—
The Oaks	150,000	Cap	6.25%	7/1/2010	100%	1
The Operating Partnership	450,000	Swap	4.80%	4/15/2010	100%	(22,108)
The Operating Partnership	400,000	Swap	5.08%	4/25/2011	100%	(34,224)
Westside Pavilion	175,000	Cap	5.50%	6/1/2010	100%	1

(1)
Fair value at the Company's ownership percentage.

        Interest rate cap agreements ("Cap") offer protection against floating rates on the notional amount from exceeding the rates noted in the above schedule, and interest rate swap agreements ("Swap") effectively replace a floating rate on the notional amount with a fixed rate as noted above.

        In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $18.1 million per year based on $1.8 billion outstanding of floating rate debt at December 31, 2008.

        The fair value of the Company's long-term debt is estimated based on a present value model utilizing interest rates that reflect the risks associated with long-term debt of similar risk and duration. In addition, the method of computing fair value for mortgage notes payable included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt (See Note 9—Mortgage Notes Payable of the Company's Consolidated Financial Statements).

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Refer to the Index to Financial Statements and Financial Statement Schedules for the required information appearing in Item 15.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

ITEM 9A.    CONTROLS AND PROCEDURES

  Conclusion Regarding Effectiveness of Disclosure Controls and Procedures

        As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934 management carried out an evaluation, under the supervision and participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by the Annual Report on Form 10-K. Based on their evaluation as of December 31, 2008, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

  Management's Report on Internal Control Over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. The Company's management concluded that, as of December 31, 2008, its internal control over financial reporting was effective based on this assessment.

        Deloitte & Touche LLP, our independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting which follows below.

  Changes in Internal Control over Financial Reporting

        There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Macerich Company
Santa Monica, California

        We have audited the internal control over financial reporting of The Macerich Company and subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2008, of the Company and our report dated February 27, 2009, expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
February 27, 2009

ITEM 9B.    OTHER INFORMATION

        None

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        There is hereby incorporated by reference the information which appears under the captions "Information Regarding Nominees and Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Audit Committee Matters" and "Codes of Ethics" in the Company's definitive proxy statement for its 2009 Annual Meeting of Stockholders that is responsive to the information required by this Item.

        During 2008, there were no material changes to the procedures described in the Company's proxy statement relating to the 2008 Annual Meeting of Stockholders by which stockholders may recommend nominees to the Company.

ITEM 11.    EXECUTIVE COMPENSATION

        There is hereby incorporated by reference the information which appears under the caption "Election of Directors" in the Company's definitive proxy statement for its 2009 Annual Meeting of Stockholders that is responsive to the information required by this Item. Notwithstanding the foregoing, the Compensation Committee Report set forth therein shall not be incorporated by reference herein, in any of the Company's prior or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent the Company specifically incorporates such report by reference therein and shall not be otherwise deemed filed under either of such Acts.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        There is hereby incorporated by reference the information which appears under the captions "Principal Stockholders," "Information Regarding Nominees and Directors," "Executive Officers" and "Equity Compensation Plan Information" in the Company's definitive proxy statement for its 2009 Annual Meeting of Stockholders that is responsive to the information required by this Item.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        There is hereby incorporated by reference the information which appears under the captions "Certain Transactions" and "The Board of Directors and its Committees" in the Company's definitive proxy statement for its 2009 Annual Meeting of Stockholders that is responsive to the information required by this Item.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        There is hereby incorporated by reference the information which appears under the captions "Principal Accountant Fees and Services" and "Audit Committee Pre-Approval Policy" in the Company's definitive proxy statement for its 2009 Annual Meeting of Stockholders that is responsive to the information required by this Item.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Macerich Company
Santa Monica, California

        We have audited the accompanying consolidated balance sheets of The Macerich Company and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15(a) (3). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits. We did not audit the consolidated financial statements or the consolidated financial statement schedules of SDG Macerich Properties, L.P. (the "Partnership"), the Company's investment in which is reflected in the accompanying consolidated financial statements using the equity method of accounting. The Company's equity of $29,284,000 and $38,947,000 in the Partnership's net assets at December 31, 2008 and 2007, respectively, and $8,200,000, $7,324,000 and $11,197,000 in the Partnership's net income for the three years ended December 31, 2008 are included in the accompanying consolidated financial statements. These statements were audited by other auditors whose report had been furnished to us, and our opinion, insofar as it relates to the amounts included for the Partnership, is based solely on the report of the other auditors.

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

        In our opinion, based on our audits and the report of the other auditor, such consolidated financial statements present fairly, in all material respects, the financial position of The Macerich Company and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits and (as to the amounts included for the Partnership) the report of the other auditors, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting based on our audit.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Los Angeles, California

February 27, 2009

THE MACERICH COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	December 31,
	2008	2007
ASSETS:
Property, net	$6,371,319	$6,187,473
Cash and cash equivalents	66,529	85,273
Restricted cash	61,707	68,384
Marketable securities	27,943	29,043
Tenant and other receivables, net	118,374	137,498
Deferred charges and other assets, net	339,662	386,802
Loans to unconsolidated joint ventures	932	604
Due from affiliates	9,124	5,729
Investments in unconsolidated joint ventures	1,094,845	785,643
Assets held for sale	—	250,648

Total assets	$8,090,435	$7,937,097

LIABILITIES, MINORITY INTEREST, PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY:
Mortgage notes payable:
Related parties	$306,859	$225,848
Others	3,373,116	3,102,422

Total	3,679,975	3,328,270
Bank and other notes payable	2,295,294	2,434,688
Accounts payable and accrued expenses	114,502	97,086
Other accrued liabilities	289,146	289,660
Investments in unconsolidated joint ventures	80,915	—
Preferred dividends payable	243	6,356

Total liabilities	6,460,075	6,156,060

Minority interest	266,061	547,693

Commitments and contingencies
Series A cumulative convertible redeemable preferred stock, $.01 par value, 3,627,131 shares authorized, 0 and 3,067,131 shares
issued and outstanding at December 31, 2008 and 2007, respectively	—	83,495

Common stockholders' equity:
Common stock, $.01 par value, 145,000,000 shares authorized, 76,883,634 and 72,311,763 shares issued and outstanding at December 31, 2008 and 2007, respectively	769	723
Additional paid-in capital	1,660,825	1,367,566
Accumulated deficit	(243,870)	(193,932)
Accumulated other comprehensive loss	(53,425)	(24,508)

Total common stockholders' equity	1,364,299	1,149,849

Total liabilities, preferred stock and common stockholders' equity	$8,090,435	$7,937,097

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

	For The Years Ended December 31,
	2008	2007	2006
Revenues:
Minimum rents	$544,421	$475,749	$438,261
Percentage rents	19,092	26,104	23,876
Tenant recoveries	266,885	245,510	227,575
Management Companies	40,716	39,752	31,456
Other	30,376	27,199	28,451

Total revenues	901,490	814,314	749,619

Expenses:
Shopping center and operating expenses	287,077	256,730	233,669
Management Companies' operating expenses	77,072	73,761	56,673
REIT general and administrative expenses	16,520	16,600	13,532
Depreciation and amortization	277,827	212,509	196,760

	658,496	559,600	500,634

Interest expense:
Related parties	14,970	13,390	10,858
Other	266,386	236,737	249,847

	281,356	250,127	260,705
(Gain) loss on early extinguishment of debt	(95,265)	877	1,835

Total expenses	844,587	810,604	763,174
Minority interest in consolidated joint ventures	(1,736)	(2,301)	(1,860)
Equity in income of unconsolidated joint ventures	93,831	81,458	86,053
Income tax (provision) benefit	(1,126)	470	(33)
(Loss) gain on sale or write-down of assets	(31,819)	12,146	(84)

Income from continuing operations	116,053	95,483	70,521

Discontinued operations:
Gain (loss) on sale of assets	100,533	(2,409)	204,985
Income from discontinued operations	1,619	5,770	9,870

Total income from discontinued operations	102,152	3,361	214,855

Income before minority interest and preferred dividends	218,205	98,844	285,376
Less: minority interest in Operating Partnership	30,765	13,036	40,827

Net income	187,440	85,808	244,549
Less: preferred dividends	4,124	10,058	10,083
Less: adjustments of minority interest due to redemption value	—	2,046	17,062

Net income available to common stockholders	$183,316	$73,704	$217,404

Earnings per common share—basic:
Income from continuing operations	$1.29	$1.01	$0.72
Discontinued operations	1.18	0.02	2.35

Net income available to common stockholders	$2.47	$1.03	$3.07

Earnings per common share—diluted:
Income from continuing operations	$1.29	$1.01	$0.80
Discontinued operations	1.18	0.01	2.25

Net income available to common stockholders	$2.47	$1.02	$3.05

Weighted average number of common
shares outstanding:
Basic	74,319,000	71,768,000	70,826,000

Diluted	86,794,000	84,760,000	88,058,000

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

(Dollars in thousands, except per share data)

	Common Stock
					Accumulated Other Comprehensive (Loss) income		Total Common Stockholders' Equity
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit		Unamortized Restricted Stock
Balance January 1, 2006	59,941,552	$599	$808,713	$(114,257)	$87	$(15,464)	$679,678

Comprehensive income:
Net income	—	—	—	244,549	—	—	244,549
Reclassification of deferred losses	—	—	—	—	1,510	—	1,510
Interest rate swap/cap agreements	—	—	—	—	743	—	743

Total comprehensive income	—	—	—	244,549	2,253	—	246,802
Amortization of share and unit-based plans	415,787	4	15,406	—	—	—	15,410
Exercise of stock options	14,101	—	260	—	—	—	260
Employee stock purchases	3,365	—	203	—	—	—	203
Common stock offering, gross	10,952,381	110	761,081	—	—	—	761,191
Underwriting and offering costs	—	—	(14,706)	—	—	—	(14,706)
Adjustment of minority interest due to redemption value	—	—	(17,062)	—	—	—	(17,062)
Distributions paid ($2.75) per share	—	—	—	(197,266)	—	—	(197,266)
Preferred dividends	—	—	(10,083)	—	—	—	(10,083)
Conversion of Operating Partnership Units	240,722	3	9,916	—	—	—	9,919
Change in accounting principle due to adoption of SFAS No. 123(R)			(15,464)			15,464	—
Reclassification upon adoption of SFAS No. 123(R)	—	—	6,000	—	—	—	6,000
Adjustment to reflect minority interest on a pro rata basis for period end ownership percentage of Operating Partnership Units	—	—	(101,214)	—	—	—	(101,214)

Balance December 31, 2006	71,567,908	716	1,443,050	(66,974)	2,340	—	1,379,132

Comprehensive income:
Net income	—	—	—	85,808	—	—	85,808
Reclassification of deferred losses	—	—	—	—	967	—	967
Interest rate swap/cap agreements	—	—	—	—	(27,815)	—	(27,815)

Total comprehensive income (loss)	—	—	—	85,808	(26,848)	—	58,960
Amortization of share and unit-based plans	215,132	2	21,407	—	—	—	21,409
Exercise of stock options	23,500	—	672	—	—	—	672
Employee stock purchases	13,184	—	881	—	—	—	881
Adjustment of minority interest due to redemption value	—	—	(2,046)	—	—	—	(2,046)
Distributions paid ($2.93) per share	—	—	—	(211,192)	—	—	(211,192)
Preferred dividends	—	—	(10,058)	—	—	—	(10,058)
Conversion of partnership units and Class A non-participating convertible preferred units to common shares	739,039	7	20,757	—	—	—	20,764
Repurchase of common shares	(807,000)	(8)	(74,962)	—	—	—	(74,970)
Conversion of preferred shares to common shares	560,000	6	15,433	—	—	—	15,439
Purchase of capped calls on convertible senior notes	—	—	(59,850)	—	—	—	(59,850)
Change in accounting principle due to adoption of FIN 48	—	—	—	(1,574)	—	—	(1,574)
Adjustment to reflect minority interest on a pro rata basis for period end ownership percentage of Operating Partnership Units	—	—	12,282	—	—	—	12,282

Balance December 31, 2007	72,311,763	723	1,367,566	(193,932)	(24,508)	—	1,149,849

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY (Continued)

(Dollars in thousands, except per share data)

	Common Stock
					Accumulated Other Comprehensive (Loss) income		Total Common Stockholders' Equity
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit		Unamortized Restricted Stock
Comprehensive income:
Net income	—	—	—	187,440	—	—	187,440
Reclassification of deferred losses	—	—	—	—	285	—	285
Interest rate swap/cap agreements	—	—	—	—	(29,202)	—	(29,202)

Total comprehensive income (loss)	—	—	—	187,440	(28,917)	—	158,523
Amortization of share and unit-based plans	193,744	2	21,872	—	—	—	21,874
Exercise of stock options	362,888	4	8,568	—	—	—	8,572
Employee stock purchases	27,829	—	712	—	—	—	712
Distributions paid ($3.20) per share	—	—	—	(237,378)	—	—	(237,378)
Preferred dividends	—	—	(4,124)	—	—	—	(4,124)
Conversion of partnership units and Class A non-participating convertible preferred units	920,279	9	26,831	—	—	—	26,840
Conversion of preferred shares to common shares	3,067,131	31	83,464	—	—	—	83,495
Reversal of adjustments to minority interest for the reduction in value of the Rochester Properties	—	—	172,805	—	—	—	172,805
Adjustment to reflect minority interest on a pro rata basis for period end ownership percentage of Operating Partnership Units	—	—	(16,869)	—	—	—	(16,869)

Balance December 31, 2008	76,883,634	$769	$1,660,825	$(243,870)	$(53,425)	$—	$1,364,299

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For The Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income available to common stockholders	$183,316	$73,704	$217,404
Preferred dividends	4,124	10,058	10,083
Adjustment of minority interest due to redemption value	—	2,046	17,062

Net income	187,440	85,808	244,549
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on early extinguishment of debt	(95,265)	877	1,835
Loss (gain) on sale or write-down of assets	31,819	(12,146)	84
(Gain) loss on sale of assets of discontinued operations	(100,533)	2,409	(204,985)
Depreciation and amortization	287,917	238,645	232,220
Amortization of net premium on mortgage and bank and other notes payable	(8,873)	(9,883)	(11,835)
Amortization of share and unit-based plans	11,650	12,344	9,607
Minority interest in Operating Partnership	30,765	13,036	40,827
Minority interest in consolidated joint ventures	1,736	18,557	18,354
Equity in income of unconsolidated joint ventures	(93,831)	(81,458)	(86,053)
Distributions of income from unconsolidated joint ventures	24,096	4,118	4,106
Changes in assets and liabilities, net of acquisitions and dispositions:
Tenant and other receivables, net	28,786	(20,001)	(22,319)
Other assets	(22,603)	(33,375)	8,303
Accounts payable and accrued expenses	15,766	23,959	(14,000)
Due from affiliates	(3,395)	(1,477)	(24)
Other accrued liabilities	(43,528)	84,657	(8,819)

Net cash provided by operating activities	251,947	326,070	211,850

Cash flows from investing activities:
Acquisitions of property, development, redevelopment and property improvements	(535,263)	(1,043,800)	(822,903)
Redemption of Rochester Properties	(18,794)	—	—
Payment of acquisition deposits	—	(51,943)	—
Issuance of note receivable	—	—	(10,000)
Purchase of marketable securities	—	—	(30,307)
Maturities of marketable securities	1,436	1,322	444
Deferred leasing costs	(38,095)	(34,753)	(29,688)
Distributions from unconsolidated joint ventures	141,773	274,303	187,269
Contributions to unconsolidated joint ventures	(161,070)	(38,769)	(31,499)
Repayments of loans to unconsolidated joint ventures	(328)	104	707
Proceeds from sale of assets	47,163	30,261	610,578
Restricted cash	4,222	(2,008)	(1,337)

Net cash used in investing activities	(558,956)	(865,283)	(126,736)

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	For The Years Ended December 31,
	2008	2007	2006
Cash flows from financing activities:
Proceeds from mortgages and bank and other notes payable	1,732,940	2,296,530	1,912,179
Payments on mortgages and bank and other notes payable	(1,051,292)	(1,535,017)	(2,329,827)
Repurchase of convertible senior notes	(105,898)	—	—
Deferred financing costs	(11,898)	(2,482)	(6,886)
Purchase of Capped Calls	—	(59,850)	—
Repurchase of common stock	—	(74,970)	—
Proceeds from share and unit-based plans	9,284	1,553	463
Net proceeds from stock offering	—	—	746,805
Dividends and distributions	(274,634)	(245,991)	(269,419)
Dividends to preferred stockholders / preferred unit holders	(10,237)	(24,722)	(24,107)

Net cash provided by financing activities	288,265	355,051	29,208

Net (decrease) increase in cash	(18,744)	(184,162)	114,322
Cash and cash equivalents, beginning of year	85,273	269,435	155,113

Cash and cash equivalents, end of year	$66,529	$85,273	$269,435

Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$263,199	$280,820	$282,987

Non-cash transactions:
Acquisition of minority interest in Non-Rochester Properties in exchange for interest in Rochester Properties	$205,520	$—	$—

Deposits contributed to unconsolidated joint ventures and the purchase of properties	$50,103	$—	$—

Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$64,473	$54,308	$25,754

Acquisition of property by assumption of mortgage notes payable	$15,745	$4,300	$—

Accrued preferred dividend payable	$243	$6,356	$6,199

Conversion of Series A cumulative convertible preferred stock to common stock	$83,495	$—	$—

Accrued distribution from unconsolidated joint ventures	$8,684	$—	$—

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

        The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of December 31, 2008, the Company was the sole general partner of and held an 87% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The interests in the Operating Partnership are known as OP Units. OP Units not held by the Company are redeemable, subject to certain restrictions, on a one-for-one basis for the Company's common stock or cash at the Company's option.

        The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. The 13% limited partnership interest of the Operating Partnership not owned by the Company is reflected in these consolidated financial statements as minority interest.

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

2. Summary of Significant Accounting Policies: (Continued)

  Tenant and Other Receivables, net:

        Included in tenant and other receivables, net is an allowance for doubtful accounts of $3,754 and $2,417 at December 31, 2008 and 2007, respectively. Also included in tenant and other receivables, net are accrued percentage rents of $6,546 and $10,067 at December 31, 2008 and 2007, respectively.

        Included in tenant and other receivables, net are the following notes receivable:

        On March 31, 2006, the Company received a note receivable that is secured by a deed of trust, bears interest at 5.5% and matures on March 31, 2031. At December 31, 2008 and 2007, the note had a balance of $9,450 and $9,661, respectively.

        On January 1, 2008, as part of the Rochester Redemption (See Note 13—Discontinued Operations), the Company received an unsecured note receivable that bears interest at 9.0% and matures on June 30, 2011. The balance on the note at December 31, 2008 was $11,763.

  Revenues:

        Minimum rental revenues are recognized on a straight-line basis over the term of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight-line rent adjustment." Rental income was increased by $5,702, $6,894 and $4,653 due to the straight-line rent adjustment during the years ended December 31, 2008, 2007 and 2006, respectively. Percentage rents are recognized and accrued when tenants' specified sales targets have been met.

        Estimated recoveries from certain tenants for their pro rata share of real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred. Other tenants pay a fixed rate and these tenant recoveries are recognized into revenue on a straight-line basis over the term of the related leases.

        The Management Companies provide property management, leasing, corporate, development, redevelopment and acquisition services to affiliated and non-affiliated shopping centers. In consideration for these services, the Management Companies receives monthly management fees generally ranging from 1.5% to 6% of the gross monthly rental revenue of the properties managed.

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

  Accounting for the Impairment or Disposal of Long-Lived Assets:

        The Company assesses whether there has been impairment in the value of its long-lived assets by considering expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenants' ability to perform their duties and pay rent under the terms of the leases. The determination of recoverability is made based upon the estimated undiscounted future net cash flows, excluding interest expense. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flows analysis, with the carrying value of the related assets. Long-lived assets classified as held for sale are measured at the lower of the carrying amount or fair value less cost to sell. In addition, the Company evaluates impairment for its joint venture investments using a discounted cash flow analysis in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."

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

  Concentration of Risk:

        The Company maintains its cash accounts in a number of commercial banks. Accounts at these banks are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $250. At various times during the year, the Company had deposits in excess of the FDIC insurance limit.

        No Center or tenant generated more than 10% of total revenues during 2008, 2007 or 2006.

        Gap, Inc. represented 2.4%, Mervyn's represented 3.3% and Limited Brands, Inc. represented 3.5% of the minimum rents for the years ended December 31, 2008, 2007 and 2006, respectively. No other retailer represented more than 2.3%, 2.7% and 2.9% of the minimum rents during the years ended December 31, 2008, 2007 and 2006, respectively.

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

  Recent Accounting Pronouncements:

        Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments—An Amendment of FASB Statements No. 133 and 140." This statement amended SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement also established a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. The adoption of SFAS No. 155 on January 1, 2007 did not have a material impact on the Company's consolidated results of operations or financial condition.

        In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This interpretation prescribes a

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

2. Summary of Significant Accounting Policies: (Continued)

recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of previously recognized income tax benefits, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 on January 1, 2007. See Note 19—Income Taxes for the impact of the adoption of FIN 48 on the Company's results of operations and financial condition.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position SFAS 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP SFAS 157-1") and FSP SFAS 157-2, "Effective Date of SFAS No. 157" ("FSP SFAS 157-2"). FSP SFAS 157-1 amends SFAS 157 to exclude from the scope of SFAS 157 certain leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, "Accounting for Leases." The adoption of FSP SFAS 157-1, effective January 1, 2008, did not have a material impact on the Company's consolidated financial statements. FSP SFAS 157-2 amends SFAS No. 157 to defer the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. The Company adopted FSP SFAS 157-2 effective January 1, 2008. In addition, in October 2008, the FASB issued FASB Staff Position SFAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP SFAS 157-3"). FSP SFAS 157-3 clarifies the application of SFAS 157 to financial instruments in an inactive market. FSP SFAS 157-3 did not have a material impact on the Company's consolidated financial statements.

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

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. SFAS No. 141(R) requires an acquiring entity to recognize acquired assets and assumed liabilities in a transaction at fair value as of the acquisition date and changes the accounting treatment for certain items, including acquisition costs, which will be required to be expensed as incurred. SFAS No. 160 requires that noncontrolling interests be presented as a component of consolidated stockholders' equity and eliminates "minority interest accounting" such that the amount of net income attributable to the noncontrolling interests will be presented as part of consolidated net income on the consolidated statements of operations. SFAS No. 141(R) and SFAS No. 160 require concurrent adoption and are to be applied prospectively for the first annual reporting period beginning on or after December 15, 2008. Early adoption of either standard is prohibited. The Company believes that these statements will not have a material impact on its consolidated results of operations or cash flows. However, the Company

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

2. Summary of Significant Accounting Policies: (Continued)

is currently evaluating whether the adoption of SFAS No. 160 could have a material impact on the consolidated balance sheets and consolidated statements of stockholders' equity.

        In May 2008, the FASB issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled Upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1"). This new standard requires the initial proceeds from convertible debt that may be settled in cash to be bifurcated between a liability component and an equity component. The objective of the guidance is to require the liability and equity components of convertible debt to be separately accounted for in a manner such that the interest expense recorded on the convertible debt would not equal the contractual rate of interest on the convertible debt, but instead would be recorded at a rate that would reflect the issuer's conventional non-convertible debt borrowing rate at the date of issuance. This is accomplished through the creation of a discount on the debt that would be accreted using the effective interest method as additional non-cash interest expense over the period the debt is expected to remain outstanding. The Company is required to adopt FSP APB 14-1 on January 1, 2009. This FSP will be applied retrospectively to all periods presented. The Company currently expects that FSP APB 14-1 will have a material impact on the accounting for the convertible senior notes ("Senior Notes") and the Company's consolidated balance sheets and results of operations.

        In June 2008, the FASB issued Staff Position EITF No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." FSP EITF No. 03-6-1 will be applied retrospectively to all the periods presented for the fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adoption of FSP EITF No. 03-6-1 on its results of operations and financial condition.

        In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock. Paragraph 11(a) of SFAS No. 133, Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF Issue No. 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. EITF Issue No. 07-5 will be effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited. Management is currently evaluating whether the adoption of EITF Issue No. 07-5 will have an impact on the accounting for the Senior Notes and related capped call option transactions. In the event that management determines that the adoption of EITF Issue No. 07-05 impacts the accounting for the Senior Notes, management's current conclusion regarding the impact of FSP APB-14-1 could change.

3. Earnings per Share ("EPS"):

        The computation of basic earnings per share is based on net income available to common stockholders and the weighted average number of common shares outstanding for the years ended December 31, 2008, 2007 and 2006. The computation of diluted earnings per share includes the dilutive effect of share and unit-based compensation plans and convertible senior notes calculated using the treasury stock method and the dilutive effect of all other dilutive securities calculated using the "if

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

3. Earnings per Share ("EPS"): (Continued)

converted" method. The OP Units and MACWH, LP common units not held by the Company have been included in the diluted EPS calculation since they may be redeemed on a one-for-one basis for common stock or cash, at the Company's option.

        The following table reconciles the basic and diluted earnings per share calculation for the years ended December 31:

	2008			2007			2006
	Net Income	Shares	Per Share	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Net income	$187,440			$85,808			$244,549
Less: preferred dividends	4,124			10,058			10,083
Less: adjustments of minority interest due to redemption value	—			2,046			17,062

Basic EPS:
Net income available to common stockholders	183,316	74,319	$2.47	73,704	71,768	$1.03	217,404	70,826	$3.07
Diluted EPS:(1)
Conversion of partnership
units	30,765	12,475		13,036	12,699		40,827	13,312
Share and unit-based plans	—	—		—	293		—	293
Convertible preferred stock(2)	—	—		—	—		10,083	3,627

Net income available to common stockholders	$214,081	86,794	$2.47	$86,740	84,760	$1.02	$268,314	88,058	$3.05

(1)
The convertible senior notes (See Note 10—Bank and Other Notes Payable) are excluded from diluted EPS for 2008 and 2007 as their effect would be antidilutive to net income available to common stockholders.

(2)
The convertible preferred stock (See Note 22—Cumulative Convertible Redeemable Preferred Stock) was convertible on a one-for-one basis for common stock. The convertible preferred stock was dilutive to net income in 2006 and antidilutive to net income for 2008 and 2007. The amount of preferred stock excluded from diluted EPS was 1,447,131 and 3,512,131 shares for the years ended December 31, 2008 and 2007, respectively.

        The minority interest of the Operating Partnership as reflected in the Company's consolidated statements of operations has been allocated for EPS calculations as follows for the years ended December 31:

	2008	2007	2006
Income before discontinued operations	$16,085	$12,838	$9,556
Discontinued operations:
Gain (loss) on sale of assets	14,447	(362)	32,408
Income (loss) from discontinued operations	233	560	(1,137)

Total minority interest in Operating Partnership	$30,765	$13,036	$40,827

        The Company had an 87%, 85% and 84% ownership interest in the Operating Partnership as of December 31, 2008, 2007 and 2006, respectively. The remaining 13%, 15% and 16% limited partnership interest as of December 31, 2008, 2007 and 2006, respectively, was owned by certain of the Company's executive officers and directors, certain of their affiliates, and other outside investors in the form of OP Units. The OP Units may be redeemed on a one-for-one basis for common shares or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing quoted price per share of the Company's common stock, par value $.01 per share, as reported on the New York Stock Exchange for the ten trading days ending on the respective balance sheet date. Accordingly, as of December 31, 2008 and 2007, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $227,091 and $904,150, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

4. Investments in Unconsolidated Joint Ventures:

        The following are the Company's investments in various joint ventures or properties jointly owned with third parties. The Operating Partnership's interest in each joint venture as of December 31, 2008 is as follows:

Joint Venture	Operating Partnership's Ownership %(1)
Biltmore Shopping Center Partners LLC	50.0%
Camelback Colonnade SPE LLC	75.0%
Chandler Festival SPE LLC	50.0%
Chandler Gateway SPE LLC	50.0%
Chandler Village Center, LLC	50.0%
Coolidge Holding LLC	37.5%
Corte Madera Village, LLC	50.1%
Desert Sky Mall—Tenants in Common	50.0%
East Mesa Land, L.L.C.	50.0%
East Mesa Mall, L.L.C.—Superstition Springs Center	33.3%
Jaren Associates #4	12.5%
Kierland Tower Lofts, LLC	15.0%
Macerich Northwestern Associates	50.0%
Macerich SanTan Phase 2 SPE LLC—SanTan Village Power Center	34.9%
MetroRising AMS Holding LLC	15.0%
New River Associates—Arrowhead Towne Center	33.3%
North Bridge Chicago LLC	50.0%
NorthPark Land Partners, LP	50.0%
NorthPark Partners, LP	50.0%
One Scottsdale Investors LLC	50.0%
Pacific Premier Retail Trust	51.0%
PHXAZ/Kierland Commons, L.L.C.	24.5%
Propcor Associates	25.0%
Propcor II Associates, LLC—Boulevard Shops	50.0%
Scottsdale Fashion Square Partnership	50.0%
SDG Macerich Properties, L.P.	50.0%
The Market at Estrella Falls LLC	35.1%
Tysons Corner Holdings LLC	50.0%
Tysons Corner LLC	50.0%
Tysons Corner Property Holdings II LLC	50.0%
Tysons Corner Property Holdings LLC	50.0%
Tysons Corner Property LLC	50.0%
WM Inland, L.L.C.	50.0%
West Acres Development, LLP	19.0%
Westcor/Gilbert, L.L.C.	50.0%
Westcor/Goodyear, L.L.C.	50.0%
Westcor/Queen Creek Commercial LLC	37.8%
Westcor/Queen Creek LLC	37.7%
Westcor/Queen Creek Medical LLC	37.7%
Westcor/Queen Creek Residential LLC	37.6%
Westcor/Surprise Auto Park LLC	33.3%
Westpen Associates	50.0%
WM Ridgmar, L.P.	50.0%
Wilshire Building—Tenants in Common	30.0%

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

        The Company has acquired the following investments in unconsolidated joint ventures during the years ended December 31, 2008, 2007 and 2006:

        On September 5, 2007, the Company purchased the remaining 50% outside ownership interest in Hilton Village, a 96,985 square foot specialty center in Scottsdale, Arizona. The total purchase price of $13,500 was funded by cash, borrowings under the Company's line of credit and the assumption of a mortgage note payable. The Center was previously accounted for under the equity method as an investment in unconsolidated joint ventures.

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

        On December 19, 2008, the Company sold a fee and/or ground leasehold interest in three freestanding Mervyn's department stores to Pacific Premier Retail Trust, one of the Company's joint ventures, for $43,405, resulting in a gain on sale of assets of $1,511. The Company's pro rata share of the proceeds were used to pay down the Company's line of credit. See Mervyn's in Note 13—Discontinued Operations.

        Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures as of December 31:

	2008	2007
Assets(1):
Properties, net	$4,706,823	$4,005,389
Other assets	531,976	439,464

Total assets	$5,238,799	$4,444,853

Liabilities and partners' capital(1):
Mortgage notes payable(2)	$4,244,270	$3,865,593
Other liabilities	215,975	160,115
The Company's capital	434,504	260,112
Outside partners' capital	344,050	159,033

Total liabilities and partners' capital	$5,238,799	$4,444,853

Investments in Unconsolidated Joint Ventures:

The Company's capital	$434,504	$260,112
Basis adjustment(3)	579,426	525,531

Investments in unconsolidated joint ventures	$1,013,930	$785,643

Asset—Investments in unconsolidated joint ventures	$1,094,845	$785,643
Liability—Investments in unconsolidated joint ventures	(80,915)	—

	$1,013,930	$785,643

    (1)
    These amounts include the assets and liabilities of the following joint ventures as of December 31, 2008 and 2007:

	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Tysons Corner LLC
As of December 31, 2008:
Total Assets	$882,117	$1,148,831	$328,064
Total Liabilities	$823,550	$976,506	$333,307
As of December 31, 2007:
Total Assets	$904,186	$1,026,973	$333,966
Total Liabilities	$826,291	$842,816	$340,785
    (2)
    Certain joint ventures have debt that could become recourse debt to the Company should the joint venture be unable to discharge the obligations of the related debt. As of December 31, 2008 and 2007, a total of $16,898 and $8,655 could become recourse debt to the Company, respectively.

    (3)
    This represents the difference between the cost of an investment and the book value of the underlying equity of the joint venture. The Company is amortizing this difference into income on a straight-line basis, consistent with the lives of the underlying assets (See Note 2—Summary of Significant Accounting Policies). The amortization of this difference was $8,818, $7,085 and $6,685 for the years ended December 31, 2008, 2007 and 2006, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Tysons Corner LLC	Other Joint Ventures	Total
Year Ended December 31, 2008
Revenues:
Minimum rents	$96,413	$130,780	$60,318	$281,577	$569,088
Percentage rents	4,877	5,177	2,246	18,606	30,906
Tenant recoveries	52,736	50,690	36,818	135,142	275,386
Other	3,656	4,706	2,168	42,564	53,094

Total revenues	157,682	191,353	101,550	477,889	928,474

Expenses:
Shopping center and operating expenses	63,982	54,092	30,714	167,918	316,706
Interest expense	46,778	45,995	16,385	118,680	227,838
Depreciation and amortization	31,129	32,627	17,875	101,817	183,448

Total operating expenses	141,889	132,714	64,974	388,415	727,992

Gain on sale or write-down of assets	606	—	—	17,380	17,986

Net income	$16,399	$58,639	$36,576	$106,854	$218,468

Company's equity in net income	$8,200	$29,471	$18,288	$37,872	$93,831

Year Ended December 31, 2007
Revenues:
Minimum rents	$97,626	$125,558	$64,182	$238,350	$525,716
Percentage rents	5,614	7,409	2,170	19,907	35,100
Tenant recoveries	52,786	50,435	31,237	116,692	251,150
Other	2,955	4,237	2,115	22,871	32,178

Total revenues	158,981	187,639	99,704	397,820	844,144

Expenses:
Shopping center and operating expenses	63,985	52,766	25,883	135,123	277,757
Interest expense	46,598	49,524	16,682	108,006	220,810
Depreciation and amortization	29,730	30,970	20,547	88,374	169,621

Total operating expenses	140,313	133,260	63,112	331,503	668,188

(Loss) gain on sale of assets	(4,020)	—	—	6,959	2,939

Net income	$14,648	$54,379	$36,592	$73,276	$178,895

Company's equity in net income	$7,324	$27,868	$18,296	$27,970	$81,458

Year Ended December 31, 2006
Revenues:
Minimum rents	$97,843	$124,103	$59,580	$225,000	$506,526
Percentage rents	4,855	7,611	2,107	21,850	36,423
Tenant recoveries	51,480	48,739	28,513	107,288	236,020
Other	3,437	4,166	2,051	22,876	32,530

Total revenues	157,615	184,619	92,251	377,014	811,499

Expenses:
Shopping center and operating expenses	62,770	51,441	25,557	128,498	268,266
Interest expense	44,393	50,981	16,995	90,064	202,433
Depreciation and amortization	28,058	29,554	20,478	78,071	156,161

Total operating expenses	135,221	131,976	63,030	296,633	626,860

Gain on sale of assets	—	—	—	1,742	1,742

Net income	$22,394	$52,643	$29,221	$82,123	$186,381

Company's equity in net income	$11,197	$26,802	$14,610	$33,444	$86,053

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

4. Investments in Unconsolidated Joint Ventures: (Continued)

        Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company. Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life ("NML") of $211,098 and $125,984 as of December 31, 2008 and 2007, respectively. NML is considered a related party because they are a joint venture partner with the Company in Macerich Northwestern Associates. Interest expense incurred on these borrowings amounted to $10,432, $8,678 and $9,082 for the years ended December 31, 2008, 2007 and 2006, respectively.

5. Derivative Instruments and Hedging Activities:

        The Company recognizes all derivatives in the consolidated financial statements and measures the derivatives at fair value. The Company uses derivative financial instruments in the normal course of business to manage or reduce its exposure to adverse fluctuations in interest rates. The Company designs its hedges to be effective in reducing the risk exposure that they are designated to hedge. Any instrument that meets the cash flow hedging criteria in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is formally designated as a cash flow hedge at the inception of the derivative contract. On an ongoing quarterly basis, the Company adjusts its balance sheet to reflect the current fair value of its derivatives. To the extent they are effective, changes in fair value of derivatives are recorded in comprehensive income. Ineffective portions, if any, are included in net income. No ineffectiveness was recorded in net income during the years ended December 31, 2008, 2007 or 2006. If any derivative instrument used for risk management does not meet the hedging criteria, it is marked-to-market each period in the consolidated statements of operations. As of December 31, 2008, four of the Company's derivative instruments were not designated as cash flow hedges. Changes in the market value of these derivative instruments are recorded in the consolidated statements of operations.

        As of December 31, 2008 and 2007, the Company had $0 and $286, respectively, reflected in other comprehensive income related to treasury rate locks settled in prior years. The Company reclassified $285, $967 and $1,510 for the years ended December 31, 2008, 2007 and 2006, respectively, related to treasury rate lock transactions settled in prior years from accumulated other comprehensive income to earnings.

        Interest rate swap and cap agreements are purchased by the Company from third parties to manage the risk of interest rate changes on some of the Company's floating rate debt. Payments received as a result of these agreements are recorded as a reduction of interest expense. The fair value of the instrument is included in deferred charges and other assets if the fair value is an asset or in other accrued liabilities if the fair value is a deficit. The Company recorded other comprehensive (loss) income of ($29,202), ($27,815) and $743 related to the marking-to-market of interest rate swap and cap agreements for the years ended December 31, 2008, 2007 and 2006, respectively. The amount expected to be reclassified to interest expense in the next 12 months is immaterial.

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

        Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

        The following table presents the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2008
Assets
Derivative Instruments	$—	$2	$—	$2
Liabilities
Derivative Instruments	$—	$56,434	$—	$56,434

6. Property:

        Property at December 31, 2008 and 2007 consists of the following:

	2008	2007
Land	$1,135,013	$1,146,096
Building improvements	5,190,049	5,121,442
Tenant improvements	327,877	285,395
Equipment and furnishings	101,991	83,199
Construction in progress	600,773	442,670

	7,355,703	7,078,802
Less accumulated depreciation	(984,384)	(891,329)

	$6,371,319	$6,187,473

        The above schedule also includes the properties purchased in connection with the acquisition of Valley River Center, Federated stores, Deptford Mall, Hilton Village and Mervyn's and Boscov's freestanding stores (See Note 12—Acquisitions).

        Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $192,511, $162,798 and $141,841, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

6. Property: (Continued)

        The Company recognized a (loss) gain on the sale or write-down of property of ($33,206), $3,365 and ($600) during the years ended December 31, 2008, 2007 and 2006, respectively. In addition, the Company recognized a gain on the sale of land of $1,387, $8,781 and $516 during the years ended December 31, 2008, 2007 and 2006, respectively.

        The loss on the sale or write-down of property of $33,206 for the year ended December 31, 2008 consists of the following:

        In September 2008, the Company changed its plans to sell the 29 Mervyn's stores located at shopping centers not owned or managed by the Company and therefore the results of these stores have been reclassified in the Company's consolidated statements of operations to continuing operations for all periods presented (See Note 13—Discontinued Operations). The Company's decision was based on current conditions in the credit market and an expectation that a better return could be obtained by holding and operating the assets. As a result of this change, the Company was required to revalue the assets related to the stores at the lower of their i) carrying amount before the assets were classified as held for sale, adjusted for depreciation that would have otherwise been recognized had the assets been continuously classified as held and used, or ii) the fair value of the assets at the date subsequent to the decision not to sell. Accordingly, the Company recorded a loss of $5,347 in (loss) gain on sale or write-down of assets.

        In December 2008, the Company wrote off $8,613 of development costs on development projects the Company has determined it will not pursue. In addition, the Company recorded a $19,237 impairment charge to reduce the carrying value of land held for development.

7. Marketable Securities:

        Marketable Securities at December 31, 2008 and 2007 consists of the following:

	2008	2007
Government debt securities, at par value	$29,108	$30,544
Less discount	(1,165)	(1,501)

	27,943	29,043
Unrealized gain	4,347	2,183

Fair value	$32,290	$31,226

        Future contractual maturities of marketable securities at December 31, 2008 are as follows:

1 year or less	$1,283
2 to 5 years	4,056
6 to 10 years	23,769

$29,108

        The proceeds from maturities and interest receipts from the marketable securities are restricted to the service of the $27,038 note on which the Company remains obligated following the sale of Greeley Mall in July 2006 (See Note 10—Bank and Other Notes Payable).

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

8. Deferred Charges And Other Assets, net:

        Deferred charges and other assets, net at December 31, 2008 and 2007 consist of the following:

	2008	2007
Leasing	$139,374	$139,343
Financing	54,256	47,406
Intangible assets resulting from SFAS No. 141 allocations(1):
In-place lease values	175,428	201,863
Leasing commissions and legal costs	57,832	35,728

	426,890	424,340
Less accumulated amortization(2)	(181,579)	(175,353)

	245,311	248,987
Other assets, net	94,351	137,815

	$339,662	$386,802

    (1)
    The estimated amortization of these intangibles for the next five years and thereafter is as follows:

Year ending December 31,
2009	$16,692
2010	14,259
2011	12,049
2012	10,368
2013	9,085
Thereafter	66,207

$128,660

    (2)
    Accumulated amortization includes $104,600 and $101,951 relating to intangibles resulting from SFAS No. 141 allocations at December 31, 2008 and 2007, respectively. Amortization expense for SFAS No. 141 allocations was $65,119, $35,087 and $42,156 for the years ended December 31, 2008, 2007 and 2006, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

8. Deferred Charges And Other Assets, net: (Continued)

        The allocated values of above market leases included in deferred charges and other assets, net and below market leases included in other accrued liabilities, related to SFAS No. 141, at December 31, 2008 and 2007 consist of the following:

	2008	2007
Above Market Leases
Original allocated value	$71,808	$65,752
Less accumulated amortization	(49,014)	(38,530)

	$22,794	$27,222

Below Market Leases
Original allocated value	$185,976	$156,667
Less accumulated amortization	(108,197)	(93,090)

	$77,779	$63,577

        The allocated values of above and below market leases will be amortized into minimum rents on a straight-line basis over the individual remaining lease terms. The estimated amortization of these values for the next five years and subsequent years is as follows:

Year ending December 31,	Above Market	Below Market
2009	$4,670	$12,469
2010	3,578	10,981
2011	2,660	8,779
2012	1,601	7,172
2013	1,369	5,759
Thereafter	8,916	32,619

	$22,794	$77,779

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

9. Mortgage Notes Payable:

        Mortgage notes payable at December 31, 2008 and 2007 consist of the following:

	Carrying Amount of Mortgage Notes(a)
	2008		2007
					Interest Rate	Monthly Payment (b)	Maturity Date
Property Pledged as Collateral	Other	Related Party	Other	Related Party
Capitola Mall	$—	$37,497	$—	$39,310	7.13%	$380	2011
Cactus Power Center(c)	654	—	—	—	3.23%	2	2011
Carmel Plaza	25,805	—	26,253	—	8.18%	202	2009
Chandler Fashion Center	166,500		169,789	—	5.50%	435	2012
Chesterfield Towne Center(d)	54,111	—	55,702	—	9.07%	548	2024
Danbury Fair Mall	169,889	—	176,457	—	4.64%	1,225	2011
Deptford Mall	172,500	—	172,500	—	5.41%	778	2013
Deptford Mall(e)	15,642	—	—	—	6.46%	101	2016
Eastview Commons(f)	—	—	8,814	—	—	—	—
Eastview Mall(f)	—	—	101,007	—	—	—	—
Fiesta Mall	84,000	—	84,000	—	4.98%	341	2015
Flagstaff Mall	37,000	—	37,000	—	5.03%	153	2015
FlatIron Crossing	184,248	—	187,736	—	5.26%	1,102	2013
Freehold Raceway Mall	171,726	—	177,686	—	4.68%	1,184	2011
Fresno Fashion Fair(g)	84,706	84,705	63,590	—	6.76%	1,104	2015
Great Northern Mall	39,591	—	40,285	—	5.11%	234	2013
Greece Ridge Center(f)	—	—	72,000	—	—	—	—
Hilton Village	8,547	—	8,530	—	5.27%	37	2012
La Cumbre Plaza(h)	30,000	—	30,000	—	2.58%	52	2009
Marketplace Mall(f)	—	—	39,345	—	—	—	—
Northridge Mall	79,657	—	81,121	—	4.94%	453	2009
Oaks, The(i)	165,000	—	—	—	3.48%	438	2011
Oaks, The(j)	65,525	—	—	—	4.24%	193	2011
Pacific View	87,382	—	88,857		7.20%	602	2011
Panorama Mall(k)	50,000	—	50,000	—	1.62%	59	2010
Paradise Valley Mall	20,259	—	21,231	—	5.89%	183	2009
Pittsford Plaza(f)	—	—	24,596	—	—	—	—
Pittsford Plaza(f)	—	—	9,148	—	—	—	—
Prescott Gateway	60,000	—	60,000	—	5.86%	289	2011
Promenade at Casa Grande(l)	97,209	—	79,964	—	3.35%	267	2009
Queens Center(m)	88,913	—	90,519	—	7.11%	633	2009
Queens Center	106,657	106,657	108,539	108,538	7.00%	1,591	2013
Rimrock Mall	42,155	—	42,828	—	7.56%	320	2011
Salisbury, Center at	115,000	—	115,000	—	5.83%	555	2016
Santa Monica Place	77,888	—	79,014	—	7.79%	606	2010
SanTan Village Regional Center(n)	126,573	—	—	—	3.91%	363	2011
Shoppingtown Mall	43,040	—	44,645	—	5.01%	319	2011
South Plains Mall	57,721	—	58,732	—	8.29%	454	2029
South Towne Center(o)	89,915	—	64,000	—	6.75%	554	2015
Towne Mall	14,366	—	14,838	—	4.99%	100	2012
Tucson La Encantada	—	78,000	—	78,000	5.84%	364	2012
Twenty Ninth Street(p)	115,000	—	110,558	—	2.20%	192	2009
Valley River Center	120,000	—	120,000	—	5.60%	558	2016
Valley View Center	125,000	—	125,000	—	5.81%	596	2011
Victor Valley, Mall of(q)	100,000	—	51,211	—	3.74%	290	2011

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

9. Mortgage Notes Payable: (Continued)

	Carrying Amount of Mortgage Notes(a)
	2008		2007
					Interest Rate	Monthly Payment (b)	Maturity Date
Property Pledged as Collateral	Other	Related Party	Other	Related Party
Village Fair North(r)	—	—	10,880	—	—	—	—
Vintage Faire Mall	63,329	—	64,386	—	7.91%	508	2010
Westside Pavilion(s)	175,000	—	92,037	—	4.07%	500	2011
Wilton Mall	42,608	—	44,624	—	4.79%	349	2009

	$3,373,116	$306,859	$3,102,422	$225,848

(a)
The mortgage notes payable balances include the unamortized debt premiums (discounts). Debt premiums (discounts) represent the excess (deficiency) of the fair value of debt over (under) the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The interest rate disclosed represents the effective interest rate, including the debt premium (discounts) and deferred finance cost.

        Debt premiums (discounts) as of December 31, 2008 and 2007 consist of the following:

Property Pledged as Collateral	2008	2007
Danbury Fair Mall	$9,166	$13,405
Deptford Mall	(41)	—
Eastview Commons	—	573
Eastview Mall	—	1,736
Freehold Raceway Mall	8,940	12,373
Great Northern Mall	(137)	(164)
Hilton Village	(53)	(70)
Marketplace Mall	—	1,650
Paradise Valley Mall	99	392
Pittsford Plaza	—	857
Shoppingtown Mall	2,648	3,731
Towne Mall	371	464
Victor Valley, Mall of	—	54
Village Fair North	—	49
Wilton Mall	1,263	2,729

	$22,256	$37,779

(b)
This represents the monthly payment of principal and interest.

(c)
On March 14, 2008, the Company placed a construction loan on the property that provides for total borrowings of up to $101,000 and bears interest at LIBOR plus a spread of 1.10% to 1.35% depending on certain conditions. The loan matures on March 14, 2011, with two one-year extension options. At December 31, 2008, the total interest rate was 3.23%.

(d)
In addition to monthly principal and interest payments, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property's gross receipts exceeds a base amount. Contingent interest expense recognized by the Company was $258, $571 and $576 for the years ended December 31, 2008, 2007 and 2006, respectively.

(e)
On May 20, 2008, concurrent with the acquisition of the fee simple interest in a free standing department store, the Company assumed the existing loan on the property (See "Boscov's" in Note 12—Acquisitions). The loan bears interest at 6.46% and matures on June 1, 2016.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

9. Mortgage Notes Payable: (Continued)

(f)
On January 1, 2008, these loans were transferred in connection with the redemption of the participating convertible preferred units of MACWH, LP (See "Rochester Redemption" in Note 13—Discontinued Operations).

(g)
On July 10, 2008, the Company replaced the existing loan on the property with a new $170,000 loan that bears interest at 6.76% and matures on August 1, 2015.

(h)
The loan bears interest at LIBOR plus 0.88%. On May 2, 2008, the Company extended the maturity to August 9, 2009. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 7.12%. At December 31, 2008 and 2007, the total interest rate was 2.58% and 6.48%, respectively.

(i)
On July 10, 2008, the Company placed a loan on the property that bears interest at LIBOR plus 1.75% and matures on July 10, 2011 with two one-year extension options. At December 31, 2008, the total interest rate was 3.48%. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 6.25% over the loan term.

(j)
On July 10, 2008, the Company placed a construction loan on the property that allows for total borrowings of up to $135,000. The loan bears interest at LIBOR plus a spread of 1.75% to 2.10%, depending on certain conditions. The loan matures on July 10, 2011, with two one-year extension options. At December 31, 2008, the total interest rate was 4.24%.

(k)
The loan bears interest at LIBOR plus 0.85% and matures on February 28, 2010, with a one-year extension option. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 6.65%. At December 31, 2008 and 2007, the total interest rate was 1.62% and 6.00%, respectively.

(l)
The construction loan allows for total borrowings of up to $110,000, and bears interest at LIBOR plus a spread of 1.20% to 1.40% depending on certain conditions. The loan matures in August 2009, with two one-year extension options. At December 31, 2008 and 2007, the total interest rate was 3.35% and 6.35%, respectively.

(m)
On February 2, 2009, the Company replaced the existing loan on the property with a new $130,000 loan that bears interest at 7.50% and matures on March 1, 2013. NML funded 50% of the loan proceeds (See Note 25—Subsequent Events).

(n)
On June 13, 2008, the Company placed a construction loan on the property that allows for total borrowings of up to $150,000. The loan bears interest at LIBOR plus a spread of 2.10% to 2.25%, depending on certain conditions. The loan matures on June 13, 2011, with two one-year extension options. At December 31, 2008, the total interest rate was 3.91%.

(o)
The previous loan was paid off in full on August 11, 2008. On October 16, 2008, the Company placed a new loan for $90,000 on the property that bears interest at 6.25% and matures on November 5, 2015.

(p)
The construction loan allows for total borrowings of up to $115,000 that bears interest at LIBOR plus 0.80% and matures on June 5, 2009. At December 31, 2008 and 2007, the total interest rate was 2.20% and 5.93%, respectively. The Company has obtained a commitment for a three year loan extension at an interest rate of LIBOR plus 3.40%.

(q)
The previous loan was paid off in full on March 1, 2008. On May 6, 2008, the Company placed a new loan for $100,000 on the property that bears interest at LIBOR plus 1.60% and matures on May 6, 2011, with two one-year extension options. At December 31, 2008, the total interest rate on the new loan was 3.74%.

(r)
This loan was paid off in full on April 16, 2008.

(s)
On June 5, 2008, the Company replaced the existing loan on the property with a new $175,000 loan that bears interest at LIBOR plus 2.00% and matures on June 5, 2011, with two one-year extension options. At

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

9. Mortgage Notes Payable: (Continued)

  December 31, 2008, the total interest rate on the new loan was 4.07%. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 5.50% over the loan term.

        Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

        The Company expects all 2009 loan maturities will be refinanced, extended and/or paid-off from the Company's line of credit.

        Total interest expense capitalized during 2008, 2007 and 2006 was $33,281, $32,004 and $14,927, respectively.

        Related party mortgage notes payable are amounts due to affiliates of NML. See Note 11—Related Party Transactions, for interest expense associated with loans from NML.

        The fair value of mortgage notes payable at December 31, 2008 and 2007 was $3,529,762 and $3,437,032 based on current interest rates for comparable loans. The method for computing fair value at December 31, 2008 was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

        The future maturities of mortgage notes payable are as follows:

Year Ending December 31,
2009	$585,561
2010	218,076
2011	1,347,278
2012	262,456
2013	406,421
Thereafter	837,927

3,657,719
Debt premiums	22,256

$3,679,975

10. Bank and Other Notes Payable:

        Bank and other notes payable consist of the following:

  Convertible Senior Notes:

        On March 16, 2007, the Company issued $950,000 in Senior Notes that are to mature on March 15, 2012. The Senior Notes bear interest at 3.25%, payable semiannually, are senior unsecured debt of the Company and are guaranteed by the Operating Partnership. Prior to December 14, 2011, upon the occurrence of certain specified events, the Senior Notes will be convertible at the option of holder into cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the election of the Company, at an initial conversion rate of 8.9702 shares per $1 principal amount. On and after December 15, 2011, the Senior Notes will be convertible

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

10. Bank and Other Notes Payable: (Continued)

at any time prior to the second business day preceding the maturity date at the option of the holder at the initial conversion rate. The initial conversion price of approximately $111.48 per share represented a 20% premium over the closing price of the Company's common stock on March 12, 2007. The initial conversion rate is subject to adjustment under certain circumstances. Holders of the Senior Notes do not have the right to require the Company to repurchase the Senior Notes prior to maturity except in connection with the occurrence of certain fundamental change transactions. During the period of October 21, 2008 to December 29, 2008, the Company repurchased and retired $222,835 of the Senior Notes for $122,688 and recorded a gain on extinguishment of $95,265. The repurchase was funded by borrowings under the Company's line of credit. The carrying value of the Senior Notes at December 31, 2008 and December 31, 2007 includes an unamortized discount of $4,659 and $7,988, respectively, incurred at issuance and is amortized into interest expense over the term of the Senior Notes in a manner that approximates the effective interest method. As of December 31, 2008 and December 31, 2007, the effective interest rate was 3.71 and 3.66%, respectively. The fair value of the Senior Notes at December 31, 2008 and 2007 was $379,435 and $809,305 based on the quoted market price on each date.

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

  Line of Credit:

        The Company has a $1,500,000 revolving line of credit that matures on April 25, 2010 with a one-year extension option. The interest rate fluctuates from LIBOR plus 0.75% to LIBOR plus 1.10% depending on the Company's overall leverage. The Company has an interest rate swap agreement that effectively fixed the interest rate on $400,000 of the outstanding balance of the line of credit at 6.23% until April 25, 2011. As of December 31, 2008 and 2007, borrowings outstanding were $1,099,500 and $1,015,000 at an average interest rate, excluding the $400,000 swapped portion, of 3.19% and 6.19%, respectively. The fair value of the Company's line of credit at December 31, 2008 and 2007 was $1,067,631 and $1,015,000 based on a present value model using current interest rate spreads offered to the Company for comparable debt.

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

10. Bank and Other Notes Payable: (Continued)

        On April 25, 2005, the Company obtained a five-year, $450,000 term loan that bears interest at LIBOR plus 1.50% and matures on April 26, 2010. In November 2005, the Company entered into an interest rate swap agreement that effectively fixed the interest rate of the term loan at 6.30% from December 1, 2005 to April 15, 2010. As of December 31, 2008 and 2007, the note had a balance outstanding of $446,250 and $450,000, respectively, with an effective interest rate of 6.50%. The fair value of the term loan at December 31, 2008 and 2007 was $452,240 and $450,000 based on a present value model using current interest rate spreads offered to the Company for comparable debt.

        On July 27, 2006, concurrent with the sale of Greeley Mall (See Note 13—Discontinued Operations), the Company provided marketable securities to replace Greeley Mall as collateral for the mortgage note payable on the property (See Note 7—Marketable Securities). As a result of this transaction, the debt was reclassified to bank and other notes payable. This note bears interest at an effective rate of 6.34% and matures in September 2013. The fair value of the note at December 31, 2008 and 2007 was $19,074 and $29,730 based on current interest rates for comparable loans. The method for computing fair value at December 31, 2008 was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

        As of December 31, 2008 and 2007, the Company was in compliance with all applicable loan covenants.

        The future maturities of bank and other notes payable are as follows:

Year Ending December 31,
2009	$8,185
2010	1,538,979
2011	776
2012	727,986
2013	24,027

2,299,953
Debt discounts	(4,659)

$2,295,294

11. Related-Party Transactions:

        Certain unconsolidated joint ventures have engaged the Management Companies to manage the operations of the Centers. Under these arrangements, the Management Companies are reimbursed for compensation paid to on-site employees, leasing agents and project managers at the Centers, as well as

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

11. Related-Party Transactions: (Continued)

insurance costs and other administrative expenses. The following are fees charged to unconsolidated joint ventures for the years ended December 31:

	2008	2007	2006
Management Fees
MMC	$12,584	$10,727	$10,520
Westcor Management Companies	7,830	7,088	6,812
Wilmorite Management Companies	1,699	1,608	1,551

	$22,113	$19,423	$18,883

Development and Leasing Fees
MMC	$794	$535	$704
Westcor Management Companies	8,263	9,995	5,136
Wilmorite Management Companies	1,752	1,364	79

	$10,809	$11,894	$5,919

        Certain mortgage notes on the properties are held by NML (See Note 9—Mortgage Notes Payable). Interest expense in connection with these notes was $17,501, $13,390 and $10,860 for the years ended December 31, 2008, 2007 and 2006, respectively. Included in accounts payable and accrued expenses is interest payable to these partners of $1,609 and $1,150 at December 31, 2008 and 2007, respectively.

        As of December 31, 2008 and 2007, the Company had loans to unconsolidated joint ventures of $932 and $604, respectively. Interest income associated with these notes was $45, $46 and $734 for the years ended December 31, 2008, 2007 and 2006, respectively. These loans represent initial funds advanced to development stage projects prior to construction loan funding. Correspondingly, loan payables in the same amount have been accrued as an obligation by the various joint ventures.

        Due from affiliates of $9,124 and $5,729 at December 31, 2008 and 2007, respectively, represents unreimbursed costs and fees due from unconsolidated joint ventures under management agreements.

12. Acquisitions:

        The Company has completed the following acquisitions during the years ended December 31, 2008, 2007 and 2006:

  Valley River:

        On February 1, 2006, the Company acquired Valley River Center, a 915,656 square foot super-regional mall in Eugene, Oregon. The total purchase price was $187,500 and concurrent with the acquisition, the Company placed a $100,000 loan on the property. The balance of the purchase price was funded by cash and borrowings under the Company's line of credit. The results of Valley River Center's operations have been included in the Company's consolidated financial statements since the acquisition date.

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

  Deptford:

        On December 1, 2006, the Company acquired the Deptford Mall, a 1,039,911 square foot super-regional mall in Deptford, New Jersey. The total purchase price was $240,055. The purchase price was funded by cash and borrowings under the Company's line of credit. Subsequently, the Company placed a $100,000 loan on the property. The proceeds from the loan were used to pay down the Company's line of credit. The results of Deptford Mall's operations have been included in the Company's consolidated financial statements since the acquisition date.

  Hilton Village:

        On September 5, 2007, the Company purchased the remaining 50% outside ownership interest in Hilton Village, a 96,985 square foot specialty center in Scottsdale, Arizona. The total purchase price of $13,500 was funded by cash, borrowings under the Company's line of credit and the assumption of a mortgage note payable. The Center was previously accounted for under the equity method as an investment in unconsolidated joint ventures. The results of Hilton Village's operations have been included in the Company's consolidated financial statements since the acquisition date.

  Mervyn's:

        On December 17, 2007, the Company purchased a portfolio of ground leasehold and/or fee simple interests in 39 Mervyn's department stores for $400,160. The Company purchased an additional ground leasehold interest on January 31, 2008 for $13,182 and a fee simple interest on February 29, 2008 for $19,338. All of the purchased properties are located in the Southwest United States. The purchase price was funded by cash and borrowings under the Company's line of credit. Concurrent with each acquisition, the Company entered into individual agreements to lease back the properties to Mervyn's for terms of 14 to 20 years. The results of operations include these properties since the acquisition date. (See Note 13—Discontinued Operations).

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

13. Discontinued Operations:

        The following dispositions occurred during the years ended December 31, 2008, 2007 and 2006:

        On June 9, 2006, the Company sold Scottsdale 101, a consolidated joint venture, for $117,600 resulting in a gain on sale of asset of $62,633. The Company's share of the gain was $25,802. The Company's pro rata share of the proceeds were used to pay down the Company's line of credit.

        On July 13, 2006, the Company sold Park Lane Mall for $20,000 resulting in a gain on sale of asset of $5,853.

        On July 27, 2006, the Company sold Holiday Village Mall and Greeley Mall in a combined sale for $86,800, resulting in a gain on sale of asset of $28,711. Concurrent with the sale, the Company defeased the mortgage note payable on Greeley Mall. As a result of the defeasance, the lender's secured interest in the property was replaced with a secured interest in marketable securities (See Note 7—Marketable Securities). This transaction did not meet the criteria for extinguishment of debt under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities."

        On August 11, 2006, the Company sold Great Falls Marketplace for $27,500 resulting in a gain on sale of asset of $11,826.

        The proceeds from the sale of Park Lane, Holiday Village Mall, Greeley Mall and Great Falls Marketplace were used in part to fund the Company's pro rata share of the purchase price of the Federated stores acquisition (See Note 12—Acquisitions) and pay down the line of credit.

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

  Mervyn's:

        On December 17, 2007, the Company purchased a portfolio of ground leasehold and/or fee simple interests in 39 Mervyn's department stores for $400,160. The Company purchased an additional ground leasehold interest on January 31, 2008 for $13,182 and a fee simple interest on February 29, 2008 for $19,338. (See Note 12—Acquisitions). Upon closing of these acquisitions, management designated the 29 stores located at shopping centers not owned or managed by the Company in the portfolio as available for sale. The results of operations from these properties had been included in income from discontinued operations from the respective acquisition dates until September 2008. The carrying value of these properties was recorded as assets held for sale at December 31, 2007 in the amount of $250,648.

        In July 2008, Mervyn's filed for bankruptcy protection and announced in October its plans to liquidate all merchandise, auction its store leases and wind down its business. The Company has 45 Mervyn's stores in its portfolio. The Company owns the ground leasehold and/or fee simple interest in 44 of those stores and the remaining store is owned by a third party but is located at one of the Centers. In connection with the acquisition of the Mervyn's portfolio (See Note 12-Acquisitions) and

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

13. Discontinued Operations: (Continued)

applying SFAS 141, the Company recorded intangible assets of $110.7 million and intangible liabilities of $59.0 million.

        During the three months ended September 30, 2008, the Company recorded a write-down of $5,214 due to the anticipated rejection of six of the Company's leases by Mervyn's. In addition, the Company terminated its former plan to sell the 29 Mervyn's stores located at shopping centers not owned or managed by the Company. The Company's decision was based on current conditions in the credit market and the assumption that a better return could be obtained by holding and operating the assets. As a result of the change in plans to sell, the Company recorded a loss of $5,347 in (loss) gain on sale or write-down of assets in order to adjust the carrying value of these assets for depreciation expense that otherwise would have been recognized had these assets been continuously classified as held and used.

        In December 2008, Kohl's and Forever 21 assumed a total of 23 of the Mervyn's leases and the remaining 22 leases were rejected by Mervyn's under the bankruptcy laws. As a result, the Company wrote-off the unamortized intangible assets and liabilities related to the rejected and unassumed leases in December 2008. The Company wrote-off $27,655 of unamortized intangible assets related to lease in place values, leasing commissions and legal costs to depreciation and amortization. Unamortized intangible assets of $14,881 relating to above market leases and unamortized intangible liabilities of $24,523 relating to below market leases were written-off to minimum rents.

        On December 19, 2008, the Company sold a fee and/or ground leasehold interest in three freestanding Mervyn's department stores to Pacific Premier Retail Trust, one of the Company's joint ventures, for $43,405, resulting in a gain on sale of assets of $1,511. The Company's pro rata share of the proceeds were used to pay down the Company's line of credit.

  Rochester Redemption:

        On January 1, 2008, a subsidiary of the Operating Partnership, at the election of the holders, redeemed the 3,426,609 participating convertible preferred units ("PCPUs"). As a result of the redemption, the Company received the 16.32% minority interest in the portion of the Wilmorite portfolio that included Danbury Fair Mall, Freehold Raceway Mall, Great Northern Mall, Rotterdam Square, Shoppingtown Mall, Towne Mall, Tysons Corner Center and Wilton Mall, collectively referred to as the "Non-Rochester Properties," for total consideration of $224,393, in exchange for the Company's ownership interest in the portion of the Wilmorite portfolio that consisted of Eastview Commons, Eastview Mall, Greece Ridge Center, Marketplace Mall and Pittsford Plaza, collectively referred to as the "Rochester Properties," including approximately $18,000 in cash held at those properties. Included in the redemption consideration was the assumption of the remaining 16.32% interest in the indebtedness of the Non-Rochester Properties, which had an estimated fair value of $105,962. In addition, the Company also received additional consideration of $11,763, in the form of a note, for certain working capital adjustments, extraordinary capital expenditures, leasing commissions, tenant allowances, and decreases in indebtedness during the Company's period of ownership of the Rochester Properties. The Company recognized a gain of $99,082 on the exchange based on the difference between the fair value of the additional interest acquired in the Non-Rochester Properties and the carrying value of the Rochester Properties, net of minority interest. This exchange is referred to herein as the "Rochester Redemption."

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

13. Discontinued Operations: (Continued)

        The Company determined the fair value of the debt using a present value model based upon the terms of equivalent debt and upon credit spreads made available to the Company. The following table represents the debt measured at fair value on January 1, 2008:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at January 1, 2008
Liabilities
Debt on Non-Rochester Properties	$—	$71,032	$34,930	$105,962

        The source of the Level 2 inputs involved the use of the nominal weekly average of the U.S. treasury rates. The source of Level 3 inputs was based on comparable credits spreads on the estimated value of the property that serves as the underlying collateral of the debt.

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

        The Company has classified the results of operations for the years ended December 31, 2008, 2007 and 2006 for all of the above dispositions as discontinued operations.

        Loss on sale of assets from discontinued operations of $2,409 in 2007 consisted of additional costs related to properties sold in 2006.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

13. Discontinued Operations: (Continued)

        The following table summarizes the revenues and income for the years ended December 31:

	2008	2007	2006
Revenues:
Scottsdale 101	$10	$56	$4,668
Park Lane Mall	—	13	1,510
Holiday Village Mall	338	175	2,900
Greeley Mall	—	(8)	4,344
Great Falls Marketplace	(21)	—	1,773
Citadel Mall	—	45	15,729
Northwest Arkansas Mall	—	29	12,918
Crossroads Mall	—	(28)	11,479
Mervyn's	4,014	181	—
Rochester Properties	—	83,096	80,037

	$4,341	$83,559	$135,358

Income from discontinued operations:
Scottsdale 101	$(3)	$14	$344
Park Lane Mall	—	(31)	44
Holiday Village Mall	338	157	1,179
Greeley Mall	—	(84)	574
Great Falls Marketplace	(33)	(2)	1,136
Citadel Mall	—	(81)	2,546
Northwest Arkansas Mall	—	16	3,429
Crossroads Mall	—	18	2,124
Mervyn's	1,317	50	—
Rochester Properties	—	5,713	(1,506)

	$1,619	$5,770	$9,870

14. Future Rental Revenues:

        Under existing non-cancelable operating lease agreements, tenants are committed to pay the following minimum rental payments to the Company:

Year Ending December 31,
2009	$459,798
2010	417,879
2011	376,139
2012	323,638
2013	292,542
Thereafter	1,286,554

$3,156,550

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

15. Commitments and Contingencies:

        The Company has certain properties subject to non-cancelable operating ground leases. The leases expire at various times through 2107, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined in the lease. Ground rent expenses were $8,999, $4,047 and $4,235 for the years ended December 31, 2008, 2007 and 2006, respectively. No contingent rent was incurred for the years ended December 31, 2008, 2007 and 2006.

        Minimum future rental payments required under the leases are as follows:

Year Ending December 31,
2009	$7,495
2010	7,884
2011	7,961
2012	7,394
2013	7,607
Thereafter	740,131

$778,472

        As of December 31, 2008 and 2007, the Company was contingently liable for $19,699 and $6,361, respectively, in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company. In addition, the Company has a $24,000 letter of credit that serves as collateral to a liability assumed in the acquisition of a property.

        The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the agreement. At December 31, 2008, the Company had $96,711 in outstanding obligations, which it believes will be settled in 2009.

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

        The following summarizes the compensation cost under the share and unit-based plans:

	2008	2007	2006
LTIP units	$6,443	$8,389	$685
Stock awards	11,577	12,231	14,190
Stock options	596	194	—
SARs	2,605	—	—
Phantom stock units	653	595	535

	$21,874	$21,409	$15,410

        The Company capitalized share and unit-based compensation costs of $10,224, $9,065 and $5,802 for the years ended December 31, 2008, 2007 and 2006, respectively.

  2003 Equity Incentive Plan:

        The 2003 Equity Incentive Plan ("2003 Plan") authorizes the grant of stock awards, stock options, stock appreciation rights, stock units, stock bonuses, performance based awards, dividend equivalent rights and operating partnership units or other convertible or exchangeable units. As of December 31, 2008, only stock awards, LTIP Units (as defined below), stock appreciation rights ("SARs"), operating partnership units and stock options have been granted under the 2003 Plan. All stock options or other rights to acquire common stock granted under the 2003 Plan have a term of 10 years or less. These awards were generally granted based on certain performance criteria for the Company and the employees. The aggregate number of shares of common stock that may be issued under the 2003 Plan is 6,000,000 shares. As of December 31, 2008, there were 3,352,901 shares available for issuance under the 2003 Plan.

        The following stock awards, SARS, LTIP Units, operating partnership units and stock options have been granted under the 2003 Plan:

  Stock Awards:

        The outstanding stock awards vest over three years and the compensation cost related to the grants are determined by the market value at the grant date and are amortized over the vesting period on a straight-line basis. Stock awards are subject to restrictions determined by the Company's compensation committee. As of December 31, 2008, there was $12,034 of total unrecognized

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

16. Share and Unit-Based Plans: (Continued)

compensation cost related to non-vested stock awards. This cost is expected to be recognized over a weighted average period of three years.

        On October 31, 2006, as part of a separation agreement with a former executive, the Company accelerated the vesting of 34,829 shares of stock awards. As a result of this accelerated vesting, the Company recognized an additional $610 in compensation cost.

        The following table summarizes the activity of non-vested stock awards during the years ended December 31, 2008, 2007 and 2006:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2006	523,654	$47.07
Granted	185,976	$73.93
Vested	(314,733)	$44.95
Forfeited	(2,603)	$64.24

Balance at December 31, 2006	392,294	$61.06
Granted	150,057	$92.36
Vested	(201,311)	$56.89
Forfeited	(4,968)	$76.25

Balance at December 31, 2007	336,072	$77.21
Granted	127,272	$61.17
Vested	(182,510)	$70.06
Forfeited	(5,653)	$70.04

Balance at December 31, 2008	275,181	$74.68

        The fair value of stock awards vested during the years ended December 31, 2008, 2007 and 2006 was $12,787, $11,453 and $23,302, respectively.

  SARs:

        On March 7, 2008, the Company granted 1,257,134 SARs to certain executives of the Company as an additional component of compensation. The SARs vest on March 15, 2011. Once the SARs have vested, the executive will have up to 10 years from the grant date to exercise the SARs. There is no performance requirement, only a service condition of continued employment. Upon exercise, the executives will receive unrestricted common shares for the appreciation in value of the SARs from the grant date to the exercise date. The Company has measured the grant date value of each SAR to be $7.68 as determined using the Black-Scholes Option Pricing Model based upon the following assumptions: volatility of 22.52%, dividend yield of 5.23%, risk free rate of 3.15%, current value of $61.17 and an expected term of 8 years. The assumptions for volatility and dividend yield were based on the Company's historical experience as a publicly traded company, the current value was based on

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

16. Share and Unit-Based Plans: (Continued)

the closing price on the date of grant and the risk free rate was based upon the interest rate of the 10-year treasury bond on the date of grant.

        The total unrecognized compensation cost of SARs at December 31, 2008 was $6,870.

        The following table summarizes the activity of non-vested stock awards during the year ended December 31, 2008:

	Number of SARs	Weighted Average Grant Date Fair Value
Balance at January 1, 2008	—	$—
Granted	1,257,134	$7.68
Vested	—	$—
Forfeited	(28,750)	$7.68

Balance at December 31, 2008	1,228,384	$7.68

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

        The market-indexed LTIP Units vest over the service period based on the percentile ranking of the Company in terms of total return to stockholders (the "Total Return") per common stock share relative to the Total Return of a group of peer REITs, as measured at the end of each year of the three year measurement period and at the end of the three year measurement period, subject to certain exceptions. The service-based LTIP Units vest straight-line over the service period. The compensation cost is recognized under the graded attribution method for market-indexed LTIP awards and the straight-line method for the serviced based LTIP awards.

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

16. Share and Unit-Based Plans: (Continued)

        The following table summarizes the activity of non-vested LTIP Units during the years ended December 31, 2008, 2007 and 2006:

	Number of Units	Weighted Average Grant Date Fair Value
Balance at January 1, 2006	—
Granted	215,709	$52.18
Vested	—	$—
Forfeited	—	$—

Balance at December 31, 2006	215,709	$52.18
Granted	57,258	$64.35
Vested	(85,580)	$52.18
Forfeited	—	$—

Balance at December 31, 2007	187,387	$55.90
Granted	118,780	$61.17
Vested	(6,817)	$89.21
Forfeited	—	$—

Balance at December 31, 2008	299,350	$57.02

        The total unrecognized compensation cost of LTIP Units at December 31, 2008 was $6,689.

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

16. Share and Unit-Based Plans: (Continued)

        The Company recognizes compensation cost using the straight-line method over the three-year vesting period.

        The following table summarizes the activity of stock options for the years ended December 31, 2008, 2007 and 2006:

	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2006	2,500	$39.43
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—

Balance at December 31, 2006	2,500	$39.43
Granted	100,000	$82.14
Exercised	—	$—
Forfeited	—	$—

Balance at December 31, 2007	102,500	$81.10
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—

Balance at December 31, 2008	102,500	$81.10

        The total unrecognized compensation cost of stock options at December 31, 2008 was $997.

  Directors' Phantom Stock Plan:

        The Directors' Phantom Stock Plan offers non-employee members of the board of directors ("Directors") the opportunity to defer their cash compensation and to receive that compensation in common stock rather than in cash after termination of service or a predetermined period. Compensation generally includes the annual retainer and regular meeting fees payable by the Company to the Directors. Every Director has elected to receive their compensation in common stock. Deferred amounts are credited as units of phantom stock at the beginning of each three-year deferral period by dividing the present value of the deferred compensation by the average fair market value of the Company's common stock at the date of award. Compensation expense related to the phantom stock award was determined by the amortization of the value of the stock units on a straight-line basis over the applicable three-year service period. The stock units (including dividend equivalents) vest as the Directors' services (to which the fees relate) are rendered. Vested phantom stock units are ultimately paid out in common stock on a one-unit for one-share basis. Stock units receive dividend equivalents in the form of additional stock units, based on the dividend amount paid on the common stock. The aggregate number of phantom stock units that may be granted under the Directors' Phantom Stock

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

16. Share and Unit-Based Plans: (Continued)

Plan is 250,000. As of December 31, 2008, there were 106,028 units available for grant under the Directors' Phantom Stock Plan. As of December 31, 2008, there was $269 of unrecognized cost related to non-vested phantom stock units, which will vest over the next year.

        The following table summarizes the activity of the non-vested phantom stock units for the years ended December 31, 2008, 2007 and 2006:

	Number of Units	Weighted Average Grant Date Fair Value
Balance at January 1, 2006	5,858	$43.70
Granted	3,707	$74.90
Vested	(9,565)	$55.79
Forfeited	—	$—

Balance at December 31, 2006	—	$—
Granted	13,491	$84.03
Vested	(7,072)	$84.19
Forfeited	—	$—

Balance at December 31, 2007	6,419	$83.86
Granted	11,234	$34.17
Vested	(14,444)	$45.21
Forfeited	—	$—

Balance at December 31, 2008	3,209	$83.88

  Employee Stock Purchase Plan:

        The ESPP authorizes eligible employees to purchase the Company's common stock through voluntary payroll deduction made during periodic offering periods. Under the plan, common stock is purchased at a 10% discount from the lesser of the fair value of common stock at the beginning and ending of the offering period. A maximum of 750,000 shares of common stock is available for purchase under the ESPP. The number of shares available for future purchase under the plan at December 31, 2008 was 691,808.

  Other Share-Based Plans:

        Prior to the adoption of the 2003 Plan, the Company had several other share-based plans. Under these plans, 36,434 stock options were outstanding as of December 31, 2008. No additional shares may be issued under these plans. All stock options outstanding under these plans were fully vested as of December 31, 2005 and were, therefore, not impacted by the adoption of SFAS No. 123(R). As of December 31, 2008, all of the outstanding shares are exercisable at a weighted average price of $25.44.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

16. Share and Unit-Based Plans: (Continued)

The weighted average remaining contractual life for options outstanding and exercisable was three years.

17. Profit Sharing Plan:

        The Company has a retirement profit sharing plan that covers substantially all of its eligible employees. The plan is qualified in accordance with section 401(a) of the Internal Revenue Code. Effective January 1, 1995, this plan was modified to include a 401(k) plan whereby employees can elect to defer compensation subject to Internal Revenue Service withholding rules. This plan was further amended effective February 1, 1999 to add The Macerich Company Common Stock Fund as a new investment alternative under the plan. A total of 150,000 shares of common stock were reserved for issuance under the plan. Contributions by the Company to the plan were made at the discretion of the Board of Directors and were based upon a specified percentage of employee compensation. The Company contributed $1,694 during the year ended December 31, 2004. On January 1, 2004, the plan adopted the "Safe Harbor" provision under Sections 401(k)(12) and 401(m)(11) of the Internal Revenue Code. In accordance with these newly adopted provisions, the Company began matching contributions equal to 100 percent of the first three percent of compensation deferred by a participant and 50 percent of the next two percent of compensation deferred by a participant. During the years ended December 31, 2008, 2007 and 2006, these matching contributions made by the Company were $2,785, $2,680 and $1,747, respectively. Contributions are recognized as compensation in the period they are made.

18. Deferred Compensation Plans:

        The Company has established deferred compensation plans under which key executives of the Company may elect to defer receiving a portion of their cash compensation otherwise payable in one calendar year until a later year. The Company may, as determined by the Board of Directors at its sole discretion prior to the beginning of the plan year, credit a participant's account with a matching amount equal to a percentage of the participant's deferral. The Company contributed $898, $815 and $712 to the plans during the years ended December 31, 2008, 2007 and 2006, respectively. Contributions are recognized as compensation in the periods they are made.

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

        For income tax purposes, distributions paid to common stockholders consist of ordinary income, capital gains, unrecaptured Section 1250 gain and return of capital or a combination thereof. The following table details the components of the distributions, on a per share basis, for the years ended December 31:

	2008		2007		2006
Ordinary income	$3.19	99.7%	$1.52	51.9%	$1.14	41.4%
Qualified dividends	—	0.0%	—	0.0%	—	0.0%
Capital gains	0.01	0.3%	0.08	2.6%	0.93	33.8%
Unrecaptured Section 1250 gain	—	0.0%	—	0.0%	0.66	24.0%
Return of capital	—	0.0%	1.33	45.5%	0.02	0.8%

Dividends paid	$3.20	100.0%	$2.93	100.0%	$2.75	100.0%

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

        The income tax (provision) benefit of the TRSs for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
Current	$—	$(8)	$(35)
Deferred	(1,126)	478	2

Total income tax (provision) benefit	$(1,126)	$470	$(33)

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

19. Income Taxes: (Continued)

        Income tax (provision) benefit of the TRSs for the years ended December 31, 2008, 2007 and 2006 are reconciled to the amount computed by applying the Federal Corporate tax rate as follows:

	2008	2007	2006
Book income (loss) for Taxable REIT Subsidiaries	$879	$(3,812)	$466

Tax (provision) benefit at statutory rate on earnings from continuing operations before income taxes	$(299)	$1,296	$(158)
Other	(827)	(826)	125

Income tax (provision) benefit	$(1,126)	$470	$(33)

        SFAS No. 109, "Accounting for Income Taxes," requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred tax assets and liabilities of the TRSs relate primarily to differences in the book and tax bases of property and to operating loss carryforwards for federal and state income tax purposes. A valuation allowance for deferred tax assets is provided if the Company believes it is more likely than not that all or some portion of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent on the TRSs generating sufficient taxable income in future periods. The net operating loss carryforwards are currently scheduled to expire through 2028, beginning in 2012. Net deferred tax assets of $13,830 and $12,080 were included in deferred charges and other assets, net at December 31, 2008 and 2007, respectively.

        The tax effects of temporary differences and carryforwards of the TRSs included in the net deferred tax assets at December 31, 2008 and 2007 are summarized as follows:

	2008	2007
Net operating loss carryforwards	$15,939	$14,875
Property, primarily differences in depreciation and amortization, the tax basis of land assets and treatment of certain other costs	(4,329)	(4,005)
Other	2,220	1,210

Net deferred tax assets	$13,830	$12,080

        The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109," on January 1, 2007. The adoption of this standard did not have a material impact on the Company's results of operations or financial condition. At the adoption date of January 1, 2007, the Company had $1,574 of unrecognized tax benefit included in other accrued liabilities, all of which would affect the Company's effective tax rate if recognized, and which was recorded as a charge to accumulated deficit. At December 31, 2008, the Company had $2,201 of unrecognized tax benefit. As a result of tax positions taken during the current year, an increase in the unrecognized tax benefit of $647 and a decrease in the unrecognized tax

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

19. Income Taxes: (Continued)

benefit of $352 (relating to the expiration of the statue of limitations for the 2004 tax year) were included in the Company's consolidated statements of operations.

        The following is a reconciliation of the unrecognized tax benefits for the year ended December 31, 2008:

Unrecognized tax benefit at January 1, 2008	$1,906
Gross increases for tax positions of current year	647
Gross decreases for lapse of statue of limitations	(352)

Unrecognized tax benefit at December 31, 2008	$2,201

        The tax years 2005-2007 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefit will materially change within the next 12 months.

20. Stock Offering:

        On January 19, 2006, the Company issued 10,952,381 common shares for net proceeds of $746,485. The proceeds from issuance of the shares were used to pay off the $619,000 acquisition loan and to pay down a portion of the Company's line of credit pending use to pay part of the purchase price for Valley River Center (See Note 12—Acquisitions).

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

        The holder of the Series A Preferred Stock had redemption rights if a change in control of the Company occurred, as defined under the Articles Supplementary. Under such circumstances, the holder of the Series A Preferred Stock was entitled to require the Company to redeem its shares, to the extent the Company had funds legally available therefor, at a price equal to 105% of its liquidation preference plus accrued and unpaid dividends. The Series A Preferred Stock holder also had the right to require the Company to repurchase its shares if the Company failed to be taxed as a REIT for federal tax purposes at a price equal to 115% of its liquidation preference plus accrued and unpaid dividends to the extent funds were legally available therefor.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars and shares in thousands, except per share amounts)

22. Cumulative Convertible Redeemable Preferred Stock: (Continued)

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

24. Quarterly Financial Data (Unaudited):

        The following is a summary of quarterly results of operations for the years ended December 31, 2008 and 2007:

	2008 Quarter Ended				2007 Quarter Ended
	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31
Revenues(1)	$242,429	$224,735	$216,789	$217,537	$225,068	$202,124	$194,323	$192,799
Net income available to common stockholders	$63,231	$5,663	$18,794	$95,628	$39,930	$19,366	$10,900	$3,508
Net income available to common stockholders per share-basic	$0.83	$0.08	$0.25	$1.32	$0.55	$0.27	$0.15	$0.05
Net income available to common stockholders per share-diluted	$0.83	$0.08	$0.25	$1.30	$0.55	$0.27	$0.15	$0.05

(1)
Revenues as reported on the Company's Form 10-Q's have been reclassified to reflect SFAS No. 144 adjustments for discontinued operations.

25. Subsequent Events:

        On February 2, 2009, the Company replaced an existing loan on Queens Center with a new $130,000 loan that bears interest at 7.50% and matures on March 1, 2013. NML funded 50% of the loan.

        On February 6, 2009, the Company declared a dividend/distribution of $0.80 per share for common stockholders and OP Unit holders of record on February 20, 2009. In addition, MACWH, LP declared a distribution of $1.05 per unit for its non-participating convertible preferred unit holders and $0.80 per unit for its common unit holders of record on February 20, 2009. All dividends/distributions will be payable on March 6, 2009.

        On February 13 and February 17, 2009, the Company repurchased and retired $56,815 of the Senior Notes for $30,963, resulting in a gain on early extinguishment of debt of approximately $25,108. The purchase price was funded by borrowings under the Company's line of credit.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

To the Board of Trustees and Stockholders of
Pacific Premier Retail Trust

        We have audited the accompanying consolidated balance sheets of Pacific Premier Retail Trust, a Maryland Real Estate Investment Trust (the "Trust") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15(a) (4). These financial statements and financial statement schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Los Angeles, California
February 27, 2009

PACIFIC PREMIER RETAIL TRUST

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	December 31,
	2008	2007
ASSETS:
Property, net	$1,013,232	$978,979
Cash and cash equivalents	94,467	17,078
Restricted cash	1,608	1,485
Tenant receivables, net	4,890	8,119
Deferred rent receivable	10,030	9,792
Deferred charges, net	16,759	10,021
Other assets	7,845	1,499

Total assets	1,148,831	$1,026,973

LIABILITIES AND STOCKHOLDERS' EQUITY:
Mortgage notes payable:
Related parties	$61,687	$66,059
Others	869,164	753,180

Total	930,851	819,239
Accounts payable	2,985	1,943
Accrued interest payable	3,638	3,942
Tenant security deposits	2,584	2,245
Other accrued liabilities	35,271	14,247
Due to related parties	1,177	1,200

Total liabilities	976,506	842,816

Commitments and contingencies
Stockholders' equity:
Series A and Series B redeemable preferred stock, $.01 par value, 625 shares authorized, issued and outstanding at December 31, 2008 and 2007	—	—
Series A and Series B common stock, $.01 par value, 219,611 shares authorized issued and outstanding at December 31, 2008 and 2007	2	2
Additional paid-in capital	320,555	320,555
Accumulated deficit	(148,232)	(136,400)

Total common stockholders' equity	172,325	184,157

Total liabilities and stockholders' equity	$1,148,831	$1,026,973

The accompanying notes are an integral part of these financial statements.

PACIFIC PREMIER RETAIL TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	For the years ended December 31,
	2008	2007	2006
Revenues:
Minimum rents	$130,780	$125,558	$124,103
Percentage rents	5,177	7,409	7,611
Tenant recoveries	50,690	50,435	48,739
Other	4,706	4,237	4,166

	191,353	187,639	184,619

Expenses:
Maintenance and repairs	10,985	11,210	10,484
Real estate taxes	13,784	14,099	13,588
Management fees	6,700	6,474	6,382
General and administrative	5,783	4,568	4,993
Ground rent	1,559	1,456	1,425
Insurance	2,118	2,207	1,649
Marketing	751	611	648
Utilities	6,790	6,708	6,903
Security	5,390	5,238	5,184
Interest	45,995	49,524	50,981
Depreciation and amortization	32,627	30,970	29,554

	132,482	133,065	131,791

Income before minority interest	58,871	54,574	52,828
Minority interest	(232)	(195)	(185)

Net income	$58,639	$54,379	$52,643

The accompanying notes are an integral part of these financial statements.

PACIFIC PREMIER RETAIL TRUST

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in thousands, except share data)

	Common Shares	Preferred Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total Stockholders' Equity
Balance January 1, 2006	219,611	625	$2	$307,613	$(134,475)	$173,140
Distributions paid to Macerich PPR Corp.	—	—	—	—	(23,647)	(23,647)
Distributions paid to Ontario Teachers' Pension Plan Board	—	—	—	—	(22,999)	(22,999)
Other distributions paid	—	—	—	—	(75)	(75)
Net income	—	—	—	—	52,643	52,643

Balance December 31, 2006	219,611	625	2	307,613	(128,553)	179,062
Contributions from Macerich PPR Corp.	—	—	—	6,582	—	6,582
Contributions from Ontario Teachers' Pension Plan Board	—	—	—	6,360	—	6,360
Distributions paid to Macerich PPR Corp.	—	—	—	—	(31,609)	(31,609)
Distributions paid to Ontario Teachers' Pension Plan Board	—	—	—	—	(30,542)	(30,542)
Other distributions paid	—	—	—	—	(75)	(75)
Net income	—	—	—	—	54,379	54,379

Balance December 31, 2007	219,611	625	2	320,555	(136,400)	184,157
Distributions paid to Macerich PPR Corp.	—	—	—	—	(35,802)	(35,802)
Distributions paid to Ontario Teachers' Pension Plan Board	—	—	—	—	(34,594)	(34,594)
Other distributions paid	—	—	—	—	(75)	(75)
Net income	—	—	—	—	58,639	58,639

Balance December 31, 2008	219,611	625	$2	$320,555	$(148,232)	$172,325

The accompanying notes are an integral part of these financial statements.

PACIFIC PREMIER RETAIL TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the years ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$58,639	$54,379	$52,643
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,132	31,458	29,554
Minority interest	232	195	185
Changes in assets and liabilities:
Tenant receivables, net	3,229	(1,435)	(3,957)
Deferred rent receivable	(238)	207	(103)
Other assets	(6,346)	629	(449)
Accounts payable	(265)	681	(15,926)
Accrued interest payable	(304)	(72)	(8)
Tenant security deposits	339	198	195
Other accrued liabilities	3,513	4,959	1,188
Due to related parties	(23)	428	(192)

Net cash provided by operating activities	91,908	91,627	63,130

Cash flows from investing activities:
Acquistions of property and improvements	(62,386)	(19,070)	(22,669)
Deferred leasing charges	(9,868)	(3,325)	(3,657)
Restricted cash	(123)	(166)	452

Net cash used in investing activities	(72,377)	(22,561)	(25,874)

Cash flows from financing activities:
Proceeds from notes payable	250,000	—	130,000
Payments on notes payable	(138,388)	(11,643)	(119,946)
Contributions	—	12,942	—
Distributions	(52,946)	(61,851)	(46,346)
Dividends to preferred stockholders	(375)	(375)	(375)
Deferred financing costs	(433)	—	(142)

Net cash provided by (used in) financing activities	57,858	(60,927)	(36,809)

Net increase in cash	77,389	8,139	447
Cash and cash equivalents, beginning of year	17,078	8,939	8,492

Cash and cash equivalents, end of year	$94,467	$17,078	$8,939

Supplemental cash flow information:
Cash payment for interest, net of amounts capitalized	$45,794	$49,596	$50,981

Non-cash transactions:
Accrued distributions included in other accrued liabilities	$17,150	$—	$—

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

        Included in the Centers is a 99% interest in Los Cerritos Center and Stonewood Mall, all other Centers are held at 100%.

        The Centers as of December 31, 2008 and their locations are as follows:

Cascade Mall	Burlington, Washington
Creekside Crossing Mall	Redmond, Washington
Cross Court Plaza	Burlington, Washington
Kitsap Mall	Silverdale, Washington
Kitsap Place Mall	Silverdale, Washington
Lakewood Mall	Lakewood, California
Los Cerritos Center	Cerritos, California
Northpoint Plaza	Silverdale, Washington
Redmond Town Center	Redmond, Washington
Redmond Office	Redmond, Washington
Stonewood Mall	Downey, California
Washington Square Mall	Portland, Oregon
Washington Square Too	Portland, Oregon

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

  Tenant Receivables:

        Included in tenant receivables are accrued percentage rents of $1,826 and $2,773 and an allowance for doubtful accounts of $326 and $59 at December 31, 2008 and 2007, respectively.

  Revenues:

        Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight-line rent adjustment." Rental income was increased (decreased) by $59, ($28) and $104 in 2008, 2007 and 2006, respectively, due to the straight-line rent adjustment.

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

        Property is recorded at cost and is depreciated using a straight-line method over the estimated lives of the assets as follows:

Building and improvements	5 - 39 years
Tenant improvements	5 - 7 years
Equipment and furnishings	5 - 7 years

        The Trust assesses whether there has been impairment in the value of its long-lived assets by considering expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenants' ability to perform their duties and pay rent under the terms of the leases. The determination of recoverability is made based upon the estimated undiscounted future net cash flows, excluding interest expense. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flows analysis, with the carrying value of the related assets. Long-lived assets classified as held for sale are measured at the lower of the carrying amount or fair value less cost to sell. Management does not believe impairment has occurred in its net property carrying values at December 31, 2008 or 2007.

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

Deferred lease cost	1 - 9 years
Deferred finance costs	1 - 12 years

PACIFIC PREMIER RETAIL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

2. Summary of Significant Accounting Policies: (Continued)

        Included in deferred charges are accumulated amortization of $11,982 and $12,167 at December 31, 2008 and 2007, respectively.

  Fair Value of Financial Instruments:

        On January 1, 2008, the Trust adopted Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value hierarchy distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity's own assumptions about market participant assumptions.

        Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities that the Trust has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity's own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Trust assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

        The Trust calculates the fair value of financial instruments and includes this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made.

  Concentration of Risk:

        The Trust maintains its cash accounts in a number of commercial banks. Accounts at these banks are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $250. At various times during the year, the Trust had deposits in excess of the FDIC insurance limit.

        One tenant represented 10.6%, 10.1% and 10.6% of total minimum rents in place as of December 31, 2008, 2007 and 2006, respectively.

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

PACIFIC PREMIER RETAIL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

2. Summary of Significant Accounting Policies: (Continued)

  Recent Accounting Pronouncements:

        In March 2005, the Financial Accounting Standards Board ("FASB") issued FIN No. 47, "Accounting for Conditional Asset Retirement Obligations-an interpretation of SFAS No. 143." FIN No. 47 requires that a liability be recognized for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. The adoption of FIN No. 47 did not have a material effect on the Trust's results of operations or financial condition.

        In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments—An Amendment of FASB Statements No. 133 and 140." This statement amended SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement also established a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. The adoption of SFAS No. 155 on January 1, 2007 did not have a material impact on the Trust's consolidated results of operations or financial condition.

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

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position SFAS 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP SFAS 157-1") and FSP SFAS 157-2, "Effective Date of SFAS No. 157 "("FSP SFAS 157-2"). FSP SFAS 157-1 amends SFAS 157 to exclude from the scope of SFAS 157 certain leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, "Accounting for Leases." The adoption of FSP SFAS 157-1, effective January 1, 2008, did not have a material impact on the Trust's consolidated financial statements. FSP SFAS 157-2 amends SFAS No. 157 to defer the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. The Trust adopted FSP SFAS 157-2 effective January 1, 2008. In addition, in October 2008, the FASB issued FASB Staff Position SFAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP SFAS 157-3"). FSP SFAS 157-3 clarifies the application of SFAS 157 to financial

PACIFIC PREMIER RETAIL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

2. Summary of Significant Accounting Policies: (Continued)

instruments in an inactive market. FSP SFAS 157-3 did not have a material impact on the Trust's consolidated financial statements.

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

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. SFAS No. 141(R) requires an acquiring entity to recognize acquired assets and assumed liabilities in a transaction at fair value as of the acquisition date and changes the accounting treatment for certain items, including acquisition costs, which will be required to be expensed as incurred. SFAS No. 160 requires that noncontrolling interests be presented as a component of consolidated stockholders' equity and eliminates "minority interest accounting" such that the amount of net income attributable to the noncontrolling interests will be presented as part of consolidated net income on the consolidated statement of operations. SFAS No. 141(R) and SFAS No. 160 require concurrent adoption and are to be applied prospectively for the first annual reporting period beginning on or after December 15, 2008. Early adoption of either standard is prohibited. The Trust believes that these statements will not have a material impact on the Trust's results of operations and financial condition.

        In June 2008, the FASB issued Staff Position EITF No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." FSP EITF No. 03-6-1 will be applied retrospectively to all the periods presented for the fiscal years beginning after December 15, 2008. The Trust believes that the adoption of FSP EITF No. 03-6-1will not have a material impact on its results of operations and financial condition.

        In June 2008, the FASB issued The Trust currently believes that FASB Staff Position EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities will not have a material impact on the Trust's consolidated financial statements and results of operations based upon the share-based payment programs currently in place. FSP EITF No. 03-6-1 will be applied retrospectively to all the periods presented for the fiscal years beginning after December 15, 2008.

PACIFIC PREMIER RETAIL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

3. Property:

        Property is summarized at December 31, 2008 and 2007 as follows:

	2008	2007
Land	$246,841	$238,569
Building improvements	902,673	871,610
Tenant improvements	46,515	29,471
Equipment and furnishings	6,834	7,992
Construction in progress	33,825	30,133

	1,236,688	1,177,775
Less accumulated depreciation	(223,456)	(198,796)

	$1,013,232	$978,979

        On December 19, 2008, the Trust purchased a fee and/or ground leasehold interest in freestanding Mervyn's department stores located at Lakewood Mall, Los Cerritos Center and Stonewood Mall for an aggregate purchase price of $43,405, from the Macerich Management Company ("Management Company"), a subsidiary of the Company. The purchase was funded by the proceeds of the Washington Square loan, which closed on December 10, 2008 (See Note 4—Mortgage Note Payble).

        Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $29,586, $27,911 and $26,603, respectively.

4. Mortgage Notes Payable:

        Mortgage notes payable at December 31, 2008 and 2007 consist of the following:

	Carrying Amount of Mortage Notes
	2008		2007
					Interest Rate	Monthly Payment Term(a)	Maturity Date
Property Pledged as Collateral	Other	Related Party	Other	Related Party
Cascade Mall	$38,790	$—	$39,432	$—	5.28%	223	2010
Kitsap Mall/Kitsap Place(b)	56,457	—	57,272	—	8.14%	450	2010
Lakewood Mall	250,000	—	250,000	—	5.43%	1,127	2015
Los Cerritos Center(c)	130,000	—	130,000	—	2.14%	772	2011
Redmond Town Center—Retail	70,850	—	72,136	—	4.81%	301	2009
Redmond Town Center—Office(d)	—	61,687	—	66,059	6.77%	726	2009
Stonewood Mall	73,067	—	73,990	—	7.44%	539	2010
Washington Square(e)	250,000	—	97,905	—	6.04%	1,497	2016
Washington Square(f)	—	—	32,445	—	—	—	—

	$869,164	$61,687	$753,180	$66,059

(a)
This represents the monthly payment of principal and interest.

(b)
The loan is cross-collateralized by Kitsap Mall and Kitsap Place.

PACIFIC PREMIER RETAIL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

4. Mortgage Notes Payable: (Continued)

(c)
The loan bears interest at a rate of LIBOR plus 0.55% and provides for additional borrowings of up to $70,000 until May 20, 2010 at a rate of LIBOR plus 0.90%. At December 31, 2008 and 2007, the total interest rate was 2.14% and 5.92%, respectively.

(d)
The Trust has obtained a commitment for a $62,000, five-year loan at a fixed interest rate of 7.5%.

(e)
On December 10, 2008, the Trust replaced the existing loan on the property with a new $250,000 loan that bears interest at 6.04% and matures on January 1, 2016.

(f)
The loan was paid off in full on December 10, 2008.

        Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt. The related party mortgage note is payable to one of the Company's joint venture partners. See Note 5—Related Party Transactions.

        Total interest costs capitalized for the years ended December 31, 2008, 2007 and 2006 was $1,199, $1,844 and $668, respectively.

        The fair value of mortgage notes payable at December 31, 2008 and 2007 was $885,725 and $834,565 based on current interest rates for comparable loans. The method for computing fair value at December 31, 2008 was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

        The above debt matures as follows:

Year Ending December 31,	Amount
2009	$137,925
2010	168,978
2011	133,443
2012	3,655
2013	3,880
Thereafter	482,970

$930,851

5. Related Party Transactions:

        The Trust engages the Management Company to manage the operations of the Trust. The Management Company provides property management, leasing, corporate, redevelopment and acquisitions services to the properties of the Trust. Under these arrangements, the Management Company is reimbursed for compensation paid to on-site employees, leasing agents and project managers at the properties, as well as insurance costs and other administrative expenses. In consideration of these services, the Management Company receives monthly management fees of 4.0% of the gross monthly rental revenue of the properties. During the years ended 2008, 2007 and 2006, the Trust incurred management fees of $6,700, $6,474 and $6,382, respectively, to the Management Company.

PACIFIC PREMIER RETAIL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

5. Related Party Transactions: (Continued)

        A mortgage note collateralized by the office component of Redmond Town Center is held by one of the Company's joint venture partners. In connection with this note, interest expense was $4,369, $4,654 and $4,875 during the years ended December 31, 2008, 2007 and 2006, respectively. Additionally, no interest costs were capitalized during the years ended December 31, 2008, 2007 and 2006, respectively, in relation to this note.

        On December 19, 2008, the Trust purchased a fee and/or ground leasehold interest in freestanding Mervyn's department stores located at Lakewood Mall, Los Cerritos Center and Stonewood Mall for an aggregate purchase price of $43,405, from the Management Company. The purchase was funded by the proceeds of Washington Square loan, which closed on December 10, 2008 (See Note 3—Fixed Assets).

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

        For income tax purposes, distributions consist of ordinary income, capital gains, return of capital or a combination thereof. The following table details the components of the distributions for the years ended December 31:

	2008		2007		2006
Ordinary income	$319.18	100.0%	$258.87	100.0%	$233.79	100.0%
Qualified dividends	—	0.0%	—	0.0%	—	0.0%
Capital gains	—	0.0%	—	0.0%	—	0.0%
Return of capital	—	0.0%	—	0.0%	—	0.0%

Dividends paid	$319.18	100.0%	$258.87	100.0%	$233.79	100.0%

PACIFIC PREMIER RETAIL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

7. Future Rental Revenues:

        Under existing non-cancelable operating lease agreements, tenants are committed to pay the following minimum rental payments to the Trust:

Year Ending December 31,	Amount
2009	$116,563
2010	103,329
2011	91,715
2012	80,157
2013	64,209
Thereafter	197,083

$653,056

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

9. Commitments:

        The Trust has certain properties subject to non-cancelable operating ground leases. The leases expire at various times through 2069, subject in some cases to options to extend the terms of the lease. Ground rent expense, net of amounts capitalized, was $1,559, $1,456 and $1,425 for the years ended December 31, 2008, 2007 and 2006, respectively.

        Minimum future rental payments required under the leases are as follows:

Year Ending December 31,	Amount
2009	$1,559
2010	1,559
2011	1,559
2012	1,559
2013	1,559
Thereafter	69,544

$77,339

THE MACERICH COMPANY

Schedule III—Real Estate and Accumulated Depreciation

December 31, 2008

(Dollars in thousands)

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
				Cost Capitalized Subsequent to Acquisition							Total Cost Net of Accumulated Depreciation
Shopping Centers Entities	Land	Building and Improvements	Equipment and Furnishings		Land	Building and Improvements	Furniture, Fixtures and Equipment	Construction in Progress	Total	Accumulated Depreciation
Black Canyon Auto Park	$20,600	$—	$—	$307	$—	$—	$—	$20,907	$20,907	$—	$20,907
Black Canyon Retail	—	—	—	446	—	—	—	446	446	—	446
Borgata	3,667	28,080	—	7,536	3,667	35,430	186	—	39,283	6,548	32,735
Cactus Power Center	15,374	—		13,391	—	—	—	28,765	28,765	—	28,765
Capitola Mall	11,312	46,689	—	7,384	11,309	53,534	542	—	65,385	18,280	47,105
Carmel Plaza	9,080	36,354	—	15,333	9,080	51,490	197	—	60,767	13,376	47,391
Chandler Fashion Center	24,188	223,143	—	6,732	24,188	228,834	1,041	—	254,063	42,572	211,491
Chesterfield Towne Center	18,517	72,936	2	32,955	18,517	103,152	2,192	549	124,410	42,817	81,593
Coolidge Holding	—	—	—	61	—	—	—	61	61	—	61
Danbury Fair Mall	130,367	316,951	—	60,854	132,895	354,681	2,594	18,002	508,172	33,049	475,123
Deptford Mall	48,370	194,250	—	22,233	61,029	203,406	397	21	264,853	11,959	252,894
Estrella Falls	10,550	—	—	14,297	—	—	—	24,847	24,847	—	24,847
Fiesta Mall	19,445	99,116	—	52,003	20,483	112,620	78	37,383	170,564	13,463	157,101
Flagstaff Mall	5,480	31,773	—	9,909	5,480	41,550	132	—	47,162	6,709	40,453
FlatIron Crossing	21,823	286,809	—	18,110	20,388	278,310	100	27,944	326,742	48,870	277,872
FlatIron Peripheral	6,205	—	—	(50)	6,155	—	—	—	6,155	—	6,155
Former Mervyn's locations	82,998	240,872	—	475	82,998	238,244	—	3,103	324,345	9,899	314,446
Freehold Raceway Mall	164,986	362,841	—	90,951	178,875	436,775	1,049	2,079	618,778	41,949	576,829
Fresno Fashion Fair	17,966	72,194	—	39,454	17,966	110,613	1,035	—	129,614	31,068	98,546
Great Northern Mall	12,187	62,657	—	6,322	12,647	67,555	405	559	81,166	8,725	72,441
Green Tree Mall	4,947	14,925	332	28,883	4,947	43,540	600	—	49,087	32,336	16,751
Hilton Village	—	19,067	—	1,165	—	20,218	14	—	20,232	2,024	18,208
La Cumbre Plaza	18,122	21,492	—	18,185	17,280	38,198	125	2,196	57,799	6,313	51,486
Macerich Cerritos Adjacent, LLC	—	6,448	—	(5,692)	—	756	—	—	756	154	602
Macerich Management Co.	—	2,237	26,562	48,051	580	5,845	64,079	6,346	76,850	26,678	50,172
Macerich Property Management Co., LLC	—	—	2,808	(1,664)	—	1,144	—	—	1,144	1,060	84
MACWH, LP	—	25,771	—	1,306	—	27,770	849	(1,542)	27,077	3,297	23,780
Northgate Mall	8,400	34,865	841	43,755	13,414	50,647	720	23,080	87,861	31,124	56,737
Northridge Mall	20,100	101,170	—	10,448	20,100	110,773	641	204	131,718	18,101	113,617
Oaks, The	32,300	117,156	—	215,795	44,710	274,688	702	45,151	365,251	26,502	338,749
One Scottsdale	—	—	—	94	—	—	—	94	94	—	94
Pacific View	8,697	8,696	—	110,573	7,854	118,406	1,273	433	127,966	28,813	99,153
Palisene	—	2,759	—	12,199	—	—	—	14,958	14,958	—	14,958
Panorama Mall	4,373	17,491	—	4,244	4,373	20,780	234	721	26,108	3,776	22,332
Paradise Valley Mall	24,565	125,996	—	28,054	22,580	125,801	889	29,345	178,615	23,866	154,749
Paradise Village Ground Leases	8,880	2,489	—	7,018	15,063	3,226	—	98	18,387	343	18,044
Prasada	6,365	—	—	19,589	—	—	—	25,954	25,954	—	25,954

THE MACERICH COMPANY

Schedule III—Real Estate and Accumulated Depreciation

December 31, 2008

(Dollars in thousands)

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
				Cost Capitalized Subsequent to Acquisition							Total Cost Net of Accumulated Depreciation
Shopping Centers Entities	Land	Building and Improvements	Equipment and Furnishings		Land	Building and Improvements	Furniture, Fixtures and Equipment	Construction in Progress	Total	Accumulated Depreciation
Prescott Gateway	$5,733	$49,778	$—	$4,498	$5,733	$54,088	$162	$26	$60,009	$11,836	$48,173
Prescott Peripheral	—	—	—	5,586	1,345	4,241	—	—	5,586	474	5,112
Promenade at Casa Grande	15,089	—	—	99,333	11,497	102,878	47	—	114,422	4,060	110,362
PVOP II	1,150	1,790	—	3,504	2,300	3,849	295	—	6,444	1,373	5,071
Queens Center	21,460	86,631	8	285,215	37,160	353,066	3,088	—	393,314	62,320	330,994
Rimrock Mall	8,737	35,652	—	10,243	8,737	45,411	450	34	54,632	14,832	39,800
Rotterdam Square	7,018	32,736	—	2,336	7,285	34,516	289	—	42,090	5,093	36,997
Salisbury, The Centre at	15,290	63,474	31	23,506	15,284	86,040	977	—	102,301	27,219	75,082
Santa Monica Place	26,400	105,600	—	81,166	11,945	5,624	—	195,597	213,166	508	212,658
SanTan Village Regional Center	7,827	—	—	180,776	6,344	181,546	645	68	188,603	9,912	178,691
SanTan Adjacent Land	29,414	—	—	1,393	—	—	—	30,807	30,807	—	30,807
Shoppingtown Mall	11,927	61,824	—	13,460	12,371	71,293	185	3,362	87,211	7,766	79,445
Somersville Town Center	4,096	20,317	1,425	15,133	4,099	36,373	499	—	40,971	18,685	22,286
South Plains Mall	23,100	92,728	—	11,953	23,100	102,464	872	1,345	127,781	29,149	98,632
South Towne Center	19,600	78,954	—	23,806	20,360	101,097	903	—	122,360	30,277	92,083
Superstition Springs Power Center	1,618	4,420	—	1	1,618	4,397	24	—	6,039	804	5,235
The Macerich Partnership, L.P.	—	2,534	—	11,246	212	1,593	5,268	6,707	13,780	932	12,848
The Shops at Tangerine (Marana)	36,158	—	—	(11,640)	—	—	—	24,518	24,518	—	24,518
Towne Mall	6,652	31,184	—	1,137	6,890	31,999	84	—	38,973	4,545	34,428
The Marketplace at Flagstaff Mall	—	—	—	50,309	—	50,295	6	8	50,309	2,328	47,981
Tucson La Encantada	12,800	19,699	—	55,015	12,800	74,478	236	—	87,514	17,162	70,352
Twenty Ninth Street	50	37,793	64	199,700	23,599	213,168	840	—	237,607	41,319	196,288
Valley River	24,854	147,715	—	9,699	24,854	156,956	458	—	182,268	14,207	168,061
Valley View Center	17,100	68,687	—	48,797	23,862	108,872	1,730	120	134,584	35,076	99,508
Victor Valley, Mall at	15,700	75,230	—	43,713	22,564	111,127	875	77	134,643	13,822	120,821
Village Center	2,250	4,459	—	8,538	4,500	10,734	13	—	15,247	2,676	12,571
Village Crossroads	3,100	4,493	—	10,190	6,200	11,573	10	—	17,783	1,900	15,883
Village Fair North	3,500	8,567	—	14,587	7,000	19,642	12	—	26,654	4,088	22,566
Village Plaza	3,423	8,688	—	5,495	3,423	14,128	22	33	17,606	1,799	15,807
Village Square I	—	2,844	—	852	358	3,334	4	—	3,696	476	3,220
Village Square II	—	8,492	—	4,949	4,389	9,049	3	—	13,441	1,797	11,644
Vintage Faire Mall	14,902	60,532	—	45,021	14,696	93,713	680	11,366	120,455	28,534	91,921
Waddell Center West	12,056	—	—	2,088	—	—	—	14,144	14,144	—	14,144
Westcor / Queen Creek	—	—	—	279	—	—	—	279	279	—	279
Westside Pavilion	34,100	136,819	—	55,063	34,100	188,774	3,085	23	225,982	47,723	178,259
Wilton Mall	19,743	67,855	—	6,544	19,810	73,622	155	555	94,142	8,021	86,121

	$1,164,711	$3,894,722	$32,073	$2,264,197	$1,135,013	$5,517,926	$101,991	$600,773	$7,355,703	$984,384	$6,371,319

THE MACERICH COMPANY

Schedule III—Real Estate and Accumulated Depreciation

December 31, 2008

(Dollars in thousands)

Depreciation of the Company's investment in buildings and improvements reflected in the statements of income are calculated over the estimated useful lives of the asset as follows:

Buildings and improvements	5 - 40 years
Tenant improvements	5 - 7 years
Equipment and furnishings	5 - 7 years

        The changes in total real estate assets for the three years ended December 31, 2008 are as follows:

	2008	2007	2006
Balances, beginning of year	$7,078,802	$6,356,156	$6,017,546
Additions	349,272	764,972	839,445
Dispositions and retirements	(72,371)	(42,326)	(500,835)

Balances, end of year	$7,355,703	$7,078,802	$6,356,156

        The changes in accumulated depreciation for the three years ended December 31, 2008 are as follows:

	2008	2007	2006
Balances, beginning of year	$891,329	$738,277	$719,842
Additions	193,685	178,424	220,885
Dispositions and retirements	(100,630)	(25,372)	(202,450)

Balances, end of year	$984,384	$891,329	$738,277

PACIFIC PREMIER RETAIL TRUST

Schedule III—Real Estate and Accumulated Depreciation

December 31, 2008

(Dollars in thousands)

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
				Cost Capitalized Subsequent to Acquisition							Total Cost Net of Accumulated Depreciation
Shopping Centers Entities	Land	Building and Improvements	Equipment and Furnishings		Land	Building and Improvements	Furniture, Fixtures and Equipment	Construction in Progress	Total	Accumulated Depreciation
Cascade Mall	$8,200	$32,843	$—	$4,303	$8,200	$36,780	$366	$—	$45,346	$9,964	$35,382
Creekside Crossing	620	2,495	—	258	620	2,753	—	—	3,373	702	2,671
Cross Court Plaza	1,400	5,629	—	428	1,400	6,057	—	—	7,457	1,569	5,888
Kitsap Mall	13,590	56,672	—	4,339	13,486	60,973	142	—	74,601	16,295	58,306
Kitsap Place Mall	1,400	5,627	—	3,019	1,400	8,646	—	—	10,046	1,938	8,108
Lakewood Mall	48,025	125,759	—	65,092	48,025	171,253	811	18,787	238,876	37,651	201,225
Los Cerritos Center	65,179	146,497	—	24,133	65,271	153,976	2,127	14,435	235,809	35,278	200,531
Northpoint Plaza	1,400	5,627	—	681	1,397	6,311	—	—	7,708	1,574	6,134
Redmond Town Center	18,381	73,868	—	22,241	17,864	96,355	238	33	114,490	24,021	90,469
Redmond Office	20,676	90,929	—	15,235	20,676	106,164	—	—	126,840	25,260	101,580
Stonewood Mall	30,902	72,104	—	8,279	30,902	79,163	1,220	—	111,285	19,663	91,622
Washington Square Mall	33,600	135,084	—	71,274	33,600	204,482	1,873	3	239,958	45,392	194,566
Washington Square Too	4,000	16,087	—	812	4,000	16,275	57	567	20,899	4,149	16,750

	$247,373	$769,221	$—	$220,094	$246,841	$949,188	$6,834	$33,825	$1,236,688	$223,456	$1,013,232

PACIFIC PREMIER RETAIL TRUST

Schedule III—Real Estate and Accumulated Depreciation

December 31, 2008

(Dollars in thousands)

Depreciation of the Company's investment in buildings and improvements reflected in the statements of income are calculated over the estimated useful lives of the asset as follows:

Buildings and improvements	5 - 40 years
Tenant improvements	5 - 7 years
Equipment and furnishings	5 - 7 years

        The changes in total real estate assets for the three years ended December 31, 2008 are as follows:

	2008	2007	2006
Balances, beginning of year	$1,177,775	$1,159,416	$1,136,940
Additions	63,838	18,359	22,476
Dispositions and retirements	(4,926)	—	—

Balances, end of year	$1,236,688	$1,177,775	$1,159,416

        The changes in accumulated depreciation for the three years ended December 31, 2008 are as follows:

	2008	2007	2006
Balances, beginning of year	$198,796	$171,596	$145,186
Additions	29,586	27,200	26,410
Dispositions and retirements	(4,926)	—	—

Balances, end of year	$223,456	$198,796	$171,596

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2009.

THE MACERICH COMPANY
By	/s/ ARTHUR M. COPPOLA Arthur M. Coppola Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ ARTHUR M. COPPOLA Arthur M. Coppola	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2009
/s/ MACE SIEGEL Mace Siegel	Founder and Chairman Emeritus and Director	February 27, 2009
/s/ DANA K. ANDERSON Dana K. Anderson	Vice Chairman of the Board	February 27, 2009
/s/ EDWARD C. COPPOLA Edward C. Coppola	President and Director	February 27, 2009
/s/ JAMES COWNIE James Cownie	Director	February 27, 2009
/s/ DIANA LAING Diana Laing	Director	February 27, 2009
/s/ FREDERICK HUBBELL Frederick Hubbell	Director	February 27, 2009

Signature	Capacity	Date

/s/ STANLEY MOORE Stanley Moore	Director	February 27, 2009
/s/ DR. WILLIAM SEXTON Dr. William Sexton	Director	February 27, 2009
/s/ THOMAS E. O'HERN Thomas E. O'Hern	Senior Executive Vice President, Treasurer and Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)	February 27, 2009

EXHIBIT INDEX

Exhibit Number	Description	Sequentially Numbered Page
3.1*	Articles of Amendment and Restatement of the Company
3.1.1**	Articles Supplementary of the Company
3.1.2###	Articles Supplementary of the Company (with respect to the first paragraph)
3.1.3*******	Articles Supplementary of the Company (Series D Preferred Stock)
3.1.4******#	Articles Supplementary of the Company
3.1.5	Articles of Amendment (declassification of Board)
3.1.6***	Articles Supplementary
3.2***	Amended and Restated Bylaws of the Company (February 5, 2009)
4.1*****	Form of Common Stock Certificate
4.2********#	Form of Preferred Stock Certificate (Series D Preferred Stock)
4.3**########	Indenture, dated as of March 16, 2007, among the Company, the Operating Partnership and Deutsche Bank Trust Company Americas (includes form of the Notes and Guarantee)
10.1********	Amended and Restated Limited Partnership Agreement for the Operating Partnership dated as of March 16, 1994
10.1.1****	Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated June 27, 1997
10.1.2******	Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated November 16, 1997
10.1.3******	Fourth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated February 25, 1998
10.1.4******	Fifth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated February 26, 1998
10.1.5###	Sixth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated June 17, 1998
10.1.6###	Seventh Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated December 23, 1998
10.1.7#######	Eighth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated November 9, 2000

Exhibit Number	Description	Sequentially Numbered Page
10.1.8*******	Ninth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated July 26, 2002
10.1.9####	Tenth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated October 26, 2006
10.1.10**########	Eleventh Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated as of March 16, 2007
10.1.11**###	Form of Twelfth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership
10.2	Employment Agreement between the Company and Tony Grossi(1)
10.2.1	Consulting Agreement between the Company and Mace Siegel(1)
10.3******	Amended and Restated 1994 Incentive Plan(1)
10.3.1########	Amendment to the Amended and Restated 1994 Incentive Plan dated as of March 31, 2001(1)
10.3.2*******#	Amendment to the Amended and Restated 1994 Incentive Plan (October 29, 2003)(1)
10.4#	1994 Eligible Directors' Stock Option Plan(1)
10.4.1*******#	Amendment to 1994 Eligible Directors Stock Option Plan (October 29, 2003)(1)
10.5*******#	Amended and Restated Deferred Compensation Plan for Executives (2003)(1)
10.5.1	Amendment Number 1 to Amended and Restated Deferred Compensation Plan for Executives (October 30, 2008)(1)
10.5.2**##	2005 Deferred Compensation Plan for Executives(1)
10.5.3	Amendment Number 1 to 2005 Deferred Compensation Plan for Executives (October 30, 2008)(1)
10.6*******#	Amended and Restated Deferred Compensation Plan for Senior Executives (2003)(1)
10.6.1	Amendment Number 1 to Amended and Restated Deferred Compensation Plan for Senior Executives (October 30, 2008)(1)
10.6.2**##	2005 Deferred Compensation Plan for Senior Executives(1)
10.6.3	Amendment Number 1 to 2005 Deferred Compensation Plan for Senior Executives (October 30, 2008)(1)
10.7**##	Eligible Directors' Deferred Compensation/Phantom Stock Plan (as amended and restated as of January 1, 2005)(1)

Exhibit Number	Description	Sequentially Numbered Page
10.7.1	Amendment Number 1 to Eligible Directors' Deferred Compensation/Phantom Stock Plan (December 11, 2008)(1)
10.8********	Executive Officer Salary Deferral Plan(1)
10.8.1*******#	Amendment Nos. 1 and 2 to Executive Officer Salary Deferral Plan(1)
10.8.2**##	Amendment No. 3 to Executive Officer Salary Deferral Plan(1)
10.8.3	Amendment Number 4 to Executive Officer Salary Deferral Plan (November 24, 2008)(1)
10.8.4	Amendment Number 5 to Executive Officer Salary Deferral Plan (November 24, 2008)(1)
10.8.5	Amendment Number 6 to Executive Officer Salary Deferral Plan (November 24, 2008)(1)
10.9********	Registration Rights Agreement, dated as of March 16, 1994, between the Company and The Northwestern Mutual Life Insurance Company
10.10********	Registration Rights Agreement, dated as of March 16, 1994, among the Company and Mace Siegel, Dana K. Anderson, Arthur M. Coppola and Edward C. Coppola
10.11********	Registration Rights Agreement, dated as of March 16, 1994, among the Company, Richard M. Cohen and MRII Associates
10.12******	Registration Rights Agreement dated as of February 25, 1998 between the Company and Security Capital Preferred Growth Incorporated
10.13********	Incidental Registration Rights Agreement dated March 16, 1994
10.14******	Incidental Registration Rights Agreement dated as of July 21, 1994
10.15******	Incidental Registration Rights Agreement dated as of August 15, 1995
10.16******	Incidental Registration Rights Agreement dated as of December 21, 1995
10.17******	List of Omitted Incidental/Demand Registration Rights Agreements
10.18###	Redemption, Registration Rights and Lock-Up Agreement dated as of July 24, 1998 between the Company and Harry S. Newman, Jr. and LeRoy H. Brettin
10.19	Form of Indemnification Agreement between the Company and its executive officers and directors
10.20*******	Form of Registration Rights Agreement with Series D Preferred Unit Holders

Exhibit Number	Description	Sequentially Numbered Page
10.20.1*******	List of Omitted Registration Rights Agreements
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
10.23##	Form of Incidental Registration Rights Agreement between the Company and various investors dated as of July 26, 2002
10.23.1##	List of Omitted Incidental Registration Rights Agreements

Exhibit Number	Description	Sequentially Numbered Page
10.24*#	Tax Matters Agreement dated as of July 26, 2002 between The Macerich Partnership L.P. and the Protected Partners
10.24.1**###	Tax Matters Agreement (Wilmorite)
10.25#######	2000 Incentive Plan effective as of November 9, 2000 (including 2000 Cash Bonus/Restricted Stock Program and Stock Unit Program and Award Agreements)(1)
10.25.1########	Amendment to the 2000 Incentive Plan dated March 31, 2001(1)
10.25.2*******#	Amendment to 2000 Incentive Plan (October 29, 2003)(1)
10.26#######	Form of Stock Option Agreements under the 2000 Incentive Plan(1)
10.27****#	2003 Equity Incentive Plan(1)
10.27.1*******#	Amendment to 2003 Equity Incentive Plan (October 29, 2003)(1)
10.27.2***##	Amended and Restated Cash Bonus/Restricted Stock and LTIP Unit Award Program under the 2003 Equity Incentive Plan(1)
10.28	Form of Restricted Stock Award Agreement under 2003 Equity Incentive Plan(1)
10.29	Form of Stock Unit Award Agreement under 2003 Equity Incentive Plan(1)
10.30	Form of Employee Stock Option Agreement under 2003 Equity Incentive Plan(1)
10.31	Form of Non-Qualified Stock Option Grant under 2003 Equity Incentive Plan(1)
10.32	Form of Restricted Stock Award Agreement for Non-Management Directors(1)
10.32.1####	Form of LTIP Award Agreement under 2003 Equity Incentive Plan (Performance-Based)(1)
10.32.2***#	Form of LTIP Award Agreement under 2003 Equity Incentive Plan (Service-Based)(1)
10.32.3	Form of Stock Appreciation Right under 2003 Equity Incentive Plan(1)
10.33****#	Employee Stock Purchase Plan
10.33.1*****#	Amendment 2003-1 to Employee Stock Purchase Plan (October 29, 2003)
10.34	Form of Management Continuity Agreement(1)
10.34.1	List of Omitted Management Continuity Agreements(1)

Exhibit Number	Description	Sequentially Numbered Page
10.35*******#	Registration Rights Agreement dated as of December 18, 2003 by the Operating Partnership, the Company and Taubman Realty Group Limited Partnership (Registration rights assigned by Taubman to three assignees)
10.36**###	2005 Amended and Restated Agreement of Limited Partnership of MACWH, LP dated as of April 25, 2005
10.37**###	Registration Rights Agreement dated as of April 25, 2005 among the Company and the persons names on Exhibit A thereto
10.38**########	Registration Rights Agreement, dated as of March 16, 2007, among the Company, J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc.
10.39	Description of Director and Executive Compensation Arrangements(1)
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm (Deloitte and Touche LLP)
31.1	Section 302 Certification of Arthur Coppola, Chief Executive Officer
31.2	Section 302 Certification of Thomas O'Hern, Chief Financial Officer
32.1	Section 906 Certifications of Arthur Coppola and Thomas O'Hern
99.1	List of former Mervyn's stores in the Company's portfolio
99.2**########	Capped Call Confirmation dated as of March 12, 2007 by and among the Company, Deutsche Bank AG, London Branch and Deutsche Bank AG, New York Branch
99.2.1**########	Amendment to Capped Call Confirmation dated as of March 15, 2007, by and among the Company, Deutsche Bank AG, London Branch and Deutsche Bank AG, New York Branch
99.3**########	Capped Call Confirmation dated as of March 12, 2007 by and between the Company and JPMorgan Chase Bank, National Association
99.3.1**########	Amendment to Capped Call Confirmation dated as of March 15, 2007 by and between the Company and JPMorgan Chase Bank, National Association

*	Previously filed as an exhibit to the Company's Registration Statement on Form S-11, as amended (No. 33-68964), and incorporated herein by reference.
**	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date May 30, 1995, and incorporated herein by reference.
***	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date February 5, 2009, and incorporated herein by reference.
****	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date June 20, 1997, and incorporated herein by reference.
*****	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date November 10, 1998, as amended, and incorporated herein by reference.
******	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.
*******	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date July 26, 2002 and incorporated herein by reference.
********	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
#	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference.
##	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 2002, and incorporated herein by reference.
###	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.
####	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.
#######	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.
########	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference.
*#	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.
***#	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.
****#	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference.

*****#	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.
******#	Previously filed as an exhibit to the Company's Registration Statement on Form S-3, as amended (No. 333-88718), and incorporated herein by reference.
*******#	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
********#	Previously filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-107063), and incorporated herein by reference.
**##	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
**###	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date April 25, 2005, and incorporated herein by reference.
**######	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date July 20, 2006, and incorporated herein by reference.
**########	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date March 16, 2007, and incorporated herein by reference.
***##	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference.
(1)	Represents a management contract, or compensatory plan, contract or arrangement required to be filed pursuant to Regulation S-K.