Form 10-Q
period 2009-03-31
MACERICH CO
filed 2009-05-11
CIK 912242

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

YES ☒        NO ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File, required to be submitted and posted to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☐        NO ☐

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

YES ☐        NO ☒

        Number of shares outstanding as of May 7, 2009 of the registrant's common stock, par value $.01 per share: 77,033,475 shares

 THE MACERICH COMPANY

FORM 10-Q

INDEX

THE MACERICH COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value and share amounts)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS:
Property, net	$6,381,085	$6,371,319
Cash and cash equivalents	79,536	66,529
Restricted cash	62,929	61,707
Marketable securities	28,022	27,943
Tenant and other receivables, net	97,143	118,374
Deferred charges and other assets, net	332,602	339,662
Loans to unconsolidated joint ventures	1,050	932
Due from affiliates	6,190	9,124
Investments in unconsolidated joint ventures	1,046,947	1,094,845

Total assets	$8,035,504	$8,090,435

LIABILITIES, NONCONTROLLING INTERESTS AND EQUITY:
Mortgage notes payable:
Related parties	$370,628	$306,859
Others	3,348,264	3,373,116

Total	3,718,892	3,679,975
Bank and other notes payable	2,266,468	2,260,443
Accounts payable and accrued expenses	79,520	114,502
Other accrued liabilities	249,728	289,146
Investments in unconsolidated joint ventures	72,362	80,915
Preferred dividends payable	243	243

Total liabilities	6,387,213	6,425,224

Noncontrolling interests	23,327	23,327

Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $.01 par value, 145,000,000 shares authorized, 77,032,167 and 76,883,634 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	770	769
Additional paid-in capital	1,725,155	1,721,256
Accumulated deficit	(322,437)	(274,834)
Accumulated other comprehensive loss	(24,783)	(53,425)

Total stockholders' equity	1,378,705	1,393,766
Noncontrolling interests	246,259	248,118

Total equity	1,624,964	1,641,884

Total liabilities, noncontrolling interests and equity	$8,035,504	$8,090,435

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
Revenues:
Minimum rents	$127,473	$131,151
Percentage rents	2,801	2,704
Tenant recoveries	64,910	67,656
Management Companies	8,541	9,691
Other	7,054	6,329

Total revenues	210,779	217,531

Expenses:
Shopping center and operating expenses	70,770	70,624
Management Companies' operating expenses	23,431	18,344
REIT general and administrative expenses	5,258	4,403
Depreciation and amortization	64,911	60,654

	164,370	154,025

Interest expense:
Related parties	5,790	3,696
Other	64,149	70,673

	69,939	74,369
Gain on early extinguishment of debt	(22,474)	—

Total expenses	211,835	228,394
Equity in income of unconsolidated joint ventures	15,926	22,298
Income tax benefit (provision)	801	(301)
Gain on sale or write-down of assets	773	674

Income from continuing operations	16,444	11,808

Discontinued operations:
(Loss) gain on sale of assets	(17)	99,263
(Loss) income from discontinued operations	(6)	590

Total (loss) income from discontinued operations	(23)	99,853

Net income	16,421	111,661
Less net income attributable to noncontrolling interests	2,405	16,597

Net income attributable to the Company	14,016	95,064
Less: preferred dividends	—	2,454

Net income available to common stockholders	$14,016	$92,610

Earnings per common share attributable to the Company—basic:
Income from continuing operations	$0.18	$0.09
Discontinued operations	—	1.18

Net income available to common stockholders	$0.18	$1.27

Earnings per common share attributable to the Company—diluted:
Income from continuing operations	$0.18	$0.12
Discontinued operations	—	1.13

Net income available to common stockholders	$0.18	$1.25

Weighted average number of common shares outstanding:
Basic	76,897,000	72,342,000

Diluted	88,551,000	88,290,000

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands, except per share data)

(Unaudited)

	Stockholders' Equity
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance January 1, 2009	76,883,634	$769	$1,721,256	$(274,834)	$(53,425)	$1,393,766	$248,118	$1,641,884	$23,327

Comprehensive income:
Net income	—	—	—	14,016	—	14,016	2,405	16,421	—
Interest rate swap/cap agreements	—	—	—	—	28,642	28,642	4,348	32,990	—

Total comprehensive income	—	—	—	14,016	28,642	42,658	6,753	49,411	—
Amortization of share and unit-based plans	148,533	1	3,801	—	—	3,802	575	4,377	—
Distributions paid ($0.80) per share	—	—	—	(61,619)	—	(61,619)	—	(61,619)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(9,641)	(9,641)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	1,473	1,473	—
Adjustment of noncontrolling interests in Operating Partnership	—	—	98	—	—	98	(1,019)	(921)	—

Balance March 31, 2009	77,032,167	$770	$1,725,155	$(322,437)	$(24,783)	$1,378,705	$246,259	$1,624,964	$23,327

	Stockholders' Equity
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance January 1, 2008 (as previously reported)	72,311,763	$723	$1,367,566	$(193,932)	$(24,508)	$1,149,849	$—	$1,149,849	$322,619
Adjustment for cumulative effect of adoption of accounting principles	—	—	60,558	(9,573)	—	50,985	233,867	284,852	—

Balance January 1, 2008 (as adjusted)	72,311,763	723	1,428,124	(203,505)	(24,508)	1,200,834	233,867	1,434,701	322,619

Comprehensive income:
Net income	—	—	—	95,064	—	95,064	16,597	111,661	—
Reclassification of deferred losses					205	205	36	241	—
Interest rate swap/cap agreements	—	—	—	—	(20,336)	(20,336)	(3,521)	(23,857)	—

Total comprehensive income	—	—	—	95,064	(20,131)	74,933	13,112	88,045	—
Amortization of share and unit-based plans	187,107	2	4,392	—		4,394	763	5,157	—
Exercise of stock options	35,000	—	758	—		758	132	890	—
Distributions paid ($0.80) per share	—	—	—	(58,046)	—	(58,046)	—	(58,046)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(10,416)	(10,416)	—
Preferred dividends			(2,091)			(2,091)	(363)	(2,454)	—
Redemption of redeemable noncontrolling interests			147,247			147,247	25,558	172,805	(299,292)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,987	1,987	—
Adjustment of noncontrolling interests in Operating Partnership	—	—	27,960	—	—	27,960	3,925	31,885	—

Balance March 31, 2008	72,533,870	$725	$1,606,390	$(166,487)	$(44,639)	$1,395,989	$268,565	$1,664,554	$23,327

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	16,421	111,661
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on early extinguishment of debt	(22,474)	—
Gain on sale or write-down of assets	(773)	(674)
Loss (gain) on sale of assets of discontinued operations	17	(99,263)
Depreciation and amortization	67,396	62,860
Amortization of net premium on mortgage, bank and other notes payable	222	1,462
Amortization of share and unit-based plans	2,615	2,886
Equity in income of unconsolidated joint ventures	(15,926)	(22,298)
Distributions of income from unconsolidated joint ventures	3,905	3,241
Changes in assets and liabilities, net of acquisitions and dispositions:
Tenant and other receivables, net	12,546	17,244
Other assets	36,081	(28,805)
Accounts payable and accrued expenses	(37,809)	(26,510)
Due from affiliates	2,934	173
Other accrued liabilities	(43,582)	13,019

Net cash provided by operating activities	21,573	34,996

Cash flows from investing activities:
Acquisitions of property, development, redevelopment and property improvements	(55,959)	(127,159)
Redemption of Rochester Properties	—	(18,873)
Maturities of marketable securities	—	192
Deferred leasing costs	(8,929)	(8,373)
Distributions from unconsolidated joint ventures	71,505	17,456
Contributions to unconsolidated joint ventures	(9,999)	(111,521)
(Repayments of) proceeds from loans to unconsolidated joint ventures	(118)	228
Proceeds from sale of assets	2,480	1,037
Restricted cash	(1,222)	2,240

Net cash used in investing activities	(2,242)	(244,773)

Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	206,430	346,447
Payments on mortgages, bank and other notes payable	(107,943)	(84,557)
Repurchase of Senior Notes	(30,964)
Deferred financing costs	(2,191)	(79)
Proceeds from share and unit-based plans	—	890
Dividends and distributions	(71,263)	(67,305)
Dividends to preferred stockholders/preferred unitholders	(393)	(6,632)

Net cash (used in) provided by financing activities	(6,324)	188,764

Net increase (decrease) in cash	13,007	(21,013)
Cash and cash equivalents, beginning of period	66,529	85,273

Cash and cash equivalents, end of period	$79,536	$64,260

Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$73,329	$82,166

Non-cash transactions:
Acquisition of noncontrolling interest in properties	$—	$205,520

Deposits contributed to unconsolidated joint ventures and the purchase of properties	$—	$51,943

Accrued development costs included in accounts payable and accrued expenses
and other accrued liabilities	$58,084	$50,043

Accrued preferred dividend payable	$243	$2,454

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

        The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of March 31, 2009, the Company was the sole general partner of and held an 87% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The interests in the Operating Partnership are known as OP Units. OP Units not held by the Company are redeemable, at the election of the holder, and the Company may redeem them on a one-for-one basis for the Company's stock or cash at the Company's option.

        The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. The 13% limited partnership interest of the Operating Partnership not owned by the Company is reflected in these consolidated financial statements as noncontrolling interests in permanent equity.

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

2. Summary of Significant Accounting Policies: (Continued)

        The Company allocates net income to the Operating Partnership based on the weighted average ownership interest during the period. The net income of the Operating Partnership that is attributable to outside third parties is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership at the end of each period to reflect its ownership interest in the Company. The Company had an 87% ownership interest in the Operating Partnership as of March 31, 2009 and December 31, 2008. The remaining 13% limited partnership interest as of March 31, 2009 and December 31, 2008 was owned by certain of the Company's executive officers and directors, certain of their affiliates, and other third party investors in the form of OP Units. The OP Units may be redeemed on a one-for-one basis for common shares or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $.01 per share, as reported on the New York Stock Exchange for the ten trading days ending on the respective balance sheet date. Accordingly, as of March 31, 2009 and December 31, 2008, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $79,857 and $227,091, respectively.

        The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for the interim periods have been made. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying consolidated balance sheet as of December 31, 2008 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

        All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Cash and Cash Equivalents and Restricted Cash:

        The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents, for which cost approximates fair value. Restricted cash includes impounds of property taxes and other capital reserves required under the loan agreements.

Tenant and Other Receivables, net:

        Included in tenant and other receivables, net is an allowance for doubtful accounts of $5,076 and $3,754 at March 31, 2009 and December 31, 2008, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

2. Summary of Significant Accounting Policies: (Continued)

        Included in tenant and other receivables, net are the following notes receivable:

        On March 31, 2006, the Company received a note receivable that is secured by a deed of trust, bears interest at 5.5% and matures on March 31, 2031. At March 31, 2009 and December 31, 2008, the note had a balance of $9,394 and $9,450, respectively.

        On January 1, 2008, as part of the Rochester Redemption (See Note 13—Discontinued Operations), the Company received an unsecured note receivable that bears interest at 9.0% and matures on June 30, 2011. The balance on the note at March 31, 2009 and December 31, 2008 was $11,763.

Recent Accounting Pronouncements:

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position ("FSP") SFAS 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP SFAS 157-1") and FSP SFAS 157-2, "Effective Date of SFAS No. 157" ("FSP SFAS 157-2"). FSP SFAS 157-1 amends SFAS No. 157 to exclude from the scope of SFAS No. 157 certain leasing transactions accounted for under SFAS No. 13, "Accounting for Leases." The adoption of FSP SFAS 157-1, effective January 1, 2008, did not have a material impact on the Company's consolidated financial statements. FSP SFAS 157-2 amended SFAS No. 157 to defer the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. The Company adopted FSP SFAS 157-2 effective January 1, 2008. In addition, in October 2008, the FASB issued FSP SFAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP SFAS 157-3") effective upon issuance. FSP SFAS 157-3 clarified the application of SFAS No. 157 to financial instruments in an inactive market. FSP SFAS 157-3 did not have a material impact on the Company's consolidated financial statements. In April 2009, the FASB issued FSP SFAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP SFAS 157-4"), which relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. FSP SFAS 157-4 reaffirmed the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP SFAS 157-4 will be effective for interim and annual periods after June 15, 2009, and will be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The early adoption of FSP SFAS 157-4 on January 1, 2009 did not have a material impact on the Company's consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." SFAS No. 141(R) requires an acquiring entity to recognize acquired assets and assumed liabilities in a transaction at fair value as of the acquisition date and changes the accounting treatment for certain items, including acquisition costs, which will be required to be expensed as incurred. The adoption of

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

2. Summary of Significant Accounting Policies: (Continued)

SFAS No. 141(R) on January 1, 2009 did not have a material impact on the Company's consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51." SFAS No. 160 requires that noncontrolling interests be presented as a component of consolidated equity and eliminates "minority interest accounting" such that the amount of net income attributable to the noncontrolling interests will be presented as part of consolidated net income on the consolidated statements of operations. The Company adopted SFAS No. 160 on January 1, 2009. See Note 18—Cumulative Effect of Adoption of Accounting Principles for a summary of the impact of the adoption of SFAS No. 160 on the Company's consolidated financial statements.

        In March 2008, FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133." SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives and quantitative disclosures about the fair value of and gains and losses on derivative instruments. The Company adopted SFAS No. 161 on January 1, 2009. See Note 5—Derivative Instruments and Hedging Activities for disclosures in accordance with SFAS No. 161.

        In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled Upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). This new standard requires the initial proceeds from convertible debt that may be settled in cash to be bifurcated between a liability component and an equity component. The objective of the guidance is to require the liability and equity components of convertible debt to be separately accounted for in a manner such that the interest expense recorded on the convertible debt would not equal the contractual rate of interest on the convertible debt, but instead would be recorded at a rate that would reflect the issuer's conventional non-convertible debt borrowing rate at the date of issuance. This is accomplished through the creation of a discount on the debt that would be accreted using the effective interest method as additional non-cash interest expense over the period the debt is expected to remain outstanding. The Company adopted FSP APB 14-1 on January 1, 2009. See Note 18—Cumulative Effect of Adoption of Accounting Principles for a summary of the impact of the adoption of FSP APB 14-1 on the Company's consolidated financial statements.

        In June 2008, the FASB issued FSP EITF No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." The adoption of FSP EITF No. 03-6-1 on January 1, 2009 did not have a material impact on the Company's consolidated financial statements.

        In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock." Paragraph 11(a) of SFAS No. 133, Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF No. 07-5 provided a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

2. Summary of Significant Accounting Policies: (Continued)

qualify for the SFAS No. 133 paragraph 11(a) scope exception. The adoption of EITF No. 07-5 on January 1, 2009 did not have an impact on the Company's consolidated financial statements.

        In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. FSP SFAS 107-1 and APB 28-1 requires disclosures on a quarterly basis that provide qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted FSP FAS 107-1 and APB 28-1 on January 1, 2009 and has provided these disclosures in Note 9—Mortgage Notes Payable and Note 10—Bank and Other Notes Payable.

        In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments." FSP SFAS 115-2 and SFAS 124-2 is intended to bring greater consistency to the timing of impairment recognition and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. It also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. FSP SFAS 115-2 and SFAS 124-2 will be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The early adoption of FSP SFAS 115-2 and SFAS 124-2 on January 1, 2009, did not have a significant impact on the Company's consolidated financial statements.

3. Earnings per Share ("EPS"):

        The computation of basic earnings per share is calculated by dividing (i) net income available to common stockholders less an allocation to participating securities pursuant to the two-class method by (ii) the weighted average number of common vested shares outstanding for the three months ended March 31, 2009 and 2008. The computation of diluted earnings per share includes the dilutive effect of share and unit-based compensation plans and convertible senior notes calculated using the treasury stock method and the dilutive effect of all other dilutive securities calculated using the "if converted" method. The OP Units and common units of MACWH, LP, a Delaware limited partnership and subsidiary of the Company ("MACWH, LP"), not held by the Company have been included in the diluted EPS calculation since they may be redeemed on a one-for-one basis for stock or cash, at the Company's option.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

3. Earnings per Share ("EPS"): (Continued)

        The following table reconciles the basic and diluted earnings per share calculation:

	March 31,
	2009	2008
Numerator
Income from continuing operations	$16,444	$11,808
(Loss) income from discontinued operations	(23)	99,853
Income attributable to noncontrolling interests	(2,405)	(16,597)

Net income attributable to the Company	14,016	95,064
Preferred dividends	—	(2,454)
Allocation of earnings to participating securities	(212)	(581)

Numerator for basic earnings per share—net income available to common stockholders	13,804	92,029
Effect of assumed conversions:
Partnership units	2,124	16,074
Convertible preferred stock	—	2,454

Numerator for diluted earnings per share—net income available to common stockholders	$15,928	$110,557

Denominator
Denominator for basic earnings per share—weighted average number of common vested shares outstanding	76,897	72,342
Effect of dilutive securities:(1)
Partnership units	11,654	12,553
Share and unit-based plans(2)	—	328
Convertible preferred stock(3)	—	3,067

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	88,551	88,290

Earnings per common share attributable to the Company—basic:
Income from continuing operations	$0.18	$0.09
Discontinued operations	—	1.18

Net income available to common stockholders	$0.18	$1.27

Earnings per common share attributable to the Company—diluted:
Income from continuing operations	$0.18	$0.12
Discontinued operations	—	1.13

Net income available to common stockholders	$0.18	$1.25

(1)
The Senior Notes (See Note 10—Bank and Other Notes Payable) are excluded from diluted EPS for three months ended March 31, 2009 and 2008 as their effect would be antidilutive to net income available to common stockholders.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

3. Earnings per Share ("EPS"): (Continued)

(2)
Diluted EPS excludes 1,228,384 of nonvested stock appreciation rights and 132,500 of unexercised stock options for the three months ended March 31, 2009, as their effect was antidilutive to net income available to common stockholders.

(3)
The convertible preferred stock (See Note 17—Cumulative Convertible Redeemable Preferred Stock) was convertible on a one-for-one basis for common stock. The convertible preferred stock was dilutive to net income available to common stockholders for the three months ended March 31, 2008.

        The noncontrolling interests of the Operating Partnership as reflected in the Company's consolidated statements of operations have been allocated for EPS calculations as follows:

	For the Three Months Ended March 31,
	2009	2008
Income from continuing operations	$2,127	$1,309
Discontinued operations:
(Loss) gain on sale of assets	(2)	14,678
(Loss) income from discontinued operations	(1)	87

Total	$2,124	$16,074

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures:

        The following are the Company's investments in various joint ventures or properties jointly owned with third parties. The Operating Partnership's interest in each joint venture as of March 31, 2009 is as follows:

Joint Venture	Partnership's Ownership %(1)
Biltmore Shopping Center Partners LLC	50.0%
Camelback Colonnade SPE LLC	75.0%
Chandler Festival SPE LLC	50.0%
Chandler Gateway SPE LLC	50.0%
Chandler Village Center, LLC	50.0%
Coolidge Holding LLC	37.5%
Corte Madera Village, LLC	50.1%
Desert Sky Mall—Tenants in Common	50.0%
East Mesa Land, L.L.C.	50.0%
East Mesa Mall, L.L.C.—Superstition Springs Center	33.3%
Jaren Associates #4	12.5%
Kierland Tower Lofts, LLC	15.0%
Macerich Northwestern Associates—Broadway Plaza	50.0%
Macerich SanTan Phase 2 SPE LLC—SanTan Village Power Center	34.9%
MetroRising AMS Holding LLC—Metrocenter Mall	15.0%
New River Associates—Arrowhead Towne Center	33.3%
North Bridge Chicago LLC	50.0%
NorthPark Land Partners, LP	50.0%
NorthPark Partners, LP	50.0%
One Scottsdale Investors LLC	50.0%
Pacific Premier Retail Trust	51.0%
PHXAZ/Kierland Commons, L.L.C.	24.5%
Propcor Associates	25.0%
Propcor II Associates, LLC—Boulevard Shops	50.0%
Scottsdale Fashion Square Partnership	50.0%
SDG Macerich Properties, L.P.	50.0%
The Market at Estrella Falls LLC	35.1%
Tysons Corner Holdings LLC	50.0%
Tysons Corner LLC	50.0%
Tysons Corner Property Holdings II LLC	50.0%
Tysons Corner Property Holdings LLC	50.0%
Tysons Corner Property LLC	50.0%
WM Inland, L.L.C.	50.0%
West Acres Development, LLP	19.0%
Westcor/Gilbert, L.L.C.	50.0%
Westcor/Goodyear, L.L.C.	50.0%
Westcor/Queen Creek Commercial LLC	37.9%
Westcor/Queen Creek LLC	37.7%
Westcor/Queen Creek Medical LLC	37.7%
Westcor/Queen Creek Residential LLC	37.7%
Westcor/Surprise Auto Park LLC	33.3%
Westpen Associates	50.0%
WM Ridgmar, L.P.	50.0%
Wilshire Building—Tenants in Common	30.0%

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

        The Company has recently made the following investments and dispositions in unconsolidated joint ventures:

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

        On December 19, 2008, the Company sold a fee and/or ground leasehold interest in three freestanding Mervyn's department stores to Pacific Premier Retail Trust, one of the Company's joint ventures, for $43,405, resulting in a gain on sale of assets of $1,511. The Company's pro rata share of the proceeds were used to pay down the Company's line of credit. See Mervyn's in Note 12—Acquisitions and Note 13—Discontinued Operations.

        Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures:

	March 31, 2009	December 31, 2008
Assets(1):
Properties, net	$4,700,930	$4,706,823
Other assets	437,406	531,976

Total assets	$5,138,336	$5,238,799

Liabilities and partners' capital(1):
Mortgage notes payable(2)	$4,235,803	$4,244,270
Other liabilities	197,660	215,975
Company's capital(3)	398,558	434,504
Outside partners' capital	306,315	344,050

Total liabilities and partners' capital	$5,138,336	$5,238,799

Investment in unconsolidated joint ventures:
Company's capital	$398,558	$434,504
Basis adjustment(3)	576,027	579,426

Investments in unconsolidated joint ventures	$974,585	$1,013,930

Assets—Investments in unconsolidated joint ventures	$1,046,947	$1,094,845
Liabilities—Investments in unconsolidated joint ventures	(72,362)	(80,915)

	$974,585	$1,013,930

(1)
These amounts include the assets and liabilities of the following significant subsidiaries as of March 31, 2009 and December 31, 2008:

	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Tysons Corner LLC
As of March 31, 2009:
Total Assets	$874,163	$1,073,912	$327,887
Total Liabilities	$823,226	$969,193	$334,984
As of December 31, 2008:
Total Assets	$882,117	$1,148,831	$328,064
Total Liabilities	$823,550	$976,506	$333,307
(2)
Certain joint ventures have debt that could become recourse debt to the Company should the joint venture be unable to discharge the obligations of the related debt. As of March 31, 2009 and

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

  December 31, 2008, a total of $17,099 and $16,898, respectively, could become recourse debt to the Company.

  Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life ("NML") of $209,494 and $211,098 as of March 31, 2009 and December 31, 2008, respectively. NML is considered a related party because it is a joint venture partner with the Company in Macerich Northwestern Associates. Interest expense incurred on these borrowings amounted to $3,298 and $2,105 for the three months ended March 31, 2009 and 2008, respectively.

(3)
This represents the difference between the cost of an investment and the book value of the underlying equity of the joint venture. The Company is amortizing this difference into income on a straight-line basis, consistent with the lives of the underlying assets. The amortization of this difference was $3,864 and $2,489 for the three months ended March 31, 2009 and 2008, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Tysons Corner LLC	Other Joint Ventures	Total
Three Months Ended March 31, 2009
Revenues:
Minimum rents	$22,986	$32,767	$14,642	$69,801	$140,196
Percentage rents	834	556	143	1,482	3,015
Tenant recoveries	12,284	12,253	9,079	34,050	67,666
Other	836	997	393	5,241	7,467

Total revenues	36,940	46,573	24,257	110,574	218,344

Expenses:
Shopping center and operating expenses	14,256	13,683	7,664	41,280	76,883
Interest expense	11,516	12,228	3,998	27,968	55,710
Depreciation and amortization	7,248	8,883	4,450	26,291	46,872

Total operating expenses	33,020	34,794	16,112	95,539	179,465

(Loss) gain on sale of assets	(2)	—	—	176	174

Net income	$3,918	$11,779	$8,145	$15,211	$39,053

Company's equity in net income	$1,959	$5,990	$4,073	$3,904	$15,926

Three Months Ended March 31, 2008
Revenues:
Minimum rents	$23,201	$31,949	$15,094	$68,209	$138,453
Percentage rents	930	1,124	453	2,188	4,695
Tenant recoveries	12,427	12,916	9,033	34,398	68,774
Other	1,091	1,099	606	6,122	8,918

Total revenues	37,649	47,088	25,186	110,917	220,840

Expenses:
Shopping center and operating expenses	14,946	13,137	7,714	39,411	75,208
Interest expense	11,628	11,605	4,116	29,540	56,889
Depreciation and amortization	7,451	7,832	4,622	23,324	43,229

Total operating expenses	34,025	32,574	16,452	92,275	175,326

Gain on sale of assets	—	—	—	8,616	8,616

Net income	$3,624	$14,514	$8,734	$27,258	$54,130

Company's equity in net income	$1,812	$7,385	$4,367	$8,734	$22,298

        Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

5. Derivative Instruments and Hedging Activities:

        The Company recognizes all derivatives in the consolidated financial statements and measures the derivatives at fair value. The Company uses derivative financial instruments in the normal course of business to manage or reduce its exposure to adverse fluctuations in interest rates. The Company designs its hedges to be effective in reducing the risk exposure that they are designated to hedge. Any instrument that meets the cash flow hedging criteria in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is formally designated as a cash flow hedge at the inception of the derivative contract. On an ongoing quarterly basis, the Company adjusts its balance sheet to reflect the current fair value of its derivatives. To the extent they are effective, changes in fair value of derivatives are recorded in comprehensive income. Ineffective portions, if any, are included in net income. No ineffectiveness was recorded in net income during the three months ended March 31, 2009 or 2008. If any derivative instrument used for risk management does not meet the hedging criteria, it is marked-to-market each period in the consolidated statements of operations. As of March 31, 2009, two of the Company's derivative instruments were not designated as cash flow hedges. As of March 31, 2009, the Company's derivative instruments did not contain any credit risk related contingent features or collateral arrangements. Changes in the market value of these derivative instruments are recorded in the consolidated statements of operations.

        The Company reclassified $241 for the three months ended March 31, 2008 related to treasury rate lock transactions settled in prior years from accumulated other comprehensive income to earnings.

        Interest rate swap and cap agreements are purchased by the Company from third parties to manage the risk of interest rate changes on some of the Company's floating rate debt. Amounts (paid) received as a result of these agreements are recorded as an addition (reduction) of interest expense. The Company recorded other comprehensive income (loss) of $32,990 and ($23,857) related to the marking-to-market of interest rate swap and cap agreements for the three months ended March 31, 2009 and 2008, respectively. The amount expected to be reclassified to interest expense in the next 12 months is immaterial.

        The following derivatives were outstanding at March 31, 2009:

Property/Entity	Notional Amount	Product	Rate	Maturity	Fair Value
La Cumbre Plaza(1)(2)	30,000	Cap	7.12%	8/9/2009	—
Panorama Mall(1)(2)	50,000	Cap	6.65%	3/1/2010	—
The Oaks(2)	150,000	Cap	6.25%	7/1/2010	—
The Operating Partnership(3)	450,000	Swap	4.80%	4/15/2010	(12,086)
The Operating Partnership(3)	400,000	Swap	5.08%	4/25/2011	(11,354)
Westside Pavilion(2)	175,000	Cap	5.50%	6/1/2010	—

(1)
Derivative is not designated as a hedge.

(2)
See additional disclosure in Note 9—Mortgage Notes Payable.

(3)
See additional disclosure in Note 10—Bank and Other Notes Payable.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

5. Derivative Instruments and Hedging Activities: (Continued)

	Asset Derivatives			Liability Derivatives
		March 31, 2009	December 31, 2008		March 31, 2009	December 31, 2008
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments under SFAS No. 133
Interest rate cap agreements	Other assets	$—	$2	Other liabilities	$—	$—
Interest rate swap agreements	Other assets	—	—	Other liabilities	23,440	56,434

Total derivatives designated as hedging instruments under SFAS No. 133		—	2		23,440	56,434

Derivatives not designated as hedging instruments under SFAS No. 133
Interest rate cap agreements	Other assets	$—	$—	Other liabilities	$—	$—
Interest rate swap agreements	Other assets		—	Other liabilities	—	—

Total derivatives not designated as hedging instruments under SFAS No. 133		—	—		—	—

Total derivatives		$—	$2		$23,440	$56,434

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

        Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

5. Derivative Instruments and Hedging Activities: (Continued)

        The following table presents the Company's liabilities measured at fair value on a recurring basis as of March 31, 2009:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2009
Liabilities
Derivative Instruments	$—	$23,440	$—	$23,440

6. Property:

        Property consists of the following:

	March 31, 2009	December 31, 2008
Land	$1,149,506	$1,135,013
Building improvements	5,223,160	5,190,049
Tenant improvements	330,434	327,877
Equipment and furnishings	105,361	101,991
Construction in progress	605,925	600,773

	7,414,386	7,355,703
Less accumulated depreciation	(1,033,301)	(984,384)

	$6,381,085	$6,371,319

        The above schedule also includes the properties purchased in connection with the acquisition of Mervyn's and Boscov's freestanding stores (See Note 12—Acquisitions).

        Depreciation expense for the three months ended March 31, 2009 and 2008 was $52,623 and $46,788, respectively.

        The Company recognized a gain on the sale of land of $1,354 and $674 during the three months ended March 31, 2009 and 2008, respectively. In addition, the Company wrote off $581 of development costs during the three months ended March 31, 2009.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

7. Marketable Securities:

        Marketable Securities consists of the following:

	March 31, 2009	December 31, 2008
Government debt securities, at par value	$29,108	$29,108
Less discount	(1,086)	(1,165)

	28,022	27,943
Unrealized gain	3,862	4,347

Fair value	$31,884	$32,290

        Future contractual maturities of marketable securities at March 31, 2009 are as follows:

1 year or less	$1,283
2 to 5 years	4,155
6 to 10 years	23,670

$29,108

        The proceeds from maturities and interest receipts from the marketable securities are restricted to the service of the $26,865 note on which the Company remains obligated following the sale of Greeley Mall in July 2006 (See Note 10—Bank and Other Notes Payable).

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

8. Deferred Charges And Other Assets, net:

        Deferred charges and other assets, net consist of the following:

	March 31, 2009	December 31, 2008
Leasing	$143,011	$139,374
Financing	53,402	54,256
Intangible assets resulting from SFAS No. 141 allocations:
In-place lease values	168,748	175,428
Leasing commissions and legal costs	57,011	57,832

	422,172	426,890
Less accumulated amortization(1)	(180,830)	(181,579)

	241,342	245,311
Other assets	91,260	94,351

	$332,602	$339,662

(1)
Accumulated amortization includes $103,929 and $104,600 relating to intangibles resulting from SFAS No. 141(R) allocations at March 31, 2009 and December 31, 2008, respectively. Amortization expense for SFAS No. 141(R) allocations was $6,830 and $9,071 for the three months ended March 31, 2009 and 2008, respectively.

        The allocated values of above market leases included in deferred charges and other assets, net, and below market leases included in other accrued liabilities, related to SFAS No. 141(R), consist of the following:

	March 31, 2009	December 31, 2008
Above Market Leases
Original allocated value	$54,736	$71,808
Less accumulated amortization	(33,269)	(49,014)

	$21,467	$22,794

Below Market Leases
Original allocated value	$157,137	$185,976
Less accumulated amortization	(83,690)	(108,197)

	$73,447	$77,779

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

9. Mortgage Notes Payable:

        Mortgage notes payable consist of the following:

	Carrying Amount of Mortgage Notes(a)
	March 31, 2009		December 31, 2008
Property Pledged as Collateral	Other	Related Party	Other	Related Party		Interest Rate	Monthly Payment Term(b)	Maturity Date
Cactus Power Center(c)	$658	$—	$654	$		1.85%	1	2011
Capitola Mall	—	37,014	—		37,497	7.13%	380	2011
Carmel Plaza(d)	25,679	—	25,805		—	8.18%	202	2009
Chandler Fashion Center	165,650		166,500		—	5.50%	435	2012
Chesterfield Towne Center(e)	53,690	—	54,111		—	9.07%	548	2024
Danbury Fair Mall	168,187	—	169,889		—	4.64%	1,225	2011
Deptford Mall	172,500	—	172,500		—	5.41%	778	2013
Deptford Mall	15,592	—	15,642		—	6.46%	101	2016
Fiesta Mall	84,000	—	84,000		—	4.98%	341	2015
Flagstaff Mall	37,000	—	37,000		—	5.03%	153	2015
FlatIron Crossing	183,348	—	184,248		—	5.26%	1,102	2013
Freehold Raceway Mall	170,159	—	171,726		—	4.68%	1,184	2011
Fresno Fashion Fair	84,480	84,480	84,706		84,705	6.76%	1,104	2015
Great Northern Mall	39,404	—	39,591		—	5.11%	234	2013
Hilton Village	8,552	—	8,547		—	5.27%	37	2012
La Cumbre Plaza(f)	30,000	—	30,000		—	1.94%	49	2009
Northridge Mall(g)	79,280	—	79,657		—	4.94%	453	2009
Oaks, The(h)	165,000	—	165,000		—	2.55%	351	2011
Oaks, The(i)	81,756	—	65,525		—	3.26%	222	2011
Pacific View	86,997	—	87,382		—	7.20%	602	2011
Panorama Mall(j)	50,000	—	50,000		—	1.62%	68	2010
Paradise Valley Mall(k)	20,009	—	20,259		—	5.89%	183	2009
Prescott Gateway	60,000	—	60,000		—	5.86%	289	2011
Promenade at Casa Grande(l)	97,291	—	97,209		—	1.98%	161	2009
Queens Center(m)	65,000	65,000	88,913		—	7.72%	381	2013
Queens Center	106,135	106,134	106,657		106,657	7.00%	1,591	2013
Rimrock Mall	41,979	—	42,155		—	7.56%	320	2011
Salisbury, Center at	115,000	—	115,000		—	5.83%	555	2016
Santa Monica Place	77,567	—	77,888		—	7.79%	606	2010
SanTan Village Regional Center(n)	127,686	—	126,573		—	3.27%	348	2011
Shoppingtown Mall	42,622	—	43,040		—	5.01%	319	2011
South Plains Mall(o)	57,438	—	57,721		—	9.49%	454	2029
South Towne Center	89,656	—	89,915		—	6.75%	554	2015
Towne Mall	14,241	—	14,366		—	4.99%	100	2012
Tucson La Encantada	—	78,000	—		78,000	5.84%	364	2012
Twenty Ninth Street(p)	106,575	—	115,000		—	5.45%	635	2011
Valley River Center	120,000	—	120,000		—	5.60%	558	2016
Valley View Center	125,000	—	125,000		—	5.81%	596	2011
Victor Valley, Mall of(q)	100,000	—	100,000		—	2.37%	198	2011
Vintage Faire Mall	63,052	—	63,329		—	7.92%	508	2010
Westside Pavilion(r)	175,000	—	175,000		—	3.14%	458	2011
Wilton Mall	42,081	—	42,608		—	4.79%	349	2029

	$3,348,264	$370,628	$3,373,116		$306,859

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

9. Mortgage Notes Payable: (Continued)

  Debt premiums (discounts) consist of the following:

Property Pledged as Collateral	March 31, 2009	December 31, 2008
Danbury Fair Mall	$8,124	$9,166
Deptford Mall	(40)	(41)
Freehold Raceway Mall	8,081	8,940
Great Northern Mall	(130)	(137)
Hilton Village	(48)	(53)
Paradise Valley Mall	26	99
Shoppingtown Mall	2,381	2,648
Towne Mall	347	371
Wilton Mall	896	1,263

	$19,637	$22,256

(b)
This represents the monthly payment of principal and interest.

(c)
The construction loan on the property provides for total borrowings of up to $101,000, bears interest at LIBOR plus a spread of 1.10% to 1.35% depending on certain conditions and matures on March 14, 2011, with two one-year extension options. At March 31, 2009 and December 31, 2008, the total interest rate was 1.85% and 3.23%, respectively.

(d)
The Company is in negotiations to extend the loan.

(e)
In addition to monthly principal and interest payments, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property's gross receipts exceeds a base amount. Contingent interest expense recognized was $72 and $80 for the three months ended March 31, 2009 and 2008, respectively.

(f)
The loan bears interest at LIBOR plus 0.88% and matures on August 9, 2009. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 7.12%. See Note 5—Derivative Instruments and Hedging Activities. At March 31, 2009 and December 31, 2008, the total interest rate was 1.94% and 2.58%, respectively.

(g)
The Company has received a commitment for an eighteen-month extension of this loan at a borrowing level of $72,000, and an interest rate of 7.50%.

(h)
The loan bears interest at LIBOR plus 1.75% and matures on July 10, 2011 with two one-year extension options. At March 31, 2009 and December 31, 2008, the total interest rate was 2.55% and 3.48%, respectively. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 6.25% over the loan term. See Note 5—Derivative Instruments and Hedging Activities.

(i)
The construction loan allows for total borrowings of up to $135,000, bears interest at LIBOR plus a spread of 1.75% to 2.10%, depending on certain conditions and matures on July 10, 2011, with two one-year extension options. At March 31, 2009 and December 31, 2008, the total interest rate was 3.26% and 4.24%, respectively.

(j)
The loan bears interest at LIBOR plus 0.85% and matures on February 28, 2010, with a one-year extension option. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 6.65%. See Note 5—Derivative Instruments and Hedging Activities. At March 31, 2009 and December 31, 2008, the total interest rate was 1.62%.

(k)
The loan was paid off in full on May 1, 2009.

(l)
The construction loan allows for total borrowings of up to $110,000, and bears interest at LIBOR plus a spread of 1.20% to 1.40% depending on certain conditions. The loan matures in August 2009, with two one-year extension options. At March 31, 2009 and December 31, 2008, the total interest rate was 1.98% and 3.35%, respectively.

(m)
On February 2, 2009, the Company replaced the existing loan on the property with a new $130,000 loan that bears interest at 7.72% and matures on March 1, 2013. NML funded 50% of the loan proceeds.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

9. Mortgage Notes Payable: (Continued)

(n)
The construction loan on the property that allows for total borrowings of up to $150,000 and bears interest at LIBOR plus a spread of 2.10% to 2.25%, depending on certain conditions. The loan matures on June 13, 2011, with two one-year extension options. At March 31, 2009 and December 31, 2008, the total interest rate was 3.27% and 3.91%, respectively.

(o)
On March 1, 2009, the interest rate of the loan increased from 7.49% to 9.49% and was extended until March 1, 2029.

(p)
On March 25, 2009, the loan agreement was modified to bear interest at LIBOR plus 3.40% and matures on June 5, 2011, with a one-year extension option. At March 31, 2009 and December 31, 2008, the total interest rate was 5.45% and 2.20%, respectively.

(q)
The loan bears interest at LIBOR plus 1.60% and matures on May 6, 2011, with two one-year extension options. At March 31, 2009 and December 31, 2008, the total interest rate on the loan was 2.37% and 3.74%, respectively.

(r)
The loan bears interest at LIBOR plus 2.00% and matures on June 5, 2011, with two one-year extension options. At March 31, 2009 and December 31, 2008, the total interest rate on the new loan was 3.14% and 4.07%, respectively. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 5.50% until June 1, 2010. See Note 5—Derivative Instruments and Hedging Activities.

        Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

        The Company expects all 2009 loan maturities will be refinanced, extended and/or paid-off from the Company's line of credit.

        Total interest expense capitalized during the three months ended March 31, 2009 and 2008 was $5,061 and $7,053, respectively.

        Related party mortgage notes payable are amounts due to affiliates of NML. See Note 11—Related Party Transactions, for interest expense associated with loans from NML.

        The fair value of mortgage notes payable at March 31, 2009 and December 31, 2008 was $3,564,929 and $3,529,762, respectively, based on current interest rates for comparable loans. The method for computing fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

10. Bank and Other Notes Payable:

        Bank and other notes payable consist of the following:

Convertible Senior Notes ("Senior Notes"):

        The Senior Notes bear interest at 3.25%, payable semiannually, are senior unsecured debt of the Company and are guaranteed by the Operating Partnership. Prior to December 14, 2011, upon the occurrence of certain specified events, the Senior Notes will be convertible at the option of holder into cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the election of the Company, at an initial conversion rate of 8.9702 shares per $1 principal amount. On and after December 15, 2011, the Senior Notes will be convertible at any time prior to the second business day preceding the maturity date at the option of the holder at the initial conversion rate. The initial conversion price of approximately $111.48 per share represented a 20% premium over the closing price of the Company's common stock on March 12, 2007, the date of

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

10. Bank and Other Notes Payable: (Continued)

issuance of the Senior Notes. The initial conversion rate is subject to adjustment under certain circumstances. Holders of the Senior Notes do not have the right to require the Company to repurchase the Senior Notes prior to maturity except in connection with the occurrence of certain fundamental change transactions.

        The Company purchased two capped calls ("Capped Calls") from affiliates of the initial purchasers of the Senior Notes that effectively increased the conversion price to approximately $130.06, which represents a 40% premium to the March 12, 2007 closing price of $92.90 per common share of the Company. The Capped Calls are expected to generally reduce the potential dilution upon exchange of the Senior Notes in the event the market value per share of the Company's common stock, as measured under the terms of the relevant settlement date, is greater than the strike price of the Capped Calls. If, however, the market value per share of the Company's common stock exceeds $130.06 per common share, then the dilution mitigation under the Capped Calls will be capped, which means there would be dilution from exchange of the Senior Notes to the extent that the market value per share of the Company's common stock exceeds $130.06.

        During the three months ended March 31, 2009, the Company repurchased and retired $56,815 of the Senior Notes for $30,679 and recorded a gain on extinguishment of $22,474. The repurchase was funded by borrowings under the Company's line of credit.

        The carrying value of the Senior Notes at March 31, 2009 and December 31, 2008 was $636,728 and $687,654, respectively, which included unamortized discount of $33,622 and $39,511, respectively.

        As of March 31, 2009 and December 31, 2008, the effective interest rate was 5.41%. The fair value of the Senior Notes at March 31, 2009 and December 31, 2008 was $312,383 and $379,435, respectively, based on the quoted market price on each date.

Line of Credit:

        The Company has a $1,500,000 revolving line of credit that matures on April 25, 2010 with a one-year extension option. The interest rate fluctuates from LIBOR plus 0.75% to LIBOR plus 1.10% depending on the Company's overall leverage. The Company has an interest rate swap agreement that effectively fixed the interest rate on $400,000 of the outstanding balance of the line of credit at 6.23% until April 25, 2011. See Note 5—Derivative Instruments and Hedging Activities. As of March 31, 2009 and December 31, 2008, borrowings outstanding were $1,158,500 and $1,099,500, at an average interest rate, excluding the $400,000 swapped portion, of 1.78% and 3.19%, respectively. The fair value of the Company's line of credit at March 31, 2009 and December 31, 2008 was $1,113,037 and $1,067,631 based on a present value model using current interest rate spreads offered to the Company for comparable debt.

Term Notes:

        The Company obtained a five-year term loan that bears interest at LIBOR plus 1.50% and matures on April 26, 2010. The loan is covered by an interest rate swap agreement that effectively fixed the interest rate of the term loan at 6.30% until maturity. See Note 5—Derivative Instruments and

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

10. Bank and Other Notes Payable: (Continued)

Hedging Activities. As of March 31, 2009 and December 31, 2008, the note had a balance outstanding of $444,375 and $446,250, respectively, with an effective interest rate of 6.50%. The fair value of the term loan at March 31, 2009 and December 31, 2008 was $448,926 and $452,240 based on a present value model using current interest rate spreads offered to the Company for comparable debt.

        On July 27, 2006, concurrent with the sale of Greeley Mall, the Company provided marketable securities to replace Greeley Mall as collateral for the mortgage note payable on the property (See Note 7—Marketable Securities). As a result of this transaction, the debt was reclassified to bank and other notes payable. This note bears interest at an effective rate of 6.34% and matures in September 2013. As of March 31, 2009 and December 31, 2008, the note had a balance outstanding of $26,865 and $27,038, respectively. The fair value of the note at March 31, 2009 and December 31, 2008 was $19,310 and $19,074 based on current interest rates for comparable loans. The method for computing fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

        As of March 31, 2009 and December 31, 2008, the Company was in compliance with all applicable loan covenants under its debt agreements.

11. Related-Party Transactions:

        Certain unconsolidated joint ventures and third-parties have engaged the Management Companies to manage the operations of the Centers. Under these arrangements, the Management Companies are reimbursed for compensation paid to on-site employees, leasing agents and project managers at the Centers, as well as insurance costs and other administrative expenses.

        The following are fees charged to unconsolidated joint ventures and third-party managed properties:

	For the Three Months Ended March 31,
	2009	2008
Management Fees
MMC	$2,969	$2,925
Westcor Management Companies	1,949	1,855
Wilmorite Management Companies	409	420

	$5,327	$5,200

Development and Leasing Fees
MMC	$470	$99
Westcor Management Companies	1,097	1,618
Wilmorite Management Companies	300	438

	$1,867	$2,155

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

11. Related-Party Transactions: (Continued)

        Certain mortgage notes on the properties are held by NML (See Note 9—Mortgage Notes Payable). Interest expense in connection with these notes was $5,790 and $3,696 for the three months ended March 31, 2009 and 2008, respectively. Included in accounts payable and accrued expenses is interest payable to these partners of $2,010 and $1,609 at March 31, 2009 and December 31, 2008, respectively.

        As of March 31, 2009 and December 31, 2008, the Company had loans to unconsolidated joint ventures of $1,050 and $932, respectively. Interest income associated with these notes was $16 and $12 for the three months ended March 31, 2009 and 2008, respectively. These loans represent initial funds advanced to development stage projects prior to construction loan funding. Correspondingly, loan payables in the same amount have been accrued as an obligation by the various joint ventures.

        Due from affiliates of $6,190 and $9,124 at March 31, 2009 and December 31, 2008, respectively, represents unreimbursed costs and fees due from unconsolidated joint ventures under management agreements.

12. Acquisitions:

        The Company has completed the following recent acquisitions:

Mervyn's:

        On December 17, 2007, the Company purchased a portfolio of ground leasehold and/or fee simple interests in 39 Mervyn's department stores for $400,160. The Company purchased an additional ground leasehold interest on January 31, 2008 for $13,182 and a fee simple interest on February 29, 2008 for $19,338. All of the purchased properties are located in the Southwest United States. The purchase price was funded by cash and borrowings under the Company's line of credit. Concurrent with each acquisition, the Company entered into individual agreements to lease back the properties to Mervyn's for terms of 14 to 20 years. In connection with the acquisition of the Mervyn's portfolio and applying SFAS No. 141, the Company recorded intangible assets of $110.7 million and intangible liabilities of $59.0 million. The results of operations include these properties since the acquisition date.

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

13. Discontinued Operations:

        The following operations were recently discontinued:

Mervyn's:

        In July 2008, Mervyn's filed for bankruptcy protection and announced in October 2008 its plans to liquidate all merchandise, auction its store leases and wind down its business. The Company had 45 Mervyn's stores in its portfolio. The Company owned the ground leasehold and/or fee simple interest in 44 of those stores and the remaining store was owned by a third party but was located at one of the Centers.

        In September 2008, the Company recorded a write-down of $5,214 due to the anticipated rejection of six of the Company's leases by Mervyn's. In addition, the Company terminated its former plan to sell the 29 Mervyn's stores located at shopping centers not owned or managed by the Company. The Company's decision was based on current conditions in the credit market and the assumption that a better return could be obtained by holding and operating the assets. As a result of the change in plans to sell, the Company recorded a loss of $5,347 in (loss) gain on sale or write-down of assets in order to adjust the carrying value of these assets for depreciation expense that otherwise would have been recognized had these assets been continuously classified as held and used.

        In December 2008, Kohl's and Forever 21 assumed a total of 23 of the Mervyn's leases and the remaining 22 leases were rejected by Mervyn's under the bankruptcy laws. As a result, the Company wrote off the unamortized intangible assets and liabilities related to the rejected and unassumed leases in December 2008. The Company wrote off $27,655 of unamortized intangible assets related to lease in place values, leasing commissions and legal costs to depreciation and amortization. Unamortized intangible assets of $14,881 relating to above market leases and unamortized intangible liabilities of $24,523 relating to below market leases were written off to minimum rents.

        On December 19, 2008, the Company sold a fee and/or ground leasehold interest in three freestanding Mervyn's department stores (collectively referred to as the "PPRT Mervyn's") to Pacific Premier Retail Trust, one of the Company's joint ventures, for $43,405, resulting in a gain on sale of assets of $1,511. The Company's pro rata share of the proceeds was used to pay down the Company's line of credit.

Rochester Redemption:

        On January 1, 2008, a subsidiary of the Operating Partnership, at the election of the holders, redeemed the 3,426,609 participating convertible preferred units ("PCPUs"). As a result of the redemption, the Company received the 16.32% minority interest in the portion of the Wilmorite portfolio that included Danbury Fair Mall, Freehold Raceway Mall, Great Northern Mall, Rotterdam Square, Shoppingtown Mall, Towne Mall, Tysons Corner Center and Wilton Mall, collectively referred to as the "Non-Rochester Properties," for total consideration of $224,393, in exchange for the Company's ownership interest in the portion of the Wilmorite portfolio that consisted of Eastview Commons, Eastview Mall, Greece Ridge Center, Marketplace Mall and Pittsford Plaza, collectively referred to as the "Rochester Properties," including approximately $18,000 in cash held at those properties. Included in the redemption consideration was the assumption of the remaining 16.32%

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

13. Discontinued Operations: (Continued)

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

        The source of the Level 2 inputs involved the use of the nominal weekly average of the U.S. treasury rates. The source of the Level 3 inputs was based on comparable credit spreads on the estimated value of the property that serves as the underlying collateral of the debt.

        As a result of the Rochester Redemption, the Company recorded a credit to additional paid-in capital of $172,805 due to the reversal of adjustments to noncontrolling interests for the redemption value on the Rochester Properties over the Company's historical cost. In addition, the Company recorded a step-up in the basis of approximately $218,812 in the remaining portion of the Non-Rochester Properties.

        The Company has classified the results of operations for the three months ended March 31, 2009 and 2008 for all of the above dispositions as discontinued operations.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

13. Discontinued Operations: (Continued)

        Revenues and (loss) income from discontinued operations consist of the following:

	For the Three Months Ended March 31,
	2009	2008
Revenues:
Scottsdale 101	$—	$10
Holiday Village Mall	—	338
Great Falls Marketplace	—	(64)
Northwest Arkansas Mall	—	—
PPRT Mervyn's	—	1,111

	$—	$1,395

(Loss) income from discontinued operations:
Scottsdale 101	$(6)	$2
Holiday Village Mall	—	338
Great Falls Marketplace	—	(64)
Northwest Arkansas Mall	—	(1)
PPRT Mervyn's	—	315

	$(6)	$590

14. Commitments and Contingencies:

        The Company has certain properties subject to non-cancelable operating ground leases. The leases expire at various times through 2107, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined in the lease. Ground rent expenses were $2,035 and $1,817 for the three months ended March 31, 2009 and 2008, respectively. No contingent rent was incurred in either period.

        As of March 31, 2009 and December 31, 2008, the Company was contingently liable for $19,699 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company. In addition, the Company has a $24,000 letter of credit that serves as collateral to a liability assumed in the acquisition of a property.

        The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the agreement. At March 31, 2009, the Company had $97,902 in outstanding obligations, which it believes will be settled in 2009.

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

        On February 25, 2009, the Company reduced its workforce by 142 employees out of a total of approximately 2,845 regular and temporary employees. This reduction in workforce was a result of the Company's review and realignment of its strategic priorities, including its expectation of reduced development and redevelopment activity in the near future. As part of the plan, the Company accelerated the vesting of the share and unit-based awards of certain terminated employees. As a result of the modification of the awards, the Company recorded a reduction in compensation cost of $487.

        On March 6, 2009, the Company granted 1,600,002 restricted stock units ("RSUs") to certain officers of the Company as an additional component of compensation. The outstanding RSUs vest over three years and the compensation cost related to the grants are determined by the market value at the grant date and are amortized over the vesting period on a straight-line basis. RSUs are subject to restrictions determined by the Company's compensation committee.

        The Company records compensation expense on a straight-line basis for awards, with the exception of the market-indexed awards granted under the Long-Term Incentive Plan ("LTIP"). The following summarizes the compensation cost under the share and unit-based plans:

	For the Three Months Ended March 31,
	2009	2008
LTIP units	$1,058	$1,275
Stock awards	2,106	3,348
RSUs	270	—
Stock options	147	148
Stock appreciation rights ("SARs")	626	219
Phantom stock units	170	167

	$4,377	$5,157

        The Company capitalized share and unit-based compensation costs of $1,762 and $2,271 for the three months ended March 31, 2009 and 2008, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

15. Share and Unit-Based Plans: (Continued)

        The following table summarizes the activity of the other non-vested share and unit based plans:

	LTIP Units		Stock Awards		Phantom Stock		SARs
	Units	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance at January 1, 2009	299,350	$57.02	275,181	$74.68	3,209	$83.88	1,228,384	$7.68
Granted	—	$—	6,000	$7.17	14,098	$7.26	—	$—
Vested	(46,410)	$65.29	(133,665)	$77.29	(14,900)	$11.39	(91,050)	$7.68
Forfeited	—	$—	—	$—	—	$—	—	$—

Balance at March 31, 2009	252,940	$55.50	147,516	$69.57	2,407	$83.88	1,137,334	$7.68

16. Income Taxes:

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

16. Income Taxes: (Continued)

        The income tax benefit (provision) of the TRSs is as follows:

	For the Three Months Ended March 31,
	2009	2008
Current	$(90)	$(7)
Deferred	891	(294)

Total income tax benefit (provision)	$801	$(301)

        SFAS No. 109, "Income Taxes," requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred tax assets and liabilities of the TRSs relate primarily to differences in the book and tax bases of property and to operating loss carryforwards for federal and state income tax purposes. A valuation allowance for deferred tax assets is provided if the Company believes it is more likely than not that all or some portion of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent on the Company generating sufficient taxable income in future periods. The net operating loss carryforwards are currently scheduled to expire through 2028, beginning in 2012. Net deferred tax assets of $14,488 and $13,830 were included in deferred charges and other assets, net at March 31, 2009 and December 31, 2008, respectively.

        The Company had an unrecognized tax benefit, in accordance with FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," of $2,417 and $2,201 at March 31, 2009 and December 31, 2008, respectively. As a result of tax positions taken during the current year, an increase in the unrecognized tax benefit of $216 was included in the Company's consolidated statement of operations.

        The tax years 2005-2008 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefit will materially change within the next 12 months.

17. Cumulative Convertible Redeemable Preferred Stock:

        On February 25, 1998, the Company issued 3,627,131 shares of Series A cumulative convertible redeemable preferred stock ("Series A Preferred Stock") for proceeds totaling $100,000 in a private placement. The preferred stock was convertible on a one-for-one basis into common stock and paid a quarterly dividend equal to the greater of $0.46 per share, or the dividend then payable on a share of common stock.

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

18. Cumulative Effect of Adoption of Accounting Principles:

Retrospective Adjustments Related to Convertible Debt:

        On January 1, 2009, the Company adopted FSP APB 14-1. The adoption of FSP APB 14-1 requires the Company to retrospectively allocate the initial proceeds from Senior Notes between a liability component and an equity component based on the fair value calculated based on the present value of contractual cash flows discounted at an appropriate comparable non-convertible debt borrowing rate at the date of issuance of the Senior Notes. As a result, the Company allocated $869,351 of the initial $940,500 proceeds to the liability component and the remaining $71,149 of proceeds to the equity component at the date of issuance of the Senior Notes.

Retrospective Adjustments Related to Noncontrolling Interests:

        Effective January 1, 2009, the Company adopted the provisions of SFAS No. 160, which requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be included within consolidated net income. SFAS No. 160 also requires consistency in the manner of reporting changes in the parent's ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. In connection with the retrospective adoption of SFAS No. 160, the Company also performed a concurrent review and retrospectively adopted the measurement provisions of EITF D-98.

        The Company's reassessment of EITF D-98 resulted in the continued classification of its redeemable equity interest in one of its consolidated joint ventures as temporary equity due to the possibility that the Company could be required to redeem this interest for cash upon the occurrence of certain events outside the control of the Company. The carrying amount of the redeemable equity interest is equal to its liquidation value, which is the amount payable upon the occurrence of such event.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

18. Cumulative Effect of Adoption of Accounting Principles: (Continued)

        The Company's reassessment of EITF D-98 resulted in the reclassification of the OP Units and the common and preferred units of MACWH, LP to permanent equity. The OP Units and the common and preferred units of MACWH, LP are redeemable at the election of the holder and the Company may redeem them for cash or shares of stock at the Company's election. In addition, the Company reclassified outside ownership interests in various consolidated joint ventures to permanent equity.

        Further, as a result of the adoption of SFAS No. 160, net income attributable to noncontrolling interests is now excluded from the determination of consolidated net income. In addition, the individual components of other comprehensive income are now presented in the aggregate, with the portion attributable to noncontrolling interests deducted from comprehensive income attributable to common stockholders. Corresponding changes have also been made to the accompanying consolidated statements of cash flows. Such changes result in a net increase to cash flows provided by operating activities with an offsetting increase to cash flows used in financing activities related to distributions to noncontrolling interest holders in properties.

        The following is a summary of the impact of adoption of these standards on the financial statements of prior periods and includes reclassifications relating to discontinued operations (See Note 13—Discontinued Operations):

	As Previously Reported	Adoption of FSP APB 14-1	Adoption of SFAS No. 160	As Adjusted
Consolidated Balance Sheet as of December 31, 2008
Bank and other notes payable	$2,295,294	$(34,851)	$—	$2,260,443
Total liabilities	6,460,075	(34,851)	—	6,425,224
Noncontrolling interests	266,061	—	(242,734)	23,327
Additional paid-in capital	1,660,825	60,431	—	1,721,256
Accumulated deficit	(243,870)	(30,964)		(274,834)
Total stockholders' equity	1,364,299	29,467	—	1,393,766
Noncontrolling interests	—	5,384	242,734	248,118
Total equity	1,364,299	34,851	242,734	1,641,884
Total liabilities, noncontrolling interests and equity	8,090,435	—	—	8,090,435

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

18. Cumulative Effect of Adoption of Accounting Principles: (Continued)

	As Previously Reported	Adoption of FSP APB 14-1	Reclassification Adjustments(1)	As Adjusted
Consolidated Statement of Operations for the three months ended March 31, 2008
Revenues:
Minimum rents	$125,831	$—	$5,320	$131,151
Tenant recoveries	66,389	—	1,267	67,656
Total revenues	210,944	—	6,587	217,531
Expenses:
Shopping center and operating expenses	68,917	—	1,707	70,624
Management Companies' operating expenses	18,343		1	18,344
Depreciation and amortization	60,707	—	(53)	60,654
Interest expense:
Other	67,131	3,542	—	70,673
Total expenses	223,197	3,542	1,655	228,394
Income from continuing operations	9,892	(3,542)	5,458	11,808
Discontinued operations:
Income from discontinued operations	5,525	—	(4,935)	590
Total income from discontinued operations	104,788	—	(4,935)	99,853
Net income	98,082	(3,542)	17,121	111,661
Less net income attributable to noncontrolling interests	17,124	(524)	(3)	16,597
Net income attributable to the Company	98,082	(3,018)	—	95,064
Net income available to common stockholders	95,628	(3,018)	—	92,610
Earnings per common share attributable to the Company—basic:
Income from continuing operations	0.09	(0.04)	0.04	0.09
Discontinued operations	1.23	—	(0.05)	1.18
Net income available to common stockholders	1.32	(0.04)	(0.01)	1.27
Earnings per common share attributable to the Company—diluted:
Income from continuing operations	0.11	(0.04)	0.05	0.12
Discontinued operations	1.19	—	(0.06)	1.13
Net income available to common stockholders	1.30	(0.04)	(0.01)	1.25

Consolidated Statement of Cash Flows for the three months ended March 31, 2008
Net income	$98,082	$(3,542)	$17,121	$111,661
Amortization of net premium on mortgage, bank and other notes payable	(2,083)	3,542	3	1,462

(1)
Reclassification adjustments include the reclassifications of the results of operations of sold properties to discontinued operations and the adoption of SFAS No. 160.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

18. Cumulative Effect of Adoption of Accounting Principles: (Continued)

        The following is the pro forma impact for the three months ended March 31, 2009 had the Company not adopted FSP APB 14-1:

	As Computed Before Adoption	As Reported	Adjustment
Consolidated Statement of Operations for the three months
ended March 31, 2009
Interest expense:
Other	$61,580	$64,149	$2,569
Total	67,370	69,939	2,569
Gain on early extinguishment of debt	(25,095)	(22,474)	2,621
Total Expenses	217,025	211,835	(5,190)
Income from continuing operations	21,634	16,444	(5,190)
Net income	21,611	16,421	(5,190)
Less net income attributable to noncontrolling interests	3,088	2,405	(683)
Net income attributable to the Company	18,523	14,016	(4,507)
Net income available to common stockholders	18,523	14,016	(4,507)
Earnings per common share attributable to the Company—basic:
Income from continuing operations	0.25	0.18	(0.07)
Discontinued operations	—	—	—
Net income available to common stockholders	0.25	0.18	(0.07)
Earnings per common share attributable to the Company—diluted:
Income from continuing operations	0.24	0.18	(0.06)
Discontinued operations	—	—	—
Net income available to common stockholders	0.24	0.18	(0.06)

19. Subsequent Events:

        On May 1, 2009, the Company announced a quarterly dividend of $0.60 per share of common stock, consisting of a combination of cash and shares of the Company's common stock. The dividend is payable on June 22, 2009 to stockholders of record at the close of business on May 11, 2009.

        In order to comply with REIT taxable income distribution requirements, while retaining capital and enhancing the Company's financial flexibility, the Company has determined that the aggregate cash component of the dividend (other than cash paid in lieu of fractional shares) will not exceed 10% in the aggregate, or $.06 per share, with the balance payable in shares of the Company's common stock.

        In accordance with the provisions of IRS Revenue Procedure 2009-15, stockholders will be asked to make an election to receive the dividend all in cash or all in shares. To the extent that more than 10% of cash is elected in the aggregate, the cash portion will be prorated. Stockholders who elect to receive the dividend in cash will receive a cash payment of at least $.06 per share. Stockholders who do not make an election will receive 10% in cash and 90% in shares of common stock. The number of shares issued as a result of the dividend will be calculated based on the volume weighted average trading prices of the Company's common stock on the New York Stock Exchange on June 10, June 11 and June 12, 2009.

        The Company expects the dividend to be a taxable dividend to stockholders, regardless of whether a particular stockholder receives the dividend in the form of cash or shares. The Company reserves the right to pay the dividend entirely in cash.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

19. Subsequent Events: (Continued)

        The Company may again in the future distribute taxable dividends that are payable partially in stock. Taxable stockholders receiving such dividends are required to include the full amount of the dividend as income to the extent of the Company's current and accumulated earnings and profits for federal income tax purposes, and may therefore have a tax liability in excess of the cash they received.

        On April 21, 2009, the Company repurchased and retired $25,000 of the Senior Notes for $17,000, resulting in a gain on early extinguishment of debt of approximately $6,581. The purchase price was funded by borrowings under the Company's line of credit.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

IMPORTANT INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS

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

  •
  the Company's beliefs regarding its acquisition, redevelopment, development, leasing and operational activities and opportunities, including the performance of its retailers;

  •
  the Company's acquisition, disposition and other strategies;

  •
  regulatory matters pertaining to compliance with governmental regulations;

  •
  the Company's capital expenditure plans and expectations for obtaining capital for expenditures;

  •
  the Company's expectations regarding its financial condition or results of operations; and

  •
  the Company's expectations for refinancing its indebtedness and entering into joint venture arrangements.

        Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or the industry to differ materially from the Company's future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. You are urged to carefully review the disclosures the Company makes concerning risks and other factors that may affect our business and operating results, including those made in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008, as well as our other reports filed with the Securities and Exchange Commission, which disclosures are incorporated herein by reference. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. The Company does not intend, and undertakes no obligation, to update any forward-looking information to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, unless required by law to do so.

Management's Overview and Summary

        The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, the Operating Partnership. As of March 31, 2009, the Operating Partnership owned or had an ownership interest in 72 regional shopping centers and 20 community shopping centers totaling approximately 76 million square feet of gross leasable area. These 92 regional and community shopping centers are referred to hereinafter as the "Centers", unless the context otherwise requires. The Company is a self-administered and self-managed REIT and conducts all of its operations through the Operating Partnership and the Company's Management Companies.

        The following discussion is based primarily on the consolidated financial statements of the Company for the three months ended March 31, 2009 and 2008. It compares the results of operations and cash flows for the three months ended March 31, 2009 to the results of operations and cash flows for the three months ended March 31, 2008. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

        Management's Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the adjustment of the consolidated statements of operations and cash flows for the three months ended March 31, 2008 for the adoption of FSP APB 14-1, "Accounting for Convertible Debt That May Be Settled Upon Conversion (Including Partial Cash Settlement)" and Statement of Financial Accounting Standards ("SFAS") No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ABB No 51." For a more detailed description of the adjustment, see Note 18—Cumulative Effect of Adoption of Accounting Principles, in the Company's Notes to Consolidated Financial Statements.

Acquisitions and Dispositions:

        The financial statements reflect the following acquisitions, dispositions and changes in ownership subsequent to the occurrence of each transaction.

        On January 1, 2008, a subsidiary of the Operating Partnership, at the election of the holders, redeemed its 3.4 million Class A participating convertible preferred units ("PCPUs"). As a result of the redemption, the Company received the 16.32% noncontrolling interest in the portion of the Wilmorite portfolio acquired on April 25, 2005 that included Danbury Fair Mall, Freehold Raceway Mall, Great Northern Mall, Rotterdam Square, Shoppingtown Mall, Towne Mall, Tysons Corner Center and Wilton Mall, collectively, referred to as the "Non-Rochester Properties," for total consideration of $224.4 million, in exchange for the Company's ownership interest in the portion of the Wilmorite portfolio that consisted of Eastview Mall, Eastview Commons, Greece Ridge Center, Marketplace Mall and Pittsford Plaza, collectively referred to as the "Rochester Properties." Included in the redemption consideration was the assumption of the remaining 16.32% interest in the indebtedness of the Non-Rochester Properties, which had an estimated fair value of $106.0 million. In addition, the Company also received additional consideration of $11.8 million, in the form of a note, for certain working capital adjustments, extraordinary capital expenditures, leasing commissions, tenant allowances, and decreases in indebtedness during the Company's period of ownership of the Rochester Properties. The Company recognized a gain of $99.1 million on the exchange. This exchange is referred to herein as the "Rochester Redemption."

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

Mervyn's:

        In July 2008, Mervyn's filed for bankruptcy protection and announced in October its plans to liquidate all merchandise, auction its store leases and wind down its business. The Company has 45 former Mervyn's stores in its portfolio. The Company owns the ground leasehold and/or fee simple interest in 44 of those stores and the remaining store is owned by a third party but is located at one of the Centers. In connection with the acquisition of the Mervyn's portfolio (See Note 12-Acquisitions of the Company's Consolidated Financial Statements) and applying SFAS No. 141, the Company recorded intangible assets of $110.7 million and intangible liabilities of $59.0 million.

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

        In December 2008, Kohl's and Forever 21 assumed a total of 23 of the Mervyn's leases and the remaining 22 leases were rejected by Mervyn's under the bankruptcy laws. As a result, the Company wrote off the unamortized intangible assets and liabilities related to the rejected and unassumed leases in December 2008. The Company wrote off $27.7 million of unamortized intangible assets related to lease in place values, leasing commissions and legal costs to depreciation and amortization. Unamortized intangible assets of $14.9 million relating to above market leases and unamortized intangible liabilities of $24.5 million relating to below market leases were written off to minimum rents.

        The Mervyn's stores acquired in 2007 are referred to herein as the "Mervyn's Properties."

Redevelopments and Developments:

        Construction continues on Santa Monica Place, a regional shopping center under development in Santa Monica, California. In September, the Company announced that Bloomingdale's will join Nordstrom. Bloomingdale's will open the first of the store's SoHo concept outside of Manhattan. In addition, the Company has announced deals with a variety of retailers and restaurants slated to join the new Santa Monica Place.

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

Accounting for Acquisitions:

        The Company accounts for all acquisitions in accordance with SFAS No. 141 (R), "Business Combinations." The Company first determines the value of the land and buildings utilizing an "as if vacant" methodology. The Company then assigns a fair value to any debt assumed at acquisition. The balance of the purchase price is allocated to tenant improvements and identifiable intangible assets or liabilities. Tenant improvements represent the tangible assets associated with the existing leases valued on a fair market value basis at the acquisition date prorated over the remaining lease terms. The tenant improvements are classified as an asset under real estate investments and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases which come in three forms: (i) leasing commissions and legal costs, which represent the value associated with "cost avoidance" of acquiring in-place leases, such as lease commissions paid under terms generally experienced in the Company's markets; (ii) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the "assumed vacant" property to the occupancy level when purchased; and (iii) above or below market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks. Leasing commissions and legal costs are recorded in deferred charges and other assets and are amortized over the remaining lease terms. The value of in-place leases are recorded in deferred charges and other assets and amortized over the remaining lease terms plus an estimate of renewal of the acquired leases. Above or below market leases are classified in deferred charges and other assets or in other accrued liabilities, depending on whether the contractual terms are above or below market, and the asset or liability is amortized to minimum rents over the remaining terms of the leases.

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

Results of Operations

        Many of the variations in the results of operations, discussed below, occurred due to the transactions described above including the 2008 Acquisition Properties, the Mervyn's Properties and the Redevelopment Centers. For the comparison of the three months ended March 31, 2009 to the three months ended March 31, 2008, the "Same Centers" include all consolidated Centers, excluding the 2008 Acquisition Properties, the Mervyn's Properties and the Redevelopment Centers.

        The "Redevelopment Centers" include The Oaks, Northgate Mall, Santa Monica Place and Shoppingtown Mall.

        Unconsolidated joint ventures are reflected using the equity method of accounting. The Company's pro rata share of the results from these Centers is reflected in the Consolidated Statements of Operations as equity in income from unconsolidated joint ventures.

Comparison of Three Months Ended March 31, 2009 and 2008

Revenues:

        Minimum and percentage rents (collectively referred to as "rental revenue") decreased by $3.6 million, or 2.7%, from 2008 to 2009. The decrease in rental revenue is attributed to a decrease of $2.9 million from the Mervyn's Properties and $2.1 million from the Same Centers, offset in part by an increase of $1.0 million from the Redevelopment Centers and an increase of $0.4 million from the 2008 Acquisition Properties. The decrease in the revenues from the Same Centers is primarily attributable to decreases in lease termination income and amortization of above and below market leases.

        Rental revenue includes the amortization of above and below market leases, the amortization of straight-line rents and lease termination income. The amortization of above and below market leases decreased from $3.5 million in 2008 to $3.0 million in 2009. The amortization of straight-lined rents decreased from $1.4 million in 2008 to $1.3 million in 2009. Lease termination income decreased from $2.0 million in 2008 to $1.1 million in 2009.

        Tenant recoveries decreased $2.7 million, or 4.1%, from 2008 to 2009. The decrease in tenant recoveries is attributed to a decrease of $1.5 million from the Same Centers and a decrease of $1.5 million from the Mervyn's Properties offset in part by an increase of $0.2 million from the Redevelopment Centers. The decrease from Same Centers is due to a decrease of recoverable operating expenses, utilities and property taxes.

        Management Companies' revenues decreased by $1.2 million from 2008 to 2009, primarily due to a decrease in leasing and development fees from joint ventures and third-party managed properties.

Shopping Center and Operating Expenses:

        Shopping center and operating expenses increased $0.1 million, or 0.2%, from 2008 to 2009. The increase in shopping center and operating expenses is due to an increase of $0.2 million from the Mervyn's Properties and $0.1 million from the 2008 Acquisition Properties offset by a decrease of $0.1 million from the Same Centers.

Management Companies' Operating Expenses:

        The Management Companies' operating expenses increased $5.1 million in 2009 from 2008 in connection with the implementation of the Company's workforce reduction plan in 2009.

REIT General and Administrative Expenses:

        REIT general and administrative expenses increased by $0.9 million from 2008 to 2009. The increase is primarily due to an increase in compensation expense in 2009.

Depreciation and Amortization:

        Depreciation and amortization increased $4.3 million from 2008 to 2009. The increase in depreciation and amortization is primarily attributed to an increase of $1.8 million from the Same Centers, $1.7 million from the Mervyn's Properties and $0.4 million from the 2008 Acquisition Properties offset in part by a decrease of $0.3 million from the Redevelopment Centers.

Interest Expense:

        Interest expense decreased $4.4 million from 2008 to 2009. The decrease in interest expense was primarily attributed to a decrease of $6.1 million from borrowing on the Company's line of credit and $2.5 million from the convertible senior notes ("Senior Notes") offset in part by an increase of $2.7 million from the Redevelopment Centers and $1.3 million from the Same Centers.

        The decrease in interest expense on the Company's line of credit was due to a decrease in the weighted average interest rate of 5.36% in 2008 to 3.53% in 2009 due to lower LIBOR rates and spreads. The decrease in interest expense on the Senior Notes is due to the reduction of the Senior Notes outstanding from a weighted-average of $950.0 million in 2008 to $670.4 million in 2009.

        The above interest expense items are net of capitalized interest, which decreased from $7.1 million in 2008 to $5.1 million in 2009 primarily due to a decrease in interest rates.

Gain on Early Extinguishment of Debt:

        The Company recorded a gain of $22.5 million on the early extinguishment of $56.8 million of the Senior Notes in 2009 (See "Liquidity and Capital Resources".)

Equity in Income of Unconsolidated Joint Ventures:

        The equity in income of unconsolidated joint ventures decreased $6.4 million from 2008 to 2009. The decrease in equity in income of unconsolidated joint ventures is due to decreases of $1.4 million from the Company's joint venture in Pacific Premier Retail Trust, $0.9 million from the Company's joint venture in Tysons Corner and $1.6 million from the Company's other joint ventures.

Gain on Sale or Write-Down of Assets:

        The Company recorded a gain on sale of land in 2009 of $1.3 million compared to $0.7 million in 2008. Additionally, the Company recorded a write off of development costs of $0.6 million in 2009.

Discontinued Operations:

        Income from discontinued operations decreased $99.9 million from 2008 to 2009. The decrease is primarily due to the $99.3 million gain from the Rochester Redemption in 2008. See "Management's Overview and Summary—Acquisitions and Dispositions." As a result of the Rochester Redemption, the Company classified the results of operations for these properties to discontinued operations for all periods presented.

Funds From Operations ("FFO"):

        Primarily as a result of the factors mentioned above, FFO—diluted increased 11.2% from $92.5 million in 2008 to $102.8 million in 2009. For disclosure of net income, the most directly comparable GAAP financial measure, for the periods and a reconciliation of FFO and FFO—diluted to net income available to common stockholders, see "Funds from Operations."

Operating Activities:

        Cash flow from operations decreased from $35.0 million in 2008 to $21.6 million in 2009. The decrease was primarily due to changes in assets and liabilities in 2008 compared to 2009 and the results at the Centers as discussed above.

Investing Activities:

        Cash used in investing activities decreased from $244.8 million in 2008 to $2.2 million in 2009. The decrease in cash used in investing activities was primarily due to decreases in contributions to unconsolidated joint ventures of $101.5 million and capital expenditures of $71.2 million and an increase in distributions from unconsolidated joint ventures of $54.0 million. In addition, the Company incurred $18.9 million in expenditures for the Rochester Redemption in 2008.

        The decrease in contributions to unconsolidated joint ventures is primarily due to the Company's purchase of a pro rata share of The Shops at North Bridge for $155.0 million in 2008. The decrease in capital expenditures is primarily due to the purchase of a ground leasehold and fee simple interest in two Mervyn's freestanding stores in 2008 and the decrease in development activity in 2009. See "Management's Overview and Summary—Acquisitions and Dispositions for a discussion of the acquisition of The Shops at North Bridge and Mervyn's. The increase in distributions from unconsolidated joint ventures is due to the receipt of the Company's pro rata share of loan proceeds from refinancing activities at various unconsolidated joint ventures in 2009.

Financing Activities:

        Cash flow from financing activities decreased $195.1 million from 2008 to 2009. The decrease in cash from financing activities was primarily attributed to decreases in cash provided by mortgages, bank and other notes payable of $140.0 million and payments on mortgages, bank and other notes payable of $23.4 million. In addition, the Company paid $31.0 million to repurchase and retire $56.8 million of Senior Notes (see "Liquidity and Capital Resources.")

Liquidity and Capital Resources

        Although general market liquidity is constrained, the Company anticipates meeting its liquidity needs for its operating expenses and debt service and dividend requirements through cash generated from operations, working capital reserves and/or borrowings under its unsecured line of credit. Additional liquidity will also be provided as a result of the Company's announced payment of a portion of its quarterly dividend in stock, which is payable on June 22, 2009. (See Note 19—Subsequent Events of the Company's Consolidated Financial Statements). The form, timing and or amount of future dividends will be at the discretion of the Company's Board of Directors.

        The following tables summarize capital expenditures incurred at the Centers:

	For the Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Consolidated Centers:
Acquisitions of property and equipment	$3,159	$38,057
Development, redevelopment and expansion of Centers	58,853	89,115
Renovations of Centers	2,510	4,992
Tenant allowances	1,566	3,023
Deferred leasing charges	6,617	6,031

	$72,705	$141,218

Joint Venture Centers (at Company's pro rata share):
Acquisitions of property and equipment	$1,176	$262,271
Development, redevelopment and expansion of Centers	14,999	6,581
Renovations of Centers	787	5,544
Tenant allowances	844	2,082
Deferred leasing charges	876	1,608

	$18,682	$278,086

        Management expects levels to be incurred in future years for tenant allowances and deferred leasing charges to be comparable or less than 2008 and that capital for those expenditures will be available from working capital, cash flow from operations, borrowings on property specific debt or unsecured corporate borrowings. The Company expects to incur between $80 million to $150 million in 2009 for development, redevelopment, expansion and renovations. Capital for these major expenditures, developments and/or redevelopments has been, and is expected to continue to be, obtained from a combination of equity or debt financings, which include borrowings under the Company's line of credit and construction loans. In addition, the Company has generated additional liquidity in the past through joint venture transactions and the sale of non-core assets, and may do so in the future. Furthermore, equity financing may be available to the Company through a shelf registration statement the Company filed in November 2008, which registered an unspecified amount of common stock, preferred stock, debt securities, warrants, rights and units.

        Current turmoil in the capital and credit markets has significantly limited access to debt and equity financing for many companies. As demonstrated by recent activity, the Company was able to access capital throughout 2008 and the three months ended March 31, 2009. However, there is no assurance the Company will be able to do so in future periods or on similar terms and conditions. Many factors impact the Company's ability to access capital, such as its overall debt level, interest rates, interest coverage ratios and prevailing market conditions. As a result of the volatility in the capital and commercial lending markets, the Company may be required to finance more of its business activities with borrowings under its line of credit rather than with public and private unsecured debt and equity securities, fixed-rate mortgage financing and other traditional sources. In addition, in the event that the Company has significant tenant defaults as a result of the overall economy and general market conditions, the Company could have a decrease in cash flow from operations, which could create further borrowings under its line of credit. These events could result in an increase in the Company's proportion of variable-rate debt, which could cause it to become subject to increased interest rate fluctuations in the future.

        The Company's total outstanding loan indebtedness at March 31, 2009 was $8.0 billion (including $2.2 billion of unsecured debt and $2.0 billion of its pro rata share of joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgages payable collateralized by individual properties. Assuming the closing of the Company's current loan commitments, approximately $143.6 million of its indebtedness matures in 2009 (excluding loans with extensions). The Company expects that all 2009 debt maturities will be refinanced, extended and/or paid off from the Company's line of credit.

        The Senior Notes bear interest at 3.25%, payable semiannually, are senior unsecured debt of the Company and are guaranteed by the Operating Partnership. Prior to December 14, 2011, upon the occurrence of certain specified events, the Senior Notes will be convertible at the option of the holder into cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the election of the Company, at an initial conversion rate of 8.9702 shares per $1 principal amount. On and after December 15, 2011, the Senior Notes will be convertible at any time prior to the second business day preceding the maturity date at the option of the holder at the initial conversion rate. The initial conversion price of approximately $111.48 per share represented a 20% premium over the closing price of the Company's common stock on March 12, 2007, the date of issuance of the Senior Notes. The initial conversion rate is subject to adjustment under certain circumstances. Holders of the Senior Notes do not have the right to require the Company to repurchase the Senior Notes prior to maturity except in connection with the occurrence of certain fundamental change transactions. During the three months ended March 31, 2009, the Company repurchased and retired $56.8 million of the Senior Notes for $30.7 million and recorded a gain on extinguishment of $22.5 million. The repurchase was funded by borrowings under the Company's line of credit. The carrying value of the Senior Notes at March 31, 2009 and December 31, 2008 was $636.7 million and $687.7 million, respectively, which included an unamortized discount of $33.6 million and $39.5 million, respectively. On April 21, 2009, the Company repurchased and retired an additional $25.0 million of the Senior Notes for $17.0 million, resulting in gain on early extinguishment of debt of approximately $6.6 million.

        The Company purchased two capped calls ("Capped Calls") from affiliates of the initial purchasers of the Senior Notes that effectively increased the conversion price to approximately $130.06, which represents a 40% premium to the March 12, 2007 closing price of $92.90 per common share of the Company. The Capped Calls are expected to generally reduce the potential dilution upon exchange of the Senior Notes in the event the market value per share of the Company's common stock, as measured under the terms of the relevant settlement date, is greater than the strike price of the Capped Calls. If, however, the market value per share of the Company's common stock exceeds $130.06 per common share, then the dilution mitigation under the Capped Calls will be capped, which means there would be dilution from exchange of the Senior Notes to the extent that the market value per share of the Company's common stock exceeds $130.06.

        The Company has a $1.5 billion revolving line of credit that matures on April 25, 2010 with a one-year extension option. The interest rate fluctuates from LIBOR plus 0.75% to LIBOR plus 1.10% depending on the Company's overall leverage. The Company has an interest rate swap agreement that effectively fixed the interest rate on $400.0 million of the outstanding balance of the line of credit at 6.23% until April 25, 2011. As of March 31, 2009 and December 31, 2008, borrowings outstanding were $1.2 billion and $1.1 billion, at an average interest rate, excluding the $400.0 million swapped portion, of 1.78% and 3.19%, respectively.

        The Company obtained a five-year term loan that bears interest at LIBOR plus 1.50% and matures on April 26, 2010. The loan is covered by an interest rate swap agreement that effectively fixed the interest rate of the term loan at 6.30% until maturity. As of March 31, 2009 and December 31, 2008, the note had a balance outstanding of $444.4 million and $446.3 million, respectively, with an effective interest rate of 6.50%.

        At March 31, 2009, the Company was in compliance with all applicable loan covenants under its debt agreements.

        At March 31, 2009, the Company had cash and cash equivalents available of $79.5 million.

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

        The following reflects the maximum amount of debt principal that could recourse to the Company at March 31, 2009 (in thousands):

Property	Recourse Debt	Maturity Date
Boulevard Shops	$4,280	12/17/2010
Chandler Village Center	4,375	1/15/2011
The Market at Estrella Falls	8,444	6/1/2011

	$17,099

        Additionally, as of March 31, 2009, the Company is contingently liable for $19.7 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

  Long-term Contractual Obligations:

        The following is a schedule of long-term contractual obligations as of March 31, 2009 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)	$6,285,080	$470,894	$3,391,604	$1,535,260	$887,322
Operating lease obligations(1)	778,478	7,501	15,845	15,001	740,131
Purchase obligations(1)	97,902	97,902	—	—	—
Other long-term liabilities(2)	329,491	329,491	—	—	—

	$7,490,951	$905,788	$3,407,449	$1,550,261	$1,627,453

(1)
See Note 14—Commitments and Contingencies of the Company's Consolidated Financial Statements.

(2)
Amount includes $2,417 of unrecognized tax benefits associated with FIN 48. See Note 16—Income Taxes of the Company's Consolidated Financial Statements.

Funds From Operations

        The Company uses FFO in addition to net income to report its operating and financial results and considers FFO and FFO-diluted as supplemental measures for the real estate industry and a supplement to GAAP measures. The National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss) computed in accordance with GAAP, excluding gains (or losses) from extraordinary items and sales of depreciated operating properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. FFO and FFO on a fully diluted basis are useful to investors in comparing operating and financial results between periods. This is especially true since FFO excludes real estate depreciation and amortization as the Company believes real estate values fluctuate based on market conditions rather than depreciate in value ratably on a straight-line basis over time. FFO on a fully diluted basis is one of the measures investors find most useful in measuring the dilutive impact of outstanding convertible securities. FFO does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net income as defined by GAAP and is not indicative of cash available to fund all cash flow needs. FFO, as presented, may not be comparable to similarly titled measures reported by other real estate investment trusts. The reconciliation of FFO and FFO-diluted to net income available to common stockholders is provided below.

        The following reconciles net income available to common stockholders to FFO and FFO-diluted (dollars in thousands):

	For the Three Months Ended March 31,
	2009	2008(4)
Net income available to common stockholders	$14,016	$92,610
Adjustments to reconcile net income to FFO—basic:
Noncontrolling interests in the Operating Partnership	2,124	16,074
Gain on sale or write-down of consolidated assets	(756)	(99,937)
Add: gain on undepreciated assets—consolidated assets	1,354	333
Add: noncontrolling interests share of gain on sale of consolidated joint ventures	—	341
Less: write-down of consolidated assets	(582)	—
Gain on sale of assets from unconsolidated entities(1)	(8)	(1,319)
Add: gain on sale of undepreciated assets—from unconsolidated entities(1)	—	1,319
Depreciation and amortization on consolidated centers	64,911	61,127
Less: depreciation and amortization attributable to noncontrolling interests on consolidated joint ventures	(1,067)	(573)
Depreciation and amortization on joint ventures(1)	26,501	22,279
Less: depreciation on personal property	(3,654)	(2,243)

FFO—basic	102,839	90,011
Additional adjustments to arrive at FFO—diluted:
Impact of convertible preferred stock	—	2,454

FFO—diluted	$102,839	$92,465

Weighted average number of FFO shares outstanding for:
FFO—basic(2)	88,551	84,895
Adjustments for the impact of dilutive securities in computing FFO-diluted:
Convertible preferred stock	—	3,067
Share and unit-based compensation plans	—	328

FFO—diluted(3)	88,551	88,290

(1)
Unconsolidated assets are presented at the Company's pro rata share.

(2)
Calculated based upon basic net income as adjusted to reach basic FFO. As of March 31, 2009 and 2008, 11.7 million and 12.6 million OP Units were outstanding, respectively.

(3)
The computation of FFO—diluted shares outstanding includes the effect of share and unit-based compensation plans and the Senior Notes using the treasury stock method. It also assumes the conversion of MACWH, LP common and preferred units to the extent that they are dilutive to the FFO computation. The MACWH, LP preferred units were antidilutive to the calculations at March 31, 2009 and 2008 and were not included in the above calculations.

(4)
Net income—available to common stockholders and FFO have been reduced by $3.0 million and $3.5 million, respectively, due to the retrospective application of FSP APB 14-1, which the Company adopted on January 1, 2009.

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

        The following table sets forth information as of March 31, 2009 concerning the Company's long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV") (dollars in thousands):

	For the years ended March 31,
	2010	2011	2012	2013	2014	Thereafter	Total	FV
CONSOLIDATED CENTERS:
Long term debt:
Fixed rate(1)	$273,106	$1,295,441	$436,453	$1,217,092	$233,894	$836,908	$4,292,894	$3,829,626
Average interest rate	6.29%	6.22%	5.89%	5.95%	5.41%	6.02%	6.06%
Floating rate	177,292	865,074	650,100	—	—	—	1,692,466	1,628,958
Average interest rate	1.87%	2.23%	2.91%				2.46%

Total debt—Consolidated Centers	$450,398	$2,160,515	$1,086,553	$1,217,092	$233,894	$836,908	$5,985,360	$5,458,584

JOINT VENTURE CENTERS:
Long term debt (at Company's pro rata share):
Fixed rate	$249,586	$151,656	$36,039	$204,536	$282,585	$890,673	$1,815,075	$1,686,392
Average interest rate	5.41%	6.41%	6.12%	6.75%	5.65%	5.67%	5.83%
Floating rate	96,173	90,480	11,842	—	—	—	198,495	192,140
Average interest rate	2.18%	1.41%	2.65%				1.86%

Total debt—Joint Venture Centers	$345,759	$242,136	$47,881	$204,536	$282,585	$890,673	$2,013,570	$1,878,532

(1)
Fixed rate debt includes the $444.4 million floating rate term note and $400.0 million of the line of credit balance. These amounts have effective fixed rates over the remaining terms due to swap agreements as discussed below.

        The consolidated Centers' total fixed rate debt at March 31, 2009 and December 31, 2008 was $4.3 billion and $4.4 billion, respectively. The average interest rate on fixed rate debt at March 31, 2009 and December 31, 2008 was 6.06% and 5.72%, respectively. The consolidated Centers' total floating rate debt at March 31, 2009 and December 31, 2008 was $1.7 billion and $1.6 billion, respectively. The average interest rate on floating rate debt at March 31, 2009 and December 31, 2008 was 2.46% and 3.32%, respectively.

        The Company's pro rata share of the Joint Venture Centers' fixed rate debt at March 31, 2009 and December 31, 2008 was $1.8 billion and $1.8 billion, respectively. The average interest rate on fixed rate debt at March 31, 2009 and December 31, 2008 was 5.83%. The Company's pro rata share of the Joint Venture Centers' floating rate debt at March 31, 2009 and December 31, 2008 was $198.5 million and $181.5 million, respectively. The average interest rate on the floating rate debt at March 31, 2009 and December 31, 2008 was 1.86% and 2.36%, respectively.

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

        The following are outstanding derivatives at March 31, 2009 (amounts in thousands):

Property/Entity	Notional Amount	Product	Rate	Maturity	Company's Ownership	Fair Value(1)
Camelback Colonnade	$41,500	Cap	8.54%	11/15/2009	75%	$—
Desert Sky Mall	51,500	Cap	7.65%	3/15/2010	50%	—
La Cumbre Plaza	30,000	Cap	7.12%	8/9/2009	100%	—
Metrocenter Mall	112,000	Cap	7.25%	2/15/2010	15%	—
Metrocenter Mall	21,597	Cap	7.25%	2/15/2010	15%	—
Panorama Mall	50,000	Cap	6.65%	3/1/2010	100%	—
Superstition Springs Center	67,500	Cap	8.63%	9/9/2009	33%	—
The Oaks	150,000	Cap	6.25%	7/1/2010	100%	—
The Operating Partnership	450,000	Swap	4.80%	4/15/2010	100%	(12,086)
The Operating Partnership	400,000	Swap	5.08%	4/25/2011	100%	(11,354)
Westside Pavilion	175,000	Cap	5.50%	6/1/2010	100%	—

(1)
Fair value at the Company's ownership percentage.

        Interest rate cap agreements ("Cap") offer protection against floating rates on the notional amount from exceeding the rates noted in the above schedule, and interest rate swap agreements ("Swap") effectively replace a floating rate on the notional amount with a fixed rate as noted above.

        In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $18.9 million per year based on $1.9 billion outstanding of floating rate debt at March 31, 2009.

        The fair value of the Company's long-term debt is estimated based on discounted cash flows at interest rates that management believes reflect the risks associated with long-term debt of similar risk and duration.

Item 4.    Controls and Procedures

        As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of March 31, 2009, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

        In addition, there has been no change in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.    Risk Factors

        There have been no material changes to the risk factors relating to the Company set forth under the caption "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

  Not Applicable

Item 3.    Defaults Upon Senior Securities

  Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders

  Not Applicable

Item 5.    Other Information

  Not Applicable

Item 6.    Exhibits

3.1*	Articles of Amendment and Restatement of the Company
3.1.1**	Articles Supplementary of the Company
3.1.2***	Articles Supplementary of the Company (with respect to the first paragraph)
3.1.3****	Articles Supplementary of the Company (Series D Preferred Stock)
3.1.4#	Articles Supplementary of the Company
3.1.5#**	Articles of Amendment of the Company (declassification of the Board)
3.1.6##	Articles Supplementary of the Company
3.2##	Amended and Restated Bylaws of the Company (February 5, 2009)
4.1###	Form of Common Stock Certificate
4.2####	Form of Preferred Stock Certificate (Series D Preferred Stock)
4.3#*	Indenture, dated as of March 16, 2007, among the Company, the Operating Partnership and Deutsche Bank Trust Company Americas (includes form of the Notes and Guarantee)
10.1(1)	Form of Stock Unit Award Agreement
10.2(1)	Amended and Restated Cash Bonus/Restricted Stock/Stock Unit and LTIP Unit Award Program under the 2003 Equity Incentive Plan.
31.1	Section 302 Certification of Arthur Coppola, Chief Executive Officer
31.2	Section 302 Certification of Thomas O'Hern, Chief Financial Officer
32.1	Section 906 Certification of Arthur Coppola, Chief Executive Officer, and Thomas O'Hern, Chief Financial Officer

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

#**
Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

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

Date: May 11, 2009

QuickLinks

THE MACERICH COMPANY FORM 10-Q INDEX
THE MACERICH COMPANY CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except par value and share amounts) (Unaudited)
THE MACERICH COMPANY CONSOLIDATED STATEMENTS OF OPERATIONS (Dollars in thousands, except share and per share amounts) (Unaudited)
THE MACERICH COMPANY CONSOLIDATED STATEMENTS OF EQUITY (Dollars in thousands, except per share data) (Unaudited)
THE MACERICH COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands) (Unaudited)
THE MACERICH COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share amounts) (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
  Signature