Form 10-Q
period 2009-06-30
MACERICH CO
filed 2009-08-07
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

YES ☒        NO ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding twelve (12) months (or for such shorter period that the registrant was required to submit and post such files).

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

YES ☐        NO ☒

        Number of shares outstanding as of August 7, 2009 of the registrant's common stock, par value $.01 per share: 79,299,665 shares

THE MACERICH COMPANY

FORM 10-Q

INDEX

THE MACERICH COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value and share amounts)

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS:
Property, net	$6,360,530	$6,371,319
Cash and cash equivalents	57,889	66,529
Restricted cash	69,970	61,707
Marketable securities	27,462	27,943
Tenant and other receivables, net	92,526	118,374
Deferred charges and other assets, net	317,952	339,662
Loans to unconsolidated joint ventures	638	932
Due from affiliates	7,815	9,124
Investments in unconsolidated joint ventures	1,034,166	1,094,845

Total assets	$7,968,948	$8,090,435

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY:
Mortgage notes payable:
Related parties	$369,208	$306,859
Others	3,315,409	3,373,116

Total	3,684,617	3,679,975
Bank and other notes payable	2,272,523	2,260,443
Accounts payable and accrued expenses	77,137	114,502
Other accrued liabilities	262,544	289,146
Investments in unconsolidated joint ventures	65,071	80,915
Preferred dividends payable	207	243

Total liabilities	6,362,099	6,425,224

Redeemable noncontrolling interests	23,327	23,327

Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $.01 par value, 250,000,000 and 145,000,000 shares authorized, 79,315,402 and 76,883,634 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	793	769
Additional paid-in capital	1,763,120	1,721,256
Accumulated deficit	(383,503)	(274,834)
Accumulated other comprehensive loss	(35,936)	(53,425)

Total stockholders' equity	1,344,474	1,393,766
Noncontrolling interests	239,048	248,118

Total equity	1,583,522	1,641,884

Total liabilities, redeemable noncontrolling interests and equity	$7,968,948	$8,090,435

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Minimum rents	$123,504	$129,831	$250,976	$260,979
Percentage rents	2,686	2,954	5,487	5,658
Tenant recoveries	62,530	66,913	127,441	134,570
Management Companies	9,345	10,382	17,885	20,073
Other	7,850	6,711	14,904	13,041

Total revenues	205,915	216,791	416,693	434,321

Expenses:
Shopping center and operating expenses	67,554	69,008	138,326	139,631
Management Companies' operating expenses	18,872	20,529	42,302	38,872
REIT general and administrative expenses	4,648	4,135	9,906	8,538
Depreciation and amortization	63,740	57,474	128,651	118,129

	154,814	151,146	319,185	305,170

Interest expense:
Related parties	6,254	3,683	12,044	7,379
Other	65,660	68,359	129,808	139,032

	71,914	72,042	141,852	146,411
Gain on early extinguishment of debt	(7,127)	—	(29,601)	—

Total expenses	219,601	223,188	431,436	451,581
Equity in income of unconsolidated joint ventures	14,556	24,946	30,482	47,244
Income tax benefit	380	689	1,181	388
(Loss) gain on sale or write down of assets	(25,605)	489	(24,832)	1,163

(Loss) income from continuing operations	(24,355)	19,727	(7,912)	31,535

Discontinued operations:
(Loss) gain on sale of assets	—	(113)	(17)	99,150
(Loss) income from discontinued operations	(11)	414	(20)	1,007

Total (loss) income from discontinued operations	(11)	301	(37)	100,157

Net (loss) income	(24,366)	20,028	(7,949)	131,692
Less net (loss) income attributable to noncontrolling interests	(2,630)	3,468	(229)	20,068

Net (loss) income attributable to the Company	(21,736)	16,560	(7,720)	111,624
Less preferred dividends	—	835	—	3,289

Net (loss) income available to common stockholders	$(21,736)	$15,725	$(7,720)	$108,335

Earnings per common share attributable to Company—basic:
(Loss) income from continuing operations	$(0.29)	$0.21	$(0.12)	$0.31
Discontinued operations	—	—	—	1.17

Net (loss) income available to common stockholders	$(0.29)	$0.21	$(0.12)	$1.48

Earnings per common share attributable to Company—diluted:
(Loss) income from continuing operations	$(0.29)	$0.21	$(0.12)	$0.30
Discontinued operations	—	—	—	1.17

Net (loss) income available to common stockholders	$(0.29)	$0.21	$(0.12)	$1.47

Weighted average number of common shares outstanding:
Basic	77,270,000	73,780,000	77,082,000	73,061,000

Diluted	77,270,000	86,781,000	77,082,000	88,465,000

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands, except per share data)

(Unaudited)

	Stockholders' Equity
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interests
Balance January 1, 2009	76,883,634	$769	$1,721,256	$(274,834)	$(53,425)	$1,393,766	$248,118	$1,641,884	$23,327

Comprehensive income:
Net loss	—	—	—	(7,720)	—	(7,720)	(521)	(8,241)	292
Interest rate swap/cap agreements	—	—	—	—	17,489	17,489	—	17,489	—

Total comprehensive income	—	—	—	(7,720)	17,489	9,769	(521)	9,248	292
Amortization of share and unit-based plans	171,612	2	8,837	—	—	8,839	—	8,839	—
Employee stock purchases	23,202	—	368	—	—	368	—	368	—
Distributions paid ($1.40) per share	—	—	—	(100,949)	—	(100,949)	—	(100,949)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(16,233)	(16,233)	(292)
Issuance of common shares	2,236,954	22	36,216	—	—	36,238	—	36,238	—
Contributions from noncontrolling interests	—	—	—	—	—	—	4,741	4,741	—
Other	—	—	(515)	—	—	(515)	—	(515)	—
Redemption of noncontrolling interests	—	—	—	—	—	—	(99)	(99)	—
Adjustment of noncontrolling interest in Operating Partnership	—	—	(3,042)	—	—	(3,042)	3,042	—	—

Balance June 30, 2009	79,315,402	$793	$1,763,120	$(383,503)	$(35,936)	$1,344,474	$239,048	$1,583,522	$23,327

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF EQUITY (Continued)

(Dollars in thousands, except per share data)

(Unaudited)

	Stockholders' Equity
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Common Stockholders' Equity	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interests
Balance January 1, 2008	72,311,763	$723	$1,428,124	$(203,505)	$(24,508)	$1,200,834	$230,529	$1,431,363	$322,619

Comprehensive income:
Net income	—	—	—	108,335	—	108,335	19,776	128,111	292
Reclassification of deferred losses	—	—	—	—	285	285	—	285	—
Interest rate swap/cap agreements	—	—	—	—	(201)	(201)	—	(201)	—

Total comprehensive income	—	—	—	108,335	84	108,419	19,776	128,195	292
Amortization of share and unit-based plans	185,503	2	10,615	—		10,617	—	10,617	—
Exercise of stock options	38,750	—	991	—	—	991	—	991	—
Employee stock purchases	6,494	—	363	—	—	363	—	363	—
Distributions paid ($1.60) per share	—	—	—	(116,261)	—	(116,261)	—	(116,261)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(21,712)	(21,712)	(292)
Preferred dividends	—	—	(3,289)	—	—	(3,289)	—	(3,289)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	10,035	10,035	—
Conversion of noncontrolling interests to common shares	58,624	1	1,768	—	—	1,769	(1,769)	—	—
Conversion of preferred shares to common shares	2,022,860	20	55,750	—	—	55,770	—	55,770	—
Redemption of noncontrolling interests	—	—	—	—	—	—	—	—	(96,564)
Reversal of adjustments to redemption value of redeemable noncontrolling interests	—	—	202,728	—	—	202,728	—	202,728	(202,728)
Other	—	—	106	—	—	106	—	106	—
Adjustment of noncontrolling interest in Operating Partnership	—	—	(36,441)	—	—	(36,441)	36,441	—	—

Balance June 30, 2008	74,623,994	$746	$1,660,715	$(211,431)	$(24,424)	$1,425,606	$273,300	$1,698,906	$23,327

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(7,949)	$131,692
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on early extinguishment of debt	(29,601)	—
Loss (gain) on sale or write down of assets	24,832	(1,163)
Loss (gain) on sale of assets of discontinued operations	17	(99,150)
Depreciation and amortization	134,561	122,542
Amortization of net discount on mortgage and bank and other notes payable	301	2,774
Amortization of share and unit-based plans	5,036	5,695
Equity in income of unconsolidated joint ventures	(30,482)	(47,244)
Distributions of income from unconsolidated joint ventures	5,698	14,922
Changes in assets and liabilities, net of acquisitions and dispositions:
Tenant and other receivables, net	17,163	25,645
Other assets	9,503	(2,885)
Accounts payable and accrued expenses	(55,080)	(25,475)
Due from affiliates	1,309	(366)
Other accrued liabilities	(9,521)	(19,741)

Net cash provided by operating activities	65,787	107,246

Cash flows from investing activities:
Acquisitions of property, development, redevelopment and property improvements	(97,336)	(326,724)
Redemption of Rochester Properties	—	(18,873)
Maturities of marketable securities	638	807
Deferred leasing costs	(17,287)	(18,127)
Distributions from unconsolidated joint ventures	96,758	48,999
Contributions to unconsolidated joint ventures	(19,391)	(142,124)
Proceeds from loans to unconsolidated joint ventures	294	188
Proceeds from sale of assets	8,394	3,282
Restricted cash	(8,263)	(628)

Net cash used in investing activities	(36,193)	(453,200)

Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	242,917	871,788
Payments on mortgages, bank and other notes payable	(146,661)	(414,856)
Repurchase of Senior Notes	(50,704)	—
Deferred financing costs	(3,172)	(5,744)
Proceeds from share and unit-based plans	368	1,354
Dividends and distributions	(80,982)	(128,981)
Dividends to preferred stockholders / preferred unitholders	—	(9,073)

Net cash (used in) provided by financing activities	(38,234)	314,488

Net decrease in cash	(8,640)	(31,466)
Cash and cash equivalents, beginning of period	66,529	85,273

Cash and cash equivalents, end of period	$57,889	$53,807

Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$137,150	$143,125

Non-cash transactions:
Acquisition of noncontrolling interests in properties	$—	$205,520

Deposits contributed to unconsolidated joint ventures and the purchase of properties	$—	$51,943

Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$47,750	$55,156

Accrued preferred dividend payable	$207	$1,112

Acquisition of property by assumption of mortgage note payable	$—	$15,775

Stock dividend	$38,564	$—

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

        The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of June 30, 2009, the Company was the sole general partner of and held an 87% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended.

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

        The unaudited interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Current Report on Form 8-K filed May 27, 2009. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for the interim periods have been made. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

2. Summary of Significant Accounting Policies: (Continued)

the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying consolidated balance sheet as of December 31, 2008 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

        All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Tenant and Other Receivables, net:

        Included in tenant and other receivables, net is an allowance for doubtful accounts of $5,907 and $3,754 at June 30, 2009 and December 31, 2008, respectively.

        Included in tenant and other receivables, net are the following notes receivable:

        On March 31, 2006, the Company received a note receivable that is secured by a deed of trust, bears interest at 5.5% and matures on March 31, 2031. At June 30, 2009 and December 31, 2008, the note had a balance of $9,338 and $9,450, respectively.

        On January 1, 2008, as part of the Rochester Redemption (See Note 16—Discontinued Operations), the Company received an unsecured note receivable that bears interest at 9.0% and matures on June 30, 2011. The balance on the note at June 30, 2009 and December 31, 2008 was $11,763.

Accounting Pronouncements Adopted on January 1, 2009:

        Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") Statement on Financial Accounting Standards ("SFAS") No. 157-2, "Effective Date of FASB Statement No. 157," deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. FSP SFAS No. 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly," reaffirmed the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The adoption of FSP SFAS No. 157-2 and FSP SFAS 157-4 did not have a material impact on the Company's consolidated financial statements.

        SFAS No. 141(R), "Business Combinations," requires an acquiring entity to recognize acquired assets and assumed liabilities in a transaction at fair value as of the acquisition date and changes the accounting treatment for certain items, including acquisition costs, which will be required to be expensed as incurred. The adoption of SFAS No. 141(R) did not have a material impact on the Company's consolidated financial statements.

        SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133," amends and expands the disclosure requirements of SFAS No. 133. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives and quantitative disclosures about the fair value of and gains and losses on derivative instruments. As a result of the Company's adoption of SFAS No. 161, the Company has expanded its disclosures

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

2. Summary of Significant Accounting Policies: (Continued)

concerning its derivative instruments and hedging activities. See Note 5—Derivative Instruments and Hedging Activities.

        Emerging Issues Task Force ("EITF") No. 07-5, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock," provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. Paragraph 11(a) of SFAS No. 133, Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. The adoption of EITF No. 07-05 did not have a material impact on the Company's consolidated financial statements.

        SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51," requires that noncontrolling interests be presented as a component of consolidated stockholders' equity and eliminates "minority interest accounting" such that the amount of net income attributable to the noncontrolling interests will be presented as part of consolidated net income on the consolidated statements of operations.

        FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled In Cash Upon Conversion (Including Partial Cash Settlement)," requires the initial proceeds from convertible debt that may be settled in cash to be bifurcated between a liability component and an equity component. The objective of the guidance is to require the liability and equity components of convertible debt to be separately accounted for in a manner such that the interest expense recorded on the convertible debt would not equal the contractual rate of interest on the convertible debt, but instead would be recorded at a rate that would reflect the issuer's conventional non-convertible debt borrowing rate at the date of issuance. This is accomplished through the creation of a discount on the debt that would be accreted using the effective interest method as additional non-cash interest expense over the period the debt is expected to remain outstanding.

        FSP EITF No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," provides that instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described SFAS No. 128, "Earnings per Share."

        See Note 21—Cumulative Effect of Adoption of Accounting Principles for a summary of the impact of the adoption of SFAS No. 160, FSP APB 14-1 and FSP EITF No. 03-6-1 on the Company's consolidated financial statements.

        FSP SFAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," requires disclosures on a quarterly basis that provide qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The Company has provided these disclosures in Note 10—Mortgage Notes Payable and Note 11—Bank and Other Notes Payable.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

2. Summary of Significant Accounting Policies: (Continued)

        FSP SFAS No. 115-2 and SFAS No. 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The adoption of FSP SFAS No. 115-2 and SFAS No. 124-2 did not have a significant impact on the Company's consolidated financial statements.

Other Recent Accounting Pronouncements:

        On April 1, 2009, the Company adopted the provisions of SFAS No. 165, "Subsequent Events." SFAS No. 165 establishes principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. The adoption of SFAS No. 165 did not have a material impact on the Company's consolidated financial statements.

        On April 1, 2009, the Company adopted FSP SFAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies." FSP SFAS 141(R)-1 addresses application issues on the accounting for contingencies in a business combination. The adoption of FSP SFAS 141(R)-1 did not have any impact on the Company's consolidated financial statements.

        In June 2009, the Financial Accounting Standards Board ("FASB") issued SFAS No. 166, "Accounting for Transfers of Financial Assets—an amendment of FASB No. 140." SFAS No. 166 removes the concept of a qualifying special-purpose entity from SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement 125" and removes the exception from applying FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities (revised December 2003)," to qualifying special-purpose entities. SFAS No. 166 requires a transferor to consider all arrangements or agreements made contemporaneously with, or in contemplation of, a transfer of a financial asset in order to determine whether a transferor and all of the entities included in the transferor's financial statements being presented have surrendered control of the transferred financial asset. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009 and should be applied prospectively. Early adoption of this statement is prohibited. The Company believes that this statement will not have a material impact on its results of operations or financial condition.

        In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46 (R)." SFAS No. 167 retains the scope of FIN No. 46(R) with the addition of entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated in SFAS No. 166. SFAS No. 167 amends certain guidance in FIN No. 46(R) for determining whether an entity is a variable interest entity. It is possible that application of this revised guidance will change an enterprise's assessment of which entities with which it is involved are variable interest entities. SFAS No. 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 also amends FIN No. 46(R) to require additional disclosures about an enterprise's involvement in variable interest entities, which will enhance the information provided to users of financial statements. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. Earlier application is prohibited. The Company is currently evaluating the impact of future adoption of SFAS No. 167 on its results of operations and financial condition.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

3. Earnings per Share ("EPS"):

        The following table reconciles the numerator and denominator used in the computation of earnings per share for the three and six months ended June 30, 2009 and 2008.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Numerator
(Loss) income from continuing operations	$(24,355)	$19,727	$(7,912)	$31,535
(Loss) income from discontinued operations	(11)	301	(37)	100,157
Income (loss) attributable to noncontrolling interests	2,630	(3,468)	229	(20,068)

Net (loss) income attributable to the Company	(21,736)	16,560	(7,720)	111,624
Preferred dividends	—	(835)	—	(3,289)
Allocation of earnings to participating securities	(1,019)	(217)	(1,231)	(478)

Numerator for basic earnings per share—net (loss) income available to common stockholders	(22,755)	15,508	(8,951)	107,857
Effect of assumed conversions:
Partnership units	—	2,590	—	18,665
Convertible preferred stock	—	—	—	3,289

Numerator for diluted earnings per share—net (loss) income available to common stockholders	$(22,755)	$18,098	$(8,951)	$129,811

Denominator
Denominator for basic earnings per share—weighted average number of common shares outstanding	77,270	73,780	77,082	73,061
Effect of dilutive securities:(1)
Partnership units(2)	—	12,539	—	12,546
Share and unit-based plans(3)	—	462	—	398
Convertible preferred stock(4)	—	—	—	2,460

Denominator for diluted earnings per share—weighted average number of common shares outstanding	77,270	86,781	77,082	88,465

Earnings per common share—basic:
(Loss) income from continuing operations	$(0.29)	$0.21	$(0.12)	$0.31
Discontinued operations	—	—	—	1.17

Net (loss) income available to common stockholders	$(0.29)	$0.21	$(0.12)	$1.48

Earnings per common share—diluted:
(Loss) income from continuing operations	$(0.29)	$0.21	$(0.12)	$0.30
Discontinued operations	—	—	—	1.17

Net (loss) income available to common stockholders	$(0.29)	$0.21	$(0.12)	$1.47

(1)
The Senior Notes (See Note 11—Bank and Other Notes Payable) are excluded from diluted EPS for the three and six months ended June 30, 2009 and 2008 as their effect would be antidilutive to net (loss) income available to common stockholders.

(2)
Diluted EPS excludes 11,700,000 and 11,677,000 partnership units for the three and six months ended June 30, 2009, respectively, as their effect was antidilutive to net loss available to common stockholders.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

3. Earnings per Share ("EPS"): (Continued)

(3)
Diluted EPS excludes 1,257,384 of unexercised stock appreciation rights and 132,500 of unexercised stock options for the three and six months ended June 30, 2009 as their effect was antidilutive to net loss available to common stockholders.

(4)
The then outstanding convertible preferred stock (See Note 13—Cumulative Convertible Redeemable Preferred Stock) was convertible on a one-for-one basis for common stock. The convertible preferred stock was dilutive to net income available to common stockholders for the six months ended June 30, 2008.

        The noncontrolling interests of the Operating Partnership as reflected in the Company's consolidated statements of operations have been allocated for EPS calculations as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
(Loss) income from continuing operations	$(3,292)	$2,544	$(1,164)	$3,984
Discontinued operations:
(Loss) gain on sale of assets	—	(15)	(2)	14,535
(Loss) income from discontinued operations	(1)	61	(3)	146

Total	$(3,293)	$2,590	$(1,169)	$18,665

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures:

        The following are the Company's investments in various joint ventures or properties jointly owned with third parties. The Operating Partnership's interest in each joint venture as of June 30, 2009 is as follows:

Joint Venture	Partnership's Ownership %(1)
Biltmore Shopping Center Partners LLC	50.0%
Camelback Colonnade SPE LLC	75.0%
Chandler Festival SPE LLC	50.0%
Chandler Gateway SPE LLC	50.0%
Chandler Village Center, LLC	50.0%
Coolidge Holding LLC	37.5%
Corte Madera Village, LLC	50.1%
Desert Sky Mall—Tenants in Common	50.0%
East Mesa Land, L.L.C.	50.0%
East Mesa Mall, L.L.C.—Superstition Springs Center	33.3%
Jaren Associates #4	12.5%
Kierland Tower Lofts, LLC	15.0%
Macerich Northwestern Associates—Broadway Plaza	50.0%
Macerich SanTan Phase 2 SPE LLC—SanTan Village Power Center	34.9%
MetroRising AMS Holding LLC—Metrocenter Mall	15.0%
New River Associates—Arrowhead Towne Center	33.3%
North Bridge Chicago LLC	50.0%
NorthPark Land Partners, LP	50.0%
NorthPark Partners, LP	50.0%
One Scottsdale Investors LLC	50.0%
Pacific Premier Retail Trust	51.0%
PHXAZ/Kierland Commons, L.L.C.	24.5%
Propcor Associates	25.0%
Propcor II Associates, LLC—Boulevard Shops	50.0%
Scottsdale Fashion Square Partnership	50.0%
SDG Macerich Properties, L.P.	50.0%
The Market at Estrella Falls LLC	35.1%
Tysons Corner Holdings LLC	50.0%
Tysons Corner LLC	50.0%
Tysons Corner Property Holdings II LLC	50.0%
Tysons Corner Property Holdings LLC	50.0%
Tysons Corner Property LLC	50.0%
WM Inland, L.L.C.	50.0%
West Acres Development, LLP	19.0%
Westcor/Gilbert, L.L.C.	50.0%
Westcor/Queen Creek Commercial LLC	37.9%
Westcor/Queen Creek LLC	37.7%
Westcor/Queen Creek Medical LLC	37.7%
Westcor/Queen Creek Residential LLC	37.7%
Westcor/Surprise Auto Park LLC	33.3%
Westpen Associates	50.0%
Wilshire Building—Tenants in Common	30.0%
WM Ridgmar, L.P.	50.0%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

        The Company generally accounts for its investments in joint ventures using the equity method unless the Company has a controlling interest in the joint venture or is the primary beneficiary in a variable interest entity. Although the Company has a greater than 50% interest in Pacific Premier Retail Trust, Camelback Colonnade SPE LLC and Corte Madera Village, LLC, the Company shares management control with the partners in these joint ventures and, therefore, accounts for these joint ventures using the equity method of accounting.

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

        On June 11, 2008, the Company became a 50% owner in a joint venture that acquired One Scottsdale, which plans to develop a mixed-use property in Scottsdale, Arizona. The Company's share of the purchase price was $52,500, which was funded by borrowings under the Company's line of credit. The results of One Scottsdale are included below for the period subsequent to its date of acquisition.

        On December 19, 2008, the Company sold a fee and/or ground leasehold interest in three freestanding Mervyn's department stores to Pacific Premier Retail Trust, one of the Company's joint ventures, for $43,405, resulting in a gain on sale of assets of $1,511. The Company's pro rata share of the proceeds was used to pay down the Company's line of credit. See Mervyn's in Note 15—Acquisitions and in Note 16—Discontinued Operations.

        Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures:

	June 30, 2009	December 31, 2008
Assets(1):
Properties, net	$4,710,733	$4,706,823
Other assets	407,842	531,976

Total assets	$5,118,575	$5,238,799

Liabilities and partners' capital(1):
Mortgage notes payable(2)	$4,229,209	$4,244,270
Other liabilities	187,689	215,975
Company's capital	396,067	434,504
Outside partners' capital	305,610	344,050

Total liabilities and partners' capital	$5,118,575	$5,238,799

Investments in unconsolidated joint ventures:
Company's capital	$396,067	$434,504
Basis adjustment(3)	573,028	579,426

Investments in unconsolidated joint ventures	$969,095	$1,013,930

Assets—Investments in unconsolidated joint ventures	$1,034,166	$1,094,845
Liabilities—Investments in unconsolidated joint ventures	(65,071)	(80,915)

	$969,095	$1,013,930

(1)
These amounts include the assets and liabilities of the following significant subsidiaries as of June 30, 2009 and December 31, 2008:

	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Tysons Corner LLC
As of June 30, 2009:
Total Assets	$859,603	$1,079,450	$329,486
Total Liabilities	$818,347	$963,547	$338,518
As of December 31, 2008:
Total Assets	$882,117	$1,148,831	$328,064
Total Liabilities	$823,550	$976,506	$333,307
(2)
Certain joint ventures have debt that could become recourse debt to the Company should the joint venture be unable to discharge the obligations of the related debt. As of June 30, 2009 and

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

  December 31, 2008, a total of $17,440 and $16,898, respectively, could become recourse debt to the Company.

  Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life ("NML") of $415,392 and $211,098 as of June 30, 2009 and December 31, 2008, respectively. NML is considered a related party because it is a joint venture partner with the Company in Macerich Northwestern Associates. Interest expense incurred on these borrowings amounted to $4,213 and $2,054 for the three months ended June 30, 2009 and 2008, respectively, and $7,511 and $4,159 for the six months ended June 30, 2009 and 2008, respectively.

(3)
This represents the difference between the cost of an investment and the book value of the underlying equity of the joint venture. The Company is amortizing this difference into income on a straight-line basis, consistent with the lives of the underlying assets. The amortization of this difference was $1,247 and $1,876 for the three months ended June 30, 2009 and 2008, respectively, and $5,111 and $4,364 for the six months ended June 30, 2009 and 2008, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Tysons Corner LLC	Other Joint Ventures	Total
Three Months Ended June 30, 2009
Revenues:
Minimum rents	$22,493	$32,034	$14,504	$67,915	$136,946
Percentage rents	410	861	239	1,786	3,296
Tenant recoveries	11,849	12,199	9,539	33,514	67,101
Other	850	973	492	4,558	6,873

Total revenues	35,602	46,067	24,774	107,773	214,216

Expenses:
Shopping center and operating expenses	13,711	13,286	8,040	42,010	77,047
Interest expense	11,641	12,451	3,964	27,769	55,825
Depreciation and amortization	7,776	8,959	4,504	26,008	47,247

Total operating expenses	33,128	34,696	16,508	95,787	180,119

Gain (loss) on sale of assets	46	—	—	(59)	(13)

Net income	$2,520	$11,371	$8,266	$11,927	$34,084

Company's equity in net income	$1,260	$5,784	$4,133	$3,379	$14,556

Three Months Ended June 30, 2008
Revenues:
Minimum rents	$23,384	$32,034	$15,056	$70,747	$141,221
Percentage rents	601	579	668	2,729	4,577
Tenant recoveries	11,850	12,000	9,202	33,396	66,448
Other	886	1,095	367	23,266	25,614

Total revenues	36,721	45,708	25,293	130,138	237,860

Expenses:
Shopping center and operating expenses	14,792	13,326	7,496	41,913	77,527
Interest expense	11,632	11,289	4,126	28,773	55,820
Depreciation and amortization	7,707	8,089	4,658	26,140	46,594

Total operating expenses	34,131	32,704	16,280	96,826	179,941

(Loss) gain on sale of assets	(14)	—	—	6,170	6,156

Net income	$2,576	$13,004	$9,013	$39,482	$64,075

Company's equity in net income	$1,288	$6,618	$4,507	$12,533	$24,946

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Tysons Corner LLC	Other Joint Ventures	Total
Six Months Ended June 30, 2009
Revenues:
Minimum rents	$45,479	$64,801	$29,146	$137,716	$277,142
Percentage rents	1,244	1,417	382	3,268	6,311
Tenant recoveries	24,133	24,452	18,618	67,564	134,767
Other	1,686	1,970	885	9,799	14,340

Total revenues	72,542	92,640	49,031	218,347	432,560

Expenses:
Shopping center and operating expenses	27,967	26,969	15,704	83,290	153,930
Interest expense	23,157	24,679	7,962	55,737	111,535
Depreciation and amortization	15,024	17,842	8,954	52,299	94,119

Total operating expenses	66,148	69,490	32,620	191,326	359,584

Gain on sale of assets	44	—		117	161

Net income	$6,438	$23,150	$16,411	$27,138	$73,137

Company's equity in net income	$3,219	$11,774	$8,206	$7,283	$30,482

Six Months Ended June 30, 2008
Revenues:
Minimum rents	$46,585	$63,983	$30,150	$138,956	$279,674
Percentage rents	1,531	1,703	1,121	4,917	9,272
Tenant recoveries	24,277	24,916	18,235	67,794	135,222
Other	1,977	2,194	973	29,388	34,532

Total revenues	74,370	92,796	50,479	241,055	458,700

Expenses:
Shopping center and operating expenses	29,738	26,463	15,210	81,324	152,735
Interest expense	23,260	22,894	8,242	58,313	112,709
Depreciation and amortization	15,158	15,921	9,280	49,464	89,823

Total operating expenses	68,156	65,278	32,732	189,101	355,267

(Loss) gain on sale of assets	(14)	—	—	14,786	14,772

Net income	$6,200	$27,518	$17,747	$66,740	$118,205

Company's equity in net income	$3,100	$14,003	$8,874	$21,267	$47,244

        Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

5. Derivative Instruments and Hedging Activities:

        The Company recognizes all derivatives in the consolidated financial statements and measures the derivatives at fair value. The Company uses interest rate swap and cap agreements (collectively, "interest rate agreements") in the normal course of business to manage or reduce its exposure to adverse fluctuations in interest rates. The Company designs its hedges to be effective in reducing the risk exposure that they are designated to hedge. Any instrument that meets the cash flow hedging criteria in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is formally designated as a cash flow hedge at the inception of the derivative contract. On an ongoing quarterly basis, the Company adjusts its balance sheet to reflect the current fair value of its derivatives. To the extent they are effective, changes in fair value of derivatives are recorded in comprehensive income. Ineffective portions, if any, are included in net income. No ineffectiveness was recorded in net income during the three or six months ended June 30, 2009 or 2008. If any derivative instrument used for risk management does not meet the hedging criteria, it is marked-to-market each period in the consolidated statements of operations. As of June 30, 2009, two of the Company's derivative instruments were not designated as cash flow hedges. Changes in the market value of these derivative instruments are recorded in the consolidated statements of operations. As of June 30, 2009, the Company's derivative instruments did not contain any credit risk related contingent features or collateral arrangements.

        The Company reclassified $44 and $285 for the three and six months ended June 30, 2008, respectively, related to treasury rate lock transactions settled in prior years from accumulated other comprehensive income to earnings.

        Amounts paid (received) as a result of interest rate agreements are recorded as an addition (reduction) of interest expense. The Company recorded other comprehensive (loss) income related to the marking-to-market of interest rate agreements of ($15,501) and $23,656 for the three months ended June 30, 2009 and 2008, respectively and $17,489 and ($201) for the six months ended June 30, 2009 and 2008, respectively. The amount expected to be reclassified to interest expense in the next 12 months is immaterial.

        The following derivatives were outstanding at June 30, 2009:

Property/Entity	Notional Amount	Product	Rate	Maturity	Fair Value
La Cumbre Plaza(1)(2)	$30,000	Cap	7.12%	8/9/2009	$—
Panorama Mall(1)(2)	50,000	Cap	6.65%	3/1/2010	—
The Oaks(2)	150,000	Cap	6.25%	7/1/2010	—
The Operating Partnership(3)	450,000	Swap	4.80%	4/15/2010	(14,401)
The Operating Partnership(3)	400,000	Swap	5.08%	4/25/2011	(24,543)
Westside Pavilion(2)	175,000	Cap	5.50%	6/1/2010	—

(1)
Derivative is not designated as a hedge.

(2)
See additional disclosure in Note 10—Mortgage Notes Payable.

(3)
See additional disclosure in Note 11—Bank and Other Notes Payable.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

5. Derivative Instruments and Hedging Activities: (Continued)

	Asset Derivatives			Liability Derivatives
		June 30, 2009	December 31, 2008		June 30, 2009	December 31, 2008
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments under SFAS No. 133
Interest rate cap agreements	Other assets	$—	$2	Other liabilities	$—	$—
Interest rate swap agreements	Other assets	—	—	Other liabilities	38,944	56,434

Total derivatives designated as hedging instruments under SFAS No. 133		—	2		38,944	56,434

Derivatives not designated as hedging instruments under SFAS No. 133
Interest rate cap agreements	Other assets	—	—	Other liabilities	—	—
Interest rate swap agreements	Other assets	—	—	Other liabilities	—	—

Total derivatives not designated as hedging instruments under SFAS No. 133		—	—		—	—

Total derivatives		$—	$2		$38,944	$56,434

6. Fair Value:

Derivatives:

        The fair values of interest rate agreements are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below or rose above the strike rate of the interest rate agreements. The variable interest rates used in the calculation of projected receipts on the interest rate agreements are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of SFAS No. 157, "Fair Value Measurements," the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

        Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2009 and December 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

6. Fair Value: (Continued)

significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Long-Lived Assets:

        In accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," long-lived assets held and used with a carrying value of $89,445 were written down to their fair value of $62,450, resulting in an impairment charge of $26,995, which was recorded to (loss) gain on sale or write down of assets for the three and six months ended June 30, 2009. The fair value was determined by the proceeds received on sales of the assets subsequent to June 30, 2009. See Note 22—Subsequent Events.

        The following table presents certain of the Company's long-lived assets held and used and derivative instruments measured at fair value as of June 30, 2009:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Long-lived assets held and used	$—	$62,450	$—	$62,450
Liabilities
Derivative Instruments	$—	$38,944	$—	$38,944

7. Property:

        Property consists of the following:

	June 30, 2009	December 31, 2008
Land	$1,149,612	$1,135,013
Building improvements	5,250,063	5,190,049
Tenant improvements	334,742	327,877
Equipment and furnishings	107,729	101,991
Construction in progress	603,163	600,773

	7,445,309	7,355,703
Less accumulated depreciation	(1,084,779)	(984,384)

	$6,360,530	$6,371,319

        The above schedule also includes the properties purchased in connection with the acquisition of Mervyn's and Boscov's freestanding stores acquired in 2008 (See Note 15—Acquisitions).

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

7. Property: (Continued)

        Depreciation expense was $53,399 and $44,772 for the three months ended June 30, 2009 and 2008, respectively and $106,022 and $91,560 for the six months ended June 30, 2009 and 2008, respectively.

        The Company recognized a gain on the sale of land of $1,453 and $489 during the three months ended June 30, 2009 and 2008, respectively and $2,807 and $1,163 for the six months ended June 30, 2009 and 2008, respectively. The Company wrote off $63 and $644 of development costs during the three months and six months ended June 30, 2009, respectively. In addition, the Company recorded an impairment charge of $26,995 for the three and six months ended June 30, 2009 related to the write down of assets sold in July 2009. (See Note 6—Fair Value).

8. Marketable Securities:

        Marketable Securities consists of the following:

	June 30, 2009	December 31, 2008
Government debt securities, at par value	$28,470	$29,108
Less discount	(1,008)	(1,165)

	27,462	27,943
Unrealized gain	2,828	4,347

Fair value	$30,290	$32,290

        Future contractual maturities of marketable securities at June 30, 2009 are as follows:

1 year or less	$1,299
2 to 5 years	4,091
6 to 10 years	23,080

$28,470

        The proceeds from maturities and interest receipts from the marketable securities are restricted to the service of the $26,699 note on which the Company remains obligated following the sale of Greeley Mall in July 2006 (See Note 11—Bank and Other Notes Payable). The Company accounts for its investments in marketable securities as held-to-maturity debt securities under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as the Company has the intent and the ability to hold these securities until maturity. Accordingly, investments in marketable securities are carried at their amortized cost. The discount on marketable securities is amortized into interest income on a straight-line basis over the term of the notes, which approximates the effective interest method.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

9. Deferred Charges And Other Assets, net:

        Deferred charges and other assets, net consists of the following:

	June 30, 2009	December 31, 2008
Leasing	$149,262	$139,374
Financing	53,717	54,256
Intangible assets resulting from SFAS No. 141(R) allocations:
In-place lease values	163,175	175,428
Leasing commissions and legal costs	54,380	57,832

	420,534	426,890
Less accumulated amortization(1)	(187,430)	(181,579)

	233,104	245,311
Other assets	84,848	94,351

	$317,952	$339,662

(1)
Accumulated amortization includes $104,240 and $104,600 relating to intangibles resulting from SFAS No. 141(R) allocations at June 30, 2009 and December 31, 2008, respectively. Amortization expense for SFAS No. 141(R) allocations was $4,815 and $8,168 for the three months ended June 30, 2009 and 2008, respectively and $11,645 and $17,239 for the six months ended June 30, 2009 and 2008, respectively.

        The allocated values of above market leases included in deferred charges and other assets, net, and below market leases included in other accrued liabilities, related to SFAS No. 141(R), consist of the following:

	June 30, 2009	December 31, 2008
Above Market Leases
Original allocated value	$54,619	$71,808
Less accumulated amortization	(34,954)	(49,014)

	$19,665	$22,794

Below Market Leases
Original allocated value	$157,137	$185,976
Less accumulated amortization	(83,690)	(108,197)

	$73,447	$77,779

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

10. Mortgage Notes Payable:

        Mortgage notes payable consists of the following:

	Carrying Amount of Mortgage Notes(a)
	June 30, 2009		December 31, 2008
Property Pledged as Collateral	Other	Related Party	Other	Related Party	Interest Rate	Monthly Payment Term(b)	Maturity Date
Capitola Mall	$—	$36,537	$—	$37,497	7.13%	380	2011
Cactus Power Center(c)	662	—	654		1.67%	1	2011
Carmel Plaza(d)	25,562	—	25,805	—	7.45%	202	2009
Chandler Fashion Center	164,788		166,500	—	5.50%	1,043	2012
Chesterfield Towne Center(e)	53,260	—	54,111	—	9.07%	548	2024
Danbury Fair Mall	166,524	—	169,889	—	4.64%	1,225	2011
Deptford Mall	172,500	—	172,500	—	5.41%	778	2013
Deptford Mall	15,547	—	15,642	—	6.46%	101	2016
Fiesta Mall	84,000	—	84,000	—	4.98%	341	2015
Flagstaff Mall	37,000	—	37,000	—	5.03%	153	2015
FlatIron Crossing	182,435	—	184,248	—	5.26%	1,102	2013
Freehold Raceway Mall	168,644	—	171,726	—	4.68%	1,184	2011
Fresno Fashion Fair	84,251	84,251	84,706	84,705	6.76%	1,104	2015
Great Northern Mall	39,225	—	39,591	—	5.11%	234	2013
Hilton Village	8,556	—	8,547	—	5.27%	37	2012
La Cumbre Plaza(d)(f)	30,000	—	30,000	—	1.70%	30	2009
Northridge Mall(g)	72,000	—	79,657	—	8.20%	453	2011
Oaks, The(h)	165,000	—	165,000	—	2.37%	284	2011
Oaks, The(i)	81,756	—	65,525	—	3.02%	165	2011
Pacific View	86,604	—	87,382	—	7.20%	602	2011
Panorama Mall(j)	50,000	—	50,000	—	1.37%	48	2010
Paradise Valley Mall(k)	—	—	20,259	—	—	—	—
Prescott Gateway	60,000	—	60,000	—	5.86%	289	2011
Promenade at Casa Grande(l)	96,168	—	97,209	—	1.77%	138	2009
Queens Center(m)(n)	64,777	64,776	88,913	—	7.78%	961	2013
Queens Center(n)	105,644	105,644	106,657	106,657	7.00%	1,591	2013
Rimrock Mall	41,799	—	42,155	—	7.57%	320	2011
Salisbury, Center at	115,000	—	115,000	—	5.83%	555	2016
Santa Monica Place	77,274	—	77,888	—	7.79%	606	2010
SanTan Village Regional Center(o)	132,669	—	126,573	—	3.02%	284	2011
Shoppingtown Mall	42,216	—	43,040	—	5.01%	319	2011
South Plains Mall(p)	57,469	—	57,721	—	9.49%	454	2029
South Towne Center	89,393	—	89,915	—	6.39%	554	2015
Towne Mall	14,120	—	14,366	—	4.99%	100	2012
Tucson La Encantada		78,000	—	78,000	5.84%	364	2012
Twenty Ninth Street(q)	106,225	—	115,000	—	5.45%	465	2011
Valley River Center	120,000	—	120,000	—	5.59%	558	2016
Valley View Center	125,000	—	125,000	—	5.81%	596	2011
Victor Valley, Mall of(r)	100,000	—	100,000	—	2.18%	160	2011
Vintage Faire Mall	62,769	—	63,329	—	7.92%	508	2010
Westside Pavilion(s)	175,000	—	175,000	—	3.02%	338	2011
Wilton Mall	41,572	—	42,608	—	4.79%	349	2029

	$3,315,409	$369,208	$3,373,116	$306,859

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

10. Mortgage Notes Payable: (Continued)

  Debt premiums (discounts) consist of the following:

Property Pledged as Collateral	June 30, 2009	December 31, 2008
Danbury Fair Mall	$7,069	$9,166
Deptford Mall	(39)	(41)
Freehold Raceway Mall	7,223	8,940
Great Northern Mall	(123)	(137)
Hilton Village	(44)	(53)
Paradise Valley Mall	—	99
Shoppingtown Mall	2,110	2,648
Towne Mall	324	371
Wilton Mall	530	1,263

	$17,050	$22,256

(b)
This represents the monthly payment of principal and interest.

(c)
The construction loan on the property provides for total borrowings of up to $101,000, bears interest at LIBOR plus a spread of 1.10% to 1.35% depending on certain conditions and matures on March 14, 2011, with two one-year extension options. At June 30, 2009 and December 31, 2008, the total interest rate was 1.67% and 3.23%, respectively.

(d)
The Company is in negotiations to extend the loan.

(e)
In addition to monthly principal and interest payments, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property's gross receipts exceeds a base amount. Contingent interest expense recognized was ($403) and $33 for the three months ended June 30, 2009 and 2008, respectively and ($331) and $113, for the six months ended June 30, 2009 and 2008, respectively.

(f)
The loan bears interest at LIBOR plus 0.88% and matures on August 9, 2009. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 7.12%. See Note 5—Derivative Instruments and Hedging Activities. At June 30, 2009 and December 31, 2008, the total interest rate was 1.70% and 2.58%, respectively.

(g)
On June 1, 2009, the Company extended the loan until January 1, 2011 at an interest rate of 8.20%.

(h)
The loan bears interest at LIBOR plus 1.75% and matures on July 10, 2011 with two one-year extension options. At June 30, 2009 and December 31, 2008, the total interest rate was 2.37% and 3.48%, respectively. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 6.25% over the loan term. See Note 5—Derivative Instruments and Hedging Activities.

(i)
The construction loan allows for total borrowings of up to $135,000, bears interest at LIBOR plus a spread of 1.75% to 2.10%, depending on certain conditions and matures on July 10, 2011, with two one-year extension options. At June 30, 2009 and December 31, 2008, the total interest rate was 3.02% and 4.24%, respectively.

(j)
The loan bears interest at LIBOR plus 0.85% and matures on February 28, 2010, with a one-year extension option. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 6.65%. See Note 5—Derivative Instruments and Hedging Activities. At June 30, 2009 and December 31, 2008, the total interest rate was 1.37% and 1.62%, respectively.

(k)
The loan was paid off in full on May 1, 2009. The Company has a commitment for a new $90,000 loan with a three-year term.

(l)
The construction loan allows for total borrowings of up to $110,000, and bears interest at LIBOR plus a spread of 1.20% to 1.40% depending on certain conditions. The loan matures on August 16, 2009, with two one-year extension options, subject to provisions of the loan agreement. At June 30, 2009 and December 31, 2008, the total interest rate was 1.77% and 3.35%, respectively.

(m)
On February 2, 2009, the Company replaced the existing loan on the property with a new $130,000 loan that bears interest at 7.78% and matures on March 1, 2013. NML funded 50% of the loan proceeds.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

10. Mortgage Notes Payable: (Continued)

(n)
On July 30, 2009, the Company sold a 49% interest on the property. See Note 22—Subsequent Events.

(o)
The construction loan on the property that allows for total borrowings of up to $150,000 and bears interest at LIBOR plus a spread of 2.10% to 2.25%, depending on certain conditions. The loan matures on June 13, 2011, with two one-year extension options. At June 30, 2009 and December 31, 2008, the total interest rate was 3.02% and 3.91%, respectively.

(p)
On March 1, 2009, the interest rate on the loan increased from 7.49% to 9.49% and the loan was extended until March 1, 2029.

(q)
On March 25, 2009, the loan agreement was modified to bear interest at LIBOR plus 3.40% and matures on June 5, 2011, with a one-year extension option. At June 30, 2009 and December 31, 2008, the total interest rate was 5.45% and 2.20%, respectively.

(r)
The loan bears interest at LIBOR plus 1.60% and matures on May 6, 2011, with two one-year extension options. At June 30, 2009 and December 31, 2008, the total interest rate on the loan was 2.18% and 3.74%, respectively.

(s)
The loan bears interest at LIBOR plus 2.00% and matures on June 5, 2011, with two one-year extension options. At June 30, 2009 and December 31, 2008, the total interest rate on the loan was 3.02% and 4.07%, respectively. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 5.50% until June 1, 2010. See Note 5—Derivative Instruments and Hedging Activities.

        Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

        The Company expects all 2009 loan maturities will be refinanced, extended and/or paid-off from the Company's line of credit.

        Total interest expense capitalized was $4,763 and $8,584 for the three months ended June 30, 2009 and 2008, respectively and $9,823 and $15,637 for the six months ended June 30, 2009 and 2008, respectively.

        Related party mortgage notes payable are amounts due to affiliates of NML. See Note 18—Related Party Transactions, for interest expense associated with loans from NML.

        The fair value of mortgage notes payable at June 30, 2009 and December 31, 2008 was $3,523,589 and $3,529,762, respectively, based on current interest rates for comparable loans. The method for computing fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

11. Bank and Other Notes Payable:

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

        During the three and six months ended June 30, 2009, the Company repurchased and retired $27,500 and $84,315 of the Senior Notes for $18,950 and $50,705 and recorded a gain on extinguishment of $7,127 and $29,601, respectively. The repurchase was funded by borrowings under the Company's line of credit.

        The carrying value of the Senior Notes at June 30, 2009 and December 31, 2008 was $613,324 and $687,654, respectively, which included unamortized discount of $29,526 and $39,511, respectively. As of June 30, 2009 and December 31, 2008, the effective interest rate was 5.41%. The fair value of the Senior Notes at June 30, 2009 and December 31, 2008 was $504,637 and $379,435, respectively, based on the quoted market price on each date.

Line of Credit:

        The Company has a $1,500,000 revolving line of credit that matures on April 25, 2010 with a one-year extension option. The interest rate fluctuates from LIBOR plus 0.75% to LIBOR plus 1.10% depending on the Company's overall leverage. The Company has an interest rate swap agreement that effectively fixed the interest rate on $400,000 of the outstanding balance of the line of credit at 6.23% until April 25, 2011. See Note 5—Derivative Instruments and Hedging Activities. As of June 30, 2009 and December 31, 2008, borrowings outstanding were $1,190,000 and $1,099,500, at an average interest rate, excluding the $400,000 swapped portion, of 1.69% and 3.19%, respectively. The fair value of the Company's line of credit at June 30, 2009 and December 31, 2008 was $1,152,959 and $1,067,631, respectively, based on a present value model using current interest rate spreads offered to the Company for comparable debt.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

11. Bank and Other Notes Payable: (Continued)

Term Loan:

        The Company has a five-year term loan that bears interest at LIBOR plus 1.50% and matures on April 26, 2010. The loan is covered by an interest rate swap agreement that effectively fixed the interest rate of the term loan at 6.30% until maturity. See Note 5—Derivative Instruments and Hedging Activities. As of June 30, 2009 and December 31, 2008, the note had a balance outstanding of $442,500 and $446,250, respectively, with an effective interest rate of 6.50%. The fair value of the term loan at June 30, 2009 and December 31, 2008 was $446,010 and $452,240, respectively, based on a present value model using current interest rate spreads offered to the Company for comparable debt. On July 30, 2009 and August 3, 2009, the Company paid down the note by $180,000 and $20,000, respectively, from the proceeds received from the sales of five Mervyn's freestanding stores and the sale of a 49% ownership interest in Queens Center. See Note 22—Subsequent Events.

Greeley Note:

        On July 27, 2006, concurrent with the sale of Greeley Mall, the Company provided marketable securities to replace Greeley Mall as collateral for the mortgage note payable on the property (See Note 8—Marketable Securities). As a result of this transaction, the debt was reclassified to bank and other notes payable. This note bears interest at an effective rate of 6.34% and matures in September 2013. As of June 30, 2009 and December 31, 2008, the note had a balance outstanding of $26,699 and $27,038, respectively. The fair value of the note at June 30, 2009 and December 31, 2008 was $19,552 and $19,074, respectively, based on current interest rates for comparable loans. The method for computing fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

        As of June 30, 2009 and December 31, 2008, the Company was in compliance with all applicable loan covenants under its debt agreements.

12. Noncontrolling Interests:

        The Company allocates net income to the Operating Partnership based on the weighted average ownership interest during the period. The 13% limited partnership interest of the Operating Partnership not owned by the Company at June 30, 2009 is reflected in these consolidated financial statements as permanent equity.

        The interests in the Operating Partnership are known as OP Units. OP Units not held by the Company are redeemable, at the election of the holder, and the Company may redeem them for the Company's stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the ten trading days ending on the respective balance sheet date. Accordingly, as of June 30, 2009 and December 31, 2008, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $205,190 and $227,091, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

12. Noncontrolling Interests: (Continued)

        The Company issued common and preferred units of MACWH, LP in April 2005 in connection with the acquisition of the Wilmorite portfolio. The common and preferred units of MACWH, LP are redeemable at the election of the holder and the Company may redeem them for cash or shares of the Company's stock at the Company's option and are classified as permanent equity.

        Included in permanent equity are outside ownership interests in various consolidated joint ventures. The joint ventures do not have rights that require the Company to redeem the ownership interests in either cash or stock.

        The outside ownership interests in the Company's joint venture in Shoppingtown Mall have a purchase option for $24,000. In addition, under certain conditions as defined by the partnership agreement, these partners have the right to "put" their partnership interests to the Company. Due to the redemption feature of the ownership interest in Shoppingtown Mall, these noncontrolling interests have been included in temporary equity.

13. Cumulative Convertible Redeemable Preferred Stock:

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

14. Stockholders' Equity:

        On June 8, 2009, the Company amended its articles of incorporation to increase the number of common shares authorized from 145,000,000 common shares to 250,000,000 common shares.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

14. Stockholders' Equity: (Continued)

        On June 22, 2009, the Company issued 2,236,954 common shares to its common stockholders and OP Unit holders in connection with a declaration of a quarterly dividend of $0.60 per share of common stock on May 1, 2009, consisting of a combination of cash and shares of the Company's common stock. The cash component of the dividend (not including cash paid in lieu of fractional shares) was 10% in the aggregate, or $0.06 per share, with the balance paid in shares of the Company's common stock.

        In accordance with the provisions of IRS Revenue Procedure 2009-15, stockholders were asked to make an election to receive the dividend all in cash or all in shares. To the extent that more than 10% of cash was elected in the aggregate, the cash portion was prorated. Stockholders who elected to receive the dividend in cash received a cash payment of at least $0.06 per share. Stockholders who did not make an election received 10% in cash and 90% in shares of common stock. The number of shares issued as a result of the dividend was calculated based on the volume weighted average trading prices of the Company's common stock on the New York Stock Exchange on June 10, June 11 and June 12, 2009 of $19.9927.

        The Company has elected to account for the stock portion of its distribution as a stock issuance as opposed to a stock dividend. Accordingly, the impact of the shares issued is reflected in the Company's earnings per share calculation on a prospective basis. The issuance of the stock dividend resulted in a reduction of $0.01 on both basic and diluted earnings per share for the three months ended June 30, 2009.

15. Acquisitions:

        The Company has completed the following acquisitions:

Mervyn's:

        On December 17, 2007, the Company purchased a portfolio of ground leasehold and/or fee simple interests in 39 Mervyn's department stores for $400,160. The Company purchased an additional ground leasehold interest on January 31, 2008 for $13,182 and a fee simple interest on February 29, 2008 for $19,338. All of the purchased properties are located in the Southwest United States. The purchase price was funded by cash and borrowings under the Company's line of credit. Concurrent with each acquisition, the Company entered into individual agreements to lease back the properties to Mervyn's for terms of 14 to 20 years. In connection with the acquisition of the Mervyn's portfolio and applying SFAS No. 141(R), the Company recorded intangible assets of $110.7 million and intangible liabilities of $59.0 million. The results of operations include these properties since the acquisition date.

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

(Dollars in thousands, except per share amounts)

(Unaudited)

16. Discontinued Operations:

        The following operations were recently discontinued:

Mervyn's:

        In July 2008, Mervyn's filed for bankruptcy protection and announced in October 2008 its plans to liquidate all merchandise, auction its store leases and wind down its business. The Company had 45 former Mervyn's stores in its portfolio. The Company owned the ground leasehold and/or fee simple interest in 44 of those stores and the remaining store was owned by a third party but was located at one of the Centers.

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

Rochester Redemption:

        On January 1, 2008, a subsidiary of the Operating Partnership, at the election of the holders, redeemed the 3,426,609 participating convertible preferred units ("PCPUs"). As a result of the redemption, the Company received the 16.32% noncontrolling interest in the portion of the Wilmorite portfolio that included Danbury Fair Mall, Freehold Raceway Mall, Great Northern Mall, Rotterdam Square, Shoppingtown Mall, Towne Mall, Tysons Corner Center and Wilton Mall, collectively referred to as the "Non-Rochester Properties," for total consideration of $224,393, in exchange for the Company's ownership interest in the portion of the Wilmorite portfolio that consisted of Eastview Commons, Eastview Mall, Greece Ridge Center, Marketplace Mall and Pittsford Plaza, collectively referred to as the "Rochester Properties," including approximately $18,000 in cash held at those properties. Included in the redemption consideration was the assumption of the remaining 16.32%

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

16. Discontinued Operations: (Continued)

interest in the indebtedness of the Non-Rochester Properties, which had an estimated fair value of $105,962. In addition, the Company also received additional consideration of $11,763, in the form of a note, for certain working capital adjustments, extraordinary capital expenditures, leasing commissions, tenant allowances, and decreases in indebtedness during the Company's period of ownership of the Rochester Properties. The Company recognized a gain of $99,082 on the exchange based on the difference between the fair value of the additional interest acquired in the Non-Rochester Properties and the carrying value of the Rochester Properties, net of noncontrolling interest. This exchange is referred to herein as the "Rochester Redemption."

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

        The Company has classified the results of operations for the three and six months ended June 30, 2009 and 2008 for all of the above dispositions as discontinued operations.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

16. Discontinued Operations: (Continued)

        Revenues and (loss) income from discontinued operations consist of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Scottsdale/101	$—	$—	$—	$10
Holiday Village	—	—	—	338
Great Falls Marketplace	—	43	—	(21)
PPRT Mervyn's	—	1,017	—	2,129

	$—	$1,060	$—	$2,456

(Loss) income from discontinued operations:
Scottsdale/101	$(2)	$(3)	$(11)	$(1)
Holiday Village	(9)	—	(9)	338
Great Falls Marketplace	—	31	—	(33)
PPRT Mervyn's	—	386	—	703

	$(11)	$414	$(20)	$1,007

17. Commitments and Contingencies:

        The Company has certain properties subject to non-cancelable operating ground leases. The leases expire at various times through 2107, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined in the lease. Ground rent expenses were $2,052 and $1,818 for the three months ended June 30, 2009 and 2008, respectively and $4,087 and $3,365 for the six months ended June 30, 2009 and 2008, respectively. No contingent rent was incurred during the three or six months ended June 30, 2009 and 2008.

        As of June 30, 2009 and December 31, 2008, the Company was contingently liable for $20,148 and $19,699, respectively, in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company. In addition, the Company has a $24,000 letter of credit that serves as collateral for a liability assumed in the acquisition of a property.

        The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the agreement. At June 30, 2009, the Company had $75,248 in outstanding obligations under these construction agreements which it believes will be settled in 2009.

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

        The following are fees charged to unconsolidated joint ventures and third-party managed properties:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Management Fees
MMC	$2,934	$2,960	$5,903	$5,885
Westcor Management Companies	1,913	1,863	3,862	3,718
Wilmorite Management Companies	418	416	828	835

	$5,265	$5,239	$10,593	$10,438

Development and Leasing Fees
MMC	$1,091	$96	$1,561	$195
Westcor Management Companies	1,228	2,982	2,325	4,601
Wilmorite Management Companies	225	438	525	876

	$2,544	$3,516	$4,411	$5,672

        Certain mortgage notes on the properties are held by NML (See Note 10—Mortgage Notes Payable). Interest expense in connection with these notes was $6,254 and $3,678 for the three months ended June 30, 2009 and 2008, respectively and $12,044 and $7,372 for the six months ended June 30, 2009 and 2008, respectively. Included in accounts payable and accrued expenses is interest payable to these partners of $1,964 and $1,609 at June 30, 2009 and December 31, 2008, respectively.

        As of June 30, 2009 and December 31, 2008, the Company had loans to unconsolidated joint ventures of $638 and $932, respectively. Interest income associated with these notes was ($3) and $9 for the three months ended June 30, 2009 and 2008, respectively and $13 and $21 for the six months ended June 30, 2009 and 2008, respectively. These loans represent initial funds advanced to development stage projects prior to construction loan funding. Correspondingly, loan payables in the same amount have been accrued as an obligation by the various joint ventures.

        Due from affiliates of $7,815 and $9,124 at June 30, 2009 and December 31, 2008, respectively, represents unreimbursed costs and fees due from unconsolidated joint ventures under management agreements.

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

        On March 6, 2009, the Company granted 1,600,002 restricted stock units ("RSUs") to certain officers of the Company as an additional component of compensation. The outstanding RSUs vest over three years and the compensation cost related to the grants is determined by the market value at the grant date and is amortized over the vesting period on a straight-line basis. RSUs are subject to restrictions determined by the Company's compensation committee.

        The Company records compensation expense on a straight-line basis for awards, with the exception of the market-indexed awards granted under the Long-Term Incentive Plan ("LTIP"). The following summarizes the compensation cost under the share and unit-based plans:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
LTIP units	$909	$1,710	$1,967	$2,985
Stock awards	1,568	2,645	3,674	5,993
Stock units	944	—	1,214	—
Stock options	148	148	295	296
Stock Appreciation Rights ("SARs")	742	795	1,368	1,014
Phantom stock units	151	162	321	329

	$4,462	$5,460	$8,839	$10,617

        The Company capitalized share and unit-based compensation costs of $2,041 and $2,651 for the three months ended June 30, 2009 and 2008, respectively and $3,803 and $4,922 for the six months ended June 30, 2009 and 2008, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

19. Share and Unit-Based Plans: (Continued)

        The following table summarizes the activity of the other non-vested share and unit based plans:

	LTIP Units		Stock Awards		Phantom Stock		SARs
	Units	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance at January 1, 2009	299,350	$57.02	275,181	$74.68	3,209	$83.88	1,228,384	$7.68
Granted	—	—	6,500	8.21	19,020	9.81	29,000	1.17
Vested	(46,410)	65.29	(151,829)	76.34	(20,624)	15.57	(91,050)	7.68
Forfeited	—	—	(460)	—	—	—	—	—

Balance at June 30, 2009	252,940	$55.50	129,392	$69.41	1,605	$83.88	1,166,334	$7.51

20. Income Taxes:

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

20. Income Taxes: (Continued)

        The income tax benefit (provision) of the TRSs is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Current	$1	$7	$(89)	$—
Deferred	379	682	1,270	388

Total income tax benefit	$380	$689	$1,181	$388

        SFAS No. 109, "Income Taxes," requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred tax assets and liabilities of the TRSs relate primarily to differences in the book and tax bases of property and to operating loss carryforwards for federal and state income tax purposes. A valuation allowance for deferred tax assets is provided if the Company believes it is more likely than not that all or some portion of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent on the Company generating sufficient taxable income in future periods. The net operating loss carryforwards are currently scheduled to expire through 2028, beginning in 2012. Net deferred tax assets of $14,952 and $13,830 were included in deferred charges and other assets, net at June 30, 2009 and December 31, 2008, respectively.

        The Company had an unrecognized tax benefit, in accordance with FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," of $2,569 and $2,201 at June 30, 2009 and December 31, 2008, respectively. As a result of tax positions taken during the current year, an increase in the unrecognized tax benefit of $369 was included in the Company's consolidated statement of operations.

        The tax years 2005-2008 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefit will materially change within the next 12 months.

21. Cumulative Effect of Adoption of Accounting Principles:

Retrospective Adjustments Related to Convertible Debt:

        On January 1, 2009, the Company adopted FSP APB 14-1. The adoption of FSP APB 14-1 requires the Company to retrospectively allocate the initial proceeds from the Senior Notes between a liability component and an equity component based on the fair value calculated based on the present value of contractual cash flows discounted at an appropriate comparable non-convertible debt borrowing rate at the date of issuance of the Senior Notes. As a result, the Company allocated $869,351 of the initial $940,500 proceeds to the liability component and the remaining $71,149 of proceeds to the equity component at the date of issuance of the Senior Notes.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

21. Cumulative Effect of Adoption of Accounting Principles: (Continued)

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

        The Company's reassessment of EITF D-98 resulted in the reclassification of the OP Units and the common and preferred units of MACWH, LP to permanent equity. The OP Units and the common and preferred units of MACWH, LP are redeemable at the election of the holder and the Company may redeem them for cash or shares of stock of the Company at the Company's election. In addition, the Company reclassified outside ownership interests in various consolidated joint ventures to permanent equity.

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

21. Cumulative Effect of Adoption of Accounting Principles: (Continued)

        The following is a summary of the impact of adoption of these standards on the financial statements of prior periods and includes reclassifications relating to discontinued operations (See Note 16—Discontinued Operations):

	As Previously Reported	Adoption of FSP APB 14-1	Reclassification Adjustments(1)	As Adjusted
Consolidated Statement of Operations for the three months ended June 30, 2008
Revenues:
Minimum rents	$123,604	$—	$6,227	$129,831
Tenant recoveries	65,646	—	1,267	66,913
Total revenues	209,297	—	7,494	216,791
Expenses:
Shopping center and operating expenses	67,255	—	1,753	69,008
Depreciation and amortization	56,811	—	663	57,474
Interest expense:
Other	64,823	3,536	—	68,359
Total expenses	217,236	3,536	2,416	223,188
Income from continuing operations	18,185	(3,536)	5,078	19,727
Discontinued operations:
Income from discontinued operations	5,493	—	(5,079)	414
Total income from discontinued operations	5,380	—	(5,079)	301
Net income	23,565	(3,536)	(1)	20,028
Less net income attributable to noncontrolling interests	3,936	(467)	(1)	3,468
Net income attributable to the Company	19,629	(3,069)	—	16,560
Net income available to common stockholders	18,794	(3,069)	—	15,725
Earnings per common share attributable to Company—basic:
Income from continuing operations	0.19	(0.04)	0.06	0.21
Discontinued operations	0.06	—	(0.06)	—
Net income available to common stockholders	0.25	(0.04)	—	0.21
Earnings per common share attributable to Company—diluted:
Income from continuing operations	0.19	(0.04)	0.06	0.21
Discontinued operations	0.06	—	(0.06)	—
Net income available to common stockholders	0.25	(0.04)	—	0.21

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

21. Cumulative Effect of Adoption of Accounting Principles: (Continued)

	As Previously Reported	Adoption of FSP APB 14-1	Reclassification Adjustments(1)	As Adjusted
Consolidated Statement of Operations for the six months ended June 30, 2008
Revenues:
Minimum rents	$249,435	$—	$11,544	$260,979
Tenant recoveries	132,035	—	2,535	134,570
Other	13,040	—	1	13,041
Total revenues	420,241	—	14,080	434,321
Expenses:
Shopping center and operating expenses	136,172	—	3,459	139,631
Depreciation and amortization	117,518	—	611	118,129
	301,100	—	4,070	305,170
Interest expense:
Other	131,954	7,078	—	139,032
Total expenses	440,433	7,078	4,070	451,581
Income from continuing operations	28,603	(7,078)	10,010	31,535
Discontinued operations:
Income from discontinued operations	11,018	—	(10,011)	1,007
Total income from discontinued operations	110,168	—	(10,011)	100,157
Net income	138,771	(7,078)	(1)	131,692
Less net income attributable to noncontrolling interests	21,060	(992)	—	20,068
Net income attributable to the Company	117,711	(6,086)	(1)	111,624
Net income available to common stockholders	114,422	(6,086)	(1)	108,335
Earnings per common share attributable to Company—basic:
Income from continuing operations	0.28	(0.08)	0.11	0.31
Discontinued operations	1.29	—	(0.12)	1.17
Net income available to common stockholders	1.57	(0.08)	(0.01)	1.48
Earnings per common share attributable to Company—diluted:
Income from continuing operations	0.31	(0.07)	0.06	0.30
Discontinued operations	1.24	—	(0.07)	1.17
Net income available to common stockholders	1.55	(0.07)	(0.01)	1.47

	As Previously Reported	Restatement Adjustment	Reclassification Adjustments(1)	As Restated
Consolidated Statement of Cash Flows for the six months ended June 30, 2008
Net income	$117,711	$(7,084)	$21,065	$131,692
Amortization of net discount on mortgage and bank and other notes payable	(4,305)	7,084	(5)	2,774

(1)
Reclassification adjustments include the reclassifications of the results of operations of sold properties to discontinued operations and the adoptions of SFAS No. 160 and EITF No. 03-06-1.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

21. Cumulative Effect of Adoption of Accounting Principles: (Continued)

        The following is the pro forma impact for the three and six months ended June 30, 2009 had the Company not adopted FSP APB 14-1:

	As Computed Before Adoption	As Reported	Adjustment
Consolidated Statement of Operations for the three months ended June 30, 2009
Interest expense:
Other	$63,393	$65,660	$2,267
Gain on early extinguishment of debt	(8,324)	(7,127)	1,197
Total expenses	216,137	219,601	3,464
Loss from continuing operations	(20,891)	(24,355)	(3,464)
Net loss	(20,902)	(24,366)	(3,464)
Less net loss attributable to noncontrolling interests	(2,174)	(2,630)	(456)
Net loss attributable to the Company	(18,728)	(21,736)	(3,008)
Net loss available to common stockholders	(18,728)	(21,736)	(3,008)
Earnings per common share attributable to Company—basic:
Loss from continuing operations	(0.26)	(0.29)	(0.03)
Net loss available to common stockholders	(0.26)	(0.29)	(0.03)
Earnings per common share attributable to Company—diluted:
Loss from continuing operations	(0.26)	(0.29)	(0.03)
Net loss available to common stockholders	(0.26)	(0.29)	(0.03)
Consolidated Statement of Operations for the six months ended June 30, 2009
Interest expense:
Other	124,972	129,808	4,836
Gain on early extinguishment of debt	(33,419)	(29,601)	3,818
Total expenses	422,782	431,436	8,654
Income (loss) from continuing operations	742	(7,912)	(8,654)
Net income (loss)	705	(7,949)	(8,654)
Less net income (loss) attributable to noncontrolling interests	910	(229)	(1,139)
Net loss income attributable to the Company	(205)	(7,720)	(7,515)
Net loss income available to common stockholders	(205)	(7,720)	(7,515)
Earnings per common share attributable to Company—basic:
Loss from continuing operations	—	(0.12)	(0.12)
Net loss available to common stockholders	—	(0.12)	(0.12)
Earnings per common share attributable to Company—diluted:
Loss from continuing operations	—	(0.12)	(0.12)
Net loss available to common stockholders	—	(0.12)	(0.12)

22. Subsequent Events:

        On July 31, 2009, the Company announced a quarterly dividend of $0.60 per share of common stock, consisting of a combination of cash and shares of the Company's common stock. The dividend is payable on September 21, 2009 to stockholders of record at the close of business on August 12, 2009.

        In order to comply with REIT taxable income distribution requirements, while retaining capital and enhancing the Company's financial flexibility, the Company has determined that the aggregate cash component of the dividend (other than cash paid in lieu of fractional shares) will not exceed 10% in the aggregate, or $0.06 per share, with the balance payable in shares of the Company's common stock.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

22. Subsequent Events: (Continued)

        In accordance with the provisions of IRS Revenue Procedure 2009-15, stockholders will be asked to make an election to receive the dividend all in cash or all in shares. To the extent that more than 10% of cash is elected in the aggregate, the cash portion will be prorated. Stockholders who elect to receive the dividend in cash will receive a cash payment of at least $0.06 per share. Stockholders who do not make an election will receive 10% in cash and 90% in shares of common stock. The number of shares issued as a result of the dividend will be calculated based on the volume weighted average trading prices of the Company's common stock on the New York Stock Exchange on September 9, 2009 through September 11, 2009.

        The Company expects the dividend to be a taxable dividend to stockholders, regardless of whether a particular stockholder receives the dividend in the form of cash or shares. The Company reserves the right to pay the dividend entirely in cash.

        The Company may again in the future distribute taxable dividends that are payable partially in stock. Taxable stockholders receiving such dividends are required to include the full amount of the dividend as income to the extent of the Company's current and accumulated earnings and profits for federal income tax purposes, and may therefore have a tax liability in excess of the cash they receive.

        On July 14, 2009, the Company sold Village Center, a 170,801 square foot urban village property, for $11,811 (See Note 6—Fair Value). The Company used the proceeds from the sale to pay down the term loan and for general corporate purposes.

        During the period of July 15, 2009 through July 30, 2009, the Company sold five of the Mervyn's stores for approximately $50,829 in total proceeds (See Note 6—Fair Value). The Company used the proceeds from the sales to pay down the term loan and for general corporate purposes.

        On July 30, 2009, the Company sold a 49% interest in Queen Center, a 966,499 square foot urban shopping center, for approximately $150,000. The Company used the proceeds from the sale to pay down the term loan.

        The Company evaluated activity through August 7, 2009 (the issue date of these Consolidated Financial Statements) and concluded that no subsequent events other than the transactions noted above have occurred that would require recognition or additional disclosure.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

IMPORTANT INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q of The Macerich Company (the "Company") contains or incorporates statements that constitute forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as "may," "will," "could," "should," "expects," "anticipates," "intends," "projects," "predicts," "plans," "believes," "seeks," and "estimates" and variations of these words and similar expressions. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Forward- looking statements appear in a number of places in this Form 10-Q and include statements regarding, among other matters:

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

Management's Overview and Summary

        The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, the Operating Partnership. As of June 30, 2009, the Operating Partnership owned or had an ownership interest in 72 regional shopping centers and 20 community shopping centers totaling approximately 76 million square feet of gross leasable area. These 92 regional and community shopping centers are referred to hereinafter as the "Centers", unless the context otherwise requires. The Company is a self-administered and self-managed REIT and conducts all of its operations through the Operating Partnership and the Company's Management Companies.

        The following discussion is based primarily on the consolidated financial statements of the Company for the three and six months ended June 30, 2009 and 2008. It compares the results of operations for the three months ended June 30, 2009 to the results of operations for the three months ended June 30, 2008 and the results of operations and cash flows for the six months ended June 30, 2009 to the results of operations and cash flows for the six months ended June 30, 2008. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

        Management's Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the adjustment of the consolidated statements of operations and cash flows for the three and six months ended June 30, 2008 for the adoption of FSP APB 14-1, "Accounting for Convertible Debt That May Be Settled In Cash Upon Conversion (Including Partial Cash Settlement)," and Statement of Financial Accounting Standards ("SFAS") No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No 51." For a more detailed description of the adjustment, see Note 21—Cumulative Effect of Adoption of Accounting Principles of the Company's Consolidated Financial Statements.

Acquisitions and Dispositions:

        On January 1, 2008, a subsidiary of the Operating Partnership, at the election of the holders, redeemed its 3.4 million Class A participating convertible preferred units ("PCPUs"). As a result of the redemption, the Company received the 16.32% noncontrolling interest in the portion of the Wilmorite portfolio acquired on April 25, 2005 that included Danbury Fair Mall, Freehold Raceway Mall, Great Northern Mall, Rotterdam Square, Shoppingtown Mall, Towne Mall, Tysons Corner Center and Wilton Mall, collectively, referred to as the "Non-Rochester Properties," for total consideration of $224.4 million, in exchange for the Company's ownership interest in the portion of the Wilmorite portfolio that consisted of Eastview Mall, Eastview Commons, Greece Ridge Center, Marketplace Mall and Pittsford Plaza, collectively referred to as the "Rochester Properties," including approximately $18.0 million in cash held at those properties. Included in the redemption consideration was the assumption of the remaining 16.32% interest in the indebtedness of the Non-Rochester Properties, which had an estimated fair value of $106.0 million. In addition, the Company also received additional consideration of $11.8 million, in the form of a note, for certain working capital adjustments, extraordinary capital expenditures, leasing commissions, tenant allowances, and decreases in indebtedness during the Company's period of ownership of the Rochester Properties. The Company recognized a gain of $99.1 million on the exchange based on the difference between the fair value of the additional interest acquired in the Non-Rochester Properties and the carrying value of the Rochester Properties, net of noncontrolling interest. This exchange is referred to herein as the "Rochester Redemption."

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

        The Boscov's store is referred to herein as the "2008 Acquisition Property."

        On June 11, 2008, the Company became a 50% owner in a joint venture that acquired One Scottsdale, which plans to develop a mixed-use property in Scottsdale, Arizona. The Company's share of the purchase price was $52.5 million, which was funded by borrowings under the Company's line of credit.

        On December 19, 2008, the Company sold a fee and/or ground leasehold interest in three freestanding Mervyn's department stores to Pacific Premier Retail Trust, one of the Company's joint ventures, for $43.4 million, resulting in a gain on sale of assets of $1.5 million. The Company's pro rata share of the proceeds was used to pay down the Company's line of credit.

Mervyn's:

        In July 2008, Mervyn's filed for bankruptcy protection and announced in October its plans to liquidate all merchandise, auction its store leases and wind down its business. The Company had 45 former Mervyn's stores in its portfolio. The Company owned the ground leasehold and/or fee simple interest in 44 of those stores and the remaining store was owned by a third party but is located at one of the Centers. In connection with the acquisition of the Mervyn's portfolio (See Note 15—Acquisitions of the Company's Consolidated Financial Statements) and applying SFAS No. 141(R), the Company recorded intangible assets of $110.7 million and intangible liabilities of $59.0 million.

        In September 2008, the Company recorded a write-down of $5.2 million due to the anticipated rejection of six of the Company's leases by Mervyn's. In addition, the Company terminated its former plan to sell the 29 Mervyn's stores located at shopping centers not owned or managed by the Company. (See Note 16—Discontinued Operations of the Company's Consolidated Financial Statements). The Company's decision was based on current conditions in the credit market and the assumption that a better return could be obtained by holding and operating the assets. As a result of the change in plans to sell, the Company recorded a loss of $5.3 million in order to adjust the carrying value of these assets for depreciation expense that otherwise would have been recognized had these assets been continuously classified as held and used.

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

        During the period of July 15, 2009 through July 30, 2009, the Company sold five of the Mervyn's stores for approximately $50.8 million in total proceeds. As a result of the sale and in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," the Company recorded an impairment charge of $26.0 million to loss on sale or write down of assets for the three and six months ended June 30, 2009. See Note 22—Subsequent Events of the Company's Consolidated Financial Statements.

        The Mervyn's stores acquired in 2007 and 2008 are referred to herein as the "Mervyn's Properties."

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

        Some of these estimates and assumptions include judgments on revenue recognition, estimates for common area maintenance and real estate tax accruals, provisions for uncollectible accounts, impairment of long-lived assets, the allocation of purchase price between tangible and intangible assets, and estimates for environmental matters. The Company's significant accounting policies are described in more detail in Note 2—Summary of Significant Accounting Policies of the Company's Consolidated Financial Statements. However, the following policies are deemed to be critical.

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

Property:

        The Company capitalizes costs incurred in redevelopment and development of properties in accordance with SFAS No. 34, "Capitalization of Interest Cost," and SFAS No. 67 "Accounting for Costs and the Initial Rental Operations of Real Estate Properties." The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. Capitalized costs are allocated to the specific components of a project that are benefited. The Company considers a construction project as completed and held available for occupancy and ceases capitalization of costs when the areas under development have been substantially completed.

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

Results of Operations

        Many of the variations in the results of operations, discussed below, occurred due to the transactions described above, including the 2008 Acquistion Property, the Mervyn's Properties and the Redevelopment Centers. For the comparison of the three and six months ended June 30, 2009 to the three and six months ended June 30, 2008, the "Same Centers" include all consolidated Centers, excluding the 2008 Acquistion Property, the Mervyn's Properties and the Redevelopment Centers.

        The "Redevelopment Centers" include The Oaks, Northgate Mall, Santa Monica Place and Shoppingtown Mall.

        Unconsolidated joint ventures are reflected using the equity method of accounting. The Company's pro rata share of the results from these Centers is reflected in the Consolidated Statements of Operations as equity in income from unconsolidated joint ventures.

Comparison of Three Months Ended June 30, 2009 and 2008

Revenues:

        Minimum and percentage rents (collectively referred to as "rental revenue") decreased by $6.6 million, or 5.0%, from 2008 to 2009. The decrease in rental revenue is attributed to a decrease of $5.6 million from the Mervyn's Properties and $3.1 million from the Same Centers, offset in part by an increase of $1.8 million from the Redevelopment Centers and an increase of $0.3 million from the 2008 Acquisition Property. The decrease in rental revenues from the Mervyn's Properties is due to the rejection of the leases by Mervyn's in 2008 offset in part by the assumption of 23 of the leases by Kohl's and/or Forever 21 in December 2008. The Company is currently seeking replacement tenants for the vacant Mervyn's spaces. If these spaces are not leased this trend will continue throughout 2009. The decrease in the revenues from the Same Centers is primarily attributable to decreases in occupancy, lease termination income and amortization of above and below market leases.

        Rental revenue includes the amortization of above and below market leases, the amortization of straight-line rents and lease termination income. The amortization of above and below market leases decreased from $2.6 million in 2008 to $2.5 million in 2009. The amortization of straight-line rents was $1.9 million in 2008 and 2009. Lease termination income decreased from $1.8 million in 2008 to $0.9 million in 2009.

        Tenant recoveries decreased $4.4 million, or 6.6%, from 2008 to 2009. The decrease in tenant recoveries is attributed to a decrease of $3.2 million from the Same Centers, $1.2 million from the Mervyn's Properties and $0.1 million from the Redevelopment Centers offset in part by an increase of $0.1 million from the 2008 Acquisition Property. The decrease from Same Centers is due to a decrease of recoverable operating expenses, utilities and property taxes.

        Management Companies' revenues decreased by $1.0 million from 2008 to 2009, primarily due to a decrease in leasing and development fees from joint ventures and third-party managed properties.

Shopping Center and Operating Expenses:

        Shopping center and operating expenses decreased $1.5 million, or 2.1%, from 2008 to 2009. The decrease in shopping center and operating expenses is due to a decrease of $2.6 million from the Same Centers relating to decreases in recoverable operating expenses, utilities and property taxes. This is offset in part by an increase of $0.7 million from the Mervyn's Properties, $0.2 million from the Redevelopment Centers and $0.1 million from the 2008 Acquisition Property.

Management Companies' Operating Expenses:

        The Management Companies' operating expenses decreased $1.7 million from 2008 to 2009 in connection with the implementation of the Company's workforce reduction plan in 2009.

REIT General and Administrative Expenses:

        REIT general and administrative expenses increased by $0.5 million from 2008 to 2009. The increase is primarily due to an increase in compensation expense in 2009.

Depreciation and Amortization:

        Depreciation and amortization increased $6.3 million from 2008 to 2009. The increase in depreciation and amortization is primarily attributed to an increase of $2.8 million from the Redevelopment Centers, $2.4 million from the Same Centers, $1.0 million from the Mervyn's Properties and $0.1 million from the 2008 Acquisition Property.

Interest Expense:

        Interest expense decreased $0.1 million from 2008 to 2009. The decrease in interest expense was primarily attributed to a decrease of $4.3 million from borrowing on the Company's line of credit and $3.8 million from the convertible senior notes ("Senior Notes") offset in part by an increase of $4.6 million from the Redevelopment Centers, $3.3 million from the Same Centers and $0.1 million from the 2008 Acquisition Property.

        The decrease in interest expense on the Company's line of credit was due to a decrease in the weighted average interest rate of 4.53% in 2008 to 3.36% in 2009 due to lower LIBOR rates and spreads. The decrease in interest expense on the Senior Notes is due to the reduction of the Senior Notes outstanding from a weighted-average of $950.0 million in 2008 to $613.3 million in 2009.

        The above interest expense items are net of capitalized interest, which decreased from $8.6 million in 2008 to $4.8 million in 2009 primarily due to a decrease in interest rates.

Gain on Early Extinguishment of Debt:

        The Company recorded a gain of $7.1 million on the early extinguishment of $27.5 million of the Senior Notes in 2009 (See "Liquidity and Capital Resources".)

Equity in Income of Unconsolidated Joint Ventures:

        The equity in income of unconsolidated joint ventures decreased $10.4 million from 2008 to 2009. The decrease in equity in income of unconsolidated joint ventures primarily results from a $6.6 million termination fee received in 2008 from a development contract and a decrease of $1.6 million in gain on sale of assets in 2009 compared to 2008.

(Loss) Gain on Sale or Write Down of Assets:

        The Company recorded a loss on sale or write down of assets of $25.6 million in 2009 as compared to a gain on sale of assets of $0.5 million in 2008. The loss on sale or write down of assets in 2009 is primarily attributed to a $26.0 million adjustment to reduce the carrying value of five Mervyn's stores. See Note 22—Subsequent Events of the Company's Consolidated Financial Statements.

Funds From Operations ("FFO"):

        Primarily as a result of the factors mentioned above, FFO—diluted decreased 39.9% from $99.6 million in 2008 to $59.9 million in 2009. For disclosure of net income, the most directly comparable GAAP financial measure, for the periods and a reconciliation of FFO and FFO—diluted to net income available to common stockholders, see "Funds from Operations."

Comparison of Six Months Ended June 30, 2009 and 2008

Revenues:

        Rental revenue decreased by $10.2 million, or 3.8%, from 2008 to 2009. The decrease in rental revenue is attributed to a decrease of $8.7 million from the Mervyn's Properties and $5.2 million from the Same Centers, offset in part by an increase of $2.9 million from the Redevelopment Centers and $0.8 million from the 2008 Acquisition Property. The decrease in rental revenues from the Mervyn's Properties is due to the rejection of the leases by Mervyn's in 2008 offset in part by the assumption of 23 of the leases by Kohl's and/or Forever 21 in December 2008. The Company is currently seeking replacement tenants for the vacant Mervyn's spaces. If these spaces are not leased this trend will continue throughout 2009. The decrease in the revenues from the Same Centers is primarily attributable to decreases in occupancy, lease termination income and amortization of above and below market leases.

        Rental revenue includes the amortization of above and below market leases, the amortization of straight-line rents and lease termination income. The amortization of above and below market leases decreased from $6.1 million in 2008 to $5.5 million in 2009. The amortization of straight-line rents decreased from $3.3 million in 2008 to $3.2 million in 2009. Lease termination income decreased from $3.9 million in 2008 to $2.0 million in 2009.

        Tenant recoveries decreased $7.1 million, or 5.3%, from 2008 to 2009. The decrease in tenant recoveries is attributed to a decrease of $4.6 million from the Same Centers, $2.8 million from the Mervyn's Properties offset in part by an increase of $0.2 million from the 2008 Acquisition Property and $0.1 million from the Redevelopment Centers. The decrease from Same Centers is due to a decrease of recoverable operating expenses, utilities and property taxes.

        Management Companies' revenues decreased by $2.2 million from 2008 to 2009, primarily due to a decrease in leasing and development fees from joint ventures and third-party managed properties.

Shopping Center and Operating Expenses:

        Shopping center and operating expenses decreased $1.3 million, or 0.9%, from 2008 to 2009. The decrease in shopping center and operating expenses is due to a decrease of $3.0 million from the Same Centers relating to decreases in recoverable operating expenses, utilities and property taxes. This is offset in part by an increase of $0.8 from the Mervyn's Properties, $0.3 million from the 2008 Acquisition Property and $0.2 million from the Redevelopment Centers.

Management Companies' Operating Expenses:

        The Management Companies' operating expenses increased $3.4 million from 2008 to 2009 in connection with the implementation of the Company's workforce reduction plan in 2009.

REIT General and Administrative Expenses:

        REIT general and administrative expenses increased by $1.4 million from 2008 to 2009. The increase is primarily due to an increase in compensation expense in 2009.

Depreciation and Amortization:

        Depreciation and amortization increased $10.5 million from 2008 to 2009. The increase in depreciation and amortization is primarily attributed to an increase of $4.8 million from the Same Centers, $3.0 million from the Mervyn's Properties, $2.4 million from the Redevelopment Centers and $0.3 million from the 2008 Acquisition Property.

Interest Expense:

        Interest expense decreased $4.6 million from 2008 to 2009. The decrease in interest expense was primarily attributed to a decrease of $10.4 million from borrowing on the Company's line of credit, $6.2 million from the Senior Notes and $0.2 million from the term loans offset in part by an increase of $7.4 million from the Redevelopment Centers, $4.6 million from the Same Centers and $0.3 million from the 2008 Acquisition Property.

        The decrease in interest expense on the Company's line of credit was due to a decrease in the weighted average interest rate of 4.97% in 2008 to 3.40% in 2009 due to lower LIBOR rates and spreads. The decrease in interest expense on the Senior Notes is due to the reduction of the Senior Notes outstanding from a weighted-average of $950.0 million in 2008 to $613.3 million in 2009. The increase in interest expense on the Redevelopment Centers is primarily attributed to increased development activity.

        The above interest expense items are net of capitalized interest, which decreased from $15.6 million in 2008 to $9.8 million in 2009 primarily due to a decrease in interest rates.

Gain on Early Extinguishment of Debt:

        The Company recorded a gain of $29.6 million on the early extinguishment of $84.3 million of the Senior Notes in 2009 (See "Liquidity and Capital Resources".)

Equity in Income of Unconsolidated Joint Ventures:

        The equity in income of unconsolidated joint ventures decreased $16.8 million from 2008 to 2009. The decrease in equity in income of unconsolidated joint ventures is due to a decrease of $6.6 million related to a termination fee received in 2008, decreases in rental revenue of various joint ventures and a $2.9 million decrease in gains from sales of assets in 2009 compared to 2008.

(Loss) Gain on Sale or Write Down of Assets:

        The Company recorded a loss on sale or write down of assets of $24.8 million in 2009 as compared to a gain on sale of assets of $1.2 million in 2008. The loss on sale or write down of assets in 2009 is primarily attributed to a $26.0 million adjustment to reduce the carrying value of five Mervyn's stores. See Note 22—Subsequent Events of the Company's Consolidated Financial Statements.

Discontinued Operations:

        Income from discontinued operations decreased $100.2 million from 2008 to 2009. The decrease is primarily due to the $99.3 million gain from the Rochester Redemption in 2008. See "Management's Overview and Summary—Acquisitions and Dispositions." As a result of the Rochester Redemption, the Company classified the results of operations for these properties to discontinued operations for all periods presented.

Noncontrolling Interests

        Income attributable to noncontrolling interests decreased $20.3 million from 2008 to 2009. The decrease is primarily attributed to a decrease in net income as discussed above and a decrease in the weighted average interest in the Operating Partnership not owned by the Company from 14.7% in 2008 to 13.2% in 2009.

Funds From Operations:

        Primarily as a result of the factors mentioned above, FFO—diluted decreased 15.3% from $192.1 million in 2008 to $162.8 million in 2009. For disclosure of net income, the most directly comparable GAAP financial measure, for the periods and a reconciliation of FFO and FFO—diluted to net income available to common stockholders, see "Funds from Operations."

Operating Activities:

        Cash flow from operations decreased from $107.2 million in 2008 to $65.8 million in 2009. The decrease was primarily due to changes in assets and liabilities in 2008 compared to 2009 and the results at the Centers as discussed above.

Investing Activities:

        Cash used in investing activities decreased from $453.2 million in 2008 to $36.2 million in 2009. The decrease in cash used in investing activities was primarily due to decreases in capital expenditures of $229.4 million and contributions to unconsolidated joint ventures of $122.7 million and an increase in distributions from unconsolidated joint ventures of $47.8 million. In addition, the Company incurred $18.9 million in expenditures for the Rochester Redemption in 2008.

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

Financing Activities:

        Cash flow from financing activities decreased $352.7 million from 2008 to 2009. The decrease in cash from financing activities was primarily attributed to decreases in cash provided by mortgages, bank and other notes payable of $628.9 million and payments on mortgages, bank and other notes payable of $268.2 million. In addition, the Company paid $50.7 million to repurchase and retire $84.3 million of Senior Notes (see "Liquidity and Capital Resources.")

Liquidity and Capital Resources

        Although general market liquidity is constrained, the Company anticipates meeting its liquidity needs for its operating expenses and debt service and dividend requirements through cash generated from operations, working capital reserves and/or borrowings under its unsecured line of credit. Additional liquidity was provided as a result of the Company reducing its quarterly dividend to $0.60 per share and paying 90% of that dividend in stock. In addition, further liquidity will be provided as a result of the Company's announced payment of a portion of its next quarterly dividend in stock, which is payable on September 21, 2009. (See Note 22—Subsequent Events of the Company's Consolidated Financial Statements). The form, timing and or amount of future dividends will be at the discretion of the Company's Board of Directors.

        The following tables summarize capital expenditures incurred at the Centers:

	For the Six Months Ended June 30,
(Dollars in thousands)	2009	2008
Consolidated Centers:
Acquisitions of property and equipment	$5,672	$69,094
Development, redevelopment and expansion of Centers	108,318	266,288
Renovations of Centers	4,043	4,739
Tenant allowances	4,799	6,445
Deferred leasing charges	11,211	12,256

	$134,043	$358,822

Joint Venture Centers (at Company's pro rata share):
Acquisitions of property and equipment	$1,039	$265,834
Development, redevelopment and expansion of Centers	21,202	16,372
Renovations of Centers	1,206	6,017
Tenant allowances	1,609	3,653
Deferred leasing charges	1,440	1,741

	$26,496	$293,617

        Management expects levels to be incurred in future years for tenant allowances and deferred leasing charges to be comparable or less than 2008 and that capital for those expenditures will be available from working capital, cash flow from operations, borrowings on property specific debt or unsecured corporate borrowings. The Company expects to incur between $100 million to $180 million in 2009 for development, redevelopment, expansion and renovations. Capital for these major expenditures, developments and/or redevelopments has been, and is expected to continue to be, obtained from a combination of equity or debt financings, which include borrowings under the Company's line of credit and construction loans. In addition, the Company has generated additional liquidity in the past through joint venture transactions and the sale of non-core assets, and may continue to do so in the future, as evidenced by the July 2009 non-core asset sales and the recent sale of a 49% interest in Queens Center to a joint venture partner. Furthermore, equity financing may be available to the Company through a shelf registration statement the Company filed in November 2008, which registered an unspecified amount of common stock, preferred stock, debt securities, warrants, rights and units.

        Current turmoil in the capital and credit markets has significantly limited access to debt and equity financing for many companies. As demonstrated by recent activity, the Company was able to access capital throughout 2008 and the six months ended June 30, 2009. However, there is no assurance the Company will be able to do so in future periods or on similar terms and conditions. Many factors impact the Company's ability to access capital, such as its overall debt level, interest rates, interest coverage ratios and prevailing market conditions. As a result of the volatility in the capital and commercial lending markets, the Company may be required to finance more of its business activities with borrowings under its line of credit rather than with public and private unsecured debt and equity securities, fixed-rate mortgage financing and other traditional sources. In addition, in the event that the Company has significant tenant defaults as a result of the overall economy and general market conditions, the Company could have a decrease in cash flow from operations, which could create further borrowings under its line of credit. These events could result in an increase in the Company's proportion of variable-rate debt, which could cause it to become subject to increased interest rate fluctuations in the future.

        The Company's total outstanding loan indebtedness at June 30, 2009 was $8.0 billion (including $2.3 billion of unsecured debt and $2.0 billion of its pro rata share of joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgages payable collateralized by individual properties. The Company has arranged financing for new loans at Paradise Valley Mall and Northgate of $90.0 million and $80.0 million, respectively. In addition, the Company's joint venture that owns Village of Corte Madera has arranged for a new $80 million loan that will replace the existing $63.0 million loan. Upon completion of these three loans, the Company will have approximately $55.6 million in remaining loans (excluding loans with extension options) with maturities in 2009. The Company expects these remaining loans to be refinanced, extended and/or paid off from the Company's line of credit.

        The Senior Notes bear interest at 3.25%, payable semiannually, are senior unsecured debt of the Company and are guaranteed by the Operating Partnership. Prior to December 14, 2011, upon the occurrence of certain specified events, the Senior Notes will be convertible at the option of the holder into cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the election of the Company, at an initial conversion rate of 8.9702 shares per $1 principal amount. On and after December 15, 2011, the Senior Notes will be convertible at any time prior to the second business day preceding the maturity date at the option of the holder at the initial conversion rate. The initial conversion price of approximately $111.48 per share represented a 20% premium over the closing price of the Company's common stock on March 12, 2007, the date of issuance of the Senior Notes. The initial conversion rate is subject to adjustment under certain circumstances. Holders of the Senior Notes do not have the right to require the Company to repurchase the Senior Notes prior to maturity except in connection with the occurrence of certain fundamental change transactions. During the six months ended June 30, 2009, the Company repurchased and retired $84.5 million of the Senior Notes for $49.8 million and recorded a gain on extinguishment of $29.6 million. The repurchases were funded by borrowings under the Company's line of credit. The carrying value of the Senior Notes at June 30, 2009 and December 31, 2008 was $613.3 million and $687.7 million, respectively, which included an unamortized discount of $29.5 million and $39.5 million, respectively.

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

        The Company has a $1.5 billion revolving line of credit that matures on April 25, 2010 with a one-year extension option. The interest rate fluctuates from LIBOR plus 0.75% to LIBOR plus 1.10% depending on the Company's overall leverage. The Company has an interest rate swap agreement that effectively fixed the interest rate on $400.0 million of the outstanding balance of the line of credit at 6.23% until April 25, 2011. As of June 30, 2009 and December 31, 2008, borrowings outstanding were $1.2 billion and $1.1 billion, at an average interest rate, excluding the $400.0 million swapped portion, of 1.69% and 3.19%, respectively.

        The Company obtained a five-year term loan that bears interest at LIBOR plus 1.50% and matures on April 26, 2010. The loan is covered by an interest rate swap agreement that effectively fixed the interest rate of the term loan at 6.30% until maturity. As of June 30, 2009 and December 31, 2008, the note had a balance outstanding of $442.5 million and $446.3 million, respectively, with an effective interest rate of 6.50%. During the period of July 15, 2009 to July 30, 2009, the Company sold five of the Mervyn's stores and sold a 49% interest in Queens Center for a total of approximately $200.6 million in total proceeds. The Company used the proceeds from these sales to make principal payments of $180.0 million and $20.0 million on the term loan on July 30, 2009 and August 3, 2009, respectively.

        Dividends and distributions for the six months ended June 30, 2009 were $81.0 million. A total of $65.8 million of the dividends and distributions were funded by cash flows provided by operations. The remaining $15.2 million was funded through distributions received from unconsolidated joint ventures which are included as return of investment distributions in the cash flows from investing activities section of the Company's consolidated statement of cash flows.

        At June 30, 2009, the Company was in compliance with all applicable loan covenants under its debt agreements.

        At June 30, 2009, the Company had cash and cash equivalents available of $57.9 million.

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

        The following reflects the maximum amount of debt principal that could recourse to the Company at June 30, 2009 (in thousands):

Property	Recourse Debt	Maturity Date
Boulevard Shops	$4,280	12/17/2010
Chandler Village Center	4,375	1/15/2011
The Market at Estrella Falls	8,785	6/1/2011

	$17,440

        Additionally, as of June 30, 2009, the Company is contingently liable for $20.1 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

  Long-term Contractual Obligations:

        The following is a schedule of long-term contractual obligations as of June 30, 2009 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)	$6,254,561	$725,343	$3,766,502	$782,970	$979,746
Operating lease obligations(1)	822,550	12,356	25,655	24,653	759,886
Purchase obligations(1)	75,248	75,248	—	—	—
Other long-term liabilities(2)	404,959	404,959	—	—	—

	$7,557,318	$1,217,906	$3,792,157	$807,623	$1,739,632

(1)
See Note 17—Commitments and Contingencies of the Company's Consolidated Financial Statements.

(2)
Amount includes $2,569 of unrecognized tax benefits associated with FIN 48. See Note 20—Income Taxes of the Company's Consolidated Financial Statements.

Funds From Operations

        The Company uses FFO in addition to net income to report its operating and financial results and considers FFO and FFO-diluted as supplemental measures for the real estate industry and a supplement to GAAP measures. The National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss) computed in accordance with GAAP, excluding gains (or losses) from extraordinary items and sales of depreciated operating properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. FFO and FFO on a fully diluted basis are useful to investors in comparing operating and financial results between periods. This is especially true since FFO excludes real estate depreciation and amortization as the Company believes real estate values fluctuate based on market conditions rather than depreciate in value ratably on a straight-line basis over time. FFO on a fully diluted basis is one of the measures investors find most useful in measuring the dilutive impact of outstanding convertible securities. FFO does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net income as defined by GAAP and is not indicative of cash available to fund all cash flow needs. FFO, as presented, may not be comparable to similarly titled measures reported by other real estate investment trusts. The reconciliation of FFO and FFO-diluted to net (loss) income available to common stockholders is provided below.

        The following reconciles net (loss) income available to common stockholders to FFO and FFO-diluted (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008(5)	2009	2008(5)
Net (loss) income—available to common stockholders	$(21,736)	$15,725	$(7,720)	$108,335
Adjustments to reconcile net income to FFO—basic:
Noncontrolling interest in the Operating Partnership	(3,293)	2,590	(1,169)	18,665
Loss (gain) on sale or write-down of consolidated assets(1)	25,605	(376)	24,849	(100,313)
Add: loss (gain) on undepreciated assets—consolidated assets(1)	1,143	241	2,497	574
Add: noncontrolling interest share of loss (gain) on sale of consolidated joint ventures(1)	310	248	310	589
Less: write-down of consolidated assets(1)	(27,058)	—	(27,639)	—
Gain on sale of assets from unconsolidated entities(2)	(3)	(1,604)	(11)	(2,923)
Add: gain on sale of undepreciated assets—from unconsolidated entities (pro rata)	3	1,116	2	2,436
Add noncontrolling interest on sale of undepreciated consolidated entities	—	487	—	487
Less write down of unconsolidated entities(2)	—	—	—	—
Depreciation and amortization on consolidated centers	63,740	57,774	128,651	118,901
Less: depreciation and amortization attributable to noncontrolling interest on consolidated joint ventures	(1,064)	(788)	(2,130)	(1,361)
Depreciation and amortization on joint ventures(2)	25,908	25,755	52,409	48,034
Less: depreciation on personal property	(3,635)	(2,358)	(7,289)	(4,600)

FFO—basic	59,920	98,810	162,760	188,824
Additional adjustments to arrive at FFO—diluted:
Impact of convertible preferred stock	—	835	—	3,289
Impact of convertible debt	—	—	—	—

FFO—diluted	$59,920	$99,645	$162,760	$192,113

Weighted average number of FFO shares outstanding for:
FFO—basic(3)	88,970	86,319	88,759	85,607
Adjustments for the impact of dilutive securities in computing FFO-diluted:
Convertible preferred stock	—	1,852	—	2,460
Share and unit-based compensation plans	—	462	—	398

FFO—diluted(4)	88,970	88,633	88,759	88,465

(1)
The net total of these line items equal the loss (gain) on sales of depreciated assets. These line items are included in this reconciliation to provide the Company's investors with more detailed information and does not represent a departure from FFO as defined by NAREIT.

(2)
Unconsolidated assets are presented at the Company's pro rata share.

(3)
Calculated based upon basic net income as adjusted to reach basic FFO. As of June 30, 2009 and 2008, 11.8 million and 12.5 million OP Units were outstanding, respectively.

(4)
The computation of FFO—diluted shares outstanding includes the effect of share and unit-based compensation plans and the Senior Notes using the treasury stock method. It also assumes the conversion of MACWH, LP common and preferred units to the extent that they are dilutive to the FFO computation. The MACWH, LP preferred units were antidilutive to the calculations for the three and six months eneded June 30, 2009 and 2008 and were not included in the above calculations.

(5)
Net (loss) income—available to common stockholders and FFO have been reduced by $3.0 million and $3.5 million for three months ended June 30, 2008, respectively, and $6.1 million and $7.1 million for the six months ended June 30, 2008, respectively, due to the retrospective adoption of FSP APB 14-1.

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

        The following table sets forth information as of June 30, 2009 concerning the Company's long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV") (dollars in thousands):

	For the years ended June 30,
	2010	2011	2012	2013	2014	Thereafter	Total	FV
CONSOLIDATED CENTERS:
Long term debt:
Fixed rate(1)	$513,297	$1,000,840	$1,055,694	$501,831	$234,850	$923,148	$4,229,660	$3,981,165
Average interest rate	6.42%	6.23%	5.61%	6.68%	5.44%	6.13%	6.11%
Floating rate	176,169	1,171,225	380,087	—	—	—	1,727,481	1,665,582
Average interest rate	1.65%	2.27%	2.74%				2.32%

Total debt—Consolidated Centers	$689,466	$2,172,065	$1,435,781	$501,831	$234,850	$923,148	$5,957,141	$5,646,747

JOINT VENTURE CENTERS:
Long term debt (at Company's pro rata share):
Fixed rate	$174,359	$94,797	$200,606	$42,865	$311,245	$987,322	$1,811,194	$1,683,253
Average interest rate	6.17%	6.00%	6.91%	5.58%	5.83%	5.85%	6.01%
Floating rate	96,173	102,783	—	—	—	—	198,956	192,112
Average interest rate	1.26%	1.37%					1.32%

Total debt—Joint Venture Centers	$270,532	$197,580	$200,606	$42,865	$311,245	$987,322	$2,010,150	$1,875,365

(1)
Fixed rate debt includes the $442.5 million floating rate term note and $400.0 million of the line of credit balance. These amounts have effective fixed rates over the remaining terms due to swap agreements as discussed below.

        The consolidated Centers' total fixed rate debt at June 30, 2009 and December 31, 2008 was $4.2 billion and $4.4 billion, respectively. The average interest rate on fixed rate debt at June 30, 2009 and December 31, 2008 was 6.11% and 5.72%, respectively. The consolidated Centers' total floating rate debt at June 30, 2009 and December 31, 2008 was $1.7 billion and $1.6 billion, respectively. The average interest rate on floating rate debt at June 30, 2009 and December 31, 2008 was 2.32% and 3.32%, respectively.

        The Company's pro rata share of the Joint Venture Centers' fixed rate debt at June 30, 2009 and December 31, 2008 was $1.8 billion. The average interest rate on fixed rate debt at June 30, 2009 and December 31, 2008 was 6.01% and 5.83%, respectively. The Company's pro rata share of the Joint Venture Centers' floating rate debt at June 30, 2009 and December 31, 2008 was $199.0 million and $181.5 million, respectively. The average interest rate on the floating rate debt at June 30, 2009 and December 31, 2008 was 1.32% and 2.36%, respectively.

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

        The following are outstanding derivatives at June 30, 2009 (amounts in thousands):

Property/Entity	Notional Amount	Product	Rate	Maturity	Company's Ownership	Fair Value(1)
Camelback Colonnade	$41,500	Cap	8.54%	11/17/2009	75%	$—
Desert Sky Mall	51,500	Cap	7.65%	3/15/2010	50%	—
La Cumbre Plaza(2)	30,000	Cap	7.12%	8/9/2009	100%	—
Metrocenter Mall	112,000	Cap	7.25%	2/15/2010	15%	—
Metrocenter Mall	21,597	Cap	7.25%	2/15/2010	15%	—
Panorama Mall(2)	50,000	Cap	6.65%	3/1/2010	100%	—
The Oaks	150,000	Cap	6.25%	7/1/2010	100%	—
The Operating Partnership	450,000	Swap	4.80%	4/15/2010	100%	(14,401)
The Operating Partnership	400,000	Swap	5.08%	4/25/2011	100%	(24,543)
Westside Pavilion	175,000	Cap	5.50%	6/1/2010	100%	—

(1)
Fair value at the Company's ownership percentage.

(2)
Derivative is not designated as a hedge.

        Interest rate cap agreements ("Cap") offer protection against floating rates on the notional amount from exceeding the rates noted in the above schedule, and interest rate swap agreements ("Swap") effectively replace a floating rate on the notional amount with a fixed rate as noted above.

        In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $19.3 million per year based on $1.9 billion outstanding of floating rate debt at June 30, 2009.

        The fair value of the Company's long-term debt is estimated based on discounted cash flows at interest rates that management believes reflect the risks associated with long-term debt of similar risk and duration.

Item 4.    Controls and Procedures

        As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of June 30, 2009, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

  Not Applicable

Item 3.    Defaults Upon Senior Securities

  Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders

        The following matters were voted upon at the Annual Meeting of Stockholders held on June 8, 2009 and each director nominee was elected and each proposal was approved or ratified:

        (a)   The election of three persons as directors of the Company to serve until the annual meeting of stockholders in 2010 and until their respective successors are duly elected and qualify:

	For	Against	Abstain
Arthur M. Coppola	64,251,583	735,302	25,928
James S. Cownie	56,699,562	7,788,050	525,201
Mason G. Ross	64,158,754	331,379	522,680

        (b)   The ratification of the selection of Deloitte & Touche LLP as the Company's independent public accountants for the fiscal year ending December 31, 2009.

Votes
For:	64,969,945
Against:	31,893
Abstain:	10,975

        (c)   The approval of the Company's Amended and Restated 2003 Equity Incentive Plan.

Votes
For:	43,402,193
Against:	17,105,377
Abstain:	244,680
Broker non-votes:	4,260,563

        (d)   The approval of an amendment to the Company's charter to increase its authorized shares of common stock to 250,000,000 and its total number of authorized shares of stock to 325,000,000.

Votes
For:	61,895,070
Against:	3,082,878
Abstain:	34,865

        There were no broker non-votes for any of the above described matters, except for the approval of the Company's Amended and Restated 2003 Equity Incentive Plan.

Item 5.    Other Information

        Not Applicable

Item 6.    Exhibits

3.1*	Articles of Amendment and Restatement of the Company
3.1.1**	Articles Supplementary of the Company
3.1.2***	Articles Supplementary of the Company (with respect to the first paragraph)
3.1.3****	Articles Supplementary of the Company (Series D Preferred Stock)
3.1.4#	Articles Supplementary of the Company
3.1.5#**	Articles of Amendment of the Company (declassification of the Board)
3.1.6##	Articles Supplementary of the Company
3.1.7	Articles of Amendment of the Company (increased authorized shares)
3.2##	Amended and Restated Bylaws of the Company (February 5, 2009)
4.1###	Form of Common Stock Certificate
4.2####	Form of Preferred Stock Certificate (Series D Preferred Stock)
4.3#*	Indenture, dated as of March 16, 2007, among the Company, the Operating Partnership and Deutsche Bank Trust Company Americas (includes form of the Notes and Guarantee)
10.1	Twelfth Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership
10.2(1)#***	2003 Equity Incentive Plan, as amended and restated as of June 8, 2009
31.1	Section 302 Certification of Arthur Coppola, Chief Executive Officer
31.2	Section 302 Certification of Thomas O'Hern, Chief Financial Officer
32.1	Section 906 Certification of Arthur Coppola, Chief Executive Officer, and Thomas O'Hern, Chief Financial Officer

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

#***
Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date June 8, 2009, and incorporated herein by reference.

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

Date: August 7, 2009