Form 10-Q
period 2009-09-30
MACERICH CO
filed 2009-11-06
CIK 912242

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

YES ☐        NO ☒

        Number of shares outstanding as of November 6, 2009 of the registrant's common stock, par value $.01 per share: 94,757,688 shares

THE MACERICH COMPANY

FORM 10-Q

INDEX

THE MACERICH COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value and share amounts)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS:
Property, net	$5,692,278	$6,371,319
Cash and cash equivalents	79,558	66,529
Restricted cash	68,185	61,707
Marketable securities	27,539	27,943
Tenant and other receivables, net	100,973	118,374
Deferred charges and other assets, net	285,117	339,662
Loans to unconsolidated joint ventures	1,236	932
Due from affiliates	9,870	9,124
Investments in unconsolidated joint ventures	1,054,671	1,094,845

Total assets	$7,319,427	$8,090,435

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY:
Mortgage notes payable:
Related parties	$197,825	$306,859
Others	3,037,180	3,373,116

Total	3,235,005	3,679,975
Bank and other notes payable	1,733,048	2,260,443
Accounts payable and accrued expenses	79,763	114,502
Other accrued liabilities	255,513	289,146
Investments in unconsolidated joint ventures	68,150	80,915
Co-venture obligation	168,154	—
Preferred dividends payable	207	243

Total liabilities	5,539,840	6,425,224

Redeemable noncontrolling interests	23,327	23,327

Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $.01 par value, 250,000,000 and 145,000,000 shares authorized, 80,976,775 and 76,883,634 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	810	769
Additional paid-in capital	1,803,372	1,721,256
Accumulated deficit	(275,337)	(274,834)
Accumulated other comprehensive loss	(33,121)	(53,425)

Total stockholders' equity	1,495,724	1,393,766
Noncontrolling interests	260,536	248,118

Total equity	1,756,260	1,641,884

Total liabilities, redeemable noncontrolling interests and equity	$7,319,427	$8,090,435

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Minimum rents	$119,489	$131,083	$367,245	$388,072
Percentage rents	3,909	4,114	9,402	9,772
Tenant recoveries	59,809	69,417	186,974	203,040
Management Companies	10,449	10,261	28,335	30,334
Other	6,640	7,386	21,537	20,420

Total revenues	200,296	222,261	613,493	651,638

Expenses:
Shopping center and operating expenses	64,952	73,201	201,837	211,680
Management Companies' operating expenses	16,400	19,014	58,702	57,886
REIT general and administrative expenses	7,085	2,883	16,989	11,419
Depreciation and amortization	61,815	65,937	189,293	183,107

	150,252	161,035	466,821	464,092

Interest expense:
Related parties	4,405	5,002	16,449	12,381
Other	61,374	68,885	191,182	207,918

	65,779	73,887	207,631	220,299
Loss (gain) on early extinguishment of debt	455	—	(29,145)	—

Total expenses	216,486	234,922	645,307	684,391
Equity in income of unconsolidated joint ventures	19,165	19,928	49,647	67,172
Income tax (provision) benefit	(302)	362	878	750
Gain (loss) on sale or write down of assets	157,612	(4,217)	159,776	(3,054)

Income from continuing operations	160,285	3,412	178,487	32,115

Discontinued operations:
Gain (loss) on sale of assets	3,968	(961)	(23,045)	98,189
Income from discontinued operations	118	1,947	982	5,787

Total income (loss) from discontinued operations	4,086	986	(22,063)	103,976

Net income	164,371	4,398	156,424	136,091
Less net income attributable to noncontrolling interests	21,533	925	21,306	20,994

Net income attributable to the Company	142,838	3,473	135,118	115,097
Less preferred dividends	—	835	—	4,124

Net income available to common stockholders	$142,838	$2,638	$135,118	$110,973

Earnings per common share attributable to Company—basic:
Income from continuing operations	$1.71	$0.02	$1.96	$0.29
Discontinued operations	0.04	0.01	(0.25)	1.21

Net income available to common stockholders	$1.75	$0.03	$1.71	$1.50

Earnings per common share attributable to Company—diluted:
Income from continuing operations	$1.71	$0.02	$1.96	$0.29
Discontinued operations	0.04	0.01	(0.25)	1.21

Net income available to common stockholders	$1.75	$0.03	$1.71	$1.50

Weighted average number of common shares outstanding:
Basic	79,496,000	74,931,000	77,898,000	73,688,000

Diluted	79,694,000	87,439,000	77,898,000	86,483,000

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands, except per share data)

(Unaudited)

	Stockholders' Equity
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance January 1, 2009	76,883,634	$769	$1,721,256	$(274,834)	$(53,425)	$1,393,766	$248,118	$1,641,884	$23,327

Comprehensive income:
Net income	—	—	—	135,118	—	135,118	20,869	155,987	437
Interest rate swap/cap agreements	—	—	—	—	20,304	20,304	—	20,304	—

Total comprehensive income	—	—	—	135,118	20,304	155,422	20,869	176,291	437
Amortization of share and unit-based plans	174,962	2	13,359	—	—	13,361	—	13,361	—
Employee stock purchases	23,202	—	368	—	—	368	—	368	—
Distributions paid ($2.00) per share	—	—	—	(135,621)	—	(135,621)	—	(135,621)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(22,124)	(22,124)	(437)
Issuance of common shares	3,894,977	39	68,079	—	—	68,118	—	68,118	—
Issuance of stock warrants	—	—	14,564	—	—	14,564	—	14,564	—
Contributions from noncontrolling interests	—	—	—	—	—	—	8,665	8,665	—
Other	—	—	(9,069)	—	—	(9,069)	—	(9,069)	—
Redemption of noncontrolling interests	—	—	—	—	—	—	(177)	(177)	—
Adjustment of noncontrolling interest in Operating Partnership	—	—	(5,185)	—	—	(5,185)	5,185	—	—

Balance September 30, 2009	80,976,775	$810	$1,803,372	$(275,337)	$(33,121)	$1,495,724	$260,536	$1,756,260	$23,327

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF EQUITY (Continued)

(Dollars in thousands, except per share data)

(Unaudited)

	Stockholders' Equity
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Common Stockholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interest
Balance January 1, 2008	72,311,763	723	1,428,124	(203,505)	(24,508)	1,200,834	230,529	1,431,363	322,619

Comprehensive income:
Net income	—	—	—	115,097	—	115,097	20,557	135,654	437
Reclassification of deferred losses	—	—	—	—	285	285	—	285	—
Interest rate swap/cap agreements	—	—	—	—	248	248	—	248	—

Total comprehensive income	—	—	—	115,097	533	115,630	20,557	136,187	437
Amortization of share and unit-based plans	186,917	2	15,959	—	—	15,961	—	15,961	—
Exercise of stock options	362,888	4	8,568	—	—	8,572	—	8,572	—
Employee stock purchases	6,494	—	363	—	—	363	—	363	—
Distributions paid ($2.40) per share	—	—	—	(176,329)	—	(176,329)	—	(176,329)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(33,108)	(33,108)	(437)
Preferred dividends	—	—	(4,124)	—	—	(4,124)	—	(4,124)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	11,602	11,602	—
Conversion of noncontrolling interests to common shares	150,674	2	5,546	—	—	5,548	(5,548)	—	—
Conversion of preferred shares to common shares	3,067,131	30	83,465	—	—	83,495	—	83,495	—
Redemption of noncontrolling interests	—	—	—	—	—	—	(489)	(489)	(96,564)
Reversal of adjustments to redemption value of redeemable noncontrolling interests	—	—	202,728	—	—	202,728	—	202,728	(202,728)
Other	—	—	1,585	—	—	1,585	3,047	4,632	—
Adjustment of noncontrolling interest in Operating Partnership	—	—	(57,299)	—	—	(57,299)	57,299	—	—

Balance September 30, 2008	76,085,867	$761	$1,684,915	$(264,737)	$(23,975)	$1,396,964	$283,889	$1,680,853	$23,327

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$156,424	$136,091
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on early extinguishment of debt	(29,145)	—
(Gain) loss on sale or write down of assets	(159,776)	3,054
Loss (gain) on sale of assets of discontinued operations	23,045	(98,189)
Depreciation and amortization	199,180	186,456
Amortization of net discount on mortgage and bank and other notes payable	392	4,103
Amortization of share and unit-based plans	5,719	8,402
Equity in income of unconsolidated joint ventures	(49,647)	(67,172)
Distributions of income from unconsolidated joint ventures	7,981	18,900
Changes in assets and liabilities, net of acquisitions and dispositions:
Tenant and other receivables, net	3,519	20,800
Other assets	11,537	(1,890)
Accounts payable and accrued expenses	(46,365)	(27,142)
Due from affiliates	(746)	826
Other accrued liabilities	(48,383)	(8,409)

Net cash provided by operating activities	73,735	175,830

Cash flows from investing activities:
Acquisitions of property, development, redevelopment and property improvements	(133,686)	(453,001)
Redemption of Rochester Properties	—	(18,794)
Maturities of marketable securities	638	807
Deferred leasing costs	(22,218)	(24,165)
Distributions from unconsolidated joint ventures	137,112	119,090
Contributions to unconsolidated joint ventures	(41,421)	(148,102)
Proceeds from loans to unconsolidated joint ventures	(304)	148
Proceeds from sale of assets	342,109	3,742
Restricted cash	(9,239)	2,233

Net cash provided by (used in) investing activities	272,991	(518,042)

Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	412,245	1,442,366
Payments on mortgages, bank and other notes payable	(778,852)	(925,760)
Repurchase of Senior Notes	(55,029)	—
Deferred financing costs	(5,872)	(9,724)
Proceeds from share and unit-based plans	368	8,935
Proceeds from issuance of warrants to purchase common stock	14,564	—
Contributions from co-venture partner	165,716	—
Dividends and distributions	(86,837)	(199,312)
Dividends to preferred stockholders / preferred unitholders	—	(10,744)

Net cash (used in) provided by financing activities	(333,697)	305,761

Net increase (decrease) in cash	13,029	(36,451)
Cash and cash equivalents, beginning of period	66,529	85,273

Cash and cash equivalents, end of period	$79,558	$48,822

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2009	2008
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$207,833	$220,718

Non-cash transactions:
Acquisition of noncontrolling interests in properties	$—	$205,520

Deposits contributed to unconsolidated joint ventures and the purchase of properties	$—	$51,943

Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$35,501	$57,045

Accrued preferred dividend payable	$207	$276

Acquisition of property by assumption of mortgage note payable	$—	$15,789

Stock dividend	$68,117	$—

Conversion of Series A cumulative convertible preferred stock to common stock	$—	$83,495

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

        The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of September 30, 2009, the Company was the sole general partner of and held an 87% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended.

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

Tenant and Other Receivables, net:

        Included in tenant and other receivables, net, is an allowance for doubtful accounts of $5,760 and $3,754 at September 30, 2009 and December 31, 2008, respectively.

        Included in tenant and other receivables, net, are the following notes receivable:

        On March 31, 2006, the Company received a note receivable that is secured by a deed of trust, bears interest at 5.5% and matures on March 31, 2031. At September 30, 2009 and December 31, 2008, the note had a balance of $9,283 and $9,450, respectively.

        On January 1, 2008, as part of the Rochester Redemption (See Note 17—Discontinued Operations), the Company received an unsecured note receivable that bears interest at 9.0% and matures on June 30, 2011. The balance on the note at September 30, 2009 and December 31, 2008 was $11,763.

        On August 16, 2009, the Company received a $1,800 note receivable from J&R Holdings XV, LLC ("Pederson") that bears interest at 10% and matures August 14, 2014. Pederson is considered a related party because it has an ownership interest in Promenade at Casa Grande. The note is secured by Pederson's interest in Promenade at Casa Grande. Interest income on the note was $22 for the three and nine months ended September 30, 2009.

Recent Accounting Pronouncements Adopted:

        In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification ("FASB Codification") and the Hierarchy of Generally Accepted Accounting Principles." This pronouncement establishes the FASB Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. The Company adopted this pronouncement on July 1, 2009 and has updated its references to specific GAAP literature to reflect the codification.

        The following are recent accounting pronouncements adopted on April 1, 2009:

        SFAS No. 165, "Subsequent Events," which was superseded by the FASB Codification and is now included in ASC 855, establishes principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial statements.

        FSP SFAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies," which was superseded by the FASB Codification and is now included in ASC 805-20, addresses application issues on the accounting for contingencies in a

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

2. Summary of Significant Accounting Policies: (Continued)

business combination. The adoption of this pronouncement did not have any impact on the Company's consolidated financial statements.

        The following are recent accounting pronouncements adopted on January 1, 2009:

        FSP SFAS No. 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly," which was superseded by the FASB Codification and is now included in ASC 820-10, reaffirmed the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial statements.

        SFAS No. 141(R), "Business Combinations," which was superseded by the FASB Codification and is now included in ASC 805, requires an acquiring entity to recognize acquired assets and assumed liabilities in a transaction at fair value as of the acquisition date and changes the accounting treatment for certain items, including acquisition costs, which will be required to be expensed as incurred. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial statements.

        SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133," which was superseded by the FASB Codification and is now included in ASC 815-10, requires qualitative disclosures about objectives and strategies for using derivatives and quantitative disclosures about the fair value of and gains and losses on derivative instruments. As a result of the Company's adoption of this pronouncement, the Company has expanded its disclosures concerning its derivative instruments and hedging activities in Note 5—Derivative Instruments and Hedging Activities.

        Emerging Issues Task Force ("EITF") No. 07-5, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock," which was superseded by the FASB Codification and is now included in ASC 815-40, provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the scope exception for classification as a derivative. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial statements.

        SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51," which was superseded by the FASB Codification and is now included in ASC 810-10-45, requires that noncontrolling interests be presented as a component of consolidated stockholders' equity and eliminates "minority interest accounting" such that the amount of net income attributable to the noncontrolling interests will be presented as part of consolidated net income on the consolidated statements of operations. See Note 22—Cumulative Effect of Adoption of Accounting Principles for a summary of the impact of the adoption of this pronouncement on the Company's consolidated financial statements.

        FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled In Cash Upon Conversion (Including Partial Cash Settlement)," which was superseded by the FASB Codification and is now included in ASC 470, requires the initial proceeds from convertible debt that may be settled in cash to be bifurcated between a liability component and an equity component. The objective of the guidance is to require the liability and equity components of convertible debt to be separately

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

2. Summary of Significant Accounting Policies: (Continued)

accounted for in a manner such that the interest expense recorded on the convertible debt would not equal the contractual rate of interest on the convertible debt, but instead would be recorded at a rate that would reflect the issuer's conventional non-convertible debt borrowing rate at the date of issuance. This is accomplished through the creation of a discount on the debt that would be accreted using the effective interest method as additional non-cash interest expense over the period the debt is expected to remain outstanding. See Note 22—Cumulative Effect of Adoption of Accounting Principles for a summary of the impact of the adoption of this pronouncement on the Company's consolidated financial statements.

        FSP EITF No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," which was superseded by the FASB Codification and is now included in ASC 260-10-45, provides that instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. See Note 22—Cumulative Effect of Adoption of Accounting Principles for a summary of the impact of the adoption of this pronouncement on the Company's consolidated financial statements.

        FSP SFAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," which was superseded by the FASB Codification and is now included in ASC 825-10-50, requires disclosures on a quarterly basis that provide qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The Company has provided these disclosures in Note 10—Mortgage Notes Payable and Note 11—Bank and Other Notes Payable.

        FSP SFAS No. 115-2 and SFAS No. 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," which was superseded by the FASB Codification and is now included in ASC 320-10-35, requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted:

        In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets—an amendment of FASB No. 140," which was superseded by the FASB Codification and is now included in ASC 860. ASC 860 removes the concept of a qualifying special-purpose entity and requires a transferor to consider all arrangements or agreements made contemporaneously with, or in contemplation of, a transfer of a financial asset in order to determine whether a transferor and all of the entities included in the transferor's financial statements being presented have surrendered control of the transferred financial asset. The Company is required to adopt this pronouncement prospectively starting January 1, 2010 and does not believe that this pronouncement will have a material impact on its results of operations or financial condition.

        In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)," which was superseded by the FASB Codification and is now included in ASC 810. The provision of ASC 810 provides guidance for determining whether an entity is the primary beneficiary in a variable interest entity. It also requires ongoing reassessments and additional disclosures about an entity's involvement in variable interest entities. The Company is required to adopt this pronouncement on

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

2. Summary of Significant Accounting Policies: (Continued)

January 1, 2010 and is currently evaluating the impact of the adoption of this pronouncement on its results of operations and financial condition.

3. Earnings per Share ("EPS"):

        The following table reconciles the numerator and denominator used in the computation of earnings per share for the three and nine months ended September 30, 2009 and 2008.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator
Income from continuing operations	$160,285	$3,412	$178,487	$32,115
Income (loss) from discontinued operations	4,086	986	(22,063)	103,976
Income attributable to noncontrolling interests	(21,533)	(925)	(21,306)	(20,994)

Net income attributable to the Company	142,838	3,473	135,118	115,097
Preferred dividends	—	(835)	—	(4,124)
Allocation of earnings to participating securities	(3,347)	(216)	(2,241)	(694)

Numerator for basic earnings per share—net income
available to common stockholders	139,491	2,422	132,877	110,279
Effect of assumed conversions:
Partnership units	—	386	—	19,051
Convertible non-participating preferred units	208	—	—	—

Numerator for diluted earnings per share—net income
available to common stockholders	$139,699	$2,808	$132,877	$129,330

Denominator
Denominator for basic earnings per share—weighted average number of common shares outstanding	79,496	74,931	77,898	73,688
Effect of dilutive securities:(1)
Partnership units(2)	—	12,493	—	12,528
Convertible non-participating preferred units(3)	198	—	—	—
Share and unit-based plans(4)	—	15	—	267

Denominator for diluted earnings per share—weighted average number of common shares outstanding	79,694	87,439	77,898	86,483

Earnings per common share—basic:
Income from continuing operations	$1.71	$0.02	$1.96	$0.29
Discontinued operations	0.04	0.01	(0.25)	1.21

Net income available to common stockholders	$1.75	$0.03	$1.71	$1.50

Earnings per common share—diluted:
Income from continuing operations	$1.71	$0.02	$1.96	$0.29
Discontinued operations	0.04	0.01	(0.25)	1.21

Net income available to common stockholders	$1.75	$0.03	$1.71	$1.50

(1)
The Senior Notes (See Note 11—Bank and Other Notes Payable) are excluded from diluted EPS for the three and nine months ended September 30, 2009 and 2008 as their effect would be antidilutive to net income available to common stockholders.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

3. Earnings per Share ("EPS"): (Continued)

  The then-outstanding convertible preferred stock (See Note 14—Cumulative Convertible Redeemable Preferred Stock) was convertible on a one-for-one basis for common stock. The convertible preferred stock was excluded from diluted EPS for the three and nine months ended September 30, 2008 as its effect would be antidilutive to net income available to common stockholders.

(2)
Diluted EPS excludes 11,852,494 and 11,735,942 partnership units for the three and nine months ended September 30, 2009, respectively, as their effect was antidilutive to net income available to common stockholders.

(3)
Diluted EPS excludes 194,000 convertible non-participating preferred units for the three months ended September 30, 2008 and excludes 195,000 and 215,000 convertible non-participating preferred units for the nine months ended September 30, 2009 and 2008, respectively, as their impact was antidilutive to net income available to common stockholders.

(4)
Diluted EPS excludes 1,166,334 of unexercised stock appreciation rights and 132,500 of unexercised stock options for the three and nine months ended September 30, 2009 as their effect was antidilutive to net income available to common stockholders.

        The noncontrolling interests of the Operating Partnership as reflected in the Company's consolidated statements of operations have been allocated for EPS calculations as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Income from continuing operations	$21,003	$784	$24,194	$5,886
Discontinued operations:
Gain (loss) on sale or write-down of assets	515	(137)	(3,017)	14,267
Income from discontinued operations	15	278	129	841

Total	$21,533	$925	$21,306	$20,994

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures:

        The following are the Company's investments in various joint ventures or properties jointly owned with third parties. The Company and Operating Partnership's interest in each joint venture as of September 30, 2009 is as follows:

Joint Venture	Ownership %(1)
Biltmore Shopping Center Partners LLC	50.0%
Camelback Colonnade SPE LLC	75.0%
Chandler Festival SPE LLC	50.0%
Chandler Gateway SPE LLC	50.0%
Chandler Village Center, LLC	50.0%
Coolidge Holding LLC	37.5%
Corte Madera Village, LLC	50.1%
Desert Sky Mall—Tenants in Common	50.0%
East Mesa Land, L.L.C.	50.0%
East Mesa Mall, L.L.C.—Superstition Springs Center	33.3%
FlatIron Property Holding,L.L.C.	25.0%
Jaren Associates #4	12.5%
Kierland Tower Lofts, LLC	15.0%
Macerich Northwestern Associates—Broadway Plaza	50.0%
Macerich SanTan Phase 2 SPE LLC—SanTan Village Power Center	34.9%
MetroRising AMS Holding LLC—Metrocenter Mall	15.0%
New River Associates—Arrowhead Towne Center	33.3%
North Bridge Chicago LLC	50.0%
NorthPark Land Partners, LP	50.0%
NorthPark Partners, LP	50.0%
One Scottsdale Investors LLC	50.0%
Pacific Premier Retail Trust	51.0%
PHXAZ/Kierland Commons, L.L.C.	24.5%
Propcor Associates	25.0%
Propcor II Associates, LLC—Boulevard Shops	50.0%
Queens Mall Limited Partnership	51.0%
Queens Mall Expansion Limited Partnership	51.0%
Scottsdale Fashion Square Partnership	50.0%
SDG Macerich Properties, L.P.	50.0%
The Market at Estrella Falls LLC	35.1%
Tysons Corner Holdings LLC	50.0%
Tysons Corner LLC	50.0%
Tysons Corner Property Holdings II LLC	50.0%
Tysons Corner Property Holdings LLC	50.0%
Tysons Corner Property LLC	50.0%
WM Inland, L.L.C.	50.0%
West Acres Development, LLP	19.0%
Westcor/Gilbert, L.L.C.	50.0%
Westcor/Queen Creek Commercial LLC	37.9%
Westcor/Queen Creek LLC	37.8%
Westcor/Queen Creek Medical LLC	37.7%
Westcor/Queen Creek Residential LLC	37.7%
Westcor/Surprise Auto Park LLC	33.3%
Westpen Associates	50.0%
Wilshire Building—Tenants in Common	30.0%
WM Ridgmar, L.P.	50.0%

(1)
The Company and Operating Partnership's ownership interest in this table reflects its legal ownership interest but may not reflect its economic interest since each joint venture has various agreements regarding cash flow, profits and losses, allocations, capital requirements and other matters.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

        The Company generally accounts for its investments in joint ventures using the equity method unless the Company has a controlling interest in the joint venture or is the primary beneficiary in a variable interest entity. Although the Company has a greater than 50% interest in Pacific Premier Retail Trust, Camelback Colonnade SPE LLC, Corte Madera Village, LLC, Queens Mall Limited Partnership and Queens Mall Expansion Limited Partnership, the Company shares management control with the partners in these joint ventures and, therefore, accounts for these joint ventures using the equity method of accounting.

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

        On December 19, 2008, the Company sold a fee and/or ground leasehold interest in three freestanding Mervyn's department stores to Pacific Premier Retail Trust, one of the Company's joint ventures, for $43,405, resulting in a gain on sale of assets of $1,511. The Company's pro rata share of the proceeds was used to pay down the Company's line of credit. See Mervyn's in Note 16—Acquisitions and in Note 17—Discontinued Operations.

        On July 30, 2009, the Company sold a 49% ownership interest in Queens Center to a third party for $152,654, resulting in a gain on sale of assets of $153,907. See Note 7—Property. The Company used the proceeds from the sale of the ownership interest in the property to pay down the Term Loan (see "Term Loan" in Note 11—Bank and Other Notes Payable) and for general corporate purposes. The results of Queens Center are included below for the period subsequent to the sale of the ownership interest.

        On September 3, 2009, the Company formed a joint venture with a third party whereby the Company sold a 75% interest in FlatIron Crossing. As part of this transaction, the Company issued three warrants for an aggregate of 1,250,000 shares of common stock of the Company (See Note 15—Stockholders' Equity). The Company received $123,750 in cash proceeds for the overall transaction, of which $8,068 was attributed to the warrants. The proceeds attributable to the interest sold exceeded the Company's carrying value in the interest sold by $28,720. However, due to certain contractual rights afforded to the buyer of the interest in FlatIron Crossing, the Company has only recognized a gain on sale of $2,654. The remaining net cash proceeds in excess of the Company's carrying value in the interest sold has been included in other accrued liabilities and will not be recognized until dissolution of the joint venture or disposition of the Company's or buyer's interest in the joint venture. The

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Company used the proceeds from the sale of the ownership interest to pay down the Term Loan and for general corporate purposes. The results of FlatIron Crossing are included below for the period subsequent to the sale of the ownership interest.

        Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.

Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures:

	September 30, 2009	December 31, 2008
Assets(1):
Properties, net	$5,312,813	$4,706,823
Other assets	509,814	531,976

Total assets	$5,822,627	$5,238,799

Liabilities and partners' capital(1):
Mortgage notes payable(2)	$4,803,054	$4,244,270
Other liabilities	225,248	215,975
Company's capital	384,922	434,504
Outside partners' capital	409,403	344,050

Total liabilities and partners' capital	$5,822,627	$5,238,799

Investment in unconsolidated joint ventures:
Company's capital	$384,922	$434,504
Basis adjustment(3)	601,599	579,426

Investments in unconsolidated joint ventures	$986,521	$1,013,930

Assets—Investments in unconsolidated joint ventures	$1,054,671	$1,094,845
Liabilities—Investments in unconsolidated joint ventures	(68,150)	(80,915)

	$986,521	$1,013,930

(1)
These amounts include the assets and liabilities of the following significant subsidiaries as of September 30, 2009 and December 31, 2008:

	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Tysons Corner LLC
As of September 30, 2009:
Total Assets	$855,958	$1,118,972	$323,575
Total Liabilities	$817,257	$1,039,695	$333,370
As of December 31, 2008:
Total Assets	$882,117	$1,148,831	$328,064
Total Liabilities	$823,550	$976,506	$333,307

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

(2)
Certain joint ventures have debt that could become recourse debt to the Company should the joint venture be unable to discharge the obligations of the related debt. As of September 30, 2009 and December 31, 2008, a total of $17,450 and $16,898, respectively, could become recourse debt to the Company.

  Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life ("NML") of $583,821 and $211,098 as of September 30, 2009 and December 31, 2008, respectively. NML is considered a related party because it is a joint venture partner with the Company in Macerich Northwestern Associates. Interest expense incurred on these borrowings amounted to $9,384 and $2,923 for the three months ended September 30, 2009 and 2008, respectively, and $16,895 and $7,082 for the nine months ended September 30, 2009 and 2008, respectively.

(3)
This represents the difference between the cost of an investment and the book value of the underlying equity of the joint venture. The Company is amortizing this difference into income on a straight-line basis, consistent with the lives of the underlying assets. The amortization of this difference was $2,319 and $2,040 for the three months ended September 30, 2009 and 2008, respectively, and $7,429 and $6,356 for the nine months ended September 30, 2009 and 2008, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Tysons Corner LLC	Other Joint Ventures	Total
Three Months Ended September 30, 2009
Revenues:
Minimum rents	$22,393	$34,087	$14,415	$81,922	$152,817
Percentage rents	911	1,154	298	3,924	6,287
Tenant recoveries	12,450	12,257	9,735	39,761	74,203
Other	838	1,088	616	6,728	9,270

Total revenues	36,592	48,586	25,064	132,335	242,577

Expenses:
Shopping center and operating expenses	14,261	13,729	7,923	48,826	84,739
Interest expense	11,768	13,159	3,923	34,342	63,192
Depreciation and amortization	7,918	9,294	4,482	27,391	49,085

Total operating expenses	33,947	36,182	16,328	110,559	197,016

Loss on sale of assets	—	—	—	(1,962)	(1,962)

Net income	$2,645	$12,404	$8,736	$19,814	$43,599

Company's equity in net income	$1,322	$6,359	$4,368	$7,116	$19,165

Three Months Ended September 30, 2008
Revenues:
Minimum rents	$22,772	$33,138	$14,116	$73,095	$143,121
Percentage rents	1,012	1,102	556	3,664	6,334
Tenant recoveries	12,899	13,085	9,531	33,988	69,503
Other	676	967	534	5,192	7,369

Total revenues	37,359	48,292	24,737	115,939	226,327

Expenses:
Shopping center and operating expenses	14,573	13,892	7,743	44,351	80,559
Interest expense	11,768	11,384	4,108	30,177	57,437
Depreciation and amortization	7,840	8,208	4,753	25,595	46,396

Total operating expenses	34,181	33,484	16,604	100,123	184,392

Gain on sale of assets	403	—	—	1,575	1,978

Net income	$3,581	$14,808	$8,133	$17,391	$43,913

Company's equity in net income	$1,790	$7,523	$4,066	$6,549	$19,928

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Tysons Corner LLC	Other Joint Ventures	Total
Nine Months Ended September 30, 2009
Revenues:
Minimum rents	$67,872	$98,888	$43,561	$219,638	$429,959
Percentage rents	2,155	2,571	680	7,192	12,598
Tenant recoveries	36,583	36,709	28,353	107,325	208,970
Other	2,524	3,058	1,501	16,527	23,610

Total revenues	109,134	141,226	74,095	350,682	675,137

Expenses:
Shopping center and operating expenses	42,228	40,698	23,627	132,116	238,669
Interest expense	34,925	37,838	11,885	90,079	174,727
Depreciation and amortization	22,942	27,136	13,436	79,690	143,204

Total operating expenses	100,095	105,672	48,948	301,885	556,600

Gain (loss) on sale of assets	44	—		(1,845)	(1,801)

Net income	$9,083	$35,554	$25,147	$46,952	$116,736

Company's equity in net income	$4,541	$18,133	$12,574	$14,399	$49,647

Nine Months Ended September 30, 2008
Revenues:
Minimum rents	$69,357	$97,121	$44,266	$212,051	$422,795
Percentage rents	2,543	2,805	1,677	8,581	15,606
Tenant recoveries	37,176	38,001	27,766	101,782	204,725
Other	2,653	3,161	1,507	34,580	41,901

Total revenues	111,729	141,088	75,216	356,994	685,027

Expenses:
Shopping center and operating expenses	44,311	40,355	22,953	125,675	233,294
Interest expense	35,028	34,278	12,350	88,490	170,146
Depreciation and amortization	22,998	24,129	14,033	75,059	136,219

Total operating expenses	102,337	98,762	49,336	289,224	539,659

Gain on sale of assets	389	—	—	16,361	16,750

Net income	$9,781	$42,326	$25,880	$84,131	$162,118

Company's equity in net income	$4,890	$21,526	$12,940	$27,816	$67,172

        Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

5. Derivative Instruments and Hedging Activities:

        The Company recognizes all derivatives in the consolidated financial statements and measures the derivatives at fair value. The Company uses interest rate swap and cap agreements (collectively, "interest rate agreements") in the normal course of business to manage or reduce its exposure to adverse fluctuations in interest rates. The Company designs its hedges to be effective in reducing the risk exposure that they are designated to hedge. Any instrument that meets the cash flow hedging criteria is formally designated as a cash flow hedge at the inception of the derivative contract. On an ongoing quarterly basis, the Company adjusts its balance sheet to reflect the current fair value of its derivatives. To the extent they are effective, changes in fair value of derivatives are recorded in comprehensive income. Ineffective portions, if any, are included in net income. No ineffectiveness was recorded in net income during the three or nine months ended September 30, 2009 or 2008. If any derivative instrument used for risk management does not meet the hedging criteria, it is marked-to-market each period in the consolidated statements of operations. As of September 30, 2009, one of the Company's derivative instruments was not designated as a cash flow hedge. Changes in the market value of this derivative instrument is recorded in the consolidated statements of operations. As of September 30, 2009, the Company's derivative instruments did not contain any credit risk related contingent features or collateral arrangements.

        The Company reclassified $0 and $285 for the three and nine months ended September 30, 2008, respectively, related to treasury rate lock transactions settled in prior years from accumulated other comprehensive income to earnings.

        Amounts paid (received) as a result of interest rate agreements are recorded as an addition (reduction) of interest expense. The Company recorded other comprehensive income related to the marking-to-market of interest rate agreements of $2,815 and $449 for the three months ended September 30, 2009 and 2008, respectively and $20,304 and $248 for the nine months ended September 30, 2009 and 2008, respectively. The amount expected to be reclassified to interest expense in the next 12 months is immaterial.

        The following derivatives were outstanding at September 30, 2009:

Property/Entity	Notional Amount	Product	Rate	Maturity	Fair Value
Panorama Mall(1)(2)	50,000	Cap	6.65%	3/1/2010	—
Paradise Valley Mall(2)	85,000	Cap	5.00%	9/12/2011	107
The Oaks(2)	150,000	Cap	6.25%	7/1/2010	—
The Operating Partnership(3)	450,000	Swap	4.80%	4/15/2010	(10,777)
The Operating Partnership(3)	400,000	Swap	5.08%	4/25/2011	(25,221)
Westside Pavilion(2)	175,000	Cap	5.50%	6/1/2010	—

(1)
Derivative is not designated as a hedge.

(2)
See additional disclosure in Note 10—Mortgage Notes Payable.

(3)
See additional disclosure in Note 11—Bank and Other Notes Payable.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

5. Derivative Instruments and Hedging Activities: (Continued)

	Asset Derivatives			Liability Derivatives
		September 30, 2009	December 31, 2008		September 30, 2009	December 31, 2008
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Interest rate cap agreements	Other assets	$107	$2	Other liabilities	$—	$—
Interest rate swap agreements	Other assets	—	—	Other liabilities	35,998	56,434

Total derivatives designated as hedging instruments		107	2		35,998	56,434

Derivatives not designated as hedging instruments
Interest rate cap agreements	Other assets	—	—	Other liabilities	—	—
Interest rate swap agreements	Other assets	—	—	Other liabilities	—	—

Total derivatives not designated as hedging instruments		—	—		—	—

Total derivatives		$107	$2		$35,998	$56,434

6. Fair Value:

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

        Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2009 and December 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

6. Fair Value: (Continued)

overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

        The following table presents certain of the Company's derivative instruments measured at fair value as of September 30, 2009:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Derivative instruments	$—	$107	$—	$107
Liabilities
Derivative instruments	—	35,998	—	35,998

7. Property:

        Property consists of the following:

	September 30, 2009	December 31, 2008
Land	$1,080,375	$1,135,013
Building improvements	4,638,867	5,190,049
Tenant improvements	324,614	327,877
Equipment and furnishings	106,218	101,991
Construction in progress	549,356	600,773

	6,699,430	7,355,703
Less accumulated depreciation	(1,007,152)	(984,384)

	$5,692,278	$6,371,319

        Depreciation expense was $51,356 and $48,308 for the three months ended September 30, 2009 and 2008, respectively, and $156,555 and $139,280 for the nine months ended September 30, 2009 and 2008, respectively.

        The Company recognized a gain (loss) on sale or write down of assets of $157,612 and ($4,217) for the three months ended September 30, 2009 and 2008, respectively, and $159,776 and ($3,054) for the nine months ended September 30, 2009 and 2008, respectively.

        The gain (loss) on sale or write down of assets includes a gain on the sale of land of $792 and $224 for the three months ended September 30, 2009 and 2008, respectively, and $3,599 and $1,387 for the nine months ended September 30, 2009 and 2008, respectively. The Company wrote off development costs of $592 and $1,235 for the three and nine months ended September 30, 2009,

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

7. Property: (Continued)

respectively. In addition, the Company wrote down $4,441 of assets related to Mervyn's for the three and nine months ended September 30, 2008.

        The gain on sale of assets also includes a gain on the sale of a 49% interest in Queens Center of $153,907 during the three and nine months ended September 30, 2009. In addition, the Company also recorded a gain of $2,654 on the sale of a 75% interest in FlatIron Crossing. See Note 4—Investment in Unconsolidated Joint Ventures.

8. Marketable Securities:

        Marketable Securities consists of the following:

	September 30, 2009	December 31, 2008
Government debt securities, at par value	$28,470	$29,108
Less discount	(931)	(1,165)

	27,539	27,943
Unrealized gain	2,993	4,347

Fair value	$30,532	$32,290

        Future contractual maturities of marketable securities at September 30, 2009 are as follows:

1 year or less	$1,299
2 to 5 years	27,171

$28,470

        The proceeds from maturities and interest receipts from the marketable securities are restricted to the service of the Greeley Note (See Note 11—Bank and Other Notes Payable). The Company accounts for its investments in marketable securities as held-to-maturity debt securities as the Company has the intent and the ability to hold these securities until maturity. Accordingly, investments in marketable securities are carried at their amortized cost. The discount on marketable securities is amortized into interest income on a straight-line basis over the term of the securities, which approximates the effective interest method.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

9. Deferred Charges And Other Assets, net:

        Deferred charges and other assets, net consists of the following:

	September 30, 2009	December 31, 2008
Leasing	$144,688	$139,374
Financing	48,006	54,256
Intangible assets:
In-place lease values	139,335	175,428
Leasing commissions and legal costs	48,377	57,832

	380,406	426,890
Less accumulated amortization(1)	(175,520)	(181,579)

	204,886	245,311
Other assets	80,231	94,351

	$285,117	$339,662

(1)
Accumulated amortization includes $95,390 and $104,600 relating to intangibles at September 30, 2009 and December 31, 2008, respectively. Amortization expense for intangible assets was $4,425 and $12,501 for the three months ended September 30, 2009 and 2008, respectively, and $16,071 and $29,740 for the nine months ended September 30, 2009 and 2008, respectively.

        The allocated values of above-market leases included in deferred charges and other assets, net, and below-market leases included in other accrued liabilities, consist of the following:

	September 30, 2009	December 31, 2008
Above-Market Leases
Original allocated value	$51,964	$71,808
Less accumulated amortization	(33,837)	(49,014)

	$18,127	$22,794

Below-Market Leases
Original allocated value	$125,014	$185,976
Less accumulated amortization	(71,431)	(108,197)

	$53,583	$77,779

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

10. Mortgage Notes Payable:

        Mortgage notes payable consists of the following:

	Carrying Amount of Mortgage Notes(a)
	September 30, 2009		December 31, 2008
Property Pledged as Collateral	Other	Related Party	Other	Related Party	Interest Rate	Monthly Payment(b)	Maturity Date
Capitola Mall	$—	$36,051	$—	$37,497	7.13%	380	2011
Cactus Power Center(c)	—	—	654		—	—	—
Carmel Plaza(d)	25,443	—	25,805	—	7.45%	202	2010
Chandler Fashion Center(e)	163,913		166,500	—	5.50%	435	2012
Chesterfield Towne Center(f)	52,819	—	54,111	—	9.07%	548	2024
Danbury Fair Mall	164,840	—	169,889	—	4.64%	1,225	2011
Deptford Mall	172,500	—	172,500	—	5.41%	778	2013
Deptford Mall	15,501	—	15,642	—	6.46%	101	2016
Fiesta Mall	84,000	—	84,000	—	4.98%	341	2015
Flagstaff Mall	37,000	—	37,000	—	5.03%	153	2015
FlatIron Crossing(g)	—	—	184,248	—	—	—	—
Freehold Raceway Mall(e)	167,118	—	171,726	—	4.68%	1,184	2011
Fresno Fashion Fair	84,017	84,018	84,706	84,705	6.76%	1,104	2015
Great Northern Mall	39,044	—	39,591	—	5.11%	234	2013
Hilton Village	8,560	—	8,547	—	5.27%	37	2012
La Cumbre Plaza(h)	30,000	—	30,000	—	1.62%	28	2009
Northridge Mall(i)	71,726	—	79,657	—	8.20%	453	2011
Oaks, The(j)	165,000	—	165,000	—	2.37%	284	2011
Oaks, The(k)	88,106	—	65,525	—	2.99%	176	2011
Pacific View	86,204	—	87,382	—	7.20%	602	2011
Panorama Mall(l)	50,000	—	50,000	—	1.31%	46	2010
Paradise Valley Mall(m)	85,000	—	20,259	—	6.30%	390	2012
Prescott Gateway	60,000	—	60,000	—	5.86%	289	2011
Promenade at Casa Grande(n)	86,617	—	97,209	—	1.74%	122	2010
Queens Center(o)	—	—	88,913	—	—	—	—
Queens Center(o)	—	—	106,657	106,657	—	—	—
Rimrock Mall	41,617	—	42,155	—	7.57%	320	2011
Salisbury, Center at	115,000	—	115,000	—	5.83%	555	2016
Santa Monica Place	76,974	—	77,888	—	7.79%	606	2010
SanTan Village Regional Center(p)	135,646	—	126,573	—	2.98%	287	2011
Shoppingtown Mall	41,805	—	43,040	—	5.01%	319	2011
South Plains Mall(q)	55,360	—	57,721	—	9.49%	454	2029
South Towne Center	89,126	—	89,915	—	6.39%	554	2015
Towne Mall	13,996	—	14,366	—	4.99%	100	2012
Tucson La Encantada	—	77,756	—	78,000	5.84%	363	2012
Twenty Ninth Street(r)	106,710	—	115,000	—	5.45%	467	2011
Valley River Center	120,000	—	120,000	—	5.59%	558	2016
Valley View Center	125,000	—	125,000	—	5.81%	596	2011
Victor Valley, Mall of(s)	100,000	—	100,000	—	2.16%	158	2011
Vintage Faire Mall	62,480	—	63,329	—	7.92%	508	2010
Westside Pavilion(t)	175,000	—	175,000	—	2.96%	330	2011
Wilton Mall	41,058	—	42,608	—	4.79%	349	2029

	$3,037,180	$197,825	$3,373,116	$306,859

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

10. Mortgage Notes Payable: (Continued)

  Debt premiums (discounts) consist of the following:

Property Pledged as Collateral	September 30, 2009	December 31, 2008
Danbury Fair Mall	$6,004	$9,166
Deptford Mall	(37)	(41)
Freehold Raceway Mall	6,365	8,940
Great Northern Mall	(116)	(137)
Hilton Village	(40)	(53)
Paradise Valley Mall	—	99
Shoppingtown Mall	1,838	2,648
Towne Mall	300	371
Wilton Mall	163	1,263

	$14,477	$22,256

(b)
This represents the monthly payment of principal and interest.

(c)
On September 4, 2009, the construction loan was paid off.

(d)
The loan was extended to May 1, 2010.

(e)
On September 30, 2009, 49.9% of the loan was assumed by an unrelated party in connection with entering into a co-venture arrangement with that unrelated party. See Note 12—Co-Venture Arrangement.

(f)
In addition to monthly principal and interest payments, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property's gross receipts exceeds a base amount. Contingent interest expense recognized was $0 and $86 for the three months ended September 30, 2009 and 2008, respectively and ($331) and $199 for the nine months ended September 30, 2009 and 2008, respectively.

(g)
On September 3, 2009, 75.0% of the loan was assumed by an unrelated party in connection with the sale of a 75.0% interest of the underlying property to that party. See Note 4—Investments in Unconsolidated Joint Ventures.

(h)
The loan bears interest at LIBOR plus 0.88%. The Company is currently negotiating to extend this loan. At September 30, 2009 and December 31, 2008, the total interest rate was 1.62% and 2.58%, respectively.

(i)
On June 1, 2009, the Company extended the loan until January 1, 2011 at an interest rate of 8.20%.

(j)
The loan bears interest at LIBOR plus 1.75% and matures on July 10, 2011 with two one-year extension options. At September 30, 2009 and December 31, 2008, the total interest rate was 2.37% and 3.48%, respectively. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 6.25% over the loan term. See Note 5—Derivative Instruments and Hedging Activities.

(k)
The construction loan allows for total borrowings of up to $135,000, bears interest at LIBOR plus a spread of 1.75% to 2.10%, depending on certain conditions and matures on July 10, 2011, with two one-year extension options. At September 30, 2009 and December 31, 2008, the total interest rate was 2.99% and 4.24%, respectively.

(l)
The loan bears interest at LIBOR plus 0.85% and matures on February 28, 2010, with a one-year extension option. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 6.65%. See Note 5—Derivative Instruments and Hedging Activities. At September 30, 2009 and December 31, 2008, the total interest rate was 1.31% and 1.62%, respectively.

(m)
The previous loan was paid off in full on May 1, 2009. On August 31, 2009, the Company placed a new $85,000 loan on the property that bears interest at LIBOR plus 4.0% and matures on August 31, 2012 with two one-year extension options.

(n)
The loan bears interest at LIBOR plus a spread of 1.20% to 1.40%, depending on certain conditions. The loan matures on August 16, 2010, with a one-year extension option, subject to provisions of the loan agreement. At September 30, 2009 and December 31, 2008, the total interest rate was 1.74% and 3.35%, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

10. Mortgage Notes Payable: (Continued)

(o)
On July 30, 2009, 49% of the loan was assumed by an unrelated party in connection with the sale of a 49% interest of the underlying property to that party. See Note 4—Investments in Unconsolidated Joint Ventures.

(p)
The construction loan on the property allows for total borrowings of up to $150,000 and bears interest at LIBOR plus a spread of 2.10% to 2.25%, depending on certain conditions. The loan matures on June 13, 2011, with two one-year extension options. At September 30, 2009 and December 31, 2008, the total interest rate was 2.98% and 3.91%, respectively.

(q)
On March 1, 2009, the interest rate on the loan increased from 7.49% to 9.49% and the loan was extended until March 1, 2029.

(r)
On March 25, 2009, the loan agreement was modified to bear interest at LIBOR plus 3.40% and matures on June 5, 2011, with a one-year extension option. At September 30, 2009 and December 31, 2008, the total interest rate was 5.45% and 2.20%, respectively.

(s)
The loan bears interest at LIBOR plus 1.60% and matures on May 6, 2011, with two one-year extension options. At September 30, 2009 and December 31, 2008, the total interest rate on the loan was 2.16% and 3.74%, respectively.

(t)
The loan bears interest at LIBOR plus 2.00% and matures on June 5, 2011, with two one-year extension options. At September 30, 2009 and December 31, 2008, the total interest rate on the loan was 2.96% and 4.07%, respectively. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 5.50% until June 1, 2010. See Note 5—Derivative Instruments and Hedging Activities.

        Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

        The Company expects all 2009 loan maturities will be refinanced, extended and/or paid-off from the Company's line of credit.

        Total interest expense capitalized was $5,400 and $10,421 for the three months ended September 30, 2009 and 2008, respectively, and $15,223 and $26,058 for the nine months ended September 30, 2009 and 2008, respectively.

        Related party mortgage notes payable are amounts due to affiliates of NML. See Note 19—Related Party Transactions, for interest expense associated with loans from NML.

        The fair value of mortgage notes payable at September 30, 2009 and December 31, 2008 was $2,927,402 and $3,529,762, respectively, based on current interest rates for comparable loans. The method for computing fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

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

        The Company purchased two capped calls ("Capped Calls") from affiliates of the initial purchasers of the Senior Notes that effectively increased the conversion price to approximately $130.06 per common share, which represents a 40% premium to the March 12, 2007 closing price of $92.90 per common share of the Company. The Capped Calls are expected to generally reduce the potential dilution upon exchange of the Senior Notes in the event the market value per share of the Company's common stock, as measured under the terms of the relevant settlement date, is greater than the strike price of the Capped Calls. If, however, the market value per share of the Company's common stock exceeds $130.06 per common share, then the dilution mitigation under the Capped Calls will be capped, which means there would be dilution from exchange of the Senior Notes to the extent that the market value per share of the Company's common stock exceeds $130.06.

        During the nine months ended September 30, 2009, the Company repurchased and retired $89,065 of the Senior Notes for $54,135 and recorded a gain on extinguishment of $29,801. The repurchase was funded by borrowings under the Company's line of credit.

        The carrying value of the Senior Notes at September 30, 2009 and December 31, 2008 was $611,519 and $687,654, respectively, which included an unamortized discount of $26,581 and $39,511, respectively. As of September 30, 2009 and December 31, 2008, the effective interest rate was 5.41%. The fair value of the Senior Notes at September 30, 2009 and December 31, 2008 was $575,885 and $379,435, respectively, based on the quoted market price on each date.

Line of Credit:

        The Company has a $1,500,000 revolving line of credit that matures on April 25, 2010 with a one-year extension option. The interest rate fluctuates from LIBOR plus 0.75% to LIBOR plus 1.10% depending on the Company's overall leverage. The Company has an existing interest rate swap agreement that effectively fixed the interest rate on $400,000 of the outstanding balance of the line of credit at 6.23% until April 25, 2011. Concurrent with the payoff of the Term Loan, the Company applied the interest payments associated with the interest rate swap agreement from that loan to a portion of the outstanding line of credit balance. As a result, the interest rate swap agreement from the Term Loan effectively fixed the interest rate on $450,000 of the outstanding balance of the line of credit at 6.30% until April 25, 2010. See Note 5—Derivative Instruments and Hedging Activities.

        As of September 30, 2009 and December 31, 2008, borrowings outstanding were $1,095,000 and $1,099,500, at an average interest rate, excluding the $850,000 swapped portion, of 3.83% and 3.19%, respectively. The fair value of the Company's line of credit at September 30, 2009 and December 31,

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

11. Bank and Other Notes Payable: (Continued)

2008 was $1,084,388 and $1,067,631, respectively, based on a present value model using current interest rate spreads offered to the Company for comparable debt.

Term Loan:

        The Company had a five-year term loan that bore interest at LIBOR plus 1.50%. The loan had a balance of $446,250 at December 31, 2008. Concurrent with the payoff of this loan during the three months ended September 30, 2009, the Company applied the interest payments associated with the interest rate swap agreement from this loan to a portion of the outstanding line of credit balance.

Greeley Note:

        On July 27, 2006, concurrent with the sale of Greeley Mall, the Company provided marketable securities to replace Greeley Mall as collateral for the mortgage note payable on the property (See Note 8—Marketable Securities). As a result of this transaction, the debt was reclassified to bank and other notes payable. This note bears interest at an effective rate of 6.34% and matures in September 2013. As of September 30, 2009 and December 31, 2008, the note had a balance outstanding of $26,529 and $27,038, respectively. The fair value of the note at September 30, 2009 and December 31, 2008 was $19,794 and $19,074, respectively, based on current interest rates for comparable loans. The method for computing fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

        As of September 30, 2009 and December 31, 2008, the Company was in compliance with all applicable loan covenants under its debt agreements.

12. Co-Venture Arrangement:

        On September 30, 2009, the Company formed a joint venture with Heitman, a Chicago-based real estate management firm, whereby Heitman acquired a 49.9% interest in Freehold Raceway Mall and Chandler Fashion Center. As part of this transaction, the Company issued a warrant in favor of a Heitman entity to purchase 935,358 shares of common stock of the Company at an exercise price of $46.68 per share. See "Warrants" in Note 15—Stockholders' Equity. The Company received approximately $174,650 in cash proceeds for the overall transaction, of which $6,496 was attributed to the warrants. The Company used the proceeds from this transaction to pay down the line of credit.

        As a result of the Company having certain rights under the agreement to repurchase the assets after the seventh year of the venture formation, the transaction did not qualify for sale treatment. The Company, however, is not obligated to repurchase the assets. The transaction has been accounted for as a profit-sharing arrangement, and accordingly the assets, liabilities and operations of the properties remain on the books of the Company and a co-venture obligation has been established for the amount of $168,154, representing the net cash proceeds received from Heitman less costs allocated to the warrant.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

13. Noncontrolling Interests:

        The Company allocates net income to the Operating Partnership based on the weighted average ownership interest during the period. The 13% limited partnership interest of the Operating Partnership not owned by the Company at September 30, 2009 is reflected in these consolidated financial statements as permanent equity.

        The interests in the Operating Partnership are known as OP Units. OP Units not held by the Company are redeemable at the election of the holder, and the Company may redeem them for the Company's stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the ten trading days ending on the respective balance sheet date. Accordingly, as of September 30, 2009 and December 31, 2008, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $384,162 and $227,091, respectively.

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

15. Stockholders' Equity:

Authorized Shares:

        On June 8, 2009, the Company amended its articles of incorporation to increase the number of common shares authorized from 145,000,000 common shares to 250,000,000 common shares.

Stock Dividends:

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

        On September 21, 2009, the Company issued 1,658,023 common shares to its common stockholders and OP Unit holders in connection with a declaration of a quarterly dividend of $0.60 per share of common stock on August 12, 2009, consisting of a combination of cash and shares of the Company's common stock. The cash component of the dividend (not including cash paid in lieu of fractional shares) was 10% in the aggregate, or $0.06 per share, with the balance paid in shares of the Company's common stock.

        In accordance with the provisions of Internal Revenue Service Revenue Procedure 2009-15, stockholders were asked to make an election to receive the dividends all in cash or all in shares. To the extent that more than 10% of cash was elected in the aggregate, the cash portion was prorated. Stockholders who elected to receive the dividends in cash received a cash payment of at least $0.06 per share. Stockholders who did not make an election received 10% in cash and 90% in shares of common stock. The number of shares issued on June 22, 2009 as a result of the dividend was calculated based on the volume weighted average trading prices of the Company's common stock on the New York Stock Exchange on June 10, 2009 through June 12, 2009 of $19.9927. The number of shares issued on September 21, 2009 as a result of the dividend was calculated based on the volume weighted average trading prices of the Company's common stock on the New York Stock Exchange on September 9, 2009 through September 11, 2009 of $28.5100.

        The Company has elected to account for the stock portion of its distributions as stock issuances as opposed to a stock dividend. Accordingly, the impact of the shares issued is reflected in the Company's earnings per share calculation on a prospective basis. The issuance of the stock dividend resulted in a

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

15. Stockholders' Equity: (Continued)

reduction of $0.01 and $0.03 on both basic and diluted earnings per share for the three and nine months ended September 30, 2009.

Warrants:

        On September 3, 2009, the Company issued three warrants in connection with the sale of a 75% ownership interest in FlatIron Crossing. See Note 4—Investments in Unconsolidated Joint Ventures. The warrants provide for a purchase in the aggregate of 1,250,000 shares of the Company's common stock. The warrants were valued at $8,068 and recorded as a credit to additional paid-in capital. Each warrant has a three-year term and was immediately exercisable upon its issuance, has an exercise price of approximately $30.62 per share until September 3, 2011 and an exercise price of approximately $34.79 from September 4, 2011 until September 3, 2012, with such prices subject to anti-dilutive adjustments. The warrants allow for either gross or net issue settlement at the option of the warrant holder. In the event that the warrant holder elects a net issue settlement, the Company may elect to settle the warrants in cash or shares. In addition, the Company has entered into registration rights agreements with the warrant holders requiring the Company to provide certain registration rights regarding the resale of shares of common stock underlying each warrant.

        On September 30, 2009, the Company issued a warrant in connection with its formation of a co-venture to own and operate Freehold Raceway Mall and Chandler Fashion Center. See Note 12—Co-Venture Arrangement. The warrant provides for the purchase of 935,358 shares of the Company's common stock. The warrant was valued at $6,496 and recorded as a credit to additional paid-in capital. The warrant was immediately exercisable upon its issuance and will expire 30 days after the refinancing or repayment of each loan encumbering the Centers has closed. The warrant has an exercise price of $46.68 per share, with such price subject to anti-dilutive adjustments. The warrant allows for either gross or net issue settlement at the option of the warrant holder. In the event that the warrant holder elects a net issue settlement, the Company may elect to settle the warrant in cash or shares; provided, however, that in the event the Company elects to deliver cash, the holder may elect to instead have the exercise of the warrant satisfied in shares. In addition, the Company has entered into a registration rights agreement with the warrant holders requiring the Company to provide certain registration rights regarding the resale of shares of common stock underlying the warrant.

        The issuance of the warrants was exempt from registration under the Securities Act of 1933, as amended ("Securities Act"), pursuant to Section 4(2) of the Securities Act. Each investor represented that it was an accredited investor, as defined in Rule 501 of Regulation D, and that it was acquiring the securities for its own account, not as nominee or agent, and not with a view to the resale or distribution of any part thereof in violation of the Securities Act.

16. Acquisitions:

        The Company has completed the following acquisitions:

Mervyn's:

        On December 17, 2007, the Company purchased a portfolio of ground leasehold and/or fee simple interests in 39 Mervyn's department stores for $400,160. The Company purchased an additional ground

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

16. Acquisitions: (Continued)

leasehold interest on January 31, 2008 for $13,182 and a fee simple interest on February 29, 2008 for $19,338. All of the purchased properties are located in the southwest United States. The purchase price was funded by cash and borrowings under the Company's line of credit. Concurrent with each acquisition, the Company entered into individual agreements to lease back the properties to Mervyn's for terms of 14 to 20 years. In connection with the acquisition of the Mervyn's portfolio, the Company recorded intangible assets of $110.7 million and intangible liabilities of $59.0 million. The results of operations include these properties since the acquisition date.

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

17. Discontinued Operations:

        The following operations were recently discontinued:

Mervyn's:

        In July 2008, Mervyn's filed for bankruptcy protection and in October 2008 announced its plans to liquidate all merchandise, auction its store leases and wind down its business. The Company had 45 former Mervyn's stores in its portfolio. The Company owned the ground leasehold and/or fee simple interest in 44 of those stores and the remaining store was owned by a third party but was located at one of the Centers.

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

(Unaudited)

17. Discontinued Operations: (Continued)

        On December 19, 2008, the Company sold a fee and/or ground leasehold interest in three freestanding Mervyn's department stores to Pacific Premier Retail Trust, one of the Company's joint ventures, for $43,405, resulting in a gain on sale of assets of $1,511. The Company's pro rata share of the proceeds was used to pay down the Company's line of credit.

        In June 2009, the Company recorded an impairment charge of $25,958, as it relates to the fee and/or ground leasehold interests in five former Mervyn's stores due to the anticipated loss on the sale of these properties in July 2009. The Company subsequently sold the properties during the third quarter for $52,689 in total proceeds, resulting in an additional $403 loss related to transaction costs. The Company used the proceeds from the sales to pay down the Company's Term loan and for general corporate purposes.

        On September 29, 2009, the Company sold a leasehold interest in a former Mervyn's location for $4,510, resulting in a gain on sale of $4,197. The Company used the proceeds from the sale to pay down the Company's line of credit and for general corporate purposes.

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

Other Dispositions:

        In June 2009, the Company recorded an impairment charge of $1,037, as it related to the anticipated loss on the sale of Village Center, a 170,801 square foot urban village property, in July 2009. The Company subsequently sold the property on July 14, 2009 for $11,912 in total proceeds, resulting in a gain of $172 related to a change in estimate in transaction costs. The Company used the proceeds from the sale to pay down the Term loan and for general corporate purposes.

        The Company has classified the results of operations and gain or loss on sale for the three and nine months ended September 30, 2009 and 2008 for all of the above dispositions as discontinued operations.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

17. Discontinued Operations: (Continued)

        Revenues and income from discontinued operations consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Scottsdale/101	$—	$—	$—	$10
Holiday Village	—	—	—	338
Great Falls Marketplace	—	—	—	(21)
Mervyn's	369	3,117	2,938	9,155
Village Center	(2)	429	925	1,463

	$367	$3,546	$3,863	$10,945

Income from discontinued operations:
Scottsdale/101	$—	$(1)	$(8)	$(2)
Holiday Village	—	—	(9)	338
Great Falls Marketplace	—	—	—	(33)
Mervyn's	77	1,759	591	5,179
Village Center	41	189	408	305

	$118	$1,947	$982	$5,787

18. Commitments and Contingencies:

        The Company has certain properties subject to non-cancelable operating ground leases. The leases expire at various times through 2107, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined in the lease. Ground rent expenses were $2,015 and $1,821 for the three months ended September 30, 2009 and 2008, respectively and $6,102 and $5,456 for the nine months ended September 30, 2009 and 2008, respectively. No contingent rent was incurred during the three or nine months ended September 30, 2009 and 2008.

        As of September 30, 2009 and December 31, 2008, the Company was contingently liable for $26,302 and $19,699, respectively, in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company. In addition, the Company has a $24,000 letter of credit that serves as collateral for a liability assumed in the acquisition of a property.

        The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the agreement. At September 30, 2009, the Company had $76,202 in outstanding obligations under these construction agreements which it believes will be settled in 2009.

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

        The following are fees charged to unconsolidated joint ventures and third-party managed properties:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Management Fees
MMC	$3,547	$3,083	$9,450	$8,968
Westcor Management Companies	1,904	2,019	5,769	5,734
Wilmorite Management Companies	427	433	1,254	1,266

	$5,878	$5,535	$16,473	$15,968

Development and Leasing Fees
MMC	$156	$261	$1,717	$456
Westcor Management Companies	1,386	2,207	3,711	6,808
Wilmorite Management Companies	251	438	776	1,314

	$1,793	$2,906	$6,204	$8,578

        Certain mortgage notes on the properties are held by NML (See Note 10—Mortgage Notes Payable). Interest expense in connection with these notes was $4,405 and $5,002 for the three months ended September 30, 2009 and 2008, respectively, and $16,449 and $12,381 for the nine months ended September 30, 2009 and 2008, respectively. Included in accounts payable and accrued expenses is interest payable to these partners of $938 and $1,609 at September 30, 2009 and December 31, 2008, respectively.

        As of September 30, 2009 and December 31, 2008, the Company had loans to unconsolidated joint ventures of $1,236 and $932, respectively. Interest income associated with these notes was $11 and $10 for the three months ended September 30, 2009 and 2008, respectively, and $24 and $31 for the nine months ended September 30, 2009 and 2008, respectively. These loans represent initial funds advanced for development stage projects prior to construction loan funding. Correspondingly, loan payables in the same amount have been accrued as an obligation by the various joint ventures.

        Due from affiliates of $9,870 and $9,124 at September 30, 2009 and December 31, 2008, respectively, represents unreimbursed costs and fees due from unconsolidated joint ventures under management agreements.

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

        The Company records compensation expense on a straight-line basis for awards, with the exception of the market-indexed awards granted under the Long-Term Incentive Plan ("LTIP"). The following summarizes the compensation cost under the share and unit-based plans:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
LTIP units	$916	$1,416	$2,883	$4,401
Stock awards	1,568	2,812	5,261	8,805
Stock units	954	—	2,168	—
Stock options	150	150	445	446
Stock appreciation rights ("SARs")	749	805	2,117	1,819
Phantom stock units	166	162	487	490

	$4,503	$5,345	$13,361	$15,961

        The Company capitalized share and unit-based compensation costs of $3,768 and $2,636 for the three months ended September 30, 2009 and 2008, respectively, and $7,642 and $7,559 for the nine months ended September 30, 2009 and 2008, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

20. Share and Unit-Based Plans: (Continued)

        The following table summarizes the activity of the other non-vested share and unit based plans:

	LTIP Units		Stock Awards		Phantom Stock		SARs
	Units	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance at January 1, 2009	299,350	$57.02	275,181	$74.68	3,209	$83.88	1,228,384	$7.68
Granted	—	—	6,500	8.21	22,369	12.79	29,000	1.17
Vested	(46,410)	65.29	(151,829)	76.34	(24,717)	19.71	(91,050)	7.68
Forfeited	—	—	(460)	70.19	—	—	—	—

Balance at September 30, 2009	252,940	$55.50	129,392	$69.41	861	$83.88	1,166,334	$7.51

21. Income Taxes:

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

21. Income Taxes: (Continued)

        The income tax benefit (provision) of the TRSs is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Current	$89	$—	$—	$—
Deferred	(391)	362	878	750

Total income tax (provision) benefit	$(302)	$362	$878	$750

        Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred tax assets and liabilities of the TRSs relate primarily to differences in the book and tax bases of property and to operating loss carryforwards for federal and state income tax purposes. A valuation allowance for deferred tax assets is provided if the Company believes it is more likely than not that all or some portion of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent on the Company generating sufficient taxable income in future periods. The net operating loss carryforwards are currently scheduled to expire through 2028, beginning in 2012. Net deferred tax assets of $6,188 and $13,830 were included in deferred charges and other assets, net at September 30, 2009 and December 31, 2008, respectively.

        The tax years 2006-2008 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefit will materially change within the next 12 months.

22. Cumulative Effect of Adoption of Accounting Principles:

Retrospective Adjustments Related to Convertible Debt:

        On January 1, 2009, the Company adopted new accounting pronouncements that impacted the accounting for the Company's Senior Notes. Under these new accounting provisions the Company was required to retrospectively allocate the initial proceeds from the issuance of the Senior Notes between a liability component and an equity component based on the fair value calculated based on the present value of contractual cash flows discounted at an appropriate comparable non-convertible debt borrowing rate at the date of issuance of the Senior Notes. As a result, the Company allocated $869,351 of the initial $940,500 proceeds to the liability component and the remaining $71,149 of proceeds to the equity component at the date of issuance of the Senior Notes.

Retrospective Adjustments Related to Noncontrolling Interests:

        On January 1, 2009, the Company adopted new accounting pronouncements that require the noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be included within consolidated net

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

22. Cumulative Effect of Adoption of Accounting Principles: (Continued)

income. The new pronouncements also require consistency in the manner of reporting changes in the parent's ownership interest and require fair value measurement of any noncontrolling equity investment retained in a deconsolidation.

        As a result of the adoption, the Company classified its redeemable equity interest in one of its consolidated joint ventures as temporary equity due to the possibility that the Company could be required to redeem this interest for cash upon the occurrence of certain events outside the control of the Company. The carrying amount of the redeemable equity interest is equal to its liquidation value, which is the amount payable upon the occurrence of such event.

        In addition, the Company reclassified the OP Units and the common and preferred units of MACWH, LP to permanent equity. The OP Units and the common and preferred units of MACWH, LP are redeemable at the election of the holder and the Company may redeem them for cash or shares of stock of the Company at the Company's election. In addition, the Company reclassified outside ownership interests in various consolidated joint ventures to permanent equity.

        Further, as a result of the adoption, net income attributable to noncontrolling interests is now excluded from the determination of consolidated net income. In addition, the individual components of other comprehensive income are now presented in the aggregate, with the portion attributable to noncontrolling interests deducted from comprehensive income attributable to common stockholders. Corresponding changes have also been made to the accompanying consolidated statements of cash flows.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

22. Cumulative Effect of Adoption of Accounting Principles: (Continued)

        The following is a summary of the impact of adoption of these standards on the financial statements of prior periods and includes reclassifications relating to discontinued operations (See Note 17—Discontinued Operations):

	As Previously Reported	Adjustments for Convertible Debt	Reclassification Adjustments(1)	As Adjusted
Consolidated Statement of Operations for the three months ended September 30, 2008
Revenues:
Minimum rents	$133,985	$—	$(2,902)	$131,083
Tenant recoveries	70,059	—	(642)	69,417
Other	7,388	—	(2)	7,386
Total revenues	225,807	—	(3,546)	222,261
Expenses:
Shopping center and operating expenses	74,098	—	(897)	73,201
REIT general and administrative expenses	2,881	—	2	2,883
Depreciation and amortization	66,637	—	(700)	65,937
Interest expense:
Other	65,304	3,581	—	68,885
Total expenses	232,936	3,581	(1,595)	234,922
Loss on sale or write down of assets	(5,124)	—	907	(4,217)
Income from continuing operations	8,037	(3,581)	(1,044)	3,412
Discontinued operations:
Loss on sale of assets	(54)	—	(907)	(961)
(Loss) income from discontinued operations	(2)	—	1,949	1,947
Total (loss) income from discontinued operations	(56)	—	1,042	986
Net income	7,981	(3,581)	(2)	4,398
Less net income attributable to noncontrolling interests	1,483	(556)	(2)	925
Net income attributable to the Company	6,498	(3,025)	—	3,473
Net income available to common stockholders	5,663	(3,025)	—	2,638
Earnings per common share attributable to Company—basic:
Income from continuing operations	0.08	(0.05)	(0.01)	0.02
Discontinued operations	—	—	0.01	0.01
Net income available to common stockholders	0.08	(0.05)	—	0.03
Earnings per common share attributable to Company—diluted:
Income from continuing operations	0.08	(0.05)	(0.01)	0.02
Discontinued operations	—	—	0.01	0.01
Net income available to common stockholders	0.08	(0.05)	—	0.03

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

22. Cumulative Effect of Adoption of Accounting Principles: (Continued)

	As Previously Reported	Adjustments for Convertible Debt	Reclassification Adjustments(1)	As Adjusted
Consolidated Statement of Operations for the nine months ended September 30, 2008
Revenues:
Minimum rents	$396,745	$—	$(8,673)	$388,072
Tenant recoveries	204,977	—	(1,937)	203,040
Other	20,428	—	(8)	20,420
Total revenues	662,256	—	(10,618)	651,638
Expenses:
Shopping center and operating expenses	214,382	—	(2,702)	211,680
Depreciation and amortization	185,538	—	(2,431)	183,107
Interest expense:
Other	197,258	10,661	(1)	207,918
Total expenses	678,864	10,661	(5,134)	684,391
Loss on sale or write down of assets	(3,961)	—	907	(3,054)
Income from continuing operations	47,353	(10,661)	(4,577)	32,115
Discontinued operations:
Gain on sale of assets	99,096	—	(907)	98,189
Income from discontinued operations	303	—	5,484	5,787
Total income from discontinued operations	99,399	—	4,577	103,976
Net income	146,752	(10,661)	—	136,091
Less net income attributable to noncontrolling interests	22,543	(1,549)	—	20,994
Net income attributable to the Company	124,209	(9,112)	—	115,097
Net income available to common stockholders	120,085	(9,112)	—	110,973
Earnings per common share attributable to Company—basic:
Income from continuing operations	0.48	(0.13)	(0.06)	0.29
Discontinued operations	1.15	—	0.06	1.21
Net income available to common stockholders	1.63	(0.13)	—	1.50
Earnings per common share attributable to Company—diluted:
Income from continuing operations	0.48	(0.13)	(0.06)	0.29
Discontinued operations	1.15	—	0.06	1.21
Net income available to common stockholders	1.63	(0.13)	—	1.50

	As Previously Reported	Restatement Adjustment	Reclassification Adjustments(1)	As Restated
Consolidated Statement of Cash Flows for the nine months ended September 30, 2008
Net income	$124,209	$(10,661)	$22,543	$136,091
Amortization of net premium on mortgage and bank and other notes payable	(6,558)	10,661	—	4,103

(1)
Reclassification adjustments include the reclassifications of the results of operations of sold properties to discontinued operations and the adoptions of standards relating to noncontrolling interests.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

22. Cumulative Effect of Adoption of Accounting Principles: (Continued)

        The following is the pro forma impact for the three and nine months ended September 30, 2009 had the Company not adopted the new standard on convertible debt:

	Before Adoption	As Reported	Adjustment
Consolidated Statement of Operations for the three months ended September 30, 2009
Interest expense:
Other	$58,934	$61,374	$2,440
Gain on early extinguishment of debt	260	455	195
Total expenses	213,851	216,486	2,635
Income from continuing operations	162,920	160,285	(2,635)
Net income	167,006	164,371	(2,635)
Less net income attributable to noncontrolling interests	21,875	21,533	(342)
Net income attributable to the Company	145,131	142,838	(2,293)
Net income available to common stockholders	145,131	142,838	(2,293)
Earnings per common share attributable to Company—basic:
Income from continuing operations	1.74	1.71	(0.03)
Net income available to common stockholders	1.78	1.75	(0.03)
Earnings per common share attributable to Company—diluted:
Income from continuing operations	1.74	1.71	(0.03)
Net income available to common stockholders	1.78	1.75	(0.03)

	As Computed Before Adoption	As Reported	Adjustment
Consolidated Statement of Operations for the nine months ended September 30, 2009
Interest expense:
Other	$183,906	$191,182	$7,276
Gain on early extinguishment of debt	(33,158)	(29,145)	4,013
Total expenses	634,018	645,307	11,289
Income from continuing operations	189,776	178,487	(11,289)
Net income	167,713	156,424	(11,289)
Less net income attributable to noncontrolling interests	22,784	21,306	(1,478)
Net income attributable to the Company	144,929	135,118	(9,811)
Net income available to common stockholders	144,929	135,118	(9,811)
Earnings per common share attributable to Company—basic:
Income from continuing operations	2.10	1.96	(0.14)
Net income available to common stockholders	1.85	1.71	(0.14)
Earnings per common share attributable to Company—diluted:
Income from continuing operations	2.10	1.96	(0.14)
Net income available to common stockholders	1.85	1.71	(0.14)

23. Subsequent Events:

        On October 30, 2009, the Company announced a quarterly dividend of $0.60 per share of common stock, consisting of a combination of cash and shares of the Company's common stock. The dividend is payable on December 21, 2009 to stockholders of record at the close of business on November 12, 2009.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

23. Subsequent Events: (Continued)

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

        In accordance with the provisions of IRS Revenue Procedure 2009-15, stockholders will be asked to make an election to receive the dividend all in cash or all in shares. To the extent that more than 10% of cash is elected in the aggregate, the cash portion will be prorated. Stockholders who elect to receive the dividend in cash will receive a cash payment of at least $0.06 per share. Stockholders who do not make an election will receive 10% in cash and 90% in shares of common stock. The number of shares issued as a result of the dividend will be calculated based on the volume weighted average trading prices of the Company's common stock on the New York Stock Exchange on December 9, 2009 through December 11, 2009.

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

        On October 27, 2009, the Company completed an offering of 12,000,000 newly issued shares of its common stock, as well as the closing of the underwriters' over-allotment option to purchase an additional 1,800,000 shares of common stock. The net proceeds of the offering, after giving effect to the issuance and sale of all 13,800,000 shares of common stock at an initial price to the public of $29.00 per share, were approximately $384,192 after deducting underwriting discounts and commissions. The Company used the net proceeds of the offering to pay down the line of credit.

        The Company evaluated activity through November 6, 2009 (the issue date of these Consolidated Financial Statements) and concluded that no subsequent events other than the transactions noted above have occurred that would require recognition or additional disclosure.

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

Management's Overview and Summary

        The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P. ("Operating Partnership"). As of September 30, 2009, the Operating Partnership owned or had an ownership interest in 72 regional shopping centers and 19 community shopping centers totaling approximately 76 million square feet of gross leasable area. These 91 regional and community shopping centers are referred to hereinafter as the "Centers", unless the context otherwise requires. The Company is a self-administered and self-managed REIT and conducts all of its operations through the Operating Partnership and the Company's Management Companies.

        The following discussion is based primarily on the consolidated financial statements of the Company for the three and nine months ended September 30, 2009 and 2008. It compares the results of operations for the three months ended September 30, 2009 to the results of operations for the three months ended September 30, 2008 and the results of operations and cash flows for the nine months ended September 30, 2009 to the results of operations and cash flows for the nine months ended September 30, 2008. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

        Management's Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the adjustment of the consolidated statements of operations and cash flows for the three and nine months ended September 30, 2008 for the adoption of new accounting pronouncements (see Note 21—Cumulative Effect of Adoption of Accounting Principles of the Company's Consolidated Financial Statements).

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

Mervyn's:

        In July 2008, Mervyn's filed for bankruptcy protection and announced in October its plans to liquidate all merchandise, auction its store leases and wind down its business. The Company had 45 former Mervyn's stores in its portfolio. The Company owned the ground leasehold and/or fee simple interest in 44 of those stores and the remaining store was owned by a third party but is located at one of the Centers. In connection with the acquisition of the Mervyn's portfolio (See Note 16—Acquisitions of the Company's Consolidated Financial Statements), the Company recorded intangible assets of $110.7 million and intangible liabilities of $59.0 million.

        In September 2008, the Company recorded a write-down of $5.2 million due to the anticipated rejection of six of the Company's leases by Mervyn's. In addition, the Company terminated its former plan to sell the 29 Mervyn's stores located at shopping centers not owned or managed by the Company. (See Note 17—Discontinued Operations of the Company's Consolidated Financial Statements). The Company's decision was based on current conditions in the credit market and the assumption that a better return could be obtained by holding and operating the assets. As a result of the change in plans to sell, the Company recorded a loss of $5.3 million in order to adjust the carrying value of these assets for depreciation expense that otherwise would have been recognized had these assets been continuously classified as held and used.

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

        In June 2009, the Company recorded an impairment charge of $26.0 million, as it relates to the fee and/or ground leasehold interests in five former Mervyn's stores due to the anticipated loss on the sale of these properties in July 2009. The Company subsequently sold the properties during the third quarter for $52.7 million in total proceeds, resulting in an additional $0.4 million loss related to transaction costs. The Company used the proceeds from the sales to pay down the Company's term loan and for general corporate purposes.

        On September 29, 2009, the Company sold a leasehold interest in a former Mervyn's store for $4.5 million, resulting in a gain on sale of $4.2 million. The Company used the proceeds from the sale to pay down the Company's line of credit and for general corporate purposes.

        The Mervyn's stores acquired in 2007 and 2008 are referred to herein as the "Mervyn's Properties."

Other Transactions:

        On July 30, 2009, the Company sold a 49% ownership interest in Queens Center to a third party for approximately $152.7 million, resulting in a gain on sale of assets of $153.9 million. The Company used the proceeds from the sale of the ownership interest in the property to pay down the Term Loan and for general corporate purposes. As of the date of the sale, the Company has accounted for the operations of Queens Center under the equity method of accounting.

        On September 3, 2009, the Company formed a joint venture with a third party, whereby the Company sold a 75% interest in FlatIron Crossing and received approximately $123.8 million in cash proceeds for the overall transaction. The Company used the proceeds from the sale of the ownership interest in the property to pay down the term loan and for general corporate purposes. As part of this transaction, the Company issued three warrants for an aggregate of 1,250,000 shares of common stock of the Company. (See Note 15—Stockholders' Equity in the Company's Notes to Consolidated Financial Statements). As of the date of the sale, the Company has accounted for the operations of FlatIron Crossing under the equity method of accounting.

        Queens Center and FlatIron Crossing are referred herein as the "Joint Venture Centers."

        On September 30, 2009, the Company formed a joint venture with a third party, whereby the third party acquired a 49.9% interest in Freehold Raceway Mall and Chandler Fashion Center. The Company received approximately $174.6 million in cash proceeds for the overall transaction. The Company used the proceeds from this transaction to pay down the Company's line of credit and for general corporate purposes. As part of this transaction, the Company issued a warrant for an aggregate of 935,358 shares of common stock of the Company. (See Note 15—Stockholders' Equity in the Company's Notes to Consolidated Financial Statements). The transaction has been accounted for as a profit-sharing arrangement, and accordingly the assets, liabilities and operations of the properties remain on the books of the Company and a co-venture obligation has been established for the amount of $168.2 million representing the net cash proceeds received from Heitman less costs allocated to the warrant.

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

Accounting for Acquisitions:

        The Company first determines the value of the land and buildings utilizing an "as if vacant" methodology. The Company then assigns a fair value to any debt assumed at acquisition. The balance of the purchase price is allocated to tenant improvements and identifiable intangible assets or liabilities. Tenant improvements represent the tangible assets associated with the existing leases valued on a fair market value basis at the acquisition date prorated over the remaining lease terms. The tenant improvements are classified as an asset under real estate investments and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases which come in three forms: (i) leasing commissions and legal costs, which represent the value associated with "cost avoidance" of acquiring in-place leases, such as lease commissions paid under terms generally experienced in the Company's markets; (ii) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the "assumed vacant" property to the occupancy level when purchased; and (iii) above- or below-market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks. Leasing commissions and legal costs are recorded in deferred charges and other assets and are amortized over the remaining lease terms. The value of in-place leases are recorded in deferred charges and other assets and amortized over the remaining lease terms plus an estimate of renewal of the acquired leases. Above- or below-market leases are classified in deferred charges and other assets or in other accrued liabilities, depending on whether the contractual terms are above or below market, and the asset or liability is amortized to minimum rents over the remaining terms of the leases.

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

Results of Operations

        Many of the variations in the results of operations, discussed below, occurred due to the transactions described above, including the 2008 Acquisition Property, the Mervyn's Properties, the Redevelopment Centers and the Joint Venture Centers. For the comparison of the three and nine months ended September 30, 2009 to the three and nine months ended September 30, 2008, the "Same Centers" include all consolidated Centers, excluding the 2008 Acquisition Property, the Mervyn's Properties, the Joint Venture Centers and the Redevelopment Centers.

        The "Redevelopment Centers" include The Oaks, Northgate Mall, Santa Monica Place and Shoppingtown Mall.

        Unconsolidated joint ventures are reflected using the equity method of accounting. The Company's pro rata share of the results from these Centers is reflected in the Consolidated Statements of Operations as equity in income from unconsolidated joint ventures.

Comparison of Three Months Ended September 30, 2009 and 2008

Revenues:

        Minimum and percentage rents (collectively referred to as "rental revenue") decreased by $11.8 million, or 8.7%, from 2008 to 2009. The decrease in rental revenue is attributed to a decrease of $11.0 million from the Joint Venture Centers, $3.8 million from the Mervyn's Properties and $1.1 million from the Same Centers, offset in part by an increase of $4.1 million from the Redevelopment Centers. The decrease in rental revenues from the Mervyn's Properties is due to the rejection of the leases by Mervyn's in 2008 offset in part by the assumption of 23 of the leases by Kohl's or Forever 21 in December 2008. The Company is currently seeking replacement tenants for the vacant Mervyn's spaces. If these spaces are not leased, this trend will continue throughout 2009.

        Rental revenue includes the amortization of above- and below-market leases, the amortization of straight-line rents and lease termination income. The amortization of above- and below-market leases decreased from $3.0 million in 2008 to $2.4 million in 2009. The amortization of straight-line rents increased from $2.0 million in 2008 to $2.6 million in 2009. Lease termination income increased from $2.5 million in 2008 to $8.5 million in 2009.

        Tenant recoveries decreased $9.6 million, or 13.8%, from 2008 to 2009. The decrease in tenant recoveries is attributed to a decrease of $4.5 million from the Same Centers, $4.3 million from the Joint Venture Centers and $1.5 million from the Mervyn's Properties offset in part by an increase of $0.7 million from the Redevelopment Centers. The decrease from Same Centers is due to a decrease of recoverable operating expenses, utilities and property taxes.

        Management Companies' revenues increased by $0.2 million from 2008 to 2009, primarily due to an increase in management fees from joint ventures and third-party managed properties.

Shopping Center and Operating Expenses:

        Shopping center and operating expenses decreased $8.2 million, or 11.3%, from 2008 to 2009. The decrease in shopping center and operating expenses is due to a decrease of $6.2 million from the Joint Venture Centers and $3.9 million from the Same Centers offset in part by an increase of $1.0 million from the Redevelopment Centers and $0.8 million from the Mervyn's Properties. The decrease from the Same Centers is due to decreases in recoverable operating expenses, utilities and property taxes.

Management Companies' Operating Expenses:

        The Management Companies' operating expenses decreased $2.6 million from 2008 to 2009 in connection with the implementation of the Company's workforce reduction plan in 2009.

REIT General and Administrative Expenses:

        REIT general and administrative expenses increased by $4.2 million from 2008 to 2009, primarily due to an increase in compensation expense in 2009 and $3.0 million relating to closing costs from the Chandler/Freehold transaction. (See "Other Transactions" in Management's Overview and Summary)

Depreciation and Amortization:

        Depreciation and amortization decreased $4.1 million from 2008 to 2009. The decrease in depreciation and amortization is primarily attributed to a decrease of $4.2 million from the Mervyn's Properties, $2.8 million from the Joint Venture Centers and $0.1 million from the 2008 Acquisition Property offset in part by an increase of $2.5 million from the Same Centers and $0.5 million from the Redevelopment Centers.

Interest Expense:

        Interest expense decreased $8.1 million from 2008 to 2009. The decrease in interest expense was primarily attributed to a decrease of $4.2 million from the Joint Venture Centers, $4.0 million from the convertible senior notes ("Senior Notes") and $3.2 million from the term loan offset in part by an increase of $2.6 million from the Redevelopment Centers, $0.6 million from the Same Centers and $0.1 million from borrowing on the Company's line of credit.

        The decrease in interest expense on the Senior Notes is due to the reduction of the Senior Notes outstanding from a weighted-average of $950.0 million in 2008 to $611.5 million in 2009 and the decrease in interest from the term loan is due to its pay off in July 2009.

        The above interest expense items are net of capitalized interest, which decreased from $10.4 million in 2008 to $5.4 million in 2009 primarily due to a decrease in interest rates and development spending.

Equity in Income of Unconsolidated Joint Ventures:

        The equity in income of unconsolidated joint ventures decreased $0.8 million from 2008 to 2009.

Gain (Loss) on Sale or Write Down of Assets:

        The Company recorded a gain on sale or write down of assets of $157.6 million in 2009 as compared to a loss on sale of assets of $4.2 million in 2008. The gain on sale or write down of assets in 2009 is primarily attributed to a $156.6 million gain from the sale of the ownership interests in the Joint Venture Centers. (See "Acquisitions and Dispositions" in Management's Overview and Summary).

Funds From Operations ("FFO"):

        Primarily as a result of the factors mentioned above, FFO—diluted decreased 10.0% from $98.5 million in 2008 to $88.7 million in 2009. For disclosure of net income, the most directly comparable GAAP financial measure, for the periods and a reconciliation of FFO and FFO—diluted to net income available to common stockholders, see "Funds from Operations."

Comparison of Nine Months Ended September 30, 2009 and 2008

Revenues:

        Rental revenue decreased by $21.2 million, or 5.3%, from 2008 to 2009. The decrease in rental revenue is attributed to a decrease of $11.9 million from the Mervyn's Properties, $10.8 million from the Joint Venture Centers and $6.2 million from the Same Centers, offset in part by an increase of $6.9 million from the Redevelopment Centers. The decrease in rental revenues from the Mervyn's Properties is due to the rejection of the leases by Mervyn's in 2008 offset in part by the assumption of 23 of the leases by Kohl's or Forever 21 in December 2008. The Company is currently seeking replacement tenants for the vacant Mervyn's spaces. If these spaces are not leased, this trend will continue throughout 2009.

        Rental revenue includes the amortization of above- and below-market leases, the amortization of straight-line rents and lease termination income. The amortization of above- and below-market leases decreased from $9.0 million in 2008 to $7.7 million in 2009. The amortization of straight-line rents decreased from $5.0 million in 2008 to $4.6 million in 2009. Lease termination income increased from $6.3 million in 2008 to $10.5 million in 2009.

        Tenant recoveries decreased $16.1 million, or 7.9%, from 2008 to 2009. The decrease in tenant recoveries is attributed to a decrease of $9.0 million from the Same Centers, $4.5 million from the Joint Venture Centers and $3.6 million from the Mervyn's Properties offset in part by an increase of $0.8 million from the Redevelopment Centers and $0.2 million from the 2008 Acquisition Property. The decrease from Same Centers is due to a decrease of recoverable operating expenses, utilities and property taxes.

        Management Companies' revenues decreased by $2.0 million from 2008 to 2009, primarily due to a decrease in leasing and development fees from joint ventures and third-party managed properties.

Shopping Center and Operating Expenses:

        Shopping center and operating expenses decreased $9.8 million, or 4.6%, from 2008 to 2009. The decrease in shopping center and operating expenses is due to a decrease of $7.5 million from the Same Centers and $5.2 million from the Joint Venture Centers offset in part by an increase of $1.4 from the Mervyn's Properties, $1.2 million from the Redevelopment Centers and $0.3 million from the 2008 Acquisition Property. The decrease at the Same Centers is primarily attributed to a decrease in recoverable operating expenses, utilities and property taxes.

Management Companies' Operating Expenses:

        The Management Companies' operating expenses increased $0.8 million from 2008 to 2009 in connection with the implementation of the Company's workforce reduction plan in 2009.

REIT General and Administrative Expenses:

        REIT general and administrative expenses increased by $5.6 million from 2008 to 2009. The increase is primarily due to an increase in compensation expense in 2009 and $3.0 million of closing costs relating to the Chandler/Freehold transaction. (See "Other Transactions" in Management's Overview and Summary)

Depreciation and Amortization:

        Depreciation and amortization increased $6.2 million from 2008 to 2009. The increase in depreciation and amortization is primarily attributed to an increase of $8.2 million from the Same Centers, $2.4 million from the Redevelopment Centers and $0.3 million from the 2008 Acquisition Property offset in part by a decrease of $3.4 million from the Joint Venture Centers and $1.8 million from the Mervyn's Properties.

Interest Expense:

        Interest expense decreased $12.7 million from 2008 to 2009. The decrease in interest expense was primarily attributed to a decrease of $10.4 million from the Senior Notes, $10.3 million from borrowing on the Company's line of credit, $3.5 million from the term loan and $3.4 million from the Joint Venture Centers offset in part by an increase of $9.9 million from the Redevelopment Centers, $4.6 million from the Same Centers and $0.4 million from the 2008 Acquisition Property.

        The decrease in interest expense on the Senior Notes is due to the reduction of the Senior Notes outstanding from a weighted-average of $950.0 million in 2008 to $611.5 million in 2009. The decrease in interest expense on the Company's line of credit was due to a decrease in the weighted average interest rate due to lower LIBOR rates and spreads. The decrease in interest expense from the term loan is due to its payoff in July 2009. The increase in interest expense on the Redevelopment Centers is primarily attributed to increased development activity.

        The above interest expense items are net of capitalized interest, which decreased from $26.1 million in 2008 to $15.2 million in 2009 primarily due to a decrease in interest rates and development spending.

Gain on Early Extinguishment of Debt:

        The Company recorded a gain of $29.1 million in 2009, primarily as a result of the early extinguishment of $89.1 million of the Senior Notes in 2009 (See "Liquidity and Capital Resources".)

Equity in Income of Unconsolidated Joint Ventures:

        The equity in income of unconsolidated joint ventures decreased $17.5 million from 2008 to 2009. The decrease in equity in income of unconsolidated joint ventures is due to a decrease of $6.6 million related to a termination fee received in 2008, decreases in rental revenue of various joint ventures and a $2.9 million decrease in gains from sales of assets in 2009 compared to 2008.

Gain (Loss) on Sale or Write Down of Assets:

        The Company recorded a gain on sale or write down of assets of $159.8 million in 2009 as compared to a loss on sale of assets of $3.1 million in 2008. The gain on sale or write down of assets in 2009 is primarily attributed to a $156.6 million gain from the sale of the ownership interests in the Joint Venture Centers (See "Acquisitions and Dispositions" in Management's Overview and Summary).

Discontinued Operations:

        Income from discontinued operations decreased $126.0 million from 2008 to 2009. The decrease is primarily due to the $99.3 million gain from the Rochester Redemption in 2008 (See "Acquisitions and Dispositions" in Management's Overview and Summary). As a result of the Rochester Redemption, the Company classified the results of operations for these properties to discontinued operations for all periods presented.

Noncontrolling Interests:

        Income attributable to noncontrolling interests increased $0.3 million from 2008 to 2009. The increase is primarily attributed to an increase in net income as discussed above and an increase in the weighted average interest in the Operating Partnership not owned by the Company.

Funds From Operations:

        Primarily as a result of the factors mentioned above, FFO—diluted decreased 13.5% from $290.7 million in 2008 to $251.4 million in 2009. For disclosure of net income, the most directly comparable GAAP financial measure, for the periods and a reconciliation of FFO and FFO—diluted to net income available to common stockholders, see "Funds from Operations."

Operating Activities:

        Cash flow from operations decreased from $175.8 million in 2008 to $73.7 million in 2009. The decrease was primarily due to changes in assets and liabilities in 2008 compared to 2009 and the results at the Centers as discussed above.

Investing Activities:

        Cash from investing activities increased from a deficit of $518.0 million in 2008 to a surplus of $273.0 million in 2009. The increase in cash provided by investing activities was primarily due to an increase in proceeds from the sale of assets of $338.4 million, a decrease in capital expenditures of $319.3 million and a decrease in contributions to unconsolidated joint ventures of $106.7 million. In addition, the Company incurred $18.8 million in expenditures for the Rochester Redemption in 2008.

        The increase in proceeds from the sale of assets is due to the sale of the ownership interests in the Joint Venture Centers. (See "Acquisitions and Dispositions" in Management's Overview and Summary). The decrease in capital expenditures is primarily due to the purchase of a ground leasehold and fee simple interest in two Mervyn's freestanding stores in 2008 and the decrease in development activity in 2009. See "Acquisitions and Dispositions" in Management's Overview and Summary for a discussion of the acquisition of The Shops at North Bridge and Mervyn's. The decrease in contributions to unconsolidated joint ventures is primarily due to the Company's purchase of a pro rata share of The Shops at North Bridge for $155.0 million in 2008.

Financing Activities:

        Cash flows from financing activities decreased from a surplus of $305.8 million in 2008 to a deficit of $333.7 million in 2009. The decrease in cash from financing activities was primarily attributed to decreases in cash provided by mortgages, bank and other notes payable of $1.0 billion offset in part by the contribution from a co-venture partner of $165.7 million, a decrease in payments on mortgages, bank and other notes payable of $146.9 million and a decrease in dividends and distributions (see "Liquidity and Capital Resources.")

Liquidity and Capital Resources

        Although general market liquidity is constrained, the Company anticipates meeting its liquidity needs for its operating expenses and debt service and dividend requirements through cash generated from operations, working capital reserves and/or borrowings under its unsecured line of credit. Additional liquidity was provided as a result of the Company reducing its quarterly dividend to $0.60 per share and paying 90% of that dividend in stock. In addition, further liquidity will be provided as a result of the Company's announced payment of a portion of its next quarterly dividend in stock, which is payable on December 21, 2009. The form, timing and or amount of future dividends will be at the discretion of the Company's Board of Directors. The completion of the Company's stock offering in October 2009 which raised net proceeds of approximately $384.2 million as well as the closing of three joint venture transactions during the third quarter which raised net proceeds of approximately $434.0 million also provided the Company with additional liquidity. (See Note 23—Subsequent Events of the Company's Consolidated Financial Statements).

        The following tables summarize capital expenditures incurred at the Centers:

	For the Nine Months Ended September 30,
(Dollars in thousands)	2009	2008
Consolidated Centers:
Acquisitions of property and equipment	$9,673	$75,872
Development, redevelopment and expansion of Centers	157,945	382,620
Renovations of Centers	3,589	5,194
Tenant allowances	5,951	10,042
Deferred leasing charges	14,910	17,786

	$192,068	$491,514

Joint Venture Centers (at Company's pro rata share):
Acquisitions of property and equipment	$3,185	$266,361
Development, redevelopment and expansion of Centers	43,892	30,086
Renovations of Centers	2,745	2,548
Tenant allowances	3,158	5,200
Deferred leasing charges	2,968	3,461

	$55,948	$307,656

        Management expects levels to be incurred in future years for tenant allowances and deferred leasing charges to be comparable or less than 2008 and that capital for those expenditures will be available from working capital, cash flow from operations, borrowings on property specific debt or unsecured corporate borrowings. The Company expects to incur between $150 million to $225 million in 2009 for development, redevelopment, expansion and renovations. Capital for these major expenditures, developments and/or redevelopments has been, and is expected to continue to be, obtained from a combination of equity or debt financings, which include borrowings under the Company's line of credit and construction loans. In addition, the Company has generated additional liquidity in the past through joint venture transactions and the sale of non-core assets, and may continue to do so in the future, as evidenced by the July 2009 non-core asset sales and the recent sale of ownership interests in Queens Center, FlatIron Crossing, Freehold Raceway Mall and Chandler Fashion Center, to joint venture partners.

        Current turmoil in the capital and credit markets has significantly limited access to debt and equity financing for many companies. As demonstrated by recent activity, the Company was able to access capital throughout 2008 and the nine months ended September 30, 2009. However, there is no assurance the Company will be able to do so in future periods or on similar terms and conditions. Many factors impact the Company's ability to access capital, such as its overall debt level, interest rates, interest coverage ratios and prevailing market conditions. As a result of the volatility in the capital and commercial lending markets, the Company may be required to finance more of its business activities with borrowings under its line of credit rather than with public and private unsecured debt and equity securities, fixed-rate mortgage financing and other traditional sources. In addition, in the event that the Company has significant tenant defaults as a result of the overall economy and general market conditions, the Company could have a decrease in cash flow from operations, which could create further borrowings under its line of credit. These events could result in an increase in the Company's proportion of variable-rate debt, which could cause it to become subject to increased interest rate fluctuations in the future.

        The Company's total outstanding loan indebtedness at September 30, 2009 was $7.2 billion (including $1.7 billion of unsecured debt and $2.3 billion of its pro rata share of joint venture debt).

The majority of the Company's debt consists of fixed-rate conventional mortgages payable collateralized by individual properties. The Company has arranged financing for a new loan at Northgate Mall for $80.0 million. In addition, in October 2009 the Company's joint venture that owns Village of Corte Madera closed on a new $80 million loan that replaced the existing $63.0 million loan. Upon completion of these two loans, the Company will have one loan for $30.0 million (excluding loans with extension options) with a maturity in 2009. The Company expects this remaining loan to be refinanced, extended and/or paid off from the Company's line of credit.

        The Senior Notes bear interest at 3.25%, payable semiannually, are senior unsecured debt of the Company and are guaranteed by the Operating Partnership. Prior to December 14, 2011, upon the occurrence of certain specified events, the Senior Notes will be convertible at the option of the holder into cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the election of the Company, at an initial conversion rate of 8.9702 shares per $1 principal amount. On and after December 15, 2011, the Senior Notes will be convertible at any time prior to the second business day preceding the maturity date at the option of the holder at the initial conversion rate. The initial conversion price of approximately $111.48 per share represented a 20% premium over the closing price of the Company's common stock on March 12, 2007, the date of issuance of the Senior Notes. The initial conversion rate is subject to adjustment under certain circumstances. Holders of the Senior Notes do not have the right to require the Company to repurchase the Senior Notes prior to maturity except in connection with the occurrence of certain fundamental change transactions. During the nine months ended September 30, 2009, the Company repurchased and retired $89.1 million of the Senior Notes for $54.1 million and recorded a gain on extinguishment of $29.8 million. The repurchases were funded by borrowings under the Company's line of credit. The carrying value of the Senior Notes at September 30, 2009 and December 31, 2008 was $611.5 million and $687.7 million, respectively, which included an unamortized discount of $26.6 million and $39.5 million, respectively.

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

        The Company has a $1.5 billion revolving line of credit that matures on April 25, 2010 with a one-year extension option. The interest rate fluctuates from LIBOR plus 0.75% to LIBOR plus 1.10% depending on the Company's overall leverage. The Company has two interest rate swap agreements that effectively fixed the interest rate on $850 million of the outstanding balance of the line of credit at 6.27% until April 25, 2011. As of September 30, 2009 and December 31, 2008, borrowings outstanding were $1.1 billion and $1.1 billion, at an average interest rate, excluding the $850.0 million swapped portion, of 3.83% and 3.19%, respectively. On October 27, 2009, the Company paid down $384.2 million of the line of credit from proceeds from the Company's equity offering. (See Note 23—Subsequent Events of the Company's Notes to Consolidated Financial Statements).

        Dividends and distributions for the nine months ended September 30, 2009 were $86.8 million. A total of $73.7 million of the dividends and distributions were funded by cash flows provided by operations. The remaining $13.1 million was funded through distributions received from unconsolidated joint ventures which are included as return of investment distributions in the cash flows from investing activities section of the Company's consolidated statement of cash flows.

        At September 30, 2009, the Company was in compliance with all applicable loan covenants under its debt agreements.

        At September 30, 2009, the Company had cash and cash equivalents available of $79.6 million.

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

        The following reflects the maximum amount of debt principal that could recourse to the Company at September 30, 2009 (in thousands):

Property	Recourse Debt	Maturity Date
Boulevard Shops	$4,280	12/17/2010
Chandler Village Center	4,375	1/15/2011
The Market at Estrella Falls	8,795	6/1/2011

	$17,450

        Additionally, as of September 30, 2009, the Company is contingently liable for $26.3 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

Long-term Contractual Obligations:

        The following is a schedule of long-term contractual obligations as of September 30, 2009 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)	$5,230,833	$301,752	$3,697,312	$257,984	$973,785
Operating lease obligations(1)	805,893	11,597	24,343	23,808	746,145
Purchase obligations(1)	76,202	76,202	—	—	—
Other long-term liabilities(2)	245,902	245,902	—	—	—

	$6,358,830	$635,453	$3,721,655	$281,792	$1,719,930

(1)
See Note 18—Commitments and Contingencies of the Company's Consolidated Financial Statements.

(2)
Amount includes $2,287 of unrecognized tax benefits. See Note 21—Income Taxes of the Company's Consolidated Financial Statements.

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

        FFO and FFO on a fully diluted basis are useful to investors in comparing operating and financial results between periods. This is especially true since FFO excludes real estate depreciation and amortization as the Company believes real estate values fluctuate based on market conditions rather than depreciate in value ratably on a straight-line basis over time. FFO on a fully diluted basis is one of the measures investors find most useful in measuring the dilutive impact of outstanding convertible securities. FFO does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net income as defined by GAAP and is not indicative of cash available to fund all cash flow needs. The Company also cautions that FFO, as presented, may not be comparable to similarly titled measures reported by other real estate investment trusts.

        Management compensates for the limitations of FFO by providing investors with financial statements prepared according to GAAP, along with this detailed discussion of FFO and a reconciliation of FFO and FFO-diluted to net income available to common stockholders. Management believes that to further understand the Company's performance, FFO should be compared with the Company's reported net income and considered in addition to cash flows in accordance with GAAP, as presented in the consolidated financial statements.

        The reconciliation of FFO and FFO-diluted to net income available to common stockholders is provided below.

        The following reconciles net income available to common stockholders to FFO and FFO-diluted (dollars and shares in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Net income—available to common stockholders(5)	$142,838	$2,638	$135,118	$110,973
Adjustments to reconcile net income to FFO—basic:
Noncontrolling interest in the Operating Partnership	21,520	386	20,351	19,051
(Gain) loss on sale or write down of consolidated assets(1)	(161,580)	5,178	(136,731)	(95,135)
Add: gain on undepreciated assets—consolidated assets(1)	792	224	3,289	798
Add: noncontrolling interest share of gain on sale of consolidated joint ventures(1)	—	—	310	589
Less: write down of consolidated assets(1)	(589)	—	(28,228)	—
Loss (gain) on sale of assets from unconsolidated joint ventures(2)	309	(349)	298	(3,272)
Add: (loss) gain on sale of undepreciated assets—from unconsolidated joint ventures(2)	(26)	328	(24)	2,764
Add noncontrolling interest on sale of undepreciated consolidated joint ventures	—	—	—	487
Less write down of unconsolidated joint ventures(2)	(282)		(282)
Depreciation and amortization on consolidated assets	61,856	66,637	190,507	185,538
Less : depreciation and amortization attributable to noncontrolling interest on consolidated joint ventures	(1,117)	(1,065)	(3,247)	(2,426)
Depreciation and amortization on unconsolidated joint ventures(2)	28,552	26,292	80,961	74,326
Less: depreciation on personal property	(3,623)	(2,558)	(10,912)	(7,159)

FFO—basic	88,650	97,711	251,410	286,534
Additional adjustments to arrive at FFO—diluted:
Impact of convertible preferred stock	—	835	—	4,124

FFO—diluted	$88,650	$98,546	$251,410	$290,658

Weighted average number of FFO shares outstanding for:
FFO—basic(3)	91,347	87,424	89,635	86,216
Adjustments for the impact of dilutive securities in computing FFO-diluted:
Convertible preferred stock	—	894	—	1,935
Share and unit-based compensation plans	—	15	—	267

FFO—diluted(4)	91,347	88,333	89,635	88,418

(1)
The net total of these line items equal the loss (gain) on sales of depreciated assets. These line items are included in this reconciliation to provide the Company's investors with more detailed information and do not represent a departure from FFO as defined by NAREIT.

(2)
Unconsolidated assets are presented at the Company's pro rata share.

(3)
Calculated based upon basic net income as adjusted to reach basic FFO. As of September 30, 2009 and 2008, 11.9 million and 12.4 million OP Units were outstanding, respectively.

(4)
The computation of FFO—diluted shares outstanding includes the effect of share and unit-based compensation plans and the Senior Notes using the treasury stock method. It also assumes the conversion of MACWH, LP common and preferred units to the extent that they are dilutive to the FFO computation. The MACWH, LP preferred units were antidilutive to the calculations for the three and nine months ended September 30, 2009 and 2008 and were not included in the above calculations.

(5)
Net income—available to common stockholders and FFO have been reduced by $3.0 million and $3.6 million for three months ended September 30, 2008, respectively, and $9.1 million and $10.7 million for the nine months ended September 30, 2008, respectively, due to the retrospective adoption of new accounting standards associated with convertible debt.

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

        The following table sets forth information as of September 30, 2009 concerning the Company's long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV") (dollars in thousands):

	For the years ended September 30,
	2010	2011	2012	2013	2014	Thereafter	Total	FV
CONSOLIDATED CENTERS:
Long term debt:
Fixed rate(1)	$123,936	$1,613,664	$801,607	$175,452	$68,676	$917,639	$3,700,974	$3,379,244
Average interest rate	6.90%	6.08%	5.62%	5.59%	5.88%	6.12%	6.05%
Floating rate	166,617	1,015,712	84,750	—	—	—	1,267,079	1,228,226
Average interest rate	1.59%	3.26%	6.30%				3.30%

Total debt—Consolidated Centers	$290,553	$2,629,376	$886,357	$175,452	$68,676	$917,639	$4,968,053	$4,607,470

JOINT VENTURE CENTERS:
Long term debt (at Company's pro rata share):
Fixed rate	$126,277	$79,943	$204,509	$482,130	$76,649	$1,014,690	$1,984,198	$1,866,190
Average interest rate	6.85%	6.23%	6.91%	6.21%	6.16%	5.92%	6.18%
Floating rate	65,048	207,137	—	—	—	—	272,185	265,054
Average interest rate	1.19%	2.32%					2.05%

Total debt—Joint Venture Centers	$191,325	$287,080	$204,509	$482,130	$76,649	$1,014,690	$2,256,383	$2,131,244

(1)
Fixed rate debt includes the $850.0 million of the line of credit balance. This amount has an effective fixed rate over the remaining term due to swap agreements as discussed below.

        The consolidated Centers' total fixed rate debt at September 30, 2009 and December 31, 2008 was $3.7 billion and $4.4 billion, respectively. The average interest rate on fixed rate debt at September 30, 2009 and December 31, 2008 was 6.05% and 5.72%, respectively. The consolidated Centers' total floating rate debt at September 30, 2009 and December 31, 2008 was $1.3 billion and $1.6 billion, respectively. The average interest rate on floating rate debt at September 30, 2009 and December 31, 2008 was 3.30% and 3.32%, respectively.

        The Company's pro rata share of the Joint Venture Centers' fixed rate debt at September 30, 2009 and December 31, 2008 was $2.0 billion and $1.8 billion, respectively. The average interest rate on fixed rate debt at September 30, 2009 and December 31, 2008 was 6.18% and 5.83%, respectively. The Company's pro rata share of the Joint Venture Centers' floating rate debt at September 30, 2009 and December 31, 2008 was $272.2 million and $181.5 million, respectively. The average interest rate on the floating rate debt at September 30, 2009 and December 31, 2008 was 2.05% and 2.36%, respectively.

        The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value.

        The following are outstanding derivatives at September 30, 2009 (amounts in thousands):

Property/Entity	Notional Amount	Product	Rate	Maturity	Company's Ownership	Fair Value(1)
Camelback Colonnade	$41,500	Cap	8.54%	11/17/2009	75%	$—
Desert Sky Mall	51,500	Cap	7.65%	3/15/2010	50%	—
Metrocenter Mall	112,000	Cap	7.25%	2/15/2010	15%	—
Metrocenter Mall	21,597	Cap	7.25%	2/15/2010	15%	—
Panorama Mall(2)	50,000	Cap	6.65%	3/1/2010	100%	—
Paradise Valley Mall	85,000	Cap	5.00%	9/12/2011	100%	107
The Oaks	150,000	Cap	6.25%	7/1/2010	100%	—
The Operating Partnership	450,000	Swap	4.80%	4/15/2010	100%	(10,777)
The Operating Partnership	400,000	Swap	5.08%	4/25/2011	100%	(25,221)
Westside Pavilion	175,000	Cap	5.50%	6/1/2010	100%	—

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

        In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $15.4 million per year based on $1.5 billion outstanding of floating rate debt at September 30, 2009.

        The fair value of the Company's long-term debt is estimated based on discounted cash flows at interest rates that management believes reflect the risks associated with long-term debt of similar risk and duration.

Item 4.    Controls and Procedures

        As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of September 30, 2009, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

        Not Applicable

Item 3.    Defaults Upon Senior Securities

        Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders

        Not Applicable

Item 5.    Other Information

        Not Applicable

Item 6.    Exhibits

3.1*	Articles of Amendment and Restatement of the Company
3.1.1**	Articles Supplementary of the Company
3.1.2***	Articles Supplementary of the Company (with respect to the first paragraph)
3.1.3****	Articles Supplementary of the Company (Series D Preferred Stock)
3.1.4#	Articles Supplementary of the Company
3.1.5#**	Articles of Amendment of the Company (declassification of the Board)
3.1.6##	Articles Supplementary of the Company
3.1.7#***	Articles of Amendment of the Company (increased authorized shares)
3.2##	Amended and Restated Bylaws of the Company (February 5, 2009)
4.1###	Form of Common Stock Certificate
4.2####	Form of Preferred Stock Certificate (Series D Preferred Stock)
4.3#*	Indenture, dated as of March 16, 2007, among the Company, the Operating Partnership and Deutsche Bank Trust Company Americas (includes form of the Notes and Guarantee)
4.4	Form of Warrant to Purchase Common Stock, dated as of September 3, 2009, among the Company and certain beneficial owners of GI Partners.
4.5	List of Omitted Warrants to Purchase Common Stock dated as of September 3, 2009.
4.6	Warrant to Purchase Common Stock, dated as of September 30, 2009, between the Company and Heitman M-rich Investors LLC.
10.1(1)#****	Eligible Directors' Deferred Compensation/Phantom Stock Plan, as amended and restated.
10.2	Form of Registration Rights Agreement, dated as of September 3, 2009 among the Company and certain beneficial owners of GI Partners.
10.3	List of Omitted Registration Rights Agreements dated as of September 3, 2009.
10.4	Registration Rights Agreement, dated as of September 30, 2009, between the Company and Heitman M-rich Investors LLC.
31.1	Section 302 Certification of Arthur Coppola, Chief Executive Officer
31.2	Section 302 Certification of Thomas O'Hern, Chief Financial Officer
32.1	Section 906 Certification of Arthur Coppola, Chief Executive Officer, and Thomas O'Hern, Chief Financial Officer

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

#***
Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.

#****
Previously filed as an exhibit to the Company's Registration Statement on Form S-8 (No. 333-161371), and incorporated herein by reference.

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

Date: November 6, 2009