Form 10-K
period 2009-12-31
MACERICH CO
filed 2010-02-26
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

YES ☒    NO ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☐    NO ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment on to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐    NO ☒

         The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $1.4 billion as of the last business day of the registrant's most recent completed second fiscal quarter based upon the price at which the common shares were last sold on that day.

         Number of shares outstanding of the registrant's common stock, as of February 16, 2010: 96,652,642 shares

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the annual stockholders meeting to be held in 2010 are incorporated by reference into Part III of this Form 10-K

 THE MACERICH COMPANY
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009
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

  •
  the Company's expectations regarding its financial condition or results of operations; and

  •
  the Company's expectations for refinancing its indebtedness, entering into new debt obligations and entering into joint venture arrangements.

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

ITEM 1.    BUSINESS

General

        The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"). As of December 31, 2009, the Operating Partnership owned or had an ownership interest in 72 regional shopping centers and 14 community shopping centers totaling approximately 75 million square feet of gross leasable area ("GLA"). These 86 regional and community shopping centers are referred to herein as the "Centers," and consist of consolidated Centers ("Consolidated Centers") and unconsolidated joint venture Centers ("Unconsolidated Joint Venture Centers") as set forth in "Item 2—Properties," unless the context otherwise requires. The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Company's management companies, Macerich Property Management Company, LLC, a single member Delaware limited liability company, Macerich Management Company, a California corporation, Westcor Partners, L.L.C., a single member Arizona limited liability company, Macerich Westcor Management LLC, a single member Delaware limited liability company, Westcor Partners of Colorado, LLC, a Colorado limited liability company, MACW Mall Management, Inc., a New York corporation, and MACW Property Management, LLC, a single member New York limited liability company. All seven of the management companies are collectively referred to herein as the "Management Companies."

        The Company was organized as a Maryland corporation in September 1993. All references to the Company in this Annual Report on Form 10-K include the Company, those entities owned or controlled by the Company and predecessors of the Company, unless the context indicates otherwise.

        Financial information regarding the Company for each of the last three fiscal years is contained in the Company's Consolidated Financial Statements included in Item 15. Exhibits and Financial Statement Schedules.

Recent Developments

  Acquisitions and Dispositions:

        On July 30, 2009, the Company sold a 49% ownership interest in Queens Center to a third party for approximately $152.7 million, resulting in a gain on sale of assets of $154.2 million. The Company used the proceeds from the sale of the ownership interest in the property to pay down the Company's term loan and for general corporate purposes. As of the date of the sale, the Company has accounted for the operations of Queens Center under the equity method of accounting.

        On September 3, 2009, the Company formed a joint venture with a third party, whereby the Company sold a 75% interest in FlatIron Crossing and received approximately $123.8 million in cash proceeds for the overall transaction. The Company used the proceeds from the sale of the ownership interest in the property to pay down the Company's term loan and for general corporate purposes. As part of this transaction, the Company issued three warrants for an aggregate of 1,250,000 shares of common stock of the Company. (See Note 15—Stockholders' Equity in the Company's Notes to the Consolidated Financial Statements). As of the date of the sale, the Company has accounted for the operations of FlatIron Crossing under the equity method of accounting.

        On September 29, 2009, the Company sold a leasehold interest in a former Mervyn's store for $4.5 million, resulting in a gain on sale of assets of $4.1 million. The Company used the proceeds from the sale to pay down the Company's line of credit and for general corporate purposes.

        On September 30, 2009, the Company formed a joint venture with a third party, whereby the third party acquired a 49.9% interest in Freehold Raceway Mall and Chandler Fashion Center. The Company received approximately $174.6 million in cash proceeds for the overall transaction. The Company used the proceeds from this transaction to pay down the Company's line of credit and for general corporate purposes. As part of this transaction, the Company issued a warrant for an aggregate of 935,358 shares of common stock of the Company. (See Note 15—Stockholders' Equity in the Company's Notes to the Consolidated Financial Statements). The transaction has been accounted for as a profit-sharing arrangement, and accordingly the assets, liabilities and operations of the properties remain on the books of the Company and a co-venture obligation was established for the amount of $168.2 million representing the net cash proceeds received from the third party less the value allocated to the warrant.

        In addition, in 2009 the Company sold six non-core community centers for $83.2 million and sold five former Mervyn's stores for approximately $52.7 million. The Company used the proceeds from these sales to pay down the Company's line of credit and term loan and for general corporate purposes.

  Financing Activity:

        On February 2, 2009, the Company refinanced the existing loan on Queens Center with a $130.0 million loan that bears interest at a rate of 7.78% and matures on March 1, 2013. The Company used the net loan proceeds to pay down the Company's line of credit and for general corporate purposes. On July 30, 2009, 49.0% of the loan balance on Queens Center was assumed by a third party in connection with the sale to that party of a 49.0% interest in the underlying property. See "Recent Developments—Acquisitions and Dispositions."

        On May 1, 2009, the Company paid off the existing loan on Paradise Valley Mall. On August 31, 2009, the Company placed a new $85.0 million loan on the property that bears interest at LIBOR plus 4.0% with a total interest rate floor of 5.50% and matures on August 31, 2012 with two one-year extension options.

        On May 11, 2009, Pacific Premier Retail Trust, one of the Company's joint ventures, replaced the existing loan on the Redmond Office with a new $62.0 million loan that bears interest at 7.52% and matures on May 15, 2014. The Company used its pro rata share of the net loan proceeds to pay down the Company's line of credit and for general corporate purposes.

        On June 10, 2009, the Company's joint venture in The Shops at North Bridge replaced its existing loan with a new $205.0 million loan that bears interest at 7.52% and matures on June 15, 2016.

        On August 21, 2009, Pacific Premier Retail Trust, one of the Company's joint ventures, replaced the existing loan on Redmond Town Center with a $74.0 million draw on a credit facility that is cross-collateralized by Redmond Town Center, Cross Court Plaza and Northpoint Plaza, bears interest at LIBOR plus 4.0% with a 2.0% LIBOR floor and matures on August 21, 2011, with a one-year extension option. On February 1, 2010, the joint venture borrowed an additional $81.0 million under the facility and paid off the existing loans on Cascade Mall, Kitsap Mall and Kitsap Place and added those properties as collateral.

        On September 3, 2009, 75.0% of the loan balance on FlatIron Crossing was assumed by a third party in connection with the sale to that party of a 75.0% interest in the underlying property. See "Recent Developments—Acquisitions and Dispositions."

        On September 10, 2009, the Company's joint venture refinanced the existing loan on Biltmore Fashion Park, a $60.0 million loan that bears interest at 8.25% and matures on October 1, 2014.

        On September 30, 2009, 49.9% of the loan balances on Freehold Raceway Mall and Chandler Fashion Center were assumed by a third party in connection with the Company entering into a co-venture arrangement with that party. See "Recent Developments—Acquisitions and Dispositions."

        On October 27, 2009, the Company completed an offering of 12,000,000 newly issued shares of its common stock, as well as an additional 1,800,000 newly issued shares of common stock in connection with the underwriters' exercise of its over-allotment option. The net proceeds of the offering, after giving effect to the issuance and sale of all 13,800,000 shares of common stock at an initial price to the public of $29.00 per share, were approximately $383.4 million after deducting underwriting discounts, commissions and other transaction costs. The Company used the net proceeds of the offering to pay down its line of credit.

        On October 29, 2009, the Company's joint venture in Corte Madera replaced the existing loan on the property with a new $80.0 million loan that bears interest at 7.27% and matures on November 1, 2016. The Company used its pro rata share of the net loan proceeds to pay down the Company's line of credit and for general corporate purposes.

        On December 29, 2009, the Company placed a construction loan on Northgate Mall that allows for borrowings of up to $60.0 million, bears interest at LIBOR plus 4.5% with a total interest rate floor of 6.0% and matures on January 1, 2013, with two one-year extension options. The loan also includes a provision that allows for additional borrowings of up to $20.0 million, depending on certain conditions. The net loan proceeds were used to pay down the Company's line of credit and for general corporate purposes.

        During the year ended December 31, 2009, the Company paid off its $446.3 million term loan that was scheduled to mature on April 26, 2010. As a result, the Company recognized a loss of $0.7 million on the early extinguishment of debt. The repayment was funded from the proceeds from the sale of the ownership interests in Queens Center and FlatIron Crossing, and through additional borrowings under the Company's line of credit.

        During the year ended December 31, 2009, the Company repurchased and retired $89.1 million of convertible senior notes ("Senior Notes") for $53.4 million. This early retirement of debt resulted in a gain of $29.8 million on early extinguishment of debt. The repurchases were funded through additional borrowings under the Company's line of credit.

  Redevelopment and Development Activity:

        Northgate Mall, the Company's 712,771 square foot regional mall in Marin County, California, opened the first phase of its redevelopment on November 12, 2009. New anchor Kohl's was joined by retailers H&M, BJ's Restaurant, Children's Place, Chipotle, Gymboree, Hot Topic, PacSun, Panera Bread, See's Candies, Sunglass Hut, Tilly's and Vans. As of December 31, 2009, the Company incurred approximately $66.5 million of redevelopment costs for this Center and is estimating it will incur approximately $12.5 million of additional costs in 2010.

        Santa Monica Place in Santa Monica, California, is scheduled to open in August 2010 with anchors Bloomingdale's and Nordstrom. The Company recently announced deals with Tony Burch, Ben Bridge Jewelers and Charles David. As of December 31, 2009, the Company incurred approximately $163.2 million of redevelopment costs for this Center and is estimating it will incur approximately $101.8 million of additional costs in 2010.

The Shopping Center Industry

  General

        There are several types of retail shopping centers, which are differentiated primarily based on size and marketing strategy. Regional shopping centers generally contain in excess of 400,000 square feet of GLA and are typically anchored by two or more department or large retail stores ("Anchors") and are referred to as "Regional Shopping Centers" or "Malls." Regional Shopping Centers also typically contain numerous diversified retail stores ("Mall Stores"), most of which are national or regional retailers typically located along corridors connecting the Anchors. Community Shopping Centers, also referred to as "strip centers", "urban villages" or "specialty centers," are retail shopping centers that are designed to attract local or neighborhood customers and are typically anchored by one or more supermarkets, discount department stores and/or drug stores. Community Shopping Centers typically contain 100,000 square feet to 400,000 square feet of GLA. In addition, freestanding retail stores are located along the perimeter of the shopping centers ("Freestanding Stores"). Mall Stores and Freestanding Stores over 10,000 square feet are also referred to as "Big Box." Anchors, Mall Stores and Freestanding Stores and other tenants typically contribute funds for the maintenance of the common areas, property taxes, insurance, advertising and other expenditures related to the operation of the shopping center.

  Regional Shopping Centers:

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

Business of the Company

  Strategy:

        The Company has a long-term four-pronged business strategy that focuses on the acquisition, leasing and management, redevelopment and development of Regional Shopping Centers.

        Acquisitions.    The Company focuses on well-located, quality Regional Shopping Centers that can be dominant in their trade area and have strong revenue enhancement potential. The Company subsequently seeks to improve operating performance and returns from these properties through leasing, management and redevelopment. Since its initial public offering, the Company has acquired interests in shopping centers nationwide. The Company believes that it is geographically well positioned to cultivate and maintain ongoing relationships with potential sellers and financial institutions and to act quickly when acquisition opportunities arise. (See "Recent Developments—Acquisitions and Dispositions").

        Leasing and Management.    The Company believes that the shopping center business requires specialized skills across a broad array of disciplines for effective and profitable operations. For this reason, the Company has developed a fully integrated real estate organization with in-house acquisition, accounting, development, finance, leasing, legal, marketing, property management and redevelopment expertise. In addition, the Company emphasizes a philosophy of decentralized property management, leasing and marketing performed by on-site professionals. The Company believes that this strategy results in the optimal operation, tenant mix and drawing power of each Center, as well as the ability to quickly respond to changing competitive conditions of the Center's trade area.

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

        On a selective basis, the Company provides property management and leasing services for third parties. The Company currently manages five malls and three community centers for third party owners on a fee basis.

        Redevelopment.    One of the major components of the Company's growth strategy is its ability to redevelop acquired properties. For this reason, the Company has built a staff of redevelopment professionals who have primary responsibility for identifying redevelopment opportunities that they believe will result in enhanced long-term financial returns and market position for the Centers. The redevelopment professionals oversee the design and construction of the projects in addition to obtaining required governmental approvals. (See "Recent Developments—Redevelopment and Development Activity").

        Development.    The Company pursues ground-up development projects on a selective basis. The Company has supplemented its strong acquisition, operations and redevelopment skills with its ground-up development expertise to further increase growth opportunities. (See "Recent Developments—Redevelopment and Development Activity").

  The Centers

        As of December 31, 2009, the Centers consist of 72 Regional Shopping Centers and 14 Community Shopping Centers totaling approximately 75 million square feet of GLA. The 72 Regional Shopping Centers in the Company's portfolio average approximately 955,000 square feet of GLA and range in size from 2.2 million square feet of GLA at Tysons Corner Center to 314,305 square feet of GLA at Panorama Mall. The Company's 14 Community Shopping Centers have an average of approximately 276,000 square feet of GLA. As of December 31, 2009, the Centers included 300 Anchors totaling approximately 39.4 million square feet of GLA and approximately 8,500 Mall Stores and Freestanding Stores totaling approximately 35.2 million square feet of GLA.

  Competition

        There are numerous owners and developers of real estate that compete with the Company in its trade areas. There are six other publicly traded mall companies in the United States and several large private mall companies, any of which under certain circumstances could compete against the Company for an acquisition, an Anchor or a tenant. In addition, private equity firms compete with the Company in terms of acquisitions. This results in competition for both acquisition of centers and for tenants or Anchors to occupy space. The existence of competing shopping centers could have a material adverse impact on the Company's ability to lease space and on the level of rent that can be achieved. There is also increasing competition from other retail formats and technologies, such as lifestyle centers, power centers, Internet shopping, home shopping networks, factory outlet centers, discount shopping clubs and mail-order services that could adversely affect the Company's revenues.

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

  Major Tenants

        The Centers derived approximately 79% of their total rents for the year ended December 31, 2009 from Mall Stores and Freestanding Stores under 10,000 square feet. Big Box and Anchor tenants accounted for 21.0% of total rents for the year ended December 31, 2009. One tenant accounted for approximately 2.5% of total rents of the Company, and no other single tenant accounted for more than 2.4% of total rents as of December 31, 2009.

        The following retailers (including their subsidiaries) represent the 10 largest rent payers in the Company's portfolio (including joint ventures) based upon total rents in place as of December 31, 2009:

Tenant	Primary DBA's	Number of Locations in the Portfolio	% of Total Rents(1)
Gap Inc.	Gap, Banana Republic, Old Navy	94	2.5%
Limited Brands, Inc.	Victoria Secret, Bath and Body	144	2.4%
Forever 21, Inc.	Forever 21, XXI Forever	48	1.9%
Foot Locker, Inc.	Footlocker, Champs Sports, Lady Footlocker	143	1.7%
Abercrombie & Fitch Co.	Abercrombie & Fitch, Abercrombie, Hollister	81	1.6%
AT&T Mobility LLC(2)	AT&T Wireless, Cingular Wireless	29	1.3%
Luxottica Group	Lenscrafters, Sunglass Hut	156	1.3%
American Eagle Outfitters, Inc.	American Eagle Outfitters	66	1.3%
Macy's, Inc.	Macy's, Bloomingdale's	65	1.0%
Signet Group PLC	Kay Jewelers, Weisfield Jewelers	76	1.0%

(1)
Total rents include minimum rents and percentage rents.

(2)
Includes AT&T Mobility office headquarters located at Redmond Town Center.

  Mall Stores and Freestanding Stores

        Mall Store and Freestanding Store leases generally provide for tenants to pay rent comprised of a base (or "minimum") rent and a percentage rent based on sales. In some cases, tenants pay only minimum rent, and in other cases, tenants pay only percentage rent. Historically, most leases for Mall Stores and Freestanding Stores contained provisions that allowed the Centers to recover their costs for maintenance of the common areas, property taxes, insurance, advertising and other expenditures related to the operations of the Center. Since January 2005, the Company generally began entering into leases that require tenants to pay a stated amount for such operating expenses, generally excluding property taxes, regardless of the expenses the Company actually incurs at any Center.

        Tenant space of 10,000 square feet and under in the portfolio at December 31, 2009 comprises 69.1% of all Mall Store and Freestanding Store space. The Company uses tenant spaces of 10,000 square feet and under for comparing rental rate activity. Mall Store and Freestanding Store space greater than 10,000 square feet is inconsistent in size and configuration throughout the Company's portfolio and as a result does not lend itself to a meaningful comparison of rental rate activity with the Company's other space. Most of the non-anchor space over 10,000 square feet is not physically connected to the mall, does not share the same common area amenities and does not benefit from the foot traffic in the mall. As a result, space greater than 10,000 square feet has a unique rent structure that is inconsistent with mall space under 10,000 square feet. Mall Store and Freestanding Store space under 10,000 square feet is more consistent in terms of shape and configuration and, as such, the Company is able to provide a meaningful comparison of rental rate activity for this space.

        When an existing lease expires, the Company is often able to enter into a new lease with a higher base rent component. The average base rent for new Mall Store and Freestanding Store leases at the Consolidated Centers, 10,000 square feet and under, executed during 2009 was $38.15 per square foot, or 11.9% higher than the average base rent for all Mall Stores and Freestanding Stores at the Consolidated Centers, 10,000 square feet and under, expiring during 2009 of $34.10 per square foot.

        The following tables set forth the average base rent per square foot for the Centers, as of December 31 for each of the past five years:

I.
Mall Stores and Freestanding Stores, GLA under 10,000 square feet:

For the Years Ended December 31,	Average Base Rent Per Square Foot(1)	Avg. Base Rent Per Sq.Ft. on Leases Executed During the Year(2)	Avg. Base Rent Per Sq. Ft. on Leases Expiring During the Year(3)
Consolidated Centers:
2009	$37.77	$38.15	$34.10
2008	$41.39	$42.70	$35.14
2007	$38.49	$43.23	$34.21
2006	$37.55	$38.40	$31.92
2005	$34.23	$35.60	$30.71
Unconsolidated Joint Venture Centers:
2009	$45.56	$43.52	$37.56
2008	$42.14	$49.74	$37.61
2007	$38.72	$47.12	$34.87
2006	$37.94	$41.43	$36.19
2005	$36.35	$39.08	$30.18
II.
Big Box and Anchors:

For the Years Ended December 31,	Average Base Rent Per Square Foot(1)	Avg. Base Rent Per Sq.Ft. on Leases Executed During the Year(2)	Number of Leases Executed during the Year	Avg. Base Rent Per Sq. Ft. on Leases Expiring During the Year(3)	Number of Leases Expiring during the Year
Consolidated Centers:
2009	$9.66	$10.13	19	$20.84	5
2008	$9.53	$11.44	26	$9.21	18
2007	$9.08	$18.51	17	$20.13	3
2006	$8.36	$13.06	15	$8.47	4
2005	$7.81	$10.70	18	$17.91	2
Unconsolidated Joint Venture Centers:
2009	$11.60	$31.73	16	$19.98	16
2008	$11.16	$14.38	14	$10.59	5
2007	$10.89	$18.21	13	$11.03	5
2006	$9.69	$15.90	14	$7.53	2
2005	$9.32	$20.17	11	$2.27	1

(1)
Average base rent per square foot is based on spaces occupied as of December 31 for each of the Centers. The leases for Tucson La Encantada and the expansion area of Queens Center were excluded for 2005 because they were under redevelopment. The leases for Promenade at Casa Grande, SanTan Village Power Center and SanTan Village Regional Center were excluded for 2007 and 2008 because they were under development. The leases for The Market at Estrella Falls and Santa Monica Place were excluded for 2008 and 2009 because they were under development and redevelopment, respectively.

(2)
The average base rent per square foot on leases executed during the year represents the actual rent to be paid on a per square foot basis during the first twelve months. The leases for Tucson La Encantada and the expansion area of Queens Center were excluded for 2005 because they were under redevelopment. The leases for Promenade at Casa Grande, SanTan Village Power Center and SanTan Village Regional Center were excluded for 2007 and 2008 because they were under development. The leases for The Market at Estrella Falls and Santa Monica Place were excluded for 2008 and 2009 because they were under development and redevelopment, respectively.

(3)
The average base rent per square foot on leases expiring during the year represents the final year of minimum rent, on a cash basis. The leases for Tucson La Encantada and the expansion area of Queens Center were excluded for 2005 because they were under redevelopment. The leases for Promenade at Casa Grande, SanTan Village Power Center and SanTan Village Regional Center were excluded for 2007 and 2008 because they were under development. The leases for The Market at Estrella Falls and Santa Monica Place were excluded for 2008 and 2009 because they were under development and redevelopment, respectively.

  Cost of Occupancy

        A major factor contributing to tenant profitability is cost of occupancy, which consists of tenant occupancy costs charged by the Company. Tenant expenses included in this calculation are minimum rents, percentage rents and recoverable expenditures, which consist primarily of property operating expenses, real estate taxes and repair and maintenance expenditures. These tenant charges are collectively referred to as tenant occupancy costs. These tenant occupancy costs are compared to tenant sales. A low cost of occupancy percentage shows more capacity for the Company to increase rents at the time of lease renewal than a high cost of occupancy percentage. The following table summarizes occupancy costs for Mall Store and Freestanding Store tenants in the Centers as a percentage of total Mall Store sales for the last five years:

	For Years Ended December 31,
	2009	2008	2007	2006	2005
Consolidated Centers:
Minimum rents	9.1%	8.9%	8.0%	8.1%	8.3%
Percentage rents	0.4%	0.4%	0.4%	0.4%	0.5%
Expense recoveries(1)	4.7%	4.4%	3.8%	3.7%	3.6%

	14.2%	13.7%	12.2%	12.2%	12.4%

Unconsolidated Joint Venture Centers:
Minimum rents	9.4%	8.2%	7.3%	7.2%	7.4%
Percentage rents	0.4%	0.4%	0.5%	0.6%	0.5%
Expense recoveries(1)	4.3%	3.9%	3.2%	3.1%	3.0%

	14.1%	12.5%	11.0%	10.9%	10.9%

(1)
Represents real estate tax and common area maintenance charges.

  Lease Expirations

        The following tables show scheduled lease expirations (for Centers owned as of December 31, 2009) for the next ten years, assuming that none of the tenants exercise renewal options:

I.    Mall Stores and Freestanding Stores under 10,000 square feet:

Consolidated Centers:

Year Ending December 31,	Number of Leases Expiring	Approximate GLA of Leases Expiring(1)	% of Total Leased GLA Represented by Expiring Leases(1)	Ending Base Rent per Square Foot of Expiring Leases(1)	% of Base Rent Represented by Expiring Leases(1)
2010	405	734,699	11.33%	$37.02	10.91%
2011	393	811,159	12.51%	$37.01	12.04%
2012	317	722,842	11.15%	$35.29	10.23%
2013	273	606,831	9.36%	$37.15	9.04%
2014	237	510,594	7.88%	$35.87	7.34%
2015	209	519,385	8.01%	$37.53	7.81%
2016	220	543,483	8.38%	$40.11	8.74%
2017	292	754,655	11.64%	$40.57	12.28%
2018	256	636,338	9.81%	$40.79	10.41%
2019	180	468,021	7.22%	$43.21	8.11%

Unconsolidated Joint Venture Centers (at the Company's pro rata share):

Year Ending December 31,	Number of Leases Expiring	Approximate GLA of Leases Expiring(1)	% of Total Leased GLA Represented by Expiring Leases(1)	Ending Base Rent per Square Foot of Expiring Leases(1)	% of Base Rent Represented by Expiring Leases(1)
2010	536	531,222	13.76%	$38.39	11.35%
2011	451	489,538	12.68%	$39.20	10.68%
2012	360	370,953	9.61%	$42.13	8.70%
2013	330	360,034	9.33%	$46.77	9.37%
2014	318	371,575	9.63%	$49.41	10.22%
2015	301	372,277	9.65%	$53.50	11.09%
2016	298	357,090	9.25%	$51.54	10.24%
2017	256	363,346	9.41%	$45.78	9.26%
2018	211	275,964	7.15%	$50.79	7.80%
2019	195	234,524	6.08%	$58.75	7.67%

II.    Big Box and Anchors:

Consolidated Centers:

Year Ending December 31,	Number of Leases Expiring	Approximate GLA of Leases Expiring(1)	% of Total Leased GLA Represented by Expiring Leases(1)	Ending Base Rent per Square Foot of Expiring Leases(1)	% of Base Rent Represented by Expiring Leases(1)
2010	10	313,587	3.66%	$10.64	4.40%
2011	13	585,637	6.84%	$6.87	5.30%
2012	29	1,769,667	20.68%	$5.99	13.97%
2013	11	336,464	3.93%	$10.72	4.75%
2014	18	827,491	9.67%	$7.39	8.05%
2015	14	916,199	10.70%	$5.26	6.35%
2016	12	715,430	8.36%	$6.08	5.73%
2017	16	382,273	4.47%	$15.01	7.56%
2018	20	377,204	4.41%	$15.01	7.46%
2019	16	355,612	4.15%	$13.83	6.48%

Unconsolidated Joint Venture Centers (at the Company's pro rata share):

Year Ending December 31,	Number of Leases Expiring	Approximate GLA of Leases Expiring(1)	% of Total Leased GLA Represented by Expiring Leases(1)	Ending Base Rent per Square Foot of Expiring Leases(1)	% of Base Rent Represented by Expiring Leases(1)
2010	26	476,985	7.75%	$15.63	8.69%
2011	18	350,072	5.69%	$7.30	2.98%
2012	27	627,269	10.20%	$12.94	9.47%
2013	28	523,790	8.51%	$21.26	12.98%
2014	34	737,573	11.99%	$14.65	12.59%
2015	36	890,264	14.47%	$12.49	12.97%
2016	27	461,563	7.50%	$17.43	9.38%
2017	14	197,687	3.21%	$23.22	5.35%
2018	10	366,694	5.96%	$4.47	1.91%
2019	7	72,030	1.17%	$46.90	3.94%

(1)
The ending base rent per square foot on leases expiring during the period represents the final year minimum rent, on a cash basis, for tenant leases expiring during the year. Currently, 57% of leases have provisions for future consumer price index increases that are not reflected in ending base rent. Leases for Santa Monica Place have been excluded from the Consolidated Centers because it is under development.

  Anchors

        Anchors have traditionally been a major factor in the public's identification with Regional Shopping Centers. Anchors are generally department stores whose merchandise appeals to a broad range of shoppers. Although the Centers receive a smaller percentage of their operating income from Anchors than from Mall Stores and Freestanding Stores, strong Anchors play an important part in maintaining customer traffic and making the Centers desirable locations for Mall Store and Freestanding Store tenants.

        Anchors either own their stores, the land under them and in some cases adjacent parking areas, or enter into long-term leases with an owner at rates that are lower than the rents charged to tenants of Mall Stores and Freestanding Stores. Each Anchor, that owns its own store, and certain Anchors that lease their stores, enter into reciprocal easement agreements with the owner of the Center covering, among other things, operational matters, initial construction and future expansion.

        Anchors accounted for approximately 6.9% of the Company's total minimum rent for the year ended December 31, 2009.

        The following table identifies each Anchor, each parent company that owns multiple Anchors and the number of square feet owned or leased by each such Anchor or parent company in the Company's portfolio at December 31, 2009:

Name	Number of Anchor Stores	GLA Owned by Anchor	GLA Leased by Anchor	Total GLA Occupied by Anchor
Macy's Inc.
Macy's	53	5,212,558	3,421,845	8,634,403
Bloomingdale's(1)	2	255,888	102,000	357,888

Total	55	5,468,446	3,523,845	8,992,291
Sears Holdings Corporation
Sears	48	3,303,956	3,238,020	6,541,976
Great Indoors, The	1	131,051	—	131,051
K-Mart	1	86,479	—	86,479

Total	50	3,521,486	3,238,020	6,759,506
J.C. Penney	45	4,145,973	1,869,157	6,015,130
Dillard's	24	636,569	3,444,317	4,080,886
Nordstrom(2)	14	1,351,723	995,691	2,347,414
Target	11	664,110	811,905	1,476,015
The Bon-Ton Stores, Inc.
Younkers	6	397,119	212,058	609,177
Bon-Ton, The	1	71,222	—	71,222
Herberger's	4	402,573	—	402,573

Total	11	870,914	212,058	1,082,972
Forever 21(3)	9	542,551	324,601	867,152
Kohl's	6	279,400	239,902	519,302
Boscov's	3	301,350	174,717	476,067
Neiman Marcus	3	220,071	221,379	441,450
Home Depot	3	274,402	120,530	394,932
Wal-Mart	2	—	371,527	371,527
Costco	2	166,718	154,701	321,419
Lord & Taylor	3	320,007	—	320,007
Burlington Coat Factory	3	74,585	186,570	261,155
Dick's Sporting Goods	3	257,241	—	257,241
Von Maur	3	246,249	—	246,249
Belk	3	51,240	149,685	200,925
La Curacao	1	—	164,656	164,656
Barneys New York	2	62,046	81,398	143,444
Lowe's	1	—	135,197	135,197
Saks Fifth Avenue	1	92,000	—	92,000
L.L. Bean	1	75,778	—	75,778
Cabela's(4)	1	—	75,000	75,000
Best Buy	1	—	65,841	65,841
Richman Gordman 1/2 Price	1	60,000	—	60,000
Sports Authority	1	52,250	—	52,250
Bealls	1	40,000	—	40,000
Vacant Anchors(5)	12	1,173,543	—	1,173,543

Total	276	20,948,652	16,560,697	37,509,349
Anchors at centers not owned by the Company(6)
Forever 21	6	—	479,726	479,726
Kohl's	3	—	270,390	270,390
Burlington Coat Factory(7)	1	—	83,232	83,232
Vacant Anchors(6)	14	—	1,081,415	1,081,415

Total	300	20,948,652	18,475,460	39,424,112

(1)
The above table includes a 102,000 square foot Bloomingdale's store scheduled to open at Santa Monica Place in August 2010.

(2)
The above table includes a 122,000 square foot Nordstrom store scheduled to open at Santa Monica Place in August 2010.

(3)
The above table includes a 154,000 square foot Forever 21 store scheduled to open at Fresno Fashion Fair in Summer 2010.

(4)
Cabela's is scheduled to open a 75,000 square foot store at Mesa Mall in Spring 2010.

(5)
The Company is currently seeking various replacement tenants and/or contemplating redevelopment opportunities for these vacant sites.

(6)
The Company owns a portfolio of 24 former Mervyn's stores located at shopping centers not owned by the Company. Of these 24 stores, six have been leased to Forever 21, three have been leased to Kohl's, one has been leased to Burlington Coat Factory and the remaining 14 are vacant. The Company is currently seeking various replacement tenants for these vacant sites.

(7)
Burlington Coat Factory is scheduled to open an 83,232 square foot store at Chula Vista Center in March 2010.

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

  •
  Underground Storage Tanks.  Underground storage tanks ("USTs") are or were present at certain Centers, often in connection with tenant operations at gasoline stations or automotive tire, battery and accessory service centers located at such Centers. USTs also may be or have been present at properties neighboring certain Centers. Some of these tanks have either leaked or are suspected to have leaked. Where leakage has occurred, investigation, remediation, and monitoring costs may be incurred by the Company if responsible current or former tenants, or other responsible parties, are unavailable to pay such costs.

  •
  Chlorinated Hydrocarbons.  The presence of chlorinated hydrocarbons such as perchloroethylene ("PCE") and its degradation byproducts have been detected at certain Centers, often in connection with tenant dry cleaning operations. Where PCE has been detected, the Company may incur investigation, remediation and monitoring costs if responsible current or former tenants, or other responsible parties, are unavailable to pay such costs.

        See "Risk Factors—Possible environmental liabilities could adversely affect us."

Insurance

        Each of the Centers has comprehensive liability, fire, extended coverage and rental loss insurance with insured limits customarily carried for similar properties. The Company does not insure certain types of losses (such as losses from wars) because they are either uninsurable or not economically insurable. In addition, while the Company or the relevant joint venture, as applicable, further carries specific earthquake insurance on the Centers located in California, the policies are subject to a deductible equal to 5% of the total insured value of each Center, a $100,000 per occurrence minimum and a combined annual aggregate loss limit of $150 million on these Centers. The Company or the relevant joint venture, as applicable, carries specific earthquake insurance on the Centers located in the Pacific Northwest. However, the policies are subject to a deductible equal to 2% of the total insured value of each Center, a $50,000 per occurrence minimum and a combined annual aggregate loss limit of $800 million on these Centers. While the Company or the relevant joint venture also carries terrorism insurance on the Centers, the policies are subject to a $50,000 deductible and a combined annual aggregate loss of $800 million. Each Center has environmental insurance covering eligible third-party losses, remediation and non-owned disposal sites, subject to a $100,000 deductible and a $20 million five-year aggregate limit. Some environmental losses are not covered by this insurance because they are uninsurable or not economically insurable. Furthermore, the Company carries title insurance on substantially all of the Centers for less than their full value.

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

Employees

        As of December 31, 2009, the Company and the Management Companies had 2,749 regular and temporary employees, including executive officers (9), personnel in the areas of acquisitions and business development (39), property management/marketing (419), leasing (133), redevelopment/development (98), financial services (286) and legal affairs (61). In addition, in an effort to minimize operating costs, the Company generally maintains its own security and guest services staff (1,685) and in some cases maintenance staff (19). Unions represent twenty-two of these employees. The Company primarily engages a third party to handle maintenance at the Centers. The Company believes that relations with its employees are good.

Seasonality

        For a discussion of the extent to which the Company's business may be seasonal, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Management's Overview and Summary—Seasonality."

Available Information; Website Disclosure; Corporate Governance Documents

        The Company's corporate website address is www.macerich.com. The Company makes available free-of-charge through this website its reports on Forms 10-K, 10-Q and 8-K and all amendments thereto, as soon as reasonably practicable after the reports have been filed with, or furnished to, the SEC. These reports are available under the heading "Investing—SEC Filings", through a free hyperlink to a third-party service. Information provided on our website is not incorporated by reference into this Form 10-K.

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
    Compensation Committee Charter
    Executive Committee Charter
    Nominating and Corporate Governance Committee Charter

        You may also request copies of any of these documents by writing to:

    Attention: Corporate Secretary
    The Macerich Company
    401 Wilshire Blvd., Suite 700
    Santa Monica, CA 90401

ITEM 1A.    RISK FACTORS

        The following factors, among others, could cause our actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by our management from time to time. These factors, among others, may have a material adverse effect on our business, financial condition, operating results and cash flows, and you should carefully consider them. It is not possible to predict or identify all such factors. You should not consider this list to be a complete statement of all potential risks or uncertainties, and we may update them in our future periodic reports.

We invest primarily in shopping centers, which are subject to a number of significant risks that are beyond our control.

        Real property investments are subject to varying degrees of risk that may affect the ability of our Centers to generate sufficient revenues to meet operating and other expenses, including debt service, lease payments, capital expenditures and tenant improvements, and to make distributions to us and our stockholders. For purposes of this "Risk Factor" section, Centers wholly owned by us are referred to as "Wholly Owned Centers" and Centers that are partly but not wholly owned by us are referred to as "Joint Venture Centers." A number of factors may decrease the income generated by the Centers, including:

  •
  the national economic climate (including a continuation or worsening of the recent economic downturn and constrained capital and credit markets);

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

A continuation or worsening of recent adverse economic conditions and disruptions in the capital and credit markets could harm our business, results of operations and financial condition.

        The U.S. economy, the real estate industry as a whole, and the local markets in which our Centers are located have in recent years experienced adverse economic conditions, resulting in an economic recession as well as disruptions in the capital and credit markets. These adverse economic conditions have caused dramatic declines in the stock and housing markets, increases in foreclosures, unemployment and living costs as well as limited access to credit, which have adversely impacted consumer spending levels and the operating results of our tenants. If these conditions continue or worsen, or if similar conditions occur in the future, our tenants may also have difficulties obtaining capital at adequate or historical levels to finance their ongoing business and operations. These events could impact our tenants' ability to meet their lease obligations due to poor operating results, lack of liquidity, bankruptcy or other reasons. Our ability to lease space and negotiate rents at advantageous rates has been and, may continue to be, adversely affected in this type of economic environment, and more tenants may seek rent relief. Any of these events could harm our business, results of operations and financial condition.

Some of our Centers are geographically concentrated and, as a result, are sensitive to local economic and real estate conditions.

        A significant percentage of our Centers are located in California and Arizona, and eight Centers in the aggregate are located in New York, New Jersey and Connecticut. Many of these states have been more adversely affected by weak economic and real estate conditions than have other states. To the extent that weak economic or real estate conditions, including as a result of the factors described in the preceding risk factors, or other factors continue to affect or affect California, Arizona, New York, New Jersey or Connecticut (or their respective regions) more severely than other areas of the country, our financial performance could be negatively impacted.

We are in a competitive business.

        There are numerous owners and developers of real estate that compete with us in our trade areas. There are six other publicly traded mall companies in the United States and several large private mall companies, any of which under certain circumstances could compete against us for an acquisition of an Anchor or a tenant. In addition, other REITs, private real estate companies, and financial buyers compete with us in terms of acquisitions. This results in competition for both the acquisition of properties or centers and for tenants or Anchors to occupy space. Competition for property acquisitions may result in increased purchase prices and may adversely affect our ability to make suitable property acquisitions on favorable terms. The existence of competing shopping centers could have a material adverse impact on our ability to lease space and on the level of rents that can be achieved. There is also increasing competition from other retail formats and technologies, such as lifestyle centers, power centers, Internet shopping, home shopping networks, factory outlet centers, discount shopping clubs and mail-order services that could adversely affect our revenues.

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

        A decision by an Anchor or other significant tenant to cease operations at a Center could also have an adverse effect on our financial condition. The closing of an Anchor or other significant tenant may allow other Anchors and/or other tenants to terminate their leases, seek rent relief and/or cease operating their stores at the Center or otherwise adversely affect occupancy at the Center. In addition, Anchors and/or tenants at one or more Centers might terminate their leases as a result of mergers, acquisitions, consolidations, dispositions or bankruptcies in the retail industry. The bankruptcy and/or closure of retail stores, or sale of an Anchor or store to a less desirable retailer, may reduce occupancy levels, customer traffic and rental income, or otherwise adversely affect our financial performance. Furthermore, if the store sales of retailers operating in the Centers decline sufficiently due to adverse economic conditions or for any other reason, tenants might be unable to pay their minimum rents or expense recovery charges. In the event of a default by a lessee, the affected Center may experience delays and costs in enforcing its rights as lessor.

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

        Our historical growth in revenues, net income and funds from operations has been in part tied to the acquisition and redevelopment of shopping centers. Many factors, including the availability and cost of capital, our total amount of debt outstanding, our ability to obtain financing on attractive terms, if at all, interest rates and the availability of attractive acquisition targets, among others, will affect our ability to acquire and redevelop additional properties in the future. We may not be successful in pursuing acquisition opportunities, and newly acquired properties may not perform as well as expected. Expenses arising from our efforts to complete acquisitions, redevelop properties or increase our market penetration may have a material adverse effect on our business, financial condition and results of operations. We face competition for acquisitions primarily from other REITs, as well as from private real estate companies and financial buyers. Some of our competitors have greater financial and other resources. Increased competition for shopping center acquisitions may result in increased purchase prices and may impact adversely our ability to acquire additional properties on favorable terms. We cannot guarantee that we will be able to implement our growth strategy successfully or manage our expanded operations effectively and profitably.

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

        Our total outstanding loan indebtedness at December 31, 2009 was $6.8 billion (which includes $1.3 billion of unsecured debt and $2.3 billion of our pro rata share of joint venture debt). Approximately $247.2 million of such indebtedness matures in 2010 (excluding loans with extensions and refinancing transactions that have recently closed). As a result of this substantial indebtedness, we are required to use a material portion of our cash flow to service principal and interest on our debt, which limits the cash flow available for other business opportunities. We are also subject to the risks normally associated with debt financing, including the risk that our cash flow from operations will be insufficient to meet required debt service and that rising interest rates could adversely affect our debt service costs. In addition, our use of interest rate hedging arrangements may expose us to additional risks, including that the counterparty to the arrangement may fail to honor its obligations and that termination of these arrangements typically involves costs such as transaction fees or breakage costs. Furthermore, a majority of our Centers are mortgaged to secure payment of indebtedness, and if income from the Center is insufficient to pay that indebtedness, the Center could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value.

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

        We depend primarily on external financings, principally debt financings, to fund the growth of our business and to ensure that we can meet ongoing maturities of our outstanding debt. Our access to financing depends on the willingness of banks, lenders and other institutions to lend to us based on their underwriting criteria which can fluctuate with market conditions and on conditions in the capital markets in general. Recently, turmoil in the capital and credit markets has significantly limited access to debt and equity financing for many companies. We cannot assure you that we will be able to obtain the financing we need for future growth or to meet our debt service as obligations mature, or that the financing will be available to us on acceptable terms, or at all. Any such refinancing could also impose more restrictive terms.

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

        Under the limited partnership agreement of the Operating Partnership, we, as the sole general partner, are responsible for the management of the Operating Partnership's business and affairs. Three of the principals of the Operating Partnership serve as executive officers of us, and each principal is a member of our board of directors. Accordingly, these principals have substantial influence over our management and the management of the Operating Partnership. As a result, certain decisions concerning our operations or other matters affecting us may present conflicts of interest for these individuals.

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

        As a REIT, we generally must distribute 90% of our annual taxable income (subject to certain adjustments) to our stockholders. From time to time, we might generate taxable income greater than our net income for financial reporting purposes, or our taxable income might be greater than our cash flow available for distributions to our stockholders. If we do not have other funds available in these situations, we might be unable to distribute 90% of our taxable income as required by the REIT rules. In that case, we would need to borrow funds, liquidate or sell a portion of our properties or investments (potentially at disadvantageous or unfavorable prices), in certain limited cases distribute a combination of cash and stock (at our stockholders' election but subject to an aggregate cash limit established by the Company) or find another alternative source of funds. These alternatives could increase our costs or reduce our equity. In addition, to the extent we borrow funds to pay distributions, the amount of cash available to us in future periods will be decreased by the amount of cash flow we will need to service principal and interest on the amounts we borrow, which will limit cash flow available to us for other investments or business opportunities.

Outside partners in Joint Venture Centers result in additional risks to our stockholders.

        We own partial interests in property partnerships that own 47 Joint Venture Centers as well as fee title to a site that is ground-leased to a property partnership that owns a Joint Venture Center and several development sites. We may acquire partial interests in additional properties through joint venture arrangements. Investments in Joint Venture Centers involve risks different from those of investments in Wholly Owned Centers.

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

        Persons or entities that arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of hazardous or toxic substances at the disposal or treatment facility, whether or not that facility is owned or operated by the person or entity arranging for the disposal or treatment of hazardous or toxic substances. Laws exist that impose liability for release of asbestos containing materials ("ACMs") into the air, and third parties may seek recovery from owners or operators of real property for personal injury associated with exposure to ACMs. In connection with our ownership, operation, management, development and redevelopment of the Centers, or any other centers or properties we acquire in the future, we may be potentially liable under these laws and may incur costs in responding to these liabilities.

Some of our properties are subject to potential natural or other disasters.

        Some of our Centers are located in areas that are subject to natural disasters, including our Centers in California or in other areas with higher risk of earthquakes, our Centers in flood plains or in areas that may be adversely affected by tornados, as well as our Centers in coastal regions that may be adversely affected by increases in sea levels or in the frequency or severity of hurricanes and tropical storms.

Uninsured losses could adversely affect our financial condition.

        Each of our Centers has comprehensive liability, fire, extended coverage and rental loss insurance with insured limits customarily carried for similar properties. We do not insure certain types of losses (such as losses from wars), because they are either uninsurable or not economically insurable. In addition, while we or the relevant joint venture, as applicable, carries specific earthquake insurance on the Centers located in California, the policies are subject to a deductible equal to 5% of the total insured value of each Center, a $100,000 per occurrence minimum and a combined annual aggregate loss limit of $150 million on these Centers. We or the relevant joint venture, as applicable, carries specific earthquake insurance on the Centers located in the Pacific Northwest. However, the policies are subject to a deductible equal to 2% of the total insured value of each Center, a $50,000 per occurrence minimum and a combined annual aggregate loss limit of $800 million on these Centers. While we or the relevant joint venture also carries terrorism insurance on the Centers, the policies are subject to a $50,000 deductible and a combined annual aggregate loss of $800 million. Each Center has environmental insurance covering eligible third-party losses, remediation and non-owned disposal sites, subject to a $100,000 deductible and a $20 million five-year aggregate limit. Some environmental losses are not covered by this insurance because they are uninsurable or not economically insurable. Furthermore, we carry title insurance on substantially all of the Centers for less than their full value.

        If an uninsured loss or a loss in excess of insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property, but may remain obligated for any mortgage debt or other financial obligations related to the property.

An ownership limit and certain anti-takeover defenses could inhibit a change of control or reduce the value of our common stock.

        The Ownership Limit.    In order for us to maintain our qualification as a REIT, not more than 50% in value of our outstanding stock (after taking into account options to acquire stock) may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include some entities that would not ordinarily be considered "individuals") during the last half of a taxable year. Our Charter restricts ownership of more than 5% (the "Ownership Limit") of the lesser of the number or value of our outstanding shares of stock by any single stockholder or a group of stockholders (with limited exceptions for some holders of limited partnership interests in the Operating Partnership, and their respective families and affiliated entities, including all three principals). In addition to enhancing preservation of our status as a REIT, the Ownership Limit may:

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

        Selected Provisions of Maryland Law.    The Maryland General Corporation Law prohibits business combinations between a Maryland corporation and an interested stockholder (which includes any person who beneficially holds 10% or more of the voting power of the corporation's outstanding voting stock or any affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the corporation's outstanding stock at any time within the two year period prior to the date in question) or its affiliates for five years following the most recent date on which the interested stockholder became an interested stockholder and, after the five-year period, requires the recommendation of the board of directors and two super-majority stockholder votes to approve a business combination unless the stockholders receive a minimum price determined by the statute. As permitted by Maryland law, our Charter exempts from these provisions any business combination between us and the principals and their respective affiliates and related persons. Maryland law also allows the board of directors to exempt particular business combinations before the interested stockholder becomes an interested stockholder. Furthermore, a person is not an interested stockholder if the transaction by which he or she would otherwise have become an interested stockholder is approved in advance by the board of directors.

        The Maryland General Corporation Law also provides that the acquirer of certain levels of voting power in electing directors of a Maryland corporation (one-tenth or more but less than one-third, one-third or more but less than a majority and a majority or more) is not entitled to vote the shares in excess of the applicable threshold, unless voting rights for the shares are approved by holders of two-thirds of the disinterested shares or unless the acquisition of the shares has been specifically or generally approved or exempted from the statute by a provision in our Charter or bylaws adopted before the acquisition of the shares. Our Charter exempts from these provisions voting rights of shares owned or acquired by the principals and their respective affiliates and related persons. Our bylaws also contain a provision exempting from this statute any acquisition by any person of shares of our common stock. There can be no assurance that this bylaw will not be amended or eliminated in the future. The Maryland General Corporation Law and our Charter also contain supermajority voting requirements with respect to our ability to amend our Charter, dissolve, merge, or sell all or substantially all of our assets.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        The following table sets forth certain information regarding the Centers and other locations that are wholly owned or partly owned by the Company:

Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Anchors
CONSOLIDATED CENTERS:
100%	Capitola Mall(4) Capitola, California	1977/1995	1988	487,970	196,373	87.8%	Macy's, Kohl's, Sears
50.1%	Chandler Fashion Center Chandler, Arizona	2001/2002	—	1,325,543	640,383	97.1%	Dillard's, Macy's, Nordstrom, Sears
100%	Chesterfield Towne Center(5) Richmond, Virginia	1975/1994	2000	1,032,283	423,548	86.9%	J.C. Penney, Macy's, Sears
100%	Danbury Fair(5) Danbury, Connecticut	1986/2005	1991	1,292,176	495,968	97.3%	J.C. Penney, Lord & Taylor, Macy's, Sears
100%	Deptford Mall Deptford, New Jersey	1975/2006	1990	1,039,120	342,678	99.6%	Boscov's, J.C. Penney, Macy's, Sears
100%	Fiesta Mall Mesa, Arizona	1979/2004	2009	926,325	408,134	91.3%	Dillard's, Macy's, Sears
100%	Flagstaff Mall Flagstaff, Arizona	1979/2002	2007	347,076	143,064	91.4%	Dillard's, J.C. Penney, Sears
50.1%	Freehold Raceway Mall Freehold, New Jersey	1990/2005	2007	1,665,399	873,775	96.8%	J.C. Penney, Lord & Taylor, Macy's, Nordstrom, Sears
100%	Fresno Fashion Fair Fresno, California	1970/1996	2006	956,296	395,415	95.9%	Forever 21(6), J.C. Penney, Macy's (two)
100%	Great Northern Mall(5) Clay, New York	1988/2005	—	894,061	564,073	89.4%	Macy's, Sears
100%	Green Tree Mall Clarksville, Indiana	1968/1975	2005	791,448	285,863	68.1%	Burlington Coat Factory, Dillard's J.C. Penney, Sears
100%	La Cumbre Plaza(4) Santa Barbara, California	1967/2004	1989	491,716	174,716	86.1%	Macy's, Sears
100%	Northridge Mall Salinas, California	1972/2003	1994	892,824	355,844	93.9%	Forever 21, J.C. Penney, Macy's, Sears
100%	Oaks, The Thousand Oaks, California	1978/2002	2009	1,104,132	546,639	98.1%	J.C. Penney, Macy's (two), Nordstorm
100%	Pacific View Ventura, California	1965/1996	2001	970,424	321,610	91.2%	J.C. Penney, Macy's, Sears, Target
100%	Panorama Mall Panorama, California	1955/1979	2005	314,305	149,305	99.4%	Wal-Mart
100%	Paradise Valley Mall Phoenix, Arizona	1979/2002	2009	1,152,333	372,204	88.0%	Costco, Dillard's, J.C. Penney, Macy's, Sears
100%	Prescott Gateway Prescott, Arizona	2002/2002	2004	589,854	345,666	84.6%	Dillard's, J.C. Penney, Sears
51.3%	Promenade at Casa Grande Casa Grande, Arizona	2007/—	2009	926,155	488,782	91.3%	Dillard's, J.C.Penney, Kohl's, Target
100%	Rimrock Mall Billings, Montana	1978/1996	1999	600,839	289,169	90.1%	Dillard's (two), Herberger's, J.C. Penney
100%	Rotterdam Square Schenectady, New York	1980/2005	1990	581,326	271,551	85.5%	K-Mart, Macy's, Sears
100%	Salisbury, Centre at Salisbury, Maryland	1990/1995	2005	856,895	359,479	94.4%	Boscov's, J.C. Penney, Macy's, Sears
84.9%	SanTan Village Regional Center Gilbert, Arizona	2007/—	2009	946,855	626,855	98.7%	Dillard's, Macy's
100%	Somersville Towne Center Antioch, California	1966/1986	2004	349,274	176,089	92.7%	Macy's, Sears
100%	South Plains Mall(5) Lubbock, Texas	1972/1998	1995	1,164,443	422,656	85.2%	Bealls, Dillard's (two), J.C. Penney, Sears
100%	South Towne Center Sandy, Utah	1987/1997	1997	1,278,378	501,866	95.8%	Dillard's, Forever 21, J.C. Penney, Macy's, Target
100%	Towne Mall Elizabethtown, Kentucky	1985/2005	1989	352,029	181,157	75.2%	Belk, J.C. Penney, Sears
100%	Twenty Ninth Street(4) Boulder, Colorado	1963/1979	2007	830,159	538,505	84.6%	Home Depot, Macy's
100%	Valley River Center(5) Eugene, Oregon	1969/2006	2007	916,134	340,070	91.6%	J.C. Penney, Macy's, Sports Authority

Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Anchors
100%	Valley View Center Dallas, Texas	1973/1996	2004	1,032,480	577,047	73.8%	J.C. Penney, Sears
100%	Victor Valley, Mall of(5) Victorville, California	1986/2004	2001	544,534	270,685	95.9%	Forever 21, J.C. Penney, Sears
100%	Vintage Faire Mall Modesto, California	1977/1996	2008	1,124,710	424,361	91.9%	Forever 21, J.C. Penney, Macy's (two), Sears
100%	Westside Pavilion Los Angeles, California	1985/1998	2007	739,822	381,694	97.5%	Macy's, Nordstrom
100%	Wilton Mall(5) Saratoga Springs, New York	1990/2005	1998	740,824	455,220	92.6%	The Bon-Ton, J.C. Penney, Sears

	Total/Average Consolidated Centers			29,258,142	13,340,444	91.2%

UNCONSOLIDATED JOINT VENTURE CENTERS (VARIOUS PARTNERS):
33.3%	Arrowhead Towne Center Glendale, Arizona	1993/2002	2004	1,196,849	389,072	95.8%	Dick's Sporting Goods, Dillard's, Forever 21, J.C. Penney, Macy's, Sears
50%	Biltmore Fashion Park Phoenix, Arizona	1963/2003	2006	578,992	273,992	84.2%	Macy's, Saks Fifth Avenue
50%	Broadway Plaza(4) Walnut Creek, California	1951/1985	1994	662,439	216,942	97.6%	Macy's (two), Nordstrom
50.1%	Corte Madera, Village at Corte Madera, California	1985/1998	2005	440,131	222,131	92.3%	Macy's, Nordstrom
50%	Desert Sky Mall(5) Phoenix, Arizona	1981/2002	2007	892,642	282,147	79.3%	Burlington Coat Factory, Dillard's, La Curacao, Sears
25%	FlatIron Crossing Broomfield, Colorado	2000/2002	2009	1,467,566	823,825	97.2%	Dick's Sporting Goods, Dillard's, Macy's, Nordstrom
50%	Inland Center(4) San Bernardino, California	1966/2004	2004	932,759	204,888	94.7%	Forever 21, Macy's, Sears
15%	Metrocenter Mall(4) Phoenix, Arizona	1973/2005	2006	1,121,718	594,469	77.7%	Dillard's, Macy's, Sears
50%	North Bridge, The Shops at(4) Chicago, Illinois	1998/2008	—	679,639	419,639	91.6%	Nordstrom
50%	NorthPark Center(4) Dallas, Texas	1965/2004	2005	1,947,956	895,636	95.0%	Barneys New York, Dillard's, Macy's, Neiman Marcus, Nordstrom
51%	Queens Center(4) Queens, New York	1973/1995	2004	967,840	411,116	98.1%	J.C. Penney, Macy's
50%	Ridgmar Fort Worth, Texas	1976/2005	2000	1,273,501	399,528	89.9%	Dillard's, J.C. Penney, Macy's, Neiman Marcus, Sears
50%	Scottsdale Fashion Square Scottsdale, Arizona	1961/2002	2009	1,939,632	955,306	90.4%	Barneys New York, Dillard's, Macy's, Neiman Marcus, Nordstrom
33.3%	Superstition Springs Center(4) Mesa, Arizona	1990/2002	2002	1,204,759	441,465	95.0%	Best Buy, Burlington Coat Factory, Dillard's, J.C. Penney, Macy's, Sears
50%	Tysons Corner Center(4) McLean, Virginia	1968/2005	2005	2,207,342	1,319,100	97.3%	Bloomingdale's, L.L. Bean, Lord & Taylor, Macy's, Nordstrom
19%	West Acres Fargo, North Dakota	1972/1986	2001	970,334	417,779	96.2%	Herberger's, J.C. Penney, Macy's, Sears

	Total/Average Unconsolidated Joint Venture Centers (Various Partners)			18,484,099	8,267,035	92.7%

PACIFIC PREMIER RETAIL TRUST(7):
51%	Cascade Mall Burlington, Washington	1989/1999	1998	586,585	262,349	87.8%	J.C. Penney, Macy's (two), Sears, Target
51%	Kitsap Mall Silverdale, Washington	1985/1999	1997	849,053	389,070	91.0%	J.C. Penney, Kohl's, Macy's, Sears
51%	Lakewood Center Lakewood, California	1953/1975	2001	2,033,670	968,323	92.4%	Costco, Forever 21, Home Depot, J.C. Penney, Macy's, Target
51%	Los Cerritos Center Cerritos, California	1971/1999	ongoing	1,143,613	488,010	98.4%	Forever 21, Macy's, Nordstrom, Sears

Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Anchors
51%	Redmond Town Center(4) Redmond, Washington	1997/1999	2004	1,276,583	1,166,583	94.6%	Macy's
51%	Stonewood Mall(4) Downey, California	1953/1997	1991	930,093	356,333	94.6%	J.C. Penney, Kohl's, Macy's, Sears
51%	Washington Square Portland, Oregon	1974/1999	2005	1,458,734	523,707	84.9%	Dick's Sporting Goods, J.C. Penney, Macy's, Nordstrom, Sears

	Total/Average Pacific Premier Retail Trust			8,278,331	4,154,375	92.5%

SDG MACERICH PROPERTIES, L.P.(7):
50%	Eastland Mall(4) Evansville, Indiana	1978/1998	1996	1,040,949	551,805	95.6%	Dillard's, J.C. Penney, Macy's
50%	Empire Mall(4) Sioux Falls, South Dakota	1975/1998	2000	1,364,921	619,399	96.4%	J.C. Penney, Kohl's, Macy's, Richman Gordman 1/2 Price, Sears, Target, Younkers
50%	Granite Run Mall Media, Pennsylvania	1974/1998	1993	1,032,675	531,866	86.7%	Boscov's, J.C. Penney, Sears
50%	Lake Square Mall Leesburg, Florida	1980/1998	1995	559,088	263,051	80.2%	Belk, J.C. Penney, Sears, Target
50%	Lindale Mall Cedar Rapids, Iowa	1963/1998	1997	688,616	383,053	92.1%	Sears, Von Maur, Younkers
50%	Mesa Mall Grand Junction, Colorado	1980/1998	2003	848,369	407,161	92.2%	Cabela's(8), Herberger's, J.C. Penney, Sears, Target
50%	NorthPark Mall Davenport, Iowa	1973/1998	2001	1,072,428	421,972	88.5%	Dillard's, J.C. Penney, Sears, Von Maur, Younkers
50%	Rushmore Mall Rapid City, South Dakota	1978/1998	1992	725,403	422,302	86.5%	Herberger's, J.C. Penney, Sears
50%	Southern Hills Mall Sioux City, Iowa	1980/1998	2003	792,737	479,160	86.5%	J.C. Penney, Sears, Younkers
50%	SouthPark Mall Moline, Illinois	1974/1998	1990	1,017,106	439,050	83.1%	Dillard's, J.C. Penney, Sears, Von Maur, Younkers
50%	SouthRidge Mall Des Moines, Iowa	1975/1998	1998	859,748	470,996	74.6%	J.C. Penney, Sears, Target, Younkers
50%	Valley Mall(5) Harrisonburg, Virginia	1978/1998	1992	506,333	191,255	85.9%	Belk, J.C. Penney, Target

	Total/Average SDG Macerich Properties, L.P.			10,508,373	5,181,070	88.0%

	Total/Average Unconsolidated Joint Venture Centers			37,270,803	17,602,480	91.3%

	Total/Average before Community Centers			66,528,945	30,942,924	91.3%

COMMUNITY / SPECIALTY CENTERS:
100%	Borgata, The(9) Scottsdale, Arizona	1981/2002	2006	93,706	93,706	72.2%	—
50%	Boulevard Shops(7) Chandler, Arizona	2001/2002	2004	184,822	184,822	98.4%	—
75%	Camelback Colonnade(5)(7) Phoenix, Arizona	1961/2002	1994	619,101	539,101	97.0%	—
100%	Carmel Plaza(9) Carmel, California	1974/1998	2006	110,954	110,954	67.7%	—
50%	Chandler Festival(7) Chandler, Arizona	2001/2002	—	503,572	368,375	94.4%	Lowe's
50%	Chandler Gateway(7) Chandler, Arizona	2001/2002	—	255,289	124,238	60.5%	The Great Indoors
50%	Chandler Village Center(7) Chandler, Arizona	2004/2002	2006	273,418	130,285	95.7%	Target
32.9%	Estrella Falls, The Market at(7) Goodyear, Arizona	2009/—	2009	233,692	233,692	91.9%	—
100%	Flagstaff Mall, The Marketplace at(4)(9) Flagstaff, Arizona	2007/—	—	267,527	146,997	72.6%	Home Depot
100%	Hilton Village(4)(9) Scottsdale, Arizona	1982/2002	—	96,956	96,956	86.4%	—
24.5%	Kierland Commons(7) Scottsdale, Arizona	1999/2005	2003	436,783	436,783	95.9%	—

Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Anchors
100%	Paradise Village Office Park II(9) Phoenix, Arizona	1982/2002	—	46,834	46,834	100.0%	—
34.9%	SanTan Village Power Center(7) Gilbert, Arizona	2004/—	2007	491,037	284,510	86.1%	Wal-Mart
100%	Tucson La Encantada(9) Tucson, Arizona	2002/2002	2005	249,890	249,890	88.8%	—

	Total/Average Community / Specialty Centers			3,863,581	3,047,143	89.7%

	Total before major development and redevelopment properties and other assets			70,392,526	33,990,067	91.1%

MAJOR DEVELOPMENT AND REDEVELOPMENT PROPERTIES(9):
100%	Northgate Mall San Rafael, California	1964/1986	2009 ongoing	712,771	242,440	(10)	Kohl's, Macy's, Sears
100%	Santa Monica Place Santa Monica, California	1980/1999	2009 ongoing	524,000	300,000	(10)	Bloomingdale's(11), Nordstrom(11)
100%	Shoppingtown Mall Dewitt, New York	1954/2005	2000	967,186	554,627	(10)	J.C. Penney, Macy's, Sears

	Total Major Development and Redevelopment Properties			2,203,957	1,097,067

OTHER ASSETS:
100%	Former Mervyn's(9)(12)	Various/2007	—	1,081,415	—	—	—
100%	Forever 21(9)(12)	Various/2007	—	479,726	—	—	—
100%	Kohl's(9)(12)	Various/2007	—	270,390	—	—	—
100%	Burlington Coat Factory(9)(12)(13)	Various/2007	—	83,232	—	—	—
100%	Paradise Village ground leases Phoenix, Arizona(9)	Various/2002	—	89,359	89,359	46.4%	—
30%	Wilshire Boulevard(7) Santa Monica, CA	1978/2007	—	40,000	40,000	100.0%	—

	Total Other Assets			2,044,122	129,359

	Grand Total at December 31, 2009			74,640,605	35,216,493

(1)
The Company's ownership interest in this table reflects its legal ownership interest but may not reflect its economic interest since each joint venture has various agreements regarding cash flow, profits and losses, allocations, capital requirements and other matters.

(2)
With respect to 69 Centers, the underlying land controlled by the Company is owned in fee entirely by the Company, or, in the case of Joint Venture Centers, by the joint venture property partnership or limited liability company. With respect to the remaining 17 Centers, the underlying land controlled by the Company is owned by third parties and leased to the Company, the property partnership or the limited liability company pursuant to long-term ground leases. Under the terms of a typical ground lease, the Company, the property partnership or the limited liability company pays rent for the use of the land and is generally responsible for all costs and expenses associated with the building and improvements. In some cases, the Company, the property partnership or the limited liability company has an option or right of first refusal to purchase the land. The termination dates of the ground leases range from 2011 to 2132.

(3)
Includes GLA attributable to Anchors (whether owned or non-owned) and Mall and Freestanding Stores as of December 31, 2009.

(4)
Portions of the land on which the Center is situated are subject to one or more ground leases.

(5)
These properties have a vacant Anchor location. The Company is currently seeking various replacement tenants and/or contemplating redevelopment opportunities for these vacant sites.

(6)
Forever 21 is scheduled to open a 154,000 square foot store at Fresno Fashion Fair in Summer 2010.

(7)
Included in Unconsolidated Joint Venture Centers.

(8)
Cabela's is scheduled to open a 75,000 square foot store at Mesa Mall in Spring 2010.

(9)
Included in Consolidated Centers.

(10)
Tenant spaces have been intentionally held off the market and remain vacant because of major development or redevelopment plans. As a result, the Company believes the percentage of mall and freestanding GLA leased at these major development properties is not meaningful data.

(11)
Santa Monica Place closed for redevelopment in January 2008 and is scheduled to reopen in August 2010 with a Bloomingdale's and a Nordstrom.

(12)
The Company owns a portfolio of 24 former Mervyn's stores located at shopping centers not owned by the Company. Of these 24 stores, six have been leased to Forever 21, three have been leased to Kohl's, one has been leased to Burlington Coat Factory and the remaining 14 former Mervyn's locations are vacant. The Company is currently seeking replacement tenants for these vacant sites. With respect to 12 of the 24 stores, the underlying land is owned in fee entirely by the Company. With respect to the remaining 12 stores, the underlying land is owned by third parties and leased to the Company pursuant to long-term building or ground leases. Under the terms of a typical building or ground lease, the Company pays rent for the use of the building or land and is generally responsible for all costs and expenses associated with the building and improvements. In some cases, the Company has an option or right of first refusal to purchase the land. The termination dates of the ground leases range from 2015 to 2027.

(13)
Burlington Coat Factory is scheduled to open an 83,232 square foot store at Chula Vista Center in March 2010, in a space previously occupied by Mervyn's.

Mortgage Debt

        The following table sets forth certain information regarding the mortgages encumbering the Centers, including those Centers in which the Company has less than a 100% interest. The information set forth below is as of December 31, 2009 (dollars in thousands):

Property Pledged as Collateral	Fixed or Floating	Annual Interest Rate(1)	Carrying Amount(1)	Annual Debt Service	Maturity Date	Balance Due on Maturity	Earliest Date Notes Can Be Defeased or Be Prepaid
Consolidated Centers:
Capitola Mall(2)	Fixed	7.13%	$35,550	$4,560	5/15/11	$32,724	Any Time
Carmel Plaza(3)	Fixed	8.15%	24,309	2,424	5/1/10	24,109	Any Time
Chandler Fashion Center(4)	Fixed	5.50%	163,028	12,514	11/1/12	152,097	Any Time
Chesterfield Towne Center(5)	Fixed	9.07%	52,369	6,576	1/1/24	1,087	Any Time
Danbury Fair Mall	Fixed	4.64%	163,111	14,700	2/1/11	155,205	Any Time
Deptford Mall	Fixed	5.41%	172,500	9,336	1/15/13	172,500	Any Time
Deptford Mall	Fixed	6.46%	15,451	1,212	6/1/16	13,877	Any Time
Fiesta Mall	Fixed	4.98%	84,000	4,092	1/1/15	84,000	Any Time
Flagstaff Mall	Fixed	5.03%	37,000	1,836	11/1/15	37,000	Any Time
Freehold Raceway Mall(4)	Fixed	4.68%	165,546	14,208	7/7/11	155,522	Any Time
Fresno Fashion Fair(6)	Fixed	6.76%	167,561	13,248	8/1/15	154,596	Any Time
Great Northern Mall	Fixed	5.11%	38,854	2,808	12/1/13	35,566	Any Time
Hilton Village	Fixed	5.27%	8,564	444	2/1/12	8,600	Any Time
La Cumbre Plaza(7)	Floating	2.11%	30,000	336	12/9/10	30,000	Any Time
Northgate, The Mall at(8)	Floating	6.90%	8,844	528	1/1/13	8,844	Any Time
Northridge Mall(9)	Fixed	8.20%	71,486	5,436	1/1/11	70,481	Any Time
Oaks, The(10)	Floating	2.28%	165,000	3,276	7/10/11	165,000	Any Time
Oaks, The(11)	Fixed	6.90%	88,297	2,071	7/10/11	88,297	Any Time
Oaks, The(11)	Floating	2.83%	3,927	77	7/10/11	3,297	Any Time
Pacific View	Fixed	7.20%	85,797	7,224	8/31/11	83,046	Any Time
Panorama Mall(12)	Floating	1.31%	50,000	552	2/28/10	50,000	Any Time
Paradise Valley Mall(13)	Floating	6.30%	85,000	4,680	8/31/12	82,250	Any Time
Prescott Gateway	Fixed	5.86%	60,000	3,468	12/1/11	60,000	Any Time
Promenade at Casa Grande(14)	Floating	1.70%	86,617	1,428	8/16/10	86,617	Any Time
Rimrock Mall	Fixed	7.57%	41,430	3,840	10/1/11	40,025	Any Time
Salisbury, Center at	Fixed	5.83%	115,000	6,660	5/1/16	115,000	Any Time
Santa Monica Place	Fixed	7.79%	76,652	7,272	11/1/10	75,544	Any Time
SanTan Village Regional Center(15)	Floating	2.93%	136,142	3,408	6/13/11	136,142	Any Time
Shoppingtown Mall	Fixed	5.01%	41,381	3,828	5/11/11	38,968	Any Time
South Plains Mall(16)	Fixed	9.49%	53,936	5,448	3/1/29	—	Any Time
South Towne Center	Fixed	6.39%	88,854	6,648	11/5/15	81,161	Any Time
Towne Mall	Fixed	4.99%	13,869	1,200	11/1/12	12,316	Any Time
Tucson La Encantada(2)	Fixed	5.84%	77,497	4,344	6/1/12	74,931	Any Time
Twenty Ninth Street(17)	Fixed	10.02%	106,703	5,604	3/25/11	104,425	Any Time
Valley River Center	Fixed	5.59%	120,000	6,696	2/1/16	120,000	Any Time
Valley View Center	Fixed	5.81%	125,000	7,152	1/1/11	125,000	Any Time
Victor Valley, Mall of(18)	Floating	2.09%	100,000	1,836	5/6/11	100,000	Any Time
Vintage Faire Mall	Fixed	7.92%	62,186	6,096	9/1/10	61,372	Any Time
Westside Pavilion(19)	Floating	3.24%	175,000	3,912	6/5/11	175,000	Any Time
Wilton Mall(20)	Fixed	11.08%	39,575	4,188	11/1/29	—	Any Time

			$3,236,036

Property Pledged as Collateral	Fixed or Floating	Annual Interest Rate(1)	Carrying Amount(1)	Annual Debt Service	Maturity Date	Balance Due on Maturity	Earliest Date Notes Can Be Defeased or Be Prepaid
Unconsolidated Joint Venture Centers (at Company's Pro Rata Share):
Arrowhead Towne Center (33.3%)	Fixed	6.38%	$25,416	$2,217	10/1/11	$24,060	Any Time
Biltmore Fashion Park (50%)	Fixed	8.25%	29,967	2,641	10/1/14	28,725	4/1/12
Boulevard Shops (50%)(21)	Floating	1.15%	10,700	123	12/17/10	10,700	Any Time
Broadway Plaza (50%)(2)	Fixed	6.12%	73,785	5,460	8/15/15	67,443	Any Time
Camelback Colonnade (75%)(22)	Floating	1.11%	31,125	293	10/9/10	31,125	Any Time
Cascade (51%)(23)	Fixed	5.28%	19,435	1,362	7/1/10	19,342	Any Time
Chandler Festival (50%)	Fixed	6.39%	14,850	1,086	11/1/15	14,145	Any Time
Chandler Gateway (50%)	Fixed	6.37%	9,450	691	11/1/15	9,001	Any Time
Chandler Village Center (50%)(24)	Floating	1.43%	8,643	112	1/15/11	8,643	Any Time
Corte Madera, The Village at (50.1%)	Fixed	7.27%	40,048	3,265	11/1/16	36,696	11/1/12
Desert Sky Mall (50%)(25)	Floating	1.33%	25,750	343	3/4/10	25,750	Any Time
Eastland Mall (50%)	Fixed	5.80%	84,000	4,867	6/1/16	84,000	Any Time
Empire Mall (50%)	Fixed	5.81%	88,150	5,104	6/1/16	88,150	Any Time
Estrella Falls, The Market at (32.9%)(26)	Floating	2.52%	11,590	231	6/1/11	11,590	Any Time
FlatIron Crossing (25%)(27)	Fixed	5.26%	45,144	3,306	12/1/13	41,047	Any Time
Granite Run (50%)	Fixed	5.84%	58,291	4,311	6/1/16	51,604	Any Time
Inland Center (50%)	Fixed	5.06%	25,602	1,280	2/11/11	25,602	Any Time
Kierland Greenway (24.5%)	Fixed	6.02%	15,035	1,144	1/1/13	13,679	Any Time
Kierland Main Street (24.5%)	Fixed	4.99%	3,696	184	1/2/13	3,507	Any Time
Kierland Tower Lofts (15%)(28)	Floating	3.25%	1,049	56	11/18/10	1,049	Any Time
Kitsap Mall/Place (51%)(23)	Fixed	8.14%	28,342	2,755	6/1/10	28,143	Any Time
Lakewood Center (51%)	Fixed	5.43%	127,500	6,899	6/1/15	127,500	Any Time
Los Cerritos Center (51%)(29)	Floating	1.12%	102,000	951	7/1/11	102,000	Any Time
Mesa Mall (50%)	Fixed	5.82%	43,625	2,528	6/1/16	43,625	Any Time
Metrocenter Mall (15%)(30)	Floating	1.71%	16,800	197	2/9/10	16,800	Any Time
Metrocenter Mall (15%)(31)	Floating	3.68%	3,240	119	2/9/10	3,240	Any Time
North Bridge, The Shops at (50%)(2)	Fixed	7.52%	102,037	8,600	6/15/16	94,258	Any Time
NorthPark Center (50%)(32)	Fixed	8.33%	40,514	3,996	5/10/12	38,919	Any Time
Northpark Center (50%)(32)	Fixed	5.97%	90,660	6,409	5/10/12	86,928	Any Time
NorthPark Land (50%)	Fixed	8.33%	39,133	3,860	5/10/12	37,592	Any Time
Pacific Premier Retail Trust (51%)(23)	Floating	7.28%	37,740	2,264	8/21/11	37,740	Any Time
Queens Center (51%)(33)	Fixed	7.78%	65,602	5,879	3/1/13	62,186	Any Time
Queens Center (51%)(6)(33)	Fixed	7.00%	106,708	9,736	3/1/13	99,094	Any Time
Redmond Office (51%)	Fixed	7.52%	31,213	3,057	5/15/14	27,561	Any Time
Ridgmar (50%)	Fixed	6.11%	28,700	1,743	4/11/10	28,700	Any Time
Rushmore (50%)	Fixed	5.82%	47,000	2,723	6/1/16	47,000	Any Time
SanTan Village Power Center (34.9%)	Fixed	5.33%	15,705	837	2/1/12	15,705	Any Time
Scottsdale Fashion Square (50%)	Fixed	5.66%	275,000	15,565	7/8/13	275,000	Any Time
Southern Hills (50%)	Fixed	5.82%	50,750	2,940	6/1/16	50,750	Any Time
Stonewood Mall (51%)	Fixed	7.44%	36,749	3,298	12/11/10	36,244	Any Time
Superstition Springs Center (33.3%)(34)	Floating	0.60%	22,498	136	9/9/10	22,498	Any Time
Tyson's Corner Center (50%)	Fixed	4.78%	162,411	11,232	2/17/14	146,711	Any Time
Valley Mall (50%)	Fixed	5.85%	22,670	118	6/1/16	20,085	Any Time
Washington Square (51%)	Fixed	6.04%	115,983	8,439	1/1/16	105,324	Any Time
Washington Square (51%)	Fixed	6.00%	10,085	734	1/1/16	9,159	Any Time
West Acres (19%)	Fixed	6.41%	12,543	1,069	10/1/16	10,316	Any Time
Wilshire Building (30%)	Fixed	6.35%	1,804	154	1/1/33	—	Any Time

			$2,258,738

(1)
The mortgage notes payable balances include the unamortized debt premiums (discounts). Debt premiums (discounts) represent the excess (deficiency) of the fair value of debt over (under) the principal value of debt assumed in various acquisitions. The debt premiums (discounts) are being amortized into interest expense over the term of the related debt, in a manner which approximates the effective interest method. The annual interest rate in the above table represents the effective interest rate, including the debt premiums (discounts), loan finance costs and notional amounts covered by interest rate swap agreements.

  The debt premiums (discounts) as of December 31, 2009 consisted of the following (dollars in thousands):

  Consolidated Centers

Property Pledged as Collateral
Danbury Fair Mall	$4,938
Deptford Mall	(36)
Freehold Raceway Mall	5,507
Great Northern Mall	(110)
Hilton Village	(36)
Shoppingtown Mall	1,565
Towne Mall	277

$12,105

  Unconsolidated Joint Venture Centers (at Company's Pro Rata Share)

Property Pledged as Collateral
Arrowhead Towne Center	$191
Kierland Greenway	444
Tysons Corner	2,366
Wilshire Building	(121)

$2,880

(2)
Northwestern Mutual Life ("NML") is the lender of this loan. NML is considered a related party as it is a joint venture partner with the Company in Broadway Plaza.

(3)
The loan was extended to May 1, 2010 and has extension options to extend the maturity date to May 1, 2011.

(4)
On September 30, 2009, 49.9% of the loan was assumed by a third party in connection with entering into a co-venture arrangement with that unrelated party. See "Recent Developments—Acquisitions and Dispositions".

(5)
In addition to monthly principal and interest payments, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property's gross receipts exceeds a base amount. Contingent interest expense recognized by the Company was ($331) for the year ended December 31, 2009.

(6)
NML is the lender for 50% of the loan.

(7)
The loan bears interest at LIBOR plus 0.88%. On December 30, 2009, the loan was extended to December 9, 2010 with extension options through June 9, 2012, subject to certain conditions. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 3.0% over the loan term. The total interest rate was 2.11% at December 31, 2009.

(8)
On December 29, 2009, the Company placed a construction loan on the property that allows for total borrowings of up to $60,000, bears interest at LIBOR plus 4.50% with a total interest rate floor of 6.0% and matures on January 1, 2013, with two one-year extension options. The loan includes an option for additional borrowings of up to $20,000, depending on certain conditions. At December 31, 2009, the total interest rate was 6.90%.

(9)
On June 1, 2009, the Company extended the loan until January 1, 2011 at an interest rate of 8.20%. On February 12, 2010, the entire loan was paid off.

(10)
The loan bears interest at LIBOR plus 1.75% and matures on July 10, 2011, with two one-year extension options. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 6.25% over the loan term. At December 31, 2009, the total interest rate was 2.28%.

(11)
The construction loan allows for total borrowings of up to $135,000, bears interest at LIBOR plus a spread of 1.75% to 2.10%, depending on certain conditions and matures on July 10, 2011, with two one-year extension options. The Company placed an interest rate swap agreement on the loan that effectively converts $88,297 of the loan amount from floating rate debt to fixed rate debt of 6.90% until April 15, 2010. At December 31, 2009, the total interest rate, excluding the swapped portion, was 2.83%.

(12)
The loan bears interest at LIBOR plus 0.85% and matures on February 28, 2010, with a one-year extension option. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 6.65% over the loan term. At December 31, 2009, the total interest rate was 1.31%. The Company is in the process of extending this loan.

(13)
On May 1, 2009, the existing loan was paid off in full. On August 31, 2009, the Company placed a new $85,000 loan on the property that bears interest at LIBOR plus 4.0% with a total interest rate floor of 5.50% and matures on August 31, 2012, with two one-year extension options. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 5.0% over the loan term. At December 31, 2009, the total interest rate was 6.30%.

(14)
The loan bears interest at LIBOR plus a spread of 1.20% to 1.40%, depending on certain conditions. The loan matures on August 16, 2010, with a one-year extension option, subject to certain conditions. At December 31, 2009, the total interest rate was 1.70%.

(15)
The construction loan on the property allows for total borrowings of up to $150,000 and bears interest at LIBOR plus a spread of 2.10% to 2.25%, depending on certain conditions. The loan matures on June 13, 2011, with two one-year extension options. At December 31, 2009, the total interest rate was 2.93%.

(16)
On March 1, 2009, the interest rate on the loan was increased from 7.49% to 9.49% and the loan was extended to March 1, 2029.

(17)
On March 25, 2009, the loan was modified to bear interest at LIBOR plus 3.40% and matures on March 25, 2011, with a one-year extension option. The Company placed an interest rate swap agreement on the loan that effectively converts the loan from floating rate debt to fixed rate debt of 10.02% until April 15, 2010.

(18)
The loan bears interest at LIBOR plus 1.60% and matures on May 6, 2011, with two one-year extension options. At December 31, 2009, the total interest rate on the new loan was 2.09%.

(19)
The loan bears interest at LIBOR plus 2.00% and matures on June 5, 2011, with two one-year extension options. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 5.50% until June 1, 2010. At December 31, 2009, the total interest rate on the loan was 3.24%.

(20)
On November 1, 2009, the interest rate on the loan was increased from 8.58% to 11.08% and the loan was extended to November 1, 2029.

(21)
The loan bears interest at LIBOR plus 0.90% and matures on December 17, 2010. At December 31, 2009, the total interest rate was 1.15%.

(22)
The loan bears interest at LIBOR plus 0.69% and matures on October 9, 2010. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 8.54% over the loan term. At December 31, 2009, the total interest rate was 1.11%.

(23)
On August 21, 2009, the joint venture replaced the existing loans on Redmond Town Center with a $74,000 loan draw on its credit facility that is cross-collateralized by Redmond Town Center, Cross Court Plaza and Northpoint Plaza, bears interest at LIBOR plus 4.0% with a 2.0% LIBOR floor and matures on August 21, 2011, with a one-year extension option. On February 1, 2010, the joint venture borrowed an additional $81,000 under the facility and paid off the existing loans on Cascade Mall, Kitsap Mall and Kitsap Place and added those properties as collateral. At December 31, 2009, the total interest rate was 7.28%.

(24)
The loan bears interest at LIBOR plus 1.00% and matures on January 15, 2011. At December 31, 2009, the total interest rate was 1.43%.

(25)
The loan bears interest at LIBOR plus 1.10% and matures on March 4, 2010, with a one-year extension option. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 7.65% over the term. At December 31, 2009, the total interest rate was 1.33%.

(26)
The construction loan allows for total borrowings of up to $80,000, bears interest at LIBOR plus a spread of 1.50% to 1.60%, depending on certain conditions, and matures on June 1, 2011, with two one-year extension options. At December 31, 2009, the total interest rate was 2.52%.

(27)
On September 3, 2009, 75.0% of the loan was assumed by third party in connection with a sale to that party of 75.0% of the underlying property. See "Recent Developments—Acquisitions and Dispositions".

(28)
The loan bears interest at LIBOR plus 3.0% and matures in November 2010. At December 31, 2009, the total interest rate was 3.25%.

(29)
The original loan bears interest at LIBOR plus 0.55% and matures in July 2011. On August 18, 2009, the joint ventured borrowed an additional $70,000 at a rate of LIBOR plus 0.90%. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 8.55% until July 1, 2010. At December 31, 2009, the total interest rate was 1.12%.

(30)
The loan bears interest at LIBOR plus 0.94% with a maturity date of February 9, 2010. The majority owner of the joint venture is currently negotiating with the lender. At December 31, 2009, the total interest rate was 1.71%.

(31)
The construction loan bears interest at LIBOR plus 3.45% with a maturity date of February 9, 2010. The majority owner of the joint venture is currently negotiating with the lender. At December 31, 2009, the total interest rate was 3.68%.

(32)
Contingent interest, as defined in the loan agreement, is due upon the occurrence of certain capital events and is equal to 15% of proceeds less a base amount.

(33)
On July 30, 2009, 49.0% of the loan was assumed by a third party in connection with a sale to that party of 49.0% of the underlying property. See "Recent Developments—Acquisitions and Dispositions".

(34)
The loan bears interest at LIBOR plus 0.37% and matures on September 9, 2010, with a one-year extension option. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 8.63% over the loan term. At December 31, 2009, the total interest rate was 0.60%.

ITEM 3.    LEGAL PROCEEDINGS

        None of the Company, the Operating Partnership, the Management Companies or their respective affiliates are currently involved in any material legal proceedings nor, to the Company's knowledge, are any material legal proceedings currently threatened against such entities or the Centers, other than routine litigation arising in the ordinary course of business, most of which is expected to be covered by liability insurance.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The common stock of the Company is listed and traded on the New York Stock Exchange under the symbol "MAC". The common stock began trading on March 10, 1994 at a price of $19 per share. In 2009, the Company's shares traded at a high of $38.22 and a low of $5.45.

        As of February 16, 2010, there were approximately 754 stockholders of record. The following table shows high and low closing prices per share of common stock during each quarter in 2009 and 2008 and dividends/distributions per share of common stock declared and paid by quarter:

	Market Quotation Per Share
			Dividends/ Distributions Declared/Paid
Quarter Ended	High	Low
March 31, 2009	$20.45	$5.45	$0.80
June 30, 2009	21.81	5.95	0.60	(1)
September 30, 2009	35.60	14.46	0.60	(1)
December 31, 2009	38.22	26.67	0.60	(1)
March 31, 2008	72.38	57.50	0.80
June 30, 2008	76.50	60.52	0.80
September 30, 2008	70.98	51.52	0.80
December 31, 2008	62.70	8.31	0.80

(1)
The dividend was paid 10% in cash and 90% in shares of common stock in accordance with stockholder elections (subject to proration).

        At December 31, 2008, the stockholders had converted all of the Company's outstanding shares of its Series A cumulative convertible redeemable preferred stock ("Series A Preferred Stock"). There was no established public trading market for the Series A Preferred Stock. The Series A Preferred Stock was issued on February 25, 1998. Preferred stock dividends were accrued quarterly and paid in arrears. The Series A Preferred Stock was convertible on a one for one basis into common stock and paid a quarterly dividend equal to the greater of $0.46 per share, or the dividend then payable on a share of common stock. No dividends could be declared or paid on any class of common or other junior stock to the extent that dividends on Series A Preferred Stock had not been declared and/or paid. The following table shows the dividends per share of Series A Preferred Stock declared and paid by quarter in 2008:

	Series A Preferred Stock Dividend
Quarter Ended	Declared	Paid
March 31, 2008	$0.80	$0.80
June 30, 2008	0.80	0.80
September 30, 2008	0.80	0.80
December 31, 2008	N/A	0.80

        To maintain its qualification as a REIT, the Company is required each year to distribute to stockholders at least 90% of its net taxable income after certain adjustments. Beginning during the second quarter of 2009, the Company paid its quarterly dividends in a combination of cash and shares of common stock, with the cash limited to 10% of the total dividend. Paying all or a portion of the dividend in a combination of cash and common stock would allow the Company to satisfy its REIT taxable income distribution requirement under existing requirements of the Code, while enhancing the Company's financial flexibility and balance sheet strength. The decision to declare and pay dividends on common stock in the future, as well as the timing, amount and composition of future dividends, will be determined in the sole discretion of the Company's board of directors and will depend on actual and projected cash flow, financial condition, funds from operations, earnings, capital requirements, the annual REIT distribution requirements, contractual prohibitions or other restrictions, applicable law and such other factors as the board of directors deems relevant. For example, under the Company's existing financing arrangements, the Company may pay cash dividends and make other distributions based on a formula derived from funds from operations (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations") and only if no default under the financing agreements has occurred, unless, under certain circumstances, payment of the distribution is necessary to enable the Company to continue to qualify as a REIT under the Code.

Stock Performance Graph

        The following graph provides a comparison, from December 31, 2004 through December 31, 2009, of the yearly percentage change in the cumulative total stockholder return (assuming reinvestment of dividends) of the Company, the Standard & Poor's ("S&P") 500 Index, the S&P Midcap 400 Index and the FTSE NAREIT Equity Index, an industry index of publicly-traded REITs (including the Company). The Company is providing the S&P Midcap 400 Index since it is a company within such index.

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

        Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
The Macerich Company	$100.00	$111.47	$149.27	$126.74	$34.88	$79.81
S&P 500 Index	100.00	104.91	121.48	128.16	80.74	102.11
S&P Midcap 400 Index	100.00	112.55	124.17	134.08	85.50	117.46
FTSE NAREIT Equity Index	100.00	112.16	151.49	127.72	79.53	101.79

Recent Sales of Unregistered Securities

        On December 4, 2009, the Company, as general partner of the Operating Partnership, issued 6,963 shares of common stock of the Company upon the redemption of 6,963 common partnership units of the Operating Partnership. These shares of common stock were issued in a private placement to two limited partners of the Operating Partnership, each an accredited investor, pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.    SELECTED FINANCIAL DATA

        The following sets forth selected financial data for the Company on a historical basis. The following data should be read in conjunction with the consolidated financial statements (and the notes thereto) of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations," each included elsewhere in this Form 10-K. All amounts are in thousands except per share data.

	Years Ended December 31,
	2009	2008	2007	2006	2005
OPERATING DATA:
Revenues:
Minimum rents(1)	$474,261	$528,571	$466,071	$429,343	$383,856
Percentage rents	16,631	19,048	25,917	23,817	23,596
Tenant recoveries	244,101	262,238	242,012	224,340	192,769
Management Companies	40,757	40,716	39,752	31,456	26,128
Other	29,904	30,298	27,090	28,355	22,287

Total revenues	805,654	880,871	800,842	737,311	648,636
Shopping center and operating expenses	258,174	281,613	253,258	230,463	200,305
Management Companies' operating expenses	79,305	77,072	73,761	56,673	52,840
REIT general and administrative expenses	25,933	16,520	16,600	13,532	12,106
Depreciation and amortization	262,063	269,938	209,101	193,589	168,917
Interest expense	267,045	295,072	260,862	259,958	226,432
(Gain) loss on early extinguishment of debt(2)	(29,161)	(84,143)	877	1,835	1,666

Total expenses	863,359	856,072	814,459	756,050	662,266
Equity in income of unconsolidated joint ventures(3)	68,160	93,831	81,458	86,053	76,303
Co-venture expense(4)	(2,262)	—	—	—	—
Income tax benefit (provision)(5)	4,761	(1,126)	470	(33)	2,031
Gain (loss) on sale or write down of assets	161,937	(30,911)	12,146	(84)	1,253

Income from continuing operations	174,891	86,593	80,457	67,197	65,957
Discontinued operations:(6)
(Loss) gain on sale or write down of assets	(40,171)	99,625	(2,376)	241,816	277
Income from discontinued operations	4,530	8,797	27,981	31,546	21,468

Total (loss) income from discontinued operations	(35,641)	108,422	25,605	273,362	21,745

Net income	139,250	195,015	106,062	340,559	87,702
Less net income (loss) attributable to noncontrolling interests	18,508	28,966	29,827	96,010	(11,953)

Net income attributable to the Company	120,742	166,049	76,235	244,549	99,655
Less preferred dividends	—	4,124	10,058	10,083	9,649
Less adjustment to redemption value of redeemable noncontrolling interests	—	—	2,046	17,062	183,620

Net income (loss) available to common stockholders	$120,742	$161,925	$64,131	$217,404	$(93,614)

Earnings per common share ("EPS") attributable to the Company—basic:
Income from continuing operations	$1.83	$0.92	$0.79	$0.64	$0.73
Discontinued operations	(0.38)	1.25	0.09	2.41	(2.33)

Net income (loss) available to common stockholders	$1.45	$2.17	$0.88	$3.05	$(1.60)

EPS attributable to the Company—diluted:(7)(8)
Income from continuing operations	$1.83	$0.92	$0.79	$0.72	$0.73
Discontinued operations	(0.38)	1.25	0.09	2.31	(2.33)

Net income (loss) available to common stockholders	$1.45	$2.17	$0.88	$3.03	$(1.60)

	As of December 31,
	2009	2008	2007	2006	2005
BALANCE SHEET DATA:
Investment in real estate (before accumulated depreciation)	$6,697,259	$7,355,703	$7,078,802	$6,356,156	$6,017,546
Total assets	$7,252,471	$8,090,435	$7,937,097	$7,373,676	$6,986,005
Total mortgage and notes payable	$4,531,634	$5,940,418	$5,703,180	$4,993,879	$5,424,730
Redeemable noncontrolling interests(9)	$20,591	$23,327	$322,619	$322,710	$306,700
Series A preferred stock(10)	$—	$—	$83,495	$98,934	$98,934
Equity(11)	$2,128,466	$1,641,884	$1,434,701	$1,653,578	$847,568
OTHER DATA:
Funds from operations ("FFO")—diluted(12)	$344,108	$461,515	$396,556	$383,122	$336,831
Cash flows provided by (used in):
Operating activities	$120,890	$251,947	$326,070	$211,850	$235,296
Investing activities	$302,356	$(558,956)	$(865,283)	$(126,736)	$(131,948)
Financing activities	$(396,520)	$288,265	$355,051	$29,208	$(20,349)
Number of Centers at year end	86	92	94	91	97
Regional Mall portfolio occupancy	91.3%	92.3%	93.1%	93.4%	93.3%
Regional Mall portfolio sales per square foot(13)	$407	$441	$467	$452	$417
Weighted average number of shares outstanding—EPS basic	81,226	74,319	71,768	70,826	59,279
Weighted average number of shares outstanding—EPS diluted(8)(9)	81,226	86,794	84,760	88,058	73,573
Distributions declared per common share	$2.60	$3.20	$2.93	$2.75	$2.63

(1)
Included in minimum rents is amortization of above and below-market leases of $9.6 million, $22.5 million, $10.3 million, $11.8 million and $10.7 million for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively.

(2)
The Company repurchased $89.1 million and $222.8 million of its Senior Notes during the years ended December 31, 2009 and 2008, respectively, that resulted in gain of $29.8 million and $84.1 million on the early extinguishment of debt for the years ended December 31, 2009 and 2008, respectively. The gain on early extinguishment of debt for the year ended December 31, 2009, was offset in part by a loss of $0.6 million on the early extinguishment of the term loan.

(3)
On July 30, 2009, the Company sold a 49% ownership interest in Queens Center to a third party for approximately $152.7 million, resulting in a gain on sale of assets of $154.2 million. The Company used the proceeds from the sale of the ownership interest in the property to pay down the term loan and for general corporate purposes. As of the date of the sale, the Company has accounted for the operations of Queens Center under the equity method of accounting.

On September 3, 2009, the Company formed a joint venture with a third party, whereby the Company sold a 75% interest in FlatIron Crossing and received approximately $123.8 million in cash proceeds for the overall transaction. The Company used the proceeds from the sale of the ownership interest in the property to pay down the term loan and for general corporate purposes. As part of this transaction, the Company issued three warrants for an aggregate of approximately 1.3 million shares of common stock of the Company. (See Note 15—Stockholders' Equity in the Company's Notes to the Consolidated Financial Statements). As of the date of the sale, the Company has accounted for the operations of FlatIron Crossing under the equity method of accounting.

(4)
On September 30, 2009, the Company formed a joint venture with a third party, whereby the third party acquired a 49.9% interest in Freehold Raceway Mall and Chandler Fashion Center. The Company received approximately $174.6 million in cash proceeds for the overall transaction. The Company used the proceeds from this transaction to pay down the Company's line of credit and for general corporate purposes. As part of this transaction, the Company issued a warrant for an aggregate of approximately 0.9 million shares of common stock of the Company. (See Note 15—Stockholders' Equity in the Notes to the Company's Consolidated Financial Statements). The transaction has been accounted for as a profit-sharing arrangement, and accordingly the assets, liabilities and operations of the properties remain on the books of the Company and a co-venture obligation was established for the amount of $168.2 million representing the net cash proceeds received from the third party less costs allocated to the warrant.

(5)
The Company's Taxable REIT Subsidiaries are subject to corporate level income taxes (See Note 24—Income Taxes in the Company's Notes to the Consolidated Financial Statements).

(6)
Discontinued operations include the following:

On January 5, 2005, the Company sold Arizona Lifestyle Galleries. The sale of this property resulted in a gain on sale of asset of $0.3 million. The results of operations for the period January 1, 2005 to January 5, 2005 have been reclassified to discontinued operations.

On June 9, 2006, the Company sold Scottsdale 101 and the results for the period January 1, 2006 to June 9, 2006 and for the year ended December 31, 2005 have been classified as discontinued operations. The sale of Scottsdale 101 resulted in a gain on sale of asset of $62.7 million.

The Company sold Park Lane Mall on July 13, 2006 and the results for the period January 1, 2006 to July 13, 2006 and for the year ended December 31, 2005 have been classified as discontinued operations. The sale of Park Lane Mall resulted in a gain on sale of asset of $5.9 million.

The Company sold Greeley Mall and Holiday Village Mall in a combined sale on July 27, 2006, and the results for the period January 1, 2006 to July 27, 2006 and the year ended December 31, 2005 have been classified as discontinued operations. The sale of these properties resulted in a gain on sale of assets of $28.7 million.

The Company sold Great Falls Marketplace on August 11, 2006, and the results for the period January 1, 2006 to August 11, 2006 and for the year ended December 31, 2005 have been classified as discontinued operations. The sale of Great Falls Marketplace resulted in a gain on sale of asset of $11.8 million.

The Company sold Citadel Mall, Crossroads Mall and Northwest Arkansas Mall in a combined sale on December 29, 2006, and the results for the period January 1, 2006 to December 29, 2006 and the year ended December 31, 2005 have been classified as discontinued operations. The sale of these properties resulted in a gain on sale of assets of $132.7 million.

In addition, the Company recorded an additional loss of $2.4 million in 2007 related to the sale of properties in 2006.

On January 1, 2008, MACWH, LP, a subsidiary of the Operating Partnership, at the election of the holders, redeemed the 3.4 million participating convertible preferred units ("PCPUs") in exchange for the 16.32% noncontrolling interest in the Non-Rochester Properties, in exchange for the Company's ownership interest in the Rochester Properties. As a result of the Rochester Redemption, the Company recognized a gain of $99.1 million on the exchange (See Note 17—Discontinued Operations—Rochester Redemption in the Company's Notes to the Consolidated Financial Statements).

The Company sold the fee simple and/or ground leasehold interests in three former Mervyn's stores to Pacific Premier Retail Trust, one of its joint ventures, on December 19, 2008, and the results for the period of January 1, 2008 to December 19, 2008 and for the year ended December 31, 2007 have been classified as discontinued operations. The sale of these interests resulted in a gain on sale of assets of $1.5 million.

In June 2009, the Company recorded an impairment charge of $26.0 million, as it relates to the fee and/or ground leasehold interests in five former Mervyn's stores due to the anticipated loss on the sale of these properties in July 2009. The Company subsequently sold the properties in July 2009 for $52.7 million in total proceeds, resulting in an additional $0.5 million loss related to transaction costs. The Company used the proceeds from the sales to pay down the Company's term loan and for general corporate purposes.

In June 2009, the Company recorded an impairment charge of $1.0 million, as it related to the anticipated loss on the sale of Village Center, a 170,801 square foot urban village property, in July 2009. The Company subsequently sold the property on July 14, 2009 for $11.9 million in total proceeds, resulting in a gain of $0.1 million related to a change in estimate in transaction costs. The Company used the proceeds from the sale to pay down the term loan and for general corporate purposes.

On September 29, 2009, the Company sold a leasehold interest in a former Mervyn's store for $4.5 million, resulting in a gain on sale of $4.1 million. The Company used the proceeds from the sale to pay down the Company's line of credit and for general corporate purposes.

During the fourth quarter of 2009, the Company sold five non-core community centers for $71.3 million, resulting in an aggregate loss on sales of $16.9 million. The Company used the proceeds from these sales to pay down the Company's line of credit and for general corporate purposes.

The Company has classified the results of operations and gain or loss on sale for all of the above dispositions during the year ended December 31, 2009 as discontinued operations for the years ended December 31, 2009, 2008, 2007, 2006 and 2005.

Total revenues and income from discontinued operations were:

	Years Ended December 31,
(Dollars in millions)	2009	2008	2007	2006	2005
Revenues:
Scottsdale/101	$—	$—	$0.1	$4.7	$9.8
Park Lane Mall	—	—	—	1.5	3.1
Holiday Village	—	0.3	0.2	2.9	5.2
Greeley Mall	—	—	—	4.3	7.0
Great Falls Marketplace	—	—	—	1.8	2.7
Citadel Mall	—	—	—	15.7	15.3
Northwest Arkansas Mall	—	—	—	12.9	12.6
Crossroads Mall	—	—	—	11.5	10.9
Mervyn's	3.0	11.8	0.5	—	—
Rochester Properties	—	—	83.1	80.0	51.7
Village Center	0.9	2.0	2.1	1.9	1.9
Village Plaza	1.8	2.1	2.1	2.1	1.9
Village Crossroads	2.1	2.6	2.7	2.2	1.8
Village Square I	0.6	0.7	0.7	0.7	0.7
Village Square II	1.3	1.9	1.9	1.8	1.8
Village Fair North	3.3	3.6	3.7	3.5	3.4

Total	$13.0	$25.0	$97.1	$147.5	$129.8

Income from operations:
Scottsdale/101	$—	$—	$—	$0.8	$0.2
Park Lane Mall	—	—	—	—	0.8
Holiday Village	—	0.3	0.2	1.2	2.8
Greeley Mall	—	—	(0.1)	0.6	0.9
Great Falls Marketplace	—	—	—	1.1	1.7
Citadel Mall	—	—	(0.1)	2.5	1.8
Northwest Arkansas Mall	—	—	—	3.4	2.9
Crossroads Mall	—	—	—	2.3	3.2
Mervyn's	—	2.5	0.2	—	—
Rochester Properties	—	—	21.9	14.5	3.9
Village Center	0.4	0.6	0.6	0.6	0.2
Village Plaza	0.8	1.3	1.1	1.1	0.7
Village Crossroads	1.1	1.4	1.5	1.1	0.6
Village Square I	0.2	0.3	0.4	0.4	0.2
Village Square II	0.4	0.8	0.9	0.9	0.5
Village Fair North	1.6	1.6	1.4	1.0	1.1

Total	$4.5	$8.8	$28.0	$31.5	$21.5

(7)
Assumes the conversion of Operating Partnership units to the extent they are dilutive to the EPS computation. It also assumes the conversion of MACWH, LP common and preferred units to the extent that they are dilutive to the EPS computation.

(8)
Includes the dilutive effect, if any, of share and unit-based compensation plans and Senior Notes calculated using the treasury stock method and the dilutive effect, if any, of all other dilutive securities calculated using the "if converted" method.

(9)
Redeemable noncontrolling interests include the PCPUs and other redeemable equity interests not included within equity.

(10)
The holder of the Series A Preferred Stock converted approximately 0.6 million, 0.7 million, 1.3 million and 1.0 million shares to common shares on October 18, 2007, May 6, 2008, May 8, 2008 and September 17, 2008, respectively. As of December 31, 2008, there was no Series A Preferred Stock outstanding.

(11)
Equity includes the noncontrolling interests in the Operating Partnership, nonredeemable interests in consolidated joint ventures and common and non-participating preferred units of MACWH, L.P.

(12)
The Company uses FFO in addition to net income to report its operating and financial results and considers FFO and FFO—diluted as supplemental measures for the real estate industry and a supplement to Generally Accepted Accounting Principles ("GAAP") measures. The National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss) computed in accordance with GAAP, excluding gains (or losses) from extraordinary items and sales of depreciated operating properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. The Company also adjusts FFO for the noncontrolling interest due to redemption value on the Rochester Properties (See Note 17—Discontinued Operations in the Company's Notes to the Consolidated Financial Statements.)

FFO and FFO on a fully diluted basis are useful to investors in comparing operating and financial results between periods. This is especially true since FFO excludes real estate depreciation and amortization as the Company believes real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time. In addition, consistent with the key objective of FFO as a measure of operating performance, the adjustment of FFO for the noncontrolling interest in redemption value provides a more meaningful measure of the Company's operating performance between periods without reference to the non-cash charge related to the adjustment in noncontrolling interest due to redemption value. The Company believes that such a presentation also provides investors with a more meaningful measure of its operating results in comparison to the operating results of other REITS. Further, FFO on a fully diluted basis is one of the measures investors find most useful in measuring the dilutive impact of outstanding convertible securities.

FFO does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net income as defined by GAAP and is not indicative of cash available to fund all cash flow needs. The Company also cautions that FFO as presented may not be comparable to similarly titled measures reported by other real estate investment trusts.

Management compensates for the limitations of FFO by providing investors with financial statements prepared according to GAAP, along with this detailed discussion of FFO and a reconciliation of FFO and FFO-diluted to net income available to common stockholders. Management believes that to further understand the Company's performance, FFO should be compared with the Company's reported net income and considered in addition to cash flows in accordance with GAAP, as presented in the Company's Consolidated Financial Statements. For disclosure of net income, the most directly comparable GAAP financial measure, for the periods presented and a reconciliation of FFO and FFO—diluted to net income, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations."

The computation of FFO—diluted includes the effect of share and unit-based compensation plans and convertible senior notes calculated using the treasury stock method. It also assumes the conversion of MACWH, LP common and preferred units and all other securities to the extent that they are dilutive to the FFO computation (See Note 16—Acquisitions in the Company's Notes to the Consolidated Financial Statements). On February 25, 1998, the Company sold $100 million of its Series A Preferred Stock. The Preferred Stock was convertible on a one-for-one basis for common stock. The Series A Preferred Stock then outstanding was dilutive to FFO for all periods presented and was dilutive to net income in 2006.

(13)
Sales are based on reports by retailers leasing Mall Stores and Freestanding Stores for the trailing 12 months for tenants which have occupied such stores for a minimum of 12 months. Sales per square foot are based on tenants 10,000 square feet and under for Regional Malls. Year ended 2007 sales per square foot were $467 after giving effect to the Rochester Redemption and including The Shops at North Bridge.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Overview and Summary

        The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, the Operating Partnership. As of December 31, 2009, the Operating Partnership owned or had an ownership interest in 72 regional shopping centers and 14 community shopping centers totaling approximately 75 million square feet of GLA. These 86 regional and community shopping centers are referred to hereinafter as the "Centers," unless the context otherwise requires. The Company is a self-administered and self-managed REIT and conducts all of its operations through the Operating Partnership and the Company's Management Companies.

        The following discussion is based primarily on the consolidated financial statements of the Company for the years ended December 31, 2009, 2008 and 2007. It compares the results of operations and cash flows for the year ended December 31, 2009 to the results of operations and cash flows for the year ended December 31, 2008. Also included is a comparison of the results of operations and cash flows for the year ended December 31, 2008 to the results of operations and cash flows for the year ended December 31, 2007. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

        On January 1, 2008, a subsidiary of the Operating Partnership, at the election of the holders, redeemed its 3.4 million Class A participating convertible preferred units ("PCPUs"). As a result of the redemption, the Company received the 16.32% noncontrolling interest in the portion of the Wilmorite portfolio acquired on April 25, 2005 that included Danbury Fair Mall, Freehold Raceway Mall, Great Northern Mall, Rotterdam Square, Shoppingtown Mall, Towne Mall, Tysons Corner Center and Wilton Mall, collectively, referred to as the "Non-Rochester Properties," for total consideration of $224.4 million, in exchange for the Company's ownership interest in the portion of the Wilmorite portfolio that consisted of Eastview Mall, Eastview Commons, Greece Ridge Center, Marketplace Mall and Pittsford Plaza, collectively referred to as the "Rochester Properties." Included in the redemption consideration was the assumption of the remaining 16.32% noncontrolling interest in the indebtedness of the Non-Rochester Properties, which had an estimated fair value of $106.0 million. In addition, the Company also received additional consideration of $11.8 million, in the form of a note, for certain working capital adjustments, extraordinary capital expenditures, leasing commissions, tenant allowances, and decreases in indebtedness during the Company's period of ownership of the Rochester Properties. The Company recognized a gain of $99.1 million on the exchange. This exchange is referred to herein as the "Rochester Redemption."

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

        On May 20, 2008, the Company purchased a fee simple interest in a 161,350 square foot Boscov's department store at Deptford Mall in Deptford, New Jersey. The total purchase price of $23.5 million was funded by the assumption of the existing $15.2 million mortgage note on the property and by borrowings under the Company's line of credit. This transaction is referred to herein as the "2008 Acquisition Property."

        On June 11, 2008, the Company became a 50% owner in a joint venture that acquired One Scottsdale, which plans to develop a mixed-use property in Scottsdale, Arizona. The Company's share of the purchase price was $52.5 million, which was funded by borrowings under the Company's line of credit.

        On December 19, 2008, the Company sold a fee and/or ground leasehold interest in three freestanding Mervyn's department stores to Pacific Premier Retail Trust, one of the Company's joint ventures, for $43.4 million, resulting in a gain on sale of assets of $1.5 million. The proceeds were used to pay down the Company's line of credit.

        In June 2009, the Company recorded an impairment charge of $1.0 million, related to the anticipated loss on the sale of Village Center, a 170,801 square foot urban village property, in July 2009. The Company subsequently sold the property on July 14, 2009 for $11.9 million in total proceeds, resulting in a gain of $0.1 million related to a change in estimate in transaction costs. The Company used the proceeds from the sale to pay down the term loan and for general corporate purposes.

        On July 30, 2009, the Company sold a 49% ownership interest in Queens Center to a third party for approximately $152.7 million, resulting in a gain on sale of assets of $154.2 million. The Company used the proceeds from the sale of the ownership interest in the property to pay down the Company's term loan and for general corporate purposes. As of the date of the sale, the Company has accounted for the operations of Queens Center under the equity method of accounting.

        On September 3, 2009, the Company formed a joint venture with a third party whereby the Company sold a 75% interest in FlatIron Crossing. As part of this transaction, the Company issued three warrants for an aggregate of 1,250,000 shares of common stock of the Company (See Note 15—Stockholders' Equity in the Notes to Company's Consolidated Financial Statements.) The Company received $123.8 million in cash proceeds for the overall transaction, of which $8.1 million was attributed to the warrants. The proceeds attributable to the interest sold exceeded the Company's carrying value in the interest sold by $28.7 million. However, due to certain contractual rights afforded to the buyer of the interest in FlatIron Crossing, the Company has only recognized a gain on sale of $2.5 million. The Company used the proceeds from the sale of the ownership interest to pay down the term loan and for general corporate purposes. As of the date of the sale, the Company has accounted for the operations of FlatIron Crossing under the equity method of accounting.

        Queens Center and FlatIron Crossing are referred to herein as the "Joint Venture Centers."

        On September 30, 2009, the Company formed a joint venture with a third party, whereby the third party acquired a 49.9% interest in Freehold Raceway Mall and Chandler Fashion Center. The Company received approximately $174.6 million in cash proceeds for the overall transaction. The Company used the proceeds from this transaction to pay down the Company's line of credit and for general corporate purposes. As part of this transaction, the Company issued a warrant for an aggregate of 935,358 shares of common stock of the Company. (See Note 15—Stockholders' Equity in the Company's Notes to Consolidated Financial Statements). The transaction has been accounted for as a profit-sharing arrangement, and accordingly the assets, liabilities and operations of the properties remain on the books of the Company and a co-venture obligation has been established for the amount of $168.2 million representing the net cash proceeds received from the third party less costs allocated to the warrant.

        During the fourth quarter of 2009, the Company sold five non-core community centers for $71.3 million, resulting in aggregate loss on sales of $16.9 million. The Company used the proceeds from these sales to pay down the Company's line of credit and for general corporate purposes.

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

        In September 2008, the Company recorded a write-down of $5.2 million due to the anticipated rejection of six of the Company's leases by Mervyn's. In addition, the Company terminated its former plan to sell the 29 Mervyn's stores located at shopping centers not owned or managed by the Company. (See Note 17—Discontinued Operations in the Company's Notes to the Consolidated Financial Statements). The Company's decision was based on current conditions in the credit market and the assumption that a better return could be obtained by holding and operating the assets. As a result of the change in plans to sell, the Company recorded a loss of $5.3 million in order to adjust the carrying value of these assets for depreciation expense that otherwise would have been recognized had these assets been continuously classified as held and used.

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

        On December 19, 2008, the Company sold a fee and/or ground leasehold interest in three former Mervyn's stores to Pacific Premier Retail Trust, one of its joint ventures, for $43.4 million, resulting in a gain on sale of assets of $1.5 million. The Company's pro rata share of the proceeds was used to pay down the Company's line of credit.

        In June 2009, the Company recorded an impairment charge of $26.0 million, as it relates to the fee and/or ground leasehold interests in five former Mervyn's stores due to the anticipated loss on the sale of these properties in July 2009. The Company subsequently sold the properties in July 2009 for $52.7 million in total proceeds, resulting in an additional $0.5 million loss related to transaction costs. The Company used the proceeds from the sales to pay down the Company's term loan and for general corporate purposes.

        On September 29, 2009, the Company sold a leasehold interest in a former Mervyn's store for $4.5 million, resulting in a gain on sale of $4.1 million. The Company used the proceeds from the sale to pay down the Company's line of credit and for general corporate purposes.

        The Mervyn's stores acquired in 2007 and 2008 are referred to herein as the "Mervyn's Properties."

  Redevelopment and Development Activity:

        Northgate Mall, the Company's 712,771 square foot regional mall in Marin County, California, opened the first phase of its redevelopment on November 12, 2009. New anchor Kohl's was joined by retailers H&M, BJ's Restaurant, Children's Place, Chipotle, Gymboree, Hot Topic, PacSun, Panera Bread, See's Candies, Sunglass Hut, Tilly's and Vans. As of December 31, 2009, the Company incurred approximately $66.5 million of redevelopment costs for this Center and is estimating it will incur approximately $12.5 million of additional costs in 2010.

        Santa Monica Place in Santa Monica, California, is scheduled to open in August 2010 with anchors Bloomingdale's and Nordstrom. The Company recently announced deals with Tony Burch, Ben Bridge Jewelers and Charles David. As of December 31, 2009, the Company incurred approximately $163.2 million of redevelopment costs for this Center and is estimating it will incur approximately $101.8 million of additional costs in 2010.

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

        Some of these estimates and assumptions include judgments on revenue recognition, estimates for common area maintenance and real estate tax accruals, provisions for uncollectible accounts, impairment of long-lived assets, the allocation of purchase price between tangible and intangible assets, and estimates for environmental matters. The Company's significant accounting policies are described in more detail in Note 2—Summary of Significant Accounting Policies in the Company's Notes to the Consolidated Financial Statements. However, the following policies are deemed to be critical.

  Revenue Recognition:

        Minimum rental revenues are recognized on a straight-line basis over the term of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight line rent adjustment." Currently, 57% of the mall and freestanding leases contain provisions for CPI rent increases periodically throughout the term of the lease. The Company believes that using an annual multiple of CPI increases, rather than fixed contractual rent increases, results in revenue recognition that more closely matches the cash revenue from each lease and will provide more consistent rent growth throughout the term of the leases. Percentage rents are recognized when the tenants' specified sales targets have been met. Estimated recoveries from certain tenants for their pro rata share of real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred. Other tenants pay a fixed rate and these tenant recoveries' revenues are recognized on a straight-line basis over the term of the related leases.

  Property:

        The Company capitalizes costs incurred in redevelopment and development of properties. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. Capitalized costs are allocated to the specific components of a project that are benefited. The Company considers a construction project as completed and held available for occupancy and ceases capitalization of costs when the areas under development have been substantially completed.

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

  Accounting for Acquisitions:

        The Company first determines the value of land and buildings utilizing an "as if vacant" methodology. The Company then assigns a fair value to any debt assumed at acquisition. The balance of the purchase price is allocated to tenant improvements and identifiable intangible assets or liabilities. Tenant improvements represent the tangible assets associated with the existing leases valued on a fair market value basis at the acquisition date prorated over the remaining lease terms. The tenant improvements are classified as an asset under property and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases which come in three forms: (i) leasing commissions and legal costs, which represent the value associated with "cost avoidance" of acquiring in-place leases, such as lease commissions paid under terms generally experienced in the Company's markets; (ii) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the "assumed vacant" property to the occupancy level when purchased; and (iii) above or below market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks. Leasing commissions and legal costs are recorded in deferred charges and other assets and are amortized over the remaining lease terms. The value of in-place leases are recorded in deferred charges and other assets and amortized over the remaining lease terms plus an estimate of renewal of the acquired leases. Above or below market leases are classified in deferred charges and other assets or in other accrued liabilities, depending on whether the contractual terms are above or below market, and the asset or liability is amortized to minimum rents over the remaining terms of the leases.

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

        The Company reviews its investments in unconsolidated joint ventures for a series of operating losses and other factors that may indicate that a decrease in the value of its investments has occurred which is other-than-temporary. The investment in each unconsolidated joint venture is evaluated periodically, and as deemed necessary, for recoverability and valuation declines that are other than temporary.

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

Results of Operations

        Many of the variations in the results of operations, discussed below, occurred due to the transactions described above including the 2008 Acquisition Property, the Joint Venture Centers, the Mervyn's Properties and the Redevelopment Centers. For the comparison of the year ended December 31, 2009 to the year ended December 31, 2008, the "Same Centers" include all Consolidated Centers, excluding the 2008 Acquisition Property, the Mervyn's Properties, the Joint Venture Centers and the Redevelopment Centers as defined below. For the comparison of the year ended December 31, 2008 to the year ended December 31, 2007, the "Same Centers" include all consolidated Centers, excluding the 2008 Acquisition Property, the Mervyn's Properties and the Redevelopment Centers.

        For the comparison of the year ended December 31, 2009 to the year ended December 31, 2008, the "Redevelopment Centers" include The Oaks, Northgate Mall, Santa Monica Place and Shoppingtown Mall. For the comparison of the year ended December 31, 2008 to the year ended December 31, 2007, the "Redevelopment Centers" include The Oaks, Northgate Mall, Santa Monica Place, Shoppingtown Mall, Westside Pavilion, The Marketplace at Flagstaff, SanTan Village Regional Center and Promenade at Casa Grande.

        The U.S. economy, the real estate industry as a whole, and the local markets in which the Centers are located have in recent years experienced adverse economic conditions, resulting in an economic recession as well as disruptions in the capital and credit markets. These difficult economic conditions have adversely impacted consumer spending levels and the operating results of the Company's tenants. Regional Mall sales per square foot for 2009 declined by approximately 8% from 2008 to a level of $407 per square foot, continuing the downward trend that began in 2007. Regional Mall portfolio occupancy also has declined since 2007, with occupancy at December 31, 2009 at 91.3% compared to 92.3% at December 31, 2008. The Company's ability to lease space and negotiate rents at advantageous rates has been, and may continue to be, adversely affected in this type of economic environment, and more tenants may seek rent relief. The spread between rents on executed leases and expiring leases remains positive but decreased in 2009 compared to 2008. While the Company cannot predict how long these adverse conditions will continue, a further continuation could harm the Company's business, results of operations and financial condition.

Comparison of Years Ended December 31, 2009 and 2008

  Revenues:

        Minimum and percentage rents (collectively referred to as "rental revenue") decreased by $56.7 million, or 10.4%, from 2008 to 2009. The decrease in rental revenue is attributed to a decrease of $32.1 million from the Joint Venture Centers, $26.9 million from the Mervyn's Properties and $7.4 million from the Same Centers which is offset in part by an increase of $8.9 million from the Redevelopment Centers and $0.8 million from the 2008 Acquisition Property. The decrease in rental revenue from the Mervyn's Properties is due to the rejection of 22 leases by Mervyn's under the bankruptcy laws in 2008, offset in part by the assumption of 23 of the Mervyn's leases by Kohls and Forever 21 as well as the sale of six of the Mervyn's stores in 2009. The Company is currently seeking replacement tenants for the remainder of the vacant Mervyn's spaces. If these spaces are not leased, this trend will continue throughout 2010. The decrease in Same Centers rental revenue is primarily attributed to a decrease in occupancy, a decrease in amortization of above and below market leases and a decrease in percentage rents due to a decrease in retail sales.

        Rental revenue includes the amortization of above and below market leases, the amortization of straight-line rents and lease termination income. The amortization of above and below market leases decreased from $22.5 million in 2008 to $9.6 million in 2009. The amortization of straight-lined rents increased from $4.5 million in 2008 to $6.5 million in 2009. Lease termination income increased from $9.6 million in 2008 to $16.2 million in 2009. The decrease in the amortization of above and below market leases is primarily due to the early termination of Mervyn's leases in 2008 (See "Management's Overview and Summary—Mervyn's.").

        Tenant recoveries decreased $18.1 million, or 6.9%, from 2008 to 2009. The decrease in tenant recoveries is attributed to a decrease of $12.7 million from the Joint Venture Centers, $4.3 million from the Same Centers and $4.0 million from the Mervyn's Properties offset in part by an increase of $2.7 million from the Redevelopment Centers and $0.2 million from the 2008 Acquisition Property. The decrease in Same Centers is due to a decrease in recoverable operating expenses, utilities and property taxes.

  Shopping Center and Operating Expenses:

        Shopping center and operating expenses decreased $23.4 million, or 8.3%, from 2008 to 2009. The decrease in shopping center and operating expenses is attributed to a decrease of $15.1 million from the Joint Venture Centers and $10.1 million from the Same Centers offset in part by an increase of $1.5 million from the Redevelopment Centers and $0.3 million from the 2008 Acquisition Property. The decrease in Same Centers is due to a decrease in recoverable operating expenses, utilities and property taxes.

  Management Companies' Operating Expenses:

        Management Companies' operating expenses increased $2.2 million from 2008 to 2009 due to severance costs paid in connection with the implementation of the Company's workforce reduction plan in 2009.

  REIT General and Administrative Expenses:

        REIT general and administrative expenses increased by $9.4 million from 2008 to 2009. The increase is primarily due to $7.3 million in transaction and other related costs relating to the Chandler Fashion Center and Freehold Raceway Mall transaction (See "Management Overview and Summary—Acquisitions and Dispositions") and $1.5 million in other compensation costs incurred in 2009.

  Depreciation and Amortization:

        Depreciation and amortization decreased $7.9 million from 2008 to 2009. The decrease in depreciation and amortization is primarily attributed to a decrease of $11.4 million from the Mervyn's Properties and $8.5 million from the Joint Venture Centers offset in part by an increase of $4.6 million from the Same Centers, $2.9 million from the Redevelopment Centers and $0.3 million from the 2008 Acquisition Property. Included in the decrease of depreciation and amortization of Mervyn's Properties is the write-off of intangible assets as a result of the early termination of Mervyn's leases in 2008 (See "Management's Overview and Summary—Mervyn's.")

  Interest Expense:

        Interest expense decreased $28.0 million from 2008 to 2009. The decrease in interest expense was primarily attributed to a decrease of $12.1 million from the Senior Notes, $10.9 million from the Joint Venture Centers, $10.8 million from borrowings under the Company's line of credit and $9.0 million from the term loan offset in part by an increase of $8.5 million from the Redevelopment Centers, $5.7 million from the Same Centers and $0.6 million from the 2008 Acquisition Property.

        The decrease in interest expense on the Senior Notes is due to a reduction of weighted average outstanding principal balance from 2008 to 2009. The decrease in interest expense on the Company's line of credit was due to a decrease in average outstanding borrowings during 2009, due in part, to the proceeds from sale of the 2009 joint venture transactions (See "Management's Overview and Summary—Acquisitions and Dispositions") and the equity offering in 2009. (See "Liquidity and Capital Resources".)

        The above interest expense items are net of capitalized interest, which decreased from $33.3 million in 2008 to $21.3 million in 2009 due to a decrease in redevelopment activity in 2009 and a reduction in the cost of borrowing.

  Gain on Early Extinguishment of Debt:

        Gain on early extinguishment of debt decreased from $84.1 million in 2008 to $29.2 million in 2009. The reduction in gain reflects a decrease in the amount of Senior Notes repurchased in 2009 compared to 2008. (See "Liquidity and Capital Resources").

  Equity in Income of Unconsolidated Joint Ventures:

        Equity in income of unconsolidated joint ventures decreased $25.7 million from 2008 to 2009. The decrease in equity in income from joint ventures is primarily attributed to $9.1 million of termination fee income received in 2008 and $7.6 million related to a write-down of assets at certain joint venture Centers in 2009.

  Gain (loss) on Sale or Write-down of Assets:

        The gain (loss) on sale or write-down of assets increased from a loss of $30.9 million in 2008 to a gain of $161.9 million in 2009. The gain is primarily attributed to the gain of $156.7 million related to the sale of ownership interests in the Joint Venture Centers (See "Management's Overview and Summary—Acquisitions and Dispositions"), the impairment charge of $19.2 million in 2008 to reduce the carrying value of land held for development and a $5.3 million adjustment in 2008 to reduce the carrying value of Mervyn's stores that the Company had previously classified as held for sale (See "Management's Overview and Summary—Mervyn's").

  Discontinued Operations:

        The Company recorded a loss from discontinued operations of $35.6 million in 2009 compared to income of $108.4 million in 2008. The reduction in income is primarily attributed to the $99.1 million gain from the Rochester Redemption in 2008 (See "Management's Overview and Summary—Acquisitions and Dispositions") and the loss on sale or write-down of assets of $40.2 million in 2009.

  Net Income Attributable to Noncontrolling Interests:

        Net income attributable to noncontrolling interests decreased from $29.0 million in 2008 to $18.5 million in 2009. The decrease in net income from noncontrolling interests is attributable to $16.3 million from the Rochester Redemption in 2008 and an increase in income from continuing operations.

  Funds From Operations:

        Primarily as a result of the factors mentioned above, FFO—diluted decreased 25.4% from $461.5 million in 2008 to $344.1 million in 2009. For disclosure of net income, the most directly comparable GAAP financial measure, for the periods and a reconciliation of FFO and FFO—diluted to net income available to common stockholders, see "Funds from Operations."

  Operating Activities:

        Cash provided by operations decreased from $251.9 million in 2008 to $120.9 million in 2009. The decrease was primarily due to changes in assets and liabilities in 2008 compared to 2009, an increase in accounts payable and other accrued liabilities and the results at the Centers as discussed above.

  Investing Activities:

        Cash from investing activities increased from a deficit of $559.0 million in 2008 to a surplus of $302.4 million in 2009. The increase in cash provided by investing activities was primarily due to an increase in proceeds from the sale of assets of $370.3 million, a decrease in capital expenditures of $337.8 million, a decrease in contributions to unconsolidated joint ventures of $110.7 million and an increase in distributions from unconsolidated joint ventures of $27.4 million.

        The increase in proceeds from the sale of assets is due to the sale of the ownership interests in the Joint Venture Centers. The decrease in capital expenditures is primarily due to the purchase of a ground leasehold and fee simple interest in two Mervyn's stores in 2008 and the decrease in development activity in 2009. The decrease in contributions to unconsolidated joint ventures is primarily due to the Company's purchase of a pro rata share of The Shops at North Bridge for $155.0 million in 2008. See "Management's Overview and Summary—Acquisitions and Dispositions" for a discussion of the acquisition of The Shops at North Bridge, the Joint Venture Centers and Mervyn's.

  Financing Activities:

        Cash flows from financing activities decreased from a surplus of $288.3 million in 2008 to a deficit of $396.5 million in 2009. The decrease in cash from financing activities was primarily attributed to decreases in cash provided by mortgages, bank and other notes payable of $1.3 billion and cash payments on mortgages, bank and other notes payable of $177.8 million offset in part by the net proceeds from the common stock offering in 2009 of $343.5 million, the decrease in dividends and distributions (See "Liquidity and Capital Resources") of $179.0 million and the contribution from a co-venture partner of $168.2 million. (See "Management's Overview and Summary—Acquisitions and Dispositions.")

Comparison of Years Ended December 31, 2008 and 2007

  Revenues:

        Rental revenue increased by $55.6 million, or 11.3%, from 2007 to 2008. The increase in rental revenue is attributed to an increase of $37.4 million from the Mervyn's Properties, $13.9 million from the Redevelopment Centers, $3.0 million from the Same Centers and $1.3 million from the 2008 Acquisition Property. The increase in the revenues from the Same Centers is primarily due to rent escalations and lease renewals at higher rents, which was offset by decreases in lease termination income, amortization of straight-line rents and amortization of above and below market leases. The increase in the revenues from the Same Centers was also offset by a decrease of $6.3 million in percentage rents due to a decrease in retail sales.

        The amortization of above and below market leases increased from $10.3 million in 2007 to $22.5 million in 2008. The amortization of straight-lined rents decreased from $6.7 million in 2007 to

$4.5 million in 2008. Lease termination income decreased from $9.7 million in 2007 to $9.6 million in 2008. The increase in above and below market leases is primarily due to the early termination of Mervyn's leases in 2008 (See "Management's Overview and Summary—Mervyn's").

        Tenant recoveries increased $20.2 million, or 8.4%, from 2007 to 2008. The increase in tenant recoveries is attributed to an increase of $9.7 million from the Same Centers, $5.5 million from the Mervyn's Properties, $4.7 from the Redevelopment Centers and $0.3 million from the 2008 Acquisition Property.

        Management Companies' revenues increased by $1.0 million from 2007 to 2008, primarily due to increased management fees received from the joint ventures, additional third party management contracts and increased development fees from joint ventures.

  Shopping Center and Operating Expenses:

        Shopping center and operating expenses increased $28.4 million, or 11.2%, from 2007 to 2008. The increase in shopping center and operating expenses is attributed to an increase of $13.1 million from the Same Centers, $10.0 million from the Mervyn's Properties, $5.0 million from the Redevelopment Centers and $0.3 million from the 2008 Acquisition Property. The increase in Same Centers is primarily due to an increase in recoverable utility expenses and property taxes and a $2.0 million increase in bad debt expense.

  Management Companies' Operating Expenses:

        Management Companies' operating expenses increased $3.3 million from 2007 to 2008, in part as a result of the additional costs of managing the joint ventures and third party managed properties.

  REIT General and Administrative Expenses:

        REIT general and administrative expenses decreased by $0.1 million from 2007 to 2008. The decrease is primarily due to a decrease in share and unit-based compensation expense in 2008.

  Depreciation and Amortization:

        Depreciation and amortization increased $60.8 million from 2007 to 2008. The increase in depreciation and amortization is primarily attributed to an increase of $37.7 million from the Mervyn's Properties, $12.0 million from the Redevelopment Centers, $6.8 million from the Same Centers and $0.6 million from the 2008 Acquisition Property. Included in the increase of depreciation and amortization of Mervyn's Properties is the write-off of $32.9 million of intangible assets as a result of the early termination of Mervyn's leases. (See "Management's Overview and Summary—Mervyn's".)

  Interest Expense:

        Interest expense increased $34.2 million from 2007 to 2008. The increase in interest expense was primarily attributed to an increase of $17.9 million from borrowings under the Company's line of credit, $7.8 million from the Senior Notes, $6.3 million from the Redevelopment Centers, and $5.5 million from the Same Centers. The increase in interest expense was offset in part by a decrease of $3.8 million from term loans.

        The increase in interest expense on the Company's line of credit was due to an increase in average outstanding borrowings during 2008, in part, because of the purchase of The Shops at North Bridge, the Mervyn's Properties and the 2008 Acquisition Property and the repurchase and retirement of Senior Notes in 2008, which is offset in part by lower LIBOR rates and spreads. The increase in interest expense on the Senior Notes is due to a full year of interest expense in 2008 compared to

2007. The decrease in interest expense on term loans was due to the repayment of the $250 million loan in 2007.

        The above interest expense items are net of capitalized interest, which increased from $32.0 million in 2007 to $33.3 million in 2008 due to an increase in redevelopment activity in 2008.

  (Gain) Loss on Early Extinguishment of Debt:

        The Company recorded a gain of $84.1 million on the early extinguishment of $222.8 million of the Senior Notes in 2008. In 2007, the Company recorded a $0.9 million loss from the early extinguishment of the $250 million term loan (See "Liquidity and Capital Resources").

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

  (Loss) Gain on Sale or Write-down of Assets:

        The Company recorded a loss on sale or write down of assets of $30.9 million in 2008 relating to an $8.7 million write-off of development costs on projects the Company has determined not to pursue, a $19.2 million impairment charge to reduce the carrying value of land held for development and a $5.3 million adjustment to reduce the carrying value of Mervyn's stores that the Company had previously classified as held for sale (See "Management's Overview and Summary—Mervyn's"). The gain on sale or write-down of assets in 2007 of $12.1 million is primarily related to gains on sales of land.

  Discontinued Operations:

        Income from discontinued operations increased $82.8 million from 2007 to 2008. The increase is primarily due to the $99.1 million gain from the Rochester Redemption in 2008. See "Management's Overview and Summary—Acquisitions and Dispositions." As a result of the Rochester Redemption, the Company classified the results of operations for these properties to discontinued operations for all periods presented.

  Net Income Attributable to Noncontrolling Interests:

        Net income attributable to noncontrolling interests decreased from $29.8 million in 2007 to $29.0 million in 2008. The decrease in income from noncontrolling interests is attributable to $16.3 million from the Rochester Redemption and $0.6 million related to the consolidated joint ventures offset in part by an increase of $16.0 million from the Operating Partnership. The increase in net income attributable to noncontrolling interests in the Operating Partnership is due to an increase in net income from $106.1 million in 2007 to $195.0 million in 2008 offset in part by a decrease in the weighted average interest of the Operating Partnership not owned by the Company from 15.0% in 2007 compared to 14.4% in 2008. The decrease in the weighted average interest in the Operating Partnership not owned by the Company is primarily attributed to the conversion of 3,067,131 preferred shares into common shares in 2008 (See Note 14—Cumulative Convertible Redeemable Preferred Stock in the Company's Notes to the Consolidated Financial Statements) and the repurchase of 807,000 shares in 2007 (See Note 15—Stockholders Equity—Stock Repurchase Program in the Company's Notes to the Consolidated Financial Statements).

  Funds From Operations:

        Primarily as a result of the factors mentioned above, FFO—diluted increased 16.4% from $396.6 million in 2007 to $461.5 million in 2008. For disclosure of net income, the most directly comparable GAAP financial measure, for the periods and a reconciliation of FFO and FFO—diluted to net income available to common stockholders, see "Funds from Operations."

  Operating Activities:

        Cash flow from operations decreased from $326.1 million in 2007 to $251.9 million in 2008. The decrease was primarily due to changes in assets and liabilities in 2007 compared to 2008, an increase in distributions of income from unconsolidated joint ventures and the results at the Centers as discussed above.

  Investing Activities:

        Cash used in investing activities decreased from $865.3 million in 2007 to $559.0 million in 2008. The decrease in cash used in investing activities was primarily due to a decrease in capital expenditures of $507.7 million and acquisition deposits of $51.9 million offset by a decrease in distributions from unconsolidated joint ventures of $132.5 million and an increase in contributions to unconsolidated joint ventures. The decrease in capital expenditures is primarily due to the purchase of the Mervyn's portfolio for $400.2 million in 2007. The decrease in acquisition deposits and the increase in contributions to unconsolidated joint ventures is primarily due to the Company's purchase of a pro rata share of The Shops at North Bridge for $155.0 million in 2008 (See "Management's Overview and Summary—Acquisitions and Dispositions".) The decrease in distributions from unconsolidated joint ventures is due to the receipt of the Company's pro rata share of loan proceeds from the refinance transactions at various unconsolidated joint ventures in 2007.

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

Liquidity and Capital Resources

        The Company anticipates meeting its liquidity needs for its operating expenses and debt service and dividend requirements through cash generated from operations, working capital reserves and/or borrowings under its unsecured line of credit. Additional liquidity will be provided if the Company decides to continue to pay a portion of its dividends in stock throughout 2010. For example, the Company announced that payment of a portion of its next quarterly dividend will be in stock, which is payable on March 22, 2010. The form, timing and or amount of future dividends will be at the discretion of the Company's Board of Directors. The completion of the Company's stock offering in October 2009, which raised net proceeds of approximately $383.4 million, as well as the closing of three joint venture transactions during the third quarter of 2009, which raised proceeds of approximately $434.0 million, provided the Company with additional liquidity in 2009. (See Item 1. Business—Recent Developments—"Acquisitions and Dispositions" and "Financing Activity.") Furthermore, by reducing the Company's quarterly dividend to $0.60 per share and paying 90% of that dividend in equity in 2009, the Company reduced the cash amount of its dividends and distributions by $212.5 million and funded these dividends and distributions from cash flow provided by operations.

        The following tables summarize capital expenditures and lease acquisition costs incurred at the Centers for the years ended December 31:

(Dollars in thousands)	2009	2008	2007
Consolidated Centers:
Acquisitions of property and equipment	$11,001	$87,516	$387,899
Development, redevelopment and expansion of Centers	216,615	446,119	545,926
Renovations of Centers	9,577	8,541	31,065
Tenant allowances	10,830	14,651	27,959
Deferred leasing charges	19,960	22,263	21,611

	$267,983	$579,090	$1,014,460

Unconsolidated Joint Venture Centers (at Company's pro rata share):
Acquisitions of property and equipment	$5,443	$294,416	$24,828
Development, redevelopment and expansion of Centers	57,019	60,811	33,492
Renovations of Centers	4,165	3,080	10,495
Tenant allowances	5,092	13,759	15,066
Deferred leasing charges	3,852	4,997	4,181

	$75,571	$377,063	$88,062

        Management expects levels to be incurred in future years for tenant allowances and deferred leasing charges to be comparable or less than 2009 and that capital for those expenditures will be available from working capital, cash flow from operations, borrowings on property specific debt or unsecured corporate borrowings. The Company expects to incur between $150 million and $200 million in 2010 for development, redevelopment, expansion and renovations. Capital for these major expenditures, developments and/or redevelopments has been, and is expected to continue to be, obtained from a combination of equity or debt financings, which include borrowings under the Company's line of credit and construction loans. In addition, the Company has generated additional liquidity in the past through joint venture transactions and the sale of non-core assets, and may continue to do so in the future, as evidenced by the non-core asset sales in 2009 and the recent sale of ownership interests in Queens Center, FlatIron Crossing, Freehold Raceway Mall and Chandler Fashion Center, to joint venture partners.

        Recent turmoil in the capital and credit markets, however, has significantly limited access to debt and equity financing for many companies. As demonstrated by the Company's recent activity, including its October 2009 equity offering, the Company was able to access capital throughout 2009; however, there is no assurance the Company will be able to do so in future periods or on similar terms and conditions. Many factors impact the Company's ability to access capital, such as its overall debt level, interest rates, interest coverage ratios and prevailing market conditions. As a result of the current state of the capital and commercial lending markets, the Company may be required to finance more of its business activities with borrowings under its line of credit rather than with public and private unsecured debt and equity securities, fixed-rate mortgage financing and other traditional sources. In addition, in the event that the Company has significant tenant defaults as a result of the overall economy and general market conditions, the Company could have a decrease in cash flow from operations, which could create further borrowings under its line of credit. These events could result in an increase in the Company's proportion of variable-rate debt, which would cause it to be subject to interest rate fluctuations in the future. (See "Risk Factors—We depend on external financings for our growth and ongoing debt service requirements" included in Part I, Item 1A of this Annual Report on Form 10-K).

        The Company's total outstanding loan indebtedness at December 31, 2009 was $6.8 billion (including $1.3 billion of unsecured debt and $2.3 billion of its pro rata share of joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgages payable collateralized by individual properties. Approximately $247.2 million of the Company's indebtedness matures in 2010 (excluding loans with extensions and refinancing transactions that have recently closed). The Company expects that all 2010 debt maturities will be refinanced, extended and/or paid off from the Company's line of credit.

        On March 16, 2007, the Company issued $950 million in Senior Notes that mature on March 15, 2012. The Senior Notes bear interest at 3.25%, payable semiannually, are senior to unsecured debt of the Company and are guaranteed by the Operating Partnership. During the year ended December 31, 2009, the Company repurchased and retired $89.1 million of the Senior Notes and as a result recorded a gain of $29.8 million on early extinguishment of debt. The repurchases were funded by additional borrowings on the Company's line of credit. The carrying value of the Senior Notes at December 31, 2009 was $614.2 million. See Note 11—Bank and Other Notes Payable in the Company's Notes to the Consolidated Financial Statements.

        The Company has a $1.5 billion revolving line of credit that matures on April 25, 2010. The Company is in the process of exercising the available one-year extension option under this facility that will extend the maturity date through April 25, 2011. The interest rate on the line of credit fluctuates between LIBOR plus 0.75% to LIBOR plus 1.10% depending on the Company's overall leverage. The Company has an interest rate swap agreement that effectively fixed the interest rate on $400.0 million of the outstanding balance of the line of credit at 6.08% until maturity. In addition, the Company has another interest rate swap agreement that effectively fixed the interest rate on $255.0 million of the line of credit at 6.13% until April 15, 2010. As of December 31, 2009, borrowings outstanding were $655.0 million at an average interest rate, of 6.10%. The Company has access to the remaining balance of its $1.5 billion line of credit.

        On April 25, 2005, the Company obtained a five year, $450.0 million term loan bearing interest at LIBOR plus 1.50%. The term loan was repaid during the year ended December 31, 2009 from the proceeds of the sales of interests in Queens Center and FlatIron Crossing (See "Management's Overview and Summary—Acquisitions and Dispositions,") and through additional borrowings under the Company's line of credit.

        On October 27, 2009, the Company completed an offering of 12,000,000 newly issued shares of its common stock, as well as an additional 1,800,000 newly issued shares of common stock in connection with the underwriters' exercise of its over-allotment option. The net proceeds of the offering, after giving effect to the issuance and sale of all 13,800,000 shares of common stock at an initial price to the public of $29.00 per share, were approximately $383.4 million after deducting underwriting discounts, commissions and other transaction costs. The Company used the net proceeds of the offering to pay down the line of credit.

        At December 31, 2009, the Company was in compliance with all applicable loan covenants.

        At December 31, 2009, the Company had cash and cash equivalents available of $93.3 million.

  Off-Balance Sheet Arrangements

        The Company has an ownership interest in a number of unconsolidated joint ventures as detailed in Note 4 to the Company's Consolidated Financial Statements included herein. The Company accounts for those investments that it does not have a controlling interest in or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the Consolidated Balance Sheets of the Company as "Investments in Unconsolidated Joint Ventures." A pro rata share of the mortgage debt on these properties is shown in "Item 2. Properties—Mortgage Debt."

        In addition, certain joint ventures also have debt that could become recourse debt to the Company or its subsidiaries, in excess of the Company's pro rata share, should the joint ventures be unable to discharge the obligations of the related debt. The following reflects the maximum amount of debt principal under those joint ventures that could recourse to the Company at December 31, 2009 (in thousands):

Property	Recourse Debt	Maturity Date
Boulevard Shops	$4,280	12/17/2010
Chandler Village Center	4,375	1/15/2011
The Market at Estrella Falls	8,795	6/1/2011

	$17,450

        Additionally, as of December 31, 2009, the Company is contingently liable for $26.4 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

  Contractual Obligations

        The following is a schedule of contractual obligations as of December 31, 2009 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)	$4,783,542	$1,079,367	$2,649,943	$266,563	$787,669
Operating lease obligations(1)	858,042	11,592	24,343	25,405	796,702
Purchase obligations(1)	40,159	40,159	—	—	—
Other long-term liabilities(2)	233,595	176,706	3,818	4,126	48,945

	$5,915,338	$1,307,824	$2,678,104	$296,094	$1,633,316

(1)
See Note 19—Commitments and Contingencies in the Company's Notes to the Consolidated Financial Statements.

(2)
Amount includes $2,420 of unrecognized tax benefits. See Note 24—Income Taxes in the Company's Notes to the Consolidated Financial Statements.

Funds From Operations

        The Company uses FFO in addition to net income to report its operating and financial results and considers FFO and FFO—diluted as supplemental measures for the real estate industry and a supplement to GAAP measures. NAREIT defines FFO as net income (loss) computed in accordance with GAAP, excluding gains (or losses) from extraordinary items and sales of depreciated operating properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. The Company also adjusts FFO for the noncontrolling interest due to redemption value on the Rochester Properties. (See Note 17—Discontinued Operations in the Company's Notes to the Consolidated Financial Statements.)

        FFO and FFO on a fully-diluted basis are useful to investors in comparing operating and financial results between periods. This is especially true since FFO excludes real estate depreciation and amortization as the Company believes real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time. In addition, consistent with the key objective of FFO as a measure of operating performance, the adjustment of FFO for the noncontrolling interest in redemption value provides a more meaningful measure of the Company's operating performance between periods without reference to the non-cash charge related to the adjustment in noncontrolling interest due to redemption value. The Company believes that such a presentation also provides investors with a more meaningful measure of its operating results in comparison to the operating results of other REITS. Further, FFO on a fully diluted basis is one of the measures investors find most useful in measuring the dilutive impact of outstanding convertible securities.

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

        Management compensates for the limitations of FFO by providing investors with financial statements prepared according to GAAP, along with this detailed discussion of FFO and a reconciliation of FFO and FFO-diluted to net income available to common stockholders. Management believes that to further understand the Company's performance, FFO should be compared with the Company's reported net income and considered in addition to cash flows in accordance with GAAP, as presented in the Company's Consolidated Financial Statements.

        The following reconciles net income (loss) available to common stockholders to FFO and FFO—diluted (dollars and shares in thousands):

	2009	2008	2007	2006	2005
Net income (loss)—available to common stockholders	$120,742	$161,925	$64,131	$217,404	$(93,614)
Adjustments to reconcile net income to FFO—basic:
Noncontrolling interest in the Operating Partnership	17,517	27,230	11,238	40,827	(22,001)
Gain on sale or write-down of consolidated assets(1)	(121,766)	(68,714)	(9,771)	(241,732)	(1,530)
Adjustment for redemption value of redeemable noncontrolling interests	—	—	2,046	17,062	183,620
Add: gain on undepreciated assets—consolidated assets(1)	4,762	798	8,047	8,827	1,068
Add: noncontrolling interest share of gain on sale of consolidated joint ventures(1)	310	185	760	36,831	239
Less: write-down of consolidated assets(1)	(28,434)	(27,445)	—	—	—
Loss (gain) on sale of assets from unconsolidated joint ventures (pro rata)(2)	7,642	(3,432)	(400)	(725)	(1,954)
Add: (loss) gain on sale of undepreciated assets—from unconsolidated joint ventures (pro rata)(2)	(152)	3,039	2,793	725	2,092
Add noncontrolling interest on sale of undepreciated consolidated joint ventures	—	487	—	—	—
Less write down of unconsolidated joint ventures (pro rata)(2)	(7,501)	(94)	—	—	—
Depreciation and amortization on consolidated assets	266,164	279,339	231,860	232,219	205,971
Less: depreciation and amortization attributable to noncontrolling interest on consolidated joint ventures	(7,871)	(3,395)	(4,769)	(5,422)	(5,873)
Depreciation and amortization on unconsolidated joint ventures (pro rata)(2)	106,435	96,441	88,807	82,745	73,247
Less: depreciation on personal property	(13,740)	(9,952)	(8,244)	(15,722)	(14,724)

FFO—basic(3)	344,108	456,412	386,498	373,039	326,541
Additional adjustments to arrive at FFO—diluted:
Impact of convertible preferred stock	—	4,124	10,058	10,083	9,649
Impact of non-participating convertible preferred units	—	979	—	—	641

FFO—diluted	$344,108	$461,515	$396,556	$383,122	$336,831

Weighted average number of FFO shares outstanding for:
FFO—basic(3)	93,010	86,794	84,467	84,138	73,250
Adjustments for the impact of dilutive securities in computing FFO—diluted:
Convertible preferred stock	—	1,447	3,512	3,627	3,627
Non-participating convertible preferred units	—	205	—	—	197
Share and unit-based compensation plans	—	—	293	293	323

FFO—diluted(4)	93,010	88,446	88,272	88,058	77,397

(1)
The net total of these line items equal the loss (gain) on sales of depreciated assets. These line items are included in this reconciliation to provide the Company's investors with more detailed information and do not represent a departure from FFO as defined by NAREIT.

(2)
Unconsolidated assets are presented at the Company's pro rata share.

(3)
Calculated based upon basic net income as adjusted to reach basic FFO. As of December 31, 2009, 2008, 2007, 2006 and 2005, 12.0 million, 11.6 million, 12.5 million, 13.2 million and 13.5 million of aggregate OP Units were outstanding, respectively.

(4)
The computation of FFO—diluted shares outstanding includes the effect of share and unit-based compensation plans and the Senior Notes using the treasury stock method. It also assumes the conversion of MACWH, LP common and preferred units to the extent that they are dilutive to the FFO computation. On February 25, 1998, the Company sold $100 million of its Series A Preferred Stock. The holder of the Series A Preferred Stock converted 0.6 million, 0.7 million, 1.3 million and 1.0 million shares to common shares on October 18, 2007, May 6, 2008, May 8, 2008 and September 17, 2008, respectively. The preferred stock was convertible on a one-for-one basis for common stock. The then outstanding preferred shares were assumed converted for purposes of 2008, 2007, 2006 and 2005 FFO—diluted as they were dilutive to that calculation.

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

        The following table sets forth information as of December 31, 2009 concerning the Company's long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV") (dollars in thousands):

	For the years ended December 31,
	2010	2011	2012	2013	2014	Thereafter	Total	FV
CONSOLIDATED CENTERS:
Long term debt:
Fixed rate(1)	$855,277	$976,400	$868,099	$242,209	$10,025	$739,093	$3,691,103	$3,348,649
Average interest rate	6.40%	6.38%	5.49%	5.57%	8.33%	6.57%	6.27%
Floating rate	166,617	581,070	92,844	—	—	—	840,531	809,558
Average interest rate	1.66%	2.70%	6.36%				2.96%

Total debt—Consolidated Centers	$1,021,894	$1,557,470	$960,943	$242,209	$10,025	$739,093	$4,531,634	$4,158,207

UNCONSOLIDATED JOINT VENTURE CENTERS:
Long term debt (at Company's pro rata share):
Fixed rate	$131,374	$69,068	$181,323	$524,105	$211,657	$870,076	$1,987,603	$1,939,839
Average interest rate	6.79%	5.82%	6.98%	6.13%	5.67%	6.09%	6.18%
Floating rate	107,922	163,213	—	—	—	—	271,135	267,100
Average interest rate	1.18%	2.71%					2.10%

Total debt—Unconsolidated Joint Venture Centers	$239,296	$232,281	$181,323	$524,105	$211,657	$870,076	$2,258,738	$2,206,939

(1)
Fixed rate debt includes the $655.0 million line of credit and $195 million of floating rate mortgages payable. These amounts have effective fixed rates over the remaining terms due to swap agreements as discussed below.

        The consolidated Centers' total fixed rate debt at December 31, 2009 and 2008 was $3.7 billion and $4.3 billion, respectively. The average interest rate on fixed rate debt at December 31, 2009 and 2008 was 6.27% and 6.00%, respectively. The consolidated Centers' total floating rate debt at December 31, 2009 and 2008 was $840.5 million and $1.6 billion, respectively. The average interest rate on floating rate debt at December 31, 2009 and 2008 was 2.96% and 3.32%, respectively.

        The Company's pro rata share of the Joint Venture Centers' fixed rate debt at December 31, 2009 and 2008 was $2.0 billion and $1.8 billion, respectively. The average interest rate on fixed rate debt at December 31, 2009 and 2008 was 6.18% and 5.83%, respectively. The Company's pro rata share of the Joint Venture Centers' floating rate debt at December 31, 2009 and 2008 was $271.1 million and $181.5 million, respectively. The average interest rate on the floating rate debt at December 31, 2009 and 2008 was 2.10% and 2.36%, respectively.

        The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value (See Note 5—Derivative Instruments and Hedging Activities in the Company's Notes to the Consolidated Financial Statements).

        The following are outstanding derivatives at December 31, 2009 (amounts in thousands):

Property/Entity	Notional Amount	Product	Rate	Maturity	Company's Ownership	Fair Value(1)
Camelback Colonnade	$41,500	Cap	8.54%	11/17/2009	75%	$—
Desert Sky Mall	51,500	Cap	7.65%	3/15/2010	50%	—
La Cumbre	30,000	Cap	3.00%	6/9/2011	100%	31
Los Cerritos	200,000	Cap	8.55%	7/1/2010	51%	—
Metrocenter Mall	112,000	Cap	7.25%	2/15/2010	15%	—
Metrocenter Mall	21,597	Cap	7.25%	2/15/2010	15%	—
Panorama Mall(2)	50,000	Cap	6.65%	3/1/2010	100%	—
Paradise Valley Mall	85,000	Cap	5.00%	9/12/2011	100%	49
Superstition Springs Center	67,500	Cap	8.63%	9/9/2010	33.3%	1
The Oaks	150,000	Cap	6.25%	7/1/2010	100%	—
The Oaks	88,297	Swap	4.80%	4/15/2010	100%	(1,150)
The Operating Partnership	255,000	Swap	4.80%	4/15/2010	100%	(3,322)
The Operating Partnership	400,000	Swap	5.08%	4/25/2011	100%	(22,343)
Twenty Ninth Street	106,703	Swap	4.80%	4/15/2010	100%	(1,391)
Westside Pavilion	175,000	Cap	5.50%	6/1/2010	100%	—

(1)
Fair value at the Company's ownership percentage.

        Interest rate cap agreements ("Cap") offer protection against floating rates on the notional amount from exceeding the rates noted in the above schedule, and interest rate swap agreements ("Swap") effectively replace a floating rate on the notional amount with a fixed rate as noted above.

        In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $11.1 million per year based on $1.1 billion outstanding of floating rate debt at December 31, 2009.

        The fair value of the Company's long-term debt is estimated based on a present value model utilizing interest rates that reflect the risks associated with long-term debt of similar risk and duration. In addition, the method of computing fair value for mortgage notes payable included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt (See Note 10—Mortgage Notes Payable in the Company's Notes to the Consolidated Financial Statements).

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Refer to the Index to Financial Statements and Financial Statement Schedules for the required information appearing in Item 15.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

  Conclusion Regarding Effectiveness of Disclosure Controls and Procedures

        As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), management carried out an evaluation, under the supervision and participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report on

Form 10-K. Based on their evaluation as of December 31, 2009, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

  Management's Report on Internal Control Over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act. The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. The Company's management concluded that, as of December 31, 2009, its internal control over financial reporting was effective based on this assessment.

        Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company's internal control over financial reporting which follows below.

  Changes in Internal Control over Financial Reporting

        There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Macerich Company
Santa Monica, California

        We have audited the internal control over financial reporting of The Macerich Company and subsidiaries (the "Company") as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009, of the Company and our report dated February 26, 2010, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
February 26, 2010

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        There is hereby incorporated by reference the information which appears under the captions "Information Regarding Nominees and Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Audit Committee Matters" and "Codes of Ethics" in the Company's definitive proxy statement for its 2010 Annual Meeting of Stockholders that is responsive to the information required by this Item.

        During 2009, there were no material changes to the procedures described in the Company's proxy statement relating to the 2009 Annual Meeting of Stockholders by which stockholders may recommend nominees to the Company.

ITEM 11.    EXECUTIVE COMPENSATION

        There is hereby incorporated by reference the information which appears under the caption "Election of Directors" in the Company's definitive proxy statement for its 2010 Annual Meeting of Stockholders that is responsive to the information required by this Item. Notwithstanding the foregoing, the Compensation Committee Report set forth therein shall not be incorporated by reference herein, in any of the Company's prior or future filings under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent the Company specifically incorporates such report by reference therein and shall not be otherwise deemed filed under either of such Acts.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        There is hereby incorporated by reference the information which appears under the captions "Principal Stockholders," "Information Regarding Nominees and Directors," "Executive Officers" and "Equity Compensation Plan Information" in the Company's definitive proxy statement for its 2010 Annual Meeting of Stockholders that is responsive to the information required by this Item.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        There is hereby incorporated by reference the information which appears under the captions "Certain Transactions" and "The Board of Directors and its Committees" in the Company's definitive proxy statement for its 2010 Annual Meeting of Stockholders that is responsive to the information required by this Item.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        There is hereby incorporated by reference the information which appears under the captions "Principal Accountant Fees and Services" and "Audit Committee Pre-Approval Policy" in the Company's definitive proxy statement for its 2010 Annual Meeting of Stockholders that is responsive to the information required by this Item.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Macerich Company
Santa Monica, California

        We have audited the accompanying consolidated balance sheets of The Macerich Company and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Macerich Company and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting based on our audit.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Los Angeles, California

February 26, 2010

THE MACERICH COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	December 31,
	2009	2008
ASSETS:
Property, net	$5,657,939	$6,371,319
Cash and cash equivalents	93,255	66,529
Restricted cash	41,619	61,707
Marketable securities	26,970	27,943
Tenant and other receivables, net	101,220	118,374
Deferred charges and other assets, net	276,922	339,662
Loans to unconsolidated joint ventures	2,316	932
Due from affiliates	6,034	9,124
Investments in unconsolidated joint ventures	1,046,196	1,094,845

Total assets	$7,252,471	$8,090,435

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY:
Mortgage notes payable:
Related parties	$196,827	$306,859
Others	3,039,209	3,373,116

Total	3,236,036	3,679,975
Bank and other notes payable	1,295,598	2,260,443
Accounts payable and accrued expenses	70,275	114,502
Other accrued liabilities	266,197	289,146
Investments in unconsolidated joint ventures	67,052	80,915
Co-venture obligation	168,049	—
Preferred dividends payable	207	243

Total liabilities	5,103,414	6,425,224

Redeemable noncontrolling interests	20,591	23,327

Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $.01 par value, 250,000,000 and 145,000,000 shares authorized, 96,667,689 and 76,883,634 shares issued and outstanding at December 31, 2009 and 2008, respectively	967	769
Additional paid-in capital	2,227,931	1,721,256
Accumulated deficit	(345,930)	(274,834)
Accumulated other comprehensive loss	(25,397)	(53,425)

Total stockholders' equity	1,857,571	1,393,766
Noncontrolling interests	270,895	248,118

Total equity	2,128,466	1,641,884

Total liabilities, redeemable noncontrolling interests and equity	$7,252,471	$8,090,435

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	For The Years Ended December 31,
	2009	2008	2007
Revenues:
Minimum rents	$474,261	$528,571	$466,071
Percentage rents	16,631	19,048	25,917
Tenant recoveries	244,101	262,238	242,012
Management Companies	40,757	40,716	39,752
Other	29,904	30,298	27,090

Total revenues	805,654	880,871	800,842

Expenses:
Shopping center and operating expenses	258,174	281,613	253,258
Management Companies' operating expenses	79,305	77,072	73,761
REIT general and administrative expenses	25,933	16,520	16,600
Depreciation and amortization	262,063	269,938	209,101

	625,475	645,143	552,720

Interest expense:
Related parties	19,413	14,970	13,390
Other	247,632	280,102	247,472

	267,045	295,072	260,862
(Gain) loss on early extinguishment of debt	(29,161)	(84,143)	877

Total expenses	863,359	856,072	814,459
Equity in income of unconsolidated joint ventures	68,160	93,831	81,458
Co-venture expense	(2,262)	—	—
Income tax benefit (provision)	4,761	(1,126)	470
Gain (loss) on sale or write down of assets	161,937	(30,911)	12,146

Income from continuing operations	174,891	86,593	80,457

Discontinued operations:
(Loss) gain on sale or write down of assets	(40,171)	99,625	(2,376)
Income from discontinued operations	4,530	8,797	27,981

Total (loss) income from discontinued operations	(35,641)	108,422	25,605

Net income	139,250	195,015	106,062
Less net income attributable to noncontrolling interests	18,508	28,966	29,827

Net income attributable to the Company	120,742	166,049	76,235
Less preferred dividends	—	4,124	10,058
Less adjustment to redemption value of redeemable noncontrolling interests	—	—	2,046

Net income available to common stockholders	$120,742	$161,925	$64,131

Earnings per common share attributable to Company—basic:
Income from continuing operations	$1.83	$0.92	$0.79
Discontinued operations	(0.38)	1.25	0.09

Net income available to common stockholders	$1.45	$2.17	$0.88

Earnings per common share attributable to Company—diluted:
Income from continuing operations	$1.83	$0.92	$0.79
Discontinued operations	(0.38)	1.25	0.09

Net income available to common stockholders	$1.45	$2.17	$0.88

Weighted average number of common shares outstanding:
Basic	81,226,000	74,319,000	71,768,000

Diluted	81,226,000	86,794,000	84,760,000

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands, except per share data)

	Stockholders' Equity
	Common Stock
					Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit		Total Stockholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance January 1, 2007	71,567,908	$716	$1,443,050	($66,974)	$2,340	$1,379,132	$274,446	$1,653,578	$322,710

Comprehensive income:
Net income	—	—	—	76,235	—	76,235	12,990	89,225	16,837
Reclassification of deferred losses	—	—	—	—	967	967	—	967	—
Interest rate swap/cap agreements	—	—	—	—	(27,815)	(27,815)	—	(27,815)	—

Total comprehensive income (loss)	—	—	—	76,235	(26,848)	49,387	12,990	62,377	16,837
Amortization of share and unit-based plans	215,132	2	21,407	—	—	21,409	—	21,409	—
Exercise of stock options	23,500	—	672	—	—	672	—	672	—
Employee stock purchases	13,184	—	881	—	—	881	—	881	—
Adjustment for redemption value of redeemable noncontrolling interests	—	—	(2,046)	—	—	(2,046)	—	(2,046)	2,046
Distributions paid ($2.93) per share	—	—	—	(211,192)	—	(211,192)	—	(211,192)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(42,216)	(42,216)	(18,974)
Preferred dividends	—	—	(10,058)	—	—	(10,058)	—	(10,058)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	15,858	15,858	—
Conversion of noncontrolling interests to common shares	739,039	7	24,616	—	—	24,623	(24,623)	—	—
Redemption of noncontrolling interests	—	—	(3,859)	—	—	(3,859)	(1,244)	(5,103)	—
Repurchase of common shares	(807,000)	(8)	(74,962)	—	—	(74,970)	—	(74,970)	—
Conversion of preferred shares to common shares	560,000	6	15,433	—	—	15,439	—	15,439	—
Allocation of equity component of Senior Notes	—	—	71,149	—	—	71,149	—	71,149	—
Purchase of capped calls on Senior Notes	—	—	(59,850)	—	—	(59,850)	—	(59,850)	—
Change in accounting principle due to adoption of FIN 48	—	—	—	(1,574)	—	(1,574)	—	(1,574)	—
Other	—	—	347	—	—	347	—	347	—
Adjustment of noncontrolling interests in Operating Partnership	—	—	1,344	—	—	1,344	(1,344)	—	—

Balance December 31, 2007	72,311,763	$723	$1,428,124	($203,505)	($24,508)	$1,200,834	$233,867	$1,434,701	$322,619

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF EQUITY (Continued)

(Dollars in thousands, except per share data)

	Stockholders' Equity
	Common Stock
					Accumulated Other Comprehensive Loss	Total Common Stockholders' Equity
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit			Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance December 31, 2007	72,311,763	$723	$1,428,124	($203,505)	($24,508)	$1,200,834	$233,867	$1,434,701	$322,619

Comprehensive income:
Net income	—	—	—	166,049	—	166,049	28,383	194,432	583
Reclassification of deferred losses	—	—	—	—	285	285	—	285	—
Interest rate swap/cap agreements	—	—	—	—	(29,202)	(29,202)	—	(29,202)	—

Total comprehensive income (loss)	—	—	—	166,049	(28,917)	137,132	28,383	165,515	583
Amortization of share and unit-based plans	193,744	2	21,872	—	—	21,874	—	21,874	—
Exercise of stock options	362,888	4	8,568	—	—	8,572	—	8,572	—
Employee stock purchases	27,829	—	712	—	—	712	—	712	—
Distributions paid ($3.20) per share	—	—	—	(237,378)	—	(237,378)	—	(237,378)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(48,595)	(48,595)	(583)
Preferred dividends	—	—	(4,124)	—	—	(4,124)	—	(4,124)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	14,083	14,083	—
Conversion of noncontrolling interests to common shares	920,279	9	30,391	—	—	30,400	(30,400)	—	—
Conversion of preferred shares to common shares	3,067,131	31	83,464	—	—	83,495	—	83,495	—
Redemption of redeemable noncontrolling interests	—	—	(864)	—	—	(864)	(457)	(1,321)	(96,564)
Reversal of adjustments to redemption value of redeemable noncontrolling interests	—	—	202,728	—	—	202,728	—	202,728	(202,728)
Other	—	—	1,622	—	—	1,622	—	1,622	—
Adjustment of noncontrolling interests in Operating Partnership	—	—	(51,237)	—	—	(51,237)	51,237	—	—

Balance December 31, 2008	76,883,634	$769	$1,721,256	($274,834)	($53,425)	$1,393,766	$248,118	$1,641,884	$23,327

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF EQUITY (Continued)

(Dollars in thousands, except per share data)

	Stockholders' Equity
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance December 31, 2008	76,883,634	$769	$1,721,256	($274,834)	($53,425)	$1,393,766	$248,118	$1,641,884	$23,327

Comprehensive income:
Net income	—	—	—	120,742	—	120,742	17,924	138,666	584
Interest rate swap/cap agreements	—	—	—	—	28,028	28,028	—	28,028	—

Total comprehensive income	—	—	—	120,742	28,028	148,770	17,924	166,694	584
Amortization of share and unit-based plans	213,288	2	17,961	—	—	17,963	—	17,963	—
Exercise of stock options	5,325	—	104	—	—	104	—	104	—
Employee stock purchases	38,174	—	611	—	—	611	—	611	—
Distributions paid ($2.60) per share	—	—	—	(191,838)	—	(191,838)	—	(191,838)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(30,291)	(30,291)	(584)
Issuance of common shares	5,712,928	58	121,215	—	—	121,273	—	121,273	—
Issuance of stock warrants	—	—	14,503	—	—	14,503	—	14,503	—
Stock offering	13,800,000	138	383,312			383,450	—	383,450	—
Contributions from noncontrolling interests	—	—	—	—	—	—	12,153	12,153	—
Conversion of noncontrolling interests to common shares	14,340	—	455	—	—	455	(455)	—	—
Redemption of noncontrolling interests	—	—	47	—	—	47	(444)	(397)	(2,736)
Other	—	—	(7,643)	—	—	(7,643)	—	(7,643)	—
Adjustment of noncontrolling interest in Operating Partnership	—	—	(23,890)	—	—	(23,890)	23,890	—	—

Balance December 31, 2009	96,667,689	$967	$2,227,931	($345,930)	($25,397)	$1,857,571	$270,895	$2,128,466	$20,591

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For The Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$139,250	$195,015	$106,062
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on early extinguishment of debt	(29,161)	(84,143)	877
(Gain) loss on sale or write-down of assets	(161,937)	30,911	(12,146)
Loss (gain) on sale of assets of discontinued operations	40,171	(99,625)	2,376
Depreciation and amortization	277,472	287,917	238,645
Amortization of net premium on mortgage and bank and other notes payable	670	4,931	1,489
Amortization of share and unit-based plans	8,095	11,650	12,344
Equity in income of unconsolidated joint ventures	(68,160)	(93,831)	(81,458)
Co-venture expense	2,262	—	—
Distributions of income from unconsolidated joint ventures	12,252	24,096	4,118
Changes in assets and liabilities, net of acquisitions and dispositions:
Tenant and other receivables, net	1,776	28,786	(20,001)
Other assets	5,982	(22,603)	(33,375)
Accounts payable and accrued expenses	(67,150)	15,766	23,959
Due from affiliates	3,090	(3,395)	(1,477)
Other accrued liabilities	(43,722)	(43,528)	84,657

Net cash provided by operating activities	120,890	251,947	326,070

Cash flows from investing activities:
Acquisitions of property, development, redevelopment and property improvements	(197,483)	(535,263)	(1,043,800)
Redemption of redeemable non-controlling interests	(2,736)	(18,794)	—
Payment of acquisition deposits	—	—	(51,943)
Maturities of marketable securities	1,283	1,436	1,322
Deferred leasing costs	(27,985)	(38,095)	(34,753)
Distributions from unconsolidated joint ventures	169,192	141,773	274,303
Contributions to unconsolidated joint ventures	(50,404)	(161,070)	(38,769)
Loans to unconsolidated joint ventures	(1,384)	(328)	104
Proceeds from sale of assets	417,450	47,163	30,261
Restricted cash	(5,577)	4,222	(2,008)

Net cash provided by (used in) investing activities	302,356	(558,956)	(865,283)

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	For The Years Ended December 31,
	2009	2008	2007
Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	425,703	1,732,940	2,296,530
Payments on mortgages, bank and other notes payable	(1,229,081)	(1,051,292)	(1,535,017)
Repurchase of convertible senior notes	(55,029)	(105,898)	—
Deferred financing costs	(6,506)	(11,898)	(2,482)
Proceeds from share and unit-based plans	715	9,284	1,553
Net proceeds from issuance of warrants to purchase common stock	14,503	—	—
Net proceeds from common stock offering	383,450	—	—
Contributions from co-venture partner	168,154	—	—
Redemption of noncontrolling interests	(397)	—	—
Purchase of capped calls	—	—	(59,850)
Repurchase of common stock	—	—	(74,970)
Dividends and distributions	(95,665)	(274,634)	(245,991)
Distributions to co-venture partner	(2,367)	—	—
Dividends to preferred stockholders / preferred unitholders	—	(10,237)	(24,722)

Net cash (used in) provided by financing activities	(396,520)	288,265	355,051

Net increase (decrease) in cash	26,726	(18,744)	(184,162)
Cash and cash equivalents, beginning of year	66,529	85,273	269,435

Cash and cash equivalents, end of year	$93,255	$66,529	$85,273

Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$258,151	$263,199	$280,820

Non-cash transactions:
Acquisition of noncontrolling interests in properties	$—	$205,520	$—

Deposits contributed to unconsolidated joint ventures and the purchase of properties	$—	$50,103	$—

Retirement of tax indemnity escrow held for nonparticipating unitholders	$22,904	$—	$—

Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$30,799	$64,473	$54,308

Accrued preferred dividend payable	$207	$243	$6,356

Acquisition of property by assumption of mortgage note payable	$—	$15,745	$4,300

Stock dividend	$121,116	$—	$—

Conversion of Series A cumulative convertible preferred stock to common stock	$—	$83,495	$—

Accrued distribution from unconsolidated joint venture	$—	$8,684	$—

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

        The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of December 31, 2009, the Company was the sole general partner of and held an 89% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The interests in the Operating Partnership are known as OP Units. OP Units not held by the Company are redeemable, at the election of the holder, on a one-for-one basis for the Company's stock or cash at the Company's option. The 11% limited partnership interest of the Operating Partnership not owned by the Company is reflected in these consolidated financial statements as noncontrolling interests in permanent equity. The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended.

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

2. Summary of Significant Accounting Policies:

  Basis of Presentation:

        These consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America. The accompanying consolidated financial statements include the accounts of the Company and the Operating Partnership. Investments in entities that are controlled by the Company or meet the definition of a variable interest entity in which an enterprise absorbs the majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity are consolidated; otherwise they are accounted for under the equity method and are reflected as "Investments in Unconsolidated Joint Ventures." All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

        The Company allocates net income of the Operating Partnership based on the weighted average ownership interest during the period. The net income of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership at the end of each period to reflect its ownership interest in the Company. The Company had an 89% and 87% ownership interest in the Operating Partnership as of December 31, 2009 and 2008, respectively. The

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

2. Summary of Significant Accounting Policies: (Continued)

remaining 11% and 13% limited partnership interest as of December 31, 2009 and 2008, respectively, was owned by certain of the Company's executive officers and directors, certain of their affiliates, and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the ten trading days ending on the respective balance sheet date. Accordingly, as of December 31, 2009 and 2008, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $422,074 and $227,091, respectively.

  Cash and Cash Equivalents and Restricted Cash:

        The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents, for which cost approximates fair value. Restricted cash includes impounds of property taxes and other capital reserves required under the loan agreements.

  Tenant and Other Receivables, net:

        Included in tenant and other receivables, net is an allowance for doubtful accounts of $5,943 and $3,754 at December 31, 2009 and 2008, respectively. Also included in tenant and other receivables, net are accrued percentage rents of $4,912 and $6,546 at December 31, 2009 and 2008, respectively.

        Included in tenant and other receivables, net are the following notes receivable:

        On March 31, 2006, the Company received a note receivable that is secured by a deed of trust, bears interest at 5.5% and matures on March 31, 2031. At December 31, 2009 and 2008, the note had a balance of $9,227 and $9,450, respectively.

        On January 1, 2008, as part of the Rochester Redemption (See Note 17—Discontinued Operations), the Company received an unsecured note receivable that bears interest at 9.0% and matures on June 30, 2011. The balance on the note at December 31, 2009 and 2008 was $11,763.

  Revenues:

        Minimum rental revenues are recognized on a straight-line basis over the term of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight-line rent adjustment." Rental revenue was increased by $6,525, $4,545 and $6,671 due to the straight-line rent adjustment during the years ended December 31, 2009, 2008 and 2007, respectively. Percentage rents are recognized and accrued when tenants' specified sales targets have been met.

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

  Accounting for Impairment:

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

        The Company reviews its investments in unconsolidated joint ventures for a series of operating losses and other factors that may indicate that a decrease in the value of its investments has occurred which is other-than-temporary. The investment in each unconsolidated joint venture is evaluated periodically, and as deemed necessary, for recoverability and valuation declines that are other than temporary.

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

        No Center or tenant generated more than 10% of total revenues during 2009, 2008 or 2007.

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

        The following are recent accounting pronouncements adopted on April 1, 2009:

        SFAS No. 165, "Subsequent Events," which was superseded by the FASB Codification and is now included in Accounting Standards Codification ("ASC") 855, establishes principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial statements.

        FASB Staff Position ("FSP") SFAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies," which was superseded by the FASB Codification and is now included in ASC 805-20, addresses application issues on the accounting for contingencies in a business combination. The adoption of this pronouncement did not have any impact on the Company's consolidated financial statements.

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

2. Summary of Significant Accounting Policies: (Continued)

        FSP Accounting Principles Board ("APB") 14-1, "Accounting for Convertible Debt Instruments That May Be Settled In Cash Upon Conversion (Including Partial Cash Settlement)," which was superseded by the FASB Codification and is now included in ASC 470, requires the initial proceeds from convertible debt that may be settled in cash to be bifurcated between a liability component and an equity component. On January 1, 2009, the Company adopted this guidance and was required to retrospectively allocate the initial proceeds from the issuance of the Senior Notes (See Note 11—Bank and Other Notes Payable) between a liability component and an equity component based on the fair value calculated based on the present value of contractual cash flows discounted at an appropriate comparable non-convertible debt borrowing rate at the date of issuance of the Senior Notes. As a result, the Company allocated $869,351 of the initial $940,500 proceeds to the liability component and the remaining $71,149 of proceeds to the equity component at the date of issuance of the Senior Notes.

        SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51," which was superseded by the FASB Codification and is now included in ASC 810-10-45, requires that noncontrolling interests be presented as a component of stockholders' equity and eliminates "minority interest accounting" such that the amount of net income attributable to the noncontrolling interests will be presented as part of consolidated net income on the consolidated statements of operations. As a result of the adoption of this guidance on January 1, 2009, the Company classified its redeemable equity interest in one of its consolidated joint ventures as temporary equity due to the possibility that the Company could be required to redeem this interest for cash upon the occurrence of certain events outside the control of the Company. The carrying amount of the redeemable equity interest is equal to its liquidation value, which is the amount payable upon the occurrence of such event.

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

        FSP EITF No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," which was superseded by the FASB Codification and is now included in ASC 260-10-45, provides that instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

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

        The following are recent accounting pronouncements adopted on January 1, 2010:

        SFAS No. 166, "Accounting for Transfers of Financial Assets—an amendment of FASB No. 140," which was superseded by the FASB Codification and is now included in ASC 860, removes the concept of a qualifying special-purpose entity and requires a transferor to consider all arrangements or agreements made contemporaneously with, or in contemplation of, a transfer of a financial asset in order to determine whether a transferor and all of the entities included in the transferor's financial statements being presented have surrendered control of the transferred financial asset. The adoption of this pronouncement is not expected to have a material impact on the Company's consolidated financial statements.

        SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)," which was superseded by the FASB Codification and is now included in ASC 810, provides guidance for determining whether an entity is the primary beneficiary in a variable interest entity. It also requires ongoing reassessments and additional disclosures about an entity's involvement in variable interest entities. The adoption of this pronouncement is not expected to have a material impact on the Company's consolidated financial statements.

        In January 2010, the FASB issued Accounting Standards Update 2010-01, which provided updated guidance on accounting for distributions to stockholders with components of stock and cash. The guidance clarifies that in calculating earnings per share, an entity should account for the stock portion of the distribution as a stock issuance and not as a stock dividend. The adoption of this accounting update did not have an impact on the Company's consolidated financial statements.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

3. Earnings per Share ("EPS"):

        The following table reconciles the numerator and denominator used in the computation of earnings per share for the years ended December 31 (shares in thousands except per share amounts):

	2009	2008	2007
Numerator
Income from continuing operations	$174,891	$86,593	$80,457
(Loss) income from discontinued operations	(35,641)	108,422	25,605
Income attributable to noncontrolling interests	(18,508)	(28,966)	(29,827)

Net income attributable to the Company	120,742	166,049	76,235
Preferred dividends	—	(4,124)	(10,058)
Adjustments to redemption value of noncontrolling interests	—	—	(2,046)
Allocation of earnings to participating securities	(3,270)	(906)	(987)

Numerator for basic earnings per share—net income
available to common stockholders	117,472	161,019	63,144
Effect of assumed conversions:
Partnership units	—	27,230	11,238

Numerator for diluted earnings per share—net income available to common stockholders	$117,472	$188,249	$74,382

Denominator
Denominator for basic earnings per share—weighted average number of common shares outstanding	81,226	74,319	71,768
Effect of dilutive securities:(1)
Partnership units(2)	—	12,475	12,699
Convertible non-participating preferred units(3)	—	—	293

Denominator for diluted earnings per share—weighted average number of common shares outstanding(4)	81,226	86,794	84,760

Earnings per common share—basic:
Income from continuing operations	$1.83	$0.92	$0.79
Discontinued operations	(0.38)	1.25	0.09

Net income available to common stockholders	$1.45	$2.17	$0.88

Earnings per common share—diluted:
Income from continuing operations	$1.83	$0.92	$0.79
Discontinued operations	(0.38)	1.25	0.09

Net income available to common stockholders	$1.45	$2.17	$0.88

(1)
The Senior Notes (See Note 11—Bank and Other Notes Payable) are excluded from diluted EPS for 2009, 2008 and 2007 as their effect would be antidilutive to net income available to common stockholders.

The then-outstanding convertible preferred stock (See Note 14—Cumulative Convertible Redeemable Preferred Stock) was convertible on a one-for-one basis for common stock. The

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

3. Earnings per Share ("EPS"): (Continued)

  convertible preferred stock was excluded from diluted EPS for 2009, 2008 and 2007 as its effect would be antidilutive to net income available to common stockholders.

(2)
Diluted EPS excludes 11,990,731 OP Units for 2009 as their effect was antidilutive to net income available to common stockholders.

(3)
Diluted EPS excludes 195,164 and 205,757 convertible non-participating preferred units for 2009 and 2008 as their impact was antidilutive to net income available to common stockholders.

(4)
Diluted EPS excludes 1,226,447 and 1,228,384 of unexercised stock appreciation rights for the years ended December 31, 2009 and 2008, respectively, 127,500 and 138,934 of unexercised stock options for the year ended December 31, 2009 and 2008, respectively, and 2,185,358 of unexercised stock warrants for the year ended December 31, 2009 as their effect was antidilutive to net income available to common stockholders.

        The noncontrolling interests of the Operating Partnership as reflected in the Company's consolidated statements of operations has been allocated for EPS calculations as follows for the years ended December 31:

	2009	2008	2007
Income from continuing operations	$23,024	$13,386	$25,979
Discontinued operations:
(Loss) gain on sale of assets	(5,090)	14,316	(357)
Income from discontinued operations	574	1,264	4,205

Total	$18,508	$28,966	$29,827

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

4. Investments in Unconsolidated Joint Ventures:

        The following are the Company's investments in various joint ventures or properties jointly owned with third parties. The Operating Partnership's interest in each joint venture as of December 31, 2009 is as follows:

Joint Venture	Ownership %(1)
Biltmore Shopping Center Partners LLC	50.0%
Camelback Colonnade SPE LLC	75.0%
Chandler Festival SPE LLC	50.0%
Chandler Gateway SPE LLC	50.0%
Chandler Village Center, LLC	50.0%
Coolidge Holding LLC	37.5%
Corte Madera Village, LLC	50.1%
Desert Sky Mall—Tenants in Common	50.0%
East Mesa Land, L.L.C.	50.0%
East Mesa Mall, L.L.C.—Superstition Springs Center	33.3%
FlatIron Property Holding, L.L.C.	25.0%
Jaren Associates #4	12.5%
Kierland Tower Lofts, LLC	15.0%
Macerich Northwestern Associates—Broadway Plaza	50.0%
Macerich SanTan Phase 2 SPE LLC—SanTan Village Power Center	34.9%
MetroRising AMS Holding LLC—Metrocenter Mall	15.0%
New River Associates—Arrowhead Towne Center	33.3%
North Bridge Chicago LLC	50.0%
NorthPark Land Partners, LP	50.0%
NorthPark Partners, LP	50.0%
One Scottsdale Investors LLC	50.0%
Pacific Premier Retail Trust	51.0%
PHXAZ/Kierland Commons, L.L.C.	24.5%
Propcor Associates	25.0%
Propcor II Associates, LLC—Boulevard Shops	50.0%
Queens Mall Limited Partnership	51.0%
Queens Mall Expansion Limited Partnership	51.0%
Scottsdale Fashion Square Partnership	50.0%
SDG Macerich Properties, L.P.	50.0%
The Market at Estrella Falls LLC	32.9%
Tysons Corner Holdings LLC	50.0%
Tysons Corner LLC	50.0%
Tysons Corner Property Holdings II LLC	50.0%
Tysons Corner Property Holdings LLC	50.0%
Tysons Corner Property LLC	50.0%
WM Inland, L.L.C.	50.0%
West Acres Development, LLP	19.0%
Westcor/Gilbert, L.L.C.	50.0%
Westcor/Queen Creek LLC	37.8%
Westcor/Surprise Auto Park LLC	33.3%
Westpen Associates	50.0%
Wilshire Building—Tenants in Common	30.0%
WM Ridgmar, L.P.	50.0%

(1)
The Operating Partnership's ownership interest in this table reflects its legal ownership interest but may not reflect its economic interest since each joint venture has specific terms regarding cash flow, profits and losses, allocations, capital requirements and other matters.

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

        On July 30, 2009, the Company sold a 49% ownership interest in Queens Center to a third party for $152,654, resulting in a gain on sale of assets of $154,156. See Note 7—Property. The Company used the proceeds from the sale of the ownership interest in the property to pay down the Term Loan (See "Term Loans" in Note 11—Bank and Other Notes Payable) and for general corporate purposes. The results of Queens Center are included below for the period subsequent to the sale of the ownership interest.

        On September 3, 2009, the Company formed a joint venture with a third party whereby the Company sold a 75% interest in FlatIron Crossing. As part of this transaction, the Company issued three warrants for an aggregate of 1,250,000 shares of common stock of the Company (See Note 15—Stockholders' Equity). The Company received $123,750 in cash proceeds for the overall transaction, of which $8,068 was attributed to the warrants. The proceeds attributable to the interest sold exceeded the Company's carrying value in the interest sold by $28,720. However, due to certain contractual rights afforded to the buyer of the interest in FlatIron Crossing, the Company has only recognized a gain on sale of $2,506 (See Note 7—Property). The remaining net cash proceeds in excess of the Company's carrying value in the interest sold has been included in other accrued liabilities and will not be recognized until dissolution of the joint venture or disposition of the Company's or buyer's interest in the joint venture. The Company used the proceeds from the sale of the ownership interest to pay down

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

4. Investments in Unconsolidated Joint Ventures: (Continued)

the term loan and for general corporate purposes. The results of FlatIron Crossing are included below for the period subsequent to the sale of the ownership interest.

        Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.

Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures as of December 31:

	2009	2008
Assets(1):
Properties, net	$5,294,495	$4,706,823
Other assets	518,946	531,976

Total assets	$5,813,441	$5,238,799

Liabilities and partners' capital(1):
Mortgage notes payable(2)	$4,807,262	$4,244,270
Other liabilities	208,863	215,975
Company's capital	377,711	434,504
Outside partners' capital	419,605	344,050

Total liabilities and partners' capital	$5,813,441	$5,238,799

Investments in Unconsolidated Joint Ventures:

Investment in unconsolidated joint ventures:
Company's capital	$377,711	$434,504
Basis adjustment(3)	601,433	579,426

Investments in unconsolidated joint ventures	$979,144	$1,013,930

Assets—Investments in unconsolidated joint ventures	$1,046,196	$1,094,845
Liabilities—Investments in unconsolidated joint ventures(4)	(67,052)	(80,915)

	$979,144	$1,013,930

(1)
These amounts include the assets and liabilities of the following joint ventures as of December 31, 2009 and 2008:

	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Tysons Corner LLC
As of December 31, 2009:
Total Assets	$850,593	$1,122,156	$323,535
Total Liabilities	$818,912	$1,030,429	$328,780
As of December 31, 2008:
Total Assets	$882,117	$1,148,831	$328,064
Total Liabilities	$823,550	$975,256	$333,307

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

4. Investments in Unconsolidated Joint Ventures: (Continued)

    (2)
    Certain joint ventures have debt that could become recourse debt to the Company should the joint venture be unable to discharge the obligations of the related debt. As of December 31, 2009 and 2008, a total of $17,450 and $16,898, respectively, could become recourse debt to the Company.

      Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life ("NML") of $581,774 and $211,098 as of December 31, 2009 and 2008, respectively. NML is considered a related party because they are a joint venture partner with the Company in Macerich Northwestern Associates—Broadway Plaza. Interest expense incurred on these borrowings amounted to $33,947, $10,432 and $8,678 for the years ended December 31, 2009, 2008 and 2007, respectively.

    (3)
    This represents the difference between the cost of an investment and the book value of the underlying equity of the joint venture. The Company is amortizing this difference into income on a straight-line basis, consistent with the lives of the underlying assets. The amortization of this difference was $9,214, $8,818 and $7,085 for the years ended December 31, 2009, 2008 and 2007, respectively.

    (4)
    This represents investments in unconsolidated joint ventures with distributions in excess of the Company's investments.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Tysons Corner LLC	Other Joint Ventures	Total
Year Ended December 31, 2009
Revenues:
Minimum rents	$92,253	$131,785	$62,293	$310,526	$596,857
Percentage rents	4,615	5,039	1,353	15,949	26,956
Tenant recoveries	48,626	50,074	37,475	152,772	288,947
Other	3,774	4,583	2,617	24,183	35,157

Total revenues	149,268	191,481	103,738	503,430	947,917

Expenses:
Shopping center and operating expenses	56,189	54,722	31,675	189,223	331,809
Interest expense	46,686	51,466	15,761	128,755	242,668
Depreciation and amortization	30,898	36,345	17,953	113,746	198,942

Total operating expenses	133,773	142,533	65,389	431,724	773,419

Loss on sale of assets	(931)	—	—	(2,085)	(3,016)

Net income	$14,564	$48,948	$38,349	$69,621	$171,482

Company's equity in net income	$7,282	$24,894	$19,175	$16,809	$68,160

Year Ended December 31, 2008
Revenues:
Minimum rents	$96,413	$130,780	$60,318	$281,577	$569,088
Percentage rents	4,877	5,177	2,246	18,606	30,906
Tenant recoveries	52,736	50,690	36,818	135,142	275,386
Other	3,656	4,706	2,168	42,564	53,094

Total revenues	157,682	191,353	101,550	477,889	928,474

Expenses:
Shopping center and operating expenses	63,982	54,092	30,714	167,918	316,706
Interest expense	46,778	45,995	16,385	118,680	227,838
Depreciation and amortization	31,129	32,627	17,875	101,817	183,448

Total operating expenses	141,889	132,714	64,974	388,415	727,992

Gain on sale of assets	606	—	—	17,380	17,986

Net income	$16,399	$58,639	$36,576	$106,854	$218,468

Company's equity in net income	$8,200	$29,471	$18,288	$37,872	$93,831

Year Ended December 31, 2007
Revenues:
Minimum rents	$97,626	$125,558	$64,182	$238,350	$525,716
Percentage rents	5,614	7,409	2,170	19,907	35,100
Tenant recoveries	52,786	50,435	31,237	116,692	251,150
Other	2,955	4,237	2,115	22,871	32,178

Total revenues	158,981	187,639	99,704	397,820	844,144

Expenses:
Shopping center and operating expenses	63,985	52,766	25,883	135,123	277,757
Interest expense	46,598	49,524	16,682	108,006	220,810
Depreciation and amortization	29,730	30,970	20,547	88,374	169,621

Total operating expenses	140,313	133,260	63,112	331,503	668,188

(Loss) gain on sale of assets	(4,020)	—	—	6,959	2,939

Net income	$14,648	$54,379	$36,592	$73,276	$178,895

Company's equity in net income	$7,324	$27,868	$18,296	$27,970	$81,458

        Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

5. Derivative Instruments and Hedging Activities:

        The Company recognizes all derivatives in the consolidated financial statements and measures the derivatives at fair value. The Company uses interest rate swap and cap agreements (collectively, "interest rate agreements") in the normal course of business to manage or reduce its exposure to adverse fluctuations in interest rates. The Company designs its hedges to be effective in reducing the risk exposure that they are designated to hedge. Any instrument that meets the cash flow hedging criteria is formally designated as a cash flow hedge at the inception of the derivative contract. On an ongoing quarterly basis, the Company adjusts its balance sheet to reflect the current fair value of its derivatives. To the extent they are effective, changes in fair value of derivatives are recorded in comprehensive income. Ineffective portions, if any, are included in net income. No ineffectiveness was recorded in net income during the years ended December 31, 2009, 2008 or 2007. If any derivative instrument used for risk management does not meet the hedging criteria, it is marked-to-market each period in the consolidated statements of operations. As of December 31, 2009, one of the Company's derivative instruments was not designated as a cash flow hedge. A change in the market value of this derivative instrument is recorded in the consolidated statements of operations. As of December 31, 2009, the Company's derivative instruments did not contain any credit risk related contingent features or collateral arrangements.

        The Company reclassified $286 for the year ended December 31, 2007, related to treasury rate lock transactions settled in prior years, from accumulated other comprehensive income to earnings.

        Amounts paid (received) as a result of interest rate agreements are recorded as an addition (reduction) to (of) interest expense. The Company recorded other comprehensive income (loss) related to the marking-to-market of interest rate agreements of $28,028, ($29,902) and ($27,815) for the years ended December 31, 2009, 2008 and 2007, respectively. The amount expected to be reclassified to interest expense in the next 12 months is immaterial.

        The following derivatives were outstanding at December 31, 2009:

Property/Entity	Notional Amount	Product	Rate	Maturity	Fair Value
La Cumbre(2)	$30,000	Cap	3.00%	6/9/2011	$31
Panorama Mall(1)(2)	50,000	Cap	6.65%	3/1/2010	—
Paradise Valley Mall(2)	85,000	Cap	5.00%	9/12/2011	49
The Oaks(2)	150,000	Cap	6.25%	7/1/2010	—
The Oaks(2)	88,297	Swap	4.80%	4/15/2010	(1,150)
The Operating Partnership(3)	255,000	Swap	4.80%	4/15/2010	(3,322)
The Operating Partnership(3)	400,000	Swap	5.08%	4/25/2011	(22,343)
Twenty Ninth Street(2)	106,703	Swap	4.80%	4/15/2010	(1,391)
Westside Pavilion(2)	175,000	Cap	5.50%	6/1/2010	—

(1)
Derivative is not designated as a hedge.

(2)
See additional disclosure in Note 10—Mortgage Notes Payable.

(3)
See additional disclosure in Note 11—Bank and Other Notes Payable.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

5. Derivative Instruments and Hedging Activities: (Continued)

	Asset Derivatives			Liability Derivatives
		December 31,			December 31,
		2009	2008		2009	2008
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Interest rate cap agreements	Deferred charges and other assets, net	$80	$2	Other accrued liabilities	$—	$—
Interest rate swap agreements	Deferred charges and other assets, net	—	—	Other accrued liabilities	28,206	56,434

Total derivatives designated as hedging instruments		80	2		28,206	56,434

Derivatives not designated as hedging instruments
Interest rate cap agreements	Deferred charges and other assets, net	—	—	Other accrued liabilities	—	—
Interest rate swap agreements	Deferred charges and other assets, net		—	Other accrued liabilities	—	—

Total derivatives not designated as hedging instruments		—	—		—	—

Total derivatives		$80	$2		$28,206	$56,434

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

        Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2009 and 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

6. Fair Value: (Continued)

        The following table presents certain of the Company's derivative instruments measured at fair value as of December 31, 2009:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Derivative instruments	$—	$80	$—	$80
Liabilities
Derivative instruments	—	28,206	—	28,206

7. Property:

        Property at December 31, 2009 and 2008 consists of the following:

	2009	2008
Land	$1,052,761	$1,135,013
Building improvements	4,614,706	5,190,049
Tenant improvements	338,259	327,877
Equipment and furnishings	108,199	101,991
Construction in progress	583,334	600,773

	6,697,259	7,355,703
Less accumulated depreciation	(1,039,320)	(984,384)

	$5,657,939	$6,371,319

        Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $221,276, $189,197 and $160,309, respectively.

        The Company recognized a gain on the sale of land of $5,073, $1,387 and $8,781 for the years ended December 31, 2009, 2008 and 2007, respectively, and a gain (loss) on sale or write down of assets of $156,864, ($32,298) and $3,365 for the years ended December 31, 2009, 2008 and 2007.

        The gain on sale or write down of assets for the year ended December 31, 2009 includes a gain of $154,156 on the sale of a 49% interest in Queens Center and a gain of $2,506 on the sale of a 75% interest in FlatIron Crossing. (See Note 4—Investments in Unconsolidated Joint Ventures.)

        The loss on sale or write down of assets for the year ended December 31, 2008 includes an impairment charge of $19,237 to reduce the carrying value of land held for development, the write-off of $8,613 in costs on development projects the Company determined not to pursue and a charge of $5,347 related to the Company's termination of its plan to sell its portfolio of former Mervyn's stores located at shopping centers not owned or managed by the Company (See Note 17—Discontinued Operations). As a result of its decision not to sell the Mervyn's portfolio, the Company revalued the assets related to the stores at the lower of their (i) carrying amount before the assets were classified as held for sale, adjusted for depreciation that would otherwise have been recognized had the assets been continuously classified as held and used, or ii) the fair value of the assets at the date subsequent to the decision not to sell. Accordingly, the Company recorded a loss on sale or write-down of assets.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

8. Marketable Securities:

        Marketable Securities consists of the following:

	2009	2008
Government debt securities, at par value	$27,825	$29,108
Less discount	(855)	(1,165)

	26,970	27,943
Unrealized gain	2,637	4,347

Fair value	$29,607	$32,290

        Future contractual maturities of marketable securities at December 31, 2009 are as follows:

1 year or less	$1,316
2 to 5 years	26,509

$27,825

        The proceeds from maturities and interest receipts from the marketable securities are restricted to the service of the Greeley Note (See Note 11—Bank and Other Notes Payable).

9. Deferred Charges And Other Assets, net:

        Deferred charges and other assets, net at December 31, 2009 and 2008 consist of the following:

	2009	2008
Leasing	$149,155	$139,374
Financing	48,287	54,256
Intangible assets(1):
In-place lease values	109,705	175,428
Leasing commissions and legal costs	30,925	57,832

	338,072	426,890
Less accumulated amortization(2)	(144,002)	(181,579)

	194,070	245,311
Other assets, net	82,852	94,351

	$276,922	$339,662

(1)
The estimated amortization of these intangibles assets for the next five years and thereafter is as follows:

Year ending December 31,
2010	$12,795
2011	10,734
2012	8,134
2013	6,346
2014	5,289
Thereafter	39,144

$82,442

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

9. Deferred Charges And Other Assets, net: (Continued)

(2)
Accumulated amortization includes $58,188 and $104,600 relating to intangibles assets at December 31, 2009 and 2008, respectively. Amortization expense for intangible assets was $19,815, $65,119 and $35,087 for the years ended December 31, 2009, 2008 and 2007, respectively.

        The allocated values of above-market leases included in deferred charges and other assets, net and below-market leases included in other accrued liabilities at December 31, 2009 and 2008 consist of the following:

	2009	2008
Above-Market Leases
Original allocated value	$50,573	$71,808
Less accumulated amortization	(33,632)	(49,014)

	$16,941	$22,794

Below-Market Leases
Original allocated value	$120,227	$185,976
Less accumulated amortization	(71,416)	(108,197)

	$48,811	$77,779

        The allocated values of above and below-market leases will be amortized into minimum rents on a straight-line basis over the individual remaining lease terms. The estimated amortization of these values for the next five years and subsequent years is as follows:

Year ending December 31,	Above Market	Below Market
2010	$3,144	$10,389
2011	2,399	8,999
2012	1,490	7,647
2013	1,251	4,031
2014	999	2,999
Thereafter	7,658	14,746

	$16,941	$48,811

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

10. Mortgage Notes Payable:

        Mortgage notes payable at December 31, 2009 and 2008 consist of the following:

	Carrying Amount of Mortgage Notes(1)
	2009		2008
					Interest Rate(1)	Monthly Payment (2)	Maturity Date
Property Pledged as Collateral	Other	Related Party	Other	Related Party
Capitola Mall	$—	$35,550	$—	$37,497	7.13%	380	2011
Cactus Power Center(3)	—	—	654	—	—	—	—
Carmel Plaza(4)	24,309	—	25,805	—	8.15%	202	2010
Chandler Fashion Center(5)	163,028	—	166,500	—	5.50%	435	2012
Chesterfield Towne Center(6)	52,369	—	54,111	—	9.07%	548	2024
Danbury Fair Mall	163,111	—	169,889	—	4.64%	1,225	2011
Deptford Mall	172,500	—	172,500	—	5.41%	778	2013
Deptford Mall	15,451	—	15,642	—	6.46%	101	2016
Fiesta Mall	84,000	—	84,000	—	4.98%	341	2015
Flagstaff Mall	37,000	—	37,000	—	5.03%	153	2015
FlatIron Crossing(7)	—	—	184,248	—	—	—	—
Freehold Raceway Mall(5)	165,546	—	171,726	—	4.68%	1,184	2011
Fresno Fashion Fair	83,781	83,780	84,706	84,705	6.76%	1,104	2015
Great Northern Mall	38,854	—	39,591	—	5.11%	234	2013
Hilton Village	8,564	—	8,547	—	5.27%	37	2012
La Cumbre Plaza(8)	30,000	—	30,000	—	2.11%	28	2010
Northgate, The Mall at(9)	8,844	—	—	—	6.90%	44	2013
Northridge Mall(10)	71,486	—	79,657	—	8.20%	453	2011
Oaks, The(11)	165,000	—	165,000	—	2.28%	273	2011
Oaks, The(12)	92,224	—	65,525	—	6.75%	179	2011
Pacific View	85,797	—	87,382	—	7.20%	602	2011
Panorama Mall(13)	50,000	—	50,000	—	1.31%	46	2010
Paradise Valley Mall(14)	85,000	—	20,259	—	6.30%	390	2012
Prescott Gateway	60,000	—	60,000	—	5.86%	289	2011
Promenade at Casa Grande(15)	86,617	—	97,209	—	1.70%	119	2010
Queens Center(16)	—	—	88,913	—	—	—	—
Queens Center(16)	—	—	106,657	106,657	—	—	—
Rimrock Mall	41,430	—	42,155	—	7.57%	320	2011
Salisbury, Center at	115,000	—	115,000	—	5.83%	555	2016
Santa Monica Place	76,652	—	77,888	—	7.79%	606	2010
SanTan Village Regional Center(17)	136,142	—	126,573	—	2.93%	284	2011
Shoppingtown Mall	41,381	—	43,040	—	5.01%	319	2011
South Plains Mall(18)	53,936	—	57,721	—	9.49%	454	2029
South Towne Center	88,854	—	89,915	—	6.39%	554	2015
Towne Mall	13,869	—	14,366	—	4.99%	100	2012
Tucson La Encantada	—	77,497	—	78,000	5.84%	362	2012
Twenty Ninth Street(19)	106,703	—	115,000	—	10.02%	467	2011
Valley River Center	120,000	—	120,000	—	5.59%	558	2016
Valley View Center	125,000	—	125,000	—	5.81%	596	2011
Victor Valley, Mall of(20)	100,000	—	100,000	—	2.09%	153	2011
Vintage Faire Mall	62,186	—	63,329	—	7.92%	508	2010

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

10. Mortgage Notes Payable: (Continued)

	Carrying Amount of Mortgage Notes(1)
	2009		2008
					Interest Rate(1)	Monthly Payment (2)	Maturity Date
Property Pledged as Collateral	Other	Related Party	Other	Related Party
Westside Pavilion(21)	175,000	—	175,000	—	3.24%	326	2011
Wilton Mall(22)	39,575	—	42,608	—	11.08%	349	2029

	$3,039,209	$196,827	$3,373,116	$306,859

(1)
The mortgage notes payable balances include the unamortized debt premiums (discounts). Debt premiums (discounts) represent the excess (deficiency) of the fair value of debt over (under) the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The interest rate disclosed represents the effective interest rate, including the debt premiums (discounts), deferred finance costs and notional amounts covered by interest rate swap agreements.

  Debt premiums (discounts) as of December 31, 2009 and 2008 consist of the following:

Property Pledged as Collateral	2009	2008
Danbury Fair Mall	$4,938	$9,166
Deptford Mall	(36)	(41)
Freehold Raceway Mall	5,507	8,940
Great Northern Mall	(110)	(137)
Hilton Village	(36)	(53)
Paradise Valley Mall	—	99
Shoppingtown Mall	1,565	2,648
Towne Mall	277	371
Wilton Mall	—	1,263

	$12,105	$22,256

(2)
This represents the monthly payment of principal and interest.

(3)
On September 4, 2009, the construction loan was paid off.

(4)
The loan was extended to May 1, 2010 and has extension options to extend the maturity date to May 1, 2011.

(5)
On September 30, 2009, 49.9% of the loan was assumed by a third party in connection with entering into a co-venture arrangement with that unrelated party. See Note 12—Co-Venture Arrangement.

(6)
In addition to monthly principal and interest payments, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property's gross receipts exceeds a base amount. The Company recognized contingent interest expense of ($331), $285 and $571 for the years ended December 31, 2009, 2008 and 2007, respectively.

(7)
On September 3, 2009, 75.0% of the loan was assumed by a third party in connection with the sale of a 75.0% interest of the underlying property to that party. See Note 4—Investments in Unconsolidated Joint Ventures.

(8)
The loan bears interest at LIBOR plus 0.88%. On December 30, 2009, the loan was extended to December 9, 2010 with extensions to June 9, 2012, dependent upon certain conditions. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 3.0% over the loan term. See Note 5—Derivative Instruments and Hedging Activities. The total interest rate was 2.11% and 2.58% at December 31, 2009 and 2008, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

10. Mortgage Notes Payable: (Continued)

(9)
On December 29, 2009, the Company placed a construction loan on the property that allows for total borrowings of up to $60,000, bears interest at LIBOR plus 4.50% with a total interest rate floor of 6.0% and matures on January 1, 2013, with two one-year extension options. The loan also includes options for additional borrowings of up to $20,000 depending on certain conditions. At December 31, 2009, the total interest rate was 6.90%.

(10)
On June 1, 2009, the Company extended the loan until January 1, 2011 at an interest rate of 8.20%. On February 12, 2010, the entire loan was paid off.

(11)
The loan bears interest at LIBOR plus 1.75% and matures on July 10, 2011 with two one-year extension options. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 6.25% over the loan term. See Note 5—Derivative Instruments and Hedging Activities. At December 31, 2009 and 2008, the total interest rate was 2.28% and 3.48%, respectively.

(12)
The construction loan allows for total borrowings of up to $135,000, bears interest at LIBOR plus a spread of 1.75% to 2.10%, depending on certain conditions and matures on July 10, 2011, with two one-year extension options. The Company placed an interest rate swap on the loan that effectively converts $88,297 of the loan amount from floating rate debt to fixed rate debt of 6.90% until April 15, 2010. See Note 5—Derivatives and Hedging Activities. At December 31, 2009 and 2008, the total interest rate was 2.83% and 4.24%, respectively.

(13)
The loan bears interest at LIBOR plus 0.85% and matures on February 28, 2010, with a one-year extension option. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 6.65%. See Note 5—Derivative Instruments and Hedging Activities. At December 31, 2009 and 2008, the total interest rate was 1.31% and 1.62%, respectively. The Company is in the process of extending this loan.

(14)
The previous loan was paid off in full on May 1, 2009. On August 31, 2009, the Company placed a new $85,000 loan on the property that bears interest at LIBOR plus 4.0% with a total interest rate floor of 5.50% and matures on August 31, 2012 with two one-year extension options. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 5.0% over the loan term.

(15)
The loan bears interest at LIBOR plus a spread of 1.20% to 1.40%, depending on certain conditions. The loan matures on August 16, 2010, with a one-year extension option, subject to provisions of the loan agreement. At December 31, 2009 and 2008, the total interest rate was 1.70% and 3.35%, respectively.

(16)
On July 30, 2009, 49% of the loan was assumed by a third party in connection with the sale of a 49% interest of the underlying property to that party. (See Note 4—Investments in Unconsolidated Joint Ventures.)

(17)
The construction loan on the property allows for total borrowings of up to $150,000 and bears interest at LIBOR plus a spread of 2.10% to 2.25%, depending on certain conditions. The loan matures on June 13, 2011, with two one-year extension options. At December 31, 2009 and 2008, the total interest rate was 2.93% and 3.91%, respectively.

(18)
On March 1, 2009, the interest rate on the loan increased from 7.49% to 9.49% and the loan was extended until March 1, 2029.

(19)
On March 25, 2009, the loan agreement was modified to bear interest at LIBOR plus 3.40% and mature on March 25, 2011, with a one-year extension option. The Company placed an interest rate swap on the loan that effectively converts the loan from floating rate debt to fixed rate debt of 10.02% until April 15, 2010. See Note 5—Derivative Instruments and Hedging Activities. At December 31, 2009 and 2008, the total interest rate was 5.45% and 2.20%, respectively.

(20)
The loan bears interest at LIBOR plus 1.60% and matures on May 6, 2011, with two one-year extension options. At December 31, 2009 and 2008, the total interest rate on the loan was 2.09% and 3.74%, respectively.

(21)
The loan bears interest at LIBOR plus 2.00% and matures on June 5, 2011, with two one-year extension options. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

10. Mortgage Notes Payable: (Continued)

  exceeding 5.50% until June 1, 2010. (See Note 5—Derivative Instruments and Hedging Activities.) At December 31, 2009 and 2008, the total interest rate on the loan was 3.24% and 4.07%, respectively.

(22)
On November 1, 2009, in accordance with the provisions of the loan agreement, the interest rate on the loan increased to 11.08% and the loan was extended until November 1, 2029. At December 31, 2009 and 2008, the total interest rate was 11.08% and 4.79%, respectively.

        Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

        The Company expects all 2010 loan maturities will be refinanced, extended and/or paid-off from the Company's line of credit.

        Total interest expense capitalized during 2009, 2008 and 2007 was $21,294, $33,281 and $32,004, respectively.

        Related party mortgage notes payable are amounts due to affiliates of NML. See Note 20—Related Party Transactions, for interest expense associated with loans from NML.

        The fair value of mortgage notes payable at December 31, 2009 and 2008 was $2,897,332 and $3,529,762, respectively, and based on current interest rates for comparable loans. The method for computing fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

        The future maturities of mortgage notes payable are as follows:

2010	$356,840
2011	1,553,914
2012	345,835
2013	218,213
2014	10,031
Thereafter	739,098

3,223,931
Debt premiums	12,105

$3,236,036

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

        The Company repurchased and retired $89,065 and $222,835 of the Senior Notes during the years ended December 31, 2009 and 2008, respectively. The retirements resulted in a gain of $29,824 and $84,143 on early extinguishment of debt for the years ended December 31, 2009 and 2008, respectively. The repurchase was funded by borrowings under the Company's line of credit.

        The carrying value of the Senior Notes at December 31, 2009 and December 31, 2008 was $614,245 and $687,654, respectively, which included unamortized discount of $23,855 and $39,510, respectively. The unamortized discount is amortized into interest expense over the term of the Senior Notes in a manner that approximates the effective interest method. As of December 31, 2009 and December 31, 2008, the effective interest rate was 5.41%. The fair value of the Senior Notes at December 31, 2009 and 2008 was $596,624 and $379,435, respectively, using a valuation methodology based on observable activity for the Senior Notes and other similar instruments in the marketplace.

  Line of Credit:

        The Company has a $1,500,000 revolving line of credit that bears interest at LIBOR plus a spread of 0.75% to 1.10% depending on the Company's overall leverage that matures on April 25, 2010. The Company is in the process of exercising the available one-year extension option under this facility which will extend the maturity date through April 25, 2011. The Company has an interest rate swap agreement that effectively fixed the interest rate on $400,000 of the outstanding balance of the line of credit at 6.08% until maturity. In addition, the Company has another swap agreement that effectively fixed the interest rate of $255,000 of the remaining balance of the line of credit at 6.13% until April 15, 2010. As of December 31, 2009 and 2008, borrowings outstanding were $655,000 and $1,099,500, respectively, at an average interest rate of 6.10% and 6.19%, respectively. The fair value of the Company's line of credit at December 31, 2009 and 2008 was $643,662 and $1,067,631, respectively, based on a present value model using current interest rate spreads offered to the Company for comparable debt.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

11. Bank and Other Notes Payable: (Continued)

  Term Loans:

        On May 13, 2003, the Company issued $250,000 in unsecured notes that bore interest at LIBOR plus 2.50%. These notes were repaid in full on March 16, 2007, from the proceeds of the Senior Notes offering.

        On April 25, 2005, the Company obtained a five-year, $450,000 term loan that bore interest at LIBOR plus 1.50%. At December 31, 2008, the term loan was $446,250. The loan was paid off during the year ended December 31, 2009 from the proceeds of sales of ownership interests in Queens Center and FlatIron Crossing (See Note 4—Investments in Unconsolidated Joint Ventures) and through additional borrowings under the Company's line of credit.

  Greeley Note:

        On July 27, 2006, concurrent with the sale of Greeley Mall, the Company provided marketable securities to replace Greeley Mall as collateral for the mortgage note payable on the property (See Note 8—Marketable Securities). As a result of this transaction, the debt was reclassified to bank and other notes payable. This note bears interest at an effective rate of 6.34% and matures in September 2013. The fair value of the note at December 31, 2009 and 2008 was $20,589 and $19,074, respectively, based on current interest rates for comparable loans. The method for computing fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

        As of December 31, 2009 and 2008, the Company was in compliance with all applicable loan covenants.

        The future maturities of bank and other notes payable are as follows:

2010	$655,729
2011	776
2012	638,921
2013	24,027

1,319,453
Debt discount	(23,855)

$1,295,598

12. Co-Venture Arrangement:

        On September 30, 2009, the Company formed a joint venture, whereby a third party acquired a 49.9% interest in Freehold Raceway Mall and Chandler Fashion Center. As part of this transaction, the Company issued a warrant in favor of the third party to purchase 935,358 shares of common stock of the Company at an exercise price of $46.68 per share. See "Warrants" in Note 15—Stockholders' Equity. The Company received approximately $174,650 in cash proceeds for the overall transaction, of which $6,496 was attributed to the warrants. The Company used the proceeds from this transaction to pay down the line of credit.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

12. Co-Venture Arrangement: (Continued)

        As a result of the Company having certain rights under the agreement to repurchase the assets after the seventh year of the venture formation, the transaction did not qualify for sale treatment. The Company, however, is not obligated to repurchase the assets. The transaction has been accounted for as a profit-sharing arrangement, and accordingly the assets, liabilities and operations of the properties remain on the books of the Company and a co-venture obligation has been established for the amount of $168,154, representing the net cash proceeds received from the third party less costs allocated to the warrant. The co-venture obligation is increased for the allocation of income to the co-venture partner and decreased for distributions to the co-venture partner.

13. Noncontrolling Interests:

        The Company allocates net income of the Operating Partnership based on the weighted average ownership interest during the period. The 11% limited partnership interest of the Operating Partnership not owned by the Company at December 31, 2009 is reflected in these consolidated financial statements as permanent equity.

        The interests in the Operating Partnership are known as OP Units. OP Units not held by the Company are redeemable at the election of the holder, and the Company may redeem them for the Company's stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the ten trading days ending on the respective balance sheet date. Accordingly, as of December 31, 2009 and 2008, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $422,074 and $227,091, respectively.

        The Company issued common and preferred units of MACWH, LP in April 2005 in connection with the acquisition of the Wilmorite portfolio. The common and preferred units of MACWH, LP are redeemable at the election of the holder, the Company may redeem them for cash or shares of the Company's stock at the Company's option, and they are classified as permanent equity.

        Included in permanent equity are outside ownership interests in various consolidated joint ventures. The joint ventures do not have rights that require the Company to redeem the ownership interests in either cash or stock.

        The outside ownership interests in the Company's joint venture in Shoppingtown Mall have a purchase option for $20,591. In addition, under certain conditions as defined by the partnership agreement, these partners have the right to "put" their partnership interests to the Company. Due to the redemption feature of the ownership interest in Shoppingtown Mall, these noncontrolling interests have been included in temporary equity.

        On December 10, 2009, the outside owners redeemed 9.58% of their interest in Shoppingtown Mall for $2,736.

14. Cumulative Convertible Redeemable Preferred Stock:

        On February 25, 1998, the Company issued 3,627,131 shares of Series A cumulative convertible redeemable preferred stock ("Series A Preferred Stock") for proceeds totaling $100,000 in a private placement. The preferred stock was convertible on a one-for-one basis into common stock and paid a

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

14. Cumulative Convertible Redeemable Preferred Stock: (Continued)

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

  Stock Dividends:

        On June 22, 2009, the Company issued 2,236,954 common shares to its common stockholders and OP Unit holders in connection with a declaration of a quarterly dividend of $0.60 per share of common stock to holders of record on May 11, 2009, consisting of a combination of cash and shares of the Company's common stock. The cash component of the dividend (not including cash paid in lieu of fractional shares) was 10% in the aggregate, or $0.06 per share, with the balance paid in shares of the Company's common stock.

        On September 21, 2009, the Company issued 1,658,023 common shares to its common stockholders and OP Unit holders in connection with a declaration of a quarterly dividend of $0.60 per share of common stock to holders of record on August 12, 2009, consisting of a combination of cash and shares of the Company's common stock. The cash component of the dividend (not including cash paid in lieu of fractional shares) was 10% in the aggregate, or $0.06 per share, with the balance paid in shares of the Company's common stock.

        On December 21, 2009, the Company issued 1,817,951 common shares to its common stockholders and OP Unit holders in connection with a declaration of a quarterly dividend of $0.60 per share of common stock to holders of record on November 12, 2009, consisting of a combination of cash and shares of the Company's common stock. The cash component of the dividend (not including cash paid

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

15. Stockholders' Equity: (Continued)

in lieu of fractional shares) was 10% in the aggregate, or $0.06 per share, with the balance paid in shares of the Company's common stock.

        In accordance with the provisions of Internal Revenue Service Revenue Procedure 2009-15, stockholders were asked to make an election to receive the dividends all in cash or all in shares. To the extent that more than 10% of cash was elected in the aggregate, the cash portion was prorated. Stockholders who elected to receive the dividends in cash received a cash payment of at least $0.06 per share. Stockholders who did not make an election received 10% in cash and 90% in shares of common stock. The number of shares issued on June 22, 2009 as a result of the dividend was calculated based on the volume weighted average trading prices of the Company's common stock on the New York Stock Exchange on June 10, 2009 through June 12, 2009 of $19.9927. The number of shares issued on September 21, 2009 as a result of the dividend was calculated based on the volume weighted average trading prices of the Company's common stock on the New York Stock Exchange on September 9, 2009 through September 11, 2009 of $28.51. The number of shares issued on December 21, 2009 as a result of the dividend was calculated based on the volume weighted average trading prices of the Company's common stock on the New York Stock Exchange on December 9, 2009 through December 11, 2009 of $30.16.

        The Company accounted for the stock portion of its distributions as stock issuances as opposed to a stock dividend. Accordingly, the impact of the shares issued is reflected in the Company's earnings per share calculation on a prospective basis. The issuance of the stock dividend resulted in a reduction of $0.04 on both basic and diluted earnings per share for the year ended December 31, 2009.

  Warrants:

        On September 3, 2009, the Company issued three warrants in connection with the sale of a 75% ownership interest in FlatIron Crossing. (See Note 4—Investments in Unconsolidated Joint Ventures.) The warrants provide for a purchase in the aggregate of 1,250,000 shares of the Company's common stock. The warrants were valued at $8,068 and recorded as a credit to additional paid-in capital. Each warrant has a three-year term and was immediately exercisable upon its issuance, has an exercise price of approximately $30.62 per share until September 3, 2011 and an exercise price of approximately $34.79 from September 4, 2011 until September 3, 2012, with such prices subject to anti-dilutive adjustments. The warrants allow for either gross or net issue settlement at the option of the warrant holder. In the event that the warrant holder elects a net issue settlement, the Company may elect to settle the warrants in cash or shares. In addition, the Company has entered into registration rights agreements with the warrant holders requiring the Company to provide certain registration rights regarding the resale of shares of common stock underlying each warrant.

        On September 30, 2009, the Company issued a warrant in connection with its formation of a co-venture to own and operate Freehold Raceway Mall and Chandler Fashion Center. (See Note 12—Co-Venture Arrangement.) The warrant provides for the purchase of 935,358 shares of the Company's common stock. The warrant was valued at $6,496 and recorded as a credit to additional paid-in capital. The warrant was immediately exercisable upon its issuance and will expire 30 days after the refinancing or repayment of each loan encumbering the Centers has closed. The warrant has an exercise price of $46.68 per share, with such price subject to anti-dilutive adjustments. The warrant allows for either gross or net issue settlement at the option of the warrant holder. In the event that the warrant holder

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

15. Stockholders' Equity: (Continued)

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

  Stock Offering:

        On October 27, 2009, the Company completed an offering of 12,000,000 newly issued shares of its common stock, as well as an additional 1,800,000 newly issued shares of common stock in connection with the underwriters' exercise of its over-allotment option. The net proceeds of the offering, after giving effect to the issuance and sale of all 13,800,000 shares of common stock at an initial price to the public of $29.00 per share, were approximately $383,450 after deducting underwriting discounts, commissions and other transaction costs. The Company used the net proceeds of the offering to pay down its line of credit.

  Stock Repurchases:

        On March 16, 2007, the Company repurchased 807,000 shares for $74,970 concurrent with the Senior Notes offering (See Note 11—Bank and Other Notes Payable). These shares were repurchased pursuant to the Company's stock repurchase program authorized by the Company's Board of Directors on March 9, 2007. This repurchase program ended on March 16, 2007 because the maximum shares allowed to be repurchased under the program was reached.

16. Acquisitions:

        The Company completed the following acquisitions during the years ended December 31, 2009, 2008 and 2007:

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

16. Acquisitions: (Continued)

  Mervyn's:

        On December 17, 2007, the Company purchased a portfolio of ground leasehold and/or fee simple interests in 39 Mervyn's department stores for $400,160. The Company purchased an additional ground leasehold interest on January 31, 2008 for $13,182 and a fee simple interest on February 29, 2008 for $19,338. All of the purchased properties are located in the Southwest United States. The purchase price was funded by cash and borrowings under the Company's line of credit. Concurrent with each acquisition, the Company entered into individual agreements to lease back the properties to Mervyn's for terms of 14 to 20 years. The results of operations include these properties since the acquisition date. (See Note 17—Discontinued Operations).

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

17. Discontinued Operations:

        The following dispositions occurred during the years ended December 31, 2009, 2008 and 2007:

  Mervyn's:

        On December 17, 2007, the Company purchased a portfolio of ground leasehold and/or fee simple interests in 39 Mervyn's department stores for $400,160. The Company purchased an additional ground leasehold interest on January 31, 2008 for $13,182 and a fee simple interest on February 29, 2008 for $19,338 (See Note 16—Acquisitions). Upon closing of these acquisitions, management designated the 29 stores located at shopping centers not owned or managed by the Company in the portfolio as available for sale. The results of operations from these properties had been included in income from discontinued operations from the respective acquisition dates until September 2008.

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

        In September 2008, the Company recorded a write-down of $5,214 due to the anticipated rejection of six of the Company's leases by Mervyn's. In addition, the Company terminated its plan to sell the 29 Mervyn's stores located at shopping centers not owned or managed by the Company. The Company's decision was based on current conditions in the credit market and the assumption that a better return could be obtained by holding and operating the assets. As a result of the change in plans to sell, the Company recorded a loss of $5,347 in (loss) gain on sale or write-down of assets in order to adjust the carrying value of these assets for depreciation expense that otherwise would have been recognized had these assets been continuously classified as held and used.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

17. Discontinued Operations: (Continued)

        In December 2008, Kohl's and Forever 21 assumed a total of 23 of the Mervyn's leases and the remaining 22 leases were rejected by Mervyn's under the bankruptcy laws. As a result, the Company wrote-off the unamortized intangible assets and liabilities related to the rejected and unassumed leases in December 2008. The Company wrote-off $27,655 of unamortized intangible assets related to lease in place values, leasing commissions and legal costs to depreciation and amortization. Unamortized intangible assets of $14,881 relating to above-market leases and unamortized intangible liabilities of $24,523 relating to below-market leases were written-off to minimum rents.

        On December 19, 2008, the Company sold a fee and/or ground leasehold interest in three former Mervyn's stores to its joint venture in Pacific Premier Retail Trust for $43,405, resulting in a gain on sale of assets of $1,511. The proceeds were used to pay down the Company's line of credit.

        In June 2009, the Company recorded an impairment charge of $25,958, as it relates to the fee and/or ground leasehold interests in five former Mervyn's stores due to the anticipated loss on the sale of these properties in July 2009. The Company subsequently sold the properties in July 2009 for $52,689, resulting in an additional $456 loss related to transaction costs. The Company used the proceeds from the sales to pay down the Company's Term Loan and for general corporate purposes.

        On September 29, 2009, the Company sold a leasehold interest in a former Mervyn's store for $4,510, resulting in a gain on sale of $4,087. The Company used the proceeds from the sale to pay down the Company's line of credit and for general corporate purposes.

  Rochester Redemption:

        On January 1, 2008, a subsidiary of the Operating Partnership, at the election of the holders, redeemed the 3,426,609 participating convertible preferred units ("PCPUs"). As a result of the redemption, the Company received the 16.32% noncontrolling interests in the portion of the Wilmorite portfolio that included Danbury Fair Mall, Freehold Raceway Mall, Great Northern Mall, Rotterdam Square, Shoppingtown Mall, Towne Mall, Tysons Corner Center and Wilton Mall, collectively referred to as the "Non-Rochester Properties," for total consideration of $224,393, in exchange for the Company's ownership interest in the portion of the Wilmorite portfolio that consisted of Eastview Commons, Eastview Mall, Greece Ridge Center, Marketplace Mall and Pittsford Plaza, collectively referred to as the "Rochester Properties," including approximately $18,000 in cash held at those properties. Included in the redemption consideration was the assumption of the remaining 16.32% interest in the indebtedness of the Non-Rochester Properties, which had an estimated fair value of $105,962. In addition, the Company also received additional consideration of $11,763, in the form of a note, for certain working capital adjustments, extraordinary capital expenditures, leasing commissions, tenant allowances, and decreases in indebtedness during the Company's period of ownership of the Rochester Properties. The Company recognized a gain of $99,082 on the exchange based on the difference between the fair value of the additional interest acquired in the Non-Rochester Properties and the carrying value of the Rochester Properties, net of minority interest. This exchange is referred to herein as the "Rochester Redemption."

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

        As a result of the Rochester Redemption, the Company recorded a credit to additional paid-in capital of $202,728 due to the reversal of adjustments to noncontrolling interests for the redemption value on the Rochester Properties over the Company's historical cost. In addition, the Company recorded a step-up in the basis of approximately $218,812 in the remaining portion of the Non-Rochester Properties.

Other Dispositions:

        Loss on sale of assets from discontinued operations of $2,376 in 2007 consisted of additional costs related to properties sold in 2006.

        In June 2009, the Company recorded an impairment charge of $1,037, as it related to the anticipated loss on the sale of Village Center, a 170,801 square foot urban village property, in July 2009. The Company subsequently sold the property on July 14, 2009 for $11,912 in total proceeds, resulting in a gain of $144 related to a change in estimate in transaction costs. The Company used the proceeds from the sale to pay down the term loan and for general corporate purposes.

        During the fourth quarter 2009, the Company sold five non-core community centers for $71,275, resulting in an aggregate loss on sale of $16,933. The Company used the proceeds from the sale to pay down the Company's line of credit and for general corporate purposes.

        The Company has classified the results of operations and gain or loss on sale for all of the above dispositions as discontinued operations for the years ended December 31, 2009, 2008 and 2007.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

17. Discontinued Operations: (Continued)

        The following table summarizes the revenues and income for the years ended December 31:

	2009	2008	2007
Revenues:
Scottsdale/101	$—	$10	$56
Park Lane Mall	—	—	13
Holiday Village	—	338	175
Greeley Mall	—	—	(8)
Great Falls Marketplace	—	(21)	—
Citadel Mall	—	—	45
Northwest Arkansas Mall	—	—	29
Crossroads Mall	—	—	(28)
Mervyn's	2,986	11,799	493
Rochester Properties	—	—	83,096
Village Center	946	1,989	2,091
Village Plaza	1,806	2,048	2,060
Village Crossroads	2,135	2,565	2,707
Village Square I	552	687	705
Village Square II	1,290	1,927	1,921
Village Fair North	3,263	3,619	3,677

	$12,978	$24,961	$97,032

Income from discontinued operations:
Scottsdale/101	$(5)	$(3)	$14
Park Lane Mall	—	—	(31)
Holiday Village	(9)	338	157
Greeley Mall	(4)	—	(84)
Great Falls Marketplace	—	(33)	(2)
Citadel Mall	—	—	(81)
Northwest Arkansas Mall	1	—	16
Crossroads Mall	—	—	18
Mervyn's	18	2,503	258
Rochester Properties	—	—	21,968
Village Center	429	557	558
Village Plaza	790	1,277	1,151
Village Crossroads	1,086	1,395	1,513
Village Square I	193	324	385
Village Square II	482	813	937
Village Fair North	1,549	1,626	1,204

	$4,530	$8,797	$27,981

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

18. Future Rental Revenues:

        Under existing non-cancelable operating lease agreements, tenants are committed to pay the following minimum rental payments to the Company:

Year Ending December 31,
2010	$369,862
2011	328,240
2012	277,311
2013	244,886
2014	216,864
Thereafter	829,990

$2,267,153

19. Commitments and Contingencies:

        The Company has certain properties subject to non-cancelable operating ground leases. The leases expire at various times through 2107, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined in the lease. Ground rent expenses were $7,818, $8,999 and $4,047 for the years ended December 31, 2009, 2008 and 2007, respectively. No contingent rent was incurred for the years ended December 31, 2009, 2008 and 2007.

        Minimum future rental payments required under the leases are as follows:

Year Ending December 31,
2010	$11,592
2011	12,016
2012	12,327
2013	12,415
2014	12,990
Thereafter	796,702

$858,042

        As of December 31, 2009 and 2008, the Company was contingently liable for $26,440 and $19,699, respectively, in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company. In addition, the Company has a $24,000 letter of credit that serves as collateral to a liability assumed in the acquisition of Shoppingtown Mall.

        The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the agreement. At December 31, 2009, the Company had $40,159 in outstanding obligations, which it believes will be settled in 2010.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

20. Related-Party Transactions:

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

	2009	2008	2007
Management Fees	$24,323	$22,113	$19,423
Development and Leasing Fees	9,228	10,809	11,894

	$33,551	$32,922	$31,317

        Certain mortgage notes on the properties are held by NML (See Note 10—Mortgage Notes Payable). Interest expense in connection with these notes was $19,413, $14,970 and $13,390 for the years ended December 31, 2009, 2008 and 2007, respectively. Included in accounts payable and accrued expenses is interest payable to these partners of $954 and $1,609 at December 31, 2009 and 2008, respectively.

        As of December 31, 2009 and 2008, the Company had loans to unconsolidated joint ventures of $2,316 and $932, respectively. Interest income associated with these notes was $46, $45 and $46 for the years ended December 31, 2009, 2008 and 2007, respectively. These loans represent initial funds advanced to development stage projects prior to construction loan funding. Correspondingly, loan payables in the same amount have been accrued as an obligation by the various joint ventures.

        Due from affiliates of $6,034 and $9,124 at December 31, 2009 and 2008, respectively, represents unreimbursed costs and fees due from unconsolidated joint ventures under management agreements.

21. Share and Unit-Based Plans:

        The Company has established share and unit-based compensation plans for the purpose of attracting and retaining executive officers, directors and key employees.

  2003 Equity Incentive Plan:

        The 2003 Equity Incentive Plan ("2003 Plan") authorizes the grant of stock awards, stock options, stock appreciation rights, stock units, stock bonuses, performance based awards, dividend equivalent rights and operating partnership units or other convertible or exchangeable units. As of December 31, 2009, stock awards, LTIP Units (as defined below), stock appreciation rights ("SARs") and stock options have been granted under the 2003 Plan. All stock options or other rights to acquire common stock granted under the 2003 Plan have a term of 10 years or less. These awards were generally granted based on certain performance criteria for the Company and the employees. The aggregate number of shares of common stock that may be issued under the 2003 Plan is 13,634,400 shares. As of December 31, 2009, there were 9,317,389 shares available for issuance under the 2003 Plan.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

21. Share and Unit-Based Plans: (Continued)

  Stock Units:

        On March 6, 2009, the Company granted 1,600,002 restricted stock units ("RSUs") to certain officers of the Company as an additional component of compensation. The outstanding RSUs vest over three years and the compensation cost related to the grants is determined by the market value at the grant date and is amortized over the vesting period on a straight-line basis. RSUs are subject to restrictions determined by the Company's compensation committee. The following table summarizes the activity of non-vested stock units during the years ended December 31, 2009:

	2009
	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	—	$—
Granted	1,600,002	7.17
Vested	(32,405)	7.17
Forfeited	—	—

Balance at end of year	1,567,597	$7.17

  Stock Awards:

        The outstanding stock awards vest over three years and the compensation cost related to the grants are determined by the market value at the grant date and are amortized over the vesting period on a straight-line basis. Stock awards are subject to restrictions determined by the Company's compensation committee. The following table summarizes the activity of non-vested stock awards during the years ended December 31, 2009, 2008 and 2007:

	2009		2008		2007
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at beginning of year	275,181	$74.68	336,072	$77.21	392,294	$61.06
Granted	6,500	8.21	127,272	61.17	150,057	92.36
Vested	(155,077)	76.09	(182,510)	70.06	(201,311)	56.89
Forfeited	(467)	70.19	(5,653)	70.04	(4,968)	76.25

Balance at end of year	126,137	$69.53	275,181	$74.68	336,072	$77.21

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

21. Share and Unit-Based Plans: (Continued)

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

        The following table summarizes the activity of non-vested SARs awards during the years ended December 31, 2009 and 2008:

	2009		2008
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	1,228,384	$7.68	—	$—
Granted	29,000	1.17	1,257,134	7.68
Vested	(91,050)	7.68	—	—
Forfeited	(30,937)	7.68	(28,750)	7.68

Balance at end of year	1,135,397	$7.51	1,228,384	$7.68

  Long-Term Incentive Plan ("LTIP") Units:

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

21. Share and Unit-Based Plans: (Continued)

The expected growth rate of the stock prices over the "derived service period" is determined with consideration of the risk free rate as of the grant date.

        The following table summarizes the activity of non-vested LTIP Units during the years ended December 31, 2009, 2008 and 2007:

	2009		2008		2007
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	299,350	$57.02	187,387	$55.90	215,709	$52.18
Granted	—	—	118,780	61.17	57,258	64.35
Vested	(46,410)	65.29	(6,817)	89.21	(85,580)	52.18
Forfeited	—	—	—	—	—	—

Balance at end of year	252,940	$55.50	299,350	$57.02	187,387	$55.90

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

21. Share and Unit-Based Plans: (Continued)

        The following table summarizes the activity of stock options for the years ended December 31, 2009, 2008 and 2007:

	2009		2008		2007
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at beginning of year	102,500	$81.10	102,500	$81.10	2,500	$39.43
Granted	—	—	—	—	100,000	82.14
Vested	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—

Balance at end of year	102,500	$81.10	102,500	$81.10	102,500	$81.10

  Directors' Phantom Stock Plan:

        The Directors' Phantom Stock Plan offers non-employee members of the board of directors ("Directors") the opportunity to defer their cash compensation and to receive that compensation in common stock rather than in cash after termination of service or a predetermined period. Compensation generally includes the annual retainer and regular meeting fees payable by the Company to the Directors. Deferred amounts are credited as units of phantom stock at the beginning of each three-year deferral period by dividing the present value of the deferred compensation by the average fair market value of the Company's common stock at the date of award. Compensation expense related to the phantom stock award was determined by the amortization of the value of the stock units on a straight-line basis over the applicable three-year service period. The stock units (including dividend equivalents) vest as the Directors' services (to which the fees relate) are rendered. Vested phantom stock units are ultimately paid out in common stock on a one-unit for one-share basis. Stock units receive dividend equivalents in the form of additional stock units, based on the dividend amount paid on the common stock. The aggregate number of phantom stock units that may be granted under the Directors' Phantom Stock Plan is 500,000. As of December 31, 2009, there were 330,992 units available for grant under the Directors' Phantom Stock Plan. As of December 31, 2009, there was no unrecognized cost related to non-vested phantom stock units.

        The following table summarizes the activity of the non-vested phantom stock units for the years ended December 31, 2009, 2008 and 2007:

	2009		2008		2007
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	3,209	$83.88	6,419	$83.86	—	$—
Granted	25,036	14.99	11,234	34.17	13,491	84.03
Vested	(28,245)	22.82	(14,444)	45.21	(7,072)	84.19
Forfeited	—	—	—	—	—	—

Balance at end of year	—	$—	3,209	$83.88	6,419	$83.86

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

21. Share and Unit-Based Plans: (Continued)

  Employee Stock Purchase Plan ("ESPP"):

        The ESPP authorizes eligible employees to purchase the Company's common stock through voluntary payroll deduction made during periodic offering periods. Under the plan, common stock is purchased at a 10% discount from the lesser of the fair value of common stock at the beginning and ending of the offering period. A maximum of 750,000 shares of common stock is available for purchase under the ESPP. The number of shares available for future purchase under the plan at December 31, 2009 was 653,634.

  Other Share-Based Plans:

        Prior to the adoption of the 2003 Plan, the Company had several other share-based plans. Under these plans, 25,000 stock options were outstanding as of December 31, 2009. No additional shares may be issued under these plans. All stock options outstanding under these plans were fully vested as of December 31, 2005. As of December 31, 2009, all of the outstanding shares are exercisable at a weighted average price of $26.90. The weighted average remaining contractual life for options outstanding and exercisable was three years.

  Compensation:

        The Company records compensation expense on a straight-line basis for awards, with the exception of the market-indexed awards granted under the LTIP.

        The following summarizes the compensation cost under the share and unit-based plans:

	2009	2008	2007
LTIP units	$3,800	$6,443	$8,389
Stock awards	6,964	11,577	12,231
Stock units	3,291	—	—
Stock options	596	596	194
SARs	2,669	2,605	—
Phantom stock units	643	653	595

	$17,963	$21,874	$21,409

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

        The Company capitalized share and unit-based compensation costs of $9,868, $10,224 and $9,065 for the years ended December 31, 2009, 2008 and 2007, respectively.

        The fair value of stock awards vested during the years ended December 31, 2009, 2008 and 2007 was $2,217, $12,787 and $11,453, respectively. Unrecognized compensation cost of share and unit-based plans at December 31, 2009, consisted of $2,889 from LTIP awards, $3,541 from stock awards, $8,350 from stock units, $402 from stock options and $3,583 from SARs.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

22. Profit Sharing Plan:

        The Company has a retirement profit sharing plan that covers substantially all of its eligible employees. The plan is qualified in accordance with section 401(a) of the Internal Revenue Code. Effective January 1, 1995, this plan was modified to include a 401(k) plan whereby employees can elect to defer compensation subject to Internal Revenue Service withholding rules. This plan was further amended effective February 1, 1999 to add The Macerich Company Common Stock Fund as a new investment alternative under the plan. A total of 150,000 shares of common stock were reserved for issuance under the plan. Contributions by the Company to the plan were made at the discretion of the Board of Directors and were based upon a specified percentage of employee compensation. On January 1, 2004, the plan adopted the "Safe Harbor" provision under Sections 401(k)(12) and 401(m)(11) of the Internal Revenue Code. In accordance with these newly adopted provisions, the Company began matching contributions equal to 100 percent of the first three percent of compensation deferred by a participant and 50 percent of the next two percent of compensation deferred by a participant. During the years ended December 31, 2009, 2008 and 2007, these matching contributions made by the Company were $3,189, $2,785 and $2,680, respectively. Contributions are recognized as compensation in the period they are made.

23. Deferred Compensation Plans:

        The Company has established deferred compensation plans under which key executives of the Company may elect to defer receiving a portion of their cash compensation otherwise payable in one calendar year until a later year. The Company may, as determined by the Board of Directors at its sole discretion prior to the beginning of the plan year, credit a participant's account with a matching amount equal to a percentage of the participant's deferral. The Company contributed $698, $898 and $815 to the plans during the years ended December 31, 2009, 2008 and 2007, respectively. Contributions are recognized as compensation in the periods they are made.

24. Income Taxes:

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

24. Income Taxes: (Continued)

following table details the components of the distributions, on a per share basis, for the years ended December 31:

	2009		2008		2007
Ordinary income	$0.09	3.3%	$3.19	99.7%	$1.52	51.9%
Qualified dividends	—	0.0%	—	0.0%	—	0.0%
Capital gains	1.12	43.2%	0.01	0.3%	0.08	2.6%
Unrecaptured Section 1250 gain	0.93	35.8%	—	0.0%	—	0.0%
Return of capital	0.46	17.7%	—	0.0%	1.33	45.5%

Dividends paid	$2.60	100.0%	$3.20	100.0%	$2.93	100.0%

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

        The income tax benefit (provision) of the TRSs for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007
Current	$(264)	$—	$(8)
Deferred	5,025	(1,126)	478

Total income tax benefit (provision)	$4,761	$(1,126)	$470

        Income tax benefit (provision) of the TRSs for the years ended December 31, 2009, 2008 and 2007 are reconciled to the amount computed by applying the Federal Corporate tax rate as follows:

	2009	2008	2007
Book (loss) income for taxable REIT subsidiaries	$(15,371)	$879	$(3,812)

Tax at statutory rate on earnings from continuing operations before income taxes	$5,226	$(299)	$1,296
Other	(465)	(827)	(826)

Income tax benefit (expense)	$4,761	$(1,126)	$470

        Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred tax assets and liabilities of the TRSs relate primarily to differences in the book and tax bases of property and to operating loss carryforwards for federal and state income tax purposes. A valuation allowance for deferred tax assets is provided if the Company

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

24. Income Taxes: (Continued)

believes it is more likely than not that all or some portion of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent on the Company generating sufficient taxable income in future periods. The net operating loss carryforwards are currently scheduled to expire through 2028, beginning in 2014. Net deferred tax assets of $11,866 and $13,830 were included in deferred charges and other assets, net at December 31, 2009 and 2008, respectively.

        The tax effects of temporary differences and carryforwards of the TRSs included in the net deferred tax assets at December 31, 2009 and 2008 are summarized as follows:

	2009	2008
Net operating loss carryforwards	$10,380	$15,939
Property, primarily differences in depreciation and amortization, the tax basis of land assets and treatment of certain other costs	(646)	(4,329)
Other	2,132	2,220

Net deferred tax assets	$11,866	$13,830

        As of January 1, 2007, the Company had $1,574 of unrecognized tax benefit included in other accrued liabilities, all of which would affect the Company's effective tax rate if recognized, and which was recorded as a charge to accumulated deficit. At December 31, 2009, the Company had $2,420 of unrecognized tax benefit. As a result of tax positions taken during the current year, an increase in the unrecognized tax benefit of $651 and a decrease in the unrecognized tax benefit of $432 (relating to the expiration of the statue of limitations for the 2005 tax year) were included in the Company's consolidated statements of operations.

        The following is a reconciliation of the unrecognized tax benefits for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Unrecognized tax benefits at beginning of year	$2,201	$1,906	$1,574
Gross increases for tax positions of current year	651	647	607
Gross decreases for tax positions of current year	(432)	(352)	(275)

Unrecognized tax benefits at end of year	$2,420	$2,201	$1,906

        The tax years 2006-2008 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefit will materially change within the next 12 months.

25. Segment Information:

        The Company currently operates in one business segment, the acquisition, ownership, development, redevelopment, management and leasing of regional and community shopping centers. Additionally, the Company operates in one geographic area, the United States.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

26. Quarterly Financial Data (Unaudited):

        The following is a summary of quarterly results of operations for the years ended December 31, 2009 and 2008:

	2009 Quarter Ended				2008 Quarter Ended
	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31
Revenues(1)	$199,968	$200,296	$205,915	$210,779	$238,287	$222,261	$216,791	$217,531
Net (loss) income available to common stockholders	$(14,376)	$142,838	$(21,736)	$14,016	$50,952	$2,638	$15,725	$92,610
Net (loss) income available to common stockholders per share-basic	$(0.17)	$1.75	$(0.29)	$0.18	$0.67	$0.03	$0.21	$1.27
Net (loss) income available to common stockholders per share-diluted	$(0.18)	$1.75	$(0.29)	$0.18	$0.67	$0.03	$0.21	$1.25

(1)
Revenues as reported on the Company's Form 10-Q's have been reclassified to reflect adjustments for discontinued operations.

27. Subsequent Events:

        On February 4, 2010, the Company announced a quarterly dividend of $0.60 per share of common stock, consisting of a combination of cash and shares of the Company's common stock. The dividend is payable on March 22, 2010 to stockholders of record at the close of business on February 16, 2010.

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

        In accordance with the provisions of IRS Revenue Procedure 2010-12, stockholders will be asked to make an election to receive the dividend all in cash or all in shares. To the extent that more than 10% of cash is elected in the aggregate, the cash portion will be prorated. Stockholders who elect to receive the dividend in cash will receive a cash payment of at least $0.06 per share. Stockholders who do not make an election will receive 10% in cash and 90% in shares of common stock. The number of shares issued as a result of the dividend will be calculated based on the volume weighted average trading prices of the Company's common stock on the New York Stock Exchange on March 10, 2010 through March 12, 2010.

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

27. Subsequent Events: (Continued)

        On February 12, 2010, the Company paid off the $71,324 balance of the mortgage note payable on Northridge Mall from borrowings under its line of credit.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Stockholders of
Pacific Premier Retail Trust

        We have audited the accompanying consolidated balance sheets of Pacific Premier Retail Trust, a Maryland Real Estate Investment Trust (the "Trust") as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Los Angeles, California
February 26, 2010

PACIFIC PREMIER RETAIL TRUST

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par values)

	December 31,
	2009	2008
ASSETS:
Property, net	$1,012,564	$1,013,232
Cash and cash equivalents	48,512	94,467
Restricted cash	1,455	1,608
Tenant receivables, net	6,812	4,890
Deferred rent receivable	10,953	10,030
Deferred charges, net	20,971	16,759
Due from related parties	154	—
Other assets	20,735	7,845

Total assets	$1,122,156	$1,148,831

LIABILITIES AND EQUITY:
Mortgage notes payable:
Related parties	$61,201	$61,687
Others	936,930	869,164

Total	998,131	930,851
Accounts payable	2,298	2,985
Accrued interest payable	4,028	3,638
Tenant security deposits	1,727	2,584
Other accrued liabilities	24,245	34,021
Due to related parties	—	1,177

Total liabilities	1,030,429	975,256

Commitments and contingencies
Equity:
Stockholders' equity:
Series A and Series B redeemable preferred stock, $.01 par value, 625 shares authorized, issued and outstanding at December 31, 2009 and 2008	—	—
Series A and Series B common stock, $.01 par value, 219,611 shares authorized issued and outstanding at December 31, 2009 and 2008	2	2
Additional paid-in capital	319,590	320,555
Accumulated deficit	(228,044)	(148,232)
Accumulated other comprehensive loss	(30)	—

Total stockholders' equity	91,518	172,325
Noncontrolling interests	209	1,250

Total equity	91,727	173,575

Total liabilities and equity	$1,122,156	$1,148,831

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER RETAIL TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	For the years ended December 31,
	2009	2008	2007
Revenues:
Minimum rents	$131,785	$130,780	$125,558
Percentage rents	5,039	5,177	7,409
Tenant recoveries	50,074	50,690	50,435
Other	4,583	4,706	4,237

Total revenues	191,481	191,353	187,639

Expenses:
Maintenance and repairs	11,232	10,985	11,210
Real estate taxes	15,547	13,784	14,099
Management fees	6,634	6,700	6,474
General and administrative	5,789	5,783	4,568
Ground rent	1,467	1,559	1,456
Insurance	2,172	2,118	2,207
Marketing	254	751	611
Utilities	6,074	6,790	6,708
Security	5,329	5,390	5,238
Interest	51,466	45,995	49,524
Depreciation and amortization	36,345	32,627	30,970

Total expenses	142,309	132,482	133,065

Net income	49,172	58,871	54,574
Less net income attributable to noncontrolling interests	224	232	195

Net income attributable to the Trust	$48,948	$58,639	$54,379

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER RETAIL TRUST

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands)

	Stockholders' Equity
	Common Shares	Preferred Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance January 1, 2007	219,611	625	$2	$307,613	($128,553)	$—	$179,062	$823	$179,885
Net income	—	—	—	—	54,379		54,379	195	54,574
Contributions from Macerich PPR Corp.	—	—	—	6,582	—		6,582	—	6,582
Contributions from Ontario Teachers' Pension Plan Board	—	—	—	6,360	—		6,360	—	6,360
Distributions to Macerich PPR Corp.	—	—	—	—	(31,609)		(31,609)	—	(31,609)
Distributions to Ontario Teachers' Pension Plan Board	—	—	—	—	(30,542)		(30,542)	—	(30,542)
Other distributions	—	—	—	—	(75)		(75)	—	(75)

Balance December 31, 2007	219,611	625	2	320,555	(136,400)	—	184,157	1,018	185,175
Net income	—	—	—	—	58,639		58,639	232	58,871
Distributions to Macerich PPR Corp.	—	—	—	—	(35,802)		(35,802)	—	(35,802)
Distributions to Ontario Teachers' Pension Plan Board	—	—	—	—	(34,594)		(34,594)	—	(34,594)
Other distributions	—	—	—	—	(75)		(75)	—	(75)

Balance December 31, 2008	219,611	625	2	320,555	(148,232)	—	172,325	1,250	173,575
Comprehensive income:
Net income	—	—	—	—	48,948	—	48,948	224	49,172
Interest rate cap agreement	—	—	—	—	—	(30)	(30)	—	(30)

Total comprehensive income	—	—	—	—	48,948	(30)	48,918	224	49,142
Distributions to Macerich PPR Corp.	—	—	—	—	(65,447)	—	(65,447)	—	(65,447)
Distributions to Ontario Teachers' Pension Plan Board	—	—	—	—	(63,238)	—	(63,238)	—	(63,238)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,230)	(2,230)
Other distributions	—	—	—	—	(75)	—	(75)	—	(75)
Adjustment of noncontrolling interests in Trust	—	—	—	(965)	—	—	(965)	965	—

Balance December 31, 2009	219,611	625	$2	$319,590	($228,044)	($30)	$91,518	$209	$91,727

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER RETAIL TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the years ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$49,172	$58,871	$54,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,589	33,132	31,458
Changes in assets and liabilities:
Tenant receivables, net	(1,922)	3,229	(1,435)
Deferred rent receivable	(923)	(238)	207
Other assets	(12,890)	(6,346)	629
Accounts payable	143	(265)	681
Accrued interest payable	390	(304)	(72)
Tenant security deposits	(857)	339	198
Other accrued liabilities	7,840	3,513	4,959
Due to related parties	(1,331)	(23)	428

Net cash provided by operating activities	77,211	91,908	91,627

Cash flows from investing activities:
Acquistions of property and improvements	(33,881)	(62,386)	(19,070)
Deferred leasing charges	(3,015)	(9,868)	(3,325)
Restricted cash	153	(123)	(166)

Net cash used in investing activities	(36,743)	(72,377)	(22,561)

Cash flows from financing activities:
Proceeds from notes payable	72,428	250,000	—
Payments on notes payable	(5,148)	(138,388)	(11,643)
Contributions	—	—	12,942
Distributions	(147,765)	(52,946)	(61,851)
Dividends to preferred stockholders	(375)	(375)	(375)
Deferred financing costs	(5,563)	(433)	—

Net cash (used in) provided by financing activities	(86,423)	57,858	(60,927)

Net (decrease) increase in cash	(45,955)	77,389	8,139
Cash and cash equivalents, beginning of year	94,467	17,078	8,939

Cash and cash equivalents, end of year	$48,512	$94,467	$17,078

Supplemental cash flow information:
Cash payment for interest, net of amounts capitalized	$50,381	$45,794	$49,596

Non-cash transactions:
Accrued distributions included in other accrued liabilities	$—	$17,150	$—

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER RETAIL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

1. Organization:

        On February 12, 1999, Macerich PPR Corp. (the "Corp"), an indirect wholly owned subsidiary of The Macerich Company (the "Company"), and Ontario Teachers' Pension Plan Board ("Ontario Teachers") formed the Pacific Premier Retail Trust (the "Trust") to acquire and operate a portfolio of regional shopping centers ("Centers").

        Included in the Centers is a 99% interest in Los Cerritos Center and Stonewood Mall, all other Centers are held at 100%.

        The Centers as of December 31, 2009 and their locations are as follows:

Cascade Mall	Burlington, Washington
Creekside Crossing Mall	Redmond, Washington
Cross Court Plaza	Burlington, Washington
Kitsap Mall	Silverdale, Washington
Kitsap Place Mall	Silverdale, Washington
Lakewood Center	Lakewood, California
Los Cerritos Center	Cerritos, California
Northpoint Plaza	Silverdale, Washington
Redmond Town Center	Redmond, Washington
Redmond Office	Redmond, Washington
Stonewood Mall	Downey, California
Washington Square Mall	Portland, Oregon
Washington Square Too	Portland, Oregon

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

  Tenant Receivables:

        Included in tenant receivables are accrued percentage rents of $1,807 and $1,826 and an allowance for doubtful accounts of $847 and $326 at December 31, 2009 and 2008, respectively.

PACIFIC PREMIER RETAIL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

2. Summary of Significant Accounting Policies: (Continued)

  Revenues:

        Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight-line rent adjustment." Rental income was increased (decreased) by $923, $59 and ($28) in 2009, 2008 and 2007, respectively, due to the straight-line rent adjustment. Percentage rents are recognized on an accrual basis and are accrued when tenants' specified sales targets have been met.

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

        Property is recorded at cost and is depreciated using a straight-line method over the estimated lives of the assets as follows:

Building and improvements	5 - 40 years
Tenant improvements	5 - 7 years
Equipment and furnishings	5 - 7 years

        The Trust assesses whether there has been impairment in the value of its long-lived assets by considering expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenants' ability to perform their duties and pay rent under the terms of the leases. The determination of recoverability is made based upon the estimated undiscounted future net cash flows, excluding interest expense. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flows analysis, with the carrying value of the related assets. Long-lived assets classified as held for sale are measured at the lower of the carrying amount or fair value less cost to sell. Management does not believe impairment has occurred in its net property carrying values at December 31, 2009 or 2008.

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

        Included in deferred charges are accumulated amortization of $11,141 and $11,982 at December 31, 2009 and 2008, respectively.

  Fair Value of Financial Instruments:

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

        No tenants represented more than 10% of total minimum rents during the year ended December 31, 2009. One tenant represented 10.6% and 10.1% of total minimum rents for the years ended December 31, 2008 and 2007, respectively.

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

  Recent Accounting Pronouncements:

        In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification ("FASB Codification") and the Hierarchy of Generally Accepted Accounting Principles." This pronouncement establishes the FASB Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. The Trust adopted this pronouncement on July 1, 2009 and has updated its references to specific GAAP literature to reflect the codification.

        SFAS No. 165, "Subsequent Events," which was superseded by the FASB Codification and is now included in Accounting Standards Codification ("ASC") 855, establishes principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. The adoption of this pronouncement on April 1, 2009, did not have a material impact on the Trust's consolidated financial statements.

        FASB Staff Position ("FSP") SFAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies," which was superseded by the FASB Codification and is now included in ASC 805-20, addresses application issues on the accounting for contingencies in a business combination. The adoption of this pronouncement on April 1, 2009 did not have any impact on the Trust's consolidated financial statements.

        FSP SFAS No. 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly," which was superseded by the FASB Codification and is now included in ASC 820-10, reaffirmed the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The adoption of this pronouncement on January 1, 2009, did not have a material impact on the Trust's consolidated financial statements.

        SFAS No. 141(R), "Business Combinations," which was superseded by the FASB Codification and is now included in ASC 805, requires an acquiring entity to recognize acquired assets and assumed liabilities in a transaction at fair value as of the acquisition date and changes the accounting treatment for certain items, including acquisition costs, which will be required to be expensed as incurred. The adoption of this pronouncement on January 1, 2009 did not have a material impact on the Trust's consolidated financial statements.

        SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133," which was superseded by the FASB Codification and is now included in ASC 815-10, requires qualitative disclosures about objectives and strategies for using derivatives and

PACIFIC PREMIER RETAIL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

2. Summary of Significant Accounting Policies: (Continued)

quantitative disclosures about the fair value of and gains and losses on derivative instruments. As a result of the Company's adoption of this pronouncement, the Company has expanded its disclosures concerning its derivative instruments and hedging activities in Note 3—Derivative Instruments and Hedging Activities.

        SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51," which was superseded by the FASB Codification and is now included in ASC 810-10-45, requires that noncontrolling interests be presented as a component of consolidated stockholders' equity and eliminates "minority interest accounting" such that the amount of net income attributable to the noncontrolling interests will be presented as part of consolidated net income on the consolidated statements of operations. As a result of the adoption of this standard on January 1, 2009, the Trust reclassified its noncontrolling interests from other accrued liabilities to permanent equity.

        FSP SFAS No. 115-2 and SFAS No. 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," which was superseded by the FASB Codification and is now included in ASC 320-10-35, requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The adoption of this pronouncement on January 1, 2009 did not have a material impact on the Trust's consolidated financial statements.

        SFAS No. 166, "Accounting for Transfers of Financial Assets—an amendment of FASB No. 140," which was superseded by the FASB Codification and is now included in ASC 860, removes the concept of a qualifying special-purpose entity and requires a transferor to consider all arrangements or agreements made contemporaneously with, or in contemplation of, a transfer of a financial asset in order to determine whether a transferor and all of the entities included in the transferor's financial statements being presented have surrendered control of the transferred financial asset. The adoption of this pronouncement on January 1, 2010, is not expected to have a material impact on the Trust's consolidated financial statements.

        SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)," which was superseded by the FASB Codification and is now included in ASC 810, provides guidance for determining whether an entity is the primary beneficiary in a variable interest entity. It also requires ongoing reassessments and additional disclosures about an entity's involvement in variable interest entities. The adoption of this pronouncement on January 1, 2010, is not expected to have a material impact on the Trust's consolidated financial statements.

3. Derivative Instruments and Hedging Activities:

        The Trust recognizes all derivatives in the consolidated financial statements and measures the derivatives at fair value. The Trust uses interest rate swap and cap agreements (collectively, "interest rate agreements") in the normal course of business to manage or reduce its exposure to adverse fluctuations in interest rates. The Trust designs its hedges to be effective in reducing the risk exposure that they are designated to hedge. Any instrument that meets the cash flow hedging criteria is formally designated as a cash flow hedge at the inception of the derivative contract. On an ongoing quarterly basis, the Trust adjusts its balance sheet to reflect the current fair value of its derivatives. To the extent they are effective, changes in fair value of derivatives are recorded in comprehensive income.

PACIFIC PREMIER RETAIL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

3. Derivative Instruments and Hedging Activities: (Continued)

Ineffective portions, if any, are included in net income. No ineffectiveness was recorded in net income during the year ended December 31, 2009. If any derivative instrument used for risk management does not meet the hedging criteria, it is marked-to-market each period in the consolidated statements of operations. As of December 31, 2009, the Trust's one derivative instrument was designated as a cash flow hedge. As of December 31, 2009, the Trust's derivative instrument did not contain any credit risk related contingent features or collateral arrangements.

        Amounts paid (received) as a result of interest rate agreements are recorded as an addition (reduction) to (of) interest expense. The Trust recorded other comprehensive loss related to the marking-to-market of interest rate agreement of ($30) for the years ended December 31, 2009. The amount expected to be reclassified to interest expense in the next 12 months is immaterial.

        The following derivative was outstanding at December 31, 2009:

Property/Entity	Notional Amount	Fair Product	Rate	Maturity	Value
Los Cerritos	$200,000	Cap	8.55%	7/1/2010	$—

4. Fair Value:

        The fair values of interest rate agreements are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below or rose above the strike rate of the interest rate agreements. The variable interest rates used in the calculation of projected receipts on the interest rate agreements are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. The Trust incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Trust has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

        Although the Trust has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2009, the Trust has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Trust has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

PACIFIC PREMIER RETAIL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

5. Property:

        Property is summarized at December 31, 2009 and 2008 as follows:

	2009	2008
Land	$257,473	$246,841
Building improvements	923,230	902,673
Tenant improvements	48,802	46,515
Equipment and furnishings	8,275	6,834
Construction in progress	30,771	33,825

	1,268,551	1,236,688
Less accumulated depreciation	(255,987)	(223,456)

	$1,012,564	$1,013,232

        On December 19, 2008, the Trust purchased a fee and/or ground leasehold interest in freestanding Mervyn's department stores located at Lakewood Center, Los Cerritos Center and Stonewood Mall for an aggregate purchase price of $43,405, from the Macerich Management Company ("Management Company"), a subsidiary of the Company. The purchase was funded by the proceeds of the Washington Square loan, which closed on December 10, 2008 (See Note 6—Mortgage Note Payble).

        Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $32,973, $29,586 and $27,911, respectively.

6. Mortgage Notes Payable:

        Mortgage notes payable at December 31, 2009 and 2008 consist of the following:

	Carrying Amount of Mortage Notes
	2009		2008
Property Pledged as Collateral	Other	Related Party	Other	Related Party	Interest Rate	Monthly Payment Term(a)	Maturity Date
Cascade Mall	$38,108	$—	$38,790	$—	5.28%	223	2010
Kitsap Mall/Kitsap Place(b)	55,573	—	56,457	—	8.14%	450	2010
Lakewood Center	250,000	—	250,000	—	5.43%	1,127	2015
Los Cerritos Center (c)	130,000	—	130,000	—	0.81%	88	2011
Los Cerritos Center(d)	70,000	—	—	—	1.16%	67	2011
Redmond Town Center(e)	—	—	70,850	—	—	—	—
Redmond Office(f)	—	61,201	—	61,687	7.52%	500	2014
Stonewood Mall	72,056	—	73,067	—	7.44%	539	2010
Washington Square	247,193	—	250,000	—	6.04%	1,499	2016
Pacific Premier Retail Trust(g)	74,000	—	—	—	7.28%	370	2011

	$936,930	$61,201	$869,164	$61,687

(a)
This represents the monthly payment of principal and interest.

(b)
The loan is cross-collateralized by Kitsap Mall and Kitsap Place.

PACIFIC PREMIER RETAIL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

6. Mortgage Notes Payable: (Continued)

(c)
The loan bears interest at a rate of LIBOR plus 0.55%. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 8.55%. See Note 3—Derivative Instruments and Hedging Activities. At December 31, 2009 and 2008, the total interest rate was 0.81% and 2.14%, respectively.

(d)
On August 18, 2009, the Trust placed an additional $70,000 loan on the property that bears interest at a rate of LIBOR plus 0.90%. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 8.55%. See Note 3—Derivative Instruments and Hedging Activities. At December 31, 2009, the total interest rate was 1.16%.

(e)
The loan was paid off in full on September 1, 2009.

(f)
On May 11, 2009, the Trust replaced the previous loan on the property with a new $62,000 loan that bears interest at 7.50% and matures on May 15, 2014. The note is payable to one of the Company's joint venture partners. See Note 7—Related Party Transactions.

(g)
On August 21, 2009, the Trust replaced the existing loan on Redmond Town Center with a $74,000 loan draw on a credit facility that is cross-collateralized by Redmond Town Center, Cross Court Plaza and Northpoint Plaza, bears interest at LIBOR plus 4.0% with a 2.0% LIBOR floor and matures on August 21, 2011, with a one-year extension option. On February 1, 2010, the Trust borrowed an additional $81,000 under the facility and paid off the existing loans on Cascade Mall, Kitsap Mall and Kitsap Place and added those properties as collateral. At December 31, 2009, the total interest rate was 7.28%.

        Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

        Total interest costs capitalized for the years ended December 31, 2009, 2008 and 2007 was $549, $1,199 and $1,844, respectively.

        The fair value of mortgage notes payable at December 31, 2009 and 2008 was $975,189 and $885,725, respectively, based on current interest rates for comparable loans. The method for computing fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

        The above debt matures as follows:

Year Ending December 31,	Amount
2010	$170,433
2011	279,008
2012	5,341
2013	5,698
2014	58,800
Thereafter	478,851

$998,131

PACIFIC PREMIER RETAIL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

7. Related Party Transactions:

        The Trust engages the Management Company to manage the operations of the Trust. The Management Company provides property management, leasing, corporate, redevelopment and acquisitions services to the properties of the Trust. Under these arrangements, the Management Company is reimbursed for compensation paid to on-site employees, leasing agents and project managers at the properties, as well as insurance costs and other administrative expenses. In consideration of these services, the Management Company receives monthly management fees of 4.0% of the gross monthly rental revenue of the properties. During the years ended 2009, 2008 and 2007, the Trust incurred management fees of $6,634, $6,700 and $6,474, respectively, to the Management Company.

        A mortgage note collateralized by the office component of Redmond Office is held by one of the Company's joint venture partners. In connection with this note, interest expense was $4,450, $4,369 and $4,654 during the years ended December 31, 2009, 2008 and 2007, respectively. Additionally, no interest costs were capitalized during the years ended December 31, 2009, 2008 and 2007 in relation to this note.

        On December 19, 2008, the Trust purchased a fee and/or ground leasehold interest in freestanding Mervyn's department stores located at Lakewood Center, Los Cerritos Center and Stonewood Mall for an aggregate purchase price of $43,405, from the Management Company. The purchase was funded by the proceeds of Washington Square loan, which closed on December 10, 2008. (See Note 3—Fixed Assets.)

8. Income Taxes:

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

8. Income Taxes: (Continued)

        For income tax purposes, distributions consist of ordinary income, capital gains, return of capital or a combination thereof. The following table details the components of the distributions for the years ended December 31:

	2009		2008		2007
Ordinary income	$267.98	40.5%	$319.18	100.0%	$258.87	100.0%
Qualified dividends	—	0.0%	—	0.0%	—	0.0%
Capital gains	—	0.0%	—	0.0%	—	0.0%
Return of capital	394.03	59.5%	—	0.0%	—	0.0%

Dividends paid	$662.01	100.0%	$319.18	100.0%	$258.87	100.0%

9. Future Rental Revenues:

        Under existing non-cancelable operating lease agreements, tenants are committed to pay the following minimum rental payments to the Trust:

Year Ending December 31,	Amount
2010	$119,375
2011	103,774
2012	90,865
2013	75,413
2014	56,565
Thereafter	209,521

$655,513

10. Redeemable Preferred Stock:

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

11. Commitments:

        The Trust has certain properties subject to non-cancelable operating ground leases. The leases expire at various times through 2069, subject in some cases to options to extend the terms of the lease. Ground rent expense, net of amounts capitalized, was $1,467, $1,559 and $1,456 for the years ended December 31, 2009, 2008 and 2007, respectively.

PACIFIC PREMIER RETAIL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

11. Commitments: (Continued)

        Minimum future rental payments required under the leases are as follows:

Year Ending December 31,	Amount
2010	$1,569
2011	1,569
2012	1,569
2013	1,569
2014	1,569
Thereafter	68,430

$76,275

12. Noncontrolling Interests:

        Included in permanent equity are outside ownership interests in Los Cerritos and Stonewood Mall. The joint venture partners do not have rights that require the Trust to redeem the ownership interests in either cash or stock.

13. Subsequent Events:

        On February 1, 2010, the Trust paid off the loans on Cascade Mall and Kitsap Mall and Kitsap Place and borrowed an additional $81,000 under its credit facility on Pacific Premier Retail Trust.

        The Trust evaluated activity through February 26, 2010 (the issue date of these Consolidated Financial Statements) and concluded that no subsequent events other than the transactions noted above have occurred that would require recognition or additional disclosure.

THE MACERICH COMPANY

Schedule III—Real Estate and Accumulated Depreciation

December 31, 2009

(Dollars in thousands)

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
				Cost Capitalized Subsequent to Acquisition							Total Cost Net of Accumulated Depreciation
Shopping Centers Entities	Land	Building and Improvements	Equipment and Furnishings		Land	Building and Improvements	Furniture, Fixtures and Equipment	Construction in Progress	Total	Accumulated Depreciation
Black Canyon Auto Park	$20,600	$—	$—	$468	$—	$—	$—	$21,068	$21,068	$—	$21,068
Black Canyon Retail	—	—	—	510	—	—	—	510	510	—	510
Borgata	3,667	28,080	—	7,529	3,667	35,423	186	—	39,276	8,149	31,127
Cactus Power Center	15,374	—		15,032	—	—	—	30,406	30,406	—	30,406
Capitola Mall	11,312	46,689	—	7,833	11,309	53,980	545	—	65,834	20,209	45,625
Carmel Plaza	9,080	36,354	—	15,373	9,080	51,533	194	—	60,807	15,247	45,560
Chandler Fashion Center	24,188	223,143	—	7,189	24,188	229,172	1,160	—	254,520	49,605	204,915
Chesterfield Towne Center	18,517	72,936	2	33,557	18,517	103,846	2,201	448	125,012	47,134	77,878
Coolidge Holding	—	—	—	66	—	—	—	66	66	—	66
Danbury Fair Mall	130,367	316,951	—	62,169	132,895	354,740	2,703	19,149	509,487	43,298	466,189
Deptford Mall	48,370	194,250	—	22,805	61,029	203,883	461	52	265,425	18,081	247,344
Estrella Falls	10,550	—	—	69,276	—	—	—	79,826	79,826	—	79,826
Fiesta Mall	19,445	99,116	—	56,457	36,601	137,706	211	500	175,018	17,264	157,754
Flagstaff Mall	5,480	31,773	—	10,414	5,480	42,070	117	—	47,667	8,024	39,643
Freehold Raceway Mall	164,986	362,841	—	90,933	178,875	436,014	1,659	2,212	618,760	56,984	561,776
Fresno Fashion Fair	17,966	72,194	—	40,085	17,966	111,015	1,028	236	130,245	35,405	94,840
Great Northern Mall	12,187	62,657	—	7,172	12,635	68,291	406	684	82,016	11,382	70,634
Green Tree Mall	4,947	14,925	332	32,041	4,947	46,698	600	—	52,245	33,919	18,326
Hilton Village	—	19,067	—	1,230	—	20,192	105	—	20,297	2,597	17,700
La Cumbre Plaza	18,122	21,492	—	19,919	17,280	41,493	125	635	59,533	8,598	50,935
Macerich Cerritos Adjacent, LLC	—	6,448	—	(5,692)	—	756	—	—	756	174	582
Macerich Management Co.	—	2,237	26,562	54,245	1,987	5,723	68,604	6,730	83,044	36,226	46,818
Macerich Property Management Co., LLC	—	—	2,808	(1,776)	—	1,032	—	—	1,032	1,013	19
MACWH, LP	—	25,771	—	3,345	—	27,770	849	497	29,116	4,057	25,059
Mervyn's (former locations)	52,622	189,520	—	(17,213)	54,067	169,624	—	1,238	224,929	13,995	210,934
Northgate Mall	8,400	34,865	841	88,041	13,414	103,570	2,652	12,511	132,147	33,702	98,445
Northridge Mall	20,100	101,170	—	10,688	20,100	111,225	635	(2)	131,958	21,887	110,071
Oaks, The	32,300	117,156	—	227,254	56,064	318,800	1,914	(68)	376,710	36,739	339,971
One Scottsdale	—	—	—	82	—	—	—	82	82	—	82
Pacific View	8,697	8,696	—	112,322	7,854	119,677	1,348	836	129,715	32,320	97,395
Palisene	—	2,759	—	19,829	—	—	—	22,588	22,588	—	22,588
Panorama Mall	4,373	17,491	—	4,607	4,857	21,080	231	303	26,471	4,620	21,851
Paradise Valley Mall	24,565	125,996	—	38,079	35,921	151,825	845	49	188,640	28,336	160,304
Paradise Village Ground Leases	8,880	2,489	—	(4,946)	5,054	1,369	—	—	6,423	129	6,294

THE MACERICH COMPANY

Schedule III—Real Estate and Accumulated Depreciation

December 31, 2009

(Dollars in thousands)

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
				Cost Capitalized Subsequent to Acquisition							Total Cost Net of Accumulated Depreciation
Shopping Centers Entities	Land	Building and Improvements	Equipment and Furnishings		Land	Building and Improvements	Furniture, Fixtures and Equipment	Construction in Progress	Total	Accumulated Depreciation
Prasada	6,365	—	—	20,609	—	—	—	26,974	26,974	—	26,974
Prescott Gateway	5,733	49,778	—	9,231	5,733	58,646	161	202	64,742	14,220	50,522
Prescott Peripheral	—	—	—	5,586	1,345	4,241	—	—	5,586	587	4,999
Promenade at Casa Grande	15,089	—	—	99,646	11,360	103,328	47	—	114,735	8,873	105,862
PVOP II	1,150	1,790	—	3,530	2,300	3,875	295	—	6,470	1,619	4,851
Rimrock Mall	8,737	35,652	—	10,712	8,737	45,841	448	75	55,101	16,512	38,589
Rotterdam Square	7,018	32,736	—	2,239	7,285	34,379	329	—	41,993	6,456	35,537
Salisbury, The Centre at	15,290	63,474	31	22,561	15,284	85,403	620	49	101,356	29,064	72,292
Santa Monica Place	26,400	105,600	—	157,157	12,800	10,811	—	265,546	289,157	633	288,524
SanTan Village Regional Center	7,827	—	—	186,399	6,344	187,221	661	—	194,226	20,126	174,100
SanTan Adjacent Land	29,414	—	—	2,686	—	—	—	32,100	32,100	—	32,100
Shoppingtown Mall	11,927	61,824	—	13,650	12,371	71,415	192	3,423	87,401	10,719	76,682
Somersville Town Center	4,096	20,317	1,425	15,233	4,099	36,482	490	—	41,071	20,230	20,841
South Plains Mall	23,100	92,728	—	18,950	23,100	110,941	738	(1)	134,778	32,257	102,521
South Towne Center	19,600	78,954	—	24,451	20,360	101,679	901	65	123,005	33,596	89,409
Superstition Springs Power Center	1,618	4,420	—	1	1,618	4,397	24	—	6,039	931	5,108
The Macerich Partnership, L.P.	—	2,534	—	13,387	210	3,524	5,270	6,917	15,921	1,279	14,642
The Shops at Tangerine (Marana)	36,158	—	—	(6,176)	—	—	—	29,982	29,982	—	29,982
Towne Mall	6,652	31,184	—	950	6,890	31,800	96	—	38,786	5,584	33,202
The Marketplace at Flagstaff Mall	—	—	—	52,333	—	52,327	6	—	52,333	4,639	47,694
Tucson La Encantada	12,800	19,699	—	54,949	12,800	74,440	208	—	87,448	20,929	66,519
Twenty Ninth Street	50	37,793	64	202,846	23,599	216,290	828	36	240,753	49,825	190,928
Valley River	24,854	147,715	—	9,848	24,854	157,053	488	22	182,417	19,233	163,184
Valley View Center	17,100	68,687	—	48,310	23,764	108,300	1,733	300	134,097	38,637	95,460
Victor Valley, Mall at	15,700	75,230	—	44,037	22,564	111,126	931	346	134,967	17,212	117,755
Vintage Faire Mall	14,902	60,532	—	48,572	17,647	105,427	887	45	124,006	32,628	91,378
Waddell Center West	12,056	—	—	3,453	—	—	—	15,509	15,509	—	15,509
Westcor / Queen Creek	—	—	—	303	—	—	—	303	303	—	303
Westside Pavilion	34,100	136,819	—	58,844	34,100	191,605	3,909	149	229,763	54,090	175,673
Wilton Mall	19,743	67,855	—	7,013	19,810	73,907	158	736	94,611	10,347	84,264

	$1,072,574	$3,432,387	$32,065	2,160,233	1,052,761	4,952,965	108,199	583,334	6,697,259	1,039,320	5,657,939

THE MACERICH COMPANY

Schedule III—Real Estate and Accumulated Depreciation

December 31, 2009

(Dollars in thousands)

Depreciation of the Company's investment in buildings and improvements reflected in the statements of income are calculated over the estimated useful lives of the asset as follows:

Buildings and improvements	5 - 40 years
Tenant improvements	5 - 7 years
Equipment and furnishings	5 - 7 years

        The changes in total real estate assets for the three years ended December 31, 2009 are as follows:

	2009	2008	2007
Balances, beginning of year	$7,355,703	$7,078,802	$6,356,156
Additions	241,025	349,272	764,972
Dispositions and retirements	(899,469)	(72,371)	(42,326)

Balances, end of year	$6,697,259	$7,355,703	$7,078,802

        The changes in accumulated depreciation for the three years ended December 31, 2009 are as follows:

	2009	2008	2007
Balances, beginning of year	$984,384	$891,329	$738,277
Additions	224,279	193,685	178,424
Dispositions and retirements	(169,343)	(100,630)	(25,372)

Balances, end of year	$1,039,320	$984,384	$891,329

PACIFIC PREMIER RETAIL TRUST

Schedule III—Real Estate and Accumulated Depreciation

December 31, 2009

(Dollars in thousands)

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
				Cost Capitalized Subsequent to Acquisition							Total Cost Net of Accumulated Depreciation
Shopping Centers Entities	Land	Building and Improvements	Equipment and Furnishings		Land	Building and Improvements	Furniture, Fixtures and Equipment	Construction in Progress	Total	Accumulated Depreciation
Cascade Mall	$8,200	$32,843	$—	$5,079	$8,200	$37,236	$686	$—	$46,122	$11,227	$34,895
Creekside Crossing	620	2,495	—	305	620	2,800	—	—	3,420	786	2,634
Cross Court Plaza	1,400	5,629	—	434	1,400	6,063	—	—	7,463	1,760	5,703
Kitsap Mall	13,590	56,672	—	5,334	13,486	61,979	131	—	75,596	18,242	57,354
Kitsap Place Mall	1,400	5,627	—	3,015	1,400	8,642	—	—	10,042	2,207	7,835
Lakewood Center	48,025	125,759	—	76,766	58,657	187,332	963	3,598	250,550	44,094	206,456
Los Cerritos Center	65,179	146,497	—	39,402	65,271	157,062	2,294	26,451	251,078	40,034	211,044
Northpoint Plaza	1,400	5,627	—	681	1,397	6,311	—	—	7,708	1,814	5,894
Redmond Town Center	18,381	73,868	—	22,298	17,864	96,340	306	37	114,547	27,154	87,393
Redmond Office	20,676	90,929	—	15,235	20,676	106,164	—	—	126,840	27,983	98,857
Stonewood Mall	30,902	72,104	—	10,265	30,902	80,894	1,475	—	113,271	22,478	90,793
Washington Square Mall	33,600	135,084	—	72,214	33,600	204,934	2,364	—	240,898	53,628	187,270
Washington Square Too	4,000	16,087	—	929	4,000	16,275	56	685	21,016	4,580	16,436

	$247,373	$769,221	$—	$251,957	$257,473	$972,032	$8,275	$30,771	$1,268,551	$255,987	$1,012,564

PACIFIC PREMIER RETAIL TRUST

Schedule III—Real Estate and Accumulated Depreciation

December 31, 2009

(Dollars in thousands)

Depreciation of the Company's investment in buildings and improvements reflected in the statements of income are calculated over the estimated useful lives of the asset as follows:

Buildings and improvements	5 - 40 years
Tenant improvements	5 - 7 years
Equipment and furnishings	5 - 7 years

        The changes in total real estate assets for the three years ended December 31, 2009 are as follows:

	2009	2008	2007
Balances, beginning of year	$1,236,688	$1,177,775	$1,159,416
Additions	32,336	63,822	18,359
Dispositions and retirements	(473)	(4,909)	—

Balances, end of year	$1,268,551	$1,236,688	$1,177,775

        The changes in accumulated depreciation for the three years ended December 31, 2009 are as follows:

	2009	2008	2007
Balances, beginning of year	$223,456	$198,796	$171,596
Additions	33,004	29,586	27,200
Dispositions and retirements	(473)	(4,926)	—

Balances, end of year	$255,987	$223,456	$198,796

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2010.

THE MACERICH COMPANY
By	/s/ ARTHUR M. COPPOLA Arthur M. Coppola Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ ARTHUR M. COPPOLA Arthur M. Coppola	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2010
/s/ DANA K. ANDERSON Dana K. Anderson	Vice Chairman of the Board	February 26, 2010
/s/ EDWARD C. COPPOLA Edward C. Coppola	President and Director	February 26, 2010
/s/ JAMES COWNIE James Cownie	Director	February 26, 2010
/s/ DIANA LAING Diana Laing	Director	February 26, 2010
/s/ FREDERICK HUBBELL Frederick Hubbell	Director	February 26, 2010
/s/ STANLEY MOORE Stanley Moore	Director	February 26, 2010

Signature	Capacity	Date

/s/ DR. WILLIAM SEXTON Dr. William Sexton	Director	February 26, 2010
/s/ MASON ROSS Mason Ross	Director	February 26, 2010
/s/ THOMAS E. O'HERN Thomas E. O'Hern	Senior Executive Vice President, Treasurer and Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)	February 26, 2010

EXHIBIT INDEX

Exhibit Number	Description	Sequentially Numbered Page
3.1*	Articles of Amendment and Restatement of the Company
3.1.1**	Articles Supplementary of the Company
3.1.2###	Articles Supplementary of the Company (with respect to the first paragraph)
3.1.3*******	Articles Supplementary of the Company (Series D Preferred Stock)
3.1.4******#	Articles Supplementary of the Company
3.1.5***###	Articles of Amendment (declassification of Board)
3.1.6***	Articles Supplementary
3.1.7**#	Articles of Amendment of the Company (increased authorized shares)
3.2***	Amended and Restated Bylaws of the Company (February 5, 2009)
4.1*****	Form of Common Stock Certificate
4.2********#	Form of Preferred Stock Certificate (Series D Preferred Stock)
4.3**########	Indenture, dated as of March 16, 2007, among the Company, the Operating Partnership and Deutsche Bank Trust Company Americas (includes form of the Notes and Guarantee)
4.4	Warrant to Purchase Common Stock dated as of September 30, 2009, between the Company and Heitman M-rich Investors LLC
4.5#####	Form of Warrant to Purchase Common Stock, dated as of September 3, 2009, among the Company and certain beneficial owners of GI Partners
4.5.1#####	List of Omitted Warrants to Purchase Common Stock dated as of September 3, 2009
10.1********	Amended and Restated Limited Partnership Agreement for the Operating Partnership dated as of March 16, 1994
10.1.1****	Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated June 27, 1997
10.1.2******	Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated November 16, 1997
10.1.3******	Fourth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated February 25, 1998
10.1.4******	Fifth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated February 26, 1998

Exhibit Number	Description	Sequentially Numbered Page
10.1.5###	Sixth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated June 17, 1998
10.1.6###	Seventh Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated December 23, 1998
10.1.7#######	Eighth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated November 9, 2000
10.1.8*******	Ninth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated July 26, 2002
10.1.9####	Tenth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated October 26, 2006
10.1.10**########	Eleventh Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated as of March 16, 2007
10.1.11**#	Twelfth Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership
10.1.12	Thirteenth Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership
10.1.13**###	Form of Fourteenth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership
10.2***###	Employment Agreement between the Company and Tony Grossi(1)
10.2.1***###	Consulting Agreement between the Company and Mace Siegel(1)
10.3******	Amended and Restated 1994 Incentive Plan(1)
10.3.1########	Amendment to the Amended and Restated 1994 Incentive Plan dated as of March 31, 2001(1)
10.3.2*******#	Amendment to the Amended and Restated 1994 Incentive Plan (October 29, 2003)(1)
10.4#	1994 Eligible Directors' Stock Option Plan(1)
10.4.1*******#	Amendment to 1994 Eligible Directors Stock Option Plan (October 29, 2003)(1)
10.5*******#	Amended and Restated Deferred Compensation Plan for Executives (2003)(1)
10.5.1***###	Amendment Number 1 to Amended and Restated Deferred Compensation Plan for Executives (October 30, 2008)(1)
10.5.2**##	2005 Deferred Compensation Plan for Executives(1)

Exhibit Number	Description	Sequentially Numbered Page
10.5.3***###	Amendment Number 1 to 2005 Deferred Compensation Plan for Executives (October 30, 2008)(1)
10.6*******#	Amended and Restated Deferred Compensation Plan for Senior Executives (2003)(1)
10.6.1***###	Amendment Number 1 to Amended and Restated Deferred Compensation Plan for Senior Executives (October 30, 2008)(1)
10.6.2**##	2005 Deferred Compensation Plan for Senior Executives(1)
10.6.3***###	Amendment Number 1 to 2005 Deferred Compensation Plan for Senior Executives (October 30, 2008)(1)
10.7	Eligible Directors' Deferred Compensation/Phantom Stock Plan (as amended and restated as of February 4, 2010)(1)
10.8********	Executive Officer Salary Deferral Plan(1)
10.8.1*******#	Amendment Nos. 1 and 2 to Executive Officer Salary Deferral Plan(1)
10.8.2**##	Amendment No. 3 to Executive Officer Salary Deferral Plan(1)
10.8.3***###	Amendment Number 4 to Executive Officer Salary Deferral Plan (November 24, 2008)(1)
10.8.4***###	Amendment Number 5 to Executive Officer Salary Deferral Plan (November 24, 2008)(1)
10.8.5***###	Amendment Number 6 to Executive Officer Salary Deferral Plan (November 24, 2008)(1)
10.9********	Registration Rights Agreement, dated as of March 16, 1994, between the Company and The Northwestern Mutual Life Insurance Company
10.10********	Registration Rights Agreement, dated as of March 16, 1994, among the Company and Mace Siegel, Dana K. Anderson, Arthur M. Coppola and Edward C. Coppola
10.11#####	Registration Rights Agreement dated as of September 30, 2009, between the Company and Heitman M-rich Investors LLC
10.12#####	Form of Registration Rights Agreement, dated as of September 3, 2009 among the Company and certain beneficial owners of GI Partners
10.12.1#####	List of Omitted Registration Rights Agreements dated September 3, 2009
10.13********	Incidental Registration Rights Agreement dated March 16, 1994
10.14******	Incidental Registration Rights Agreement dated as of July 21, 1994
10.15******	Incidental Registration Rights Agreement dated as of August 15, 1995

Exhibit Number	Description	Sequentially Numbered Page
10.16******	Incidental Registration Rights Agreement dated as of December 21, 1995
10.17******	List of Omitted Incidental/Demand Registration Rights Agreements
10.18###	Redemption, Registration Rights and Lock-Up Agreement dated as of July 24, 1998 between the Company and Harry S. Newman, Jr. and LeRoy H. Brettin
10.19***###	Form of Indemnification Agreement between the Company and its executive officers and directors
10.20*******	Form of Registration Rights Agreement with Series D Preferred Unit Holders
10.20.1*******	List of Omitted Registration Rights Agreements
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
10.22.1***##	First Amendment dated as of July 3, 2007 to the $1,500,000 Second Amended and Restated Revolving Loan Facility Credit Agreement

Exhibit Number	Description	Sequentially Numbered Page
10.22.2**###	Amended and Restated $250,000,000 Term Loan Facility Credit Agreement dated as of April 25, 2005 among the Operating Partnership, the Company, Macerich WRLP Corp., Macerich WRLP LLC, Macerich WRLP II Corp., Macerich WRLP II LP, Macerich TWC II Corp., Macerich TWC II LLC, Macerich Walleye LLC, IMI Walleye LLC, Walleye Retail Investments LLC, Deutsche Bank Trust Company Americas and various lenders
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
10.23	[Intentionally omitted]
10.24*#	Tax Matters Agreement dated as of July 26, 2002 between The Macerich Partnership L.P. and the Protected Partners
10.24.1**###	Tax Matters Agreement (Wilmorite)
10.25#######	2000 Incentive Plan effective as of November 9, 2000 (including 2000 Cash Bonus/Restricted Stock Program and Stock Unit Program and Award Agreements)(1)
10.25.1########	Amendment to the 2000 Incentive Plan dated March 31, 2001(1)
10.25.2*******#	Amendment to 2000 Incentive Plan (October 29, 2003)(1)
10.26#######	Form of Stock Option Agreements under the 2000 Incentive Plan(1)
10.27***####	2003 Equity Incentive Plan, as amended and restated as of June 8, 2009(1)
10.27.1**####	Amended and Restated Cash Bonus/Restricted Stock/Stock Unit and LTIP Unit Award Program under the 2003 Equity Incentive Plan(1)
10.28***###	Form of Restricted Stock Award Agreement under 2003 Equity Incentive Plan(1)
10.29**####	Form of Stock Unit Award Agreement under 2003 Equity Incentive Plan(1)
10.30***###	Form of Employee Stock Option Agreement under 2003 Equity Incentive Plan(1)
10.31***###	Form of Non-Qualified Stock Option Grant under 2003 Equity Incentive Plan(1)
10.32***###	Form of Restricted Stock Award Agreement for Non-Management Directors(1)

Exhibit Number	Description	Sequentially Numbered Page
10.32.1####	Form of LTIP Award Agreement under 2003 Equity Incentive Plan (Performance-Based)(1)
10.32.2***#	Form of LTIP Award Agreement under 2003 Equity Incentive Plan (Service-Based)(1)
10.32.3***###	Form of Stock Appreciation Right under 2003 Equity Incentive Plan(1)
10.33****#	Employee Stock Purchase Plan
10.33.1*****#	Amendment 2003-1 to Employee Stock Purchase Plan (October 29, 2003)
10.34***###	Form of Management Continuity Agreement(1)
10.34.1***###	List of Omitted Management Continuity Agreements(1)
10.35*******#
Registration Rights Agreement dated as of December 18, 2003 by the Operating Partnership, the Company and Taubman Realty Group Limited Partnership (Registration rights assigned by Taubman to three assignees)
10.36**###	2005 Amended and Restated Agreement of Limited Partnership of MACWH, LP dated as of April 25, 2005
10.37**###	Registration Rights Agreement dated as of April 25, 2005 among the Company and the persons names on Exhibit A thereto
10.38**########	Registration Rights Agreement, dated as of March 16, 2007, among the Company, J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc.
10.39	Description of Director and Executive Compensation Arrangements(1)
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm (Deloitte and Touche LLP)
31.1	Section 302 Certification of Arthur Coppola, Chief Executive Officer
31.2	Section 302 Certification of Thomas O'Hern, Chief Financial Officer
32.1	Section 906 Certifications of Arthur Coppola and Thomas O'Hern
99.1	List of former Mervyn's stores in the Company's portfolio
99.2**########	Capped Call Confirmation dated as of March 12, 2007 by and among the Company, Deutsche Bank AG, London Branch and Deutsche Bank AG, New York Branch
99.2.1**########	Amendment to Capped Call Confirmation dated as of March 15, 2007, by and among the Company, Deutsche Bank AG, London Branch and Deutsche Bank AG, New York Branch

Exhibit Number	Description	Sequentially Numbered Page
99.3**########	Capped Call Confirmation dated as of March 12, 2007 by and between the Company and JPMorgan Chase Bank, National Association
99.3.1**########	Amendment to Capped Call Confirmation dated as of March 15, 2007 by and between the Company and JPMorgan Chase Bank, National Association

*	Previously filed as an exhibit to the Company's Registration Statement on Form S-11, as amended (No. 33-68964), and incorporated herein by reference.
**	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date May 30, 1995, and incorporated herein by reference.
***	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date February 5, 2009, and incorporated herein by reference.
****	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date June 20, 1997, and incorporated herein by reference.
*****	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date November 10, 1998, as amended, and incorporated herein by reference.
******	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.
*******	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date July 26, 2002 and incorporated herein by reference.
********	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
#	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference.
###	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.
####	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.
#####	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.
#######	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.
########	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference.

*#	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.
**#	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.
***#	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.
****#	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference.
*****#	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.
******#	Previously filed as an exhibit to the Company's Registration Statement on Form S-3, as amended (No. 333-88718), and incorporated herein by reference.
*******#	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
********#	Previously filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-107063), and incorporated herein by reference.
**##	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
**###	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date April 25, 2005, and incorporated herein by reference.
**####	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference.
**######	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date July 20, 2006, and incorporated herein by reference.
**########	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date March 16, 2007, and incorporated herein by reference.
***##	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference.
***###	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
***####	Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date June 12, 2009, and incorporated herein by reference.
(1)	Represents a management contract, or compensatory plan, contract or arrangement required to be filed pursuant to Regulation S-K.