Form 10-Q
period 2010-03-31
MACERICH CO
filed 2010-05-07
CIK 912242

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

YES ☐        NO ☒

        Number of shares outstanding as of May 5, 2010 of the registrant's common stock, par value $.01 per share: 129,738,139 shares

THE MACERICH COMPANY

FORM 10-Q

INDEX

THE MACERICH COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS:
Property, net	$5,645,778	$5,657,939
Cash and cash equivalents	96,226	93,255
Restricted cash	43,291	41,619
Marketable securities	27,042	26,970
Tenant and other receivables, net	115,813	101,220
Deferred charges and other assets, net	296,282	276,922
Loans to unconsolidated joint ventures	2,705	2,316
Due from affiliates	5,846	6,034
Investments in unconsolidated joint ventures	1,033,966	1,046,196

Total assets	$7,266,949	$7,252,471

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY:
Mortgage notes payable:
Related parties	$195,794	$196,827
Others	3,027,932	3,039,209

Total	3,223,726	3,236,036
Bank and other notes payable	1,333,083	1,295,598
Accounts payable and accrued expenses	68,334	70,275
Other accrued liabilities	259,534	266,197
Investments in unconsolidated joint ventures	68,599	67,052
Co-venture obligation	165,940	168,049
Preferred dividends payable	207	207

Total liabilities	5,119,423	5,103,414

Redeemable noncontrolling interests	20,591	20,591

Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 98,758,930 and 96,667,689 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	987	967
Additional paid-in capital	2,272,616	2,227,931
Accumulated deficit	(399,284)	(345,930)
Accumulated other comprehensive loss	(17,418)	(25,397)

Total stockholders' equity	1,856,901	1,857,571
Noncontrolling interests	270,034	270,895

Total equity	2,126,935	2,128,466

Total liabilities, redeemable noncontrolling interests and equity	$7,266,949	$7,252,471

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
Revenues:
Minimum rents	$101,980	$123,209
Percentage rents	2,987	2,801
Tenant recoveries	61,009	64,145
Management Companies	10,221	8,541
Other	5,917	7,025

Total revenues	182,114	205,721

Expenses:
Shopping center and operating expenses	60,821	69,424
Management Companies' operating expenses	22,187	23,431
REIT general and administrative expenses	7,518	5,258
Depreciation and amortization	59,215	63,475

	149,741	161,588

Interest expense:
Related parties	3,102	5,790
Other	52,309	64,149

	55,411	69,939
Gain on early extinguishment of debt	—	(22,474)

Total expenses	205,152	209,053
Equity in income of unconsolidated joint ventures	16,459	15,926
Co-venture expense	(1,384)	—
Income tax benefit	1,215	801
Gain on sale or write down of assets	—	773

(Loss) income from continuing operations	(6,748)	14,168

Discontinued operations:
Loss on sale or write down of assets	—	(17)
(Loss) income from discontinued operations	(113)	2,270

Total (loss) income from discontinued operations	(113)	2,253

Net (loss) income	(6,861)	16,421
Less net (loss) income attributable to noncontrolling interests	(504)	2,405

Net (loss) income attributable to the Company	$(6,357)	$14,016

Earnings per common share attributable to Company—basic:
(Loss) income from continuing operations	$(0.08)	$0.15
Discontinued operations	—	0.03

Net (loss) income available to common stockholders	$(0.08)	$0.18

Earnings per common share attributable to Company—diluted:
(Loss) income from continuing operations	$(0.08)	$0.15
Discontinued operations	—	0.03

Net (loss) income available to common stockholders	$(0.08)	$0.18

Weighted average number of common shares outstanding:
Basic	96,951,000	76,897,000

Diluted	96,951,000	88,551,000

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENT OF EQUITY

(Dollars in thousands, except per share data)

(Unaudited)

	Stockholders' Equity
	Common Stock
					Accumulated Other Comprehensive Loss
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit		Total Stockholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance January 1, 2010	96,667,689	$967	$2,227,931	$(345,930)	$(25,397)	$1,857,571	$270,895	$2,128,466	$20,591

Comprehensive income:
Net loss	—	—	—	(6,357)	—	(6,357)	(650)	(7,007)	146
Interest rate swap/cap agreements	—	—	—	—	7,979	7,979	—	7,979	—

Total comprehensive income	—	—	—	(6,357)	7,979	1,622	(650)	972	146
Amortization of share and unit-based plans	609,822	6	5,198	—	—	5,204	—	5,204	—
Distributions paid ($0.60) per share	—	—	—	(46,997)	—	(46,997)	—	(46,997)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(6,686)	(6,686)	(146)
Issuance of common shares	1,449,542	14	43,072	—	—	43,086	—	43,086	—
Contributions from noncontrolling interests	—	—	—	—	—	—	2,163	2,163	—
Conversion of noncontrolling interests to common shares	31,877	—	1,068	—	—	1,068	(1,068)	—	—
Redemption of noncontrolling interests	—	—	(113)	—	—	(113)	(162)	(275)	—
Other	—	—	1,002	—	—	1,002	—	1,002	—
Adjustment of noncontrolling interest in Operating Partnership	—	—	(5,542)	—	—	(5,542)	5,542	—	—

Balance March 31, 2010	98,758,930	$987	$2,272,616	$(399,284)	$(17,418)	$1,856,901	$270,034	$2,126,935	$20,591

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(6,861)	$16,421
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on early extinguishment of debt	—	(22,474)
Gain on sale or write down of assets	—	(773)
Loss on sale of assets of discontinued operations	—	17
Depreciation and amortization	61,906	67,396
Amortization of net discount on mortgage and bank and other notes payable	416	222
Amortization of share and unit-based plans	2,804	2,615
Equity in income of unconsolidated joint ventures	(16,459)	(15,926)
Co-venture expense	1,384	—
Distributions of income from unconsolidated joint ventures	3,582	3,905
Changes in assets and liabilities, net of acquisitions and dispositions:
Tenant and other receivables, net	5,331	12,546
Other assets	(16,656)	36,081
Accounts payable and accrued expenses	11,659	(37,809)
Due from affiliates	188	2,934
Other accrued liabilities	17,623	(43,582)

Net cash provided by operating activities	64,917	21,573

Cash flows from investing activities:
Acquisitions of property, development, redevelopment and property improvements	(67,191)	(55,959)
Deferred leasing costs	(9,271)	(8,929)
Distributions from unconsolidated joint ventures	32,230	71,505
Contributions to unconsolidated joint ventures	(5,312)	(9,999)
Loans to unconsolidated joint ventures	(389)	(118)
Proceeds from sale of assets	—	2,480
Restricted cash	(1,672)	(1,222)

Net cash used in investing activities	(51,605)	(2,242)

Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	198,948	206,430
Payments on mortgages, bank and other notes payable	(194,185)	(107,943)
Repurchase of convertible senior notes	—	(30,964)
Deferred financing costs	(2,492)	(2,191)
Dividends and distributions	(9,119)	(71,263)
Distributions to co-venture partner	(3,493)	—
Dividends to preferred stockholders / preferred unitholders	—	(393)

Net cash used in financing activities	(10,341)	(6,324)

Net increase in cash	2,971	13,007
Cash and cash equivalents, beginning of period	93,255	66,529

Cash and cash equivalents, end of period	$96,226	$79,536

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$58,023	$73,329

Non-cash transactions:
Accrued development costs included in accounts payable and accrued expenses
and other accrued liabilities	$28,926	$58,084

Accrued preferred dividend payable	$207	$243

Stock dividend	$43,086	$—

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

        The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of March 31, 2010, the Company was the sole general partner of and held an 89% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended.

        The property management, leasing and redevelopment of the Company's portfolio is provided by the Company's management companies, Macerich Property Management Company, LLC, a single member Delaware limited liability company, Macerich Management Company, a California corporation, Westcor Partners, L.L.C., a single member Arizona limited liability company, Macerich Westcor Management LLC, a single member Delaware limited liability company, Westcor Partners of Colorado, LLC, a Colorado limited liability company, MACW Mall Management, Inc., a New York corporation, and MACW Property Management, LLC, a single member New York limited liability company. All seven of the management companies are collectively referred to herein as the "Management Companies."

        All references to the Company in this Quarterly Report on Form 10-Q include the Company, those entities owned or controlled by the Company and predecessors of the Company, unless content indicates otherwise.

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

        The accompanying consolidated financial statements include the accounts of the Company and the Operating Partnership. Investments in entities in which the Company retains a controlling financial interest or entities that meet the definition of a variable interest entity in which the Company has, as a result of ownership, contractual or other financial interests, both the power to direct activities that most significantly impact the economic performance of the variable interest entity and the obligation to absorb losses or right to receive benefits that could potentially be significant to the variable interest entity are consolidated; otherwise they are accounted for under the equity method of accounting and are reflected as "Investments in unconsolidated joint ventures." All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

        The unaudited interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management,

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

2. Summary of Significant Accounting Policies: (Continued)

all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for the interim periods have been made. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying consolidated balance sheet as of December 31, 2009 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

        All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

  Deferred Charges:

        Costs relating to obtaining tenant leases are deferred and amortized over the initial term of the agreement using the straight-line method. As these deferred leasing costs represent productive assets incurred in connection with the Company's provision of leasing arrangements at the Centers, the related cash flows are classified as investing activities within the Consolidated Statement of Cash Flows. Costs relating to financing of shopping center properties are deferred and amortized over the life of the related loan using the straight-line method, which approximates the effective interest method. In-place lease values are amortized over the remaining lease term plus an estimate of renewal. Leasing commissions and legal costs are amortized on a straight-line basis over the individual lease years.

        The range of the terms of the agreements is as follows:

Deferred lease costs	1-15 years
Deferred financing costs	1-15 years
In-place lease values	Remaining lease term plus an estimate for renewal
Leasing commissions and legal costs	5-10 years

Tenant and Other Receivables, net:

        Included in tenant and other receivables, net, is an allowance for doubtful accounts of $6,019 and $5,943 at March 31, 2010 and December 31, 2009, respectively.

        Included in tenant and other receivables, net, are the following notes receivable:

        On March 31, 2006, the Company received a note receivable that is secured by a deed of trust, bears interest at 5.5% and matures on March 31, 2031. At March 31, 2010 and December 31, 2009, the note had a balance of $9,168 and $9,227, respectively.

        On January 1, 2008, in connection with the redemption of the participating preferred units, the Company received an unsecured note receivable that bears interest at 9.0% and matures on June 30, 2010. The balance on the note at March 31, 2010 and December 31, 2009 was $11,763.

        On August 16, 2009, the Company received a note receivable from J&R Holdings XV, LLC ("Pederson") that bears interest at 10% and matures August 14, 2014. Pederson is considered a related

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

2. Summary of Significant Accounting Policies: (Continued)

party because it has an ownership interest in Promenade at Casa Grande. The note is secured by Pederson's interest in Promenade at Casa Grande. Interest income on the note was $44 for the three months ended March 31, 2010. The balance on the note at March 31, 2010 and December 31, 2009 was $1,708 and $1,800, respectively.

Recent Accounting Pronouncements Adopted:

        In June 2009, the Financial Accounting Standards Board ("FASB") issued new guidance which removes the concept of a qualifying special-purpose entity and requires a transferor to consider all arrangements or agreements made contemporaneously with, or in contemplation of, a transfer of a financial asset in order to determine whether a transferor and all of the entities included in the transferor's financial statements being presented have surrendered control of the transferred financial asset. The adoption of this pronouncement on January 1, 2010 did not have a material impact on the Company's consolidated financial statements.

        In June 2009, the FASB issued new consolidation guidance for determining whether a reporting enterprise is the primary beneficiary in a variable interest entity and therefore should consolidate the variable interest entity in its financial statements. The new consolidation guidance also requires ongoing reassessments and additional disclosures about the reporting enterprise's involvement with the variable interest entity. The Company identified two variable interest entities which meet the criteria for consolidation under the new consolidation guidance. The Company determined that it is the primary beneficiary of these variable interest entities as it has both the power to direct activities that most significantly impact the economic performance of the variable interest entities and the obligation to absorb losses or right to receive benefits that could potentially be significant to the variable interest entities. The adoption of the new consolidation guidance did not have a material impact on the Company's consolidated financial statements as the Company had consolidated these variable interest entities in its consolidated financial statements based upon the risks and rewards-based quantitative approach under the prior consolidation guidance. For the three months ended March 31, 2010, aggregate total revenues and total expenses relating to the operating activities of these variable interest entities were $3,658 and $3,512, respectively, and are included in the accompanying consolidated statements of operations. At March 31, 2010, significant assets and liabilities of these variable interest entities consisted of property of $75,167 and mortgage notes payable of $40,952.

        In January 2010, the FASB issued new guidance that requires new disclosures and clarifications of existing disclosures related to transfers in and out of Level 1 and Level 2 fair value measurements, further disaggregation of fair value measurement disclosures for each class of assets and liabilities, and additional details of valuation techniques and inputs utilized. The adoption of this pronouncement on January 1, 2010 did not have a material impact on the Company's consolidated financial statements.

        In January 2010, the FASB issued new guidance that requires that dividends declared and payable in a combination of stock and cash be included in earnings per share prospectively and not considered a stock dividend for purposes of computing earnings per share. This guidance is consistent with the Company's previous accounting treatment and therefore the adoption of this pronouncement on January 1, 2010 did not have a material impact on the Company's consolidated financial statements.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

3. Earnings per Share ("EPS"):

        The following table reconciles the numerator and denominator used in the computation of earnings per share for the three months ended March 31, 2010 and 2009:

	For the Three Months Ended March 31,
	2010	2009
Numerator
(Loss) income from continuing operations	$(6,748)	$14,168
(Loss) income from discontinued operations	(113)	2,253
Loss (income) attributable to noncontrolling interests	504	(2,405)

Net (loss) income attributable to the Company	(6,357)	14,016
Allocation of earnings to participating securities	(989)	(212)

Numerator for basic earnings per share—net (loss) income
available to common stockholders	(7,346)	13,804
Effect of assumed conversions:
Partnership units	—	2,124

Numerator for diluted earnings per share—net (loss) income
available to common stockholders	$(7,346)	$15,928

Denominator
Denominator for basic earnings per share—weighted average
number of common shares outstanding	96,951	76,897
Effect of dilutive securities:(1)
Partnership units(2)	—	11,654

Denominator for diluted earnings per share—weighted average
number of common shares outstanding	96,951	88,551

Earnings per common share—basic:
(Loss) income from continuing operations	$(0.08)	$0.15
Discontinued operations	—	0.03

Net (loss) income available to common stockholders	$(0.08)	$0.18

Earnings per common share—diluted:
(Loss) income from continuing operations	$(0.08)	$0.15
Discontinued operations	—	0.03

Net (loss) income available to common stockholders	$(0.08)	$0.18

(1)
The Senior Notes (See Note 11—Bank and Other Notes Payable) are excluded from diluted EPS for the three months ended March 31, 2010 and 2009 as their effect would be antidilutive to net (loss) income available to common stockholders.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

3. Earnings per Share ("EPS"): (Continued)

  Diluted EPS excludes 208,640 and 193,164 of convertible non-participating preferred units for the three months ended March 31, 2010 and 2009, respectively, as their impact was antidilutive to net (loss) income available to common stockholders.

  Diluted EPS excludes 1,150,172 and 1,228,384 of unexercised stock appreciation rights ("SARS") for the three months ended March 31, 2010 and 2009, respectively, 127,500 of unexercised stock options for the three months ended March 31, 2010 and 2009 and 2,185,358 of unexercised stock warrants for the three months ended March 31, 2010, as their effect was antidilutive to net (loss) income available to common stockholders.

(2)
Diluted EPS excludes 12,232,655 partnership units for the three months ended March 31, 2010 as their effect was antidilutive to net (loss) income available to common stockholders.

        The noncontrolling interests of the Operating Partnership as reflected in the Company's consolidated statements of operations have been allocated for EPS calculations as follows:

	For the Three Months Ended March 31,
	2010	2009
(Loss) income from continuing operations	$(491)	$2,108
Discontinued operations:
Loss on sale of assets	—	(2)
(Loss) income from discontinued operations	(13)	299

Total	$(504)	$2,405

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures:

        The following are the Company's investments in various joint ventures or properties jointly owned with third parties. The Company's interest in each joint venture as of March 31, 2010 is as follows:

Joint Venture	Ownership %(1)
Biltmore Shopping Center Partners LLC	50.0%
Camelback Colonnade SPE LLC	75.0%
Chandler Festival SPE LLC	50.0%
Chandler Gateway SPE LLC	50.0%
Chandler Village Center, LLC	50.0%
Coolidge Holding LLC	37.5%
Corte Madera Village, LLC	50.1%
Desert Sky Mall—Tenants in Common	50.0%
East Mesa Land, L.L.C.	50.0%
East Mesa Mall, L.L.C.—Superstition Springs Center	33.3%
FlatIron Property Holding, L.L.C.	25.0%
Jaren Associates #4	12.5%
Kierland Tower Lofts, LLC	15.0%
La Sandia Santa Monica LLC	50.0%
Macerich Northwestern Associates—Broadway Plaza	50.0%
Macerich SanTan Phase 2 SPE LLC—SanTan Village Power Center	34.9%
New River Associates—Arrowhead Towne Center	33.3%
North Bridge Chicago LLC	50.0%
NorthPark Land Partners, LP	50.0%
NorthPark Partners, LP	50.0%
One Scottsdale Investors LLC	50.0%
Pacific Premier Retail Trust	51.0%
PHXAZ/Kierland Commons, L.L.C.	24.5%
Propcor Associates	25.0%
Propcor II Associates, LLC—Boulevard Shops	50.0%
Queens Mall Limited Partnership	51.0%
Queens Mall Expansion Limited Partnership	51.0%
Scottsdale Fashion Square Partnership	50.0%
SDG Macerich Properties, L.P.	50.0%
The Market at Estrella Falls LLC	32.9%
Tysons Corner Holdings LLC	50.0%
Tysons Corner LLC	50.0%
Tysons Corner Property Holdings II LLC	50.0%
Tysons Corner Property Holdings LLC	50.0%
Tysons Corner Property LLC	50.0%
WM Inland, L.L.C.	50.0%
West Acres Development, LLP	19.0%
Westcor/Gilbert, L.L.C.	50.0%
Westcor/Queen Creek LLC	37.8%
Westcor/Surprise Auto Park LLC	33.3%
Westpen Associates	50.0%
Wilshire Building—Tenants in Common	30.0%
WM Ridgmar, L.P.	50.0%
Zengo Restaurant Santa Monica LLC	50.0%

(1)
The Company's ownership interest in this table reflects its legal ownership interest but may not reflect its economic interest since each joint venture has various agreements regarding cash flow, profits and losses, allocations, capital requirements and other matters.

        The Company accounts for its investments in joint ventures using the equity method of accounting unless the Company retains a controlling financial interest in the joint venture or the joint venture

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

meets the definition of a variable interest entity in which the Company is the primary beneficiary through both its power to direct activities that most significantly impact the economic performance of the variable interest entity and the obligation to absorb losses or right to receive benefits that could potentially be significant to the variable interest entity. Although the Company has a greater than 50% interest in Pacific Premier Retail Trust, Camelback Colonnade SPE LLC, Corte Madera Village, LLC, Queens Mall Limited Partnership and Queens Mall Expansion Limited Partnership, the Company does not have a controlling financial interest in these joint ventures as it shares management control with the partners in these joint ventures and, therefore, accounts for its investments in these joint ventures using the equity method of accounting.

        The Company has recently made the following investments in unconsolidated joint ventures:

        On July 30, 2009, the Company sold a 49% ownership interest in Queens Center to a third party for $152,654, resulting in a gain on sale of assets of $154,156. The Company used the proceeds from the sale of the ownership interest in the property to pay down a term loan and for general corporate purposes. The results of Queens Center are included below for the period subsequent to the sale of the ownership interest.

        On September 3, 2009, the Company formed a joint venture with a third party whereby the Company sold a 75% interest in FlatIron Crossing. As part of this transaction, the Company issued three warrants for an aggregate of 1,250,000 shares of common stock of the Company (See Note 14—Stockholders' Equity). The Company received $123,750 in cash proceeds for the overall transaction, of which $8,068 was attributed to the warrants. The proceeds attributable to the interest sold exceeded the Company's carrying value in the interest sold by $28,720. However, due to certain contractual rights afforded to the buyer of the interest in FlatIron Crossing, the Company recognized a gain on sale of $2,506. The remaining net cash proceeds in excess of the Company's carrying value in the interest sold has been included in other accrued liabilities and will not be recognized until dissolution of the joint venture or disposition of the Company's or buyer's interest in the joint venture. The Company used the proceeds from the sale of the ownership interest to pay down a term loan and for general corporate purposes. The results of FlatIron Crossing are included below for the period subsequent to the sale of the ownership interest.

        Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures:

	March 31, 2010	December 31, 2009
Assets(1):
Properties, net	$5,101,187	$5,294,495
Other assets	468,937	518,946

Total assets	$5,570,124	$5,813,441

Liabilities and partners' capital(1):
Mortgage notes payable(2)	$4,649,617	$4,807,262
Other liabilities	191,381	208,863
Company's capital	365,766	377,711
Outside partners' capital	363,360	419,605

Total liabilities and partners' capital	$5,570,124	$5,813,441

Investments in unconsolidated joint ventures:
Company's capital	$365,766	$377,711
Basis adjustment(3)	599,601	601,433

Investments in unconsolidated joint ventures	$965,367	$979,144

Assets—Investments in unconsolidated joint ventures	$1,033,966	$1,046,196
Liabilities—Investments in unconsolidated joint ventures(4)	(68,599)	(67,052)

	$965,367	$979,144

(1)
These amounts include the assets and liabilities of the following significant subsidiaries as of March 31, 2010 and December 31, 2009:

	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Tysons Corner LLC
As of March 31, 2010:
Total Assets	$842,920	$1,097,012	$323,575
Total Liabilities	$817,807	$1,019,305	$329,834
As of December 31, 2009:
Total Assets	$850,593	$1,122,156	$323,535
Total Liabilities	$818,912	$1,030,429	$328,780
(2)
Certain joint ventures have debt that could become recourse debt to the Company should the joint venture be unable to discharge the obligations of the related debt. As of March 31, 2010 and December 31, 2009, a total of $17,450 could become recourse debt to the Company.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

  Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life ("NML") of $579,672 and $581,774 as of March 31, 2010 and December 31, 2009, respectively. NML is considered a related party because it is a joint venture partner with the Company in Macerich Northwestern Associates—Broadway Plaza. Interest expense incurred on these borrowings amounted to $10,244 and $3,298, for the three months ended March 31, 2010 and 2009, respectively.

(3)
This represents the difference between the cost of an investment and the book value of the underlying equity of the joint venture. The Company amortizes this difference into income on a straight-line basis, consistent with the lives of the underlying assets. The amortization of this difference was $3,702 and $3,864 for the three months ended March 31, 2010 and 2009, respectively.

(4)
This represents investments in unconsolidated joint ventures with distributions in excess of the Company's investments.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Tysons Corner LLC	Other Joint Ventures	Total
Three Months Ended March 31, 2010
Revenues:
Minimum rents	$22,257	$31,691	$14,597	$89,116	$157,661
Percentage rents	724	897	120	2,517	4,258
Tenant recoveries	11,640	12,447	9,506	46,586	80,179
Other	799	1,170	678	6,233	8,880

Total revenues	35,420	46,205	24,901	144,452	250,978

Expenses:
Shopping center and operating expenses	14,065	13,685	8,106	54,714	90,570
Interest expense	11,497	13,101	4,018	38,918	67,534
Depreciation and amortization	7,625	9,189	4,592	31,381	52,787

Total operating expenses	33,187	35,975	16,716	125,013	210,891

Loss on sale of assets	—	—	—	(1,236)	(1,236)
Loss on early extinguishment of debt	—	(1,352)	—	—	(1,352)

Net income	$2,233	$8,878	$8,185	$18,203	$37,499

Company's equity in net income	$1,116	$4,567	$4,092	$6,684	$16,459

Three Months Ended March 31, 2009
Revenues:
Minimum rents	$22,986	$32,767	$14,642	$69,801	$140,196
Percentage rents	834	556	143	1,482	3,015
Tenant recoveries	12,284	12,253	9,079	34,050	67,666
Other	836	997	393	5,241	7,467

Total revenues	36,940	46,573	24,257	110,574	218,344

Expenses:
Shopping center and operating expenses	14,256	13,683	7,664	41,280	76,883
Interest expense	11,516	12,228	3,998	27,968	55,710
Depreciation and amortization	7,248	8,883	4,450	26,291	46,872

Total operating expenses	33,020	34,794	16,112	95,539	179,465

(Loss) gain on sale of assets	(2)	—	—	176	174

Net income	$3,918	$11,779	$8,145	$15,211	$39,053

Company's equity in net income	$1,959	$5,990	$4,073	$3,904	$15,926

        Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

5. Derivative Instruments and Hedging Activities:

        The Company recognizes all derivatives in the consolidated financial statements and measures the derivatives at fair value. The Company uses interest rate swap and cap agreements (collectively, "interest rate agreements") in the normal course of business to manage or reduce its exposure to adverse fluctuations in interest rates. The Company designs its hedges to be effective in reducing the risk exposure that they are designated to hedge. Any instrument that meets the cash flow hedging criteria is formally designated as a cash flow hedge at the inception of the derivative contract. On an ongoing quarterly basis, the Company adjusts its balance sheet to reflect the current fair value of its derivatives. To the extent they are effective, changes in fair value of derivatives are recorded in comprehensive income. Ineffective portions, if any, are included in net income. No ineffectiveness was recorded in net income during the three months ended March 31, 2010 or 2009. If any derivative instrument used for risk management does not meet the hedging criteria, it is marked-to-market each period in the consolidated statements of operations. As of March 31, 2010, all of the Company's derivative instruments were designated as cash flow hedges. As of March 31, 2010, the Company's derivative instruments did not contain any credit risk related contingent features or collateral arrangements.

        Amounts paid (received) as a result of interest rate agreements are recorded as an addition (reduction) to (of) interest expense. The Company recorded other comprehensive income related to the marking-to-market of interest rate agreements of $7,979 and $32,990 for the three months ended March 31, 2010 and 2009, respectively. The amount expected to be reclassified to interest expense in the next 12 months is immaterial.

        The following derivatives were outstanding at March 31, 2010:

Property/Entity	Notional Amount	Product	Rate	Maturity	Fair Value
La Cumbre(1)	$30,000	Cap	3.00%	6/9/2011	$3
Paradise Valley Mall(1)	85,000	Cap	5.00%	9/12/2011	5
The Oaks(1)	150,000	Cap	6.25%	7/1/2010	—
The Oaks(1)	60,000	Swap	4.80%	4/15/2010	(106)
The Operating Partnership(2)	290,000	Swap	4.80%	4/15/2010	(512)
The Operating Partnership(2)	400,000	Swap	5.08%	4/25/2011	(19,380)
Victor Valley Mall(1)	100,000	Swap	4.80%	4/15/2010	(177)
Westside Pavilion(1)	175,000	Cap	5.50%	6/1/2010	—

(1)
See additional disclosure in Note 10—Mortgage Notes Payable.

(2)
See additional disclosure in Note 11—Bank and Other Notes Payable.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

5. Derivative Instruments and Hedging Activities: (Continued)

	Asset Derivatives			Liability Derivatives
		March 31, 2010	December 31, 2009		March 31, 2010	December 31, 2009
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Interest rate cap agreements	Other assets	$8	$80	Other liabilities	$—	$—
Interest rate swap agreements	Other assets	—	—	Other liabilities	20,175	28,206

Total derivatives designated as hedging instruments		8	80		20,175	28,206

Derivatives not designated as hedging instruments
Interest rate cap agreements	Other assets	—	—	Other liabilities	—	—
Interest rate swap agreements	Other assets	—	—	Other liabilities	—	—

Total derivatives not designated as hedging instruments		—	—		—	—

Total derivatives		$8	$80		$20,175	$28,206

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

        Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2010 and December 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

6. Fair Value: (Continued)

        The following table presents the Company's derivative instruments measured at fair value as of March 31, 2010:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Derivative instruments	$—	$8	$—	$8
Liabilities
Derivative instruments	—	20,175	—	20,175

7. Property:

        Property consists of the following:

	March 31, 2010	December 31, 2009
Land	$1,053,107	$1,052,761
Building improvements	4,619,107	4,614,706
Tenant improvements	340,550	338,259
Equipment and furnishings	108,890	108,199
Construction in progress	609,744	583,334

	6,731,398	6,697,259
Less accumulated depreciation	(1,085,620)	(1,039,320)

	$5,645,778	$5,657,939

        Depreciation expense was $49,589 and $51,573 for the three months ended March 31, 2010 and 2009, respectively.

        During the three months ended March 31, 2009, the Company recognized gain of $1,354 on sale of land and wrote off $581 of development costs.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

8. Marketable Securities:

        Marketable Securities consist of the following:

	March 31, 2010	December 31, 2009
Government debt securities, at par value	$27,825	$27,825
Less discount	(783)	(855)

	27,042	26,970
Unrealized gain	2,653	2,637

Fair value	$29,695	$29,607

        Future contractual maturities of marketable securities are as follows:

1 year or less	$1,316
2 to 5 years	26,509

$27,825

        The proceeds from maturities and interest receipts from the marketable securities are restricted to the service of the Greeley Note (See Note 11—Bank and Other Notes Payable).

9. Deferred Charges And Other Assets, net:

        Deferred charges and other assets, net consist of the following:

	March 31, 2010	December 31, 2009
Leasing	$155,010	$149,155
Financing	52,158	48,287
Intangible assets:
In-place lease values	104,161	109,705
Leasing commissions and legal costs	30,012	30,925

	341,341	338,072
Less accumulated amortization(1)	(144,567)	(144,002)

	196,774	194,070
Other assets, net	99,508	82,852

	$296,282	$276,922

(1)
Accumulated amortization includes $55,862 and $58,188 relating to intangible assets at March 31, 2010 and December 31, 2009, respectively. Amortization expense for intangible assets was $4,133 and $6,830 for the three months ended March 31, 2010 and 2009, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

9. Deferred Charges And Other Assets, net: (Continued)

        The allocated values of above-market leases included in deferred charges and other assets, net, and below-market leases included in other accrued liabilities, consist of the following:

	March 31, 2010	December 31, 2009
Above-Market Leases
Original allocated value	$49,158	$50,573
Less accumulated amortization	(33,125)	(33,632)

	$16,033	$16,941

Below-Market Leases
Original allocated value	$119,149	$120,227
Less accumulated amortization	(73,225)	(71,416)

	$45,924	$48,811

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

10. Mortgage Notes Payable:

        Mortgage notes payable at March 31, 2010 and December 31, 2009 consist of the following:

	Carrying Amount of Mortgage Notes(1)
	March 31, 2010		December 31, 2009
Property Pledged as Collateral	Other	Related Party	Other	Related Party	Interest Rate(2)	Monthly Payment Term(3)	Maturity Date
Capitola Mall	$—	$35,032	$—	$35,550	7.13%	380	2011
Carmel Plaza(4)	24,156	—	24,309	—	8.15%	202	2010
Chandler Fashion Center(5)	162,129		163,028	—	5.50%	435	2012
Chesterfield Towne Center(6)	51,909	—	52,369	—	9.07%	548	2024
Danbury Fair Mall	161,361	—	163,111	—	4.64%	1,225	2011
Deptford Mall	172,500	—	172,500	—	5.41%	778	2013
Deptford Mall	15,399	—	15,451	—	6.46%	101	2016
Fiesta Mall	84,000	—	84,000	—	4.98%	341	2015
Flagstaff Mall	37,000	—	37,000	—	5.03%	153	2015
Freehold Raceway Mall(5)	163,931	—	165,546	—	4.68%	1,184	2011
Fresno Fashion Fair	83,540	83,539	83,781	83,780	6.76%	1,104	2015
Great Northern Mall	38,657	—	38,854	—	5.11%	234	2013
Hilton Village	8,569	—	8,564	—	5.27%	37	2012
La Cumbre Plaza(7)	28,973	—	30,000	—	1.62%	28	2010
Northgate, The Mall at(8)	26,426		8,844		6.90%	44	2013
Northridge Mall(9)	—	—	71,486	—	—	—	—
Oaks, The(10)	165,000	—	165,000	—	2.37%	273	2011
Oaks, The(11)	92,224	—	92,224	—	5.48%	179	2011
Pacific View	85,384	—	85,797	—	7.20%	602	2011
Panorama Mall(12)	50,000	—	50,000	—	1.18%	46	2010
Paradise Valley Mall(13)	85,000	—	85,000	—	6.30%	390	2012
Prescott Gateway	60,000	—	60,000	—	5.86%	289	2011
Promenade at Casa Grande(14)	86,617	—	86,617	—	1.74%	119	2010
Rimrock Mall	41,241	—	41,430	—	7.57%	320	2011
Salisbury, Center at	115,000	—	115,000	—	5.83%	555	2016
Santa Monica Place	76,308	—	76,652	—	7.79%	606	2010
SanTan Village Regional Center(15)	136,199	—	136,142	—	2.98%	338	2011
Shoppingtown Mall	40,952	—	41,381	—	5.01%	319	2011
South Plains Mall(16)	105,000	—	53,936	—	6.53%	571	2015
South Towne Center	88,579	—	88,854	—	6.39%	554	2015
Towne Mall	13,738	—	13,869	—	4.99%	100	2012
Tucson La Encantada	—	77,223	—	77,497	5.84%	362	2012
Twenty Ninth Street(17)	107,480	—	106,703	—	5.45%	467	2011
Valley River Center	120,000	—	120,000	—	5.59%	558	2016
Valley View Center	125,000	—	125,000	—	5.81%	596	2011
Victor Valley, Mall of(18)	100,000	—	100,000	—	6.66%	555	2011
Vintage Faire Mall(19)	61,886	—	62,186	—	7.92%	508	2010
Westside Pavilion(20)	175,000	—	175,000	—	2.96%	326	2011
Wilton Mall(21)	38,774	—	39,575	—	11.08%	349	2029

	$3,027,932	$195,794	$3,039,209	$196,827

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

10. Mortgage Notes Payable: (Continued)

  Debt premiums (discounts) as of March 31, 2010 and December 31, 2009 consist of the following:

Property Pledged as Collateral	March 31, 2010	December 31, 2009
Danbury Fair Mall	$3,895	$4,938
Deptford Mall	(34)	(36)
Freehold Raceway Mall	4,648	5,507
Great Northern Mall	(103)	(110)
Hilton Village	(31)	(36)
Shoppingtown Mall	1,298	1,565
Towne Mall	253	277

	$9,926	$12,105

(2)
The interest rate disclosed represents the effective interest rate, including the debt premiums (discounts), deferred finance costs and notional amounts covered by interest rate swap agreements.

(3)
The payment term represents the monthly payment of principal and interest.

(4)
On April 7, 2010, the loan was paid off in full.

(5)
On September 30, 2009, 49.9% of the loan was assumed by a third party in connection with entering into a co-venture arrangement with that unrelated party. See Note 12—Co-Venture Arrangement.

(6)
In addition to monthly principal and interest payments, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property's gross receipts exceeds a base amount. The Company recognized contingent interest expense of $0 and $72 for the three months ended March 31, 2010 and 2009, respectively.

(7)
The loan bears interest at LIBOR plus 0.88% and matures on December 9, 2010 with extension options to June 9, 2012, subject to certain conditions. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 3.0% over the loan term. See Note 5—Derivative Instruments and Hedging Activities. The total interest rate was 1.62% and 2.11% at March 31, 2010 and December 31, 2009, respectively.

(8)
The construction loan on the property allows for total borrowings of up to $60,000, bears interest at LIBOR plus 4.50% with a total interest rate floor of 6.0% and matures on January 1, 2013, with two one-year extension options. The loan also includes options for additional borrowings of up to $20,000 depending on certain conditions. The total interest rate was 6.90% at March 31, 2010 and December 31, 2009.

(9)
On February 12, 2010, the loan was paid off in full.

(10)
The loan bears interest at LIBOR plus 1.75% and matures on July 10, 2011 with two one-year extension options. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 6.25% over the loan term. See Note 5—Derivative Instruments and Hedging Activities. At March 31, 2010 and December 31, 2009, the total interest rate was 2.37% and 2.28%, respectively.

(11)
The construction loan allows for total borrowings of up to $135,000, bears interest at LIBOR plus a spread of 1.75% to 2.10%, depending on certain conditions and matures on July 10, 2011, with two one-year extension options. The Company placed an interest rate swap on the loan that effectively converts $60,000 of the loan amount from floating rate debt to fixed rate debt of 6.90% until April 15, 2010. See Note 5—Derivatives and Hedging Activities. At March 31, 2010 and December 31, 2009, the total interest rate was 5.48% and 6.75%, respectively.

(12)
The loan bears interest at LIBOR plus 0.85% and was scheduled to mature on February 28, 2010. The Company has extended the maturity to May 31, 2010. The Company is currently in the process of refinancing this loan. At March 31, 2010 and December 31, 2009, the total interest rate 1.18% and 1.31%, respectively.

(13)
The loan bears interest at LIBOR plus 4.0% with a total interest rate floor of 5.50% and matures on August 31, 2012 with two one-year extension options. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

10. Mortgage Notes Payable: (Continued)

  from exceeding 5.0% over the loan term. See Note 5—Derivative Instruments and Hedging Activities. At March 31, 2010 and December 31, 2009, the total interest rate was 6.30%.

(14)
The loan bears interest at LIBOR plus a spread of 1.20% to 1.40%, depending on certain conditions. The loan matures on August 16, 2010, with a one-year extension option, subject to the provisions of the loan agreement. At March 31, 2010 and December 31, 2009, the total interest rate was 1.74% and 1.70%, respectively.

(15)
The construction loan on the property allows for total borrowings of up to $150,000 and bears interest at LIBOR plus a spread of 2.10% to 2.25%, depending on certain conditions. The loan matures on June 13, 2011, with two one-year extension options. At March 31, 2010 and December 31, 2009, the total interest rate was 2.98% and 2.93%, respectively.

(16)
On March 31, 2010, the Company replaced the existing loan on the property with a new $105,000 loan that bears interest at a total interest rate of 6.53% and matures on April 11, 2015.

(17)
The loan bears interest at LIBOR plus 3.40% and matures on March 25, 2011, with a one-year extension option. At March 31, 2010 and December 31, 2009, the total interest rate was 5.45%.

(18)
The loan bears interest at LIBOR plus 1.60% and matures on May 6, 2011, with two one-year extension options. The loan is covered by an interest rate swap that effectively converts the loan amount from floating rate debt to fixed rate debt of 6.66% until April 15, 2010. See Note 5—Derivatives and Hedging Activities. At March 31, 2010 and December 31, 2009, the total interest rate on the loan was 6.66% and 2.09%, respectively.

(19)
On April 27, 2010, the Company replaced the existing loan on the property with a new $135,000 loan that bears interest at LIBOR plus 3.0% and matures on April 27, 2015. See Note 20—Subsequent Events.

(20)
The loan bears interest at LIBOR plus 2.00% and matures on June 5, 2011, with two one-year extension options. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 5.50% until June 1, 2010. See Note 5—Derivative Instruments and Hedging Activities. At March 31, 2010 and December 31, 2009, the total interest rate on the loan was 2.96% and 3.24%, respectively.

(21)
The Company is currently in the process of refinancing this loan.

        Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

        The Company expects all 2010 loan maturities will be refinanced, extended and/or paid-off from the Company's line of credit or with cash on hand.

        Total interest expense capitalized during the three months ended March 31, 2010 and 2009 was $8,188 and $5,061, respectively.

        Related party mortgage notes payable are amounts due to affiliates of NML. See Note 17—Related Party Transactions, for interest expense associated with loans from NML.

        The fair value of mortgage notes payable at March 31, 2010 and December 31, 2009 was $2,889,328 and $2,897,332, respectively, based on current interest rates for comparable loans. The method for computing fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

11. Bank and Other Notes Payable:

        Bank and other notes payable consist of the following:

Convertible Senior Notes ("Senior Notes"):

        On March 16, 2007, the Company issued $950,000 in Senior Notes that are to mature on March 15, 2012. The Senior Notes bear interest at 3.25%, payable semiannually, are senior unsecured debt of the Company and are guaranteed by the Operating Partnership. Prior to December 14, 2011, upon the occurrence of certain specified events, the Senior Notes will be convertible at the option of holder into cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the election of the Company, at an initial conversion rate of 8.9702 shares per $1 principal amount. On and after December 15, 2011, the Senior Notes will be convertible at any time prior to the second business day preceding the maturity date at the option of the holder at the initial conversion rate. The initial conversion price of approximately $111.48 per share represented a 20% premium over the closing price of the Company's common stock on March 12, 2007. In addition, the Senior Notes are covered by two capped calls that effectively increased the conversion price of the Senior Notes to approximately $130.06, which represents a 40% premium to the March 12, 2007 closing price of $92.90 per common share of the Company. The initial conversion rate is subject to adjustment under certain circumstances. Holders of the Senior Notes do not have the right to require the Company to repurchase the Senior Notes prior to maturity except in connection with the occurrence of certain fundamental change transactions.

        During the three months ended March 31, 2009, the Company repurchased and retired $56,815 of the Senior Notes for $30,679 and recorded a gain on the early extinguishment of debt of $22,474. The repurchase was funded by borrowings under the Company's line of credit.

        The carrying value of the Senior Notes at March 31, 2010 and December 31, 2009 was $616,912 and $614,245, respectively, which included unamortized discount of $21,188 and $23,855, respectively. The unamortized discount is amortized into interest expense over the term of the Senior Notes in a manner that approximates the effective interest method. As of March 31, 2010 and December 31, 2009, the effective interest rate was 5.41%. The fair value of the Senior Notes at March 31, 2010 and December 31, 2009 was $607,790 and $596,624, respectively, based on the quoted market price on each date.

Line of Credit:

        The Company has a $1,500,000 revolving line of credit that bears interest at LIBOR plus a spread of 0.75% to 1.10% depending on the Company's overall leverage and that was scheduled to mature on April 25, 2010. On April 25, 2010, the Company extended the maturity date to April 25, 2011. The Company has an interest rate swap agreement that effectively fixed the interest rate on $400,000 of the outstanding balance of the line of credit at 6.08% until maturity. In addition, the Company had another swap agreement that effectively fixed the interest rate of $290,000 of the remaining balance of the line of credit at 6.13% until April 15, 2010. As of March 31, 2010 and December 31, 2009, borrowings outstanding were $690,000 and $655,000, respectively, at an average interest rate of 6.26% and 6.10%, respectively. The fair value of the Company's line of credit at March 31, 2010 and December 31, 2009

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

11. Bank and Other Notes Payable: (Continued)

was $686,994 and $643,662, respectively, based on a present value model using current interest rate spreads offered to the Company for comparable debt. On April 20, 2010, the Company paid down in full the line of credit with the proceeds from its equity offering of common stock and reapplied the associated interest rate swap to other floating rate debt. See Note 14—Stockholders' Equity.

Greeley Note:

        On July 27, 2006, concurrent with the sale of Greeley Mall, the Company provided marketable securities to replace Greeley Mall as collateral for the mortgage note payable on the property (See Note 8—Marketable Securities). As a result of this transaction, the debt was reclassified to bank and other notes payable. This note bears interest at an effective rate of 6.34% and matures in September 2013. At March 31, 2010 and December 31, 2009, the Greeley note had a balance outstanding of $26,170 and $26,353, respectively. The fair value of the note at March 31, 2010 and December 31, 2009 was $20,793 and $20,589, respectively, based on current interest rates for comparable loans. The method for computing fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

        As of March 31, 2010 and December 31, 2009, the Company was in compliance with all applicable loan covenants.

12. Co-Venture Arrangement:

        On September 30, 2009, the Company formed a joint venture, whereby a third party acquired a 49.9% interest in Freehold Raceway Mall and Chandler Fashion Center. As part of this transaction, the Company issued a warrant in favor of the third party to purchase 935,358 shares of common stock of the Company at an exercise price of $46.68 per share. See "Warrants" in Note 14—Stockholders' Equity. The Company received approximately $174,650 in cash proceeds for the overall transaction, of which $6,496 was attributed to the warrants.

        As a result of the Company having certain rights under the agreement to repurchase the assets after the seventh year of the venture formation, the transaction did not qualify for sale treatment. The Company, however, is not obligated to repurchase the assets. The transaction has been accounted for as a profit-sharing arrangement, and accordingly the assets, liabilities and operations of the properties remain on the books of the Company and a co-venture obligation was established for the net cash proceeds received from the third party less costs allocated to the warrant. The co-venture obligation is increased for the allocation of income to the co-venture partner and decreased for distributions to the co-venture partner.

13. Noncontrolling Interests:

        The Company allocates net income of the Operating Partnership based on the weighted average ownership interest during the period. The 11% limited partnership interest of the Operating Partnership not owned by the Company at March 31, 2010 is reflected in these consolidated financial statements as permanent equity.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

13. Noncontrolling Interests: (Continued)

        The interests in the Operating Partnership are known as OP Units. OP Units not held by the Company are redeemable at the election of the holder, and the Company may redeem them for the Company's stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the ten trading days ending on the respective balance sheet date. Accordingly, as of March 31, 2010 and December 31, 2009, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $481,600 and $422,074, respectively.

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

14. Stockholders' Equity:

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

        On March 22, 2010, the Company issued 1,449,542 common shares to its common stockholders and OP Unit holders in connection with a declaration of a quarterly dividend of $0.60 per share of common stock to holders of record on February 16, 2010, consisting of a combination of cash and shares of the Company's common stock. The cash component of the dividend (not including cash paid in lieu of fractional shares) was 10% in the aggregate, or $0.06 per share, with the balance paid in shares of the Company's common stock.

        In accordance with the provisions of Internal Revenue Service Revenue Procedure 2009-15, stockholders were asked to make an election to receive the dividends all in cash or all in shares. To the extent that more than 10% of cash was elected in the aggregate, the cash portion was prorated. Stockholders who elected to receive the dividends in cash received a cash payment of at least $0.06 per share. Stockholders who did not make an election received 10% in cash and 90% in shares of common stock. The number of shares issued on June 22, 2009 as a result of the dividend was calculated based on the volume weighted average trading prices of the Company's common stock on the New York Stock Exchange on June 10, 2009 through June 12, 2009 of $19.9927. The number of shares issued on September 21, 2009 as a result of the dividend was calculated based on the volume weighted average trading prices of the Company's common stock on the New York Stock Exchange on September 9, 2009 through September 11, 2009 of $28.51. The number of shares issued on December 21, 2009 as a result of the dividend was calculated based on the volume weighted average trading prices of the Company's common stock on the New York Stock Exchange on December 9, 2009 through December 11, 2009 of $30.16. The number of shares issued on March 22, 2010 as a result of the dividend was calculated based on the volume weighted average trading prices of the Company's common stock on the New York Stock Exchange on March 10, 2010 through March 12, 2010 of $38.53.

Warrants:

        On September 3, 2009, the Company issued three warrants in connection with the sale of a 75% ownership interest in FlatIron Crossing. (See Note 4—Investments in Unconsolidated Joint Ventures.) The warrants provide for a purchase in the aggregate of 1,250,000 shares of the Company's common stock. The warrants were valued at $8,068 and recorded as a credit to additional paid-in capital. Each warrant has a three-year term and was immediately exercisable upon its issuance, has an exercise price of approximately $30.62 per share until September 3, 2011 and an exercise price of approximately $34.79 from September 4, 2011 until September 3, 2012, with such prices subject to anti-dilutive adjustments. The warrants allow for either gross or net issue settlement at the option of the warrant holder. In the event that the warrant holder elects a net issue settlement, the Company may elect to settle the warrants in cash or shares. In addition, the Company has entered into registration rights agreements with the warrant holders requiring the Company to use its best efforts to provide certain registration rights regarding the resale of shares of common stock underlying each warrant.

        On September 30, 2009, the Company issued a warrant in connection with its formation of a co-venture to own and operate Freehold Raceway Mall and Chandler Fashion Center. (See Note 12—

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

14. Stockholders' Equity: (Continued)

Co-Venture Arrangement.) The warrant provides for the purchase of 935,358 shares of the Company's common stock. The warrant was valued at $6,496 and recorded as a credit to additional paid-in capital. The warrant was immediately exercisable upon its issuance and will expire 30 days after the refinancing or repayment of each loan encumbering the Centers has closed. The warrant has an exercise price of $46.68 per share, with such price subject to anti-dilutive adjustments. The warrant allows for either gross or net issue settlement at the option of the warrant holder. In the event that the warrant holder elects a net issue settlement, the Company may elect to settle the warrant in cash or shares; provided, however, that in the event the Company elects to deliver cash, the holder may elect to instead have the exercise of the warrant satisfied in shares. In addition, the Company has entered into a registration rights agreement with the warrant holders requiring the Company to use its best efforts to provide certain registration rights regarding the resale of shares of common stock underlying the warrant.

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

Stock Offering:

        On April 20, 2010, the Company completed an offering of 30,000,000 newly issued shares of its common stock and on April 23, 2010 issued an additional 1,000,000 newly issued shares of common stock in connection with the underwriters' exercise of its over-allotment option. The net proceeds of the offering, after giving effect to the issuance and sale of all 31,000,000 shares of common stock at an initial price to the public of $41.00 per share, were approximately $1,221,431 after deducting underwriting discounts, commissions and other transaction costs. The Company used a portion of the net proceeds of the offering to pay down its line of credit in full and the balance will be used for debt repayments or general corporate purposes.

15. Discontinued Operations:

        The following operations were recently discontinued:

Mervyn's:

        In June 2009, the Company recorded an impairment charge of $25,958, as it relates to the fee and/or ground leasehold interests in five former Mervyn's stores due to the anticipated loss on the sale of these properties in July 2009. The Company subsequently sold the properties for $52,689 in total proceeds, resulting in an additional $458 loss related to transaction costs. The Company used the proceeds from the sales to pay down the Company's term loan and for general corporate purposes.

        On September 29, 2009, the Company sold a leasehold interest in a former Mervyn's location for $4,510, resulting in a gain on sale of $4,087. The Company used the proceeds from the sale to pay down the Company's line of credit and for general corporate purposes.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

15. Discontinued Operations: (Continued)

Other Dispositions:

        In June 2009, the Company recorded an impairment charge of $1,037, as it related to the anticipated loss on the sale of Village Center, a 170,801 square foot urban village property, in July 2009. The Company subsequently sold the property for $11,912 in total proceeds, resulting in a gain of $144 related to a change in estimate in transaction costs. The Company used the proceeds from the sale to pay down a term loan and for general corporate purposes.

        During the fourth quarter 2009, the Company sold five non-core community centers for $71,275, resulting in an aggregate loss on sale of $16,933. The Company used the proceeds from the sale to pay down the Company's line of credit and for general corporate purposes.

        The Company has classified the results of operations and gain or loss on sale for the three months ended March 31, 2010 and 2009 for all of the above dispositions as discontinued operations.

        Revenues and income from discontinued operations consist of the following:

	For the Three Months Ended March 31,
	2010	2009
Revenues:
Mervyn's	$—	$1,934
Village Center	—	460
Village Plaza	(1)	543
Village Crossroads	—	683
Village Square I	—	161
Village Square II	(3)	349
Village Fair North	—	925

	$(4)	$5,055

(Loss) income from discontinued operations:
Scottsdale/101	$(5)	$(10)
Mervyn's	(11)	814
Village Center	(15)	177
Village Plaza	(23)	231
Village Crossroads	(22)	335
Village Square I	(5)	64
Village Square II	(35)	208
Village Fair North	3	451

	$(113)	$2,270

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

16. Commitments and Contingencies:

        The Company has certain properties subject to non-cancelable operating ground leases. The leases expire at various times through 2107, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined in the lease. Ground rent expenses were $1,587 and $2,035 for the three months ended March 31, 2010 and 2009, respectively. No contingent rent was incurred during the three months ended March 31, 2010 or 2009.

        As of March 31, 2010 and December 31, 2009, the Company was contingently liable for $26,440 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company. In addition, the Company has a $24,000 letter of credit that serves as collateral for a liability assumed in the acquisition of Shoppingtown Mall.

        The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the agreement. At March 31, 2010, the Company had $37,070 in outstanding obligations under these construction agreements which it believes will be settled in 2010.

17. Related-Party Transactions:

        Certain unconsolidated joint ventures and third-parties have engaged the Management Companies to manage the operations of the Centers. Under these arrangements, the Management Companies are reimbursed for compensation paid to on-site employees, leasing agents and project managers at the Centers, as well as insurance costs and other administrative expenses.

        The following are fees charged to unconsolidated joint ventures and third-party managed properties:

	For the Three Months Ended March 31,
	2010	2009
Management Fees	$6,910	$5,327
Development and Leasing Fees	2,167	1,867

	$9,077	$7,194

        Certain mortgage notes on the properties are held by NML (See Note 10—Mortgage Notes Payable). Interest expense in connection with these notes was $3,102 and $5,790 for the three months ended March 31, 2010 and 2009, respectively. Included in accounts payable and accrued expenses is interest payable to these partners of $949 and $954 at March 31, 2010 and December 31, 2009, respectively.

        As of March 31, 2010 and December 31, 2009, the Company had loans to unconsolidated joint ventures of $2,705 and $2,316, respectively. Interest income associated with these notes was $31 and

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

17. Related-Party Transactions: (Continued)

$16 for the three months ended March 31, 2010 and 2009, respectively. These loans represent initial funds advanced for development stage projects prior to construction loan funding. Correspondingly, loan payables in the same amount have been accrued as an obligation by the various joint ventures.

        Due from affiliates of $5,846 and $6,034 at March 31, 2010 and December 31, 2009, respectively, represents unreimbursed costs and fees due from unconsolidated joint ventures under management agreements.

18. Share and Unit-Based Plans:

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

        On March 26, 2010, as part of a separation agreement with a former executive, the Company modified the awards of 83,794 restricted stock units and 5,109 units granted under the Long-Term Incentive Plan ("LTIP") then outstanding. As a result of this modification, the Company recognized an additional $599 of compensation cost in the three months ended March 31, 2010.

        On March 5, 2010, the Company granted 232,632 LTIP Units to four executive officers at a weighted average grant date fair value of $48.89. The new grants vest over a service period ending January 31, 2011 based on the percentile ranking of the Company in terms of total return to stockholders (the "Total Return") per common stock share relative to the Total Return of a group of peer REITs, as measured at the end of the measurement period. Upon the occurrence of specified events and subject to the satisfaction of applicable vesting conditions, LTIP Units (after conversion into OP Units) are ultimately redeemable for common stock on a one-unit for one-share basis.

        The fair value of the Company's LTIP Units was estimated on the date of grant using a Monte Carlo Simulation model. The stock price of the Company, along with the stock prices of the group of peer REITs, was assumed to follow the Multivariate Geometric Brownian Motion Process. Multivariate Geometric Brownian Motion modeling is commonly used in financial markets, as it allows the modeled quantity (in this case, the stock price) to vary randomly from its current value based on the stock price's expected volatility and current market interest rates. The volatilities of the returns on the price of the Company and the peer group REITs were estimated based on a .91-year look-back period. The expected growth rate of the stock prices over the derived service period was determined with consideration of the risk free rate as of the grant date.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

18. Share and Unit-Based Plans: (Continued)

        The Company records compensation expense on a straight-line basis for awards, with the exception of the market-indexed awards granted under the LTIP. The following summarizes the compensation cost under the share and unit-based plans:

	For the Three Months Ended March 31,
	2010	2009
LTIP units	$1,500	$1,058
Stock awards	1,562	2,106
Stock units	1,458	270
Stock options	147	147
SARs	295	626
Phantom stock units	242	170

	$5,204	$4,377

        The Company capitalized share and unit-based compensation costs of $2,400 and $1,762 for the three months ended March 31, 2010 and 2009, respectively.

        The following table summarizes the activity of the other non-vested share and unit based plans:

	LTIP Units		Stock Awards		Phantom Stock		SARs		Stock Units
	Units	Value(1)	Shares	Value(1)	Units	Value(1)	Units	Value(1)	Shares	Value(1)
Balance at January 1, 2010	252,940	$55.50	126,137	$69.53	—	$—	1,135,397	$7.51	1,567,597	$7.17
Granted	232,632	48.89	11,664	38.58	45,062	34.04	—	—	—	—
Vested	(213,346)	54.45	(73,978)	78.33	(6,796)	35.63	—	—	(529,048)	7.17
Forfeited	—	—	—	—	—	—	(76,275)	7.68	—	—

Balance at March 31, 2010	272,226	$50.68	63,823	$53.67	38,266	$33.76	1,059,122	$7.50	1,038,549	$7.17

(1)
Value represents the weighted-average grant date fair value.

        Unrecognized compensation cost of share and unit based plans at March 31, 2010, consisted of $12,762 from LTIP awards, $2,468 from stock awards, $9,427 from stock units, $255 from stock options, $2,514 from SARs and $1,292 from the phantom stock units.

19. Income Taxes:

        The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1994. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its taxable income to its stockholders. It is management's current intention to adhere to these requirements and maintain the Company's REIT status. As a REIT, the Company generally will not be subject to corporate level federal income tax on net income it distributes currently to its stockholders. If the Company fails to qualify as a REIT in any taxable year, then it will

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

19. Income Taxes: (Continued)

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

        The income tax benefit of the TRSs is as follows:

	For the Three Months Ended March 31,
	2010	2009
Current	$—	$(90)
Deferred	1,215	891

Total income tax benefit	$1,215	$801

        Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred tax assets and liabilities of the TRSs relate primarily to differences in the book and tax bases of property and to operating loss carryforwards for federal and state income tax purposes. A valuation allowance for deferred tax assets is provided if the Company believes it is more likely than not that all or some portion of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent on the Company generating sufficient taxable income in future periods. The net operating loss carryforwards are currently scheduled to expire through 2028, beginning in 2014. Net deferred tax assets of $14,338 and $11,866 were included in deferred charges and other assets, net at March 31, 2010 and December 31, 2009, respectively.

        The tax years 2006-2008 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefit will materially change within the next 12 months.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

20. Subsequent Events:

        On April 20, 2010, the Company completed an offering of 30,000,000 newly issued shares of its common stock and on April 23, 2010 issued an additional 1,000,000 newly issued shares of common stock in connection with the underwriters' exercise of its over-allotment option. The net proceeds of the offering, after giving effect to the issuance and sale of all 31,000,000 shares of common stock at an initial price to the public of $41.00 per share, were approximately $1,221,431 after deducting underwriting discounts, commissions and other transaction costs. The Company used the net proceeds of the offering to pay down its line of credit in full and the balance will be used for general corporate purposes.

        On April 27, 2010, the Company replaced the existing loan on Vintage Faire Mall with a new $135,000 loan that bears interest at LIBOR plus 3.0% and matures on April 27, 2015. The net proceeds were used for general corporate purposes.

        On April 29, 2010, the Company declared a dividend/distribution of $0.50 per share for common stockholders and OP Unit holders of record on May 10, 2010. All dividends/distributions will be paid 100% in cash on June 8, 2010.

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

  •
  the Company's expectations regarding its financial condition or results of operations; and

  •
  the Company's expectations for refinancing its indebtedness, entering into debt obligations and entering into joint venture arrangements.

        Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or the industry to differ materially from the Company's future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. You are urged to carefully review the disclosures the Company makes concerning risks and other factors that may affect our business and operating results, including those made in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2009, as well as our other reports filed with the Securities and Exchange Commission, which disclosures are incorporated herein by reference. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. The Company does not intend, and undertakes no obligation, to update any forward-looking information to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, unless required by law to do so.

Management's Overview and Summary

        The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, the Operating Partnership. As of March 31, 2010, the Operating Partnership owned or had an ownership interest in 71 regional shopping centers and 14 community shopping centers totaling approximately 74 million square feet of gross leasable area or, GLA. These 85 regional and community shopping centers are referred to hereinafter as the "Centers," unless the context otherwise requires. The Company is a self-administered and self-managed REIT and conducts all of its operations through the Operating Partnership and the Management Companies.

        The following discussion is based primarily on the consolidated financial statements of the Company for the three months ended March 31, 2010 and 2009. It compares the results of operations and cash flows for the three months ended March 31, 2010 to the results of operations for the three months ended March 31, 2009. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Acquisitions and Dispositions:

        In June 2009, the Company recorded an impairment charge of $1.0 million, as it related to the anticipated loss on the sale of Village Center, a 170,801 square foot urban village property, in July 2009. The Company subsequently sold the property on July 14, 2009 for $11.9 million in total proceeds, resulting in a gain of $0.1 million related to a change in estimate in transaction costs. The Company used the proceeds from the sale to pay down a term loan and for general corporate purposes.

        During the fourth quarter of 2009, the Company sold five non-core community centers for $71.3 million, resulting in aggregate loss on sales of $16.9 million. The Company used the proceeds from these sales to pay down the Company's line of credit and for general corporate purposes.

Mervyn's:

        In December 2007, the Company purchased a portfolio of ground leasehold interest and/or fee interests in 39 freestanding Mervyn's stores located in the Southwest United States. In January 2008, the Company purchased a ground leasehold interest in a freestanding Mervyn's store located in Hayward, California and in February 2008, the Company purchased a fee simple interest in a freestanding Mervyn's store located in Monrovia, California. These former Mervyn's stores are referred to herein as the "Mervyn's Properties."

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

        In December 2008, Kohl's and Forever 21 assumed a total of 23 of the Mervyn's leases and the remaining 22 leases were rejected by Mervyn's under the bankruptcy laws. In addition, on December 19, 2008, the Company sold a fee and/or ground leasehold interest in three former Mervyn's stores to Pacific Premier Retail Trust, one of its joint ventures, for $43.4 million, resulting in a gain on sale of assets of $1.5 million.

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

        As of March 31, 2010, 14 former Mervyn's stores in the Company's portfolio remain vacant. The Company is currently seeking replacement tenants for these spaces.

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

        On September 3, 2009, the Company formed a joint venture with a third party, whereby the Company sold a 75% interest in FlatIron Crossing and received approximately $123.8 million in cash proceeds for the overall transaction. The Company used the proceeds from the sale of the ownership interest in the property to pay down the term loan and for general corporate purposes. As part of this transaction, the Company issued three warrants for an aggregate of 1,250,000 shares of common stock of the Company. (See Note 14—Stockholders' Equity in the Company's Notes to Consolidated Financial Statements). As of the date of the sale, the Company has accounted for the operations of FlatIron Crossing under the equity method of accounting.

        Queens Center and FlatIron Crossing are referred to herein as the "Joint Venture Centers."

        On September 30, 2009, the Company formed a joint venture with a third party, whereby the third party acquired a 49.9% interest in Freehold Raceway Mall and Chandler Fashion Center. The Company received approximately $174.6 million in cash proceeds for the overall transaction. The Company used the proceeds from this transaction to pay down the Company's line of credit and for general corporate purposes. As part of this transaction, the Company issued a warrant for an aggregate of 935,358 shares of common stock of the Company. (See Note 14—Stockholders' Equity in the Company's Notes to Consolidated Financial Statements). The transaction has been accounted for as a profit-sharing arrangement, and accordingly the assets, liabilities and operations of the properties remain on the books of the Company and a co-venture obligation was established for the net cash proceeds received from the third party less costs allocated to the warrant.

Redevelopment and Development Activity:

        Northgate Mall, the Company's 712,771 square foot regional mall in Marin County, California, opened the first phase of its redevelopment on November 12, 2009. As of March 31, 2010, the Company has incurred approximately $73.7 million of redevelopment costs for this Center and is estimating it will incur approximately $5.3 million of additional costs during the remainder of the year.

        Santa Monica Place in Santa Monica, California, is scheduled to open in August 2010 and this project will include anchors Bloomingdale's and Nordstrom. As of March 31, 2010, the Company has incurred approximately $190.9 million of redevelopment costs for this Center and is estimating it will incur approximately $74.1 million of additional costs during the remainder of the year.

Inflation:

        In the last three years, inflation has not had a significant impact on the Company because of a relatively low inflation rate. Most of the leases at the Centers have rent adjustments periodically through the lease term. These rent increases are either in fixed increments or based on using an annual multiple of increases in the Consumer Price Index ("CPI"). In addition, about 6% to 13% of the leases expire each year, which enables the Company to replace existing leases with new leases at higher base rents if the rents of the existing leases are below the then existing market rate. Additionally, historically the majority of the leases required the tenants to pay their pro rata share of operating expenses. In January 2005, the Company began entering into leases that require tenants to pay a stated amount for operating expenses, generally excluding property taxes, regardless of the expenses actually incurred at any Center. This change shifts the burden of cost control to the Company.

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

Asset Impairment:

        The Company assesses whether there has been impairment in the value of its long-lived assets by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenant's ability to perform its duties and pay rent under the terms of the leases. The Company may recognize impairment losses if the cash flows are not sufficient to cover its investment. Such a loss would be determined as the difference between the carrying value and the fair value of a center.

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

Deferred Charges:

        Costs relating to obtaining tenant leases are deferred and amortized over the initial term of the agreement using the straight-line method. As these deferred leasing costs represent productive assets incurred in connection with the Company's provision of leasing arrangements at the Centers, the related cash flows are classified as investing activities within the Company's Statement of Cash Flow. Costs relating to financing of shopping center properties are deferred and amortized over the life of the related loan using the straight-line method, which approximates the effective interest method. In-place lease values are amortized over the remaining lease term plus an estimate of the renewal term. Leasing commissions and legal costs are amortized on a straight-line basis over the individual remaining lease years. The ranges of the terms of the agreements are as follows:

Deferred lease costs	1 - 15 years
Deferred financing costs	1 - 15 years
In-place lease values	Remaining lease term plus an estimate for renewal
Leasing commissions and legal costs	5 - 10 years

Results of Operations

        Many of the variations in the results of operations, discussed below, occurred due to the transactions described above, including the Mervyn's Properties, the Redevelopment Centers and the Joint Venture Centers. The "Same Centers" include all consolidated Centers, excluding the Mervyn's Properties, the Joint Venture Centers and the Redevelopment Centers.

        The "Redevelopment Centers" include Northgate Mall, Santa Monica Place and Shoppingtown Mall.

        Unconsolidated joint ventures are reflected using the equity method of accounting. The Company's pro rata share of the results from these Centers is reflected in the Consolidated Statements of Operations as equity in income from unconsolidated joint ventures.

        The U.S. economy, real estate industry as a whole, and the local markets in which the Centers are located have in recent years experienced adverse economic conditions, resulting in an economic recession as well as disruptions in the capital and credit markets. These difficult economic conditions have adversely impacted consumer spending levels and the operating results of the Company's tenants. The Company's ability to lease space and negotiate rents at advantageous rates has been, and may continue to be, adversely affected in this type of economic environment, and more tenants may seek rent relief. The spread between rents on executed leases and expiring leases was negative during the quarter ended March 31, 2010. While recent economic data has shown signs of improvement in the retail industry, the Company cannot predict if this trend will continue. If this positive trend does not continue, a further continuation of these adverse conditions could harm the Company's business, results of operations and financial condition.

Comparison of Three Months Ended March 31, 2010 and 2009

Revenues:

        Minimum and percentage rents (collectively referred to as "rental revenue") decreased by $21.0 million, or 16.7%, from 2009 to 2010. The decrease in rental revenue is attributed to a decrease of $19.9 million from the Joint Venture Centers and $2.9 million from the Same Centers which is offset in part by an increase of $1.8 million from the Redevelopment Centers.

        Rental revenue includes the amortization of above and below-market leases, the amortization of straight-line rents and lease termination income. The amortization of above and below-market leases decreased from $2.9 million in 2009 to $2.0 million in 2010. The amortization of straight-lined rents decreased from $0.6 million in 2009 to $0.4 million in 2010. Lease termination income decreased from $1.1 million in 2009 to $0.7 million in 2010.

        Tenant recoveries decreased $3.1 million, or 4.9%, from 2009 to 2010. The decrease in tenant recoveries is attributed to a decrease of $9.7 million from the Joint Venture Centers offset in part by an increase of $5.5 million from the Same Centers, $0.8 million from the Redevelopment Centers and $0.3 million from the Mervyn's Properties. The increase in Same Centers is due to an increase in recoverable operating expenses, utilities and property taxes.

Shopping Center and Operating Expenses:

        Shopping center and operating expenses decreased $8.6 million, or 12.4%, from 2009 to 2010. The decrease in shopping center and operating expenses is attributed to a decrease of $11.1 million from the Joint Venture Centers offset in part by an increase of $1.8 million from the Same Centers, $0.6 million from the Redevelopment Centers and $0.1 million from the Mervyn's Properties.

Management Companies' Operating Expenses:

        Management Companies' operating expenses decreased $1.2 million from 2009 to 2010 due to severance costs paid in connection with the implementation of the Company's workforce reduction plan in 2009.

REIT General and Administrative Expenses:

        REIT general and administrative expenses increased by $2.3 million from 2009 to 2010. The increase is primarily due to additional compensation costs.

Depreciation and Amortization:

        Depreciation and amortization decreased $4.3 million from 2009 to 2010. The decrease in depreciation and amortization is primarily attributed to a decrease of $5.1 million from the Joint Venture Centers and $0.1 million from the Mervyn's Properties offset in part by an increase of $1.0 million from Redevelopment Centers.

Interest Expense:

        Interest expense decreased $14.5 million from 2009 to 2010. The decrease in interest expense was primarily attributed to a decrease of $7.9 million from the Joint Venture Centers, $3.2 million from the Redevelopment Centers, $2.0 million from a term loan, $1.9 million from borrowings under the Company's line of credit and $1.6 million from the Senior Notes offset in part by an increase of $2.1 million from the Same Centers.

        The above interest expense items are net of capitalized interest, which increased from $5.1 million in 2009 to $8.2 million in 2010 due to an increase in the cost of borrowing.

Gain on Early Extinguishment of Debt:

        The Company recorded a gain of $22.5 million on the early extinguishment of $56.8 million of the Senior Notes in 2009. (See "Note 11—Bank and Other Notes Payable in the Company's Notes to the Consolidated Financial Statements").

Equity in Income of Unconsolidated Joint Ventures:

        Equity in income of unconsolidated joint ventures increased $0.5 million from 2009 to 2010.

Gain on Sale or Write-down of Assets:

        In 2009, the Company recognized gain of $1.4 million on sale of land offset in part by a write down of $0.6 million of development costs.

Discontinued Operations:

        The Company recorded a loss from discontinued operations of $0.1 million in 2010 compared to income of $2.3 million in 2009. The reduction in income is primarily attributed to the sale in 2009 of six non-core community centers and five former Mervyn's stores.

Net (Loss) Income Attributable to Noncontrolling Interests:

        Net (loss) income attributable to noncontrolling interests decreased $2.9 million from 2009 to 2010. The decrease in net income from noncontrolling interests is attributable to a decrease in net income from 2009 to 2010.

Funds From Operations ("FFO"):

        Primarily as a result of the factors mentioned above, FFO—diluted decreased 30.4% from $102.8 million in 2009 to $71.6 million in 2010. For disclosure of net income, the most directly comparable GAAP financial measure, for the periods and a reconciliation of FFO and FFO—diluted to net income available to common stockholders, see "Funds from Operations."

Operating Activities:

        Cash provided by operations increased from $21.6 million in 2009 to $64.9 million in 2010. The increase was primarily due to an increase in accounts payable and other accrued liabilities changes, a decrease in assets and liabilities in 2009 compared to 2010, and the results at the Centers as discussed above.

Investing Activities:

        Cash used in investing activities increased from $2.2 million in 2009 to $51.6 million in 2010. The increase was primarily due to a decrease in distributions from unconsolidated joint ventures of $39.3 million and an increase in capital expenditures of $11.2 million.

        The decrease in distributions from unconsolidated joint ventures is primarily due to the receipt of the Company's pro rata share of proceeds from the refinancing of the mortgage loan on a property in the Pacific Premier Retail Trust joint venture portfolio.

Financing Activities:

        Cash used in financing activities increased from $6.3 million in 2009 to $10.3 million in 2010. The increase was primarily attributed to an increase in payments on mortgages, bank and other notes payable of $86.2 million, a decrease in proceeds from the mortgages, bank and other notes payable of

$7.5 million and distributions to co-venture partner of $3.5 million in 2010. These increases are offset in part by the decrease in dividends and distributions of $62.1 million and the repurchase of the Senior Notes of $31.0 million in 2009.

Liquidity and Capital Resources

        The Company anticipates meeting its liquidity needs for its operating expenses and debt service and dividend requirements through cash generated from operations, working capital reserves and/or borrowings under its unsecured line of credit. The completion of the Company's stock offering in April 2010, which raised net proceeds of approximately $1.2 billion, provided the Company with additional liquidity.

        The following tables summarize capital expenditures incurred at the Centers:

	For the Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Consolidated Centers:
Acquisitions of property and equipment	$2,183	$3,159
Development, redevelopment and expansion of Centers	35,686	58,853
Renovations of Centers	2,193	2,510
Tenant allowances	2,024	1,566
Deferred leasing charges	8,153	6,617

	$50,239	$72,705

Joint Venture Centers (at Company's pro rata share) :
Acquisitions of property and equipment	$144	$1,176
Development, redevelopment and expansion of Centers	7,059	14,999
Renovations of Centers	1,400	787
Tenant allowances	567	844
Deferred leasing charges	1,185	876

	$10,355	$18,682

        Management expects levels to be incurred in future years for tenant allowances and deferred leasing charges to be comparable or less than 2009 and that capital for those expenditures will be available from working capital, cash flow from operations, borrowings on property specific debt or unsecured corporate borrowings. The Company expects to incur between $150 million and $200 million in the next year for development, redevelopment, expansion and renovations. Capital for these major expenditures, developments and/or redevelopments has been, and is expected to continue to be, obtained from a combination of equity or debt financings, which include borrowings under the Company's line of credit and construction loans. In addition to the Company's recent equity offering, the Company has also generated additional liquidity in the past through joint venture transactions and the sale of non-core assets, and may continue to do so in the future.

        The capital and credit markets can fluctuate, and at times, limit access to debt and equity financing for many companies. As demonstrated by the Company's recent activity, including its April 2010 equity offering, the Company was able to access capital; however, there is no assurance the Company will be able to do so in future periods or on similar terms and conditions. Many factors impact the Company's ability to access capital, such as its overall debt level, interest rates, interest coverage ratios and prevailing market conditions. In the event that the Company has significant tenant defaults as a result of the overall economy and general market conditions, the Company could have a decrease in cash flow from operations, which could create further borrowings under its line of credit. These events could result in an increase in the Company's proportion of variable-rate debt, which would cause it to be subject to interest rate fluctuations in the future.

        The Company's total outstanding loan indebtedness at March 31, 2010 was $6.8 billion (including $1.3 billion of unsecured debt and $2.2 billion of its pro rata share of joint venture debt) which included approximately $690.0 million of outstanding borrowings under the Company's line of credit that the Company paid in full with proceeds from the recent equity offering as further discussed below. The majority of the Company's debt consists of fixed-rate conventional mortgages payable collateralized by individual properties. The Company expects that all 2010 debt maturities will be refinanced, extended and/or paid off from the Company's line of credit or cash on hand.

        On March 16, 2007, the Company issued $950 million in Senior Notes that mature on March 15, 2012. The Senior Notes bear interest at 3.25%, payable semiannually, are senior to unsecured debt of the Company and are guaranteed by the Operating Partnership. The carrying value of the Senior Notes at March 31, 2010 was $616.9 million. See Note 11—Bank and Other Notes Payable in the Company's Notes to the Consolidated Financial Statements.

        The Company has a $1.5 billion revolving line of credit that bears interest at LIBOR plus a spread of 0.75% to 1.10% depending on the Company's overall leverage that was scheduled to mature on April 25, 2010. On April 25, 2010, the Company extended the maturity date to April 25, 2011. The Company has an interest rate swap agreement that effectively fixed the interest rate on $400.0 million of the outstanding balance of the line of credit at 6.08% until maturity. In addition, until April 15, 2010 the Company had another interest rate swap agreement that effectively fixed the interest rate on $290.0 million of the line of credit at 6.13% until April 15, 2010. As of March 31, 2010, borrowings outstanding were $690.0 million at an average interest rate of 6.26%. As of April 20, 2010, the Company has access to the entire balance of its $1.5 billion line of credit.

        On April 20, 2010, the Company completed an offering of 30,000,000 newly issued shares of its common stock and on April 23, 2010 issued an additional 1,000,000 newly issued shares of common stock in connection with the underwriters' exercise of its over-allotment option. The net proceeds of the offering, after giving effect to the issuance and sale of all 31,000,000 shares of common stock at an initial price to the public of $41.00 per share, were approximately $1.2 billion after deducting underwriting discounts, commissions and other transaction costs. The Company used the net proceeds of the offering to pay down its line of credit in full and plans to use the remaining cash for debt repayments or general corporate purposes.

        At March 31, 2010, the Company was in compliance with all applicable loan covenants under its debt agreements.

        At March 31, 2010, the Company had cash and cash equivalents available of $96.2 million.

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

        The following reflects the maximum amount of debt principal that could recourse to the Company at March 31, 2010 (in thousands):

Property	Recourse Debt	Maturity Date
Boulevard Shops	$4,280	12/17/2010
Chandler Village Center	4,375	1/15/2011
The Market at Estrella Falls	8,795	6/1/2011

	$17,450

        Additionally, as of March 31, 2010, the Company is contingently liable for $26.4 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

Long-term Contractual Obligations:

        The following is a schedule of long-term contractual obligations as of March 31, 2010 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)	$4,807,537	$1,515,944	$2,365,461	$172,415	$753,717
Operating lease obligations(1)	827,570	11,036	22,855	24,048	769,631
Purchase obligations(1)	37,070	37,070	—	—	—
Other long-term liabilities(2)	261,976	204,301	3,818	4,126	49,731

	$5,934,153	$1,768,351	$2,392,134	$200,589	$1,573,079

(1)
See Note 16—Commitments and Contingencies of the Company's Consolidated Financial Statements.

(2)
Amount includes $2,574 of unrecognized tax benefits. See Note 19—Income Taxes of the Company's Consolidated Financial Statements.

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

        The reconciliation of FFO and FFO-diluted to net income available to common stockholders is provided below.

        The following reconciles net income available to common stockholders to FFO and FFO-diluted (dollars and shares in thousands):

	For the Three Months Ended March 31,
	2010	2009
Net (loss) income—available to common stockholders	$(6,357)	$14,016
Adjustments to reconcile net (loss) income to FFO—basic:
Noncontrolling interest in the Operating Partnership	(798)	2,124
(Gain) on sale or write-down of consolidated assets(1)	—	(756)
Add: loss on undepreciated assets—consolidated assets(1)	—	1,354
Less: write-down of consolidated assets(1)	—	(582)
Loss (gain) on sale of assets from unconsolidated joint ventures(2)	62	(8)
Add: loss on sale of undepreciated assets from unconsolidated joint ventures(2)	(31)	—
Less write down of assets of unconsolidated joint ventures(2)	(32)	—
Depreciation and amortization on consolidated assets	59,215	64,911
Less : depreciation and amortization attributable to noncontrolling interests on consolidated joint ventures	(5,093)	(1,067)
Depreciation and amortization on unconsolidated joint ventures(2)	27,455	26,501
Less: depreciation on personal property	(2,824)	(3,654)

FFO—basic	71,597	102,839
Additional adjustments to arrive at FFO—diluted:
	—	—

FFO—diluted	$71,597	$102,839

Weighted average number of FFO shares outstanding for:
FFO—basic(3)	109,118	88,551
Adjustments for the impact of dilutive securities in computing FFO-diluted:
	—	—

FFO—diluted(4)	109,118	88,551

(1)
The net total of these line items equal the loss (gain) on sales of depreciated assets. These line items are included in this reconciliation to provide the Company's investors with more detailed information and do not represent a departure from FFO as defined by NAREIT.

(2)
Unconsolidated assets are presented at the Company's pro rata share.

(3)
Calculated based upon basic net income as adjusted to reach basic FFO. As of March 31, 2010 and 2009, 12.2 million and 11.7 million OP Units were outstanding, respectively.

(4)
The computation of FFO—diluted shares outstanding includes the effect of share and unit-based compensation plans and the Senior Notes using the treasury stock method. It also assumes the conversion of MACWH, LP common and preferred units to the extent that they are dilutive to the FFO computation. The MACWH, LP preferred units were antidilutive to the calculations for the three months ended March 31, 2010 and 2009 and were not included in the above calculations.

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

        The following table sets forth information as of March 31, 2010 concerning the Company's long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV") (dollars in thousands):

	For the years ended March 31,
	2011	2012	2013	2014	2015	Thereafter	Total	FV
CONSOLIDATED CENTERS:
Long term debt:
Fixed rate(1)	$1,162,154	$588,816	$1,042,022	$69,361	$94,037	$707,500	$3,663,890	$3,335,584
Average interest rate	6.20%	6.12%	5.47%	5.87%	5.26%	6.53%	6.07%
Floating rate	273,070	510,173	109,676	—	—	—	892,919	869,322
Average interest rate	3.18%	2.86%	6.47%				3.50%

Total debt—Consolidated Centers	$1,435,224	$1,098,989	$1,151,698	$69,361	$94,037	$707,500	$4,556,809	$4,204,906

UNCONSOLIDATED JOINT VENTURE CENTERS:
Long term debt (at Company's pro rata share):
Fixed rate	$108,702	$43,607	$374,496	$475,562	$64,119	$868,113	$1,934,599	$1,888,718
Average interest rate	6.31%	6.27%	6.99%	5.36%	7.72%	6.09%	6.16%
Floating rate	99,709	192,640	—	—	—	—	292,349	290,431
Average interest rate	1.10%	3.64%					2.77%

Total debt—Unconsolidated Joint Venture Centers	$208,411	$236,247	$374,496	$475,562	$64,119	$868,113	$2,226,948	$2,179,149

(1)
Fixed rate debt includes the $690.0 million of the line of credit and $160.0 million of floating rate mortgages payable. These amounts have effective fixed rates over the remaining term due to the swap agreements as discussed below.

        The consolidated Centers' total fixed rate debt at March 31, 2010 and December 31, 2009 was $3.7 billion. The average interest rate on fixed rate debt at March 31, 2010 and December 31, 2009 was 6.07% and 6.27%, respectively. The consolidated Centers' total floating rate debt at March 31, 2010 and December 31, 2009 was $892.9 million and $840.5 million, respectively. The average interest rate on floating rate debt at March 31, 2010 and December 31, 2009 was 3.50% and 2.96%, respectively.

        The Company's pro rata share of the Joint Venture Centers' fixed rate debt at March 31, 2010 and December 31, 2009 was $1.9 billion and $2.0 billion, respectively. The average interest rate on fixed rate debt at March 31, 2010 and December 31, 2009 was 6.16% and 6.18%, respectively. The Company's pro rata share of the Joint Venture Centers' floating rate debt at March 31, 2010 and December 31, 2009 was $292.3 million and $271.1 million, respectively. The average interest rate on the floating rate debt at March 31, 2010 and December 31, 2009 was 2.77% and 2.10%, respectively.

        The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value (See Note 5—Derivative Instruments and Hedging Activities in the Company's Notes to the Consolidated Financial Statements).

        The following are outstanding derivatives at March 31, 2010 (amounts in thousands):

Property/Entity	Notional Amount	Product	Rate	Maturity	Company's Ownership	Fair Value(1)
Camelback Colonnade	$41,500	Cap	8.54%	11/15/2010	75%	$—
Desert Sky Mall	51,500	Cap	7.65%	3/15/2011	50%	—
La Cumbre	30,000	Cap	3.00%	6/9/2011	100%	3
Los Cerritos	200,000	Cap	8.55%	7/1/2010	51%	—
Paradise Valley Mall	85,000	Cap	5.00%	9/12/2011	100%	5
Superstition Springs Center	67,500	Cap	8.63%	9/9/10	33.3%	—
The Oaks	150,000	Cap	6.25%	7/1/2010	100%	—
The Oaks	60,000	Swap	4.80%	4/15/2010	100%	(106)
The Operating Partnership	290,000	Swap	4.80%	4/15/2010	100%	(512)
The Operating Partnership	400,000	Swap	5.08%	4/25/2011	100%	(19,380)
Victor Valley Mall	100,000	Swap	4.80%	4/15/2010	100%	(177)
Westside Pavilion	175,000	Cap	5.50%	6/1/2010	100%	—

(1)
Fair value at the Company's ownership percentage.

        Interest rate cap agreements ("Cap") offer protection against floating rates on the notional amount from exceeding the rates noted in the above schedule, and interest rate swap agreements ("Swap") effectively replace a floating rate on the notional amount with a fixed rate as noted above.

        In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $11.9 million per year based on $1.2 billion outstanding of floating rate debt at March 31, 2010.

        The fair value of the Company's long-term debt is estimated based on discounted cash flows at interest rates that management believes reflect the risks associated with long-term debt of similar risk and duration.

Item 4.    Controls and Procedures

        As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of March 31, 2010, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.    Risk Factors

        There have been no material changes to the risk factors relating to the Company set forth under the caption "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

  Not Applicable

Item 3.    Defaults Upon Senior Securities

  Not Applicable

Item 4.    Removed and Reserved

Item 5.    Other Information

  Not Applicable

Item 6.    Exhibits

3.1*	Articles of Amendment and Restatement of the Company
3.1.1**	Articles Supplementary of the Company
3.1.2***	Articles Supplementary of the Company (with respect to the first paragraph)
3.1.3****	Articles Supplementary of the Company (Series D Preferred Stock)
3.1.4#	Articles Supplementary of the Company
3.1.5#**	Articles of Amendment of the Company (declassification of the Board)
3.1.6##	Articles Supplementary of the Company
3.1.7#***	Articles of Amendment of the Company (increased authorized shares)
3.2##	Amended and Restated Bylaws of the Company (February 5, 2009)
4.1###	Form of Common Stock Certificate
4.2####	Form of Preferred Stock Certificate (Series D Preferred Stock)
4.3#*	Indenture, dated as of March 16, 2007, among the Company, the Operating Partnership and Deutsche Bank Trust Company Americas (includes form of the Notes and Guarantee)
4.4##*	Form of Warrant to Purchase Common Stock, dated as of September 3, 2009, among the Company and certain beneficial owners of GI Partners
4.5	List of Omitted Warrants to Purchase Common Stock (GI Partners)
4.6##**	Warrant to Purchase Common Stock, dated as of September 30, 2009, between the Company and Heitman M-rich Investors LLC
10.1
Separation Agreement and Release of Claims between the Company and Tony Grossi dated March 26, 2010 (Includes Consulting Agreement between the Company and Mr. Grossi which will become effective on or about March 15, 2010)(1)
10.2	Notice of Extension to the $1,500,000,000 Second Amended and Restated Revolving Loan Facility Credit Agreement, effective April 25, 2010
10.3	Form of 2010 LTIP Unit Award Agreement under 2003 Equity Incentive Plan (Performance-Based)(1)
31.1	Section 302 Certification of Arthur Coppola, Chief Executive Officer
31.2	Section 302 Certification of Thomas O'Hern, Chief Financial Officer
32.1	Section 906 Certification of Arthur Coppola, Chief Executive Officer, and Thomas O'Hern, Chief Financial Officer

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

##*
Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.

##**
Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

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

Date: May 7, 2010