Form 10-Q
period 2010-06-30
MACERICH CO
filed 2010-08-09
CIK 912242

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

YES ☐        NO ☒

        Number of shares outstanding as of August 6, 2010 of the registrant's common stock, par value $0.01 per share: 130,103,762 shares

THE MACERICH COMPANY

FORM 10-Q

INDEX

THE MACERICH COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS:
Property, net	$5,655,410	$5,657,939
Cash and cash equivalents	596,718	93,255
Restricted cash	42,473	41,619
Marketable securities	26,459	26,970
Tenant and other receivables, net	84,344	101,220
Deferred charges and other assets, net	297,389	276,922
Loans to unconsolidated joint ventures	5,492	2,316
Due from affiliates	5,608	6,034
Investments in unconsolidated joint ventures	1,024,413	1,046,196

Total assets	$7,738,306	$7,252,471

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY:
Mortgage notes payable:
Related parties	$194,782	$196,827
Others	3,076,321	3,039,209

Total	3,271,103	3,236,036
Bank and other notes payable	627,667	1,295,598
Accounts payable and accrued expenses	58,956	70,275
Other accrued liabilities	254,353	266,197
Investments in unconsolidated joint ventures	69,065	67,052
Co-venture obligation	164,440	168,049
Preferred dividends payable	207	207

Total liabilities	4,445,791	5,103,414

Redeemable noncontrolling interests	20,591	20,591

Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 130,204,445 and 96,667,689 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	1,302	967
Additional paid-in capital	3,439,758	2,227,931
Accumulated deficit	(465,143)	(345,930)
Accumulated other comprehensive loss	(12,209)	(25,397)

Total stockholders' equity	2,963,708	1,857,571
Noncontrolling interests	308,216	270,895

Total equity	3,271,924	2,128,466

Total liabilities, redeemable noncontrolling interests and equity	$7,738,306	$7,252,471

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Minimum rents	$102,510	$120,569	$204,490	$243,778
Percentage rents	3,108	2,669	6,095	5,470
Tenant recoveries	57,259	61,765	118,268	125,911
Management Companies	12,117	9,345	22,339	17,885
Other	6,887	7,827	12,804	14,854

Total revenues	181,881	202,175	363,996	407,898

Expenses:
Shopping center and operating expenses	56,710	65,912	117,530	135,336
Management Companies' operating expenses	24,466	18,872	46,653	42,302
REIT general and administrative expenses	3,642	4,648	11,160	9,906
Depreciation and amortization	59,913	62,302	119,128	125,777

	144,731	151,734	294,471	313,321

Interest expense:
Related parties	3,103	6,254	6,205	12,044
Other	49,135	65,660	101,444	129,812

	52,238	71,914	107,649	141,856
Loss (gain) on early extinguishment of debt	489	(7,127)	489	(29,601)

Total expenses	197,458	216,521	402,609	425,576
Equity in income of unconsolidated joint ventures	15,762	14,556	32,221	30,482
Co-venture expense	(1,993)	—	(3,377)	—
Income tax benefit	1,375	380	2,590	1,181
Gain on sale or write down of assets	582	1,390	582	2,163

Income (loss) from continuing operations	149	1,980	(6,597)	16,148

Discontinued operations:
Loss on sale or write down of assets	(72)	(26,995)	(71)	(27,012)
(Loss) income from discontinued operations	(22)	649	(138)	2,915

Total loss from discontinued operations	(94)	(26,346)	(209)	(24,097)

Net income (loss)	55	(24,366)	(6,806)	(7,949)
Less net income (loss) attributable to noncontrolling interests	495	(2,630)	(9)	(229)

Net loss attributable to the Company	$(440)	$(21,736)	$(6,797)	$(7,720)

Earnings per common share attributable to Company—basic:
(Loss) income from continuing operations	$(0.01)	$0.01	$(0.08)	$0.15
Discontinued operations	—	(0.30)	—	(0.27)

Net loss available to common stockholders	$(0.01)	$(0.29)	$(0.08)	$(0.12)

Earnings per common share attributable to Company—diluted:
(Loss) income from continuing operations	$(0.01)	$0.01	$(0.08)	$0.15
Discontinued operations	—	(0.30)	—	(0.27)

Net loss available to common stockholders	$(0.01)	$(0.29)	$(0.08)	$(0.12)

Weighted average number of common shares outstanding:
Basic	123,446,000	77,270,000	110,271,000	77,082,000

Diluted	123,446,000	77,270,000	110,271,000	77,082,000

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENT OF EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS

(Dollars in thousands, except per share data)

(Unaudited)

	Stockholders' Equity
	Common Stock
					Accumulated Other Comprehensive Loss
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit		Total Stockholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance January 1, 2010	96,667,689	$967	$2,227,931	$(345,930)	$(25,397)	$1,857,571	$270,895	$2,128,466	$20,591

Comprehensive income:
Net loss	—	—	—	(6,797)	—	(6,797)	(266)	(7,063)	257
Interest rate swap/cap agreements	—	—	—	—	13,188	13,188	—	13,188	—

Total comprehensive income	—	—	—	(6,797)	13,188	6,391	(266)	6,125	257
Amortization of share and unit-based plans	616,076	6	14,271	—	—	14,277	—	14,277	—
Exercise of stock warrants	—	—	(17,639)	—	—	(17,639)	—	(17,639)	—
Employee stock purchases	15,710	—	376	—	—	376	—	376	—
Distributions paid ($1.10) per share	—	—	—	(112,416)	—	(112,416)	—	(112,416)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(13,893)	(13,893)	(257)
Stock dividend	1,449,542	14	43,072	—	—	43,086	—	43,086	—
Stock offering	31,000,000	310	1,220,570	—	—	1,220,880	—	1,220,880	—
Contributions from noncontrolling interests	—	—	—	—	—	—	2,395	2,395	—
Other	—	—	567	—	—	567	—	567	—
Conversion of noncontrolling interests to common shares	455,428	5	4,326	—	—	4,331	(4,331)	—	—
Redemption of noncontrolling interests	—	—	(126)	—	—	(126)	(174)	(300)	—
Adjustment of noncontrolling interest in Operating Partnership	—	—	(53,590)	—	—	(53,590)	53,590	—	—

Balance June 30, 2010	130,204,445	$1,302	$3,439,758	$(465,143)	$(12,209)	$2,963,708	$308,216	$3,271,924	$20,591

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(6,806)	$(7,949)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss (gain) on early extinguishment of debt	489	(29,601)
Gain on sale or write down of assets	(582)	(2,163)
Loss on sale or write down of assets of discontinued operations	71	27,012
Depreciation and amortization	125,268	134,561
Amortization of net discount on mortgages, bank and other notes payable	792	301
Amortization of share and unit-based plans	6,966	5,036
Equity in income of unconsolidated joint ventures	(32,221)	(30,482)
Co-venture expense	3,377	—
Distributions of income from unconsolidated joint ventures	4,519	5,698
Changes in assets and liabilities, net of acquisitions and dispositions:
Tenant and other receivables, net	25,034	17,163
Other assets	(14,208)	9,503
Due from affiliates	426	1,309
Accounts payable and accrued expenses	(19,788)	(55,080)
Other accrued liabilities	(20,551)	(9,521)

Net cash provided by operating activities	72,786	65,787

Cash flows from investing activities:
Acquisitions of property, development, redevelopment and property improvements	(66,377)	(97,336)
Proceeds from note receivable	11,763	—
Maturities of marketable securities	654	638
Deferred leasing costs	(18,205)	(17,287)
Distributions from unconsolidated joint ventures	60,549	96,758
Contributions to unconsolidated joint ventures	(8,123)	(19,391)
Loans to unconsolidated joint ventures	(3,176)	294
Proceeds from sale of assets	—	8,394
Restricted cash	(854)	(8,263)

Net cash used in investing activities	(23,769)	(36,193)

Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	350,140	242,917
Payments on mortgages, bank and other notes payable	(985,993)	(146,661)
Repurchase of convertible senior notes	(18,191)	(50,704)
Deferred financing costs	(6,260)	(3,172)
Proceeds from share and unit-based plans	376	368
Net proceeds from common stock offering	1,220,880	—
Redemption of stock warrants	(17,639)	—
Dividends and distributions	(81,881)	(80,982)
Distributions to co-venture partner	(6,986)	—

Net cash provided by (used in) financing activities	454,446	(38,234)

Net increase (decrease) in cash	503,463	(8,640)
Cash and cash equivalents, beginning of period	93,255	66,529

Cash and cash equivalents, end of period	$596,718	$57,889

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2010	2009
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$106,284	$137,150

Non-cash transactions:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$32,047	$47,750

Accrued preferred dividend payable	$207	$207

Stock dividend	$43,087	$38,564

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

        The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of June 30, 2010, the Company was the sole general partner of and held a 92% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended.

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

        The accompanying consolidated financial statements include the accounts of the Company and the Operating Partnership. Investments in entities in which the Company retains a controlling financial interest or entities that meet the definition of a variable interest entity in which the Company has, as a result of ownership, contractual or other financial interests, both the power to direct activities that most significantly impact the economic performance of the variable interest entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity are consolidated; otherwise they are accounted for under the equity method of accounting and are reflected as "Investments in unconsolidated joint ventures." All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

  Deferred Charges:

        Costs relating to obtaining tenant leases are deferred and amortized over the initial term of the agreement using the straight-line method. As these deferred leasing costs represent productive assets incurred in connection with the Company's provision of leasing arrangements at the Centers, the related cash flows are classified as investing activities within the accompanying Consolidated Statements of Cash Flows. Costs relating to financing of shopping center properties are deferred and amortized over the life of the related loan using the straight-line method, which approximates the effective interest method. In-place lease values are amortized over the remaining lease term plus an estimate of renewal. Leasing commissions and legal costs are amortized on a straight-line basis over the individual lease years.

        The range of the terms of the agreements is as follows:

Deferred lease costs	1-15 years
Deferred financing costs	1-15 years
In-place lease values	Remaining lease term plus an estimate for renewal
Leasing commissions and legal costs	5-10 years

Tenant and Other Receivables, net:

        Included in tenant and other receivables, net, is an allowance for doubtful accounts of $5,717 and $5,943 at June 30, 2010 and December 31, 2009, respectively.

        Included in tenant and other receivables, net, are the following notes receivable:

        On March 31, 2006, the Company received a note receivable that is secured by a deed of trust, bears interest at 5.5% and matures on March 31, 2031. At June 30, 2010 and December 31, 2009, the note had a balance of $9,109 and $9,227, respectively.

        On January 1, 2008, in connection with the redemption of the participating preferred units, the Company received an unsecured note receivable that bore interest at 9.0% and matured on June 30,

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

2. Summary of Significant Accounting Policies: (Continued)

2010. The note was paid off in full on June 30, 2010 and had a balance at December 31, 2009 of $11,763.

        On August 16, 2009, the Company received a note receivable from J&R Holdings XV, LLC ("Pederson") that bears interest at 10% and matures August 14, 2014. Pederson is considered a related party because it has an ownership interest in Promenade at Casa Grande. The note is secured by Pederson's interest in Promenade at Casa Grande. Interest income on the note was $39 and $83 for the three and six months ended June 30, 2010, respectively. The balance on the note at June 30, 2010 and December 31, 2009 was $1,320 and $1,800, respectively.

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

        In June 2009, the FASB issued new consolidation guidance for determining whether a reporting enterprise is the primary beneficiary in a variable interest entity and therefore should consolidate the variable interest entity in its financial statements. The new consolidation guidance also requires ongoing reassessments and additional disclosures about the reporting enterprise's involvement with the variable interest entity. The Company identified two variable interest entities which meet the criteria for consolidation under the new consolidation guidance. The Company determined that it is the primary beneficiary of these variable interest entities as it has both the power to direct activities that most significantly impact the economic performance of the variable interest entities and the obligation to absorb losses or right to receive benefits that could potentially be significant to the variable interest entities. The adoption of the new consolidation guidance did not have a material impact on the Company's consolidated financial statements as the Company had consolidated these variable interest entities in its consolidated financial statements based upon the risks and rewards-based quantitative approach under the prior consolidation guidance. The aggregate total revenues of these variable interest entities included in the accompanying consolidated statements of operations was $2,673 and $6,331 for the three and six months ended June 30, 2010, respectively. The total expenses relating to the operating activities of these variable interest entities included in the accompanying consolidated statements of operations were $4,187 and $7,699 for the three and six months ended June 30, 2010, respectively. At June 30, 2010, the significant assets and liabilities of these variable interest entities consisted of property of $82,572 and mortgage notes payable of $41,913.

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

        In January 2010, the FASB issued new guidance that requires that dividends declared and payable in a combination of stock and cash be included in earnings per share prospectively and not be considered a stock dividend for purposes of computing earnings per share. This guidance is consistent with the Company's previous accounting treatment and therefore the adoption of this pronouncement on January 1, 2010 did not have a material impact on the Company's consolidated financial statements.

3. Earnings per Share ("EPS"):

        The following table reconciles the numerator and denominator used in the computation of earnings per share for the three and six months ended June 30, 2010 and 2009:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Numerator
Income (loss) from continuing operations	$149	$1,980	$(6,597)	$16,148
Loss from discontinued operations	(94)	(26,346)	(209)	(24,097)
Income (loss) attributable to noncontrolling interests	(495)	2,630	9	229

Net loss attributable to the Company	(440)	(21,736)	(6,797)	(7,720)
Allocation of earnings to participating securities	(534)	(1,019)	(1,523)	(1,231)

Numerator for basic and diluted earnings per share—net loss
available to common stockholders	$(974)	$(22,755)	$(8,320)	$(8,951)

Denominator
Denominator for basic and diluted earnings per share—weighted average number of common shares outstanding(1)	123,446	77,270	110,271	77,082

Earnings per common share—basic:
(Loss) income from continuing operations	$(0.01)	$0.01	$(0.08)	$0.15
Discontinued operations	—	(0.30)	—	(0.27)

Net loss available to common stockholders	$(0.01)	$(0.29)	$(0.08)	$(0.12)

Earnings per common share—diluted:
(Loss) income from continuing operations	$(0.01)	$0.01	$(0.08)	$0.15
Discontinued operations	—	(0.30)	—	(0.27)

Net loss available to common stockholders	$(0.01)	$(0.29)	$(0.08)	$(0.12)

(1)
The Senior Notes (See Note 11—Bank and Other Notes Payable) are excluded from diluted EPS for the three and six months ended June 30, 2010 and 2009 as their effect would be antidilutive to net loss available to common stockholders.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

3. Earnings per Share ("EPS"): (Continued)

  Diluted EPS excludes 208,640 and 193,164 of convertible non-participating preferred units for the three and six months ended June 30, 2010 and 2009, respectively, as their impact was antidilutive to net loss available to common stockholders.

  Diluted EPS excludes 1,150,172 and 1,257,384 of unexercised stock appreciation rights ("SARs") for the three and six months ended June 30, 2010 and 2009, respectively, 127,500 of unexercised stock options for the three and six months ended June 30, 2010 and 132,500 of unexercised stock options for the three and six months ended June 30, 2009 as their effect was antidilutive to net loss available to common stockholders.

  Diluted EPS excludes 935,358 of unexercised stock warrants for the three and six months ended June 30, 2010 as their effect was antidilutive to net loss available to common stockholders.

  Diluted EPS excludes 12,049,003 and 11,700,000 partnership units for the three months ended June 30, 2010 and 2009 respectively, and 12,107,671 and 11,677,000 for the six months ended June 30, 2010 and 2009, respectively, as their effect was antidilutive to net loss available to common stockholders.

4. Investments in Unconsolidated Joint Ventures:

        The Company accounts for its investments in joint ventures using the equity method of accounting unless the Company retains a controlling financial interest in the joint venture or the joint venture meets the definition of a variable interest entity in which the Company is the primary beneficiary through both its power to direct activities that most significantly impact the economic performance of the variable interest entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. Although the Company has a greater than 50% interest in Pacific Premier Retail Trust, Camelback Colonnade SPE LLC, Corte Madera Village, LLC, Queens Mall Limited Partnership and Queens Mall Expansion Limited Partnership, the Company does not have a controlling financial interest in these joint ventures as it shares management control with the partners in these joint ventures and, therefore, accounts for its investments in these joint ventures using the equity method of accounting.

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures:

	June 30, 2010	December 31, 2009
Assets(1):
Properties, net	$5,066,987	$5,294,495
Other assets	470,584	518,946

Total assets	$5,537,571	$5,813,441

Liabilities and partners' capital(1):
Mortgage notes payable(2)	$4,633,194	$4,807,262
Other liabilities	196,708	208,863
Company's capital	358,284	377,711
Outside partners' capital	349,385	419,605

Total liabilities and partners' capital	$5,537,571	$5,813,441

Investment in unconsolidated joint ventures:
Company's capital	$358,284	$377,711
Basis adjustment(3)	597,064	601,433

Investments in unconsolidated joint ventures	$955,348	$979,144

Assets—Investments in unconsolidated joint ventures	$1,024,413	$1,046,196
Liabilities—Investments in unconsolidated joint ventures(4)	(69,065)	(67,052)

	$955,348	$979,144

(1)
These amounts include the assets and liabilities of the following significant subsidiaries as of June 30, 2010 and December 31, 2009:

	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Tysons Corner LLC
As of June 30, 2010:
Total Assets	$828,628	$1,100,345	$326,119
Total Liabilities	$816,832	$1,018,275	$333,757
As of December 31, 2009:
Total Assets	$850,593	$1,122,156	$323,535
Total Liabilities	$818,912	$1,030,429	$328,780
(2)
Certain joint ventures have debt that could become recourse debt to the Company should the joint venture be unable to discharge the obligations of the related debt. As of June 30, 2010 and December 31, 2009, a total of $17,143 and $17,450, respectively, could become recourse debt to the Company.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

    Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life ("NML") of $577,572 and $581,774 as of June 30, 2010 and December 31, 2009, respectively. NML is considered a related party because it is a joint venture partner with the Company in Macerich Northwestern Associates—Broadway Plaza. Interest expense incurred on these borrowings amounted to $10,185 and $4,213 for the three months ended June 30, 2010 and 2009, respectively, and $20,429 and $7,511 for the six months ended June 30, 2010 and 2009, respectively.

(3)
This represents the difference between the cost of an investment and the book value of the underlying equity of the joint venture. The Company amortizes this difference into income on a straight-line basis, consistent with the lives of the underlying assets. The amortization of this difference was $1,368 and $1,247 for the three months ended June 30, 2010 and 2009, respectively, and $3,281 and $5,111 for the six months ended June 30, 2010 and 2009, respectively.

(4)
This represents investments in unconsolidated joint ventures with distributions in excess of the Company's investments.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Tysons Corner LLC	Other Joint Ventures	Total
Three Months Ended June 30, 2010
Revenues:
Minimum rents	$21,898	$31,905	$14,477	$86,510	$154,790
Percentage rents	472	1,066	264	1,876	3,678
Tenant recoveries	9,982	11,965	9,468	41,901	73,316
Other	851	1,361	587	6,944	9,743

Total revenues	33,203	46,297	24,796	137,231	241,527

Expenses:
Shopping center and operating expenses	10,968	13,392	7,785	54,093	86,238
Interest expense	11,588	12,973	4,131	38,595	67,287
Depreciation and amortization	7,777	9,746	4,659	30,635	52,817

Total operating expenses	30,333	36,111	16,575	123,323	206,342

Gain on sale of assets	3	—	—	608	611

Net income	$2,873	$10,186	$8,221	$14,516	$35,796

Company's equity in net income	$1,437	$5,170	$3,728	$5,427	$15,762

Three Months Ended June 30, 2009
Revenues:
Minimum rents	$22,493	$32,034	$14,504	$67,915	$136,946
Percentage rents	410	861	239	1,786	3,296
Tenant recoveries	11,849	12,199	9,539	33,514	67,101
Other	850	973	492	4,558	6,873

Total revenues	35,602	46,067	24,774	107,773	214,216

Expenses:
Shopping center and operating expenses	13,711	13,286	8,040	42,010	77,047
Interest expense	11,641	12,451	3,964	27,769	55,825
Depreciation and amortization	7,776	8,959	4,504	26,008	47,247

Total operating expenses	33,128	34,696	16,508	95,787	180,119

Gain (loss) on sale of assets	46	—	—	(59)	(13)

Net income	$2,520	$11,371	$8,266	$11,927	$34,084

Company's equity in net income	$1,260	$5,784	$4,133	$3,379	$14,556

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Tysons Corner LLC	Other Joint Ventures	Total
Six Months Ended June 30, 2010
Revenues:
Minimum rents	$44,155	$63,596	$29,074	$175,626	$312,451
Percentage rents	1,196	1,963	384	4,393	7,936
Tenant recoveries	21,622	24,412	18,974	88,487	153,495
Other	1,650	2,531	1,265	13,177	18,623

Total revenues	68,623	92,502	49,697	281,683	492,505

Expenses:
Shopping center and operating expenses	25,033	27,077	15,891	108,807	176,808
Interest expense	23,085	26,074	8,149	77,513	134,821
Depreciation and amortization	15,402	18,935	9,251	62,016	105,604

Total operating expenses	63,520	72,086	33,291	248,336	417,233

Gain (loss) on sale of assets	3	—	—	(628)	(625)
Loss on early extinguishment of debt	—	(1,352)	—	—	(1,352)

Net income	$5,106	$19,064	$16,406	$32,719	$73,295

Company's equity in net income	$2,553	$9,737	$7,820	$12,111	$32,221

Six Months Ended June 30, 2009
Revenues:
Minimum rents	$45,479	$64,801	$29,146	$137,716	$277,142
Percentage rents	1,244	1,417	382	3,268	6,311
Tenant recoveries	24,133	24,452	18,618	67,564	134,767
Other	1,686	1,970	885	9,799	14,340

Total revenues	72,542	92,640	49,031	218,347	432,560

Expenses:
Shopping center and operating expenses	27,967	26,969	15,704	83,290	153,930
Interest expense	23,157	24,679	7,962	55,737	111,535
Depreciation and amortization	15,024	17,842	8,954	52,299	94,119

Total operating expenses	66,148	69,490	32,620	191,326	359,584

Gain on sale of assets	44	—	—	117	161

Net income	$6,438	$23,150	$16,411	$27,138	$73,137

Company's equity in net income	$3,219	$11,774	$8,206	$7,283	$30,482

        Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

5. Derivative Instruments and Hedging Activities:

        The Company recognizes all derivatives in the consolidated financial statements and measures the derivatives at fair value. The Company uses interest rate swap and cap agreements (collectively, "interest rate agreements") in the normal course of business to manage or reduce its exposure to adverse fluctuations in interest rates. The Company designs its hedges to be effective in reducing the risk exposure that they are designated to hedge. Any instrument that meets the cash flow hedging criteria is formally designated as a cash flow hedge at the inception of the derivative contract. On an ongoing quarterly basis, the Company adjusts its balance sheet to reflect the current fair value of its derivatives. To the extent they are effective, changes in fair value of derivatives are recorded in comprehensive income. Ineffective portions, if any, are included in net income (loss). No ineffectiveness was recorded in net loss during the three or six months ended June 30, 2010 or 2009. If any derivative instrument used for risk management does not meet the hedging criteria, it is marked-to-market each period in the consolidated statements of operations. As of June 30, 2010, all of the Company's derivative instruments were designated as cash flow hedges. As of June 30, 2010, the Company's derivative instruments did not contain any credit risk related contingent features or collateral arrangements.

        Amounts paid (received) as a result of interest rate agreements are recorded as an addition (reduction) to (of) interest expense. The Company recorded other comprehensive income (loss) related to the marking-to-market of interest rate agreements of $5,209 and ($15,501) for the three months ended June 30, 2010 and 2009, respectively, and $13,188 and $17,489 for the six months ended June 30, 2010 and 2009, respectively. The amount expected to be reclassified to interest expense in the next 12 months is immaterial.

        The following derivatives were outstanding at June 30, 2010:

Property/Entity(1)	Notional Amount	Product	Rate	Maturity	Fair Value
La Cumbre Plaza	30,000	Cap	3.00%	6/9/2011	$1
Panorama Mall	50,000	Swap	5.08%	4/25/2011	(1,871)
Paradise Valley Mall	85,000	Cap	5.00%	9/12/2011	1
The Oaks	150,000	Cap	6.25%	7/1/2011	—
The Oaks	75,000	Swap	5.08%	4/25/2011	(2,806)
Victor Valley Mall	100,000	Swap	5.08%	4/25/2011	(3,742)
Westside Pavilion	175,000	Cap	5.50%	6/5/2011	—
Westside Pavilion	175,000	Swap	5.08%	4/25/2011	(6,548)

(1)
See additional disclosure in Note 10—Mortgage Notes Payable.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

5. Derivative Instruments and Hedging Activities: (Continued)

	Asset Derivatives			Liability Derivatives
		June 30, 2010	December 31, 2009		June 30, 2010	December 31, 2009
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Interest rate cap agreements	Other assets	$2	$80	Other liabilities	$—	$—
Interest rate swap agreements	Other assets	—	—	Other liabilities	14,967	28,206

Total derivatives designated as hedging instruments		2	80		14,967	28,206

Derivatives not designated as hedging instruments
Interest rate cap agreements	Other assets	—	—	Other liabilities	—	—
Interest rate swap agreements	Other assets	—	—	Other liabilities	—	—

Total derivatives not designated as hedging instruments		—	—		—	—

Total derivatives		$2	$80		$14,967	$28,206

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

        Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2010 and December 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

6. Fair Value: (Continued)

        The following table presents the Company's derivative instruments measured at fair value as of June 30, 2010:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Derivative instruments	$—	2	$—	$2
Liabilities
Derivative instruments	—	14,967	—	14,967

7. Property:

        Property consists of the following:

	June 30, 2010	December 31, 2009
Land	$1,145,396	$1,052,761
Building improvements	4,635,736	4,614,706
Tenant improvements	347,710	338,259
Equipment and furnishings	112,716	108,199
Construction in progress	547,927	583,334

	6,789,485	6,697,259
Less accumulated depreciation	(1,134,075)	(1,039,320)

	$5,655,410	$5,657,939

        Depreciation expense was $50,375 and $52,338 for the three months ended June 30, 2010 and 2009, respectively, and $99,964 and $103,911 for the six months ended June 30, 2010 and 2009, respectively.

        The Company recognized a gain on the sale of land of $1,453 and $2,807 for the three and six months ended June 30, 2009. In addition, the Company recorded a gain (loss) on the sale or write down of non-land assets of $582 and ($63) for the three months ended June 30, 2010 and 2009, respectively, and $582 and ($644) for the six months ended June 30, 2010 and 2009, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

8. Marketable Securities:

        Marketable Securities consist of the following:

	June 30, 2010	December 31, 2009
Government debt securities, at par value	$27,171	$27,825
Less discount	(712)	(855)

	26,459	26,970
Unrealized gain	2,993	2,637

Fair value	$29,452	$29,607

        Future contractual maturities of marketable securities are as follows:

1 year or less	$1,334
2 to 5 years	25,837

$27,171

        The proceeds from maturities and interest receipts from the marketable securities are restricted to the service of the Greeley Note (See Note 11—Bank and Other Notes Payable).

9. Deferred Charges And Other Assets, net:

        Deferred charges and other assets, net consist of the following:

	June 30, 2010	December 31, 2009
Leasing	$166,866	$149,155
Financing	54,610	48,287
Intangible assets:
In-place lease values	102,372	109,705
Leasing commissions and legal costs	29,724	30,925

	353,572	338,072
Less accumulated amortization(1)	(152,978)	(144,002)

	200,594	194,070
Other assets	96,795	82,852

	$297,389	$276,922

(1)
Accumulated amortization includes $57,432 and $58,188 relating to intangible assets at June 30, 2010 and December 31, 2009, respectively. Amortization expense for intangible assets was $3,646 and $4,815 for the three months ended June 30, 2010 and 2009, respectively, and $7,779 and $11,645 for the six months ended June 30, 2010 and 2009, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

9. Deferred Charges And Other Assets, net: (Continued)

        The allocated values of above-market leases included in deferred charges and other assets, net, and below-market leases included in other accrued liabilities, consist of the following:

	June 30, 2010	December 31, 2009
Above-Market Leases
Original allocated value	$51,867	$50,573
Less accumulated amortization	(36,666)	(33,632)

	$15,201	$16,941

Below-Market Leases
Original allocated value	$123,498	$120,227
Less accumulated amortization	(80,477)	(71,416)

	$43,021	$48,811

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

10. Mortgage Notes Payable:

        Mortgage notes payable at June 30, 2010 and December 31, 2009 consist of the following:

	Carrying Amount of Mortgage Notes(1)
	June 30, 2010		December 31, 2009
Property Pledged as Collateral	Other	Related Party	Other	Related Party	Interest Rate(2)	Monthly Payment Term(3)	Maturity Date
Capitola Mall	$—	$34,519	$—	$35,550	7.13%	$380	2011
Carmel Plaza(4)	—	—	24,309	—	—	—	—
Chandler Fashion Center(5)	161,220	—	163,028	—	5.50%	435	2012
Chesterfield Towne Center(6)	51,438	—	52,369	—	9.07%	548	2024
Danbury Fair Mall	159,650	—	163,111	—	4.64%	1,225	2011
Deptford Mall	172,500	—	172,500	—	5.41%	778	2013
Deptford Mall	15,350	—	15,451	—	6.46%	101	2016
Fiesta Mall	84,000	—	84,000	—	4.98%	348	2015
Flagstaff Mall	37,000	—	37,000	—	5.03%	155	2015
Freehold Raceway Mall(5)	162,366	—	165,546	—	4.68%	1,184	2011
Fresno Fashion Fair	83,295	83,294	83,781	83,780	6.76%	1,104	2015
Great Northern Mall	38,468	—	38,854	—	5.19%	234	2013
Hilton Village	8,573	—	8,564	—	5.27%	37	2012
La Cumbre Plaza(7)	28,447	—	30,000	—	2.53%	28	2010
Northgate, The Mall at(8)	33,141	—	8,844	—	7.00%	44	2013
Northridge Mall(9)	—	—	71,486	—	—	—	—
Oaks, The(10)	165,000	—	165,000	—	2.40%	330	2011
Oaks, The(11)	92,224	—	92,224	—	6.37%	179	2011
Pacific View	84,962	—	85,797	—	7.20%	602	2011
Panorama Mall(12)	50,000	—	50,000	—	6.14%	256	2011
Paradise Valley Mall(13)	85,000	—	85,000	—	6.30%	446	2012
Prescott Gateway	60,000	—	60,000	—	5.86%	293	2011
Promenade at Casa Grande(14)	86,617	—	86,617	—	1.80%	119	2010
Rimrock Mall	41,047	—	41,430	—	7.57%	320	2011
Salisbury, Center at	115,000	—	115,000	—	5.83%	559	2016
Santa Monica Place	75,990	—	76,652	—	7.79%	606	2010
SanTan Village Regional Center(15)	137,863	—	136,142	—	3.08%	354	2011
Shoppingtown Mall	40,535	—	41,381	—	5.01%	319	2011
South Plains Mall(16)	104,767	—	53,936	—	6.52%	569	2015
South Towne Center	88,299	—	88,854	—	6.39%	554	2015
Towne Mall	13,611	—	13,869	—	4.99%	100	2012
Tucson La Encantada	—	76,969	—	77,497	5.84%	362	2012
Twenty Ninth Street(17)	107,024	—	106,703	—	5.45%	467	2011
Valley River Center	120,000	—	120,000	—	5.59%	559	2016
Valley View Center(18)	125,000	—	125,000	—	5.81%	605	2011
Victor Valley, Mall of(19)	100,000	—	100,000	—	6.94%	578	2011
Vintage Faire Mall(20)	135,000	—	62,186	—	3.64%	410	2015
Westside Pavilion(21)	175,000	—	175,000	—	8.08%	1,178	2011
Wilton Mall (22)	37,934	—	39,575	—	11.08%	349	2029

	$3,076,321	$194,782	$3,039,209	$196,827

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

10. Mortgage Notes Payable: (Continued)

  Debt premiums (discounts) as of June 30, 2010 and December 31, 2009 consist of the following:

Property Pledged as Collateral	June 30, 2010	December 31, 2009
Danbury Fair Mall	$2,841	$4,938
Deptford Mall	(33)	(36)
Freehold Raceway Mall	3,790	5,507
Great Northern Mall	(96)	(110)
Hilton Village	(27)	(36)
Shoppingtown Mall	1,028	1,565
Towne Mall	230	277

	$7,733	$12,105

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

(6)
In addition to monthly principal and interest payments, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property's gross receipts exceeds a base amount. The Company recognized contingent interest expense of $0 and ($403) for the three months ended June 30, 2010 and 2009, respectively, and $0 and ($331) for the six months ended June 30, 2010 and 2009, respectively.

(7)
The loan bears interest at LIBOR plus 0.88% and matures on December 9, 2010 with extension options to June 9, 2012, subject to certain conditions. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 3.0% over the loan term. See Note 5—Derivative Instruments and Hedging Activities. The total interest rate was 2.53% and 2.11% at June 30, 2010 and December 31, 2009, respectively.

(8)
The construction loan allows for total borrowings of up to $60,000, bears interest at LIBOR plus 4.50% with a total interest rate floor of 6.0% and matures on January 1, 2013, with two one-year extension options. The loan also includes options for additional borrowings of up to $20,000 depending on certain conditions. The total interest rate was 7.00% at June 30, 2010 and December 31, 2009.

(9)
On February 12, 2010, the loan was paid off in full.

(10)
The loan bears interest at LIBOR plus 1.75% and matures on July 10, 2011 with two one-year extension options. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 6.25% over the loan term. See Note 5—Derivative Instruments and Hedging Activities. At June 30, 2010 and December 31, 2009, the total interest rate was 2.40% and 2.28%, respectively.

(11)
The construction loan allows for total borrowings of up to $135,000, bears interest at LIBOR plus a spread of 1.75% to 2.10%, depending on certain conditions and matures on July 10, 2011, with two one-year extension options. The Company placed an interest rate swap on the loan that effectively converts $75,000 of the loan amount from floating rate debt to fixed rate debt of 7.18% until April 25, 2011. See Note 5—Derivative Instruments and Hedging Activities. At June 30, 2010 and December 31, 2009, the total interest rate was 6.37% and 6.75%, respectively.

(12)
The loan bore interest at LIBOR plus 0.85%. The Company placed an interest rate swap on the loan that effectively converted the loan amount from floating rate debt to fixed rate debt of 6.14% until the loan was paid off in full on July 2, 2010. At June 30, 2010 and December 31, 2009, the total interest rate was 6.14% and 1.31%, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

10. Mortgage Notes Payable: (Continued)

(13)
The loan bears interest at LIBOR plus 4.0% with a total interest rate floor of 5.50% and matures on August 31, 2012 with two one-year extension options. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 5.0% over the loan term. See Note 5—Derivative Instruments and Hedging Activities. At June 30, 2010 and December 31, 2009, the total interest rate was 6.30%.

(14)
The loan bears interest at LIBOR plus a spread of 1.20% to 1.40%, depending on certain conditions. The loan matures on August 16, 2010, with a one-year extension option, subject to the provisions of the loan agreement. At June 30, 2010 and December 31, 2009, the total interest rate was 1.80% and 1.70%, respectively.

(15)
The construction loan allows for total borrowings of up to $145,000 and bears interest at LIBOR plus a spread of 2.10% to 2.25%, depending on certain conditions. The loan matures on June 13, 2011, with two one-year extension options. At June 30, 2010 and December 31, 2009, the total interest rate was 3.08% and 2.93%, respectively.

(16)
On March 31, 2010, the Company replaced the existing loan on the property with a new $105,000 fixed rate loan that bears interest at 6.52% and matures on April 11, 2015.

(17)
The loan bears interest at LIBOR plus 3.40% and matures on March 25, 2011, with a one-year extension option. At June 30, 2010 and December 31, 2009, the total interest rate was 5.45%.

(18)
On July 15, 2010, a court appointed receiver took possession of Valley View Center. See Note 20—Subsequent Events.

(19)
The loan bears interest at LIBOR plus 1.60% and matures on May 6, 2011, with two one-year extension options. The Company placed an interest rate swap on the loan that effectively converts the loan from floating rate debt to fixed rate debt of 6.94% until April 25, 2011. See Note 5—Derivative Instruments and Hedging Activities. At June 30, 2010 and December 31, 2009, the total interest rate on the loan was 6.94% and 2.09%, respectively.

(20)
On April 27, 2010, the Company replaced the existing loan on the property with a new $135,000 loan that bears interest at LIBOR plus 3.0% and matures on April 27, 2015. At June 30, 2010, the total interest rate was 3.64%.

(21)
The loan bears interest at LIBOR plus 2.00% and matures on June 5, 2011, with two one-year extension options. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 5.50% until June 5, 2011. In addition, the Company placed an interest rate swap on the loan that effectively converts the loan from floating rate debt to fixed rate debt of 8.08% until April 25, 2011. See Note 5—Derivative Instruments and Hedging Activities. At June 30, 2010 and December 31, 2009, the total interest rate on the loan was 8.08% and 3.24%, respectively.

(22)
On August 2, 2010, the Company replaced the existing loan on the property with a new three year $40,000 loan that bears interest at LIBOR plus 0.675%.

        Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

        The Company expects all 2010 loan maturities will be refinanced, extended and/or paid-off from the Company's line of credit or with cash on hand.

        Total interest expense capitalized was $8,320 and $4,763 for the three months ended June 30, 2010 and 2009, respectively, and $16,509 and 9,823 for the six months ended June 30, 2010 and 2009, respectively.

        Related party mortgage notes payable are amounts due to affiliates of NML. See Note 17—Related-Party Transactions for interest expense associated with loans from NML.

        The fair value of mortgage notes payable at June 30, 2010 and December 31, 2009 was $3,127,529 and $2,897,332, respectively, based on current interest rates for comparable loans. The method for computing fair value was determined using a present value model and an interest rate that included a

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

10. Mortgage Notes Payable: (Continued)

credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

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

        During the three months ended June 30, 2010, the Company repurchased and retired $18,468 of the Senior Notes for $18,191 and recorded a loss on early extinguishment of debt of $489. During the three and six months ended June 30, 2009, the Company repurchased and retired $27,500 and $84,315, respectively, of the Senior Notes for $18,950 and $50,705, respectively, and recorded a gain on extinguishment of $7,127 and $29,601, respectively. The repurchases were funded by borrowings under the Company's line of credit or from cash proceeds from the common stock offering.

        The carrying value of the Senior Notes at June 30, 2010 and December 31, 2009 was $601,676 and $614,245, respectively, which included unamortized discount of $17,956 and $23,855, respectively. The unamortized discount is amortized into interest expense over the term of the Senior Notes in a manner that approximates the effective interest method. As of June 30, 2010 and December 31, 2009, the effective interest rate was 5.41%. The fair value of the Senior Notes at June 30, 2010 and December 31, 2009 was $597,945 and $596,624, respectively, based on the quoted market price on each date.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

11. Bank and Other Notes Payable: (Continued)

        On April 20, 2010, the Company paid down in full the line of credit with the proceeds from its equity offering of common stock. See Note 14—Stockholders' Equity. As of December 31, 2009, borrowings outstanding were $655,000 at an average interest rate of 6.10%. The fair value of the Company's line of credit at December 31, 2009 was $643,662 based on a present value model using current interest rate spreads offered to the Company for comparable debt.

Greeley Note:

        On July 27, 2006, concurrent with the sale of Greeley Mall, the Company provided marketable securities to replace Greeley Mall as collateral for the mortgage note payable on the property (See Note 8—Marketable Securities). As a result of this transaction, the mortgage note payable was reclassified to bank and other notes payable. This note bears interest at an effective rate of 6.34% and matures in September 2013. At June 30, 2010 and December 31, 2009, the Greeley note had a balance outstanding of $25,991 and $26,353, respectively. The fair value of the note at June 30, 2010 and December 31, 2009 was $21,002 and $20,589, respectively, based on current interest rates for comparable loans. The method for computing fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

        As of June 30, 2010 and December 31, 2009, the Company was in compliance with all applicable loan covenants.

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

13. Noncontrolling Interests:

        The Company allocates net income of the Operating Partnership based on the weighted average ownership interest during the period. The 8% limited partnership interest of the Operating Partnership

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

13. Noncontrolling Interests: (Continued)

not owned by the Company at June 30, 2010 is reflected in these consolidated financial statements as permanent equity.

        The interests in the Operating Partnership are known as OP Units. OP Units not held by the Company are redeemable at the election of the holder, and the Company may redeem them for the Company's stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the ten trading days ending on the respective balance sheet date. Accordingly, as of June 30, 2010 and December 31, 2009, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $473,897 and $422,074, respectively.

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

        As of June 30, 2010, the outside ownership interests in the Company's joint venture in Shoppingtown Mall had a purchase option for $20,591. In addition, under certain conditions as defined by the partnership agreement, these partners have the right to "put" their partnership interests to the Company. Due to the redemption feature of the ownership interest in Shoppingtown Mall, these noncontrolling interests have been included in temporary equity. On July 23, 2010, the outside ownership interests reduced their ownership interest through redemption of their interest for $9,225.

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

Warrants:

        On September 3, 2009, the Company issued three warrants in connection with the sale of a 75% ownership interest in FlatIron Crossing. (See Note 4—Investments in Unconsolidated Joint Ventures.) The warrants provided for a purchase in the aggregate of 1,250,000 shares of the Company's common stock. The warrants were valued at $8,068 and recorded as a credit to additional paid-in capital. Each warrant had a three-year term and was immediately exercisable upon its issuance, had an exercise price of approximately $30.62 per share until September 3, 2011 and an exercise price of approximately $34.79 from September 4, 2011 until September 3, 2012, with such prices subject to anti-dilutive adjustments. In May 2010, the warrants were exercised pursuant to the holders' net issue exercise request and the Company elected to deliver a cash payment of $17,589 in exchange for the warrants.

        On September 30, 2009, the Company issued a warrant in connection with its formation of a co-venture to own and operate Freehold Raceway Mall and Chandler Fashion Center. (See

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

14. Stockholders' Equity: (Continued)

Note 12—Co-Venture Arrangement.) The warrant provides for the purchase of 935,358 shares of the Company's common stock. The warrant was valued at $6,496 and recorded as a credit to additional paid-in capital. The warrant was immediately exercisable upon its issuance and will expire 30 days after the refinancing or repayment of each loan encumbering the Centers has closed. The warrant has an exercise price of $46.68 per share, with such price subject to anti-dilutive adjustments. The warrant allows for either gross or net issue settlement at the option of the warrant holder. In the event that the warrant holder elects a net issue settlement, the Company may elect to settle the warrant in cash or shares; provided, however, that in the event the Company elects to deliver cash, the holder may elect to instead have the exercise of the warrant satisfied in shares. In addition, the Company entered into a registration rights agreement with the warrant holder whereby the Company provided certain registration rights regarding the resale of shares of common stock underlying the warrant.

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

Stock Offering:

        On April 20, 2010, the Company completed an offering of 30,000,000 newly issued shares of its common stock and on April 23, 2010 issued an additional 1,000,000 newly issued shares of common stock in connection with the underwriters' exercise of its over-allotment option. The net proceeds of the offering, after giving effect to the issuance and sale of all 31,000,000 shares of common stock at an initial price to the public of $41.00 per share, were approximately $1,220,880 after deducting underwriting discounts, commissions and other transaction costs. The Company used a portion of the net proceeds of the offering to pay down its line of credit in full and reduce certain property indebtedness. The Company plans to use the remaining cash for debt repayments or general corporate purposes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

15. Discontinued Operations: (Continued)

Other Dispositions:

        In June 2009, the Company recorded an impairment charge of $1,037, as it related to the anticipated loss on the sale of Village Center, a 170,801 square foot urban village property, in July 2009. The Company subsequently sold the property for $11,912 in total proceeds, resulting in a gain of $144 related to a change in estimate in transaction costs. The Company used the proceeds from the sale to pay down its term loan and for general corporate purposes.

        During the fourth quarter 2009, the Company sold five non-core community centers for $71,275, resulting in an aggregate loss on sale of $16,933. The Company used the proceeds from the sale to pay down the Company's line of credit and for general corporate purposes.

        The Company has classified the results of operations and loss on sale or write down of assets for the three and six months ended June 30, 2010 and 2009 for all of the above dispositions as discontinued operations.

        Revenues and (loss) income from discontinued operations consist of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Mervyn's	$—	$632	$—	$2,566
Village Center	—	470	—	930
Village Plaza	—	505	(1)	1,048
Village Crossroads	—	689	—	1,372
Village Square I	—	156	—	317
Village Square II	(1)	351	(5)	703
Village Fair North	—	937	—	1,862

	$(1)	$3,740	$(6)	$8,798

(Loss) income from discontinued operations:
Scottsdale/101	$(7)	$2	$(10)	$(8)
Mervyn's	(6)	(629)	(20)	181
Village Center	—	192	(15)	369
Village Plaza	(3)	184	(27)	415
Village Crossroads	—	339	(23)	674
Village Square I	—	73	(5)	137
Village Square II	(5)	56	(41)	264
Village Fair North	(1)	432	3	883

	$(22)	$649	$(138)	$2,915

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

16. Commitments and Contingencies:

        The Company has certain properties subject to non-cancelable operating ground leases. The leases expire at various times through 2107, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined in the lease. Ground rent expense was $1,181 and $2,052 for the three months ended June 30, 2010 and 2009, respectively, and $2,768 and $4,087 for the six months ended June 30, 2010 and 2009, respectively. No contingent rent was incurred during the three and six months ended June 30, 2010 or 2009.

        As of June 30, 2010 and December 31, 2009, the Company was contingently liable for $27,030 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company. In addition, the Company has a $20,591 letter of credit that serves as collateral for a liability assumed in the acquisition of Shoppingtown Mall.

        The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the agreement. At June 30, 2010, the Company had $26,949 in outstanding obligations under these construction agreements which it believes will be settled in 2010.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Management Fees	$6,726	$5,265	$13,636	$10,593
Development and Leasing Fees	3,837	2,544	6,003	4,411

	$10,563	$7,809	$19,639	$15,004

        Certain mortgage notes on the properties are held by NML (See Note 10—Mortgage Notes Payable). Interest expense in connection with these notes was $3,103 and $6,254 for the three months ended June 30, 2010 and 2009, respectively, and $6,205 and $12,044 for the six months ended June 30, 2010 and 2009, respectively. Included in accounts payable and accrued expenses is interest payable to these partners of $926 and $954 at June 30, 2010 and December 31, 2009, respectively.

        As of June 30, 2010 and December 31, 2009, the Company had loans to unconsolidated joint ventures of $5,492 and $2,316, respectively. Interest income associated with these notes was $81 and ($3) for the three months ended June 30, 2010 and 2009, respectively, and $113 and $13 for the six

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

17. Related-Party Transactions: (Continued)

months ended June 30, 2010 and 2009, respectively. These loans represent initial funds advanced for development stage projects prior to construction loan funding. Correspondingly, loan payables in the same amount have been accrued as an obligation by the various joint ventures.

        Due from affiliates of $5,608 and $6,034 at June 30, 2010 and December 31, 2009, respectively, represents unreimbursed costs and fees due from unconsolidated joint ventures under management agreements.

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

        On March 5, 2010, the Company granted 232,632 limited partnership units of the Operating Partnership ("LTIP Units") under the Long-Term Incentive Plan ("LTIP") to four executive officers at a weighted average grant date fair value of $48.89. The new grants vest over a service period ending January 31, 2011 based on the percentile ranking of the Company in terms of total return to stockholders (the "Total Return") per common stock share relative to the Total Return of a group of peer REITs, as measured at the end of the measurement period. Upon the occurrence of specified events and subject to the satisfaction of applicable vesting conditions, LTIP Units (after conversion into OP Units) are ultimately redeemable for common stock on a one-unit for one-share basis.

        The fair value of the Company's LTIP Units granted in 2010 was estimated on the date of grant using a Monte Carlo Simulation model. The stock price of the Company, along with the stock prices of the group of peer REITs, was assumed to follow the Multivariate Geometric Brownian Motion Process. Multivariate Geometric Brownian Motion modeling is commonly used in financial markets, as it allows the modeled quantity (in this case, the stock price) to vary randomly from its current value based on the stock price's expected volatility and current market interest rates. The volatilities of the returns on the price of the Company and the peer group REITs were estimated based on a .91-year look-back period. The expected growth rate of the stock prices over the derived service period was determined with consideration of the risk free rate as of the grant date.

        On March 26, 2010, as part of a separation agreement with a former executive, the Company modified the terms of the awards of 83,794 restricted stock units and 5,109 LTIP Units granted under the LTIP then outstanding. As a result of this modification, the Company recognized an additional $2,994 and $3,593 of compensation cost in the three and six months ended June 30, 2010, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

18. Share and Unit-Based Plans: (Continued)

        The Company records compensation expense on a straight-line basis for awards, with the exception of the market-indexed LTIP Units. The following summarizes the compensation cost under the share and unit-based plans:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
LTIP Units	$3,941	$909	$5,441	$1,967
Stock awards	524	1,568	2,086	3,674
Stock units	3,588	944	5,046	1,214
Stock options	148	148	295	295
SARs	656	742	951	1,368
Phantom stock units	216	151	458	321

	$9,073	$4,462	$14,277	$8,839

        The Company capitalized share and unit-based compensation costs of $5,236 and $2,041 for the three months ended June 30, 2010 and 2009, respectively, and $7,311 and $3,803 for the six months ended June 30, 2010 and 2009, respectively.

        The following table summarizes the activity of the non-vested share and unit based plans:

	LTIP Units		Stock Awards		Phantom Stock		SARs		Stock Units
	Units	Value(1)	Shares	Value(1)	Units	Value(1)	Units	Value(1)	Shares	Value(1)
Balance at January 1, 2010	252,940	$55.50	126,137	$69.53	—	$—	1,135,397	$7.51	1,567,597	$7.17
Granted	232,632	48.89	11,664	38.58	47,671	34.24	—	—	—	—
Vested	(213,346)	54.45	(74,143)	78.48	(12,885)	35.52	—	—	(529,048)	7.17
Forfeited	—	—	(307)	61.17	—	—	(76,275)	7.68	—	—

Balance at June 30, 2010	272,226	$50.68	63,351	$53.69	34,786	$33.76	1,059,122	$7.50	1,038,549	$7.17

(1)
Value represents the weighted-average grant date fair value.

        Unrecognized compensation cost of share and unit based plans at June 30, 2010, consisted of $9,195 from LTIP Units, $1,930 from stock awards, $5,793 from stock units, $108 from stock options, $1,858 from SARs and $1,174 from phantom stock units.

19. Income Taxes:

        The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), commencing with its taxable year ended December 31, 1994. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its taxable income to its stockholders. It is management's current intention to adhere to these requirements and maintain the Company's REIT status. As a REIT, the Company generally will not be subject to corporate level

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

19. Income Taxes: (Continued)

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

        The income tax benefit of the TRSs is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Current	$—	$1	$—	$(89)
Deferred	1,375	379	2,590	1,270

Total income tax benefit	$1,375	$380	$2,590	$1,181

        Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred tax assets and liabilities of the TRSs relate primarily to differences in the book and tax bases of property and to operating loss carryforwards for federal and state income tax purposes. A valuation allowance for deferred tax assets is provided if the Company believes it is more likely than not that all or some portion of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent on the Company generating sufficient taxable income in future periods. The net operating loss carryforwards are currently scheduled to expire through 2028, beginning in 2020. Net deferred tax assets of $15,335 and $11,866 were included in deferred charges and other assets, net at June 30, 2010 and December 31, 2009, respectively.

        The tax years 2006-2009 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefits will materially change within the next 12 months.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

20. Subsequent Events:

        On July 15, 2010, a court appointed receiver ("Receiver") assumed operational control of Valley View Center and responsibility for managing all aspects of the property. The Company anticipates the disposition of the asset, which is under the control of the Receiver, will be executed through foreclosure, deed in lieu of foreclosure, or by some other means, and will be completed within the next twelve months. Although the Company is no longer funding any cash shortfall, it will continue to record the operations of the Valley View Center until the title for the Center has been transferred and its obligation for the loan has been discharged. Once title to the Center is transferred, the Company will remove the net assets and liabilities from the Company's consolidated balance sheets. The mortgage note payable on Valley View Center is non-recourse to the Company.

        On July 30, 2010, the Company announced a dividend/distribution of $0.50 per share for common stockholders and OP Unit holders of record on August 20, 2010. All dividends/distributions will be paid 100% in cash on September 8, 2010.

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

Management's Overview and Summary

        The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, the Operating Partnership. As of June 30, 2010, the Operating Partnership owned or had an ownership interest in 71 regional shopping centers and 14 community shopping centers totaling approximately 73 million square feet of gross leasable area, or GLA. These 85 regional and community shopping centers are referred to hereinafter as the "Centers," unless the context otherwise requires. The Company is a self-administered and self-managed REIT and conducts all of its operations through the Operating Partnership and the Management Companies.

        The following discussion is based primarily on the consolidated financial statements of the Company for the three and six months ended June 30, 2010 and 2009. It compares the results of operations for the three months ended June 30, 2010 to the results of operations for the three months ended June 30, 2009 and it compares the results of operations and cash flows for the six months ended June 30, 2010 to the results of operations for the six months ended June 30, 2009. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Acquisitions and Dispositions:

        In June 2009, the Company recorded an impairment charge of $1.0 million, as it related to the anticipated loss on the sale of Village Center, a 170,801 square foot urban village property, in July 2009. The Company subsequently sold the property on July 14, 2009 for $11.9 million in total proceeds, resulting in a gain of $0.1 million related to a change in estimated transaction costs. The Company used the proceeds from the sale to pay down its term loan and for general corporate purposes.

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

        As of June 30, 2010, 14 former Mervyn's stores in the Company's portfolio remain vacant. The Company is currently seeking replacement tenants for these spaces.

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

Redevelopment and Development Activity:

        Northgate Mall, the Company's 712,771 square foot regional mall in Marin County, California, opened the first phase of its redevelopment on November 12, 2009. As of June 30, 2010, the Company has incurred approximately $75.6 million of redevelopment costs for this Center and is estimating it will incur approximately $3.4 million of additional costs during the remainder of the year.

        Santa Monica Place in Santa Monica, California is scheduled to open in August 2010 and the project will include anchors Bloomingdale's and Nordstrom. As of June 30, 2010, the Company has incurred approximately $221.7 million of redevelopment costs for this Center and is estimating it will incur approximately $43.3 million of additional costs during the remainder of the year.

Inflation:

        In the last three years, inflation has not had a significant impact on the Company because of a relatively low inflation rate. Most of the leases at the Centers have rent adjustments periodically through the lease term. These rent increases are either in fixed increments or based on using an annual multiple of increases in the Consumer Price Index ("CPI"). In addition, about 6% to 13% of the leases expire each year, which enables the Company to replace existing leases with new leases at higher base rents if the rents of the existing leases are below the then existing market rate. Historically the majority of the leases also required the tenants to pay their pro rata share of operating expenses. In January 2005, the Company began entering into leases that require tenants to pay a stated amount for operating expenses, generally excluding property taxes, regardless of the expenses actually incurred at any Center. This change shifts the burden of cost control to the Company.

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

        Some of these estimates and assumptions include judgments on revenue recognition, estimates for common area maintenance and real estate tax accruals, provisions for uncollectible accounts, impairment of long-lived assets, the allocation of purchase price between tangible and intangible assets, and estimates for environmental matters. The Company's significant accounting policies are described in more detail in Note 2—Summary of Significant Accounting Policies in the Company's Notes to the Consolidated Financial Statements. However, the following describes the policies that are deemed to be critical and the significant judgements and uncertainties affecting application of these policies.

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

Deferred Charges:

        Costs relating to obtaining tenant leases are deferred and amortized over the initial term of the agreement using the straight-line method. As these deferred leasing costs represent productive assets incurred in connection with the Company's provision of leasing arrangements at the Centers, the related cash flows are classified as investing activities within the Company's Statements of Cash Flows. Costs relating to financing of shopping center properties are deferred and amortized over the life of the related loan using the straight-line method, which approximates the effective interest method. In-place lease values are amortized over the remaining lease term plus an estimate of the renewal term. Leasing commissions and legal costs are amortized on a straight-line basis over the individual remaining lease years. The ranges of the terms of the agreements are as follows:

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

        The U.S. economy, real estate industry as a whole, and the local markets in which the Centers are located have in recent years experienced adverse economic conditions, resulting in an economic recession as well as disruptions in the capital and credit markets. These difficult economic conditions have adversely impacted consumer spending levels and the operating results of the Company's tenants. The Company's ability to lease space and negotiate rents at advantageous rates has been, and may continue to be, adversely affected in this type of economic environment, and more tenants may seek rent relief. While recent economic data has shown signs of improvement in the retail industry, the Company cannot predict if this trend will continue. If this positive trend does not continue, any further continuation of these adverse conditions could harm the Company's business, results of operations and financial condition.

Comparison of Three Months Ended June 30, 2010 and 2009

Revenues:

        Minimum and percentage rents (collectively referred to as "rental revenue") decreased by $17.6 million, or 14.3%, from 2009 to 2010. The decrease in rental revenue is attributed to a decrease of $19.6 million from the Joint Venture Centers offset in part by an increase of $1.2 million from the Redevelopment Centers, $0.5 million from the Same Centers and $0.3 million from the Mervyn's Properties.

        Rental revenue includes the amortization of above and below-market leases, the amortization of straight-line rents and lease termination income. The amortization of above and below-market leases decreased from $2.7 million in 2009 to $2.1 million in 2010. The amortization of straight-lined rents decreased from $2.5 million in 2009 to $1.1 million in 2010. Lease termination income increased from $0.9 million in 2009 to $1.1 million in 2010.

        Tenant recoveries decreased $4.5 million, or 7.3%, from 2009 to 2010. The decrease in tenant recoveries is attributed to a decrease of $7.9 million from the Joint Venture Centers offset in part by an increase of $2.3 million from the Same Centers and $1.1 million from the Redevelopment Centers.

Shopping Center and Operating Expenses:

        Shopping center and operating expenses decreased $9.2 million, or 14.0%, from 2009 to 2010. The decrease in shopping center and operating expenses is attributed to a decrease of $9.8 million from the Joint Venture Centers and $1.2 million from the Mervyn's Properties offset in part by an increase of $1.4 million from the Same Centers and $0.4 million from the Redevelopment Centers.

Management Companies' Operating Expenses:

        Management Companies' operating expenses increased $5.6 million from 2009 to 2010 due to an increase in compensation costs in 2010.

REIT General and Administrative Expenses:

        REIT general and administrative expenses decreased by $1.0 million from 2009 to 2010. The decrease is primarily due to a reduction in compensation costs.

Depreciation and Amortization:

        Depreciation and amortization decreased $2.4 million from 2009 to 2010. The decrease in depreciation and amortization is primarily attributed to a decrease of $5.2 million from the Joint Venture Centers and $0.2 million from the Mervyn's Properties offset in part by an increase of $2.0 million from the Same Centers and $0.7 million from the Redevelopment Centers.

Interest Expense:

        Interest expense decreased $19.7 million from 2009 to 2010. The decrease in interest expense was primarily attributed to a decrease of $8.4 million from the Joint Venture Centers, $7.2 million from a former term loan and $4.1 million from borrowings under the Company's line of credit.

        The above interest expense items are net of capitalized interest, which increased from $4.8 million in 2009 to $8.3 million in 2010 which was primarily attributed to an increase in the cost of borrowing.

(Loss) Gain on Early Extinguishment of Debt:

        The Company recorded a loss of $0.5 million on the early extinguishment of $18.5 million of the Senior Notes in 2010 and a gain of $7.1 million on the early extinguishment of $27.5 million of the Senior Notes in 2009. (See Liquidity and Capital Resources). The change from a gain to a loss is primarily attributed to the increase in the market price for the Senior Notes.

Equity in Income of Unconsolidated Joint Ventures:

        Equity in income of unconsolidated joint ventures increased $1.2 million from 2009 to 2010.

Discontinued Operations:

        Loss from discontinued operations decreased from $26.3 million in 2009 to $0.1 million in 2010. The decrease in loss is primarily attributed to an impairment charge of $27.0 million recorded on five former Mervyn's stores in 2009.

Net Income (loss) Attributable to Noncontrolling Interests:

        Net income (loss) attributable to noncontrolling interests increased from a net loss of $2.6 million in 2009 to net income of $0.5 million in 2010. This increase in net income attributable to noncontrolling interests is primarily due to an increase in net income in 2010.

Funds From Operations ("FFO"):

        Primarily as a result of the factors mentioned above, FFO—diluted increased 29.3% from $59.9 million in 2009 to $77.5 million in 2010. For disclosure of net income, the most directly comparable GAAP financial measure, for the periods and a reconciliation of FFO and FFO—diluted to net income available to common stockholders, see "Funds from Operations."

Comparison of Six Months Ended June 30, 2010 and 2009

Revenues:

        Rental revenue decreased by $38.7 million, or 15.5%, from 2009 to 2010. The decrease in rental revenue is attributed to a decrease of $39.5 million from the Joint Venture Centers and $2.2 million from the Same Centers offset in part by an increase of $2.7 million from the Redevelopment Centers and $0.3 million from the Mervyn's Properties.

        Rental revenue includes the amortization of above and below-market leases, the amortization of straight-line rents and lease termination income. The amortization of above and below-market leases decreased from $5.8 million in 2009 to $4.0 million in 2010. The amortization of straight-lined rents decreased from $4.4 million in 2009 to $1.5 million in 2010. Lease termination income decreased from $2.0 million in 2009 to $1.7 million in 2010.

        Tenant recoveries decreased $7.6 million, or 6.0%, from 2009 to 2010. The decrease in tenant recoveries is attributed to a decrease of $17.6 million from the Joint Venture Centers offset in part by an increase of $7.9 million from the Same Centers, $1.8 million from the Redevelopment Centers and $0.3 million from the Mervyn's Properties.

Shopping Center and Operating Expenses:

        Shopping center and operating expenses decreased $17.8 million, or 13.2%, from 2009 to 2010. The decrease in shopping center and operating expenses is attributed to a decrease of $20.8 million from the Joint Venture Centers and $1.0 million from the Mervyn's Properties offset in part by an increase of $3.1 million from the Same Centers and $0.9 million from the Redevelopment Centers.

Management Companies' Operating Expenses:

        Management Companies' operating expenses increased $4.4 million from 2009 to 2010 due to an increase in compensation costs in 2010 offset in part by severance costs paid in connection with the implementation of the Company's workforce reduction plan in 2009.

REIT General and Administrative Expenses:

        REIT general and administrative expenses increased by $1.3 million from 2009 to 2010. The increase is primarily due to additional compensation costs.

Depreciation and Amortization:

        Depreciation and amortization decreased $6.6 million from 2009 to 2010. The decrease in depreciation and amortization is primarily attributed to a decrease of $10.3 million from the Joint Venture Centers and $0.3 million from the Mervyn's Properties offset in part by an increase of $2.3 million from the Same Centers and $1.6 million from Redevelopment Centers.

Interest Expense:

        Interest expense decreased $34.2 million from 2009 to 2010. The decrease in interest expense was primarily attributed to a decrease of $16.3 million from the Joint Venture Centers, $14.2 million from a term loan, $5.9 million from borrowings under the Company's line of credit, $4.3 million from the Redevelopment Centers and $2.0 million from the Senior Notes offset in part by an increase of $8.5 million from the Same Centers.

        The above interest expense items are net of capitalized interest, which increased from $9.8 million in 2009 to $16.5 million in 2010 due to an increase in the cost of borrowing.

(Loss) Gain on Early Extinguishment of Debt:

        The Company recorded a loss of $0.5 million on the early extinguishment of $18.5 million of the Senior Notes in 2010 and gain of $29.6 million on the early extinguishment of $84.3 million of the Senior Notes in 2009. (See Liquidity and Capital Resources). The change from a gain to a loss is primarily attributed to the increase in market price for the Senior Notes.

Equity in Income of Unconsolidated Joint Ventures:

        Equity in income of unconsolidated joint ventures increased $1.7 million from 2009 to 2010.

Discontinued Operations:

        Loss from discontinued operations decreased from $24.1 million in 2009 to $0.2 million in 2010. The decrease in loss is primarily attributed to an impairment charge of $27.0 recorded on five former Mervyn's stores in 2009.

Funds From Operations:

        Primarily as a result of the factors mentioned above, FFO—diluted decreased 8.4% from $162.8 million in 2009 to $149.1 million in 2010. For disclosure of net income, the most directly comparable GAAP financial measure, for the periods and a reconciliation of FFO and FFO—diluted to net income available to common stockholders, see "Funds from Operations."

Operating Activities:

        Cash provided by operations increased from $65.8 million in 2009 to $72.8 million in 2010. The increase was primarily due to a decrease in accounts payable and other accrued liabilities changes, a decrease in assets and liabilities and the results at the Centers as discussed above.

Investing Activities:

        Cash used in investing activities decreased from $36.2 million in 2009 to $23.8 million in 2010. The decrease was primarily due to a decrease in distributions from unconsolidated joint ventures of $36.2 million and a decrease in capital expenditures of $31.0 million.

        The decrease in distributions from unconsolidated joint ventures is primarily due to the receipt of the Company's pro rata share of proceeds from the refinancing of the mortgage loan on a property in the Pacific Premier Retail Trust joint venture portfolio in 2009.

Financing Activities:

        Cash from financing activities increased from a deficit of $38.2 million in 2009 to a surplus of $454.4 million in 2010.

        The increase was primarily attributed to the net proceeds from the stock offering of $1.2 billion in 2010 (See Liquidity and Capital Resources) and an increase in proceeds from the mortgages, bank and other notes payable of $107.2 million offset in part in payments on mortgages, bank and other notes payable of $839.3 million in 2010 that was funded from the proceeds of the stock offering.

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

        The following tables summarize capital expenditures incurred at the Centers:

	For the Six Months Ended June 30,
(Dollars in thousands)	2010	2009
Consolidated Centers:
Acquisitions of property and equipment	$6,514	$5,672
Development, redevelopment and expansion of Centers	89,460	108,318
Renovations of Centers	7,534	4,043
Tenant allowances	7,034	4,799
Deferred leasing charges	14,806	11,211

	$125,348	$134,043

Joint Venture Centers (at Company's pro rata share):
Acquisitions of property and equipment	$1,752	$1,039
Development, redevelopment and expansion of Centers	15,570	21,202
Renovations of Centers	2,201	1,206
Tenant allowances	1,503	1,609
Deferred leasing charges	2,326	1,440

	$23,352	$26,496

        Management expects amounts to be incurred in future years for tenant allowances and deferred leasing charges to be comparable or less than 2010 and that capital for those expenditures will be available from working capital, cash flow from operations, borrowings on property specific debt or unsecured corporate borrowings. The Company expects to incur between $150 million and $200 million for the remainder of 2010 for development, redevelopment, expansion and renovations. Capital for these major expenditures, developments and/or redevelopments has been, and is expected to continue to be, obtained from a combination of equity or debt financings, which include borrowings under the Company's line of credit and construction loans. In addition to the Company's April 2010 equity offering, the Company has also generated additional liquidity in the past through joint venture transactions and the sale of non-core assets, and may continue to do so in the future.

        The capital and credit markets can fluctuate, and at times, limit access to debt and equity financing for many companies. As demonstrated by the Company's recent activity, including its April 2010 equity offering, the Company was able to access capital; however, there is no assurance the Company will be able to do so in future periods or on similar terms and conditions. Many factors impact the Company's ability to access capital, such as its overall debt level, interest rates, interest coverage ratios and prevailing market conditions. In the event that the Company has significant tenant defaults as a result of the overall economy and general market conditions, the Company could have a decrease in cash flow from operations, which could create borrowings under its line of credit. These events could result in an increase in the Company's proportion of variable-rate debt, which would cause it to be subject to interest rate fluctuations in the future.

        On April 20, 2010, the Company completed an offering of 30,000,000 newly issued shares of its common stock and on April 23, 2010 issued an additional 1,000,000 newly issued shares of common stock in connection with the underwriters' exercise of its over-allotment option. The net proceeds of the offering, after giving effect to the issuance and sale of all 31,000,000 shares of common stock at an initial price to the public of $41.00 per share, were approximately $1.2 billion after deducting underwriting discounts, commissions and other transaction costs. The Company used the net proceeds of the offering to pay down its line of credit in full and reduce certain property indebtedness. The Company plans to use the remaining cash for debt repayments or general corporate purposes.

        The Company's total outstanding loan indebtedness at June 30, 2010 was $6.1 billion (including $601.7 million of unsecured debt and $2.2 billion of its pro rata share of joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgages payable collateralized by individual properties. The Company expects that all debt maturities during the next twelve months will be refinanced, extended and/or paid off from the Company's line of credit or cash on hand.

        On March 16, 2007, the Company issued $950 million in Senior Notes that mature on March 15, 2012. The Senior Notes bear interest at 3.25%, payable semiannually, are senior to unsecured debt of the Company and are guaranteed by the Operating Partnership. On April 19, 2010, the Company repurchased and retired $18.5 million of the Senior Notes for $18.2 million. The repurchase was funded by the net proceeds of the stock offering. The carrying value of the Senior Notes at June 30, 2010 was $601.7 million. See Note 11—Bank and Other Notes Payable in the Company's Notes to the Consolidated Financial Statements.

        The Company has a $1.5 billion revolving line of credit that bears interest at LIBOR plus a spread of 0.75% to 1.10% depending on the Company's overall leverage that was scheduled to mature on April 25, 2010. On April 25, 2010, the Company extended the maturity date to April 25, 2011. On April 20, 2010, the Company paid off the balance of the line of credit from the net proceeds of the stock offering. As of June 30, 2010, the Company has access to the entire balance of its $1.5 billion line of credit.

        Dividends and distributions for the six months ended June 30, 2010 were $81.9 million. A total of $72.8 million was funded by cash flows provided by operations. The remaining $9.1 million was funded through distributions received from unconsolidated joint ventures which are included in the cash flows from investing activities section of the Company's Consolidated Statement of Cash Flows.

        At June 30, 2010, the Company was in compliance with all applicable loan covenants under its debt agreements.

        At June 30, 2010, the Company had cash and cash equivalents available of $596.7 million.

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

        The following reflects the maximum amount of debt principal that could recourse to the Company at June 30, 2010 (in thousands):

Property	Recourse Debt	Maturity Date
Boulevard Shops	$4,280	12/17/2010
Chandler Village Center	4,375	1/15/2011
The Market at Estrella Falls	8,488	6/1/2011

	$17,143

        Additionally, as of June 30, 2010, the Company is contingently liable for $27.0 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

Long-term Contractual Obligations:

        The following is a schedule of long-term contractual obligations as of June 30, 2010 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)	$4,115,900	$1,057,710	$1,996,202	$280,629	$781,359
Operating lease obligations(1)	827,570	11,036	22,855	24,048	769,631
Purchase obligations(1)	26,949	26,949	—	—	—
Other long-term liabilities(2)	285,462	200,277	3,852	4,160	77,173

	$5,255,881	$1,295,972	$2,022,909	$308,837	$1,628,163

(1)
See Note 16—Commitments and Contingencies of the Company's Consolidated Financial Statements.

(2)
Amount includes $2,733 of unrecognized tax benefits. See Note 19—Income Taxes of the Company's Consolidated Financial Statements.

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

        Management compensates for the limitations of FFO by providing investors with financial statements prepared according to GAAP, along with this detailed discussion of FFO and a reconciliation of FFO and FFO-diluted to net income (loss) available to common stockholders. Management believes that to further understand the Company's performance, FFO should be compared with the Company's reported net income (loss) and considered in addition to cash flows in accordance with GAAP, as presented in the Company's Consolidated Financial Statements.

        The reconciliation of FFO and FFO-diluted to net income available to common stockholders is provided below.

        The following reconciles net loss available to common stockholders to FFO and FFO-diluted (dollars and shares in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Net loss—available to common stockholders	$(440)	$(21,736)	$(6,797)	$(7,720)
Adjustments to reconcile net loss to FFO—basic:
Noncontrolling interest in the Operating Partnership	52	(3,293)	(746)	(1,169)
(Gain) loss on sale or write-down of consolidated assets(1)	(510)	25,605	(511)	24,849
Add: loss (gain) on undepreciated assets—consolidated assets(1)	—	1,143	—	2,497
Add: noncontrolling interest share of loss (gain) on sale of consolidated joint ventures(1)	(32)	310	(32)	310
Less: write-down of consolidated assets(1)	—	(27,058)	—	(27,639)
Gain on sale of assets from unconsolidated joint ventures(2)	(428)	(3)	(366)	(11)
Add: gain (loss) on sale of undepreciated assets—from unconsolidated joint ventures(2)	427	3	396	2
Less write down of unconsolidated joint ventures(2)	—	—	(32)	—
Depreciation and amortization on consolidated assets	59,913	63,740	119,128	128,651
Less : depreciation and amortization attributable to noncontrolling interest on consolidated joint ventures	(6,497)	(1,064)	(11,590)	(2,130)
Depreciation and amortization on unconsolidated joint ventures(2)	28,753	25,908	56,208	52,409
Less: depreciation on personal property	(3,772)	(3,635)	(6,595)	(7,289)

FFO—basic	77,466	59,920	149,063	162,760
Additional adjustments to arrive at FFO—diluted:

FFO—diluted	$77,466	$59,920	$149,063	$162,760

Weighted average number of FFO shares outstanding for:
FFO—basic(3)	123,446	77,270	110,271	77,082
Adjustments for the impact of dilutive securities in computing FFO-diluted:
OP Units	12,049	11,700	12,108	11,677

FFO—diluted(4)	135,495	88,970	122,379	88,759

(1)
The net total of these line items equal the loss (gain) on sales of depreciated assets. These line items are included in this reconciliation to provide the Company's investors with more detailed information and do not represent a departure from FFO as defined by NAREIT.

(2)
Unconsolidated assets are presented at the Company's pro rata share.

(3)
Calculated based upon basic net income (loss) as adjusted to reach basic FFO. As of June 30, 2010 and 2009, 12.0 million OP Units were outstanding.

(4)
The computation of FFO—diluted shares outstanding includes the effect of share and unit-based compensation plans and the Senior Notes using the treasury stock method. It also assumes the conversion of MACWH, LP common and preferred units to the extent that they are dilutive to the FFO computation. The MACWH, LP preferred units were antidilutive to the calculations for the three and six months ended June 30, 2010 and 2009 and were not included in the above calculations.

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

        The following table sets forth information as of June 30, 2010 concerning the Company's long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV") (dollars in thousands):

	For the years ended June 30,
	2011	2012	2013	2014	2015	Thereafter	Total	FV
CONSOLIDATED CENTERS:
Long term debt:
Fixed rate(1)	$777,155	$508,121	$950,858	$69,169	$191,075	$607,075	$3,103,453	$2,958,512
Average interest rate	6.48%	6.03%	5.44%	5.92%	5.95%	6.51%	6.05%
Floating rate	222,088	322,587	115,847	2,477	2,271	130,047	795,317	787,965
Average interest rate	3.65%	2.74%	6.50%	3.63%	3.65%	3.64%	3.70%

Total debt—Consolidated Centers	$999,243	$830,708	$1,066,705	$71,646	$193,346	$737,122	$3,898,770	$3,746,477

UNCONSOLIDATED JOINT VENTURE CENTERS:
Long term debt (at Company's pro rata share):
Fixed rate	$108,285	$206,722	$209,934	$501,790	$163,698	$738,982	$1,929,411	$1,890,532
Average interest rate	6.87%	6.90%	6.93%	5.48%	5.97%	6.20%	6.19%
Floating rate	112,574	181,050	—	—	—	—	293,624	292,736
Average interest rate	1.35%	3.80%					2.86%

Total debt—Unconsolidated Joint Venture Centers	$220,859	$387,772	$209,934	$501,790	$163,698	$738,982	$2,223,035	$2,183,268

(1)
Fixed rate debt includes the $400.0 million of floating rate mortgages payable. These amounts have effective fixed rates over the remaining term due to the swap agreements as discussed below.

        The consolidated Centers' total fixed rate debt at June 30, 2010 and December 31, 2009 was $3.1 billion and $3.7 billion, respectively. The average interest rate on fixed rate debt at June 30, 2010 and December 31, 2009 was 6.05% and 6.27%, respectively. The consolidated Centers' total floating rate debt at June 30, 2010 and December 31, 2009 was $795.3 million and $840.5 million, respectively. The average interest rate on floating rate debt at June 30, 2010 and December 31, 2009 was 3.70% and 2.96%, respectively.

        The Company's pro rata share of the Joint Venture Centers' fixed rate debt at June 30, 2010 and December 31, 2009 was $1.9 billion and $2.0 billion, respectively. The average interest rate on fixed rate debt at June 30, 2010 and December 31, 2009 was 6.19% and 6.18%, respectively. The Company's pro rata share of the Joint Venture Centers' floating rate debt at June 30, 2010 and December 31, 2009 was $293.6 million and $271.1 million, respectively. The average interest rate on the floating rate debt at June 30, 2010 and December 31, 2009 was 2.86% and 2.10%, respectively.

        The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value (See Note 5—Derivative Instruments and Hedging Activities in the Company's Notes to the Consolidated Financial Statements).

        The following are outstanding derivatives at June 30, 2010 (amounts in thousands):

Property/Entity(1)	Notional Amount	Product	Rate	Maturity	Company's Ownership	Fair Value(1)
Camelback Colonnade	$41,500	Cap	8.54%	11/15/2010	75%	$—
Desert Sky Mall	51,500	Cap	7.65%	3/15/2011	50%	—
La Cumbre Plaza	30,000	Cap	3.00%	6/9/2011	100%	1
Los Cerritos	200,000	Cap	8.55%	7/1/2010	51%	—
Panorama Mall	50,000	Swap	5.08%	4/25/2011	100%	(1,871)
Paradise Valley Mall	85,000	Cap	5.00%	9/12/2011	100%	1
Superstition Springs Center	67,500	Cap	8.63%	9/9/2010	33%	—
The Oaks	150,000	Cap	6.25%	7/1/2011	100%	—
The Oaks	75,000	Swap	5.08%	4/25/2011	100%	(2,806)
Victor Valley Mall	100,000	Swap	5.08%	4/25/2011	100%	(3,742)
Westside Pavilion	175,000	Cap	5.50%	6/5/2011	100%	—
Westside Pavilion	175,000	Swap	5.08%	4/25/2011	100%	(6,548)

(1)
Fair value at the Company's ownership percentage.

        Interest rate cap agreements ("Cap") offer protection against floating rates on the notional amount from exceeding the rates noted in the above schedule, and interest rate swap agreements ("Swap") effectively replace a floating rate on the notional amount with a fixed rate as noted above.

        In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $10.9 million per year based on $1.1 billion outstanding of floating rate debt at June 30, 2010.

        The fair value of the Company's long-term debt is estimated based on discounted cash flows at interest rates that management believes reflect the risks associated with long-term debt of similar risk and duration.

Item 4.    Controls and Procedures

        As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of June 30, 2010, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        On April 30, 2010 and May 21, 2010, the Company, as general partner of the Operating Partnership, issued 43,624 and 50,000 shares of common stock, respectively, of the Company upon the redemption of 43,624 and 50,000 common partnership units, respectively, of the Operating Partnership. These shares of common stock were issued in a private placement to two limited partners of the Operating Partnership, each an accredited investor, pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3.    Defaults Upon Senior Securities

  Not Applicable

Item 4.    Removed and Reserved

Item 5.    Other Information

  Not Applicable

Item 6.    Exhibits

3.1*	Articles of Amendment and Restatement of the Company
3.1.1**	Articles Supplementary of the Company
3.1.2***	Articles Supplementary of the Company (with respect to the first paragraph)
3.1.3****	Articles Supplementary of the Company (Series D Preferred Stock)
3.1.4#	Articles Supplementary of the Company
3.1.5#**	Articles of Amendment of the Company (declassification of the Board)
3.1.6#****	Articles Supplementary of the Company
3.1.7#***	Articles of Amendment of the Company (increased authorized shares)
3.2##	Amended and Restated Bylaws of the Company (June 30, 2010)
4.1###	Form of Common Stock Certificate
4.2####	Form of Preferred Stock Certificate (Series D Preferred Stock)
4.3#*	Indenture, dated as of March 16, 2007, among the Company, the Operating Partnership and Deutsche Bank Trust Company Americas (includes form of the Notes and Guarantee)
4.4##*	Warrant to Purchase Common Stock, dated as of September 30, 2009, between the Company and Heitman M-rich Investors LLC
10.1##**
Separation Agreement and Release of Claims between the Company and Tony Grossi dated March 26, 2010 (includes Consulting Agreement between the Company and Mr. Grossi which became effective on or about May 15, 2010)(1)
10.2##**	Notice of Extension to the $1,500,000,000 Second Amended and Restated Revolving Loan Facility Credit Agreement, effective April 25, 2010
31.1	Section 302 Certification of Arthur Coppola, Chief Executive Officer
31.2	Section 302 Certification of Thomas O'Hern, Chief Financial Officer
32.1	Section 906 Certification of Arthur Coppola, Chief Executive Officer, and Thomas O'Hern, Chief Financial Officer
101
The Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations, (3) the Consolidated Statement of Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

##
Previously filed as an exhibit to the Company's Current Report on Form 8-K, event date June 30, 2010, and incorporated herein by reference.

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

##**
Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.

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

Date: August 9, 2010