Form 10-Q
period 2010-09-30
MACERICH CO
filed 2010-11-05
CIK 912242

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

YES ☐        NO ☒

        Number of shares outstanding as of November 4, 2010 of the registrant's common stock, par value $0.01 per share: 130,110,676 shares

THE MACERICH COMPANY

FORM 10-Q

THE MACERICH COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS:
Property, net	$5,670,183	$5,657,939
Cash and cash equivalents	486,426	93,255
Restricted cash	80,102	41,619
Marketable securities	26,528	26,970
Tenant and other receivables, net	86,489	101,220
Deferred charges and other assets, net	322,162	276,922
Loans to unconsolidated joint ventures	6,972	2,316
Due from affiliates	4,674	6,034
Investments in unconsolidated joint ventures	1,015,986	1,046,196

Total assets	$7,699,522	$7,252,471

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY:
Mortgage notes payable:
Related parties	$303,752	$196,827
Others	2,974,361	3,039,209

Total	3,278,113	3,236,036
Bank and other notes payable	630,135	1,295,598
Accounts payable and accrued expenses	72,475	70,275
Other accrued liabilities	260,009	266,197
Investments in unconsolidated joint ventures	65,830	67,052
Co-venture obligation	161,216	168,049
Preferred dividends payable	245	207

Total liabilities	4,468,023	5,103,414

Redeemable noncontrolling interests	11,366	20,591

Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 130,217,772 and 96,667,689 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	1,302	967
Additional paid-in capital	3,446,252	2,227,931
Accumulated deficit	(522,335)	(345,930)
Accumulated other comprehensive loss	(8,153)	(25,397)

Total stockholders' equity	2,917,066	1,857,571
Noncontrolling interests	303,067	270,895

Total equity	3,220,133	2,128,466

Total liabilities, redeemable noncontrolling interests and equity	$7,699,522	$7,252,471

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Minimum rents	$106,612	$117,593	$311,102	$361,365
Percentage rents	3,862	3,907	9,957	9,383
Tenant recoveries	61,954	59,228	180,222	185,137
Management Companies	10,529	10,449	32,867	28,335
Other	7,722	6,615	20,526	21,471

Total revenues	190,679	197,792	554,674	605,691

Expenses:
Shopping center and operating expenses	64,356	64,106	181,879	199,437
Management Companies' operating expenses	22,042	16,400	68,696	58,702
REIT general and administrative expenses	4,546	7,085	15,704	16,989
Depreciation and amortization	62,801	60,902	181,930	186,678

	153,745	148,493	448,209	461,806

Interest expense:
Related parties	3,451	4,405	9,656	16,449
Other	48,211	61,374	149,655	191,187

	51,662	65,779	159,311	207,636
(Gain) loss on early extinguishment of debt, net	(2,096)	455	(1,608)	(29,145)

Total expenses	203,311	214,727	605,912	640,297
Equity in income of unconsolidated joint ventures	19,687	19,165	51,908	49,647
Co-venture expense	(269)	—	(3,646)	—
Income tax benefit (provision)	2,662	(302)	5,252	878
(Loss) gain on sale or write down of assets, net	(8)	157,612	574	159,776

Income from continuing operations	9,440	159,540	2,850	175,695

Discontinued operations:
Gain (loss) on sale or write down of assets, net	48	3,968	(23)	(23,045)
(Loss) income from discontinued operations	(20)	863	(165)	3,774

Total income (loss) from discontinued operations	28	4,831	(188)	(19,271)

Net income	9,468	164,371	2,662	156,424
Less net income attributable to noncontrolling interests	1,039	21,533	1,030	21,306

Net income attributable to the Company	$8,429	$142,838	$1,632	$135,118

Earnings per common share attributable to Company—basic:
Income from continuing operations	$0.06	$1.70	$—	$1.92
Discontinued operations	—	0.05	—	(0.21)

Net income available to common stockholders	$0.06	$1.75	$—	$1.71

Earnings per common share attributable to Company—diluted:
Income from continuing operations	$0.06	$1.70	$—	$1.92
Discontinued operations	—	0.05	—	(0.21)

Net income available to common stockholders	$0.06	$1.75	$—	$1.71

Weighted average number of common shares outstanding:
Basic	130,213,000	79,496,000	116,992,000	77,898,000

Diluted	130,213,000	79,694,000	116,992,000	77,898,000

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENT OF EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS

(Dollars in thousands, except per share data)

(Unaudited)

	Stockholders' Equity
	Common Stock
					Accumulated other Comprehensive Loss
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit		Total Stockholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance January 1, 2010	96,667,689	$967	$2,227,931	$(345,930)	$(25,397)	$1,857,571	$270,895	$2,128,466	$20,591

Comprehensive income:
Net income	—	—	—	1,632	—	1,632	683	2,315	347
Interest rate swap/cap agreements	—	—	—	—	17,244	17,244	—	17,244	—

Total comprehensive income	—	—	—	1,632	17,244	18,876	683	19,559	347
Amortization of share and unit-based plans	622,489	6	21,692	—	—	21,698	—	21,698	—
Exercise of stock warrants	—	—	(17,639)	—	—	(17,639)	—	(17,639)	—
Employee stock purchases	15,710	—	376	—	—	376	—	376	—
Distributions paid ($1.60) per share	—	—	—	(178,037)	—	(178,037)	—	(178,037)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(20,566)	(20,566)	(347)
Stock dividend	1,449,542	14	43,072	—	—	43,086	—	43,086	—
Stock offering	31,000,000	310	1,220,570	—	—	1,220,880	—	1,220,880	—
Contributions from noncontrolling interests	—	—	—	—	—	—	2,426	2,426	—
Other	—	—	251	—	—	251	—	251	—
Conversion of noncontrolling interests to common shares	462,342	5	4,326	—	—	4,331	(4,331)	—	—
Redemption of noncontrolling interests	—	—		—	—	—	(367)	(367)	(9,225)
Adjustment of noncontrolling interest in Operating Partnership	—	—	(54,327)	—	—	(54,327)	54,327	—	—

Balance September 30, 2010	130,217,772	$1,302	$3,446,252	$(522,335)	$(8,153)	$2,917,066	$303,067	$3,220,133	$11,366

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$2,662	$156,424
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on early extinguishment of debt, net	(1,608)	(29,145)
Gain on sale or write down of assets, net	(574)	(159,776)
Loss on sale or write down of assets, net from discontinued operations	23	23,045
Depreciation and amortization	191,718	199,180
Amortization of net discount on mortgages, bank and other notes payable	1,503	392
Amortization of share and unit-based plans	11,204	5,719
Equity in income of unconsolidated joint ventures	(51,908)	(49,647)
Co-venture expense	3,646	—
Distributions of income from unconsolidated joint ventures	11,068	7,981
Changes in assets and liabilities, net of acquisitions and dispositions:
Tenant and other receivables, net	22,888	3,519
Other assets	(37,289)	11,537
Due from affiliates	1,360	(746)
Accounts payable and accrued expenses	(6,794)	(46,365)
Other accrued liabilities	(21,074)	(48,383)

Net cash provided by operating activities	126,825	73,735

Cash flows from investing activities:
Acquisitions of property, development, redevelopment and property improvements	(129,643)	(133,686)
Collection from note receivable	11,763	—
Maturities of marketable securities	654	638
Deferred leasing costs	(22,876)	(22,218)
Distributions from unconsolidated joint ventures	84,796	137,112
Contributions to unconsolidated joint ventures	(14,008)	(41,421)
Loans to unconsolidated joint ventures, net	(4,656)	(304)
Proceeds from sale of assets	—	342,109
Restricted cash	(38,483)	(9,239)

Net cash (used in) provided by investing activities	(112,453)	272,991

Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	612,227	412,245
Payments on mortgages, bank and other notes payable	(1,237,260)	(778,852)
Repurchase of convertible senior notes	(18,191)	(55,029)
Deferred financing costs	(7,596)	(5,872)
Proceeds from share and unit-based plans	376	368
Net proceeds from common stock offering	1,220,880	—
Proceeds from issuance ot stock warrants	—	14,564
Exercise of stock warrants	(17,639)	—
Redemption of noncontrolling interests	(9,592)	—
Contribution from co-venture partner	—	165,716
Dividends and distributions	(153,927)	(86,837)
Distributions to co-venture partner	(10,479)	—

Net cash provided by (used in) financing activities	378,799	(333,697)

Net increase in cash and cash equivalents	393,171	13,029
Cash and cash equivalents, beginning of period	93,255	66,529

Cash and cash equivalents, end of period	$486,426	$79,558

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$153,739	$207,833

Non-cash transactions:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$42,651	$35,501

Accrued preferred dividend payable	$245	$207

Stock dividend	$43,086	$68,117

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

        The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of September 30, 2010, the Company was the sole general partner of and held a 92% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended.

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

  Deferred Charges:

        Costs relating to obtaining tenant leases are deferred and amortized over the initial term of the agreement using the straight-line method. As these deferred leasing costs represent productive assets incurred in connection with the Company's provision of leasing arrangements at the Centers, the related cash flows are classified as investing activities within the accompanying Consolidated Statements of Cash Flows. Costs relating to financing of shopping center properties are deferred and amortized over the life of the related loan using the straight-line method, which approximates the effective interest method. In-place lease values are amortized over the remaining lease term plus an estimate of renewal periods. Leasing commissions and legal costs are amortized on a straight-line basis over the individual lease terms.

        The range of the terms of the agreements is as follows:

Deferred lease costs	1-15 years
Deferred financing costs	1-15 years
In-place lease values	Remaining lease term plus an estimate of renewal periods
Leasing commissions and legal costs	5-10 years

Tenant and Other Receivables, net:

        Included in tenant and other receivables, net, is an allowance for doubtful accounts of $5,933 and $5,943 at September 30, 2010 and December 31, 2009, respectively.

        Included in tenant and other receivables, net, are the following notes receivable:

        On March 31, 2006, the Company received a note receivable that is secured by a deed of trust, bears interest at 5.5% and matures on March 31, 2031. At September 30, 2010 and December 31, 2009, the note had a balance of $9,051 and $9,227, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

2. Summary of Significant Accounting Policies: (Continued)

        On January 1, 2008, in connection with the redemption of participating preferred units, the Company received an unsecured note receivable that bore interest at 9.0% and matured on June 30, 2010. The note was paid off in full on June 30, 2010 and had a balance at December 31, 2009 of $11,763.

        On August 16, 2009, the Company received a note receivable from J&R Holdings XV, LLC ("Pederson") that bears interest at 10% and matures August 14, 2014. Pederson is considered a related party because it has an ownership interest in Promenade at Casa Grande. The note is secured by Pederson's interest in Promenade at Casa Grande. Interest income on the note was $28 and $111 for the three and nine months ended September 30, 2010, respectively. The balance on the note at September 30, 2010 and December 31, 2009 was $1,036 and $1,800, respectively.

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

        In June 2009, the FASB issued new consolidation guidance for determining whether a reporting enterprise is the primary beneficiary in a variable interest entity and therefore should consolidate the variable interest entity in its financial statements. The new consolidation guidance also requires ongoing reassessments and additional disclosures about the reporting enterprise's involvement with the variable interest entity. The Company identified two variable interest entities which meet the criteria for consolidation under the new consolidation guidance. The Company determined that it is the primary beneficiary of these variable interest entities as it has both the power to direct activities that most significantly impact the economic performance of the variable interest entities and the obligation to absorb losses or right to receive benefits that could potentially be significant to the variable interest entities. The adoption of the new consolidation guidance did not have a material impact on the Company's consolidated financial statements as the Company had consolidated these variable interest entities in its consolidated financial statements based upon the risks and rewards-based quantitative approach under the prior consolidation guidance. The aggregate total revenues of these variable interest entities included in the accompanying consolidated statements of operations was $2,745 and $9,074 for the three and nine months ended September 30, 2010, respectively. The total expenses relating to the operating activities of these variable interest entities included in the accompanying consolidated statements of operations were $3,315 and $11,014 for the three and nine months ended September 30, 2010, respectively. At September 30, 2010, the significant assets and liabilities of these variable interest entities consisted of property of $81,497 and mortgage notes payable of $40,111.

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

3. Earnings per Share ("EPS"):

        The following table reconciles the numerator and denominator used in the computation of earnings per share for the three and nine months ended September 30, 2010 and 2009:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator
Income from continuing operations	$9,440	$159,540	$2,850	$175,695
Income (loss) from discontinued operations	28	4,831	(188)	(19,271)
Income attributable to noncontrolling interests	(1,039)	(21,533)	(1,030)	(21,306)

Net income attributable to the Company	8,429	142,838	1,632	135,118
Allocation of earnings to participating securities	(551)	(3,347)	(2,073)	(2,241)

Numerator for basic earnings per share—net income (loss) available to common stockholders	7,878	139,491	(441)	132,877
Effect of assumed conversions:
Convertible non-participating preferred units	—	208	—	—

Numerator for diluted earnings per share—net income (loss) available to common stockholders	$7,878	$139,699	$(441)	$132,877

Denominator
Denominator for basic earnings per share—weighted average number of common shares outstanding	130,213	79,496	116,992	77,898
Effect of dilutive securities:(1)
Convertible non-participating preferred units(2)	—	198	—	—

Denominator for diluted earnings per share—weighted average number of common shares outstanding	130,213	79,694	116,992	77,898

Earnings per common share—basic:
Income from continuing operations	$0.06	$1.70	$—	$1.92
Discontinued operations	—	0.05	—	(0.21)

Net income available to common stockholders	$0.06	$1.75	$—	$1.71

Earnings per common share—diluted:
Income from continuing operations	$0.06	$1.70	$—	$1.92
Discontinued operations	—	0.05	—	(0.21)

Net income available to common stockholders	$0.06	$1.75	$—	$1.71

(1)
The Senior Notes (See Note 11—Bank and Other Notes Payable) are excluded from diluted EPS for the three and nine months ended September 30, 2010 and 2009 as their effect would be antidilutive to net income (loss) available to common stockholders.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

3. Earnings per Share ("EPS"): (Continued)

  Diluted EPS excludes 11,807,680 and 11,852,494 partnership units for the three months ended September 30, 2010 and 2009, respectively, and 12,006,574 and 11,735,942 for the nine months ended September 30, 2010 and 2009, respectively, as their effect was antidilutive to net income available to common stockholders.

  Diluted EPS excludes 1,150,172 unexercised stock appreciation rights ("SARs") for the three and nine months ended September 30, 2010 and 1,166,334 unexercised SARs for the three and nine months ended September 30, 2009, as their effect was antidilutive to net income available to common stockholders.

  Diluted EPS excludes 127,500 unexercised stock options for the three and nine months ended September 30, 2010 and 132,500 unexercised stock options for the three and nine months ended September 30, 2009, as their effect was antidilutive to net income available to common stockholders.

  Diluted EPS excludes 935,358 unexercised stock warrants for the three and nine months ended September 30, 2010 and 2009, as their effect was antidilutive to net income available to common stockholders.

(2)
Diluted EPS excludes 208,640 convertible non-participating preferred units for the three and nine months ended September 30, 2010 and 195,000 convertible non-participating preferred units for the nine months ended September 30, 2009, as their effect was antidilutive to net income available to common stockholders.

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures:

	September 30, 2010	December 31, 2009
Assets(1):
Properties, net	$5,049,390	$5,294,495
Other assets	471,226	518,946

Total assets	$5,520,616	$5,813,441

Liabilities and partners' capital(1):
Mortgage notes payable(2)	$4,622,143	$4,807,262
Other liabilities	202,683	208,863
Company's capital	354,963	377,711
Outside partners' capital	340,827	419,605

Total liabilities and partners' capital	$5,520,616	$5,813,441

Investment in unconsolidated joint ventures:
Company's capital	$354,963	$377,711
Basis adjustment(3)	595,193	601,433

Investments in unconsolidated joint ventures	$950,156	$979,144

Assets—Investments in unconsolidated joint ventures	$1,015,986	$1,046,196
Liabilities—Investments in unconsolidated joint ventures(4)	(65,830)	(67,052)

	$950,156	$979,144

(1)
These amounts include the assets and liabilities of the following significant subsidiaries as of September 30, 2010 and December 31, 2009:

	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Tysons Corner LLC
As of September 30, 2010:
Total Assets	$825,328	$1,097,684	$328,197
Total Liabilities	$813,838	$1,020,071	$328,516
As of December 31, 2009:
Total Assets	$850,593	$1,122,156	$323,535
Total Liabilities	$818,912	$1,030,429	$328,780
(2)
Certain joint ventures have debt that could become recourse debt to the Company should the joint venture be unable to discharge the obligations of the related debt. As of September 30, 2010 and December 31, 2009, a total of $17,143 and $17,450, respectively, could become recourse debt to the Company.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

  Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life ("NML") of $575,433 and $581,774 as of September 30, 2010 and December 31, 2009, respectively. NML is considered a related party because it is a joint venture partner with the Company in Macerich Northwestern Associates—Broadway Plaza. Interest expense incurred on these borrowings amounted to $10,208 and $9,384 for the three months ended September 30, 2010 and 2009, respectively, and $30,637 and $16,895 for the nine months ended September 30, 2010 and 2009, respectively.

(3)
This represents the difference between the cost of an investment and the book value of the underlying equity of the joint venture. The Company amortizes this difference into income on a straight-line basis, consistent with the lives of the underlying assets. The amortization of this difference was $1,662 and $2,319 for the three months ended September 30, 2010 and 2009, respectively, and $4,942 and $7,429 for the nine months ended September 30, 2010 and 2009, respectively.

(4)
This represents investments in unconsolidated joint ventures with distributions in excess of the Company's investments.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Tysons Corner LLC	Other Joint Ventures	Total
Three Months Ended September 30, 2010
Revenues:
Minimum rents	$22,128	$32,245	$15,936	$87,865	$158,174
Percentage rents	888	987	375	4,444	6,694
Tenant recoveries	12,025	13,008	9,791	47,274	82,098
Other	759	2,436	742	8,301	12,238

Total revenues	35,800	48,676	26,844	147,884	259,204

Expenses:
Shopping center and operating expenses	12,784	14,494	7,999	58,511	93,788
Interest expense	11,722	13,148	4,055	38,878	67,803
Depreciation and amortization	7,705	10,012	4,671	30,103	52,491

Total operating expenses	32,211	37,654	16,725	127,492	214,082

Gain on sale of assets	3	468	—	985	1,456

Net income	$3,592	$11,490	$10,119	$21,377	$46,578

Company's equity in net income	$1,796	$5,954	$2,405	$9,532	$19,687

Three Months Ended September 30, 2009
Revenues:
Minimum rents	$22,393	$34,087	$14,415	$81,922	$152,817
Percentage rents	911	1,154	298	3,924	6,287
Tenant recoveries	12,450	12,257	9,735	39,761	74,203
Other	838	1,088	616	6,728	9,270

Total revenues	36,592	48,586	25,064	132,335	242,577

Expenses:
Shopping center and operating expenses	14,261	13,729	7,923	48,826	84,739
Interest expense	11,768	13,159	3,923	34,342	63,192
Depreciation and amortization	7,918	9,294	4,482	27,391	49,085

Total operating expenses	33,947	36,182	16,328	110,559	197,016

Loss on sale of assets	—	—	—	(1,962)	(1,962)

Net income	$2,645	$12,404	$8,736	$19,814	$43,599

Company's equity in net income	$1,322	$6,359	$4,368	$7,116	$19,165

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Tysons Corner LLC	Other Joint Ventures	Total
Nine Months Ended September 30, 2010
Revenues:
Minimum rents	$66,283	$95,841	$45,010	$263,491	$470,625
Percentage rents	2,084	2,950	759	8,837	14,630
Tenant recoveries	33,647	37,420	28,765	135,761	235,593
Other	2,409	4,967	2,007	21,478	30,861

Total revenues	104,423	141,178	76,541	429,567	751,709

Expenses:
Shopping center and operating expenses	37,817	41,571	23,890	167,318	270,596
Interest expense	34,807	39,222	12,204	116,391	202,624
Depreciation and amortization	23,107	28,947	13,922	92,119	158,095

Total operating expenses	95,731	109,740	50,016	375,828	631,315

Gain on sale of assets	6	468	—	357	831
Loss on early extinguishment of debt	—	(1,352)	—	—	(1,352)

Net income	$8,698	$30,554	$26,525	$54,096	$119,873

Company's equity in net income	$4,349	$15,691	$10,225	$21,643	$51,908

Nine Months Ended September 30, 2009
Revenues:
Minimum rents	$67,872	$98,888	$43,561	$219,638	$429,959
Percentage rents	2,155	2,571	680	7,192	12,598
Tenant recoveries	36,583	36,709	28,353	107,325	208,970
Other	2,524	3,058	1,501	16,527	23,610

Total revenues	109,134	141,226	74,095	350,682	675,137

Expenses:
Shopping center and operating expenses	42,228	40,698	23,627	132,116	238,669
Interest expense	34,925	37,838	11,885	90,079	174,727
Depreciation and amortization	22,942	27,136	13,436	79,690	143,204

Total operating expenses	100,095	105,672	48,948	301,885	556,600

Gain (loss) on sale of assets	44	—	—	(1,845)	(1,801)

Net income	$9,083	$35,554	$25,147	$46,952	$116,736

Company's equity in net income	$4,541	$18,133	$12,574	$14,399	$49,647

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

        Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

5. Derivative Instruments and Hedging Activities:

        The Company recognizes all derivatives in the consolidated financial statements and measures the derivatives at fair value. The Company uses interest rate swap and cap agreements (collectively, "interest rate agreements") in the normal course of business to manage or reduce its exposure to adverse fluctuations in interest rates. The Company designs its hedges to be effective in reducing the risk exposure that they are designated to hedge. Any instrument that meets the cash flow hedging criteria is formally designated as a cash flow hedge at the inception of the derivative contract. On an ongoing quarterly basis, the Company adjusts its balance sheet to reflect the current fair value of its derivatives. To the extent they are effective, changes in fair value of derivatives are recorded in comprehensive income. Ineffective portions, if any, are included in net income (loss). No ineffectiveness was recorded in net income during the three or nine months ended September 30, 2010 or 2009. If any derivative instrument used for risk management does not meet the hedging criteria, it is marked-to-market each period in the consolidated statements of operations. As of September 30, 2010, all of the Company's derivative instruments were designated as cash flow hedges. As of September 30, 2010, the Company's derivative instruments did not contain any credit risk related contingent features or collateral arrangements.

        The Company recorded other comprehensive income related to the marking-to-market of interest rate agreements of $4,056 and $2,815 for the three months ended September 30, 2010 and 2009, respectively, and $17,244 and $20,304 for the nine months ended September 30, 2010 and 2009, respectively. Amounts paid (received) as a result of interest rate agreements are recorded as an addition (reduction) to (of) interest expense. The amount expected to be reclassified to interest expense in the next 12 months is immaterial.

        The following derivatives were outstanding at September 30, 2010:

Property/Entity(1)	Notional Amount	Product	Rate	Maturity	Fair Value
La Cumbre Plaza	$30,000	Cap	3.00%	6/9/2011	$—
Paradise Valley Mall	85,000	Cap	5.00%	9/12/2011	—
The Oaks	150,000	Cap	6.25%	7/1/2011	—
Victor Valley Mall	100,000	Swap	5.08%	4/25/2011	(2,732)
Vintage Faire Mall	135,000	Swap	5.08%	4/25/2011	(3,688)
Westside Pavilion	175,000	Cap	5.50%	6/5/2011	—
Westside Pavilion	165,000	Swap	5.08%	4/25/2011	(4,508)

(1)
See additional disclosure in Note 10—Mortgage Notes Payable.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

5. Derivative Instruments and Hedging Activities: (Continued)

	Asset Derivatives			Liability Derivatives
		September 30, 2010	December 31, 2009		September 30, 2010	December 31, 2009
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Interest rate cap agreements	Other assets	$—	$80	Other liabilities	$—	$—
Interest rate swap agreements	Other assets	—	—	Other liabilities	10,928	28,206

Total derivatives designated as hedging instruments		—	80		10,928	28,206

Derivatives not designated as hedging instruments
Interest rate cap agreements	Other assets	—	—	Other liabilities	—	—
Interest rate swap agreements	Other assets	—	—	Other liabilities	—	—

Total derivatives not designated as hedging instruments		—	—		—	—

Total derivatives		$—	$80		$10,928	$28,206

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

        Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2010 and December 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

6. Fair Value: (Continued)

        The following table presents the Company's derivative instruments measured at fair value as of September 30, 2010:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Derivative instruments	$—	—	$—	$—
Liabilities
Derivative instruments	—	10,928	—	10,928

7. Property:

        Property consists of the following:

	September 30, 2010	December 31, 2009
Land	$1,147,464	$1,052,761
Building improvements	4,894,987	4,614,706
Tenant improvements	382,992	338,259
Equipment and furnishings	120,501	108,199
Construction in progress	308,297	583,334

	6,854,241	6,697,259
Less accumulated depreciation	(1,184,058)	(1,039,320)

	$5,670,183	$5,657,939

        Depreciation expense was $52,611 and $50,706 for the three months ended September 30, 2010 and 2009, respectively, and $152,575 and $154,618 for the nine months ended September 30, 2010 and 2009, respectively.

        The Company recognized a (loss) gain on sale or write down of assets of ($8) and $157,612 for the three months ended September 30, 2010 and 2009, respectively, and $574 and $159,776 for the nine months ended September 30, 2010 and 2009, respectively.

        The (loss) gain on sale or write down of assets includes a gain on the sale of land of $792 and $3,599 for the three and nine months ended September 30, 2009, respectively, and the write-off of development costs of $592 and $1,235 for the three and nine months ended September 30, 2009, respectively.

        The gain on sale of assets for the three and nine months ended September 30, 2009 also includes a gain on the sale of a 49% interest in Queens Center of $153,907 and the gain on the sale of a 75% interest in FlatIron Crossing of $2,654. See Note 4—Investment in Unconsolidated Joint Ventures.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

8. Marketable Securities:

        Marketable Securities consist of the following:

	September 30, 2010	December 31, 2009
Government debt securities, at par value	$27,171	$27,825
Less discount	(643)	(855)

	26,528	26,970
Unrealized gain	3,059	2,637

Fair value	$29,587	$29,607

        Future contractual maturities of marketable securities are as follows:

1 year or less	$1,434
2 to 5 years	25,737

$27,171

        The proceeds from maturities and interest receipts from the marketable securities are restricted to the service of the Greeley Note (See Note 11—Bank and Other Notes Payable).

9. Deferred Charges And Other Assets, net:

        Deferred charges and other assets, net consist of the following:

	September 30, 2010	December 31, 2009
Leasing	$180,250	$149,155
Financing	55,465	48,287
Intangible assets:
In-place lease values	100,385	109,705
Leasing commissions and legal costs	29,372	30,925
Other assets	119,625	82,852

	485,097	420,924
Less accumulated amortization(1)	(162,935)	(144,002)

	$322,162	$276,922

(1)
Accumulated amortization includes $58,871 and $58,188 relating to intangible assets at September 30, 2010 and December 31, 2009, respectively. Amortization expense for intangible assets was $3,778 and $4,425 for the three months ended September 30, 2010 and 2009, respectively, and $11,557 and $16,071 for the nine months ended September 30, 2010 and 2009, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

9. Deferred Charges And Other Assets, net: (Continued)

        The allocated values of above-market leases included in deferred charges and other assets, net, and below-market leases included in other accrued liabilities, consist of the following:

	September 30, 2010	December 31, 2009
Above-Market Leases
Original allocated value	$51,220	$50,573
Less accumulated amortization	(36,804)	(33,632)

	$14,416	$16,941

Below-Market Leases
Original allocated value	$122,475	$120,227
Less accumulated amortization	(82,036)	(71,416)

	$40,439	$48,811

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

10. Mortgage Notes Payable:

        Mortgage notes payable at September 30, 2010 and December 31, 2009 consist of the following:

	Carrying Amount of Mortgage Notes(1)
	September 30, 2010		December 31, 2009
Property Pledged as Collateral	Other	Related Party	Other	Related Party	Interest Rate(2)	Monthly Payment Term(3)	Maturity Date
Capitola Mall	$—	$33,997	$—	$35,550	7.13%	$380	2011
Carmel Plaza(4)	—	—	24,309	—	—	—	—
Chandler Fashion Center(5)	160,297		163,028	—	5.50%	435	2012
Chesterfield Towne Center(6)	50,955	—	52,369	—	9.07%	548	2024
Danbury Fair Mall(7)	110,000	110,000	163,111	—	5.53%	1,351	2020
Deptford Mall	172,500	—	172,500	—	5.41%	778	2013
Deptford Mall	15,300	—	15,451	—	6.46%	101	2016
Fiesta Mall	84,000	—	84,000	—	4.98%	348	2015
Flagstaff Mall	37,000	—	37,000	—	5.03%	155	2015
Freehold Raceway Mall(5)	160,788	—	165,546	—	4.68%	1,184	2011
Fresno Fashion Fair	83,045	83,045	83,781	83,780	6.76%	1,104	2015
Great Northern Mall	38,276	—	38,854	—	5.19%	234	2013
Hilton Village	8,577	—	8,564	—	5.27%	37	2012
La Cumbre Plaza(8)	27,998	—	30,000	—	2.44%	27	2010
Northgate, The Mall at(9)	34,832	—	8,844	—	7.00%	174	2013
Northridge Mall(10)	—	—	71,486	—	—	—	—
Oaks, The(11)	165,000	—	165,000	—	2.33%	320	2011
Oaks, The(12)	92,264	—	92,224	—	2.83%	182	2011
Pacific View	84,533	—	85,797	—	7.20%	602	2011
Panorama Mall(13)	—	—	50,000	—	—	—	—
Paradise Valley Mall(14)	85,000	—	85,000	—	6.30%	446	2012
Prescott Gateway	60,000	—	60,000	—	5.86%	293	2011
Promenade at Casa Grande(15)	86,617	—	86,617	—	5.05%	361	2010
Rimrock Mall	40,850	—	41,430	—	7.57%	320	2011
Salisbury, Center at	115,000	—	115,000	—	5.83%	559	2016
Santa Monica Place(16)	75,665	—	76,652	—	7.79%	606	2010
SanTan Village Regional Center(17)	138,087	—	136,142	—	2.97%	342	2011
Shoppingtown Mall	40,111	—	41,381	—	5.01%	319	2011
South Plains Mall(18)	104,470	—	53,936	—	6.52%	648	2015
South Towne Center	88,015	—	88,854	—	6.39%	554	2015
Towne Mall	13,481	—	13,869	—	4.99%	100	2012
Tucson La Encantada	—	76,710	—	77,497	5.84%	358	2012
Twenty Ninth Street(19)	106,700	—	106,703	—	5.45%	467	2011
Valley River Center	120,000	—	120,000	—	5.59%	559	2016
Valley View Center(20)	125,000	—	125,000	—	5.81%	605	2011
Victor Valley, Mall of(21)	100,000	—	100,000	—	6.94%	578	2011
Vintage Faire Mall(22)	135,000	—	62,186	—	8.37%	942	2015
Westside Pavilion(23)	175,000	—	175,000	—	7.81%	1,139	2011
Wilton Mall(24)	40,000	—	39,575	—	1.26%	42	2013

	$2,974,361	$303,752	$3,039,209	$196,827

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

10. Mortgage Notes Payable: (Continued)

  Debt premiums (discounts) consist of the following:

Property Pledged as Collateral	September 30, 2010	December 31, 2009
Danbury Fair Mall	$—	$4,938
Deptford Mall	(32)	(36)
Freehold Raceway Mall	2,932	5,507
Great Northern Mall	(89)	(110)
Hilton Village	(23)	(36)
Shoppingtown Mall	755	1,565
Towne Mall	206	277

	$3,749	$12,105

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

(6)
In addition to monthly principal and interest payments, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property's gross receipts exceeds a base amount. The Company recognized contingent interest expense of $0 and ($331) for the nine months ended September 30, 2010 and 2009, respectively.

(7)
On September 10, 2010, the Company replaced the existing loan on the property with a new $220,000 loan that bears interest at 5.50% and matures on October 1, 2020. In addition, the loan provides for $30,000 of additional borrowings depending on certain conditions. As a result of the refinancing of the debt, the Company recognized a gain on early extinguishment of $2,123, which represented the unamortized premium then outstanding.

(8)
The loan bears interest at LIBOR plus 0.88% and matures on December 9, 2010 with extension options to June 9, 2012, subject to certain conditions. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 3.0% over the loan term. See Note 5—Derivative Instruments and Hedging Activities. The total interest rate was 2.44% and 2.11% at September 30, 2010 and December 31, 2009, respectively.

(9)
The construction loan allows for total borrowings of up to $60,000, bears interest at LIBOR plus 4.50% with a total interest rate floor of 6.0% and matures on January 1, 2013, with two one-year extension options. The loan also includes options for additional borrowings of up to $20,000 depending on certain conditions. The total interest rate was 7.00% and 6.90% at September 30, 2010 and December 31, 2009, respectively.

(10)
On February 12, 2010, the loan was paid off in full.

(11)
The loan bears interest at LIBOR plus 1.75% and matures on July 10, 2011 with two one-year extension options. The Company placed an interest rate cap agreement on the loan that effectively prevents LIBOR from exceeding 6.25% on $150,000 of the loan amount over the loan term. See Note 5—Derivative Instruments and Hedging Activities. At September 30, 2010 and December 31, 2009, the total interest rate was 2.33% and 2.28%, respectively.

(12)
The construction loan allows for total borrowings of up to $135,000, bears interest at LIBOR plus a spread of 1.75% to 2.10%, depending on certain conditions and matures on July 10, 2011, with two one-year extension options. At September 30, 2010 and December 31, 2009, the total interest rate was 2.83% and 6.75%, respectively.

(13)
On July 2, 2010, the loan was paid off in full.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

10. Mortgage Notes Payable: (Continued)

(14)
The loan bears interest at LIBOR plus 4.0% with a total interest rate floor of 5.50% and matures on August 31, 2012 with two one-year extension options. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 5.0% over the loan term. See Note 5—Derivative Instruments and Hedging Activities. At September 30, 2010 and December 31, 2009, the total interest rate was 6.30%.

(15)
The loan bears interest at LIBOR plus a spread of 1.20% to 1.40%, depending on certain conditions. The loan matures on November 30, 2010. At September 30, 2010 and December 31, 2009, the total interest rate was 5.05% and 1.70%, respectively.

(16)
On October 1, 2010, the loan was paid off in full.

(17)
The construction loan allows for total borrowings of up to $145,000 and bears interest at LIBOR plus a spread of 2.10% to 2.25%, depending on certain conditions. The loan matures on June 13, 2011, with two one-year extension options. At September 30, 2010 and December 31, 2009, the total interest rate was 2.97% and 2.93%, respectively.

(18)
On March 31, 2010, the Company replaced the existing loan on the property with a new $105,000 fixed rate loan that bears interest at 6.52% and matures on April 11, 2015.

(19)
The loan bears interest at LIBOR plus 3.40% and matures on March 25, 2011, with a one-year extension option. At September 30, 2010 and December 31, 2009, the total interest rate was 5.45% and 10.02%, respectively.

(20)
On July 15, 2010, a court appointed receiver ("Receiver") assumed operational control of Valley View Center and responsibility for managing all aspects of the property. The Company anticipates the disposition of the asset, which is under the control of the Receiver, will be executed through foreclosure, deed in lieu of foreclosure, or by some other means, and will be completed within the next twelve months. Although the Company is no longer funding any cash shortfall, it continues to record the operations of the Valley View Center until the title for the Center is transferred and its obligation for the loan is discharged. Once title to the Center is transferred, the Company will remove the net assets and liabilities from the Company's consolidated balance sheets. The mortgage note payable on Valley View Center is non-recourse to the Company.

(21)
The loan bears interest at LIBOR plus 1.60% and matures on May 6, 2011, with two one-year extension options. The Company placed an interest rate swap on the loan that effectively converts the loan from floating rate debt to fixed rate debt of 6.94% until April 25, 2011. See Note 5—Derivative Instruments and Hedging Activities. At September 30, 2010 and December 31, 2009, the total interest rate on the loan was 6.94% and 2.09%, respectively.

(22)
On April 27, 2010, the Company replaced the existing loan on the property with a new $135,000 loan that bears interest at LIBOR plus 3.0% and matures on April 27, 2015. The Company placed an interest rate swap on the loan that effectively converts the loan from floating rate debt to fixed rate debt of 8.37% until April 25, 2011. See Note 5—Derivative Instruments and Hedging Activities. At September 30, 2010, the total interest rate was 8.37%.

(23)
The loan bears interest at LIBOR plus 2.00% and matures on June 5, 2011, with two one-year extension options. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 5.50% over the loan term. In addition, the Company placed an interest rate swap on the loan that effectively converts $165,000 of the loan amount from floating rate debt to fixed rate debt of 8.08% until April 25, 2011. See Note 5—Derivative Instruments and Hedging Activities. At September 30, 2010 and December 31, 2009, the total interest rate on the loan was 7.81% and 3.24%, respectively.

(24)
On August 2, 2010, the Company replaced the existing loan on the property with a new $40,000 loan that bears interest at LIBOR plus 0.675% and matures August 1, 2013. As additional collateral for the loan, the Company is required to maintain a deposit of $40,000 with the lender. The interest on the deposit is not restricted. At September 30, 2010, the total interest rate was 1.26%.

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

10. Mortgage Notes Payable: (Continued)

        Total interest expense capitalized was $6,618 and $5,400 for the three months ended September 30, 2010 and 2009, respectively, and $23,127 and $15,223 for the nine months ended September 30, 2010 and 2009, respectively.

        Related party mortgage notes payable are amounts due to affiliates of NML. See Note 17—Related-Party Transactions for interest expense associated with loans from NML.

        The fair value of mortgage notes payable at September 30, 2010 and December 31, 2009 was $3,102,119 and $2,897,332, respectively, based on current interest rates for comparable loans. The method for computing fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

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

        During the nine months ended September 30, 2010 and 2009, the Company repurchased and retired $18,468 and $89,065, respectively, of the Senior Notes for $18,191 and $54,135, respectively, and recorded a (loss) gain on the early extinguishment of debt of ($489) and $29,801, respectively. The repurchases were funded by borrowings under the Company's line of credit or from cash proceeds from the Company's April 2010 common stock offering.

        The carrying value of the Senior Notes at September 30, 2010 and December 31, 2009 was $604,323 and $614,245, respectively, which included unamortized discount of $15,309 and $23,855, respectively. The unamortized discount is amortized into interest expense over the term of the Senior

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

11. Bank and Other Notes Payable: (Continued)

Notes in a manner that approximates the effective interest method. As of September 30, 2010 and December 31, 2009, the effective interest rate was 5.41%. The fair value of the Senior Notes at September 30, 2010 and December 31, 2009 was $614,179 and $596,624, respectively, based on the quoted market price on each date.

Line of Credit:

        The Company has a $1,500,000 revolving line of credit that bears interest at LIBOR plus a spread of 0.75% to 1.10% depending on the Company's overall leverage that was scheduled to mature on April 25, 2010. On April 25, 2010, the Company extended the maturity date to April 25, 2011.

        On April 20, 2010, the Company paid down in full the line of credit with a portion of the proceeds from its equity offering of common stock. See Note 14—Stockholders' Equity. As of December 31, 2009, borrowings outstanding were $655,000 at an average interest rate of 6.10%. The fair value of the Company's line of credit at December 31, 2009 was $643,662 based on a present value model using current interest rate spreads offered to the Company for comparable debt.

Greeley Note:

        On July 27, 2006, concurrent with the sale of Greeley Mall, the Company provided marketable securities to replace Greeley Mall as collateral for the mortgage note payable on the property (See Note 8—Marketable Securities). As a result of this transaction, the mortgage note payable was reclassified to bank and other notes payable. This note bears interest at an effective rate of 6.34% and matures in September 2013. At September 30, 2010 and December 31, 2009, the Greeley note had a balance outstanding of $25,812 and $26,353, respectively. The fair value of the note at September 30, 2010 and December 31, 2009 was $21,211 and $20,589, respectively, based on current interest rates for comparable loans. The method for computing fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

        As of September 30, 2010 and December 31, 2009, the Company was in compliance with all applicable financial loan covenants.

12. Co-Venture Arrangement:

        On September 30, 2009, the Company formed a joint venture whereby a third party acquired a 49.9% interest in Freehold Raceway Mall and Chandler Fashion Center. As part of this transaction, the Company issued a warrant in favor of the third party to purchase 935,358 shares of common stock of the Company at an exercise price of $46.68 per share. See "Warrants" in Note 14—Stockholders' Equity. The Company received approximately $174,650 in cash proceeds for the overall transaction, of which $6,496 was attributed to the warrants.

        As a result of the Company having certain rights under the agreement to repurchase the assets after the seventh year of the venture formation, the transaction did not qualify for sale treatment. The Company, however, is not obligated to repurchase the assets. The transaction has been accounted for

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

12. Co-Venture Arrangement: (Continued)

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

13. Noncontrolling Interests:

        The Company allocates net income of the Operating Partnership based on the weighted average ownership interest during the period. The 8% limited partnership interest of the Operating Partnership not owned by the Company at September 30, 2010 is reflected in these consolidated financial statements as permanent equity.

        The interests in the Operating Partnership are known as OP Units. OP Units not held by the Company are redeemable at the election of the holder, and the Company may redeem them for the Company's stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the ten trading days ending on the respective balance sheet date. Accordingly, as of September 30, 2010 and December 31, 2009, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $512,179 and $422,074, respectively.

        The Company issued common and convertible non-participating preferred units of MACWH, LP in April 2005 in connection with the acquisition of the Wilmorite portfolio. The common and preferred units of MACWH, LP are redeemable at the election of the holder, the Company may redeem them for cash or shares of the Company's stock at the Company's option, and they are classified as permanent equity.

        Included in permanent equity are outside ownership interests in various consolidated joint ventures. The joint ventures do not have rights that require the Company to redeem the ownership interests in either cash or stock.

        As of September 30, 2010, the outside ownership interests in the Company's joint venture in Shoppingtown Mall had a purchase option for $11,366. In addition, under certain conditions as defined by the partnership agreement, these partners have the right to "put" their partnership interests to the Company. Due to the redemption feature of the ownership interest in Shoppingtown Mall, these noncontrolling interests have been included in temporary equity.

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

Stock Offering:

        On April 20, 2010, the Company completed an offering of 30,000,000 newly issued shares of its common stock and on April 23, 2010 issued an additional 1,000,000 newly issued shares of common stock in connection with the underwriters' exercise of its over-allotment option. The net proceeds of the offering, after giving effect to the issuance and sale of all 31,000,000 shares of common stock at an initial price to the public of $41.00 per share, were approximately $1,220,880 after deducting underwriting discounts, commissions and other transaction costs. The Company used a portion of the net proceeds of the offering to pay down its line of credit in full and reduce certain property indebtedness. The Company plans to use the remaining cash for debt repayments and/or general corporate purposes.

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

        The Company has classified the results of operations and loss on sale or write down of assets for the three and nine months ended September 30, 2010 and 2009 for all of the above dispositions as discontinued operations.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

15. Discontinued Operations: (Continued)

        Revenues and (loss) income from discontinued operations consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Mervyn's	$—	$370	$—	$2,940
Village Center	(7)	(3)	(7)	926
Village Plaza	2	494	1	1,542
Village Crossroads	9	711	9	2,083
Village Square I	—	104	—	421
Village Square II	—	323	(5)	1,025
Village Fair North	—	872	—	2,733

	$4	$2,871	$(2)	$11,670

(Loss) income from discontinued operations:
Scottsdale/101	$—	$(2)	$(10)	$(9)
Mervyn's	8	(120)	(19)	55
Village Center	(6)	41	(21)	410
Village Plaza	(4)	156	(31)	571
Village Crossroads	8	349	(15)	1,023
Village Square I	(12)	(28)	(17)	109
Village Square II	(4)	77	(45)	341
Village Fair North	(10)	390	(7)	1,274

	$(20)	$863	$(165)	$3,774

16. Commitments and Contingencies:

        The Company has certain properties subject to non-cancelable operating ground and office leases. The leases expire at various times through 2107, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined in the lease. Ground rent expense was $1,593 and $2,015 for the three months ended September 30, 2010 and 2009, respectively, and $4,361 and $6,102 for the nine months ended September 30, 2010 and 2009, respectively. No contingent rent was incurred during the three or nine months ended September 30, 2010 or 2009.

        As of September 30, 2010 and December 31, 2009, the Company was contingently liable for $26,618 and $27,030, respectively, in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company. In addition, the Company has a $11,366 letter of credit that serves as collateral for a liability assumed in the acquisition of Shoppingtown Mall.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

16. Commitments and Contingencies: (Continued)

        The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the agreement. At September 30, 2010, the Company had $18,000 in outstanding obligations under these construction agreements which it believes will be settled in the next twelve months.

17. Related-Party Transactions:

        Certain unconsolidated joint ventures and third-parties have engaged the Management Companies to manage the operations of the Centers. Under these arrangements, the Management Companies are reimbursed for compensation paid to on-site employees, leasing agents and project managers at the Centers, as well as insurance costs and other administrative expenses. The following are fees charged to unconsolidated joint ventures and third- party managed properties:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Management Fees	$6,662	$5,878	$19,612	$16,473
Development and Leasing Fees	2,754	1,793	9,470	6,204

	$9,416	$7,671	$29,082	$22,677

        Certain mortgage notes on the properties are held by NML (See Note 10—Mortgage Notes Payable). Interest expense in connection with these notes was $3,451 and $4,405 for the three months ended September 30, 2010 and 2009, respectively, and $9,656 and $16,449 for the nine months ended September 30, 2010 and 2009, respectively. Included in accounts payable and accrued expenses is interest payable on these notes of $1,270 and $954 at September 30, 2010 and December 31, 2009, respectively.

        As of September 30, 2010 and December 31, 2009, the Company had loans to unconsolidated joint ventures of $6,972 and $2,316, respectively. Interest income associated with these notes was $121 and $11 for the three months ended September 30, 2010 and 2009, respectively, and $234 and $24 for the nine months ended September 30, 2010 and 2009, respectively. These loans represent initial funds advanced for predevelopment and development stage projects prior to construction loan funding. Correspondingly, loan payables in the same amount have been accrued as an obligation by the various joint ventures.

        Due from affiliates of $4,674 and $6,034 at September 30, 2010 and December 31, 2009, respectively, represents unreimbursed costs and fees due from unconsolidated joint ventures under management agreements.

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

        On March 26, 2010, as part of a separation agreement with a former executive, the Company modified the terms of the awards of 83,794 stock units and 5,109 LTIP Units granted under the LTIP then outstanding. In addition, on September 14, 2010, as part of a separation agreement with another former executive, the Company modified the terms of the awards of 37,242 stock units, 2,385 stock awards and 40,000 SARs then outstanding. As a result of these modifications, the Company recognized an additional $1,688 and $5,281 of compensation cost in the three and nine months ended September 30, 2010, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

18. Share and Unit-Based Plans: (Continued)

        The Company records compensation expense on a straight-line basis for awards, with the exception of the market-indexed LTIP Units. The following summarizes the compensation cost under the share and unit-based plans:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
LTIP units	$3,669	$916	$9,110	$2,883
Stock awards	493	1,568	2,579	5,261
Stock units	2,181	954	7,227	2,168
Stock options	107	150	402	445
SARs	730	749	1,681	2,117
Phantom stock units	241	166	699	487

	$7,421	$4,503	$21,698	$13,361

        The Company capitalized share and unit-based compensation costs of $3,183 and $3,768 for the three months ended September 30, 2010 and 2009, respectively, and $10,494 and $7,642 for the nine months ended September 30, 2010 and 2009, respectively.

        The following table summarizes the activity of the non-vested share and unit based plans:

	LTIP Units		Stock Awards		Phantom Stock		SARs		Stock Units
	Units	Value(1)	Shares	Value(1)	Units	Value(1)	Units	Value(1)	Units	Value(1)
Balance at January 1, 2010	252,940	$55.50	126,137	$69.53	—	$—	1,135,397	$7.51	1,567,597	$7.17
Granted	232,632	48.89	11,664	38.58	52,378	34.89	—	—	—	—
Vested	(213,346)	54.45	(74,143)	78.48	(19,298)	36.24	—	—	(529,048)	7.17
Forfeited	—	—	(307)	61.17	—	—	(76,275)	7.68	—	—

Balance at September 30, 2010	272,226	$50.68	63,351	$53.69	33,080	$34.10	1,059,122	$7.50	1,038,549	$7.17

(1)
Value represents the weighted-average grant date fair value.

        Unrecognized compensation cost of share and unit-based plans at September 30, 2010, consisted of $5,153 from LTIP Units, $1,312 from stock awards, $4,751 from stock units, $1,156 from SARs and $1,128 from phantom stock units.

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

        The income tax benefit (provision) of the TRSs is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Current	$—	$89	$—	$—
Deferred	2,662	(391)	5,252	878

Total income tax benefit (provision)	$2,662	$(302)	$5,252	$878

        Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred tax assets and liabilities of the TRSs relate primarily to differences in the book and tax bases of property and to operating loss carryforwards for federal and state income tax purposes. A valuation allowance for deferred tax assets is provided if the Company believes it is more likely than not that all or some portion of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent on the Company generating sufficient taxable income in future periods. The net operating loss carryforwards are currently scheduled to expire through 2030, beginning in 2021. Net deferred tax assets of $17,942 and $11,866 were included in deferred charges and other assets, net at September 30, 2010 and December 31, 2009, respectively.

        The tax years 2007-2009 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefits will materially change within the next 12 months.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

20. Subsequent Events:

        On October 1, 2010, the Company paid off in full the $75,665 mortgage loan payable on Santa Monica Place. On October 12, 2010, the Company's joint venture in Camelback Colonnade replaced the $41,500 loan on the Center with a new $47,000 loan at a fixed interest rate of 4.56%, maturing October 2015.

        On October 29, 2010, the Company announced a dividend/distribution of $0.50 per share for common stockholders and OP Unit holders of record on November 12, 2010. All dividends/distributions will be paid 100% in cash on December 8, 2010.

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

Management's Overview and Summary

        The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, the Operating Partnership. As of September 30, 2010, the Operating Partnership owned or had an ownership interest in 71 regional shopping centers and 14 community shopping centers totaling approximately 73 million square feet of gross leasable area, or GLA. These 85 regional and community shopping centers are referred to hereinafter as the "Centers," unless the context otherwise requires. The Company is a self-administered and self-managed REIT and conducts all of its operations through the Operating Partnership and the Management Companies.

        The following discussion is based primarily on the consolidated financial statements of the Company for the three and nine months ended September 30, 2010 and 2009. It compares the results of operations for the three months ended September 30, 2010 to the results of operations for the three months ended September 30, 2009 and it compares the results of operations and cash flows for the nine months ended September 30, 2010 to the results of operations and cash flows for the nine months ended September 30, 2009. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

        As of September 30, 2010, 12 former Mervyn's stores in the Company's portfolio remain vacant. The Company is currently seeking replacement tenants for these spaces.

Other Transactions and Events:

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

        On July 15, 2010, a court appointed receiver ("Receiver") assumed operational control of Valley View Center and responsibility for managing all aspects of the property. The Company anticipates the disposition of the asset, which is under the control of the Receiver, will be executed through foreclosure, deed in lieu of foreclosure, or by some other means, and will be completed within the next twelve months. Although the Company is no longer funding any cash shortfall, it continues to record the operations of the Valley View Center until the title for the Center is transferred and its obligation for the loan is discharged. Once title to the Center is transferred, the Company will remove the net assets and liabilities from the Company's consolidated balance sheets. The mortgage note payable on Valley View Center is non-recourse to the Company.

Redevelopment and Development Activity:

        Northgate Mall, the Company's 712,771 square foot regional mall in Marin County, California, opened the first phase of its redevelopment on November 12, 2009. As of September 30, 2010, the Company has incurred approximately $78.1 million of redevelopment costs for this Center and is estimating it will incur approximately $0.9 million of additional costs during the remainder of the year.

        Santa Monica Place in Santa Monica, California opened in August 2010 and includes anchors Bloomingdale's and Nordstrom. As of September 30, 2010, the Company has incurred approximately $264.6 million of redevelopment costs for this Center and is estimating it will incur approximately $0.4 million of additional costs during the remainder of the year.

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

        Some of these estimates and assumptions include judgments on revenue recognition, estimates for common area maintenance and real estate tax accruals, provisions for uncollectible accounts, impairment of long-lived assets, the allocation of purchase price between tangible and intangible assets, and estimates for environmental matters. The Company's significant accounting policies are described in more detail in Note 2—Summary of Significant Accounting Policies in the Company's Notes to the Consolidated Financial Statements. However, the following describes the policies that are deemed to be critical and the significant judgments and uncertainties affecting application of these policies.

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

Deferred Charges:

        Costs relating to obtaining tenant leases are deferred and amortized over the initial term of the agreement using the straight-line method. As these deferred leasing costs represent productive assets incurred in connection with the Company's provision of leasing arrangements at the Centers, the related cash flows are classified as investing activities within the Company's Statements of Cash Flows. Costs relating to financing of shopping center properties are deferred and amortized over the life of the related loan using the straight-line method, which approximates the effective interest method. In-place lease values are amortized over the remaining lease term plus an estimate of the renewal periods. Leasing commissions and legal costs are amortized on a straight-line basis over the individual remaining lease terms. The ranges of the terms of the agreements are as follows:

Deferred lease costs	1 - 15 years
Deferred financing costs	1 - 15 years
In-place lease values	Remaining lease term plus an estimate of renewal periods
Leasing commissions and legal costs	5 - 10 years

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

Comparison of Three Months Ended September 30, 2010 and 2009

Revenues:

        Minimum and percentage rents (collectively referred to as "rental revenue") decreased by $11.0 million, or 9.1%, from 2009 to 2010. The decrease in rental revenue is attributed to a decrease of $9.1 million from the Joint Venture Centers and $6.0 million from the Same Centers offset in part by an increase of $3.7 million from the Redevelopment Centers and $0.4 million from the Mervyn's Properties.

        Rental revenue includes the amortization of above and below-market leases, the amortization of straight-line rents and lease termination income. The amortization of above and below-market leases decreased from $2.3 million in 2009 to $1.8 million in 2010. The amortization of straight-lined rents increased from $2.5 million in 2009 to $3.1 million in 2010. Lease termination income decreased from $8.5 million in 2009 to $1.6 million in 2010.

        Tenant recoveries increased $2.7 million, or 4.6%, from 2009 to 2010. The increase in tenant recoveries is attributed to an increase of $4.5 million from the Same Centers, $2.4 million from the Redevelopment Centers and $0.7 million from the Mervyn's Properties offset in part by a decrease of $4.9 million from the Joint Venture Centers.

Shopping Center and Operating Expenses:

        Shopping center and operating expenses increased $0.3 million, or 0.4%, from 2009 to 2010. The increase in shopping center and operating expenses is attributed to an increase of $3.1 million from the Same Centers and $2.4 million from the Redevelopment Centers offset in part by a decrease of $4.8 million from the Joint Venture Centers and $0.4 million from the Mervyn's Properties.

Management Companies' Operating Expenses:

        Management Companies' operating expenses increased $5.6 million from 2009 to 2010 due to an increase in compensation costs in 2010.

REIT General and Administrative Expenses:

        REIT general and administrative expenses decreased by $2.5 million from 2009 to 2010. The decrease is primarily relating to closing costs incurred from the Chandler/Freehold transaction in 2009 (See "Other Transactions and Events" in Management's Overview and Summary).

Depreciation and Amortization:

        Depreciation and amortization increased $1.9 million from 2009 to 2010. The increase in depreciation and amortization is primarily attributed to an increase of $2.7 million from the Redevelopment Centers, $0.9 million from the Same Centers and $0.3 million from the Mervyn's Properties offset in part by a decrease of $2.6 million from the Joint Venture Centers.

Interest Expense:

        Interest expense decreased $14.1 million from 2009 to 2010. The decrease in interest expense was primarily attributed to a decrease of $8.5 million from borrowings under the Company's line of credit, $6.3 million from a former term loan, $3.5 million from the Joint Venture Centers and $0.2 million from the Senior Notes offset in part by an increase of $2.9 million from the Same Centers and $1.5 million from the Redevelopment Centers.

        The above interest expense items are net of capitalized interest, which increased from $5.4 million in 2009 to $6.6 million in 2010, primarily due to an increase in the cost of borrowing.

Gain (Loss) on Early Extinguishment of Debt:

        The increase in gain on early extinguishment of debt is primarily attributed to the write-off of $2.1 million of unamortized debt premium in connection with the refinancing of the mortgage note payable on Danbury Fair Mall in 2010.

Equity in Income of Unconsolidated Joint Ventures:

        Equity in income of unconsolidated joint ventures increased $0.5 million from 2009 to 2010.

Discontinued Operations:

        Income from discontinued operations decreased $4.8 million in 2009 to 2010. The decrease is primarily attributed to a $4.0 million gain on sale of assets in 2009.

Net Income Attributable to Noncontrolling Interests:

        Net income attributable to noncontrolling interests decreased from $21.5 million in 2009 to $1.0 million in 2010. This decrease is primarily due to a decrease in net income in 2010.

Funds From Operations ("FFO"):

        Primarily as a result of the factors mentioned above, FFO—diluted increased 5.3% from $88.7 million in 2009 to $93.3 million in 2010. For disclosure of net income, the most directly comparable GAAP financial measure, for the periods and a reconciliation of FFO and FFO—diluted to net income available to common stockholders, see "Funds from Operations."

Comparison of Nine Months Ended September 30, 2010 and 2009

Revenues:

        Rental revenue decreased by $49.7 million, or 13.4%, from 2009 to 2010. The decrease in rental revenue is attributed to a decrease of $48.6 million from the Joint Venture Centers and $8.2 million from the Same Centers offset in part by an increase of $6.4 million from the Redevelopment Centers and $0.7 million from the Mervyn's Properties.

        Rental revenue includes the amortization of above and below-market leases, the amortization of straight-line rents and lease termination income. The amortization of above and below-market leases decreased from $7.5 million in 2009 to $5.8 million in 2010. The amortization of straight-lined rents was $4.5 million in 2010 and 2009. Lease termination income decreased from $10.5 million in 2009 to $3.3 million in 2010.

        Tenant recoveries decreased $4.9 million, or 2.7%, from 2009 to 2010. The decrease in tenant recoveries is attributed to a decrease of $22.5 million from the Joint Venture Centers offset in part by an increase of $12.5 million from the Same Centers, $4.2 million from the Redevelopment Centers and $0.9 million from the Mervyn's Properties.

        Management Companies revenue increased $4.5 million from 2009 to 2010. The increase in management companies revenue is due to an increase in management fees and development fees earned in 2010.

Shopping Center and Operating Expenses:

        Shopping center and operating expenses decreased $17.6 million, or 8.8%, from 2009 to 2010. The decrease in shopping center and operating expenses is attributed to a decrease of $25.7 million from the Joint Venture Centers and $1.4 million from the Mervyn's Properties offset in part by an increase of $6.2 million from the Same Centers and $3.3 million from the Redevelopment Centers.

Management Companies' Operating Expenses:

        Management Companies' operating expenses increased $10.0 million from 2009 to 2010 due to an increase in compensation costs in 2010 offset in part by severance costs paid in connection with the implementation of the Company's workforce reduction plan in 2009.

REIT General and Administrative Expenses:

        REIT general and administrative expenses decreased by $1.3 million from 2009 to 2010.

Depreciation and Amortization:

        Depreciation and amortization decreased $4.7 million from 2009 to 2010. The decrease in depreciation and amortization is primarily attributed to a decrease of $13.0 million from the Joint Venture Centers and $0.1 million from the Mervyn's Properties offset in part by an increase of $4.1 million from the Redevelopment Centers and $3.5 million from the Same Centers.

Interest Expense:

        Interest expense decreased $48.3 million from 2009 to 2010. The decrease in interest expense was primarily attributed to a decrease of $20.5 million from a term loan paid off in 2009, $19.9 million from the Joint Venture Centers, $18.3 million from borrowing under the Company's line of credit, $2.7 million from the Redevelopment Centers and $2.2 million from the Senior Notes offset in part by an increase of $15.3 million from the Same Centers.

        The above interest expense items are net of capitalized interest, which increased from $15.2 million in 2009 to $23.1 million in 2010 due to an increase in the cost of borrowing.

Gain (Loss) on Early Extinguishment of Debt:

        The Company recorded a loss of $0.5 million on the early extinguishment of $18.5 million of the Senior Notes in 2010 and a gain of $29.6 million on the early extinguishment of $84.3 million of the Senior Notes in 2009. (See Liquidity and Capital Resources). The change from a gain to a loss on the extinguishment of the Senior Notes is primarily attributed to the increase in market price. In addition the Company wrote-off $2.1 million of unamortized debt premium in connection with the refinancing of the mortgage note payable on Danbury Fair Mall.

Equity in Income of Unconsolidated Joint Ventures:

        Equity in income of unconsolidated joint ventures increased $2.3 million from 2009 to 2010.

Discontinued Operations:

        Loss from discontinued operations decreased from $19.3 million in 2009 to $0.2 million in 2010. The decrease in loss is primarily attributed to a loss of $22.2 million on the sales of six former Mervyn's stores in 2009.

Funds From Operations:

        Primarily as a result of the factors mentioned above, FFO—diluted decreased 3.6% from $251.4 million in 2009 to $242.4 million in 2010. For disclosure of net income, the most directly comparable GAAP financial measure, for the periods and a reconciliation of FFO and FFO—diluted to net income available to common stockholders, see "Funds from Operations."

Operating Activities:

        Cash provided by operations increased from $73.7 million in 2009 to $126.8 million in 2010. The increase was primarily due to changes in assets and liabilities and the results at the Centers as discussed above.

Investing Activities:

        Cash from investing activities decreased from a surplus of $273.0 million in 2009 to a deficit of $112.5 million in 2010. The decrease was primarily due to the decrease in proceeds received from sale of assets of $342.1 million in 2009 and a decrease in distributions from unconsolidated joint ventures of $52.3 million.

Financing Activities:

        Cash from financing activities increased from a deficit of $333.7 million in 2009 to a surplus of $378.8 million in 2010. The increase was primarily attributed to the net proceeds from the stock offering of $1.2 billion in 2010 (See Liquidity and Capital Resources) and an increase in proceeds from the mortgages, bank and other notes payable of $200.0 million offset in part in payments on mortgages, bank and other notes payable of $458.4 million in 2010, a decrease in contribution from the co-venture partner of $165.7 million and a decrease in dividends and distributions of $67.1 million.

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

        The following tables summarize capital expenditures incurred at the Centers:

	For the Nine Months Ended September 30,
(Dollars in thousands)	2010	2009
Consolidated Centers:
Acquisitions of property and equipment	$11,231	$9,673
Development, redevelopment and expansion of Centers	143,794	157,945
Renovations of Centers	15,604	3,589
Tenant allowances	16,064	5,951
Deferred leasing charges	20,496	14,910

	$207,189	$192,068

Joint Venture Centers (at Company's pro rata share):
Acquisitions of property and equipment	$2,832	$3,185
Development, redevelopment and expansion of Centers	24,056	43,892
Renovations of Centers	2,397	2,745
Tenant allowances	3,020	3,158
Deferred leasing charges	3,517	2,968

	$35,822	$55,948

        Management expects amounts to be incurred in future years for tenant allowances and deferred leasing charges to be comparable or less than 2010 and that capital for those expenditures will be available from working capital, cash flow from operations, borrowings on property specific debt or unsecured corporate borrowings. The Company expects to incur between $150 million and $250 million during the next twelve months for development, redevelopment, expansion and renovations. Capital for these major expenditures, developments and/or redevelopments has been, and is expected to continue to be, obtained from a combination of equity or debt financings, which include borrowings under the Company's line of credit and construction loans. In addition to the Company's April 2010 equity offering and property refinancings, the Company has also generated additional liquidity in the past through joint venture transactions and the sale of non-core assets, and may continue to do so in the future.

        The capital and credit markets can fluctuate, and at times, limit access to debt and equity financing for many companies. As demonstrated by the Company's recent activity, including its April 2010 equity offering, the Company was able to access capital; however, there is no assurance the Company will be able to do so in future periods or on similar terms and conditions. Many factors impact the Company's ability to access capital, such as its overall debt level, interest rates, interest coverage ratios and prevailing market conditions. In the event that the Company has significant tenant defaults as a result of the overall economy and general market conditions, the Company could have a decrease in cash flow from operations, which could create borrowings under its line of credit. These events could result in an increase in the Company's proportion of floating rate debt, which would cause it to be subject to interest rate fluctuations in the future.

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

        The Company's total outstanding loan indebtedness at September 30, 2010 was $6.1 billion (including $604.3 million of unsecured debt and $2.2 billion of its pro rata share of joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgages payable collateralized by individual properties. The Company expects that all debt maturities during the next twelve months will be refinanced, extended and/or paid off from the Company's line of credit or cash on hand.

        On March 16, 2007, the Company issued $950 million in Senior Notes that mature on March 15, 2012. The Senior Notes bear interest at 3.25%, payable semiannually, are senior to unsecured debt of the Company and are guaranteed by the Operating Partnership. On April 19, 2010, the Company repurchased and retired $18.5 million of the Senior Notes for $18.2 million. The repurchase was funded by the net proceeds of the stock offering. The carrying value of the Senior Notes at September 30, 2010 was $604.3 million. See Note 11—Bank and Other Notes Payable in the Company's Notes to the Consolidated Financial Statements.

        The Company has a $1.5 billion revolving line of credit that bears interest at LIBOR plus a spread of 0.75% to 1.10% depending on the Company's overall leverage that was scheduled to mature on April 25, 2010. On April 25, 2010, the Company extended the maturity date to April 25, 2011. On April 20, 2010, the Company paid off the balance of the line of credit from the net proceeds of the stock offering. As of September 30, 2010, the Company has access to the entire balance of its $1.5 billion line of credit.

        Cash dividends and distributions for the nine months ended September 30, 2010 were $153.9 million. A total of $126.8 million was funded by cash flows provided by operations. The remaining $27.1 million was funded through distributions received from unconsolidated joint ventures which are included in the cash flows from investing activities section of the Company's Consolidated Statement of Cash Flows.

        At September 30, 2010, the Company was in compliance with all applicable loan covenants under its debt agreements.

        At September 30, 2010, the Company had cash and cash equivalents available of $486.4 million.

Off-Balance Sheet Arrangements:

        The Company accounts for its investments in joint ventures that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the Consolidated Balance Sheets of the Company as "Investments in Unconsolidated Joint Ventures."

        In addition, certain joint ventures also have debt that could become recourse debt to the Company or its subsidiaries, in excess of the Company's pro rata share, should the joint ventures be unable to discharge the obligations of the related debt.

        The following reflects the maximum amount of debt principal that could recourse to the Company at September 30, 2010 (in thousands):

Property	Recourse Debt	Maturity Date
Boulevard Shops	$4,280	12/17/2010
Chandler Village Center	4,375	1/15/2011
The Market at Estrella Falls	8,488	6/1/2011

	$17,143

        Additionally, as of September 30, 2010, the Company is contingently liable for $26.6 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

Long-term Contractual Obligations:

        The following is a schedule of long-term contractual obligations as of September 30, 2010 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)	$4,128,557	$1,501,166	$1,382,471	$452,429	$792,491
Operating lease obligations(1)	822,052	11,036	22,855	24,048	764,113
Purchase obligations(1)	18,000	18,000	—	—	—
Other long-term liabilities(2)	239,882	192,184	3,864	4,172	39,662

	$5,208,491	$1,722,386	$1,409,190	$480,649	$1,596,266

(1)
See Note 16—Commitments and Contingencies of the Company's Consolidated Financial Statements.

(2)
Amount includes $2,356 of unrecognized tax benefits. See Note 19—Income Taxes of the Company's Consolidated Financial Statements.

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

        FFO and FFO on a diluted basis are useful to investors in comparing operating and financial results between periods. This is especially true since FFO excludes real estate depreciation and amortization as the Company believes real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time. The Company believes that such a presentation also provides investors with a more meaningful measure of its operating results in comparison to the operating results of other REITs. Further, FFO on a diluted basis is one of the measures investors find most useful in measuring the dilutive impact of outstanding convertible securities.

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

        The reconciliation of FFO and FFO-diluted to net income available to common stockholders is provided below.

        The following reconciles net income available to common stockholders to FFO and FFO-diluted (dollars and shares in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Net income—available to common stockholders	$8,429	$142,838	$1,632	$135,118
Adjustments to reconcile net income to FFO—basic and diluted:
Noncontrolling interest in the Operating Partnership	913	21,520	167	20,351
Gain on sale or write-down of consolidated assets(1)	(40)	(161,580)	(551)	(136,731)
Add: gain on undepreciated assets—consolidated assets(1)	—	792	—	3,289
Add: noncontrolling interest share of gain on sale of consolidated joint ventures(1)	33	—	2	310
Less: write-down of consolidated assets(1)	—	(589)	—	(28,228)
(Gain) loss on sale of assets from unconsolidated joint ventures(2)	(333)	309	(699)	298
Add: gain (loss) on sale of undepreciated assets—from unconsolidated joint ventures(2)	92	(26)	489	(24)
Add noncontrolling interest on sale of undepreciated consolidated joint ventures
Less write down of unconsolidated joint ventures(2)	—	(282)	(32)	(282)
Depreciation and amortization on consolidated assets	62,801	61,856	181,930	190,507
Less : depreciation and amortization attributable to noncontrolling interest on consolidated joint ventures	(1,995)	(1,117)	(13,585)	(3,247)
Depreciation and amortization on unconsolidated joint ventures(2)	27,977	28,552	84,185	80,961
Less: depreciation on personal property	(4,556)	(3,623)	(11,151)	(10,912)

FFO—basic and diluted	$93,321	$88,650	$242,387	$251,410

Weighted average number of FFO shares outstanding for:
FFO—basic and diluted(3)	142,020	91,347	128,998	89,635

(1)
The net total of these line items equal the loss (gain) on sales of depreciated assets. These line items are included in this reconciliation to provide the Company's investors with more detailed information and do not represent a departure from FFO as defined by NAREIT.

(2)
Unconsolidated assets are presented at the Company's pro rata share.

(3)
Calculated based upon basic net income as adjusted to reach basic FFO. As of September 30, 2010 and 2009, 11.8 million and 11.9 million OP Units were outstanding, respectively.

The computation of FFO—diluted shares outstanding includes the effect of share and unit-based compensation plans and the Senior Notes using the treasury stock method. It also assumes the conversion of MACWH, LP common and preferred units to the extent that they are dilutive to the FFO computation. The MACWH, LP preferred units were antidilutive to the calculations for the three and nine months ended September 30, 2010 and 2009 and were not included in the above calculations.

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

        The following table sets forth information as of September 30, 2010 concerning the Company's long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV") (dollars in thousands):

	For the years ended September 30,
	2011	2012	2013	2014	2015	Thereafter	Total	FV
CONSOLIDATED CENTERS:
Long term debt:
Fixed rate(1)	$799,988	$193,666	$956,808	$74,990	$350,924	$745,374	$3,121,750	$2,949,041
Average interest rate	6.56%	6.23%	5.44%	5.90%	6.30%	6.32%	6.09%
Floating rate	626,916	84,750	74,832	—	—	—	786,498	784,717
Average interest rate	3.47%	6.30%	3.93%				3.82%

Total debt—Consolidated Centers	$1,426,904	$278,416	$1,031,640	$74,990	$350,924	$745,374	$3,908,248	$3,733,758

UNCONSOLIDATED JOINT VENTURE CENTERS:
Long term debt (at Company's pro rata share):
Fixed rate	$107,747	$206,206	$484,062	$225,415	$163,415	$737,327	$1,924,172	$1,887,560
Average interest rate	6.99%	6.90%	6.21%	5.26%	5.97%	6.20%	6.20%
Floating rate	293,626	—	—	—	—	—	293,626	293,382
Average interest rate	3.07%						3.07%

Total debt—Unconsolidated Joint Venture Centers	$401,373	$206,206	$484,062	$225,415	$163,415	$737,327	$2,217,798	$2,180,942

(1)
Fixed rate debt includes the $400.0 million of floating rate mortgages payable. These amounts have effective fixed rates over the remaining term due to the swap agreements as discussed below.

        The consolidated Centers' total fixed rate debt at September 30, 2010 and December 31, 2009 was $3.1 billion and $3.7 billion, respectively. The average interest rate on fixed rate debt at September 30, 2010 and December 31, 2009 was 6.09% and 6.27%, respectively. The consolidated Centers' total floating rate debt at September 30, 2010 and December 31, 2009 was $786.5 million and $840.5 million, respectively. The average interest rate on floating rate debt at September 30, 2010 and December 31, 2009 was 3.82% and 2.96%, respectively.

        The Company's pro rata share of the Joint Venture Centers' fixed rate debt at September 30, 2010 and December 31, 2009 was $1.9 billion and $2.0 billion, respectively. The average interest rate on fixed rate debt at September 30, 2010 and December 31, 2009 was 6.20% and 6.18%, respectively. The Company's pro rata share of the Joint Venture Centers' floating rate debt at September 30, 2010 and December 31, 2009 was $293.6 million and $271.1 million, respectively. The average interest rate on the floating rate debt at September 30, 2010 and December 31, 2009 was 3.07% and 2.10%, respectively.

        The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value (See Note 5—Derivative Instruments and Hedging Activities in the Company's Notes to the Consolidated Financial Statements).

        The following are outstanding derivatives at September 30, 2010 (amounts in thousands):

Property/Entity(1)	Notional Amount	Product	Rate	Maturity	Company's Ownership	Fair Value(1)
Camelback Colonnade	$41,500	Cap	8.54%	11/15/2010	75%	$—
Desert Sky Mall	51,500	Cap	7.65%	3/15/2011	50%	—
La Cumbre Plaza	30,000	Cap	3.00%	6/9/2011	100%	—
Paradise Valley Mall	85,000	Cap	5.00%	9/12/2011	100%	—
Superstition Springs Center	67,500	Cap	8.63%	9/9/2011	33%	—
The Oaks	150,000	Cap	6.25%	7/1/2011	100%	—
Victor Valley Mall	100,000	Swap	5.08%	4/25/2011	100%	(2,732)
Vintage Faire Mall	135,000	Swap	5.08%	4/25/2011	100%	(3,688)
Westside Pavilion	175,000	Cap	5.50%	6/5/2011	100%	—
Westside Pavilion	165,000	Swap	5.08%	4/25/2011	100%	(4,508)

(1)
Fair value at the Company's ownership percentage.

        Interest rate cap agreements ("Cap") offer protection against floating rates on the notional amount from exceeding the rates noted in the above schedule, and interest rate swap agreements ("Swap") effectively replace a floating rate on the notional amount with a fixed rate as noted above.

        In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $10.8 million per year based on $1.1 billion outstanding of floating rate debt at September 30, 2010.

        The fair value of the Company's long-term debt is estimated based on discounted cash flows at interest rates that management believes reflect the risks associated with long-term debt of similar risk and duration.

Item 4.    Controls and Procedures

        As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of September 30, 2010, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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
101
The Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations, (3) the Consolidated Statement of Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

Date: November 5, 2010