Form 10-K
period 2010-12-31
MACERICH CO
filed 2011-02-25
CIK 912242

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

YES ☐ NO ☒

         The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $4.8 billion as of the last business day of the registrant's most recent completed second fiscal quarter based upon the price at which the common shares were last sold on that day.

         Number of shares outstanding of the registrant's common stock, as of February 16, 2011: 130,349,416 shares

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the annual stockholders meeting to be held in 2011 are incorporated by reference into Part III of this Form 10-K

THE MACERICH COMPANY
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010
INDEX

PART I

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K of The Macerich Company (the "Company") contains or incorporates by reference statements that constitute forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as "may," "will," "could," "should," "expects," "anticipates," "intends," "projects," "predicts," "plans," "believes," "seeks," "estimates," "scheduled" and variations of these words and similar expressions. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Forward-looking statements appear in a number of places in this Form 10-K and include statements regarding, among other matters:

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

ITEM 1.    BUSINESS

General

        The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"). As of December 31, 2010, the Operating Partnership owned or had an ownership interest in 71 regional shopping centers and 13 community shopping centers totaling approximately 73 million square feet of gross leasable area ("GLA"). These 84 regional and community shopping centers are referred to herein as the "Centers," and consist of consolidated Centers ("Consolidated Centers") and unconsolidated joint venture Centers ("Unconsolidated Joint Venture Centers") as set forth in "Item 2—Properties," unless the context otherwise requires. The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Company's management companies, Macerich Property Management Company, LLC, a single member Delaware limited liability company, Macerich Management Company, a California corporation, Westcor Partners, L.L.C., a single member Arizona limited liability company, Macerich Westcor Management LLC, a single member Delaware limited liability company, Westcor Partners of Colorado, LLC, a Colorado limited liability company, MACW Mall Management, Inc., a New York corporation, and MACW Property Management, LLC, a single member New York limited liability company. All seven of the management companies are collectively referred to herein as the "Management Companies."

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

Recent Developments

  Acquisitions:

        On January 28, 2011, the Company in a 50/50 joint venture, agreed to acquire the Shops at Atlas, a 400,000 square foot community center in Queens, New York, for a total purchase price of $53.8 million. The Company's share of the purchase price consisting of $26.9 million is expected to be funded from cash on hand.

        On February 24, 2011, the Company increased its ownership interest in Kierland Commons, a 434,690 square foot community center in Scottsdale, Arizona, from 24.5% to 50%. The purchase price for this transaction was $34.2 million in cash and the assumption of $18.6 million of existing debt.

  Financing Activity:

        On March 31, 2010, the Company replaced the existing loan on South Plains Mall with a new $105.0 million fixed rate loan that bears interest at an effective rate of 6.53% and matures on April 11, 2015.

        On April 19, 2010, the Company repurchased and retired $18.5 million of convertible senior notes ("Senior Notes") for $18.3 million. This repurchase resulted in a loss of $0.5 million on early extinguishment of debt. The repurchases were funded through cash on hand.

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

        On April 27, 2010, the Company replaced the existing loan on Vintage Faire Mall with a new $135.0 million loan that bears interest at LIBOR plus 3.0% and matures on April 27, 2015.

        On July 15, 2010, a court appointed receiver ("Receiver") assumed operational control of Valley View Center and responsibility for managing all aspects of the property. The Company anticipates the disposition of the asset, which is under the control of the Receiver, will be executed through foreclosure, deed in lieu of foreclosure, or by some other means, and will be completed within the next twelve months. Although the Company is no longer funding any cash shortfall, it will continue to record the operations of Valley View Center until the title for the Center is transferred and its obligation for the loan is discharged. Once title to the Center is transferred, the Company will remove the net assets and liabilities from the Company's consolidated balance sheets. The $125.0 million mortgage note payable on Valley View Center is non-recourse to the Company.

        On August 2, 2010, the Company replaced the existing loan on Wilton Mall with a new $40.0 million loan that bears interest at LIBOR plus 0.675% and matures on August 1, 2013. As additional collateral for the loan, the Company is required to maintain a deposit of $40.0 million with the lender. The interest on the deposit is not restricted.

        On September 10, 2010, the Company replaced the existing loan on the Danbury Fair Mall with a new $220.0 million loan that bears interest at an effective rate of 5.53% and matures on October 1, 2020. In addition, the loan provides for $30.0 million of additional borrowings at 5.50% subject to certain conditions.

        On October 12, 2010, the Company's joint venture in Camelback Colonnade replaced the existing loan with a new $47.0 million loan that bears interest at an effective rate of 4.82% and matures on October 12, 2015.

        On November 2, 2010, the Company's joint venture in Stonewood Mall replaced the existing loan with a new $114.0 million loan that bears interest at an effective rate of 4.67% and matures on November 1, 2017.

        On November 3, 2010, Pacific Premier Retail Trust, one of the Company's joint ventures, repaid $40.0 million of the $155.0 million balance then outstanding on its credit facility, modified the interest rate to LIBOR plus 3.50% and modified the maturity to November 3, 2012, with a one-year extension option. The credit facility is cross-collateralized by Cascade Mall, Cross Court Plaza, Kitsap Mall, Kitsap Place, Northpoint Plaza and Redmond Town Center.

        On December 15, 2010, the Company's joint venture in Boulevard Shops replaced the existing loan with a new $21.4 million loan that bears interest at LIBOR plus 2.75% and matures on December 16, 2013.

        On December 29, 2010, the Company's co-venture in Freehold Raceway Mall replaced the existing loan on the property with a new $232.9 million loan that bears interest at an effective rate of 4.20% and matures on January 1, 2018.

        On December 30, 2010, the Company's joint venture in Promenade at Casa Grande replaced the existing loan on the property with a new $79.1 million loan that bears interest at LIBOR plus 4.0% with a LIBOR rate floor of 0.50% and matures on December 30, 2013.

        On January 18, 2011, the Company replaced the existing loan on Twenty Ninth Street with a new $107.0 million loan that bears interest at LIBOR plus 2.63% and matures on January 18, 2016.

        On February 1, 2011 the Company paid off the $50.0 million mortgage on Chesterfield Towne Center. The loan bore interest at an effective rate of 9.07% with a maturity in January 2024.

  Redevelopment and Development Activity:

        Northgate Mall, the Company's 715,781 square foot regional mall in Marin County, California, opened the first phase of its redevelopment on November 12, 2009. The remainder of the project was completed in May 2010. The Company incurred approximately $79.0 million of redevelopment costs for the Center.

        Santa Monica Place in Santa Monica, California, which includes anchors Bloomingdale's and Nordstrom, opened in August 2010. The Company incurred approximately $265.0 million of redevelopment costs for the Center.

        At Pacific View Mall in Ventura, California, the Company has added BevMo!, Staples and Massage Envy which join Sephora, Trader Joe's and H&M. BevMo!, Massage Envy and Trader Joe's are scheduled to open in the second quarter of 2011 followed by Staples in the third quarter of 2011. The Company began this recycling of retail space on the property's north end in September 2010.

        On February 5, 2011, a 79,000 square foot Forever 21 opened as part of the Company's phased anchor recycling at Danbury Fair, a 1,261,150 square foot regional shopping center in Fairfield County, Connecticut. Forever 21 joins Dick's Sporting Goods, which opened in November 2010.

The Shopping Center Industry

  General:

        There are several types of retail shopping centers, which are differentiated primarily based on size and marketing strategy. Regional shopping centers generally contain in excess of 400,000 square feet of GLA and are typically anchored by two or more department or large retail stores ("Anchors") and are referred to as "Regional Shopping Centers" or "Malls." Regional Shopping Centers also typically contain numerous diversified retail stores ("Mall Stores"), most of which are national or regional retailers typically located along corridors connecting the Anchors. Community Shopping Centers, also referred to as "strip centers", "urban villages" or "specialty centers," are retail shopping centers that are designed to attract local or neighborhood customers and are typically anchored by one or more supermarkets, discount department stores and/or drug stores. Community Shopping Centers typically contain 100,000 square feet to 400,000 square feet of GLA. Outlet Centers generally contain a wide variety of designer and manufacturer stores located in an open-air center and typically range in size from 200,000 to 850,000 square feet of GLA. In addition, freestanding retail stores are located along the perimeter of the shopping centers ("Freestanding Stores"). Mall Stores and Freestanding Stores over 10,000 square feet are also referred to as "Big Box." Anchors, Mall Stores and Freestanding Stores and other tenants typically contribute funds for the maintenance of the common areas, property taxes, insurance, advertising and other expenditures related to the operation of the shopping center.

  Regional Shopping Centers:

        A Regional Shopping Center draws from its trade area by offering a variety of fashion merchandise, hard goods and services and entertainment, often in an enclosed, climate controlled environment with convenient parking. Regional Shopping Centers provide an array of retail shops and entertainment facilities and often serve as the town center and a gathering place for community, charity, and promotional events.

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

        Acquisitions.    The Company principally focuses on well-located, quality Regional Shopping Centers that can be dominant in their trade area and have strong revenue enhancement potential. In addition, the Company pursues other opportunistic acquisitions of property that include retail and will complement the Company's portfolio. The Company subsequently seeks to improve operating performance and returns from these properties through leasing, management and redevelopment. Since its initial public offering, the Company has acquired interests in shopping centers nationwide. The Company believes that it is geographically well positioned to cultivate and maintain ongoing relationships with potential sellers and financial institutions and to act quickly when acquisition opportunities arise. (See "Recent Developments—Acquisitions").

        Leasing and Management.    The Company believes that the shopping center business requires specialized skills across a broad array of disciplines for effective and profitable operations. For this reason, the Company has developed a fully integrated real estate organization with in-house acquisition, accounting, development, finance, information technology, leasing, legal, marketing, property management and redevelopment expertise. In addition, the Company emphasizes a philosophy of decentralized property management, leasing and marketing performed by on-site professionals. The Company believes that this strategy results in the optimal operation, tenant mix and drawing power of each Center, as well as the ability to quickly respond to changing competitive conditions of the Center's trade area.

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

        On a selective basis, the Company provides property management and leasing services for third parties. The Company currently manages four malls and three community centers for third party owners on a fee basis.

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

  The Centers

        As of December 31, 2010, the Centers consist of 71 Regional Shopping Centers and 13 Community Shopping Centers totaling approximately 73 million square feet of GLA. The 71 Regional Shopping Centers in the Company's portfolio average approximately 942,000 square feet of GLA and range in size from 2.0 million square feet of GLA at Tysons Corner Center to 314,177 square feet of GLA at Panorama Mall. The Company's 13 Community Shopping Centers have an average of approximately 292,000 square feet of GLA. As of December 31, 2010, the Centers included 294 Anchors totaling approximately 38.4 million square feet of GLA and approximately 8,300 Mall Stores and Freestanding Stores totaling approximately 34.2 million square feet of GLA.

  Competition

        There are numerous owners and developers of real estate that compete with the Company in its trade areas. There are seven other publicly traded mall companies in the United States and several large private mall companies, any of which under certain circumstances could compete against the Company for an acquisition of an Anchor or a tenant. In addition, other REITs, private real estate companies, and financial buyers compete with the Company in terms of acquisitions. This results in competition for both the acquisition of properties or centers and for tenants or Anchors to occupy space. Competition for property acquisitions may result in increased purchase prices and may adversely affect the Company's ability to make suitable property acquisitions on favorable terms. The existence of competing shopping centers could have a material adverse impact on the Company's ability to lease space and on the level of rents that can be achieved. There is also increasing competition from other retail formats and technologies, such as lifestyle centers, power centers, Internet shopping, home shopping networks, outlet centers, discount shopping clubs and mail-order services that could adversely affect the Company's revenues.

        In making leasing decisions, the Company believes that retailers consider the following material factors relating to a center: quality, design and location, including consumer demographics; rental rates; type and quality of Anchors and retailers at the center; and management and operational experience and strategy of the center. The Company believes it is able to compete effectively for retail tenants in its local markets based on these criteria in light of the overall size, quality and diversity of its Centers.

  Major Tenants

        The Centers derived approximately 79% of their total rents for the year ended December 31, 2010 from Mall Stores and Freestanding Stores under 10,000 square feet. Big Box and Anchor tenants accounted for 21% of total rents for the year ended December 31, 2010.

        The following retailers (including their subsidiaries) represent the 10 largest rent payers in the Company's portfolio (including joint ventures and excluding Valley View Center) based upon total rents in place as of December 31, 2010:

Tenant	Primary DBA	Number of Locations in the Portfolio	% of Total Rents(1)
Gap Inc.	Gap, Banana Republic, Old Navy	87	2.6%
Limited Brands, Inc.	Victoria Secret, Bath and Body	135	2.4%
Forever 21, Inc.	Forever 21, XXI Forever	46	2.0%
Foot Locker, Inc.	Footlocker, Champs Sports, Lady Footlocker	131	1.6%
Abercrombie & Fitch Co.	Abercrombie & Fitch, Abercrombie, Hollister	75	1.5%
AT&T Mobility LLC(2)	AT&T Wireless, Cingular Wireless	29	1.4%
Golden Gate Capital	Eddie Bauer, Express, J. Jill	59	1.3%
Luxottica Group S.P.A.	Lenscrafters, Sunglass Hut	149	1.3%
American Eagle Outfitters, Inc.	American Eagle Outfitters	61	1.1%
Macy's, Inc.	Macy's, Bloomingdale's	64	1.0%

(1)
Total rents include minimum rents and percentage rents.

(2)
Includes AT&T Mobility office headquarters located at Redmond Town Center.

  Mall Stores and Freestanding Stores

        Mall Store and Freestanding Store leases generally provide for tenants to pay rent comprised of a base (or "minimum") rent and a percentage rent based on sales. In some cases, tenants pay only minimum rent, and in other cases, tenants pay only percentage rent. Historically, most leases for Mall Stores and Freestanding Stores contained provisions that allowed the Centers to recover their costs for maintenance of the common areas, property taxes, insurance, advertising and other expenditures related to the operations of the Center. Since January 2005, the Company has generally entered into leases that require tenants to pay a stated amount for such operating expenses, generally excluding property taxes, regardless of the expenses the Company actually incurs at any Center.

        Tenant space of 10,000 square feet and under in the Company's portfolio at December 31, 2010 comprises 70.2% of all Mall Store and Freestanding Store space. The Company uses tenant spaces of 10,000 square feet and under for comparing rental rate activity. Mall Store and Freestanding Store space greater than 10,000 square feet is inconsistent in size and configuration throughout the Company's portfolio and as a result does not lend itself to a meaningful comparison of rental rate activity with the Company's other space. Most of the non-anchor space over 10,000 square feet is not physically connected to the mall, does not share the same common area amenities and does not benefit from the foot traffic in the mall. As a result, space greater than 10,000 square feet has a unique rent structure that is inconsistent with mall space under 10,000 square feet. Mall Store and Freestanding Store space under 10,000 square feet is more consistent in terms of shape and configuration and, as such, the Company is able to provide a meaningful comparison of rental rate activity for this space.

        The following tables set forth the average base rent per square foot for the Centers, as of December 31 for each of the past five years:

Mall Stores and Freestanding Stores, GLA under 10,000 square feet:

For the Years Ended December 31,	Average Base Rent per Square Foot(1)(2)	Avg. Base Rent Per Sq.Ft. on Leases Executed During the Year(2)(3)	Avg. Base Rent Per Sq.Ft. on Leases Expiring During the Year(2)(4)
Consolidated Centers:
2010(5)	$37.93	$34.99	$37.02
2009	$37.77	$38.15	$34.10
2008	$41.39	$42.70	$35.14
2007	$38.49	$43.23	$34.21
2006	$37.55	$38.40	$31.92
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2010	$46.16	$48.90	$38.39
2009	$45.56	$43.52	$37.56
2008	$42.14	$49.74	$37.61
2007	$38.72	$47.12	$34.87
2006	$37.94	$41.43	$36.19

Big Box and Anchors:

For the Years Ended December 31,	Average Base Rent per Square Foot(1)(2)	Avg. Base Rent Per Sq.Ft. on Leases Executed During the Year(2)(3)	Number of Leases Executed During the Year	Avg. Base Rent Per Sq.Ft. on Leases Expiring During the Year(2)(4)	Number of Leases Expiring During the Year
Consolidated Centers:
2010(5)	$8.64	$13.79	31	$10.64	10
2009	$9.66	$10.13	19	$20.84	5
2008	$9.53	$11.44	26	$9.21	18
2007	$9.08	$18.51	17	$20.13	3
2006	$8.36	$13.06	15	$8.47	4
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2010	$11.90	$24.94	20	$15.63	26
2009	$11.60	$31.73	16	$19.98	16
2008	$11.16	$14.38	14	$10.59	5
2007	$10.89	$18.21	13	$11.03	5
2006	$9.69	$15.90	14	$7.53	2

(1)
Average base rent per square foot is based on spaces occupied as of December 31 for each of the Centers.

(2)
The leases for Promenade at Casa Grande, SanTan Village Power Center and SanTan Village Regional Center were excluded for 2007 and 2008 because they were under development. The leases for The Market at Estrella Falls were excluded for 2008 and 2009 because it was under development. The leases for Santa Monica Place were excluded for 2008, 2009 and 2010 because it was under redevelopment.

(3)
The average base rent per square foot on leases executed during the year represents the actual rent paid on a per square foot basis during the first twelve months.

(4)
The average base rent per square foot on leases expiring during the year represents the actual rent to be paid on a per square foot basis during the final twelve months of the lease.

(5)
The leases for Valley View Center were excluded.

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

	For Years ended December 31,
	2010(1)	2009	2008	2007	2006
Consolidated Centers:
Minimum rents	8.6%	9.1%	8.9%	8.0%	8.1%
Percentage rents	0.4%	0.4%	0.4%	0.4%	0.4%
Expense recoveries(2)	4.4%	4.7%	4.4%	3.8%	3.7%

	13.4%	14.2%	13.7%	12.2%	12.2%

Unconsolidated Joint Venture Centers:
Minimum rents	9.1%	9.4%	8.2%	7.3%	7.2%
Percentage rents	0.4%	0.4%	0.4%	0.5%	0.6%
Expense recoveries(2)	4.0%	4.3%	3.9%	3.2%	3.1%

	13.5%	14.1%	12.5%	11.0%	10.9%

(1)
The cost of occupancy excludes Valley View Center.

(2)
Represents real estate tax and common area maintenance charges.

  Lease Expirations

        The following tables show scheduled lease expirations (for Centers owned as of December 31, 2010, excluding Valley View Center) for the next ten years, assuming that none of the tenants exercise renewal options:

Mall Stores and Freestanding Stores under 10,000 square feet:

Year Ending December 31,	Number of Leases Expiring	Approximate GLA of Leases Expiring(1)	% of Total Leased GLA Represented by Expiring Leases(1)	Ending Base Rent per Square Foot of Expiring Leases(1)	% of Base Rent Represented by Expiring Leases(1)
Consolidated Centers:
2011	430	871,796	13.43%	$36.50	12.18%
2012	362	835,458	12.87%	$35.62	11.39%
2013	329	690,499	10.64%	$38.85	10.27%
2014	238	507,835	7.83%	$37.36	7.26%
2015	270	599,117	9.23%	$38.22	8.76%
2016	216	528,177	8.14%	$41.54	8.40%
2017	277	711,670	10.97%	$41.92	11.42%
2018	247	619,702	9.55%	$41.96	9.95%
2019	195	494,895	7.63%	$44.67	8.46%
2020	159	363,305	5.60%	$51.67	7.18%
Unconsolidated Joint Ventures (at the Company's pro rata share):
2011	484	528,616	14.11%	$38.34	11.04%
2012	378	398,774	10.64%	$41.79	9.08%
2013	397	426,330	11.38%	$46.53	10.81%
2014	326	378,890	10.11%	$52.05	10.74%
2015	351	431,440	11.52%	$54.59	12.83%
2016	304	382,053	10.20%	$50.89	10.59%
2017	243	340,792	9.10%	$47.30	8.78%
2018	210	272,989	7.29%	$51.88	7.72%
2019	193	232,231	6.20%	$60.00	7.59%
2020	171	208,362	5.56%	$59.81	6.79%

Big Boxes and Anchors:

Year Ending December 31,	Number of Leases Expiring	Approximate GLA of Leases Expiring(1)	% of Total Leased GLA Represented by Expiring Leases(1)	Ending Base Rent per Square Foot of Expiring Leases(1)	% of Base Rent Represented by Expiring Leases(1)
Consolidated Centers:
2011	11	566,715	6.01%	$6.36	4.05%
2012	26	1,323,890	14.05%	$7.23	10.75%
2013	10	321,318	3.41%	$10.17	3.67%
2014	18	826,351	8.77%	$7.35	6.82%
2015	17	957,427	10.16%	$5.17	5.56%
2016	16	1,060,538	11.25%	$5.25	6.26%
2017	16	382,092	4.05%	$15.22	6.53%
2018	19	323,407	3.43%	$15.85	5.76%
2019	13	292,302	3.10%	$15.12	4.96%
2020	22	503,659	5.34%	$13.05	7.38%
Unconsolidated Joint Ventures (at the Company's pro rata share):
2011	14	270,368	4.20%	$7.66	2.77%
2012	29	626,466	9.72%	$12.69	10.63%
2013	39	774,182	12.02%	$12.97	13.42%
2014	37	907,217	14.08%	$10.58	12.82%
2015	41	1,095,014	17.00%	$8.42	12.33%
2016	33	581,596	9.03%	$13.47	10.47%
2017	10	116,720	1.81%	$23.98	3.74%
2018	10	327,485	5.08%	$5.27	2.31%
2019	13	170,572	2.65%	$24.71	5.63%
2020	24	693,972	10.77%	$12.95	12.01%

(1)
The ending base rent per square foot on leases expiring during the period represents the final year minimum rent, on a cash basis, for tenant leases expiring during the year. Currently, 59% of leases have provisions for future consumer price index increases that are not reflected in ending base rent. Leases for Santa Monica Place have been excluded from the Consolidated Centers because a portion remains under redevelopment.

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

        Anchors either own their stores, the land under them and in some cases adjacent parking areas, or enter into long-term leases with an owner at rates that are lower than the rents charged to tenants of Mall Stores and Freestanding Stores. Each Anchor that owns its own store and certain Anchors that lease their stores enter into reciprocal easement agreements with the owner of the Center covering, among other things, operational matters, initial construction and future expansion.

        Anchors accounted for approximately 7.6% of the Company's total rents for the year ended December 31, 2010.

        The following table identifies each Anchor, each parent company that owns multiple Anchors and the number of square feet owned or leased by each such Anchor or parent company in the Company's portfolio at December 31, 2010. Anchors at Valley View Center are excluded from the table below.

Name	Number of Anchor Stores	GLA Owned by Anchor	GLA Leased by Anchor	Total GLA Occupied by Anchor
Macy's Inc.
Macy's	52	5,212,558	3,315,845	8,528,403
Bloomingdale's	2	255,888	102,000	357,888

Total	54	5,468,446	3,417,845	8,886,291
Sears Holdings Corporation
Sears	46	3,303,956	2,761,716	6,065,672
Great Indoors, The	1	131,051	—	131,051
K-Mart	1	86,479	—	86,479

Total	48	3,521,486	2,761,716	6,283,202
J.C. Penney	44	4,145,973	1,648,779	5,794,752
Dillard's	23	636,569	3,260,549	3,897,118
Nordstrom	14	1,351,723	1,016,913	2,368,636
Target(1)	12	664,110	910,025	1,574,135
The Bon-Ton Stores, Inc.
Younkers	6	397,119	212,058	609,177
Bon-Ton, The	1	71,222	—	71,222
Herberger's	4	402,573	—	402,573

Total	11	870,914	212,058	1,082,972
Forever 21(2)	10	621,462	324,517	945,979
Kohl's	6	368,157	151,145	519,302
Boscov's	3	301,350	174,717	476,067
Neiman Marcus(3)	4	220,071	308,987	529,058
Home Depot	3	274,402	120,530	394,932
Wal-Mart	2	—	371,527	371,527
Costco	2	166,718	154,701	321,419
Lord & Taylor	3	320,007	—	320,007
Dick's Sporting Goods	3	257,241	—	257,241
Burlington Coat Factory	3	74,585	186,570	261,155
Von Maur	3	246,249	—	246,249
Belk	3	51,240	149,685	200,925
La Curacao	1	—	164,656	164,656
Barneys New York	2	62,046	81,398	143,444
Lowe's	1	—	135,197	135,197
Garden Ridge	1	109,933	—	109,933
Saks Fifth Avenue	1	92,000	—	92,000
Mercado de los Cielos(4)	1	—	77,500	77,500
L.L. Bean	1	75,778	—	75,778
Cabela's	1	—	75,330	75,330
Best Buy	1	—	65,841	65,841
Richman Gordman 1/2 Price	1	60,000	—	60,000
Sports Authority	1	52,250	—	52,250
Bealls	1	40,000	—	40,000
Vacant Anchors(5)	8	—	787,921	787,921

Total	272	20,052,710	16,558,107	36,610,817
Anchors at centers not owned by the Company(6):
Forever 21	6	—	479,726	479,726
Kohl's	3	—	270,390	270,390
Burlington Coat Factory	2	—	168,232	168,232
Vacant Anchors(6)	11	—	836,415	836,415

Total	294	20,052,710	18,312,870	38,365,580

(1)
Target is scheduled to open a 98,000 square foot store at Capitola Mall in 2012.

(2)
The above table includes a 79,000 square foot Forever 21 store which opened at Danbury Fair Mall in February 2011.

(3)
The above table includes an 88,000 square foot Neiman Marcus store scheduled to open at Broadway Plaza in Spring 2012.

(4)
The Mercado de los Cielos, a 77,500 square foot boutique marketplace, partially opened in December 2010 at Desert Sky Mall. The marketplace will be home to over 200 small shops, eateries and service-providers.

(5)
The Company is currently seeking various replacement tenants and/or contemplating redevelopment opportunities for these vacant sites.

(6)
The Company owns a portfolio of 22 former Mervyn's stores located at shopping centers not owned by the Company. Of these 22 stores, six have been leased to Forever 21, three have been leased to Kohl's, two have been leased to Burlington Coat Factory and the remaining 11 are vacant. The Company is currently seeking various replacement tenants for these vacant sites.

Environmental Matters

        Each of the Centers has been subjected to an Environmental Site Assessment—Phase I (which involves review of publicly available information and general property inspections, but does not involve soil sampling or ground water analysis) completed by an environmental consultant.

        Based on these assessments, and on other information, the Company is aware of the following environmental issues, which may result in potential environmental liability and cause the Company to incur costs in responding to these liabilities or in other costs associated with future investigation or remediation:

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

Employees

        As of December 31, 2010, the Company had approximately 2,658 regular and temporary employees, including executive officers (7), personnel in the areas of acquisitions and business development (48), property management/marketing (404), leasing (130), redevelopment/development (89), financial services (286) and legal affairs (63). In addition, in an effort to minimize operating costs, the Company generally maintains its own security and guest services staff (1,613) and in some cases maintenance staff (18). Unions represent twenty of these employees. The Company primarily engages a third party to handle maintenance at the Centers. The Company believes that relations with its employees are good.

Seasonality

        For a discussion of the extent to which the Company's business may be seasonal, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Management's Overview and Summary—Seasonality."

Available Information; Website Disclosure; Corporate Governance Documents

        The Company's corporate website address is www.macerich.com. The Company makes available free-of-charge through this website its reports on Forms 10-K, 10-Q and 8-K and all amendments thereto, as soon as reasonably practicable after the reports have been filed with, or furnished to, the SEC. These reports are available under the heading "Investing—Financial Information—SEC Filings", through a free hyperlink to a third-party service. Information provided on our website is not incorporated by reference into this Form 10-K.

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
    Compensation Committee Charter
    Executive Committee Charter
    Nominating and Corporate Governance Committee Charter

        You may also request copies of any of these documents by writing to:

    Attention: Corporate Secretary
    The Macerich Company
    401 Wilshire Blvd., Suite 700
    Santa Monica, CA 90401

ITEM 1A.    RISK FACTORS

        The following factors, among others, could cause our actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by our management from time to time. These factors, among others, may have a material adverse effect on our business, financial condition, operating results and cash flows. This list should not be considered to be a complete statement of all potential risks or uncertainties, and we may update them in our future periodic reports.

RISKS RELATED TO OUR BUSINESS AND PROPERTIES

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

        Real property investments are subject to varying degrees of risk that may affect the ability of our Centers to generate sufficient revenues to meet operating and other expenses, including debt service, lease payments, capital expenditures and tenant improvements, and to make distributions to us and our stockholders. For purposes of this "Risk Factor" section, Centers wholly owned by us are referred to as "Wholly Owned Centers" and Centers that are partly but not wholly owned by us are referred to as "Joint Venture Centers." A number of factors may decrease the income generated by the Centers, including:

  •
  the national economic climate (including the continued impact of the severe economic recession that began in 2007);

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

  •
  decreased levels of consumer spending, consumer confidence, and seasonal spending (especially during the holiday season when many retailers generate a disproportionate amount of their annual sales);

  •
  negative perceptions by retailers or shoppers of the safety, convenience and attractiveness of a Center; and

  •
  increased costs of maintenance, insurance and operations (including real estate taxes).

        Income from shopping center properties and shopping center values are also affected by applicable laws and regulations, including tax, environmental, safety and zoning laws.

Continued economic weakness from the severe economic recession that began in 2007 may materially and adversely affect our results of operations and financial condition.

        The U.S. economy is still experiencing weakness from the severe recession that began in 2007 and resulted in increased unemployment, the bankruptcy or weakened financial condition of a number of large retailers, decreased consumer spending, a decline in residential and commercial property values and reduced demand and rental rates for retail space. Although the U.S. economy has improved, high levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels and may not for a number of years. We may continue to experience downward pressure on the rental rates we are able to charge as leases signed prior to the recession expire, and tenants may declare bankruptcy, announce store closings or fail to meet their lease obligations, any of which could adversely affect the value of our properties and our financial condition and results of operations.

A significant percentage of our Centers are geographically concentrated and, as a result, are sensitive to local economic and real estate conditions.

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

We are in a competitive business.

        There are numerous owners and developers of real estate that compete with us in our trade areas. There are seven other publicly traded mall companies in the United States and several large private mall companies, any of which under certain circumstances could compete against us for an acquisition of an Anchor or a tenant. In addition, other REITs, private real estate companies, and financial buyers compete with us in terms of acquisitions. This results in competition for both the acquisition of properties or centers and for tenants or Anchors to occupy space. Competition for property acquisitions may result in increased purchase prices and may adversely affect our ability to make suitable property acquisitions on favorable terms. The existence of competing shopping centers could have a material adverse impact on our ability to lease space and on the level of rents that can be achieved. There is also increasing competition from other retail formats and technologies, such as lifestyle centers, power centers, Internet shopping, home shopping networks, outlet centers, discount shopping clubs and mail-order services that could adversely affect our revenues.

We may be unable to renew leases, lease vacant space or re-let space as leases expire, which could adversely affect our financial condition and results of operations.

        There are no assurances that our leases will be renewed or that vacant space in our Centers will be re-let at net effective rental rates equal to or above the current average net effective rental rates or that substantial rent abatements, tenant improvements, early termination rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants. If the rental rates at our Centers decrease, our existing tenants do not renew their leases or we do not re-let a significant portion of our available space and space for which leases will expire, our financial condition and results of operations could be adversely affected.

If Anchors or other significant tenants experience a downturn in their business, close or sell stores or declare bankruptcy, our financial condition and results of operations could be adversely affected.

        Our financial condition and results of operations could be adversely affected if a downturn in the business of, or the bankruptcy or insolvency, of an Anchor or other significant tenant leads them to close retail stores or terminate their leases after seeking protection under the bankruptcy laws from their creditors, including us as lessor. In recent years a number of companies in the retail industry, including some of our tenants, have declared bankruptcy or have gone out of business. We may be unable to re-let stores vacated as a result of voluntary closures or the bankruptcy of a tenant. Furthermore, if the store sales of retailers operating at our Centers decline sufficiently due to adverse economic conditions or for any other reason, tenants might be unable to pay their minimum rents or expense recovery charges. In the event of a default by a lessee, the affected Center may experience delays and costs in enforcing its rights as lessor.

        In addition, Anchors and/or tenants at one or more Centers might terminate their leases as a result of mergers, acquisitions, consolidations or dispositions in the retail industry. The sale of an Anchor or store to a less desirable retailer may reduce occupancy levels, customer traffic and rental income. Given current economic conditions, there is an increased risk that Anchors or other significant tenants will sell stores operating in our Centers or consolidate duplicate or geographically overlapping store locations. Store closures by an Anchor and/or a significant number of tenants may allow other Anchors and/or certain other tenants to terminate their leases, receive reduced rent and/or cease operating their stores at the Center or otherwise adversely affect occupancy at the Center.

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

We may be unable to sell properties at the time we desire and on favorable terms.

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

        Each of our Centers has comprehensive liability, fire, extended coverage and rental loss insurance with insured limits customarily carried for similar properties. We do not insure certain types of losses (such as losses from wars), because they are either uninsurable or not economically insurable. In addition, while we or the relevant joint venture, as applicable, carries specific earthquake insurance on the Centers located in California, the policies are subject to a deductible equal to 5% of the total insured value of each Center, a $100,000 per occurrence minimum and a combined annual aggregate loss limit of $150 million on these Centers. We or the relevant joint venture, as applicable, carries specific earthquake insurance on the Centers located in the Pacific Northwest. However, the policies are subject to a deductible equal to 2% of the total insured value of each Center, a $50,000 per occurrence minimum and a combined annual aggregate loss limit of $800 million on these Centers. While we or the relevant joint venture also carries terrorism insurance on the Centers, the policies are subject to a $50,000 deductible and a combined annual aggregate loss of $800 million. Each Center has environmental insurance covering eligible third-party losses, remediation and non-owned disposal sites, subject to a $100,000 deductible and a $20 million five-year aggregate limit. Some environmental losses are not covered by this insurance because they are uninsurable or not economically insurable. Furthermore, we carry title insurance on all of the Centers for generally less than their full value.

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

        Our total outstanding loan indebtedness at December 31, 2010 was $6.1 billion (which includes $607.0 million of unsecured debt and $2.2 billion of our pro rata share of joint venture debt). Approximately $465.0 million of such indebtedness matures in 2011 (excluding loans with extensions and refinancing transactions that have recently closed). As a result of this substantial indebtedness, we are required to use a material portion of our cash flow to service principal and interest on our debt, which limits the cash flow available for other business opportunities. We are also subject to the risks normally associated with debt financing, including the risk that our cash flow from operations will be insufficient to meet required debt service and that rising interest rates could adversely affect our debt service costs. In addition, our use of interest rate hedging arrangements may expose us to additional risks, including that the counterparty to the arrangement may fail to honor its obligations and that termination of these arrangements typically involves costs such as transaction fees or breakage costs. Furthermore, a majority of our Centers are mortgaged to secure payment of indebtedness, and if income from the Center is insufficient to pay that indebtedness, the Center could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value.

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

        We depend primarily on external financings, principally debt financings, to fund the growth of our business and to ensure that we can meet ongoing maturities of our outstanding debt. Our access to financing depends on the willingness of banks, lenders and other institutions to lend to us based on their underwriting criteria which can fluctuate with market conditions and on conditions in the capital markets in general. The credit markets experienced a severe dislocation during 2008 and 2009, which, for certain periods of time, resulted in the near unavailability of debt financing for even the most creditworthy borrowers. Although the credit markets have recovered from this severe dislocation, there are a number of continuing effects, including a weakening of many traditional sources of debt financing and changes in underwriting standards and terms. There are no assurances that we will continue to be able to obtain the financing we need for future growth or to meet our debt service as obligations mature, or that the financing will be available to us on acceptable terms, or at all. Any such refinancing could also impose more restrictive terms.

RISKS RELATED TO OUR ORGANIZATIONAL STRUCTURE

Certain individuals have substantial influence over the management of both us and the Operating Partnership, which may create conflicts of interest.

        Under the limited partnership agreement of the Operating Partnership, we, as the sole general partner, are responsible for the management of the Operating Partnership's business and affairs. Three of the principals of the Operating Partnership serve as our executive officers, and a member of our board of directors. Accordingly, these principals have substantial influence over our management and the management of the Operating Partnership. As a result, certain decisions concerning our operations or other matters affecting us may present conflicts of interest for these individuals.

Outside partners in Joint Venture Centers result in additional risks to our stockholders.

        We own partial interests in property partnerships that own 46 Joint Venture Centers as well as fee title to a site that is ground-leased to a property partnership that owns a Joint Venture Center and several development sites. We may acquire partial interests in additional properties through joint venture arrangements. Investments in Joint Venture Centers involve risks different from those of investments in Wholly Owned Centers.

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

        The Ownership Limit.    In order for us to maintain our qualification as a REIT, not more than 50% in value of our outstanding stock (after taking into account options to acquire stock) may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include some entities that would not ordinarily be considered "individuals") during the last half of a taxable year. Our Charter restricts ownership of more than 5% (the "Ownership Limit") of the lesser of the number or value of our outstanding shares of stock by any single stockholder or a group of stockholders (with limited exceptions for some holders of limited partnership interests in the Operating Partnership, and their respective families and affiliated entities, including all three principals who serve as one of our executive officers and directors). In addition to enhancing preservation of our status as a REIT, the Ownership Limit may:

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

FEDERAL INCOME TAX RISKS

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        The following table sets forth certain information regarding the Centers and other locations that are wholly owned or partly owned by the Company. Valley View Center is excluded from the table below.

Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Anchors
CONSOLIDATED CENTERS
100%	Capitola Mall(4) Capitola, California	1977/1995	1988	586,106	196,389	91.1%	Macy's, Kohl's, Sears, Target(5)
50.1%	Chandler Fashion Center Chandler, Arizona	2001/2002	—	1,325,594	640,434	98.0%	Dillard's, Macy's, Nordstrom, Sears
100%	Chesterfield Towne Center Richmond, Virginia	1975/1994	2000	1,019,193	475,621	93.4%	Garden Ridge, J.C. Penney, Macy's, Sears
100%	Danbury Fair Danbury, Connecticut	1986/2005	2010	1,261,150	554,910	94.4%	Forever 21(6), J.C. Penney, Lord & Taylor, Macy's, Sears
100%	Deptford Mall Deptford, New Jersey	1975/2006	1990	1,039,971	343,529	99.3%	Boscov's, J.C. Penney, Macy's, Sears
100%	Fiesta Mall Mesa, Arizona	1979/2004	2009	926,329	408,138	90.0%	Dillard's, Macy's, Sears
100%	Flagstaff Mall Flagstaff, Arizona	1979/2002	2007	347,331	143,319	95.0%	Dillard's, J.C. Penney, Sears
50.1%	Freehold Raceway Mall Freehold, New Jersey	1990/2005	2007	1,663,045	871,421	98.2%	J.C. Penney, Lord & Taylor, Macy's, Nordstrom, Sears
100%	Fresno Fashion Fair Fresno, California	1970/1996	2006	962,095	401,214	96.8%	Forever 21, J.C. Penney, Macy's (two)
100%	Great Northern Mall(7) Clay, New York	1988/2005	—	893,396	563,408	93.7%	Macy's, Sears
100%	Green Tree Mall Clarksville, Indiana	1968/1975	2005	793,409	287,824	80.9%	Burlington Coat Factory, Dillard's J.C. Penney, Sears
100%	La Cumbre Plaza(4) Santa Barbara, California	1967/2004	1989	493,432	176,432	91.5%	Macy's, Sears
100%	Northgate Mall San Rafael, California	1964/1986	2010	715,781	245,450	92.9%	Kohl's, Macy's, Sears
100%	Northridge Mall Salinas, California	1972/2003	1994	891,064	354,084	95.1%	Forever 21, J.C. Penney, Macy's, Sears
100%	Oaks, The Thousand Oaks, California	1978/2002	2009	1,113,549	556,056	95.6%	J.C. Penney, Macy's (two), Nordstorm
100%	Pacific View Ventura, California	1965/1996	2001	1,016,187	367,373	95.4%	J.C. Penney, Macy's, Sears, Target
100%	Panorama Mall Panorama, California	1955/1979	2005	314,177	149,177	98.6%	Wal-Mart
100%	Paradise Valley Mall Phoenix, Arizona	1979/2002	2009	1,152,643	372,514	90.5%	Costco, Dillard's, J.C. Penney, Macy's, Sears
100%	Prescott Gateway Prescott, Arizona	2002/2002	2004	583,959	339,771	88.7%	Dillard's, J.C. Penney, Sears
51.3%	Promenade at Casa Grande Casa Grande, Arizona	2007/—	2009	928,407	491,034	91.3%	Dillard's, J.C.Penney, Kohl's, Target
100%	Rimrock Mall Billings, Montana	1978/1996	1999	595,501	287,599	90.5%	Dillard's (two), Herberger's, J.C. Penney
100%	Rotterdam Square Schenectady, New York	1980/2005	1990	579,990	270,215	83.5%	K-Mart, Macy's, Sears
100%	Salisbury, Centre at Salisbury, Maryland	1990/1995	2005	858,090	360,674	95.9%	Boscov's, J.C. Penney, Macy's, Sears
84.9%	SanTan Village Regional Center Gilbert, Arizona	2007/—	2009	966,925	646,925	98.4%	Dillard's, Macy's
100%	Somersville Towne Center Antioch, California	1966/1986	2004	349,264	176,079	91.4%	Macy's, Sears
100%	South Plains Mall Lubbock, Texas	1972/1998	1995	1,079,264	419,477	86.5%	Bealls, Dillard's (two), J.C. Penney, Sears
100%	South Towne Center Sandy, Utah	1987/1997	1997	1,274,727	498,215	95.0%	Dillard's, Forever 21, J.C. Penney, Macy's, Target
100%	Towne Mall Elizabethtown, Kentucky	1985/2005	1989	346,129	175,257	83.1%	Belk, J.C. Penney, Sears
100%	Twenty Ninth Street(4) Boulder, Colorado	1963/1979	2007	829,552	537,898	90.9%	Home Depot, Macy's
100%	Valley River Center(7) Eugene, Oregon	1969/2006	2007	912,497	336,433	90.9%	J.C. Penney, Macy's, Sports Authority
100%	Victor Valley, Mall of(7) Victorville, California	1986/2004	2006	544,545	270,696	97.0%	Forever 21, J.C. Penney, Sears

Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Anchors
100%	Vintage Faire Mall Modesto, California	1977/1996	2008	1,124,414	424,065	99.5%	Forever 21, J.C. Penney, Macy's (two), Sears
100%	Westside Pavilion Los Angeles, California	1985/1998	2007	739,785	381,657	95.9%	Macy's, Nordstrom
100%	Wilton Mall(7) Saratoga Springs, New York	1990/2005	1998	740,824	455,220	96.5%	The Bon-Ton, J.C. Penney, Sears

	Total/Average Consolidated Centers			28,968,325	13,178,508	93.8%

UNCONSOLIDATED JOINT VENTURES(VARIOUS PARTNERS):
33.3%	Arrowhead Towne Center Glendale, Arizona	1993/2002	2004	1,196,941	389,164	98.9%	Dick's Sporting Goods, Dillard's, Forever 21, J.C. Penney, Macy's, Sears
50%	Biltmore Fashion Park Phoenix, Arizona	1963/2003	2006	533,078	228,078	90.1%	Macy's, Saks Fifth Avenue
50%	Broadway Plaza(4) Walnut Creek, California	1951/1985	1994	750,733	217,628	95.1%	Macy's (two), Neiman Marcus(8), Nordstrom
51%	Cascade Mall(9) Burlington, Washington	1989/1999	1998	584,754	260,518	89.3%	J.C. Penney, Macy's (two), Sears, Target
50.1%	Corte Madera, Village at Corte Madera, California	1985/1998	2005	440,181	222,181	93.1%	Macy's, Nordstrom
50%	Desert Sky Mall Phoenix, Arizona	1981/2002	2007	893,561	283,066	82.3%	Burlington Coat Factory, Dillard's, La Curacao, Mercado(10), Sears
50%	Eastland Mall(4)(11) Evansville, Indiana	1978/1998	1996	1,040,949	551,805	96.6%	Dillard's, J.C. Penney, Macy's
50%	Empire Mall(4)(11) Sioux Falls, South Dakota	1975/1998	2000	1,362,613	617,091	95.8%	J.C. Penney, Kohl's, Macy's, Richman Gordman 1/2 Price, Sears, Target, Younkers
25%	FlatIron Crossing Broomfield, Colorado	2000/2002	2009	1,481,616	837,875	94.6%	Dick's Sporting Goods, Dillard's, Macy's, Nordstrom
50%	Granite Run Mall(11) Media, Pennsylvania	1974/1998	1993	1,032,545	531,736	87.6%	Boscov's, J.C. Penney, Sears
50%	Inland Center(4)(7) San Bernardino, California	1966/2004	2004	934,224	206,353	95.6%	Forever 21, Macy's, Sears
51%	Kitsap Mall(9) Silverdale, Washington	1985/1999	1997	846,739	386,756	90.8%	J.C. Penney, Kohl's, Macy's, Sears
50%	Lake Square Mall(11) Leesburg, Florida	1980/1998	1995	559,224	263,187	81.7%	Belk, J.C. Penney, Sears, Target
51%	Lakewood Center(9) Lakewood, California	1953/1975	2001	2,042,295	976,948	93.4%	Costco, Forever 21, Home Depot, J.C. Penney, Macy's, Target
50%	Lindale Mall(11) Cedar Rapids, Iowa	1963/1998	1997	691,211	385,648	95.5%	Sears, Von Maur, Younkers
51%	Los Cerritos Center(7)(9) Cerritos, California	1971/1999	2010	1,309,711	515,117	93.7%	Forever 21, Macy's, Nordstrom, Sears
50%	Mesa Mall(11) Grand Junction, Colorado	1980/1998	2003	847,897	406,359	93.8%	Cabela's, Herberger's, J.C. Penney, Sears, Target
50%	North Bridge, The Shops at(4) Chicago, Illinois	1998/2008	—	679,073	419,073	91.9%	Nordstrom
50%	NorthPark Center(4) Dallas, Texas	1965/2004	2005	1,938,986	886,666	93.5%	Barneys New York, Dillard's, Macy's, Neiman Marcus, Nordstrom
50%	NorthPark Mall(11) Davenport, Iowa	1973/1998	2001	1,073,101	422,645	92.3%	Dillard's, J.C. Penney, Sears, Von Maur, Younkers
51%	Queens Center(4) Queens, New York	1973/1995	2004	963,329	406,605	98.5%	J.C. Penney, Macy's
51%	Redmond Town Center(4)(9) Redmond, Washington	1997/1999	2004	695,432	585,432	90.5%	Macy's
50%	Ridgmar Fort Worth, Texas	1976/2005	2000	1,273,440	399,467	85.5%	Dillard's, J.C. Penney, Macy's, Neiman Marcus, Sears
50%	Rushmore Mall(11) Rapid City, South Dakota	1978/1998	1992	731,164	428,063	84.5%	Herberger's, J.C. Penney, Sears
50%	Scottsdale Fashion Square Scottsdale, Arizona	1961/2002	2009	1,817,045	832,719	97.2%	Barneys New York, Dillard's, Macy's, Neiman Marcus, Nordstrom
50%	Southern Hills Mall(11) Sioux City, Iowa	1980/1998	2003	792,810	479,233	88.3%	J.C. Penney, Sears, Younkers
50%	SouthPark Mall(11) Moline, Illinois	1974/1998	1990	1,017,107	439,051	86.9%	Dillard's, J.C. Penney, Sears, Von Maur, Younkers
50%	SouthRidge Mall(11) Des Moines, Iowa	1975/1998	1998	856,063	467,311	78.3%	J.C. Penney, Sears, Target, Younkers

Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Anchors
51%	Stonewood Mall(4)(9) Downey, California	1953/1997	1991	929,107	355,347	96.5%	J.C. Penney, Kohl's, Macy's, Sears
33.3%	Superstition Springs Center(4) Mesa, Arizona	1990/2002	2002	1,204,803	441,509	95.8%	Best Buy, Burlington Coat Factory, Dillard's, J.C. Penney, Macy's, Sears
50%	Tysons Corner Center(4) McLean, Virginia	1968/2005	2005	2,026,462	1,138,220	98.1%	Bloomingdale's, L.L. Bean, Lord & Taylor, Macy's, Nordstrom
50%	Valley Mall(7)(11) Harrisonburg, Virginia	1978/1998	1992	506,269	191,191	85.4%	Belk, J.C. Penney, Target
51%	Washington Square(9) Portland, Oregon	1974/1999	2005	1,466,670	531,643	88.8%	Dick's Sporting Goods, J.C. Penney, Macy's, Nordstrom, Sears
19%	West Acres Fargo, North Dakota	1972/1986	2001	976,897	424,342	99.8%	Herberger's, J.C. Penney, Macy's, Sears

	Total/Average Unconsolidated Joint Ventures
	(Various Partners)			35,496,030	16,128,027	92.5%

	Total/Average before Community Centers			64,464,355	29,306,535	93.1%

COMMUNITY / SPECIALTY CENTERS:
100%	Borgata, The(12) Scottsdale, Arizona	1981/2002	2006	93,706	93,706	78.8%	—
50%	Boulevard Shops(13) Chandler, Arizona	2001/2002	2004	184,822	184,822	92.9%	—
75%	Camelback Colonnade(7)(13) Phoenix, Arizona	1961/2002	1994	618,401	538,401	94.7%	—
100%	Carmel Plaza(12) Carmel, California	1974/1998	2006	111,686	111,686	91.8%	—
50%	Chandler Festival(13) Chandler, Arizona	2001/2002	—	503,572	368,375	93.5%	Lowe's
50%	Chandler Gateway(13) Chandler, Arizona	2001/2002	—	255,289	124,238	56.8%	The Great Indoors
50%	Chandler Village Center(13) Chandler, Arizona	2004/2002	2006	273,439	130,306	94.7%	Target
39.7%	Estrella Falls, The Market at(13) Goodyear, Arizona	2009/—	2009	236,380	236,380	96.0%	—
100%	Flagstaff Mall, The Marketplace at(4)(12) Flagstaff, Arizona	2007/—	—	267,564	147,034	89.6%	Home Depot
100%	Hilton Village(4)(12) Scottsdale, Arizona	1982/2002	—	79,814	79,814	87.9%	—
24.5%	Kierland Commons(13) Scottsdale, Arizona	1999/2005	2003	434,690	434,690	88.8%	—
34.9%	SanTan Village Power Center(13) Gilbert, Arizona	2004/—	2007	491,037	284,510	92.8%	Wal-Mart
100%	Tucson La Encantada(12) Tucson, Arizona	2002/2002	2005	242,964	242,964	90.1%	—

	Total/Average Community / Specialty Centers			3,793,364	2,976,926	90.5%

	Total before major development and redevelopment
	properties and other assets			68,257,719	32,283,461	92.9%

MAJOR DEVELOPMENT AND REDEVELOPMENT PROPERTIES:
100%	Santa Monica Place(14) Santa Monica, California	1980/1999	2010 ongoing	524,000	300,000	(15)	Bloomingdale's, Nordstrom
100%	Shoppingtown Mall Dewitt, New York	1954/2005	2000	969,355	556,796	(15)	J.C. Penney, Macy's, Sears

	Total Major Development and Redevelopment Properties			1,493,355	856,796

OTHER ASSETS:
100%	Burlington Coat Factory(12)(16)	Various/2007		168,232	—	—	—
100%	Forever 21(12)(16)	Various/2007		479,726	—	—	—
100%	Former Mervyn's(12)(16)	Various/2007		836,415	—	—	—
100%	Hilton Village-Office(4)(12) Scottsdale, Arizona			17,142	17,142	67.3%	—
100%	Kohl's(12)(16)	Various/2007		270,390	—	—	—
100%	Paradise Village Investment Company(12) Phoenix, Arizona			61,481	61,481	84.0%	—
100%	Paradise Village Office Park II(12) Phoenix, Arizona	Various/2002		46,834	46,834	100.0%	—

Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Anchors
51%	Redmond Town Center-Office(9)(13) Redmond, Washington			582,373	582,373	100.0%	—
50%	Scottsdale Fashion Square-Office(13) Scottsdale, Arizona			123,126	123,126	90.2%	—
50%	Tysons Corner Center-Office(13) McLean, Virginia			170,673	170,673	10.9%	—
30%	Wilshire Boulevard(13) Santa Monica, CA	1978/2007		40,000	40,000	100.0%	—

	Total Other Assets			2,796,392	1,041,629

	Grand Total at December 31, 2010			72,547,466	34,181,886

(1)
The Company's ownership interest in this table reflects its legal ownership interest but may not reflect its economic interest since each joint venture has various agreements regarding cash flow, profits and losses, allocations, capital requirements and other matters.

(2)
With respect to 68 Centers, the underlying land controlled by the Company is owned in fee entirely by the Company, or, in the case of Joint Venture Centers, by the joint venture property partnership or limited liability company. With respect to the remaining 16 Centers, the underlying land controlled by the Company is owned by third parties and leased to the Company, the property partnership or the limited liability company pursuant to long-term ground leases. Under the terms of a typical ground lease, the Company, the property partnership or the limited liability company pays rent for the use of the land and is generally responsible for all costs and expenses associated with the building and improvements. In some cases, the Company, the property partnership or the limited liability company has an option or right of first refusal to purchase the land. The termination dates of the ground leases range from 2013 to 2132.

(3)
Includes GLA attributable to Anchors (whether owned or non-owned) and Mall and Freestanding Stores as of December 31, 2010.

(4)
Portions of the land on which the Center is situated are subject to one or more ground leases. See footnote (2).

(5)
Target is scheduled to open a 98,000 square foot store at Capitola Mall in 2012.

(6)
Forever 21 opened a 79,000 square foot store at Danbury Fair Mall in February 2011.

(7)
These properties have a vacant Anchor location. The Company is seeking various replacement tenants and/or contemplating redevelopment opportunities for these vacant sites.

(8)
Neiman Marcus is scheduled to open an 88,000 square foot store at Broadway Plaza in Spring 2012.

(9)
These properties are part of an unconsolidated joint venture with Pacific Premier Retail Trust.

(10)
The Mercado de los Cielos, a 77,500 square foot boutique marketplace, opened partially in December 2010 at Desert Sky Mall. The marketplace will be home to over 200 small shops, eateries and service-providers.

(11)
These properties are part of an unconsolidated joint venture with SDG Macerich Properties, L.P.

(12)
Included in Consolidated Centers.

(13)
Included in Unconsolidated Joint Venture Centers.

(14)
Santa Monica Place closed for redevelopment in January 2008 and reopened in August 2010 with a Bloomingdale's and a Nordstrom. Development continues with The Market scheduled to open in Spring 2011.

(15)
Tenant spaces have been intentionally held off the market and remain vacant because of major development or redevelopment plans. As a result, the Company believes the percentage of mall and freestanding GLA leased and the sales per square foot at these major development properties is not meaningful data.

(16)
The Company owns a portfolio of 22 former Mervyn's stores located at shopping centers not owned by the Company. Of these 22 stores, six have been leased to Forever 21, three have been leased to Kohl's, two have been leased to Burlington Coat Factory and the remaining 11 former Mervyn's locations are vacant. The Company is currently seeking replacement tenants for these vacant sites. With respect to 12 of the 22 stores, the underlying land is owned in fee entirely by the Company. With respect to the remaining 10 stores, the underlying land is owned by third parties and leased to the Company pursuant to long-term building or ground leases. Under the terms of a typical building or ground lease, the Company pays rent for the use of the building or land and is generally responsible for all costs and expenses associated with the building and improvements. In some cases, the Company has an option or right of first refusal to purchase the land. The termination dates of the ground leases range from 2015 to 2027.

Mortgage Debt

        The following table sets forth certain information regarding the mortgages encumbering the Centers, including those Centers in which the Company has less than a 100% interest. The information set forth below is as of December 31, 2010 (dollars in thousands):

Property Pledged as Collateral	Fixed or Floating	Carrying Amount(1)	Interest Rate(2)	Annual Debt Service(3)	Maturity Date	Balance Due on Maturity	Earliest Date Notes Can Be Defeased or Be Prepaid
Consolidated Centers:
Capitola Mall(4)	Fixed	$33,459	7.13%	$4,558	5/15/11	$32,724	Any Time
Chandler Fashion Center(5)	Fixed	159,360	5.50%	12,514	11/1/12	152,097	Any Time
Chesterfield Towne Center(6)	Fixed	50,462	9.07%	6,580	1/1/24	1,087	Any Time
Danbury Fair Mall(7)(8)	Fixed	219,314	5.53%	16,212	10/1/20	165,933	9/10/12
Deptford Mall	Fixed	172,500	5.41%	9,338	1/15/13	172,500	Any Time
Deptford Mall	Fixed	15,248	6.46%	1,217	6/1/16	13,877	Any Time
Fiesta Mall	Fixed	84,000	4.98%	4,095	1/1/15	84,000	Any Time
Flagstaff Mall	Fixed	37,000	5.03%	1,838	11/1/15	37,000	Any Time
Freehold Raceway Mall(5)(9)	Fixed	232,900	4.20%	9,665	1/1/18	216,258	1/1/14
Fresno Fashion Fair(7)	Fixed	165,583	6.76%	13,245	8/1/15	154,596	Any Time
Great Northern Mall	Fixed	38,077	5.19%	2,805	12/1/13	35,566	Any Time
Hilton Village	Fixed	8,581	5.27%	448	2/1/12	8,600	Any Time
La Cumbre Plaza(10)	Floating	23,113	2.44%	263	12/9/11	23,113	Any Time
Northgate, The Mall at(11)	Floating	38,115	7.00%	2,287	1/1/13	38,115	Any Time
Oaks, The(12)	Floating	165,000	2.31%	3,317	7/10/11	165,000	Any Time
Oaks, The(13)	Floating	92,264	2.83%	2,204	7/10/11	92,264	Any Time
Pacific View	Fixed	84,096	7.20%	7,780	8/31/11	83,045	Any Time
Paradise Valley Mall(14)	Floating	85,000	6.30%	4,675	8/31/12	82,000	Any Time
Prescott Gateway	Fixed	60,000	5.86%	3,470	12/1/11	60,000	Any Time
Promenade at Casa Grande(15)	Floating	79,104	5.21%	3,560	12/30/13	79,104	12/30/11
Rimrock Mall	Fixed	40,650	7.57%	3,841	10/1/11	40,025	Any Time
Salisbury, Center at	Fixed	115,000	5.83%	6,657	5/1/16	115,000	Any Time
SanTan Village Regional Center(16)	Floating	138,087	2.94%	3,470	6/13/11	138,087	Any Time
Shoppingtown Mall	Fixed	39,675	5.01%	3,830	5/11/11	38,968	Any Time
South Plains Mall(17)	Fixed	104,132	6.53%	7,780	4/11/15	97,824	3/31/12
South Towne Center	Fixed	87,726	6.39%	6,650	11/5/15	81,162	Any Time
Towne Mall	Fixed	13,348	4.99%	1,206	11/1/12	12,316	Any Time
Tucson La Encantada(4)	Fixed	76,437	5.84%	5,373	6/1/12	74,931	Any Time
Twenty Ninth Street(18)	Floating	106,244	5.45%	5,578	3/25/11	105,789	Any Time
Valley River Center	Fixed	120,000	5.59%	6,696	2/1/16	120,000	Any Time
Valley View Center(19)	Fixed	125,000	5.81%	7,148	1/1/11	125,000	Any Time
Victor Valley, Mall of(20)	Fixed	100,000	6.94%	6,943	5/6/11	100,000	Any Time
Vintage Faire Mall(21)	Fixed	135,000	8.37%	11,303	4/27/15	130,252	4/27/12
Westside Pavilion(22)	Fixed	175,000	7.81%	13,562	6/5/11	175,000	Any Time
Wilton Mall(23)	Floating	40,000	1.26%	374	8/1/13	40,000	Any Time

		$3,259,475

Property Pledged as Collateral	Fixed or Floating	Carrying Amount(1)	Interest Rate(2)	Annual Debt Service(3)	Maturity Date	Balance Due on Maturity	Earliest Date Notes Can Be Defeased or Be Prepaid
Unconsolidated Centers (at Company's Pro Rata Share):
Arrowhead Towne Center (33.3%)	Fixed	$24,793	6.38%	$2,239	10/1/11	$24,303	Any Time
Biltmore Fashion Park (50%)	Fixed	29,747	8.25%	2,642	10/1/14	28,725	4/1/12
Boulevard Shops (50%)(24)	Floating	10,700	3.33%	323	12/16/13	10,154	Any Time
Broadway Plaza (50%)(4)	Fixed	72,806	6.12%	5,460	8/15/15	67,443	Any Time
Camelback Colonnade (75%)(25)	Fixed	35,250	4.82%	1,606	10/12/15	35,250	10/12/13
Chandler Festival (50%)	Fixed	14,850	6.39%	1,086	11/1/15	14,145	Any Time
Chandler Gateway (50%)	Fixed	9,450	6.37%	691	11/1/15	9,002	Any Time
Chandler Village Center (50%)(26)	Floating	8,643	1.39%	108	1/15/11	8,643	Any Time
Corte Madera, The Village at (50.1%)	Fixed	39,654	7.27%	3,265	11/1/16	36,696	11/1/12
Desert Sky Mall (50%)(27)	Floating	25,750	1.36%	350	3/4/11	25,750	Any Time
Eastland Mall (50%)	Fixed	84,000	5.80%	4,867	6/1/16	84,000	Any Time
Empire Mall (50%)	Fixed	88,150	5.81%	5,107	6/1/16	88,150	Any Time
FlatIron Crossing (25%)	Fixed	44,176	5.26%	3,306	12/1/13	41,047	Any Time
Granite Run (50%)	Fixed	57,484	5.84%	4,311	6/1/16	51,604	Any Time
Inland Center (50%)	Fixed	23,400	6.06%	1,404	2/11/11	23,400	Any Time
Kierland Greenway (24.5%)	Fixed	14,604	6.02%	1,145	1/1/13	13,679	Any Time
Kierland Main Street (24.5%)	Fixed	3,636	4.99%	246	1/2/13	3,506	Any Time
Lakewood Center (51%)	Fixed	127,500	5.43%	6,899	6/1/15	127,500	Any Time
Los Cerritos Center (51%)(28)	Floating	102,000	1.13%	963	7/1/11	102,000	Any Time
Market at Estrella Falls (39.7%)(29)	Floating	13,480	2.41%	251	6/1/11	13,480	Any Time
Mesa Mall (50%)	Fixed	43,625	5.82%	2,528	6/1/16	43,625	Any Time
North Bridge, The Shops at (50%)(4)	Fixed	101,056	7.52%	8,600	6/15/16	94,258	Any Time
Northpark Center (50%)(30)	Fixed	128,986	6.70%	10,405	5/10/12	125,847	Any Time
NorthPark Land (50%)	Fixed	38,509	8.33%	3,860	5/10/12	37,593	Any Time
Pacific Premier Retail Trust (51%)(31)	Floating	58,650	5.06%	2,220	11/3/12	58,650	Any Time
Queens Center (51%)(7)	Fixed	169,082	7.30%	15,615	3/1/13	161,281	Any Time
Redmond Office (51%)(4)	Fixed	30,472	7.52%	3,057	5/15/14	27,561	Any Time
Ridgmar (50%)(32)	Fixed	28,546	7.74%	1,733	4/11/11	28,546	Any Time
Rushmore (50%)	Fixed	47,000	5.82%	2,723	6/1/16	47,000	Any Time
SanTan Village Power Center (34.9%)	Fixed	15,705	5.33%	837	2/1/12	15,705	Any Time
Scottsdale Fashion Square (50%)	Fixed	275,000	5.66%	15,565	7/8/13	275,000	Any Time
Southern Hills (50%)	Fixed	50,750	5.82%	2,940	6/1/16	50,750	Any Time
Stonewood Mall (51%)(33)	Fixed	58,140	4.67%	3,918	11/1/17	48,180	12/1/13
Superstition Springs Center (33.3%)(34)	Floating	22,500	0.68%	142	9/9/11	22,500	Any Time
Tysons Corner Center (50%)	Fixed	158,918	4.78%	11,232	2/17/14	146,711	Any Time
Valley Mall (50%)	Fixed	22,323	5.85%	1,678	6/1/16	20,085	Any Time
Washington Square (51%)	Fixed	124,415	6.04%	9,173	1/1/16	114,483	Any Time
West Acres (19%)	Fixed	12,271	6.41%	1,069	10/1/16	10,315	Any Time
Wilshire Building (30%)	Fixed	1,768	6.35%	154	1/1/33	—	Any Time

		$2,217,789

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

  The debt premiums (discounts) as of December 31, 2010 consisted of the following (dollars in thousands):

  Consolidated Centers

Property Pledged as Collateral
Deptford Mall	$(30)
Great Northern Mall	(82)
Hilton Village	(19)
Shoppingtown Mall	482
Towne Mall	183

$534

  Unconsolidated Joint Venture Centers (at Company's Pro Rata Share)

Property Pledged as Collateral
Arrowhead Towne Center	$80
Kierland Greenway	300
Tysons Corner Center	1,815
Wilshire Building	116

$2,311

(2)
The interest rate disclosed represents the effective interest rate, including the debt premiums (discounts), deferred finance costs and notional amounts covered by interest rate swap agreements.

(3)
The annual debt service represents the annual payment of principal and interest.

(4)
Northwestern Mutual Life ("NML") is the lender of this loan. NML is considered a related party as it is a joint venture partner with the Company in Broadway Plaza.

(5)
On September 30, 2009, 49.9% of the loan was assumed by a third party in connection with entering into a co-venture arrangement with that unrelated party.

(6)
On February 1, 2011, the loan was paid off in full with cash on hand.

(7)
NML is the lender for 50% of the loan.

(8)
On September 10, 2010, the Company replaced the existing loan on the property with a new $220,000 loan that bears interest at 5.53% and matures on October 1, 2020. In addition, the loan provides for $30,000 of additional borrowings at 5.50%, subject to certain conditions.

(9)
On December 29, 2010, the Company replaced the existing loan on the property with a new $232,900 loan that bears interest at 4.20% and matures on January 1, 2018.

(10)
The loan bears interest at LIBOR plus 0.88% that was set to mature on December 9, 2010. On the maturity date, the loan was extended to December 9, 2011 and has a remaining extension option, subject to certain conditions, to extend to June 9, 2012. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 3.0% until December 9, 2011.

(11)
The construction loan allows for total borrowings of up to $60,000, bears interest at LIBOR plus 4.50% with a total interest rate floor of 6.0% and matures on January 1, 2013, with two one-year extension options. The loan also includes options for additional borrowings of up to $20,000 depending on certain conditions.

(12)
The loan bears interest at LIBOR plus 1.75% and matures on July 10, 2011 with two one-year extension options. The Company placed an interest rate cap agreement on the loan that effectively prevents LIBOR from exceeding 6.25% on $150,000 of the loan amount over the loan term.

(13)
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

(15)
On December 30, 2010, the Company replaced the existing loan on the property with a new $79,104 loan that bears interest at LIBOR plus 4.0% with a LIBOR rate floor of 0.50% and matures on December 30, 2013.

(16)
The construction loan allows for total borrowings of up to $145,000 and bears interest at LIBOR plus a spread of 2.10% to 2.25%, depending on certain conditions. The loan matures on June 13, 2011, with two one-year extension options.

(17)
On March 31, 2010, the Company replaced the existing loan on the property with a new $105,000 fixed rate loan that bears interest at 6.53% and matures on April 11, 2015.

(18)
The loan bears interest at LIBOR plus 3.40% with a total interest rate floor at 5.25% and was to mature on March 25, 2011. On January 18, 2011, the Company replaced the existing loan on the property with a new $107,000 loan that bears interest at LIBOR plus 2.63% with no interest rate floor and matures on January 18, 2016.

(19)
On July 15, 2010, a court appointed receiver ("Receiver") assumed operational control and responsibility for managing all aspects of the property. The Company anticipates the disposition of the asset, which is under the control of the Receiver, will be executed through foreclosure, deed in lieu of foreclosure, or by some other means, and is expected to be completed within the next twelve months. Although the Company is no longer funding any cash shortfall, it will continue to record the operations of the property until the title for the Center is transferred and its obligation for the loan is discharged. Once title to the Center is transferred, the Company will remove the net assets and liabilities from the Company's consolidated balance sheets. The mortgage note payable on Valley View Center is non-recourse to the Company.

(20)
The loan bears interest at LIBOR plus 1.60% and matures on May 6, 2011, with two one-year extension options. The Company placed an interest rate swap on the loan that effectively converts the loan from floating rate debt to fixed rate debt of 6.94% until April 25, 2011.

(21)
On April 27, 2010, the Company replaced the existing loan on the property with a new $135,000 loan that bears interest at LIBOR plus 3.0% and matures on April 27, 2015. The Company placed an interest rate swap on the loan that effectively converts the loan from floating rate debt to fixed rate debt of 8.37% until April 25, 2011.

(22)
The loan bears interest at LIBOR plus 2.00% and matures on June 5, 2011, with two one-year extension options. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 5.50% over the initial loan term. In addition, the Company placed an interest rate swap on the loan that effectively converts $165,000 of the loan amount from floating rate debt to fixed rate debt of 8.08% until April 25, 2011.

(23)
On August 2, 2010, the Company replaced the existing loan on the property with a new $40,000 loan that bears interest at LIBOR plus 0.675% and matures on August 1, 2013. As additional collateral for the loan, the Company is required to maintain a deposit of $40,000 with the lender. The interest on the deposit is not restricted.

(24)
On December 15, 2010, the joint venture replaced the existing loan with a new $21,400 loan that bears interest at LIBOR plus 2.75% and matures on December 16, 2013.

(25)
On October 12, 2010, the joint venture replaced the existing loan with a new $47,000 loan that bears interest at 4.82% and matures on October 12, 2015.

(26)
The loan bears interest at LIBOR plus 1.00% and was set to mature on January 15, 2011. The loan was extended to March 1, 2011.

(27)
The loan bears interest at LIBOR plus 1.10% and was set to mature on March 4, 2010. The loan was extended to March 4, 2011. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 7.65% over the term.

(28)
The loan bears interest at LIBOR plus 0.67% and matures on July 1, 2011. The joint venture expects to refinance this loan in 2011.

(29)
The construction loan allows for total borrowings of up to $80,000, bears interest at LIBOR plus a spread of 1.50% to 1.60%, depending on certain conditions, and matures on June 1, 2011, with two one-year extension options.

(30)
Contingent interest, as defined in the loan agreement, is due upon the occurrence of certain capital events and is equal to 15% of proceeds less a base amount.

(31)
On November 3, 2010, the joint venture repaid $40,000 of the $155,000 balance then outstanding on its credit facility, modified the interest rate to LIBOR plus 3.50% and modified the maturity to November 3, 2012, with a one-year extension option. The credit facility is cross-collateralized by Cascade Mall, Cross Court Plaza, Kitsap Mall, Kitsap Place, Northpoint Plaza and Redmond Town Center.

(32)
On April 29, 2010, the loan agreement was modified to extend the maturity to April 11, 2011, with an additional one-year extension option.

(33)
On November 2, 2010, the joint venture replaced the existing loan with a new $114,000 loan that bears interest at 4.67% and matures on November 1, 2017.

(34)
The loan bears interest at LIBOR plus 0.37% and was set to mature on September 9, 2010. The loan was extended to September 9, 2011. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 8.63% over the loan term.

ITEM 3.   LEGAL PROCEEDINGS

        None of the Company, the Operating Partnership, the Management Companies or their respective affiliates are currently involved in any material legal proceedings, other than routine litigation arising in the ordinary course of business, most of which is expected to be covered by liability insurance.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The common stock of the Company is listed and traded on the New York Stock Exchange under the symbol "MAC". The common stock began trading on March 10, 1994 at a price of $19 per share. In 2010, the Company's shares traded at a high of $49.86 and a low of $29.30.

        As of February 16, 2011, there were approximately 714 stockholders of record. The following table shows high and low sales prices per share of common stock during each quarter in 2010 and 2009 and dividends/distributions per share of common stock declared and paid by quarter:

	Market Quotation Per Share
			Dividends/ Distributions Declared/Paid
Quarter Ended	High	Low
March 31, 2010	$41.34	$29.30	$0.60	(1)
June 30, 2010	47.19	35.82	0.50
September 30, 2010	45.63	35.50	0.50
December 31, 2010	49.86	42.66	0.50
March 31, 2009	20.45	5.45	0.80
June 30, 2009	21.81	5.95	0.60	(1)
September 30, 2009	35.60	14.46	0.60	(1)
December 31, 2009	38.22	26.67	0.60	(1)

(1)
The dividend was paid 10% in cash and 90% in shares of common stock in accordance with stockholder elections (subject to proration).

        To maintain its qualification as a REIT, the Company is required each year to distribute to stockholders at least 90% of its net taxable income after certain adjustments. Beginning during the second quarter of 2009 and ending during the first quarter 2010, the Company paid its quarterly dividends in a combination of cash and shares of common stock, with the cash limited to 10% of the total dividend. Paying all or a portion of the dividend in a combination of cash and common stock would allow the Company to satisfy its REIT taxable income distribution requirement under existing requirements of the Code, while enhancing the Company's financial flexibility and balance sheet strength. The decision to declare and pay dividends on common stock in the future, as well as the timing, amount and composition of future dividends, will be determined in the sole discretion of the Company's board of directors and will depend on actual and projected cash flow, financial condition, funds from operations, earnings, capital requirements, annual REIT distribution requirements, contractual prohibitions or other restrictions, applicable law and such other factors as the board of directors deems relevant. For example, under the Company's existing financing arrangements, the Company may pay cash dividends and make other distributions based on a formula derived from funds from operations (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations") and only if no default under the financing agreements has occurred, unless, under certain circumstances, payment of the distribution is necessary to enable the Company to continue to qualify as a REIT under the Code.

Stock Performance Graph

        The following graph provides a comparison, from December 31, 2000 through December 31, 2010, of the yearly percentage change in the cumulative total stockholder return (assuming reinvestment of dividends) of the Company, the Standard & Poor's ("S&P") 500 Index, the S&P Midcap 400 Index and the FTSE NAREIT Equity REITs Index, an industry index of publicly-traded REITs (including the Company). The Company is providing the S&P Midcap 400 Index since it is a company within such index.

        The graph assumes that the value of the investment in each of the Company's common stock and the indices was $100 at the beginning of the period.

        Upon written request directed to the Secretary of the Company, the Company will provide any stockholder with a list of the REITs included in the FTSE NAREIT Equity REITs Index. The historical information set forth below is not necessarily indicative of future performance. Data for the FTSE NAREIT Equity REITs Index, the S&P 500 Index and the S&P Midcap 400 Index was provided to the Company by Research Data Group, Inc.

  Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/31/00	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
The Macerich Company	$100.00	$143.83	$179.29	$276.78	$410.73	$457.84	$613.08	$520.55	$143.27	$327.80	$456.23
S&P 500 Index	100.00	88.12	68.64	88.33	97.94	102.75	118.99	125.52	79.08	100.01	115.07
S&P Midcap 400 Index	100.00	99.39	84.97	115.24	134.23	151.08	166.67	179.97	114.77	157.67	199.67
FTSE NAREIT Equity REITs Index	100.00	113.93	118.29	162.21	213.43	239.39	323.32	272.59	169.75	217.26	277.98

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

	Years Ended December 31,
	2010	2009	2008	2007	2006
OPERATING DATA:
Revenues:
Minimum rents(1)	$423,164	$474,261	$528,571	$466,071	$429,343
Percentage rents	18,411	16,631	19,048	25,917	23,817
Tenant recoveries	243,299	244,101	262,238	242,012	224,340
Management Companies	42,895	40,757	40,716	39,752	31,456
Other	30,790	29,904	30,298	27,090	28,355

Total revenues	758,559	805,654	880,871	800,842	737,311

Shopping center and operating expenses	245,878	258,174	281,613	253,258	230,463
Management Companies' operating expenses	90,414	79,305	77,072	73,761	56,673
REIT general and administrative expenses	20,703	25,933	16,520	16,600	13,532
Depreciation and amortization	246,812	262,063	269,938	209,101	193,589
Interest expense	212,818	267,045	295,072	260,862	259,958
(Gain) loss on early extinguishment of debt(2)	(3,661)	(29,161)	(84,143)	877	1,835

Total expenses	812,964	863,359	856,072	814,459	756,050
Equity in income of unconsolidated joint ventures(3)	79,529	68,160	93,831	81,458	86,053
Co-venture expense(4)	(6,193)	(2,262)	—	—	—
Income tax benefit (provision)(5)	9,202	4,761	(1,126)	470	(33)
Gain (loss) on sale or write down of assets, net	497	161,937	(30,911)	12,146	(84)

Income from continuing operations	28,630	174,891	86,593	80,457	67,197

Discontinued operations:(6)
(Loss) gain on sale of assets, net	(23)	(40,171)	99,625	(2,376)	241,816
(Loss) income from discontinued operations	(187)	4,530	8,797	27,981	31,546

Total (loss) income from discontinued operations	(210)	(35,641)	108,422	25,605	273,362

Net income	28,420	139,250	195,015	106,062	340,559
Less net income attributable to noncontrolling interests	3,230	18,508	28,966	29,827	96,010

Net income attributable to the Company	25,190	120,742	166,049	76,235	244,549
Less preferred dividends	—	—	4,124	10,058	10,083
Less adjustment to redemption value of redeemable noncontrolling interests	—	—	—	2,046	17,062

Net income available to common stockholders	$25,190	$120,742	$161,925	$64,131	$217,404

Earnings per common share ("EPS") attributable to
the Company—basic:
Income from continuing operations	$0.19	$1.83	$0.92	$0.79	$0.64
Discontinued operations	—	(0.38)	1.25	0.09	2.41

Net income available to common stockholders	$0.19	$1.45	$2.17	$0.88	$3.05

EPS attributable to the Company—diluted:(7)(8)
Income from continuing operations	$0.19	$1.83	$0.92	$0.79	$0.72
Discontinued operations	—	(0.38)	1.25	0.09	2.31

Net income available to common stockholders	$0.19	$1.45	$2.17	$0.88	$3.03

	As of December 31,
	2010	2009	2008	2007	2006
BALANCE SHEET DATA:
Investment in real estate (before accumulated depreciation)	$6,908,507	$6,697,259	$7,355,703	$7,078,802	$6,356,156
Total assets	$7,645,010	$7,252,471	$8,090,435	$7,937,097	$7,373,676
Total mortgage and notes payable	$3,892,070	$4,531,634	$5,940,418	$5,703,180	$4,993,879
Redeemable noncontrolling interests(9)	$11,366	$20,591	$23,327	$322,619	$322,710
Series A preferred Stock(10)	$—	$—	$—	$83,495	$98,934
Equity(11)	$3,187,996	$2,128,466	$1,641,884	$1,434,701	$1,653,578
OTHER DATA:
Funds from operations ("FFO")—diluted(12)	$351,308	$344,108	$461,515	$396,556	$383,122
Cash flows provided by (used in):
Operating activities	$200,435	$120,890	$251,947	$326,070	$211,850
Investing activities	$(142,172)	$302,356	$(558,956)	$(865,283)	$(126,736)
Financing activities	$294,127	$(396,520)	$288,265	$355,051	$29,208
Number of Centers at year end	84	86	92	94	91
Regional Mall portfolio occupancy(13)	93.1%	91.3%	92.3%	93.1%	93.4%
Regional Mall portfolio sales per square foot(14)	$433	$407	$441	$467	$452
Weighted average number of shares outstanding—EPS basic	120,346	81,226	74,319	71,768	70,826
Weighted average number of shares outstanding—EPS diluted(8)(9)	120,346	81,226	86,794	84,760	88,058
Cash distribution declared per common share	$2.10	$2.60	$3.20	$2.93	$2.75

(1)
Included in minimum rents is amortization of above and below-market leases of $7.5 million, $9.6 million, $22.5 million, $10.3 million and $11.8 million for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively.

(2)
The Company repurchased $18.5 million, $89.1 million and $222.8 million of its Senior Notes during the years ended December 31, 2010, 2009 and 2008, respectively, that resulted in (loss) gain of ($0.5) million, $29.8 million and $84.1 million on the early extinguishment of debt for the years ended December 31, 2010, 2009 and 2008, respectively. The loss on early extinguishment of debt for the year ended December 31, 2010 was offset by a gain of $4.2 million on the early extinguishment of the mortgage notes payable. The gain on early extinguishment of debt for the year ended December 31, 2009 was offset in part by a loss of $0.6 million on the early extinguishment of the term loan.

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

(4)
On September 30, 2009, the Company formed a joint venture with a third party, whereby the third party acquired a 49.9% interest in Freehold Raceway Mall and Chandler Fashion Center. The Company received approximately $174.6 million in cash proceeds for the overall transaction. The Company used the proceeds from this transaction to pay down the Company's line of credit and for general corporate purposes. As part of this transaction, the Company issued a warrant for an aggregate of approximately 0.9 million shares of common stock of the Company. (See Note 15—Stockholders' Equity in the Notes to the Company's Consolidated Financial Statements). The transaction was accounted for as a profit-sharing arrangement, and accordingly the assets, liabilities and operations of the properties remain on the books of the Company and a co-venture obligation was established for the amount of $168.2 million representing the net cash proceeds received from the third party less costs allocated to the warrant.

(5)
The Company's taxable REIT subsidiaries are subject to corporate level income taxes (See Note 22—Income Taxes in the Company's Notes to the Consolidated Financial Statements).

(6)
Discontinued operations include the following:

On June 9, 2006, the Company sold Scottsdale 101 and the results for the period January 1, 2006 to June 9, 2006 have been classified as discontinued operations. The sale of Scottsdale 101 resulted in a gain on sale of asset of $62.7 million.

The Company sold Park Lane Mall on July 13, 2006 and the results for the period January 1, 2006 to July 13, 2006 have been classified as discontinued operations. The sale of Park Lane Mall resulted in a gain on sale of asset of $5.9 million.

The Company sold Greeley Mall and Holiday Village Mall in a combined sale on July 27, 2006, and the results for the period January 1, 2006 to July 27, 2006 have been classified as discontinued operations. The sale of these properties resulted in a gain on sale of assets of $28.7 million.

The Company sold Great Falls Marketplace on August 11, 2006 and the results for the period January 1, 2006 to August 11, 2006 have been classified as discontinued operations. The sale of Great Falls Marketplace resulted in a gain on sale of asset of $11.8 million.

The Company sold Citadel Mall, Crossroads Mall and Northwest Arkansas Mall in a combined sale on December 29, 2006, and the results for the period January 1, 2006 to December 29, 2006 have been classified as discontinued operations. The sale of these properties resulted in a gain on sale of assets of $132.7 million.

In addition, the Company recorded an additional loss of $2.4 million in 2007 related to the sale of properties in 2006.

On January 1, 2008, MACWH, LP, a subsidiary of the Operating Partnership, at the election of the holders, redeemed the 3.4 million participating convertible preferred units ("PCPUs") in exchange for the 16.32% noncontrolling interest in the Non-Rochester Properties, in exchange for the Company's ownership interest in the Rochester Properties. As a result of the Rochester Redemption, the Company recognized a gain of $99.1 million on the exchange (See Note 16—Discontinued Operations—Rochester Redemption in the Company's Notes to the Consolidated Financial Statements).

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

In June 2009, the Company recorded an impairment charge of $26.0 million related to the fee and/or ground leasehold interests in five former Mervyn's stores due to the anticipated loss on the sale of these properties in July 2009. The Company subsequently sold the properties in July 2009 for $52.7 million in total proceeds, resulting in an additional $0.5 million loss related to transaction costs. The Company used the proceeds from the sales to pay down the Company's term loan and for general corporate purposes.

In June 2009, the Company recorded an impairment charge of $1.0 million related to the anticipated loss on the sale of Village Center, a 170,801 square foot urban village property, in July 2009. The Company subsequently sold the property on July 14, 2009 for $11.9 million in total proceeds, resulting in a gain of $0.1 million related to a change in estimate in transaction costs. The Company used the proceeds from the sale to pay down the term loan and for general corporate purposes.

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

The Company has classified the results of operations and gain or loss on sale for all of the above dispositions during the year ended December 31, 2009 as discontinued operations for the years ended December 31, 2010, 2009, 2008, 2007 and 2006.

  Total revenues and income from discontinued operations were:

	Years Ended December 31,
(Dollars in millions)	2010	2009	2008	2007	2006
Revenues:
Scottsdale/101	$—	$—	$—	$0.1	$4.7
Park Lane Mall	—	—	—	—	1.5
Holiday Village	—	—	0.3	0.2	2.9
Greeley Mall	—	—	—	—	4.3
Great Falls Marketplace	—	—	—	—	1.8
Citadel Mall	—	—	—	—	15.7
Northwest Arkansas Mall	—	—	—	—	12.9
Crossroads Mall	—	—	—	—	11.5
Mervyn's	—	3.0	11.8	0.5	—
Rochester Properties	—	—	—	83.1	80.0
Village Center	—	0.9	2.0	2.1	1.9
Village Plaza	—	1.8	2.1	2.1	2.1
Village Crossroads	—	2.1	2.6	2.7	2.2
Village Square I	—	0.6	0.7	0.7	0.7
Village Square II	—	1.3	1.9	1.9	1.8
Village Fair North	—	3.3	3.6	3.7	3.5

Total	$—	$13.0	$25.0	$97.1	$147.5

(Loss) income from operations:
Scottsdale/101	$—	$—	$—	$—	$0.8
Park Lane Mall	—	—	—	—	—
Holiday Village	—	—	0.3	0.2	1.2
Greeley Mall	—	—	—	(0.1)	0.6
Great Falls Marketplace	—	—	—	—	1.1
Citadel Mall	—	—	—	(0.1)	2.5
Northwest Arkansas Mall	—	—	—	—	3.4
Crossroads Mall	—	—	—	—	2.3
Mervyn's	(0.1)	—	2.5	0.2	—
Rochester Properties	—	—	—	21.9	14.5
Village Center	—	0.4	0.6	0.6	0.6
Village Plaza	(0.1)	0.8	1.3	1.1	1.1
Village Crossroads	—	1.1	1.4	1.5	1.1
Village Square I	—	0.2	0.3	0.4	0.4
Village Square II	—	0.4	0.8	0.9	0.9
Village Fair North	—	1.6	1.6	1.4	1.0

Total	$(0.2)	$4.5	$8.8	$28.0	$31.5

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

(11)
Equity includes the noncontrolling interests in the Operating Partnership, nonredeemable noncontrolling interests in consolidated joint ventures and common and non-participating preferred units of MACWH, L.P.

(12)
The Company uses FFO in addition to net income to report its operating and financial results and considers FFO and FFO—diluted as supplemental measures for the real estate industry and a supplement to Generally

  Accepted Accounting Principles ("GAAP") measures. The National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss) computed in accordance with GAAP, excluding gains (or losses) from extraordinary items and sales of depreciated operating properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. The Company also adjusts FFO for the noncontrolling interest due to redemption value on the Rochester Properties (See Note 16—Discontinued Operations in the Company's Notes to the Consolidated Financial Statements.)

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

  Management compensates for the limitations of FFO by providing investors with financial statements prepared according to GAAP, along with this detailed discussion of FFO and a reconciliation of FFO and FFO—diluted to net income available to common stockholders. Management believes that to further understand the Company's performance, FFO should be compared with the Company's reported net income and considered in addition to cash flows in accordance with GAAP, as presented in the Company's Consolidated Financial Statements. For disclosure of net income, the most directly comparable GAAP financial measure, for the periods presented and a reconciliation of FFO and FFO—diluted to net income, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations."

  The computation of FFO—diluted includes the effect of share and unit-based compensation plans and convertible senior notes calculated using the treasury stock method. It also assumes the conversion of MACWH, LP common and preferred units and all other securities to the extent that they are dilutive to the FFO computation. On February 25, 1998, the Company sold $100 million of its Series A Preferred Stock. The Preferred Stock was convertible on a one-for-one basis for common stock. The Series A Preferred Stock then outstanding was dilutive to FFO for all periods presented and was dilutive to net income in 2006.

(13)
Year ended 2010 occupancy excludes Valley View Center.

(14)
Sales are based on reports by retailers leasing Mall Stores and Freestanding Stores for the trailing 12 months for tenants which have occupied such stores for a minimum of 12 months. Sales per square foot are based on tenants 10,000 square feet and under for Regional Malls. Year ended 2007 sales per square foot were $467 after giving effect to the Rochester Redemption and including The Shops at North Bridge. Valley View Center is excluded from year ended 2010 sales per square foot.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Overview and Summary

        The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, the Operating Partnership. As of December 31, 2010, the Operating Partnership owned or had an ownership interest in 71 regional shopping centers and 13 community shopping centers totaling approximately 73 million square feet of GLA. These 84 regional and community shopping centers are referred to hereinafter as the "Centers," unless the context otherwise requires. The Company is a self-administered and self-managed REIT and conducts all of its operations through the Operating Partnership and the Management Companies.

        The following discussion is based primarily on the consolidated financial statements of the Company for the years ended December 31, 2010, 2009 and 2008. It compares the results of operations and cash flows for the year ended December 31, 2010 to the results of operations and cash flows for the year ended December 31, 2009. Also included is a comparison of the results of operations and cash flows for the year ended December 31, 2009 to the results of operations and cash flows for the year ended December 31, 2008. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

        On January 10, 2008, the Company, in a 50/50 joint venture, acquired The Shops at North Bridge, a 679,073 square foot urban shopping center in Chicago, Illinois, for a total purchase price of $515.0 million. The Company's share of the purchase price was funded by the assumption of a pro rata share of the $205.0 million fixed rate mortgage on the Center and by borrowings under the Company's line of credit.

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

        In June 2009, the Company recorded an impairment charge of $1.0 million related to the anticipated loss on the sale of Village Center, a 170,801 square foot urban village property, in July 2009. The Company subsequently sold the property on July 14, 2009 for $11.9 million in total proceeds, resulting in a gain of $0.1 million related to a change in estimate in transaction costs. The Company used the proceeds from the sale to pay down the term loan and for general corporate purposes.

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

        In September 2008, the Company recorded a write-down of $5.2 million due to the anticipated rejection of six of the Company's leases by Mervyn's. In addition, the Company terminated its former plan to sell the 29 Mervyn's stores located at shopping centers not owned or managed by the Company. (See Note 16—Discontinued Operations in the Company's Notes to the Consolidated Financial Statements). The Company's decision was based on then current conditions in the credit market and the assumption that a better return could be obtained by holding and operating the assets. As a result of the change in plans to sell, the Company recorded a loss of $5.3 million for the year ended December 31, 2008 in order to adjust the carrying value of these assets for depreciation expense that otherwise would have been recognized had these assets been continuously classified as held and used.

        In December 2008, Kohl's and Forever 21 assumed a total of 23 of the Mervyn's leases and the remaining 22 leases were rejected by Mervyn's under the bankruptcy laws. As a result, the Company wrote off the unamortized intangible assets and liabilities related to the rejected and unassumed leases in December 2008. In the year ended December 31, 2008, the Company wrote off $27.7 million of unamortized intangible assets related to in place lease values, leasing commissions and legal costs to depreciation and amortization. Also in the year ended December 31, 2008, unamortized intangible assets of $14.9 million relating to above market leases and unamortized intangible liabilities of $24.5 million relating to below market leases were written off to minimum rents.

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

        As of December 31, 2010, 11 former Mervyn's stores in the Company's portfolio remain vacant. The Company is currently seeking replacement tenants for these spaces.

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

        On July 15, 2010, the Receiver assumed operational control of Valley View Center and responsibility for managing all aspects of the property. The Company anticipates the disposition of the asset, which is under the control of the Receiver, will be executed through foreclosure, deed in lieu of foreclosure, or by some other means, and will be completed within the next twelve months. Although the Company is no longer funding any cash shortfall, it will continue to record the operations of Valley View Center until the title for the Center is transferred and its obligation for the loan is discharged. Once title to the Center is transferred, the Company will remove the net assets and liabilities from the Company's consolidated balance sheets. The mortgage note payable on Valley View Center is non-recourse to the Company.

  Redevelopment and Development Activity:

        Northgate Mall, the Company's 715,781 square foot regional mall in Marin County, California, opened the first phase of its redevelopment on November 12, 2009. The remainder of the project was completed in May 2010. The Company incurred approximately $79.0 million of redevelopment costs for the Center.

        Santa Monica Place in Santa Monica, California, which includes anchors Bloomingdale's and Nordstrom, opened in August 2010. The Company incurred approximately $265.0 million of redevelopment costs for the Center.

        At Pacific View Mall in Ventura, California, the Company has added BevMo!, Staples and Massage Envy which join Sephora, Trader Joe's and H&M. BevMo!, Massage Envy and Trader Joe's are scheduled to open in the second quarter of 2011 followed by Staples in the third quarter 2011. The Company began this recycling of retail space on the property's north end in September 2010.

        On February 5, 2011, a 79,000 square foot Forever 21 opened as part of the Company's phased anchor recycling at Danbury Fair, a 1,261,150 square foot regional shopping center in Fairfield County, Connecticut. Forever 21 joins Dick's Sporting Goods, which opened in November 2010.

  Inflation:

        In the last three years, inflation has not had a significant impact on the Company because of a relatively low inflation rate. Most of the leases at the Centers have rent adjustments periodically throughout the lease term. These rent increases are either in fixed increments or based on using an annual multiple of increases in the Consumer Price Index ("CPI"). In addition, about 6%-13% of the leases expire each year, which enables the Company to replace existing leases with new leases at higher base rents if the rents of the existing leases are below the then existing market rate. Additionally, historically the majority of the leases required the tenants to pay their pro rata share of operating expenses. In January 2005, the Company began entering into leases that require tenants to pay a stated amount for operating expenses, generally excluding property taxes, regardless of the expenses actually incurred at any Center. This change shifts the burden of cost control to the Company.

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

  Revenue Recognition:

        Minimum rental revenues are recognized on a straight-line basis over the term of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight line rent adjustment." Currently, 59% of the Mall Store and Freestanding Store leases contain provisions for CPI rent increases periodically throughout the term of the lease. The Company believes that using an annual multiple of CPI increases, rather than fixed contractual rent increases, results in revenue recognition that more closely matches the cash revenue from each lease and will provide more consistent rent growth throughout the term of the leases. Percentage rents are recognized when the tenants' specified sales targets have been met. Estimated recoveries from certain tenants for their pro rata share of real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred. Other tenants pay a fixed rate and these tenant recoveries' revenues are recognized on a straight-line basis over the term of the related leases.

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

  Accounting for Acquisitions:

        The Company first determines the value of land and buildings utilizing an "as if vacant" methodology. The Company then assigns a fair value to any debt assumed at acquisition. The balance of the purchase price is allocated to tenant improvements and identifiable intangible assets or liabilities. Tenant improvements represent the tangible assets associated with the existing leases valued on a fair value basis at the acquisition date prorated over the remaining lease terms. The tenant improvements are classified as an asset under property and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases which come in three forms: (i) leasing commissions and legal costs, which represent the value associated with "cost avoidance" of acquiring in-place leases, such as lease commissions paid under terms generally experienced in the Company's markets; (ii) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the "assumed vacant" property to the occupancy level when purchased; and (iii) above or below market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks. Leasing commissions and legal costs are recorded in deferred charges and other assets and are amortized over the remaining lease terms. The value of in-place leases are recorded in deferred charges and other assets and amortized over the remaining lease terms plus an estimate of renewal of the acquired leases. Above or below market leases are classified in deferred charges and other assets or in other accrued liabilities, depending on whether the contractual terms are above or below market, and the asset or liability is amortized to minimum rents over the remaining terms of the leases.

  Asset Impairment:

        The Company assesses whether an indicator of impairment in the value of its long-lived assets exists by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenant's ability to perform their duties and pay rent under the terms of the leases. The Company may recognize impairment losses if the cash flows are not sufficient to cover its investment. Such a loss would be determined as the difference between the carrying value and the fair value of a center.

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

  Deferred Charges:

        Costs relating to obtaining tenant leases are deferred and amortized over the initial term of the agreement using the straight-line method. As these deferred leasing costs represent productive assets incurred in connection with the Company's provision of leasing arrangements at the Centers, the related cash flows are classified as investing activities within the Company's Consolidated Statements of Cash Flows. Costs relating to financing of shopping center properties are deferred and amortized over the life of the related loan using the straight-line method, which approximates the effective interest method. In-place lease values are amortized over the remaining lease term plus an estimate of the renewal term. Leasing commissions and legal costs are amortized on a straight-line basis over the individual remaining lease years. The ranges of the terms of the agreements are as follows:

Deferred lease costs	1 - 15 years
Deferred financing costs	1 - 15 years
In-place lease values	Remaining lease term plus an estimate for renewal
Leasing commissions and legal costs	5 - 10 years

Results of Operations

        Many of the variations in the results of operations, discussed below, occurred due to the transactions described above including the 2008 Acquisition Property, the Joint Venture Centers, the Mervyn's Properties and the Redevelopment Centers as defined below. For the comparison of the year ended December 31, 2010 to the year ended December 31, 2009, the "Same Centers" include all Consolidated Centers, excluding the Mervyn's Properties, the Joint Venture Centers and the Redevelopment Centers as defined below. For the comparison of the year ended December 31, 2009 to the year ended December 31, 2008, the "Same Centers" include all Consolidated Centers, excluding the 2008 Acquisition Property, the Mervyn's Properties, the Joint Venture Centers and the Redevelopment Centers as defined below.

        For the comparison of the year ended December 31, 2010 to the year ended December 31, 2009, the "Redevelopment Centers" include Northgate Mall, Santa Monica Place and Shoppingtown Mall. For the comparison of the year ended December 31, 2009 to the year ended December 31, 2008, the "Redevelopment Centers" include The Oaks, Northgate Mall, Santa Monica Place and Shoppingtown Mall.

        One of the principal reasons for the changes in the results of operations, discussed below, from (i) the year ended December 31, 2010 compared to the year ended December 31, 2009 and (ii) the year ended December 31, 2009 compared to the year ended December 31, 2008 is because of the change in how the Company classified the Joint Venture Centers. The Joint Venture Centers were classified as Consolidated Centers until the sale of a partial ownership interest in Queens Center and FlatIron Crossing on July 30, 2009 and September 3, 2009, respectively. Therefore, the results of operations of Queens Center for the period of January 1, 2008 to July 29, 2009 and FlatIron Crossing for the period of January 1, 2008 to September 2, 2009 are included in the Company's financial statements as Consolidated Centers. Results of operations subsequent to the sale of the ownership interest in each Joint Venture Center are included in "Equity in income of unconsolidated joint ventures" (See "Acquisitions and Dispositions" in Management's Overview and Summary).

        The U.S. economy, the retail industry as well as the Company's business fundamentals improved in 2010, with the Company's mall occupancy, tenant sales and same center net operating income increasing from 2009. While recent economic data has shown signs of a positive trend, the U.S. economy is still experiencing weakness, high levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels. If this positive trend does not continue, any further continuation of these adverse conditions could harm the Company's business, results of operations and financial condition.

Comparison of Years Ended December 31, 2010 and 2009

  Revenues:

        Minimum and percentage rents (collectively referred to as "rental revenue") decreased by $49.3 million, or 10.0%, from 2009 to 2010. The decrease in rental revenue is attributed to a decrease of $48.6 million from the Joint Venture Centers and $13.3 million from the Same Centers which was offset in part by an increase of $11.5 million from the Redevelopment Centers and $1.1 million from the Mervyn's Properties. The decrease in Same Centers rental revenue is primarily attributed to a decrease in lease termination income.

        Rental revenue includes the amortization of above and below market leases, the amortization of straight-line rents and lease termination income. The amortization of above and below market leases decreased from $9.6 million in 2009 to $7.5 million in 2010. The amortization of straight-lined rents decreased from $6.5 million in 2009 to $5.8 million in 2010. Lease termination income decreased from $16.2 million in 2009 to $4.4 million in 2010.

        Tenant recoveries decreased by $0.8 million from 2009 to 2010. The decrease in tenant recoveries of $22.5 million from the Joint Venture Centers was offset by an increase of $12.9 million from the Same Centers, $7.5 million from the Redevelopment Centers and $1.3 million from the Mervyn's Properties.

  Shopping Center and Operating Expenses:

        Shopping center and operating expenses decreased $12.3 million, or 4.8%, from 2009 to 2010. The decrease in shopping center and operating expenses is attributed to a decrease of $25.7 million from the Joint Venture Centers and $1.5 million from the Mervyn's Properties offset in part by an increase of $7.9 million from the Same Centers and $7.0 million from the Redevelopment Centers.

  Management Companies' Operating Expenses:

        Management Companies' operating expenses increased $11.1 million from 2009 to 2010 due to an increase in compensation costs in 2010 offset in part by severance costs paid in connection with the implementation of the Company's workforce reduction plan in 2009.

  REIT General and Administrative Expenses:

        REIT general and administrative expenses decreased by $5.2 million from 2009 to 2010. The decrease is primarily due to closing costs incurred in connection with the formation of the co-venture arrangement in 2009 (See "Other Transactions and Events" in Management's Overview and Summary).

  Depreciation and Amortization:

        Depreciation and amortization decreased $15.3 million from 2009 to 2010. The decrease in depreciation and amortization is primarily attributed to a decrease of $16.9 million from the Mervyn's Properties and $13.0 million from the Joint Venture Centers offset in part by an increase of $8.3 million from the Redevelopment Centers and $4.8 million from the Same Centers.

  Interest Expense:

        Interest expense decreased $54.2 million from 2009 to 2010. The decrease in interest expense is attributed to a decrease of $25.4 million from borrowing under the Company's line of credit, $20.7 million from a term loan (paid off in 2009), $20.0 million from the Joint Venture Centers, $2.4 million from the Senior Notes and $0.1 million from the Redevelopment Centers offset in part by an increase of $14.4 million from the Same Centers.

        The above interest expense items are net of capitalized interest, which increased from $21.3 million in 2009 to $25.7 million in 2010 due to an increase in redevelopment activity in 2010.

  Gain on Early Extinguishment of Debt:

        The gain on early extinguishment of debt decreased from $29.2 million in 2009 to $3.7 million in 2010. The decrease in gain is due to a decrease in repurchases of the Senior Notes in 2010. (See Liquidity and Capital Resources).

  Equity in Income of Unconsolidated Joint Ventures:

        Equity in income of unconsolidated joint ventures increased $11.4 million from 2009 to 2010. The increase in equity in income from unconsolidated joint ventures is primarily attributed to the $7.6 million write-down at certain joint ventures in 2009 and the deconsolidation of the Joint Venture Centers upon sale in 2009 (See "Acquisitions and Dispositions" in Management's Overview and Summary).

  Discontinued Operations:

        Loss from discontinued operations decreased from $35.6 million in 2009 to $0.2 million in 2010. The decrease in loss is primarily attributed to a loss of $40.2 million on the sales of six former Mervyn's stores and five non-core community centers in 2009.

  Funds From Operations:

        Primarily as a result of the factors mentioned above, FFO—diluted increased 2.1% from $344.1 million in 2009 to $351.3 million in 2010. For disclosure of net income, the most directly comparable GAAP financial measure, for the periods and a reconciliation of FFO and FFO—diluted to net income available to common stockholders, see "Funds from Operations."

  Operating Activities:

        Cash provided by operations increased from $120.9 million in 2009 to $200.4 million in 2010. The increase was primarily due to changes in assets and liabilities and the results at the Centers as discussed above and an increase of $8.4 million in distribution of income from unconsolidated joint ventures.

  Investing Activities:

        Cash from investing activities decreased from a surplus of $302.4 million in 2009 to a deficit of $142.2 million in 2010. The decrease was primarily due to the decrease in proceeds received from the sale of assets of $417.5 million in 2009, a decrease in distributions from unconsolidated joint ventures of $51.9 million, offset in part by a decrease in contributions to unconsolidated joint ventures of $33.7 million.

  Financing Activities:

        Cash from financing activities increased from a deficit of $396.5 million in 2009 to a surplus of $294.1 million in 2010. The increase was primarily attributed to the net proceeds from the stock offering of $1.2 billion in 2010 (See "Liquidity and Capital Resources") and an increase in proceeds from the mortgages, bank and other notes payable of $501.8 million offset in part by net proceeds from the stock offering in 2009 of $383.5 million, an increase in payments on mortgages, bank and other notes payable of $339.1 million, a decrease in contributions from the co-venture partner of $168.2 million and an increase in dividends and distributions of $130.3 million.

Comparison of Years Ended December 31, 2009 and 2008

  Revenues:

        Rental revenue decreased by $56.7 million, or 10.4%, from 2008 to 2009. The decrease in rental revenue is attributed to a decrease of $32.1 million from the Joint Venture Centers, $26.9 million from the Mervyn's Properties and $7.4 million from the Same Centers which is offset in part by an increase of $8.9 million from the Redevelopment Centers and $0.8 million from the 2008 Acquisition Property. The decrease in rental revenue from the Mervyn's Properties is due to the rejection of 22 leases by Mervyn's under the bankruptcy laws in 2008, offset in part by the assumption of 23 of the Mervyn's leases by Kohls and Forever 21 as well as the sale of six of the Mervyn's stores in 2009. The decrease in Same Centers rental revenue is primarily attributed to a decrease in occupancy, a decrease in amortization of above and below market leases and a decrease in percentage rents due to a decrease in retail sales.

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

  REIT General and Administrative Expenses:

        REIT general and administrative expenses increased by $9.4 million from 2008 to 2009. The increase is primarily due to $7.3 million in transaction and other related costs relating to the Chandler Fashion Center and Freehold Raceway Mall transaction (See "Management Overview and Summary—Other Transactions and Events") and $1.5 million in other compensation costs incurred in 2009.

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

        The decrease in interest expense on the Senior Notes is due to a reduction of weighted average outstanding principal balance from 2008 to 2009. The decrease in interest expense on the Company's line of credit was due to a decrease in average outstanding borrowings during 2009, due in part, to the proceeds from sale of the 2009 joint venture transactions (See "Management's Overview and Summary—Acquisitions and Dispositions") and the equity offering in 2009. (See "Liquidity and Capital Resources").

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

  Financing Activities:

        Cash flows from financing activities decreased from a surplus of $288.3 million in 2008 to a deficit of $396.5 million in 2009. The decrease in cash from financing activities was primarily attributed to decreases in cash provided by mortgages, bank and other notes payable of $1.3 billion and cash payments on mortgages, bank and other notes payable of $177.8 million offset in part by the net proceeds from the common stock offering in 2009 of $383.5 million, the decrease in dividends and distributions (See "Liquidity and Capital Resources") of $179.0 million and the contribution from a co-venture partner of $168.2 million. (See "Management's Overview and Summary—Acquisitions and Dispositions").

Liquidity and Capital Resources

        The Company anticipates meeting its liquidity needs for its operating expenses and debt service and dividend requirements through cash generated from operations, working capital reserves and/or borrowings under its unsecured line of credit. The completion of the Company's stock offering in April 2010, which raised net proceeds of approximately $1.2 billion, provided the Company with additional liquidity in 2010. (See Item 1. Business—Recent Developments—"Financing Activity").

        The following tables summarize capital expenditures and lease acquisition costs incurred at the Centers for the years ended December 31:

(Dollars in thousands)	2010	2009	2008
Consolidated Centers:
Acquisitions of property and equipment	$12,888	$11,001	$87,516
Development, redevelopment and expansion of Centers	201,609	216,615	446,119
Renovations of Centers	13,187	9,577	8,541
Tenant allowances	21,993	10,830	14,651
Deferred leasing charges	24,528	19,960	22,263

	$274,205	$267,983	$579,090

Unconsolidated Joint Venture Centers (at Company's pro rata share):
Acquisitions of property and equipment	$6,095	$5,443	$294,416
Development, redevelopment and expansion of Centers	35,264	57,019	60,811
Renovations of Centers	7,025	4,165	3,080
Tenant allowances	8,130	5,092	13,759
Deferred leasing charges	4,664	3,852	4,997

	$61,178	$75,571	$377,063

        The Company expects amounts to be incurred in future years for tenant allowances and deferred leasing charges to be comparable or less than 2010 and that capital for those expenditures will be available from working capital, cash flow from operations, borrowings on property specific debt or unsecured corporate borrowings. The Company expects to incur between $100 million and $200 million during the next twelve months for development, redevelopment, expansion and renovations. Capital for these major expenditures, developments and/or redevelopments has been, and is expected to continue to be, obtained from a combination of equity or debt financings, which include borrowings under the Company's line of credit and construction loans. In addition to the Company's April 2010 equity offering and property refinancings, the Company has also generated additional liquidity in the past through joint venture transactions and the sale of non-core assets, and may continue to do so in the future.

        The capital and credit markets can fluctuate, and at times, limit access to debt and equity financing for companies. As demonstrated by the Company's recent activity, including its April 2010 equity offering, the Company was able to access capital; however, there is no assurance the Company will be able to do so in future periods or on similar terms and conditions. Many factors impact the Company's ability to access capital, such as its overall debt level, interest rates, interest coverage ratios and prevailing market conditions. In the event that the Company has significant tenant defaults as a result of the overall economy and general market conditions, the Company could have a decrease in cash flow from operations, which could create borrowings under its line of credit. These events could result in an increase in the Company's proportion of floating rate debt, which would cause it to be subject to interest rate fluctuations in the future.

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

        The Company's total outstanding loan indebtedness at December 31, 2010 was $6.1 billion (including $607.0 million of unsecured debt and $2.2 billion of its pro rata share of joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgages payable collateralized by individual properties. Approximately $465.0 million of the outstanding total indebtedness matures in 2011 (at the Company's pro rata share and excluding loans with extensions and refinancing transactions that have recently closed). The Company expects that all of these maturities during the next twelve months, except the mortgage note payable on Valley View Center, will be refinanced, restructured, extended and/or paid off from the Company's line of credit or cash on hand.

        On March 16, 2007, the Company issued $950 million in Senior Notes that mature on March 15, 2012. The Senior Notes bear interest at 3.25%, payable semiannually, are senior to unsecured debt of the Company and are guaranteed by the Operating Partnership. On April 19, 2010, the Company repurchased and retired $18.5 million of the Senior Notes for $18.2 million. The repurchase was funded by the net proceeds of the stock offering. The carrying value of the Senior Notes at December 31, 2010 was $607.0 million. See Note 11—Bank and Other Notes Payable in the Company's Notes to the Consolidated Financial Statements.

        The Company has a $1.5 billion revolving line of credit that bears interest at LIBOR plus a spread of 0.75% to 1.10% depending on the Company's overall leverage that was scheduled to mature on April 25, 2010. On April 25, 2010, the Company extended the maturity date to April 25, 2011. On

April 20, 2010, the Company paid off the balance of the line of credit from the net proceeds of the stock offering. As of December 31, 2010, the Company has access to the entire balance of its $1.5 billion line of credit. The Company is currently negotiating a renewal of the line of credit.

        Cash dividends and distributions for the year ended December 31, 2010 were $226.0 million. A total of $200.4 million was funded by cash flows provided by operations. The remaining $25.6 million was funded through distributions received from unconsolidated joint ventures which are included in the cash flows from investing activities section of the Company's Consolidated Statement of Cash Flows.

        At December 31, 2010, the Company was in compliance with all applicable loan covenants under its agreements.

        At December 31, 2010, the Company had cash and cash equivalents available of $445.6 million.

  Off-Balance Sheet Arrangements

        The Company has an ownership interest in a number of unconsolidated joint ventures as detailed in Note 4 to the Company's Consolidated Financial Statements included herein. The Company accounts for those investments that it does not have a controlling interest in or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the Consolidated Balance Sheets of the Company as "Investments in unconsolidated joint ventures" and "Distributions in excess of investments in unconsolidated joint ventures." A pro rata share of the mortgage debt on these properties is shown in "Item 2. Properties—Mortgage Debt."

        In addition, certain joint ventures also have debt that could become recourse debt to the Company or its subsidiaries, in excess of the Company's pro rata share, should the joint ventures be unable to discharge the obligations of the related debt. The following reflects the maximum amount of debt principal under those joint ventures that could recourse to the Company at December 31, 2010 (in thousands):

Property	Recourse Debt	Maturity Date
Boulevard Shops	$4,280	12/16/2013
Chandler Village Center(1)	4,375	1/15/2011
The Market at Estrella Falls	8,488	6/1/2011

	$17,143

(1)
The loan was extended to March 1, 2011.

        Additionally, as of December 31, 2010, the Company is contingently liable for $26.8 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

  Contractual Obligations

        The following is a schedule of contractual obligations as of December 31, 2010 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)	$4,108,443	$1,264,891	$1,435,271	$654,389	$753,892
Operating lease obligations(1)	824,936	13,723	28,241	25,263	757,709
Purchase obligations(1)	12,141	12,141	—	—	—
Other long-term liabilities	243,943	197,821	4,123	4,082	37,917

	$5,189,463	$1,488,576	$1,467,635	$683,734	$1,549,518

(1)
See Note 18—Commitments and Contingencies in the Company's Notes to the Consolidated Financial Statements.

Funds From Operations

        The Company uses FFO in addition to net income to report its operating and financial results and considers FFO and FFO—diluted as supplemental measures for the real estate industry and a supplement to GAAP measures. NAREIT defines FFO as net income (loss) computed in accordance with GAAP, excluding gains (or losses) from extraordinary items and sales of depreciated operating properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. The Company also adjusts FFO for the noncontrolling interest due to redemption value on the Rochester Properties. (See Note 16—Discontinued Operations in the Company's Notes to the Consolidated Financial Statements.)

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

        The following reconciles net income available to common stockholders for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 to FFO and FFO—diluted (dollars and shares in thousands):

	2010	2009	2008	2007	2006
Net income—available to common stockholders	$25,190	$120,742	$161,925	$64,131	$217,404
Adjustments to reconcile net income to FFO—basic:
Noncontrolling interest in the Operating Partnership	2,497	17,517	27,230	11,238	40,827
Gain on sale or write-down of consolidated assets(1)	(474)	(121,766)	(68,714)	(9,771)	(241,732)
Adjustment for redemption value of redeemable noncontrolling interests	—	—	—	2,046	17,062
Add: gain on undepreciated assets—consolidated assets(1)	—	4,762	798	8,047	8,827
Add: noncontrolling interest share of gain on sale of consolidated joint ventures(1)	2	310	185	760	36,831
Less: write-down of consolidated assets(1)	—	(28,434)	(27,445)	—	—
(Gain) loss on sale of assets from unconsolidated joint ventures(2)	(823)	7,642	(3,432)	(400)	(725)
Add: gain (loss) on sale of undepreciated assets from unconsolidated joint ventures(2)	613	(152)	3,039	2,793	725
Add noncontrolling interest on sale of undepreciated consolidated joint ventures	—	—	487	—	—
Less write down of unconsolidated joint ventures(2)	(32)	(7,501)	(94)	—	—
Depreciation and amortization on consolidated assets	246,812	266,164	279,339	231,860	232,219
Less: depreciation and amortization attributable to noncontrolling interests on consolidated joint ventures	(17,979)	(7,871)	(3,395)	(4,769)	(5,422)
Depreciation and amortization on unconsolidated joint ventures(2)	109,906	106,435	96,441	88,807	82,745
Less: depreciation on personal property	(14,404)	(13,740)	(9,952)	(8,244)	(15,722)

FFO—basic	351,308	344,108	456,412	386,498	373,039
Additional adjustments to arrive at FFO—diluted:
Impact of convertible preferred stock	—	—	4,124	10,058	10,083
Impact of non-participating convertible preferred units	—	—	979	—	—

FFO—diluted	$351,308	$344,108	$461,515	$396,556	$383,122

Weighted average number of FFO shares outstanding for:
FFO—basic(3)	132,283	93,010	86,794	84,467	84,138
Adjustments for the impact of dilutive securities in computing FFO-diluted:
Convertible preferred stock	—	—	1,447	3,512	3,627
Non-participating convertible preferred units	—	—	205	—	—
Share and unit-based compensation plans	—	—	—	293	293

FFO—diluted(4)	132,283	93,010	88,446	88,272	88,058

(1)
The net total of these line items equal the loss (gain) on sales of depreciated assets. These line items are included in this reconciliation to provide the Company's investors with more detailed information and do not represent a departure from FFO as defined by NAREIT.

(2)
Unconsolidated assets are presented at the Company's pro rata share.

(3)
Calculated based upon basic net income as adjusted to reach basic FFO. As of December 31, 2010, 2009, 2008, 2007 and 2006, 11.6 million, 12.0 million, 11.6 million, 12.5 million and 13.2 million of aggregate OP Units were outstanding, respectively.

(4)
The computation of FFO—diluted shares outstanding includes the effect of share and unit-based compensation plans and the Senior Notes using the treasury stock method. It also assumes the conversion of MACWH, LP common and preferred units to the extent that they are dilutive to the FFO computation. On February 25, 1998, the Company sold $100 million of its Series A Preferred Stock. The holder of the Series A Preferred Stock converted 0.6 million, 0.7 million, 1.3 million and 1.0 million shares to common shares on October 18, 2007, May 6, 2008, May 8, 2008 and September 17, 2008, respectively. The preferred stock was convertible on a one-for-one basis for common stock. The then outstanding preferred shares were assumed converted for purposes of 2008, 2007 and 2006 FFO—diluted as they were dilutive to that calculation.

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

        The following table sets forth information as of December 31, 2010 concerning the Company's long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV") (dollars in thousands):

	For the years ended December 31,
	2011	2012	2013	2014	2015	Thereafter	Total	FV
CONSOLIDATED CENTERS:
Long term debt:
Fixed rate(1)	$676,257	$872,818	$247,156	$16,117	$597,272	$715,523	$3,125,143	$3,306,942
Average interest rate	6.81%	5.47%	5.55%	6.83%	6.68%	5.36%	5.98%
Floating rate	525,708	84,000	157,219	—	—	—	766,927	775,331
Average interest rate	3.22%	6.30%	4.64%				3.85%

Total debt—Consolidated Centers	$1,201,965	$956,818	$404,375	$16,117	$597,272	$715,523	$3,892,070	$4,082,273

UNCONSOLIDATED JOINT VENTURE CENTERS:
Long term debt (at Company's pro rata share):
Fixed rate	$96,610	$198,367	$509,799	$213,114	$262,228	$695,948	$1,976,066	$2,137,993
Average interest rate	6.63%	6.83%	6.15%	5.67%	5.63%	6.09%	6.11%
Floating rate	172,555	58,832	10,336	—	—	—	241,723	242,930
Average interest rate	1.22%	5.05%	3.33%				2.24%

Total debt—Unconsolidated Joint Venture Centers	$269,165	$257,199	$520,135	$213,114	$262,228	$695,948	$2,217,789	$2,380,923

(1)
Fixed rate debt includes the $400.0 million line of floating rate mortgages payable. These amounts have effective fixed rates over the remaining terms due to swap agreements as discussed below.

        The consolidated Centers' total fixed rate debt at December 31, 2010 and 2009 was $3.1 billion and $3.7 billion, respectively. The average interest rate on fixed rate debt at December 31, 2010 and 2009 was 5.98% and 6.27%, respectively. The consolidated Centers' total floating rate debt at December 31, 2010 and 2009 was $766.9 million and $840.5 million, respectively. The average interest rate on floating rate debt at December 31, 2010 and 2009 was 3.85% and 2.96%, respectively.

        The Company's pro rata share of the Joint Venture Centers' fixed rate debt at December 31, 2010 and 2009 was $2.0 billion. The average interest rate on fixed rate debt at December 31, 2010 and 2009 was 6.11% and 6.18%, respectively. The Company's pro rata share of the Joint Venture Centers' floating rate debt at December 31, 2010 and 2009 was $241.7 million and $271.1 million, respectively. The average interest rate on the floating rate debt at December 31, 2010 and 2009 was 2.24% and 2.10%, respectively.

        The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value (See Note 5—Derivative Instruments and Hedging Activities in the Company's Notes to the Consolidated Financial Statements).

        The following are outstanding derivatives at December 31, 2010 (amounts in thousands):

Property/Entity	Notional Amount	Product	Rate	Maturity	Company's Ownership	Fair Value(1)
Desert Sky Mall	$51,500	Cap	7.65%	3/15/2011	50%	$—
La Cumbre Plaza	30,000	Cap	3.00%	6/9/2011	100%	—
Paradise Valley Mall	85,000	Cap	5.00%	9/12/2011	100%	—
Superstition Springs Center	67,500	Cap	8.63%	9/9/2011	33%	—
The Oaks	150,000	Cap	6.25%	7/1/2011	100%	—
Victor Valley Mall	100,000	Swap	5.08%	4/25/2011	100%	(1,515)
Vintage Faire Mall	135,000	Swap	5.08%	4/25/2011	100%	(2,046)
Westside Pavilion	175,000	Cap	5.50%	6/5/2011	100%	—
Westside Pavilion	165,000	Swap	5.08%	4/25/2011	100%	(2,500)

(1)
Fair value at the Company's ownership percentage.

        Interest rate cap agreements ("Cap") offer protection against floating rates on the notional amount from exceeding the rates noted in the above schedule, and interest rate swap agreements ("Swap") effectively replace a floating rate on the notional amount with a fixed rate as noted above.

        In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $10.1 million per year based on $1.0 billion outstanding of floating rate debt at December 31, 2010.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

  Conclusion Regarding Effectiveness of Disclosure Controls and Procedures

        As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), management carried out an evaluation, under the supervision and participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation as of December 31, 2010, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

  Management's Report on Internal Control Over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. The Company's management concluded that, as of December 31, 2010, its internal control over financial reporting was effective based on this assessment.

        KPMG LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company's internal control over financial reporting which follows below.

  Changes in Internal Control over Financial Reporting

        There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
The Macerich Company:

        We have audited The Macerich Company's (the "Company") internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, The Macerich Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2010, and the related consolidated statements of operations, equity and redeemable noncontrolling interest, cash flows, and the 2010 information in the financial statement schedule III—Real Estate and Accumulated Depreciation as of and for the year ended December 31, 2010, and our report dated February 25, 2011 expressed an unqualified opinion on those consolidated financial statements and the 2010 information in the related financial statement schedule.

/s/ KPMG LLP

Los Angeles, California
February 25, 2011

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        There is hereby incorporated by reference the information which appears under the captions "Information Regarding Nominees and Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Audit Committee Matters" and "Codes of Ethics" in the Company's definitive proxy statement for its 2011 Annual Meeting of Stockholders that is responsive to the information required by this Item.

        During 2010, there were no material changes to the procedures described in the Company's proxy statement relating to the 2010 Annual Meeting of Stockholders by which stockholders may recommend nominees to the Company.

ITEM 11.    EXECUTIVE COMPENSATION

        There is hereby incorporated by reference the information which appears under the caption "Election of Directors" in the Company's definitive proxy statement for its 2011 Annual Meeting of Stockholders that is responsive to the information required by this Item. Notwithstanding the foregoing, the Compensation Committee Report set forth therein shall not be incorporated by reference herein, in any of the Company's prior or future filings under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent the Company specifically incorporates such report by reference therein and shall not be otherwise deemed filed under either of such Acts.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        There is hereby incorporated by reference the information which appears under the captions "Principal Stockholders," "Information Regarding Nominees and Directors," "Executive Officers" and "Equity Compensation Plan Information" in the Company's definitive proxy statement for its 2011 Annual Meeting of Stockholders that is responsive to the information required by this Item.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        There is hereby incorporated by reference the information which appears under the captions "Certain Transactions" and "The Board of Directors and its Committees" in the Company's definitive proxy statement for its 2011 Annual Meeting of Stockholders that is responsive to the information required by this Item.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        There is hereby incorporated by reference the information which appears under the captions "Principal Accountant Fees and Services" and "Audit Committee Pre-Approval Policy" in the Company's definitive proxy statement for its 2011 Annual Meeting of Stockholders that is responsive to the information required by this Item.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
The Macerich Company:

        We have audited the accompanying consolidated balance sheet of The Macerich Company and subsidiaries (the "Company") as of December 31, 2010, and the related consolidated statements of operations, equity and redeemable noncontrolling interests, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the 2010 information in the Company's financial statement schedule III—Real Estate and Accumulated Depreciation listed in the Index at Item 15 as of and for the year ended December 31, 2010. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Macerich Company and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule III—Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the 2010 information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2011, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California
February 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Macerich Company
Santa Monica, California

        We have audited the accompanying consolidated balance sheet of The Macerich Company and subsidiaries (the "Company") as of December 31, 2009, and the related consolidated statements of operations, equity, and cash flows for each of the two years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Macerich Company and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Los Angeles, California

February 26, 2010

THE MACERICH COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	December 31,
	2010	2009
ASSETS:
Property, net	$5,674,127	$5,657,939
Cash and cash equivalents	445,645	93,255
Restricted cash	71,434	41,619
Marketable securities	25,935	26,970
Tenant and other receivables, net	95,083	101,220
Deferred charges and other assets, net	316,969	276,922
Loans to unconsolidated joint ventures	3,095	2,316
Due from affiliates	6,599	6,034
Investments in unconsolidated joint ventures	1,006,123	1,046,196

Total assets	$7,645,010	$7,252,471

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY:
Mortgage notes payable:
Related parties	$302,344	$196,827
Others	2,957,131	3,039,209

Total	3,259,475	3,236,036
Bank and other notes payable	632,595	1,295,598
Accounts payable and accrued expenses	70,585	70,275
Other accrued liabilities	257,471	266,197
Distributions in excess of investments in unconsolidated joint ventures	65,045	67,052
Co-venture obligation	160,270	168,049
Preferred dividends payable	207	207

Total liabilities	4,445,648	5,103,414

Redeemable noncontrolling interests	11,366	20,591

Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 130,452,032 and 96,667,689 shares issued and outstanding at December 31, 2010 and 2009, respectively	1,304	967
Additional paid-in capital	3,456,569	2,227,931
Accumulated deficit	(564,357)	(345,930)
Accumulated other comprehensive loss	(3,237)	(25,397)

Total stockholders' equity	2,890,279	1,857,571
Noncontrolling interests	297,717	270,895

Total equity	3,187,996	2,128,466

Total liabilities, redeemable noncontrolling interests and equity	$7,645,010	$7,252,471

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	For The Years Ended December 31,
	2010	2009	2008
Revenues:
Minimum rents	$423,164	$474,261	$528,571
Percentage rents	18,411	16,631	19,048
Tenant recoveries	243,299	244,101	262,238
Management Companies	42,895	40,757	40,716
Other	30,790	29,904	30,298

Total revenues	758,559	805,654	880,871

Expenses:
Shopping center and operating expenses	245,878	258,174	281,613
Management Companies' operating expenses	90,414	79,305	77,072
REIT general and administrative expenses	20,703	25,933	16,520
Depreciation and amortization	246,812	262,063	269,938

	603,807	625,475	645,143

Interest expense:
Related parties	14,254	19,413	14,970
Other	198,564	247,632	280,102

	212,818	267,045	295,072
Gain on early extinguishment of debt	(3,661)	(29,161)	(84,143)

Total expenses	812,964	863,359	856,072
Equity in income of unconsolidated joint ventures	79,529	68,160	93,831
Co-venture expense	(6,193)	(2,262)	—
Income tax benefit (provision)	9,202	4,761	(1,126)
Gain (loss) on sale or write down of assets, net	497	161,937	(30,911)

Income from continuing operations	28,630	174,891	86,593

Discontinued operations:
(Loss) gain on sale or write down of assets, net	(23)	(40,171)	99,625
(Loss) income from discontinued operations	(187)	4,530	8,797

Total (loss) income from discontinued operations	(210)	(35,641)	108,422

Net income	28,420	139,250	195,015
Less net income attributable to noncontrolling interests	3,230	18,508	28,966

Net income attributable to the Company	25,190	120,742	166,049
Less preferred dividends	—	—	4,124

Net income available to common stockholders	$25,190	$120,742	$161,925

Earnings per common share attributable to Company—basic:
Income from continuing operations	$0.19	$1.83	$0.92
Discontinued operations	—	(0.38)	1.25

Net income available to common stockholders	$0.19	$1.45	$2.17

Earnings per common share attributable to Company—diluted:
Income from continuing operations	$0.19	$1.83	$0.92
Discontinued operations	—	(0.38)	1.25

Net income available to common stockholders	$0.19	$1.45	$2.17

Weighted average number of common shares outstanding:
Basic	120,346,000	81,226,000	74,319,000

Diluted	120,346,000	81,226,000	86,794,000

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS

(Dollars in thousands, except per share data)

	Stockholders' Equity
	Common Stock
					Accumulated Other Comprehensive Loss	Total Common Stockholders' Equity
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit			Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance January 1, 2008	72,311,763	$723	$1,428,124	($203,505)	($24,508)	$1,200,834	$233,867	$1,434,701	$322,619

Comprehensive income:
Net income	—	—	—	166,049	—	166,049	28,383	194,432	583
Reclassification of deferred losses	—	—	—	—	285	285	—	285	—
Interest rate swap/cap agreements	—	—	—	—	(29,202)	(29,202)	—	(29,202)	—

Total comprehensive income (loss)	—	—	—	166,049	(28,917)	137,132	28,383	165,515	583
Amortization of share and unit-based plans	193,744	2	21,872	—	—	21,874	—	21,874	—
Exercise of stock options	362,888	4	8,568	—	—	8,572	—	8,572	—
Employee stock purchases	27,829	—	712	—	—	712	—	712	—
Distributions paid ($3.20) per share	—	—	—	(237,378)	—	(237,378)	—	(237,378)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(48,595)	(48,595)	(583)
Preferred dividends	—	—	(4,124)	—	—	(4,124)	—	(4,124)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	14,083	14,083	—
Conversion of noncontrolling interests to common shares	920,279	9	30,391	—	—	30,400	(30,400)	—	—
Conversion of preferred shares to common shares	3,067,131	31	83,464	—	—	83,495	—	83,495	—
Redemption of noncontrolling interests	—	—	(864)	—	—	(864)	(457)	(1,321)	(96,564)
Reversal of adjustments to redemption value of redeemable noncontrolling interests	—	—	202,728	—	—	202,728	—	202,728	(202,728)
Other	—	—	1,622	—	—	1,622	—	1,622	—
Adjustment of noncontrolling interest in Operating Partnership	—	—	(51,237)	—	—	(51,237)	51,237	—	—

Balance December 31, 2008	76,883,634	$769	$1,721,256	($274,834)	($53,425)	$1,393,766	$248,118	$1,641,884	$23,327

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS (Continued)

(Dollars in thousands, except per share data)

	Stockholders' Equity
	Common Stock
					Accumulated Other Comprehensive Loss
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit		Total Stockholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance December 31, 2008	76,883,634	$769	$1,721,256	($274,834)	($53,425)	$1,393,766	$248,118	$1,641,884	$23,327

Comprehensive income:
Net income	—	—	—	120,742	—	120,742	17,924	138,666	584
Interest rate swap/cap agreements	—	—	—	—	28,028	28,028	—	28,028	—

Total comprehensive income	—	—	—	120,742	28,028	148,770	17,924	166,694	584
Amortization of share and unit-based plans	213,288	2	17,961	—	—	17,963	—	17,963	—
Exercise of stock options	5,325	—	104	—	—	104	—	104	—
Employee stock purchases	38,174	—	611	—	—	611	—	611	—
Distributions paid ($2.60) per share	—	—	—	(191,838)	—	(191,838)	—	(191,838)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(30,291)	(30,291)	(584)
Stock dividend	5,712,928	58	121,215	—	—	121,273	—	121,273	—
Issuance of stock warrants	—	—	14,503	—	—	14,503	—	14,503	—
Stock offering	13,800,000	138	383,312	—	—	383,450	—	383,450	—
Contributions from noncontrolling interests	—	—	—	—	—	—	12,153	12,153	—
Conversion of noncontrolling interests to common shares	14,340	—	455	—	—	455	(455)	—	—
Redemption of noncontrolling interests	—	—	47	—	—	47	(444)	(397)	(2,736)
Other	—	—	(7,643)	—	—	(7,643)	—	(7,643)	—
Adjustment of noncontrolling interest in Operating Partnership	—	—	(23,890)	—	—	(23,890)	23,890	—	—

Balance December 31, 2009	96,667,689	$967	$2,227,931	($345,930)	($25,397)	$1,857,571	$270,895	$2,128,466	$20,591

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS (Continued)

(Dollars in thousands, except per share data)

	Stockholders' Equity
	Common Stock
					Accumulated Other Comprehensive Loss
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit		Total Stockholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance December 31, 2009	96,667,689	$967	$2,227,931	($345,930)	($25,397)	$1,857,571	$270,895	$2,128,466	$20,591

Comprehensive income:
Net income	—	—	—	25,190	—	25,190	2,811	28,001	419
Interest rate swap/cap agreements	—	—	—	—	22,160	22,160	—	22,160	—

Total comprehensive income	—	—	—	25,190	22,160	47,350	2,811	50,161	419
Amortization of share and unit-based plans	628,009	6	27,539	—	—	27,545	—	27,545	—
Exercise of stock options	5,400	—	99	—	—	99	—	99	—
Exercise of stock warrants	—	—	(17,639)	—	—	(17,639)	—	(17,639)	—
Employee stock purchases	28,450	—	803	—	—	803	—	803	—
Distributions paid ($2.10) per share	—	—	—	(243,617)	—	(243,617)	—	(243,617)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(26,908)	(26,908)	(419)
Stock dividend	1,449,542	14	43,072	—	—	43,086	—	43,086	—
Stock offering	31,000,000	310	1,220,519	—	—	1,220,829	—	1,220,829	—
Contributions from noncontrolling interests	—	—	—	—	—	—	5,159	5,159	—
Other	—	—	205	—	—	205	—	205	—
Conversion of noncontrolling interests to common shares	672,942	7	8,752	—	—	8,759	(8,759)	—	—
Redemption of noncontrolling interests	—	—	—	—	—	—	(193)	(193)	(9,225)
Adjustment of noncontrolling interest in Operating Partnership	—	—	(54,712)	—	—	(54,712)	54,712	—	—

Balance December 31, 2010	130,452,032	$1,304	$3,456,569	($564,357)	($3,237)	$2,890,279	$297,717	$3,187,996	$11,366

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$28,420	$139,250	$195,015
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on early extinguishment of debt, net	(3,661)	(29,161)	(84,143)
(Gain) loss on sale or write down of assets, net	(497)	(161,937)	30,911
Loss (gain) on sale or write down of assets, net from discontinued operations	23	40,171	(99,625)
Depreciation and amortization	260,252	277,472	287,917
Amortization of net discount on mortgages, bank and other notes payable	2,940	670	4,931
Amortization of share and unit-based plans	14,832	8,095	11,650
Provision for doubtful accounts	4,361	9,570	4,558
Income tax (benefit) provision	(9,202)	(4,761)	1,126
Equity in income of unconsolidated joint ventures	(79,529)	(68,160)	(93,831)
Co-venture expense	6,193	2,262	—
Distributions of income from unconsolidated joint ventures	20,634	12,252	24,096
Changes in assets and liabilities, net of acquisitions and dispositions:
Tenant and other receivables	9,933	(7,794)	24,228
Other assets	(25,529)	5,982	(22,603)
Due from affiliates	(565)	3,090	(3,395)
Accounts payable and accrued expenses	(8,588)	(67,150)	15,766
Other accrued liabilities	(19,582)	(38,961)	(44,654)

Net cash provided by operating activities	200,435	120,890	251,947

Cash flows from investing activities:
Acquisitions of property, development, redevelopment and property improvements	(185,789)	(197,483)	(535,263)
Redemption of redeemable non-controlling interests	(9,225)	(2,736)	(18,794)
Collection from note receivable	11,763	—	—
Maturities of marketable securities	1,316	1,283	1,436
Deferred leasing costs	(30,297)	(27,985)	(38,095)
Distributions from unconsolidated joint ventures	117,342	169,192	141,773
Contributions to unconsolidated joint ventures	(16,688)	(50,404)	(161,070)
Loans to unconsolidated joint ventures, net	(779)	(1,384)	(328)
Proceeds from sale of assets	—	417,450	47,163
Restricted cash	(29,815)	(5,577)	4,222

Net cash (used in) provided by investing activities	(142,172)	302,356	(558,956)

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	For the Years Ended December 31,
	2010	2009	2008
Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	927,514	425,703	1,732,940
Payments on mortgages, bank and other notes payable	(1,568,161)	(1,229,081)	(1,051,292)
Repurchase of convertible senior notes	(18,191)	(55,029)	(105,898)
Deferred financing costs	(10,856)	(6,506)	(11,898)
Proceeds from share and unit-based plans	902	715	9,284
Net proceeds from common stock offering	1,220,829	383,450	—
Net proceeds from issuance of stock warrants	—	14,503	—
Exercise of stock warrants	(17,639)	—	—
Redemption of noncontrolling interests	(341)	(397)	—
Contribution from co-venture partner	—	168,154	—
Dividends and distributions	(225,958)	(95,665)	(274,634)
Distributions to co-venture partner	(13,972)	(2,367)	—
Dividends to preferred stockholders / preferred unit holders	—	—	(10,237)

Net cash provided by (used in) financing activities	294,127	(396,520)	288,265

Net increase (decrease) in cash and cash equivalents	352,390	26,726	(18,744)
Cash and cash equivalents, beginning of year	93,255	66,529	85,273

Cash and cash equivalents, end of year	$445,645	$93,255	$66,529

Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$280,273	$258,151	$263,199

Non-cash transactions:
Acquisition of noncontrolling interests in properties	$—	$—	$205,520

Acquisition of property by assumption of mortgage note payable	$—	$—	$15,745

Deposits contributed to unconsolidated joint ventures and the purchase of properties	$—	$—	$50,103

Retirement of tax indemnity escrow held for nonparticipating unitholders	$—	$22,904	$—

Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$45,224	$30,799	$64,473

Stock dividends	$43,086	$121,116	$—

Conversion of Series A cumulative convertible preferred stock to common stock	$—	$—	$83,495

Conversion of Operating Partnership units to common stock	$8,759	$455	$30,400

Accrued distribution from unconsolidated joint venture	$—	$—	$8,684

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

        The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of December 31, 2010, the Company was the sole general partner of and held a 92% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The interests in the Operating Partnership are known as OP Units. OP Units not held by the Company are redeemable, at the election of the holder, on a one-for-one basis for the Company's stock or cash at the Company's option. The 8% limited partnership interest of the Operating Partnership not owned by the Company is reflected in these consolidated financial statements as noncontrolling interests in permanent equity. The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended.

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

2. Summary of Significant Accounting Policies: (Continued)

  Revenues:

        Minimum rental revenues are recognized on a straight-line basis over the term of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight-line rent adjustment." Rental revenue was increased by $5,817, $6,525 and $4,545 due to the straight-line rent adjustment during the years ended December 31, 2010, 2009 and 2008, respectively. Percentage rents are recognized and accrued when tenants' specified sales targets have been met.

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

  Investment in Unconsolidated Joint Ventures:

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

  Acquisitions:

        The Company first determines the value of the land and buildings utilizing an "as if vacant" methodology. The Company then assigns a fair value to any debt assumed at acquisition. The balance of the purchase price is allocated to tenant improvements and identifiable intangible assets or liabilities. Tenant improvements represent the tangible assets associated with the existing leases valued on a fair value basis at the acquisition date prorated over the remaining lease terms. The tenant improvements are classified as an asset under property and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases which come in three forms: (i) leasing commissions and legal costs, which represent the value associated with "cost avoidance" of acquiring in-place leases, such as lease commissions paid under terms generally experienced in the Company's markets; (ii) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the "assumed vacant" property to the occupancy level when purchased; and (iii) above or below market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks. Leasing commissions and legal costs are recorded in deferred charges and other assets and are amortized over the remaining lease terms. The value of in-place leases are recorded in deferred charges and other assets and amortized over the remaining lease terms plus an estimate of renewal of the acquired leases. Above or below market leases are classified in deferred charges and other assets or in other accrued liabilities, depending on whether the contractual terms are above or below market, and the asset or liability is amortized to rental revenue over the remaining terms of the leases.

  Marketable Securities:

        The Company accounts for its investments in marketable debt securities as held-to-maturity securities as the Company has the intent and the ability to hold these securities until maturity. Accordingly, investments in marketable securities are carried at their amortized cost. The discount on marketable securities is amortized into interest income on a straight-line basis over the term of the notes, which approximates the effective interest method.

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

  Accounting for Impairment:

        The Company assesses whether an indicator of impairment in the value of its long-lived assets exists by considering expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenants' ability to perform their duties and pay rent under the terms of the leases. If an impairment indicator exists, the determination of recoverability is made based upon the estimated undiscounted future net cash flows, excluding interest expense. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flows analysis, with the carrying value of the related assets. Long-lived assets classified as held for sale are measured at the lower of the carrying amount or fair value less cost to sell.

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

        No ineffectiveness was recorded during the years ended December 31, 2010, 2009 or 2008. If any derivative instrument used for risk management does not meet the hedging criteria, it is marked-to-market each period with the change in value included in the consolidated statements of operations. As of December 31, 2010, the Company's derivative instruments did not contain any credit risk related contingent features or collateral arrangements.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

2. Summary of Significant Accounting Policies: (Continued)

  Share and Unit-based Compensation Plans:

        The cost of share and unit-based compensation awards is measured at the grant date based on the calculated fair value of the awards and is recognized over the requisite service period, which is generally the vesting period of the awards. For market-indexed LTIP awards, compensation cost is recognized under the graded attribution method.

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

        Each partner is taxed individually on its share of partnership income or loss, and accordingly, no provision for federal and state income tax is provided for the Operating Partnership in the consolidated financial statements. The Company's taxable REIT subsidiaries ("TRSs") are subject to corporate level income taxes, which are provided for in the Company's consolidated financial statements.

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

        No Center or tenant generated more than 10% of total revenues during 2010, 2009 or 2008.

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

        In June 2009, the FASB issued new consolidation guidance for determining whether a reporting enterprise is the primary beneficiary in a variable interest entity and therefore should consolidate the variable interest entity in its financial statements. The new consolidation guidance also requires ongoing reassessments and additional disclosures about the reporting enterprise's involvement with the variable interest entity. The Company identified two variable interest entities which meet the criteria for consolidation under the new consolidation guidance. The Company determined that it is the primary beneficiary of these variable interest entities as it has both the power to direct activities that most significantly impact the economic performance of the variable interest entities and the obligation to absorb losses or right to receive benefits that could potentially be significant to the variable interest entities. The adoption of the new consolidation guidance on January 1, 2010 did not have a material impact on the Company's consolidated financial statements as the Company had consolidated these variable interest entities in its 2009 and 2008 consolidated financial statements based upon the risks and rewards-based quantitative approach under the prior consolidation guidance. The aggregate total revenues and expenses of these variable interest entities included in the accompanying consolidated statements of operations was $11,463 and $14,515 for the year ended December 31, 2010. The significant assets and liabilities of these variable interest entities consisted of property of $81,155 and mortgage notes payable of $39,675 at December 31, 2010.

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

3. Earnings per Share ("EPS"):

        The following table reconciles the numerator and denominator used in the computation of earnings per share for the years ended December 31 (shares in thousands, except per share amounts):

	2010	2009	2008
Numerator
Income from continuing operations	$28,630	$174,891	$86,593
(Loss) income from discontinued operations	(210)	(35,641)	108,422
Income attributable to noncontrolling interests	(3,230)	(18,508)	(28,966)

Net income attributable to the Company	25,190	120,742	166,049
Preferred dividends	—	—	(4,124)
Allocation of earnings to participating securities	(2,615)	(3,270)	(906)

Numerator for basic earnings per share—net income available to common stockholders	22,575	117,472	161,019
Effect of assumed conversions:
Partnership units	—	—	27,230

Numerator for diluted earnings per share—net income available to common stockholders	$22,575	$117,472	$188,249

Denominator
Denominator for basic earnings per share—weighted average number of common shares outstanding	120,346	81,226	74,319
Effect of potentially dilutive securities:(1)
Partnership units(2)	—	—	12,475

Denominator for diluted earnings per share—weighted average number of common shares outstanding	120,346	81,226	86,794

Earnings per common share—basic:
Income from continuing operations	$0.19	$1.83	$0.92
Discontinued operations	—	(0.38)	1.25

Net income available to common stockholders	$0.19	$1.45	$2.17

Earnings per common share—diluted:
Income from continuing operations	$0.19	$1.83	$0.92
Discontinued operations	—	(0.38)	1.25

Net income available to common stockholders	$0.19	$1.45	$2.17

(1)
The Senior Notes (See Note 11—Bank and Other Notes Payable) are excluded from diluted EPS for the years ended December 31, 2010, 2009 and 2008 as their effect would be antidilutive to net income available to common stockholders.

The then-outstanding convertible preferred stock (See Note 14—Cumulative Convertible Redeemable Preferred Stock) was convertible on a one-for-one basis for common stock. The

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

3. Earnings per Share ("EPS"): (Continued)

  convertible preferred stock was excluded from diluted EPS for the year ended December 31, 2008 as its effect would be antidilutive to net income available to common stockholders.

  Diluted EPS excludes 208,640, 205,757 and 195,164 convertible non-participating preferred units for the years ended December 31, 2010, 2009 and 2008, respectively, as their impact was antidilutive to net income available to common stockholders.

  Diluted EPS excludes 1,150,172, 1,226,447 and 1,228,384 of unexercised stock appreciation rights for the years ended December 31, 2010, 2009 and 2008, respectively, as their effect was antidilutive to net income available to common stockholders.

  Diluted EPS excludes 122,500, 127,500 and 138,934 of unexercised stock options for the years ended December 31, 2010, 2009 and 2008, respectively, as their effect was antidilutive to net income available to common stockholders.

  Diluted EPS excludes 935,358 and 2,185,358 of unexercised stock warrants for the years ended December 31, 2010 and 2009, respectively, as their effect was antidilutive to net income available to common stockholders.

(2)
Diluted EPS excludes 11,596,953 and 11,990,731 partnership units for the years ended December 31, 2010 and 2009, respectively, as their effect was antidilutive to net income available to common stockholders.

4. Investments in Unconsolidated Joint Ventures:

        The following are the Company's investments in various joint ventures or properties jointly owned with third parties. The Company's interest in each joint venture as of December 31, 2010 is as follows:

Joint Venture	Ownership %(1)
Biltmore Shopping Center Partners LLC	50.0%
Camelback Colonnade Associates LP	75.0%
Chandler Gateway Partners LLC	50.0%
Chandler Village Center, LLC	50.0%
Coolidge Holding LLC	37.5%
Corte Madera Village, LLC	50.1%
Desert Sky Mall—Tenants in Common	50.0%
East Mesa Mall, L.L.C.—Superstition Springs Center	33.3%
FlatIron Property Holding, L.L.C.—FlatIron Crossing	25.0%
Jaren Associates #4	12.5%
Kierland Tower Lofts, LLC	15.0%
La Sandia Santa Monica LLC	50.0%
Macerich Northwestern Associates—Broadway Plaza	50.0%
New River Associates—Arrowhead Towne Center	33.3%
North Bridge Chicago LLC	50.0%
NorthPark Land Partners, LP	50.0%
NorthPark Partners, LP	50.0%
One Scottsdale Investors LLC	50.0%

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Joint Venture	Ownership %(1)
Pacific Premier Retail Trust	51.0%
PHXAZ/Kierland Commons, L.L.C.	24.5%
Propcor Associates	25.0%
Propcor II Associates, LLC—Boulevard Shops	50.0%
SanTan Festival, LLC—Chandler Festival	50.0%
SanTan Village Phase 2 LLC	34.9%
Queens Mall Limited Partnership	51.0%
Queens Mall Expansion Limited Partnership	51.0%
Scottsdale Fashion Square Partnership	50.0%
SDG Macerich Properties, L.P.	50.0%
Superstition Springs Holding LLC	50.0%
The Market at Estrella Falls LLC	39.7%
Tysons Corner LLC	50.0%
Tysons Corner Property Holdings II LLC	50.0%
Tysons Corner Property LLC	50.0%
WM Inland, L.L.C.	50.0%
West Acres Development, LLP	19.0%
Westcor/Gilbert, L.L.C.	50.0%
Westcor/Queen Creek LLC	37.8%
Westcor/Surprise Auto Park LLC	33.3%
Westpen Associates	50.0%
Wilshire Building—Tenants in Common	30.0%
WM Ridgmar, L.P.	50.0%
Zengo Restaurant Santa Monica LLC	50.0%

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

        The Company has recently made the following investments and dispositions in unconsolidated joint ventures:

        On January 10, 2008, the Company, in a 50/50 joint venture, acquired The Shops at North Bridge, a 679,073 square foot urban shopping center in Chicago, Illinois, for a total purchase price of $515,000. The Company's share of the purchase price was funded by the assumption of a pro rata share of the $205,000 fixed rate mortgage on the Center and by borrowings under the Company's line of credit. The results of The Shops at North Bridge are included below for the period subsequent to its date of acquisition.

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

        On December 19, 2008, the Company sold a fee and/or ground leasehold interest in three freestanding Mervyn's department stores to Pacific Premier Retail Trust, one of the Company's joint ventures, for $43,405, resulting in a gain on sale of assets of $1,511. The Company's pro rata share of the proceeds was used to pay down the Company's line of credit. See Mervyn's in Note 16—Discontinued Operations.

        On July 30, 2009, the Company sold a 49% ownership interest in Queens Center to a third party for $152,654, resulting in a gain on sale of assets of $154,156 (See Note 6—Property.) The Company used the proceeds from the sale of the ownership interest in the property to pay down the term loan (See "Term Loan" in Note 11—Bank and Other Notes Payable) and for general corporate purposes. The results of Queens Center are included below for the period subsequent to the sale of the ownership interest.

        On September 3, 2009, the Company formed a joint venture with a third party whereby the Company sold a 75% interest in FlatIron Crossing. As part of this transaction, the Company issued three warrants for an aggregate of 1,250,000 shares of common stock of the Company (See Note 15—Stockholders' Equity). The Company received $123,750 in cash proceeds for the overall transaction, of which $8,068 was attributed to the warrants. The proceeds attributable to the interest sold exceeded the Company's carrying value in the interest sold by $28,720. However, due to certain contractual rights afforded to the buyer of the interest in FlatIron Crossing, the Company has only recognized a gain on sale of $2,506 (See Note 6—Property). The remaining net cash proceeds in excess of the Company's carrying value in the interest sold of $26,214 has been included in other accrued liabilities and will not be recognized until dissolution of the joint venture or disposition of the Company's or buyer's interest in the joint venture. The Company used the proceeds from the sale of the ownership interest to pay down the term loan and for general corporate purposes. The results of FlatIron Crossing are included below for the period subsequent to the sale of the ownership interest.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

4. Investments in Unconsolidated Joint Ventures: (Continued)

        Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.

Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures as of December 31:

	2010	2009
Assets(1):
Properties, net	$5,047,022	$5,294,495
Other assets	470,922	518,946

Total assets	$5,517,944	$5,813,441

Liabilities and partners' capital(1):
Mortgage notes payable(2)	$4,617,127	$4,807,262
Other liabilities	211,942	208,863
Company's capital	349,175	377,711
Outside partners' capital	339,700	419,605

Total liabilities and partners' capital	$5,517,944	$5,813,441

Investment in unconsolidated joint ventures:
Company's capital	$349,175	$377,711
Basis adjustment(3)	591,903	601,433

	$941,078	$979,144

Assets—Investments in unconsolidated joint ventures	$1,006,123	$1,046,196
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(65,045)	(67,052)

	$941,078	$979,144

(1)
These amounts include the assets and liabilities of the following joint ventures as of December 31, 2010 and 2009:

	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Tysons Corner LLC
As of December 31, 2010:
Total Assets	$817,995	$1,101,186	$330,117
Total Liabilities	$815,884	$1,019,513	$324,527
As of December 31, 2009:
Total Assets	$850,593	$1,122,156	$323,535
Total Liabilities	$818,912	$1,030,429	$328,780

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

4. Investments in Unconsolidated Joint Ventures: (Continued)

(2)
Certain joint ventures have debt that could become recourse debt to the Company should the joint venture be unable to discharge the obligations of the related debt. As of December 31, 2010 and 2009, a total of $17,143 and $17,450, respectively, could become recourse debt to the Company.

Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life ("NML") of $573,239 and $581,774 as of December 31, 2010 and 2009, respectively. NML is considered a related party because they are a joint venture partner with the Company in Macerich Northwestern Associates—Broadway Plaza. Interest expense incurred on these borrowings amounted to $40,876, $33,947 and $10,432 for the years ended December 31, 2010, 2009 and 2008, respectively.

(3)
This represents the difference between the cost of an investment and the book value of the underlying equity of the joint venture. The Company is amortizing this difference into income on a straight-line basis, consistent with the lives of the underlying assets. The amortization of this difference was $7,327, $9,214 and $8,818 for the years ended December 31, 2010, 2009 and 2008, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

4. Investments in Unconsolidated Joint Ventures: (Continued)

        Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Tysons Corner LLC	Other Joint Ventures	Total
Year Ended December 31, 2010
Revenues:
Minimum rents	$90,187	$131,204	$59,587	$354,369	$635,347
Percentage rents	4,411	5,487	1,585	17,402	28,885
Tenant recoveries	44,651	50,626	38,162	183,349	316,788
Other	3,653	6,688	2,975	31,428	44,744

Total revenues	142,902	194,005	102,309	586,548	1,025,764

Expenses:
Shopping center and operating expenses	51,004	55,680	32,025	227,959	366,668
Interest expense	46,530	51,796	16,204	155,775	270,305
Depreciation and amortization	30,796	38,928	18,745	122,195	210,664

Total operating expenses	128,330	146,404	66,974	505,929	847,637

Gain on sale of assets	6	468	—	102	576
Loss on early extinguishment of debt	—	(1,352)	—	—	(1,352)

Net income	$14,578	$46,717	$35,335	$80,721	$177,351

Company's equity in net income	$7,290	$23,972	$13,917	$34,350	$79,529

Year Ended December 31, 2009
Revenues:
Minimum rents	$92,253	$131,785	$62,293	$310,526	$596,857
Percentage rents	4,615	5,039	1,353	15,949	26,956
Tenant recoveries	48,626	50,074	37,475	152,772	288,947
Other	3,774	4,583	2,617	24,183	35,157

Total revenues	149,268	191,481	103,738	503,430	947,917

Expenses:
Shopping center and operating expenses	56,189	54,722	31,675	189,223	331,809
Interest expense	46,686	51,466	15,761	128,755	242,668
Depreciation and amortization	30,898	36,345	17,953	113,746	198,942

Total operating expenses	133,773	142,533	65,389	431,724	773,419

Loss on sale of assets	(931)	—	—	(2,085)	(3,016)

Net income	$14,564	$48,948	$38,349	$69,621	$171,482

Company's equity in net income	$7,282	$24,894	$19,175	$16,809	$68,160

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

5. Derivative Instruments and Hedging Activities:

        Amounts paid (received) as a result of interest rate agreements are recorded as an addition (reduction) to (of) interest expense. The Company recorded other comprehensive income (loss) related to the marking-to-market of interest rate agreements of $22,160, $28,028 and ($29,902) for the years ended December 31, 2010, 2009 and 2008, respectively. The amount expected to be reclassified to interest expense in the next 12 months is immaterial.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

5. Derivative Instruments and Hedging Activities: (Continued)

        The following derivatives were outstanding at December 31, 2010:

Property/Entity(1)	Notional Amount	Product	Rate	Maturity	Fair Value
La Cumbre Plaza	$30,000	Cap	3.00%	6/9/2011	$—
Paradise Valley Mall	85,000	Cap	5.00%	9/12/2011	—
The Oaks	150,000	Cap	6.25%	7/1/2011	—
Victor Valley Mall	100,000	Swap	5.08%	4/25/2011	(1,515)
Vintage Faire Mall	135,000	Swap	5.08%	4/25/2011	(2,046)
Westside Pavilion	175,000	Cap	5.50%	6/5/2011	—
Westside Pavilion	165,000	Swap	5.08%	4/25/2011	(2,500)

(1)
See additional disclosure in Note 10—Mortgage Notes Payable.

	Asset Derivatives			Liability Derivatives
		2010	2009		2010	2009
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Interest rate cap agreements	Other assets	$—	$80	Other liabilities	$—	$—
Interest rate swap agreements	Other assets	—	—	Other liabilities	6,061	28,206

Total derivatives designated as hedging instruments		—	80		6,061	28,206

Derivatives not designated as hedging instruments
Interest rate cap agreements	Other assets	—	—	Other liabilities	—	—
Interest rate swap agreements	Other assets	—	—	Other liabilities	—	—

Total derivatives not designated as hedging instruments		—	—		—	—

Total derivatives		$—	$80		$6,061	$28,206

        The following table presents the Company's derivative instruments measured at fair value as of December 31, 2010:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Derivative instruments	$—	$—	$—	$—
Liabilities
Derivative instruments	—	6,061	—	6,061

        Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

5. Derivative Instruments and Hedging Activities: (Continued)

derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

6. Property:

        Property at December 31, 2010 and 2009 consists of the following:

	2010	2009
Land	$1,158,139	$1,052,761
Building improvements	4,934,391	4,614,706
Tenant improvements	398,556	338,259
Equipment and furnishings	124,530	108,199
Construction in progress	292,891	583,334

	6,908,507	6,697,259
Less accumulated depreciation	(1,234,380)	(1,039,320)

	$5,674,127	$5,657,939

        Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $206,913, $221,276 and $189,197, respectively.

        The Company recognized a gain on the sale of land of $0, $5,073 and $1,387 for the years ended December 31, 2010, 2009 and 2008, respectively, and a gain (loss) on sale or write down of assets of $497, $156,864 and ($32,298) for the years ended December 31, 2010, 2009 and 2008, respectively.

        The gain on sale or write down of assets for the year ended December 31, 2009 includes a gain of $154,156 on the sale of a 49% interest in Queens Center and a gain of $2,506 on the sale of a 75% interest in FlatIron Crossing. (See Note 4—Investments in Unconsolidated Joint Ventures.)

        The loss on sale or write down of assets for the year ended December 31, 2008 includes an impairment charge of $19,237 to reduce the carrying value of land held for development, the write-off of $8,613 in costs on development projects the Company determined not to pursue and a charge of $5,347 related to the Company's termination of its plan to sell its portfolio of former Mervyn's stores located at shopping centers not owned or managed by the Company (See Note 16—Discontinued Operations). As a result of its decision not to sell the Mervyn's portfolio, the Company revalued the assets related to the stores at the lower of their (i) carrying amount before the assets were classified as held for sale, adjusted for depreciation that would otherwise have been recognized had the assets been continuously classified as held and used, or (ii) the fair value of the assets at the date subsequent to the decision not to sell. Accordingly, the Company recorded a loss on sale or write-down of assets.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

7. Marketable Securities:

        Marketable Securities at December 31, 2010 and 2009 consists of the following:

	2010	2009
Government debt securities, at par value	$26,509	$27,825
Less discount	(574)	(855)

	25,935	26,970
Unrealized gain	2,612	2,637

Fair value	$28,547	$29,607

        Future contractual maturities of marketable securities at December 31, 2010 are as follows:

1 year or less	$1,362
2 to 5 years	25,147

$26,509

        The proceeds from maturities and interest receipts from the marketable securities are restricted to the service of the Greeley Note (See Note 11—Bank and Other Notes Payable).

8. Tenant and Other Receivables, net:

        Included in tenant and other receivables, net, is an allowance for doubtful accounts of $5,411 and $5,943 at December 31, 2010 and 2009, respectively. Also included in tenant and other receivables, net are accrued percentage rents of $5,827 and $4,912 at December 31, 2010 and 2009, respectively.

        Included in tenant and other receivables, net, are the following notes receivable:

        On March 31, 2006, the Company received a note receivable that is secured by a deed of trust, bears interest at 5.5% and matures on March 31, 2031. At December 31, 2010 and 2009, the note had a balance of $8,992 and $9,227, respectively.

        On January 1, 2008, in connection with the redemption of participating preferred units, the Company received an unsecured note receivable that bore interest at 9.0% and matured on June 30, 2010. The note was paid off in full on June 30, 2010 and had a balance at December 31, 2009 of $11,763.

        On August 18, 2009, the Company received a note receivable from J&R Holdings XV, LLC ("Pederson") that bears interest at 11.55% and matures on December 31, 2013. Pederson is considered a related party because it has an ownership interest in Promenade at Casa Grande. The note is secured by Pederson's interest in Promenade at Casa Grande. Interest income on the note was $138 and $67 for the years ended December 31, 2010 and 2009, respectively. The balance on the note at December 31, 2010 and 2009 was $3,445 and $1,800, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

9. Deferred Charges And Other Assets, net:

        Deferred charges and other assets, net at December 31, 2010 and 2009 consist of the following:

	2010	2009
Leasing	$189,853	$149,155
Financing	57,564	48,287
Intangible assets(1):
In-place lease values	99,328	109,705
Leasing commissions and legal costs	29,088	30,925
Other assets	152,167	116,484

	528,000	454,556
Less accumulated amortization(2)	(211,031)	(177,634)

	$316,969	$276,922

(1)
The estimated amortization of these intangibles assets for the next five years and thereafter is as follows:

Year Ending December 31,
2011	$10,792
2012	7,083
2013	6,156
2014	5,179
2015	4,257
Thereafter	34,090

$67,557

(2)
Accumulated amortization includes $60,859 and $58,188 relating to intangibles assets at December 31, 2010 and 2009, respectively. Amortization expense for intangible assets was $14,886, $19,815 and $65,119 for the years ended December 31, 2010, 2009 and 2008, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

9. Deferred Charges And Other Assets, net: (Continued)

        The allocated values of above-market leases included in deferred charges and other assets, net and below-market leases included in other accrued liabilities at December 31, 2010 and 2009 consist of the following:

	2010	2009
Above-Market Leases
Original allocated value	$50,615	$50,573
Less accumulated amortization	(36,935)	(33,632)

	$13,680	$16,941

Below-Market Leases
Original allocated value	$121,813	$120,227
Less accumulated amortization	(83,780)	(71,416)

	$38,033	$48,811

        The allocated values of above and below-market leases will be amortized into minimum rents on a straight-line basis over the individual remaining lease terms. The estimated amortization of these values for the next five years and thereafter is as follows:

Year Ending December 31,	Above Market	Below Market
2011	$2,373	$8,971
2012	1,464	7,256
2013	1,205	6,041
2014	980	5,235
2015	891	4,432
Thereafter	6,767	6,098

	$13,680	$38,033

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

10. Mortgage Notes Payable:

        Mortgage notes payable at December 31, 2010 and 2009 consist of the following:

	Carrying Amount of Mortgage Notes(1)
	2010		2009
					Interest Rate(2)	Monthly Debt Service(3)	Maturity Date
Property Pledged as Collateral	Other	Related Party	Other	Related Party
Capitola Mall	$—	$33,459	$—	$35,550	7.13%	$380	2011
Carmel Plaza(4)	—	—	24,309	—	—	—	—
Chandler Fashion Center(5)	159,360		163,028	—	5.50%	1,043	2012
Chesterfield Towne Center(6)	50,462	—	52,369	—	9.07%	548	2024
Danbury Fair Mall(7)	109,657	109,657	163,111	—	5.53%	1,351	2020
Deptford Mall	172,500	—	172,500	—	5.41%	778	2013
Deptford Mall	15,248	—	15,451	—	6.46%	101	2016
Fiesta Mall	84,000	—	84,000	—	4.98%	348	2015
Flagstaff Mall	37,000	—	37,000	—	5.03%	155	2015
Freehold Raceway Mall(5)(8)	232,900	—	165,546	—	4.20%	805	2018
Fresno Fashion Fair	82,792	82,791	83,781	83,780	6.76%	1,104	2015
Great Northern Mall	38,077	—	38,854	—	5.19%	234	2013
Hilton Village	8,581	—	8,564	—	5.27%	37	2012
La Cumbre Plaza(9)	23,113	—	30,000	—	2.44%	22	2011
Northgate, The Mall at(10)	38,115		8,844		7.00%	191	2013
Northridge Mall(11)	—	—	71,486	—	—	—	—
Oaks, The(12)	165,000	—	165,000	—	2.31%	276	2011
Oaks, The(13)	92,264	—	92,224	—	2.83%	184	2011
Pacific View	84,096	—	85,797	—	7.20%	649	2011
Panorama Mall(14)	—	—	50,000	—	—	—	—
Paradise Valley Mall(15)	85,000	—	85,000	—	6.30%	390	2012
Prescott Gateway	60,000	—	60,000	—	5.86%	293	2011
Promenade at Casa Grande(16)	79,104	—	86,617	—	5.21%	297	2013
Rimrock Mall	40,650	—	41,430	—	7.57%	320	2011
Salisbury, Center at	115,000	—	115,000	—	5.83%	559	2016
Santa Monica Place(17)	—	—	76,652	—	—	—	—
SanTan Village Regional Center(18)	138,087	—	136,142	—	2.94%	289	2011
Shoppingtown Mall	39,675	—	41,381	—	5.01%	319	2011
South Plains Mall(19)	104,132	—	53,936	—	6.53%	648	2015
South Towne Center	87,726	—	88,854	—	6.39%	554	2015
Towne Mall	13,348	—	13,869	—	4.99%	100	2012
Tucson La Encantada	—	76,437	—	77,497	5.84%	448	2012
Twenty Ninth Street(20)	106,244	—	106,703	—	5.45%	483	2011
Valley River Center	120,000	—	120,000	—	5.59%	559	2016
Valley View Center(21)	125,000	—	125,000	—	5.81%	596	2011
Victor Valley, Mall of(22)	100,000	—	100,000	—	6.94%	578	2011
Vintage Faire Mall(23)	135,000	—	62,186	—	8.37%	942	2015
Westside Pavilion(24)	175,000	—	175,000	—	7.81%	1,130	2011
Wilton Mall(25)	40,000	—	39,575	—	1.26%	31	2013

	$2,957,131	$302,344	$3,039,209	$196,827

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

10. Mortgage Notes Payable: (Continued)

  Debt premiums (discounts) as of December 31, 2010 and 2009 consist of the following:

Property Pledged as Collateral	2010	2009
Danbury Fair Mall(7)	$—	$4,938
Deptford Mall	(30)	(36)
Freehold Raceway Mall(8)	—	5,507
Great Northern Mall	(82)	(110)
Hilton Village	(19)	(36)
Shoppingtown Mall	482	1,565
Towne Mall	183	277

	$534	$12,105

(2)
The interest rate disclosed represents the effective interest rate, including the debt premiums (discounts), deferred finance costs and notional amounts covered by interest rate swap agreements.

(3)
The monthly debt service represents the monthly payment of principal and interest.

(4)
On April 7, 2010, the loan was paid off in full.

(5)
On September 30, 2009, 49.9% of the loan was assumed by a third party in connection with entering into a co-venture arrangement with that unrelated party. See Note 12—Co-Venture Arrangement.

(6)
In addition to monthly principal and interest payments, contingent interest, as defined in the loan agreement, may be due to the extent that 35% of the amount by which the property's gross receipts exceeds a base amount. The Company recognized contingent interest expense of $0, ($331) and $285 for the year ended December 31, 2010, 2009 and 2008, respectively. This loan was paid off in full on February 1, 2011.

(7)
On September 10, 2010, the Company replaced the existing loan on the property with a new $220,000 loan that bears interest at 5.53% and matures on October 1, 2020. In addition, the loan provides for $30,000 of additional borrowings at 5.50% depending on certain conditions. As a result of the refinancing of the debt, the Company recognized a gain on early extinguishment of $2,123, which represented the unamortized premium then outstanding.

(8)
On December 29, 2010, the Company replaced the existing loan on the property with a new $232,900 loan that bears interest at 4.20% and matures on January 1, 2018. As a result of the refinancing of the debt, the Company recognized a gain on early extinguishment of debt of $2,073, which represented the unamortized premium then outstanding.

(9)
The loan bears interest at LIBOR plus 0.88% that was set to mature on December 9, 2010. On the maturity date, the loan was extended to December 9, 2011 and has a remaining extension option, subject to certain conditions, to extend to June 9, 2012. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 3.0% over the loan term. See Note 5—Derivative Instruments and Hedging Activities. The total interest rate was 2.44% and 2.11% at December 31, 2010 and 2009, respectively.

(10)
The construction loan allows for total borrowings of up to $60,000, bears interest at LIBOR plus 4.50% with a total interest rate floor of 6.0% and matures on January 1, 2013, with two one-year

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

10. Mortgage Notes Payable: (Continued)

  extension options. The loan also includes options for additional borrowings of up to $20,000 depending on certain conditions. The total interest rate was 7.00% and 6.90% at December 31, 2010 and 2009, respectively.

(11)
On February 12, 2010, the loan was paid off in full.

(12)
The loan bears interest at LIBOR plus 1.75% and matures on July 10, 2011 with two one-year extension options. The Company placed an interest rate cap agreement on the loan that effectively prevents LIBOR from exceeding 6.25% on $150,000 of the loan amount over the loan term. See Note 5—Derivative Instruments and Hedging Activities. At December 31, 2010 and 2009, the total interest rate was 2.31% and 2.28%, respectively.

(13)
The construction loan allows for total borrowings of up to $135,000, bears interest at LIBOR plus a spread of 1.75% to 2.10%, depending on certain conditions and matures on July 10, 2011, with two one-year extension options. At December 31, 2010 and 2009, the total interest rate was 2.83% and 6.75%, respectively.

(14)
On July 2, 2010, the loan was paid off in full.

(15)
The loan bears interest at LIBOR plus 4.0% with a total interest rate floor of 5.50% and matures on August 31, 2012 with two one-year extension options. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 5.0% over the loan term. See Note 5—Derivative Instruments and Hedging Activities. At December 31, 2010 and 2009, the total interest rate was 6.30%.

(16)
On December 30, 2010, the Company replaced the existing loan on the property with a new $79,104 loan that bears interest at LIBOR plus 4.0% with a LIBOR rate floor of 0.50% and matures on December 30, 2013. At December 31, 2010 the total interest rate was 5.21%.

(17)
On October 1, 2010, the loan was paid off in full.

(18)
The construction loan allows for total borrowings of up to $145,000 and bears interest at LIBOR plus a spread of 2.10% to 2.25%, depending on certain conditions. The loan matures on June 13, 2011, with two one-year extension options. At December 31, 2010 and 2009, the total interest rate was 2.94% and 2.93%, respectively.

(19)
On March 31, 2010, the Company replaced the existing loan on the property with a new $105,000 fixed rate loan that bears interest at 6.53% and matures on April 11, 2015.

(20)
The loan bears interest at LIBOR plus 3.40% with a total interest rate floor of 5.25% and was to mature on March 25, 2011. At December 31, 2010 and 2009, the total interest rate was 5.45% and 10.02%, respectively. On January 18, 2011, the Company replaced the existing loan on the property with a new $107,000 loan that bears interest at LIBOR plus 2.63% with no interest rate floor and matures on January 18, 2016.

(21)
On July 15, 2010, a court appointed receiver ("Receiver") assumed operational control of Valley View Center and responsibility for managing all aspects of the property. The Company anticipates the disposition of the asset, which is under the control of the Receiver, will be executed through foreclosure, deed in lieu of foreclosure, or by some other means, and is expected to be completed within the next twelve months. Although the Company is no longer funding any cash shortfall, it will continue to record the operations of Valley View Center until the title for the Center is

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

10. Mortgage Notes Payable: (Continued)

  transferred and its obligation for the loan is discharged. Once title to the Center is transferred, the Company will remove the net assets and liabilities from the Company's consolidated balance sheets. The mortgage note payable on Valley View Center is non-recourse to the Company.

(22)
The loan bears interest at LIBOR plus 1.60% and matures on May 6, 2011, with two one-year extension options. The Company placed an interest rate swap on the loan that effectively converts the loan from floating rate debt to fixed rate debt of 6.94% until April 25, 2011. See Note 5—Derivative Instruments and Hedging Activities. At December 31, 2010 and 2009, the total interest rate on the loan was 6.94% and 2.09%, respectively.

(23)
On April 27, 2010, the Company replaced the existing loan on the property with a new $135,000 loan that bears interest at LIBOR plus 3.0% and matures on April 27, 2015. The Company placed an interest rate swap on the loan that effectively converts the loan from floating rate debt to fixed rate debt of 8.37% until April 25, 2011. See Note 5—Derivative Instruments and Hedging Activities. At December 31, 2010, the total interest rate was 8.37%.

(24)
The loan bears interest at LIBOR plus 2.00% and matures on June 5, 2011, with two one-year extension options. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 5.50% over the initial loan term. In addition, the Company placed an interest rate swap on the loan that effectively converts $165,000 of the loan amount from floating rate debt to fixed rate debt of 8.08% until April 25, 2011. See Note 5—Derivative Instruments and Hedging Activities. At December 31, 2010 and 2009, the total interest rate on the loan was 7.81% and 3.24%, respectively.

(25)
On August 2, 2010, the Company replaced the existing loan on the property with a new $40,000 loan that bears interest at LIBOR plus 0.675% and matures August 1, 2013. As additional collateral for the loan, the Company is required to maintain a deposit of $40,000 with the lender. The interest on the deposit is not restricted. At December 31, 2010, the total interest rate was 1.26%.

        Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

        The Company expects all 2011 loan maturities, except Valley View Center, will be refinanced, extended and/or paid-off from the Company's line of credit or with cash on hand.

        Total interest expense capitalized during the years ended December 31, 2010, 2009 and 2008 was $25,664, $21,294 and $33,281, respectively.

        Related party mortgage notes payable are amounts due to affiliates of NML. See Note 19—Related-Party Transactions for interest expense associated with loans from NML.

        The fair value of mortgage notes payable at December 31, 2010 and 2009 was $3,438,674 and $2,897,332, respectively, based on current interest rates for comparable loans. The method for computing fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

10. Mortgage Notes Payable: (Continued)

        The future maturities of mortgage notes payable are as follows:

2011	$1,200,656
2012	348,981
2013	380,380
2014	16,123
2015	597,278
Thereafter	715,523

3,258,941
Debt premium, net	534

$3,259,475

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

        During the years ended December 31, 2010 and 2009, the Company repurchased and retired $18,468 and $89,065, respectively, of the Senior Notes for $18,283 and $54,135, respectively, and recorded a (loss) gain on the early extinguishment of debt of ($489) and $29,824, respectively. The repurchases were funded by borrowings under the Company's line of credit and/or from cash proceeds from the Company's April 2010 common stock offering.

        The carrying value of the Senior Notes at December 31, 2010 and 2009 was $606,971 and $614,245, respectively, which included an unamortized discount of $12,661 and $23,855, respectively. The unamortized discount is amortized into interest expense over the term of the Senior Notes in a manner that approximates the effective interest method. As of December 31, 2010 and 2009, the effective

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

11. Bank and Other Notes Payable: (Continued)

interest rate was 5.41%. The fair value of the Senior Notes at December 31, 2010 and 2009 was $619,632 and $596,624, respectively, based on the quoted market price on each date.

  Line of Credit:

        The Company has a $1,500,000 revolving line of credit that bears interest at LIBOR plus a spread of 0.75% to 1.10% depending on the Company's overall leverage that was scheduled to mature on April 25, 2010. On April 25, 2010, the Company extended the maturity date to April 25, 2011.

        On April 20, 2010, the Company paid down in full the line of credit with a portion of the proceeds from its equity offering of common stock. See Note 15—Stockholders' Equity. As of December 31, 2010, there were no borrowings outstanding on the line of credit. As of December 31, 2009, borrowings outstanding on the line of credit were $655,000 at an average interest rate of 6.10%. The fair value of the Company's line of credit at December 31, 2009 was $643,662 based on a present value model using current interest rate spreads offered to the Company for comparable debt.

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

  Greeley Note:

        On July 27, 2006, concurrent with the sale of Greeley Mall, the Company provided marketable securities to replace Greeley Mall as collateral for the mortgage note payable on the property (See Note 7—Marketable Securities). As a result of this transaction, the mortgage note payable was reclassified to bank and other notes payable. This note bears interest at an effective rate of 6.34% and matures in September 2013. At December 31, 2010 and 2009, the Greeley note had a balance outstanding of $25,624 and $26,353, respectively. The fair value of the note at December 31, 2010 and 2009 was $23,967 and $20,589, respectively, based on current interest rates for comparable loans. The method for computing fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

        As of December 31, 2010 and 2009, the Company was in compliance with all applicable financial loan covenants.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

11. Bank and Other Notes Payable: (Continued)

        The future maturities of bank and other notes payable are as follows:

2011	$776
2012	620,453
2013	24,027

645,256
Debt discount	(12,661)

$632,595

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

        As a result of the Company having certain rights under the agreement to repurchase the assets after the seventh year of the venture formation, the transaction did not qualify for sale treatment. The Company, however, is not obligated to repurchase the assets. The transaction has been accounted for as a profit-sharing arrangement, and accordingly the assets, liabilities and operations of the properties remain on the books of the Company and a co-venture obligation was established for the amount of $168,154, representing the net cash proceeds received from the third party less costs allocated to the warrant. The co-venture obligation is increased for the allocation of income to the co-venture partner and decreased for distributions to the co-venture partner.

13. Noncontrolling Interests:

        The Company allocates net income of the Operating Partnership based on the weighted average ownership interest during the period. The net income of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership at the end of each period to reflect its ownership interest in the Company. The Company had a 92% and 89% ownership interest in the Operating Partnership as of December 31, 2010 and 2009, respectively. The remaining 8% and 11% limited partnership interest as of December 31, 2010 and 2009, respectively, was owned by certain of the Company's executive officers and directors, certain of their affiliates, and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the ten trading days ending on the respective balance sheet date. Accordingly, as of December 31, 2010 and 2009, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $538,794 and $422,074, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

13. Noncontrolling Interests: (Continued)

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

        The outside ownership interests in the Company's joint venture in Shoppingtown Mall have a purchase option for $11,366. In addition, under certain conditions as defined by the partnership agreement, these partners have the right to "put" their partnership interests to the Company. Due to the redemption feature of the ownership interest in Shoppingtown Mall, these noncontrolling interests have been included in temporary equity.

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

        In accordance with the provisions of Internal Revenue Service Revenue Procedure 2009-15 and 2010-12, stockholders were asked to make an election to receive the dividends all in cash or all in shares. To the extent that more than 10% of cash was elected in the aggregate, the cash portion was prorated. Stockholders who elected to receive the dividends in cash received a cash payment of at least $0.06 per share. Stockholders who did not make an election received 10% in cash and 90% in shares of common stock. The number of shares issued on June 22, 2009 as a result of the dividend was calculated based on the volume weighted average trading prices of the Company's common stock on the New York Stock Exchange on June 10, 2009 through June 12, 2009 of $19.9927. The number of shares issued on September 21, 2009 as a result of the dividend was calculated based on the volume weighted average trading prices of the Company's common stock on the New York Stock Exchange on September 9, 2009 through September 11, 2009 of $28.51. The number of shares issued on December 21, 2009 as a result of the dividend was calculated based on the volume weighted average trading prices of the Company's common stock on the New York Stock Exchange on December 9, 2009 through December 11, 2009 of $30.16. The number of shares issued on March 22, 2010 as a result of the dividend was calculated based on the volume weighted average trading prices of the Company's common stock on the New York Stock Exchange on March 10, 2010 through March 12, 2010 of $38.53.

  Warrants:

        On September 3, 2009, the Company issued three warrants in connection with the sale of a 75% ownership interest in FlatIron Crossing. (See Note 4—Investments in Unconsolidated Joint Ventures.) The warrants provide for a purchase in the aggregate of 1,250,000 shares of the Company's common stock. The warrants were valued at $8,068 and recorded as a credit to additional paid-in capital. Each warrant had a three-year term and was immediately exercisable upon its issuance. In May 2010, the warrants were exercised pursuant to the holders' net issue exercise request and the Company elected to deliver a cash payment of $17,589 in exchange for the warrants.

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

        On April 20, 2010, the Company completed an offering of 30,000,000 newly issued shares of its common stock and on April 23, 2010 issued an additional 1,000,000 newly issued shares of common stock in connection with the underwriters' exercise of its over-allotment option. The net proceeds of the offering, after giving effect to the issuance and sale of all 31,000,000 shares of common stock at an initial price to the public of $41.00 per share, were approximately $1,220,829 after deducting underwriting discounts, commissions and other transaction costs. The Company used a portion of the net proceeds of the offering to pay down its line of credit in full and reduce certain property indebtedness. The Company plans to use the remaining cash for debt repayments and/or general corporate purposes.

16. Discontinued Operations:

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

        In September 2008, the Company recorded a write-down of $5,214 due to the anticipated rejection of six of the Company's leases by Mervyn's. In addition, the Company terminated its former plan to sell

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

16. Discontinued Operations: (Continued)

the 29 Mervyn's stores located at shopping centers not owned or managed by the Company. The Company's decision was based on then current conditions in the credit market and the assumption that a better return could be obtained by holding and operating the assets. As a result of the change in plans to sell, the Company recorded a loss of $5,347 on the write-down of assets in order to adjust the carrying value of these assets for depreciation expense that otherwise would have been recognized had these assets been continuously classified as held and used.

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

        On December 19, 2008, the Company sold a fee and/or ground leasehold interest in three former Mervyn's stores to its joint venture, Pacific Premier Retail Trust, for $43,405, resulting in a gain on sale of assets of $1,511. The proceeds were used to pay down the Company's line of credit.

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

  Rochester Redemption:

        On January 1, 2008, a subsidiary of the Operating Partnership, at the election of the holders, redeemed the 3,426,609 participating convertible preferred units ("PCPUs"). As a result of the redemption, the Company received the 16.32% noncontrolling interests in the portion of the Wilmorite portfolio acquired on April 25, 2005 that included Danbury Fair Mall, Freehold Raceway Mall, Great Northern Mall, Rotterdam Square, Shoppingtown Mall, Towne Mall, Tysons Corner Center and Wilton Mall, collectively referred to as the "Non-Rochester Properties," for total consideration of $224,393, in exchange for the Company's ownership interest in the portion of the Wilmorite portfolio that consisted of Eastview Commons, Eastview Mall, Greece Ridge Center, Marketplace Mall and Pittsford Plaza, collectively referred to as the "Rochester Properties," including approximately $18,000 in cash held at those properties. Included in the redemption consideration was the assumption of the remaining 16.32% interest in the indebtedness of the Non-Rochester Properties, which had an estimated fair value of $105,962. In addition, the Company also received additional consideration of $11,763, in the form of a note, for certain working capital adjustments, extraordinary capital expenditures, leasing commissions, tenant allowances, and decreases in indebtedness during the Company's period of ownership of the Rochester Properties. The Company recognized a gain of $99,082 on the exchange based on the

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

16. Discontinued Operations: (Continued)

difference between the fair value of the additional interest acquired in the Non-Rochester Properties and the carrying value of the Rochester Properties, net of minority interest. This exchange is referred to herein as the "Rochester Redemption."

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

  Other Dispositions:

        In June 2009, the Company recorded an impairment charge of $1,037 related to the anticipated loss on the sale of Village Center, a 170,801 square foot urban village property, in July 2009. The Company subsequently sold the property on July 14, 2009 for $11,912 in total proceeds, resulting in a gain of $144 related to a change in estimate in transaction costs. The Company used the proceeds from the sale to pay down the term loan and for general corporate purposes.

        During the fourth quarter 2009, the Company sold five non-core community centers for $71,275, resulting in an aggregate loss on sale of $16,933. The Company used the proceeds from the sale to pay down the Company's line of credit and for general corporate purposes.

        The Company has classified the results of operations and gain or loss on sale for all of the above dispositions as discontinued operations for the years ended December 31, 2010, 2009 and 2008.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

16. Discontinued Operations: (Continued)

        The following table summarizes the revenues and income for the years ended December 31:

	2010	2009	2008
Revenues:
Scottsdale/101	$—	$—	$10
Holiday Village	—	—	338
Great Falls Marketplace	—	—	(21)
Mervyn's	—	2,986	11,799
Village Center	(7)	946	1,989
Village Plaza	5	1,806	2,048
Village Crossroads	9	2,135	2,565
Village Square I	—	552	687
Village Square II	2	1,290	1,927
Village Fair North	(9)	3,263	3,619

	$—	$12,978	$24,961

(Loss) income from discontinued operations:
Scottsdale/101	$(11)	$(5)	$(3)
Holiday Village	—	(9)	338
Greeley Mall	—	(4)	—
Great Falls Marketplace	—	—	(33)
Northwest Arkansas Mall	—	1	—
Mervyn's	(19)	18	2,503
Village Center	(21)	429	557
Village Plaza	(54)	790	1,277
Village Crossroads	(14)	1,086	1,395
Village Square I	(17)	193	324
Village Square II	(39)	482	813
Village Fair North	(12)	1,549	1,626

	$(187)	$4,530	$8,797

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

17. Future Rental Revenues:

        Under existing non-cancelable operating lease agreements, tenants are committed to pay the following minimum rental payments to the Company:

Year Ending December 31,
2011	$389,882
2012	329,417
2013	292,017
2014	262,240
2015	233,326
Thereafter	866,911

$2,373,793

18. Commitments and Contingencies:

        The Company has certain properties subject to non-cancelable operating ground leases. The leases expire at various times through 2107, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined in the lease. Ground rent expenses were $6,494, $7,818 and $8,999 for the years ended December 31, 2010, 2009 and 2008, respectively. No contingent rent was incurred for the years ended December 31, 2010, 2009 or 2008.

        Minimum future rental payments required under the leases are as follows:

Year Ending December 31,
2011	$13,723
2012	13,839
2013	14,402
2014	13,211
2015	12,052
Thereafter	757,709

$824,936

        As of December 31, 2010 and 2009, the Company was contingently liable for $26,771 and $26,440, respectively, in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company. In addition, the Company has a $11,366 letter of credit at December 31, 2010 that serves as collateral to a liability assumed in the acquisition of Shoppingtown Mall.

        The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the agreement. At December 31, 2010, the Company had $12,141 in outstanding obligations, which it believes will be settled in 2011.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

19. Related-Party Transactions:

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

	2010	2009	2008
Management Fees	$26,781	$24,323	$22,113
Development and Leasing Fees	11,488	9,228	10,809

	$38,269	$33,551	$32,922

        Certain mortgage notes on the properties are held by NML (See Note 10—Mortgage Notes Payable). Interest expense in connection with these notes was $14,254, $19,413 and $14,970 for the years ended December 31, 2010, 2009 and 2008, respectively. Included in accounts payable and accrued expenses is interest payable to these partners of $1,439 and $954 at December 31, 2010 and 2009, respectively.

        As of December 31, 2010 and 2009, the Company had loans to unconsolidated joint ventures of $3,095 and $2,316, respectively. Interest income associated with these notes was $184, $46 and $45 for the years ended December 31, 2010, 2009 and 2008, respectively. These loans represent initial funds advanced to development stage projects prior to construction loan funding. Correspondingly, loan payables in the same amount have been accrued as an obligation by the various joint ventures.

        Due from affiliates of $6,599 and $6,034 at December 31, 2010 and 2009, respectively, represents unreimbursed costs and fees due from unconsolidated joint ventures under management agreements.

20. Share and Unit-Based Plans:

        The Company has established share and unit-based compensation plans for the purpose of attracting and retaining executive officers, directors and key employees.

  2003 Equity Incentive Plan:

        The 2003 Equity Incentive Plan ("2003 Plan") authorizes the grant of stock awards, stock options, stock appreciation rights, stock units, stock bonuses, performance based awards, dividend equivalent rights and operating partnership units or other convertible or exchangeable units. As of December 31, 2010, stock awards, stock units, LTIP Units (as defined below), stock appreciation rights ("SARs") and stock options have been granted under the 2003 Plan. All stock options or other rights to acquire common stock granted under the 2003 Plan have a term of 10 years or less. These awards were generally granted based on certain performance criteria for the Company and the employees. None of the awards have performance requirements other than a service condition of continued employment unless otherwise provided. All awards are subject to restrictions determined by the Company's compensation committee. The aggregate number of shares of common stock that may be issued under the 2003 Plan is 13,825,428 shares. As of December 31, 2010, there were 8,931,222 shares available for issuance under the 2003 Plan.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

20. Share and Unit-Based Plans: (Continued)

  Stock Awards:

        The value of the stock awards was determined by the market price of the common stock on the date of the grant. The following table summarizes the activity of non-vested stock awards during the years ended December 31, 2010, 2009 and 2008:

	2010		2009		2008
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at beginning of year	126,137	$69.53	275,181	$74.68	336,072	$77.21
Granted	11,664	38.58	6,500	8.21	127,272	61.17
Vested	(74,143)	78.48	(155,077)	76.09	(182,510)	70.06
Forfeited	(307)	61.17	(467)	70.19	(5,653)	70.04

Balance at end of year	63,351	$53.69	126,137	$69.53	275,181	$74.68

  Stock Units:

        The stock units represent the right to receive upon vesting one share of the Company's common stock for one stock unit. The value of the outstanding stock units was determined by the market price of the Company's common stock on the date of the grant. The following table summarizes the activity of non-vested stock units during the years ended December 31, 2010 and 2009:

	2010		2009
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	1,567,597	$7.17	—	$—
Granted	—	—	1,600,002	7.17
Vested	(529,048)	7.17	(32,405)	7.17
Forfeited	—	—	—	—

Balance at end of year	1,038,549	$7.17	1,567,597	$7.17

  SARs:

        The SARs vest on March 15, 2011. Once the SARs have vested, the executive will have up to 10 years from the grant date to exercise the SARs. Upon exercise, the executives will receive unrestricted common shares for the appreciation in value of the SARs from the grant date to the exercise date. The Company measured the grant date value of each SAR to be $7.68 using the Black-Scholes Option Pricing Model based upon the following assumptions: volatility of 22.52%, dividend yield of 5.23%, risk free rate of 3.15%, current value of $61.17 and an expected term of 8 years. The assumptions for volatility and dividend yield were based on the Company's historical experience as a

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

20. Share and Unit-Based Plans: (Continued)

publicly traded company, the current value was based on the closing price on the date of grant and the risk free rate was based upon the interest rate of the 10-year treasury bond on the date of grant.

        The following table summarizes the activity of non-vested SARs awards during the years ended December 31, 2010, 2009 and 2008:

	2010		2009		2008
	SARs	Weighted Average Grant Date Fair Value	SARs	Weighted Average Grant Date Fair Value	SARs	Weighted Average Grant Date Fair Value
Balance at beginning of year	1,135,397	$7.51	1,228,384	$7.68	—	$—
Granted	—	—	29,000	1.17	1,257,134	7.68
Vested	—	—	(91,050)	7.68	—	—
Forfeited	(76,275)	7.68	(30,937)	7.68	(28,750)	7.68

Balance at end of year	1,059,122	$7.51	1,135,397	$7.51	1,228,384	$7.68

  Long-Term Incentive Plan Units:

        Under the Long-Term Incentive Plan ("LTIP"), each award recipient is issued a form of operating partnership units ("LTIP Units") in the Operating Partnership. Upon the occurrence of specified events and subject to the satisfaction of applicable vesting conditions, LTIP Units are ultimately redeemable for common stock, or cash at the Company's option, on a one-unit for one-share basis. LTIP Units receive cash dividends based on the dividend amount paid on the common stock. The LTIP provides for both market-indexed awards and service-based awards.

        The market-indexed LTIP Units vest based on the percentile ranking of the Company in terms of total return to stockholders (the "Total Return") per common stock share relative to the Total Return of a group of peer REITs, as measured in accordance with the award agreement. The service-based LTIP Units vest straight-line over the service period. The compensation cost is recognized under the graded attribution method for market-indexed LTIP awards and the straight-line method for the serviced based LTIP awards.

        The fair value of the market-based LTIP Units is estimated on the date of grant using a Monte Carlo Simulation model. The stock price of the Company, along with the stock prices of the group of peer REITs (for market-indexed awards), is assumed to follow the Multivariate Geometric Brownian Motion Process. Multivariate Geometric Brownian Motion is a common assumption when modeling in financial markets, as it allows the modeled quantity (in this case, the stock price) to vary randomly from its current value and take any value greater than zero. The volatilities of the returns on the share price of the Company and the peer group REITs were estimated based on a look-back period. The expected growth rate of the stock prices over the "derived service period" is determined with consideration of the risk free rate as of the grant date.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

20. Share and Unit-Based Plans: (Continued)

        The following table summarizes the activity of non-vested LTIP Units during the years ended December 31, 2010, 2009 and 2008:

	2010		2009		2008
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	252,940	$55.50	299,350	$57.02	187,387	$55.90
Granted	232,632	48.89	—	—	118,780	61.17
Vested	(213,346)	54.45	(46,410)	65.29	(6,817)	89.21
Forfeited	—	—	—	—	—	—

Balance at end of year	272,226	$50.68	252,940	$55.50	299,350	$57.02

  Stock Options:

        The following table summarizes the activity of stock options for the years ended December 31, 2010, 2009 and 2008:

	2010		2009		2008
	Options	Weighted Average Grant Date Fair Value	Options	Weighted Average Grant Date Fair Value	Options	Weighted Average Grant Date Fair Value
Balance at beginning of year	102,500	$81.10	102,500	$81.10	102,500	$81.10
Granted	—	—	—	—		—
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—

Balance at end of year	102,500	$81.10	102,500	$81.10	102,500	$81.10

        At December 31, 2010, all the stock options were fully vested. The weighted average remaining contractual life for the stock options outstanding was six and a half years.

  Directors' Phantom Stock Plan:

        The Directors' Phantom Stock Plan offers non-employee members of the board of directors ("Directors") the opportunity to defer their cash compensation and to receive that compensation in common stock rather than in cash after termination of service or a predetermined period. Compensation generally includes the annual retainers payable by the Company to the Directors. Deferred amounts are generally credited as units of phantom stock at the beginning of each three-year deferral period by dividing the present value of the deferred compensation by the average fair market value of the Company's common stock at the date of award. Compensation expense related to the phantom stock award was determined by the amortization of the value of the stock units on a straight-line basis over the applicable three-year service period. The stock units (including dividend equivalents) vest as the Directors' services (to which the fees relate) are rendered. Vested phantom

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

20. Share and Unit-Based Plans: (Continued)

stock units are ultimately paid out in common stock on a one-unit for one-share basis. To the extent elected by a director, stock units receive dividend equivalents in the form of additional stock units based on the dividend amount paid on the common stock. The aggregate number of phantom stock units that may be granted under the Directors' Phantom Stock Plan is 500,000. As of December 31, 2010, there were 276,390 units available for grant under the Directors' Phantom Stock Plan. As of December 31, 2010, there was no unrecognized cost related to non-vested phantom stock units.

        The following table summarizes the activity of the non-vested phantom stock units for the years ended December 31, 2010, 2009 and 2008:

	2010		2009		2008
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	—	$—	3,209	$83.88	6,419	$83.86
Granted	54,602	35.33	25,036	14.99	11,234	34.17
Vested	(24,819)	36.72	(28,245)	22.82	(14,444)	45.21
Forfeited	—	—	—	—	—	—

Balance at end of year	29,783	$34.18	—	$—	3,209	$83.88

  Employee Stock Purchase Plan ("ESPP"):

        The ESPP authorizes eligible employees to purchase the Company's common stock through voluntary payroll deduction made during periodic offering periods. Under the ESPP plan, common stock is purchased at a 10% discount from the lesser of the fair value of common stock at the beginning and ending of the offering period. A maximum of 750,000 shares of common stock is available for purchase under the ESPP. The number of shares available for future purchase under the plan at December 31, 2010 was 625,094.

  Other Share-Based Plans:

        Prior to the adoption of the 2003 Plan, the Company had several other share-based plans. Under these plans, 20,000 stock options were outstanding as of December 31, 2010. No additional shares may be issued under these plans. All stock options outstanding under these plans were fully vested as of December 31, 2005. As of December 31, 2010, all of the outstanding shares are exercisable at a weighted average price of $28.68. The weighted average remaining contractual life for options outstanding and exercisable was one and a half years.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

20. Share and Unit-Based Plans: (Continued)

  Compensation:

        The following summarizes the compensation cost under the share and unit-based plans:

	2010	2009	2008
LTIP units	$12,780	$3,800	$6,443
Stock awards	3,086	6,964	11,577
Stock units	8,048	3,291	—
Stock options	402	596	596
SARs	2,318	2,669	2,605
Phantom stock units	911	643	653

	$27,545	$17,963	$21,874

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

        On March 26, 2010, as part of a separation agreement with a former executive, the Company modified the terms of the awards of 83,794 stock units and 5,109 LTIP Units granted under the LTIP. In addition, on September 14, 2010, as part of a separation agreement with another former executive, the Company modified the terms of the awards of 37,242 stock units, 2,385 stock awards and 40,000 SARs then outstanding. As a result of these modifications, the Company recognized an additional $5,281 of compensation cost during the year ended December 31, 2010.

        The Company capitalized share and unit-based compensation costs of $12,713, $9,868 and $10,224 for the years ended December 31, 2010, 2009 and 2008, respectively.

        The fair value of the stock awards and stock units that vested during the years ended December 31, 2010, 2009 and 2008 was $23,469, $2,217 and $12,787, respectively. Unrecognized compensation cost of share and unit-based plans at December 31, 2010 consisted of $1,483 from LTIP awards, $805 from stock awards, $3,929 from stock units and $526 from SARs.

21. Employee Benefit Plans:

  Profit Sharing Plan:

        The Company has a retirement profit sharing plan that covers substantially all of its eligible employees. The plan is qualified in accordance with section 401(a) of the Internal Revenue Code. Effective January 1, 1995, this plan was modified to include a 401(k) plan whereby employees can elect to defer compensation subject to Internal Revenue Service withholding rules. This plan was further amended effective February 1, 1999 to add The Macerich Company Common Stock Fund as a new investment alternative under the plan. A total of 150,000 shares of common stock were reserved for issuance under the plan. Contributions by the Company to the plan were made at the discretion of the

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

21. Employee Benefit Plans: (Continued)

Board of Directors and were based upon a specified percentage of employee compensation. On January 1, 2004, the plan adopted the "Safe Harbor" provision under Sections 401(k)(12) and 401(m)(11) of the Internal Revenue Code. In accordance with these newly adopted provisions, the Company began matching contributions equal to 100 percent of the first three percent of compensation deferred by a participant and 50 percent of the next two percent of compensation deferred by a participant. During the years ended December 31, 2010, 2009 and 2008, these matching contributions made by the Company were $3,502, $3,189 and $2,785, respectively. Contributions are recognized as compensation in the period they are made.

  Deferred Compensation Plans:

        The Company has established deferred compensation plans under which key executives of the Company may elect to defer receiving a portion of their cash compensation otherwise payable in one calendar year until a later year. The Company may, as determined by the Board of Directors in its sole discretion prior to the beginning of the plan year, credit a participant's account with a matching amount equal to a percentage of the participant's deferral. The Company contributed $586, $698 and $898 to the plans during the years ended December 31, 2010, 2009 and 2008, respectively. Contributions are recognized as compensation in the periods they are made.

22. Income Taxes:

        For income tax purposes, distributions paid to common stockholders consist of ordinary income, capital gains, unrecaptured Section 1250 gain and return of capital or a combination thereof. The following table details the components of the distributions, on a per share basis, for the years ended December 31:

	2010		2009		2008
Ordinary income	$0.57	27.1%	$0.09	3.3%	$3.19	99.7%
Capital gains	0.04	1.9%	1.12	43.2%	0.01	0.3%
Unrecaptured Section 1250 gain	—	0.0%	0.93	35.8%	—	0.0%
Return of capital	1.49	71.0%	0.46	17.7%	—	0.0%

Dividends paid	$2.10	100.0%	$2.60	100.0%	$3.20	100.0%

        The Company has made Taxable REIT Subsidiary elections for all of its corporate subsidiaries other than its Qualified REIT Subsidiaries. The elections, effective for the year beginning January 1, 2001 and future years were made pursuant to Section 856(l) of the Internal Revenue Code. The income tax benefit (provision) of the TRSs for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
Current	$(11)	$(264)	$—
Deferred	9,213	5,025	(1,126)

Income tax benefit (provision)	$9,202	$4,761	$(1,126)

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

22. Income Taxes: (Continued)

        Income tax benefit (provision) of the TRSs for the years ended December 31, 2010, 2009 and 2008 are reconciled to the amount computed by applying the Federal Corporate tax rate as follows:

	2010	2009	2008
Book (loss) income for TRSs	($19,896)	($15,371)	$879

Tax at statutory rate on earnings from continuing operations before income taxes	$6,765	$5,226	$(299)
Other	2,437	(465)	(827)

Income tax benefit (provision)	$9,202	$4,761	$(1,126)

        The net operating loss carryforwards are currently scheduled to expire through 2030, beginning in 2021. Net deferred tax assets of $19,525 and $11,866 were included in deferred charges and other assets, net at December 31, 2010 and 2009, respectively. The tax effects of temporary differences and carryforwards of the TRSs included in the net deferred tax assets at December 31, 2010 and 2009 are summarized as follows:

	2010	2009
Net operating loss carryforwards	$20,292	$10,380
Property, primarily differences in depreciation and amortization, the tax basis of land assets and treatment of certain other costs	(3,097)	(646)
Other	2,330	2,132

Net deferred tax assets	$19,525	$11,866

        The following is a reconciliation of the unrecognized tax benefits for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Unrecognized tax benefits at beginning of year	$2,420	$2,201	$1,906
Gross increases for tax positions of current year	—	651	647
Gross decreases for tax positions of current year	(2,420)	(432)	(352)

Unrecognized tax benefits at end of year	$—	$2,420	$2,201

        The tax years 2007 through 2009 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefit will materially change within the next 12 months.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

23. Quarterly Financial Data (Unaudited):

        The following is a summary of quarterly results of operations for the years ended December 31, 2010 and 2009:

	2010 Quarter Ended				2009 Quarter Ended
	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31
Revenues(1)	$203,885	$190,679	$181,881	$182,114	$199,966	$197,792	$202,175	$205,721
Net income (loss) available to common stockholders	$23,558	$8,429	$(440)	$(6,357)	$(14,376)	$142,838	$(21,736)	$14,016
Net income (loss) available to common stockholders per share-basic	$0.18	$0.06	$(0.01)	$(0.08)	$(0.17)	$1.75	$(0.29)	$0.18
Net income (loss) available to common stockholders per share-diluted	$0.18	$0.06	$(0.01)	$(0.08)	$(0.18)	$1.75	$(0.29)	$0.18

(1)
Revenues as reported on the Company's Quarterly Reports on Form 10-Q have been reclassified to reflect adjustments for discontinued operations.

24. Subsequent Events:

        On January 28, 2011, the Company in a 50/50 joint venture, agreed to acquire the Shops at Atlas, a 400,000 square foot community center in Queens, New York, for a total purchase price of $53,750. The Company's share of the purchase price consisting of $26,875 is expected to be funded from cash on hand.

        On February 1, 2011, the Company paid off in full the mortgage note payable on Chesterfield Towne Center.

        On February 3, 2011, the Company announced a dividend/distribution of $0.50 per share for common stockholders and OP Unit holders of record on February 22, 2011. All dividends/distributions will be paid 100% in cash on March 8, 2011.

        On February 24, 2011, the Company increased its ownership interest in Kierland Commons, a 434,690 square foot community center in Scottsdale, Arizona, from 24.5% to 50%. The purchase price for this transaction was $34,162 in cash and the assumption of $18,613 of existing debt.

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Stockholders of
Pacific Premier Retail Trust:

        We have audited the accompanying consolidated balance sheet of Pacific Premier Retail Trust, a Maryland real estate investment trust (the "Trust") as of December 31, 2010, and the related consolidated statements of operations, equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the 2010 information in the Trust's financial statement schedule III—Real Estate and Accumulated Depreciation listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on these 2010 consolidated financial statements and financial statement schedule based on our audit.

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

        In our opinion, the 2010 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Premier Retail Trust as of December 31, 2010, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the 2010 information in the related financial statement schedule III—Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the 2010 information set forth therein.

/s/ KPMG LLP

Los Angeles, California
February 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Stockholders of
Pacific Premier Retail Trust

        We have audited the accompanying consolidated balance sheet of Pacific Premier Retail Trust, a Maryland Real Estate Investment Trust (the "Trust") as of December 31, 2009, and the related consolidated statements of operations, equity, and cash flows for each of the two years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Los Angeles, California
February 26, 2010

PACIFIC PREMIER RETAIL TRUST

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par values)

	December 31,
	2010	2009
ASSETS:
Property, net	$1,004,003	$1,012,564
Cash and cash equivalents	37,572	48,512
Restricted cash	—	1,455
Tenant receivables, net	5,705	6,812
Deferred rent receivable	11,987	10,953
Deferred charges, net	33,750	20,971
Due from related parties	—	154
Other assets	8,169	20,735

Total assets	$1,101,186	$1,122,156

LIABILITIES AND EQUITY:
Mortgage notes payable:
Related parties	$59,748	$61,201
Others	922,950	936,930

Total	982,698	998,131
Accounts payable	1,723	2,298
Accrued interest payable	3,885	4,028
Tenant security deposits	1,707	1,727
Other accrued liabilities	28,275	24,245
Due to related parties	1,225	—

Total liabilities	1,019,513	1,030,429

Commitments and contingencies
Equity:
Stockholders' equity:
Series A and Series B redeemable preferred stock, $.01 par value, 625 shares authorized, issued and outstanding at December 31, 2010 and 2009	—	—
Series A and Series B common stock, $.01 par value, 219,611 shares authorized issued and outstanding at December 31, 2010 and 2009	2	2
Additional paid-in capital	319,586	319,590
Accumulated deficit	(237,773)	(228,044)
Accumulated other comprehensive loss	—	(30)

Total stockholders' equity	81,815	91,518
Noncontrolling interests	(142)	209

Total equity	81,673	91,727

Total liabilities and equity	$1,101,186	$1,122,156

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER RETAIL TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	For the years ended December 31,
	2010	2009	2008
Revenues:
Minimum rents	$131,204	$131,785	$130,780
Percentage rents	5,487	5,039	5,177
Tenant recoveries	50,626	50,074	50,690
Other	6,688	4,583	4,706

Total revenues	194,005	191,481	191,353

Expenses:
Maintenance and repairs	12,082	11,232	10,985
Real estate taxes	16,266	15,547	13,784
Management fees	6,677	6,634	6,700
General and administrative	5,540	6,043	6,534
Ground rent	1,580	1,467	1,559
Insurance	2,008	2,172	2,118
Utilities	5,896	6,074	6,790
Security	5,419	5,329	5,390
Interest	51,796	51,466	45,995
Depreciation and amortization	38,928	36,345	32,627

Total expenses	146,192	142,309	132,482

Gain on disposition of assets	468	—	—
Loss on early extinguishment of debt	(1,352)	—	—

Net income	46,929	49,172	58,871
Less net income attributable to noncontrolling interests	212	224	232

Net income attributable to the Trust	$46,717	$48,948	$58,639

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER RETAIL TRUST

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands)

	Stockholders Equity
	Common Shares	Preferred Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance January 1, 2008	219,611	625	$2	$320,555	$(136,400)	—	$184,157	$1,018	$185,175
Net income	—	—	—	—	58,639	—	58,639	232	58,871
Distributions to Macerich PPR Corp.	—	—	—	—	(35,802)	—	(35,802)	—	(35,802)
Distributions to Ontario Teachers' Pension Plan Board	—	—	—	—	(34,594)	—	(34,594)	—	(34,594)
Other distributions	—	—	—	—	(75)		(75)	—	(75)

Balance December 31, 2008	219,611	625	2	320,555	(148,232)	—	172,325	1,250	173,575

Comprehensive income:
Net income	—	—	—	—	48,948	—	48,948	224	49,172
Interest rate cap agreement	—	—	—	—	—	(30)	(30)	—	(30)

Total comprehensive income	—	—	—	—	48,948	(30)	48,918	224	49,142
Distributions to Macerich PPR Corp.	—	—	—	—	(65,447)	—	(65,447)	—	(65,447)
Distributions to Ontario Teachers' Pension Plan Board	—	—	—	—	(63,238)	—	(63,238)	—	(63,238)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,230)	(2,230)
Other distributions	—	—	—	—	(75)	—	(75)		(75)
Adjustment of noncontrolling interests in Trust	—	—	—	(965)	—	—	(965)	965	—

Balance December 31, 2009	219,611	625	2	319,590	(228,044)	(30)	91,518	209	91,727

Comprehensive income:
Net income	—	—	—	—	46,717	—	46,717	212	46,929
Interest rate cap agreement	—	—	—	—	—	30	30	—	30

Total comprehensive income	—	—	—	—	46,717	30	46,747	212	46,959
Distributions to Macerich PPR Corp.	—	—	—	—	(28,669)	—	(28,669)	—	(28,669)
Distributions to Ontario Teachers' Pension Plan Board	—	—	—	—	(27,702)	—	(27,702)	—	(27,702)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(567)	(567)
Other distributions	—	—	—	—	(75)	—	(75)		(75)
Adjustment of noncontrolling interests in Trust	—	—	—	(4)	—	—	(4)	4	—

Balance December 31, 2010	219,611	625	$2	$319,586	$(237,773)	$—	$81,815	$(142)	$81,673

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER RETAIL TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the years ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$46,929	$49,172	$58,871
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,088	1,270	679
Gain on disposition of asset	(468)	—	—
Depreciation and amortization	41,402	37,589	33,132
Changes in assets and liabilities:
Tenant receivables	19	(3,192)	2,550
Deferred rent receivable	(1,034)	(923)	(238)
Other assets	12,596	(12,890)	(6,346)
Accounts payable	(197)	143	(265)
Accrued interest payable	(143)	390	(304)
Tenant security deposits	(20)	(857)	339
Other accrued liabilities	4,549	7,840	3,513
Due to related parties	1,379	(1,331)	(23)

Net cash provided by operating activities	106,100	77,211	91,908

Cash flows from investing activities:
Acquistions of property and improvements	(27,185)	(33,881)	(62,386)
Deferred leasing charges	(17,309)	(3,015)	(9,868)
Restricted cash	1,455	153	(123)

Net cash used in investing activities	(43,039)	(36,743)	(72,377)

Cash flows from financing activities:
Proceeds from notes payable	350,000	72,428	250,000
Payments on notes payable	(365,433)	(5,148)	(138,388)
Distributions	(56,638)	(147,765)	(52,946)
Dividends to preferred stockholders	(375)	(375)	(375)
Deferred financing costs	(1,555)	(5,563)	(433)

Net cash (used in) provided by financing activities	(74,001)	(86,423)	57,858

Net (decrease) increase in cash	(10,940)	(45,955)	77,389
Cash and cash equivalents, beginning of year	48,512	94,467	17,078

Cash and cash equivalents, end of year	$37,572	$48,512	$94,467

Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$49,814	$50,381	$45,794

Non-cash transactions:
Accrued distributions included in other accrued liabilities	$—	$—	$17,150

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER RETAIL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

1. Organization:

        On February 12, 1999, Macerich PPR Corp. (the "Corp"), an indirect wholly owned subsidiary of The Macerich Company (the "Company"), and Ontario Teachers' Pension Plan Board ("Ontario Teachers") formed the Pacific Premier Retail Trust (the "Trust") to acquire and operate a portfolio of regional shopping centers (the "Centers").

        Included in the Centers is a 99% interest in Los Cerritos Center and Stonewood Mall, all other Centers are held at 100%.

        The Centers as of December 31, 2010 and their locations are as follows:

Cascade Mall	Burlington, Washington
Creekside Crossing Mall	Redmond, Washington
Cross Court Plaza	Burlington, Washington
Kitsap Mall	Silverdale, Washington
Kitsap Place	Silverdale, Washington
Lakewood Center	Lakewood, California
Los Cerritos Center	Cerritos, California
Northpoint Plaza	Silverdale, Washington
Redmond Town Center	Redmond, Washington
Redmond Office	Redmond, Washington
Stonewood Mall	Downey, California
Washington Square Mall	Portland, Oregon
Washington Square Too	Portland, Oregon

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

  Tenant Receivables:

        Included in tenant receivables are accrued percentage rents of $1,678 and $1,807 and an allowance for doubtful accounts of $619 and $847 at December 31, 2010 and 2009, respectively.

PACIFIC PREMIER RETAIL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

2. Summary of Significant Accounting Policies: (Continued)

  Revenues:

        Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight-line rent adjustment." Rental income was increased by $1,034, $923, and $59 in during the year ended December 31, 2010, 2009 and 2008, respectively, due to the straight-line rent adjustment. Percentage rents are recognized on an accrual basis and are accrued when tenants' specified sales targets have been met.

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

  Accounting for Impairment:

        The Trust assesses whether an indicator of impairment in the value of its long-lived assets exists by considering expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenants' ability to perform their duties and pay rent under the terms of the leases. If an impairment indicator exists, the determination of recoverability is made based upon the estimated undiscounted future net cash flows, excluding interest expense. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flows analysis, with the carrying value of the related assets. Long-lived assets classified as held for sale are measured at the lower of the carrying amount or fair value less cost to sell. There was no impairment of long-lived assets during the year ended December 31, 2010, 2009 or 2008.

PACIFIC PREMIER RETAIL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

2. Summary of Significant Accounting Policies: (Continued)

  Deferred Charges:

        Costs relating to obtaining tenant leases are deferred and amortized over the initial term of the agreement using the straight-line method. Costs relating to financing of properties are deferred and amortized over the life of the related loan using the straight-line method, which approximates the effective interest method. The range of terms of the agreements is as follows:

Deferred lease costs	1 - 9 years
Deferred finance costs	1 - 12 years

        Included in deferred charges is accumulated amortization of $13,806 and $11,141 at December 31, 2010 and 2009, respectively.

  Derivatives and Hedging Activities:

        The Trust recognizes all derivatives in the consolidated financial statements and measures the derivatives at fair value. The Trust uses interest rate swap and cap agreements (collectively, "interest rate agreements") in the normal course of business to manage or reduce its exposure to adverse fluctuations in interest rates. The Trust designs its hedges to be effective in reducing the risk exposure that they are designated to hedge. Any instrument that meets the cash flow hedging criteria is formally designated as a cash flow hedge at the inception of the derivative contract. On an ongoing quarterly basis, the Trust adjusts its balance sheet to reflect the current fair value of its derivatives. To the extent they are effective, changes in fair value of derivatives are recorded in comprehensive income. Ineffective portions, if any, are included in net income. No ineffectiveness was recorded during the year ended December 31, 2010 or 2009. If any derivative instrument used for risk management does not meet the hedging criteria, it is marked-to-market each period in the consolidated statements of operations.

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

        No tenants represented more than 10% of total minimum rents during the years ended December 31, 2010 or 2009. One tenant represented 10.6% of total minimum rents for the year ended December 31, 2008.

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

  Recent Accounting Pronouncements:

        In June 2009, the Financial Accounting Standards Board ("FASB") issued new guidance which removes the concept of a qualifying special-purpose entity and requires a transferor to consider all arrangements or agreements made contemporaneously with, or in contemplation of, a transfer of a financial asset in order to determine whether a transferor and all of the entities included in the transferor's financial statements being presented have surrendered control of the transferred financial asset. The adoption of this pronouncement on January 1, 2010 did not have a material impact on the Trust's consolidated financial statements.

PACIFIC PREMIER RETAIL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

2. Summary of Significant Accounting Policies: (Continued)

        In June 2009, the FASB issued new consolidation guidance for determining whether a reporting enterprise is the primary beneficiary in a variable interest entity and therefore should consolidate the variable interest entity in its financial statements. The new consolidation guidance also requires ongoing reassessments and additional disclosures about the reporting enterprise's involvement with the variable interest entity. The adoption of this pronouncement on January 1, 2010, did not have a material impact on the Trust's consolidated financial statements.

3. Derivative Instruments and Hedging Activities:

        As of December 31, 2010, the Trust did not have any outstanding derivative instruments.

        Amounts paid (received) as a result of interest rate agreements are recorded as an addition (reduction) to (of) interest expense. The Trust recorded other comprehensive income (loss) related to the marking-to-market of an interest rate agreement of $30 and ($30) for the years ended December 31, 2010 and 2009, respectively. There were no derivatives in 2008.

4. Property:

        Property at December 31, 2010 and 2009 consists of the following:

	2010	2009
Land	$267,673	$257,473
Building improvements	953,241	923,230
Tenant improvements	55,891	48,802
Equipment and furnishings	10,560	8,275
Construction in progress	5,425	30,771

	1,292,790	1,268,551
Less accumulated depreciation	(288,787)	(255,987)

	$1,004,003	$1,012,564

        On December 19, 2008, the Trust purchased a fee and/or ground leasehold interest in freestanding Mervyn's department stores located at Lakewood Center, Los Cerritos Center and Stonewood Mall for an aggregate purchase price of $43,405, from the Macerich Management Company ("Management Company"), a subsidiary of the Company. The purchase was funded by the proceeds of the Washington Square loan, which closed on December 10, 2008 (See Note 5—Mortgage Notes Payable).

        Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $35,018, $32,973 and $29,586, respectively.

PACIFIC PREMIER RETAIL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

5. Mortgage Notes Payable:

        Mortgage notes payable at December 31, 2010 and 2009 consist of the following:

	Carrying Amount of Mortage Notes
	2010		2009
Property Pledged as Collateral	Other	Related Party	Other	Related Party	Interest Rate(a)	Monthly Debt Service(b)	Maturity Date
Cascade Mall(c)	$—	$—	$38,108	$—	—	$—	—
Kitsap Mall/Kitsap Place(c)(d)	—	—	55,573	—	—	—	—
Lakewood Center	250,000	—	250,000	—	5.43%	1,127	2015
Los Cerritos Center(e)	200,000	—	200,000	—	0.93%	155	2011
Redmond Office(f)	—	59,748	—	61,201	7.52%	500	2014
Stonewood Mall(g)	114,000	—	72,056	—	4.67%	640	2017
Washington Square	243,950	—	247,193	—	6.04%	1,499	2016
Pacific Premier Retail Trust(h)	115,000	—	74,000	—	5.06%	363	2012

	$922,950	$59,748	$936,930	$61,201

(a)
The interest rate disclosed represents the effective interest rate, including the deferred finance costs and notional amounts covered by interest rate swap agreements.

(b)
This represents the monthly payment of principal and interest.

(c)
On February 1, 2010, the loan was paid off in full.

(d)
The loan is cross-collateralized by Kitsap Mall and Kitsap Place.

(e)
The loan bears interest at a rate of LIBOR plus 0.67%. The total interest rate was 0.93% at December 31, 2010 and 2009. The Trust expects to refinance this loan in 2011.

(f)
The note is payable to one of the Company's joint venture partners. See Note 6—Related Party Transactions.

(g)
On November 2, 2010, the joint venture replaced the existing loan with a new $114,000 loan that bears interest at 4.60% and matures on November 1, 2017.

(h)
On November 3, 2010, the joint venture repaid $40,000 of the $155,000 balance then outstanding on the credit facility, modified the interest rate to LIBOR plus 3.50% and modified the maturity date to November 3, 2012, with a one-year extension option. The credit facility is cross-collateralized by Cascade Mall, Cross Court Plaza, Kitsap Mall, Kitsap Place, Northpoint Plaza and Redmond Town Center. The total interest rate was 5.06% and 7.28% at December 31, 2010 and 2009, respectively.

        Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

        Total interest costs capitalized for the years ended December 31, 2010, 2009 and 2008 were $380, $549, and $1,199, respectively.

PACIFIC PREMIER RETAIL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

5. Mortgage Notes Payable: (Continued)

        The fair value of mortgage notes payable at December 31, 2010 and 2009 was $1,043,447 and $975,189, respectively, based on current interest rates for comparable loans. The method for computing fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

        The above debt matures as follows:

Year Ending December 31,	Amount
2011	$207,499
2012	122,949
2013	8,428
2014	61,656
2015	257,366
Thereafter	324,800

$982,698

6. Related Party Transactions:

        The Trust engages the Macerich Management Company ("Management Company") to manage the operations of the Trust. The Management Company provides property management, leasing, corporate, redevelopment and acquisitions services to the properties of the Trust. Under these arrangements, the Management Company is reimbursed for compensation paid to on-site employees, leasing agents and project managers at the properties, as well as insurance costs and other administrative expenses. In consideration of these services, the Management Company receives monthly management fees of 4.0% of the gross monthly rental revenue of the properties. During the years ended 2010, 2009 and 2008, the Trust incurred management fees of $6,677, $6,634, and $6,700, respectively, to the Management Company.

        A mortgage note collateralized by the office component of Redmond Office is held by one of the Company's joint venture partners. In connection with this note, interest expense was $4,536, $4,450, and $4,369, during the years ended December 31, 2010, 2009 and 2008, respectively.

        On December 19, 2008, the Trust purchased a fee and/or ground leasehold interest in freestanding Mervyn's department stores located at Lakewood Center, Los Cerritos Center and Stonewood Mall for an aggregate purchase price of $43,405, from the Management Company. The purchase was funded by the proceeds of Washington Square loan, which closed on December 10, 2008. (See Note 4—Property).

7. Income Taxes:

        The Trust elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1999. To qualify as a REIT, the Trust must meet a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its taxable income to its stockholders. It is the Trust's current intention to adhere to these requirements and maintain the Trust's REIT status. As a REIT, the Trust generally will not be subject

PACIFIC PREMIER RETAIL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

7. Income Taxes: (Continued)

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

        For income tax purposes, distributions consist of ordinary income, capital gains, return of capital or a combination thereof. The following table details the components of the distributions, on a per share basis, for the years ended December 31:

	2010		2009		2008
Ordinary income	$237.04	92.8%	$267.98	40.5%	$319.18	100.0%
Qualified dividends	—	0.0%	—	0.0%	—	0.0%
Capital gains	—	0.0%	—	0.0%	—	0.0%
Return of capital	18.28	7.2%	394.03	59.5%	—	0.0%

Dividends paid	$255.32	100.0%	$662.01	100.0%	$319.18	100.0%

8. Future Rental Revenues:

        Under existing non-cancelable operating lease agreements, tenants are committed to pay the following minimum rental payments to the Trust:

Year Ending December 31,	Amount
2011	$118,867
2012	103,981
2013	87,689
2014	68,119
2015	55,510
Thereafter	200,217

$634,383

9. Redeemable Preferred Stock:

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

PACIFIC PREMIER RETAIL TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

10. Commitments:

        The Trust has certain properties subject to non-cancelable operating ground leases. The leases expire at various times through 2069, subject in some cases to options to extend the terms of the lease. Ground rent expense, net of amounts capitalized, was $1,580, $1,467, and $1,559, for the years ended December 31, 2010, 2009 and 2008, respectively.

        Minimum future rental payments required under the leases are as follows:

Year Ending December 31,	Amount
2011	$1,592
2012	1,592
2013	1,592
2014	1,592
2015	1,592
Thereafter	66,293

$74,253

11. Noncontrolling Interests:

        Included in permanent equity are outside ownership interests in Los Cerritos Center and Stonewood Mall. The joint venture partners do not have rights that require the Trust to redeem the ownership interests in either cash or stock.

12. Subsequent Events:

        The Trust evaluated activity through February 25, 2011 (the issue date of these Consolidated Financial Statements) and concluded that no subsequent events have occurred that would require recognition or additional disclosure.

THE MACERICH COMPANY

Schedule III—Real Estate and Accumulated Depreciation

December 31, 2010

(Dollars in thousands)

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
Shopping Centers/Entities	Land	Building and Improvements	Equipment and Furnishings	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Equipment and Furnishings	Construction in Progress	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation
Black Canyon Auto Park	$20,600	$—	$—	$553	$19,555	$—	$—	$1,598	$21,153	$—	$21,153
Black Canyon Retail	—	—	—	514	—	—	—	514	514	—	514
Borgata	3,667	28,080	—	7,592	3,667	35,455	194	23	39,339	9,765	29,574
Cactus Power Center	15,374	—		16,372	—	—	—	31,746	31,746	—	31,746
Capitola Mall	11,312	46,689	—	8,089	11,309	54,122	556	103	66,090	22,063	44,027
Carmel Plaza	9,080	36,354	—	15,823	9,080	51,983	194	—	61,257	16,979	44,278
Chandler Fashion Center	24,188	223,143	—	7,652	24,188	229,593	1,202	—	254,983	56,775	198,208
Chesterfield Towne Center	18,517	72,936	2	37,226	18,517	107,800	2,223	141	128,681	51,494	77,187
Coolidge Holding	—	—	—	69	—	—	—	69	69	—	69
Danbury Fair Mall	130,367	316,951	—	72,286	136,200	363,184	4,091	16,129	519,604	53,683	465,921
Deptford Mall	48,370	194,250	—	24,540	61,029	205,123	933	75	267,160	24,451	242,709
Estrella Falls	10,550	—	—	65,071	—	—	—	75,621	75,621	—	75,621
Fiesta Mall	19,445	99,116	—	56,325	36,601	138,116	169	—	174,886	21,185	153,701
Flagstaff Mall	5,480	31,773	—	13,657	5,480	45,186	137	107	50,910	9,515	41,395
Freehold Raceway Mall	164,986	362,841	—	98,407	178,875	442,556	2,219	2,584	626,234	72,072	554,162
Fresno Fashion Fair	17,966	72,194	—	40,619	17,966	111,345	1,462	6	130,779	39,476	91,303
Great Northern Mall	12,187	62,657	—	7,390	12,635	68,482	406	711	82,234	13,856	68,378
Green Tree Mall	4,947	14,925	332	34,793	4,947	49,444	606	—	54,997	35,703	19,294
Hilton Village	—	19,067	—	1,237	—	20,183	121	—	20,304	3,179	17,125
La Cumbre Plaza	18,122	21,492	—	21,056	17,280	43,054	260	76	60,670	11,159	49,511
Macerich Cerritos Adjacent, LLC	—	6,448	—	(5,692)	—	756	—	—	756	193	563
Macerich Management Co.	—	2,237	26,562	56,485	1,922	5,457	70,426	7,479	85,284	45,387	39,897
MACWH, LP	—	25,771	—	4,930	458	27,770	1,013	1,460	30,701	4,938	25,763
Mervyn's (former locations)	19,876	118,089	—	98,769	54,067	174,115	229	8,323	236,734	19,896	216,838

See accompanying reports of independent registered public accounting firms

THE MACERICH COMPANY

Schedule III—Real Estate and Accumulated Depreciation (Continued)

December 31, 2010

(Dollars in thousands)

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
Shopping Centers/Entities	Land	Building and Improvements	Equipment and Furnishings	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Equipment and Furnishings	Construction in Progress	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation
Northgate Mall	8,400	34,865	841	96,097	13,414	123,683	2,971	135	140,203	38,661	101,542
Northridge Mall	20,100	101,170	—	11,332	20,100	111,759	718	25	132,602	25,671	106,931
Oaks, The	32,300	117,156	—	228,879	56,064	319,955	1,894	422	378,335	49,615	328,720
One Scottsdale	—	—	—	86	—	—	—	86	86	—	86
Pacific View	8,697	8,696	—	116,774	7,854	121,720	1,776	2,817	134,167	35,582	98,585
Palisene	—	2,759	—	27,547	—	—	—	30,306	30,306	—	30,306
Panorama Mall	4,373	17,491	—	4,955	4,857	21,335	235	392	26,819	5,459	21,360
Paradise Valley Mall	24,565	125,996	—	40,795	35,921	153,407	1,996	32	191,356	34,244	157,112
Paradise Village Ground Leases	8,880	2,489	—	(4,945)	5,054	1,370	—	—	6,424	193	6,231
Prasada	6,365			22,009	6,615	—	—	21,759	28,374	—	28,374
Prescott Gateway	5,733	49,778	—	8,894	5,733	58,446	226	—	64,405	16,396	48,009
Prescott Peripheral	—	—	—	5,586	1,345	4,241	—	—	5,586	877	4,709
Promenade at Casa Grande	15,089	—	—	99,892	11,360	103,574	47	—	114,981	13,707	101,274
PVOP II	1,150	1,790	—	3,539	2,300	3,884	295	—	6,479	1,812	4,667
Rimrock Mall	8,737	35,652	—	11,049	8,737	46,170	445	86	55,438	18,172	37,266
Rotterdam Square	7,018	32,736	—	2,270	7,285	34,400	339	—	42,024	7,604	34,420
Salisbury, The Centre at	15,290	63,474	31	23,772	15,284	86,194	810	279	102,567	32,224	70,343
Santa Monica Place	26,400	105,600	—	263,116	41,365	308,518	5,702	39,531	395,116	5,766	389,350
SanTan Village Regional Center	7,827	—	—	189,052	6,344	189,857	678	—	196,879	30,626	166,253
SanTan Adjacent Land	29,414	—	—	4,048	29,506	—	—	3,956	33,462	—	33,462
Shoppingtown Mall	11,927	61,824	—	13,923	12,371	71,525	190	3,588	87,674	13,691	73,983
Somersville Town Center	4,096	20,317	1,425	13,588	4,099	34,825	486	16	39,426	20,144	19,282
South Plains Mall	23,100	92,728	—	25,448	23,100	115,207	939	2,030	141,276	36,334	104,942
South Towne Center	19,600	78,954	—	25,113	20,360	102,231	975	101	123,667	36,767	86,900
Superstition Springs Power Center	1,618	4,420	—	73	1,618	4,397	58	38	6,111	1,059	5,052

See accompanying reports of independent registered public accounting firms

THE MACERICH COMPANY

Schedule III—Real Estate and Accumulated Depreciation (Continued)

December 31, 2010

(Dollars in thousands)

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
Shopping Centers/Entities	Land	Building and Improvements	Equipment and Furnishings	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Equipment and Furnishings	Construction in Progress	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation
The Macerich Partnership, L.P.	—	2,534	—	14,289	728	5,050	5,845	5,200	16,823	1,507	15,316
The Shops at Tangerine (Marana)	36,158	—	—	(4,090)	16,921	—	—	15,147	32,068	—	32,068
Towne Mall	6,652	31,184	—	1,972	6,890	32,811	107	—	39,808	6,826	32,982
The Market at Estrella Falls	—	—	—	9,713	—	9,713	—	—	9,713	486	9,227
The Marketplace at Flagstaff Mall	—	—	—	52,762	—	52,756	6	—	52,762	6,995	45,767
Tucson La Encantada	12,800	19,699	—	55,119	12,800	74,598	220	—	87,618	24,740	62,878
Twenty Ninth Street	50	37,793	64	204,303	23,599	217,782	829	—	242,210	58,913	183,297
Valley River	24,854	147,715	—	10,845	24,854	157,448	1,106	6	183,414	24,171	159,243
Valley View Center	17,100	68,687	—	48,111	23,764	108,118	1,712	304	133,898	42,582	91,316
Victor Valley, Mall at	15,700	75,230	—	45,241	22,564	111,400	1,207	1,000	136,171	20,935	115,236
Vintage Faire Mall	14,902	60,532	—	47,949	17,647	104,851	874	11	123,383	37,146	86,237
Wadell Center West	12,056	—	—	4,066	—	—	—	16,122	16,122	—	16,122
Westcor / Queen Creek	—	—	—	347	—	—	—	347	347	—	347
Westside Pavilion	34,100	136,819	—	63,660	34,100	193,513	5,205	1,761	234,579	60,884	173,695
Wilton Mall	19,743	67,855	—	7,524	19,810	74,485	198	629	95,122	12,822	82,300

	$1,039,828	$3,360,956	$29,257	$2,478,466	$1,158,139	$5,332,947	$124,530	$292,891	$6,908,507	$1,234,380	$5,674,127

See accompanying reports of independent registered public accounting firms

THE MACERICH COMPANY

Schedule III—Real Estate and Accumulated Depreciation

December 31, 2010

(Dollars in thousands)

        Depreciation of the Company's investment in buildings and improvements reflected in the statements of income are calculated over the estimated useful lives of the asset as follows:

Buildings and improvements	5 - 40 years
Tenant improvements	5 - 7 years
Equipment and furnishings	5 - 7 years

        The changes in total real estate assets for the three years ended December 31, 2010 are as follows:

	2010	2009	2008
Balances, beginning of year	$6,697,259	$7,355,703	$7,078,802
Additions	239,362	241,025	349,272
Dispositions and retirements	(28,114)	(899,469)	(72,371)

Balances, end of year	$6,908,507	$6,697,259	$7,355,703

        The changes in accumulated depreciation for the three years ended December 31, 2010 are as follows:

	2010	2009	2008
Balances, beginning of year	$1,039,320	$984,384	$891,329
Additions	206,913	224,279	193,685
Dispositions and retirements	(11,853)	(169,343)	(100,630)

Balances, end of year	$1,234,380	$1,039,320	$984,384

See accompanying reports of independent registered public accounting firms

PACIFIC PREMIER RETAIL TRUST

Schedule III—Real Estate and Accumulated Depreciation

December 31, 2010

(Dollars in thousands)

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
				Cost Capitalized Subsequent to Acquisition							Total Cost Net of Accumulated Depreciation
Shopping Centers	Land	Building and Improvements	Equipment and Furnishings		Land	Building and Improvements	Equipment and Furnishings	Construction in Progress	Total	Accumulated Depreciation
Cascade Mall	$8,200	$32,843	$—	$5,464	$8,200	$37,317	$990	$—	$46,507	$12,505	$34,002
Creekside Crossing	620	2,495	—	300	620	2,795	—	—	3,415	869	2,546
Cross Court Plaza	1,400	5,629	—	428	1,400	6,057	—	—	7,457	1,951	5,506
Kitsap Mall	13,590	56,672	—	8,008	13,486	64,632	152	—	78,270	20,276	57,994
Kitsap Place	1,400	5,627	—	3,008	1,400	8,635	—	—	10,035	2,468	7,567
Lakewood Center	48,025	125,759	—	80,138	58,657	193,637	1,628	—	253,922	50,877	203,045
Los Cerritos Center	65,179	146,497	—	53,721	74,148	185,042	2,586	3,621	265,397	45,572	219,825
Northpoint Plaza	1,400	5,627	—	681	1,397	6,311	—	—	7,708	2,053	5,655
Redmond Towne Center	18,381	73,868	—	22,230	17,864	96,237	326	52	114,479	29,845	84,634
Redmond Office	20,676	90,929	—	15,235	20,676	106,164	—	—	126,840	30,705	96,135
Stonewood Mall	30,902	72,104	—	11,353	30,902	81,671	1,689	97	114,359	25,433	88,926
Washington Square Mall	33,600	135,084	—	74,941	33,600	205,524	3,126	1,375	243,625	61,681	181,944
Washington Square Too	4,000	16,087	—	689	5,323	15,110	63	280	20,776	4,552	16,224

	$247,373	$769,221	$—	$276,196	$267,673	$1,009,132	$10,560	$5,425	$1,292,790	$288,787	$1,004,003

See accompanying reports of independent registered public accounting firms

PACIFIC PREMIER RETAIL TRUST

Schedule III—Real Estate and Accumulated Depreciation

December 31, 2010

(Dollars in thousands)

        Depreciation of the Company's investment in buildings and improvements reflected in the statements of income are calculated over the estimated useful lives of the asset as follows:

Buildings and improvements	5 - 40 years
Tenant improvements	5 - 7 years
Equipment and furnishings	5 - 7 years

        The changes in total real estate assets for the three years ended December 31, 2010 are as follows:

	2010	2009	2008
Balances, beginning of year	$1,268,551	$1,236,688	$1,177,775
Additions	26,715	32,336	63,822
Dispositions and retirements	(2,476)	(473)	(4,909)

Balances, end of year	$1,292,790	$1,268,551	$1,236,688

        The changes in accumulated depreciation for the three years ended December 31, 2010 are as follows:

	2010	2009	2008
Balances, beginning of year	$255,987	$223,456	$198,796
Additions	35,017	33,004	29,586
Dispositions and retirements	(2,217)	(473)	(4,926)

Balances, end of year	$288,787	$255,987	$223,456

See accompanying reports of independent registered public accounting firms

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2011.

THE MACERICH COMPANY
By	/s/ ARTHUR M. COPPOLA Arthur M. Coppola Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ ARTHUR M. COPPOLA Arthur M. Coppola	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2011
/s/ DANA K. ANDERSON Dana K. Anderson	Vice Chairman of the Board	February 25, 2011
/s/ EDWARD C. COPPOLA Edward C. Coppola	President and Director	February 25, 2011
/s/ DOUGLAS ABBEY Douglas Abbey	Director	February 25, 2011
/s/ JAMES COWNIE James Cownie	Director	February 25, 2011
/s/ DIANA LAING Diana Laing	Director	February 25, 2011
/s/ FREDERICK HUBBELL Frederick Hubbell	Director	February 25, 2011

Signature	Capacity	Date

/s/ STANLEY MOORE Stanley Moore	Director	February 25, 2011
/s/ DR. WILLIAM SEXTON Dr. William Sexton	Director	February 25, 2011
/s/ MASON ROSS Mason Ross	Director	February 25, 2011
/s/ THOMAS E. O'HERN Thomas E. O'Hern	Senior Executive Vice President, Treasurer and Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)	February 25, 2011

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of the Company (incorporated by reference as an exhibit to the Company's Registration Statement on Form S-11, as amended (No. 33-68964)).
3.1.1	Articles Supplementary of the Company (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date May 30, 1995).
3.1.2	Articles Supplementary of the Company (with respect to the first paragraph) (incorporated by reference as an exhibit to the Company's 1998 Form 10-K).
3.1.3	Articles Supplementary of the Company (Series D Preferred Stock) (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date July 26, 2002).
3.1.4	Articles Supplementary of the Company (incorporated by reference as an exhibit to the Company's Registration Statement on Form S-3, as amended (No. 333-88718)).
3.1.5	Articles of Amendment (declassification of Board) (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).
3.1.6	Articles Supplementary (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date February 5, 2009).
3.1.7	Articles of Amendment (increased authorized shares) (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date June 30, 2010).
4.1	Form of Common Stock Certificate (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, as amended, event date November 10, 1998).
4.2	Form of Preferred Stock Certificate (Series D Preferred Stock) (incorporated by reference as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-107063)).
4.3
Indenture, dated as of March 16, 2007, among the Company, the Operating Partnership and Deutsche Bank Trust Company Americas (includes form of the Notes and Guarantee) (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date March 16, 2007).
4.4	Warrant to Purchase Common Stock dated as of September 30, 2009, between the Company and Heitman M-rich Investors LLC (incorporated by reference as an exhibit to the Company's 2009 Form 10-K).
10.1	Amended and Restated Limited Partnership Agreement for the Operating Partnership dated as of March 16, 1994 (incorporated by reference as an exhibit to the Company's 1996 Form 10-K).
10.1.1
Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated June 27, 1997 (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date June 20, 1997).

Exhibit Number		Description
10.1.2		Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated November 16, 1997 (incorporated by reference as an exhibit to the Company's 1997 Form 10-K).
10.1.3		Fourth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated February 25, 1998 (incorporated by reference as an exhibit to the Company's 1997 Form 10-K).
10.1.4		Fifth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated February 26, 1998 (incorporated by reference as an exhibit to the Company's 1997 Form 10-K).
10.1.5		Sixth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated June 17, 1998 (incorporated by reference as an exhibit to the Company's 1998 Form 10-K).
10.1.6		Seventh Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated December 23, 1998 (incorporated by reference as an exhibit to the Company's 1998 Form 10-K).
10.1.7		Eighth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated November 9, 2000 (incorporated by reference as an exhibit to the Company's 2000 Form 10-K).
10.1.8
Ninth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated July 26, 2002 (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K event date July 26, 2002).
10.1.9		Tenth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated October 26, 2006 (incorporated by reference as an exhibit to the Company's 2006 Form 10-K).
10.1.10
Eleventh Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated as of March 16, 2007 (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date March 16, 2007).
10.1.11
Twelfth Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).
10.1.12		Thirteenth Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership (incorporated by reference as an exhibit to the Company's 2009 Form 10-K).
10.1.13
Form of Fourteenth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date April 25, 2005).
10.2	*
Separation Agreement and Release of Claims between the Company and Tony Grossi dated March 26, 2010 (includes Consulting Agreement between the Company and Mr. Grossi which will become effective on or about May 15, 2010) (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).
10.2.1	*
Separation Agreement and Mutual Release of Claims between the Company and John Genovese dated September 14, 2010 (includes Consulting Agreement between the Company and Mr. Genovese which became effective on September 18, 2010).

Exhibit Number		Description
10.3	*	Amended and Restated 1994 Incentive Plan (incorporated by reference as an exhibit to the Company's 1997 Form 10-K).
10.3.1	*
Amendment to the Amended and Restated 1994 Incentive Plan dated as of March 31, 2001 (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
10.3.2	*	Amendment to the Amended and Restated 1994 Incentive Plan (October 29, 2003) (incorporated by reference as an exhibit to the Company's 2003 Form 10-K).
10.4	*	1994 Eligible Directors' Stock Option Plan (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).
10.4.1	*	Amendment to 1994 Eligible Directors Stock Option Plan (October 29, 2003) (incorporated by reference as an exhibit to the Company's 2003 Form 10-K).
10.5	*	Amended and Restated Deferred Compensation Plan for Executives (2003) (incorporated by reference as an exhibit to the Company's 2003 Form 10-K).
10.5.1	*	Amendment Number 1 to Amended and Restated Deferred Compensation Plan for Executives (October 30, 2008) (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).
10.5.2	*	2005 Deferred Compensation Plan for Executives (incorporated by reference as an exhibit to the Company's 2004 Form 10-K).
10.5.3	*	Amendment Number 1 to 2005 Deferred Compensation Plan for Executives (October 30, 2008) (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).
10.6	*	Amended and Restated Deferred Compensation Plan for Senior Executives (2003) (incorporated by reference as an exhibit to the Company's 2003 Form 10-K).
10.6.1	*	Amendment Number 1 to Amended and Restated Deferred Compensation Plan for Senior Executives (October 30, 2008) (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).
10.6.2	*	2005 Deferred Compensation Plan for Senior Executives (incorporated by reference as an exhibit to the Company's 2004 Form 10-K).
10.6.3	*	Amendment Number 1 to 2005 Deferred Compensation Plan for Senior Executives (October 30, 2008) (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).
10.7	*	Eligible Directors' Deferred Compensation/Phantom Stock Plan (as amended and restated as of February 4, 2010) (incorporated by reference as an exhibit to the Company's 2009 Form 10-K).
10.8		[Intentionally omitted]
10.9
Registration Rights Agreement, dated as of March 16, 1994, between the Company and The Northwestern Mutual Life Insurance Company (incorporated by reference as an exhibit to the Company's 1996 Form 10-K).
10.10
Registration Rights Agreement, dated as of March 16, 1994, among the Company and Mace Siegel, Dana K. Anderson, Arthur M. Coppola and Edward C. Coppola (incorporated by reference as an exhibit to the Company's 1996 Form 10-K).

Exhibit Number	Description
10.11	Registration Rights Agreement dated as of September 30, 2009, between the Company and Heitman M-rich Investors LLC (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10.12	[Intentionally omitted]
10.13	Incidental Registration Rights Agreement dated March 16, 1994 (incorporated by reference as an exhibit to the Company's 1996 Form 10-K).
10.14	Incidental Registration Rights Agreement dated as of July 21, 1994 (incorporated by reference as an exhibit to the Company's 1997 Form 10-K).
10.15	Incidental Registration Rights Agreement dated as of August 15, 1995 (incorporated by reference as an exhibit to the Company's 1997 Form 10-K).
10.16	Incidental Registration Rights Agreement dated as of December 21, 1995 (incorporated by reference as an exhibit to the Company's 1997 Form 10-K).
10.17	List of Omitted Incidental/Demand Registration Rights Agreements (incorporated by reference as an exhibit to the Company's 1997 Form 10-K).
10.18
Redemption, Registration Rights and Lock-Up Agreement dated as of July 24, 1998 between the Company and Harry S. Newman, Jr. and LeRoy H. Brettin (incorporated by reference as an exhibit to the Company's 1998 Form 10-K).
10.19	Form of Indemnification Agreement between the Company and its executive officers and directors (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).
10.20	Form of Registration Rights Agreement with Series D Preferred Unit Holders (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date July 26, 2002).
10.20.1	List of Omitted Registration Rights Agreements (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date July 26, 2002).
10.21
$1,500,000,000 Second Amended and Restated Revolving Loan Facility Credit Agreement dated as of July 20, 2006 among the Operating Partnership, the Company, Macerich WRLP Corp., Macerich WRLP LLC, Macerich WRLP II Corp., Macerich WRLP II LP, Macerich TWC II Corp., Macerich TWC II LLC, Macerich Walleye LLC, IMI Walleye LLC, Walleye Retail Investments LLC, Deutsche Bank Trust Company Americas and various lenders (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date July 20, 2006).
10.22
First Amendment dated as of July 3, 2007 to the $1,500,000,000 Second Amended and Restated Revolving Loan Facility Credit Agreement (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).
10.22.1
Notice of Extension to the $1,500,000,000 Second Amended and Restated Revolving Loan Credit Agreement, effective April 25, 2010 (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).
10.23	[Intentionally omitted]
10.24
Tax Matters Agreement dated as of July 26, 2002 between The Macerich Partnership L.P. and the Protected Partners (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

Exhibit Number		Description
10.24.1		Tax Matters Agreement (Wilmorite) (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date April 25, 2005).
10.25	*
2000 Incentive Plan effective as of November 9, 2000 (including 2000 Cash Bonus/Restricted Stock Program and Stock Unit Program and Award Agreements) (incorporated by reference as an exhibit to the Company's 2000 Form 10-K).
10.25.1	*	Amendment to the 2000 Incentive Plan dated March 31, 2001 (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
10.25.2	*	Amendment to 2000 Incentive Plan (October 29, 2003) (incorporated by reference as an exhibit to the Company's 2003 Form 10-K).
10.26	*	Form of Stock Option Agreements under the 2000 Incentive Plan (incorporated by reference as an exhibit to the Company's 2000 Form 10-K).
10.27	*	2003 Equity Incentive Plan, as amended and restated as of June 8, 2009 (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date June 12, 2009).
10.27.1	*	Amended and Restated Cash Bonus/Restricted Stock/Stock Unit and LTIP Unit Award Program under the 2003 Equity Incentive Plan
10.28	*	Form of Restricted Stock Award Agreement under 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).
10.29	*	Form of Stock Unit Award Agreement under 2003 Equity Incentive Plan
10.30	*	Form of Employee Stock Option Agreement under 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).
10.31	*	Form of Non-Qualified Stock Option Grant under 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).
10.32	*	Form of Restricted Stock Award Agreement for Non-Management Directors (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).
10.32.1	*
Form of LTIP Award Agreement under 2003 Equity Incentive Plan (Service-Based) (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).
10.32.2	*	Form of Stock Appreciation Right under 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).
10.32.3	*
Form of 2010 LTIP Unit Award Agreement under 2003 Equity Incentive Plan (Performance-Based) (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).
10.32.4	*	Form of 2010-2 LTIP Unit Award Agreement under 2003 Equity Incentive Plan
10.33		Employee Stock Purchase Plan (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10.33.1		Amendment 2003-1 to Employee Stock Purchase Plan (October 29, 2003) (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

Exhibit Number		Description
10.33.2		Amendment 2010-1 to Employee Stock Purchase Plan
10.34	*	Form of Management Continuity Agreement (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).
10.34.1	*	List of Omitted Management Continuity Agreements (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).
10.35
Registration Rights Agreement dated as of December 18, 2003 by the Operating Partnership, the Company and Taubman Realty Group Limited Partnership (Registration rights assigned by Taubman to three assignees) (incorporated by reference as an exhibit to the Company's 2003 Form 10-K).
10.36
2005 Amended and Restated Agreement of Limited Partnership of MACWH, LP dated as of April 25, 2005 (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date April 25, 2005).
10.37
Registration Rights Agreement dated as of April 25, 2005 among the Company and the persons names on Exhibit A thereto (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date April 25, 2005).
10.38
Registration Rights Agreement, dated as of March 16, 2007, among the Company, J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc. (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date March 16, 2007).
10.39	*	Description of Director and Executive Compensation Arrangements
21.1		List of Subsidiaries
23.1		Consent of Independent Registered Public Accounting Firm (KPMG LLP)
23.2		Consent of Independent Registered Public Accounting Firm (Deloitte and Touche LLP)
31.1		Section 302 Certification of Arthur Coppola, Chief Executive Officer
31.2		Section 302 Certification of Thomas O'Hern, Chief Financial Officer
32.1		Section 906 Certifications of Arthur Coppola and Thomas O'Hern
99.1
Capped Call Confirmation dated as of March 12, 2007 by and among the Company, Deutsche Bank AG, London Branch and Deutsche Bank AG, New York Branch (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date March 16, 2007).
99.1.1
Amendment to Capped Call Confirmation dated as of March 15, 2007, by and among the Company, Deutsche Bank AG, London Branch and Deutsche Bank AG, New York Branch (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date March 16, 2007).
99.2
Capped Call Confirmation dated as of March 12, 2007 by and between the Company and JPMorgan Chase Bank, National Association (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date March 16, 2007).
99.2.1
Amendment to Capped Call Confirmation dated as of March 15, 2007 by and between the Company and JPMorgan Chase Bank, National Association (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date March 16, 2007).

Exhibit Number	Description
101	The Company's Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations, (3) the Consolidated Statements of Equity and Redeemable Noncontrolling Interests, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.

*
Represents a management contract, or compensatory plan, contract or arrangement required to be filed pursuant to Regulation S-K.