Form 10-Q
period 2011-03-31
MACERICH CO
filed 2011-05-06
CIK 912242

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

YES ☐        NO ☒

        Number of shares outstanding as of May 3, 2011 of the registrant's common stock, par value $0.01 per share: 130,899,663 shares

THE MACERICH COMPANY

FORM 10-Q

THE MACERICH COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS:
Property, net	$5,686,779	$5,674,127
Cash and cash equivalents	188,025	445,645
Restricted cash	76,859	71,434
Marketable securities	26,000	25,935
Tenant and other receivables, net	92,200	95,083
Deferred charges and other assets, net	346,087	316,969
Loans to unconsolidated joint ventures	3,452	3,095
Due from affiliates	8,672	6,599
Investments in unconsolidated joint ventures	1,070,204	1,006,123

Total assets	$7,498,278	$7,645,010

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY:
Mortgage notes payable:
Related parties	$277,817	$302,344
Others	2,911,860	2,957,131

Total	3,189,677	3,259,475
Bank and other notes payable	634,990	632,595
Accounts payable and accrued expenses	74,287	70,585
Other accrued liabilities	258,613	257,678
Distributions in excess of investments in unconsolidated joint ventures	71,783	65,045
Co-venture obligation	131,274	160,270

Total liabilities	4,360,624	4,445,648

Redeemable noncontrolling interests	11,366	11,366

Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 131,049,731 and 130,452,032 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	1,310	1,304
Additional paid-in capital	3,452,875	3,456,569
Accumulated deficit	(630,017)	(564,357)
Accumulated other comprehensive income (loss)	1,593	(3,237)

Total stockholders' equity	2,825,761	2,890,279
Noncontrolling interests	300,527	297,717

Total equity	3,126,288	3,187,996

Total liabilities, redeemable noncontrolling interests and equity	$7,498,278	$7,645,010

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Revenues:
Minimum rents	$109,521	$101,980
Percentage rents	2,954	2,987
Tenant recoveries	61,672	61,009
Management Companies	10,584	10,221
Other	6,338	5,917

Total revenues	191,069	182,114

Expenses:
Shopping center and operating expenses	62,775	60,821
Management Companies' operating expenses	25,855	22,187
REIT general and administrative expenses	7,644	7,518
Depreciation and amortization	64,626	59,215

	160,900	149,741

Interest expense:
Related parties	4,489	3,102
Other	47,508	52,309

	51,997	55,411
Loss on early extinguishment of debt	9,101	—

Total expenses	221,998	205,152
Equity in income of unconsolidated joint ventures	30,275	16,459
Co-venture expense	(1,296)	(1,384)
Income tax benefit	2,478	1,215
Loss on sale or write down of assets, net	(437)	—

Income (loss) from continuing operations	91	(6,748)
Loss from discontinued operations	—	(113)

Net income (loss)	91	(6,861)
Less net income (loss) attributable to noncontrolling interests	57	(504)

Net income (loss) attributable to the Company	$34	$(6,357)

Earnings per common share attributable to Company—basic:
Income (loss) from continuing operations	$—	$(0.08)
Discontinued operations	—	—

Net income (loss) available to common stockholders	$—	$(0.08)

Earnings per common share attributable to Company—diluted:
Income (loss) from continuing operations	$—	$(0.08)
Discontinued operations	—	—

Net income (loss) available to common stockholders	$—	$(0.08)

Weighted average number of common shares outstanding:
Basic	130,574,000	96,951,000

Diluted	130,574,000	96,951,000

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENT OF EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS

(Dollars in thousands, except per share data)

(Unaudited)

	Stockholders' Equity
	Common Stock
			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interests		Redeemable Noncontrolling Interests
	Shares	Par Value						Total Equity
Balance January 1, 2011	130,452,032	$1,304	$3,456,569	$(564,357)	$(3,237)	$2,890,279	$297,717	$3,187,996	$11,366

Comprehensive income:
Net income	—	—	—	34	—	34	(14)	20	71
Interest rate swap/cap agreements	—	—	—	—	4,830	4,830	—	4,830	—

Total comprehensive income	—	—	—	34	4,830	4,864	(14)	4,850	71
Amortization of share and unit-based plans	578,599	6	5,446	—	—	5,452	—	5,452	—
Distributions paid ($0.50) per share	—	—	—	(65,694)	—	(65,694)	—	(65,694)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(7,358)	(7,358)	(71)
Contributions from noncontrolling interests	—	—	—	—	—	—	42	42	—
Other	—	—	1,000	—	—	1,000	—	1,000	—
Conversion of noncontrolling interests to common shares	19,100	—	818	—	—	818	(818)	—	—
Adjustment of noncontrolling interest in Operating Partnership	—	—	(10,958)	—	—	(10,958)	10,958	—	—

Balance March 31, 2011	131,049,731	$1,310	$3,452,875	$(630,017)	$1,593	$2,825,761	$300,527	$3,126,288	$11,366

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$91	$(6,861)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on early extinguishment of debt	101	—
Loss on sale or write-down of assets, net	437	—
Depreciation and amortization	68,003	61,906
Amortization of net discount on mortgages, bank and other notes payable	2,247	416
Amortization of share and unit-based plans	2,371	2,804
Provision for doubtful accounts	400	1,683
Income tax benefit	(2,478)	(1,215)
Equity in income of unconsolidated joint ventures	(30,275)	(16,459)
Co-venture expense	1,296	1,384
Distributions of income from unconsolidated joint ventures	2,679	3,582
Changes in assets and liabilities, net of acquisitions and dispositions:
Tenant and other receivables	2,685	3,648
Other assets	(9,523)	(16,656)
Due from affiliates	(2,073)	188
Accounts payable and accrued expenses	2,889	11,659
Other accrued liabilities	2,698	18,838

Net cash provided by operating activities	41,548	64,917

Cash flows from investing activities:
Acquisitions of property, development, redevelopment and property improvements	(35,995)	(67,191)
Deferred leasing costs	(10,406)	(9,271)
Distributions from unconsolidated joint ventures	37,894	32,230
Contributions to unconsolidated joint ventures	(63,839)	(5,312)
Loans to unconsolidated joint ventures, net	(357)	(389)
Proceeds from sale of assets	4,785	—
Restricted cash	(5,425)	(1,672)

Net cash used in investing activities	(73,343)	(51,605)

Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	127,000	198,948
Payments on mortgages, bank and other notes payable	(248,215)	(194,185)
Deferred financing costs	(1,195)	(2,492)
Dividends and distributions	(73,123)	(9,119)
Distributions to co-venture partner	(30,292)	(3,493)

Net cash used in financing activities	(225,825)	(10,341)

Net (decrease) increase in cash and cash equivalents	(257,620)	2,971
Cash and cash equivalents, beginning of period	445,645	93,255

Cash and cash equivalents, end of period	$188,025	$96,226

Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$48,343	$58,023

Non-cash transactions:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$1,848	$28,926

Acquisition of property by assumption of mortgage note payable	$51,500	—

Stock dividend	$—	$43,086

Conversion of Operating Partnership units to common stock	$818	$1,068

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

        The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of March 31, 2011, the Company was the sole general partner of and held a 92% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended.

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

        The accompanying consolidated financial statements include the accounts of the Company and the Operating Partnership. Investments in entities in which the Company retains a controlling financial interest or entities that meet the definition of a variable interest entity in which the Company has, as a result of ownership, contractual or other financial interests, both the power to direct activities that most significantly impact the economic performance of the variable interest entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity are consolidated; otherwise they are accounted for under the equity method of accounting and are reflected as "Investments in unconsolidated joint ventures." The Company identified two variable interest entities which meet the criteria for consolidation. These variable interest entities included in the accompanying consolidated statements of operations had aggregate revenue of $2,402 and $3,658 for the three months ended March 31, 2011 and 2010, respectively, and aggregate expenses of $3,519

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

2. Summary of Significant Accounting Policies: (Continued)

and $3,512 for the three months ended March 31, 2011 and 2010, respectively. The significant assets and liabilities of these variable interest entities consisted of property of $79,599 and $81,155 at March 31, 2011 and December 31, 2010, respectively, and mortgage notes payable of $39,234 and $39,675 at March 31, 2011 and December 31, 2010, respectively.

        All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

        The unaudited interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for the interim periods have been made. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying consolidated balance sheet as of December 31, 2010 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

3. Earnings per Share ("EPS"):

        The following table reconciles the numerator and denominator used in the computation of earnings per share for the three months ended March 31, 2011, and 2010 (shares in thousands):

	For the Three Months Ended March 31,
	2011	2010
Numerator
Income (loss) from continuing operations	$91	$(6,748)
Loss from discontinued operations	—	(113)
(Income) loss attributable to noncontrolling interests	(57)	504

Net income (loss) attributable to the Company	34	(6,357)
Allocation of earnings to participating securities	(542)	(989)

Numerator for basic and diluted earnings per share—net loss available to common stockholders	$(508)	$(7,346)

Denominator
Denominator for basic and diluted earnings per share—weighted average number of common shares outstanding(1)	130,574	96,951

Earnings per common share—basic:
Income (loss) from continuing operations	$—	$(0.08)
Discontinued operations	—	—

Net income (loss) available to common stockholders	$—	$(0.08)

Earnings per common share—diluted:
Income (loss) from continuing operations	$—	$(0.08)
Discontinued operations	—	—

Net income (loss) available to common stockholders	$—	$(0.08)

(1)
The Senior Notes (See Note 11—Bank and Other Notes Payable) are excluded from diluted EPS for the three months ended March 31, 2011 and 2010 as their effect would be antidilutive to net income (loss) available to common stockholders.

Diluted EPS excludes 208,640 convertible non-participating preferred units for the three months ended March 31, 2011 and 2010, as their impact was antidilutive to net income (loss) available to common stockholders.

Diluted EPS excludes 1,125,172 and 1,150,172 of unexercised stock appreciation rights for the three months ended March 31, 2011 and 2010, respectively, as their effect was antidilutive to net income (loss) available to common stockholders.

Diluted EPS excludes 122,500 and 127,500 of unexercised stock options for the three months ended March 31, 2011 and 2010, respectively, as their effect was antidilutive to net income (loss) available to common stockholders.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

3. Earnings per Share ("EPS"): (Continued)

  Diluted EPS excludes 935,358 and 2,185,358 of unexercised stock warrants for the three months ended March 31, 2011 and 2010, respectively, as their effect was antidilutive to net income (loss) available to common stockholders.
  Diluted EPS excludes 12,082,710 and 12,232,655 partnership units for the three months ended March 31, 2011 and 2010, respectively, as their effect was antidilutive to net income (loss) available to common stockholders.

4. Investments in Unconsolidated Joint Ventures:

        The Company has recently made the following investments in unconsolidated joint ventures:

        On February 24, 2011, the Company's joint venture in Kierland Commons, a 434,690 square foot community center in Scottsdale, Arizona, acquired the ownership interest of another partner in the joint venture for $105,550. The Company's share of the purchase price consisted of a cash payment of $34,161 and the assumption of a pro rata share of debt of $18,613. As a result of the acquisition, the Company's ownership interest in Kierland Commons increased from 24.5% to 50.0%. The joint venture recognized a remeasurement gain of $25,019 on the acquisition based on the difference of the fair value received and its previously held investment in Kierland Commons. The Company's pro rata share of the gain recognized was $12,510.

        On February 28, 2011, the Company in a 50/50 joint venture, acquired The Shops at Atlas Park, a 400,000 square foot community center in Queens, New York for a total purchase price of $53,750. The Company's share of the purchase price was $26,875. The results of The Shops at Atlas Park are included below for the period subsequent to the acquisition.

        On February 28, 2011, the Company acquired the additional 50% ownership interest in Desert Sky Mall, an 893,561 square foot regional shopping center in Phoenix, Arizona, that it did not own for $27,625. The purchase price was funded by a cash payment of $1,875 and the assumption of the third party's pro rata share of the mortgage note payable on the property of $25,750. Concurrent with the purchase of the partnership interest, the Company paid off the $51,500 loan on the property. Prior to the acquisition, the Company had accounted for its investment in Desert Sky Mall under the equity method. Since the date of acquisition, the Company has included Desert Sky Mall in its consolidated financial statements (See Note 15—Acquisition).

        Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures:

	March 31, 2011	December 31, 2010
Assets(1):
Properties, net	$5,174,884	$5,047,022
Other assets	470,789	470,922

Total assets	$5,645,673	$5,517,944

Liabilities and partners' capital(1):
Mortgage notes payable(2)	$4,558,807	$4,617,127
Other liabilities	212,697	211,942
Company's capital	416,828	349,175
Outside partners' capital	457,341	339,700

Total liabilities and partners' capital	$5,645,673	$5,517,944

Investments in unconsolidated joint ventures:
Company's capital	$416,828	$349,175
Basis adjustment(3)	581,593	591,903

	$998,421	$941,078

Assets—Investments in unconsolidated joint ventures	$1,070,204	$1,006,123
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(71,783)	(65,045)

	$998,421	$941,078

(1)
These amounts include the assets and liabilities of the following significant subsidiaries as of March 31, 2011 and December 31, 2010:

	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Tysons Corner LLC
As of March 31, 2011:
Total Assets	$814,980	$1,083,401	$333,366
Total Liabilities	$814,538	$1,017,460	$326,556
As of December 31, 2010:
Total Assets	$817,995	$1,101,186	$330,117
Total Liabilities	$815,884	$1,019,513	$324,527
(2)
Certain mortgage notes payable could become recourse debt to the Company should the joint venture be unable to discharge the obligations of the related debt. As of March 31, 2011 and December 31, 2010, a total of $346,954 and $348,658, respectively, could become recourse debt to

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

  the Company. As of March 31, 2011 and December 31, 2010, the Company has an indemnity from one of its joint venture partners for $161,616 and $162,451, respectively, of the guaranteed amount.

  Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life ("NML") of $570,984 and $573,239 as of March 31, 2011 and December 31, 2010, respectively. NML is considered a related party because it is a joint venture partner with the Company in Macerich Northwestern Associates—Broadway Plaza. Interest expense incurred on these borrowings amounted to $10,093 and $10,244 for the three months ended March 31, 2011 and 2010, respectively.

(3)
This represents the difference between the cost of the investments and the book value of the underlying equity of the joint ventures. The Company amortizes this difference into income on a straight-line basis, consistent with the lives of the underlying assets. The amortization of this difference was $1,435 and $3,702 for the three months ended March 31, 2011 and 2010, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Tysons Corner LLC	Other Joint Ventures	Total
Three Months Ended March 31, 2011
Revenues:
Minimum rents	$22,094	$32,799	$15,543	$86,561	$156,997
Percentage rents	932	1,166	423	2,134	4,655
Tenant recoveries	11,660	13,646	10,263	41,048	76,617
Other	807	1,019	727	8,254	10,807

Total revenues	35,493	48,630	26,956	137,997	249,076

Expenses:
Shopping center and operating expenses	13,789	14,594	8,601	52,383	89,367
Interest expense	11,460	11,723	3,973	38,473	65,629
Depreciation and amortization	7,469	10,156	4,863	30,411	52,899

Total operating expenses	32,718	36,473	17,437	121,267	207,895

Gain on sale/remeasurement of assets	—	—	—	24,874	24,874

Net income	$2,775	$12,157	$9,519	$41,604	$66,055

Company's equity in net income	$1,388	$6,183	$3,708	$18,996	$30,275

Three Months Ended March 31, 2010
Revenues:
Minimum rents	$22,257	$31,691	$14,597	$89,116	$157,661
Percentage rents	724	897	120	2,517	4,258
Tenant recoveries	11,640	12,447	9,506	46,586	80,179
Other	799	1,170	678	6,233	8,880

Total revenues	35,420	46,205	24,901	144,452	250,978

Expenses:
Shopping center and operating expenses	14,065	13,685	8,106	54,714	90,570
Interest expense	11,497	13,101	4,018	38,918	67,534
Depreciation and amortization	7,625	9,189	4,592	31,381	52,787

Total operating expenses	33,187	35,975	16,716	125,013	210,891

Loss on sale of assets	—	—	—	(1,236)	(1,236)
Loss on early extinguishment of debt	—	(1,352)	—	—	(1,352)

Net income	$2,233	$8,878	$8,185	$18,203	$37,499

Company's equity in net income	$1,116	$4,567	$4,092	$6,684	$16,459

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

        Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

5. Derivative Instruments and Hedging Activities:

        Amounts paid (received) as a result of interest rate agreements are recorded as an addition (reduction) to (of) interest expense. The Company recorded other comprehensive income related to the marking-to-market of interest rate agreements of $4,830 and $7,979 for the three months ended March 31, 2011 and 2010, respectively.

        The following derivatives were outstanding at March 31, 2011:

Property/Entity(1)	Notional Amount	Product	Rate	Maturity	Fair Value
La Cumbre Plaza	$30,000	Cap	3.00%	12/9/2011	$—
Paradise Valley Mall	85,000	Cap	5.00%	9/12/2011	—
The Oaks	150,000	Cap	6.25%	7/1/2011	—
Victor Valley Mall	100,000	Swap	5.08%	4/25/2011	(307)
Vintage Faire Mall	135,000	Swap	5.08%	4/25/2011	(414)
Westside Pavilion	175,000	Cap	5.50%	6/5/2011	—
Westside Pavilion	165,000	Swap	5.08%	4/25/2011	(507)

(1)
See additional disclosure in Note 10—Mortgage Notes Payable.

	Asset Derivatives			Liability Derivatives
		March 31, 2011	December 31, 2010		March 31, 2011	December 31, 2010
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Interest rate cap agreements	Other assets	$—	$—	Other liabilities	$—	$—
Interest rate swap agreements	Other assets	—	—	Other liabilities	1,228	6,061

Total derivatives designated as hedging instruments		—	—		1,228	6,061

Derivatives not designated as hedging instruments
Interest rate cap agreements	Other assets	—	—	Other liabilities	—	—
Interest rate swap agreements	Other assets	—	—	Other liabilities	—	—

Total derivatives not designated as hedging instruments		—	—		—	—

Total derivatives		$—	$—		$1,228	$6,061

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

5. Derivative Instruments and Hedging Activities: (Continued)

        The following table presents the Company's derivative instruments measured at fair value as of March 31, 2011:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Derivative instruments	$—	$—	$—	$—
Liabilities
Derivative instruments	—	1,228	—	1,228

        Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

6. Property:

        Property consists of the following:

	March 31, 2011	December 31, 2010
Land	$1,169,314	$1,158,139
Building improvements	4,984,435	4,934,391
Tenant improvements	399,884	398,556
Equipment and furnishings	117,125	124,530
Construction in progress	293,516	292,891

	6,964,274	6,908,507
Less accumulated depreciation	(1,277,495)	(1,234,380)

	$5,686,779	$5,674,127

        Depreciation expense was $54,442 and $49,589 for the three months ended March 31, 2011 and 2010, respectively.

        During the three months ended March 31, 2011, the Company recognized a gain of $542 on the sale of land and a loss of $2,817 on the sale or write-down of assets. In addition, the Company recognized a gain of $1,838 on the purchase of a 50% interest in Desert Sky Mall. See Note 15—Acquisition.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

7. Marketable Securities:

        Marketable Securities consist of the following:

	March 31, 2011	December 31, 2010
Government debt securities, at par value	$26,509	$26,509
Less discount	(509)	(574)

	26,000	25,935
Unrealized gain	2,276	2,612

Fair value	$28,276	$28,547

        Future contractual maturities of marketable securities are as follows:

1 year or less	$1,461
2 to 5 years	25,048

$26,509

        The proceeds from maturities and interest receipts from the marketable securities are restricted to the service of the Greeley Note (See Note 11—Bank and Other Notes Payable).

8. Tenant and Other Receivables, net:

        Included in tenant and other receivables, net, is an allowance for doubtful accounts of $3,794 and $5,411 at March 31, 2011 and December 31, 2010, respectively. Also included in tenant and other receivables, net are accrued percentage rents of $1,604 and $5,827 at March 31, 2011 and December 31, 2010, respectively.

        Included in tenant and other receivables, net, are the following notes receivable:

        On March 31, 2006, the Company received a note receivable that is secured by a deed of trust, bears interest at 5.5% and matures on March 31, 2031. At March 31, 2011 and December 31, 2010, the note had a balance of $8,929 and $8,992, respectively.

        On August 18, 2009, the Company received a note receivable from J&R Holdings XV, LLC ("Pederson") that bears interest at 11.55% and matures on December 31, 2013. Pederson is considered a related party because it has an ownership interest in Promenade at Casa Grande. The note is secured by Pederson's interest in Promenade at Casa Grande. The balance on the note at March 31, 2011 and December 31, 2010 was $3,445. Interest income on the note was $102 and $44 for the three months ended March 31, 2011 and 2010, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

9. Deferred Charges and Other Assets, net:

        Deferred charges and other assets, net consist of the following:

	March 31, 2011	December 31, 2010
Leasing	$209,924	$189,853
Financing	57,024	57,564
Intangible assets:
In-place lease values	97,114	99,328
Leasing commissions and legal costs	29,616	29,088
Other assets	162,982	152,167

	556,660	528,000
Less accumulated amortization(1)	(210,573)	(211,031)

	$346,087	$316,969

(1)
Accumulated amortization includes $93,973 and $60,859 relating to intangible assets at March 31, 2011 and December 31, 2010, respectively. Amortization expense for intangible assets was $3,965 and $4,133 for the three months ended March 31, 2011 and 2010, respectively.

        The allocated values of above-market leases included in deferred charges and other assets, net, and below-market leases included in other accrued liabilities, consist of the following:

	March 31, 2011	December 31, 2010
Above-Market Leases
Original allocated value	$62,934	$50,615
Less accumulated amortization	(36,955)	(36,935)

	$25,979	$13,680

Below-Market Leases
Original allocated value	$120,948	$121,813
Less accumulated amortization	(83,811)	(83,780)

	$37,137	$38,033

        The allocated values of above and below-market leases are amortized into minimum rents on a straight-line basis over the individual remaining lease terms. The remaining lease terms of below-market leases may include certain below-market fixed-rate renewal periods. In considering whether or not a lessee will execute a below-market fixed-rate lease renewal option, the Company evaluates economic factors and certain qualitative factors at the time of acquisition such as tenant mix in the center, the Company's relationship with the tenant and the availability of competing tenant space.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

10. Mortgage Notes Payable:

        Mortgage notes payable at March 31, 2011 and December 31, 2010 consist of the following:

	Carrying Amount of Mortgage Notes(1)
	March 31, 2011		December 31, 2010
Property Pledged as Collateral	Related Party	Other	Related Party	Other	Interest Rate(2)	Monthly Payment Term(3)	Maturity Date
Capitola Mall(4)	$—	$—	$33,459	$—	—	$—	—
Chandler Fashion Center(5)		158,412	—	159,360	5.50%	1,043	2012
Chesterfield Towne Center(6)	—	—	—	50,462	—	—	—
Danbury Fair Mall	119,135	119,136	109,657	109,657	5.53%	1,351	2020
Deptford Mall	—	172,500	—	172,500	5.41%	778	2013
Deptford Mall	—	15,191	—	15,248	6.46%	101	2016
Fiesta Mall	—	84,000	—	84,000	4.98%	348	2015
Flagstaff Mall	—	37,000	—	37,000	5.03%	155	2015
Freehold Raceway Mall(5)	—	232,900	—	232,900	4.20%	805	2018
Fresno Fashion Fair	82,534	82,534	82,791	82,792	6.76%	1,104	2015
Great Northern Mall	—	37,868	—	38,077	5.19%	234	2013
Hilton Village	—	8,586	—	8,581	5.27%	37	2012
La Cumbre Plaza(7)	—	21,561	—	23,113	2.43%	27	2011
Northgate, The Mall at(8)		38,115	—	38,115	7.00%	191	2013
Oaks, The(9)	—	165,000	—	165,000	2.31%	318	2011
Oaks, The(10)	—	92,264	—	92,264	2.83%	182	2011
Pacific View	—	83,651	—	84,096	7.23%	649	2011
Paradise Valley Mall(11)	—	85,000	—	85,000	6.30%	446	2012
Prescott Gateway	—	60,000	—	60,000	5.86%	293	2011
Promenade at Casa Grande(12)	—	78,959	—	79,104	5.21%	296	2013
Rimrock Mall	—	40,445	—	40,650	7.57%	320	2011
Salisbury, Center at	—	115,000	—	115,000	5.83%	559	2016
SanTan Village Regional Center(13)	—	138,087	—	138,087	2.99%	344	2011
Shoppingtown Mall	—	39,234	—	39,675	5.01%	319	2011
South Plains Mall	—	103,773	—	104,132	6.53%	383	2015
South Towne Center	—	87,433	—	87,726	6.39%	554	2015
Towne Mall	—	13,211	—	13,348	4.99%	100	2012
Tucson La Encantada	76,148	—	76,437	—	5.84%	358	2012
Twenty Ninth Street(14)	—	107,000	—	106,244	3.15%	467	2016
Valley River Center	—	120,000	—	120,000	5.59%	559	2016
Valley View Center(15)	—	125,000	—	125,000	5.81%	605	2011
Victor Valley, Mall of(16)	—	100,000	—	100,000	6.94%	578	2011
Vintage Faire Mall(17)	—	135,000	—	135,000	8.37%	942	2015
Westside Pavilion(18)	—	175,000	—	175,000	7.81%	1,139	2011
Wilton Mall(19)	—	40,000	—	40,000	1.25%	42	2013

	$277,817	$2,911,860	$302,344	$2,957,131

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

10. Mortgage Notes Payable: (Continued)

  Debt premiums (discounts) consist of the following:

Property Pledged as Collateral	March 31, 2011	December 31, 2010
Deptford Mall	$(29)	$(30)
Great Northern Mall	(76)	(82)
Hilton Village	(14)	(19)
Shoppingtown Mall	216	482
Towne Mall	159	183

	$256	$534

(2)
The interest rate disclosed represents the effective interest rate, including the debt premiums (discounts), deferred finance costs and notional amounts covered by interest rate swap agreements.

(3)
The payment term represents the monthly payment of principal and interest.

(4)
On March 15, 2011, the loan was paid off in full.

(5)
On September 30, 2009, 49.9% of the loan was assumed by a third party in connection with entering into a co-venture arrangement with that unrelated party. See Note 12—Co-Venture Arrangement.

(6)
On February 1, 2011, the loan was paid off in full. As a result of the pay off of the debt, the Company recognized a loss on early extinguishment of $9,101, which included a $9,000 prepayment penalty and $101 of unamortized financing costs then outstanding.

(7)
The loan bears interest at LIBOR plus 0.88% and matures on December 9, 2011 with an extension option, subject to certain conditions, to extend to June 9, 2012. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 3.0% over the loan term. See Note 5—Derivative Instruments and Hedging Activities. The total interest rate was 2.43% and 2.44% at March 31, 2011 and December 31, 2010, respectively.

(8)
The construction loan allows for total borrowings of up to $60,000, bears interest at LIBOR plus 4.50% with a total interest rate floor of 6.0% and matures on January 1, 2013, with two one-year extension options. The loan also includes options for additional borrowings of up to $20,000 depending on certain conditions. The total interest rate was 7.00% at March 31, 2011 and December 31, 2010.

(9)
The loan bears interest at LIBOR plus 1.75% and matures on July 10, 2011 with two one-year extension options. The Company placed an interest rate cap agreement on the loan that effectively prevents LIBOR from exceeding 6.25% on $150,000 of the loan amount over the loan term. See Note 5—Derivative Instruments and Hedging Activities. At March 31, 2011 and December 31, 2010, the total interest rate was 2.31%.

(10)
The construction loan allows for total borrowings of up to $135,000, bears interest at LIBOR plus a spread of 1.75% to 2.10%, depending on certain conditions and matures on July 10, 2011, with two one-year extension options. At March 31, 2011 and December 31, 2010, the total interest rate was 2.83%.

(11)
The loan bears interest at LIBOR plus 4.0% with a total interest rate floor of 5.50% and matures on August 31, 2012 with two one-year extension options. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 5.0% until September 12, 2011. See Note 5—Derivative Instruments and Hedging Activities. At March 31, 2011 and December 31, 2010, the total interest rate was 6.30%.

(12)
The loan bears interest at LIBOR plus 4.0% with a LIBOR rate floor of 0.50% and matures on December 30, 2013. At March 31, 2011 and December 31, 2010, the total interest rate was 5.21%.

(13)
The construction loan allows for total borrowings of up to $145,000 and bears interest at LIBOR plus a spread of 2.10% to 2.25%, depending on certain conditions. The loan matures on June 13, 2011, with two one-year extension options. At March 31, 2011 and December 31, 2010, the total interest rate was 2.99% and 2.94%, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

10. Mortgage Notes Payable: (Continued)

(14)
The loan bears interest at LIBOR plus 3.40% with a total interest rate floor of 5.25% and was to mature on March 25, 2011. At December 31, 2010, the total interest rate was 5.45%. On January 18, 2011, the Company replaced the existing loan on the property with a new $107,000 loan that bears interest at LIBOR plus 2.63% with no interest rate floor and matures on January 18, 2016. At March 31, 2011, the total interest rate was 3.15%.

(15)
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

(16)
The loan bears interest at LIBOR plus 1.60% and was due to mature on May 6, 2011, with two one-year extension options. On May 6, 2011, the Company exercised an option to extend the maturity to May 6, 2012. The Company placed an interest rate swap on the loan that effectively converts the loan from floating rate debt to fixed rate debt of 6.94% until April 25, 2011. See Note 5—Derivative Instruments and Hedging Activities. At March 31, 2011 and December 31, 2010, the total interest rate on the loan was 6.94%.

(17)
The loan bears interest at LIBOR plus 3.0% and matures on April 27, 2015. The Company placed an interest rate swap on the loan that effectively converts the loan from floating rate debt to fixed rate debt of 8.37% until April 25, 2011. See Note 5—Derivative Instruments and Hedging Activities. At March 31, 2011 and December 31, 2010, the total interest rate was 8.37%.

(18)
The loan bears interest at LIBOR plus 2.00% and matures on June 5, 2011, with two one-year extension options. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 5.50% over the initial loan term. In addition, the Company placed an interest rate swap on the loan that effectively converts $165,000 of the loan amount from floating rate debt to fixed rate debt of 8.08% until April 25, 2011. See Note 5—Derivative Instruments and Hedging Activities. At March 31, 2011 and December 31, 2010, the total interest rate on the loan was 7.81%.

(19)
The loan bears interest at LIBOR plus 0.675% and matures August 1, 2013. As additional collateral for the loan, the Company is required to maintain a deposit of $40,000 with the lender. The interest on the deposit is not restricted. At March 31, 2011 and December 31, 2010, the total interest rate on the loan was 1.25% and 1.26%, respectively.

        Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

        The Company expects all 2011 loan maturities, except Valley View Center, will be refinanced, extended and/or paid-off from the Company's line of credit or with cash on hand.

        Total interest expense capitalized during the three months ended March 31, 2011 and 2010 was $3,335 and $8,188, respectively.

        Related party mortgage notes payable are amounts due to affiliates of NML. See Note 18—Related-Party Transactions for interest expense associated with loans from NML.

        The fair value of mortgage notes payable at March 31, 2011 and December 31, 2010 was $3,336,688 and $3,438,674, respectively, based on current interest rates for comparable loans. The method for computing fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

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

        The carrying value of the Senior Notes at March 31, 2011 and December 31, 2010 was $609,560 and $606,971, respectively, which included unamortized discount of $10,072 and $12,661, respectively. The unamortized discount is amortized into interest expense over the term of the Senior Notes in a manner that approximates the effective interest method. As of March 31, 2011 and December 31, 2010, the effective interest rate was 5.41%. The fair value of the Senior Notes at March 31, 2011 and December 31, 2010 was $619,632 based on the quoted market price on each date.

Line of Credit:

        The Company had a $1,500,000 revolving line of credit that bore interest at LIBOR plus a spread of 0.75% to 1.10% depending on the Company's overall leverage that matured on April 25, 2011. On May 2, 2011, the Company obtained a new $1,500,000 revolving line of credit that bears interest at LIBOR plus a spread of 1.75% to 3.0% depending on the Company's overall leverage and matures on May 2, 2015 with a one-year extension option. Based on the Company's current leverage levels, the borrowing rate on the new facility is LIBOR plus 2.0%. The line of credit can be expanded, depending on certain conditions, up to a total facility of $2,000,000. (See Note 21—Subsequent Events).

Greeley Note:

        On July 27, 2006, concurrent with the sale of Greeley Mall, the Company provided marketable securities to replace Greeley Mall as collateral for the mortgage note payable on the property (See Note 7—Marketable Securities). As a result of this transaction, the mortgage note payable was reclassified to bank and other notes payable. This note bears interest at an effective rate of 6.34% and

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

11. Bank and Other Notes Payable: (Continued)

matures in September 2013. At March 31, 2011 and December 31, 2010, the Greeley note had a balance outstanding of $25,430 and $25,624, respectively. The fair value of the note at March 31, 2011 and December 31, 2010 was $27,593 and $23,967, respectively, based on current interest rates for comparable loans. The method for computing fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

        As of March 31, 2011 and December 31, 2010, the Company was in compliance with all applicable financial loan covenants.

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

13. Noncontrolling Interests:

        The Company allocates net income of the Operating Partnership based on the weighted average ownership interest during the period. The net income of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership at the end of each period to reflect its ownership interest in the Company. The Company had a 92% ownership interest in the Operating Partnership as of March 31, 2011 and December 31, 2010. The remaining 8% limited partnership interest as of March 31, 2011 and December 31, 2010, was owned by certain of the Company's executive officers and directors, certain of their affiliates, and other third party investors in the form of units of the Operating Partnership ("OP Units"). The OP Units may be redeemed for shares of stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the ten trading days ending on the respective balance sheet date. Accordingly, as of March 31, 2011 and

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

13. Noncontrolling Interests: (Continued)

December 31, 2010, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $581,178 and $538,794, respectively.

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

        In accordance with the provisions of Internal Revenue Service Revenue Procedure 2009-15, stockholders were asked to make an election to receive the dividends all in cash or all in shares. To the extent that more than 10% of cash was elected in the aggregate, the cash portion was prorated. Stockholders who elected to receive the dividends in cash received a cash payment of at least $0.06 per share. Stockholders who did not make an election received 10% in cash and 90% in shares of common stock. The number of shares issued on March 22, 2010 as a result of the dividend was calculated based on the volume weighted average trading prices of the Company's common stock on the New York Stock Exchange on March 10, 2010 through March 12, 2010 of $38.53 per share.

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

Stock Offering:

        On April 20, 2010, the Company completed an offering of 30,000,000 newly issued shares of its common stock and on April 23, 2010 issued an additional 1,000,000 newly issued shares of common stock in connection with the underwriters' exercise of its over-allotment option. The net proceeds of the offering, after giving effect to the issuance and sale of all 31,000,000 shares of common stock at an initial price to the public of $41.00 per share, were approximately $1,220,829 after deducting underwriting discounts, commissions and other transaction costs. The Company used a portion of the net proceeds of the offering to pay down its line of credit in full and reduce certain property indebtedness. The Company used the remaining cash for debt repayments and/or general corporate purposes.

15. Acquisition:

        On February 28, 2011, the Company acquired the additional 50% ownership interest in Desert Sky Mall, an 893,561 square foot regional shopping center in Phoenix, Arizona, that it did not own for $27,625. The acquisition was completed in order to gain 100% ownership and control over this well located asset. The purchase price was funded by a cash payment of $1,875 and the assumption of the third party's pro rata share of the mortgage note payable on the property of $25,750. Concurrent with the purchase of the partnership interest, the Company paid off the $51,500 loan on the property. Prior to the acquisition, the Company had accounted for its investment under the equity method (See Note 4—Investments in Unconsolidated Joint Ventures). As a result of this transaction, the Company obtained 100% ownership of Desert Sky Mall.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

15. Acquisition: (Continued)

        The following is a summary of the allocation of the fair value of Desert Sky Mall:

Property	$46,603
Deferred charges, net	5,474
Cash and cash equivalents	6,057
Tenant receivables	202
Other assets, net	4,481

Total assets acquired	62,817

Mortgage note payable	51,500
Accounts payable	33
Other accrued liabilities	3,017

Total liabilities assumed	54,550

Fair value of acquired net assets (at 100% ownership)	$8,267

        The Company determined that the purchase price represented the fair value of the additional ownership interest in Desert Sky Mall that was acquired. Accordingly, the Company also determined that the fair value of the acquired ownership interest in Desert Sky Mall equaled the fair value of the Company's existing ownership interest.

Fair value of existing ownership interest (at 50% ownership)	$4,134
Carrying value of investment in Desert Sky Mall	(2,296)

Gain on remeasurement	$1,838

        The Company has included the gain on remeasurement in the loss on sale or writedown of assets, net for the three months ended March 31, 2011. See Note 6—Property.

        Since the date of acquisition, the Company has included Desert Sky Mall in its consolidated financial statements. Desert Sky Mall has generated incremental revenue of $888 and incremental shopping center expense of $518.

16. Discontinued Operations:

        Revenues from discontinued operations consisted of $0 and $(4) for the three months ended March 31, 2011 and 2010, respectively. Loss from discontinued operations was $0 and $(113) for the three months ended March 31, 2011 and 2010, respectively.

17. Commitments and Contingencies:

        The Company has certain properties subject to non-cancelable operating ground leases. The leases expire at various times through 2107, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined in the lease. Ground rent expenses were $2,212 and $1,587 for the three months ended

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

17. Commitments and Contingencies: (Continued)

March 31, 2011 and 2010, respectively. No contingent rent was incurred during the three months ended March 31, 2011 or 2010.

        As of March 31, 2011 and December 31, 2010, the Company was contingently liable for $24,402 and $26,771, respectively, in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company. In addition, the Company has a $11,366 letter of credit outstanding at March 31, 2011 that serves as collateral to a liability assumed in the acquisition of Shoppingtown Mall.

        The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the agreement. At March 31, 2011, the Company had $14,838 in outstanding obligations under these agreements, which it believes will be settled in 2011.

        A putative class action complaint was filed on September 1, 2010 involving a single plaintiff based on alleged wage and hour violations. The Company has denied all material allegations asserted in this complaint and is vigorously defending this action.

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

	For the Three Months Ended March 31,
	2011	2010
Management Fees	$6,263	$6,910
Development and Leasing Fees	2,384	2,167

	$8,647	$9,077

        Certain mortgage notes on the properties are held by NML (See Note 10—Mortgage Notes Payable). Interest expense in connection with these notes was $4,489 and $3,102 for the three months ended March 31, 2011 and 2010, respectively. Included in accounts payable and accrued expenses is interest payable on these notes of $1,373 and $1,439 at March 31, 2011 and December 31, 2010, respectively.

        As of March 31, 2011 and December 31, 2010, the Company had loans to unconsolidated joint ventures of $3,452 and $3,095, respectively. Interest income associated with these notes was $94 and $31 for the three months ended March 31, 2011 and 2010, respectively. These loans represent initial funds advanced to development stage projects prior to construction loan funding. Correspondingly, loan payables in the same amount have been accrued as an obligation by the various joint ventures.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

18. Related-Party Transactions: (Continued)

        Due from affiliates of $8,672 and $6,599 at March 31, 2011 and December 31, 2010, respectively, represents unreimbursed costs and fees due from unconsolidated joint ventures under management agreements.

19. Share and Unit-Based Plans:

        On February 28, 2011, the Company granted 190,000 limited partnership units of the Operating Partnership ("LTIP Units") under the Long-Term Incentive Plan ("LTIP") to four executive officers at a weighted average grant date fair value of $43.30 per LTIP Unit. The new grants vest over a service period ending January 31, 2012 based on the percentile ranking of the Company in terms of total return to stockholders (the "Total Return") per common stock share relative to the Total Return of a group of peer REITs, as measured at the end of the measurement period. Upon the occurrence of specified events and subject to the satisfaction of applicable vesting conditions, LTIP Units (after conversion into OP Units) are ultimately redeemable for common stock on a one-unit for one-share basis.

        The fair value of the Company's LTIP Units granted in 2011 was estimated on the date of grant using a Monte Carlo Simulation model. The stock price of the Company, along with the stock prices of the group of peer REITs, was assumed to follow the Multivariate Geometric Brownian Motion Process. Multivariate Geometric Brownian Motion modeling is commonly used in financial markets, as it allows the modeled quantity (in this case, the stock price) to vary randomly from its current value based on the stock price's expected volatility and current market interest rates. The volatilities of the returns on the price of the Company and the peer group REITs were estimated based on a .92-year look-back period. The expected growth rate of the stock prices over the derived service period was determined with consideration of the risk free rate as of the grant date.

        On January 27, 2011, as part of a separation agreement with a former executive, the Company modified the terms of 20,949 stock units and 460 stock awards then outstanding. As a result of this modification, the Company recognized an additional $955 of compensation cost during the three months ended March 31, 2011.

        The following summarizes the compensation cost under the share and unit-based plans:

	For the Three Months Ended March 31,
	2011	2010
LTIP Units	$1,901	$1,500
Stock awards	493	1,562
Stock units	2,813	1,458
Stock options	—	147
Stock appreciation rights ("SARs")	321	295
Phantom stock units	240	242

	$5,768	$5,204

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

19. Share and Unit-Based Plans: (Continued)

        The Company capitalized share and unit-based compensation costs of $3,081 and $2,400 for the three months ended March 31, 2011 and 2010, respectively.

        The following table summarizes the activity of the non-vested share and unit based plans:

	LTIP Units		Stock Awards		Phantom Stock		SARs		Stock Units
	Units	Value(1)	Shares	Value(1)	Units	Value(1)	Units	Value(1)	Shares	Value(1)
Balance at January 1, 2011	272,226	$50.68	63,351	$53.69	29,783	$34.18	1,059,122	$7.51	1,038,549	$7.17
Granted	422,631	46.38	10,850	48.36	3,863	47.31	—	—	64,463	48.36
Vested	(504,857)	49.85	(53,239)	57.49	(6,088)	39.49	(1,034,122)	7.51	(519,272)	7.17
Forfeited	—	—	—	—	—	—	(25,000)	7.51	(6,470)	7.17

Balance at March 31, 2011	190,000	$43.30	20,962	$40.35	27,558	$34.84	—	$—	577,270	$11.77

(1)
Value represents the weighted-average grant date fair value.

        Unrecognized compensation cost of share and unit-based plans at March 31, 2011 consisted of $7,809 from LTIP Units, $820 from stock awards, $960 from phantom stock units and $5,060 from stock units.

20. Income Taxes:

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

        The income tax benefit of the TRSs is as follows:

	For the Three Months Ended March 31,
	2011	2010
Current	$—	$—
Deferred	2,478	1,215

Total income tax benefit	$2,478	$1,215

        The net operating loss carryforwards are currently scheduled to expire through 2030, beginning in 2021. Net deferred tax assets of $22,997 and $19,525 were included in deferred charges and other assets, net at March 31, 2011 and December 31, 2010, respectively.

        The tax years 2007-2010 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefits will materially change within the next 12 months.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

21. Subsequent Events:

        On April 1, 2011, the Company's joint venture in SDG Macerich Properties, L.P. conveyed Granite Run Mall to the mortgage note lender with a deed-in-lieu foreclosure. The mortgage note is non-recourse. The Company estimates its pro rata share of gain on the transaction to be $7,667.

        On April 29, 2011, the Company announced a dividend/distribution of $0.50 per share for common stockholders and OP Unit holders of record on May 10, 2011. All dividends/distributions will be paid 100% in cash on June 8, 2011.

        On April 29, 2011, the Company purchased a fee interest in a freestanding Kohl's store at Capitola Mall for $28,500. The purchase price was paid from cash on hand.

        On May 2, 2011, the Company obtained a new $1,500,000 revolving line of credit that bears interest at LIBOR plus a spread of 1.75% to 3.0% depending on the Company's overall leverage and matures on May 2, 2015 with a one-year extension option. Based on the Company's current leverage levels, the borrowing rate on the new facility is LIBOR plus 2.0%. The line of credit can be expanded, depending on certain conditions, up to a total facility of $2,000,000.

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

        Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or the industry to differ materially from the Company's future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. You are urged to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results, including those made in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2010, as well as our other reports filed with the Securities and Exchange Commission, which disclosures are incorporated herein by reference. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. The Company does not intend, and undertakes no obligation, to update any forward-looking information to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, unless required by law to do so.

Management's Overview and Summary

        The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, the Operating Partnership. As of March 31, 2011, the Operating Partnership owned or had an ownership interest in 71 regional shopping centers and 14 community shopping centers totaling approximately 73 million square feet of gross leasable area. These 85 regional and community shopping centers are referred to hereinafter as the "Centers," unless the context otherwise requires. The Company is a self-administered and self-managed REIT and conducts all of its operations through the Operating Partnership and the Management Companies.

        The following discussion is based primarily on the consolidated financial statements of the Company for the three months ended March 31, 2011 and 2010. It compares the results of operations and cash flows for the three months ended March 31, 2011 to the results of operations and cash flows for the three months ended March 31, 2010. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Acquisitions:

        On February 24, 2011, the Company increased its ownership interest in Kierland Commons, a 434,690 square foot community center in Scottsdale, Arizona, from 24.5% to 50%. The Company's share of the purchase price for this transaction was $34.2 million in cash and the assumption of $18.6 million of existing debt.

        On February 28, 2011, the Company, in a 50/50 joint venture, acquired The Shops at Atlas Park, a 400,000 square foot community center in Queens, New York, for a total purchase price of $53.8 million. The Company's share of the purchase price was $26.9 million and was funded from the Company's cash on hand.

        On February 28, 2011, the Company acquired the additional 50% ownership interest in Desert Sky Mall, an 893,561 square foot regional shopping center in Phoenix, Arizona, that it did not own. The total purchase price was $27.6 million which included the assumption of the third party's pro rata share of the mortgage note payable on the property of $25.7 million. Concurrent with the purchase of the partnership interest, the Company paid off the $51.5 million loan on the property. Desert Sky Mall is referred to herein as the "Acquisition Property."

Mervyn's:

        In December 2007, the Company purchased a portfolio of ground leasehold interest and/or fee interests in 39 freestanding Mervyn's stores located in the Southwest United States. In January 2008, the Company purchased a ground leasehold interest in a freestanding Mervyn's store located in Hayward, California and in February 2008, the Company purchased a fee simple interest in a freestanding Mervyn's store located in Monrovia, California. These former Mervyn's stores are referred to herein as the "Mervyn's Properties." Mervyn's filed for bankruptcy protection in July 2008 and rejected all of its leases during the remainder of the year.

        On March 4, 2011, the Company sold a fee interest in a former Mervyn's store for $3.4 million, resulting in a loss on sale of $2.2 million. The Company used the proceeds from the sale for general corporate purposes.

        As of March 31, 2011, eight former Mervyn's stores in the Company's portfolio remain vacant. The Company is currently seeking replacement tenants for these spaces.

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

Inflation:

        In the last three years, inflation has not had a significant impact on the Company because of a relatively low inflation rate. Most of the leases at the Centers have rent adjustments periodically through the lease term. These rent increases are either in fixed increments or based on an annual multiple of increases in the Consumer Price Index ("CPI"). In addition, about 6% to 13% of the leases expire each year, which enables the Company to replace existing leases with new leases at higher base rents if the rents of the existing leases are below the then existing market rate. Historically the majority of the leases also required the tenants to pay their pro rata share of operating expenses. In January 2005, the Company began entering into leases that require tenants to pay a stated amount for operating expenses, generally excluding property taxes, regardless of the expenses actually incurred at any Center. This change shifts the burden of cost control to the Company.

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

Accounting for Acquisitions:

        The Company first determines the value of land and buildings utilizing an "as if vacant" methodology. The Company then assigns a fair value to any debt assumed at acquisition. The purchase price is allocated to tenant improvements and identifiable intangible assets or liabilities. Tenant improvements represent the tangible assets associated with the existing leases valued on a fair value basis at the acquisition date prorated over the remaining lease terms. The tenant improvements are classified as an asset under property and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases which come in three forms: (i) leasing commissions and legal costs, which represent the value associated with "cost avoidance" of acquiring in-place leases, such as lease commissions paid under terms generally experienced in the Company's markets; (ii) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the "assumed vacant" property to the occupancy level when purchased; and (iii) above or below market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks. Leasing commissions and legal costs are recorded in deferred charges and other assets and are amortized over the remaining lease terms. The value of in-place leases are recorded in deferred charges and other assets and amortized over the remaining lease terms plus an estimate of renewal of the acquired leases. Above or below market leases are classified in deferred charges and other assets or in other accrued liabilities, depending on whether the contractual terms are above or below market. The allocated values of above and below-market leases are amortized into minimum rents on a straight-line basis over the individual remaining lease terms. The remaining lease terms of below-market leases may include certain below-market fixed-rate renewal periods. In considering whether or not a lessee will execute a below-market fixed-rate lease renewal option, the Company evaluates economic factors and certain qualitative factors at the time of acquisition such as tenant mix in the center, the Company's relationship with the tenant and the availability of competing tenant space.

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

Results of Operations

        Many of the variations in the results of operations, discussed below, occurred due to the transactions described above, including the Acquisition Property, the Mervyn's Properties and the Redevelopment Centers. The "Same Centers" include all consolidated Centers, excluding the Mervyn's Properties, the Acquisition Property and the Redevelopment Centers.

        The "Redevelopment Centers" include Santa Monica Place and Shoppingtown Mall. The increase in revenue and expenses of the Redevelopment Centers during the three months ended March 31, 2011 in comparison to the three months ended March 31, 2010 is primarily due to the opening of Santa Monica Place in August 2010.

        Unconsolidated joint ventures are reflected using the equity method of accounting. The Company's pro rata share of the results from these Centers is reflected in the Consolidated Statements of Operations as equity in income from unconsolidated joint ventures.

        The U.S. economy, the retail industry as well as certain of the Company's operating results continued to improve during the first quarter of 2011. The Company's total regional mall occupancy as of March 31, 2011 increased compared to March 31, 2010. In addition, the recent trend of retail sales growth continued in this quarter with mall tenant sales per square foot increasing compared to the twelve months ended March 31, 2010 and December 31, 2010. While recent economic data has shown signs of a positive trend, the U.S. economy is still experiencing weakness, high levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels. If this positive trend does not continue, any further continuation of these adverse conditions could harm the Company's business, results of operations and financial condition.

Comparison of Three Months Ended March 31, 2011 and 2010

Revenues:

        Minimum and percentage rents (collectively referred to as "rental revenue") increased by $7.5 million, or 7.2%, from 2010 to 2011. The increase in rental revenue is attributed to an increase of $3.6 million from the Redevelopment Centers, $2.2 million from the Same Centers, $1.0 million from the Mervyn's Properties and $0.7 million from the Acquisition Property. The increase in rental revenue from the Same Centers is primarily due to an increase in occupancy and an increase in lease termination income as described below.

        Rental revenue includes the amortization of above and below-market leases, the amortization of straight-line rents and lease termination income. The amortization of above and below-market leases increased from $2.0 million in 2010 to $2.2 million in 2011. The amortization of straight-lined rents decreased from $0.4 million in 2010 to $0.2 million in 2011. Lease termination income increased from $0.7 million in 2010 to $1.3 million in 2011.

        Tenant recoveries increased $0.7 million, or 1.1%, from 2010 to 2011. The increase in tenant recoveries is attributed to an increase of $2.5 million from the Redevelopment Centers, $0.3 million from the Mervyn's Properties and $0.3 million from the Acquisition Property offset in part by a decrease of $2.4 million from the Same Centers. The decrease in tenant recoveries from the Same Centers is primarily due to a decrease in recoverable expenses.

Shopping Center and Operating Expenses:

        Shopping center and operating expenses increased $2.0 million, or 3.2%, from 2010 to 2011. The increase in shopping center and operating expenses is attributed to an increase of $2.9 million from the Redevelopment Centers, $0.6 million from the Acquisition Property and $0.3 million from the Mervyn's Properties offset in part by a decrease of $1.8 million from the Same Centers. The decrease in shopping center and operating expenses at the Same Centers is primarily due to a decrease in property taxes and bad debt expense.

Management Companies' Operating Expenses:

        Management Companies' operating expenses increased $3.7 million from 2010 to 2011 due to an increase in compensation costs in 2011.

REIT General and Administrative Expenses:

        REIT general and administrative expenses increased by $0.1 million from 2010 to 2011.

Depreciation and Amortization:

        Depreciation and amortization increased $5.4 million from 2010 to 2011. The increase in depreciation and amortization is primarily attributed to an increase of $3.5 million from the Redevelopment Centers, $1.3 million from the Same Centers and $0.3 million from the Acquisition Property.

Interest Expense:

        Interest expense decreased $3.4 million from 2010 to 2011. The decrease in interest expense was primarily attributed to a decrease of $5.1 million from the Same Centers, $1.2 million from borrowings under the Company's line of credit and $0.2 million from the Senior Notes offset in part by an increase of $3.1 million from the Redevelopment Centers. The decrease in interest expense at the Same Centers is primarily attributed to the maturity of a $450.0 million interest rate swap agreement in April 2010.

        The above interest expense items are net of capitalized interest, which decreased from $8.2 million in 2010 to $3.3 million in 2011, primarily due to a decrease in redevelopment activity.

Loss on Early Extinguishment of Debt:

        The loss on early extinguishment of debt in 2011 is attributed to the prepayment of the mortgage note payable on Chesterfield Towne Center.

Equity in Income of Unconsolidated Joint Ventures:

        Equity in income of unconsolidated joint ventures increased $13.8 million from 2010 to 2011. The increase in equity in income of unconsolidated joint ventures is primarily attributed to the Company's $12.5 million pro rata share of the remeasurement gain on the acquisition of an underlying ownership interest in Kierland Commons in 2011, see "Acquisitions."

Net Income (loss):

        Net income increased from a net loss of $6.9 million in 2010 to $0.1 million of net income in 2011. The increase in net income is primarily attributed to an increase in equity in income from unconsolidated joint ventures of $13.8 million offset in part by the loss on early extinguishment of debt of $9.1 million in 2011.

Funds From Operations ("FFO"):

        Primarily as a result of the factors mentioned above, FFO—diluted increased 2.9% from $71.6 million in 2010 to $73.7 million in 2011. For a reconciliation of FFO and FFO—diluted to net income (loss) available to common stockholders, the most directly comparable GAAP financial measure, see "Funds from Operations."

Operating Activities:

        Cash provided by operating activities decreased from $64.9 million in 2010 to $41.5 million in 2011. The decrease was primarily due to changes in assets and liabilities and the results at the Centers as discussed above, including a $9.1 million loss on early extinguishment of debt.

Investing Activities:

        Cash used in investing activities increased from $51.6 million in 2010 to $73.3 million in 2011. The increase was primarily due to an increase in contributions to unconsolidated joint ventures of $58.5 million offset in part by a decrease in acquisitions of property, development, redevelopment and property improvements of $31.2 million. The increase in contributions to unconsolidated joint ventures is primarily attributed to the Kierland Commons and The Shops at Atlas Park transactions (See "Acquisitions").

Financing Activities:

        Cash used in financing activities increased from $10.3 million in 2010 to $225.8 million in 2011. The increase was primarily attributed to a decrease in proceeds from mortgages, bank and other notes payable of $71.9 million, an increase in cash dividends and distributions of $64.0 million, an increase in payments on mortgages, bank and other notes payable of $54.0 million and an increase in distributions to the co-venture partner of $26.8 million.

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

        The following tables summarize capital expenditures incurred at the Centers:

	For the Three Months Ended March 31,
(Dollars in thousands)	2011	2010
Consolidated Centers:
Acquisitions of property and equipment	$38,017	$2,183
Development, redevelopment and expansion of Centers	19,345	35,686
Renovations of Centers	1,855	2,193
Tenant allowances	3,078	2,024
Deferred leasing charges	9,482	8,153

	$71,777	$50,239

Joint Venture Centers (at Company's pro rata share):
Acquisitions of property and equipment	$61,391	$144
Development, redevelopment and expansion of Centers	7,604	7,059
Renovations of Centers	1,089	1,400
Tenant allowances	1,333	567
Deferred leasing charges	1,464	1,185

	$72,881	$10,355

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

        The capital and credit markets can fluctuate, and at times, limit access to debt and equity financing for companies. As demonstrated by the Company's recent activity, including its new $1.5 billion line of credit and April 2010 equity offering, the Company was able to access capital; however, there is no assurance the Company will be able to do so in future periods or on similar terms and conditions. Many factors impact the Company's ability to access capital, such as its overall debt level, interest rates, interest coverage ratios and prevailing market conditions. In the event that the Company has significant tenant defaults as a result of the overall economy and general market conditions, the Company could have a decrease in cash flow from operations, which could create borrowings under its line of credit. These events could result in an increase in the Company's proportion of floating rate debt, which would cause it to be subject to interest rate fluctuations in the future.

        The Company's total outstanding loan indebtedness at March 31, 2011 was $6.0 billion (including $609.6 million of unsecured debt and $2.2 billion of its pro rata share of joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgages payable collateralized by individual properties. Approximately $270.5 million of the outstanding total indebtedness matures in 2011 (at the Company's pro rata share and excluding loans with extensions and refinancing transactions that have recently closed). The Company expects that all of these maturities during the next twelve months, except the mortgage note payable on Valley View Center, will be refinanced, restructured, extended and/or paid off from the Company's line of credit or cash on hand.

        The Company's Senior Notes bear interest at 3.25%, payable semiannually, mature on March 15, 2012 and are senior to unsecured debt of the Company and are guaranteed by the Operating Partnership. The carrying value of the Senior Notes at March 31, 2011 was $609.6 million. See Note 11—Bank and Other Notes Payable in the Company's Notes to the Consolidated Financial Statements.

        The Company had, through the Operating Partnership, a $1.5 billion revolving line of credit that bore interest at LIBOR plus a spread of 0.75% to 1.10% depending on the Company's overall leverage that matured on April 25, 2011. On May 2, 2011, the Company, through the Operating Partnership, obtained a new $1.5 billion revolving line of credit that bears interest at LIBOR plus a spread of 1.75% to 3.0% depending on the Company's overall leverage and matures on May 2, 2015 with a one-year extension option. Based on the Company's current leverage levels, the borrowing rate on the new facility is LIBOR plus 2.0%. The line of credit can be expanded, depending on certain conditions, up to a total facility of $2.0 billion. All obligations under the line of credit are unconditionally guaranteed by the Company and certain of its direct and indirect subsidiaries and are secured, subject to certain exceptions, by pledges of direct and indirect ownership interests in certain of the subsidiary guarantors.

        Cash dividends and distributions for the three months ended March 31, 2011 were $73.1 million. A total of $41.5 million was funded by cash flows provided by operations. The remaining $31.6 million was funded through distributions received from unconsolidated joint ventures which are included in the cash flows from investing activities section of the Company's Consolidated Statement of Cash Flows.

        At March 31, 2011, the Company was in compliance with all applicable loan covenants under its agreements.

        At March 31, 2011, the Company had cash and cash equivalents available of $188.0 million.

Off-Balance Sheet Arrangements:

        The Company accounts for its investments in joint ventures that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the Consolidated Balance Sheets of the Company as "Investments in Unconsolidated Joint Ventures."

        In addition, certain joint ventures also have secured debt that could become recourse debt to the Company or its subsidiaries, in excess of the Company's pro rata share, should the joint ventures be unable to discharge the obligations of the related debt. At March 31, 2011, the balance of the debt that could be recourse to the Company was $347.0 million offset in part by an indemnity from one of its joint venture partners for $161.6 million. The maturities of the recourse debt, net of indemnification, are $8.5 million in 2011, $172.5 million in 2013 and $4.4 million in 2014.

        Additionally, as of March 31, 2011, the Company is contingently liable for $24.4 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

Long-term Contractual Obligations:

        The following is a schedule of long-term contractual obligations as of March 31, 2011 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)	$4,032,595	$1,774,090	$766,055	$880,620	$611,830
Operating lease obligations(1)	822,635	13,920	28,434	25,325	754,956
Purchase obligations(1)	14,838	14,838	—	—	—
Other long-term liabilities	252,893	206,898	4,177	4,136	37,682

	$5,122,961	$2,009,746	$798,666	$910,081	$1,404,468

(1)
See Note 17—Commitments and Contingencies of the Company's Consolidated Financial Statements.

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

        FFO does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net income as defined by GAAP and is not indicative of cash available to fund all cash flow needs. The Company also cautions that FFO, as presented, may not be comparable to similarly titled measures reported by other real estate investment trusts. The reconciliation of FFO and FFO—diluted to net income (loss) available to common stockholders is provided below.

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

        The following reconciles net income (loss) available to common stockholders to FFO and FFO-diluted (dollars and shares in thousands):

	For the Three Months Ended March 31,
	2011	2010
Net income (loss) available to common stockholders	$34	$(6,357)
Adjustments to reconcile net income (loss) to FFO—basic and diluted:
Noncontrolling interest in the Operating Partnership	3	(798)
Loss on sale or write-down of consolidated assets, net(1)	437	—
Add: gain on undepreciated assets—consolidated assets(1)	542	—
(Gain) loss on sale, remeasurement or write-down of assets from unconsolidated joint ventures, net(2)	(12,550)	62
Add: gain (loss) on sale of undepreciated assets—from unconsolidated joint ventures(2)	40	(31)
Less write down of unconsolidated joint ventures(2)	—	(32)
Depreciation and amortization on consolidated assets	64,626	59,215
Less: depreciation and amortization attributable to noncontrolling interest on consolidated joint ventures	(4,494)	(5,093)
Depreciation and amortization on unconsolidated joint ventures(2)	28,525	27,455
Less: depreciation on personal property	(3,482)	(2,824)

FFO—basic and diluted	$73,681	$71,597

Weighted average number of FFO shares
outstanding for FFO—basic and diluted(3):	142,477	109,118

(1)
The net total of these line items equal the loss (gain) on sales of depreciated assets. These line items are included in this reconciliation to provide the Company's investors with more detailed information and do not represent a departure from FFO as defined by NAREIT.

(2)
Unconsolidated assets are presented at the Company's pro rata share.

(3)
Calculated based upon basic net income as adjusted to reach basic FFO. As of March 31, 2011 and 2010, 12.1 million and 12.2 million OP Units were outstanding, respectively.

The computation of FFO—diluted shares outstanding includes the effect of share and unit-based compensation plans and the Senior Notes using the treasury stock method. It also assumes the conversion of MACWH, LP common and preferred units to the extent that they are dilutive to the FFO computation. The MACWH, LP preferred units were antidilutive to the calculations for the three months ended March 31, 2011 and 2010 and were not included in the above calculations.

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

        The following table sets forth information as of March 31, 2011 concerning the Company's long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV") (dollars in thousands):

	For the years ended March 31,
	2012	2013	2014	2015	2016	Thereafter	Total	FV
CONSOLIDATED CENTERS:
Long term debt:
Fixed rate(1)	$1,266,926	$414,963	$71,217	$96,210	$627,116	$582,249	$3,058,681	$3,214,202
Average interest rate	6.10%	5.52%	5.77%	5.16%	6.69%	5.08%	5.91%
Floating rate	418,662	121,365	118,959	—	107,000	—	765,986	769,711
Average interest rate	2.67%	6.52%	3.88%		3.15%		3.54%

Total debt—Consolidated Centers	$1,685,588	$536,328	$190,176	$96,210	$734,116	$582,249	$3,824,667	$3,983,913

UNCONSOLIDATED JOINT VENTURE CENTERS:
Long term debt (at Company's pro rata share):
Fixed rate	$60,938	$406,750	$476,976	$65,594	$375,801	$580,250	$1,966,309	$2,118,310
Average interest rate	6.00%	7.05%	5.36%	7.65%	5.76%	6.10%	6.10%
Floating rate	146,806	58,846	10,277	—	—	25,000	240,929	240,725
Average interest rate	1.20%	5.07%	3.38%			3.56%	2.48%

Total debt—Unconsolidated Joint Venture Centers	$207,744	$465,596	$487,253	$65,594	$375,801	$605,250	$2,207,238	$2,359,035

(1)
Fixed rate debt includes the $400.0 million of floating rate mortgages payable. These amounts have effective fixed rates over the remaining term due to the swap agreements as discussed below.

        The consolidated Centers' total fixed rate debt at March 31, 2011 and December 31, 2010 was $3.1 billion. The average interest rate on fixed rate debt at March 31, 2011 and December 31, 2010 was 5.91% and 5.98%, respectively. The consolidated Centers' total floating rate debt at March 31, 2011 and December 31, 2010 was $766.0 million and $766.9 million, respectively. The average interest rate on floating rate debt at March 31, 2011 and December 31, 2010 was 3.54% and 3.85%, respectively.

        The Company's pro rata share of the Joint Venture Centers' fixed rate debt at March 31, 2011 and December 31, 2010 was $2.0 billion. The average interest rate on fixed rate debt at March 31, 2011 and December 31, 2010 was 6.10% and 6.11%, respectively. The Company's pro rata share of the Joint

Venture Centers' floating rate debt at March 31, 2011 and December 31, 2010 was $240.9 million and $241.7 million, respectively. The average interest rate on the floating rate debt at March 31, 2011 and December 31, 2010 was 2.48% and 2.24%, respectively.

        The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value (See Note 5—Derivative Instruments and Hedging Activities in the Company's Notes to the Consolidated Financial Statements).

        The following are outstanding derivatives at March 31, 2011 (amounts in thousands):

Property/Entity	Notional Amount	Product	Rate	Maturity	Company's Ownership	Fair Value(1)
La Cumbre Plaza	$30,000	Cap	3.00%	12/9/2011	100%	$—
Paradise Valley Mall	85,000	Cap	5.00%	9/12/2011	100%	—
Superstition Springs Center	67,500	Cap	8.63%	9/9/2011	33%	—
The Oaks	150,000	Cap	6.25%	7/1/2011	100%	—
Victor Valley Mall	100,000	Swap	5.08%	4/25/2011	100%	(307)
Vintage Faire Mall	135,000	Swap	5.08%	4/25/2011	100%	(414)
Westside Pavilion	175,000	Cap	5.50%	6/5/2011	100%	—
Westside Pavilion	165,000	Swap	5.08%	4/25/2011	100%	(507)

(1)
Fair value at the Company's ownership percentage.

        Interest rate cap agreements ("Cap") offer protection against floating rates on the notional amount from exceeding the rates noted in the above schedule, and interest rate swap agreements ("Swap") effectively replace a floating rate on the notional amount with a fixed rate as noted above.

        In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $10.1 million per year based on $1.0 billion outstanding of floating rate debt at March 31, 2011.

        The fair value of the Company's long-term debt is estimated based on discounted cash flows at interest rates that management believes reflect the risks associated with long-term debt of similar risk and duration.

Item 4.    Controls and Procedures

        As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of March 31, 2011, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II OTHER INFORMATION

Item 1.    Legal Proceedings

        None of the Company, the Operating Partnership, the Management Companies or their respective affiliates are currently involved in any material legal proceedings.

Item 1A.    Risk Factors

        There have been no material changes to the risk factors relating to the Company set forth under the caption "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        The Company, as general partner of the Operating Partnership, issued 1,200,858 shares of common stock of the Company upon the redemption of a total of 1,200,858 common partnership units of the Operating Partnership by four limited partners of the Operating Partnership on various dates through May 6, 2011. These shares of common stock were issued in private placements to the four limited partners pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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
4.4		Warrant to Purchase Common Stock, dated as of September 30, 2009, between the Company and Heitman M-rich Investors LLC (incorporated by reference as an exhibit to the Company's 2009 Form 10-K).
10.1	*	Form of 2011 LTIP Unit Award Agreement under 2003 Equity Incentive Plan (Performance-Based)
10.2
$1,500,000,000 Revolving Loan Facility Credit Agreement, dated as of May 2, 2011, by and among the Operating Partnership, the Company and the other guarantors party thereto, Deutsche Bank Trust Company Americas, as administrative agent and as collateral agent, Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC, as joint lead arrangers and joint bookrunning managers; JPMorgan Chase Bank, N.A., as syndication agent, and various lenders party thereto (includes the form of pledge and security agreement) (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date May 2, 2011).

Exhibit Number	Description
10.3	Unconditional Guaranty, dated as of May 2, 2011, by and between the Company and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date May 2, 2011).
10.4
Unconditional Guaranty, dated as of May 2, 2011, by and among the Guarantors and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date May 2, 2011).
31.1	Section 302 Certification of Arthur Coppola, Chief Executive Officer
31.2	Section 302 Certification of Thomas O'Hern, Chief Financial Officer
32.1	Section 906 Certifications of Arthur Coppola and Thomas O'Hern
101
The Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations, (3) the Consolidated Statement of Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

Date: May 6, 2011