Form 10-Q
period 2011-06-30
MACERICH CO
filed 2011-08-05
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

YES ☐        NO ☒

        Number of shares outstanding as of August 3, 2011 of the registrant's common stock, par value $0.01 per share: 131,916,463 shares

THE MACERICH COMPANY

FORM 10-Q

THE MACERICH COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS:
Property, net	$5,619,750	$5,674,127
Cash and cash equivalents	73,229	445,645
Restricted cash	82,455	71,434
Marketable securities	25,394	25,935
Tenant and other receivables, net	86,559	95,083
Deferred charges and other assets, net	348,208	316,969
Loans to unconsolidated joint ventures	3,459	3,095
Due from affiliates	5,269	6,599
Investments in unconsolidated joint ventures	1,205,457	1,006,123

Total assets	$7,449,780	$7,645,010

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY:
Mortgage notes payable:
Related parties	$276,709	$302,344
Others	2,820,109	2,957,131

Total	3,096,818	3,259,475
Bank and other notes payable	782,420	632,595
Accounts payable and accrued expenses	69,808	70,585
Other accrued liabilities	247,243	257,678
Distributions in excess of investments in unconsolidated joint ventures	72,497	65,045
Co-venture obligation	128,869	160,270

Total liabilities	4,397,655	4,445,648

Redeemable noncontrolling interests	11,366	11,366

Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 132,074,432 and 130,452,032 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	1,320	1,304
Additional paid-in capital	3,480,284	3,456,569
Accumulated deficit	(715,510)	(564,357)
Accumulated other comprehensive income (loss)	2,951	(3,237)

Total stockholders' equity	2,769,045	2,890,279
Noncontrolling interests	271,714	297,717

Total equity	3,040,759	3,187,996

Total liabilities, redeemable noncontrolling interests and equity	$7,449,780	$7,645,010

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months June 30,		For the Six Months June 30,
	2011	2010	2011	2010
Revenues:
Minimum rents	$110,587	$102,002	$219,282	$203,472
Percentage rents	3,140	3,108	6,094	6,095
Tenant recoveries	60,932	57,112	122,413	117,984
Management Companies	8,119	12,117	18,702	22,339
Other	8,162	6,887	14,501	12,793

Total revenues	190,940	181,226	380,992	362,683

Expenses:
Shopping center and operating expenses	64,080	56,296	126,416	116,784
Management Companies' operating expenses	20,921	24,466	46,777	46,653
REIT general and administrative expenses	3,742	3,642	11,386	11,160
Depreciation and amortization	65,462	59,365	129,534	118,047

	154,205	143,769	314,113	292,644

Interest expense:
Related parties	4,086	3,103	8,575	6,205
Other	44,946	49,135	92,454	101,444

	49,032	52,238	101,029	107,649
Loss on early extinguishment of debt	32	489	9,133	489

Total expenses	203,269	196,496	424,275	400,782
Equity in income of unconsolidated joint ventures	25,207	15,762	55,482	32,221
Co-venture expense	(1,202)	(1,993)	(2,498)	(3,377)
Income tax benefit	1,768	1,375	4,246	2,590
(Loss) gain on remeasurement, sale or write down of assets, net	(34,442)	582	(32,641)	582

(Loss) income from continuing operations	(20,998)	456	(18,694)	(6,083)

Discontinued operations:
Loss on sale or write down of assets, net	(24)	(72)	(2,262)	(71)
Income (loss) from discontinued operations	111	(329)	136	(652)

Income (loss) from discontinued operations	87	(401)	(2,126)	(723)

Net (loss) income	(20,911)	55	(20,820)	(6,806)
Less net (loss) income attributable to noncontrolling interests	(1,695)	495	(1,638)	(9)

Net loss attributable to the Company	$(19,216)	$(440)	$(19,182)	$(6,797)

Earnings per common share attributable to Company—basic:
Loss from continuing operations	$(0.15)	$(0.01)	$(0.14)	$(0.07)
Discontinued operations	—	—	(0.01)	(0.01)

Net loss available to common stockholders	$(0.15)	$(0.01)	$(0.15)	$(0.08)

Earnings per common share attributable to Company—diluted:
Loss from continuing operations	$(0.15)	$(0.01)	$(0.14)	$(0.07)
Discontinued operations	—	—	(0.01)	(0.01)

Net loss available to common stockholders	$(0.15)	$(0.01)	$(0.15)	$(0.08)

Weighted average number of common shares outstanding:
Basic	131,691,000	123,446,000	131,136,000	110,271,000

Diluted	131,691,000	123,446,000	131,136,000	110,271,000

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENT OF EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS

(Dollars in thousands, except per share data)

(Unaudited)

	Stockholders' Equity
	Common Stock
					Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit		Total Stockholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance January 1, 2011	130,452,032	$1,304	$3,456,569	$(564,357)	$(3,237)	$2,890,279	$297,717	$3,187,996	$11,366

Comprehensive loss:
Net loss	—	—	—	(19,182)	—	(19,182)	(1,780)	(20,962)	142
Interest rate swap/cap agreements	—	—	—	—	6,188	6,188	—	6,188	—

Total comprehensive loss	—	—	—	(19,182)	6,188	(12,994)	(1,780)	(14,774)	142
Amortization of share and unit-based plans	584,874	6	11,580	—	—	11,586	—	11,586	—
Employee stock purchases	7,405	—	320	—	—	320	—	320	—
Distributions paid ($1.00) per share	—	—	—	(131,971)	—	(131,971)	—	(131,971)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(13,289)	(13,289)	(142)
Contributions from noncontrolling interests	—	—	—	—	—	—	64	64	—
Other	—	—	827	—	—	827	—	827	—
Conversion of noncontrolling interests to common shares	1,030,121	10	20,221	—	—	20,231	(20,231)	—	—
Adjustment of noncontrolling interest in Operating Partnership	—	—	(9,233)	—	—	(9,233)	9,233	—	—

Balance June 30, 2011	132,074,432	$1,320	$3,480,284	$(715,510)	$2,951	$2,769,045	$271,714	$3,040,759	$11,366

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(20,820)	$(6,806)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on early extinguishment of debt	133	489
Loss (gain) on remeasurement, sale or write down of assets, net	32,641	(582)
Loss on sale or write down of assets, net from discontinued operations	2,262	71
Depreciation and amortization	137,352	125,268
Amortization of net discount on mortgages, bank and other notes payable	4,573	792
Amortization of share and unit-based plans	6,574	6,966
Provision for doubtful accounts	1,517	2,429
Income tax benefit	(4,246)	(2,590)
Equity in income of unconsolidated joint ventures	(55,482)	(32,221)
Co-venture expense	2,498	3,377
Distributions of income from unconsolidated joint ventures	5,741	4,519
Changes in assets and liabilities, net of acquisitions and dispositions:
Tenant and other receivables	5,100	22,605
Other assets	(5,869)	(14,208)
Due from affiliates	1,330	426
Accounts payable and accrued expenses	(3,553)	(19,788)
Other accrued liabilities	(19,891)	(17,961)

Net cash provided by operating activities	89,860	72,786

Cash flows from investing activities:
Acquisitions of property, development, redevelopment and property improvements	(91,268)	(66,377)
Proceeds from note receivable	—	11,763
Maturities of marketable securities	672	654
Deferred leasing costs	(18,794)	(18,205)
Distributions from unconsolidated joint ventures	60,746	60,549
Contributions to unconsolidated joint ventures	(142,106)	(8,123)
Loans to unconsolidated joint ventures, net	(364)	(3,176)
Proceeds from sale of assets	4,875	—
Restricted cash	(11,021)	(854)

Net cash used in investing activities	(197,260)	(23,769)

Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	272,000	350,140
Payments on mortgages, bank and other notes payable	(341,036)	(985,993)
Repurchase of convertible senior notes	—	(18,191)
Deferred financing costs	(16,999)	(6,260)
Proceeds from share and unit-based plans	320	376
Net proceeds from stock offering	—	1,220,880
Redemption of stock warrants	—	(17,639)
Dividends and distributions	(145,402)	(81,881)
Distributions to co-venture partner	(33,899)	(6,986)

Net cash (used in) provided by financing activities	(265,016)	454,446

Net (decrease) increase in cash and cash equivalents	(372,416)	503,463
Cash and cash equivalents, beginning of period	445,645	93,255

Cash and cash equivalents, end of period	$73,229	$596,718

Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$84,977	$106,284

Non-cash transactions:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$14,645	$32,047

Acquisition of properties by assumption of mortgage note payable and other accrued liabilities	$56,900	$—

Disposition of property in exchange for investments in unconsolidated joint ventures	$56,952	$—

Stock dividend	$—	$43,087

Conversion of Operating Partnership units to common stock	$20,231	$4,331

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

        The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of June 30, 2011, the Company was the sole general partner of and held a 92% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended.

        The property management, leasing and redevelopment of the Company's portfolio is provided by the Company's management companies, Macerich Property Management Company, LLC, a single member Delaware limited liability company, Macerich Management Company, a California corporation, Macerich Arizona Partners LLC, a single member Arizona limited liability company, Macerich Arizona Management LLC, a single member Delaware limited liability company, Macerich Partners of Colorado, LLC, a Colorado limited liability company, MACW Mall Management, Inc., a New York corporation, and MACW Property Management, LLC, a single member New York limited liability company. All seven of the management companies are collectively referred to herein as the "Management Companies."

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

        The accompanying consolidated financial statements include the accounts of the Company and the Operating Partnership. Investments in entities in which the Company retains a controlling financial interest or entities that meet the definition of a variable interest entity in which the Company has, as a result of ownership, contractual or other financial interests, both the power to direct activities that most significantly impact the economic performance of the variable interest entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity are consolidated; otherwise they are accounted for under the equity method of accounting and are reflected as "investments in unconsolidated joint ventures." The Company has identified Shoppingtown Mall, L.P. and Camelback Shopping Center Limited Partnership as variable interest entities that meet the criteria for consolidation. These variable interest entities included in the accompanying consolidated statements of operations had aggregate revenue of $2,604 and $2,673 for

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

2. Summary of Significant Accounting Policies: (Continued)

the three months ended June 30, 2011 and 2010, respectively, and $4,768 and $6,331 for the six months ended June 30, 2011 and 2010, respectively. The aggregate expenses of these variable interest entities were $39,624 and $4,187 for the three months ended June 30, 2011 and 2010, respectively, and $43,143 and $7,699 for the six months ended June 30, 2011 and 2010, respectively. Included in the aggregate expenses for these variable interest entities is an impairment charge of $35,729 during the three and six months ended June 30, 2011 to write-down the long-lived assets of Shoppingtown Mall (See Note 6—Property). The significant assets and liabilities of these variable interest entities consisted of property of $43,043 and $81,155 at June 30, 2011 and December 31, 2010, respectively, and mortgage notes payable of $38,968 and $39,675 at June 30, 2011 and December 31, 2010, respectively.

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

3. Earnings per Share ("EPS"):

        The following table reconciles the numerator and denominator used in the computation of earnings per share for the three and six months ended June 30, 2011, and 2010 (shares in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Numerator
(Loss) income from continuing operations	$(20,998)	$456	$(18,694)	$(6,083)
Income (loss) from discontinued operations	87	(401)	(2,126)	(723)
Loss (income) attributable to noncontrolling interests	1,695	(495)	1,638	9

Net loss attributable to the Company	(19,216)	(440)	(19,182)	(6,797)
Allocation of earnings to participating securities	(289)	(534)	(831)	(1,523)

Numerator for basic and diluted earnings per share—net loss available to common stockholders	$(19,505)	$(974)	$(20,013)	$(8,320)

Denominator
Denominator for basic and diluted earnings per share—weighted average number of common shares outstanding(1)	131,691	123,446	131,136	110,271

Earnings per common share—basic:
Loss from continuing operations	$(0.15)	$(0.01)	$(0.14)	$(0.07)
Discontinued operations	—	—	(0.01)	(0.01)

Net loss available to common stockholders	$(0.15)	$(0.01)	$(0.15)	$(0.08)

Earnings per common share—diluted:
Loss from continuing operations	$(0.15)	$(0.01)	$(0.14)	$(0.07)
Discontinued operations	—	—	(0.01)	(0.01)

Net loss available to common stockholders	$(0.15)	$(0.01)	$(0.15)	$(0.08)

(1)
The Senior Notes (See Note 11—Bank and Other Notes Payable) are excluded from diluted EPS for the three and six months ended June 30, 2011 and 2010, as their effect was antidilutive.

Diluted EPS excludes 208,640 convertible non-participating preferred units for the three and six months ended June 30, 2011 and 2010, as their impact was antidilutive.

Diluted EPS excludes 1,125,172 of unexercised stock appreciation rights ("SARs") for the three and six months ended June 30, 2011, and 1,150,172 of unexercised SARs for the three and six months ended June 30, 2010, as their effect was antidilutive.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

3. Earnings per Share ("EPS"): (Continued)

  Diluted EPS excludes 122,500 of unexercised stock options for the three and six months ended June 30, 2011, and 127,500 of unexercised stock options for the three and six months ended June 30, 2010, as their effect was antidilutive.

  Diluted EPS excludes 935,358 of unexercised stock warrants for the three and six months ended June 30, 2011 and 2010, as their effect was antidilutive.

  Diluted EPS excludes 11,448,084 and 12,049,003 partnership units for the three months ended June 30, 2011 and 2010, respectively, and 11,674,114 and 12,107,671 for the six months ended June 30, 2011 and 2010, respectively, as their effect was antidilutive.

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

        On February 28, 2011, the Company acquired the additional 50% ownership interest in Desert Sky Mall, an 893,561 square foot regional shopping center in Phoenix, Arizona, that it did not own for $27,625. The purchase price was funded by a cash payment of $1,875 and the assumption of the third party's pro rata share of the mortgage note payable on the property of $25,750. Concurrent with the purchase of the partnership interest, the Company paid off the $51,500 loan on the property. Prior to the acquisition, the Company had accounted for its investment in Desert Sky Mall under the equity method. Since the date of acquisition, the Company has included Desert Sky Mall in its consolidated financial statements (See Note 15—Acquisitions).

        On April 1, 2011, the Company's joint venture in SDG Macerich Properties, L.P. conveyed Granite Run Mall to the mortgage note lender with a deed-in-lieu of foreclosure. The mortgage note was non-recourse. The Company's pro rata share of gain on the early extinguishment of debt was $7,753.

        On June 3, 2011, the Company entered into a transaction with General Growth Properties, Inc. ("General Growth"), whereby the Company acquired an additional 33.3% ownership interest in Arrowhead Towne Center, a 1,196,941 square foot regional shopping center in Glendale, Arizona; an additional 33.3% ownership interest in Superstition Springs Center, a 1,204,803 square foot regional

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

shopping center in Mesa, Arizona; and an additional 50% ownership interest in the land under Superstition Springs Center ("Superstition Springs Land") that it did not own in exchange for six anchor locations, including five former Mervyn's stores (See Note 16—Discontinued Operations) and a cash payment of $75,000. As a result of this transaction, the Company now owns a 66.7% ownership interest in Arrowhead Towne Center, a 66.7% ownership interest in Superstition Springs Center and a 100% ownership interest in Superstition Springs Land. Although the Company had a 66.7% ownership interest in Arrowhead Towne Center and Superstition Springs Center upon completion of the transaction, the Company does not have a controlling financial interest in these joint ventures due to the substantive participation rights of the outside partner and, therefore, continues to account for its investments in these joint ventures under the equity method of accounting. Accordingly, no remeasurement gain was recorded on the increase in ownership. The Company has consolidated its investment in Superstition Springs Land since the date of acquisition (See Note 15—Acquisitions) and has recorded a remeasurement gain of $1,734 (See Note 6—Property) as a result of the increase in ownership. This transaction is referred herein as the "GGP Exchange".

        Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures and Other Related Information:

	June 30, 2011	December 31, 2010
Assets(1):
Properties, net	$5,041,605	$5,047,022
Other assets	470,073	470,922

Total assets	$5,511,678	$5,517,944

Liabilities and partners' capital(1):
Mortgage notes payable(2)	$4,433,201	$4,617,127
Other liabilities	193,028	211,942
Company's capital	430,941	349,175
Outside partners' capital	454,508	339,700

Total liabilities and partners' capital	$5,511,678	$5,517,944

Investments in unconsolidated joint ventures:
Company's capital	$430,941	$349,175
Basis adjustment(3)	702,019	591,903

Investments in unconsolidated joint ventures	$1,132,960	$941,078

Assets—Investments in unconsolidated joint ventures	$1,205,457	$1,006,123
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(72,497)	(65,045)

	$1,132,960	$941,078

(1)
These amounts include the assets and liabilities of the following significant subsidiaries as of June 30, 2011 and December 31, 2010:

	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Tysons Corner LLC
As of June 30, 2011:
Total Assets	$710,334	$1,079,430	$336,820
Total Liabilities	$698,453	$1,011,936	$328,732
As of December 31, 2010:
Total Assets	$817,995	$1,101,186	$330,117
Total Liabilities	$815,884	$1,019,513	$324,527
(2)
Certain mortgage notes payable could become recourse debt to the Company should the joint venture be unable to discharge the obligations of the related debt. As of June 30, 2011 and

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

  December 31, 2010, a total of $372,309 and $348,658, respectively, could become recourse debt to the Company. As of June 30, 2011 and December 31, 2010, the Company has indemnity agreements from joint venture partners for $178,563 and $162,451, respectively, of the guaranteed amount.

  Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life ("NML") of $568,729 and $573,239 as of June 30, 2011 and December 31, 2010, respectively. NML is considered a related party because it is a joint venture partner with the Company in Macerich Northwestern Associates—Broadway Plaza. Interest expense incurred on these borrowings amounted to $10,004 and $10,185 for the three months ended June 30, 2011 and 2010, respectively, and $20,097 and $20,429 for the six months ended June 30, 2011 and 2010, respectively.

(3)
The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was $2,612 and $1,368 for the three months ended June 30, 2011 and 2010, respectively, and $4,119 and $3,281 for the six months ended June 30, 2011 and 2010, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Tysons Corner LLC	Other Joint Ventures	Total
Three Months Ended June 30, 2011
Revenues:
Minimum rents	$20,081	$32,545	$14,786	$86,329	$153,741
Percentage rents	569	936	445	2,344	4,294
Tenant recoveries	11,024	13,621	10,215	41,240	76,100
Other	658	1,037	703	9,137	11,535

Total revenues	32,332	48,139	26,149	139,050	245,670

Expenses:
Shopping center and operating expenses	12,434	14,612	8,081	53,365	88,492
Interest expense	9,883	11,701	3,845	37,962	63,391
Depreciation and amortization	6,730	10,325	5,043	31,083	53,181

Total operating expenses	29,047	36,638	16,969	122,410	205,064

Loss on sale of assets	—	—	—	(329)	(329)
Gain on early extinguishment of debt	15,506	—	—	—	15,506

Net income	$18,791	$11,501	$9,180	$16,311	$55,783

Company's equity in net income	$9,394	$5,850	$3,490	$6,473	$25,207

Three Months Ended June 30, 2010
Revenues:
Minimum rents	$21,898	$31,905	$14,477	$86,510	$154,790
Percentage rents	472	1,066	264	1,876	3,678
Tenant recoveries	9,982	11,965	9,468	41,901	73,316
Other	851	1,361	587	6,944	9,743

Total revenues	33,203	46,297	24,796	137,231	241,527

Expenses:
Shopping center and operating expenses	10,968	13,392	7,785	54,093	86,238
Interest expense	11,588	12,973	4,131	38,595	67,287
Depreciation and amortization	7,777	9,746	4,659	30,635	52,817

Total operating expenses	30,333	36,111	16,575	123,323	206,342

Gain on sale of assets	3	—	—	608	611

Net income	$2,873	$10,186	$8,221	$14,516	$35,796

Company's equity in net income	$1,437	$5,170	$3,728	$5,427	$15,762

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Tysons Corner LLC	Other Joint Ventures	Total
Six Months Ended June 30, 2011
Revenues:
Minimum rents	$42,175	$65,344	$30,329	$172,890	$310,738
Percentage rents	1,501	2,102	868	4,478	8,949
Tenant recoveries	22,684	27,267	20,478	82,288	152,717
Other	1,465	2,056	1,430	17,391	22,342

Total revenues	67,825	96,769	53,105	277,047	494,746

Expenses:
Shopping center and operating expenses	26,223	29,206	16,682	105,748	177,859
Interest expense	21,343	23,424	7,818	76,435	129,020
Depreciation and amortization	14,199	20,481	9,906	61,494	106,080

Total operating expenses	61,765	73,111	34,406	243,677	412,959

Gain on sale of assets	—	—	—	24,545	24,545
Gain on early extinguishment of debt	15,506	—	—	—	15,506

Net income	$21,566	$23,658	$18,699	$57,915	$121,838

Company's equity in net income	$10,782	$12,033	$7,198	$25,469	$55,482

Six Months Ended June 30, 2010
Revenues:
Minimum rents	$44,155	$63,596	$29,074	$175,626	$312,451
Percentage rents	1,196	1,963	384	4,393	7,936
Tenant recoveries	21,622	24,412	18,974	88,487	153,495
Other	1,650	2,531	1,265	13,177	18,623

Total revenues	68,623	92,502	49,697	281,683	492,505

Expenses:
Shopping center and operating expenses	25,033	27,077	15,891	108,807	176,808
Interest expense	23,085	26,074	8,149	77,513	134,821
Depreciation and amortization	15,402	18,935	9,251	62,016	105,604

Total operating expenses	63,520	72,086	33,291	248,336	417,233

Gain (loss) on sale of assets	3	—	—	(628)	(625)
Loss on early extinguishment of debt	—	(1,352)	—	—	(1,352)

Net income	$5,106	$19,064	$16,406	$32,719	$73,295

Company's equity in net income	$2,553	$9,737	$7,820	$12,111	$32,221

        Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

5. Derivative Instruments and Hedging Activities:

        The Company recorded other comprehensive income related to the marking-to-market of interest rate agreements of $1,358 and $5,209 for the three months ended June 30, 2011 and 2010, respectively, and $6,188 and $13,188 for the six months ended June 30, 2011 and 2010, respectively.

        The following derivatives were outstanding at June 30, 2011:

Property/Entity(1)	Notional Amount	Product	Rate	Maturity	Fair Value
La Cumbre Plaza	$30,000	Cap	3.00%	12/9/2011	$—
Paradise Valley Mall	85,000	Cap	5.00%	9/12/2011	—
The Oaks	150,000	Cap	6.25%	7/1/2011	—
Westside Pavilion	175,000	Cap	5.50%	6/5/2012	—

(1)
See additional disclosure in Note 10—Mortgage Notes Payable.

	Asset Derivatives			Liability Derivatives
		June 30, 2011	December 31, 2010		June 30, 2011	December 31, 2010
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Interest rate cap agreements	Other assets	$—	$—	Other liabilities	$—	$—
Interest rate swap agreements	Other assets	—	—	Other liabilities	—	6,061

Total derivatives designated as hedging instruments		—	—		—	6,061

Derivatives not designated as hedging instruments
Interest rate cap agreements	Other assets	—	—	Other liabilities	—	—
Interest rate swap agreements	Other assets	—	—	Other liabilities	—	—

Total derivatives not designated as hedging instruments		—	—		—	—

Total derivatives		$—	$—		$—	$6,061

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

6. Property:

        Property consists of the following:

	June 30, 2011	December 31, 2010
Land	$1,164,643	$1,158,139
Building improvements	4,951,592	4,934,391
Tenant improvements	412,904	398,556
Equipment and furnishings	120,318	124,530
Construction in progress	292,225	292,891

	6,941,682	6,908,507
Less accumulated depreciation	(1,321,932)	(1,234,380)

	$5,619,750	$5,674,127

        Depreciation expense was $54,951 and $49,905 for the three months ended June 30, 2011 and 2010, respectively, and $108,909 and $99,029 for the six months ended June 30, 2011 and 2010, respectively.

        During the three and six months ended June 30, 2011, the Company recorded an impairment charge of $35,729 related to Shoppingtown Mall. As a result of the maturity default on the mortgage note payable (See Note 10—Mortgage Notes Payable) and on-going negotiations with the loan servicer, the Company reduced the holding period of the underlying property and wrote down the long-lived assets to the estimated fair value of $38,968. The Company has classified the estimated fair value as Level 3 measurements due to the highly subjective nature of computation, which involve estimates of holding period, market conditions, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital improvements.

        The Company recognized a (loss) gain on the sale or write-down of assets of $(447) and $582 for the three months ended June 30, 2011 and 2010, respectively, and $(484) and $582 for the six months ended June 30, 2011 and 2010, respectively.

        The Company recognized a gain of $1,734 on the purchase of Superstition Springs Land (See Note 15—Acquisitions) in connection with the GGP Exchange (See Note 4—Investments in Unconsolidated Joint Ventures) during the three and six months ended June 30, 2011. In addition, the Company recognized a gain of $1,838 on the purchase of a 50% interest in Desert Sky Mall during the six months ended June 30, 2011 (See Note 15—Acquisitions).

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

7. Marketable Securities:

        Marketable Securities consist of the following:

	June 30, 2011	December 31, 2010
Government debt securities, at par value	$25,837	$26,509
Less discount	(443)	(574)

	25,394	25,935
Unrealized gain	2,267	2,612

Fair value	$27,661	$28,547

        Future contractual maturities of marketable securities are as follows:

1 year or less	$1,379
2 to 5 years	24,458

$25,837

        The proceeds from maturities and interest receipts from the marketable securities are restricted to the service of the Greeley Note (See Note 11—Bank and Other Notes Payable).

8. Tenant and Other Receivables, net:

        Included in tenant and other receivables, net, is an allowance for doubtful accounts of $3,523 and $5,411 at June 30, 2011 and December 31, 2010, respectively. Also included in tenant and other receivables, net, are accrued percentage rents of $1,127 and $5,827 at June 30, 2011 and December 31, 2010, respectively.

        Included in tenant and other receivables, net, are the following notes receivable:

        On March 31, 2006, the Company received a note receivable that is secured by a deed of trust, bears interest at 5.5% and matures on March 31, 2031. At June 30, 2011 and December 31, 2010, the note had a balance of $8,867 and $8,992, respectively.

        On August 18, 2009, the Company received a note receivable from J&R Holdings XV, LLC ("Pederson") that bears interest at 11.55% and matures on December 31, 2013. Pederson is considered a related party because it has an ownership interest in Promenade at Casa Grande. The note is secured by Pederson's interest in Promenade at Casa Grande. The balance on the note at June 30, 2011 and December 31, 2010 was $3,445. Interest income on the note was $104 and $39 for the three months ended June 30, 2011 and 2010, respectively, and $206 and $83 for the six months ended June 30, 2011 and 2010, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

9. Deferred Charges and Other Assets, net:

        Deferred charges and other assets, net, consist of the following:

	June 30, 2011	December 31, 2010
Leasing	$211,251	$189,853
Financing	50,062	57,564
Intangible assets:
In-place lease values	93,722	99,328
Leasing commissions and legal costs	28,793	29,088
Other assets	156,647	152,167

	540,475	528,000
Less accumulated amortization(1)	(192,267)	(211,031)

	$348,208	$316,969

(1)
Accumulated amortization includes $94,573 and $60,859 relating to intangible assets at June 30, 2011 and December 31, 2010, respectively. Amortization expense for intangible assets was $3,325 and $3,646 for the three months ended June 30, 2011 and 2010, respectively, and $6,983 and $7,779 for the six months ended June 30, 2011 and 2010, respectively.

        The allocated values of above-market leases included in deferred charges and other assets, net, and below-market leases included in other accrued liabilities, consist of the following:

	June 30, 2011	December 31, 2010
Above-Market Leases
Original allocated value	$59,927	$50,615
Less accumulated amortization	(37,417)	(36,935)

	$22,510	$13,680

Below-Market Leases
Original allocated value	$117,158	$121,813
Less accumulated amortization	(85,827)	(83,780)

	$31,331	$38,033

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

10. Mortgage Notes Payable:

        Mortgage notes payable at June 30, 2011 and December 31, 2010 consist of the following:

	Carrying Amount of Mortgage Notes(1)
	June 30, 2011		December 31, 2010
Property Pledged as Collateral	Related Party	Other	Related Party	Other	Interest Rate(2)	Monthly Payment Term(3)	Maturity Date
Capitola Mall(4)	$—	$—	$33,459	$—	—	$—	—
Chandler Fashion Center(5)	—	157,451	—	159,360	5.50%	1,043	2012
Chesterfield Towne Center(6)	—	—	—	50,462	—	—	—
Danbury Fair Mall	118,559	118,559	109,657	109,657	5.53%	1,351	2020
Deptford Mall	—	172,500	—	172,500	5.41%	778	2013
Deptford Mall	—	15,139	—	15,248	6.46%	101	2016
Fiesta Mall	—	84,000	—	84,000	4.98%	348	2015
Flagstaff Mall	—	37,000	—	37,000	5.03%	155	2015
Freehold Raceway Mall(5)	—	232,900	—	232,900	4.20%	805	2018
Fresno Fashion Fair	82,272	82,272	82,791	82,792	6.76%	1,104	2015
Great Northern Mall	—	37,668	—	38,077	5.19%	234	2013
Hilton Village	—	8,590	—	8,581	5.27%	37	2012
La Cumbre Plaza(7)	—	20,536	—	23,113	2.37%	18	2011
Northgate, The Mall at(8)	—	38,115	—	38,115	7.00%	191	2013
Oaks, The(9)	—	165,000	—	165,000	2.24%	308	2011
Oaks, The(10)	—	92,264	—	92,264	2.83%	182	2011
Pacific View(11)	—	—	—	84,096	—	—	—
Paradise Valley Mall(12)	—	85,000	—	85,000	6.30%	446	2012
Prescott Gateway	—	60,000	—	60,000	5.86%	293	2011
Promenade at Casa Grande(13)	—	78,166	—	79,104	5.21%	296	2013
Rimrock Mall(14)	—	40,237	—	40,650	7.57%	320	2011
Salisbury, Center at	—	115,000	—	115,000	5.83%	559	2016
SanTan Village Regional Center(15)	—	138,087	—	138,087	2.90%	334	2012
Shoppingtown Mall(16)	—	38,968	—	39,675	8.00%	319	2011
South Plains Mall	—	103,445	—	104,132	6.54%	383	2015
South Towne Center	—	87,135	—	87,726	6.39%	554	2015
Towne Mall	—	13,077	—	13,348	4.99%	100	2012
Tucson La Encantada	75,878	—	76,437	—	5.84%	448	2012
Twenty Ninth Street(17)	—	107,000	—	106,244	3.08%	275	2016
Valley River Center	—	120,000	—	120,000	5.59%	559	2016
Valley View Center(18)	—	125,000	—	125,000	5.72%	596	2011
Victor Valley, Mall of(19)	—	97,000	—	100,000	2.11%	171	2012
Vintage Faire Mall(20)	—	135,000	—	135,000	3.48%	392	2015
Westside Pavilion(21)	—	175,000	—	175,000	2.93%	427	2012
Wilton Mall(22)	—	40,000	—	40,000	1.19%	40	2013

	$276,709	$2,820,109	$302,344	$2,957,131

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

10. Mortgage Notes Payable: (Continued)

        Debt premiums (discounts) consist of the following:

Property Pledged as Collateral	June 30, 2011	December 31, 2010
Deptford Mall	$(28)	$(30)
Great Northern Mall	(69)	(82)
Hilton Village	(10)	(19)
Shoppingtown Mall	—	482
Towne Mall	136	183

	$29	$534

(2)
The interest rate disclosed represents the effective interest rate, including the debt premiums (discounts) and deferred finance costs.

(3)
The payment term represents the monthly payment of principal and interest.

(4)
On March 15, 2011, the loan was paid off in full.

(5)
On September 30, 2009, 49.9% of the loan was assumed by a third party in connection with entering into a co-venture arrangement with that unrelated party. See Note 12—Co-Venture Arrangement.

(6)
On February 1, 2011, the loan was paid off in full. As a result of the pay off of the debt, the Company recognized a loss on early extinguishment of debt of $9,133, which included a $9,000 prepayment penalty and $133 of unamortized financing costs then outstanding.

(7)
The loan bears interest at LIBOR plus 0.88% and matures on December 9, 2011 with an extension option, subject to certain conditions, to extend to June 9, 2012. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 3.0% over the loan term. See Note 5—Derivative Instruments and Hedging Activities. The total interest rate was 2.37% and 2.44% at June 30, 2011 and December 31, 2010, respectively.

(8)
The construction loan allows for total borrowings of up to $60,000, bears interest at LIBOR plus 4.50% with a total interest rate floor of 6.0% and matures on January 1, 2013, with two one-year extension options. The loan also includes options for additional borrowings of up to $20,000 depending on certain conditions. The total interest rate was 7.00% at June 30, 2011 and December 31, 2010.

(9)
The loan bears interest at LIBOR plus 1.75% and was to mature on July 10, 2011. On July 19, 2011, the Company exercised an option to extend the loan to July 10, 2012 and has an additional one-year extension option. The Company placed an interest rate cap agreement on the loan that effectively prevented LIBOR from exceeding 6.25% on $150,000 of the loan amount that expired on July 1, 2011. See Note 5—Derivative Instruments and Hedging Activities. The interest rate cap agreement was not renewed following its expiration on July 1, 2011. At June 30, 2011 and December 31, 2010, the total interest rate was 2.24%.

(10)
The construction loan allowed for total borrowings of up to $135,000, bore interest at LIBOR plus a spread of 1.75% to 2.10%, depending on certain conditions and was to mature on July 10, 2011. On July 19, 2011, the Company modified the loan to bear interest at LIBOR plus 1.75% and extended the loan to July 10, 2012 with an additional one-year extension option. At June 30, 2011 and December 31, 2010, the total interest rate was 2.83%.

(11)
On June 1, 2011, the loan was paid off in full.

(12)
The loan bears interest at LIBOR plus 4.0% with a total interest rate floor of 5.50% and matures on August 31, 2012 with two one-year extension options. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 5.0% until September 12, 2011. See Note 5—Derivative Instruments and Hedging Activities. At June 30, 2011 and December 31, 2010, the total interest rate was 6.30%.

(13)
The loan bears interest at LIBOR plus 4.0% with a LIBOR rate floor of 0.50% and matures on December 30, 2013. At June 30, 2011 and December 31, 2010, the total interest rate was 5.21%.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

10. Mortgage Notes Payable: (Continued)

(14)
On July 1, 2011, the loan was paid off in full.

(15)
The loan bears interest at LIBOR plus 2.10% and matures on June 13, 2012, with a one-year extension option. At June 30, 2011 and December 31, 2010, the total interest rate was 2.90% and 2.94%, respectively.

(16)
As of May 10, 2011, the note is in maturity default. The Company is in negotiations with the loan servicer, which the Company anticipates will likely result in either a modification of loan terms or the transition of the underlying property to the loan servicer or a receiver. The loan is non-recourse to the Company. The Company recognized an impairment charge of $35,729 during the three and six months ended June 30, 2011 to write down the carrying value of the underlying asset to its estimated fair value. See Note 6—Property.

(17)
On January 18, 2011, the Company replaced the existing loan on the property with a new $107,000 loan that bears interest at LIBOR plus 2.63% and matures on January 18, 2016. At June 30, 2011, the total interest rate was 3.08%.

(18)
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

(19)
The loan bears interest at LIBOR plus 1.60% and was due to mature on May 6, 2011, with two one-year extension options. On May 6, 2011, the Company exercised an option to extend the maturity to May 6, 2012. At June 30, 2011 and December 31, 2010, the total interest rate on the loan was 2.11% and 6.94%, respectively.

(20)
The loan bears interest at LIBOR plus 3.0% and matures on April 27, 2015. At June 30, 2011 and December 31, 2010, the total interest rate was 3.48% and 8.37%, respectively.

(21)
The loan bears interest at LIBOR plus 2.00% and was set to mature on June 5, 2011. The Company has exercised an option to extend the loan to June 5, 2012 and has an additional one-year extension option. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 5.50% over the loan term. See Note 5—Derivative Instruments and Hedging Activities. At June 30, 2011 and December 31, 2010, the total interest rate on the loan was 2.93% and 7.81%, respectively.

(22)
The loan bears interest at LIBOR plus 0.675% and matures August 1, 2013. As additional collateral for the loan, the Company is required to maintain a deposit of $40,000 with the lender. The interest on the deposit is not restricted. At June 30, 2011 and December 31, 2010, the total interest rate on the loan was 1.19% and 1.26%, respectively.

        Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

        The Company expects all 2011 loan maturities, except Valley View Center and Shoppingtown Mall, will be refinanced, restructured, extended and/or paid-off from the Company's line of credit or with cash on hand.

        Total interest expense capitalized was $3,284 and $8,320 during the three months ended June 30, 2011 and 2010, respectively, and $6,619 and $16,509 for the six months ended June 30, 2011 and 2010, respectively.

        Related party mortgage notes payable are amounts due to affiliates of NML. See Note 18—Related-Party Transactions for interest expense associated with loans from NML.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

10. Mortgage Notes Payable: (Continued)

        The fair value of mortgage notes payable at June 30, 2011 and December 31, 2010 was $3,206,840 and $3,438,674, respectively, based on current interest rates for comparable loans. The method for computing fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

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

        During the three months ended June 30, 2010, the Company repurchased and retired $18,468 of the Senior Notes for $18,191 and recorded a loss on early extinguishment of debt of $489. The repurchase was funded by cash proceeds from the Company's April 2010 common stock offering.

        The carrying value of the Senior Notes at June 30, 2011 and December 31, 2010 was $612,179 and $606,971, respectively, which included an unamortized discount of $7,453 and $12,661, respectively. The unamortized discount is amortized into interest expense over the term of the Senior Notes in a manner that approximates the effective interest method. As of June 30, 2011 and December 31, 2010, the effective interest rate was 5.41%. The fair value of the Senior Notes at June 30, 2011 and December 31, 2010 was $619,632 based on the quoted market price on each date.

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

LIBOR plus a spread of 1.75% to 3.0% depending on the Company's overall leverage and matures on May 2, 2015 with a one-year extension option. Based on the Company's current leverage levels, the borrowing rate on the new facility is LIBOR plus 2.0%. The line of credit can be expanded, depending on certain conditions, up to a total facility of $2,000,000. As of June 30, 2011, borrowings under the line of credit were $145,000 at an average interest rate of 2.74%. The fair value of the line of credit at June 30, 2011 was $140,950 based on a present value model using credit interest rate spread offered to the Company for comparable debt.

Greeley Note:

        On July 27, 2006, concurrent with the sale of Greeley Mall, the Company provided marketable securities to replace Greeley Mall as collateral for the mortgage note payable on the property (See Note 7—Marketable Securities). As a result of this transaction, the mortgage note payable was reclassified to bank and other notes payable. This note bears interest at an effective rate of 6.34% and matures in September 2013. At June 30, 2011 and December 31, 2010, the Greeley note had a balance outstanding of $25,241 and $25,624, respectively. The fair value of the note at June 30, 2011 and December 31, 2010 was $27,171 and $23,967, respectively, based on current interest rates for comparable loans. The method for computing fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the collateral for the underlying debt.

        As of June 30, 2011 and December 31, 2010, the Company was in compliance with all applicable financial loan covenants.

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

        As a result of the Company having certain rights under the agreement to repurchase the assets after the seventh year of the venture formation, the transaction did not qualify for sale treatment. The Company, however, is not obligated to repurchase the assets. The transaction has been accounted for as a profit-sharing arrangement, and, accordingly, the assets, liabilities and operations of the properties remain on the books of the Company and a co-venture obligation was established for the net cash proceeds received from the third party less costs allocated to the warrant. The co-venture obligation is increased for the allocation of income to the co-venture partner and decreased for distributions to the co-venture partner.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

13. Noncontrolling Interests:

        The Company allocates net income of the Operating Partnership based on the weighted average ownership interest during the period. The net income of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership at the end of each period to reflect its ownership interest in the Company. The Company had a 92% ownership interest in the Operating Partnership as of June 30, 2011 and December 31, 2010. The remaining 8% limited partnership interest as of June 30, 2011 and December 31, 2010, was owned by certain of the Company's executive officers and directors, certain of their affiliates, and other third party investors in the form of units of the Operating Partnership ("OP Units"). The OP Units may be redeemed for shares of stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the ten trading days ending on the respective balance sheet date. Accordingly, as of June 30, 2011 and December 31, 2010, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $574,510 and $538,794, respectively.

        The Company issued common and preferred units of MACWH, LP in April 2005 in connection with the acquisition of the Wilmorite portfolio. The common and preferred units of MACWH, LP are redeemable at the election of the holder, the Company may redeem them for cash or shares of the Company's stock at the Company's option and they are classified as permanent equity.

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

        In accordance with the provisions of Internal Revenue Service Revenue Procedure 2010-12, stockholders were asked to make an election to receive the dividends all in cash or all in shares. To the extent that more than 10% of cash was elected in the aggregate, the cash portion was prorated. Stockholders who elected to receive the dividends in cash received a cash payment of at least $0.06 per

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

14. Stockholders' Equity: (Continued)

share. Stockholders who did not make an election received 10% in cash and 90% in shares of common stock. The number of shares issued on March 22, 2010 as a result of the dividend was calculated based on the volume weighted average trading prices of the Company's common stock on the New York Stock Exchange on March 10, 2010 through March 12, 2010 of $38.53 per share.

Warrants:

        On September 3, 2009, the Company issued three warrants in connection with the sale of a 75% ownership interest in FlatIron Crossing. The warrants provided for a purchase in the aggregate of 1,250,000 shares of the Company's common stock. The warrants were valued at $8,068 and recorded as a credit to additional paid-in capital. In May 2010, the warrants were exercised pursuant to the holders' net issue exercise request and the Company delivered a cash payment of $17,589 in exchange for the warrants.

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

15. Acquisitions:

Desert Sky Mall:

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

        The Company has included the gain in (loss) gain on remeasurement, sale or write down of assets, net for the six months ended June 30, 2011. See Note 6—Property.

        Since the date of acquisition, the Company has included Desert Sky Mall in its consolidated financial statements. Desert Sky Mall has generated incremental revenue of $3,629 and incremental expense of $3,281.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

15. Acquisitions: (Continued)

Superstition Springs Land:

        On June 3, 2011, the Company acquired the additional 50% ownership interest in Superstition Springs Land that it did not own in connection with the GGP Exchange (See Note 4—Investments in Unconsolidated Joint Ventures). Prior to the acquisition, the Company had accounted for its investment in Superstition Springs Land under the equity method. As a result of this transaction, the Company obtained 100% ownership of the land.

        The Company recorded the fair value of Superstition Springs Land at $12,914. As a result of obtaining control of this property, the Company recognized a gain of $1,734, which is included in (loss) gain on remeasurement, sale or writedown of assets, net for the three and six months ended June 30, 2011. See Note 6—Property. Since the date of acquisition, the Company has included Superstition Springs Land in its consolidated financial statements.

Other:

        On April 29, 2011, the Company purchased a fee interest in a freestanding Kohl's store at Capitola Mall for $28,500. The purchase price was paid from cash on hand.

16. Discontinued Operations:

        On March 4, 2011, the Company sold a former Mervyn's store in Santa Fe, New Mexico, for $3,383, resulting in a loss of $2,261. The proceeds from the sale were used for general corporate purposes.

        On June 3, 2011, the Company disposed of six anchor stores at centers not owned by the Company (collectively referred to as the "GGP Anchor Stores"), including five former Mervyn's stores, as part of the GGP Exchange (See Note 4—Investments in Unconsolidated Joint Ventures). The Company determined that the fair value received in exchange for the GGP Anchor Stores was equal to their carrying value.

        Revenues from discontinued operations consisted of $844 and $654 for the three months ended June 30, 2011 and 2010, respectively, and $1,862 and $1,307 for the six months ended June 30, 2011 and 2010, respectively. Income (loss) from discontinued operations was $111 and $(329) for the three months ended June 30, 2011 and 2010, respectively, and $136 and $(652) for the six months ended June 30, 2011 and 2010, respectively.

17. Commitments and Contingencies:

        The Company has certain properties subject to non-cancelable operating ground leases. The leases expire at various times through 2107, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined in the lease. Ground rent expense was $2,172 and $1,181 for the three months ended June 30, 2011 and 2010, respectively, and $4,384 and $2,768 for the six months ended June 30, 2011 and 2010, respectively. No contingent rent was incurred during the three or six months ended June 30, 2011 or 2010.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

17. Commitments and Contingencies: (Continued)

        As of June 30, 2011 and December 31, 2010, the Company was contingently liable for $22,376 and $26,771, respectively, in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company. In addition, the Company has a $11,366 letter of credit outstanding at June 30, 2011 that serves as collateral to a liability assumed in the acquisition of Shoppingtown Mall.

        The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the agreement. At June 30, 2011, the Company had $10,016 in outstanding obligations under these agreements, which it believes will be settled in 2011.

        A putative class action complaint was filed on September 1, 2010 involving a single plaintiff based on alleged wage and hour violations. The parties have reached a settlement that is subject to court approval. The court hearing to preliminarily approve the settlement is scheduled for September 2, 2011. The Company has accrued an estimate for the amount of the settlement, which is not material to the Company's consolidated financial statements.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Management Fees	$6,549	$6,726	$12,811	$13,636
Development and Leasing Fees	1,361	3,837	3,752	6,003

	$7,910	$10,563	$16,563	$19,639

        Certain mortgage notes on the properties are held by NML (See Note 10—Mortgage Notes Payable). Interest expense in connection with these notes was $4,086 and $3,103 for the three months ended June 30, 2011 and 2010, respectively, and $8,575 and $6,205 for the six months ended June 30, 2011 and 2010, respectively. Included in accounts payable and accrued expenses is interest payable on these notes of $1,355 and $1,439 at June 30, 2011 and December 31, 2010, respectively.

        As of June 30, 2011 and December 31, 2010, the Company had loans to unconsolidated joint ventures of $3,459 and $3,095, respectively. Interest income associated with these notes was $49 and $81 for the three months ended June 30, 2011 and 2010, respectively, and $143 and $113 for the six months ended June 30, 2011 and 2010, respectively. These loans represent initial funds advanced to development stage projects prior to construction loan funding. Correspondingly, loan payables in the same amount have been accrued as an obligation by the various joint ventures.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

18. Related-Party Transactions: (Continued)

        Due from affiliates of $5,269 and $6,599 at June 30, 2011 and December 31, 2010, respectively, represents unreimbursed costs and fees due from unconsolidated joint ventures under management agreements.

19. Share and Unit-Based Plans:

        On February 28, 2011, the Company granted 190,000 limited partnership units of the Operating Partnership ("LTIP Units") under the Long-Term Incentive Plan ("LTIP") to four executive officers at a weighted average grant date fair value of $43.30 per LTIP Unit. The new grants vest over a service period ending January 31, 2012 based on the percentile ranking of the Company in terms of total return to stockholders (the "Total Return") per common stock share relative to the Total Return of a group of peer REITs, as measured at the end of the measurement period. Upon the occurrence of specified events and subject to the satisfaction of applicable vesting conditions, LTIP Units (after conversion into OP Units) are ultimately redeemable for common stock of the Company on a one-unit for one-share basis.

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

        During the three months ended March 31, 2011, as part of the separation agreements with three former employees, the Company modified the terms of 20,949 stock units and 2,281 stock awards then outstanding. During the three months ended June 30, 2011, as part of the separation agreements with three other former employees, the Company modified the terms of 40,621 stock units and 40,000 SARs then outstanding. As a result of these modifications, the Company recognized additional compensation cost of $2,378 and $3,333 during the three and six months ended June 30, 2011, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

19. Share and Unit-Based Plans: (Continued)

        The following summarizes the compensation cost under the share and unit-based plans:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
LTIP units	$2,575	$3,941	$4,477	$5,441
Stock awards	84	524	578	2,086
Stock units	2,930	3,588	5,742	5,046
Stock options	—	148	—	295
SARs	302	656	623	951
Phantom stock units	242	216	482	458

	$6,133	$9,073	$11,902	$14,277

        The Company capitalized share and unit-based compensation costs of $2,098 and $5,236 for the three months ended June 30, 2011 and 2010, respectively, and $5,012 and $7,311 for the six months ended June 30, 2011 and 2010, respectively.

        The following table summarizes the activity of the non-vested share and unit based plans:

	LTIP Units		Stock Awards		Phantom Stock		SARs		Stock Units
	Units	Value(1)	Shares	Value(1)	Units	Value(1)	Units	Value(1)	Shares	Value(1)
Balance at January 1, 2011	272,226	$50.68	63,351	$53.69	29,783	$34.18	1,059,122	$7.51	1,038,549	$7.17
Granted	422,631	46.38	11,350	48.47	5,870	48.99	—	—	64,463	48.36
Vested	(504,857)	49.85	(53,571)	57.36	(12,028)	40.09	(1,034,122)	7.51	(519,272)	7.17
Forfeited	—	—	—	—	—	—	(25,000)	7.51	(7,400)	12.35

Balance at June 30, 2011	190,000	$43.30	21,130	$40.68	23,625	$34.84	—	$—	576,340	$11.71

(1)
Value represents the weighted-average grant date fair value.

        Unrecognized compensation cost of share and unit-based plans at June 30, 2011 consisted of $5,233 from LTIP Units, $736 from stock awards, $823 from phantom stock units and $3,758 from stock units.

20. Income Taxes:

        The Company has made taxable REIT subsidiary elections for all of its corporate subsidiaries other than its qualified REIT subsidiaries. The elections, effective for the year beginning January 1, 2001 and future years were made pursuant to section 856(l) of the Internal Revenue Code. The Company's Taxable REIT Subsidiaries ("TRSs") are subject to corporate level income taxes which are provided for in the Company's consolidated financial statements. The Company's primary TRSs include Macerich Management Company and Macerich Arizona Partners LLC.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

20. Income Taxes: (Continued)

        The income tax benefit of the TRSs is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Current	$—	$—	$—	$—
Deferred	1,768	1,375	4,246	2,590

Total income tax benefit	$1,768	$1,375	$4,246	$2,590

        The net operating loss carryforwards are currently scheduled to expire through 2031, beginning in 2021. Net deferred tax assets of $24,592 and $19,525 were included in deferred charges and other assets, net at June 30, 2011 and December 31, 2010, respectively.

        The tax returns for the years 2007-2010 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefits will materially change within the next 12 months.

21. Subsequent Events:

        On July 1, 2011, the Company's joint venture in Pacific Premier Retail Trust replaced the existing mortgage note payable on Los Cerritos Center with a new $200,000 mortgage note payable that bears interest at 4.46% and matures on July 1, 2018.

        On July 22, 2011, the Company acquired the Fashion Outlets of Niagara Falls, a 526,000 square foot outlet center in Niagara Falls, New York. The initial purchase price of $200,000 was funded by a cash payment of $78,579 and the assumption of the mortgage note payable of $121,421. The cash purchase price was funded from borrowings under the Company's line of credit. The final purchase price may also include future contingent consideration.

        On July 29, 2011, the Company announced a dividend/distribution of $0.50 per share for common stockholders and OP Unit holders of record on August 19, 2011. All dividends/distributions will be paid 100% in cash on September 8, 2011.

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

  •
  the Company's expectations regarding income tax benefits;

  •
  the Company's expectations regarding its financial condition or results of operations; and

  •
  the Company's expectations for refinancing its indebtedness, entering into and servicing debt obligations and entering into joint venture arrangements.

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

Management's Overview and Summary

        The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, the Operating Partnership. As of June 30, 2011, the Operating Partnership owned or had an ownership interest in 70 regional shopping centers and 14 community shopping centers totaling approximately 71 million square feet of gross leasable area. These 84 regional and community shopping centers are referred to hereinafter as the "Centers," unless the context otherwise requires. The Company is a self-administered and self-managed REIT and conducts all of its operations through the Operating Partnership and the Management Companies.

        The following discussion is based primarily on the consolidated financial statements of the Company for the three and six months ended June 30, 2011 and 2010. It compares the results of operations for the three months ended June 30, 2011 to the results of operations for the three months ended June 30, 2010, and it compares the results of operations and cash flow for the six months ended June 30, 2011 to the results of operations and cash flows for the six months ended June 30, 2010. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

        On April 29, 2011, the Company purchased a fee interest in a freestanding Kohl's store at Capitola Mall for $28.5 milion. The purchase price was paid from cash on hand.

        On June 3, 2011, the Company acquired an additional 33.3% ownership interest in Arrowhead Towne Center, a 1,196,941 square foot regional shopping center in Glendale, Arizona, an additional 33.3% ownership interest in Superstition Springs Center, a 1,204,803 square foot regional shopping center in Mesa, Arizona and a 50% ownership interest in the land under Superstition Springs Center that it did not already own in exchange for the Company's ownership interest in six anchor stores, including five former Mervyn's stores and a cash payment of $75.0 million. The cash purchase price was funded from borrowings under the Company's line of credit. This transaction is referred herein as the "GGP Exchange".

        Desert Sky Mall, the Kohl's store at Capitola Mall and the land under Superstition Springs Center are referred to herein as the "Acquisition Properties".

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

        On June 3, 2011, the Company disposed of five former Mervyn's stores in connection with the GGP Exchange (See "Acquisitions").

        As of June 30, 2011, six former Mervyn's stores in the Company's portfolio remain vacant. The Company is currently seeking replacement tenants for these spaces.

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

        On April 1, 2011, the Company's joint venture in SDG Macerich Properties, L.P. conveyed Granite Run Mall to the mortgage note lender with a deed-in-lieu of foreclosure. The mortgage note was non-recourse. The Company's pro rata share of gain on early extinguishment of debt was $7.8 million.

        As of May 10, 2011, the mortgage note payable on Shoppingtown Mall is in maturity default. The Company is in negotiations with the loan servicer, which will likely result in either a modification of loan terms or the transition of the underlying property to the loan servicer or a receiver. The loan is non-recourse to the Company. As a result of the maturity default and on-going negotations with the loan servicer, the Company reduced the holding period and recognized an impairment charge of $35.7 million to write-down the long-lived assets to its estimated fair value.

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

        Some of these estimates and assumptions include judgments on revenue recognition, estimates for common area maintenance and real estate tax accruals, provisions for uncollectible accounts, impairment of long-lived assets, the allocation of purchase price between tangible and intangible assets, and estimates for environmental matters. The Company's significant accounting policies are described in more detail in Note 2—Summary of Significant Accounting Policies in the Company's Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K. However, the following policies are deemed to be critical.

Revenue Recognition:

        Minimum rental revenues are recognized on a straight-line basis over the term of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight line rent adjustment." Currently, 59% of the Mall Store and Freestanding Store leases contain provisions for CPI rent increases periodically throughout the term of the lease. The Company believes that using an annual multiple of CPI increases rather than fixed contractual rent increases results in revenue recognition that more closely matches the cash revenue from each lease and will provide more consistent rent growth throughout the term of the leases. Percentage rents are recognized when the tenants' specified sales targets have been met. Estimated recoveries from certain tenants for their pro rata share of real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred. Other tenants pay a fixed rate and these tenant recoveries' revenues are recognized on a straight-line basis over the term of the related leases.

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

Asset Impairment:

        The Company assesses whether an indicator of impairment in the value of its long-lived assets exists by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenant's ability to perform their duties and pay rent under the terms of the leases. In addition, a decrease in the estimated holding period of long-lived assets can increase the likelihood of impairment. Many factors may influence management's estimate of holding periods, including market conditions, accessibility of capital and credits markets and recent sales activity of properties in the same market. The Company may recognize impairment losses if the cash flows are not sufficient to cover its investment. Such a loss would be determined as the difference between the carrying value and the fair value of a center.

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

Results of Operations

        Many of the variations in the results of operations, discussed below, occurred because of transactions described above, including the Acquisition Properties, the Mervyn's Properties and Santa Monica Place (the "Redevelopment Center"). The "Same Centers" include all consolidated Centers, excluding the Mervyn's Properties, the Acquisition Properties and the Redevelopment Center.

        The increase in revenue and expenses of the Redevelopment Center during the three and six months ended June 30, 2011 in comparison to the three and six months ended June 30, 2010 is primarily due to the opening of Santa Monica Place in August 2010.

        Unconsolidated joint ventures are reflected using the equity method of accounting. The Company's pro rata share of the results from these Centers is reflected in the Consolidated Statements of Operations as equity in income from unconsolidated joint ventures.

        The U.S. economy, the retail industry as well as certain of the Company's operating results continued to improve during the first half of 2011. The Company's occupancy rate as of June 30, 2011 increased compared to June 30, 2010. In addition, the recent trend of retail sales growth continued in this quarter with tenant sales per square foot increasing compared to the twelve months ended June 30, 2010 and December 31, 2010. The releasing spreads also increased for the year ended June 30, 2011. While economic data for the six months ended June 30, 2011 showed certain signs of a positive trend in the retail industry, the U.S. economy is still experiencing weakness, high levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels. Any further continuation of these adverse conditions could harm the Company's business, results of operations and financial condition.

        The Company considers tenant annual sales per square foot (for tenants in place for 12 months or longer and under 10,000 square feet), occupancy rates (excluding anchor tenants) for the Centers and releasing spreads (i.e. a comparison of average base rent per square foot on leases executed during the trailing twelve months to average base rent per square foot on leases expiring during the year) to be key performance indicators of the Company's internal growth. These calculations exclude Valley View Center, Granite Run Mall and Shoppingtown Mall.

        Tenant sales per square foot increased from $420 for the twelve months ended June 30, 2010 compared to $458 for the twelve months ended June 30, 2011. Occupancy rate increased from 91.8% at June 30, 2010 compared to 92.3% at June 30, 2011. Releasing spreads increased 11.6% from the twelve months ended June 30, 2011 compared to the twelve months ended June 30, 2010.

Comparison of Three Months Ended June 30, 2011 and 2010

Revenues:

        Minimum and percentage rents (collectively referred to as "rental revenue") increased by $8.6 million, or 8.2%, from 2010 to 2011. The increase in rental revenue is attributed to an increase of $4.9 million from the Redevelopment Center, $2.7 million from the Acquisition Properties, $0.9 million from the Mervyn's Properties and $0.1 million from the Same Centers. Rental revenue includes the amortization of above and below-market leases, the amortization of straight-line rents and lease termination income. The amortization of above and below-market leases decreased from $2.1 million in 2010 to $2.0 million in 2011. The amortization of straight-lined rents increased from $1.1 million in 2010 to $1.4 million in 2011. Lease termination income increased from $1.1 million in 2010 to $1.9 million in 2011.

        Tenant recoveries increased $3.8 million, or 6.7%, from 2010 to 2011. The increase in tenant recoveries is attributed to an increase of $2.3 million from the Redevelopment Center, $1.1 million from the Acquisition Properties, $0.3 million from the Same Centers and $0.1 million from the Mervyn's Properties.

        Management Companies revenue decreased from $12.1 million in 2010 to $8.1 million in 2011. The decrease in Management Companies revenue is primarily attributed to a decrease in development fees.

Shopping Center and Operating Expenses:

        Shopping center and operating expenses increased $7.8 million, or 13.8%, from 2010 to 2011. The increase in shopping center and operating expenses is attributed to an increase of $3.0 million from the Redevelopment Center, $2.3 million from the Acquisition Properties, $1.3 million from the Same Centers and $1.2 million from the Mervyn's Properties.

Management Companies' Operating Expenses:

        Management Companies' operating expenses decreased $3.5 million from 2010 to 2011 due to a decrease in compensation costs in 2011.

REIT General and Administrative Expenses:

        REIT general and administrative expenses increased by $0.1 million from 2010 to 2011.

Depreciation and Amortization:

        Depreciation and amortization increased $6.1 million from 2010 to 2011. The increase in depreciation and amortization is primarily attributed to an increase of $3.8 million from the Redevelopment Center, $1.1 million from the Same Centers and $1.1 million from the Acquisition Properties.

Interest Expense:

        Interest expense decreased $3.2 million from 2010 to 2011. The decrease in interest expense was primarily attributed to a decrease of $3.3 million from the Same Centers and $1.5 million from borrowings under the Company's line of credit offset in part by an increase of $1.6 million from the Redevelopment Center. The decrease in interest expense at the Same Centers is primarily attributed to the maturity of a $400.0 million interest rate swap agreement in April 2011.

        The above interest expense items are net of capitalized interest, which decreased from $8.3 million in 2010 to $3.3 million in 2011, primarily due to a decrease in redevelopment activity.

Equity in Income of Unconsolidated Joint Ventures:

        Equity in income of unconsolidated joint ventures increased $9.4 million from 2010 to 2011. The increase in equity in income of unconsolidated joint ventures is primarily attributed to the Company's pro rata share in the early extinguishment of debt at its joint venture in SDG Macerich Properties, L.P. (See "Other Transactions and Events").

Loss on Remeasurement, Sale or Write-down of Assets:

        Loss on remeasurement, sale or write down of assets increased $35.0 million from 2010 to 2011. The increase in loss is primarily attributed to the write-down of the long-lived assets on Shoppingtown Mall of $35.7 million. See "Other Transactions and Events."

Net (loss) income:

        Net loss increased $21.0 million from 2010 to 2011. The increase in net loss is primarily attributed to the impairment charge on Shoppingtown Mall in 2011 of $35.7 million offset in part by an increase in equity in income from unconsolidated joint ventures of $9.4 million.

Funds From Operations ("FFO"):

        Primarily as a result of the factors mentioned above, FFO—diluted decreased 13.9% from $77.5 million in 2010 to $66.7 million in 2011. For a reconciliation of FFO and FFO—diluted to net loss attributable to the Company, the most directly comparable GAAP financial measure, see "Funds from Operations and Adjusted Funds from Operations."

Comparison of Six Months Ended June 30, 2011 and 2010

Revenues:

        Rental revenue increased by $15.8 million, or 7.5%, from 2010 to 2011. The increase in rental revenue is attributed to an increase of $9.3 million from the Redevelopment Center, $3.8 million from the Acquisition Properties, $1.8 million from the Mervyn's Properties and $0.9 million from the Same Centers. Rental revenue includes the amortization of above and below-market leases, the amortization of straight-line rents and lease termination income. The amortization of above and below-market leases increased from $3.9 million in 2010 to $4.1 million in 2011. The amortization of straight-lined rents increased from $1.4 million in 2010 to $1.6 million in 2011. Lease termination income increased from $1.7 million in 2010 to $3.2 million in 2011.

        Tenant recoveries increased $4.4 million, or 3.8%, from 2010 to 2011. The increase in tenant recoveries is attributed to an increase of $5.0 million from the Redevelopment Center, $1.5 million from the Acquisition Properties and $0.4 million from the Mervyn's Properties offset in part by a decrease of $2.5 million from the Same Centers. The decrease in tenant recoveries from the Same Centers is primarily due to a decrease in recoverable expenses.

        Management Companies revenue decreased from $22.3 million in 2010 to $18.7 million in 2011 due to a decrease in development fees.

Shopping Center and Operating Expenses:

        Shopping center and operating expenses increased $9.6 million, or 8.2%, from 2010 to 2011. The increase in shopping center and operating expenses is attributed to an increase of $6.0 million from the Redevelopment Center, $3.4 million from the Acquisition Properties and $1.5 million from the Mervyn's Properties offset in part by a decrease of $1.3 million from the Same Centers. The decrease in shopping center and operating expenses at the Same Centers is primarily due to a decrease in property taxes and bad debt expense.

Management Companies' Operating Expenses:

        Management Companies' operating expenses increased $0.1 million from 2010 to 2011.

REIT General and Administrative Expenses:

        REIT general and administrative expenses increased by $0.2 million from 2010 to 2011.

Depreciation and Amortization:

        Depreciation and amortization increased $11.5 million from 2010 to 2011. The increase in depreciation and amortization is primarily attributed to an increase of $7.2 million from the Redevelopment Center, $2.9 million from the Same Centers and $1.4 million from the Acquisition Properties.

Interest Expense:

        Interest expense decreased $6.6 million from 2010 to 2011. The decrease in interest expense was primarily attributed to a decrease of $10.5 million from borrowings under the Company's line of credit and $0.8 million from borrowings under the Same Centers offset in part by an increase of $4.7 million from the Redevelopment Center. The decrease in interest expense on the Company's line of credit is primarily due to a decrease in the borrowings and the maturity of a $450.0 million interest rate swap agreement in April 2010 and the maturity of a $400 million interest rate swap agreement in April 2011.

        The above interest expense items are net of capitalized interest, which decreased from $16.5 million in 2010 to $6.6 million in 2011, primarily due to a decrease in redevelopment activity.

Loss on Early Extinguishment of Debt:

        The loss on early extinguishment of debt of $9.1 million in 2011 is attributed to the prepayment of the mortgage note payable on Chesterfield Towne Center.

Equity in Income of Unconsolidated Joint Ventures:

        Equity in income of unconsolidated joint ventures increased $23.3 million from 2010 to 2011. The increase in equity in income of unconsolidated joint ventures is primarily attributed to the Company's $12.5 million pro rata share of the remeasurement gain on the acquisition of an underlying ownership interest in Kierland Commons in 2011 (See "Acquisitions"), and the Company's $7.8 million pro rata share of the gain on early extinguishment of debt at its joint venture in SDG Macerich Properties, L.P.

(Loss) Gain on Remeasurement, Sale or Write down of Assets:

        Loss on remeasurement, sale or write down of assets increased $33.2 million from 2010 to 2011. The increase in loss is primarily attributed to the write-down of the long-lived assets on Shoppingtown Mall of $35.7 million (See "Other Transactions and Events").

Net Loss:

        Net loss increased from $6.8 million in 2010 to $20.8 million in 2011. The increase in net loss is primarily attributed to the $35.7 million write down of long-lived assets of Shoppingtown Mall and the $9.1 million loss on early extinguishment of debt on Chesterfield Towne Center offset in part by the $23.3 million increase in equity in income of unconsolidated joint ventures.

Funds From Operations:

        Primarily as a result of the factors mentioned above, FFO—diluted decreased 5.8% from $149.1 million in 2010 to $140.4 million in 2011. For a reconciliation of FFO and FFO—diluted to net loss available to common stockholders, the most directly comparable GAAP financial measure, see "Funds from Operations and Adjusted Funds from Operations."

Operating Activities:

        Cash provided by operating activities increased from $72.8 million in 2010 to $89.9 million in 2011. The increase was primarily due to changes in assets and liabilities and the results at the Centers as discussed above.

Investing Activities:

        Cash used in investing activities increased from $23.8 million in 2010 to $197.3 million in 2011. The increase was primarily due to an increase of $134.0 million in contributions to unconsolidated joint ventures, $24.9 million in acquisitions of property, development, redevelopment and property improvements, $10.2 million in restricted cash and a decrease of $11.8 million in proceeds from notes receivable. The increase in contributions to unconsolidated joint ventures is primarily attributed to the Kierland Commons, The Shops at Atlas Park, Arrowhead Towne Center and Superstition Springs transactions (See "Acquisitions").

Financing Activities:

        Cash used in financing activities increased from a surplus of $454.4 million in 2010 to a deficit of $265.0 million in 2011. The increase in cash used was primarily due to the $1.2 billion stock offering in 2010, a decrease in proceeds from mortgages, bank and other notes payable of $78.1 million and an increase in dividends and distributions of $63.5 million offset in part in by a decrease in payments on mortgages, bank and other notes payable of $645.0 million.

Liquidity and Capital Resources

        The Company anticipates meeting its liquidity needs for its operating expenses and debt service and dividend requirements through cash generated from operations, working capital reserves and/or borrowings under its unsecured line of credit. On May 2, 2011, the Company obtained a new $1.5 billion revolving line of credit, which provides the Company with additional liquidity.

        The following tables summarize capital expenditures incurred at the Centers:

	For the Six Months Ended June 30,
(Dollars in thousands)	2011	2010
Consolidated Centers:
Acquisitions of property and equipment	$70,114	$6,514
Development, redevelopment, expansion and renovations	52,461	96,994
Tenant allowances	8,792	7,034
Deferred leasing charges	16,868	14,806

	$148,235	$125,348

Joint Venture Centers (at Company's pro rata share):
Acquisitions of property and equipment	$137,291	$1,752
Development, redevelopment, expansion and renovations	16,410	17,771
Tenant allowances	2,697	1,503
Deferred leasing charges	2,878	2,326

	$159,276	$23,352

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

        The Company's total outstanding loan indebtedness at June 30, 2011 was $6.1 billion (including $757.2 million of unsecured debt and $2.2 billion of its pro rata share of joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgages payable collateralized by individual properties. Approximately $154.3 million of the outstanding total indebtedness matures in 2011 (at the Company's pro rata share and excluding loans with extensions and refinancing transactions that have recently closed). The Company expects that all of these maturities during the next twelve months, except the mortgage note payable on Valley View Center and Shoppingtown Mall, will be refinanced, restructured, extended and/or paid off from the Company's line of credit or cash on hand.

        The Company's Senior Notes bear interest at 3.25%, payable semiannually, mature on March 15, 2012 and are senior to unsecured debt of the Company and are guaranteed by the Operating Partnership. The carrying value of the Senior Notes at June 30, 2011 was $612.2 million. The Company believes it has various sources of liquidity to pay off the Senior Notes, including capacity under its line of credit. See Note 11—Bank and Other Notes Payable in the Company's Notes to the Consolidated Financial Statements.

        The Company had, through the Operating Partnership, a $1.5 billion revolving line of credit that bore interest at LIBOR plus a spread of 0.75% to 1.10% depending on the Company's overall leverage that matured on April 25, 2011. On May 2, 2011, the Company, through the Operating Partnership, obtained a new $1.5 billion revolving line of credit that bears interest at LIBOR plus a spread of 1.75% to 3.0% depending on the Company's overall leverage and matures on May 2, 2015 with a one-year extension option. Based on the Company's current leverage levels, the borrowing rate on the new facility is LIBOR plus 2.0%. The line of credit can be expanded, depending on certain conditions, up to a total facility of $2.0 billion. All obligations under the line of credit are unconditionally guaranteed by the Company and certain of its direct and indirect subsidiaries and are secured, subject to certain exceptions, by pledges of direct and indirect ownership interests in certain of the subsidiary guarantors. At June 30, 2011, total borrowings under the line of credit were $145.0 million with an average effective interest rate of 2.74%.

        Cash dividends and distributions for the six months ended June 30, 2011 were $145.4 million. A total of $89.9 million was funded by cash flows provided by operations. The remaining $55.5 million was funded through distributions received from unconsolidated joint ventures which are included in the cash flows from investing activities section of the Company's Consolidated Statement of Cash Flows.

        At June 30, 2011, the Company was in compliance with all applicable loan covenants under its agreements.

        At June 30, 2011, the Company had cash and cash equivalents available of $73.2 million.

Off-Balance Sheet Arrangements:

        The Company accounts for its investments in joint ventures that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the Consolidated Balance Sheets of the Company as "Investments in Unconsolidated Joint Ventures."

        In addition, certain joint ventures also have secured debt that could become recourse debt to the Company or its subsidiaries, in excess of the Company's pro rata share, should the joint ventures be unable to discharge the obligations of the related debt. At June 30, 2011, the balance of the debt that could be recourse to the Company was $372.3 million offset in part by indemnity agreements from joint venture partners for $178.6 million. The maturities of the recourse debt, net of indemnification, are $171.6 million in 2013, $4.3 million in 2014 and $17.8 million in 2015.

        Additionally, as of June 30, 2011, the Company is contingently liable for $22.4 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

Long-term Contractual Obligations:

        The following is a schedule of long-term contractual obligations as of June 30, 2011 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)	$4,065,575	$1,897,950	$690,464	$1,012,458	$464,703
Operating lease obligations(1)	813,715	13,396	27,156	23,917	749,246
Purchase obligations(1)	10,016	10,016	—	—	—
Other long-term liabilities	242,706	196,821	4,177	4,136	37,572

	$5,132,012	$2,118,183	$721,797	$1,040,511	$1,251,521

(1)
See Note 17—Commitments and Contingencies of the Company's Consolidated Financial Statements.

Funds From Operations and Adjusted Funds From Operations

        The Company uses FFO and adjusted FFO ("AFFO") in addition to net income to report its operating and financial results and considers FFO, AFFO and FFO and AFFO-diluted as supplemental measures for the real estate industry and a supplement to Generally Accepted Accounting Principles ("GAAP") measures. The National Association of Real Estate Investment Trusts defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from extraordinary items and sales of depreciated operating properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. Adjusted FFO ("AFFO") excludes impairments of consolidated assets.

        FFO and FFO on a diluted basis are useful to investors in comparing operating and financial results between periods. This is especially true since FFO excludes real estate depreciation and amortization, as the Company believes real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time. The Company believes that AFFO and AFFO on a diluted basis provide useful supplemental information regarding the Company's performance as they show a more meaningful and consistent comparison of the Company's operating performance and allow investors to more easily compare the Company's results without taking into account the unrelated impairment losses, which is a non-routine item. FFO and AFFO on a diluted basis are measures investors find most useful in measuring the dilutive impact of outstanding convertible securities.

        AFFO and FFO do not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net income as defined by GAAP and are not indicative of cash available to fund all cash flow needs. The Company also cautions that AFFO and FFO, as presented, may not be comparable to similarly titled measures reported by other real estate investment trusts. The reconciliation of AFFO and FFO and AFFO and FFO—diluted to net income (loss) available to common stockholders is provided below.

        Management compensates for the limitations of AFFO and FFO by providing investors with financial statements prepared according to GAAP, along with this detailed discussion of AFFO and FFO and a reconciliation of AFFO and FFO and AFFO and FFO-diluted to net income (loss) available to common stockholders. Management believes that to further understand the Company's performance, AFFO and FFO should be compared with the Company's reported net income (loss) and considered in addition to cash flows in accordance with GAAP, as presented in the Company's Consolidated Financial Statements.

        The following reconciles net income (loss) available to common stockholders to FFO and AFFO (dollars and shares in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net loss available to common stockholders	$(19,216)	$(440)	$(19,182)	$(6,797)
Adjustments to reconcile net loss to FFO—basic and diluted:
Noncontrolling interest in the Operating Partnership	(1,710)	52	(1,707)	(746)
Loss (gain) on remeasurement, sale or write-down of consolidated assets, net(1)	34,466	(510)	34,903	(511)
Add: gain on undepreciated assets—consolidated assets(1)	1,734	—	2,277	—
Add: noncontrolling interest share of loss on sale of consolidated joint ventures(1)	(4)	(32)	(4)	(32)
Less: write-down of consolidated assets(1)	(36,153)	—	(36,153)	—
Gain on remeasurement, sale or write-down of assets from unconsolidated joint ventures(2)	(10)	(428)	(12,560)	(366)
Add: gain on sale of undepreciated assets—from unconsolidated joint ventures(2)	10	427	50	396
Less write down of unconsolidated joint ventures(2)	—	—	—	(32)
Depreciation and amortization on consolidated assets	65,833	59,913	130,459	119,128
Less: depreciation and amortization attributable to noncontrolling interest on consolidated joint ventures	(4,492)	(6,497)	(8,986)	(11,590)
Depreciation and amortization on unconsolidated joint ventures(2)	30,181	28,753	58,706	56,208
Less: depreciation on personal property	(3,900)	(3,772)	(7,382)	(6,595)

FFO—basic and diluted	66,739	77,466	140,421	149,063
Impairment charge	35,729	—	35,729

AFFO—basic and diluted	$102,468	$77,466	$176,150	$149,063

Weighted average number of FFO and AFFO shares outstanding for AFFO and FFO—basic and diluted:
FFO and AFFO—basic and diluted(3)	143,140	135,495	142,810	122,379

(1)
The net total of these line items equal the loss (gain) on sales of depreciated assets. These line items are included in this reconciliation to provide the Company's investors with more detailed information and do not represent a departure from FFO as defined by NAREIT.

(2)
Unconsolidated assets are presented at the Company's pro rata share.

(3)
As of June 30, 2011 and 2010, 11.1 million and 12.0 million OP Units were outstanding, respectively.

The computation of FFO—diluted shares outstanding includes the effect of share and unit-based compensation plans and the Senior Notes using the treasury stock method. It also assumes the conversion of MACWH, LP common and preferred units to the extent that they are dilutive to the FFO computation. The MACWH, LP preferred units were antidilutive to the calculations for the three and six months ended June 30, 2011 and 2010 and were not included in the above calculations.

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

        The following table sets forth information as of June 30, 2011 concerning the Company's long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV") (dollars in thousands):

	For the years ended June 30,
	2012	2013	2014	2015	2016	Thereafter	Total	FV
CONSOLIDATED CENTERS:
Long term debt:
Fixed rate	$984,307	$343,184	$70,577	$193,120	$528,602	$443,281	$2,563,071	$2,681,042
Average interest rate	5.70%	5.45%	5.69%	5.86%	6.09%	4.83%	5.61%
Floating rate	835,387	120,821	120,643	132,316	107,000	—	1,316,167	1,313,552
Average interest rate	2.65%	6.52%	3.84%	3.48%	3.08%		3.23%

Total debt—Consolidated Centers	$1,819,694	$464,005	$191,220	$325,436	$635,602	$443,281	$3,879,238	$3,994,594

UNCONSOLIDATED JOINT VENTURE CENTERS:
Long term debt (at Company's pro rata share):
Fixed rate	$275,989	$212,664	$502,131	$164,390	$673,919	$99,567	$1,928,660	$2,077,135
Average interest rate	6.89%	6.94%	5.48%	5.96%	6.09%	5.83%	6.12%
Floating rate	147,117	58,849	18,976	13,306	25,000	—	263,248	263,406
Average interest rate	0.99%	5.04%	3.11%	3.15%	3.50%		2.39%

Total debt—Unconsolidated Joint Venture Centers	$423,106	$271,513	$521,107	$177,696	$698,919	$99,567	$2,191,908	$2,340,541

        The consolidated Centers' total fixed rate debt at June 30, 2011 and December 31, 2010 was $2.6 billion and $3.1 billion, respectively. The average interest rate on fixed rate debt at June 30, 2011 and December 31, 2010 was 5.61% and 5.98%, respectively. The consolidated Centers' total floating rate debt at June 30, 2011 and December 31, 2010 was $1.3 billion and $766.9 million, respectively. The average interest rate on floating rate debt at June 30, 2011 and December 31, 2010 was 3.23% and 3.85%, respectively.

        The Company's pro rata share of the Unconsolidated Joint Venture Centers' fixed rate debt at June 30, 2011 and December 31, 2010 was $1.9 billion and $2.0 billion, respectively. The average interest rate on fixed rate debt at June 30, 2011 and December 31, 2010 was 6.12% and 6.11%, respectively. The Company's pro rata share of the Unconsolidated Joint Venture Centers' floating rate debt at June 30, 2011 and December 31, 2010 was $263.2 million and $241.7 million, respectively. The average interest rate on the floating rate debt at June 30, 2011 and December 31, 2010 was 2.39% and 2.24%, respectively.

        The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on its consolidated balance sheets at fair value (See Note 5—Derivative Instruments and Hedging Activities in the Company's Notes to the Consolidated Financial Statements).

        The following are outstanding derivatives at June 30, 2011 (amounts in thousands):

Property/Entity(1)	Notional Amount	Product(2)	Rate	Maturity	Company's Ownership	Fair Value(1)
La Cumbre Plaza	$30,000	Cap	3.00%	12/9/2011	100%	$—
Paradise Valley Mall	85,000	Cap	5.00%	9/12/2011	100%	—
Superstition Springs Center	67,500	Cap	8.63%	9/9/2011	67%	—
The Oaks(3)	150,000	Cap	6.25%	7/1/2011	100%	—
Westside Pavilion	175,000	Cap	5.50%	6/5/2012	100%	—

(1)
Fair value at the Company's ownership percentage.

(2)
Interest rate cap agreements ("Cap") offer protection against floating rates on the notional amount from exceeding the rates noted in the above schedule.

(3)
The Cap was not renewed following its maturity. The Company does not expect the maturity of the Cap to have a material impact on the Company's interest rate risk.

        In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $15.8 million per year based on $1.6 billion outstanding of floating rate debt at June 30, 2011.

        The fair value of the Company's long-term debt is estimated based on discounted cash flows at interest rates that management believes reflect the risks associated with long-term debt of similar risk and duration.

Item 4.    Controls and Procedures

        As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of June 30, 2011, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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
4.4		Warrant to Purchase Common Stock, dated as of September 30, 2009, between the Company and Heitman M-rich Investors LLC (incorporated by reference as an exhibit to the Company's 2009 Form 10-K).
10.1	*	Amendment No. 2 to Amended and Restated Deferred Compensation Plan for Executives (May 1, 2011).
10.2	*	Amendment No. 2 to 2005 Deferred Compensation Plan for Executives (May 1, 2011).
10.3	*	Amendment No. 2 to Amended and Restated Deferred Compensation Plan for Senior Executives (May 1, 2011).
10.4	*	Amendment No. 2 to 2005 Deferred Compensation Plan for Senior Executives (May 1, 2011).

Exhibit Number	Description
10.5	$1,500,000,000 Revolving Loan Facility Credit Agreement, dated as of May 2, 2011, by and among the Operating Partnership, the Company and the other guarantors party thereto, Deutsche Bank Trust Company Americas, as administrative agent and as collateral agent, Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC, as joint lead arrangers and joint bookrunning managers; JPMorgan Chase Bank, N.A., as syndication agent, and various lenders party thereto (includes the form of pledge and security agreement) (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date May 2, 2011).
10.6
Unconditional Guaranty, dated as of May 2, 2011, by and between the Company and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date May 2, 2011).
10.7
Unconditional Guaranty, dated as of May 2, 2011, by and among the Guarantors and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date May 2, 2011).
31.1	Section 302 Certification of Arthur Coppola, Chief Executive Officer
31.2	Section 302 Certification of Thomas O'Hern, Chief Financial Officer
32.1	Section 906 Certifications of Arthur Coppola and Thomas O'Hern
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

Date: August 5, 2011