Form 10-Q
period 2011-09-30
MACERICH CO
filed 2011-11-04
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

YES ☐        NO ☒

        Number of shares outstanding as of November 3, 2011 of the registrant's common stock, par value $0.01 per share: 131,941,163 shares

THE MACERICH COMPANY

FORM 10-Q

INDEX

THE MACERICH COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS:
Property, net	$5,827,308	$5,674,127
Cash and cash equivalents	139,420	445,645
Restricted cash	77,680	71,434
Marketable securities	25,360	25,935
Tenant and other receivables, net	94,884	95,083
Deferred charges and other assets, net	355,012	316,969
Loans to unconsolidated joint ventures	3,961	3,095
Due from affiliates	4,360	6,599
Investments in unconsolidated joint ventures	1,101,119	1,006,123

Total assets	$7,629,104	$7,645,010

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY:
Mortgage notes payable:
Related parties	$275,583	$302,344
Others	2,896,534	2,957,131

Total	3,172,117	3,259,475
Bank and other notes payable	889,874	632,595
Accounts payable and accrued expenses	87,243	70,585
Other accrued liabilities	287,770	257,678
Distributions in excess of investments in unconsolidated joint ventures	78,698	65,045
Co-venture obligation	126,862	160,270

Total liabilities	4,642,564	4,445,648

Redeemable noncontrolling interests	—	11,366

Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 132,111,519 and 130,452,032 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	1,321	1,304
Additional paid-in capital	3,484,207	3,456,569
Accumulated deficit	(768,816)	(564,357)
Accumulated other comprehensive income (loss)	3,019	(3,237)

Total stockholders' equity	2,719,731	2,890,279
Noncontrolling interests	266,809	297,717

Total equity	2,986,540	3,187,996

Total liabilities, redeemable noncontrolling interests and equity	$7,629,104	$7,645,010

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months September 30,		For the Nine Months September 30,
	2011	2010	2011	2010
Revenues:
Minimum rents	$113,889	$105,550	$333,168	$309,022
Percentage rents	4,137	3,862	10,235	9,957
Tenant recoveries	66,784	61,808	189,197	179,791
Management Companies	9,759	10,529	28,460	32,867
Other	8,114	7,722	22,614	20,515

Total revenues	202,683	189,471	583,674	552,152

Expenses:
Shopping center and operating expenses	68,255	63,959	194,666	180,734
Management Companies' operating expenses	20,251	22,042	67,030	68,696
REIT general and administrative expenses	4,490	4,546	15,876	15,704
Depreciation and amortization	67,996	62,185	197,531	180,234

	160,992	152,732	475,103	445,368

Interest expense:
Related parties	4,081	3,451	12,656	9,656
Other	45,072	48,211	137,526	149,655

	49,153	51,662	150,182	159,311
Loss (gain) on early extinguishment of debt	6	(2,096)	9,139	(1,608)

Total expenses	210,151	202,298	634,424	603,071
Equity in income of unconsolidated joint ventures	20,039	19,687	75,521	51,908
Co-venture expense	(1,281)	(269)	(3,779)	(3,646)
Income tax benefit	1,566	2,662	5,811	5,252
Gain (loss) on remeasurement, sale or write down of assets, net	1,041	(8)	(31,601)	574

Income (loss) from continuing operations	13,897	9,245	(4,798)	3,169

Discontinued operations:
Gain (loss) on sale or write down of assets, net	348	48	(1,913)	(23)
Income (loss) from discontinued operations	11	175	146	(484)

Income (loss) from discontinued operations	359	223	(1,767)	(507)

Net income (loss)	14,256	9,468	(6,565)	2,662
Less net income (loss) attributable to noncontrolling interests	1,315	1,039	(324)	1,030

Net income (loss) attributable to the Company	$12,941	$8,429	$(6,241)	$1,632

Earnings per common share attributable to Company—basic:
Income (loss) from continuing operations	$0.10	$0.06	$(0.05)	$—
Discontinued operations	—	—	(0.01)	—

Net income (loss) available to common stockholders	$0.10	$0.06	$(0.06)	$—

Earnings per common share attributable to Company—diluted:
Income (loss) from continuing operations	$0.10	$0.06	$(0.05)	$—
Discontinued operations	—	—	(0.01)	—

Net income (loss) available to common stockholders	$0.10	$0.06	$(0.06)	$—

Weighted average number of common shares outstanding:
Basic	132,096,000	130,213,000	131,459,000	116,992,000

Diluted	132,096,000	130,213,000	131,459,000	116,992,000

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENT OF EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS

(Dollars in thousands, except per share data)

(Unaudited)

	Stockholders' Equity
	Common Stock
					Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit		Total Stockholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance January 1, 2011	130,452,032	$1,304	$3,456,569	$(564,357)	$(3,237)	$2,890,279	$297,717	$3,187,996	$11,366

Comprehensive income:
Net loss	—	—	—	(6,241)	—	(6,241)	(489)	(6,730)	165
Interest rate swap/cap agreements	—	—	—	—	6,256	6,256	—	6,256	—

Total comprehensive income	—	—	—	(6,241)	6,256	15	(489)	(474)	165
Amortization of share and unit-based plans	591,066	6	15,043	—	—	15,049	—	15,049	—
Exercise of stock options	2,000	—	49	—	—	49	—	49	—
Employee stock purchases	7,405	—	320		—	320	—	320	—
Distributions paid ($1.50) per share	—	—	—	(198,218)	—	(198,218)	—	(198,218)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(19,216)	(19,216)	(165)
Contributions from noncontrolling interests	—	—	—	—	—	—	81	81	—
Other	—	—	985	—	—	985	—	985	—
Conversion of noncontrolling interests to common shares	1,059,016	11	20,981	—	—	20,992	(20,992)	—	—
Redemption of noncontrolling interests	—	—	(20)	—	—	(20)	(12)	(32)	(11,366)
Adjustment of noncontrolling interest in Operating Partnership	—	—	(9,720)	—	—	(9,720)	9,720	—	—

Balance September 30, 2011	132,111,519	$1,321	$3,484,207	$(768,816)	$3,019	$2,719,731	$266,809	$2,986,540	$—

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(6,565)	$2,662
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss (gain) on early extinguishment of debt	139	(1,608)
Loss (gain) on remeasurement, sale or write down of assets, net	31,601	(574)
Loss on sale or write down of assets, net from discontinued operations	1,913	23
Depreciation and amortization	208,832	191,718
Amortization of net discount on mortgages, bank and other notes payable	6,993	1,503
Amortization of share and unit-based plans	9,428	11,204
Provision for doubtful accounts	2,375	3,427
Income tax benefit	(5,811)	(5,252)
Equity in income of unconsolidated joint ventures	(75,521)	(51,908)
Co-venture expense	3,779	3,646
Distributions of income from unconsolidated joint ventures	10,973	11,068
Changes in assets and liabilities, net of acquisitions and dispositions:
Tenant and other receivables	(1,360)	19,461
Other assets	(2,658)	(37,289)
Due from affiliates	2,239	1,360
Accounts payable and accrued expenses	13,307	(6,794)
Other accrued liabilities	(19,179)	(15,822)

Net cash provided by operating activities	180,485	126,825

Cash flows from investing activities:
Acquisitions of property, development, redevelopment and property improvements	(207,171)	(129,643)
Proceeds from note receivable	—	11,763
Maturities of marketable securities	772	654
Deferred leasing costs	(26,635)	(22,876)
Distributions from unconsolidated joint ventures	193,849	84,796
Contributions to unconsolidated joint ventures	(149,841)	(14,008)
Loans to unconsolidated joint ventures, net	(866)	(4,656)
Proceeds from sale of assets	6,255	—
Restricted cash	(879)	(38,483)

Net cash used in investing activities	(184,516)	(112,453)

Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	432,000	612,227
Payments on mortgages, bank and other notes payable	(450,775)	(1,237,260)
Repurchase of convertible senior notes	—	(18,191)
Deferred financing costs	(17,604)	(7,596)
Proceeds from share and unit-based plans	369	376
Net proceeds from stock offering	—	1,220,880
Redemption of stock warrants	—	(17,639)
Redemption of noncontrolling interests	(11,398)	(9,592)
Dividends and distributions	(217,599)	(153,927)
Distributions to co-venture partner	(37,187)	(10,479)

Net cash (used in) provided by financing activities	(302,194)	378,799

Net (decrease) increase in cash and cash equivalents	(306,225)	393,171
Cash and cash equivalents, beginning of period	445,645	93,255

Cash and cash equivalents, end of period	$139,420	$486,426

Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$128,105	$153,739

Non-cash transactions:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$14,828	$42,651

Acquisition of properties by assumption of mortgage note payable and other accrued liabilities	$192,566	$—

Disposition of property in exchange for investments in unconsolidated joint ventures	$56,952	$—

Stock dividend	$—	$43,086

Conversion of Operating Partnership units to common stock	$20,992	$4,331

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

        The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of September 30, 2011, the Company was the sole general partner of and held a 92% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").

        The property management, leasing and redevelopment of the Company's portfolio is provided by the Company's management companies, Macerich Property Management Company, LLC, a single member Delaware limited liability company, Macerich Management Company, a California corporation, Macerich Arizona Partners LLC, a single member Arizona limited liability company, Macerich Arizona Management LLC, a single member Delaware limited liability company, Macerich Partners of Colorado LLC, a Colorado limited liability company, MACW Mall Management, Inc., a New York corporation, and MACW Property Management, LLC, a single member New York limited liability company. All seven of the management companies are collectively referred to herein as the "Management Companies."

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

        The Company had identified Shoppingtown Mall, L.P. ("Shoppingtown Mall") and Camelback Shopping Center Limited Partnership as variable interest entities that met the criteria for consolidation. On September 14, 2011, the Company redeemed the outside ownership interests in Shoppingtown Mall

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

2. Summary of Significant Accounting Policies: (Continued)

for a cash payment of $11,366 (See Note 13—Noncontrolling Interests). As a result of the redemption, the property is wholly-owned by the Company. The net assets and results of operations of Camelback Shopping Center Limited Partnership included in the accompanying consolidated financial statements are insignificant to the net assets and results of operations of the Company.

        All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

        The unaudited interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Current Report on Form 8-K filed on September 9, 2011. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for the interim periods have been made. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying consolidated balance sheet as of December 31, 2010 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

3. Earnings per Share ("EPS"):

        The following table reconciles the numerator and denominator used in the computation of earnings per share for the three and nine months ended September 30, 2011, and 2010 (shares in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator
Income (loss) from continuing operations	$13,897	$9,245	$(4,798)	$3,169
Income (loss) from discontinued operations	359	223	(1,767)	(507)
(Income) loss attributable to noncontrolling interests	(1,315)	(1,039)	324	(1,030)

Net income (loss) attributable to the Company	12,941	8,429	(6,241)	1,632
Allocation of earnings to participating securities	(288)	(551)	(1,119)	(2,073)

Numerator for basic and diluted earnings per share—net income (loss) available to common stockholders	$12,653	$7,878	$(7,360)	$(441)

Denominator
Denominator for basic and diluted earnings per share—weighted average number of common shares outstanding(1)	132,096	130,213	131,459	116,992

Earnings per common share—basic:
Income (loss) from continuing operations	$0.10	$0.06	$(0.05)	$—
Discontinued operations	—	—	(0.01)	—

Net income (loss) available to common stockholders	$0.10	$0.06	$(0.06)	$—

Earnings per common share—diluted:
Income (loss) from continuing operations	$0.10	$0.06	$(0.05)	$—
Discontinued operations	—	—	(0.01)	—

Net income (loss) available to common stockholders	$0.10	$0.06	$(0.06)	$—

(1)
The Senior Notes (See Note 11—Bank and Other Notes Payable) are excluded from diluted EPS for the three and nine months ended September 30, 2011 and 2010, as their effect was antidilutive.

Diluted EPS excludes 208,640 convertible non-participating preferred units for the three and nine months ended September 30, 2011 and 2010, as their impact was antidilutive.

Diluted EPS excludes 1,191,854 and 1,218,880 of unexercised stock appreciation rights ("SARs") for the three and nine months ended September 30, 2011, and 1,150,172 of unexercised SARs for the three and nine months ended September 30, 2010, as their effect was antidilutive.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

3. Earnings per Share ("EPS"): (Continued)

  Diluted EPS excludes 94,897 and 119,705 of unexercised stock options for the three and nine months ended September 30, 2011, respectively, and 127,500 of unexercised stock options for the three and nine months ended September 30, 2010, as their effect was antidilutive.

  Diluted EPS excludes 935,358 of unexercised stock warrants for the three and nine months ended September 30, 2011 and 2010, as their effect was antidilutive.

  Diluted EPS excludes 11,055,013 and 11,807,680 of Operating Partnership units ("OP Units") for the three months ended September 30, 2011 and 2010, respectively, and 11,465,479 and 12,006,574 of OP Units for the nine months ended September 30, 2011 and 2010, respectively, as their effect was antidilutive.

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

        On February 28, 2011, the Company in a 50/50 joint venture acquired The Shops at Atlas Park, a 400,000 square foot community center in Queens, New York for a total purchase price of $53,750. The Company's share of the purchase price was $26,875. The results of The Shops at Atlas Park are included below for the period subsequent to the acquisition.

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

        On April 1, 2011, the Company's joint venture in SDG Macerich Properties, L.P. conveyed Granite Run Mall to the mortgage note lender with a deed-in-lieu of foreclosure. The mortgage note was non-recourse. The Company's pro rata share of gain on the early extinguishment of debt was $7,792.

        On June 3, 2011, the Company entered into a transaction with General Growth Properties, Inc., whereby the Company acquired an additional 33.3% ownership interest in Arrowhead Towne Center, a 1,196,941 square foot regional shopping center in Glendale, Arizona; an additional 33.3% ownership interest in Superstition Springs Center, a 1,204,803 square foot regional shopping center in Mesa,

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Arizona; and an additional 50% ownership interest in the land under Superstition Springs Center ("Superstition Springs Land") in exchange for six anchor locations, including five former Mervyn's stores (See Note 16—Discontinued Operations), and a cash payment of $75,000. As a result of this transaction, the Company now owns a 66.7% ownership interest in Arrowhead Towne Center, a 66.7% ownership interest in Superstition Springs Center and a 100% ownership interest in Superstition Springs Land. Although the Company had a 66.7% ownership interest in Arrowhead Towne Center and Superstition Springs Center upon completion of the transaction, the Company does not have a controlling financial interest in these joint ventures due to the substantive participation rights of the outside partner and, therefore, continues to account for its investments in these joint ventures under the equity method of accounting. Accordingly, no remeasurement gain was recorded on the increase in ownership. The Company has consolidated its investment in Superstition Springs Land since the date of acquisition (See Note 15—Acquisitions) and has recorded a remeasurement gain of $1,734 (See Note 6—Property) as a result of the increase in ownership. This transaction is referred to herein as the "GGP Exchange".

        Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures and Other Related Information:

	September 30, 2011	December 31, 2010
Assets(1):
Properties, net	$5,022,600	$5,047,022
Other assets	479,572	470,922

Total assets	$5,502,172	$5,517,944

Liabilities and partners' capital(1):
Mortgage notes payable(2)	$4,579,337	$4,617,127
Other liabilities	203,656	211,942
Company's capital	323,130	349,175
Outside partners' capital	396,049	339,700

Total liabilities and partners' capital	$5,502,172	$5,517,944

Investments in unconsolidated joint ventures:
Company's capital	$323,130	$349,175
Basis adjustment(3)	699,291	591,903

Investments in unconsolidated joint ventures	$1,022,421	$941,078

Assets—Investments in unconsolidated joint ventures	$1,101,119	$1,006,123
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(78,698)	(65,045)

	$1,022,421	$941,078

(1)
These amounts include the assets and liabilities of the following significant subsidiaries as of September 30, 2011 and December 31, 2010:

	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Tysons Corner LLC
As of September 30, 2011:
Total Assets	$710,962	$1,075,118	$337,361
Total Liabilities	$695,902	$1,017,205	$326,559
As of December 31, 2010:
Total Assets	$817,995	$1,101,186	$330,117
Total Liabilities	$815,884	$1,019,513	$324,527
(2)
Certain mortgage notes payable could become recourse debt to the Company should the joint venture be unable to discharge the obligations of the related debt. As of September 30, 2011 and

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

  December 31, 2010, a total of $368,629 and $348,658, respectively, could become recourse debt to the Company. As of September 30, 2011 and December 31, 2010, the Company has indemnity agreements from joint venture partners for $176,749 and $162,451, respectively, of the guaranteed amount.

  Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life ("NML") of $666,299 and $573,239 as of September 30, 2011 and December 31, 2010, respectively. NML is considered a related party because it is a joint venture partner with the Company in Macerich Northwestern Associates—Broadway Plaza. Interest expense incurred on these borrowings amounted to $11,166 and $10,208 for the three months ended September 30, 2011 and 2010, respectively, and $31,263 and $30,637 for the nine months ended September 30, 2011 and 2010, respectively.

(3)
The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was $2,923 and $1,662 for the three months ended September 30, 2011 and 2010, respectively, and $7,042 and $4,942 for the nine months ended September 30, 2011 and 2010, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Tysons Corner LLC	Other Joint Ventures	Total
Three Months Ended September 30, 2011
Revenues:
Minimum rents	$20,807	$31,841	$15,618	$90,284	$158,550
Percentage rents	969	1,190	318	4,992	7,469
Tenant recoveries	10,370	13,867	10,270	41,967	76,474
Other	748	1,267	595	10,183	12,793

Total revenues	32,894	48,165	26,801	147,426	255,286

Expenses:
Shopping center and operating expenses	11,959	14,477	8,290	55,968	90,694
Interest expense	9,974	13,402	3,073	38,378	64,827
Depreciation and amortization	6,770	10,403	5,068	34,070	56,311

Total operating expenses	28,703	38,282	16,431	128,416	211,832

Gain (loss) on sale/remeasurement of assets	40	—	—	(134)	(94)
Gain on early extinguishment of debt	77	—	—	—	77

Net income	$4,308	$9,883	$10,370	$18,876	$43,437

Company's equity in net income	$2,155	$5,025	$4,011	$8,848	$20,039

Three Months Ended September 30, 2010
Revenues:
Minimum rents	$22,128	$32,245	$15,936	$87,865	$158,174
Percentage rents	888	987	375	4,444	6,694
Tenant recoveries	12,025	13,008	9,791	47,274	82,098
Other	759	2,436	742	8,301	12,238

Total revenues	35,800	48,676	26,844	147,884	259,204

Expenses:
Shopping center and operating expenses	12,784	14,494	7,999	58,511	93,788
Interest expense	11,722	13,148	4,055	38,878	67,803
Depreciation and amortization	7,705	10,012	4,671	30,103	52,491

Total operating expenses	32,211	37,654	16,725	127,492	214,082

Gain on sale of assets	3	468	—	985	1,456

Net income	$3,592	$11,490	$10,119	$21,377	$46,578

Company's equity in net income	$1,796	$5,954	$2,405	$9,532	$19,687

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

	SDG Macerich Properties, L.P.	Pacific Premier Retail Trust	Tysons Corner LLC	Other Joint Ventures	Total
Nine Months Ended September 30, 2011
Revenues:
Minimum rents	$62,982	$97,185	$45,947	$263,174	$469,288
Percentage rents	2,470	3,292	1,186	9,470	16,418
Tenant recoveries	33,054	41,134	30,748	124,255	229,191
Other	2,213	3,323	2,025	27,574	35,135

Total revenues	100,719	144,934	79,906	424,473	750,032

Expenses:
Shopping center and operating expenses	38,182	43,683	24,972	161,716	268,553
Interest expense	31,317	36,826	10,891	114,813	193,847
Depreciation and amortization	20,969	30,884	14,974	95,564	162,391

Total operating expenses	90,468	111,393	50,837	372,093	624,791

Gain on sale/remeasurement of assets	40	—	—	24,411	24,451
Gain on early extinguishment of debt	15,583	—	—	—	15,583

Net income	$25,874	$33,541	$29,069	$76,791	$165,275

Company's equity in net income	$12,937	$17,058	$11,209	$34,317	$75,521

Nine Months Ended September 30, 2010
Revenues:
Minimum rents	$66,283	$95,841	$45,010	$263,491	$470,625
Percentage rents	2,084	2,950	759	8,837	14,630
Tenant recoveries	33,647	37,420	28,765	135,761	235,593
Other	2,409	4,967	2,007	21,478	30,861

Total revenues	104,423	141,178	76,541	429,567	751,709

Expenses:
Shopping center and operating expenses	37,817	41,571	23,890	167,318	270,596
Interest expense	34,807	39,222	12,204	116,391	202,624
Depreciation and amortization	23,107	28,947	13,922	92,119	158,095

Total operating expenses	95,731	109,740	50,016	375,828	631,315

Gain on sale of assets	6	468	—	357	831
Loss on early extinguishment of debt	—	(1,352)	—	—	(1,352)

Net income	$8,698	$30,554	$26,525	$54,096	$119,873

Company's equity in net income	$4,349	$15,691	$10,225	$21,643	$51,908

        Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

5. Derivative Instruments and Hedging Activities:

        The Company recorded other comprehensive income related to the marking-to-market of interest rate agreements of $68 and $4,056 for the three months ended September 30, 2011 and 2010, respectively, and $6,256 and $17,244 for the nine months ended September 30, 2011 and 2010, respectively.

        The following derivatives were outstanding at September 30, 2011:

Property/Entity(1)	Notional Amount	Product	Rate	Maturity	Fair Value
La Cumbre Plaza	$30,000	Cap	3.00%	12/9/2011	$—
Westside Pavilion	175,000	Cap	5.50%	6/5/2012	—

(1)
See additional disclosure in Note 10—Mortgage Notes Payable.

	Asset Derivatives			Liability Derivatives
		September 30, 2011	December 31, 2010		September 30, 2011	December 31, 2010
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Interest rate cap agreements	Other assets	$—	$—	Other liabilities	$—	$—
Interest rate swap agreements	Other assets	—	—	Other liabilities	—	6,061

Total derivatives designated as hedging instruments		—	—		—	6,061

Derivatives not designated as hedging instruments
Interest rate cap agreements	Other assets	—	—	Other liabilities	—	—
Interest rate swap agreements	Other assets	—	—	Other liabilities	—	—

Total derivatives not designated as hedging instruments		—	—		—	—

Total derivatives		$—	$—		$—	$6,061

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

6. Property:

        Property consists of the following:

	September 30, 2011	December 31, 2010
Land	$1,189,371	$1,158,139
Building improvements	5,181,458	4,934,391
Tenant improvements	438,593	398,556
Equipment and furnishings	121,337	124,530
Construction in progress	273,000	292,891

	7,203,759	6,908,507
Less accumulated depreciation	(1,376,451)	(1,234,380)

	$5,827,308	$5,674,127

        Depreciation expense was $56,283 and $52,073 for the three months ended September 30, 2011 and 2010, respectively, and $165,193 and $151,102 for the nine months ended September 30, 2011 and 2010, respectively.

        The Company recognized a gain (loss) on the sale or write-down of assets of $1,011 and $(8) for the three months ended September 30, 2011 and 2010, respectively, and $526 and $574 for the nine months ended September 30, 2011 and 2010, respectively.

        During the nine months ended September 30, 2011, the Company recorded an impairment charge of $35,729 related to Shoppingtown Mall. As a result of the maturity default on the mortgage note payable (See Note 10—Mortgage Notes Payable), the Company reduced the holding period of the underlying property and wrote down the long-lived assets to its estimated fair value of $38,968. The Company has classified the estimated fair value as a Level 3 measurement due to the highly subjective nature of computation, which involve estimates of holding period, market conditions, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital improvements.

        In addition, during the nine months ended September 30, 2011, the Company recognized a gain of $1,734 on the purchase of Superstition Springs Land (See Note 15—Acquisitions) in connection with the GGP Exchange (See Note 4—Investments in Unconsolidated Joint Ventures) and a gain of $1,868 on the purchase of a 50% interest in Desert Sky Mall (See Note 15—Acquisitions).

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

7. Marketable Securities:

        Marketable securities consist of the following:

	September 30, 2011	December 31, 2010
Government debt securities, at par value	$25,737	$26,509
Less discount	(377)	(574)

	25,360	25,935
Unrealized gain	2,076	2,612

Fair value	$27,436	$28,547

        Future contractual maturities of marketable securities are as follows:

1 year or less	$1,378
2 to 5 years	24,359

$25,737

        The proceeds from maturities and interest receipts from the marketable securities are restricted to the service of the Greeley Note (See Note 11—Bank and Other Notes Payable).

8. Tenant and Other Receivables, net:

        Included in tenant and other receivables, net, is an allowance for doubtful accounts of $3,980 and $5,411 at September 30, 2011 and December 31, 2010, respectively. Also included in tenant and other receivables, net, are accrued percentage rents of $1,707 and $5,827 at September 30, 2011 and December 31, 2010, respectively.

        Included in tenant and other receivables, net, are the following notes receivable:

        On March 31, 2006, the Company received a note receivable that is secured by a deed of trust, bears interest at 5.5% and matures on March 31, 2031. At September 30, 2011 and December 31, 2010, the note had a balance of $8,806 and $8,992, respectively.

        On August 18, 2009, the Company received a note receivable from J&R Holdings XV, LLC ("Pederson") that bears interest at 11.55% and matures on December 31, 2013. Pederson is considered a related party because it has an ownership interest in Promenade at Casa Grande. The note is secured by Pederson's interest in Promenade at Casa Grande. The balance on the note at September 30, 2011 and December 31, 2010 was $3,445. Interest income on the note was $104 and $28 for the three months ended September 30, 2011 and 2010, respectively, and $310 and $111 for the nine months ended September 30, 2011 and 2010, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

9. Deferred Charges and Other Assets, net:

        Deferred charges and other assets, net, consist of the following:

	September 30, 2011	December 31, 2010
Leasing	$217,807	$189,853
Financing	41,807	57,564
Intangible assets:
In-place lease values	100,032	99,328
Leasing commissions and legal costs	30,833	29,088
Other assets	158,393	152,167

	548,872	528,000
Less accumulated amortization(1)	(193,860)	(211,031)

	$355,012	$316,969

(1)
Accumulated amortization includes $97,711 and $60,859 relating to intangible assets at September 30, 2011 and December 31, 2010, respectively. Amortization expense for intangible assets was $4,171 and $3,778 for the three months ended September 30, 2011 and 2010, respectively, and $11,154 and $11,557 for the nine months ended September 30, 2011 and 2010, respectively.

        The allocated values of above-market leases included in deferred charges and other assets, net, and below-market leases included in other accrued liabilities, consist of the following:

	September 30, 2011	December 31, 2010
Above-Market Leases
Original allocated value	$64,894	$50,615
Less accumulated amortization	(38,419)	(36,935)

	$26,475	$13,680

Below-Market Leases
Original allocated value	$140,872	$121,813
Less accumulated amortization	(89,430)	(83,780)

	$51,442	$38,033

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

10. Mortgage Notes Payable:

        Mortgage notes payable at September 30, 2011 and December 31, 2010 consist of the following:

	Carrying Amount of Mortgage Notes(1)
	September 30, 2011		December 31, 2010
Property Pledged as Collateral	Related Party	Other	Related Party	Other	Interest Rate(2)	Monthly Payment Term(3)	Maturity Date
Capitola Mall(4)	$—	$—	$33,459	$—	—	$—	—
Chandler Fashion Center(5)	—	156,476	—	159,360	5.50%	1,043	2012
Chesterfield Towne Center(6)	—	—	—	50,462	—	—	—
Danbury Fair Mall	117,974	117,974	109,657	109,657	5.53%	1,351	2020
Deptford Mall	—	172,500	—	172,500	5.41%	778	2013
Deptford Mall	—	15,087	—	15,248	6.46%	101	2016
Fashion Outlets of Niagara Falls(7)	—	129,631	—	—	4.89%	596	2020
Fiesta Mall	—	84,000	—	84,000	4.98%	348	2015
Flagstaff Mall	—	37,000	—	37,000	5.03%	155	2015
Freehold Raceway Mall(5)	—	232,900	—	232,900	4.20%	805	2018
Fresno Fashion Fair	82,005	82,004	82,791	82,792	6.76%	1,104	2015
Great Northern Mall	—	37,466	—	38,077	5.19%	234	2013
Hilton Village(8)	—	—	—	8,581	—	—	—
La Cumbre Plaza(9)	—	19,765	—	23,113	2.41%	18	2011
Northgate, The Mall at(10)	—	38,115	—	38,115	7.00%	191	2013
Oaks, The(11)	—	257,264	—	257,264	2.25%	482	2012
Pacific View(12)	—	—	—	84,096	—	—	—
Paradise Valley Mall(13)	—	84,750	—	85,000	6.30%	445	2012
Prescott Gateway	—	60,000	—	60,000	5.86%	293	2011
Promenade at Casa Grande(14)	—	77,660	—	79,104	5.21%	291	2013
Rimrock Mall(15)	—	—	—	40,650	—	—	—
Salisbury, Center at	—	115,000	—	115,000	5.83%	559	2016
SanTan Village Regional Center(16)		138,087	—	138,087	2.75%	316	2012
Shoppingtown Mall(17)	—	38,968	—	39,675	8.00%	319	2011
South Plains Mall	—	103,113	—	104,132	6.54%	648	2015
South Towne Center	—	86,833	—	87,726	6.39%	554	2015
Towne Mall	—	12,941	—	13,348	4.99%	100	2012
Tucson La Encantada	75,604	—	76,437	—	5.84%	448	2012
Twenty Ninth Street(18)	—	107,000	—	106,244	3.07%	274	2016
Valley River Center	—	120,000	—	120,000	5.59%	559	2016
Valley View Center(19)	—	125,000	—	125,000	5.72%	596	2011
Victor Valley, Mall of(20)	—	97,000	—	100,000	2.19%	177	2012
Vintage Faire Mall(21)	—	135,000	—	135,000	3.54%	398	2015
Westside Pavilion(22)	—	175,000	—	175,000	2.48%	362	2012
Wilton Mall(23)	—	40,000	—	40,000	1.23%	41	2013

	$275,583	$2,896,534	$302,344	$2,957,131

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

10. Mortgage Notes Payable: (Continued)

  Debt premiums (discounts) consist of the following:

Property Pledged as Collateral	September 30, 2011	December 31, 2010
Deptford Mall	$(26)	$(30)
Fashion Outlets of Niagara Falls	8,430	—
Great Northern Mall	(62)	(82)
Hilton Village	—	(19)
Shoppingtown Mall	—	482
Towne Mall	112	183

	$8,454	$534

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

(7)
On July 22, 2011, the Company purchased the Fashion Outlets of Niagara (See Note 15—Acquisitions). In connection with the acquisition, the Company assumed a mortgage note payable with a fair value of $130,005 that bears interest at an effective rate of 4.89% and matures on October 6, 2020.

(8)
On September 30, 2011, the loan was paid off in full.

(9)
The loan bears interest at LIBOR plus 0.88% and matures on December 9, 2011 with an extension option, subject to certain conditions, to extend to June 9, 2012. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 3.0% over the loan term. See Note 5—Derivative Instruments and Hedging Activities. The total interest rate was 2.41% and 2.44% at September 30, 2011 and December 31, 2010, respectively.

(10)
The loan bears interest at LIBOR plus 4.50% with a total interest rate floor of 6.0% and matures on January 1, 2013, with two one-year extension options. The loan also includes options for additional borrowings of up to $20,000 depending on certain conditions. The total interest rate was 7.00% at September 30, 2011 and December 31, 2010.

(11)
The loan bears interest at LIBOR plus 1.75% and matures on July 10, 2012 with an additional one-year extension option. At September 30, 2011 and December 31, 2010, the total interest rate was 2.25% and 2.50%, respectively.

(12)
On June 1, 2011, the loan was paid off in full.

(13)
The loan bears interest at LIBOR plus 4.0% with a total interest rate floor of 5.50% and matures on August 31, 2012 with two one-year extension options. At September 30, 2011 and December 31, 2010, the total interest rate was 6.30%.

(14)
The loan bears interest at LIBOR plus 4.0% with a LIBOR rate floor of 0.50% and matures on December 30, 2013. At September 30, 2011 and December 31, 2010, the total interest rate was 5.21%.

(15)
On July 1, 2011, the loan was paid off in full.

(16)
The loan bears interest at LIBOR plus 2.10% and matures on June 13, 2012, with a one-year extension option. At September 30, 2011 and December 31, 2010, the total interest rate was 2.75% and 2.94%, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

10. Mortgage Notes Payable: (Continued)

(17)
As of May 11, 2011, the note was in maturity default. The property is under the control of the loan servicer and likely will be transferred to a receiver in the near future. The loan is non-recourse to the Company. The Company recognized an impairment charge of $35,729 during the nine months ended September 30, 2011 to write down the carrying value of the underlying asset to its estimated fair value. See Note 6—Property.

(18)
On January 18, 2011, the Company replaced the existing loan on the property with a new $107,000 loan that bears interest at LIBOR plus 2.63% and matures on January 18, 2016. At September 30, 2011, the total interest rate was 3.07%.

(19)
On July 15, 2010, a court appointed receiver ("Receiver") assumed operational control of Valley View Center and responsibility for managing all aspects of the property. The Company anticipates the disposition of the asset, which is under the control of the Receiver, will be executed through foreclosure, deed-in-lieu of foreclosure, or by some other means, and is expected to be completed within the next twelve months. Although the Company is no longer funding any cash shortfall, it will continue to record the operations of Valley View Center until the title for the Center is transferred and its obligation for the loan is discharged. Once title to the Center is transferred, the Company will remove the net assets and liabilities from the Company's consolidated balance sheets. The mortgage note payable on Valley View Center is non-recourse to the Company.

(20)
The loan bears interest at LIBOR plus 1.60% and was due to mature on May 6, 2011, with two one-year extension options. On May 6, 2011, the Company exercised an option to extend the maturity to May 6, 2012. At September 30, 2011 and December 31, 2010, the total interest rate on the loan was 2.19% and 6.94%, respectively.

(21)
The loan bears interest at LIBOR plus 3.0% and matures on April 27, 2015. At September 30, 2011 and December 31, 2010, the total interest rate was 3.54% and 8.37%, respectively.

(22)
The loan bears interest at LIBOR plus 2.00% and was set to mature on June 5, 2011. The Company has exercised an option to extend the loan to June 5, 2012 and has an additional one-year extension option. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 5.50% over the loan term. See Note 5—Derivative Instruments and Hedging Activities. At September 30, 2011 and December 31, 2010, the total interest rate on the loan was 2.48% and 7.81%, respectively.

(23)
The loan bears interest at LIBOR plus 0.675% and matures on August 1, 2013. As additional collateral for the loan, the Company is required to maintain a deposit of $40,000 with the lender. The interest on the deposit is not restricted. At September 30, 2011 and December 31, 2010, the total interest rate on the loan was 1.23% and 1.26%, respectively.

        Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

        The Company expects all loan maturities during the next twelve months, except Valley View Center and Shoppingtown Mall, will be refinanced, restructured, extended and/or paid-off from the Company's line of credit or with cash on hand.

        Total interest expense capitalized was $2,979 and $6,618 during the three months ended September 30, 2011 and 2010, respectively, and $9,598 and $23,127 for the nine months ended September 30, 2011 and 2010, respectively.

        Related party mortgage notes payable are amounts due to affiliates of NML. See Note 18—Related-Party Transactions for interest expense associated with loans from NML.

        The fair value of mortgage notes payable at September 30, 2011 and December 31, 2010 was $3,353,874 and $3,438,674, respectively, based on current interest rates for comparable loans. The method for computing fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

11. Bank and Other Notes Payable:

        Bank and other notes payable consist of the following:

Convertible Senior Notes ("Senior Notes"):

        On March 16, 2007, the Company issued $950,000 in Senior Notes that are to mature on March 15, 2012. The Senior Notes bear interest at 3.25%, payable semiannually, are senior to the unsecured debt of the Company and are guaranteed by the Operating Partnership. Prior to December 14, 2011, upon the occurrence of certain specified events, the Senior Notes will be convertible at the option of the holder into cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the election of the Company, at an initial conversion rate of 8.9702 shares per $1 principal amount. On and after December 15, 2011, the Senior Notes will be convertible at any time prior to the second business day preceding the maturity date at the option of the holder at the initial conversion rate. The initial conversion price of approximately $111.48 per share represented a 20% premium over the closing price of the Company's common stock on March 12, 2007. In addition, the Senior Notes are covered by two capped calls that effectively increased the conversion price of the Senior Notes to approximately $130.06, which represents a 40% premium to the March 12, 2007 closing price of $92.90 per common share of the Company. The initial conversion rate is subject to adjustment under certain circumstances. Holders of the Senior Notes do not have the right to require the Company to repurchase the Senior Notes prior to maturity except in connection with the occurrence of certain fundamental change transactions.

        During the nine months ended September 30, 2010, the Company repurchased and retired $18,468 of the Senior Notes for $18,191 and recorded a loss on early extinguishment of debt of $489. The repurchase was funded by cash proceeds from the Company's April 2010 common stock offering.

        The carrying value of the Senior Notes at September 30, 2011 and December 31, 2010 was $614,826 and $606,971, respectively, which included an unamortized discount of $4,806 and $12,661, respectively. The unamortized discount is amortized into interest expense over the term of the Senior Notes in a manner that approximates the effective interest method. As of September 30, 2011 and December 31, 2010, the effective interest rate was 5.41%. The fair value of the Senior Notes at September 30, 2011 and December 31, 2010 was $619,632 based on the quoted market price on each date.

        On October 3, 2011, the Company repurchased and retired $60,000 of the Senior Notes at par value. On October 20, 2011, the Company repurchased and retired an additional $120,341 of the Senior Notes at par value. The repurchases were funded by borrowings under the Company's line of credit.

Line of Credit:

        The Company had a $1,500,000 revolving line of credit that bore interest at LIBOR plus a spread of 0.75% to 1.10% that matured on April 25, 2011. On May 2, 2011, the Company obtained a new $1,500,000 revolving line of credit that bears interest at LIBOR plus a spread of 1.75% to 3.0% depending on the Company's overall leverage and matures on May 2, 2015 with a one-year extension option. Based on the Company's current leverage levels, the borrowing rate on the new facility is LIBOR plus 2.0%. The line of credit can be expanded, depending on certain conditions, up to a total

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

11. Bank and Other Notes Payable: (Continued)

facility of $2,000,000. As of September 30, 2011, borrowings under the line of credit were $250,000 at an average interest rate of 2.81%. The fair value of the line of credit at September 30, 2011 was $251,066 based on a present value model using a credit interest rate spread offered to the Company for comparable debt.

Greeley Note:

        On July 27, 2006, concurrent with the sale of Greeley Mall, the Company provided marketable securities to replace Greeley Mall as collateral for the mortgage note payable on the property (See Note 7—Marketable Securities). As a result of this transaction, the mortgage note payable was reclassified to bank and other notes payable. This note bears interest at an effective rate of 6.34% and matures in September 2013. At September 30, 2011 and December 31, 2010, the Greeley Note had a balance outstanding of $25,048 and $25,624, respectively. The fair value of the note at September 30, 2011 and December 31, 2010 was $27,017 and $23,967, respectively, based on current interest rates for comparable loans. The method for computing fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the collateral for the underlying debt.

        As of September 30, 2011 and December 31, 2010, the Company was in compliance with all applicable financial loan covenants.

12. Co-Venture Arrangement:

        On September 30, 2009, the Company formed a joint venture whereby a third party acquired a 49.9% interest in Freehold Raceway Mall and Chandler Fashion Center. As part of this transaction, the Company issued a warrant in favor of the third party to purchase 935,358 shares of common stock of the Company at an exercise price of $46.68 per share. See "Warrants" in Note 14—Stockholders' Equity. The Company received approximately $174,650 in cash proceeds for the overall transaction of which $6,496 was attributed to the warrants.

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

each period to reflect its ownership interest in the Company. The Company had a 92% ownership interest in the Operating Partnership as of September 30, 2011 and December 31, 2010. The remaining 8% limited partnership interest as of September 30, 2011 and December 31, 2010, was owned by certain of the Company's executive officers and directors, certain of their affiliates, and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the ten trading days ending on the respective balance sheet date. Accordingly, as of September 30, 2011 and December 31, 2010, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $491,599 and $538,794, respectively.

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

        The outside ownership interests in the Company's joint venture in Shoppingtown Mall had a purchase option for $11,366. In addition, under certain conditions as defined by the partnership agreement, these partners had the right to "put" their partnership interests to the Company. Due to the redemption feature of the ownership interest in Shoppingtown Mall, these noncontrolling interests were included in temporary equity as redeemable noncontrolling interests. The Company exercised its right to redeem the outside ownership interests in the partnership for cash and the redemption closed on September 14, 2011.

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

(Unaudited)

14. Stockholders' Equity: (Continued)

on the volume weighted average trading price of the Company's common stock on the New York Stock Exchange on March 10, 2010 through March 12, 2010 of $38.53 per share.

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

        The issuance of the warrants was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act. Each investor represented that it was an accredited investor, as defined in Rule 501 of Regulation D of the Securities Act, and that it was acquiring the securities for its own account, not as nominee or agent, and not with a view to the resale or distribution of any part thereof in violation of the Securities Act.

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

Fair value of existing ownership interest (at 50% ownership)	$4,164
Carrying value of investment in Desert Sky Mall	(2,296)

Gain on remeasurement	$1,868

        The Company has included the gain in gain (loss) on remeasurement, sale or write down of assets, net for the nine months ended September 30, 2011 (See Note 6—Property).

        Since the date of acquisition, the Company has included Desert Sky Mall in its consolidated financial statements. Desert Sky Mall has generated incremental revenue of $6,351 and incremental expense of $5,847.

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

        The Company recorded the fair value of Superstition Springs Land at $12,914. As a result of obtaining control of this property, the Company recognized a gain of $1,734, which is included in gain (loss) on remeasurement, sale or write down of assets, net for the nine months ended September 30, 2011 (See Note 6—Property). Since the date of acquisition, the Company has included Superstition Springs Land in its consolidated financial statements.

Fashion Outlets of Niagara Falls:

        On July 22, 2011, the Company acquired the Fashion Outlets of Niagara Falls, a 526,000 square foot outlet center in Niagara Falls, New York. The initial purchase price of $200,000 was funded by a cash payment of $78,579 and the assumption of the mortgage note payable of $121,421. The cash purchase price was funded from borrowings under the Company's line of credit.

        The purchase and sale agreement includes contingent consideration based on the performance of the Fashion Outlets of Niagara Falls from the acquisition date through July 21, 2014 that could increase the purchase price from the initial $200,000 up to a maximum of $218,667. The Company has estimated the fair value of the contingent consideration at September 30, 2011 to be $14,245, which has been included in other accrued liabilities as part of the fair value of the total liabilities assumed.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

15. Acquisitions: (Continued)

        The following is a summary of the allocation of the fair value of the Fashion Outlets of Niagara Falls:

Property	$228,720
Restricted cash	5,367
Deferred charges	10,383
Other assets, net	3,090

Total assets acquired	247,560

Mortgage note payable	130,006
Accounts payable	231
Other accrued liabilities	38,037

Total liabilities assumed	168,274

Fair value of acquired net assets	$79,286

        The Company determined that the purchase price, including the estimated fair value of contingent consideration, represented the fair value of the assets acquired and liabilities assumed.

        Since the date of acquisition, the Company has included the Fashion Outlets of Niagara Falls in its consolidated financial statements. The Fashion Outlets of Niagara Falls has generated incremental revenue of $4,485 and incremental expense of $5,069.

Other:

        On April 29, 2011, the Company purchased a fee interest in a freestanding Kohl's store at Capitola Mall for $28,500. The purchase price was paid from cash on hand.

16. Discontinued Operations:

        On March 4, 2011, the Company sold a former Mervyn's store in Santa Fe, New Mexico, for $3,732, resulting in a loss of $1,913. The proceeds from the sale were used for general corporate purposes.

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

        Revenues from discontinued operations consisted of $0 and $1,211 for the three months ended September 30, 2011 and 2010, respectively, and $1,861 and $2,521 for the nine months ended September 30, 2011 and 2010, respectively. Income (loss) from discontinued operations was $359 and $223 for the three months ended September 30, 2011 and 2010, respectively, and $(1,767) and $(507) for the nine months ended September 30, 2011 and 2010, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

17. Commitments and Contingencies:

        The Company has certain properties that are subject to non-cancelable operating ground leases. The leases expire at various times through 2107, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined in the lease. Ground rent expense was $2,091 and $1,593 for the three months ended September 30, 2011 and 2010, respectively, and $6,475 and $4,361 for the nine months ended September 30, 2011 and 2010, respectively. No contingent rent was incurred during the three or nine months ended September 30, 2011 or 2010.

        As of September 30, 2011 and December 31, 2010, the Company was contingently liable for $19,552 and $26,771, respectively, in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

        The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the agreement. At September 30, 2011, the Company had $3,645 in outstanding obligations under these agreements, which it believes will be settled in the next twelve months.

        A putative class action complaint was filed on September 1, 2010 involving a single plaintiff based on alleged wage and hour violations. The parties have reached a settlement that is subject to court approval. The court hearing to approve the final settlement is scheduled for December 9, 2011. The Company has accrued an estimate for the amount of the settlement, which is not material to the Company's consolidated financial statements.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Management Fees	$6,661	$6,662	$19,472	$19,612
Development and Leasing Fees	2,344	2,754	6,094	9,470

	$9,005	$9,416	$25,566	$29,082

        Certain mortgage notes on the properties are held by NML (See Note 10—Mortgage Notes Payable). Interest expense in connection with these notes was $4,081 and $3,451 for the three months ended September 30, 2011 and 2010, respectively, and $12,656 and $9,656 for the nine months ended September 30, 2011 and 2010, respectively. Included in accounts payable and accrued expenses is

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

18. Related-Party Transactions: (Continued)

interest payable on these notes of $1,351 and $1,439 at September 30, 2011 and December 31, 2010, respectively.

        As of September 30, 2011 and December 31, 2010, the Company had loans to unconsolidated joint ventures of $3,961 and $3,095, respectively. Interest income associated with these notes was $67 and $121 for the three months ended September 30, 2011 and 2010, respectively, and $210 and $234 for the nine months ended September 30, 2011 and 2010, respectively. These loans represent initial funds advanced to development stage projects prior to construction loan funding. Correspondingly, loan payables in the same amount have been accrued as an obligation by the various joint ventures.

        Due from affiliates of $4,360 and $6,599 at September 30, 2011 and December 31, 2010, respectively, represents unreimbursed costs and fees due from unconsolidated joint ventures under management agreements.

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

        The fair value of the Company's LTIP Units granted in 2011 was estimated on the date of grant using a Monte Carlo Simulation model. The stock price of the Company, along with the stock prices of the group of peer REITs, was assumed to follow the Multivariate Geometric Brownian Motion Process. Multivariate Geometric Brownian Motion Process modeling is commonly used in financial markets, as it allows the modeled quantity (in this case, the stock price) to vary randomly from its current value based on the stock price's expected volatility and current market interest rates. The volatilities of the returns on the price of the Company and the peer group REITs were estimated based on a .92-year look-back period. The expected growth rate of the stock prices over the derived service period was determined with consideration of the risk free rate as of the grant date.

        During the nine months ended September 30, 2011, as part of the separation agreements with six former employees, the Company modified the terms of 61,570 stock units, 2,281 stock awards and 40,000 SARs then outstanding. As a result of these modifications, the Company recognized additional compensation cost of $3,333 during the nine months ended September 30, 2011.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

19. Share and Unit-Based Plans: (Continued)

        The following summarizes the compensation cost under the share and unit-based plans:

	For the Three Months Ended Septebmer 30,		For the Nine Months Ended Septebmer 30,
	2011	2010	2011	2010
LTIP units	$2,239	$3,669	$6,716	$9,110
Stock awards	85	493	663	2,579
Stock units	891	2,181	6,634	7,227
Stock options	—	107	—	402
SARs	3	730	626	1,681
Phantom stock units	243	241	726	699

	$3,461	$7,421	$15,365	$21,698

        The Company capitalized share and unit-based compensation costs of $609 and $3,183 for the three months ended September 30, 2011 and 2010, respectively, and $5,621 and $10,494 for the nine months ended September 30, 2011 and 2010, respectively.

        The following table summarizes the activity of the non-vested LTIP Units, stock awards, phantom stock and stock units:

	LTIP Units		Stock Awards		Phantom Stock		Stock Units
	Units	Value(1)	Shares	Value(1)	Units	Value(1)	Shares	Value(1)
Balance at January 1, 2011	272,226	$50.68	63,351	$53.69	29,783	$34.18	1,038,549	$7.17
Granted	422,631	46.38	11,350	48.47	8,123	48.43	64,463	48.36
Vested	(504,857)	49.85	(53,571)	57.36	(18,221)	39.81	(519,272)	7.17
Forfeited	—	—	—	—	—	—	(7,400)	12.35

Balance at September 30, 2011	190,000	$43.30	21,130	$40.68	19,685	$34.84	576,340	$11.71

(1)
Value represents the weighted-average grant date fair value.

        The following table summarizes the activity of the SARs and stock options outstanding:

	SARs		Stock Options
	Units	Price(1)	Stock Options	Price(1)
Balance at January 1, 2011	1,242,314	$56.56	132,314	$67.16
Granted	—	—	—	—
Exercised	—	—	(2,000)	24.63
Forfeited	(85,329)	$56.63	(108,012)	76.05

Balance at September 30, 2011	1,156,985	$56.55	22,302	$27.93

(1)
Value represents the weighted-average exercise price.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

19. Share and Unit-Based Plans: (Continued)

        Unrecognized compensation cost of share and unit-based plans at September 30, 2011 consisted of $2,994 from LTIP Units, $651 from stock awards, $686 from phantom stock units and $2,869 from stock units.

20. Income Taxes:

        The Company has made taxable REIT subsidiary elections for all of its corporate subsidiaries other than its qualified REIT subsidiaries. The elections, effective for the year beginning January 1, 2001 and future years were made pursuant to section 856(l) of the Code. The Company's Taxable REIT Subsidiaries ("TRSs") are subject to corporate level income taxes which are provided for in the Company's consolidated financial statements. The Company's primary TRSs include Macerich Management Company and Macerich Arizona Partners LLC.

        The income tax benefit of the TRSs is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Current	$—	$—	$—	$—
Deferred	1,566	2,662	5,811	5,252

Total income tax benefit	$1,566	$2,662	$5,811	$5,252

        The net operating loss carryforwards are currently scheduled to expire through 2031, beginning in 2021. Net deferred tax assets of $26,315 and $19,525 were included in deferred charges and other assets, net at September 30, 2011 and December 31, 2010, respectively.

        The tax returns for the years 2007-2010 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefits will materially change within the next 12 months.

21. Subsequent Events:

        On October 3, 2011, the Company repurchased and retired $60,000 of the Senior Notes at par value. On October 20, 2011, the Company repurchased and retired an additional $120,341 of the Senior Notes at par value. The repurchases were funded by borrowings under the Company's line of credit.

        On October 27, 2011, the Company announced a dividend/distribution of $0.55 per share for common stockholders and OP Unit holders of record on November 11, 2011. All dividends/distributions will be paid 100% in cash on December 8, 2011.

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

        Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or the industry to differ materially from the Company's future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. You are urged to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results, including those made in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2010, as well as our other reports filed with the Securities and Exchange Commission (the "SEC"), which disclosures are incorporated herein by reference. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. The Company does not intend, and undertakes no obligation, to update any forward-looking information to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, unless required by law to do so.

Management's Overview and Summary

        The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, the Operating Partnership. As of September 30, 2011, the Operating Partnership owned or had an ownership interest in 71 regional shopping centers and 14 community shopping centers totaling approximately 72 million square feet of gross leasable area. These 85 regional and community shopping centers are referred to hereinafter as the "Centers," unless the context otherwise requires. The Company is a self-administered and self-managed REIT and conducts all of its operations through the Operating Partnership and the Management Companies.

        The following discussion is based primarily on the consolidated financial statements of the Company for the three and nine months ended September 30, 2011 and 2010. It compares the results of operations for the three months ended September 30, 2011 to the results of operations for the three months ended September 30, 2010, and it compares the results of operations and cash flows for the nine months ended September 30, 2011 to the results of operations and cash flows for the nine months ended September 30, 2010. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

        On February 28, 2011, the Company acquired the additional 50% ownership interest in Desert Sky Mall, an 893,561 square foot regional shopping center in Phoenix, Arizona, that it did not own. The total purchase price was $27.6 million, which included the assumption of the third party's pro rata share of the mortgage note payable on the property of $25.7 million. Concurrent with the purchase of the partnership interest, the Company paid off the $51.5 million loan on the property.

        On April 29, 2011, the Company purchased a fee interest in a freestanding Kohl's store at Capitola Mall in Capitola, California for $28.5 milion. The purchase price was paid from cash on hand.

        On June 3, 2011, the Company acquired an additional 33.3% ownership interest in Arrowhead Towne Center, a 1,196,941 square foot regional shopping center in Glendale, Arizona, an additional 33.3% ownership interest in Superstition Springs Center, a 1,204,803 square foot regional shopping center in Mesa, Arizona and an additional 50% ownership interest in the land under Superstition Springs Center in exchange for the Company's ownership interest in six anchor stores, including five former Mervyn's stores and a cash payment of $75.0 million. The cash purchase price was funded from borrowings under the Company's line of credit. This transaction is referred herein as the "GGP Exchange".

        On July 22, 2011, the Company acquired the Fashion Outlets of Niagara Falls, a 526,000 square foot outlet center in Niagara Falls, New York. The initial purchase price of $200.0 million was funded by a cash payment of $78.6 million and the assumption of the mortgage note payable of $121.4 million. The cash purchase price was funded from borrowings under the Company's line of credit. The purchase and sale agreement includes contingent consideration based on the performance of the Fashion Outlets of Niagara Falls from the acquisition date through July 21, 2014 that could increase the purchase price from the initial $200.0 million up to a maximum of $218.7 million. The Company has estimated the fair value of the contingent consideration as $14.2 million which has been included in other accrued liabilities.

        Desert Sky Mall, the Kohl's store at Capitola Mall, the land under Superstition Springs Center and the Fashion Outlets of Niagara Falls are referred to herein as the "Acquisition Properties".

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

        On March 4, 2011, the Company sold a fee interest in a former Mervyn's store for $3.7 million, resulting in a loss on sale of $1.9 million. The Company used the proceeds from the sale for general corporate purposes.

        On June 3, 2011, the Company disposed of five former Mervyn's stores in connection with the GGP Exchange (See "Acquisitions").

        As of September 30, 2011, six former Mervyn's stores in the Company's portfolio remain vacant. The Company is currently seeking replacement tenants for these spaces.

Other Transactions and Events:

        On July 15, 2010, a court appointed receiver ("Receiver") assumed operational control of Valley View Center and responsibility for managing all aspects of the property. The Company anticipates the disposition of the asset, which is under the control of the Receiver, will be executed through foreclosure, deed-in-lieu of foreclosure, or by some other means, and will be completed within the next twelve months. Although the Company is no longer funding any cash shortfall, it continues to record the operations of the Valley View Center until the title for the Center is transferred and its obligation for the loan is discharged. Once title to the Center is transferred, the Company will remove the net assets and liabilities from the Company's consolidated balance sheets. The mortgage note payable on Valley View Center is non-recourse to the Company.

        On April 1, 2011, the Company's joint venture in SDG Macerich Properties, L.P. conveyed Granite Run Mall to the mortgage note lender with a deed-in-lieu of foreclosure. The mortgage note was non-recourse. The Company's pro rata share of gain on early extinguishment of debt was $7.8 million.

        As of May 11, 2011, the non-recourse mortgage note payable on Shoppingtown Mall was in maturity default. Shoppingtown Mall is under the control of the loan servicer and likely will be transferred to a receiver in the near future. As a result of the maturity default, the Company reduced the holding period and recognized an impairment charge of $35.7 million to write-down the long-lived assets to its estimated fair value.

        On September 14, 2011, the Company exercised its right and redeemed the outside ownership interests in Shoppingtown Mall for a cash payment of $11.4 million.

Development Activity:

        During the three months ended September 30, 2011, the Company entered into a joint venture agreement with a subsidiary of AWE/Talisman for the development of the Fashion Outlets of Chicago in the Village of Rosemont, Illinois. The Company will own 60% of the joint venture and AWE/Talisman will own 40%. The Center will be a fully enclosed two level, 528,000 square foot outlet center. The site is located within a mile of O'Hare International Airport which hosts 76 million travelers annually. The project is expected to break ground in November, 2011 and to be completed in Spring 2013. The total estimated project cost is approximately $200.0 million.

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

Accounting for Acquisitions:

        The Company first determines the value of land and buildings utilizing an "as if vacant" methodology. The Company then assigns a fair value to any debt assumed at acquisition. The purchase price is allocated to tenant improvements and identifiable intangible assets or liabilities. Tenant improvements represent the tangible assets associated with the existing leases valued on a fair value basis at the acquisition date prorated over the remaining lease terms. The tenant improvements are classified as an asset under property and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases which come in three forms: (i) leasing commissions and legal costs, which represent the value associated with "cost avoidance" of acquiring in-place leases, such as lease commissions paid under terms generally experienced in the Company's markets; (ii) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the "assumed vacant" property to the occupancy level when purchased; and (iii) above or below-market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks. Leasing commissions and legal costs are recorded in deferred charges and other assets and are amortized over the remaining lease terms. The value of in-place leases are recorded in deferred charges and other assets and amortized over the remaining lease terms plus an estimate of renewal of the acquired leases. Above or below-market leases are classified in deferred charges and other assets or in other accrued liabilities, depending on whether the contractual terms are above or below-market. The allocated values of above and below-market leases are amortized into minimum rents on a straight-line basis over the individual remaining lease terms. The remaining lease terms of below-market leases may include certain below-market fixed-rate renewal periods. In considering whether or not a lessee will execute a below-market fixed-rate lease renewal option, the Company evaluates economic factors and certain qualitative factors at the time of acquisition such as tenant mix in the center, the Company's relationship with the tenant and the availability of competing tenant space.

Asset Impairment:

        The Company assesses whether an indicator of impairment in the value of its long-lived assets exists by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenant's ability to perform their duties and pay rent under the terms of the leases. In addition, a decrease in the estimated holding period of long-lived assets can increase the likelihood of impairment. Many factors may influence management's estimate of holding periods, including market conditions, accessibility of capital and credit markets and recent sales activity of properties in the same market. The Company may recognize impairment losses if the cash flows are not sufficient to recover its investment. Such a loss would be determined as the difference between the carrying value and the fair value of a Center.

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

        The increase in revenue and expenses of the Redevelopment Center during the three and nine months ended September 30, 2011 in comparison to the three and nine months ended September 30, 2010 is primarily due to the opening of Santa Monica Place in August 2010.

        Unconsolidated joint ventures are reflected using the equity method of accounting. The Company's pro rata share of the results from these Centers is reflected in the Consolidated Statements of Operations as equity in income of unconsolidated joint ventures.

        Although certain aspects of the U.S. economy, the retail industry as well as the Company's operating results continued to improve during the first nine months of 2011, the third quarter was marked by worldwide volatility and disruption in the capital and stock markets as well as a European financial crisis. While conditions have improved recently, continued economic and political uncertainty remains.

        The Company's recent trend of retail sales growth continued this quarter with tenant sales per square foot increasing compared to the twelve months ended September 30, 2010 and December 31, 2010. The releasing spreads also increased for the twelve months ended September 30, 2011. The Company's occupancy rate as of September 30, 2011 decreased compared to September 30, 2010 primarily because of the liquidation of one tenant. While economic data for the nine months ended September 30, 2011 showed certain signs of a positive trend in the retail industry, the U.S. economy is still experiencing weakness, high levels of unemployment have persisted, consumer confidence has declined and rental rates and valuations for retail space have not fully recovered to pre-recession levels. Any further continuation of these adverse conditions could harm the Company's business, results of operations and financial condition.

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

        Tenant sales per square foot increased from $426 for the twelve months ended September 30, 2010 compared to $467 for the twelve months ended September 30, 2011. Occupancy rate decreased from 92.6% at September 30, 2010 compared to 91.9% at September 30, 2011. Releasing spreads increased 10.8% for the twelve months ended September 30, 2011 compared to the twelve months ended September 30, 2010.

Comparison of Three Months Ended September 30, 2011 and 2010

Revenues:

        Minimum and percentage rents (collectively referred to as "rental revenue") increased by $8.6 million, or 7.9%, from 2010 to 2011. The increase in rental revenue is attributed to an increase of $6.4 million from the Acquisition Properties, $2.2 million from the Redevelopment Center and $1.1 million from the Mervyn's Properties offset in part by a decrease of $1.1 million from the Same Centers. Rental revenue includes the amortization of above and below-market leases, the amortization of straight-line rents and lease termination income. The amortization of above and below-market leases increased from $1.8 million in 2010 to $2.7 million in 2011. The amortization of straight-lined rents decreased from $2.5 million in 2010 to $2.4 million in 2011. Lease termination income decreased from $1.6 million in 2010 to $1.4 million in 2011.

        Tenant recoveries increased $5.0 million, or 8.1%, from 2010 to 2011. The increase in tenant recoveries is attributed to an increase of $2.2 million from the Acquisition Properties, $2.2 million from the Redevelopment Center, $0.5 million from the Same Centers and $0.1 million from the Mervyn's Properties.

        Management Companies revenue decreased from $10.5 million in 2010 to $9.8 million in 2011. The decrease in Management Companies revenue is primarily attributed to a decrease in development fees.

Shopping Center and Operating Expenses:

        Shopping center and operating expenses increased $4.3 million, or 6.7%, from 2010 to 2011. The increase in shopping center and operating expenses is attributed to an increase of $3.7 million from the Acquisition Properties, $2.5 million from the Redevelopment Center and $0.3 million from the Mervyn's Properties offset in part by a decrease of $2.2 million from the Same Centers. The decrease in shopping center and operating expenses at the Same Centers is primarily due to a decrease in utility, marketing and bad debt expenses.

Management Companies' Operating Expenses:

        Management Companies' operating expenses decreased $1.8 million from 2010 to 2011 due to a decrease in compensation costs in 2011.

REIT General and Administrative Expenses:

        REIT general and administrative expenses decreased by $0.1 million from 2010 to 2011.

Depreciation and Amortization:

        Depreciation and amortization increased $5.8 million from 2010 to 2011. The increase in depreciation and amortization is primarily attributed to an increase of $3.4 million from the Acquisition Properties, $2.1 million from the Redevelopment Center and $0.7 million from the Same Centers offset in part by a decrease of $0.4 million from the Mervyn's Properties.

Interest Expense:

        Interest expense decreased $2.5 million from 2010 to 2011. The decrease in interest expense was primarily attributed to a decrease of $5.7 million from the Same Centers offset in part by an increase of $1.5 million from the Acquisition Properties, $1.1 million from the Redevelopment Center and $0.6 million from borrowings under the Company's line of credit. The decrease in interest expense at the Same Centers is primarily attributed to the maturity of a $400.0 million interest rate swap agreement in April 2011.

        The above interest expense items are net of capitalized interest, which decreased from $6.6 million in 2010 to $3.0 million in 2011, primarily due to a decrease in redevelopment activity.

Equity in Income of Unconsolidated Joint Ventures:

        Equity in income of unconsolidated joint ventures increased $0.4 million from 2010 to 2011.

Gain (Loss) on Remeasurement, Sale or Writedown of Assets:

        Gain on remeasurement, sale or write down of assets increased $1.0 million from 2010 to 2011. The increase in income is primarily attributed to the receipt of additional proceeds in 2011 from the sale of a 75% ownership interest in FlatIron Crossing as part of a joint venture transaction in 2009.

Net Income:

        Net income increased $4.8 million from 2010 to 2011. The increase in net income is primarily attributed to the increase in revenues of $13.2 million offset in part by the increase in expenses of $7.9 million.

Funds From Operations ("FFO"):

        Primarily as a result of the factors mentioned above, FFO—diluted increased 11.6% from $93.3 million in 2010 to $104.2 million in 2011. For a reconciliation of FFO and FFO—diluted to net income attributable to the Company, the most directly comparable GAAP financial measure, see "Funds from Operations and Adjusted Funds from Operations."

Comparison of Nine Months Ended September 30, 2011 and 2010

Revenues:

        Rental revenue increased by $24.4 million, or 7.7%, from 2010 to 2011. The increase in rental revenue is attributed to an increase of $11.5 million from the Redevelopment Center, $10.2 million from the Acquisition Properties and $2.8 million from the Mervyn's Properties offset in part by a decrease of $0.1 million from the Same Centers. The amortization of above and below-market leases increased from $5.7 million in 2010 to $6.8 million in 2011. The amortization of straight-lined rents increased from $3.8 million in 2010 to $4.0 million in 2011. Lease termination income increased from $3.3 million in 2010 to $4.6 million in 2011.

        Tenant recoveries increased $9.4 million, or 5.2%, from 2010 to 2011. The increase in tenant recoveries is attributed to an increase of $7.2 million from the Redevelopment Center, $3.6 million from the Acquisition Properties and $0.5 million from the Mervyn's Properties offset in part by a decrease of $1.9 million from the Same Centers. The decrease in tenant recoveries from the Same Centers is primarily due to a decrease in recoverable expenses.

        Management Companies revenue decreased from $32.9 million in 2010 to $28.5 million in 2011 due to a decrease in development fees.

Shopping Center and Operating Expenses:

        Shopping center and operating expenses increased $13.9 million, or 7.7%, from 2010 to 2011. The increase in shopping center and operating expenses is attributed to an increase of $8.4 million from the Redevelopment Center, $7.1 million from the Acquisition Properties and $1.8 million from the Mervyn's Properties offset in part by a decrease of $3.4 million from the Same Centers. The decrease in shopping center and operating expenses at the Same Centers is primarily due to a decrease in utility expenses, property taxes and bad debt expense.

Management Companies' Operating Expenses:

        Management Companies' operating expenses decreased $1.7 million from 2010 to 2011.

REIT General and Administrative Expenses:

        REIT general and administrative expenses increased by $0.2 million from 2010 to 2011.

Depreciation and Amortization:

        Depreciation and amortization increased $17.3 million from 2010 to 2011. The increase in depreciation and amortization is primarily attributed to an increase of $9.4 million from the Redevelopment Center, $4.8 million from the Acquisition Properties and $3.6 million from the Same Centers offset in part by a decrease of $0.5 million from the Mervyn's Properties.

Interest Expense:

        Interest expense decreased $9.1 million from 2010 to 2011. The decrease in interest expense was primarily attributed to a decrease of $13.6 million from borrowings under the Company's line of credit, $3.6 million from the Same Centers and $0.3 million from the Senior Notes offset in part by an increase of $6.9 million from the Redevelopment Center and $1.5 million from the Acquisition Properties. The decrease in interest expense on the Company's line of credit is primarily due to a decrease in the borrowings, the maturity of a $450.0 million interest rate swap agreement in April 2010 and the maturity of a $400.0 million interest rate swap agreement in April 2011.

        The above interest expense items are net of capitalized interest, which decreased from $23.1 million in 2010 to $9.6 million in 2011, primarily due to a decrease in redevelopment activity.

Loss (Gain) on Early Extinguishment of Debt:

        Loss on early extinguishment of debt increased $10.7 million from 2010 to 2011. The increase in loss on early extinguishment of debt of $10.7 million is primarily attributed to the prepayment of the mortgage note payable on Chesterfield Towne Center of $9.1 million.

Equity in Income of Unconsolidated Joint Ventures:

        Equity in income of unconsolidated joint ventures increased $23.6 million from 2010 to 2011. The increase in equity in income of unconsolidated joint ventures is primarily attributed to the Company's $12.5 million pro rata share of the remeasurement gain on the acquisition of an underlying ownership interest in Kierland Commons in 2011 (See "Acquisitions"), and the Company's $7.8 million pro rata share of the gain on early extinguishment of debt of its joint venture in SDG Macerich Properties, L.P. (See "Other Transactions and Events").

(Loss) Gain on Remeasurement, Sale or Write down of Assets:

        Loss on remeasurement, sale or write down of assets increased $32.2 million from 2010 to 2011. The increase in loss is primarily attributed to the write down of the long-lived assets on Shoppingtown Mall of $35.7 million (See "Other Transactions and Events").

Net (Loss) Income:

        Net loss increased $9.2 million from 2010 to 2011. The increase in net loss is primarily attributed to the $35.7 million write down of long-lived assets of Shoppingtown Mall offset in part by the $23.6 million increase in equity in income of unconsolidated joint ventures.

Funds From Operations:

        Primarily as a result of the factors mentioned above, FFO—diluted increased 0.9% from $242.4 million in 2010 to $244.6 million in 2011. For a reconciliation of FFO and FFO—diluted to net (loss) income available to common stockholders, the most directly comparable GAAP financial measure, see "Funds from Operations and Adjusted Funds from Operations."

Operating Activities:

        Cash provided by operating activities increased from $126.8 million in 2010 to $180.5 million in 2011. The increase was primarily due to changes in assets and liabilities and the results at the Centers as discussed above.

Investing Activities:

        Cash used in investing activities increased from $112.5 million in 2010 to $184.5 million in 2011. The increase was primarily due to an increase of $135.8 million in contributions to unconsolidated joint ventures, $77.5 million in acquisitions of property, development, redevelopment and property improvements and a decrease of $11.8 million in proceeds from notes receivable offset in part by an increase in distributions from unconsolidated joint ventures of $109.1 million. The increase in contributions to unconsolidated joint ventures is primarily attributed to the Kierland Commons, The Shops at Atlas Park, Arrowhead Towne Center and Superstition Springs transactions (See "Acquisitions"). The increase in acquisitions of property, development, redevelopment and property improvements is primarily attributed to the purchase of the Fashion Outlets of Niagara Falls (See "Acquisitions"). The increase in distributions from the unconsolidated joint ventures is primarily due to the distribution of the Company's pro rata share of the excess refinancing proceeds of the loan on Arrowhead Towne Center in 2011.

Financing Activities:

        Cash used in financing activities increased from a surplus of $378.8 million in 2010 to a deficit of $302.2 million in 2011. The increase in cash used was primarily due to the $1.2 billion stock offering in 2010, a decrease in proceeds from mortgages, bank and other notes payable of $180.2 million and an increase in dividends and distributions of $63.7 million offset in part by a decrease in payments on mortgages, bank and other notes payable of $786.5 million.

Liquidity and Capital Resources

        The Company anticipates meeting its liquidity needs for its operating expenses and debt service and dividend requirements for the next twelve months through cash generated from operations, working capital reserves and/or borrowings under its unsecured line of credit. On May 2, 2011, the Company obtained a new $1.5 billion revolving line of credit, which provides the Company with additional liquidity.

        The following tables summarize capital expenditures incurred at the Centers:

	For the Nine Months Ended September 30,
(Dollars in thousands)	2011	2010
Consolidated Centers:
Acquisitions of property and equipment	$294,980	$11,231
Development, redevelopment and expansion of Centers	73,544	159,398
Tenant allowances	15,200	16,064
Deferred leasing charges	22,884	20,496

	$406,608	$207,189

Joint Venture Centers (at Company's pro rata share):
Acquisitions of property and equipment	$139,116	$2,832
Development, redevelopment and expansion of Centers	27,379	26,453
Tenant allowances	5,475	3,020
Deferred leasing charges	4,104	3,517

	$176,074	$35,822

        The Company expects amounts to be incurred in future years for tenant allowances and deferred leasing charges to be comparable or less than 2010 and that capital for those expenditures will be available from working capital, cash flow from operations, borrowings on property specific debt or unsecured corporate borrowings. The Company expects to incur between $200 million and $300 million during the next twelve months for development, redevelopment, expansion and renovations. Capital for these major expenditures, developments and/or redevelopments has been, and is expected to continue to be, obtained from a combination of equity or debt financings, which include borrowings under the Company's line of credit and construction loans. In addition to the Company's April 2010 equity offering and property refinancings, the Company has also generated additional liquidity in the past through joint venture transactions and the sale of non-core assets, and may continue to do so in the future. Furthermore, on September 9, 2011, the Company filed a shelf registration statement which registered an unspecified amount of common stock, preferred stock, depositary shares, debt securities, warrants, rights and units.

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

        The Company's total outstanding loan indebtedness at September 30, 2011 was $6.4 billion (including $864.8 million of unsecured debt and $2.3 billion of its pro rata share of joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgages payable collateralized by individual properties. The Company expects that all of the maturities during the next twelve months, except the mortgage note payable on Valley View Center and Shoppingtown Mall, will be refinanced, restructured, extended and/or paid off from the Company's line of credit or cash on hand.

        The Company's Senior Notes bear interest at 3.25%, payable semiannually, mature on March 15, 2012 and are senior to unsecured debt of the Company and are guaranteed by the Operating Partnership. The carrying value of the Senior Notes at September 30, 2011 was $614.8 million.

        In October 2011, the Company repurchased $180.3 million of Senior Notes at par value. The repurchases were funded by additional borrowings under the Company's line of credit.

        The Company believes it has various sources of liquidity to pay off the Senior Notes upon their maturity, including capacity under its line of credit. See Note 11—Bank and Other Notes Payable in the Company's Notes to the Consolidated Financial Statements.

        The Company had, through the Operating Partnership, a $1.5 billion revolving line of credit that bore interest at LIBOR plus a spread of 0.75% to 1.10% that matured on April 25, 2011. On May 2, 2011, the Company, through the Operating Partnership, obtained a new $1.5 billion revolving line of credit that bears interest at LIBOR plus a spread of 1.75% to 3.0% depending on the Company's overall leverage and matures on May 2, 2015 with a one-year extension option. Based on the Company's current leverage levels, the borrowing rate on the new facility is LIBOR plus 2.0%. The line of credit can be expanded, depending on certain conditions, up to a total facility of $2.0 billion. All obligations under the line of credit are unconditionally guaranteed by the Company and certain of its direct and indirect subsidiaries and are secured, subject to certain exceptions, by pledges of direct and indirect ownership interests in certain of the subsidiary guarantors. At September 30, 2011, total borrowings under the line of credit were $250.0 million with an average effective interest rate of 2.81%.

        Cash dividends and distributions for the nine months ended September 30, 2011 were $217.6 million. A total of $180.5 million was funded by cash flows provided by operations. The remaining $37.1 million was funded through distributions received from unconsolidated joint ventures which are included in the cash flows from investing activities section of the Company's Consolidated Statement of Cash Flows.

        At September 30, 2011, the Company was in compliance with all applicable loan covenants under its agreements.

        At September 30, 2011, the Company had cash and cash equivalents available of $139.4 million.

Off-Balance Sheet Arrangements:

        The Company accounts for its investments in joint ventures that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the Consolidated Balance Sheets of the Company as "Investments in Unconsolidated Joint Ventures."

        In addition, certain joint ventures also have secured debt that could become recourse debt to the Company or its subsidiaries, in excess of the Company's pro rata share, should the joint ventures be unable to discharge the obligations of the related debt. At September 30, 2011, the balance of the debt that could be recourse to the Company was $368.6 million offset in part by indemnity agreements from joint venture partners for $176.7 million. The maturities of the recourse debt, net of indemnification, are $170.7 million in 2013, $4.4 million in 2014 and $16.8 million in 2015.

        Additionally, as of September 30, 2011, the Company is contingently liable for $19.6 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

Long-term Contractual Obligations:

        The following is a schedule of long-term contractual obligations as of September 30, 2011 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)	$4,252,289	$1,899,435	$609,671	$1,016,242	$726,941
Operating lease obligations(1)	847,513	13,688	28,493	25,263	780,069
Purchase obligations(1)	3,645	3,645	—	—	—
Other long-term liabilities	279,185	219,246	4,143	18,347	37,449

	$5,382,632	$2,136,014	$642,307	$1,059,852	$1,544,459

(1)
See Note 17—Commitments and Contingencies of the Company's Consolidated Financial Statements.

Funds From Operations and Adjusted Funds From Operations

        The Company uses FFO and adjusted FFO ("AFFO") in addition to net income to report its operating and financial results and considers FFO, AFFO and FFO and AFFO-diluted as supplemental measures for the real estate industry and a supplement to Generally Accepted Accounting Principles ("GAAP") measures. The National Association of Real Estate Investment Trusts defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from extraordinary items and sales of depreciated operating properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. Adjusted FFO ("AFFO") excludes the negative FFO impact of Shoppingtown Mall and Valley View Center for the three and nine months ended September 30, 2011. Valley View Center is in receivership and Shoppingtown Mall is under the control of the loan servicer and likely will be transferred to a receiver in the near future.

        FFO and FFO on a diluted basis are useful to investors in comparing operating and financial results between periods. This is especially true since FFO excludes real estate depreciation and amortization, as the Company believes real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time. The Company believes that AFFO and AFFO on a diluted basis provide useful supplemental information regarding the Company's performance as they show a more meaningful and consistent comparison of the Company's operating performance and allow investors to more easily compare the Company's results without taking into account the unrelated impairment losses and other non-cash charges on properties controlled by either a receiver or loan servicer, which are non-routine items. FFO and AFFO on a diluted basis are measures investors find most useful in measuring the dilutive impact of outstanding convertible securities.

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

        The following reconciles net income (loss) available to common stockholders to FFO and AFFO (dollars and shares in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss) attributable to the Company	$12,941	$8,429	$(6,241)	$1,632
Adjustments to reconcile net income (loss) to FFO—basic and diluted:
Noncontrolling interest in the Operating Partnership	1,163	913	(544)	167
(Gain) loss on remeasurement, sale or write-down of consolidated assets(1)	(1,389)	(40)	33,514	(551)
Add: gain on undepreciated assets—consolidated assets(1)	—	—	2,277	—
Add: noncontrolling interest share of loss (gain) on sale of consolidated joint ventures(1)	—	33	(4)	2
Less: write-down of consolidated assets(1)	(20)	—	(36,173)	—
Gain on remeasurement, sale or write down of assets from unconsolidated joint ventures(2)	(23)	(333)	(12,583)	(699)
Add: gain on sale of undepreciated assets—from unconsolidated joint ventures(2)	20	92	71	489
Less: write down of unconsolidated joint ventures(2)	—	—	—	(32)
Depreciation and amortization on consolidated assets	67,996	62,801	198,454	181,930
Less: depreciation and amortization attributable to noncontrolling interest on consolidated joint ventures	(4,534)	(1,995)	(13,520)	(13,585)
Depreciation and amortization on unconsolidated joint ventures(2)	31,355	27,977	90,061	84,185
Less: depreciation on personal property	(3,329)	(4,556)	(10,711)	(11,151)

FFO—basic and diluted	104,180	93,321	244,601	242,387
Add: Shoppingtown Mall negative FFO	290	—	36,041	—
Add: Valley View Center negative FFO	2,886	—	6,102	—

AFFO basic and diluted	$107,356	$93,321	$286,744	$242,387

Weighted average number of FFO and AFFO shares outstanding for AFFO and FFO-basic and diluted FFO and AFFO-diluted(3)	143,151	142,020	142,925	128,998

(1)
The net total of these line items equal the loss on sales of depreciated assets. These line items are included in this reconciliation to provide the Company's investors with more detailed information and do not represent a departure from FFO as defined by NAREIT.

(2)
Unconsolidated joint ventures are presented at the Company's pro rata share.

(3)
As of September 30, 2011 and 2010, 11.0 million and 11.8 million OP Units were outstanding, respectively.

The computation of FFO—diluted shares outstanding includes the effect of share and unit-based compensation plans and the Senior Notes using the treasury stock method. It also assumes the conversion of MACWH, LP common and preferred units to the extent that they are dilutive to the FFO computation. The MACWH, LP preferred units were antidilutive to the calculations for the three and nine months ended September 30, 2011 and 2010 and were not included in the above calculations.

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

        The following table sets forth information as of September 30, 2011 concerning the Company's long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV") (dollars in thousands):

	For the years ended September 30,
	2012	2013	2014	2015	2016	Thereafter	Total	FV
CONSOLIDATED CENTERS:
Long term debt:
Fixed rate	$937,850	$347,377	$72,928	$349,757	$376,235	$558,203	$2,642,350	$2,821,638
Average interest rate	5.62%	5.44%	5.59%	6.24%	5.79%	4.81%	5.53%
Floating rate	883,779	78,941	80,137	131,697	107,000	138,087	1,419,641	1,429,952
Average interest rate	2.84%	4.04%	5.16%	3.54%	3.07%	2.75%	3.11%

Total debt—Consolidated Centers	$1,821,629	$426,318	$153,065	$481,454	$483,235	$696,290	$4,061,991	$4,251,590

UNCONSOLIDATED JOINT VENTURE CENTERS:
Long term debt (at Company's pro rata share):
Fixed rate	$230,634	$491,118	$230,373	$236,493	$610,318	$330,804	$2,129,740	$2,328,622
Average interest rate	6.91%	6.20%	5.24%	5.97%	6.08%	4.82%	5.90%
Floating rate	45,188	58,852	18,925	13,311	25,000	—	161,276	162,775
Average interest rate	0.86%	5.02%	3.19%	3.20%	3.58%		3.27%

Total debt—Unconsolidated Joint Venture Centers	$275,822	$549,970	$249,298	$249,804	$635,318	$330,804	$2,291,016	$2,491,397

        The consolidated Centers' total fixed rate debt at September 30, 2011 and December 31, 2010 was $2.6 billion and $3.1 billion, respectively. The average interest rate on fixed rate debt at September 30, 2011 and December 31, 2010 was 5.53% and 5.98%, respectively. The consolidated Centers' total floating rate debt at September 30, 2011 and December 31, 2010 was $1.4 billion and $766.9 million, respectively. The average interest rate on floating rate debt at September 30, 2011 and December 31, 2010 was 3.11% and 3.85%, respectively.

        The Company's pro rata share of the Unconsolidated Joint Venture Centers' fixed rate debt at September 30, 2011 and December 31, 2010 was $2.1 billion and $2.0 billion, respectively. The average interest rate on fixed rate debt at September 30, 2011 and December 31, 2010 was 5.90% and 6.11%, respectively. The Company's pro rata share of the Unconsolidated Joint Venture Centers' floating rate debt at September 30, 2011 and December 31, 2010 was $161.3 million and $241.7 million, respectively. The average interest rate on the floating rate debt at September 30, 2011 and December 31, 2010 was 3.27% and 2.24%, respectively.

        The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on its consolidated balance sheets at fair value (See Note 5—Derivative Instruments and Hedging Activities in the Company's Notes to the Consolidated Financial Statements).

        The following are outstanding derivatives at September 30, 2011 (amounts in thousands):

Property/Entity(1)	Notional Amount	Product	Rate	Maturity	Company's Ownership	Fair Value(1)
La Cumbre Plaza	$30,000	Cap	3.00%	12/9/2011	100%	$—
Westside Pavilion	175,000	Cap	5.50%	6/5/2012	100%	—

(1)
Fair value at the Company's ownership percentage.

        In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $15.8 million per year based on $1.6 billion outstanding of floating rate debt at September 30, 2011.

        The fair value of the Company's long-term debt is estimated based on discounted cash flows at interest rates that management believes reflect the risks associated with long-term debt of similar risk and duration.

Item 4.    Controls and Procedures

        As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of September 30, 2011, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        On August 24, 2011, the Company, as general partner of the Operating Partnership, issued 20,000 shares of common stock of the Company upon the redemption of 20,000 common partnership units of the Operating Partnership. These shares of common stock were issued in a private placement to a limited partner of the partnership pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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
4.4	Warrant to Purchase Common Stock, dated as of September 30, 2009, between the Company and Heitman M-rich Investors LLC (incorporated by reference as an exhibit to the Company's 2009 Form 10-K).
31.1	Section 302 Certification of Arthur Coppola, Chief Executive Officer
31.2	Section 302 Certification of Thomas O'Hern, Chief Financial Officer
32.1	Section 906 Certifications of Arthur Coppola and Thomas O'Hern
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number	Description
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MACERICH COMPANY
By:	/s/ THOMAS E. O'HERN Thomas E. O'Hern Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 4, 2011