Form 10-K
period 2011-12-31
MACERICH CO
filed 2012-02-24
CIK 912242

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

        The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $7.0 billion as of the last business day of the registrant's most recent completed second fiscal quarter based upon the price at which the common shares were last sold on that day.

        Number of shares outstanding of the registrant's common stock, as of February 16, 2012: 131,992,974 shares

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the proxy statement for the annual stockholders meeting to be held in 2012 are incorporated by reference into Part III of this Form 10-K

THE MACERICH COMPANY
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011
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

ITEM 1.    BUSINESS

General

        The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"). As of December 31, 2011, the Operating Partnership owned or had an ownership interest in 65 regional shopping centers and 14 community shopping centers totaling approximately 66 million square feet of gross leasable area ("GLA"). These 79 regional and community shopping centers are referred to herein as the "Centers," and consist of consolidated Centers ("Consolidated Centers") and unconsolidated joint venture Centers ("Unconsolidated Joint Venture Centers") as set forth in "Item 2. Properties," unless the context otherwise requires. The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Company's management companies, Macerich Property Management Company, LLC, a single member Delaware limited liability company, Macerich Management Company, a California corporation, Macerich Arizona Partners LLC, a single member Arizona limited liability company, Macerich Arizona Management LLC, a single member Delaware limited liability company, Macerich Partners of Colorado LLC, a Colorado limited liability company, MACW Mall Management, Inc., a New York corporation, and MACW Property Management, LLC, a single member New York limited liability company. All seven of the management companies are collectively referred to herein as the "Management Companies."

        The Company was organized as a Maryland corporation in September 1993. All references to the Company in this Annual Report on Form 10-K include the Company, those entities owned or controlled by the Company and predecessors of the Company, unless the context indicates otherwise.

        Financial information regarding the Company for each of the last three fiscal years is contained in the Company's Consolidated Financial Statements included in "Item 15. Exhibits and Financial Statement Schedules."

Recent Developments

  Acquisitions:

        On February 24, 2011, the Company increased its ownership interest in Kierland Commons, a 434,642 square foot community center in Scottsdale, Arizona, from 24.5% to 50%. The Company's share of the purchase price for this transaction was $34.2 million in cash and the assumption of $18.6 million of existing debt.

        On February 28, 2011, the Company, in a 50/50 joint venture, acquired The Shops at Atlas Park, a 377,924 square foot community center in Queens, New York, for a total purchase price of $53.8 million. The Company's share of the purchase price was $26.9 million and was funded from the Company's cash on hand.

        On February 28, 2011, the Company acquired the additional 50% ownership interest in Desert Sky Mall, an 893,863 square foot regional shopping center in Phoenix, Arizona, that it did not own. The total purchase price was $27.6 million, which included the assumption of the third party's pro rata share of the mortgage note payable on the property of $25.7 million. Concurrent with the purchase of the partnership interest, the Company paid off the $51.5 million loan on the property.

        On April 29, 2011, the Company purchased a fee interest in a freestanding Kohl's store at Capitola Mall in Capitola, California for $28.5 million. The purchase price was paid from cash on hand.

        On June 3, 2011, the Company acquired an additional 33.3% ownership interest in Arrowhead Towne Center, a 1,197,006 square foot regional shopping center in Glendale, Arizona, an additional 33.3% ownership interest in Superstition Springs Center, a 1,204,540 square foot regional shopping center in Mesa, Arizona, and an additional 50% ownership interest in the land under Superstition Springs Center in exchange for the Company's ownership interest in six anchor stores, including five former Mervyn's stores and a cash payment of $75.0 million. The cash purchase price was funded from borrowings under the Company's line of credit. This transaction is referred herein as the "GGP Exchange".

        On July 22, 2011, the Company acquired the Fashion Outlets of Niagara, a 529,059 square foot outlet center in Niagara Falls, New York. The initial purchase price of $200.0 million was funded by a cash payment of $78.6 million and the assumption of the mortgage note payable of $121.4 million. The cash purchase price was funded from borrowings under the Company's line of credit. The purchase and sale agreement includes contingent consideration based on the performance of the Fashion Outlets of Niagara from the acquisition date through July 21, 2014 that could increase the purchase price from the initial $200.0 million up to a maximum of $218.7 million. The Company estimated the fair value of the contingent consideration as of December 31, 2011 to be $14.8 million, which has been included in other accrued liabilities.

        On December 31, 2011, the Company and its joint venture partner reached agreement for the distribution and conveyance of interests in SDG Macerich Properties, L.P., a Delaware limited partnership ("SDG Macerich") that owned 11 regional malls in a 50/50 partnership. Six of the eleven assets were distributed to the Company on December 31, 2011. The Company received 100% ownership of Eastland Mall in Evansville, Indiana, Lake Square Mall in Leesburg, Florida, SouthPark Mall in Moline, Illinois, Southridge Mall in Des Moines, Iowa, NorthPark Mall in Davenport, Iowa and Valley Mall in Harrisonburg, Virginia (collectively referred to herein as the "SDG Acquisition Properties"). These wholly-owned assets were recorded at fair value at the date of transfer, which resulted in a gain of $188.3 million. The gain reflected the fair value of the net assets received in excess of the book value of the Company's interest in SDG Macerich. This transaction is referred to herein as the "SDG Transaction."

  Financing Activity:

        On January 18, 2011, the Company replaced the existing loan on Twenty Ninth Street with a new $107.0 million loan that bears interest at LIBOR plus 2.63% and matures on January 18, 2016.

        On February 1, 2011, the Company paid off the $50.3 million mortgage on Chesterfield Towne Center. The loan bore interest at an effective rate of 9.07% with a maturity in January 2024.

        On February 23, 2011 and November 28, 2011, the Company exercised options under the loan agreement on Danbury Fair Mall to borrow an additional $20.0 million and $10.0 million, respectively. The entire loan bears interest at an effective rate of 5.53%.

        On February 28, 2011, in connection with the acquisition of an additional 50% interest in Desert Sky Mall (See "Acquisitions" in Recent Developments), the Company paid off the existing $51.5 million loan on the property that bore interest at 1.36%.

        On March 10, 2011, the Company's joint venture in Inland Center replaced the existing loan on the property with a new $50.0 million loan that bears interest at LIBOR plus 3.0% and matures on April 1, 2016.

        On March 15, 2011, the Company paid off the $33.1 million loan on Capitola Mall that bore interest at an effective rate of 7.13%.

        On April 26, 2011, the Company's joint venture in Chandler Village Center replaced the existing loan on the property with a new $17.5 million loan that bears interest at LIBOR plus 2.25% and matures on March 1, 2014 with two one-year extension options.

        On May 2, 2011, the Company replaced the $1.5 billion line of credit that had matured on April 25, 2011 with a new $1.5 billion revolving line of credit that bears interest at LIBOR plus a spread of 1.75% to 3.0% depending on the Company's overall leverage and matures on May 2, 2015 with a one-year extension option. Based on the Company's current leverage levels, the borrowing rate on the new facility is LIBOR plus 2.0%. The new line of credit can be expanded, depending on certain conditions, up to a total facility of $2.0 billion less the outstanding balance of the $125.0 million unsecured term loan, as discussed below.

        On June 1, 2011, the Company paid off the $83.4 million loan on Pacific View that bore interest at an effective rate of 7.23%.

        On July 1, 2011, the Company paid off the $40.2 million loan on Rimrock Mall that bore interest at an effective rate of 7.57%.

        On July 1, 2011, the Company's joint venture in the Los Cerritos Center replaced the existing loan on the property with a new $200.0 million loan that bears interest at 4.50% and matures on July 1, 2018.

        On September 29, 2011, the Company's joint venture in Arrowhead Towne Center replaced the existing loan on the property with a new $230.0 million loan that bears interest at 4.30% and matures on October 5, 2018.

        On September 30, 2011, the Company paid off the $8.6 million loan on Hilton Village that bore interest at an effective rate of 5.27%.

        On October 28, 2011, the Company's joint venture in Superstition Springs Center replaced the existing loan on the property with a new $67.5 million loan that bears interest at LIBOR plus 2.30% and matures on October 28, 2016.

        In October 2011, the Company repurchased and retired $180.3 million of the 3.25% convertible senior notes due 2012 (the "Senior Notes") for $180.8 million.

        On December 8, 2011, the Company obtained a $125 million unsecured term loan under the Company's line of credit that bears interest at LIBOR plus 2.20% and matures on December 8, 2018.

        On December 9, 2011, the Company paid off the $19.0 million loan on La Cumbre Plaza that bore interest at an effective rate of 2.41%.

        On December 30, 2011, the Company conveyed Shoppingtown Mall to the lender by a deed-in-lieu of foreclosure. As a result, the Company has been discharged from the loan on the property (See "Other Transactions and Events" in Recent Developments).

        On February 1, 2012, the Company replaced the existing loan on Tucson La Encantada with a new $75.1 million loan that bears interest at 4.22% and matures on February 1, 2022.

        The Company has arranged a $140 million, 10-year fixed rate loan on Pacific View. The loan is expected to close in March 2012 with an interest rate of 4.00%. The property is currently unencumbered by debt.

        The Company expects to obtain in the near future a construction loan for the Fashion Outlets of Chicago that will allow for borrowings of up to $130 million and will bear interest at LIBOR plus 2.50% and mature in February 2015 with two one-year extension options. The loan will allow for an additional $10 million of borrowings, depending upon certain conditions.

        In February 2012, the Company entered into an arrangement for a $220.0 million, 10-year fixed rate loan to replace the existing loan on The Oaks. The new loan is expected to close in April 2012 with an interest rate of approximately 4.10%.

  Redevelopment and Development Activity:

        In August 2011, the Company entered into a joint venture agreement with a subsidiary of AWE/Talisman for the development of the Fashion Outlets of Chicago in the Village of Rosemont, Illinois. The Company will own 60% of the joint venture and AWE/Talisman will own 40%. The Center will be a fully enclosed two level, 528,000 square foot outlet center. The site is located within a mile of O'Hare International Airport. The project broke ground in November 2011 and is expected to be completed in Summer 2013. The total estimated project cost is approximately $200.0 million.

Other Transactions and Events:

        On July 15, 2010, a court appointed receiver assumed operational control of Valley View Center and responsibility for managing all aspects of the property. The Company anticipates the disposition of the asset, which is under the control of the receiver, will be executed through foreclosure, deed-in-lieu of foreclosure, or by some other means, and will be completed in the near future. Although the Company is no longer funding any cash shortfall, it continues to record the operations of Valley View Center until the title for the Center is transferred and its obligation for the loan is discharged. Once title to the Center is transferred, the Company will remove the net assets and liabilities from the Company's consolidated balance sheets. The mortgage note payable on Valley View Center is non-recourse to the Company.

        On April 1, 2011, the Company's joint venture in SDG Macerich conveyed Granite Run Mall to the mortgage note lender by a deed-in-lieu of foreclosure. The mortgage note was non-recourse. The Company's pro rata share of gain on early extinguishment of debt was $7.8 million.

        On May 11, 2011, the non-recourse mortgage note payable on Shoppingtown Mall went into maturity default. As a result of the maturity default and the corresponding reduction of the expected holding period, the Company recognized an impairment charge of $35.7 million to write-down the carrying value of the long-lived assets to its estimated fair value. On September 14, 2011, the Company exercised its right and redeemed the outside ownership interests in Shoppingtown Mall for a cash payment of $11.4 million. On December 30, 2011, the Company conveyed Shoppingtown Mall to the mortgage note lender by a deed-in-lieu of foreclosure. As a result of the conveyance, the Company recognized a $3.9 million additional loss on the disposal of the property.

        As of December 1, 2011, the Prescott Gateway non-recourse loan was in maturity default. The Company is negotiating with the lender and the outcome is uncertain at this time.

The Shopping Center Industry

  General:

        There are several types of retail shopping centers, which are differentiated primarily based on size and marketing strategy. Regional shopping centers generally contain in excess of 400,000 square feet of GLA and are typically anchored by two or more department or large retail stores ("Anchors") and are referred to as "Regional Shopping Centers" or "Malls." Regional Shopping Centers also typically contain numerous diversified retail stores ("Mall Stores"), most of which are national or regional retailers typically located along corridors connecting the Anchors. "Strip centers," "urban villages" or "specialty centers" ("Community Shopping Centers") are retail shopping centers that are designed to attract local or neighborhood customers and are typically anchored by one or more supermarkets, discount department stores and/or drug stores. Community Shopping Centers typically contain 100,000 square feet to 400,000 square feet of GLA. Outlet Centers generally contain a wide variety of designer and manufacturer stores located in an open-air center and typically range in size from 200,000 to 850,000 square feet of GLA. In addition, freestanding retail stores are located along the perimeter of the shopping centers ("Freestanding Stores"). Mall Stores and Freestanding Stores over 10,000 square feet are also referred to as "Big Box." Anchors, Mall Stores and Freestanding Stores and other tenants typically contribute funds for the maintenance of the common areas, property taxes, insurance, advertising and other expenditures related to the operation of the shopping center.

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

        Regional Shopping Centers have different strategies with regard to price, merchandise offered and tenant mix, and are generally tailored to meet the needs of their trade areas. Anchors are located along common areas in a configuration designed to maximize consumer traffic for the benefit of the Mall Stores. Mall GLA, which generally refers to GLA contiguous to the Anchors for tenants other than Anchors, is leased to a wide variety of smaller retailers. Mall Stores typically account for the majority of the revenues of a Regional Shopping Center.

Business of the Company

  Strategy:

        The Company has a long-term four-pronged business strategy that focuses on the acquisition, leasing and management, redevelopment and development of Regional Shopping Centers.

        Acquisitions.    The Company principally focuses on well-located, quality Regional Shopping Centers that can be dominant in their trade area and have strong revenue enhancement potential. In addition, the Company pursues other opportunistic acquisitions of property that include retail and will complement the Company's portfolio such as Outlet Centers. The Company subsequently seeks to improve operating performance and returns from these properties through leasing, management and redevelopment. Since its initial public offering, the Company has acquired interests in shopping centers nationwide. The Company believes that it is geographically well positioned to cultivate and maintain ongoing relationships with potential sellers and financial institutions and to act quickly when acquisition opportunities arise. (See "Recent Developments—Acquisitions").

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

        The Company believes that on-site property managers can most effectively operate the Centers. Each Center's property manager is responsible for overseeing the operations, marketing, maintenance and security functions at the Center. Property managers focus special attention on controlling operating costs, a key element in the profitability of the Centers, and seek to develop strong relationships with and be responsive to the needs of retailers.

        Similarly, the Company generally utilizes on-site and regionally located leasing managers to better understand the market and the community in which a Center is located. The Company continually assesses and fine tunes each Center's tenant mix, identifies and replaces underperforming tenants and seeks to optimize existing tenant sizes and configurations.

        On a selective basis, the Company provides property management and leasing services for third parties. The Company currently manages four regional shopping centers and three community centers for third party owners on a fee basis.

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

  The Centers

        As of December 31, 2011, the Centers consist of 65 Regional Shopping Centers and 14 Community Shopping Centers totaling approximately 66 million square feet of GLA. The 65 Regional Shopping Centers in the Company's portfolio average approximately 923,000 square feet of GLA and range in size from 2.1 million square feet of GLA at Tysons Corner Center to 314,000 square feet of GLA at Panorama Mall. The Company's 14 Community Shopping Centers have an average of approximately 298,000 square feet of GLA. As of December 31, 2011, the Centers included 256 Anchors totaling approximately 34.5 million square feet of GLA and approximately 8,100 Mall Stores and Freestanding Stores totaling approximately 31.8 million square feet of GLA.

  Competition

        There are numerous owners and developers of real estate that compete with the Company in its trade areas. There are eight other publicly traded mall companies in the United States and several large private mall companies, any of which under certain circumstances could compete against the Company for an acquisition of an Anchor or a tenant. In addition, other REITs, private real estate companies, and financial buyers compete with the Company in terms of acquisitions. This results in competition for both the acquisition of properties or centers and for tenants or Anchors to occupy space. Competition for property acquisitions may result in increased purchase prices and may adversely affect the Company's ability to make suitable property acquisitions on favorable terms. The existence of competing shopping centers could have a material adverse impact on the Company's ability to lease space and on the level of rents that can be achieved. There is also increasing competition from other retail formats and technologies, such as lifestyle centers, power centers, Internet shopping, home shopping networks, outlet centers, discount shopping clubs and mail-order services that could adversely affect the Company's revenues.

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

  Major Tenants

        The Centers derived approximately 79% of their total rents for the year ended December 31, 2011 from Mall Stores and Freestanding Stores under 10,000 square feet. Big Box and Anchor tenants accounted for 21% of total rents for the year ended December 31, 2011.

        The following retailers (including their subsidiaries) represent the 10 largest rent payers in the Centers (excluding Valley View Center, which is under the control of a court appointed receiver) based upon total rents in place as of December 31, 2011:

Tenant	Primary DBAs	Number of Locations in the Portfolio	% of Total Rents(1)
Limited Brands, Inc.	Victoria's Secret, Bath and Body Works, Victoria's Secret Beauty, PINK	118	2.4%
Gap Inc.	The Gap, Old Navy, Banana Republic, Gap Kids, Gap Body, Baby Gap, The Gap Outlet, Athleta	80	2.3%
Forever 21, Inc.	Forever 21, XXI Forever	40	1.9%
Golden Gate Capital	Express, Eddie Bauer, J. Jill, California Pizza Kitchen	78	1.9%
Foot Locker, Inc.	Champs Sports, Foot Locker, Foot Action USA, CCS, Lady Foot Locker, Kids Foot Locker	115	1.7%
Abercrombie & Fitch Co.	Abercrombie & Fitch, Hollister, abercrombie	64	1.4%
Luxottica Group S.P.A.	Sunglass Hut, LensCrafters, Oakley, Optical Shop of Aspen, Pearle Vision Center, Ilori, Sunglass Hut / Watch Station	133	1.3%
American Eagle Outfitters, Inc.	American Eagle, Aerie, 77Kids	53	1.2%
Nordstrom, Inc.	Nordstrom, Last Chance, Nordstrom Rack, Nordstrom Spa	21	1.1%
AT&T Mobility LLC(2)	AT&T, Cingular Wireless, AT&T Experience Store	30	1.1%

(1)
Total rents include minimum rents and percentage rents.

(2)
Includes AT&T Mobility office headquarters located at Redmond Town Center.

  Mall Stores and Freestanding Stores

        Mall Store and Freestanding Store leases generally provide for tenants to pay rent comprised of a base (or "minimum") rent and a percentage rent based on sales. In some cases, tenants pay only minimum rent, and in other cases, tenants pay only percentage rent. The Company has generally entered into leases for Mall Stores and Freestanding Stores that require tenants to pay a stated amount for operating expenses, generally excluding property taxes, regardless of the expenses the Company actually incurs at any Center. Additionally, certain leases for Mall Stores and Freestanding Stores contain provisions that require tenants to pay their pro rata share of maintenance of the common areas, property taxes, insurance, advertising and other expenditures related to the operations of the Center.

        Tenant space of 10,000 square feet and under in the Company's portfolio at December 31, 2011 comprises 66.9% of all Mall Store and Freestanding Store space. The Company uses tenant spaces of 10,000 square feet and under for comparing rental rate activity because this space is more consistent in terms of shape and configuration and, as such, the Company is able to provide a meaningful comparison of rental rate activity for this space. Mall Store and Freestanding Store space greater than 10,000 square feet is inconsistent in size and configuration throughout the Company's portfolio and as a result does not lend itself to a meaningful comparison of rental rate activity with the Company's other space. Most of the non-Anchor space over 10,000 square feet is not physically connected to the mall, does not share the same common area amenities and does not benefit from the foot traffic in the mall.

As a result, space greater than 10,000 square feet has a unique rent structure that is inconsistent with mall space under 10,000 square feet.

        The following tables set forth the average base rent per square foot for the Centers, as of December 31 for each of the past five years:

Mall Stores and Freestanding Stores under 10,000 square feet:

For the Years Ended December 31,	Avg. Base Rent Per Sq. Ft.(1)(2)	Avg. Base Rent Per Sq. Ft. on Leases Executed During the Year(2)(3)	Avg. Base Rent Per Sq. Ft. on Leases Expiring During the Year(2)(4)
Consolidated Centers:
2011(5)(6)	$38.80	$38.35	$35.84
2010(5)	$37.93	$34.99	$37.02
2009	$37.77	$38.15	$34.10
2008	$41.39	$42.70	$35.14
2007	$38.49	$43.23	$34.21
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2011	$53.72	$50.00	$38.98
2010	$46.16	$48.90	$38.39
2009	$45.56	$43.52	$37.56
2008	$42.14	$49.74	$37.61
2007	$38.72	$47.12	$34.87

Big Box and Anchors:

For the Years Ended December 31,	Avg. Base Rent Per Sq. Ft.(1)(2)	Avg. Base Rent Per Sq. Ft. on Leases Executed During the Year(2)(3)	Number of Leases Executed During the Year	Avg. Base Rent Per Sq. Ft. on Leases Expiring During the Year(2)(4)	Number of Leases Expiring During the Year
Consolidated Centers:
2011(5)(6)	$8.42	$10.87	21	$6.71	14
2010(5)	$8.64	$13.79	31	$10.64	10
2009	$9.66	$10.13	19	$20.84	5
2008	$9.53	$11.44	26	$9.21	18
2007	$9.08	$18.51	17	$20.13	3
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2011	$12.50	$21.43	15	$14.19	7
2010	$11.90	$24.94	20	$15.63	26
2009	$11.60	$31.73	16	$19.98	16
2008	$11.16	$14.38	14	$10.59	5
2007	$10.89	$18.21	13	$11.03	5

(1)
Average base rent per square foot is based on spaces occupied as of December 31 for each of the Centers and gives effect to the terms of each lease in effect, as of such date, including any concessions, abatements and other adjustments or allowances that have been granted to the tenants.

(2)
The leases for Promenade at Casa Grande, SanTan Village Power Center and SanTan Village Regional Center were excluded for the years ended December 31, 2007 and 2008 because they were under development. The leases for The Market at Estrella Falls were excluded for the years ended December 31, 2009 and 2008 because it was under development. The leases for Santa Monica Place were excluded for the years ended December 31, 2010, 2009 and 2008 because it was under redevelopment.

(3)
The average base rent per square foot on leases executed during the year represents the actual rent paid on a per square foot basis during the first twelve months of the lease.

(4)
The average base rent per square foot on leases expiring during the year represents the actual rent to be paid on a per square foot basis during the final twelve months of the lease.

(5)
The leases for Valley View Center were excluded because the Center is under the control of a court appointed receiver.

(6)
The leases for the SDG Acquisition Properties were included as Consolidated Centers for the year ended December 31, 2011. These Centers were included with Unconsolidated Joint Venture Centers for the years ended December 31, 2010, 2009, 2008 and 2007.

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

	For Years ended December 31,
	2011(1)(2)	2010(1)(2)	2009(1)	2008(1)	2007(1)
Consolidated Centers:
Minimum rents	8.2%	8.6%	9.1%	8.9%	8.0%
Percentage rents	0.5%	0.4%	0.4%	0.4%	0.4%
Expense recoveries(3)	4.1%	4.4%	4.7%	4.4%	3.8%

	12.8%	13.4%	14.2%	13.7%	12.2%

Unconsolidated Joint Venture Centers:
Minimum rents	9.1%	9.1%	9.4%	8.2%	7.3%
Percentage rents	0.4%	0.4%	0.4%	0.4%	0.5%
Expense recoveries(3)	3.9%	4.0%	4.3%	3.9%	3.2%

	13.4%	13.5%	14.1%	12.5%	11.0%

(1)
The SDG Acquisition Properties were included in the Consolidated Centers for the year ended December 31, 2011 and were included in the Unconsolidated Joint Venture Centers for the years ended December 31, 2010, 2009, 2008 and 2007.

(2)
The cost of occupancy excludes Valley View Center for the years ended December 31, 2011 and 2010 because the Center is under the control of a court appointed receiver.

(3)
Represents real estate tax and common area maintenance charges.

  Lease Expirations

        The following tables show scheduled lease expirations for Centers owned as of December 31, 2011, excluding Valley View Center because the Center is under the control of a court appointed receiver, for the next ten years, assuming that none of the tenants exercise renewal options:

Mall Stores and Freestanding Stores under 10,000 square feet:

Year Ending December 31,	Number of Leases Expiring	Approximate GLA of Leases Expiring(1)	% of Total Leased GLA Represented by Expiring Leases(1)	Ending Base Rent per Square Foot of Expiring Leases(1)	% of Base Rent Represented by Expiring Leases(1)
Consolidated Centers:
2012	472	992,496	14.19%	$37.69	12.96%
2013	389	747,012	10.68%	$41.25	10.68%
2014	343	736,723	10.53%	$38.20	9.75%
2015	312	712,830	10.19%	$38.17	9.43%
2016	330	801,817	11.46%	$39.42	10.96%
2017	302	765,037	10.94%	$42.76	11.34%
2018	258	650,012	9.29%	$43.24	9.74%
2019	215	551,606	7.89%	$44.74	8.55%
2020	171	396,273	5.67%	$52.21	7.17%
2021	178	470,084	6.72%	$42.97	7.00%
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2012	330	334,533	11.75%	$48.00	9.79%
2013	276	300,917	10.57%	$56.22	10.32%
2014	257	304,982	10.71%	$60.45	11.24%
2015	285	378,318	13.29%	$58.37	13.46%
2016	270	331,546	11.64%	$58.58	11.84%
2017	200	299,798	10.53%	$52.78	9.65%
2018	172	225,115	7.91%	$58.67	8.05%
2019	143	163,575	5.74%	$68.41	6.82%
2020	152	193,213	6.79%	$66.16	7.79%
2021	163	218,037	7.66%	$57.98	7.71%

Big Boxes and Anchors:

Year Ending December 31,	Number of Leases Expiring	Approximate GLA of Leases Expiring(1)	% of Total Leased GLA Represented by Expiring Leases(1)	Ending Base Rent per Square Foot of Expiring Leases(1)	% of Base Rent Represented by Expiring Leases(1)
Consolidated Centers:
2012	22	927,046	7.43%	$8.80	7.51%
2013	22	849,514	6.81%	$6.06	4.74%
2014	28	1,480,080	11.86%	$6.86	9.36%
2015	21	1,040,554	8.34%	$5.80	5.56%
2016	24	1,375,312	11.02%	$5.78	7.32%
2017	29	1,280,621	10.26%	$7.77	9.16%
2018	17	282,922	2.27%	$16.11	4.20%
2019	15	236,747	1.90%	$20.85	4.55%
2020	27	792,185	6.35%	$8.75	6.38%
2021	25	937,074	7.51%	$14.36	12.40%
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2012	11	201,175	4.21%	$9.34	2.94%
2013	22	326,992	6.84%	$15.00	7.67%
2014	22	381,504	7.97%	$16.10	9.61%
2015	35	912,606	19.08%	$8.86	12.65%
2016	30	500,111	10.45%	$13.94	10.90%
2017	12	148,209	3.10%	$26.08	6.04%
2018	10	316,693	6.62%	$5.45	2.70%
2019	12	215,198	4.50%	$19.14	6.44%
2020	19	637,413	13.32%	$13.24	13.20%
2021	11	220,629	4.61%	$11.56	3.99%

(1)
The ending base rent per square foot on leases expiring during the period represents the final year minimum rent, on a cash basis, for tenant leases expiring during the year. Currently, 62% of leases have provisions for future consumer price index increases that are not reflected in ending base rent. Leases for the SDG Acquisition Properties are included in the Consolidated Centers. The leases for The Shops at Atlas Park and South Ridge Mall were excluded as these properties are under redevelopment.

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

        Anchors accounted for approximately 7.3% of the Company's total rents for the year ended December 31, 2011.

        The following table identifies each Anchor, each parent company that owns multiple Anchors and the number of square feet owned or leased by each such Anchor or parent company in the Company's portfolio at December 31, 2011. Anchors at Valley View Center are excluded from the table below because the Center is under the control of a court appointed receiver.

Name	Number of Anchor Stores	GLA Owned by Anchor	GLA Leased by Anchor	Total GLA Occupied by Anchor
Macy's Inc.
Macy's(1)	51	5,419,918	2,959,858	8,379,776
Bloomingdale's	2	—	357,644	357,644

Total	53	5,419,918	3,317,502	8,737,420
Sears Holdings Corporation
Sears	39	3,588,537	1,589,613	5,178,150
Great Indoors, The	1	—	131,051	131,051
K-Mart	1	—	86,479	86,479

Total	41	3,588,537	1,807,143	5,395,680
jcpenney	37	2,162,764	2,844,218	5,006,982
Dillard's	23	3,343,556	557,112	3,900,668
Nordstrom	14	720,349	1,676,891	2,397,240
Target(2)	10	870,830	452,533	1,323,363
Forever 21(1)	10	154,518	791,461	945,979
The Bon-Ton Stores, Inc.
Younkers	3	—	317,241	317,241
Bon-Ton, The	1	—	71,222	71,222
Herberger's	2	188,000	53,317	241,317

Total	6	188,000	441,780	629,780
Neiman Marcus(3)	4	120,000	409,058	529,058
Kohl's	5	164,902	240,041	404,943
Home Depot	3	—	394,932	394,932
Wal-Mart	2	371,527	—	371,527
Costco	2	—	321,419	321,419
Lord & Taylor	3	120,635	199,372	320,007
Boscov's	2	—	301,350	301,350
Burlington Coat Factory	3	174,449	86,706	261,155
Dick's Sporting Goods	3	—	257,241	257,241
Belk	3	—	200,925	200,925
Von Maur	2	186,686	—	186,686
La Curacao	1	—	164,656	164,656
Barneys New York	2	—	141,398	141,398
Lowe's	1	135,197	—	135,197
Garden Ridge	1	—	109,933	109,933
Saks Fifth Avenue	1	—	92,000	92,000
Mercado de los Cielos	1	—	77,500	77,500
L.L. Bean	1	—	75,778	75,778
Best Buy	1	65,841	—	65,841
Sports Authority	1	—	52,250	52,250
Bealls	1	—	40,000	40,000
Vacant Anchors(4)	6	—	688,359	688,359

Total	243	17,787,709	15,741,558	33,529,267
Anchors at Centers not owned by the Company(5):
Forever 21	5	—	397,726	397,726
Burlington Coat Factory	1	—	85,000	85,000
Kohl's	1	—	82,600	82,600
Cabela's	1	—	75,330	75,330
Vacant Anchors(5)	5	—	377,823	377,823

Total	256	17,787,709	16,760,037	34,547,746

(1)
Macy's is scheduled to open a 103,000 square foot store at Mall of Victor Valley in 2013. The Forever 21 at Mall of Victor Valley closed in January 2012.

(2)
Target is scheduled to open a 98,000 square foot store at Capitola Mall in Summer of 2012.

(3)
Neiman Marcus is scheduled to open an 88,000 square foot store at Broadway Plaza in March of 2012.

(4)
The Company is currently seeking various replacement tenants and/or contemplating redevelopment opportunities for these vacant sites.

(5)
The Company owns a portfolio of 15 former Mervyn's stores located at shopping centers not owned by the Company. Of these 15 stores, five have been leased to Forever 21, one has been leased to Kohl's, one has been leased to Burlington Coat Factory, one has been leased to Cabela's, two have been leased for non-Anchor usage and the remaining five former Mervyn's locations are vacant. The Company is currently seeking replacement tenants for these vacant sites.

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

        See "Item 1A. Risk Factors—Possible environmental liabilities could adversely affect us."

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

Employees

        As of December 31, 2011, the Company had approximately 1,377 employees, of which approximately 1,094 were full-time. Unions represent five of these employees. The Company believes that relations with its employees are good.

Seasonality

        For a discussion of the extent to which the Company's business may be seasonal, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Management's Overview and Summary—Seasonality."

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
    Compensation Committee Charter
    Executive Committee Charter
    Nominating and Corporate Governance Committee Charter

        You may also request copies of any of these documents by writing to:

    Attention: Corporate Secretary
    The Macerich Company
    401 Wilshire Blvd., Suite 700
    Santa Monica, CA 90401

ITEM 1A.    RISK FACTORS

        The following factors could cause our actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by our management from time to time. This list should not be considered to be a complete statement of all potential risks or uncertainties as it does not describe additional risks of which we are not presently aware or that we do not currently consider material. We may update our risk factors from time to time in our future periodic reports. Any of these factors may have a material adverse effect on our business, financial condition, operating results and cash flows.

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

        The U.S. economy is still experiencing weakness from the severe recession that began in 2007 and resulted in increased unemployment, the bankruptcy or weakened financial condition of a number of large retailers, a decline in residential and commercial property values and reduced demand and rental rates for retail space. Although the U.S. economy has improved, high levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels and may not for a number of years. We may continue to experience downward pressure on the rental rates we are able to charge as leases signed prior to the recession expire, and tenants may declare bankruptcy, announce store closings or fail to meet their lease obligations, any of which could adversely affect the value of our properties and our financial condition and results of operations.

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

We are in a competitive business.

        There are numerous owners and developers of real estate that compete with us in our trade areas. There are seven other publicly traded mall companies in the United States and several large private mall companies, any of which under certain circumstances could compete against us for an acquisition of an Anchor or a tenant. In addition, other REITs, private real estate companies, and financial buyers compete with us in terms of acquisitions. This results in competition both for the acquisition of properties or centers and for tenants or Anchors to occupy space. Competition for property acquisitions may result in increased purchase prices and may adversely affect our ability to make suitable property acquisitions on favorable terms. The existence of competing shopping centers could have a material adverse impact on our ability to lease space and on the level of rents that can be achieved. There is also increasing competition from other retail formats and technologies, such as lifestyle centers, power centers, Internet shopping, home shopping networks, outlet centers, discount shopping clubs and mail-order services that could adversely affect our revenues.

We may be unable to renew leases, lease vacant space or re-let space as leases expire, which could adversely affect our financial condition and results of operations.

        There are no assurances that our leases will be renewed or that vacant space in our Centers will be re-let at net effective rental rates equal to or above the current average net effective rental rates or that substantial rent abatements, tenant improvements, early termination rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants. If the rental rates at our Centers decrease, if our existing tenants do not renew their leases or if we do not re-let a significant portion of our available space and space for which leases will expire, our financial condition and results of operations could be adversely affected.

If Anchors or other significant tenants experience a downturn in their business, close or sell stores or declare bankruptcy, our financial condition and results of operations could be adversely affected.

        Our financial condition and results of operations could be adversely affected if a downturn in the business of, or the bankruptcy or insolvency, of an Anchor or other significant tenant leads them to close retail stores or terminate their leases after seeking protection under the bankruptcy laws from their creditors, including us as lessor. In recent years a number of companies in the retail industry, including some of our tenants, have declared bankruptcy or have gone out of business. We may be unable to re-let stores vacated as a result of voluntary closures or the bankruptcy of a tenant. Furthermore, if the store sales of retailers operating at our Centers decline significantly due to adverse economic conditions or for any other reason, tenants might be unable to pay their minimum rents or expense recovery charges. In the event of a default by a lessee, the affected Center may experience delays and costs in enforcing its rights as lessor.

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

        Our total outstanding loan indebtedness at December 31, 2011 was $6.2 billion (which includes $852.8 million of unsecured debt and $1.9 billion of our pro rata share of joint venture debt). Approximately $737.0 million of such indebtedness (at our pro rata share), including $437.8 million of Senior Notes, matures in 2012 (excluding Valley View Center, Prescott Gateway and refinancing transactions that have recently closed). As a result of this substantial indebtedness, we are required to use a material portion of our cash flow to service principal and interest on our debt, which limits the amount of cash available for other business opportunities. We are also subject to the risks normally associated with debt financing, including the risk that our cash flow from operations will be insufficient to meet required debt service and that rising interest rates could adversely affect our debt service costs. In addition, our use of interest rate hedging arrangements may expose us to additional risks, including that the counterparty to the arrangement may fail to honor its obligations and that termination of these arrangements typically involves costs such as transaction fees or breakage costs. Furthermore, a majority of our Centers are mortgaged to secure payment of indebtedness, and if income from the Center is insufficient to pay that indebtedness, the Center could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value.

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

        We depend primarily on external financings, principally debt financings and, in more limited circumstances, equity financings, to fund the growth of our business and to ensure that we can meet ongoing maturities of our outstanding debt. Our access to financing depends on the willingness of banks, lenders and other institutions to lend to us based on their underwriting criteria which can fluctuate with market conditions and on conditions in the capital markets in general. The credit markets experienced a severe dislocation during 2008 and 2009, which, for certain periods of time, resulted in the near unavailability of debt financing for even the most creditworthy borrowers. Although the credit markets have recovered from this severe dislocation, there are a number of continuing effects, including a weakening of many traditional sources of debt financing and changes in underwriting standards and terms. Since the severe recession that began in 2007, the capital markets have also experienced and may continue to experience significant volatility and disruption. While the capital markets have shown signs of improvement, the sustainability of an economic recovery is uncertain and additional levels of market disruption and volatility could materially adversely impact our ability to access the capital markets for equity financings. There are no assurances that we will continue to be able to obtain the financing we need for future growth or to meet our debt service as obligations mature, or that the financing will be available to us on acceptable terms, or at all. In addition, any debt refinancing could also impose more restrictive terms.

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

        We own partial interests in property partnerships that own 34 Joint Venture Centers as well as several development sites. We may acquire partial interests in additional properties through joint venture arrangements. Investments in Joint Venture Centers involve risks different from those of investments in Wholly Owned Centers.

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

        In addition, some of our outside partners control the day-to-day operations of two Joint Venture Centers (NorthPark Center and West Acres Center). We, therefore, do not control cash distributions from these Centers, and the lack of cash distributions from these Centers could jeopardize our ability to maintain our qualification as a REIT. Furthermore, certain Joint Venture Centers have debt that could become recourse debt to us if the Joint Venture Center is unable to discharge such debt obligation.

        Our percentage ownership interest in the equity of a joint venture vehicle may not reflect our economic interest in the Joint Venture Center owned by the entity, since each joint venture has various agreements regarding cash flow, profits and losses, allocations, capital requirements, priority on return of capital, preferential returns to joint venture partners, incentive compensation for the joint venture manager and other matters.

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

        In addition, we currently hold certain of our properties through subsidiaries that have elected to be taxed as REITs and we may in the future determine that it is in our best interests to hold one or more of our other properties through one or more subsidiaries that elect to be taxed as REITs. If any of these subsidiaries fails to qualify as a REIT for U.S. federal income tax purposes, then we may also fail to qualify as a REIT for U.S. federal income tax purposes.

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

Tax legislative or regulatory action could adversely affect investors.

        In recent years, numerous legislative, judicial, and administrative changes have been made to the U.S. federal income tax laws applicable to investments similar to an investment in our stock. Additional changes to tax laws are likely to continue in the future, and we cannot assure you that any such changes will not adversely affect the taxation of us or our stockholders. Any such changes could have an adverse effect on an investment in our stock or on the market value or the resale potential of our properties.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        The following table sets forth certain information regarding the Centers and other locations that are wholly owned or partly owned by the Company. Valley View Center is excluded from the table below because it is under the control of a court appointed receiver.

Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Anchors
CONSOLIDATED CENTERS
100%	Capitola Mall(4) Capitola, California	1977/1995	1988	586,077	196,360	84.6%	Kohl's, Macy's, Sears, Target(5)
50.1%	Chandler Fashion Center Chandler, Arizona	2001/2002	—	1,324,101	638,941	97.3%	Dillard's, Macy's, Nordstrom, Sears
100%	Chesterfield Towne Center Richmond, Virginia	1975/1994	2000	1,018,373	474,801	92.4%	Garden Ridge, jcpenney, Macy's, Sears
100%	Danbury Fair Mall Danbury, Connecticut	1986/2005	2010	1,273,331	567,091	97.9%	Forever 21, jcpenney, Lord & Taylor, Macy's, Sears
100%	Deptford Mall Deptford, New Jersey	1975/2006	1990	1,042,374	345,932	99.6%	Boscov's, jcpenney, Macy's, Sears
100%	Desert Sky Mall Phoenix, Arizona	1981/2002	2007	893,863	283,368	91.5%	Burlington Coat Factory, Dillard's, La Curacao, Mercado, Sears
100%	Eastland Mall(4) Evansville, Indiana	1978/1998	1996	1,040,941	551,797	96.9%	Dillard's, jcpenney, Macy's
100%	Fashion Outlets of Niagara Niagara Falls, New York	1982/2011	2009	529,059	529,059	95.8%	—
100%	Fiesta Mall Mesa, Arizona	1979/2004	2009	932,613	414,422	85.0%	Dillard's, Macy's, Sears
100%	Flagstaff Mall Flagstaff, Arizona	1979/2002	2007	347,379	143,367	93.4%	Dillard's, jcpenney, Sears
50.1%	Freehold Raceway Mall Freehold, New Jersey	1990/2005	2007	1,671,413	877,881	94.8%	jcpenney, Lord & Taylor, Macy's, Nordstrom, Sears
100%	Fresno Fashion Fair Fresno, California	1970/1996	2006	962,083	401,202	96.4%	Forever 21, jcpenney, Macy's (two)
100%	Great Northern Mall(6) Clay, New York	1988/2005	—	892,196	562,208	95.8%	Macy's, Sears
100%	Green Tree Mall Clarksville, Indiana	1968/1975	2005	805,227	299,642	86.0%	Burlington Coat Factory, Dillard's jcpenney, Sears
100%	La Cumbre Plaza(4) Santa Barbara, California	1967/2004	1989	493,441	176,441	85.7%	Macy's, Sears
100%	Lake Square Mall Leesburg, Florida	1980/1998	1995	558,802	262,765	82.2%	Belk, jcpenney, Sears, Target
100%	Northgate Mall San Rafael, California	1964/1986	2010	715,847	245,516	95.9%	Kohl's, Macy's, Sears
100%	NorthPark Mall Davenport, Iowa	1973/1998	2001	1,075,312	424,856	87.8%	Dillard's, jcpenney, Sears, Von Maur, Younkers
100%	Northridge Mall Salinas, California	1972/2003	1994	887,323	350,343	95.0%	Forever 21, jcpenney, Macy's, Sears
100%	Oaks, The Thousand Oaks, California	1978/2002	2009	1,134,640	577,147	96.1%	jcpenney, Macy's (two), Nordstrom
100%	Pacific View Ventura, California	1965/1996	2001	1,017,283	368,469	95.6%	jcpenney, Macy's, Sears, Target
100%	Panorama Mall Panorama, California	1955/1979	2005	314,203	149,203	94.2%	Wal-Mart
100%	Paradise Valley Mall Phoenix, Arizona	1979/2002	2009	1,146,037	365,908	89.1%	Costco, Dillard's, jcpenney, Macy's, Sears
100%	Prescott Gateway Prescott, Arizona	2002/2002	2004	583,959	339,771	80.4%	Dillard's, jcpenney, Sears
51.3%	Promenade at Casa Grande Casa Grande, Arizona	2007/—	2009	930,309	492,876	95.1%	Dillard's, jcpenney, Kohl's, Target
100%	Rimrock Mall Billings, Montana	1978/1996	1999	597,688	289,786	87.4%	Dillard's (two), Herberger's, jcpenney
100%	Rotterdam Square Schenectady, New York	1980/2005	1990	585,217	275,442	87.4%	K-Mart, Macy's, Sears
100%	Salisbury, Centre at Salisbury, Maryland	1990/1995	2005	861,272	363,856	95.7%	Boscov's, jcpenney, Macy's, Sears
100%	Santa Monica Place Santa Monica, California	1980/1999	2010	471,623	248,202	89.3%	Bloomingdale's, Nordstrom
84.9%	SanTan Village Regional Center Gilbert, Arizona	2007/—	2009	979,184	641,933	96.9%	Dillard's, Macy's
100%	Somersville Towne Center Antioch, California	1966/1986	2004	349,264	176,079	84.7%	Macy's, Sears
100%	SouthPark Mall Moline, Illinois	1974/1998	1990	1,017,105	439,049	85.6%	Dillard's, jcpenney, Sears, Von Maur, Younkers

Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Anchors
100%	South Plains Mall Lubbock, Texas	1972/1998	1995	1,070,421	410,634	86.9%	Bealls, Dillard's (two), jcpenney, Sears
100%	South Towne Center Sandy, Utah	1987/1997	1997	1,274,936	498,424	95.8%	Dillard's, Forever 21, jcpenney, Macy's, Target
100%	Towne Mall Elizabethtown, Kentucky	1985/2005	1989	340,619	169,747	82.8%	Belk, jcpenney, Sears
100%	Twenty Ninth Street(4) Boulder, Colorado	1963/1979	2007	832,711	541,057	92.4%	Home Depot, Macy's
100%	Valley Mall Harrisonburg, Virginia	1978/1998	1992	464,200	191,212	86.7%	Belk, jcpenney, Target
100%	Valley River Center(6) Eugene, Oregon	1969/2006	2007	912,121	336,057	93.3%	jcpenney, Macy's, Sports Authority
100%	Victor Valley, Mall of Victorville, California	1986/2004	2006	544,728	270,879	97.1%	Forever 21, jcpenney, Sears, Macy's(7)
100%	Vintage Faire Mall Modesto, California	1977/1996	2008	1,128,825	428,476	98.0%	Forever 21, jcpenney, Macy's (two), Sears
100%	Westside Pavilion Los Angeles, California	1985/1998	2007	754,228	396,100	96.1%	Macy's, Nordstrom
100%	Wilton Mall Saratoga Springs, New York	1990/2005	1998	689,588	454,288	94.6%	The Bon-Ton, jcpenney, Sears

	Total/Average Consolidated Centers			35,049,916	16,170,587	92.8%

UNCONSOLIDATED JOINT VENTURE CENTERS (VARIOUS PARTNERS):
66.7%	Arrowhead Towne Center Glendale, Arizona	1993/2002	2004	1,197,006	389,229	97.7%	Dick's Sporting Goods, Dillard's, Forever 21, jcpenney, Macy's, Sears
50%	Biltmore Fashion Park Phoenix, Arizona	1963/2003	2006	525,537	220,537	81.1%	Macy's, Saks Fifth Avenue
50%	Broadway Plaza(4) Walnut Creek, California	1951/1985	1994	777,714	215,670	99.3%	Macy's (two), Neiman Marcus(8), Nordstrom
51%	Cascade Mall(9) Burlington, Washington	1989/1999	1998	586,386	262,150	88.1%	jcpenney, Macy's (two), Sears, Target
50.1%	Corte Madera, Village at Corte Madera, California	1985/1998	2005	439,167	221,167	98.4%	Macy's, Nordstrom
25%	FlatIron Crossing Broomfield, Colorado	2000/2002	2009	1,482,673	838,932	86.4%	Dick's Sporting Goods, Dillard's, Macy's, Nordstrom
50%	Inland Center(4)(6) San Bernardino, California	1966/2004	2004	933,031	205,160	98.0%	Forever 21, Macy's, Sears
51%	Kitsap Mall(9) Silverdale, Washington	1985/1999	1997	846,231	386,248	90.4%	jcpenney, Kohl's, Macy's, Sears
51%	Lakewood Center(9) Lakewood, California	1953/1975	2008	2,051,832	986,485	90.9%	Costco, Forever 21, Home Depot, jcpenney, Macy's, Target
51%	Los Cerritos Center(6)(9) Cerritos, California	1971/1999	2010	1,300,162	505,568	96.0%	Forever 21, Macy's, Nordstrom, Sears
50%	North Bridge, The Shops at(4) Chicago, Illinois	1998/2008	—	679,175	419,175	83.5%	Nordstrom
50%	NorthPark Center(4) Dallas, Texas	1965/2004	2005	1,946,178	893,858	94.7%	Barneys New York, Dillard's, Macy's, Neiman Marcus, Nordstrom
51%	Queens Center(4) Queens, New York	1973/1995	2004	967,527	410,803	97.3%	jcpenney, Macy's
51%	Redmond Town Center(4)(9) Redmond, Washington	1997/1999	2004	692,481	582,481	82.0%	Macy's
50%	Ridgmar Fort Worth, Texas	1976/2005	2000	1,273,518	399,545	85.0%	Dillard's, jcpenney, Macy's, Neiman Marcus, Sears
50%	Scottsdale Fashion Square Scottsdale, Arizona	1961/2002	2009	1,802,237	831,977	95.1%	Barneys New York, Dillard's, Macy's, Neiman Marcus, Nordstrom
51%	Stonewood Center(4)(9) Downey, California	1953/1997	1991	931,384	357,624	96.3%	jcpenney, Kohl's, Macy's, Sears
66.7%	Superstition Springs Center(4) Mesa, Arizona	1990/2002	2002	1,204,540	441,246	91.4%	Best Buy, Burlington Coat Factory, Dillard's, jcpenney, Macy's, Sears
50%	Tysons Corner Center(4) McLean, Virginia	1968/2005	2005	1,985,179	1,096,937	98.9%	Bloomingdale's, L.L. Bean, Lord & Taylor, Macy's, Nordstrom
51%	Washington Square(9) Portland, Oregon	1974/1999	2005	1,453,607	518,580	89.3%	Dick's Sporting Goods, jcpenney, Macy's, Nordstrom, Sears
19%	West Acres Fargo, North Dakota	1972/1986	2001	977,057	424,502	100.0%	Herberger's, jcpenney, Macy's, Sears

	Total/Average Unconsolidated Joint Venture Centers (Various Partners)			24,052,622	10,607,874	92.4%

	Total/Average before Community Centers			59,102,538	26,778,461	92.7%

Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Anchors
COMMUNIUTY / SPECIALTY CENTERS:
100%	Borgata, The(10) Scottsdale, Arizona	1981/2002	2006	93,693	93,693	81.2%	—
50%	Boulevard Shops(11) Chandler, Arizona	2001/2002	2004	184,816	184,816	97.1%	—
75%	Camelback Colonnade(6)(11) Phoenix, Arizona	1961/2002	1994	618,804	538,804	97.0%	—
100%	Carmel Plaza(10) Carmel, California	1974/1998	2006	111,945	111,945	93.1%	—
50%	Chandler Festival(11) Chandler, Arizona	2001/2002	—	500,426	365,229	81.6%	Lowe's
50%	Chandler Gateway(11) Chandler, Arizona	2001/2002	—	259,535	128,484	97.8%	The Great Indoors
50%	Chandler Village Center(11) Chandler, Arizona	2004/2002	2006	273,439	130,306	94.7%	Target
39.7%	Estrella Falls, The Market at(11) Goodyear, Arizona	2009/—	2009	238,083	238,083	96.1%	—
100%	Flagstaff Mall, The Marketplace at(4)(10) Flagstaff, Arizona	2007/—	—	267,551	147,021	100.0%	Home Depot
100%	Hilton Village(4)(10) Scottsdale, Arizona	1982/2002	—	79,814	79,814	90.9%	—
50%	Kierland Commons(11) Scottsdale, Arizona	1999/2005	2003	434,642	434,642	87.1%	—
34.9%	SanTan Village Power Center(11) Gilbert, Arizona	2004/—	2007	491,037	284,510	91.8%	Wal-Mart
100%	Tucson La Encantada(10) Tucson, Arizona	2002/2002	2005	242,370	242,370	91.5%	—

	Total/Average Community / Specialty Centers			3,796,155	2,979,717	91.9%

	Total before major development and redevelopment properties and other assets			62,898,693	29,758,178	92.6%

MAJOR DEVELOPMENT AND REDEVELOPMENT PROPERTIES:
50%	Atlas Park, The Shops at Queens, New York	2006/2011	—	377,924	377,924	(12)	—
100%	SouthRidge Mall(6) Des Moines, Iowa	1975/1998	1998	868,532	479,780	(12)	Sears, Target, Younkers

	Total Major Development and Redevelopment Properties			1,246,456	857,704

OTHER ASSETS:
100%	Various(10)(13)			1,159,177	140,698	100.0%	Burlington Coat Factory, Cabela's, Forever 21, Kohl's
100%	Hilton Village-Office(4)(10) Scottsdale, Arizona			17,142	17,142	23.9%	—
100%	Paradise Village Ground Leases(10) Phoenix, Arizona			57,904	57,904	89.2%	—
100%	Paradise Village Office Park II(10) Phoenix, Arizona			46,040	46,040	81.9%	—
51%	Redmond Town Center-Office(9)(11) Redmond, Washington			582,373	582,373	100.0%	—
50%	Scottsdale Fashion Square-Office(11) Scottsdale, Arizona			122,897	122,897	89.8%	—
50%	Tysons Corner Center-Office(4)(11) McLean, Virginia			166,289	166,289	73.7%	—
30%	Wilshire Boulevard(11) Santa Monica, California			40,000	40,000	100.0%	—

	Total Other Assets			2,191,822	1,173,343

	Grand Total at December 31, 2011			66,336,971	31,789,225

(1)
The Company's ownership interest in this table reflects its legal ownership interest but may not reflect its economic interest since each joint venture has various agreements regarding cash flow, profits and losses, allocations, capital requirements, priorities on liquidation or sale and other matters.

(2)
With respect to 64 Centers, the underlying land controlled by the Company is owned in fee entirely by the Company, or, in the case of Joint Venture Centers, by the joint venture property partnership or limited liability company. With respect to the remaining 15 Centers, the underlying land controlled by the Company is owned by third parties and leased to the Company, the property partnership or the limited liability company pursuant to long-term ground leases. Under the terms of a typical ground lease, the Company, the property partnership or the limited liability company pays rent for the use of the land and is generally responsible for all costs and expenses associated with the building and improvements. In some cases, the Company, the property partnership or the limited liability company has an option or right of first refusal to purchase the land. The termination dates of the ground leases range from 2013 to 2132.

(3)
Includes GLA attributable to Anchors (whether owned or non-owned) and Mall and Freestanding Stores as of December 31, 2011.

(4)
Portions of the land on which the Center is situated are subject to one or more ground leases.

(5)
Target is scheduled to open a 98,000 square foot store at Capitola Mall in Summer 2012.

(6)
These properties have a vacant Anchor location. The Company is seeking various replacement tenants and/or contemplating redevelopment opportunities for these vacant sites.

(7)
Macy's is scheduled to open a 103,000 square foot store at Mall at Victor Valley in 2013. The Forever 21 at Mall of Victor Valley closed in January 2012.

(8)
Neiman Marcus is scheduled to open an 88,000 square foot store at Broadway Plaza in March 2012.

(9)
These properties are in an unconsolidated joint venture with Pacific Premier Retail LP.

(10)
Included in Consolidated Centers.

(11)
Included in Unconsolidated Joint Venture Centers.

(12)
Tenant spaces have been intentionally held off the market and remain vacant because of major development or redevelopment plans. As a result, the Company believes the percentage of mall and freestanding GLA leased at these major development and redevelopment properties is not meaningful data.

(13)
The Company owns a portfolio of 15 former Mervyn's stores located at shopping centers not owned by the Company. Of these 15 stores, five have been leased to Forever 21, one has been leased to Kohl's, one has been leased to Burlington Coat Factory, one has been leased to Cabela's, two have been leased for non-Anchor usage and the remaining five former Mervyn's locations are vacant. The Company is currently seeking replacement tenants for these vacant sites. With respect to ten of the 15 stores, the underlying land is owned in fee entirely by the Company. With respect to the remaining five stores, the underlying land is owned by third parties and leased to the Company pursuant to long-term building or ground leases. Under the terms of a typical building or ground lease, the Company pays rent for the use of the building or land and is generally responsible for all costs and expenses associated with the building and improvements. In some cases, the Company has an option or right of first refusal to purchase the land. The termination dates of the ground leases range from 2018 to 2027.

Mortgage Debt

        The following table sets forth certain information regarding the mortgages encumbering the Centers, including those Centers in which the Company has less than a 100% interest. The information set forth below is as of December 31, 2011 (dollars in thousands):

Property Pledged as Collateral	Fixed or Floating	Carrying Amount(1)	Interest Rate(2)	Annual Debt Service(3)	Maturity Date(4)	Balance Due on Maturity	Earliest Date Notes Can Be Defeased or Be Prepaid
Consolidated Centers:
Chandler Fashion Center(5)	Fixed	$155,489	5.50%	$12,516	11/1/12	$152,097	Any Time
Danbury Fair Mall(6)(7)	Fixed	244,763	5.53%	16,212	10/1/20	188,854	Any Time
Deptford Mall	Fixed	172,500	5.41%	9,338	1/15/13	172,500	Any Time
Deptford Mall	Fixed	15,030	6.46%	1,212	6/1/16	13,877	Any Time
Eastland Mall(8)	Fixed	168,000	5.79%	9,732	6/1/16	168,000	Any Time
Fashion Outlets of Niagara(9)	Fixed	129,025	4.89%	5,908	10/6/20	103,810	Any Time
Fiesta Mall	Fixed	84,000	4.98%	4,176	1/1/15	84,000	Any Time
Flagstaff Mall	Fixed	37,000	5.03%	1,860	11/1/15	37,000	Any Time
Freehold Raceway Mall(5)	Fixed	232,900	4.20%	9,788	1/1/18	216,258	1/1/14
Fresno Fashion Fair(7)	Fixed	163,467	6.76%	13,248	8/1/15	154,596	Any Time
Great Northern Mall	Fixed	37,256	5.19%	2,808	12/1/13	35,566	Any Time
Northgate, The Mall at(10)	Floating	38,115	7.00%	2,668	1/1/15	38,115	Any Time
Oaks, The(11)	Floating	257,264	2.26%	5,820	7/10/13	257,264	Any Time
Paradise Valley Mall(12)	Floating	84,000	6.30%	5,292	8/31/14	82,000	Any Time
Prescott Gateway(13)	Fixed	60,000	5.86%	3,516	12/1/11	60,000	Any Time
Promenade at Casa Grande(14)	Floating	76,598	5.21%	3,989	12/30/13	76,598	Any Time
Salisbury, Center at	Fixed	115,000	5.83%	6,708	5/1/16	115,000	Any Time
SanTan Village Regional Center(15)	Floating	138,087	2.69%	3,720	6/13/13	138,087	Any Time
South Plains Mall	Fixed	102,760	6.55%	7,776	4/11/15	97,824	3/31/12
South Towne Center	Fixed	86,525	6.39%	6,648	11/5/15	81,162	Any Time
Towne Mall	Fixed	12,801	4.99%	1,206	11/1/12	12,316	Any Time
Tucson La Encantada(16)	Fixed	75,315	5.84%	4,398	6/1/12	74,931	Any Time
Twenty Ninth Street(17)	Floating	107,000	3.12%	3,338	1/18/16	102,776	1/18/12
Valley Mall(18)	Fixed	43,543	5.85%	2,544	6/1/16	40,169	Any Time
Valley River Center	Fixed	120,000	5.59%	6,708	2/1/16	120,000	Any Time
Valley View Center(19)	Fixed	125,000	5.72%	7,152	1/1/11	125,000	Any Time
Victor Valley, Mall of(20)	Floating	97,000	2.13%	2,064	5/6/13	97,000	Any Time
Vintage Faire Mall(21)	Floating	135,000	3.56%	4,812	4/27/15	130,252	4/27/12
Westside Pavilion(22)	Floating	175,000	2.53%	4,428	6/5/13	175,000	Any Time
Wilton Mall(23)	Floating	40,000	1.28%	516	8/1/13	40,000	Any Time

		$3,328,438

Property Pledged as Collateral	Fixed or Floating	Carrying Amount(1)	Interest Rate(2)	Annual Debt Service(3)	Maturity Date(4)	Balance Due on Maturity	Earliest Date Notes Can Be Defeased or Be Prepaid
Unconsolidated Joint Venture Centers (at Company's Pro Rata Share):
Arrowhead Towne Center (66.7%)(24)(25)	Fixed	$152,910	4.30%	$9,052	10/5/18	$132,991	Any Time
Biltmore Fashion Park (50%)	Fixed	29,510	8.25%	2,642	10/1/14	28,758	4/1/12
Boulevard Shops (50%)(26)	Floating	10,520	3.35%	501	12/16/13	10,122	Any Time
Broadway Plaza (50%)(27)	Fixed	71,766	6.12%	5,460	8/15/15	67,443	Any Time
Camelback Colonnade (75%)	Fixed	35,250	4.82%	1,606	10/12/15	35,250	10/12/13
Chandler Festival (50%)	Fixed	14,836	6.39%	1,086	11/1/15	14,145	Any Time
Chandler Gateway (50%)	Fixed	9,441	6.37%	691	11/1/15	9,002	Any Time
Chandler Village Center (50%)(28)	Floating	8,750	3.01%	220	3/1/16	8,750	Any Time
Corte Madera, The Village at (50.1%)	Fixed	39,231	7.27%	3,265	11/1/16	36,696	11/1/12
FlatIron Crossing (25%)	Fixed	43,156	5.26%	3,306	12/1/13	41,047	Any Time
Inland Center (50%)(29)	Floating	25,000	3.52%	819	4/1/16	25,000	Any Time
Kierland Greenway (50%)(30)	Fixed	28,722	6.02%	2,336	1/1/13	27,916	Any Time
Kierland Main Street (50%)(30)	Fixed	7,291	4.99%	502	1/2/13	7,156	Any Time
Lakewood Center (51%)	Fixed	127,500	5.43%	6,899	6/1/15	127,500	Any Time
Los Cerritos Center (51%)(31)(7)	Fixed	101,456	4.50%	6,173	7/1/18	89,057	Any Time
Market at Estrella Falls (39.7%)(32)	Floating	13,309	3.26%	406	6/1/15	13,309	Any Time
North Bridge, The Shops at (50%)(27)	Fixed	99,999	7.52%	8,601	6/15/16	94,258	Any Time
NorthPark Center (50%)(33)	Fixed	126,657	6.70%	10,405	5/10/12	125,847	Any Time
NorthPark Land (50%)	Fixed	37,831	8.33%	3,860	5/10/12	37,593	Any Time
Pacific Premier Retail Trust (51%)(34)	Floating	58,650	5.16%	2,282	11/3/13	58,650	Any Time
Queens Center (51%)(7)	Fixed	165,613	7.30%	15,616	3/1/13	161,280	Any Time
Redmond Office (51%)(27)	Fixed	29,673	7.52%	3,057	5/15/14	27,561	Any Time
Ridgmar (50%)	Fixed	28,373	7.82%	1,723	4/11/12	28,373	Any Time
SanTan Village Power Center (34.9%)	Fixed	15,705	5.33%	837	6/1/12	15,705	Any Time
Scottsdale Fashion Square (50%)	Fixed	275,000	5.66%	15,565	7/8/13	275,000	Any Time
Stonewood Center (51%)	Fixed	56,870	4.67%	3,918	11/1/17	48,180	12/1/13
Superstition Springs Center (66.7%)(24)(35)	Floating	45,000	2.88%	1,157	10/28/16	45,000	Any Time
Tysons Corner Center (50%)	Fixed	155,269	4.78%	11,232	2/17/14	146,711	Any Time
Washington Square (51%)	Fixed	122,658	6.04%	9,173	1/1/16	114,282	Any Time
West Acres (19%)	Fixed	11,980	6.41%	203	10/1/16	10,315	Any Time
Wilshire Building (30%)	Fixed	1,731	6.35%	153	1/1/33	—	Any Time

		$1,949,657

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

The debt premiums (discounts) as of December 31, 2011 consisted of the following (dollars in thousands):

Consolidated Centers

Property Pledged as Collateral
Deptford Mall	$(25)
Fashion Outlets of Niagara	8,198
Great Northern Mall	(55)
Towne Mall	88
Valley Mall	(365)

$7,841

Unconsolidated Joint Venture Centers (at Company's Pro Rata Share)

Property Pledged as Collateral
Kierland Greenway	151
Tysons Corner Center	1,264
Wilshire Building	(110)

$1,305

(2)
The interest rate disclosed represents the effective interest rate, including the debt premiums (discounts), deferred finance costs and notional amounts covered by interest rate swap agreements.

(3)
The annual debt service represents the annual payment of principal and interest.

(4)
The maturity date assumes that all extension options are fully exercised and that the Company and/or its affiliates do not opt to refinance the debt prior to these dates. These extension options are at the Company's discretion, subject to certain conditions, which the Company believes will be met.

(5)
A 49.9% interest in the loan was assumed by a third party in connection with a co-venture arrangement with that unrelated party.

(6)
On February 23, 2011 and November 28, 2011, the Company exercised options to borrow an additional $20,000 and $10,000, respectively.

(7)
Northwestern Mutual Life ("NML") is the lender for 50% of the loan. NML is considered a related party as it is a joint venture partner with the Company in Broadway Plaza.

(8)
On December 31, 2011, the Company acquired Eastland Mall as part of the SDG Transaction (See "Item 1. Business—Recent Developments—Acquisitions"). In connection with the transaction, the Company assumed the loan on the property with a fair value of $168,000 that bears interest at an effective rate of 5.79% and matures on June 1, 2016.

(9)
On July 22, 2011, the Company purchased the Fashion Outlets of Niagara (See "Item 1. Business—Recent Developments—Acquisitions"). In connection with the acquisition, the Company assumed the loan on the property with a fair value of $130,005 that bears interest at an effective rate of 4.89% and matures on October 6, 2020.

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

(13)
As of December 1, 2011, the loan has been in maturity default. The Company is negotiating with the lender and the outcome is uncertain at this time. The loan is nonrecourse to the Company.

(14)
The loan bears interest at LIBOR plus 4.0% with a LIBOR rate floor of 0.50% and matures on December 30, 2013.

(15)
The loan bears interest at LIBOR plus 2.10% and matures on June 13, 2012, with a one-year extension option.

(16)
On February 1, 2012, the Company replaced the existing loan on the property with a new $75,135 loan that bears interest at 4.22% and matures on March 1, 2022. NML is the lender on the existing loan.

(17)
On January 18, 2011, the Company replaced the existing loan on the property with a new $107,000 loan that bears interest at LIBOR plus 2.63% and matures on January 18, 2016.

(18)
On December 31, 2011, the Company acquired Valley Mall as part of the SDG Transaction (See "Item 1. Business—Recent Developments—Acquisitions"). In connection with the transaction, the Company assumed the loan on the property with a fair value of $43,543 that bears interest at an effective rate of 5.85% and matures on June 1, 2016.

(19)
On July 15, 2010, a court appointed receiver assumed operational control and managerial responsibility for Valley View Center. The Company anticipates the disposition of the asset, which is under the control of the receiver, will be executed through foreclosure, deed-in-lieu of foreclosure, or by some other means, and is expected to be completed in the near future. Although the Company is no longer funding any cash shortfall, it will continue to record the operations of the property until the title for the Center is transferred and its obligation for the loan is discharged. Once title to the Center is transferred, the Company will remove the net assets and liabilities from the Company's consolidated balance sheets. The loan is non-recourse to the Company.

(20)
The loan bears interest at LIBOR plus 1.60% and matures on May 6, 2012 with a one-year extension option.

(21)
The loan bears interest at LIBOR plus 3.0% and matures on April 27, 2015.

(22)
The loan bears interest at LIBOR plus 2.00% and matures on June 5, 2012 with a one-year extension option. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 5.50% over the loan term.

(23)
The loan bears interest at LIBOR plus 0.675% and matures on August 1, 2013. As additional collateral for the loan, the Company is required to maintain a deposit of $40,000 with the lender. The interest on the deposit is not restricted.

(24)
On June 3, 2011, the Company acquired an additional 33.3% ownership interest in the Center (See "Item 1. Business—Recent Developments—Acquisitions").

(25)
On September 29, 2011, the Company's joint venture in Arrowhead Towne Center replaced the existing loan on the property with a new $230,000 loan that bears interest at 4.30% and matures on October 5, 2018.

(26)
The loan bears interest at LIBOR plus 2.75% and matures on December 16, 2013.

(27)
NML is the lender on the loan.

(28)
On April 26, 2011, the joint venture replaced the existing loan with a new $17,500 loan that bears interest at LIBOR plus 2.25% and matures on March 1, 2014 with two one-year extension options.

(29)
On March 10, 2011, the Company's joint venture in Inland Center replaced the existing loan on the property with a new $50,000 loan that bears interest at LIBOR plus 3.0% and matures on April 1, 2016.

(30)
On February 24, 2011, the Company's joint venture in Kierland Commons acquired the ownership interest of another partner in the joint venture, which effectively increased the Company's pro rata ownership interest in the joint venture from 24.5% to 50% (See "Item 1. Business—Recent Developments—Acquisitions").

(31)
On July 1, 2011, the Company's joint venture in Los Cerritos Center replaced the existing loan with a new $200,000 loan that bears interest at 4.50% and matures on July 1, 2018.

(32)
On May 26, 2011, the loan was modified to bear interest at LIBOR plus 2.75% and mature on June 1, 2015.

(33)
Contingent interest, as defined in the loan agreement, is due upon the occurrence of certain capital events and is equal to 15% of the proceeds less a base amount.

(34)
The credit facility bears interest at LIBOR plus 3.50%, matures on November 3, 2012, with a one-year extension option, and is cross-collateralized by Cascade Mall, Kitsap Mall and Redmond Town Center.

(35)
On October 28, 2011, the Company's joint venture in Superstition Springs Center replaced the existing loan with a new $67,500 loan that bears interest at LIBOR plus 2.30% and matures on October 28, 2016.

ITEM 3.    LEGAL PROCEEDINGS

        None of the Company, the Operating Partnership, the Management Companies or their respective affiliates is currently involved in any material legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The common stock of the Company is listed and traded on the New York Stock Exchange under the symbol "MAC". The common stock began trading on March 10, 1994 at a price of $19 per share. In 2011, the Company's shares traded at a high of $56.50 and a low of $38.64.

        As of February 16, 2012, there were approximately 613 stockholders of record. The following table shows high and low sales prices per share of common stock during each quarter in 2011 and 2010 and dividends/distributions per share of common stock declared and paid by quarter:

	Market Quotation Per Share
			Dividends/ Distributions Declared/Paid
Quarter Ended	High	Low
March 31, 2011	$50.80	$45.69	$0.50
June 30, 2011	54.65	47.32	0.50
September 30, 2011	56.50	41.96	0.50
December 31, 2011	51.30	38.64	0.55
March 31, 2010	41.34	29.30	0.60	(1)
June 30, 2010	47.19	35.82	0.50
September 30, 2010	45.63	35.50	0.50
December 31, 2010	49.86	42.66	0.50

(1)
The dividend was paid 10% in cash and 90% in shares of common stock in accordance with stockholder elections (subject to proration).

        To maintain its qualification as a REIT, the Company is required each year to distribute to stockholders at least 90% of its net taxable income after certain adjustments. During the first quarter of 2010, the Company paid its quarterly dividends in a combination of cash and shares of common stock, with the cash limited to 10% of the total dividend. Paying all or a portion of the dividend in a combination of cash and common stock allowed the Company to satisfy its REIT taxable income distribution requirement under applicable requirements of the Code, while enhancing the Company's financial flexibility and balance sheet strength. The decision to declare and pay dividends on common stock in the future, as well as the timing, amount and composition of future dividends, will be determined in the sole discretion of the Company's board of directors and will depend on actual and projected cash flow, financial condition, funds from operations, earnings, capital requirements, annual REIT distribution requirements, contractual prohibitions or other restrictions, applicable law and such other factors as the board of directors deems relevant. For example, under the Company's existing financing arrangements, the Company may pay cash dividends and make other distributions based on a formula derived from funds from operations (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Adjusted Funds From Operations") and only if no default under the financing agreements has occurred, unless, under certain circumstances, payment of the distribution is necessary to enable the Company to continue to qualify as a REIT under the Code.

Stock Performance Graph

        The following graph provides a comparison, from December 31, 2001 through December 31, 2011, of the yearly percentage change in the cumulative total stockholder return (assuming reinvestment of dividends) of the Company, the Standard & Poor's ("S&P") 500 Index, the S&P Midcap 400 Index and the FTSE NAREIT Equity REITs Index, an industry index of publicly-traded REITs (including the

Company). The Company is providing the S&P Midcap 400 Index since it is a company within such index.

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

        Copyright© 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
The Macerich Company	100.00	124.65	192.44	285.56	318.32	426.25	361.92	99.61	227.90	317.20	352.91
S&P 500 Index	100.00	77.90	100.24	111.15	116.61	135.03	142.45	89.75	113.50	130.59	133.35
S&P Midcap 400 Index	100.00	85.49	115.94	135.05	152.00	167.69	181.07	115.47	158.63	200.88	197.40
FTSE NAREIT Equity REITs Index	100.00	103.82	142.37	187.33	210.12	283.78	239.25	148.99	190.69	244.01	264.25

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

	Years Ended December 31,
	2011	2010	2009	2008	2007
OPERATING DATA:
Revenues:
Minimum rents(1)	$446,308	$413,702	$466,460	$517,888	$459,947
Percentage rents	20,172	17,881	16,109	18,657	25,411
Tenant recoveries	250,226	238,415	240,134	256,244	236,859
Management Companies	40,404	42,895	40,757	40,716	39,752
Other	34,140	30,500	29,588	30,012	26,781

Total revenues	791,250	743,393	793,048	863,517	788,750
Shopping center and operating expenses	255,817	237,182	248,827	271,670	245,276
Management Companies' operating expenses	86,587	90,414	79,305	77,072	73,761
REIT general and administrative expenses	21,113	20,703	25,933	16,520	16,600
Depreciation and amortization	265,331	240,081	255,231	256,269	205,331
Interest expense	195,285	210,163	264,275	292,873	258,957
Loss (gain) on early extinguishment of debt, net(2)	10,588	(3,661)	(29,161)	(84,143)	877

Total expenses	834,721	794,882	844,410	830,261	800,802
Equity in income of unconsolidated joint ventures(3)	294,677	79,529	68,160	93,831	81,458
Co-venture expense(4)	(5,806)	(6,193)	(2,262)	—	—
Income tax benefit (provision)(5)	6,110	9,202	4,761	(1,126)	470
(Loss) gain on remeasurement, sale or write down of assets	(42,279)	497	161,937	(29,272)	12,146

Income from continuing operations	209,231	31,546	181,234	96,689	82,022
Discontinued operations:(6)
(Loss) gain on disposition of assets, net	(37,988)	(23)	(40,171)	97,986	(2,376)
(Loss) income from discontinued operations	(2,168)	(3,103)	(1,813)	340	26,416

Total (loss) income from discontinued operations	(40,156)	(3,126)	(41,984)	98,326	24,040

Net income	169,075	28,420	139,250	195,015	106,062
Less net income attributable to noncontrolling interests	12,209	3,230	18,508	28,966	29,827

Net income attributable to the Company	156,866	25,190	120,742	166,049	76,235
Less preferred dividends	—	—	—	4,124	10,058
Less adjustment to redemption value of redeemable noncontrolling interests	—	—	—	—	2,046

Net income available to common stockholders	$156,866	$25,190	$120,742	$161,925	$64,131

Earnings per common share ("EPS") attributable to the Company—basic:
Income from continuing operations	$1.46	$0.21	$1.90	$1.04	$0.81
Discontinued operations	(0.28)	(0.02)	(0.45)	1.13	0.07

Net income available to common stockholders	$1.18	$0.19	$1.45	$2.17	$0.88

EPS attributable to the Company—diluted:(7)(8)
Income from continuing operations	$1.46	$0.21	$1.90	$1.04	$0.81
Discontinued operations	(0.28)	(0.02)	(0.45)	1.13	0.07

Net income available to common stockholders	$1.18	$0.19	$1.45	$2.17	$0.88

	As of December 31,
	2011	2010	2009	2008	2007
BALANCE SHEET DATA:
Investment in real estate (before accumulated depreciation)	$7,489,735	$6,908,507	$6,697,259	$7,355,703	$7,078,802
Total assets	$7,938,549	$7,645,010	$7,252,471	$8,090,435	$7,937,097
Total mortgage and notes payable	$4,206,074	$3,892,070	$4,531,634	$5,940,418	$5,703,180
Redeemable noncontrolling interests(9)	$—	$11,366	$20,591	$23,327	$322,619
Series A preferred stock(10)	$—	$—	$—	$—	$83,495
Equity(11)	$3,164,651	$3,187,996	$2,128,466	$1,641,884	$1,434,701
OTHER DATA:
Funds from operations ("FFO")—diluted(12)	$399,559	$351,308	$380,043	$489,054	$396,556
Cash flows provided by (used in):
Operating activities	$237,285	$200,435	$120,890	$251,947	$326,070
Investing activities	$(212,086)	$(142,172)	$302,356	$(558,956)	$(865,283)
Financing activities	$(403,596)	$294,127	$(396,520)	$288,265	$355,051
Number of Centers at year end	79	84	86	92	94
Regional Shopping Centers portfolio occupancy(13)	92.7%	93.1%	91.3%	92.3%	93.1%
Regional Shopping Centers portfolio sales per square foot(14)	$489	$433	$407	$441	$467
Weighted average number of shares outstanding—EPS basic	131,628	120,346	81,226	74,319	71,768
Weighted average number of shares outstanding—EPS diluted(8)(9)	131,628	120,346	81,226	86,794	84,760
Distributions declared per common share	$2.05	$2.10	$2.60	$3.20	$2.93

(1)
Included in minimum rents is amortization of above and below-market leases of $9.7 million, $7.3 million, $9.4 million, $22.5 million and $10.3 million for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, respectively.

(2)
The Company repurchased $180.3 million, $18.5 million, $89.1 million and $222.8 million of its Senior Notes during the years ended December 31, 2011, 2010, 2009 and 2008, respectively, that resulted in (loss) gain of ($1.4) million, ($0.5) million, $29.8 million and $84.1 million on the early extinguishment of debt for the years ended December 31, 2011, 2010, 2009 and 2008, respectively. The loss on early extinguishment of debt for the year ended December 31, 2011 also includes a $9.2 million loss on the early extinguishment of a mortgage note payable. The loss on early extinguishment of debt for the year ended December 31, 2010 was offset by a gain of $4.2 million on the early extinguishment of a mortgage note payable. The gain on early extinguishment of debt for the year ended December 31, 2009 was offset in part by a loss of $0.6 million on the early extinguishment of a term loan.

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

On February 24, 2011, the Company's joint venture in Kierland Commons acquired the ownership interest of another partner in the joint venture for $105.6 million. The Company's share of the purchase price consisted of a cash payment of $34.2 million and the assumption of a pro rata share of debt of $18.6 million. As a result of the acquisition, the Company's ownership interest in Kierland Commons increased from 24.5% to 50%. The joint venture recognized a remeasurement gain of $25.0 million on the acquisition based on the difference of the fair value received and its previously held investment in Kierland Commons. The Company's pro rata share of the gain recognized was $12.5 million.

On February 28, 2011, the Company in a 50/50 joint venture, acquired The Shops at Atlas Park for a total purchase price of $53.8 million. The Company's share of the purchase price was $26.9 million.

On February 28, 2011, the Company acquired the additional 50% ownership interest in Desert Sky Mall that it did not own for $27.6 million. The purchase price was funded by a cash payment of $1.9 million and the assumption of the third party's pro rata share of the mortgage note payable on the property of $25.7 million. Prior to the acquisition, the Company had accounted for its investment in Desert Sky Mall under the equity method. As of the date of acquisition, the Company has included Desert Sky Mall in its consolidated financial statements.

On April 1, 2011, the Company's joint venture in SDG Macerich Properties, L.P. ("SDG Macerich") conveyed Granite Run Mall to the mortgage note lender by a deed-in-lieu of foreclosure. The mortgage note was non-recourse. The Company's pro rata share of gain on the early extinguishment of debt was $7.8 million.

On December 31, 2011, the Company and its joint venture partner reached agreement for the distribution and conveyance of interests in SDG Macerich that owned 11 regional malls in a 50/50 partnership. Six of the eleven assets were distributed to the Company on December 31, 2011. The Company received 100% ownership of Eastland Mall in Evansville, Indiana, Lake Square Mall in Leesburg, Florida, SouthPark Mall in Moline, Illinois, Southridge Mall in Des Moines, Iowa, NorthPark Mall in Davenport, Iowa and Valley Mall in Harrisonburg, Virginia. These wholly-owned assets were recorded at fair value at the date of transfer, which resulted in a gain of $188.3 million. The gain reflected the fair value of the net assets received in excess of the book value of the Company's interest in SDG Macerich.

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

(5)
The Company's taxable REIT subsidiaries are subject to corporate level income taxes (See Note 23—Income Taxes in the Company's Notes to the Consolidated Financial Statements).

(6)
Discontinued operations include the following:

On January 1, 2008, MACWH, LP, a subsidiary of the Operating Partnership, at the election of the holders, redeemed the 3.4 million participating convertible preferred units ("PCPUs") in exchange for the 16.32% noncontrolling interest in Danbury Fair Mall, Freehold Raceway Mall, Great Northern Mall, Rotterdam Square, Shoppingtown Mall, Towne Mall, Tysons Corner Center and Wilton Mall (collectively referred to as the "Non-Rochester Properties") in exchange for the Company's ownership interest in Eastview Commons, Eastview Mall, Greece Ridge Center, Marketplace Mall and Pittsford Plaza, collectively referred to as the "Rochester Properties." This transaction is referred to herein as the Rochester Redemption. As a result of the Rochester Redemption, the Company recognized a gain of $99.1 million on the exchange.

The Company sold the fee simple and/or ground leasehold interests in three former Mervyn's stores to Pacific Premier Retail LP, one of its joint ventures, on December 19, 2008, and the results for the period of January 1, 2008 to December 19, 2008 and for the year ended December 31, 2007 have been classified as discontinued operations. The sale of these interests resulted in a gain on sale of assets of $1.5 million.

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

On March 4, 2011, the Company sold a former Mervyn's store in Santa Fe, New Mexico for $3.7 million, resulting in a loss of $1.9 million. The proceeds from the sale were used for general corporate purposes.

In June 2011, the Company recorded an impairment charge of $35.7 million related to Shoppingtown Mall. As a result of the maturity default on the mortgage note payable (See Note 10—Mortgage Notes Payable to the Company's Consolidated Financial Statements) and the corresponding reduction of the expected holding period, the Company wrote down the carrying value of the long-lived assets to its estimated fair value of $39.0 million. On December 30, 2011, the Company conveyed Shoppingtown Mall to the lender by a deed-in-lieu of foreclosure. As a result, the Company recognized a $3.9 million additional loss on the disposal of the asset.

On October 14, 2011, the Company sold a former Mervyn's store in Salt Lake City, Utah for $8.1 million, resulting in a gain of $3.8 million. The proceeds from the sale were used for general corporate purposes.

On November 30, 2011, the Company sold a former Mervyn's store in West Valley City, Utah for $2.3 million, resulting in a loss of $0.2 million. The proceeds from the sale were used for general corporate purposes.

The Company has classified the results of operations and gain or loss on sale for all of the above dispositions during the year ended December 31, 2011 as discontinued operations for the years ended December 31, 2011, 2010, 2009, 2008 and 2007.

(7)
Assumes the conversion of Operating Partnership units to the extent they are dilutive to the EPS computation. It also assumes the conversion of MACWH, LP common and preferred units to the extent that they are dilutive to the EPS computation.

(8)
Includes the dilutive effect, if any, of share and unit-based compensation plans and the Senior Notes calculated using the treasury stock method and the dilutive effect, if any, of all other dilutive securities calculated using the "if converted" method.

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

(12)
The Company uses FFO in addition to net income to report its operating and financial results and considers FFO and FFO-diluted as supplemental measures for the real estate industry and a supplement to Generally Accepted Accounting Principles ("GAAP") measures. The National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from extraordinary items and sales of depreciated operating properties, plus real estate related depreciation and amortization, impairment write-downs of real estate and write-downs of investments in an affiliate where the write-downs have been driven by a decrease in the value of real estate held by the affiliate and after adjustments for unconsolidated joint ventures. Adjustments for unconsolidated joint ventures are calculated to reflect FFO on the same basis. The Company also adjusts FFO for the noncontrolling interest due to redemption value on the Rochester Properties.

Adjusted FFO ("AFFO") excludes the negative FFO impact of Shoppingtown Mall and Valley View Center for the year ended December 31, 2011. In December 2011, the Company conveyed Shoppingtown Mall to the lender by a deed-in-lieu of foreclosure and Valley View Center is in receivership.

FFO and FFO on a diluted basis are useful to investors in comparing operating and financial results between periods. This is especially true since FFO excludes real estate depreciation and amortization, as the Company believes real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time. In addition, consistent with the key objective of FFO as a measure of operating performance, the adjustment of FFO for the noncontrolling interest in redemption value provides a more meaningful measure of the Company's operating performance between periods without reference to the non-cash charge related to the adjustment in noncontrolling interest due to redemption value. The Company believes that such a presentation also provides investors with a more meaningful measure of its operating results in comparison to the operating results of other REITs. The Company believes that AFFO and AFFO on a diluted basis provide useful supplemental information regarding the Company's performance as they show a more meaningful and consistent comparison of the Company's operating performance and allow investors to more easily compare the Company's results without taking into account the unrelated non-cash charges on properties controlled by either a receiver or loan servicer, which are non-routine items. FFO and AFFO on a diluted basis are measures investors find most useful in measuring the dilutive impact of outstanding convertible securities.

FFO and AFFO do not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net income as defined by GAAP, and are not indicative of cash available to fund all cash flow needs. The Company also cautions that FFO and AFFO, as presented, may not be comparable to similarly titled measures reported by other real estate investment trusts.

NAREIT recently clarified that under its definition of FFO, impairment write-downs of real estate should be added back to net income. Beginning with the year ended December 31, 2011, the Company has revised its definition of FFO to add back impairment write-downs of real estate to its net income. Accordingly, the Company removed the adjustment for impairment write-downs of $35.9 million and $27.5 million, as previously reported during the years ended December 31, 2009 and 2008, respectively. There was no impairment write-downs of real estate during the years ended December 31, 2010 and 2007.

Management compensates for the limitations of FFO and AFFO by providing investors with financial statements prepared according to GAAP, along with this detailed discussion of FFO and AFFO and a reconciliation of FFO and AFFO and FFO and AFFO-diluted to net income available to common stockholders. Management believes that to further understand the Company's performance, FFO and AFFO should be compared with the Company's reported net income and considered in addition to cash flows in accordance with GAAP, as presented in the Company's Consolidated Financial Statements. For disclosure of net income, the most directly comparable GAAP financial measure, for the periods presented and a reconciliation of FFO and AFFO and FFO and AFFO—diluted to net income, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Adjusted Funds From Operations."

The computation of FFO and AFFO—diluted includes the effect of share and unit-based compensation plans and the Senior Notes calculated using the treasury stock method. It also assumes the conversion of MACWH, LP common and preferred units and all other securities to the extent that they are dilutive to the FFO and AFFO—diluted computation. On February 25, 1998, the Company sold $100 million of its Series A Preferred Stock. The Preferred Stock was convertible on a one-for-one basis for common stock and was fully converted as of December 31, 2008.

(13)
Occupancy for the years ended December 31, 2011 and 2010 excludes Valley View Center because the Center is under the control of a court appointed receiver.

(14)
Sales are based on reports by retailers leasing Mall Stores and Freestanding Stores for the trailing 12 months for tenants which have occupied such stores for a minimum of 12 months. Sales per square foot are based on tenants 10,000 square feet and under for Regional Shopping Centers. Year ended 2007 sales per square foot were $467 after giving effect to the Rochester Redemption and including The Shops at North Bridge. Valley View Center is excluded from the years ended 2011 and 2010 sales per square foot because the Center is under the control of a court appointed receiver.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Overview and Summary

        The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, the Operating Partnership. As of December 31, 2011, the Operating Partnership owned or had an ownership interest in 65 regional shopping centers and 14 community shopping centers totaling approximately 66 million square feet of GLA. These 79 regional and community shopping centers are referred to hereinafter as the "Centers," unless the context otherwise requires. The Company is a self-administered and self-managed REIT and conducts all of its operations through the Operating Partnership and the Management Companies.

        The following discussion is based primarily on the consolidated financial statements of the Company for the years ended December 31, 2011, 2010 and 2009. It compares the results of operations and cash flows for the year ended December 31, 2011 to the results of operations and cash flows for the year ended December 31, 2010. Also included is a comparison of the results of operations and cash flows for the year ended December 31, 2010 to the results of operations and cash flows for the year ended December 31, 2009. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

        On February 24, 2011, the Company increased its ownership interest in Kierland Commons, a 434,642 square foot community center in Scottsdale, Arizona, from 24.5% to 50%. The Company's share of the purchase price for this transaction was $34.2 million in cash and the assumption of $18.6 million of existing debt.

        On February 28, 2011, the Company, in a 50/50 joint venture, acquired The Shops at Atlas Park, a 377,924 square foot community center in Queens, New York, for a total purchase price of $53.8 million. The Company's share of the purchase price was $26.9 million and was funded from the Company's cash on hand.

        On February 28, 2011, the Company acquired the additional 50% ownership interest in Desert Sky Mall, an 893,863 square foot regional shopping center in Phoenix, Arizona, that it did not own. The total purchase price was $27.6 million, which included the assumption of the third party's pro rata share of the mortgage note payable on the property of $25.7 million. Concurrent with the purchase of the partnership interest, the Company paid off the $51.5 million loan on the property.

        On April 29, 2011, the Company purchased a fee interest in a freestanding Kohl's store at Capitola Mall in Capitola, California for $28.5 million. The purchase price was paid from cash on hand.

        On June 3, 2011, the Company acquired an additional 33.3% ownership interest in Arrowhead Towne Center, a 1,197,006 square foot regional shopping center in Glendale, Arizona, an additional 33.3% ownership interest in Superstition Springs Center, a 1,204,540 square foot regional shopping center in Mesa, Arizona, and an additional 50% ownership interest in the land under Superstition Springs Center in exchange for the Company's ownership interest in six anchor stores, including five former Mervyn's stores and a cash payment of $75.0 million. The cash purchase price was funded from borrowings under the Company's line of credit. This transaction is referred herein as the "GGP Exchange".

        On July 22, 2011, the Company acquired the Fashion Outlets of Niagara, a 529,059 square foot outlet center in Niagara Falls, New York. The initial purchase price of $200.0 million was funded by a cash payment of $78.6 million and the assumption of the mortgage note payable of $121.4 million. The cash purchase price was funded from borrowings under the Company's line of credit. The purchase and sale agreement includes contingent consideration based on the performance of the Fashion Outlets of Niagara from the acquisition date through July 21, 2014 that could increase the purchase price from the initial $200.0 million up to a maximum of $218.7 million. The Company estimated the fair value of the contingent consideration as of December 31, 2011 to be $14.8 million, which has been included in other accrued liabilities.

        On December 31, 2011, the Company and its joint venture partner reached agreement for the distribution and conveyance of interests in SDG Macerich that owned 11 regional malls in a 50/50 partnership. Six of the eleven assets were distributed to the Company on December 31, 2011. The Company received 100% ownership of Eastland Mall in Evansville, Indiana, Lake Square Mall in Leesburg, Florida, SouthPark Mall in Moline, Illinois, Southridge Mall in Des Moines, Iowa, NorthPark Mall in Davenport, Iowa and Valley Mall in Harrisonburg, Virginia (collectively referred to herein as the "SDG Acquisition Properties"). These wholly-owned assets were recorded at fair value at the date of transfer, which resulted in a gain of $188.3 million. The gain reflected the fair value of the net assets received in excess of the book value of the Company's interest in SDG Macerich. The distribution and conveyance of the properties from SDG Macerich to the Company is referred to herein as the "SDG Transaction".

        Desert Sky Mall, the Kohl's store at Capitola Mall, the land under Superstition Springs Center and the Fashion Outlets of Niagara are referred to herein as the "Acquisition Properties".

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

        On October 14, 2011, the Company sold a former Mervyn's store in Salt Lake City, Utah, for $8.1 million, resulting in a gain of $3.8 million. The proceeds from the sale were used for general corporate purposes.

        On November 30, 2011, the Company sold a former Mervyn's store in West Valley City, Utah, for $2.3 million, resulting in a loss of $0.2 million. The proceeds from the sale were used for general corporate purposes.

        As of December 31, 2011, five former Mervyn's stores in the Company's portfolio remain vacant. The Company is currently seeking replacement tenants for these spaces.

  Other Transactions and Events:

        On July 15, 2010, a court appointed receiver assumed operational control of Valley View Center and responsibility for managing all aspects of the property. The Company anticipates the disposition of the asset, which is under the control of the receiver, will be executed through foreclosure, deed-in-lieu of foreclosure, or by some other means, and will be completed in the near future. Although the Company is no longer funding any cash shortfall, it continues to record the operations of Valley View Center until the title for the Center is transferred and its obligation for the loan is discharged. Once title to the Center is transferred, the Company will remove the net assets and liabilities from the Company's consolidated balance sheets. The mortgage note payable on Valley View Center is non-recourse to the Company.

        On April 1, 2011, the Company's joint venture in SDG Macerich conveyed Granite Run Mall to the mortgage note lender by a deed-in-lieu of foreclosure. The mortgage note was non-recourse. The Company's pro rata share of gain on early extinguishment of debt was $7.8 million.

        On May 11, 2011, the non-recourse mortgage note payable on Shoppingtown Mall went into maturity default. As a result of the maturity default and the corresponding reduction of the estimated holding period, the Company recognized an impairment charge of $35.7 million to write-down the carrying value of the long-lived assets to its estimated fair value. On September 14, 2011, the Company exercised its right and redeemed the outside ownership interests in Shoppingtown Mall for a cash payment of $11.4 million. On December 30, 2011, the Company conveyed Shoppingtown Mall to the mortgage note lender by a deed-in-lieu of foreclosure. As a result of the conveyance, the Company recognized an additional $3.9 million loss on the disposal of the property.

        As of December 1, 2011, the Prescott Gateway non-recourse loan was in maturity default. The Company is negotiating with the lender and the outcome is uncertain at this time.

  Redevelopment and Development Activity:

        In August 2011, the Company entered into a joint venture agreement with a subsidiary of AWE/Talisman for the development of the Fashion Outlets of Chicago in the Village of Rosemont, Illinois. The Company will own 60% of the joint venture and AWE/Talisman will own 40%. The Center will be a fully enclosed two level, 528,000 square foot outlet center. The site is located within a mile of O'Hare International Airport. The project broke ground in November, 2011 and is expected to be completed in Summer 2013. The total estimated project cost is approximately $200.0 million.

  Inflation:

        In the last five years, inflation has not had a significant impact on the Company because of a relatively low inflation rate. Most of the leases at the Centers have rent adjustments periodically throughout the lease term. These rent increases are either in fixed increments or based on using an annual multiple of increases in the Consumer Price Index ("CPI"). In addition, approximately 6% to 15% of the leases expire each year, which enables the Company to replace existing leases with new leases at higher base rents if the rents of the existing leases are below the then existing market rate. The Company has generally entered into leases that require tenants to pay a stated amount for operating expenses, generally excluding property taxes, regardless of the expenses actually incurred at any Center, which places the burden of cost control on the Company. Additionally, certain leases require the tenants to pay their pro rata share of operating expenses.

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

  Revenue Recognition:

        Minimum rental revenues are recognized on a straight-line basis over the term of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight line rent adjustment." Currently, 62% of the Mall Store and Freestanding Store leases contain provisions for CPI rent increases periodically throughout the term of the lease. The Company believes that using an annual multiple of CPI increases, rather than fixed contractual rent increases, results in revenue recognition that more closely matches the cash revenue from each lease and will provide more consistent rent growth throughout the term of the leases. Percentage rents are recognized when the tenants' specified sales targets have been met. Estimated recoveries from certain tenants for their pro rata share of real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred. Other tenants pay a fixed rate and these tenant recoveries' revenues are recognized on a straight-line basis over the term of the related leases.

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

  Accounting for Acquisitions:

        The Company first determines the value of land and buildings utilizing an "as if vacant" methodology. The Company then assigns a fair value to any debt assumed at acquisition. The Company then allocates the purchase price based on fair value of the land, building, tenant improvements and identifiable intangible assets received and liabilities assumed. Tenant improvements represent the tangible assets associated with the existing leases valued on a fair value basis at the acquisition date prorated over the remaining lease terms. The tenant improvements are classified as an asset under property and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases which come in three forms: (i) leasing commissions and legal costs, which represent the value associated with "cost avoidance" of acquiring in-place leases, such as lease commissions paid under terms generally experienced in the Company's markets; (ii) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the "assumed vacant" property to the occupancy level when purchased; and (iii) above or below market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks. Leasing commissions and legal costs are recorded in deferred charges and other assets and are amortized over the remaining lease terms. The value of in-place leases are recorded in deferred charges and other assets and amortized over the remaining lease terms plus an estimate of renewal of the acquired leases. Above or below market leases are classified in deferred charges and other assets or in other accrued liabilities, depending on whether the contractual terms are above or below market, and the asset or liability is amortized to minimum rents over the remaining terms of the leases.

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

  Asset Impairment:

        The Company assesses whether an indicator of impairment in the value of its properties exists by considering expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include projected rental revenue, operating costs and capital expenditures as well as estimated holding periods and capitalization rates. If an impairment indicator exists, the determination of recoverability is made based upon the estimated undiscounted future net cash flows, excluding interest expense. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flows analysis, with the carrying value of the related assets. The Company generally holds and operates its properties long-term, which decreases the likelihood of its carrying values not being recoverable. Properties classified as held for sale are measured at the lower of the carrying amount or fair value less cost to sell.

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

Results of Operations

        Many of the variations in the results of operations, discussed below, occurred due to the foregoing transactions involving the Acquisition Properties, the Joint Venture Centers, the Mervyn's Properties and the Redevelopment Center(s), as defined below. For the comparison of the year ended December 31, 2011 to the year ended December 31, 2010, the "Same Centers" include all Consolidated Centers, excluding the Mervyn's Properties, the Acquisition Properties and the Redevelopment Center as defined below. For the comparison of the year ended December 31, 2010 to the year ended December 31, 2009, the "Same Centers" include all Consolidated Centers, excluding the Mervyn's Properties, the Joint Venture Centers and the Redevelopment Centers as defined below.

        For the comparison of the year ended December 31, 2011 to the year ended December 31, 2010, the "Redevelopment Center" is Santa Monica Place. For the comparison of the year ended December 31, 2010 to the year ended December 31, 2009, the "Redevelopment Centers" include Northgate Mall and Santa Monica Place.

        One of the principal reasons for the changes in the results of operations, discussed below, from the year ended December 31, 2010 compared to the year ended December 31, 2009 is because of the change in how the Company classified the Joint Venture Centers. The Joint Venture Centers were classified as Consolidated Centers until the sale of a partial ownership interest in Queens Center and FlatIron Crossing on July 30, 2009 and September 3, 2009, respectively. Therefore, the results of operations of Queens Center for the period of January 1, 2009 to July 29, 2009 and FlatIron Crossing

for the period of January 1, 2009 to September 2, 2009 are included in the Company's financial statements as Consolidated Centers. Results of operations subsequent to the sale of the ownership interest in each Joint Venture Center are included in "Equity in income of unconsolidated joint ventures" (See "Acquisitions and Dispositions" in Management's Overview and Summary).

        The increase in revenue and expenses of the Redevelopment Center during the year ended December 31, 2011 in comparison to the year ended December 31, 2010 and during the year ended December 31, 2010 in comparison to the year ended December 31, 2009 is primarily due to the opening of Santa Monica Place in August 2010.

        Unconsolidated joint ventures are reflected using the equity method of accounting. The Company's pro rata share of the results from these Centers is reflected in the Consolidated Statements of Operations as equity in income of unconsolidated joint ventures.

        The Company considers tenant annual sales per square foot (for tenants in place for 12 months or longer and under 10,000 square feet), occupancy rates (excluding Anchors) for the Centers and releasing spreads (i.e. a comparison of average base rent per square foot on leases executed during the trailing twelve months to average base rent per square foot on leases expiring during the year) to be key performance indicators of the Company's internal growth.

        Tenant sales per square foot increased from $433 for the year ended December 31, 2010 to $489 for the year ended December 31, 2011. Occupancy rate decreased from 93.1% at December 31, 2010 to 92.7% at December 31, 2011. Releasing spreads increased 13.7% for the year ended December 31, 2011 from the year ended December 31, 2010. These calculations exclude Valley View Center, Granite Run Mall, Shoppingtown Mall and Centers under development or redevelopment.

        The Company's recent trend of retail sales growth continued this year with tenant sales per square foot increasing compared to the year ended December 31, 2010. The releasing spreads also increased for the year ended December 31, 2011 and the Company expects that releasing spreads will continue to increase during 2012 as it renews or relets leases that are scheduled to expire during the year. The Company's occupancy rate as of December 31, 2011 decreased compared to December 31, 2010 primarily because of the liquidation of one tenant. Although certain aspects of the U.S. economy, the retail industry as well as the Company's operating results improved during the year ended December 31, 2011, continued worldwide economic and political uncertainty remains. In addition, the U.S. economy is still experiencing weakness, high levels of unemployment have persisted and rental rates and valuations for retail space have not fully recovered to pre-recession levels. Any further continuation of these adverse conditions could harm the Company's business, results of operations and financial condition.

Comparison of Years Ended December 31, 2011 and 2010

  Revenues:

        Minimum and percentage rents (collectively referred to as "rental revenue") increased by $34.9 million, or 8.1%, from 2010 to 2011. The increase in rental revenue is attributed to an increase of $17.8 million from the Acquisition Properties, $11.6 million from the Redevelopment Center, $3.9 million from the Mervyn's Properties and $1.6 million from the Same Centers. The increase in rental revenue at the Mervyns' Properties is due to the leasing of former vacant spaces.

        Rental revenue includes the amortization of above and below-market leases, the amortization of straight-line rents and lease termination income. The amortization of above and below-market leases increased from $7.3 million in 2010 to $9.7 million in 2011. The amortization of straight-lined rents increased from $4.8 million in 2010 to $5.1 million in 2011. Lease termination income increased from $4.4 million in 2010 to $5.9 million in 2011.

        Tenant recoveries increased $11.8 million, or 5.0%, from 2010 to 2011. The increase in tenant recoveries is attributed to an increase of $7.4 million from the Redevelopment Center, $6.1 million from the Acquisition Properties and $0.3 million from the Mervyn's Properties offset in part by a decrease of $2.0 million from the Same Centers. The decrease in tenant recoveries from the Same Centers is primarily due to a decrease in recoverable expenses.

        Management Companies revenue decreased from $42.9 million in 2010 to $40.4 million in 2011 primarily due to a decrease in development fees.

  Shopping Center and Operating Expenses:

        Shopping center and operating expenses increased $18.6 million, or 7.9%, from 2010 to 2011. The increase in shopping center and operating expenses is attributed to an increase of $10.1 million from the Acquisition Properties, $8.1 million from the Redevelopment Center and $1.2 million from the Mervyn's Properties offset in part by a decrease of $0.8 million from the Same Centers.

  Management Companies' Operating Expenses:

        Management Companies' operating expenses decreased $3.8 million from 2010 to 2011 due to a decrease in compensation costs.

  REIT General and Administrative Expenses:

        REIT general and administrative expenses increased by $0.4 million from 2010 to 2011.

  Depreciation and Amortization:

        Depreciation and amortization increased $25.3 million from 2010 to 2011. The increase in depreciation and amortization is primarily attributed to an increase of $10.1 million from the Redevelopment Center, $9.4 million from the Acquisition Properties and $5.8 million from the Same Centers.

  Interest Expense:

        Interest expense decreased $14.9 million from 2010 to 2011. The decrease in interest expense was primarily attributed to a decrease of $19.4 million from interest rate swap agreements, $6.2 million from the Same Centers and $2.3 million from the Senior Notes offset in part by an increase of $6.7 million from the Redevelopment Center, $3.5 million from the Acquisition Properties, $2.6 million from the borrowings under the line of credit and $0.2 million from the term loans. The decrease resulting from the interest rate swap agreements is due to the maturity of a $450.0 million interest rate swap agreement in April 2010 and the maturity of a $400.0 million interest rate swap agreement in April 2011.

        The above interest expense items are net of capitalized interest, which decreased from $25.7 million in 2010 to $11.9 million in 2011, primarily due to a decrease in redevelopment activity.

  Loss (Gain) on Early Extinguishment of Debt:

        Loss on early extinguishment of debt increased $14.2 million from 2010 to 2011. The increase in loss on early extinguishment of debt is primarily attributed to a $9.1 million loss from the prepayment of the mortgage note payable on Chesterfield Towne Center in 2011 and a $1.4 million loss from the repurchase of the Senior Notes in 2011 offset in part by the $4.2 million gain on the refinancing of two mortgage notes payable in 2010.

  Equity in Income of Unconsolidated Joint Ventures:

        Equity in income of unconsolidated joint ventures increased $215.1 million from 2010 to 2011. The increase in equity in income of unconsolidated joint ventures is primarily attributed to the Company's pro rata share of the gain of $188.3 million in connection with the SDG Transaction (See "Acquisitions and Dispositions" in Management's Overview and Summary) in 2011. The remaining increase in equity in income from unconsolidated joint ventures is attributed to the Company's $12.5 million pro rata share of the remeasurement gain on the acquisition of an underlying ownership interest in Kierland Commons in 2011 (See "Acquisitions and Dispositions" in Management's Overview and Summary), and the Company's $7.8 million pro rata share of the gain on early extinguishment of debt of its joint venture in Granite Run Mall. (See "Other Transactions and Events" in Management's Overview and Summary).

  (Loss) Gain on Remeasurement, Sale or Write down of Assets:

        Loss on remeasurement, sale or write down of assets increased $42.8 million from 2010 to 2011. The increase in loss is primarily attributed to the $45.5 million impairment charge in 2011 (See Note 6—Property to the Company's Consolidated Financial Statements).

  Loss from Discontinued Operations:

        The loss from discontinued operations increased $37.0 million from 2010 to 2011. The increase in loss from discontinued operations is primarily attributed to the $39.6 million loss on the disposal of Shoppingtown Mall in 2011 (See "Other Transactions and Events" in Management's Overview and Summary).

  Net Income:

        Net income increased $140.7 million from 2010 to 2011. The increase in net income is primarily attributed to the Company's pro rata share of the $188.3 million gain on the SDG Transaction (See "Acquisitions and Dispositions" in Management's Overview and Summary) offset in part by the loss on the disposal of Shoppingtown Mall of $39.6 million (See "Other Transactions and Events" in Management's Overview and Summary).

  Funds From Operations ("FFO"):

        Primarily as a result of the factors mentioned above, FFO—diluted increased 13.7% from $351.3 million in 2010 to $399.6 million in 2011. For a reconciliation of FFO and FFO—diluted to net income available to common stockholders, the most directly comparable GAAP financial measure, see "Funds From Operations and Adjusted Funds From Operations."

  Operating Activities:

        Cash provided by operating activities increased from $200.4 million in 2010 to $237.3 million in 2011. The increase was primarily due to changes in assets and liabilities and the results at the Centers as discussed above.

  Investing Activities:

        Cash used in investing activities increased from $142.2 million in 2010 to $212.1 million in 2011. The increase was primarily due to an increase of $138.7 million in contributions to unconsolidated joint ventures offset in part by an increase of $102.5 million in distributions from unconsolidated joint ventures. The increase in contributions to unconsolidated joint ventures is primarily attributed to the Kierland Commons, The Shops at Atlas Park, Arrowhead Towne Center and Superstition Springs

transactions (See "Acquisitions and Dispositions" in Management's Overview and Summary). The increase in distributions from the unconsolidated joint ventures is primarily due to the distribution of the Company's pro rata share of the excess refinancing proceeds of the loan on Arrowhead Towne Center in 2011 (See "Item 1. Business—Recent Developments—Financing Activity").

  Financing Activities:

        Cash from financing activities decreased from a surplus of $294.1 million in 2010 to a deficit of $403.6 million in 2011. The increase in cash used was primarily due to the $1.2 billion stock offering in 2010, a decrease in proceeds from mortgages, bank and other notes payable of $170.5 million, an increase in the repurchase of the Senior Notes of $162.1 million and an increase in dividends and distributions of $71.0 million offset in part by a decrease in payments on mortgages, bank and other notes payable of $940.8 million.

Comparison of Years Ended December 31, 2010 and 2009

  Revenues:

        Rental revenue decreased by $51.0 million, or 10.6%, from 2009 to 2010. The decrease in rental revenue is attributed to a decrease of $48.6 million from the Joint Venture Centers and $14.2 million from the Same Centers which was offset in part by an increase of $11.5 million from the Redevelopment Centers and $0.3 million from the Mervyn's Properties. The decrease in Same Centers rental revenue is primarily attributed to a decrease in lease termination income.

        The amortization of above and below market leases decreased from $9.4 million in 2009 to $7.3 million in 2010. The amortization of straight-line rents decreased from $5.1 million in 2009 to $4.8 million in 2010. Lease termination income decreased from $16.1 million in 2009 to $4.4 million in 2010.

        Tenant recoveries decreased by $1.7 million from 2009 to 2010. The decrease in tenant recoveries of $22.5 million from the Joint Venture Centers was offset by an increase of $12.6 million from the Same Centers, $7.5 million from the Redevelopment Centers and $0.7 million from the Mervyn's Properties.

  Shopping Center and Operating Expenses:

        Shopping center and operating expenses decreased $11.6 million, or 4.7%, from 2009 to 2010. The decrease in shopping center and operating expenses is attributed to a decrease of $25.7 million from the Joint Venture Centers and $0.9 million from the Mervyn's Properties offset in part by an increase of $8.0 million from the Same Centers and $7.0 million from the Redevelopment Centers.

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

  Depreciation and Amortization:

        Depreciation and amortization decreased $15.2 million from 2009 to 2010. The decrease in depreciation and amortization is primarily attributed to a decrease of $17.0 million from the Mervyn's Properties and $13.0 million from the Joint Venture Centers offset in part by an increase of $8.3 million from the Redevelopment Centers and $5.0 million from the Same Centers.

  Interest Expense:

        Interest expense decreased $54.1 million from 2009 to 2010. The decrease in interest expense is attributed to a decrease of $20.0 million from the Joint Venture Centers, $14.0 million from interest rate swap agreements, $11.7 million from borrowings under the Company's line of credit, $5.5 million from term loans, $2.4 million from the Senior Notes, $0.4 million from Same Centers and $0.1 million from the Redevelopment Centers. The decrease from interest rate swap agreements is due to the maturity of a $450.0 million interest rate swap agreement in April 2010.

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

  Discontinued Operations:

        Loss from discontinued operations decreased from $42.0 million in 2009 to $3.1 million in 2010. The decrease in loss is primarily attributed to a loss of $40.2 million on the sales of six former Mervyn's stores and five non-core community centers in 2009.

  Net Income:

        Net income decreased $110.8 million from 2009 to 2010. The decrease in net income is primarily attributed to the $154.2 million gain on the sale of the 49% ownership interest in Queens Center in 2009 (See "Acquisitions and Dispositions" in Management's Overview and Summary) offset in part by the $16.9 million loss on the sale of five non-core community centers in 2009 (See "Acquisitions and Dispositions" in Management's Overview and Summary) and a $19.2 million impairment charge in 2009 to reduce the carrying value of land held for development.

  Funds From Operations:

        Primarily as a result of the factors mentioned above, FFO—diluted decreased 7.6% from $380.0 million in 2009 to $351.3 million in 2010. For disclosure of net income, the most directly comparable GAAP financial measure, for the periods and a reconciliation of FFO and FFO—diluted to net income available to common stockholders, (See "Funds From Operations and Adjusted Funds From Operations").

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

Liquidity and Capital Resources

        The Company anticipates meeting its liquidity needs for its operating expenses and debt service and dividend requirements for the next twelve months through cash generated from operations, working capital reserves and/or borrowings under its unsecured line of credit. On May 2, 2011, the Company obtained a new $1.5 billion revolving line of credit, which provides the Company with additional liquidity (See Item 1. Business—Recent Developments—"Financing Activity").

        The following tables summarize capital expenditures and lease acquisition costs incurred at the Centers for the years ended December 31:

(Dollars in thousands)	2011	2010	2009
Consolidated Centers:
Acquisitions of property and equipment	$314,575	$12,888	$11,001
Development, redevelopment and expansion of Centers	88,842	214,796	226,192
Tenant allowances	19,418	21,993	10,830
Deferred leasing charges	29,280	24,528	19,960

	$452,115	$274,205	$267,983

Joint Venture Centers (at Company's pro rata share):
Acquisitions of property and equipment	$143,390	$6,095	$5,443
Development, redevelopment and expansion of Centers	37,712	42,289	61,184
Tenant allowances	8,406	8,130	5,092
Deferred leasing charges	4,910	4,664	3,852

	$194,418	$61,178	$75,571

        The Company expects amounts to be incurred in future years for tenant allowances and deferred leasing charges to be comparable or less than 2011 and that capital for those expenditures will be available from working capital, cash flow from operations, borrowings on property specific debt or unsecured corporate borrowings. The Company expects to incur between $200 million and $300 million during the next twelve months for development, redevelopment, expansion and renovations. Capital for these major expenditures, developments and/or redevelopments has been, and is expected to continue to be obtained from a combination of debt or equity financings, which include borrowings under the Company's line of credit and construction loans. In addition to the Company's April 2010 equity offering and property refinancings, the Company has also generated additional liquidity in the past through joint venture transactions and the sale of non-core assets, and has plans to sell additional non-core assets in 2012. Furthermore, on September 9, 2011, the Company filed a shelf registration statement which registered an unspecified amount of common stock, preferred stock, depositary shares, debt securities, warrants, rights and units.

        The capital and credit markets can fluctuate, and at times, limit access to debt and equity financing for companies. As demonstrated by the Company's recent activity, including its new $1.5 billion line of credit and April 2010 equity offering, the Company has recently been able to access capital; however, there is no assurance the Company will be able to do so in future periods or on similar terms and conditions. Many factors impact the Company's ability to access capital, such as its overall debt level, interest rates, interest coverage ratios and prevailing market conditions. In the event that the Company has significant tenant defaults as a result of the overall economy and general market conditions, the Company could have a decrease in cash flow from operations, which could create borrowings under its line of credit. These events could result in an increase in the Company's proportion of floating rate debt, which would cause it to be subject to interest rate fluctuations in the future.

        The Company's total outstanding loan indebtedness at December 31, 2011 was $6.2 billion (including $852.8 million of unsecured debt and $1.9 billion of its pro rata share of joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgages payable collateralized by individual properties. The Company expects that all of the maturities during the next twelve months, except the mortgage notes payable on Valley View Center and Prescott Gateway, will be refinanced, restructured, extended and/or paid off from the Company's line of credit or cash on hand. The Company's obligation for the loan on Valley View Center is expected to be discharged in the near future (See "Management's Overview and Summary—Other Transactions and Events").

        The Senior Notes bear interest at 3.25%, payable semiannually, mature on March 15, 2012. The Senior Notes are senior to unsecured debt of the Company and are guaranteed by the Operating Partnership. In October 2011, the Company repurchased $180.3 million of Senior Notes at par value. The repurchases were funded by additional borrowings under the Company's line of credit. As of December 31, 2011, there were $437.8 million of the Senior Notes outstanding.

        The Company believes it has various sources of liquidity to pay off the Senior Notes upon their maturity, including anticipated proceeds from the financing and refinancing of various properties and/or capacity under its line of credit. See Note 11—Bank and Other Notes Payable in the Company's Notes to the Consolidated Financial Statements.

        The Company had, through the Operating Partnership, a $1.5 billion revolving line of credit that bore interest at LIBOR plus a spread of 0.75% to 1.10% that matured on April 25, 2011. On May 2, 2011, the Company, through the Operating Partnership, obtained a new $1.5 billion revolving line of credit that bears interest at LIBOR plus a spread of 1.75% to 3.0% depending on the Company's overall leverage and matures on May 2, 2015 with a one-year extension option. Based on the Company's current leverage levels, the borrowing rate on the new facility is LIBOR plus 2.0%. The line of credit can be expanded, depending on certain conditions, up to a total facility of $2.0 billion less the outstanding balance of the $125.0 million unsecured term loan, as discussed below. All obligations under the line of credit are unconditionally guaranteed by the Company and certain of its direct and indirect subsidiaries and are secured, subject to certain exceptions, by pledges of direct and indirect ownership interests in certain of the subsidiary guarantors. At December 31, 2011, total borrowings under the line of credit were $290.0 million with an average effective interest rate of 2.96%.

        On December 8, 2011, the Company obtained a seven-year, $125.0 million unsecured term loan under the Company's line of credit that bears interest at LIBOR plus a spread of 1.95 to 3.20% depending on the Company's overall leverage and matures on December 8, 2018. Based on the Company's current leverage levels, the borrowing rate is LIBOR plus 2.20%. As of December 31, 2011, the total interest rate was 2.42%. The proceeds were used to pay down the Company's line of credit.

        Cash dividends and distributions for the year ended December 31, 2011 were $296.9 million. A total of $237.3 million was funded by cash flows provided by operations. The remaining $59.6 million was funded through distributions received from unconsolidated joint ventures which are included in the cash flows from investing activities section of the Company's Consolidated Statement of Cash Flows.

        At December 31, 2011, the Company was in compliance with all applicable loan covenants under its agreements.

        At December 31, 2011, the Company had cash and cash equivalents available of $67.2 million.

  Off-Balance Sheet Arrangements:

        The Company accounts for its investments in joint ventures that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the Consolidated Balance Sheets of the Company as "Investments in Unconsolidated Joint Ventures."

        In addition, certain joint ventures have secured debt that could become recourse debt to the Company or its subsidiaries, in excess of the Company's pro rata share, should the joint ventures be unable to discharge the obligations of the related debt. At December 31, 2011, the balance of the debt that could be recourse to the Company was $380.3 million offset in part by indemnity agreements from joint venture partners for $182.6 million. The maturities of the recourse debt, net of indemnification, are $169.8 million in 2013, $16.8 million in 2015 and $11.1 million in 2016.

        Additionally, as of December 31, 2011, the Company is contingently liable for $19.6 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

  Contractual Obligations:

        The following is a schedule of contractual obligations as of December 31, 2011 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)	$4,400,388	$1,357,487	$1,171,017	$1,275,125	$596,759
Operating lease obligations(1)	846,723	14,641	28,358	24,916	778,808
Purchase obligations(1)	2,131	2,131	—	—	—
Other long-term liabilities	279,052	235,092	4,300	3,908	35,752

	$5,528,294	$1,609,351	$1,203,675	$1,303,949	$1,411,319

(1)
See Note 19—Commitments and Contingencies in the Company's Notes to the Consolidated Financial Statements.

Funds From Operations ("FFO") and Adjusted Funds From Operations ("AFFO")

        The Company uses FFO in addition to net income to report its operating and financial results and considers FFO and FFO-diluted as supplemental measures for the real estate industry and a supplement to Generally Accepted Accounting Principles ("GAAP") measures. The National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from extraordinary items and sales of depreciated operating properties, plus real estate related depreciation and amortization, impairment write-downs of real estate and write-downs of investments in an affiliate where the write-downs have been driven by a decrease in the value of real estate held by the affiliate and after adjustments for unconsolidated joint ventures. Adjustments for unconsolidated joint ventures are calculated to reflect FFO on the same basis. The Company also adjusts FFO for the noncontrolling interest due to redemption value on the Rochester Properties (See Item 6—Selected Financial Data).

        AFFO excludes the negative FFO impact of Shoppingtown Mall and Valley View Center for the year ended December 31, 2011. In December 2011, the Company conveyed Shoppingtown Mall to the lender by a deed-in-lieu of foreclosure and Valley View Center is in receivership.

        FFO and FFO on a diluted basis are useful to investors in comparing operating and financial results between periods. This is especially true since FFO excludes real estate depreciation and amortization, as the Company believes real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time. In addition, consistent with the key objective of FFO as a measure of operating performance, the adjustment of FFO for the noncontrolling interest in redemption value provides a more meaningful measure of the Company's operating performance between periods without reference to the non-cash charge related to the adjustment in noncontrolling interest due to redemption value. The Company believes that such a presentation also provides investors with a more meaningful measure of its operating results in comparison to the operating results of other REITs. The Company believes that AFFO and AFFO on a diluted basis provide useful supplemental information regarding the Company's performance as they show a more meaningful and consistent comparison of the Company's operating performance and allow investors to more easily compare the Company's results without taking into account the unrelated non-cash charges on properties controlled by either a receiver or loan servicer, which are non-routine items. FFO and AFFO on a diluted basis are measures investors find most useful in measuring the dilutive impact of outstanding convertible securities.

        FFO and AFFO do not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net income as defined by GAAP, and are not indicative of cash available to fund all cash flow needs. The Company also cautions that FFO and AFFO, as presented, may not be comparable to similarly titled measures reported by other real estate investment trusts.

        NAREIT recently clarified that under its definition of FFO, impairment write-downs of real estate should be added back to net income. Beginning with the year ended December 31, 2011, the Company has revised its definition of FFO to add back impairment write-downs of real estate to its net income. Accordingly, the Company removed the adjustment for impairment write-downs of $35.9 million and $27.5 million, as previously reported during the years ended December 31, 2009 and 2008, respectively. There was no impairment write-downs of real estate during the years ended December 31, 2010 and 2007. The reconciliation of FFO and AFFO and FFO and AFFO-diluted to net income available to common stockholders is provided below.

        Management compensates for the limitations of FFO and AFFO by providing investors with financial statements prepared according to GAAP, along with this detailed discussion of FFO and AFFO and a reconciliation of FFO and AFFO and FFO and AFFO-diluted to net income available to common stockholders. Management believes that to further understand the Company's performance, FFO and AFFO should be compared with the Company's reported net income and considered in addition to cash flows in accordance with GAAP, as presented in the Company's Consolidated Financial Statements.

        The following reconciles net income available to common stockholders to FFO and FFO-diluted for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 and FFO and FFO—diluted to AFFO and AFFO—diluted for the same periods (dollars and shares in thousands):

	2011	2010	2009	2008	2007
Net income—available to common stockholders	$156,866	$25,190	$120,742	$161,925	$64,131
Adjustments to reconcile net income to FFO—basic:
Noncontrolling interest in the Operating Partnership	13,529	2,497	17,517	27,230	11,238
Loss (gain) on remeasurement, sale or write-down of consolidated assets	76,338	(474)	(121,766)	(68,714)	(9,771)
Adjustment for redemption value of redeemable noncontrolling interests	—	—	—	—	2,046
Add: gain on undepreciated assets—consolidated assets	2,277	—	4,762	798	8,047
Add: noncontrolling interest share of (gain) loss on sale of consolidated joint ventures	(1,441)	2	310	185	760
(Gain) loss on remeasurement, sale of assets from unconsolidated joint ventures(1)	(200,828)	(823)	7,642	(3,432)	(400)
Add: gain (loss) on sale of undepreciated assets—from unconsolidated joint ventures(1)	51	613	(152)	3,039	2,793
Add noncontrolling interest on sale of undepreciated assets—consolidated joint ventures	—	—	—	487	—
Depreciation and amortization on consolidated assets	269,286	246,812	266,164	279,339	231,860
Less: depreciation and amortization attributable to noncontrolling interest on consolidated joint ventures	(18,022)	(17,979)	(7,871)	(3,395)	(4,769)
Depreciation and amortization on unconsolidated joint ventures(1)	115,431	109,906	106,435	96,441	88,807
Less: depreciation on personal property	(13,928)	(14,436)	(13,740)	(9,952)	(8,244)

FFO—basic	399,559	351,308	380,043	483,951	386,498
Additional adjustments to arrive at FFO—diluted:
Impact of convertible preferred stock	—	—	—	4,124	10,058
Impact of non-participating convertible preferred units	—	—	—	979	—

FFO—diluted	399,559	351,308	380,043	489,054	396,556
Add: Shoppingtown Mall negative FFO	3,491	—	—	—	—
Add: Valley View Center negative FFO	8,786	—	—	—	—

AFFO and AFFO—diluted	$411,836	$351,308	$380,043	$489,054	$396,556

Weighted average number of FFO shares outstanding for:
FFO—basic(2)	142,986	132,283	93,010	86,794	84,467
Adjustments for the impact of dilutive securities in computing FFO—diluted:
Convertible preferred stock	—	—	—	1,447	3,512
Non-participating convertible preferred units	—	—	—	205	—
Share and unit-based compensation plans	—	—	—	—	293

FFO—diluted(3)	142,986	132,283	93,010	88,446	88,272

(1)
Unconsolidated assets are presented at the Company's pro rata share.

(2)
Calculated based upon basic net income as adjusted to reach basic FFO. As of December 31, 2011, 2010, 2009, 2008 and 2007, there were 11.0 million, 11.6 million, 12.0 million, 11.6 million and 12.5 million OP Units outstanding, respectively.

(3)
The computation of FFO and AFFO—diluted shares outstanding includes the effect of share and unit-based compensation plans and the Senior Notes using the treasury stock method. It also assumes the conversion of MACWH, LP common and preferred units to the extent that they are dilutive to the FFO and AFFO-diluted computation. On February 25, 1998, the Company sold $100 million of its Series A Preferred Stock. The holder of the Series A Preferred Stock converted 0.6 million, 0.7 million, 1.3 million and 1.0 million shares to common shares on October 18, 2007, May 6, 2008, May 8, 2008 and September 17, 2008, respectively. The preferred stock was convertible on a one-for-one basis for common stock and was fully converted as of December 31, 2008. The then outstanding preferred shares were assumed converted for purposes of 2008 and 2007 FFO—diluted as they were dilutive to that calculation.

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

        The following table sets forth information as of December 31, 2011 concerning the Company's long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV") (dollars in thousands):

	For the years ended December 31,
	2012	2013	2014	2015	2016	Thereafter	Total	FV
CONSOLIDATED CENTERS:
Long term debt:
Fixed rate	$881,517	$247,170	$18,705	$471,961	$471,024	$552,633	$2,643,010	$2,769,914
Average interest rate	5.53%	5.48%	5.32%	6.14%	5.74%	4.83%	5.53%
Floating rate	—	785,394	88,413	171,305	392,952	125,000	1,563,064	1,585,782
Average interest rate	—	2.62%	6.15%	4.32%	3.00%	2.42%	3.09%

Total debt—Consolidated Centers	$881,517	$1,032,564	$107,118	$643,266	$863,976	$677,633	$4,206,074	$4,355,696

UNCONSOLIDATED JOINT VENTURE CENTERS:
Long term debt (at Company's pro rata share):
Fixed rate	$229,909	$530,855	$216,260	$265,452	$263,921	$282,031	$1,788,428	$1,904,545
Average interest rate	6.91%	6.13%	5.64%	5.61%	6.72%	4.44%	5.92%
Floating rate	193	68,977	—	13,310	78,749	—	161,229	165,515
Average interest rate	3.11%	4.89%		3.25%	3.09%		3.88%

Total debt—Unconsolidated Joint Venture Centers	$230,102	$599,832	$216,260	$278,762	$342,670	$282,031	$1,949,657	$2,070,060

        The Consolidated Centers' total fixed rate debt at December 31, 2011 and 2010 was $2.6 billion and $3.1 billion, respectively. The average interest rate on such fixed rate debt at December 31, 2011 and 2010 was 5.53% and 5.98%, respectively. The Consolidated Centers' total floating rate debt at December 31, 2011 and 2010 was $1.6 billion and $766.9 million, respectively. The average interest rate on floating rate debt at December 31, 2011 and 2010 was 3.09% and 3.85%, respectively.

        The Company's pro rata share of the Joint Venture Centers' fixed rate debt at December 31, 2011 and 2010 was $1.8 billion and $2.0 billion, respectively. The average interest rate on such fixed rate debt at December 31, 2011 and 2010 was 5.92% and 6.11%, respectively. The Company's pro rata share of the Joint Venture Centers' floating rate debt at December 31, 2011 and 2010 was $161.2 million and

$241.7 million, respectively. The average interest rate on such floating rate debt at December 31, 2011 and 2010 was 3.88% and 2.24%, respectively.

        The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value (See Note 5—Derivative Instruments and Hedging Activities in the Company's Notes to the Consolidated Financial Statements).

        The following derivative at December 31, 2011 was outstanding (amounts in thousands):

Property/Entity	Notional Amount	Product	Rate	Maturity	Company's Ownership	Fair Value
Westside Pavilion	175,000	Cap	5.50%	6/5/2012	100%	—

        Interest rate cap agreements ("Cap") offer protection against floating rates on the notional amount from exceeding the rates noted in the above schedule, and interest rate swap agreements ("Swap") effectively replace a floating rate on the notional amount with a fixed rate as noted above.

        In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $17.2 million per year based on $1.7 billion of floating rate debt outstanding at December 31, 2011.

        The fair value of the Company's long-term debt is estimated based on a present value model utilizing interest rates that reflect the risks associated with long-term debt of similar risk and duration. In addition, the method of computing fair value for mortgage notes payable included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt (See Note 10—Mortgage Notes Payable and Note 11—Bank and Other Notes Payable in the Company's Notes to the Consolidated Financial Statements).

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

  Conclusion Regarding Effectiveness of Disclosure Controls and Procedures

        As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation as of December 31, 2011, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

  Management's Report on Internal Control Over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. The Company's management concluded that, as of December 31, 2011, its internal control over financial reporting was effective based on this assessment.

        KPMG LLP, the independent registered public accounting firm that audited the Company's 2011 and 2010 consolidated financial statements included in this Annual Report on Form 10-K, has issued an report on the Company's internal control over financial reporting which follows below.

  Changes in Internal Control over Financial Reporting

        There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
The Macerich Company:

        We have audited The Macerich Company's (the "Company") internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, The Macerich Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission".

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity and redeemable noncontrolling interests and cash flows for each of the years in the two-year period ended December 31, 2011, and the related 2011 and 2010 information in the financial statement schedule III—Real Estate and Accumulated Depreciation, and our report dated February 24, 2012 expressed an unqualified opinion on those consolidated financial statements and the related 2011 and 2010 information in the financial statement schedule.

/s/ KPMG LLP

Los Angeles, California
February 24, 2012

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        There is hereby incorporated by reference the information which appears under the captions "Information Regarding our Director Nominees," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Audit Committee Matters" and "The Board of Directors and its Committees—Codes of Ethics" in the Company's definitive proxy statement for its 2012 Annual Meeting of Stockholders that is responsive to the information required by this Item.

        During 2011, there were no material changes to the procedures described in the Company's proxy statement relating to the 2011 Annual Meeting of Stockholders by which stockholders may recommend nominees to the Company.

ITEM 11.    EXECUTIVE COMPENSATION

        There is hereby incorporated by reference the information which appears under the caption "Election of Directors" in the Company's definitive proxy statement for its 2012 Annual Meeting of Stockholders that is responsive to the information required by this Item. Notwithstanding the foregoing, the Compensation Committee Report set forth therein shall not be incorporated by reference herein, in any of the Company's prior or future filings under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent the Company specifically incorporates such report by reference therein and shall not be otherwise deemed filed under either of such Acts.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        There is hereby incorporated by reference the information which appears under the captions "Principal Stockholders," "Information Regarding Nominees and Directors," "Executive Officers" and "Equity Compensation Plan Information" in the Company's definitive proxy statement for its 2012 Annual Meeting of Stockholders that is responsive to the information required by this Item.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        There is hereby incorporated by reference the information which appears under the captions "Certain Transactions" and "The Board of Directors and its Committees" in the Company's definitive proxy statement for its 2012 Annual Meeting of Stockholders that is responsive to the information required by this Item.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        There is hereby incorporated by reference the information which appears under the captions "Principal Accountant Fees and Services" and "Audit Committee Pre-Approval Policy" in the Company's definitive proxy statement for its 2012 Annual Meeting of Stockholders that is responsive to the information required by this Item.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
The Macerich Company:

        We have audited the accompanying consolidated balance sheets of The Macerich Company and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity and redeemable noncontrolling interests and cash flows for each of the years in the two-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we have also audited the related 2011 and 2010 information in the Company's financial statement schedule III—Real Estate and Accumulated Depreciation listed in the Index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Macerich Company and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related 2011 and 2010 information in the financial statement schedule III—Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2012, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California
February 24, 2012

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Macerich Company
Santa Monica, California

        We have audited the accompanying consolidated statements of operations, equity and redeemable noncontrolling interests, and cash flows of The Macerich Company ("the Company") for the year ended December 31, 2009. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations of The Macerich Company and subsidiaries and their cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 17 to the financial statements, the accompanying 2009 consolidated financial statements have been retrospectively adjusted for discontinued operations.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Los Angeles, California
February 26, 2010 (February 24, 2012 as to Notes 3 and 17)

THE MACERICH COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	December 31,
	2011	2010
ASSETS:
Property, net	$6,079,043	$5,674,127
Cash and cash equivalents	67,248	445,645
Restricted cash	68,628	71,434
Marketable securities	24,833	25,935
Tenant and other receivables, net	109,092	95,083
Deferred charges and other assets, net	483,763	316,969
Loans to unconsolidated joint ventures	3,995	3,095
Due from affiliates	3,387	6,599
Investments in unconsolidated joint ventures	1,098,560	1,006,123

Total assets	$7,938,549	$7,645,010

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY:
Mortgage notes payable:
Related parties	$279,430	$302,344
Others	3,049,008	2,957,131

Total	3,328,438	3,259,475
Bank and other notes payable	877,636	632,595
Accounts payable and accrued expenses	72,870	70,585
Other accrued liabilities	299,098	257,678
Distributions in excess of investments in unconsolidated joint ventures	70,685	65,045
Co-venture obligation	125,171	160,270

Total liabilities	4,773,898	4,445,648

Redeemable noncontrolling interests	—	11,366

Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 132,153,444 and 130,452,032 shares issued and outstanding at December 31, 2011 and 2010, respectively	1,321	1,304
Additional paid-in capital	3,490,647	3,456,569
Accumulated deficit	(678,631)	(564,357)
Accumulated other comprehensive loss	—	(3,237)

Total stockholders' equity	2,813,337	2,890,279
Noncontrolling interests	351,314	297,717

Total equity	3,164,651	3,187,996

Total liabilities, redeemable noncontrolling interests and equity	$7,938,549	$7,645,010

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	For The Years Ended December 31,
	2011	2010	2009
Revenues:
Minimum rents	$446,308	$413,702	$466,460
Percentage rents	20,172	17,881	16,109
Tenant recoveries	250,226	238,415	240,134
Management Companies	40,404	42,895	40,757
Other	34,140	30,500	29,588

Total revenues	791,250	743,393	793,048

Expenses:
Shopping center and operating expenses	255,817	237,182	248,827
Management Companies' operating expenses	86,587	90,414	79,305
REIT general and administrative expenses	21,113	20,703	25,933
Depreciation and amortization	265,331	240,081	255,231

	628,848	588,380	609,296

Interest expense:
Related parties	16,743	14,254	19,413
Other	178,542	195,909	244,862

	195,285	210,163	264,275
Loss (gain) on early extinguishment of debt, net	10,588	(3,661)	(29,161)

Total expenses	834,721	794,882	844,410
Equity in income of unconsolidated joint ventures	294,677	79,529	68,160
Co-venture expense	(5,806)	(6,193)	(2,262)
Income tax benefit	6,110	9,202	4,761
(Loss) gain on remeasurement, sale or write down of assets, net	(42,279)	497	161,937

Income from continuing operations	209,231	31,546	181,234

Discontinued operations:
Loss on disposition of assets, net	(37,988)	(23)	(40,171)
Loss from discontinued operations	(2,168)	(3,103)	(1,813)

Loss from discontinued operations	(40,156)	(3,126)	(41,984)

Net income	169,075	28,420	139,250
Less net income attributable to noncontrolling interests	12,209	3,230	18,508

Net income attributable to the Company	$156,866	$25,190	$120,742

Earnings per common share attributable to Company—basic:
Income from continuing operations	$1.46	$0.21	$1.90
Discontinued operations	(0.28)	(0.02)	(0.45)

Net income available to common stockholders	$1.18	$0.19	$1.45

Earnings per common share attributable to Company—diluted:
Income from continuing operations	$1.46	$0.21	$1.90
Discontinued operations	(0.28)	(0.02)	(0.45)

Net income available to common stockholders	$1.18	$0.19	$1.45

Weighted average number of common shares outstanding:
Basic	131,628,000	120,346,000	81,226,000

Diluted	131,628,000	120,346,000	81,226,000

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS

(Dollars in thousands, except per share data)

	Stockholders' Equity
	Common Stock
					Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit		Total Stockholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance January 1, 2009	76,883,634	$769	$1,721,256	$(274,834)	$(53,425)	$1,393,766	$248,118	$1,641,884	$23,327

Comprehensive income:
Net income	—	—	—	120,742	—	120,742	17,924	138,666	584
Interest rate swap/cap agreements	—	—	—	—	28,028	28,028	—	28,028	—

Total comprehensive income	—	—	—	120,742	28,028	148,770	17,924	166,694	584
Amortization of share and unit-based plans	213,288	2	17,961	—	—	17,963	—	17,963	—
Exercise of stock options	5,325	—	104	—	—	104	—	104	—
Employee stock purchases	38,174	—	611	—	—	611	—	611	—
Distributions paid ($2.60) per share	—	—	—	(191,838)	—	(191,838)	—	(191,838)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(30,291)	(30,291)	(584)
Stock dividend	5,712,928	58	121,215	—	—	121,273	—	121,273	—
Issuance of stock warrants	—	—	14,503	—	—	14,503	—	14,503	—
Stock offering	13,800,000	138	383,312	—	—	383,450	—	383,450	—
Contributions from noncontrolling interests	—	—	—	—	—	—	12,153	12,153	—
Conversion of noncontrolling interests to common shares	14,340	—	455	—	—	455	(455)	—	—
Redemption of noncontrolling interests	—	—	47	—	—	47	(444)	(397)	(2,736)
Other	—	—	(7,643)	—	—	(7,643)	—	(7,643)	—
Adjustment of noncontrolling interest in Operating Partnership	—	—	(23,890)	—	—	(23,890)	23,890	—	—

Balance December 31, 2009	96,667,689	$967	$2,227,931	$(345,930)	$(25,397)	$1,857,571	$270,895	$2,128,466	$20,591

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS (Continued)

(Dollars in thousands, except per share data)

	Stockholders' Equity
	Common Stock
					Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit		Total Stockholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance December 31, 2009	96,667,689	$967	$2,227,931	$(345,930)	$(25,397)	$1,857,571	$270,895	$2,128,466	$20,591

Comprehensive income:
Net income	—	—	—	25,190	—	25,190	2,811	28,001	419
Interest rate swap/cap agreements	—	—	—	—	22,160	22,160	—	22,160	—

Total comprehensive income	—	—	—	25,190	22,160	47,350	2,811	50,161	419
Amortization of share and unit-based plans	628,009	6	27,539	—	—	27,545	—	27,545	—
Exercise of stock options	5,400	—	99	—	—	99	—	99	—
Exercise of stock warrants	—	—	(17,639)	—	—	(17,639)	—	(17,639)	—
Employee stock purchases	28,450	—	803	—	—	803	—	803	—
Distributions paid ($2.10) per share	—	—	—	(243,617)	—	(243,617)	—	(243,617)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(26,908)	(26,908)	(419)
Stock dividend	1,449,542	14	43,072	—	—	43,086	—	43,086	—
Stock offering	31,000,000	310	1,220,519	—	—	1,220,829	—	1,220,829	—
Contributions from noncontrolling interests	—	—	—	—	—	—	5,159	5,159	—
Other	—	—	205	—	—	205	—	205	—
Conversion of noncontrolling interests to common shares	672,942	7	8,752	—	—	8,759	(8,759)	—	—
Redemption of noncontrolling interests	—	—	—	—	—	—	(193)	(193)	(9,225)
Adjustment of noncontrolling interest in Operating Partnership	—	—	(54,712)	—	—	(54,712)	54,712	—	—

Balance December 31, 2010	130,452,032	$1,304	$3,456,569	$(564,357)	$(3,237)	$2,890,279	$297,717	$3,187,996	$11,366

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS (Continued)

(Dollars in thousands, except per share data)

	Stockholders' Equity
	Common Stock
					Accumulated Other Comprehensive Loss
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit		Total Stockholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance December 31, 2010	130,452,032	$1,304	$3,456,569	$(564,357)	$(3,237)	$2,890,279	$297,717	$3,187,996	$11,366

Comprehensive income:
Net income	—	—	—	156,866	—	156,866	12,044	168,910	165
Interest rate swap/cap agreements	—	—	—	—	3,237	3,237	—	3,237	—

Total comprehensive income	—	—	—	156,866	3,237	160,103	12,044	172,147	165
Amortization of share and unit-based plans	597,415	6	18,513	—	—	18,519	—	18,519	—
Exercise of stock options	10,800	—	266	—	—	266	—	266	—
Exercise of stock warrants	—	—	(1,278)	—	—	(1,278)	—	(1,278)	—
Employee stock purchases	17,285	—	766	—	—	766	—	766	—
Distributions paid ($2.05) per share	—	—	—	(271,140)	—	(271,140)	—	(271,140)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(25,643)	(25,643)	(165)
Contributions from noncontrolling interests	—	—	—	—	—	—	78,921	78,921	—
Other	—	—	4,139	—	—	4,139	—	4,139	—
Conversion of noncontrolling interests to common shares	1,075,912	11	21,687	—	—	21,698	(21,698)	—	—
Redemption of noncontrolling interests	—	—	(26)	—	—	(26)	(16)	(42)	(11,366)
Adjustment of noncontrolling interest in Operating Partnership	—	—	(9,989)	—	—	(9,989)	9,989	—	—

Balance December 31, 2011	132,153,444	$1,321	$3,490,647	$(678,631)	$—	$2,813,337	$351,314	$3,164,651	$—

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$169,075	$28,420	$139,250
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on early extinguishment of debt, net	1,588	(3,661)	(29,161)
Loss (gain) on remeasurement, sale or write down of assets, net	42,279	(497)	(161,937)
Loss on disposition of assets, net from discontinued operations	37,988	23	40,171
Depreciation and amortization	282,643	260,252	277,472
Amortization of net discount on mortgages, bank and other notes payable	9,060	2,940	670
Amortization of share and unit-based plans	12,288	14,832	8,095
Provision for doubtful accounts	3,212	4,361	9,570
Income tax benefit	(6,110)	(9,202)	(4,761)
Equity in income of unconsolidated joint ventures	(294,677)	(79,529)	(68,160)
Co-venture expense	5,806	6,193	2,262
Distributions of income from unconsolidated joint ventures	12,778	20,634	12,252
Changes in assets and liabilities, net of acquisitions and dispositions:
Tenant and other receivables	(8,049)	9,933	(7,794)
Other assets	(4,421)	(25,529)	5,982
Due from affiliates	3,106	(565)	3,090
Accounts payable and accrued expenses	(11,797)	(8,588)	(67,150)
Other accrued liabilities	(17,484)	(19,582)	(38,961)

Net cash provided by operating activities	237,285	200,435	120,890

Cash flows from investing activities:
Acquisitions of property, development, redevelopment and property improvements	(247,011)	(185,789)	(197,483)
Redemption of redeemable non-controlling interests	(11,366)	(9,225)	(2,736)
Proceeds from note receivable	—	11,763	—
Maturities of marketable securities	1,362	1,316	1,283
Deferred leasing costs	(33,955)	(30,297)	(27,985)
Distributions from unconsolidated joint ventures	215,651	117,342	169,192
Contributions to unconsolidated joint ventures	(155,351)	(16,688)	(50,404)
Loans to unconsolidated joint ventures, net	(900)	(779)	(1,384)
Proceeds from sale of assets	16,960	—	417,450
Restricted cash	2,524	(29,815)	(5,577)

Net cash (used in) provided by investing activities	(212,086)	(142,172)	302,356

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	For the Years Ended December 31,
	2011	2010	2009
Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	757,000	927,514	425,703
Payments on mortgages, bank and other notes payable	(627,369)	(1,568,161)	(1,229,081)
Repurchase of convertible senior notes	(180,314)	(18,191)	(55,029)
Deferred financing costs	(18,976)	(10,856)	(6,506)
Proceeds from share and unit-based plans	1,032	902	715
Net proceeds from common stock offering	—	1,220,829	383,450
Net proceeds from issuance of stock warrants to purchase common stock	—	—	14,503
Exercise of stock warrants	(1,278)	(17,639)	—
Redemption of noncontrolling interests	(42)	(341)	(397)
Contributions from noncontrolling interests	4,204	—	—
Contribution from co-venture partner	—	—	168,154
Dividends and distributions	(296,948)	(225,958)	(95,665)
Distributions to co-venture partner	(40,905)	(13,972)	(2,367)

Net cash (used in) provided by financing activities	(403,596)	294,127	(396,520)

Net (decrease) increase in cash and cash equivalents	(378,397)	352,390	26,726
Cash and cash equivalents, beginning of year	445,645	93,255	66,529

Cash and cash equivalents, end of year	$67,248	$445,645	$93,255

Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$175,902	$211,830	$258,151

Non-cash investing and financing activities:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$13,291	$45,224	$30,799

Property distributed from unconsolidated joint venture	$445,004	$—	$—

Assumption of mortgage notes payable and other liabilities from unconsolidated joint venture	$240,537	$—	$—

Contribution of development rights from noncontrolling interests	$74,717	$—	$—

Acquisition of properties by assumption of mortgage notes payable and other accrued liabilities	$192,566	$—	$—

Disposition of property in exchange for investments in unconsolidated joint ventures	$56,952	$—	$—

Mortgage note payable discharged by deed-in-lieu of foreclosure	$38,968

Conversion of Operating Partnership Units to common stock	$21,698	$8,759	$455

Stock dividends	$—	$43,086	$121,116

Retirement of tax indemnity escrow held for nonparticipating unitholders	$—	$—	$22,904

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

        The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of December 31, 2011, the Company was the sole general partner of and held a 92% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The interests in the Operating Partnership are known as OP Units. OP Units not held by the Company are redeemable, at the election of the holder, on a one-for-one basis for the Company's stock or cash at the Company's option. The 8% limited partnership interest of the Operating Partnership not owned by the Company is reflected in these consolidated financial statements as noncontrolling interests in permanent equity. The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended.

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

2. Summary of Significant Accounting Policies: (Continued)

  Revenues:

        Minimum rental revenues are recognized on a straight-line basis over the term of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight-line rent adjustment." Rental revenue was increased by $5,116, $4,854 and $5,069 due to the straight-line rent adjustment during the years ended December 31, 2011, 2010 and 2009, respectively. Percentage rents are recognized and accrued when tenants' specified sales targets have been met.

        Estimated recoveries from certain tenants for their pro rata share of real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred. Other tenants pay a fixed rate and these tenant recoveries are recognized as revenues on a straight-line basis over the term of the related leases.

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

  Investment in Unconsolidated Joint Ventures:

        The Company accounts for its investments in joint ventures using the equity method of accounting unless the Company retains a controlling financial interest in the joint venture or the joint venture meets the definition of a variable interest entity in which the Company is the primary beneficiary through both its power to direct activities that most significantly impact the economic performance of the variable interest entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. Although the Company has a greater than 50% interest in Camelback Colonnade Associates LP, Corte Madera Village, LLC, East Mesa Mall, L.L.C., New River Associates, Pacific Premier Retail LP, Queens Mall Limited Partnership and Queens Mall

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

2. Summary of Significant Accounting Policies: (Continued)

Expansion Limited Partnership, the Company does not have a controlling financial interest in these joint ventures as it shares management control with the partners in these joint ventures and, therefore, accounts for its investments in these joint ventures using the equity method of accounting.

        The Company had identified Shoppingtown Mall, L.P. ("Shoppingtown Mall") and Camelback Shopping Center Limited Partnership as variable interest entities that met the criteria for consolidation. On September 14, 2011, the Company redeemed the outside ownership interests in Shoppingtown Mall for a cash payment of $11,366 (See Note 13—Noncontrolling Interests). As a result of the redemption, the property became wholly-owned by the Company. The net assets and results of operations of Camelback Shopping Center Limited Partnership included in the accompanying consolidated financial statements were insignificant to the net assets and results of operations of the Company.

  Acquisitions:

        The Company first determines the value of the land and buildings utilizing an "as if vacant" methodology. The Company then assigns a fair value to any debt assumed at acquisition. The Company then allocates the purchase price based on the fair value of the land, building, tenant improvements and identifiable intangible assets received and liabilities assumed. Tenant improvements represent the tangible assets associated with the existing leases valued on a fair value basis at the acquisition date prorated over the remaining lease terms. The tenant improvements are classified as an asset under property and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases which come in three forms: (i) leasing commissions and legal costs, which represent the value associated with "cost avoidance" of acquiring in-place leases, such as lease commissions paid under terms generally experienced in the Company's markets; (ii) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the "assumed vacant" property to the occupancy level when purchased; and (iii) above or below market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks. Leasing commissions and legal costs are recorded in deferred charges and other assets and are amortized over the remaining lease terms. The value of in-place leases are recorded in deferred charges and other assets and amortized over the remaining lease terms plus an estimate of renewal of the acquired leases. Above or below market leases are classified in deferred charges and other assets or in other accrued liabilities, depending on whether the contractual terms are above or below market, and the asset or liability is amortized to rental revenue over the remaining terms of the leases.

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

  Accounting for Impairment:

        The Company assesses whether an indicator of impairment in the value of its properties exists by considering expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include projected rental revenue, operating costs and capital expenditures as well as estimated holding periods and capitalization rates. If an impairment indicator exists, the determination of recoverability is made based upon the estimated undiscounted future net cash flows, excluding interest expense. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flows analysis, with the carrying value of the related assets. The Company generally holds and operates its properties long-term, which decreases the likelihood of its carrying values not being recoverable. Properties classified as held for sale are measured at the lower of the carrying amount or fair value less cost to sell.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

2. Summary of Significant Accounting Policies: (Continued)

  Derivative Instruments and Hedging Activities:

        The Company recognizes all derivatives in the consolidated financial statements and measures the derivatives at fair value. The Company uses interest rate swap and cap agreements (collectively, "interest rate agreements") in the normal course of business to manage or reduce its exposure to adverse fluctuations in interest rates. The Company designs its hedges to be effective in reducing the risk exposure that they are designated to hedge. Any instrument that meets the cash flow hedging criteria is formally designated as a cash flow hedge at the inception of the derivative contract. On an ongoing quarterly basis, the Company adjusts its balance sheet to reflect the current fair value of its derivatives. To the extent they are effective, changes in fair value are recorded in comprehensive income. Ineffective portions, if any, are included in net income (loss).

        Amounts paid (received) as a result of interest rate agreements are recorded as an addition (reduction) to (of) interest expense.

        No ineffectiveness was recorded during the years ended December 31, 2011, 2010 or 2009. If any derivative instrument used for risk management does not meet the hedging criteria, it is marked-to-market each period with the change in value included in the consolidated statements of operations. As of December 31, 2011, the Company's single derivative instrument outstanding did not contain a credit risk related contingent feature or collateral arrangement.

  Share and Unit-based Compensation Plans:

        The cost of share and unit-based compensation awards is measured at the grant date based on the calculated fair value of the awards and is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the awards. For market-indexed LTIP awards, compensation cost is recognized under the graded attribution method.

  Income Taxes:

        The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1994. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its taxable income to its stockholders. It is management's current intention to adhere to these requirements and maintain the Company's REIT status. As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes currently to its stockholders. If the Company fails to qualify as a REIT in any taxable year, then it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income, if any.

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

        No Center or tenant generated more than 10% of total revenues during 2011, 2010 or 2009.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

3. Earnings per Share ("EPS"):

        The following table reconciles the numerator and denominator used in the computation of earnings per share for the years ended December 31 (shares in thousands, except per share amounts):

	2011	2010	2009
Numerator
Income from continuing operations	$209,231	$31,546	$181,234
Loss from discontinued operations	(40,156)	(3,126)	(41,984)
Net income attributable to noncontrolling interests	(12,209)	(3,230)	(18,508)

Net income attributable to the Company	156,866	25,190	120,742
Allocation of earnings to participating securities	(1,436)	(2,615)	(3,270)

Numerator for basic and diluted earnings per share—net income available to common stockholders	$155,430	$22,575	$117,472

Denominator
Denominator for basic and diluted earnings per share—weighted average number of common shares outstanding(1)	131,628	120,346	81,226

Earnings per common share—basic:
Income from continuing operations	$1.46	$0.21	$1.90
Discontinued operations	(0.28)	(0.02)	(0.45)

Net income available to common stockholders	$1.18	$0.19	$1.45

Earnings per common share—diluted:
Income from continuing operations	$1.46	$0.21	$1.90
Discontinued operations	(0.28)	(0.02)	(0.45)

Net income available to common stockholders	$1.18	$0.19	$1.45

(1)
The Senior Notes (See Note 11—Bank and Other Notes Payable) are excluded from diluted EPS for the years ended December 31, 2011, 2010 and 2009 as their effect would be antidilutive.

Diluted EPS excludes 208,640, 208,640 and 205,757 convertible non-participating preferred units for the years ended December 31, 2011, 2010 and 2009, respectively, as their impact was antidilutive.

Diluted EPS excludes 1,203,280, 1,150,172 and 1,226,447 of unexercised stock appreciation rights for the years ended December 31, 2011, 2010 and 2009, respectively, as their effect was antidilutive.

Diluted EPS excludes 94,685, 122,500 and 127,500 of unexercised stock options for the years ended December 31, 2011, 2010 and 2009, respectively, as their effect was antidilutive.

Diluted EPS excludes 933,650, 935,358 and 2,185,358 of unexercised stock warrants for the years ended December 31, 2011, 2010 and 2009, respectively, as their effect was antidilutive.

Diluted EPS excludes 11,356,922 and 11,596,953 and 11,990,731 operating partnership units for the years ended December 31, 2011, 2010 and 2009, respectively, as their effect was antidilutive.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

4. Investments in Unconsolidated Joint Ventures:

        The following are the Company's investments in various joint ventures or properties jointly owned with third parties. The Company's interest in each joint venture as of December 31, 2011 is as follows:

Joint Venture	Ownership %(1)
Biltmore Shopping Center Partners LLC	50.0%
Camelback Colonnade Associates LP	75.0%
Chandler Gateway Partners, LLC	50.0%
Chandler Village Center, LLC	50.0%
Coolidge Holding LLC	37.5%
Corte Madera Village, LLC	50.1%
East Mesa Mall, L.L.C.—Superstition Springs Center	66.7%
FlatIron Property Holding, L.L.C.—FlatIron Crossing	25.0%
Jaren Associates #4	12.5%
Kierland Commons Investment LLC	50.0%
Kierland Tower Lofts, LLC	15.0%
La Sandia Santa Monica LLC	50.0%
Macerich Northwestern Associates—Broadway Plaza	50.0%
MetroRising AMS Holding LLC	15.0%
New River Associates—Arrowhead Towne Center	66.7%
Norcino Santa Monica LLC	50.0%
North Bridge Chicago LLC	50.0%
NorthPark Land Partners, LP	50.0%
NorthPark Partners, LP	50.0%
One Scottsdale Investors LLC	50.0%
Pacific Premier Retail LP	51.0%
Propcor Associates	25.0%
Propcor II Associates, LLC—Boulevard Shops	50.0%
Primi Santa Monica LLC	50.0%
SanTan Festival, LLC—Chandler Festival	50.0%
SanTan Village Phase 2 LLC	34.9%
SDG Macerich Properties, L.P.	50.0%
Queens Mall Limited Partnership	51.0%
Queens Mall Expansion Limited Partnership	51.0%
Scottsdale Fashion Square Partnership	50.0%
The Market at Estrella Falls LLC	39.7%
Tysons Corner LLC	50.0%
Tysons Corner Property Holdings II LLC	50.0%
Tysons Corner Property LLC	50.0%
WM Inland LP	50.0%
West Acres Development, LLP	19.0%
Westcor/Gilbert, L.L.C.	50.0%
Westcor/Queen Creek LLC	37.8%
Westcor/Surprise Auto Park LLC	33.3%
Wilshire Building—Tenants in Common	30.0%
WMAP, L.L.C.—Atlas Park	50.0%
WM Ridgmar, L.P.	50.0%
Zengo Restaurant Santa Monica LLC	50.0%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

4. Investments in Unconsolidated Joint Ventures: (Continued)

        The Company has recently made the following investments and dispositions in unconsolidated joint ventures:

        On July 30, 2009, the Company sold a 49% ownership interest in Queens Center to a third party for $152,654, resulting in a gain on sale of assets of $154,156 (See Note 6—Property.) The Company used the proceeds from the sale of the ownership interest in the property to pay down the $450,000 term loan (See "Term Loans" in Note 11—Bank and Other Notes Payable) and for general corporate purposes. The results of Queens Center are included below for the period subsequent to the sale of the ownership interest.

        On September 3, 2009, the Company formed a joint venture with a third party whereby the Company sold a 75% interest in FlatIron Crossing. As part of this transaction, the Company issued three warrants for an aggregate of 1,250,000 shares of common stock of the Company (See Note 15—Stockholders' Equity). The Company received $123,750 in cash proceeds for the overall transaction, of which $8,068 was attributed to the warrants. The proceeds attributable to the interest sold exceeded the Company's carrying value in the interest sold by $28,720. However, due to certain contractual rights afforded to the buyer of the interest in FlatIron Crossing, the Company has only recognized a gain on sale of $2,506 (See Note 6—Property). The remaining net cash proceeds in excess of the Company's carrying value in the interest sold of $26,214 has been included in other accrued liabilities and will not be recognized until dissolution of the joint venture or disposition of the Company's or buyer's interest in the joint venture. The Company used the proceeds from the sale of the ownership interest to pay down the $450,000 term loan and for general corporate purposes. The results of FlatIron Crossing are included below for the period subsequent to the sale of the ownership interest.

        On February 24, 2011, the Company's joint venture in Kierland Commons, a 434,642 square foot community center in Scottsdale, Arizona, acquired the ownership interest of another partner in the joint venture for $105,550. The Company's share of the purchase price consisted of a cash payment of $34,161 and the assumption of a pro rata share of debt of $18,613. As a result of the acquisition, the Company's ownership interest in Kierland Commons increased from 24.5% to 50%. The joint venture recognized a remeasurement gain of $25,019 on the acquisition based on the difference of the fair value received and its previously held investment in Kierland Commons. The Company's pro rata share of the gain recognized was $12,510.

        On February 28, 2011, the Company in a 50/50 joint venture acquired The Shops at Atlas Park, a 377,924 square foot community center in Queens, New York, for a total purchase price of $53,750. The Company's share of the purchase price was $26,875. The results of The Shops at Atlas Park are included below for the period subsequent to the acquisition.

        On February 28, 2011, the Company acquired the additional 50% ownership interest in Desert Sky Mall, an 893,863 square foot regional shopping center in Phoenix, Arizona, that it did not own for $27,625. The purchase price was funded by a cash payment of $1,875 and the assumption of the third party's pro rata share of the mortgage note payable on the property of $25,750. Concurrent with the purchase of the partnership interest, the Company paid off the $51,500 loan on the property. Prior to the acquisition, the Company had accounted for its investment in Desert Sky Mall under the equity method. Since the date of acquisition, the Company has included Desert Sky Mall in its consolidated financial statements (See Note 16—Acquisitions).

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

4. Investments in Unconsolidated Joint Ventures: (Continued)

        On April 1, 2011, the Company's joint venture in SDG Macerich Properties, L.P. ("SDG Macerich") conveyed Granite Run Mall to the mortgage note lender with a deed-in-lieu of foreclosure. The mortgage note was non-recourse. The Company's pro rata share of gain on the early extinguishment of debt was $7,753.

        On June 3, 2011, the Company entered into a transaction with General Growth Properties, Inc. ("General Growth"), whereby the Company acquired an additional 33.3% ownership interest in Arrowhead Towne Center, an additional 33.3% ownership interest in Superstition Springs Center, and an additional 50% ownership interest in the land under Superstition Springs Center ("Superstition Springs Land") that it did not own in exchange for six anchor locations, including five former Mervyn's stores (See Note 17—Discontinued Operations) and a cash payment of $75,000. As a result of this transaction, the Company now owns a 66.7% ownership interest in Arrowhead Towne Center, a 66.7% ownership interest in Superstition Springs Center and a 100% ownership interest in Superstition Springs Land. Although the Company had a 66.7% ownership interest in Arrowhead Towne Center and Superstition Springs Center upon completion of the transaction, the Company does not have a controlling financial interest in these joint ventures due to the substantive participation rights of the outside partner and, therefore, continues to account for its investments in these joint ventures under the equity method of accounting. Accordingly, no remeasurement gain was recorded on the increase in ownership. The Company has consolidated its investment in Superstition Springs Land since the date of acquisition (See Note 16—Acquisitions) and has recorded a remeasurement gain of $1,734 (See Note 6—Property) as a result of the increase in ownership. This transaction is referred herein as the "GGP Exchange".

        On December 31, 2011, the Company and its joint venture partner reached agreement for the distribution and conveyance of interests in SDG Macerich that owned 11 regional shopping centers in a 50/50 partnership. Six of the eleven assets were distributed to the Company on December 31, 2011. The Company received 100% ownership of Eastland Mall in Evansville, Indiana, Lake Square Mall in Leesburg, Florida, SouthPark Mall in Moline, Illinois, Southridge Mall in Des Moines, Iowa, NorthPark Mall in Davenport, Iowa and Valley Mall in Harrisonburg, Virginia (collectively referred to herein as the "SDG Acquisition Properties"). The ownership interests in the remaining five regional malls were distributed to the outside partner. The remaining net assets of SDG Macerich will be distributed during the year ended December 31, 2012. The SDG Acquisition Properties were recorded at fair value at the date of transfer, which resulted in a gain of $188,264, which is included in equity in income of unconsolidated joint ventures, based on the fair value of the assets acquired and the liabilities assumed in excess of the book value of the Company's interest in SDG Macerich. The distribution and conveyance of the 11 regional shopping centers is referred to herein as the "SDG Transaction". Prior to the SDG Transaction, the Company accounted for its investment in the SDG Acquisition Properties under the equity method of accounting. Since the date of distribution and conveyance, the Company has included the SDG Acquisition Properties in its consolidated financial statements (See Note 16—Acquisitions).

        Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures as of December 31:

	2011	2010
Assets(1):
Properties, net	$4,328,953	$5,047,022
Other assets	469,039	470,922

Total assets	$4,797,992	$5,517,944

Liabilities and partners' capital(1):
Mortgage notes payable(2)	$3,896,418	$4,617,127
Other liabilities	161,827	211,942
Company's capital	327,461	349,175
Outside partners' capital	412,286	339,700

Total liabilities and partners' capital	$4,797,992	$5,517,944

Investment in unconsolidated joint ventures:
Company's capital	$327,461	$349,175
Basis adjustment(3)	700,414	591,903

	$1,027,875	$941,078

Assets—Investments in unconsolidated joint ventures	$1,098,560	$1,006,123
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(70,685)	(65,045)

	$1,027,875	$941,078

(1)
These amounts include the assets and liabilities of the following joint ventures as of December 31, 2011 and 2010:

	SDG Macerich	Pacific Premier Retail LP	Tysons Corner LLC
As of December 31, 2011:
Total Assets	$12,772	$1,078,226	$339,324
Total Liabilities	$226	$1,005,479	$319,247
As of December 31, 2010:
Total Assets	$817,995	$1,101,186	$330,117
Total Liabilities	$815,884	$1,019,513	$324,527
(2)
Certain mortgage notes payable could become recourse debt to the Company should the joint venture be unable to discharge the obligations of the related debt. As of December 31, 2011 and 2010, a total of $380,354 and $348,658, respectively, could become recourse debt to the Company. As of December 31, 2011 and 2010, the Company

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

4. Investments in Unconsolidated Joint Ventures: (Continued)

  has indemnity agreements from joint venture partners for $182,638 and $162,451, respectively, of the guaranteed amount.

  Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life ("NML") of $663,543 and $573,239 as of December 31, 2011 and 2010, respectively. NML is considered a related party because it is a joint venture partner with the Company in Macerich Northwestern Associates—Broadway Plaza. Interest expense incurred on these borrowings amounted to $42,451, $40,876 and $33,947 for the years ended December 31, 2011, 2010 and 2009, respectively.

(3)
The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was $9,257, $7,327 and $9,214 for the years ended December 31, 2011, 2010 and 2009, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	SDG Macerich	Pacific Premier Retail LP	Tysons Corner LLC	Other Joint Ventures	Total
Year Ended December 31, 2011
Revenues:
Minimum rents	$84,523	$133,191	$63,950	$351,982	$633,646
Percentage rents	4,742	6,124	2,068	18,491	31,425
Tenant recoveries	43,845	55,088	41,286	169,516	309,735
Other	3,668	5,248	3,061	37,743	49,720

Total revenues	136,778	199,651	110,365	577,732	1,024,526

Expenses:
Shopping center and operating expenses	51,037	59,723	34,519	218,981	364,260
Interest expense	41,300	50,174	14,237	154,382	260,093
Depreciation and amortization	27,837	41,448	20,115	126,267	215,667

Total operating expenses	120,174	151,345	68,871	499,630	840,020

Gain on sale or distribution of assets	366,312	—	—	23,395	389,707
Gain on early extinguishment of debt	15,704	—	—	—	15,704

Net income	$398,620	$48,306	$41,494	$101,497	$589,917

Company's equity in net income	$204,439	$24,568	$16,209	$49,461	$294,677

Year Ended December 31, 2010
Revenues:
Minimum rents	$90,187	$131,204	$59,587	$354,369	$635,347
Percentage rents	4,411	5,487	1,585	17,402	28,885
Tenant recoveries	44,651	50,626	38,162	183,349	316,788
Other	3,653	6,688	2,975	31,428	44,744

Total revenues	142,902	194,005	102,309	586,548	1,025,764

Expenses:
Shopping center and operating expenses	51,004	55,680	32,025	227,959	366,668
Interest expense	46,530	51,796	16,204	155,775	270,305
Depreciation and amortization	30,796	38,928	18,745	122,195	210,664

Total operating expenses	128,330	146,404	66,974	505,929	847,637

Gain on sale of assets	6	468	—	102	576
Loss on early extinguishment of debt	—	(1,352)	—	—	(1,352)

Net income	$14,578	$46,717	$35,335	$80,721	$177,351

Company's equity in net income	$7,290	$23,972	$13,917	$34,350	$79,529

Year Ended December 31, 2009
Revenues:
Minimum rents	$92,253	$131,785	$62,293	$310,526	$596,857
Percentage rents	4,615	5,039	1,353	15,949	26,956
Tenant recoveries	48,626	50,074	37,475	152,772	288,947
Other	3,774	4,583	2,617	24,183	35,157

Total revenues	149,268	191,481	103,738	503,430	947,917

Expenses:
Shopping center and operating expenses	56,189	54,722	31,675	189,223	331,809
Interest expense	46,686	51,466	15,761	128,755	242,668
Depreciation and amortization	30,898	36,345	17,953	113,746	198,942

Total operating expenses	133,773	142,533	65,389	431,724	773,419

Loss on sale of assets	(931)	—	—	(2,085)	(3,016)

Net income	$14,564	$48,948	$38,349	$69,621	$171,482

Company's equity in net income	$7,282	$24,894	$19,175	$16,809	$68,160

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

4. Investments in Unconsolidated Joint Ventures: (Continued)

        Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

5. Derivative Instruments and Hedging Activities:

        The Company recorded other comprehensive income related to the marking-to-market of interest rate agreements of $3,237, $22,160 and $28,028 for the years ended December 31, 2011, 2010 and 2009, respectively. The amount expected to be reclassified to interest expense in the next 12 months is immaterial.

        The following derivative was outstanding at December 31, 2011:

Property/Entity(1)	Notional Amount	Product	Rate	Maturity	Fair Value
Westside Pavilion	175,000	Cap	5.50%	6/5/2012	—

(1)
See additional disclosure in Note 10—Mortgage Notes Payable.

        The Company had an interest rate swap agreement designated as a hedging instrument with a fair value of $3,237 that was included in other accrued liabilities at December 31, 2010. This instrument expired during the year ended December 31, 2011.

6. Property:

        Property at December 31, 2011 and 2010 consists of the following:

	2011	2010
Land	$1,273,649	$1,158,139
Building improvements	5,440,394	4,934,391
Tenant improvements	442,862	398,556
Equipment and furnishings	123,098	124,530
Construction in progress	209,732	292,891

	7,489,735	6,908,507
Less accumulated depreciation	(1,410,692)	(1,234,380)

	$6,079,043	$5,674,127

        Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $220,392, $201,452 and $215,831, respectively.

        The Company recognized a (loss) gain on the sale of assets of ($423), $497 and $5,275 for the years ended December 31, 2011, 2010 and 2009, respectively.

        During the year ended December 31, 2011, the Company recognized a gain of $1,734 on the purchase of Superstition Springs Land (See Note 16—Acquisitions) in connection with the GGP Exchange (See Note 4—Investments in Unconsolidated Joint Ventures) and a gain of $1,868 on the purchase of a 50% interest in Desert Sky Mall (See Note 16—Acquisitions).

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

6. Property: (Continued)

        During the year ended December 31, 2011, the Company also recorded a loss on impairment of $45,458 due to the reduction in the estimated holding period of certain long-lived assets.

        During the year ended December 31, 2009, the Company recorded a gain of $154,156 on the sale of a 49% interest in Queens Center and a gain of $2,506 on the sale of a 75% interest in FlatIron Crossing. (See Note 4—Investments in Unconsolidated Joint Ventures.)

7. Marketable Securities:

        Marketable Securities at December 31, 2011 and 2010 consists of the following:

	2011	2010
Government debt securities, at par value	$25,147	$26,509
Less discount	(314)	(574)

	24,833	25,935
Unrealized gain	1,803	2,612

Fair value	$26,636	$28,547

        Future contractual maturities of marketable securities at December 31, 2011 are as follows:

1 year or less	$1,378
2 to 5 years	23,769

$25,147

        The proceeds from maturities and interest receipts from the marketable securities are restricted to the service of the Greeley Note (See Note 11—Bank and Other Notes Payable).

8. Tenant and Other Receivables, net:

        Included in tenant and other receivables, net, is an allowance for doubtful accounts of $4,626 and $5,411 at December 31, 2011 and 2010, respectively. Also included in tenant and other receivables, net, are accrued percentage rents of $7,583 and $5,827 at December 31, 2011 and 2010, respectively.

        Included in tenant and other receivables, net, are the following notes receivable:

        On March 31, 2006, the Company received a note receivable that is secured by a deed of trust, bears interest at 5.5% and matures on March 31, 2031. At December 31, 2011 and 2010, the note had a balance of $8,743 and $8,992, respectively.

        On January 1, 2008, in connection with the redemption of participating preferred units then outstanding, the Company received an unsecured note receivable of $11,763 that bore interest at 9.0%. The note was paid off in full on June 30, 2010.

        On August 18, 2009, the Company received a note receivable from J&R Holdings XV, LLC ("Pederson") that bears interest at 11.55% and matures on December 31, 2013. Pederson is considered a related party because it has an ownership interest in Promenade at Casa Grande. The note is secured

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

8. Tenant and Other Receivables, net: (Continued)

by Pederson's interest in Promenade at Casa Grande. Interest income on the note was $413 and $138 for the years ended December 31, 2011 and 2010, respectively. The balance on the note at December 31, 2011 and 2010 was $3,445.

9. Deferred Charges And Other Assets, net:

        Deferred charges and other assets, net at December 31, 2011 and 2010 consist of the following:

	2011	2010
Leasing	$281,340	$189,853
Financing	40,638	57,564
Intangible assets(1):
In-place lease values	121,320	99,328
Leasing commissions and legal costs	32,242	29,088
Other assets	198,596	152,167

	674,136	528,000
Less accumulated amortization(2)	(190,373)	(211,031)

	$483,763	$316,969

(1)
The estimated amortization of these intangible assets for the next five years and thereafter is as follows:

Year Ending December 31,
2012	$22,431
2013	15,399
2014	10,787
2015	7,841
2016	6,037
Thereafter	34,121

$96,616

(2)
Accumulated amortization includes $56,946 and $60,859 relating to intangible assets at December 31, 2011 and 2010, respectively. Amortization expense for intangible assets was $15,492, $14,886 and $19,815 for the years ended December 31, 2011, 2010 and 2009, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

9. Deferred Charges And Other Assets, net: (Continued)

        The allocated values of above-market leases included in deferred charges and other assets, net and below-market leases included in other accrued liabilities at December 31, 2011 and 2010 consist of the following:

	2011	2010
Above-Market Leases
Original allocated value	$97,297	$50,615
Less accumulated amortization	(39,057)	(36,935)

	$58,240	$13,680

Below-Market Leases
Original allocated value	$156,778	$121,813
Less accumulated amortization	(91,400)	(83,780)

	$65,378	$38,033

        The allocated values of above and below-market leases will be amortized into minimum rents on a straight-line basis over the individual remaining lease terms. The estimated amortization of these values for the next five years and thereafter is as follows:

Year Ending December 31,	Above Market	Below Market
2012	$10,745	$15,739
2013	8,864	13,165
2014	7,378	11,505
2015	6,053	9,521
2016	4,536	7,533
Thereafter	20,664	7,915

	$58,240	$65,378

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

10. Mortgage Notes Payable:

        Mortgage notes payable at December 31, 2011 and 2010 consist of the following:

	Carrying Amount of Mortgage Notes(1)
	2011		2010
					Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
	Related Party	Other	Related Party	Other
Capitola Mall(5)	$—	$—	$33,459	$—	—	$—	—
Chandler Fashion Center(6)	—	155,489	—	159,360	5.50%	1,043	2012
Chesterfield Towne Center(7)	—	—	—	50,462	—	—	—
Danbury Fair Mall(8)	122,382	122,381	109,657	109,657	5.53%	1,538	2020
Deptford Mall	—	172,500	—	172,500	5.41%	778	2013
Deptford Mall	—	15,030	—	15,248	6.46%	101	2016
Eastland Mall(9)	—	168,000	—	—	5.79%	811	2016
Fashion Outlets of Niagara(10)	—	129,025	—	—	4.89%	727	2020
Fiesta Mall	—	84,000	—	84,000	4.98%	341	2015
Flagstaff Mall	—	37,000	—	37,000	5.03%	153	2015
Freehold Raceway Mall(6)	—	232,900	—	232,900	4.20%	805	2018
Fresno Fashion Fair	81,733	81,734	82,791	82,792	6.76%	1,104	2015
Great Northern Mall	—	37,256	—	38,077	5.19%	234	2013
Hilton Village(11)	—	—	—	8,581	—	—	—
La Cumbre Plaza(12)	—	—	—	23,113	—	—	—
Northgate, The Mall at(13)	—	38,115	—	38,115	7.00%	191	2015
Oaks, The(14)	—	257,264	—	257,264	2.26%	433	2013
Pacific View(15)	—	—	—	84,096	—	—	—
Paradise Valley Mall(16)	—	84,000	—	85,000	6.30%	406	2014
Prescott Gateway(17)	—	60,000	—	60,000	5.86%	289	2011
Promenade at Casa Grande(18)	—	76,598	—	79,104	5.21%	287	2013
Rimrock Mall(19)	—	—	—	40,650	—	—	—
Salisbury, Center at	—	115,000	—	115,000	5.83%	555	2016
SanTan Village Regional Center(20)	—	138,087	—	138,087	2.69%	273	2013
Shoppingtown Mall(21)	—	—	—	39,675	—	—	—
South Plains Mall	—	102,760	—	104,132	6.55%	648	2015
South Towne Center	—	86,525	—	87,726	6.39%	554	2015
Towne Mall	—	12,801	—	13,348	4.99%	100	2012
Tucson La Encantada(22)	75,315	—	76,437	—	5.84%	448	2012
Twenty Ninth Street(23)	—	107,000	—	106,244	3.12%	259	2016
Valley Mall(24)	—	43,543	—	—	5.85%	280	2016
Valley River Center	—	120,000	—	120,000	5.59%	558	2016
Valley View Center(25)	—	125,000	—	125,000	5.72%	596	2011
Victor Valley, Mall of(26)	—	97,000	—	100,000	2.13%	151	2013
Vintage Faire Mall(27)	—	135,000	—	135,000	3.56%	368	2015
Westside Pavilion(28)	—	175,000	—	175,000	2.53%	331	2013
Wilton Mall(29)	—	40,000	—	40,000	1.28%	32	2013

	$279,430	$3,049,008	$302,344	$2,957,131

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

  Debt premiums (discounts) as of December 31, 2011 and 2010 consist of the following:

Property Pledged as Collateral	2011	2010
Deptford Mall	$(25)	$(30)
Fashion Outlets of Niagara	8,198	—
Great Northern Mall	(55)	(82)
Hilton Village	—	(19)
Shoppingtown Mall	—	482
Towne Mall	88	183
Valley Mall	(365)	—

	$7,841	$534

(2)
The interest rate disclosed represents the effective interest rate, including the debt premiums (discounts) and deferred finance costs.

(3)
The payment term represents the monthly payment of principal and interest.

(4)
The maturity date assumes that all extension options are fully exercised and that the Company does not opt to refinance the debt prior to these dates. These extension options are at the Company's discretion, subject to certain conditions, which the Company believes will be met.

(5)
On March 15, 2011, the loan was paid off in full.

(6)
A 49.9% interest in the loan has been assumed by a third party in connection with a co-venture arrangement with that unrelated party. See Note 12—Co-Venture Arrangement.

(7)
On February 1, 2011, the loan was paid off in full. As a result of the pay-off of the debt, the Company recognized a loss on early extinguishment of debt of $9,133, which included a $9,000 prepayment penalty and $133 of unamortized financing costs then outstanding.

(8)
On February 23, 2011 and November 28, 2011, the Company exercised options to borrow an additional $20,000 and $10,000, respectively.

(9)
On December 31, 2011, the Company acquired Eastland Mall as part of the SDG Transaction (See Note 16—Acquisitions). In connection with the transaction, the Company assumed the loan on the property with a fair value of $168,000 that bears interest at an effective rate of 5.79% and matures on June 1, 2016.

(10)
On July 22, 2011, the Company purchased the Fashion Outlets of Niagara (See Note 16—Acquisitions). In connection with the acquisition, the Company assumed the loan on the property with a fair value of $130,005 that bears interest at an effective rate of 4.89% and matures on October 6, 2020.

(11)
On September 30, 2011, the loan was paid off in full.

(12)
On December 9, 2011, the loan was paid off in full.

(13)
The loan bears interest at LIBOR plus 4.50% with a total interest rate floor of 6.0% and matures on January 1, 2013, with two one-year extension options. The loan also includes options for additional borrowings of up to $20,000 depending on certain conditions. The total interest rate was 7.00% at December 31, 2011 and 2010.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

10. Mortgage Notes Payable: (Continued)

(14)
The loan bears interest at LIBOR plus 1.75% and matures on July 10, 2012 with an additional one-year extension option. At December 31, 2011 and 2010, the total interest rate was 2.26% and 2.50%, respectively.

(15)
On June 1, 2011, the loan was paid off in full.

(16)
The loan bears interest at LIBOR plus 4.0% with a total interest rate floor of 5.50% and matures on August 31, 2012 with two one-year extension options. At December 31, 2011 and 2010, the total interest rate was 6.30%.

(17)
As of December 1, 2011, the loan was in maturity default. The Company is negotiating with the lender and the outcome is uncertain at this time. The loan is nonrecourse to the Company.

(18)
The loan bears interest at LIBOR plus 4.0% with a LIBOR rate floor of 0.50% and matures on December 30, 2013. At December 31, 2011 and 2010, the total interest rate was 5.21%.

(19)
On July 1, 2011, the loan was paid off in full.

(20)
The loan bears interest at LIBOR plus 2.10% and matures on June 13, 2012, with a one-year extension option. At December 31, 2011 and 2010, the total interest rate was 2.69% and 2.94%, respectively.

(21)
On December 30, 2011, the Company conveyed the property to the lender by a deed-in-lieu of foreclosure. As a result, the Company has been discharged from the non-recourse loan. (See Note 17—Discontinued Operations).

(22)
On February 1, 2012, the Company replaced the existing loan on the property with a new $75,135 loan that bears interest at 4.22% and matures on March 1, 2022.

(23)
On January 18, 2011, the Company replaced the existing loan on the property with a new $107,000 loan that bears interest at LIBOR plus 2.63% and matures on January 18, 2016. At December 31, 2011, the total interest rate was 3.12%.

(24)
On December 31, 2011, the Company acquired Valley Mall as part of the SDG Transaction (See Note 16—Acquisitions). In connection with the transaction, the Company assumed the loan on the property with a fair value of $43,543 that bears interest at an effective rate of 5.85% and matures on June 1, 2016.

(25)
On July 15, 2010, a court appointed receiver assumed operational control and managerial responsibility for Valley View Center. The Company anticipates the disposition of the asset, which is under the control of the receiver, will be executed through foreclosure, deed-in-lieu of foreclosure, or by some other means, and is expected to be completed in the near future. Although the Company is no longer funding any cash shortfall, it will continue to record the operations of the property until the title for the Center is transferred and its obligation for the loan is discharged. Once title to the Center is transferred, the Company will remove the net assets and liabilities from the Company's consolidated balance sheets. The loan is non-recourse to the Company.

(26)
The loan bears interest at LIBOR plus 1.60% and was due to mature on May 6, 2012, with a one-year extension option. At December 31, 2011 and 2010, the total interest rate on the loan was 2.13% and 6.94%, respectively.

(27)
The loan bears interest at LIBOR plus 3.0% and matures on April 27, 2015. At December 31, 2011 and 2010, the total interest rate was 3.56% and 8.37%, respectively.

(28)
The loan bears interest at LIBOR plus 2.00% and matures on June 5, 2012 with a one-year extension option. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 5.50%

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

10. Mortgage Notes Payable: (Continued)

  over the loan term. See Note 5—Derivative Instruments and Hedging Activities. At December 31, 2011 and 2010, the total interest rate on the loan was 2.53% and 7.81%, respectively.

(29)
The loan bears interest at LIBOR plus 0.675% and matures on August 1, 2013. As additional collateral for the loan, the Company is required to maintain a deposit of $40,000 with the lender, which has been included in restricted cash. The interest on the deposit is not restricted. At December 31, 2011 and 2010, the total interest rate on the loan was 1.28% and 1.26%, respectively.

        Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

        The Company expects all loan maturities during the next twelve months, except Valley View Center and Prescott Gateway, will be refinanced, restructured, extended and/or paid-off from the Company's line of credit or with cash on hand.

        Total interest expense capitalized during the years ended December 31, 2011, 2010 and 2009 was $11,905, $25,664 and $21,294, respectively.

        Related party mortgage notes payable are amounts due to affiliates of NML. See Note 20—Related-Party Transactions for interest expense associated with loans from NML.

        The fair value of mortgage notes payable at December 31, 2011 and 2010 was $3,477,483 and $3,438,674, respectively, based on current interest rates for comparable loans. The method for computing fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

        The future maturities of mortgage notes payable are as follows:

2012	$442,005
2013	1,007,720
2014	106,275
2015	642,423
2016	573,078
Thereafter	549,096

3,320,597
Debt premium, net	7,841

$3,328,438

        The future maturities reflected above reflect the extension options that the Company believes will be exercised.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

11. Bank and Other Notes Payable:

        Bank and other notes payable consist of the following:

  Convertible Senior Notes ("Senior Notes"):

        On March 16, 2007, the Company issued $950,000 in Senior Notes that are to mature on March 15, 2012. The Senior Notes bear interest at 3.25%, payable semiannually, are senior to unsecured debt of the Company and are guaranteed by the Operating Partnership. Prior to December 14, 2011, upon the occurrence of certain specified events, the Senior Notes were convertible at the option of the holder into cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the election of the Company, at an initial conversion rate of 8.9702 shares per $1 principal amount. The conversion right was not exercised prior to December 14, 2011. On and after December 15, 2011, the Senior Notes are convertible at any time prior to the second business day preceding the maturity date at the option of the holder at the initial conversion rate. The initial conversion price of approximately $111.48 per share represented a 20% premium over the closing price of the Company's common stock on March 12, 2007. In addition, the Senior Notes are covered by two capped calls that effectively increased the conversion price of the Senior Notes to approximately $130.06, which represents a 40% premium to the March 12, 2007 closing price of $92.90 per common share of the Company. The initial conversion rate is subject to adjustment under certain circumstances. Holders of the Senior Notes do not have the right to require the Company to repurchase the Senior Notes prior to maturity except in connection with the occurrence of certain fundamental change transactions.

        During the years ended December 31, 2011, 2010 and 2009, the Company repurchased and retired $180,314, $18,468 and $89,065, respectively, of the Senior Notes for $180,792, $18,283 and $54,135, respectively, and recorded a (loss) gain on the early extinguishment of debt of ($1,449), ($489) and $29,824, respectively. The repurchases were funded by borrowings under the Company's line of credit and/or from cash proceeds from the Company's April 2010 common stock offering.

        The carrying value of the Senior Notes at December 31, 2011 and 2010 was $437,788 and $606,971, respectively, which included an unamortized discount of $1,530 and $12,661, respectively. The unamortized discount is amortized into interest expense over the term of the Senior Notes in a manner that approximates the effective interest method. As of December 31, 2011 and 2010, the effective interest rate was 5.41%. The fair value of the Senior Notes at December 31, 2011 and 2010 was $437,788 and $619,632, respectively, based on the quoted market price on each date.

  Line of Credit:

        The Company had a $1,500,000 revolving line of credit that bore interest at LIBOR plus a spread of 0.75% to 1.10% that matured on April 25, 2011. On May 2, 2011, the Company obtained a new $1,500,000 revolving line of credit that bears interest at LIBOR plus a spread of 1.75% to 3.0% depending on the Company's overall leverage and matures on May 2, 2015 with a one-year extension option. Based on the Company's current leverage levels, the borrowing rate on the new facility is LIBOR plus 2.0%. The line of credit can be expanded, depending on certain conditions, up to a total facility of $2,000,000 less the outstanding balance of the $125,000 unsecured term loan as described below. As of December 31, 2011, borrowings under the line of credit were $290,000 at an average

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

11. Bank and Other Notes Payable: (Continued)

interest rate of 2.96%. The fair value of the line of credit at December 31, 2011 was $292,366 based on a present value model using a credit interest rate spread offered to the Company for comparable debt.

  Term Loans:

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

        On December 8, 2011, the Company obtained a seven-year, $125,000 unsecured term loan under the line of credit that bears interest at LIBOR plus a spread of 1.95% to 3.20% depending on the Company's overall leverage and matures on December 8, 2018. Based on the Company's current leverage levels, the borrowing rate is LIBOR plus 2.20%. As of December 31, 2011, the total interest rate was 2.42%. The fair value of the term loan at December 31, 2011 was $120,019 based on a present value model using a credit interest rate spread offered to the Company for comparable debt.

  Greeley Note:

        On July 27, 2006, concurrent with the sale of Greeley Mall, the Company provided marketable securities to replace Greeley Mall as collateral for the mortgage note payable on the property (See Note 7—Marketable Securities). As a result of this transaction, the mortgage note payable was reclassified to bank and other notes payable. This note bears interest at an effective rate of 6.34% and matures in September 2013. At December 31, 2011 and 2010, the Greeley note had a balance outstanding of $24,848 and $25,624, respectively. The fair value of the note at December 31, 2011 and 2010 was $26,510 and $23,967, respectively, based on current interest rates for comparable loans. The method for computing fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the collateral for the underlying debt.

        As of December 31, 2011 and 2010, the Company was in compliance with all applicable financial loan covenants.

        The future maturities of bank and other notes payable are as follows:

2012	$440,139
2013	24,027
2016	290,000
Thereafter	125,000

879,166
Debt discount	(1,530)

$877,636

        The future maturities reflected above reflect an extension option that the Company believes will be exercised.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

12. Co-Venture Arrangement:

        On September 30, 2009, the Company formed a joint venture, whereby a third party acquired a 49.9% interest in Freehold Raceway Mall and Chandler Fashion Center. As part of this transaction, the Company issued a warrant in favor of the third party to purchase 935,358 shares of common stock of the Company at an exercise price of $46.68 per share. See "Warrants" in Note 15—Stockholders' Equity. The Company received approximately $174,650 in cash proceeds for the overall transaction, of which $6,496 was attributed to the warrants. The Company used the proceeds from this transaction to pay down the line of credit and for general corporate purposes.

        As a result of the Company having certain rights under the agreement to repurchase the assets after the seventh year of the venture formation, the transaction did not qualify for sale treatment. The Company, however, is not obligated to repurchase the assets. The transaction has been accounted for as a profit-sharing arrangement, and accordingly the assets, liabilities and operations of the properties remain on the books of the Company and a co-venture obligation was established for the amount of $168,154, representing the net cash proceeds received from the third party less costs allocated to the warrant. The co-venture obligation is increased for the allocation of income to the co-venture partner and decreased for distributions to the co-venture partner. The co-venture obligation was $125,171 and $160,270 at December 31, 2011 and 2010, respectively.

13. Noncontrolling Interests:

        The Company allocates net income of the Operating Partnership based on the weighted average ownership interest during the period. The net income of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership at the end of each period to reflect its ownership interest in the Company. The Company had a 92% ownership interest in the Operating Partnership as of December 31, 2011 and 2010. The remaining 8% limited partnership interest as of December 31, 2011 and 2010 was owned by certain of the Company's executive officers and directors, certain of their affiliates, and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the ten trading days ending on the respective balance sheet date. Accordingly, as of December 31, 2011 and 2010, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $554,341 and $538,794, respectively.

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

        The outside ownership interests in the Company's joint venture in Shoppingtown Mall had a purchase option for $11,366. Due to the redemption feature of the ownership interest in Shoppingtown

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

13. Noncontrolling Interests: (Continued)

Mall, these noncontrolling interests were included in temporary equity. The Company exercised its right to redeem the outside ownership interests in the partnership in cash and the redemption closed on September 14, 2011.

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

        On September 30, 2009, the Company issued a warrant in connection with its formation of a co-venture to own and operate Freehold Raceway Mall and Chandler Fashion Center. (See Note 12—Co-Venture Arrangement.) The warrant provides for the purchase of 935,358 shares of the Company's common stock. The warrant was valued at $6,496 and recorded as a credit to additional paid-in capital. The warrant was immediately exercisable upon its issuance and will expire 30 days after the refinancing or repayment of each loan encumbering the Centers has closed. The warrant has an exercise price of $46.68 per share, with such price subject to anti-dilutive adjustments. The warrant allows for either gross or net issue settlement at the option of the warrant holder. In the event that the warrant holder elects a net issue settlement, the Company may elect to settle the warrant in cash or shares; provided, however, that in the event the Company elects to deliver cash, the holder may elect to instead have the exercise of the warrant satisfied in shares. In addition, the Company has entered into a registration rights agreement with the warrant holders requiring the Company to provide certain registration rights regarding the resale of shares of common stock underlying the warrant. In December 2011, holders requested a net issue exercise of 311,786 shares of the warrant and the Company elected to deliver a cash payment of $1,278 in exchange for the portion of the warrant exercised.

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

        On April 20, 2010, the Company completed an offering of 30,000,000 newly issued shares of its common stock and on April 23, 2010 issued an additional 1,000,000 newly issued shares of common stock in connection with the underwriters' exercise of its over-allotment option. The net proceeds of the offering, after giving effect to the issuance and sale of all 31,000,000 shares of common stock at an initial price to the public of $41.00 per share, were approximately $1,220,829 after deducting underwriting discounts, commissions and other transaction costs. The Company used the net proceeds of the offering to pay down its line of credit in full, reduce certain property indebtedness and for general corporate purposes.

16. Acquisitions:

  Desert Sky Mall:

        On February 28, 2011, the Company acquired the additional 50% ownership interest in Desert Sky Mall, an 893,863 square foot regional shopping center in Phoenix, Arizona, that it did not own for $27,625. The acquisition was completed in order to gain 100% ownership and control over this well located asset. The purchase price was funded by a cash payment of $1,875 and the assumption of the third party's pro rata share of the mortgage note payable on the property of $25,750. Concurrent with the purchase of the partnership interest, the Company paid off the $51,500 loan on the property. Prior to the acquisition, the Company had accounted for its investment under the equity method (See Note 4—Investments in Unconsolidated Joint Ventures). As a result of this transaction, the Company obtained 100% ownership of Desert Sky Mall.

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

        The Company has included the gain in (loss) gain on remeasurement, sale or write down of assets, net for the year ended December 31, 2011 (See Note 6—Property).

        Since the date of acquisition, the Company has included Desert Sky Mall in its consolidated financial statements. Desert Sky Mall has generated incremental revenue of $9,235 and incremental expense of $8,171.

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

        The Company recorded the fair value of Superstition Springs Land at $12,914. As a result of obtaining control of this property, the Company recognized a gain of $1,734, which is included in (loss) gain on remeasurement, sale or write down of assets, net for the year ended December 31, 2011 (See Note 6—Property). Since the date of acquisition, the Company has included Superstition Springs Land in its consolidated financial statements.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

16. Acquisitions: (Continued)

  Fashion Outlets of Niagara:

        On July 22, 2011, the Company acquired the Fashion Outlets of Niagara, a 529,059 square foot outlet center in Niagara Falls, New York. The initial purchase price of $200,000 was funded by a cash payment of $78,579 and the assumption of the mortgage note payable with a carrying value of $121,421 and a fair value of $130,006. The cash purchase price was funded from borrowings under the Company's line of credit.

        The purchase and sale agreement includes contingent consideration based on the performance of the Fashion Outlets of Niagara from the acquisition date through July 21, 2014 that could increase the purchase price from the initial $200,000 up to a maximum of $218,667. The Company estimated the fair value of the contingent consideration as of December 31, 2011 to be $14,786, which has been included in other accrued liabilities as part of the fair value of the total liabilities assumed.

        The following is a summary of the allocation of the fair value of the Fashion Outlets of Niagara:

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

        Since the date of acquisition, the Company has included the Fashion Outlets of Niagara in its consolidated financial statements. The Fashion Outlets of Niagara has generated incremental revenue of $11,021 and incremental expense of $11,961.

  SDG Acquisition Properties:

        On December 31, 2011, the Company acquired the SDG Acquisition Properties as a result of the SDG Transaction. The Company completed the SDG Transaction in order to gain 100% control of the SDG Acquisition Properties. In connection with the acquisition, the Company assumed the mortgage notes payable on Eastland Mall and Valley Mall. Prior to the acquisition, the Company had accounted for its investment in SDG Macerich under the equity method (See Note 4—Investments in Unconsolidated Joint Ventures). As a result of this transaction, the Company obtained 100% ownership of the SDG Acquisition Properties.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

16. Acquisitions: (Continued)

        The following is a summary of the allocation of the fair value of the SDG Acquisition Properties:

Property	$371,344
Tenant receivables	10,048
Deferred charges	30,786
Other assets, net	32,826

Total assets acquired	445,004

Mortgage notes payable	211,543
Accounts payable	10,416
Other accrued liabilities	18,578

Total liabilities assumed	240,537

Fair value of acquired net assets	$204,467

        The Company determined that the purchase price represented the fair value of the assets acquired and liabilities assumed.

  Other:

        On April 29, 2011, the Company purchased a fee interest in a freestanding Kohl's store at Capitola Mall for $28,500. The purchase price was paid from cash on hand.

17. Discontinued Operations:

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

        On October 14, 2011, the Company sold a former Mervyn's store in Salt Lake City, Utah for $8,061, resulting in a gain of $3,783. The proceeds from the sale were used for general corporate purposes.

        On November 30, 2011, the Company sold a former Mervyn's store in West Valley City, Utah for $2,300, resulting in a loss of $200. The proceeds from the sale were used for general corporate purposes.

  Shoppingtown Mall:

        In June 2011, the Company recorded an impairment charge of $35,729 related to Shoppingtown Mall. As a result of the maturity default on the mortgage note payable (See Note 10—Mortgage Notes Payable) and the corresponding reduction of the estimated holding period, the Company wrote down the carrying value of the long-lived assets to its estimated fair value of $38,968. The Company had classified the estimated fair value as a Level 3 measurement due to the highly subjective nature of computation, which involve estimates of holding period, market conditions, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital improvements.

        On December 30, 2011, the Company conveyed Shoppingtown Mall to the mortgage note lender by a deed-in-lieu of foreclosure. As a result of the conveyance, the Company recognized an additional $3,929 loss on the disposal of the property.

  Other:

        During the fourth quarter 2009, the Company sold five non-core community centers for $71,275, resulting in an aggregate loss on sale of $16,933. The Company used the proceeds from the sale to pay down the Company's line of credit and for general corporate purposes.

        The Company has classified the results of operations and gain or loss on sale for all of the above dispositions as discontinued operations for the years ended December 31, 2011, 2010 and 2009.

        Revenues from discontinued operations were $12,052, $15,166 and $25,686 for the years ended December 31, 2011, 2010 and 2009, respectively. Loss from discontinued operations, including the net loss from disposition of assets, was $40,156, $3,126 and $41,984 for the years ended December 31, 2011, 2010 and 2009, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

18. Future Rental Revenues:

        Under existing non-cancelable operating lease agreements, tenants are committed to pay the following minimum rental payments to the Company:

Year Ending December 31,
2012	$423,290
2013	371,049
2014	328,355
2015	289,347
2016	251,328
Thereafter	813,711

$2,477,080

19. Commitments and Contingencies:

        The Company has certain properties subject to non-cancelable operating ground leases. The leases expire at various times through 2107, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined in the lease. Ground rent expenses were $8,607, $6,494 and $7,818 for the years ended December 31, 2011, 2010 and 2009, respectively. No contingent rent was incurred for the years ended December 31, 2011, 2010 or 2009.

        Minimum future rental payments required under the leases are as follows:

Year Ending December 31,
2012	$14,641
2013	14,774
2014	13,584
2015	12,441
2016	12,475
Thereafter	778,808

$846,723

        As of December 31, 2011 and 2010, the Company was contingently liable for $19,721 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

        The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the agreement. At December 31, 2011, the Company had $2,131 in outstanding obligations, which it believes will be settled in 2012.

        A putative class action complaint was filed on September 1, 2010 involving a single plaintiff based on alleged wage and hour violations. The parties reached a court approved settlement on December 9, 2011, which was not material to the Company's Consolidated Financial Statements.

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

	2011	2010	2009
Management Fees	$26,838	$26,781	$24,323
Development and Leasing Fees	9,955	11,488	9,228

	$36,793	$38,269	$33,551

        Certain mortgage notes on the properties are held by NML (See Note 10—Mortgage Notes Payable). Interest expense in connection with these notes was $16,743, $14,254 and $19,413 for the years ended December 31, 2011, 2010 and 2009, respectively. Included in accounts payable and accrued expenses is interest payable to these partners of $1,379 and $1,439 at December 31, 2011 and 2010, respectively.

        As of December 31, 2011 and 2010, the Company had loans to unconsolidated joint ventures of $3,995 and $3,095, respectively. Interest income associated with these notes was $276, $184 and $46 for the years ended December 31, 2011, 2010 and 2009, respectively. These loans represent initial funds advanced to development stage projects prior to construction loan funding. Correspondingly, loan payables in the same amount have been accrued as an obligation by the various joint ventures.

        Due from affiliates of $3,387 and $6,599 at December 31, 2011 and 2010, respectively, represents unreimbursed costs and fees due from unconsolidated joint ventures under management agreements.

21. Share and Unit-Based Plans:

        The Company has established share and unit-based compensation plans for the purpose of attracting and retaining executive officers, directors and key employees.

  2003 Equity Incentive Plan:

        The 2003 Equity Incentive Plan ("2003 Plan") authorizes the grant of stock awards, stock options, stock appreciation rights, stock units, stock bonuses, performance-based awards, dividend equivalent rights and operating partnership units or other convertible or exchangeable units. As of December 31, 2011, stock awards, stock units, LTIP Units (as defined below), stock appreciation rights ("SARs") and stock options have been granted under the 2003 Plan. All stock options or other rights to acquire common stock granted under the 2003 Plan have a term of 10 years or less. These awards were generally granted based on certain performance criteria for the Company and the employees. None of the awards have performance requirements other than a service condition of continued employment unless otherwise provided. All awards are subject to restrictions determined by the Company's compensation committee. The aggregate number of shares of common stock that may be issued under the 2003 Plan is 13,825,428 shares. As of December 31, 2011, there were 7,827,542 shares available for issuance under the 2003 Plan.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

21. Share and Unit-Based Plans: (Continued)

  Stock Awards:

        The value of the stock awards was determined by the market price of the common stock on the date of the grant. The following table summarizes the activity of non-vested stock awards during the years ended December 31, 2011, 2010 and 2009:

	2011		2010		2009
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at beginning of year	63,351	$53.69	126,137	$69.53	275,181	$74.68
Granted	11,350	48.47	11,664	38.58	6,500	8.21
Vested	(53,571)	57.36	(74,143)	78.48	(155,077)	76.09
Forfeited	—	—	(307)	61.17	(467)	70.19

Balance at end of year	21,130	$40.68	63,351	$53.69	126,137	$69.53

  Stock Units:

        The stock units represent the right to receive upon vesting one share of the Company's common stock for one stock unit. The value of the outstanding stock units was determined by the market price of the Company's common stock on the date of the grant. The following table summarizes the activity of non-vested stock units during the years ended December 31, 2011, 2010 and 2009:

	2011		2010		2009
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	1,038,549	$7.17	1,567,597	$7.17	—	$—
Granted	64,463	48.36	—	—	1,600,002	7.17
Vested	(519,272)	7.17	(529,048)	7.17	(32,405)	7.17
Forfeited	(7,400)	12.35	—	—	—	—

Balance at end of year	576,340	$11.71	1,038,549	$7.17	1,567,597	$7.17

  SARs:

        The SARs vested on March 15, 2011. The executives have up to 10 years from the grant date to exercise the SARs. Upon exercise, the executives will receive unrestricted common shares for the appreciation in value of the SARs from the grant date to the exercise date. The Company measured the grant date value of each SAR to be $7.68 using the Black-Scholes Option Pricing Model based upon the following assumptions: volatility of 22.52%, dividend yield of 5.23%, risk free rate of 3.15%, current value of $61.17 and an expected term of 8 years. The assumptions for volatility and dividend yield were based on the Company's historical experience as a publicly traded company, the current value was based on the closing price on the date of grant and the risk free rate was based upon the

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

21. Share and Unit-Based Plans: (Continued)

interest rate of the 10-year Treasury bond on the date of grant. The following table summarizes the activity of SARs awards during the years ended December 31, 2011, 2010 and 2009:

	2011		2010		2009
	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price
Balance at beginning of year	1,242,314	$56.56	1,324,700	$56.56	1,326,792	$56.63
Granted	—	—	—	—	31,323	$53.72
Exercised	—	—	—	—	—	—
Forfeited	(85,329)	$56.63	(82,386)	$56.63	(33,415)	$56.63

Balance at end of year	1,156,985	$56.55	1,242,314	$56.56	1,324,700	$56.56

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

        On February 28, 2011, the Company granted 190,000 market-indexed LTIP Units to four executive officers at a weighted average grant date fair value of $43.30 per LTIP Unit. The new grants vest over a service period ending January 31, 2012.

        The market-indexed LTIP Units vest based on the percentile ranking of the Company in terms of total return to stockholders (the "Total Return") per common stock share relative to the Total Return of a group of peer REITs, as measured in accordance with the award agreement. The service-based LTIP Units vest straight-line over the service period. The compensation cost is recognized under the graded attribution method for market-indexed LTIP awards and the straight-line method for the service-based LTIP awards.

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

        The following table summarizes the activity of non-vested LTIP Units during the years ended December 31, 2011, 2010 and 2009:

	2011		2010		2009
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	272,226	$50.68	252,940	$55.50	299,350	$57.02
Granted	422,631	46.48	232,632	48.89	—	—
Vested	(504,857)	49.85	(213,346)	54.45	(46,410)	65.29
Forfeited	—	—	—	—	—	—

Balance at end of year	190,000	$43.30	272,226	$50.68	252,940	$55.50

  Stock Options:

        The following table summarizes the activity of stock options for the years ended December 31, 2011, 2010 and 2009:

	2011		2010		2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance at beginning of year	110,711	$75.08	110,711	$75.08	110,711	$75.08
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	(108,011)	$76.05	—	—	—	—

Balance at end of year	2,700	$36.51	110,711	$75.08	110,711	$75.08

        At December 31, 2011, all the stock options were fully vested. The weighted average remaining contractual life for the stock options outstanding was one and a half years.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

21. Share and Unit-Based Plans: (Continued)

  Directors' Phantom Stock Plan:

        The Directors' Phantom Stock Plan offers non-employee members of the board of directors ("Directors") the opportunity to defer their cash compensation and to receive that compensation in common stock rather than in cash after termination of service or a predetermined period. Compensation generally includes the annual retainers payable by the Company to the Directors. Deferred amounts are generally credited as units of phantom stock at the beginning of each three-year deferral period by dividing the present value of the deferred compensation by the average fair market value of the Company's common stock at the date of award. Compensation expense related to the phantom stock award was determined by the amortization of the value of the stock units on a straight-line basis over the applicable three-year service period. The stock units (including dividend equivalents) vest as the Directors' services (to which the fees relate) are rendered. Vested phantom stock units are ultimately paid out in common stock on a one-unit for one-share basis. To the extent elected by a director, stock units receive dividend equivalents in the form of additional stock units based on the dividend amount paid on the common stock. The aggregate number of phantom stock units that may be granted under the Directors' Phantom Stock Plan is 500,000. As of December 31, 2011, there were 265,856 units available for grant under the Directors' Phantom Stock Plan. As of December 31, 2011, there was $549 of unrecognized cost related to non-vested phantom stock units.

        The following table summarizes the activity of the non-vested phantom stock units for the years ended December 31, 2011, 2010 and 2009:

	2011		2010		2009
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	29,783	$34.18	—	$—	3,209	$83.88
Granted	10,534	48.51	54,602	35.33	25,036	14.99
Vested	(24,572)	39.89	(24,819)	36.72	(28,245)	22.82
Forfeited	—	—	—	—	—	—

Balance at end of year	15,745	$34.84	29,783	$34.18	—	$—

  Employee Stock Purchase Plan ("ESPP"):

        The ESPP authorizes eligible employees to purchase the Company's common stock through voluntary payroll deductions made during periodic offering periods. Under the ESPP common stock is purchased at a 10% discount from the lesser of the fair value of common stock at the beginning and ending of the offering period. A maximum of 750,000 shares of common stock is available for purchase under the ESPP. The number of shares available for future purchase under the plan at December 31, 2011 was 607,809.

  Other Share-Based Plans:

        Prior to the adoption of the 2003 Plan, the Company had several other share-based plans. Under these plans, 10,800 stock options were outstanding as of December 31, 2011. No additional shares may

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

21. Share and Unit-Based Plans: (Continued)

be issued under these plans. All stock options outstanding under these plans were fully vested as of December 31, 2005. As of December 31, 2011, all of the outstanding shares are exercisable at a weighted average price of $26.60. The weighted average remaining contractual life for options outstanding and exercisable was one year.

  Compensation:

        The following summarizes the compensation cost under the share and unit-based plans:

	2011	2010	2009
Stock awards	$749	$3,086	$6,964
Stock units	7,526	8,048	3,291
LTIP units	8,955	12,780	3,800
SARs	626	2,318	2,669
Stock options	—	402	596
Phantom stock units	980	911	643

	$18,836	$27,545	$17,963

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

        On March 26, 2010, as part of a separation agreement with a former executive, the Company modified the terms of the awards of 83,794 stock units and 5,109 LTIP Units granted under the LTIP. In addition, on September 14, 2010, as part of a separation agreement with another former executive, the Company modified the terms of the awards of 37,242 stock units, 2,385 stock awards and 43,204 SARs then outstanding. As a result of these modifications, the Company recognized an additional $5,281 of compensation cost during the year ended December 31, 2010.

        During the year ended December 31, 2011, as part of the separation agreements with six former employees, the Company modified the terms of 61,570 stock units, 2,281 stock awards and 43,204 SARs then outstanding. As a result of these modifications, the Company recognized additional compensation cost of $3,333.

        The Company capitalized share and unit-based compensation costs of $6,231, $12,713 and $9,868 for the years ended December 31, 2011, 2010 and 2009, respectively.

        The fair value of the stock awards and stock units that vested during the years ended December 31, 2011, 2010 and 2009 was $27,160, $23,469 and $2,217, respectively. Unrecognized compensation cost of share and unit-based plans at December 31, 2011 consisted of $565 from stock awards, $1,986 from stock units, $755 from LTIP Units and $549 from phantom stock units.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

22. Employee Benefit Plans:

  Profit Sharing Plan:

        The Company has a retirement profit sharing plan that covers substantially all of its eligible employees. The plan is qualified in accordance with section 401(a) of the Internal Revenue Code. Effective January 1, 1995, this plan was modified to include a 401(k) plan whereby employees can elect to defer compensation subject to Internal Revenue Service withholding rules. This plan was further amended effective February 1, 1999 to add The Macerich Company Common Stock Fund as a new investment alternative under the plan. A total of 150,000 shares of common stock were reserved for issuance under the plan. Contributions by the Company to the plan were made at the discretion of the Board of Directors and were based upon a specified percentage of employee compensation. On January 1, 2004, the plan adopted the "Safe Harbor" provision under Sections 401(k)(12) and 401(m)(11) of the Internal Revenue Code. In accordance with these newly adopted provisions, the Company began matching contributions equal to 100 percent of the first three percent of compensation deferred by a participant and 50 percent of the next two percent of compensation deferred by a participant. During the years ended December 31, 2011, 2010 and 2009, these matching contributions made by the Company were $3,077, $3,502 and $3,189, respectively. Contributions are recognized as compensation in the period they are made.

  Deferred Compensation Plans:

        The Company has established deferred compensation plans under which key executives of the Company may elect to defer receiving a portion of their cash compensation otherwise payable in one calendar year until a later year. The Company may, as determined by the Board of Directors in its sole discretion prior to the beginning of the plan year, credit a participant's account with a matching amount equal to a percentage of the participant's deferral. The Company contributed $570, $586 and $698 to the plans during the years ended December 31, 2011, 2010 and 2009, respectively. Contributions are recognized as compensation in the periods they are made.

23. Income Taxes:

        For income tax purposes, distributions paid to common stockholders consist of ordinary income, capital gains, unrecaptured Section 1250 gain and return of capital or a combination thereof. The following table details the components of the distributions, on a per share basis, for the years ended December 31:

	2011		2010		2009
Ordinary income	$0.85	41.5%	$0.57	27.1%	$0.09	3.3%
Capital gains	0.01	0.5%	0.04	1.9%	1.12	43.2%
Unrecaptured Section 1250 gain	0.04	2.0%	—	0.0%	0.93	35.8%
Return of capital	1.15	56.0%	1.49	71.0%	0.46	17.7%

Dividends paid	$2.05	100.0%	$2.10	100.0%	$2.60	100.0%

        The Company has made Taxable REIT Subsidiary elections for all of its corporate subsidiaries other than its Qualified REIT Subsidiaries. The elections, effective for the year beginning January 1, 2001 and future years were made pursuant to Section 856(l) of the Internal Revenue Code.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

23. Income Taxes: (Continued)

The income tax benefit of the TRSs for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Current	$—	$(11)	$(264)
Deferred	6,110	9,213	5,025

Income tax benefit	$6,110	$9,202	$4,761

        Income tax benefit of the TRSs for the years ended December 31, 2011, 2010 and 2009 are reconciled to the amount computed by applying the Federal Corporate tax rate as follows:

	2011	2010	2009
Book loss for TRSs	$(19,558)	$(19,896)	$(15,371)

Tax at statutory rate on earnings from continuing operations before income taxes	$6,650	$6,765	$5,226
Other	(540)	2,437	(465)

Income tax benefit	$6,110	$9,202	$4,761

        The net operating loss carryforwards are currently scheduled to expire through 2031, beginning in 2021. Net deferred tax assets of $26,829 and $19,525 were included in deferred charges and other assets, net at December 31, 2011 and 2010, respectively. The tax effects of temporary differences and carryforwards of the TRSs included in the net deferred tax assets at December 31, 2011 and 2010 are summarized as follows:

	2011	2010
Net operating loss carryforwards	$29,045	$20,292
Property, primarily differences in depreciation and amortization, the tax basis of land assets and treatment of certain other costs	(4,442)	(3,097)
Other	2,226	2,330

Net deferred tax assets	$26,829	$19,525

        The following is a reconciliation of the unrecognized tax benefits for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Unrecognized tax benefits at beginning of year	$—	$2,420	$2,201
Gross increases for tax positions of current year	—	—	651
Gross decreases for tax positions of current year	—	(2,420)	(432)

Unrecognized tax benefits at end of year	$—	$—	$2,420

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

23. Income Taxes: (Continued)

        The tax years 2008 through 2010 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefit will materially change within the next 12 months.

24. Quarterly Financial Data (Unaudited):

        The following is a summary of quarterly results of operations for the years ended December 31, 2011 and 2010:

	2011 Quarter Ended				2010 Quarter Ended
	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31
Revenues(1)	$215,315	$202,683	$190,940	$191,069	$200,334	$189,471	$181,226	$182,114
Net income (loss) available to common stockholders(2)	$163,107	$12,941	$(19,216)	$34	$23,558	$8,429	$(440)	$(6,357)
Net income (loss) available to common stockholders per share-basic	$1.23	$0.10	$(0.15)	$—	$0.18	$0.06	$(0.01)	$(0.08)
Net income (loss) available to common stockholders per share-diluted	$1.23	$0.10	$(0.15)	$—	$0.18	$0.06	$(0.01)	$(0.08)

(1)
Revenues as reported on the Company's Quarterly Reports on Form 10-Q have been reclassified to reflect adjustments for discontinued operations.

(2)
Net income available to common stockholders for the quarter ended December 31, 2011 includes a gain of $188,264 from the SDG Transaction (See Note 4—Investments in Unconsolidated Joint Ventures) and an impairment loss of $45,458 related to the reduction of the expected holding period of certain long-lived assets (See Note 6—Property).

25. Subsequent Events:

        On January 27, 2012, the Company announced a dividend/distribution of $0.55 per share for common stockholders and OP Unit holders of record on February 22, 2012. All dividends/distributions will be paid 100% in cash on March 8, 2012.

Report of Independent Registered Public Accounting Firm

The Board of Advisors and Partners of
Pacific Premier Retail LP:

        We have audited the accompanying consolidated balance sheets of Pacific Premier Retail LP and subsidiaries (a Delaware limited partnership) (the "Partnership") as of December 31, 2011 and 2010, and the related consolidated statements of operations, capital and cash flows for each of the years in the two-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we have also audited the related 2011 and 2010 information in the Partnership's financial statement schedule III—Real Estate and Accumulated Depreciation listed in the Index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Premier Retail LP and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related 2011 and 2010 information in the financial statement schedule III—Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Los Angeles, Califonia
February 24, 2012

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Stockholders of
Pacific Premier Retail Trust

        We have audited the consolidated statements of operations, equity, and cash flows of Pacific Premier Retail Trust, a Maryland Real Estate Investment Trust (the "Trust"), for the year ended December 31, 2009. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the Trust's operations and its cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        As set forth in Note 1 to the accompanying financial statements, the Trust became a wholly-owned subsidiary of Pacific Premier Retail LP.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Los Angeles, California
February 26, 2010

PACIFIC PREMIER RETAIL LP

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par values)

	December 31,
	2011	2010
ASSETS:
Property, net	$980,774	$1,004,003
Cash and cash equivalents	40,150	37,572
Restricted cash	1,532	—
Tenant receivables, net	5,549	5,705
Deferred rent receivable	11,746	11,987
Deferred charges, net	31,423	33,750
Other assets	7,052	8,169

Total assets	$1,078,226	$1,101,186

LIABILITIES AND CAPITAL:
Mortgage notes payable:
Related parties	$157,650	$59,748
Others	816,483	922,950

Total	974,133	982,698
Accounts payable	924	1,723
Accrued interest payable	4,041	3,885
Tenant security deposits	1,711	1,707
Other accrued liabilities	23,874	28,275
Due to related parties	796	1,225

Total liabilities	1,005,479	1,019,513

Commitments and contingencies
Capital:
Partners' capital:
General Partner	—	—
Limited Partners:
Preferred capital (250 and 625 Series A Preferred Units issued and outstanding at December 31, 2011 and 2010, respectively)	625	2,500
Common capital (111,691 Class A and 107,920 Class B Units issued and outstanding at December 31, 2011 and 2010)	72,178	79,315

Total partners' capital	72,803	81,815
Noncontrolling interests	(56)	(142)

Total capital	72,747	81,673

Total liabilities and capital	$1,078,226	$1,101,186

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER RETAIL LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	For the years ended December 31,
	2011	2010	2009
Revenues:
Minimum rents	$133,191	$131,204	$131,785
Percentage rents	6,124	5,487	5,039
Tenant recoveries	55,088	50,626	50,074
Other	5,248	6,688	4,583

Total revenues	199,651	194,005	191,481

Expenses:
Maintenance and repairs	12,268	12,082	11,232
Real estate taxes	16,578	16,266	15,547
Management fees	6,810	6,677	6,634
General and administrative	8,791	5,540	6,043
Ground rent	1,587	1,580	1,467
Insurance	2,070	2,008	2,172
Utilities	5,921	5,896	6,074
Security	5,516	5,419	5,329
Interest	50,174	51,796	51,466
Depreciation and amortization	41,448	38,928	36,345

Total expenses	151,163	146,192	142,309

Gain on disposition of assets	—	468	—
Loss on early extinguishment of debt	—	(1,352)	—

Net income	48,488	46,929	49,172
Less net income attributable to noncontrolling interests	182	212	224

Net income attributable to the Partnership	$48,306	$46,717	$48,948

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER RETAIL LP

CONSOLIDATED STATEMENTS OF CAPITAL

(Dollars in thousands)

	Partners' Capital
	General Partner's Capital	Limited Partners' Preferred Capital	Limited Partners' Common Capital	Accumulated Other Comprehensive Loss	Total Partners' Capital	Noncontrolling Interests	Total Capital
Balance January 1, 2009	$—	$2,500	$169,825	$—	$172,325	$1,250	$173,575

Comprehensive income:
Net income	—	375	48,573	—	48,948	224	49,172
Interest rate cap agreement	—	—	—	(30)	(30)	—	(30)

Total comprehensive income	—	375	48,573	(30)	48,918	224	49,142
Distributions to Macerich PPR Corp.	—	(152)	(65,295)	—	(65,447)	—	(65,447)
Distributions to Ontario Teachers' Pension Plan Board	—	(148)	(63,090)	—	(63,238)	—	(63,238)
Distributions to noncontrolling interests	—	—	—	—	—	(2,230)	(2,230)
Other distributions	—	(75)	—	—	(75)	—	(75)
Adjustment of noncontrolling interests in the Partnership	—	—	(965)	—	(965)	965	—

Balance December 31, 2009	—	2,500	89,048	(30)	91,518	209	91,727

Comprehensive income:
Net income	—	375	46,342	—	46,717	212	46,929
Interest rate cap agreement	—	—	—	30	30	—	30

Total comprehensive income	—	375	46,342	30	46,747	212	46,959
Distributions to Macerich PPR Corp.	—	(152)	(28,517)	—	(28,669)	—	(28,669)
Distributions to Ontario Teachers' Pension Plan Board	—	(148)	(27,554)	—	(27,702)	—	(27,702)
Distributions to noncontrolling interests	—	—	—	—	—	(567)	(567)
Other distributions	—	(75)	—	—	(75)	—	(75)
Adjustment of noncontrolling interests in the Partnership	—	—	(4)	—	(4)	4	—

Balance December 31, 2010	—	2,500	79,315	—	81,815	(142)	81,673

Net income	—	225	48,081	—	48,306	182	48,488
Distributions to Macerich PPR Corp.	—	(76)	(29,100)	—	(29,176)	—	(29,176)
Distributions to Ontario Teachers' Pension Plan Board	—	(74)	(28,118)	—	(28,192)	—	(28,192)
Distributions to noncontrolling interests	—	—	—	—	—	(96)	(96)
Exchange of Preferred Units for common units	—	(2,000)	2,000	—	—	—	—
Other distributions	—	(75)	—	—	(75)	—	(75)
Series A preferred units issued	—	125	—	—	125	—	125

Balance December 31, 2011	$—	$625	$72,178	$—	$72,803	$(56)	$72,747

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER RETAIL LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the years ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$48,488	$46,929	$49,172
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,297	1,088	1,270
Gain on disposition of asset	—	(468)	—
Depreciation and amortization	44,140	41,402	37,589
Changes in assets and liabilities:
Tenant receivables	(1,141)	19	(3,192)
Deferred rent receivable	241	(1,034)	(923)
Other assets	1,117	12,596	(12,890)
Accounts payable	(548)	(197)	143
Accrued interest payable	156	(143)	390
Tenant security deposits	4	(20)	(857)
Other accrued liabilities	(3,876)	4,549	7,840
Due to related parties	(429)	1,379	(1,331)

Net cash provided by operating activities	89,449	106,100	77,211

Cash flows from investing activities:
Acquistions of property and improvements	(14,619)	(27,185)	(33,881)
Deferred leasing costs	(4,061)	(17,309)	(3,015)
Restricted cash	(1,532)	1,455	153

Net cash used in investing activities	(20,212)	(43,039)	(36,743)

Cash flows from financing activities:
Proceeds from mortgage notes payable	—	350,000	72,428
Payments on mortgage notes payable	(8,565)	(365,433)	(5,148)
Proceeds from issuance of Series A Preferred Units	125	—	—
Distributions	(57,314)	(56,638)	(147,765)
Dividends to preferred unitholders	(225)	(375)	(375)
Deferred financing costs	(680)	(1,555)	(5,563)

Net cash used in financing activities	(66,659)	(74,001)	(86,423)

Net increase (decrease) in cash and cash equivalents	2,578	(10,940)	(45,955)
Cash and cash equivalents, beginning of year	37,572	48,512	94,467

Cash and cash equivalents, end of year	$40,150	$37,572	$48,512

Supplemental cash flow information:
Cash payment for interest, net of amounts capitalized	$47,473	$49,814	$50,381

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER RETAIL LP

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

        During 2011, Pacific Premier Retail LP (the "Partnership") was formed as a holding company for the partners' investment in the Trust, a wholly owned subsidiary of the Partnership. There was no change in the partners' ownership interests in the Partnership as compared to their historical ownership in the Trust. The Partnership is owned 51% by the Corp and 49% by Ontario Teachers. Accordingly, there was no financial accounting impact as these are entities under common control and carryover basis was used for the Partnership. The accompanying consolidated financial statements are referred to as the Partnership's for all periods presented.

        Included in the Centers is a 99% interest in Los Cerritos Center and Stonewood Center, all other Centers are held at 100%.

        The Centers as of December 31, 2011 and their locations are as follows:

Cascade Mall	Burlington, Washington
Creekside Crossing	Redmond, Washington
Cross Court Plaza	Burlington, Washington
Kitsap Mall	Silverdale, Washington
Kitsap Place	Silverdale, Washington
Lakewood Center	Lakewood, California
Los Cerritos Center	Cerritos, California
North Point Plaza	Silverdale, Washington
Redmond Town Center	Redmond, Washington
Redmond Office	Redmond, Washington
Stonewood Center	Downey, California
Washington Square	Portland, Oregon
Washington Square Too	Portland, Oregon

2. Summary of Significant Accounting Policies:

  Basis of Presentation:

        These consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

  Cash and Cash Equivalents:

        The Partnership considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents, for which cost approximates fair value.

PACIFIC PREMIER RETAIL LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

2. Summary of Significant Accounting Policies: (Continued)

  Tenant Receivables:

        Included in tenant receivables are accrued percentage rents of $1,990 and $1,678 and an allowance for doubtful accounts of $708 and $619 at December 31, 2011 and 2010, respectively.

  Revenues:

        Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight-line rent adjustment." Rental income was (decreased) increased by ($241), $1,034, and $923 during the years ended December 31, 2011, 2010 and 2009, respectively, due to the straight-line rent adjustment. Percentage rents are recognized on an accrual basis and are accrued when tenants' specified sales targets have been met.

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

  Accounting for Impairment:

        The Partnership assesses whether an indicator of impairment in the value of its properties exists by considering expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include projected rental revenue, operating costs and capital expenditures as well as estimated holding periods and capitalization rates. If an impairment indicator exists, the determination of recoverability is made based upon the estimated undiscounted future net cash flows, excluding interest expense. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flows analysis, with the carrying value of the related assets. The Partnership generally holds and operates its properties long-term, which

PACIFIC PREMIER RETAIL LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

2. Summary of Significant Accounting Policies: (Continued)

decreases the liklihood of its carrying values not being recoverable. Properties classified as held for sale are measured at the lower of the carrying amount or fair value less cost to sell. There was no impairment of properties during the years ended December 31, 2011, 2010 or 2009.

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

        Included in deferred charges is accumulated amortization of $17,376 and $13,806 at December 31, 2011 and 2010, respectively.

  Derivatives and Hedging Activities:

        The Partnership recognizes all derivatives in the consolidated financial statements and measures the derivatives at fair value. The Partnership uses interest rate swap and cap agreements (collectively, "interest rate agreements") in the normal course of business to manage or reduce its exposure to adverse fluctuations in interest rates. The Partnership designs its hedges to be effective in reducing the risk exposure that they are designated to hedge. Any instrument that meets the cash flow hedging criteria is formally designated as a cash flow hedge at the inception of the derivative contract. On an ongoing quarterly basis, the Partnership adjusts its balance sheet to reflect the current fair value of its derivatives. To the extent they are effective, changes in fair value of derivatives are recorded in comprehensive income. Ineffective portions, if any, are included in net income. If any derivative instrument used for risk management does not meet the hedging criteria, it is marked-to-market each period in the consolidated statements of operations.

  Fair Value of Financial Instruments:

        Fair value hierarchy distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity's own assumptions about market participant assumptions.

        Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities that the Partnership has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity's own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair

PACIFIC PREMIER RETAIL LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

2. Summary of Significant Accounting Policies: (Continued)

value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

        The Partnership calculates the fair value of financial instruments and includes this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made.

        The fair values of interest rate agreements are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below or rose above the strike rate of the interest rate agreements. The variable interest rates used in the calculation of projected receipts on the interest rate agreements are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. The Partnership incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Partnership has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

  Concentration of Risk:

        The Partnership maintains its cash accounts in a number of commercial banks. Accounts at these banks are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $250. At various times during the year, the Partnership had deposits in excess of the FDIC insurance limit.

        No tenants represented more than 10% of total minimum rents during the years ended December 31, 2011, 2010 or 2009.

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

3. Derivative Instruments and Hedging Activities:

        As of December 31, 2011 and 2010, the Partnership did not have any outstanding derivative instruments.

        Amounts paid (received) as a result of interest rate agreements are recorded as an addition (reduction) to (of) interest expense. The Partnership recorded other comprehensive income (loss) related to the marking-to-market of an interest rate agreement of $0, $30 and ($30) for the years ended December 31, 2011, 2010 and 2009, respectively.

PACIFIC PREMIER RETAIL LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

4. Property:

        Property at December 31, 2011 and 2010 consists of the following:

	2011	2010
Land	$269,508	$267,673
Building improvements	955,624	953,241
Tenant improvements	64,122	55,891
Equipment and furnishings	11,981	10,560
Construction in progress	3,447	5,425

	1,304,682	1,292,790
Less accumulated depreciation	(323,908)	(288,787)

	$980,774	$1,004,003

        Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $37,051, $35,018 and $32,973, respectively.

5. Mortgage Notes Payable:

        Mortgage notes payable at December 31, 2011 and 2010 consist of the following:

	Carrying Amount of Mortgage Notes
	2011		2010
Property Pledged as Collateral	Related Party	Other	Related Party	Other	Interest Rate(a)	Monthly Payment Term(b)	Maturity Date
Lakewood Center	$—	$250,000	$—	$250,000	5.43%	1,127	2015
Los Cerritos Center(c)	99,467	99,467	—	200,000	4.50%	474	2018
Redmond Office(d)	58,183	—	59,748	—	7.52%	500	2014
Stonewood Center	—	111,510	—	114,000	4.67%	640	2017
Washington Square	—	240,506	—	243,950	6.04%	1,499	2016
Pacific Premier Retail Trust(e)	—	115,000	—	115,000	5.16%	363	2013

	$157,650	$816,483	$59,748	$922,950

(a)
The interest rate disclosed represents the effective interest rate, including the deferred finance costs.

(b)
This represents the monthly payment of principal and interest.

(c)
On July 1, 2011, the Partnership replaced the existing loan with a new $200,000 loan that bears interest at 4.50% and matures on July 1, 2018. Half of the loan proceeds were funded by Northwestern Mutual Life ("NML"), which is a joint venture partner of the Company (See Note 6—Related Party Transactions).

(d)
The note is payable to NML (See Note 6—Related Party Transactions).

(e)
The credit facility is cross-collateralized by Cascade Mall, Kitsap Mall and Redmond Town Center. The total interest rate was 5.16% and 5.06% at December 31, 2011 and 2010, respectively.

PACIFIC PREMIER RETAIL LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

5. Mortgage Notes Payable: (Continued)

        Certain mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

        Total interest costs capitalized for the years ended December 31, 2011, 2010 and 2009 were $126, $380 and $549, respectively.

        The fair value of mortgage notes payable at December 31, 2011 and 2010 was $1,044,345 and $1,043,447, respectively, based on current interest rates for comparable loans. The method for computing fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

        The above debt matures as follows:

Year Ending December 31,	Amount
2012	$11,245
2013	126,876
2014	65,261
2015	261,135
2016	231,549
Thereafter	278,067

$974,133

6. Related Party Transactions:

        The Partnership engages Macerich Management Company ("Management Company"), which is owned by the Company, to manage the operations of the Partnership. The Management Company provides property management, leasing, corporate, redevelopment and acquisitions services to the properties of the Partnership. Under these arrangements, the Management Company is reimbursed for compensation paid to on-site employees, leasing agents and project managers at the properties, as well as insurance costs and other administrative expenses. In consideration of these services, the Management Company receives monthly management fees of 4.0% of the gross monthly rental revenue of the properties. During the years ended 2011, 2010 and 2009, the Partnership incurred management fees of $6,810, $6,677 and $6,634, respectively, to the Management Company.

        A portion of the mortgage note payable collateralized by Los Cerritos Center and the mortgage note collateralized by Redmond Office are held by NML, one of the Company's joint venture partners. In connection with these notes, interest expense was $6,649, $4,536 and $4,450, during the years ended December 31, 2011, 2010 and 2009, respectively.

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

PACIFIC PREMIER RETAIL LP

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

        For income tax purposes, distributions consist of ordinary income, capital gains, return of capital or a combination thereof. The following table details the components of the distributions, on a per share basis, for the years ended December 31:

	2011		2010		2009
Ordinary income	$258.64	99.5%	$237.04	92.8%	$267.98	40.5%
Return of capital	1.22	0.5%	18.28	7.2%	394.03	59.5%

Dividends paid	$259.86	100.0%	$255.32	100.0%	$662.01	100.0%

8. Future Rental Revenues:

        Under existing non-cancelable operating lease agreements, tenants are committed to pay the following minimum rental payments to the Partnership:

Year Ending December 31,	Amount
2012	$119,892
2013	102,473
2014	81,849
2015	68,688
2016	55,980
Thereafter	202,231

$631,113

9. Preferred Units:

        On October 6, 1999, the Trust issued 125 Series A Preferred Units of Beneficial Interest ("Preferred Units") for proceeds totaling $500 in a private placement that pay a semiannual dividend equal to $300 per unit. On October 26, 1999, the Trust issued 254 and 246 additional Preferred Units to the Corp and Ontario Teachers, respectively. The Preferred Units can be redeemed by the Trust at any time with 15 days notice for $4,000 per unit plus accumulated and unpaid dividends and the applicable redemption premium. The Preferred Units have limited voting rights.

        On November 4, 2011, the Corp and Ontario Teachers contributed their common units and Preferred Units in the Trust to the Partnership in exchange for common units in the Partnership.

PACIFIC PREMIER RETAIL LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

9. Preferred Units: (Continued)

        On December 16, 2011, in connection with its formation, PPRT Redmond Office REIT I LP ("Redmond Office REIT"), an affiliate of the Partnership, issued 125 Preferred Units to qualified purchasers. These units can be redeemed by the Redmond Office REIT at any time for $1,000 per unit plus any accumulated but unpaid dividends and the applicable redemption premium. These Preferred Units pay an annual dividend equal to $125 per unit.

10. Commitments:

        The Partnership has certain properties subject to non-cancelable operating ground leases. The leases expire at various times through 2069, subject in some cases to options to extend the terms of the lease. Ground rent expense was $1,587, $1,580 and $1,467 for the years ended December 31, 2011, 2010 and 2009, respectively.

        Minimum future rental payments required under the leases are as follows:

Year Ending December 31,	Amount
2012	$1,599
2013	1,598
2014	1,599
2015	1,598
2016	1,599
Thereafter	64,971

$72,964

11. Noncontrolling Interests:

        Included in permanent equity are outside ownership interests in Los Cerritos Center and Stonewood Center. The joint venture partners do not have rights that require the Partnership to redeem the ownership interests in either cash or stock.

12. Subsequent Events:

        The Partnership evaluated activity through February 24, 2012 (the issue date of these Consolidated Financial Statements) and concluded that no subsequent events have occurred that would require recognition or additional disclosure.

THE MACERICH COMPANY

Schedule III—Real Estate and Accumulated Depreciation

December 31, 2011

(Dollars in thousands)

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
				Cost Capitalized Subsequent to Acquisition							Total Cost Net of Accumulated Depreciation
Shopping Centers/Entities	Land	Building and Improvements	Equipment and Furnishings		Land	Building and Improvements	Equipment and Furnishings	Construction in Progress	Total	Accumulated Depreciation
Black Canyon Auto Park	$20,600	$—	$—	$7,102	$19,555	$—	$—	$8,147	$27,702	$—	$27,702
Black Canyon Retail	—	—	—	518	—	—	—	518	518	—	518
Borgata, The	3,667	28,080	—	(11,512)	1,162	18,946	127	—	20,235	11,360	8,875
Cactus Power Center	15,374	—	—	17,632	12,358	—	—	20,648	33,006	—	33,006
Capitola Mall	20,395	59,221	—	8,644	20,392	66,690	1,107	71	88,260	23,909	64,351
Carmel Plaza	9,080	36,354	—	15,841	9,080	52,001	194	—	61,275	18,864	42,411
Chandler Fashion Center	24,188	223,143	—	7,959	24,188	228,938	2,083	81	255,290	62,157	193,133
Chesterfield Towne Center	18,517	72,936	2	40,621	18,517	110,818	2,423	318	132,076	56,468	75,608
Coolidge Holding	—	—	—	73	—	—	—	73	73	—	73
Danbury Fair Mall	130,367	316,951	—	82,236	141,795	379,143	4,155	4,461	529,554	65,256	464,298
Deptford Mall	48,370	194,250	—	26,373	61,029	206,421	1,164	379	268,993	30,910	238,083
Desert Sky Mall	9,447	37,245	12	630	9,447	37,585	298	4	47,334	1,424	45,910
Eastland Mall	22,050	151,605	—	—	22,050	151,605	—	—	173,655	—	173,655
Estrella Falls	10,550	—	—	68,468	10,747	38	—	68,233	79,018	4	79,014
Estrella Falls, The Market at	—	—	—	9,675	—	9,675	—	—	9,675	1,129	8,546
Fashion Outlets of Chicago	—	—	—	8,591	—	—	—	8,591	8,591	—	8,591
Fashion Outlets of Niagara	18,581	210,139	—	152	18,581	209,876	—	415	228,872	3,616	225,256
Fiesta Mall	19,445	99,116	—	56,573	36,601	138,341	192	—	175,134	25,149	149,985
Flagstaff Mall	5,480	31,773	—	16,307	5,480	47,558	349	173	53,560	11,206	42,354
Flagstaff Mall, The Marketplace at	—	—	—	52,836	—	52,830	6	—	52,836	9,370	43,466
Freehold Raceway Mall	164,986	362,841	—	87,342	168,098	443,611	2,582	878	615,169	87,906	527,263
Fresno Fashion Fair	17,966	72,194	—	43,572	17,966	114,262	1,504	—	133,732	43,970	89,762
Great Northern Mall	12,187	62,657	—	7,541	12,635	68,607	408	735	82,385	16,121	66,264
Green Tree Mall	4,947	14,925	332	35,414	4,947	49,800	871	—	55,618	37,529	18,089
Hilton Village	—	19,067	—	1,266	—	20,206	127	—	20,333	3,762	16,571
La Cumbre Plaza	18,122	21,492	—	21,647	17,280	43,753	228	—	61,261	13,546	47,715
Lake Square Mall	6,386	14,739	—	—	6,386	14,739	—	—	21,125	—	21,125

See accompanying reports of independent registered public accounting firms

THE MACERICH COMPANY

Schedule III—Real Estate and Accumulated Depreciation (Continued)

December 31, 2011

(Dollars in thousands)

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
				Cost Capitalized Subsequent to Acquisition							Total Cost Net of Accumulated Depreciation
Shopping Centers/Entities	Land	Building and Improvements	Equipment and Furnishings		Land	Building and Improvements	Equipment and Furnishings	Construction in Progress	Total	Accumulated Depreciation
Macerich Cerritos Adjacent, LLC	—	6,448	—	(5,692)	—	756	—	—	756	212	544
Macerich Management Company	—	2,237	26,562	47,309	1,907	5,709	62,889	5,603	76,108	45,392	30,716
MACWH, LP	—	25,771	—	24,361	10,777	30,704	223	8,428	50,132	4,823	45,309
Mervyn's (former locations)	37,252	119,850	—	17,177	37,253	127,011	302	9,713	174,279	16,575	157,704
Northgate Mall	8,400	34,865	841	97,010	13,414	124,583	3,077	42	141,116	43,879	97,237
Northridge Mall	20,100	101,170	—	13,227	20,100	113,197	1,200	—	134,497	29,092	105,405
NorthPark Mall	7,746	74,661	—	—	7,746	74,661	—	—	82,407	—	82,407
Oaks, The	32,300	117,156	—	231,420	56,064	322,398	2,135	279	380,876	62,729	318,147
One Scottsdale	—	—	—	90	—	—	—	90	90	—	90
Pacific View	8,697	8,696	—	124,909	7,854	132,719	1,729	—	142,302	39,971	102,331
Panorama Mall	4,373	17,491	—	5,232	4,857	21,416	359	464	27,096	6,287	20,809
Paradise Valley Mall	24,565	125,996	—	41,416	35,921	154,057	1,999	—	191,977	40,121	151,856
Paradise Village Ground Leases	8,880	2,489	—	(5,570)	4,516	1,283	—	—	5,799	251	5,548
Prasada	6,365	—	—	21,874	6,531	—	—	21,708	28,239	—	28,239
Prescott Gateway	5,733	49,778	—	8,653	5,733	58,189	242	—	64,164	18,507	45,657
Prescott Peripheral	—	—	—	5,586	1,345	4,241	—	—	5,586	1,023	4,563
Promenade at Casa Grande	15,089	—	—	100,433	11,360	104,115	47	—	115,522	18,568	96,954
PVOP II	1,150	1,790	—	3,532	2,300	3,877	295	—	6,472	2,003	4,469
Rimrock Mall	8,737	35,652	—	11,877	8,737	46,703	738	88	56,266	19,520	36,746
Rotterdam Square	7,018	32,736	—	2,864	7,285	35,025	308	—	42,618	8,593	34,025

See accompanying reports of independent registered public accounting firms

THE MACERICH COMPANY

Schedule III—Real Estate and Accumulated Depreciation (Continued)

December 31, 2011

(Dollars in thousands)

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
				Cost Capitalized Subsequent to Acquisition							Total Cost Net of Accumulated Depreciation
Shopping Centers/Entities	Land	Building and Improvements	Equipment and Furnishings		Land	Building and Improvements	Equipment and Furnishings	Construction in Progress	Total	Accumulated Depreciation
Salisbury, The Center at	15,290	63,474	31	25,902	15,284	87,390	834	1,189	104,697	35,193	69,504
Santa Monica Place	26,400	105,600	—	282,841	48,374	359,681	6,723	63	414,841	20,185	394,656
SanTan Village Regional Center	7,827	—	—	189,310	6,344	190,091	702	—	197,137	41,190	155,947
SanTan Adjacent Land	29,414	—	—	4,439	29,506	—	—	4,347	33,853	—	33,853
Somersville Towne Center	4,096	20,317	1,425	13,798	4,099	34,995	542	—	39,636	21,685	17,951
South Park Mall	7,035	38,215	—	—	7,035	38,215	—	—	45,250	—	45,250
South Plains Mall	23,100	92,728	—	25,417	23,100	115,158	972	2,015	141,245	39,694	101,551
South Towne Center	19,600	78,954	—	25,992	20,360	103,039	1,147	—	124,546	39,813	84,733
SouthRidge Mall	6,764	—	—	—	6,764	—	—	—	6,764	—	6,764
Superstition Springs Power Center	1,618	4,420	—	(11)	1,618	4,326	83	—	6,027	1,090	4,937
Superstition Springs Land	9,273	—	—	—	9,273	—	—	—	9,273	—	9,273
The Macerich Partnership, L.P	—	2,534	—	16,393	902	5,880	5,847	6,298	18,927	2,059	16,868
The Shops at Tangerine (Marana)	36,158	—	—	(3,015)	16,922	—	—	16,221	33,143	—	33,143
Towne Mall	6,652	31,184	—	2,130	6,890	32,927	149	—	39,966	7,908	32,058
Tucson La Encantada	12,800	19,699	—	55,280	12,800	74,787	192	—	87,779	28,292	59,487
Twenty Ninth Street	—	37,843	64	207,895	23,599	221,288	915	—	245,802	67,824	177,978

See accompanying reports of independent registered public accounting firms

THE MACERICH COMPANY

Schedule III—Real Estate and Accumulated Depreciation (Continued)

December 31, 2011

(Dollars in thousands)

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
				Cost Capitalized Subsequent to Acquisition							Total Cost Net of Accumulated Depreciation
Shopping Centers Entities	Land	Building and Improvements	Equipment and Furnishings		Land	Building and Improvements	Equipment and Furnishings	Construction in Progress	Total	Accumulated Depreciation
Valley Mall	16,045	26,098	—	—	16,045	26,098	—	—	42,143	—	42,143
Valley River Center	24,854	147,715	—	11,945	24,854	158,450	1,210	—	184,514	29,046	155,468
Valley View Center	17,100	68,687	—	48,965	23,764	108,472	2,212	304	134,752	46,712	88,040
Victor Valley, Mall of	15,700	75,230	—	46,097	22,564	111,593	1,402	1,468	137,027	24,157	112,870
Vintage Faire Mall	14,902	60,532	—	51,893	17,647	108,674	1,006	—	127,327	41,850	85,477
Wadell Center West	12,056	—	—	4,619	—	—	—	16,675	16,675	—	16,675
Westcor / Queen Creek	—	—	—	350	—	—	—	350	350	—	350
Westside Pavilion	34,100	136,819	—	69,480	34,100	200,734	5,551	14	240,399	67,860	172,539
Wilton Mall	19,743	67,855	—	8,482	19,811	75,371	250	648	96,080	14,932	81,148

	$1,157,637	$3,863,418	$29,269	$2,439,411	$1,273,649	$5,883,256	$123,098	$209,732	$7,489,735	$1,410,692	$6,079,043

See accompanying reports of independent registered public accounting firms

THE MACERICH COMPANY

Schedule III—Real Estate and Accumulated Depreciation

December 31, 2011

(Dollars in thousands)

        Depreciation of the Company's investment in buildings and improvements reflected in the statements of income are calculated over the estimated useful lives of the asset as follows:

Buildings and improvements	5 - 40 years
Tenant improvements	5 - 7 years
Equipment and furnishings	5 - 7 years

        The changes in total real estate assets for the three years ended December 31, 2011 are as follows:

	2011	2010	2009
Balances, beginning of year	6,908,507	$6,697,259	$7,355,703
Additions	784,717	239,362	241,025
Dispositions and retirements	(203,489)	(28,114)	(899,469)

Balances, end of year	7,489,735	$6,908,507	$6,697,259

        The changes in accumulated depreciation for the three years ended December 31, 2011 are as follows:

	2011	2010	2009
Balances, beginning of year	$1,234,380	$1,039,320	$984,384
Additions	223,630	206,913	224,279
Dispositions and retirements	(47,318)	(11,853)	(169,343)

Balances, end of year	$1,410,692	$1,234,380	$1,039,320

See accompanying reports of independent registered public accounting firms

PACIFIC PREMIER RETAIL LP

Schedule III—Real Estate and Accumulated Depreciation

December 31, 2011

(Dollars in thousands)

	Initial Cost to Partnership				Gross Amount at Which Carried at Close of Period
				Cost Capitalized Subsequent to Acquisition							Total Cost Net of Accumulated Depreciation
Shopping Centers Entities	Land	Building and Improvements	Equipment and Furnishings		Land	Building and Improvements	Furniture, Fixtures and Equipment	Construction in Progress	Total	Accumulated Depreciation
Cascade Mall	$8,200	$32,843	$—	$5,723	$8,200	$37,385	$1,115	$66	$46,766	$13,804	$32,962
Creekside Crossing	620	2,495	—	343	620	2,838	—	—	3,458	958	2,500
Cross Court Plaza	1,400	5,629	—	428	1,400	6,057	—	—	7,457	2,142	5,315
Kitsap Mall	13,590	56,672	—	8,776	13,486	65,092	430	30	79,038	22,617	56,421
Kitsap Place	1,400	5,627	—	3,008	1,400	8,635	—	—	10,035	2,735	7,300
Lakewood Center	48,025	125,759	—	83,750	58,657	194,018	1,646	3,213	257,534	57,238	200,296
Los Cerritos Center	65,179	146,497	—	57,014	75,882	190,154	2,569	85	268,690	51,808	216,882
North Point Plaza	1,400	5,627	—	681	1,397	6,311	—	—	7,708	2,292	5,416
Redmond Town Center	18,381	73,868	—	24,099	17,864	97,747	684	53	116,348	33,222	83,126
Redmond Office	20,676	90,929	—	15,235	20,676	106,164	—	—	126,840	33,427	93,413
Stonewood Center	30,902	72,104	—	12,249	30,902	82,228	2,125	—	115,255	28,510	86,745
Washington Square	33,600	135,084	—	76,414	33,599	208,150	3,349	—	245,098	70,184	174,914
Washington Square Too	4,000	16,087	—	368	5,425	14,967	63	—	20,455	4,971	15,484

	$247,373	$769,221	$—	$288,088	$269,508	$1,019,746	$11,981	$3,447	$1,304,682	$323,908	$980,774

See accompanying reports of independent registered public accounting firms

PACIFIC PREMIER RETAIL LP

Schedule III—Real Estate and Accumulated Depreciation (Continued)

December 31, 2011

(Dollars in thousands)

        Depreciation of the Partnership's investment in buildings and improvements reflected in the statements of income are calculated over the estimated useful lives of the asset as follows:

Buildings and improvements	5 - 40 years
Tenant improvements	5 - 7 years
Equipment and furnishings	5 - 7 years

        The changes in total real estate assets for the three years ended December 31, 2011 are as follows:

	2011	2010	2009
Balances, beginning of year	$1,292,790	$1,268,551	$1,236,688
Additions	13,843	26,715	32,336
Dispositions and retirements	(1,951)	(2,476)	(473)

Balances, end of year	1,304,682	$1,292,790	$1,268,551

        The changes in accumulated depreciation for the three years ended December 31, 2011 are as follows:

	2011	2010	2009
Balances, beginning of year	$288,787	$255,987	$223,456
Additions	37,051	35,017	33,004
Dispositions and retirements	(1,930)	(2,217)	(473)

Balances, end of year	323,908	$288,787	$255,987

See accompanying reports of independent registered public accounting firms

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2012.

THE MACERICH COMPANY
By	/s/ ARTHUR M. COPPOLA
Arthur M. Coppola
Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ ARTHUR M. COPPOLA Arthur M. Coppola	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2012
/s/ DANA K. ANDERSON Dana K. Anderson	Vice Chairman of the Board	February 24, 2012
/s/ EDWARD C. COPPOLA Edward C. Coppola	President and Director	February 24, 2012
/s/ DOUGLAS ABBEY Douglas Abbey	Director	February 24, 2012
/s/ JAMES COWNIE James Cownie	Director	February 24, 2012
/s/ DIANA LAING Diana Laing	Director	February 24, 2012
/s/ FREDERICK HUBBELL Frederick Hubbell	Director	February 24, 2012

Signature	Capacity	Date

/s/ STANLEY MOORE Stanley Moore	Director	February 24, 2012
/s/ DR. WILLIAM SEXTON Dr. William Sexton	Director	February 24, 2012
/s/ MASON ROSS Mason Ross	Director	February 24, 2012
/s/ THOMAS E. O'HERN Thomas E. O'Hern	Senior Executive Vice President, Treasurer and Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)	February 24, 2012

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of the Company (incorporated by reference as an exhibit to the Company's Registration Statement on Form S-11, as amended (No. 33-68964)).

3.1.1	Articles Supplementary of the Company (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date May 30, 1995).

3.1.2	Articles Supplementary of the Company (with respect to the first paragraph) (incorporated by reference as an exhibit to the Company's 1998 Form 10-K).

3.1.3	Articles Supplementary of the Company (Series D Preferred Stock) (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date July 26, 2002).

3.1.4	Articles Supplementary of the Company (incorporated by reference as an exhibit to the Company's Registration Statement on Form S-3, as amended (No. 333-88718)).

3.1.5	Articles of Amendment (declassification of Board) (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

3.1.6	Articles Supplementary (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date February 5, 2009).

3.1.7	Articles of Amendment (increased authorized shares) (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date January 26, 2012).

4.1	Form of Common Stock Certificate (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, as amended, event date November 10, 1998).

4.2	Form of Preferred Stock Certificate (Series D Preferred Stock) (incorporated by reference as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-107063)).

4.3	Indenture, dated as of March 16, 2007, among the Company, the Operating Partnership and Deutsche Bank Trust Company Americas (includes form of the Notes and Guarantee) (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date March 16, 2007).

4.4	Warrant to Purchase Common Stock dated as of September 30, 2009, between the Company and Heitman M-rich Investors LLC (incorporated by reference as an exhibit to the Company's 2009 Form 10-K).

10.1	Amended and Restated Limited Partnership Agreement for the Operating Partnership dated as of March 16, 1994 (incorporated by reference as an exhibit to the Company's 1996 Form 10-K).

10.1.1	Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated June 27, 1997 (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date June 20, 1997).

10.1.2	Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated November 16, 1997 (incorporated by reference as an exhibit to the Company's 1997 Form 10-K).

Exhibit Number		Description
10.1.3		Fourth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated February 25, 1998 (incorporated by reference as an exhibit to the Company's 1997 Form 10-K).

10.1.4		Fifth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated February 26, 1998 (incorporated by reference as an exhibit to the Company's 1997 Form 10-K).

10.1.5		Sixth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated June 17, 1998 (incorporated by reference as an exhibit to the Company's 1998 Form 10-K).

10.1.6		Seventh Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated December 23, 1998 (incorporated by reference as an exhibit to the Company's 1998 Form 10-K).

10.1.7		Eighth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated November 9, 2000 (incorporated by reference as an exhibit to the Company's 2000 Form 10-K).

10.1.8		Ninth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated July 26, 2002 (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K event date July 26, 2002).

10.1.9		Tenth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated October 26, 2006 (incorporated by reference as an exhibit to the Company's 2006 Form 10-K).

10.1.10		Eleventh Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated as of March 16, 2007 (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date March 16, 2007).

10.1.11		Twelfth Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership dated as of April 30, 2009 (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.1.12		Thirteenth Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership dated as of October 29, 2009 (incorporated by reference as an exhibit to the Company's 2009 Form 10-K).

10.1.13		Form of Fourteenth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date April 25, 2005).

10.2	*	Separation Agreement and Mutual Release of Claims between the Company and Tracey Gotsis dated May 31, 2011 (includes Consulting Agreement between the Company and Ms. Gotsis which became effective June 1, 2011).

10.3	*	Amended and Restated 1994 Incentive Plan (incorporated by reference as an exhibit to the Company's 1997 Form 10-K).

10.3.1	*	Amendment to the Amended and Restated 1994 Incentive Plan dated as of March 31, 2001 (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.3.2	*	Amendment to the Amended and Restated 1994 Incentive Plan (October 29, 2003) (incorporated by reference as an exhibit to the Company's 2003 Form 10-K).

Exhibit Number		Description
10.4	*	1994 Eligible Directors' Stock Option Plan (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

10.4.1	*	Amendment to 1994 Eligible Directors Stock Option Plan (October 29, 2003) (incorporated by reference as an exhibit to the Company's 2003 Form 10-K).

10.5	*	Amended and Restated Deferred Compensation Plan for Executives (2003) (incorporated by reference as an exhibit to the Company's 2003 Form 10-K).

10.5.1	*	Amendment Number 1 to Amended and Restated Deferred Compensation Plan for Executives (October 30, 2008) (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.5.2	*	Amendment No. 2 to Amended and Restated Deferred Compensation Plan for Executives (May 1, 2011) (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.5.3	*	2005 Deferred Compensation Plan for Executives (incorporated by reference as an exhibit to the Company's 2004 Form 10-K).

10.5.4	*	Amendment Number 1 to 2005 Deferred Compensation Plan for Executives (October 30, 2008) (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.5.5	*	Amendment No. 2 to 2005 Deferred Compensation Plan for Executives (May 1, 2011) (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.6	*	Amended and Restated Deferred Compensation Plan for Senior Executives (2003) (incorporated by reference as an exhibit to the Company's 2003 Form 10-K).

10.6.1	*	Amendment Number 1 to Amended and Restated Deferred Compensation Plan for Senior Executives (October 30, 2008) (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.6.2	*	Amendment No. 2 to Amended and Restated Deferred Compensation Plan for Senior Executives (May 1, 2011) (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.6.3	*	2005 Deferred Compensation Plan for Senior Executives (incorporated by reference as an exhibit to the Company's 2004 Form 10-K).

10.6.4	*	Amendment Number 1 to 2005 Deferred Compensation Plan for Senior Executives (October 30, 2008) (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.6.5	*	Amendment No. 2 to 2005 Deferred Compensation Plan for Senior Executives (May 1, 2011) (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.7	*	Eligible Directors' Deferred Compensation/Phantom Stock Plan (as amended and restated as of February 4, 2010) (incorporated by reference as an exhibit to the Company's 2009 Form 10-K).

10.8		[Intentionally omitted]

10.9		Registration Rights Agreement, dated as of March 16, 1994, between the Company and The Northwestern Mutual Life Insurance Company (incorporated by reference as an exhibit to the Company's 1996 Form 10-K).

Exhibit Number	Description
10.10	Registration Rights Agreement, dated as of March 16, 1994, among the Company and Mace Siegel, Dana K. Anderson, Arthur M. Coppola and Edward C. Coppola (incorporated by reference as an exhibit to the Company's 1996 Form 10-K).

10.11	Registration Rights Agreement dated as of September 30, 2009, between the Company and Heitman M-rich Investors LLC (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.12	[Intentionally omitted]

10.13	Incidental Registration Rights Agreement dated March 16, 1994 (incorporated by reference as an exhibit to the Company's 1996 Form 10-K).

10.14	Incidental Registration Rights Agreement dated as of July 21, 1994 (incorporated by reference as an exhibit to the Company's 1997 Form 10-K).

10.15	Incidental Registration Rights Agreement dated as of August 15, 1995 (incorporated by reference as an exhibit to the Company's 1997 Form 10-K).

10.16	Incidental Registration Rights Agreement dated as of December 21, 1995 (incorporated by reference as an exhibit to the Company's 1997 Form 10-K).

10.17	List of Omitted Incidental/Demand Registration Rights Agreements (incorporated by reference as an exhibit to the Company's 1997 Form 10-K).

10.18	Redemption, Registration Rights and Lock-Up Agreement dated as of July 24, 1998 between the Company and Harry S. Newman, Jr. and LeRoy H. Brettin (incorporated by reference as an exhibit to the Company's 1998 Form 10-K).

10.19	Form of Indemnification Agreement between the Company and its executive officers and directors (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.20	Form of Registration Rights Agreement with Series D Preferred Unit Holders (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date July 26, 2002).

10.20.1	List of Omitted Registration Rights Agreements (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date July 26, 2002).

10.21	$1,500,000,000 Revolving Loan Facility Credit Agreement, dated as of May 2, 2011, by and among the Operating Partnership, the Company and the other guarantors party thereto, Deutsche Bank Trust Company Americas, as administrative agent and as collateral agent, Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC, as joint lead arrangers and joint bookrunning managers; JP Morgan Chase Bank, N.A., as syndication agent, and various lenders party thereto (includes the form of pledge and security agreement) (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date May 2, 2011).

10.21.1	First Amendment dated as of December 8, 2011 to the $1,500,000,000 Revolving Loan Facility Credit Agreement.

10.21.2	Joinder Agreement dated as of December 8, 2011, by and among Wells Fargo Bank, the Operating Partnership, the Guarantors party hereto, and Deutsche Bank Trust Company Americas, as administrative agent (includes Amended Credit Agreement as Exhibit 1, amended as of December 8, 2011).

Exhibit Number		Description
10.22		Unconditional Guaranty, dated as of May 2, 2011, by and between the Company and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date May 2, 2011).

10.22.1		Unconditional Guaranty, dated as of May 2, 2011, by and among the Guarantors and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date May 2, 2011).

10.23		[Intentionally omitted]

10.24		Tax Matters Agreement dated as of July 26, 2002 between The Macerich Partnership L.P. and the Protected Partners (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.24.1		Tax Matters Agreement (Wilmorite) (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date April 25, 2005).

10.25	*	2000 Incentive Plan effective as of November 9, 2000 (including 2000 Cash Bonus/Restricted Stock Program and Stock Unit Program and Award Agreements) (incorporated by reference as an exhibit to the Company's 2000 Form 10-K).

10.25.1	*	Amendment to the 2000 Incentive Plan dated March 31, 2001 (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.25.2	*	Amendment to 2000 Incentive Plan (October 29, 2003) (incorporated by reference as an exhibit to the Company's 2003 Form 10-K).

10.26	*	Form of Stock Option Agreements under the 2000 Incentive Plan (incorporated by reference as an exhibit to the Company's 2000 Form 10-K).

10.27	*	2003 Equity Incentive Plan, as amended and restated as of June 8, 2009 (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date June 12, 2009).

10.27.1	*	Amended and Restated Cash Bonus/Restricted Stock/Stock Unit and LTIP Unit Award Program under the 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2010 Form 10-K).

10.28	*	Form of Restricted Stock Award Agreement under 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.29	*	Form of Stock Unit Award Agreement under 2003 Equity Incentive Plan.

10.30	*	Form of Employee Stock Option Agreement under 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.31	*	Form of Non-Qualified Stock Option Grant under 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.32	*	Form of Restricted Stock Award Agreement for Non-Management Directors (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.32.1	*	Form of LTIP Award Agreement under 2003 Equity Incentive Plan (Service-Based) (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

Exhibit Number		Description
10.32.2	*	Form of Stock Appreciation Right under 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.32.3	*	Form of LTIP Unit Award Agreement under 2003 Equity Incentive Plan (Performance-Based).

10.32.4	*	Form of LTIP Unit Award Agreement under 2003 Equity Incentive Plan (Performance-Based/Outperformance).

10.33		Employee Stock Purchase Plan (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.33.1		Amendment 2003-1 to Employee Stock Purchase Plan (October 29, 2003) (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.33.2		Amendment 2010-1 to Employee Stock Purchase Plan (incorporated by reference as an exhibit to the Company's 2010 Form 10-K).

10.34	*	Form of Management Continuity Agreement (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.34.1	*	List of Omitted Management Continuity Agreements (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.35		Registration Rights Agreement dated as of December 18, 2003 by the Operating Partnership, the Company and Taubman Realty Group Limited Partnership (Registration rights assigned by Taubman to three assignees) (incorporated by reference as an exhibit to the Company's 2003 Form 10-K).

10.36		2005 Amended and Restated Agreement of Limited Partnership of MACWH, LP dated as of April 25, 2005 (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date April 25, 2005).

10.37		Registration Rights Agreement dated as of April 25, 2005 among the Company and the persons names on Exhibit A thereto (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date April 25, 2005).

10.38		Registration Rights Agreement, dated as of March 16, 2007, among the Company, J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc. (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date March 16, 2007).

10.39	*	Description of Director and Executive Compensation Arrangements

21.1		List of Subsidiaries

23.1		Consent of Independent Registered Public Accounting Firm (KPMG LLP)

23.2		Consent of Independent Registered Public Accounting Firm (Deloitte and Touche LLP)

31.1		Section 302 Certification of Arthur Coppola, Chief Executive Officer

31.2		Section 302 Certification of Thomas O'Hern, Chief Financial Officer

32.1		Section 906 Certifications of Arthur Coppola and Thomas O'Hern

99.1		Capped Call Confirmation dated as of March 12, 2007 by and among the Company, Deutsche Bank AG, London Branch and Deutsche Bank AG, New York Branch (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date March 16, 2007).

Exhibit Number	Description
99.1.1	Amendment to Capped Call Confirmation dated as of March 15, 2007, by and among the Company, Deutsche Bank AG, London Branch and Deutsche Bank AG, New York Branch (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date March 16, 2007).

99.2	Capped Call Confirmation dated as of March 12, 2007 by and between the Company and JPMorgan Chase Bank, National Association (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date March 16, 2007).

99.2.1	Amendment to Capped Call Confirmation dated as of March 15, 2007 by and between the Company and JPMorgan Chase Bank, National Association (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date March 16, 2007).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*
Represents a management contract, or compensatory plan, contract or arrangement required to be filed pursuant to Regulation S-K.