Form 10-Q
period 2012-03-31
MACERICH CO
filed 2012-05-07
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

YES ☐        NO ☒

        Number of shares outstanding as of May 4, 2012 of the registrant's common stock, par value $0.01 per share: 132,560,920 shares

THE MACERICH COMPANY

FORM 10-Q

INDEX

THE MACERICH COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS:
Property, net	$6,090,562	$6,079,043
Assets held for sale	39,405	—
Cash and cash equivalents	229,260	67,248
Restricted cash	70,918	68,628
Marketable securities	24,792	24,833
Tenant and other receivables, net	98,181	109,092
Deferred charges and other assets, net	409,567	483,763
Loans to unconsolidated joint ventures	3,300	3,995
Due from affiliates	4,991	3,387
Investments in unconsolidated joint ventures	1,098,859	1,098,560

Total assets	$8,069,835	$7,938,549

LIABILITIES AND EQUITY:
Mortgage notes payable:
Related parties	$278,347	$279,430
Others	3,084,392	3,049,008

Total	3,362,739	3,328,438
Bank and other notes payable	954,646	877,636
Liabilities on assets held for sale	143,270	—
Accounts payable and accrued expenses	77,250	72,870
Other accrued liabilities	274,635	299,098
Distributions in excess of investments in unconsolidated joint ventures	63,190	70,685
Co-venture obligation	121,981	125,171

Total liabilities	4,997,711	4,773,898

Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 132,726,357 and 132,153,444 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	1,327	1,321
Additional paid-in capital	3,489,069	3,490,647
Accumulated deficit	(765,674)	(678,631)

Total stockholders' equity	2,724,722	2,813,337
Noncontrolling interests	347,402	351,314

Total equity	3,072,124	3,164,651

Total liabilities and equity	$8,069,835	$7,938,549

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Revenues:
Minimum rents	$122,418	$105,834
Percentage rents	3,979	2,790
Tenant recoveries	66,133	59,791
Management Companies	11,215	10,584
Other	10,984	6,266

Total revenues	214,729	185,265

Expenses:
Shopping center and operating expenses	67,416	59,252
Management Companies' operating expenses	22,527	25,855
REIT general and administrative expenses	4,518	7,644
Depreciation and amortization	75,839	61,867

	170,300	154,618

Interest expense:
Related parties	3,940	4,489
Other	40,079	45,135

	44,019	49,624
Loss on early extinguishment of debt	—	9,101

Total expenses	214,319	213,343
Equity in income of unconsolidated joint ventures	30,618	30,275
Co-venture expense	(1,092)	(1,296)
Income tax (provision) benefit	(1,850)	2,478
Gain on remeasurement, sale or write down of assets, net	18,587	1,800

Income from continuing operations	46,673	5,179

Discontinued operations:
Loss on sale or write down of assets, net	(54,658)	(2,237)
Loss from discontinued operations	(3,738)	(2,851)

Loss from discontinued operations	(58,396)	(5,088)

Net (loss) income	(11,723)	91
Less net income attributable to noncontrolling interests	2,345	57

Net (loss) income attributable to the Company	$(14,068)	$34

Earnings per common share attributable to Company—basic:
Income from continuing operations	$0.30	$0.04
Discontinued operations	(0.41)	(0.04)

Net (loss) income available to common stockholders	$(0.11)	$—

Earnings per common share attributable to Company—diluted:
Income from continuing operations	$0.30	$0.04
Discontinued operations	(0.41)	(0.04)

Net (loss) income available to common stockholders	$(0.11)	$—

Weighted average number of common shares outstanding:
Basic	132,273,000	130,574,000

Diluted	132,273,000	130,574,000

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Net (loss) income	$(11,723)	$91
Other comprehensive income:
Interest rate swap/cap agreements	—	4,830

Comprehensive (loss) income	(11,723)	4,921
Less comprehensive income attributable to noncontrolling interests	2,345	57

Comprehensive (loss) income attributable to the Company	$(14,068)	$4,864

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENT OF EQUITY

(Dollars in thousands, except per share data)

(Unaudited)

	Stockholders' Equity
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance January 1, 2012	132,153,444	$1,321	$3,490,647	$(678,631)	$2,813,337	$351,314	$3,164,651
Net loss	—	—	—	(14,068)	(14,068)	2,345	(11,723)
Amortization of share and unit-based plans	549,562	6	4,111	—	4,117	—	4,117
Distributions paid ($0.55) per share	—	—	—	(72,975)	(72,975)	—	(72,975)
Distributions to noncontrolling interests	—	—	—	—	—	(11,714)	(11,714)
Contributions from noncontrolling interests	—	—	—	—	—	492	492
Other	—	—	(714)	—	(714)	—	(714)
Conversion of noncontrolling interests to common shares	23,351	—	774	—	774	(774)	—
Redemption of noncontrolling interests	—	—	(6)	—	(6)	(4)	(10)
Adjustment of noncontrolling interest in Operating Partnership	—	—	(5,743)	—	(5,743)	5,743	—

Balance March 31, 2012	132,726,357	$1,327	$3,489,069	$(765,674)	$2,724,722	$347,402	$3,072,124

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(11,723)	$91
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss on early extinguishment of debt	—	101
Gain on remeasurement, sale or write down of assets, net	(18,587)	(1,800)
Loss on sale or write down of assets, net from discontinued operations	54,658	2,237
Depreciation and amortization	81,002	68,003
Amortization of net discount on mortgages, bank and other notes payable	1,422	2,247
Amortization of share and unit-based plans	2,798	2,371
Provision for doubtful accounts	821	400
Income tax provision (benefit)	1,850	(2,478)
Equity in income of unconsolidated joint ventures	(30,618)	(30,275)
Co-venture expense	1,092	1,296
Distributions of income from unconsolidated joint ventures	4,444	2,679
Changes in assets and liabilities, net of acquisitions and dispositions:
Tenant and other receivables	17,905	2,685
Other assets	(1,940)	(9,523)
Due from affiliates	(1,604)	(2,073)
Accounts payable and accrued expenses	1,849	2,889
Other accrued liabilities	(17,148)	2,698

Net cash provided by operating activities	86,221	41,548

Cash flows from investing activities:
Acquisitions of property, development, redevelopment and property improvements	(87,217)	(35,995)
Issuance of notes receivable	(12,500)	—
Proceeds from maturities of marketable securities	99	—
Deferred leasing costs	(8,723)	(10,406)
Distributions from unconsolidated joint ventures	24,697	37,894
Contributions to unconsolidated joint ventures	(8,008)	(63,839)
Collection of/loans to unconsolidated joint ventures, net	695	(357)
Proceeds from sale of assets	23,180	4,785
Restricted cash	(3,710)	(5,425)

Net cash used in investing activities	(71,487)	(73,343)

Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	755,885	127,000
Payments on mortgages, bank and other notes payable	(521,054)	(248,215)
Deferred financing costs	(1,883)	(1,195)
Redemption of noncontrolling interests	(10)	—
Contribution from noncontrolling interests	266	—
Dividends and distributions	(81,644)	(73,123)
Distributions to co-venture partner	(4,282)	(30,292)

Net cash provided by (used in) financing activities	147,278	(225,825)

Net increase (decrease) in cash and cash equivalents	162,012	(257,620)
Cash and cash equivalents, beginning of period	67,248	445,645

Cash and cash equivalents, end of period	$229,260	$188,025

Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$40,431	$48,343

Non-cash transactions:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$4,228	$1,848

Acquisition of properties by assumption of mortgage note payable and other accrued liabilities	$—	$51,500

Conversion of Operating Partnership Units to common stock	$774	$818

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

        The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of March 31, 2012, the Company was the sole general partner of and held a 92% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").

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

        The unaudited interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for the interim periods have been made. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying consolidated balance sheet as of December 31, 2011 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

  Recent Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). The amendments in this update result in additional fair value measurement and disclosure requirements within U.S. GAAP and International Financial Reporting Standards. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The adoption of ASU 2011-04 on January 1, 2012 did not have an impact on the Company's consolidated financial position or results of operations. The Company has disclosed in the notes to the financial statements whether the fair value measurements are Level 1, 2 or 3.

        In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"). The amendments require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. In December 2011, the FASB deferred portions of this update in its issuance of Accounting Standards Update No. 2011-12. The Company has elected the two-statement approach and the required financial statements are presented herein.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

3. Earnings per Share ("EPS"):

        The following table reconciles the numerator and denominator used in the computation of earnings per share for the three months ended March 31, 2012 and 2011 (shares in thousands):

	For the Three Months Ended March 31,
	2012	2011
Numerator
Income from continuing operations	$46,673	$5,179
Loss from discontinued operations	(58,396)	(5,088)
Net income attributable to noncontrolling interests	(2,345)	(57)

Net (loss) income attributable to the Company	(14,068)	34
Allocation of earnings to participating securities	(317)	(542)

Numerator for basic and diluted earnings per share—net loss available to common stockholders	$(14,385)	$(508)

Denominator
Denominator for basic and diluted earnings per share—weighted average number of common shares outstanding(1)	132,273	130,574

Earnings per common share—basic:
Income from continuing operations	$0.30	$0.04
Discontinued operations	(0.41)	(0.04)

Net (loss) income available to common stockholders	$(0.11)	$—

Earnings per common share—diluted:
Income from continuing operations	$0.30	$0.04
Discontinued operations	(0.41)	(0.04)

Net (loss) income available to common stockholders	$(0.11)	$—

(1)
The Senior Notes (See Note 11—Bank and Other Notes Payable) are excluded from diluted EPS for the three months ended March 31, 2012 and 2011 as their effect was antidilutive.

Diluted EPS excludes 208,640 convertible non-participating preferred units for the three months ended March 31, 2012 and 2011 as their impact was antidilutive.

Diluted EPS excludes 1,156,985 and 1,242,314 of unexercised stock appreciation rights ("SARs") for the three months ended March 31, 2012 and 2011, respectively, as their effect was antidilutive.

Diluted EPS excludes 13,500 and 132,314 of unexercised stock options for the three months ended March 31, 2012 and 2011, respectively, as their effect was antidilutive.

Diluted EPS excludes 623,572 and 935,358 of unexercised stock warrants for the three months ended March 31, 2012 and 2011, respectively, as their effect was antidilutive.

Diluted EPS excludes 11,178,828 and 11,902,657 of Operating Partnership units ("OP Units") for the three months ended March 31, 2012 and 2011, respectively, as their effect was antidilutive.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures:

        The Company has recently made the following investments and dispositions relating to its unconsolidated joint ventures:

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

        On June 3, 2011, the Company entered into a transaction with General Growth Properties, Inc., whereby the Company acquired an additional 33.3% ownership interest in Arrowhead Towne Center, an additional 33.3% ownership interest in Superstition Springs Center, and an additional 50% ownership interest in the land under Superstition Springs Center ("Superstition Springs Land") that it did not own in exchange for six anchor locations, including five former Mervyn's stores (See Note 16—Discontinued Operations) and a cash payment of $75,000. As a result of this transaction, the Company now owns a 66.7% ownership interest in Arrowhead Towne Center, a 66.7% ownership interest in Superstition Springs Center and a 100% ownership interest in Superstition Springs Land. Although the Company had a 66.7% ownership interest in Arrowhead Towne Center and Superstition Springs Center upon completion of the transaction, the Company does not have a controlling financial interest in these joint ventures due to the substantive participation rights of the outside partner and, therefore, continues to account for its investments in these joint ventures under the equity method of accounting. Accordingly, no remeasurement gain was recorded on the increase in ownership. The Company has consolidated its investment in Superstition Springs Land since the date of acquisition (See Note 15—

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Acquisitions) and has recorded a remeasurement gain of $1,734 as a result of the increase in ownership. This transaction is referred to herein as the "GGP Exchange".

        On December 31, 2011, the Company and its joint venture partner reached agreement for the distribution and conveyance of interests in SDG Macerich that owned 11 regional shopping centers in a 50/50 partnership. Six of the eleven assets were distributed to the Company on December 31, 2011. The Company received 100% ownership of Eastland Mall in Evansville, Indiana, Lake Square Mall in Leesburg, Florida, SouthPark Mall in Moline, Illinois, Southridge Mall in Des Moines, Iowa, NorthPark Mall in Davenport, Iowa and Valley Mall in Harrisonburg, Virginia (collectively referred to herein as the "SDG Acquisition Properties"). The ownership interests in the remaining five regional malls were distributed to the outside partner. The remaining net assets of SDG Macerich were distributed during the three months ended March 31, 2012. The SDG Acquisition Properties were recorded at fair value at the date of transfer, which resulted in a gain of $188,264, which was included in equity in income of unconsolidated joint ventures, based on the fair value of the assets acquired and the liabilities assumed in excess of the book value of the Company's interest in SDG Macerich. The distribution and conveyance of the 11 regional shopping centers is referred to herein as the "SDG Transaction". Prior to the SDG Transaction, the Company accounted for its investment in the SDG Acquisition Properties under the equity method of accounting. Since the date of distribution and conveyance, the Company has included the SDG Acquisition Properties in its consolidated financial statements (See Note 15—Acquisitions).

        On March 30, 2012, the Company sold its 50% ownership interest in Chandler Village Center, a 273,439 square foot community center in Chandler, Arizona, for a total sales price of $14,795, resulting in a gain of $8,214 that is included in gain on remeasurement, sale or write down of assets, net during the three months ended March 31, 2012. The sales price was funded by a cash payment of $6,045 and the assumption of the Company's share of the mortgage note payable on the property of $8,750. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.

        On March 30, 2012, the Company sold its 50% ownership interest in Chandler Festival, a 500,426 square foot community center in Chandler, Arizona, for a total sales price of $30,975, resulting in a gain of $12,337 that is included in gain on remeasurement, sale or write down of assets, net during the three months ended March 31, 2012. The sales price was funded by a cash payment of $16,183 and the assumption of the Company's share of the mortgage note payable on the property of $14,792. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.

        On March 30, 2012, the Company's joint venture in SanTan Village Power Center, a 491,037 square foot community center in Gilbert, Arizona, sold the property for $54,780, resulting in a gain to the joint venture of $23,330. The cash proceeds from the sale were used to pay off the $45,000 mortgage loan on the property and the remaining $9,780 was distributed to the partners. The Company's share of the gain recognized was $11,520 that is included in equity in income of unconsolidated joint ventures offset in part by $3,571 that was included in net income attributable to noncontrolling interests.

        Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures and Other Related Information:

	March 31, 2012	December 31, 2011
Assets(1):
Properties, net	$4,216,255	$4,328,953
Other assets	481,189	469,039

Total assets	$4,697,444	$4,797,992

Liabilities and partners' capital(1):
Mortgage notes payable(2)	$3,791,894	$3,896,418
Other liabilities	148,348	161,827
Company's capital	342,015	327,461
Outside partners' capital	415,187	412,286

Total liabilities and partners' capital	$4,697,444	$4,797,992

Investment in unconsolidated joint ventures:
Company's capital	$342,015	$327,461
Basis adjustment(3)	693,654	700,414

	$1,035,669	$1,027,875

Assets—Investments in unconsolidated joint ventures	$1,098,859	$1,098,560
Liabilities—Distribuitons in excess of investments in unconsolidated joint ventures	(63,190)	(70,685)

	$1,035,669	$1,027,875

(1)
These amounts include the assets and liabilities of the following joint ventures as of March 31, 2012 and December 31, 2011:

	Pacific Premier Retail LP	Tysons Corner LLC
As of March 31, 2012:
Total Assets	$1,089,513	$345,584
Total Liabilities	$1,005,684	$319,786
As of December 31, 2011:
Total Assets	$1,078,226	$339,324
Total Liabilities	$1,005,479	$319,247
(2)
Certain mortgage notes payable could become recourse debt to the Company should the joint venture be unable to discharge the obligations of the related debt. As of March 31, 2012 and

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

  December 31, 2011, a total of $374,172 and $380,354, respectively, could become recourse debt to the Company. As of March 31, 2012 and December 31, 2011, the Company has indemnity agreements from joint venture partners for $179,512 and $182,638, respectively, of the guaranteed amount.

  Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life ("NML") of $660,739 and $663,543 as of March 31, 2012 and December 31, 2011, respectively. NML is considered a related party because it is a joint venture partner with the Company in Macerich Northwestern Associates—Broadway Plaza. Interest expense incurred on these borrowings amounted to $11,055 and $10,093 for the three months ended March 31, 2012 and 2011, respectively.

(3)
The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was ($57) and $1,435 for the three months ended March 31, 2012 and 2011, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	Pacific Premier Retail LP	Tysons Corner LLC	Other Joint Ventures	Total
Three Months Ended March 31, 2012
Revenues:
Minimum rents	$33,635	$15,340	$90,105	$139,080
Percentage rents	963	400	3,290	4,653
Tenant recoveries	13,474	10,815	42,412	66,701
Other	1,266	677	8,580	10,523

Total revenues	49,338	27,232	144,387	220,957

Expenses:
Shopping center and operating expenses	14,162	8,514	55,923	78,599
Interest expense	13,288	3,021	39,123	55,432
Depreciation and amortization	10,462	5,076	31,053	46,591

Total operating expenses	37,912	16,611	126,099	180,622

Gain on sale of assets	—	—	22,990	22,990

Net income	$11,426	$10,621	$41,278	$63,325

Company's equity in net income	$5,810	$4,047	$20,761	$30,618

Three Months Ended March 31, 2011
Revenues:
Minimum rents	$32,799	$15,543	$108,655	$156,997
Percentage rents	1,166	423	3,066	4,655
Tenant recoveries	13,646	10,263	52,708	76,617
Other	1,019	727	9,061	10,807

Total revenues	48,630	26,956	173,490	249,076

Expenses:
Shopping center and operating expenses	14,594	8,601	66,172	89,367
Interest expense	11,723	3,973	49,933	65,629
Depreciation and amortization	10,156	4,863	37,880	52,899

Total operating expenses	36,473	17,437	153,985	207,895

Gain on sale or remeasurement of assets	—	—	24,874	24,874

Net income	$12,157	$9,519	$44,379	$66,055

Company's equity in net income	$6,183	$3,708	$20,384	$30,275

        Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

5. Derivative Instruments and Hedging Activities:

        The Company recorded other comprehensive income related to the marking-to-market of interest rate agreements of $0 and $4,830 for the three months ended March 31, 2012 and 2011, respectively.

        The following derivative was outstanding at March 31, 2012:

Property/Entity(1)	Notional Amount	Product	Rate	Maturity	Fair Value(2)
Westside Pavilion	175,000	Cap	5.50%	6/5/2012	—

(1)
See additional disclosure in Note 10—Mortgage Notes Payable.

(2)
Level 2 measurement.

6. Property:

        Property consists of the following:

	March 31, 2012	December 31, 2011
Land	$1,253,072	$1,273,649
Building improvements	5,367,670	5,440,394
Tenant improvements	443,979	442,862
Equipment and furnishings	122,716	123,098
Construction in progress	320,655	209,732

	7,508,092	7,489,735
Less accumulated depreciation	(1,417,530)	(1,410,692)

	$6,090,562	$6,079,043

        Depreciation expense was $58,746 and $52,052 for the three months ended March 31, 2012 and 2011, respectively.

        The gain on remeasurement, sale or write down of assets for the three months ended March 31, 2012 includes the write off of development costs of $1,964. The gain on remeasurement, sale or write down of assets for the three months ended March 31, 2011 consists of the remeasurement gain of $1,838 on the purchase of a 50% ownership interest in Desert Sky Mall (See Note 15—Acquisitions) offset in part by the write-off of development costs of $38.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

7. Marketable Securities:

        Marketable securities consist of the following:

	March 31, 2012	December 31, 2011
Government debt securities, at par value	$25,048	$25,147
Less discount	(256)	(314)

	24,792	24,833
Unrealized gain	1,499	1,803

Fair value (Level 1 measurement)	$26,291	$26,636

        Future contractual maturities of marketable securities are as follows:

1 year or less	$1,378
2 to 5 years	23,670

$25,048

        The proceeds from maturities and interest receipts from the marketable securities are restricted to the service of the Greeley Note (See Note 11—Bank and Other Notes Payable).

8. Tenant and Other Receivables, net:

        Included in tenant and other receivables, net, is an allowance for doubtful accounts of $3,898 and $4,626 at March 31, 2012 and December 31, 2011, respectively. Also included in tenant and other receivables, net, are accrued percentage rents of $2,498 and $7,583 at March 31, 2012 and December 31, 2011, respectively.

        Included in tenant and other receivables, net, are the following notes receivable:

        On March 31, 2006, the Company received a note receivable that is secured by a deed of trust, bears interest at 5.5% and matures on March 31, 2031. At March 31, 2012 and December 31, 2011, the note had a balance of $8,678 and $8,743, respectively.

        On August 18, 2009, the Company received a note receivable from J&R Holdings XV, LLC ("Pederson") that bears interest at 11.55% and matures on December 31, 2013. Pederson is considered a related party because it has an ownership interest in Promenade at Casa Grande. The note is secured by Pederson's interest in Promenade at Casa Grande. The balance on the note at March 31, 2012 and December 31, 2011 was $3,445. Interest income on the note was $104 and $102 for the three months ended March 31, 2012 and 2011, respectively.

        On March 27, 2012, the Company received two notes receivable from principals of AWE Talisman Company for a total of $12,500 that bear interest at 5% and have a maturity date based on the completion, refinancing or sale of Fashion Outlets of Chicago. The notes are collateralized by the principals' interests in Fashion Outlets of Chicago. AWE Talisman is considered a related party because

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

8. Tenant and Other Receivables, net: (Continued)

it has an ownership interest in Fashion Outlets of Chicago. Interest income earned on the notes was $8 for the three months ended March 31, 2012.

9. Deferred Charges and Other Assets, net:

        Deferred charges and other assets, net, consist of the following:

	March 31, 2012	December 31, 2011
Leasing	$206,116	$281,340
Financing	37,044	40,638
Intangible assets:
In-place lease values	114,265	121,320
Leasing commissions and legal costs	32,742	32,242
Other assets	200,723	198,596

	590,890	674,136
Less accumulated amortization(1)	(181,323)	(190,373)

	$409,567	$483,763

(1)
Accumulated amortization includes $53,624 and $56,946 relating to intangible assets at March 31, 2012 and December 31, 2011, respectively. Amortization expense for intangible assets was $9,652 and $3,658 for the three months ended March 31, 2012 and 2011, respectively.

        The allocated values of above-market leases included in deferred charges and other assets, net, and below-market leases included in other accrued liabilities, consist of the following:

	March 31, 2012	December 31, 2011
Above-Market Leases
Original allocated value	$99,963	$97,297
Less accumulated amortization	(40,809)	(39,057)

	$59,154	$58,240

Below-Market Leases
Original allocated value	$153,156	$156,778
Less accumulated amortization	(88,326)	(91,400)

	$64,830	$65,378

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

10. Mortgage Notes Payable:

        Mortgage notes payable at March 31, 2012 and December 31, 2011 consist of the following:

	Carrying Amount of Mortgage Notes(1)
	March 31, 2012		December 31, 2011
	Related Party	Other	Related Party	Other	Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Chandler Fashion Center(5)	$—	$154,487	$—	$155,489	5.50%	$1,043	2012
Danbury Fair Mall	121,755	121,755	122,382	122,381	5.53%	1,538	2020
Deptford Mall	—	172,500	—	172,500	5.41%	778	2013
Deptford Mall	—	14,973	—	15,030	6.46%	101	2016
Eastland Mall	—	168,000	—	168,000	5.79%	811	2016
Fashion Outlets of Niagara	—	128,413	—	129,025	4.89%	727	2020
Fiesta Mall	—	84,000	—	84,000	4.98%	341	2015
Flagstaff Mall	—	37,000	—	37,000	5.03%	151	2015
Freehold Raceway Mall(5)	—	232,900	—	232,900	4.20%	805	2018
Fresno Fashion Fair	81,457	81,458	81,733	81,734	6.76%	1,104	2015
Great Northern Mall	—	37,015	—	37,256	5.19%	234	2013
Northgate, The Mall at(6)	—	64,000	—	38,115	3.12%	133	2017
Oaks, The(7)	—	256,565	—	257,264	2.24%	426	2013
Pacific View(8)	—	140,000	—	—	4.08%	668	2022
Paradise Valley Mall(9)	—	83,250	—	84,000	6.30%	402	2014
Prescott Gateway(10)	—	60,000	—	60,000	5.78%	289	2011
Promenade at Casa Grande(11)	—	76,309	—	76,598	5.21%	286	2013
Salisbury, Center at	—	115,000	—	115,000	5.83%	555	2016
SanTan Village Regional Center(12)	—	138,087	—	138,087	2.66%	270	2013
South Plains Mall	—	102,403	—	102,760	6.55%	648	2015
South Towne Center	—	86,213	—	86,525	6.39%	554	2015
Towne Mall	—	12,660	—	12,801	4.99%	100	2012
Tucson La Encantada(13)	75,135	—	75,315	—	4.23%	368	2022
Twenty Ninth Street(14)	—	107,000	—	107,000	3.08%	256	2016
Valley Mall	—	43,404	—	43,543	5.85%	280	2016
Valley River Center	—	120,000	—	120,000	5.59%	559	2016
Valley View Center(15)	—	—	—	125,000	—	—	—
Victor Valley, Mall of(16)	—	97,000	—	97,000	2.10%	149	2013
Vintage Faire Mall(17)	—	135,000	—	135,000	3.53%	365	2015
Westside Pavilion(18)	—	175,000	—	175,000	2.51%	327	2013
Wilton Mall(19)	—	40,000	—	40,000	1.25%	31	2013

	$278,347	$3,084,392	$279,430	$3,049,008

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

10. Mortgage Notes Payable: (Continued)

  Debt premiums (discounts) consist of the following:

Property Pledged as Collateral	March 31, 2012	December 31, 2011
Deptford Mall	$(23)	$(25)
Fashion Outlets of Niagara	7,966	8,198
Great Northern Mall	(49)	(55)
Towne Mall	65	88
Valley Mall	(372)	(365)

	$7,587	$7,841

(2)
The interest rate disclosed represents the effective interest rate, including the debt premiums (discounts) and deferred finance costs.

(3)
The monthly debt service represents the payment of principal and interest.

(4)
The maturity date assumes that all extension options are fully exercised and that the Company does not opt to refinance the debt prior to these dates. These extension options are at the Company's discretion, subject to certain conditions, which the Company believes will be met.

(5)
A 49.9% interest in the loan has been assumed by a third party in connection with a co-venture arrangement (See Note 12—Co-Venture Arrangement).

(6)
On March 23, 2012, the Company borrowed an additional $25,885 and modified the loan to bear interest at LIBOR plus 2.25% with a maturity of March 1, 2017. At March 31, 2012 and December 31, 2011, the total interest rate was 3.12% and 7.0%, respectively.

(7)
The loan bears interest at LIBOR plus 1.75% and matures on July 10, 2012 with an additional one-year extension option. At March 31, 2012 and December 31, 2011, the total interest rate was 2.24% and 2.26%, respectively.

(8)
On March 30, 2012, the Company placed a new $140,000 loan on the property that bears interest at 4.08% with a maturity of April 1, 2022.

(9)
The loan bears interest at LIBOR plus 4.0% with a total interest rate floor of 5.50% and matures on August 31, 2012 with two one-year extension options. At March 31, 2012 and December 31, 2011, the total interest rate was 6.30%.

(10)
As of December 1, 2011, the loan was in maturity default. The Company is negotiating with the lender and the outcome is uncertain at this time. The loan is nonrecourse to the Company.

(11)
The loan bears interest at LIBOR plus 4.0% with a LIBOR rate floor of 0.50% and matures on December 30, 2013. At March 31, 2012 and December 31, 2011, the total interest rate was 5.21%.

(12)
The loan bears interest at LIBOR plus 2.10% and matures on June 13, 2012, with a one-year extension option. At March 31, 2012 and December 31, 2011, the total interest rate was 2.66% and 2.69%, respectively.

(13)
On February 1, 2012, the Company replaced the existing loan on the property with a new $75,135 loan that bears interest at 4.22% and matures on March 1, 2022.

(14)
The loan bears interest at LIBOR plus 2.63% and matures on January 18, 2016. At March 31, 2012 and December 31, 2011, the total interest rate was 3.08% and 3.12%, respectively.

(15)
On July 15, 2010, a court appointed receiver assumed operational control and managerial responsibility for the property. On April 23, 2012, the property was sold by the receiver. As a result, the Company was discharged from the related non-recourse loan and the loan was included in liabilities on assets held for sale at March 31, 2012 (See Note 16—Discontinued Operations).

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

10. Mortgage Notes Payable: (Continued)

(16)
The loan bears interest at LIBOR plus 1.60% and matures on May 6, 2012, with a one-year extension option. At March 31, 2012 and December 31, 2011, the total interest rate was 2.10% and 2.13%, respectively.

(17)
The loan bears interest at LIBOR plus 3.0% and matures on April 27, 2015. At March 31, 2012 and December 31, 2011, the total interest rate was 3.53% and 3.56%, respectively.

(18)
The loan bears interest at LIBOR plus 2.00% and matures on June 5, 2012 with a one-year extension option. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 5.50% over the loan term. See Note 5—Derivative Instruments and Hedging Activities. At March 31, 2012 and December 31, 2011, the total interest rate was 2.51% and 2.53%, respectively.

(19)
The loan bears interest at LIBOR plus 0.675% and matures on August 1, 2013. As additional collateral for the loan, the Company is required to maintain a deposit of $40,000 with the lender, which has been included in restricted cash. The interest on the deposit is not restricted. At March 31, 2012 and December 31, 2011, the total interest rate was 1.25% and 1.28%, respectively.

        Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

        The Company expects that all loan maturities during the next twelve months, except Prescott Gateway, will be refinanced, restructured, extended and/or paid-off from the Company's line of credit or with cash on hand.

        Total interest expense capitalized was $2,353 and $3,335 during the three months ended March 31, 2012 and 2011, respectively.

        Related party mortgage notes payable are amounts due to affiliates of NML. See Note 18—Related-Party Transactions for interest expense associated with loans from NML.

        The fair value of mortgage notes payable at March 31, 2012 and December 31, 2011 was $3,505,144 and $3,477,483, respectively, based on current interest rates for comparable loans. The method for computing fair value (Level 2 measurement) was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

11. Bank and Other Notes Payable:

        Bank and other notes payable consist of the following:

  Convertible Senior Notes ("Senior Notes"):

        On March 16, 2007, the Company issued $950,000 in Senior Notes that matured on March 15, 2012. The Senior Notes bore interest at 3.25%, payable semiannually, were senior to unsecured debt of the Company and were guaranteed by the Operating Partnership. Prior to December 14, 2011, upon the occurrence of certain specified events, the Senior Notes were convertible at the option of the holder into cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the election of the Company, at an initial conversion rate of 8.9702 shares per $1 principal amount. On or after December 15, 2011, the Senior Notes were convertible at

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

11. Bank and Other Notes Payable: (Continued)

any time prior to March 13, 2012. The conversion right was not exercised prior to the maturity date of the Senior Notes.

        On March 15, 2012, the Company paid-off in full the $439,318 of Senior Notes then outstanding. The carrying value of the Senior Notes at December 31, 2011 was $437,788, which included an unamortized discount of $1,530. The unamortized discount was amortized into interest expense over the term of the Senior Notes in a manner that approximated the effective interest method. As of December 31, 2011, the effective interest rate was 5.41%. The fair value of the Senior Notes at December 31, 2011 was $437,788 (Level 1 measurement) based on the quoted market price.

  Line of Credit:

        The Company had a $1,500,000 revolving line of credit that bore interest at LIBOR plus a spread of 0.75% to 1.10% that matured on April 25, 2011. On May 2, 2011, the Company obtained a new $1,500,000 revolving line of credit that bears interest at LIBOR plus a spread of 1.75% to 3.0% depending on the Company's overall leverage and matures on May 2, 2015 with a one-year extension option. Based on the Company's current leverage levels, the borrowing rate on the new facility is LIBOR plus 2.0%. The line of credit can be expanded, depending on certain conditions, up to a total facility of $2,000,000 less the outstanding balance of the $125,000 unsecured term loan as described below. As of March 31, 2012 and December 31, 2011, borrowings under the line of credit were $805,000 and $290,000, respectively, at an average interest rate of 2.78% and 2.96%, respectively. The fair value (Level 2 measurement) of the line of credit at March 31, 2012 and December 31, 2011 was $801,748 and $292,366, respectively, based on a present value model using a credit interest rate spread offered to the Company for comparable debt.

  Term Loan:

        On December 8, 2011, the Company obtained a seven-year, $125,000 unsecured term loan under the line of credit that bears interest at LIBOR plus a spread of 1.95% to 3.20% depending on the Company's overall leverage and matures on December 8, 2018. Based on the Company's current leverage levels, the borrowing rate is LIBOR plus 2.20%. As of March 31, 2012 and December 31, 2011, the total interest rate was 2.59% and 2.42%, respectively. The fair value (Level 2 measurement) of the term loan at March 31, 2012 and December 31, 2011 was $120,134 and $120,019, respectively, based on a present value model using a credit interest rate spread offered to the Company for comparable debt.

  Greeley Note:

        On July 27, 2006, concurrent with the sale of Greeley Mall, the Company provided marketable securities to replace Greeley Mall as collateral for the mortgage note payable on the property (See Note 7—Marketable Securities). As a result of this transaction, the mortgage note payable was reclassified to bank and other notes payable. This note bears interest at an effective rate of 6.34% and matures in September 2013. At March 31, 2012 and December 31, 2011, the Greeley Note had a balance outstanding of $24,646 and $24,848, respectively. The fair value (Level 2 measurement) of the

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

11. Bank and Other Notes Payable: (Continued)

note at March 31, 2012 and December 31, 2011 was $26,050 and $26,510, respectively, based on current interest rates for comparable loans. The method for computing fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the collateral for the underlying debt.

        As of March 31, 2012 and December 31, 2011, the Company was in compliance with all applicable financial loan covenants.

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

        As a result of the Company having certain rights under the agreement to repurchase the assets after the seventh year of the venture formation, the transaction did not qualify for sale treatment. The Company, however, is not obligated to repurchase the assets. The transaction has been accounted for as a profit-sharing arrangement, and accordingly the assets, liabilities and operations of the properties remain on the books of the Company and a co-venture obligation was established for the amount of $168,154, representing the net cash proceeds received from the third party less costs allocated to the warrant. The co-venture obligation is increased for the allocation of income to the co-venture partner and decreased for distributions to the co-venture partner. The co-venture obligation was $121,981 and $125,171 at March 31, 2012 and December 31, 2011, respectively.

13. Noncontrolling Interests:

        The Company allocates net income of the Operating Partnership based on the weighted average ownership interest during the period. The net income of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership at the end of each period to reflect its ownership interest in the Company. The Company had a 92% ownership interest in the Operating Partnership as of March 31, 2012 and December 31, 2011. The remaining 8% limited partnership interest as of March 31, 2012 and December 31, 2011 was owned by certain of the Company's executive officers and directors, certain of their affiliates, and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the ten trading days ending on the respective balance sheet date. Accordingly, as of March 31, 2012 and December 31, 2011, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $638,253 and $554,341, respectively.

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

        The outside ownership interests in the Company's joint venture in Shoppingtown Mall had a purchase option for $11,366. In addition, under certain conditions as defined by the partnership agreement, these partners had the right to "put" their partnership interests to the Company. Due to the redemption feature of the ownership interest in Shoppingtown Mall, these noncontrolling interests were included in temporary equity as redeemable noncontrolling interests. The Company exercised its right to redeem the outside ownership interests in the partnership for cash and the redemption closed on September 14, 2011. The Company disposed of Shoppingtown Mall on December 30, 2011.

14. Stockholders' Equity:

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

        The Company recorded the fair value of Superstition Springs Land at $12,914. As a result of obtaining control of this property, the Company recognized a gain of $1,734, which is included in gain on remeasurement, sale or write down of assets, net for the year ended December 31, 2011. Since the date of acquisition, the Company has included Superstition Springs Land in its consolidated financial statements.

  Fashion Outlets of Niagara:

        On July 22, 2011, the Company acquired Fashion Outlets of Niagara, a 529,059 square foot outlet center in Niagara Falls, New York. The initial purchase price of $200,000 was funded by a cash payment of $78,579 and the assumption of the mortgage note payable with a carrying value of $121,421 and a fair value of $130,006. The cash purchase price was funded from borrowings under the Company's line of credit.

        The purchase and sale agreement includes contingent consideration based on the performance of Fashion Outlets of Niagara from the acquisition date through July 21, 2014 that could increase the purchase price from the initial $200,000 up to a maximum of $218,667. The Company estimated the fair value of the contingent consideration as of March 31, 2012 to be $15,098, which has been included in other accrued liabilities as part of the fair value of the total liabilities assumed.

        The following is a summary of the allocation of the fair value of Fashion Outlets of Niagara:

Property	$228,720
Restricted cash	5,367
Deferred charges	10,383
Other assets, net	3,090

Total assets acquired	247,560

Mortgage note payable	130,006
Accounts payable	231
Other accrued liabilities	38,037

Total liabilities assumed	168,274

Fair value of acquired net assets	$79,286

        The Company determined that the purchase price, including the estimated fair value of contingent consideration, represented the fair value of the assets acquired and liabilities assumed. Since the date of the acquisition, the Company has included Fashion Outlets of Niagara in its consolidated financial statements.

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

        The Company determined that the purchase price represented the fair value of the assets acquired and liabilities assumed. Since the date of the acquisition, the Company has included the SDG Acquisition Properties in its consolidated financial statements.

  Capitola Kohl's:

        On April 29, 2011, the Company purchased a fee interest in a freestanding Kohl's store at Capitola Mall for $28,500. The purchase price was paid from cash on hand. Since the date of acquisition, the Company has included Capitola Kohl's in its consolidated financial statements.

  500 North Michigan Avenue:

        On February 29, 2012, the Company acquired a 324,000 square foot mixed-use retail/office building in Chicago, Illinois ("500 North Michigan Avenue") for $70,925. The purchase price was funded from borrowings under the Company's line of credit. The acquisition was completed in order to gain control over the property adjacent to The Shops at North Bridge.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

15. Acquisitions: (Continued)

        The following is a summary of the allocation of the fair value of 500 North Michigan Avenue:

Property	$66,033
Deferred charges	7,450
Other assets, net	2,143

Total assets acquired	75,626

Other accrued liabilities	4,701

Total liabilities assumed	4,701

Fair value of acquired net assets	$70,925

        The Company determined that the purchase price represented the fair value of the assets acquired and liabilities assumed.

        Since the date of acquisition, the Company has included 500 North Michigan Avenue in its consolidated financial statements. The property has generated incremental revenue of $896 and incremental expense of $1,023.

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

        In June 2011, the Company recorded an impairment charge of $35,729 related to Shoppingtown Mall. As a result of the maturity default on the mortgage note payable and the corresponding reduction of the estimated holding period, the Company wrote down the carrying value of the long-lived assets to its estimated fair value of $38,968. The Company had classified the estimated fair value as a Level 3 measurement due to the highly subjective nature of the computation, which involves estimates of holding period, market conditions, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital improvements. On December 30, 2011, the Company conveyed

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

16. Discontinued Operations: (Continued)

Shoppingtown Mall to the mortgage note lender by a deed-in-lieu of foreclosure. As a result of the conveyance, the Company recognized an additional $3,929 loss on the disposal of the property.

        In March 2012, the Company recorded an impairment charge of $54,306 related to Valley View Center. As a result of the sale of the property on April 23, 2012 (See Note 21—Subsequent Events), the Company wrote down the carrying value of the long-lived assets to its estimated fair value of $33,450 (Level 1 measurement), which was equal to the sales price of the property. As of March 31, 2012, the Company has classified the assets and liabilities of the property as held for sale on the balance sheet.

        The Company has classified the results of operations and gain or loss on sale for all of the above dispositions as discontinued operations for the three months ended March 31, 2012 and 2011.

        Revenues from discontinued operations consisted of $1,892 and $5,804 for the three months ended March 31, 2012 and 2011, respectively. Loss from discontinued operations was $58,396 and $5,088 for the three months ended March 31, 2012 and 2011, respectively.

17. Commitments and Contingencies:

        The Company has certain properties that are subject to non-cancelable operating ground leases. The leases expire at various times through 2107, subject in some cases to options to extend the terms of the leases. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined in the lease. Ground rent expense was $2,093 and $2,212 for the three months ended March 31, 2012 and 2011, respectively. No contingent rent was incurred during the three months ended March 31, 2012 or 2011.

        As of March 31, 2012 and December 31, 2011, the Company was contingently liable for $19,721 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

        The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the agreements. At March 31, 2012, the Company had $9,019 in outstanding obligations which it believes will be settled in the next twelve months.

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

Centers, as well as insurance costs and other administrative expenses. The following are fees charged to unconsolidated joint ventures and third-party managed properties:

	For the Three Months Ended March 31,
	2012	2011
Management Fees	$6,082	$6,263
Development and Leasing Fees	3,224	2,384

	$9,306	$8,647

        Certain mortgage notes on the properties are held by NML (See Note 10—Mortgage Notes Payable). Interest expense in connection with these notes was $3,940 and $4,489 for the three months ended March 31, 2012 and 2011, respectively. Included in accounts payable and accrued expenses is interest payable on these notes of $1,281 and $1,379 at March 31, 2012 and December 31, 2011, respectively.

        As of March 31, 2012 and December 31, 2011, the Company had loans to unconsolidated joint ventures of $3,300 and $3,995, respectively. Interest income associated with these notes was $65 and $94 for the three months ended March 31, 2012 and 2011, respectively. These loans represent initial funds advanced to development stage projects prior to construction loan funding. Accordingly, loan payables in the same amount have been accrued as an obligation by the various joint ventures.

        Due from affiliates of $4,991 and $3,387 at March 31, 2012 and December 31, 2011, respectively, represents unreimbursed costs and fees due from unconsolidated joint ventures under management agreements.

19. Share and Unit-Based Plans:

        On February 23, 2012, the Company granted 190,000 limited partnership units of the Operating Partnership ("LTIP Units") under the Long-Term Incentive Plan ("LTIP") to four executive officers at a weighted average grant date fair value of $37.77 per LTIP Unit. The new grants vest over a service period ending January 31, 2013 based on the percentile ranking of the Company in terms of total return to stockholders (the "Total Return") per common stock share relative to the Total Return of a group of peer REITs, as measured at the end of the measurement period. Upon the occurrence of specified events and subject to the satisfaction of applicable vesting conditions, LTIP Units (after conversion into OP Units) are ultimately redeemable for common stock of the Company on a one-unit for one-share basis.

        The fair value of the Company's LTIP Units granted in 2012 was estimated on the date of grant using a Monte Carlo Simulation model. The stock price of the Company, along with the stock prices of the group of peer REITs, was assumed to follow the Multivariate Geometric Brownian Motion Process. Multivariate Geometric Brownian Motion Process modeling is commonly used in financial markets, as it allows the modeled quantity (in this case, the stock price) to vary randomly from its current value based on the stock price's expected volatility and current market interest rates. The volatilities of the

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

19. Share and Unit-Based Plans: (Continued)

returns on the price of the Company and the peer group REITs were estimated based on a .92-year look-back period. The expected growth rate of the stock prices over the derived service period was determined with consideration of the risk free rate as of the grant date.

        The following summarizes the compensation cost under the share and unit-based plans:

	For the Three Months Ended March 31,
	2012	2011
LTIP units	$1,547	$1,901
Stock awards	96	493
Stock units	2,220	2,813
SARs	—	321
Phantom stock units	254	240

	$4,117	$5,768

        The Company capitalized share and unit-based compensation costs of $1,319 and $3,081 for the three months ended March 31, 2012 and 2011, respectively.

        The following table summarizes the activity of the non-vested LTIP Units, stock awards, phantom stock and stock units:

	LTIP Units		Stock Awards		Phantom Stock		Stock Units
	Units	Value(1)	Shares	Value(1)	Units	Value(1)	Shares	Value(1)
Balance at January 1, 2012	190,000	$43.30	21,130	$40.68	15,745	$34.84	576,340	$11.71
Granted(2)	285,000	39.61	9,639	54.43	2,134	54.93	72,322	54.43
Vested(2)	(285,000)	43.30	(9,511)	35.68	(6,066)	41.90	(533,985)	15.24
Forfeited	—	—	—	—	—	—	—

Balance at March 31, 2012	190,000	$37.77	21,258	$49.15	11,813	$34.84	114,677	$52.19

(1)
Value represents the weighted-average grant date fair value.

(2)
On February 7, 2012, the compensation committee determined that the LTIP Units granted under the LTIP on February 28, 2011 had vested at the 150% level based on the Company's percentile ranking in terms of Total Return per common stock share to the Total Return of a group of peer REITs during the period of February 1, 2011 to January 31, 2012. As a result, the compensation committee granted an additional 95,000 LTIP Units, which vested as of January 31, 2012.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

19. Share and Unit-Based Plans: (Continued)

        The following table summarizes the activity of the SARs and stock options outstanding:

	SARs		Stock Options
	Units	Value(1)	Shares	Value(1)
Balance at January 1, 2012	1,156,985	$56.55	13,500	$30.08
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Balance at March 31, 2012	1,156,985	$56.55	13,500	$30.08

(1)
Value represents the weighted-average exercise price.

        Unrecognized compensation cost of share and unit-based plans at March 31, 2012 consisted of $6,384 from LTIP Units, $994 from stock awards, $412 from phantom stock units and $3,762 from stock units.

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

        The income tax (provision) benefit of the TRSs is as follows:

	For the Three Months Ended March 31,
	2012	2011
Current	$—	$—
Deferred	(1,850)	2,478

Income tax (provision) benefit	$(1,850)	$2,478

        The net operating loss carryforwards are currently scheduled to expire through 2032, beginning in 2021. Net deferred tax assets of $27,282 and $26,829 were included in deferred charges and other assets, net at March 31, 2012 and December 31, 2011, respectively.

        The tax returns for the years 2008-2011 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefits will materially change within the next 12 months.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

21. Subsequent Events:

        On April 23, 2012, Valley View Center was sold by a court appointed receiver for $33,450. As a result of the sale, the Company was discharged from the $125,000 mortgage note payable and all related accrued interest on the note. The Company expects to record a gain on the extinguishment of debt of approximately $103,865 (See Note 16—Discontinued Operations).

        On April 27, 2012, the Company announced a dividend/distribution of $0.55 per share for common stockholders and OP Unit holders of record on May 10, 2012. All dividends/distributions will be paid 100% in cash on June 8, 2012.

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

        Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or the industry to differ materially from the Company's future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. You are urged to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results, including those made in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011, as well as our other reports filed with the Securities and Exchange Commission (the "SEC"), which disclosures are incorporated herein by reference. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. The Company does not intend, and undertakes no obligation, to update any forward-looking information to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, unless required by law to do so.

Management's Overview and Summary

        The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, the Operating Partnership. As of March 31, 2012, the Operating Partnership owned or had an ownership interest in 65 regional shopping centers and 11 community shopping centers totaling approximately 65 million square feet of gross leasable area. These 76 regional and community shopping centers are referred to hereinafter as the "Centers," unless the context otherwise requires. The Company is a self-administered and self-managed REIT and conducts all of its operations through the Operating Partnership and the Management Companies.

        The following discussion is based primarily on the consolidated financial statements of the Company for the three months ended March 31, 2012 and 2011. It compares the results of operations and cash flows for the three months ended March 31, 2012 to the results of operations for the three months ended March 31, 2011. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

        On June 3, 2011, the Company acquired an additional 33.3% ownership interest in Arrowhead Towne Center, a 1,197,006 square foot regional shopping center in Glendale, Arizona, an additional 33.3% ownership interest in Superstition Springs Center, a 1,204,540 square foot regional shopping center in Mesa, Arizona and an additional 50% ownership interest in the land under Superstition Springs Center in exchange for the Company's ownership interest in six anchor stores, including five former Mervyn's stores and a cash payment of $75.0 million. The cash purchase price was funded from borrowings under the Company's line of credit. This transaction is referred to herein as the "GGP Exchange".

        On July 22, 2011, the Company acquired Fashion Outlets of Niagara, a 529,059 square foot outlet center in Niagara Falls, New York. The initial purchase price of $200.0 million was funded by a cash payment of $78.6 million and the assumption of the mortgage note payable of $121.4 million. The cash purchase price was funded from borrowings under the Company's line of credit. The purchase and sale agreement includes contingent consideration based on the performance of Fashion Outlets of Niagara from the acquisition date through July 21, 2014 that could increase the purchase price from the initial $200.0 million up to a maximum of $218.7 million. As of March 31, 2012, the Company estimated the fair value of the contingent consideration as $15.1 million, which has been included in other accrued liabilities.

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

        On February 29, 2012, the Company acquired a 324,000 square foot mixed-use retail/office building ("500 North Michigan Avenue") in Chicago, Illinois for $70.9 million. The building is adjacent to The Shops at North Bridge. The purchase price was paid from borrowings under the Company's line of credit.

        Desert Sky Mall, the Kohl's store at Capitola Mall, the land under Superstition Springs Center, Fashion Outlets of Niagara, the SDG Acquisition Properties and 500 North Michigan Avenue are referred to herein as the "Acquisition Properties".

        On March 30, 2012, the Company sold its 50% ownership interest in Chandler Village Center, a 273,439 square foot community center in Chandler, Arizona, for a total sales price of $14.8 million, resulting in gain on the sale of assets of $8.2 million. The sales price was funded by a cash payment of $6.0 million and the assumption of the Company's share of the mortgage note payable on the property of $8.8 million. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.

        On March 30, 2012, the Company sold its 50% ownership interest in Chandler Festival, a 500,426 square foot community center in Chandler, Arizona, for a total sales price of $31.0 million, resulting in gain on the sale of assets of $12.3 million. The sales price was funded by a cash payment of $16.2 million and the assumption of the Company's share of the mortgage note payable on the property of $14.8 million. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.

        On March 30, 2012, the Company's joint venture in SanTan Village Power Center, a 491,037 square foot community center in Gilbert, Arizona, sold the property for $54.8 million, resulting in a gain on sale of assets of $23.3 million for the joint venture. The Company's pro rata share of the gain recognized was $7.9 million.

  Mervyn's:

        In December 2007, the Company purchased a portfolio of ground leasehold interests and/or fee interests in 39 freestanding Mervyn's stores located in the Southwest United States. In January 2008, the Company purchased a ground leasehold interest in a freestanding Mervyn's store located in Hayward, California and in February 2008, the Company purchased a fee simple interest in a freestanding Mervyn's store located in Monrovia, California. These former Mervyn's stores are referred to herein as the "Mervyn's Properties." Mervyn's filed for bankruptcy protection in July 2008 and rejected all of its leases during the remainder of the year.

        On March 4, 2011, the Company sold a fee interest in a former Mervyn's store for $3.7 million, resulting in a loss on sale of $1.9 million. The Company used the proceeds from the sale for general corporate purposes.

        On June 3, 2011, the Company disposed of five former Mervyn's stores in connection with the GGP Exchange (See "Acquisitions and Dispositions").

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

        Currently, four former Mervyn's stores in the Company's portfolio remain vacant. The Company is actively seeking replacement tenants for these spaces.

  Other Transactions and Events:

        On July 15, 2010, a court appointed receiver assumed operational control of Valley View Center and responsibility for managing all aspects of the property. On April 23, 2012, the property was sold by the receiver for $33.5 million. As a result of the sale, the Company was discharged from the mortgage note payable on the property. The results of Valley View Center have been included in discontinued operations for the three months ended March 31, 2012 and 2011.

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

  Redevelopment and Development Activity:

        In August 2011, the Company entered into a joint venture agreement with a subsidiary of AWE/Talisman for the development of Fashion Outlets of Chicago in the Village of Rosemont, Illinois. The Company will own 60% of the joint venture and AWE/Talisman will own 40%. The Center will be a fully enclosed two level, 528,000 square foot outlet center. The site is located within a mile of O'Hare International Airport. The project broke ground in November 2011 and is expected to be completed in Summer 2013. The total estimated project cost is approximately $200.0 million. As of March 31, 2012, the joint venture has incurred $12.3 million of development costs. Fashion Outlets of Chicago is referred herein as the Development Property. On March 2, 2012, the joint venture obtained a construction loan on the property that allows for borrowings up to $140.0 million, bears interest at LIBOR plus 2.50% and matures March 2, 2017. As of March 31, 2012, no borrowings have been made under the loan.

        The Company's joint venture in Tysons Corner, a 1,985,179 square foot shopping center in McLean, Virginia, is currently expanding the property to include a 500,000 square foot office building, a 450 unit residential tower and a 300 room hotel. The joint venture expects the expansion project to be completed in 2014. The total estimated cost of the project is estimated at $600.0 million, with a total of $64.3 million incurred as of March 31, 2012.

  Inflation:

        In the last three years, inflation has not had a significant impact on the Company because of a relatively low inflation rate. Most of the leases at the Centers have rent adjustments periodically through the lease term. These rent increases are either in fixed increments or based on an annual multiple of increases in the Consumer Price Index ("CPI"). In addition, about 6% to 15% of the leases expire each year, which enables the Company to replace existing leases with new leases at higher base rents if the rents of the existing leases are below the then existing market rate. The Company has generally entered into leases that require tenants to pay a stated amount for operating expenses, generally excluding property taxes, regardless of the expenses actually incurred at any Center, which places the burden of cost control on the Company. Additionally, certain leases require the tenants to pay their pro rata share of operating expenses.

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

  Accounting for Acquisitions:

        The Company first determines the value of land and buildings utilizing an "as if vacant" methodology. The Company then assigns the fair value to any debt assumed at acquisition. The Company then allocates the purchase price based on fair value of the land, building, tenant improvements and identifiable intangible assets received and liabilities assumed. Tenant improvements represent the tangible assets associated with the existing leases valued on a fair value basis at the acquisition date prorated over the remaining lease terms. The tenant improvements are classified as an asset under property and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases which come in three forms: (i) leasing commissions and legal costs, which represent the value associated with "cost avoidance" of acquiring in-place leases, such as lease commissions paid under terms generally experienced in the Company's markets; (ii) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the "assumed vacant" property to the occupancy level when purchased; and (iii) above or below market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks. Leasing commissions and legal costs are recorded in deferred charges and other assets and are amortized over the remaining lease terms. The value of in-place leases are recorded in deferred charges and other assets and are amortized over the remaining lease terms plus an estimate of renewal of the acquired leases. Above or below market leases are classified in deferred charges and other assets or in other accrued liabilities, depending on whether the contractual terms are above or below market.

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

Deferred lease costs	1 - 15 years
Deferred financing costs	1 - 15 years
In-place lease values	Remaining lease term plus an estimate for renewal
Leasing commissions and legal costs	1 - 10 years

Results of Operations

        Many of the variations in the results of operations, discussed below, occurred because of the transactions affecting the Company's properties described above, including the Acquisition Properties, the Mervyn's Properties and the Development Property. The "Same Centers" include all consolidated Centers, excluding the Mervyn's Properties, the Acquisition Properties and the Development Property.

        The increase in revenues and expenses of the Acquisition Properties during the three months ended March 31, 2012 in comparison to the three months ended March 31, 2011 is primarily due to the inclusion of the SDG Acquisition Properties in the results of operations in 2012. (See "Acquisitions and Dispositions" in Management's Overview and Summary).

        Unconsolidated joint ventures are reflected using the equity method of accounting. The Company's pro rata share of the results from these Centers is reflected in the Consolidated Statements of Operations as equity in income of unconsolidated joint ventures.

        The Company considers tenant annual sales per square foot (for tenants in place for 12 months or longer and under 10,000 square feet), occupancy rates (excluding large retail stores or "Anchors") for the Centers and releasing spreads (i.e. a comparison of average base rent per square foot on leases executed during the trailing twelve months to average base rent per square foot on leases expiring during the year) to be key performance indicators of the Company's internal growth.

        Tenant sales per square foot increased from $449 for the three months ended March 31, 2011 to $504 for the three months ended March 31, 2012. Occupancy rate decreased from 92.3% at March 31, 2011 to 92.1% at March 31, 2012. Releasing spreads increased 15.8% for the twelve months ended March 31, 2012. These calculations exclude Valley View Center, Granite Run Mall, Shoppingtown Mall and Centers under development or redevelopment.

        The Company's recent trend of retail sales growth continued during the three months ended March 31, 2012 with tenant sales per square foot increasing compared to the three months ended March 31, 2011. The Company expects that releasing spreads will continue to be positive during 2012 as it renews or relets leases that are scheduled to expire during the year. The Company's occupancy rate as of March 31, 2012 decreased compared to March 31, 2011 primarily because of the liquidation of one tenant. Although certain aspects of the U.S. economy, the retail industry as well as the Company's operating results have continued to improve, economic and political uncertainty remains in various parts of the world. In addition, the U.S. economy is still experiencing weakness, high levels of unemployment have persisted and rental rates and valuations for retail space have not fully recovered to pre-recession levels. Any further continuation of these adverse conditions could harm the Company's business, results of operations and financial condition.

Comparison of Three Months Ended March 31, 2012 and 2011

  Revenues:

        Minimum and percentage rents (collectively referred to as "rental revenue") increased by $17.8 million, or 16.4%, from 2011 to 2012. The increase in rental revenue is attributed to an increase of $16.8 million from the Acquisition Properties, $0.4 million from the Mervyn's Properties and $0.6 million from the Same Centers. Rental revenue includes the amortization of above and below-market leases, the amortization of straight-line rents and lease termination income. The amortization of above and below-market leases increased from $2.2 million in 2011 to $2.7 million in 2012. The amortization of straight-lined rents increased from $0.1 million in 2011 to $1.2 million in 2012 primarily because of the Acquisition Properties. Lease termination income increased from $1.3 million in 2011 to $1.6 million in 2012.

        Tenant recoveries increased $6.3 million, or 10.6%, from 2011 to 2012. This increase in tenant recoveries is attributed to an increase of $6.8 million from the Acquisition Properties offset in part by a decrease of $0.5 million from the Same Centers.

        Management Companies revenue increased from $10.6 million in 2011 to $11.2 million in 2012 due primarily to an increase in development fees.

  Shopping Center and Operating Expenses:

        Shopping center and operating expenses increased $8.2 million, or 13.8%, from 2011 to 2012. The increase in shopping center and operating expenses is attributed to an increase of $8.3 million from the Acquisition Properties offset in part by a decrease of $0.1 million from the Mervyn's Properties.

  Management Companies' Operating Expenses:

        Management Companies' operating expenses decreased $3.3 million from 2011 to 2012 due to a decrease in compensation costs in 2012.

  REIT General and Administrative Expenses:

        REIT general and administrative expenses decreased by $3.1 million from 2011 to 2012 due to a decrease in compensation costs in 2012.

  Depreciation and Amortization:

        Depreciation and amortization increased $14.0 million from 2011 to 2012. The increase in depreciation and amortization is primarily attributed to an increase of $10.6 million from the Acquisition Properties, $2.9 million from the Same Centers and $0.2 million from the Mervyn's Properties.

  Interest Expense:

        Interest expense decreased $5.6 million from 2011 to 2012. The decrease in interest expense was primarily attributed to a decrease of $5.5 million from the Same Centers, $3.2 million from the Senior Notes (See Liquidity and Capital Resources), $2.4 million from the borrowings under the Company's line of credit and $0.3 million from the Development Property offset in part by an increase of $5.0 million from the Acquisition Properties and $0.8 million from the Term Loan (See Liquidity and Capital Resources). The decrease in interest expense at the Same Centers is primarily attributed to the maturity of a $400.0 million interest rate swap agreement in April 2011.

        The above interest expense items are net of capitalized interest, which decreased from $3.3 million in 2011 to $2.4 million in 2012, primarily due to a decrease in interest rates.

  Equity in Income of Unconsolidated Joint Ventures:

        Equity in income of unconsolidated joint ventures increased $0.3 million from 2011 to 2012.

  Gain on Remeasurement, Sale or Write Down of Assets:

        Gain on remeasurement, sale or write down of assets increased $16.8 million from 2011 to 2012. The increase is primarily attributed to the sale of the Company's investments in Chandler Festival and Chandler Village Center in 2012 (See "Acquisitions and Dispositions" in Management's Overview and Summary).

  Loss From Discontinued Operations:

        Loss from discontinued operations increased $53.3 million from 2011 to 2012. The increase in loss from discontinued operations is primarily due to the impairment charge of $54.3 million in 2012 due to the write down of the long-lived assets of Valley View Center to fair value (See "Other Transactions and Events" in Management's Overview and Summary).

  Net (Loss) Income Attributable to the Company:

        The net loss attributable to the Company increased $14.1 million from 2011 to 2012. The increase is primarily attributed to the increase in loss from discontinued operations of $53.3 million offset in part by an increase in gain on the remeasurement, sale or write down of assets of $16.8 million and the increase in revenues of $29.5 million as discussed above.

  Funds From Operations ("FFO"):

        Primarily as a result of the factors mentioned above, FFO—diluted increased 44.1% from $73.7 million in 2011 to $106.2 million in 2012. For a reconciliation of FFO and FFO—diluted to net income attributable to the Company, the most directly comparable GAAP financial measure, see "Funds from Operations and Adjusted Funds from Operations."

  Operating Activities:

        Cash provided by operating activities increased from $41.5 million in 2011 to $86.2 million in 2012. The increase was primarily due to changes in assets and liabilities and the results at the Acquisition Properties as discussed above.

  Investing Activities:

        Cash used in investing activities decreased from $73.3 million in 2011 to $71.5 million in 2012. The decrease was primarily due to a $55.8 million decrease in contributions to unconsolidated joint ventures and an increase of $18.4 million in proceeds from the sale of assets offset in part by an increase of $51.2 million in acquisitions of property, development, redevelopment and property improvements, the decrease of $13.2 million in distributions from unconsolidated joint ventures and the issuance of $12.5 million of notes receivable in 2012.

        The increase in acquisitions of property, development, redevelopment and property improvements is primarily attributed to the purchase of 500 North Michigan Avenue (See "Acquisitions and Dispositions" in Management's Overview and Summary).

  Financing Activities:

        Cash used in financing activities increased from a deficit of $225.8 million in 2011 to a surplus of $147.3 million in 2012. The increase in cash provided by financing activities was primarily due to an increase in proceeds from mortgages, bank and other notes payable of $628.9 million offset in part by an increase in payments on mortgages, bank and other notes payable of $272.8 million.

Liquidity and Capital Resources

        The Company anticipates meeting its liquidity needs for its operating expenses and debt service and dividend requirements for the next twelve months through cash generated from operations, working capital reserves and/or borrowings under its unsecured line of credit.

        The following tables summarize capital expenditures incurred at the Centers:

	For the Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Consolidated Centers:
Acquisitions of property and equipment	$72,641	$38,017
Development, redevelopment and expansion of Centers	15,105	21,200
Tenant allowances	3,920	3,078
Deferred leasing charges	8,503	9,482

	$100,169	$71,777

Joint Venture Centers (at Company's pro rata share):
Acquisitions of property and equipment	$223	$61,391
Development, redevelopment and expansion of Centers	11,492	8,693
Tenant allowances	751	1,333
Deferred leasing charges	1,441	1,464

	$13,907	$72,881

        The Company expects amounts to be incurred during the next twelve months for tenant allowances and deferred leasing charges to be comparable or less than 2011 and that capital for those expenditures will be available from working capital, cash flow from operations, borrowings on property specific debt or unsecured corporate borrowings. The Company expects to incur between $200 million and $300 million during the next twelve months for development, redevelopment, expansion and renovations. Capital for these major expenditures, developments and/or redevelopments has been, and is expected to continue to be obtained from a combination of debt or equity financings, which are expected to include borrowings under the Company's line of credit and construction loans. The Company has also generated liquidity in the past through equity offerings, property refinancings, joint venture transactions and the sale of non-core assets including the sales of Chandler Village Center, Chandler Festival and SanTan Village Power Center (See "Acquisitions and Dispositions" in Management's Overview and Summary), and has plans to sell additional non-core assets in 2012. Furthermore, the Company has filed a shelf registration statement which registered an unspecified amount of common stock, preferred stock, depositary shares, debt securities, warrants, rights and units.

        The capital and credit markets can fluctuate, and at times, limit access to debt and equity financing for companies. As demonstrated by the Company's recent activity, including its new $1.5 billion line of credit, the Company has recently been able to access capital; however, there is no assurance the Company will be able to do so in future periods or on similar terms and conditions. Many factors impact the Company's ability to access capital, such as its overall debt level, interest rates, interest coverage ratios and prevailing market conditions. In the event that the Company has significant tenant defaults as a result of the overall economy and general market conditions, the Company could have a decrease in cash flow from operations, which could create borrowings under its line of credit. These events could result in an increase in the Company's proportion of floating rate debt, which would cause it to be subject to interest rate fluctuations in the future.

        The Company's total outstanding loan indebtedness at March 31, 2012 was $6.2 billion (including $930 million of unsecured debt and $1.9 billion of its pro rata share of joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgages notes collateralized by individual properties. The Company expects that all of the maturities during the next twelve months, except the mortgage note payable on Prescott Gateway, will be refinanced, restructured, extended and/or paid off from the Company's line of credit or cash on hand. The Company's loan obligation regarding Valley View Center was discharged on April 23, 2012 (See "Other Transactions and Events" in Management's Overview and Summary).

        On March 15, 2012, the Company repaid the $439.3 million of senior convertible notes ("Senior Notes") that had matured. The repayment was funded by additional borrowings under the Company's line of credit.

        The Company has a $1.5 billion revolving line of credit that bears interest at LIBOR plus a spread of 1.75% to 3.0% depending on the Company's overall leverage and matures on May 2, 2015 with a one-year extension option. Based on the Company's current leverage levels, the borrowing rate on the new facility is LIBOR plus 2.0%. The line of credit can be expanded, depending on certain conditions, up to a total facility of $2.0 billion less the outstanding balance of the $125.0 million unsecured term loan, as discussed below. All obligations under the line of credit are unconditionally guaranteed by the Company and certain of its direct and indirect subsidiaries and are secured, subject to certain exceptions, by pledges of direct and indirect ownership interests in certain of the subsidiary guarantors. At March 31, 2012, total borrowings under the line of credit were $805 million with an average effective interest rate of 2.78%.

        The Company has a $125.0 million unsecured term loan ("Term Loan") under the Company's line of credit that bears interest at LIBOR plus a spread of 1.95% to 3.20% depending on the Company's overall leverage and matures on December 8, 2018. Based on the Company's current leverage levels, the borrowing rate is LIBOR plus 2.20%. As of March 31, 2012, the total interest rate was 2.59%.

        At March 31, 2012, the Company was in compliance with all applicable loan covenants under its agreements.

        At March 31, 2012, the Company had cash and cash equivalents available of $229.3 million.

  Off-Balance Sheet Arrangements:

        The Company accounts for its investments in joint ventures that it does not have a controlling interest in or is not the primary beneficiary of, using the equity method of accounting and those investments are reflected on the Consolidated Balance Sheets of the Company as "Investments in unconsolidated joint ventures" and "Distributions in excess of investments in unconsolidated joint ventures".

        In addition, certain joint ventures also have secured debt that could become recourse debt to the Company or its subsidiaries, in excess of the Company's pro rata share, should the joint ventures be unable to discharge the obligations of the related debt. At March 31, 2012, the balance of the debt that could be recourse to the Company was $374.2 million offset in part by indemnity agreements from joint venture partners for $179.5 million. The maturities of the recourse debt, net of indemnification, are $168.9 million in 2013, $16.8 million in 2015 and $9.0 million in 2016.

        Additionally, as of March 31, 2012, the Company is contingently liable for $19.7 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

  Long-term Contractual Obligations:

        The following is a schedule of long-term contractual obligations as of March 31, 2012 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)	$4,498,041	$444,660	$1,091,813	$2,054,700	$906,868
Operating lease obligations(1)	843,064	14,674	27,775	24,929	775,686
Purchase obligations(1)	9,019	9,019	—	—	—
Other long-term liabilities	259,473	215,513	4,300	3,907	35,753

	$5,609,597	$683,866	$1,123,888	$2,083,536	$1,718,307

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

        Adjusted FFO ("AFFO") excludes the FFO impact of Shoppingtown Mall and Valley View Center for the three months ended March 31, 2012 and 2011. In December 2011, the Company conveyed Shoppingtown Mall to the lender by a deed in lieu of foreclosure. In July 2010, a court-appointed receiver assumed operational control of Valley View Center and responsibility for managing all aspects of the property. Valley View Center was sold by the receiver on April 23, 2012, and the related non-recourse mortgage loan obligation was fully extinguished on that date.

        FFO and FFO on a diluted basis are useful to investors in comparing operating and financial results between periods. This is especially true since FFO excludes real estate depreciation and amortization, as the Company believes real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time. The Company believes that AFFO and AFFO on a diluted basis provide useful supplemental information regarding the Company's performance as they show a more meaningful and consistent comparison of the Company's operating performance and allow investors to more easily compare the Company's results without taking into account the unrelated non-cash charges on properties controlled by either a receiver or loan servicer. FFO and AFFO on a diluted basis are measures investors find most useful in measuring the dilutive impact of outstanding convertible securities.

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

        The following reconciles net (loss) income available to common stockholders to FFO and FFO-diluted for the three months ended March 31, 2012 and 2011 and FFO and FFO—diluted to AFFO and AFFO—diluted for the same periods (dollars and shares in thousands):

	For the Three Months Ended March 31,
	2012	2011
Net (loss) income available to common stockholders	$(14,068)	$34
Adjustments to reconcile net income to FFO—basic:
Noncontrolling interest in the Operating Partnership	(1,188)	3
Loss on remeasurement, sale or write-down of consolidated assets, net	35,727	437
Add: gain on undepreciated assets—consolidated assets	—	542
Add: noncontrolling interest share of gain on sale of consolidated joint ventures	3,555	—
Gain on remeasurement, sale or write-down of assets from unconsolidated joint ventures(1)	(11,511)	(12,550)
Add: gain on sale of undepreciated assets—from unconsolidated joint ventures(1)	—	40
Depreciation and amortization on consolidated assets	76,964	64,626
Less: depreciation and amortization attributable to noncontrolling interest on consolidated joint ventures	(4,850)	(4,494)
Depreciation and amortization on unconsolidated joint ventures(1)	24,757	28,525
Less: depreciation on personal property	(3,213)	(3,482)

FFO—basic and diluted	106,173	73,681
Add: Shoppingtown Mall FFO	360	20
Add: Valley View Center FFO	2,629	790

AFFO and AFFO—diluted	$109,162	$74,491

Weighted average number of FFO shares outstanding for:
FFO—basic and diluted(2)	143,452	142,477

(1)
Unconsolidated joint ventures are presented at the Company's pro rata share.

(2)
As of March 31, 2012 and 2011, 11.2 million and 12.1 million OP Units were outstanding, respectively. The computation of FFO and AFFO—diluted shares outstanding includes the effect of share and unit-based compensation plans and the Senior Notes using the treasury stock method. It also assumes the conversion of MACWH, LP common and preferred units to the extent that they are dilutive to the FFO and AFFO—diluted computation.

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

        The following table sets forth information as of March 31, 2012 concerning the Company's long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV") (dollars in thousands):

	For the years ended March 31,
	2013	2014	2015	2016	2017	Thereafter	Total	FV
CONSOLIDATED CENTERS:
Long-term debt:
Fixed rate	$418,529	$78,933	$107,314	$510,834	$355,539	$744,025	$2,215,174	$2,340,689
Average interest rate	5.48%	5.55%	5.00%	6.18%	5.77%	4.65%	5.39%
Floating rate	3,000	788,377	81,839	234,995	869,000	125,000	2,102,211	2,112,387
Average interest rate	6.30%	2.61%	6.13%	3.33%	2.81%	2.59%	2.91%

Total debt—Consolidated Centers	$421,529	$867,310	$189,153	$745,829	$1,224,539	$869,025	$4,317,385	$4,453,076

UNCONSOLIDATED JOINT VENTURE CENTERS:
Long-term debt (at Company's pro rata share):
Fixed rate	$409,289	$479,847	$68,587	$364,780	$148,896	$280,407	$1,751,806	$1,855,595
Average interest rate	7.03%	5.35%	7.47%	5.71%	7.24%	4.44%	5.92%
Floating rate	196	68,926	—	13,310	70,000	—	152,432	155,531
Average interest rate	3.06%	4.76%		3.20%	3.08%		3.85%

Total debt—Unconsolidated Joint Venture Centers	$409,485	$548,773	$68,587	$378,090	$218,896	$280,407	$1,904,238	$2,011,126

        The consolidated Centers' total fixed rate debt at March 31, 2012 and December 31, 2011 was $2.2 billion and $2.6 billion, respectively. The average interest rate on fixed rate debt at March 31, 2012 and December 31, 2011 was 5.39% and 5.53%, respectively. The consolidated Centers' total floating rate debt at March 31, 2012 and December 31, 2011 was $2.1 billion and $1.6 billion, respectively. The average interest rate on floating rate debt at March 31, 2012 and December 31, 2011 was 2.91% and 3.09%, respectively.

        The Company's pro rata share of the Unconsolidated Joint Venture Centers' fixed rate debt at March 31, 2012 and December 31, 2011 was $1.8 billion. The average interest rate on fixed rate debt at March 31, 2012 and December 31, 2011 was 5.92%. The Company's pro rata share of the Unconsolidated Joint Venture Centers' floating rate debt at March 31, 2012 and December 31, 2011 was $152.4 million and $161.2 million, respectively. The average interest rate on the floating rate debt at March 31, 2012 and December 31, 2011 was 3.85% and 3.88%, respectively.

        The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on its consolidated balance sheets at fair value (See Note 5—Derivative Instruments and Hedging Activities in the Company's Notes to the Consolidated Financial Statements).

        The following derivative was outstanding at March 31, 2012 (amounts in thousands):

Property/Entity	Notional Amount	Product	Rate	Maturity	Company's Ownership	Fair Value
Westside Pavilion	175,000	Cap	5.50%	6/5/2012	100%	—

        Interest rate cap agreements ("Cap") offer protection against floating rates on the notional amount from exceeding the rates noted in the above schedule.

        In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $22.5 million per year based on $2.2 billion of floating rate debt outstanding at March 31, 2012.

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

Item 4.    Controls and Procedures

        As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of March 31, 2012, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.    Risk Factors

        There have been no material changes to the risk factors relating to the Company set forth under the caption "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        Not Applicable

Item 3.    Defaults Upon Senior Securities

        Not Applicable

Item 4.    Mine Safety Disclosures

        Not Applicable

Item 5.    Other Information

        Not Applicable

Item 6.    Exhibits

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of the Company (incorporated by reference as an exhibit to the Company's Registration Statement on Form S-11, as amended (No. 33-68964)).
3.1.1	Articles Supplementary of the Company (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date May 30, 1995).
3.1.2	Articles Supplementary of the Company (with respect to the first paragraph) (incorporated by reference as an exhibit to the Company's 1998 Form 10-K).
3.1.3	Articles Supplementary of the Company (Series D Preferred Stock) (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date July 26, 2002).
3.1.4	Articles Supplementary of the Company (incorporated by reference as an exhibit to the Company's Registration Statement on Form S-3, as amended (No. 333-88718)).
3.1.5	Articles of Amendment (declassification of Board) (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).
3.1.6	Articles Supplementary (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date February 5, 2009).
3.1.7	Articles of Amendment (increased authorized shares) (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date January 26, 2012).
4.1	Form of Common Stock Certificate (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, as amended, event date November 10, 1998).
4.2	Form of Preferred Stock Certificate (Series D Preferred Stock) (incorporated by reference as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-107063)).
4.3	Warrant to Purchase Common Stock, dated as of September 30, 2009, between the Company and Heitman M-rich Investors LLC (incorporated by reference as an exhibit to the Company's 2009 Form 10-K).
31.1	Section 302 Certification of Arthur Coppola, Chief Executive Officer
31.2	Section 302 Certification of Thomas O'Hern, Chief Financial Officer
32.1	Section 906 Certifications of Arthur Coppola and Thomas O'Hern
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MACERICH COMPANY
By:	/s/ THOMAS E. O'HERN Thomas E. O'Hern Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 7, 2012